Form 10-Q
period 2007-09-30
BB&T CORP
filed 2007-11-06
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

September 30, 2007

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

At October 31, 2007, 549,457,032 shares of the registrant's common stock, $5 par value, were outstanding.

BB&T Corporation                     Page 1                Third Quarter 2007 10-Q

Item 1. Financial Statements

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share data, shares in thousands)

	September 30,	December 31,
	2007	2006

Assets
Cash and due from banks	$1,572	$2,024
Interest-bearing deposits with banks	419	435
Federal funds sold and securities purchased under resale agreements
or similar arrangements	477	253
Segregated cash due from banks	226	153
Trading securities at fair value	1,587	2,147
Securities available for sale at fair value	23,061	20,721
Loans held for sale	1,178	680
Loans and leases, net of unearned income	88,881	82,911
Allowance for loan and lease losses	(934)	(888)
Loans and leases, net	87,947	82,023

Premises and equipment, net of accumulated depreciation	1,504	1,410
Goodwill	5,132	4,827
Core deposit and other intangible assets	491	454
Residential mortgage servicing rights at fair value	533	484
Other assets	6,654	5,740
Total assets	$130,781	$121,351

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing deposits	$13,197	$13,393
Interest checking	1,128	1,333
Other client deposits	35,391	34,062
Client certificates of deposit	26,315	24,987
Other interest-bearing deposits	9,154	7,196
Total deposits	85,185	80,971
Federal funds purchased, securities sold under repurchase agreements
and short-term borrowed funds	10,618	8,087
Long-term debt	19,059	15,904
Accounts payable and other liabilities	3,517	4,644
Total liabilities	118,379	109,606
Commitments and contingencies (Note 6)
Shareholders' equity:
Preferred stock, $5 par, 5,000 shares authorized, none issued or
outstanding at September 30, 2007, or at December 31, 2006	-	-
Common stock, $5 par, 1,000,000 shares authorized;
549,337 issued and outstanding at September 30, 2007, and
541,475 issued and outstanding at December 31, 2006	2,746	2,707
Additional paid-in capital	3,165	2,801
Retained earnings	6,759	6,596
Accumulated other comprehensive loss, net of deferred income
taxes of $(161) at September 30, 2007, and $(212) at December 31, 2006	(268)	(359)
Total shareholders' equity	12,402	11,745
Total liabilities and shareholders' equity	$130,781	$121,351

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation                     Page 2                Third Quarter 2007 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in millions, except per share data, shares in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest Income
Interest and fees on loans and leases	$1,719	$1,562	$5,007	$4,340
Interest and dividends on securities	297	230	838	659
Interest on short-term investments	14	11	37	28
Total interest income	2,030	1,803	5,882	5,027

Interest Expense
Interest on deposits	679	586	1,965	1,521
Interest on federal funds purchased, securities sold under
repurchase agreements and short-term borrowed funds	110	75	299	221
Interest on long-term debt	263	204	729	533
Total interest expense	1,052	865	2,993	2,275

Net Interest Income	978	938	2,889	2,752
Provision for credit losses	105	62	264	167

Net Interest Income After Provision for Credit Losses	873	876	2,625	2,585
Noninterest Income
Insurance commissions	206	209	632	599
Service charges on deposits	157	138	446	407
Investment banking and brokerage fees and commissions	87	82	258	242
Other nondeposit fees and commissions	46	42	137	122
Checkcard fees	47	42	132	115
Trust income	40	39	120	114
Mortgage banking income	27	23	88	84
Bankcard fees and merchant discounts	36	31	101	91
Securities gains (losses), net	6	-	(4)	-
Income from bank-owned life insurance	24	25	77	70
Other income	(1)	29	69	75
Total noninterest income	675	660	2,056	1,919
Noninterest Expense
Personnel expense	514	524	1,578	1,544
Occupancy and equipment expense	118	114	351	331
Amortization of intangibles	26	27	77	77
Professional services	36	29	99	84
Merger-related and restructuring charges, net	7	10	18	9
Loan processing expenses	29	27	84	77
Other expenses	158	184	487	472
Total noninterest expense	888	915	2,694	2,594
Earnings
Income before income taxes	660	621	1,987	1,910
Provision for income taxes	216	204	664	633
Net income	$444	$417	$1,323	$1,277

Per Common Share
Net income:
Basic	$.81	$.77	$2.42	$2.37
Diluted	$.80	$.77	$2.40	$2.35
Cash dividends paid	$.46	$.42	$1.30	$1.18

Weighted Average Shares Outstanding
Basic	550,603	538,911	546,978	538,578
Diluted	555,336	544,286	552,153	543,496

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation                     Page 3                Third Quarter 2007 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)
(Dollars in millions, except per share data, shares in thousands)

					Accumulated
	Shares of		Additional		Other	Total
	Common	Common	Paid -In	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance, January 1, 2006	543,102	$2,715	$2,819	$5,951	$(356)	$11,129
Add (Deduct):
Comprehensive income (loss):
Net income	-	-	-	1,277	-	1,277
Unrealized holding gains (losses) arising during the period
on securities available for sale, net of tax of $16	-	-	-	-	25	25
Change in unrealized gains (losses) on securities, net of tax	-	-	-	-	25	25
Change in unrecognized gains (losses) on cash flow hedges,
net of tax of $8	-	-	-	-	13	13
Change in minimum pension liability, net of tax	-	-	-	-	1	1

Total comprehensive income (loss)	-	-	-	1,277	39	1,316

Common stock issued:
In purchase acquisitions (1)	17,357	87	664	-	-	751
In connection with stock option exercises
and other employee benefits, net of cancellations	2,500	13	59	-	-	72
Redemption of common stock	(22,307)	(112)	(818)	-	-	(930)
Cash dividends declared on common stock, $1.22 per share	-	-	-	(656)	-	(656)
Other, net	-	-	52	-	-	52
Balance, September 30, 2006	540,652	$2,703	$2,776	$6,572	$(317)	$11,734

Balance, January 1, 2007	541,475	$2,707	$2,801	$6,596	$(359)	$11,745
Add (Deduct):
Comprehensive income (loss):
Net income	-	-	-	1,323	-	1,323
Unrealized holding gains (losses) arising during the period
on securities available for sale, net of tax of $52	-	-	-	-	96	96
Reclassification adjustment for losses (gains)
on securities available for sale included in net
income, net of tax of $1	-	-	-	-	3	3
Change in unrealized gains (losses) on securities, net of tax	-	-	-	-	99	99
Change in unrecognized gains (losses) on cash flow hedges,
net of tax	-	-	-	-	(1)	(1)
Change in pension liability, net of tax of $(2)	-	-	-	-	(10)	(10)
Foreign currency translation adjustment	-	-	-	-	3	3
Total comprehensive income (loss)	-	-	-	1,323	91	1,414

Common stock issued:
In purchase acquisitions (1)	8,807	44	356	-	-	400
In connection with stock option exercises
and other employee benefits, net of cancellations	2,155	11	47	-	-	58
Redemption of common stock	(3,100)	(16)	(107)	-	-	(123)
Cash dividends declared on common stock, $1.34 per share	-	-	-	(735)	-	(735)
Cumulative effect of adoption of FIN 48	-	-	-	(119)	-	(119)
Cumulative effect of adoption of FSP FAS 13-2	-	-	-	(306)	-	(306)
Other, net	-	-	68	-	-	68
Balance, September 30, 2007	549,337	$2,746	$3,165	$6,759	$(268)	$12,402

(1) Additional paid-in capital includes the value of replacement stock options issued.

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation                     Page 4                Third Quarter 2007 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	For the Nine Months Ended
	September 30,
	2007	2006
Cash Flows From Operating Activities:
Net income	$1,323	$1,277
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	264	167
Depreciation	133	137
Amortization of intangibles	77	77
Equity-based compensation	56	47
Discount accretion and premium amortization on long-term debt, net	92	91
Discount accretion and premium amortization on securities, net	2	23
Net decrease (increase) in trading account securities	560	(175)
Loss on sales of securities, net	4	-
Gain on sales of loans and mortgage loan servicing rights, net	(53)	(46)
Gain on disposals of premises and equipment, net	(4)	(31)
Proceeds from sales of loans held for sale	5,102	3,859
Originations and purchases of loans held for sale, net of principal collected	(5,785)	(3,808)
Increase in other assets, net	(820)	(293)
Decrease in accounts payable and other liabilities, net	(1,225)	(918)
Increase in segregated cash due from banks	(73)	(29)
Other, net	16	(16)
Net cash (used in) provided by operating activities	(331)	362

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	2,592	160
Proceeds from maturities, calls and paydowns of securities available for sale	4,905	1,242
Purchases of securities available for sale	(9,244)	(2,162)
Leases made to customers	(113)	(202)
Principal collected on leases	158	142
Originations and purchases of loans, net of principal collected	(4,271)	(4,788)
Net cash (paid) acquired in business combinations	(4)	68
Proceeds from disposals of premises and equipment	15	82
Purchases of premises and equipment	(184)	(186)
Proceeds from sales of foreclosed property or other real estate held for sale	64	70
Other, net	-	(17)
Net cash used in investing activities	(6,082)	(5,591)

Cash Flows From Financing Activities:
Net increase in deposits	3,244	3,570
Net increase in federal funds purchased, securities sold under repurchase agreements
and short-term borrowed funds	989	433
Proceeds from issuance of long-term debt	5,405	2,852
Repayment of long-term debt	(2,707)	(186)
Net proceeds from common stock issued	58	72
Redemption of common stock	(123)	(930)
Cash dividends paid on common stock	(709)	(636)
Excess tax benefit from equity-based awards	12	4
Net cash provided by financing activities	6,169	5,179

Net Decrease in Cash and Cash Equivalents	(244)	(50)
Cash and Cash Equivalents at Beginning of Period	2,712	2,797
Cash and Cash Equivalents at End of Period	$2,468	$2,747

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
Interest	$2,918	$2,168
Income taxes	2,073	721
Noncash investing and financing activities:
Transfers of loans to foreclosed property	91	63
Transfers of fixed assets to other real estate owned	9	6
Transfer of loans held for sale to loans held for investment	78	-
Common stock issued in business combinations	400	751

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

BB&T Corporation                     Page 5                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2007

NOTE 1. Basis of Presentation

     General

          In the opinion of management, the accompanying unaudited Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders’ Equity, and Consolidated Statements of Cash Flows of BB&T Corporation and subsidiaries (referred to herein as “BB&T”, “the Corporation” or “the Company”), present fairly, in all material respects, BB&T’s financial position at September 30, 2007 and December 31, 2006; BB&T’s results of operations for the three and nine month periods ended September 30, 2007 and 2006; and BB&T’s cash flows for the nine months ended September 30, 2007 and 2006. In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made. All adjustments during the first nine months of 2007 and 2006 were of a normal recurring nature.

          These consolidated financial statements and notes are presented in accordance with the instructions for the Quarterly Report on Form 10-Q. The information contained in the footnotes included in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2006, should be referred to in connection with these unaudited interim consolidated financial statements.

     Nature of Operations

          BB&T is a financial holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its operations primarily through its subsidiary bank, which has branches in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Tennessee, Kentucky, Florida, Alabama, Indiana and Washington, D.C. BB&T’s subsidiary bank provides a wide range of banking services to individuals and businesses, and offers a variety of loans to businesses and consumers. Such loans are made primarily to individuals residing in the market areas described above or to businesses located within BB&T’s geographic footprint. BB&T’s subsidiary bank also markets a wide range of deposit services to individuals and businesses. BB&T’s subsidiary bank offers, either directly, or through its subsidiaries, lease financing to businesses and municipal governments; factoring; discount brokerage services, annuities and mutual funds; life insurance, property and casualty insurance, health insurance and commercial general liability insurance on an agency basis and through a wholesale insurance brokerage operation; insurance premium financing; permanent financing arrangements for commercial real estate; loan servicing for third-party investors; direct consumer finance loans to individuals; and trust, investment and advisory services. The direct nonbank subsidiaries of BB&T provide a variety of financial services including automobile lending, equipment financing, full-service securities brokerage, payroll processing, asset management and capital markets services.

BB&T Corporation                     Page 6                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2007

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

BB&T Corporation                     Page 7                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2007

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

BB&T Corporation                     Page 8                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2007

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

BB&T Corporation                     Page 9                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2007

NOTE 2. Business Combinations and Intangible Assets

     Acquisitions

          On January 2, 2007, BB&T completed the acquisition of AFCO Credit Corporation and its Canadian affiliate, CAFO, Inc. In conjunction with this transaction, BB&T recorded $10 million in goodwill and $50 million in amortizing intangibles, which are primarily related to broker relationships.

          On May 1, 2007, BB&T completed the acquisition of Coastal Financial Corporation, a $1.7 billion bank holding company headquartered in Myrtle Beach, South Carolina. In conjunction with this transaction, BB&T issued approximately 8.8 million shares of common stock and 574 thousand stock options valued in the aggregate at $400 million and recorded $247 million in goodwill and $47 million in amortizing intangibles, which are primarily comprised of core deposit intangibles.

          During the first nine months of 2007, BB&T acquired two insurance agencies. Approximately $20 million in goodwill and $17 million of identifiable intangibles were recorded in connection with these transactions. BB&T also divested one insurance agency during the first nine months of 2007.

     Goodwill and Other Intangible Assets

          The changes in the carrying amount of goodwill attributable to each of BB&T’s operating segments for the nine months ended September 30, 2007 are as follows:

	Goodwill Activity by Operating Segment
		Residential
	Banking	Mortgage	Sales	Specialized	Insurance	Financial	All
	Network	Banking	Finance	Lending	Services	Services	Other	Total
	(Dollars in millions)

Balance, January 1, 2007	$3,785	$7	$93	$52	$690	$174	$26	$4,827
Acquisitions	247	-	-	10	20	-	-	277
Contingent consideration	-	-	-	1	22	6	-	29
Divestiture	-	-	-	-	(8)	-	-	(8)
Other adjustments	7	-	-	-	-	-	-	7
Balance, September 30, 2007	$4,039	$7	$93	$63	$724	$180	$26	$5,132

           The following table presents the gross carrying amounts and accumulated amortization for BB&T’s identifiable intangible assets subject to amortization at the dates presented:

	Identifiable Intangible Assets
	As of September 30, 2007			As of December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
			(Dollars in millions)
Identifiable intangible assets
Core deposit intangibles	$456	$(271)	$185	$413	$(235)	$178
Other (1)	542	(236)	306	471	(195)	276
Totals	$998	$(507)	$491	$884	$(430)	$454
(1) Other identifiable intangibles are primarily comprised of customer relationship intangibles.

BB&T Corporation                     Page 10                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2007

NOTE 3. Securities

          The amortized cost and approximate fair values of securities available for sale were as follows:

		September 30, 2007
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
		(Dollars in millions)
Securities available for sale:
U.S. Treasury securities	$80	$-	$-	$80
U.S. government-sponsored entity securities	10,466	21	132	10,355
Mortgage-backed securities	8,519	17	137	8,399
States and political subdivisions	1,320	20	7	1,333
Equity and other securities	2,915	14	35	2,894
Total securities available for sale	$23,300	$72	$311	$23,061

		December 31, 2006
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
		(Dollars in millions)
Securities available for sale:
U.S. Treasury securities	$84	$-	$1	$83
U.S. government-sponsored entity securities	9,324	2	290	9,036
Mortgage-backed securities	8,418	27	148	8,297
States and political subdivisions	563	9	1	571
Equity and other securities	2,723	26	15	2,734
Total securities available for sale	$21,112	$64	$455	$20,721

          On September 30, 2007, BB&T held certain investment securities having continuous unrealized loss positions for more than 12 months. As of September 30, 2007, the unrealized losses on these securities totaled $122 million. Substantially all of these investments were in U.S. government-sponsored entity securities and mortgage-backed securities, which primarily consist of securities issued by the Federal Farm Credit Bureau, the Federal Home Loan Bank System, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These agencies are rated AAA and the unrealized losses are the result of increases in market interest rates rather than changes in the underlying credit quality of the issuers. At September 30, 2007, BB&T had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Accordingly, BB&T has not recognized any other-than-temporary impairment in connection with these securities during 2007.

BB&T Corporation                     Page 11                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2007

          The following tables reflect the gross unrealized losses and fair values of BB&T’s securities available for sale, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at the dates presented.

	September 30, 2007
	Less than 12 months		12 months or more		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in millions)
Securities:
U.S. Treasury securities	$9	$-	$25	$-	$34	$-
U.S. government-sponsored entity securities	1,279	44	5,997	88	7,276	132
Mortgage-backed securities	5,507	104	1,084	33	6,591	137
States and political subdivisions	306	7	4	-	310	7
Equity and other securities	1,579	34	35	1	1,614	35
Total temporarily impaired securities	$8,680	$189	$7,145	$122	$15,825	$311

	December 31, 2006
	Less than 12 months		12 months or more		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in millions)
Securities:
U.S. Treasury securities	$9	$-	$42	$1	$51	$1
U.S. government-sponsored entity securities	475	3	8,324	287	8,799	290
Mortgage-backed securities	1,153	5	5,241	143	6,394	148
States and political subdivisions	1	-	39	1	40	1
Equity and other securities	651	2	601	13	1,252	15
Total temporarily impaired securities	$2,289	$10	$14,247	$445	$16,536	$455

BB&T Corporation                     Page 12                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2007

NOTE 4. Merger-Related and Restructuring Activities

          BB&T has incurred certain merger-related and restructuring expenses, primarily in connection with business combinations. The following table presents the components of merger-related and restructuring charges included in noninterest expense. This table includes increases to previously recorded accruals and period expenses for items that must be expensed as incurred. Items that are required to be expensed as incurred include certain expenses associated with systems conversions, data processing, training, and other costs.

Summary of Merger-Related and Restructuring Charges (Gains)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2007	2006	2007	2006
	(Dollars in millions)
Severance and personnel-related items	$1	$1	$7	$1
Occupancy and equipment	1	1	2	(2)
Other merger-related items	5	8	9	10
Total	$7	$10	$18	$9

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

		Merger-Related and Restructuring Accrual Activity

			Merger-related
	Balance		and		Purchase	Balance
	January 1,	Accrued at	restructuring		price	September 30,
	2007	acquisition	charges	Utilized	adjustments	2007
			(Dollars in millions)

Severance and personnel-related items	$12	$4	$7	$(13)	$-	$10
Occupancy and equipment	4	1	2	(2)	1	6
Other merger-related items	2	3	9	(12)	-	2
Total	$18	$8	$18	$(27)	$1	$18

BB&T Corporation                     Page 13                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2007

NOTE 5. Long-Term Debt

Long-term debt is summarized as follows:
	Septenber 30,	December 31,
	2007	2006
	(Dollars in millions)
Parent Company
7.25% Subordinated Notes Due 2007	$-	$250
6.50% Subordinated Notes Due 2011 (1,3)	647	647
4.75% Subordinated Notes Due 2012 (1,3)	496	496
5.20% Subordinated Notes Due 2015 (1,3)	997	997
4.90% Subordinated Notes Due 2017 (1,3)	365	362
5.25% Subordinated Notes Due 2019 (1,3)	600	600

Branch Bank
Floating Rate Secured Borrowings Due 2007 (5)	-	1,500
Fixed Rate Secured Borrowings Due 2010 (6)	4,000	-
Floating Rate Senior Notes Due 2007	500	1,250
Floating Rate Senior Notes Due 2008	500	500
Floating Rate Senior Notes Due 2009	500	500
Floating Rate Subordinated Notes Due 2016 (1)	350	350
Floating Rate Subordinated Notes Due 2017 (1)	300	-
4.875% Subordinated Notes Due 2013 (1,3)	249	249
5.625% Subordinated Notes Due 2016 (1,3)	399	399

Federal Home Loan Bank Advances to Branch Bank (4)
Varying maturities to 2027	7,280	6,564

Junior Subordinated Debt to Unconsolidated Trusts (2)
5.85% BB&T Capital Trust I Securities Due 2035 (3)	514	514
6.75% BB&T Capital Trust II Securities Due 2036	598	598
6.82% BB&T Capital Trust IV Securities Due 2077 (7)	600	-
Other Securities (8)	184	168

Other Long-Term Debt	8	5

Hedging Losses	(28)	(45)

Total Long-Term Debt	$19,059	$15,904

(1)	Subordinated notes that qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.
(2)	Securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(3)	These fixed rate notes were swapped to floating rates based on LIBOR. At September 30, 2007, the effective rates paid on these borrowings ranged from 5.63% to 5.91%.
(4)	At September 30, 2007, the weighted average cost of these advances was 5.48% and the weighted average maturity was 8.8 years.
(5)	This borrowing was secured primarily by automobile loans and had a variable rate based on LIBOR.
(6)	This borrowing is secured by automobile and mortgage loans. The fixed rate was swapped to a floating rate based on LIBOR.
(7)	These securities are fixed rate through June 12, 2037 and then switch to a floating rate based on LIBOR.
(8)	These securities were issued by companies acquired by BB&T. At September 30, 2007, the effective rate paid on these borrowings ranged from 7.09% to 10.07%. These securities have varying maturities through 2035.

BB&T Corporation                     Page 14                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2007

          In June 2007, BB&T Capital Trust IV (“BBTCT IV”) issued $600 million of Capital Securities. BBTCT IV, a statutory business trust created under the laws of the State of Delaware, was formed by BB&T for the sole purpose of issuing the Capital Securities and investing the proceeds thereof in Junior Subordinated Debentures issued by BB&T. BB&T has made guarantees which, taken collectively, fully, irrevocably, and unconditionally guarantee, on a subordinated basis, all of BBTCT IV’s obligations under the Trust and Capital Securities. BBTCT IV’s sole asset is the Junior Subordinated Debentures issued by BB&T, which have a scheduled maturity on June 12, 2057 and a final repayment date on June 12, 2077. BB&T is required to use all commercially reasonable efforts, subject to certain market disruption events, to sell adequate qualifying capital securities to permit repayment of the debentures in full on the scheduled maturity date. The Junior Subordinated Debentures are subject to early redemption (i) in whole or in part at any time at the option of BB&T pursuant to the optional redemption provisions of such security, or (ii) in whole, but not in part, under certain prescribed limited circumstances. The Capital Securities of BBTCT IV are subject to mandatory redemption in whole or in part, upon repayment of the Junior Subordinated Debentures at maturity or their earlier redemption.

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

          Standby letters of credit and financial guarantees written are unconditional commitments issued by BB&T to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper issuance, bond financing and similar transactions. The credit risk involved in the issuance of these guarantees is essentially the same as that involved in extending loans to clients and as such, the instruments are collateralized when necessary. As of September 30, 2007 and December 31, 2006, BB&T had issued standby letters of credit totaling $3.1 billion and $3.2 billion, respectively. The carrying amount of the liability for such guarantees was $5 million at both September 30, 2007 and December 31, 2006.

          A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. These instruments include interest-rate swaps, caps, floors, collars, financial forwards and futures contracts, swaptions, when-issued securities, foreign exchange contracts and options written and purchased. BB&T uses derivatives primarily to manage economic risk related to securities, business loans, mortgage servicing rights and mortgage banking operations, federal funds purchased, other time deposits, long-term debt and institutional certificates of deposit. BB&T also uses derivatives to facilitate transactions on behalf of its clients. BB&T held a variety of derivative financial instruments with notional values of $43.1 billion and $23.1 billion at September 30, 2007 and December 31, 2006, respectively. These instruments were in a net gain position of $34 million at September 30, 2007, and a net loss position of $45 million at December 31, 2006.

BB&T Corporation                     Page 15                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2007

          BB&T invests in certain affordable housing and historic building rehabilitation projects throughout its market area as a means of supporting local communities and receives tax credits related to these investments. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. BB&T’s subsidiary bank typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. BB&T’s outstanding commitments to fund affordable housing investments totaled $247 million and $183 million at September 30, 2007 and December 31, 2006, respectively. At September 30, 2007, BB&T’s maximum exposure to loss associated with these investments totaled $469 million.

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

BB&T Corporation                     Page 16                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2007

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

          The following tables summarize the components of net periodic benefit cost recognized for BB&T’s pension plans for the three and nine month periods ended September 30, 2007 and 2006, respectively:

	Pension Plans
	Qualified		Nonqualified
	For the		For the
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in millions)
Service cost	$16	$16	$2	$1
Interest cost	16	14	2	2
Estimated return on plan assets	(32)	(25)	-	-
Amortization and other	-	3	1	1
Net periodic benefit cost	$-	$8	$5	$4

	Pension Plans
	Qualified		Nonqualified
	For the		For the
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in millions)
Service cost	$53	$46	$4	$3
Interest cost	50	43	6	5
Estimated return on plan assets	(89)	(68)	-	-
Amortization and other	1	7	2	2
Net periodic benefit cost	$15	$28	$12	$10

BB&T Corporation                     Page 17                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2007

          BB&T makes contributions to the qualified pension plan in amounts between the minimum required for funding standard accounts and the maximum amount deductible for federal income tax purposes. Under the Pension Protection Act of 2006, corporations are allowed to increase their contributions in 2006 and 2007 due to the increased deduction limit from 100% to 150% of the plan’s unfunded current liability. Management elected to make a discretionary contribution of $234 million to the qualified pension plan in the third quarter of 2006 pursuant to this change in pension law, and made a total of $314 million in discretionary contributions during the first nine months of 2006. During the third quarter of 2007, management elected to make a discretionary contribution of $249 million to the qualified pension plan. Management currently has no plans to make any additional contributions to the qualified pension plan in 2007.

NOTE 8. Computation of Earnings per Share

          BB&T’s basic and diluted earnings per share amounts for the three and nine month periods ended September 30, 2007 and 2006, respectively, were calculated as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(Dollars in millions, except per share data,
	shares in thousands)
Basic Earnings Per Share:
Weighted average number of common shares	550,603	538,911	546,978	538,578
Net income	$444	$417	$1,323	$1,277
Basic earnings per share	$.81	$.77	$2.42	$2.37
Diluted Earnings Per Share:
Weighted average number of common shares	550,603	538,911	546,978	538,578
Add:
Effect of dilutive equity awards	4,733	5,375	5,175	4,918
Weighted average number of diluted common shares	555,336	544,286	552,153	543,496
Net income	$444	$417	$1,323	$1,277
Diluted earnings per share	$.80	$.77	$2.40	$2.35

          For the three months ended September 30, 2007 and 2006 the number of antidilutive awards was 5.5 million and 3.3 million shares, respectively. For the nine months ended September 30, 2007 and 2006 the number of antidilutive awards was 5.4 million and 10.9 million shares, respectively.

BB&T Corporation                     Page 18                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2007

NOTE 9. Comprehensive Income (Loss)

          The balances in accumulated other comprehensive loss for the periods indicated are shown in the following tables:

	September 30, 2007
	Before-Tax	Tax	After-Tax
	Amount	Benefit	Amount
	(Dollars in millions)

Unrealized net losses on securities available for sale	$(239)	$(89)	$(150)
Unrecognized net pension and postretirement costs	(192)	(72)	(120)
Other	2	-	2
Total	$(429)	$(161)	$(268)

	December 31, 2006
	Before-Tax	Tax	After-Tax
	Amount	Benefit	Amount
	(Dollars in millions)

Unrealized net losses on securities available for sale	$(391)	$(142)	$(249)
Unrecognized net pension and postretirement costs	(180)	(70)	(110)
Total	$(571)	$(212)	$(359)

          The following table reflects the components of total comprehensive income for the three and nine month periods ended September 30, 2007 and 2006, respectively.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Dollars in millions)
Comprehensive income:
Net income	$444	$417	$1,323	$1,277
Other comprehensive income:
Net unrealized (losses) gains on securities	189	222	99	25
Net unrealized (losses) gains on cash flow hedges	3	12	(1)	13
Net change in pension liability	(9)	-	(10)	1
Net foreign currency translation adjustment	1	-	3	-
Total comprehensive income	$628	$651	$1,414	$1,316

BB&T Corporation                     Page 19                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2007

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

          Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2006, for a description of internal accounting policies and the basis for segmentation, including a description of the segments presented in the accompanying tables.

          The following tables disclose selected financial information with respect to BB&T’s reportable business segments for the periods indicated:

BB&T Corporation                     Page 20                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2007

BB&T Corporation
Reportable Segments
For the Three Months Ended September 30, 2007 and 2006

			Residential
	Banking Network		Mortgage Banking		Sales Finance	Specialized Lending			Insurance Services
	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006
	(Dollars in millions)

Net interest income (expense)	$582	$603	$269	$231	$98	$80	$172	$130	$6	$4
Net funds transfer pricing	295	244	(202)	(169)	(68)	(52)	(57)	(31)	(2)	(1)
Net interest income (expense)	877	847	67	62	30	28	115	99	4	3
Economic provision for loan and lease losses	40	38	3	3	5	6	48	36	-	-
Noninterest income	285	247	30	25	-	-	21	18	198	201
Intersegment net referral fees (expense)	59	56	(23)	(22)	(3)	(3)	-	-	-	-
Noninterest expense	373	355	16	13	6	6	52	42	153	156
Allocated corporate expenses	147	131	3	3	2	2	6	5	7	7
Income (loss) before income taxes	661	626	52	46	14	11	30	34	42	41
Provision (benefit) for income taxes	239	226	19	17	5	4	11	12	16	16
Segment net income (loss)	$422	$400	$33	$29	$9	$7	$19	$22	$26	$25
Identifiable segment assets (period end)	$59,107	$55,362	$18,406	$16,145	$5,868	$5,373	$5,470	$3,655	$1,035	$1,104

	Financial Services		Treasury		All Other Segments (1)		Parent/Reconciling Items		Total BB&T Corporation
	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006
	(Dollars in millions)

Net interest income (expense)	$8	$4	$(31)	$(53)	$39	$45	$(165)	$(106)	$978	$938
Net funds transfer pricing	-	3	(46)	(23)	(31)	(34)	111	63	-	-
Net interest income (expense)	8	7	(77)	(76)	8	11	(54)	(43)	978	938
Economic provision for loan and lease losses	-	-	-	-	1	1	8	(22)	105	62
Noninterest income	121	134	38	34	23	22	(41)	(21)	675	660
Intersegment net referral fees (expense)	4	2	-	-	-	3	(37)	(36)	-	-
Noninterest expense	115	130	2	2	21	21	150	190	888	915
Allocated corporate expenses	9	8	1	2	2	3	(177)	(161)	-	-
Income (loss) before income taxes	9	5	(42)	(46)	7	11	(113)	(107)	660	621
Provision (benefit) for income taxes	3	2	(25)	(28)	1	-	(53)	(45)	216	204
Segment net income (loss)	$6	$3	$(17)	$(18)	$6	$11	$(60)	$(62)	$444	$417
Identifiable segment assets (period end)	$3,299	$1,611	$25,277	$23,150	$4,352	$4,051	$7,967	$8,073	$130,781	$118,524
(1) Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

BB&T Corporation                     Page 21                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2007

BB&T Corporation
Reportable Segments
For the Nine Months Ended September 30, 2007 and 2006

			Residential
	Banking Network		Mortgage Banking		Sales Finance		Specialized Lending		Insurance Services
	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006
	(Dollars in millions)

Net interest income (expense)	$1,725	$1,799	$764	$659	$276	$220	$503	$356	$14	$9
Net funds transfer pricing	831	673	(575)	(473)	(188)	(138)	(163)	(83)	(3)	(2)
Net interest income (expense)	2,556	2,472	189	186	88	82	340	273	11	7
Economic provision for loan and lease losses	113	108	7	7	15	15	135	97	-	-
Noninterest income	794	715	93	87	1	1	62	52	625	578
Intersegment net referral fees (expense)	179	168	(70)	(68)	(10)	(9)	-	-	-	-
Noninterest expense	1,096	1,040	46	39	18	17	151	118	465	462
Allocated corporate expenses	440	395	8	8	7	6	17	15	21	19
Income (loss) before income taxes	1,880	1,812	151	151	39	36	99	95	150	104
Provision (benefit) for income taxes	680	655	55	55	14	13	37	35	57	40
Segment net income (loss)	$1,200	$1,157	$96	$96	$25	$23	$62	$60	$93	$64
Identifiable segment assets (period end)	$59,107	$55,362	$18,406	$16,145	$5,868	$5,373	$5,470	$3,655	$1,035	$1,104

	Financial Services		Treasury		All Other Segments (1)		Parent/Reconciling Items		Total BB&T Corporation
	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006
	(Dollars in millions)

Net interest income (expense)	$22	$10	$(107)	$(125)	$111	$127	$(419)	$(303)	$2,889	$2,752
Net funds transfer pricing	4	11	(111)	(40)	(98)	(89)	303	141	-	-
Net interest income (expense)	26	21	(218)	(165)	13	38	(116)	(162)	2,889	2,752
Economic provision for loan and lease losses	-	-	-	1	1	1	(7)	(62)	264	167
Noninterest income	388	392	79	83	70	70	(56)	(59)	2,056	1,919
Intersegment net referral fees (expense)	10	5	-	(1)	1	7	(110)	(102)	-	-
Noninterest expense	356	358	6	7	66	60	490	493	2,694	2,594
Allocated corporate expenses	25	23	3	5	7	8	(528)	(479)	-	-
Income (loss) before income taxes	43	37	(148)	(96)	10	46	(237)	(275)	1,987	1,910
Provision (benefit) for income taxes	15	14	(87)	(67)	(5)	5	(102)	(117)	664	633
Segment net income (loss)	$28	$23	$(61)	$(29)	$15	$41	$(135)	$(158)	$1,323	$1,277
Identifiable segment assets (period end)	$3,299	$1,611	$25,277	$23,150	$4,352	$4,051	$7,967	$8,073	$130,781	$118,524

(1) Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

BB&T Corporation                     Page 22                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2007

NOTE 11. Equity-Based Compensation Plans

          BB&T has options, restricted shares of common stock and restricted share units outstanding from the following equity-based compensation plans: the 2004 Stock Incentive Plan (“2004 Plan”), the 1995 Omnibus Stock Incentive Plan, the Non-Employee Directors’ Stock Option Plan, and plans assumed from acquired entities. All plans generally allow for accelerated vesting of awards for holders who retire and have met all retirement eligibility requirements and in connection with certain other events. BB&T’s shareholders have approved all equity-based compensation plans with the exception of those plans assumed from acquired companies. As of September 30, 2007, the 2004 Plan is the only plan that has awards available for future grants. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2006, for further disclosures related to equity-based awards issued by BB&T.

          BB&T measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants awarded in the first nine months of 2007.

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

          The following table details the activity during the first nine months of 2007 related to stock options awarded by BB&T:

BB&T Corporation                     Page 23                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2007

	For the Nine Months Ended
	September 30, 2007
		Wtd. Avg.
		Exercise
	Shares	Price

Outstanding at beginning of period	35,680,477	$35.30
Issued in purchase transactions	573,506	23.06
Granted	4,782,605	44.15
Exercised	(2,175,633)	28.24
Forfeited or expired	(469,574)	38.63
Outstanding at end of period	38,391,381	$36.58

Exercisable at end of period	22,979,863	$34.35

          The following table details the activity during the first nine months of 2007 related to restricted shares and restricted share units awarded by BB&T:

	For the Nine Months Ended
	September 30, 2007
		Wtd. Avg.
		Grant Date
	Shares	Fair Value
Nonvested at beginning of period	2,430,052	$32.15
Granted	1,876,162	34.45
Vested	(70,564)	32.72
Forfeited	(164,845)	31.58
Nonvested at end of period	4,070,805	$33.21

BB&T Corporation                     Page 24                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2007

NOTE 12. FIN 48

          BB&T adopted FIN 48 on January 1, 2007. Upon adoption, BB&T recorded a charge to retained earnings of $119 million as a cumulative effect of a change in accounting principle. As of January 1, 2007, BB&T had recorded $181 million of unrecognized federal and state tax benefits, which would have reduced the effective tax rate if recognized. In addition, the Company had $209 million in liabilities for tax-related interest and penalties recorded on its Consolidated Balance Sheets. Of this amount, $191 million was utilized during the first nine months of 2007. BB&T classifies interest and penalties related to income taxes as a component of the provision for income taxes in the Consolidated Statements of Income.

          As previously disclosed, BB&T paid $1.2 billion to the Internal Revenue Service (“IRS”) during the first quarter of 2007, including $284 million in pre-tax interest that had been previously accrued. The tax paid relates to differences in the timing of income recognition and deductions for income tax purposes for which deferred taxes had been previously provided.

          During the first quarter of 2007, BB&T also paid $50 million ($33 million, net of federal benefit), including tax of $40 million and interest and penalties of $10 million in conjunction with an agreement with a state taxing authority. The agreement covered tax years through 2005 and also established the future filing methodology for that state taxing authority. These amounts were previously accrued.

          BB&T does not anticipate any other significant changes to its total unrecognized tax benefits within the next 12 months.

          The IRS has completed its federal tax examinations through 2001 and is currently examining 2002-2005 and has not proposed any significant adjustments. Various years remain subject to examination by state taxing authorities.

Back to Index

BB&T Corporation                     Page 25                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

          This Quarterly Report on Form 10-Q contains forward-looking statements with respect to the financial condition, results of operations and businesses of BB&T. These forward-looking statements involve certain risks and uncertainties and are based on the beliefs and assumptions of the management of BB&T and the information available to management at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following:

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

BB&T Corporation                     Page 26                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2007

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

BB&T Corporation                     Page 27                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2007

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

BB&T Corporation                     Page 28                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2007

     Income Taxes

          The calculation of BB&T’s income tax provision is complex and requires the use of estimates and judgments. As part of the Company’s analysis and implementation of business strategies, consideration is given to the tax laws and regulations that apply to the specific facts and circumstances for any tax position under evaluation. For tax positions that are uncertain in nature, management determines whether the tax position is more likely than not to be sustained upon examination. For tax positions that meet this threshold, management then estimates the amount of the tax benefit to recognize in the financial statements. Management closely monitors tax developments in order to evaluate the effect they may have on the Company’s overall tax position and the estimates and judgments utilized in determining the income tax provision and records adjustments as necessary.

Back to Index

EXECUTIVE SUMMARY

          BB&T’s total assets at September 30, 2007 were $130.8 billion, an increase of $9.4 billion, or 7.8%, from December 31, 2006. The asset category that experienced the largest increase was loans and leases, which grew $6.0 billion, or 7.2%, during the first nine months of 2007. In addition, securities available for sale increased $2.3 billion, or 11.3%, compared to the balance at December 31, 2006.

          Total deposits at September 30, 2007, were $85.2 billion, an increase of $4.2 billion, or 5.2%, from December 31, 2006. Long-term debt increased $3.2 billion, or 19.8%, and shorter-term borrowings increased $2.5 billion, or 31.3%, during the first nine months of 2007. Total shareholders’ equity increased $657 million compared to December 31, 2006.

          Consolidated net income for the third quarter of 2007 totaled $444 million, an increase of 6.5% compared to $417 million earned during the third quarter of 2006. On a diluted per share basis, earnings for the three months ended September 30, 2007 were $.80, compared to $.77 for the same period in 2006, an increase of 3.9% . BB&T’s results of operations for the third quarter of 2007 produced an annualized return on average assets of 1.37% and an annualized return on average shareholders’ equity of 14.24% compared to prior year ratios of 1.42% and 14.39%, respectively.

          Consolidated net income for the first nine months of 2007 totaled $1.32 billion, an increase of 3.6% compared to $1.28 billion earned during the first nine months of 2006. On a diluted per share basis, earnings for the nine months ended September 30, 2007 were $2.40, compared to $2.35 for the same period in 2006, an increase of 2.1% . BB&T’s results of operations for the first nine months of 2007 produced an annualized return on average assets of 1.42% and an annualized return on average shareholders’ equity of 14.74% compared to prior year ratios of 1.51% and 15.13%, respectively.

BB&T Corporation                     Page 29                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2007

          The third quarter presented significant challenges for the financial services industry, including unusual disruptions in financial markets and a rising level of loan losses. The disruption in the financial markets resulted in losses in the third quarter from trading, hedging and other market activities. BB&T’s net interest margin declined ten basis points during the third quarter of 2007 compared to the second quarter primarily due to a change in the mix of earning assets and funding sources. BB&T produced positive operating leverage for the fourth consecutive quarter due to strong expense control and improved operating efficiency.

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

           On November 1, 2007, BB&T completed the acquisition of Collateral Real Estate Capital, LLC (“Collateral”), a commercial real estate finance company headquartered in Birmingham, Alabama. BB&T combined the operations of Collateral with its existing commercial mortgage banking subsidiary, Laureate Capital LLC. The combined company was renamed Grandbridge Real Estate Capital LLC and will be based in Charlotte, North Carolina.

          Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2006, for additional information with respect to BB&T’s recent accomplishments and significant challenges. The factors causing the fluctuations in the major balance sheet and income statement categories for the third quarter and first nine months of 2007 are further discussed in the following sections.

Back to Index

ANALYSIS OF FINANCIAL CONDITION

Securities

          Securities available for sale totaled $23.1 billion at September 30, 2007, an increase of $2.3 billion, or 11.3%, compared with December 31, 2006. Securities available for sale had net unrealized losses of $239 million and $391 million at September 30, 2007 and December 31, 2006, respectively. Trading securities totaled $1.6 billion, down $560 million, or 26.1%, compared to the balance at December 31, 2006. The decline in the trading portfolio was largely the result of a $1.1 billion purchase of municipal securities executed late in 2006, which matured early in 2007. BB&T’s trading portfolio may fluctuate significantly from period to period based on market conditions, which affect the timing of purchases and sales of securities classified as trading.

BB&T Corporation                     Page 30                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2007

         Average total securities for the first nine months of 2007 totaled $23.1 billion, an increase of $1.8 billion, or 8.6%, compared to the average balance during the first nine months of 2006. Average total securities for the third quarter of 2007 amounted to $24.2 billion, an increase of $2.5 billion, or 11.5%, compared to the average balance during the third quarter of 2006. The increase in securities was the result of a combination of factors, including an increase in funds allocated to the securities portfolio as a result of the acquisitions of Main Street Banks, Inc. (“Main Street”), First Citizens Bancorp and Coastal, and an increase in municipal securities with states and political subdivisions primarily due to a new funding program in BB&T’s Capital Markets Group.

         The annualized fully taxable equivalent (“FTE”) yield on the average securities portfolio for the third quarter of 2007 was 5.02%, which represents an increase of 55 basis points compared to the annualized yield earned during the third quarter of 2006. For the first nine months, the annualized FTE yield was 5.01%, which represents a 61 basis point increase compared to the annualized interest earned during the same period of 2006. The fluctuations in the annualized FTE yield on the average securities portfolio were primarily the result of changes in the overall composition of the securities portfolio including purchases of higher-yielding mortgage-backed securities and other higher-yielding securities, which primarily consist of privately-issued mortgage-backed securities.

          On September 30, 2007, BB&T held certain investment securities having continuous unrealized loss positions for more than 12 months. As of September 30, 2007, the unrealized losses on these securities totaled $122 million. Substantially all of these investments were in U.S. government-sponsored entity securities and mortgage-backed securities, which primarily consist of securities issued by the Federal Farm Credit Bureau, the Federal Home Loan Bank System, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These agencies are rated AAA and the unrealized losses are the result of increases in market interest rates rather than changes in the underlying credit quality of the issuers. At September 30, 2007, BB&T had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Accordingly, BB&T has not recognized any other-than-temporary impairment in connection with these securities.

Loans and Leases

         BB&T emphasizes commercial lending to small and medium-sized businesses, consumer lending, mortgage lending and specialized lending with an overall goal of maximizing the profitability of the loan portfolio, maintaining strong asset quality and achieving an equal mix of consumer and commercial loans. For the third quarter of 2007, average total loans were $89.1 billion, an increase of $8.0 billion, or 9.9%, compared to the same period in 2006. For the first nine months of 2007, average total loans were $87.0 billion, an increase of $8.8 billion, or 11.3%, compared to the same period in 2006.

BB&T Corporation                     Page 31                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2007

          The following tables present the composition of average loans and leases for the third quarter and the nine months ended September 30, 2007 and 2006, respectively:

Table 1
Composition of Average Loans and Leases

	For the Three Months Ended
	September 30, 2007		September 30, 2006
	Balance	% of total	Balance	% of total
		(Dollars in millions)

Commercial loans and leases	$42,838	48.1%	$39,977	49.3%
Direct retail loans	15,534	17.4	15,100	18.6
Sales finance loans	6,006	6.7	5,453	6.7
Revolving credit loans	1,485	1.7	1,338	1.7
Consumer loans	23,025	25.8	21,891	27.0
Mortgage loans	17,922	20.1	15,803	19.5
Specialized lending loans	5,305	6.0	3,373	4.2
Total average loans and leases	$89,090	100.0%	$81,044	100.0%

	For the Nine Months Ended
	September 30, 2007		September 30, 2006
	Balance	% of total	Balance	% of total
	(Dollars in millions)

Commercial loans and leases	$41,971	48.3%	$38,361	49.1%
Direct retail loans	15,415	17.7	14,775	18.9
Sales finance loans	5,856	6.7	5,304	6.8
Revolving credit loans	1,430	1.6	1,321	1.7
Consumer loans	22,701	26.0	21,400	27.4
Mortgage loans	17,217	19.8	15,277	19.5
Specialized lending loans	5,101	5.9	3,138	4.0
Total average loans and leases	$86,990	100.0%	$78,176	100.0%

          The slight fluctuation in the mix of the loan portfolio during the third quarter and the first nine months of 2007 compared to the same period of 2006 was primarily due to increased growth in the specialized lending portfolio, which grew at a faster pace than the consumer portfolio. The slower growth in the consumer portfolio was the result of decreased demand for home equity loans. The growth in loans generated by the specialized lending group was aided by the acquisition of AFCO, which added approximately $1.3 billion in loans, and strong internal loan growth. Growth in the commercial portfolio has slowed somewhat, primarily due to a slowdown in commercial real estate lending, which has been offset by stronger growth in commercial and industrial loans.

BB&T Corporation                     Page 32                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2007

           The annualized FTE yields on commercial, consumer, mortgage and specialized lending subsidiary loans for the first nine months of 2007 were 7.87%, 7.54%, 5.97%, and 13.33%, respectively, resulting in an annualized yield on the total loan portfolio of 7.73% . The annualized FTE yields on commercial, consumer, mortgage and specialized lending subsidiary loans for the first nine months of 2006 were 7.72%, 7.16%, 5.65%, and 15.20%, respectively, resulting in an annualized yield on the total loan portfolio of 7.46% . This reflects an increase of 27 basis points in the annualized yield on the total loan portfolio during the first nine months of 2007 compared to the same period in 2006. The increase in the FTE yield on the loan portfolio was primarily the result of the repricing of maturing loans with lower yields that were replaced with higher-yielding loans and leases. In addition, the FTE yield on the total loan portfolio was positively affected by a change in the mix of loans, with a higher percentage of higher-yielding loans originated in the specialized lending group in 2007 compared to 2006.

           The annualized FTE yield for the total loan portfolio for the third quarter of 2007 and 2006 was 7.70% . During the third quarter of 2007, the Federal Reserve lowered the federal funds target rate by 50 basis points in response to a slowdown in economic activity and the disruptions in the financial markets. The decrease in the federal funds target rate resulted in a change in the prime lending rate from 8.25% to 7.75% . The prime lending rate is the basis for which many commercial and consumer loans are priced. Therefore, the FTE yield on the loan portfolio is expected to decline as loans mature or reprice.

Other Interest-Earning Assets

           Federal funds sold and securities purchased under resale agreements or similar arrangements totaled $477 million at September 30, 2007, an increase of $224 million, or 88.5%, compared to December 31, 2006. Interest-bearing deposits with banks decreased $16 million, or 3.7%, compared to year-end 2006. These categories of earning assets are subject to large daily fluctuations based on the availability of these types of funds. The average yield on other interest-earning assets was 5.06% for the first nine months of 2007, compared to 4.07% for the same period in 2006. The average yield on other interest-earning assets was 4.96% for the third quarter of 2007, compared to 4.16% for the same period in 2006.

Goodwill and Other Assets

           BB&T’s other noninterest-earning assets, excluding premises and equipment and noninterest-bearing cash and due from banks, increased $1.3 billion from December 31, 2006 to September 30, 2007. The growth in this category included an increase in goodwill of $305 million, which resulted primarily from the acquisition of Coastal and certain contingent payments related to prior acquisitions. In addition, the prepaid pension asset increased $232 million compared to the balance at December 31, 2006 due primarily to the discretionary contribution of $249 million to the qualified pension plan during the third quarter of 2007. BB&T’s investment in certain affordable housing and historic building rehabilitation projects increased $134 million compared to the balance at December 31, 2006 and the cash surrender value of life insurance policies also increased $94 million from December 31, 2006 to September 30, 2007.

BB&T Corporation                     Page 33                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2007

Deposits

          Client deposits generated through the BB&T banking network are the largest source of funds used to support asset growth. Deposits totaled $85.2 billion at September 30, 2007, an increase of $4.2 billion, or 5.2%, from December 31, 2006.

          Average deposits for the first nine months of 2007 increased $6.6 billion, or 8.6%, to $82.9 billion compared to the first nine months of 2006. The categories of deposits with the highest average rates of growth for the first nine months of 2007 compared to the same period of 2006 were client certificates of deposit, which increased $4.0 billion, or 18.2%; interest checking, which increased $175 million, or 8.2%; and other client deposits, that includes money rate savings accounts, investor deposit accounts, savings accounts, individual retirement accounts and other time deposits, which increased $3.0 billion, or 9.5% . In addition, other interest-bearing deposits, which consist of negotiable certificates of deposit and Eurodollar deposits, decreased $539 million, or 6.7%, for the first nine months of 2007 compared to the same period in 2006.

          Average deposits for the third quarter of 2007 increased $5.1 billion, or 6.4%, compared to the same period in 2006. The categories of deposits with the highest growth for the third quarter of 2007 compared to the third quarter of 2006 were client certificates of deposit, which increased $2.5 billion, or 10.5%; and other client deposits, which increased $3.1 billion, or 9.8% . In addition, noninterest-bearing deposits decreased $263 million, or 1.9%, while other interest-bearing deposits decreased $239 million, or 3.1%, for the third quarter of 2007 compared to the same period in 2006.

          The following table presents the composition of average deposits for the third quarter and the nine months ended September 30, 2007 and 2006:

Table 2
Composition of Average Deposits

	For the Three Months Ended
	September 30, 2007		September 30, 2006
	Balance	% of total	Balance	% of total
		(Dollars in millions)

Noninterest-bearing deposits	$13,248	15.7%	$13,511	17.1%
Interest checking	2,202	2.6	2,228	2.8
Other client deposits	34,836	41.4	31,713	40.0
Client certificates of deposit	26,456	31.4	23,951	30.3
Total client deposits	76,742	91.1	71,403	90.2
Other interest-bearing deposits	7,481	8.9	7,720	9.8
Total average deposits	$84,223	100.0%	$79,123	100.0%

BB&T Corporation                     Page 34                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2007

		For the Nine Months Ended
	September 30, 2007		September 30, 2006
	Balance	% of total	Balance	% of total
		(Dollars in millions)

Noninterest-bearing deposits	$13,188	15.9%	$13,194	17.3%
Interest checking	2,299	2.8	2,124	2.8
Other client deposits	34,035	41.1	31,073	40.7
Client certificates of deposit	25,822	31.1	21,840	28.6
Total client deposits	75,344	90.9	68,231	89.4
Other interest-bearing deposits	7,564	9.1	8,103	10.6
Total average deposits	$82,908	100.0%	$76,334	100.0%

          The change in deposit mix is primarily due to a shift from lower cost products, such as noninterest-bearing accounts, to higher cost certificates of deposit as clients continue to migrate towards these products. This change also reflects management’s decision last year to more aggressively pursue retail deposits through BB&T’s branch delivery network, which reduces the Corporation’s reliance on other interest-bearing deposits.

          For the first nine months of 2007, the annualized average rate paid on total interest-bearing deposits was 3.77%, an increase of 55 basis points compared to the first nine months of 2006. For the third quarter of 2007, the annualized average rate paid on total interest-bearing deposits was 3.80% compared to 3.54% in the same period last year. The increase in the average rate paid on interest-bearing deposits resulted primarily from the higher interest rate environment that existed during the first nine months of 2007 compared to 2006, competition in the pricing of deposit products and a shift in the deposit mix to higher cost products.

Borrowings

          While client deposits remain the primary source for funding loan originations and other balance sheet growth, management uses shorter-term borrowings as a supplementary funding source for balance sheet growth. Shorter-term borrowings utilized by BB&T include federal funds purchased, securities sold under repurchase agreements, master notes, U.S. Treasury tax and loan deposit notes, and short-term bank notes. At September 30, 2007, shorter-term borrowings totaled $10.6 billion, an increase of $2.5 billion, or 31.3%, compared to December 31, 2006. The increase in these funds compared to December 31, 2006 was primarily due to a $1.6 billion increase in short-term bank notes, which were generated by a new funding program offered by BB&T’s Capital Markets Group.

          The average annualized rate paid on shorter-term borrowed funds was 4.52% for the first nine months of 2007, an increase of 29 basis points from the average rate of 4.23% paid during the comparable period of 2006. For the third quarter of 2007 and 2006, respectively, the average rate paid on shorter-term borrowings was 4.43% . The higher rate paid on shorter-term borrowed funds during the first nine months of 2007 compared to the same period in 2006 was primarily the result of the increases in the federal funds rate.

BB&T Corporation                     Page 35                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2007

          BB&T also utilizes long-term debt for a variety of funding needs, including the repurchase of common stock and to supplement levels of regulatory capital. Long-term debt consists of FHLB advances to BB&T’s banking subsidiary, corporate subordinated notes, senior and subordinated notes issued by Branch Banking and Trust Company (“Branch Bank”), junior subordinated debentures issued by BB&T and certain private borrowings by Branch Bank. Long-term debt totaled $19.1 billion at September 30, 2007, an increase of $3.2 billion, or 19.8%, from the balance at December 31, 2006. The increase primarily resulted from a $4.0 billion fixed-rate private financing by Branch Bank that matures in 2010, which was partially offset by the repayment of $1.5 billion in private financing. The fixed interest rate on the new $4.0 billion borrowing was swapped to a floating rate during the first quarter of 2007.

            In addition, BB&T and Branch Bank issued new long-term debt during the second quarter of 2007 that provides additional regulatory capital. In June 2007, BB&T issued $600 million of capital securities, through a statutory business trust created under the laws of the State of Delaware, which was formed by BB&T for the sole purpose of issuing the capital securities and investing the proceeds thereof in junior subordinated debentures issued by BB&T. BB&T has made guarantees which, taken collectively, fully, irrevocably, and unconditionally guarantee, on a subordinated basis, all of the obligations under the trust, including the capital securities. The capital securities qualify for Tier 1 regulatory capital treatment and have a scheduled maturity on June 12, 2057 and a final repayment date of June 12, 2077. BB&T is required to use all commercially reasonable efforts, subject to certain market disruption events, to sell adequate qualifying capital securities to permit repayment of the securities in full on the scheduled maturity date. In May 2007, Branch Bank issued $300 million of floating-rate subordinated notes due in 2017 that qualify for Tier II capital treatment. The proceeds from these issuances, along with other funding sources, were used to repay other long-term debt issuances of $2.5 billion during the second quarter of 2007.

          The average annualized rate paid on long-term debt for the third quarter of 2007 was 5.59%, an increase of 31 basis points compared to the third quarter of 2006. For the first nine months of 2007, the average rate paid on long-term debt was 5.48% compared to 5.04% during the same period in 2006. The increase in the cost of long-term funds resulted from replacing lower-rate private long-term funding, which was repaid in the second quarter of 2007, with a higher-rate hybrid capital issue, as well as increases in short-term rates in the current year compared to the prior year. The rise in short-term rates resulted in increases in the effective rates paid on the portion of BB&T’s long-term debt that was issued as a floating-rate instrument or swapped to a floating rate.

BB&T Corporation                     Page 36                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2007

Asset Quality

          BB&T’s nonperforming assets, which are composed of foreclosed real estate, repossessions, nonaccrual loans and restructured loans, totaled $547 million at September 30, 2007, compared to $349 million at December 31, 2006. As a percentage of loans and leases plus foreclosed property, nonperforming assets were .61% at September 30, 2007 and .42% at December 31, 2006. Loans 90 days or more past due and still accruing interest totaled $149 million at September 30, 2007, compared to $102 million at year-end 2006. This increase includes approximately $12 million in nonperforming assets acquired from Coastal.

          BB&T’s net charge-offs totaled $90 million for the third quarter and amounted to .40% of average loans and leases, on an annualized basis, compared to $55 million, or .27%, of average loans and leases, on an annualized basis, in the corresponding period in 2006. For the nine months ended September 30, 2007 and 2006, net charge-offs totaled $227 million and $148 million, respectively, and represented .35% and .25%, respectively, of average loans and leases on an annualized basis.

          The increases in net charge-offs and nonperforming assets were largely driven by challenges in the residential real estate market and higher default rates at Regional Acceptance, BB&T’s sub-prime automobile lender. BB&T’s geographic markets with the largest concentration of residential real estate credit issues are Atlanta, which has been affected by the loan portfolio acquired in the Main Street transaction, the greater metro Washington, D.C. area and, to a lesser degree, Florida.

          The allowance for credit losses, which totaled $941 million and $888 million at September 30, 2007 and December 31, 2006, respectively, consists of the allowance for loan and lease losses, which is presented on the Consolidated Balance Sheets, and the reserve for unfunded lending commitments, which is included in other liabilities on the Consolidated Balance Sheets. The allowance for loan and lease losses totaled $934 million at September 30, 2007, compared to $888 million at December 31, 2006. This amounted to 1.04% of loans and leases outstanding at September 30, 2007, compared to 1.06% at year-end 2006.

BB&T Corporation                     Page 37                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2007

     Asset quality statistics for the last five calendar quarters are presented in the accompanying tables.

Table 3 - 1
Asset Quality Analysis

	For the Three Months Ended
	9/30/07	6/30/07	3/31/07	12/31/06	9/30/06
	(Dollars in millions)
Allowance For Credit Losses
Beginning balance	$926	$901	$888	$884	$871
Allowance for acquired (sold) loans, net	-	13	3	(1)	6
Provision for credit losses	105	88	71	73	62
Charge-offs
Commercial loans and leases	(18)	(11)	(10)	(15)	(10)
Direct retail loans	(20)	(22)	(12)	(13)	(12)
Sales finance loans	(9)	(6)	(6)	(5)	(5)
Revolving credit loans	(12)	(12)	(12)	(12)	(11)
Mortgage loans	(1)	(2)	(1)	(2)	(1)
Specialized lending	(45)	(40)	(41)	(36)	(31)
Total charge-offs	(105)	(93)	(82)	(83)	(70)
Recoveries
Commercial loans and leases	3	4	8	3	4
Direct retail loans	3	3	4	3	3
Sales finance loans	2	2	2	2	2
Revolving credit loans	3	3	3	3	3
Mortgage loans	-	-	-	-	-
Specialized lending	4	5	4	4	3
Total recoveries	15	17	21	15	15
Net charge-offs	(90)	(76)	(61)	(68)	(55)
Ending balance	$941	$926	$901	$888	$884
Nonperforming Assets
Nonaccrual loans and leases
Commercial loans and leases	$237	$178	$148	$129	$124
Direct retail loans	56	43	43	39	38
Sales finance loans	4	4	1	2	2
Mortgage loans	74	63	51	53	50
Specialized lending	48	36	33	37	31
Total nonaccrual loans and leases	419	324	276	260	245
Foreclosed real estate	82	61	56	54	55
Other foreclosed property	46	37	35	35	30
Restructured loans	-	1	-	-	1
Total nonperforming assets	$547	$423	$367	$349	$331
Loans 90 days or more past due
and still accruing
Commercial loans and leases	$21	$18	$18	$14	$8
Direct retail loans	18	17	13	20	17
Sales finance loans	14	12	16	17	13
Revolving credit loans	7	6	7	6	6
Mortgage loans	76	48	39	37	36
Specialized lending	13	7	10	8	7
Total loans 90 days or more past due
and still accruing	$149	$108	$103	$102	$87

BB&T Corporation                     Page 38                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2007

Table 3 - 2
Asset Quality Ratios

	For the Three Months Ended
	9/30/07		6/30/07		3/31/07		12/31/06		9/30/06
Loans 90 days or more past due and still
accruing as a percentage of total loans
and leases	.17%		.12%		.12%		.12%		.11%
Nonaccrual and restructured loans and leases
as a percentage of total loans and leases	.47		.37		.32		.31		.30
Total nonperforming assets as a percentage of:
Total assets	.42		.33		.30		.29		.28
Loans and leases plus foreclosed property	.61		.48		.43		.42		.40
Net charge-offs as a percentage of
average loans and leases	.40		.35		.29		.33		.27
Allowance for loan and lease losses as a
percentage of loans and leases	1.04		1.04		1.05		1.06		1.08
Allowance for loan and lease losses as a
percentage of loans and leases
held for investment	1.05		1.05		1.06		1.07		1.09
Ratio of allowance for loan and lease losses to:
Net charge-offs	2.61	x	3.04	x	3.58	x	3.29	x	4.07	x
Nonaccrual and restructured loans and leases	2.23		2.83		3.24		3.41		3.59

Note: All items referring to loans and leases include loans held for sale and are net of unearned income. Applicable ratios are annualized.

Back to Index

ANALYSIS OF RESULTS OF OPERATIONS

          Consolidated net income for the third quarter of 2007 totaled $444 million, an increase of $27 million, or 6.5%, compared to $417 million earned during the third quarter of 2006. On a diluted per share basis, earnings for the three months ended September 30, 2007 were $.80, an increase of 3.9% compared to $.77 for the same period in 2006. BB&T’s results of operations for the third quarter of 2007 produced an annualized return on average assets of 1.37% and an annualized return on average shareholders’ equity of 14.24%, compared to prior year ratios of 1.42% and 14.39%, respectively.

          Consolidated net income for the first nine months of 2007 totaled $1.32 billion, an increase of 3.6% compared to $1.28 billion earned during the same period of 2006. On a diluted per share basis, earnings for the first nine months of 2007 and 2006 were $2.40 and $2.35, respectively, which represents an increase of 2.1% . BB&T’s results of operations for the first nine months of 2007 produced an annualized return on average assets of 1.42% and an annualized return on average shareholders’ equity of 14.74%, compared to prior year ratios of 1.51% and 15.13%, respectively.

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

BB&T Corporation                     Page 39                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2007

Table 4
Annualized
Profitability Measures

		2007		2006
	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Return on average assets	1.37%	1.47%	1.41%	.84%	1.42%
Return on average shareholders' equity	14.24	15.18	14.81	8.33	14.39
Net interest margin (taxable equivalent)	3.45	3.55	3.61	3.70	3.68

Net Interest Income and Net Interest Margin

          Net interest income on an FTE basis was $992 million for the third quarter of 2007 compared to $960 million for the same period in 2006, an increase of $32 million, or 3.3% . For the quarter ended September 30, 2007, average earning assets increased $10.7 billion, or 10.3%, compared to the same period of 2006, while average interest-bearing liabilities increased $11.8 billion, or 13.5%, and the net interest margin decreased from 3.68% in the third quarter of 2006 to 3.45% in the current quarter. For the first nine months of 2007, net interest income on an FTE basis was $2.9 billion, an increase of 4.3% compared to the same period in 2006. Average earning assets for the first nine months of 2007 were $111.1 billion, an increase of 10.7% compared to the prior year average of $100.3 billion, while average interest-bearing liabilities increased $12.1 billion, or 14.4%, compared to the first nine months of 2006. The net interest margin for the first nine months of 2007 was 3.54%, a decrease of 21 basis points compared to 3.75% during the first nine months of 2006. The decline in the net interest margin during 2007 compared to 2006 was affected by additional funding costs associated with a payment to the IRS that was made in January 2007 as described in the “Provision for Income Taxes” section below. In addition, the net interest margin continued to tighten in the third quarter of 2007 for three primary reasons. First, the mix of asset growth has shifted from higher-yielding commercial real estate and direct retail loans to lower-yielding mortgage loans and commercial and industrial loans. Second, higher levels of nonaccruals have negatively affected net interest income and the net interest margin. Third, increased liability costs, specifically a shift to higher-cost deposits from lower-cost transaction accounts, contributed to the margin compression.

          The following tables set forth the major components of net interest income and the related annualized yields and rates for the third quarter and the first nine months of 2007 compared to the same periods in 2006, as well as the variances between the periods caused by changes in interest rates versus changes in volumes.

BB&T Corporation                     Page 40                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2007

Table 5-1
FTE Net Interest Income and Rate / Volume Analysis
For the Three Months Ended September 30, 2007 and 2006

	Average Balances		Annualized Yield / Rate		Income/Expense		Increase	Change due to
	2007	2006	2007	2006	2007	2006	(Decrease)	Rate	Volume
	(Dollars in millions)
Assets
Securities, at amortized cost (1):
U.S. Treasury securities	$84	$115	4.48%	3.72%	$1	$1	$-	-	$-
U.S. government-sponsored entity securities (6)	10,854	11,996	4.67	4.00	127	120	7	19	(12)
Mortgage-backed securities	8,334	7,112	5.21	5.10	109	91	18	2	16
States and political subdivisions	981	596	5.48	6.90	13	10	3	(2)	5
Other securities	2,538	1,062	6.01	5.24	39	14	25	2	23
Trading securities	1,455	855	4.54	3.31	16	7	9	3	6
Total securities (5)	24,246	21,736	5.02	4.47	305	243	62	24	38
Other earning assets (2)	1,105	977	4.96	4.16	14	11	3	2	1
Loans and leases, net
of unearned income (1)(3)(4)(5)	89,090	81,044	7.70	7.70	1,725	1,571	154	-	154

Total earning assets	114,441	103,757	7.11	6.99	2,044	1,825	219	26	193

Non-earning assets	14,192	13,127

Total assets	$128,633	$116,884

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-checking	$2,202	$2,228	2.33	1.94	$13	$11	$2	$2	$-
Other client deposits	34,836	31,713	2.94	2.61	258	208	50	28	22
Client certificates of deposit	26,456	23,951	4.64	4.33	310	262	48	20	28
Other interest-bearing deposits	7,481	7,720	5.22	5.36	98	105	(7)	(4)	(3)

Total interest-bearing deposits	70,975	65,612	3.80	3.54	679	586	93	46	47
Federal funds purchased, securities sold
under repurchase agreements and
short-term borrowed funds	9,892	6,720	4.43	4.43	110	75	35	-	35
Long-term debt	18,721	15,433	5.59	5.28	263	204	59	13	46

Total interest-bearing liabilities	99,588	87,765	4.20	3.91	1,052	865	187	59	128

Noninterest-bearing deposits	13,248	13,511
Other liabilities	3,438	4,108
Shareholders' equity	12,359	11,500

Total liabilities and
shareholders' equity	$128,633	$116,884
Average interest rate spread			2.91	3.08
Net interest margin			3.45%	3.68%	$992	$960	$32	$(33)	$65

Taxable equivalent adjustment					$14	$22

(1)	Yields related to securities, loans and leases exempt from income taxes are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, and other earning assets.
(3)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5)	Includes assets which were held for sale or available for sale at amortized cost and trading securities at estimated fair value.
(6)	Includes stock issued by the FHLB of Atlanta.

BB&T Corporation                     Page 41                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2007

Table 5-2
FTE Net Interest Income and Rate / Volume Analysis
For the Nine Months Ended September 30, 2007 and 2006

	Average Balances		Annualized Yield / Rate		Income / Expense		Increase	Change due to
	2007	2006	2007	2006	2007	2006	(Decrease)	Rate	Volume
	(Dollars in millions)
Assets
Securities, at amortized cost (1):
U.S. Treasury securities	$84	$121	4.50%	3.34%	$3	$3	$-	$1	$(1)
U.S. government-sponsored entity securities (6)	10,352	11,955	4.55	3.97	354	356	(2)	49	(51)
Mortgage-backed securities	8,282	6,762	5.11	4.92	317	250	67	10	57
States and political subdivisions	710	617	6.21	6.85	33	32	1	(3)	4
Other securities	2,469	981	6.32	5.48	117	40	77	7	70
Trading securities	1,193	824	4.83	3.30	43	20	23	12	11
Total securities (5)	23,090	21,260	5.01	4.40	867	701	166	76	90
Other earning assets (2)	971	908	5.06	4.07	37	28	9	7	2
Loans and leases, net
of unearned income (1)(3)(4)(5)	86,990	78,176	7.73	7.46	5,029	4,364	665	162	503

Total earning assets	111,051	100,344	7.14	6.78	5,933	5,093	840	245	595

Non-earning assets	13,822	12,484

Total assets	$124,873	$112,828

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-checking	$2,299	$2,124	2.34	1.72	$40	$27	13	11	2
Other client deposits	34,035	31,073	2.87	2.31	731	537	194	139	55
Client certificates of deposit	25,822	21,840	4.63	4.02	894	657	237	108	129
Other interest-bearing deposits	7,564	8,103	5.30	4.95	300	300	-	21	(21)

Total interest-bearing deposits	69,720	63,140	3.77	3.22	1,965	1,521	444	279	165
Federal funds purchased, securities sold
under repurchase agreements and
short-term borrowed funds	8,848	6,971	4.52	4.23	299	221	78	16	62
Long-term debt	17,769	14,132	5.48	5.04	729	533	196	50	146

Total interest-bearing liabilities	96,337	84,243	4.15	3.61	2,993	2,275	718	345	373

Noninterest-bearing deposits	13,188	13,194
Other liabilities	3,347	4,104
Shareholders' equity	12,001	11,287

Total liabilities and
shareholders' equity	$124,873	$112,828
Average interest rate spread			2.99	3.17
Net interest margin			3.54%	3.75%	$2,940	$2,818	$122	$(100)	$222

Taxable equivalent adjustment					$51	$66

(1)	Yields related to securities, loans and leases exempt from income taxes are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, and other earning assets.
(3)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5)	Includes assets which were held for sale or available for sale at amortized cost and trading securities at estimated fair value.
(6)	Includes stock issued by the FHLB of Atlanta.

BB&T Corporation                     Page 42                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2007

Provision for Credit Losses

          The provision for credit losses totaled $105 million for the third quarter of 2007, compared to $62 million for the third quarter of 2006. For the first nine months of 2007, the provision for credit losses totaled $264 million, an increase of $97 million, or 58.1%, compared to the provision of $167 million for the same period in 2006. The increases in the provision for credit losses were driven primarily by an increase in net charge-offs, as well as growth in the lending portfolio. Net charge-offs have risen in recent periods as a result of a weakening economy and more distress by borrowers. In addition, a higher percentage of total loans in 2007 compared to 2006 were originated by the specialized lending group. Such loans have higher losses, but also produce a higher yield.

          Net charge-offs were .40% of average loans and leases for the third quarter of 2007 compared to .27% of average loans and leases for the same period in 2006. The allowance for loan and lease losses was 1.04% of loans and leases outstanding and was 2.23x total nonaccrual and restructured loans and leases at September 30, 2007, compared to 1.08% and 3.59x, respectively, at September 30, 2006.

Noninterest Income

          Noninterest income as a percentage of total revenues has increased in recent years due to BB&T’s emphasis on growing its fee-based businesses. Fee-based service revenues lessen BB&T’s dependence on traditional spread-based interest income and are a relatively stable revenue source during periods of changing interest rates. Noninterest income for the three months ended September 30, 2007 totaled $675 million, compared to $660 million for the same period in 2006, an increase of $15 million, or 2.3% . For the nine months ended September 30, 2007, noninterest income totaled $2.1 billion, an increase of $137 million, or 7.1%, compared to the same period in 2006. The overall growth in noninterest income also reflects the impact of acquisitions.

          Insurance commissions, which are BB&T’s largest source of noninterest income, totaled $206 million for the third quarter of 2007, a decrease of $3 million, or 1.4%, compared to the same three-month period of 2006. For the first nine months of 2007, insurance commissions totaled $632 million, up $33 million, or 5.5%, compared to the same period last year. The decrease in insurance revenues for the third quarter of 2007 compared to the corresponding period of 2006 was primarily attributable to more competitive pricing in the commercial property and casualty insurance markets. The increase in insurance revenues for the first nine months of 2007 compared to the corresponding period of 2006 was primarily the result of growth in commissions from the sale of property and casualty coverage, which was partially offset by the competitive pricing for these products. In addition, sales of employee benefits-related insurance products increased during 2007 compared to 2006. This growth includes the impact from acquisitions and divestitures completed during 2007 and 2006.

BB&T Corporation                     Page 43                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2007

          Service charges on deposits totaled $157 million for the third quarter of 2007, an increase of $19 million, or 13.8%, compared to the third quarter of 2006. For the first nine months of 2007, service charges on deposits totaled $446 million, an increase of $39 million, or 9.6%, compared to the same period in 2006. For the third quarter and the first nine months of 2007, higher revenues were primarily attributable to growth from overdraft fees compared to the same periods last year.

          Investment banking and brokerage fees and commissions totaled $87 million for the third quarter of 2007, an increase of $5 million, or 6.1%, from $82 million earned in the third quarter of 2006. For the first nine months of 2007, investment banking and brokerage fees and commissions totaled $258 million, up $16 million, or 6.6%, compared to the same period last year. The increases during the third quarter and the nine month periods were primarily attributable to growth in fees and commissions from Scott & Stringfellow’s retail brokerage activities derived from higher trading volumes and growth in assets under management. The growth for the third quarter of 2007 compared to the third quarter of 2006 was partially offset by a decline in advisory fees and underwriting fees at BB&T Capital Markets.

          Mortgage banking income totaled $27 million in the third quarter of 2007, an increase of $4 million, compared to $23 million earned in the third quarter of 2006. The following table provides a breakdown of the various components of mortgage banking income and other statistical information for the third quarters of 2007 and 2006:

Table 6-1
Mortgage Banking Income and Related Statistical Information

	For the Three Months Ended
	September 30,
Mortgage Banking Income	2007	2006
	(Dollars in millions)

Residential mortgage production income	$8	$10

Residential Mortgage Servicing:
Residential mortgage servicing fees	28	25

Residential mortgage servicing rights decrease in fair value
due to change in valuation inputs or assumptions	(54)	(40)
Mortgage servicing rights derivative gains	60	40
Net	6	-
Realization of expected residential mortgage servicing rights
cash flows	(23)	(21)
Total residential mortgage servicing income	11	4
Total residential mortgage banking income	19	14
Commercial mortgage banking income	8	9
Total mortgage banking income	$27	$23

	As of / For the Three Months Ended
	September 30,
Mortgage Banking Statistical Information	2007	2006
	(Dollars in millions)

Residential mortgage originations	$3,225	$2,461
Residential mortgage loans serviced for others	30,318	27,871
Residential mortgage loan sales	2,109	1,489

Commercial mortgage originations	$608	$593
Commercial mortgage loans serviced for others	9,940	8,857

BB&T Corporation                     Page 44                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2007

          For the first nine months of 2007, mortgage banking income totaled $88 million compared to $84 million earned during the same period of 2006. The following table provides a breakdown of the various components of mortgage banking income for the nine month periods ended September 30, 2007 and 2006, respectively:

Table 6-2
Mortgage Banking Income and Related Statistical Information

	For the Nine Months Ended
	September 30,
Mortgage Banking Income	2007	2006
	(Dollars in millions)

Residential mortgage production income	$38	$35

Residential Mortgage Servicing:
Residential mortgage servicing fees	84	75

Residential mortgage servicing rights increase in fair value
due to change in valuation inputs or assumptions	25	21
Mortgage servicing rights derivative losses	(16)	(14)
Net	9	7

Realization of expected residential mortgage servicing rights
cash flows	(69)	(58)
Total residential mortgage servicing income	24	24
Total residential mortgage banking income	62	59
Commercial mortgage banking income	26	25

Total mortgage banking income	$88	$84

	As of / For the Nine Months Ended
	September 30,
Mortgage Banking Statistical Information	2007	2006
	(Dollars in millions)

Residential mortgage originations	$8,700	$7,426
Residential mortgage loan sales	5,181	3,891

Commercial mortgage originations	$1,906	$1,925

          Other nondeposit fees and commissions, including bankcard fees and merchant discounts, and checkcard fees, totaled $129 million for the third quarter of 2007, an increase of $14 million, or 12.2%, compared to the third quarter of 2006. The principal drivers of the third quarter increase were checkcard fees and bankcard income, which both increased $5 million compared to the same period in 2006. For the nine months ended September 30, 2007, other nondeposit fees and commissions, including bankcard fees and merchant discounts, and checkcard fees totaled $370 million, up $42 million, or 12.8%, from the same period in 2006. The increase for the first nine months of 2007 was driven by the same factors as the quarter, including increases in checkcard fees and bankcard income of $17 million and $10 million, respectively.

BB&T Corporation                     Page 45                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2007

          Trust income totaled $40 million for the third quarter of 2007, a slight increase compared to the third quarter of 2006. For the nine months ended September 30, 2007, trust income totaled $120 million, up $6 million, or 5.3%, compared to the same period in 2006. Trust revenues are based on the types of services provided as well as the overall market value of assets managed, which is affected by market conditions. The increase in trust income for the third quarter and the first nine months of 2007 was primarily from growth in wealth management income.

          Other income, including income from bank-owned life insurance, totaled $23 million for the third quarter of 2007, a decrease of $31 million, or 57.4%, compared to the third quarter of 2006. The decrease in 2007 primarily resulted from losses incurred from hedging, trading and other market activities that arose primarily due to the disruptions in the financial markets during the third quarter of 2007. For the first nine months of 2007, other income totaled $146 million, a slight increase compared to the first nine months of 2006. The increase resulted primarily from a $19 million gain on the sale of an insurance operation and an increase of $7 million in income generated from bank-owned life insurance, primarily due to the restructuring of certain contracts into higher-yielding separate account policies in mid-2006, which were partially offset by the losses incurred from hedging, trading and other market activities incurred during the third quarter of 2007.

Noninterest Expense

          Noninterest expenses totaled $888 million for the third quarter of 2007, compared to $915 million for the same period a year ago, a decrease of $27 million, or 3.0% . For the first nine months of 2007, noninterest expenses totaled $2.7 billion, an increase of $100 million, or 3.9%, compared to the same period in 2006. Noninterest expenses for the third quarter and the first nine months of 2007 include $7 million and $18 million, respectively, in net pre-tax merger-related and restructuring charges. Noninterest expenses for the third quarter and the first nine months of 2006 include $10 million and $9 million in net pre-tax merger-related and restructuring charges, respectively. The overall growth in noninterest expense also reflects the impact of acquisitions.

          Personnel expense, the largest component of noninterest expense, was $514 million for the current quarter compared to $524 million for the same period in 2006, a decrease of $10 million, or 1.9% . This decrease was primarily attributable to incentive compensation expenses and net periodic pension expense, which decreased $8 million and $7 million, respectively, compared to the third quarter last year. The decline in net periodic pension expense was primarily a result of an increase in the estimated return on pension assets that resulted from additional funding to the pension plan. For the first nine months of 2007, personnel expense totaled $1.6 billion compared to $1.5 billion in 2006, an increase of 2.2% . The increase resulted primarily from increases in salaries and wages, and health and welfare benefits expense and equity-based compensation expense, which amounted to $20 million, $18 million, and $9 million, respectively. These increases for the first nine months of 2007 compared to the same period of 2006 were partially offset by a decline of $11 million in net periodic pension costs as a result of an increase in the estimated return on plan assets that was the result of additional funding to the pension plan.

BB&T Corporation                     Page 46                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2007

          Occupancy and equipment expense for the three months ended September 30, 2007 totaled $118 million, compared to $114 million for the third quarter of 2006, representing an increase of $4 million, or 3.5% . For the first nine months of 2007, occupancy and equipment expense totaled $351 million, up $20 million, or 6.0%, compared to 2006. The increase for the third quarter and the first nine months of 2007 was primarily related to additional rent in connection with de novo branches, acquisitions and renewals of existing leases.

          Other noninterest expenses, including professional services and loan processing expenses, totaled $223 million for the current quarter, a decrease of $17 million, or 7.1%, compared to the same period of 2006. The decrease was primarily attributable to a charge of $15 million that was recorded in the third quarter of 2006 related to a legal matter. For the first nine months of 2007, other noninterest expenses, including professional services and loan processing expenses, totaled $670 million, up $37 million, or 5.8%, compared to the same period in 2006. The increase of $37 million was primarily attributable to a pre-tax gain of $28 million from the sale of duplicate facilities that was recorded in 2006. In addition, the first nine months included an increase of $15 million in professional services expense compared to the same period of 2006 and a decrease of $15 million from the charge for the legal matter that was recorded in the third quarter of 2006.

Merger-Related and Restructuring Activities

          BB&T recorded certain merger-related items and restructuring costs during both 2007 and 2006. These charges are reflected in BB&T’s Consolidated Statements of Income as a category of noninterest expense.

          Merger-related and restructuring charges and expenses include personnel-related expenses such as staff relocation costs, severance benefits, early retirement packages and contract settlements. They also include furniture, equipment and occupancy costs related to department and branch consolidations as well as costs related to converting the data processing systems of acquired companies to BB&T’s automation platform. Additionally, merger-related and restructuring charges include professional fees, advertising and asset write-offs incurred in connection with merger and restructuring activities.

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

BB&T Corporation                     Page 47                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2007

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

	Table 7
	Merger-Related and Restructuring Accrual Activity

			Merger-related
	Balance		and		Purchase	Balance
	January 1,	Accrued at	restructuring		price	September 30,
	2007	acquisition	charges	Utilized	adjustments	2007
	(Dollars in millions)

Severance and personnel-related items	$12	$4	$7	$(13)	$-	$10
Occupancy and equipment	4	1	2	(2)	1	6
Other merger-related items	2	3	9	(12)	-	2
Total	$18	$8	$18	$(27)	$1	$18

          The remaining accruals at September 30, 2007 were related primarily to costs associated with severance payments to certain executive officers and costs to exit certain leases and to dispose of excess facilities and equipment. These liabilities will be utilized in the future because they relate to specific contracts or legal obligations that expire in later years, or they relate to the disposal of duplicate facilities and equipment, which may take longer to complete.

          In general, a major portion of accrued costs are utilized in conjunction with or immediately following the systems conversion when most of the duplicate positions are eliminated and the terminated employees begin to receive severance. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger and restructuring accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at September 30, 2007 are expected to be utilized during 2007, unless they relate to specific contracts that expire in later years.

Provision for Income Taxes

          The provision for income taxes totaled $216 million for the third quarter of 2007, an increase of $12 million compared to the same period of 2006, primarily due to higher pretax income. BB&T’s effective income tax rates for the third quarters of 2007 and 2006 were 32.7% and 32.1%, respectively. For the first nine months of 2007, the provision for income taxes was $664 million compared to $633 million for the first nine months of 2006. The $31 million increase in the provision for income taxes for the first nine months of 2007 was also primarily attributable to higher pretax income. BB&T’s effective income tax rates for the first nine months of 2007 and 2006 were 33.4% and 33.1%, respectively.

BB&T Corporation                     Page 48                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2007

           BB&T has extended credit to and invested in the obligations of states and municipalities and their agencies, and has made other investments and loans that produce tax-exempt income. The income generated from these investments, together with certain other transactions that have favorable tax treatment, have reduced BB&T’s overall effective tax rate from the statutory rate in 2007 and 2006.

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

BB&T Corporation                     Page 49                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2007

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

          The majority of BB&T’s assets and liabilities are monetary in nature and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. Fluctuations in interest rates and actions of the Board of Governors of the Federal Reserve System to regulate the availability and cost of credit have a greater effect on a financial institution’s profitability than do the effects of higher costs for goods and services. Through its balance sheet management function, which is monitored by the Market Risk and Liquidity Committee, management believes that BB&T is positioned to respond to changing needs for liquidity, changes in interest rates and inflationary trends.

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

BB&T Corporation                     Page 50                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2007

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

Table 8
Interest Sensitivity Simulation Analysis

Interest Rate Scenario			Annualized Hypothetical
			Percentage Change in
Linear	Prime Rate		Net Interest Income
Change in	September 30,		September 30,
Prime Rate	2007	2006	2007		2006

3.00%	10.75%	11.25%	(4.55	) %	(2.52	) %
1.50	9.25	9.75	(3.24)		(1.77)
No Change	7.75	8.25	-		-
(1.50)	6.25	6.75	2.58		0.89
(3.00)	4.75	5.25	3.05		0.79

          Management has established parameters for asset/liability management, which prescribe a maximum negative impact on interest sensitive income of 3% for the next 12 months for a linear increase of 150 basis points for six months followed by a flat interest rate scenario for the remaining six month period, and a maximum negative impact of 6% for a linear increase of 300 basis points for 12 months. Consistent with BB&T’s Market Risk and Liquidity Policy, management is actively analyzing various scenarios that would reduce the adverse impact of a 150 basis point increase in rates such that the results of the interest sensitivity simulation would be within the established parameters.

BB&T Corporation                     Page 51                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2007

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

          Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties. Notional amounts do not represent amounts to be exchanged between parties, and are not a measure of financial risk. On September 30, 2007, BB&T had derivative financial instruments outstanding with notional amounts totaling $43.1 billion. The estimated net fair value of open contracts was $34 million at September 30, 2007. This compares to $23.1 billion in notional derivatives with a fair value of $(45 million) at December 31, 2006. The majority of the increase in notional amounts was due to the addition of $8 billion in derivatives related to a private placement secured financing transaction. In addition, approximately $8 billion in derivatives were added to mitigate risk in various trading positions held by BB&T. The $79 million increase in the fair value of derivatives between December 31, 2006 and September 30, 2007 was primarily the result of changes in fair value of derivatives hedging mortgage servicing rights.

          Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. Because the notional amount of the instruments only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T deals only with derivatives dealers that are national market makers with strong credit ratings in its derivatives activities. BB&T further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. In addition, certain counterparties are required to provide cash collateral to BB&T when their unsecured loss positions exceed certain negotiated limits. All of the derivative contracts to which BB&T is a party settle monthly, quarterly or semiannually. Further, BB&T frequently has netting agreements with the dealers with which it does business. Because of these factors, BB&T’s credit risk exposure related to derivative contracts at September 30, 2007 was not material.

BB&T Corporation                     Page 52                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2007

          The following tables set forth certain information concerning BB&T’s derivative financial instruments at September 30, 2007 and December 31, 2006:

Table 9-1
Derivative Classifications and Hedging Relationships

	September 30, 2007
	Notional	Fair Value
	Amount	Gain	Loss
	(Dollars in Millions)

Derivatives Designated as Cash Flow Hedges:
Hedging business loans	$2,119	$14	$(12)
Hedging short term funding	1,200	-	(5)
Hedging medium term bank notes and FHLB advances	3,484	7	(3)

Derivatives Designated as Fair Value Hedges:
Hedging long-term debt	8,300	53	(83)
Hedging municipal securities	426	2	(10)

Derivatives not designated as hedges	27,522	148	(77)

Total	$43,051	$224	$(190)

	December 31, 2006
	Notional	Fair Value
	Amount	Gain	Loss
	(Dollars in Millions)

Derivatives Designated as Cash Flow Hedges:
Hedging business loans	$2,119	$8	$(22)
Hedging institutional certificates of deposit and other time
deposits	750	-	-
Hedging medium term bank notes	1,925	20	-

Derivatives Designated as Fair Value Hedges:
Hedging long-term debt	3,900	50	(97)

Derivatives not designated as hedges	14,403	57	(61)
Total	$23,097	$135	$(180)

BB&T Corporation                     Page 53                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2007

Table 9-2
Derivative Financial Instruments

	September 30, 2007		December 31, 2006
		Estimated		Estimated
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	(Dollars in Millions)

Receive fixed swaps	$11,805	$1	$6,594	$(57)
Pay fixed swaps	6,191	(46)	3,899	4
Forward starting receive fixed swaps	1,825	48	1,285	5
Forward starting pay fixed swaps	1,581	(5)	544	-
Other swaps	4,747	(5)	264	(5)
Caps, floors and collars	2,478	14	1,619	8
Foreign exchange contracts	208	2	258	-
Futures contracts	7,136	(2)	2,364	1
Treasury forwards	75	-	-	-
Interest rate lock commitments	1,141	(1)	546	(1)
Forward commitments	1,622	(2)	1,217	2
Swaptions	2,487	30	1,188	3
When-issued securities and forward rate agreements	1,165	-	2,613	(5)
Options on contracts purchased and sold	590	-	706	-
Total	$43,051	$34	$23,097	$(45)

          BB&T’s receive fixed swaps had weighted average receive rates of 5.01% and 4.93%, and weighted average pay rates of 5.55% and 5.33% at September 30, 2007 and December 31, 2006, respectively. In addition, BB&T’s pay fixed swaps had weighted average receive rates of 5.25% and 5.24%, and weighted average pay rates of 4.75% and 4.61%, at September 30, 2007 and December 31, 2006, respectively.

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

Back to Index

BB&T Corporation                     Page 54                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2007

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

          While nonrecurring events or management decisions may result in the Corporation temporarily falling below its minimum guidelines for one or more of these ratios, it is management’s intent through capital planning to return to these targeted minimums within a reasonable period of time. Such temporary decreases below these minimums are acceptable provided the Corporation and Branch Bank remain “well-capitalized.”

          Total shareholders’ equity at September 30, 2007 was $12.4 billion, an increase of $657 million compared to $11.7 billion at December 31, 2006. BB&T’s book value per common share at September 30, 2007 was $22.58, compared to $21.69 at December 31, 2006. BB&T’s tangible shareholders’ equity was $6.9 billion at September 30, 2007, compared to $6.6 billion at December 31, 2006. BB&T’s tangible book value per common share at September 30, 2007 was $12.60 compared to $12.20 at December 31, 2006.

          Financial holding companies and their bank subsidiaries are subject to regulatory requirements with respect to risk-based capital adequacy. Capital adequacy is an important indicator of financial stability and performance. Risk-based capital ratios measure capital as a percentage of a combination of risk-weighted balance sheet and off-balance sheet risk. The risk-weighted values of both balance sheet and off-balance sheet items are determined in accordance with risk factors specified by federal bank regulatory pronouncements. Please refer to the section titled “Capital” in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2006, for additional information with regard to BB&T’s capital requirements.

BB&T Corporation                     Page 55                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2007

          BB&T’s regulatory and tangible capital ratios for the last five calendar quarters are set forth in the following table. The decline in BB&T’s capital ratios as of March 31, 2007 compared to December 31, 2006 was primarily the result of the reduction of $425 million in retained earnings in connection with the adoption of FIN 48 and FSP FAS 13-2. BB&T replaced the lost regulatory capital that resulted from adopting these accounting standards in the second quarter of 2007 with the issuance of $600 million in Tier 1 qualifying capital securities.

Table 10
Capital Ratios

	2007			2006
	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Risk-based capital ratios:
Tier 1 capital	9.3%	9.4%	8.7%	9.0%	9.2%
Total capital	14.5	14.7	13.9	14.3	14.6
Tier 1 leverage ratio	7.3	7.5	6.9	7.2	7.3
Tangible equity ratio	5.5	5.5	5.5	5.7	5.8

     Share Repurchase Activity

          BB&T has periodically repurchased shares of its own common stock. In accordance with North Carolina law, repurchased shares cannot be held as treasury stock, but revert to the status of authorized and unissued shares upon repurchase.

          On June 27, 2006, BB&T’s Board of Directors granted authority under a new plan (the “2006 Plan”) for the repurchase of up to 50 million shares of BB&T’s common stock as needed for general corporate purposes. The 2006 Plan also authorizes the repurchase of the 1 million remaining shares from the previous authorization. The 2006 Plan remains in effect until all the authorized shares are repurchased unless modified by the Board of Directors.

Table 11
Share Repurchase Activity

	2007
				Maximum Remaining
				Number of Shares
	Total	Average	Total Shares Purchased	Available for Repurchase
	Shares	Price Paid	Pursuant to	Pursuant to
	Repurchased (1)	Per Share (2)	Publicly-Announced Plan	Publicly-Announced Plan
	(Shares in Thousands)
July 1-31	857	$38.38	850	50,289
August 1-31	1,007	$39.72	1,000	49,289
September 1-30	1,259	$40.21	1,250	48,039
Total	3,123	$39.55	3,100	48,039

(1)	Repurchases reflect shares exchanged or surrendered in connection with the exercise of equity-based awards under BB&T's equity-based compensation plans.
(2)	Excludes commissions.

Back to Index

BB&T Corporation                     Page 56                Third Quarter 2007 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2007

SEGMENT RESULTS

           BB&T’s operations are divided into seven reportable business segments: the Banking Network, Residential Mortgage Banking, Sales Finance, Specialized Lending, Insurance Services, Financial Services and Treasury. These operating segments have been identified based primarily on BB&T’s organizational structure. See Note 10 “Operating Segments” in the notes to the consolidated financial statements contained herein for additional disclosures related to BB&T’s reportable business segments. Fluctuations in noninterest income and noninterest expense incurred directly by the operating segments are more fully described in the sections titled “Noninterest Income” and “Noninterest Expense” of this discussion and analysis. The following table reflects the net income (loss) for each of BB&T’s operating segments for the nine month periods ended September 30, 2007 and 2006, respectively.

BB&T Corporation
Reportable Segments

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
	(Dollars in Millions)

Banking Network	$1,200	$1,157
Residential Mortgage Banking	96	96
Sales Finance	25	23
Specialized Lending	62	60
Insurance Services	93	64
Financial Services	28	23
Treasury	(61)	(29)
All Other Segments	15	41
Parent/Reconciling Items	(135)	(158)
BB&T Corporation	$1,323	$1,277

          The $29 million increase in net income attributable to the Insurance Services segment was largely due to a pre-tax gain of $19 million earned on the sale of an insurance operation combined with internal growth and acquisitions. The decline of $32 million in net income in the Treasury segment was primarily a result of a higher funds transfer pricing charge in 2007 compared to 2006. The decline of $26 million in net income for all other segments was largely a result of a decrease in net income realized on investments managed by BB&T Capital Partners, a small business investment company, which decreased by $8 million compared to the prior year, and a decrease of $17 million from leveraged lease activities, primarily due to the implementation of FSP FAS 13-2.

Back to Index

BB&T Corporation                     Page 57                Third Quarter 2007 10-Q

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

Back to Index

Item 1A. Risk Factors

          There have been no material changes from the risk factors disclosed in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2006. In addition to the risk factors in our Annual Report on Form 10-K, you should carefully consider the following supplemental risk factor. These risks could materially affect our business, financial condition or future results, and are not the only risks we face. Additional risks and uncertainties not currently known to us or that we have deemed to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

BB&T Corporation                     Page 58                Third Quarter 2007 10-Q

Disruptions in financial markets may affect BB&T.

          Certain credit markets experienced difficult conditions and volatility during the third quarter of 2007. Uncertainties in these markets presented significant challenges for the financial services industry. As a financial services company, BB&T’s operations and financial condition are affected by economic and market conditions. For example, in the third quarter of 2007, disruptions in the financial markets resulted in losses from trading, hedging and other market activities. In addition, net charge-offs have risen recently as a result of a weakening economy and more distress by borrowers. While it is difficult to predict how long these economic conditions will exist and which markets, products or other businesses of the Company will ultimately be affected, these factors could adversely impact the Company’s financial condition and results of operations. For an analysis of the Company’s recent charge-off experience, please refer to the “Analysis of Financial Condition -- Asset Quality” section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

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

Back to Index

BB&T Corporation                     Page 59                Third Quarter 2007 10-Q

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BB&T CORPORATION
(Registrant)

Date:	November 6, 2007	By: /s/ Christopher L. Henson
Christopher L. Henson, Senior Executive Vice
President and Chief Financial Officer

Date:	November 6, 2007	By: /s/ Edward D. Vest
Edward D. Vest, Executive Vice President
and Corporate Controller
(Principal Accounting Officer)

Back to Index

Back to Index

BB&T Corporation                     Page 60                Third Quarter 2007 10-Q

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

Back to Index

BB&T Corporation                     Page 61                Third Quarter 2007 10-Q