Form 10-K
period 2007-12-31
BB&T CORP
filed 2008-02-28
CIK 92230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended:

December 31, 2007

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

At January 31, 2008, the Corporation had 546,214,815 shares of its Common Stock, $5 par value, outstanding. The aggregate market value of voting stock held by nonaffiliates of the Corporation is approximately $22.1 billion (based on the closing price of such stock as of June 30, 2007.)

CROSS REFERENCE INDEX

*	For information regarding executive officers, refer to “Executive Officers of BB&T” in Part I hereof. The other information required by Item 10 is incorporated herein by reference to the information that appears under the headings “Proposal 1-Election of Directors”, “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

The information required by Item 11 is incorporated herein by reference to the information that appears under the headings “Compensation Discussion and Analysis”, “Compensation of Executive Officers”, “Compensation Committee Report on Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, and “Compensation of Directors” in the Registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

For information required by Item 201(d) of regulation S-K refer to “Equity Compensation Plan Information” in Part I hereof. The other information required by Item 12 is incorporated herein by reference to the information that appears under the headings “Security Ownership” in the Registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

The information required by Item 13 is incorporated herein by reference to the information that appears under the headings “Corporate Governance Matters” and “Transactions with Executive Officers and Directors” in the Registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

The information required by Item 14 is incorporated herein by reference to the information that appears under the headings “Fees to Auditors” and “Corporate Governance Matters” in the Registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

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

Weakness in the markets for residential or commercial real estate, including the secondary residential mortgage loan markets, could reduce BB&T’s net income and profitability.

During 2007, softening residential housing markets, increasing delinquency and default rates, and increasingly volatile and constrained secondary credit markets began affecting the mortgage industry generally. BB&T’s financial results may be adversely affected by changes in real estate values. Decreases in real estate values could adversely affect the value of property used as collateral for loans and investments. If poor economic conditions result in decreased demand for real estate loans, the Company’s net income and profits may decrease.

The declines in home prices in many markets across the U.S., along with the reduced availability of mortgage credit, also may result in increases in delinquencies and losses in BB&T’s portfolio of loans related to residential real estate construction and development. Further declines in home prices coupled with an economic recession and associated rises in unemployment levels could drive losses beyond that which is provided for in BB&T’s allowance for loan losses. In that event, BB&T’s earnings could be adversely affected.

Additionally, recent weakness in the secondary market for residential lending could have an adverse impact upon the Company’s profitability. Significant ongoing disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of most mortgage loans other than conforming Fannie Mae and Freddie Mac loans. The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans held, mortgage loan originations and gains on sale of mortgage loans. Continued declines in real estate values and home sales volumes, and financial stress on borrowers as a result of job losses, or other factors, could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which would adversely affect BB&T’s financial condition or results of operations.

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

Difficulties may arise in the integration of the business and operations of bank holding companies, banks and other nonbank entities the Company acquires and, as a result, the Company may not be able to achieve the cost savings and synergies that it expects will result from such transactions. Achieving cost savings is dependent on consolidating certain operational and functional areas, eliminating duplicative positions and terminating certain agreements for outside services. Additional operational savings are dependent upon the integration of the acquired or merged entity’s businesses with BB&T or one of BB&T’s subsidiaries, the conversion of core operating systems, data systems and products and the standardization of business practices. Complications or difficulties in the conversion of the core operating systems, data systems and products may result in the loss of customers, damage to BB&T’s reputation within the financial services industry, operational problems, one-time costs currently not anticipated or reduced cost savings resulting from such mergers or acquisitions. Annual cost savings in each such transaction may be materially less than anticipated if the holding company, bank merger or nonbank merger or acquisition is delayed unexpectedly, the integration of operations is delayed beyond what is anticipated or the conversion to a single data system is not accomplished on a timely basis.

Difficulty in integrating an acquired company may cause the Company not to realize expected revenue increases, cost savings, increases in geographic or product presence and/or other projected benefits from the acquisition. The integration could result in higher than expected deposit attrition, loss of key employees, disruption of BB&T’s businesses or the businesses of the acquired company, or otherwise adversely affect the Company’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition. Also, the negative effect of any divestitures required by regulatory authorities in acquisitions or business combinations may be greater than expected.

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

BB&T also experiences competition from a variety of institutions outside of the Company’s market area. Some of these institutions conduct business primarily over the Internet and may thus be able to realize certain cost savings and offer products and services at more favorable rates and with greater convenience to the customer.

Changes in banking laws could have a material adverse effect on BB&T.

BB&T is extensively regulated under federal and state banking laws and regulations that are intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole. In addition, the Company is subject to changes in federal and state laws as well as changes in banking and credit regulations, and governmental economic and monetary policies. BB&T cannot predict whether any of these changes may adversely and materially affect the Company. The current regulatory environment for financial institutions entails significant potential increases in compliance requirements and associated costs, including those related to consumer credit, with a focus on mortgage lending. For example, the North Carolina legislature in 2007 passed a number of bills that impose additional requirements, limitations and liabilities on mortgage loan brokers, originators and servicers. Generally, these enactments cover banks as well as state-licensed mortgage lenders. The legislatures of other states, such as Georgia, Maryland and South Carolina, may enact similar legislation in the future.

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

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, credit loss trends, or currency fluctuations could also cause BB&T’s stock price to decrease regardless of the Company’s operating results.

Operating Subsidiaries

At December 31, 2007, the principal operating subsidiaries of BB&T included the following:

•	Branch Banking and Trust Company, Winston-Salem, North Carolina

•	BB&T Bankcard Corporation, Columbus, Georgia

•	Scott & Stringfellow, Inc., Richmond, Virginia

•	Regional Acceptance Corporation, Greenville, North Carolina

•	Sheffield Financial LLC, Clemmons, North Carolina

•	MidAmerica Gift Certificate Company, Louisville, Kentucky

•	BB&T Asset Management, Inc., Raleigh, North Carolina

Branch Bank, BB&T’s largest subsidiary, was chartered in 1872 and is the oldest bank headquartered in North Carolina. Branch Bank provides a wide range of banking and trust services for retail and commercial clients in its geographic markets, including small and mid-size businesses, public agencies, local governments and individuals through 1,492 offices (as of December 31, 2007) located in North Carolina, South Carolina, Virginia, Maryland, Georgia, Kentucky, Florida, West Virginia, Tennessee, Washington D.C., Alabama and Indiana. Branch Bank’s principal operating subsidiaries include:

•	BB&T Equipment Finance Corporation, based in Charlotte, North Carolina, which provides loan and lease financing to commercial and small businesses;

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

•

Stanley, Hunt, DuPree & Rhine, Inc., with dual headquarters in Greensboro, North Carolina, and Greenville, South Carolina, which offers flexible benefit plans, and investment advisory, actuarial and benefit consulting services;

•

Prime Rate Premium Finance Corporation, Inc., located in Florence, South Carolina, and its subsidiary AFCO Credit Corporation, headquartered in Pittsburgh, Pennsylvania which provide insurance premium financing to clients in the United States and Canada;

•	Grandbridge Real Estate Capital, LLC, based in Charlotte, North Carolina, which specializes in arranging and servicing commercial mortgage loans;

•	Lendmark Financial Services, Inc., located in Covington, Georgia, which offers alternative consumer loans to clients unable to meet BB&T’s normal credit and mortgage loan underwriting guidelines;

•	CRC Insurance Services, Inc., based in Birmingham, Alabama, which is a wholesale insurance broker authorized to do business nationwide; and

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

Services

The primary services offered by BB&T’s subsidiaries include:

•	small business lending

•	commercial middle market lending

•	real estate lending

•	retail lending

•	home equity lending

•	sales finance

•	home mortgage lending

•	commercial mortgage lending

•	equipment finance

•	asset management

•	retail and wholesale agency insurance

•	institutional trust services

•	wealth management / private banking

•	investment brokerage services

•	capital markets services

•	commercial finance

•	consumer finance

•	international banking services

•	payment solutions

•	treasury services

•	venture capital

•	bankcard and merchant services

•	insurance premium finance

•	supply chain management

•	payroll processing

The following table reflects BB&T’s deposit market share and branch locations by state at December 31, 2007.

Table 1

BB&T Deposit Market Share and Branch Locations by State

December 31, 2007

	% of BB&T’s Deposits (2)	Deposit Market Share Rank (2)	Number of Branches
Virginia	26%	2nd	393
North Carolina (1)	26	2nd	346
Georgia	11	5th	158
Maryland	8	6th	131
South Carolina	9	3rd	115
Florida	5	10th	109
Kentucky	5	4th	89
West Virginia	6	1st	78
Tennessee	3	5th	58
Washington, D.C.	1	7th	11

(1)	Excludes home office deposits.
(2)	Source: FDIC.gov—data as of June 30, 2007.

In addition to the markets described in the table above, BB&T operates two branches in Alabama and two branches in Indiana. Please refer to Note 21 “Operating Segments” in the “Notes to Consolidated Financial Statements” for additional disclosures.

Executive Overview

Significant accomplishments in 2007

In the opinion of BB&T’s management, the Corporation’s most significant accomplishments during 2007 were as follows (amounts include the impact of acquisitions where applicable):

•	Strong performance relative to the industry

•	Avoided major market disruptions

•	Average loans increased 10.9%

•	Average client deposits increased 9.2%

•	Service charges revenue increased 11.5%

•	Strong relative performance from insurance agency operations

•	Effective expense control

•	Fee income increased 6.9%

•	Asset quality remained healthier than peers

•	90,000 net new transaction deposit accounts were added

•	Households utilizing 5 or more BB&T services grew to 31%

•	The number of clients utilizing online banking services increased 21% to approximately 2.5 million

•	35 de novo branch locations were opened

•	Maintained superior retail service quality

•	BB&T brand awareness improved

•	Acquisition and conversion of Coastal Financial Corporation was completed

•	Acquisitions of several nonbank financial services companies were completed

Challenges

BB&T has grown at a rapid pace since its merger of equals with Southern National Corporation in 1995, and BB&T’s business has become more dynamic and complex in recent years. Consequently, management has annually evaluated and, as necessary, adjusted the Corporation’s business strategy in the context of the current operating environment. During this process, management considers the current financial condition and performance of the Company and its expectations for future economic activity, both on a national and local market scale. The achievement of BB&T’s key strategic objectives and established long-term financial goals is subject to many uncertainties and challenges. In the opinion of management, the challenges that are most relevant and likely to have a near term impact on performance are presented below:

•	Downturn in the residential real estate market

•	Difficult interest rate environment has compressed growth in net interest income and created continuous margin pressure

•	Unprecedented disruption and significantly increased risk in financial markets

•	Ongoing burden of regulatory cost

•	Intense competition within the financial services industry

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

Market Area

BB&T’s primary market area consists of North and South Carolina, Virginia, Maryland, Georgia, eastern Tennessee, West Virginia, Kentucky, Florida and Washington, D.C. This area’s employment base is diverse and primarily consists of manufacturing, general services, agricultural, wholesale/retail trade, technology and financial services. BB&T believes its current market area will support consistent growth in assets and deposits in the future. Management strongly believes that BB&T’s community bank approach to providing client service is a competitive advantage that strengthens the Corporation’s ability to effectively provide financial products and services to businesses and individuals in its markets.

General Business Development

BB&T is a regional financial holding company. The core of its business and franchise was created by the merger of equals between BB&T and Southern National Corporation in 1995 and the acquisition of United Carolina Bancshares in 1997. BB&T has maintained a long-term focus on a strategy that includes expanding and diversifying the BB&T franchise in terms of revenues, profitability and asset size. Tangible evidence of this focus is the growth in average total assets, loans and deposits, which have increased over the last five years at compound annual rates of 10.8%, 11.6%, and 11.2%, respectively.

Merger Strategy

BB&T’s growth in business, profitability and market share has historically been enhanced by strategic mergers and acquisitions. Management intends to remain disciplined and focused with regards to future merger and acquisition opportunities. BB&T will continue to assess bank and thrift acquisitions subject to market conditions and suitable candidates, primarily within BB&T’s existing footprint, and will pursue economically advantageous acquisitions of insurance agencies, specialized lending businesses, and fee income generating financial services businesses. BB&T’s acquisition strategy is focused on three primary objectives:

•	to pursue acquisitions of banks and thrifts with compatible cultures that will enhance BB&T’s banking network and customer delivery system;

•	to acquire companies in niche markets that provide products or services that can be offered through the existing distribution system to BB&T’s current customer base; and

•	to consider strategic nonbank acquisitions in markets that are economically feasible and provide positive long-term benefits.

BB&T consummated acquisitions of 48 community banks and thrifts, 79 insurance agencies and 31 nonbank financial services providers over the last fifteen years. In the long-term, BB&T expects to continue to take advantage of the consolidation in the financial services industry and expand and enhance its franchise through mergers and acquisitions. The consideration paid for these acquisitions may be in the form of cash, debt or BB&T common stock. The amount of consideration paid to complete these transactions may be in excess of the book value of the underlying net assets acquired, which could have a dilutive effect on BB&T’s earnings. In addition, acquisitions often result in significant front-end charges against earnings; however, cost savings and revenue enhancements, especially incident to in-market bank and thrift acquisitions, are also typically anticipated.

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

Table 2

Composition of Loan and Lease Portfolio

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in millions)
Commercial, financial and agricultural loans	$14,037	$10,848	$9,532	$8,824	$8,187
Lease receivables	3,899	4,358	4,250	4,170	4,085
Real estate—construction and land development loans	19,474	17,553	11,942	8,601	6,477
Real estate—mortgage loans	44,687	42,219	41,539	39,257	36,251
Consumer loans	11,107	10,389	9,604	9,238	9,208

Total loans and leases held for investment	93,204	85,367	76,867	70,090	64,208
Less: unearned income	(2,297)	(2,456)	(2,473)	(2,540)	(2,628)

Net loans and leases held for investment	90,907	82,911	74,394	67,550	61,580
Loans held for sale	779	680	629	613	725

Total loans and leases	$91,686	$83,591	$75,023	$68,163	$62,305

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

Commercial Loan and Lease Portfolio

The commercial loan and lease portfolio represents the largest category of the Corporation’s total loan portfolio. BB&T’s commercial lending program is generally targeted to serve small-to-middle market businesses with sales of $200 million or less. In addition, BB&T’s Corporate Banking Group provides lending solutions to large corporate clients. Traditionally, lending to small and mid-sized businesses has been among BB&T’s strongest market segments.

Commercial and small business loans are primarily originated through BB&T’s banking network. In accordance with the Corporation’s lending policy, each loan undergoes a detailed underwriting process, which incorporates BB&T’s underwriting approach, procedures and evaluations described above. In addition, Branch Bank has adopted an internal maximum credit exposure lending limit of $245 million for a “best grade” credit, which is considerably below Branch Bank’s maximum legal lending limit. Commercial loans are typically priced with an interest rate tied to market indices, such as the prime rate and the London Interbank Offered Rate (“LIBOR”), or a fixed-rate. Commercial loans are individually monitored and reviewed for any possible deterioration in the ability of the client to repay the loan. Approximately 93% of BB&T’s commercial loans are secured by real estate, business equipment, inventories and other types of collateral. BB&T’s commercial leases consist of investments in various types of leveraged lease transactions.

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

The consumer loan portfolio consists of three primary sub-portfolios—direct retail, revolving credit and sales finance. The direct retail category consists mainly of home equity loans and lines of credit, which are secured by residential real estate. It also includes installment loans and some unsecured lines of credit other than credit cards. The revolving credit category is comprised of the outstanding balances on credit cards and BB&T’s checking account overdraft protection product, Constant Credit. Such balances are generally unsecured and actively managed by BB&T Bankcard Corporation. Finally, the sales finance category primarily includes secured indirect installment loans to consumers for the purchase of automobiles. Such loans are originated through approved franchised and independent automobile dealers throughout the BB&T market area and, to a lesser degree, states outside BB&T’s market area. The sales finance category also includes loans for the purchase of boats and recreational vehicles originated through dealers in BB&T’s market area. Substantially all consumer loans, excluding the revolving credit portfolio, are secured.

Mortgage Loan Portfolio

BB&T is a large originator of residential mortgage loans, with originations in 2007 totaling $11.9 billion. Branch Bank offers various types of fixed- and adjustable-rate loans for the purpose of constructing, purchasing or refinancing residential properties. BB&T primarily originates conforming mortgage loans and higher quality jumbo and construction-to-permanent loans for owner-occupied properties. Conforming loans are loans that are underwritten in accordance with the underwriting standards set forth by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). They are generally collateralized by one-to-four-family residential real estate, have loan-to-collateral value ratios of 80% or less, and are made to borrowers in good credit standing.

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

Specialized Lending Portfolio

BB&T’s specialized lending portfolio consists of loans originated through six wholly owned subsidiaries that provide specialty finance alternatives to consumers and businesses including: dealer-based financing of equipment for small businesses and consumers, commercial equipment leasing and finance, direct and indirect consumer finance, insurance premium finance, indirect subprime automobile finance, and full-service commercial mortgage banking. BB&T offers these services to bank clients as well as nonbank clients within and outside BB&T’s primary geographic market area.

The specialized lending portfolio carries a higher overall credit risk profile than BB&T’s other portfolios with a corresponding higher yield on the loans. BB&T’s specialized lending subsidiaries adhere to the same overall underwriting approach as the commercial and consumer lending portfolio and also utilize automated credit scoring to assist with underwriting the credit risk. The majority of these loans are relatively homogenous and no single loan is individually significant in terms of its size and potential risk of loss. The majority of the loans are secured by real estate, automobiles, equipment or unearned insurance premiums. As of December 31, 2007, included in the specialized lending portfolio are loans to subprime borrowers of approximately $2.4 billion, or 2.6% of the total BB&T loan and lease portfolio. Of these, approximately $350 million are residential real estate loans and included in the disclosures in Table 6 herein.

The following table presents BB&T’s total loan portfolio based upon the primary purpose of the loan, as discussed herein, rather than upon regulatory reporting classifications:

Table 3

Composition of Loan and Lease Portfolio Based on Loan Purpose

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in millions)
Loans and leases, net of unearned income:
Commercial loans	$43,685	$39,580	$34,965	$31,968	$29,083
Leveraged leases	1,185	1,720	1,650	1,576	1,500

Total commercial loans and leases	44,870	41,300	36,615	33,544	30,583

Sales finance	6,021	5,683	5,264	5,176	5,250
Revolving credit	1,618	1,414	1,347	1,277	1,180
Direct retail	15,691	15,312	14,453	13,585	11,812

Total consumer loans	23,330	22,409	21,064	20,038	18,242

Residential mortgage loans	17,467	15,596	13,971	11,715	10,915
Specialized Lending	5,240	3,606	2,744	2,253	1,840

Total loans held for investment	90,907	82,911	74,394	67,550	61,580

Total loans held for sale	779	680	629	613	725

Total loans and leases	$91,686	$83,591	$75,023	$68,163	$62,305

The following table reflects the scheduled maturities of commercial, financial and agricultural loans, as well as real estate construction loans:

Table 4

Selected Loan Maturities and Interest Sensitivity (1)

	December 31, 2007
	Commercial, Financial and Agricultural	Real Estate: Construction	Total
	(Dollars in millions)
Fixed rate:
1 year or less (2)	$1,695	$1,120	$2,815
1-5 years	1,861	3,840	5,701
After 5 years	1,654	1,241	2,895

Total	5,210	6,201	11,411

Variable rate:
1 year or less (2)	5,278	7,948	13,226
1-5 years	2,613	4,444	7,057
After 5 years	936	881	1,817

Total	8,827	13,273	22,100

Total loans and leases (3)	$14,037	$19,474	$33,511

(1)	Balances include unearned income.
(2)	Includes loans due on demand.

(Dollars in millions)
(3) The above table excludes:
(i) consumer loans	$11,107
(ii) real estate mortgage loans	44,687
(iii) loans held for sale	779
(iv) lease receivables	3,899

Total	$60,472

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

Table 5

Allocation of Allowance for Loan and Lease Losses by Category

	December 31,
	2007		2006		2005		2004		2003
	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in millions)
Balances at end of period applicable to:
Commercial, financial and agricultural	$183	14.9%	$135	12.6%	$138	12.3%	$130	12.5%	$155	12.6%
Real estate:
Construction and land development	223	20.7	193	20.4	132	15.4	96	12.2	94	10.0
Mortgage	391	48.4	360	49.9	381	54.4	403	56.4	382	56.9

Total real estate	614	69.1	553	70.3	513	69.8	499	68.6	476	66.9

Consumer	134	11.8	121	12.1	100	12.4	111	13.1	80	14.2
Lease receivables	20	4.2	26	5.0	24	5.5	22	5.8	29	6.3
Unallocated	53	—	53	—	50	—	43	—	45	—

Total	$1,004	100.0%	$888	100.0%	$825	100.0%	$805	100.0%	$785	100.0%

The following tables provide further details regarding BB&T’s commercial real estate lending, residential mortgage and consumer home equity portfolios as of December 31, 2007.

Table 6

Real Estate Lending Portfolio Credit Quality and Geographic Distribution

Commercial Real Estate Loan Portfolio (1)

	As of / For the Period Ended December 31, 2007
Residential Acquisition, Development, and Construction Loans (ADC)	Builder / Construction	Land / Land Development	Condos / Townhomes	Total ADC	Other Commercial Real Estate (2)	Total Commercial Real Estate
	(Dollars in millions, except average loan and average client size)
Total loans outstanding	$3,446	$4,614	$665	$8,725	$9,769	$18,494
Average loan size (in thousands)	286	586	1,419	427	433	430
Average client size (in thousands)	857	1,345	3,400	1,137	604	781
Percentage of total loans	3.8%	5.0%	.7%	9.5%	10.7%	20.2%
Nonaccrual loans and leases as a percentage of category	1.33	1.39	.45	1.30	.37	.81
Gross charge-offs as a percentage of category	.21	.20	.23	.21	.07	.13

	As of / For the Period Ended December 31, 2007
Residential Acquisition, Development, and Construction Loans (ADC) by State of Origination	Total Outstandings	Percentage of Total	Nonaccrual Loans and Leases	Nonaccrual as a Percentage of Outstandings	Gross Charge-Offs as a Percentage of Outstandings
	(Dollars in millions)
North Carolina	$2,893	33.2%	$18.62%		.10%
Georgia	1,754	20.1	28	1.58	.57
Virginia	1,410	16.2	4.32		.13
Florida	928	10.7	35	3.77	.10
South Carolina	674	7.7	5.72		.02
Tennessee	291	3.3	4	1.25	.05
Washington, D.C.	264	3.0	1.34		—
Kentucky	221	2.5	5	2.42	.09
West Virginia	151	1.7	13	8.61	1.07
Maryland	139	1.6	—	—	—

Total	$8,725	100.0%	$113	1.30%	.21%

NOTES: (1)	Commercial real estate loans (CRE) are defined as loans to finance non-owner occupied real property where the primary repayment source is the sale or rental/lease of the real property. Definition is based on internal classification.
(2)	Other CRE loans consist primarily of non-residential income producing CRE loans. C&I loans secured by real property are excluded.

Residential Mortgage Portfolio

	As of /For the Period Ended December 31, 2007
Mortgage Loans	Prime	ALT-A	Construction/ Permanent	Subprime (1)
	(Dollars in millions, except average loan size)
Total loans outstanding	$12,213	$3,295	$1,788	$520
Average loan size (in thousands)	187	323	298	64
Average credit score	720	734	734	604
Percentage of total loans	13.3%	3.6%	2.0%	.6%
Percentage that are first mortgages	99.6	99.7	98.7	81.2
Nonaccrual loans and leases as a percentage of category	.55	.72	1.09	3.28
Gross charge-offs as a percentage of category	.04	.03	.26	.78

	As of / For the Period Ended December 31, 2007
Residential Mortgage Loans by State	Total Mortgages Outstanding (1)	Percentage of Total	Nonaccrual as a Percentage of Outstandings	Gross Charge-Offs as a Percentage of Outstandings
	(Dollars in millions)
North Carolina	$4,385	24.6%	.33%	.06%
Virginia	3,627	20.4	.53	.09
Florida	2,657	14.9	1.67	.04
Maryland	1,876	10.5	.43	.05
South Carolina	1,676	9.4	.38	.02
Georgia	1,669	9.4	1.37	.22
West Virginia	398	2.2	.52	.01
Kentucky	356	2.0	.53	.14
Tennessee	246	1.4	.13	.02
Washington, D.C.	185	1.0	.40	—
Other	741	4.2	.94	.11

Total	$17,816	100.0%	.71%	.08%

Home Equity Portfolio (2)

	As of /For the Period Ended December 31, 2007
Home Equity Loans & Lines	Home Equity Loans	Home Equity Lines
	(Dollars in millions)
Total loans outstanding	$10,138	$4,463
Average loan size (in thousands) (3)	47	32
Average credit score	724	757
Percentage of total loans	11.1%	4.9%
Percentage that are first mortgages	76.9	22.6
Nonaccrual loans and leases as a percentage of category	.32	.19
Gross charge-offs as a percentage of category	.29	.26

	As of / For the Period Ended December 31, 2007
Home Equity Loans and Lines by State	Total Home Equity Loans and Lines Outstanding	Percentage of Total	Nonaccrual as a Percentage of Outstanding	Gross Charge-Offs as a Percentage of Outstandings
	(Dollars in millions)
North Carolina	$5,145	35.2%	.24%	.43%
Virginia	3,223	22.1	.14	.19
South Carolina	1,454	10.0	.37	.23
Georgia	1,136	7.8	.41	.29
West Virginia	904	6.2	.30	.10
Maryland	843	5.8	.18	.15
Florida	714	4.9	.57	.27
Kentucky	615	4.2	.39	.20
Tennessee	457	3.1	.43	.08
Washington, D.C.	92.6		.29	.55
Other	18.1		.57	—

Total	$14,601	100.0%	.28%	.28%

NOTES: (1)	Includes $350 million in loans originated by Lendmark Financial Services, which are disclosed as a part of the specialized lending category.
(2)	Home Equity portfolio is a component of direct retail loans and originated through the BB&T branching network.
(3)	Home equity lines without an outstanding balance are excluded from this calculation.

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

Deposits

Deposits are attracted principally from clients within BB&T’s branch network through the offering of a broad selection of deposit instruments to individuals and businesses, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money rate savings accounts, investor deposit accounts, certificates of deposit and individual retirement accounts. Deposit account terms vary with respect to the minimum balance required, the time period the funds must remain on deposit and service charge schedules. Interest rates paid on specific deposit types are determined based on (i) the interest rates offered by competitors, (ii) the anticipated amount and timing of funding needs, (iii) the availability and cost of alternative sources of funding, and (iv) the anticipated future economic conditions and interest rates. Client deposits are attractive sources of funding because of their stability and relative cost. Deposits are regarded as an important part of the overall client relationship and provide opportunities to cross-sell other BB&T services. In addition, BB&T gathers a portion of its deposit base through wholesale funding products, which include negotiable certificates of deposit and Eurodollar deposits through the use of a Cayman branch facility. At December 31, 2007, these sources of deposits represented approximately 12% of BB&T’s total deposits.

The following table provides information regarding the scheduled maturities of time deposits that are $100,000 and greater at December 31, 2007:

Table 7

Scheduled Maturities of Time Deposits $100,000 and Greater

December 31, 2007

(Dollars in millions)

Maturity Schedule
Three months or less	$6,641
Over three through six months	3,729
Over six through twelve months	2,806
Over twelve months	1,157

Total	$14,333

Borrowed Funds

BB&T’s ability to borrow funds from nondeposit sources provides additional flexibility in meeting the liquidity needs of the Company. Short-term borrowings include Federal funds purchased, securities sold under repurchase agreements, master notes, short-term FHLB advances, U.S. Treasury tax and loan depository note accounts and other short-term borrowings. See Note 9 “Federal Funds Purchased, Securities Sold Under Agreements to Repurchase, and Short-Term Borrowed Funds” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to these types of borrowings.

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

Employees

At December 31, 2007, BB&T had approximately 29,400 full-time equivalent employees compared to approximately 29,300 full-time equivalent employees at December 31, 2006.

Properties

BB&T and its significant subsidiaries occupy headquarter offices that are either owned or operated under long-term leases. BB&T also owns free-standing operations centers, with its primary operations and information technology center located in Wilson, North Carolina. BB&T also owns or leases significant office space used as the Corporation’s headquarters in Winston-Salem, North Carolina. At December 31, 2007, Branch Bank operated 1,492 branch offices in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Tennessee, Kentucky, Alabama, Florida, Indiana and Washington, D.C. BB&T also operates numerous insurance agencies and other businesses that occupy facilities. Office locations are either owned or leased. Management believes that the premises occupied by BB&T and its subsidiaries are well-located and suitably equipped to serve as financial services facilities. See Note 6 “Premises and Equipment” in the “Notes to Consolidated Financial Statements” in this report for additional disclosures related to BB&T’s properties and other fixed assets.

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

Executive Officers of BB&T

The following table lists the members of BB&T’s executive management team:

Name of Executive Officer	Title	Years of Service	Age
John A. Allison IV	Chairman and Chief Executive Officer	37	59
Ricky K. Brown	Senior Executive Vice President and Banking Network Manager	31	52
W. Kendall Chalk	Senior Executive Vice President and Chief Credit Officer	33	62
Barbara F. Duck	Senior Executive Vice President and Electronic Delivery Channels Manager	20	41
Donna C. Goodrich	Senior Executive Vice President and Deposit Services Manager	22	45
Robert E. Greene	Senior Executive Vice President and Risk Management and Administrative Group Manager	35	57
Christopher L. Henson	Senior Executive Vice President and Chief Financial Officer	23	46
Kelly S. King	Chief Operating Officer	36	59
Clarke R. Starnes III	Senior Executive Vice President and Specialized Lending Group Manager	26	48
Steven B. Wiggs	Senior Executive Vice President and Chief Marketing Officer	29	50
C. Leon Wilson III	Senior Executive Vice President and Operations Division Manager	31	52

Equity Compensation Plan Information

The following table provides information concerning securities to be issued upon the exercise of outstanding equity-based awards, the weighted average price of such awards and the securities remaining available for future issuance as of December 31, 2007.

Equity Compensation Plan Information

Plan Category	(a)(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b)(1) Weighted-average exercise price of outstanding options, warrants and rights	(c)(1)(2) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))
Equity compensation plans approved by security holders	41,791,849	$33.17	18,827,006
Equity compensation plans not approved by security holders	—	—	—
Total	41,791,849	$33.17	18,827,006

(1)	The table above does not include 245,334 options outstanding at December 31, 2007, at a weighted-average exercise price of $25.90, which are administered under First Virginia option plans that were assumed by BB&T in its acquisition by merger of First Virginia. No future options will be issued under the First Virginia plans.
(2)	All awards remaining available for future issuance will be issued under the terms of the BB&T Corporation 2004 Stock Incentive Plan, as amended by the Corporation’s shareholders at the 2007 Annual Meeting of Shareholders.

PERFORMANCE GRAPH

Set forth below is a graph comparing the total returns (assuming reinvestment of dividends) of BB&T Common Stock, the S&P 500 Index, and an Industry Peer Group Index. The graph assumes $100 invested on December 31, 2002 in BB&T Common Stock and in each of the indices. In 2007, the financial holding companies in the Industry Peer Group Index (the “Peer Group”) were Comerica Incorporated, Fifth-Third Bancorp, KeyCorp, M&T Bank Corporation, Marshall & Ilsley Corporation, National City Corporation, PNC Financial Services Group, Inc., Popular, Incorporated, Regions Financial Corporation, SunTrust Banks, Inc., UnionBanCal Corporation and U.S. Bancorp. The Peer Group consists of bank holding companies with assets between approximately $44.4 billion and $237.6 billion.

*	$ 100 invested on 12/31/02 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	Cumulative Total Return
	12/02	12/03	12/04	12/05	12/06	12/07
BB&T CORPORATION	100.00	108.15	122.05	126.20	137.46	100.17
S&P 500	100.00	128.68	142.68	149.69	173.33	182.85
BB&T’s PEER GROUP	100.00	128.91	139.36	136.31	159.39	120.36

REGULATORY CONSIDERATIONS

The following discussion describes elements of an extensive regulatory framework applicable to bank holding companies, financial holding companies and banks and specific information about BB&T and its subsidiaries. Regulation of banks, bank holding companies and financial holding companies is intended primarily for the protection of depositors and the Deposit Insurance Fund (the “DIF”) rather than for the protection of shareholders and creditors. In addition to banking laws, regulations and regulatory agencies, BB&T and its subsidiaries and affiliates are subject to various other laws and regulations and supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of BB&T and its ability to make distributions to shareholders.

General

As a bank holding company and a financial holding company under federal law, BB&T is subject to regulation under the Bank Holding Company Act of 1956, as amended, (the “BHCA”) and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). As a state-chartered commercial bank, Branch Bank is subject to regulation, supervision and examination by the North Carolina Commissioner of Banks. In addition, BB&T Bankcard Corporation is a special-purpose Georgia bank, subject to regulation, supervision and examination by the Georgia Department of Banking and Finance. Branch Bank and BB&T Bankcard Corporation are collectively referred to herein as the “Banks.” Each of the Banks is also subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the “FDIC”). State and federal law also govern the activities in which the Banks engage, the investments they make and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect the Banks’ operations. The Banks are also affected by the actions of the Federal Reserve Board as it attempts to control the monetary supply and credit availability in order to influence the economy.

In addition to federal and state banking laws and regulations, BB&T and certain of its subsidiaries and affiliates, including those that engage in securities underwriting, dealing, brokerage, investment advisory and insurance activities, are subject to other federal and state laws and regulations, and supervision and examination by other state and federal regulatory agencies and other regulatory authorities, including the SEC, the Financial Industry Regulatory Authority (the “FINRA”), the NYSE Euronext, Inc. (the “NYSE”), and various state insurance and securities regulators.

The earnings of BB&T’s subsidiaries, and therefore the earnings of BB&T, are affected by general economic conditions, management policies, changes in state and federal laws and regulations and actions of various regulatory authorities, including those referred to above. Proposals to change the laws and regulations to which BB&T and its subsidiaries are subject are frequently introduced at both the federal and state levels. The likelihood and timing of any such changes and the impact such changes might have on BB&T and its subsidiaries are impossible to determine with any certainty. The description herein summarizes the significant state and federal laws to which BB&T and the Banks currently are subject. To the extent statutory or regulatory provisions are described, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions.

Financial Holding Company Regulation

Under current federal law, a bank holding company, such as BB&T, may elect to become a financial holding company, which allows the holding company to offer customers virtually any type of service that is financial in nature or incidental thereto, including banking and activities closely related thereto, securities underwriting, insurance (both underwriting and agency) and merchant banking. In order to become and maintain its status as a financial holding company, a financial holding company and all of its affiliated depository institutions must be well-capitalized, well-managed, and have at least a satisfactory Community Reinvestment Act of 1977 (“CRA”) rating. If the Federal Reserve Board determines that a financial holding company is not well-capitalized or well-managed, the company has a period of time to come into compliance, but during the period of noncompliance, the Federal Reserve Board can place any limitations on the financial holding company that it believes to be appropriate. Furthermore, if the Federal Reserve Board determines that a financial holding company has not maintained a satisfactory CRA rating, the company will not be able to commence any new financial activities or acquire a company that engages in such activities, although the company will still be allowed to engage in activities closely related to banking and make investments in the ordinary course of conducting merchant banking activities. BB&T became a financial holding company on June 14, 2000, and currently satisfies the requirements to maintain its status as a financial holding company.

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

Acquisitions

BB&T complies with numerous laws related to its acquisition activity. Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank holding company or bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve Board. Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Furthermore, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, subject to any state requirement that the target bank shall have been in existence and operating for a minimum period of time, not to exceed five years; and subject to certain deposit market-share limitations. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.

Other Safety and Soundness Regulations

The Federal Reserve Board has enforcement powers over bank holding companies and their nonbanking subsidiaries. The Federal Reserve Board has authority to prohibit activities that represent unsafe or unsound practices or constitute violations of law, rule, regulation, administrative order or written agreement with a federal regulator. These powers may be exercised through the issuance of cease and desist orders, civil money penalties or other actions.

There also are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution is insolvent or is in danger of becoming insolvent. For example, under requirements of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit financial resources to support such institutions in circumstances where it might not do so otherwise. In addition, the “cross-guarantee” provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the DIF as a result of the insolvency of commonly controlled insured depository institutions or for any assistance provided by the FDIC to commonly controlled insured depository institutions in danger of failure. The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the DIF. The FDIC’s claim for reimbursement under the cross guarantee provisions is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and nonaffiliated holders of subordinated debt of the commonly controlled insured depository institution.

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

Payment of Dividends

BB&T is a legal entity separate and distinct from its subsidiaries. The majority of BB&T’s revenue is from dividends paid to BB&T by Branch Bank. Branch Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both BB&T and Branch Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums, and to remain “well-capitalized” under the prompt corrective action regulations summarized elsewhere in this section. Federal banking regulators have indicated that banking organizations should generally pay dividends only if (1) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (2) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. North Carolina law states that, subject to certain capital requirements, the board of directors of a bank chartered under the laws of North Carolina may declare a dividend of as much of that bank’s undivided profits as the directors deem expedient. BB&T does not expect that these laws, regulations or policies will materially affect the ability of Branch Bank to pay dividends. At December 31, 2007, subject to restrictions imposed by state law, the Board of Directors of Branch Bank could have declared dividends of up to $3.4 billion; however, to remain well-capitalized under federal guidelines, Branch Bank would have limited total additional dividends to $1.0 billion.

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

The Federal Reserve Board requires bank holding companies that engage in trading activities to adjust their risk-based capital ratios to take into consideration market risks that may result from movements in market prices of covered trading positions in trading accounts, or from foreign exchange or commodity positions, whether or not in trading accounts, including changes in interest rates, equity prices, foreign exchange rates or commodity prices. Any capital required to be maintained under these provisions may consist of a new “Tier 3 capital” consisting of forms of short-term subordinated debt.

Each of the federal bank regulatory agencies, including the Federal Reserve Board, also has established minimum leverage capital requirements for banking organizations. These requirements provide that banking organizations that meet certain criteria, including excellent asset quality, high liquidity, low interest rate exposure and good earnings, and that have received the highest regulatory rating must maintain a ratio of Tier 1 capital to total adjusted average assets of at least 3%. Institutions not meeting these criteria, as well as institutions with supervisory, financial or operational weaknesses, are expected to maintain a minimum Tier 1 capital to total adjusted average assets ratio at least 100 basis points above that stated minimum. Holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve Board also continues to consider a “tangible Tier 1 capital leverage ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activity.

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

The ratios of Tier 1 capital, total capital to risk-adjusted assets, and leverage capital of BB&T and Branch Bank as of December 31, 2007, are shown in the following table.

Table 8

Capital Adequacy Ratios of BB&T Corporation and Branch Bank

December 31, 2007

	Regulatory Minimums	Regulatory Minimums to be Well- Capitalized	BB&T	Branch Bank
Risk-based capital ratios:
Tier 1 capital (1)	4.0%	6.0%	9.1%	8.8%
Total risk-based capital (2)	8.0	10.0	14.2	11.1
Tier 1 leverage ratio (3)	3.0	5.0	7.2	7.0

(1)	Common shareholders’ equity excluding the over-or underfunded status of postretirement benefit obligations, unrealized gains or losses on debt securities available for sale, unrealized gains on equity securities available for sale and unrealized gains or losses on cash flow hedges, net of deferred income taxes; plus certain mandatorily redeemable capital securities, less nonqualifying intangible assets net of applicable deferred income taxes, and certain nonfinancial equity investments; computed as a ratio of risk-weighted assets, as defined in the risk-based capital guidelines.
(2)	The sum of Tier 1 capital, a qualifying portion of the allowance for credit losses, qualifying subordinated debt and qualifying unrealized gains on available for sale equity securities; computed as a ratio of risk-weighted assets, as defined in the risk-based capital guidelines.
(3)	Tier 1 capital computed as a percentage of fourth quarter average assets less nonqualifying intangibles and certain nonfinancial equity investments.

The federal banking agencies, including the Federal Reserve Board and the FDIC, are required to take “prompt corrective action” in respect of depository institutions and their bank holding companies that do not meet minimum capital requirements. The law establishes five capital categories for insured depository institutions for this purpose: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” To be considered “well-capitalized” under these standards, an institution must maintain a total risk-based capital ratio of 10% or greater; a Tier 1 risk-based capital ratio of 6% or greater; a leverage capital ratio of 5% or greater; and must not be subject to any order or written directive to meet and maintain a specific capital level for any capital measure. BB&T and Branch Bank are classified as “well-

capitalized.” Federal law also requires the bank regulatory agencies to implement systems for “prompt corrective action” for institutions that fail to meet minimum capital requirements within the five capital categories, with progressively more severe restrictions on operations, management and capital distributions according to the category in which an institution is placed. Failure to meet capital requirements may also cause an institution to be directed to raise additional capital. Federal law also mandates that the agencies adopt safety and soundness standards relating generally to operations and management, asset quality and executive compensation, and authorizes administrative action against an institution that fails to meet such standards.

In addition to the “prompt corrective action” directives, failure to meet capital guidelines may subject a banking organization to a variety of other enforcement remedies, including additional substantial restrictions on its operations and activities, termination of deposit insurance by the FDIC and, under certain conditions, the appointment of a conservator or receiver.

Deposit Insurance Assessments

The deposits of the Banks are insured by the DIF of the FDIC up to the limits set forth under applicable law and are subject to the deposit insurance premium assessments of the DIF. The FDIC imposes a risk-based deposit premium assessment system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings. As of January 1, 2007, assessments for the DIF could range from 5 to 43 basis points per $100 of assessable deposits, depending on the insured institution’s risk category as described above. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. The FDIC has published guidelines under the Reform Act on the adjustment of assessment rates for certain institutions. Under the current system, premiums are assessed quarterly. The Reform Act also provides for a one-time premium assessment credit for eligible insured depository institutions, including those institutions in existence and paying deposit insurance premiums on December 31, 1996, or certain successors to any such institution. The assessment credit is determined based on the eligible institution’s deposits at December 31, 1996 and is applied automatically to reduce the institution’s quarterly premium assessments to the maximum extent allowed, until the credit is exhausted. In addition, insured deposits have been required to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation (“FICO”) to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation.

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

USA Patriot Act

The USA Patriot Act of 2001 (the “Patriot Act”) contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. The Patriot Act includes the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “IMLAFA”). The IMLAFA requires such financial institutions to implement policies and procedures to combat money laundering and the financing of terrorism and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations. In addition, the Patriot Act requires the federal bank regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions. The U.S. Treasury Department has issued a number of regulations implementing the Patriot Act, which impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. The obligations of financial institutions under the Patriot Act have increased, and may continue to increase, BB&T’s costs and may subject BB&T to liability. As noted above, enforcement and compliance-related activities by government agencies has increased. Compliance with the Patriot Act, and in particular the IMLAFA, are among the areas receiving focus from bank regulators conducting examinations and this can be expected to continue.

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

Other Regulatory Matters

BB&T and its subsidiaries and affiliates are subject to numerous examinations by federal and state banking regulators, as well as the SEC, the FINRA, the NYSE and various state insurance and securities regulators. BB&T and its subsidiaries have from time to time received requests for information from regulatory authorities in various states, including state insurance commissions and state attorneys general, securities regulators and other regulatory authorities, concerning their business practices. Such requests are considered incidental to the normal conduct of business.

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

NYSE Certification

The annual certification of BB&T’s Chief Executive Officer required to be furnished to the NYSE pursuant to Section 303A.12(a) of the NYSE Listed Company Manual was previously filed with the NYSE on May 14, 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis of the consolidated financial condition and consolidated results of operations of BB&T Corporation and its subsidiaries for each of the three years in the period ended December 31, 2007, and related financial information, are presented in conjunction with the consolidated financial statements and related notes to assist in the evaluation of BB&T’s 2007 performance.

Reclassifications

In certain circumstances, reclassifications have been made to prior period information to conform to the 2007 presentation. Such reclassifications had no effect on previously reported shareholders’ equity or net income.

Mergers and Acquisitions Completed During 2007

During 2007, BB&T completed the following mergers and acquisitions:

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

On November 1, 2007, BB&T completed its acquisition of Collateral Real Estate Capital, LLC (“Collateral”), a commercial real estate finance company headquartered in Birmingham, Alabama. BB&T combined the operations of Collateral with its existing commercial mortgage banking subsidiary, Laureate Capital LLC. The combined company was renamed Grandbridge Real Estate Capital LLC and will be based in Charlotte, North Carolina.

In addition to the mergers and acquisitions noted above, BB&T acquired four insurance agencies and divested one insurance agency during 2007, all of which were immaterial in relation to the consolidated results of BB&T. See Note 2 “Business Combinations” in the “Notes to Consolidated Financial Statements” for further information regarding mergers and acquisitions.

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

Intangible Assets

BB&T’s growth in business, profitability and market share over the past several years has been enhanced significantly by mergers and acquisitions. BB&T’s mergers and acquisitions are accounted for using the purchase method of accounting. Under the purchase method, BB&T is required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which often involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques, which are inherently subjective. The amortization of identified intangible assets is based upon the estimated economic benefits to be received, which is also subjective. These estimates also include the establishment of various accruals and allowances based on planned facility dispositions and employee severance considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill, which is subject to ongoing periodic impairment tests based on the fair value of net assets acquired compared to the carrying value of goodwill. Please refer to Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” for a description of BB&T’s impairment testing process. The major assumptions used in the impairment testing process include the estimated future cash flows of each business unit and discount rates. Discount rates are unique to each business unit and are based upon the cost of capital specific to the industry in which the business unit operates. Management has evaluated the effect of lowering the estimated future cash flows or increasing the discount rate for each business unit by 10% and determined that no impairment of goodwill would have been recognized under this evaluation.

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

For the year ended December 31, 2007, BB&T’s average assets totaled $126.4 billion, an increase of $12.1 billion, or 10.6%, compared to the 2006 average of $114.3 billion, primarily reflecting growth in average loans and leases and investment securities. Average loans and leases for 2007 were up $8.6 billion, or 10.9%, from 2006 and average investment securities increased $2.0 billion, or 9.2%, compared to 2006. The growth in average loans and leases was composed of growth in average commercial loans and leases, which increased $3.5 billion, or 9.0%; average mortgage loans, which increased $2.0 billion, or 13.0%; average consumer loans, which increased $1.2 billion, or 5.6%; and growth in average loans originated by BB&T’s specialized lending subsidiaries, which increased $1.9 billion, or 58.8%. Total earning assets averaged $112.3 billion in 2007, an increase of $10.7 billion, or 10.6%, compared to 2006. These averages and growth rates include the effects of acquisitions.

BB&T’s average deposits totaled $83.5 billion, reflecting growth of $6.3 billion, or 8.1%, compared to 2006. The categories of deposits with the highest growth rates were: client certificates of deposit, which increased $3.5 billion, or 15.4%; and other client deposits, which increased $2.8 billion, or 8.9%.

Short-term borrowings include Federal funds purchased, securities sold under repurchase agreements, master notes, short-term bank notes, treasury tax and loan deposit notes payable and other short-term borrowings. Average short-term borrowings totaled $9.3 billion for the year ended December 31, 2007, an increase of $2.3 billion, or 33.1%, from the 2006 average. BB&T has also utilized long-term debt for a significant portion of its funding needs. Long-term debt includes Federal Home Loan Bank (“FHLB”) advances, other secured borrowings by Branch Bank, capital securities issued by unconsolidated trusts and senior and subordinated debt issued by the Corporation and Branch Bank. Average long-term debt totaled $18.0 billion for the year ended December 31, 2007, up $3.4 billion, or 23.4%, compared to 2006.

The compound annual rate of growth in average total assets for the five-year period ended December 31, 2007, was 10.8%. Over the same five-year period, average loans and leases increased at a compound annual rate of 11.6%, average securities increased at a compound annual rate of 6.6%, and average deposits grew at a compound annual rate of 11.2%. These balance sheet growth rates include the effect of acquisitions, as well as internal growth.

For more detailed discussions concerning the causes of these fluctuations, please refer to the sections that follow.

Securities

The securities portfolio provides earnings and liquidity, and is managed as part of the overall asset and liability management process to optimize net interest income and reduce exposure to interest rate risk. Management has historically emphasized investments with duration of five years or less to provide flexibility in managing the balance sheet in changing interest rate environments. Total securities increased 2.4% in 2007, to a total of $23.4 billion at the end of the year. As of December 31, 2007, the total securities portfolio included $1.0 billion in trading securities and $22.4 billion of available-for-sale securities. The available-for-sale portfolio comprised 95.7% of total securities at December 31, 2007. Management believes that the high concentration of securities in the available-for-sale portfolio allows flexibility in the day-to-day management of the overall investment portfolio, consistent with the objectives of optimizing profitability and mitigating interest rate risk.

The available-for-sale securities portfolio is primarily composed of U.S. government-sponsored entity obligations and mortgage-backed securities issued by U.S. government-sponsored entities. U.S. government-sponsored entity securities comprised 43.4% of the available-for-sale securities portfolio at December 31, 2007. The duration of the U.S. government-sponsored entity portfolio was 1.83 years and 2.84 years at December 31, 2007 and 2006, respectively. Mortgage-backed securities comprised 36.7% of the total available-for-sale securities portfolio at year-end 2007. The duration of the mortgage-backed securities was 2.91 years at December 31, 2007 compared to 3.26 years at December 31, 2006. The duration of the entire available-for-sale portfolio at December 31, 2007 was 2.43 years compared to 3.04 years at December 31, 2006.

The following table provides information regarding the composition of BB&T’s securities portfolio for the years presented:

Table 9

Composition of Securities Portfolio

	December 31,
	2007	2006	2005
	(Dollars in millions)
Trading securities (at estimated fair value):	$1,009	$2,147	$707

Securities available for sale (at estimated fair value):
U.S. Treasury securities	73	83	112
U.S. government-sponsored entity securities	9,734	9,036	11,154
States and political subdivisions	1,392	571	675
Mortgage-backed securities	8,221	8,297	6,611
Equity and other securities	2,999	2,734	1,231

Total securities available for sale	22,419	20,721	19,783

Total securities	$23,428	$22,868	$20,490

At December 31, 2007, trading securities reflected on BB&T’s consolidated balance sheet totaled $1.0 billion compared to $2.1 billion at December 31, 2006. The decline in the trading portfolio was the result of a $1.1 billion purchase of municipal securities executed late in 2006, which matured early in 2007.

The $1.7 billion increase in securities available for sale was the result of a combination of factors, including an increase in funds allocated to the securities portfolio as a result of the acquisition of Coastal, and an increase in municipal securities with states and political subdivisions primarily due to a new funding program in BB&T’s Capital Markets Group. During the year ended December 31, 2007, BB&T sold approximately $2.5 billion of available-for-sale securities and realized net losses totaling $3 million.

The following table presents BB&T’s securities portfolio at December 31, 2007, segregated by major category with ranges of maturities and average yields disclosed.

Table 10

Securities

	December 31, 2007
	Carrying Value	Weighted Average Yield (1)
	(Dollars in millions)
U.S. Treasury securities:
Within one year	$45	4.80%
One to five years	24	4.07
Five to ten years	4	4.22

Total	73	4.52

U.S. government-sponsored entity securities:
Within one year	810	3.81
One to five years	5,004	4.19
Five to ten years	3,858	4.83
After ten years	62	5.95

Total	9,734	4.43

Mortgage-backed securities (2):
Within one year	11	3.15
One to five years	151	3.82
Five to ten years	187	4.94
After ten years	7,872	5.11

Total	8,221	5.08

Obligations of states and political subdivisions:
Within one year	147	6.68
One to five years	232	6.78
Five to ten years	72	6.91
After ten years	941	6.89

Total	1,392	6.86

Other securities (3):
Within one year	5	3.37
One to five years	70	5.84
Five to ten years	511	7.28
After ten years	1,671	5.72

Total	2,257	6.07

Trading securities and securities with no stated maturity (4)	1,751	5.03

Total securities (5)	$23,428	5.01%

(1)	Yields on tax-exempt securities are calculated on a taxable-equivalent basis using the statutory federal income tax rate of 35%. Yields for available-for-sale securities are calculated based on the amortized cost of the securities.
(2)	For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted average contractual maturities of underlying collateral.
(3)	Includes privately-issued mortgage-backed securities totaling $1.7 billion. For purposes of the maturity table, these securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted average contractual maturities of underlying collateral.
(4)	Trading securities and securities with no stated maturity include equity investments that totaled $742 million and trading securities that totaled $1.0 billion.
(5)	Includes securities available-for-sale and trading securities carried at estimated fair values of $22.4 billion and $1.0 billion, respectively.

The market value of the available-for-sale portfolio at year-end 2007 was $45 million lower than the amortized cost of these securities. At December 31, 2007, BB&T’s available-for-sale portfolio had net unrealized losses, net of deferred income taxes, of $28 million, which are reported as a component of shareholders’ equity. At December 31, 2006, the available-for-sale portfolio had net unrealized losses of $249 million, net of deferred income taxes. The improvement in the fair value of the securities available-for-sale portfolio during 2007 was primarily a result of a decline in interest rates in the marketplace at December 31, 2007 compared to the prior year-end.

On December 31, 2007, BB&T held certain investment securities having continuous unrealized loss positions for more than 12 months. As of December 31, 2007, the unrealized losses on these securities totaled $36 million. Substantially all of these investments were in U.S. government-sponsored entity securities and mortgage-backed securities, which primarily consist of securities issued by the Federal Farm Credit Bureau, the Federal Home Loan Bank System, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These agencies are rated AAA and the unrealized losses are the result of increases in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers. At December 31, 2007, BB&T had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Accordingly, BB&T has not recognized any other-than-temporary impairment in connection with these securities during 2007.

The fully taxable equivalent (“FTE”) yield on the total securities portfolio was 5.05% for the year ended December 31, 2007, compared to 4.48% for the prior year. The increase in FTE yield resulted principally from the changes in the overall composition of the securities portfolio with a larger concentration of higher-yielding mortgage-backed securities and other securities, which primarily consist of privately-issued mortgage backed securities. The yield on U.S. government-sponsored entity securities increased from 4.02% in 2006 to 4.58% in 2007, while the yield on mortgage-backed securities increased from 4.97% to 5.15% and the FTE yield on state and municipal securities decreased from 6.89% last year to 6.65% in the current year. The yield on other securities increased from 5.82% during 2006 to 6.35% in 2007.

Loans and Leases

BB&T emphasizes commercial lending to small and medium-sized businesses, consumer lending, mortgage lending and specialized lending with an overall goal of maximizing the profitability of the loan portfolio while maintaining strong asset quality. The various categories of loan products offered by BB&T are discussed under “Lending Activities” in the “Overview and Description of Business” section herein. BB&T is a full-service lender with approximately one-half of its loan portfolio to businesses and one-half to individual consumers. Average commercial loans, including lease receivables, comprised 48.3% of the loan portfolio during 2007, compared to 49.1% in 2006. Average consumer loans, which include sales finance, revolving credit and direct retail, comprised 26.0% of average loans in 2007, compared to 27.3% in 2006. Average mortgage loans comprised 19.9% of average total loans for 2007, compared to 19.5% a year ago. Average loans originated by BB&T’s specialized lending subsidiaries represented the remaining 5.8% of average total loans in 2007, compared to 4.1% during the prior year.

BB&T’s loan portfolio, excluding loans held for sale, increased $8.0 billion, or 9.6%, as compared to 2006. Average total loans and leases for 2007 increased $8.6 billion, or 10.9%, compared to 2006. The growth in the loan portfolio was primarily a result of strong internal growth in the commercial and industrial lending portfolio, as well as growth in the mortgage and specialized lending portfolios. The growth in average loans during 2007, includes the impact of the acquisitions of Main Street Banks, Inc. (“Main Street”) and First Citizens Bancorp (“First Citizens”), which were acquired in 2006, and Coastal and AFCO, which were acquired during 2007.

Average commercial loans and leases increased $3.5 billion, or 9.0%, in 2007 as compared to 2006. Overall the commercial loan and lease portfolio showed strong growth during 2007. The mix of the commercial loan portfolio has shifted somewhat, as commercial real estate lending has slowed due to a slower real estate market. This has been offset by an increased focus on commercial and industrial loans. Average consumer loans increased $1.2 billion, or 5.6%, as compared to 2006, which includes increases in direct retail loans of 3.8%, sales finance loans of 9.6% and revolving credit loans of 9.7%. The pace of growth in the direct retail loan portfolio slowed further in 2007, due to a slowdown in the residential real estate market, which decreased demand for home equity loan products. Sales finance loans and revolving credit reflected solid growth rates during 2007. BB&T concentrates its efforts on the highest quality borrowers in both of these product markets. Average mortgage loans increased $2.0 billion, or 13.0%, compared to 2006. Management views mortgage loans as an integral part of BB&T’s relationship-based credit culture. BB&T is a large originator of residential mortgage loans, with 2007 originations of $11.9 billion. To improve the overall yield of the loan portfolio and to mitigate interest rate risk, BB&T sells most of its fixed-rate mortgage loans and some of its adjustable-rate mortgage loans in the secondary market. At December 31, 2007, BB&T was servicing $32.1 billion in residential mortgages owned by third parties and $18.9 billion of mortgage loans owned by BB&T, including $18.2 billion classified as mortgage loans and $669 million classified as securities available for sale. Average loans originated by BB&T’s specialized lending subsidiaries increased $1.9 billion, or 58.8%, compared to 2006. The growth in the specialized lending portfolio was driven by the acquisition of AFCO as well as strong internal loan growth as management views these businesses as providing an attractive risk-adjusted return for BB&T and has grown this portfolio at a faster pace than the overall lending portfolio.

The average annualized FTE yields on commercial, consumer, mortgage and specialized lending subsidiary loans for 2007 were 7.76%, 7.54%, 5.99% and 13.27%, respectively, resulting in a yield for the total loan portfolio of 7.67%. The FTE yields on commercial, consumer, mortgage and specialized lending subsidiary loans for 2006 were 7.78%, 7.23%, 5.70% and 15.22%, respectively, resulting in a yield for the total loan portfolio of 7.53%. The 14 basis point increase in the average yield on loans resulted primarily from the repricing of maturing loans with lower yields that were replaced with higher-yielding loans and leases. In addition, the FTE yield on the total loan portfolio was positively affected by a change in the mix of loans, with a higher percentage of higher-yielding loans originated in the specialized lending group in 2007 compared to 2006. The prime rate is the basis for pricing many commercial and consumer loans and was 7.25% at year-end 2007. The average prime rate in effect during 2007 and 2006 was 8.05% and 7.96%, respectively. The Federal Reserve Board left rates unchanged from June 2006 through September 2007, but cut rates by 100 basis points over the last four months of 2007 in response to a slowing economy, challenges in the residential real estate markets, and disruptions in other financial markets. The Federal Reserve continued to aggressively lower rates in early 2008 with two cuts totaling 125 basis points and, as of February 1, 2008, the prime rate was 6.00%. Therefore, the FTE yield on the loan portfolio is expected to decline as loans mature or reprice.

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

BB&T’s lending strategy, which focuses on relationship-based lending within our markets and smaller individual loan balances, continues to produce credit quality that is better than its peer group of financial institutions. As measured by relative levels of nonperforming assets and net charge-offs, BB&T’s asset quality has remained significantly better than published industry averages.

The following table summarizes asset quality information for the past five years.

Table 11

Asset Quality

	December 31,
	2007		2006		2005		2004		2003
	(Dollars in millions)
Nonaccrual loans and leases	$502		$260		$229		$269		$350
Restructured loans	—		—		—		—		1
Foreclosed property	194		89		71		89		96

Nonperforming assets	$696		$349		$300		$358		$447

Loans 90 days or more past due and still accruing	$223		$102		$103		$100		$117

Asset Quality Ratios: (1)
Nonaccrual and restructured loans and leases as a percentage of loans and leases	.55%		.31%		.31%		.39%		.56%
Nonperforming assets as a percentage of:
Total assets	.52		.29		.27		.36		.49
Loans and leases plus foreclosed property	.76		.42		.40		.52		.72
Net charge-offs as a percentage of average loans and leases	.38		.27		.30		.36		.43
Allowance for loan and lease losses as a percentage of loans and leases	1.10		1.06		1.10		1.18		1.26
Allowance for loan and lease losses as a percentage of loans and leases held for investment	1.10		1.07		1.11		1.19		1.27
Ratio of allowance for loan and leases to:
Net charge-offs	2.97	x	4.12	x	3.84	x	3.42	x	3.17	x
Nonaccrual and restructured loans and leases	2.00		3.41		3.60		2.99		2.24

NOTE: (1)	Items referring to loans and leases are net of unearned income and, except for loans and leases held for investment, include loans held for sale.

During 2007, BB&T’s credit quality declined as a result of a very challenging economic environment. Nonperforming assets and credit losses increased during the year, primarily in the latter half of 2007, as a result of the slowing residential real estate market and a weaker overall economy. Nonperforming assets increased from .29% of total assets at December 31, 2006 to .52% at year-end 2007. Net charge-offs for 2007 were .38% of average loans and leases and reflected an increase of 11 basis points from the .27% level recorded during 2006. The primary causes for the increase in net charge-offs were higher losses in residential real estate lending and higher default rates at Regional Acceptance, BB&T’s sub-prime automobile lender. Management anticipates that net charge-offs and nonperforming assets will continue to increase into 2008, but expects that the increases will be manageable.

The following table summarizes nonperforming assets and past due loans by loan type for the past three years.

Table 12

Summary of Nonperforming Assets and Past Due Loans

	December 31,
	2007	2006	2005
	(Dollars in millions)
Nonaccrual loans and leases
Commercial loans and leases	$273	$129	$104
Direct retail	43	39	41
Sales finance	5	2	5
Mortgage	119	53	48
Specialized lending	62	37	31

Total nonaccrual loans and leases	502	260	229

Foreclosed real estate	143	54	48
Other foreclosed property	51	35	23

Total nonperforming assets	$696	$349	$300

Nonaccrual loans and leases as a percentage of total loans and leases
Commercial loans and leases	.30%	.16%	.14%
Direct retail	.05	.05	.06
Sales finance	—	—	.01
Mortgage	.13	.06	.06
Specialized lending	.07	.04	.04

Total nonaccrual loans and leases as a percentage of loans and leases	.55%	.31%	.31%

Loans 90 days or more past due and still accruing interest
Commercial loans and leases	$40	$14	$10
Direct retail	58	20	21
Sales finance	17	17	21
Revolving credit	15	6	5
Mortgage	85	37	39
Specialized lending	8	8	7

Total loans 90 days or more past due and still accruing interest	$223	$102	$103

Total loans 90 days or more past due and still accruing interest as a percentage of total loans and leases
Commercial loans and leases	.04%	.02%	.01%
Direct retail	.06	.02	.03
Sales finance	.02	.02	.03
Revolving credit	.02	.01	.01
Mortgage	.09	.04	.05
Specialized lending	.01	.01	.01

Total loans 90 days or more past due and still accruing interest as a percentage of total loans and leases	.24%	.12%	.14%

Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments

The allowance for loan and lease losses and the reserve for unfunded lending commitments compose BB&T’s allowance for credit losses. The allowance for credit losses totaled $1.0 billion at December 31, 2007, an increase of 14.3% compared to $888 million at the end of 2006. The allowance for loan and lease losses, as a percentage of loans and leases, was 1.10% at December 31, 2007, compared to 1.06% at year-end 2006. As a percentage of loans held for investment, the ratio of the allowance for loan and lease losses to total loans and leases was 1.10% at

December 31, 2007 compared to 1.07% at the end of last year. The increase in the allowance for loan and leases losses, as a percentage of total loans outstanding reflects the deteriorating credit quality of the loan portfolio, primarily related to residential real estate lending. Please refer to Note 5 “Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments” in the “Notes to Consolidated Financial Statements” for additional disclosures.

Information relevant to BB&T’s allowance for loan and lease losses for the last five years is presented in the following table. The table is presented using regulatory classifications.

Table 13

Analysis of Allowance for Credit Losses

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in millions)
Balance, beginning of period	$888	$830	$828	$793	$724

Charge-offs:
Commercial, financial and agricultural	(40)	(32)	(52)	(60)	(72)
Real estate	(93)	(46)	(45)	(61)	(78)
Consumer	(264)	(194)	(174)	(165)	(161)
Lease receivables	(8)	(5)	(6)	(11)	(5)

Total charge-offs	(405)	(277)	(277)	(297)	(316)

Recoveries:
Commercial, financial and agricultural	11	12	14	17	25
Real estate	8	7	8	10	11
Consumer	47	41	39	34	30
Lease receivables	1	1	2	1	1

Total recoveries	67	61	63	62	67

Net charge-offs	(338)	(216)	(214)	(235)	(249)

Provision charged to expense	448	240	217	249	248

Allowance for loans (sold) acquired, net	17	34	(1)	21	70

Balance, end of period	$1,015	$888	$830	$828	$793

Average loans and leases (1)	$87,952	$79,313	$71,517	$66,107	$57,857

Net charge-offs as a percentage of average loans and leases (1)	.38%	.27%	.30%	.36%	.43%

(1)	Loans and leases are net of unearned income and include loans held for sale.

Deposits and Other Borrowings

Client deposits generated through the BB&T banking network are the largest source of funds used to support asset growth. Total deposits at December 31, 2007, were $86.8 billion, an increase of $5.8 billion, or 7.2%, compared to year-end 2006. The increase in deposits during 2007 was driven by a $2.8 billion, or 39.4%, increase in other interest-bearing deposits, a $2.0 billion, or 7.9%, increase in client certificates of deposit (“CDs”), and a $1.4 billion, or 4.2%, increase in other client deposits, which include money rate savings accounts, investor deposit accounts, savings accounts, individual retirement accounts and other time deposits. These increases were partially offset by a decline of $334 million, or 2.5%, in noninterest-bearing deposits and a decline of $132 million, or 9.9%, in interest checking accounts. For the year ended December 31, 2007, total deposits averaged $83.5 billion, an increase of $6.3 billion, or 8.1%, compared to 2006. The increase in average deposits was primarily the result of a $3.5 billion, or 15.4%, increase in average CDs, and a $2.8 billion, or 8.9%, increase in average other client deposits. The overall increases in year-end and average deposits included the impact of the acquisition of Coastal, which was completed during 2007. The increase in average deposits also included the impact of the acquisitions of Main Street and First Citizens, which were completed during 2006.

Average other client deposits, which include money rate savings accounts, investor deposit accounts, savings accounts, individual retirement accounts and other time deposits represent the largest component of BB&T’s deposits and composed 41.0% of total average deposits for 2007, compared to 40.7% during 2006. CDs are the second largest source and composed 31.2% of total average deposits for 2007 compared to 29.2% for 2006. The remainder of client deposits consists of noninterest-bearing deposits and interest-checking accounts, which comprised 18.5% of total average deposits in the current year, compared to 19.9%, for last year. BB&T also gathers other interest-bearing deposits through wholesale funding products, which include negotiable certificates of deposit and Eurodollar deposits. Average other interest-bearing deposits represented 9.3% of total average deposits for 2007, as compared to 10.1% for 2006. During 2006, management increased its focus on deposit gathering efforts and more aggressively pursued retail deposits through the banking network to fund strong loan growth and fuel organic growth initiatives. This led to the increases in CDs as a percentage of total deposits and the decrease in reliance on other interest-bearing deposits. Late in 2007, management chose to price CDs less competitively, which has led to a slowdown in the growth of CDs more recently. The decline in noninterest-bearing and interest checking deposits as a percentage of total average deposits was largely a result of consumers migrating to CDs and other higher-yielding deposit products during 2006 and 2007. The slowing economy during 2007 also resulted in a decline in noninterest-bearing and interest checking deposits.

The average rate paid on interest-bearing deposits increased to 3.73% during 2007, from 3.34% in 2006. This increase resulted primarily as a result of a migration by clients into higher-cost products and intense price competition in the marketplace. The average rates paid on the various categories of interest-bearing deposits also increased as follows: CDs increased to 4.61% in the current year from 4.16% in 2006; other client deposits increased to 2.82% in the current year from 2.43% in 2006; interest checking increased to 2.31% in 2007 from 1.87% in 2006; and other interest-bearing deposits increased to 5.15% in 2007 from 5.04% in 2006. The average cost for interest-bearing deposits declined in the fourth quarter of 2007, as management was able to lower rates in response to the Federal Reserve cutting interest rates. Management anticipates that the cost of funding will continue to decline into 2008, as CDs and other products reprice.

BB&T also uses various types of short-term borrowings in meeting funding needs. While client deposits remain the primary source for funding loan originations, management uses short-term borrowings as a supplementary funding source for loan growth and other balance sheet management purposes. Short-term borrowings comprised 7.4% of total funding needs on average in 2007 as compared to 6.1% in 2006. See Note 9 “Federal Funds Purchased, Securities Sold Under Agreements to Repurchase and Short-Term Borrowed Funds” in the “Notes to Consolidated Financial Statements” herein for further disclosure. The types of short-term borrowings utilized by the Corporation include Federal funds purchased, which comprised 11.2% of total short-term borrowings, and securities sold under repurchase agreements, which comprised 23.8% of short-term borrowings at year-end 2007. Master notes, U.S. Treasury tax and loan deposit notes, and short-term bank notes are also utilized to meet short-term funding needs and comprised the remaining 65.0% of these types of funding sources as of December 31, 2007. Short-term borrowings at the end of 2007 were $10.6 billion, an increase of $2.5 billion, or 31.5% compared to year-end 2006. Average short-term borrowings totaled $9.3 billion during 2007 compared to $7.0 billion last year, an increase of 33.1%. The increase in the year-end balance and average balance compared to 2006 was primarily due to increases in short-term bank notes, which were generated by a new funding program offered by BB&T’s Capital Markets Group. The rates paid on average short-term borrowings increased from 4.30% in 2006 to 4.55% during 2007. The increase in the cost of short-term borrowings primarily resulted from a higher average Federal funds rate in effect during 2007 compared to 2006. At December 31, 2007, the targeted Federal funds rate was 4.25% as compared to its lowest level of 1.00% in June 2003. As previously mentioned, the Federal Reserve lowered rates an additional 125 basis points in early 2008, and the targeted Federal funds rate is currently 3.00%. The following table summarizes certain pertinent information for the past three years with respect to BB&T’s short-term borrowings:

Table 14

Federal Funds Purchased, Securities Sold Under

Agreements to Repurchase and Short-Term Borrowed Funds

	As of /For the Year Ended Ended December 31,
	2007	2006	2005
	(Dollars in millions)
Securities Sold Under Agreements to Repurchase
Maximum outstanding at any month-end during the year	$2,776	$3,080	$4,269
Balance outstanding at end of year	2,530	2,090	2,699
Average outstanding during the year	2,160	2,608	3,505
Average interest rate during the year	4.39%	4.35%	3.04%
Average interest rate at end of year	3.18	4.24	3.73

Federal Funds Purchased and Short-term Borrowed Funds
Maximum outstanding at any month-end during the year	$9,148	$6,036	$5,447
Balance outstanding at end of year	8,104	5,997	3,863
Average outstanding during the year	7,165	4,398	3,881
Average interest rate during the year	4.39%	4.27%	3.04%
Average interest rate at end of year	3.79	4.83	3.93

BB&T also utilizes long-term debt to provide both funding and, to a lesser extent, regulatory capital. Long-term debt comprised 14.3% of total funding needs on average during 2007 and 12.8% in 2006. See Note 10 “Long-Term Debt” in the “Notes to Consolidated Financial Statements” herein for further disclosure. Long-term debt at December 31, 2007, totaled $18.7 billion, an increase of $2.8 billion, or 17.5%, from year-end 2006. For the year ended December 31, 2007, average long-term debt increased $3.4 billion, or 23.4%, compared to the average for 2006. BB&T’s long-term debt consists primarily of FHLB advances, which composed 38.6% of total outstanding long-term debt at December 31, 2007, subordinated notes of BB&T Corporation, which composed 16.6% of the year-end balance and a $4.0 billion private financing arrangement by Branch Bank, which composed 21.4% of total outstanding long-term debt at December 31, 2007. FHLB advances are cost-effective long-term funding sources that provide BB&T with the flexibility to structure the debt in a manner that aids in the management of interest rate risk and liquidity. The remaining long-term debt primarily consists of both unsecured senior and subordinated borrowings by Branch Bank and junior subordinated debt to unconsolidated trusts issued by the Corporation. The average rate paid on long-term debt increased from 5.10% during 2006 to 5.46% during 2007 primarily because BB&T has issued floating rate instruments or elected to swap a portion of its fixed-rate long-term debt to floating rates. In addition, new long-term debt issuances in 2007 were at higher rates than issuances that were replaced during the year.

The increase in long-term debt during 2007 primarily resulted from a $4.0 billion fixed-rate private financing by Branch Bank that matures in 2010, which was partially offset by the repayment of $1.5 billion in private financing. The fixed interest rate on the new $4.0 billion borrowing was swapped to a floating rate during the first quarter of 2007. In addition, BB&T and Branch Bank issued new long-term debt during the second quarter of 2007 that provides additional regulatory capital. In June 2007, BB&T issued $600 million of capital securities through a statutory business trust created under the laws of the State of Delaware, which was formed by BB&T for the sole purpose of issuing the capital securities and investing the proceeds thereof in junior subordinated debentures issued by BB&T. BB&T has made guarantees which, taken collectively, fully, irrevocably, and unconditionally guarantee, on a subordinated basis, all of the obligations under the trust, including the capital securities. The capital securities qualify for Tier 1 regulatory capital treatment and have a scheduled maturity on June 12, 2057 and a final repayment date of June 12, 2077. BB&T is required to use all commercially reasonable efforts, subject to certain market disruption events, to sell adequate qualifying capital securities to permit repayment of the securities in full on the scheduled maturity date. In May 2007, Branch Bank issued $300 million of floating-rate subordinated notes due in 2017 that qualify for Tier II capital treatment.

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

Shareholders’ Equity

Shareholders’ equity totaled $12.6 billion at December 31, 2007, an increase of $887 million, or 7.6%, from year-end 2006. During 2007, BB&T issued 11.5 million shares in connection with business combinations, the exercise of stock options and other equity-based incentive plans, which increased shareholders’ equity by $475 million. Additionally, growth of $748 million in shareholders’ equity resulted from BB&T’s earnings retained after dividends to shareholders. This growth was partially offset by the repurchase of 7.0 million shares of common stock at a cost of $254 million. In addition, BB&T recorded a reduction in retained earnings of $425 million in connection with the adoption of FIN 48 and FSP FAS 13-2 and an increase to shareholders’ equity of $255 million from other comprehensive income, which principally relates to an increase in the fair value of available-for-sale securities.

Analysis of Results of Operations

Consolidated net income for 2007 totaled $1.73 billion, which generated basic earnings per share of $3.17 and diluted earnings per share of $3.14. Net income for 2006 was $1.53 billion and net income for 2005 totaled $1.65 billion. Basic earnings per share were $2.84 in 2006 and $3.02 in 2005, while diluted earnings per share were $2.81 and $3.00 for 2006 and 2005, respectively.

Two important and commonly used measures of bank profitability are return on average assets (net income as a percentage of average total assets) and return on average shareholders’ equity (net income as a percentage of average common shareholders’ equity). BB&T’s returns on average assets were 1.37%, 1.34%, and 1.58% for the years ended December 31, 2007, 2006 and 2005, respectively. The returns on average common shareholders’ equity were 14.25%, 13.35%, and 14.95% for the last three years.

Net Interest Income

Net interest income is BB&T’s primary source of revenue. Net interest income is influenced by a number of factors, including the volume, mix and maturity of interest-earning assets and interest-bearing liabilities and the interest rates earned and paid thereon. The difference between rates earned on interest-earning assets and the cost of the supporting funds (with an adjustment made to tax-exempt items to provide comparability with taxable items, i.e. the “FTE” adjustment) is measured by the net interest margin. The accompanying table presents the dollar amount of changes in interest income and interest expense, and distinguishes between the changes related to increases or decreases in average outstanding balances of interest-earning assets and interest-bearing liabilities (volume), and the changes related to increases or decreases in average interest rates on such assets and liabilities (rate). Changes attributable to both volume and rate have been allocated proportionately.

For 2007, net interest income on an FTE-adjusted basis totaled $3.9 billion, compared with $3.8 billion in 2006 and $3.6 billion in 2005. Net interest income increased 5.2% in 2006 compared to 2005, as the benefit from strong average earning asset growth of 9.6% was partially offset by the adverse impact from the steady increase in short-term rates, which caused funding costs to increase at a faster pace than interest on earning assets. The 4.0% increase in net interest income during 2007 resulted from similar factors, as earning assets grew 10.6%.

The FTE-adjusted net interest margin is the primary measure used in evaluating the gross profit margin from the portfolios of earning assets. The FTE-adjusted net interest margin was 3.52% in 2007, 3.74% in 2006 and 3.89% in 2005. The average yield on interest earning assets increased 22 basis points compared to the average yield during 2006, while the average cost of funds over the same time period increased 39 basis points. During the second half of 2004 through the middle of 2006, the Federal Reserve Board implemented a series of interest rate increases that ultimately increased short-term rates by 425 basis points. The Federal Reserve Board reversed this trend in September 2007 and lowered short-term rates by 100 basis points in the last four months of 2007 and an additional 125 basis points in January 2008. While many of BB&T’s liabilities reprice in a short period of time after a change in rates, there is typically a delay of between three and eighteen months before BB&T’s assets will be repriced. The decline in the net interest margin during 2007 compared to 2006 was affected by additional funding costs associated with a payment to the IRS that was made in January 2007 as described in the “Provision for Income Taxes” section below. In addition, the net interest margin continued to tighten in 2007 for three primary reasons. First, the mix of asset growth has shifted from higher-yielding commercial real estate and direct retail loans to lower-yielding mortgage loans and commercial and industrial loans. Second, higher levels of nonaccruals have negatively affected net interest income and the net interest margin. Third, increased liability costs, specifically a shift to higher-cost deposits from lower-cost transaction accounts, contributed to the margin compression. The decline in the net interest margin during 2006 compared to 2005 was due to a faster increase in the cost of funds compared to interest-earning assets. This was primarily a result of a delay in the repricing of earning assets compared to interest-bearing liabilities and a change in the mix of funding sources with a higher concentration of deposits in higher-cost products. In addition to the lag effect described above, the margin was also negatively affected by a flat yield curve during 2005, which became inverted in 2006. The inverted yield curve is a significant challenge for financial services companies, like BB&T, who borrow money from clients in the form of deposits and pay short-term rates, and invest in assets with longer-term maturities, which generally produce an interest spread. BB&T’s net interest margin in 2006 and 2007 was also negatively impacted by the additional interest expense incurred in connection with BB&T’s share repurchase program.

Table 15

FTE Net Interest Income and Rate / Volume Analysis

For the Years Ended December 31, 2007, 2006 and 2005

										2007 vs. 2006			2006 vs. 2005
	Average Balances			Yield / Rate			Income / Expense			Increase (Decrease)	Change due to		Increase (Decrease)	Change due to
	2007	2006	2005	2007	2006	2005	2007	2006	2005		Rate	Volume		Rate	Volume
	(Dollars in millions)
Assets
Securities, at amortized cost (1):
U.S. Treasury securities	$82	$113	$120	4.52%	3.56%	3.05%	$4	$4	$4	$—	$1	$(1)	$—	$—	$—
U.S. government sponsored-entity securities (6)	10,373	11,616	12,299	4.58	4.02	3.78	475	467	465	8	61	(53)	2	29	(27)
Mortgage-backed securities	8,265	6,990	6,106	5.15	4.97	4.72	425	347	288	78	13	65	59	16	43
States and political subdivisions	873	607	699	6.65	6.89	6.73	58	42	47	16	(1)	17	(5)	1	(6)
Other securities	2,495	1,160	696	6.35	5.82	4.97	158	67	35	91	8	83	32	7	25
Trading securities	1,223	862	547	4.62	3.34	2.64	57	29	14	28	13	15	15	4	11

Total securities (5)	23,311	21,348	20,467	5.05	4.48	4.17	1,177	956	853	221	95	126	103	57	46
Other earning assets (2)	1,042	911	719	4.88	5.69	3.06	51	52	22	(1)	(9)	8	30	22	8
Loans and leases, net of unearned income (1)(3)(4)(5)	87,952	79,313	71,517	7.67	7.53	6.59	6,749	5,973	4,713	776	114	662	1,260	714	546

Total earning assets	112,305	101,572	92,703	7.10	6.87	6.03	7,977	6,981	5,588	996	200	796	1,393	793	600

Non-earning assets	14,115	12,756	11,909

Total assets	$126,420	$114,328	$104,612

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$2,297	$2,164	$1,797	2.31	1.87	0.80	53	40	14	13	10	3	26	23	3
Other client deposits	34,273	31,462	29,814	2.82	2.43	1.51	968	764	451	204	132	72	313	287	26
Client certificates of deposits	26,039	22,564	17,969	4.61	4.16	2.91	1,201	939	522	262	108	154	417	262	155
Other interest-bearing deposits	7,741	7,822	7,888	5.15	5.04	3.35	398	394	265	4	8	(4)	129	131	(2)

Total interest-bearing deposits	70,350	64,012	57,468	3.73	3.34	2.18	2,620	2,137	1,252	483	258	225	885	703	182
Federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds(1)	9,325	7,006	7,386	4.55	4.30	3.04	424	301	224	123	18	105	77	90	(13)
Long-term debt	18,045	14,628	11,959	5.46	5.10	4.22	985	747	505	238	56	182	242	117	125

Total interest-bearing liabilities	97,720	85,646	76,813	4.12	3.72	2.58	4,029	3,185	1,981	844	332	512	1,204	910	294

Noninterest-bearing deposits	13,151	13,218	12,878
Other liabilities	3,383	4,012	3,856
Shareholders' equity	12,166	11,452	11,065

Total liabilities and shareholders’ equity	$126,420	$114,328	$104,612

Average interest rate spread				2.98%	3.15%	3.45%

Net interest margin				3.52%	3.74%	3.89%	$3,948	$3,796	$3,607	$152	$(132)	$284	$189	$(117)	$306

Taxable equivalent adjustment							$68	$88	$83

(1)	Yields are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, and other earning assets.
(3)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5)	Includes assets which were held for sale or available for sale at amortized cost and trading securities at fair value.
(6)	Includes stock issued by the FHLB of Atlanta.

Provision for Credit Losses

A provision for credit losses is charged against earnings in order to maintain an allowance for loan and lease losses and a reserve for unfunded lending commitments that reflects management’s best estimate of probable losses inherent in the credit portfolios at the balance sheet date. The amount of the provision is based on continuing assessments of nonperforming and “watch list” loans and associated unfunded credit commitments, analytical reviews of loss experience in relation to outstanding loans and funded credit commitments, loan charge-offs, nonperforming asset trends and management’s judgment with respect to current and expected economic conditions and their impact on the loan portfolio and outstanding unfunded credit commitments. The methodology used is described in the “Overview and Description of Business” section under the heading “Allowance for Loan and Lease Losses and Reserve for Unfunded Credit Commitments.” The provision for credit losses recorded by BB&T in 2007 was $448 million, compared with $240 million in 2006 and $217 million in 2005.

The provision for credit losses increased 86.7% during 2007 while the total loan and lease portfolio increased 9.7% compared to the balance outstanding at the end of 2006. Net charge-offs were .38% of average loans and leases for 2007 compared to .27% of average loans and leases during 2006. The allowance for loan and lease losses was 1.10% of loans and leases outstanding and was 2.00x total nonaccrual loans and leases at year-end 2007, compared to 1.06% and 3.41x, respectively, at December 31, 2006. The increase in the provision for credit losses during 2007 compared to 2006 was largely driven by challenges in residential real estate markets with the largest concentration of credit issues occurring in Atlanta, Georgia and Florida, as well as an increase in losses from Regional Acceptance. While Florida represents a relatively large percentage of the nonaccrual loans in the residential acquisition and development lending portfolio, the Florida residential acquisition and development portfolio is only approximately 1% of BB&T’s total loans outstanding. Additional disclosures related to BB&T’s real estate lending by product type and geographic distribution can be found in Table 6 herein. The 10.6% increase in the provision for credit losses during 2006 compared to 2005 was primarily the result of growth in the loan portfolio.

Noninterest Income

Noninterest income has become, and will continue to be, a significant contributor to BB&T’s financial success. Noninterest income includes service charges on deposit accounts, trust revenue, mortgage banking income, investment banking and brokerage fees and commissions, insurance commissions, gains and losses on securities transactions and commissions and fees derived from other activities. Noninterest income as a percentage of total revenues has steadily increased in recent years, totaling 41.3% for 2007. Exceeding 40% on this measure has been a management objective for several years. Management has established a new goal for noninterest income to exceed 45% of total revenues in the next five years to further reduce BB&T’s reliance on traditional spread-based interest income, as fee-based activities are a relatively stable revenue source during periods of changing interest rates.

The following table provides a breakdown of BB&T’s noninterest income:

Table 16

Noninterest Income

				% Change
	Years Ended December 31,			2007 v. 2006	2006 v. 2005

	2007	2006	2005
	(Dollars in millions)
Insurance commissions	$853	$813	$714	4.9%	13.9%
Service charges on deposits	611	548	543	11.5	.9
Investment banking and brokerage fees and commissions	343	317	290	8.2	9.3
Other nondeposit fees and commissions	184	167	129	10.2	29.5
Check card fees	180	155	128	16.1	21.1
Trust income	162	154	141	5.2	9.2
Bankcard fees and merchant discounts	139	122	112	13.9	8.9
Mortgage banking income	115	108	104	6.5	3.8
Securities losses, net	(3)	(73)	—	NM	NM
Income from bank-owned life insurance	101	93	94	8.6	(1.1)
Other noninterest income	89	117	71	(23.9)	64.8

Total noninterest income	$2,774	$2,521	$2,326	10.0%	8.4%

NM—not	meaningful

The 10.0% growth in noninterest income was the result of increased revenues from essentially all of BB&T’s fee-based businesses during 2007. These increases were partially offset by trading losses at Scott & Stringfellow. The 8.4% growth in noninterest income for 2006 was the result of increased revenues from all of BB&T’s major fee-based businesses. These increases were partially offset by a loss from sales of securities as a result of management’s decision to restructure a portion of the securities portfolio during the fourth quarter of 2006, and a slight decline in income from bank-owned life insurance. The major categories of noninterest income and fluctuations in these amounts are discussed in the following paragraphs. These fluctuations reflect the impact of acquisitions.

Revenues from BB&T’s insurance agency/brokerage operations were the largest source of noninterest income. Internal growth, combined with the expansion of BB&T’s insurance agency network through acquisitions during the last two years, resulted in growth of 4.9% in 2007 and 13.9% in 2006. The increase in insurance commissions in 2007 compared to 2006 was primarily related to the sale of property and casualty, and employee benefit insurance, which increased $17.0 million and $9.1 million, respectively. These increases were the result of strong new sales of products, which was partially offset by more competitive pricing in the property and casualty insurance market. The increase in commission income during 2006 included increases in property and casualty insurance and employee benefit-related insurance commissions of $77 million and $10 million, respectively, compared to 2005.

Service charges on deposit accounts represent BB&T’s second largest category of noninterest revenue. Service charge revenue increased $63 million, or 11.5%, compared to 2006. Service charge revenue grew primarily due to strong transaction account growth and increased revenue from overdraft items. Service charge revenue was up slightly during 2006, primarily due to management’s decision to offer more free services as a method of attracting and retaining clients. The resulting decline caused by these changes in pricing strategy was more than offset by an increase of $24 million on higher revenues from overdraft items in 2006 compared to 2005.

Investment banking and brokerage fees and commissions increased $26 million, or 8.2%, compared to 2006 primarily as a result of increased revenues of $20 million at Scott & Stringfellow, BB&T’s full-service brokerage and investment banking subsidiary. The remainder of the increase was generated by BB&T Investment Services, Inc. The 9.3% increase in 2006 compared to 2005 resulted primarily from growth in investment banking and retail brokerage revenues of $23 million at Scott & Stringfellow, and was aided by the acquisition of Bergen Capital, Inc., which was completed in January 2006.

Other nondeposit fees and commissions, including bankcard fees and merchant discounts and checkcard fees increased $59 million, or 13.3%, during 2007 compared to 2006. During 2006, these categories increased $75 million, or 20.3%, compared to 2005. The increases in 2007 and 2006 included additional checkcard fees of $25 million and $27 million, respectively, as clients continued to show a preference for utilizing electronic forms of payment rather than traditional paper checks. Bankcard fees also grew $17 million in 2007 compared to 2006 and $10 million in 2006 compared to 2005, as a result of strong sales of merchant services. In addition, during 2006, fees from money orders and official checks increased $14 million compared to the prior year.

Revenue from corporate and personal trust services are based on the types of services provided as well as the overall value of the assets managed, which is affected by stock market conditions. During 2007, trust revenues increased by $8 million, or 5.2%, compared to 2006. During 2006, trust revenues increased by $13 million compared to 2005. The increase during 2006 was the result of a combination of factors, including approximately $4 million related to wealth management fee opportunities that were identified as part of management’s 2004 revenue enhancement initiative, $4 million as a result of increased assets under management and $3 million related to the 2005 acquisition of Sterling Capital Management LLC (“Sterling”). The value of trust assets under management, including custodial accounts, increased during each of the last three years and was $36.9 billion, $33.7 billion and $32.9 billion at December 31, 2007, 2006 and 2005, respectively.

Income from mortgage banking activities includes gains and losses from the sale of mortgage loans, revenue from servicing mortgage loans, valuation adjustments for mortgage servicing rights, mortgage servicing rights-related derivative gains/losses and the amortization or realization of expected mortgage servicing rights cash flows. Mortgage banking income totaled $115 million, $108 million and $104 million during 2007, 2006 and 2005, respectively. The following table provides a breakdown of the various components of mortgage banking income and related statistical information:

Table 17

Mortgage Banking Income and Related Statistical Information

				% Change
	As of/ For the Years Ended December 31,			2007 v. 2006	2006 v. 2005
Mortgage Banking Income	2007	2006	2005
	(Dollars in millions)
Residential Mortgage Banking:
Residential mortgage production income	$47	$46	$58	2.2%	(20.7)%
Residential Mortgage Servicing:
Residential mortgage servicing fees	114	102	96	11.8	6.3
Residential mortgage servicing rights (decrease) increase in fair value due to change in valuation inputs or assumptions	(60)	21	86
Mortgage servicing rights derivative gains (losses)	64	(17)	(77)

Net	4	4	9	—	(55.6)
Realization of expected residential mortgage servicing rights cash flows	(90)	(80)	(84)	12.5	(4.8)

Total residential mortgage servicing income	28	26	21	7.7	23.8

Total residential mortgage banking income	75	72	79	4.2	(8.9)

Commercial Mortgage Banking:
Commercial mortgage banking revenues	46	40	27	15.0	48.1
Amortization of commercial mortgage servicing rights	(6)	(4)	(2)	50.0	100.0

Total commercial banking income	40	36	25	11.1	44.0

Total mortgage banking income	$115	$108	$104	6.5	3.8

	As of/ For the Years Ended December 31,			% Change
				2007 v. 2006	2006 v. 2005

Mortgage Banking Statistical Information	2007	2006	2005
	(Dollars in millions)
Residential mortgage originations	$11,940	$9,889	$10,528	20.7%	(6.1)%
Residential mortgage loans serviced for others	32,093	28,232	25,844	13.7	9.2
Residential mortgage loan sales	7,547	5,282	4,835	42.9	9.2

Commercial mortgage originations	3,012	2,906	2,038	3.6	42.6
Commercial mortgage loans serviced for others	20,752	9,206	8,092	125.4	13.8

Mortgage banking income increased $7 million, or 6.5% during 2007. The growth in 2007 included an increase of $4 million, or 11.1%, in commercial mortgage banking income primarily generated by Grandbridge, BB&T’s commercial mortgage banking subsidiary. BB&T significantly expanded the size and product offerings of its commercial mortgage banking activities during 2007 with the acquisition of Collateral, which is part of Grandbridge. This acquisition was the primary reason for the 125.4% increase during 2007 in commercial mortgage loans serviced for others. BB&T’s residential mortgage banking income also increased $3 million during 2007 compared to 2006. While residential mortgage loan sales increased 42.9% during 2007, gains and other revenues associated with those sales only increased 2.2% due to increased competition in the marketplace. Mortgage banking income increased $4 million, or 3.8%, during 2006. The increase in 2006 included an increase of $11 million, or 44.0%, from commercial mortgage banking activities. BB&T’s residential mortgage banking income declined $7 million during 2006 compared to 2005, primarily as a result of lower gains from sales of mortgage loans, which resulted in a decline of $12 million from residential mortgage production revenues. While residential mortgage loan sales increased from $4.8 billion in 2005 to $5.3 billion in 2006, the margins on residential mortgage loan sales were down as a result of increased competition in the marketplace. This decline was partially offset by an increase of $5 million related to residential mortgage servicing activities.

Income from bank owned life insurance increased $8 million, or 8.6%, in 2007 compared to 2006, primarily due to the restructuring of certain contracts into higher-yielding separate account policies in mid-2006.

Other income decreased $28 million, or 23.9%, in 2007 compared to 2006. The decline during 2007 was primarily due to approximately $33 million in losses from capital markets activities during the last half of 2007. These losses were primarily caused by disruptions in the financial markets that decreased the value of certain trading securities and derivative contracts. In addition, BB&T sold an insurance operation during 2007, which produced a gain of $19 million and generated $17 million in additional revenues from client derivative activities. Other income for 2007 also reflects lower revenues from investments managed by BB&T Capital Partners, a small business investment company, which decreased $15 million compared to 2006, and decreased revenues of $11 million related to various financial assets isolated for the purpose of providing post-employment benefits. The 64.8%, or $46 million, increase in 2006 compared to 2005, was primarily due to increased revenues from investments managed by BB&T Capital Partners, which contributed $21 million to the growth during 2006. In addition, 2006 includes increases of $8 million in revenues from various financial assets isolated for the purpose of providing post-employment benefits and $8 million related to trading income at Scott & Stringfellow.

The ability to generate significant amounts of noninterest revenue in the future will be very important to the continued financial success of BB&T. Through its subsidiaries, BB&T will continue to focus on asset management, mortgage banking, trust, insurance, investment banking and brokerage services, as well as other fee-producing products and services. BB&T plans to continue to pursue acquisitions of additional financial services companies, including insurance agencies and other fee income producing businesses as a means of expanding fee-based revenues. Also, among BB&T’s principal strategies following the acquisition of a financial institution is the cross-sell of noninterest income generating products and services to the acquired institution’s client base. As previously mentioned, management has set a goal to increase the contribution of noninterest revenue sources to 45% over the next five years.

Noninterest Expense

Noninterest expense totaled $3.6 billion in 2007, $3.5 billion in 2006 and $3.2 billion in 2005. Noninterest expense includes certain merger-related and restructuring charges or credits recorded during the years 2007,

2006 and 2005 as noted in Table 18 below. These amounts totaled $21 million in 2007, $18 million in 2006 and $(11 million) in 2005. Additional disclosures related to these merger-related and restructuring charges are presented in “Merger-Related and Restructuring Charges.” Noninterest expenses for 2005 also include a $44.0 million pre-tax one-time, non-cash adjustment that was recorded to account for escalating lease payments and the amortization of leasehold improvements. The table below shows the components of noninterest expense and the discussion that follows explains the composition of certain categories and the factors that caused them to change in 2007 and 2006.

Table 18

Noninterest Expense

				% Change
	Years Ended December 31,			2007 v. 2006	2006 v. 2005
	2007	2006	2005
	(Dollars in millions)
Salaries and wages	$1,715	$1,700	$1,474.9%		15.3%
Pension and other employee benefits	379	377	311.5		21.2

Total personnel expenses	2,094	2,077	1,785.8		16.4

Net occupancy expense on bank premises	286	253	274	13.0	(7.7)
Furniture and equipment expense	191	196	198	(2.6)	(1.0)

Total occupancy and equipment expenses	477	449	472	6.2	(4.9)

Professional services	139	120	93	15.8	29.0
Loan processing expenses	111	103	98	7.8	5.1
Amortization of intangibles	104	104	112	—	(7.1)
Software	58	58	52	—	11.5
Travel and transportation	52	48	38	8.3	26.3
Other marketing expense	46	30	25	53.3	20.0
Advertising and public relations	45	55	48	(18.2)	14.6
Telephone	43	44	43	(2.3)	2.3
Deposit related expense	43	38	38	13.2	—
Supplies	38	37	38	2.7	(2.6)
Foreclosed property expense	31	18	23	72.2	(21.7)
Merger-related and restructuring charges (gains), net	21	18	(11)	16.7	NM
Other noninterest expenses	334	317	313	5.4	1.3

Total noninterest expense	$3,636	$3,516	$3,167	3.4%	11.0%

NM—not	meaningful

The 3.4% increase in total noninterest expense during 2007 compared to 2006 reflects strong cost controls and was better than management’s goal. The 11.0% increase in total noninterest expense during 2006 compared to 2005 was primarily due to increases in personnel costs and professional services, which was partially offset by a reduction in occupancy expense as a result of the one-time lease adjustment recorded during 2005. The increases during 2007 and 2006 were impacted by the acquisitions of AFCO and Coastal during 2007, Main Street and First Citizens during 2006, and several nonbank financial services companies during 2007 and 2006.

Total personnel expense is the largest component of noninterest expense and includes salaries and wages, as well as pension and other employee benefit costs. The 2007 increase of only .8% resulted primarily from additional salaries and wages as a result of acquisitions and an increase in health care expenses. Total salaries and wages expense increased $15 million in 2007 compared to 2006, including higher equity-based compensation, which grew $12 million compared to 2006. The .5% increase in pension and other employee benefit costs was also affected by the additional salaries and wages expense, which caused increases in social security taxes and defined contribution plan expenses of $5 million each compared to 2006. In addition, health care and other welfare expenses increased $14 million which were offset by a decrease in pension expense of $18 million compared to 2006. The 2006 increase of 16.4% resulted primarily from additional salaries and wages as a result of increased incentive compensation and additional staffing. Total salaries and wages increased $226 million compared to 2005, including higher insurance incentive compensation, investment banking incentive compensation and other annual incentive compensation of $37 million, $17 million and $10 million, respectively. Incentive commissions related to mortgage banking activities declined $7 million in 2006 compared to 2005. In addition, BB&T adopted SFAS 123(R) on January 1, 2006 and recorded compensation expense related to its equity-based awards in 2006 of $58 million. The 21.2% increase in pension and other employee benefit costs was also affected by the additional salaries and wages expense, which caused increases in social security taxes and defined contribution plan expenses of $8 million each compared to 2005. In addition, expense related to post-employment benefits, excluding defined contribution plan expenses, increased $18 million and health care and other welfare expenses increased $14 million compared to 2005. Additional disclosures relating to BB&T’s benefit plans can be found in Note 14 “Benefit Plans” in the “Notes to Consolidated Financial Statements.”

Net occupancy and equipment expense increased $28 million, or 6.2%, in 2007. The increase in 2007 was largely a result of increased lease expenses due to BB&T’s de novo branching strategy. During 2006, net occupancy and equipment expense decreased by $23 million, or 4.9%. The decrease in 2006 compared to 2005 was primarily the result of the $44 million one-time lease adjustment previously mentioned. This decrease was partially offset by increases as a result of BB&T’s de novo branching strategy, additional rent from new leases and other increases.

Amortization expense associated with intangible assets was flat in 2007 compared to 2006. The decrease of 7.1% in amortization expense associated with intangible assets in 2006 compared to 2005 primarily resulted from decreases from declining balance amortization methods for past acquisitions. These decreases were partially offset by additional amortization due to the acquisitions of Main Street and First Citizens during 2006. See Note 2 “Business Combinations” in the “Notes to Consolidated Financial Statements” for a summary of completed mergers and acquisitions during the three year period ended December 31, 2007.

Other noninterest expenses, including loan processing expenses and professional services, increased $72 million, or 8.3%, compared to 2006, which reflected an increase of $59 million, or 7.3%, compared to 2005. The 2007 increase was primarily the result of increases in professional services, marketing expenses, foreclosed property expenses and loan processing costs. The 2006 increase reflected higher advertising expenses, professional services expenses, travel and transportation costs and software expenses. The increases for 2007 and 2006 were impacted by acquisitions completed during the past two years. Please refer to Table 18 for additional detail on fluctuations in other categories of noninterest expense.

Merger-Related and Restructuring Charges

BB&T recorded certain merger-related and restructuring charges or credits during the years 2007, 2006 and 2005. These charges or credits are reflected in BB&T’s Consolidated Statements of Income as a category of noninterest expense. Please Refer to Note 2 “Business Combinations” in the “Notes to Consolidated Financial Statements” for a summary of mergers and acquisitions consummated during the three years ended December 31, 2007.

During 2007, BB&T recorded merger-related and restructuring charges of $21 million, which are reflected in BB&T’s Consolidated Statements of Income as noninterest expenses. These expenses were recorded in connection with the acquisition of Coastal and other merger-related and restructuring activities.

During 2006, BB&T recorded merger-related and restructuring charges of $18 million, which are reflected in BB&T’s Consolidated Statements of Income as a separate category of noninterest expenses. These amounts were primarily associated with the write-off of duplicate software in connection with the Main Street acquisition and systems conversion costs related to the acquisitions of Main Street and First Citizens.

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

Table 19

Summary of Merger-Related and Restructuring Charges (Gains)

	For the Year Ended December 31,
	2007	2006	2005
	(Dollars in millions)
Severance and personnel-related	$8	$2	$(5)
Occupancy and equipment	2	(2)	(5)
Other	11	18	(1)

Total	$21	$18	$(11)

Severance and personnel-related costs or credits include severance, employee retention, payments related to change-in-control provisions of employment contracts, outplacement services and other benefits associated with employee termination or reversals of previously estimated amounts, which typically occur in corporate support and data processing functions. Occupancy and equipment charges or credits represent merger-related and restructuring costs or gains associated with lease terminations, obsolete equipment write-offs, and the sale of duplicate facilities and equipment. Credits may result when obsolete properties or equipment are sold for more than originally estimated. Other merger-related and restructuring charges or credits include expenses necessary to convert and combine the acquired branches and operations of merged companies, direct media advertising related to the acquisitions, asset and supply inventory write-offs, litigation accruals, and other similar charges.

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

	Merger-related and Restructuring Accrual Activity
	(Dollars in millions)
	Balance January 1, 2006	Accrued at acquisition	Merger- related and restructuring charges (gains)	Utilized	Purchase Price Adjustments	Other, net (1)	Balance December 31, 2006
Severance and personnel-related	$6	$20	$2	$(19)	$3	$—	$12
Occupancy and equipment	8	—	(2)	(2)	—	—	4
Other	3	1	18	(10)	—	(10)	2

Total	$17	$21	$18	$(31)	$3	$(10)	$18

(1)	Primarily relates to the write-off of duplicate software related to the Main Street acquisition.

	Balance January 1, 2007	Accrued at acquisition	Merger- related and restructuring charges	Utilized	Purchase Price Adjustments	Other, net	Balance December 31, 2007
Severance and personnel-related	$12	$4	$8	$(15)	$—	$—	$9
Occupancy and equipment	4	1	2	(3)	—	—	4
Other	2	3	11	(13)	—	—	3

Total	$18	$8	$21	$(31)	$—	$—	$16

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

In general, a major portion of accrued costs are utilized in conjunction with or immediately following the systems conversion, when most of the duplicate positions are eliminated and the terminated employees begin to receive severance. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at December 31, 2007 are expected to be utilized during 2008, unless they relate to specific contracts that expire in later years.

Provision for Income Taxes

BB&T’s provision for income taxes totaled $836 million for 2007, a decrease of $109 million, or 11.5%, compared to 2006. The provisions for income taxes totaled $945 million in 2006 and $813 million in 2005. BB&T’s effective tax rates for the years ended 2007, 2006 and 2005 were 32.5%, 38.2%, and 33.0%, respectively. In 2006, the higher provision for income taxes and the higher effective tax rate were primarily the result of an adjustment of $139 million to BB&T’s tax reserves for leveraged lease transactions as discussed below. A reconciliation of the effective tax rate to the statutory tax rate is included in Note 13 “Income Taxes” in the “Notes to Consolidated Financial Statements” herein.

BB&T has extended credit to, and invested in, the obligations of states and municipalities and their agencies, and has made other investments and loans that produce tax-exempt income. The income generated from these investments together with certain other transactions that have favorable tax treatment have reduced BB&T’s overall effective tax rate from the statutory rate in 2007, 2006 and 2005.

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

BB&T utilizes a variety of financial instruments to manage various financial risks. These instruments, commonly referred to as derivatives, primarily consist of interest-rate swaps, swaptions, caps, floors, collars, financial forward and futures contracts, when-issued securities and options written and purchased. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. BB&T uses derivatives primarily to manage risk related to securities, business loans, Federal funds purchased, long-term debt, mortgage servicing rights, mortgage banking operations and certificates of deposit. BB&T also uses derivatives to facilitate transactions on behalf of its clients. BB&T’s derivatives resulted in a decrease in net interest income of $19 million and $8 million in 2007 and 2006, respectively and produced a benefit to net interest income of $52 million during 2005. The decline in benefits to net interest income from 2005 to 2007 can primarily be attributed to increases in rates that affected the benefits received on BB&T’s interest rate swaps on its medium and long-term debt.

Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties, and are not a measure of financial risk. On December 31, 2007, BB&T had derivative financial instruments outstanding with notional amounts totaling $47.2 billion. The estimated net fair value of open contracts was $181 million at December 31, 2007.

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

BB&T’s interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions at December 31, 2007, and is not necessarily indicative of positions on other dates. The carrying amounts of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows.

Table 20

Interest Rate Sensitivity Gap Analysis

December 31, 2007

	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in millions)
Assets
Securities and other interest-earning assets (1,4)	$8,513	$6,339	$2,927	$6,322	$24,101
Federal funds sold and securities purchased under resale agreements or similar arrangements	679				679
Loans and leases (2,4)	55,993	17,810	7,532	10,351	91,686

Total interest-earning assets	65,185	24,149	10,459	16,673	116,466
Liabilities
Time deposits	37,632	2,653	568	5	40,858
Other deposits with no stated maturity (3)	16,062	4,373	2,299	10,115	32,849
Federal funds purchased and securities sold under repurchase agreements and short-term borrowed funds (4)	9,758	876			10,634
Long-term debt (4)	9,944	350	482	7,917	18,693

Total interest-bearing liabilities	73,396	8,252	3,349	18,037	103,034

Asset-liability gap	$(8,211)	$15,897	$7,110	$(1,364)

Cumulative interest rate sensitivity gap	$(8,211)	$7,686	$14,796	$13,432

(1)	Securities based on amortized cost.
(2)	Loans and leases include loans held for sale and are net of unearned income.
(3)	Projected runoff of deposits that do not have a contractual maturity date was computed based upon decay rate assumptions developed by bank regulators to assist banks in addressing FDICIA rule 305.

(4)	The carrying amounts have been adjusted to reflect the impact of hedging strategies.

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

Table 21

Interest Sensitivity Simulation Analysis

Interest Rate Scenario			Annualized Hypothetical Percentage Change in Net Interest Income
Linear Change in Prime Rate	Prime Rate
	December 31,		December 31,
	2007	2006	2007	2006
3.00%	10.25%	11.25%	(3.15)%	(3.12)%
1.50	8.75	9.75	(2.19)	(2.19)
No Change	7.25	8.25	—	—
(1.50)	5.75	6.75	0.44	1.58
(3.00)	4.25	5.25	1.29	1.96

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

The primary source of funds used for Parent Company cash requirements has been dividends declared from Branch Bank, which totaled $1.2 billion during 2007, and net proceeds from the issuance of long-term debt, which totaled $350 million in 2007. Funds raised through master note agreements with commercial clients are placed in a note receivable at Branch Bank primarily for its use in meeting short-term funding needs and, to a lesser extent, to support the short-term temporary cash needs of the Parent Company. At December 31, 2007 and 2006, master note balances totaled $1.8 billion and $1.4 billion, respectively.

During 2005, BB&T filed a universal shelf registration statement with the Securities and Exchange Commission to provide for the issuance of up to $2.5 billion of securities, which could include unsecured debt securities, shares of common stock, shares of preferred stock, depositary shares representing fractional interest in preferred stock, stock purchase contracts, stock purchase units, warrants to purchase debt securities, preferred stock or common stock, or units consisting of a combination of these securities. In addition, the universal shelf registration statement provided for the issuance of capital securities by BB&T Capital Trust I. As of December 31, 2007, BB&T has $2.0 billion available for issuance under this universal shelf registration statement. In late 2005, the SEC passed major changes to the securities registration process, which especially benefited larger companies who frequently access the capital markets. The changes to the securities registration process allow companies who have met certain eligibility requirements to file a registration statement that immediately becomes effective and permits the company to pay the fees related to the registration of the securities at the time of issuance. This has effectively eliminated the need to periodically file shelf registration statements and estimate the amount of securities that will be needed in the future. The change in regulations also has greatly enhanced the ability of BB&T to access the capital markets.

The Parent Company had five issues of subordinated notes outstanding totaling $3.1 billion at December 31, 2007. In addition, as of December 31, 2007, BB&T had $1.9 billion of junior subordinated debentures outstanding to unconsolidated trusts. Please refer to Note 10 “Long-Term Debt” in the “Notes to Consolidated Financial Statements” for additional information with respect to these subordinated notes and junior subordinated debentures.

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

BB&T’s and Branch Bank’s ability to raise funding at competitive prices is affected by the rating agencies’ views of BB&T’s and Branch Bank’s credit quality, liquidity, capital and earnings. Management meets with the rating agencies on a routine basis to discuss the current outlook for BB&T and Branch Bank. As of December 31, 2007, the four major rating agencies had assigned the following ratings to BB&T and Branch Bank:

Credit Ratings of BB&T Corporation and Branch Bank

December 31, 2007

	S&P	Moody's	Fitch	DBRS
BB&T Corporation
Commercial paper	A-1	P1	F1+	R-1(middle)
Issuer	A+	Aa3	AA-	AA(low)
LT/Senior debt	A+	(P)Aa3	AA-	AA(low)
Subordinated debt	A	A1	A+	A(high)
Trust preferred securities	A-	(P)A1	n/a	A(high)

Branch Bank
Bank financial strength	AA-/A-1+	B+	A/B	n/a
Long term deposits	AA-	Aa2	AA	AA
LT/Senior unsecured bank notes	AA-	Aa2	AA-	AA
Other long term senior obligations	A-1+	Aa2	AA-	AA
Other short term senior obligations	A-1+	P1	F1+	R-1(middle)
Short term bank notes	A-1+	P1	F1+	R-1(middle)
Short term deposits	A-1+	P1	F1+	R-1(middle)
Subordinated bank notes	A+	Aa3	A+	AA(low)

Ratings Outlook:
Credit Trend	Stable	Stable	Stable	Stable

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

Contractual Obligations, Commitments, Contingent Liabilities, Off-Balance Sheet Arrangements, and Related Party Transactions

The following table presents, as of December 31, 2007, BB&T’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded in connection with FIN 48, because management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities. Further discussion of the nature of each obligation is included in Note 15 “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements.”

Table 22

Contractual Obligations and Other Commitments

December 31, 2007

	Total	Less than One Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(Dollars in millions)
Contractual Cash Obligations
Long-term debt	$18,687	$1,029	$4,850	$1,672	$11,136
Operating leases	1,002	126	220	168	488
Commitments to fund affordable housing investments	444	233	177	31	3
Venture capital commitments	213	57	143	13	—
Time deposits	40,858	37,632	2,653	568	5

Total contractual cash obligations	$61,204	$39,077	$8,043	$2,452	$11,632

BB&T’s significant commitments include certain investments in affordable housing and historic building rehabilitation projects throughout its market area. BB&T enters into such arrangements as a means of supporting local communities and recognizes tax credits relating to these investments. At December 31, 2007, BB&T’s investments in such projects totaled $750 million, which includes outstanding commitments of $444 million. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. Branch Bank typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. BB&T’s risk exposure relating to such commitments is generally limited to the amount of investments and commitments made. Please refer to Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” for further discussion of these investments in limited partnerships.

In addition, BB&T enters into derivative contracts to manage various financial risks. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. Derivative contracts are carried at fair value on the Consolidated Balance Sheets with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Derivative contracts are written in amounts referred to as notional amounts, which only provide the basis for calculating payments between counterparties and are not a measure of financial risk. Therefore, the derivative liabilities recorded on the balance sheet as of December 31, 2007 do not represent the amounts that may ultimately be paid under these contracts. Further discussion of derivative instruments is included in Note 1 “Summary of Significant Accounting Policies” and Note 19 “Derivative Financial Instruments” in the “Notes to Consolidated Financial Statements.”

In the ordinary course of business, BB&T indemnifies its officers and directors to the fullest extent permitted by law against liabilities arising from litigation. BB&T also issues standard representation and warranties in underwriting agreements, merger and acquisition agreements, loan sales, brokerage activities and other similar arrangements. Counterparties in many of these indemnifications provide similar indemnifications to BB&T. Although these agreements often do not specify limitations, BB&T does not believe that any payments related to these guarantees would materially change the financial condition or results of operations of BB&T.

BB&T has investments and future funding commitments to certain venture capital funds. As of December 31, 2007, BB&T had investments of $99 million, net of minority interest, related to these ventures and future funding commitments of $213 million. BB&T’s risk exposure relating to such commitments is generally limited to the amount of investments and future funding commitments made.

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

BB&T contracts with an independent third party for the disbursement of official checks. Under the terms of the agreement, BB&T acts as an agent for the third party in the issuance of official checks. Funds received from the buyers of official checks are transferred to the third party issuer to cover the checks when they are ultimately presented for payment. But for this arrangement with the third party, these funds would have remained at BB&T in the form of noninterest-bearing deposits. The official check program is contractually arranged to substantially limit BB&T’s exposure to loss, since the third party is required to invest the funds received and maintain an equal relationship between outstanding checks and the balances available to cover the checks. BB&T monitors this relationship through a reconciliation process. The third party has provided a letter of credit from another bank in favor of BB&T and has access to a revolving line of credit to further mitigate any risk that there would be inadequate funds to cover the outstanding balance of official checks sold. However, in the event that the third party failed to honor official checks BB&T had sold as its agent, it is likely that BB&T would choose to reimburse the purchasers, though not contractually or legally obligated to do so. At December 31, 2007, the third party issuer had outstanding official checks that had been sold by BB&T totaling $418 million.

BB&T’s significant commitments and obligations are summarized in the accompanying table. Not all of the commitments presented in the table will be utilized thus the actual cash requirements are likely to be significantly less than the amounts reported.

Table 23

Summary of Significant Commitments

December 31, 2007

(Dollars in millions)

Lines of credit	$13,904
Commercial letters of credit	41
Standby letters of credit and financial guarantees written	3,367
Other commitments (1)	20,391

Total significant commitments	$37,703

(1)	Other commitments include unfunded business loan commitments, unfunded overdraft protection on demand deposit accounts and other unfunded commitments to lend.

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

Payments of cash dividends to BB&T’s shareholders, which have generally been in the range of 40.0% to 60.0% of earnings over the last six years, and repurchases of common shares are the methods used to manage any excess capital generated. In addition, management closely monitors the Parent Company’s double leverage ratio (investments in subsidiaries as a percentage of shareholders’ equity) with the intention of maintaining the ratio below 125.0%. The active management of the subsidiaries’ equity capital, as described above, is the process utilized to manage this important driver of Parent Company liquidity and is a key element in the management of BB&T’s capital position.

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

While nonrecurring events or management decisions may result in the Corporation temporarily falling below its minimum guidelines for one or more of these ratios, it is management’s intent through capital planning to return to these targeted minimums within a reasonable period of time. Such temporary decreases below these minimums are not considered an infringement of BB&T’s overall capital policy provided the Corporation and Branch Bank remain “well-capitalized.”

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

Table 24

Capital—Components and Ratios

	December 31,
	2007	2006
	(Dollars in millions)
Tier 1 capital	$9,085	$8,226
Tier 2 capital	5,148	4,790

Total regulatory capital	$14,233	$13,016

Risk-based capital ratios:
Tier 1 capital	9.1%	9.0%
Total regulatory capital	14.2	14.3
Tier 1 leverage ratio	7.2	7.2
Tangible equity ratio	5.6	5.7

BB&T has entered into a transaction involving the issuance of capital securities (“Capital Securities”) by a Delaware statutory trust formed by the Company (the “Trust”). Simultaneously with the closing of this transaction, BB&T entered into a replacement capital covenant (the “Replacement Capital Covenant”) for the benefit of persons that buy, hold or sell a specified series of long-term indebtedness of the Company or its largest depository institution subsidiary (the “Covered Debt”). The Replacement Capital Covenant provides that neither BB&T nor any of its subsidiaries (including the Trust) will repay, redeem or purchase any of the Capital Securities and the securities held by the Trust (the “Other Securities”), as applicable, on or before the date specified in the Replacement Capital Covenant, with certain limited exceptions, except to the extent that, during the 180 days prior to the date of that repayment, redemption or purchase, the Company has received proceeds from the sale of qualifying securities that (i) have equity-like characteristics that are the same as, or more equity-like than, the applicable characteristics of the Capital Securities or Other Securities, as applicable, at the time of repayment, redemption or purchase, and (ii) the Company has obtained the prior approval of the Federal Reserve Board, if such approval is then required by the Federal Reserve Board.

The following table identifies the (i) closing date for the transaction, (ii) issuer, (iii) series of Capital Securities issued, (iv) Other Securities, and (v) applicable Covered Debt.

Closing Date	Issuer	Capital Securities	Other Securities	Covered Debt
6/12/07	BB&T Capital Trust IV and BB&T Corporation	BB&T Capital Trust IV’s $600,000,000 Fixed to Floating Rate Capital Securities	Company’s $600,010,000 Fixed to Floating Rate Junior Subordinated Debentures due 2077	Company’s 6.75% junior subordinated debentures due 2036 underlying the 6.75% capital securities of BB&T Capital Trust II

Common Stock and Dividends

BB&T’s ability to pay dividends is primarily dependent on earnings from operations, the adequacy of capital and the availability of liquid assets for distribution. BB&T’s ability to generate liquid assets for distribution is dependent on the ability of Branch Bank to pay dividends to the Parent Company. The payment of cash dividends is an integral part of providing a competitive return on shareholders’ investments. The Corporation’s policy is to accomplish this while retaining sufficient capital to support future growth and to meet regulatory requirements. BB&T’s common dividend payout ratio, computed by dividing dividends paid per common share by basic earnings per common share, was 55.52% in 2007 as compared to 56.34% in 2006. BB&T’s annual cash dividends paid per common share increased 10.0% during 2007 to $1.76 per common share for the year, as compared to $1.60 per common share in 2006. This increase marked the 36th consecutive year that the Corporation’s annual cash dividend paid to shareholders has been increased. A discussion of dividend restrictions is included in Note 16 “Regulatory Requirements and Other Restrictions” in the “Notes to Consolidated Financial Statements” and in the “Regulatory Considerations” section.

BB&T’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “BBT”. BB&T’s common stock was held by approximately 324,000 shareholders at December 31, 2007 compared to approximately 259,000 at December 31, 2006. The accompanying table, “Quarterly Summary of Market Prices and Dividends Paid on Common Stock,” sets forth the quarterly high and low trading prices and closing sales prices for BB&T’s common stock and the dividends paid per share of common stock for each of the last eight quarters.

Table 25

Quarterly Summary of Market Prices and Cash Dividends Paid on Common Stock

	2007				2006
	Sales Prices			Cash Dividends Paid	Sales Prices			Cash Dividends Paid
	High	Low	Last		High	Low	Last
Quarter Ended:
March 31	$44.30	$39.54	$41.02	$.42	$42.85	$38.24	$39.20	$.38
June 30	43.02	39.13	40.68	.42	43.46	39.09	41.59	.38
September 30	43.00	36.95	40.39	.46	44.54	39.87	43.78	.42
December 31	42.61	30.36	30.67	.46	44.74	42.48	43.93	.42

Year	$44.30	$30.36	$30.67	$1.76	$44.74	$38.24	$43.93	$1.60

Share Repurchases

BB&T has periodically repurchased shares of its own common stock. During the years ended December 31, 2007, 2006 and 2005, BB&T repurchased 7 million shares, 22 million shares and 12 million shares of common stock, respectively. In accordance with North Carolina law, repurchased shares cannot be held as treasury stock, but revert to the status of authorized and unissued shares.

On June 27, 2006, BB&T’s Board of Directors granted authority under a new share repurchase plan (the “2006 Plan”) for the repurchase of up to 50 million shares of BB&T’s common stock as needed for general corporate purposes. The 2006 Plan also authorizes the repurchase of the remaining shares from the previous authorization. The 2006 Plan remains in effect until all the authorized shares are repurchased unless modified by the Board of Directors.

The following table presents the common stock repurchases made by BB&T during the fourth quarter of 2007 and the remaining shares that may be repurchased under the 2006 Plan.

Table 26

Share Repurchase Activity

	2007
	Total Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Shares Purchased Pursuant to Publicly-Announced Plan	Maximum Remaining Number of Shares Available for Repurchase Pursuant to Publicly-Announced Plan
	(Shares in thousands)
October 1-31	27	$37.08	25	48,014
November 1-30	3,126	33.85	3,125	44,889
December 1-31	759	32.45	750	44,139

Total	3,912	$33.60	3,900	44,139

(1)	Repurchases reflect shares exchanged or surrendered in connection with the exercise of equity-based awards under BB&T's equity-based compensation plans.
(2)	Excludes commissions.

Segment Results

BB&T’s operations are divided into seven reportable business segments: the Banking Network, Residential Mortgage Banking, Sales Finance, Specialized Lending, Insurance Services, Financial Services, and Treasury. These operating segments have been identified based primarily on BB&T’s organizational structure. See Note 21 “Operating Segments”, in the “Notes to Consolidated Financial Statements” herein, for additional disclosures related to BB&T’s operating segments, the internal accounting and reporting practices utilized to manage these segments and financial disclosures for these segments as required by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Fluctuations in noninterest income and noninterest expense incurred directly by the segments are more fully discussed in the “Noninterest Income” and “Noninterest Expense” sections of this discussion and analysis. Merger-related expenses in 2007, 2006 and 2005, the additional tax provision recorded in 2006, the loss on sales of securities incurred in connection with the partial portfolio restructuring in 2006, the lease accounting adjustment recorded during 2005 and certain other charges are excluded from segment results as presented herein.

Banking Network

The Banking Network had solid internal loan and deposit growth during 2007, with total assets at year-end 2007 increasing 7.1% compared to 2006. The total Banking Network was composed of 1,492 banking offices at the end of 2007, an increase of 33 offices compared to 1,459 banking offices at December 31, 2006. The increase in offices was the result of the acquisition of Coastal, as well as a de novo branching strategy to expand BB&T’s presence in high growth markets. Net interest income for the Banking Network totaled $3.4 billion in 2007, an increase of $121 million, or 3.6%, compared to 2006. The increase in net interest income during 2007 was primarily a result of an increase of $206 million in the net funds transfer pricing (“FTP”) credit provided to the Banking Network during 2007, offset by a decrease of $85 million in net interest income from clients. The decline in the net interest income from clients was primarily due to higher interest expense on deposits due to a shift by clients to higher cost products and growth in CDs. Net interest income for 2006 amounted to $3.3 billion, a decrease of $116 million, or 3.4%, compared to 2005. The decrease in net interest income during 2006 was primarily a result of a change in the FTP credit provided to the Banking Network, which declined $252 million compared to 2005. Net interest income from clients increased $136 million, or 6.0%, during 2006, reflecting the strong loan growth generated by the Banking Network.

The economic provision for loan and lease losses increased $10 million in 2007 compared to 2006, primarily reflecting loan growth. The economic provision for loan and lease losses decreased $70 million, or 32.6%, from 2005 to 2006. The decrease during 2006 was primarily due to a change in loss rates for allocating the economic provision for loan and lease losses to the segments.

Noninterest income in the Banking Network increased $128 million, or 13.2%, during 2007, due primarily to growth in overdraft fees, checkcard fees and other nondeposit fees and commissions. During 2006, noninterest income increased $83 million, or 9.4%, due primarily to growth in other nondeposit fees and commissions. Noninterest income allocated from other segments, which is reflected as intersegment net referral fees (“referral fees”), increased $16 million, or 7.2%, compared to 2006, primarily due to higher referrals from the Financial Services segment. Referral fees increased $8 million, or 3.7%, compared to 2005, primarily due to higher referral fees earned from the Sales Finance and Financial Services segments, which was partially offset by a decrease in referrals from the Residential Mortgage Banking segment. Noninterest expenses incurred within the Banking Network during 2007 increased $71 million, or 5.1%, compared to 2006, including additional costs related to the acquisition of Coastal. Comparing 2006 to 2005, noninterest expenses increased $122 million, or 9.5%, including additional costs related to the acquisitions of Main Street and First Citizens and additional staffing in new branches. Allocated corporate expenses increased $60 million, or 11.4%, in 2007 compared to 2006 after increasing $98 million in 2006 compared to 2005 because of increased allocations of marketing and advertising expenses and other corporate support areas.

The provision for income taxes allocated to the Banking Network increased $42 million in 2007 compared to 2006, primarily as a result of higher pretax income. Comparing 2006 to 2005 the provision for income taxes increased $18 million, or 2.1%, primarily as a result of a higher effective tax rate in 2006 due to a change in the methodology for allocating taxes to the segments. The increased tax rate was partially offset by lower pretax income.

Total identifiable assets for the Banking Network increased $4.0 billion in 2007, or 7.1%, to a total of $60.7 billion, compared to an increase of $5.4 billion, or 10.4%, in 2006. The increase in 2007 included the acquisition of Coastal, while the 2006 increase included the acquisitions of Main Street and First Citizens.

Residential Mortgage Banking

BB&T’s mortgage originations totaled $11.9 billion in 2007, up 20.7% from $9.9 billion in 2006. BB&T’s residential mortgage servicing portfolio, which includes portfolio loans on BB&T’s balance sheet and loans serviced for third parties, totaled $51.0 billion at year-end 2007 compared to $45.2 billion at December 31, 2006.

Net interest income for the Residential Mortgage Banking segment totaled $254 million in 2007, up 2.8% compared to $247 million in 2006. The increase in net interest income in 2007 was primarily the result of growth in the held for investment loan portfolio, offset by higher funding costs. Net interest income in 2006 was down slightly compared to 2005 primarily as a result of a higher FTP charge in 2006.

The economic provision for loan and lease losses was unchanged during 2007 compared to 2006 and 2006 compared to 2005. The economic provision for loan and lease losses is based on expected losses and is therefore more stable over time than the provision for loan and lease losses that is recorded in the Consolidated Statements of Income.

Noninterest income in the Residential Mortgage Banking segment increased $11 million in 2007 compared to 2006, primarily reflecting higher gains from loan sales, while noninterest income in 2006 decreased $4 million, or 3.5%, compared to 2005 due to a substantial decrease in residential mortgage production revenues, which was partially offset by an increase in residential mortgage servicing income. Noninterest expenses incurred within the Residential Mortgage Banking segment increased $11 million, or 20.8%, during 2007, primarily reflecting higher personnel costs. During 2006, noninterest expenses increased 3.9%, while allocated corporate expense declined $25 million, or 69.4%, due to a change in the factors used to allocate expense to the segment.

The provision for income taxes allocated to the Residential Mortgage Banking segment in 2007 increased $3 million, primarily due to higher pretax income. Comparing 2006 to 2005, the provision for income taxes increased $13 million, or 23.2%, primarily due to the change in methodology for allocating taxes to the segments.

Total identifiable assets for the Residential Mortgage Banking segment increased $2.1 billion, or 12.6%, from 2006 and $1.8 billion, or 12.0%, from 2006 to 2005, reflecting increases in mortgage loans due to higher originations in 2007 and better loan retention due to slower prepayments in 2007 and 2006.

Sales Finance

Net interest income from the Sales Finance segment increased $9 million, or 8.0%, during 2007 compared to 2006. The increase in net interest income during 2007 included an increase of $70 million, or 22.9%, from clients, and an increase in the FTP charge of $61 million, or 31.4%. During 2006, net interest income declined $8 million, or 6.7%, compared to 2005. The decrease in net interest income during 2006 included an increase of $47 million, or 18.2%, from clients, which was more than offset by an increase of $55 million, or 39.3%, for the FTP charge.

The economic provision for loan and lease losses was flat in 2007 after decreasing $6 million, or 22.2%, in 2006 compared to 2005. The decline during 2006 was primarily as a result of a change in loss rates for allocating the economic provision for loan and lease losses to the segments.

The Sales Finance segment was assessed referral fees of $13 million and $12 million in 2007 and 2006, respectively, to compensate the Banking Network for services. 2006 was the first year such a fee was assessed since the Sales Finance segment had previously been part of the Banking Network. Noninterest expenses incurred within the Sales Finance segment increased slightly in 2007 after decreasing $4 million, or 14.8%, during 2006, reflecting strong expense control. Allocated corporate expense increased $2 million in 2007 compared to 2006 after declining $1 million in 2006 compared to 2005.

The provision for income taxes allocated to the Sales Finance segment during 2007 was up $2 million, mainly as a result of higher pretax income. During 2006, the provision for income taxes was unchanged compared to 2005. While pretax income declined $7 million in 2006 compared to 2005, the effective tax rate allocated to the segments increased due to the change in methodology for allocating taxes.

Total identifiable assets for the Sales Finance segment increased $300 million, or 5.5%, compared to 2006 and $410 million, or 8.1%, from 2006 to 2005.

Specialized Lending

BB&T’s Specialized Lending segment continued to expand during 2007 through internal growth and the acquisitions of AFCO and Collateral. Net interest income totaled $457 million in 2007, an increase of 21.5% compared to 2006. Net interest income in 2007 consisted of $676 million in net interest income from clients less an FTP charge of $219 million. The growth in net interest income was due to growth in the lending portfolio, offset by higher funding costs. Comparing 2006 to 2005, net interest income increased $75 million, or 24.9%. Net interest income in 2006 consisted of $494 million of net interest income from clients less an FTP charge of $118 million. The growth in net interest income in 2006 was a result of strong loan growth in the segment. BB&T has continued to emphasize growth in the Specialized Lending segment as the risk-adjusted yields on the loans offered are more attractive than traditional lending products offered by the Banking Network. Average loans for the Specialized Lending segment increased 58.8% during 2007 compared to 2006, including the acquisitions of AFCO and Collateral, which added loans of approximately $1.3 billion and $44 million, respectively.

The economic provision for loan and lease losses totaled $194 million in 2007, an increase of $57 million compared to 2006. Comparing 2006 to 2005 the economic provision for loan and lease losses increased $34 million, or 33.0%. Due to the overall higher credit risk profiles of the clients of Specialized Lending, loss rates are expected to be higher than conventional bank lending. Loss rates are also affected by shifts in the portfolio mix of the underlying subsidiaries. The increase during 2007 was primarily due to higher losses on subprime automobile loans, while the increase in 2006 compared to 2005 was primarily due to growth in loans and leases.

Noninterest income produced by the Specialized Lending segment totaled $90 million in 2007, an increase of $16 million, or 21.6%, compared to 2006. The increase in 2007 was largely attributable to growth in revenues from operating leases and commercial mortgage banking activities. Comparing 2006 to 2005, noninterest income increased $15 million, or 25.4%. The increase during 2006 was primarily due to growth in revenues from commercial mortgage banking activities. Noninterest expenses incurred within the Specialized Lending segment in 2007 totaled $207 million, an increase of $44 million, or 27.0%, compared to 2006, and allocated corporate expenses increased $5 million, or 25.0%. Comparing 2006 to 2005 noninterest expenses totaled $163 million, an increase of $24 million, or 17.3%, and allocated corporate expenses increased $3 million, or 17.6%, from 2005 to 2006. The increases in noninterest expenses incurred within the Specialized Lending segment and the allocated corporate expenses were due to a combination of internal growth and growth from acquisitions.

The provision for income taxes allocated to the Specialized Lending segment decreased $2 million in 2007 compared to 2006, primarily as a result of lower pretax income. Comparing 2006 to 2005, the provision for income taxes increased $17 million, or 54.8%, as a result of higher pretax income and a change in methodology for allocating taxes to the segments.

Total identifiable assets for the Specialized Lending segment increased $1.8 billion, or 48.2%, from 2007 to 2006 due to internal growth and the acquisitions of AFCO and Collateral. Comparing 2006 to 2005, total identifiable assets increased $817 million, or 27.5%.

Insurance Services

Noninterest income produced by the Insurance Services segment totaled $839 million during 2007, an increase of $56 million, or 7.2%, compared to 2006. The growth during 2007 includes a gain of $19 million from the sale of an insurance agency operation. Comparing 2006 to 2005, noninterest income increased $94 million, or 13.6%. Internal growth combined with the expansion of BB&T’s insurance agency network and insurance brokerage operations through acquisitions during the last two years were responsible for the growth in noninterest income. Noninterest expenses incurred within the Insurance Services segment and allocated corporate expenses increased slightly during 2007 reflecting strong expense control. Comparing 2006 to 2005, noninterest expenses increased $96 million, or 18.2%, while allocated corporate expenses decreased $3 million, or 10.7%. The overall increase in noninterest expenses within the Insurance Services segment during 2006 principally resulted from the continued expansion of the BB&T insurance agency network.

The changes in the provision for income taxes allocated to the Insurance Services segment were largely consistent with changes in the levels of pretax income for the years 2007 compared to 2006 and 2006 compared to 2005.

Financial Services

Net interest income for the Financial Services segment totaled $59 million in 2007, an increase of $15 million, or 34.1%, compared to 2006. Comparing 2006 to 2005, net interest income increased $23 million, or 109.5%. The increases in net interest income over the past two years were largely due to higher FTP credits received by the Financial Services segment.

Noninterest income in the Financial Services segment in 2007 totaled $553 million, a slight increase compared to $547 million earned during 2006, which was up $68 million, or 14.2%, compared to 2005. The revenue increase in 2006 was due to strong growth from trust operations and investment banking and brokerage operations, which includes the impact of acquisitions. Noninterest expenses incurred by Financial Services in 2007 were up slightly compared to 2006, after increasing $68 million in the prior year. The increase in noninterest expenses in 2006 was largely due to increased personnel costs as a result of additional staffing and higher incentive compensation.

The provision for income taxes allocated to Financial Services increased $2 million in 2007 compared to 2006, following an increase of $11 million in 2006 compared to 2005. While pretax income increased 13.3% in 2007 compared to 2006, the provision for income taxes only increased 5.6% due to a higher level of tax exempt income earned in 2007. The increase in the provision for income taxes allocated to the Financial Services segment in 2006 compared to 2005 was primarily a result of a change in the effective tax rate used to allocate taxes to the segments. Total identifiable segment assets for Financial Services increased to a total of $4.2 billion at December 31, 2007, compared to $2.2 billion at year-end 2006 and $1.6 billion at December 31, 2005.

Treasury

Net interest income for the Treasury segment was an expense of $298 million in 2007 compared to an expense of $240 million in 2006. Net interest income for 2007 consisted of $134 million of net interest expense and $164 million of expense from the FTP charge. For 2006, net interest income for the Treasury segment consisted of $171 million of net interest expense and $69 million of expense from the FTP charge. The improvement in net interest income from external sources was primarily due to slower growth in funding costs compared to growth in interest income from investments, while the additional FTP charge resulted from higher credits paid on deposits and other funding sources. For 2005 net interest income for the Treasury segment consisted of $30 million of net interest income and $512 million of expense from the FTP charge. The decrease in the FTP charge from 2005 to 2006 was primarily a result of changes to the rates used for crediting funding sources, while the decline in net interest income from external sources was principally due to the increase in short-term interest rates, which increased the cost of funding.

Noninterest income in the Treasury segment is primarily related to income from bank-owned life insurance. During 2007, noninterest income earned by the Treasury segment totaled $111 million, a decrease of 5.1%, compared to $117 million earned during 2006. The decline during 2007 reflected an $8 million increase from bank-owned life insurance, which was more than offset by $17 million in losses from the sale of securities. For 2005, noninterest income within the Treasury segment totaled $108 million.

The provision for income taxes allocated to the Treasury segment during 2007, 2006 and 2005 was a benefit of $117 million, $94 million and $194 million, respectively. The changes in the tax benefits allocated to the Treasury segment are a combination of changes in the level of pretax income and tax exempt income. In addition, the change in the provision for income taxes for 2006 compared to 2005 reflects a change in the methodology used to allocate taxes. Total identifiable assets for the Treasury segment in 2007 decreased slightly compared to 2006, following an increase of $2.2 billion, or 10.2%, in 2006 compared to 2005. As of December 31, 2007, total identifiable assets in the Treasury segment were $24.1 billion.

Fourth Quarter Results

Net income for the fourth quarter of 2007 was $411 million, compared to $251 million for the comparable period of 2006. On a per share basis, diluted net income for the fourth quarter of 2007 was $.75 compared to $.46 for the same period a year ago. Annualized returns on average assets and average shareholders’ equity were 1.24% and 12.89%, respectively, for the fourth quarter of 2007, compared to .84% and 8.33%, respectively, for the fourth quarter of 2006.

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

Net interest income amounted to $991 million for the fourth quarter of 2007, an increase of 3.7% compared to $956 million for the same period of 2006. Noninterest income totaled $718 million for the fourth quarter of 2007, up 19.3% from $602 million earned during the fourth quarter of 2006. The growth in noninterest income in the fourth quarter of 2007 compared to the same period of 2006 includes the impact of the securities losses that were recorded in the prior year’s fourth quarter. BB&T’s noninterest expense for the fourth quarter of 2007 totaled $942 million, up 2.2% from the $922 million recorded in the fourth quarter of 2006.

The fourth quarter 2007 provision for credit losses increased 152.1% to $184 million, compared to $73 million for the fourth quarter of 2006. The increase in the provision for credit losses reflects the deteriorating credit quality of the loan portfolio that has resulted from challenges in the residential real estate markets and a weaker overall economy. The increase in the provision for credit losses also reflects higher net charge-offs in the fourth quarter of 2007, compared to the fourth quarter of 2006.

The fourth quarter 2007 provision for income taxes totaled $172 million, a decrease of $140 million compared to $312 million for the same period of 2006. The decrease in the provision for income taxes was primarily the result of additional tax reserves for leveraged lease transactions in 2006 as previously mentioned.

The accompanying table, “Quarterly Financial Summary—Unaudited,” presents condensed information relating to quarterly periods in the years ended December 31, 2007 and 2006.

Table 27

Quarterly Financial Summary—Unaudited

	2007				2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in millions, except per share data)
Consolidated Summary of Operations:
Interest income	$2,012	$2,030	$1,961	$1,891	$1,866	$1,803	$1,668	$1,556
Interest expense	1,021	1,052	995	946	910	865	751	659
Provision for credit losses	184	105	88	71	73	62	58	47
Securities gains (losses) , net	1	6	1	(11)	(73)	—	—	—
Other noninterest income	717	669	728	663	675	660	651	608
Noninterest expense	942	888	923	883	922	915	860	819
Provision for income taxes (1)	172	216	226	222	312	204	221	208

Net income	$411	$444	$458	$421	$251	$417	$429	$431

Basic earnings per share	$.75	$.81	$.84	$.78	$.46	$.77	$.80	$.80

Diluted earnings per share	$.75	$.80	$.83	$.77	$.46	$.77	$.79	$.79

Selected Average Balances:
Assets	$131,009	$128,633	$124,848	$121,054	$118,777	$116,884	$112,383	$109,132
Securities, at amortized cost	23,967	24,246	23,124	21,872	21,609	21,736	21,081	20,955
Loans and leases (2)	90,805	89,090	86,939	84,894	82,690	81,044	77,978	75,443
Total earning assets	116,029	114,441	111,030	107,606	105,216	103,757	100,028	97,175
Deposits	85,260	84,223	81,959	82,523	79,889	79,123	75,626	74,199
Federal funds purchased, securities sold under repurchase agreements and short-term debt	10,739	9,892	9,000	7,627	7,109	6,720	7,507	6,685
Long-term debt	18,864	18,721	18,471	16,086	16,101	15,433	13,826	13,111
Total interest-bearing liabilities	101,823	99,588	96,063	93,290	89,810	87,765	83,746	81,143
Shareholders' equity	12,655	12,359	12,113	11,522	11,941	11,500	11,221	11,134

(1)	Fourth quarter 2007 and 2006, respectively include a credit of $7 million and a charge of $139 million to the provision for income taxes related to leveraged leases.
(2)	Loans and leases are net of unearned income and include loans held for sale.

SIX YEAR FINANCIAL SUMMARY AND SELECTED RATIOS

(Dollars in millions, except per share data, shares in thousands)

	As of / For the Years Ended December 31,						Five Year Compound Growth Rate
	2007	2006	2005	2004	2003	2002
Summary of Operations
Interest income	$7,894	$6,893	$5,506	$4,547	$4,355	$4,434	12.2%
Interest expense	4,014	3,185	1,981	1,199	1,273	1,687	18.9

Net interest income	3,880	3,708	3,525	3,348	3,082	2,747	7.2
Provision for credit losses	448	240	217	249	248	263	11.2

Net interest income after provision credit losses	3,432	3,468	3,308	3,099	2,834	2,484	6.7
Noninterest income	2,774	2,521	2,326	2,119	1,828	1,541	12.5
Noninterest expense	3,636	3,516	3,167	2,896	3,045	2,234	10.2

Income before income taxes and cumulative effect of change in accounting principle	2,570	2,473	2,467	2,322	1,617	1,791	7.5
Provision for income taxes	836	945	813	764	552	498	10.9

Income before cumulative effect of change in accounting principle	1,734	1,528	1,654	1,558	1,065	1,293	6.0
Cumulative effect of change in accounting principle	—	—	—	—	—	10	NM

Net income	$1,734	$1,528	$1,654	$1,558	$1,065	$1,303	5.9

Per Common Share
Average shares outstanding:
Basic	547,184	539,140	546,916	551,661	509,851	473,304	2.9
Diluted	551,755	543,891	551,380	556,041	514,082	478,793	2.9
Basic earnings per share
Income before cumulative effect of change in accounting principle	$3.17	$2.84	$3.02	$2.82	$2.09	$2.73	3.0
Cumulative effect of change in accounting principle	—	—	—	—	—	.02	NM

Net income	$3.17	$2.84	$3.02	$2.82	$2.09	$2.75	2.9

Diluted earnings per share
Income before cumulative effect of change in accounting principle	$3.14	$2.81	$3.00	$2.80	$2.07	$2.70	3.1
Cumulative effect of change in accounting principle	—	—	—	—	—	.02	NM

Net income	$3.14	$2.81	$3.00	$2.80	$2.07	$2.72	2.9

Cash dividends paid per share	$1.76	$1.60	$1.46	$1.34	$1.22	$1.10	9.9

Book value per share	$23.14	$21.69	$20.49	$19.76	$18.33	$15.70	8.1

Average Balances
Securities, at amortized cost	$23,311	$21,348	$20,467	$18,218	$17,058	$16,939	6.6
Loans and leases (1)	87,952	79,313	71,517	66,107	57,857	50,851	11.6
Other assets	15,157	13,667	12,628	11,951	10,413	7,989	13.7

Total assets	$126,420	$114,328	$104,612	$96,276	$85,328	$75,779	10.8

Deposits	$83,501	$77,230	$70,346	$64,816	$56,948	$49,118	11.2
Long-term debt	18,045	14,628	11,959	10,886	11,710	12,135	8.3
Other liabilities	12,708	11,018	11,242	9,977	7,775	7,413	11.4
Shareholders' equity	12,166	11,452	11,065	10,597	8,895	7,113	11.3

Total liabilities and shareholders’ equity	$126,420	$114,328	$104,612	$96,276	$85,328	$75,779	10.8

Period-End Balances
Total assets	$132,618	$121,351	$109,170	$100,509	$90,467	$80,217	10.6
Loans and leases (1)	91,686	83,591	75,023	68,163	62,305	53,518	11.4
Deposits	86,766	80,971	74,282	67,699	59,350	51,280	11.1
Long-term debt	18,693	15,904	13,119	11,420	10,808	13,588	6.6
Shareholders’ equity	12,632	11,745	11,129	10,875	9,935	7,388	11.3
Selected Ratios
Rate of return on:
Average total assets	1.37%	1.34%	1.58%	1.62%	1.25%	1.72%
Average shareholders’ equity	14.25	13.35	14.95	14.71	11.97	18.32
Dividend payout	55.52	56.34	48.34	47.52	58.37	40.00
Average equity to average assets	9.62	10.02	10.58	11.01	10.42	9.39

(1)	Loans and leases are net of unearned income and include loans held for sale.
NM=	Not meaningful.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Corporation conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on this evaluation under the “COSO” criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2007.

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

There was no change in the Corporation’s internal control over financial reporting that occurred during the fourth quarter of 2007 that has materially affected or is likely to materially affect, the Corporation’s internal control over financial reporting.

The effectiveness of the internal control structure over financial reporting, as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included on page 73, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of BB&T Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of BB&T Corporation and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing on page 72. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Charlotte, North Carolina

February 28, 2008

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

(Dollars in millions, except per share data, shares in thousands)

	2007	2006
Assets
Cash and due from banks	$2,050	$2,024
Interest-bearing deposits with banks	388	435
Federal funds sold and securities purchased under resale agreements or similar arrangements	679	253
Segregated cash due from banks	208	153
Trading securities at fair value	1,009	2,147
Securities available for sale at fair value	22,419	20,721
Loans held for sale	779	680
Loans and leases, net of unearned income	90,907	82,911
Allowance for loan and lease losses	(1,004)	(888)

Loans and leases, net	89,903	82,023

Premises and equipment, net of accumulated depreciation	1,529	1,410
Goodwill	5,194	4,827
Core deposit and other intangible assets	489	454
Residential mortgage servicing rights at fair value	472	484
Other assets	7,499	5,740

Total assets	$132,618	$121,351

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$13,059	$13,393
Interest checking	1,201	1,333
Other client deposits	35,504	34,062
Client certificates of deposit	26,972	24,987
Other interest-bearing deposits	10,030	7,196

Total deposits	86,766	80,971

Federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	10,634	8,087
Long-term debt	18,693	15,904
Accounts payable and other liabilities	3,893	4,644

Total liabilities	119,986	109,606

Commitments and contingencies (Notes 6 and 15)
Shareholders’ equity:
Preferred stock, $5 par, 5,000 shares authorized, none issued or outstanding at December 31, 2007 or at December 31, 2006	—	—
Common stock, $5 par, 1,000,000 shares authorized;
545,955 issued and outstanding at December 31, 2007 and 541,475 issued and outstanding at December 31, 2006	2,730	2,707
Additional paid-in capital	3,087	2,801
Retained earnings	6,919	6,596
Accumulated other comprehensive loss, net of deferred income taxes of $(65) at December 31, 2007 and $(212) at December 31, 2006	(104)	(359)

Total shareholders’ equity	12,632	11,745

Total liabilities and shareholders’ equity	$132,618	$121,351

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2007, 2006 and 2005

(Dollars in millions, except per share data, shares in thousands)

	2007	2006	2005
Interest Income
Interest and fees on loans and leases	$6,713	$5,941	$4,684
Interest and dividends on securities:
Taxable interest income	1,018	821	739
Tax-exempt interest income	42	31	32
Dividends	70	48	29
Interest on short-term investments	51	52	22

Total interest income	7,894	6,893	5,506

Interest Expense
Interest on deposits	2,620	2,137	1,252
Interest on federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	409	301	224
Interest on long-term debt	985	747	505

Total interest expense	4,014	3,185	1,981

Net Interest Income	3,880	3,708	3,525
Provision for credit losses	448	240	217

Net Interest Income After Provision for Credit Losses	3,432	3,468	3,308

Noninterest Income
Insurance commissions	853	813	714
Service charges on deposits	611	548	543
Investment banking and brokerage fees and commissions	343	317	290
Other nondeposit fees and commissions	184	167	129
Checkcard fees	180	155	128
Trust income	162	154	141
Bankcard fees and merchant discounts	139	122	112
Mortgage banking income	115	108	104
Securities losses, net	(3)	(73)	—
Income from bank-owned life insurance	101	93	94
Other noninterest income	89	117	71

Total noninterest income	2,774	2,521	2,326

Noninterest Expense
Personnel expense	2,094	2,077	1,785
Occupancy and equipment expense	477	449	472
Amortization of intangibles	104	104	112
Professional services	139	120	93
Merger-related and restructuring charges (gains), net	21	18	(11)
Loan processing expenses	111	103	98
Other expenses	690	645	618

Total noninterest expense	3,636	3,516	3,167

Earnings
Income before income taxes	2,570	2,473	2,467
Provision for income taxes	836	945	813

Net Income	$1,734	$1,528	$1,654

Per Common Share
Net income
Basic	$3.17	$2.84	$3.02

Diluted	$3.14	$2.81	$3.00

Cash dividends paid	$1.76	$1.60	$1.46

Average Shares Outstanding
Basic	547,184	539,140	546,916

Diluted	551,755	543,891	551,380

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2007, 2006 and 2005

(Dollars in millions, except per share data, shares in thousands)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, January 1, 2005	550,406	$2,752	$3,122	$5,112	$(111)	$10,875
Add (Deduct):
Comprehensive income:
Net income	—	—	—	1,654	—	1,654
Unrealized holding gains (losses) arising during the period on securities available for sale, net of tax of $(144)	—	—	—	—	(250)	(250)

Change in unrealized gains (losses) on securities, net of tax	—	—	—	—	(250)	(250)
Change in unrecognized gain (loss) on cash flow hedge, net of tax of $5	—	—	—	—	7	7
Change in minimum pension liability, net of tax of $(2)					(2)	(2)

Total comprehensive income	—	—	—	1,654	(245)	1,409

Common stock issued:
In purchase acquisitions (1)	1,230	6	44	—	—	50
In connection with stock option exercises and other employee benefits, net of cancellations	3,466	17	63	—	—	80
Redemption of common stock	(12,000)	(60)	(426)	—	—	(486)
Cash dividends declared on common stock, $1.49 per share	—	—	—	(815)	—	(815)
Excess tax benefit from equity-based awards	—	—	16	—	—	16

Balance, December 31, 2005	543,102	2,715	2,819	5,951	(356)	11,129

Add (Deduct):
Comprehensive income:
Net income	—	—	—	1,528	—	1,528
Unrealized holding gains (losses) arising during the period on securities available for sale, net of tax of $26	—	—	—	—	43	43
Reclassification adjustment for losses (gains) on securities available for sale included in net income, net of tax of $27	—	—	—	—	46	46

Change in unrealized gains (losses) on securities, net of tax	—	—	—	—	89	89
Change in unrecognized gain (loss) on cash flow hedge, net of tax of $9	—	—	—	—	13	13
Change in minimum pension liability, net of tax of $1					3	3

Total comprehensive income	—	—	—	1,528	105	1,633

Cumulative effect of adoption of SFAS 158, net of tax of $(68)	—	—	—	—	(108)	(108)
Common stock issued:
In purchase acquisitions (1)	17,488	87	670	—	—	757
In connection with stock option exercises and other employee benefits, net of cancellations	3,192	16	75	—	—	91
Redemption of common stock	(22,307)	(111)	(825)	—	—	(936)
Cash dividends declared on common stock, $1.64 per share	—	—	—	(883)	—	(883)
Excess tax benefit from equity-based awards	—	—	4	—	—	4
Equity-based compensation expense	—	—	58	—	—	58

Balance, December 31, 2006	541,475	2,707	2,801	6,596	(359)	11,745

Add (Deduct):
Comprehensive income:
Net income	—	—	—	1,734	—	1,734
Unrealized holding gains (losses) arising during the period on securities available for sale, net of tax of $124	—	—	—	—	219	219
Reclassification adjustment for losses (gains) on securities available for sale included in net income, net of tax of $1	—	—	—	—	2	2

Change in unrealized gains (losses) on securities, net of tax	—	—	—	—	221	221
Change in pension and postretirement liability, net of tax of $22	—	—	—	—	31	31
Foreign currency translation adjustment	—	—	—	—	3	3

Total comprehensive income	—	—	—	1,734	255	1,989

Common stock issued:
In purchase acquisitions (1)	9,083	46	365	—	—	411
In connection with stock option exercises and other employee benefits, net of cancellations	2,397	12	52	—	—	64
Redemption of common stock	(7,000)	(35)	(219)	—	—	(254)
Cash dividends declared on common stock, $1.80 per share	—	—	—	(986)	—	(986)
Cumulative effect of adoption of FIN 48	—	—	—	(119)	—	(119)
Cumulative effect of adoption of FSP FAS 13-2	—	—	—	(306)	—	(306)
Excess tax benefit from equity-based awards	—	—	18	—		18
Equity-based compensation expense	—	—	70	—	—	70

Balance, December 31, 2007	545,955	$2,730	$3,087	$6,919	$(104)	$12,632

(1)	Additional paid-in capital includes the value of replacement stock options issued.

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2007, 2006 and 2005

(Dollars in millions)

	2007	2006	2005
Cash Flows From Operating Activities:
Net income	$1,734	$1,528	$1,654
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	448	240	217
Depreciation	179	188	191
Amortization of intangibles	104	104	112
Equity-based compensation	70	58	—
Discount accretion and premium amortization on long-term debt, net	121	126	115
Loss on sales of securities, net	3	73	—
Gain on disposals of premises and equipment, net	(2)	(31)	(5)
Net decrease (increase) in trading account securities	1,138	(1,434)	(372)
Net (increase) decrease in loans held for sale	(383)	7	(7)
Increase in other assets, net	(1,505)	(539)	(614)
(Decrease) increase in accounts payable and other liabilities, net	(873)	503	305
(Increase) decrease in segregated cash due from banks	(55)	(68)	37
Excess tax benefit from equity-based awards	—	—	16
Other, net	72	12	59

Net cash provided by operating activities	1,051	767	1,708

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	2,500	2,730	1,334
Proceeds from maturities, calls and paydowns of securities available for sale	5,604	1,670	3,311
Purchases of securities available for sale	(8,987)	(5,076)	(5,818)
Originations and purchases of loans and leases, net of principal collected	(6,286)	(6,550)	(7,348)
Net cash (paid) acquired in business combinations	(141)	38	(124)
Proceeds from disposals of premises and equipment	17	84	31
Purchases of premises and equipment	(256)	(250)	(198)
Proceeds from sales of foreclosed property or other real estate held for sale	87	85	82
Other, net	—	(18)	(12)

Net cash used in investing activities	(7,462)	(7,287)	(8,742)

Cash Flows From Financing Activities:
Net increase in deposits	4,824	4,475	6,588
Net increase (decrease) in federal funds purchased, securities sold under repurchase
agreements and short-term borrowed funds	1,004	1,286	(126)
Proceeds from issuance of long-term debt	5,831	3,176	2,593
Repayment of long-term debt	(3,709)	(798)	(921)
Net proceeds from common stock issued	64	91	80
Redemption of common stock	(254)	(936)	(486)
Cash dividends paid on common stock	(962)	(863)	(801)
Excess tax benefit from equity-based awards	18	4	—

Net cash provided by financing activities	6,816	6,435	6,927

Net Increase (Decrease) in Cash and Cash Equivalents	405	(85)	(107)
Cash and Cash Equivalents at Beginning of Year	2,712	2,797	2,904

Cash and Cash Equivalents at End of Year	$3,117	$2,712	$2,797

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$3,978	$3,069	$1,911
Income taxes	2,233	791	780
Noncash investing and financing activities:
Transfer of loans to foreclosed property	179	85	58
Transfer of fixed assets to other real estate owned	16	8	11
Securitization of mortgage loans	—	51	210
Transfer of loans held for sale to loans held for investment	264	—	—
Common stock issued in business combinations	411	757	50

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

NOTE 1.    Summary of Significant Accounting Policies

General

BB&T Corporation (“BB&T”, the “Company” or “Parent Company”) is a financial holding company organized under the laws of North Carolina. BB&T conducts operations through its principal bank subsidiary, Branch Banking and Trust Company (“Branch Bank”) and its nonbank subsidiaries.

The accounting and reporting policies of BB&T Corporation and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The following is a summary of BB&T’s more significant accounting policies.

Nature of Operations

BB&T is a financial holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its operations primarily through Branch Bank, which has branches in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Tennessee, Kentucky, Florida, Alabama, Indiana and Washington, D.C. Branch Bank provides a wide range of banking services to individuals and businesses, and offers a variety of loans to businesses and consumers. Such loans are made primarily to individuals residing in the market areas described above or to businesses located within BB&T’s geographic footprint. Branch Bank also markets a wide range of deposit services to individuals and businesses. Branch Bank offers, either directly, or through its subsidiaries, lease financing to businesses and municipal governments; factoring; discount brokerage services, annuities and mutual funds; life insurance, property and casualty insurance, health insurance and commercial general liability insurance on an agency basis and through a wholesale insurance brokerage operation; insurance premium financing; permanent financing arrangements for commercial real estate; loan servicing for third-party investors; direct consumer finance loans to individuals; and trust services. The direct nonbank subsidiaries of BB&T provide a variety of financial services including automobile lending, equipment financing, full-service securities brokerage, payroll processing, asset management and capital markets services.

Principles of Consolidation

The consolidated financial statements of BB&T include the accounts of BB&T Corporation and those subsidiaries that are majority owned by BB&T and over which BB&T exercises control. In consolidation, all significant intercompany accounts and transactions are eliminated. The results of operations of companies acquired are included only from the dates of acquisition. All material wholly owned and majority owned subsidiaries are consolidated unless accounting principles generally accepted in the United States of America require otherwise.

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities

At date of purchase, BB&T classifies marketable investment securities as held to maturity, available for sale or trading. Interest income and dividends on securities are recognized in interest income on an accrual basis. Premiums and discounts on debt securities are amortized as an adjustment to interest income using the interest method.

Debt securities acquired with both the intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost.

Debt securities, which may be sold to meet liquidity needs arising from unanticipated deposit and loan fluctuations, changes in regulatory capital requirements, or unforeseen changes in market conditions, are classified as available for sale. Equity securities classified as available for sale are primarily stock issued by the Federal Home Loan Bank of Atlanta and are carried at cost, which approximates fair value. All other securities available for sale are reported at estimated fair value, with unrealized gains and losses reported as accumulated other comprehensive income or loss, net of deferred income taxes, in the shareholders’ equity section of the Consolidated Balance Sheets. Gains or losses realized from the sale of securities available for sale are determined by specific identification and are included in noninterest income.

BB&T evaluates each held to maturity and available-for-sale security in a loss position for other-than-temporary impairment. In its evaluation BB&T considers such factors as the length of time and the extent to which the market value has been below cost, the financial condition of the issuer, and BB&T’s ability and intent to hold the security to an expected recovery in market value. Unrealized losses for other-than-temporary impairment on debt and equity securities are recognized in current period earnings.

Trading account securities, which include both debt and equity securities, are reported at fair value. Unrealized market value adjustments, fees, and realized gains or losses from trading account activities (determined by specific identification) are included in noninterest income. Interest income on trading account securities is included in interest and dividends from securities.

Loans Held for Sale

Loans held for sale, which are primarily mortgage loans, are reported at the lower of cost or market value on an aggregate loan portfolio basis. Gains or losses realized on the sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of the loans sold including any deferred origination fees and costs, adjusted for any servicing asset or liability retained. Gains and losses on sales of mortgage loans are included in mortgage banking income.

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Nonperforming Assets

Nonperforming assets include loans and leases on which interest is not being accrued and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of customers’ loan defaults. BB&T’s policies related to when loans are placed on nonaccrual status conform to guidelines prescribed by bank regulatory authorities. Commercial loans and leases are placed on nonaccrual status when concern exists that principal or interest is not fully collectible, or generally when principal or interest becomes 90 days past due, whichever occurs first. Consumer loans and mortgage loans are placed on nonaccrual status at varying intervals, based on the type of product, when principal and interest becomes between 90 days and 180 days past due. Specialized lending loans are placed on nonaccrual status generally when principal and interest becomes 90 days past due. Certain loans past due 90 days or more may remain on accrual status if management determines that it does not have concern over the collectibility of principal and interest. Generally, when loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance as long as concern exists as to the ultimate collection of the principal. Loans and leases are removed from nonaccrual status when they become current as to both principal and interest and concern no longer exists as to the collectibility of principal and interest.

Assets acquired as a result of foreclosure are carried at the lower of cost or net realizable value. Net realizable value equals fair value less estimated selling costs. Cost is determined based on the sum of unpaid principal, accrued but unpaid interest if not required to be reversed and acquisition costs associated with the loan. Any excess of cost over net realizable value at the time of foreclosure is charged to the allowance for loan and lease losses. Generally, such properties are valued periodically and if the carrying value is greater than the net realizable value, a valuation reserve is established. Routine maintenance costs, declines in market value and net losses on disposal are included in other noninterest expense.

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements generally have maturities ranging from 1 day to 36 months. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the borrowing. The terms of repurchase agreements may require BB&T to provide additional collateral if the fair value of the securities underlying the borrowings declines during the term of the agreement.

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Financial Instruments

A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. These instruments include interest rate swaps, caps, floors, collars, financial forwards and futures contracts, swaptions, when-issued securities, foreign exchange contracts and options written and purchased. BB&T uses derivatives primarily to manage economic risk related to securities, business loans, mortgage servicing rights and mortgage banking operations, Federal funds purchased, other time deposits, long-term debt and institutional certificates of deposit. BB&T also uses derivatives to facilitate transactions on behalf of its clients. The fair value of derivatives in a gain or loss position is included in other assets or liabilities, respectively, on the Consolidated Balance Sheets.

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

Derivatives used to manage economic risk not designated as hedges primarily represent economic risk management instruments of mortgage servicing rights and mortgage banking operations, with gains or losses included in mortgage banking income. In connection with its mortgage banking activities, BB&T enters into loan commitments to fund residential mortgage loans at specified rates and for specified periods of time. To the extent that BB&T’s interest rate lock commitments relate to loans that will be held for sale upon funding, they are also accounted for as derivatives, with gains or losses included in mortgage banking income. Gains and losses on other derivatives used to manage economic risk are primarily associated with client derivative activity and included in other income.

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets

Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as purchases. BB&T allocates goodwill to the business that receives significant benefits from the acquisition. In accordance with provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized over an estimated useful life, but rather is tested at least annually for impairment. BB&T performs its impairment testing in the fourth quarter of each year and more frequently if circumstances exist that indicate a possible reduction in the fair value of the business below its carrying value. BB&T measures impairment using the present value of estimated future cash flows. The analysis is based upon available information regarding expected future cash flows and discount rates. Discount rates are based upon the cost of capital specific to the industry in which the reporting unit operates. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, a second analysis is performed to measure the fair value of all assets and liabilities. If, based on the second analysis, it is determined that the fair value of the assets and liabilities of the reporting unit is less than the carrying value, BB&T would recognize impairment for the excess of carrying value over fair value.

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table presents BB&T’s net income, basic earnings per share and diluted earnings per share as reported, and pro forma net income and pro forma earnings per share for years ended prior to January 1, 2006, assuming compensation cost for BB&T’s stock option plans had been determined based on the fair value at the grant dates for awards under those plans granted after December 31, 1994, consistent with the method prescribed by SFAS No. 123. BB&T’s equity-based awards generally contain a provision that accelerates vesting of awards for holders who retire and have met all retirement eligibility requirements. Prior to the adoption of SFAS No. 123(R), BB&T reported the expense in the pro forma disclosure based on the vesting cycle in the grant agreement and reported an acceleration of the expense for the unrecognized compensation cost in the period that the accelerated vesting occurred. BB&T will continue to account for awards granted prior to the adoption of SFAS No. 123(R) in this manner, with the exception that the unrecognized compensation cost on the date of adoption will be recognized as personnel expense in future periods. For awards granted after January 1, 2006, BB&T has recognized compensation expense based on retirement eligibility dates for all equity-based compensation awards. Therefore, the information presented in the following table is not comparable to the amounts recognized by BB&T during 2006 and 2007.

For the Year Ended December 31, 2005
(Dollars in millions, except per share data)
Net income:
Net income as reported	$1,654
Add: Equity-based compensation expense included in reported net income, net of tax	—
Deduct: total equity-based employee compensation expense determined under fair value based method for all awards, net of tax	(18)

Pro forma net income	$1,636

Basic EPS:
As reported	$3.02
Pro forma	2.99
Diluted EPS:
As reported	3.00
Pro forma	2.97

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Accounting Principles and Effects of New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 13-2 “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (“FSP FAS 13-2”), which amends SFAS No. 13, “Accounting for Leases.” FSP FAS 13-2 requires an entity to recalculate the allocation of income for a leveraged lease transaction from the inception of the lease if, during the lease term, the projected timing of the income tax cash flows generated by the transaction is revised, even if the total amount of income tax cash flows is not affected. BB&T adopted FSP FAS 13-2 effective January 1, 2007. Upon adoption, BB&T recorded a charge to retained earnings of $306 million as a cumulative effect of a change in accounting principle. This charge to retained earnings only pertains to the timing of income recognition and will be recognized as a component of net income over the remaining lives of the respective leases.

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109 “Accounting for Income Taxes.” FIN 48 provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 also requires additional disclosures related to an entity’s accounting for uncertain tax positions. BB&T adopted FIN 48 effective January 1, 2007. Upon adoption, BB&T recorded a charge to retained earnings of $119 million as a cumulative effect of a change in accounting principle. Additional disclosures required by FIN 48 are included in Note 13 to the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the principal or most advantageous market available to the entity in an orderly transaction between market participants on the measurement date. SFAS No. 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. SFAS No. 157 does not expand the use of fair value to any new circumstances. BB&T adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 was not material to the consolidated financial statements.

In September 2006, the FASB reached a consensus on Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-4”). In March 2007, the FASB reached a consensus on EITF Issue 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-10”). Both of these standards require a company to recognize an obligation over an employee’s service period based upon the substantive agreement with an employee such as the promise to maintain a life insurance policy or provide a death benefit. BB&T adopted the provisions of these standards effective January 1, 2008. The adoption of these standards was not material to the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value, on an instrument-by-instrument basis. Once a company has elected to record eligible items at fair value, the decision is irrevocable. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. BB&T adopted SFAS No. 159 effective January 1, 2008, and elected the fair value option for certain loans held for sale originated after January 1, 2008. The adoption of SFAS No. 159 was not material to the consolidated financial statements.

In November 2007, the SEC Staff issued Staff Accounting Bulletin No. 109 (“SAB No. 109”) “Written Loan Commitments Recorded at Fair Value through Earnings”, which supersedes the guidance previously issued in SAB No. 105 “Application of Accounting Principles to Loan Commitments” (“SAB No. 105”). SAB No. 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB No. 109 affect only the timing of mortgage banking income recognition and are effective for loan commitments entered into after January 1, 2008. The adoption of the provisions of SAB No. 109 was not material to BB&T’s consolidated results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS No. 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for BB&T for business combinations entered into after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” (“SFAS No. 160”). SFAS No. 160 requires that a noncontrolling interest in a subsidiary be accounted for as equity in the consolidated statement of financial position and that net income include the amounts for both the parent and the noncontrolling interest, with a separate amount presented in the income statement for the noncontrolling interest share of net income. SFAS No. 160 also expands the disclosure requirements and provides guidance on how to account for changes in the ownership interest of a subsidiary. SFAS No. 160 is effective prospectively for BB&T on January 1, 2009, except for the presentation and disclosure provisions which will be applied retrospectively for all periods presented.

NOTE 2.    Business Combinations

Financial Institution Acquisitions

On May 1, 2007, BB&T completed the acquisition of Coastal Financial Corporation (“Coastal”), a $1.7 billion bank holding company headquartered in Myrtle Beach, South Carolina. In conjunction with this transaction, BB&T issued approximately 8.8 million shares of common stock and 574 thousand stock options valued in the aggregate at $400 million. Including subsequent adjustments, BB&T recorded $246 million in goodwill and $47 million in amortizing intangibles, which are primarily core deposit intangibles.

On August 1, 2006, BB&T completed the acquisition of First Citizens Bancorp (“First Citizens”), a $700 million bank holding company headquartered in Cleveland, Tennessee. In conjunction with this transaction, BB&T issued approximately 2.9 million shares of common stock and 38 thousand stock options valued in the aggregate at $122 million and paid $20 million in cash. Including subsequent adjustments, BB&T recorded $94 million in goodwill and $14 million in amortizing intangibles, which are primarily core deposit intangibles.

On June 1, 2006, BB&T completed the acquisition of Main Street Banks Inc. (“Main Street”), a $2.3 billion bank holding company headquartered in Atlanta, Georgia. In conjunction with this transaction, BB&T issued approximately 14.3 million shares of common stock and 636 thousand stock options valued in the aggregate at $621 million. Including subsequent adjustments, BB&T recorded $426 million in goodwill and $43 million in amortizing intangibles, which are primarily core deposit intangibles.

Insurance and Other NonBank Acquisitions

On January 2, 2007, BB&T completed the acquisition of AFCO Credit Corporation and its Canadian affiliate, CAFO, Inc (collectively, “AFCO”). In conjunction with this transaction, BB&T recorded $10 million in goodwill and $51 million in amortizing intangibles, which are primarily related to broker relationships.

During 2007, BB&T also acquired four insurance agencies and one commercial real estate finance company. In conjunction with these transactions, BB&T recorded approximately $73 million in goodwill and $40 million of

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

identifiable intangibles. BB&T also divested one insurance agency during 2007. During 2006, BB&T acquired one insurance agency and two nonbank financial services companies. Including subsequent adjustments, approximately $27 million in goodwill and $14 million of identifiable intangibles were recorded in connection with these transactions. During 2005, BB&T acquired five insurance businesses and four nonbank financial services companies, including the acquisition of a 70% ownership interest in Sterling Capital Management LLC, an investment management services company based in Charlotte, North Carolina. Including subsequent adjustments, approximately $115 million in goodwill and $85 million of identifiable intangible assets were recorded in connection with these transactions.

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

Merger-Related and Restructuring Activities

BB&T has incurred certain merger-related and restructuring expenses, primarily in connection with business combinations. Merger-related and restructuring expenses or credits include severance and personnel-related costs or credits, which typically occur in corporate support and data processing functions, occupancy and equipment charges or credits, which relate to costs or gains associated with lease terminations, obsolete equipment write-offs, and the sale of duplicate facilities and equipment, and other merger-related and restructuring charges or credits, which include expenses necessary to convert and combine the acquired branches and operations of merged companies, direct media advertising related to the acquisitions, asset and supply inventory write-offs, litigation accruals, and other similar charges. Merger-related and restructuring charges or (gains) during 2007, 2006 and 2005 were $21 million, $18 million and $(11 million), respectively.

At December 31, 2007 and 2006, there were $16 million and $18 million, respectively, of merger-related and restructuring accruals. In general, a major portion of accrued costs are utilized in conjunction with or immediately following the systems conversion, when most of the duplicate positions are eliminated and the terminated employees begin to receive severance. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger and restructuring accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at December 31, 2007 are expected to be utilized during 2008, unless they relate to specific contracts that expire in later years.

NOTE 3.    Securities

The amortized cost and approximate fair values of securities available for sale were as follows:

	December 31, 2007
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(Dollars in millions)
Securities available for sale:
U.S. Treasury securities	$72	$1	$—	$73
U.S. government-sponsored entity securities	9,720	49	35	9,734
Mortgage-backed securities	8,218	58	55	8,221
States and political subdivisions	1,423	20	51	1,392
Equity and other securities	3,031	15	47	2,999

Total securities available for sale	$22,464	$143	$188	$22,419

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2006
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(Dollars in millions)
Securities available for sale:
U.S. Treasury securities	$84	$—	$1	$83
U.S. government-sponsored entity securities	9,324	2	290	9,036
Mortgage-backed securities	8,418	27	148	8,297
States and political subdivisions	563	9	1	571
Equity and other securities	2,723	26	15	2,734

Total securities available for sale	$21,112	$64	$455	$20,721

Accumulated other comprehensive income at December 31, 2007 and 2006 included $28 million and $249 million, respectively, of net after-tax unrealized losses relating to securities available for sale.

At December 31, 2007 and 2006, securities with carrying value of approximately $13.9 billion and $12.6 billion were pledged to secure municipal deposits, securities sold under agreements to repurchase, other borrowings, and for other purposes as required or permitted by law.

BB&T had certain investments in marketable debt securities and mortgage-backed securities issued by Fannie Mae and Freddie Mac that exceeded ten percent of shareholders’ equity at December 31, 2007. Those investments each had total amortized cost and market values of $4.3 billion and $4.3 billion, respectively, at December 31, 2007. Trading securities totaling $1.0 billion at December 31, 2007 and $2.1 billion at December 31, 2006 are excluded from the accompanying tables.

Equity securities include investments in stock issued by the FHLB of Atlanta. At December 31, 2007 and 2006, BB&T held $365 million and $379 million, respectively, of investments in FHLB stock.

Proceeds from sales of securities available for sale during 2007, 2006 and 2005 were $2.5 billion, $2.7 billion and $1.3 billion, respectively. Gross gains of $22 million, $2 million and $13 million and gross losses of $25 million, $75 million and $13 million were realized on those sales in 2007, 2006 and 2005, respectively.

The amortized cost and estimated fair value of the debt securities portfolio at December 31, 2007, by contractual maturity, are shown in the accompanying table. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted average contractual maturities of underlying collateral.

	December 31, 2007
	Available for Sale
	Amortized Cost	Fair Value
	(Dollars in millions)
Debt Securities:
Due in one year or less	$1,020	$1,018
Due after one year through five years	5,476	5,481
Due after five years through ten years	4,627	4,632
Due after ten years	10,597	10,546

Total debt securities	21,720	21,677
Total equity securities	744	742

Total securities	$22,464	$22,419

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables reflect the gross unrealized losses and fair value of BB&T’s investments at December 31, 2007 and 2006, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Securities:
U.S. government-sponsored entity securities	$1,537	$16	$3,701	$19	$5,238	$35
Mortgage-backed securities	3,236	39	797	16	4,033	55
States and political subdivisions	354	51	1	—	355	51
Equity and other securities	1,523	46	85	1	1,608	47

Total temporarily impaired securities	$6,650	$152	$4,584	$36	$11,234	$188

	December 31, 2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Securities:
U.S. Treasury securities	$9	$—	$42	$1	$51	$1
U.S. government-sponsored entity securities	475	3	8,324	287	8,799	290
Mortgage-backed securities	1,153	5	5,241	143	6,394	148
States and political subdivisions	1	—	39	1	40	1
Equity and other securities	651	2	601	13	1,252	15

Total temporarily impaired securities	$2,289	$10	$14,247	$445	$16,536	$455

On December 31, 2007, BB&T held certain investment securities having continuous unrealized loss positions for more than 12 months. As of December 31, 2007, the unrealized losses on these securities totaled $36 million. Substantially all of these investments were in U.S. government-sponsored entity securities and mortgage-backed securities, which primarily consist of securities issued by the Federal Farm Credit Bureau, the Federal Home Loan Bank System, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These agencies are rated AAA and the unrealized losses are the result of increases in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers. At December 31, 2007, BB&T had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Accordingly, BB&T has not recognized any other-than-temporary impairment in connection with these securities during 2007.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4.    Loans and Leases

	December 31,
	2007	2006
	(Dollars in millions)
Loans and leases, net of unearned income:
Commercial loans	$43,685	$39,580
Leveraged leases	1,185	1,720

Total commercial loans and leases	44,870	41,300

Sales finance	6,021	5,683
Revolving credit	1,618	1,414
Direct retail	15,691	15,312

Total consumer loans	23,330	22,409

Residential mortgage loans	17,467	15,596

Specialized lending
Loans	4,774	3,077
Leases	466	529

Total specialized lending	5,240	3,606

Total loans held for sale	779	680

Total loans and leases (1)	$91,686	$83,591

(1)	Unearned income totaled $2.3 billion and $2.5 billion at December 31, 2007 and December 31, 2006, respectively.

	December 31,
	2007	2006
	(Dollars in millions)
Rentals receivable (net of principal and interest on nonrecourse debt and head lease obligation)	$3,365	$3,747
Unearned income	(2,180)	(2,027)

Investment in leveraged leases, net of unearned income	1,185	1,720
Deferred taxes arising from leveraged leases (1)	(45)	(1,182)

Net investment in leveraged leases	$1,140	$538

(1)	Refer to Note 13 regarding decline in deferred taxes arising from leveraged leases.

BB&T had $64.9 billion in loans secured by real estate at December 31, 2007. However, these loans were not concentrated in any specific market or geographic area other than Branch Bank’s primary markets. Certain loans have been pledged as collateral for all outstanding Federal Home Loan Bank advances at December 31, 2007 and 2006.

The following table sets forth certain information regarding BB&T’s impaired loans:

	December 31,
	2007	2006
	(Dollars in millions)
Total recorded investment—impaired loans	$209	$49

Total recorded investment with no related valuation allowance	47	25
Total recorded investment with related valuation allowance	162	24
Allowance for loan and lease losses assigned to impaired loans	(33)	(2)

Net carrying value—impaired loans	$176	$47

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Average impaired loans for the years ended December 31, 2007, 2006, and 2005 were $137 million, $59 million and $54 million, respectively. The amount of interest that has been recognized as income on impaired loans for any of the last three years has not been significant.

NOTE 5.    Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments

An analysis of the allowance for credit losses for each of the past three years is presented in the following table:

	For the Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)
Beginning Balance	$888	$830	$828
Allowance for acquired (sold) loans, net	17	34	(1)
Provision for credit losses	448	240	217
Loans and leases charged-off	(405)	(277)	(277)
Recoveries of previous charge-offs	67	61	63

Net loans and leases charged-off	(338)	(216)	(214)

Ending Balance	$1,015	$888	$830

The allowance for credit losses consists of the allowance for loan and lease losses, which is presented on the Consolidated Balance Sheets, and the reserve for unfunded lending commitments, which is included in other liabilities on the Consolidated Balance Sheets. At December 31, 2007, 2006 and 2005, the allowance for loan and lease losses totaled $1.0 billion, $888 million and $825 million, respectively. The reserve for unfunded lending commitments totaled $11 million and $5 million at December 31, 2007 and 2005, respectively.

	For the Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)
Nonaccrual loans and leases	$502	$260	$229
Foreclosed real estate	143	54	48
Other foreclosed property	51	35	23

Total foreclosed property	194	89	71

Total nonperforming assets	$696	$349	$300

Loans 90 days or more past due and still accruing	$223	$102	$103

The gross additional interest income that would have been earned if the loans and leases classified as nonaccrual had performed in accordance with the original terms was approximately $30 million, $20 million and $15 million in 2007, 2006 and 2005, respectively.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6.    Premises and Equipment

A summary of premises and equipment is presented in the accompanying table:

	December 31,
	2007	2006
	(Dollars in millions)
Land and land improvements	$416	$373
Buildings and building improvements	989	937
Furniture and equipment	951	907
Leasehold improvements	328	279
Construction in progress	71	52
Capitalized leases on premises and equipment	3	3

Total	2,758	2,551
Less—accumulated depreciation and amortization	(1,229)	(1,141)

Net premises and equipment	$1,529	$1,410

Useful lives for premises and equipment are as follows: buildings and building improvements—40 years; furniture and equipment—5 to 10 years; leasehold improvements—estimated useful life or lease term, including certain renewals which were deemed probable at lease inception, whichever is less; and capitalized leases on premises and equipment—estimated useful life or remaining term of tenant lease, whichever is less. Certain properties are pledged to secure mortgage indebtedness totaling $2 million at December 31, 2007 and 2006.

BB&T has noncancelable leases covering certain premises and equipment. Many of the leases have one or more renewal options, generally for periods of two to five years. Total rent expense applicable to operating leases was $159 million, $146 million and $151 million for 2007, 2006 and 2005, respectively. Rental income from owned properties and subleases was $8 million, $9 million and $9 million for 2007, 2006 and 2005, respectively. Future minimum lease payments for operating leases for years subsequent to 2007 are $126 million, $115 million, $105 million, $92 million, and $76 million for the next five years. The payments for 2013 and later years total $488 million.

NOTE 7.    Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill attributable to each of BB&T’s operating segments for the years ended December 31, 2007 and 2006 are as follows:

	Goodwill Activity by Operating Segment
	Banking Network	Residential Mortgage Banking	Sales Finance	Specialized Lending	Insurance Services	Financial Services	All Other	Total
	(Dollars in millions)
Balance, January 1, 2006	$3,391	$7	$—	$32	$640	$160	$26	$4,256
Acquired goodwill, net	490	—	—	13	31	4	—	538
Contingent consideration	—	—	—	1	22	7	—	30
Other adjustments	(3)	—	—	6	(3)	3	—	3
Reclassification of goodwill	(93)	—	93	—	—	—	—	—

Balance December 31, 2006	3,785	7	93	52	690	174	26	4,827

Acquired goodwill, net	246	—	—	47	37	—	—	330
Contingent consideration	—	—	—	1	22	18	—	41
Divestiture	—	—	—	—	(8)	—	—	(8)
Other adjustments	4	—	—	—	—	—	—	4

Balance, December 31, 2007	$4,035	$7	$93	$100	$741	$192	$26	$5,194

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2006, management made a change to BB&T’s segment reporting resulting in a reallocation of $93 million of goodwill from the Banking Network segment to the Sales Finance segment.

The following table presents the gross carrying amounts and accumulated amortization for BB&T’s identifiable intangible assets subject to amortization at the dates presented:

	Identifiable Intangible Assets
	As of December 31, 2007			As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Identifiable intangible assets
Core deposit intangibles	$457	$(284)	$173	$413	$(235)	$178
Other (1)	566	(250)	316	471	(195)	276

Totals	$1,023	$(534)	$489	$884	$(430)	$454

(1)	Other identifiable intangibles are primarily customer relationship intangibles.

During the years ended December 31, 2007, 2006 and 2005, BB&T incurred $104 million, $104 million and $112 million, respectively, in pretax amortization expenses associated with core deposit intangibles and other intangible assets. At December 31, 2007, the weighted-average remaining life of core deposit intangibles and other identifiable intangibles was 11.3 years and 11.7 years, respectively.

Estimated amortization expense of identifiable intangible assets for each of the next five years total $93 million (2008), $77 million (2009), $65 million (2010), $54 million (2011) and $43 million (2012).

NOTE 8.    Loan Servicing

BB&T has two classes of mortgage servicing rights for which it separately manages the economic risks: residential and commercial. Commercial mortgage servicing rights are recorded as other assets on the Consolidated Balance Sheets at lower of cost or market and amortized in proportion to and over the estimated period that net servicing income is expected to be received based on projections of the amount and timing of estimated future net cash flows. As of January 1, 2006, residential mortgage servicing rights are recorded on the Consolidated Balance Sheets at fair value with changes in fair value recorded as a component of mortgage banking income in the Consolidated Statements of Income for each period. Prior to January 1, 2006, residential mortgage servicing rights were recorded at lower of cost or market and amortized over the estimated period that servicing income is expected to be received based on projections of the amount and timing of estimated future cash flows. BB&T uses various derivative instruments to mitigate the income statement effect of changes in fair value, due to changes in valuation inputs and assumptions, of its residential mortgage servicing rights. The following is an analysis of the activity in BB&T’s residential mortgage servicing rights for the years ended December 31, 2007 and 2006 based on the fair value method of accounting:

	Residential Mortgage Servicing Rights For the Years Ended December 31,
	2007	2006
	(Dollars in millions)
Carrying value, January 1,	$484	$431
Additions	134	94
Purchases	4	18
Increase (decrease) in fair value:
Due to changes in valuation inputs or assumptions	(60)	21
Other changes (1)	(90)	(80)

Carrying value, December 31,	$472	$484

(1)	Represents the realization of expected net servicing cash flows, expected borrower payments and the passage of time.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is an analysis of the activity in BB&T’s residential mortgage servicing rights and the related valuation allowance for the year ended December 31, 2005 based on the lower of cost or market method of accounting:

Residential Mortgage Servicing Rights For the Year Ended December 31, 2005
(Dollars in millions)
Balance, January 1,	$326
Amount capitalized	102
Acquired in purchase acquisitions	1
Amortization expense	(84)
Other than temporary impairment	(1)
Change in valuation allowance	87

Balance, December 31,	$431

Valuation Allowance for Residential Mortgage Servicing Rights For the Year Ended December 31, 2005
(Dollars in millions)
Balance, January 1,	$108
Provision for impairment	61
Other than temporary impairment	(1)
Provision recapture and other reductions	(147)

Balance, December 31,	$21

The unpaid principal balances of BB&T’s total residential mortgage servicing portfolio were $51.0 billion, $45.2 billion and $41.1 billion at December 31, 2007, 2006 and 2005, respectively. The unpaid principal balances of residential mortgage loans serviced for others consist primarily of agency conforming fixed-rate mortgage loans and totaled $32.1 billion, $28.2 billion and $25.8 billion at December 31, 2007, 2006 and 2005, respectively. Mortgage loans serviced for others are not included in loans on the accompanying Consolidated Balance Sheets. BB&T recognized servicing fees of $114 million, $102 million and $96 million during 2007, 2006 and 2005, respectively, as a component of mortgage banking income.

During 2007, 2006 and 2005, BB&T sold residential mortgage loans with unpaid principal balances of $7.5 billion, $5.3 billion and $4.8 billion, respectively, and recognized pretax gains of $12 million, $19 million and $34 million, respectively, which were recorded in noninterest income as a component of mortgage banking income. BB&T retained the related mortgage servicing rights and receives servicing fees. At December 31, 2007 and 2006, the approximate weighted average servicing fee was .36% and .35%, respectively, of the outstanding balance of the residential mortgage loans. The weighted average coupon interest rate on the portfolio of mortgage loans serviced for others was 6.01% and 5.92% at December 31, 2007 and 2006, respectively.

At December 31, 2007, BB&T had $170 million of residential mortgage loans sold with limited recourse liability. In the event of nonperformance by the borrower, BB&T has maximum recourse exposure of approximately $55 million on these mortgage loans.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BB&T uses assumptions and estimates in determining the fair value of capitalized mortgage servicing rights. These assumptions include prepayment speeds, net charge-off experience and discount rates commensurate with the risks involved and comparable to assumptions used by market participants to value and bid servicing rights available for sale in the market. At December 31, 2007, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the accompanying table.

	Residential Mortgage Servicing Rights December 31, 2007
	(Dollars in millions)
Fair Value of Residential Mortgage Servicing Rights	$472

Composition of Residential Loans Serviced for Others:
Fixed-rate mortgage loans	96.7%
Adjustable-rate mortgage loans	3.3
Total	100.0%

Weighted Average Life	6.1	yrs

Prepayment Speed	16.3%
Effect on fair value of a 10% increase	$(24)
Effect on fair value of a 20% increase	(46)

Expected Credit Losses	.01%
Effect on fair value of a 10% or 20% increase	$—

Weighted Average Discount Rate	9.6%
Effect on fair value of a 10% increase	$(15)
Effect on fair value of a 20% increase	(29)

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

The Company also has securitized residential mortgage loans and retained the resulting securities available for sale. As of December 31, 2007 the fair value of the securities available for sale still owned by BB&T was $665 million and the remaining unpaid principal balance of the underlying loans totaled $669 million. Based on the performance of the underlying loans and general liquidity of the securities, the Company’s recovery of the cost basis in the securities has not been significantly impacted by changes in interest rates, prepayment speeds or credit losses.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table includes a summary of residential mortgage loans managed or securitized and related delinquencies and net charge-offs.

	Years Ended December 31,
	2007	2006
	(Dollars in millions)
Mortgage Loans Managed or Securitized (1)	$19,029	$17,218
Less: Loans Securitized and Transferred to
Securities Available for Sale	669	747
Less: Loans Held for Sale	723	661
Less: Mortgage Loans Sold with Recourse	170	214

Mortgage Loans Held for Investment	$17,467	$15,596

Mortgage Loans on Nonaccrual Status	$119	$53
Mortgage Loans 90 Days Past Due and Still Accruing Interest	85	37
Mortgage Loan Net Charge-offs	10	6

(1)	Balances exclude loans serviced for others, with no other continuing involvement.

BB&T also arranges and services commercial real estate mortgages through Grandbridge Real Estate Capital, LLC (“Grandbridge”) the commercial mortgage banking subsidiary of Branch Bank. During the years ended December 31, 2007, 2006 and 2005, Grandbridge originated $3.0 billion, $2.9 billion and $2.0 billion, respectively, of commercial real estate mortgages, all of which were arranged for third party investors and serviced by Grandbridge. As of December 31, 2007, 2006 and 2005, Grandbridge’s portfolio of commercial real estate mortgages serviced for others totaled $20.8 billion, $9.2 billion and $8.1 billion, respectively. Commercial real estate mortgage loans serviced for others are not included in loans on the accompanying Consolidated Balance Sheets. At December 31, 2007, Grandbridge had $2.1 billion in loans serviced for others that were covered by loss sharing agreements. Grandbridge’s maximum recourse exposure associated with these loans is approximately $576 million. Mortgage servicing rights related to commercial mortgage loans totaled $88 million, $28 million and $20 million at December 31, 2007, 2006 and 2005, respectively.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9.	Federal Funds Purchased, Securities Sold Under Agreements to Repurchase and Short-Term Borrowed Funds

Federal funds purchased, securities sold under agreements to repurchase and short-term borrowed funds are summarized as follows:

	December 31,
	2007	2006
	(Dollars in millions)
Federal funds purchased	$1,190	$2,002
Securities sold under agreements to repurchase	2,530	2,090
Master notes	1,797	1,447
U.S. Treasury tax and loan deposit notes payable	1,809	1,943
Other short-term borrowed funds	3,308	605

Total	$10,634	$8,087

Federal funds purchased represent unsecured borrowings from other banks and generally mature daily. Securities sold under agreements to repurchase are borrowings collateralized primarily by securities of the U.S. government or its agencies. U.S. Treasury tax and loan deposit notes payable are payable to the U.S. Treasury upon demand or for periods of less than one month. Master notes are unsecured, non-negotiable obligations of BB&T Corporation (variable rate commercial paper) that mature in less than one year. Other short-term borrowed funds consist primarily of unsecured bank notes that mature in less than one year and bank obligations with a maturity of seven days that are collateralized by municipal securities.

A summary of selected data related to Federal funds purchased, securities sold under agreements to repurchase and short-term borrowed funds follows:

	As of / For the Year Ended December 31,
	2007	2006	2005
	(Dollars in millions)
Maximum outstanding at any month-end during the year	$11,663	$8,782	$9,452
Balance outstanding at end of year	10,634	8,087	6,562
Average outstanding during the year	9,325	7,006	7,386
Average interest rate during the year	4.39%	4.30%	3.04%
Average interest rate at end of year	3.64	4.67	3.85

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10.    Long-Term Debt

Long-term debt is summarized as follows:

	December 31,
	2007	2006
	(Dollars in millions)
Parent Company
7.25% Subordinated Notes Due 2007	$—	$250
6.50% Subordinated Notes Due 2011 (1,3)	648	647
4.75% Subordinated Notes Due 2012 (1,3)	496	496
5.20% Subordinated Notes Due 2015 (1,3)	997	997
4.90% Subordinated Notes Due 2017 (1,3)	365	362
5.25% Subordinated Notes Due 2019 (1,3)	600	600

Branch Bank
Floating Rate Secured Borrowings Due 2007 (5)	—	1,500
Fixed Rate Secured Borrowings Due 2010 (6)	4,000	—
Floating Rate Senior Notes Due 2007	—	1,250
Floating Rate Senior Notes Due 2008	500	500
Floating Rate Senior Notes Due 2009	500	500
Floating Subordinated Notes Due 2016 (1)	350	350
Floating Subordinated Notes Due 2017 (1)	300	—
4.875% Subordinated Notes Due 2013 (1,3)	249	249
5.625% Subordinated Notes Due 2016 (1, 3)	399	399

Federal Home Loan Bank Advances to Branch Bank (4)
Varying maturities to 2027	7,210	6,564

Junior Subordinated Debt to Unconsolidated Trusts (2)
5.85% BB&T Capital Trust I Securities Due 2035 (3)	514	514
6.75% BB&T Capital Trust II Securities Due 2036	598	598
6.82% BB&T Capital Trust IV Securities Due 2077 (7)	600	—
Other Securities (8)	183	168

Other Long-Term Debt	37	5

Hedging (Gains) Losses	147	(45)

Total Long-Term Debt	$18,693	$15,904

(1)	Subordinated notes that qualify under the risk-based capital guidelines as Tier 2 supplementary capital,
subject	to certain limitations.
(2)	Securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(3)	These fixed rate notes were swapped to floating rates based on LIBOR. At December 31, 2007, the effective
rates	paid on these borrowings ranged from 5.08% to 5.66%.
(4)	At December 31, 2007, the weighted average cost of these advances was 5.29% and the weighted average
maturity	was 8.9 years.
(5)	This borrowing was secured primarily by automobile loans and had a variable rate based on LIBOR.
(6)	This borrowing is secured by automobile and mortgage loans. The fixed rate was swapped to a
floating	rate based on LIBOR.
(7)	These securities are fixed rate through June 12, 2037 and then switch to a floating rate based on LIBOR.
(8)	These securities were issued by companies acquired by BB&T. At December 31, 2007, the effective rate
paid	on these borrowings ranged from 7.09% to 10.07%. These securities have varying maturities through 2035.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Excluding the capitalized leases set forth in Note 6, future debt maturities total $1.0 billion, $523 million, $4.3 billion, $1.2 billion and $519 million for the next five years. The maturities for 2013 and later years total $11.1 billion.

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

In June 2007, BB&T Capital Trust IV (“BBTCT IV”) issued $600 million of Fixed to Floating rate Capital Securities, with a fixed interest rate of 6.82% through June 11, 2037. BBTCT IV, a statutory business trust created under the laws of the State of Delaware, was formed by BB&T for the sole purpose of issuing the Capital Securities and investing the proceeds thereof in Junior Subordinated Debentures issued by BB&T. BB&T has made guarantees which, taken collectively, fully, irrevocably, and unconditionally guarantee, on a subordinated basis, all of BBTCT IV’s obligations under the Trust and Capital Securities. BBTCT IV’s sole asset is the Junior Subordinated Debentures issued by BB&T which have a scheduled maturity on June 12, 2057 and a final repayment date on June 12, 2077. BB&T is required to use all commercially reasonable efforts, subject to certain market disruption events, to sell adequate qualifying capital securities to permit repayment of the debentures in full on the scheduled maturity date. The Junior Subordinated Debentures are subject to early redemption (i) in whole or in part at any time at the option of BB&T pursuant to the optional redemption provisions of such security, or (ii) in whole, but not in part, under certain prescribed limited circumstances. The Capital Securities of BBTCT IV are subject to mandatory redemption in whole or in part, upon repayment of the Junior Subordinated Debentures at maturity or their earlier redemption.

In July 1997, Mason-Dixon Capital Trust (“MDCT”) issued $20 million of 10.07% Preferred Securities. MDCT, a statutory business trust created under the laws of the State of Delaware, was formed by Mason-Dixon Bancshares, Inc., (“Mason-Dixon”) for the sole purpose of issuing the Preferred Securities and investing the proceeds thereof in 10.07% Junior Subordinated Debentures issued by Mason-Dixon. Mason Dixon, which merged into BB&T on July 14, 1999, entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of MDCT’s obligations under the Preferred Securities. MDCT’s sole asset is the Junior Subordinated Debentures issued by Mason-Dixon and assumed by BB&T, which mature June 15, 2027, but are subject to early mandatory redemption in whole under certain limited circumstances and are callable in whole or in part anytime after June 15, 2007. The Preferred Securities of MDCT,

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are subject to mandatory redemption in whole on June 15, 2027, or such earlier date in the event the Junior Subordinated Debentures are redeemed by BB&T pursuant to one of the prescribed limited circumstances or pursuant to the call provisions.

In November 1997, MainStreet Capital Trust I (“MSCT I”) issued $50 million of 8.90% Trust Securities. MSCT I, a statutory business trust created under the laws of the State of Delaware, was formed by MainStreet Financial Corporation, (“MainStreet”) for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in 8.90% Junior Subordinated Debentures issued by MainStreet. MainStreet, which merged into BB&T on March 5, 1999, entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of MSCT I’s obligations under the Trust Securities. MSCT I’s sole asset is the Junior Subordinated Debentures issued by MainStreet and assumed by BB&T, which mature December 1, 2027, but are subject to early mandatory redemption in whole under certain limited circumstances and are callable in whole or in part anytime after December 1, 2007. The Trust Securities of MSCT I are subject to mandatory redemption in whole on December 1, 2027, or such earlier date in the event the Junior Subordinated Debentures are redeemed by BB&T pursuant to one of the prescribed limited circumstances or pursuant to the call provisions. One Valley Bancorp, Inc., which merged into BB&T Corporation on July 6, 2000 and a subsidiary of Mason-Dixon Bancshares, Inc, which merged into BB&T on July 14, 1999, each owned $2 million of the Trust Securities issued by MSCT I.

In November 1997, Premier Capital Trust I (“PCT I”) issued $29 million of 9.00% Preferred Securities. PCT I, a statutory business trust created under the laws of the State of Delaware, was formed by Premier Bancshares, Inc., (“Premier”) for the purpose of issuing the Preferred Securities and investing the proceeds thereof in 9.00% Junior Subordinated Debentures issued by Premier. Premier, which merged into BB&T on January 13, 2000, entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of PCT I’s obligations under the Preferred Securities. PCT I’s sole asset is the Junior Subordinated Debentures issued by Premier and assumed by BB&T, which mature December 31, 2027, but are subject to early mandatory redemption in whole under certain limited circumstances and are callable in whole or in part anytime after December 31, 2007. The Preferred Securities of PCT I, are subject to mandatory redemption in whole on December 31, 2027, or such earlier date in the event the Junior Subordinated Debentures are redeemed by BB&T pursuant to one of the prescribed limited circumstances or pursuant to the call provisions.

In November 2002, Main Street Banks Statutory Trust I (“MSBT I”) issued $5 million of floating rate Capital Securities. MSBT I, a statutory business trust created under the laws of the State of Connecticut, was formed by Main Street Banks, Inc., (“MSBK”) for the purpose of issuing the Capital Securities and investing the proceeds thereof in floating rate Junior Subordinated Debentures issued by MSBK. MSBK, which merged into BB&T on June 1, 2006, entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of MSBT I’s obligations under the Capital Securities. MSBT I’s sole asset is the Junior Subordinated Debentures issued by MSBK and assumed by BB&T, which mature November 15, 2032, but are subject to early mandatory redemption in whole under certain limited circumstances and are callable in whole or in part anytime after November 15, 2007. The Capital Securities of MSBT I, are subject to mandatory redemption in whole on November 15, 2032, or such earlier date in the event the Junior Subordinated Debentures are redeemed by BB&T pursuant to one of the prescribed limited circumstances or pursuant to the call provisions.

In May 2003, Main Street Banks Statutory Trust II (“MSBT II”) issued $45 million of floating rate Capital Securities. MSBT II, a statutory business trust created under the laws of the State of Connecticut, was formed by MSBK for the purpose of issuing the Capital Securities and investing the proceeds thereof in floating rate Junior Subordinated Debentures issued by MSBK. MSBK, which merged into BB&T on June 1, 2006, entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of MSBT II’s obligations under the Capital Securities. MSBT II’s sole asset is the Junior Subordinated Debentures issued by MSBK and assumed by BB&T, which mature June 30, 2033, but are subject to early mandatory redemption in whole under certain limited circumstances and are callable in whole or in part anytime

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

after June 30, 2008. The Capital Securities of MSBT II, are subject to mandatory redemption in whole on June 30, 2033, or such earlier date in the event the Junior Subordinated Debentures are redeemed by BB&T pursuant to one of the prescribed limited circumstances or pursuant to the call provisions.

In July 2003, Coastal Financial Capital Trust I (“Coastal I”) issued $15 million of floating rate Capital Securities. Coastal I, a statutory business trust created under the laws of the State of Delaware, was formed by Coastal for the purpose of issuing the Capital Securities and investing the proceeds thereof in floating rate Junior Subordinated Debentures issued by Coastal. Coastal, which merged into BB&T on May 1, 2007, entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of Coastal I’s obligations under the Capital Securities. Coastal I’s sole asset is the Junior Subordinated Debentures issued by Coastal and assumed by BB&T, which mature July 3, 2033, but are subject to early mandatory redemption in whole under certain limited circumstances and are callable in whole or in part anytime after July 3, 2008. The Capital Securities of Coastal I, are subject to mandatory redemption in whole on July 3, 2033, or such earlier date in the event the Junior Subordinated Debentures are redeemed by BB&T pursuant to one of the prescribed limited circumstances or pursuant to the call provisions.

In December 2003, First Citizens Bancorp Statutory Trust I (“FCBT I”) issued $10 million of floating rate Capital Securities. FCBT I, a statutory business trust created under the laws of the State of Connecticut, was formed by First Citizens Bancorp, (“FCB”) for the purpose of issuing the Capital Securities and investing the proceeds thereof in floating rate Junior Subordinated Debentures issued by FCB. FCB, which merged into BB&T on August 1, 2006, entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of FCBT I’s obligations under the Capital Securities. FCBT I’s sole asset is the Junior Subordinated Debentures issued by FCB and assumed by BB&T, which mature December 17, 2033, but are subject to early mandatory redemption in whole under certain limited circumstances and are callable in whole or in part anytime after December 17, 2008. The Capital Securities of FCBT I, are subject to mandatory redemption in whole on December 17, 2033, or such earlier date in the event the Junior Subordinated Debentures are redeemed by BB&T pursuant to one of the prescribed limited circumstances or pursuant to the call provisions.

In June 2005, First Citizens Bancorp Statutory Trust II (“FCBT II”) issued $7 million of floating rate Capital Securities. FCBT II, a statutory business trust created under the laws of the State of Delaware, was formed by FCB for the purpose of issuing the Capital Securities and investing the proceeds thereof in floating rate Junior Subordinated Debentures issued by FCB. FCB, which merged into BB&T on August 1, 2006, entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of FCBT II’s obligations under the Capital Securities. FCBT II’s sole asset is the Junior Subordinated Debentures issued by FCB and assumed by BB&T, which mature June 15, 2035, but are subject to early mandatory redemption in whole under certain limited circumstances and are callable in whole or in part anytime after June 15, 2010. The Capital Securities of FCBT II, are subject to mandatory redemption in whole on June 15, 2035, or such earlier date in the event the Junior Subordinated Debentures are redeemed by BB&T pursuant to one of the prescribed limited circumstances or pursuant to the call provisions.

NOTE 11.    Shareholders’ Equity

The authorized capital stock of BB&T consists of one billion shares of common stock, $5 par value, and five million shares of preferred stock, $5 par value. At December 31, 2007, 546 million shares of common stock and no shares of preferred stock were issued and outstanding.

Equity-Based Plans

At December 31, 2007, BB&T had options, restricted shares and restricted share units outstanding from the following equity-based compensation plans: the 2004 Stock Incentive Plan (“2004 Plan”), the 1995 Omnibus Stock

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Incentive Plan (“Omnibus Plan”), the Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”), and plans assumed from acquired entities, which are described below. All plans generally allow for accelerated vesting of awards for holders who retire and have met all retirement eligibility requirements and in connection with certain other events. BB&T’s shareholders have approved all equity-based compensation plans with the exception of plans assumed from acquired companies. BB&T changed its practices regarding equity-based awards in 2006 and began issuing a combination of restricted share units and nonqualified stock options in connection with its incentive plans. Formerly, the Company had issued substantially all of its equity-based awards in the form of stock options. As of December 31, 2007, the 2004 Plan is the only plan that has shares available for future grants.

BB&T’s 2004 Plan is intended to assist the Corporation in recruiting and retaining employees, directors and independent contractors and to associate the interests of eligible participants with those of BB&T and its shareholders. At December 31, 2007, there were 11.2 million non-qualified and qualified stock options at prices ranging from $8.11 to $50.71 and 4.0 million restricted shares and restricted share units outstanding under the 2004 Plan. The options outstanding under the 2004 Plan generally vest ratably over five years and have a ten-year term. The restricted shares and restricted share units generally vest five years from the date of grant. At December 31, 2007, there were 18.8 million shares available for future grants under the 2004 Plan.

BB&T’s Omnibus Plan was intended to allow BB&T to recruit and retain employees with ability and initiative and to align the employees’ interests with those of BB&T and its shareholders. At December 31, 2007, 6.0 million qualified stock options at prices ranging from $11.66 to $48.01 and 20.1 million non-qualified stock options at prices ranging from $11.36 to $53.10 were outstanding. The stock options generally vest over 3 to 5 years and have a 10-year term.

The Directors’ Plan was intended to provide incentives to non-employee directors to remain on the Board of Directors and share in the profitability of BB&T. In 2005, the Directors’ Plan was amended and no future grants will be awarded in connection with this Plan. At December 31, 2007, options to purchase 430 thousand shares of common stock at prices ranging from $20.74 to $31.80 were outstanding pursuant to the Directors’ Plan.

BB&T also has equity-based plans outstanding as the result of assuming the plans of acquired companies. At December 31, 2007, there were 245 thousand stock options outstanding in connection with these plans, with option prices ranging from $22.62 to $29.54.

BB&T measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants awarded in 2007, 2006 and 2005, respectively:

	For the Years Ended December 31,
	2007		2006		2005
Assumptions:
Risk-free interest rate	4.7%		4.6%		4.1%
Dividend yield	4.0		3.8		3.5
Volatility factor	14.0		16.0		20.0
Expected life	6.9	yrs	6.5	yrs	6.5	yrs
Fair value of options per share	$5.34		$5.58		$6.52

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

BB&T recorded $70 million and $58 million in equity-based compensation in 2007 and 2006, respectively. In connection with this compensation expense, BB&T recorded an income tax benefit of $27 million and $22 million in 2007 and 2006, respectively. The amount of equity-based compensation recorded in 2005 was not material. The total intrinsic value of options exercised or restricted share units vested during 2007, 2006 and 2005 was $37 million, $46 million and $53 million, respectively. The total grant date fair value of equity-based awards that vested during 2007 was $37 million. As of December 31, 2007, there was $109 million of unrecognized compensation costs related to BB&T’s equity-based awards that is expected to be recognized over a weighted-average life of 3.2 years.

The following table details the activity during 2007 related to stock options awarded by BB&T:

	For the Year Ended December 31, 2007
	Options	Wtd. Avg. Exercise Price
Outstanding at beginning of period	35,680,477	$35.30
Issued in purchase transactions	573,506	23.06
Granted	4,803,759	44.11
Exercised	(2,396,440)	28.29
Forfeited or expired	(618,560)	38.61

Outstanding at end of period	38,042,742	$36.61

Exercisable at end of period	22,893,116	$34.44

The following tables summarize information about BB&T’s stock option awards as of December 31, 2007:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding 12/31/07	Weighted- Average Remaining Contractual Life (yrs)	Weighted- Average Exercise Price	Number Exercisable 12/31/07	Weighted- Average Remaining Contractual Life (yrs)	Weighted- Average Exercise Price
$ 8.11	to	$10.00	22,213	2.8	$8.57	22,213	2.8	$8.57
10.01	to	15.00	160,903	2.3	12.35	160,903	2.3	12.35
15.01	to	25.00	2,342,797	2.2	23.44	2,342,797	2.2	23.44
25.01	to	35.00	6,454,818	4.2	31.84	5,526,483	4.1	31.69
35.01	to	45.00	28,982,502	6.5	38.86	14,761,211	5.2	37.42
45.01	to	53.10	79,509	1.4	49.21	79,509	1.4	49.21

			38,042,742	5.8	$36.61	22,893,116	4.6	$34.44

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Options Expected to Vest
Range of Exercise Prices	Number Outstanding 12/31/07	Weighted- Average Remaining Contractual Life (yrs)	Weighted- Average Exercise Price
$ 8.11 to $10.00	22,213	2.8	$8.57
10.01 to 15.00	160,903	2.3	12.35
15.01 to 25.00	2,342,797	2.2	23.44
25.01 to 35.00	6,446,084	4.2	31.83
35.01 to 45.00	26,203,435	6.4	38.70
45.01 to 53.10	79,509	1.4	49.21

	35,254,941	5.7	$36.31

The aggregate intrinsic value of options outstanding, options exercisable and options expected to vest at December 31, 2007 was $22 million each.

The following table details the activity during 2007 related to restricted shares and restricted share units awarded by BB&T:

	For the Year Ended December 31, 2007
	Shares/Units	Wtd. Avg. Grant Date Fair Value
Nonvested at beginning of period	2,430,052	$32.15
Granted	1,884,783	34.49
Vested	(108,142)	32.79
Forfeited	(212,252)	32.86

Nonvested at end of period	3,994,441	$33.20

At December 31, 2007, BB&T’s restricted shares and restricted share units had a weighted-average life of 3.6 years. At December 31, 2007, management estimates that 3.4 million restricted shares and restricted share units will vest over a weighted-average life of 3.6 years.

Share Repurchase Activity

During the years ended December 31, 2007, 2006 and 2005, BB&T repurchased 7 million, 22 million, and 12 million shares of common stock, respectively. At December 31, 2007, BB&T was authorized to repurchase an additional 44 million shares under the June 27, 2006, Board of Directors’ authorization.

NOTE 12.    Accumulated Other Comprehensive Income (Loss)

The balances in accumulated other comprehensive loss as of December 31, 2007 and 2006 are shown in the following tables:

	As of December 31, 2007
	Before-Tax Amount	Tax Benefit	After-Tax Amount
	(Dollars in millions)
Unrealized net losses on securities available for sale	$(45)	$(17)	$(28)
Unrecognized net pension and postretirement costs	(127)	(48)	(79)
Foreign currency translation adjustment	3	—	3

Total	$(169)	$(65)	$(104)

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2006
	Before-Tax Amount	Tax Benefit	After-Tax Amount
	(Dollars in millions)
Unrealized net losses on securities available for sale	$(391)	$(142)	$(249)
Unrecognized net pension and postretirement costs	(180)	(70)	(110)

Total	$(571)	$(212)	$(359)

Note 13.    Income Taxes

The provision for income taxes comprised the following:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)
Current expense:
Federal	$765	$668	$637
State	54	42	41
Foreign	25	115	109

Total current expense	844	825	787
Deferred expense (benefit):
Federal	(5)	115	32
State	(3)	5	(6)

Total deferred expense (benefit)	(8)	120	26

Provision for income taxes	$836	$945	$813

The foreign income tax expense is related to income generated on assets controlled by a foreign subsidiary of Branch Bank.

The reasons for the difference between the provision for income taxes and the amount computed by applying the statutory Federal income tax rate to income before income taxes were as follows:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)
Federal income taxes at statutory rate of 35%	$900	$866	$863
Increase (decrease) in provision for income taxes as a result of:
Addition to federal tax reserves principally related to leveraged lease transactions	19	141	21
State income taxes, net of Federal tax benefit	33	31	22
Tax exempt income	(73)	(62)	(61)
Other, net	(43)	(31)	(32)

Provision for income taxes	$836	$945	$813

Effective income tax rate	32.5%	38.2%	33.0%

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that gave rise to significant portions of the net deferred tax assets (liabilities) included in other liabilities on the “Consolidated Balance Sheets” were:

	December 31,
	2007	2006
	(Dollars in millions)
Deferred tax assets:
Allowance for loan and lease losses	$375	$335
Unrealized loss on securities available for sale	17	142
Postretirement plans	48	70
Equity-based compensation	48	10
Other	106	74

Total deferred tax assets	594	631

Deferred tax liabilities:
Lease financing	(86)	(1,228)
Prepaid pension plan expense	(144)	(71)
Loan fees & expenses	(138)	(70)
Identifiable intangible assets	(110)	(113)
Loan servicing rights	(101)	(135)
Unamortized FHLB loan prepayment fees	(127)	(174)
Other	(105)	(68)

Total deferred tax liabilities	(811)	(1,859)

Net deferred tax liabilities	$(217)	$(1,228)

On a periodic basis, BB&T evaluates its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate. This evaluation takes into consideration the status of current taxing authorities’ examinations of BB&T’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment in relation to tax-advantaged transactions. Detailed below is a reconciliation of BB&T’s unrecognized tax benefits for the year ended December 31, 2007. The amounts presented in the reconciliation are gross of any related tax benefits.

Unrecognized Tax Benefits
(Dollars in millions)
Balance January 1, 2007	$1,257
Current activity:
Additions based on tax positions related to current year	14
Additions for tax positions of prior years	5
Reductions for tax positions of prior years	(1,018)
Settlements	(39)

Balance December 31, 2007	$219

As of January 1, 2007 and December 31, 2007, BB&T had recorded $181 million and $168 million respectively of unrecognized federal and state tax benefits, which would have reduced the effective tax rate if recognized. In addition, the Company had $209 million and $30 million in liabilities for tax-related interest and penalties recorded on its Consolidated Balance Sheets at January 1, 2007 and December 31, 2007 respectively. Total interest, net of the federal benefit, recognized in the 2007 Consolidated Statement of Income was $12 million. BB&T classifies interest and penalties related to income taxes as a component of the provision for income taxes in the Consolidated Statements of Income.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Internal Revenue Service (“IRS”) disallowed certain deductions taken by BB&T on leveraged lease transactions during 1997-2002. In 2004, BB&T filed a lawsuit against the IRS to pursue a refund of amounts assessed by the IRS related to a leveraged lease transaction entered into during 1997. On January 4, 2007, the United States Middle District Court of North Carolina issued a summary judgment in favor of the IRS related to BB&T’s lawsuit. Based on a review of the summary judgment by BB&T’s counsel, BB&T filed a notice of appeal with the United States Appeals Court for the Fourth Circuit, based in Richmond, Virginia. BB&T paid $1.2 billion to the IRS during the first quarter of 2007, including $284 million in pre-tax interest that had been previously accrued. This payment represented the total tax and interest due on these transactions for all open years. The tax paid relates to differences in the timing of income recognition and deductions for income tax purposes for which deferred taxes had been previously provided. Management has consulted with outside counsel and continues to believe that BB&T’s treatment of its leveraged lease transactions was appropriate and in compliance with the tax laws and regulations applicable to the years examined and is pursuing legal remedies related to this issue.

Also, during the first quarter of 2007, BB&T paid $48 million ($32 million, net of federal benefit), including tax of $39 million and interest and penalties of $9 million in conjunction with an agreement with a state taxing authority. The agreement covered tax years through 2005 and also established the future filing methodology for that state taxing authority. These amounts were previously accrued.

The IRS has completed its federal tax examinations of BB&T through 2005. BB&T plans to appeal the IRS’ assertion of penalties related to its leveraged lease transactions and proposed deficiencies related to certain executive compensation deductions. Other than an adjustment to the timing of certain deductions related to mortgage servicing rights for which deferred taxes have previously been provided, no significant adjustments have been proposed. In addition, the IRS is currently examining a deconsolidated subsidiary of BB&T that claimed significant foreign tax credits during tax years 2002-2007. While the IRS has not yet proposed any adjustments to the foreign tax credits claimed by this subsidiary, it is reasonably possible that such adjustments may be proposed within the next 12 months. An estimate of the range of the reasonably possible change in the total amount of unrecognized tax benefits related to this position cannot currently be made. Various years remain subject to examination by state taxing authorities.

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

The following table summarizes expenses (income) relating to employee retirement plans:

	For the Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)
Defined benefit plans	$32	$50	$43
Defined contribution and ESOP plans	72	67	59
Postretirement benefit plans	—	(1)	(3)
Other	12	20	11

Total expense related to retirement benefit plans	$116	$136	$110

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following are the significant actuarial assumptions that were used to determine net periodic pension costs:

	December 31,
	2007	2006
Actuarial Assumptions
Weighted average assumed discount rate	6.00%	5.75%
Weighted average expected long-term rate of return on plan assets	8.00	8.00
Assumed rate of annual compensation increases	4.50	4.00

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

Financial data relative to the defined benefit pension plans is summarized in the following tables for the years indicated. The qualified pension plan prepaid asset is recorded on the Consolidated Balance Sheets as a component of other assets and the nonqualified pension plans accrued liability is recorded on the Consolidated Balance Sheets as a component of other liabilities. The data is calculated using an actuarial measurement date of December 31.

	For the Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)
Net Periodic Pension Cost
Service cost	$74	$65	$58
Interest cost	74	65	58
Estimated return on plan assets	(120)	(92)	(80)
Net amortization and other	4	12	7

Net periodic pension cost	32	50	43

Pre-Tax Amounts Recognized in Comprehensive Income
Net actuarial (gain) loss	(54)	—	—
Amortization of prior service cost	4	—	—
Amortization of net (gain) loss	(8)	—	—
Net (income) cost for minimum pension liability	—	(4)	4

Net amount recognized in comprehensive income	(58)	(4)	4

Total net periodic pension (income) costs recognized in comprehensive income	$(26)	$46	$47

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following are the significant actuarial assumptions that were used to determine benefit obligations:

	December 31,
	2007	2006
Actuarial Assumptions
Weighted average assumed discount rate	6.60%	6.00%
Assumed rate of annual compensation increases	4.50	4.50

	Qualified Pension Plan		Nonqualified Pension Plans
	Years Ended December 31,		Years Ended December 31,
	2007	2006	2007	2006
	(Dollars in millions)
Change in Projected Benefit Obligation
Projected benefit obligation, January 1,	$1,117	$1,009	$127	$112
Service cost	69	61	5	4
Interest cost	66	58	8	7
Actuarial (gain) loss	(92)	26	(3)	8
Benefits paid	(40)	(37)	(5)	(5)
Adjustments for plans of acquired entities	—	—	—	1

Projected benefit obligation, December 31,	$1,120	$1,117	$132	$127

	Qualified Pension Plan		Nonqualified Pension Plans
	Years Ended December 31,		Years Ended December 31,
	2007	2006	2007	2006
	(Dollars in millions)
Change in Plan Assets
Fair value of plan assets, January 1,	$1,448	$1,030	$—	$—
Actual return on plan assets	79	141	—	—
Employer contributions	249	314	5	5
Benefits paid	(40)	(37)	(5)	(5)

Fair value of plan assets, December 31,	1,736	1,448	—	—

Funded status at end of year	$616	$331	$(132)	$(127)

	Qualified Pension Plan		Nonqualified Pension Plans
	Years Ended December 31,		Years Ended December 31,
	2007	2006	2007	2006
	(Dollars in millions)
Pre-Tax Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Prior service credit (cost)	$9	$13	$—	$—
Net actuarial (loss) gain	(142)	(198)	(26)	(32)

Net amount recognized	$(133)	$(185)	$(26)	$(32)

The expected amortization of unrecognized prior service credit and unrecognized net losses for the qualified plan and nonqualified plans that are expected to be amortized from accumulated other comprehensive income (loss) into net periodic pension cost during 2008 are not material.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accumulated benefit obligation for the qualified plans totaled $948 million and $930 million at December 31, 2007 and 2006, respectively. For the nonqualified plans, the accumulated benefit obligation totaled $106 million and $100 million at December 31, 2007 and 2006, respectively.

Employer contributions to the qualified pension plan are in amounts between the minimum required for funding standard accounts and the maximum amount deductible for federal income tax purposes. Management is not required to make a contribution to the qualified pension plan during 2008; however, management may make additional contributions in 2008 if determined appropriate. For the nonqualified plans the employer contributions are based on benefit payments. The following table reflects the estimated benefit payments reflecting expected future service for the next five years and for the years 2013 through 2017.

	Qualified Pension Plan	Nonqualified Pension Plans
	(Dollars in millions)
Estimated Benefit Payments
2008	$40	$6
2009	43	6
2010	47	7
2011	51	8
2012	57	9
2013-2017	387	54

BB&T’s primary total return objective is to achieve returns that, over the long term, will fund retirement liabilities and provide for the desired plan benefits in a manner that satisfies the fiduciary requirements of the Employee Retirement Income Security Act. The plan assets have a long-term, indefinite time horizon that runs concurrent with the average life expectancy of the participants. As such, the Plan can assume a time horizon that extends well beyond a full market cycle, and can assume an above-average level of risk, as measured by the standard deviation of annual return. It is expected, however, that both professional investment management and sufficient portfolio diversification will smooth volatility and help to generate a reasonable consistency of return. The investments are broadly diversified among economic sector, industry, quality and size in order to reduce risk and to produce incremental return. Within approved guidelines and restrictions, investment managers have wide discretion over the timing and selection of individual investments.

BB&T periodically reviews its asset allocation and investment policy and during 2006 made changes to its target asset allocation. BB&T has established guidelines within each asset category to ensure the appropriate balance of risk and reward. The current target asset allocations for the plan assets include a range of 35% to 45% for U.S. equity securities, 7% to 13% for international equity securities, 20% to 30% for fixed income securities, and 10% to 30% for alternative investments, which include real estate, hedge funds, private equities and commodities, with any remainder to be held in cash equivalents. The allocation of plan assets for the defined benefit pension plans, by asset category as of December 31, 2007 and 2006 is detailed in the table below. As of December 31, 2006, the plan assets were still in the process of being rebalanced to align with the recently approved investment policy.

	December 31,
Allocation of Plan Assets	2007	2006
U.S. equity securities	43%	54%
International equity securities	13	10
Fixed income securities	31	32
Alternative investments	9	—
Cash equivalents	4	4

Total	100%	100%

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The plan assets included 1.033 million shares valued at $32 million and 995 thousand shares valued at $44 million of BB&T common stock at December 31, 2007 and 2006, respectively.

Postretirement Benefits Other than Pension

BB&T provides certain postretirement benefits. These benefits provide covered employees a subsidy for purchasing health care and life insurance. During 2004, BB&T changed its postretirement benefit to eliminate the subsidy for those employees retiring after December 31, 2004. BB&T also reduced the subsidy paid to employees who retired on or before December 31, 2004, were age 55 years or older, and had at least ten years of service. For those employees, the subsidy is based upon years of service of the employee at the time of retirement. The effect of the change in subsidy has been accounted for as a plan amendment and reduced the projected benefit obligation by $96 million, which is being amortized as a reduction of benefit costs over approximately 17 years. At December 31, 2007 and 2006, the projected benefit obligation was $41 million and $44 million, respectively. There are no plan assets assigned to the plan. Employer contributions to the plan are based on benefit payments. The estimated benefit payments for other postretirement benefits are $6 million, $5 million, $5 million, $5 million and $4 million for the next five years and $15 million for the years 2013 through 2017.

Defined Contribution Plans

BB&T offers a 401(k) Savings Plan and other defined contribution plans that permit employees to contribute from 1% to 50% of their cash compensation. For full-time employees who are 21 years of age or older with one year or more of service, BB&T makes matching contributions of up to 6% of the employee’s compensation. BB&T’s contribution to the 401(k) Savings Plan and nonqualified defined contribution plans totaled $70 million, $65 million and $57 million for the years ended December 31, 2007, 2006 and 2005, respectively. BB&T also offers defined contribution plans to certain employees of subsidiaries who do not participate in the 401(k) Savings Plan.

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

	Contract or Notional Amount at December 31,
	2007	2006
	(Dollars in millions)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend, originate or purchase credit	$34,295	$32,978
Standby letters of credit and financial guarantees written	3,367	3,185
Commercial letters of credit	41	37
Financial instruments whose notional or contract amounts exceed the amount of credit risk:
Derivative financial instruments	47,197	23,097
Commitments to fund low income housing investments	444	183
Residential mortgage loans sold with recourse	170	214
All other loans sold with recourse	2,140	—

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

Standby letters of credit and financial guarantees written are unconditional commitments issued by BB&T to guarantee the performance of a customer to a third party. As of December 31, 2007, BB&T had issued $3.4 billion in such guarantees. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper issuance, bond financing and similar transactions. The credit risk involved in the issuance of these guarantees is essentially the same as that involved in extending loans to clients and as such, the instruments are collateralized when necessary.

Commercial letters of credit are short-term commitments issued primarily to facilitate trade finance activities for clients and are generally collateralized by the goods being shipped to the client.

In the ordinary course of business, BB&T indemnifies its officers and directors to the fullest extent permitted by law against liabilities arising from pending litigation. BB&T also issues standard representation and warranties in underwriting agreements, merger and acquisition agreements, loan sales, brokerage activities and other similar arrangements. Counterparties in many of these indemnifications provide similar indemnifications to BB&T. Although these agreements often do not specify limitations, BB&T does not believe that any payments related to these guarantees would materially change the financial condition or results of operations of BB&T.

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

BB&T invests in certain affordable housing and historic building rehabilitation projects throughout its market area as a means of supporting local communities, and receives tax credits related to these investments. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. Branch Bank typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. BB&T’s outstanding commitments to fund affordable housing investments totaled $444 million and $183 million at December 31, 2007 and 2006, respectively.

BB&T has sold certain mortgage-related loans that contain recourse provisions. These provisions generally require BB&T to reimburse the investor for a share of any loss that is incurred after the disposal of the property. At December 31, 2007 and 2006, BB&T had $2.3 billion and $214 million, respectively, of loans sold with recourse. The majority of the loans were acquired by BB&T during 2007 in connection with an acquisition. Neither BB&T nor the predecessor has incurred any losses related to these recourse provisions.

BB&T has investments and future funding commitments to certain venture capital funds. As of December 31, 2007, BB&T had investments of $99 million, net of minority interest, related to these ventures and future funding commitments of $213 million. BB&T’s risk exposure relating to such commitments is generally limited to the amount of investments and future funding commitments made.

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

NOTE 16.    Regulatory Requirements and Other Restrictions

Branch Bank is required by the Board of Governors of the Federal Reserve System to maintain reserve balances in the form of vault cash or deposits with the Federal Reserve Bank based on specified percentages of certain deposit types, subject to various adjustments. At December 31, 2007, the net reserve requirement amounted to $589 million.

Branch Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both BB&T and Branch Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums, and to remain “well-capitalized” under the prompt corrective action regulations. BB&T does not expect that any of these laws, regulations or policies will materially affect the ability of Branch Bank to pay dividends. At December 31, 2007, subject to restrictions imposed by state law, the Board of Directors of Branch Bank could have declared dividends from its retained earnings up to $3.4 billion; however, to remain well-capitalized under federal guidelines, Branch Bank would have limited total additional dividends to $1.0 billion.

BB&T is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on BB&T’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of BB&T’s assets, liabilities and certain off-balance-sheet items calculated pursuant to regulatory directives. BB&T’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. BB&T is in full compliance with these requirements. Banking regulations also identify five capital categories for insured depository institutions: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2007 and 2006, BB&T and Branch Bank were classified as “well capitalized”.

Quantitative measures established by regulation to ensure capital adequacy require BB&T to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average tangible assets (leverage ratio).

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides summary information regarding regulatory capital for BB&T and Branch Bank as of December 31, 2007 and 2006:

	December 31, 2007			December 31, 2006
	Actual Capital		Minimum Capital Requirement	Actual Capital		Minimum Capital Requirement
	Ratio	Amount		Ratio	Amount
	(Dollars in millions)
Tier 1 Capital
BB&T	9.1%	$9,085	$4,002	9.0%	$8,226	$3,639
Branch Bank	8.8	8,469	3,866	9.2	8,075	3,505

Total Capital
BB&T	14.2	14,233	8,004	14.3	13,016	7,279
Branch Bank	11.1	10,707	7,732	11.3	9,872	7,010

Leverage Capital
BB&T	7.2	9,085	5,021	7.2	8,226	4,560
Branch Bank	7.0	8,469	3,636	7.3	8,075	3,310

As an approved seller/servicer, Branch Bank is required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, Government National Mortgage Association, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. At December 31, 2007 and 2006, Branch Bank’s equity was above all required levels.

At December 31, 2007 and 2006, BB&T’s broker/dealer subsidiaries had segregated cash deposits totaling $208 million and $153 million, respectively. These deposits relate to monies held for the exclusive benefit of clients.

NOTE 17.    Parent Company Financial Statements

Parent Company

Condensed Balance Sheets

December 31, 2007 and 2006

	2007	2006
	(Dollars in millions)
Assets
Cash and due from banks	$37	$45
Interest-bearing bank balances	—	2,086
Securities available for sale at fair value	133	34
Investment in banking subsidiaries	13,710	12,655
Investment in other subsidiaries	1,432	1,397

Total investments in subsidiaries	15,142	14,052

Advances to / receivables from banking subsidiaries	2,386	54
Advances to / receivables from other subsidiaries	1,967	1,734
Premises and equipment	4	5
Other assets	211	214

Total assets	$19,880	$18,224

Liabilities and Shareholders’ Equity
Short-term borrowed funds	$1,797	$1,447
Dividends payable	251	228
Accounts payable and other liabilities	84	212
Long-term debt	3,172	3,285
Long-term debt due to subsidiaries	1,944	1,307

Total liabilities	7,248	6,479

Total shareholders’ equity	12,632	11,745

Total liabilities and shareholders’ equity	$19,880	$18,224

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Parent Company

Condensed Income Statements

For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Dollars in millions)
Income
Dividends from banking subsidiaries	$1,184	$1,755	$1,380
Dividends from other subsidiaries	30	5	18
Interest and other income from subsidiaries	180	140	79
Other income (loss)	8	2	4

Total income	1,402	1,902	1,481

Expenses
Interest expense	352	301	183
Other expenses	30	27	29

Total expenses	382	328	212

Income before income taxes and equity in undistributed earnings of subsidiaries	1,020	1,574	1,269
Income tax benefit	65	63	38

Income before equity in undistributed earnings of subsidiaries	1,085	1,637	1,307
Equity in undistributed earnings of subsidiaries in excess of (less than) dividends from subsidiaries	649	(109)	347

Net income	$1,734	$1,528	$1,654

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Parent Company

Condensed Statements of Cash Flows

For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Dollars in millions)
Cash Flows From Operating Activities:
Net income	$1,734	$1,528	$1,654
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries (in excess of) less than dividends from subsidiaries	(649)	109	(347)
Amortization of intangibles	3	2	2
Discount accretion and premium amortization	3	4	2
Loss on sales of securities	—	—	(4)
(Increase) decrease in other assets	(3)	(9)	28
(Decrease) increase in accounts payable and accrued liabilities	(39)	29	22
Other, net	2	2	—

Net cash provided by operating activities	1,051	1,665	1,357

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	32	14	7
Purchases of securities available for sale	(136)	(15)	—
Investment in subsidiaries	(101)	(61)	(25)
Advances to subsidiaries	(3,984)	(1,033)	(519)
Proceeds from repayment of advances to subsidiaries	1,491	307	393
Net cash acquired (paid) in purchase accounting transactions	5	(15)	(93)

Net cash used in investing activities	(2,693)	(803)	(237)

Cash Flows From Financing Activities:
Net increase in long-term debt	350	599	416
Net increase in short-term borrowed funds	350	391	146
Net decrease in advances from subsidiaries	—	—	(9)
Net proceeds from common stock issued	64	91	80
Redemption of common stock	(254)	(936)	(486)
Cash dividends paid on common stock	(962)	(863)	(801)

Net cash used in financing activities	(452)	(718)	(654)

Net (Decrease) Increase in Cash and Cash Equivalents	(2,094)	144	466
Cash and Cash Equivalents at Beginning of Year	2,131	1,987	1,521

Cash and Cash Equivalents at End of Year	$37	$2,131	$1,987

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18.    Disclosures about Fair Value of Financial Instruments

A financial instrument is defined as cash, evidence of an ownership interest in an entity or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity.

Estimates of the fair value of BB&T’s financial instruments are presented in the accompanying tables. Fair value estimates are made at a point in time, based on relevant market data and information about the financial instrument. Fair values should be calculated based on the value of one trading unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, estimated transaction costs that may result from bulk sales or the relationship between various financial instruments. Fair value estimates for instruments that do not have an observable market are based on judgments regarding current economic conditions, currency and interest rate risk characteristics, loss experience and other factors. Many of these estimates involve uncertainties and matters of significant judgment and cannot be determined with precision. Therefore, the calculated fair value estimates in many instances cannot be substantiated by comparison to independent markets and, in many cases, may not be realizable in a current sale of the instrument. In addition, changes in assumptions could significantly affect these fair value estimates.

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

Loans receivable and loans held for sale: The fair values for loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms and credit quality. The carrying amounts of accrued interest approximate fair values. The fair values of loans held for sale, which are primarily residential mortgage loans, are based on quoted market prices for similar instruments.

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

Derivative financial instruments: The fair values of derivative financial instruments are determined based on quoted market prices, dealer quotes and internal pricing models that utilize market observable data. The fair value of most interest rate lock commitments, which are related to residential mortgage loan commitments, are based on quoted market prices adjusted for commitments that BB&T does not expect to fund, excluding any value attributable to the net servicing fee.

Contractual commitments: The fair values of commitments are estimated using the fees charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair values also consider the difference

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

between current levels of interest rates and the committed rates. The fair values of guarantees and letters of credit are estimated based on the counterparties’ creditworthiness and average default rates for loan products with similar risks. The fair values of commitments to fund affordable housing investments are estimated using the net present value of future commitments.

The following is a summary of the carrying amounts and fair values of BB&T’s financial assets and liabilities as of the period indicated:

	December 31,
	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents	$3,117	$3,117	$2,712	$2,712
Segregated cash due from banks	208	208	153	153
Trading securities	1,009	1,009	2,147	2,147
Securities available for sale	22,419	22,419	20,721	20,721
Derivative assets	409	409	135	135
Loans and leases, net of unearned income:
Loans (1)	90,035	89,967	81,342	81,002
Leases	1,651	NA	2,249	NA
Allowance for loan and lease losses	(1,004)	NA	(888)	NA

Net loans and leases	$90,682		$82,703

Financial liabilities:
Deposits	$86,766	84,445	$80,971	77,696
Federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	10,634	10,634	8,087	8,087
Derivative liabilities	228	228	180	180
Long-term debt	18,687	18,662	15,901	16,252
Capitalized leases	6	NA	3	NA

(1)	Includes loans held for sale.

NA—not applicable

The following is a summary of the notional or contractual amounts and fair values of BB&T’s off-balance sheet instruments as of the period indicated:

	December 31,
	2007		2006
	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value
	(Dollars in millions)
Contractual commitments:
Commitments to extend, originate or purchase credit	$34,295	$52	$32,978	$50
Mortgage loans sold with recourse	170	—	214	1
Other assets sold with recourse	2,140	5	—	—
Standby and commercial letters of credit and financial guarantees written	3,408	5	3,222	3
Commitments to fund affordable housing investments	444	402	183	161

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19.    Derivative Financial Instruments

The following tables set forth certain information concerning BB&T’s derivative financial instruments at December 31, 2007 and 2006:

Derivative Financial Instruments

	December 31, 2007		December 31, 2006
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(Dollars in millions)
Receive fixed swaps	$12,564	$266	$6,594	$(57)
Pay fixed swaps	6,393	(154)	3,899	4
Forward starting receive fixed swaps	2,326	70	1,285	5
Forward starting pay fixed swaps	1,099	(17)	544	—
Other swaps	5,457	(10)	264	(5)
Caps, floors, collars and other option trades	3,650	16	2,069	8
Foreign exchange contracts	227	—	258	—
Futures contracts	8,690	(3)	2,364	1
Treasury forwards	10	—	—	—
Interest rate lock commitments	1,203	2	546	(1)
Forward commitments	2,028	(10)	1,217	2
Swaptions	1,741	21	1,188	3
When-issued securities and forward rate agreements	1,703	—	2,613	(5)
Options on contracts purchased and sold	106	—	256	—

Total	$47,197	$181	$23,097	$(45)

The following tables disclose data with respect to BB&T’s derivative financial instrument classifications and hedging relationships:

Derivative Classifications and Hedging Relationships

	December 31, 2007			December 31, 2006
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Gain	Loss		Gain	Loss
	(Dollars in millions)
Derivatives Designated as Cash Flow Hedges:
Hedging business loans	$2,119	$20	$—	$2,119	$8	$(22)
Hedging institutional certificates of deposits and other time deposits	—	—	—	750	—	—
Hedging short term funding	1,750	—	(14)	—	—	—
Hedging medium term bank notes and FHLB advances	2,934	—	(8)	1,925	20	—
Derivatives Designated as Fair Value Hedges:
Hedging long-term debt	8,300	148	(6)	3,900	50	(97)
Hedging municipal securities	446	—	(33)	—	—	—
Derivatives Not Designated as Hedges	31,648	241	(167)	14,403	57	(61)

Total	$47,197	$409	$(228)	$23,097	$135	$(180)

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2007 and 2006, BB&T had designated notional values of $8.7 billion and $3.9 billion, respectively, of derivatives as fair value hedges. At December 31, 2007, fair value hedges reflected a net unrealized gain of $109 million, with instruments in a gain position reflecting a fair value of $148 million recorded in other assets and instruments in a loss position with a fair value of $39 million recorded in other liabilities. At December 31, 2006, derivatives designated as fair value hedges reflected a net unrealized loss of $47 million, composed of instruments in a gain position with a fair value of $50 million and instruments in a loss position with a fair value of $97 million. The impact on earnings resulting from fair value hedge ineffectiveness was a loss of $2 million during 2007, 2006 and 2005.

At December 31, 2007 and 2006, BB&T had designated derivatives with notional values of $6.8 billion and $4.8 billion, respectively, as cash flow hedges. These instruments were in a net loss position of $2 million at December 31, 2007 and a net gain position of $6 million at December 31, 2006. The effect on earnings resulting from the ineffectiveness of cash flow hedges was not material for 2007, 2006 or 2005.

Accumulated other comprehensive income included $14 million in unrecognized after-tax gains and $15 million in unrecognized after-tax losses on interest rate swaps, floors and collars hedging variable interest payments on business loans at December 31, 2007 and 2006, respectively. These amounts included unrecognized after-tax gains on previously terminated swaps of $7 million and $1 million at December 31, 2007 and December 31, 2006, respectively. In addition, accumulated other comprehensive income included $14 million in net unrecognized after-tax losses and $15 million in net unrecognized after-tax gains on interest rate swaps and caps hedging variable interest payments on Federal funds purchased, institutional certificates of deposit, other time deposits, medium term bank notes, FHLB advances and long term debt at December 31, 2007 and 2006, respectively. These amounts included unrecognized after-tax losses of $3 million and $1 million on interest rate caps at December 31, 2007 and 2006, respectively. BB&T’s floating rate business loans, Federal funds purchased, institutional certificates of deposit, other time deposits, medium term bank notes and long term debt expose it to variability in cash flows for interest payments. The risk management objective for these assets and liabilities is to hedge the variability in the interest payments. This objective is met by entering into interest rate swaps, and interest rate collars and caps. Interest rate collars and caps fix the interest payments when interest rates on the hedged item exceed predetermined rates.

The estimated net amount in accumulated other comprehensive income at December 31, 2007 that is expected to be reclassified into earnings within the next 12 months is a net after-tax loss of $9 million. The amount reclassified into earnings from other comprehensive income during 2007 was a net after-tax gain of $5 million and was not material during 2006. During 2005, BB&T reclassified into earnings from other comprehensive income after-tax net gains of $3 million.

All of BB&T’s cash flow hedges are hedging exposure to variability in future cash flows for forecasted transactions related to the payment of variable interest on then existing financial instruments. The maximum length of time over which BB&T is hedging its exposure to the variability in future cash flows for forecasted transactions related to variable interest payments on existing financial instruments is 2.8 years.

BB&T also held $31.6 billion and $14.4 billion in notional value of derivatives not designated as hedges at December 31, 2007 and 2006, respectively. At December 31, 2007, these instruments were in a net gain position with a net estimated fair value of $74 million. At December 31, 2006, these instruments were in a net loss position with a net estimated fair value of $4 million. Changes in the fair value of these derivatives are reflected in current period earnings. Derivatives not designated as a hedge in the notional amounts of $9.4 billion and $6.1 billion have been entered into as risk management instruments for mortgage servicing rights and mortgage banking operations at December 31, 2007 and 2006, respectively. For mortgage loans originated for sale, BB&T is exposed to changes in market rates and conditions subsequent to the interest rate lock and funding date. BB&T’s economic hedge strategy related to its interest rate lock commitment derivatives and loans held for sale includes utilizing mortgage-based derivatives such as forward commitments and options in order to mitigate market risk. At December 31, 2007 and 2006, respectively, BB&T held derivatives not designated as hedges with notional

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amounts totaling $6.4 billion and $7.1 billion that have been entered into to facilitate transactions on behalf of BB&T’s clients. BB&T also held derivatives not designated as hedges with notional amounts totaling $15.8 billion and $1.2 billion at December 31, 2007 and 2006, respectively, as risk management instruments primarily related to client derivatives, balance sheet management and capital markets activities.

Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. Because the notional amount of the instruments only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T’s maximum loss related to credit risk is equal to the gross fair value of its derivative instruments. BB&T deals only with derivative dealers that are national market makers with strong credit ratings in its derivatives activities. BB&T further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. In addition, counterparties are required to provide cash collateral to BB&T when their unsecured loss positions exceed certain negotiated limits. As of December 31, 2007 and 2006, BB&T had received cash collateral of approximately $75 million and $17 million, respectively. In addition, BB&T had posted collateral of $8 million and $29 million at December 31, 2007 and 2006, respectively. All of the derivative contracts to which BB&T is a party settle monthly, quarterly or semiannually. Further, BB&T has netting agreements with the dealers with which it does business. Because of these factors, BB&T’s credit risk exposure related to derivatives contracts at December 31, 2007 and 2006 was not material.

NOTE 20.    Computation of Earnings Per Share

The basic and diluted earnings per share calculations are presented in the following table:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions, except per share data, shares in thousands)
Basic Earnings Per Share:
Net income	$1,734	$1,528	$1,654

Weighted average number of common shares	547,184	539,140	546,916

Basic earnings per share	$3.17	$2.84	$3.02

Diluted Earnings Per Share:
Net income	$1,734	$1,528	$1,654

Weighted average number of common shares	547,184	539,140	546,916
Add:
Effect of dilutive outstanding equity-based awards	4,571	4,751	4,464

Weighted average number of diluted common shares	551,755	543,891	551,380

Diluted earnings per share	$3.14	$2.81	$3.00

For the years ended December 31, 2007, 2006 and 2005, respectively, the number of antidilutive options was 14.0 million, 8.1 million and 99 thousand.

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

Management made several changes related to its allocation methodologies for internal funds transfer pricing, taxes, the economic provision for loan losses, the allocation of capital and certain allocations of intersegment referral fees in 2006. These changes primarily impacted the Banking Network and Treasury segments. In some cases the results for 2005 may not be comparable to the 2007 and 2006 results presented, because management determined that it would be costly to reapply the new methodologies for allocating these amounts across all business segments for 2005, with little corresponding benefit. Management believes these changes improve the financial reporting and performance evaluation of the Company’s various business segments.

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

BB&T’s overall objective is to maximize shareholder value by optimizing return on equity and managing risk. Allocations of capital and the economic provision for loan and lease losses are designed to address this objective. Capital is assigned to each segment on an economic basis, using management’s assessment of the inherent risks associated with the segment. Capital allocations are made to cover the following risk categories: credit risk, liquidity risk, interest rate risk, option risk, basis risk, market risk and operational risk. Each segment is evaluated based on a risk-adjusted return on capital. Capital assignments are not equivalent to regulatory capital guidelines, and the total amount assigned to all segments typically varies from total consolidated shareholders’ equity.

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Banking Network

BB&T’s Banking Network serves individual and business clients by offering a variety of loan and deposit products and other financial services. The Banking Network is primarily responsible for serving client relationships, and, therefore, is credited with revenue from the Residential Mortgage Banking, Financial Services, Insurance Services, Specialized Lending, Sales Finance and other segments, which is reflected in net referral fees. Amortization and depreciation expense that has been allocated to the segment totaled $86 million, $88 million and $83 million for 2007, 2006 and 2005, respectively.

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

Sales Finance

BB&T’s Sales Finance segment primarily originates loans to consumers for the purchase of automobiles. Such loans are originated on an indirect basis through approved franchised and independent automobile dealers throughout the BB&T market area and, to a lesser extent, states outside of BB&T’s traditional banking footprint. Sales Finance also originates loans for the purchase of boats and recreational vehicles originated through dealers in BB&T’s market area. In addition, Sales Finance also provides financing to dealers for their inventories. The Banking Network receives an intersegment referral fee for servicing the loans originated by the Sales Finance segment with the corresponding charge remaining in the Sales Finance segment. Amortization and depreciation expense that has been allocated to the segment was not material for any of the years presented.

Specialized Lending

BB&T’s Specialized Lending segment consists of six wholly owned subsidiaries that provide specialty finance alternatives to consumers and businesses including: dealer-based financing of equipment for both small businesses and consumers, equipment leasing, direct consumer finance, insurance premium finance, indirect sub-prime automobile finance, and full-service commercial mortgage banking. Bank clients as well as nonbank clients within and outside BB&T’s primary geographic market area are served by these companies. The Banking Network receives credit for referrals to these companies with the corresponding charge retained in the corporate office, which is reflected as part of Parent/Reconciling Items in the accompanying tables. Amortization and depreciation expense that has been allocated to the segment totaled $23 million, $17 million and $14 million for 2007, 2006 and 2005, respectively.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Insurance Services

BB&T operates the 7th largest insurance agency/brokerage network in the nation. BB&T Insurance Services provides property and casualty, life and health insurance to businesses and individuals. It also provides small business and corporate products, such as workers compensation and professional liability, as well as surety coverage and title insurance. The Banking Network receives credit for insurance commissions on referred accounts, with the corresponding charge retained in the corporate office, which is reflected as part of Parent/Reconciling Items in the accompanying tables. Amortization and depreciation expense that has been allocated to the segment totaled $13 million for 2007, 2006 and 2005, respectively.

Financial Services

BB&T’s Financial Services segment provides personal trust administration, estate planning, investment counseling, wealth management, asset management, employee benefits services, corporate banking and corporate trust services to individuals, corporations, institutions, foundations and government entities. BB&T’s Financial Services segment also offers clients investment alternatives, including discount brokerage services, equities, fixed-rate and variable-rate annuities, mutual funds and governmental and municipal bonds through BB&T Investment Services, Inc., a subsidiary of Branch Bank. The Financial Services segment includes Scott & Stringfellow, Inc., a full-service brokerage and investment banking firm headquartered in Richmond, Virginia. Scott & Stringfellow provides services in retail brokerage, equity and debt underwriting, investment advice, corporate finance and equity research and facilitates the origination, trading and distribution of fixed-income securities and equity products in both the public and private capital markets. Scott & Stringfellow also has a public finance department that provides investment banking services, financial advisory services and municipal bond financing to a variety of regional taxable and tax-exempt issuers. Scott & Stringfellow’s investment banking and corporate and public finance areas do business as BB&T Capital Markets. The Financial Services segment also includes the Corporate Banking Division that originates and services large corporate relationships, syndicated lending relationships and client derivatives. The Banking Network receives an interoffice credit for referral fees, with the corresponding charge remaining in the corporate office, which is reflected as part of Parent/Reconciling Items in the accompanying tables. The results for 2006 and 2005 have been restated to include the results for Corporate Banking, which were previously reported as a part of All Other. Amortization and depreciation expense that has been allocated to the segment totaled $9 million, $10 million and $13 million for 2007, 2006 and 2005, respectively.

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents selected financial information for BB&T’s reportable business segments for the years ended December 31, 2007, 2006 and 2005.

BB&T Corporation

Reportable Segments

For the Years Ended December 31, 2007, 2006 and 2005

	Banking Network			Residential Mortgage Banking			Sales Finance			Specialized Lending			Insurance Services
	2007	2006	2005	2007	2006	2005	2007	2006	2005	2007	2006	2005	2007	2006	2005
	(Dollars in millions)
Net interest income (expense)	$2,300	$2,385	$2,249	$1,042	$895	$741	$376	$306	$259	$676	$494	$374	$18	$14	$8
Net funds transfer pricing	1,137	931	1,183	(788)	(648)	(493)	(255)	(194)	(140)	(219)	(118)	(73)	(4)	(4)	3

Net interest income	3,437	3,316	3,432	254	247	248	121	112	119	457	376	301	14	10	11

Economic provision for loan and lease losses	155	145	215	9	9	9	21	21	27	194	137	103	—	—	—
Noninterest income	1,095	967	884	120	109	113	2	2	1	90	74	59	839	783	689
Intersegment net referral fees	239	223	215	(92)	(92)	(88)	(13)	(12)	—	—	—	—	—	—	—
Noninterest expense	1,473	1,402	1,280	64	53	51	24	23	27	207	163	139	625	624	528
Allocated corporate expenses	588	528	430	10	11	36	10	8	9	25	20	17	28	25	28

Income before income taxes	2,555	2,431	2,606	199	191	177	55	50	57	121	130	101	200	144	144
Provision for income taxes	921	879	861	72	69	56	20	18	18	46	48	31	76	55	56

Segment net income	$1,634	$1,552	$1,745	$127	$122	$121	$35	$32	$39	$75	$82	$70	$124	$89	$88

Identifiable segment assets (period end)	$60,704	$56,658	$51,304	$18,503	$16,426	$14,661	$5,786	$5,486	$5,076	$5,608	$3,785	$2,968	$1,076	$1,046	$1,046

	Financial Services			Treasury			All Other Segments (1)			Parent/Reconciling Items			Total BB&T Corporation
	2007	2006	2005	2007	2006	2005	2007	2006	2005	2007	2006	2005	2007	2006	2005
	(Dollars in millions)
Net interest income (expense)	$22	$25	$19	$(134)	$(171)	$30	$167	$166	$140	$(587)	$(406)	$(295)	$3,880	$3,708	$3,525
Net funds transfer pricing	37	19	2	(164)	(69)	(512)	(163)	(130)	(33)	419	213	63	—	—	—

Net interest income	59	44	21	(298)	(240)	(482)	4	36	107	(168)	(193)	(232)	3,880	3,708	3,525

Economic provision for loan and lease losses	—	—	—	—	1	—	1	1	2	68	(74)	(139)	448	240	217
Noninterest income	553	547	479	111	117	108	57	66	46	(93)	(144)	(53)	2,774	2,521	2,326
Intersegment net referral fees	10	18	13	—	(1)	—	—	—	(1)	(144)	(136)	(139)	—	—	—
Noninterest expense	481	476	408	9	10	7	80	80	54	673	685	673	3,636	3,516	3,167
Allocated corporate expenses	30	35	28	3	7	—	6	6	4	(700)	(640)	(552)	—	—	—

Income before income taxes	111	98	77	(199)	(142)	(381)	(26)	15	92	(446)	(444)	(406)	2,570	2,473	2,467
Provision for income taxes	38	36	25	(117)	(94)	(194)	(20)	(11)	22	(200)	(55)	(62)	836	945	813

Segment net income	$73	$62	$52	$(82)	$(48)	$(187)	$(6)	$26	$70	$(246)	$(389)	$(344)	$1,734	$1,528	$1,654

Identifiable segment assets (period end)	$4,154	$2,163	$1,643	$24,137	$24,262	$22,024	$3,934	$3,848	$3,562	$8,716	$7,677	$6,886	$132,618	$121,351	$109,170

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 28, 2008:

BB&T Corporation
(Registrant)

By:	/S/ JOHN A. ALLISON IV
John A. Allison IV
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 28, 2008:

/S/ JOHN A. ALLISON IV
John A. Allison IV
Chairman of the Board and Chief Executive Officer

/S/ CHRISTOPHER L. HENSON
Christopher L. Henson
Senior Executive Vice President and
Chief Financial Officer

/S/ EDWARD D. VEST
Edward D. Vest
Executive Vice President and Corporate Controller

A Majority of the Directors of the Registrant are included.

/S/ JENNIFER S. BANNER
Jennifer S. Banner
Director

/S/ ANNA R. CABLIK
Anna R. Cablik
Director

/S/ NELLE R. CHILTON
Nelle R. Chilton
Director

/S/ RONALD E. DEAL
Ronald E. Deal
Director

/S/ TOM D. EFIRD
Tom D. Efird
Director

/S/ BARRY J. FITZPATRICK
Barry J. Fitzpatrick
Director

/S/ L. VINCENT HACKLEY, PH.D.
L. Vincent Hackley, Ph.D.
Director

/S/ JANE P. HELM
Jane P. Helm
Director

/S/ JOHN P. HOWE III, M.D.
John P. Howe III, M.D.
Director

/S/ JAMES H. MAYNARD
James H. Maynard
Director

/S/ ALBERT O. MCCAULEY
Albert O. McCauley
Director

/S/ J. HOLMES MORRISON
J. Holmes Morrison
Director

/S/ NIDO R. QUBEIN
Nido R. Qubein
Director

/S/ STEPHEN T. WILLIAMS
Stephen T. Williams
Director

/S/ THOMAS N. THOMPSON
Thomas N. Thompson
Director

EXHIBIT INDEX

Exhibit No.	Description	Location
2.1	Agreement and Plan of Reorganization dated as of July 29, 1994 and amended and restated as of October 22, 1994 between the Registrant and BB&T Financial Corporation.	Incorporated herein by reference to Annex I of Form S-4 Registration Statement No. 33-56437.

2.2	Plan of Merger as of July 29, 1994 as amended and restated on October 22, 1994 between the Registrant and BB&T Financial Corporation.	Incorporated herein by reference to Annex II of Form S-4 Registration Statement No. 33-56437.

2.3	Agreement and Plan of Reorganization dated as of January 20, 2003 between the Registrant and First Virginia Banks, Inc.	Incorporated herein by reference to Appendix A of Form S-4 Registration Statement No. 333-103832.

3(i)	Amended and Restated Articles of Incorporation of the Registrant, as amended.	Incorporated herein by reference to Exhibit 3(i) of the Annual Report on Form 10-K, filed March 7, 2005.

3(ii)	Bylaws of the Registrant, as amended and restated December 12, 2006.	Incorporated herein by reference to Exhibit 3(ii) of the Current Report on Form 8-K, filed October 25, 2007.

4.1	Amended and Restated Articles of Incorporation of the Registrant related to Junior Participating Preferred Stock.	Incorporated herein by reference to Article IV of Exhibit 3(i).

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

Incorporated herein by reference to Exhibit 4(c) of Form S-3 Registration Statement No. 333-02899.

4.4	First Supplemental Indenture between the Registrant and U.S. Bank National Association, Trustee, dated as of December 23, 2003.	Incorporated herein by reference to Exhibit 4 of the Current Report on Form 8-K, filed December 23, 2003.

4.5	Second Supplemental Indenture between the Registrant and U.S. Bank National Association, Trustee, dated as of September 24, 2004.	Incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed September 27, 2004.

10.1*	BB&T Corporation Amended and Restated Non-Employee Directors’ Deferred Compensation Plan (amended and restated effective January 1, 2005).	Filed herewith.

10.2*	BB&T Corporation 1995 Omnibus Stock Incentive Plan (as amended and restated through February 25, 2003).	Incorporated herein by reference to Exhibit 99 of Form S-8 Registration Statement No. 333-116502.

10.3*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation 1995 Omnibus Stock Incentive Plan, as amended and restated.	Incorporated herein by reference to Exhibit 10(b) of the Current Report on Form 8-K, filed February 28, 2005.

Exhibit No.	Description	Location
10.4*	BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (amended and restated effective January 1, 2005).	Filed herewith.

10.5*	Form of Performance Unit Award Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan.	Filed herewith.

10.6*	Form of Non-Employee Director Restricted Stock Unit Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan.	Filed herewith.

10.7*	Form of Non-Employee Director Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan.	Filed herewith.

10.8*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan.	Filed herewith.

10.9*	Form of Restricted Stock Unit Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan.	Filed herewith.

10.10*	Form of Restricted Stock Unit Agreement (Performance Vesting Component) for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan.	Filed herewith

10.11*	BB&T Corporation Amended and Restated 1996 Short-term Incentive Plan.	Incorporated herein by reference to Exhibit 10.14 of the Annual Report on Form 10-K, filed February 27, 2007.

10.12*	Southern National Deferred Compensation Plan for Key Executives including amendments.	Incorporated herein by reference to Exhibit 10(l) of the Annual Report on Form 10-K, filed March 7, 2005.

10.13*	Southern National Supplemental Executive Retirement Plan including amendments.	Incorporated herein by reference to Exhibit 10(m) of the Annual Report on Form 10-K, filed March 7, 2005.

10.14*	BB&T Corporation Supplemental Executive Retirement Plan.	Incorporated herein by reference to Exhibit 10(n) of the Annual Report on Form 10-K, filed March 7, 2005.

10.15*	BB&T Corporation Non-Qualified Defined Contribution Plan Amended and Restated November 1, 2001 (including amendments).	Filed herewith.

10.16*	BB&T Corporation Supplemental Defined Contribution Plan for Highly Compensated Employees Amended and Restated effective November 1, 2001 (including amendments).	Filed herewith.

10.17*	BB&T Corporation Non-Qualified Deferred Compensation Trust Amended and Restated effective November 1, 2001 (including amendments).	Filed herewith.

10.18*	2006 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and John A. Allison, IV.	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed December 18, 2006.

Exhibit No.	Description	Location
10.19*	2006 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Kelly S. King.	Incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed December 18, 2006.

10.20*	Employment Agreement, dated October 29, 2004, by and among BB&T Corporation, Branch Banking and Trust Co. and Ricky K. Brown.	Incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed November 1, 2004.

10.21*	2006 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and W. Kendall Chalk.	Incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K, filed December 18, 2006.

10.22*	Employment Agreement, dated November 10, 2003, by and among BB&T Corporation, Branch Banking and Trust Co. and Barbara F. Duck.	Incorporated herein by reference to Exhibit 10(af) of the Annual Report on Form 10-K, filed March 8, 2004.

10.23*	Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Donna C. Goodrich.	Incorporated herein by reference to Exhibit 10.26 of the Annual Report on Form 10-K, filed February 27, 2007.

10.24*	Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Robert E. Greene.	Filed herewith.

10.25*	Employment Agreement, dated October 29, 2004, by and among BB&T Corporation, Branch Banking and Trust Co. and Christopher L. Henson.	Incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed November 1, 2004.

10.26*	Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Clarke R. Starnes, III.	Incorporated herein by reference to Exhibit 10.29 of the Annual Report on Form 10-K, filed February 27, 2007.

10.27*	Employment Agreement, dated November 10, 2003, by and among BB&T Corporation, Branch Banking and Trust Co. and Steven B. Wiggs.	Incorporated herein by reference to Exhibit 10(ag) of the Annual Report on Form 10-K, filed March 8, 2004.
10.28*	Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and C. Leon Wilson, III.	Filed herewith.

10.29*	Death Benefit Only Plan, dated April 23, 1990, by and between Branch Banking and Trust Company (as successor to Southern National Bank of North Carolina) and L. Glenn Orr, Jr.	Incorporated herein by reference to Registration Statement No. 33-33984.

10.30*	Settlement and Non-Compete Agreement, dated February 28, 1995, by and between BB&T Corporation (as successor to Southern National Corporation) and L. Glenn Orr, Jr.	Incorporated herein by reference to Exhibit 10(b) of Form S-4 Registration Statement No. 33-56437.

10.31*	Settlement and Noncompetition Agreement, dated July 1, 1997, by and between BB&T Corporation and E. Rhone Sasser.	Incorporated herein by reference to Exhibit 10(af) of the Annual Report on Form 10-K, filed March 7, 2005.

10.32*	Employment Agreement, dated January 20, 2003, by and between Branch Banking and Trust Co. of Virginia and Barry J. Fitzpatrick.	Incorporated herein by reference to Exhibit 10(ae) of the Annual Report on Form 10-K, filed March 8, 2004.

Exhibit No.	Description	Location

10.33*	Special Pay Agreement, dated January 20, 2003, by and between First Virginia Banks, Inc. and Barry J. Fitzpatrick.	Incorporated herein by reference to Exhibit 10(ah) of the Annual Report on Form 10-K, filed March 8, 2004.

10.34*	First Virginia Banks, Inc. Key Employee Salary Reduction Deferred Compensation Plan; First Virginia Banks, Inc. 1986 Key Employee Salary Reduction Deferred Compensation Plan.	Incorporated herein by reference to Exhibit 10(aj) of the Annual Report on Form 10-K, filed March 8, 2004.

11	Statement re computation of earnings per share.	Filed herewith as Note 20 to the consolidated financial statements.

12	Statement re computation of ratios.	Filed herewith.

21	Subsidiaries of the Registrant.	Filed herewith.

22	Proxy Statement for the 2007 Annual Meeting of Shareholders.	Future filing incorporated herein by reference pursuant to General Instruction G(3).

23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	Management compensatory plan or arrangement.