Form 10-Q
period 2008-03-31
BB&T CORP
filed 2008-05-08
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2008

Commission file number: 1-10853

BB&T CORPORATION

(Exact name of registrant as specified in its charter)

North Carolina (State of Incorporation) 200 West Second Street Winston-Salem, North Carolina (Address of Principal Executive Offices)	56-0939887 (I.R.S. Employer Identification No.) 27101 (Zip Code)

(336) 733-2000
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑; NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑;

At April 30, 2008, 546,844,073 shares of the registrant's common stock, $5 par value, were outstanding.

BB&T Corporation                     Page 1                First Quarter 2008 10-Q

Item 1. Financial Statements

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share data, shares in thousands)

	March 31,	December 31,
	2008	2007

Assets
Cash and due from banks	$1,844	$2,050
Interest-bearing deposits with banks	395	388
Federal funds sold and securities purchased under resale agreements
or similar arrangements	342	679
Segregated cash due from banks	325	208
Trading securities at fair value	609	1,009
Securities available for sale at fair value	23,487	22,419
Loans held for sale ($1,745 at fair value at March 31, 2008)	1,822	779
Loans and leases, net of unearned income	92,129	90,907
Allowance for loan and lease losses	(1,097)	(1,004)
Loans and leases, net	91,032	89,903

Premises and equipment, net of accumulated depreciation	1,544	1,529
Goodwill	5,226	5,194
Core deposit and other intangible assets	474	489
Residential mortgage servicing rights at fair value	406	472
Other assets	8,911	7,499
Total assets	$136,417	$132,618

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing deposits	$13,377	$13,059
Interest checking	1,150	1,201
Other client deposits	35,196	35,504
Client certificates of deposit	26,819	26,972
Other interest-bearing deposits	10,939	10,030
Total deposits	87,481	86,766
Federal funds purchased, securities sold under repurchase agreements
and short-term borrowed funds	9,610	10,634
Long-term debt	21,544	18,693
Accounts payable and other liabilities	4,940	3,893
Total liabilities	123,575	119,986
Commitments and contingencies (Note 6)
Shareholders' equity:
Preferred stock, $5 par, 5,000 shares authorized, none issued or
outstanding at March 31, 2008 or at December 31, 2007	-	-
Common stock, $5 par, 1,000,000 shares authorized;
546,799 issued and outstanding at March 31, 2008, and
545,955 issued and outstanding at December 31, 2007	2,734	2,730
Additional paid-in capital	3,124	3,087
Retained earnings	7,087	6,919
Accumulated other comprehensive loss, net of deferred income
taxes of $(63) at March 31, 2008 and $(65) at December 31, 2007	(103)	(104)
Total shareholders' equity	12,842	12,632
Total liabilities and shareholders' equity	$136,417	$132,618

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation                     Page 2                First Quarter 2008 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in millions, except per share data, shares in thousands)

	For the Three Months Ended
	March 31,
	2008	2007
Interest Income
Interest and fees on loans and leases	$1,595	$1,613
Interest and dividends on securities	289	268
Interest on short-term investments	11	10
Total interest income	1,895	1,891

Interest Expense
Interest on deposits	564	647
Interest on federal funds purchased, securities sold under
repurchase agreements and short-term borrowed funds	88	87
Interest on long-term debt	226	212
Total interest expense	878	946

Net Interest Income	1,017	945
Provision for credit losses	223	71

Net Interest Income After Provision for Credit Losses	794	874
Noninterest Income
Insurance commissions	212	197
Service charges on deposits	154	138
Investment banking and brokerage fees and commissions	86	82
Mortgage banking income	59	30
Other nondeposit fees and commissions	46	43
Checkcard fees	46	41
Trust income	40	40
Bankcard fees and merchant discounts	36	30
Income from bank-owned life insurance	13	28
Securities gains (losses), net	43	(11)
Other income	36	34
Total noninterest income	771	652
Noninterest Expense
Personnel expense	547	524
Occupancy and equipment expense	123	116
Professional services	37	31
Loan processing expenses	31	26
Amortization of intangibles	27	25
Merger-related and restructuring charges, net	5	6
Other expenses	166	155
Total noninterest expense	936	883
Earnings
Income before income taxes	629	643
Provision for income taxes	201	222
Net income	$428	$421

Per Common Share
Net income:
Basic	$.78	$.78
Diluted	$.78	$.77
Cash dividends paid	$.46	$.42

Weighted Average Shares Outstanding
Basic	546,214	541,851
Diluted	548,946	547,230

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation                     Page 3                First Quarter 2008 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)
(Dollars in millions, except per share data, shares in thousands)

					Accumulated
	Shares of		Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance, January 1, 2007	541,475	$2,707	$2,801	$6,596	$(359)	$11,745
Add (Deduct):
Comprehensive income (loss):
Net income	-	-	-	421	-	421
Unrealized holding gains (losses) arising during the period
on securities available for sale, net of tax of $28	-	-	-	-	64	64
Reclassification adjustment for losses (gains)
on securities available for sale included in net
income, net of tax of $4	-	-	-	-	7	7
Change in unrealized gains (losses) on securities, net of tax	-	-	-	-	71	71
Change in unrecognized gains (losses) on cash flow hedges,
net of tax of $1	-	-	-	-	1	1
Change in pension and postretirement liability, net of tax	-	-	-	-	(1)	(1)

Total comprehensive income (loss)	-	-	-	421	71	492

Common stock issued:
In connection with stock option exercises
and other employee benefits, net of cancellations	941	5	20	-	-	25
Cash dividends declared on common stock, $.42 per share	-	-	-	(228)	-	(228)
Cumulative effect of adoption of FIN 48	-	-	-	(119)	-	(119)
Cumulative effect of adoption of FSP FAS 13-2	-	-	-	(306)	-	(306)
Other, net	-	-	41	-	-	41
Balance, March 31, 2007	542,416	$2,712	$2,862	$6,364	$(288)	$11,650

Balance, January 1, 2008	545,955	$2,730	$3,087	$6,919	$(104)	$12,632
Add (Deduct):
Comprehensive income (loss):
Net income	-	-	-	428	-	428
Unrealized holding gains (losses) arising during the period
on securities available for sale, net of tax of $22	-	-	-	-	37	37
Reclassification adjustment for losses (gains)
on securities available for sale included in net
income, net of tax of $(16)	-	-	-	-	(27)	(27)
Change in unrealized gains (losses) on securities, net of tax	-	-	-	-	10	10
Change in unrecognized gains (losses) on cash flow hedges,
net of tax of $(4)	-	-	-	-	(7)	(7)
Change in pension and postretirement liability, net of tax	-	-	-	-	(1)	(1)
Foreign currency translation adjustment	-	-	-	-	(1)	(1)
Total comprehensive income (loss)	-	-	-	428	1	429

Common stock issued:
In connection with stock option exercises
and other employee benefits, net of cancellations	844	4	21	-	-	25
Cash dividends declared on common stock, $.46 per share	-	-	-	(252)	-	(252)
Cumulative effect of adoption of EITF 06-4 and EITF 06-10	-	-	-	(8)	-	(8)
Other, net	-	-	16	-	-	16
Balance, March 31, 2008	546,799	$2,734	$3,124	$7,087	$(103)	$12,842

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation                     Page 4                First Quarter 2008 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	For the Three Months Ended
	March 31,
	2008	2007
Cash Flows From Operating Activities:
Net income	$428	$421
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	223	71
Depreciation	46	44
Amortization of intangibles	27	25
Equity-based compensation	16	28
Discount accretion and premium amortization on long-term debt, net	27	31
(Gain) loss on sales of securities, net	(43)	11
Gain on disposals of premises and equipment, net	-	(3)
Net decrease in trading account securities	400	1,241
Net increase in loans held for sale	(1,027)	(91)
(Increase) decrease in other assets, net	(1,118)	33
Increase (decrease) in accounts payable and other liabilities, net	973	(1,152)
(Increase) decrease in segregated cash due from banks	(117)	45
Other, net	18	(18)
Net cash (used in) provided by operating activities	(147)	686

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	4,238	830
Proceeds from maturities, calls and paydowns of securities available for sale	1,984	1,286
Purchases of securities available for sale	(7,208)	(2,200)
Originations and purchases of loans and leases, net of principal collected	(1,449)	(890)
Net cash (paid) acquired in business combinations	(39)	13
Proceeds from disposals of premises and equipment	2	11
Purchases of premises and equipment	(55)	(66)
Proceeds from sales of foreclosed property or other real estate held for sale	23	21
Other, net	33	-
Net cash used in investing activities	(2,471)	(995)

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	715	(1,132)
Net decrease in federal funds purchased, securities sold under repurchase agreements
and short-term borrowed funds	(1,024)	(2,686)
Proceeds from issuance of long-term debt	2,646	4,000
Repayment of long-term debt	(29)	(1)
Net proceeds from common stock issued	25	25
Cash dividends paid on common stock	(251)	(228)
Excess tax benefit from equity-based awards	-	13
Net cash provided by (used in) financing activities	2,082	(9)

Net Decrease in Cash and Cash Equivalents	(536)	(318)
Cash and Cash Equivalents at Beginning of Period	3,117	2,712
Cash and Cash Equivalents at End of Period	$2,581	$2,394

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
Interest	$866	$890
Income taxes	63	1,317

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

BB&T Corporation                     Page 5                First Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2008

NOTE 1. Basis of Presentation

     General

          In the opinion of management, the accompanying unaudited Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders’ Equity, and Consolidated Statements of Cash Flows of BB&T Corporation and subsidiaries (referred to herein as “BB&T”, “the Corporation” or “the Company”), present fairly, in all material respects, BB&T’s financial position at March 31, 2008 and December 31, 2007, and BB&T’s results of operations, changes in shareholders’ equity and cash flows for the three month periods ended March 31, 2008 and 2007. In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made. All adjustments during the first three months of 2008 and 2007 were of a normal recurring nature.

          These consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2007 should be referred to in connection with these unaudited interim consolidated financial statements.

     Nature of Operations

          BB&T is a financial holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its operations primarily through its subsidiary Branch Banking and Trust Company (“Branch Bank”), which has branches in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Tennessee, Kentucky, Florida, Alabama, Indiana and Washington, D.C. Branch Bank provides a wide range of banking services to individuals and businesses, and offers a variety of loans to businesses and consumers. Such loans are made primarily to individuals residing in the market areas described above or to businesses located within BB&T’s geographic footprint. Branch Bank also markets a wide range of deposit services to individuals and businesses. Branch Bank offers, either directly, or through its subsidiaries, lease financing to businesses and municipal governments; factoring; discount brokerage services, annuities and mutual funds; life insurance, property and casualty insurance, health insurance and commercial general liability insurance on an agency basis and through a wholesale insurance brokerage operation; insurance premium financing; permanent financing arrangements for commercial real estate; loan servicing for third-party investors; direct consumer finance loans to individuals; and trust services. The direct nonbank subsidiaries of BB&T provide a variety of financial services including automobile lending, equipment financing, full-service securities brokerage, payroll processing, asset management and capital markets services.

     Principles of Consolidation

          The consolidated financial statements of BB&T include the accounts of BB&T Corporation and those subsidiaries that are majority owned by BB&T and over which BB&T exercises control. In consolidation, all significant intercompany accounts and transactions are eliminated. The results of operations of companies acquired are included only from the dates of

BB&T Corporation                     Page 6                First Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2008

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

     Use of Estimates in the Preparation of Financial Statements

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses and the reserve for unfunded lending commitments, determination of fair value for financial instruments, valuation of goodwill,

BB&T Corporation                     Page 7                First Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2008

intangible assets and other purchase accounting related adjustments, benefit plan obligations and expenses, and tax assets, liabilities and expenses.

     Changes in Accounting Principles and Effects of New Accounting Pronouncements

          In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the principal or most advantageous market available to the entity in an orderly transaction between market participants on the measurement date. SFAS No. 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. SFAS No. 157 does not expand the use of fair value to any new circumstances. BB&T adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 was not material to the consolidated financial statements. Additional disclosures required by SFAS No. 157 are included in Note 12 to these consolidated financial statements.

          In September 2006, the FASB reached a consensus on Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-4”). In March 2007, the FASB reached a consensus on EITF Issue 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-10”). Both of these standards require a company to recognize an obligation over an employee’s service period based upon the substantive agreement with the employee such as the promise to maintain a life insurance policy or provide a death benefit. BB&T adopted the provisions of these standards effective January 1, 2008. The adoption of these standards was not material to the consolidated financial statements.

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” (“SFAS No. 159” or “the Fair Value Option”), which permits companies to choose to measure many financial instruments and certain other items at fair value, on an instrument-by-instrument basis. Once a company has elected to record eligible items at fair value, the decision is generally irrevocable. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. BB&T adopted SFAS No. 159 effective January 1, 2008, and elected the Fair Value Option for certain loans held for sale originated after December 31, 2007. The adoption of SFAS No. 159 was not material to the consolidated financial statements. Additional disclosures required by SFAS No. 159 are included in Note 12 to these consolidated financial statements.

     In November 2007, the Securities and Exchange Commission (“SEC”) Staff issued Staff Accounting Bulletin No. 109 (“SAB No. 109”) “Written Loan Commitments Recorded at Fair Value through Earnings”, which supersedes the guidance previously issued in SAB No. 105 “Application of Accounting Principles to Loan Commitments” (“SAB No. 105”). SAB No. 109 expresses the current view of the Staff that the expected net future cash flows related to the

BB&T Corporation                     Page 8                First Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2008

associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB No. 109 affect only the timing of mortgage banking income recognition and are effective for loan commitments as of January 1, 2008. The adoption of the provisions of SAB No. 109 was not material to BB&T’s consolidated results of operations.

          In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS No. 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for BB&T for business combinations consummated after December 31, 2008.

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

          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133,” (“SFAS No. 161”). SFAS No. 161 requires that an entity provide enhanced disclosures related to derivative and hedging activities. SFAS No. 161 is effective for BB&T on January 1, 2009.

BB&T Corporation                     Page 9                First Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2008

NOTE 2. Business Combinations and Intangible Assets

     Acquisitions

          During the first three months of 2008, BB&T acquired four insurance agencies. Approximately $11 million in goodwill and $10 million of identifiable intangibles were recorded in connection with these transactions.

     Goodwill and Other Intangible Assets

          The changes in the carrying amount of goodwill attributable to each of BB&T’s operating segments for the three months ended March 31, 2008 are as follows:

			Goodwill Activity by Operating Segment
		Residential
	Banking	Mortgage	Sales	Specialized	Insurance	Financial	All
	Network	Banking	Finance	Lending	Services	Services	Other	Total
				(Dollars in millions)

Balance, January 1, 2008	$4,035	$7	$93	$100	$741	$192	$26	$5,194
Acquisitions	-	-	-	-	11	-	-	11
Contingent consideration	-	-	-	-	21	-	-	21
Other adjustments	2	-	-	(2)	-	-	-	-
Balance, March 31, 2008	$4,037	$7	$93	$98	$773	$192	$26	$5,226

      The following table presents the gross carrying amounts and accumulated amortization for BB&T’s identifiable intangible assets subject to amortization at the dates presented:

	Identifiable Intangible Assets
	As of March 31, 2008			As of December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Dollars in millions)
Identifiable intangible assets
Core deposit intangibles	$457	$(295)	$162	$457	$(284)	$173
Other (1)	578	(266)	312	566	(250)	316

Totals	$1,035	$(561)	$474	$1,023	$(534)	$489
(1) Other identifiable intangibles are primarily customer relationship intangibles.

BB&T Corporation                     Page 10                First Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2008

NOTE 3. Securities

          The amortized cost and approximate fair values of securities available for sale were as follows:

		March 31, 2008
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
		(Dollars in millions)
Securities available for sale:
U.S. Treasury securities	$67	$2	$-	$69
U.S. government-sponsored entity securities	4,536	92	-	4,628
Mortgage-backed securities	14,314	146	23	14,437
States and political subdivisions	1,529	10	124	1,415
Equity and other securities	3,070	9	141	2,938
Total securities available for sale	$23,516	$259	$288	$23,487

		December 31, 2007
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
		(Dollars in millions)
Securities available for sale:
U.S. Treasury securities	$72	$1	$-	$73
U.S. government-sponsored entity securities	9,720	49	35	9,734
Mortgage-backed securities	8,218	58	55	8,221
States and political subdivisions	1,423	20	51	1,392
Equity and other securities	3,031	15	47	2,999
Total securities available for sale	$22,464	$143	$188	$22,419

          The following tables reflect the gross unrealized losses and fair values of BB&T’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates presented.

	March 31, 2008
	Less than 12 months		12 months or more		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in millions)
Securities:
U.S. government-sponsored entity securities	$-	$-	$79	$-	$79	$-
Mortgage-backed securities	4,061	17	490	6	4,551	23
States and political subdivisions	719	122	15	2	734	124
Equity and other securities	1,874	133	121	8	1,995	141
Total temporarily impaired securities	$6,654	$272	$705	$16	$7,359	$288

BB&T Corporation                     Page 11                First Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2008

	December 31, 2007
	Less than 12 months		12 months or more		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in millions)
Securities:
U.S. government-sponsored entity securities	$1,537	$16	$3,701	$19	$5,238	$35
Mortgage-backed securities	3,236	39	797	16	4,033	55
States and political subdivisions	354	51	1	-	355	51
Equity and other securities	1,523	46	85	1	1,608	47
Total temporarily impaired securities	$6,650	$152	$4,584	$36	$11,234	$188

          On March 31, 2008, BB&T held certain investment securities having continuous unrealized loss positions for more than 12 months. As of March 31, 2008, the unrealized losses on these securities totaled $16 million. Substantially all of these losses were in U.S. government-sponsored entity mortgage-backed securities, as well as other investment grade mortgage-backed securities. The unrealized losses are the result of changes in market interest rates rather than the credit quality of the issuers. At March 31, 2008, BB&T had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Accordingly, BB&T did not recognize any other-than-temporary impairment in connection with these securities during the first three months of 2008.

NOTE 4. Loans and Leases

          The following table provides a breakdown of BB&T’s loan portfolio as of March 31, 2008 and December 31, 2007.

	March 31,	December 31,
	2008	2007
	(Dollars in millions)
Loans and leases, net of unearned income:
Commercial loans and leases	$46,277	$44,870
Sales finance	6,052	6,021
Revolving credit	1,598	1,618
Direct retail	15,570	15,691
Total consumer loans	23,220	23,330
Residential mortgage loans	17,446	17,467
Specialized lending	5,186	5,240
Loans held for sale	1,822	779
Total loans and leases	$93,951	$91,686

BB&T Corporation                     Page 12                First Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2008

          An analysis of the allowance for credit losses for the three month periods ended March 31, 2008 and 2007 is presented in the following table:

	March 31,	March 31,
	2008	2007
	(Dollars in millions)

Beginning Balance	$1,015	$888
Allowance for acquired (sold) loans, net	-	3
Provision for credit losses	223	71

Loans and leases charged-off	(141)	(82)
Recoveries of previous charge-offs	16	21
Net loans and leases charged-off	(125)	(61)
Ending Balance	$1,113	$901

Allowance for loan and lease losses	$1,097	$896
Reserve for unfunded lending commitments	16	5
Allowance for credit losses	$1,113	$901

          The following table provides a summary of BB&T’s nonperforming and past due loans as of March 31, 2008 and December 31, 2007.

	March 31,	December 31,
	2008	2007
	(Dollars in millions)

Nonaccrual loans and leases	$760	$502

Foreclosed real estate	178	143
Other foreclosed property	51	51
Total foreclosed property	229	194
Total nonperforming assets	$989	$696

Loans 90 days or more past due and still accruing	$258	$223

BB&T Corporation                     Page 13                First Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2008

NOTE 5. Long-Term Debt

Long-term debt is summarized as follows:

	March 31,	December 31,
	2008	2007
	(Dollars in millions)
Parent Company
6.50% Subordinated Notes Due 2011 (1,3)	$648	$648
4.75% Subordinated Notes Due 2012 (1,3)	497	496
5.20% Subordinated Notes Due 2015 (1,3)	997	997
4.90% Subordinated Notes Due 2017 (1,3)	366	365
5.25% Subordinated Notes Due 2019 (1,3)	600	600

Branch Bank
Fixed Rate Secured Borrowings Due 2010 (5)	4,000	4,000
Floating Rate Senior Notes Due 2008	500	500
Floating Rate Senior Notes Due 2009	500	500
Floating Rate Subordinated Notes Due 2016 (1)	350	350
Floating Rate Subordinated Notes Due 2017 (1)	300	300
4.875% Subordinated Notes Due 2013 (1,3)	249	249
5.625% Subordinated Notes Due 2016 (1,3)	399	399

Federal Home Loan Bank Advances to Branch Bank (4)
Varying maturities to 2027	9,853	7,210

Junior Subordinated Debt to Unconsolidated Trusts (2)
5.85% BB&T Capital Trust I Securities Due 2035 (3)	514	514
6.75% BB&T Capital Trust II Securities Due 2036	598	598
6.82% BB&T Capital Trust IV Securities Due 2077 (6)	600	600
Other Securities (7)	182	183

Other Long-Term Debt	37	37

Fair value hedge-related basis adjustments	354	147

Total Long-Term Debt	$21,544	$18,693

(1) Subordinated notes that qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.
(2) Securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(3) These fixed rate notes were swapped to floating rates based on LIBOR. At March 31, 2008, the effective rates paid on these borrowings ranged from 2.92% to 5.26%.
(4) At March 31, 2008, the weighted average cost of these advances was 4.21% and the weighted average maturity was 6.9 years.
(5) This borrowing is currently secured by automobile loans. The fixed rate was swapped to a floating rate based on LIBOR.
(6) These securities are fixed rate through June 12, 2037 and then switch to a floating rate based on LIBOR.
(7) These securities were issued by companies acquired by BB&T. At March 31, 2008, the effective rate paid on these borrowings ranged from 4.50% to 10.07%. These securities have varying maturities through 2035.

BB&T Corporation                     Page 14                First Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2008

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

          Standby letters of credit and financial guarantees written are unconditional commitments issued by BB&T to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper issuance, bond financing and similar transactions. The credit risk involved in the issuance of these guarantees is essentially the same as that involved in extending loans to clients and as such, the instruments are collateralized when necessary. As of March 31, 2008 and December 31, 2007, BB&T had issued standby letters of credit totaling $3.6 billion and $3.4 billion, respectively. The carrying amount of the liability for such guarantees was $8 million and $5 million at March 31, 2008 and December 31, 2007, respectively.

          A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. These instruments include interest-rate swaps, swaptions, caps, floors, collars, financial forward and futures contracts, when-issued securities, foreign exchange contracts and options written and purchased. BB&T uses derivatives primarily to manage risk related to securities, business loans, Federal funds purchased, long-term debt, mortgage servicing rights, mortgage banking operations and certificates of deposit. BB&T also uses derivatives to facilitate transactions on behalf of its clients. BB&T held a variety of derivative financial instruments with notional values of $57.9 billion and $47.2 billion at March 31, 2008 and December 31, 2007, respectively. These instruments were in a net gain position of $380 million and $181 million at March 31, 2008 and December 31, 2007, respectively.

          BB&T invests in certain affordable housing and historic building rehabilitation projects throughout its market area as a means of supporting local communities and receives tax credits related to these investments. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. Branch Bank typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. BB&T’s outstanding commitments to fund affordable housing investments totaled $381 million and $444 million at March 31, 2008 and December 31, 2007, respectively. At March 31, 2008, BB&T’s maximum exposure to loss associated with these investments totaled $706 million.

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

BB&T Corporation                     Page 15                First Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2008

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

          BB&T has sold certain mortgage-related loans that contain recourse provisions. These provisions generally require BB&T to reimburse the investor for a share of any loss that is incurred after the disposal of the property. At March 31, 2008, BB&T had $877 million of residential mortgage loans sold with recourse. In the event of nonperformance by the borrower, BB&T has maximum recourse exposure of approximately $769 million. In addition, BB&T has $2.2 billion in loans serviced for others that were covered by loss sharing agreements. BB&T’s maximum exposure to loss for these loans is approximately $625 million. The majority of these recourse obligations were acquired by BB&T during 2007 in connection with the acquisition of Collateral Real Estate Capital, LLC. Neither BB&T nor the predecessor has incurred any losses related to these recourse provisions.

          BB&T has investments and future funding commitments to certain venture capital funds. As of March 31, 2008, BB&T had investments of $107 million, net of minority interest, related to these ventures and future funding commitments of $234 million. BB&T’s risk exposure relating to such commitments is generally limited to the amount of investments and future funding commitments made.

NOTE 7. Benefit Plans

          BB&T provides various benefit plans to substantially all employees, including employees of acquired entities. Employees of acquired entities generally participate in existing BB&T plans after consummation of the business combinations. The plans of acquired institutions are typically merged into the BB&T plans after consummation of the mergers, and, under these circumstances, credit is usually given to these employees for years of service at the acquired institution for vesting and eligibility purposes. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2007 for descriptions and disclosures about the various benefit plans offered by BB&T.

BB&T Corporation                     Page 16                First Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2008

          The following tables summarize the components of net periodic benefit cost recognized for BB&T’s pension plans for the three month periods ended March 31, 2008 and 2007, respectively:

	Pension Plans
	Qualified		Nonqualified
	For the		For the
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Dollars in millions)
Service cost	$17	$19	$1	$1
Interest cost	18	17	2	2
Estimated return on plan assets	(34)	(29)	-	-
Amortization and other	(1)	-	1	1
Net periodic benefit cost	$-	$7	$4	$4

NOTE 8. Computation of Earnings per Share

          BB&T’s basic and diluted earnings per share amounts for the three month periods ended March 31, 2008 and 2007, respectively, were calculated as follows:

	For the Three Months Ended
	March 31,
	2008	2007
	(Dollars in millions, except per share
	data, shares in thousands)

Basic Earnings Per Share:
Net income	$428	$421
Weighted average number of common shares	546,214	541,851
Basic earnings per share	$.78	$.78
Diluted Earnings Per Share:
Net income	$428	$421
Weighted average number of common shares	546,214	541,851
Add:
Effect of dilutive outstanding equity-based awards	2,732	5,379
Weighted average number of diluted common shares	548,946	547,230
Diluted earnings per share	$.78	$.77

               For the three months ended March 31, 2008 and 2007 the number of antidilutive awards was 32.5 million and 7.8 million shares, respectively.

BB&T Corporation                     Page 17                First Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2008

NOTE 9. Comprehensive Income (Loss)

          The balances in accumulated other comprehensive loss for the periods indicated are shown in the following tables:

	As of March 31, 2008
	Pre -Tax	Tax	After-Tax
	Amount	Benefit	Amount
	(Dollars in millions)

Unrealized net losses on securities available for sale	$(29)	$(11)	$(18)
Unrecognized net pension and postretirement costs	(128)	(48)	(80)
Unrealized net losses on cash flow hedges	(11)	(4)	(7)
Foreign currency translation adjustment	2	-	2
Total	$(166)	$(63)	$(103)

	As of December 31, 2007
	Pre -Tax	Tax	After-Tax
	Amount	Benefit	Amount
	(Dollars in millions)

Unrealized net losses on securities available for sale	$(45)	$(17)	$(28)
Unrecognized net pension and postretirement costs	(127)	(48)	(79)
Foreign currency translation adjustment	3	-	3
Total	$(169)	$(65)	$(104)

BB&T Corporation                     Page 18                First Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2008

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

          Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2007, for a description of internal accounting policies and the basis of segmentation, including a description of the segments presented in the accompanying tables.

          The following tables disclose selected financial information with respect to BB&T’s reportable business segments for the periods indicated:

BB&T Corporation                     Page 19                First Quarter 2008 10-Q

BB&T Corporation
Reportable Segments
For the Three Months Ended March 31, 2008 and 2007

			Residential
	Banking Network		Mortgage Banking		Sales Finance		Specialized Lending		Insurance Services
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
	(Dollars in millions)

Net interest income (expense)	$533	$573	$283	$242	$97	$87	$173	$163	$4	$4
Net funds transfer pricing	292	260	(211)	(184)	(66)	(59)	(54)	(53)	(1)	1

Net interest income (expense)	825	833	72	58	31	28	119	110	3	5

Economic provision for loan and lease losses	43	36	3	2	5	5	80	43	-	-
Noninterest income	287	241	48	32	-	1	31	18	203	208
Intersegment net referral fees (expense)	69	53	(25)	(22)	(3)	(3)	-	-	-	-
Noninterest expense	374	356	17	15	6	6	59	49	165	154
Allocated corporate expenses	174	146	3	2	3	2	9	5	10	7

Income (loss) before income taxes	590	589	72	49	14	13	2	31	31	52

Provision (benefit) for income taxes	211	213	26	18	5	5	1	12	12	20

Segment net income (loss)	$379	$376	$46	$31	$9	$8	$1	$19	$19	$32

Identifiable segment assets (period end)	$61,503	$56,814	$19,430	$16,787	$5,805	$5,585	$5,601	$5,121	$1,061	$954

	Financial Services		Treasury		All Other Segments (1)		Parent/Reconciling Items		Total BB&T Corporation
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
	(Dollars in millions)

Net interest income (expense)	$12	$4	$23	$(55)	$44	$33	$(152)	$(106)	$1,017	$945
Net funds transfer pricing	8	7	(21)	(12)	(43)	(40)	96	80	-	-

Net interest income (expense)	20	11	2	(67)	1	(7)	(56)	(26)	1,017	945

Economic provision for loan and lease losses	-	-	-	-	-	-	92	(15)	223	71
Noninterest income	154	132	60	12	11	13	(23)	(5)	771	652
Intersegment net referral fees (expense)	4	3	-	-	-	-	(45)	(31)	-	-
Noninterest expense	132	119	3	2	21	23	159	159	936	883
Allocated corporate expenses	9	7	1	1	-	1	(209)	(171)	-	-

Income (loss) before income taxes	37	20	58	(58)	(9)	(18)	(166)	(35)	629	643

Provision (benefit) for income taxes	13	7	15	(33)	(7)	(11)	(75)	(9)	201	222

Segment net income (loss)	$24	$13	$43	$(25)	$(2)	$(7)	$(91)	$(26)	$428	$421

Identifiable segment assets (period end)	$3,060	$2,219	$27,285	$23,254	$4,241	$3,445	$8,431	$7,515	$136,417	$121,694

(1) Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

BB&T Corporation                     Page 20                First Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2008

NOTE 11. Equity-Based Compensation Plans

          BB&T has options, restricted shares of common stock and restricted share units outstanding from the following equity-based compensation plans: the 2004 Stock Incentive Plan (“2004 Plan”), the 1995 Omnibus Stock Incentive Plan, the Non-Employee Directors’ Stock Option Plan, and plans assumed from acquired entities. All plans generally allow for accelerated vesting of awards for holders who retire and have met all retirement eligibility requirements and in connection with certain other events. BB&T’s shareholders have approved all equity-based compensation plans with the exception of plans assumed from acquired companies. As of March 31, 2008, the 2004 Plan is the only plan that has awards available for future grants. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2007, for further disclosures related to equity-based awards issued by BB&T.

          BB&T measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants awarded during the first three months of 2008.

Assumptions:
Risk-free interest rate	3.6%
Dividend yield	4.5
Volatility factor	15.5
Expected life	6.9	yrs
Fair value of options per share	$3.45

          BB&T measures the fair value of restricted shares based on the price of BB&T’s common stock on the grant date and the fair value of restricted share units based on the price of BB&T’s common stock on the grant date less the present value of expected dividends that are foregone during the vesting period.

          The following table details the activity during the first three months of 2008 related to stock options awarded by BB&T:

	For the Three Months Ended
	March 31, 2008
		Wtd. Avg.
		Exercise
	Options	Price

Outstanding at beginning of period	38,042,742	$36.61
Granted	6,512,031	34.32
Exercised	(857,976)	30.23
Forfeited or expired	(129,836)	36.97
Outstanding at end of period	43,566,961	$36.40

Exercisable at end of period	26,969,625	$35.31

BB&T Corporation                     Page 21                First Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2008

          The following table details the activity during the first three months of 2008 related to restricted shares and restricted share units awarded by BB&T:

	For the Three Months Ended
	March 31, 2008
		Wtd. Avg.
		Grant Date
	Shares/Units	Fair Value
Nonvested at beginning of period	3,994,441	$33.20
Granted	2,522,904	23.37
Vested	(17,520)	32.71
Forfeited	(53,660)	31.97
Nonvested at end of period	6,446,165	$29.36

NOTE 12. Fair Value Measurements

          BB&T adopted SFAS No. 157 effective January 1, 2008. SFAS No. 157, which provides a framework for measuring fair value, requires that an entity determine fair value based on the principal market for the asset or liability being measured. Upon adoption, BB&T changed its principal market for measuring the fair value of certain client derivative contracts. The impact of this change on the measurement of fair value for these contracts was $7 million, pre-tax, and was recorded as a decrease in other noninterest income effective January 1, 2008.

          BB&T also adopted SFAS No. 159 effective January 1, 2008. SFAS No. 159 allows an entity the option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities on a contract-by-contract basis. This option is generally irrevocable. BB&T elected to adopt fair value for all commercial mortgage loans held for sale and prime residential mortgage loans held for sale originated after December 31, 2007. There was no impact to retained earnings as a result of the adoption of SFAS No. 159.

          BB&T elected the Fair Value Option for the majority of new loans held for sale because they are hedged using derivatives and the historical accounting practice resulted in volatility in earnings. Under historical accounting practices, BB&T was required to account for the derivatives at fair value and the loans held for sale at lower of cost or market. This practice resulted in volatility in reported earnings during a declining interest-rate environment, because the decline in the value of derivatives held were required to be marked down, but the increasing value of the loans held for sale could not be marked up. Under the Fair Value Option, BB&T will be permitted to record both the loans held for sale and the corresponding derivatives at the full fair value, which will eliminate the mismatch in reported earnings that was caused by the prior accounting practices. BB&T has not elected the Fair Value Option for a small portfolio of its loans held for sale because these loans are not exchanged in an active market and BB&T does not hedge these assets. Fair value for loans held for sale is primarily based on quoted market prices for securities backed by similar types of loans. Following the adoption of SFAS No. 159,

BB&T Corporation                     Page 22                First Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2008

direct loan origination fees and costs related to loans held for sale for which the Fair Value Option has been elected are no longer capitalized and recognized in earnings upon the sale of such loans, but rather are recorded as mortgage banking income in the case of the direct loan origination fees and primarily personnel expense in the case of the direct loan origination costs.

     The following table details the fair value and unpaid principal balance of loans held for sale at March 31, 2008, that were elected to be carried at fair value.

Fair Value
less
Aggregate
		Aggregate	Unpaid
		Unpaid Principal	Principal
	Fair Value	Balance	Balance
(Dollars in millions)
Loans held for sale reported at fair value
Total (1)	$1,745	$1,734	$11
Nonaccrual loans	-	-	-
Loans 90 days or more past due and still accruing interest	-	-	-

(1) The increase in fair value is reflected in mortgage banking income and does not relate to credit risk.

     Fair Value Measurements

          SFAS No. 157 defines fair value as the exchange price that would be received on the measurement date to sell an asset or the price paid to transfer a liability in the principal or most advantageous market available to the entity in an orderly transaction between market participants. SFAS No. 157 also establishes a three level fair value hierarchy that describes the inputs that are used to measure assets and liabilities.

Level 1

Level 1 asset and liability fair values are based on quoted prices in active markets for identical assets and liabilities. Level 1 assets and liabilities include certain equity securities and derivative contracts that are traded in an active market.

Level 2

Level 2 asset and liability fair values are based on observable inputs that include: quoted market prices for similar assets or liabilities; quoted market prices that are not in an active market; or other inputs that are observable in the market and can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include fixed income securities and mortgage-backed securities that are held in the Corporation’s trading and available-for-sale portfolios, loans held for sale, certain derivative contracts and short-term borrowings.

Level 3

Level 3 assets and liabilities are financial instruments whose value is calculated by the use of pricing models and/or discounted cash flow methodologies, as well as financial instruments for which the determination of fair value requires significant management

BB&T Corporation                     Page 23                First Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2008

judgment or estimation. These methodologies may result in a significant portion of the fair value being derived from unobservable data. Level 3 assets and liabilities include certain trading securities, mortgage servicing rights, venture capital investments and certain derivative contracts.

          Assets and liabilities measured at fair value on a recurring basis, including financial instruments for which BB&T has elected the Fair Value Option are summarized below:

		Fair Value Measurements for Assets and Liabilities
		Measured on a Recurring Basis
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	3/31/2008	(Level 1)	(Level 2)	(Level 3)
			(Dollars in Millions)
Assets:
Trading securities	$609	$213	$382	$14
Securities available for sale	23,487	287	23,186	14
Loans held for sale (1)	1,745	-	1,745	-
Residential mortgage servicing rights	406	-	-	406
Derivative assets (2)	814	1	790	23
Venture capital investments (2)	141	-	-	141
Total assets	$27,202	$501	$26,103	$598

Liabilities:
Derivative liabilities (2)	$434	$4	$426	$4
Short-term borrowed funds (3)	269	-	269	-
Total liabilities	$703	$4	$695	$4

(1)	Loans held for sale are residential and commercial mortgage loans that were originated subsequent to December 31, 2007 for which the Company elected the fair value option under SFAS No. 159. Loans originated prior to January 1, 2008 and certain other loans held for sale are still accounted for at the lower of cost or market. There were $77 million in loans held for sale that are not accounted for at fair value.
(2)	These amounts are reflected in other assets and other liabilities on the Consolidated Balance Sheet.
(3)	Short term borrowed funds reflect securities sold short positions.

          The table below presents a reconciliation for the period of January 1, 2008 to March 31, 2008, for all Level 3 assets and liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements Using Significant Unobservable Inputs
			Mortgage		Venture Capital
	AFS Securities	Trading	Servicing Rights	Net Derivatives	Investments
		(Dollars in Millions)
Beginning Balance	$9	$27	$472	$2	$128
Total realized and unrealized gains or losses:
Included in earnings	-	(2)	(107)	17	(1)
Included in other comprehensive income	-	-	-	-	-
Purchases, issuances and settlements	5	(14)	41	-	14
Transfers in and/or out of Level 3	-	3	-	-	-
Ending Balance	$14	$14	$406	$19	$141

BB&T Corporation                     Page 24                First Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2008

          The table below summarizes unrealized and realized gains and losses recorded in earnings for Level 3 assets and liabilities for the period January 1, 2008 to March 31, 2008.

		Total Gains and Losses
		Mortgage		Venture Capital
	Trading	Servicing Rights	Net Derivatives	Investments
		(Dollars in Millions)
Classification of gains and losses
(realized/unrealized) included in earnings for the
period:
Mortgage banking income	$-	$(107)	$17	$-
Other noninterest income	(2)	-	-	(1)
Total	$(2)	$(107)	$17	$(1)

Net unrealized gains (losses) included
in net income relating to assets and liabilities
still held at March 31, 2008	$-	$(84)	$19	$(1)

          The realized and unrealized losses reported for the mortgage servicing rights asset are comprised of a negative valuation adjustment of $84 million and the realization of expected residential mortgage servicing rights cash flows of $23 million. BB&T uses various derivative financial instruments to mitigate the income statement effect of changes in fair value due to its quarterly valuation. During the three months ended March 31, 2008, the derivative instruments produced gains of $82 million, which covered 97.6% of the negative valuation loss recorded.

Back to Index

BB&T Corporation                     Page 25                First Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2008

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
  competitive pressures among depository and other financial institutions may increase significantly;
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

Regulatory Considerations

          BB&T and its subsidiaries and affiliates are subject to numerous examinations by federal and state banking regulators, as well as the SEC, the Financial Industry Regulatory Authority, and various state insurance and securities regulators. BB&T and its subsidiaries have from time to time received requests for information from regulatory authorities in various states, including state insurance commissions and state attorneys general, securities regulators and other regulatory authorities, concerning their business practices. Such requests are considered incidental to the normal conduct of business. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional disclosures with respect to laws and regulations affecting the Company’s businesses.

BB&T Corporation                     Page 26                First Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2008

          On April 1, 2008, BB&T Bankcard Corporation was converted into a federally chartered thrift institution and renamed BB&T Financial, FSB (“BB&T FSB”). As a federally chartered thrift, BB&T FSB will be subject to regulation, supervision and examination by the Office of Thrift Supervision. In connection with the charter conversion of BB&T FSB, Sheffield Financial, LLC and MidAmerica Gift Certificate Company, which were previously direct operating subsidiaries of the Corporation, became divisions or subsidiaries of BB&T FSB. In addition, Liberty Mortgage Corporation, formerly a subsidiary of Branch Bank, was reorganized as a subsidiary of BB&T FSB. These organizational structure changes were made to optimize the operating efficiency of these divisions or subsidiaries and have no impact on BB&T’s reportable segments.

Critical Accounting Policies

          The accounting and reporting policies of BB&T Corporation and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. BB&T’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Different assumptions in the application of these policies could result in material changes in BB&T’s consolidated financial position and/or consolidated results of operations and related disclosures. The more critical accounting and reporting policies include BB&T’s accounting for the allowance for loan and lease losses and reserve for unfunded lending commitments, determining fair value of financial instruments, intangible assets and other purchase accounting related adjustments associated with mergers and acquisitions, costs and benefit obligations associated with BB&T’s pension and postretirement benefit plans, and income taxes. Understanding BB&T’s accounting policies is fundamental to understanding BB&T’s consolidated financial position and consolidated results of operations. Accordingly, BB&T’s significant accounting policies and changes in accounting principles are discussed in detail in Note 1 of the “Notes to Consolidated Financial Statements” in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2007.

          The following is a summary of BB&T’s critical accounting policies that are highly dependent on estimates, assumptions and judgments. These critical accounting policies are reviewed with BB&T’s Audit Committee on a periodic basis.

     Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments

          It is the policy of BB&T to maintain an allowance for loan and lease losses and a reserve for unfunded lending commitments that equals management’s best estimate of probable credit losses that are inherent in the portfolio at the balance sheet date. Estimates for loan and lease losses are determined by analyzing historical loan and lease losses, current trends in delinquencies and charge-offs, changes in commercial loan risk grades, plans for problem loan and lease administration, the results of regulatory examinations, and changes in the size, composition and risk assessment of the loan and lease portfolio. Also included in management’s estimates for loan and lease losses are considerations with respect to the impact of current economic events, the outcomes of which are uncertain. These events may include, but are not limited to, fluctuations in overall interest rates, political conditions, legislation that may directly

BB&T Corporation                     Page 27                First Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2008

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

Fair Value of Financial Instruments

          A significant portion of BB&T’s assets and liabilities are financial instruments that are carried at fair value. This includes securities available for sale, trading securities, derivatives, certain loans held for sale, residential mortgage servicing rights, certain short-term borrowings and venture capital investments. At March 31, 2008, the percentage of total assets and total liabilities measured at fair value was 19.9% and less than 1%, respectively. The majority of assets and liabilities carried at fair value are based on either quoted market prices or market prices for similar instruments. At March 31, 2008, the percentage of assets and liabilities measured at fair value using significant unobservable inputs was 2.2%, which is less than 1% of BB&T’s total assets.

     Securities

     The fair values for available-for-sale and trading securities are generally based upon information received from nationally known third party pricing services. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain trading securities, the valuation of the security is subjective and may involve substantial judgment. As of March 31, 2008, BB&T had approximately $28 million of available-for-sale and trading securities that were valued using unobservable inputs, which is less than 1% of total assets.

     Mortgage Servicing Rights

          BB&T has a significant mortgage loan servicing portfolio and related mortgage servicing rights. Mortgage servicing rights represent the present value of the future net servicing fees from servicing mortgage loans acquired or originated by BB&T. The methodology used to determine the fair value of mortgage servicing rights is subjective and requires the development of a number of assumptions, including anticipated prepayments of loan principal. The value of mortgage servicing rights is significantly affected by mortgage interest rates available in the marketplace, which influence mortgage loan prepayment speeds. In general, during periods of declining interest rates, the value of mortgage servicing rights declines due to increasing prepayments attributable to increased mortgage refinance activity. Conversely, during periods of rising interest rates, the value of servicing rights generally increases due to reduced refinance activity. BB&T has two classes of mortgage servicing rights for which it separately manages the economic risk: residential and commercial. Residential mortgage servicing rights are carried at fair value with changes in fair value recorded as a component of mortgage banking income each period. BB&T uses various derivative instruments to mitigate the income statement effect of

BB&T Corporation                     Page 28                First Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2008

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

     Loans Held for Sale

          BB&T originates certain mortgage loans to be sold to investors. The majority of these loans are carried at fair value based on the Fair Value Option. For these loans, the fair value is primarily based on quoted market prices for securities backed by similar types of loans.  Changes in the fair value are recorded as a component of mortgage banking income while mortgage loan origination costs for loans held for sale for which the Corporation elected the Fair Value Option are recognized in noninterest expense when incurred. The changes in fair value of these assets are largely driven by changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with the mortgage loan held for sale. BB&T uses various derivative instruments to mitigate the income statement effect of changes in fair value of the underlying loans.

     Derivatives

          BB&T utilizes derivatives to manage various financial risks. The fair values of derivative financial instruments are determined based on quoted market prices, dealer quotes and internal pricing models that are primarily sensitive to market observable data. BB&T mitigates the credit risk by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. In addition, certain counterparties are required to provide collateral to BB&T when their unsecured loss positions exceed certain negotiated limits. The fair value of interest rate lock commitments, which are related to mortgage loan commitments, is based on quoted market prices adjusted for commitments that BB&T does not expect to fund and includes the value attributable to the net servicing fee.

     Venture Capital Investments

     BB&T has venture capital investments that are carried at fair value. Changes in the fair value of these investments are recorded in other noninterest income each period. In many cases there is no observable market value for these investments and therefore management must estimate the fair value based on a comparison of the operating performance of the company to multiples in the marketplace for similar entities. This analysis requires significant judgment and actual values in a sale could differ materially from those estimated. As of March 31, 2008, BB&T had $141 million of venture capital investments, which is less than 1% of total assets.

     Intangible Assets

          BB&T’s mergers and acquisitions are accounted for using the purchase method of accounting. Under the purchase method, BB&T is required to record the assets acquired,

BB&T Corporation                     Page 29                First Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2008

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

Back to Index

EXECUTIVE SUMMARY

          BB&T’s total assets at March 31, 2008 were $136.4 billion, an increase of $3.8 billion, or 2.9%, from December 31, 2007. The asset category that experienced the largest increase was loans and leases, including loans held for sale, which grew $2.3 billion, or 2.5%, during the first three months of 2008. In addition, securities available for sale increased $1.1 billion, or 4.8%, compared to the balance at December 31, 2007.

          Total deposits at March 31, 2008, were $87.5 billion, an increase of $715 million, or .8%, from December 31, 2007. Long-term debt increased $2.9 billion, or 15.3%, and short-term borrowings decreased $1.0 billion, or 9.6%, during the first three months of 2008. Total shareholders’ equity increased $210 million compared to December 31, 2007.

BB&T Corporation                     Page 30                First Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2008

          Consolidated net income for the first quarter of 2008 totaled $428 million, an increase of 1.7% compared to $421 million earned during the first quarter of 2007. On a diluted per share basis, earnings for the three months ended March 31, 2008 were $.78, compared to $.77 for the same period in 2007, an increase of 1.3% . BB&T’s results of operations for the first quarter of 2008 produced an annualized return on average assets of 1.29% and an annualized return on average shareholders’ equity of 13.30% compared to prior year ratios of 1.41% and 14.81%, respectively.

          Included in the results of operations for the first quarter of 2008 and 2007 were a number of notable items. The first quarter of 2008 included $43 million in securities gains, a $12 million charge resulting from a valuation adjustment for bank owned life insurance, a $6 million reduction in earnings from trading activities, $223 million in provision for credit losses, and a $47 million increase in income associated with the initial public offering by Visa Inc., including a $14 million reversal of a previously recorded liability. The securities gains resulted from a sale of available-for-sale securities, which allowed reinvestment at higher rates of return with no additional credit risk. The provision for credit losses exceeded net charge-offs by $98 million, which resulted in an increase in the allowance for loan and lease losses as a percentage of loans and leases held for investment to 1.19% . The first quarter of 2007 included a $19 million gain from the sale of an insurance operation and $11 million in losses from the sales of securities available for sale.

          During the first quarter of 2008, BB&T continued to experience challenges in the residential real estate markets and broader financial markets. These challenges resulted in significant credit deterioration during the quarter. Management expects further increases in nonperforming assets and charge-offs going forward, but continues to believe that those issues will be manageable. On the positive side, BB&T’s core businesses are producing healthy loan growth and improved revenue growth. BB&T’s net interest margin improved 8 basis points during the first quarter of 2008 compared to the fourth quarter of 2007, reflecting benefits realized from BB&T’s liability sensitive balance sheet as short-term interest rates decreased during the quarter.

          Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2007, for additional information with respect to BB&T’s recent accomplishments and significant challenges. The factors causing the fluctuations in the major balance sheet and income statement categories for the first quarter of 2008 are further discussed in the following sections.

Back to Index

ANALYSIS OF FINANCIAL CONDITION

Securities

          Securities available for sale totaled $23.5 billion at March 31, 2008, an increase of $1.1 billion, or 4.8%, compared with December 31, 2007. Securities available for sale had net unrealized losses of $29 million and $45 million at March 31, 2008 and December 31, 2007, respectively. Trading securities totaled $609 million, down $400 million, or 39.6%, compared to the balance at December 31, 2007. The decline in the trading portfolio was largely the result of a

BB&T Corporation                     Page 31                First Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2008

reduction in Scott & Stringfellow’s trading portfolio primarily due to management’s decision to reduce risk associated with trading activities. BB&T’s trading portfolio may fluctuate significantly from period to period based on market conditions, which affect the timing of purchases and sales of securities classified as trading.

          Average total securities for the first three months of 2008 totaled $23.4 billion, an increase of $1.5 billion, or 7.1%, compared to the average balance during the first three months of 2007. The increase in average securities was the result of securities purchased in the third quarter of 2007 and the average impact from the timing of purchases and sales in the first quarter of 2008.

          During the first quarter of 2008, BB&T took advantage of an opportunity to realize gains in certain U.S. government-sponsored entity securities and reinvested the proceeds in mortgage-backed securities issued by U.S. government-sponsored entities. The credit risk associated with these securities is essentially the same as the investments sold and the mortgage-backed securities have higher yields, which will benefit the net interest margin. BB&T sold a total of $4.2 billion in available-for-sale securities during the three month period ended March 31, 2008, which produced securities gains of $43 million.

          The annualized fully taxable equivalent (“FTE”) yield on the average securities portfolio for the first quarter of 2008 was 5.18%, which represents an increase of 12 basis points compared to the annualized yield earned during the first quarter of 2007. The fluctuations in the annualized FTE yield on the average securities portfolio were primarily the result of changes in the overall composition of the securities portfolio including purchases of higher-yielding mortgage-backed securities and municipal securities.

          On March 31, 2008, BB&T held certain investment securities having continuous unrealized loss positions for more than 12 months. As of March 31, 2008, the unrealized losses on these securities totaled $16 million. Substantially all of these losses were in U.S. government-sponsored entity mortgage-backed securities, as well as other investment grade mortgage securities. The unrealized losses are the result of changes in market interest rates rather than the credit quality of the issuers. At March 31, 2008, BB&T had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Accordingly, BB&T has not recognized any other-than-temporary impairment in connection with these securities.

Loans and Leases

          BB&T emphasizes commercial lending to small and medium-sized businesses, consumer lending, mortgage lending and specialized lending with an overall goal of maximizing the profitability of the loan portfolio, maintaining strong asset quality and achieving an equal mix of consumer and commercial loans. For the first quarter of 2008, average total loans were $92.7 billion, an increase of $7.8 billion, or 9.2%, compared to the same period in 2007.

BB&T Corporation                     Page 32                First Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2008

          The following table presents the composition of average loans and leases for the three months ended March 31, 2008 and 2007, respectively:

Table 1
Composition of Average Loans and Leases

		For the Three Months Ended
	March 31, 2008		March 31, 2007
	Balance	% of total	Balance	% of total
		(Dollars in millions)

Commercial loans and leases	$45,549	49.2%	$41,122	48.4%
Direct retail loans	15,639	16.9	15,272	18.0
Sales finance loans	6,031	6.5	5,734	6.8
Revolving credit loans	1,602	1.7	1,387	1.6
Consumer loans	23,272	25.1	22,393	26.4
Mortgage loans	18,574	20.0	16,481	19.4
Specialized lending loans	5,323	5.7	4,898	5.8
Total average loans and leases	$92,718	100.0%	$84,894	100.0%

          The slight fluctuation in the mix of the loan portfolio during the first three months of 2008 compared to the same period of 2007 was primarily due to increased growth in the commercial loan and lease portfolio and the mortgage portfolio, which grew at a faster pace than the consumer portfolio. The slower growth in the consumer portfolio was the result of decreased demand for home equity loans as a result of a slowdown in the residential real estate market. Growth in the commercial portfolio has shifted somewhat, primarily due to a slowdown in commercial real estate lending, which has been offset by stronger growth in commercial and industrial loans. The mortgage portfolio reflected stronger growth due to an increase in refinance activity.

          The annualized FTE yields on commercial, consumer, mortgage and specialized lending subsidiary loans for the first three months of 2008 were 6.47%, 7.22%, 6.03%, and 13.22%, respectively, resulting in an annualized yield on the total loan portfolio of 6.95% . The annualized FTE yields on commercial, consumer, mortgage and specialized lending subsidiary loans for the first three months of 2007 were 7.89%, 7.51%, 5.90%, and 13.62%, respectively, resulting in an annualized yield on the total loan portfolio of 7.73% . This reflects a decrease of 78 basis points in the annualized yield on the total loan portfolio during the first three months of 2008 compared to the same period in 2007. The decrease in the FTE yield on the loan portfolio was primarily the result of the repricing of loans in response to the decrease in the prime lending rate and other indices. In addition, the FTE yield on the total loan portfolio was affected by a change in the mix of loans, with a higher percentage of lower-yielding commercial and mortgage loans in 2008 compared to 2007.

BB&T Corporation                     Page 33                First Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2008

Other Interest-Earning Assets

          Federal funds sold and securities purchased under resale agreements or similar arrangements totaled $342 million at March 31, 2008, a decrease of $337 million, or 49.6%, compared to December 31, 2007. Interest-bearing deposits with banks, including segregated cash, increased $124 million, or 20.8%, compared to year-end 2007. These categories of earning assets are subject to large daily fluctuations. The average yield on other interest-earning assets was 3.41% for the first three months of 2008, compared to 4.96% for the same period in 2007, reflecting the decline in the federal funds target rate during 2008 that began in the second half of 2007.

Noninterest-Earning Assets

          BB&T’s other noninterest-earning assets, including premises and equipment and noninterest-bearing cash and due from banks, increased $1.2 billion from December 31, 2007 to March 31, 2008. The growth in this category included a slight increase in goodwill which resulted primarily from the acquisitions of insurance agencies and certain contingent payments related to prior acquisitions. In addition, derivatives in a gain position increased $405 million compared to the balance at December 31, 2007 due primarily to the decline in interest rates which increased the value of certain derivatives hedging long-term debt.

Deposits

          Client deposits generated through the BB&T banking network are the largest source of funds used to support asset growth. Deposits totaled $87.5 billion at March 31, 2008, an increase of $715 million, or .8%, from December 31, 2007.

          Average deposits for the first three months of 2008 increased $4.1 billion, or 4.9%, to $86.6 billion compared to the first three months of 2007. The categories of deposits with the highest average rates of growth for the first three months of 2008 compared to the same period of 2007 were client certificates of deposit, which increased $2.0 billion, or 7.9%; and other client deposits, which includes money rate savings accounts, investor deposit accounts, savings accounts, individual retirement accounts and other time deposits, which increased $1.5 billion, or 4.4% . In addition, other interest-bearing deposits, which consist of negotiable certificates of deposit and Eurodollar deposits, increased $792 million, or 8.9%, for the first three months of 2008 compared to the same period in 2007.

BB&T Corporation                     Page 34                First Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2008

          The following table presents the composition of average deposits for the three months ended March 31, 2008 and 2007:

Table 2
Composition of Average Deposits

		For the Three Months Ended
	March 31, 2008		March 31, 2007
	Balance	% of total	Balance	% of total
		(Dollars in millions)

Noninterest-bearing deposits	$12,676	14.6%	$12,946	15.7%
Interest checking	2,301	2.7	2,206	2.7
Other client deposits	34,851	40.2	33,393	40.4
Client certificates of deposit	27,061	31.3	25,076	30.4
Total client deposits	76,889	88.8	73,621	89.2
Other interest-bearing deposits	9,694	11.2	8,902	10.8
Total average deposits	$86,583	100.0%	$82,523	100.0%

          The change in deposit mix is primarily due to a shift from lower cost products, such as noninterest-bearing accounts, to higher cost certificates of deposit. This change reflects a slowing economy during 2007 that continued into the first quarter of 2008, which resulted in a decline in noninterest-bearing deposits. The increase in certificates of deposit was largely due to growth in public funds, as BB&T was able to provide a safe investment alternative for these clients.

Borrowings

          While client deposits remain the primary source for funding loan originations and other balance sheet growth, management uses short-term borrowings as a supplementary funding source for balance sheet growth. Short-term borrowings utilized by BB&T include federal funds purchased, securities sold under repurchase agreements, master notes, U.S. Treasury tax and loan deposit notes, and short-term bank notes. At March 31, 2008, short-term borrowings totaled $9.6 billion, a decrease of $1.0 billion, or 9.6%, compared to December 31, 2007. The decrease in these funds compared to December 31, 2007 was primarily due to a $1.3 billion decrease in Treasury, tax and loan deposit notes as well as a $583 million decrease in short-term bank notes. These decreases were partially offset by an increase of $1.0 billion in short-term FHLB advances.

          The average annualized rate paid on short-term borrowed funds was 3.50% for the first three months of 2008, a decrease of 111 basis points from the average rate of 4.61% paid during the comparable period of 2007. The lower rate paid on short-term borrowed funds during the first three months of 2008 compared to the same period in 2007 was primarily the result of the decreases in the federal funds target rate.

BB&T Corporation                     Page 35                First Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2008

          BB&T also utilizes long-term debt for a variety of funding needs, including the repurchase of common stock and to supplement levels of regulatory capital. Long-term debt consists of FHLB advances to Branch Bank, corporate subordinated notes, senior and subordinated notes issued by Branch Bank, junior subordinated debentures issued by BB&T and certain private borrowings by Branch Bank. Long-term debt totaled $21.5 billion at March 31, 2008, an increase of $2.9 billion, or 15.3%, from the balance at December 31, 2007. The increase primarily resulted from a $2.6 billion increase in FHLB advances due to the more competitive rates obtained compared to other financing options.

          The average annualized rate paid on long-term debt for the first quarter of 2008 was 4.73%, a decrease of 59 basis points compared to the first quarter of 2007. The decrease in the cost of long-term funds resulted from decreases in short-term rates and new FHLB advances issued at lower rates. The decline in short-term rates resulted in decreases in the effective rates paid on the portion of BB&T’s long-term debt that was issued as a floating-rate instrument or swapped to a floating rate.

Asset Quality

          BB&T experienced significant credit deterioration during the first quarter, reflecting the ongoing challenges in the residential real estate markets with the largest concentration of credit issues occurring in Georgia, Florida and metro Washington, D.C.

          Nonperforming assets, which are composed of foreclosed real estate, repossessions, nonaccrual loans and restructured loans, totaled $989 million at March 31, 2008, compared to $696 million at December 31, 2007. As a percentage of loans and leases plus foreclosed property, nonperforming assets were 1.05% at March 31, 2008 and .76% at December 31, 2007. Loans 90 days or more past due and still accruing interest totaled $258 million at March 31, 2008, compared to $223 million at year-end 2007.

          BB&T’s net charge-offs totaled $125 million for the first quarter of 2008 and amounted to .54% of average loans and leases, on an annualized basis, compared to $61 million, or .29%, of average loans and leases, on an annualized basis, in the corresponding period in 2007. The increase in net charge-offs was largely driven by challenges in the residential real estate market and higher default rates at Regional Acceptance, BB&T’s sub-prime automobile lender, compared to the first quarter of 2007. The overall increase in net charge-offs has been more contained than the increase in nonperforming assets, due to the fact that BB&T is a very secured lender.

          The allowance for credit losses, which totaled $1.1 billion and $1.0 billion at March 31, 2008 and December 31, 2007, respectively, consists of the allowance for loan and lease losses, which is presented on the Consolidated Balance Sheets, and the reserve for unfunded lending commitments, which is included in other liabilities on the Consolidated Balance Sheets. The allowance for loan and lease losses amounted to 1.19% of loans and leases held for investment at March 31, 2008, compared to 1.10% at year-end 2007.

BB&T Corporation                     Page 36                First Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2008

          Asset quality statistics for the last five calendar quarters are presented in the accompanying tables.

Table 3 - 1
Asset Quality Analysis

		For the Three Months Ended
	3/31/2008	12/31/2007	9/30/2007	6/30/2007	3/31/2007
			(Dollars in millions)
Allowance For Credit Losses
Beginning balance	$1,015	$941	$926	$901	$888
Allowance for acquired (sold) loans, net	-	1	-	13	3
Provision for credit losses	223	184	105	88	71
Charge-offs
Commercial loans and leases	(18)	(26)	(18)	(11)	(10)
Direct retail loans	(28)	(18)	(20)	(22)	(12)
Sales finance loans	(13)	(10)	(9)	(6)	(6)
Revolving credit loans	(18)	(11)	(12)	(12)	(12)
Mortgage loans	(5)	(6)	(1)	(2)	(1)
Specialized lending	(59)	(54)	(45)	(40)	(41)
Total charge-offs	(141)	(125)	(105)	(93)	(82)
Recoveries
Commercial loans and leases	4	2	3	4	8
Direct retail loans	3	3	3	3	4
Sales finance loans	2	2	2	2	2
Revolving credit loans	3	3	3	3	3
Specialized lending	4	4	4	5	4
Total recoveries	16	14	15	17	21
Net charge-offs	(125)	(111)	(90)	(76)	(61)
Ending balance	$1,113	$1,015	$941	$926	$901
Nonperforming Assets
Nonaccrual loans and leases
Commercial loans and leases	$443	$273	$237	$178	$148
Direct retail loans	60	43	56	43	43
Sales finance loans	5	5	4	4	1
Mortgage loans	185	119	74	63	51
Specialized lending	67	62	48	36	33
Total nonaccrual loans and leases	760	502	419	324	276
Foreclosed real estate	178	143	82	61	56
Other foreclosed property	51	51	46	38	35
Total nonperforming assets	$989	$696	$547	$423	$367
Loans 90 days or more past due
and still accruing
Commercial loans and leases	$52	$40	$21	$18	$18
Direct retail loans	59	58	18	17	13
Sales finance loans	15	17	14	12	16
Revolving credit loans	16	15	7	6	7
Mortgage loans	106	85	76	48	39
Specialized lending	10	8	13	7	10
Total loans 90 days or more past due
and still accruing	$258	$223	$149	$108	$103

BB&T Corporation                     Page 37                First Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2008

	Table 3 - 2
	Asset Quality Ratios

			For the Three Months Ended
	3/31/2008		12/31/2007		9/30/2007		6/30/2007		3/31/2007
Loans 90 days or more past due and still
accruing as a percentage of total loans
and leases	.27%		.24%		.17%		.12%		.12%
Nonaccrual and restructured loans and leases
as a percentage of total loans and leases	.81		.55		.47		.37		.32
Total nonperforming assets as a percentage of:
Total assets	.73		.52		.42		.33		.30
Loans and leases plus foreclosed property	1.05		.76		.61		.48		.43
Net charge-offs as a percentage of
average loans and leases	.54		.48		.40		.35		.29
Allowance for loan and lease losses as a
percentage of loans and leases	1.17		1.10		1.04		1.04		1.05
Allowance for loan and lease losses as a
percentage of loans and leases
held for investment	1.19		1.10		1.05		1.05		1.06
Ratio of allowance for loan and lease losses to:
Net charge-offs	2.18	x	2.29	x	2.61	x	3.04	x	3.58	x
Nonaccrual and restructured loans and leases	1.44		2.00		2.23		2.83		3.24

Note: All items referring to loans and leases include loans held for sale and are net of unearned income. Applicable ratios are annualized.

          The following tables provide further details regarding BB&T’s commercial real estate lending, residential mortgage and consumer home equity portfolios as of March 31, 2008.

Table 4-1
Real Estate Lending Portfolio Credit Quality and Geographic Distribution
Commercial Real Estate Loan Portfolio (1)

		As of / For the Period Ended March 31, 2008

Residential Acquisition, Development, and Construction Loans	Builder /	Land / Land	Condos /		Other Commercial	Total Commercial
(ADC)	Construction	Development	Townhomes	Total ADC	Real Estate (2)	Real Estate
		(Dollars in millions, except average loan and average client size)
Total loans outstanding	$3,449	$4,644	$675	$8,768	$10,127	$18,895
Average loan size (in thousands)	290	586	1,377	431	449	440
Average client size (in thousands)	875	1,360	3,356	1,154	627	802

Percentage of total loans	3.7%	4.9%	.7%	9.3%	10.8%	20.1%
Nonaccrual loans and leases as a percentage of category	3.05	2.43	3.47	2.75	.47	1.53
Gross charge-offs as a percentage of category	.12	.43	-	.27	.02	.14

BB&T Corporation                     Page 38                First Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2008

		As of / For the Period Ended March 31, 2008

				Nonaccrual as a	Gross Charge-Offs
Residential Acquisition, Development, and Construction Loans			Nonaccrual Loans	Percentage of	as a Percentage of
(ADC) by State of Origination	Total Outstandings	Percentage of Total	and Leases	Outstandings	Outstandings
			(Dollars in millions)

North Carolina	$2,925	33.4%	$19.66%		.02%
Georgia	1,722	19.6	94	5.49	.94
Virginia	1,422	16.2	34	2.43	.24
Florida	942	10.8	46	4.87	-
South Carolina	684	7.8	11	1.62	.01
Tennessee	282	3.2	10	3.45	-
Washington, D.C.	264	3.0	-	-	-
Kentucky	222	2.5	9	4.12	.03
West Virginia	154	1.8	7	4.32	2.50
Maryland	151	1.7	11	7.14	-
Total	$8,768	100.0%	$241	2.75%	.27%

NOTES:	(1) Commercial real estate loans (CRE) are defined as loans to finance non-owner occupied real property where the primary repayment source is the sale or rental/lease of the real property. Definition is based on internal classification.
(2) Other CRE loans consist primarily of non-residential income producing CRE loans. C&I loans secured by real property are excluded.

Table 4-2
Real Estate Lending Portfolio Credit Quality and Geographic Distribution
Residential Mortgage Portfolio

	As of / For the Period Ended March 31, 2008

			Construction/
Mortgage Loans	Prime	ALT -A	Permanent	Subprime (1)
		(Dollars in millions, except average loan size)

Total loans outstanding	$12,153	$3,295	$1,785	$571

Average loan size (in thousands)	190	325	313	68
Average credit score	717	734	734	606

Percentage of total loans	12.9%	3.5%	1.9%	.6%
Percentage that are first mortgages	99.7	99.7	98.7	82.0

Nonaccrual loans and leases as a percentage of category	.74	1.25	2.27	3.95
Gross charge-offs as a percentage of category	.08	.24	.12	.93

	As of / For the Period Ended March 31, 2008

			Nonaccrual as a	Gross Charge-Offs
	Total Mortgages		Percentage of	as a Percentage of
Residential Mortgage Loans by State	Outstanding (1)	Percentage of Total	Outstandings	Outstandings
		(Dollars in millions)

North Carolina	$4,387	24.7%	.37%	.04%
Virginia	3,620	20.3	.75	.14
Florida	2,657	14.9	2.74	.23
Maryland	1,894	10.6	1.12	.05
South Carolina	1,665	9.4	.46	.04
Georgia	1,600	9.0	2.25	.32
West Virginia	395	2.2	.73	.05
Kentucky	360	2.0	.48	.15
Tennessee	257	1.4	.25	-
Washington, D.C.	191	1.1	.32	-
Other	778	4.4	.91	.72
Total	$17,804	100.0%	1.09%	.14%

NOTES: (1) Includes $358 million in loans originated by Lendmark Financial Services, which are disclosed as a part of the specialized lending category.

BB&T Corporation                     Page 39                First Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2008

Table 4-3
Real Estate Lending Portfolio Credit Quality and Geographic Distribution
Home Equity Portfolio (1)

	As of / For the Period Ended
	March 31, 2008

Home Equity Loans & Lines	Home Equity Loans	Home Equity Lines
	(Dollars in millions,
	except average loan size)
Total loans outstanding	$9,832	$4,683
Average loan size (in thousands) (2)	47	33
Average credit score	724	757
Percentage of total loans	10.5%	5.0%
Percentage that are first mortgages	77.1	22.8
Nonaccrual loans and leases as a percentage of category	.47	.26
Gross charge-offs as a percentage of category	.40	.68

	As of / For the Period Ended March 31, 2008

	Total Home Equity		Nonaccrual as a	Gross Charge-Offs
	Loans and Lines		Percentage of	as a Percentage of
Home Equity Loans and Lines by State	Outstanding	Percentage of Total	Outstandings	Outstandings
		(Dollars in millions)

North Carolina	$5,101	35.1%	.39%	.20%
Virginia	3,206	22.1	.19	.65
South Carolina	1,438	9.9	.49	.26
Georgia	1,142	7.9	.52	.81
West Virginia	891	6.1	.37	.27
Maryland	846	5.8	.34	.22
Florida	720	5.0	.82	2.44
Kentucky	611	4.2	.49	.19
Tennessee	451	3.1	.70	.28
Washington, D.C.	87.6		.55	2.55
Other	22.2		.58	.29
Total	$14,515	100.0%	.40%	.49%

NOTES:	(1) Home equity portfolio is a component of direct retail loans and originated through the BB&T branching network.
(2) Home equity lines without an outstanding balance are excluded from this calculation.

         The residential acquisition, development and construction (ADC) loan portfolio totaled $8.8 billion at March 31, 2008, a slight increase from December 31, 2007. The ADC portfolio is 9.3% of total loans and leases at March 31, 2008. Nonaccrual ADC loans were $241 million at March 31, 2008, an increase of $128 million, compared to $113 million at December 31, 2007.  As a percentage of loans and leases, ADC nonaccruals were 2.75% at March 31, 2008, compared to 1.30% at December 31, 2007. The other component of the commercial real estate portfolio, which is largely office buildings, hotels, warehouses, apartments, rental houses, and shopping centers, totaled $10.1 billion at March 31, 2008. This portion of the portfolio has not shown evidence of material deterioration through the first quarter of 2008.

          The residential mortgage loan portfolio totaled $17.8 billion, a slight decrease from December 31, 2007. As a percentage of loans and leases, residential mortgage loan nonaccruals were 1.09% at March 31, 2008, compared to .71% at December 31, 2007. The prime and Alt-A portfolios totaled $15.4 billion, or 16.4% of total loans and leases, at March 31, 2008. The two portfolios have high average credit scores and the majority of the loans are first mortgages.

Shareholders’ Equity

          Total shareholders’ equity at March 31, 2008 was $12.8 billion, an increase of $210 million compared to $12.6 billion at December 31, 2007. BB&T’s book value per common share at March 31, 2008 was $23.49, compared to $23.14 at December 31, 2007. BB&T’s tangible shareholders’ equity was $7.3 billion at March 31, 2008, compared to $7.1 billion at

BB&T Corporation                     Page 40                First Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2008

December 31, 2007. BB&T’s tangible book value per common share at March 31, 2008 was $13.30 compared to $12.98 at December 31, 2007.

Back to Index

ANALYSIS OF RESULTS OF OPERATIONS

          Consolidated net income for the first quarter of 2008 totaled $428 million, an increase of $7 million, or 1.7%, compared to $421 million earned during the first quarter of 2007. On a diluted per share basis, earnings for the three months ended March 31, 2008 were $.78, an increase of 1.3% compared to $.77 for the same period in 2007. BB&T’s results of operations for the first quarter of 2008 produced an annualized return on average assets of 1.29% and an annualized return on average shareholders’ equity of 13.30%, compared to prior year ratios of 1.41% and 14.81%, respectively.

          The following table sets forth selected financial ratios for the last five calendar quarters.

	Table 5
	Annualized
	Profitability Measures

	2008		2007
	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Return on average assets	1.29%	1.24%	1.37%	1.47%	1.41%
Return on average shareholders' equity	13.30	12.89	14.24	15.18	14.81
Net interest margin (taxable equivalent)	3.54	3.46	3.45	3.55	3.61

Net Interest Income and Net Interest Margin

          Net interest income on an FTE basis was $1.0 billion for the first quarter of 2008 compared to $963 million for the same period in 2007, an increase of $71 million, or 7.4% . For the quarter ended March 31, 2008, average earning assets increased $9.8 billion, or 9.1%, compared to the same period of 2007, while average interest-bearing liabilities increased $10.6 billion, or 11.3%, and the net interest margin decreased from 3.61% in the first quarter of 2007 to 3.54% in the current quarter. The decline in the net interest margin compared to the first quarter of 2007 was caused by a combination of factors. First, the mix of asset growth has shifted from higher-yielding commercial real estate and direct retail loans to lower-yielding mortgage loans and commercial and industrial loans. Second, higher levels of nonaccruals have negatively affected net interest income and the net interest margin. Third, increased liability costs, specifically a shift to higher-cost deposits from lower-cost transaction accounts, contributed to the margin compression. However, beginning in the fourth quarter of 2007, BB&T started to realize the benefits from its liability sensitive balance sheet, which is reflected in the margin improvement over the last two quarters. Management expects that the margin will improve further throughout 2008.

          The following table sets forth the major components of net interest income and the related annualized yields and rates for the first quarter of 2008 compared to the same period in 2007, as well as the variances between the periods caused by changes in interest rates versus changes in volumes.

BB&T Corporation                     Page 41                First Quarter 2008 10-Q

Table 6
FTE Net Interest Income and Rate / Volume Analysis
For the Three Months Ended March 31, 2008 and 2007

	Average Balances		Annualized Yield / Rate		Income/Expense		Increase	Change due to
	2008	2007	2008	2007	2008	2007	(Decrease)	Rate	Volume
	(Dollars in millions)
Assets
Securities, at amortized cost (1):
U.S. Treasury securities	$71	$85	4.69%	4.47%	$1	$1	$-	$-	$-
U.S. government-sponsored entity securities (6)	8,666	9,713	4.75	4.39	103	106	(3)	9	(12)
Mortgage-backed securities	9,777	8,208	5.14	5.09	126	105	21	1	20
States and political subdivisions	1,413	547	6.32	6.85	22	9	13	(1)	14
Other securities	2,603	2,377	5.93	7.03	38	42	(4)	(7)	3
Trading securities	884	942	5.89	5.89	13	14	(1)	-	(1)
Total securities (5)	23,414	21,872	5.18	5.06	303	277	26	2	24
Other earning assets (2)	1,282	840	3.41	4.96	11	10	1	(4)	5
Loans and leases, net
of unearned income (1)(3)(4)	92,718	84,894	6.95	7.73	1,604	1,622	(18)	(171)	153

Total earning assets	117,414	107,606	6.56	7.17	1,918	1,909	9	(173)	182

Non-earning assets	16,011	13,448

Total assets	$133,425	$121,054

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-checking	$2,301	$2,206	1.76	2.38	10	13	(3)	(3)	-
Other client deposits	34,851	33,393	2.11	2.82	183	232	(49)	(61)	12
Client certificates of deposit	27,061	25,076	4.30	4.60	289	284	5	(19)	24
Other interest-bearing deposits	9,694	8,902	3.38	5.35	82	118	(36)	(46)	10

Total interest-bearing deposits	73,907	69,577	3.07	3.77	564	647	(83)	(129)	46
Federal funds purchased, securities sold
under repurchase agreements and
short-term borrowed funds (1)	10,760	7,627	3.50	4.61	94	87	7	(24)	31
Long-term debt	19,201	16,086	4.73	5.32	226	212	14	(25)	39

Total interest-bearing liabilities	103,868	93,290	3.42	4.11	884	946	(62)	(178)	116

Noninterest-bearing deposits	12,676	12,946
Other liabilities	3,952	3,296
Shareholders' equity	12,929	11,522

Total liabilities and
shareholders' equity	$133,425	$121,054
Average interest rate spread			3.14	3.06
Net interest margin			3.54%	3.61%	$1,034	$963	$71	$5	$66

Taxable equivalent adjustment					$17	$18

(1)	Yields are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, and other earning assets.
(3)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5)	Includes securities available for sale at amortized cost and trading securities at estimated fair value.
(6)	Includes stock issued by the FHLB of Atlanta.

BB&T Corporation                     Page 42                First Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2008

Provision for Credit Losses

          The provision for credit losses totaled $223 million for the first quarter of 2008, compared to $71 million for the first quarter of 2007. The increase in the provision for credit losses was driven primarily by challenges in residential real estate markets with the largest concentration of credit issues occurring in Georgia, Florida, and metro Washington D.C. Net charge-offs have risen in recent periods as a result of a weakening economy and more distress by borrowers.

          Net charge-offs were .54% of average loans and leases for the first quarter of 2008 compared to .29% of average loans and leases for the same period in 2007. The allowance for loan and lease losses was 1.19% of loans and leases held for investment and was 1.44x total nonaccrual and restructured loans and leases at March 31, 2008, compared to 1.06% and 3.24x, respectively, at March 31, 2007.

Noninterest Income

          Noninterest income as a percentage of total revenues has increased in recent years due to BB&T’s emphasis on growing its fee-based businesses. Fee-based service revenues lessen BB&T’s dependence on traditional spread-based interest income and are a relatively stable revenue source during periods of changing interest rates. Noninterest income for the three months ended March 31, 2008 totaled $771 million, compared to $652 million for the same period in 2007, an increase of $119 million, or 18.3% . The overall growth in noninterest income also reflects the impact of acquisitions.

          Insurance commissions, which are BB&T’s largest source of noninterest income, totaled $212 million for the first quarter of 2008, an increase of $15 million, or 7.6%, compared to the same three-month period of 2007. The increase in insurance revenues for the first quarter of 2008 compared to the corresponding period of 2007 was primarily attributable to new products introduced during the second half of 2007. This growth also includes the impact from acquisitions and divestitures completed during 2008 and 2007.

          Service charges on deposits totaled $154 million for the first quarter of 2008, an increase of $16 million, or 11.6%, compared to the first quarter of 2007. This increase in revenues was primarily attributable to growth from overdraft fees compared to the same periods last year. During the first quarter of 2008, BB&T opened 36 thousand net new deposit accounts, which also contributed to the growth in service charges.

          Investment banking and brokerage fees and commissions totaled $86 million for the first quarter of 2008, an increase of $4 million, or 4.9%, from $82 million earned in the first quarter of 2007. The increase in fees and commissions during the first quarter was primarily attributable to increased sales by BB&T Investment Services.

          Mortgage banking income totaled $59 million in the first quarter of 2008, an increase of $29 million, compared to $30 million earned in the first quarter of 2007. BB&T adopted SFAS No. 159 for the majority of loans originated for sale after January 1, 2008, and implemented the

BB&T Corporation                     Page 43                First Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2008

provisions of SAB 109. As a result of the adoption of both standards, mortgage banking income increased $31 million. Of the $31 million increase relating to the adoption of these accounting standards, approximately $16 million relates to the elimination of the provisions of SFAS No. 91 on loans accounted for at fair value and resulted in a corresponding increase in personnel expense. The increase in commercial mortgage banking income of $7 million is due to the acquisition of Collateral Real Estate Capital, LLC in November 2007.

          The following table provides a breakdown of the various components of mortgage banking income and other statistical information for the first quarters of 2008 and 2007:

Table 7
Mortgage Banking Income and Related Statistical Information

	For the Three Months Ended
	March 31,
Mortgage Banking Income	2008	2007
	(Dollars in millions)

Residential mortgage production income	$38	$13

Residential Mortgage Servicing:
Residential mortgage servicing fees	32	29

Residential mortgage servicing rights (decrease) increase in
fair value due to change in valuation inputs or assumptions	(84)	7
Mortgage servicing rights derivative gains	82	(3)
Net	(2)	4
Realization of expected residential mortgage servicing rights
cash flows	(23)	(23)
Total residential mortgage servicing income	7	10
Total residential mortgage banking income	45	23
Commercial mortgage banking income	14	7
Total mortgage banking income	$59	$30

	As of / For the Three Months Ended
	March 31,
Mortgage Banking Statistical Information	2008	2007
	(Dollars in millions)

Residential mortgage originations	$4,393	$2,461
Residential mortgage loans serviced for others	33,323	28,647
Residential mortgage loan sales	2,647	1,558

Commercial mortgage originations	$867	$516
Commercial mortgage loans serviced for others	21,070	9,316

          Other nondeposit fees and commissions, including bankcard fees and checkcard fees, totaled $128 million for the first quarter of 2008, an increase of $14 million, or 12.3%, compared to the first quarter of 2007. The principal drivers of the first quarter increase were debit and check card related service fees and bankcard income, which increased by $5 million and $6

BB&T Corporation                     Page 44                First Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2008

million, respectively, compared to the same period in 2007. These increases were due to increased purchase volumes as clients continue to migrate toward electronic forms of payment.

          Other income, including income from bank-owned life insurance, totaled $49 million for the first quarter of 2008, a decrease of $13 million, or 21.0%, compared to the first quarter of 2007. The decrease in 2008 primarily resulted from a decline of $15 million in bank-owned life insurance primarily resulting from a valuation adjustment that resulted from a decline in the underlying assets of certain bank-owned life insurance policies. In addition, BB&T experienced reductions in revenues of $6 million from trading activities and $6 million related to the adoption and implementation of fair value accounting. The decline compared to the first quarter of 2007 was also a result of a prior-period sale of an insurance operation, which produced a gain of $19 million last year. These decreases were partially offset by a $33 million gain related to the initial public offering by Visa Inc.

          Securities gains totaled $43 million for the three months ended March 31, 2008, resulting from the sale of $4.2 billion of available-for-sale securities, which allowed reinvestment at higher rates of return with no additional credit risk. During the first quarter of 2007, securities losses totaled $11 million.

Noninterest Expense

          Noninterest expenses totaled $936 million for the first quarter of 2008, compared to $883 million for the same period a year ago, an increase of $53 million, or 6.0% . The overall growth in noninterest expense also reflects the impact of acquisitions.

          Personnel expense, the largest component of noninterest expense, was $547 million for the current quarter compared to $524 million for the same period in 2007, an increase of $23 million, or 4.4% . This increase was primarily attributable to an increase in salaries and wages of $19 million and a $16 million increase related to the implementation of the Fair Value Option for mortgage banking operations. These increases were partially offset by a decrease in equity-based compensation of $12 million.

          Occupancy and equipment expense for the three months ended March 31, 2008 totaled $123 million, compared to $116 million for the first quarter of 2007, representing an increase of $7 million, or 6.0% . The increase for the first quarter of 2008 was primarily related to additional rent in connection with de novo branches, acquisitions and renewals of existing leases.

          Other noninterest expenses, including professional services, loan processing expenses and amortization of intangibles, totaled $261 million for the current quarter, an increase of $24 million, or 10.1%, compared to the same period of 2007. The increase was primarily attributable to an increase of $6 million in professional services expense, $5 million in loan processing expense and $6 million in foreclosed property expense compared to the first quarter of 2007. These increases were partially offset by the reversal of an accrual of $14 million related to the litigation associated with BB&T’s ownership interest in Visa Inc.

BB&T Corporation                     Page 45                First Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2008

Merger-Related and Restructuring Activities

           BB&T has incurred certain merger-related and restructuring expenses, primarily in connection with business combinations. Merger-related and restructuring expenses or credits include severance and personnel-related costs or credits, which typically occur in corporate support and data processing functions, occupancy and equipment charges or credits, which relate to costs or gains associated with lease terminations, obsolete equipment write-offs, and the sale of duplicate facilities and equipment, and other merger-related and restructuring charges or credits, which include expenses necessary to convert and combine the acquired branches and operations of merged companies, direct media advertising related to the acquisitions, asset and supply inventory write-offs, litigation accruals, and other similar charges. Merger-related and restructuring charges during the first quarters of 2008 and 2007 were $5 million and $6 million, respectively.

          At March 31, 2008 and December 31, 2007, there were $14 million and $16 million, respectively, of merger-related and restructuring accruals. In general, a major portion of accrued costs are utilized in conjunction with or immediately following the systems conversion, when most of the duplicate positions are eliminated and the terminated employees begin to receive severance. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger and restructuring accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at March 31, 2008 are expected to be utilized during 2008, unless they relate to specific contracts that expire in later years.

Provision for Income Taxes

          The provision for income taxes totaled $201 million for the first quarter of 2008, a decrease of $21 million compared to the same period of 2007, primarily due to increased tax reserves recorded in the first quarter of 2007 as a result of the adoption of FIN 48. BB&T’s effective income tax rates for the first quarters of 2008 and 2007 were 32.0% and 34.5%, respectively.

           BB&T has extended credit to and invested in the obligations of states and municipalities and their agencies, and has made other investments and loans that produce tax-exempt income. The income generated from these investments, together with certain other transactions that have favorable tax treatment, have reduced BB&T’s overall effective tax rate from the statutory rate in 2008 and 2007.

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

BB&T Corporation                     Page 46                First Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2008

examinations may alter the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. In this regard, the Internal Revenue Service (“IRS”) disallowed certain deductions taken by BB&T on leveraged lease transactions during 1997-2002. In 2004, BB&T filed a lawsuit against the IRS to pursue a refund of amounts assessed by the IRS related to a leveraged lease transaction entered into during 1997. On January 4, 2007, the United States Middle District Court of North Carolina issued a summary judgment in favor of the IRS related to BB&T’s lawsuit. BB&T filed a notice of appeal with the United States Appeals Court for the Fourth Circuit, based in Richmond, Virginia. On April 29, 2008, the United States Appeals Court for the Fourth Circuit affirmed the lower court’s decision.

          BB&T paid $1.2 billion to the IRS during the first quarter of 2007. This payment represented the total tax and interest due on leveraged lease transactions for all open years. The tax paid relates to differences in the timing of income recognition and deductions for income tax purposes for which deferred taxes had been previously provided.

          Management has consulted with outside counsel and continues to believe that BB&T’s treatment of its leveraged lease transactions was appropriate and in compliance with the tax laws and regulations applicable to the years examined. BB&T’s management is currently considering its legal options.

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

BB&T Corporation                     Page 47                First Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2008

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

          The asset/liability management process requires a number of key assumptions. Management determines the most likely outlook for the economy and interest rates by analyzing external factors, including published economic projections and data, the effects of likely monetary and fiscal policies, as well as any enacted or prospective regulatory changes. BB&T’s current and prospective liquidity position, current balance sheet volumes and projected growth, accessibility of funds for short-term needs and capital maintenance are also considered. This data is combined with various interest rate scenarios to provide management with the information necessary to analyze interest sensitivity and aid in the development of strategies to reach performance goals.

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

BB&T Corporation                     Page 48                First Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2008

          During the first quarter of 2008, the Market Risk and Liquidity Committee revised its policy for measuring interest sensitivity to align more with peers. The new parameters for asset/liability management prescribe a maximum negative impact on interest sensitive income of 2% for the next 12 months for a linear increase of 100 basis points for four months followed by a flat interest rate scenario for the remaining eight month period, and a maximum negative impact of 4% for a linear increase of 200 basis points for eight months followed by a flat interest rate scenario for the remaining four month period. Previously, management’s policy was a maximum negative impact on interest sensitive income of 3% for the next 12 months for a linear increase of 150 basis points for six months followed by a flat interest rate scenario for the remaining six month period, and a maximum negative impact of 6% for a linear increase of 300 basis points for 12 months. Management was not able to model a negative 300 basis point decline in the current period, because this would have resulted in a fed funds rate of less than zero.

Table 8
Interest Sensitivity Simulation Analysis
Interest Rate Scenario			Annualized Hypothetical
			Percentage Change in
Linear	Prime Rate		Net Interest Income
Change in	March 31,		March 31,
Prime Rate	2008	2007	2008		2007

3.00%	8.25%	11.25%	(1.56	) %	(3.22	) %
2.00	7.25	10.25	(0.87)		NA
1.50	6.75	9.75	(0.99)		(2.25)
1.00	6.25	9.25	(0.55)		NA
No Change	5.25	8.25	-		-
(1.00)	4.25	7.25	(1.02)		NA
(1.50)	3.75	6.75	(1.96)		1.65
(2.00)	3.25	6.25	(2.29)		NA
(3.00)	2.25	5.25	NA		1.97

          BB&T has become less liability sensitive over the course of the first quarter. This is due to both changes in balance sheet mix and derivative positions that were designed to reduce BB&T's rate sensitivity. The interest sensitive position is fairly balanced and reflects slightly negative exposure to down rates if rates move in a parallel fashion, and slightly positive exposure if rates move down in accordance with the market based forward curve. Although BB&T's model indicates that the company is not liability sensitive given a parallel change in rates, the company expects to continue to benefit from its recent liability sensitive position due to the continued repricing of its liability portfolio relative to its assets.

Derivative Financial Instruments

          BB&T utilizes a variety of financial instruments to manage various financial risks. These instruments, commonly referred to as derivatives, primarily consist of interest-rate swaps,

BB&T Corporation                     Page 49                First Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2008

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

          Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties. Notional amounts do not represent amounts to be exchanged between parties, and are not a measure of financial risk. On March 31, 2008, BB&T had derivative financial instruments outstanding with notional amounts totaling $57.9 billion. The estimated net fair value of open contracts was $380 million at March 31, 2008. This compares to $47.2 billion of notional amounts with a fair value of $181 million outstanding at December 31, 2007. The majority of the increase in notional amounts was due to the addition of $6.0 billion in derivatives related to mortgage banking operations. The $199 million increase in the fair value of derivatives between December 31, 2007 and March 31, 2008 was primarily the result of changes in fair value of derivatives hedging long-term debt.

          Credit risk related to derivatives arises when amounts receivable from a counterparty exceed amounts payable. Because the notional amount of the instruments only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T deals only with derivatives dealers that are national market makers with strong credit ratings in its derivatives activities. BB&T further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. In addition, certain counterparties are required to provide collateral to BB&T when their unsecured loss positions exceed certain negotiated limits. All of the derivative contracts to which BB&T is a party settle monthly, quarterly or semiannually. Further, BB&T frequently has netting agreements with the dealers with which it does business. Because of these factors, BB&T’s credit risk exposure related to derivative contracts at March 31, 2008 was not material.

BB&T Corporation                     Page 50                First Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2008

          The following tables set forth certain information concerning BB&T’s derivative financial instruments at March 31, 2008 and December 31, 2007:

Table 9-1
Derivative Classifications and Hedging Relationships

	March 31, 2008
	Notional	Fair Value
	Amount	Gain	Loss
	(Dollars in Millions)

Derivatives Designated as Cash Flow Hedges:
Hedging business loans	$1,619	$30	$-
Hedging short term funding	2,630	-	(38)
Hedging medium term bank notes and FHLB advances	3,434	1	(24)

Derivatives Designated as Fair Value Hedges:
Hedging long-term debt	8,300	347	-
Hedging municipal securities	446	-	(60)

Derivatives not designated as hedges	41,496	436	(312)
Total	$57,925	$814	$(434)

	December 31, 2007
	Notional	Fair Value
	Amount	Gain	Loss
	(Dollars in Millions)

Derivatives Designated as Cash Flow Hedges:
Hedging business loans	$2,119	$20	$-
Hedging short term funding	1,750	-	(14)
Hedging medium term bank notes and FHLB advances	2,934	-	(8)

Derivatives Designated as Fair Value Hedges:
Hedging long-term debt	8,300	148	(6)
Hedging municipal securities	446	-	(33)

Derivatives not designated as hedges	31,648	241	(167)
Total	$47,197	$409	$(228)

BB&T Corporation                     Page 51                First Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2008

Table 9-2
Derivative Financial Instruments

	March 31, 2008		December 31, 2007
		Estimated		Estimated
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
		(Dollars in Millions)

Receive fixed swaps	$13,282	$604	$12,564	$266
Pay fixed swaps	7,678	(313)	6,393	(154)
Forward starting receive fixed swaps	2,750	56	2,326	70
Forward starting pay fixed swaps	2,647	(43)	1,099	(17)
Other swaps	6,918	-	5,457	(10)
Caps, floors and collars	3,460	7	3,650	16
Foreign exchange contracts	224	-	227	-
Futures contracts	7,096	(3)	8,690	(3)
Treasury forwards	41	-	10	-
Interest rate lock commitments	2,713	14	1,203	2
Forward commitments	3,503	(20)	2,028	(10)
Swaptions	4,109	54	1,741	21
When-issued securities and forward rate agreements	3,188	20	1,703	-
Options on contracts purchased and sold	316	4	106	-
Total	$57,925	$380	$47,197	$181

Contractual Obligations, Commitments, Contingent Liabilities, Off-Balance Sheet Arrangements and Related Party Transactions

          BB&T utilizes a variety of financial instruments to meet the financial needs of its clients and reduce exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, options written, standby letters of credit and other financial guarantees, interest-rate caps, floors and collars, interest-rate swaps, swaptions, when-issued securities and forward and futures contracts. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2007 for discussion with respect to BB&T’s quantitative and qualitative disclosures about its fixed and determinable contractual obligations. Items disclosed in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2007 have not materially changed since that report was filed. A discussion of BB&T’s derivative financial instruments is included in the “Derivative Financial Instruments” section herein.

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

BB&T Corporation                     Page 52                First Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2008

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

          Financial holding companies and their bank subsidiaries are subject to regulatory requirements with respect to risk-based capital adequacy. Capital adequacy is an important indicator of financial stability and performance. Risk-based capital ratios measure capital as a percentage of a combination of risk-weighted balance sheet and off-balance sheet risk. The risk-weighted values of both balance sheet and off-balance sheet items are determined in accordance with risk factors specified by federal bank regulatory pronouncements. Please refer to the section titled “Capital” in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2007, for additional information with regard to BB&T’s capital requirements.

          BB&T’s regulatory and tangible capital ratios for the last five calendar quarters are set forth in the following table. The increase in BB&T’s regulatory capital in the second quarter of 2007 was largely due to the issuance of $600 million in Tier 1 qualifying capital securities.

BB&T Corporation                     Page 53                First Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2008

Table 10
Capital Ratios

	2008	2007
	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Risk-based capital ratios:
Tier 1 capital	9.0%	9.1%	9.3%	9.4%	8.7%
Total capital	14.1	14.2	14.5	14.7	13.9
Tier 1 leverage ratio	7.3	7.2	7.3	7.5	6.9
Tangible capital ratio	5.6	5.6	5.5	5.5	5.5

     Share Repurchase Activity

          BB&T has periodically repurchased shares of its own common stock. In accordance with North Carolina law, repurchased shares cannot be held as treasury stock, but revert to the status of authorized and unissued shares upon repurchase.

          On June 27, 2006, BB&T’s Board of Directors granted authority under a new plan (the “2006 Plan”) for the repurchase of up to 50 million shares of BB&T’s common stock as needed for general corporate purposes. The 2006 Plan also authorizes the repurchase of the remaining shares from the previous authorization. The 2006 Plan remains in effect until all the authorized shares are repurchased unless modified by the Board of Directors. No shares were repurchased in connection with the 2006 Plan during the first quarter of 2008.

Table 11
Share Repurchase Activity

	2008
				Maximum Remaining
				Number of Shares
	Total	Average	Total Shares Purchased	Available for Repurchase
	Shares	Price Paid	Pursuant to	Pursuant to
	Repurchased (1)	Per Share (2)	Publicly-Announced Plan	Publicly-Announced Plan
	(Shares in Thousands)
January 1-31	-	$-	-	44,139
February 1-29	27	34.61	-	44,139
March 1-31	2	34.33	-	44,139
Total	29	$34.56	-	44,139

(1) Repurchases reflect shares exchanged or surrendered in connection with the exercise of equity-based awards under BB&T's equity-based compensation plans.
(2) Excludes commissions.

Back to Index

BB&T Corporation                     Page 54                First Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2008

SEGMENT RESULTS

                BB&T’s operations are divided into seven reportable business segments: the Banking Network, Residential Mortgage Banking, Sales Finance, Specialized Lending, Insurance Services, Financial Services and Treasury. These operating segments have been identified based primarily on BB&T’s organizational structure. See Note 10 “Operating Segments” in the notes to the consolidated financial statements contained herein for additional disclosures related to BB&T’s reportable business segments. Fluctuations in noninterest income and noninterest expense incurred directly by the operating segments are more fully described in the sections titled “Noninterest Income” and “Noninterest Expense” of this discussion and analysis. The following table reflects the net income (loss) for each of BB&T’s operating segments for the three month periods ended March 31, 2008 and 2007, respectively.

BB&T Corporation
Reportable Segments

	For the Three Months Ended
	March 31, 2008	March 31, 2007
	(Dollars in Millions)

Banking Network	$379	$376
Residential Mortgage Banking	46	31
Sales Finance	9	8
Specialized Lending	1	19
Insurance Services	19	32
Financial Services	24	13
Treasury	43	(25)
All Other Segments	(2)	(7)
Parent/Reconciling Items	(91)	(26)
BB&T Corporation	$428	$421

          The $15 million increase in net income attributable to the Residential Mortgage Banking segment was due to the adoption of fair value accounting for the loans held for sale portfolio and increased net interest income from growth in mortgage loans held for investment. The decline of $18 million in the Specialized Lending segment was largely due to higher provision for loan and lease loss expense, as net losses in these portfolios were higher in the first quarter of 2008 compared to the same period last year. The decline of $13 million in the Insurance Services segment was largely due to a pre-tax gain of $19 million earned in the prior period on the sale of an insurance operation. The increase of $11 million in net income attributable to the Financial Services segment was primarily the result of strong performance from the corporate banking division, which focuses on meeting the financial needs of large commercial clients along with the management of BB&T’s client interest-rate derivatives program. The increase of $68 million in net income in the Treasury segment was primarily a result of securities gains of $43 million earned in the current quarter compared to $11 million of losses in the same period last year. In addition, the Treasury segment benefited from the decline in short term rates, which reduced liability costs.

Back to Index

BB&T Corporation                     Page 55                First Quarter 2008 10-Q

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

Back to Index

BB&T Corporation                     Page 56                First Quarter 2008 10-Q

Item 1A. Risk Factors

          There have been no material changes from the risk factors disclosed in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2007. These risks could materially affect our business, financial condition or future results, and are not the only risks we face. Additional risks and uncertainties not currently known to us or that we have deemed to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

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

Back to Index

BB&T Corporation                     Page 57                First Quarter 2008 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BB&T CORPORATION
(Registrant)

Date:	May 8, 2008	By: /s/ Christopher L. Henson
Christopher L. Henson, Senior Executive Vice
President and Chief Financial Officer

Date:	May 8, 2008	By: /s/ Edward D. Vest
Edward D. Vest, Executive Vice President
and Corporate Controller
(Principal Accounting Officer)

Back to Index

BB&T Corporation                     Page 58                First Quarter 2008 10-Q

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

Back to Index

BB&T Corporation                     Page 59                First Quarter 2008 10-Q