Form 10-Q
period 2008-06-30
BB&T CORP
filed 2008-08-07
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

June 30, 2008

Commission file number: 1-10853

BB&T CORPORATION

(Exact name of registrant as specified in its charter)

North Carolina	56-0939887
(State of Incorporation)	(I.R.S. Employer Identification No.)

200 West Second Street
Winston-Salem, North Carolina	27101
(Address of Principal Executive Offices)	(Zip Code)

(336) 733-2000
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

At July 31, 2008, 549,489,664 shares of the registrant's common stock, $5 par value, were outstanding.

BB&T Corporation                     Page 1                Second Quarter 2008 10-Q

Item 1. Financial Statements

BB&T CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share data, shares in thousands)

	June 30,	December 31,
	2008	2007

Assets
Cash and due from banks	$1,888	$2,050
Interest-bearing deposits with banks	577	388
Federal funds sold and securities purchased under resale agreements
or similar arrangements	178	679
Segregated cash due from banks	196	208
Trading securities at fair value	514	1,009
Securities available for sale at fair value	22,657	22,419
Loans held for sale ($1,490 at fair value at June 30, 2008)	1,515	779
Loans and leases, net of unearned income	94,200	90,907
Allowance for loan and lease losses	(1,257)	(1,004)
Loans and leases, net	92,943	89,903

Premises and equipment, net of accumulated depreciation	1,557	1,529
Goodwill	5,306	5,194
Core deposit and other intangible assets	505	489
Residential mortgage servicing rights at fair value	611	472
Other assets	8,018	7,499
Total assets	$136,465	$132,618

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing deposits	$13,567	$13,059
Interest checking	2,542	1,201
Other client deposits	36,871	35,504
Client certificates of deposit	26,801	26,972
Other interest-bearing deposits	8,433	10,030
Total deposits	88,214	86,766
Federal funds purchased, securities sold under repurchase agreements
and short-term borrowed funds	10,804	10,634
Long-term debt	20,556	18,693
Accounts payable and other liabilities	4,091	3,893
Total liabilities	123,665	119,986
Commitments and contingencies (Note 6)
Shareholders' equity:
Preferred stock, $5 par, 5,000 shares authorized, none issued or
outstanding at June 30, 2008 or at December 31, 2007	-	-
Common stock, $5 par, 1,000,000 shares authorized;
546,928 issued and outstanding at June 30, 2008, and
545,955 issued and outstanding at December 31, 2007	2,735	2,730
Additional paid-in capital	3,146	3,087
Retained earnings	7,258	6,919
Accumulated other comprehensive loss, net of deferred income
taxes of $(199) at June 30, 2008 and $(65) at December 31, 2007	(339)	(104)
Total shareholders' equity	12,800	12,632
Total liabilities and shareholders' equity	$136,465	$132,618

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation                     Page 2                Second Quarter 2008 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in millions, except per share data, shares in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest Income
Interest and fees on loans and leases	$1,501	$1,675	$3,096	$3,288
Interest and dividends on securities	283	273	572	541
Interest on short-term investments	6	13	17	23
Total interest income	1,790	1,961	3,685	3,852

Interest Expense
Interest on deposits	455	639	1,019	1,286
Interest on federal funds purchased, securities sold under
repurchase agreements and short-term borrowed funds	59	102	147	189
Interest on long-term debt	208	254	434	466
Total interest expense	722	995	1,600	1,941

Net Interest Income	1,068	966	2,085	1,911
Provision for credit losses	330	88	553	159

Net Interest Income After Provision for Credit Losses	738	878	1,532	1,752
Noninterest Income
Insurance income	237	229	449	426
Service charges on deposits	172	151	326	289
Investment banking and brokerage fees and commissions	88	89	174	171
Mortgage banking income	57	31	116	61
Checkcard fees	53	44	99	85
Other nondeposit fees and commissions	47	48	93	91
Trust and investment advisory revenues	38	40	78	80
Bankcard fees and merchant discounts	39	35	75	65
Income from bank-owned life insurance	25	25	38	53
Securities gains (losses), net	10	1	53	(10)
Other income	61	36	97	70
Total noninterest income	827	729	1,598	1,381
Noninterest Expense
Personnel expense	565	540	1,112	1,064
Occupancy and equipment expense	124	117	247	233
Professional services	48	32	85	63
Loan processing expenses	33	29	64	55
Amortization of intangibles	25	26	52	51
Merger-related and restructuring charges, net	1	5	6	11
Other expenses	166	174	332	329
Total noninterest expense	962	923	1,898	1,806
Earnings
Income before income taxes	603	684	1,232	1,327
Provision for income taxes	175	226	376	448
Net income	$428	$458	$856	$879

Per Common Share
Net income:
Basic	$.78	$.84	$1.57	$1.61
Diluted	$.78	$.83	$1.56	$1.60
Cash dividends paid	$.46	$.42	$.92	$.84

Weighted Average Shares Outstanding
Basic	546,628	548,385	546,421	545,136
Diluted	549,758	553,935	549,344	550,556

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation                     Page 3                Second Quarter 2008 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)
(Dollars in millions, except per share data, shares in thousands)

					Accumulated
	Shares of		Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance, January 1, 2007	541,475	$2,707	$2,801	$6,596	$(359)	$11,745
Add (Deduct):
Comprehensive income (loss):
Net income	-	-	-	879	-	879
Unrealized holding gains (losses) arising during the period
on securities available for sale, net of tax of $(71)	-	-	-	-	(96)	(96)
Reclassification adjustment for losses (gains)
on securities available for sale included in net
income, net of tax of $4	-	-	-	-	6	6
Change in unrealized gains (losses) on securities, net of tax	-	-	-	-	(90)	(90)
Change in unrecognized gains (losses) on cash flow hedges,
net of tax of $(2)	-	-	-	-	(4)	(4)
Change in pension and postretirement liability, net of tax	-	-	-	-	(1)	(1)
Foreign currency translation adjustment	-	-	-	-	2	2
Total comprehensive income (loss)	-	-	-	879	(93)	786

Common stock issued:
In purchase acquisitions (1)	8,807	44	356	-	-	400
In connection with stock option exercises
and other employee benefits, net of cancellations	1,666	9	37	-	-	46
Cash dividends declared on common stock, $.88 per share	-	-	-	(482)	-	(482)
Cumulative effect of adoption of FIN 48	-	-	-	(119)	-	(119)
Cumulative effect of adoption of FSP FAS 13-2	-	-	-	(306)	-	(306)
Other, net	-	-	55	-	-	55
Balance, June 30, 2007	551,948	$2,760	$3,249	$6,568	$(452)	$12,125

Balance, January 1, 2008	545,955	$2,730	$3,087	$6,919	$(104)	$12,632
Add (Deduct):
Comprehensive income (loss):
Net income	-	-	-	856	-	856
Unrealized holding gains (losses) arising during the period
on securities available for sale, net of tax of $(128)	-	-	-	-	(213)	(213)
Reclassification adjustment for losses (gains)
on securities available for sale included in net
income, net of tax of $(20)	-	-	-	-	(33)	(33)
Change in unrealized gains (losses) on securities, net of tax	-	-	-	-	(246)	(246)
Change in unrecognized gains (losses) on cash flow hedges,
net of tax of $14	-	-	-	-	13	13
Change in pension and postretirement liability, net of tax	-	-	-	-	(2)	(2)
Total comprehensive income (loss)	-	-	-	856	(235)	621

Common stock issued:
In connection with stock option exercises
and other employee benefits, net of cancellations	959	5	21	-	-	26
Cash dividends declared on common stock, $.93 per share	-	-	-	(509)	-	(509)
Cumulative effect of adoption of EITF 06-4 and EITF 06-10	-	-	-	(8)	-	(8)
Other, net	14	-	38	-	-	38
Balance, June 30, 2008	546,928	$2,735	$3,146	$7,258	$(339)	$12,800

(1) Additional paid-in capital includes the value of replacement stock options issued.

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation                     Page 4                Second Quarter 2008 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	For the Six Months Ended
	June 30,
	2008	2007
Cash Flows From Operating Activities:
Net income	$856	$879
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for credit losses	553	159
Depreciation	93	88
Amortization of intangibles	52	51
Equity-based compensation	38	42
Discount accretion and premium amortization on long-term debt, net	51	61
(Gain) loss on sales of securities, net	(53)	10
Loss (gain) on disposals of premises and equipment, net	2	(4)
Net decrease in trading account securities	495	1,080
Net increase in loans held for sale	(687)	(554)
Increase in other assets, net	(568)	(364)
Increase (decrease) in accounts payable and other liabilities, net	268	(1,062)
Decrease (increase) in segregated cash due from banks	12	(35)
Other, net	(61)	(15)
Net cash provided by operating activities	1,051	336

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	5,236	1,318
Proceeds from maturities, calls and paydowns of securities available for sale	3,089	4,425
Purchases of securities available for sale	(8,910)	(7,010)
Originations and purchases of loans and leases, net of principal collected	(3,832)	(2,698)
Net cash (paid) acquired in business combinations	(146)	45
Proceeds from disposals of premises and equipment	2	15
Purchases of premises and equipment	(107)	(126)
Proceeds from sales of foreclosed property or other real estate held for sale	61	46
Other, net	95	-
Net cash used in investing activities	(4,512)	(3,985)

Cash Flows From Financing Activities:
Net increase in deposits	1,448	2,137
Net increase (decrease) in federal funds purchased, securities sold under repurchase agreements
and short-term borrowed funds	170	(308)
Proceeds from issuance of long-term debt	3,385	4,902
Repayment of long-term debt	(1,539)	(2,683)
Net proceeds from common stock issued	26	46
Cash dividends paid on common stock	(503)	(455)
Excess tax benefit from equity-based awards	-	13
Net cash provided by financing activities	2,987	3,652

Net (Decrease) Increase in Cash and Cash Equivalents	(474)	3
Cash and Cash Equivalents at Beginning of Period	3,117	2,712
Cash and Cash Equivalents at End of Period	$2,643	$2,715

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
Interest	$1,650	$1,896
Income taxes	528	1,725

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

BB&T Corporation                     Page 5                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2008

NOTE 1. Basis of Presentation

     General

          In the opinion of management, the accompanying unaudited Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders’ Equity, and Consolidated Statements of Cash Flows of BB&T Corporation and subsidiaries (referred to herein as “BB&T”, “the Corporation” or “the Company”), present fairly, in all material respects, BB&T’s financial position at June 30, 2008 and December 31, 2007, BB&T’s results of operations for the three and six month periods ended June 30, 2008 and 2007, and BB&T’s changes in shareholders’ equity and cash flows for the six month periods ended June 30, 2008 and 2007. In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made. All adjustments during the first six months of 2008 and 2007 were of a normal recurring nature.

          These consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the financial statements and footnotes included in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2007 should be referred to in connection with these unaudited interim consolidated financial statements.

     Nature of Operations

          BB&T is a financial holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its operations primarily through its subsidiary, Branch Banking and Trust Company (“Branch Bank”), which has branches in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Tennessee, Kentucky, Florida, Alabama, Indiana and Washington, D.C. Branch Bank provides a wide range of banking services to individuals and businesses, and offers a variety of loans to businesses and consumers. Such loans are made primarily to individuals residing in the market areas described above or to businesses located within BB&T’s geographic footprint. Branch Bank also markets a wide range of deposit services to individuals and businesses. Branch Bank offers, either directly, or through its subsidiaries, lease financing to businesses and municipal governments; factoring; discount brokerage services, annuities and mutual funds; life insurance, property and casualty insurance, health insurance and commercial general liability insurance on an agency basis and through a wholesale insurance brokerage operation; insurance premium financing; permanent financing arrangements for commercial real estate; loan servicing for third-party investors; direct consumer finance loans to individuals; and trust services. The direct nonbank subsidiaries of BB&T provide a variety of financial services including automobile lending, equipment financing, full-service securities brokerage, payroll processing, asset management and capital markets services.

     Principles of Consolidation

          The consolidated financial statements of BB&T include the accounts of BB&T Corporation and those subsidiaries that are majority owned by BB&T and over which BB&T exercises control. In consolidation, all significant intercompany accounts and transactions are

BB&T Corporation                     Page 6                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2008

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

BB&T Corporation                     Page 7                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2008

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

          In November 2007, the Securities and Exchange Commission (“SEC”) Staff issued Staff Accounting Bulletin No. 109 “Written Loan Commitments Recorded at Fair Value through Earnings,” (“SAB No. 109”), which supersedes the guidance previously issued in SAB No. 105 “Application of Accounting Principles to Loan Commitments” (“SAB No. 105”). SAB No. 109 expresses the current view of the Staff that the expected net future cash flows related to the

BB&T Corporation                     Page 8                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2008

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

          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” (“SFAS No. 160”). SFAS No. 160 requires that a noncontrolling interest in a subsidiary be accounted for as equity in the consolidated statement of financial position and that net income include the amounts for both the parent and the noncontrolling interest, with a separate amount presented in the income statement for the noncontrolling interest share of net income. SFAS No. 160 also expands the disclosure requirements and provides guidance on how to account for changes in the ownership interest of a subsidiary. SFAS No. 160 is effective prospectively for BB&T on January 1, 2009, except for the presentation and disclosure provisions that will be applied retrospectively for all periods presented. Management does not expect the adoption of SFAS No. 160 to be material to the consolidated financial statements.

          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133,” (“SFAS No. 161”). SFAS No. 161 requires that an entity provide enhanced disclosures related to derivative and hedging activities. SFAS No. 161 is effective for BB&T on January 1, 2009.

          In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R). FSP No. 142-3 is effective for BB&T on January 1, 2009, and applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The adoption of FSP No. 142-3 is not expected to have a material impact on BB&T’s consolidated financial statements.

BB&T Corporation                     Page 9                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2008

          In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Management does not expect the adoption of the provisions of SFAS No. 162 to have any impact on the consolidated financial statements.

     NOTE 2. Business Combinations and Intangible Assets

     Acquisitions

          During the first six months of 2008, BB&T acquired six insurance agencies. Approximately $90 million in goodwill and $65 million of identifiable intangibles were recorded in connection with these transactions.

     Goodwill and Other Intangible Assets

          The changes in the carrying amount of goodwill attributable to each of BB&T’s operating segments for the six months ended June 30, 2008 are as follows:

	Goodwill Activity by Operating Segment
		Residential
	Banking	Mortgage	Sales	Specialized	Insurance	Financial	All
	Network	Banking	Finance	Lending	Services	Services	Other	Total
	(Dollars in millions)

Balance, January 1, 2008	$4,035	$7	$93	$100	$741	$192	$26	$5,194
Acquisitions	-	-	-	-	90	-	-	90
Contingent consideration	-	-	-	-	22	-	-	22
Other adjustments	2	-	-	(2)	-	-	-	-
Balance, June 30, 2008	$4,037	$7	$93	$98	$853	$192	$26	$5,306

           The following table presents the gross carrying amounts and accumulated amortization for BB&T’s identifiable intangible assets subject to amortization at the dates presented:

	Identifiable Intangible Assets
	As of June 30, 2008			As of December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Dollars in millions)
Identifiable intangible assets
Core deposit intangibles	$457	$(305)	$152	$457	$(284)	$173
Other (1)	634	(281)	353	566	(250)	316

Totals	$1,091	$(586)	$505	$1,023	$(534)	$489
(1) Other identifiable intangibles are primarily customer relationship intangibles.

BB&T Corporation                     Page 10                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2008

     NOTE 3. Securities

          The amortized cost and approximate fair values of securities available for sale were as follows:

	June 30, 2008
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(Dollars in millions)
Securities available for sale:
U.S. government-sponsored entities (GSE)	$4,337	$45	$7	$4,375
Mortgage-backed securities issued by GSE	13,938	38	215	13,761
States and political subdivisions	2,056	7	100	1,963
Non-agency mortgage-backed securities	1,641	-	128	1,513
Equity and other securities	1,124	3	82	1,045
Total securities available for sale	$23,096	$93	$532	$22,657

	December 31, 2007
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(Dollars in millions)
Securities available for sale:
U.S. government-sponsored entities (GSE)	$9,792	$50	$35	$9,807
Mortgage-backed securities issued by GSE	8,218	58	55	8,221
States and political subdivisions	1,423	20	51	1,392
Non-agency mortgage-backed securities	1,740	8	28	1,720
Equity and other securities	1,291	7	19	1,279
Total securities available for sale	$22,464	$143	$188	$22,419

          The following tables reflect the gross unrealized losses and fair values of BB&T’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates presented.

	June 30, 2008
	Less than 12 months		12 months or more		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in millions)
Securities:
U.S. government-sponsored entities (GSE)	$1,151	$7	$-	$-	$1,151	$7
Mortgage-backed securities issued by GSE	9,680	192	793	23	10,473	215
States and political subdivisions	1,172	83	140	17	1,312	100
Non-agency mortgage-backed securities	1,015	82	498	46	1,513	128
Equity and other securities	255	60	70	22	325	82
Total temporarily impaired securities	$13,273	$424	$1,501	$108	$14,774	$532

BB&T Corporation                     Page 11                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2008

	December 31, 2007
	Less than 12 months		12 months or more		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(Dollars in millions)
Securities:
U.S. government-sponsored entities (GSE)	$1,537	$16	$3,701	$19	$5,238	$35
Mortgage-backed securities issued by GSE	3,236	39	797	16	4,033	55
States and political subdivisions	354	51	1	-	355	51
Non-agency mortgage-backed securities	1,111	28	24	-	1,135	28
Equity and other securities	412	18	61	1	473	19
Total temporarily impaired securities	$6,650	$152	$4,584	$36	$11,234	$188

          On June 30, 2008, BB&T held certain investment securities having continuous unrealized loss positions for more than 12 months. As of June 30, 2008, the unrealized losses on these securities totaled $108 million. Substantially all of these losses were in mortgage-backed, municipal and corporate securities, all of which were investment grade. The unrealized losses are the result of changes in market interest rates rather than the credit quality of the issuers. At June 30, 2008, BB&T had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Accordingly, BB&T did not recognize any other-than-temporary impairment in connection with these securities during the second quarter of 2008.

     NOTE 4. Loans and Leases

          The following table provides a breakdown of BB&T’s loan portfolio as of June 30, 2008 and December 31, 2007.

	June 30,	December 31,
	2008	2007
	(Dollars in millions)
Loans and leases, net of unearned income:
Commercial loans and leases	$47,790	$44,870
Sales finance	6,266	6,021
Revolving credit	1,667	1,618
Direct retail	15,623	15,691
Residential mortgage loans	17,304	17,467
Specialized lending	5,550	5,240
Loans held for sale	1,515	779
Total loans and leases	$95,715	$91,686

BB&T Corporation                     Page 12                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2008

          An analysis of the allowance for credit losses for the six month periods ended June 30, 2008 and 2007 is presented in the following table:

	For the Six Months Ended
	June 30,
	2008	2007
	(Dollars in millions)

Beginning Balance	$1,015	$888
Allowance for acquired (sold) loans, net	-	16
Provision for credit losses	553	159

Loans and leases charged-off	(326)	(175)
Recoveries of previous charge-offs	31	38
Net loans and leases charged-off	(295)	(137)
Ending Balance	$1,273	$926

Allowance for loan and lease losses	$1,257	$920
Reserve for unfunded lending commitments	16	6
Allowance for credit losses	$1,273	$926

          The following table provides a summary of BB&T’s nonperforming and past due loans as of June 30, 2008 and December 31, 2007.

	June 30,	December 31,
	2008	2007
	(Dollars in millions)

Nonaccrual loans and leases	$1,016	$502

Foreclosed real estate	232	143
Other foreclosed property	53	51
Total foreclosed property	285	194
Total nonperforming assets	$1,301	$696

Loans 90 days or more past due and still accruing (1)	$282	$223

(1) Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase.

BB&T Corporation                     Page 13                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2008

NOTE 5. Long-Term Debt

Long-term debt is summarized as follows:

	June 30,	December 31,
	2008	2007
	(Dollars in millions)
Parent Company
6.50% Subordinated Notes Due 2011 (1,3)	$648	$648
4.75% Subordinated Notes Due 2012 (1,3)	497	496
5.20% Subordinated Notes Due 2015 (1,3)	997	997
4.90% Subordinated Notes Due 2017 (1,3)	366	365
5.25% Subordinated Notes Due 2019 (1,3)	600	600

Branch Bank
Fixed Rate Secured Borrowings Due 2010 (5)	4,000	4,000
Floating Rate Senior Notes Due 2008	500	500
Floating Rate Senior Notes Due 2009	500	500
Floating Rate Subordinated Notes Due 2016 (1)	350	350
Floating Rate Subordinated Notes Due 2017 (1)	300	300
4.875% Subordinated Notes Due 2013 (1,3)	250	249
5.625% Subordinated Notes Due 2016 (1,3)	399	399

Federal Home Loan Bank Advances to Branch Bank (4)
Varying maturities to 2027	9,059	7,210

Junior Subordinated Debt to Unconsolidated Trusts (2)
5.85% BB&T Capital Trust I Securities Due 2035 (3)	514	514
6.75% BB&T Capital Trust II Securities Due 2036	598	598
6.82% BB&T Capital Trust IV Securities Due 2077 (6)	600	600
Other Securities (7)	182	183

Other Long-Term Debt	49	37

Fair value hedge-related basis adjustments	147	147

Total Long-Term Debt	$20,556	$18,693

(1)	Subordinated notes that qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.
(2)	Securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(3)	These fixed rate notes were swapped to floating rates based on LIBOR. At June 30, 2008, the effective rates paid on these borrowings ranged from 2.89% to 3.60%.
(4)	At June 30, 2008, the weighted average cost of these advances was 4.44% and the weighted average maturity was 7.6 years.
(5)	This borrowing is currently secured by automobile loans. The fixed rate was swapped to a floating rate based on LIBOR.
(6)	These securities are fixed rate through June 12, 2037 and then switch to a floating rate based on LIBOR.
(7)	These securities were issued by companies acquired by BB&T. At June 30, 2008, the effective rate paid on these borrowings ranged from 4.48% to 10.07%. These securities have varying maturities through 2035.

BB&T Corporation                     Page 14                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2008

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

          Standby letters of credit and financial guarantees written are unconditional commitments issued by BB&T to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper issuance, bond financing and similar transactions. The credit risk involved in the issuance of these guarantees is essentially the same as that involved in extending loans to clients and as such, the instruments are collateralized when necessary. As of June 30, 2008 and December 31, 2007, BB&T had issued standby letters of credit totaling $4.4 billion and $3.4 billion, respectively. The carrying amount of the liability for such guarantees was $10 million and $5 million at June 30, 2008 and December 31, 2007, respectively.

          A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. These instruments include interest-rate swaps, swaptions, caps, floors, collars, financial forward and futures contracts, when-issued securities, foreign exchange contracts and options written and purchased. BB&T uses derivatives primarily to manage risk related to securities, business loans, Federal Funds purchased, long-term debt, mortgage servicing rights, mortgage banking operations and certificates of deposit. BB&T also uses derivatives to facilitate transactions on behalf of its clients. BB&T held a variety of derivative financial instruments with notional values of $59.8 billion and $47.2 billion at June 30, 2008 and December 31, 2007, respectively. These instruments were in a net gain position of $156 million and $181 million at June 30, 2008 and December 31, 2007, respectively.

          BB&T invests in certain affordable housing and historic building rehabilitation projects throughout its market area as a means of supporting local communities and receives tax credits related to these investments. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. Branch Bank typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. BB&T’s outstanding commitments to fund affordable housing investments totaled $462 million and $444 million at June 30, 2008 and December 31, 2007, respectively. At June 30, 2008, BB&T’s maximum exposure to loss associated with these investments totaled $816 million.

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

BB&T Corporation                     Page 15                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2008

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

          BB&T has sold certain mortgage-related loans that contain recourse provisions. These provisions generally require BB&T to reimburse the investor for a share of any loss that is incurred after the disposal of the property. At June 30, 2008, BB&T had $879 million of residential mortgage loans sold with recourse. In the event of nonperformance by the borrower, BB&T has maximum recourse exposure of approximately $771 million. In addition, BB&T has $2.1 billion in loans serviced for others that were covered by loss sharing agreements. BB&T’s maximum exposure to loss for these loans is approximately $696 million. The majority of these recourse obligations were acquired by BB&T during 2007 in connection with the acquisition of Collateral Real Estate Capital, LLC. Neither BB&T nor the predecessor has incurred any losses related to these recourse provisions.

          BB&T has investments and future funding commitments to certain venture capital funds. As of June 30, 2008, BB&T had investments of $95 million, net of minority interest, related to these ventures and future funding commitments of $231 million. BB&T’s risk exposure relating to such commitments is generally limited to the amount of investments and future funding commitments made.

BB&T Corporation                     Page 16                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2008

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

     The following tables summarize the components of net periodic benefit cost recognized for BB&T’s pension plans for the three and six month periods ended June 30, 2008 and 2007, respectively:

	Pension Plans
	Qualified		Nonqualified
	For the		For the
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions)
Service cost	$18	$18	$1	$1
Interest cost	18	17	2	2
Estimated return on plan assets	(34)	(28)	-	-
Amortization and other	(1)	1	-	-
Net periodic benefit cost	$1	$8	$3	$3

	Pension Plans
	Qualified		Nonqualified
	For the		For the
	Six months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions)

Service cost	$35	$37	$2	$2
Interest cost	36	34	4	4
Estimated return on plan assets	(68)	(57)	-	-
Amortization and other	(2)	1	1	1
Net periodic benefit cost	$1	$15	$7	$7

BB&T Corporation                     Page 17                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2008

NOTE 8. Computation of Earnings per Share

        BB&T’s basic and diluted earnings per share amounts for the three and six month periods ended June 30, 2008 and 2007, respectively, were calculated as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions, except per share data, shares in thousands)

Basic Earnings Per Share:
Net income	$428	$458	$856	$879
Weighted average number of common shares	546,628	548,385	546,421	545,136
Basic earnings per share	$.78	$.84	$1.57	$1.61
Diluted Earnings Per Share:
Net income	$428	$458	$856	$879
Weighted average number of common shares	546,628	548,385	546,421	545,136
Add:
Effect of dilutive outstanding equity-based awards	3,130	5,550	2,923	5,420
Weighted average number of diluted common shares	549,758	553,935	549,344	550,556
Diluted earnings per share	$.78	$.83	$1.56	$1.60

          For the three months ended June 30, 2008 and 2007, the number of antidilutive awards was 33.2 million and 6.5 million shares, respectively. For the six months ended June 30, 2008 and 2007, the number of antidilutive awards was 32.4 million and 7.7 million shares, respectively.

NOTE 9. Comprehensive Income (Loss)

          The balances in accumulated other comprehensive loss for the periods indicated are shown in the following tables:

	As of June 30, 2008
	Pre -Tax		Tax	After-Tax
	Amount		Benefit	Amount
	(Dollars in millions)

Unrealized net losses on securities available for sale	$(439	) $	(165)	$(274)
Unrecognized net pension and postretirement costs	(129)		(48)	(81)
Unrealized net gains on cash flow hedges	27		14	13
Foreign currency translation adjustment	3		-	3
Total	$(538	) $	(199)	$(339)

BB&T Corporation                     Page 18                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2008

	As of December 31, 2007
	Pre -Tax		Tax	After-Tax
	Amount		Benefit	Amount
	(Dollars in millions)

Unrealized net losses on securities available for sale	$(45	) $	(17)	$(28)
Unrecognized net pension and postretirement costs	(127)		(48)	(79)
Foreign currency translation adjustment	3		-	3
Total	$(169	) $	(65)	$(104)

          The following table reflects the components of total comprehensive income for the three and six month periods ended June 30, 2008 and 2007, respectively.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions)
Comprehensive income:
Net income	$428	$458	$856	$879
Other comprehensive income:
Unrealized net losses on securities available for sale	(256)	(161)	(246)	(90)
Unrealized net gains (losses) on cash flow hedges	20	(5)	13	(4)
Net change in pension and postretirement liability	(1)	-	(2)	(1)
Net foreign currency translation adjustment	1	2	-	2
Total comprehensive income	$192	$294	$621	$786

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

BB&T Corporation                     Page 19                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2008

         During the second quarter of 2008, the methodology for providing credit for client funding sources was reviewed and additional funds transfer pricing credits were provided. The adjustments made in the second quarter were retroactively applied to the beginning of the year. The amount of the adjustment that related to the first quarter of 2008 resulted in an increase in after-tax net income attributable to the Banking Network and Financial Services segments of approximately $21 million and $3 million, respectively, with a corresponding decrease of $24 million in the Treasury segment.

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

          The following tables disclose selected financial information with respect to BB&T’s reportable business segments for the periods indicated:

BB&T Corporation                     Page 20                Second Quarter 2008 10-Q

BB&T Corporation
Reportable Segments
For the Three Months Ended June 30, 2008 and 2007

				Residential
		Banking Network		Mortgage Banking		Sales Finance		Specialized Lending		Insurance Services
		2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
		(Dollars in millions)

	Net interest income (expense)	$527	$578	$290	$253	$99	$91	$176	$168	$3	$4
	Net funds transfer pricing (FTP)	356	282	(208)	(191)	(66)	(61)	(50)	(55)	(2)	(1)
	Net interest income (expense) and FTP	883	860	82	62	33	30	126	113	1	3
	Economic provision for loan and lease losses	47	37	2	2	6	5	74	44	-	-
	Noninterest income	312	270	43	31	1	-	28	23	232	219
	Intersegment net referral fees (expense)	73	67	(27)	(25)	(4)	(4)	-	-	-	-
	Noninterest expense	385	369	21	16	8	6	60	51	174	158
	Allocated corporate expenses	175	147	2	3	2	3	8	6	10	7
	Income (loss) before income taxes	661	644	73	47	14	12	12	35	49	57
	Provision (benefit) for income taxes	239	233	26	17	5	4	5	13	19	21
	Segment net income (loss)	$422	$411	$47	$30	$9	$8	$7	$22	$30	$36
	Identifiable segment assets (period end)	$62,948	$58,506	$19,217	$17,580	$6,045	$5,711	$5,899	$5,442	$1,292	$1,241

		Financial Services		Treasury		All Other Segments (1)		Parent/Reconciling Items		Total BB&T Corporation
		2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
		(Dollars in millions)

	Net interest income (expense)	$13	$5	$71	$(22)	$40	$44	$(151)	$(155)	$1,068	$966
	Net funds transfer pricing (FTP)	10	8	(76)	(50)	(43)	(42)	79	110	-	-
	Net interest income (expense) and FTP	23	13	(5)	(72)	(3)	2	(72)	(45)	1,068	966
	Economic provision for loan and lease losses	-	-	-	-	1	-	200	-	330	88
	Noninterest income	163	150	35	29	6	17	7	(10)	827	729
	Intersegment net referral fees (expense)	6	5	-	-	-	-	(48)	(43)	-	-
	Noninterest expense	132	126	4	2	25	21	153	174	962	923
	Allocated corporate expenses	10	8	-	2	1	2	(208)	(178)	-	-
	Income (loss) before income taxes	50	34	26	(47)	(24)	(4)	(258)	(94)	603	684
	Provision (benefit) for income taxes	19	12	(5)	(26)	(17)	(4)	(116)	(44)	175	226
	Segment net income (loss)	$31	$22	$31	$(21)	$(7)	$-	$(142)	$(50)	$428	$458
	Identifiable segment assets (period end)	$2,488	$3,003	$25,400	$24,352	$4,446	$3,578	$8,730	$8,164	$136,465	$127,577

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

BB&T Corporation                     Page 21                Second Quarter 2008 10-Q

BB&T Corporation
Reportable Segments
For the Six Months Ended June 30, 2008 and 2007

				Residential
		Banking Network		Mortgage Banking		Sales Finance		Specialized Lending		Insurance Services
		2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
		(Dollars in millions)

	Net interest income (expense)	$1,060	$1,151	$573	$495	$196	$178	$349	$331	$7	$8
	Net funds transfer pricing (FTP)	648	542	(419)	(375)	(132)	(120)	(104)	(108)	(3)	-
	Net interest income (expense) and FTP	1,708	1,693	154	120	64	58	245	223	4	8
	Economic provision for loan and lease losses	90	73	5	4	11	10	154	87	-	-
	Noninterest income	599	511	91	63	1	1	59	41	435	427
	Intersegment net referral fees (expense)	142	120	(52)	(47)	(7)	(7)	-	-	-	-
	Noninterest expense	759	725	38	31	14	12	119	100	339	312
	Allocated corporate expenses	349	293	5	5	5	5	17	11	20	14
	Income (loss) before income taxes	1,251	1,233	145	96	28	25	14	66	80	109
	Provision (benefit) for income taxes	450	446	52	35	10	9	6	25	31	41
	Segment net income (loss)	$801	$787	$93	$61	$18	$16	$8	$41	$49	$68
	Identifiable segment assets (period end)	$62,948	$58,506	$19,217	$17,580	$6,045	$5,711	$5,899	$5,442	$1,292	$1,241

		Financial Services		Treasury		All Other Segments (1)		Parent/Reconciling Items		Total BB&T Corporation
		2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
		(Dollars in millions)

	Net interest income (expense)	$25	$9	$94	$(77)	$84	$77	$(303)	$(261)	$2,085	$1,911
	Net funds transfer pricing (FTP)	18	15	(97)	(62)	(86)	(82)	175	190	-	-
	Net interest income (expense) and FTP	43	24	(3)	(139)	(2)	(5)	(128)	(71)	2,085	1,911
	Economic provision for loan and lease losses	-	-	-	-	1	-	292	(15)	553	159
	Noninterest income	317	282	95	41	17	30	(16)	(15)	1,598	1,381
	Intersegment net referral fees (expense)	10	8	-	-	-	-	(93)	(74)	-	-
	Noninterest expense	264	245	7	4	46	44	312	333	1,898	1,806
	Allocated corporate expenses	19	15	1	3	1	3	(417)	(349)	-	-
	Income (loss) before income taxes	87	54	84	(105)	(33)	(22)	(424)	(129)	1,232	1,327
	Provision (benefit) for income taxes	32	19	10	(59)	(24)	(15)	(191)	(53)	376	448
	Segment net income (loss)	$55	$35	$74	$(46)	$(9)	$(7)	$(233)	$(76)	$856	$879
	Identifiable segment assets (period end)	$2,488	$3,003	$25,400	$24,352	$4,446	$3,578	$8,730	$8,164	$136,465	$127,577

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

BB&T Corporation                     Page 22                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2008

NOTE 11. Equity-Based Compensation Plans

          BB&T has options, restricted shares of common stock and restricted share units outstanding from the following equity-based compensation plans: the 2004 Stock Incentive Plan (“2004 Plan”), the 1995 Omnibus Stock Incentive Plan, the Non-Employee Directors’ Stock Option Plan, and plans assumed from acquired entities. All plans generally allow for accelerated vesting of awards for holders who retire and have met all retirement eligibility requirements and in connection with certain other events. BB&T’s shareholders have approved all equity-based compensation plans with the exception of plans assumed from acquired companies. As of June 30, 2008, the 2004 Plan is the only plan that has awards available for future grants. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2007, for further disclosures related to equity-based awards issued by BB&T.

          BB&T measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants awarded during the first six months of 2008.

Assumptions:
Risk-free interest rate	3.7%
Dividend yield	4.5
Volatility factor	15.5
Expected life	6.9	yrs
Fair value of options per share	$3.43

          BB&T measures the fair value of restricted shares based on the price of BB&T’s common stock on the grant date and the fair value of restricted share units based on the price of BB&T’s common stock on the grant date less the present value of expected dividends that are foregone during the vesting period.

         The following table details the activity during the first six months of 2008 related to stock options awarded by BB&T:

	For the Six Months Ended
	June 30, 2008
		Wtd. Avg.
		Exercise
	Options	Price
Outstanding at beginning of period	38,042,742	$36.61
Granted	6,718,748	34.04
Exercised	(973,574)	29.89
Forfeited or expired	(319,350)	37.37
Outstanding at end of period	43,468,566	$36.36

Exercisable at end of period	26,817,259	$35.34

BB&T Corporation                     Page 23                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2008

     The following table details the activity during the first six months of 2008 related to restricted shares and restricted share units awarded by BB&T:

	For the Six Months Ended
	June 30, 2008
		Wtd. Avg.
		Grant Date
	Shares/Units	Fair Value
Nonvested at beginning of period	3,994,441	$33.20
Granted	2,609,228	23.08
Vested	(31,790)	31.97
Forfeited	(131,394)	30.12
Nonvested at end of period	6,440,485	$29.17

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

          BB&T elected the Fair Value Option for the majority of new loans held for sale because they are hedged using derivatives and the historical accounting practice resulted in volatility in earnings. Under historical accounting practices, BB&T was required to account for the derivatives at fair value and the loans held for sale at lower of cost or market. This practice resulted in volatility in reported earnings during a declining interest-rate environment because the decline in the value of derivatives held were required to be marked down, but the increasing value of the loans held for sale could not be marked up. Under the Fair Value Option, BB&T will be permitted to record both the loans held for sale and the corresponding derivatives at the full fair value, which will eliminate the mismatch in reported earnings that was caused by the prior accounting practices. BB&T has not elected the Fair Value Option for a small portfolio of its loans held for sale because these loans are not exchanged in an active market and BB&T does not hedge these assets. Fair value for loans held for sale is primarily based on quoted market prices for securities backed by similar types of loans. Following the adoption of SFAS No. 159, direct loan origination fees and costs related to loans held for sale for which the Fair Value Option has been elected are no longer capitalized and recognized in earnings upon the sale of

BB&T Corporation                     Page 24                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2008

such loans, but rather are recorded as mortgage banking income in the case of the direct loan origination fees and primarily personnel expense in the case of the direct loan origination costs.

     The following table details the fair value and unpaid principal balance of loans held for sale at June 30, 2008, that were elected to be carried at fair value.

Fair Value
less
		Aggregate	Aggregate
		Unpaid	Unpaid
		Principal	Principal
	Fair Value	Balance	Balance
(Dollars in millions)
Loans held for sale reported at fair value
Total (1)	$1,490	$1,496	$(6)
Nonaccrual loans	-	-	-
Loans 90 days or more past due and still accruing interest	1	1	-

(1) The change in fair value is reflected in mortgage banking income.

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

BB&T Corporation                     Page 25                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2008

instruments for which the determination of fair value requires significant management judgment or estimation. These methodologies may result in a significant portion of the fair value being derived from unobservable data. Level 3 assets and liabilities include certain trading securities, mortgage servicing rights, venture capital investments and certain derivative contracts.

          Assets and liabilities measured at fair value on a recurring basis, including financial instruments for which BB&T has elected the Fair Value Option are summarized below:

		Fair Value Measurements for Assets and Liabilities
		Measured on a Recurring Basis

		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	6/30/2008	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Millions)
Assets:
Trading securities	$514	$225	$284	$5
Securities available for sale	22,657	239	22,404	14
Loans held for sale (1)	1,490	-	1,490	-
Residential mortgage servicing rights	611	-	-	611
Derivative assets (2)	453	4	439	10
Venture capital investments (2)	152	-	-	152
Total assets	$25,877	$468	$24,617	$792

Liabilities:
Derivative liabilities (2)	$297	$1	$292	$4
Short-term borrowed funds (3)	211	-	211	-
Total liabilities	$508	$1	$503	$4

(1) Loans held for sale are residential and commercial mortgage loans that were originated subsequent to December 31, 2007 for which the
Company elected the fair value option under SFAS No. 159. Loans originated prior to January 1, 2008 and certain other loans held for sale are still accounted for at the lower of cost or market. There were $25 million in loans held for sale that are not accounted for at fair value.
(2) These amounts are reflected in other assets and other liabilities on the Consolidated Balance Sheet.
(3) Short term borrowed funds reflect securities sold short positions.

          The tables below present a reconciliation for the three and six month periods ended June 30, 2008, for all Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements Using Significant Unobservable Inputs
			Mortgage
For the Three Month Period			Servicing		Venture Capital
Ended June 30, 2008	AFS Securities	Trading	Rights	Net Derivatives	Investments
	(Dollars in Millions)
Balance at March 31, 2008	$14	$14	$406	$19	$141
Total realized and unrealized gains or losses:
Included in earnings	-	-	131	(13)	(8)
Included in other comprehensive income	-	-	-	-	-
Purchases, issuances and settlements	-	(9)	74	-	19
Transfers in and/or out of Level 3	-	-	-	-	-
Balance at June 30, 2008	$14	$5	$611	$6	$152

BB&T Corporation                     Page 26                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2008

	Fair Value Measurements Using Significant Unobservable Inputs
			Mortgage
For the Six Month Period			Servicing		Venture Capital
Ended June 30, 2008	AFS Securities	Trading	Rights	Net Derivatives	Investments
	(Dollars in Millions)
Balance at January 1, 2008	$9	$27	$472	$2	$128
Total realized and unrealized gains or losses:
Included in earnings	-	(2)	24	4	(9)
Included in other comprehensive income	-	-	-	-	-
Purchases, issuances and settlements	5	(23)	115	-	33
Transfers in and/or out of Level 3	-	3	-	-	-
Balance at June 30, 2008	$14	$5	$611	$6	$152

          The table below summarizes unrealized and realized gains and losses recorded in earnings for Level 3 assets and liabilities for the three month period ended June 30, 2008.

	Total Gains and Losses
		Mortgage		Venture Capital
	Trading	Servicing Rights	Net Derivatives	Investments
	(Dollars in Millions)
Classification of gains and losses
(realized/unrealized) included in
earnings for the period:
Mortgage banking income	$-	$131	$(13)	$-
Other noninterest income	-	-	-	(8)

Total	$-	$131	$(13)	$(8)

Net unrealized gains (losses) included
in net income relating to assets and liabilities
still held at June 30, 2008	$-	$152	$6	$(12)

          The realized and unrealized losses reported for mortgage servicing rights assets are composed of a positive valuation adjustment of $152 million less the realization of expected residential mortgage servicing rights cash flows of $21 million for  the quarter ended June 30, 2008. BB&T uses various derivative financial instruments to mitigate the income statement effect of changes in fair value due to its quarterly valuation. During the three months ended June 30, 2008, the derivative instruments produced losses of $158 million, which offset the positive valuation adjustment recorded.

BB&T Corporation                     Page 27                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2008

          The table below summarizes unrealized and realized gains and losses recorded in earnings for Level 3 assets and liabilities for the six month period ended June 30, 2008.

	Total Gains and Losses

		Mortgage		Venture Capital
	Trading	Servicing Rights	Net Derivatives	Investments
	(Dollars in Millions)
Classification of gains and losses
(realized/unrealized) included in
earnings for the period:
Mortgage banking income	$-	$24	$4	$-
Other noninterest income	(2)	-	-	(9)
Total	$(2)	$24	$4	$(9)

Net unrealized gains (losses) included
in net income relating to assets and liabilities
still held at June 30, 2008	$-	$68	$6	$(12)

          The realized and unrealized losses reported for mortgage servicing rights assets are composed of a positive valuation adjustment of $68 million less the realization of expected residential mortgage servicing rights cash flows of $44 million for the six months ended June 30, 2008. BB&T uses various derivative financial instruments to mitigate the income statement effect of changes in fair value due to its quarterly valuation. During the first six months of 2008, the derivative instruments produced losses of $76 million, which offset the positive valuation adjustment recorded.

          Also, BB&T may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. Assets measured at fair value on a nonrecurring basis in the first half of 2008 that were still held on the balance sheet at June 30, 2008 totaled $486 million. This amount consists of impaired loans that were classified as Level 3 assets. During the first six months of 2008, BB&T recorded $23 million in losses related to write-downs of these loans based on the appraised value of the underlying collateral.

Back to Index

BB&T Corporation                     Page 28                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2008

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

BB&T Corporation                     Page 29                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2008

          On April 1, 2008, BB&T Bankcard Corporation was converted into a federally chartered thrift institution and renamed BB&T Financial, FSB (“BB&T FSB”). As a federally chartered thrift, BB&T FSB is subject to regulation, supervision and examination by the Office of Thrift Supervision. In connection with the charter conversion of BB&T FSB, Sheffield Financial, LLC and MidAmerica Gift Certificate Company, which were previously direct operating subsidiaries of the Corporation, became divisions or subsidiaries of BB&T FSB. In addition, Liberty Mortgage Corporation, formerly a subsidiary of Branch Bank, was reorganized as a subsidiary of BB&T FSB. These organizational structure changes were made to optimize the operating efficiency of these divisions or subsidiaries and have no impact on BB&T’s reportable segments.

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

BB&T Corporation                     Page 30                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2008

areas and industries in which BB&T conducts business. The methodology used to determine an estimate for the reserve for unfunded lending commitments is inherently similar to the methodology utilized in calculating the allowance for loans and leases adjusted for factors specific to binding commitments, including the probability of funding and exposure at the time of funding.

     Fair Value of Financial Instruments

          A significant portion of BB&T’s assets and liabilities are financial instruments that are carried at fair value. This includes securities available for sale, trading securities, derivatives, certain loans held for sale, residential mortgage servicing rights, certain short-term borrowings and venture capital investments. At June 30, 2008, the percentage of total assets and total liabilities measured at fair value was 19.0% and less than 1%, respectively. The vast majority of assets and liabilities carried at fair value are based on either quoted market prices or market prices for similar instruments. At June 30, 2008, 3.1% of assets measured at fair value were based on significant unobservable inputs. This is less than 1% of BB&T’s total assets.

     Securities

          The fair values for available-for-sale and trading securities are generally based upon market prices or market prices for similar instruments. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain trading securities, the valuation of the security is subjective and may involve substantial judgment. As of June 30, 2008, BB&T had approximately $19 million of available-for-sale and trading securities, which is less than 1% of total assets, valued using unobservable inputs.

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

BB&T Corporation                     Page 31                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2008

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

     Venture Capital Investments

          BB&T has venture capital investments that are carried at fair value. Changes in the fair value of these investments are recorded in other noninterest income each period. In many cases there is no observable market value for these investments and therefore management must estimate the fair value based on a comparison of the operating performance of the company to multiples in the marketplace for similar entities. This analysis requires significant judgment and actual values in a sale could differ materially from those estimated. As of June 30, 2008, BB&T had $152 million of venture capital investments, which is less than 1% of total assets.

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

BB&T Corporation                     Page 32                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2008

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

Back to Index

EXECUTIVE SUMMARY

          BB&T’s total assets at June 30, 2008 were $136.5 billion, an increase of $3.8 billion, or 2.9%, from December 31, 2007. The asset category that experienced the largest increase was loans and leases,  including loans held for sale, which grew $4.0 billion, or 4.4%, during the first six months of 2008. In addition, securities available for sale increased $238 million, or 1.1%, compared to the balance at December 31, 2007.

          Total deposits at June 30, 2008 were $88.2 billion, an increase of $1.4 billion, or 1.7%, from December 31, 2007. Long-term debt increased $1.9 billion, or 10.0%, and short-term borrowings increased $170 million, or 1.6%, during the first six months of 2008. Total shareholders’ equity increased $168 million compared to December 31, 2007.

          Consolidated net income for the second quarter of 2008 totaled $428 million, a decrease of 6.6% compared to $458 million earned during the second quarter of 2007. On a diluted per share basis, earnings for the three months ended June 30, 2008 were $.78, compared to $.83 for

BB&T Corporation                     Page 33                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2008

the same period in 2007, a decrease of 6.0% . BB&T’s results of operations for the second quarter of 2008 produced an annualized return on average assets of 1.27% and an annualized return on average shareholders’ equity of 13.27% compared to prior year ratios of 1.47% and 15.18%, respectively.

          Consolidated net income for the first six months of 2008 totaled $856 million, a decrease of 2.6% compared to $879 million earned during the first six months of 2007. On a diluted per share basis, earnings for the six months ended June 30, 2008 were $1.56, compared to $1.60 for the same period in 2007, a decrease of 2.5% . BB&T’s results of operations for the first six months of 2008 produced an annualized return on average assets of 1.28% and an annualized return on average shareholders’ equity of 13.29% compared to prior year ratios of 1.44% and 15.00%, respectively.

          Included in the results of operations for the second quarter and first six months of 2008 were a number of notable items. During the second quarter of 2008, earnings benefited from $36 million in pretax gains on the early extinguishment of certain FHLB advances and a $47 million pretax gain from the sale of Visa, Inc. shares. The first six months of 2008 also included an additional increase in earnings of $47 million associated with the initial public offering of Visa, Inc., which was recorded in the first quarter of 2008, and included a $14 million reversal of a previously recorded liability. During the first six months of 2008, BB&T also recognized pretax securities gains of $53 million. The securities gains resulted from sales of available-for-sale securities, which allowed reinvestment at higher rates of return with no additional credit risk.

          The second quarter and first six months of 2008 included $330 million and $553 million, respectively, in provision for credit losses. The provision for credit losses exceeded net charge-offs by $160 million for the second quarter and $258 million for the first six months of 2008, which resulted in an increase in the allowance for loan and lease losses as a percentage of loans and leases held for investment to 1.33% .

          During the second quarter of 2008, BB&T continued to experience challenges resulting from the current credit cycle. These challenges resulted in additional credit deterioration during the quarter, which primarily related to residential real estate in Georgia, Florida and metro Washington, D.C. Management is working aggressively to deal with problem assets and continues to believe that BB&T’s credit issues are manageable. BB&T’s core operations produced 9.1% growth in average loans and leases and improved revenue growth. BB&T’s net interest margin improved 11 basis points during the second quarter of 2008 compared to the first quarter of 2008. Management currently anticipates some continued expansion of the net interest margin for the remainder of 2008.

          As of June 30, 2008, BB&T’s Tier 1 leverage and tangible capital ratios were 7.2% and 5.7%, respectively. In addition, BB&T’s Tier 1 risk-based capital and total risk-based capital ratios were 8.9% and 14.0%, respectively, which are significantly higher than the average levels recently reported by BB&T’s peers. BB&T’s capital levels are well above the regulatory standards for well-capitalized banks. On June 24, 2008, BB&T’s Board of Directors approved a 2.2% increase in the quarterly cash dividend paid to shareholders. The increase, to $.47 per share, marks the 37th consecutive year that BB&T has raised the cash dividend to shareholders.

BB&T Corporation                     Page 34                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2008

          Please refer to the section titled “Executive Overview” in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional information with respect to BB&T’s recent accomplishments and significant challenges. The factors causing the fluctuations in the major balance sheet and income statement categories for the second quarter of 2008 are further discussed in the following sections.

Back to Index

ANALYSIS OF FINANCIAL CONDITION

Securities

          Securities available for sale totaled $22.7 billion at June 30, 2008, an increase of $238 million, or 1.1%, compared with December 31, 2007. Securities available for sale had net unrealized losses of $439 million and $45 million at June 30, 2008 and December 31, 2007, respectively. Trading securities totaled $514 million, down $495 million, or 49.1%, compared to the balance at December 31, 2007. The decline in the trading portfolio was largely the result of a reduction in Scott & Stringfellow’s trading portfolio primarily due to management’s decision to reduce risk associated with trading activities. BB&T’s trading portfolio may fluctuate significantly from period to period based on market conditions, which affect the timing of purchases and sales of securities classified as trading.

          Average total securities for the second quarter of 2008 totaled $23.9 billion, an increase of $774 million, or 3.3%, compared to the average balance during the second quarter of 2007. Average total securities for the first six months of 2008 totaled $23.7 billion, an increase of $1.2 billion, or 5.1%, compared to the average balance during the first six months of 2007. BB&T sold a total of $5.2 billion in available-for-sale securities during the six month period ended June 30, 2008, which produced securities gains of $53 million.  The securities sold were reinvested at higher rates of return with no additional credit risk and only a slight increase in duration.

          The annualized fully taxable equivalent (“FTE”) yield on the average securities portfolio for the second quarter of 2008 was 5.01%, which represents an increase of 7 basis points compared to the annualized yield earned during the second quarter of 2007. For the first six months, the annualized FTE yield was 5.09%, which represents a 9 basis point increase compared to the annualized interest earned during the same period of 2007. The fluctuations in the annualized FTE yield on the average securities portfolio were primarily the result of changes in the overall composition of the securities portfolio including purchases of higher-yielding mortgage-backed securities issued by government-sponsored entities and purchases of municipal securities.

          On June 30, 2008, BB&T held certain investment securities having continuous unrealized loss positions for more than 12 months. As of June 30, 2008, the unrealized losses on these securities totaled $108 million. Substantially all of these losses were in mortgage-backed, municipal and corporate securities, all of which were investment grade. The unrealized losses are the result of changes in market interest rates rather than the credit quality of the issuers. At June 30, 2008, BB&T had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Accordingly, BB&T did not recognize any other-than-temporary impairment in connection with these securities during the second quarter of 2008.

BB&T Corporation                     Page 35                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2008

Loans and Leases

          BB&T emphasizes commercial lending to small and medium-sized businesses, consumer lending, mortgage lending and specialized lending with an overall goal of maximizing the profitability of the loan portfolio, maintaining strong asset quality and achieving an equal mix of consumer and commercial loans. For the second quarter of 2008, average total loans were $94.9 billion, an increase of $7.9 billion, or 9.1%, compared to the same period in 2007. For the first six months of 2008, average total loans were $93.8 billion, an increase of $7.9 billion, or 9.2%, compared to the same period in 2007.

          The following table presents the composition of average loans and leases for the second quarter and six months ended June 30, 2008 and 2007, respectively:

Table 1
Composition of Average Loans and Leases

		For the Three Months Ended
	June 30, 2008		June 30, 2007
	Balance	% of total	Balance	% of total
		(Dollars in millions)

Commercial loans and leases	$47,098	49.7%	$41,935	48.2%
Direct retail loans	15,584	16.4	15,438	17.8
Sales finance loans	6,188	6.5	5,823	6.7
Revolving credit loans	1,628	1.7	1,417	1.6
Mortgage loans	18,902	19.9	17,231	19.8
Specialized lending loans	5,466	5.8	5,095	5.9
Total average loans and leases	$94,866	100.0%	$86,939	100.0%

	For the Six Months Ended
	June 30, 2008		June 30, 2007
	Balance	% of total	Balance	% of total
	(Dollars in millions)

Commercial loans and leases	$46,323	49.4%	$41,531	48.4%
Direct retail loans	15,612	16.6	15,355	17.9
Sales finance loans	6,109	6.5	5,779	6.7
Revolving credit loans	1,615	1.7	1,402	1.6
Mortgage loans	18,738	20.0	16,858	19.6
Specialized lending loans	5,395	5.8	4,997	5.8
Total average loans and leases	$93,792	100.0%	$85,922	100.0%

BB&T Corporation                     Page 36                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2008

          The slight fluctuation in the mix of the loan portfolio during the second quarter and the first six months of 2008 compared to the same periods of 2007 was primarily due to increased growth in the commercial loan and lease portfolio, which grew at a faster pace than the direct retail portfolio. The slower growth in the direct retail portfolio was the result of decreased demand for home equity loans as a result of a slowdown in the residential real estate market. Growth in the commercial portfolio has shifted somewhat, primarily due to a slowdown in commercial real estate lending, which has been offset by stronger growth in commercial and industrial loans.

          The annualized FTE yield for the total loan portfolio for the second quarter of 2008 was 6.40% compared to 7.75% in the second quarter of 2007. The annualized yield on commercial loans for the second quarter of 2008 was 5.59%, a decline of 233 basis points compared to the same period in 2007, while the annualized yield on direct retail loans for the second quarter of 2008 was 6.47% compared to 7.39% in the same period in 2007. The annualized FTE yield on the total loan portfolio for the first six months of 2008 was 6.67%, which reflects a decrease of 107 basis points compared to the same period in 2007. The annualized yield on commercial loans for the first six months of 2008 was 6.02%, a decline of 188 basis points compared to the same period in 2007, while the annualized yield on direct retail loans for the first six months of 2008 was 6.70% compared to 7.37% in the same period in 2007. The decreases in the FTE yield on the loan portfolio were primarily the result of the repricing of loans in response to the decrease in the prime lending rate and other indices.

Other Interest-Earning Assets

          Federal Funds sold and securities purchased under resale agreements or similar arrangements totaled $178 million at June 30, 2008, a decrease of $501 million, or 73.8%, compared to December 31, 2007. Interest-bearing deposits with banks, including segregated cash, increased $177 million, or 29.7%, compared to year-end 2007. These categories of earning assets are subject to large daily fluctuations. The average yield on other interest-earning assets was 2.48% for the second quarter of 2008 compared to 5.26% for the second quarter of 2007. For the first six months of 2008, the average yield on other interest-earning assets was 3.00% compared to 5.12% for the same period in 2007. The decreases in the yield on other interest-earning assets reflect the decline in the Federal Funds target rate during 2008 that began in the second half of 2007.

Noninterest-Earning Assets

          BB&T’s other noninterest-earning assets, including premises and equipment, goodwill, core deposit and other intangible assets, residential mortgage servicing rights and noninterest-bearing cash and due from banks, increased $652 million from December 31, 2007 to June 30, 2008. The growth in this category included an increase of $112 million in goodwill, which resulted primarily from the acquisitions of insurance agencies and certain contingent payments related to prior acquisitions, an increase of $139 million in the fair value of residential mortgage servicing rights due to growth in mortgage loans serviced for others and a decline in prepayment speeds, which increases the value of existing servicing relationships. In addition, investments in partnerships increased by $124 million, primarily due to additional investments in affordable

BB&T Corporation                     Page 37                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2008

housing projects that produce tax benefits, and foreclosed real estate increased by $89 million, compared to December 31, 2007.

Deposits

          Client deposits generated through the BB&T banking network are the largest source of funds used to support asset growth. Deposits totaled $88.2 billion at June 30, 2008, an increase of $1.4 billion, or 1.7%, from December 31, 2007.

          Average deposits for the second quarter of 2008 increased $4.7 billion, or 5.8% compared to the same period in 2007. The categories of deposits with the highest growth for the second quarter of 2008 compared to the second quarter of 2007 were client certificates of deposit, which increased $823 million, or 3.2%, and other client deposits, which includes money rate savings accounts, investor deposit accounts, savings accounts, individual retirement accounts and other time deposits, which increased $790 million, or 2.3% . In addition, other interest-bearing deposits, which consist of negotiable certificates of deposit and Eurodollar deposits, increased $3.3 billion, or 52.4%, compared to the second quarter of 2007.

          Average deposits for the first six months of 2008 increased $4.4 billion, or 5.3%, to $86.6 billion compared to the first six months of 2007. The categories of deposits with the highest average rates of growth for the first six months of 2008 compared to the same period of 2007 were client certificates of deposit, which increased $1.4 billion, or 5.5%, and other client deposits, which increased $1.1 billion, or 3.3% . In addition, other interest-bearing deposits increased $2.1 billion, or 27.1%, for the first six months of 2008 compared to the same period in 2007.

          The following table presents the composition of average deposits for the second quarter and six months ended June 30, 2008 and 2007:

Table 2
Composition of Average Deposits

	For the Three Months Ended
	June 30, 2008		June 30, 2007
	Balance	% of total	Balance	% of total
	(Dollars in millions)

Noninterest-bearing deposits	$13,086	15.1%	$13,367	16.3%
Interest checking	2,566	3.0	2,487	3.0
Other client deposits	34,650	40.0	33,860	41.4
Client certificates of deposit	26,742	30.8	25,919	31.6
Total client deposits	77,044	88.9	75,633	92.3
Other interest-bearing deposits	9,641	11.1	6,326	7.7
Total average deposits	$86,685	100.0%	$81,959	100.0%

BB&T Corporation                     Page 38                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2008

	For the Six Months Ended
	June 30, 2008		June 30, 2007
	Balance	% of total	Balance	% of total
		(Dollars in millions)

Noninterest-bearing deposits	$12,881	14.9%	$13,158	16.0%
Interest checking	2,433	2.8	2,348	2.9
Other client deposits	34,750	40.0	33,628	40.9
Client certificates of deposit	26,903	31.1	25,498	31.0
Total client deposits	76,967	88.8	74,632	90.8
Other interest-bearing deposits	9,667	11.2	7,607	9.2
Total average deposits	$86,634	100.0%	$82,239	100.0%

          The change in deposit mix is primarily due to a shift from noninterest-bearing accounts to other interest-bearing deposits. This change reflects a slowing economy during 2007 that continued into the second quarter of 2008, which resulted in a decline in noninterest-bearing deposits. Growth in client certificates of deposit slowed during the second quarter, as management decided to lower the rates paid for certificates of deposit to be more in line with money market rates.

          For the second quarter of 2008, the annualized average rate paid on total interest-bearing deposits was 2.49% compared to 3.73% in the same period last year. For the first six months of 2008, the annualized average rate paid on total interest-bearing deposits was 2.78%, a decrease of 97 basis points compared to the first six months of 2007. The decrease in the average rate paid on interest-bearing deposits resulted primarily from the declining interest rate environment that existed during the first six months of 2008 compared to 2007.

Borrowings

          While client deposits remain the primary source for funding loan originations and other balance sheet growth, management uses short-term borrowings as a supplementary funding source for balance sheet growth. Short-term borrowings utilized by BB&T include Federal Funds purchased, securities sold under repurchase agreements, master notes, U.S. Treasury tax and loan deposit notes, short-term FHLB advances and short-term bank notes. At June 30, 2008, short-term borrowings totaled $10.8 billion, an increase of $170 million, or 1.6%, compared to December 31, 2007.

          Average short-term borrowed funds for the second quarter of 2008 were $10.4 billion compared to $9.0 billion for the same period of 2007. For the first six months of 2008 the average balance of short-term borrowed funds was $10.6 billion, an increase of $2.2 billion compared to the first half of 2007. For the second quarter of 2008, the average annualized FTE rate paid on short-term borrowings was 2.51% compared to 4.55% during the second quarter of 2007. The average annualized FTE rate paid on short-term borrowed funds for the first six months of 2008 was 3.01%, a decrease of 157 basis points from the average rate of 4.58% paid during the comparable period of 2007. The lower rate paid on short-term borrowed funds during 2008 compared to 2007 was primarily the result of decreases in the Federal Funds target rate.

BB&T Corporation                     Page 39                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2008

          BB&T also utilizes long-term debt for a variety of funding needs, including the repurchase of common stock and to supplement levels of regulatory capital. Long-term debt consists of FHLB advances to Branch Bank, corporate subordinated notes, senior and subordinated notes issued by Branch Bank, junior subordinated debentures issued by BB&T and certain private borrowings by Branch Bank. Long-term debt totaled $20.6 billion at June 30, 2008, an increase of $1.9 billion, or 10.0%, from the balance at December 31, 2007. The increase primarily resulted from a $1.8 billion increase in FHLB advances due to the more competitive rates obtained compared to other financing options.

          The average annualized rate paid on long-term debt for the second quarter of 2008 was 3.83% compared to 5.51% for the same period in 2007. For the first six months of 2008, the average annualized rate was 4.25%, a decrease of 117 basis points compared to the first six months of 2007. The decreases in the cost of long-term funds resulted from decreases in short-term rates and new FHLB advances issued at lower rates. The decline in short-term rates resulted in decreases in the effective rates paid on the portion of BB&T’s long-term debt that was either issued as a floating-rate instrument or swapped to a floating rate.

Asset Quality

          BB&T experienced additional credit deterioration during the second quarter, reflecting the ongoing challenges in the residential real estate markets with the largest concentration of credit issues occurring in Georgia, Florida and metro Washington, D.C.

          Nonperforming assets, which are composed of foreclosed real estate, repossessions, nonaccrual loans and restructured loans, totaled $1.3 billion at June 30, 2008, compared to $696 million at December 31, 2007. As a percentage of loans and leases plus foreclosed property, nonperforming assets were 1.36% at June 30, 2008 and .76% at December 31, 2007. Loans 90 days or more past due and still accruing interest totaled $282 million at June 30, 2008, compared to $223 million at year-end 2007.

          BB&T’s net charge-offs totaled $170 million for the second quarter of 2008 and amounted to .72% of average loans and leases, on an annualized basis, compared to $76 million, or .35%, of average loans and leases, on an annualized basis, in the corresponding period in 2007. For the six months ended June 30, 2008 and 2007, net charge-offs totaled $295 million and $137 million, respectively, and represented .63% and .32%, respectively, of average loans and leases on an annualized basis. The increase in net charge-offs in 2008 compared to 2007 was largely driven by challenges in the residential real estate market, which has resulted in increases in losses in the commercial, direct retail and mortgage portfolios. In addition, BB&T has experienced higher default rates at Regional Acceptance, BB&T’s sub-prime automobile lender in 2008 compared to 2007. However, loss rates for Regional Acceptance for the second quarter of 2008 slowed compared to the first quarter of 2008, primarily due to a seasonal decline. The overall increase in net charge-offs has been more contained than the increase in nonperforming assets, due to the fact that BB&T generally secures its loans with collateral.

          The allowance for credit losses, which totaled $1.3 billion and $1.0 billion at June 30, 2008 and December 31, 2007, respectively, consists of the allowance for loan and lease losses, which is presented on the Consolidated Balance Sheets, and the reserve for unfunded lending

BB&T Corporation                     Page 40                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2008

commitments, which is included in other liabilities on the Consolidated Balance Sheets. The allowance for loan and lease losses amounted to 1.33% of loans and leases held for investment at June 30, 2008, compared to 1.10% at year-end 2007.

           Asset quality statistics for the last five calendar quarters are presented in the accompanying tables.

Table 3 - 1
Asset Quality Analysis

	For the Three Months Ended
	6/30/2008	3/31/2008	12/31/2007	9/30/2007	6/30/2007
	(Dollars in millions)
Allowance For Credit Losses
Beginning balance	$1,113	$1,015	$941	$926	$901
Allowance for acquired (sold) loans, net	-	-	1	-	13
Provision for credit losses	330	223	184	105	88
Charge-offs
Commercial loans and leases	(48)	(18)	(26)	(18)	(11)
Direct retail loans	(38)	(28)	(18)	(20)	(22)
Sales finance loans	(13)	(13)	(10)	(9)	(6)
Revolving credit loans	(18)	(18)	(11)	(12)	(12)
Mortgage loans	(13)	(5)	(6)	(1)	(2)
Specialized lending	(55)	(59)	(54)	(45)	(40)
Total charge-offs	(185)	(141)	(125)	(105)	(93)
Recoveries
Commercial loans and leases	2	4	2	3	4
Direct retail loans	3	3	3	3	3
Sales finance loans	2	2	2	2	2
Revolving credit loans	3	3	3	3	3
Specialized lending	5	4	4	4	5
Total recoveries	15	16	14	15	17
Net charge-offs	(170)	(125)	(111)	(90)	(76)
Ending balance	$1,273	$1,113	$1,015	$941	$926
Nonperforming Assets
Nonaccrual loans and leases
Commercial loans and leases	$621	$443	$273	$237	$178
Direct retail loans	65	60	43	56	43
Sales finance loans	4	5	5	4	4
Mortgage loans	250	185	119	74	63
Specialized lending	76	67	62	48	36
Total nonaccrual loans and leases	1,016	760	502	419	324
Foreclosed real estate	232	178	143	82	61
Other foreclosed property	53	51	51	46	38
Total nonperforming assets	$1,301	$989	$696	$547	$423
Loans 90 days or more past due
and still accruing (1):
Commercial loans and leases	$42	$52	$40	$21	$18
Direct retail loans	72	59	58	18	17
Sales finance loans	17	15	17	14	12
Revolving credit loans	15	16	15	7	6
Mortgage loans	126	106	85	76	48
Specialized lending	10	10	8	13	7
Total loans 90 days or more past due
and still accruing	$282	$258	$223	$149	$108

(1) Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase.

BB&T Corporation                     Page 41                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2008

Table 3 - 2
Asset Quality Ratios

	For the Three Months Ended
	6/30/2008		3/31/2008		12/31/2007		9/30/2007		6/30/2007
Loans 90 days or more past due and still
accruing as a percentage of total loans
and leases (1):	.29%		.27%		.24%		.17%		.12%
Nonaccrual and restructured loans and leases
as a percentage of total loans and leases	1.06		.81		.55		.47		.37
Total nonperforming assets as a percentage of:
Total assets	.95		.73		.52		.42		.33
Loans and leases plus foreclosed property	1.36		1.05		.76		.61		.48
Net charge-offs as a percentage of
average loans and leases	.72		.54		.48		.40		.35
Allowance for loan and lease losses as a
percentage of loans and leases	1.31		1.17		1.10		1.04		1.04
Allowance for loan and lease losses as a
percentage of loans and leases
held for investment	1.33		1.19		1.10		1.05		1.05
Ratio of allowance for loan and lease losses to:
Net charge-offs	1.84	x	2.18	x	2.29	x	2.61	x	3.04	x
Nonaccrual and restructured loans and leases	1.24		1.44		2.00		2.23		2.83

              Note: All items referring to loans and leases include loans held for sale and are net of unearned income. Applicable ratios are annualized.
                       (1) Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase.

          The following tables provide further details regarding BB&T’s commercial real estate lending, residential mortgage and consumer home equity portfolios as of June 30, 2008.

Table 4-1
Real Estate Lending Portfolio Credit Quality and Geographic Distribution
Commercial Real Estate Loan Portfolio (1)

	As of / For the Period Ended June 30, 2008

Residential Acquisition, Development, and Construction	Builders /	Land /Land	Condos /
Loans (ADC)	Construction	Development	Townhomes	Total ADC
	(Dollars in millions, except average loan and average client size)
Total loans outstanding	$3,313	$4,640	$658	$8,611
Average loan size (in thousands)	290	592	1,426	436
Average client size (in thousands)	877	1,366	3,382	1,163

Percentage of total loans	3.5%	4.8%	.7%	9.0%
Nonaccrual loans and leases as a percentage of category	4.14	3.97	5.05	4.12
Gross charge-offs as a percentage of category	.47	.71	2.35	.74

BB&T Corporation                     Page 42                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2008

		As of / For the Period Ended June 30, 2008
					Gross Charge-
				Nonaccrual as a	Offs as a
Residential Acquisition, Development, and Construction	Total	Percentage of	Nonaccrual	Percentage of	Percentage of
Loans (ADC) by State of Origination	Outstandings	Total	Loans and Leases	Outstandings	Outstandings
			(Dollars in millions)

North Carolina	$2,956	34.3%	$54	1.83%	.03%
Georgia	1,642	19.1	120	7.29	1.77
Virginia	1,369	15.9	56	4.08	.82
Florida	911	10.5	77	8.47	.88
South Carolina	668	7.8	6.92		.21
Tennessee	274	3.2	8	3.03	1.20
Washington, D.C.	266	3.1	2.73		3.01
Kentucky	221	2.5	15	6.63	.07
West Virginia	152	1.8	6	3.56	1.35
Maryland	152	1.8	11	7.42	-
Total	$8,611	100.0%	$355	4.12%	.74%

	As of / For the Period Ended June 30, 2008
			Permanent
		Commercial	Income	Total Other
	Commercial /	Land/	Producing	Commercial Real
Other Commercial Real Estate Loans (2)	Construction	Development	Properties	Estate
	(Dollars in millions, except average loan and average client size)

Total loans outstanding	$2,224	$2,623	$5,722	$10,569

Average loan size (in thousands)	1,099	747	332	467
Average client size (in thousands)	1,464	906	486	656

Percentage of total loans	2.3%	2.7%	6.0%	11.0%

Nonaccrual loans and leases as a percentage of category	.55	1.34	.62	.78
Gross charge-offs as a percentage of category	.02	.09	.04	.05

		As of / For the Period Ended June 30, 2008
					Gross Charge-
				Nonaccrual as a	Offs as a
Other Commercial Real Estate Loans by State of	Total	Percentage of	Nonaccrual	Percentage of	Percentage of
Origination	Outstandings	Total	Loans and Leases	Outstandings	Outstandings
			(Dollars in millions)

North Carolina	$3,215	30.4%	$13.39%		.07%
Georgia	1,852	17.5	17.90		.08
Virginia	1,609	15.2	12.75		-
South Carolina	861	8.2	7.85		.02
Florida	801	7.6	18	2.20	-
Washington, D.C.	507	4.8	-	-	.09
Maryland	462	4.4	-	.08	-
West Virginia	419	4.0	2.55		.04
Kentucky	417	3.9	4.87		.06
Tennessee	316	3.0	10	3.21	.04
Other	110	1.0	-	-	-
Total	$10,569	100.0%	$83.78%		.05%

NOTES: (1) Commercial real estate loans (CRE) are defined as loans to finance non-owner occupied real property where the primary repayment source is the sale or rental/lease of the real property. Definition is based on internal classification.
                (2) Other CRE loans consist primarily of non-residential income producing CRE loans. C&I loans secured by real property are excluded.

BB&T Corporation                     Page 43                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2008

Table 4-2
Real Estate Lending Portfolio Credit Quality and Geographic Distribution
Residential Mortgage Portfolio

	As of / For the Period Ended June 30, 2008

			Construction/
Mortgage Loans	Prime	ALT -A	Permanent	Subprime (1)
	(Dollars in millions, except average loan size)

Total loans outstanding	$12,069	$3,291	$1,704	$608

Average loan size (in thousands)	192	329	312	69
Average credit score	720	734	734	607

Percentage of total loans	12.6%	3.4%	1.8%	.6%
Percentage that are first mortgages	99.7	99.7	98.8	82.4
Average loan to value	73.9	67.1	77.1	81.2

Nonaccrual loans and leases as a percentage of category	1.06	1.69	3.10	3.87
Gross charge-offs as a percentage of category	.11	.29	.53	1.46

	As of / For the Period Ended June 30, 2008
				Gross Charge-
			Nonaccrual as a	Offs as a
	Total Mortgages	Percentage of	Percentage of	Percentage of
Residential Mortgage Loans by State	Outstanding (1)	Total	Outstandings	Outstandings
		(Dollars in millions)

North Carolina	$4,327	24.5%	.46%	.05%
Virginia	3,591	20.3	1.01	.29
Florida	2,644	14.9	4.31	.39
Maryland	1,886	10.7	1.22	.25
South Carolina	1,625	9.2	.95	.05
Georgia	1,612	9.1	2.11	.44
West Virginia	386	2.2	.78	.18
Kentucky	357	2.0	.46	.30
Tennessee	260	1.5	.50	.01
Washington, D.C.	194	1.1	1.18	-
Other	790	4.5	1.08	.47
Total	$17,672	100.0%	1.47%	.23%

NOTES:	(1) Includes $368 million in loans originated by Lendmark Financial Services, which are disclosed as a part of the specialized lending category.

BB&T Corporation                     Page 44                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2008

Table 4-3
Real Estate Lending Portfolio Credit Quality and Geographic Distribution
Home Equity Portfolio (1)

			As of / For the Period Ended
			June 30, 2008

			Home Equity	Home Equity
Home Equity Loans & Lines			Loans	Lines
			(Dollars in millions,
			except average loan size)

Total loans outstanding			$9,497	$5,017

Average loan size (in thousands) (2)			49	34
Average credit score			725	759

Percentage of total loans			9.9%	5.2%
Percentage that are first mortgages			77.1	23.4
Average loan to value			67.4	67.6

Nonaccrual loans and leases as a percentage of category			.51	.27
Gross charge-offs as a percentage of category			.50	.86

As of / For the Period Ended June 30, 2008
	Total Home			Gross Charge-
Equity Loans and			Nonaccrual as a	Offs as a
	Lines	Percentage of	Percentage of	Percentage of
Home Equity Loans and Lines by State	Outstanding	Total	Outstandings	Outstandings
		(Dollars in millions)

North Carolina	$5,073	35.0%	.39%	.24%
Virginia	3,238	22.3	.20	.84
South Carolina	1,425	9.8	.70	.37
Georgia	1,159	8.0	.41	1.08
West Virginia	882	6.1	.36	.24
Maryland	854	5.9	.32	.52
Florida	722	5.0	1.09	2.89
Kentucky	609	4.2	.48	.24
Tennessee	442	3.0	.72	.26
Washington, D.C.	89.6		.94	4.03
Other	21.1		.32	.31
Total	$14,514	100.0%	.42%	.63%

NOTES: (1) Home equity portfolio is a component of direct retail loans and originated through the BB&T branching network.
(2) Home equity lines without an outstanding balance are excluded from this calculation.

          The residential acquisition, development and construction ("ADC") loan portfolio, a component of BB&T's commercial real estate loan portfolio, totaled $8.6 billion at June 30, 2008, a slight decrease from December 31, 2007. The ADC portfolio is 9.0% of total loans and leases at June 30, 2008. Nonaccrual ADC loans were $355 million at June 30, 2008, an increase

BB&T Corporation                     Page 45                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2008

of $242 million, compared to $113 million at December 31, 2007. As a percentage of loans and leases, ADC nonaccruals were 4.12% at June 30, 2008, compared to 1.30% at December 31, 2007. Gross charge-offs for the ADC portfolio were .74% of average loans on an annualized basis for the first six months of 2008, compared to .21% of average loans for the full year 2007. The remainder of the commercial real estate portfolio, which is largely related to loans for office buildings, hotels, warehouses, apartments, rental houses, and shopping centers, totaled $10.6 billion at June 30, 2008. This portion of the portfolio continues to perform reasonably well.

          The residential mortgage loan portfolio totaled $17.7 billion, a slight decrease from December 31, 2007. As a percentage of loans and leases, residential mortgage loan nonaccruals were 1.47% at June 30, 2008, compared to .71% at December 31, 2007. Gross charge-offs for the residential mortgage loan portfolio were .23% of average loans on an annualized basis compared to .08% of average loans for the full year 2007.

Shareholders’ Equity

          Total shareholders’ equity at June 30, 2008 was $12.8 billion, an increase of $168 million compared to $12.6 billion at December 31, 2007. BB&T’s book value per common share at June 30, 2008 was $23.40, compared to $23.14 at December 31, 2007. BB&T’s tangible shareholders’ equity was $7.4 billion at June 30, 2008, compared to $7.2 billion at December 31, 2007. BB&T’s tangible book value per common share at June 30, 2008 was $13.60 compared to $13.18 at December 31, 2007.

Back to Index

ANALYSIS OF RESULTS OF OPERATIONS

          Consolidated net income for the second quarter of 2008 totaled $428 million, a decrease of $30 million, or 6.6%, compared to $458 million earned during the second quarter of 2007. On a diluted per share basis, earnings for the three months ended June 30, 2008 were $.78, a decrease of 6.0% compared to $.83 for the same period in 2007. BB&T’s results of operations for the second quarter of 2008 produced an annualized return on average assets of 1.27% and an annualized return on average shareholders’ equity of 13.27%, compared to prior year ratios of 1.47% and 15.18%, respectively.

          Consolidated net income for the first six months of 2008 totaled $856 million, a decrease of 2.6% compared to $879 million earned during the same period of 2007. On a diluted per share basis, earnings for the first six months of 2008 and 2007 were $1.56 and $1.60, respectively, which represents a decrease of 2.5% . BB&T’s results of operations for the first six months of 2008 produced an annualized return on average assets of 1.28% and an annualized return on average shareholders’ equity of 13.29% compared to prior year ratios of 1.44% and 15.00%, respectively.

BB&T Corporation                     Page 46                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2008

          The following table sets forth selected financial ratios for the last five calendar quarters.

Table 5
Annualized
Profitability Measures

	2008			2007
	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Return on average assets	1.27%	1.29%	1.24%	1.37%	1.47%
Return on average shareholders' equity	13.27	13.30	12.89	14.24	15.18
Net interest margin (taxable equivalent)	3.65	3.54	3.46	3.45	3.55

Net Interest Income and Net Interest Margin

          Net interest income on an FTE basis was $1.1 billion for the second quarter of 2008 compared to $985 million for the same period in 2007, an increase of $105 million, or 10.7% . For the quarter ended June 30, 2008, average earning assets increased $8.8 billion, or 7.9%, compared to the same period of 2007, while average interest-bearing liabilities increased $9.6 billion, or 10.0%, and the net interest margin increased from 3.55% in the second quarter of 2007 to 3.65% in the current quarter.

          For the first six months of 2008, net interest income on an FTE basis was $2.1 billion, an increase of 9.0% compared to the same period in 2007. Average earning assets for the first six months of 2008 were $118.6 billion, an increase of 8.5% compared to the prior year average of $109.3 billion, while average interest-bearing liabilities increased $10.1 billion, or 10.6%, compared to the first six months of 2007. The net interest margin for the first six months of 2008 was 3.59%, an increase of 1 basis point compared to 3.58% during the first half of 2007. The improvement in the net interest margin was caused by a combination of factors. Beginning in the fourth quarter of 2007, BB&T started to realize the benefits from its liability sensitive balance sheet, which is reflected in the net interest margin improvement over the last three quarters. Additionally, BB&T maintained effective control of deposit and funding costs, while experiencing some improvement in loan pricing in 2008. Management currently anticipates that the net interest margin will improve further throughout 2008.

          The following tables set forth the major components of net interest income and the related annualized yields and rates for the second quarter and first six months of 2008 compared to the same periods in 2007, as well as the variances between the periods caused by changes in interest rates versus changes in volumes.

BB&T Corporation                     Page 47                Second Quarter 2008 10-Q

Table 6-1
FTE Net Interest Income and Rate / Volume Analysis
For the Three Months Ended June 30, 2008 and 2007

	Average Balances		Annualized Yield / Rate		Income/Expense		Increase	Change due to
	2008	2007	2008	2007	2008	2007	(Decrease)	Rate	Volume
	(Dollars in millions)
Assets
Securities, at amortized cost (1):
U.S. government-sponsored entities (GSE) (6)	$5,269	$10,559	5.18%	4.60%	$68	$122	$(54)	$13	$(67)
Mortgage-backed securities issued by GSE	13,982	8,303	4.79	5.02	167	103	64	(5)	69
States and political subdivisions	1,729	598	6.07	6.87	26	11	15	(1)	16
Non-agency mortgage-backed securities	1,658	1,685	5.81	5.77	24	24	-	-	-
Other securities	689	804	5.19	6.30	10	12	(2)	(2)	-
Trading securities	571	1,175	2.81	4.36	4	13	(9)	(4)	(5)
Total securities (5)	23,898	23,124	5.01	4.94	299	285	14	1	13
Other earning assets (2)	1,035	967	2.48	5.26	6	13	(7)	(7)	-
Loans and leases, net
of unearned income (1)(3)(4)	94,866	86,939	6.40	7.75	1,512	1,682	(170)	(310)	140

Total earning assets	119,799	111,030	6.09	7.14	1,817	1,980	(163)	(316)	153

Non-earning assets	15,758	13,818

Total assets	$135,557	$124,848

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-checking	$2,566	$2,487	0.97	2.30	6	14	(8)	(8)	-
Other client deposits	34,650	33,860	1.57	2.85	135	241	(106)	(110)	4
Client certificates of deposit	26,742	25,919	3.73	4.63	248	300	(52)	(60)	8
Other interest-bearing deposits	9,641	6,326	2.74	5.34	66	84	(18)	(51)	33

Total interest-bearing deposits	73,599	68,592	2.49	3.73	455	639	(184)	(229)	45
Federal Funds purchased, securities sold
under repurchase agreements and
short-term borrowed funds (1)	10,350	9,000	2.51	4.55	64	102	(38)	(51)	13
Long-term debt	21,697	18,471	3.83	5.51	208	254	(46)	(86)	40

Total interest-bearing liabilities	105,646	96,063	2.77	4.15	727	995	(268)	(366)	98

Noninterest-bearing deposits	13,086	13,367
Other liabilities	3,843	3,305
Shareholders' equity	12,982	12,113

Total liabilities and
shareholders' equity	$135,557	$124,848
Average interest rate spread			3.32	2.99
Net interest margin			3.65%	3.55%	$1,090	$985	$105	$50	$55

Taxable equivalent adjustment					$22	$19

(1)	Yields are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Includes Federal Funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, and other earning assets.
(3)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5)	Includes securities available for sale at amortized cost and trading securities at estimated fair value.
(6)	Includes stock issued by the FHLB of Atlanta.

BB&T Corporation                     Page 48                Second Quarter 2008 10-Q

Table 6-2
FTE Net Interest Income and Rate / Volume Analysis
For the Six Months Ended June 30, 2008 and 2007

	Average Balances		Annualized Yield / Rate		Income / Expense		Increase	Change due to
	2008	2007	2008	2007	2008	2007	(Decrease)	Rate	Volume
	(Dollars in millions)
Assets
Securities, at amortized cost (1):
U.S. government-sponsored entities (GSE) (6)	$7,003	$10,181	4.91%	4.50%	$172	$229	$(57)	$19	$(76)
Mortgage-backed securities issued by GSE	11,880	8,256	4.94	5.05	293	208	85	(5)	90
States and political subdivisions	1,571	573	6.18	6.86	48	20	28	(2)	30
Non-agency mortgage-backed securities	1,684	1,608	5.81	5.75	49	46	3	-	3
Other securities	791	825	5.74	7.88	23	32	(9)	(8)	(1)
Trading securities	727	1,059	4.68	5.04	17	27	(10)	(2)	(8)
Total securities (5)	23,656	22,502	5.09	5.00	602	562	40	2	38
Other earning assets (2)	1,158	904	3.00	5.12	17	23	(6)	(11)	5
Loans and leases, net
of unearned income (1)(3)(4)	93,792	85,922	6.67	7.74	3,116	3,304	(188)	(481)	293

Total earning assets	118,606	109,328	6.32	7.16	3,735	3,889	(154)	(490)	336

Non-earning assets	15,885	13,633

Total assets	$134,491	$122,961

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-checking	$2,433	$2,348	1.34	2.34	$16	$27	(11)	(12)	1
Other client deposits	34,750	33,628	1.84	2.84	318	473	(155)	(172)	17
Client certificates of deposit	26,903	25,498	4.02	4.62	538	584	(46)	(79)	33
Other interest-bearing deposits	9,667	7,607	3.06	5.34	147	202	(55)	(101)	46

Total interest-bearing deposits	73,753	69,081	2.78	3.75	1,019	1,286	(267)	(364)	97
Federal Funds purchased, securities sold
under repurchase agreements and
short-term borrowed funds	10,555	8,317	3.01	4.58	158	189	(31)	(75)	44
Long-term debt	20,449	17,286	4.25	5.42	434	466	(32)	(109)	77

Total interest-bearing liabilities	104,757	94,684	3.09	4.13	1,611	1,941	(330)	(548)	218

Noninterest-bearing deposits	12,881	13,158
Other liabilities	3,898	3,300
Shareholders' equity	12,955	11,819

Total liabilities and
shareholders' equity	$134,491	$122,961
Average interest rate spread			3.23	3.03
Net interest margin			3.59%	3.58%	$2,124	$1,948	$176	$58	$118

Taxable equivalent adjustment					$39	$37

(1)	Yields are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Includes Federal Funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, and other earning assets.
(3)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5)	Includes securities available for sale at amortized cost and trading securities at estimated fair value.
(6)	Includes stock issued by the FHLB of Atlanta.

BB&T Corporation                     Page 49                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2008

Provision for Credit Losses

          The provision for credit losses totaled $330 million for the second quarter of 2008, compared to $88 million for the second quarter of 2007. For the first six months of 2008, the provision for credit losses totaled $553 million, an increase of $394 million, or 247.8%, compared to the provision of $159 million for the same period in 2007. The increases in the provision for credit losses were driven primarily by challenges in residential real estate markets with the largest concentration of credit issues occurring in Georgia, Florida, and metro Washington D.C. Net charge-offs have risen in recent periods as a result of a weakening economy and more distress by borrowers. Management currently anticipates that net-charge offs will be between .75% and .85% of average loans and leases for the full year 2008.

          Net charge-offs were .72% of average loans and leases on an annualized basis for the second quarter of 2008 compared to .35% of average loans and leases for the same period in 2007. For the first six months of 2008, the annualized net-charge off ratio was .63% of average loans and leases, compared to .32% during the corresponding period of 2007. The allowance for loan and lease losses was 1.33% of loans and leases held for investment and was 1.24x total nonaccrual and restructured loans and leases at June 30, 2008, compared to 1.05% and 2.83x, respectively, at June 30, 2007.

Noninterest Income

          Noninterest income as a percentage of total revenues has increased in recent years due to BB&T’s emphasis on growing its fee-based businesses. Fee-based service revenues lessen BB&T’s dependence on traditional spread-based interest income and are a relatively stable revenue source during periods of changing interest rates. Noninterest income for the three months ended June 30, 2008 totaled $827 million, compared to $729 million for the same period in 2007, an increase of $98 million, or 13.4% . For the six months ended June 30, 2008, noninterest income totaled $1.6 billion, an increase of $217 million, or 15.7%, compared to the same period in 2007.

          Insurance income, which is BB&T’s largest source of noninterest income, totaled $237 million for the second quarter of 2008, an increase of 3.5% compared to the same three-month period of 2007. For the first six months of 2008, insurance income totaled $449 million, up $23 million, or 5.4%, compared to the same period last year. This increase is primarily the result of new product initiatives that were introduced in the second half of 2007. This growth also includes the impact from acquisitions and divestitures completed during 2008 and 2007.

          Service charges on deposits totaled $172 million for the second quarter of 2008, an increase of $21 million, or 13.9%, compared to the second quarter of 2007. For the first six months of 2008, service charges on deposits totaled $326 million, an increase of $37 million, or 12.8%, compared to the same period in 2007. This increase in revenues was primarily attributable to growth from overdraft fees compared to the same periods last year. During the first six months of 2008, BB&T opened 70 thousand net new transaction accounts, which also contributed to the growth in service charges.

BB&T Corporation                     Page 50                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2008

          Investment banking and brokerage fees and commissions totaled $88 million for the second quarter of 2008, a decrease of 1.1%, from $89 million earned in the second quarter of 2007. For the first six months of 2008, investment banking and brokerage fees and commissions totaled $174 million, up $3 million, or 1.8%, compared to the same period last year.

          The following table provides a breakdown of the various components of mortgage banking income and other statistical information for the second quarters of 2008 and 2007:

Table 7-1
Mortgage Banking Income and Related Statistical Information

	For the Three Months Ended
	June 30,
Mortgage Banking Income	2008	2007
	(Dollars in millions)

Residential mortgage production income	$34	$17

Residential Mortgage Servicing:
Residential mortgage servicing fees	36	27

Residential mortgage servicing rights increase in
fair value due to change in valuation inputs or assumptions	152	72
Mortgage servicing rights derivative losses	(158)	(73)
Net	(6)	(1)
Realization of expected residential mortgage servicing rights
cash flows	(21)	(23)
Total residential mortgage servicing income	9	3
Total residential mortgage banking income	43	20
Commercial mortgage banking income	14	11
Total mortgage banking income	$57	$31

	As of / For the Three Months Ended
	June 30,
Mortgage Banking Statistical Information	2008	2007
	(Dollars in millions)

Residential mortgage originations	$4,721	$3,014
Residential mortgage loans serviced for others	36,181	29,326
Residential mortgage loan sales	4,185	1,514

Commercial mortgage originations	$1,095	$782
Commercial mortgage loans serviced for others	21,800	9,677

          Mortgage banking income totaled $57 million in the second quarter of 2008, an increase of $26 million, compared to $31 million earned in the second quarter of 2007. BB&T adopted SFAS No. 159 for the majority of loans originated for sale after January 1, 2008, and implemented the provisions of SAB 109. As a result of the adoption of both standards, mortgage banking income increased approximately $19 million compared to the second quarter of 2007. Of the $19 million increase relating to the adoption of these accounting standards, approximately $16 million relates to the elimination of the provisions of SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases—an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17,” (“SFAS No. 91”) on loans accounted for at fair value and resulted in a corresponding increase in personnel expense. The net change in the valuation of mortgage servicing rights resulted in a $5 million decline compared to the second quarter of 2007.

BB&T Corporation                     Page 51                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2008

Excluding the impact of these items, mortgage banking income increased $12 million, or 37.5%, compared to the same period last year. Commercial mortgage loans serviced for others increased from $9.7 billion at June 30, 2007 to $21.8 billion at June 30, 2008 largely as a result of the acquisition of Collateral Real Estate Capital, LLC, which occurred in November 2007.

          The following table provides a breakdown of the various components of mortgage banking income for the six month periods ended June 30, 2008 and 2007, respectively:

Table 7-2
Mortgage Banking Income and Related Statistical Information

	For the Six Months Ended
	June 30,
Mortgage Banking Income	2008	2007
	(Dollars in millions)

Residential mortgage production income	$72	$30

Residential Mortgage Servicing:
Residential mortgage servicing fees	68	56

Residential mortgage servicing rights increase in
fair value due to change in valuation inputs or assumptions	68	79
Mortgage servicing rights derivative losses	(76)	(76)
Net	(8)	3
Realization of expected residential mortgage servicing rights
cash flows	(44)	(46)
Total residential mortgage servicing income	16	13
Total residential mortgage banking income	88	43
Commercial mortgage banking income	28	18
Total mortgage banking income	$116	$61

	As of / For the Six Months Ended
	June 30,
Mortgage Banking Statistical Information	2008	2007
	(Dollars in millions)

Residential mortgage originations	$9,114	$5,475
Residential mortgage loan sales	6,832	3,072

Commercial mortgage originations	$1,962	$1,298

          Mortgage banking income totaled $116 million in the first half of 2008, an increase of $55 million, compared to $61 million earned in the same period of 2007. As a result of the adoption of fair value accounting standards, mortgage banking income increased approximately $50 million compared to the first half of 2007. Of the $50 million increase relating to the adoption of fair value accounting standards, approximately $32 million relates to the elimination of the provisions of SFAS No. 91 on loans accounted for at fair value and resulted in a corresponding increase in personnel expense. The net change in the valuation of mortgage servicing rights during the first six months of 2008 resulted in an $11 million decline compared to the same period of 2007. Excluding the impact of these items, mortgage banking income increased $16 million, or 27.6%, compared to the same period last year.

BB&T Corporation                     Page 52                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2008

          Other nondeposit fees and commissions, including bankcard fees and checkcard fees, totaled $139 million for the second quarter of 2008, an increase of $12 million, or 9.4%, compared to the second quarter of 2007. The principal drivers of the second quarter increase were debit and check card related service fees and bankcard income, which increased by $9 million and $4 million, respectively, compared to the same period in 2007. These increases were due to increased purchase volumes as clients continue to migrate toward electronic forms of payment. For the six months ended June 30, 2008, other nondeposit fees and commissions, including bankcard fees and merchant discounts, and checkcard fees totaled $267 million, up $26 million, or 10.8%, from the same period in 2007. The increase for the first six months of 2008 was driven by the same factors as the quarter, including increases in checkcard fees and bankcard income of $14 million and $10 million, respectively.

          Other income, including income from bank-owned life insurance, totaled $86 million for the second quarter of 2008, an increase of $25 million, or 41.0%, compared to the second quarter of 2007. The increase for the second quarter of 2008 primarily resulted from a $47 million gain related to the sale of Visa, Inc. stock, which was composed of proceeds of $62 million less a $15 million reserve for estimated liabilities under an indemnification agreement with the buyer, and $10 million of additional revenues from client derivative activities. These increases were offset by a number of factors. The adoption of fair value accounting standards resulted in a decline of $6 million in other income related to the valuation of derivatives. In addition, net revenues from BB&T’s venture capital investments declined $15 million, and earnings from investments in low income housing partnerships that generate tax benefits declined $13 million compared to the second quarter of 2007.

          For the first six months of 2008, other income totaled $135 million, an increase of $12 million, or 9.8%, compared to the first half of 2007. The increase for the first six months of 2008 included gains related to BB&T’s ownership interest and sale of Visa, Inc. stock that amounted to $80 million. In addition, revenues from client derivative activities were $17 million higher in the first half of 2008 compared to the same period of 2007. These increases were partially offset by a number of factors. The adoption of fair value accounting standards resulted in a decline of $12 million in other income related to the valuation of derivatives. In addition, net revenues from BB&T’s venture capital investments declined $14 million, earnings from investments in low income housing partnerships that generate tax benefits declined $20 million, and income from bank-owned life insurance declined $15 million compared to the first half of 2007. The decline in income from bank-owned life insurance was due to a valuation adjustment that resulted from a decline in the underlying assets of certain insurance polices. The increase in other income for the first six months of 2008 compared to 2007 was partially reduced by a prior-period sale of an insurance operation, which produced a gain of $19 million last year.

          Securities gains totaled $10 million and $53 million for the second quarter and first six months of 2008, respectively. These gains resulted from the sale of $5.2 billion of available-for-sale securities during the six months ended June 30, 2008, which allowed reinvestment at higher rates of return with no additional credit risk. During the first half of 2007, BB&T recorded securities losses totaling $10 million.

BB&T Corporation                     Page 53                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2008

Noninterest Expense

          Noninterest expenses totaled $962 million for the second quarter of 2008, compared to $923 million for the same period a year ago, an increase of $39 million, or 4.2% . For the first six months of 2008, noninterest expenses totaled $1.9 billion, an increase of $92 million, or 5.1%, compared to the same period in 2007.

          Personnel expense, the largest component of noninterest expense, was $565 million for the current quarter compared to $540 million for the same period in 2007, an increase of $25 million, or 4.6% . This increase was primarily attributable to an increase in salaries and wages of $39 million, including $16 million that resulted from the elimination of the provisions of SFAS No. 91 on loans accounted for at fair value. This increase was partially offset by a decrease in incentive compensation of $16 million. In addition, pension plan expense decreased $7 million and equity-based compensation expense increased $8 million. For the first six months of 2008, personnel expense totaled $1.1 billion, an increase of $48 million, or 4.5% compared to the same period in 2007. This increase was primarily due to an increase in salaries and wages of $73 million, including $32 million that resulted from the elimination of the provisions of SFAS No. 91 on loans accounted for at fair value. This increase was offset by decreases in pension plan expense and certain nonqualified retirement benefits of $14 million and $13 million, respectively.

          Occupancy and equipment expense for the three months ended June 30, 2008 totaled $124 million, compared to $117 million for the second quarter of 2007, representing an increase of $7 million, or 6.0% . For the first six months of 2008, occupancy and equipment expense totaled $247 million, up $14 million, or 6.0%, compared to 2007. The increase for the second quarter and the first six months of 2008 was primarily related to additional rent in connection with de novo branches, acquisitions and renewals of existing leases.

          Other noninterest expenses, including professional services, loan processing expenses and amortization of intangibles, totaled $272 million for the current quarter, an increase of $11 million, or 4.2%, compared to the same period of 2007.  The increase was primarily attributable to an increase of $16 million in professional services expense, $11 million in foreclosed property expense, $7 million of reserves and losses related to insurance claims and $4 million in loan processing expense compared to the same period of 2007. These increases were offset by a gain of $36 million from the early extinguishment of certain FHLB advances in the second quarter of 2008.

          For the first six months of 2008, other noninterest expenses, including professional services, loan processing expenses and amortization of intangibles, totaled $533 million for the current year, an increase of $35 million, or 7.0%, compared to the same period of 2007.  The increase was primarily attributable to an increase of $22 million in professional services expense, $17 million in foreclosed property expense, $11 million of reserves and losses related to insurance claims and $9 million in loan processing expense compared to the same period of 2007. These increases were partially offset by the reversal of an accrual of $14 million related to BB&T’s obligations arising from its ownership interest in Visa, Inc. and by a gain of $36 million from the early extinguishment of certain FHLB advances in the second quarter of 2008.

BB&T Corporation                     Page 54                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2008

Merger-Related and Restructuring Activities

          BB&T has incurred certain merger-related and restructuring expenses, primarily in connection with business combinations. Merger-related and restructuring expenses or credits include severance and personnel-related costs or credits, which typically occur in corporate support and data processing functions, occupancy and equipment charges or credits, which relate to costs or gains associated with lease terminations, obsolete equipment write-offs, and the sale of duplicate facilities and equipment, and other merger-related and restructuring charges or credits, which include expenses necessary to convert and combine the acquired branches and operations of merged companies, direct media advertising related to the acquisitions, asset and supply inventory write-offs, litigation accruals, and other similar charges. Merger-related and restructuring charges during the second quarters of 2008 and 2007 were $1 million and $5 million, respectively.

          At June 30, 2008 and December 31, 2007, there were $20 million and $16 million, respectively, of merger-related and restructuring accruals. In general, a major portion of accrued costs are utilized in conjunction with or immediately following the systems conversion, when most of the duplicate positions are eliminated and the terminated employees begin to receive severance. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger and restructuring accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at June 30, 2008 are expected to be utilized during 2008, unless they relate to specific contracts that expire in later years.

Provision for Income Taxes

          The provision for income taxes totaled $175 million for the second quarter of 2008, a decrease of $51 million compared to the same period of 2007, primarily due to lower pretax income, as well as receiving additional interest for settlement of normal audits of tax returns and low income housing tax credits from investments that were made in late 2007. BB&T’s effective income tax rates for the second quarters of 2008 and 2007 were 29.0% and 33.0%, respectively. For the first six months of 2008, the provision for income taxes was $376 million compared to $448 million for the first half of 2007. The $72 million decrease in the provision for income taxes for the first half of 2008 was primarily attributable to lower pretax income, as well as the factors mentioned above. BB&T’s effective income tax rates for the first six months of 2008 and 2007 were 30.5% and 33.8%, respectively.

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

BB&T Corporation                     Page 55                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2008

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

56

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2008

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

BB&T Corporation                     Page 57                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2008

asset/liability management prescribe a maximum negative impact on interest sensitive income of 2% for the next 12 months for a linear change of 100 basis points over four months followed by a flat interest rate scenario for the remaining eight month period, and a maximum negative impact of 4% for a linear change of 200 basis points over eight months followed by a flat interest rate scenario for the remaining four month period. Previously, management’s policy was a maximum negative impact on interest sensitive income of 3% for the next 12 months for a linear change of 150 basis points over six months followed by a flat interest rate scenario for the remaining six month period, and a maximum negative impact of 6% for a linear change of 300 basis points over 12 months. Management did not model a negative 300 basis point decline in the current period, because this would have resulted in a Federal Funds rate of less than zero.

Table 8
Interest Sensitivity Simulation Analysis

Interest Rate Scenario			Annualized Hypothetical
			Percentage Change in

Linear	Prime Rate		Net Interest Income
Change in	June 30,		June 30,
Prime Rate	2008	2007	2008	2007

3.00%	8.00%	11.25%	0.25%	(3.45	) %
2.00	7.00	10.25	-	NA
1.50	6.50	9.75	(0.16)	(2.48)
1.00	6.00	9.25	(0.28)	NA
No Change	5.00	8.25	-	-
(1.00)	4.00	7.25	(2.10)	NA
(1.50)	3.50	6.75	(3.27)	1.95
(2.00)	3.00	6.25	(4.67)	NA
(3.00)	2.00	5.25	NA	2.29

          As of June 30, 2008, BB&T’s interest sensitive position was slightly outside the parameters established by the Market Risk and Liquidity Committee for a down 100 and down 200 basis point move. Management is continually monitoring the economic outlook and the Company’s interest sensitive position, but believes that further rate declines of this magnitude are unlikely.

Derivative Financial Instruments

          BB&T utilizes a variety of financial instruments to manage various financial risks. These instruments, commonly referred to as derivatives, primarily consist of interest-rate swaps, swaptions, caps, floors, collars, financial forward and futures contracts, when-issued securities, foreign exchange contracts and options written and purchased. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. BB&T uses derivatives primarily to manage risk related to securities, business loans, overnight based funding, long-term debt, mortgage servicing

BB&T Corporation                     Page 58                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2008

rights, mortgage banking operations and certificates of deposit. BB&T also uses derivatives to facilitate client’s needs.

          Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties. Notional amounts do not represent amounts to be exchanged between parties, and are not a measure of financial risk. On June 30, 2008, BB&T had derivative financial instruments outstanding with notional amounts totaling $59.8 billion. The estimated net fair value of open contracts was $156 million at June 30, 2008. This compares to $47.2 billion of notional amounts with a fair value of $181 million outstanding at December 31, 2007. The majority of the increase in notional amounts was due to the addition of $5.5 billion in derivatives related to mortgage banking operations and $6.2 billion in derivatives related to BB&T’s clients. The $25 million decrease in the fair value of derivatives between December 31, 2007 and June 30, 2008 was the result of a decline in the fair value of derivatives hedging interest rate risk related to mortgage banking operations, which was partially offset by an increase in the fair value of derivatives related to balance sheet management and client positions.

          Credit risk related to derivatives arises when amounts receivable from a counterparty exceed amounts payable. Because the notional amount of the instruments only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T deals only with derivatives dealers that are national market makers with strong credit ratings in its derivatives activities. BB&T further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. In addition, certain counterparties are required to provide collateral to BB&T when their unsecured loss positions exceed certain negotiated limits. All of the derivative contracts to which BB&T is a party settle monthly, quarterly or semiannually. Further, BB&T frequently has netting agreements with the dealers with which it does business. Because of these factors, BB&T’s credit risk exposure related to derivative contracts at June 30, 2008 was not material.

BB&T Corporation                     Page 59                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2008

          The following tables set forth certain information concerning BB&T’s derivative financial instruments at June 30, 2008 and December 31, 2007:

Table 9-1
Derivative Classifications and Hedging Relationships

	June 30, 2008
	Notional	Fair Value
	Amount	Gain	Loss
	(Dollars in Millions)

Derivatives Designated as Cash Flow Hedges:
Hedging business loans	$1,619	$10	$-
Hedging overnight and short-term funding	2,974	5	(18)
Hedging 3 Month LIBOR funding	4,189	27	(11)

Derivatives Designated as Fair Value Hedges:
Hedging long-term debt	8,300	148	(5)
Hedging municipal securities	438	-	(36)
Hedging certificates of deposit and other time deposits	27	-	-

Derivatives not designated as hedges	42,248	263	(227)
Total	$59,795	$453	$(297)

	December 31, 2007
	Notional	Fair Value
	Amount	Gain	Loss
	(Dollars in Millions)

Derivatives Designated as Cash Flow Hedges:
Hedging business loans	$2,119	$20	$-
Hedging overnight and short-term funding	1,750	-	(14)
Hedging 3 Month LIBOR funding	2,934	-	(8)

Derivatives Designated as Fair Value Hedges:
Hedging long-term debt	8,300	148	(6)
Hedging municipal securities	446	-	(33)

Derivatives not designated as hedges	31,648	241	(167)
Total	$47,197	$409	$(228)

BB&T Corporation                     Page 60                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2008

Table 9-2
Derivative Financial Instruments

	June 30, 2008		December 31, 2007
		Estimated		Estimated
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	(Dollars in Millions)

Receive fixed swaps (includes forward starting)	$19,419	$230	$14,890	$336
Pay fixed swaps (includes forward starting)	12,685	(101)	7,492	(171)
Other swaps	8,063	3	5,457	(10)
Caps, floors and collars	2,631	8	3,650	16
Foreign exchange contracts	294	-	227	-
Futures contracts	4,299	3	8,690	(3)
Treasury forwards	-	-	10	-
Interest rate lock commitments	1,819	6	1,203	2
Forward commitments	5,589	(1)	2,028	(10)
Swaptions	2,931	13	1,741	21
When-issued securities and forward rate agreements	2,059	(5)	1,703	-
Options on contracts purchased and sold	6	-	106	-
Total	$59,795	$156	$47,197	$181

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

BB&T Corporation                     Page 61                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2008

          Management regularly monitors the capital position of BB&T. In this regard, management’s overriding policy is to maintain capital at levels that will result in BB&T being classified as “well-capitalized” for regulatory purposes and to maintain sufficient capital relative to the Corporation’s level of risk. Secondarily, it is management’s intent to maintain consolidated capital levels that result in regulatory risk-based capital ratios that are generally comparable with BB&T’s peers of similar size, complexity and risk profile. Further, management particularly monitors and intends to maintain the following minimum consolidated capital ratios:

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

          BB&T’s regulatory and tangible capital ratios for the last five calendar quarters are set forth in the following table.

Table 10
Capital Ratios

	2008		2007
	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Risk-based capital ratios:
Tier 1 capital	8.9%	9.0%	9.1%	9.3%	9.4%
Total capital	14.0	14.1	14.2	14.5	14.7
Tier 1 leverage ratio	7.2	7.3	7.2	7.3	7.5
Tangible capital ratio	5.7	5.6	5.7	5.7	5.8

BB&T Corporation                     Page 62                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2008

Share Repurchase Activity

          BB&T has periodically repurchased shares of its own common stock. In accordance with North Carolina law, repurchased shares cannot be held as treasury stock, but revert to the status of authorized and unissued shares upon repurchase.

          On June 27, 2006, BB&T’s Board of Directors granted authority under a plan (the “2006 Plan”) for the repurchase of up to 50 million shares of BB&T’s common stock as needed for general corporate purposes. The 2006 Plan also authorizes the repurchase of the remaining shares from the previous authorization. The 2006 Plan remains in effect until all the authorized shares are repurchased unless modified by the Board of Directors. No shares were repurchased in connection with the 2006 Plan during the second quarter of 2008.

Table 11
Share Repurchase Activity

	2008
				Maximum Remaining
				Number of Shares
	Total	Average	Total Shares Purchased	Available for Repurchase
	Shares	Price Paid	Pursuant to	Pursuant to
	Repurchased (1)	Per Share (2)	Publicly-Announced Plan	Publicly-Announced Plan
	(Shares in Thousands)
April 1-30	2	$33.04	-	44,139
May 1-31	9	35.08	-	44,139
June 1-30	1	32.31	-	44,139
Total	12	$34.46	-	44,139

(1) Repurchases reflect shares exchanged or surrendered in connection with the exercise of equity-based awards under BB&T's equity-based compensation plans.
(2) Excludes commissions.

Back to Index

SEGMENT RESULTS

           BB&T’s operations are divided into seven reportable business segments: the Banking Network, Residential Mortgage Banking, Sales Finance, Specialized Lending, Insurance Services, Financial Services and Treasury. These operating segments have been identified based primarily on BB&T’s organizational structure. See Note 10 “Operating Segments” in the notes to the consolidated financial statements contained herein for additional disclosures related to BB&T’s reportable business segments. Fluctuations in noninterest income and noninterest expense incurred directly by the operating segments are more fully described in the sections titled “Noninterest Income” and “Noninterest Expense” of this discussion and analysis. The following table reflects the net income (loss) for each of BB&T’s operating segments for the six month periods ended June 30, 2008 and 2007, respectively.

BB&T Corporation                     Page 63                Second Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2008

BB&T Corporation
Reportable Segments

	For the Six Months Ended
	June 30, 2008	June 30, 2007
	(Dollars in Millions)

Banking Network	$801	$787
Residential Mortgage Banking	93	61
Sales Finance	18	16
Specialized Lending	8	41
Insurance Services	49	68
Financial Services	55	35
Treasury	74	(46)
All Other Segments	(9)	(7)
Parent/Reconciling Items	(233)	(76)
BB&T Corporation	$856	$879

           The $32 million increase in net income attributable to the Residential Mortgage Banking segment was due to the adoption of fair value accounting for the loans held for sale portfolio and increased net interest income from growth in mortgage loans held for investment. The decline of $33 million in the Specialized Lending segment was largely due to higher provision for loan and lease loss expense, as net losses in these portfolios were higher in the first half of 2008 compared to the same period last year. The decline of $19 million in the Insurance Services segment was largely due to a pre-tax gain of $19 million earned in the prior period on the sale of an insurance operation. The increase of $20 million in net income attributable to the Financial Services segment was primarily the result of strong performance from the corporate banking division, which focuses on meeting the financial needs of large commercial clients along with the management of BB&T’s client interest-rate derivatives program. The increase of $120 million in net income in the Treasury segment was a result of securities gains of $53 million earned in the current year compared to $10 million of losses in the same period last year. In addition, the Treasury segment benefited from the decline in short term rates, which reduced liability costs. The decrease of $157 million related to Parent/Reconciling items is largely due to the difference between the provision for credit losses that is recorded under generally accepted accounting principles and the provision for credit losses that is allocated to the business units.

BB&T Corporation                     Page 64                Second Quarter 2008 10-Q

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

Back to Index

BB&T Corporation                     Page 65                Second Quarter 2008 10-Q

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

Unpredictable catastrophic events could have a material adverse effect on BB&T.

          The occurrence of catastrophic events such as hurricanes, tropical storms, earthquakes, pandemic disease, windstorms, floods, severe winter weather (including snow, freezing water, ice storms and blizzards), fires and other catastrophes could adversely affect BB&T’s consolidated financial condition or results of operations. Unpredictable natural and other disasters could have an adverse effect on BB&T in that such events could materially disrupt BB&T’s operations or the ability or willingness of BB&T’s customers to access the financial services offered by BB&T. BB&T’s property and casualty insurance operations also expose us to claims arising out of catastrophes. The incidence and severity of catastrophes are inherently unpredictable. Although BB&T carries insurance to mitigate its exposure to certain catastrophic events, catastrophic events could nevertheless reduce BB&T’s earnings and cause volatility in its financial results for any fiscal quarter or year and have a material adverse effect on BB&T’s financial condition or results of operations.

Back to Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          (c) Please refer to “Share Repurchase Activity” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section herein.

Back to Index

Item 4. Submission of Matters to a Vote of Security Holders

          BB&T held its Annual Meeting of Shareholders on April 22, 2008, to consider and vote on the matters listed below. A total of 442,109,124 of the Company’s shares were present or represented by proxy at the meeting. This represented approximately 81% of the Company’s outstanding shares.

Back to Index

BB&T Corporation                     Page 66                Second Quarter 2008 10-Q

          The individuals named below were re-elected to serve as directors of the Corporation for a one-year term expiring in 2009:

Name	Votes For	Votes Withheld

John A. Allison, IV	428,733,885	13,375,239
Jennifer S. Banner	429,533,767	12,575,357
Anna R. Cablik	413,143,009	28,966,115
Nelle R. Chilton	429,487,247	12,621,877
Ronald E. Deal	412,555,166	29,553,958
Tom D. Efird	428,890,980	13,218,144
Barry J. Fitzpatrick	428,579,859	13,529,265
L. Vincent Hackley, PhD	427,884,759	14,224,365
Jane P. Helm	428,632,116	13,477,008
John P. Howe, III, M.D.	429,096,767	13,012,357
James H. Maynard	429,233,132	12,875,992
Albert O. McCauley	428,803,872	13,305,252
J. Holmes Morrison	429,058,295	13,050,829
Nido R. Qubein	423,124,260	18,984,864
Thomas N. Thompson	429,839,382	12,269,742
Stephen T. Williams	429,890,856	12,218,268

          The proposal to ratify the reappointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm was approved, with 432,698,673 shares voting for, 4,839,581 shares voting against, and 4,570,870 shares abstaining.

Back to Index

Item 6. Exhibits

11	Statement re: Computation of Earnings Per Share.

12	Statement re: Computation of Ratios.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Back to Index

BB&T Corporation                     Page 67                Second Quarter 2008 10-Q

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BB&T CORPORATION
(Registrant)

Date:	August 7, 2008	By: /s/ Christopher L. Henson
Christopher L. Henson, Senior Executive Vice
President and Chief Financial Officer

Date:	August 7, 2008	By: /s/ Edward D. Vest
Edward D. Vest, Executive Vice President
and Corporate Controller
(Principal Accounting Officer)

Back to Index

BB&T Corporation                     Page 68                Second Quarter 2008 10-Q

EXHIBIT INDEX

Exhibit	Description	Location
No.

11	Statement re: Computation of Earnings Per Share.	Filed herewith as Note 8.

12	Statement re: Computation of Ratios.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to	Filed herewith.
Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as
adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to	Filed herewith.
Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as
adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18	Filed herewith.
U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18	Filed herewith.
U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

Back to Index

BB&T Corporation                     Page 69                Second Quarter 2008 10-Q