Form 10-Q
period 2008-09-30
BB&T CORP
filed 2008-11-06
CIK 92230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

September 30, 2008

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

At October 31, 2008, 552,487,459 shares of the registrant's common stock, $5 par value, were outstanding.

BB&T Corporation                     Page 1                Third Quarter 2008 10-Q

Item 1. Financial Statements

BB&T CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share data, shares in thousands)

	September 30,	December 31,
	2008	2007

Assets
Cash and due from banks	$1,675	$2,050
Interest-bearing deposits with banks	420	388
Federal funds sold and securities purchased under resale agreements
or similar arrangements	297	679
Segregated cash due from banks	307	208
Trading securities at fair value	548	1,009
Securities available for sale at fair value	20,534	22,419
Loans held for sale ($1,379 at fair value at September 30, 2008)	1,419	779
Loans and leases, net of unearned income	95,263	90,907
Allowance for loan and lease losses	(1,377)	(1,004)
Loans and leases, net	93,886	89,903

Premises and equipment, net of accumulated depreciation	1,557	1,529
Goodwill	5,340	5,194
Core deposit and other intangible assets	507	489
Residential mortgage servicing rights at fair value	601	472
Other assets	9,950	7,499
Total assets	$137,041	$132,618

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing deposits	$13,534	$13,059
Interest checking	2,189	1,201
Other client deposits	37,786	35,504
Client certificates of deposit	26,519	26,972
Other interest-bearing deposits	8,359	10,030
Total deposits	88,387	86,766
Federal funds purchased, securities sold under repurchase agreements
and short-term borrowed funds	10,075	10,634
Long-term debt	21,337	18,693
Accounts payable and other liabilities	4,307	3,893
Total liabilities	124,106	119,986
Commitments and contingencies (Note 6)
Shareholders' equity:
Preferred stock, $5 par, 5,000 shares authorized, none issued or
outstanding at September 30, 2008 or at December 31, 2007	-	-
Common stock, $5 par, 1,000,000 shares authorized;
552,259 issued and outstanding at September 30, 2008, and
545,955 issued and outstanding at December 31, 2007	2,761	2,730
Additional paid-in capital	3,278	3,087
Retained earnings	7,357	6,919
Accumulated other comprehensive loss, net of deferred income
taxes of $(277) at September 30, 2008 and $(65) at December 31, 2007	(461)	(104)
Total shareholders' equity	12,935	12,632
Total liabilities and shareholders' equity	$137,041	$132,618

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation                     Page 2                Third Quarter 2008 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in millions, except per share data, shares in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest Income
Interest and fees on loans and leases	$1,499	$1,719	$4,595	$5,007
Interest and dividends on securities	287	297	859	838
Interest on short-term investments	7	14	24	37
Total interest income	1,793	2,030	5,478	5,882

Interest Expense
Interest on deposits	449	679	1,468	1,965
Interest on federal funds purchased, securities sold under
repurchase agreements and short-term borrowed funds	48	110	195	299
Interest on long-term debt	208	263	642	729
Total interest expense	705	1,052	2,305	2,993

Net Interest Income	1,088	978	3,173	2,889
Provision for credit losses	364	105	917	264

Net Interest Income After Provision for Credit Losses	724	873	2,256	2,625
Noninterest Income
Insurance income	232	206	681	632
Service charges on deposits	176	157	502	446
Investment banking and brokerage fees and commissions	84	87	258	258
Mortgage banking income	83	27	199	88
Checkcard fees	52	47	151	132
Other nondeposit fees and commissions	47	46	140	137
Trust and investment advisory revenues	37	40	115	120
Bankcard fees and merchant discounts	38	36	113	101
Income from bank-owned life insurance	24	24	62	77
Securities gains (losses), net	13	6	66	(4)
Other income (loss)	6	(1)	103	69
Total noninterest income	792	675	2,390	2,056
Noninterest Expense
Personnel expense	552	514	1,664	1,578
Occupancy and equipment expense	127	118	374	351
Professional services	51	36	136	99
Loan processing expenses	32	29	96	84
Amortization of intangibles	25	26	77	77
Merger-related and restructuring charges, net	5	7	11	18
Other expenses	217	158	549	487
Total noninterest expense	1,009	888	2,907	2,694
Earnings
Income before income taxes	507	660	1,739	1,987
Provision for income taxes	149	216	525	664
Net income	$358	$444	$1,214	$1,323

Per Common Share
Net income:
Basic	$.65	$.81	$2.22	$2.42
Diluted	$.65	$.80	$2.20	$2.40
Cash dividends paid	$.47	$.46	$1.39	$1.30

Weighted Average Shares Outstanding
Basic	549,761	550,603	547,543	546,978
Diluted	553,544	555,336	551,144	552,153

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation                     Page 3                Third Quarter 2008 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)
(Dollars in millions, except per share data, shares in thousands)

					Accumulated
	Shares of		Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance, January 1, 2007	541,475	$2,707	$2,801	$6,596	$(359)	$11,745
Add (Deduct):
Comprehensive income (loss):
Net income	-	-	-	1,323	-	1,323
Unrealized holding gains (losses) arising during the period
on securities available for sale, net of tax of $52	-	-	-	-	96	96
Reclassification adjustment for losses (gains)
on securities available for sale included in net
income, net of tax of $1	-	-	-	-	3	3
Change in unrealized gains (losses) on securities, net of tax	-	-	-	-	99	99
Change in unrecognized gains (losses) on cash flow hedges,
net of tax	-	-	-	-	(1)	(1)
Change in pension and postretirement liability, net of tax of $(2)	-	-	-	-	(10)	(10)
Foreign currency translation adjustment	-	-	-	-	3	3
Total comprehensive income (loss)	-	-	-	1,323	91	1,414

Common stock issued:
In purchase acquisitions (1)	8,807	44	356	-	-	400
In connection with stock option exercises
and other employee benefits, net of cancellations	2,155	11	47	-	-	58
Redemption of common stock	(3,100)	(16)	(107)	-	-	(123)
Cash dividends declared on common stock, $1.34 per share	-	-	-	(735)	-	(735)
Cumulative effect of adoption of FIN 48	-	-	-	(119)	-	(119)
Cumulative effect of adoption of FSP FAS 13-2	-	-	-	(306)	-	(306)
Other, net	-	-	68	-	-	68
Balance, September 30, 2007	549,337	$2,746	$3,165	$6,759	$(268)	$12,402

Balance, January 1, 2008	545,955	$2,730	$3,087	$6,919	$(104)	$12,632
Add (Deduct):
Comprehensive income (loss):
Net income	-	-	-	1,214	-	1,214
Unrealized holding gains (losses) arising during the period
on securities available for sale, net of tax of $(196)	-	-	-	-	(329)	(329)
Reclassification adjustment for losses (gains)
on securities available for sale included in net
income, net of tax of $(25)	-	-	-	-	(41)	(41)
Change in unrealized gains (losses) on securities, net of tax	-	-	-	-	(370)	(370)
Change in unrecognized gains (losses) on cash flow hedges,
net of tax of $8	-	-	-	-	13	13
Change in pension and postretirement liability, net of tax of $1	-	-	-	-	1	1
Foreign currency translation adjustment	-	-	-	-	(1)	(1)
Total comprehensive income (loss)	-	-	-	1,214	(357)	857

Common stock issued:
In purchase acquisitions	1,181	6	27	-	-	33
In connection with stock option exercises
and other employee benefits, net of cancellations	1,857	9	43	-	-	52
In connection with dividend reinvestment plan	813	4	19	-	-	23
In connection with private placement to BB&T pension plan	2,458	12	41	-	-	53
Cash dividends declared on common stock, $1.40 per share	-	-	-	(768)	-	(768)
Cumulative effect of adoption of EITF 06-4 and EITF 06-10	-	-	-	(8)	-	(8)
Other, net	(5)	-	61	-	-	61
Balance, September 30, 2008	552,259	$2,761	$3,278	$7,357	$(461)	$12,935

(1) Additional paid-in capital includes the value of replacement stock options issued.

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation                     Page 4                Third Quarter 2008 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	For the Nine Months Ended
	September 30,
	2008	2007
Cash Flows From Operating Activities:
Net income	$1,214	$1,323
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Provision for credit losses	917	264
Depreciation	146	133
Amortization of intangibles	77	77
Equity-based compensation	61	56
Discount accretion and premium amortization on long-term debt, net	74	92
(Gain) loss on sales of securities, net	(66)	4
Loss (gain) on disposals of premises and equipment, net	2	(4)
Net decrease in trading account securities	461	560
Net increase in loans held for sale	(600)	(720)
Increase in other assets, net	(2,289)	(828)
Increase (decrease) in accounts payable and other liabilities, net	513	(1,225)
Increase in segregated cash due from banks	(99)	(73)
Other, net	15	(1)
Net cash provided by (used in) operating activities	426	(342)

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	12,374	1,813
Proceeds from maturities, calls and paydowns of securities available for sale	3,774	4,905
Purchases of securities available for sale	(14,827)	(8,465)
Originations and purchases of loans and leases, net of principal collected	(5,360)	(4,242)
Net cash (paid) acquired in business combinations	(159)	23
Proceeds from disposals of premises and equipment	4	15
Purchases of premises and equipment	(152)	(184)
Proceeds from sales of foreclosed property or other real estate held for sale	106	64
Other, net	95	-
Net cash used in investing activities	(4,145)	(6,071)

Cash Flows From Financing Activities:
Net increase in deposits	1,626	3,244
Net (decrease) increase in federal funds purchased, securities sold under repurchase agreements
and short-term borrowed funds	(559)	989
Proceeds from issuance of long-term debt	4,901	5,405
Repayment of long-term debt	(2,342)	(2,707)
Net proceeds from common stock issued	128	58
Redemption of common stock	-	(123)
Cash dividends paid on common stock	(760)	(709)
Excess tax benefit from equity-based awards	-	12
Net cash provided by financing activities	2,994	6,169

Net Decrease in Cash and Cash Equivalents	(725)	(244)
Cash and Cash Equivalents at Beginning of Period	3,117	2,712
Cash and Cash Equivalents at End of Period	$2,392	$2,468

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
Interest	$2,335	$2,918
Income taxes	562	2,073
Noncash investing and financing activities:
Transfers of loans to foreclosed property	374	91
Common stock issued in business combinations	33	400

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

BB&T Corporation                     Page 5                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2008

NOTE 1. Basis of Presentation

     General

          In the opinion of management, the accompanying unaudited Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders’ Equity, and Consolidated Statements of Cash Flows of BB&T Corporation and subsidiaries (referred to herein as “BB&T”, “the Corporation” or “the Company”), are a fair statement of BB&T’s financial position at September 30, 2008 and December 31, 2007, BB&T’s results of operations for the three and nine month periods ended September 30, 2008 and 2007, and BB&T’s changes in shareholders’ equity and cash flows for the nine month periods ended September 30, 2008 and 2007. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the consolidated financial position and consolidated results of operations have been made.

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

BB&T Corporation                     Page 6                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2008

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

BB&T Corporation                     Page 7                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2008

commitments, determination of fair value for financial instruments, valuation of goodwill, intangible assets and other purchase accounting related adjustments, benefit plan obligations and expenses, and tax assets, liabilities and expenses.

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

          In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in determining the fair value of a financial asset during periods of inactive markets. FSP 157-3 was effective as of September 30, 2008 and did not have a material impact on BB&T’s consolidated financial statements.

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

BB&T Corporation                     Page 8                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2008

No. 159 was not material to the consolidated financial statements. Additional disclosures required by SFAS No. 159 are included in Note 12 to these consolidated financial statements.

          In November 2007, the Securities and Exchange Commission (“SEC”) Staff issued Staff Accounting Bulletin No. 109 “Written Loan Commitments Recorded at Fair Value through Earnings,” (“SAB No. 109”), which supersedes the guidance previously issued in SAB No. 105 “Application of Accounting Principles to Loan Commitments” (“SAB No. 105”). SAB No. 109 expresses the current view of the Staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB No. 109 affect only the timing of mortgage banking income recognition and are effective for loan commitments as of January 1, 2008. The adoption of the provisions of SAB No. 109 was not material to BB&T’s consolidated results of operations.

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

BB&T Corporation                     Page 9                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2008

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

          In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (“FSP 133-1 and FIN 45-4”). FSP 133-1 and FIN 45-4 require a seller of credit derivatives to disclose information about its credit derivatives and hybrid instruments that have embedded credit derivatives to enable users of financial statements to assess their potential effect on its financial position, financial performance and cash flows. The disclosures required by FSP 133-1 and FIN 45-4 will be effective for BB&T on December 31, 2008.

BB&T Corporation                     Page 10                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2008

NOTE 2. Business Combinations and Intangible Assets

     Acquisitions

          During the first nine months of 2008, BB&T acquired nine insurance agencies. Approximately $123 million in goodwill and $92 million of identifiable intangibles were recorded in connection with these transactions.

     Goodwill and Other Intangible Assets

          The changes in the carrying amount of goodwill attributable to each of BB&T’s operating segments for the nine months ended September 30, 2008 are as follows:

	Goodwill Activity by Operating Segment
		Residential
	Banking	Mortgage	Sales	Specialized	Insurance	Financial	All
	Network	Banking	Finance	Lending	Services	Services	Other	Total
	(Dollars in millions)

Balance, January 1, 2008	$4,035	$7	$93	$100	$741	$192	$26	$5,194
Acquisitions	-	-	-	-	123	-	-	123
Contingent consideration	-	-	-	-	24	-	-	24
Other adjustments	2	-	-	(4)	1	-	-	(1)
Balance, September 30, 2008	$4,037	$7	$93	$96	$889	$192	$26	$5,340

           The following table presents the gross carrying amounts and accumulated amortization for BB&T’s identifiable intangible assets subject to amortization at the dates presented:

	Identifiable Intangible Assets
	As of September 30, 2008			As of December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Dollars in millions)
Identifiable intangible assets
Core deposit intangibles	$457	$(315)	$142	$457	$(284)	$173
Other (1)	661	(296)	365	566	(250)	316
Totals	$1,118	$(611)	$507	$1,023	$(534)	$489

(1) Other identifiable intangibles are primarily customer relationship intangibles.

BB&T Corporation                     Page 11                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2008

NOTE 3. Securities

          The amortized cost and approximate fair values of securities available for sale were as follows:

		September 30, 2008
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
		(Dollars in millions)
Securities available for sale:
U.S. government-sponsored entities (GSE)	$1,531	$2	$9	$1,524
Mortgage-backed securities issued by GSE	14,879	21	161	14,739
States and political subdivisions	2,170	3	236	1,937
Non-agency mortgage-backed securities	1,604	-	225	1,379
Equity and other securities	986	4	35	955
Total securities available for sale	$21,170	$30	$666	$20,534

		December 31, 2007
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
		(Dollars in millions)
Securities available for sale:
U.S. government-sponsored entities (GSE)	$9,792	$50	$35	$9,807
Mortgage-backed securities issued by GSE	8,218	58	55	8,221
States and political subdivisions	1,423	20	51	1,392
Non-agency mortgage-backed securities	1,740	8	28	1,720
Equity and other securities	1,291	7	19	1,279
Total securities available for sale	$22,464	$143	$188	$22,419

          The following tables reflect the gross unrealized losses and fair values of BB&T’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates presented.

	September 30, 2008
	Less than 12 months		12 months or more		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(Dollars in millions)
Securities:
U.S. government-sponsored entities (GSE)	$1,148	$9	$-	$-	$1,148	$9
Mortgage-backed securities issued by GSE	11,914	143	750	18	12,664	161
States and political subdivisions	1,375	182	200	54	1,575	236
Non-agency mortgage-backed securities	869	121	510	104	1,379	225
Equity and other securities	224	32	38	3	262	35
Total temporarily impaired securities	$15,530	$487	$1,498	$179	$17,028	$666

BB&T Corporation                     Page 12                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2008

	December 31, 2007
	Less than 12 months		12 months or more		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(Dollars in millions)
Securities:
U.S. government-sponsored entities (GSE)	$1,537	$16	$3,701	$19	$5,238	$35
Mortgage-backed securities issued by GSE	3,236	39	797	16	4,033	55
States and political subdivisions	354	51	1	-	355	51
Non-agency mortgage-backed securities	1,111	28	24	-	1,135	28
Equity and other securities	412	18	61	1	473	19
Total temporarily impaired securities	$6,650	$152	$4,584	$36	$11,234	$188

          BB&T periodically evaluates available-for-sale securities for other-than-temporary impairment. Based on its evaluation on September 30, 2008, BB&T recorded $41 million of other-than-temporary impairment related to certain debt and equity securities.

          On September 30, 2008, BB&T also held certain investment securities having continuous unrealized loss positions for more than 12 months. As of September 30, 2008, the unrealized losses on these securities totaled $179 million. Substantially all of these losses were in mortgage-backed, municipal and corporate securities, all of which were investment grade. The unrealized losses are the result of changes in market interest rates rather than the credit quality of the issuers. At September 30, 2008, BB&T had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses.

NOTE 4. Loans and Leases

          The following table provides a breakdown of BB&T’s loan portfolio as of September 30, 2008 and December 31, 2007.

	September 30,	December 31,
	2008	2007
	(Dollars in millions)
Loans and leases, net of unearned income:
Commercial loans and leases	$48,694	$44,870
Sales finance	6,314	6,021
Revolving credit	1,718	1,618
Direct retail	15,569	15,691
Residential mortgage loans	17,259	17,467
Specialized lending	5,709	5,240
Loans held for sale	1,419	779
Total loans and leases	$96,682	$91,686

BB&T Corporation                     Page 13                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2008

     An analysis of the allowance for credit losses for the nine month periods ended September 30, 2008 and 2007 is presented in the following table:

	For the Nine Months Ended
	September 30,
	2008	2007
	(Dollars in millions)

Beginning Balance	$1,015	$888
Allowance for acquired (sold) loans, net	(2)	16
Provision for credit losses	917	264

Loans and leases charged-off	(583)	(280)
Recoveries of previous charge-offs	46	53
Net loans and leases charged-off	(537)	(227)
Ending Balance	$1,393	$941

Allowance for loan and lease losses	$1,377	$934
Reserve for unfunded lending commitments	16	7
Allowance for credit losses	$1,393	$941

          The following table provides a summary of BB&T’s nonperforming and past due loans as of September 30, 2008 and December 31, 2007.

	September 30,	December 31,
	2008	2007
	(Dollars in millions)

Nonaccrual loans and leases	$1,196	$502

Foreclosed real estate	382	143
Other foreclosed property	60	51
Total foreclosed property	442	194
Total nonperforming assets	$1,638	$696

Loans 90 days or more past due and still accruing (1)	$297	$223

          (1) Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase.

BB&T Corporation                     Page 14                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2008

NOTE 5. Long-Term Debt

Long-term debt is summarized as follows:

	September 30,	December 31,
	2008	2007
	(Dollars in millions)
Parent Company
6.50% Subordinated Notes Due 2011 (1,3)	$648	$648
4.75% Subordinated Notes Due 2012 (1,3)	497	496
5.20% Subordinated Notes Due 2015 (1,3)	997	997
4.90% Subordinated Notes Due 2017 (1,3)	367	365
5.25% Subordinated Notes Due 2019 (1,3)	600	600

Branch Bank
Fixed Rate Secured Borrowings Due 2010 (5)	4,000	4,000
Floating Rate Senior Notes Due 2008	-	500
Floating Rate Senior Notes Due 2009 (9)	540	500
Floating Rate Subordinated Notes Due 2016 (1,9)	350	350
Floating Rate Subordinated Notes Due 2017 (1,9)	300	300
4.875% Subordinated Notes Due 2013 (1,3)	250	249
5.625% Subordinated Notes Due 2016 (1,3)	399	399

Federal Home Loan Bank Advances to Branch Bank (4)
Varying maturities to 2028	9,789	7,210

Junior Subordinated Debt to Unconsolidated Trusts (2)
5.85% BB&T Capital Trust I Securities Due 2035 (3)	514	514
6.75% BB&T Capital Trust II Securities Due 2036	598	598
6.82% BB&T Capital Trust IV Securities Due 2077 (6)	600	600
8.95% BB&T Capital Trust V Securities Due 2068 (7)	450	-
Other Securities (8)	182	183

Other Long-Term Debt	62	37

Fair value hedge-related basis adjustments	194	147

Total Long-Term Debt	$21,337	$18,693

(1)	Subordinated notes that qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.
(2)	Securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(3)	These fixed rate notes were swapped to floating rates based on LIBOR. At September 30, 2008, the effective rates paid on these borrowings ranged from 2.94% to 4.32%.
(4)	At September 30, 2008, the weighted average cost of these advances was 4.39% and the weighted average maturity was 7.5 years.
(5)	This borrowing is currently secured by automobile loans. The fixed rate was swapped to a floating rate based on LIBOR. This borrowing was called effective October 14, 2008.
(6)	These securities are fixed rate through June 12, 2037 and then switch to a floating rate based on LIBOR.
(7)	$360 million of this issuance was swapped to a floating rate based on LIBOR. At September 30, 2008 the effective rate on the swapped portion was 6.58%.
(8)	These securities were issued by companies acquired by BB&T. At September 30, 2008, the effective rate paid on these borrowings ranged from 4.48% to 10.07%. These securities have varying maturities through 2035.
(9)	These floating-rate securities are based on LIBOR and had an effective rate of 3.01% as of September 30, 2008.

BB&T Corporation                     Page 15                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2008

Junior Subordinated Debt to Unconsolidated Trusts

          In September 2008, BB&T Capital Trust V (“BBTCT V”) issued $450 million of Capital Securities, with a fixed interest rate of 8.95% through September 15, 2063 and a floating rate, if extended, through September 15, 2068. BBTCT V, a statutory business trust created under the laws of the State of Delaware, was formed by BB&T for the sole purpose of issuing the Capital Securities and investing the proceeds thereof in Junior Subordinated Debentures issued by BB&T. BB&T has made guarantees which, taken collectively, fully, irrevocably, and unconditionally guarantee, on a subordinated basis, all of BBTCT V’s obligations under the Trust and Capital Securities. BBTCT V’s sole asset is the Junior Subordinated Debentures issued by BB&T which have an initial maturity on September 15, 2063 and a final maturity date on September 15, 2068. The Junior Subordinated Debentures are subject to early redemption (i) in whole, but not in part, at any time under certain prescribed limited circumstances or (ii) in whole, or in part, pursuant to the call provisions after September 15, 2013. The Capital Securities of BBTCT V are subject to mandatory redemption in whole, or in part, upon repayment of the Junior Subordinated Debentures at maturity or their earlier redemption.

NOTE 6. Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

          BB&T uses a variety of financial instruments to meet the financing needs of clients and reduce exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees, and derivatives. BB&T also has commitments to fund certain affordable housing investments and contingent liabilities of certain sold loans.

          Standby letters of credit and financial guarantees written are unconditional commitments issued by BB&T to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper issuance, bond financing and similar transactions. The credit risk involved in the issuance of these guarantees is essentially the same as that involved in extending loans to clients and as such, the instruments are collateralized when necessary. As of September 30, 2008 and December 31, 2007, BB&T had issued standby letters of credit totaling $5.4 billion and $3.4 billion, respectively. The carrying amount of the liability for such guarantees was $15 million and $5 million at September 30, 2008 and December 31, 2007, respectively.

          A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. These instruments include interest-rate swaps, swaptions, caps, floors, collars, financial forward and futures contracts, when-issued securities, foreign exchange contracts and options written and purchased. BB&T uses derivatives primarily to manage risk related to securities, business loans, overnight funds, long-term debt, mortgage servicing rights, mortgage banking operations and certificates of deposit. BB&T also uses derivatives to facilitate transactions on behalf of its clients. BB&T held a variety of derivative financial instruments with notional values of $67.3 billion and $47.2 billion at September 30, 2008 and December 31, 2007, respectively. These instruments were in

BB&T Corporation                     Page 16                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2008

a net gain position of $219 million and $181 million at September 30, 2008 and December 31, 2007, respectively.

          BB&T invests in certain affordable housing and historic building rehabilitation projects throughout its market area as a means of supporting local communities and receives tax credits related to these investments. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. Branch Bank typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. BB&T’s outstanding commitments to fund affordable housing investments totaled $426 million and $444 million at September 30, 2008 and December 31, 2007, respectively. At September 30, 2008, BB&T’s maximum exposure to loss associated with these investments totaled $815 million.

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

          BB&T has sold certain mortgage-related loans that contain recourse provisions. These provisions generally require BB&T to reimburse the investor for a share of any loss that is incurred after the disposal of the property. At September 30, 2008, BB&T had $844 million of residential mortgage loans sold with recourse. In the event of nonperformance by the borrower, BB&T has maximum recourse exposure of approximately $760 million. In addition, BB&T has $3.2 billion in loans serviced for others that were covered by loss sharing agreements. BB&T’s maximum exposure to loss for these loans is approximately $786 million. The majority of these recourse obligations were acquired by BB&T during 2007 in connection with the acquisition of Collateral Real Estate Capital, LLC.

          BB&T has investments and future funding commitments to certain venture capital funds. As of September 30, 2008, BB&T had investments of $158 million, net of minority interest, related to these ventures and future funding commitments of $228 million. BB&T’s risk exposure relating to such commitments is generally limited to the amount of investments and future funding commitments made.

BB&T Corporation                     Page 17                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2008

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

          The following tables summarize the components of net periodic benefit cost recognized for BB&T’s pension plans for the three and nine month periods ended September 30, 2008 and 2007, respectively:

	Pension Plans
	Qualified		Nonqualified
	For the		For the
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in millions)
Service cost	$16	$16	$1	$2
Interest cost	18	16	3	2
Estimated return on plan assets	(36)	(32)	-	-
Amortization and other	(1)	-	-	1
Net periodic benefit cost	$(3)	$-	$4	$5

	Pension Plans
	Qualified		Nonqualified
	For the		For the
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Dollars in millions)

Service cost	$51	$53	$3	$4
Interest cost	54	50	7	6
Estimated return on plan assets	(104)	(89)	-	-
Amortization and other	(3)	1	1	2
Net periodic benefit cost	$(2)	$15	$11	$12

          BB&T makes contributions to the qualified pension plan in amounts between the minimum required for funding standard accounts and the maximum amount deductible for federal income tax purposes. Management elected to make discretionary contributions of $249 million and $83 million to the qualified pension plan during the third quarters of 2007 and 2008, respectively. Management currently has no plans to make any additional contributions to the qualified pension plan in 2008.

BB&T Corporation                     Page 18                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2008

NOTE 8. Computation of Earnings per Share

BB&T’s basic and diluted earnings per share amounts for the three and nine month periods ended September 30, 2008 and 2007, respectively, were calculated as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in millions, except per share data, shares in thousands)

Basic Earnings Per Share:
Net income	$358	$444	$1,214	$1,323
Weighted average number of common shares	549,761	550,603	547,543	546,978
Basic earnings per share	$.65	$.81	$2.22	$2.42
Diluted Earnings Per Share:
Net income	$358	$444	$1,214	$1,323
Weighted average number of common shares	549,761	550,603	547,543	546,978
Add:
Effect of dilutive outstanding equity-based awards	3,783	4,733	3,601	5,175
Weighted average number of diluted common shares	553,544	555,336	551,144	552,153
Diluted earnings per share	$.65	$.80	$2.20	$2.40

          For the three months ended September 30, 2008 and 2007, the number of anti-dilutive awards was 35.1 million and 5.5 million shares, respectively. For the nine months ended September 30, 2008 and 2007, the number of anti-dilutive awards was 32.7 million and 5.4 million shares, respectively.

NOTE 9. Comprehensive Income (Loss)

          The balances in accumulated other comprehensive loss for the periods indicated are shown in the following tables:

	As of September 30, 2008
	Pre-Tax		Tax	After-Tax
	Amount		Benefit	Amount
	(Dollars in millions)

Unrealized net losses on securities available for sale	$(636	) $	(238)	$(398)
Unrecognized net pension and postretirement costs	(125)		(47)	(78)
Unrealized net gains on cash flow hedges	21		8	13
Foreign currency translation adjustment	2		-	2
Total	$(738	) $	(277)	$(461)

BB&T Corporation                     Page 19                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2008

	As of December 31, 2007
	Pre-Tax	Tax	After-Tax
	Amount	Benefit	Amount
	(Dollars in millions)

Unrealized net losses on securities available for sale	$(45)	$(17)	$(28)
Unrecognized net pension and postretirement costs	(127)	(48)	(79)
Foreign currency translation adjustment	3	-	3
Total	$(169)	$(65)	$(104)

          The following table reflects the components of total comprehensive income for the three and nine month periods ended September 30, 2008 and 2007, respectively.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in millions)
Comprehensive income:
Net income	$358	$444	$1,214	$1,323
Other comprehensive income:
Unrealized net (losses) gains on securities available for sale	(124)	189	(370)	99
Unrealized net gains (losses) on cash flow hedges	-	3	13	(1)
Net change in pension and postretirement liability	3	(9)	1	(10)
Net foreign currency translation adjustment	(1)	1	(1)	3
Total comprehensive income	$236	$628	$857	$1,414

BB&T Corporation                     Page 20                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2008

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

          Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2007 for a description of internal accounting policies and the basis of segmentation, including a description of the segments presented in the accompanying tables.

          The following tables disclose selected financial information with respect to BB&T’s reportable business segments for the periods indicated:

BB&T Corporation                     Page 21                Third Quarter 2008 10-Q

BB&T Corporation
Reportable Segments
For the Three Months Ended September 30, 2008 and 2007

			Residential
	Banking Network		Mortgage Banking		Sales Finance		Specialized Lending		Insurance Services
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
	(Dollars in millions)

Net interest income (expense)	$534	$583	$284	$270	$102	$98	$179	$172	$3	$6
Net funds transfer pricing (FTP)	306	292	(207)	(203)	(68)	(68)	(52)	(58)	(1)	(2)
Net interest income (expense) and FTP	840	875	77	67	34	30	127	114	2	4
Economic provision for loan and lease losses	49	40	3	3	6	5	64	48	-	-
Noninterest income	317	282	67	30	-	-	32	21	228	198
Intersegment net referral fees (expense)	56	60	(23)	(23)	(3)	(3)	-	-	-	-
Noninterest expense	389	370	20	15	6	5	64	52	180	154
Allocated corporate expenses	176	147	3	3	3	3	9	6	10	7
Income (loss) before income taxes	599	660	95	53	16	14	22	29	40	41
Provision (benefit) for income taxes	214	238	34	19	6	5	8	11	15	16
Segment net income (loss)	$385	$422	$61	$34	$10	$9	$14	$18	$25	$25
Identifiable segment assets (period end)	$63,518	$59,143	$19,046	$18,406	$6,127	$5,868	$6,262	$5,474	$1,117	$1,035

	Financial Services		Treasury		All Other Segments (1)		Parent/Reconciling Items		Total BB&T Corporation
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
	(Dollars in millions)

Net interest income (expense)	$9	$1	$91	$(30)	$37	$44	$(151)	$(166)	$1,088	$978
Net funds transfer pricing (FTP)	15	11	(38)	(47)	(38)	(43)	83	118	-	-
Net interest income (expense) and FTP	24	12	53	(77)	(1)	1	(68)	(48)	1,088	978
Economic provision for loan and lease losses	1	-	-	-	-	1	241	8	364	105
Noninterest income	149	129	26	39	13	13	(40)	(37)	792	675
Intersegment net referral fees (expense)	5	3	-	-	-	-	(35)	(37)	-	-
Noninterest expense	125	116	2	2	19	17	204	157	1,009	888
Allocated corporate expenses	6	7	2	-	-	2	(209)	(175)	-	-
Income (loss) before income taxes	46	21	75	(40)	(7)	(6)	(379)	(112)	507	660
Provision (benefit) for income taxes	17	7	14	(22)	(9)	(4)	(150)	(54)	149	216
Segment net income (loss)	$29	$14	$61	$(18)	$2	$(2)	$(229)	$(58)	$358	$444
Identifiable segment assets (period end)	$2,769	$3,863	$24,786	$25,277	$4,752	$3,753	$8,664	$7,962	$137,041	$130,781

(1) Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

BB&T Corporation                     Page 22                Third Quarter 2008 10-Q

BB&T Corporation
Reportable Segments
For the Nine Months Ended September 30, 2008 and 2007
			Residential
	Banking Network		Mortgage Banking		Sales Finance		Specialized Lending		Insurance Services
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
	(Dollars in millions)

Net interest income (expense)	$1,594	$1,734	$857	$765	$298	$276	$528	$503	$10	$14
Net funds transfer pricing (FTP)	954	834	(626)	(578)	(200)	(188)	(156)	(166)	(4)	(2)
Net interest income (expense) and FTP	2,548	2,568	231	187	98	88	372	337	6	12
Economic provision for loan and lease losses	139	113	8	7	17	15	218	135	-	-
Noninterest income	916	793	158	93	1	1	91	62	663	625
Intersegment net referral fees (expense)	198	180	(75)	(70)	(10)	(10)	-	-	-	-
Noninterest expense	1,148	1,095	58	46	20	17	183	152	519	466
Allocated corporate expenses	525	440	8	8	8	8	26	17	30	21
Income (loss) before income taxes	1,850	1,893	240	149	44	39	36	95	120	150
Provision (benefit) for income taxes	664	684	86	54	16	14	14	36	46	57
Segment net income (loss)	$1,186	$1,209	$154	$95	$28	$25	$22	$59	$74	$93
Identifiable segment assets (period end)	$63,518	$59,143	$19,046	$18,406	$6,127	$5,868	$6,262	$5,474	$1,117	$1,035

	Financial Services		Treasury		All Other Segments (1)		Parent/Reconciling Items		Total BB&T Corporation
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
	(Dollars in millions)

Net interest income (expense)	$34	$10	$185	$(107)	$121	$121	$(454)	$(427)	$3,173	$2,889
Net funds transfer pricing (FTP)	33	26	(135)	(109)	(124)	(125)	258	308	-	-
Net interest income (expense) and FTP	67	36	50	(216)	(3)	(4)	(196)	(119)	3,173	2,889
Economic provision for loan and lease losses	1	-	-	-	1	1	533	(7)	917	264
Noninterest income	466	411	121	80	30	43	(56)	(52)	2,390	2,056
Intersegment net referral fees (expense)	15	11	-	-	-	-	(128)	(111)	-	-
Noninterest expense	389	361	9	6	65	61	516	490	2,907	2,694
Allocated corporate expenses	25	22	3	3	1	5	(626)	(524)	-	-
Income (loss) before income taxes	133	75	159	(145)	(40)	(28)	(803)	(241)	1,739	1,987
Provision (benefit) for income taxes	49	26	24	(81)	(33)	(19)	(341)	(107)	525	664
Segment net income (loss)	$84	$49	$135	$(64)	$(7)	$(9)	$(462)	$(134)	$1,214	$1,323
Identifiable segment assets (period end)	$2,769	$3,863	$24,786	$25,277	$4,752	$3,753	$8,664	$7,962	$137,041	$130,781

(1) Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

BB&T Corporation                     Page 23                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2008

NOTE 11. Equity-Based Compensation Plans

          BB&T has options, restricted shares of common stock and restricted share units outstanding from the following equity-based compensation plans: the 2004 Stock Incentive Plan (“2004 Plan”), the 1995 Omnibus Stock Incentive Plan, the Non-Employee Directors’ Stock Option Plan, and plans assumed from acquired entities. All plans generally allow for accelerated vesting of awards for holders who retire and have met all retirement eligibility requirements and in connection with certain other events. BB&T’s shareholders have approved all equity-based compensation plans with the exception of plans assumed from acquired companies. As of September 30, 2008, the 2004 Plan is the only plan that has awards available for future grants. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2007 for further disclosures related to equity-based awards issued by BB&T.

          BB&T measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants awarded during the first nine months of 2008.

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

          The following table details the activity during the first nine months of 2008 related to stock options awarded by BB&T:

	For the Nine Months Ended
	September 30, 2008
		Wtd. Avg.
		Exercise
	Options	Price

Outstanding at beginning of period	38,042,742	$36.61
Granted	6,718,748	34.04
Exercised	(1,901,331)	30.02
Forfeited or expired	(578,421)	37.54
Outstanding at end of period	42,281,738	$36.48

Exercisable at end of period	26,195,989	$35.54

BB&T Corporation                     Page 24                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2008

          The following table details the activity during the first nine months of 2008 related to restricted shares and restricted share units awarded by BB&T:

	For the Nine Months Ended
	September 30, 2008
		Wtd. Avg.
		Grant Date
	Shares/Units	Fair Value
Nonvested at beginning of period	3,994,441	$33.20
Granted	2,609,672	23.08
Vested	(68,779)	30.97
Forfeited	(204,125)	29.99
Nonvested at end of period	6,331,209	$29.16

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

BB&T Corporation                     Page 25                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2008

direct loan origination fees and costs related to loans held for sale for which the Fair Value Option has been elected are no longer capitalized and recognized in earnings upon the sale of such loans, but rather are recorded as mortgage banking income in the case of the direct loan origination fees and primarily personnel expense in the case of the direct loan origination costs.

          The following table details the fair value and unpaid principal balance of loans held for sale at September 30, 2008 that were elected to be carried at fair value.

			Fair Value
			less
		Aggregate	Aggregate
		Unpaid	Unpaid
		Principal	Principal
	Fair Value	Balance	Balance
	(Dollars in millions)
Loans held for sale reported at fair value
Total (1)	$1,379	$1,371	$8
Nonaccrual loans	1	1	-
Loans 90 days or more past due and still accruing interest	2	3	(1)

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

BB&T Corporation                     Page 26                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2008

Level 3

Level 3 assets and liabilities are financial instruments whose value is calculated by the use of pricing models and/or discounted cash flow methodologies, as well as financial instruments for which the determination of fair value requires significant management judgment or estimation. These methodologies may result in a significant portion of the fair value being derived from unobservable data. Level 3 assets and liabilities include certain trading securities, certain structured notes, mortgage servicing rights, venture capital investments and certain derivative contracts.

         Assets and liabilities measured at fair value on a recurring basis, including financial instruments for which BB&T has elected the Fair Value Option are summarized below:

		Fair Value Measurements for Assets and Liabilities
		Measured on a Recurring Basis

		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	9/30/2008	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Millions)
Assets:
Trading securities	$548	$223	$320	$5
Securities available for sale	20,534	170	20,316	48
Loans held for sale (1)	1,379	-	1,379	-
Residential mortgage servicing rights	601	-	-	601
Derivative assets (2)	561	2	553	6
Venture capital investments (2)	175	-	1	174
Total assets	$23,798	$395	$22,569	$834

Liabilities:
Derivative liabilities (2)	$342	$2	$332	$8
Short-term borrowed funds (3)	208	-	208	-
Total liabilities	$550	$2	$540	$8

(1)	Loans held for sale are residential and commercial mortgage loans that were originated subsequent to December 31, 2007 for which the Company elected the fair value option under SFAS No. 159. Loans originated prior to January 1, 2008 and certain other loans held for sale are still accounted for at the lower of cost or market. There were $40 million in loans held for sale that are not accounted for at fair value at September 30, 2008.
(2)	These amounts are reflected in other assets and other liabilities on the Consolidated Balance Sheet.
(3)	Short term borrowed funds reflect securities sold short positions.

          The tables below present a reconciliation for the three and nine month periods ended September 30, 2008 for all Level 3 assets and liabilities that are measured at fair value on a recurring basis.

BB&T Corporation                     Page 27                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2008

	Fair Value Measurements Using Significant Unobservable Inputs
			Mortgage
For the Three Month Period			Servicing		Venture Capital
Ended September 30, 2008	AFS Securities	Trading	Rights	Net Derivatives	Investments
	(Dollars in Millions)
Balance at June 30, 2008	$14	$5	$611	$6	$152
Total realized and unrealized gains or losses:
Included in earnings	-	-	(63)	(8)	1
Included in other comprehensive income	(1)	-	-	-	-
Purchases, issuances and settlements	-	-	53	-	21
Transfers in and/or out of Level 3	35	-	-	-	-
Balance at September 30, 2008	$48	$5	$601	$(2)	$174

	Fair Value Measurements Using Significant Unobservable Inputs
			Mortgage
For the Nine Month Period			Servicing		Venture Capital
Ended September 30, 2008	AFS Securities	Trading	Rights	Net Derivatives	Investments
	(Dollars in Millions)
Balance at January 1, 2008	$9	$27	$472	$2	$128
Total realized and unrealized gains or losses:
Included in earnings	-	(2)	(39)	(4)	(8)
Included in other comprehensive income	(1)	-	-	-	-
Purchases, issuances and settlements	5	(23)	168	-	54
Transfers in and/or out of Level 3	35	3	-	-	-
Balance at September 30, 2008	$48	$5	$601	$(2)	$174

          The table below summarizes unrealized and realized gains and losses recorded in earnings for Level 3 assets and liabilities for the three month period ended September 30, 2008.

	Total Gains and Losses
			Mortgage		Venture Capital
	AFS Securities	Trading	Servicing Rights	Net Derivatives	Investments
	(Dollars in Millions)
Classification of gains and losses
(realized/unrealized) included in
earnings for the period:
Mortgage banking income	$-	$-	$(63)	$(8)	$-
Other noninterest income	-	-	-	-	1
Total	$-	$-	$(63)	$(8)	$1

Net unrealized gains (losses) included
in net income relating to assets and liabilities
still held at September 30, 2008	$-	$-	$(41)	$(2)	$1

          The realized and unrealized losses reported for mortgage servicing rights assets are composed of a negative valuation adjustment of $41 million plus the realization of expected residential mortgage servicing rights cash flows of $22 million for the quarter ended September 30, 2008. BB&T uses various derivative financial instruments to mitigate the income statement effect of changes in fair value due to its quarterly valuation. During the three months ended September 30, 2008, the derivative instruments produced gains of $65 million, which offset the negative valuation adjustment recorded.

BB&T Corporation                     Page 28                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2008

          The table below summarizes unrealized and realized gains and losses recorded in earnings for Level 3 assets and liabilities for the nine month period ended September 30, 2008.

	Total Gains and Losses

			Mortgage		Venture Capital
	AFS Securities	Trading	Servicing Rights	Net Derivatives	Investments
	(Dollars in Millions)
Classification of gains and losses
(realized/unrealized) included in
earnings for the period:
Mortgage banking income	$-	$-	$(39)	$(4)	$-
Other noninterest income	-	(2)	-	-	(8)
Total	$-	$(2)	$(39)	$(4)	$(8)

Net unrealized gains (losses) included
in net income relating to assets and liabilities
still held at September 30, 2008	$-	$-	$27	$(2)	$(12)

          The realized and unrealized losses reported for mortgage servicing rights assets are composed of a positive valuation adjustment of $27 million less the realization of expected residential mortgage servicing rights cash flows of $66 million for the nine months ended September 30, 2008. BB&T uses various derivative financial instruments to mitigate the income statement effect of changes in fair value due to its quarterly valuation. During the first nine months of 2008, the derivative instruments produced losses of $11 million, which offset the positive valuation adjustment recorded.

          Also, BB&T may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. Assets measured at fair value on a nonrecurring basis in the first nine months of 2008 that were still held on the balance sheet at September 30, 2008 totaled $549 million. This amount consists of impaired loans that were classified as Level 3 assets. During the first nine months of 2008, BB&T recorded $66 million in losses related to write-downs of impaired loans based on the appraised value of the underlying collateral.

Back to Index

BB&T Corporation                     Page 29                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2008

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

BB&T Corporation                     Page 30                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2008

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

          On October 14, 2008, under authority granted by the Emergency Economic Stabilization Act of 2008 (the “EESA”), the United States Department of the Treasury adopted the Troubled Asset Relief Program (“TARP”) and the Capital Purchase Program (the “Capital Purchase Program”) pursuant to which the Treasury will purchase up to $250 billion of preferred stock and warrants to be issued by United States banks, savings associations and their holding companies. BB&T received preliminary approval to participate in the Capital Purchase Program on October 27, 2008. Under the Capital Purchase Program, BB&T will issue and sell to the Treasury preferred stock and warrants to purchase shares of BB&T common stock for an aggregate purchase price of approximately $3.1 billion. The Treasury will receive 10-year warrants to purchase shares of BB&T common stock with an aggregate market price of approximately $465 million as of the closing date. Upon the consummation of the transaction, BB&T will be subject to the terms and conditions of the Capital Purchase Program, which are generally described in the Treasury’s term sheet available on the Treasury’s website at http://www.ustreas.gov.

          BB&T also is considering whether it will participate in other programs currently being offered under, or in conjunction with, the EESA including the FDIC’s program to insure noninterest-bearing deposits, the FDIC’s program to guarantee senior debt of FDIC-insured institutions, and the Federal Reserve Board of Governors’ commercial paper funding facility, which will serve as a funding backstop to facilitate the issuance of unsecured and asset-backed term commercial paper by eligible issuers.

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

BB&T Corporation                     Page 31                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2008

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

     Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments

          It is the policy of BB&T to maintain an allowance for loan and lease losses and a reserve for unfunded lending commitments that equals management’s best estimate of probable credit losses that are inherent in the portfolio at the balance sheet date. Estimates for loan and lease losses are determined by analyzing historical loan and lease losses, historical loan and lease migration to charge-off experience, current trends in delinquencies and charge-offs, changes in commercial loan risk grades, plans for problem loan and lease administration, the results of regulatory examinations, and changes in the size, composition and risk assessment of the loan and lease portfolio. Also included in management’s estimates for loan and lease losses are considerations with respect to the impact of current economic events, the outcomes of which are uncertain. These events may include, but are not limited to, fluctuations in overall interest rates, political conditions, legislation that may directly or indirectly affect the banking industry and economic conditions affecting specific geographical areas and industries in which BB&T conducts business. The methodology used to determine an estimate for the reserve for unfunded lending commitments is inherently similar to the methodology used in calculating the allowance for loans and leases adjusted for factors specific to binding commitments, including the probability of funding and exposure at the time of funding.

     Fair Value of Financial Instruments

          A significant portion of BB&T’s assets and liabilities are financial instruments that are carried at fair value. This includes securities available for sale, trading securities, derivatives, certain loans held for sale, residential mortgage servicing rights, certain short-term borrowings and venture capital investments. At September 30, 2008, the percentage of total assets and total liabilities measured at fair value was 17.4% and less than 1%, respectively. The vast majority of assets and liabilities carried at fair value are based on either quoted market prices or market prices for similar instruments. At September 30, 2008, 3.5% of assets measured at fair value were based on significant unobservable inputs. This is less than 1% of BB&T’s total assets.

     Securities

          The fair values for available-for-sale and trading securities are generally based upon market prices or market prices for similar instruments. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain trading securities, the valuation of the security is subjective and may involve substantial judgment. As of September 30, 2008, BB&T had approximately

BB&T Corporation                     Page 32                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2008

$53 million of available-for-sale and trading securities, which is less than 1% of total assets, valued using unobservable inputs.

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

     Derivatives

          BB&T uses derivatives to manage various financial risks. The fair values of derivative financial instruments are determined based on quoted market prices, dealer quotes and internal pricing models that are primarily sensitive to market observable data. BB&T mitigates the credit risk by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. In addition, certain counterparties are required to provide collateral to BB&T when their unsecured loss positions exceed certain negotiated limits. The fair value of interest rate lock commitments, which are related to mortgage loan commitments, is

BB&T Corporation                     Page 33                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2008

based on quoted market prices adjusted for commitments that BB&T does not expect to fund and includes the value attributable to the net servicing fee.

     Venture Capital Investments

          BB&T has venture capital investments that are carried at fair value. Changes in the fair value of these investments are recorded in other noninterest income each period. In many cases there is no observable market value for these investments and therefore management must estimate the fair value based on a comparison of the operating performance of the company to multiples in the marketplace for similar entities. This analysis requires significant judgment and actual values in a sale could differ materially from those estimated. As of September 30, 2008, BB&T had $175 million of venture capital investments, which is less than 1% of total assets.

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

BB&T Corporation                     Page 34                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2008

tax developments in order to evaluate the effect they may have on the Company’s overall tax position and the estimates and judgments used in determining the income tax provision and records adjustments as necessary.

Back to Index

EXECUTIVE SUMMARY

           BB&T’s total assets at September 30, 2008 were $137.0 billion, an increase of $4.4 billion, or 3.3%, from December 31, 2007. The asset category that experienced the largest increase was loans and leases, including loans held for sale, which grew $5.0 billion, or 5.4%, during the first nine months of 2008.

          Total deposits at September 30, 2008 were $88.4 billion, an increase of $1.6 billion, or 1.9%, from December 31, 2007. Long-term debt increased $2.6 billion, or 14.1%, and total shareholders’ equity increased $303 million compared to December 31, 2007.

          Consolidated net income for the third quarter of 2008 totaled $358 million, a decrease of 19.4% compared to $444 million earned during the third quarter of 2007. On a diluted per share basis, earnings for the three months ended September 30, 2008 were $.65, compared to $.80 for the same period in 2007, a decrease of 18.8% . BB&T’s results of operations for the third quarter of 2008 produced an annualized return on average assets of 1.04% and an annualized return on average shareholders’ equity of 10.86% compared to prior year ratios of 1.37% and 14.24%, respectively.

          Consolidated net income for the first nine months of 2008 totaled $1.2 billion, a decrease of 8.2% compared to $1.3 billion earned during the first nine months of 2007. On a diluted per share basis, earnings for the nine months ended September 30, 2008 were $2.20, compared to $2.40 for the same period in 2007, a decrease of 8.3% . BB&T’s results of operations for the first nine months of 2008 produced an annualized return on average assets of 1.20% and an annualized return on average shareholders’ equity of 12.46% compared to prior year ratios of 1.42% and 14.74%, respectively.

          Included in the results of operations for the third quarter and first nine months of 2008 were a number of notable items. During the third quarter of 2008, earnings benefited from $54 million in net gains from the sales of securities which was partially offset by $41 million in charges for other-than-temporary impairment. The first nine months of 2008 also included an additional increase in earnings from $36 million in gains on the early extinguishment of certain FHLB advances, a $94 million gain associated with the initial public offering and sale of Visa, Inc. shares, which included a $14 million reversal of a previously recorded liability.

          The third quarter and first nine months of 2008 included $364 million and $917 million, respectively, in provision for credit losses. The provision for credit losses exceeded net charge-offs by $122 million for the third quarter and $380 million for the first nine months of 2008, which resulted in an increase in the allowance for loan and lease losses as a percentage of loans and leases held for investment to 1.45% compared to 1.33% at June 30, 2008 and 1.10% at December 31, 2007.

BB&T Corporation                     Page 35                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2008

          During the third quarter of 2008, BB&T continued to experience challenges resulting from the current credit cycle. These challenges resulted in additional credit deterioration during the quarter, which primarily related to residential real estate in Georgia, Florida and metro Washington, D.C. Management is working aggressively to deal with problem assets and continues to believe that BB&T’s credit issues are manageable.

          BB&T’s core operations produced 7.7% growth in average loans and leases and 6.9% growth in average deposits compared to the third quarter of 2007. BB&T’s net interest margin improved 1 basis point during the third quarter of 2008 compared to the second quarter of 2008, marking the fourth consecutive quarter of expansion.

          As of September 30, 2008, BB&T’s Tier 1 leverage and tangible capital ratios were 7.6% and 5.8%, respectively. In addition, BB&T’s Tier 1 risk-based capital and total risk-based capital ratios were 9.4% and 14.4%, respectively, which are significantly higher than the average levels recently reported by BB&T’s peers. BB&T’s capital levels improved compared to the prior quarter and are well above the regulatory standards for well-capitalized banks.

          In the third quarter the volatility and disruption in the financial markets reached unprecedented levels. In response to financial conditions affecting the banking industry and the financial markets, the U.S. government has taken a number of actions. Early in the fourth quarter, the U.S. Department of the Treasury announced plans to inject up to $250 billion of capital into the banking industry, by purchasing preferred stock and warrants from qualified banking organizations. BB&T has received preliminary approval from the Treasury to sell approximately $3.1 billion of securities to the Treasury under this program.

          Please refer to the section titled “Executive Overview” in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional information with respect to BB&T’s recent accomplishments and significant challenges. The factors causing the fluctuations in the major balance sheet and income statement categories for the third quarter of 2008 are further discussed in the following sections.

Back to Index

ANALYSIS OF FINANCIAL CONDITION

Securities

          Securities available for sale totaled $20.5 billion at September 30, 2008, a decrease of $1.9 billion, or 8.4%, compared with December 31, 2007. The decline in the securities available for sale portfolio was primarily the result of sales of securities in September that were not reinvested until early in the fourth quarter of 2008. Trading securities totaled $548 million, down $461 million, or 45.7%, compared to the balance at December 31, 2007. The decline in the trading portfolio was largely the result of a reduction in Scott & Stringfellow’s trading portfolio primarily due to management’s decision to reduce risk associated with trading activities. BB&T’s trading portfolio may fluctuate significantly from period to period based on market conditions, which affect the timing of purchases and sales of securities classified as trading.

BB&T Corporation                     Page 36                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2008

          Average total securities for the third quarter of 2008 totaled $24.1 billion, a slight decrease compared to the average balance during the third quarter of 2007. Average total securities for the first nine months of 2008 totaled $23.8 billion, an increase of $710 million, or 3.1%, compared to the average balance during the first nine months of 2007. BB&T sold a total of $12.4 billion in available-for-sale securities during the nine month period ended September 30, 2008, which produced net securities gains of $107 million. In addition, BB&T recorded $41 million in charges for other-than-temporary impairment related to certain debt and equity securities.

          The annualized fully taxable equivalent (“FTE”) yield on the average securities portfolio for the third quarter of 2008 was 5.03%, which represents a decrease of 2 basis points compared to the annualized yield earned during the third quarter of 2007. For the first nine months, the annualized FTE yield was 5.07%, which represents a 5 basis point increase compared to the annualized interest earned during the same period of 2007. The fluctuations in the annualized FTE yield on the average securities portfolio were primarily the result of changes in the overall composition of the securities portfolio including purchases of higher-yielding mortgage-backed securities issued by government-sponsored entities and purchases of municipal securities.

          Securities available for sale had net unrealized losses of $636 million and $45 million at September 30, 2008 and December 31, 2007, respectively. On September 30, 2008, BB&T held certain investment securities having continuous unrealized loss positions for more than 12 months. As of September 30, 2008, the unrealized losses on these securities totaled $179 million. Substantially all of these losses were in mortgage-backed, municipal and corporate securities, all of which were investment grade. The unrealized losses are the result of changes in market interest rates rather than the credit quality of the issuers. At September 30, 2008, BB&T had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses.

Loans and Leases

          BB&T emphasizes commercial lending to small and medium-sized businesses, consumer lending, mortgage lending and specialized lending with an overall goal of maximizing the profitability of the loan portfolio, maintaining strong asset quality and achieving an equal mix of consumer and commercial loans. For the third quarter of 2008, average total loans were $95.9 billion, an increase of $6.9 billion, or 7.7%, compared to the same period in 2007. For the first nine months of 2008, average total loans were $94.5 billion, an increase of $7.5 billion, or 8.6%, compared to the same period in 2007.

         The following table presents the composition of average loans and leases for the third quarter and nine months ended September 30, 2008 and 2007, respectively:

BB&T Corporation                     Page 37                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2008

Table 1
Composition of Average Loans and Leases

		For the Three Months Ended
	September 30, 2008		September 30, 2007
	Balance	% of total	Balance	% of total
		(Dollars in millions)

Commercial loans and leases	$48,132	50.0%	$42,838	48.1%
Direct retail loans	15,595	16.3	15,534	17.4
Sales finance loans	6,292	6.6	6,006	6.7
Revolving credit loans	1,688	1.8	1,485	1.7
Mortgage loans	18,485	19.3	17,922	20.1
Specialized lending loans	5,751	6.0	5,305	6.0
Total average loans and leases	$95,943	100.0%	$89,090	100.0%

		For the Nine Months Ended
	September 30, 2008		September 30, 2007
	Balance	% of total	Balance	% of total
		(Dollars in millions)

Commercial loans and leases	$46,931	49.8%	$41,971	48.3%
Direct retail loans	15,606	16.5	15,415	17.7
Sales finance loans	6,171	6.5	5,856	6.7
Revolving credit loans	1,639	1.7	1,430	1.6
Mortgage loans	18,653	19.7	17,217	19.8
Specialized lending loans	5,514	5.8	5,101	5.9
Total average loans and leases	$94,514	100.0%	$86,990	100.0%

          The fluctuation in the mix of the loan portfolio during the third quarter and the first nine months of 2008 compared to the same periods of 2007 was primarily due to increased growth in the commercial loan and lease portfolio, which grew at a faster pace than the direct retail portfolio. The slower growth in the direct retail portfolio was the result of decreased demand for home equity loans as a result of a slowdown in the residential real estate market. Growth in the commercial portfolio has shifted somewhat, primarily due to a slowdown in commercial real estate lending, which has been offset by stronger growth in commercial and industrial loans.

          The annualized FTE yield for the total loan portfolio for the third quarter of 2008 was 6.28% compared to 7.72% in the third quarter of 2007. The annualized yield on commercial loans for the third quarter of 2008 was 5.42%, a decline of 243 basis points compared to the same period in 2007, while the annualized yield on direct retail loans for the third quarter of 2008 was 6.35% compared to 7.40% in the same period in 2007. The annualized FTE yield on the total loan portfolio for the first nine months of 2008 was 6.54%, which reflects a decrease of 119 basis points compared to the same period in 2007. The annualized yield on commercial loans for the first nine months of 2008 was 5.82%, a decline of 207 basis points compared to the

BB&T Corporation                     Page 38                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2008

same period in 2007, while the annualized yield on direct retail loans for the first nine months of 2008 was 6.59% compared to 7.38% in the same period in 2007. The decreases in the FTE yield on the loan portfolio were primarily the result of the repricing of loans in response to the decrease in the prime lending rate and other indices.

Other Interest-Earning Assets

          Federal Funds sold and securities purchased under resale agreements or similar arrangements totaled $297 million at September 30, 2008, a decrease of $382 million compared to December 31, 2007. Interest-bearing deposits with banks, including segregated cash, increased $131 million, or 22.0%, compared to year-end 2007. These categories of earning assets are subject to large daily fluctuations. The average yield on other interest-earning assets was 2.61% for the third quarter of 2008 compared to 4.96% for the third quarter of 2007. For the first nine months of 2008, the average yield on other interest-earning assets was 2.88% compared to 5.06% for the same period in 2007. The decreases in the yield on other interest-earning assets reflect the decline in the Federal Funds target rate during 2008 that began in the second half of 2007.

Noninterest-Earning Assets

          BB&T’s other noninterest-earning assets, including premises and equipment, goodwill, core deposit and other intangible assets, residential mortgage servicing rights and noninterest-bearing cash and due from banks, increased $2.4 billion from December 31, 2007 to September 30, 2008. The growth in this category included an increase of $1.4 billion for certain short-term receivables, $146 million in goodwill, which resulted primarily from the acquisitions of insurance agencies and certain contingent payments related to prior acquisitions, an increase of $129 million in the fair value of residential mortgage servicing rights due to growth in mortgage loans serviced for others and a decline in prepayment speeds, which increases the value of existing servicing relationships. In addition, investments in partnerships increased by $123 million, primarily due to additional investments in affordable housing projects that produce tax benefits, and foreclosed real estate increased by $239 million compared to December 31, 2007.

Deposits

          Client deposits generated through the BB&T banking network are the largest source of funds used to support asset growth. Deposits totaled $88.4 billion at September 30, 2008, an increase of $1.6 billion, or 1.9%, from December 31, 2007.

          Average deposits for the third quarter of 2008 increased $5.8 billion, or 6.9%, to $90.0 billion compared to the same period in 2007. The categories of deposits with the highest growth for the third quarter of 2008 compared to the third quarter of 2007 were other client deposits, which includes money rate savings accounts, investor deposit accounts, savings accounts, individual retirement accounts and other time deposits, which increased $3.5 billion, or 10.1%, and other interest-bearing deposits, which consist of negotiable certificates of deposit and Eurodollar deposits, which increased $2.3 billion, or 30.8% .

BB&T Corporation                     Page 39                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2008

          Average deposits for the first nine months of 2008 increased $4.9 billion, or 5.9%, to $87.8 billion compared to the first nine months of 2007. The categories of deposits with the highest average rates of growth for the first nine months of 2008 compared to the same period of 2007 were other client deposits, which increased $1.9 billion, or 5.7%, and other interest-bearing deposits, which increased $2.1 billion, or 28.3%, for the first nine months of 2008 compared to the same period in 2007.

          The following table presents the composition of average deposits for the third quarter and nine months ended September 30, 2008 and 2007:

Table 2
Composition of Average Deposits

	For the Three Months Ended
	September 30, 2008		September 30, 2007
	Balance	% of total	Balance	% of total
		(Dollars in millions)

Noninterest-bearing deposits	$13,181	14.6%	$13,248	15.7%
Interest checking	2,369	2.6	2,202	2.6
Other client deposits	38,369	42.7	34,836	41.4
Client certificates of deposit	26,317	29.2	26,456	31.4
Total client deposits	80,236	89.1	76,742	91.1
Other interest-bearing deposits	9,785	10.9	7,481	8.9
Total average deposits	$90,021	100.0%	$84,223	100.0%

		For the Nine Months Ended
	September 30, 2008		September 30, 2007
	Balance	% of total	Balance	% of total
		(Dollars in millions)

Noninterest-bearing deposits	$12,981	14.8%	$13,188	15.9%
Interest checking	2,412	2.7	2,299	2.8
Other client deposits	35,965	41.0	34,035	41.1
Client certificates of deposit	26,707	30.4	25,822	31.1
Total client deposits	78,065	88.9	75,344	90.9
Other interest-bearing deposits	9,707	11.1	7,564	9.1
Total average deposits	$87,772	100.0%	$82,908	100.0%

          The change in deposit mix primarily reflects a decline in noninterest-bearing accounts due to the slowing economy. In addition, beginning late in the third quarter of 2008, BB&T began to experience strong deposit inflows in the other client deposits category, as BB&T gained many new client relationships from competitors. The average balance of client certificates of

BB&T Corporation                     Page 40                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2008

deposit declined compared to third quarter of 2007, as management decided to lower the rates paid for certificates of deposit.

          For the third quarter of 2008, the annualized average rate paid on total interest-bearing deposits was 2.32% compared to 3.80% in the same period last year. For the first nine months of 2008, the annualized average rate paid on total interest-bearing deposits was 2.62%, a decrease of 115 basis points compared to the first nine months of 2007. The decrease in the average rate paid on interest-bearing deposits resulted primarily from the declining interest rate environment that existed during 2008 compared to 2007.

Borrowings

          While client deposits remain the primary source for funding loan originations and other balance sheet growth, management uses short-term borrowings as a supplementary funding source for balance sheet growth. Short-term borrowings used by BB&T include Federal Funds purchased, securities sold under repurchase agreements, master notes, U.S. Treasury tax and loan deposit notes, short-term FHLB advances and short-term bank notes. At September 30, 2008, short-term borrowings totaled $10.1 billion, a decrease of $559 million, or 5.3%, compared to December 31, 2007.

          Average short-term borrowed funds for the third quarter of 2008 were $8.9 billion compared to $9.9 billion for the same period of 2007. For the first nine months of 2008 the average balance of short-term borrowed funds was $10.0 billion, an increase of $1.2 billion compared to the first nine months of 2007. For the third quarter of 2008, the average annualized FTE rate paid on short-term borrowings was 2.44% compared to 4.71% during the third quarter of 2007. The average annualized FTE rate paid on short-term borrowed funds for the first nine months of 2008 was 2.84%, a decrease of 179 basis points from the average rate of 4.63% paid during the comparable period of 2007. The lower rate paid on short-term borrowed funds during 2008 compared to 2007 was primarily the result of decreases in the Federal Funds target rate.

          BB&T also uses long-term debt for a variety of funding needs, including the repurchase of common stock and to supplement levels of regulatory capital. Long-term debt consists of FHLB advances to Branch Bank, corporate subordinated notes, senior and subordinated notes issued by Branch Bank, junior subordinated debentures issued by BB&T and certain private borrowings by Branch Bank. Long-term debt totaled $21.3 billion at September 30, 2008, an increase of $2.6 billion, or 14.1%, from the balance at December 31, 2007. The increase primarily resulted from a $2.6 billion increase in FHLB advances due to the more competitive rates obtained compared to other financing options.

          Early in the fourth quarter of 2008, BB&T received notice that its $4 billion privately financed debt scheduled to mature in 2010 would be called effective October 14, 2008. The financing was called by BB&T’s counterparty because it was no longer profitable to the counterparty due to changes in LIBOR. Under the terms of the financing, BB&T has exercised its option to continue funding the debt with the counterparty for an additional fifty-five days. BB&T has adequate sources of funding available and will determine the appropriate mix of replacement funding based on its interest-sensitivity position and funding costs.

BB&T Corporation                     Page 41                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2008

          The average annualized rate paid on long-term debt for the third quarter of 2008 was 4.00% compared to 5.59% for the same period in 2007. For the first nine months of 2008, the average annualized rate was 4.17%, a decrease of 131 basis points compared to the first nine months of 2007. The decreases in the cost of long-term funds resulted from decreases in short-term rates and new FHLB advances issued at lower rates. The decline in short-term rates resulted in decreases in the effective rates paid on the portion of BB&T’s long-term debt that was either issued as a floating-rate instrument or swapped to a floating rate.

Asset Quality

          BB&T experienced additional credit deterioration during the third quarter, reflecting the ongoing challenges in the residential real estate markets with the largest concentration of credit issues occurring in Georgia, Florida and metro Washington, D.C.

          Nonperforming assets, which are composed of foreclosed real estate, repossessions, nonaccrual loans and restructured loans, totaled $1.6 billion at September 30, 2008, compared to $696 million at December 31, 2007. As a percentage of loans and leases plus foreclosed property, nonperforming assets were 1.69% at September 30, 2008 and .76% at December 31, 2007. Loans 90 days or more past due and still accruing interest totaled $297 million at September 30, 2008, compared to $223 million at year-end 2007.

          BB&T’s net charge-offs totaled $242 million for the third quarter of 2008 and amounted to 1.00% of average loans and leases, on an annualized basis, compared to $90 million, or .40%, of average loans and leases, on an annualized basis, in the corresponding period in 2007. For the nine months ended September 30, 2008 and 2007, net charge-offs totaled $537 million and $227 million, respectively, and represented .76% and .35%, respectively, of average loans and leases on an annualized basis. The increase in net charge-offs in 2008 compared to 2007 was largely driven by challenges in the residential real estate market, which has resulted in increases in losses in the commercial, direct retail and mortgage portfolios.

          The allowance for credit losses, which totaled $1.4 billion and $1.0 billion at September 30, 2008 and December 31, 2007, respectively, consists of the allowance for loan and lease losses, which is presented on the Consolidated Balance Sheets, and the reserve for unfunded lending commitments, which is included in other liabilities on the Consolidated Balance Sheets. The allowance for loan and lease losses amounted to 1.45% of loans and leases held for investment at September 30, 2008, compared to 1.10% at December 31, 2007.

BB&T Corporation                     Page 42                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2008

          Asset quality statistics for the last five calendar quarters are presented in the accompanying tables.

Table 3 - 1
Asset Quality Analysis

	For the Three Months Ended
	9/30/2008	6/30/2008	3/31/2008	12/31/2007	9/30/2007
	(Dollars in millions)
Allowance For Credit Losses
Beginning balance	$1,273	$1,113	$1,015	$941	$926
Allowance for acquired (sold) loans, net	(2)	-	-	1	-
Provision for credit losses	364	330	223	184	105
Charge-offs
Commercial loans and leases	(87)	(48)	(18)	(26)	(18)
Direct retail loans	(41)	(38)	(28)	(18)	(20)
Sales finance loans	(15)	(13)	(13)	(10)	(9)
Revolving credit loans	(20)	(18)	(18)	(11)	(12)
Mortgage loans	(33)	(13)	(5)	(6)	(1)
Specialized lending	(61)	(55)	(59)	(54)	(45)
Total charge-offs	(257)	(185)	(141)	(125)	(105)
Recoveries
Commercial loans and leases	3	2	4	2	3
Direct retail loans	3	3	3	3	3
Sales finance loans	2	2	2	2	2
Revolving credit loans	2	3	3	3	3
Specialized lending	5	5	4	4	4
Total recoveries	15	15	16	14	15
Net charge-offs	(242)	(170)	(125)	(111)	(90)
Ending balance	$1,393	$1,273	$1,113	$1,015	$941
Nonperforming Assets
Nonaccrual loans and leases
Commercial loans and leases	$722	$621	$443	$273	$237
Direct retail loans	76	65	60	43	56
Sales finance loans	6	4	5	5	4
Mortgage loans	298	250	185	119	74
Specialized lending	94	76	67	62	48
Total nonaccrual loans and leases	1,196	1,016	760	502	419
Foreclosed real estate	382	232	178	143	82
Other foreclosed property	60	53	51	51	46
Total nonperforming assets	$1,638	$1,301	$989	$696	$547
Loans 90 days or more past due
and still accruing (1):
Commercial loans and leases	$39	$42	$52	$40	$21
Direct retail loans	88	72	59	58	18
Sales finance loans	19	17	15	17	14
Revolving credit loans	17	15	16	15	7
Mortgage loans	123	126	106	85	76
Specialized lending	11	10	10	8	13
Total loans 90 days or more past due
and still accruing	$297	$282	$258	$223	$149
Loans 30 - 89 days past due (1)
Commercial loans and leases	$355	$492	$364	$284	$216
Direct retail loans	200	175	185	192	148
Sales finance loans	119	93	86	105	89
Revolving credit loans	29	25	24	24	20
Mortgage loans	582	519	510	506	479
Specialized lending	294	258	216	243	187
Total loans 30 - 89 days past due	$1,579	$1,562	$1,385	$1,354	$1,139

(1) Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase.

BB&T Corporation                     Page 43                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2008

Table 3 - 2
Asset Quality Ratios

			For the Three Months Ended
	9/30/2008		6/30/2008		3/31/2008		12/31/2007		9/30/2007
Loans 30 - 89 days past due and still accruing
as a percentage of total loans and leases (1):	1.63%		1.63%		1.47%		1.48%		1.26%
Loans 90 days or more past due and still
accruing as a percentage of total loans
and leases (1):	.31		.29		.27		.24		.17
Nonaccrual and restructured loans and leases
as a percentage of total loans and leases	1.24		1.06		.81		.55		.47
Total nonperforming assets as a percentage of:
Total assets	1.20		.95		.73		.52		.42
Loans and leases plus foreclosed property	1.69		1.36		1.05		.76		.61
Net charge-offs as a percentage of
average loans and leases	1.00		.72		.54		.48		.40
Allowance for loan and lease losses as a
percentage of loans and leases	1.42		1.31		1.17		1.10		1.04
Allowance for loan and lease losses as a
percentage of loans and leases
held for investment	1.45		1.33		1.19		1.10		1.05
Ratio of allowance for loan and lease losses to:
Net charge-offs	1.43	x	1.84	x	2.18	x	2.29	x	2.61	x
Nonaccrual and restructured loans and leases	1.15		1.24		1.44		2.00		2.23

Note: All items referring to loans and leases include loans held for sale and are net of unearned income. Applicable ratios are annualized.
(1) Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase.

          The following tables provide further details regarding BB&T’s commercial real estate lending, residential mortgage and consumer home equity portfolios as of September 30, 2008.

Table 4-1
Real Estate Lending Portfolio Credit Quality and Geographic Distribution

Commercial Real Estate Loan Portfolio (1)

	As of / For the Period Ended September 30, 2008

Residential Acquisition, Development, and Construction	Builders /	Land /Land	Condos /
Loans (ADC)	Construction	Development	Townhomes	Total ADC
	(Dollars in millions, except average loan and average client size)
Total loans outstanding	$3,093	$4,581	$654	$8,328
Average loan size (in thousands)	294	600	1,438	447
Average client size (in thousands)	863	1,366	3,466	1,163

Percentage of total loans	3.2%	4.7%	.7%	8.6%
Nonaccrual loans and leases as a percentage of category	5.33	4.70	5.79	5.02
Gross charge-offs as a percentage of category	1.04	1.57	2.41	1.44

BB&T Corporation                     Page 44                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2008

	As of / For the Period Ended September 30, 2008
					Gross Charge-
				Nonaccrual as a	Offs as a
Residential Acquisition, Development, and Construction	Total	Percentage of	Nonaccrual	Percentage of	Percentage of
Loans (ADC) by State of Origination	Outstandings	Total	Loans and Leases	Outstandings	Outstandings
			(Dollars in millions)

North Carolina	$2,951	35.4%	$68	2.31%	.10%
Georgia	1,494	17.9	126	8.42	3.98
Virginia	1,311	15.7	68	5.17	1.48
Florida	872	10.5	109	12.48	2.24
South Carolina	656	7.9	10	1.54	.28
Washington, D.C.	267	3.2	2.76		1.99
Tennessee	267	3.2	9	3.43	1.27
Kentucky	212	2.6	13	6.33	.10
Maryland	150	1.8	7	4.68	3.65
West Virginia	148	1.8	6	3.87	1.28
Total	$8,328	100.0%	$418	5.02%	1.44%

		As of / For the Period Ended September 30, 2008
				Permanent
			Commercial	Income	Total Other
		Commercial /	Land/	Producing	Commercial Real
Other Commercial Real Estate Loans (2)		Construction	Development	Properties	Estate
		(Dollars in millions, except average loan and average client size)

Total loans outstanding		$2,396	$2,714	$5,737	$10,847

Average loan size (in thousands)		1,211	787	337	485
Average client size (in thousands)		1,586	951	499	684

Percentage of total loans		2.5%	2.8%	5.9%	11.2%

Nonaccrual loans and leases as a percentage of category		.53	2.02	.53	.90
Gross charge-offs as a percentage of category		.09	.13	.11	.11

		As of / For the Period Ended September 30, 2008
					Gross Charge-
				Nonaccrual as a	Offs as a
Other Commercial Real Estate Loans by State of	Total	Percentage of	Nonaccrual	Percentage of	Percentage of
Origination	Outstandings	Total	Loans and Leases	Outstandings	Outstandings
			(Dollars in millions)

North Carolina	$3,215	29.6%	$11.35%		.10%
Georgia	1,925	17.7	25	1.28	.19
Virginia	1,688	15.6	3.20		.03
South Carolina	878	8.1	5.59		.15
Florida	821	7.6	39	4.69	.14
Washington, D.C.	565	5.2	-	.05	.06
Maryland	452	4.2	-	.08	-
Kentucky	437	4.0	5	1.04	.05
West Virginia	437	4.0	2.44		.02
Tennessee	322	3.0	8	2.40	.51
Other	107	1.0	-	-	-
Total	$10,847	100.0%	$98.90%		.11%

NOTES: (1) Commercial real estate loans (CRE) are defined as loans to finance non-owner occupied real property where the primary repayment source is the sale or rental/lease of the real property. Definition is based on internal classification.
                (2) Other CRE loans consist primarily of non-residential income producing CRE loans. C&I loans secured by real property are excluded.

BB&T Corporation                     Page 45                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2008

Table 4-2
Real Estate Lending Portfolio Credit Quality and Geographic Distribution
Residential Mortgage Portfolio

	As of / For the Period Ended September 30, 2008

			Construction/
Mortgage Loans	Prime	ALT-A	Permanent	Subprime (1)
	(Dollars in millions, except average loan size)

Total loans outstanding	$12,043	$3,255	$1,659	$630

Average loan size (in thousands)	193	329	316	69
Average credit score	721	734	735	607

Percentage of total loans	12.5%	3.4%	1.7%	.7%
Percentage that are first mortgages	99.6	99.7	98.9	82.2
Average loan to value	74.4	67.3	77.4	81.1

Nonaccrual loans and leases as a percentage of category	1.36	2.04	3.14	4.08
Gross charge-offs as a percentage of category	.27	.47	.88	1.80

	As of / For the Period Ended September 30, 2008
				Gross Charge-
			Nonaccrual as a	Offs as a
	Total Mortgages	Percentage of	Percentage of	Percentage of
Residential Mortgage Loans by State	Outstanding (1)	Total	Outstandings	Outstandings
	(Dollars in millions)

North Carolina	$4,354	24.8%	.53%	.07%
Virginia	3,576	20.3	1.22	.35
Florida	2,611	14.8	5.15	1.30
Maryland	1,864	10.6	1.23	.37
South Carolina	1,623	9.2	1.17	.10
Georgia	1,620	9.2	2.46	.60
West Virginia	384	2.2	.82	.15
Kentucky	363	2.1	.45	.28
Tennessee	260	1.5	1.05	.04
Washington, D.C.	195	1.1	1.28	.02
Other	737	4.2	2.06	.48
Total	$17,587	100.0%	1.75%	.42%

NOTES:	(1) Includes $378 million in loans originated by Lendmark Financial Services, which are disclosed as a part of the specialized lending category, and excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase.

BB&T Corporation                     Page 46                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2008

Table 4-3
Real Estate Lending Portfolio Credit Quality and Geographic Distribution
Home Equity Portfolio (1)

			As of / For the Period Ended
			September 30, 2008

		Home Equity		Home Equity
Home Equity Loans & Lines		Loans		Lines
			(Dollars in millions,
			except average loan size)

Total loans outstanding			$9,217	$5,254

Average loan size (in thousands) (2)			49	35
Average credit score			725	759

Percentage of total loans			9.5%	5.4%
Percentage that are first mortgages			77.1	23.5
Average loan to value			67.4	67.2

Nonaccrual loans and leases as a percentage of category			.63	.28
Gross charge-offs as a percentage of category			.54	.89

	As of / For the Period Ended September 30, 2008
	Total Home			Gross Charge-
	Equity Loans and	Nonaccrual as a		Offs as a
	Lines	Percentage of	Percentage of	Percentage of
Home Equity Loans and Lines by State	Outstanding	Total	Outstandings	Outstandings
	(Dollars in millions)

North Carolina	$5,026	34.7%	.47%	.26%
Virginia	3,245	22.4	.22	.83
South Carolina	1,418	9.8	.81	.44
Georgia	1,163	8.0	.48	1.14
West Virginia	880	6.1	.40	.30
Maryland	861	6.0	.30	.66
Florida	722	5.0	1.41	3.16
Kentucky	610	4.2	.65	.22
Tennessee	434	3.0	.89	.21
Washington, D.C.	91.6		1.21	3.43
Other	21.2		.32	.35
Total	$14,471	100.0%	.50%	.66%

NOTES:	(1) Home equity portfolio is a component of direct retail loans and originated through the BB&T branching network.
(2) Home equity lines without an outstanding balance are excluded from this calculation.

          The residential acquisition, development and construction (“ADC”) loan portfolio, a component of BB&T’s commercial real estate loan portfolio, totaled $8.3 billion at September 30, 2008, a decrease of $397 million, or 4.6%, from December 31, 2007. The ADC portfolio is 8.6% of total loans and leases at September 30, 2008. Nonaccrual ADC loans were $418 million

BB&T Corporation                     Page 47                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2008

at September 30, 2008, an increase of $305 million, compared to $113 million at December 31, 2007. As a percentage of loans and leases, ADC nonaccruals were 5.02% at September 30, 2008, compared to 1.30% at December 31, 2007. Gross charge-offs for the ADC portfolio were 1.44% of average loans on an annualized basis for the first nine months of 2008, compared to .21% of average loans for the full year 2007. The remainder of the commercial real estate portfolio, which is largely related to loans for office buildings, hotels, warehouses, apartments, rental houses, and shopping centers, totaled $10.8 billion at September 30, 2008. This portion of the portfolio continues to perform reasonably well.

          The residential mortgage loan portfolio totaled $17.6 billion, a decrease of $229 million, or 1.3%, from December 31, 2007. As a percentage of loans and leases, residential mortgage loan nonaccruals were 1.75% at September 30, 2008, compared to .71% at December 31, 2007. Gross charge-offs for the residential mortgage loan portfolio were .42% of average loans on an annualized basis compared to .08% of average loans for the full year 2007.

          The home equity portfolio totaled $14.5 billion, a decrease of $130 million from December 31, 2007. As a percentage of loans and leases, home equity loan nonaccruals were .50% at September 30, 2008, compared to .28% at December 31, 2007. Gross charge-offs for the home equity loan portfolio were .66% of average loans on an annualized basis compared to .28% of average loans for the full year 2007.

Shareholders’ Equity

          Total shareholders’ equity at September 30, 2008 was $12.9 billion, an increase of $303 million compared to $12.6 billion at December 31, 2007. BB&T’s book value per common share at September 30, 2008 was $23.42, compared to $23.14 at December 31, 2007. BB&T’s tangible shareholders’ equity was $7.7 billion at September 30, 2008, compared to $7.2 billion at December 31, 2007. BB&T’s tangible book value per common share at September 30, 2008 was $13.91 compared to $13.18 at December 31, 2007.

Back to Index

ANALYSIS OF RESULTS OF OPERATIONS

          Consolidated net income for the third quarter of 2008 totaled $358 million, a decrease of $86 million, or 19.4%, compared to $444 million earned during the third quarter of 2007. On a diluted per share basis, earnings for the three months ended September 30, 2008 were $.65, a decrease of 18.8% compared to $.80 for the same period in 2007. BB&T’s results of operations for the third quarter of 2008 produced an annualized return on average assets of 1.04% and an annualized return on average shareholders’ equity of 10.86%, compared to prior year ratios of 1.37% and 14.24%, respectively.

          Consolidated net income for the first nine months of 2008 totaled $1.2 billion, a decrease of 8.2% compared to $1.3 billion earned during the same period of 2007. On a diluted per share basis, earnings for the first nine months of 2008 and 2007 were $2.20 and $2.40, respectively, which represents a decrease of 8.3% . BB&T’s results of operations for the first nine months of 2008 produced an annualized return on average assets of 1.20% and an annualized return on

BB&T Corporation                     Page 48                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2008

average shareholders’ equity of 12.46% compared to prior year ratios of 1.42% and 14.74%, respectively.

          The following table sets forth selected financial ratios for the last five calendar quarters.

Table 5
Annualized
Profitability Measures

		2008		2007
	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Return on average assets	1.04%	1.27%	1.29%	1.24%	1.37%
Return on average shareholders' equity	10.86	13.27	13.30	12.89	14.24
Net interest margin (taxable equivalent)	3.66	3.65	3.54	3.46	3.45

Net Interest Income and Net Interest Margin

          Net interest income on an FTE basis was $1.1 billion for the third quarter of 2008 compared to $992 million for the same period in 2007, an increase of $117 million, or 11.8% . For the quarter ended September 30, 2008, average earning assets increased $6.6 billion, or 5.7%, compared to the same period of 2007, while average interest-bearing liabilities increased $6.9 billion, or 7.0%, and the net interest margin increased from 3.45% in the third quarter of 2007 to 3.66% in the current quarter.

          For the first nine months of 2008, net interest income on an FTE basis was $3.2 billion, an increase of 10.0% compared to the same period in 2007. Average earning assets for the first nine months of 2008 were $119.4 billion, an increase of 7.5% compared to the prior year average of $111.1 billion, while average interest-bearing liabilities increased $9.0 billion, or 9.4%, compared to the first nine months of 2007. The net interest margin for the first nine months of 2008 was 3.61%, an increase of 7 basis points compared to 3.54% during the first nine months of 2007. The improvement in the net interest margin was caused by a combination of factors. BB&T entered 2008 in a liability sensitive position, which means that interest-bearing liabilities generally reprice more frequently than interest-earning assets. This resulted in the net interest margin improvement over the last four quarters, as interest-rates declined. Additionally, BB&T maintained effective control of deposit and funding costs, while experiencing some improvement in loan pricing in 2008. Management currently anticipates that there will be some contraction in the net interest margin for the fourth quarter primarily due to higher funding costs, as a result of increased deposit pricing and the dislocation in LIBOR, as well as the balance sheet being slightly asset sensitive.

          The following tables set forth the major components of net interest income and the related annualized yields and rates for the third quarter and first nine months of 2008 compared to the same periods in 2007, as well as the variances between the periods caused by changes in interest rates versus changes in volumes.

BB&T Corporation                     Page 49                Third Quarter 2008 10-Q

Table 6-1
FTE Net Interest Income and Rate / Volume Analysis
For the Three Months Ended September 30, 2008 and 2007

	Average Balances		Annualized Yield / Rate		Income/Expense		Increase	Change due to
	2008	2007	2008	2007	2008	2007	(Decrease)	Rate	Volume
	(Dollars in millions)
Assets
Securities, at amortized cost (1):
U.S. government-sponsored entities (GSE)	$3,619	$10,576	5.08%	4.62%	$46	$123	$(77)	$11	$(88)
Mortgage-backed securities issued by GSE	15,186	8,334	4.89	5.21	186	109	77	(7)	84
States and political subdivisions	2,070	981	6.40	6.36	33	15	18	-	18
Non-agency mortgage-backed securities	1,615	1,730	5.82	5.79	23	25	(2)	-	(2)
Other securities	1,068	1,170	3.88	6.33	11	19	(8)	(7)	(1)
Trading securities	525	1,455	2.99	4.54	4	16	(12)	(4)	(8)
Total securities (5)	24,083	24,246	5.03	5.05	303	307	(4)	(7)	3
Other earning assets (2)	975	1,105	2.61	4.96	7	14	(7)	(6)	(1)
Loans and leases, net of unearned income (1)(3)(4):
Commercial loans and leases	48,132	42,838	5.42	7.85	656	847	(191)	(286)	95
Direct retail loans	15,595	15,534	6.35	7.40	248	289	(41)	(41)	-
Sales finance loans	6,292	6,006	6.57	6.71	104	101	3	(2)	5
Revolving credit loans	1,688	1,485	10.72	12.93	45	49	(4)	(9)	5
Mortgage loans	18,485	17,922	6.01	6.05	278	271	7	(2)	9
Specialized lending	5,751	5,305	12.49	13.02	180	173	7	(7)	14
Total loans and leases	95,943	89,090	6.28	7.72	1,511	1,730	(219)	(347)	128

Total earning assets	121,001	114,441	6.00	7.13	1,821	2,051	(230)	(360)	130

Non-earning assets	15,932	14,192

Total assets	$136,933	$128,633

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-checking	$2,369	$2,202	1.32	2.33	8	13	(5)	(6)	1
Other client deposits	38,369	34,836	1.62	2.94	157	258	(101)	(125)	24
Client certificates of deposit	26,317	26,456	3.33	4.64	220	310	(90)	(87)	(3)
Other interest-bearing deposits	9,785	7,481	2.61	5.22	64	98	(34)	(59)	25

Total interest-bearing deposits	76,840	70,975	2.32	3.80	449	679	(230)	(277)	47
Federal Funds purchased, securities sold
under repurchase agreements and
short-term borrowed funds (1)	8,915	9,892	2.44	4.71	55	117	(62)	(52)	(10)
Long-term debt	20,770	18,721	4.00	5.59	208	263	(55)	(81)	26

Total interest-bearing liabilities	106,525	99,588	2.66	4.23	712	1,059	(347)	(410)	63

Noninterest-bearing deposits	13,181	13,248
Other liabilities	4,094	3,438
Shareholders' equity	13,133	12,359

Total liabilities and
shareholders' equity	$136,933	$128,633
Average interest rate spread			3.34	2.90
Net interest margin			3.66%	3.45%	$1,109	$992	$117	$50	$67

Taxable equivalent adjustment					$21	$14

(1)	Yields are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Includes Federal Funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, and other earning assets.
(3)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5)	Includes securities available for sale at amortized cost and trading securities at estimated fair value.

BB&T Corporation                     Page 50                Third Quarter 2008 10-Q

Table 6-2
FTE Net Interest Income and Rate / Volume Analysis
For the Nine Months Ended September 30, 2008 and 2007

	Average Balances		Annualized Yield / Rate		Income / Expense		Increase	Change due to
	2008	2007	2008	2007	2008	2007	(Decrease)	Rate	Volume
	(Dollars in millions)
Assets
Securities, at amortized cost (1):
U.S. government-sponsored entities (GSE)	$5,560	$10,083	4.90%	4.50%	$204	$341	$(137)	$27	$(164)
Mortgage-backed securities issued by GSE	12,990	8,282	4.92	5.11	479	317	162	(12)	174
States and political subdivisions	1,739	710	6.26	6.62	82	35	47	(2)	49
Non-agency mortgage-backed securities	1,661	1,649	5.81	5.77	72	71	1	-	1
Other securities	1,190	1,173	5.21	6.98	47	62	(15)	(16)	1
Trading securities	660	1,193	4.24	4.83	21	43	(22)	(5)	(17)
Total securities (5)	23,800	23,090	5.07	5.02	905	869	36	(8)	44
Other earning assets (2)	1,096	971	2.88	5.06	24	37	(13)	(17)	4
Loans and leases, net of unearned income (1)(3)(4):
Commercial loans and leases	46,931	41,971	5.82	7.89	2,043	2,475	(432)	(703)	271
Direct retail loans	15,606	15,415	6.59	7.38	769	851	(82)	(92)	10
Sales finance loans	6,171	5,856	6.63	6.58	306	288	18	2	16
Revolving credit loans	1,639	1,430	11.11	13.15	136	141	(5)	(23)	18
Mortgage loans	18,653	17,217	6.01	5.97	841	771	70	5	65
Specialized lending	5,514	5,101	12.89	13.33	532	508	24	(17)	41
Total loans and leases	94,514	86,990	6.54	7.73	4,627	5,034	(407)	(828)	421

Total earning assets	119,410	111,051	6.21	7.15	5,556	5,940	(384)	(853)	469

Non-earning assets	15,901	13,822

Total assets	$135,311	$124,873

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-checking	$2,412	$2,299	1.33	2.34	$24	$40	(16)	(18)	2
Other client deposits	35,965	34,035	1.76	2.87	475	731	(256)	(297)	41
Client certificates of deposit	26,707	25,822	3.79	4.63	758	894	(136)	(167)	31
Other interest-bearing deposits	9,707	7,564	2.91	5.30	211	300	(89)	(159)	70

Total interest-bearing deposits	74,791	69,720	2.62	3.77	1,468	1,965	(497)	(641)	144
Federal Funds purchased, securities sold
under repurchase agreements and
short-term borrowed funds (1)	10,004	8,848	2.84	4.63	213	306	(93)	(130)	37
Long-term debt	20,557	17,769	4.17	5.48	642	729	(87)	(191)	104

Total interest-bearing liabilities	105,352	96,337	2.94	4.16	2,323	3,000	(677)	(962)	285

Noninterest-bearing deposits	12,981	13,188
Other liabilities	3,963	3,347
Shareholders' equity	13,015	12,001

Total liabilities and
shareholders' equity	$135,311	$124,873
Average interest rate spread			3.27	2.99
Net interest margin			3.61%	3.54%	$3,233	$2,940	$293	$109	$184

Taxable equivalent adjustment					$60	$51

(1)	Yields are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Includes Federal Funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, and other earning assets.
(3)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5)	Includes securities available for sale at amortized cost and trading securities at estimated fair value.

BB&T Corporation                     Page 51                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2008

Provision for Credit Losses

         The provision for credit losses totaled $364 million for the third quarter of 2008, compared to $105 million for the third quarter of 2007. For the first nine months of 2008, the provision for credit losses totaled $917 million, an increase of $653 million, or 247.3%, compared to the provision of $264 million for the same period in 2007. The increases in the provision for credit losses were driven primarily by challenges in residential real estate markets with the largest concentration of credit issues occurring in Georgia, Florida, and metro Washington D.C. Net charge-offs were 1.00% of average loans and leases on an annualized basis for the third quarter of 2008 compared to .40% of average loans and leases for the same period in 2007. For the first nine months of 2008, the annualized net-charge off ratio was .76% of average loans and leases, compared to .35% during the corresponding period of 2007. Net charge-offs have risen in recent periods as a result of a weakening economy and more distress by borrowers. Management currently anticipates that net-charge offs will be between 1.00% and 1.25% of average loans and leases for the fourth quarter.

          The allowance for loan and lease losses was 1.45% of loans and leases held for investment and was 1.15x total nonaccrual and restructured loans and leases at September 30, 2008, compared to 1.05% and 2.23x, respectively, at September 30, 2007.

Noninterest Income

          Noninterest income as a percentage of total revenues has increased in recent years due to BB&T’s emphasis on growing its fee-based businesses. Fee-based service revenues lessen BB&T’s dependence on traditional spread-based interest income and are a relatively stable revenue source during periods of changing interest rates. Noninterest income for the three months ended September 30, 2008 totaled $792 million, compared to $675 million for the same period in 2007, an increase of $117 million, or 17.3% . For the nine months ended September 30, 2008, noninterest income totaled $2.4 billion, an increase of $334 million, or 16.2%, compared to the same period in 2007.

          Insurance income, which is BB&T’s largest source of noninterest income, totaled $232 million for the third quarter of 2008, an increase of 12.6% compared to the same three month period of 2007. For the first nine months of 2008, insurance income totaled $681 million, up $49 million, or 7.8%, compared to the same period last year. This increase is primarily the result of new product initiatives that were introduced in the second half of 2007. This growth also includes the impact from acquisitions and divestitures completed during 2008 and 2007.

          Service charges on deposits totaled $176 million for the third quarter of 2008, an increase of $19 million, or 12.1%, compared to the third quarter of 2007. For the first nine months of 2008, service charges on deposits totaled $502 million, an increase of $56 million, or 12.6%, compared to the same period in 2007. This increase in revenues was primarily attributable to growth in client relationships and revenues from overdrafts compared to the same periods last year. During the first nine months of 2008, BB&T opened 101 thousand net new transaction accounts.

BB&T Corporation                     Page 52                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2008

          Investment banking and brokerage fees and commissions totaled $84 million for the third quarter of 2008, a decrease of 3.4%, from $87 million earned in the third quarter of 2007. For the first nine months of 2008 and 2007, investment banking and brokerage fees and commissions totaled $258 million.

          The following table provides a breakdown of the various components of mortgage banking income and other statistical information for the third quarters of 2008 and 2007:

Table 7-1
Mortgage Banking Income and Related Statistical Information

	For the Three Months Ended
	September 30,
Mortgage Banking Income	2008	2007
	(Dollars in millions)

Residential mortgage production income	$27	$8

Residential Mortgage Servicing:
Residential mortgage servicing fees	37	28

Residential mortgage servicing rights decrease in
fair value due to change in valuation inputs or assumptions	(41)	(54)
Mortgage servicing rights hedging gains	65	60
Net	24	6
Realization of expected residential mortgage servicing rights
cash flows	(22)	(23)
Total residential mortgage servicing income	39	11
Total residential mortgage banking income	66	19
Commercial mortgage banking income	17	8
Total mortgage banking income	$83	$27

	As of / For the Three Months Ended
	September 30,
Mortgage Banking Statistical Information	2008	2007
	(Dollars in millions)

Residential mortgage originations	$3,743	$3,225
Residential mortgage loans serviced for others	38,707	30,318
Residential mortgage loan sales	3,453	2,109

Commercial mortgage originations	$1,220	$608
Commercial mortgage loans serviced for others	22,457	9,940

          Mortgage banking income totaled $83 million in the third quarter of 2008, an increase of $56 million, compared to $27 million earned in the third quarter of 2007. BB&T adopted SFAS No. 159 for the majority of loans originated for sale after January 1, 2008, and implemented the provisions of SAB 109. As a result of the adoption of both standards, mortgage banking income increased approximately $13 million compared to the third quarter of 2007. Of the $13 million increase relating to the adoption of these accounting standards, approximately $11 million relates to the elimination of the provisions of SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases—an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17,” (“SFAS No. 91”) on loans accounted for at fair value and resulted in a corresponding increase in

BB&T Corporation                     Page 53                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2008

personnel expense. The net change in the valuation of mortgage servicing rights resulted in an $18 million increase compared to the third quarter of 2007. The $18 million increase was the result of the mortgage servicing rights hedge outperforming the decline in the value of the asset. The positive hedge performance was attributable to (i) the strong appreciation of option-based hedge instruments, which occurs during periods of extreme interest rate volatility, and (ii) the favorable hedge effectiveness against the interest rate basis movements between mortgages and swap-based hedge instruments. Excluding the impact of these items, mortgage banking income increased $25 million, or 119.0%, compared to the same period last year. The growth in mortgage banking income includes strong production revenues from both residential and commercial mortgage banking operations. Commercial mortgage loans serviced for others increased from $9.9 billion at September 30, 2007 to $22.5 billion at September 30, 2008 largely as a result of the acquisition of Collateral Real Estate Capital, LLC, which occurred in November 2007.

          The following table provides a breakdown of the various components of mortgage banking income for the nine month periods ended September 30, 2008 and 2007, respectively:

Table 7-2
Mortgage Banking Income and Related Statistical Information

	For the Nine Months Ended
	September 30,
Mortgage Banking Income	2008	2007
	(Dollars in millions)

Residential mortgage production income	$99	$38

Residential Mortgage Servicing:
Residential mortgage servicing fees	105	84

Residential mortgage servicing rights increase in
fair value due to change in valuation inputs or assumptions	27	25
Mortgage servicing rights hedging losses	(11)	(16)
Net	16	9
Realization of expected residential mortgage servicing rights
cash flows	(66)	(69)
Total residential mortgage servicing income	55	24
Total residential mortgage banking income	154	62
Commercial mortgage banking income	45	26
Total mortgage banking income	$199	$88

	As of / For the Nine Months Ended
	September 30,
Mortgage Banking Statistical Information	2008	2007
	(Dollars in millions)

Residential mortgage originations	$12,857	$8,700
Residential mortgage loan sales	10,285	5,181

Commercial mortgage originations	$3,182	$1,906

BB&T Corporation                     Page 54                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2008

          Mortgage banking income totaled $199 million in the first nine months of 2008, an increase of $111 million, compared to $88 million earned in the same period of 2007. As a result of the adoption of fair value accounting standards, mortgage banking income increased approximately $63 million compared to the first nine months of 2007. Of the $63 million increase relating to the adoption of fair value accounting standards, approximately $43 million relates to the elimination of the provisions of SFAS No. 91 on loans accounted for at fair value and resulted in a corresponding increase in personnel expense. The net change in the valuation of mortgage servicing rights during the first nine months of 2008 resulted in a $7 million increase compared to the same period of 2007. Excluding the impact of these items, mortgage banking income increased $41 million, or 51.9%, compared to the same period last year. The growth in mortgage banking income includes strong production revenues from both residential and commercial mortgage banking operations.

          Other nondeposit fees and commissions, including bankcard fees and checkcard fees, totaled $137 million for the third quarter of 2008, an increase of $8 million, or 6.2%, compared to the third quarter of 2007. The principal driver of the third quarter increase was debit and check card related service fees, which increased by $5 million compared to the same period in 2007. This increase was due to increased purchase volumes as clients continue to migrate toward electronic forms of payment. For the nine months ended September 30, 2008, other nondeposit fees and commissions, including bankcard fees and merchant discounts, and checkcard fees totaled $404 million, up $34 million, or 9.2%, from the same period in 2007. The increase for the first nine months of 2008 was driven by increases in checkcard fees and bankcard income of $19 million and $12 million, respectively.

          Other income, including income from bank-owned life insurance, totaled $30 million for the third quarter of 2008, an increase of $7 million, or 30.4%, compared to the third quarter of 2007. The increase for the third quarter of 2008 primarily resulted from an increase of $16 million related to trading and hedging activities due to losses incurred in the prior year’s third quarter, which were partially offset by an additional $9 million of operating losses related to low income housing partnerships that generate tax benefits compared to the third quarter of 2007.

          For the first nine months of 2008, other income totaled $165 million, an increase of $19 million, or 13.0%, compared to the first nine months of 2007. The increase for the first nine months of 2008 included gains related to BB&T’s ownership interest and sale of Visa, Inc. stock that amounted to $80 million. In addition, revenues from client derivative activities were $20 million higher in the first nine months of 2008 compared to the same period of 2007. These increases were partially offset by a number of factors. The adoption of fair value accounting standards resulted in a decline of $13 million in other income related to the valuation of derivatives. In addition, earnings from investments in low income housing partnerships that generate tax benefits declined $29 million, net revenues from BB&T’s venture capital investments declined $14 million, and income from bank-owned life insurance declined $15 million compared to the first nine months of 2007. The decline in income from bank-owned life insurance was due to a valuation adjustment that resulted from a decline in the underlying assets of certain insurance policies. The increase in other income for the first nine months of 2008 compared to 2007 was partially reduced by a prior-period sale of an insurance operation, which produced a gain of $19 million last year.

BB&T Corporation                     Page 55                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2008

          Securities gains, net of losses and other-than-temporary impairment charges, totaled $13 million and $66 million for the third quarter and first nine months of 2008, respectively. During the third quarter of 2008, BB&T sold $7.2 billion in securities available for sale, which produced net securities gains of $54 million. In addition, BB&T recorded $41 million in other-than-temporary impairment losses related to certain debt and equity securities. This compares to $6 million in net securities gains and $4 million in net securities losses during the third quarter and first nine months of 2007, respectively. There were no other-than-temporary impairment charges during the corresponding periods of 2007.

Noninterest Expense

          Noninterest expenses totaled $1.0 billion for the third quarter of 2008, compared to $888 million for the same period a year ago, an increase of $121 million, or 13.6% . For the first nine months of 2008, noninterest expenses totaled $2.9 billion, an increase of $213 million, or 7.9%, compared to the same period in 2007.

          Personnel expense, the largest component of noninterest expense, was $552 million for the current quarter compared to $514 million for the same period in 2007, an increase of $38 million, or 7.4% . This increase was primarily attributable to an increase in salaries and wages of $47 million, including $11 million that resulted from the elimination of the provisions of SFAS No. 91 on loans accounted for at fair value. This increase was partially offset by a decrease in incentive compensation of $12 million. In addition, equity-based compensation expense increased $10 million and certain nonqualified retirement benefits decreased by $6 million. For the first nine months of 2008, personnel expense totaled $1.7 billion, an increase of $86 million, or 5.4% compared to the same period in 2007. This increase was primarily due to an increase in salaries and wages of $120 million, including $43 million that resulted from the elimination of the provisions of SFAS No. 91 on loans accounted for at fair value. This increase was offset by decreases in certain nonqualified retirement benefits and pension plan expense of $20 million and $18 million, respectively.

          Occupancy and equipment expense for the three months ended September 30, 2008 totaled $127 million, compared to $118 million for the third quarter of 2007, representing an increase of $9 million, or 7.6% . For the first nine months of 2008, occupancy and equipment expense totaled $374 million, up $23 million, or 6.6%, compared to 2007. The increase for the third quarter and the first nine months of 2008 was primarily related to additional rent in connection with de novo branches, acquisitions and renewals of existing leases.

         Other noninterest expenses, including professional services, loan processing expenses and amortization of intangibles, totaled $325 million for the current quarter, an increase of $76 million, or 30.5%, compared to the same period of 2007. The increase was primarily attributable to an increase of $17 million in foreclosed property expense, $15 million in professional services expense, $9 million of reserves and losses related to insurance claims, $9 million in other charge-offs and $4 million for FDIC insurance expense compared to the same period of 2007.

         For the first nine months of 2008, other noninterest expenses, including professional services, loan processing expenses and amortization of intangibles, totaled $858 million for the current year, an increase of $111 million, or 14.9%, compared to the same period of 2007. The

BB&T Corporation                     Page 56                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2008

increase was primarily attributable to an increase of $37 million in professional services expense, $34 million in foreclosed property expense, $19 million of reserves and losses related to insurance claims, $12 million in loan processing expense, $10 million in other charge-offs, and $9 million in mainframe and software costs compared to the same period of 2007. These increases were partially offset by the reversal of an accrual of $14 million related to BB&T’s obligations arising from its ownership interest in Visa, Inc. and by a gain of $36 million from the early extinguishment of certain FHLB advances in the second quarter of 2008.

     Merger-Related and Restructuring Activities

          BB&T has incurred certain merger-related and restructuring expenses, primarily in connection with business combinations. Merger-related and restructuring expenses or credits include severance and personnel-related costs or credits, which typically occur in corporate support and data processing functions, occupancy and equipment charges or credits, which relate to costs or gains associated with lease terminations, obsolete equipment write-offs, and the sale of duplicate facilities and equipment, and other merger-related and restructuring charges or credits, which include expenses necessary to convert and combine the acquired branches and operations of merged companies, direct media advertising related to the acquisitions, asset and supply inventory write-offs, litigation accruals, and other similar charges. Merger-related and restructuring charges during the third quarters of 2008 and 2007 were $5 million and $7 million, respectively.

          At September 30, 2008 and December 31, 2007, there were $17 million and $16 million, respectively, of merger-related and restructuring accruals. In general, a major portion of accrued costs are used in conjunction with or immediately following the systems conversion, when most of the duplicate positions are eliminated and the terminated employees begin to receive severance. Other accruals are used over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger and restructuring accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at September 30, 2008 are expected to be used during 2008, unless they relate to specific contracts that expire in later years.

Provision for Income Taxes

         The provision for income taxes totaled $149 million for the third quarter of 2008, a decrease of $67 million compared to the same period of 2007, primarily due to lower pretax income and low income housing tax credits from investments that were made in late 2007. BB&T’s effective income tax rates for the third quarters of 2008 and 2007 were 29.4% and 32.7%, respectively. For the first nine months of 2008, the provision for income taxes was $525 million compared to $664 million for the first nine months of 2007. The $139 million decrease in the provision for income taxes for the first nine months of 2008 was primarily attributable to lower pretax income, as well as receiving additional interest for settlement of normal audits of tax returns and low income housing tax credits. BB&T’s effective income tax rates for the first nine months of 2008 and 2007 were 30.2% and 33.4%, respectively.

         BB&T has extended credit to and invested in the obligations of states and municipalities and their agencies, and has made other investments and loans that produce tax-exempt income.

BB&T Corporation                     Page 57                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2008

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

          The IRS has recently announced a settlement initiative related to leveraged lease transactions. Management is currently evaluating the IRS’s settlement proposal and expects to make a decision during the fourth quarter of 2008.

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

BB&T Corporation                     Page 58                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2008

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

          The majority of BB&T’s assets and liabilities are monetary in nature and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. Fluctuations in interest rates and actions of the Board of Governors of the Federal Reserve System to regulate the availability and cost of credit have a greater effect on a financial institution’s profitability than do the effects of higher costs for goods and services. Liquidity represents BB&T’s continuing ability to meet funding needs, primarily deposit withdrawals, timely repayment of borrowings and other liabilities, and funding of loan commitments. In addition to the level of liquid assets, such as trading securities and securities available for sale, many other factors affect the ability to meet liquidity needs, including access to a variety of funding sources, maintaining borrowing capacity in national money markets, growing core deposits, the repayment of client loans to BB&T and the capability to securitize or package loans for sale. Through its balance sheet management function, which is monitored by the Market Risk and Liquidity Committee, management believes that BB&T is positioned to respond to changing needs for liquidity, changes in interest rates and inflationary trends.

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

BB&T Corporation                     Page 59                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2008

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

Table 8
Interest Sensitivity Simulation Analysis

Interest Rate Scenario			Annualized Hypothetical
			Percentage Change in

Linear	Prime Rate		Net Interest Income
Change in	September 30,		September 30,
Prime Rate	2008	2007	2008	2007

3.00%	8.00%	10.75%	0.54%	(4.55	) %
2.00	7.00	9.75	0.32	NA
1.50	6.50	9.25	0.22	(3.24)
1.00	6.00	8.75	0.01	NA
No Change	5.00	7.75	-	-
(1.00)	4.00	6.75	(1.99)	NA
(1.50)	3.50	6.25	(3.71)	2.58
(2.00)	3.00	5.75	(4.89)	NA
(3.00)	2.00	4.75	NA	3.05

          As of September 30, 2008, BB&T’s interest sensitive position was slightly outside the parameters established by the Market Risk and Liquidity Committee for a down 200 basis point move. Management is continually monitoring the economic outlook and the Company’s interest

BB&T Corporation                     Page 60                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2008

sensitive position, but believes that further rate declines of this magnitude are unlikely.  As of September 30, 2008, a down 200 basis point rate move would be equal to a targeted federal funds rate of zero percent.

Derivative Financial Instruments

          BB&T uses a variety of financial instruments to manage various financial risks. These instruments, commonly referred to as derivatives, primarily consist of interest-rate swaps, swaptions, caps, floors, collars, financial forward and futures contracts, when-issued securities, foreign exchange contracts and options written and purchased. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. BB&T uses derivatives primarily to manage risk related to securities, business loans, overnight based funding, long-term debt, mortgage servicing rights, mortgage banking operations and certificates of deposit. BB&T also uses derivatives to facilitate clients’ needs.

          Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties. Notional amounts do not represent amounts to be exchanged between parties, and are not a measure of financial risk. On September 30, 2008, BB&T had derivative financial instruments outstanding with notional amounts totaling $67.3 billion. The estimated net fair value of open contracts was $219 million at September 30, 2008. This compares to $47.2 billion of notional amounts with a fair value of $181 million outstanding at December 31, 2007. The majority of the increase in notional amounts was due to the addition of $3.8 billion in derivatives related to hedges of interest rate risk on commercial loans, $7.6 billion in derivatives related to mortgage servicing rights and mortgage banking operations and $8.8 billion in derivatives related to BB&T’s clients. The $38 million increase in the fair value of derivatives between December 31, 2007 and September 30, 2008 was primarily the result of an increase in the fair value of derivatives hedging interest rate risk related to long term debt.

          Credit risk related to derivatives arises when amounts receivable from a counterparty exceed amounts payable. Because the notional amount of the instruments only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. In addition, certain counterparties are required to provide collateral to BB&T when their unsecured loss positions exceed certain negotiated limits. All of the derivative contracts to which BB&T is a party settle monthly, quarterly or semiannually. In the case of contracts with derivatives dealers, BB&T only transacts with dealers that are national market makers whose credit ratings are strong.  Further, BB&T frequently has netting agreements with the dealers with which it does business. Because of these factors, BB&T’s credit risk exposure related to derivative contracts at September 30, 2008 was not material.

BB&T Corporation                     Page 61                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2008

          The following tables set forth certain information concerning BB&T’s derivative financial instruments at September 30, 2008 and December 31, 2007:

Table 9-1
Derivative Classifications and Hedging Relationships

	September 30, 2008
	Notional	Fair Value
	Amount	Gain	Loss
	(Dollars in Millions)

Derivatives Designated as Cash Flow Hedges:
Hedging business loans	$5,869	$10	$(1)
Hedging overnight and short-term funding	1,971	5	(19)
Hedging 3 Month LIBOR funding	3,039	9	(5)

Derivatives Designated as Fair Value Hedges:
Hedging long-term debt	8,660	211	(22)
Hedging municipal securities	354	-	(39)
Hedging certificates of deposit and other time deposits	357	-	(5)

Derivatives not designated as hedges	47,037	326	(251)
Total	$67,287	$561	$(342)

	December 31, 2007
	Notional	Fair Value
	Amount	Gain	Loss
	(Dollars in Millions)

Derivatives Designated as Cash Flow Hedges:
Hedging business loans	$2,119	$20	$-
Hedging overnight and short-term funding	1,750	-	(14)
Hedging 3 Month LIBOR funding	2,934	-	(8)

Derivatives Designated as Fair Value Hedges:
Hedging long-term debt	8,300	148	(6)
Hedging municipal securities	446	-	(33)

Derivatives not designated as hedges	31,648	241	(167)
Total	$47,197	$409	$(228)

BB&T Corporation                     Page 62                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2008

Table 9-2
Derivative Financial Instruments

	September 30, 2008		December 31, 2007
		Estimated		Estimated
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
		(Dollars in Millions)

Receive fixed swaps (includes forward starting)	$23,715	$363	$14,890	$336
Pay fixed swaps (includes forward starting)	11,734	(162)	7,492	(171)
Other swaps	9,820	8	5,457	(10)
Caps, floors and collars	2,682	6	3,650	16
Foreign exchange contracts	354	(1)	227	-
Futures contracts	3,599	-	8,690	(3)
Treasury forwards	-	-	10	-
Interest rate lock commitments	2,073	(3)	1,203	2
Forward commitments	3,090	10	2,028	(10)
Swaptions	4,982	14	1,741	21
When-issued securities and forward rate agreements	5,062	(17)	1,703	-
Options on contracts purchased and sold	176	1	106	-
Total	$67,287	$219	$47,197	$181

Contractual Obligations, Commitments, Contingent Liabilities, Off-Balance Sheet Arrangements and Related Party Transactions

          BB&T uses a variety of financial instruments to meet the financial needs of its clients and reduce exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, options written, standby letters of credit and other financial guarantees, interest-rate caps, floors and collars, interest-rate swaps, swaptions, when-issued securities and forward and futures contracts. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2007 for discussion with respect to BB&T’s quantitative and qualitative disclosures about its fixed and determinable contractual obligations. Items disclosed in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2007 have not materially changed since that report was filed. A discussion of BB&T’s derivative financial instruments is included in the “Derivative Financial Instruments” section herein.

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

BB&T Corporation                     Page 63                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2008

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

          BB&T’s regulatory and tangible capital ratios for the last five calendar quarters are set forth in the following table.

Table 10
Capital Ratios

	2008			2007
	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Risk-based capital ratios:
Tier 1 capital	9.4%	8.9%	9.0%	9.1%	9.3%
Total capital	14.4	14.0	14.1	14.2	14.5
Tier 1 leverage ratio	7.6	7.2	7.3	7.2	7.3
Tangible capital ratio	5.8	5.7	5.6	5.7	5.7

BB&T Corporation                     Page 64                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2008

          The increase in BB&T’s leverage and risk-based capital ratios was primarily the result of the issuance of $450 million of Tier 1 qualifying trust preferred securities in September 2008.

Share Repurchase Activity

          BB&T has periodically repurchased shares of its own common stock. In accordance with North Carolina law, repurchased shares cannot be held as treasury stock, but revert to the status of authorized and unissued shares upon repurchase.

         On June 27, 2006, BB&T’s Board of Directors granted authority under a plan (the “2006 Plan”) for the repurchase of up to 50 million shares of BB&T’s common stock as needed for general corporate purposes. The 2006 Plan also authorizes the repurchase of the remaining shares from the previous authorization. The 2006 Plan remains in effect until all the authorized shares are repurchased unless modified by the Board of Directors. No shares were repurchased in connection with the 2006 Plan during the third quarter of 2008.

Table 11
Share Repurchase Activity

			2008
				Maximum Remaining
				Number of Shares
	Total	Average	Total Shares Purchased	Available for Repurchase
	Shares	Price Paid	Pursuant to	Pursuant to
	Repurchased (1)	Per Share (2)	Publicly-Announced Plan	Publicly-Announced Plan
			(Shares in Thousands)
July 1-31	2	$25.95	-	44,139
August 1-31	1	25.44	-	44,139
September 1-30	8	34.86	-	44,139
Total	11	$32.44	-	44,139

(1)	Repurchases reflect shares exchanged or surrendered in connection with the exercise of equity-based awards under BB&T's equity-based compensation plans.
(2)	Excludes commissions.

SEGMENT RESULTS

           BB&T’s operations are divided into seven reportable business segments: the Banking Network, Residential Mortgage Banking, Sales Finance, Specialized Lending, Insurance Services, Financial Services and Treasury. These operating segments have been identified based primarily on BB&T’s organizational structure. See Note 10 “Operating Segments” in the notes to the consolidated financial statements contained herein for additional disclosures related to BB&T’s reportable business segments. Fluctuations in noninterest income and noninterest expense incurred directly by the operating segments are more fully described in the sections titled “Noninterest Income” and “Noninterest Expense” of this discussion and analysis. The following table reflects the net income (loss) for each of BB&T’s operating segments for the nine month periods ended September 30, 2008 and 2007, respectively.

BB&T Corporation                     Page 65                Third Quarter 2008 10-Q

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Third Quarter 2008

Table 12
BB&T Corporation
Reportable Segments

	For the Nine Months Ended
	September 30, 2008	September 30, 2007
	(Dollars in Millions)

Banking Network	$1,186	$1,209
Residential Mortgage Banking	154	95
Sales Finance	28	25
Specialized Lending	22	59
Insurance Services	74	93
Financial Services	84	49
Treasury	135	(64)
All Other Segments	(7)	(9)
Parent/Reconciling Items	(462)	(134)
BB&T Corporation	$1,214	$1,323

           The $59 million increase in net income attributable to the Residential Mortgage Banking segment was due to the adoption of fair value accounting for the loans held for sale portfolio and increased net interest income from growth in mortgage loans held for investment. The decline of $37 million in the Specialized Lending segment was largely due to higher provision for loan and lease loss expense, as net losses in these portfolios were higher in the first nine months of 2008 compared to the same period last year. The decline of $19 million in the Insurance Services segment was largely due to a pre-tax gain of $19 million earned in the prior period on the sale of an insurance operation. The increase of $35 million in net income attributable to the Financial Services segment was primarily the result of strong performance from the corporate banking division, which focuses on meeting the financial needs of large commercial clients along with the management of BB&T’s client interest-rate derivatives program. The increase of $199 million in net income in the Treasury segment was a result of securities gains of $66 million earned in the current year compared to $4 million of losses in the same period last year. In addition, the Treasury segment benefited from the decline in short term rates, which reduced liability costs. The decrease of $328 million related to Parent/Reconciling items is largely due to the difference between the provision for credit losses that is recorded under generally accepted accounting principles and the provision for credit losses that is allocated to the business units.

BB&T Corporation                     Page 66                Third Quarter 2008 10-Q

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

Back to Index

BB&T Corporation                     Page 67                Third Quarter 2008 10-Q

Item 1A. Risk Factors

          There have been no material changes from the risk factors disclosed in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2007. In addition to the risk factors in our Annual Report on Form 10-K, you should carefully consider the following supplemental risk factors. These risks could materially affect our business, financial condition or future results, and are not the only risks we face. Additional risks and uncertainties not currently known to us or that we have deemed to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Back to Index

     Market developments may adversely affect BB&T’s industry, business and results of operations.

          Significant declines in the housing market in recent months, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by many financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. To date, BB&T has not experienced material asset write downs and has produced quarterly earnings during 2007 and 2008. However, during this time, BB&T has experienced significant challenges, credit quality has deteriorated, and net income and results of operations have been adversely impacted. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including other financial institutions. Although to date BB&T has performed relatively well during the current financial crisis as compared with peers and several of the largest financial institutions, BB&T is part of the financial system and a systemic lack of available credit, a lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect BB&T’s business, financial condition and results of operations.

     The capital and credit markets have experienced unprecedented levels of volatility.

          During 2008 the capital and credit markets experienced extended volatility and disruption. In the third quarter of 2008, the volatility and disruption reached unprecedented levels. In some cases, the markets produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. If these levels of market disruption and volatility continue, worsen or abate and then arise at a later date, BB&T’s ability to access capital could be materially impaired. BB&T’s inability to access the capital markets could constrain its ability to make new loans, to meet existing lending commitments and, ultimately, jeopardize its overall liquidity and capitalization.

          In response to financial conditions affecting the banking system and financial markets and the potential threats to the solvency of investment banks and other financial institutions, the U.S. government has taken unprecedented actions. These actions include the government assisted acquisition of Bear Stearns by JPMorgan Chase, the federal conservatorship of Fannie Mae and Freddie Mac, and the US Treasury’s plan to inject capital and to purchase mortgage loans and mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets or particular financial institutions. It should not be assumed that these governmental actions will necessarily benefit the financial markets in general, or BB&T in

BB&T Corporation                     Page 68                Third Quarter 2008 10-Q

particular. BB&T could also be adversely impacted if one or more of its direct competitors are beneficiaries of selective governmental interventions (such as FDIC assisted transactions) and BB&T does not receive comparable assistance. Further, one should not assume that the government will continue to intervene in the financial markets at all. One should be aware that governmental intervention (or the lack thereof) could materially and adversely affect BB&T’s business, financial condition and results of operations.

     The soundness of other financial institutions could adversely affect BB&T.

          Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. BB&T has exposure to many different industries and counterparties, and BB&T and certain of its subsidiaries routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose BB&T to credit risk in the event of default of our counterparty or client. In addition, BB&T’s credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. These types of losses could materially and adversely affect BB&T’s results of operations or earnings.

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

Back to Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          (a) As previously announced, on July 22, 2008, BB&T issued and sold 2,458,222 shares of its common stock, $5.00 par value per share, to its subsidiary, Branch Bank, in Branch Bank’s capacity as directed trustee for the BB&T Corporation Pension Plan Trust, which holds the assets of the BB&T Corporation Pension Plan, for total consideration of $52,876,353 The issuance and sale was exempt from registration under the Securities Act of 1933 as a nonpublic offering pursuant to Section 4(2) thereof.

          (c) Please refer to “Share Repurchase Activity” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section herein.

Back to Index

BB&T Corporation                     Page 69                Third Quarter 2008 10-Q

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

BB&T CORPORATION
(Registrant)

Date:	November 6, 2008	By: /s/ Christopher L. Henson
Christopher L. Henson, Senior Executive Vice
President and Chief Financial Officer

Date:	November 6, 2008	By: /s/ Edward D. Vest
Edward D. Vest, Executive Vice President
and Corporate Controller
(Principal Accounting Officer)

Back to Index

BB&T Corporation                     Page 70                Third Quarter 2008 10-Q

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

Back to Index

BB&T Corporation                     Page 71                Third Quarter 2008 10-Q