Form 10-K
period 2008-12-31
BB&T CORP
filed 2009-02-27
CIK 92230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended:

December 31, 2008

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act    YES ☐    NO ☑

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

At January 31, 2009, the Corporation had 559,298,182 shares of its Common Stock, $5 par value, outstanding. The aggregate market value of voting stock held by nonaffiliates of the Corporation is approximately $12.7 billion (based on the closing price of such stock as of June 30, 2008).

CROSS REFERENCE INDEX

*	For information regarding executive officers, refer to “Executive Officers of BB&T” in Part I hereof. The other information required by Item 10 is incorporated herein by reference to the information that appears under the headings “Proposal 1-Election of Directors”, “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

The information required by Item 11 is incorporated herein by reference to the information that appears under the headings “Compensation Discussion and Analysis”, “Compensation of Executive Officers”, “Compensation Committee Report on Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, and “Compensation of Directors” in the Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

The information required by Item 12 is incorporated herein by reference to the information that appears under the headings “Security Ownership”, “Compensation of Executive Officers” and “Equity Compensation Plan Information” in the Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

The information required by Item 13 is incorporated herein by reference to the information that appears under the headings “Corporate Governance Matters” and “Transactions with Executive Officers and Directors” in the Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

The information required by Item 14 is incorporated herein by reference to the information that appears under the headings “Fees to Auditors” and “Corporate Governance Matters” in the Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

OVERVIEW AND DESCRIPTION OF BUSINESS

General

BB&T Corporation (“BB&T”, “the Company” or “the Corporation”), is a financial holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its business operations primarily through its commercial bank subsidiary, Branch Banking and Trust Company (“Branch Bank”), which has offices in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Tennessee, Kentucky, Alabama, Florida, Indiana and Washington, D.C. In addition, BB&T’s operations consist of a federally chartered thrift institution, BB&T Financial, FSB (“BB&T FSB”), and several nonbank subsidiaries, which offer financial services products. Substantially all of the loans by BB&T’s subsidiaries are to businesses and individuals in these market areas.

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

Risk Factors Related to BB&T’s Business

Changes in national and local economic conditions could lead to higher loan charge-offs and reduce BB&T’s net income and growth.

BB&T’s business is subject to periodic fluctuations based on national and local economic conditions. These fluctuations are not predictable, cannot be controlled, and may have a material adverse impact on the Company’s operations and financial condition even if other favorable events occur. BB&T’s banking operations are locally oriented and community-based. Accordingly, the Company expects to continue to be dependent upon local business conditions as well as conditions in the local residential and commercial real estate markets it serves. For example, an increase in unemployment, a decrease in real estate values or increases in interest rates, as well as other factors, could weaken the economies of the communities BB&T serves. Weakness in BB&T’s market area could depress the Company’s earnings and consequently its financial condition because:

•	customers may not want or need BB&T’s products or services;

•	borrowers may not be able to repay their loans;

•	the value of the collateral securing loans to borrowers may decline; and

•	the quality of BB&T’s loan portfolio may decline.

Any of the latter three scenarios could require the Company to charge off a higher percentage of loans and/or increase provisions for credit losses, which would reduce the Company’s net income. For example, beginning in the third quarter of 2007 and continuing through 2008, BB&T experienced increasing credit deterioration due to ongoing challenges in the residential real estate markets. This period of credit deterioration combined with flat to declining real estate values resulted in increasing loan charge-offs and higher provisions for credit losses, which negatively impacted BB&T’s net income.

Weakness in the markets for residential or commercial real estate, including the secondary residential mortgage loan markets, could reduce BB&T’s net income and profitability.

Since 2007, softening residential housing markets, increasing delinquency and default rates, and increasingly volatile and constrained secondary credit markets have been affecting the mortgage industry generally. BB&T’s financial results have been adversely affected by changes in real estate values, primarily in Georgia, Florida and metro Washington, D.C. Decreases in real estate values have adversely affected the value of property used as collateral for loans and investments in BB&T’s portfolio. The poor economic conditions experienced in 2007 and 2008 resulted in decreased demand for real estate loans, and BB&T’s net income and profits have suffered as a result.

The declines in home prices in many markets across the U.S., including a number of markets in BB&T’s banking footprint (primarily Georgia, Florida and metro Washington, D.C.), along with the reduced availability of mortgage credit, has also resulted in increases in delinquencies and losses in BB&T’s portfolio of loans related to residential real estate, including its acquisition, development and construction loan portfolio. Further declines in home prices within BB&T’s banking footprint (including markets that to date have not experienced significant declines) coupled with a deepening economic recession and associated rises in unemployment levels could drive losses beyond the levels provided for in BB&T’s allowance for loan losses. In that event, BB&T’s earnings would be adversely affected.

Significant ongoing disruption in the secondary market for residential mortgage loans has limited the market for and liquidity of most mortgage loans other than conforming Fannie Mae, Freddie Mac and Ginnie Mae loans. The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales has resulted in price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans held and mortgage loan originations. Continued declines in real estate values and home sales volumes within BB&T’s banking footprint, and financial stress on borrowers as a result of job losses, or other factors, could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which would adversely affect BB&T’s financial condition and results of operations.

Market developments may adversely affect BB&T’s industry, business and results of operations.

Significant declines in the housing market in recent months, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by many financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. To date, BB&T has not experienced material asset write downs and it has produced quarterly earnings during 2007 and 2008, however, during this time BB&T has experienced significant challenges, its credit quality has deteriorated and its net income and results of operations have been adversely impacted. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including other financial institutions. Although to date BB&T has performed relatively well during the current financial crisis as compared with the Company’s peers and several of the largest financial institutions, BB&T is part of the financial system and a systemic lack of available credit, a lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect BB&T’s business, financial condition and results of operations.

The capital and credit markets have experienced unprecedented levels of volatility.

During 2008, the capital and credit markets experienced extended volatility and disruption. In the third quarter of 2008, the volatility and disruption reached unprecedented levels. In some cases, the markets produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. If these levels of market disruption and volatility continue, worsen or abate and then arise at a later date, BB&T’s ability to access capital could be materially impaired. BB&T’s inability to access the capital markets could constrain the Company’s ability to make new loans, to meet the Company’s existing lending commitments and, ultimately, jeopardize the Company’s overall liquidity and capitalization.

In response to financial conditions affecting the banking system and financial markets and the potential threats to the solvency of investment banks and other financial institutions, the U.S. government has taken unprecedented actions. These actions include the government assisted acquisition of Bear Stearns by JPMorgan Chase, the federal conservatorship of Fannie Mae and Freddie Mac, and the plan of the United States Department of the Treasury (the “Treasury Department”) to inject capital and to purchase mortgage loans and mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets or particular financial institutions. Investors should not assume that these governmental actions will necessarily benefit the financial markets in general, or BB&T in particular. BB&T could also be adversely impacted if one or more of its direct competitors are beneficiaries of selective governmental interventions (such as FDIC assisted transactions) and BB&T does not receive comparable assistance. Further, investors should not assume that the government will continue to intervene in the financial markets at all. Investors should be aware that governmental intervention (or the lack thereof) could materially and adversely affect BB&T’s business, financial condition and results of operations.

The soundness of other financial institutions could adversely affect BB&T.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. BB&T has exposure to many different industries and counterparties, and BB&T and certain of its subsidiaries routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose the Company to credit risk in the event of default of its counterparty or client. In addition, the Company’s credit risk may be exacerbated when the collateral held by it cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due BB&T. These types of losses could materially and adversely affect BB&T’s results of operations or earnings.

Changes in interest rates may have an adverse effect on BB&T’s profitability.

BB&T’s earnings and financial condition are dependent to a large degree upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest rate spreads, meaning the difference between interest rates earned on loans and investments and the interest rates paid on deposits and borrowings, could adversely affect BB&T’s earnings and financial condition. The Company cannot predict with certainty or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Federal Reserve Board, affect interest income and interest expense. The Company has ongoing policies and procedures designed to manage the risks associated with changes in market interest rates. However, changes in interest rates still may have an adverse effect on BB&T’s profitability. For example, high interest rates could adversely affect the Company’s mortgage banking business because higher interest rates could cause customers to apply for fewer mortgage refinancings or purchase mortgages.

Changes in banking laws could have a material adverse effect on BB&T.

BB&T is extensively regulated under federal and state banking laws and regulations that are intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole. In addition, the Company is subject to changes in federal and state laws as well as changes in banking and credit regulations, and governmental economic and monetary policies. BB&T cannot predict whether any of these changes may adversely and materially affect the Company. The current regulatory environment for financial institutions entails significant potential increases in compliance requirements and associated costs, including those related to consumer credit, with a focus on mortgage lending. For example, the North Carolina legislature has passed a number of bills that impose additional requirements, limitations and liabilities on mortgage loan brokers, originators and servicers. Generally, these enactments cover banks as well as state-licensed mortgage lenders. The legislatures of other states, such as Georgia, Maryland and South Carolina, may enact similar legislation in the future.

Federal and state banking regulators also possess broad powers to take supervisory actions as they deem appropriate. These supervisory actions may result in higher capital requirements, higher insurance premiums and limitations on BB&T’s activities that could have a material adverse effect on the Company’s business and profitability.

Legislative and regulatory actions taken now or in the future to address the current liquidity and credit crisis in the financial industry may significantly affect BB&T’s financial condition, results of operation, liquidity or stock price.

The Emergency Economic Stabilization Act of 2008 (the “EESA”), which established the Treasury Department’s Troubled Asset Relief Program (“TARP”), was enacted on October 3, 2008. As part of the TARP, the Treasury Department created the Capital Purchase Program (“CPP”), under which the Treasury Department will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) was enacted as a sweeping economic recovery package intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. There can be no assurance as to the actual impact that EESA or its programs, including the CPP, and ARRA or its programs, will have on the national economy or financial markets. The failure of these significant legislative measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect BB&T’s financial condition, results of operation, liquidity or stock price.

In addition, there have been numerous actions undertaken in connection with or following EESA and ARRA by the Federal Reserve Board, Congress, the Treasury Department, the FDIC, the SEC and others in efforts to address the current liquidity and credit crisis in the financial industry that followed the sub-prime mortgage market meltdown which began in late 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; a mandatory “stress test” requirement for banking institutions with assets in excess of $100 billion to analyze capital sufficiency and risk exposure; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to help stabilize the U.S. banking system. However, the EESA, the ARRA and any current or future legislative or regulatory initiatives may not have their desired effect, or may have an adverse effect when applied to BB&T.

BB&T may experience significant competition in its market area, which may reduce the Company’s customer base.

There is intense competition among commercial banks in BB&T’s market area. In addition, BB&T competes with other providers of financial services, such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, commercial finance and leasing companies, the mutual funds industry, full-service brokerage firms and discount brokerage firms, some of which are subject to less extensive regulations than BB&T is with respect to the products and services they provide. Some of BB&T’s larger competitors, including certain national banks that have a significant presence in BB&T’s market area, may have greater resources than BB&T, may have higher lending limits and may offer products and services not offered by BB&T.

BB&T also experiences competition from a variety of institutions outside of the Company’s market area. Some of these institutions conduct business primarily over the Internet and may thus be able to realize certain cost savings and offer products and services at more favorable rates and with greater convenience to the customer who can pay bills and transfer funds directly without going through a bank. This “disintermediation” could result in the loss of fee income, as well as the loss of customer deposits and income generated from those deposits. In addition, changes in consumer spending and saving habits could adversely affect BB&T’s operations, and the Company may be unable to timely develop competitive new products and services in response to these changes.

Maintaining or increasing BB&T’s market share may depend on lowering prices and market acceptance of new products and services.

BB&T’s success depends, in part, on its ability to adapt its products and services to evolving industry standards. There is increasing pressure to provide products and services at lower prices. Lower prices can reduce BB&T’s net interest margin and revenues from its fee-based products and services. In addition, the widespread adoption of new technologies, including internet services, could require the Company to make substantial expenditures to modify or adapt its existing products and services. Also, these and other capital investments in BB&T’s business may not produce expected growth in earnings anticipated at the time of the expenditure. The Company may not be successful in introducing new products and services, achieving market acceptance of its products and services, or developing and maintaining loyal customers.

Acts or threats of terrorism and political or military actions taken by the United States or other governments could adversely affect general economic or industry conditions.

Geopolitical conditions may affect BB&T’s earnings. Acts or threats of terrorism and political or military actions taken by the United States or other governments in response to terrorism, or similar activity, could adversely affect general economic or industry conditions.

Unpredictable catastrophic events could have a material adverse effect on BB&T.

The occurrence of catastrophic events such as hurricanes, tropical storms, earthquakes, pandemic disease, windstorms, floods, severe winter weather (including snow, freezing water, ice storms and blizzards), fires and other catastrophes could adversely affect BB&T’s consolidated financial condition or results of operations. Unpredictable natural and other disasters could have an adverse effect on the Company in that such events could materially disrupt its operations or the ability or willingness of its customers to access the financial services offered by BB&T. The Company’s property and casualty insurance operations also expose it to claims arising out of catastrophes. The incidence and severity of catastrophes are inherently unpredictable. Although the Company carries insurance to mitigate its exposure to certain catastrophic events, catastrophic events could nevertheless reduce BB&T’s earnings and cause volatility in its financial results for any fiscal quarter or year and have a material adverse effect on BB&T’s financial condition or results of operations.

BB&T faces significant operational risk.

BB&T is exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. Negative public opinion can result from BB&T’s actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect BB&T’s ability to attract and keep customers and can expose it to litigation and regulatory action.

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. BB&T’s necessary dependence upon automated systems to record and process its transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. BB&T also may be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (for example, computer viruses or electrical or telecommunications outages), which may give rise to disruption of service to customers and to financial loss or liability. BB&T is further exposed to the risk that its external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as is BB&T) and to the risk that BB&T’s (or its vendors’) business continuity and data security systems prove to be inadequate.

The Treasury Department’s investment in BB&T imposes restrictions and obligations limiting BB&T’s ability to increase dividends, repurchase common stock or preferred stock and access the equity capital markets.

In November 2008, BB&T issued preferred stock and a warrant to purchase common stock to the Treasury Department under the CPP. Prior to November 14, 2011, unless BB&T has redeemed all of the preferred stock, or the Treasury Department has transferred all of the preferred stock to a third party, the consent of the Treasury Department will be required for BB&T to, among other things, increase common stock dividends or effect repurchases of common stock or other preferred stock (with certain exceptions, including the repurchase of BB&T common stock to offset share dilution from equity-based employee compensation awards). BB&T has also granted registration rights to the Treasury Department pursuant to which BB&T has agreed to lock-up periods prior to and following the effective date of an underwritten offering of the preferred stock, the warrant or the underlying common stock held by the Treasury Department, during such time when BB&T would be unable to issue equity securities.

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

BB&T’s reported financial results depend on management’s selection of accounting methods and certain assumptions and estimates.

BB&T’s accounting policies and methods are fundamental to the methods by which the Company records and reports its financial condition and results of operations. The Company’s management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with generally accepted accounting principles and reflect management’s judgment of the most appropriate manner to report BB&T’s financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet may result in the Company reporting materially different results than would have been reported under a different alternative.

Certain accounting policies are critical to presenting BB&T’s financial condition and results. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include: the allowance for credit losses; the determination of fair value for financial instruments; the valuation of goodwill and other intangible assets; the accounting for pension and postretirement benefits and the accounting for income taxes. Because of the uncertainty of estimates involved in these matters, the Company may be required to do one or more of the following: significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the reserve provided; recognize significant impairment on its goodwill and other intangible asset balances; or significantly increase its accrued taxes liability.

BB&T’s business could suffer if it fails to attract and retain skilled people.

BB&T’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities in which the Company engages can be intense. As a result of BB&T’s participation in the CPP, BB&T is required to meet certain standards for executive compensation as set forth under the EESA, and related interim regulations. The recently enacted ARRA requires the Treasury Department to adopt additional standards with respect to executive compensation and governance that may impact certain of BB&T’s executive officers and employees. Such restrictions imposed as a result of the Treasury Department’s investment in BB&T, in addition to other competitive pressures, may have an adverse effect on the ability of BB&T to attract and retain skilled personnel, resulting in BB&T not being able to hire the best people or to retain them.

BB&T relies on other companies to provide key components of its business infrastructure.

Third party vendors provide key components of BB&T’s business infrastructure such as internet connections, network access and mutual fund distribution. While BB&T has selected these third party vendors carefully, its does not control their actions. Any problems caused by these third parties, including those which result from their failure to provide services for any reason or their poor performance of services, could adversely affect BB&T’s ability to deliver products and services to its customers and otherwise to conduct its business. Replacing these third party vendors could also entail significant delay and expense.

Significant litigation could have a material adverse effect on BB&T.

BB&T faces legal risks in its business, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. Substantial legal liability or significant regulatory action against BB&T may have material adverse financial effects or cause significant reputational harm to BB&T, which in turn could seriously harm BB&T’s business prospects.

BB&T faces systems failure risks as well as security risks, including “hacking” and “identity theft.”

The computer systems and network infrastructure BB&T and others use could be vulnerable to unforeseen problems. These problems may arise in both the Company’s internally developed systems and the systems of its third-party service providers. The Company’s operations are dependent upon its ability to protect computer equipment against damage from fire, power loss or telecommunication failure. Any damage or failure that causes an interruption in the Company’s operations could adversely affect BB&T’s business and financial results. In addition, the Company’s computer systems and network infrastructure present security risks, and could be susceptible to hacking or identity theft.

Differences in interpretation of tax laws and regulations may adversely impact BB&T’s financial statements.

Local, state or federal tax authorities may interpret tax laws and regulations differently than BB&T and challenge tax positions that BB&T has taken on its tax returns. This may result in the disallowance of deductions or credits, and/or differences in the timing of deductions and result in the payment of additional taxes, interest or penalties that could materially affect BB&T’s performance.

Changes in accounting standards could materially impact BB&T’s financial statements.

From time to time the Financial Accounting Standards Board (“FASB”) changes the financial accounting and reporting standards that govern the preparation of BB&T’s financial statements. These changes can be hard to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results, or a cumulative charge to retained earnings.

BB&T may not be able to successfully integrate bank or nonbank mergers and acquisitions.

Difficulties may arise in the integration of the business and operations of bank holding companies, banks and other nonbank entities BB&T acquires and, as a result, the Company may not be able to achieve the cost savings and synergies that it expects will result from such transactions. Achieving cost savings is dependent on consolidating certain operational and functional areas, eliminating duplicative positions and terminating certain agreements for outside services. Additional operational savings are dependent upon the integration of the acquired or merged entity’s businesses with BB&T or one of BB&T’s subsidiaries, the conversion of core operating systems, data systems and products and the standardization of business practices. Complications or difficulties in the conversion of the core operating systems, data systems and products may result in the loss of customers, damage to BB&T’s reputation within the financial services industry, operational problems, one-time costs currently not anticipated or reduced cost savings resulting from such mergers or acquisitions. Annual cost savings in each such transaction may be materially less than anticipated if the holding company, bank merger or nonbank merger or acquisition is delayed unexpectedly, the integration of operations is delayed beyond what is anticipated or the conversion to a single data system is not accomplished on a timely basis.

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

BB&T must generally receive federal and/or state regulatory approvals before it can acquire a bank or bank holding company. In determining whether to approve a proposed bank acquisition, bank regulators will consider, among other factors, the effect of the acquisition on competition, financial condition and future prospects including current and projected capital ratios and levels, the competence, experience and integrity of management and record of compliance with laws and regulations, the convenience and needs of the communities to be served, including the acquiring institution’s record of compliance under the Community Reinvestment Act and the effectiveness of the acquiring institution in combating money laundering activities. In addition, BB&T cannot be certain when or if, or on what terms and conditions, any required regulatory approvals will be granted. In specific cases the Company may be required to sell banks or branches, or take other actions as a condition to receiving regulatory approval.

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

Operating Subsidiaries

At December 31, 2008, the principal operating subsidiaries of BB&T included the following:

•	Branch Banking and Trust Company, Winston-Salem, North Carolina

•	BB&T Financial, FSB, Columbus, Georgia

•	Scott & Stringfellow, LLC, Richmond, Virginia

•	Regional Acceptance Corporation, Greenville, North Carolina

•	BB&T Asset Management, Inc., Raleigh, North Carolina

Branch Bank, BB&T’s largest subsidiary, was chartered in 1872 and is the oldest bank headquartered in North Carolina. Branch Bank provides a wide range of banking and trust services for retail and commercial clients in its geographic markets, including small and mid-size businesses, public agencies, local governments and individuals through 1,511 offices (as of December 31, 2008) located in North Carolina, South Carolina, Virginia, Maryland, Georgia, Kentucky, Florida, West Virginia, Tennessee, Washington D.C., Alabama and Indiana. Branch Bank’s principal operating subsidiaries include:

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

•

Lendmark Financial Services, Inc., located in Covington, Georgia, which offers alternative consumer loans to clients unable to meet Branch Bank’s normal credit and mortgage loan underwriting guidelines;

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

BB&T FSB is a federal savings bank. BB&T FSB provides services to clients throughout the United States and was formed to help improve the operating efficiency of certain business activities for subsidiaries which are national in scope. In addition to credit card lending, the following businesses operate as either subsidiaries or divisions of BB&T FSB:

•

Sheffield Financial (a division of BB&T FSB), which specializes in loans to individuals and small commercial lawn care businesses across the country for the purchase of outdoor power equipment and power sport equipment;

•	Liberty Mortgage Corporation, which originates mortgage loans through a network of mortgage originators (including mortgage brokers, community banks and mortgage banks), in a multi-state area; and

•	MidAmerica Gift Certificate Company, which specializes in the issuance and sale of retail gift certificates and giftcards through a nationwide network of authorized agents.

Major Nonbank Subsidiaries

BB&T also has a number of nonbank subsidiaries, including:

•

Scott & Stringfellow, LLC, which is a registered investment banking and full-service brokerage firm that provides services in retail brokerage, equity and debt underwriting, investment advice, corporate finance and equity research; and facilitates the origination, trading and distribution of fixed-income securities and equity products in both the public and private capital markets. It also has a public finance department that provides investment banking, financial advisory services and debt underwriting services to a variety of regional taxable and tax-exempt issuers. Scott & Stringfellow’s investment banking and corporate and public finance areas do business as BB&T Capital Markets;

•	Regional Acceptance Corporation, which specializes in indirect financing for consumer purchases of primarily mid-model and late-model used automobiles; and

•

BB&T Asset Management, Inc., a registered investment advisor and the advisor to the BB&T Funds, provides tailored investment management solutions to meet the specific needs and objectives of individual and institutional clients through a full range of investment strategies, including domestic and international equity, alternative investment products and strategies, and fixed income investing.

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

The following table reflects BB&T’s deposit market share and branch locations by state at December 31, 2008.

Table 1

BB&T Deposit Market Share and Branch Locations by State

December 31, 2008

	% of BB&T's Deposits (2)	Deposit Market Share Rank (2)	Number of Branches
Virginia (1)	25%	2nd	392
North Carolina (1)	26	2nd	360
Georgia	11	5th	162
Maryland	8	6th	129
South Carolina	8	3rd	117
Florida	5	11th	107
Kentucky	5	4th	91
West Virginia	6	1st	78
Tennessee	3	6th	58
Washington, D.C.	1	7th	12

(1)	Excludes home office deposits.
(2)	Source: FDIC.gov—data as of June 30, 2008.

In addition to the markets described in the table above, BB&T operates three branches in Alabama and two branches in Indiana. Please refer to Note 21 “Operating Segments” in the “Notes to Consolidated Financial Statements” for additional disclosures.

Executive Overview

Significant accomplishments in 2008

In the opinion of BB&T’s management, the Corporation’s most significant accomplishments during 2008 were as follows (amounts include the impact of acquisitions where applicable):

•	Superior performance relative to the industry

•	Average loans increased 8.2%

•	Average deposits increased 6.4%

•	Fee income increased 10.3%

•	Effective expense control

•	Asset quality remained healthier than peers

•	94,000 net new transaction deposit accounts were added

•	Households utilizing 5 or more BB&T services grew to 34%

•	The number of clients utilizing online banking services increased 21% to approximately three million

•	30 de novo branch locations were opened

•	Maintained superior service quality as measured by an independent survey company

•	Launched successful advertising campaign – Best Bank in Town Since 1872

•	Acquisitions of several nonbank financial services companies were completed

Challenges

BB&T’s business has become more dynamic and complex in recent years. Consequently, management has annually evaluated and, as necessary, adjusted the Corporation’s business strategy in the context of the current operating environment. During this process, management considers the current financial condition and performance of the Company and its expectations for future economic activity, both on a national and local market scale. The achievement of BB&T’s key strategic objectives and established long-term financial goals is subject to many uncertainties and challenges. In the opinion of management, the challenges that are most relevant and likely to have a near term impact on performance are presented below:

•	Downturn in the residential real estate market

•	Effectively managing through the credit cycle

•	Unprecedented disruption and significantly increased risk in financial markets

•	Cost and risk associated with the current heightened regulatory environment

•	Intense competition within the financial services industry

Competition

The financial services industry is highly competitive and dramatic change continues to occur in all aspects of the Company’s business. The ability of nonbank financial entities to provide services previously reserved for commercial banks has intensified competition. BB&T’s subsidiaries compete actively with national, regional and local financial services providers, including banks, thrifts, securities dealers, mortgage bankers, finance companies and insurance companies. Competition among providers of financial products and services continues to increase, with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives. The industry continues to consolidate, which affects competition by eliminating some regional and local institutions, while strengthening the franchises of acquirers. In addition, many financial services are experiencing significant challenges as a result of the economic crisis, resulting in bank and thrift failures and significant intervention from the U.S. Government. For additional information concerning markets, BB&T’s competitive position and business strategies, and recent government interventions see “Market Area”, “General Business Development” and “Regulatory Considerations” below.

Market Area

BB&T’s primary market area consists of North and South Carolina, Virginia, Maryland, Georgia, eastern Tennessee, West Virginia, Kentucky, Florida and Washington, D.C. This area’s employment base is diverse and primarily consists of manufacturing, general services, agricultural, wholesale/retail trade, technology and financial services. BB&T believes its current market area will support growth in assets and deposits in the future. Management strongly believes that BB&T’s community bank approach to providing client service is a competitive advantage that strengthens the Corporation’s ability to effectively provide financial products and services to businesses and individuals in its markets.

General Business Development

BB&T is a regional financial holding company. BB&T has maintained a long-term focus on a strategy that includes expanding and diversifying the BB&T franchise in terms of revenues, profitability and asset size. During the 1990’s and the first part of this decade, BB&T’s growth resulted largely from mergers and acquisitions as the economics of business combinations were compelling. Recently, BB&T has focused more on organic growth. Tangible evidence of this focus is the growth in average total assets, loans and deposits, which have increased over the last five years at compound annual rates of 9.9%, 10.5%, and 9.3%, respectively.

Merger Strategy

BB&T’s growth in business, profitability and market share has historically been enhanced by strategic mergers and acquisitions. Management intends to remain disciplined and focused with regard to future merger and acquisition opportunities. BB&T will continue to assess bank and thrift acquisitions subject to market conditions and suitable candidates, primarily within BB&T’s existing footprint, and will pursue economically advantageous acquisitions of insurance agencies, specialized lending businesses, and fee income generating financial services businesses. BB&T’s acquisition strategy is focused on three primary objectives:

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

BB&T completed acquisitions of 40 community banks and thrifts, 85 insurance agencies and 33 nonbank financial services providers over the last fifteen years. In the long-term, BB&T expects to continue to take advantage of the consolidation in the financial services industry and expand and enhance its franchise through mergers and acquisitions. The consideration paid for these acquisitions may be in the form of cash, debt or BB&T common stock. The amount of consideration paid to complete these transactions may be in excess of the book value of the underlying net assets acquired, which could have a dilutive effect on BB&T’s earnings. In addition, acquisitions often result in significant front-end charges against earnings; however, cost savings and revenue enhancements, especially incident to in-market bank and thrift acquisitions, are also typically anticipated.

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

Table 2

Composition of Loan and Lease Portfolio

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in millions)
Commercial, financial and agricultural loans	$17,131	$14,037	$10,848	$9,532	$8,824
Lease receivables	2,007	3,899	4,358	4,250	4,170
Real estate—construction and land development loans	20,065	19,474	17,553	11,942	8,601
Real estate—mortgage loans	46,772	44,687	42,219	41,539	39,257
Consumer loans	12,018	11,107	10,389	9,604	9,238

Total loans and leases held for investment	97,993	93,204	85,367	76,867	70,090
Less: unearned income	(748)	(2,297)	(2,456)	(2,473)	(2,540)

Net loans and leases held for investment	97,245	90,907	82,911	74,394	67,550
Loans held for sale	1,424	779	680	629	613

Total loans and leases	$98,669	$91,686	$83,591	$75,023	$68,163

BB&T’s loan portfolio is approximately 50% commercial and 50% retail by design, and is divided into six major categories—commercial, sales finance, revolving credit, direct retail, mortgage and specialized lending. BB&T lends to a diverse customer base that is substantially located within the Corporation’s primary market area. At the same time, the loan portfolio is geographically dispersed throughout BB&T’s branch network to mitigate concentration risk arising from local and regional economic downturns.

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

Commercial and small business loans are primarily originated through BB&T’s banking network. In accordance with the Corporation’s lending policy, each loan undergoes a detailed underwriting process, which incorporates BB&T’s underwriting approach, procedures and evaluations described above. In addition, Branch Bank has adopted an internal maximum credit exposure lending limit of $245 million for a “best grade” credit, which is considerably below Branch Bank’s maximum legal lending limit. Commercial loans are typically priced with an interest rate tied to market indices, such as the prime rate and the London Interbank Offered Rate (“LIBOR”), or a fixed-rate. Commercial loans are individually monitored and reviewed for any possible deterioration in the ability of the client to repay the loan. Approximately 92% of BB&T’s commercial loans are secured by real estate, business equipment, inventories and other types of collateral. BB&T’s commercial leases consist of investments in various types of leveraged lease transactions.

Sales Finance Loan Portfolio

The sales finance category primarily includes secured indirect installment loans to consumers for the purchase of new and used automobiles, boats and recreational vehicles. Such loans are originated through approved franchised and independent dealers throughout the BB&T market area. These loans are relatively homogenous and no single loan is individually significant in terms of its size and potential risk of loss. Sales finance loans are subject to the same rigorous lending policies and procedures as described above for commercial loans and are underwritten with note amounts and credit limits that ensure consistency with the Corporation’s risk philosophy. In addition to its normal underwriting due diligence, BB&T uses application systems and “scoring systems” to help underwrite and manage the credit risk in its sales finance portfolio. Also included in the sales finance category are commercial lines, serviced by the Sales Finance Department, to finance dealer wholesale inventory (“Floor Plan Lines”) for resale to consumers. Floor Plan Lines are underwritten by commercial loan officers in compliance with the same rigorous lending policies described above for commercial loans. In addition, Floor Plan Lines are subject to intensive monitoring and oversight to ensure quality and mitigate risk from fraud.

Revolving Credit Loan Portfolio

The revolving credit portfolio is comprised of the outstanding balances on credit cards and BB&T’s checking account overdraft protection product, Constant Credit. BB&T markets credit cards to its existing banking client base and does not solicit cardholders through nationwide programs or other forms of mass marketing. Such balances are generally unsecured and actively managed by BB&T FSB.

Direct Retail Loan Portfolio

The direct retail loan portfolio consists of a wide variety of loan products offered through BB&T’s banking network. Various types of secured and unsecured loans are marketed to qualifying existing clients and to other creditworthy candidates in BB&T’s market area. The vast majority of direct retail loans are secured by first or second liens on residential real estate, and include both closed-end home equity loans and revolving home equity lines of credit. Direct retail loans are subject to the same rigorous lending policies and procedures as described above for commercial loans and are underwritten with note amounts and credit limits that ensure consistency with the Corporation’s risk philosophy

Mortgage Loan Portfolio

BB&T is a large originator of residential mortgage loans, with originations in 2008 totaling $16.4 billion. Branch Bank offers various types of fixed- and adjustable-rate loans for the purpose of constructing, purchasing or refinancing residential properties. BB&T primarily originates conforming mortgage loans and higher quality jumbo and construction-to-permanent loans for owner-occupied properties. Conforming loans are loans that are underwritten in accordance with the underwriting standards set forth by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). They are generally collateralized by one-to-four-family residential real estate, have loan-to-collateral value ratios of 80% or less, and are made to borrowers in good credit standing.

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

Specialized Lending Portfolio

BB&T’s specialized lending portfolio consists of loans originated through six business units that provide specialty finance alternatives to consumers and businesses including: dealer-based financing of equipment for small businesses and consumers, commercial equipment leasing and finance, direct and indirect consumer finance, insurance premium finance, indirect subprime automobile finance, and full-service commercial mortgage banking. BB&T offers these services to bank clients as well as nonbank clients within and outside BB&T’s primary geographic market area.

BB&T’s specialized lending subsidiaries adhere to the same overall underwriting approach as the commercial and consumer lending portfolio and also utilize automated credit scoring to assist with underwriting the credit risk. The majority of these loans are relatively homogenous and no single loan is individually significant in terms of its size and potential risk of loss. The majority of the loans are secured by real estate, automobiles, equipment or unearned insurance premiums. As of December 31, 2008, included in the specialized lending portfolio are loans to subprime borrowers of approximately $2.7 billion, or 2.8% of the total BB&T loan and lease portfolio. Of these, approximately $380 million are residential real estate loans and included in the disclosures in Table 6 herein.

The following table presents BB&T’s total loan portfolio based upon the primary purpose of the loan, as discussed herein, rather than upon regulatory reporting classifications:

Table 3

Composition of Loan and Lease Portfolio Based on Loan Purpose

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in millions)
Loans and leases, net of unearned income:
Commercial loans	$49,727	$43,685	$39,580	$34,965	$31,968
Leveraged leases	753	1,185	1,720	1,650	1,576

Total commercial loans and leases	50,480	44,870	41,300	36,615	33,544

Sales finance	6,354	6,021	5,683	5,264	5,176
Revolving credit	1,777	1,618	1,414	1,347	1,277
Direct retail	15,454	15,691	15,312	14,453	13,585
Residential mortgage loans	17,091	17,467	15,596	13,971	11,715
Specialized lending	6,089	5,240	3,606	2,744	2,253

Total loans held for investment	97,245	90,907	82,911	74,394	67,550

Total loans held for sale	1,424	779	680	629	613

Total loans and leases	$98,669	$91,686	$83,591	$75,023	$68,163

The following table reflects the scheduled maturities of commercial, financial and agricultural loans, as well as real estate construction loans:

Table 4

Selected Loan Maturities and Interest Sensitivity (1)

	December 31, 2008
	Commercial, Financial and Agricultural	Real Estate: Construction	Total
	(Dollars in millions)
Fixed rate:
1 year or less (2)	$1,858	$931	$2,789
1-5 years	1,892	1,878	3,770
After 5 years	2,535	3,079	5,614

Total	6,285	5,888	12,173

Variable rate:
1 year or less (2)	6,665	8,452	15,117
1-5 years	3,301	4,462	7,763
After 5 years	880	1,263	2,143

Total	10,846	14,177	25,023

Total loans and leases (3)	$17,131	$20,065	$37,196

(1)	Balances include unearned income.
(2)	Includes loans due on demand.

(Dollars in millions)
(3) The above table excludes:
(i) consumer loans	$12,018
(ii) real estate mortgage loans	46,772
(iii) loans held for sale	1,424
(iv) lease receivables	2,007

Total	$62,221

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

In addition to the allowance for loan and lease losses, BB&T also estimates probable losses related to binding unfunded lending commitments. The methodology to determine such losses is inherently similar to the methodology used in calculating the allowance for commercial loans, adjusted for factors specific to binding commitments, including the probability of funding and exposure at funding. The reserve for unfunded lending commitments is included in accounts payable and other liabilities on the Consolidated Balance Sheets. Changes to the reserve for unfunded lending commitments are made by charges or credits to the provision for credit losses.

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

Reserves established pursuant to the provisions of SFAS No. 5 for collective impairment reflect an estimate of losses inherent in the loan and lease portfolios as of the balance sheet reporting date. Embedded loss estimates are based on current migration rates and current risk mix. Embedded loss estimates may be adjusted to reflect current economic conditions and current portfolio trends including credit quality, concentrations, aging of the portfolio, and significant policy and underwriting changes. In the commercial lending portfolio, each loan is assigned a “risk grade” at origination by the account officer and the assigned risk grade is subsequently reviewed and finalized through BB&T’s established loan review committee process. Loans are assigned risk grades based on an assessment of conditions that affect the borrower’s ability to meet contractual obligations under the loan agreement. This process includes reviewing borrowers’ financial information, historical payment experience, credit documentation, public information, and other information specific to each borrower. The established risk management regimen includes a review of all credit relationships with total credit exposure of $1 million or more on an annual basis or at any point management becomes aware of information affecting the borrower’s ability to fulfill their obligations. For small business and commercial clients where total credit exposure is less than $1 million, BB&T has developed an automated loan review system to identify and proactively manage accounts with a higher risk of loss. The “score” produced by this automated system is updated monthly. All of the loan portfolios grouped in the retail lending and specialized lending categories typically employ scoring models to segment credits into groups with homogenous risk characteristics. Scoring models are validated on a periodic basis in order to ensure reliable default rate information. This information is employed to evaluate the levels of risk associated with new production as well as to assess any risk migration in the existing portfolio.

A small portion of the Corporation’s allowance for loan and lease losses is not allocated to any specific category of loans. This unallocated portion of the allowance reflects management’s best estimate of the elements of imprecision and estimation risk inherent in the calculation of the overall allowance. Due to the subjectivity involved in determining the overall allowance, including the unallocated portion, the portion considered unallocated may fluctuate from period to period based on management’s evaluation of the factors affecting the assumptions used in calculating the allowance, including historical loss experience, current economic conditions, industry or borrower concentrations and the status of merged institutions. The allocated and unallocated portions of the allowance are available to absorb losses in any loan or lease category. Management evaluates the adequacy of the allowance for loan and lease losses based on the combined total of the allocated and unallocated components.

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

Table 5

Allocation of Allowance for Loan and Lease Losses by Category

	December 31,
	2008		2007		2006		2005		2004
	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in millions)
Balances at end of period applicable to:
Commercial loans and leases	$912	51.9%	$548	49.3%	$475	49.8%	$422	49.2%	$393	49.7%
Sales finance	55	6.5	58	6.6	58	6.9	65	7.1	87	7.7
Revolving credit	94	1.8	70	1.8	67	1.7	65	1.8	63	1.9
Direct retail	124	15.9	79	17.3	75	18.5	94	19.4	112	20.1
Residential mortgage loans	91	17.6	25	19.2	21	18.8	19	18.8	26	17.3
Specialized lending	238	6.3	171	5.8	139	4.3	110	3.7	81	3.3
Unallocated	60	—	53	—	53	—	50	—	43	—

Total	$1,574	100.0%	$1,004	100.0%	$888	100.0%	$825	100.0%	$805	100.0%

The following tables provide further details regarding BB&T’s commercial real estate lending, residential mortgage and consumer home equity portfolios as of December 31, 2008.

Table 6

Real Estate Lending Portfolio Credit Quality and Geographic Distribution

Commercial Real Estate Loan Portfolio (1)

	As of / For the Period Ended December 31, 2008
Residential Acquisition, Development, and Construction Loans (ADC)	Builder / Construction	Land / Land Development	Condos / Townhomes	Total ADC
	(Dollars in millions, except average loan and average client size)
Total loans outstanding	$2,905	$4,533	$543	$7,981
Average loan size (in thousands)	296	602	1,280	449
Average client size (in thousands)	851	1,357	3,262	1,149
Percentage of total loans	2.9%	4.6%	.6%	8.1%
Nonaccrual loans and leases as a percentage of category	7.87	5.48	4.24	6.27
Gross charge-offs as a percentage of category	1.20	2.07	3.22	1.83

	As of / For the Period Ended December 31, 2008
Residential Acquisition, Development, and Construction Loans (ADC) by State of Origination	Total Outstandings	Percentage of Total	Nonaccrual Loans and Leases	Nonaccrual as a Percentage of Outstandings	Gross Charge-Offs as a Percentage of Outstandings
	(Dollars in millions)
North Carolina	$2,926	36.7%	$127	4.35%	.19%
Georgia	1,364	17.1	133	9.77	5.49
Virginia	1,232	15.4	35	2.82	1.60
Florida	846	10.6	139	16.40	3.17
South Carolina	664	8.3	13	1.96	.25
Tennessee	258	3.2	13	4.94	1.73
Kentucky	224	2.8	28	12.56	.27
Washington, D.C.	219	2.7	6	2.87	3.15
West Virginia	140	1.8	6	4.29	1.01
Maryland	108	1.4	—	—	3.81

Total	$7,981	100.0%	$500	6.27	1.83

	As of / For the Period Ended December 31, 2008
Other Commercial Real Estate Loans (2)	Commercial Construction	Commercial Land / Development	Permanent Income Producing Properties	Total Other Commercial Real Estate
	(Dollars in millions, except average loan and average client size)
Total loans outstanding	$2,784	$2,607	$6,146	$11,537
Average loan size (in thousands)	1,370	794	360	515
Average client size (in thousands)	1,793	970	538	733
Percentage of total loans	2.8%	2.6%	6.2%	11.7%
Nonaccrual loans and leases as a percentage of category	.36	1.99	.80	.97
Gross charge-offs as a percentage of category	.15	.64	.13	.25

	As of / For the Period Ended December 31, 2008
Other Commercial Real Estate Loans by State of Origination	Total Outstandings	Percentage of Total	Nonaccrual Loans and Leases	Nonaccrual as a Percentage of Outstandings	Gross Charge-Offs as a Percentage of Outstandings
	(Dollars in millions)
North Carolina	$3,457	30.1%	$15.44%		.09%
Georgia	2,068	17.9	28	1.35	.36
Virginia	1,777	15.4	8.46		.06
South Carolina	900	7.8	9.94		.13
Florida	830	7.2	35	4.20	1.61
Washington, D.C.	674	5.8	—	.04	.04
Maryland	511	4.4	1.15		—
West Virginia	452	3.9	2.52		.03
Kentucky	426	3.7	9	2.12	.04
Tennessee	334	2.9	4	1.25	.70
Other	108.9		—	—	—

Total	$11,537	100.0%	$111.97		.25

NOTES: (1)	Commercial real estate loans (CRE) are defined as loans to finance non-owner occupied real property where the primary repayment source is the sale or rental/lease of the real property. Definition is based on internal classification.
(2)	Other CRE loans consist primarily of non-residential income producing CRE loans. C&I loans secured by real property are excluded.

Residential Mortgage Portfolio

	As of / For the Period Ended December 31, 2008
Mortgage Loans	Prime	ALT-A	Construction/ Permanent	Subprime (1)
	(Dollars in millions, except average loan size)
Total loans outstanding	$12,103	$3,193	$1,538	$637
Average loan size (in thousands)	195	329	335	69
Average credit score	721	735	735	590
Percentage of total loans	12.3%	3.2%	1.6%	.6%
Percentage that are first mortgages	99.7	99.7	98.9	83.1
Average loan to value	74.6	67.5	77.8	75.3
Nonaccrual loans and leases as a percentage of category	1.51	3.08	4.99	4.70
Gross charge-offs as a percentage of category	.41	.70	.87	2.19

	As of / For the Period Ended December 31, 2008
Residential Mortgage Loans by State	Total Mortgages Outstanding (1)	Percentage of Total	Nonaccrual as a Percentage of Outstandings	Gross Charge-Offs as a Percentage of Outstandings
	(Dollars in millions)
North Carolina	$4,315	24.7%	.99%	.09%
Virginia	3,534	20.2	1.81	.41
Florida	2,589	14.8	5.78	1.97
Maryland	1,833	10.5	1.24	.42
Georgia	1,613	9.2	3.21	.71
South Carolina	1,609	9.2	1.76	.23
West Virginia	380	2.2	.89	.17
Kentucky	362	2.1	.67	.33
Tennessee	257	1.5	1.16	.21
Washington, D.C.	195	1.1	1.13	.02
Other	784	4.5	2.26	.60

Total	$17,471	100.0%	2.22	.57

Home Equity Portfolio (2)

	As of / For the Period Ended December 31, 2008
Home Equity Loans & Lines	Home Equity Loans	Home Equity Lines
	(Dollars in millions)
Total loans outstanding	$8,878	$5,497
Average loan size (in thousands) (3)	48	36
Average credit score	725	759
Percentage of total loans	9.0%	5.6%
Percentage that are first mortgages	77.2	24.3
Average loan to value	67.4	66.7
Nonaccrual loans and leases as a percentage of category	.79	.28
Gross charge-offs as a percentage of category	.61	.88

	As of / For the Period Ended December 31, 2008
Home Equity Loans and Lines by State	Total Home Equity Loans and Lines Outstanding	Percentage of Total	Nonaccrual as a Percentage of Outstandings	Gross Charge-Offs as a Percentage of Outstandings
	(Dollars in millions)
North Carolina	$4,992	34.7%	.54%	.29%
Virginia	3,232	22.5	.30	.83
South Carolina	1,407	9.8	1.03	.50
Georgia	1,158	8.1	.66	1.19
West Virginia	863	6.0	.34	.31
Maryland	861	6.0	.27	.68
Florida	721	5.0	1.69	3.51
Kentucky	605	4.2	.73	.35
Tennessee	425	3.0	.96	.21
Washington, D.C.	90.6		1.13	3.89
Other	21.1		.35	.27

Total	$14,375	100.0%	.60	.71

NOTES: (1)	Includes $380 million in loans originated by Lendmark Financial Services, which are disclosed as a part of the specialized lending category, and excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase.
(2)	Home Equity portfolio is a component of direct retail loans and originated through the BB&T branching network.
(3)	Home equity lines without an outstanding balance are excluded from this calculation.

Investment Activities

Investment securities represent a significant portion of BB&T’s assets. Branch Bank invests in securities as allowable under bank regulations. These securities include obligations of the U.S. Treasury, U.S. government agencies, U.S. government sponsored entities, including mortgage-backed securities, bank eligible obligations of any state or political subdivision, privately-issued mortgage-backed securities, structured notes, bank eligible corporate obligations, including corporate debentures, commercial paper, negotiable certificates of deposit, bankers acceptances, mutual funds and limited types of equity securities. Branch Bank also may deal in securities subject to the provisions of the Gramm-Leach-Bliley Act. Scott & Stringfellow, LLC, BB&T’s full-service brokerage and investment banking subsidiary, engages in the underwriting, trading and sales of equity and debt securities subject to the risk management policies of the Corporation.

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

Deposits

Deposits are attracted principally from clients within BB&T’s branch network through the offering of a broad selection of deposit instruments to individuals and businesses, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money rate savings accounts, investor deposit accounts, certificates of deposit and individual retirement accounts. Deposit account terms vary with respect to the minimum balance required, the time period the funds must remain on deposit and service charge schedules. Interest rates paid on specific deposit types are determined based on (i) the interest rates offered by competitors, (ii) the anticipated amount and timing of funding needs, (iii) the availability and cost of alternative sources of funding, and (iv) the anticipated future economic conditions and interest rates. Client deposits are attractive sources of funding because of their stability and relative cost. Deposits are regarded as an important part of the overall client relationship and provide opportunities to cross-sell other BB&T services. In addition, BB&T gathers a portion of its deposit base through wholesale funding products, which include negotiable certificates of deposit and Eurodollar deposits through the use of a Cayman branch facility. At December 31, 2008, these sources of deposits represented approximately 15% of BB&T’s total deposits.

The following table provides information regarding the scheduled maturities of time deposits that are $100,000 and greater at December 31, 2008:

Table 7

Scheduled Maturities of Time Deposits $100,000 and Greater

December 31, 2008

(Dollars in millions)

Maturity Schedule
Three months or less	$4,992
Over three through six months	2,486
Over six through twelve months	4,366
Over twelve months	4,429

Total	$16,273

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

Employees

At December 31, 2008, BB&T had approximately 29,600 full-time equivalent employees compared to approximately 29,400 full-time equivalent employees at December 31, 2007.

Properties

BB&T and its significant subsidiaries occupy headquarter offices that are either owned or operated under long-term leases. BB&T also owns free-standing operations centers, with its primary operations and information technology center located in Wilson, North Carolina. BB&T also owns or leases significant office space used as the Corporation’s headquarters in Winston-Salem, North Carolina. At December 31, 2008, Branch Bank operated 1,511 branch offices in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Tennessee, Kentucky, Alabama, Florida, Indiana and Washington, D.C. BB&T also operates numerous insurance agencies and other businesses that occupy facilities. Office locations are either owned or leased. Management believes that the premises occupied by BB&T and its subsidiaries are well-located and suitably equipped to serve as financial services facilities. See Note 6 “Premises and Equipment” in the “Notes to Consolidated Financial Statements” in this report for additional disclosures related to BB&T’s properties and other fixed assets.

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

Executive Officers of BB&T

The following table lists the members of BB&T’s executive management team:

Executive Officer	Recent Work Experience	Years of Service	Age

Kelly S. King President and Chief Executive Officer	President and Chief Executive Officer since January 2009. Chief Operating Officer between June 2004 and December 2008.	37	60

Christopher L. Henson Chief Operating Officer	Chief Operating Officer since January 2009. Chief Financial Officer between July 2005 and December 2008. Assistant Chief Financial Officer between July 2004 and June 2005.	24	47

Daryl N. Bible Senior Executive Vice President and Chief Financial Officer	Chief Financial Officer since January 2009. Assistant Chief Financial Officer between January 2008 and December 2008. Employed by U.S Bancorp for 24 years, serving as Treasurer for the last 10 years.	1	47

Ricky K. Brown Senior Executive Vice President and Banking Network Manager	Banking Network Manager since July 2004.	32	53

Barbara F. Duck Senior Executive Vice President and Electronic Delivery Channels Manager	Electronic Delivery Channels Manager since July 2006. Risk Manager between June 2004 and June 2006.	21	42

Donna C. Goodrich Senior Executive Vice President and Deposit Services Manager	Deposit Services Manager since February 2005.	23	46

Robert E. Greene Senior Executive Vice President and Risk Management and Administrative Group Manager	Risk Management and Administrative Group Manager since July 2006. Administrative Group Manager between August 2001 and June 2006.	36	58

Clarke R. Starnes III Senior Executive Vice President and Chief Credit Officer	Chief Credit Officer since September 2008. Specialized Lending Manager between January 2000 and August 2008.	27	49

Steven B. Wiggs Senior Executive Vice President and Chief Marketing Officer	Chief Marketing Officer since February 2005. Director of Wealth Management between August 2003 and January 2005.	30	51

C. Leon Wilson Senior Executive Vice President and Operations Division Manager	Operations Division Manager since February 2000.	32	53

PERFORMANCE GRAPH

Set forth below is a graph comparing the total returns (assuming reinvestment of dividends) of BB&T Common Stock, the S&P 500 Index, and an Industry Peer Group Index. The graph assumes $100 invested on December 31, 2003 in BB&T Common Stock and in each of the indices. In 2008, the financial holding companies in the Industry Peer Group Index (the “Peer Group”) were Comerica Incorporated, Fifth-Third Bancorp, Huntington Bancshares, Incorporated, KeyCorp, M&T Bank Corporation, Marshall & Ilsley Corporation, PNC Financial Services Group, Inc., Popular, Incorporated, Regions Financial Corporation, SunTrust Banks, Inc., U.S. Bancorp and Zions Bancorporation. The Peer Group consists of bank holding companies with assets between approximately $38.9 billion and $291.1 billion.

*	$ 100 invested on 12/31/03 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	Cumulative Total Return
	12/03	12/04	12/05	12/06	12/07	12/08
BB&T CORPORATION	$100.00	$112.86	$116.70	$127.11	$92.62	$88.63
S&P 500	100.00	110.88	116.32	134.69	142.09	89.68
BB&T’s PEER GROUP	100.00	107.39	105.63	124.53	96.06	60.28

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

General

As a bank holding company and a financial holding company under federal law, BB&T is subject to regulation under the Bank Holding Company Act of 1956, as amended, (the “BHCA”) and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Branch Bank and BB&T FSB are collectively referred to herein as the “Banks.” Branch Bank, a state-chartered commercial bank, is subject to regulation, supervision and examination by the North Carolina Commissioner of Banks. BB&T FSB, a federally chartered thrift institution, is subject to regulation, supervision and examination by the Office of Thrift Supervision (“OTS”). Each of the Banks also is subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the “FDIC”).

State and federal law govern the activities in which the Banks engage, the investments they make and the aggregate amount of loans that may be granted to one borrower, although BB&T FSB is entitled to federal preemption of various state laws. Various consumer and compliance laws and regulations also affect the Banks’ operations. The Banks also are affected by the actions of the Federal Reserve Board as it attempts to control the monetary supply and credit availability in order to influence the economy.

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

The earnings of BB&T’s subsidiaries, and therefore the earnings of BB&T, are affected by general economic conditions, management policies, changes in state and federal laws and regulations and actions of various regulatory authorities, including those referred to above. Proposals to change the laws and regulations to which BB&T and its subsidiaries are subject are frequently introduced at both the federal and state levels. The likelihood and timing of any such changes and the impact such changes may have on BB&T and its subsidiaries are impossible to determine with any certainty. The description herein summarizes the significant state and federal laws to which BB&T and the Banks currently are subject. To the extent statutory or regulatory provisions are described, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions.

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

Most of the financial activities that are permissible for financial holding companies also are permissible for a “financial subsidiary” of one or more of the Banks, except for insurance underwriting, insurance company portfolio investments, real estate investments and development, and merchant banking, which must be conducted in a financial holding company. In order for these financial activities to be engaged in by a financial subsidiary of a bank, federal law requires the parent bank (and its sister-bank affiliates) to be well-capitalized and well-managed; the aggregate consolidated assets of all of that bank’s financial subsidiaries may not exceed the lesser of 45% of its consolidated total assets or $50 billion; the bank must have at least a satisfactory CRA rating; and, if that bank is one of the 100 largest national banks, it must meet certain financial rating or other comparable requirements.

Current federal law also establishes a system of functional regulation under which the Federal Reserve Board is the umbrella regulator for bank holding companies, but bank holding company affiliates are to be principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the OTS for thrifts, the SEC for securities affiliates and state insurance regulators for insurance affiliates. Certain specific activities, including traditional bank trust and fiduciary activities, may be conducted in the bank without the bank being deemed a “broker” or a “dealer” in securities for purposes of functional regulation. Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in certain identifiable areas.

Office of Thrift Supervision Regulation

As a federally chartered thrift, BB&T FSB is subject to regulation, supervision and examination by the OTS. In connection with the charter conversion of BB&T FSB, Sheffield Financial, LLC and MidAmerica Gift Certificate Company, which were previously direct operating subsidiaries of BB&T, became divisions or subsidiaries of BB&T FSB. In addition, Liberty Mortgage Corporation, formerly a subsidiary of Branch Bank, was reorganized as a subsidiary of BB&T FSB. These organizational structure changes were made to optimize the operating efficiency of these divisions or subsidiaries and have no impact on BB&T’s reportable segments.

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

There also are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance fund in the event the depository institution is insolvent or is in danger of becoming insolvent. For example, under requirements of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit financial resources to support such institutions in circumstances where it might not do so otherwise. In addition, the “cross-guarantee” provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the DIF as a result of the insolvency of commonly controlled insured depository institutions or for any assistance provided by the FDIC to commonly controlled insured depository institutions in danger of failure. The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the DIF. The FDIC’s claim for reimbursement under the cross guarantee provisions is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and nonaffiliated holders of subordinated debt of the commonly controlled insured depository institution.

Federal and state banking regulators also have broad enforcement powers over the Banks, including the power to impose fines and other civil and criminal penalties, and to appoint a conservator (with the approval of the Governor in the case of a North Carolina state bank) in order to conserve the assets of any such institution for the benefit of depositors and other creditors. The North Carolina Commissioner of Banks also has the authority to take possession of a North Carolina state bank in certain circumstances, including, among other things, when it appears that such bank has violated its charter or any applicable laws, is conducting its business in an unauthorized or unsafe manner, is in an unsafe or unsound condition to transact its business or has an impairment of its capital stock.

Payment of Dividends

BB&T is a legal entity separate and distinct from its subsidiaries. The majority of BB&T’s revenue is from dividends paid to BB&T by Branch Bank. The Banks are subject to laws and regulations that limit the amount of dividends they can pay. In addition, BB&T and the Banks are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums, and to remain “well-capitalized” under the prompt corrective action regulations summarized elsewhere in this section. Federal banking regulators have indicated that banking organizations should generally pay dividends only if (1) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (2) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. North Carolina law states that, subject to certain capital requirements, the board of directors of a bank chartered under the laws of North Carolina may declare a dividend of as much of that bank’s undivided profits as the directors deem expedient. BB&T does not expect that these laws, regulations or policies will materially affect the ability of Branch Bank to pay dividends.

Capital

Each of the federal banking agencies, including the Federal Reserve Board, the FDIC and the OTS, has issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise, including bank holding companies and banks. Under the risk-based capital requirements, BB&T and the Banks are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of common shareholders’ equity excluding the over- or underfunded status of postretirement benefit obligations, unrealized gains or losses on debt securities available for sale, unrealized gains on equity securities available for sale and unrealized gains or losses on cash flow hedges, net of deferred income taxes; plus certain mandatorily redeemable capital securities; less nonqualifying intangible assets net of applicable deferred income taxes and certain nonfinancial equity investments. This is called “Tier 1 capital.” The remainder may consist of qualifying subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the allowance for credit losses. This is called “Tier 2 capital.” Tier 1 capital and Tier 2 capital combined are referred to as total regulatory capital.

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

Each of the federal bank regulatory agencies, including the Federal Reserve Board, the FDIC and the OTS, also has established minimum leverage capital requirements for banking organizations. These requirements provide that banking organizations that meet certain criteria, including excellent asset quality, high liquidity, low interest rate exposure and good earnings, and that have received the highest regulatory rating must maintain a ratio of Tier 1 capital to total adjusted average assets of at least 3%. Institutions not meeting these criteria, as well as institutions with supervisory, financial or operational weaknesses, are expected to maintain a minimum Tier 1 capital to total adjusted average assets ratio at least 100 basis points above that stated minimum. Holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve Board also continues to consider a “tangible Tier 1 capital leverage ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activity.

In addition, the Federal Reserve Board, the FDIC and the OTS all have adopted risk-based capital standards that explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by each agency in assessing an institution’s overall capital adequacy. The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization’s capital adequacy. The agencies also require banks and bank holding companies to adjust their regulatory capital to take into consideration the risk associated with certain recourse obligations, direct credit subsidies, residual interest and other positions in securitized transactions that expose banking organizations to credit risk.

The ratios of Tier 1 capital, total capital to risk-adjusted assets, and leverage capital of BB&T, Branch Bank and BB&T FSB as of December 31, 2008, are shown in the following table.

Table 8

Capital Adequacy Ratios of BB&T Corporation and Banks

December 31, 2008

	Regulatory Minimums	Regulatory Minimums to be Well- Capitalized	BB&T	Branch Bank	BB&T FSB
Risk-based capital ratios:
Tier 1 capital	4.0%	6.0%	12.3%	10.8%	14.4%
Total risk-based capital	8.0	10.0	17.4	13.6	15.7
Tier 1 leverage ratio	3.0	5.0	9.9	8.7	13.8

The federal banking agencies, including the Federal Reserve Board, the FDIC and the OTS, are required to take “prompt corrective action” in respect of depository institutions and their bank holding companies that do not meet minimum capital requirements. The law establishes five capital categories for insured depository institutions for this purpose: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” To be considered “well-capitalized” under these standards, an institution must maintain a total risk-based capital ratio of 10% or greater; a Tier 1 risk-based capital ratio of 6% or greater; a leverage capital ratio of 5% or greater; and must not be subject to any order or written directive to meet and maintain a specific capital level for any capital measure. BB&T, Branch Bank and BB&T FSB are all classified as “well-capitalized.” Federal law also requires the bank regulatory agencies to implement systems for “prompt corrective action” for institutions that fail to meet minimum capital requirements within the five capital categories, with progressively more severe restrictions on operations, management and capital distributions according to the category in which an institution is placed. Failure to meet capital requirements also may cause an institution to be directed to raise additional capital. Federal law also mandates that the agencies adopt safety and soundness standards relating generally to operations and management, asset quality and executive compensation, and authorizes administrative action against an institution that fails to meet such standards.

In addition to the “prompt corrective action” directives, failure to meet capital guidelines may subject a banking organization to a variety of other enforcement remedies, including additional substantial restrictions on its operations and activities, termination of deposit insurance by the FDIC and, under certain conditions, the appointment of a conservator or receiver.

Deposit Insurance Assessments

The deposits of the Banks are insured by the DIF of the FDIC up to the limits set forth under applicable law and are subject to the deposit insurance premium assessments of the DIF. The FDIC imposes a risk-based deposit premium assessment system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings. On December 16, 2008, the FDIC adopted a final rule increasing risk-based assessment rates uniformly by 7 basis points, on an annual basis, for the first quarter of 2009. Currently, banks pay between 5 and 43 basis points of their domestic deposits for FDIC insurance. Under the final rule, risk-based rates would range between 12 and 50 basis points (annualized) for the first quarter 2009 assessment, depending on the insured institution’s risk category as described above. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. The FDIC has published guidelines under the Reform Act on the adjustment of assessment rates for certain institutions. Under the current system, premiums are assessed quarterly. The Reform Act also provides for a one-time premium assessment credit for eligible insured depository institutions, including those institutions in existence and paying deposit insurance premiums on December 31, 1996, or certain successors to any such institution. The assessment credit is determined based on the eligible institution’s deposits at December 31, 1996 and is applied automatically to reduce the institution’s quarterly premium assessments to the maximum extent allowed, until the credit is exhausted. In addition, insured deposits have been required to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation (“FICO”) to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation.

On February 27, 2009, the FDIC adopted an interim rule, with request for comment, which would institute a one-time special assessment of 20 cents per $100 of domestic deposits on FDIC insured institutions. If approved, BB&T estimates that the assessment would total approximately $175 million. The assessment would be payable on September 30, 2009.

Consumer Protection Laws

In connection with their lending and leasing activities, each of the Banks is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and their respective state law counterparts. BB&T FSB is entitled to federal preemption under the Home Owners Loan Act and OTS regulations of certain state laws.

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

The CRA requires the Banks’ primary federal bank regulatory agency, the FDIC for Branch Bank and the OTS for BB&T FSB, to assess the bank’s record in meeting the credit needs of the communities served by each Bank, including low- and moderate-income neighborhoods and persons. Institutions are assigned one of four ratings: “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” This assessment is reviewed for any bank that applies to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch office. The CRA record of each subsidiary bank of a financial holding company, such as BB&T, also is assessed by the Federal Reserve Board in connection with any acquisition or merger application.

USA Patriot Act

The USA Patriot Act of 2001 (the “Patriot Act”) contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. The Patriot Act includes the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “IMLAFA”). The IMLAFA requires such financial institutions to implement policies and procedures to combat money laundering and the financing of terrorism and grants the Secretary of the Treasury Department (the “Secretary”) broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations. In addition, the Patriot Act requires the federal bank regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions. The Treasury Department has issued a number of regulations implementing the Patriot Act, which impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. The obligations of financial institutions under the Patriot Act have increased, and may continue to increase. The increase in obligations of financial institutions has resulted in increased costs for BB&T, which may continue to rise, and also may subject BB&T to additional liability. As noted above, enforcement and compliance-related activities by government agencies has increased. Compliance with the Patriot Act, and in particular the IMLAFA, are among the areas receiving focus from bank regulators conducting examinations and this can be expected to continue.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 comprehensively revised the laws affecting corporate governance, accounting obligations and corporate reporting for companies, such as BB&T, with equity or debt securities registered under the Securities Exchange Act of 1934, as amended. In particular, the Sarbanes-Oxley Act established: (1) new requirements for audit committees, including independence, expertise, and responsibilities; (2) new certification responsibilities for the Chief Executive Officer and Chief Financial Officer with respect to the Company’s financial statements; (3) new standards for auditors and regulation of audits; (4) increased disclosure and reporting obligations for reporting companies and their directors and executive officers; and (5) new and increased civil and criminal penalties for violation of the federal securities laws.

Emergency Economic Stabilization Act of 2008

In response to recent unprecedented market turmoil, the EESA was enacted on October 3, 2008. EESA authorizes the Secretary to purchase or guarantee up to $700 billion in troubled assets from financial institutions under the TARP. Pursuant to authority granted under EESA, the Secretary has created the TARP CPP under which the Treasury Department will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. Qualifying financial institutions may issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets.

Institutions participating in the TARP or CPP are required to issue warrants for common or preferred stock or senior debt to the Secretary. If an institution participates in the CPP or if the Secretary acquires a meaningful equity or debt position in the institution as a result of TARP participation, the institution is required to meet certain standards for executive compensation and corporate governance, including a prohibition against incentives to take unnecessary and excessive risks, recovery of bonuses paid to senior executives based on materially inaccurate earnings or other statements and a prohibition against agreements for the payment of golden parachutes. Institutions that sell more than $300 million in assets under TARP auctions or participate in the CPP will not be entitled to a tax deduction for compensation in excess of $500,000 paid to its chief executive or chief financial official or any of its other three most highly compensated officers. In addition, any severance paid to such officers for involuntary termination or termination in connection with a bankruptcy or receivership will be subject to the golden parachute rules under the Internal Revenue Code. Additional standards with respect to executive compensation and corporate governance for institutions that have participated or will participate in the TARP (including the CPP) were enacted as part of the ARRA, described below.

CPP Participation

On November 14, 2008, BB&T entered into a Letter Agreement (the “Purchase Agreement”) with the Treasury Department under the CPP, pursuant to which BB&T agreed to issue 3,133.64 shares of BB&T’s Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), having a liquidation amount per share equal to $1 million, for a total price of $3.1 billion. The Series C Preferred Stock is to pay cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. BB&T may not redeem the Series C Preferred Stock during the first three years except with the proceeds from a “qualified equity offering” (as defined in BB&T’s articles of incorporation). However, under the ARRA, BB&T may redeem the Series C Preferred Stock without a “qualified equity offering”, subject to the approval of its primary federal regulator. After three years, BB&T may, at its option, redeem the Series C Preferred Stock at par value plus accrued and unpaid dividends. The Series C Preferred Stock is generally non-voting, but does have the right to vote as a class on the issuance of any preferred stock ranking senior, any change in its terms or any merger, exchange or similar transaction that would adversely affect its rights. The holder(s) of Series C Preferred Stock also have the right to elect two directors if dividends have not been paid for six periods.

As part of its purchase of the Series C Preferred Stock, the Treasury Department received a warrant (the “Warrant”) to purchase 13.9 million shares of BB&T’s common stock at an initial per share exercise price of $33.81. The Warrant provides for the adjustment of the exercise price and the number of shares of BB&T’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of BB&T’s common stock, and upon certain issuances of BB&T’s common stock at or below a specified price relative to the initial exercise price. The Warrant expires ten years from the issuance date. If, on or prior to December 31, 2009, BB&T receives aggregate gross cash proceeds of not less than $3.1 billion from “qualified equity offerings” announced after October 13, 2008, the number of shares of common stock issuable pursuant to the Treasury Department’s exercise of the Warrant will be reduced by one-half of the original number of shares, taking into account all adjustments, underlying the Warrant. Pursuant to the Purchase Agreement, the Treasury Department has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant. Under the ARRA, the Warrant would be liquidated upon the redemption by BB&T of the Series C Preferred Stock.

Both the Series C Preferred Stock and the Warrant will be accounted for as components of Tier 1 capital.

Prior to November 14, 2011, unless BB&T has redeemed the Series C Preferred Stock or the Treasury Department has transferred the Series C Preferred Stock to a third party, the consent of the Treasury Department will be required for BB&T to (1) declare or pay any dividend or make any distribution on its common stock (other than regular quarterly cash dividends of not more than $0.47 per share of common stock) or (2) redeem, purchase or acquire any shares of its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement.

American Recovery and Reinvestment Act of 2009

The ARRA was enacted on February 17, 2009. The ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, the ARRA imposes certain new executive compensation and corporate governance obligations on all current and future TARP recipients, including BB&T, until the institution has redeemed the preferred stock, which TARP recipients are now permitted to do under the ARRA without regard to the three year holding period and without the need to raise new capital, subject to approval of its primary federal regulator. The executive compensation restrictions under the ARRA (described below) are more stringent than those currently in effect under the CPP, but it is yet unclear how these executive compensation standards will relate to the similar standards recently announced by the Treasury Department, or whether the standards will be considered effective immediately or only after implementing regulations are issued by the Treasury Department.

The ARRA amends Section 111 of the EESA to require the Secretary to adopt additional standards with respect to executive compensation and corporate governance for TARP recipients (including BB&T). The standards required to be established by the Secretary include, in part, (1) prohibitions on making golden parachute payments to senior executive officers and the next 5 most highly-compensated employees during such time as any obligation arising from financial assistance provided under the TARP remains outstanding (the “Restricted Period”), (2) prohibitions on paying or accruing bonuses or other incentive awards for certain senior executive officers and employees, except for awards of long-term restricted stock with a value equal to no greater than 1/3 of the subject employee’s annual compensation that do not fully vest during the Restricted Period or unless such compensation is pursuant to a valid written employment contract prior to February 11, 2009, (3) requirements that TARP CPP participants provide for the recovery of any bonus or incentive compensation paid to senior executive officers and the next 20 most highly-compensated employees based on statements of earnings, revenues, gains or other criteria later found to be materially inaccurate, with the Secretary having authority to negotiate for reimbursement, and (4) a review by the Secretary of all bonuses and other compensation paid by TARP participants to senior executive employees and the next 20 most highly-compensated employees before the date of enactment of the ARRA to determine whether such payments were inconsistent with the purposes of the Act.

The ARRA also sets forth additional corporate governance obligations for TARP recipients, including requirements for the Secretary to establish standards that provide for semi-annual meetings of compensation committees of the board of directors to discuss and evaluate employee compensation plans in light of an assessment of any risk posed from such compensation plans. TARP recipients are further required by the ARRA to have in place company-wide policies regarding excessive or luxury expenditures, permit non-binding shareholder “say-on-pay” proposals to be included in proxy materials, as well as require written certifications by the chief executive officer and chief financial officer with respect to compliance. The Secretary is required to promulgate regulations to implement the executive compensation and certain corporate governance provisions detailed in the ARRA.

Federal Deposit Insurance Corporation

Pursuant to the EESA, the maximum deposit insurance amount per depositor has been increased from $100,000 to $250,000 until December 31, 2009. Additionally, on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, the Secretary of the Treasury signed the systemic risk exception to the FDIC Act, enabling the FDIC to establish its Temporary Liquidity Guarantee Program (“TLGP”). Under the transaction account guarantee program of the TLGP, the FDIC will fully guarantee, until the end of 2009, all non-interest-bearing transaction accounts, including NOW accounts with interest rates of 0.5 percent or less and IOLTAs (lawyer trust accounts). The TLGP also guarantees all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009 with a stated maturity greater than 30 days. All eligible institutions were permitted to participate in both of the components of the TLGP without cost for the first 30 days of the program. Following the initial 30 day grace period, institutions were assessed at the rate of ten basis points for transaction account balances in excess of $250,000 for the transaction account guarantee program and at the rate of either 50, 75, or 100 basis points of the amount of debt issued, depending on the maturity date of the guaranteed debt, for the debt guarantee program. Institutions were required to opt-out of the TLGP if they did not wish to participate. BB&T did not choose to opt out of either the transaction account guarantee program or debt guarantee program components of the TGLP.

Future Laws, Regulations and Governmental Programs

Various laws, regulations and governmental programs affecting financial institutions and the financial industry are from time to time introduced in Congress or otherwise promulgated by regulatory agencies. Such measures may change the operating environment of BB&T and its subsidiaries in substantial and unpredictable ways. With the recent enactments of the EESA and the ARRA, the nature and extent of future legislative, regulatory or other changes affecting financial institutions is very unpredictable at this time.

Specifically, on February 10, 2009, the Treasury Department announced the Financial Stability Plan (the “Plan”), representing a set of measures intended to restore confidence in the strength of U.S. financial institutions and restart the flow of credit to households and businesses. Core elements of the Plan include, in part (1) a mandatory “stress test” requirement for banking institutions, such as BB&T, with assets in excess of $100 billion, which would require a comprehensive assessment of whether the institution has sufficient capital to continue lending and absorb potential losses and increased disclosure of risk exposure on the balance sheet of such banking institutions, (2) additional required disclosures from participants in the Plan related to the impact of assistance received under the Plan on the institution’s lending practices, and (3) more robust limitations on dividend, stock repurchase, acquisition, and executive compensation activities. On February 18, 2009 the Treasury Department outlined the Homeowner Affordability and Stability Plan, which includes measures that could impact BB&T, including measures to (1) implement a comprehensive homeowner stability initiative that incentivizes financial institutions to reduce homeowners’ monthly mortgage payments, (2) develop clear and consistent guidelines for loan modifications that participants will be obligated to use, and (3) authorize judicial modifications of home mortgages in personal bankruptcy cases, which modifications must be accepted by the loan servicer or lender. The foregoing programs and actions remain subject to further clarification, and full implementation, and their full impact upon BB&T remains unpredictable at this time.

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

NYSE Certification

The annual certification of BB&T’s Chief Executive Officer required to be furnished to the NYSE pursuant to Section 303A.12(a) of the NYSE Listed Company Manual was previously filed with the NYSE on May 19, 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis of the consolidated financial condition and consolidated results of operations of BB&T Corporation and its subsidiaries for each of the three years in the period ended December 31, 2008, and related financial information, are presented in conjunction with the consolidated financial statements and related notes to assist in the evaluation of BB&T’s 2008 performance.

Reclassifications

In certain circumstances, reclassifications have been made to prior period information to conform to the 2008 presentation. Such reclassifications had no effect on previously reported shareholders’ equity or net income.

Mergers and Acquisitions Completed During 2008

On December 12, 2008, BB&T announced the acquisition of all the deposits of Haven Trust Bank (“Haven Trust”) of Duluth, Georgia through an agreement with the FDIC. Haven Trust operated four branches with approximately $506 million in deposits. In addition to the acquisition noted above, BB&T acquired eleven insurance agencies and one nonbank financial services company during 2008. All of the acquisitions during 2008 were immaterial in relation to the consolidated results of BB&T. See Note 2 “Business Combinations” in the “Notes to Consolidated Financial Statements” for further information regarding mergers and acquisitions.

Critical Accounting Policies

The accounting and reporting policies of BB&T Corporation and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. BB&T’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Different assumptions in the application of these policies could result in material changes in BB&T’s consolidated financial position and/or consolidated results of operations and related disclosures. The more critical accounting and reporting policies include BB&T’s accounting for the allowance for loan and lease losses and reserve for unfunded lending commitments, determining fair value of financial instruments, intangible assets and other purchase accounting related adjustments associated with mergers and acquisitions, costs and benefit obligations associated with BB&T’s pension and postretirement benefit plans, and income taxes. Understanding BB&T’s accounting policies is fundamental to understanding BB&T’s consolidated financial position and consolidated results of operations. Accordingly, BB&T’s significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in detail in Note 1 in the “Notes to Consolidated Financial Statements.”

The following is a summary of BB&T’s critical accounting policies that are highly dependent on estimates, assumptions and judgments. These critical accounting policies are reviewed with the Audit Committee of BB&T’s Board of Directors on a periodic basis.

Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments

It is the policy of BB&T to maintain an allowance for loan and lease losses and a reserve for unfunded lending commitments that equal management’s best estimate of probable credit losses that are inherent in the portfolio at the balance sheet date. Estimates for loan and lease losses are determined by analyzing historical loan and lease losses, historical loan and lease migration to charge-off experience, current trends in delinquencies and charge-offs, plans for problem loan and lease administration, the results of regulatory examinations, and changes in the size, composition and risk assessment of the loan and lease portfolio. Also included in management’s estimates for loan and lease losses are considerations with respect to the impact of current economic events, the outcomes of which are uncertain. These events may include, but are not limited to, fluctuations in overall interest rates, political conditions, legislation that may directly or indirectly affect the banking industry and economic conditions affecting specific geographical areas and industries in which BB&T conducts business. The methodology used to determine an estimate for the reserve for unfunded lending commitments is inherently similar to the methodology used in calculating the allowance for loans and leases adjusted for factors specific to binding commitments, including the probability of funding and exposure at the time of funding. A detailed discussion of the methodology used in determining the allowance for loan and lease losses and the reserve for unfunded lending commitments is included in the “Overview and Description of Business—Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments.”

Fair Value of Financial Instruments

A significant portion of BB&T’s assets and certain liabilities are financial instruments carried at fair value. This includes securities available for sale, trading securities, derivatives, certain loans held for sale, residential mortgage servicing rights, certain short-term borrowings and venture capital investments. At December 31, 2008, the percentage of total assets and total liabilities measured at fair value was 24.3% and less than 1%, respectively. The vast majority of assets and liabilities carried at fair value are based on either quoted market prices or market prices for similar instruments. At December 31, 2008, 4.6% of assets measured at fair value were based on significant unobservable inputs. This is less than 1% of BB&T’s total assets. See Note 18 “Disclosures about Fair Value of Financial Instruments” in the “Notes to Consolidated Financial Statements” herein for additional disclosures regarding the fair value of financial instruments.

Securities

The fair values for available-for-sale and trading securities are generally based upon quoted market prices or observable market prices for similar instruments. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain trading securities, the valuation of the security is subjective and may involve substantial judgment. As of December 31, 2008, BB&T had approximately $1.1 billion of available-for-sale and trading securities, which is less than 1% of total assets, valued using unobservable inputs. These securities were primarily non-agency mortgage-backed securities.

Mortgage Servicing Rights

BB&T has a significant mortgage loan servicing portfolio and related mortgage servicing rights (“MSRs”). BB&T has two classes of MSRs for which it separately manages the economic risk: residential and commercial. Residential MSRs are carried at fair value with changes in fair value recorded as a component of mortgage banking income each period. BB&T uses various derivative instruments to mitigate the income statement effect of changes in fair value, due to changes in valuation inputs and assumptions, of its residential MSRs. MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, BB&T estimates the fair value of residential MSRs using an option adjusted spread (“OAS”) valuation model to project MSR cash flows over multiple interest rate scenarios, which are then discounted at risk-adjusted rates. The OAS model considers portfolio characteristics, contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. BB&T reassesses and periodically adjusts the underlying inputs and assumptions in the OAS model to reflect market conditions and assumptions that a market participant would consider in valuing the MSR asset. When available, fair value estimates and assumptions are compared to observable market data and to recent market activity and actual portfolio experience. Due to the nature of the valuation inputs, MSRs are classified within level 3 of the valuation hierarchy. The value of MSRs is significantly affected by mortgage interest rates available in the marketplace, which influence mortgage loan prepayment speeds. In general, during periods of declining interest rates, the value of MSRs declines due to increasing prepayments attributable to increased mortgage-refinance activity. Conversely, during periods of rising interest rates, the value of MSRs generally increases due to reduced refinance activity. Commercial MSRs are carried at lower of cost or market and amortized over the estimated period that servicing income is expected to be received based on projections of the amount and timing of estimated future cash flows. The amount and timing of servicing asset amortization is updated based on actual results and updated projections. Please refer to Note 8 “Loan Servicing” in the “Notes to Consolidated Financial Statements” for quantitative disclosures reflecting the effect that changes in management’s assumptions would have on the fair value of MSRs.

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

Venture Capital Investments

BB&T has venture capital investments that are carried at fair value. Changes in the fair value of these investments are recorded in other noninterest income each period. In many cases there are no observable market values for these investments and therefore management must estimate the fair value based on a comparison of the operating performance of the company to multiples in the marketplace for similar entities. This analysis requires significant judgment and actual values in a sale could differ materially from those estimated. As of December 31, 2008, BB&T had $183 million of venture capital investments, which is less than 1% of total assets.

Intangible Assets

BB&T’s growth in business, profitability and market share over the past several years has been enhanced significantly by mergers and acquisitions. BB&T’s mergers and acquisitions are accounted for using the purchase method of accounting. Under the purchase method, BB&T is required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which often involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques, which are inherently subjective. The amortization of identified intangible assets is based upon the estimated economic benefits to be received, which is also subjective. These estimates also include the establishment of various accruals and allowances based on planned facility dispositions and employee severance considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill, which is subject to ongoing periodic impairment tests based on the fair value of net assets acquired compared to the carrying value of goodwill. Please refer to Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” for a description of BB&T’s impairment testing process. The major assumptions used in the impairment testing process include the estimated future cash flows of each business unit and discount rates. Discount rates are unique to each business unit and are based upon the cost of capital specific to the industry in which the business unit operates. Management has evaluated the effect of lowering the estimated future cash flows or increasing the discount rate for each business unit by 10% and determined that no impairment of goodwill would have been recognized under this evaluation. However, as a result of the market disruption and the decline in market capitalization, the excess of the fair value over the carrying value of several reporting units continues to narrow. A continuing period of market disruption, or further market deterioration, may result in impairment of goodwill in the future.

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

For the year ended December 31, 2008, BB&T’s average assets totaled $136.9 billion, an increase of $10.5 billion, or 8.3%, compared to the 2007 average of $126.4 billion, primarily reflecting growth in average loans and leases and investment securities. Average loans and leases for 2008 were up $7.2 billion, or 8.2%, from 2007 and average investment securities increased $1.2 billion, or 5.1%, compared to 2007. The growth in average loans and leases was led by growth in average commercial loans and leases, which increased $5.1 billion, or 12.0%; average mortgage loans, which increased $1.1 billion, or 6.2%; and growth in average loans originated by BB&T’s specialized lending subsidiaries, which increased $445 million, or 8.6%. Total earning assets averaged $120.9 billion in 2008, an increase of $8.5 billion, or 7.6%, compared to 2007. These averages and growth rates include the effects of acquisitions.

BB&T’s average deposits totaled $88.8 billion, reflecting growth of $5.3 billion, or 6.4%, compared to 2007. The categories of deposits with the highest growth rates were other interest-bearing deposits, which increased $2.1 billion, or 26.7%, and other client deposits, which increased $2.4 billion, or 7.0%.

Short-term borrowings include Federal funds purchased, securities sold under repurchase agreements, master notes, short-term bank notes, treasury tax and loan deposit notes payable and other short-term borrowings. Average short-term borrowings totaled $10.6 billion for the year ended December 31, 2008, an increase of $1.3 billion, or 13.5%, from the 2007 average. BB&T also has used long-term debt for a significant portion of its funding needs. Long-term debt includes Federal Home Loan Bank (“FHLB”) advances, other secured borrowings by Branch Bank, capital securities issued by unconsolidated trusts and senior and subordinated debt issued by the Corporation and Branch Bank. Average long-term debt totaled $19.8 billion for the year ended December 31, 2008, up $1.8 billion, or 9.9%, compared to 2007.

The compound annual rate of growth in average total assets for the five-year period ended December 31, 2008, was 9.9%. Over the same five-year period, average loans and leases increased at a compound annual rate of 10.5%, average securities increased at a compound annual rate of 7.5%, and average deposits grew at a compound annual rate of 9.3%. These balance sheet growth rates include the effect of acquisitions, as well as internal growth.

For more detailed discussions concerning the causes of these fluctuations, please refer to the sections that follow.

Securities

The securities portfolio provides earnings and liquidity, and is managed as part of the overall asset and liability management process to optimize net interest income and reduce exposure to interest rate risk. Management has historically emphasized investments with duration of five years or less to provide flexibility in managing the balance sheet in changing interest rate environments. Total securities increased 41.8% from year-end 2007 to year-end 2008, to a total of $33.2 billion at December 31, 2008. The growth in the securities portfolio reflects the initial deployment of the capital invested by the Treasury Department in connection with the CPP. The purchase of additional securities at year-end 2008 was the most efficient and effective means of deploying the capital investment by the Treasury Department. It is anticipated that cash flows from pay downs and maturities from the securities portfolio will be reinvested into loans during 2009, and the overall size of the securities portfolio will eventually decline to a more traditional level.

As of December 31, 2008, the total securities portfolio included $376 million in trading securities and $32.8 billion of available-for-sale securities. The available-for-sale portfolio comprised 98.9% of total securities at December 31, 2008. Management believes that the high concentration of securities in the available-for-sale portfolio allows flexibility in the management of the overall investment portfolio, consistent with the objectives of optimizing profitability, mitigating interest rate risk, supporting capital and providing liquidity.

The following table provides information regarding the composition of BB&T’s securities portfolio for the years presented:

Table 9

Composition of Securities Portfolio

	December 31,
	2008	2007	2006
	(Dollars in millions)
Trading securities:	$376	$1,009	$2,147

Securities available for sale:
U.S. government-sponsored entities (GSE)	1,333	9,807	9,119
Mortgage-backed securities issued by GSE	27,430	8,221	8,297
States and political subdivisions	2,077	1,392	571
Non-agency mortgage-backed securities	1,098	1,720	1,571
Equity and other securities	905	1,279	1,163

Total securities available for sale	32,843	22,419	20,721

Total securities	$33,219	$23,428	$22,868

At December 31, 2008, trading securities reflected on BB&T’s consolidated balance sheet totaled $376 million compared to $1.0 billion at December 31, 2007. The decline in the trading portfolio was largely the result of a reduction in Scott & Stringfellow’s trading inventory primarily due to management’s decision to reduce risk associated with trading activities.

The available-for-sale securities portfolio is primarily composed of mortgage-backed securities issued by U.S. government-sponsored entities. Mortgage-backed securities comprised 83.5% of the total available-for-sale securities portfolio at year-end 2008. The duration of the mortgage-backed securities was 1.60 years at December 31, 2008 compared to 2.91 years at December 31, 2007. The duration of the entire available-for-sale portfolio at December 31, 2008 was 2.77 years compared to 2.43 years at December 31, 2007.

The market value of the available-for-sale portfolio at year-end 2008 was $517 million lower than the amortized cost of these securities. At December 31, 2008, BB&T’s available-for-sale portfolio had net unrealized losses, net of deferred income taxes, of $324 million, which are reported as a component of shareholders’ equity. At December 31, 2007, the available-for-sale portfolio had net unrealized losses of $28 million, net of deferred income taxes. The decline in the fair value of the securities available-for-sale portfolio during 2008 was largely a result of declines in the value of non-agency mortgage-backed securities and municipal securities, as demand for securities in these asset classes has waned due to investor concerns about real estate related assets and the overall state of the economy. Declines in the values of these portfolios were partially offset by increases in the value of government sponsored entity securities.

During the year ended December 31, 2008, BB&T sold approximately $21.0 billion of available-for-sale securities and realized net gains totaling $211 million. In addition, BB&T periodically evaluates available-for-sale securities for other-than-temporary impairment. Based on its evaluations during 2008, BB&T recorded $104 million of other-than-temporary impairments related to certain debt and equity securities. No other-than-temporary impairments were recorded during 2007 and 2006.

On December 31, 2008, BB&T also held certain investment securities having continuous unrealized loss positions for more than 12 months. As of December 31, 2008, the unrealized losses on these securities totaled $412 million. Substantially all of these losses were in non-agency mortgage-backed and municipal securities. At December 31, 2008, all of the available-for-sale debt securities with the exception of four non-agency mortgage-backed securities were investment grade. During the fourth quarter of 2008, four non-agency mortgage-backed securities, with a book value of approximately $293 million, were downgraded below investment grade. BB&T evaluated all of its non-agency mortgage-backed securities based on the underlying collateral as well as capital structure. BB&T holds the senior position on all of the non-agency mortgage-backed securities. The unrealized losses for all of the securities having continuous unrealized loss positions for more than 12 months are the result of changes in market interest rates and liquidity. Based on the evaluation on December 31, 2008, there were no credit losses evident from these securities. At December 31, 2008, BB&T had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses.

The following table presents BB&T’s securities portfolio at December 31, 2008, segregated by major category with ranges of maturities and average yields disclosed.

Table 10

Securities

	December 31, 2008
	Fair Value	Weighted Average Yield (1)
	(Dollars in millions)
U.S. government-sponsored entities (GSE):
Within one year	$258	4.12%
One to five years	998	4.12
Five to ten years	56	5.18
After ten years	21	5.87

Total	1,333	4.19

Mortgage-backed securities issued by GSE (2):
One to five years	126	3.80
Five to ten years	1,053	4.38
After ten years	26,251	4.85

Total	27,430	4.83

Obligations of states and political subdivisions:
Within one year	106	6.84
One to five years	114	6.88
Five to ten years	72	7.15
After ten years	1,785	6.65

Total	2,077	6.68

Non-agency mortgage-backed securities (2):
Five to ten years	70	5.33
After ten years	1,028	5.75

Total	1,098	5.73

Other securities:
Within one year	3	3.63
One to five years	101	5.03
Five to ten years	111	7.89
After ten years	8	2.61

Total	223	6.29

Trading securities and securities with no stated maturity (3)	1,058	1.82

Total securities (4)	$33,219	4.89

(1)	Yields on tax-exempt securities are calculated on a taxable-equivalent basis using the statutory
federal	income tax rate of 35%. Yields for available-for-sale securities are calculated based on the
amortized	cost of the securities.
(2)	For purposes of the maturity table, mortgage-backed securities, which are not due at a single
maturity	date, have been allocated over maturity groupings based on the weighted average
contractual	maturities of underlying collateral.
(3)	Trading securities and securities with no stated maturity include equity investments that totaled
$682	million and trading securities that totaled $376 million.
(4)	Includes securities available-for-sale and trading securities of $32.8 billion and $376 million, respectively.

The fully taxable equivalent (“FTE”) yield on the total securities portfolio was 5.05% for the years ended December 31, 2008 and 2007. The FTE yield remained stable despite general declines in interest rates due to changes in the overall composition of the securities portfolio with a larger concentration of higher-yielding mortgage-backed and municipal securities. The yield on mortgage-backed securities issued by government-sponsored entities decreased from 5.15% to 4.94% and the FTE yield on state and municipal securities decreased from 6.65% last year to 6.33% in the current year, while the yield on U.S. government-sponsored entity securities increased from 4.53% in 2007 to 4.86% in 2008. The yield on non-agency mortgage-backed securities increased from 5.78% during 2007 to 5.81% in 2008.

Loans and Leases

BB&T emphasizes commercial lending to small and medium-sized businesses, consumer lending, mortgage lending and specialized lending with an overall goal of maximizing the profitability of the loan portfolio while maintaining strong asset quality. The various categories of loan products offered by BB&T are discussed under “Lending Activities” in the “Overview and Description of Business” section herein. BB&T is a full-service lender with approximately one-half of its loan portfolio to businesses and one-half to individual consumers. Average commercial loans, including lease receivables, comprised 50.0% of the loan portfolio during 2008, compared to 48.3% in 2007. Average direct retail loans comprised 16.4% of average loans in 2008, compared to 17.6% in 2007. Average sales finance loans comprised 6.5% of average loans in 2008, compared to 6.7% in 2007. Average revolving credit loans comprised 1.7% of average loans in 2008 and 2007. Average mortgage loans comprised 19.5% of average total loans for 2008, compared to 19.9% a year ago. Average loans originated by BB&T’s specialized lending subsidiaries represented 5.9% of average total loans in 2008 compared to 5.8% in the prior year.

BB&T’s loan portfolio, excluding loans held for sale, increased $6.3 billion, or 7.0%, compared to year-end 2007. Average total loans and leases for 2008 increased $7.2 billion, or 8.2%, compared to 2007. The growth in the loan portfolio was primarily a result of strong internal growth in the commercial and industrial lending portfolio, as well as growth in the mortgage and specialized lending portfolios. The growth in average loans during 2008, includes the impact of the acquisition of Coastal Financial Corporation (“Coastal”), which was acquired during 2007.

Average commercial loans and leases increased $5.1 billion, or 12.0%, in 2008 as compared to 2007. Overall, the commercial loan and lease portfolio showed strong growth during 2008. The mix of the commercial loan portfolio has shifted somewhat, as commercial real estate lending has slowed due to a slower real estate market and management’s efforts to reduce exposure to the real estate market. This has been offset by an increased focus on commercial and industrial loans. BB&T experienced stronger trends in the fourth quarter of 2008 both in commercial and industrial lending and income producing commercial real estate lending primarily due to challenges facing many in-market competitors that has allowed BB&T to attract new clients.

The pace of growth in the direct retail loan portfolio slowed further in 2008, due to a difficult residential real estate market, which decreased demand for home equity loan products. Sales finance loans and revolving credit reflected solid growth rates of 5.3% and 14.0%, respectively, during 2008. BB&T concentrates its efforts on the highest quality borrowers in both of these product markets. Sales finance loans were negatively affected by weak auto sales; however BB&T has been gaining market share in this portfolio as many competitors have withdrawn from indirect automobile lending in our footprint.

Average mortgage loans increased $1.1 billion, or 6.2%, compared to 2007. Management views mortgage loans as an integral part of BB&T’s relationship-based credit culture. BB&T is a large originator of residential mortgage loans, with 2008 originations of $16.4 billion. The vast majority of mortgage loans originated during 2008 were conforming mortgage loans that were either sold in the secondary market or held in the loans held for sale portfolio at year-end. Loans held for sale, which is almost entirely comprised of government-conforming mortgage loans increased 82.8% compared to year-end 2007 as refinance activity significantly increased late in the fourth quarter due to the historically low loan rates for mortgages. At December 31, 2008, BB&T was servicing $40.7 billion in residential mortgages owned by third parties and $19.0 billion of mortgage loans owned by BB&T, including $18.4 billion classified as mortgage loans and $573 million classified as securities available for sale.

Average loans originated by BB&T’s specialized lending subsidiaries increased $445 million, or 8.6%, compared to 2007. The growth in the specialized lending portfolio was driven by strong internal loan growth in automobile lending, as many competitors exited this business during 2008. Additionally, healthy growth trends were evident in premium finance and equipment finance during the fourth quarter.

The average annualized FTE yield for 2008 for the total loan portfolio was 6.35% compared to 7.67% for the prior year. The 132 basis point decrease in the average yield on loans resulted primarily from the repricing of variable rate loans and maturing loans with higher yields that were replaced with lower-yielding loans and leases. The prime rate, which is the basis for pricing many commercial and consumer loans, declined 400 basis points during 2008 to 3.25% at year-end as the Federal Reserve Board lowered rates seven times during 2008 in response to the economic recession, challenges in the residential real estate markets, and disruptions in other financial markets. The average prime rate in effect during 2008 and 2007 was 5.09% and 8.05%, respectively.

Asset Quality and Credit Risk Management

BB&T has established the following general practices to manage credit risk:

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

Table 11

Asset Quality

	December 31,
	2008		2007		2006		2005		2004
	(Dollars in millions)
Nonaccrual loans and leases	$1,413		$502		$260		$229		$269
Foreclosed property	617		194		89		71		89

Nonperforming assets	$2,030		$696		$349		$300		$358

Loans 90 days or more past due and still accruing (2)	$431		$223		$102		$103		$100

Loans 30—89 days past due (2)	$2,047		$1,354		$952		$695		$619

Asset Quality Ratios: (1)
Nonaccrual loans and leases as a percentage of loans and leases	1.43%		.55%		.31%		.31%		.39%
Nonperforming assets as a percentage of:
Total assets	1.34		.52		.29		.27		.36
Loans and leases plus foreclosed property	2.04		.76		.42		.40		.52
Loans 90 days or more past due and still accruing as a percentage of loans and leases (2)	.44		.24		.12		.14		.15
Loans 30-89 days past due as a percentage of loans and leases (2)	2.07		1.48		1.14		.93		.91
Net charge-offs as a percentage of average loans and leases	.89		.38		.27		.30		.36
Allowance for loan and lease losses as a percentage of loans and leases	1.60		1.10		1.06		1.10		1.18
Allowance for loan and lease losses as a percentage of loans and leases held for investment	1.62		1.10		1.07		1.11		1.19
Ratio of allowance for loan and leases to:
Net charge-offs	1.85	x	2.97	x	4.12	x	3.84	x	3.42	x
Nonaccrual loans and leases	1.11		2.00		3.41		3.60		2.99

NOTE:	(1)	Items referring to loans and leases are net of unearned income and, except for loans and leases held for investment, include loans held for sale.
	(2)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase.

During 2008, BB&T’s credit quality declined as a result of a very challenging economic environment. Nonperforming assets and credit losses increased further during the year as a result of the distressed residential real estate market and economic recession. Nonperforming assets increased from .52% of total assets at December 31, 2007 to 1.34% at year-end 2008. Net charge-offs for 2008 were .89% of average loans and leases and reflected an increase of 51 basis points from the .38% level recorded during 2007. The increases in nonperforming assets and net charge-offs were driven by continued deterioration in residential real estate markets and the overall economy with the largest concentration of credit issues occurring in Georgia, Florida and metro Washington, D.C. If the economy continues to deteriorate as is currently forecasted, management anticipates that net charge-offs and nonperforming assets will continue to increase into 2009.

The following table summarizes nonperforming assets and past due loans by loan type for the past three years.

Table 12

Summary of Nonperforming Assets and Past Due Loans

	December 31,
	2008	2007	2006
	(Dollars in millions)
Nonaccrual loans and leases
Commercial loans and leases	$845	$273	$129
Direct retail	89	43	39
Sales finance	7	5	2
Mortgage	375	119	53
Specialized lending	97	62	37

Total nonaccrual loans and leases	1,413	502	260

Foreclosed real estate	538	143	54
Other foreclosed property	79	51	35

Total nonperforming assets	$2,030	$696	$349

Nonaccrual loans and leases as a percentage of total loans and leases
Commercial loans and leases	.85%	.30%	.16%
Direct retail	.09	.05	.05
Sales finance	.01	—	—
Mortgage	.38	.13	.06
Specialized lending	.10	.07	.04

Total nonaccrual loans and leases as a percentage of loans and leases	1.43%	.55%	.31%

Loans 90 days or more past due and still accruing interest (1)
Commercial loans and leases	$86	$40	$14
Direct retail	117	58	20
Sales finance	26	17	17
Revolving credit	23	15	6
Mortgage	165	85	37
Specialized lending	14	8	8

Total loans 90 days or more past due and still accruing interest	$431	$223	$102

Total loans 90 days or more past due and still accruing interest as a percentage of total loans and leases
Commercial loans and leases	.09%	.04%	.02%
Direct retail	.12	.06	.02
Sales finance	.03	.02	.02
Revolving credit	.02	.02	.01
Mortgage	.17	.09	.04
Specialized lending	.01	.01	.01

Total loans 90 days or more past due and still accruing interest as a percentage of total loans and leases	.44%	.24%	.12%

Loans 30—89 days past due (1)
Commercial loans and leases	$594	$284	$154
Direct retail	270	192	156
Sales finance	146	105	69
Revolving credit	34	24	18
Mortgage	690	506	402
Specialized lending	313	243	153

Total loans 30—89 days past due	$2,047	$1,354	$952

Total loans 30—89 days past due as a percentage of total loans and leases
Commercial loans and leases	.60%	.31%	.19%
Direct retail	.27	.21	.19
Sales finance	.15	.11	.08
Revolving credit	.03	.03	.02
Mortgage	.70	.55	.48
Specialized lending	.32	.27	.18

Total loans 30—89 days past due as a percentage of total loans and leases	2.07%	1.48%	1.14%

(1)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase.

Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments

The allowance for loan and lease losses and the reserve for unfunded lending commitments compose BB&T’s allowance for credit losses. The allowance for credit losses totaled $1.6 billion at December 31, 2008, an increase of 58.3% compared to $1.0 billion at the end of 2007. The allowance for loan and lease losses, as a percentage of loans and leases held for investment, was 1.62% at December 31, 2008, compared to 1.10% at year-end 2007. The allowance for credit losses increased by $592 million during 2008, primarily as a result of higher loss rates for residential real estate related lending, and their effect on the overall allowance model. The increase of $592 million included an increase of $570 million in the allowance for loan and lease losses and $22 million in the reserve for unfunded lending commitments. These increases resulted from increased migration of loans and lending commitments to higher risk grades, with the most significant increases occurring in the single family residential real estate acquisition, development and construction loan portfolio. Please refer to Note 5 “Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments” in the “Notes to Consolidated Financial Statements” for additional disclosures.

Information relevant to BB&T’s allowance for loan and lease losses for the last five years is presented in the following table. The table is presented using regulatory classifications.

Table 13

Analysis of Allowance for Credit Losses

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in millions)
Balance, beginning of period	$1,015	$888	$830	$828	$793

Charge-offs:
Commercial, financial and agricultural	(94)	(40)	(32)	(52)	(60)
Real estate	(427)	(93)	(46)	(45)	(61)
Consumer	(383)	(264)	(194)	(174)	(165)
Lease receivables	(13)	(8)	(5)	(6)	(11)

Total charge-offs	(917)	(405)	(277)	(277)	(297)

Recoveries:
Commercial, financial and agricultural	10	11	12	14	17
Real estate	8	8	7	8	10
Consumer	47	47	41	39	34
Lease receivables	1	1	1	2	1

Total recoveries	66	67	61	63	62

Net charge-offs	(851)	(338)	(216)	(214)	(235)

Provision charged to expense	1,445	448	240	217	249

Allowance for loans (sold) acquired, net	(2)	17	34	(1)	21

Balance, end of period	$1,607	$1,015	$888	$830	$828

Average loans and leases (1)	$95,195	$87,952	$79,313	$71,517	$66,107

Net charge-offs as a percentage of average loans and leases (1)	.89%	.38%	.27%	.30%	.36%

(1)	Loans and leases are net of unearned income and include loans held for sale.

Deposits and Other Borrowings

Client deposits generated through the BB&T banking network are the largest source of funds used to support asset growth. Total deposits at December 31, 2008, were $98.6 billion, an increase of $11.8 billion, or 13.7%, compared to year-end 2007. The increase in deposits during 2008 was driven by a $5.0 billion, or 49.9%, increase in other interest-bearing deposits and a $3.9 billion, or 11.0%, increase in other client deposits, which include money rate savings accounts, investor deposit accounts, savings accounts, individual retirement accounts and other time deposits. Interest checking accounts also increased by $1.4 billion from the prior year and client certificates of deposit (“CDs”) increased by $965 million. For the year ended December 31, 2008, total deposits averaged $88.8 billion, an increase of $5.3 billion, or 6.4%, compared to 2007. The increase in average deposits was primarily the result of a $2.4 billion, or 7.0%, increase in average other client deposits, and a $2.1 billion, or 26.7%, increase in average other interest-bearing deposits. The overall increase in year-end deposits included the impact of the acquisition of $506 million in deposits from Haven Trust, which was completed late in the fourth quarter of 2008. The increase in average deposits also included the impact of the acquisition of Coastal which was completed during 2007.

Average other client deposits represent the largest component of BB&T’s deposits and composed 41.3% of total average deposits for 2008, compared to 41.0% during 2007. CDs are the second largest source and composed 30.3% of total average deposits for 2008 compared to 31.2% for 2007. The remainder of client deposits consists of noninterest-bearing deposits and interest-checking accounts, which comprised 17.4% of total average deposits in the current year, compared to 18.5%, for last year. BB&T also gathers other interest-bearing deposits through wholesale funding products, which include negotiable certificates of deposit and Eurodollar deposits. Average other interest-bearing deposits represented 11.0% of total average deposits for 2008, as compared to 9.3% for 2007.

BB&T experienced solid deposit growth during 2008, which accelerated during the second half of the year, as BB&T gained many new client relationships from competitors. The growth in deposits during 2008 included strong increases in corporate banking relationships and investor deposit accounts, as BB&T focused its efforts on these segments. In addition, BB&T was able to achieve growth in client CDs, even as rates declined to historical lows throughout the year. Average noninterest-bearing deposits declined slightly in 2008, as business clients continued to minimize their balances in noninterest-bearing accounts. The decline in business noninterest-bearing balances was offset by growth in balances from consumer clients. The growth in other interest-bearing deposits is largely driven by the relative cost of these funding sources compared to other short-term and long-term borrowings.

The average rate paid on interest-bearing deposits dropped to 2.50% during 2008, from 3.73% in 2007. The average cost for interest-bearing deposits declined during 2008 as management was able to lower rates in response to the Federal Reserve cutting interest rates. The average rates paid on the various categories of interest-bearing deposits also decreased as follows: CDs decreased to 3.66% in the current year from 4.61% in 2007; other client deposits decreased to 1.67% in the current year from 2.82% in 2007; interest checking decreased to 1.19% in 2008 from 2.31% in 2007; and other interest-bearing deposits decreased to 2.71% in 2008 from 5.15% in 2007.

BB&T also uses various types of short-term borrowings in meeting funding needs. While client deposits remain the primary source for funding loan originations, management uses short-term borrowings as a supplementary funding source for loan growth and other balance sheet management purposes. Short-term borrowings comprised 7.7% of total funding needs on average in 2008 as compared to 7.4% in 2007. See Note 9 “Federal Funds Purchased, Securities Sold Under Agreements to Repurchase and Short-Term Borrowed Funds” in the “Notes to Consolidated Financial Statements” herein for further disclosure. The types of short-term borrowings used by the Corporation include Federal funds purchased, which comprised 5.4% of total short-term borrowings, and securities sold under repurchase agreements, which comprised 27.2% of short-term borrowings at year-end 2008. Master notes, which are short-term borrowings issued to BB&T’s clients, represented 15.8% of total short-term borrowings at December 31, 2008. U.S. Treasury tax and loan deposit notes, borrowings under the treasury auction facility and short-term bank notes are also used to meet short-term funding needs and comprised the remaining 51.6% of these types of funding sources as of December 31, 2008. Short-term borrowings at the end of 2008 were $10.8 billion, an increase of $154 million, or 1.4% compared to year-end 2007. Average short-term borrowings totaled $10.6 billion during 2008 compared to $9.3 billion last year, an increase of 13.5%. The rates paid on average short-term borrowings declined from 4.55% in 2007 to 2.44% during 2008. The decrease in the cost of short-term borrowings primarily resulted from a lower average Federal funds rate in effect during 2008 compared to 2007. At December 31, 2008, the targeted Federal funds rate was a range of zero percent to

.25%. The following table summarizes certain pertinent information for the past three years with respect to BB&T’s short-term borrowings:

Table 14

Federal Funds Purchased, Securities Sold Under

Agreements to Repurchase and Short-Term Borrowed Funds

	As of /For the Year Ended December 31,
	2008	2007	2006
	(Dollars in millions)
Securities Sold Under Agreements to Repurchase
Maximum outstanding at any month-end during the year	$2,929	$2,776	$3,080
Balance outstanding at end of year	2,929	2,530	2,090
Average outstanding during the year	2,314	2,160	2,608
Average interest rate during the year	2.40%	4.39%	4.35%
Average interest rate at end of year	1.41	3.18	4.24

Federal Funds Purchased and Short-term Borrowed Funds
Maximum outstanding at any month-end during the year	$13,346	$9,148	$6,036
Balance outstanding at end of year	7,859	8,104	5,997
Average outstanding during the year	8,266	7,165	4,398
Average interest rate during the year	2.17%	4.39%	4.27%
Average interest rate at end of year	.67	3.79	4.83

BB&T also uses long-term debt to provide both funding and, to a lesser extent, regulatory capital. Long-term debt comprised 14.5% of total funding needs on average during 2008 and 14.3% in 2007. See Note 10 “Long-Term Debt” in the “Notes to Consolidated Financial Statements” herein for further disclosure. Long-term debt at December 31, 2008, totaled $18.0 billion, a decrease of $661 million, or 3.5%, from year-end 2007. For the year ended December 31, 2008, average long-term debt increased $1.8 billion, or 9.9%, compared to the average for 2007. BB&T’s long-term debt consists primarily of FHLB advances, which composed 54.6% of total outstanding long-term debt at December 31, 2008, subordinated notes of BB&T Corporation, which composed 17.2% of the year-end balance, and junior subordinated debt to unconsolidated trusts issued by the Corporation, which composed 13.0% of total outstanding long-term debt at December 31, 2008. The remaining long-term debt primarily consists of both unsecured senior and subordinated borrowings by Branch Bank. FHLB advances are cost-effective long-term funding sources that provide BB&T with the flexibility to structure the debt in a manner that aids in the management of interest rate risk and liquidity. The average rate paid on long-term debt decreased from 5.46% during 2007 to 4.25% during 2008 primarily because BB&T has issued floating rate instruments or elected to swap a portion of its fixed-rate long-term debt to floating rates.

During the fourth quarter of 2008, BB&T received notice that its $4 billion privately financed debt scheduled to mature in 2010 would be called effective October 14, 2008. The financing was called by BB&T’s counterparty because it was no longer profitable to the counterparty due to changes in interest rates. This decline was partially offset by increases in FHLB advances, which were used due to the more competitive rates obtained compared to other financing options. In addition, BB&T and Branch Bank issued new long-term debt during the third quarter of 2008 that provides additional regulatory capital. In September 2008, BB&T Capital Trust V (“BBTCT V”) issued $450 million of Capital Securities, with a fixed interest rate of 8.95% through September 15, 2063 and a floating rate, if extended, through September 15, 2068. BBTCT V, a statutory business trust created under the laws of the State of Delaware, was formed by BB&T for the sole purpose of issuing the Capital Securities and investing the proceeds thereof in Junior Subordinated Debentures issued by BB&T. BB&T has made guarantees which, taken collectively, fully, irrevocably, and unconditionally guarantee, on a subordinated basis, all of BBTCT V’s obligations under the Trust and Capital Securities. BBTCT V’s sole asset is the Junior Subordinated Debentures issued by BB&T which have an initial maturity on September 15, 2063 and a final maturity date on September 15, 2068. The Junior Subordinated Debentures are subject to early redemption (i) in whole, but not in part, at any time under certain prescribed limited circumstances or (ii) in whole, or in part, pursuant to the call provisions after September 15, 2013. The Capital Securities of BBTCT V are subject to mandatory redemption in whole, or in part, upon repayment of the Junior Subordinated Debentures at maturity or their earlier redemption.

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

Shareholders’ Equity

Shareholders’ equity totaled $16.0 billion at December 31, 2008, an increase of $3.4 billion, or 27.0%, from year-end 2007. This increase reflects the $3.1 billion of capital invested by the U.S. Treasury in the fourth quarter of 2008. In addition, during 2008, BB&T issued 13.3 million common shares of stock in connection with business combinations, equity-based incentive plans, the Company’s dividend reinvestment plan and a private placement of shares sold to the Company’s pension plan. These transactions increased shareholders’ equity by $357 million. Additionally, growth of $491 million in shareholders’ equity resulted from BB&T’s earnings retained after dividends to common shareholders. This growth was partially offset by a decrease to shareholders’ equity of $628 million from other comprehensive income, which principally relates to decreases in the fair values of available-for-sale securities and pension assets.

Analysis of Results of Operations

Consolidated net income for 2008 totaled $1.52 billion. Net income available to common shareholders totaled $1.50 billion, which generated basic earnings per common share of $2.73 and diluted earnings per common share of $2.71. Net income for 2007 was $1.73 billion and net income for 2006 totaled $1.53 billion. Basic earnings per common share were $3.17 in 2007 and $2.84 in 2006, while diluted earnings per common share were $3.14 and $2.81 for 2007 and 2006, respectively.

Two important and commonly used measures of bank profitability are return on average assets (net income as a percentage of average total assets) and return on average common shareholders’ equity (net income available to common shareholders as a percentage of average common shareholders’ equity). BB&T’s returns on average assets were 1.11%, 1.37%, and 1.34% for the years ended December 31, 2008, 2007 and 2006, respectively. The returns on average common shareholders’ equity were 11.44%, 14.25%, and 13.35% for the last three years.

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

For 2008, net interest income on an FTE-adjusted basis totaled $4.3 billion, compared with $3.9 billion in 2007 and $3.8 billion in 2006. Net interest income increased 9.4% in 2008 compared to 2007. The increase in net interest income during 2008 resulted primarily from liability costs repricing more quickly as short-term rates declined throughout the year. Net interest income increased 4.0% in 2007 compared to 2006, as the benefit from strong average earning asset growth of 10.6% was partially offset by the adverse impact from higher short-term rates in 2007 compared to 2006, which caused funding costs to increase at a faster pace than interest on earning assets.

The FTE-adjusted net interest margin is the primary measure used in evaluating the gross profit margin from the portfolios of earning assets. The FTE-adjusted net interest margin was 3.58% in 2008, 3.52% in 2007 and 3.74% in 2006. The average yield on interest earning assets decreased 105 basis points compared to the average yield during 2007, while the average cost of funds over the same time period decreased 130 basis points. The Federal Reserve Board began lowering rates in September 2007 and lowered short-term rates by 100 basis points in the last four months of 2007 and an additional 400 basis points during 2008. While many of BB&T’s liabilities reprice in a short period of time after a change in rates, there is typically a delay of between three and eighteen months before BB&T’s assets will be repriced. The improvement in the net interest margin during 2008 was caused by a combination of factors. BB&T entered 2008 in a liability sensitive position, which means that interest-bearing liabilities generally reprice more frequently than interest-earning assets. This resulted in lower funding costs throughout 2008, as interest-rates declined. Additionally, BB&T experienced some improvement in loan pricing in 2008. The net interest margin was negatively impacted five basis points by an adjustment of $67 million, as a result of a change in the income recognition on leveraged lease transactions in connection with BB&T’s settlement with the Internal Revenue Service (“IRS”). In addition, the net interest margin has been negatively affected by the higher level of non-performing assets in 2008. The net interest margin contracted in 2007 for four primary reasons. First, the mix of asset growth shifted from higher-yielding commercial real estate and direct retail loans to lower-yielding mortgage loans and commercial and industrial loans. Second, higher levels of nonaccruals have negatively affected net interest income and the net interest margin. Third, increased liability costs, specifically a shift to higher-cost deposits from lower-cost transaction accounts and additional funding costs associated with a payment to the IRS that was made in January 2007 as described in the “Provision for Income Taxes” section below, contributed to the margin compression.

Table 15

FTE Net Interest Income and Rate / Volume Analysis

For the Years Ended December 31, 2008, 2007 and 2006

										2008 vs. 2007			2007 vs. 2006
	Average Balances			Yield / Rate			Income / Expense			Increase (Decrease)	Change due to		Increase (Decrease)	Change due to
	2008	2007	2006	2008	2007	2006	2008	2007	2006		Rate	Volume		Rate	Volume
	(Dollars in millions)
Assets
Securities, at amortized cost (1):
U.S. government sponsored-entities (GSE)	$4,539	$10,099	$11,354	4.86%	4.53%	3.96%	$221	$458	$449	$(237)	$31	$(268)	$9	$62	$(53)
Mortgage-backed securities issued by GSE	14,708	8,265	6,990	4.94	5.15	4.97	727	425	347	302	(18)	320	78	13	65
States and political subdivisions	1,841	873	607	6.33	6.65	6.89	116	58	42	58	(3)	61	16	(1)	17
Non-agency mortgage-backed securities	1,642	1,669	706	5.81	5.78	5.45	95	96	38	(1)	1	(2)	58	2	56
Other securities	1,138	1,182	829	4.72	7.04	6.11	54	83	51	(29)	(25)	(4)	32	9	23
Trading securities	629	1,223	862	3.80	4.62	3.34	24	57	29	(33)	(9)	(24)	28	13	15

Total securities (5)	24,497	23,311	21,348	5.05	5.05	4.48	1,237	1,177	956	60	(23)	83	221	98	123
Other earning assets (2)	1,160	1,042	911	2.43	4.88	5.69	28	51	52	(23)	(29)	6	(1)	(9)	8
Loans and leases, net of unearned income (1)(3)(4)
Commercial loans and leases	47,559	42,475	38,966	5.50	7.76	7.78	2,617	3,296	3,033	(679)	(1,040)	361	263	(9)	272
Direct retail loans	15,580	15,471	14,904	6.47	7.36	7.19	1,008	1,139	1,072	(131)	(139)	8	67	26	41
Sales finance loans	6,216	5,903	5,385	6.62	6.66	6.01	412	393	323	19	(2)	21	70	37	33
Revolving credit loans	1,664	1,460	1,331	10.95	12.97	12.60	182	189	168	(7)	(32)	25	21	5	16
Mortgage loans	18,577	17,489	15,482	6.00	5.99	5.70	1,114	1,048	883	66	1	65	165	47	118
Specialized lending	5,599	5,154	3,245	12.78	13.27	15.22	715	684	494	31	(27)	58	190	(70)	260

Total loans and leases	95,195	87,952	79,313	6.35	7.67	7.53	6,048	6,749	5,973	(701)	(1,239)	538	776	36	740
Total earning assets	120,852	112,305	101,572	6.05	7.10	6.87	7,313	7,977	6,981	(664)	(1,291)	627	996	125	871

Non-earning assets	16,029	14,115	12,756

Total assets	$136,881	$126,420	$114,328

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$2,376	$2,297	$2,164	1.19	2.31	1.87	28	53	40	(25)	(27)	2	13	10	3
Other client deposits	36,676	34,273	31,462	1.67	2.82	2.43	612	968	764	(356)	(420)	64	204	132	72
Client certificates of deposits	26,908	26,039	22,564	3.66	4.61	4.16	985	1,201	939	(216)	(255)	39	262	108	154
Other interest-bearing deposits	9,810	7,741	7,822	2.71	5.15	5.04	266	398	394	(132)	(220)	88	4	8	(4)

Total interest-bearing deposits	75,770	70,350	64,012	2.50	3.73	3.34	1,891	2,620	2,137	(729)	(922)	193	483	258	225
Federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds (1)	10,580	9,325	7,006	2.44	4.55	4.30	258	424	301	(166)	(217)	51	123	18	105
Long-term debt	19,839	18,045	14,628	4.25	5.46	5.10	843	985	747	(142)	(233)	91	238	56	182

Total interest-bearing liabilities	106,189	97,720	85,646	2.82	4.12	3.72	2,992	4,029	3,185	(1,037)	(1,372)	335	844	332	512

Noninterest-bearing deposits	13,061	13,151	13,218
Other liabilities	4,136	3,383	4,012
Shareholders’ equity	13,495	12,166	11,452

Total liabilities and shareholders’ equity	$136,881	$126,420	$114,328

Average interest rate spread				3.23%	2.98%	3.15%

Net interest margin				3.58%	3.52%	3.74%	$4,321	$3,948	$3,796	$373	$81	$292	$152	$(207)	$359

Taxable equivalent adjustment							$83	$68	$88

(1)	Yields are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, and other earning assets.
(3)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5)	Includes securties available for sale at amortized cost and trading securities at fair value.

Provision for Credit Losses

A provision for credit losses is charged against earnings in order to maintain an allowance for loan and lease losses and a reserve for unfunded lending commitments that reflects management’s best estimate of probable losses inherent in the credit portfolios at the balance sheet date. The amount of the provision is based on continuing assessments of nonperforming and “watch list” loans and associated unfunded credit commitments, analytical reviews of loss experience in relation to outstanding loans and funded credit commitments, loan charge-offs, nonperforming asset trends and management’s judgment with respect to current and expected economic conditions and their impact on the loan portfolio and outstanding unfunded credit commitments. The methodology used is described in the “Overview and Description of Business” section under the heading “Allowance for Loan and Lease Losses and Reserve for Unfunded Credit Commitments.” The provision for credit losses recorded by BB&T in 2008 was $1.4 billion, compared with $448 million in 2007 and $240 million in 2006.

The provision for credit losses increased 222.5% during 2008 while total loans and leases held for investment increased 7.0% compared to the balance outstanding at the end of 2007. Net charge-offs were .89% of average loans and leases for 2008 compared to .38% of average loans and leases during 2007. The allowance for loan and lease losses was 1.62% of loans and leases held for investment and was 1.11x total nonaccrual loans and leases at year-end 2008, compared to 1.10% and 2.00x, respectively, at December 31, 2007. The increase in the provision for credit losses during 2008 compared to 2007 was largely driven by challenges in residential real estate markets and the overall economy with the largest concentration of credit issues occurring in Georgia, Florida, and metro Washington D.C. Additional disclosures related to BB&T’s real estate lending by product type and geographic distribution can be found in Table 6 herein. The 86.7% increase in the provision for credit losses during 2007 compared to 2006 was primarily the result of these same issues.

Noninterest Income

Noninterest income has become, and will continue to be, a significant contributor to BB&T’s financial success. Noninterest income includes insurance income, service charges on deposit accounts, mortgage banking income, investment banking and brokerage fees and commissions, trust and investment advisory revenues, gains and losses on securities transactions, and commissions and fees derived from other activities. Noninterest income as a percentage of total revenues has steadily increased in recent years, totaling 41.4% for 2008. Exceeding 40% on this measure has been a management objective for several years. Management has established a goal for noninterest income to exceed 45% of total revenues in the next few years to further reduce BB&T’s reliance on traditional spread-based interest income, as fee-based activities are a relatively stable revenue source during periods of changing interest rates.

The following table provides a breakdown of BB&T’s noninterest income:

Table 16

Noninterest Income

	Years Ended December 31,			% Change
				2008 v. 2007	2007 v. 2006
	2008	2007	2006
	(Dollars in millions)
Insurance income	$928	$853	$813	8.8%	4.9%
Service charges on deposits	673	611	548	10.1	11.5
Investment banking and brokerage fees and commissions	354	343	317	3.2	8.2
Mortgage banking income	275	115	108	139.1	6.5
Checkcard fees	201	180	155	11.7	16.1
Other nondeposit fees and commissions	189	184	167	2.7	10.2
Bankcard fees and merchant discounts	151	139	122	8.6	13.9
Trust and investment advisory revenues	147	162	154	(9.3)	5.2
Securities gains (losses), net	107	(3)	(73)	NM	NM
Income from bank-owned life insurance	84	101	93	(16.8)	8.6
Other income	88	89	117	(1.1)	(23.9)

Total noninterest income	$3,197	$2,774	$2,521	15.2	10.0

NM—not meaningful

The 15.2% growth in noninterest income was the result of increased revenues from almost all of BB&T’s fee-based businesses during 2008. These increases were partially offset by declines in income from bank-owned life insurance and trust and investment advisory revenues. The 10.0% growth in noninterest income for 2007 was the result of increased revenues from all of BB&T’s major fee-based businesses. These increases were partially offset by trading losses at Scott & Stringfellow. The major categories of noninterest income and fluctuations in these amounts are discussed in the following paragraphs. These fluctuations reflect the impact of acquisitions.

Income from BB&T’s insurance agency/brokerage operations were the largest source of noninterest income. Internal growth, combined with the expansion of BB&T’s insurance agency network through acquisitions during the last two years, resulted in growth of 8.8% in 2008 and 4.9% in 2007. The increase in insurance income in 2008 compared to 2007 was primarily related to revenues from a new product initiative that was introduced in the second half of 2007. Additionally, commissions for property and casualty and employee benefit insurance each increased $19 million. The increase in insurance commissions in 2008 compared to 2007 was largely a result of acquisitions completed during the year as soft market conditions affected the existing book of business. The increase in commission income during 2007 was primarily related to the sale of property and casualty, and employee benefit insurance, which increased $17 million and $9 million, respectively, compared to 2006.

Service charges on deposit accounts represent BB&T’s second largest category of noninterest revenue. Service charge revenue grew $62 million, or 10.1%. Service charge revenue increased $63 million, or 11.5%, during 2007. The increases in service charge revenue were primarily due to higher revenues from overdraft items and strong transaction account growth during 2007 and 2008.

Investment banking and brokerage fees and commissions increased $11 million, or 3.2%, compared to 2007 primarily as a result of increased revenues of $19 million from BB&T Capital Markets, a division of Scott & Stringfellow. This increase was partially offset by a decline of $13 million related to commissions from retail accounts at Scott & Stringfellow. The 8.2% increase in 2007 compared to 2006 resulted primarily from increased revenues of $20 million at Scott & Stringfellow. The remainder of the increase was generated by BB&T Investment Services, Inc.

Other nondeposit fees and commissions, including bankcard fees and merchant discounts and checkcard fees increased $38 million, or 7.6%, during 2008 compared to 2007. During 2007, these categories increased $59 million, or 13.3%, compared to 2006. The increases in 2008 and 2007 included additional checkcard fees of $21 million and $25 million, respectively, as clients continued to show a preference for utilizing electronic forms of payment rather than traditional paper checks. Bankcard fees also grew $12 million in 2008 compared to 2007 and $17 million in 2007 compared to 2006, as a result of strong sales of merchant services.

Trust and investment advisory revenues are based on the types of services provided as well as the overall value of the assets managed, which is affected by stock market conditions. During 2008, trust and investment advisory revenues decreased by $15 million, or 9.3%, compared to 2007. During 2007, trust and investment advisory revenues increased by $8 million, or 5.2%, compared to 2006. The value of trust assets under management, including custodial accounts, has varied accordingly and was $33.4 billion, $36.9 billion and $33.7 billion at December 31, 2008, 2007 and 2006, respectively.

Income from mortgage banking activities includes gains and losses from the sale of mortgage loans, revenue from servicing mortgage loans, valuation adjustments for mortgage servicing rights, mortgage servicing rights-related derivative gains/losses and the amortization or realization of expected mortgage servicing rights cash flows. Mortgage banking income totaled $275 million, $115 million and $108 million during 2008, 2007 and 2006, respectively. The following table provides a breakdown of the various components of mortgage banking income and related statistical information:

Table 17

Mortgage Banking Income and Related Statistical Information

	As of/ For the Years Ended December 31,			% Change
				2008 v. 2007	2007 v. 2006
Mortgage Banking Income	2008	2007	2006
	(Dollars in millions)
Residential Mortgage Banking:
Residential mortgage production income	$127	$47	$46	170.2%	2.2%
Residential Mortgage Servicing:
Residential mortgage servicing fees	145	114	102	27.2	11.8
Residential mortgage servicing rights (decrease) increase in fair value due to change in valuation inputs or assumptions	(220)	(60)	21
Mortgage servicing rights hedging gains (losses)	262	64	(17)

Net	42	4	4	NM	—
Realization of expected residential mortgage servicing rights cash flows	(94)	(90)	(80)	4.4	12.5

Total residential mortgage servicing income	93	28	26	232.1	7.7

Total residential mortgage banking income	220	75	72	193.3	4.2

Commercial Mortgage Banking:
Commercial mortgage banking revenues	69	46	40	50.0	15.0
Amortization of commercial mortgage servicing rights	(14)	(6)	(4)	133.3	50.0

Total commercial mortgage banking income	55	40	36	37.5	11.1

Total mortgage banking income	$275	$115	$108	139.1	6.5

	As of/ For the Years Ended December 31,			% Change
				2008 v. 2007	2007 v. 2006
Mortgage Banking Statistical Information	2008	2007	2006
	(Dollars in millions)
Residential mortgage originations	$16,438	$11,940	$9,889	37.7%	20.7%
Residential mortgage loans serviced for others	40,677	32,093	28,232	26.7	13.7
Residential mortgage loan sales	13,405	7,547	5,282	77.6	42.9
Commercial mortgage originations	3,717	3,012	2,906	23.4	3.6
Commercial mortgage loans serviced for others	23,902	20,752	9,206	15.2	125.4

Mortgage banking income increased $160 million, or 139.1% during 2008. BB&T adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115,” (“SFAS No. 159” or the “Fair Value Option”) for the majority of loans originated for sale after January 1, 2008, and implemented the provisions of Staff Accounting Bulletin No. 109 “Written Loan Commitments Recorded at Fair Value through Earnings” (“SAB 109’). As a result of the adoption of both standards, mortgage banking income increased approximately $74 million compared to 2007. Of the $74 million increase relating to the adoption of these accounting standards, approximately $55 million relates to the elimination of the provisions of SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases—an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17,” (“SFAS No. 91”) on loans accounted for at fair value and resulted in a corresponding increase in personnel expense. The net change in the valuation of mortgage servicing rights resulted in a $38 million increase compared to 2007. The $38 million increase was the result of the mortgage servicing rights hedge outperforming the decline in the value of the asset. The positive hedge performance was attributable to (i) the strong appreciation of option-based hedge instruments, which occurs during periods of extreme interest rate volatility, and (ii) the favorable hedge effectiveness against the interest rate basis movements between mortgages and swap-based hedge instruments. Excluding the impact of these items, mortgage banking income increased $48 million, or 43.2%, compared to the prior year. The growth in mortgage banking income includes strong production revenues from both residential and commercial mortgage banking operations. The growth in commercial mortgage banking revenues was the result of the acquisition of Collateral Real Estate Capital, LLC (“Collateral”) in the fourth quarter of 2007. BB&T combined the operations of Collateral with its existing mortgage banking operations and renamed the subsidiary Grandbridge Real Estate Capital LLC (“Grandbridge”). The acquisition of Collateral significantly expanded the size and product offerings of BB&T’s commercial mortgage banking activities. Mortgage banking income increased $7 million, or 6.5%, during 2007. The growth in 2007 included an increase of $4 million, or 11.1%, in commercial mortgage banking income primarily generated by Grandbridge. The acquisition of Collateral in the fourth quarter of 2007 was the primary reason for the 125.4% increase in commercial mortgage loans serviced for others at year-end 2007 compared to the prior year-end. BB&T’s residential mortgage banking income also increased $3 million during 2007 compared to 2006. While residential mortgage loan sales increased 42.9% during 2007, gains and other revenues associated with those sales only increased 2.2% due to increased competition in the marketplace.

BB&T recognized $107 million in net securities gains during 2008 compared to net losses of $3 million and $73 million during 2007 and 2006, respectively. The net securities gains recognized in 2008 included $211 million of gains from securities sales and $104 million of losses as a result of other-than-temporary impairments. The losses recognized in 2006 were primarily in connection with an announced restructuring of a portion of the securities portfolio that was undertaken in the fourth quarter of 2006.

Income from bank owned life insurance (“BOLI”) decreased $17 million, or 16.8%, in 2008 compared to 2007, primarily due to a valuation adjustment that resulted from a decline in the underlying assets of certain insurance policies. BOLI income increased $8 million, or 8.6%, in 2007 compared to 2006.

Other income decreased slightly in 2008 compared to 2007. The current year included gains related to BB&T’s ownership interest and sale of Visa, Inc. stock that amounted to $80 million. In addition, revenues from client derivative activities were $22 million higher in 2008 compared to 2007. These increases were offset by a number of factors, including a $50 million decline in the value of various financial assets isolated for the purpose of providing post-employment benefits. The decline in the value of these assets is neutral to net income as these losses relate to participant’s accounts and reduce the amount of benefits that will be paid in the future. Earnings from investments in low income housing partnerships that generate tax benefits declined $39 million and net revenues from BB&T’s venture capital investments declined $26 million. In addition, the current year’s results were affected by certain items that were recorded in 2007, including the sale of an insurance operation and losses from capital markets activities as mentioned below. The 23.9%, or $28 million, decrease in 2007 compared to 2006, was primarily due to approximately $33 million in losses from capital markets activities during the last half of 2007. These losses were primarily caused by disruptions in the financial markets that decreased the value of certain trading securities and derivative contracts. In addition, BB&T sold an insurance operation during 2007, which produced a gain of $19 million. BB&T also generated $17 million in additional revenues from client derivative activities. Other income for 2007 also reflects lower revenues from venture capital investments, which decreased

$15 million compared to 2006, and decreased revenues of $11 million related to various financial assets isolated for the purpose of providing post-employment benefits.

The ability to generate significant amounts of noninterest revenue in the future will be very important to the continued financial success of BB&T. Through its subsidiaries, BB&T will continue to focus on asset management, mortgage banking, trust, insurance, investment banking and brokerage services, as well as other fee-producing products and services. BB&T plans to continue to pursue acquisitions of additional financial services companies, including insurance agencies and other fee income producing businesses as a means of expanding fee-based revenues. Also, among BB&T’s principal strategies following the acquisition of a financial institution is the cross-sell of noninterest income generating products and services to the acquired institution’s client base. As previously mentioned, management has set a goal to increase the contribution of noninterest revenue sources to 45% over the next few years.

Noninterest Expense

Noninterest expense totaled $3.9 billion in 2008, $3.6 billion in 2007 and $3.5 billion in 2006. Noninterest expense includes certain merger-related and restructuring charges recorded during the years 2008, 2007 and 2006 as noted in Table 18 below. These amounts totaled $15 million in 2008, $21 million in 2007 and $18 million in 2006. Additional disclosures related to these merger-related and restructuring charges are presented in “Merger-Related and Restructuring Charges.” The table below shows the components of noninterest expense and the discussion that follows explains the composition of certain categories and the factors that caused them to change in 2008 and 2007.

Table 18

Noninterest Expense

	Years Ended December 31,			% Change
				2008 v. 2007	2007 v. 2006
	2008	2007	2006
	(Dollars in millions)
Salaries and wages	$1,863	$1,715	$1,700	8.6%	.9%
Pension and other employee benefits	338	379	377	(10.8)	.5

Total personnel expenses	2,201	2,094	2,077	5.1	.8

Net occupancy expense on bank premises	310	286	253	8.4	13.0
Furniture and equipment expense	199	191	196	4.2	(2.6)

Total occupancy and equipment expenses	509	477	449	6.7	6.2

Professional services	200	139	120	43.9	15.8
Loan processing expenses	125	111	103	12.6	7.8
Amortization of intangibles	100	104	104	(3.8)	—
Foreclosed property expense	79	31	18	154.8	72.2
Software	74	58	58	27.6	—
Travel and transportation	52	52	48	—	8.3
Advertising and public relations	50	45	55	11.1	(18.2)
Deposit related expense	49	43	38	14.0	13.2
Other marketing expense	46	46	30	—	53.3
Telephone	42	43	44	(2.3)	(2.3)
Supplies	40	38	37	5.3	2.7
Regulatory charges	30	14	15	114.3	(6.7)
Merger-related and restructuring charges, net	15	21	18	(28.6)	16.7
Other noninterest expenses	309	320	302	(3.4)	6.0

Total noninterest expense	$3,921	$3,636	$3,516	7.8	3.4

The 7.8% increase in total noninterest expense during 2008 compared to 2007 was primarily due to increases in personnel costs, professional services and foreclosed property expense. The 3.4% increase in total noninterest expense during 2007 compared to 2006 reflects strong cost controls. The increases during 2008 and 2007 were impacted by the acquisitions of AFCO and Coastal during 2007 and several nonbank financial services companies during 2008 and 2007.

Total personnel expense is the largest component of noninterest expense and includes salaries and wages, as well as pension and other employee benefit costs. The 2008 increase of 5.1% resulted primarily from additional salaries and wages as a result of acquisitions and the implementation of the fair value option for loans held for sale, which changed the accounting for loan origination costs. Total salaries and wages expense increased $148 million, or 8.6%, in 2008 compared to 2007, primarily due to annual salary increases and higher overall headcount. The increase also includes approximately $55 million related to the change in accounting for loans held for sale as discussed previously and a decrease in annual incentive compensation. The 10.8% decrease in pension and other employee benefit costs was driven by a decrease in nonqualified defined contribution expense of $52 million, which is based on the value of assets in the participant’s accounts. In addition, defined benefit plan expenses were down $23 million compared to 2007 due to contributions made to the qualified pension plan in 2007 and 2008 that increased the estimated return on plan assets that is recorded as a component of defined benefit plan expense. These decreases were partially offset by an increase in health care and other welfare expenses of $20 million compared to 2007. The 2007 increase of .8% resulted primarily from additional salaries and wages as a result of acquisitions and an increase in health care expenses. Total salaries and wages expense increased $15 million in 2007 compared to 2006, including higher equity-based compensation, which grew $12 million compared to 2006. The .5% increase in pension and other employee benefit costs was also affected by the additional salaries and wages expense, which caused increases in social security taxes and defined contribution plan expenses of $5 million each compared to 2006. In addition, health care and other welfare expenses increased $14 million which were offset by a decrease in pension expense of $18 million compared to 2006. Additional disclosures relating to BB&T’s benefit plans can be found in Note 14 “Benefit Plans” in the “Notes to Consolidated Financial Statements.”

Net occupancy and equipment expense increased $32 million, or 6.7%, in 2008. During 2007, net occupancy and equipment expense increased by $28 million, or 6.2%. The increases in 2008 and 2007 were largely a result of increased lease expenses due to BB&T’s de novo branching strategy.

Other noninterest expenses increased $146 million, or 13.7%, compared to 2007, which reflected an increase of $75 million, or 7.6%, compared to 2006. The 2008 increase was primarily the result of increases in professional services and foreclosed property expense of $61 million and $48 million, respectively, which are directly related to the downturn in the residential real estate markets. Regulatory charges, software expenses and loan processing costs also increased $16 million, $16 million and $14 million, respectively, from the prior year. The 2007 increase reflected higher professional services, marketing expenses, foreclosed property expenses and loan processing costs. The increases for 2008 and 2007 were impacted by acquisitions completed during the past two years. Please refer to Table 18 for additional detail on fluctuations in other categories of noninterest expense.

Merger-Related and Restructuring Charges

BB&T recorded certain merger-related and restructuring charges during the years 2008, 2007 and 2006. These charges are reflected in BB&T’s Consolidated Statements of Income as a category of noninterest expense. Please Refer to Note 2 “Business Combinations” in the “Notes to Consolidated Financial Statements” for a summary of mergers and acquisitions consummated during the three years ended December 31, 2008.

The 2008 net merger-related and restructuring charges of $15 million were primarily associated with the acquisitions of insurance agencies and other merger-related and restructuring activities. During 2007, BB&T recorded merger-related and restructuring charges of $21 million. These expenses were recorded in connection with the acquisition of Coastal and other merger-related and restructuring activities. During 2006, BB&T recorded $18 million of merger-related and restructuring charges. These amounts were primarily associated with the write-off of duplicate software and systems conversions in connection with the acquisition of Main Street Banks Inc., which was completed during the year.

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

Table 19

Summary of Merger-Related and Restructuring Charges (Gains)

	For the Year Ended December 31,
	2008	2007	2006
	(Dollars in millions)
Severance and personnel-related	$5	$8	$2
Occupancy and equipment	3	2	(2)
Other	7	11	18

Total	$15	$21	$18

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

	Merger-related And Restructuring Accrual Activity
	(Dollars in millions)
	Balance January 1, 2007	Accrued at acquisition	Merger- related and restructuring charges	Utilized	Other, net	Balance December 31, 2007
Severance and personnel-related	$12	$4	$8	$(15)	$—	$9
Occupancy and equipment	4	1	2	(3)	—	4
Other	2	3	11	(13)	—	3

Total	$18	$8	$21	$(31)	$—	$16

	Balance January 1, 2008	Accrued at acquisition	Merger- related and restructuring charges	Utilized	Other, net	Balance December 31, 2008
Severance and personnel-related	$9	$3	$5	$(10)	$—	$7
Occupancy and equipment	4	1	3	(2)	—	6
Other	3	8	7	(8)	1	11

Total	$16	$12	$15	$(20)	$1	$24

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

In general, a major portion of accrued costs are utilized in conjunction with or immediately following the systems conversion, when most of the duplicate positions are eliminated and the terminated employees begin to receive severance. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at December 31, 2008 are expected to be utilized during 2009, unless they relate to specific contracts that expire in later years.

Provision for Income Taxes

BB&T’s provision for income taxes totaled $550 million for 2008, a decrease of $286 million, or 34.2%, compared to 2007. The decline in the provision for income taxes during 2008 was largely due to lower pretax income, offset by a credit of $60 million related to leveraged leases as discussed below. The provisions for income taxes totaled $836 million in 2007 and $945 million in 2006. BB&T’s effective tax rates for the years ended 2008, 2007 and 2006 were 26.6%, 32.5%, and 38.2%, respectively. In 2006, the higher provision for income taxes and the higher effective tax rate were primarily the result of an adjustment of $139 million to BB&T’s tax reserves for leveraged lease transactions as discussed below. A reconciliation of the effective tax rate to the statutory tax rate is included in Note 13 “Income Taxes” in the “Notes to Consolidated Financial Statements” herein.

BB&T has extended credit to, and invested in, the obligations of states and municipalities and their agencies, and has made other investments and loans that produce tax-exempt income. The income generated from these investments together with certain other transactions that have favorable tax treatment have reduced BB&T’s overall effective tax rate from the statutory rate in 2008, 2007 and 2006.

BB&T continually monitors and evaluates the potential impact of current events and circumstances on the estimates and assumptions used in the analysis of its income tax positions and, accordingly, BB&T’s effective tax rate may fluctuate in the future. On a periodic basis, BB&T evaluates its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate. This evaluation takes into consideration the status of current taxing authorities’ examinations of BB&T’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment in relation to tax-advantaged transactions. Accordingly, the results of these examinations may alter the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. In addition, BB&T may make payments or deposits to the IRS in connection with tax disputes to stop the accrual of additional interest and penalties, while it pursues resolution of these matters. Please refer to Note 13 “Income Taxes” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to BB&T’s unresolved tax issues related to tax examinations by the IRS and other taxing authorities.

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

Due to the timing of the District Court’s ruling and its potential impact on BB&T’s other leveraged lease transactions, BB&T recorded $139 million in additional reserves in the fourth quarter of 2006 and paid $1.2 billion to the IRS during the first quarter of 2007. This payment represented the total tax and interest due on these transactions for all open years. The tax paid relates to differences in the timing of income recognition and deductions for income tax purposes for which deferred taxes had been previously provided. During the fourth quarter of 2008, BB&T agreed to treat its leveraged leases in accordance with the IRS’s proposal that, among other things, allows 20% of deductions, imputes interest income and deems the remaining transactions to be terminated as of December 31, 2008. As a result of this settlement, BB&T recognized pre-tax interest income of $93 million, or $60 million after-tax, which is reflected as a reduction in tax expense. As a result of changes in the timing of tax payments, FSP FAS 13-2 required a recalculation of each transaction that resulted in a $67 million charge to interest income and a corresponding $24 million tax benefit.

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

BB&T utilizes a variety of financial instruments to manage various financial risks. These instruments, commonly referred to as derivatives, primarily consist of interest-rate swaps, swaptions, caps, floors, collars, financial forward and futures contracts, when-issued securities and options written and purchased. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. BB&T uses derivatives primarily to manage risk related to securities, business loans, Federal funds purchased, long-term debt, mortgage servicing rights, mortgage banking operations and certificates of deposit. BB&T also uses derivatives to facilitate transactions on behalf of its clients. BB&T’s derivatives produced a benefit to net interest income of $101 million during 2008 and resulted in a decrease in net interest income of $19 million and $8 million in 2007 and 2006, respectively. The increase in benefits to net interest income from 2007 to 2008 can primarily be attributed to decreases in rates that affected the benefits received on BB&T’s interest rate swaps on its medium and long-term debt.

Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties, and are not a measure of financial risk. On December 31, 2008, BB&T had derivative financial instruments outstanding with notional amounts totaling $74.2 billion. The estimated net fair value of open contracts was $626 million at December 31, 2008.

See Note 19 “Derivative Financial Instruments” in the “Notes to Consolidated Financial Statements” herein for additional disclosures.

Impact of Inflation and Changing Interest Rates

The majority of BB&T’s assets and liabilities are monetary in nature and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories.

Fluctuations in interest rates and actions of the Federal Reserve Board to regulate the availability and cost of credit have a greater effect on a financial institution’s profitability than do the effects of higher costs for goods and services. Through its balance sheet management function, which is monitored by the Market Risk and Liquidity Committee, management believes that BB&T is positioned to respond to changing needs for liquidity, changes in interest rates and inflationary trends.

BB&T’s interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions at December 31, 2008, and is not necessarily indicative of positions on other dates. The carrying amounts of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows.

Table 20

Interest Rate Sensitivity Gap Analysis

December 31, 2008

	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in millions)
Assets
Securities and other interest- earning assets (1,4)	$13,366	$7,187	$3,904	$10,259	$34,716
Federal funds sold and securities purchased under resale agreements or similar arrangements	350	—	—	—	350
Loans and leases (2)	67,294	17,569	7,422	6,384	98,669

Total interest-earning assets	81,010	24,756	11,326	16,643	133,735

Liabilities
Client time deposits	20,255	8,246	3,677	—	32,178
Other client deposits with no stated maturity (3)	16,863	6,226	2,805	11,854	37,748
Other interest-bearing deposits	14,339	252	91	356	15,038
Federal funds purchased, securities sold under repurchase agreements and Short-term borrowed funds	10,788	—	—	—	10,788
Long-term debt (4)	5,251	1,771	913	10,097	18,032

Total interest-bearing liabilities	67,496	16,495	7,486	22,307	113,784

Asset-liability gap	$13,514	$8,261	$3,840	$(5,664)

Cumulative interest rate sensitivity gap	$13,514	$21,775	$25,615	$19,951

(1)	Securities based on amortized cost.
(2)	Loans and leases include loans held for sale and are net of unearned income.
(3)	Projected runoff of deposits that do not have a contractual maturity date was computed based upon decay rate assumptions developed by bank regulators to assist banks in addressing FDICIA rule 305.
(4)	The maturity periods have been adjusted to reflect the impact of hedging strategies.

Management uses Interest Sensitivity Simulation Analysis (“Simulation”) to measure the sensitivity of projected earnings to changes in interest rates. The Simulation model projects net interest income and interest rate risk for a rolling two-year period of time. Simulation takes into account the current contractual agreements that BB&T has made with its customers on deposits, borrowings, loans, investments and any commitments to enter into those transactions. Management monitors BB&T’s interest sensitivity by means of a computer model that incorporates the current volumes, average rates earned and paid, and scheduled maturities and payments of asset and liability portfolios, together with multiple scenarios of projected prepayments, repricing opportunities and anticipated volume growth. Using this information, the model projects earnings based on projected portfolio balances under multiple interest rate scenarios. This level of detail is needed to simulate the effect that changes in interest rates and portfolio balances may have on the earnings of BB&T. This method is subject to the accuracy of the assumptions that underlie the process, but management believes that it provides a better illustration of the sensitivity of earnings to changes in interest rates than other analyses such as static or dynamic gap. In addition to Simulation analysis, BB&T uses Economic Value of Equity (“EVE”) analysis to focus on changes in capital given potential changes in interest rates. This measure also allows BB&T to analyze interest rate risk that falls outside the analysis window contained in the Simulation model. The EVE model is a discounted cash flow of the entire portfolio of BB&T’s assets, liabilities, and derivatives instruments. The difference in the present value of assets minus the present value of liabilities is defined as the economic value of the Banks’ equity.

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

The following table shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next twelve months under the “most likely” interest rate scenario incorporated into the Interest Sensitivity Simulation computer model. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related assets, cash flows and maturities of derivative financial instruments, loan volumes and pricing, deposit sensitivity, customer preferences and capital plans. The resulting change in interest sensitive income reflects the level of sensitivity that interest sensitive income has in relation to changing interest rates.

Table 21

Interest Sensitivity Simulation Analysis

Interest Rate Scenario			Annualized Hypothetical Percentage Change in Net Interest Income
Linear Change in Prime Rate	Prime Rate
	December 31,		December 31,
	2008	2007	2008	2007
3.00%	6.25%	10.25%	2.26%	(3.15)%
2.00	5.25	9.25	1.87	NA
1.50	4.75	8.75	1.85	(2.19)
1.00	4.25	8.25	1.65	NA
No Change	3.25	7.25	—	—
(0.25)	3.00	7.00	(1.54)	NA
(1.00)	2.25	6.25	NA	NA
(1.50)	1.75	5.75	NA	.44
(2.00)	1.25	5.25	NA	NA
(3.00)	.25	4.25	NA	1.29

During the first quarter of 2008, the Market Risk and Liquidity Committee revised its policy for measuring interest sensitivity to align more with peers. The new parameters for asset/liability management prescribe a maximum negative impact on net interest income of 2% for the next 12 months for a linear change of 100 basis points over four months followed by a flat interest rate scenario for the remaining eight month period, and a maximum negative impact of 4% for a linear change of 200 basis points over eight months followed by a flat interest rate scenario for the remaining four month period. Previously, management’s policy was a maximum negative impact on net interest income of 3% for the next 12 months for a linear change of 150 basis points over six months followed by a flat interest rate scenario for the remaining six month period, and a maximum negative impact of 6% for a linear change of 300 basis points over 12 months. Management only modeled a negative 25 basis point decline in the current period, because larger declines would have resulted in a Federal Funds rate of less than zero.

The following table shows the effect that the indicated changes in interest rates would have on EVE as projected under the “most likely” interest rate scenario incorporated into the EVE model. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related assets, cash flows and maturities of derivative financial instruments, loan volumes and pricing, and deposit sensitivity. The resulting change in the economic value of equity reflects the level of sensitivity that EVE has in relation to changing interest rates.

Table 22

Economic Value of Equity (“EVE”) Simulation Analysis

			Hypothetical Percentage Change in EVE
	EVE/Assets
Change in Rates	December 31,		December 31,
	2008	2007	2008	2007
2.00%	7.2%	6.1%	(2.6)%	(9.6)%
1.00	7.4	6.5	1.0	(3.9)
No Change	7.4	6.7	—	—
(0.25)	7.3	NA	(1.3)	NA
(1.00)	NA	6.5	NA	(2.8)
(2.00)	NA	5.8	NA	(13.8)

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

The primary source of funds used for Parent Company cash requirements has been dividends declared from Branch Bank, which totaled $1.2 billion during 2008, and net proceeds from the issuance of long-term debt, which totaled $716 million in 2008. Funds raised through master note agreements with commercial clients are placed in a note receivable at Branch Bank primarily for its use in meeting short-term funding needs and, to a lesser extent, to support the short-term temporary cash needs of the Parent Company. At December 31, 2008 and 2007, master note balances totaled $1.7 billion and $1.8 billion, respectively.

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

The Parent Company had five issues of subordinated notes outstanding totaling $3.1 billion at December 31, 2008. In addition, as of December 31, 2008, BB&T had $2.3 billion of junior subordinated debentures outstanding to unconsolidated trusts. Please refer to Note 10 “Long-Term Debt” in the “Notes to Consolidated Financial Statements” for additional information with respect to these subordinated notes and junior subordinated debentures.

Branch Bank has several major sources of funding to meet its liquidity requirements, including access to capital markets through issuance of senior or subordinated bank notes and institutional certificates of deposit, access to the FHLB system, dealer repurchase agreements and repurchase agreements with commercial clients, participation in the Treasury, Tax and Loan and Special Direct Investment programs with the Federal Reserve Bank, access to the overnight and term Federal funds markets, use of a Cayman branch facility, access to retail brokered certificates of deposit and a borrower in custody program with the Federal Reserve Bank for the discount window. As of December 31, 2008, BB&T has approximately $44 billion of secured borrowing capacity, which represents approximately 242% of one year wholesale funding maturities.

BB&T’s and Branch Bank’s ability to raise funding at competitive prices is affected by the rating agencies’ views of BB&T’s and Branch Bank’s credit quality, liquidity, capital and earnings. Management meets with the rating agencies on a routine basis to discuss the current outlook for BB&T and Branch Bank. The ratings for BB&T and Branch Bank by the four major rating agencies are detailed in the table below.

Table 23

Credit Ratings of BB&T Corporation and Branch Bank

December 31, 2008

	S&P	Moody’s	Fitch	DBRS
BB&T Corp.
Commercial Paper	A-1	P1	F1+	R-1(middle)
Issuer	A+	Aa3	AA-	AA(low)
LT/Senior debt	A+	(P)Aa3	AA-	AA(low)
Subordinated debt	A	A1	A+	A(high)
Trust Preferred Securities	BBB+	(P) A1	NA	A (high)

Branch Bank
Bank financial strength	AA-/A-1+	B+	A/B	NA
Long term deposits	AA-	Aa2	AA	AA
LT/Senior unsecured bank notes	AA-	Aa2	AA-	AA
Other long term senior obligations	A-1+	Aa2	AA-	AA
Other short term senior obligations	A-1+	P1	F1+	R-1(high)
Short term bank notes	A-1+	P1	F1+	R-1(high)
Short term deposits	A-1+	P1	F1+	R-1(high)
Subordinated bank notes	A+	Aa3	A+	AA(low)

Ratings Outlook:
Credit Trend	Stable	Negative	Stable	Stable

BB&T and Branch Bank have Contingency Funding Plans (“CFP”) designed to ensure that liquidity sources are sufficient to meet its ongoing obligations and commitments, particularly in the event of a liquidity contraction. The CFP is designed to examine and quantify the organization’s liquidity under various “stress” scenarios. Additionally, the CFP provides a framework for management and other critical personnel to follow in the event of a liquidity contraction or in anticipation of such an event. The CFP addresses authority for activation and decision making, liquidity options, and the responsibilities of key departments in the event of a liquidity contraction.

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

Contractual Obligations, Commitments, Contingent Liabilities, Off-Balance Sheet Arrangements, and Related Party Transactions

The following table presents, as of December 31, 2008, BB&T’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded in connection with FASB Interpretation No. 48 “Accounting for uncertainty in Income Taxes” because management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities. Further discussion of the nature of each obligation is included in Note 15 “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements.”

Table 24

Contractual Obligations and Other Commitments

December 31, 2008

	Total	Less than One Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(Dollars in millions)
Contractual Cash Obligations
Long-term debt	$18,032	$536	$2,488	$1,733	$13,275
Operating leases	934	131	220	153	430
Commitments to fund affordable housing investments	412	247	134	22	9
Venture capital commitments	222	68	117	13	24
Time deposits	47,216	34,594	8,498	3,768	356

Total contractual cash obligations	$66,816	$35,576	$11,457	$5,689	$14,094

BB&T’s significant commitments include certain investments in affordable housing and historic building rehabilitation projects throughout its market area. BB&T enters into such arrangements as a means of supporting local communities and recognizes tax credits relating to these investments. At December 31, 2008, BB&T’s investments in such projects totaled $891 million, which includes outstanding commitments of $412 million. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. Branch Bank typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. As of December 31, 2008, BB&T had $161 million in loan commitments outstanding related to these projects, of which $81 million had been funded. BB&T’s risk exposure relating to such commitments is generally limited to the amount of investments and loan commitments made. Please refer to Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” for further discussion of these investments in limited partnerships.

In addition, BB&T enters into derivative contracts to manage various financial risks. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. Derivative contracts are carried at fair value on the Consolidated Balance Sheets with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Derivative contracts are written in amounts referred to as notional amounts, which only provide the basis for calculating payments between counterparties and are not a measure of financial risk. Therefore, the derivative liabilities recorded on the balance sheet as of December 31, 2008 do not represent the amounts that may ultimately be paid under these contracts. Further discussion of derivative instruments is included in Note 1 “Summary of Significant Accounting Policies” and Note 19 “Derivative Financial Instruments” in the “Notes to Consolidated Financial Statements.”

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

BB&T holds public funds in certain states that do not require 100% collateralization on public fund bank deposits. In these states, should the failure of another public fund depository institution result in a loss for the public entity, the resulting shortfall would have to be absorbed on a pro-rata basis by the remaining financial institutions holding public funds in that state.

BB&T has investments and future funding commitments to certain venture capital funds. As of December 31, 2008, BB&T had investments of $168 million, net of minority interest, related to these ventures and future funding commitments of $222 million. BB&T’s risk exposure relating to such commitments is generally limited to the amount of investments and future funding commitments made.

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

BB&T previously contracted with an independent third party for the disbursement of official checks. BB&T terminated its arrangement with the third party during 2008. Under the terms of the agreement, BB&T acted as an agent for the third party in the issuance of official checks. Funds received from the buyers of official checks were transferred to the third party issuer to cover the checks when they are ultimately presented for payment. At December 31, 2008, the third party issuer had outstanding official checks that had been sold by BB&T totaling $97 million. The official check program is contractually arranged to substantially limit BB&T’s exposure to loss, since the third party is required to invest the funds received and maintain an equal relationship between outstanding checks and the balances available to cover the checks. BB&T monitors this relationship through a reconciliation process. However, in the event that the third party failed to honor official checks BB&T had sold as its agent, it is likely that BB&T would choose to reimburse the purchasers, though not contractually or legally obligated to do so.

BB&T’s significant commitments and obligations are summarized in the accompanying table. Not all of the commitments presented in the table will be used thus the actual cash requirements are likely to be significantly less than the amounts reported.

Table 25

Summary of Significant Commitments

December 31, 2008

(Dollars in millions)

Lines of credit	$15,270
Commercial letters of credit	34
Standby letters of credit and financial guarantees written	5,861
Other commitments (1)	19,874

Total significant commitments	$41,039

(1)	Other commitments include unfunded business loan commitments, unfunded overdraft protection on demand deposit accounts and other unfunded commitments to lend.

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

Tier 1 Capital Ratio	8.50%
Total Capital Ratio	12.00%
Tier 1 Leverage Capital Ratio	7.00%
Tangible Common Equity Ratio	5.50%

Payments of cash dividends to BB&T’s shareholders, which have generally been in the range of 40.0% to 60.0% of earnings, and repurchases of common shares are the methods used to manage any excess capital generated. In addition, management closely monitors the Parent Company’s double leverage ratio (investments in subsidiaries as a percentage of shareholders’ equity) with the intention of maintaining the ratio below 125.0%. The active management of the subsidiaries’ equity capital, as described above, is the process used to manage this important driver of Parent Company liquidity and is a key element in the management of BB&T’s capital position.

The capital of the subsidiaries also is regularly monitored to determine if the levels that management believes are the most beneficial and efficient for their operations are maintained. Management intends to maintain capital at Branch Bank and BB&T FSB at levels that will result in these subsidiaries being classified as “well-capitalized” for regulatory purposes. Secondarily, it is management’s intent to maintain Branch Bank’s capital at levels that result in regulatory risk-based capital ratios that are generally comparable with peers of similar size, complexity and risk profile. If the capital levels of Branch Bank increase above these guidelines, excess capital may be transferred to the Parent Company, subject to regulatory and other operating considerations, in the form of special dividend payments.

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

Table 26

Capital—Components and Ratios

	December 31,
	2008	2007
	(Dollars in millions)
Tier 1 capital	$13,446	$9,085
Tier 2 capital	5,663	5,148

Total regulatory capital	$19,109	$14,233

Risk-based capital ratios:
Tier 1 capital	12.3%	9.1%
Total regulatory capital	17.4	14.2
Tier 1 leverage ratio	9.9	7.2
Tangible common equity ratio	5.3	5.7

As further described below and reflected in the table, BB&T has entered into a transaction involving the issuance of capital securities (“Capital Securities”) by a Delaware statutory trust formed by the Company (the “Trust”). Simultaneously with the closing of this transaction, BB&T entered into a replacement capital covenant (the “Replacement Capital Covenant”) for the benefit of persons that buy, hold or sell a specified series of long-term indebtedness of the Company or its largest depository institution subsidiary (the “Covered Debt”). The Replacement Capital Covenant provides that neither BB&T nor any of its subsidiaries (including the Trust) will repay, redeem or purchase any of the Capital Securities and the securities held by the Trust (the “Other Securities”), as applicable, on or before the date specified in the Replacement Capital Covenant, with certain limited exceptions, except to the extent that, during the 180 days prior to the date of that repayment, redemption or purchase, the Company has received proceeds from the sale of qualifying securities that (i) have equity-like characteristics that are the same as, or more equity-like than, the applicable characteristics of the Capital Securities or Other Securities, as applicable, at the time of repayment, redemption or purchase, and (ii) the Company has obtained the prior approval of the Federal Reserve Board, if such approval is then required by the Federal Reserve Board.

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

Common Stock and Dividends

BB&T’s ability to pay dividends is primarily dependent on earnings from operations, the adequacy of capital and the availability of liquid assets for distribution. BB&T’s ability to generate liquid assets for distribution is dependent on the ability of Branch Bank to pay dividends to the Parent Company. The payment of cash dividends is an integral part of providing a competitive return on shareholders’ investments. The Corporation’s policy is to accomplish this while retaining sufficient capital to support future growth and to meet regulatory requirements. BB&T’s common dividend payout ratio, computed by dividing dividends paid per common share by basic earnings per common share, was 68.13% in 2008 as compared to 55.52% in 2007. BB&T’s payout ratio was higher in 2008 due to lower earnings during the economic recession. BB&T’s annual cash dividends paid per common share increased 5.7% during 2008 to $1.86 per common share for the year, as compared to $1.76 per common share in 2007. This increase marked the 37th consecutive year that the Corporation’s annual cash dividend paid to shareholders has been increased. A discussion of dividend restrictions is included in Note 16 “Regulatory Requirements and Other Restrictions” in the “Notes to Consolidated Financial Statements” and in the “Regulatory Considerations” section.

In addition, in connection with the sale of preferred stock to the Treasury Department under the CPP, BB&T is restricted from raising its dividend above the current level of $.47 per share, without the prior approval of the Treasury Department, for three years or until the preferred stock has been repaid.

BB&T’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “BBT”. BB&T’s common stock was held by approximately 358,000 shareholders at December 31, 2008 compared to approximately 324,000 at December 31, 2007. The accompanying table, “Quarterly Summary of Market Prices and Dividends Paid on Common Stock,” sets forth the quarterly high and low trading prices and closing sales prices for BB&T’s common stock and the dividends paid per share of common stock for each of the last eight quarters.

Table 27

Quarterly Summary of Market Prices and Cash Dividends Paid on Common Stock

	2008				2007
	Sales Prices			Cash Dividends Paid	Sales Prices			Cash Dividends Paid
	High	Low	Last		High	Low	Last
Quarter Ended:
March 31	$36.96	$25.92	$32.06	$.46	$44.30	$39.54	$41.02	$.42
June 30	37.85	21.40	22.77	.46	43.02	39.13	40.68	.42
September 30	45.31	18.71	37.80	.47	43.00	36.95	40.39	.46
December 31	40.00	21.47	27.46	.47	42.61	30.36	30.67	.46

Year	45.31	18.71	27.46	$1.86	44.30	30.36	30.67	$1.76

Share Repurchases

BB&T has periodically repurchased shares of its own common stock. In accordance with North Carolina law, repurchased shares cannot be held as treasury stock, but revert to the status of authorized and unissued shares upon repurchase.

On June 27, 2006, BB&T’s Board of Directors granted authority under a plan (the “2006 Plan”) for the repurchase of up to 50 million shares of BB&T’s common stock as needed for general corporate purposes. The 2006 Plan also authorizes the repurchase of the remaining shares from the previous authorization. The 2006 Plan remains in effect until all the authorized shares are repurchased unless modified by the Board of Directors. No shares were repurchased in connection with the 2006 Plan during 2008. During the years ended December 31, 2007 and 2006, BB&T repurchased 7 million shares and 22 million shares of common stock, respectively. In connection with the sale of preferred stock to the Treasury Department under the CPP, BB&T is restricted from repurchasing shares of its common stock, except for shares repurchased in connection with employee benefit plans based on normal past practices, for three years or until the preferred stock has been repaid.

Table 28

Share Repurchase Activity

	2008
	Total Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Shares Purchased Pursuant to Publicly-Announced Plan	Maximum Remaining Number of Shares Available for Repurchase Pursuant to Publicly-Announced Plan
	(Shares in Thousands)
October 1-31	3	$31.53	—	44,139
November 1-30	3	31.94	—	44,139
December 1-31	7	28.72	—	44,139

Total	13	30.11	—	44,139

(1)	Repurchases reflect shares exchanged or surrendered in connection with the exercise of equity-based awards under BB&T's equity-based compensation plans.
(2)	Excludes commissions.

Segment Results

BB&T’s operations are divided into seven reportable business segments: the Banking Network, Residential Mortgage Banking, Sales Finance, Specialized Lending, Insurance Services, Financial Services, and Treasury. These operating segments have been identified based primarily on BB&T’s organizational structure. See Note 21 “Operating Segments”, in the “Notes to Consolidated Financial Statements” herein, for additional disclosures related to BB&T’s operating segments, the internal accounting and reporting practices used to manage these segments and financial disclosures for these segments as required by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Fluctuations in noninterest income and noninterest expense incurred directly by the segments are more fully discussed in the “Noninterest Income” and “Noninterest Expense” sections of this discussion and analysis. Merger-related expenses in 2008, 2007 and 2006, the gains related to BB&T’s ownership interest with Visa, Inc. in 2008, certain securities gains and losses recorded in 2008, the net impact of the after-tax gain associated with BB&T’s leveraged lease settlement recorded in 2008, the additional tax provision recorded in 2006, the loss on sales of securities incurred in connection with the partial portfolio restructuring in 2006 and certain other charges are excluded from segment results as presented herein.

Banking Network

The Banking Network had solid internal loan and deposit growth during 2008, with total assets at year-end 2008 increasing 7.6% compared to 2007. The total Banking Network was composed of 1,511 banking offices at the end of 2008, an increase of 19 offices compared to 1,492 banking offices at December 31, 2007. The increase in offices was the result of a de novo branching strategy to expand BB&T’s presence in high growth markets and the acquisition of Haven Trust. Net income attributable to the Banking Network declined $588 million, or 35.9%, compared to 2007, primarily as a result of higher provision for loan loss expense. Comparing 2007 to 2006, net income in the Banking Network increased $86 million, or 5.5%.

Net interest income for the Banking Network totaled $3.2 billion in 2008 compared to $3.4 billion in 2007. The decline in the net interest income was primarily due to lower interest income on loans due to the decline in the prime rate that began in late 2007 and continued through 2008. Net interest income earned for 2007 increased by $130 million, or 3.9%, compared to 2006. The increase in net interest income during 2007 was primarily a result of an increase of $210 million in the net funds transfer pricing (“FTP”) credit provided to the Banking Network during 2007, offset by a decrease of $80 million in net interest income from clients. The decline in the net interest income from clients in 2007 compared to 2006 was primarily due to higher interest expense on deposits due to a shift by clients to higher cost products and growth in CDs.

The economic provision for loan and lease losses increased $685 million in 2008 compared to 2007, reflecting the deterioration in the residential acquisition and development portfolio, as well as growth in outstanding loans. The economic provision for loan and lease losses increased $10 million, or 6.9%, from 2006 to 2007. The increase during 2007 primarily reflected loan growth.

Noninterest income in the Banking Network increased $140 million, or 12.8%, during 2008, and $128 million, or 13.2% during 2007. The growth in noninterest income for 2008 and 2007 was primarily due to growth in overdraft fees, checkcard fees and other nondeposit fees and commissions. Noninterest income allocated from other segments, which is reflected as intersegment net referral fees (“referral fees”), increased $15 million, or 6.3%, compared to 2007, primarily due to higher referrals for mortgage lending. Referral fees increased $16 million, or 7.2%, compared to 2006, primarily due to higher referrals from the Financial Services segment. Noninterest expenses incurred within the Banking Network during 2008 increased $73 million, or 5.0%, compared to 2007. Comparing 2007 to 2006, noninterest expenses increased $70 million, or 5.0%, including additional costs related to the acquisition of Coastal. Allocated corporate expenses increased $112 million, or 19.0%, in 2008 primarily due to increased allocations for certain corporate overhead functions that were previously not allocated to the business units, and increases for loan administration expense, IT services and operations. The increase related to loan administration expense was the result in a change in the methodology for allocating these expenses between business segments. Comparing 2007 to 2006, allocated corporate expenses increased $60 million because of increased allocations of marketing and advertising expenses and other corporate support areas.

The provision for income taxes allocated to the Banking Network decreased $341 million in 2008 compared to 2007, primarily as a result of lower pretax income. Comparing 2007 to 2006, the provision for income taxes increased $48 million, or 5.5%, primarily as a result of higher pretax income.

Total identifiable assets for the Banking Network increased $4.6 billion in 2008, or 7.6%, to a total of $65.4 billion, compared to an increase of $4.1 billion, or 7.2%, in 2007. The increase in 2008 included the acquisition of Haven Trust, while the 2007 increase included the acquisition of Coastal.

Residential Mortgage Banking

BB&T’s mortgage originations totaled $16.4 billion in 2008, up 37.7% from $11.9 billion in 2007. BB&T’s residential mortgage servicing portfolio, which includes portfolio loans on BB&T’s balance sheet and loans serviced for third parties, totaled $59.7 billion at year-end 2008 compared to $51.0 billion at December 31, 2007. Net income attributable to the Residential Mortgage Banking segment increased slightly in 2008, as strong growth in noninterest income was offset by an increase in the economic provision for loan loss. 2008 results in the Residential Mortgage Banking segment were also aided by the implementation of the Fair Value Option for loans held for sale on January 1, 2008.

Net interest income for the Residential Mortgage Banking segment totaled $300 million in 2008, up 19.5% compared to $251 million in 2007. Net interest income in 2007 was up 1.6% compared to 2006. The increase in net interest income in 2008 and 2007 was primarily the result of growth in the held for investment loan portfolio, offset by higher funding costs.

The economic provision for loan and lease losses was $134 million for 2008, up significantly compared to 2007. The growth in the provision reflected higher losses in 2008 and the significant deterioration in residential real estate markets, especially in Florida, Georgia and metro Washington D.C.

Noninterest income in the Residential Mortgage Banking segment increased $104 million in 2008. This increase includes the impact of the implementation of the Fair Value Option for loans held for sale, which resulted in an increase of approximately $21 million in noninterest income when compared to 2007. The remaining variance included a $38 million increase in the net mortgage servicing rights valuation and growth in servicing fees. Noninterest income was up $11 million in 2007 compared to 2006, primarily reflecting higher gains from loan sales. Noninterest expenses incurred within the Residential Mortgage Banking segment increased $20 million, or 31.3%, compared to 2007, reflecting higher salaries and wages and foreclosed property expense. Noninterest expense for 2007 was up $11 million, or 20.8%, during 2007, primarily reflecting higher personnel costs.

Total identifiable assets for the Residential Mortgage Banking segment increased $525 million, or 2.8%, from 2007 and $2.1 billion, or 12.6%, from 2007 to 2006, reflecting increases in mortgage loans due to growth in originations in 2008 and 2007 and improved loan retention due to historically slow prepayments in 2008 and 2007.

Sales Finance

Net income from the Sales Finance segment decreased $16 million, or 47.1%, in 2008 compared to 2007, reflecting higher provision for loan loss expenses. Net income for 2007 was up slightly compared to 2006.

Net interest income from the Sales Finance segment decreased slightly during 2008 compared to 2007. The decrease in net interest income during 2008 included an increase of $25 million, or 6.6%, from clients, and an increase in the FTP charge of $27 million, or 10.5%. During 2007, net interest income increased $8 million, or 7.1%, compared to 2006. The decrease in net interest income during 2007 included an increase of $70 million, or 22.9%, from clients, and an increase in the FTP charge of $62 million, or 32.0%.

The economic provision for loan and lease losses was up 90.5% in 2008 after being flat in 2007. The increase in 2008 reflects higher loss rates and the current weak economic conditions.

The Sales Finance segment was assessed referral fees of $13 million in 2008 and 2007 to compensate the Banking Network for services. Noninterest expenses incurred within the Sales Finance segment increased 12.0% in 2008 after increasing $2 million, or 8.7%, during 2007. Allocated corporate expense increased slightly in 2008 compared to 2007 after increasing $2 million in 2007 compared to 2006.

The provision for income taxes allocated to the Sales Finance segment during 2008 was down $9 million, mainly as a result of lower pretax income. During 2007, the provision for income taxes was also up slightly due to higher pretax income.

Total identifiable assets for the Sales Finance segment increased $331 million, or 5.7%, compared to 2007 and $300 million, or 5.5%, from 2007 to 2006.

Specialized Lending

BB&T’s Specialized Lending segment continued to expand during 2008 primarily through internal growth. Net income from the Specialized Lending segment was $21 million for 2008, down 71.2% compared to 2007. The decline in net income in 2008 was primarily the result of a higher provision for credit losses, which more than offset the increase in net interest income and noninterest income. Net income in 2007 was down $9 million, or 11.0% compared to 2006. Net interest income totaled $501 million in 2008, an increase of 10.6% compared to 2007. Net interest income in 2008 consisted of $711 million in net interest income from clients less an FTP charge of $210 million. The growth in net interest income was due to growth in the lending portfolio. Comparing 2007 to 2006, net interest income increased $77 million, or 20.5%. Net interest income in 2007 consisted of $676 million of net interest income from clients less an FTP charge of $223 million. The growth in net interest income in 2007 was a result of growth in the lending portfolio, offset by higher funding costs. Average loans for the Specialized Lending segment increased 8.6% during 2008 compared to 2007.

The economic provision for loan and lease losses totaled $301 million in 2008, an increase of $107 million compared to 2007. Comparing 2007 to 2006 the economic provision for loan and lease losses increased $57 million, or 41.6%. Due to the overall higher credit risk profiles of some of the clients of Specialized Lending, loss rates are expected to be higher than conventional bank lending. Loss rates are also affected by shifts in the portfolio mix of the underlying subsidiaries.

Noninterest income produced by the Specialized Lending segment totaled $116 million in 2008, an increase of $26 million, or 28.9%, compared to 2007. The increase in 2008 was largely attributable to growth in revenues from commercial mortgage banking activities. Comparing 2007 to 2006, noninterest income increased $16 million, or 21.6%. The increase during 2007 was primarily due to growth in revenues from operating leases and commercial mortgage banking activities. Noninterest expenses incurred within the Specialized Lending segment in 2008 totaled $243 million, an increase of $37 million, or 18.0%, compared to 2007, and allocated corporate expenses increased $13 million, or 52.0%. Comparing 2007 to 2006, noninterest expenses totaled $206 million, an increase of $43 million, or 26.4%, and allocated corporate expenses increased $5 million, or 25.0%, from 2006 to 2007. The increases in noninterest expenses incurred within the Specialized Lending segment and the allocated corporate expenses were due to a combination of internal growth and growth from acquisitions.

The provision for income taxes allocated to the Specialized Lending segment decreased $31 million, or 68.9%, in 2008 compared to 2007, primarily as a result of lower pretax income. Comparing 2007 to 2006, the provision for income taxes decreased $3 million, or 6.3%, also a result of lower pretax income.

Total identifiable assets for the Specialized Lending segment increased $1.0 billion, or 17.2%, from 2008 to 2007 primarily due to internal growth. Comparing 2007 to 2006, total identifiable assets increased $1.8 billion, or 48.2%, due to internal growth and growth from acquisitions.

Insurance Services

Net income from the Insurance Services segment declined $17 million in 2008 compared to 2007. Comparing 2007 to 2006, net income increased $36 million, or 40.4%. The 2007 results included a pre-tax gain of $19 million from the sale of an insurance agency operation.

Noninterest income produced by the Insurance Services segment totaled $907 million during 2008, an increase of $68 million, or 8.1%, compared to 2007. Internal growth combined with the expansion of BB&T’s insurance agency network and insurance brokerage operations through acquisitions during the last two years were responsible for the growth in noninterest income. Comparing 2007 to 2006, noninterest income increased $56 million, or 7.2%. The growth during 2007 includes the $19 million gain mentioned above. Noninterest expenses incurred within the Insurance Services segment increased $73 million or 11.7%, while allocated corporate expenses increased $14 million, or 50.0%. The overall increase in noninterest expenses within the Insurance Services segment during 2008 principally resulted from the continued expansion of the BB&T insurance agency network. Comparing 2007 to 2006, noninterest expenses and allocated corporate expenses increased slightly, reflecting strong expense control.

The changes in the provision for income taxes allocated to the Insurance Services segment were largely consistent with changes in the levels of pretax income for the years 2008 compared to 2007 and 2007 compared to 2006.

Financial Services

Net income from the Financial Services segment increased $31 million, or 43.7%, in 2008. This followed an increase of $9 million in 2007. The Financial Services segment had improved performance from its investment banking and brokerage operations and corporate banking initiative during 2008.

Net interest income for the Financial Services segment totaled $76 million in 2008, an increase of $21 million, or 38.2%, compared to 2007. Comparing 2007 to 2006, net interest income increased $11 million, or 25.0%. The increase in net interest income during 2008 was largely a result of the Financial Services division focus on growing its corporate banking program, while the increase during 2007 was due to higher FTP credits received by the Financial Services segment.

Noninterest income in the Financial Services segment in 2008 totaled $630 million, up $77 million, or 13.9%, compared to $553 million earned during 2007, which was a slight increase compared to 2006. The revenue increase in 2008 was partially due to strong revenues from investment banking and brokerage operations, as well as increased revenues from the sale of client derivatives. These increases were partially offset by lower revenues from trust and investment advisory services. Noninterest expenses incurred by Financial Services in 2008 increased $47 million compared to 2007, after increasing slightly in the prior year. The increase in noninterest expenses in 2008 was largely due to increased personnel costs.

The provision for income taxes allocated to Financial Services increased $23 million in 2008 compared to 2007, while 2007 was flat compared to 2006. The increase in the provision for income taxes allocated to the Financial Services segment in 2008 compared to 2007 was primarily a result of higher pretax income. While pretax income increased 9.2% in 2007 compared to 2006, the provision for income taxes was flat due to a higher level of tax exempt income earned in 2007. Total identifiable segment assets for Financial Services decreased to a total of $2.9 billion at December 31, 2008, compared to $4.1 billion at year-end 2007, which were up from $2.2 billion at December 31, 2006. The fluctuations in assets within the Financial Services segment are largely related to the size of the trading portfolio.

Treasury

Net income from the Treasury segment was $313 million in 2008, up substantially from a loss of $86 million in 2007 and a loss of $48 million in 2006. Net income in the Treasury segment is subject to fluctuations based on the interest sensitivity of the Corporation’s balance sheet. The increase in 2008 largely reflects growth in interest income from a larger securities portfolio and lower funding costs.

Net interest income for the Treasury segment was $293 million in 2008 compared to an expense of $292 million in 2007. Net interest income for 2008 consisted of $300 million of net interest income and $7 million of expense from the FTP charge. The improvement in net interest income was primarily due to lower funding costs and FTP credits paid on deposits and other funding sources. For 2007, net interest income for the Treasury segment consisted of $134 million of net interest expense and $158 million of expense from the FTP charge. The improvement in net interest income from external sources was primarily due to slower growth in funding costs compared to growth in interest income from investments, while the additional FTP charge resulted from higher credits paid on deposits and other funding sources.

Noninterest income in the Treasury segment is primarily related to BOLI income. During 2008, noninterest income earned by the Treasury segment totaled $140 million, an increase of 26.1%, compared to $111 million earned during 2007. The increase in noninterest income during 2008 included certain securities gains that were retained in the Treasury segment, offset by a decrease from BOLI income due to valuation adjustments recorded in the 2008. For 2006, noninterest income within the Treasury segment totaled $117 million.

The provision for income taxes allocated to the Treasury segment during 2008 was an expense of $104 million compared to a benefit of $106 million and $94 million for 2007 and 2006, respectively. The changes in the tax benefits allocated to the Treasury segment are a combination of changes in the level of pretax income and tax exempt income. Total identifiable assets for the Treasury segment increased $13.3 billion, or 55.1%, in 2008 compared to 2007, following a slight decrease in 2007 compared to 2006. As of December 31, 2008, total identifiable assets in the Treasury segment were $37.4 billion. The increase in assets largely reflects the initial deployment of capital related to the CPP.

Fourth Quarter Results

Net income for the fourth quarter of 2008 was $305 million, compared to $411 million for the comparable period of 2007. Net income available to common shareholders for the fourth quarter of 2008 was $284 million. Diluted net income for the fourth quarter of 2008 was $.51 per common share compared to $.75 for the same period a year ago. Annualized returns on average assets and average common equity were .86% and 8.47%, respectively, for the fourth quarter of 2008, compared to 1.24% and 12.89%, respectively, for the fourth quarter of 2007.

Results for the fourth quarter of 2008 include $66 million in after-tax securities gains, $39 million in after-tax other-than-temporary impairment charges and $17 million in net after tax gains related to a settlement with the IRS in connection with leveraged lease transactions.

Net interest income amounted to $1.1 billion for the fourth quarter of 2008, an increase of 7.5% compared to $991 million for the same period of 2007. Noninterest income totaled $807 million for the fourth quarter of 2008, up 12.4% from $718 million earned during the fourth quarter of 2007. The growth in noninterest income in the fourth quarter of 2008 compared to the same period of 2007 was driven by increases in mortgage banking income, investment banking and brokerage operations, net securities gains and insurance income. BB&T’s noninterest expense for the fourth quarter of 2008 totaled $1.0 billion, up 7.6% from the $942 million recorded in the fourth quarter of 2007.

The fourth quarter 2008 provision for credit losses increased 187.0% to $528 million, compared to $184 million for the fourth quarter of 2007. The increase in the provision for credit losses reflects the deteriorating credit quality of the loan portfolio that has resulted from the distressed residential real estate markets and economic recession. The increase in the provision for credit losses also reflects higher net charge-offs in the fourth quarter of 2008, compared to the fourth quarter of 2007.

The fourth quarter 2008 provision for income taxes totaled $25 million, a decrease of $147 million compared to $172 million for the same period of 2007. The provision for income taxes declined as a result of lower pre-tax income and a $60 million credit to income tax expense related to BB&T’s settlement with the IRS.

The accompanying table, “Quarterly Financial Summary—Unaudited,” presents condensed information relating to quarterly periods in the years ended December 31, 2008 and 2007.

Table 29

Quarterly Financial Summary—Unaudited

	2008				2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in millions, except per share data)
Consolidated Summary of Operations:
Interest income	$1,729	$1,793	$1,790	$1,895	$2,012	$2,030	$1,961	$1,891
Interest expense	664	705	722	878	1,021	1,052	995	946
Provision for credit losses	528	364	330	223	184	105	88	71
Securities gains (losses), net	41	13	10	43	1	6	1	(11)
Other noninterest income	766	779	817	728	717	669	728	663
Noninterest expense	1,014	1,009	962	936	942	888	923	883
Provision for income taxes (1)	25	149	175	201	172	216	226	222

Net income	$305	$358	$428	$428	$411	$444	$458	$421

Net income available to common shareholders	$284	$358	$428	$428	$411	$444	$458	$421

Basic earnings per common share	$.51	$.65	$.78	$.78	$.75	$.81	$.84	$.78

Diluted earnings per common share	$.51	$.65	$.78	$.78	$.75	$.80	$.83	$.77

Selected Average Balances:
Assets	$141,555	$136,933	$135,557	$133,425	$131,009	$128,633	$124,848	$121,054
Securities, at amortized cost	26,573	24,083	23,898	23,414	23,967	24,246	23,124	21,872
Loans and leases (2)	97,224	95,943	94,866	92,718	90,805	89,090	86,939	84,894
Total earning assets	125,144	121,001	119,799	117,414	116,029	114,441	111,030	107,606
Deposits	91,986	90,021	86,685	86,583	85,260	84,223	81,959	82,523
Federal funds purchased, securities sold under repurchase agreements and short-term debt	12,296	8,915	10,350	10,760	10,739	9,892	9,000	7,627
Long-term debt	17,700	20,770	21,697	19,201	18,864	18,721	18,471	16,086
Total interest-bearing liabilities	108,684	106,525	105,646	103,868	101,823	99,588	96,063	93,290
Shareholders’ equity	14,924	13,133	12,982	12,929	12,655	12,359	12,113	11,522

(1)	Fourth quarter 2008 and 2007, respectively include a credit of $60 million and a credit of $7 million to the provision for income taxes related to leveraged leases.
(2)	Loans and leases are net of unearned income and include loans held for sale.

SIX YEAR FINANCIAL SUMMARY AND SELECTED RATIOS

(Dollars in millions, except per share data, shares in thousands)

	As of / For the Years Ended December 31,						Five Year Compound Growth Rate
	2008	2007	2006	2005	2004	2003
Summary of Operations
Interest income	$7,207	$7,894	$6,893	$5,506	$4,547	$4,355	10.6%
Interest expense	2,969	4,014	3,185	1,981	1,199	1,273	18.5

Net interest income	4,238	3,880	3,708	3,525	3,348	3,082	6.6
Provision for credit losses	1,445	448	240	217	249	248	42.3

Net interest income after provision credit losses	2,793	3,432	3,468	3,308	3,099	2,834	(0.3)
Noninterest income	3,197	2,774	2,521	2,326	2,119	1,828	11.8
Noninterest expense	3,921	3,636	3,516	3,167	2,896	3,045	5.2

Income before income taxes	2,069	2,570	2,473	2,467	2,322	1,617	5.1
Provision for income taxes	550	836	945	813	764	552	(0.1)

Net income	$1,519	$1,734	$1,528	$1,654	$1,558	$1,065	7.4

Net income available to common shareholders	$1,498	$1,734	$1,528	$1,654	$1,558	$1,065	7.1

Per Common Share
Average shares outstanding:
Basic	548,847	547,184	539,140	546,916	551,661	509,851	1.5
Diluted	552,498	551,755	543,891	551,380	556,041	514,082	1.5
Earnings:
Basic	$2.73	$3.17	$2.84	$3.02	$2.82	$2.09	5.5
Diluted	2.71	3.14	2.81	3.00	2.80	2.07	5.5
Cash dividends paid	1.86	1.76	1.60	1.46	1.34	1.22	8.8
Book value	23.16	23.14	21.69	20.49	19.76	18.33	4.8
Average Balances
Securities, at amortized cost	$24,497	$23,311	$21,348	$20,467	$18,218	$17,058	7.5
Loans and leases (1)	95,195	87,952	79,313	71,517	66,107	57,857	10.5
Other assets	17,189	15,157	13,667	12,628	11,951	10,413	10.5

Total assets	$136,881	$126,420	$114,328	$104,612	$96,276	$85,328	9.9

Deposits	$88,831	$83,501	$77,230	$70,346	$64,816	$56,948	9.3
Long-term debt	19,839	18,045	14,628	11,959	10,886	11,710	11.1
Other liabilities	14,716	12,708	11,018	11,242	9,977	7,775	13.6
Shareholders’ equity	13,495	12,166	11,452	11,065	10,597	8,895	8.7

Total liabilities and shareholders’ equity	$136,881	$126,420	$114,328	$104,612	$96,276	$85,328	9.9

Period-End Balances
Total assets	$152,015	$132,618	$121,351	$109,170	$100,509	$90,467	10.9
Loans and leases (1)	98,669	91,686	83,591	75,023	68,163	62,305	9.6
Deposits	98,613	86,766	80,971	74,282	67,699	59,350	10.7
Long-term debt	18,032	18,693	15,904	13,119	11,420	10,808	10.8
Shareholders’ equity	16,037	12,632	11,745	11,129	10,875	9,935	10.1
Selected Ratios
Rate of return on:
Average total assets	1.11%	1.37%	1.34%	1.58%	1.62%	1.25%
Average common equity	11.44	14.25	13.35	14.95	14.71	11.97
Average total equity	11.25	14.25	13.35	14.95	14.71	11.97
Dividend payout	68.13	55.52	56.34	48.34	47.52	58.37
Average equity to average assets	9.86	9.62	10.02	10.58	11.01	10.42

(1)	Loans and leases are net of unearned income and include loans held for sale.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Corporation conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on this evaluation under the “COSO” criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2008.

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

There was no change in the Corporation’s internal control over financial reporting that occurred during the fourth quarter of 2008 that has materially affected or is likely to materially affect, the Corporation’s internal control over financial reporting.

The effectiveness of the internal control structure over financial reporting, as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included on page 82, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of BB&T Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of BB&T Corporation and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing on page xx. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

February 27, 2009

Item 1. Financial Statements

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

(Dollars in millions, except per share data, shares in thousands)

	2008	2007
Assets
Cash and due from banks	$1,639	$2,050
Interest-bearing deposits with banks	751	388
Federal funds sold and securities purchased under resale agreements or similar arrangements	350	679
Segregated cash due from banks	379	208
Trading securities at fair value	376	1,009
Securities available for sale at fair value	32,843	22,419
Loans held for sale ($1,396 at fair value at December 31, 2008)	1,424	779
Loans and leases	97,245	90,907
Allowance for loan and lease losses	(1,574)	(1,004)

Loans and leases, net of allowance for loan and lease losses	95,671	89,903

Premises and equipment	1,580	1,529
Goodwill	5,483	5,194
Core deposit and other intangible assets	542	489
Residential mortgage servicing rights at fair value	370	472
Other assets	10,607	7,499

Total assets	$152,015	$132,618

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$13,649	$13,059
Interest checking	2,576	1,201
Other client deposits	39,413	35,504
Client certificates of deposit	27,937	26,972
Other interest-bearing deposits	15,038	10,030

Total deposits	98,613	86,766

Federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	10,788	10,634
Long-term debt	18,032	18,693
Accounts payable and other liabilities	8,545	3,893

Total liabilities	135,978	119,986

Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, liquidation preference of $1,000,000 per share	3,082	—
Common stock, $5 par	2,796	2,730
Additional paid-in capital	3,510	3,087
Retained earnings	7,381	6,919
Accumulated other comprehensive loss, net of deferred income taxes of $(438) at December 31, 2008 and $(65) at December 31, 2007	(732)	(104)

Total shareholders’ equity	16,037	12,632

Total liabilities and shareholders’ equity	$152,015	$132,618

Common shares outstanding	559,248	545,955
Common shares authorized	1,000,000	1,000,000
Preferred shares outstanding	3	—
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2008, 2007 and 2006

(Dollars in millions, except per share data, shares in thousands)

	2008	2007	2006
Interest Income
Interest and fees on loans and leases	$6,003	$6,713	$5,941
Interest and dividends on securities:
Taxable interest income	1,056	1,018	821
Tax-exempt interest income	83	42	31
Dividends	37	70	48
Interest on short-term investments	28	51	52

Total interest income	7,207	7,894	6,893

Interest Expense
Interest on deposits	1,891	2,620	2,137
Interest on federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	235	409	301
Interest on long-term debt	843	985	747

Total interest expense	2,969	4,014	3,185

Net Interest Income	4,238	3,880	3,708
Provision for credit losses	1,445	448	240

Net Interest Income After Provision for Credit Losses	2,793	3,432	3,468

Noninterest Income
Insurance income	928	853	813
Service charges on deposits	673	611	548
Investment banking and brokerage fees and commissions	354	343	317
Mortgage banking income	275	115	108
Checkcard fees	201	180	155
Other nondeposit fees and commissions	189	184	167
Bankcard fees and merchant discounts	151	139	122
Trust and investment advisory revenues	147	162	154
Securities gains (losses), net	107	(3)	(73)
Income from bank-owned life insurance	84	101	93
Other noninterest income	88	89	117

Total noninterest income	3,197	2,774	2,521

Noninterest Expense
Personnel expense	2,201	2,094	2,077
Occupancy and equipment expense	509	477	449
Professional services	200	139	120
Loan processing expenses	125	111	103
Amortization of intangibles	100	104	104
Merger-related and restructuring charges, net	15	21	18
Other expenses	771	690	645

Total noninterest expense	3,921	3,636	3,516

Earnings
Income before income taxes	2,069	2,570	2,473
Provision for income taxes	550	836	945

Net Income	1,519	1,734	1,528

Dividends and accretion on preferred stock	21	—	—

Net income available to common shareholders	$1,498	$1,734	$1,528

Per Common Share
Net income
Basic	$2.73	$3.17	$2.84

Diluted	$2.71	$3.14	$2.81

Cash dividends paid	$1.86	$1.76	$1.60

Average Shares Outstanding
Basic	548,847	547,184	539,140

Diluted	552,498	551,755	543,891

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2008, 2007 and 2006

(Dollars in millions, except per share data, shares in thousands)

	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2006	543,102	$—	$2,715	$2,819	$5,951	$(356)	$11,129
Add (Deduct):
Comprehensive income:
Net income	—	—	—	—	1,528	—	1,528
Unrealized holding gains (losses) arising during the period on securities available for sale, net of tax of $26	—	—	—	—	—	43	43
Reclassification adjustment for losses (gains) on securities available for sale included in net income, net of tax of $27	—	—	—	—	—	46	46

Change in unrealized gains (losses) on securities, net of tax	—	—	—	—	—	89	89
Change in unrecognized gain (loss) on cash flow hedge, net of tax of $9	—	—	—	—	—	13	13
Change in minimum pension liability, net of tax of $1	—	—	—	—	—	3	3

Total comprehensive income	—	—	—	—	1,528	105	1,633

Cumulative effect of adoption of SFAS 158, net of tax of $(68)	—		—	—	—	(108)	(108)
Common stock issued:
In purchase acquisitions (1)	17,488	—	87	670	—	—	757
In connection with stock option exercises and other employee benefits, net of cancellations	3,192	—	16	75	—	—	91
Redemption of common stock	(22,307)	—	(111)	(825)	—	—	(936)
Cash dividends declared on common stock, $1.64 per share	—	—	—	—	(883)	—	(883)
Excess tax benefit from equity-based awards	—	—	—	4	—	—	4
Equity-based compensation expense	—	—	—	58	—	—	58

Balance, December 31, 2006	541,475	—	2,707	2,801	6,596	(359)	11,745

Add (Deduct):
Comprehensive income:
Net income	—	—	—	—	1,734	—	1,734
Unrealized holding gains (losses) arising during the period on securities available for sale, net of tax of $124	—	—	—	—	—	219	219
Reclassification adjustment for losses (gains) on securities available for sale included in net income, net of tax of $1	—	—	—	—	—	2	2

Change in unrealized gains (losses) on securities, net of tax	—	—	—	—	—	221	221
Change in pension liability, net of tax of $22	—	—	—	—	—	31	31
Foreign currency translation adjustment	—	—	—	—	—	3	3

Total comprehensive income	—	—	—	—	1,734	255	1,989

Common stock issued:
In purchase acquisitions (1)	9,083	—	46	365	—	—	411
In connection with stock option exercises and other employee benefits, net of cancellations	2,397	—	12	52	—	—	64
Redemption of common stock	(7,000)	—	(35)	(219)	—	—	(254)
Cash dividends declared on common stock, $1.80 per share	—	—	—	—	(986)	—	(986)
Cumulative effect of adoption of FIN 48	—	—	—	—	(119)	—	(119)
Cumulative effect of adoption of FSP FAS 13-2	—	—	—	—	(306)	—	(306)
Excess tax benefit from equity-based awards	—	—	—	18	—		18
Equity-based compensation expense	—	—	—	70	—	—	70

Balance, December 31, 2007	545,955	—	2,730	3,087	6,919	(104)	12,632

	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Add (Deduct):
Comprehensive income:
Net income	—	—	—	—	1,519	—	1,519
Unrealized holding gains (losses) arising during the period on securities available for sale, net of tax of $(136)	—	—	—	—	—	(229)	(229)
Reclassification adjustment for losses (gains) on securities available for sale included in net income, net of tax of $(40)	—	—	—	—	—	(67)	(67)

Change in unrealized gains (losses) on securities, net of tax	—	—	—	—	—	(296)	(296)
Change in pension liability, net of tax of $(225)	—	—	—	—	—	(368)	(368)
Change in unrecognized gain (loss) on cash flow hedge, net of tax of $28	—	—	—	—	—	48	48
Foreign currency translation adjustment	—		—	—	—	(12)	(12)

Total comprehensive income	—	—	—	—	1,519	(628)	891

Stock issued:
In purchase acquisitions	7,201	—	36	161	—	—	197
In connection with stock option exercises and other employee benefits, net of cancellations	2,219	—	11	52	—	—	63
In connection with dividend reinvestment plan	1,415	—	7	37	—	—	44
In connection with private placement to BB&T pension plan	2,458	—	12	41	—	—	53
In connection with Capital Purchase Program		3,082	—	—	—	—	3,082
Warrants issued in connection with Capital Purchase Program				52			52
Cash dividends declared on common stock, $1.87 per share	—	—	—	—	(1,028)	—	(1,028)
Cash dividends accrued on preferred stock	—	—	—	—	(21)	—	(21)
Cumulative effect of adoption of EITF 06-4 and EITF 06-10	—	—	—	—	(8)	—	(8)
Excess tax benefit from equity-based awards	—	—	—	5	—	—	5
Equity-based compensation expense	—	—	—	75	—	—	75

Balance, December 31, 2008	559,248	$3,082	$2,796	$3,510	$7,381	$(732)	$16,037

(1)	Additional paid-in capital includes the value of replacement stock options issued.

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2008, 2007 and 2006

(Dollars in millions)

	2008	2007	2006
Cash Flows From Operating Activities:
Net income	$1,519	$1,734	$1,528
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,445	448	240
Depreciation	198	179	188
Amortization of intangibles	100	104	104
Equity-based compensation	75	70	58
Discount accretion and premium amortization on long-term debt, net	94	121	126
(Gain) loss on sales of securities, net	(107)	3	73
Loss (gain) on disposals of premises and equipment, net	4	(2)	(31)
Net decrease (increase) in trading account securities	633	1,138	(1,434)
Net (increase) decrease in loans held for sale	(591)	(383)	7
Increase in other assets, net	(2,264)	(1,505)	(539)
Increase (decrease) in accounts payable and other liabilities, net	4,245	(873)	503
Increase in segregated cash due from banks	(171)	(55)	(68)
Other, net	175	72	12

Net cash provided by operating activities	5,355	1,051	767

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	21,044	2,500	2,730
Proceeds from maturities, calls and paydowns of securities available for sale	4,539	5,604	1,670
Purchases of securities available for sale	(36,348)	(8,987)	(5,076)
Originations and purchases of loans and leases, net of principal collected	(7,894)	(6,286)	(6,550)
Net cash acquired (paid) in business combinations	311	(141)	38
Proceeds from disposals of premises and equipment	6	17	84
Purchases of premises and equipment	(219)	(256)	(250)
Proceeds from sales of foreclosed property or other real estate held for sale	143	87	85
Other, net	95	—	(18)

Net cash used in investing activities	(18,323)	(7,462)	(7,287)

Cash Flows From Financing Activities:
Net increase in deposits	11,325	4,824	4,475
Net increase in federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	151	1,004	1,286
Proceeds from long-term debt	5,702	5,831	3,176
Repayment of long-term debt	(6,867)	(3,709)	(798)
Net proceeds from common stock issued	160	64	91
Net proceeds from preferred stock issued	3,134	—	—
Redemption of common stock	—	(254)	(936)
Cash dividends paid on common stock	(1,019)	(962)	(863)
Excess tax benefit from equity-based awards	5	18	4

Net cash provided by financing activities	12,591	6,816	6,435

Net (Decrease) Increase in Cash and Cash Equivalents	(377)	405	(85)
Cash and Cash Equivalents at Beginning of Year	3,117	2,712	2,797

Cash and Cash Equivalents at End of Year	$2,740	$3,117	$2,712

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$2,937	$3,978	$3,069
Income taxes	730	2,233	791
Noncash investing and financing activities:
Transfer of loans to foreclosed property	600	179	85
Transfer of fixed assets to other real estate owned	13	16	8
Securitization of mortgage loans	—	—	51
Transfer of loans held for sale to loans held for investment	—	264	—
Common stock issued in business combinations	197	411	757

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

NOTE 1.    Summary of Significant Accounting Policies

General

BB&T Corporation (“BB&T”, the “Company” or “Parent Company”) is a financial holding company organized under the laws of North Carolina. BB&T conducts operations through its principal bank subsidiary, Branch Banking and Trust Company (“Branch Bank”), a federally chartered thrift institution, BB&T Financial, FSB and its nonbank subsidiaries.

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

BB&T has variable interests in certain entities that were not required to be consolidated, including affordable housing partnership interests, historic tax credit partnerships, other partnership interests and trusts that have issued capital securities. Please refer to Note 15 for additional disclosures regarding BB&T’s significant variable interest entities.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BB&T accounts for unconsolidated partnership investments using the equity method of accounting. In addition to affordable housing partnerships, which represent the majority of unconsolidated investments in variable interest entities, BB&T also has investments and future funding commitments to venture capital and other entities. The maximum potential exposure to losses relative to investments in variable interest entities is generally limited to the sum of the outstanding balance and any related loans to the entity. Loans to these entities are underwritten in substantially the same manner as are other loans and are generally secured.

BB&T has investments in certain entities for which BB&T does not have controlling interest. For these investments, the Company records its interest using the equity method with its portion of income or loss being recorded in other noninterest income in the Consolidated Statements of Income. BB&T periodically evaluates these investments for impairment.

Reclassifications

In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to the current presentation. Such reclassifications had no effect on previously reported cash flows, shareholders’ equity or net income.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses and the reserve for unfunded lending commitments, determination of fair value for financial instruments, valuation of goodwill, intangible assets and other purchase accounting related adjustments, benefit plan obligations and expenses, and tax assets, liabilities and expense.

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

To consummate an acquisition, BB&T typically issues common stock and / or pays cash, depending on the terms of the merger agreement. The value of common shares issued in connection with purchase business combinations was determined based on the market price of the securities issued over a reasonable period of time, not to exceed three days before and three days after the measurement date.

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

Loans Held for Sale

Effective January 1, 2008, BB&T elected to account for new originations of prime residential mortgage and commercial mortgage loans held for sale at fair value in accordance with Financial Standards Accounting Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115,” (“SFAS No. 159” or the “Fair Value Option”). This option is generally irrevocable. BB&T elected the Fair Value Option for these portfolios of loans held for sale because they are hedged using derivatives and the historical accounting practice resulted in volatility in earnings. Under historical accounting practices, BB&T was required to account for the derivatives at fair value and the loans held for sale at lower of cost or market. This practice resulted in volatility in reported earnings during a declining interest-rate environment because the decline in the value of derivatives held were required to be marked down, but the increasing value of the loans held for sale could not be marked up. Under the Fair Value Option, BB&T recognizes both the loans held for sale and the corresponding derivatives at the full fair value, which will eliminate the mismatch in reported earnings that was caused by the prior accounting practices. BB&T has not elected the Fair Value Option for a small portfolio of its loans held for sale because these loans are not exchanged in an active market and BB&T does not hedge these assets. Fair value

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for loans held for sale is primarily based on quoted market prices for securities backed by similar types of loans. Following the adoption of SFAS No. 159, direct loan origination fees and costs related to loans held for sale for which the Fair Value Option has been elected are no longer capitalized and recognized in earnings upon the sale of such loans, but rather are recorded as mortgage banking income in the case of the direct loan origination fees and primarily personnel expense in the case of the direct loan origination costs. Gains and losses on sales of mortgage loans are included in mortgage banking income.

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

Nonperforming Assets

Nonperforming assets include loans and leases on which interest is not being accrued and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of customers’ loan defaults. BB&T’s policies related to when loans are placed on nonaccrual status conform to guidelines prescribed by bank regulatory authorities. Commercial loans and leases are placed on nonaccrual status when concern exists that principal or interest is not fully collectible, or generally when principal or interest becomes 90 days past due, whichever occurs first. Sales finance loans, revolving credit loans, direct retail loans and mortgage loans are placed on nonaccrual status at varying intervals, based on the type of product, when principal and interest becomes between 90 days and 180 days past due. Specialized lending loans are placed on nonaccrual status generally when principal and interest becomes 90 days past due. Certain loans past due 90 days or more may remain on accrual status if management determines that it does not have concern over the collectibility of principal and interest. Generally, when loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance as long as concern exists as to the ultimate collection of the principal. Loans and leases are removed from nonaccrual status when they become current as to both principal and interest and concern no longer exists as to the collectibility of principal and interest.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Management’s estimate of reserves established pursuant to the provisions of SFAS No. 5 for collective impairment reflect losses inherent in the loan and lease portfolios as of the balance sheet reporting date. Embedded loss estimates are based on current migration rates and current risk mix. Embedded loss estimates may be adjusted to reflect current economic conditions and current portfolio trends including credit quality, concentrations, aging of the portfolio, and significant policy and underwriting changes.

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

BB&T classifies its derivative financial instruments as either (1) a hedge of an exposure to changes in the fair value of a recorded asset or liability (“fair value hedge”), (2) a hedge of an exposure to changes in the cash flows of a recognized asset, liability or forecasted transaction (“cash flow hedge”), (3) a hedge of a net investment in a subsidiary, or (4) derivatives not designated as hedges. Changes in the fair value of derivatives not designated as hedges are recognized in current period earnings. BB&T has master netting agreements with the derivatives dealers with which it does business, but reflects gross gains and losses on the Consolidated Balance Sheets.

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Per Share Data

Basic net income per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the years presented. Diluted net income per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding.

Goodwill and Other Intangible Assets

Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as purchases. BB&T allocates goodwill to the business that receives significant benefits from the acquisition. In accordance with provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized over an estimated useful life, but rather is tested at least annually for impairment. BB&T performs its impairment testing in the fourth quarter of each year and more frequently if circumstances exist that indicate a possible reduction in the fair value of the business below its carrying value. BB&T measures impairment using the present value of estimated future cash flows. The analysis is based upon available information regarding expected future cash flows and discount rates. Discount rates are based upon the cost of capital specific to the industry in which the reporting unit operates. If the carrying value of the reporting unit exceeds its fair value, a second analysis is performed to measure the fair value of all assets and liabilities. If, based on the second analysis, it is determined that the fair value of the assets and liabilities of the reporting unit is less than the carrying value, BB&T would recognize impairment for the excess of carrying value over fair value.

Core deposit and other intangible assets include premiums paid for acquisitions of core deposits (core deposit intangibles) and other identifiable intangible assets. Intangible assets other than goodwill, which are determined to have finite lives, are amortized based upon the estimated economic benefits received.

Loan Securitizations

BB&T securitizes most of its fixed-rate conforming mortgage loans, converts them into mortgage-backed securities issued primarily through the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Federal

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

National Mortgage Association (“Fannie Mae”) and the Government National Mortgage Association (“Ginnie Mae”) and sells the resulting securities to third party investors. BB&T records loan securitizations as a sale when the transferred loans are legally isolated from its creditors and the other accounting criteria for a sale are met. Gains or losses recorded on loan securitizations depend in part on the net carrying amount of the loans sold, which is allocated between the loans sold and retained interests based on their relative fair values at the date of sale. BB&T generally retains the mortgage servicing on loans sold. Since quoted market prices are not typically available, BB&T estimates the fair value of these retained interests using modeling techniques to determine the net present value of expected future cash flows. Such models incorporate management’s best estimates of key variables, such as prepayment speeds and discount rates that would be used by market participants and are appropriate for the risks involved. Gains and losses incurred on loans sold to third party investors are included in mortgage banking income in the Consolidated Statements of Income.

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

Mortgage Servicing Rights

BB&T has two classes of mortgage servicing rights for which it separately manages the economic risks: residential and commercial. Residential mortgage servicing rights are recorded on the Consolidated Balance Sheets at fair value with changes in fair value recorded as a component of mortgage banking income each period. Commercial mortgage servicing rights are recorded as other assets on the Consolidated Balance Sheets at lower of cost or market and amortized in proportion to, and over the estimated period that, net servicing income is expected to be received based on projections of the amount and timing of estimated future net cash flows. The amount and timing of estimated future net cash flows are updated based on actual results and updated projections. BB&T periodically evaluates its commercial mortgage servicing rights for impairment.

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2008, the FASB issued FASB Staff Position (“FSP”) FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157 in determining the fair value of a financial asset during periods of inactive markets. FSP FAS 157-3 was effective as of September 30, 2008 and did not have a material impact on the consolidated financial statements.

In September 2006, the FASB reached a consensus on Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-4”). In March 2007, the FASB reached a consensus on EITF Issue 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-10”). Both of these standards require a company to recognize an obligation over an employee’s service period based upon the substantive agreement with an employee such as the promise to maintain a life insurance policy or provide a death benefit. BB&T adopted the provisions of these standards effective January 1, 2008. The adoption of these EITF issues was not material to the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, which permits companies to choose to measure many financial instruments and certain other items at fair value, on an instrument-by-instrument basis. Once a company has elected to record eligible items at fair value, the decision is generally irrevocable. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. BB&T adopted SFAS No. 159 effective January 1, 2008, and elected the fair value option for certain loans held for sale originated on or after January 1, 2008. The adoption of SFAS No. 159 was not material to the consolidated financial statements.

In November 2007, the SEC Staff issued Staff Accounting Bulletin No. 109 (“SAB No. 109”) “Written Loan Commitments Recorded at Fair Value through Earnings”, which supersedes the guidance previously issued in SAB No. 105 “Application of Accounting Principles to Loan Commitments” (“SAB No. 105”). SAB No. 109 expresses the current view of the Staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB No. 109 affect only the timing of mortgage banking income recognition and are effective for loan commitments entered into on or after January 1, 2008. The adoption of the provisions of SAB No. 109 was not material to BB&T’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS No. 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for BB&T for business combinations entered into on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” (“SFAS No. 160”). SFAS No. 160 requires that a noncontrolling interest in a subsidiary be accounted for as equity in the consolidated statement of financial position and that net income include the amounts for both the parent and the noncontrolling interest, with a separate amount presented in the income statement for the noncontrolling interest share of net income. SFAS No. 160 also expands the disclosure requirements and provides guidance on how to account for changes in the ownership interest of a subsidiary. SFAS No. 160 is effective prospectively for BB&T on January 1, 2009, except for the presentation and disclosure provisions which will be applied retrospectively for all periods presented. As of December 31, 2008 and 2007, BB&T had $44 million and $32 million, respectively of liabilities related to minority interest that will be reclassed to shareholders’ equity upon adoption of SFAS No. 160. In addition, BB&T recorded $10 million, $12 million and $5 million of expense related to its minority interest during the years ended December 31, 2008, 2007 and 2006, respectively.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133,” (“SFAS No. 161”). SFAS No. 161 requires that an entity provide enhanced disclosures related to derivative and hedging activities. SFAS No. 161 is effective for BB&T on January 1, 2009.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R). FSP FAS 142-3 is effective for BB&T on January 1, 2009, and applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The adoption of FSP FAS 142-3 was not material to the consolidated financial statements.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” (“FSP FAS 140-4 and FIN 46(R)-8”). The disclosures required by FSP FAS 140-4 and FIN 46(R)-8 are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. The disclosures required by FSP FAS 140-4 and FIN 46(R)-8 are included in Note 8 and Note 15 to these consolidated financial statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP FAS 132(R)-1”). The objectives of FSP FAS 132(R)-1 are to provide users of the financial statements with more detailed information related to the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, as well as how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. The disclosures about plan assets required by FSP FAS 132(R)-1 are effective for BB&T on December 31, 2009.

In January 2009, the FASB issued FSP EITF 99-20-01, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (“FSP EITF 99-20-01”). The objective of FSP EITF 99-20-01 is to achieve more consistency in the determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-01 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. The adoption of FSP EITF 99-20-01, which was effective for BB&T on December 31, 2008, was not material to the consolidated financial statements.

NOTE 2.    Business Combinations

Financial Institution Acquisitions

On December 12, 2008, BB&T announced the acquisition of all the deposits and $61 million in assets of Haven Trust Bank of Duluth, Georgia through an agreement with the Federal Deposit Insurance Corporation (“FDIC”). Haven Trust Bank operated four branches with approximately $506 million in deposits.

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Insurance and Other NonBank Acquisitions

During 2008, BB&T acquired eleven insurance businesses and one nonbank financial services company. Including subsequent adjustments, approximately $247 million in goodwill and $152 million of identifiable intangible assets were recorded in connection with these transactions. During 2007, BB&T acquired four insurance agencies and two nonbank financial services companies. Including subsequent adjustments, BB&T recorded approximately $80 million in goodwill and $93 million of identifiable intangibles in connection with these transactions. BB&T also divested one insurance agency during 2007. During 2006, BB&T acquired one insurance agency and two nonbank financial services companies. Including subsequent adjustments, approximately $27 million in goodwill and $14 million of identifiable intangibles were recorded in connection with these transactions.

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

Merger-Related and Restructuring Activities

BB&T has incurred certain merger-related and restructuring expenses, primarily in connection with business combinations. Merger-related and restructuring expenses or credits include severance and personnel-related costs or credits, which typically occur in corporate support and data processing functions, occupancy and equipment charges or credits, which relate to costs or gains associated with lease terminations, obsolete equipment write-offs, and the sale of duplicate facilities and equipment, and other merger-related and restructuring charges or credits, which include expenses necessary to convert and combine the acquired branches and operations of merged companies, direct media advertising related to the acquisitions, asset and supply inventory write-offs, litigation accruals, and other similar charges. Merger-related and restructuring charges during 2008, 2007 and 2006 were $15 million, $21 million and $18 million, respectively.

At December 31, 2008 and 2007, there were $24 million and $16 million, respectively, of merger-related and restructuring accruals. In general, a major portion of accrued costs are utilized in conjunction with or immediately following the systems conversion, when most of the duplicate positions are eliminated and the terminated employees begin to receive severance. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger and restructuring accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at December 31, 2008 are expected to be utilized during 2009, unless they relate to specific contracts that expire in later years.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3.    Securities

The amortized cost and approximate fair values of securities available for sale were as follows:

	December 31, 2008
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(Dollars in millions)
Securities available for sale:
U.S. government-sponsored entities (GSE)	$1,320	$13	$—	$1,333
Mortgage-backed securities issued by GSE	27,117	338	25	27,430
States and political subdivisions	2,413	8	344	2,077
Non-agency mortgage-backed securities	1,573	—	475	1,098
Equity and other securities	937	2	34	905

Total securities available for sale	$33,360	$361	$878	$32,843

	December 31, 2007
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(Dollars in millions)
Securities available for sale:
U.S. government-sponsored entities (GSE)	$9,792	$50	$35	$9,807
Mortgage-backed securities issued by GSE	8,218	58	55	8,221
States and political subdivisions	1,423	20	51	1,392
Non-agency mortgage-backed securities	1,740	8	28	1,720
Equity and other securities	1,291	7	19	1,279

Total securities available for sale	$22,464	$143	$188	$22,419

Accumulated other comprehensive income at December 31, 2008 and 2007 included $324 million and $28 million, respectively, of net after-tax unrealized losses relating to securities available for sale.

At December 31, 2008 and 2007, securities with carrying value of approximately $16.1 billion and $13.9 billion were pledged to secure municipal deposits, securities sold under agreements to repurchase, other borrowings, and for other purposes as required or permitted by law.

BB&T had certain investments in marketable debt securities and mortgage-backed securities issued by Fannie Mae and Freddie Mac that exceeded ten percent of shareholders’ equity at December 31, 2008. The Fannie Mae investments had total amortized cost and market values of $11.4 billion and $11.6 billion, respectively, at December 31, 2008, while Freddie Mac investments had total amortized cost and market values of $7.2 billion and $7.3 billion, respectively. Trading securities totaling $376 million at December 31, 2008 and $1.0 billion at December 31, 2007 are excluded from the accompanying tables.

Equity securities include investments in stock issued by the FHLB of Atlanta. At December 31, 2008 and 2007, BB&T held $479 million and $365 million, respectively, of investments in FHLB stock.

Proceeds from sales of securities available for sale during 2008, 2007 and 2006 were $21.0 billion, $2.5 billion and $2.7 billion, respectively. Gross gains of $244 million, $22 million and $2 million and gross losses of $33 million, $25 million and $75 million were realized on those sales in 2008, 2007 and 2006, respectively.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and estimated fair value of the debt securities portfolio at December 31, 2008, by contractual maturity, are shown in the accompanying table. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted average contractual maturities of underlying collateral.

	December 31, 2008
	Available for Sale
	Amortized Cost	Fair Value
	(Dollars in millions)
Debt Securities:
Due in one year or less	$365	$367
Due after one year through five years	1,339	1,339
Due after five years through ten years	1,360	1,362
Due after ten years	29,594	29,093

Total debt securities	32,658	32,161
Total equity securities	702	682

Total securities	$33,360	$32,843

The following tables reflect the gross unrealized losses and fair value of BB&T’s investments at December 31, 2008 and 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2008
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Securities:
Mortgage-backed securities issued by GSE	$4,388	$24	$191	$1	$4,579	$25
States and political subdivisions	1,174	174	328	170	1,502	344
Non-agency mortgage-backed securities	629	235	469	240	1,098	475
Equity and other securities	159	33	20	1	179	34

Total temporarily impaired securities	$6,350	$466	$1,008	$412	$7,358	$878

	December 31, 2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Securities:
U.S. government-sponsored entities (GSE)	$1,537	$16	$3,701	$19	$5,238	$35
Mortgage-backed securities issued by GSE	3,236	39	797	16	4,033	55
States and political subdivisions	354	51	1	—	355	51
Non-agency mortgage-backed securities	1,111	28	24	—	1,135	28
Equity and other securities	412	18	61	1	473	19

Total temporarily impaired securities	$6,650	$152	$4,584	$36	$11,234	$188

BB&T periodically evaluates available-for-sale securities for other-than-temporary impairment. Based on its evaluations during 2008, BB&T recorded $104 million of other-than-temporary impairments related to certain debt and equity securities. No other-than-temporary impairments were recorded during 2007 and 2006.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 31, 2008, BB&T also held certain investment securities having continuous unrealized loss positions for more than 12 months. As of December 31, 2008, the unrealized losses on these securities totaled $412 million. Substantially all of these losses were in non-agency mortgage-backed and municipal securities. At December 31, 2008, all of the available-for-sale debt securities with the exception of four non-agency mortgage-backed securities were investment grade. During the fourth quarter of 2008, four non-agency mortgage-backed securities, with a book value of approximately $293 million, were downgraded below investment grade. BB&T evaluated all of its non-agency mortgage-backed securities based on the underlying collateral as well as capital structure. BB&T holds the senior position on all of the non-agency mortgage-backed securities. The unrealized losses for all of the securities having continuous unrealized loss positions for more than 12 months are the result of changes in market interest rates and liquidity. Based on the evaluation on December 31, 2008, there were no credit losses evident from these securities. At December 31, 2008, BB&T had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses.

NOTE 4.    Loans and Leases

	December 31,
	2008	2007
	(Dollars in millions)
Loans and leases, net of unearned income:
Commercial loans	$49,727	$43,685
Leveraged leases	753	1,185

Total commercial loans and leases	50,480	44,870

Sales finance	6,354	6,021
Revolving credit	1,777	1,618
Direct retail	15,454	15,691
Residential mortgage loans	17,091	17,467
Specialized lending
Loans	5,527	4,774
Leases	562	466

Total specialized lending	6,089	5,240

Total loans held for sale	1,424	779

Total loans and leases (1)	$98,669	$91,686

(1)	Unearned income totaled $748 million and $2.3 billion at December 31, 2008 and 2007, respectively.

The following table provides details regarding BB&T’s investment in leveraged leases.

	December 31,
	2008	2007
	(Dollars in millions)
Rentals receivable (net of principal and interest on nonrecourse debt and head lease obligation)	$1,367	$3,365
Unearned income	(614)	(2,180)

Investment in leveraged leases, net of unearned income	753	1,185
Deferred taxes arising from leveraged leases	(70)	(45)

Net investment in leveraged leases	$683	$1,140

BB&T has entered into a settlement agreement with the Internal Revenue Service (“IRS”) regarding its leveraged lease transactions. For tax purposes, the leveraged leases were deemed terminated as of December 31, 2008. Please refer to Note 13 for additional details regarding BB&T’s leveraged lease settlement.

BB&T had $68.3 billion in loans secured by real estate at December 31, 2008. However, these loans were not concentrated in any specific market or geographic area other than Branch Bank’s primary markets. Certain loans have been pledged as collateral for all outstanding Federal Home Loan Bank advances at December 31, 2008 and 2007.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth certain information regarding BB&T’s impaired loans:

	December 31,
	2008	2007
	(Dollars in millions)
Total recorded investment—impaired loans	$740	$209

Total recorded investment with no related valuation allowance	145	47
Total recorded investment with related valuation allowance	595	162
Allowance for loan and lease losses assigned to impaired loans	(102)	(33)

Net carrying value—impaired loans	$638	$176

Average impaired loans for the years ended December 31, 2008, 2007, and 2006 were $512 million, $137 million and $59 million, respectively. The amount of interest that has been recognized as income on impaired loans for any of the last three years has not been significant.

NOTE 5.    Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments

An analysis of the allowance for credit losses for each of the past three years is presented in the following table:

	For the Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)
Beginning Balance	$1,015	$888	$830
Allowance for acquired (sold) loans, net	(2)	17	34
Provision for credit losses	1,445	448	240
Loans and leases charged-off	(917)	(405)	(277)
Recoveries of previous charge-offs	66	67	61

Net loans and leases charged-off	(851)	(338)	(216)

Ending Balance	$1,607	$1,015	$888

The allowance for credit losses consists of the allowance for loan and lease losses, which is presented on the Consolidated Balance Sheets, and the reserve for unfunded lending commitments, which is included in other liabilities on the Consolidated Balance Sheets. At December 31, 2008, 2007 and 2006, the allowance for loan and lease losses totaled $1.6 billion, $1.0 billion and $888 million, respectively. The reserve for unfunded lending commitments totaled $33 million and $11 million at December 31, 2008 and 2007, respectively.

	For the Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)
Nonaccrual loans and leases	$1,413	$502	$260
Foreclosed real estate	538	143	54
Other foreclosed property	79	51	35

Total foreclosed property	617	194	89

Total nonperforming assets	$2,030	$696	$349

Loans 90 days or more past due and still accruing (1)	$431	$223	$102

(1)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The gross additional interest income that would have been earned if the loans and leases classified as nonaccrual had performed in accordance with the original terms was approximately $69 million, $30 million and $20 million in 2008, 2007 and 2006, respectively.

NOTE 6.    Premises and Equipment

A summary of premises and equipment is presented in the accompanying table:

	December 31,
	2008	2007
	(Dollars in millions)
Land and land improvements	$420	$416
Buildings and building improvements	1,008	989
Furniture and equipment	1,012	951
Leasehold improvements	410	328
Construction in progress	69	71
Capitalized leases on premises and equipment	3	3

Total	2,922	2,758
Less—accumulated depreciation and amortization	(1,342)	(1,229)

Net premises and equipment	$1,580	$1,529

Useful lives for premises and equipment are as follows: buildings and building improvements—40 years; furniture and equipment—5 to 10 years; leasehold improvements—estimated useful life or lease term, including certain renewals which were deemed probable at lease inception, whichever is less; and capitalized leases on premises and equipment—estimated useful life or remaining term of tenant lease, whichever is less. Certain properties are pledged to secure mortgage indebtedness totaling $2 million at December 31, 2008 and 2007.

BB&T has noncancelable leases covering certain premises and equipment. Many of the leases have one or more renewal options, generally for periods of two to five years. Total rent expense applicable to operating leases was $164 million, $159 million and $146 million for 2008, 2007 and 2006, respectively. Rental income from owned properties and subleases was $7 million, $8 million and $9 million for 2008, 2007 and 2006, respectively. Future minimum lease payments for operating leases for years subsequent to 2008 are $131 million, $117 million, $103 million, $84 million, and $69 million for the next five years. The payments for 2014 and later years total $430 million.

NOTE 7.    Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill attributable to each of BB&T’s operating segments for the years ended December 31, 2008 and 2007 are as follows:

	Goodwill Activity by Operating Segment
	Banking Network	Residential Mortgage Banking	Sales Finance	Specialized Lending	Insurance Services	Financial Services	All Other	Total
	(Dollars in millions)
Balance January 1, 2007	$3,785	$7	$93	$52	$690	$174	$26	$4,827
Acquired goodwill, net	246	—	—	47	37	—	—	330
Contingent consideration	—	—	—	1	22	18	—	41
Divestiture	—	—	—	—	(8)	—	—	(8)
Other adjustments	4	—	—	—	—	—	—	4

Balance December 31, 2007	4,035	7	93	100	741	192	26	5,194

Acquired goodwill, net	—	—	—	1	246	—	—	247
Contingent consideration	—	—	—	—	48	—	—	48
Other adjustments	3	—	—	(3)	(6)	—	—	(6)

Balance, December 31, 2008	$4,038	$7	$93	$98	$1,029	$192	$26	$5,483

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the gross carrying amounts and accumulated amortization for BB&T’s identifiable intangible assets subject to amortization at the dates presented:

	Identifiable Intangible Assets
	As of December 31, 2008			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Identifiable intangible assets
Core deposit intangibles	$457	$(325)	$132	$457	$(284)	$173
Other (1)	719	(309)	410	566	(250)	316

Totals	$1,176	$(634)	$542	$1,023	$(534)	$489

(1)	Other identifiable intangibles are primarily customer relationship intangibles.

During the years ended December 31, 2008, 2007 and 2006, BB&T incurred $100 million, $104 million and $104 million, respectively, in pretax amortization expenses associated with core deposit intangibles and other intangible assets. At December 31, 2008, the weighted-average remaining life of core deposit intangibles and other identifiable intangibles was 10.7 years and 12.6 years, respectively.

Estimated amortization expense of identifiable intangible assets for each of the next five years total $95 million, $82 million, $70 million, $58 million and $47 million.

NOTE 8.    Loan Servicing

BB&T has two classes of mortgage servicing rights for which it separately manages the economic risks: residential and commercial. Commercial mortgage servicing rights are recorded as other assets on the Consolidated Balance Sheets at lower of cost or market and amortized in proportion to and over the estimated period that net servicing income is expected to be received based on projections of the amount and timing of estimated future net cash flows. Residential mortgage servicing rights are recorded on the Consolidated Balance Sheets at fair value with changes in fair value recorded as a component of mortgage banking income in the Consolidated Statements of Income for each period. BB&T uses various derivative instruments to mitigate the income statement effect of changes in fair value, due to changes in valuation inputs and assumptions, of its residential mortgage servicing rights. The following is an analysis of the activity in BB&T’s residential mortgage servicing rights for the years ended December 31, 2008, 2007 and 2006:

	Residential Mortgage Servicing Rights For the Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)
Carrying value, January 1,	$472	$484	$431
Additions	212	134	94
Purchases	—	4	18
Increase (decrease) in fair value:
Due to changes in valuation inputs or assumptions	(220)	(60)	21
Other changes (1)	(94)	(90)	(80)

Carrying value, December 31,	$370	$472	$484

(1)	Represents the realization of expected net servicing cash flows, expected borrower payments and the passage of time.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The unpaid principal balances of BB&T’s total residential mortgage servicing portfolio were $59.7 billion, $51.0 billion and $45.2 billion at December 31, 2008, 2007 and 2006, respectively. The unpaid principal balances of residential mortgage loans serviced for others consist primarily of agency conforming fixed-rate mortgage loans and totaled $40.7 billion, $32.1 billion and $28.2 billion at December 31, 2008, 2007 and 2006, respectively. Mortgage loans serviced for others are not included in loans on the accompanying Consolidated Balance Sheets. BB&T recognized servicing fees of $145 million, $114 million and $102 million during 2008, 2007 and 2006, respectively, as a component of mortgage banking income.

During 2008, 2007 and 2006, BB&T sold residential mortgage loans with unpaid principal balances of $13.4 billion, $7.5 billion and $5.3 billion, respectively, and recognized pretax gains of $78 million, $12 million and $19 million, respectively, which were recorded in noninterest income as a component of mortgage banking income. BB&T retained the related mortgage servicing rights and receives servicing fees. At December 31, 2008 and 2007, the approximate weighted average servicing fee was .37% and .36%, respectively, of the outstanding balance of the residential mortgage loans. The weighted average coupon interest rate on the portfolio of mortgage loans serviced for others was 6.03% and 6.01% at December 31, 2008 and 2007, respectively.

At December 31, 2008, BB&T had $822 million of residential mortgage loans sold with limited recourse liability. In the event of nonperformance by the borrower, BB&T has maximum recourse exposure of approximately $741 million on these mortgage loans.

BB&T uses assumptions and estimates in determining the fair value of capitalized mortgage servicing rights. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by market participants to value and bid servicing rights available for sale in the market. At December 31, 2008, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the accompanying table.

	Residential Mortgage Servicing Rights December 31, 2008
	(Dollars in millions)
Fair Value of Residential Mortgage Servicing Rights	$370

Composition of Residential Loans Serviced for Others:
Fixed-rate mortgage loans	98.0%
Adjustable-rate mortgage loans	2.0
Total	100.0

Weighted Average Life	2.6	yrs

Prepayment Speed	29.0%
Effect on fair value of a 10% increase	$(27)
Effect on fair value of a 20% increase	(50)

Weighted Average Discount Rate	9.6%
Effect on fair value of a 10% increase	$(14)
Effect on fair value of a 20% increase	(26)

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of an adverse variation in a particular assumption on the fair value of the mortgage servicing rights is calculated without changing any other assumption; while in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which may magnify or counteract the effect of the change.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also has securitized residential mortgage loans and retained the resulting securities available for sale. As of December 31, 2008, the fair value of the securities available for sale still owned by BB&T was $591 million and the remaining unpaid principal balance of the underlying loans totaled $573 million. Based on the performance of the underlying loans and general liquidity of the securities, the Company’s recovery of the cost basis in the securities has not been significantly impacted by changes in interest rates, prepayment speeds or credit losses.

The following table includes a summary of residential mortgage loans managed or securitized and related delinquencies and net charge-offs.

	Years Ended December 31,
	2008	2007
	(Dollars in millions)
Mortgage Loans Managed or Securitized (1)	$19,829	$19,029
Less: Loans Securitized and Transferred to
Securities Available for Sale	573	669
Less: Loans Held for Sale	1,343	723
Less: Mortgage Loans Sold with Recourse	822	170

Mortgage Loans Held for Investment	$17,091	$17,467

Mortgage Loans on Nonaccrual Status	$375	$119
Mortgage Loans 90 Days Past Due and Still Accruing Interest	165	85
Mortgage Loan Net Charge-offs	95	10

(1)	Balances exclude loans serviced for others, with no other continuing involvement.

BB&T also arranges and services commercial real estate mortgages through Grandbridge Real Estate Capital, LLC (“Grandbridge”) the commercial mortgage banking subsidiary of Branch Bank. During the years ended December 31, 2008, 2007 and 2006, Grandbridge originated $3.7 billion, $3.0 billion and $2.9 billion, respectively, of commercial real estate mortgages, all of which were arranged for third party investors and serviced by Grandbridge. As of December 31, 2008, 2007 and 2006, Grandbridge’s portfolio of commercial real estate mortgages serviced for others totaled $23.9 billion, $20.8 billion and $9.2 billion, respectively. Commercial real estate mortgage loans serviced for others are not included in loans on the accompanying Consolidated Balance Sheets. At December 31, 2008, Grandbridge had $3.3 billion in loans serviced for others that were covered by loss sharing agreements. Grandbridge’s maximum recourse exposure associated with these loans is approximately $818 million. Mortgage servicing rights related to commercial mortgage loans totaled $98 million, $88 million and $28 million at December 31, 2008, 2007 and 2006, respectively.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9.	Federal Funds Purchased, Securities Sold Under Agreements to Repurchase and Short-Term Borrowed Funds

Federal funds purchased, securities sold under agreements to repurchase and short-term borrowed funds are summarized as follows:

	December 31,
	2008	2007
	(Dollars in millions)
Federal funds purchased	$584	$1,190
Securities sold under agreements to repurchase	2,929	2,530
Master notes	1,708	1,797
Other short-term borrowed funds	5,567	5,117

Total	$10,788	$10,634

Federal funds purchased represent unsecured borrowings from other banks and generally mature daily. Securities sold under agreements to repurchase are borrowings collateralized primarily by securities of the U.S. government or its agencies. Master notes are unsecured, non-negotiable obligations of BB&T Corporation (variable rate commercial paper) that mature in less than one year. Other short-term borrowed funds include unsecured bank notes that mature in less than one year, bank obligations with a maturity of seven days that are collateralized by municipal securities, U.S. Treasury tax and loan deposit notes payable to the U.S. Treasury upon demand or for periods of less than one month, and borrowings under the treasury auction facility.

A summary of selected data related to Federal funds purchased, securities sold under agreements to repurchase and short-term borrowed funds follows:

	As of / For the Year Ended December 31,
	2008	2007	2006
	(Dollars in millions)
Maximum outstanding at any month-end during the year	$15,704	$11,663	$8,782
Balance outstanding at end of year	10,788	10,634	8,087
Average outstanding during the year	10,580	9,325	7,006
Average interest rate during the year	2.22%	4.39%	4.30%
Average interest rate at end of year	.87	3.64	4.67

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10.    Long-Term Debt

Long-term debt is summarized as follows:

	December 31,
	2008	2007
	(Dollars in millions)
Parent Company
6.50% Subordinated Notes Due 2011 (1,3)	$648	$648
4.75% Subordinated Notes Due 2012 (1,3)	497	496
5.20% Subordinated Notes Due 2015 (1,3)	997	997
4.90% Subordinated Notes Due 2017 (1,3)	368	365
5.25% Subordinated Notes Due 2019 (1,3)	600	600

Branch Bank
Fixed Rate Secured Borrowings Due 2010 (5)	—	4,000
Floating Rate Senior Notes Due 2008	—	500
Floating Rate Senior Notes Due 2009 (9)	516	500
Floating Subordinated Notes Due 2016 (1,9)	350	350
Floating Subordinated Notes Due 2017 (1,9)	300	300
4.875% Subordinated Notes Due 2013 (1,3)	250	249
5.625% Subordinated Notes Due 2016 (1,3)	399	399

Federal Home Loan Bank Advances to Branch Bank (4)
Varying maturities to 2028	9,838	7,210

Junior Subordinated Debt to Unconsolidated Trusts (2)
5.85% BB&T Capital Trust I Securities Due 2035	514	514
6.75% BB&T Capital Trust II Securities Due 2036	598	598
6.82% BB&T Capital Trust IV Securities Due 2077 (6)	600	600
8.95% BB&T Capital Trust V Securities Due 2068 (7)	450	—
Other Securities (8)	182	183

Other Long-Term Debt	66	37

Fair value hedge-related basis adjustments	859	147

Total Long-Term Debt	$18,032	$18,693

(1)	Subordinated notes that qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.
(2)	Securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(3)	These fixed rate notes were swapped to floating rates based on LIBOR. At December 31, 2008, the effective rates paid on these borrowings ranged from 2.02% to 5.17%.
(4)	At December 31, 2008, the weighted average cost of these advances was 4.04% and the weighted average maturity was 7.1 years.
(5)	This borrowing was called effective October 14, 2008.
(6)	These securities are fixed rate through June 12, 2037 and then switch to a floating rate based on LIBOR.
(7)	$360 million of this issuance was swapped to a floating rate based on LIBOR. At December 31, 2008 the effective rate on the swapped portion was 5.37%.
(8)	These securities were issued by companies acquired by BB&T. At December 31, 2008, the effective rate paid on these borrowings ranged from 3.70% to 10.07%. These securities have varying maturities through 2035.
(9)	These floating-rate securities are based on LIBOR and had an effective rate of 2.33% as of December 31, 2008.

Excluding the capitalized leases set forth in Note 6, future debt maturities total $535 million, $326 million, $2.2 billion, $560 million and $1.2 billion for the next five years. The maturities for 2014 and later years total $13.3 billion.

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 1997, Mason-Dixon Capital Trust (“MDCT”) issued $20 million of 10.07% Preferred Securities. MDCT, a statutory business trust created under the laws of the State of Delaware, was formed by Mason-Dixon Bancshares, Inc., (“Mason-Dixon”) for the sole purpose of issuing the Preferred Securities and investing the proceeds thereof in 10.07% Junior Subordinated Debentures issued by Mason-Dixon. Mason Dixon, which merged into BB&T on July 14, 1999, entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of MDCT’s obligations under the Preferred Securities. MDCT’s sole asset is the Junior Subordinated Debentures issued by Mason-Dixon and assumed by BB&T, which mature June 15, 2027, but are subject to early mandatory redemption in whole under certain limited circumstances and are callable in whole or in part anytime after June 15, 2007. The Preferred Securities of MDCT are subject to mandatory redemption in whole on June 15, 2027, or such earlier date in the event the Junior Subordinated Debentures are redeemed by BB&T pursuant to one of the prescribed limited circumstances or pursuant to the call provisions.

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2003, Main Street Banks Statutory Trust II (“MSBT II”) issued $45 million of floating rate Capital Securities. MSBT II, a statutory business trust created under the laws of the State of Connecticut, was formed by MSBK for the purpose of issuing the Capital Securities and investing the proceeds thereof in floating rate Junior Subordinated Debentures issued by MSBK. MSBK, which merged into BB&T on June 1, 2006, entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of MSBT II’s obligations under the Capital Securities. MSBT II’s sole asset is the Junior Subordinated Debentures issued by MSBK and assumed by BB&T, which mature June 30, 2033, but are subject to early mandatory redemption in whole under certain limited circumstances and are callable in whole or in part anytime after June 30, 2008. The Capital Securities of MSBT II, are subject to mandatory redemption in whole on June 30, 2033, or such earlier date in the event the Junior Subordinated Debentures are redeemed by BB&T pursuant to one of the prescribed limited circumstances or pursuant to the call provisions.

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

In December 2003, First Citizens Bancorp Statutory Trust I (“FCBT I”) issued $10 million of floating rate Capital Securities. FCBT I, a statutory business trust created under the laws of the State of Connecticut, was formed by First Citizens Bancorp, (“FCB”) for the purpose of issuing the Capital Securities and investing the proceeds thereof in floating rate Junior Subordinated Debentures issued by FCB. FCB, which merged into BB&T on August 1, 2006, entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of FCBT I’s obligations under the Capital Securities. FCBT I’s sole asset is the Junior Subordinated Debentures issued by FCB and assumed by BB&T, which mature December 17, 2033, but are subject to early mandatory redemption in whole under certain limited circumstances and are callable in whole or in part anytime after December 17, 2008. The Capital Securities of FCBT I are subject to mandatory redemption in whole on December 17, 2033, or such earlier date in the event the Junior Subordinated Debentures are redeemed by BB&T pursuant to one of the prescribed limited circumstances or pursuant to the call provisions.

In June 2005, First Citizens Bancorp Statutory Trust II (“FCBT II”) issued $7 million of floating rate Capital Securities. FCBT II, a statutory business trust created under the laws of the State of Delaware, was formed by FCB for the purpose of issuing the Capital Securities and investing the proceeds thereof in floating rate Junior Subordinated Debentures issued by FCB. FCB, which merged into BB&T on August 1, 2006, entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of FCBT II’s obligations under the Capital Securities. FCBT II’s sole asset is the Junior Subordinated Debentures issued by FCB and assumed by BB&T, which mature June 15, 2035, but are subject to early mandatory redemption in whole under certain limited circumstances and are callable in whole or in part anytime after June 15, 2010. The Capital Securities of FCBT II are subject to mandatory redemption in whole on June 15, 2035, or such earlier date in the event the Junior Subordinated Debentures are redeemed by BB&T pursuant to one of the prescribed limited circumstances or pursuant to the call provisions.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11.    Shareholders’ Equity

Common Stock

The authorized common stock of BB&T consists of one billion shares with a $5 par value. At December 31, 2008, 559 million common shares were issued and outstanding.

Preferred Stock

The authorized preferred stock of BB&T consists of five million shares. BB&T issued 3,133.64 shares of preferred stock, with a $1,000,000 per share liquidation preference, to the United States Department of the Treasury (“Treasury Department”) in connection with the Troubled Asset Relief Program’s Capital Purchase Program. The preferred stock pays a dividend of 5% per year for the first five years the preferred stock is outstanding and thereafter pays at a rate of 9% per year. As part of the purchase of the preferred stock, the Treasury Department received a warrant to purchase 13,902,573 shares of BB&T’s common stock at an exercise price of $33.81, which is a component of shareholders’ equity. The proceeds from the offering of the preferred stock and related warrant were allocated between the preferred stock and warrant based on their relative fair values. The discount attributable to the preferred stock is being amortized over a five-year period. The warrant expires ten years from the issuance date. The agreement with the Treasury Department stipulated that the preferred stock could not be redeemed during the first three years except with proceeds from a qualified equity offering. The warrant agreement also provided that the number of shares in the original warrant would be reduced by one-half if BB&T was able to redeem the preferred stock by December 31, 2009 with proceeds from a qualified equity offering. However, recent legislation allows BB&T to redeem the preferred stock without a qualified equity offering, subject to the approval of its primary federal regulator. If BB&T were to redeem the preferred stock under these provisions, the warrant would be liquidated.

Equity-Based Plans

At December 31, 2008, BB&T had options, restricted shares and restricted share units outstanding from the following equity-based compensation plans: the 2004 Stock Incentive Plan (“2004 Plan”), the 1995 Omnibus Stock Incentive Plan (“Omnibus Plan”), the Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”), and plans assumed from acquired entities, which are described below. All plans generally allow for accelerated vesting of awards for holders who retire and have met all retirement eligibility requirements and in connection with certain other events. BB&T’s shareholders have approved all equity-based compensation plans with the exception of plans assumed from acquired companies. BB&T changed its practices regarding equity-based awards in 2006 and began issuing a combination of restricted share units and nonqualified stock options in connection with its incentive plans. Formerly, the Company had issued substantially all of its equity-based awards in the form of stock options. As of December 31, 2008, the 2004 Plan is the only plan that has shares available for future grants.

BB&T’s 2004 Plan is intended to assist the Corporation in recruiting and retaining employees, directors and independent contractors and to associate the interests of eligible participants with those of BB&T and its shareholders. At December 31, 2008, there were 17.5 million non-qualified and qualified stock options at prices ranging from $8.11 to $50.71 and 6.3 million restricted shares and restricted share units outstanding under the 2004 Plan. The options outstanding under the 2004 Plan generally vest ratably over five years and have a ten-year term. The restricted shares and restricted share units generally vest five years from the date of grant. At December 31, 2008, there were 10.0 million shares available for future grants under the 2004 Plan.

BB&T’s Omnibus Plan was intended to allow BB&T to recruit and retain employees with ability and initiative and to align the employees’ interests with those of BB&T and its shareholders. At December 31, 2008, 5.1 million qualified stock options at prices ranging from $11.66 to $47.53 and 18.7 million non-qualified stock options at prices ranging from $11.36 to $47.53 were outstanding. The stock options generally vest over 3 to 5 years and have a ten-year term.

The Directors’ Plan was intended to provide incentives to non-employee directors to remain on the Board of Directors and share in the profitability of BB&T. In 2005, the Directors’ Plan was amended and no future grants will be awarded in connection with this Plan. At December 31, 2008, options to purchase 371 thousand shares of common stock at prices ranging from $20.74 to $31.80 were outstanding pursuant to the Directors’ Plan.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BB&T also has equity-based plans outstanding as the result of assuming the plans of acquired companies. At December 31, 2008, there were 192 thousand stock options outstanding in connection with these plans, with option prices ranging from $22.62 to $29.54.

BB&T measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants awarded in 2008, 2007 and 2006, respectively:

	For the Years Ended December 31,
	2008		2007		2006
Assumptions:
Risk-free interest rate	3.7%		4.7%		4.6%
Dividend yield	4.5		4.0		3.8
Volatility factor	15.5		14.0		16.0
Expected life	6.9	yrs	6.9	yrs	6.5	yrs
Fair value of options per share	$3.43		$5.34		$5.58

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

BB&T recorded $75 million, $70 million and $58 million in equity-based compensation in 2008, 2007 and 2006, respectively. In connection with this compensation expense, BB&T recorded an income tax benefit of $29 million, $27 million and $22 million in 2008, 2007 and 2006, respectively. The total intrinsic value of options exercised or restricted share units vested during 2008, 2007 and 2006 was $20 million, $37 million and $46 million, respectively. The total grant date fair value of equity-based awards that vested during 2008 was $43 million. As of December 31, 2008, there was $105 million of unrecognized compensation costs related to BB&T’s equity-based awards that is expected to be recognized over a weighted-average life of 3.1 years.

The following table details the activity during 2008 related to stock options awarded by BB&T:

	For the Year Ended December 31, 2008
	Options	Wtd. Avg. Exercise Price
Outstanding at beginning of period	38,042,742	$36.61
Granted	6,718,748	34.04
Exercised	(2,195,993)	29.39
Forfeited or expired	(727,993)	37.57

Outstanding at end of period	41,837,504	36.55

Exercisable at end of period	26,633,411	35.73

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize information about BB&T’s stock option awards as of December 31, 2008:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding 12/31/08	Weighted- Average Remaining Contractual Life (yrs)	Weighted- Average Exercise Price	Number Exercisable 12/31/08	Weighted- Average Remaining Contractual Life (yrs)	Weighted- Average Exercise Price
$ 8.11	to	$10.00	22,055	1.8	$8.58	22,055	1.8	$8.58
10.01	to	15.00	87,380	2.0	12.07	87,380	2.0	12.07
15.01	to	25.00	1,975,759	2.1	23.53	1,780,189	1.3	23.40
25.01	to	35.00	11,483,116	6.8	33.27	5,649,094	4.3	32.23
35.01	to	45.00	28,223,420	5.6	38.88	19,048,919	4.9	38.03
45.01	to	50.71	45,774	1.0	48.05	45,774	1.0	48.05

			41,837,504	5.7	36.55	26,633,411	4.5	35.73

						Options Expected to Vest
Range of Exercise Prices						Number Outstanding 12/31/08	Weighted- Average Remaining Contractual Life (yrs)	Weighted- Average Exercise Price
$ 8.11	to	$10.00				22,055	1.8	$8.58
10.01	to	15.00				87,380	2.0	12.07
15.01	to	25.00				1,936,645	2.0	23.50
25.01	to	35.00				10,330,683	6.5	33.16
35.01	to	45.00				26,372,913	5.4	38.70
45.01	to	50.71				45,774	1.0	48.05

						38,795,450	5.5	36.40

The aggregate intrinsic value of options outstanding, options exercisable and options expected to vest at December 31, 2008 was $10 million, $9 million, and $10 million, respectively.

The following table details the activity during 2008 related to restricted shares and restricted share units awarded by BB&T:

	For the Year Ended December 31, 2008
	Shares/Units	Wtd. Avg. Grant Date Fair Value
Nonvested at beginning of period	3,994,441	$33.20
Granted	2,610,672	23.08
Vested	(105,300)	30.57
Forfeited	(240,464)	29.70

Nonvested at end of period	6,259,349	29.15

At December 31, 2008, BB&T’s restricted shares and restricted share units had a weighted-average life of 3.2 years. At December 31, 2008, management estimates that 5.4 million restricted shares and restricted share units will vest over a weighted-average life of 3.2 years.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share Repurchase Activity

No shares of common stock were repurchased during 2008. During the years ended December 31, 2007 and 2006, BB&T repurchased 7 million and 22 million shares of common stock, respectively. At December 31, 2008, BB&T was authorized to repurchase an additional 44 million shares under the June 27, 2006, Board of Directors’ authorization.

NOTE 12.    Accumulated Other Comprehensive Income (Loss)

The balances in accumulated other comprehensive loss as of December 31, 2008 and 2007 are shown in the following tables:

	As of December 31, 2008
	Pre-Tax Amount	Deferred Tax Expense (Benefit)	After-Tax Amount
	(Dollars in millions)
Unrealized net losses on securities available for sale	$(517)	$(193)	$(324)
Unrealized net gains on cash flow hedges	76	28	48
Foreign currency translation adjustment	(9)	—	(9)
Unrecognized net pension and postretirement costs	(720)	(273)	(447)

Total	$(1,170)	$(438)	$(732)

	As of December 31, 2007
	Pre-Tax Amount	Deferred Tax Benefit	After-Tax Amount
	(Dollars in millions)
Unrealized net losses on securities available for sale	$(45)	$(17)	$(28)
Unrecognized net pension and postretirement costs	(127)	(48)	(79)
Foreign currency translation adjustment	3	—	3

Total	$(169)	$(65)	$(104)

NOTE 13.    Income Taxes

The provision for income taxes comprised the following:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)
Current expense:
Federal	$899	$765	$668
State	89	54	42
Foreign	—	25	115

Total current expense	988	844	825
Deferred expense (benefit):
Federal	(406)	(5)	115
State	(32)	(3)	5

Total deferred expense (benefit)	(438)	(8)	120

Provision for income taxes	$550	$836	$945

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reasons for the difference between the provision for income taxes and the amount computed by applying the statutory Federal income tax rate to income before income taxes were as follows:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)
Federal income taxes at statutory rate of 35%	$724	$900	$866
Increase (decrease) in provision for income taxes as a result of:
Addition to federal tax reserves	5	19	141
State income taxes, net of federal tax benefit	37	33	31
Federal tax credits	(54)	(34)	(25)
Interest on federal tax refunds	(66)	(7)	—
Tax exempt income	(77)	(73)	(62)
Other, net	(19)	(2)	(6)

Provision for income taxes	$550	$836	$945

Effective income tax rate	26.6%	32.5%	38.2%

BB&T has entered into certain transactions that have favorable tax treatment. These transactions include loans and investments that produce tax-exempt income and tax credits, reducing BB&T’s effective tax rate from the statutory rate. During the fourth quarter of 2008, BB&T agreed to treat its leveraged leases in accordance with the IRS’s proposal that, among other things, allows 20% of deductions, imputes interest income and deems the remaining transactions to be terminated as of December 31, 2008. As a result of this settlement, BB&T recognized pre-tax interest income of $93 million, or $60 million after-tax, which is reflected as a reduction in tax expense and reduced BB&T’s effective tax rate for 2008. As a result of changes in the timing of tax payments, FSP FAS 13-2 required a recalculation of each transaction that resulted in a $67 million charge to interest income and a corresponding $24 million tax benefit.

The tax effects of temporary differences that gave rise to significant portions of the net deferred tax assets and liabilities are reflected in the table below. Deferred tax assets and deferred tax liabilities are included in other assets and other liabilities, respectively on the “Consolidated Balance Sheets”.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2008	2007
	(Dollars in millions)
Deferred tax assets:
Allowance for loan and lease losses	$625	$375
Unrealized loss on securities available for sale	193	17
Postretirement plans	273	48
Equity-based compensation	79	48
Other	146	106

Total deferred tax assets	1,316	594

Deferred tax liabilities:
Lease financing	(117)	(86)
Prepaid pension plan expense	(196)	(144)
Loan fees & expenses	(167)	(138)
Depreciation	(57)	(31)
Identifiable intangible assets	(134)	(110)
Loan servicing rights	(68)	(101)
Unamortized FHLB loan prepayment fees	(99)	(127)
Derivatives & hedging	(88)	(29)
Other	(74)	(45)

Total deferred tax liabilities	(1,000)	(811)

Net deferred tax assets (liabilities)	$316	$(217)

On a periodic basis, BB&T evaluates its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate. This evaluation takes into consideration the status of current taxing authorities’ examinations of BB&T’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment in relation to tax-advantaged transactions. Detailed below is a reconciliation of BB&T’s unrecognized tax benefits for the years ended December 31, 2008 and December 31, 2007. The amounts presented in the reconciliation are gross of any related tax benefits.

	Unrecognized Tax Benefits
	As of December 31,
	2008	2007
	(Dollars in millions)
Beginning Balance	$219	$1,257
Current activity:
Additions based on tax positions related to current year	12	14
Reductions for tax positions of prior years	(30)	(1,013)
Settlements	—	(39)
Lapse of statute of limitations	(4)	—

Ending Balance	$197	$219

As of December 31, 2008 and December 31, 2007, BB&T had recorded $176 million and $168 million, respectively, of unrecognized federal and state tax benefits, which would have reduced the effective tax rate if recognized. In addition, the Company had $35 million and $30 million in liabilities for tax-related interest recorded on its Consolidated Balance Sheets at December 31, 2008 and 2007, respectively. Total interest, net of the federal benefit, related to unrecognized tax benefits recognized in the 2008 and 2007 Consolidated Statements of Income was $4 million and $12 million, respectively. BB&T classifies interest and penalties related to income taxes as a component of the provision for income taxes in the Consolidated Statements of Income.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The IRS has completed its federal income tax examinations of BB&T through 2006. BB&T has received notification of proposed IRS adjustments related to foreign tax credits claimed by a deconsolidated subsidiary for tax years 2002-2007. Management has consulted with outside counsel and continues to believe that BB&T’s treatment of these issues was appropriate and in compliance with the tax laws and regulations applicable to the years examined and intends to pursue available regulatory and legal remedies to defend BB&T’s position. Management believes the company’s current reserves for this matter are adequate, although the final outcome is uncertain. In addition, BB&T may make payments or deposits to the IRS in connection with this matter to stop the accrual of additional interest and penalties, while it pursues resolution. Resolution of this matter is not expected to occur within the next 12 months. BB&T has agreed to settle its dispute with the IRS regarding its leveraged lease transactions. Various years remain subject to examination by state taxing authorities.

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

The following table summarizes expenses (income) relating to employee retirement plans:

	For the Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)
Defined benefit plans	$9	$32	$50
Defined contribution and ESOP plans	76	72	67
Other	(38)	12	19

Total expense related to retirement benefit plans	$47	$116	$136

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

The following are the significant actuarial assumptions that were used to determine net periodic pension costs:

	December 31,
	2008	2007
Actuarial Assumptions
Weighted average assumed discount rate	6.60%	6.00%
Weighted average expected long-term rate of return on plan assets	8.00	8.00
Assumed rate of annual compensation increases 2009 - 2011	2.50	NA
Assumed rate of annual compensation increases thereafter	4.50	4.50

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	For the Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)
Net Periodic Pension Cost
Service cost	$69	$74	$65
Interest cost	81	74	65
Estimated return on plan assets	(139)	(120)	(92)
Net amortization and other	(2)	4	12

Net periodic pension cost	9	32	50

Pre-Tax Amounts Recognized in Comprehensive Income

Net actuarial (gain) loss	590	(54)	—
Amortization of prior service cost	4	4	—
Amortization of net (gain) loss	(2)	(8)	—
Net (income) cost for minimum pension liability	—	—	(4)

Net amount recognized in comprehensive income	592	(58)	(4)

Total net periodic pension (income) costs recognized in comprehensive income	$601	$(26)	$46

The following are the significant actuarial assumptions that were used to determine benefit obligations:

	December 31,
	2008	2007
Actuarial Assumptions
Weighted average assumed discount rate	6.20%	6.60%
Assumed rate of annual compensation increases	4.50	4.50

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Qualified Pension Plan		Nonqualified Pension Plans
	Years Ended December 31,		Years Ended December 31,
	2008	2007	2008	2007
	(Dollars in millions)
Change in Projected Benefit Obligation
Projected benefit obligation, January 1,	$1,120	$1,117	$132	$127
Service cost	65	69	4	5
Interest cost	72	66	9	8
Actuarial (gain) loss	45	(92)	—	(3)
Benefits paid	(42)	(40)	(5)	(5)

Projected benefit obligation, December 31,	$1,260	$1,120	$140	$132

	Qualified Pension Plan		Nonqualified Pension Plans
	Years Ended December 31,		Years Ended December 31,
	2008	2007	2008	2007
	(Dollars in millions)
Change in Plan Assets
Fair value of plan assets, January 1,	$1,736	$1,448	$—	$—
Actual return on plan assets	(406)	79	—	—
Employer contributions	83	249	5	5
Benefits paid	(42)	(40)	(5)	(5)

Fair value of plan assets, December 31,	1,371	1,736	—	—

Funded status at end of year	$111	$616	$(140)	$(132)

	Qualified Pension Plan		Nonqualified Pension Plans
	Years Ended December 31,		Years Ended December 31,
	2008	2007	2008	2007
	(Dollars in millions)
Pre-Tax Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Prior service credit (cost)	$5	$9	$—	$—
Net actuarial (loss) gain	(732)	(142)	(24)	(26)

Net amount recognized	$(727)	$(133)	$(24)	$(26)

The expected amortization of unrecognized prior service credit and unrecognized net actuarial losses for the qualified plan and nonqualified plans that are expected to be amortized from accumulated other comprehensive income (loss) into net periodic pension cost during 2009 are reflected in the following table:

	Qualified Pension Plan	Nonqualified Pension Plans
	(Dollars in millions)
Expected Amortization for 2009
Prior service cost (credit)	$(3)	$—
Net actuarial loss (gain)	60	1

Net amount to be amortized in 2009	$57	$1

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accumulated benefit obligation for the qualified plans totaled $1.1 billion and $948 million at December 31, 2008 and 2007, respectively. For the nonqualified plans, the accumulated benefit obligation totaled $123 million and $106 million at December 31, 2008 and 2007, respectively.

Employer contributions to the qualified pension plan are in amounts between the minimum required for funding standard accounts and the maximum amount deductible for federal income tax purposes. Management is not required to make a contribution to the qualified pension plan during 2009; however, management made a contribution of $422 million in early 2009 and may make additional contributions during 2009 if deemed appropriate. For the nonqualified plans the employer contributions are based on benefit payments. The following table reflects the estimated benefit payments reflecting expected future service for the next five years and for the years 2014 through 2018.

	Qualified Pension Plan	Nonqualified Pension Plans
	(Dollars in millions)
Estimated Benefit Payments
2009	$43	$7
2010	46	8
2011	49	9
2012	53	9
2013	57	9
2014-2018	345	49

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

BB&T periodically reviews its asset allocation and investment policy and during 2006 made changes to its target asset allocation. BB&T has established guidelines within each asset category to ensure the appropriate balance of risk and reward. The current target asset allocations for the plan assets include a range of 35% to 45% for U.S. equity securities, 7% to 13% for international equity securities, 20% to 30% for fixed income securities, and 10% to 30% for alternative investments, which include real estate, hedge funds, private equities and commodities, with any remainder to be held in cash equivalents. The allocation of plan assets for the defined benefit pension plans, by asset category as of December 31, 2008 and 2007 is detailed in the table below.

	December 31,
Allocation of Plan Assets	2008	2007
U.S. equity securities	44%	43%
International equity securities	13	13
Fixed income securities	31	31
Alternative investments	9	9
Cash equivalents	3	4

Total	100%	100%

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The plan assets included 3.540 million shares valued at $97 million and 1.033 million shares valued at $32 million of BB&T common stock at December 31, 2008 and 2007, respectively. During 2008, the plan purchased an additional 2.458 million shares in a private placement transaction from BB&T for $53 million.

Postretirement Benefits Other than Pension

BB&T provides certain postretirement benefits. These benefits provide covered employees a subsidy for purchasing health care and life insurance. During 2004, BB&T changed its postretirement benefit to eliminate the subsidy for those employees retiring after December 31, 2004. BB&T also reduced the subsidy paid to employees who retired on or before December 31, 2004, were age 55 years or older, and had at least ten years of service. For those employees, the subsidy is based upon years of service of the employee at the time of retirement. The effect of the change in subsidy has been accounted for as a plan amendment and reduced the projected benefit obligation by $96 million, which is being amortized as a reduction of benefit costs over approximately 17 years. At December 31, 2008 and 2007, the projected benefit obligation was $34 million and $41 million, respectively. There are no plan assets assigned to the plan. Employer contributions to the plan are based on benefit payments. The estimated benefit payments for other postretirement benefits are $5 million, $5 million, $5 million, $4 million and $3 million for the next five years and $13 million for the years 2014 through 2018.

Defined Contribution Plans

BB&T offers a 401(k) Savings Plan and other defined contribution plans that permit employees to contribute from 1% to 50% of their cash compensation. For full-time employees who are 21 years of age or older with one year or more of service, BB&T makes matching contributions of up to 6% of the employee’s compensation. BB&T’s contribution to the 401(k) Savings Plan and nonqualified defined contribution plans totaled $73 million, $70 million and $65 million for the years ended December 31, 2008, 2007 and 2006, respectively. BB&T also offers defined contribution plans to certain employees of subsidiaries who do not participate in the 401(k) Savings Plan.

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

	Contract or Notional Amount at December 31,
	2008	2007
	(Dollars in millions)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend, originate or purchase credit	$35,144	$34,295
Standby letters of credit and financial guarantees written	5,861	3,367
Commercial letters of credit	34	41
Financial instruments whose notional or contract amounts exceed the amount of credit risk:
Derivative financial instruments	74,177	47,197
Commitments to fund low income housing investments	412	444
Residential mortgage loans sold with recourse	822	170
All other loans sold with recourse	3,259	2,140

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

Standby letters of credit and financial guarantees written are unconditional commitments issued by BB&T to guarantee the performance of a customer to a third party. As of December 31, 2008, BB&T had issued $5.9 billion in such guarantees. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper issuance, bond financing and similar transactions. The credit risk involved in the issuance of these guarantees is essentially the same as that involved in extending loans to clients and as such, the instruments are collateralized when necessary.

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

BB&T invests in certain affordable housing and historic building rehabilitation projects throughout its market area as a means of supporting local communities, and receives tax credits related to these investments. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. Branch Bank typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. As of December 31, 2008 and 2007, BB&T had investments of $891 million and $750 million, respectively, related to these projects, which are included as other assets on the Consolidated Balance Sheets. BB&T’s outstanding commitments to fund affordable housing investments totaled $412 million and $444 million at December 31, 2008 and 2007, respectively, which are included as other liabilities on the Consolidated Balance Sheets. As of December 31, 2008, BB&T had outstanding loan commitments of $161 million to these funds, of which $81 million had funded and was included in loans and leases on the Consolidated Balance Sheets. BB&T’s maximum risk exposure related to these investments totaled $1.1 billion at December 31, 2008.

BB&T has sold certain mortgage-related loans that contain recourse provisions. These provisions generally require BB&T to reimburse the investor for a share of any loss that is incurred after the disposal of the property. At December 31, 2008 and 2007, BB&T had $4.1 billion and $2.3 billion, respectively, of loans sold with recourse.

BB&T has investments and future funding commitments to certain venture capital funds. As of December 31, 2008, BB&T had investments of $168 million, net of minority interest, related to these ventures and future funding commitments of $222 million. BB&T’s risk exposure relating to such commitments is generally limited to the amount of investments and future funding commitments made.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BB&T has made loan commitments to qualified special purpose entities as a nontransferor lender. As of December 31, 2008, BB&T had loan commitments to these entities totaling $405 million. Of this amount, $290 million had been funded and was included in loans and leases on the Consolidated Balance Sheets.

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

NOTE 16.    Regulatory Requirements and Other Restrictions

Branch Bank is required by the Board of Governors of the Federal Reserve System to maintain reserve balances in the form of vault cash or deposits with the Federal Reserve Bank based on specified percentages of certain deposit types, subject to various adjustments. At December 31, 2008, the net reserve requirement amounted to $381 million.

Branch Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both BB&T and Branch Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums, and to remain “well-capitalized” under the prompt corrective action regulations. BB&T does not expect that any of these laws, regulations or policies will materially affect the ability of Branch Bank to pay dividends. In connection with the sale of preferred stock to the Treasury Department under the CPP, BB&T is restricted from increasing its cash dividend to common shareholders above $.47 for three years without the prior approval of the Treasury Department.

BB&T is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on BB&T’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of BB&T’s assets, liabilities and certain off-balance-sheet items calculated pursuant to regulatory directives. BB&T’s capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings and other factors. BB&T is in full compliance with these requirements. Banking regulations also identify five capital categories for insured depository institutions: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2008 and 2007, BB&T and Branch Bank were classified as “well capitalized”.

Quantitative measures established by regulation to ensure capital adequacy require BB&T to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average tangible assets (leverage ratio).

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides summary information regarding regulatory capital for BB&T and Branch Bank as of December 31, 2008 and 2007:

	December 31, 2008				December 31, 2007
	Actual Capital		Capital Requirements		Actual Capital		Capital Requirements
	Ratio	Amount	Minimum	Well-Capitalized	Ratio	Amount	Minimum	Well-Capitalized
	(Dollars in millions)
Tier 1 Capital
BB&T	12.3%	$13,446	$4,390	$6,585	9.1%	$9,085	$4,002	$6,003
Branch Bank	10.8	11,533	4,273	6,409	8.8	8,469	3,866	5,799

Total Capital
BB&T	17.4	19,109	8,781	10,976	14.2	14,233	8,004	10,005
Branch Bank	13.6	14,475	8,545	10,681	11.1	10,707	7,732	9,665

Leverage Capital
BB&T	9.9	13,446	5,453	6,816	7.2	9,085	5,021	6,276
Branch Bank	8.7	11,533	3,977	6,628	7.0	8,469	3,636	6,059

As an approved seller/servicer, Branch Bank is required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, Government National Mortgage Association, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. At December 31, 2008 and 2007, Branch Bank’s equity was above all required levels.

At December 31, 2008 and 2007, BB&T had segregated cash deposits totaling $379 million and $208 million, respectively. These deposits relate to monies held for the exclusive benefit of clients, primarily at BB&T’s broker/dealer subsidiaries.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17.    Parent Company Financial Statements

Parent Company

Condensed Balance Sheets

December 31, 2008 and 2007

	2008	2007
	(Dollars in millions)
Assets
Cash and due from banks	$274	$37
Securities available for sale at fair value	182	133
Investment in banking subsidiaries	16,466	13,710
Investment in other subsidiaries	1,501	1,432

Total investments in subsidiaries	17,967	15,142

Advances to / receivables from banking subsidiaries	4,057	2,386
Advances to / receivables from other subsidiaries	1,601	1,967
Premises and equipment	4	4
Other assets	227	211

Total assets	$24,312	$19,880

Liabilities and Shareholders’ Equity
Short-term borrowed funds	$1,709	$1,797
Dividends payable	279	251
Accounts payable and other liabilities	86	84
Long-term debt	3,579	3,172
Long-term debt due to subsidiaries	2,622	1,944

Total liabilities	8,275	7,248

Total shareholders’ equity	16,037	12,632

Total liabilities and shareholders’ equity	$24,312	$19,880

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Parent Company

Condensed Income Statements

For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Dollars in millions)
Income
Dividends from banking subsidiaries	$1,172	$1,184	$1,755
Dividends from other subsidiaries	404	30	5
Interest and other income from subsidiaries	155	180	140
Other (loss) income	(67)	8	2

Total income	1,664	1,402	1,902

Expenses
Interest expense	273	352	301
Other expenses	32	30	27

Total expenses	305	382	328

Income before income taxes and equity in undistributed earnings of subsidiaries	1,359	1,020	1,574
Income tax benefit	76	65	63

Income before equity in undistributed earnings of subsidiaries	1,435	1,085	1,637
Equity in undistributed earnings of subsidiaries in excess of (less than) dividends from subsidiaries	84	649	(109)

Net income	1,519	1,734	1,528

Dividends and accretion on preferred stock	21	—	—

Net income available to common shareholders	$1,498	$1,734	$1,528

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Parent Company

Condensed Statements of Cash Flows

For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Dollars in millions)
Cash Flows From Operating Activities:
Net income	$1,519	$1,734	$1,528
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries (in excess of) less than dividends from subsidiaries	(84)	(649)	109
Amortization of intangibles	3	3	2
Discount accretion and premium amortization	4	3	4
Loss on sales of securities	47	—	—
Increase in other assets	(38)	(3)	(9)
Increase (decrease) increase in accounts payable and accrued liabilities	7	(39)	29
Other, net	3	2	2

Net cash provided by operating activities	1,461	1,051	1,665

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	62	32	14
Purchases of securities available for sale	(161)	(136)	(15)
Investment in subsidiaries	(3,102)	(101)	(61)
Advances to subsidiaries	(38,168)	(3,984)	(1,033)
Proceeds from repayment of advances to subsidiaries	37,242	1,491	307
Net cash acquired (paid) in business combinations	—	5	(15)

Net cash used in investing activities	(4,127)	(2,693)	(803)

Cash Flows From Financing Activities:
Net increase in long-term debt	716	350	599
Net (decrease) increase in short-term borrowed funds	(88)	350	391
Net proceeds from common stock issued	160	64	91
Redemption of common stock	—	(254)	(936)
Proceeds from preferred stock issuance	3,134	—	—
Cash dividends paid on common stock	(1,019)	(962)	(863)

Net cash provided by (used in) financing activities	2,903	(452)	(718)

Net Increase (Decrease) Increase in Cash and Cash Equivalents	237	(2,094)	144
Cash and Cash Equivalents at Beginning of Year	37	2,131	1,987

Cash and Cash Equivalents at End of Year	$274	$37	$2,131

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18.    Disclosures about Fair Value of Financial Instruments

BB&T adopted SFAS No. 157 effective January 1, 2008. SFAS No. 157 provides a framework for measuring fair value that requires an entity determine fair value based on exit price in the principal market for the asset or liability being measured. Upon adoption, BB&T changed its principal market for measuring the fair value of certain client derivative contracts. The impact of this change on the measurement of fair value for these contracts was $7 million, pre-tax, and was recorded as a decrease in other noninterest income effective January 1, 2008.

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

The following table details the fair value and unpaid principal balance of loans held for sale at December 31, 2008, that were elected to be carried at fair value.

	Fair Value	Aggregate Unpaid Principal Balance	Fair Value less Aggregate Unpaid Principal Balance
	(Dollars in millions)
Loans held for sale reported at fair value
Total (1)	$1,396	$1,367	$29
Nonaccrual loans	1	1	—
Loans 90 days or more past due and still accruing interest	3	3	—

(1)	The change in fair value is reflected in mortgage banking income.

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

Level 3

Level 3 assets and liabilities are financial instruments whose value is calculated by the use of pricing models and/or discounted cash flow methodologies, as well as financial instruments for which the determination of

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair value requires significant management judgment or estimation. These methodologies may result in a significant portion of the fair value being derived from unobservable data. Level 3 assets and liabilities include certain trading securities, non-agency mortgage-backed securities, mortgage servicing rights, venture capital investments and certain derivative contracts.

Assets and liabilities measured at fair value on a recurring basis, including financial instruments for which BB&T has elected the Fair Value Option are summarized below:

		Fair Value Measurements for Assets and Liabilities Measured on a Recurring Basis
	As of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(Dollars in millions)
Assets:
Trading securities	$376	$204	$168	$4
Securities available for sale	32,843	170	31,574	1,099
Loans held for sale (1)	1,396	—	1,396	—
Residential mortgage servicing rights	370	—	—	370
Derivative assets (2)	1,723	4	1,681	38
Venture capital investments (2)	183	—	1	182

Total assets	$36,891	$378	$34,820	$1,693

Liabilities:
Derivative liabilities (2)	$1,097	$11	$1,085	$1
Short-term borrowed funds (3)	149	—	149	—

Total liabilities	$1,246	$11	$1,234	$1

(1)	Loans held for sale are residential and commercial mortgage loans that were originated subsequent to December 31, 2007 for which BB&T elected the fair value option under SFAS No. 159. Loans originated prior to January 1, 2008 and certain other loans held for sale are still accounted for at the lower of cost or market. There were $28 million in loans held for sale that are not accounted for at fair value at December 31, 2008.
(2)	These amounts are reflected in other assets and other liabilities on the Consolidated Balance Sheet.
(3)	Short-term borrowed funds reflect securities sold short positions.

The table below presents a reconciliation for the year ended December 31, 2008, for all Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements Using Significant Unobservable Inputs
For the Year Ended December 31, 2008	AFS Securities	Trading	Mortgage Servicing Rights	Net Derivatives	Venture Capital Investments
	(Dollars in millions)
Balance at January 1, 2008	$9	$27	$472	$2	$128
Total realized and unrealized gains or losses:
Included in earnings	(35)	(3)	(314)	35	(8)
Included in other comprehensive income (loss)	(3)	—	—	—	—
Purchases, issuances and settlements	5	(19)	212	—	62
Transfers in and/or out of Level 3	1,123	(1)	—	—	—

Balance at December 31, 2008	$1,099	$4	$370	$37	$182

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BB&T transferred approximately $1.1 billion in available for sale securities to level 3 during 2008. These transfers were almost entirely non-agency mortgage-backed securities for which there has been very limited sales activity. Certain assumptions regarding market liquidity for the valuation of these securities could not be reliably observed. These assumptions represent a more than nominal component of fair value. There was no gain or loss recognized in earnings at the time of the transfer of the non-agency mortgage-backed securities to level 3.

The table below summarizes unrealized and realized gains and losses recorded in earnings for Level 3 assets and liabilities for the year ended December 31, 2008.

	Total Gains and Losses
	AFS Securities	Trading	Mortgage Servicing Rights	Net Derivatives	Venture Capital Investments
	(Dollars in millions)
Classification of gains and losses (realized/unrealized) included in earnings for the period:
Securities gains (losses), net	$(35)	$—	$—	$—	$—
Mortgage banking income	—	—	(314)	35	—
Other noninterest income	—	(3)	—	—	(8)

Total	$(35)	$(3)	$(314)	$35	$(8)

Net unrealized gains (losses) included in net income relating to assets and liabilities still held at December 31, 2008	$—	$—	$(220)	$37	$(12)

The realized and unrealized losses reported for mortgage servicing rights assets are composed of a negative valuation adjustment of $220 million plus the realization of expected residential mortgage servicing rights cash flows of $94 million for the year ended December 31, 2008. BB&T uses various derivative financial instruments to mitigate the income statement effect of changes in fair value due to its quarterly valuation. During 2008, the derivative instruments produced gains of $262 million, which offset the negative valuation adjustment recorded.

Also, BB&T may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. Assets measured at fair value on a nonrecurring basis for the year ended December 31, 2008 that were still held on the balance sheet at December 31, 2008 totaled $1.3 billion. This amount consists of $740 million for impaired loans and $538 million for foreclosed real estate that were classified as Level 3 assets. During the year ended December 31, 2008, BB&T recorded $142 million and $22 million, respectively, in losses related to write-downs of the loans and the foreclosed real estate based on the appraised value of the underlying collateral.

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” (“SFAS No. 107”), requires the disclosure of the estimated fair value of financial instruments. A financial instrument is defined as cash, evidence of an ownership interest in an entity or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity. BB&T has recorded certain assets and liabilities at fair value as required by SFAS No. 157, and those assets for which BB&T elected the Fair Value Option.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the carrying amounts and fair values of those financial assets and liabilities that BB&T has not recorded at fair value:

	December 31,
	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents	$2,740	$2,740	$3,117	$3,117
Segregated cash due from banks	379	379	208	208
Loans and leases, net of unearned income:
Loans (1)	95,958	96,280	90,035	89,967
Leases	1,315	NA	1,651	NA
Allowance for loan and lease losses	(1,574)	NA	(1,004)	NA

Net loans and leases	$95,699		$90,682

Financial liabilities:
Deposits	$98,613	98,877	$86,766	84,445
Federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	10,788	10,788	10,634	10,634
Long-term debt	18,026	17,873	18,687	18,662
Capitalized leases	6	NA	6	NA

(1)	Excludes loans held for sale for which the Fair Value Option was elected.

NA—not applicable

The following is a summary of the notional or contractual amounts and fair values of BB&T’s off-balance sheet financial instruments as of the periods indicated:

	December 31,
	2008		2007
	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value
	(Dollars in millions)
Contractual commitments:
Commitments to extend, originate or purchase credit	$35,144	$50	$34,295	$52
Mortgage loans sold with recourse	822	2	170	—
Other assets sold with recourse	3,259	8	2,140	5
Standby and commercial letters of credit and financial guarantees written	5,895	20	3,408	5
Commitments to fund affordable housing investments	412	393	444	402

Estimates of the fair value of these financial instruments are made at a point in time, based on relevant market data and information about the financial instrument. Fair values are calculated based on the value of one trading unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, estimated transaction costs that may result from bulk sales or the relationship between various financial instruments. No readily available market exists for a significant portion of BB&T’s financial instruments. Fair value estimates for these instruments are based on judgments regarding current economic conditions, currency and interest rate risk characteristics, loss experience and other factors. Many of these estimates involve uncertainties and matters of significant judgment and cannot be determined with precision. Therefore, the calculated fair value estimates in many instances cannot be substantiated by comparison to independent markets and, in many cases, may not be realizable in a current sale of the instrument. In addition, changes in assumptions could significantly affect these fair value estimates. The following methods and assumptions were used by BB&T in estimating the fair value of these financial instruments.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and cash equivalents and segregated cash due from banks: For these short-term instruments, the carrying amounts are a reasonable estimate of fair values.

Loans receivable and loans held for sale: The fair values for loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms and credit quality. The carrying amounts of accrued interest approximate fair values. The fair values of loans held for sale for which BB&T did not elect the Fair Value Option are based on quoted market prices and the projected value of the net servicing fees.

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

NOTE 19.    Derivative Financial Instruments

The following tables set forth certain information concerning BB&T’s derivative financial instruments at December 31, 2008 and 2007:

Derivative Financial Instruments

	December 31, 2008		December 31, 2007
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(Dollars in millions)
Receive fixed swaps (includes forward starting)	$18,302	$1,284	$14,890	$336
Pay fixed swaps (includes forward starting)	18,387	(857)	7,492	(171)
Other swaps	6,803	7	5,457	(10)
Caps, floors and collars	1,187	—	3,650	16
Foreign exchange contracts	684	1	227	—
Futures contracts	7,154	(7)	8,690	(3)
Treasury forwards	—	—	10	—
Interest rate lock commitments	4,239	33	1,203	2
Forward commitments	4,820	(44)	2,028	(10)
Swaptions	5,163	115	1,741	21
When-issued securities and forward rate agreements	6,883	87	1,703	—
Options on contracts purchased and sold	555	7	106	—

Total	$74,177	$626	$47,197	$181

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables disclose data with respect to BB&T’s derivative financial instrument classifications and hedging relationships:

Derivative Classifications and Hedging Relationships

	December 31, 2008			December 31, 2007
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Gain	Loss		Gain	Loss
	(Dollars in millions)
Derivatives Designated as Cash Flow Hedges:
Hedging business loans	$1,250	$45	$—	$2,119	$20	$—
Hedging overnight and short-term funding	4,100	6	(31)	1,750	—	(14)
Hedging 3 Month LIBOR funding	3,755	6	(39)	2,934	—	(8)
Derivatives Designated as Fair Value Hedges:
Hedging long-term debt	4,160	585	—	8,300	148	(6)
Hedging municipal securities	354	—	(150)	446	—	(33)
Hedging certificates of deposit	357	15	—	—	—	—
Derivatives Designated as Net Investment Hedges:
Hedging foreign exchange	73	—	(1)	—	—	—
Derivatives Not Designated as Hedges	60,128	1,066	(876)	31,648	241	(167)

Total	$74,177	$1,723	$(1,097)	$47,197	$409	$(228)

At December 31, 2008 and 2007, BB&T had designated notional values of $4.9 billion and $8.7 billion, respectively, of derivatives as fair value hedges. At December 31, 2008, fair value hedges reflected a net unrealized gain of $450 million, with instruments in a gain position reflecting a fair value of $600 million recorded in other assets and instruments in a loss position with a fair value of $150 million recorded in other liabilities. At December 31, 2007, derivatives designated as fair value hedges reflected a net unrealized gain of $109 million, composed of instruments in a gain position with a fair value of $148 million and instruments in a loss position with a fair value of $39 million. BB&T terminated a fair value hedge related to its long-term debt during the fourth quarter of 2008 and received proceeds of $266 million. The proceeds from this termination were included in cash flows from financing activities and the related gain is being amortized over the remaining term of the debt. The impact on earnings resulting from fair value hedge ineffectiveness was a loss of $10 million during 2008 and a loss of $2 million during 2007 and 2006, respectively.

At December 31, 2008 and 2007, BB&T had designated derivatives with notional values of $9.1 billion and $6.8 billion, respectively, as cash flow hedges. These instruments were in a net loss position of $13 million and $2 million at December 31, 2008 and 2007, respectively. The impact on earnings resulting from the ineffectiveness of cash flow hedges was a loss of $1 million during 2008 and was not material for 2007 and 2006, respectively.

BB&T’s floating rate business loans, Federal funds purchased, institutional certificates of deposit, other time deposits, medium term bank notes and long term debt expose it to variability in cash flows for interest payments. The risk management objective for these assets and liabilities is to hedge the variability in the interest payments. This objective is met by entering into interest rate swaps, and interest rate collars and caps. Interest rate collars and caps fix the interest payments when interest rates on the hedged item exceed predetermined rates. Accumulated other comprehensive income included $73 million and $14 million in unrecognized after-tax gains on interest rate swaps, caps, floors and collars hedging variable interest payments on business loans at December 31, 2008 and 2007, respectively. These amounts included unrecognized after-tax gains on terminated swaps, caps and collars of $45 million and $7 million at December 31, 2008 and December 31, 2007, respectively. In addition, accumulated other comprehensive income included $28 million and $14 million in net unrecognized after-tax losses on interest rate swaps, caps and floors hedging variable interest payments on short-term funding at December 31, 2008 and 2007, respectively. These amounts included unrecognized after-tax gains on terminated

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

hedges of $11 million and unrecognized after-tax losses of $3 million at December 31, 2008 and 2007, respectively. Also included in accumulated other comprehensive income at December 31, 2008 are unrecognized after-tax gains of $3 million on terminated interest rate swaps hedging variable interest payments on long term debt.

The estimated net amount in accumulated other comprehensive income at December 31, 2008 that is expected to be reclassified into earnings within the next 12 months is a net after-tax loss of $9 million. The amount reclassified into earnings from other comprehensive income during 2008 and 2007 was a net after-tax gain of $61 million and $5 million, respectively. During 2006, the amount reclassified into earnings from other comprehensive income was not material.

All of BB&T’s cash flow hedges are hedging exposure to variability in future cash flows for forecasted transactions related to the payment of variable interest on then existing financial instruments. The maximum length of time over which BB&T is hedging its exposure to the variability in future cash flows for forecasted transactions related to variable interest payments is 7.4 years.

BB&T also held $60.1 billion and $31.6 billion in notional value of derivatives not designated as hedges at December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, these instruments were in a net gain position with a net estimated fair value of $190 million and $74 million, respectively. Changes in the fair value of these derivatives are reflected in current period earnings. Derivatives not designated as a hedge in the notional amounts of $25.1 billion and $9.4 billion have been entered into as risk management instruments for mortgage servicing rights and mortgage banking operations at December 31, 2008 and 2007, respectively. For mortgage loans originated for sale, BB&T is exposed to changes in market rates and conditions subsequent to the interest rate lock and funding date. BB&T’s economic hedge strategy related to its interest rate lock commitment derivatives and loans held for sale includes utilizing mortgage-based derivatives such as forward commitments and options in order to mitigate market risk. At December 31, 2008 and 2007, respectively, BB&T held derivatives not designated as hedges with notional amounts totaling $9.3 billion and $6.4 billion that have been entered into to facilitate transactions on behalf of BB&T’s clients. BB&T also held derivatives not designated as hedges with notional amounts totaling $25.7 billion and $15.8 billion at December 31, 2008 and 2007, respectively, as risk management instruments primarily related to client derivatives, balance sheet management and capital markets activities.

Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. Because the notional amount of the instruments only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. In addition, certain counterparties are required to provide cash collateral to BB&T when their unsecured loss positions exceed certain negotiated limits. As of December 31, 2008 and 2007, BB&T had received cash collateral of approximately $165 million and $75 million, respectively. In addition, BB&T had posted collateral of $180 million and $8 million at December 31, 2008 and 2007, respectively. As of December 31, 2008, BB&T had approximately $59 million of unsecured positions with derivative dealers. All of the derivative contracts to which BB&T is a party settle monthly, quarterly or semiannually. In the case of contracts with derivative dealers, BB&T only transacts with dealers that are national market makers whose credit ratings are strong. Further, BB&T has netting agreements with the dealers with which it does business. Because of these factors, BB&T’s credit risk exposure related to derivatives contracts at December 31, 2008 and 2007 was not material.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20.    Computation of Earnings Per Common Share

The basic and diluted earnings per common share calculations are presented in the following table:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions, except per share data, shares in thousands)
Basic Earnings Per Share:
Net income available to common shareholders	$1,498	$1,734	$1,528

Weighted average number of common shares	548,847	547,184	539,140

Basic earnings per share	$2.73	$3.17	$2.84

Diluted Earnings Per Share:
Net income available to common shareholders	$1,498	$1,734	$1,528

Weighted average number of common shares	548,847	547,184	539,140
Add:
Effect of dilutive outstanding equity-based awards	3,651	4,571	4,751

Weighted average number of diluted common shares	552,498	551,755	543,891

Diluted earnings per share	$2.71	$3.14	$2.81

For the years ended December 31, 2008, 2007 and 2006, respectively, the number of antidilutive options was 33.5 million, 14.0 million and 8.1 million. In addition, BB&T had a warrant outstanding for 13.9 million shares as of December 31, 2008 that was antidilutive.

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

BB&T measures and presents information for internal reporting purposes in a variety of different ways. The internal reporting system presently used by management in the planning and measuring of operating activities, as well as the system to which most managers are held accountable, is based on organizational structure.

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Early in 2009, management evaluated its allocation methodologies for the economic provision for loan and lease losses and FTP given the deterioration in the loan portfolio and the dislocation in the LIBOR rate during 2008. Based on this evaluation, management updated its allocations of the economic provision for loan and lease losses and FTP to reflect these events that occurred in 2008. The 2008 results presented in the three-year comparative table reflect the updated methodologies for the economic provision for loan and lease losses and FTP. In addition, a separate presentation of the 2008 results based on the prior methodologies has been provided.

Banking Network

BB&T’s Banking Network serves individual and business clients by offering a variety of loan and deposit products and other financial services. The Banking Network is primarily responsible for serving client relationships, and, therefore, is credited with revenue from the Residential Mortgage Banking, Financial Services, Insurance Services, Specialized Lending, Sales Finance and other segments, which is reflected in net referral fees. Amortization and depreciation expense that has been allocated to the segment totaled $82 million, $86 million and $88 million for 2008, 2007 and 2006, respectively.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Sales Finance

BB&T’s Sales Finance segment primarily originates loans to consumers for the purchase of automobiles. Such loans are originated on an indirect basis through approved franchised and independent automobile dealers throughout the BB&T market area. Sales Finance also originates loans for the purchase of boats and recreational vehicles originated through dealers in BB&T’s market area. In addition, Sales Finance also provides financing to dealers for their inventories. The Banking Network receives an intersegment referral fee for servicing the loans originated by the Sales Finance segment with the corresponding charge remaining in the Sales Finance segment. Amortization and depreciation expense that has been allocated to the segment was not material for any of the years presented.

Specialized Lending

BB&T’s Specialized Lending segment consists of six business units that provide specialty finance alternatives to consumers and businesses including: dealer-based financing of equipment for both small businesses and consumers, equipment leasing, direct consumer finance, insurance premium finance, indirect sub-prime automobile finance, and full-service commercial mortgage banking. Bank clients as well as nonbank clients within and outside BB&T’s primary geographic market area are served by these companies. The Banking Network receives credit for referrals to these companies with the corresponding charge retained in the corporate office, which is reflected as part of Parent/Reconciling Items in the accompanying tables. Amortization and depreciation expense that has been allocated to the segment totaled $28 million, $23 million and $17 million for 2008, 2007 and 2006, respectively.

Insurance Services

BB&T operates the 6th largest insurance agency/brokerage network in the nation. BB&T Insurance Services provides property and casualty, life and health insurance to businesses and individuals. It also provides small business and corporate products, such as workers compensation and professional liability, as well as surety coverage and title insurance. In addition, the Insurance Services segment also underwrites a limited amount of property and casualty coverage. The Banking Network receives credit for insurance commissions on referred accounts, with the corresponding charge retained in the corporate office, which is reflected as part of Parent/Reconciling Items in the accompanying tables. Amortization and depreciation expense that has been allocated to the segment totaled $19 million, $13 million and $13 million for 2008, 2007 and 2006, respectively.

Financial Services

BB&T’s Financial Services segment provides personal trust administration, estate planning, investment counseling, wealth management, asset management, employee benefits services, corporate banking and corporate trust services to individuals, corporations, institutions, foundations and government entities. BB&T’s Financial

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Services segment also offers clients investment alternatives, including discount brokerage services, equities, fixed-rate and variable-rate annuities, mutual funds and governmental and municipal bonds through BB&T Investment Services, Inc., a subsidiary of Branch Bank. The Financial Services segment includes Scott & Stringfellow, LLC, a full-service brokerage and investment banking firm headquartered in Richmond, Virginia. Scott & Stringfellow provides services in retail brokerage, equity and debt underwriting, investment advice, corporate finance and equity research and facilitates the origination, trading and distribution of fixed-income securities and equity products in both the public and private capital markets. Scott & Stringfellow also has a public finance department that provides investment banking services, financial advisory services and municipal bond financing to a variety of regional taxable and tax-exempt issuers. Scott & Stringfellow’s investment banking and corporate and public finance areas do business as BB&T Capital Markets. The Financial Services segment also includes the Corporate Banking Division that originates and services large corporate relationships, syndicated lending relationships and client derivatives. The Banking Network receives an interoffice credit for referral fees, with the corresponding charge remaining in the corporate office, which is reflected as part of Parent/Reconciling Items in the accompanying tables. Amortization and depreciation expense that has been allocated to the segment totaled $11 million, $9 million and $10 million for 2008, 2007 and 2006, respectively.

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

BB&T Corporation

Reportable Segments

For the Years Ended December 31, 2008, 2007 and 2006

	Banking Network			Residential Mortgage Banking			Sales Finance			Specialized Lending			Insurance Services
	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(Dollars in millions)
Net interest income (expense)	$2,119	$2,305	$2,385	$1,135	$1,042	$895	$401	$376	$306	$711	$676	$494	$12	$18	$14
Net funds transfer pricing (FTP)	1,113	1,141	931	(835)	(791)	(648)	(283)	(256)	(194)	(210)	(223)	(118)	(5)	(4)	(4)

Net interest income (expense) and FTP	3,232	3,446	3,316	300	251	247	118	120	112	501	453	376	7	14	10

Economic provision for loan and lease losses	840	155	145	134	9	9	40	21	21	301	194	137	—	—	—
Noninterest income	1,235	1,095	967	224	120	109	2	2	2	116	90	74	907	839	783
Intersegment net referral fees (expense)	254	239	223	(96)	(92)	(92)	(13)	(13)	(12)	—	—	—	—	—	—
Noninterest expense	1,545	1,472	1,402	84	64	53	28	25	23	243	206	163	697	624	624
Allocated corporate expenses	700	588	528	10	10	11	11	10	8	38	25	20	42	28	25

Income (loss) before income taxes	1,636	2,565	2,431	200	196	191	28	53	50	35	118	130	175	201	144
Provision (benefit) for income taxes	586	927	879	72	71	69	10	19	18	14	45	48	67	76	55

Segment net income (loss)	$1,050	$1,638	$1,552	$128	$125	$122	$18	$34	$32	$21	$73	$82	$108	$125	$89

Identifiable segment assets (period end)	$65,358	$60,739	$56,658	$19,028	$18,503	$16,426	$6,117	$5,786	$5,486	$6,571	$5,608	$3,785	$1,253	$1,076	$1,046

	Financial Services			Treasury			All Other Segments (1)			Parent/Reconciling Items			Total BB&T Corporation
	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(Dollars in millions)
Net interest income (expense)	$47	$20	$25	$300	$(134)	$(171)	$161	$167	$166	$(648)	$(590)	$(406)	$4,238	$3,880	$3,708
Net funds transfer pricing (FTP)	29	35	19	(7)	(158)	(69)	(170)	(169)	(130)	368	425	213	—	—	—

Net interest income (expense) and FTP	76	55	44	293	(292)	(240)	(9)	(2)	36	(280)	(165)	(193)	4,238	3,880	3,708

Economic provision for loan and lease losses	8	—	—	—	—	1	8	1	1	114	68	(74)	1,445	448	240
Noninterest income	630	553	547	140	111	117	42	58	66	(99)	(94)	(144)	3,197	2,774	2,521
Intersegment net referral fees (expense)	20	10	18	—	—	(1)	—	—	—	(165)	(144)	(136)	—	—	—
Noninterest expense	528	481	476	12	8	10	86	81	80	698	675	685	3,921	3,636	3,516
Allocated corporate expenses	29	30	35	4	3	7	1	7	6	(835)	(701)	(640)	—	—	—

Income (loss) before income taxes	161	107	98	417	(192)	(142)	(62)	(33)	15	(521)	(445)	(444)	2,069	2,570	2,473
Provision (benefit) for income taxes	59	36	36	104	(106)	(94)	(49)	(23)	(11)	(313)	(209)	(55)	550	836	945

Segment net income (loss)	$102	$71	$62	$313	$(86)	$(48)	$(13)	$(10)	$26	$(208)	$(236)	$(389)	$1,519	$1,734	$1,528

Identifiable segment assets (period end)	$2,921	$4,118	$2,163	$37,438	$24,137	$24,262	$5,029	$3,934	$3,848	$8,300	$8,717	$7,677	$152,015	$132,618	$121,351

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BB&T Corporation

Reportable Segments—Prior Methodology

For the Year Ended December 31, 2008

	Banking Network	Residential Mortgage Banking	Sales Finance	Specialized Lending	Insurance Services	Financial Services	Treasury	All Other Segments (1)	Parent/ Reconciling Items	Total BB&T Corporation
	(Dollars in millions)
Net interest income (expense)	$2,119	$1,135	$401	$711	$12	$47	$300	$161	$(648)	$4,238
Net funds transfer pricing (FTP)	1,325	(835)	(269)	(211)	(5)	44	(258)	(167)	376	—

Net interest income (expense) and FTP	3,444	300	132	500	7	91	42	(6)	(272)	4,238

Economic provision for loan and lease losses	189	10	23	301	—	1	—	1	920	1,445
Noninterest income	1,235	224	2	116	907	630	140	42	(99)	3,197
Intersegment net referral fees (expense)	254	(96)	(13)	—	—	20	—	—	(165)	—
Noninterest expense	1,545	84	28	243	697	528	12	86	698	3,921
Allocated corporate expenses	700	10	11	38	42	29	4	1	(835)	—

Income (loss) before income taxes	2,499	324	59	34	175	183	166	(52)	(1,319)	2,069
Provision (benefit) for income taxes	897	116	21	13	67	68	(3)	(45)	(584)	550

Segment net income (loss)	$1,602	$208	$38	$21	$108	$115	$169	$(7)	$(735)	$1,519

Identifiable segment assets (period end)	$65,358	$19,028	$6,117	$6,571	$1,253	$2,921	$37,438	$5,029	$8,300	$152,015

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 27, 2009:

BB&T Corporation (Registrant)

By:	/S/ KELLY S. KING
Kelly S. King President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 27, 2009:

/S/ KELLY S. KING
Kelly S. King President and Chief Executive Officer (Principal Executive Officer)

/S/ DARYL N. BIBLE
Daryl N. Bible Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ EDWARD D. VEST
Edward D. Vest Executive Vice President and Corporate Controller (Principal Accounting Officer)

A Majority of the Directors of the Registrant are included.

/S/ JOHN A. ALLISON IV
John A. Allison IV Chairman of the Board

/S/ KELLY S. KING
Kelly S. King Director, President and Chief Executive Officer

/S/ JENNIFER S. BANNER
Jennifer S. Banner Director

/S/ ANNA R. CABLIK
Anna R. Cablik Director

/S/ NELLE R. CHILTON
Nelle R. Chilton Director

/S/ RONALD E. DEAL
Ronald E. Deal Director

/S/ TOM D. EFIRD
Tom D. Efird Director

/S/ BARRY J. FITZPATRICK
Barry J. Fitzpatrick Director

/S/ L. VINCENT HACKLEY, PH.D.
L. Vincent Hackley, Ph.D. Director

/S/ JANE P. HELM
Jane P. Helm Director

/S/ JOHN P. HOWE III, M.D.
John P. Howe III, M.D. Director

/S/ JAMES H. MAYNARD
James H. Maynard Director

/S/ ALBERT O. MCCAULEY
Albert O. McCauley Director

J. Holmes Morrison Director

/S/ NIDO R. QUBEIN
Nido R. Qubein Director

Thomas N. Thompson Director

/S/ STEPHEN T. WILLIAMS
Stephen T. Williams Director

EXHIBIT INDEX

Exhibit No.	Description	Location
2.1	Agreement and Plan of Reorganization dated as of July 29, 1994 and amended and restated as of October 22, 1994 between the Registrant and BB&T Financial Corporation.	Incorporated herein by reference to Annex I of Form S-4 Registration Statement No. 33-56437.

2.2	Plan of Merger as of July 29, 1994 as amended and restated on October 22, 1994 between the Registrant and BB&T Financial Corporation.	Incorporated herein by reference to Annex II of Form S-4 Registration Statement No. 33-56437.

3(i)	Articles of Incorporation of the Registrant, as Restated February 25, 2009.	Filed herewith.

3(ii)	Bylaws of the Registrant, as amended October 23, 2007.	Incorporated herein by reference to Exhibit 3(ii) of the Current Report on Form 8-K, filed October 25, 2007.

4.1	Articles of Incorporation of the Registrant, as Restated February 25, 2009, related to Junior Participating Preferred Stock.	Incorporated herein by reference to Article IV of Exhibit 3(i).

4.2	Articles of Incorporation of the Registrant, as Restated February 25, 2009, related to Series C Preferred Stock.	Incorporated herein by reference to Article IV of Exhibit 3(i).

4.3

Subordinated Indenture (including Form of Subordinated Debt Security) between the Registrant and U.S. Bank National Association (as successor in interest to State Street Bank and Trust Company), as trustee, dated as of May 24, 1996.

Incorporated herein by reference to Exhibit 4(d) of Form S-3 Registration Statement No. 333-02899.

4.4

Senior Indenture (including form of Senior Debt Security) between Registrant and U.S. Bank National Association (as successor in interest to State Street Bank and Trust Company), as trustee, dated as of May 24, 1996

Incorporated herein by reference to Exhibit 4(c) of Form S-3 Registration Statement No. 333-02899.

4.5	First Supplemental Indenture between the Registrant and U.S. Bank National Association, Trustee, dated as of December 23, 2003.	Filed herewith.

4.6	Second Supplemental Indenture between the Registrant and U.S. Bank National Association, Trustee, dated as of September 24, 2004.	Incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed September 27, 2004.

10.1*	BB&T Corporation Amended and Restated Non-Employee Directors’ Deferred Compensation and Stock Option Plan (amended and restated January 1, 2005).	Incorporated herein by reference to Exhibit 10.1 of the Annual Report on Form 10-K, filed February 28, 2008.

10.2*	BB&T Corporation 1995 Omnibus Stock Incentive Plan (as amended and restated through February 25, 2003).	Incorporated herein by reference to Exhibit 99 of Form S-8 Registration Statement No. 333-116502.

10.2.a*	2008 Declaration of Amendment to BB&T Corporation 1995 Omnibus Stock Incentive Plan.	Filed herewith.

10.2.b*	409A Declaration of Amendment to BB&T Corporation 1995 Omnibus Stock Incentive Plan.	Filed herewith.

Exhibit No.	Description	Location
10.3*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation 1995 Omnibus Stock Incentive Plan, as amended and restated.	Incorporated herein by reference to Exhibit 10(b) of the Current Report on Form 8-K, filed February 28, 2005.

10.4*	BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (amended and restated effective January 1, 2005).	Incorporated herein by reference to Exhibit 10.4 of the Annual Report on Form 10-K, filed February 28, 2008.

10.4.a*	2008 Declaration of Amendment to BB&T Corporation Amended and Restated 2004 Stock Incentive Plan.	Filed herewith.

10.5*	Form of Performance Unit Award Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan.	Incorporated herein by reference to Exhibit 10.5 of the Annual Report on Form 10-K, filed February 28, 2008.

10.6*	Form of Non-Employee Director Restricted Stock Unit Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan.	Incorporated herein by reference to Exhibit 10.6 of the Annual Report on Form 10-K, filed February 28, 2008.

10.7*	Form of Non-Employee Director Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan.	Incorporated herein by reference to Exhibit 10.7 of the Annual Report on Form 10-K, filed February 28, 2008.

10.8*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan.	Incorporated herein by reference to Exhibit 10.8 of the Annual Report on Form 10-K, filed February 28, 2008.

10.9*	Form of Restricted Stock Unit Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan.	Incorporated herein by reference to Exhibit 10.9 of the Annual Report on Form 10-K, filed February 28, 2008.

10.10*	Form of Restricted Stock Unit Agreement (Performance Vesting Component) for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan.	Incorporated herein by reference to Exhibit 10.10 of the Annual Report on Form 10-K, filed February 28, 2008.

10.11*	BB&T Corporation Amended and Restated 1996 Short-term Incentive Plan.	Filed herewith.

10.12*	Southern National Deferred Compensation Plan for Key Executives including amendments.	Incorporated herein by reference to Exhibit 10(l) of the Annual Report on Form 10-K, filed March 7, 2005.

10.13*	BB&T Corporation Target Pension Plan.	Filed herewith.

10.14*	BB&T Corporation Non-Qualified Defined Benefit Plan.	Filed herewith.

10.15*	BB&T Corporation Non-Qualified Defined Contribution Plan.	Filed herewith.

10.16*	BB&T Corporation Supplemental Defined Contribution Plan for Highly Compensated Employees.	Filed herewith.

10.17*	BB&T Corporation Non-Qualified Deferred Compensation Trust Amended and Restated effective November 1, 2001 (including amendments).	Incorporated herein by reference to Exhibit 10.17 of the Annual Report on Form 10-K, filed February 28, 2008.

Exhibit No.	Description	Location
10.18*	2006 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and John A. Allison, IV.	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed December 18, 2006.

10.19*	2008 Amendment to 2006 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and John A. Allison, IV.	Filed herewith.

10.20*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Kelly S. King.	Filed herewith.

10.21*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Christopher L. Henson.	Filed herewith.

10.22*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Daryl N. Bible.	Filed herewith.

10.23*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Ricky K. Brown.	Filed herewith.

10.24*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Barbara F. Duck.	Filed herewith.

10.25*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Donna C. Goodrich.	Filed herewith.

10.26*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Robert E. Greene.	Filed herewith.

10.27*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Clarke R. Starnes, III.	Filed herewith.

10.28*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Steven B. Wiggs.	Filed herewith.

10.29*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and C. Leon Wilson, III.	Filed herewith.

10.30*	2006 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and W. Kendall Chalk.	Incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K, filed December 18, 2006.

10.31*	Death Benefit Only Plan, dated April 23, 1990, by and between Branch Banking and Trust Company (as successor to Southern National Bank of North Carolina) and L. Glenn Orr, Jr.	Incorporated herein by reference to Registration Statement No. 33-33984.

10.32*	Settlement and Non-Compete Agreement, dated February 28, 1995, by and between BB&T Corporation (as successor to Southern National Corporation) and L. Glenn Orr, Jr.	Incorporated herein by reference to Exhibit 10(b) of Form S-4 Registration Statement No. 33-56437.

Exhibit No.	Description	Location
10.33*	Employment Agreement, dated January 20, 2003, by and between Branch Banking and Trust Co. of Virginia and Barry J. Fitzpatrick.	Incorporated herein by reference to Exhibit 10(ae) of the Annual Report on Form 10-K, filed March 8, 2004.

10.34*	Special Pay Agreement, dated January 20, 2003, by and between First Virginia Banks, Inc. and Barry J. Fitzpatrick.	Incorporated herein by reference to Exhibit 10(ah) of the Annual Report on Form 10-K, filed March 8, 2004.

10.35*	First Virginia Banks, Inc. Key Employee Salary Reduction Deferred Compensation Plan; First Virginia Banks, Inc. 1986 Key Employee Salary Reduction Deferred Compensation Plan.	Incorporated herein by reference to Exhibit 10(aj) of the Annual Report on Form 10-K, filed March 8, 2004.

11	Statement re computation of earnings per share.	Filed herewith as Note 20 to the consolidated financial statements.

12	Statement re computation of ratios.	Filed herewith.

21	Subsidiaries of the Registrant.	Filed herewith.

22	Proxy Statement for the 2009 Annual Meeting of Shareholders.	Future filing incorporated herein by reference pursuant to General Instruction G(3).

23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	Management compensatory plan or arrangement.