Form 10-Q
period 2009-03-31
BB&T CORP
filed 2009-05-08
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
 of the Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2009

Commission file number: 1-10853

BB&T CORPORATION
(Exact name of registrant as specified in its charter)

North Carolina	56-0939887
(State of Incorporation)	(I.R.S. Employer Identification No.)

200 West Second Street
Winston-Salem, North Carolina	27101
(Address of Principal Executive Offices)	(Zip Code)

(336) 733-2000
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☑ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

At April 30, 2009, 560,640,875 shares of the Registrant's common stock, $5 par value, were outstanding.

Item 1. Financial Statements

BB&T CORPORATION AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share data, shares in thousands)

	March 31,	December 31,
	2009	2008

Assets
Cash and due from banks	$1,188	$1,639
Interest-bearing deposits with banks	511	751
Federal funds sold and securities purchased under resale agreements
or similar arrangements	301	350
Segregated cash due from banks	283	379
Trading securities at fair value	481	376
Securities available for sale at fair value	19,008	32,843
Loans held for sale ($3,783 and $1,396 at fair value at March 31, 2009 and	3,798	1,424
December 31, 2008, respectively)
Loans and leases	96,441	97,245
Allowance for loan and lease losses	(1,869)	(1,574)
Loans and leases, net of allowance for loan and lease losses	94,572	95,671

Premises and equipment	1,583	1,580
Goodwill	5,492	5,483
Core deposit and other intangible assets	521	542
Residential mortgage servicing rights at fair value	365	370
Other assets	15,322	10,607
Total assets	$143,425	$152,015

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing deposits	$14,766	$13,649
Interest checking	2,401	2,576
Other client deposits	40,604	39,413
Client certificates of deposit	26,521	27,937
Other interest-bearing deposits	6,325	15,038
Total deposits	90,617	98,613
Federal funds purchased, securities sold under repurchase agreements
and short-term borrowed funds	13,721	10,788
Long-term debt	17,955	18,032
Accounts payable and other liabilities	4,950	8,501
Total liabilities	127,243	135,934
Commitments and contingencies (Note 6)
Shareholders' equity:
Preferred stock, liquidation preference of $1,000,000 per share	3,085	3,082
Common stock, $5 par	2,803	2,796
Additional paid-in capital	3,547	3,510
Retained earnings	7,385	7,381
Accumulated other comprehensive loss, net of deferred income
taxes of $(409) at March 31, 2009 and $(438) at December 31, 2008	(683)	(732)
Noncontrolling interest	45	44
Total shareholders' equity	16,182	16,081
Total liabilities and shareholders' equity	$143,425	$152,015

Common shares outstanding	560,563	559,248
Common shares authorized	1,000,000	1,000,000
Preferred shares outstanding	3	3
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in millions, except per share data, shares in thousands)

	For the Three Months Ended
	March 31,
	2009	2008
Interest Income
Interest and fees on loans and leases	$1,322	$1,595
Interest and dividends on securities	355	289
Interest on short-term investments	2	11
Total interest income	1,679	1,895

Interest Expense
Interest on deposits	346	564
Interest on federal funds purchased, securities sold under
repurchase agreements and short-term borrowed funds	23	88
Interest on long-term debt	164	226
Total interest expense	533	878

Net Interest Income	1,146	1,017
Provision for credit losses	676	223

Net Interest Income After Provision for Credit Losses	470	794
Noninterest Income
Insurance income	252	212
Service charges on deposits	156	154
Investment banking and brokerage fees and commissions	82	86
Mortgage banking income	188	59
Checkcard fees	49	46
Other nondeposit fees and commissions	53	46
Trust and investment advisory revenues	32	40
Bankcard fees and merchant discounts	35	36
Income from bank-owned life insurance	23	13
Securities gains, net	150	43
Other income	11	36
Total noninterest income	1,031	771
Noninterest Expense
Personnel expense	600	547
Occupancy and equipment expense	129	123
Professional services	53	37
Foreclosed property expense	36	13
Regulatory charges	33	5
Loan processing expenses	29	31
Amortization of intangibles	25	27
Merger-related and restructuring charges, net	12	5
Other expenses	152	147
Total noninterest expense	1,069	935
Earnings
Income before income taxes	432	630
Provision for income taxes	114	201
Net income	318	429
Noncontrolling interest	6	1
Dividends and accretion on preferred stock	41	-
Net income available to common shareholders	$271	$428

Earnings Per Common Share
Basic	$.48	$.78
Diluted	$.48	$.78
Cash dividends paid	$.47	$.46

Weighted Average Shares Outstanding
Basic	559,801	546,214
Diluted	563,566	548,946

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)
(Dollars in millions, except per share data, shares in thousands)

						Accumulated
	Shares of			Additional		Other		Total
	Common	Preferred	Common	Paid-In	Retained	Comprehensive	Noncontrolling	Shareholders'
	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Interest	Equity
Balance, January 1, 2008	545,955	$-	$2,730	$3,087	$6,919	$(104)	$32	$12,664
Add (Deduct):
Comprehensive income (loss):
Net income	-	-	-	-	428	-	1	429
Unrealized holding gains (losses) arising during the period
on securities available for sale, net of tax of $22	-	-	-	-	-	37	-	37
Reclassification adjustment for losses (gains)
on securities available for sale included in net
income, net of tax of $(16)	-	-	-	-	-	(27)	-	(27)
Change in unrealized gains (losses) on securities, net of tax	-	-	-	-	-	10	-	10
Change in unrecognized gains (losses) on cash flow hedges,
net of tax of $(4)	-	-	-	-	-	(7)	-	(7)
Change in pension and postretirement liability, net of tax.	-	-	-	-	-	(1)	-	(1)
Foreign currency translation adjustment	-	-	-	-	-	(1)	-	(1)
Total comprehensive income (loss)	-	-	-	-	428	1	1	430

Common stock issued:
In connection with stock option exercises
and other employee benefits, net of cancellations	844	-	4	21	-	-	-	25
Cash dividends declared on common stock, $.46 per share	-	-	-	-	(252)	-	-	(252)
Cumulative effect of adoption of EITF 06-4 and EITF 06-10	-	-	-	-	(8)	-	-	(8)
Equity-based compensation expense	-	-	-	16	-	-	-	16
Balance, March 31, 2008	546,799	$-	$2,734	$3,124	$7,087	$(103)	$33	$12,875

Balance, January 1, 2009	559,248	$3,082	$2,796	$3,510	$7,381	$(732)	$44	$16,081
Add (Deduct):
Comprehensive income (loss):
Net income	-	-	-	-	312	-	6	318
Unrealized holding gains (losses) arising during the period
on securities available for sale, net of tax of $(39)	-	-	-	-	-	(58)	-	(58)
Reclassification adjustment for losses (gains)
on securities available for sale included in net
income, net of tax of $57	-	-	-	-	-	93	-	93

Change in unrealized gains (losses) on securities, net of tax	-	-	-	-	-	35	-	35

Change in unrecognized gains (losses) on cash flow hedges,
net of tax of $6	-	-	-	-	-	8	-	8

Change in pension and postretirement liability, net of tax of $5	-	-	-	-	-	8	-	8

Foreign currency translation adjustment	-	-	-	-	-	(2)	-	(2)

Total comprehensive income (loss)	-	-	-	-	312	49	6	367

Common stock issued:
In purchase acquisitions	96	-	1	1	-	-	-	2
In connection with stock option exercises
and other employee benefits, net of cancellations	44	-	-	-	-	-	-	-
In connection with dividend reinvestment plan	1,175	-	6	16	-	-	-	22
Cash dividends declared on common stock, $.47 per share	-	-	-	-	(266)	-	-	(266)
Cash dividends accrued on preferred stock	-	-	-	-	(39)	-	-	(39)
Equity-based compensation expense	-	-	-	19	-	-	-	19
Other, net	-	3	-	1	(3)	-	(5)	(4)
Balance, March 31, 2009	560,563	$3,085	$2,803	$3,547	$7,385	$(683)	$45	$16,182

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(Dollars in millions)

	For the Three Months Ended
	March 31,
	2009	2008
Cash Flows From Operating Activities:
Net income	$318	$429
Adjustments to reconcile net income to net cash used in
operating activities:
Provision for credit losses	676	223
Depreciation	54	46
Amortization of intangibles	25	27
Equity-based compensation	19	16
Discount accretion and premium amortization on long-term debt, net	16	27
Gain on sales of securities, net	(150)	(43)
Net (increase) decrease in trading securities	(105)	400
Net increase in loans held for sale	(2,355)	(1,027)
Net increase in other assets	(4,376)	(1,118)
Net (decrease) increase in accounts payable and other liabilities	(3,562)	973
Decrease (increase) in segregated cash due from banks	96	(117)
Other, net	73	18
Net cash used in operating activities	(9,271)	(146)

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	12,034	4,238
Proceeds from maturities, calls and paydowns of securities available for sale	2,091	1,984
Purchases of securities available for sale	(151)	(7,208)
Originations and purchases of loans and leases, net of principal collected	633	(1,449)
Net cash paid in business combinations	(717)	(39)
Proceeds from disposals of premises and equipment	2	2
Purchases of premises and equipment	(43)	(55)
Proceeds from sales of foreclosed property or other real estate held for sale	45	23
Other, net	-	33
Net cash provided by (used in) investing activities	13,894	(2,471)

Cash Flows From Financing Activities:
Net (decrease) increase in deposits	(7,993)	715
Net increase (decrease) in federal funds purchased, securities sold under repurchase agreements
and short-term borrowed funds	2,933	(1,024)
Proceeds from issuance of long-term debt	1	2,646
Repayment of long-term debt	(24)	(29)
Net proceeds from common stock issued	22	25
Cash dividends paid on common stock	(263)	(251)
Cash dividends paid on preferred stock	(40)	-
Other, net	1	(1)
Net cash (used in) provided by financing activities	(5,363)	2,081

Net Decrease in Cash and Cash Equivalents	(740)	(536)
Cash and Cash Equivalents at Beginning of Period	2,740	3,117
Cash and Cash Equivalents at End of Period	$2,000	$2,581

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
Interest	$484	$866
Income taxes	138	63
Noncash investing and financing activities:
Transfers of loans to foreclosed property	465	65

Back to Index

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2009

NOTE 1. Basis of Presentation

     General

          In the opinion of management, the accompanying unaudited Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders’ Equity, and Consolidated Statements of Cash Flows of BB&T Corporation and subsidiaries (referred to herein as “BB&T”, “the Corporation” or “the Company”), are a fair statement of BB&T’s financial position at March 31, 2009 and December 31, 2008, and BB&T’s results of operations, changes in shareholders’ equity and cash flows for the three month periods ended March 31, 2009 and 2008. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the consolidated financial position and consolidated results of operations have been made.

          These consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the financial statements and footnotes included in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2008 should be referred to in connection with these unaudited interim consolidated financial statements.

     Nature of Operations

          BB&T is a financial holding company headquartered in Winston-Salem, North Carolina. BB&T conducts operations through its principal bank subsidiary, Branch Banking and Trust Company (“Branch Bank”), a federally chartered thrift institution, BB&T Financial, FSB (“BB&T FSB”) and its nonbank subsidiaries. Branch Bank has offices in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Tennessee, Kentucky, Florida, Alabama, Indiana and Washington, D.C. Branch Bank provides a wide range of banking services to individuals and businesses, and offers a variety of loans to businesses and consumers. Such loans are made primarily to individuals residing in the market areas described above or to businesses located within BB&T’s geographic footprint. Branch Bank also markets a wide range of deposit services to individuals and businesses. Branch Bank offers, either directly, or through its subsidiaries, lease financing to businesses and municipal governments; factoring; discount brokerage services, annuities and mutual funds; life insurance, property and casualty insurance, health insurance and commercial general liability insurance on an agency basis and through a wholesale insurance brokerage operation; insurance premium financing; permanent financing arrangements for commercial real estate; loan servicing for third-party investors; direct consumer finance loans to individuals; and trust and comprehensive wealth advisory services. BB&T FSB and the direct nonbank subsidiaries of BB&T provide a variety of financial services including credit card lending, automobile lending, equipment financing, full-service securities brokerage, payroll processing, asset management and capital markets services.

     Principles of Consolidation

          The consolidated financial statements of BB&T include the accounts of BB&T Corporation and those subsidiaries that are majority owned by BB&T and over which BB&T exercises control. In consolidation, all significant intercompany accounts and transactions are

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2009

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

          BB&T has variable interests in certain entities that were not required to be consolidated, including affordable housing partnership interests, historic tax credit partnerships, other partnership interests and trusts that have issued capital securities. Please refer to Note 6 for additional disclosures regarding BB&T’s significant variable interest entities.

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

     Reclassifications

          In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” (“SFAS No. 160”). SFAS No. 160 requires that a noncontrolling interest in a subsidiary be accounted for as equity in the consolidated balance sheet and that net income include the amounts for both the parent and the noncontrolling interest, with a separate amount presented in the income statement for the noncontrolling interest share of net income. SFAS No. 160 also expands the disclosure requirements and provides guidance on how to account for changes in the ownership interest of a subsidiary. BB&T adopted the provisions of SFAS No. 160 on January 1, 2009. In accordance with SFAS No. 160, the presentation and disclosure provisions were applied retrospectively for all periods presented. The amounts reclassified in connection with the adoption of SFAS No. 160 were not material to the consolidated financial statements.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2009

          In certain other instances, amounts reported in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation. Such reclassifications had no effect on previously reported cash flows, shareholders’ equity or net income.

     Use of Estimates in the Preparation of Financial Statements

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change include the determination of the allowance for loan and lease losses and the reserve for unfunded lending commitments, determination of fair value for financial instruments, valuation of goodwill, intangible assets and other purchase accounting related adjustments, benefit plan obligations and expenses, and tax assets, liabilities and expense.

     Changes in Accounting Principles and Effects of New Accounting Pronouncements

          In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS No. 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) was effective for BB&T for business combinations entered into on or after January 1, 2009. BB&T has not entered into any material business combinations since adopting SFAS No. 141(R).

          In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies SFAS No. 141(R) to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 was effective for BB&T for business combinations entered into on or after January 1, 2009. BB&T has not entered into any material business combinations since adopting FSP FAS 141(R)-1.

          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133,” (“SFAS No. 161”). SFAS No. 161 requires that an entity provide enhanced disclosures related to derivative and hedging activities. BB&T adopted SFAS No. 161 on January 1, 2009. The additional disclosures required by SFAS No. 161 are included in Note 12 to these consolidated financial statements.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2009

          In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R). BB&T adopted FSP FAS 142-3 on January 1, 2009. The adoption of FSP FAS 142-3 was not material to the consolidated financial statements.

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

          In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP FAS 157-4 amends SFAS No. 157 to require additional disclosures of valuation inputs and techniques in interim periods and defines the major security types that are required to be disclosed. FSP FAS 157-4 will be effective for BB&T on June 30, 2009. BB&T is currently evaluating the provisions of FSP FAS 157-4.

          In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 will be effective for BB&T on June 30, 2009. BB&T is currently evaluating the provisions of FSP FAS 115-2 and FAS 124-2.

          In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim periods, as well as in annual periods. The disclosures required by FSP FAS 107-1 and APB 28-1 will be effective for BB&T on June 30, 2009.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2009

NOTE 2. Business Combinations and Intangible Assets

     Acquisitions

          During the first three months of 2009, BB&T acquired certain assets of one insurance premium financing business. Approximately $8 million of goodwill and $6 million of identifiable intangibles were recorded in connection with this transaction.

     Goodwill and Other Intangible Assets

          The changes in the carrying amount of goodwill attributable to each of BB&T’s operating segments for the three months ended March 31, 2009, are as follows:

	Goodwill Activity by Operating Segment
		Residential
	Banking	Mortgage	Sales	Specialized	Insurance	Financial	All
	Network	Banking	Finance	Lending	Services	Services	Other	Total
	(Dollars in millions)

Balance,
January 1, 2009	$4,038	$7	$93	$98	$1,029	$192	$26	$5,483

Acquisitions	-	-	-	8	-	-	-	8
Other
adjustments	-	-	-	2	(1)	-	-	1
Balance,
March 31, 2009	$4,038	$7	$93	$108	$1,028	$192	$26	$5,492

          The following table presents the gross carrying amounts and accumulated amortization for BB&T’s identifiable intangible assets subject to amortization at the dates presented:

	Identifiable Intangible Assets
		As of March 31, 2009			As of December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Dollars in millions)
Identifiable intangible assets
Core deposit intangibles	$457	$(334)	$123	$457	$(325)	$132
Other (1)	723	(325)	398	719	(309)	410
Totals	$1,180	$(659)	$521	$1,176	$(634)	$542

(1) Other identifiable intangibles are primarily customer relationship intangibles.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2009

NOTE 3. Securities

          The amortized cost and approximate fair values of securities available for sale were as follows:

		March 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
		(Dollars in millions)
Securities available for sale:
U.S. government-sponsored entities (GSE)	$960	$11	$-	$971
Mortgage-backed securities issued by GSE	13,668	298	18	13,948
States and political subdivisions	2,416	15	258	2,173
Non-agency mortgage-backed securities	1,525	-	492	1,033
Equity and other securities	903	2	22	883
Total securities available for sale	$19,472	$326	$790	$19,008

		December 31, 2008
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
		(Dollars in millions)
Securities available for sale:
U.S. government-sponsored entities (GSE)	$1,320	$13	$-	$1,333
Mortgage-backed securities issued by GSE	27,117	338	25	27,430
States and political subdivisions	2,413	8	344	2,077
Non-agency mortgage-backed securities	1,573	-	475	1,098
Equity and other securities	937	2	34	905
Total securities available for sale	$33,360	$361	$878	$32,843

          The following tables reflect the gross unrealized losses and fair values of BB&T’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates presented.

			March 31, 2009
	Less than 12 months		12 months or more		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(Dollars in millions)
Securities:
U.S. government-sponsored entities (GSE)	$8	$-	$-	$-	$8	$-
Mortgage-backed securities issued by GSE	1,175	3	768	15	1,943	18
States and political subdivisions	816	86	476	172	1,292	258
Non-agency mortgage-backed securities	206	100	827	392	1,033	492
Equity and other securities	165	18	52	4	217	22
Total temporarily impaired securities	$2,370	$207	$2,123	$583	$4,493	$790

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2009

			December 31, 2008
	Less than 12 months		12 months or more		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(Dollars in millions)
Securities:
Mortgage-backed securities issued by GSE	$4,388	$24	$191	$1	$4,579	$25
States and political subdivisions	1,174	174	328	170	1,502	344
Non-agency mortgage-backed securities	629	235	469	240	1,098	475
Equity and other securities	159	33	20	1	179	34
Total temporarily impaired securities	$6,350	$466	$1,008	$412	$7,358	$878

          BB&T periodically evaluates available-for-sale securities for other-than-temporary impairment. Based on its evaluations during 2009, BB&T recorded $36 million of other-than-temporary impairments related to certain debt and equity securities.

          On March 31, 2009, BB&T also held certain investment securities having continuous unrealized loss positions for more than 12 months. As of March 31, 2009, the unrealized losses on these securities totaled $583 million. Substantially all of these losses were in non-agency mortgage-backed and municipal securities. At March 31, 2009, all of the available-for-sale debt securities were investment grade with the exception of two municipal bonds with the same issuer with a book value of $10 million and eight non-agency mortgage-backed securities, with a book value of $723 million. All of the non-investment grade securities referenced above were initially investment grade and have been downgraded since purchase. The unrealized losses on securities in a continuous unrealized loss position for more than 12 months are the result of changes in market interest rates and liquidity. BB&T has evaluated all of its debt securities for credit impairment. At March 31, 2009, there were no credit losses evident from these securities. Furthermore, BB&T had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses.

          BB&T conducts periodic reviews to identify and evaluate each investment that has an unrealized loss for other-than-temporary impairment. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in accumulated other comprehensive income for available-for-sale securities.

               Factors considered in determining whether a loss is temporary include:

•	The financial condition and near–term prospects of the issuer, including any specific events which may influence the operations of the issuer;

•	BB&T’s intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value;

•	The length of the time and the extent to which the market value has been less than cost;

•	Whether the decline in fair value is attributable to specific conditions, such as conditions in an industry or in a geographic area;

•	Whether a debt security has been downgraded by a rating agency;

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2009

•	Whether the financial condition of the issuer has deteriorated;

•	The seniority of the security;

•	Whether dividends have been reduced or eliminated, or scheduled interest payments on debt securities have not been made; and

•	Any other relevant available information.

          For certain U.S. mortgage-backed securities (and in particular for non-agency Alt-A, Prime and other mortgage-backed securities that have significant unrealized losses as a percentage of amortized cost), credit impairment is assessed using a cash flow model that estimates the cash flows on the underlying mortgage pools, using security-specific structure information. The model estimates cash flows from the underlying mortgage loan pools and distributes those cash flows to the various tranches of securities, considering the transaction structure and any subordination and credit enhancements that exist in each structure. The cash flow model projects the remaining cash flows using a number of assumptions, including default rates, prepayment rates and recovery rates (on foreclosed properties).

          Management reviews the result of the cash flow model, the internal credit analysis and other market observable information in its estimation of possible future credit losses. If management believes that it is not probable that a mortgage-backed security will recover all principal and interest due, the Company records other-than-temporary impairment equal to the entire decline in fair value of the mortgage-backed security.

          Where a mortgage-backed security is not deemed to be credit impaired, management performs additional analysis to assess whether it has the intent and ability to hold each security for a period of time sufficient for a forecasted recovery of fair value. In making this determination, BB&T considers its expected liquidity and capital needs, including its asset/liability management needs, forecasts, strategies and other relevant information.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2009

NOTE 4. Loans and Leases

          The following table provides a breakdown of BB&T’s loan portfolio as of March 31, 2009 and December 31, 2008.

	March 31,	December 31,
	2009	2008
	(Dollars in millions)
Loans and leases, net of unearned income:
Commercial loans and leases	$50,392	$50,480
Sales finance	6,275	6,354
Revolving credit	1,760	1,777
Direct retail	15,000	15,454
Residential mortgage loans	16,336	17,091
Specialized lending	6,678	6,089
Total loans and leases held for investment	96,441	97,245
Loans held for sale	3,798	1,424
Total loans and leases	$100,239	$98,669

          An analysis of the allowance for credit losses for the three months ended March 31, 2009 and 2008 is presented in the following table:

	For the Three Months Ended
	March 31,
	2009	2008
	(Dollars in millions)

Beginning Balance	$1,607	$1,015
Provision for credit losses	676	223
Loans and leases charged-off	(405)	(141)
Recoveries of previous charge-offs	17	16
Net loans and leases charged-off	(388)	(125)
Ending Balance	$1,895	$1,113

Allowance for loan and lease losses	$1,869	$1,097
Reserve for unfunded lending commitments	26	16
Allowance for credit losses	$1,895	$1,113

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2009

          The following table provides a summary of BB&T’s nonperforming and past due loans as of March 31, 2009 and December 31, 2008.

	March 31,	December 31,
	2009	2008
	(Dollars in millions)

Nonaccrual loans and leases	$1,727	$1,413

Foreclosed real estate	958	538
Other foreclosed property	65	79
Total foreclosed property	1,023	617
Total nonperforming assets	$2,750	$2,030

Loans 90 days or more past due and still accruing (1)	$381	$431

(1) Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase.

          At March 31, 2009, BB&T had $103 million in loans under the terms of troubled debt restructurings. This amount consists of $42 million in revolving credit loans, $36 million in residential mortgage loans, and $25 million in commercial loans. Loan restructurings generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term. Consequently, a modification that would otherwise not be considered is granted to the borrower. These loans continue to accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance with the modified terms.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2009

NOTE 5. Long-Term Debt

          Long-term debt is summarized as follows:

	March 31,	December 31,
	2009	2008
	(Dollars in millions)
Parent Company
6.50% Subordinated Notes Due 2011 (1,3)	$648	$648
4.75% Subordinated Notes Due 2012 (1,3)	497	497
5.20% Subordinated Notes Due 2015 (1,3)	993	997
4.90% Subordinated Notes Due 2017 (1,3)	368	368
5.25% Subordinated Notes Due 2019 (1,3)	600	600

Branch Bank
Floating Rate Senior Notes Due 2009 (8)	516	516
Floating Rate Subordinated Notes Due 2016 (1,8)	350	350
Floating Rate Subordinated Notes Due 2017 (1,8)	296	300
4.875% Subordinated Notes Due 2013 (1,3)	237	250
5.625% Subordinated Notes Due 2016 (1,3)	394	399

Federal Home Loan Bank Advances to Branch Bank (4)
Varying maturities to 2028	9,851	9,838

Junior Subordinated Debt to Unconsolidated Trusts (2)
5.85% BB&T Capital Trust I Securities Due 2035	514	514
6.75% BB&T Capital Trust II Securities Due 2036	598	598
6.82% BB&T Capital Trust IV Securities Due 2077 (5)	600	600
8.95% BB&T Capital Trust V Securities Due 2068 (6)	450	450
Other Securities (7)	182	182

Other Long-Term Debt	69	66

Fair value hedge-related basis adjustments	792	859

Total Long-Term Debt	$17,955	$18,032

(1) Subordinated notes that qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.
(2) Securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(3) These fixed rate notes were swapped to floating rates based on LIBOR. At March 31, 2009, the effective rates paid on these borrowings ranged from 1.44% to 1.97%.
(4) At March 31, 2009, the weighted average cost of these advances was 3.78% and the weighted average maturity was 6.8 years.
(5) These securities are fixed rate through June 12, 2037 and then switch to a floating rate based on LIBOR.
(6) $360 million of this issuance was swapped to a floating rate based on LIBOR. At March 31, 2009 the effective rate on the swapped portion was 4.69%.
(7) These securities were issued by companies acquired by BB&T. At March 31, 2009, the effective rate paid on these borrowings ranged from 3.70% to 10.07%. These securities have varying maturities through 2035.
(8) These floating-rate securities are based on LIBOR and had an effective rate of 1.48% as of March 31, 2009.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2009

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

          Standby letters of credit and financial guarantees written are unconditional commitments issued by BB&T to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper issuance, bond financing and similar transactions. The credit risk involved in the issuance of these guarantees is essentially the same as that involved in extending loans to clients and as such, the instruments are collateralized when necessary. As of March 31, 2009 and December 31, 2008, BB&T had issued standby letters of credit totaling $7.0 billion and $5.9 billion, respectively. The carrying amount of the liability for such guarantees was $22 million and $20 million at March 31, 2009 and December 31, 2008, respectively.

          A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. These instruments include interest-rate swaps, swaptions, caps, floors, collars, financial forward and futures contracts, when-issued securities, foreign exchange contracts and options written and purchased. BB&T uses derivatives primarily to manage risk related to securities, business loans, Federal Funds purchased, other overnight funding, long-term debt, mortgage servicing rights, mortgage banking operations and certificates of deposit. BB&T also uses derivatives to facilitate transactions on behalf of its clients. BB&T held a variety of derivative financial instruments with notional values of $75.6 billion and $74.2 billion at March 31, 2009 and December 31, 2008, respectively. These instruments were in a net gain position of $486 million and $626 million at March 31, 2009 and December 31, 2008, respectively.

          BB&T invests in certain affordable housing and historic building rehabilitation projects throughout its market area as a means of supporting local communities and receives tax credits related to these investments. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. Branch Bank typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. As of March 31, 2009 and December 31, 2008, BB&T had investments of $907 million and $891 million, respectively, related to these projects, which are included in other assets on the Consolidated Balance Sheets. BB&T’s outstanding commitments to fund affordable housing investments totaled $393 million and $412 million at March 31, 2009 and December 31, 2008, respectively, which are included in other liabilities on the Consolidated Balance Sheets. As of March 31, 2009 and December 31, 2008, BB&T had outstanding loan commitments to these funds of $164 million and $161 million, respectively. Of this amount, $86 million and $81 million had been funded at March 31, 2009 and December 31, 2008, respectively, and were included in loans and leases on the Consolidated Balance Sheets. BB&T’s maximum risk

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2009

exposure related to these investments totaled $1.1 billion at March 31, 2009 and December 31, 2008, respectively.

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

          BB&T has sold certain mortgage-related loans that contain recourse provisions. These provisions generally require BB&T to reimburse the investor for a share of any loss that is incurred after the disposal of the property. At March 31, 2009 and December 31, 2008, BB&T had $782 million and $822 million, respectively, of residential mortgage loans sold with recourse. In the event of nonperformance by the borrower, BB&T has maximum recourse exposure of approximately $704 million and $741 million as of March 31, 2009 and December 31, 2008, respectively. In addition, BB&T has $3.6 billion and $3.3 billion in loans serviced for others that were covered by loss sharing agreements at March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009 and December 31, 2008, BB&T’s maximum exposure to loss for these loans is approximately $920 million and $818 million, respectively.

          BB&T has investments and future funding commitments to certain venture capital funds. As of March 31, 2009 and December 31, 2008, respectively, BB&T had investments of $176 million and $168 million, net of noncontrolling interest, related to these ventures and future funding commitments of $213 million and $222 million. BB&T’s risk exposure relating to such commitments is generally limited to the amount of investments and future funding commitments made.

          BB&T has made loan commitments to qualified special purpose entities as a nontransferor lender. As of March 31, 2009 and December 31, 2008, BB&T had loan commitments to these entities totaling $400 million and $405 million, respectively. Of this amount, $282 million and $290 million had been funded at March 31, 2009 and December 31, 2008, respectively, and were included in loans and leases on the Consolidated Balance Sheets.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2009

NOTE 7. Benefit Plans

          BB&T provides various benefit plans to substantially all employees, including employees of acquired entities. Employees of acquired entities generally participate in existing BB&T plans after consummation of the business combinations. The plans of acquired institutions are typically merged into the BB&T plans after consummation of the mergers, and, under these circumstances, credit is usually given to these employees for years of service at the acquired institution for vesting and eligibility purposes. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2008 for descriptions and disclosures about the various benefit plans offered by BB&T.

          The following table summarizes the components of net periodic benefit cost recognized for BB&T’s pension plans for the three month periods ended March 31, 2009 and 2008, respectively:

	Pension Plans
	Qualified		Nonqualified
	For the		For the
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
		(Dollars in millions)

Service cost	$19	$17	$1	$1
Interest cost	19	18	2	2
Estimated return on plan assets	(36)	(34)	-	-
Amortization and other	14	(1)	1	1
Net periodic benefit cost	$16	$-	$4	$4

          BB&T makes contributions to the qualified pension plan in amounts between the minimum required for funding standard accounts and the maximum amount deductible for federal income tax purposes. A discretionary contribution of $422 million was made to the qualified pension plan in the first quarter of 2009. Management currently has no plans to make any additional contributions to the qualified pension plan in 2009; however, management may elect to make additional contributions during 2009 if deemed appropriate.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2009

NOTE 8. Computation of Earnings Per Common Share

          BB&T’s basic and diluted earnings per common share amounts for the three month periods ended March 31, 2009 and 2008, respectively, were calculated as follows:

	For the Three Months Ended
	March 31,
	2009	2008
	(Dollars in millions, except per share data,
	shares in thousands)
Basic Earnings Per Common Share:
Net income available to common shareholders	$271	$428
Weighted average number of common shares	559,801	546,214
Basic earnings per common share	$.48	$.78
Diluted Earnings Per Common Share:
Net income available to common shareholders	$271	$428
Weighted average number of common shares	559,801	546,214
Effect of dilutive outstanding equity-based awards	3,765	2,732
Weighted average number of diluted common shares	563,566	548,946
Diluted earnings per common share	$.48	$.78

           For the three months ended March 31, 2009 and 2008, the number of anti-dilutive awards was 43.4 million and 32.5 million shares, respectively. In addition, BB&T had a warrant outstanding for 13.9 million shares as of March 31, 2009 that was anti-dilutive.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2009

NOTE 9. Comprehensive Income (Loss)

          The balances in accumulated other comprehensive loss for the periods indicated are shown in the following tables:

	As of March 31, 2009
		Deferred
	Pre-Tax	Tax Expense	After-Tax
	Amount	(Benefit)	Amount
	(Dollars in millions)

Unrealized net losses on securities available for sale	$(464)	$(175)	$(289)
Unrealized net gains on cash flow hedges	90	34	56
Foreign currency translation adjustment	(11)	-	(11)
Unrecognized net pension and postretirement costs	(707)	(268)	(439)
Total	$(1,092)	$(409)	$(683)

	As of December 31, 2008
		Deferred
	Pre-Tax	Tax Expense	After-Tax
	Amount	(Benefit)	Amount
	(Dollars in millions)

Unrealized net losses on securities available for sale	$(517)	$(193)	$(324)
Unrealized net gains on cash flow hedges	76	28	48
Foreign currency translation adjustment	(9)	-	(9)
Unrecognized net pension and postretirement costs	(720)	(273)	(447)
Total	$(1,170)	$(438)	$(732)

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2009

NOTE 10. Equity-Based Compensation Plans

          BB&T has options, restricted shares of common stock and restricted share units outstanding from the following equity-based compensation plans: the 2004 Stock Incentive Plan (“2004 Plan”), the 1995 Omnibus Stock Incentive Plan, the Non-Employee Directors’ Stock Option Plan, and plans assumed from acquired entities. All plans generally allow for accelerated vesting of awards for holders who retire and have met all retirement eligibility requirements and in connection with certain other events. BB&T’s shareholders have approved all equity-based compensation plans with the exception of plans assumed from acquired companies. As of March 31, 2009, the 2004 Plan is the only plan that has awards available for future grants. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2008 for further disclosures related to equity-based awards issued by BB&T.

          BB&T measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants awarded during the first three months of 2009 and 2008.

	2009		2008
Assumptions:
Risk-free interest rate	3.1%		3.6%
Dividend yield	6.0		4.5
Volatility factor	29.1		15.5
Expected life	7.1	yrs	6.9	yrs
Fair value of options per share	$2.59		$3.45

          BB&T measures the fair value of restricted shares based on the price of BB&T’s common stock on the grant date and the fair value of restricted share units based on the price of BB&T’s common stock on the grant date less the present value of expected dividends that are foregone during the vesting period.

          The following table details the activity during the first three months of 2009 related to stock options awarded by BB&T:

	For the Three Months Ended
	March 31, 2009
		Wtd. Avg.
		Exercise
	Options	Price

Outstanding at beginning of period	41,837,504	$36.55
Granted	2,827,578	16.88
Exercised	(5,523)	23.57
Forfeited or expired	(1,085,570)	36.88
Outstanding at end of period	43,573,989	35.27

Exercisable at end of period	30,531,153	$36.09

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2009

          The following table details the activity during the first three months of 2009 related to restricted shares and restricted share units awarded by BB&T:

	For the Three Months Ended
	March 31, 2009
		Wtd. Avg.
		Grant Date
	Shares/Units	Fair Value
Nonvested at beginning of period	6,259,349	$29.15
Granted	4,969,610	7.43
Vested	(39,020)	29.39
Forfeited	(37,137)	26.45
Nonvested at end of period	11,152,802	19.48

NOTE 11. Fair Value Disclosures

          BB&T carries various assets and liabilities at fair value based on applicable accounting standards. In addition, BB&T has elected to account for prime residential mortgage and commercial mortgage loans held for sale at fair value in accordance with SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities-including an amendment of FASB Statement No. 115,” (the “Fair Value Option”). SFAS No. 157 established a framework for measuring fair value and defines fair value as the exchange price that would be received on the measurement date to sell an asset or the price paid to transfer a liability in the principal or most advantageous market available to the entity in an orderly transaction between market participants. SFAS No. 157 also established a three level fair value hierarchy that describes the inputs that are used to measure assets and liabilities.

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

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2009

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

          Assets and liabilities measured at fair value on a recurring basis, including financial instruments for which BB&T has elected the Fair Value Option are summarized below:

		Fair Value Measurements for Assets and Liabilities
		Measured on a Recurring Basis
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	3/31/2009	(Level 1)	(Level 2)	(Level 3)
		(Dollars in Millions)
Assets:
Trading securities	$481	$190	$287	$4
Securities available for sale	19,008	154	17,819	1,035
Loans held for sale (1)	3,783	-	3,783	-
Residential mortgage servicing rights	365	-	-	365
Derivative assets (2)	1,468	3	1,409	56
Venture capital investments (2)	191	-	1	190
Total assets	$25,296	$347	$23,299	$1,650

Liabilities:
Derivative liabilities (2)	$982	$3	$978	$1
Short-term borrowed funds (3)	191	-	191	-
Total liabilities	$1,173	$3	$1,169	$1

		Fair Value Measurements for Assets and Liabilities
		Measured on a Recurring Basis
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)
		(Dollars in Millions)
Assets:
Trading securities	$376	$204	$168	$4
Securities available for sale	32,843	170	31,574	1,099
Loans held for sale (1)	1,396	-	1,396	-
Residential mortgage servicing rights	370	-	-	370
Derivative assets (2)	1,723	4	1,681	38
Venture capital investments (2)	183	-	1	182
Total assets	$36,891	$378	$34,820	$1,693

Liabilities:
Derivative liabilities (2)	$1,097	$11	$1,085	$1
Short-term borrowed funds (3)	149	-	149	-
Total liabilities	$1,246	$11	$1,234	$1

(1) Loans held for sale are residential and commercial mortgage loans that were originated subsequent to December 31, 2007 for which the Company elected the fair value option under SFAS No. 159. Loans originated prior to January 1, 2008 and certain other loans held for sale are still accounted for at the lower of cost or market. There were $15 million and $28 million in loans held for sale that are not accounted for at fair value at March 31, 2009 and December 31, 2008, respectively.
(2) These amounts are reflected in other assets and other liabilities on the Consolidated Balance Sheets.
(3) Short-term borrowed funds reflect securities sold short positions.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2009

          The tables below present a reconciliation for the three month periods ended March 31, 2009 and 2008, respectively, for all Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements Using Significant Unobservable Inputs

			Mortgage		Venture
			Servicing	Net	Capital
	AFS Securities	Trading	Rights	Derivatives	Investments
	(Dollars in Millions)
Balance at January 1, 2009	$1,099	$4	$370	$37	$182
Total realized and unrealized gains or losses:
Included in earnings	-	-	(78)	41	(1)
Included in other comprehensive income (loss)	(64)	-	-	-	-
Purchases, issuances and settlements	-	11	73	(23)	9
Transfers in and/or out of Level 3	-	(11)	-	-	-
Balance at March 31, 2009	$1,035	$4	$365	$55	$190

	Fair Value Measurements Using Significant Unobservable Inputs

			Mortgage		Venture
			Servicing	Net	Capital
	AFS Securities	Trading	Rights	Derivatives	Investments
	(Dollars in Millions)
Balance at January 1, 2008	$9	$27	$472	$2	$128
Total realized and unrealized gains or losses:
Included in earnings	-	(2)	(107)	22	(1)
Purchases, issuances and settlements	5	(14)	41	(5)	14
Transfers in and/or out of Level 3	-	3	-	-	-
Balance at March 31, 2008	$14	$14	$406	$19	$141

          The tables below summarize unrealized and realized gains and losses recorded in earnings for Level 3 assets and liabilities for the three month periods ended March 31, 2009 and 2008, respectively.

Total Gains and Losses
AFS Securities		Trading	Mortgage	Net Derivatives	Venture Capital
			Servicing Rights		Investments
(Dollars in Millions)
Classification of gains and losses
(realized/unrealized) included in earnings
for the period:
Mortgage banking income	$-	$-	$(78)	$41	$-
Other noninterest income	-	-	-	-	(1)
Total	$-	$-	$(78)	$41	$(1)

Net unrealized gains (losses) included
in net income relating to assets and liabilities
still held at March 31, 2009	$-	$-	$(46)	$56	$(1)

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2009

Total Gains and Losses
			Mortgage		Venture Capital
AFS Securities		Trading	Servicing Rights	Net Derivatives	Investments
(Dollars in Millions)
Classification of gains and losses
(realized/unrealized) included in
earnings for the period:
Mortgage banking income	$-	$-	$(107)	$22	$-
Other noninterest income	-	(2)	-	-	(1)
Total	$-	$(2)	$(107)	$22	$(1)

Net unrealized gains (losses) included
in net income relating to assets and liabilities
still held at March 31, 2008	$-	$-	$(84)	$19	$(1)

           The realized and unrealized losses reported for mortgage servicing rights assets are composed of a negative valuation adjustment of $46 million and $84 million plus the realization of expected residential mortgage servicing rights cash flows of $32 million and $23 million for the quarters ended March 31, 2009 and 2008, respectively. BB&T uses various derivative financial instruments to mitigate the income statement effect of changes in fair value due to its quarterly valuation. During the three months ended March 31, 2009 and 2008, respectively, the derivative instruments produced gains of $74 million and $82 million, which offset the negative valuation adjustment recorded.

          The following table details the fair value and unpaid principal balance of loans held for sale at March 31, 2009 and December 31, 2008, that were elected to be carried at fair value.

			Fair Value less			Fair Value less
		Aggregate	Aggregate		Aggregate	Aggregate
		Unpaid	Unpaid		Unpaid	Unpaid
	Fair	Principal	Principal	Fair	Principal	Principal
	Value	Balance	Balance	Value	Balance	Balance
	March 31, 2009			December 31, 2008
	(Dollars in millions)
Loans held for sale reported at fair value
Total (1)	$3,783	$3,716	$67	$1,396	$1,367	$29
Nonaccrual loans	2	3	(1)	1	1	-
Loans 90 days or more past due
and still accruing interest	4	5	(1)	3	3	-

(1) The change in fair value is reflected in mortgage banking income.

          Also, BB&T may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. Assets measured at fair value on a nonrecurring basis for the quarter ended March 31, 2009 that were still held on the balance sheet at March 31, 2009 totaled $1.7 billion. This amount consists of $758 million for impaired loans and $958 million for foreclosed real estate that were classified as Level 3 assets. During the first quarter of 2009, BB&T recorded $86 million and $17 million, respectively, in losses related to write-downs of the loans and foreclosed real estate based on the appraised value of the underlying collateral.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2009

NOTE 12. Derivative Financial Instruments

          BB&T uses a variety of derivative instruments to manage interest rate and foreign exchange risks. These instruments consist of interest-rate swaps, swaptions, caps, floors, collars, financial forward and futures contracts, when-issued securities, foreign exchange contracts and options written and purchased. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. There are five areas of risk management: balance sheet management, mortgage banking operations, mortgage servicing rights, net investment in a foreign subsidiary and client-related and other risk management activities.

          The following tables set forth certain information concerning BB&T’s derivative financial instruments and related hedged items at March 31, 2009:

Derivative Classifications and Hedging Relationships
			March 31, 2009
	Hedged Item or	Notional		Fair Value
	Transaction	Amount	Gain (1)	Loss (1)
		(Dollars in millions)

Derivatives Designated as Cash Flow Hedges
Interest rate contracts
Receive fixed swaps	First forecasted interest receipts on	$5,000	$55	$-
	commercial loans
Pay fixed swaps	First forecasted interest payments on	3,350	2	(36)
	overnight funding
Pay fixed swaps	First forecasted interest payments on	3,100	4	(47)
	3 month LIBOR funding
Caps	First forecasted interest payments on	904	-	-
	3 month LIBOR funding
Total		$12,354	$61	$(83)

Derivatives Designated as Net Investment Hedges
Foreign exchange contracts		$73	$2	$-

Derivatives Designated as Fair Value Hedges
Interest rate contracts:
Receive fixed swaps	Individual fixed rate long-term debt	$4,137	$522	$-
Receive fixed swaps	Long-term CDs	328	13	-
Pay fixed swaps	Individual fixed rate securities	354	-	(123)
	available for sale
Total		$4,819	$535	$(123)

Derivatives Not Designated as Hedges
Client-related and other risk management
Interest rate contracts
Receive fixed swaps		$10,134	$674	$(1)
Pay fixed swaps		11,141	2	(608)
Other swaps		7,639	13	(27)
Option trades		141	-	-
Swaptions		580	36	(36)
Futures contracts		1,407	-	-
Collars		162	7	(7)
Other derivatives
Swaps		51	16	-
Foreign exchange contracts		618	7	(9)
Mortgage Banking
Interest rate contracts
Receive fixed swaps		88	2	-
Forward commitments		7,656	4	(73)
Purchased and sold put options		6,307	56	-
Swaptions		75	1	-

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2009

TBA/When issued securities	645	1	-
Mortgage Servicing Rights
Interest rate contracts
Receive fixed swaps	724	22	(8)
Pay fixed swaps	109	-	(2)
Swaptions	910	14	-
Futures contracts	3,200	2	(2)
When issued securities and Forward rate agreements	6,748	13	(3)
Total	$58,335	$870	$(776)
Total Derivatives	$75,581	$1,468	$(982)

(1) Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the Consolidated Balance Sheets.

The Effect of Derivative Instruments on the Consolidated Statements of Income
for the Period Ended March 31, 2009
(Dollars in millions)

	Effective Portion
	Gain or (Loss)	Location of Amounts	(Gain) or Loss Reclassified
	Recognized in OCI	Reclassified from AOCI into Income	from AOCI into Income

Derivatives Designated as Cash Flow Hedges
Interest rate contracts	$21	Total interest income	$(6)
		Total interest expense	(1)
			$(7)
Derivatives Designated as Net Investment Hedges
Foreign exchange contracts	(2)

	Effective Portion		Ineffective Portion
	Location of Amounts	Gain or (Loss)	Location of Amounts	Gain or (Loss)
	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income

Derivatives Designated as Fair Value Hedges
Interest rate contracts	Total interest expense	$38	Other noninterest income	$5
Interest rate contracts	Total interest income	(3)	Other noninterest expense	-
Total		$35		$5

Derivatives Not Designated as Hedges
Client-related and other risk management
Interest rate contracts	Other noninterest income	$11
Credit derivatives	Other noninterest income	(3)
Foreign exchange contracts	Other nondeposit fees	1
	and commissions
Mortgage Banking
Interest rate contracts	Mortgage banking income	2
Mortgage Servicing Rights
Interest rate contracts	Mortgage banking income	74
Total		$85

Note: All amounts for Other Comprehensive Income (OCI) and Accumulated Other Comprehensive Income (AOCI) are stated on a pre-tax basis.

          The majority of the balance sheet management derivatives are designated as cash flow or fair value hedges. BB&T’s floating rate business loans, Federal funds purchased, other overnight funding, institutional and brokered certificates of deposit, other time deposits, medium-term bank notes and long-term debt expose it to variability in cash flows for interest payments. The risk management objective for these assets and liabilities is to hedge the variability in the interest payments. This objective is met by entering into interest rate swaps and

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2009

interest rate collars and caps. Interest rate collars and caps fix the interest payments when interest rates on the hedged item exceed predetermined rates.

     Cash Flow Hedges

          At March 31, 2009, BB&T had designated notional values of $12.4 billion of derivatives as cash flow hedges. These cash flow hedges reflected a net unrealized loss of $22 million, with instruments in a gain position reflecting a fair value of $61 million recorded in other assets and instruments in a loss position reflecting a fair value of $83 million recorded in other liabilities. For a qualifying cash flow hedge, the portion of changes in the fair value of the derivatives that have been highly effective are recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. The impact on earnings resulting from the ineffectiveness of cash flow hedges was less than $1 million during the first three months of 2009.

          Accumulated other comprehensive income included $74 million in unrecognized after-tax gains on interest rate swaps, caps and floors hedging variable interest payments on business loans at March 31, 2009. These amounts included unrecognized after-tax gains on terminated swaps, caps and collars of $40 million at March 31, 2009. In addition, accumulated other comprehensive income included $22 million in net unrecognized after-tax losses on interest rate swaps, caps and floors hedging variable interest payments on short-term funding at March 31, 2009. These amounts included unrecognized after-tax gains on terminated hedges of $28 million at March 31, 2009. Also included in accumulated other comprehensive income at March 31, 2009 are unrecognized after-tax gains of $3 million on terminated interest rate swaps hedging variable interest payments on long-term debt.

          The estimated net amount in accumulated other comprehensive income at March 31, 2009 that is expected to be reclassified into earnings within the next 12 months is a net after-tax gain of $32 million. The amount reclassified into earnings from other comprehensive income during the first three months of 2009 was a net after-tax gain of $5 million.

          All of BB&T’s cash flow hedges are hedging exposure to variability in future cash flows for forecasted transactions related to the payment of variable interest on then existing financial instruments. The maximum length of time over which BB&T is hedging its exposure to the variability in future cash flows for forecasted transactions related to variable interest payments on existing financial instruments is 7.1 years.

     Fair Value Hedges

          At March 31, 2009, BB&T had designated notional values of $4.8 billion of derivatives as fair value hedges which reflected a net unrealized gain of $412 million, with instruments in a gain position reflecting a fair value of $535 million recorded in other assets and instruments in a loss position reflecting a fair value of $123 million recorded in other liabilities. For a qualifying fair value hedge, changes in the value of the derivatives that have been highly effective as hedges are recognized in current period earnings along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged. The impact on earnings

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2009

resulting from fair value hedge ineffectiveness was $5 million during the first three months of 2009.

          BB&T also held $58.3 billion in notional value of derivatives not designated as hedges at March 31, 2009. These instruments were in a net gain position with a net estimated fair value of $94 million. Changes in the fair value of these derivatives are reflected in current period earnings.

          Derivatives not designated as a hedge include the notional amount of $14.8 billion that have been entered into as a risk management instrument for mortgage banking operations at March 31, 2009. For mortgage loans originated for sale, BB&T is exposed to changes in market rates and conditions subsequent to the interest rate lock and funding date. BB&T’s risk management strategy related to its interest rate lock commitment derivatives and loans held for sale includes using mortgage-based derivatives such as forward commitments and options in order to mitigate market risk.

          Derivatives not designated as a hedge include the notional amount of $11.7 billion that have been entered into as a risk management instrument for mortgage servicing rights at March 31, 2009. The $74 million gain related to these derivatives is offset by a negative $46 million quarterly valuation adjustment for residential mortgage servicing rights at March 31, 2009.

          BB&T also held derivatives not designated as hedges with notional amounts totaling $31.8 billion at March 31, 2009 as risk management instruments primarily to facilitate transactions on behalf of its clients, as well as activities related to balance sheet management.

          At March 31, 2009, BB&T had designated notional values of $73 million of derivatives as net investment hedges used to hedge the variability in a foreign currency exchange rate.

          Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. Because the notional amount of the instruments only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. In addition, certain counterparties are required to provide cash collateral to BB&T when their unsecured loss positions exceed certain negotiated limits. These bilateral limits are typically based on current credit ratings and vary with ratings changes. As of March 31, 2009 and December 31, 2008, respectively, BB&T had received cash collateral of approximately $120 million and $165 million. In addition, BB&T had posted collateral of $126 million and $180 million at March 31, 2009 and December 31, 2008, respectively. In the event that BB&T's credit ratings had been downgraded below investment grade, the amount of collateral posted would have increased by $309 million and $225 million as of March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009, BB&T had approximately $34 million of unsecured positions with derivative dealers. All of the derivative contracts to which BB&T is a party settle monthly, quarterly or semiannually. In the case of contracts with derivative dealers, BB&T only transacts with dealers that are national market makers whose credit ratings are strong. Further, BB&T has netting agreements with the dealers with which it does business. Because of these factors, BB&T’s credit risk exposure related to derivatives contracts at March 31, 2009 and December 31, 2008 was not material.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2009

NOTE 13. Operating Segments

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

          Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2008 for a description of internal accounting policies and the basis of segmentation, including a description of the segments presented in the accompanying tables.

          The following tables disclose selected financial information with respect to BB&T’s reportable business segments for the periods indicated:

BB&T Corporation
Reportable Segments
For the Three Months Ended March 31, 2009 and 2008

			Residential
	Banking Network		Mortgage Banking		Sales Finance		Specialized Lending		Insurance Services
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
	(Dollars in millions)

Net interest income (expense)	$421	$533	$279	$283	$100	$97	$194	$173	$2	$4
Net funds transfer pricing (FTP)	432	253	(192)	(212)	(69)	(68)	(56)	(54)	-	(1)
Net interest income (expense) and FTP	853	786	87	71	31	29	138	119	2	3
Economic provision for loan and lease	214	110	38	18	14	5	98	80	-	-
Noninterest income	292	287	174	48	-	-	30	31	246	203
Intersegment net referral fees (expense)	119	69	(35)	(25)	(3)	(3)	-	-	-	-
Noninterest expense	420	374	23	17	6	6	68	58	192	165
Allocated corporate expenses	174	174	3	3	3	3	10	9	12	10
Income (loss) before income taxes	456	484	162	56	5	12	(8)	3	44	31
Provision (benefit) for income taxes	163	173	58	20	2	4	(3)	1	17	12
Segment net income (loss)	$293	$311	$104	$36	$3	$8	$(5)	$2	$27	$19
Identifiable segment assets (period end)	$63,907	$61,397	$20,465	$19,430	$6,062	$5,805	$7,338	$5,601	$1,131	$1,061

	Financial Services		Treasury		All Other Segments (1)		Parent/Reconciling Items		Total BB&T Corporation
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
	(Dollars in millions)

Net interest income (expense)	$4	$13	$203	$23	$37	$44	$(94)	$(153)	$1,146	$1,017
Net funds transfer pricing (FTP)	23	6	(154)	21	(47)	(43)	63	98	-	-
Net interest income (expense) and FTP	27	19	49	44	(10)	1	(31)	(55)	1,146	1,017
Economic provision for loan and lease	2	1	-	-	2	1	308	8	676	223
Noninterest income	151	156	23	60	11	9	104	(23)	1,031	771
Intersegment net referral fees (expense)	8	15	-	-	-	-	(89)	(56)	-	-
Noninterest expense	132	136	1	3	23	16	204	160	1,069	935
Allocated corporate expenses	6	21	1	1	1	1	(210)	(222)	-	-
Income (loss) before income taxes	46	32	70	100	(25)	(8)	(318)	(80)	432	630
Provision (benefit) for income taxes	17	11	6	30	(18)	(8)	(128)	(42)	114	201
Segment net income (loss)	$29	$21	$64	$70	$(7)	$-	$(190)	$(38)	$318	$429
Identifiable segment assets (period end)	$2,676	$3,062	$27,754	$27,284	$5,022	$4,239	$9,070	$8,538	$143,425	$136,417

(1) Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2009

NOTE 14. Loan Servicing

          BB&T has two classes of mortgage servicing rights for which it separately manages the economic risks: residential and commercial. Commercial mortgage servicing rights are recorded as other assets on the Consolidated Balance Sheets at lower of cost or market and amortized in proportion to and over the estimated period that net servicing income is expected to be received based on projections of the amount and timing of estimated future net cash flows. Residential mortgage servicing rights are recorded on the Consolidated Balance Sheets at fair value with changes in fair value recorded as a component of mortgage banking income in the Consolidated Statements of Income for each period. BB&T uses various derivative instruments to mitigate the income statement effect of changes in fair value, due to changes in valuation inputs and assumptions, of its residential mortgage servicing rights. The following is an analysis of the activity in BB&T’s residential mortgage servicing rights for the three months ended March 31, 2009 and 2008:

	Residential Mortgage Servicing Rights
	For the Three Months Ended March 31,
	2009	2008
	(Dollars in millions)

Carrying value, January 1,	$370	$472
Additions	73	41
Increase (decrease) in fair value:
Due to changes in valuation inputs or assumptions	(46)	(84)
Other changes (1)	(32)	(23)

Carrying value, March 31,	$365	$406

(1) Represents the realization of expected net servicing cash flows, expected borrower payments and the passage of time.

          BB&T uses assumptions and estimates in determining the fair value of capitalized mortgage servicing rights. These assumptions include prepayment speeds, net charge-off experience and Option Adjusted Spread (“OAS”) commensurate with the risks involved and comparable to assumptions used by market participants to value and bid servicing rights available for sale in the market. At March 31, 2009, the weighted average life was 2.5 years, the prepayment speed was 31.6% and the OAS was 3.1%.

          The unpaid principal balances of BB&T’s total residential mortgage servicing portfolio were $62.9 billion and $59.7 billion at March 31, 2009 and December 31, 2008, respectively. The unpaid principal balances of residential mortgage loans serviced for others consist primarily of agency conforming fixed-rate mortgage loans and totaled $42.4 billion and $40.7 billion at March 31, 2009 and December 31, 2008, respectively. Mortgage loans serviced for others are not included in loans on the accompanying Consolidated Balance Sheets. BB&T recognized servicing fees of $41 million and $32 million during the first three months of 2009 and 2008, respectively, as a component of mortgage banking income.

          At March 31, 2009 and 2008, the approximate weighted average servicing fee was .38% and .36%, respectively, of the outstanding balance of the residential mortgage loans. The

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2009

weighted average coupon interest rate on the portfolio of mortgage loans serviced for others was 5.92% and 6.00% at March 31, 2009 and 2008, respectively.

          BB&T has sold certain mortgage-related loans that contain recourse provisions. These provisions generally require BB&T to reimburse the investor for a share of any loss that is incurred after the disposal of the property. At March 31, 2009 and December 31, 2008, BB&T had $782 million and $822 million, respectively, of residential mortgage loans sold with recourse. In the event of nonperformance by the borrower, BB&T has maximum recourse exposure of approximately $704 million and $741 million as of March 31, 2009 and December 31, 2008, respectively.

          The Company also has securitized residential mortgage loans and retained the resulting securities available for sale. As of March 31, 2009 the fair value of the securities available for sale still owned by BB&T was $515 million and the remaining unpaid principal balance of the underlying loans totaled $494 million. Based on the performance of the underlying loans and general liquidity of the securities, the Company’s recovery of the cost basis in the securities has not been significantly impacted by changes in interest rates, prepayment speeds or credit losses.

          BB&T also arranges and services commercial real estate mortgages through Grandbridge Real Estate Capital, LLC (“Grandbridge”) the commercial mortgage banking subsidiary of Branch Bank. During the three months ended March 31, 2009 and 2008, Grandbridge originated $700 million and $867 million, respectively, of commercial real estate mortgages, all of which were arranged for third party investors and serviced by Grandbridge. As of March 31, 2009 and December 31, 2008, Grandbridge’s portfolio of commercial real estate mortgages serviced for others totaled $24.0 billion and $23.9 billion, respectively. Commercial real estate mortgage loans serviced for others are not included in loans on the accompanying Consolidated Balance Sheets. Grandbridge had $3.6 billion and $3.3 billion in loans serviced for others that were covered by loss sharing agreements at March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009 and December 31, 2008, Grandbridge’s maximum exposure to loss for these loans is approximately $920 million and $818 million, respectively. Mortgage servicing rights related to commercial mortgage loans totaled $101 million and $98 million at March 31, 2009 and December 31, 2008, respectively.

Back to Index

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2009

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

          This Quarterly Report on Form 10-Q contains forward-looking statements with respect to the financial condition, results of operations and businesses of BB&T. These forward-looking statements involve certain risks and uncertainties and are based on the beliefs and assumptions of the management of BB&T and the information available to management at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following:

•	general economic or business conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit or other services;
•	changes in the interest rate environment may reduce net interest margins and/or the volumes and values of loans made or held as well as the value of other financial assets held;
•	competitive pressures among depository and other financial institutions may increase significantly;
•	legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which BB&T is engaged;
•	local, state or federal taxing authorities may take tax positions that are adverse to BB&T;
•	adverse changes may occur in the securities markets;
•	competitors of BB&T may have greater financial resources and develop products that enable them to compete more successfully than BB&T;
•	costs or difficulties related to the integration of the businesses of BB&T and its merger partners may be greater than expected;
•	expected cost savings associated with completed mergers may not be fully realized or realized within the expected time frames; and
•	deposit attrition, customer loss and/or revenue loss following completed mergers may be greater than expected.

Regulatory Considerations

          BB&T and its subsidiaries and affiliates are subject to numerous examinations by federal and state banking regulators, as well as the SEC, the Financial Industry Regulatory Authority, and various state insurance and securities regulators. BB&T and its subsidiaries have from time to time received requests for information from regulatory authorities in various states, including state insurance commissions and state attorneys general, securities regulators and other regulatory authorities, concerning their business practices. Such requests are considered incidental to the normal conduct of business. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional disclosures with respect to laws and regulations affecting the Company’s businesses.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2009

          As part of the U.S. federal government’s Financial Stability Plan, on February 25, 2009, the U.S. Department of the Treasury (the “U.S. Treasury”) announced preliminary details regarding the Capital Assistance Program (the “CAP”), which, according to the U.S. Treasury, is designed to restore confidence throughout the financial system that the largest U.S. banking institutions will have a sufficient capital cushion for larger than expected potential future losses, should they occur due to a more severe economic environment, and to support lending to creditworthy borrowers. Pursuant to the CAP, the capital needs of major U.S. banking institutions were evaluated to determine whether an additional capital buffer is warranted and, if warranted, the U.S. Treasury committed to make capital available to eligible institutions if they are unable to raise the necessary capital through private sources.

          To implement the CAP, the Board of Governors of the Federal Reserve System, the Federal Reserve Banks, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency commenced a review of the capital needs of the largest U.S. banking institutions. This review is called the Supervisory Capital Assessment Program (the “SCAP”). The SCAP review process involved a forward-looking capital assessment, or “stress test”, of all domestic bank holding companies with assets of more than $100 billion at December 31, 2008, which includes BB&T. The stress test is intended to estimate credit losses, revenues and reserve needs for each of these bank holding companies in 2009 and 2010 under a macroeconomic scenario that reflected a consensus expectation for the depth and duration of the recession and a more adverse scenario that was designed to reflect a recession that was longer and more severe than consensus expectations.

          On May 7, 2009 the Board of Governors of the Federal Reserve System announced the results of the final SCAP assessments for the 19 largest U.S. bank holding companies, including BB&T. The SCAP assessment for BB&T indicated that BB&T did not need to raise additional capital.

          Information related to the SCAP is available on the website of the Federal Reserve Board at www.federalreserve.gov. Information related to the CAP and the terms of the mandatory convertible preferred stock that can be issued to the U.S. Treasury to raise additional capital is available on the U.S. Treasury’s website related to the Financial Stability Plan at www.financialstability.gov.

Critical Accounting Policies

          The accounting and reporting policies of BB&T Corporation and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America ("GAAP") and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. BB&T’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Different assumptions in the application of these policies could result in material changes in BB&T’s consolidated financial position and/or consolidated results of operations and related disclosures. The more critical accounting and reporting policies include BB&T’s accounting for the allowance for loan and lease losses and reserve for unfunded lending commitments, determining fair value of financial instruments, intangible assets and other

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2009

purchase accounting related adjustments associated with mergers and acquisitions, costs and benefit obligations associated with BB&T’s pension and postretirement benefit plans, and income taxes. Understanding BB&T’s accounting policies is fundamental to understanding BB&T’s consolidated financial position and consolidated results of operations. Accordingly, BB&T’s significant accounting policies and changes in accounting principles are discussed in detail in Note 1 of the “Notes to Consolidated Financial Statements” in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

     Fair Value of Financial Instruments

          A significant portion of BB&T’s assets and certain liabilities are financial instruments carried at fair value. This includes securities available for sale, trading securities, derivatives, certain loans held for sale, residential mortgage servicing rights, certain short-term borrowings and venture capital investments. At March 31, 2009, the percentage of total assets and total liabilities measured at fair value was 17.6% and less than 1%, respectively. The vast majority of assets and liabilities carried at fair value are based on either quoted market prices or market prices for similar instruments. At March 31, 2009, 6.5% of assets measured at fair value were based on significant unobservable inputs. This represents 1.2% of BB&T’s total assets. See Note 11 “Fair Value Disclosures” in the “Notes to Consolidated Financial Statements” herein for additional disclosures regarding the fair value of financial instruments.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2009

     Securities

          The fair values for available-for-sale and trading securities are generally based upon quoted market prices or observable market prices for similar instruments. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain trading securities, the valuation of the security is subjective and may involve substantial judgment. BB&T conducts periodic reviews to identify and evaluate each available-for-sale security that has an unrealized loss for other-than-temporary impairment. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. The primary factors BB&T considers in determining whether an impairment is other-than-temporary are the financial condition and near–term prospects of the issuer, including any specific events which may influence the operations of the issuer and BB&T’s intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. As of March 31, 2009, BB&T had approximately $1.0 billion of available-for-sale and trading securities, which is less than 1% of total assets, valued using unobservable inputs. These securities were primarily non-agency mortgage-backed securities.

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

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2009

amount and timing of estimated future cash flows. The amount and timing of servicing asset amortization is updated based on actual results and updated projections.

     Loans Held for Sale

          BB&T originates certain mortgage loans to be sold to investors. The majority of these loans are carried at fair value upon the election of the Fair Value Option. For these loans, the fair value is primarily based on quoted market prices for securities backed by similar types of loans. Changes in the fair value are recorded as a component of mortgage banking income while mortgage loan origination costs for loans held for sale for which the Corporation elected the Fair Value Option are recognized in noninterest expense when incurred. The changes in fair value of these assets are largely driven by changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with the mortgage loan held for sale. BB&T uses various derivative instruments to mitigate the income statement effect of changes in fair value of the underlying loans.

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

     Venture Capital Investments

          BB&T has venture capital investments that are carried at fair value. Changes in the fair value of these investments are recorded in other noninterest income each period. In many cases there are no observable market values for these investments and therefore management must estimate the fair value based on a comparison of the operating performance of the company to multiples in the marketplace for similar entities. This analysis requires significant judgment and actual values in a sale could differ materially from those estimated. As of March 31, 2009, BB&T had $191 million of venture capital investments, which is less than 1% of total assets.

     Intangible Assets

          BB&T’s mergers and acquisitions are accounted for using the purchase method of accounting. Under the purchase method, BB&T is required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which often involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques, which are inherently subjective. The amortization of identified intangible assets is based upon the estimated economic benefits to be received, which is also subjective. Purchase acquisitions typically result in

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2009

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

Back to Index

EXECUTIVE SUMMARY

           BB&T’s total assets at March 31, 2009 were $143.4 billion, a decrease of $8.6 billion, or 5.7%, from December 31, 2008. The decline was a result of a decrease of $13.8 billion, or 42.1%, in securities available for sale during the first three months of 2009. The decline in the available-for-sale securities portfolio was partially offset by increases in loans held for sale and other assets of $2.4 billion and $4.7 billion, respectively, compared to the balances at December 31, 2008.

          Total client deposits at March 31, 2009, were $84.3 billion, an increase of $717 million, or .9%, from December 31, 2008. Total deposits, which include wholesale deposits sources, totaled $90.6 billion at March 31, 2009, a decrease of $8.0 billion, or 8.1%, compared to December 31, 2008. The decline in total deposits was partially offset by an increase of $2.9 billion in short-term borrowed funds during the first three months of 2009. Total shareholders’ equity increased $101 million compared to December 31, 2008.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2009

          Consolidated net income for the first quarter of 2009 totaled $318 million, down $111 million, or 25.9%, compared to $429 million earned during the first quarter of 2008. Consolidated net income available to common shareholders for the first quarter of 2009 totaled $271 million, a decrease of $157 million, or 36.7%, compared to $428 million earned during the first quarter of 2008. On a diluted per common share basis, earnings for the three months ended March 31, 2009 were $.48, compared to $.78 for the same period in 2008, a decrease of 38.5%. BB&T’s results of operations for the first quarter of 2009 produced an annualized return on average assets of .86% and an annualized return on average common shareholders’ equity of 8.29% compared to prior year ratios of 1.29% and 13.30%, respectively.

          Included in the results of operations for the first quarter of 2009 and 2008 were a number of notable items. The first quarter of 2009 included $150 million in securities gains, net of $36 million in other-than-temporary impairment charges, $676 million in provision for credit losses and $12 million for merger-related and restructuring charges. The provision for credit losses exceeded net charge-offs by $288 million. The first quarter of 2008 included $43 million in net securities gains, a $12 million charge resulting from a valuation adjustment for bank-owned life insurance, $223 million in provision for credit losses, $17 million of additional income in connection with the implementation of fair value accounting standards and a $47 million increase in income associated with the initial public offering by Visa Inc., including a $14 million reversal of a previously recorded liability.

          During the first quarter of 2009, BB&T continued to experience challenges in housing-related credits. These challenges resulted in increases in both nonperforming assets and charge-offs during the first quarter. Management noted some improvement in past due loans, but still expects further increases in nonperforming assets going forward. The largest concentration of credit issues are in Georgia, Florida and metro Washington, D.C.

          BB&T’s underlying business continued to perform reasonably well during the first quarter of 2009, including record production from mortgage banking operations and solid growth in commercial lending and low-cost client deposits. In addition, BB&T achieved positive operating leverage and improved efficiency compared to the same quarter last year.

          As of March 31, 2009, BB&T’s Tier 1 leverage and tangible capital ratios were 9.4% and 5.7%, respectively. In addition, BB&T’s Tier 1 risk-based capital and total risk-based capital ratios were 12.1% and 17.1%, respectively. Excluding the U.S. Treasury’s preferred stock investment from capital, BB&T’s Tier 1 risk-based capital ratio was 9.3% and the total risk-based capital ratio was 14.3%. BB&T’s capital levels are well above the regulatory standards for well-capitalized banks. As of March 31, 2009, measures of tangible capital were not prescribed by the regulators and, therefore, were considered non-GAAP measures. Please refer to the section titled “Capital Adequacy and Resources” herein for a discussion of how BB&T calculates and uses these measures in the evaluation of the Company.

          Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2008, for additional information with respect to BB&T’s recent accomplishments and significant challenges. The factors causing the fluctuations in the major balance sheet and income statement categories for the first quarter of 2009 are further discussed in the following sections.

Back to Index

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2009

ANALYSIS OF FINANCIAL CONDITION

Securities

          Securities available for sale totaled $19.0 billion at March 31, 2009, a decrease of $13.8 billion, or 42.1%, compared with December 31, 2008. The decline in the securities available for sale portfolio was primarily the result of sales of securities in March that were not reinvested until early in the second quarter of 2009. Trading securities totaled $481 million, up $105 million, or 27.9%, compared to the balance at December 31, 2008. BB&T’s trading portfolio may fluctuate significantly from period to period based on market conditions, which affect the timing of purchases and sales of securities classified as trading.

          Average total securities for the first three months of 2009 totaled $31.4 billion, an increase of $8.0 billion, or 34.2%, compared to the average balance during the first three months of 2008. The growth in average securities primarily reflects the deployment in the fourth quarter of 2008 of the capital invested by the U.S. Treasury.

          BB&T sold a total of $12.0 billion in available-for-sale securities during the three month period ended March 31, 2009, which produced securities gains of $186 million. In addition, BB&T recorded $36 million in charges for other-than-temporary impairment related to certain debt and equity securities. During the first quarter of 2009, BB&T took advantage of an opportunity to shorten the duration of its securities portfolio and realize gains in certain mortgage-backed securities issued by U.S. government-sponsored entities. While these mortgage-backed securities have higher yields, they have a longer duration and government efforts to drive down mortgage rates increased the risk of early prepayment. The majority of the proceeds from these sales were reinvested in similar securities with shorter durations early in the second quarter of 2009.

          The annualized fully taxable equivalent (“FTE”) yield on the average securities portfolio for the first quarter of 2009 was 4.73%, which represents a decrease of 45 basis points compared to the annualized yield earned during the first quarter of 2008. The decrease in the annualized FTE yield on the average securities portfolio was primarily the result of the declining interest rate environment during 2008.

          Securities available for sale had net unrealized losses of $464 million and $517 million at March 31, 2009 and December 31, 2008, respectively. On March 31, 2009, BB&T also held certain investment securities having continuous unrealized loss positions for more than 12 months. As of March 31, 2009, the unrealized losses on these securities totaled $583 million. Substantially all of these losses were in non-agency mortgage-backed and municipal securities. At March 31, 2009, all of the available-for-sale debt securities were investment grade with the exception of two municipal bonds with the same issuer with a book value of $10 million and eight non-agency mortgage-backed securities with a book value of $723 million. All of the non-investment grade securities referenced above were initially investment grade and have been downgraded since purchase. The unrealized losses on securities in a continuous unrealized loss position for more than 12 months are the result of changes in market interest rates and liquidity. BB&T has evaluated all of its debt securities for credit impairment. At March 31, 2009, there

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2009

were no credit losses evident from these securities. Furthermore, BB&T had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses.

          See Note 3 “Securities” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to BB&T’s evaluation of securities for other-than-temporary impairment.

Loans and Leases

          BB&T emphasizes commercial lending to small and medium-sized businesses, consumer lending, mortgage lending and specialized lending with an overall goal of maximizing the profitability of the loan portfolio, maintaining strong asset quality and achieving an equal mix of consumer and commercial loans. For the first quarter of 2009, average total loans were $99.7 billion, an increase of $7.0 billion, or 7.6%, compared to the same period in 2008.

          The following table presents the composition of average loans and leases for the three months ended March 31, 2009 and 2008, respectively:

Table 1
Composition of Average Loans and Leases

		For the Three Months Ended
	March 31, 2009		March 31, 2008
	Balance	% of total	Balance	% of total
		(Dollars in millions)

Commercial loans and leases	$50,630	50.7%	$45,549	49.2%
Direct retail loans	15,263	15.3	15,639	16.9
Sales finance loans	6,342	6.4	6,031	6.5
Revolving credit loans	1,767	1.8	1,602	1.7
Mortgage loans	16,759	16.8	17,462	18.8
Specialized lending loans	6,490	6.5	5,212	5.6
Total average loans and leases
held for investment	97,251	97.5	91,495	98.7
Loans held for sale	2,473	2.5	1,223	1.3
Total average loans and leases	$99,724	100.0%	$92,718	100.0%

          The fluctuations in the mix of the loan portfolio during the first three months of 2009 compared to the same period of 2008 was primarily due to increased growth in the commercial loan and lease portfolio and the specialized lending portfolio, while the mortgage portfolio and direct retail lending portfolio declined. Average loan growth slowed somewhat during the first quarter of 2009, as demand for direct retail loans continues to be weak. The direct retail portfolio is primarily home equity loans and lines to individuals and has been negatively affected by the downturn in the residential real estate markets. Growth in the commercial loan portfolio continues to be relatively strong and the mix continues to shift from commercial real estate lending into commercial and industrial lending, as management has focused efforts on reducing exposure to real estate related loans. Average mortgage loans held for investment declined as the majority of refinancings and new loans have been conforming mortgage loans that are sold in the

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2009

secondary market. Average specialized lending loans grew 24.5% compared to the first quarter of 2008 as a result of the acquisition of assets of an insurance premium finance business on February 2, 2009, which added approximately $715 million in loans, and growth in equipment finance lending. The growth in equipment finance lending was primarily a result of growth in new account relationships.

          The annualized FTE yield on the total loan portfolio for the first three months of 2009 was 5.42%, which reflects a decrease of 153 basis points compared to the same period in 2008. The decrease in the FTE yield on the loan portfolio was primarily the result of the repricing of loans in response to the decreases in the prime lending rate and other indices, as well as a higher level of nonperforming loans in 2009 as compared to 2008. These declines were partially offset by wider loan spreads.

Other Interest-Earning Assets

          Federal funds sold and securities purchased under resale agreements or similar arrangements totaled $301 million at March 31, 2009, a decrease of $49 million, or 14.0%, compared to December 31, 2008. Interest-bearing deposits with banks, including segregated cash, decreased $336 million, or 29.7%, compared to year-end 2008. These categories of earning assets are subject to large daily fluctuations. The average yield on other interest-earning assets was .74% for the first three months of 2009, compared to 3.41% for the same period in 2008, reflecting the decline in the Federal funds target rate during 2008.

Noninterest-Earning Assets

          BB&T’s other noninterest-earning assets, including premises and equipment, goodwill, core deposit and other intangible assets, residential mortgage servicing rights and noninterest-bearing cash and due from banks, increased $4.3 billion from December 31, 2008 to March 31, 2009. The growth in this category included an increase of $4.9 billion for certain short-term receivables. This increase was offset by a decline of $451 million in cash and due from banks compared to December 31, 2008.

Deposits

          Deposits totaled $90.6 billion at March 31, 2009, a decrease of $8.0 billion, or 8.1%, from December 31, 2008. Client deposits generated through the BB&T banking network are the largest source of funds used to support asset growth. Client deposits totaled $84.3 billion at March 31, 2009, an increase of $717 million, or .9%, from December 31, 2008.

          The following table presents the composition of average deposits for the three months ended March 31, 2009 and 2008:

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2009

Table 2
Composition of Average Deposits

		For the Three Months Ended
	March 31, 2009		March 31, 2008
	Balance	% of total	Balance	% of total
		(Dollars in millions)

Noninterest-bearing deposits	$13,828	14.7%	$12,676	14.6%
Interest checking	2,461	2.6	2,301	2.7
Other client deposits	40,701	43.4	34,851	40.2
Client certificates of deposit	27,143	28.9	27,061	31.3
Total client deposits	84,133	89.6	76,889	88.8
Other interest-bearing deposits	9,801	10.4	9,694	11.2
Total average deposits	$93,934	100.0%	$86,583	100.0%

          Average deposits for the first three months of 2009 increased $7.4 billion, or 8.5%, to $93.9 billion compared to the first three months of 2008. Average client deposits grew at a faster pace than overall deposits due to strong growth in low-cost client deposits. The categories of deposits with the highest average rates of growth for the first three months of 2009 compared to the same period of 2008 were other client deposits, which includes money rate savings accounts, investor deposit accounts, savings accounts, individual retirement accounts and other time deposits, which increased $5.9 billion, or 16.8%, and noninterest-bearing deposits which increased $1.2 billion, or 9.1%. In addition, interest checking increased $160 million, or 7.0%, for the first three months of 2009 compared to the same period in 2008.

Borrowings

          While client deposits remain the primary source for funding loan originations and other balance sheet growth, management uses short-term borrowings as a supplementary funding source for balance sheet growth. Short-term borrowings utilized by BB&T include Federal funds purchased, securities sold under repurchase agreements, master notes, U.S. Treasury tax and loan deposit notes, borrowings under the treasury auction facility and short-term bank notes. At March 31, 2009, short-term borrowings totaled $13.7 billion, an increase of $2.9 billion, or 27.2%, compared to December 31, 2008. The increase in these borrowings compared to December 31, 2008 was primarily due to a better pricing of these funding sources as compared to wholesale deposit products.

          The average annualized rate paid on short-term borrowed funds was .59% for the first three months of 2009, a decrease of 291 basis points from the average rate of 3.50% paid during the comparable period of 2008. The lower rate paid on short-term borrowed funds during the first three months of 2009 compared to the same period in 2008 was primarily the result of decreases in the Federal funds target rate.

          BB&T also utilizes long-term debt to provide both funding, and to a lesser extent, regulatory capital. Long-term debt consists of Federal Home Loan Bank advances to Branch

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2009

Bank, corporate subordinated notes, senior and subordinated notes issued by Branch Bank, and junior subordinated debentures issued by BB&T. Long-term debt totaled $18.0 billion at March 31, 2009, a slight decline from the balance at December 31, 2008.

           On April 27, 2009, BB&T issued $800 million of senior unsecured notes. The notes were issued in two tranches, $400 million 5.70% fixed-rate notes due in 2014 and $400 million 6.85% fixed-rate notes due in 2019. The proceeds from the offering will be used for general corporate purposes, which may include, subject to regulatory approval, the partial funding of the repurchase of BB&T’s Fixed Rate Cumulative Perpetual Preferred Stock, Series C, issued to the U.S. Treasury on November 14, 2008 as part of the Troubled Asset Relief Program – Capital Purchase Program.

          The average annualized rate paid on long-term debt for the first quarter of 2009 was 3.81%, a decrease of 92 basis points compared to the first quarter of 2008. The decline in the cost of long-term debt resulted from decreases in the effective rates paid on the portion of BB&T’s long-term debt that was issued as a floating-rate instrument or swapped to a floating rate.

Shareholders’ Equity

          Total shareholders’ equity at March 31, 2009 was $16.2 billion, an increase of $101 million compared to $16.1 billion at December 31, 2008. BB&T’s book value per common share at March 31, 2009 was $23.29, compared to $23.16 at December 31, 2008. BB&T’s tangible shareholders’ equity available to common shareholders was $7.8 billion at March 31, 2009, up slightly compared to December 31, 2008. BB&T’s tangible book value per common share at March 31, 2009 was $14.00 compared to $13.93 at December 31, 2008.  As of March 31, 2009, measures of tangible capital were not prescribed by the regulators and, therefore, were considered non-GAAP measures. Please refer to the section titled “Capital Adequacy and Resources” herein for a discussion of how BB&T calculates and uses these measures in the evaluation of the Company.

Asset Quality

          BB&T continued to experience credit deterioration during the first quarter of 2009, reflecting the ongoing challenges in housing-related credits with the largest concentration of credit issues occurring in Georgia, Florida and metro Washington, D.C.

          Nonperforming assets, which are composed of foreclosed real estate, repossessions, nonaccrual loans and certain restructured loans, totaled $2.8 billion at March 31, 2009, compared to $2.0 billion at December 31, 2008. The increase in nonperforming assets included an increase of $314 million in nonperforming loans and $406 million in foreclosed assets. The majority of the increase in foreclosed assets was related to securing title over projects in the single family residential, acquisition, development, and construction portfolio. As a percentage of loans and leases plus foreclosed property, nonperforming assets were 2.72% at March 31, 2009 and 2.04% at December 31, 2008. Loans 90 days or more past due and still accruing interest totaled $381 million at March 31, 2009, compared to $431 million at year-end 2008.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2009

          BB&T’s net charge-offs totaled $388 million for the first quarter of 2009 and amounted to 1.58% of average loans and leases, on an annualized basis, compared to $125 million, or .54%, of average loans and leases, on an annualized basis, in the corresponding period in 2008. The increase in net charge-offs was largely driven by challenges in the residential real estate market, which has resulted in increases in losses in the commercial, direct retail and mortgage portfolios.

          The allowance for credit losses, which totaled $1.9 billion and $1.6 billion at March 31, 2009 and December 31, 2008, respectively, consists of the allowance for loan and lease losses, which is presented on the Consolidated Balance Sheets, and the reserve for unfunded lending commitments, which is included in other liabilities on the Consolidated Balance Sheets. The allowance for loan and lease losses amounted to 1.94% of loans and leases held for investment at March 31, 2009, compared to 1.62% at year-end 2008. The growth of $288 million in the allowance for credit losses reflects migrations of loans to higher risk grades, with the most significant increases occurring in the single family residential, acquisition, development, and construction loan portfolio.

          Asset quality statistics for the last five calendar quarters are presented in the accompanying tables.

Table 3 - 1
Asset Quality Analysis

	For the Three Months Ended
	3/31/2009	12/31/2008	9/30/2008	6/30/2008	3/31/2008
	(Dollars in millions)
Allowance For Credit Losses
Beginning balance	$1,607	$1,393	$1,273	$1,113	$1,015
Allowance for acquired (sold) loans, net	-	-	(2)	-	-
Provision for credit losses	676	528	364	330	223
Charge-offs
Commercial loans and leases	(144)	(123)	(87)	(48)	(18)
Direct retail loans	(68)	(49)	(41)	(38)	(28)
Sales finance loans	(22)	(18)	(15)	(13)	(13)
Revolving credit loans	(30)	(23)	(20)	(18)	(18)
Mortgage loans	(49)	(45)	(33)	(13)	(5)
Specialized lending	(92)	(76)	(61)	(55)	(59)
Total charge-offs	(405)	(334)	(257)	(185)	(141)
Recoveries
Commercial loans and leases	3	7	3	2	4
Direct retail loans	4	3	3	3	3
Sales finance loans	2	1	2	2	2
Revolving credit loans	3	3	2	3	3
Mortgage loans	-	1	-	-	-
Specialized lending	5	5	5	5	4
Total recoveries	17	20	15	15	16
Net charge-offs	(388)	(314)	(242)	(170)	(125)
Ending balance	$1,895	$1,607	$1,393	$1,273	$1,113
Nonperforming Assets
Nonaccrual loans and leases
Commercial loans and leases	$1,028	$845	$722	$621	$443
Direct retail loans	120	89	76	65	60
Sales finance loans	7	7	6	4	5
Mortgage loans	481	375	298	250	185
Specialized lending	91	97	94	76	67
Total nonaccrual loans and leases	1,727	1,413	1,196	1,016	760
Foreclosed real estate	958	538	382	232	178
Other foreclosed property	65	79	60	53	51
Total nonperforming assets	$2,750	$2,030	$1,638	$1,301	$989

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2009

	For the Three Months Ended
	3/31/2009	12/31/2008	9/30/2008	6/30/2008	3/31/2008
	(Dollars in millions)

Loans 90 days or more past due
and still accruing (1)
Commercial loans and leases	$7	$86	$39	$42	$52
Direct retail loans	127	117	88	72	59
Sales finance loans	28	26	19	17	15
Revolving credit loans	25	23	17	15	16
Mortgage loans	180	165	123	126	106
Specialized lending	14	14	11	10	10
Total loans 90 days or more past due
and still accruing	$381	$431	$297	$282	$258
Loans 30 - 89 days past due (1)
Commercial loans and leases	$507	$594	$355	$492	$364
Direct retail loans	256	270	200	175	185
Sales finance loans	111	146	119	93	86
Revolving credit loans	32	34	29	25	24
Mortgage loans	706	690	582	519	510
Specialized lending	221	313	294	258	216
Total loans 30 - 89 days past due	$1,833	$2,047	$1,579	$1,562	$1,385

(1) Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase.

Table 3 - 2
Asset Quality Ratios

			For the Three Months Ended
	3/31/2009		12/31/2008		9/30/2008		6/30/2008		3/31/2008
Loans 30 - 89 days past due and still accruing
as a percentage of total loans and leases (1)	1.83%		2.07%		1.63%		1.63%		1.47%
Loans 90 days or more past due and still
accruing as a percentage of total loans
and leases (1)	.38		.44		.31		.29		.27
Nonperforming loans and leases
as a percentage of total loans and leases	1.72		1.43		1.24		1.06		.81
Total nonperforming assets as a percentage of:
Total assets	1.92		1.34		1.20		.95		.73
Loans and leases plus foreclosed property	2.72		2.04		1.69		1.36		1.05
Net charge-offs as a percentage of
average loans and leases	1.58		1.29		1.00		.72		.54
Allowance for loan and lease losses as a
percentage of loans and leases
held for investment	1.94		1.62		1.45		1.33		1.19
Ratio of allowance for loan and lease losses to:
Net charge-offs	1.19	x	1.26	x	1.43	x	1.84	x	2.18	x
Nonperforming loans and leases	1.08		1.11		1.15		1.24		1.44
Note: Applicable ratios are annualized.
(1) Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase.

          The following tables provide further details regarding BB&T’s commercial real estate lending, residential mortgage and consumer home equity portfolios as of March 31, 2009.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2009

Table 4-1
Real Estate Lending Portfolio Credit Quality and Geographic Distribution
Commercial Real Estate Loan Portfolio (1)

		As of / For the Period Ended March 31, 2009

Residential Acquisition, Development, and Construction		Builder /	Land /Land	Condos /
Loans (ADC)		Construction	Development	Townhomes	Total ADC
		(Dollars in millions, except average loan and average client size)

Total loans outstanding		$2,618	$4,341	$515	$7,474

Average loan size (in thousands)		287	591	1,308	444
Average client size (in thousands)		818	1,313	3,267	1,118

Percentage of total loans		2.6%	4.3%	.5%	7.5%

Nonaccrual loans and leases as a percentage of category		8.56	6.68	5.96	7.29
Gross charge-offs as a percentage of category		3.43	6.60	3.80	5.30

	As of / For the Period Ended March 31, 2009
					Gross Charge-
				Nonaccrual as a	Offs as a
Residential Acquisition, Development, and Construction	Total	Percentage of	Nonaccrual	Percentage of	Percentage of
Loans (ADC) by State of Origination	Outstandings	Total	Loans and Leases	Outstandings	Outstandings
	(Dollars in millions)

North Carolina	$2,789	37.3%	$84	3.03%	2.93%
Georgia	1,190	15.9	168	14.16	11.27
Virginia	1,125	15.1	41	3.60	7.18
Florida	755	10.1	132	17.44	9.86
South Carolina	667	8.9	32	4.80	1.63
Tennessee	242	3.2	19	7.67	1.96
Washington, D.C.	229	3.1	7	3.06	-
Kentucky	218	2.9	36	16.74	2.46
West Virginia	136	1.8	14	9.93	2.84
Maryland	123	1.7	12	9.87	-
Total	$7,474	100.0%	$545	7.29%	5.30%

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2009

		As of / For the Period Ended March 31, 2009
				Permanent
			Commercial	Income	Total Other
		Commercial	Land/	Producing	Commercial Real
Other Commercial Real Estate Loans (2)		Construction	Development	Properties	Estate
		(Dollars in millions, except average loan and average client size)

Total loans outstanding		$2,943	$2,501	$6,444	$11,888

Average loan size (in thousands)		1,441	784	369	523
Average client size (in thousands)		1,913	955	555	752

Percentage of total loans		2.9%	2.5%	6.4%	11.9%

Nonaccrual loans and leases as a percentage of category		.54	2.72	.93	1.21
Gross charge-offs as a percentage of category		.15	.66	.26	.32

	As of / For the Period Ended March 31, 2009
					Gross Charge-
				Nonaccrual as a	Offs as a
Other Commercial Real Estate Loans by State of	Total	Percentage of	Nonaccrual	Percentage of	Percentage of
Origination (2)	Outstandings	Total	Loans and Leases	Outstandings	Outstandings
	(Dollars in millions)

North Carolina	$3,608	30.3%	$14.38%		.13%
Georgia	2,119	17.8	39	1.85	1.18
Virginia	1,856	15.6	11.62		-
South Carolina	952	8.0	11	1.16	.06
Florida	830	7.0	40	4.79	.74
Washington, D.C.	706	5.9	1.10		-
Maryland	494	4.2	5	1.05	-
West Virginia	446	3.8	2.39		.09
Kentucky	441	3.7	14	3.14	-
Tennessee	347	2.9	7	1.97	.14
Other	89.8		-	-	-
Total	$11,888	100.0%	$144	1.21%	.32%

NOTES:	(1)	Commercial real estate loans (CRE) are defined as loans to finance non-owner occupied real property where the primary repayment source is the sale or rental/lease of the real property. Definition is based on internal classification.
	(2)	C&I loans secured by real property are excluded.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2009

Table 4-2
Real Estate Lending Portfolio Credit Quality and Geographic Distribution
Residential Mortgage Portfolio

	As of / For the Period Ended March 31, 2009

			Construction/
Residential Mortgage Loans	Prime	ALT-A	Permanent	Subprime (1)
	(Dollars in millions, except average loan size)

Total loans outstanding	$11,665	$3,060	$1,363	$626

Average loan size (in thousands)	194	330	348	69
Average credit score	720	734	736	588

Percentage of total loans	11.6%	3.1%	1.4%	.6%
Percentage that are first mortgages	99.7	99.7	99.0	83.3
Average loan to value	75.0	68.1	79.1	75.5

Nonaccrual loans and leases as a percentage of category	2.00	4.53	5.78	6.88
Gross charge-offs as a percentage of category	.79	1.79	2.41	3.32

	As of / For the Period Ended March 31, 2009
				Gross Charge-
			Nonaccrual as a	Offs as a
	Total Mortgages	Percentage of	Percentage of	Percentage of
Residential Mortgage Loans by State	Outstanding (1)	Total	Outstandings	Outstandings
	(Dollars in millions)

North Carolina	$4,066	24.3%	1.52%	.32%
Virginia	3,368	20.1	2.33	.97
Florida	2,534	15.2	7.36	3.70
Maryland	1,741	10.4	1.69	.37
Georgia	1,539	9.2	3.55	1.92
South Carolina	1,530	9.2	2.54	.63
West Virginia	365	2.2	1.02	.58
Kentucky	349	2.1	.84	.15
Tennessee	254	1.5	2.23	.41
Washington, D.C.	184	1.1	1.89	.13
Other	784	4.7	3.61	1.69
Total	$16,714	100.0%	2.96%	1.20%

NOTES:	(1) Includes $378 million in loans originated by Lendmark Financial Services, which are disclosed as a part of the specialized lending category, and excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2009

Table 4-3
Real Estate Lending Portfolio Credit Quality and Geographic Distribution
Home Equity Portfolio (1)

			As of / For the Period Ended
			March 31, 2009

		Home Equity		Home Equity
Home Equity Loans & Lines		Loans		Lines
		(Dollars in millions,
		except average loan size)

Total loans outstanding			$8,391	$5,574

Average loan size (in thousands) (2)			48	36
Average credit score			722	759

Percentage of total loans			8.4%	5.6%
Percentage that are first mortgages			77.8	25.3
Average loan to value			67.5	66.1

Nonaccrual loans and leases as a percentage of category			1.19	.29
Gross charge-offs as a percentage of category			1.90	1.29

	As of / For the Period Ended March 31, 2009
	Total Home			Gross Charge-
	Equity Loans and		Nonaccrual as a	Offs as a
	Lines	Percentage of	Percentage of	Percentage of
Home Equity Loans and Lines by State	Outstanding	Total	Outstandings	Outstandings
		(Dollars in millions)

North Carolina	$4,843	34.7%	.88%	1.22%
Virginia	3,132	22.4	.33	1.28
South Carolina	1,367	9.8	1.35	1.62
Georgia	1,135	8.1	1.01	2.91
Maryland	843	6.0	.32	1.29
West Virginia	830	6.0	.42	.86
Florida	710	5.1	1.92	5.46
Kentucky	586	4.2	.74	.35
Tennessee	410	2.9	1.71	3.91
Washington, D.C.	89.6		1.42	3.15
Other	20.2		.17	-
Total	$13,965	100.0%	.83%	1.66%

NOTES:	(1)	Home equity portfolio consists of consumer real estate secured loans and is a component of direct retail loans that are originated through the BB&T branching network.
	(2)	Home equity lines without an outstanding balance are excluded from this calculation.

          The residential acquisition, development and construction (ADC) loan portfolio totaled $7.5 billion at March 31, 2009, a decrease of $507 million from December 31, 2008. The ADC portfolio is 7.5% of total loans and leases at March 31, 2009. Nonaccrual ADC loans were $545 million at March 31, 2009, an increase of $45 million, compared to $500 million at December 31, 2008. As a percentage of loans, ADC nonaccruals were 7.29% at March 31, 2009, compared to 6.27% at December 31, 2008. The allowance for loan and lease losses that is assigned to the

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2009

ADC portfolio was 10.0% as of March 31, 2009, compared to 7.7% as of year-end 2008. The gross charge-off rate for the ADC portfolio, on an annualized basis, was 5.30% for the first quarter of 2009, compared to 2.81% for the fourth quarter of 2008 and 1.83% for the full–year 2008. The other component of the commercial real estate portfolio, which is largely office buildings, hotels, warehouses, apartments, rental houses, and shopping centers, totaled $11.9 billion at March 31, 2009, up $351 million from year-end 2008.

          The residential mortgage loan portfolio totaled $16.7 billion as of March 31, 2009, a decrease of $757 million from December 31, 2008. As a percentage of loans, residential mortgage loan nonaccruals were 2.96% at March 31, 2009, compared to 2.22% at December 31, 2008. The gross charge-off rate for the residential mortgage loan portfolio, on an annualized basis, was 1.20% for the first quarter of 2009, compared to 1.01% for the fourth quarter of 2008 and .57% for the full–year 2008.

          The home-equity loan portfolio totaled $14.0 billion as of March 31, 2009, a decrease of $410 million from December 31, 2008. As a percentage of loans, home-equity loan nonaccruals were .83% at March 31, 2009, compared to .60% at December 31, 2008. The gross charge-off rate for the home-equity loan portfolio, on an annualized basis, was 1.66% for the first quarter of 2009, compared to .85% for the fourth quarter of 2008 and .71% for the full–year 2008.

Back to Index

ANALYSIS OF RESULTS OF OPERATIONS

          Consolidated net income for the first quarter of 2009 totaled $318 million, a decrease of $111 million, or 25.9%, compared to $429 million earned during the first quarter of 2008. Net income available to common shareholders totaled $271 million, which generated diluted earnings per common share of $.48. Net income available to common shareholders for the first quarter of 2008 totaled $428 million, which generated diluted earnings per common share of $.78. BB&T’s results of operations for the first quarter of 2009 produced an annualized return on average assets of .86% and an annualized return on average common shareholders’ equity of 8.29%, compared to prior year ratios of 1.29% and 13.30%, respectively.

          The following table sets forth selected financial ratios for the last five calendar quarters.

Table 5
Annualized
Profitability Measures

	2009	2008
	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Rate of return on:
Average assets	.86%	.86%	1.05%	1.28%	1.29%
Average common shareholders' equity	8.29	8.47	10.86	13.27	13.30
Net interest margin (taxable equivalent)	3.57	3.47	3.66	3.65	3.54

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2009

Net Interest Income and Net Interest Margin

          Net interest income on an FTE basis was $1.2 billion for the first quarter of 2009 compared to $1.0 billion for the same period in 2008, an increase of $140 million, or 13.5%. For the quarter ended March 31, 2009, average earning assets increased $14.9 billion, or 12.7%, compared to the same period of 2008, while average interest-bearing liabilities increased $10.5 billion, or 10.1%, and the net interest margin increased from 3.54% in the first quarter of 2008 to 3.57% in the current quarter. The improvement in net interest income compared to the first quarter of 2008 was caused by a combination of factors. First, earning asset growth has helped offset the declines in yields due to the rate environment. Second, management has been successful in controlling liability costs by engineering a favorable mix change in both deposit and funding costs. These positives were partially offset by higher levels of nonaccruals that have negatively affected net interest income and the net interest margin.

          The following table sets forth the major components of net interest income and the related annualized yields and rates for the first quarter of 2009 compared to the same period in 2008, as well as the variances between the periods caused by changes in interest rates versus changes in volumes.

Table 6
FTE Net Interest Income and Rate / Volume Analysis
For the Three Months Ended March 31, 2009 and 2008

	Average Balances		Annualized Yield / Rate		Income/Expense		Increase	Change due to
	2009	2008	2009	2008	2009	2008	(Decrease)	Rate	Volume
	(Dollars in millions)
Assets
Securities, at amortized cost (1):
U.S. government-sponsored entities (GSE)	$1,080	$8,354	4.31%	4.69%	$12	$98	$(86)	$(7)	$(79)
Mortgage-backed securities issued by GSE	25,137	9,777	4.69	5.14	295	126	169	(12)	181
States and political subdivisions	2,282	1,413	5.94	6.32	34	22	12	(1)	13
Non-agency mortgage-backed securities	1,543	1,711	5.83	5.81	22	25	(3)	(1)	(2)
Other securities	937	1,275	2.30	6.12	5	19	(14)	(10)	(4)
Trading securities	448	884	2.51	5.89	3	13	(10)	(5)	(5)
Total securities (5)	31,427	23,414	4.73	5.18	371	303	68	(36)	104
Other earning assets (2)	1,180	1,282.74		3.41	2	11	(9)	(8)	(1)
Loans and leases, net of unearned income (1)(3)(4):
Commercial loans and leases	50,630	45,549	4.09	6.47	511	732	(221)	(293)	72
Direct retail loans	15,263	15,639	5.62	6.94	212	270	(58)	(50)	(8)
Sales finance loans	6,342	6,031	6.48	6.72	101	100	1	(4)	5
Revolving credit loans	1,767	1,602	9.89	11.78	43	47	(4)	(8)	4
Mortgage loans	16,759	17,462	5.88	6.04	246	264	(18)	(8)	(10)
Specialized lending	6,490	5,212	12.01	13.37	193	173	20	(19)	39
Total loans and leases held for investment	97,251	91,495	5.43	6.97	1,306	1,586	(280)	(382)	102
Loans held for sale	2,473	1,223	4.77	5.81	30	18	12	(4)	16
Total loans and leases	99,724	92,718	5.42	6.95	1,336	1,604	(268)	(386)	118

Total earning assets	132,331	117,414	5.21	6.56	1,709	1,918	(209)	(430)	221

Non-earning assets	17,545	16,011

Total assets	$149,876	$133,425

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-checking	$2,461	$2,301.35		1.76	2	10	(8)	(9)	1
Other client deposits	40,701	34,851.97		2.11	97	183	(86)	(111)	25
Client certificates of deposit	27,143	27,061	3.13	4.30	209	289	(80)	(79)	(1)
Other interest-bearing deposits	9,801	9,694	1.55	3.38	38	82	(44)	(45)	1

Total interest-bearing deposits	80,106	73,907	1.75	3.07	346	564	(218)	(244)	26
Federal funds purchased, securities sold
under repurchase agreements and
short-term borrowed funds (1)	16,804	10,760.59		3.50	24	94	(70)	(104)	34
Long-term debt	17,436	19,201	3.81	4.73	165	226	(61)	(41)	(20)

Total interest-bearing liabilities	114,346	103,868	1.90	3.42	535	884	(349)	(389)	40

Noninterest-bearing deposits	13,828	12,676
Other liabilities	5,296	3,920
Shareholders' equity	16,406	12,961

Total liabilities and
shareholders' equity	$149,876	$133,425
Average interest rate spread			3.31	3.14
Net interest margin /net interest income			3.57%	3.54%	$1,174	$1,034	$140	$(41)	$181

Taxable equivalent adjustment					$28	$17

(1) Yields are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2) Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, and other earning assets.
(3) Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4) Nonaccrual loans have been included in the average balances.
(5) Includes securities available for sale at amortized cost and trading securities at fair value.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2009

Provision for Credit Losses

          The provision for credit losses totaled $676 million for the first quarter of 2009, compared to $223 million for the first quarter of 2008. The increase in the provision for credit losses was driven primarily by challenges in residential real estate markets with the largest concentration of credit issues occurring in Georgia, Florida, and metro Washington D.C. Net charge-offs have continued to rise as a result of a weak economy and more distress by borrowers.

          Net charge-offs were 1.58% of average loans and leases for the first quarter of 2009 compared to .54% of average loans and leases for the same period in 2008. The allowance for loan and lease losses was 1.94% of loans and leases held for investment and was 1.08x total nonperforming loans and leases at March 31, 2009, compared to 1.19% and 1.44x, respectively, at March 31, 2008.

Noninterest Income

          Noninterest income as a percentage of total revenues has increased in recent years due to BB&T’s emphasis on growing its fee-based businesses. Fee-based service revenues lessen BB&T’s dependence on traditional spread-based interest income and are a relatively stable revenue source during periods of changing interest rates. Noninterest income for the three months ended March 31, 2009 totaled $1.0 billion, compared to $771 million for the same period in 2008, an increase of $260 million, or 33.7%. The growth in noninterest income was driven by net securities gains and record performance from BB&T’s mortgage banking operations.

          Mortgage banking income totaled $188 million in the first quarter of 2009, an increase of $129 million, compared to $59 million earned in the first quarter of 2008. This increase includes the net change in the mortgage servicing rights valuation, which resulted in an increase of $30 million compared to the first quarter of 2008, as a result of the mortgage servicing rights hedge outperforming the decline in the value of the asset. Mortgage banking income for the first quarter of 2008 included certain one-time items associated with the implementation of fair value accounting standards that benefitted results for the prior year by approximately $23 million. Excluding the impact of these items, mortgage banking income increased $122 million compared to the same period last year. The growth in mortgage banking income is primarily attributable to record production revenues from residential mortgage banking operations, including $7.4 billion in mortgage loan originations during the first quarter of 2009.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2009

          The following table provides a breakdown of the various components of mortgage banking income and other statistical information for the first quarters of 2009 and 2008:

Table 7
Mortgage Banking Income and Related Statistical Information

	For the Three Months Ended
	March 31,
Mortgage Banking Income	2009	2008
	(Dollars in millions)

Residential Mortgage Banking:
Residential mortgage production income	$136	$38

Residential Mortgage Servicing:
Residential mortgage servicing fees	41	32

Residential mortgage servicing rights decrease in
fair value due to change in valuation inputs or assumptions	(46)	(84)
Mortgage servicing rights hedging gains	74	82
Net	28	(2)
Realization of expected residential mortgage servicing rights
cash flows	(32)	(23)
Total residential mortgage servicing income	37	7
Total residential mortgage banking income	173	45

Commercial Mortgage Banking:
Commercial mortgage banking revenues	19	17
Amortization of commercial mortgage servicing rights	(4)	(3)
Total commercial mortgage banking income	15	14
Total mortgage banking income	$188	$59

	As of / For the Three Months Ended
	March 31,
Mortgage Banking Statistical Information	2009	2008
	(Dollars in millions)

Residential mortgage originations	$7,414	$4,393
Residential mortgage loans serviced for others	42,429	33,323
Residential mortgage loan sales	5,246	2,647

Commercial mortgage originations	$700	$867
Commercial mortgage loans serviced for others	24,039	21,070

          Insurance commissions, which are BB&T’s largest source of noninterest income, totaled $252 million for the first quarter of 2009, an increase of $40 million, or 18.9%, compared to the same three-month period of 2008. The increase in insurance revenues for the first quarter of 2009 compared to the corresponding period of 2008 was primarily attributable to growth in property and casualty and employee benefit commissions, including the impact from acquisitions completed during 2008.

          Service charges on deposits totaled $156 million for the first quarter of 2009, an increase of $2 million, or 1.3%, compared to the first quarter of 2008. This increase in revenues was primarily attributable to growth from overdraft fees compared to the same periods last year. During the first quarter of 2009, BB&T opened 22,000 net new transaction deposit accounts, which also contributed to the growth in service charges.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2009

          Investment banking and brokerage fees and commissions totaled $82 million for the first quarter of 2009, a decrease of $4 million, or 4.7%, from $86 million earned in the first quarter of 2008. The decrease in fees and commissions during the first quarter was primarily attributable to decreased fees and commissions from retail accounts.

          Securities gains, net of losses and other-than-temporary impairment charges, totaled $150 million for the first quarter of 2009. As previously discussed, during the first quarter of 2009, BB&T sold $12.0 billion in securities available for sale, which produced net securities gains of $186 million. In addition, BB&T recorded $36 million in other-than-temporary impairment losses related to certain debt and equity securities. This compares to $43 million in net securities gains during the first quarter of 2008. There were no other-than-temporary impairment charges during the corresponding period of 2008.

          Other income, including checkcard fees, other nondeposit fees and commissions, trust and investment advisory revenues, bankcard fees and merchant discounts, and income from bank owned life insurance totaled $203 million for the first quarter of 2009, a decrease of $14 million, or 6.5%, compared to the first quarter of 2008. The decrease in 2009 primarily resulted from the $33 million gain recorded in the first quarter of 2008 in connection with BB&T’s ownership interest in Visa, Inc. In addition, trust and investment advisory revenues declined $8 million, or 20.0%, due to lower asset values that are the basis for these revenues. These declines were partially offset by an increase in bank-owned life insurance income as a result of a valuation adjustment of $12 million recorded in the first quarter of 2008 that resulted from a decline in the underlying assets of certain bank-owned life insurance policies.

Noninterest Expense

          Noninterest expenses totaled $1.1 billion for the first quarter of 2009, compared to $935 million for the same period a year ago, an increase of $134 million, or 14.3%.

          Personnel expense, the largest component of noninterest expense, was $600 million for the current quarter compared to $547 million for the same period in 2008, an increase of $53 million, or 9.7%. This increase was primarily attributable to an increase in salaries and wages, including the impact of acquisitions, of $26 million and an increase related to pension expense of $16 million. The increase in pension expense was primarily related to changes in actuarial calculations and declines in asset values.

          Occupancy and equipment expense for the three months ended March 31, 2009 totaled $129 million, compared to $123 million for the first quarter of 2008, representing an increase of $6 million, or 4.9%. The increase for the first quarter of 2009 was primarily related to additional rent in connection with de novo branches, acquisitions and renewals of existing leases.

          Other noninterest expenses, including professional services, regulatory charges, foreclosed property expenses, loan processing expenses and amortization of intangibles, totaled $328 million for the current quarter, an increase of $68 million, or 26.2%, compared to the same period of 2008. The increase was primarily attributable to an increase of $28 million in regulatory charges, $23 million in foreclosed property expense and $16 million in professional services expense compared to the first quarter of 2008. The increase in regulatory charges was

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2009

primarily a result of higher FDIC insurance premiums, while the increases in foreclosed property expense and professional services were caused by increased write-downs and other costs associated with the current credit-related challenges.

Merger-Related and Restructuring Activities

          BB&T has incurred certain merger-related and restructuring expenses. Merger-related and restructuring expenses or credits include severance and personnel-related costs or credits, which typically occur in corporate support and data processing functions, occupancy and equipment charges or credits, which relate to costs or gains associated with lease terminations, obsolete equipment write-offs, and the sale of duplicate facilities and equipment, and other merger-related and restructuring charges or credits, which include expenses necessary to convert and combine the acquired branches and operations of merged companies, direct media advertising related to the acquisitions, asset and supply inventory write-offs, litigation accruals, and other similar charges. Merger-related and restructuring charges during the first quarters of 2009 and 2008 were $12 million and $5 million, respectively.

          At March 31, 2009 and December 31, 2008, there were $23 million and $24 million, respectively, of merger-related and restructuring accruals. In general, a major portion of accrued costs are utilized in conjunction with or immediately following the systems conversion, when most of the duplicate positions are eliminated and the terminated employees begin to receive severance. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger and restructuring accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at March 31, 2009 are expected to be utilized during 2009, unless they relate to specific contracts that expire in later years.

Provision for Income Taxes

          The provision for income taxes totaled $114 million for the first quarter of 2009, a decrease of $87 million compared to the same period of 2008, primarily due to lower pre-tax income. BB&T’s effective income tax rates for the first quarters of 2009 and 2008 were 26.4% and 31.9%, respectively.

          BB&T has extended credit to and invested in the obligations of states and municipalities and their agencies, and has made other investments and loans that produce tax-exempt income. The income generated from these investments, together with certain other transactions that have favorable tax treatment, have reduced BB&T’s overall effective tax rate from the statutory rate in 2009 and 2008. The lower effective tax rate is primarily the result of an increase in tax credits as well as a relatively equal level of tax-exempt income on a lower level of pre-tax income.

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

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2009

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

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2009

           BB&T utilizes a variety of financial instruments to manage various financial risks. These instruments, commonly referred to as derivatives, primarily consist of interest-rate swaps, swaptions, caps, floors, collars, financial forward and futures contracts, when-issued securities and options written and purchased. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. BB&T uses derivatives primarily to manage risk related to securities, business loans, Federal funds purchased, other overnight funding, long-term debt, mortgage servicing rights, mortgage banking operations and certificates of deposit. BB&T also uses derivatives to facilitate transactions on behalf of its clients.

           Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties, and are not a measure of financial risk. As of March 31, 2009, BB&T had derivative financial instruments outstanding with notional amounts totaling $75.6 billion. The estimated net fair value of open contracts was $486 million at March 31, 2009.

          See Note 12 “Derivative Financial Instruments” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to BB&T’s derivative financial instruments.

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

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2009

portfolio of BB&T’s assets, liabilities, and derivatives instruments. The difference in the present value of assets minus the present value of liabilities is defined as the economic value of BB&T’s equity.

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

          The following table shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next twelve months under the “most likely” interest rate scenario incorporated into the Simulation model. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related assets, cash flows and maturities of derivative financial instruments, loan volumes and pricing, deposit sensitivity, customer preferences and capital plans. The resulting change in interest sensitive income reflects the level of sensitivity that interest sensitive income has in relation to changing interest rates.

Table 8-1
Interest Sensitivity Simulation Analysis

Interest Rate Scenario			Annualized Hypothetical
			Percentage Change in

Linear	Prime Rate		Net Interest Income
Change in	March 31,		March 31,
Prime Rate	2009	2008	2009		2008

2.00%	5.25%	7.25%	(.96	) %	(.87	) %
1.00	4.25	6.25	(.99)		(.55)
No Change	3.25	5.25	-		-
(0.25)	3.00	5.00	.29		NA
(1.00)	2.25	4.25	NA		(1.02)
(2.00)	1.25	3.25	NA		(2.29)

          The Market Risk and Liquidity Committee has established parameters measuring interest sensitivity that prescribe a maximum negative impact on net interest income of 2% for the next 12 months for a linear change of 100 basis points over four months followed by a flat interest rate scenario for the remaining eight month period, and a maximum negative impact of 4% for a linear change of 200 basis points over eight months followed by a flat interest rate scenario for the remaining four month period. Management only modeled a negative 25 basis point decline in the current period, because larger declines would have resulted in a Federal funds rate of less than zero.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2009

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

Table 8-2
Economic Value of Equity ("EVE") Simulation Analysis

			Hypothetical Percentage
	EVE/Assets		Change in EVE
Change in	March 31,		March 31,
Rates	2009	2008	2009	2008

2.00%	9.1%	5.6%	9.7%	(7.1	) %
1.00	8.8	5.9	6.1	(1.9)
No Change	8.3	6.0	-	-
(0.25)	8.1	NA	(2.1)	NA
(1.00)	NA	5.8	NA	(4.3)
(2.00)	NA	5.1	NA	(16.0)

Contractual Obligations, Commitments, Contingent Liabilities, Off-Balance Sheet Arrangements and Related Party Transactions

           BB&T utilizes a variety of financial instruments to meet the financial needs of its clients and reduce exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, options written, standby letters of credit and other financial guarantees, interest-rate caps, floors and collars, interest-rate swaps, swaptions, when-issued securities and forward and futures contracts. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2008 for discussion with respect to BB&T’s quantitative and qualitative disclosures about its fixed and determinable contractual obligations. Additional disclosures about BB&T’s contractual obligations, commitments and derivative financial instruments are included in Note 6 “Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements” and Note 12 “Fair Value Disclosures” in the “Notes to the Consolidated Financial Statements.” Other items disclosed in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2008 have not materially changed since that report was filed.

Back to Index

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2009

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

          While nonrecurring events or management decisions may result in the Corporation temporarily falling below its minimum guidelines for one or more of these ratios, it is management’s intent through capital planning to return to these targeted minimums within a reasonable period of time. Such temporary decreases below these minimums are acceptable provided the Corporation, Branch Bank and BB&T FSB remain “well-capitalized.”

          Financial holding companies and their bank subsidiaries are subject to regulatory requirements with respect to risk-based capital adequacy. Capital adequacy is an important indicator of financial stability and performance. Risk-based capital ratios measure capital as a percentage of a combination of risk-weighted balance sheet and off-balance sheet risk. The risk-weighted values of both balance sheet and off-balance sheet items are determined in accordance with risk factors specified by federal bank regulatory pronouncements. As of March 31, 2009, federal bank regulators did not prescribe measures of tangible capital and, therefore, these measures were considered non-GAAP. BB&T measures tangible equity and tangible assets based on the regulatory Tier 1 definition. This is calculated as total shareholders’ equity less intangible assets, net of deferred taxes, adjusted for regulatory other comprehensive income items. Tangible common equity also excludes preferred stock. BB&T’s management uses these measures to assess the quality of capital and believes that investors may find them useful in their analysis of the Corporation. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies. Please refer to the section titled “Capital” in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2008, for additional information with regard to BB&T’s capital requirements.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2009

          BB&T’s regulatory and tangible capital ratios for the last five calendar quarters are set forth in the following table. The increase in BB&T’s regulatory capital in the fourth quarter of 2008 was largely due to the U.S. Treasury’s preferred stock investment.

Table 9
Capital Ratios

	2009		2008
	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
	(Dollars in millions, shares in thousands)
Risk-based (1):
Tier 1	12.1%	12.3%	9.4%	8.9%	9.0%
Total	17.1	17.4	14.4	14.0	14.1
Tier 1 leverage	9.4	9.9	7.6	7.2	7.3
Non-GAAP Capital Information
Tangible common equity (2)	5.7	5.3	5.9	5.7	5.7
Tangible common equity
to risk-weighted assets (2)(3)	7.1	7.1	7.3	7.2	7.1

Calculations of tangible equity and tangible assets
and related measures
Total shareholders' equity	$16,182	$16,081	$12,980	$12,838	$12,875
Intangible assets, net of deferred taxes (4)	(5,868)	(5,873)	(5,704)	(5,670)	(5,570)
After-tax regulatory adjustments for AOCI	664	708	449	309	93
Tangible equity	$10,978	$10,916	$7,725	$7,477	$7,398

Total assets	$143,425	$152,015	$137,041	$136,465	$136,417
Intangible assets, net of deferred taxes (4)	(5,868)	(5,873)	(5,847)	(5,811)	(5,700)
Pre-tax regulatory adjustments for AOCI	923	925	666	520	144
Tangible assets	$138,480	$147,067	$131,860	$131,174	$130,861

Tangible equity as a percentage of tangible assets	7.9%	7.4%	5.9%	5.7%	5.7%

Tangible equity	$10,978	$10,916	$7,725	$7,477	$7,398
Preferred stock	(3,085)	(3,082)	-	-	-
Tangible common equity	$7,893	$7,834	$7,725	$7,477	$7,398

Tangible assets	$138,480	$147,067	$131,860	$131,174	$130,861
Total risk-weighted assets (1)(3)	111,620	109,757	106,097	104,455	103,546
Tangible common equity as a percentage of:
Tangible assets	5.7%	5.3%	5.9%	5.7%	5.7%
Risk-weighted assets	7.1	7.1	7.3	7.2	7.1

Tangible equity	$10,978	$10,916	$7,725	$7,477	$7,398
Preferred stock	(3,085)	(3,082)	-	-	-
Noncontrolling interest	(45)	(44)	(45)	(38)	(33)
Total tangible equity available to common shareholders	$7,848	$7,790	$7,680	$7,439	$7,365

Outstanding shares at end of period	560,563	559,248	552,259	546,928	546,799

Tangible book value per common share	$14.00	$13.93	$13.91	$13.60	$13.47

(1)	Current quarter regulatory capital information is preliminary.
(2)	Tangible common equity and assets are based on regulatory Tier 1 capital definition.
(3)	Risk-weighted assets are determined based on regulatory capital requirements. Under the regulatory framework for determining risk-weighted assets, each asset class is assigned a risk-weighting of 0%, 20%, 50% or 100% based on the underlying risk of the specific asset class. In additon, off balance sheet exposures are first converted to a balance sheet equivalent amount and subsequently assigned to one of the four risk-weightings.
(4)	Prior to December 2008, BB&T had a net deferred tax liability.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2009

          On April 22, 2009, Moody’s Investors Service (“Moody’s”) announced a downgrading of BB&T’s long-term ratings by one notch, from “Aa3” to “A1”, and a downgrading of the financial strength rating of Branch Bank and BB&T FSB from “B+” to “B”. Moody’s confirmed a “negative” outlook on BB&T’s investment-grade ratings. The ratings downgrade was based upon concerns related to the Corporation’s real estate portfolio in light of the weak housing market and broader economic turmoil. In addition, on March 17, 2009, Standard and Poor's changed the ratings outlook of BB&T from stable to negative outlook and further revised the ratings outlook to negative watch on May 4, 2009. Standard and Poor's actions were part of an industry wide review.

     Share Repurchase Activity

         BB&T has periodically repurchased shares of its own common stock. In accordance with North Carolina law, repurchased shares cannot be held as treasury stock, but revert to the status of authorized and unissued shares upon repurchase.

          On June 27, 2006, BB&T’s Board of Directors granted authority under a plan (the “2006 Plan”) for the repurchase of up to 50 million shares of BB&T’s common stock as needed for general corporate purposes. The 2006 Plan also authorizes the repurchase of the remaining shares from the previous authorization. The 2006 Plan remains in effect until all the authorized shares are repurchased unless modified by the Board of Directors. No shares were repurchased in connection with the 2006 Plan during the first quarter of 2009. In connection with the sale of preferred stock to the U.S. Treasury, BB&T is restricted from repurchasing shares of its common stock, except for shares repurchased in connection with employee benefit plans based on normal past practices, for three years or until the preferred stock has been repaid.

Table 10
Share Repurchase Activity

	2009
				Maximum Remaining
				Number of Shares
	Total	Average	Total Shares Purchased	Available for Repurchase
	Shares	Price Paid	Pursuant to	Pursuant to
	Repurchased (1)	Per Share (2)	Publicly-Announced Plan	Publicly-Announced Plan
	(Shares in Thousands)
January 1-31	2	$27.00	-	44,139
February 1-28	2	19.37	-	44,139
March 1-31	9	19.18	-	44,139
Total	13	$20.29	-	44,139

(1)	Repurchases reflect shares exchanged or surrendered in connection with the exercise of equity-based awards under BB&T's equity-based compensation plans.
(2)	Excludes commissions.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2009

SEGMENT RESULTS

           BB&T’s operations are divided into seven reportable business segments: the Banking Network, Residential Mortgage Banking, Sales Finance, Specialized Lending, Insurance Services, Financial Services and Treasury. These operating segments have been identified based primarily on BB&T’s organizational structure. See Note 13 “Operating Segments” in the “Notes to the Consolidated Financial Statements” contained herein for additional disclosures related to BB&T’s reportable business segments. Fluctuations in noninterest income and noninterest expense incurred directly by the operating segments are more fully described in the sections titled “Noninterest Income” and “Noninterest Expense” of this discussion and analysis. The following table reflects the net income (loss) for each of BB&T’s operating segments for the three month periods ended March 31, 2009 and 2008, respectively.

Table 11
BB&T Corporation
Net Income by Reportable Segments

	For the Three Months Ended
	March 31, 2009	March 31, 2008
	(Dollars in millions)

Banking Network	$293	$311
Residential Mortgage Banking	104	36
Sales Finance	3	8
Specialized Lending	(5)	2
Insurance Services	27	19
Financial Services	29	21
Treasury	64	70
All Other Segments	(7)	-
Parent/Reconciling Items	(190)	(38)
BB&T Corporation	$318	$429

          The $68 million increase in net income attributable to the Residential Mortgage Banking segment was due to record residential mortgage production revenues. Residential mortgage production revenues for the current quarter increased $98 million compared to the first quarter of 2008. In addition, the residential mortgage segment benefitted from improved hedge performance of mortgage servicing assets, which contributed to a $30 million increase in pre-tax income for the segment. The declines in net income attributable to the Banking Network, Sales Finance and Specialized Lending segments was primarily caused by higher provisions for credit losses. The $152 million decrease related to Parent/Reconciling Items is largely due to the difference between the provision for credit losses that is recorded under generally accepted accounting principles and the provision for credit losses that is allocated to the business units. In addition, net securities gains for the first quarter of 2009 are reflected within the Parent/Reconciling Items.

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

Back to Index

Item 1A. Risk Factors

          There have been no material changes from the risk factors disclosed in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2008. In addition to the risk factors in BB&T's Annual Report on Form 10-K, the following supplemental risk factors should be carefully considered. These risks could materially affect BB&T's business, financial condition or future results, and are not the only risks BB&T faces. Additional risks and uncertainties not currently known to BB&T or that management has deemed to be immaterial also may materially adversely affect BB&T's business, financial condition, and/or operating results.

The impact of Federal bank regulatory agencies assessment of BB&T’s capital under the Supervisory Capital Assessment Program is uncertain.

          The Board of Governors of the Federal Reserve System, the Federal Reserve Banks, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency commenced a review, called the Supervisory Capital Assessment Program (“SCAP”) of the capital needs of the 19 largest U.S. bank holding companies, which includes BB&T. Based on this review, an assessment was made as to the extent to which each such bank holding company may need to augment its capital, whether through additional capital or a change in the composition of its capital, in order to establish a buffer against a recession that is longer and more severe than consensus expectations and higher than expected losses, thereby allowing each such bank holding company to be able to lend to creditworthy borrowers should such losses materialize. BB&T, like all bank holding companies participating in the SCAP review process, was subject to broad confidentiality requirements that prohibited it from disclosing information regarding the SCAP review and any information it may have received relating to any initial assessments of its capital. On May 7, 2009 the Board of Governors of the Federal Reserve System announced the results of the final SCAP assessments for the 19 largest U.S. bank holding companies, including BB&T.  The SCAP assessment for BB&T indicated that BB&T did not need to raise additional capital.  It is uncertain what impact, if any, this assessment will have on BB&T’s operations, results or stock price.

BB&T may reduce the dividends on common stock.

          Although BB&T has historically paid a quarterly cash dividend to the holders of its common stock, holders of common stock are not entitled to receive dividends. Downturns in the domestic and global economies, including during the past year or more, could cause BB&T’s board of directors to consider, among other things, the reduction of dividends paid on its common stock. Additionally, BB&T’s board of directors could choose to reduce the dividend on its common stock to provide additional funds to repurchase the preferred stock and associated warrants BB&T issued to the U.S. Department of the Treasury as part of its Capital Purchase Program.

Back to Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          (c) Please refer to “Share Repurchase Activity” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section herein.

Back to Index

Item 6. Exhibits

10.1	Form of Restricted Stock Unit Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan.

11	Statement re: Computation of Earnings Per Share.

12	Statement re: Computation of Ratios.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Back to Index

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BB&T CORPORATION
(Registrant)

Date:	May 8, 2009	By: /s/ Daryl N. Bible
Daryl N. Bible, Senior Executive Vice
President and Chief Financial Officer
(Principal Financial Officer)
Date:	May 8, 2009	By: /s/ Edward D. Vest
Edward D. Vest, Executive Vice President
and Corporate Controller
(Principal Accounting Officer)

Back to Index

EXHIBIT INDEX

Exhibit	Description	Location
No.

10.1	Form of Restricted Stock Unit Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan.	Filed herewith.

11	Statement re: Computation of Earnings Per Share.	Filed herewith as Note 8.

12	Statement re: Computation of Ratios.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

Back to Index