Form 10-Q
period 2009-06-30
BB&T CORP
filed 2009-08-10
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
 of the Securities Exchange Act of 1934

For the quarterly period ended:

June 30, 2009

Commission file number: 1-10853

BB&T CORPORATION
(Exact name of registrant as specified in its charter)

North Carolina	56-0939887
(State of Incorporation)	(I.R.S. Employer Identification No.)

200 West Second Street
Winston-Salem, North Carolina	27101
(Address of Principal Executive Offices)	(Zip Code)

(336) 733-2000
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☐ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

At July 31, 2009, 648,138,236 shares of the Registrant's common stock, $5 par value, were outstanding.

BB&T CORPORATION
FORM 10-Q
June 30, 2009

Item 1. Financial Statements

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share data, shares in thousands)

	June 30,	December 31,
	2009	2008

Assets
Cash and due from banks	$1,571	$1,639
Interest-bearing deposits with banks	416	751
Federal funds sold and securities purchased under resale agreements
or similar arrangements	247	350
Segregated cash due from banks	267	379
Trading securities at fair value	522	376
Securities available for sale at fair value	31,033	32,843
Loans held for sale ($3,974 and $1,396 at fair value at June 30, 2009 and	3,982	1,424
December 31, 2008, respectively)
Loans and leases	96,352	97,245
Allowance for loan and lease losses	(2,110)	(1,574)
Loans and leases, net of allowance for loan and lease losses	94,242	95,671

Premises and equipment	1,577	1,580
Goodwill	5,491	5,483
Core deposit and other intangible assets	497	542
Residential mortgage servicing rights at fair value	615	370
Other assets	11,938	10,607
Total assets	$152,398	$152,015

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing deposits	$16,054	$13,649
Interest checking	3,181	2,576
Other client deposits	43,632	39,413
Client certificates of deposit	25,472	27,937
Other interest-bearing deposits	13,825	15,038
Total deposits	102,164	98,613
Federal funds purchased, securities sold under repurchase agreements
and short-term borrowed funds	12,631	10,788
Long-term debt	18,110	18,032
Accounts payable and other liabilities	4,701	8,501
Total liabilities	137,606	135,934
Commitments and contingencies (Note 6)
Shareholders' equity:
Preferred stock, liquidation preference of $1,000,000 per share	-	3,082
Common stock, $5 par	3,240	2,796
Additional paid-in capital	4,828	3,510
Retained earnings	7,409	7,381
Accumulated other comprehensive loss, net of deferred income
taxes of $(441) at June 30, 2009 and $(438) at December 31, 2008	(730)	(732)
Noncontrolling interest	45	44
Total shareholders' equity	14,792	16,081
Total liabilities and shareholders' equity	$152,398	$152,015

Common shares outstanding	648,068	559,248
Common shares authorized	1,000,000	1,000,000
Preferred shares outstanding	-	3
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in millions, except per share data, shares in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest Income
Interest and fees on loans and leases	$1,336	$1,501	$2,658	$3,096
Interest and dividends on securities	302	283	657	572
Interest on short-term investments	2	6	4	17
Total interest income	1,640	1,790	3,319	3,685

Interest Expense
Interest on deposits	320	455	666	1,019
Interest on federal funds purchased, securities sold under
repurchase agreements and short-term borrowed funds	17	59	40	147
Interest on long-term debt	165	208	329	434
Total interest expense	502	722	1,035	1,600

Net Interest Income	1,138	1,068	2,284	2,085
Provision for credit losses	701	330	1,377	553

Net Interest Income After Provision for Credit Losses	437	738	907	1,532
Noninterest Income
Insurance income	281	237	533	449
Service charges on deposits	168	172	324	326
Investment banking and brokerage fees and commissions	92	88	174	174
Mortgage banking income	184	57	372	116
Checkcard fees	57	53	106	99
Other nondeposit fees and commissions	53	47	106	93
Trust and investment advisory revenues	33	38	65	78
Bankcard fees and merchant discounts	39	39	74	75
Income from bank-owned life insurance	25	25	48	38
Other income	42	61	53	97
Securities gains (losses), net
Realized gains (losses), net	20	10	206	53
Other-than-temporary impairments	(78)	-	(114)	-
Less non-credit portion recognized in other comprehensive income	77	-	77	-
Total securities gains (losses), net	19	10	169	53
Total noninterest income	993	827	2,024	1,598
Noninterest Expense
Personnel expense	623	565	1,223	1,112
Occupancy and equipment expense	128	124	257	247
Professional services	64	48	117	85
Foreclosed property expense	60	17	96	30
Regulatory charges	106	4	139	9
Loan processing expenses	34	33	63	64
Amortization of intangibles	24	25	49	52
Merger-related and restructuring charges, net	(1)	1	11	6
Other expenses	143	142	295	289
Total noninterest expense	1,181	959	2,250	1,894
Earnings
Income before income taxes	249	606	681	1,236
Provision for income taxes	41	175	155	376
Net income	208	431	526	860
Noncontrolling interest	4	3	10	4
Dividends and accretion on preferred stock	83	-	124	-
Net income available to common shareholders	$121	$428	$392	$856

Earnings Per Common Share
Basic	$.20	$.78	$.67	$1.57
Diluted	$.20	$.78	$.67	$1.56
Cash dividends paid	$.47	$.46	$.94	$.92

Weighted Average Shares Outstanding
Basic	602,726	546,628	581,382	546,421
Diluted	608,797	549,758	586,256	549,344

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)
(Dollars in millions, except per share data, shares in thousands)

						Accumulated
	Shares of			Additional		Other		Total
	Common	Preferred	Common	Paid-In	Retained	Comprehensive	Noncontrolling	Shareholders'
	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Interest	Equity
Balance, January 1, 2008	545,955	$-	$2,730	$3,087	$6,919	$(104)	$32	$12,664
Add (Deduct):
Comprehensive income (loss):
Net income	-	-	-	-	856	-	4	860
Unrealized holding gains (losses) arising during the period
on securities available for sale, net of tax of $(128)	-	-	-	-	-	(213)	-	(213)
Reclassification adjustment for losses (gains)
on securities available for sale included in net
income, net of tax of $(20)	-	-	-	-	-	(33)	-	(33)
Change in unrealized gains (losses) on securities, net of tax	-	-	-	-	-	(246)	-	(246)
Change in unrecognized gains (losses) on cash flow hedges,
net of tax of $14	-	-	-	-	-	13	-	13
Change in pension and postretirement liability, net of tax	-	-	-	-	-	(2)	-	(2)
Total comprehensive income (loss)	-	-	-	-	856	(235)	4	625

Common stock issued:
In connection with stock option exercises
and other employee benefits, net of cancellations	959	-	5	21	-	-	-	26
In connection with dividend reinvestment plan	14		-	-	-	-	-	-
Cash dividends declared on common stock, $.93 per share	-	-	-	-	(509)	-	-	(509)
Cumulative effect of adoption of EITF 06-4 and EITF 06-10	-	-	-	-	(8)	-	-	(8)
Equity-based compensation expense	-	-	-	38	-	-	-	38
Other, net	-	-	-	-	-	-	2	2
Balance, June 30, 2008	546,928	$-	$2,735	$3,146	$7,258	$(339)	$38	$12,838

Balance, January 1, 2009	559,248	$3,082	$2,796	$3,510	$7,381	$(732)	$44	$16,081
Add (Deduct):
Comprehensive income (loss):
Net income	-	-	-	-	516	-	10	526
Unrealized holding gains (losses) arising during the period
on securities available for sale, net of tax of $(104)	-	-	-	-	-	(165)	-	(165)
Reclassification adjustment for losses (gains)
on securities available for sale included in net
income, net of tax of $64	-	-	-	-	-	105	-	105

Change in unrealized gains (losses) on securities, net of tax	-	-	-	-	-	(60)	-	(60)

Change in unrecognized gains (losses) on cash flow hedges,
net of tax of $28	-	-	-	-	-	44	-	44

Change in pension and postretirement liability, net of tax of $11	-	-	-	-	-	17	-	17

Foreign currency translation adjustment, net of tax of $(2)	-	-	-	-	-	1	-	1

Total comprehensive income (loss)	-	-	-	-	516	2	10	528

Common stock issued:
In purchase acquisitions	96	-	1	1	-	-	-	2
In connection with stock option exercises
and other employee benefits, net of cancellations	100	-	-	-	-	-	-	-
In connection with dividend reinvestment plan	2,374	-	12	38	-	-	-	50
In common stock offering	86,250	-	431	1,242	-	-	-	1,673
Redemption of preferred stock	-	(3,134)	-	-	-	-	-	(3,134)
Cash dividends declared on common stock, $.62 per share	-	-	-	-	(363)	-	-	(363)
Cash dividends accrued on preferred stock	-	-	-	-	(73)	-	-	(73)
Equity-based compensation expense	-	-	-	36	-	-	-	36
Other, net	-	52	-	1	(52)	-	(9)	(8)
Balance, June 30, 2009	648,068	$-	$3,240	$4,828	$7,409	$(730)	$45	$14,792

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(Dollars in millions)

	For the Six Months Ended
	June 30,
	2009	2008
Cash Flows From Operating Activities:
Net income	$526	$860
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	1,377	553
Depreciation	109	93
Amortization of intangibles	49	52
Equity-based compensation	36	38
Discount accretion and premium amortization on long-term debt, net	33	51
Gain on sales of securities, net	(169)	(53)
Net (increase) decrease in trading securities	(146)	495
Net increase in loans held for sale	(2,534)	(687)
Net increase in other assets	(1,212)	(568)
Net (decrease) increase in accounts payable and other liabilities	(3,576)	268
Decrease in segregated cash due from banks	112	12
Other, net	58	(59)
Net cash (used in) provided by operating activities	(5,337)	1,055

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	13,628	5,236
Proceeds from maturities, calls and paydowns of securities available for sale	4,492	3,089
Purchases of securities available for sale	(16,350)	(8,910)
Originations and purchases of loans and leases, net of principal collected	(117)	(3,832)
Net cash paid in business combinations	(700)	(146)
Proceeds from disposals of premises and equipment	3	2
Purchases of premises and equipment	(82)	(107)
Proceeds from sales of foreclosed property or other real estate held for sale	151	61
Other, net	-	95
Net cash provided by (used in) investing activities	1,025	(4,512)

Cash Flows From Financing Activities:
Net increase in deposits	3,565	1,448
Net increase in federal funds purchased, securities sold under repurchase agreements
and short-term borrowed funds	1,843	170
Proceeds from issuance of long-term debt	1,111	3,385
Repayment of long-term debt	(684)	(1,539)
Net proceeds from common stock issued	1,723	26
Retirement of preferred stock	(3,134)	-
Cash dividends paid on common stock	(526)	(503)
Cash dividends paid on preferred stock	(93)	-
Other, net	1	(4)
Net cash provided by financing activities	3,806	2,983

Net Decrease in Cash and Cash Equivalents	(506)	(474)
Cash and Cash Equivalents at Beginning of Period	2,740	3,117
Cash and Cash Equivalents at End of Period	$2,234	$2,643

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
Interest	$1,032	$1,650
Income taxes	393	528
Noncash investing and financing activities:
Transfers of loans to foreclosed property	831	160

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2009

NOTE 1. Basis of Presentation

     General

          In the opinion of management, the accompanying unaudited Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders’ Equity, and Consolidated Statements of Cash Flows of BB&T Corporation and subsidiaries (referred to herein as “BB&T”, “the Corporation” or “the Company”), are fair statements of BB&T’s financial position at June 30, 2009 and December 31, 2008, BB&T’s results of operations for the three and six month periods ended June 30, 2009 and June 30, 2008, and BB&T’s changes in shareholders’ equity and cash flows for the six month periods ended June 30, 2009 and 2008. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the consolidated financial position and consolidated results of operations have been made. Management has evaluated the effect subsequent events would have on the consolidated financial statements through the time these consolidated financial statements were filed with the Securities and Exchange Commission on August 10, 2009.

          These consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the financial statements and footnotes included in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2008 should be referred to in connection with these unaudited interim consolidated financial statements.

     Nature of Operations

          BB&T is a financial holding company headquartered in Winston-Salem, North Carolina. BB&T conducts operations through its North Carolina chartered commercial bank subsidiary, Branch Banking and Trust Company (“Branch Bank”), a federally chartered thrift institution, BB&T Financial, FSB (“BB&T FSB”) and its nonbank subsidiaries. Branch Bank has offices in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Tennessee, Kentucky, Florida, Alabama, Indiana and Washington, D.C. Branch Bank provides a wide range of banking services to individuals and businesses, and offers a variety of loans to businesses and consumers. Such loans are made primarily to individuals residing in the market areas described above or to businesses located within BB&T’s geographic footprint. Branch Bank also markets a wide range of deposit services to individuals and businesses. Branch Bank offers, either directly, or through its subsidiaries, lease financing to businesses and municipal governments; factoring; discount brokerage services, annuities and mutual funds; life insurance, property and casualty insurance, health insurance and commercial general liability insurance on an agency basis and through a wholesale insurance brokerage operation; insurance premium financing; permanent financing arrangements for commercial real estate; loan servicing for third-party investors; direct consumer finance loans to individuals; and trust and comprehensive wealth advisory services. BB&T FSB and the direct nonbank subsidiaries of BB&T provide a variety of financial services including credit card lending, automobile lending, equipment financing, full-service securities brokerage, payroll processing, asset management and capital markets services.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2009

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

          BB&T has investments in certain entities for which BB&T does not have the controlling interest. For these investments, the Company records its interest using the equity method with its portion of income or loss being recorded in other noninterest income in the Consolidated Statements of Income. BB&T periodically evaluates these investments for impairment.

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

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2009

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

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2009

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

          In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP FAS 132(R)-1”). The objectives of FSP FAS 132(R)-1 are to provide users of the financial statements with more detailed information related to the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, as well as how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. The disclosures about plan assets required by FSP FAS 132(R)-1 will be effective for BB&T on December 31, 2009.

          In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP FAS 157-4 amends SFAS No. 157 to require additional disclosures of valuation inputs and techniques in interim periods and defines the major security types that are required to be disclosed. FSP FAS 157-4 was effective for BB&T on April 1, 2009. The additional disclosures required by FSP FAS 157-4 are included in Note 11 to these consolidated financial statements.

          In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 was effective for BB&T on April 1, 2009. BB&T did not have any cumulative effect adjustment related to the adoption of FSP FAS 115-2 and FAS 124-2. The additional disclosures required by the standard are included in the consolidated statements of income and in Note 3 to these consolidated financial statements.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2009

          In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim periods, as well as in annual periods. The additional disclosures required by FSP FAS 107-1 and APB 28-1 are included in Note 11 to these consolidated financial statements.

          In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (“SFAS No. 165”). SFAS No. 165 provides guidance on management’s assessment of subsequent events that occur after the balance sheet date through the date that the financial statements are issued. The guidance contained in SFAS No. 165 is generally consistent with current accounting practice. In addition, SFAS No. 165 requires certain additional disclosures. SFAS No. 165 was effective for periods ending after June 15, 2009 and had no impact on BB&T’s consolidated financial statements.

          In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No. 140,” (“SFAS No. 166”). The objective of SFAS No. 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. SFAS No. 166 is effective for financial asset transfers occurring after December 31, 2009. BB&T is currently evaluating the provisions of SFAS No. 166.

          In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS No. 167”). The objective of this Statement is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of January 1, 2010. BB&T is currently evaluating the provisions of SFAS No. 167.

          In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (“SFAS No. 168”). SFAS No. 168 states that the FASB Accounting Standards Codification TM will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2009

NOTE 2. Business Combinations and Intangible Assets

     Acquisitions

          During the first six months of 2009, BB&T acquired certain assets of an insurance premium financing business. Approximately $8 million of goodwill and $6 million of identifiable intangibles were recorded in connection with this transaction.

     Goodwill and Other Intangible Assets

          The changes in the carrying amount of goodwill attributable to each of BB&T’s operating segments for the six months ended June 30, 2009, are as follows:

	Goodwill Activity by Operating Segment
		Residential
	Banking	Mortgage	Sales	Specialized	Insurance	Financial	All
	Network	Banking	Finance	Lending	Services	Services	Other	Total
	(Dollars in millions)

Balance,
January 1, 2009	$4,038	$7	$93	$98	$1,029	$192	$26	$5,483

Acquisitions	-	-	-	8	-	-	-	8
Other
adjustments	(2)	-	-	2	-	-	-	-
Balance,
June 30, 2009	$4,036	$7	$93	$108	$1,029	$192	$26	$5,491

          The following table presents the gross carrying amounts and accumulated amortization for BB&T’s identifiable intangible assets subject to amortization at the dates presented:

	Identifiable Intangible Assets
	As of June 30, 2009			As of December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Dollars in millions)
Identifiable intangible assets
Core deposit intangibles	$457	$(341)	$116	$457	$(325)	$132
Other (1)	723	(342)	381	719	(309)	410
Totals	$1,180	$(683)	$497	$1,176	$(634)	$542

(1) Other identifiable intangibles are primarily customer relationship intangibles.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2009

NOTE 3. Securities

          The amortized cost and approximate fair values of securities available for sale were as follows:

	June 30, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(Dollars in millions)
Securities available for sale:
U.S. government-sponsored entities (GSE)	$1,374	$6	$1	$1,379
Mortgage-backed securities issued by GSE	25,763	236	304	25,695
States and political subdivisions	2,286	18	170	2,134
Non-agency mortgage-backed securities	1,451	-	403	1,048
Equity and other securities	776	9	8	777
Total securities available for sale	$31,650	$269	$886	$31,033

		December 31, 2008
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(Dollars in millions)
Securities available for sale:
U.S. government-sponsored entities (GSE)	$1,320	$13	$-	$1,333
Mortgage-backed securities issued by GSE	27,117	338	25	27,430
States and political subdivisions	2,413	8	344	2,077
Non-agency mortgage-backed securities	1,573	-	475	1,098
Equity and other securities	937	2	34	905
Total securities available for sale	$33,360	$361	$878	$32,843

          At June 30, 2009 and December 31, 2008, securities with carrying value of approximately $15.0 billion and $16.1 billion were pledged to secure municipal deposits, securities sold under agreements to repurchase, other borrowings, and for other purposes as required or permitted by law.

          BB&T had certain investments in marketable debt securities and mortgage-backed securities issued by Fannie Mae and Freddie Mac that exceeded ten percent of shareholders’ equity at June 30, 2009. The Fannie Mae investments had total amortized cost and market values of $18.4 billion at June 30, 2009, while Freddie Mac investments had total amortized cost and market values of $7.6 billion.

          At June 30, 2009, non-agency mortgage-backed securities primarily consisted of residential mortgage-backed securities. Equity securities include investments in stock issued by the FHLB of Atlanta. At June 30, 2009 and December 31, 2008, BB&T held $480 million and $479 million, respectively, of investments in FHLB stock.

          Proceeds from sales of securities available for sale during the first six months of 2009 and 2008 were $13.6 billion and $5.2 billion, respectively. Gross gains of $206 million were realized in 2009 and $62 million of gross gains and $9 million of gross losses were realized in 2008.

          The amortized cost and estimated fair value of the debt securities portfolio at June 30, 2009, by contractual maturity, are shown in the accompanying table. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2009

the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted average contractual maturities of underlying collateral.

	June 30, 2009
	Available for Sale
	Amortized	Fair
	Cost	Value
	(Dollars in millions)
Debt Securities:
Due in one year or less	$206	$208
Due after one year through five years	463	469
Due after five years through ten years	2,714	2,744
Due after ten years	27,596	26,939
Total debt securities	30,979	30,360
Total equity securities	671	673
Total securities	$31,650	$31,033

          The following tables reflect the gross unrealized losses and fair values of BB&T’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates presented.

	June 30, 2009
	Less than 12 months		12 months or more		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in millions)
Securities:
U.S. government-sponsored entities (GSE)	$977	$1	$-	$-	$977	$1
Mortgage-backed securities issued by GSE	16,821	294	678	10	17,499	304
States and political subdivisions	372	29	867	141	1,239	170
Non-agency mortgage-backed securities	202	88	846	315	1,048	403
Equity and other securities	37	7	44	1	81	8
Total temporarily impaired securities	$18,409	$419	$2,435	$467	$20,844	$886

	December 31, 2008
	Less than 12 months		12 months or more		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in millions)
Securities:
Mortgage-backed securities issued by GSE	$4,388	$24	$191	$1	$4,579	$25
States and political subdivisions	1,174	174	328	170	1,502	344
Non-agency mortgage-backed securities	629	235	469	240	1,098	475
Equity and other securities	159	33	20	1	179	34
Total temporarily impaired securities	$6,350	$466	$1,008	$412	$7,358	$878

          BB&T periodically evaluates available-for-sale securities for other-than-temporary impairment. Based on its evaluations during the first quarter of 2009, BB&T recorded $36 million of other-than-temporary impairments related to certain debt and equity securities. During the second quarter of 2009, the Company also recorded total other-than-temporary impairment of $1 million related to two non-agency mortgage-backed securities, which represents the estimated credit losses evident in these securities. The total unrealized loss related

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2009

to these two non-agency mortgage-backed securities was $78 million, of which $77 million was recognized as a component of other comprehensive income.

          On June 30, 2009, BB&T held certain investment securities having continuous unrealized loss positions for more than 12 months. As of June 30, 2009, the unrealized losses on these securities totaled $467 million. Substantially all of these losses were in non-agency mortgage-backed and municipal securities. At June 30, 2009, all of the available-for-sale debt securities were investment grade with the exception of three municipal bonds with a book value of $11 million and ten non-agency mortgage-backed securities, with a book value of $793 million. All of the non-investment grade securities referenced above were initially investment grade and have been downgraded since purchase. BB&T evaluated all of its debt securities for credit impairment. During the second quarter of 2009, BB&T determined that two of the non-agency mortgage-backed securities, with a book value of $228 million, had credit losses evident and recorded other-than-temporary impairment. As of June 30, 2009, BB&T’s evaluation of the other securities with continuous unrealized losses indicated that there were no credit losses evident. Furthermore, BB&T does not intend to sell and it is more likely than not that the Company will not be required to sell these debt securities before the anticipated recovery of the amortized cost basis. See the “Summary Analysis Supporting Conclusions” section below for further details regarding BB&T’s below investment grade securities with significant unrealized losses.

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

               Factors considered in determining whether a loss is temporary include:

•	The financial condition and near–term prospects of the issuer, including any specific events that may influence the operations of the issuer;

•	BB&T’s intent to sell and whether it is more likely than not that the Company will be required to sell these debt securities before the anticipated recovery of the amortized cost basis;

•	The length of the time and the extent to which the market value has been less than cost;

•	Whether the decline in fair value is attributable to specific conditions, such as conditions in an industry or in a geographic area;

•	Whether a debt security has been downgraded by a rating agency;

•	Whether the financial condition of the issuer has deteriorated;

•	The seniority of the security;

•	Whether dividends have been reduced or eliminated, or scheduled interest payments on debt securities have not been made; and

•	Any other relevant available information.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2009

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

          Management reviews the result of the cash flow model, internal credit analysis and other market observable information in its estimation of possible future credit losses. If management does not expect to recover the entire amortized cost basis of a mortgage-backed security, the Company records other-than-temporary impairment equal to the amount of expected credit losses in the mortgage-backed security.

          Where a mortgage-backed security is not deemed to be credit impaired, management performs additional analysis to assess whether it intends to sell and it is more likely than not that the Company will be required to sell these debt securities before anticipated recovery of the amortized cost basis. In making this determination, BB&T considers its expected liquidity and capital needs, including its asset/liability management needs, forecasts, strategies and other relevant information.

Summary Analysis Supporting Conclusions

          In all instances, the senior holders of these securities have excess value through subordination inherent in the structure and the cash flow valuation was higher than amortized cost. The following table presents a detailed analysis of non-investment grade securities with significant unrealized losses. The expected loss represents the remaining current losses plus estimated future losses on the underlying mortgage pools. The subordination coverage of expected losses represents the amount of losses the subordinate security holders are obligated to absorb (original subordination less losses incurred to date) divided by the expected losses.

Non-investment grade securities with significant unrealized losses
As of June 30, 2009
(Dollars in millions)
								Subordination
	Amortized	Fair	Unrealized		Credit Rating		Expected	Coverage of	Cash Flow
Security	Cost	Value	Loss	Moody’s	S&P	Fitch	Loss	Expected Loss	Valuation
RMBS 1	$66	$39	$(27)		CCC	BB	1.9%	2.0x	$75
RMBS 2	135	79	(56)		CCC	BB	1.9%	2.0x	154
RMBS 3	66	21	(45)	Caa1	B	B	4.7%	1.2x	75
RMBS 4	67	50	(17)	Ba2	AAA	BBB	1.3%	3.3x	77
RMBS 5	125	101	(24)	Caa2	B+		11.8%	1.2x	139
RMBS 6	52	34	(18)	B3	A		6.9%	1.0x	59
RMBS 7 *	168	111	(57)	Caa1	A		6.9%	1.0x	192
RMBS 8 *	60	40	(20)	Caa2		CC	8.2%	0.7x	68
* These non-agency mortgage backed securities were deemed other-than-temporarily impaired at June 30, 2009 and a $1 million impairment related to the expected credit losses was recorded.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2009

NOTE 4. Loans and Leases

          The following table provides a breakdown of BB&T’s loan portfolio as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
	(Dollars in millions)
Loans and leases, net of unearned income:
Commercial loans and leases	$50,364	$50,480
Sales finance	6,536	6,354
Revolving credit	1,843	1,777
Direct retail	14,577	15,454
Residential mortgage loans	15,639	17,091
Specialized lending	7,393	6,089
Total loans and leases held for investment	96,352	97,245
Loans held for sale	3,982	1,424
Total loans and leases	$100,334	$98,669

          An analysis of the allowance for credit losses for the six months ended June 30, 2009 and 2008 is presented in the following table:

	For the Six Months Ended
	June 30,
	2009	2008
	(Dollars in millions)

Beginning Balance	$1,607	$1,015
Provision for credit losses	1,377	553
Loans and leases charged-off	(877)	(326)
Recoveries of previous charge-offs	38	31
Net loans and leases charged-off	(839)	(295)
Ending Balance	$2,145	$1,273

Allowance for loan and lease losses	$2,110	$1,257
Reserve for unfunded lending commitments	35	16
Allowance for credit losses	$2,145	$1,273

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2009

          The following table provides a summary of BB&T’s nonperforming and past due loans as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
	(Dollars in millions)

Nonaccrual loans and leases	$2,091	$1,413

Foreclosed real estate	1,201	538
Other foreclosed property	48	79
Total foreclosed property	1,249	617
Total nonperforming assets	$3,340	$2,030

Loans 90 days or more past due and still accruing (1)	$329	$431

(1) Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase.

          At June 30, 2009, BB&T had $123 million in loans under the terms of troubled debt restructurings. This amount consists of $54 million in residential mortgage loans, $47 million in revolving credit loans, $17 million in commercial loans and $5 million in direct retail loans. Loan restructurings generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term. Consequently, a modification that would otherwise not be considered is granted to the borrower. These loans may continue to accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance with the modified terms.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2009

NOTE 5. Long-Term Debt

Long-term debt is summarized as follows:
	June 30,	December 31,
	2009	2008
	(Dollars in millions)
Parent Company
5.70% Senior Notes Due 2014	$509	$-
6.85% Senior Notes Due 2019	538	-
6.50% Subordinated Notes Due 2011 (1)	609	648
4.75% Subordinated Notes Due 2012 (1,3)	489	497
5.20% Subordinated Notes Due 2015 (1,3)	932	997
4.90% Subordinated Notes Due 2017 (1,3)	335	368
5.25% Subordinated Notes Due 2019 (1,3)	586	600

Branch Bank
Floating Rate Senior Notes Due 2009 (8)	40	516
Floating Rate Subordinated Notes Due 2016 (1,8)	350	350
Floating Rate Subordinated Notes Due 2017 (1,8)	261	300
4.875% Subordinated Notes Due 2013 (1,3)	222	250
5.625% Subordinated Notes Due 2016 (1,3)	386	399

Federal Home Loan Bank Advances to Branch Bank (4)
Varying maturities to 2028	9,864	9,838

Junior Subordinated Debt to Unconsolidated Trusts (2)
5.85% BB&T Capital Trust I Securities Due 2035	514	514
6.75% BB&T Capital Trust II Securities Due 2036	598	598
6.82% BB&T Capital Trust IV Securities Due 2077 (5)	600	600
8.95% BB&T Capital Trust V Securities Due 2063 (6)	450	450
Other Securities (7)	182	182

Other Long-Term Debt	73	66

Fair value hedge-related basis adjustments	572	859

Total Long-Term Debt	$18,110	$18,032

(1)	Subordinated notes that qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.
(2)	Securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(3)	These fixed rate notes were swapped to floating rates based on LIBOR. At June 30, 2009, the effective rates paid on these borrowings ranged from .75% to 1.74%.
(4)	At June 30, 2009, the weighted average cost of these advances was 3.62% and the weighted average maturity was 6.6 years.
(5)	These securities are fixed rate through June 12, 2037 and then switch to a floating rate based on LIBOR.
(6)	$360 million of this issuance was swapped to a floating rate based on LIBOR. At June 30, 2009 the effective rate on the swapped portion was 4.00%.
(7)	These securities were issued by companies acquired by BB&T. At June 30, 2009, the effective rate paid on these borrowings ranged from 3.02% to 10.07%. These securities have varying maturities through 2035.
(8)	These floating-rate securities are based on LIBOR and had an effective rate of .96% as of June 30, 2009.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2009

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

           Standby letters of credit and financial guarantees written are unconditional commitments issued by BB&T to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper issuance, bond financing and similar transactions. The credit risk involved in the issuance of these guarantees is essentially the same as that involved in extending loans to clients and as such, the instruments are collateralized when necessary. As of June 30, 2009 and December 31, 2008, BB&T had issued standby letters of credit totaling $7.6 billion and $5.9 billion, respectively. The carrying amount of the liability for such guarantees was $29 million and $20 million at June 30, 2009 and December 31, 2008, respectively.

          A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. These instruments include interest-rate swaps, swaptions, caps, floors, collars, financial forward and futures contracts, when-issued securities, foreign exchange contracts and options written and purchased. BB&T uses derivatives primarily to manage risk related to securities, business loans, Federal Funds purchased, other overnight funding, long-term debt, mortgage servicing rights, mortgage banking operations and certificates of deposit. BB&T also uses derivatives to facilitate transactions on behalf of its clients. BB&T held a variety of derivative financial instruments with notional values of $84.6 billion and $74.2 billion at June 30, 2009 and December 31, 2008, respectively. These instruments were in a net gain position of $355 million and $626 million at June 30, 2009 and December 31, 2008, respectively.

          BB&T invests in certain affordable housing and historic building rehabilitation projects throughout its market area as a means of supporting local communities and receives tax credits related to these investments. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. Branch Bank typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. As of June 30, 2009 and December 31, 2008, BB&T had investments of $940 million and $891 million, respectively, related to these projects, which are included in other assets on the Consolidated Balance Sheets. BB&T’s outstanding commitments to fund affordable housing investments totaled $402 million and $412 million at June 30, 2009 and December 31, 2008, respectively, which are included in other liabilities on the Consolidated Balance Sheets. As of June 30, 2009 and December 31, 2008, BB&T had outstanding loan commitments to these funds of $166 million and $161 million, respectively. Of this amount, $92 million and $81 million had been funded at June 30, 2009 and December 31, 2008, respectively, and were included in loans and leases on the Consolidated Balance Sheets. BB&T’s maximum risk exposure related to these investments totaled $1.1 billion at June 30, 2009 and December 31, 2008, respectively.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2009

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

          BB&T has sold certain mortgage-related loans that contain recourse provisions. These provisions generally require BB&T to reimburse the investor for a share of any loss that is incurred after the disposal of the property. At June 30, 2009 and December 31, 2008, BB&T had $2.2 billion and $2.5 billion, respectively, of residential mortgage loans sold with recourse. In the event of nonperformance by the borrower, BB&T has maximum recourse exposure of approximately $670 million and $745 million as of June 30, 2009 and December 31, 2008, respectively. In addition, BB&T has $3.9 billion and $3.3 billion in loans serviced for others that were covered by loss sharing agreements at June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009 and December 31, 2008, BB&T’s maximum exposure to loss for these loans is approximately $993 million and $818 million, respectively. At June 30, 2009, BB&T has recorded $15 million of reserves related to these recourse exposures.

          BB&T has investments and future funding commitments to certain venture capital funds. As of June 30, 2009 and December 31, 2008, respectively, BB&T had investments of $186 million and $168 million, net of noncontrolling interest, related to these ventures and future funding commitments of $210 million and $222 million. BB&T’s risk exposure relating to such commitments is generally limited to the amount of investments and future funding commitments made.

          BB&T has made loan commitments to qualified special purpose entities as a nontransferor lender. As of June 30, 2009 and December 31, 2008, BB&T had loan commitments to these entities totaling $333 million and $405 million, respectively. Of this amount, $248 million and $290 million had been funded at June 30, 2009 and December 31, 2008, respectively, and were included in loans and leases on the Consolidated Balance Sheets.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2009

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

          The following table summarizes the components of net periodic benefit cost recognized for BB&T’s pension plans for the three and six month periods ended June 30, 2009 and 2008, respectively:

	Pension Plans
	Qualified		Nonqualified
	For the		For the
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in millions)

Service cost	$19	$18	$1	$1
Interest cost	19	18	2	2
Estimated return on plan assets	(35)	(34)	-	-
Amortization and other	14	(1)	-	-
Net periodic benefit cost	$17	$1	$3	$3

	Pension Plans
	Qualified		Nonqualified
	For the		For the
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in millions)

Service cost	$38	$35	$2	$2
Interest cost	38	36	4	4
Estimated return on plan assets	(71)	(68)	-	-
Amortization and other	28	(2)	1	1
Net periodic benefit cost	$33	$1	$7	$7

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2009

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

NOTE 8. Computation of Earnings Per Common Share

          BB&T’s basic and diluted earnings per common share amounts for the three and six month periods ended June 30, 2009 and 2008, respectively, were calculated as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in millions, except per share data, shares in thousands)
Basic Earnings Per Common Share:
Net income available to common shareholders	$121	$428	$392	$856
Weighted average number of common shares	602,726	546,628	581,382	546,421
Basic earnings per common share	$.20	$.78	$.67	$1.57
Diluted Earnings Per Common Share:
Net income available to common shareholders	$121	$428	$392	$856
Weighted average number of common shares	602,726	546,628	581,382	546,421
Effect of dilutive outstanding equity-based awards	6,071	3,130	4,874	2,923
Weighted average number of diluted common shares	608,797	549,758	586,256	549,344
Diluted earnings per common share	$.20	$.78	$.67	$1.56

          For the three months ended June 30, 2009 and 2008, the number of anti-dilutive awards was 39.1 million and 33.2 million shares, respectively. For the six months ended June 30, 2009 and 2008, the number of anti-dilutive awards was 39.3 million and 32.4 million shares, respectively. In addition, BB&T had a warrant outstanding for 13.9 million shares as of June 30, 2009 that was anti-dilutive.  On July 22, 2009, the warrant was repurchased.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2009

NOTE 9. Comprehensive Income (Loss)

          The balances in accumulated other comprehensive loss for the periods indicated are shown in the following tables:

	As of June 30, 2009
		Deferred
	Pre-Tax	Tax Expense	After-Tax
	Amount	(Benefit)	Amount
	(Dollars in millions)
Unrealized net losses on securities available for sale	$(617)	$(233)	$(384)
Unrealized net gains on cash flow hedges	148	56	92
Foreign currency translation adjustment	(10)	(2)	(8)
Unrecognized net pension and postretirement costs	(692)	(262)	(430)
Total	$(1,171)	$(441)	$(730)

As of June 30, 2009, accumulated other comprehensive income included $77 million of unrealized losses related to other-than-temporarily impaired securities.

	As of December 31, 2008
		Deferred
	Pre-Tax	Tax Expense	After-Tax
	Amount	(Benefit)	Amount
	(Dollars in millions)
Unrealized net losses on securities available for sale	$(517)	$(193)	$(324)
Unrealized net gains on cash flow hedges	76	28	48
Foreign currency translation adjustment	(9)	-	(9)
Unrecognized net pension and postretirement costs	(720)	(273)	(447)
Total	$(1,170)	$(438)	$(732)

          The following table reflects the components of total comprehensive income for the three and six month periods ended June 30, 2009 and 2008, respectively.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in millions)
Comprehensive income:
Net income	$208	$431	$526	$860
Other comprehensive income:
Change in unrealized net losses on securities	(95)	(256)	(60)	(246)
Change in unrealized net gains on cash flow hedges	36	20	44	13
Change in pension and postretirement liability	9	(1)	17	(2)
Net foreign currency translation adjustment	3	1	1	-
Total comprehensive income	$161	$195	$528	$625

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2009

NOTE 10. Equity-Based Compensation Plans

          BB&T has options, restricted shares of common stock and restricted share units outstanding from the following equity-based compensation plans: the 2004 Stock Incentive Plan (“2004 Plan”), the 1995 Omnibus Stock Incentive Plan, the Non-Employee Directors’ Stock Option Plan, and plans assumed from acquired entities. All plans generally allow for accelerated vesting of awards for holders who retire and have met all retirement eligibility requirements and in connection with certain other events. BB&T’s shareholders have approved all equity-based compensation plans with the exception of plans assumed from acquired companies. As of June 30, 2009, the 2004 Plan is the only plan that has awards available for future grants. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2008 for further disclosures related to equity-based awards issued by BB&T.

          BB&T measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants awarded during the first six months of 2009 and 2008. Substantially all of BB&T’s option awards are granted in February of each year. Therefore, the assumptions noted below are weighted accordingly.

	2009		2008
Assumptions:
Risk-free interest rate	3.1%		3.7%
Dividend yield	6.0		4.5
Volatility factor	29.1		15.5
Expected life	7.1	yrs	6.9	yrs
Fair value of options per share	$2.59		$3.43

          BB&T measures the fair value of restricted shares based on the price of BB&T’s common stock on the grant date and the fair value of restricted share units based on the price of BB&T’s common stock on the grant date less the present value of expected dividends that are foregone during the vesting period.

          The following table details the activity during the first six months of 2009 related to stock options awarded by BB&T:

	For the Six Months Ended
	June 30, 2009
		Wtd. Avg.
		Exercise
	Options	Price

Outstanding at beginning of period	41,837,504	$36.55
Granted	2,832,038	16.89
Exercised	(19,379)	18.86
Forfeited or expired	(1,469,597)	35.70
Outstanding at end of period	43,180,566	$35.30

Exercisable at end of period	30,269,932	$36.14

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2009

          The following table details the activity during the first six months of 2009 related to restricted shares and restricted share units awarded by BB&T:

	For the Six Months Ended
	June 30, 2009
		Wtd. Avg.
		Grant Date
	Shares/Units	Fair Value
Nonvested at beginning of period	6,259,349	$29.15
Granted	5,001,771	7.46
Vested	(117,811)	26.38
Forfeited	(97,351)	22.08
Nonvested at end of period	11,045,958	$19.42

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

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2009

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

          Assets and liabilities measured at fair value on a recurring basis, including financial instruments for which BB&T has elected the Fair Value Option are summarized below:

		Fair Value Measurements for Assets and Liabilities
		Measured on a Recurring Basis

	6/30/2009	Level 1	Level 2	Level 3
		(Dollars in Millions)
Assets:
Trading securities	$522	$213	$295	$14
Securities available for sale:
U.S. government-sponsored entities (GSE)	1,379	-	1,379	-
Mortgage-backed securities issued by GSE	25,695	-	25,695	-
States and political subdivisions	2,134	-	2,134	-
Non-agency mortgage-backed securities	1,048	-	-	1,048
Equity and other securities	777	164	612	1
Loans held for sale (1)	3,974	-	3,974	-
Residential mortgage servicing rights	615	-	-	615
Derivative assets (2)	1,113	2	1,096	15
Venture capital investments (2)	201	-	1	200
Total assets	$37,458	$379	$35,186	$1,893

Liabilities:
Derivative liabilities (2)	$758	$4	$739	$15
Short-term borrowed funds (3)	226	-	226	-
Total liabilities	$984	$4	$965	$15

		Fair Value Measurements for Assets and Liabilities
		Measured on a Recurring Basis

	12/31/2008	Level 1	Level 2	Level 3
		(Dollars in Millions)
Assets:
Trading securities	$376	$204	$168	$4
Securities available for sale	32,843	170	31,574	1,099
Loans held for sale (1)	1,396	-	1,396	-
Residential mortgage servicing rights	370	-	-	370
Derivative assets (2)	1,723	4	1,681	38
Venture capital investments (2)	183	-	1	182
Total assets	$36,891	$378	$34,820	$1,693

Liabilities:
Derivative liabilities (2)	$1,097	$11	$1,085	$1
Short-term borrowed funds (3)	149	-	149	-
Total liabilities	$1,246	$11	$1,234	$1

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2009

(1) Loans held for sale are residential and commercial mortgage loans that were originated subsequent to December 31, 2007 for which the Company elected the fair value option under SFAS No. 159. Loans originated prior to January 1, 2008 and certain other loans held for sale are still accounted for at the lower of cost or market. There were $8 million and $28 million in loans held for sale that are not accounted for at fair value at June 30, 2009 and December 31, 2008, respectively.
(2) These amounts are reflected in other assets and other liabilities on the Consolidated Balance Sheets.
(3) Short-term borrowed funds reflect securities sold short positions.

          The tables below present a reconciliation for the three and six month periods ended June 30, 2009 and 2008, respectively, for Level 3 assets and liabilities that are measured at fair value on a recurring basis. As of June 30, 2009, BB&T also had $1 million of Level 3 other securities outstanding. There was no activity during the three or six month periods ended June 30, 2009 related to these securities.

	Fair Value Measurements Using Significant Unobservable Inputs
	Non-agency
	mortgage-		Mortgage		Venture
	backed		servicing	Net	capital
	securities	Trading	rights	derivatives	investments
	(Dollars in Millions)
Balance at March 31, 2009	$1,034	$4	$365	$55	$190
Total realized and unrealized gains or losses:
Included in earnings	-	(1)	105	64	(1)
Included in other comprehensive income (loss)	89	-	-	-	-
Purchases, issuances and settlements	(75)	-	145	(119)	11
Transfers in and/or out of Level 3	-	11	-	-	-
Balance at June 30, 2009	$1,048	$14	$615	$-	$200

	Fair Value Measurements Using Significant Unobservable Inputs
	Non-agency
	mortgage-		Mortgage		Venture
	backed		servicing	Net	capital
	securities	Trading	rights	derivatives	investments
	(Dollars in Millions)
Balance at January 1, 2009	$1,098	$4	$370	$37	$182
Total realized and unrealized gains or losses:
Included in earnings	-	(1)	27	105	(2)
Included in other comprehensive income (loss)	72	-	-	-	-
Purchases, issuances and settlements	(122)	11	218	(142)	20
Transfers in and/or out of Level 3	-	-	-	-	-
Balance at June 30, 2009	$1,048	$14	$615	$-	$200

	Fair Value Measurements Using Significant Unobservable Inputs

			Mortgage		Venture
			servicing	Net	capital
	AFS securities	Trading	rights	derivatives	investments
	(Dollars in Millions)
Balance at March 31, 2008	$14	$14	$406	$19	$141
Total realized and unrealized gains or losses:
Included in earnings	-	-	131	4	(8)
Included in other comprehensive income (loss)	-	-	-	-	-
Purchases, issuances and settlements	-	(9)	74	(17)	19
Transfers in and/or out of Level 3	-	-	-	-	-
Balance at June 30, 2008	$14	$5	$611	$6	$152

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2009

	Fair Value Measurements Using Significant Unobservable Inputs

			Mortgage		Venture
			servicing	Net	capital
	AFS securities	Trading	rights	derivatives	investments
	(Dollars in Millions)
Balance at January 1, 2008	$9	$27	$472	$2	$128
Total realized and unrealized gains or losses:
Included in earnings	-	(2)	24	26	(9)
Included in other comprehensive income (loss)	-	-	-	-	-
Purchases, issuances and settlements	5	(23)	115	(22)	33
Transfers in and/or out of Level 3	-	3	-	-	-
Balance at June 30, 2008	$14	$5	$611	$6	$152

          The tables below summarize unrealized and realized gains and losses recorded in earnings for Level 3 assets and liabilities for the three month periods ended June 30, 2009 and 2008, respectively.

	Total Gains and Losses
	Non-agency
	mortgage-
	backed		Mortgage		Venture capital
	securities	Trading	servicing rights	Net derivatives	investments
	(Dollars in Millions)
Classification of gains and losses
(realized/unrealized) included in earnings
for the period:
Mortgage banking income	$-	$-	$105	$64	$-
Other noninterest income	-	(1)	-	-	(1)
Total	$-	$(1)	$105	$64	$(1)

Net unrealized gains (losses) included
in net income relating to assets and liabilities
still held at June 30, 2009	$-	$-	$137	$(56)	$(2)

	Total Gains and Losses
			Mortgage		Venture capital
	AFS securities	Trading	servicing rights	Net derivatives	investments
	(Dollars in Millions)
Classification of gains and losses
(realized/unrealized) included in
earnings for the period:
Mortgage banking income	$-	$-	$131	$4	$-
Other noninterest income	-	-	-	-	(8)
Total	$-	$-	$131	$4	$(8)

Net unrealized gains (losses) included
in net income relating to assets and liabilities
still held at June 30, 2008	$-	$-	$152	$6	$(12)

          The realized and unrealized gains reported for mortgage servicing rights assets are composed of a positive valuation adjustment of $137 million and $152 million less the

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2009

realization of expected residential mortgage servicing rights cash flows of $32 million and $21 million for the quarters ended June 30, 2009 and 2008, respectively. BB&T uses various derivative financial instruments to mitigate the income statement effect of changes in fair value due to its quarterly valuation. During the three months ended June 30, 2009 and 2008, respectively, the derivative instruments produced losses of $114 million and $158 million, which offset the positive valuation adjustment recorded.

          The tables below summarize unrealized and realized gains and losses recorded in earnings for Level 3 assets and liabilities for the six month periods ended June 30, 2009 and 2008, respectively.

	Total Gains and Losses
	Non-agency
	mortgage-
	backed		Mortgage		Venture capital
	securities	Trading	servicing rights	Net derivatives	investments
	(Dollars in Millions)
Classification of gains and losses
(realized/unrealized) included in earnings
for the period:
Mortgage banking income	$-	$-	$27	$105	$-
Other noninterest income	-	(1)	-	-	(2)
Total	$-	$(1)	$27	$105	$(2)

Net unrealized gains (losses) included
in net income relating to assets and liabilities
still held at June 30, 2009	$-	$-	$91	$(56)	$(3)

	Total Gains and Losses
			Mortgage		Venture capital
	AFS securities	Trading	servicing rights	Net derivatives	investments
	(Dollars in Millions)
Classification of gains and losses
(realized/unrealized) included in
earnings for the period:
Mortgage banking income	$-	$-	$24	$26	$-
Other noninterest income	-	(2)	-	-	(9)
Total	$-	$(2)	$24	$26	$(9)

Net unrealized gains (losses) included
in net income relating to assets and liabilities
still held at June 30, 2008	$-	$-	$68	$6	$(12)

          The realized and unrealized gains reported for mortgage servicing rights assets are composed of a positive valuation adjustment of $91 million and $68 million less the realization of expected residential mortgage servicing rights cash flows of $64 million and $44 million for the six months ended June 30, 2009 and 2008, respectively. BB&T uses various derivative financial instruments to mitigate the income statement effect of changes in fair value due to its quarterly valuation. During the first six months of 2009 and 2008, respectively, the derivative instruments produced losses of $40 million and $76 million, which offset the positive valuation adjustment recorded.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2009

          The following table details the fair value and unpaid principal balance of loans held for sale at June 30, 2009 and December 31, 2008, that were elected to be carried at fair value.

			Fair Value less			Fair Value less
		Aggregate	Aggregate		Aggregate	Aggregate
		Unpaid	Unpaid		Unpaid	Unpaid
	Fair	Principal	Principal	Fair	Principal	Principal
	Value	Balance	Balance	Value	Balance	Balance
	June 30, 2009			December 31, 2008
	(Dollars in millions)
Loans held for sale reported at fair value
Total (1)	$3,974	$3,979	$(5)	$1,396	$1,367	$29
Nonaccrual loans	5	6	(1)	1	1	-
Loans 90 days or more past due
and still accruing interest	1	1	-	3	3	-

(1) The change in fair value is reflected in mortgage banking income.

          Also, BB&T may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. Assets measured at fair value on a nonrecurring basis for the quarter ended June 30, 2009 that were still held on the balance sheet at June 30, 2009 totaled $1.8 billion. This amount consists of $582 million for impaired loans and $1.2 billion for foreclosed real estate that were classified as Level 3 assets. During the second quarter and the first six months of 2009, BB&T recorded $111 million and $189 million, respectively, in losses related to write-downs of the loans and $32 million and $49 million in losses related to write-downs of foreclosed real estate based on the appraised value of the underlying collateral.

          SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires the disclosure of the estimated fair value of financial instruments. A financial instrument is defined as cash, evidence of an ownership interest in an entity or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity. BB&T has recorded certain assets and liabilities at fair value based on the Fair Value Option or as required by SFAS No. 157. The following is a summary of the carrying amounts and fair values of those financial assets and liabilities that BB&T has not recorded at fair value:

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2009

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents	$2,234	$2,234	$2,740	$2,740
Segregated cash due from banks	267	267	379	379
Loans and leases, net of unearned income:
Loans (1)	95,250	95,708	95,958	96,280
Leases	1,110	NA	1,315	NA
Allowance for loan and lease losses	(2,110)	NA	(1,574)	NA
Net loans and leases	$94,250		$95,699

Financial liabilities:
Deposits	$102,164	100,474	$98,613	98,877
Federal funds purchased, securities sold under
repurchase agreements and short-term borrowed funds	12,631	12,631	10,788	10,788
Long-term debt	18,104	17,677	18,026	17,873
Capitalized leases	6	NA	6	NA

(1) Excludes loans held for sale for which the Fair Value Option was elected.
NA - not applicable

          The following is a summary of the notional or contractual amounts and fair values of BB&T's off-balance sheet financial instruments as of the periods indicated:

	June 30, 2009		December 31, 2008
	Notional/		Notional/
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
	(Dollars in millions)
Contractual commitments:
Commitments to extend, originate or purchase credit	$33,522	$45	$35,144	$50
Mortgage loans sold with recourse	2,160	4	2,470	3
Other assets sold with recourse	3,899	11	3,259	8
Standby and commercial letters of credit and financial
guarantees written	7,627	29	5,895	20
Commitments to fund affordable housing investments	402	381	412	393

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

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2009

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

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2009

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

          The following tables set forth certain information concerning BB&T’s derivative financial instruments and related hedged items at June 30, 2009:

Derivative Classifications and Hedging Relationships
		June 30, 2009
	Hedged Item or	Notional	Fair Value
	Transaction	Amount	Gain (1)	Loss (1)
		(Dollars in millions)

Derivatives Designated as Cash Flow Hedges
Interest rate contracts
Receive fixed swaps	First forecasted interest receipts on	$5,000	$32	$(36)
	commercial loans
Pay fixed swaps	First forecasted interest payments on	3,150	39	(6)
	overnight funding
Pay fixed swaps	First forecasted interest payments on	2,900	48	(31)
	3 month LIBOR funding
Caps	First forecasted interest payments on	442	1	-
	3 month LIBOR funding
Total		$11,492	$120	$(73)

Derivatives Designated as Net Investment Hedges
Foreign exchange contracts		$73	$-	$(2)

Derivatives Designated as Fair Value Hedges
Interest rate contracts
Receive fixed swaps	Individual fixed rate long-term debt	$3,342	$262	$(8)
Receive fixed swaps	Long-term CDs	328	3	-
Pay fixed swaps	Individual fixed rate securities	354	-	(69)
	available for sale
Total		$4,024	$265	$(77)

Derivatives Not Designated as Hedges
Client-related and other risk management
Interest rate contracts
Receive fixed swaps		$10,969	$444	$(30)
Pay fixed swaps		10,736	29	(391)
Other swaps		7,713	4	(7)
Option trades		898	-	-
Swaptions		543	27	(26)
Futures contracts		3,329	1	-
Collars		151	5	(5)
Foreign exchange contracts		466	9	(6)
Mortgage Banking
Interest rate contracts
Receive fixed swaps		76	-	(1)
Forward commitments		8,253	69	(35)
Interest rate lock commitments		4,630	14	(15)
Swaptions		75	2	-
TBA/When issued securities		340	3	-
Mortgage Servicing Rights

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2009

Interest rate contracts
Receive fixed swaps	1,972	17	(61)
Pay fixed swaps	641	8	-
Swaptions	1,930	85	(2)
Futures contracts	10,400	1	(4)
When issued securities and Forward rate agreements	5,938	10	(23)
Total	$69,060	$728	$(606)
Total Derivatives	$84,649	$1,113	$(758)

(1)	Derivatives in a gain position are recorded as other assets and derivatives in a loss position are recorded as other liabilities on the Consolidated Balance Sheets.

The Effect of Derivative Instruments on the Consolidated Statements of Income
for the Six Month Period Ended June 30, 2009
(Dollars in millions)

	Effective Portion			Ineffective Portion
		Location of Amounts	(Gain) or Loss		Gain or (Loss)
	Gain or (Loss)	Reclassified from	Reclassified from	Location of Amounts	Recognized
	Recognized in OCI	AOCI into Income	AOCI into Income	Recognized in Income	in Income

Derivatives Designated as Cash Flow Hedges
Interest rate contracts	$90	Total interest income	$(15)	Other noninterest income	$1
		Total interest expense	(3)
			$(18)
Derivatives Designated as Net Investment Hedges
Foreign exchange contracts	(1)

	Effective Portion		Ineffective Portion
	Location of Amounts	Gain or (Loss)	Location of Amounts		Gain or (Loss)
	Recognized in Income	Recognized in Income	Recognized in Income		Recognized in Income

Derivatives Designated as Fair Value Hedges
Interest rate contracts	Total interest expense	$80	Other noninterest income	$7
Interest rate contracts	Total interest income	(8)
Total		$72

Derivatives Not Designated as Hedges
Client-related and other risk management
Interest rate contracts	Other noninterest income	$17
Credit derivatives	Other noninterest income	(20)
Foreign exchange contracts	Other nondeposit fees	(3)
	and commissions
Mortgage Banking
Interest rate contracts	Mortgage banking income	42
Mortgage Servicing Rights
Interest rate contracts	Mortgage banking income	(40)
Total		$(4)

Note: All amounts for Other Comprehensive Income (OCI) and Accumulated Other Comprehensive Income (AOCI) are stated on a pre-tax basis.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2009

The Effect of Derivative Instruments on the Consolidated Statements of Income
for the Three Month Period Ended June 30, 2009
(Dollars in millions)

	Effective Portion			Ineffective Portion
		Location of Amounts	(Gain) or Loss		Gain or (Loss)
	Gain or (Loss)	Reclassified from	Reclassified from	Location of Amounts	Recognized
	Recognized in OCI	AOCI into Income	AOCI into Income	Recognized in Income	in Income

Derivatives Designated as Cash Flow Hedges
Interest rate contracts	$69	Total interest income	$(9)	Other noninterest income	$1
		Total interest expense	(2)
			$(11)
Derivatives Designated as Net Investment Hedges
Foreign exchange contracts	1

	Effective Portion		Ineffective Portion
	Location of Amounts	Gain or (Loss)	Location of Amounts		Gain or (Loss)
	Recognized in Income	Recognized in Income	Recognized in Income		Recognized in Income

Derivatives Designated as Fair Value Hedges
Interest rate contracts	Total interest expense	$42	Other noninterest income	$2
Interest rate contracts	Total interest income	(5)
Total		$37

Derivatives Not Designated as Hedges
Client-related and other risk management
Interest rate contracts	Other noninterest income	$6
Credit derivatives	Other noninterest income	(17)
Foreign exchange contracts	Other nondeposit fees	(4)
	and commissions
Mortgage Banking
Interest rate contracts	Mortgage banking income	36
Mortgage Servicing Rights
Interest rate contracts	Mortgage banking income	(114)
Total		$(93)

Note: All amounts for Other Comprehensive Income (OCI) and Accumulated Other Comprehensive Income (AOCI) are stated on a pre-tax basis.

          The majority of the balance sheet management derivatives are designated as cash flow or fair value hedges. BB&T’s floating rate business loans, Federal funds purchased, other overnight funding, institutional and brokered certificates of deposit, other time deposits, medium-term bank notes and long-term debt expose it to variability in cash flows for interest payments. The risk management objective for these assets and liabilities is to hedge the variability in the interest payments. This objective is met by entering into interest rate swaps and interest rate collars and caps. Interest rate collars and caps fix the interest payments when interest rates on the hedged item exceed predetermined rates.

     Cash Flow Hedges

          At June 30, 2009, BB&T had designated notional values of $11.5 billion of derivatives as cash flow hedges. These cash flow hedges reflected a net unrealized gain of $47 million, with instruments in a gain position reflecting a fair value of $120 million recorded in other assets and instruments in a loss position reflecting a fair value of $73 million recorded in other liabilities. For a qualifying cash flow hedge, the portion of changes in the fair value of the derivatives that have been highly effective are recognized in other comprehensive income until the related cash

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2009

flows from the hedged item are recognized in earnings. The impact on earnings resulting from the ineffectiveness of cash flow hedges was $1 million during the first six months of 2009.

          Accumulated other comprehensive income included $33 million in unrecognized after-tax gains on interest rate swaps, caps and floors hedging variable interest payments on business loans at June 30, 2009. These amounts included unrecognized after-tax gains on terminated swaps, caps and collars of $35 million at June 30, 2009. In addition, accumulated other comprehensive income included $56 million in net unrecognized after-tax gains on interest rate swaps, caps and floors hedging variable interest payments on funding at June 30, 2009. These amounts included unrecognized after-tax gains on terminated hedges of $26 million at June 30, 2009. Also included in accumulated other comprehensive income at June 30, 2009 are unrecognized after-tax gains of $3 million on terminated interest rate swaps hedging variable interest payments on long-term debt.

          The estimated net amount in accumulated other comprehensive income at June 30, 2009 that is expected to be reclassified into earnings within the next 12 months is a net after-tax gain of $45 million. The amount reclassified into earnings from other comprehensive income during the first six months of 2009 was a net after-tax gain of $18 million.

          All of BB&T’s cash flow hedges are hedging exposure to variability in future cash flows for forecasted transactions related to the payment of variable interest on then existing financial instruments. The maximum length of time over which BB&T is hedging its exposure to the variability in future cash flows for forecasted transactions related to variable interest payments on existing financial instruments is 6.9 years.

     Fair Value Hedges

          At June 30, 2009, BB&T had designated notional values of $4.0 billion of derivatives as fair value hedges which reflected a net unrealized gain of $188 million, with instruments in a gain position reflecting a fair value of $265 million recorded in other assets and instruments in a loss position reflecting a fair value of $77 million recorded in other liabilities. For a qualifying fair value hedge, changes in the value of the derivatives that have been highly effective as hedges are recognized in current period earnings along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged. BB&T terminated certain fair value hedges relating to its long-term debt during the second quarter of 2009 and received proceeds of $74 million. The proceeds from these terminations were included in cash flows from financing activities. The impact on earnings resulting from fair value hedge ineffectiveness was a $7 million gain during the first six months of 2009.

          BB&T also held $69.1 billion in notional value of derivatives not designated as hedges at June 30, 2009. These instruments were in a net gain position with a net estimated fair value of $122 million. Changes in the fair value of these derivatives are reflected in current period earnings.

          Derivatives not designated as a hedge include the notional amount of $13.4 billion that have been entered into as a risk management instrument for mortgage banking operations at June 30, 2009. For mortgage loans originated for sale, BB&T is exposed to changes in market rates and

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2009

conditions subsequent to the interest rate lock and funding date. BB&T’s risk management strategy related to its interest rate lock commitment derivatives and loans held for sale includes using mortgage-based derivatives such as forward commitments and options in order to mitigate market risk.

           Derivatives not designated as a hedge include the notional amount of $20.9 billion that have been entered into as a risk management instrument for mortgage servicing rights at June 30, 2009. The $40 million loss related to these derivatives is offset by a positive $91 million valuation adjustment for residential mortgage servicing rights for the six month period ended June 30, 2009. For the quarter ended June 30, 2009, the $114 million loss on these derivatives is offset by a positive $137 million valuation adjustment.

           BB&T also held derivatives not designated as hedges with notional amounts totaling $34.8 billion at June 30, 2009 as risk management instruments primarily to facilitate transactions on behalf of its clients, as well as activities related to balance sheet management.

          At June 30, 2009, BB&T had designated notional values of $73 million of derivatives as net investment hedges used to hedge the variability in a foreign currency exchange rate.

          Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. BB&T controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. In addition, certain counterparties are required to provide cash collateral to BB&T when their unsecured loss positions exceed certain negotiated limits. These bilateral limits are typically based on current credit ratings and vary with ratings changes. As of June 30, 2009 and December 31, 2008, respectively, BB&T had received cash collateral of approximately $38 million and $165 million. In addition, BB&T had posted collateral of $88 million and $180 million at June 30, 2009 and December 31, 2008, respectively. In the event that BB&T's credit ratings had been downgraded below investment grade, the amount of collateral posted would have increased by $83 million and $225 million as of June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009, BB&T had approximately $26 million of unsecured positions with derivative dealers. All of the derivative contracts to which BB&T is a party settle monthly, quarterly or semiannually. In the case of contracts with derivative dealers, BB&T only transacts with dealers that are national market makers whose credit ratings are strong. Further, BB&T has netting agreements with the dealers with which it does business. Because of these factors, BB&T’s credit risk exposure related to derivatives contracts at June 30, 2009 and December 31, 2008 was not material.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2009

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

          During the second quarter of 2009, BB&T recalibrated its allocation of the economic provision for credit losses given the continued deterioration in 2009. This change was retroactively applied to January 2009 and resulted in a reduction in provision expense in the Parent/Reconciling segment and additional provision expense allocated to the individual business units for the first quarter of 2009. The change in allocation primarily impacted the Banking Network, Residential Mortgage Banking and Sales Finance segments, which were allocated additional provision expense of approximately $141 million, $27 million and $9 million, respectively, related to the first quarter of 2009. As previously discussed in the Annual Report on Form 10-K for the year ended December 31, 2008, the 2008 economic provision for loan and lease losses was adjusted early in the first quarter of 2009.

          In addition, management changed the way it views certain transactions that had been unallocated to the business units. This primarily related to securities gains and losses. These amounts were previously reported within the Parent/Reconciling segment, but have been retroactively applied to the Treasury segment.

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

          The following tables disclose selected financial information with respect to BB&T’s reportable business segments for the periods indicated:

BB&T Corporation
Reportable Segments
For the Three Months Ended June 30, 2009 and 2008
			Residential
	Banking Network		Mortgage Banking		Sales Finance		Specialized Lending		Insurance Services
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
	(Dollars in millions)

Net interest income (expense)	$433	$527	$277	$290	$101	$99	$204	$176	$1	$3
Net funds transfer pricing (FTP)	474	265	(182)	(209)	(71)	(68)	(54)	(50)	-	(2)
Net interest income (expense) and FTP	907	792	95	81	30	31	150	126	1	1
Economic provision for loan and lease losses	513	183	85	30	33	9	56	74	-	-
Noninterest income	314	312	170	43	1	1	32	28	277	232
Intersegment net referral fees (expense)	148	73	(44)	(27)	(4)	(4)	-	-	-	-
Noninterest expense	463	387	32	21	9	6	70	61	201	174
Allocated corporate expenses	175	175	2	2	3	3	10	8	12	10
Income (loss) before income taxes	218	432	102	44	(18)	10	46	11	65	49
Provision (benefit) for income taxes	78	155	37	16	(7)	4	17	5	25	19
Segment net income (loss)	$140	$277	$65	$28	$(11)	$6	$29	$6	$40	$30
Identifiable segment assets (period end)	$63,391	$62,822	$20,554	$19,217	$6,359	$6,045	$8,020	$5,891	$1,288	$1,292

	Financial Services		Treasury		All Other Segments (1)		Parent/Reconciling Items		Total BB&T Corporation
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
	(Dollars in millions)

Net interest income (expense)	$5	$12	$178	$71	$38	$40	$(99)	$(150)	$1,138	$1,068
Net funds transfer pricing (FTP)	34	2	(212)	24	(46)	(43)	57	81	-	-
Net interest income (expense) and FTP	39	14	(34)	95	(8)	(3)	(42)	(69)	1,138	1,068
Economic provision for loan and lease losses	7	2	-	-	2	2	5	30	701	330
Noninterest income	164	163	47	35	10	3	(22)	10	993	827
Intersegment net referral fees (expense)	10	6	-	-	-	-	(110)	(48)	-	-
Noninterest expense	137	134	(4)	(32)	17	21	256	187	1,181	959
Allocated corporate expenses	6	9	1	-	(1)	(1)	(208)	(206)	-	-
Income (loss) before income taxes	63	38	16	162	(16)	(22)	(227)	(118)	249	606
Provision (benefit) for income taxes	23	14	(10)	46	(16)	(15)	(106)	(69)	41	175
Segment net income (loss)	$40	$24	$26	$116	$-	$(7)	$(121)	$(49)	$208	$431
Identifiable segment assets (period end)	$2,936	$2,490	$35,839	$25,399	$5,090	$4,444	$8,921	$8,865	$152,398	$136,465

(1) Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

BB&T Corporation
Reportable Segments
For the Six Months Ended June 30, 2009 and 2008
			Residential
	Banking Network		Mortgage Banking		Sales Finance		Specialized Lending		Insurance Services
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
	(Dollars in millions)

Net interest income (expense)	$850	$1,060	$560	$573	$201	$196	$398	$349	$3	$7
Net funds transfer pricing (FTP)	916	518	(378)	(421)	(142)	(136)	(111)	(104)	-	(3)
Net interest income (expense) and FTP	1,766	1,578	182	152	59	60	287	245	3	4
Economic provision for loan and lease losses	868	293	149	48	56	14	154	154	-	-
Noninterest income	606	599	344	91	1	1	62	59	523	435
Intersegment net referral fees (expense)	267	142	(79)	(52)	(7)	(7)	-	-	-	-
Noninterest expense	882	761	55	38	15	12	139	119	393	339
Allocated corporate expenses	349	349	5	5	6	6	20	17	24	20
Income (loss) before income taxes	540	916	238	100	(24)	22	36	14	109	80
Provision (benefit) for income taxes	193	328	86	36	(9)	8	13	6	42	31
Segment net income (loss)	$347	$588	$152	$64	$(15)	$14	$23	$8	$67	$49
Identifiable segment assets (period end)	$63,391	$62,822	$20,554	$19,217	$6,359	$6,045	$8,020	$5,891	$1,288	$1,292

	Financial Services		Treasury		All Other Segments (1)		Parent/Reconciling Items		Total BB&T Corporation
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
	(Dollars in millions)

Net interest income (expense)	$9	$25	$381	$94	$75	$84	$(193)	$(303)	$2,284	$2,085
Net funds transfer pricing (FTP)	61	8	(372)	45	(91)	(86)	117	179	-	-
Net interest income (expense) and FTP	70	33	9	139	(16)	(2)	(76)	(124)	2,284	2,085
Economic provision for loan and lease losses	11	3	-	-	5	3	134	38	1,377	553
Noninterest income	315	319	252	95	21	12	(100)	(13)	2,024	1,598
Intersegment net referral fees (expense)	18	10	-	-	-	-	(199)	(93)	-	-
Noninterest expense	269	270	(3)	(29)	40	37	460	347	2,250	1,894
Allocated corporate expenses	12	19	2	1	-	-	(418)	(417)	-	-
Income (loss) before income taxes	111	70	262	262	(40)	(30)	(551)	(198)	681	1,236
Provision (benefit) for income taxes	41	25	63	76	(33)	(23)	(241)	(111)	155	376
Segment net income (loss)	$70	$45	$199	$186	$(7)	$(7)	$(310)	$(87)	$526	$860
Identifiable segment assets (period end)	$2,936	$2,490	$35,839	$25,399	$5,090	$4,444	$8,921	$8,865	$152,398	$136,465

(1) Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2009

NOTE 14. Loan Servicing

          BB&T has two classes of mortgage servicing rights for which it separately manages the economic risks: residential and commercial. Commercial mortgage servicing rights are recorded as other assets on the Consolidated Balance Sheets at lower of cost or market and amortized in proportion to and over the estimated period that net servicing income is expected to be received based on projections of the amount and timing of estimated future net cash flows. Residential mortgage servicing rights are recorded on the Consolidated Balance Sheets at fair value with changes in fair value recorded as a component of mortgage banking income in the Consolidated Statements of Income for each period. BB&T uses various derivative instruments to mitigate the income statement effect of changes in fair value, due to changes in valuation inputs and assumptions, of its residential mortgage servicing rights. The following is an analysis of the activity in BB&T’s residential mortgage servicing rights for the six month periods ended June 30, 2009 and 2008:

	Residential Mortgage Servicing Rights
	For the Six Months Ended June 30,
	2009	2008
	(Dollars in millions)

Carrying value, January 1,	$370	$472
Additions	218	115
Increase (decrease) in fair value:
Due to changes in valuation inputs or assumptions	91	68
Other changes (1)	(64)	(44)

Carrying value, June 30,	$615	$611

(1) Represents the realization of expected net servicing cash flows, expected borrower payments and the passage of time.

          BB&T uses assumptions and estimates in determining the fair value of capitalized mortgage servicing rights. These assumptions include prepayment speeds, servicing costs and Option Adjusted Spread (“OAS”) commensurate with the risks involved and comparable to assumptions used by market participants to value and bid servicing rights available for sale in the market. At June 30, 2009, the weighted average life was 4.3 years, the prepayment speed was 18.7% and the OAS was 3.6%.

          The unpaid principal balances of BB&T’s total residential mortgage servicing portfolio were $66.5 billion and $59.7 billion at June 30, 2009 and December 31, 2008, respectively. The unpaid principal balances of residential mortgage loans serviced for others consist primarily of agency conforming fixed-rate mortgage loans and totaled $46.8 billion and $40.7 billion at June 30, 2009 and December 31, 2008, respectively. Mortgage loans serviced for others are not included in loans on the accompanying Consolidated Balance Sheets. BB&T recognized servicing fees of $87 million and $68 million during the first six months of 2009 and 2008, respectively, as a component of mortgage banking income.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2009

          At June 30, 2009 and 2008, the approximate weighted average servicing fee was .38% and .37%, respectively, of the outstanding balance of the residential mortgage loans. The weighted average coupon interest rate on the portfolio of mortgage loans serviced for others was 5.74% and 5.98% at June 30, 2009 and 2008, respectively.

          BB&T has sold certain mortgage-related loans that contain recourse provisions. These provisions generally require BB&T to reimburse the investor for a share of any loss that is incurred after the disposal of the property. At June 30, 2009 and December 31, 2008, BB&T had $2.2 billion and $2.5 billion, respectively, of residential mortgage loans sold with recourse. In the event of nonperformance by the borrower, BB&T has maximum recourse exposure of approximately $670 million and $745 million as of June 30, 2009 and December 31, 2008, respectively. At June 30, 2009, BB&T has recorded $4 million of reserves related to these recourse exposures.

          The Company also has securitized residential mortgage loans and retained the resulting securities available for sale. As of June 30, 2009, the fair value of the securities available for sale still owned by BB&T was $286 million and the remaining unpaid principal balance of the underlying loans totaled $277 million. Based on the performance of the underlying loans and general liquidity of the securities, the Company’s recovery of the cost basis in the securities has not been significantly impacted by changes in interest rates, prepayment speeds or credit losses.

           BB&T also arranges and services commercial real estate mortgages through Grandbridge Real Estate Capital, LLC (“Grandbridge”) the commercial mortgage banking subsidiary of Branch Bank. During the six months ended June 30, 2009 and 2008, Grandbridge originated $1.3 billion and $2.0 billion, respectively, of commercial real estate mortgages, all of which were arranged for third party investors and serviced by Grandbridge. As of June 30, 2009 and December 31, 2008, Grandbridge’s portfolio of commercial real estate mortgages serviced for others totaled $24.8 billion and $23.9 billion, respectively. Commercial real estate mortgage loans serviced for others are not included in loans on the accompanying Consolidated Balance Sheets. Grandbridge had $3.9 billion and $3.3 billion in loans serviced for others that were covered by loss sharing agreements at June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009 and December 31, 2008, Grandbridge’s maximum exposure to loss for these loans is approximately $993 million and $818 million, respectively. BB&T has recorded $11 million of reserves related to these recourse exposures at June 30, 2009. Mortgage servicing rights related to commercial mortgage loans totaled $104 million and $98 million at June 30, 2009 and December 31, 2008, respectively.

Back to Index

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

          This Quarterly Report on Form 10-Q contains forward-looking statements with respect to the financial condition, results of operations and businesses of BB&T. These forward-looking statements involve certain risks and uncertainties and are based on the beliefs and assumptions of the management of BB&T and the information available to management at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following:

•	general economic or business conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit or other services;
•	changes in the interest rate environment may reduce net interest margins and/or the volumes and values of loans made or held as well as the value of other financial assets held;
•	competitive pressures among depository and other financial institutions may increase significantly;
•	legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which BB&T is engaged;
•	local, state or federal taxing authorities may take tax positions that are adverse to BB&T;
•	adverse changes may occur in the securities markets;
•	competitors of BB&T may have greater financial resources and develop products that enable them to compete more successfully than BB&T;
•	unpredictable natural and other disasters could have an adverse effect on BB&T in that such events could materially disrupt its operations or the ability or willingness of its customers to access the financial services offered by BB&T;
•	costs or difficulties related to the integration of the businesses of BB&T and its merger partners may be greater than expected;
•	expected cost savings associated with completed mergers may not be fully realized or realized within the expected time frames; and
•	deposit attrition, customer loss and/or revenue loss following completed mergers may be greater than expected.

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

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2009

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

          On June 17, 2009, BB&T repurchased all 3,133.64 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series C, $1,000,000 liquidation preference per share (the “Series C Preferred Stock”) issued to the U.S. Treasury on November 14, 2008, as part of the Troubled Asset Relief Program: Capital Purchase Program (the “Capital Purchase Program”). The aggregate purchase price paid to the U.S. Treasury for the Series C Preferred Stock was approximately $3.1 billion, including approximately $14 million of accrued and unpaid dividends. On May 1, 2009, BB&T provided notice to the U.S. Treasury of its intent to repurchase the warrant to purchase up to 13,902,573 shares of its common stock (the “Warrant”), also issued to the U.S. Treasury on November 14, 2008, as part of the Capital Purchase Program. On June 24, 2009, BB&T supplemented its notice to the U.S. Treasury by providing a fair market value determination of the repurchase price for the Warrant. The terms of the Warrant provide an appraisal procedure and the U.S. Treasury has established a process through which the purchase price of the Warrant with the U.S. Treasury was determined based on market prices for comparable securities and values determined through option-pricing financial modeling with the assistance of third party consultants. On July 22, 2009, the Warrant was repurchased from the U.S. Treasury for approximately $67 million.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2009

Critical Accounting Policies

          The accounting and reporting policies of BB&T Corporation and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. BB&T’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Different assumptions in the application of these policies could result in material changes in BB&T’s consolidated financial position and/or consolidated results of operations and related disclosures. The more critical accounting and reporting policies include BB&T’s accounting for the allowance for loan and lease losses and reserve for unfunded lending commitments, determining fair value of financial instruments, intangible assets and other purchase accounting related adjustments associated with mergers and acquisitions, costs and benefit obligations associated with BB&T’s pension and postretirement benefit plans, and income taxes. Understanding BB&T’s accounting policies is fundamental to understanding BB&T’s consolidated financial position and consolidated results of operations. Accordingly, BB&T’s significant accounting policies and changes in accounting principles are discussed in detail in Note 1 of the “Notes to Consolidated Financial Statements” in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2008.

          The following is a summary of BB&T’s critical accounting policies that are highly dependent on estimates, assumptions and judgments. These critical accounting policies are reviewed with BB&T’s Audit Committee on a periodic basis.

     Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments

          It is the policy of BB&T to maintain an allowance for loan and lease losses and a reserve for unfunded lending commitments that represent management’s best estimate of probable credit losses that are inherent in the portfolio at the balance sheet date. Estimates for loan and lease losses are determined by analyzing historical loan and lease losses, historical loan and lease migration to charge-off experience, current trends in delinquencies and charge-offs, current assessment of problem loan and lease administration, the results of regulatory examinations, and changes in the size, composition and risk assessment of the loan and lease portfolio. Also included in management’s estimates for loan and lease losses are considerations with respect to the impact of current economic events, the outcomes of which are uncertain. These events may include, but are not limited to, fluctuations in overall interest rates, political conditions, legislation that may directly or indirectly affect the banking industry and economic conditions affecting specific geographical areas and industries in which BB&T conducts business. The methodology used to determine an estimate for the reserve for unfunded lending commitments is inherently similar to the methodology used in calculating the allowance for loans and leases adjusted for factors specific to binding commitments, including the probability of funding and exposure at the time of funding.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2009

     Fair Value of Financial Instruments

          A significant portion of BB&T’s assets and certain liabilities are financial instruments carried at fair value. This includes securities available for sale, trading securities, derivatives, certain loans held for sale, residential mortgage servicing rights, certain short-term borrowings and venture capital investments. At June 30, 2009, the percentage of total assets and total liabilities measured at fair value was 24.6% and less than 1%, respectively. The vast majority of assets and liabilities carried at fair value are based on either quoted market prices or market prices for similar instruments. At June 30, 2009, 5.1% of assets measured at fair value were based on significant unobservable inputs. This represents 1.2% of BB&T’s total assets. See Note 11 “Fair Value Disclosures” in the “Notes to Consolidated Financial Statements” herein for additional disclosures regarding the fair value of financial instruments.

     Securities

          The fair values for available-for-sale and trading securities are generally based upon quoted market prices or observable market prices for similar instruments. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain trading securities, the valuation of the security is subjective and may involve substantial judgment. As of June 30, 2009, BB&T had approximately $1.1 billion of available-for-sale and trading securities, which is less than 1% of total assets, valued using unobservable inputs. These securities were primarily non-agency mortgage-backed securities. BB&T conducts periodic reviews to identify and evaluate each available-for-sale security that has an unrealized loss for other-than-temporary impairment. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. The primary factors BB&T considers in determining whether an impairment is other-than-temporary are the financial condition and near–term prospects of the issuer, including any specific events which may influence the operations of the issuer and BB&T’s intent to sell and whether it is more likely than not that the Company will be required to sell these debt securities before the anticipated recovery of the amortized cost basis.

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

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2009

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

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2009

actual values in a sale could differ materially from those estimated. As of June 30, 2009, BB&T had $201 million of venture capital investments, which is less than 1% of total assets.

     Intangible Assets

          BB&T’s mergers and acquisitions are accounted for using the acquisition method of accounting. Under the acquisition method, BB&T is required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which often involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques, which are inherently subjective. The amortization of identified intangible assets is based upon the estimated economic benefits to be received, which is also subjective. Acquisitions typically result in goodwill, which is subject to ongoing periodic impairment tests based on the fair value of net assets acquired compared to their carrying value. The major assumptions used in the impairment testing process include the estimated future cash flows of each business unit and discount rates. Discount rates are unique to each business unit and are based upon the cost of capital specific to the industry in which the business unit operates. As a result of the market disruption and the decline in market capitalization, the excess of the fair value over the carrying value of several reporting units has narrowed. A continuing period of market disruption, or further market deterioration, may result in impairment of goodwill in the future.

     Pension and Postretirement Benefit Obligations

          BB&T offers various pension plans and postretirement benefit plans to employees. The calculation of the obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions. Actuarial assumptions used in the determination of future values of plan assets and liabilities are subject to management judgment and the valuations may differ significantly if different assumptions are used.

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

Back to Index

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2009

EXECUTIVE SUMMARY

          BB&T’s total assets at June 30, 2009 were $152.4 billion, a slight increase from December 31, 2008. Total loans and leases at June 30, 2009 were $100.3 billion, an increase of $1.7 billion compared to the balance at year-end. The increase in total loans and leases included an increase of $2.6 billion in loans held for sale and a decrease of $893 million in loans held for investment. Securities available for sale declined $1.8 billion compared to the balances at December 31, 2008.

          Total client deposits at June 30, 2009, were $88.3 billion, an increase of $4.8 billion, or 5.7%, from December 31, 2008. Total deposits, which include wholesale deposits sources, totaled $102.2 billion at June 30, 2009, an increase of $3.6 billion, or 3.6%, compared to December 31, 2008. The increase in client deposits was a result of BB&T’s success in attracting new business and individual money market accounts with targeted promotions that emphasize the strength of BB&T’s franchise combined with attractive yields. Total shareholders’ equity decreased $1.3 billion compared to December 31, 2008. The decline in shareholder’s equity was a result of the repayment of the $3.1 billion of preferred stock issued to the U.S. Treasury, which was partially offset by the issuance of $1.7 billion in common stock that was completed during the second quarter of 2009.

           On May 11, 2009, as part of its plans to repay the preferred stock issued to the U.S. Treasury and exit the Troubled Asset Relief Program, BB&T completed the previous mentioned $1.7 billion common stock offering. In addition, BB&T’s Board of Directors declared the third quarter of 2009 dividend of $.15 per share, a 68% reduction compared to the prior year's third quarter. The reduction in the dividend will preserve approximately $830 million in capital annually, based on the current shares outstanding.

          Consolidated net income for the second quarter of 2009 totaled $208 million, down $223 million, or 51.7%, compared to $431 million earned during the second quarter of 2008. Consolidated net income available to common shareholders for the second quarter of 2009 totaled $121 million, a decrease of $307 million, or 71.7%, compared to $428 million earned during the second quarter of 2008. On a diluted per common share basis, earnings for the three months ended June 30, 2009 were $.20, compared to $.78 for the same period in 2008, a decrease of 74.4%. BB&T’s results of operations for the second quarter of 2009 produced an annualized return on average assets of .56% and an annualized return on average common shareholders’ equity of 3.43% compared to prior year ratios of 1.28% and 13.27%, respectively.

          Results of operations for the second quarter of 2009 and 2008 included a number of notable items. The second quarter of 2009 included a $71 million FDIC special assessment and $47 million in accelerated amortization on the preferred stock repaid to the Treasury. The second quarter of 2008 included a $47 million gain associated with the sale of Visa, Inc. shares. Gains of $36 million from the early extinguishment of debt were recorded in the second quarters of both 2009 and 2008.

           Consolidated net income for the first six months of 2009 totaled $526 million, a decrease of $334 million, or 38.8%, compared to $860 million earned during the first six months of 2008. Consolidated net income available to common shareholders for the first half of 2009 totaled $392

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2009

million, a decrease of $464 million, or 54.2%, compared to $856 million earned during the same period in 2008. On a diluted per common share basis, earnings for the six months ended June 30, 2009 were $.67, compared to $1.56 for the same period in 2008, a decrease of 57.1%. BB&T’s results of operations for the first six months of 2009 produced an annualized return on average assets of .71% and an annualized return on average common shareholders’ equity of 5.78% compared to prior year ratios of 1.29% and 13.29%, respectively.

          In addition to the items recorded during the second quarters of 2009 and 2008, results of operation for the first half of 2009 and 2008 included the following significant items. In the first half of 2009, BB&T recorded securities gains of $169 million, which was net of $37 million of other-than-temporary impairment charges, compared to $53 million of securities gains during the first half of 2008. In addition, during the first six months of 2008, BB&T recorded a $12 million charge resulting from a valuation adjustment for bank-owned life insurance, $17 million of additional income in connection with the implementation of fair value accounting standards and a $47 million increase in income associated with the initial public offering by Visa, Inc. including a $14 million reversal of a previously recorded liability.

          Nonperforming assets and credit costs continued to increase during the second quarter of 2009. BB&T recorded a $701 million provision for credit losses in the second quarter of 2009, which exceeded net charge-offs by $250 million. This compared to a $330 million provision for credit losses recorded during the second quarter of 2008. For the first six months of 2009, the provision for credit losses totaled $1.4 billion, compared to $553 million for the same period of 2008. The increases in net charge-offs, nonperforming assets and the provision for credit losses were driven by continued deterioration in housing-related credits and deterioration in consumer real estate. In particular, BB&T's consumer real estate portfolio related to loans made to individuals to purchase developed lots experienced significant deterioration in the quarter. The largest concentration of housing-related credit issues continues to be in Georgia, Florida and metropolitan Washington, D.C., including the surrounding suburbs.

          BB&T’s underlying business continued to perform reasonably well during the second quarter of 2009, with total revenues up 12.7% compared to the second quarter of 2008. The increase in revenues included another very strong quarter from residential mortgage banking operations and a record quarter from BB&T’s insurance businesses. Noninterest expenses were up in the second quarter of 2009 compared to 2008, primarily due to FDIC insurance expense, including the special assessment, growth resulting from acquisitions and increased foreclosed property and other costs associated with the current credit environment.

          BB&T’s tangible common equity ratios improved as a result of the issuance of new common stock during the second quarter of 2009. As of June 30, 2009, BB&T’s tangible common equity ratio improved to 6.5% at June 30, 2009, compared to 5.6% at March 31, 2009. The Tier 1 common ratio improved to 8.4% at June 30, 2009 compared to 7.0% at March 31, 2009. In addition, the Tier 1 risk-based capital and total risk-based capital ratios were 10.6% and 15.2%, respectively, compared to 12.1% and 17.1%, respectively, at March 31, 2009. The decline in the regulatory capital levels reflects the repayment of preferred stock, partially offset by the common stock issuance. BB&T’s risk-based and tangible capital ratios remain well above regulatory standards for well-capitalized banks. As of June 30, 2009, measures of tangible capital were not required by the regulators and, therefore, were considered non-GAAP measures. Please

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2009

refer to the section titled “Capital Adequacy and Resources” herein for a discussion of how BB&T calculates and uses these measures in the evaluation of the Company.

          During the second quarter of 2009, the credit ratings agencies issued several reports related to BB&T and Branch Bank. Please refer to the section titled “Capital Adequacy and Resources,” for discussion of the various ratings actions.

          Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2008, for additional information with respect to BB&T’s recent accomplishments and significant challenges. The factors causing the fluctuations in the major balance sheet and income statement categories for the second quarter and first six months of 2009 compared to the corresponding periods of 2008 are further discussed in the following sections.

Back to Index

ANALYSIS OF FINANCIAL CONDITION

Securities

          Securities available for sale totaled $31.0 billion at June 30, 2009, a decrease of $1.8 billion, or 5.5%, compared with December 31, 2008. Trading securities totaled $522 million, up $146 million, or 38.8%, compared to the balance at December 31, 2008. BB&T’s trading portfolio may fluctuate significantly from period to period based on market conditions, which affect the timing of purchases and sales of securities classified as trading.

          Average total securities for the second quarter of 2009 was $30.5 billion, an increase of $6.6 billion, or 27.5%, compared to the average balance during the second quarter of 2008. Average total securities for the first six months of 2009 was $30.9 billion, an increase of $7.3 billion, or 30.8%, compared to the average balance during the first six months of 2008. The growth in average securities primarily reflects the deployment in the fourth quarter of 2008 of the capital invested by the U.S. Treasury.

          BB&T sold a total of $13.6 billion in available-for-sale securities during the six month period ended June 30, 2009, which produced net securities gains of $206 million. In addition, BB&T recorded $37 million in charges for other-than-temporary impairment related to certain debt and equity securities. During the first quarter of 2009, BB&T took advantage of an opportunity to shorten the duration of its securities portfolio and realize gains in certain mortgage-backed securities issued by U.S. government-sponsored entities. While these mortgage-backed securities have higher yields, they have a longer duration and government efforts to drive down mortgage rates increased the risk of early prepayment. The majority of the proceeds from these sales were reinvested in similar securities with shorter durations early in the second quarter of 2009.

          The annualized fully taxable equivalent (“FTE”) yield on the average securities portfolio for the second quarter of 2009 was 4.16%, which represents a decrease of 85 basis points compared to the annualized yield earned during the second quarter of 2008. The annualized fully taxable equivalent (“FTE”) yield on the average securities portfolio for the first six months of 2009 was 4.45%, which represents a decrease of 64 basis points compared to the annualized yield earned during the first six months of 2008. The decrease in the annualized FTE yield on the

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2009

average securities portfolio was primarily the result of reinvesting the sales from the first quarter of 2009 into shorter duration securities.

          On June 30, 2009, BB&T held certain investment securities having continuous unrealized loss positions for more than 12 months. As of June 30, 2009, the unrealized losses on these securities totaled $467 million. Substantially all of these losses were in non-agency mortgage-backed and municipal securities. At June 30, 2009, all of the available-for-sale debt securities were investment grade with the exception of three municipal bonds with a book value of $11 million and ten non-agency mortgage-backed securities, with a book value of $793 million. All of the non-investment grade securities referenced above were initially investment grade and have been downgraded since purchase. BB&T evaluated all of its debt securities for credit impairment. During the second quarter of 2009, BB&T determined that two of the non-agency mortgage-backed securities, with a book value of $228 million, had credit losses evident and recorded other-than-temporary impairment. As of June 30, 2009, BB&T’s evaluation of the other securities with continuous unrealized losses indicated that there were no credit losses evident. Furthermore, BB&T does not intend to sell and it is more likely than not that the Company will not be required to sell these debt securities before the anticipated recovery of the amortized cost basis.

          See Note 3 “Securities” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to BB&T’s evaluation of securities for other-than-temporary impairment.

Loans and Leases

          BB&T emphasizes commercial lending to small and medium-sized businesses, consumer lending, mortgage lending and specialized lending with an overall goal of maximizing the profitability of the loan portfolio, maintaining strong asset quality and achieving an equal mix of consumer and commercial loans. For the second quarter of 2009, average total loans were $99.6 billion, an increase of $4.7 billion, or 5.0%, compared to the same period in 2008. For the first six months of 2009, average total loans were $99.7 billion, an increase of $5.9 billion, or 6.2%, compared to the same period in 2008.

          The following table presents the composition of average loans and leases for the second quarter and six months ended June 30, 2009 and 2008, respectively:

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2009

Table 1
Composition of Average Loans and Leases

	For the Three Months Ended
	June 30, 2009		June 30, 2008
	Balance	% of total	Balance	% of total
	(Dollars in millions)

Commercial loans and leases	$50,342	50.6%	$47,097	49.7%
Direct retail loans	14,785	14.8	15,584	16.4
Sales finance loans	6,302	6.3	6,188	6.5
Revolving credit loans	1,802	1.8	1,628	1.7
Mortgage loans	16,002	16.1	17,373	18.3
Specialized lending loans	6,985	7.0	5,389	5.7
Total average loans and leases
held for investment	96,218	96.6	93,259	98.3
Loans held for sale	3,359	3.4	1,607	1.7
Total average loans and leases	$99,577	100.0%	$94,866	100.0%

	For the Six Months Ended
	June 30, 2009		June 30, 2008
	Balance	% of total	Balance	% of total
	(Dollars in millions)

Commercial loans and leases	$50,486	50.7%	$46,323	49.4%
Direct retail loans	15,022	15.1	15,612	16.6
Sales finance loans	6,322	6.3	6,109	6.5
Revolving credit loans	1,785	1.8	1,615	1.7
Mortgage loans	16,378	16.4	17,418	18.6
Specialized lending loans	6,739	6.8	5,301	5.7
Total average loans and leases
held for investment	96,732	97.1	92,378	98.5
Loans held for sale	2,918	2.9	1,414	1.5
Total average loans and leases	$99,650	100.0%	$93,792	100.0%

           Average commercial loans and leases were up 6.9% and 9.0% for the second quarter and the first six months of 2009, respectively, compared to the corresponding periods of 2008. Growth in commercial lending slowed somewhat during the second quarter of 2009 due to slower demand, which was partially offset by new relationships. BB&T has seen significant growth in lending relationships with healthcare and governmental entities, due to BB&T’s strong capital position and credit ratings.

          Average direct retail loans declined 5.1% and 3.8% for the second quarter and the first six months of 2009, respectively, compared to the corresponding periods of 2008. This portfolio is primarily home equity loans and lines to individuals and has been negatively affected by the downturn in the residential real estate markets.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2009

          Average mortgage loans held for investment declined 7.9% and 6.0% for the second quarter and the first six months of 2009, respectively, compared to the corresponding periods of 2008. The decline in average mortgage loans is primarily due to the vast majority of new residential mortgage originations being sold in the secondary market. Average loans held for sale, which is primarily residential mortgage loans, increased 109.0% and 106.4% for the second quarter and the first six months of 2009, respectively, compared to the same periods of 2008.

          Average specialized lending loans increased 29.6% and 27.1% for the second quarter and the first six months of 2009, respectively, compared to the corresponding periods of 2008. Growth in specialized lending has primarily been in insurance premium finance lending, equipment finance leases and automobile loans. This includes the acquisition of assets of an insurance premium finance business on February 2, 2009, which added approximately $715 million in loans.

          The annualized FTE yield for the total loan portfolio for the second quarter of 2009 was 5.44% compared to 6.40% in the second quarter of 2008. The annualized yield on commercial loans for the second quarter of 2009 was 4.25%, a decline of 134 basis points compared to the same period in 2008, while the annualized yield on direct retail loans for the second quarter of 2009 was 5.44% compared to 6.47% in the same period in 2008. The annualized FTE yield on the total loan portfolio for the first six months of 2009 was 5.43%, which reflects a decrease of 124 basis points compared to the same period in 2008. The decrease in the FTE yield on the loan portfolio was primarily the result of the repricing of loans in response to the decreases in the prime lending rate and other indices, as well as a higher level of nonperforming loans in 2009 as compared to 2008. These declines were partially offset by wider loan spreads.

Other Interest-Earning Assets

          Federal funds sold and securities purchased under resale agreements or similar arrangements totaled $247 million at June 30, 2009, a decrease of $103 million, or 29.4%, compared to December 31, 2008. Interest-bearing deposits with banks, including segregated cash, decreased $447 million, or 39.6%, compared to year-end 2008. These categories of earning assets are subject to large daily fluctuations. The average yield on other interest-earning assets was .74% for the second quarter of 2009 compared to 2.48% for the second quarter of 2008. The average yield on other interest-earning assets was .74% for the first six months of 2009, compared to 3.00% for the same period in 2008, reflecting the decline in the Federal funds target rate during 2008.

Noninterest-Earning Assets

            BB&T’s other noninterest-earning assets, including premises and equipment, goodwill, core deposit and other intangible assets, residential mortgage servicing rights and noninterest-bearing cash and due from banks, increased $1.5 billion from December 31, 2008 to June 30, 2009. The growth in this category was primarily due to an increase in foreclosed real estate and short-term receivables.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2009

Deposits

          Deposits totaled $102.2 billion at June 30, 2009, an increase of $3.6 billion, or 3.6%, from December 31, 2008. Client deposits generated through the BB&T banking network are the largest source of funds used to support asset growth. Client deposits totaled $88.3 billion at June 30, 2009, an increase of $4.8 billion, or 5.7%, from December 31, 2008. During the first half of 2009, BB&T opened 42,000 net new transaction deposit accounts.

          The following table presents the composition of average deposits for the second quarter and six months ended June 30, 2009 and 2008:

Table 2
Composition of Average Deposits

	For the Three Months Ended
	June 30, 2009		June 30, 2008
	Balance	% of total	Balance	% of total
	(Dollars in millions)

Noninterest-bearing deposits	$15,443	16.4%	$13,086	15.1%
Interest checking	2,670	2.8	2,566	3.0
Other client deposits	41,926	44.4	34,650	40.0
Client certificates of deposit	25,888	27.4	26,742	30.8
Total client deposits	85,927	91.0	77,044	88.9
Other interest-bearing deposits	8,458	9.0	9,641	11.1
Total average deposits	$94,385	100.0%	$86,685	100.0%

	For the Six Months Ended
	June 30, 2009		June 30, 2008
	Balance	% of total	Balance	% of total
	(Dollars in millions)

Noninterest-bearing deposits	$14,640	15.5%	$12,881	14.9%
Interest checking	2,566	2.7	2,433	2.8
Other client deposits	41,317	43.9	34,750	40.0
Client certificates of deposit	26,512	28.2	26,903	31.1
Total client deposits	85,035	90.3	76,967	88.8
Other interest-bearing deposits	9,126	9.7	9,667	11.2
Total average deposits	$94,161	100.0%	$86,634	100.0%

          Average deposits for the second quarter of 2009 increased $7.7 billion, or 8.9% compared to the same period in 2008. The categories of deposits with the highest growth for the second quarter of 2009 compared to the second quarter of 2008 were other client deposits, which includes money rate savings accounts, investor deposit accounts, savings accounts, individual retirement accounts and other time deposits, which increased $7.3 billion, or 21.0%, and

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2009

noninterest-bearing deposits, which increased $2.4 billion, or 18.0%. These increases were partially offset by declines in other interest-bearing deposits, which consist of negotiable certificates of deposit and Eurodollar deposits, and client certificates of deposit which decreased $1.2 billion and $854 million, respectively, compared to the second quarter of 2008.

          Average deposits for the first six months of 2009 increased $7.5 billion, or 8.7%, compared to the first six months of 2008. The categories of deposits with the highest average rates of growth for the first six months of 2009 compared to the same period of 2008 were other client deposits, which increased $6.6 billion, or 18.9%, and noninterest-bearing deposits which increased $1.8 billion, or 13.7%.

          The overall mix of deposits continues to improve, as average client deposits grew 11.5% in the second quarter of 2009, a faster pace than overall deposits, due to strong growth in noninterest-bearing and other client deposits. BB&T has been successful in attracting new business and individual money market accounts with targeted promotions that emphasize the strength of BB&T’s franchise combined with attractive yields. In addition, noninterest-bearing deposit growth has benefited from participation in the Transaction Account Guarantee program and an increase in escrow deposits due to significant mortgage lending activity.

Borrowings

           While client deposits remain the primary source for funding loan originations and other balance sheet growth, management uses short-term borrowings as a supplementary funding source for balance sheet growth. Short-term borrowings utilized by BB&T include Federal funds purchased, securities sold under repurchase agreements, master notes, U.S. Treasury tax and loan deposit notes, borrowings under the treasury auction facility and short-term bank notes. At June 30, 2009, short-term borrowings totaled $12.6 billion, an increase of $1.8 billion, or 17.1%, compared to December 31, 2008. The increase in these borrowings compared to December 31, 2008 was primarily due to better pricing of these funding sources as compared to wholesale deposit products.

          For the second quarter of 2009, the average annualized FTE rate paid on short-term borrowings was .52% compared to 2.51% during the second quarter of 2008. The average annualized rate paid on short-term borrowed funds was .56% for the first six months of 2009, a decrease of 245 basis points from the average rate of 3.01% paid during the comparable period of 2008. The lower rate paid on short-term borrowed funds during the first six months of 2009 compared to the same period in 2008 was primarily the result of decreases in the Federal funds target rate.

          BB&T also utilizes long-term debt to provide both funding, and to a lesser extent, regulatory capital. Long-term debt consists of Federal Home Loan Bank advances to Branch Bank, corporate senior and subordinated notes, senior and subordinated notes issued by Branch Bank, and junior subordinated debentures issued by BB&T. Long-term debt totaled $18.1 billion at June 30, 2009, a slight increase from the balance at December 31, 2008.

          During the second quarter of 2009, BB&T issued $1.1 billion of senior unsecured notes. The notes were issued in two tranches, $510 million 5.70% fixed-rate notes due in 2014 and

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2009

$541 million 6.85% fixed-rate notes due in 2019. The proceeds from the offering, combined with the common stock offering and other funds, were used to fund the repurchase of the preferred stock issued to the U.S. Treasury. Also during the second quarter, BB&T recognized $36 million in gains related to the repurchase of $218 million of subordinated debt.

          Early in the third quarter, BB&T Capital Trust VI issued $575 million of capital securities. The securities have a fixed interest rate of 9.60% and an initial maturity date of August 2064. These securities are fully guaranteed by BB&T and qualify as Tier 1 capital, subject to certain limitations. In addition, BB&T completed two separate issuances of senior debt early in the third quarter for a total of $1.25 billion. BB&T issued $1.0 billion of senior notes, with a fixed interest rate of 3.85%, that mature in 2012 and $250 million of senior notes, with a fixed interest rate of 3.10%, that mature in 2011. The proceeds from all of these offerings will be used for general corporate purposes.

          The average annualized rate paid on long-term debt for the second quarter of 2009 was 3.70% compared to 3.83% for the same period in 2008. The average annualized rate paid on long-term debt for the first six months of 2009 was 3.75%, a decrease of 50 basis points compared to the first six months of 2008. The decline in the cost of long-term debt resulted from decreases in the effective rates paid on the portion of BB&T’s long-term debt that was issued as a floating-rate instrument or swapped to a floating rate.

Shareholders’ Equity

          Total shareholders’ equity at June 30, 2009 was $14.8 billion, a decrease of $1.3 billion compared to $16.1 billion at December 31, 2008. BB&T’s book value per common share at June 30, 2009 was $22.76, compared to $23.16 at December 31, 2008.

           As previously discussed under the section titled “Regulatory Considerations,” BB&T repurchased all of the preferred stock issued to the U.S. Treasury on June 17, 2009, which resulted in a decline of $3.1 billion in shareholders’ equity. On May 13, 2009, BB&T issued 86.25 million shares of common stock at $20 per share for net proceeds of $1.7 billion, improving BB&T’s common capital levels.

          BB&T’s tangible shareholders’ equity available to common shareholders was $9.6 billion at June 30, 2009, an increase of $1.8 billion, or 23.2%, compared to December 31, 2008. BB&T’s tangible book value per common share at June 30, 2009 was $14.74 compared to $13.87 at December 31, 2008. As of June 30, 2009, measures of tangible capital were not required by the regulators and, therefore, were considered non-GAAP measures. Please refer to the section titled “Capital Adequacy and Resources” herein for a discussion of how BB&T calculates and uses these measures in the evaluation of the Company.

Asset Quality

          BB&T continued to experience credit deterioration during the second quarter of 2009, reflecting the ongoing challenges in housing-related credits with the largest concentration of credit issues occurring in Georgia, Florida and metro Washington, D.C., which includes the surrounding suburbs. In addition, BB&T’s consumer real estate portfolio related to loans made

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2009

to individuals to purchase developed lots experienced significant deterioration in the quarter. These loans were primarily in the coastal and mountain areas of the Carolinas and other southeastern states and were primarily made to individuals who planned to migrate to these locations at some point in the future. In many cases, these individuals are reconsidering their plans, based on a combination of their inability to sell their existing homes and the challenging economic environment.

          Nonperforming assets, which are composed of foreclosed real estate, repossessions, nonaccrual loans and certain restructured loans, totaled $3.3 billion at June 30, 2009, compared to $2.0 billion at December 31, 2008. The increase in nonperforming assets included an increase of $678 million in nonperforming loans and $632 million in foreclosed assets. The majority of the increase in foreclosed assets was related to securing title over projects in Georgia and Florida. As a percentage of loans and leases plus foreclosed property, nonperforming assets were 3.29% at June 30, 2009 and 2.04% at December 31, 2008. Loans 90 days or more past due and still accruing interest totaled $329 million at June 30, 2009, compared to $431 million at year-end 2008. Loans 30-89 days past due totaled $1.7 billion at June 30, 2009, which was also a decline compared to year-end 2008.

          BB&T’s net charge-offs totaled $451 million for the second quarter of 2009 and amounted to 1.81% of average loans and leases, on an annualized basis, compared to $170 million, or .72% of average loans and leases, on an annualized basis, in the corresponding period in 2008. BB&T’s net charge-offs totaled $839 million for the first six months of 2009 and amounted to 1.70% of average loans and leases, on an annualized basis, compared to $295 million, or .63%, of average loans and leases, on an annualized basis, in the corresponding period in 2008. The increase in net charge-offs was largely driven by challenges in the residential real estate market, which has resulted in increases in losses in the commercial, direct retail and mortgage portfolios.

          The allowance for credit losses, which totaled $2.1 billion and $1.6 billion at June 30, 2009 and December 31, 2008, respectively, consists of the allowance for loan and lease losses, which is presented on the Consolidated Balance Sheets, and the reserve for unfunded lending commitments, which is included in other liabilities on the Consolidated Balance Sheets. The allowance for loan and lease losses amounted to 2.19% of loans and leases held for investment at June 30, 2009, compared to 1.62% at year-end 2008. The growth of $538 million in the allowance for credit losses reflects migrations of loans to higher risk grades, with the most significant increases occurring in the single family residential, acquisition, development, and construction loan portfolio and the consumer real estate portfolio.

          Asset quality statistics for the last five calendar quarters are presented in the accompanying tables.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2009

Table 3 - 1
Asset Quality Analysis

	For the Three Months Ended
	6/30/2009	3/31/2009	12/31/2008	9/30/2008	6/30/2008
	(Dollars in millions)
Allowance For Credit Losses
Beginning balance	$1,895	$1,607	$1,393	$1,273	$1,113
Allowance for loans sold	-	-	-	(2)	-
Provision for credit losses	701	676	528	364	330
Charge-offs
Commercial loans and leases	(134)	(144)	(123)	(87)	(48)
Direct retail loans	(134)	(68)	(49)	(41)	(38)
Sales finance loans	(19)	(22)	(18)	(15)	(13)
Revolving credit loans	(33)	(30)	(23)	(20)	(18)
Mortgage loans	(78)	(49)	(45)	(33)	(13)
Specialized lending	(74)	(92)	(76)	(61)	(55)
Total charge-offs	(472)	(405)	(334)	(257)	(185)
Recoveries
Commercial loans and leases	4	3	7	3	2
Direct retail loans	4	4	3	3	3
Sales finance loans	2	2	1	2	2
Revolving credit loans	3	3	3	2	3
Mortgage loans	1	-	1	-	-
Specialized lending	7	5	5	5	5
Total recoveries	21	17	20	15	15
Net charge-offs	(451)	(388)	(314)	(242)	(170)
Ending balance	$2,145	$1,895	$1,607	$1,393	$1,273
Nonperforming Assets
Nonaccrual loans and leases
Commercial loans and leases	$1,252	$1,028	$845	$722	$621
Direct retail loans	144	120	89	76	65
Sales finance loans	6	7	7	6	4
Mortgage loans	595	481	375	298	250
Specialized lending	94	91	97	94	76
Total nonaccrual loans and leases	2,091	1,727	1,413	1,196	1,016
Foreclosed real estate	1,201	958	538	382	232
Other foreclosed property	48	65	79	60	53
Total nonperforming assets	$3,340	$2,750	$2,030	$1,638	$1,301

Loans 90 days or more past due
and still accruing (1)
Commercial loans and leases	$4	$7	$86	$39	$42
Direct retail loans	87	127	117	88	72
Sales finance loans	22	28	26	19	17
Revolving credit loans	24	25	23	17	15
Mortgage loans	179	180	165	123	126
Specialized lending	13	14	14	11	10
Total loans 90 days or more past due
and still accruing	$329	$381	$431	$297	$282
Loans 30 - 89 days past due (1)
Commercial loans and leases	$422	$507	$594	$355	$492
Direct retail loans	191	256	270	200	175
Sales finance loans	111	111	146	119	93
Revolving credit loans	29	32	34	29	25
Mortgage loans	681	706	690	582	519
Specialized lending	269	221	313	294	258
Total loans 30 - 89 days past due	$1,703	$1,833	$2,047	$1,579	$1,562

(1) Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2009

Table 3 - 2
Asset Quality Ratios

	For the Three Months Ended
	6/30/2009		3/31/2009		12/31/2008		9/30/2008		6/30/2008
Loans 30 - 89 days past due and still accruing
as a percentage of total loans and leases (1)	1.70%		1.83%		2.07%		1.63%		1.63%
Loans 90 days or more past due and still
accruing as a percentage of total loans
and leases (1)	.33		.38		.44		.31		.29
Nonperforming loans and leases as a percentage
of total loans and leases	2.08		1.72		1.43		1.24		1.06
Total nonperforming assets as a percentage of:
Total assets	2.19		1.92		1.34		1.20		.95
Loans and leases plus foreclosed property	3.29		2.72		2.04		1.69		1.36
Net charge-offs as a percentage of
average loans and leases	1.81		1.58		1.29		1.00		.72
Allowance for loan and lease losses as a
percentage of loans and leases
held for investment	2.19		1.94		1.62		1.45		1.33
Ratio of allowance for loan and lease losses to:
Net charge-offs	1.17	x	1.19	x	1.26	x	1.43	x	1.84	x
Nonperforming loans and leases	1.01		1.08		1.11		1.15		1.24

Note: Applicable ratios are annualized.
(1) Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2009

          The following tables provide further details regarding BB&T’s commercial real estate lending, residential mortgage and consumer real estate portfolios as of June 30, 2009.

Table 4-1
Real Estate Lending Portfolio Credit Quality and Geographic Distribution
Commercial Real Estate Loan Portfolio (1)

	As of / For the Period Ended June 30, 2009

Residential Acquisition, Development, and Construction	Builder /	Land /Land	Condos /
Loans (ADC)	Construction	Development	Townhomes	Total ADC
	(Dollars in millions, except average loan and average client size)

Total loans outstanding	$2,245	$4,147	$475	$6,867

Average loan size (in thousands)	278	590	1,289	444
Average client size (in thousands)	677	1,099	2,669	941

Percentage of total loans	2.2%	4.1%	.5%	6.8%

Nonaccrual loans and leases as a percentage of category	11.27	8.48	7.63	9.33
Gross charge-offs as a percentage of category - YTD	4.29	5.28	2.60	4.75
Gross charge-offs as a percentage of category - QTD	5.46	4.05	1.46	4.35

	As of / For the Period Ended June 30, 2009

					Gross Charge-	Gross Charge-
					Offs as a	Offs as a
				Nonaccrual as a	Percentage of	Percentage of
Residential Acquisition, Development, and Construction	Total	Percentage of	Nonaccrual	Percentage of	Outstandings -	Outstandings -
Loans (ADC) by State of Origination	Outstandings	Total	Loans and Leases	Outstandings	YTD	QTD
	(Dollars in millions)

North Carolina	$2,648	38.6%	$156	5.90%	1.77%	.62%
Virginia	1,051	15.3	35	3.32	4.07	1.14
Georgia	992	14.4	198	19.92	11.97	13.78
Florida	677	9.9	114	16.80	11.31	13.61
South Carolina	637	9.3	44	6.89	2.17	2.70
Washington, D.C.	216	3.1	5	2.48	.83	1.67
Kentucky	207	3.0	33	16.13	1.45	.41
Tennessee	198	2.9	18	8.96	3.12	4.46
West Virginia	126	1.8	26	20.72	1.82	.77
Maryland	115	1.7	12	10.49	-	-
Total	$6,867	100.0%	$641	9.33%	4.75%	4.35%

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2009

			As of / For the Period Ended June 30, 2009

					Permanent
				Commercial	Income	Total Other
			Commercial	Land/	Producing	Commercial
Other Commercial Real Estate Loans (2)			Construction	Development	Properties	Real Estate
			(Dollars in millions, except average loan and average client size)

Total loans outstanding			$1,229	$2,516	$8,693	$12,438

Average loan size (in thousands)			1,111	804	462	540
Average client size (in thousands)			1,598	979	694	782

Percentage of total loans			1.2%	2.5%	8.7%	12.4%

Nonaccrual loans and leases as a percentage of category			.23	3.70	1.50	1.82
Gross charge-offs as a percentage of category - YTD			.10	.83	.34	.40
Gross charge-offs as a percentage of category - QTD			.03	1.01	.40	.47

	As of / For the Period Ended June 30, 2009

					Gross Charge-	Gross Charge-
					Offs as a	Offs as a
				Nonaccrual as a	Percentage of	Percentage of
Other Commercial Real Estate Loans by State of	Total	Percentage of	Nonaccrual	Percentage of	Outstandings -	Outstandings -
Origination (2)	Outstandings	Total	Loans and Leases	Outstandings	YTD	QTD
	(Dollars in millions)

North Carolina	$3,721	29.9%	$46	1.25%	.12%	.10%
Georgia	2,317	18.6	58	2.50	.82	.48
Virginia	1,877	15.1	13.67		.01	.02
South Carolina	1,003	8.1	12	1.15	.30	.52
Florida	877	7.1	62	7.13	1.97	3.14
Washington, D.C.	715	5.7	1.17		-	-
Maryland	506	4.1	5.99		-	-
West Virginia	472	3.8	6	1.32	.28	.48
Kentucky	466	3.7	15	3.18	.70	1.37
Tennessee	400	3.2	8	1.89	.31	.47
Other	84.7		-	-	-	-
Total	$12,438	100.0%	$226	1.82%	.40%	.47%

NOTES:	(1)	Commercial real estate loans (CRE) are defined as loans to finance non-owner occupied real property where the primary repayment source is the sale or rental/lease of the real property. Definition is based on internal classification. Excludes in process items.
	(2)	C&I loans secured by real property are excluded.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2009

Table 4-2
Real Estate Lending Portfolio Credit Quality and Geographic Distribution
Residential Mortgage Portfolio (1)

	As of / For the Period Ended June 30, 2009

		Construction/
Residential Mortgage Loans	Prime	ALT-A	Permanent	Subprime (2)	Total
	(Dollars in millions, except average loan size)

Total loans outstanding	$11,265	$2,916	$1,134	$612	$15,927

Average loan size (in thousands)	193	330	347	68	201
Average refreshed credit score (3)	715	713	718	579	710

Percentage of total loans	11.2%	2.9%	1.1%	.6%	15.9%
Percentage that are first mortgages	99.7	99.7	98.9	83.0	99.0
Average loan to value at origination	75.9	67.1	75.3	74.7	74.2

Nonaccrual loans and leases as a percentage of category	2.58	6.24	8.10	7.69	3.84
Gross charge-offs as a percentage of category - YTD	1.07	2.40	3.06	3.85	1.58
Gross charge-offs as a percentage of category - QTD	1.35	3.02	3.81	4.37	1.96

	As of / For the Period Ended June 30, 2009

				Gross Charge-	Gross Charge-
				Offs as a	Offs as a
	Total Residential		Nonaccrual as a	Percentage of	Percentage of
	Mortgages	Percentage of	Percentage of	Outstandings -	Outstandings -
Residential Mortgage Loans by State	Outstanding	Total	Outstandings	YTD	QTD
	(Dollars in millions)

North Carolina	$3,851	24.2%	1.99%	.49%	.68%
Virginia	3,183	20.0	2.54	1.22	1.47
Florida	2,447	15.4	9.62	5.10	6.51
Maryland	1,654	10.4	2.11	.66	.96
Georgia	1,497	9.4	5.07	1.90	1.89
South Carolina	1,463	9.2	3.69	1.08	1.56
West Virginia	348	2.2	1.57	.61	.64
Kentucky	341	2.1	1.10	.32	.50
Tennessee	245	1.5	3.38	.54	.66
Washington, D.C.	175	1.1	1.25	.19	.26
Other	723	4.5	4.78	1.46	1.10
Total	$15,927	100.0%	3.84%	1.58%	1.96%

NOTES:	(1)	Excludes mortgage loans held for sale and in process items.
	(2)	Includes $374 million in loans originated by Lendmark Financial Services, which are disclosed as a part of the specialized lending category.
	(3)	Weighted based on outstanding balance.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2009

Table 4-3
Real Estate Lending Portfolio Credit Quality and Geographic Distribution
Direct Retail Consumer Real Estate Portfolio (1)

		As of / For the Period Ended June 30, 2009

			Home Equity	Home Equity
Direct Retail Consumer Real Estate Loans and Lines		Lot Loans	Loans	Lines	Total

Total loans outstanding		$1,899	$6,141	$5,591	$13,631

Average loan size (in thousands) (2)		68	43	36	42
Average refreshed credit score (3)		723	720	760	743

Percentage of total loans		1.9%	6.1%	5.6%	13.6%
Percentage that are first mortgages		99.8	71.8	25.8	56.8
Average loan to value at origination		80.9	64.8	65.6	66.5

Nonaccrual loans and leases as a percentage of category		3.70	.83	.35	1.04
Gross charge-offs as a percentage of category - YTD		9.63	1.26	1.42	2.57
Gross charge-offs as a percentage of category - QTD		15.49	1.46	1.55	3.53

As of / For the Period Ended June 30, 2009

				Gross Charge-	Gross Charge-
Total Direct Retail				Offs as a	Offs as a
Consumer Real			Nonaccrual as a	Percentage of	Percentage of
Direct Retail Consumer Real Estate Loans	Estate Loans and	Percentage of	Percentage of	Outstandings -	Outstandings -
and Lines By State of Origination	Lines Outstanding	Total	Outstandings	YTD	QTD
North Carolina	$4,703	34.5%	1.12%	2.33%	3.49%
Virginia	3,069	22.5	.43	1.56	1.86
South Carolina	1,327	9.7	1.58	2.95	4.34
Georgia	1,112	8.2	1.46	4.19	5.55
Maryland	829	6.1	.48	1.69	2.11
West Virginia	826	6.1	.66	1.23	1.64
Florida	687	5.0	2.01	7.70	10.03
Kentucky	575	4.2	.92	.67	1.01
Tennessee	396	2.9	2.03	5.65	7.55
Washington, D.C.	88.6		1.32	3.69	4.25
Other	19.2		.63	1.00	2.03
Total	$13,631	100.0%	1.04%	2.57%	3.53%

NOTES: (1) Direct retail consumer real estate loans are originated through the BB&T branching network.  Excludes in process items.
               (2) Home equity lines without an outstanding balance are excluded from this calculation.
               (3) Based on number of accounts.

          The residential acquisition, development and construction (ADC) loan portfolio totaled $6.9 billion at June 30, 2009, a decrease of $1.1 billion from December 31, 2008. The ADC portfolio is 6.8% of total loans and leases at June 30, 2009. Nonaccrual ADC loans were $641 million at June 30, 2009, an increase of $141 million, compared to $500 million at December 31, 2008. As a percentage of loans, ADC nonaccruals were 9.33% at June 30, 2009, compared to 6.27% at December 31, 2008. The allowance for loan and lease losses that is assigned to the ADC portfolio was 10.7% as of June 30, 2009, compared to 7.7% as of year-end 2008. The gross charge-off rate for the ADC portfolio, on an annualized basis, was 4.35% for the second quarter of 2009, compared to 5.30% for the first quarter of 2009 and 1.83% for the full–year 2008. The other component of the commercial real estate portfolio, which is largely office buildings, hotels, warehouses, apartments, rental houses, and shopping centers, totaled $12.4 billion at June 30, 2009.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2009

          The residential mortgage loan portfolio, as presented in Table 4-2, totaled $15.9 billion as of June 30, 2009, a decrease of $1.5 billion from December 31, 2008. As a percentage of loans, residential mortgage loan nonaccruals were 3.84% at June 30, 2009, compared to 2.22% at December 31, 2008. The gross charge-off rate for the residential mortgage loan portfolio, on an annualized basis, was 1.96% for the second quarter of 2009, compared to 1.20% for the first quarter of 2009 and .57% for the full–year 2008.

          The direct retail consumer real estate loan portfolio totaled $13.6 billion as of June 30, 2009, a decrease of $744 million from December 31, 2008. Direct retail consumer real estate loans are comprised of lot loans, home equity loans and home equity lines, which are primarily originated through the branch network. Management had previously included the lot loans disclosures as a component of home equity loans, but segregated those loans as a separate component due to the significant deterioration in this segment of the portfolio during the second quarter of 2009. As a percentage of loans, direct retail consumer loan nonaccruals were 1.04% at June 30, 2009, compared to .60% at December 31, 2008. The gross charge-off rate for the direct retail consumer real estate loan portfolio, on an annualized basis, was 3.53% for the second quarter of 2009, compared to 1.66% for the first quarter of 2009 and .71% for the full–year 2008. The increase in charge-offs in the direct retail consumer real estate portfolio was primarily attributable to the $1.9 billion lot loan component of this portfolio, which experienced significant deterioration during the quarter.

Back to Index

ANALYSIS OF RESULTS OF OPERATIONS

          Consolidated net income for the second quarter of 2009 totaled $208 million, a decrease of $223 million, or 51.7%, compared to $431 million earned during the second quarter of 2008. Net income available to common shareholders totaled $121 million, which generated diluted earnings per common share of $.20 in the second quarter. Net income available to common shareholders for the same period of 2008 totaled $428 million, which generated diluted earnings per common share of $.78. BB&T’s results of operations for the second quarter of 2009 produced an annualized return on average assets of .56% and an annualized return on average shareholders’ equity of 3.43%, compared to prior year ratios of 1.28% and 13.27%, respectively.

          Consolidated net income for the first six months of 2009 totaled $526 million, a decrease of $334 million, or 38.8%, compared to $860 million earned during the first six months of 2008. Net income available to common shareholders totaled $392 million, which generated diluted earnings per common share of $.67. Net income available to common shareholders for the first six months of 2008 totaled $856 million, which generated diluted earnings per common share of $1.56. BB&T’s results of operations for the first six months of 2009 produced an annualized return on average assets of .71% and an annualized return on average common shareholders’ equity of 5.78%, compared to prior year ratios of 1.29% and 13.29%, respectively.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2009

          The following table sets forth selected financial ratios for the last five calendar quarters.

Table 5
Annualized
Profitability Measures

	2009		2008
	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Rate of return on:
Average assets	.56%	.86%	.86%	1.05%	1.28%
Average common shareholders' equity	3.43	8.29	8.47	10.86	13.27
Net interest margin (taxable equivalent)	3.56	3.57	3.47	3.66	3.65

Net Interest Income and Net Interest Margin

          Net interest income on an FTE basis was $1.2 billion for the second quarter of 2009 compared to $1.1 billion for the same period in 2008, an increase of $77 million, or 7.1%. For the quarter ended June 30, 2009, average earning assets increased $11.4 billion, or 9.5%, compared to the same period of 2008, while average interest-bearing liabilities increased $5.8 billion, or 5.5%, and the net interest margin decreased from 3.65% in the second quarter of 2008 to 3.56% in the current quarter.

          For the first six months of 2009, net interest income on an FTE basis was $2.3 billion, an increase of $217 million, or 10.2%, compared to $2.1 billion for the same period in 2008. For the six months ended June 30, 2009, average earning assets increased $13.1 billion, or 11.1%, compared to the same period of 2008, while average interest-bearing liabilities increased $8.1 billion, or 7.8%, and the net interest margin decreased two basis points from 3.59% in the first six months of 2008 to 3.57% in the first half of 2009. The improvement in net interest income compared to the first six months of 2008 was caused by a combination of factors. First, earning asset growth has helped offset the declines in yields due to the rate environment. Second, management has been successful in controlling liability costs by engineering a favorable mix change in both deposit and funding costs. These positives were partially offset by higher levels of nonaccruals that have negatively affected net interest income and the net interest margin.

          The following tables set forth the major components of net interest income and the related annualized yields and rates for the second quarter and first six months of 2009 compared to the same periods in 2008, as well as the variances between the periods caused by changes in interest rates versus changes in volumes.

Table 6-1
FTE Net Interest Income and Rate / Volume Analysis
For the Three Months Ended June 30, 2009 and 2008

	Average Balances		Annualized Yield / Rate		Income/Expense		Increase	Change due to
	2009	2008	2009	2008	2009	2008	(Decrease)	Rate	Volume
	(Dollars in millions)
Assets
Securities, at amortized cost (1):
U.S. government-sponsored entities (GSE)	$1,170	$4,730	4.02%	5.12%	$11	$60	$(49)	$(11)	$(38)
Mortgage-backed securities issued by GSE	24,295	13,982	4.04	4.79	246	167	79	(29)	108
States and political subdivisions	2,259	1,729	5.76	6.07	32	27	5	(1)	6
Non-agency mortgage-backed securities	1,475	1,658	5.83	5.81	22	24	(2)	1	(3)
Other securities	791	1,228	1.46	5.44	3	17	(14)	(9)	(5)
Trading securities	478	571	2.27	2.81	3	4	(1)	(1)	-
Total securities (5)	30,468	23,898	4.16	5.01	317	299	18	(50)	68
Other earning assets (2)	1,111	1,035.74		2.48	2	6	(4)	(5)	1
Loans and leases, net of unearned income (1)(3)(4):
Commercial loans and leases	50,342	47,097	4.25	5.59	534	655	(121)	(165)	44
Direct retail loans	14,785	15,584	5.44	6.47	200	251	(51)	(38)	(13)
Sales finance loans	6,302	6,188	6.45	6.60	102	102	-	(2)	2
Revolving credit loans	1,802	1,628	9.45	10.86	43	44	(1)	(6)	5
Mortgage loans	16,002	17,373	5.75	6.01	230	261	(31)	(11)	(20)
Specialized lending	6,985	5,389	11.64	13.07	203	176	27	(21)	48
Total loans and leases held for investment	96,218	93,259	5.46	6.41	1,312	1,489	(177)	(243)	66
Loans held for sale	3,359	1,607	4.70	5.78	39	23	16	(5)	21
Total loans and leases	99,577	94,866	5.44	6.40	1,351	1,512	(161)	(248)	87

Total earning assets	131,156	119,799	5.10	6.09	1,670	1,817	(147)	(303)	156

Non-earning assets	17,340	15,758

Total assets	$148,496	$135,557

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-checking	$2,670	$2,566.34		.97	2	6	(4)	(4)	-
Other client deposits	41,926	34,650.89		1.57	93	135	(42)	(67)	25
Client certificates of deposit	25,888	26,742	3.03	3.73	196	248	(52)	(45)	(7)
Other interest-bearing deposits	8,458	9,641	1.37	2.74	29	66	(37)	(30)	(7)

Total interest-bearing deposits	78,942	73,599	1.63	2.49	320	455	(135)	(146)	11
Federal funds purchased, securities sold
under repurchase agreements and
short-term borrowed funds (1)	14,732	10,350.52		2.51	19	64	(45)	(65)	20
Long-term debt	17,755	21,697	3.70	3.83	164	208	(44)	(8)	(36)

Total interest-bearing liabilities	111,429	105,646	1.81	2.77	503	727	(224)	(219)	(5)

Noninterest-bearing deposits	15,443	13,086
Other liabilities	4,941	3,808
Shareholders' equity	16,683	13,017

Total liabilities and
shareholders' equity	$148,496	$135,557
Average interest rate spread			3.29	3.32
Net interest margin/ net interest income			3.56%	3.65%	$1,167	$1,090	$77	$(84)	$161

Taxable equivalent adjustment					$29	$22

(1)	Yields are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, and other earning assets.
(3)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4)	Nonaccrual loans have been included in the average balances.
(5)	Includes securities available for sale at amortized cost and trading securities at fair value.

Table 6-2
FTE Net Interest Income and Rate / Volume Analysis
For the Six Months Ended June 30, 2009 and 2008

	Average Balances		Annualized Yield / Rate		Income/Expense		Increase	Change due to
	2009	2008	2009	2008	2009	2008	(Decrease)	Rate	Volume
	(Dollars in millions)
Assets
Securities, at amortized cost (1):
U.S. government-sponsored entities (GSE)	$1,126	$6,542	4.16%	4.85%	$23	$158	$(135)	$(20)	$(115)
Mortgage-backed securities issued by GSE	24,714	11,880	4.37	4.94	541	293	248	(37)	285
States and political subdivisions	2,270	1,571	5.85	6.18	66	48	18	(3)	21
Non-agency mortgage-backed securities	1,509	1,684	5.83	5.81	44	49	(5)	-	(5)
Other securities	863	1,251	1.92	5.78	8	37	(29)	(19)	(10)
Trading securities	463	728	2.39	4.68	6	17	(11)	(7)	(4)
Total securities (5)	30,945	23,656	4.45	5.09	688	602	86	(86)	172
Other earning assets (2)	1,146	1,158.74		3.00	4	17	(13)	(13)	-
Loans and leases, net of unearned income (1)(3)(4):
Commercial loans and leases	50,486	46,323	4.17	6.02	1,045	1,387	(342)	(456)	114
Direct retail loans	15,022	15,612	5.53	6.70	412	521	(109)	(88)	(21)
Sales finance loans	6,322	6,109	6.46	6.66	203	202	1	(6)	7
Revolving credit loans	1,785	1,615	9.66	11.32	86	91	(5)	(14)	9
Mortgage loans	16,378	17,418	5.82	6.03	476	525	(49)	(19)	(30)
Specialized lending	6,739	5,301	11.81	13.22	396	349	47	(40)	87
Total loans and leases held for investment	96,732	92,378	5.45	6.69	2,618	3,075	(457)	(623)	166
Loans held for sale	2,918	1,414	4.73	5.79	69	41	28	(9)	37
Total loans and leases	99,650	93,792	5.43	6.67	2,687	3,116	(429)	(632)	203

Total earning assets	131,741	118,606	5.15	6.32	3,379	3,735	(356)	(731)	375

Non-earning assets	17,441	15,885

Total assets	$149,182	$134,491

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-checking	$2,566	$2,433.34		1.34	4	16	(12)	(13)	1
Other client deposits	41,317	34,750.93		1.84	190	318	(128)	(179)	51
Client certificates of deposit	26,512	26,903	3.08	4.02	405	538	(133)	(124)	(9)
Other interest-bearing deposits	9,126	9,667	1.47	3.06	67	147	(80)	(73)	(7)

Total interest-bearing deposits	79,521	73,753	1.69	2.78	666	1,019	(353)	(389)	36
Federal funds purchased, securities sold
under repurchase agreements and
short-term borrowed funds (1)	15,762	10,555.56		3.01	43	158	(115)	(168)	53
Long-term debt	17,596	20,449	3.75	4.25	329	434	(105)	(49)	(56)

Total interest-bearing liabilities	112,879	104,757	1.85	3.09	1,038	1,611	(573)	(606)	33

Noninterest-bearing deposits	14,640	12,881
Other liabilities	5,117	3,865
Shareholders' equity	16,546	12,988

Total liabilities and
shareholders' equity	$149,182	$134,491
Average interest rate spread			3.30	3.23
Net interest margin/ net interest income			3.57%	3.59%	$2,341	$2,124	$217	$(125)	$342

Taxable equivalent adjustment					$57	$39

(1)	Yields are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, and other earning assets.
(3)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4)	Nonaccrual loans have been included in the average balances.
(5)	Includes securities available for sale at amortized cost and trading securities at fair value.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2009

Provision for Credit Losses

          The provision for credit losses totaled $701 million for the second quarter of 2009, compared to $330 million for the second quarter of 2008. The provision for credit losses totaled $1.4 billion for the first six months of 2009, compared to $553 million for the same period in 2008. The increase in the provision for credit losses was driven primarily by continued challenges in housing-related portfolios, including ADC, mortgage, home equity and consumer real estate, with the largest concentration of credit issues occurring in Georgia, Florida, and metro Washington D.C., which includes the surrounding suburbs. Nonperforming assets and net charge-offs have continued to rise as a result of a weak economy and more distress by borrowers.

          Net charge-offs were 1.81% of average loans and leases on an annualized basis for the second quarter of 2009 compared to .72% of average loans and leases for the same period in 2008. Net charge-offs were 1.70% of average loans and leases for the first six months of 2009 compared to .63% of average loans and leases for the corresponding period in 2008. The allowance for loan and lease losses was 2.19% of loans and leases held for investment and was 1.01x total nonperforming loans and leases at June 30, 2009, compared to 1.33% and 1.24x, respectively, at June 30, 2008.

Noninterest Income

          Noninterest income as a percentage of total revenues has increased in recent years due to BB&T’s emphasis on growing its fee-based businesses. Fee-based service revenues lessen BB&T’s dependence on traditional spread-based interest income and are a relatively stable revenue source during periods of changing interest rates. Noninterest income for the three months ended June 30, 2009 totaled $993 million, compared to $827 million for the same period in 2008, an increase of $166 million, or 20.1%. Noninterest income for the six months ended June 30, 2009 totaled $2.0 billion, compared to $1.6 billion for the same period in 2008, an increase of $426 million, or 26.7%. The growth in noninterest income was driven by net securities gains and record performance from BB&T’s mortgage banking operations and insurance operations.

          Mortgage banking income totaled $184 million in the second quarter of 2009, an increase of $127 million, compared to $57 million earned in the second quarter of 2008. This increase includes the net change in the mortgage servicing rights valuation, which resulted in an increase of $29 million compared to the second quarter of 2008, as a result of the increase in the valuation of mortgage servicing rights exceeding the losses on the hedging instruments. Excluding the impact of this change, mortgage banking income increased $98 million compared to the same quarter last year. The growth in mortgage banking income is primarily attributable to continued strong production revenues from residential mortgage banking operations, including a record $8.5 billion in mortgage loan originations during the second quarter of 2009. The record mortgage originations reflects continued benefits from BB&T’s strong position in the market as a reliable lender and the favorable interest rate environment.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2009

          The following table provides a breakdown of the various components of mortgage banking income and other statistical information for the second quarters of 2009 and 2008:

Table 7
Mortgage Banking Income and Related Statistical Information

	For the Three Months Ended
	June 30,
Mortgage Banking Income	2009	2008
	(Dollars in millions)

Residential Mortgage Banking:
Residential mortgage production income	$133	$34

Residential Mortgage Servicing:
Residential mortgage servicing fees	46	36

Residential mortgage servicing rights increase in
fair value due to change in valuation inputs or assumptions	137	152
Mortgage servicing rights hedging losses	(114)	(158)
Net	23	(6)
Realization of expected residential mortgage servicing rights
cash flows	(32)	(21)
Total residential mortgage servicing income	37	9
Total residential mortgage banking income	170	43

Commercial Mortgage Banking:
Commercial mortgage banking revenues	19	18
Amortization of commercial mortgage servicing rights	(5)	(4)
Total commercial mortgage banking income	14	14
Total mortgage banking income	$184	$57

	As of / For the Three Months Ended
	June 30,
Mortgage Banking Statistical Information	2009	2008
	(Dollars in millions)

Residential mortgage originations	$8,543	$4,721
Residential mortgage loans serviced for others	46,760	36,181
Residential mortgage loan sales	8,272	4,185

Commercial mortgage originations	$596	$1,095
Commercial mortgage loans serviced for others	24,830	21,800

          Mortgage banking income totaled $372 million in the first six months of 2009, an increase of $256 million, compared to $116 million earned in the first six months of 2008. This increase includes the net change in the mortgage servicing rights valuation, which resulted in an increase of $59 million compared to the first six months of 2008, as a result of the increase in the valuation of mortgage servicing rights exceeding the losses on the hedging instruments. Mortgage banking income for the first six months of 2008 included certain one-time items associated with the implementation of fair value accounting standards that benefited results for the prior year by approximately $23 million. Excluding the impact of these items, mortgage banking income increased $220 million compared to the same period last year. The growth in mortgage banking income is primarily attributable to record production revenues from residential

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2009

mortgage banking operations, including $16.0 billion in mortgage loan originations during the first six months of 2009, which almost equals the total originations for all of 2008.

          The following table provides a breakdown of the various components of mortgage banking income and other statistical information for the six month periods ended June 30, 2009 and 2008, respectively:

Table 7-2
Mortgage Banking Income and Related Statistical Information

	For the Six Months Ended
	June 30,
Mortgage Banking Income	2009	2008
	(Dollars in millions)

Residential Mortgage Banking:
Residential mortgage production income	$269	$72

Residential Mortgage Servicing:
Residential mortgage servicing fees	87	68
Residential mortgage servicing rights increase in
fair value due to change in valuation inputs or assumptions	91	68
Mortgage servicing rights hedging losses	(40)	(76)
Net	51	(8)
Realization of expected residential mortgage servicing rights
cash flows	(64)	(44)
Total residential mortgage servicing income	74	16
Total residential mortgage banking income	343	88
Commercial Mortgage Banking:
Commercial mortgage banking revenues	38	35
Amortization of commercial mortgage servicing rights	(9)	(7)
Total commercial mortgage banking income	29	28
Total mortgage banking income	$372	$116

	As of / For the Six Months Ended
	June 30,
Mortgage Banking Statistical Information	2009	2008
	(Dollars in millions)

Residential mortgage originations	$15,957	$9,114
Residential mortgage loan sales	13,518	6,832

Commercial mortgage originations	$1,296	$1,962

         Insurance commissions, which are BB&T’s largest source of noninterest income, totaled a record $281 million for the second quarter of 2009, an increase of 18.6% compared to the same three-month period of 2008. For the first six months of 2009, insurance income totaled $533 million, up $84 million, or 18.7%, compared to the same period last year. The increases in insurance revenues in 2009 compared to the corresponding periods of 2008 was primarily attributable to growth in property and casualty, credit and employee benefit insurance commissions, including growth from acquisitions.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2009

          Service charges on deposits totaled $168 million for the second quarter of 2009, a decrease of $4 million, or 2.3%, compared to the second quarter of 2008. For the first six months of 2009, service charges on deposits totaled $324 million, a slight decrease compared to the same period in 2008. The slight declines in service charge revenues were primarily attributable to a decline in consumer spending in 2009 compared to 2008.

          Investment banking and brokerage fees and commissions totaled $92 million for the second quarter of 2009, an increase of 4.5%, from $88 million earned in the second quarter of 2008. For the first six months of 2009 and 2008, investment banking and brokerage fees and commissions totaled $174 million.

          Securities gains, net of losses and other-than-temporary impairment charges, totaled $19 million and $169 million for the second quarter and first six months of 2009, respectively. This compares to $10 million and $53 million in net securities gains during the second quarter and first six months of 2008, respectively. As previously discussed, during the first half of 2009, BB&T sold $13.6 billion in securities available for sale, which produced net securities gains of $206 million. In addition, BB&T recorded $37 million in other-than-temporary impairment losses related to certain debt and equity securities. There were no other-than-temporary impairment charges during the corresponding period of 2008.

          Other income, including checkcard fees, other nondeposit fees and commissions, trust and investment advisory revenues, bankcard fees and merchant discounts, and income from bank owned life insurance totaled $249 million for the second quarter of 2009, a decrease of $14 million, or 5.3%, compared to the second quarter of 2008. The decline in the second quarter of 2009 primarily resulted from the $47 million gain recorded in the second quarter of 2008 in connection with BB&T’s ownership interest in Visa, Inc. This decline was partially offset by increases of $12 million in the value of various financial assets isolated for the purpose of providing post-employment benefits. In addition, other nondeposit fees and commissions and checkcard fees improved by $10 million compared to the second quarter of 2008.

          For the first six months of 2009, other income totaled $452 million, a decrease of $28 million, or 5.8%, compared to the first six months of 2008. The decrease in 2009 primarily resulted from the $80 million gain recorded in the first six months of 2008 in connection with BB&T’s ownership interest in Visa, Inc. This decline was partially offset by increases in trading gains of $19 million and increases in the value of various financial assets isolated for the purpose of providing post-employment benefits which were up $18 million compared to the first half of 2008. In addition, noninterest income was higher as a result of a valuation charge for bank-owned life insurance of $12 million that was also recorded in the first half of 2008.

Noninterest Expense

          Noninterest expenses totaled $1.2 billion for the second quarter of 2009, compared to $959 million for the same period a year ago, an increase of $222 million, or 23.1%. Noninterest expenses totaled $2.3 billion for the first six months of 2009, compared to $1.9 billion for the same period a year ago, an increase of $356 million, or 18.8%.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2009

          Personnel expense, the largest component of noninterest expense, was $623 million for the current quarter compared to $565 million for the same period in 2008, an increase of $58 million, or 10.3%. This increase was primarily attributable to a $15 million increase in salaries and wages, including the impact of acquisitions, and an increase related to pension expense of $16 million. The increase in pension expense was primarily related to changes in actuarial calculations and declines in asset values. In addition, other post-employment benefits expense and medical benefits expense were each higher by $12 million in the second quarter of 2009 compared to the same period of 2008. For the first six months of 2009, personnel expense totaled $1.2 billion, an increase of $111 million, or 10.0%, compared to the same period in 2008. This increase was primarily due to increases in salaries and wages and production-based incentive compensation expense of $41 million and $13 million, respectively. In addition, pension expense, other post-employment benefits expense and medical benefits expense were higher by $32 million, $11 million and $7 million, respectively, in the first half of 2009 compared to the same period of 2008. The increases for other post-employment benefit expense in 2009 compared to 2008 were offset by similar increases in other income, as previously discussed.

          Occupancy and equipment expense for the three months ended June 30, 2009 totaled $128 million, compared to $124 million for the second quarter of 2008, representing an increase of $4 million, or 3.2%. For the first six months of 2009, occupancy and equipment expense totaled $257 million, compared to $247 million for the first six months of 2008, representing an increase of $10 million, or 4.0%. The increases in 2009 compared to the corresponding periods of 2008 were primarily related to additional rent in connection with acquisitions and higher amortization expense for leasehold improvements.

          Regulatory charges for the three months ended June 30, 2009 totaled $106 million, compared to $4 million for the second quarter of 2008. For the first six months of 2009, regulatory charges totaled $139 million, compared to $9 million for the first six months of 2008. The increases in 2009 were largely a result of higher FDIC insurance expense, which was up $103 million and $132 million compared to the second quarter and first half of 2008, respectively. The second quarter of 2009 includes $71 million related to the FDIC special assessment.

          Other noninterest expenses, including professional services, foreclosed property expenses, loan processing expenses, amortization of intangibles and merger-related and restructuring charges, totaled $324 million for the current quarter, an increase of $58 million, or 21.8%, compared to the same period of 2008. The increase was primarily attributable to an increase of $43 million in foreclosed property expense and $16 million in professional services expense compared to the second quarter of 2008. In addition, BB&T accrued approximately $10 million for credit-related legal settlements in the second quarter of 2009. The increase in foreclosed property expense was caused by increased write-downs and other costs associated with the current credit-related challenges. These increases were partially offset by a $10 million reduction in advertising and other marketing expenses in the second quarter of 2009 compared to the same period of 2008. Gains of $36 million from the early extinguishment of certain long-term debt issuances were recorded in the second quarters of both 2009 and 2008.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2009

          For the first six months of 2009, other noninterest expenses totaled $631 million, an increase of $105 million, or 20.0%, compared to the same period of 2008.  The increase was primarily attributable to increases of $66 million in foreclosed property expense and $32 million in professional services expense compared to the same period of 2008. In addition, expenses in 2008 included the reversal of an accrual of $14 million related to BB&T’s obligations arising from its ownership interest in Visa, Inc, that was partially offset by the $10 million accrued in the second quarter of 2009 for legal settlements previously discussed.

Merger-Related and Restructuring Activities

          BB&T has incurred certain merger-related and restructuring expenses. Merger-related and restructuring expenses or credits include: severance and personnel-related costs or credits, which typically occur in corporate support and data processing functions; occupancy and equipment charges or credits, which relate to costs or gains associated with lease terminations, obsolete equipment write-offs, and the sale of duplicate facilities and equipment; and other merger-related and restructuring charges or credits, which include expenses necessary to convert and combine the acquired branches and operations of merged companies, direct media advertising related to the acquisitions, asset and supply inventory write-offs, litigation accruals, and other similar charges. Merger-related and restructuring charges or credits during the second quarters of 2009 and 2008 were ($1 million) and $1 million, respectively. For the first six months of 2009 and 2008, merger-related and restructuring charges totaled $11 million and $6 million, respectively.

          At June 30, 2009 and December 31, 2008, there were $16 million and $24 million, respectively, of merger-related and restructuring accruals. In general, a major portion of accrued costs are utilized in conjunction with or immediately following the systems conversion, when most of the duplicate positions are eliminated and the terminated employees begin to receive severance. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger and restructuring accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at June 30, 2009 are expected to be utilized during 2009, unless they relate to specific contracts that expire in later years.

Provision for Income Taxes

          The provision for income taxes totaled $41 million for the second quarter of 2009, a decrease of $134 million compared to the same period of 2008, primarily due to lower pretax income. BB&T’s effective income tax rates for the second quarters of 2009 and 2008 were 16.5% and 28.9%, respectively. For the first six months of 2009, the provision for income taxes was $155 million, a decrease of $221 million compared to the same period of 2008, primarily due to lower pre-tax income. BB&T’s effective income tax rates for the first six months of 2009 and 2008 were 22.8% and 30.4%, respectively.

          BB&T has extended credit to and invested in the obligations of states and municipalities and their agencies, and has made other investments and loans that produce tax-exempt income. The income generated from these investments, together with certain other transactions that have favorable tax treatment, have reduced BB&T’s overall effective tax rate from the statutory rate in

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2009

2009 and 2008.  The lower effective tax rate is primarily the result of an increase in tax credits as well as a relatively equal level of tax-exempt income on a lower level of pre-tax income.

          BB&T continuously monitors and evaluates the potential impact of current events and circumstances on the estimates and assumptions used in the analysis of its income tax positions and, accordingly, BB&T’s effective tax rate may fluctuate in the future. On a periodic basis, BB&T evaluates its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate. This evaluation takes into consideration the status of current taxing authorities’ examinations of BB&T’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment in relation to tax-advantaged transactions. Accordingly, the results of these examinations may alter the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. In addition, BB&T may make payments or deposits to the IRS in connection with tax disputes to stop the accrual of additional interest and penalties while it pursues resolution of these matters.

          BB&T has received notification of proposed IRS adjustments related to foreign tax credits claimed by a deconsolidated subsidiary for tax years 2002-2007. Management has consulted with outside counsel and continues to believe that BB&T’s treatment of these issues was appropriate and in compliance with the tax laws and regulations applicable to the years examined and intends to pursue available regulatory and legal remedies to defend BB&T’s position. Management believes the Company’s current reserves for this matter are adequate, although the final outcome is uncertain. In addition, BB&T may make payments or deposits to the IRS in connection with this matter to stop the accrual of additional interest and penalties while it pursues resolution. Resolution of this matter is not expected to occur within the next 12 months.

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

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2009

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

          Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties, and are not a measure of financial risk. As of June 30, 2009, BB&T had derivative financial instruments outstanding with notional amounts totaling $84.6 billion. The estimated net fair value of open contracts was $355 million at June 30, 2009.

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

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2009

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

Table 8-1
Interest Sensitivity Simulation Analysis

Interest Rate Scenario			Annualized Hypothetical
			Percentage Change in
Linear	Prime Rate		Net Interest Income
Change in	June 30,		June 30,
Prime Rate	2009	2008	2009	2008

2.00%	5.25%	7.00%	1.05%	-%
1.00	4.25	6.00	(.25)	(.28)
No Change	3.25	5.00	-	-
(0.25)	3.00	4.75	.41	NA
(1.00)	2.25	4.00	NA	(2.10)
(2.00)	1.25	3.00	NA	(4.67)

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2009

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

Table 8-2
Economic Value of Equity ("EVE") Simulation Analysis

			Hypothetical Percentage
	EVE/Assets		Change in EVE
Change in	June 30,		June 30,
Rates	2009	2008	2009		2008

2.00%	7.2%	6.3%	(1.0	) %	(6.1	) %
1.00	7.3	6.6	0.2		(1.9)
No Change	7.3	6.7	-		-
(0.25)	7.3	NA	(0.5)		NA
(1.00)	NA	6.5	NA		(2.9)
(2.00)	NA	5.9	NA		(12.3)

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

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2009

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

Tier 1 Capital Ratio	8.50%
Total Capital Ratio	12.00%
Tier 1 Leverage Capital Ratio	7.00%
Tangible Capital Ratio	5.50%
Tier 1 Common Equity Ratio	6.50%

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

          Financial holding companies and their bank subsidiaries are subject to regulatory requirements with respect to risk-based capital adequacy. Capital adequacy is an important indicator of financial stability and performance. Risk-based capital ratios measure capital as a percentage of a combination of risk-weighted balance sheet and off-balance sheet risk. The risk-weighted values of both balance sheet and off-balance sheet items are determined in accordance with risk factors specified by federal bank regulatory pronouncements. As of June 30, 2009, federal bank regulators did not prescribe measures of tangible capital and, therefore, these measures were considered non-GAAP. BB&T uses the Tier 1 common equity definition used in the SCAP assessment to calculate measures of tangible capital and Tier 1 common capital. BB&T’s management uses these measures to assess the quality of capital and believes that investors may find them useful in their analysis of the Corporation. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies. Please refer to the section titled “Capital” in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2008, for additional information with regard to BB&T’s capital requirements.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2009

          BB&T’s regulatory and tangible capital ratios for the last five calendar quarters are set forth in the following table. The increase in BB&T’s regulatory capital in the fourth quarter of 2008 was largely due to the U.S. Treasury’s preferred stock investment. BB&T repaid the U.S. Treasury during the second quarter of 2009, which resulted in a decline in BB&T’s regulatory capital levels. The decline as a result of the repayment of the preferred stock investment was partially offset by a $1.7 billion common stock issuance that was completed in May 2009. The $1.7 billion common stock offering improved BB&T’s tangible and Tier 1 common equity capital ratios.

Table 9
Capital Ratios (1)

	2009		2008
	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
	(Dollars in millions, shares in thousands)
Risk-based:
Tier 1	10.6%	12.1%	12.3%	9.4%	8.9%
Total	15.2	17.1	17.4	14.4	14.0
Leverage capital	8.5	9.4	9.9	7.6	7.2

Non-GAAP capital measures (2)
Tangible common equity as a percentage of tangible assets	6.5	5.6	5.3	5.8	5.6
Tier 1 common equity as a percentage of risk-weighted assets	8.4	7.0	7.1	7.2	7.1

Calculations of Tier 1 common equity and tangible assets and related measures:

Tier 1 equity	$12,132	$13,494	$13,446	$10,008	$9,317
Less:
Preferred stock	-	3,085	3,082	-	-
Qualifying restricted core capital elements	2,578	2,601	2,607	2,383	1,932
Tier 1 common equity	9,554	7,808	7,757	7,625	7,385

Total assets	$152,398	$143,425	$152,015	$137,041	$136,465
Less:
Intangible assets, net of deferred taxes (4)	5,851	5,868	5,873	5,847	5,811
Plus:
Pre-tax regulatory adjustments for accumulated OCI	1,315	1,165	1,220	741	520
Tangible assets	$147,862	$138,722	$147,362	$131,935	$131,174

Total risk-weighted assets (3)	$114,260	$111,620	$109,757	$106,097	$104,455

Tangible common equity as a percentage of tangible assets	6.5%	5.6%	5.3%	5.8%	5.6%
Tier 1 common equity as a percentage of risk-weighted assets	8.4	7.0	7.1	7.2	7.1

Tier 1 common equity	$9,554	$7,808	$7,757	$7,625	$7,385

Outstanding shares at end of period	648,068	560,563	559,248	552,259	546,928

Tangible book value per common share	$14.74	$13.93	$13.87	$13.81	$13.50

(1)	Current quarter regulatory capital information is preliminary.
(2)	Tangible common equity and Tier 1 common equity ratios are non-GAAP measures. BB&T uses the Tier 1 common equity definition used in the SCAP assessment to calculate these ratios. BB&T's management uses these measures to assess the quality of capital and believes that investors may find them useful in their analysis of the Corporation. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies.
(3)	Risk-weighted assets are determined based on regulatory capital requirements. Under the regulatory framework for determining risk-weighted assets each asset class is assigned a risk-weighting of 0%, 20%, 50% or 100% based on the underlying risk of the specific asset class. In addition, off balance sheet exposures are first converted to a balance sheet equivalent amount and subsequently assigned to one of the four risk-weightings.
(4)	Prior to December 2008, BB&T had a net deferred tax liability.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2009

          On April 22, 2009, Moody’s Investors Service (“Moody’s”) announced a downgrading of BB&T’s long-term ratings by one notch, from “Aa3” to “A1,” and a downgrading of the financial strength rating of Branch Bank and BB&T FSB from “B+” to “B.” Moody’s confirmed a “negative” outlook on BB&T’s investment-grade ratings. The ratings downgrade was based upon concerns related to the Corporation’s real estate portfolio in light of the weak housing market and broader economic turmoil.

          On June 17, 2009, Standard & Poor’s Ratings Services (“S&P”) downgraded BB&T’s long-term credit rating to “A” from “A+” and provided a “stable” outlook due to S&P’s expectation that asset quality and earnings will remain under pressure through 2010.

           On July 17, 2009, Fitch Ratings (“Fitch”) downgraded BB&T’s long-term issuer default rating to “A+” from “AA-” due to increased credit issues across various portions of BB&T’s consumer and commercial loan portfolios caused by the deteriorating economic environment. In addition, Fitch revised BB&T’s credit trend from negative watch to negative outlook.

          Also on July 17, 2009, DBRS confirmed the ratings of BB&T and Branch Bank, including BB&T’s Issuer & Senior Debt at “AA (low).” The trend for all ratings remains Stable. The rating action follows a review by DBRS of BB&T’s operating performance, financial fundamentals and future prospects.

      Share Repurchase Activity

          BB&T has periodically repurchased shares of its own common stock. In accordance with North Carolina law, repurchased shares cannot be held as treasury stock, but revert to the status of authorized and unissued shares upon repurchase.

          On June 27, 2006, BB&T’s Board of Directors granted authority under a plan (the “2006 Plan”) for the repurchase of up to 50 million shares of BB&T’s common stock as needed for general corporate purposes. The 2006 Plan also authorizes the repurchase of the remaining shares from the previous authorization. The 2006 Plan remains in effect until all the authorized shares are repurchased unless modified by the Board of Directors. No shares were repurchased in connection with the 2006 Plan during the second quarter of 2009.

Table 10
Share Repurchase Activity

	2009
				Maximum Remaining
				Number of Shares
	Total	Average	Total Shares Purchased	Available for Repurchase
	Shares	Price Paid	Pursuant to	Pursuant to
	Repurchased (1)	Per Share (2)	Publicly-Announced Plan	Publicly-Announced Plan
	(Shares in Thousands)

April 1-30	15	$19.07	-	44,139
May 1-31	6	23.39	-	44,139
June 1-30	3	22.24	-	44,139
Total	24	$20.48	-	44,139

(1)	Repurchases reflect shares exchanged or surrendered in connection with the exercise of equity-based awards under BB&T's equity-based compensation plans.
(2)	Excludes commissions.

Back to Index

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	Second Quarter 2009

SEGMENT RESULTS

          BB&T’s operations are divided into seven reportable business segments: the Banking Network, Residential Mortgage Banking, Sales Finance, Specialized Lending, Insurance Services, Financial Services and Treasury. These operating segments have been identified based primarily on BB&T’s organizational structure. See Note 13 “Operating Segments” in the “Notes to the Consolidated Financial Statements” contained herein for additional disclosures related to BB&T’s reportable business segments. Fluctuations in noninterest income and noninterest expense incurred directly by the operating segments are more fully described in the sections titled “Noninterest Income” and “Noninterest Expense” of this discussion and analysis. The following table reflects the net income (loss) for each of BB&T’s operating segments for the six month periods ended June 30, 2009 and 2008, respectively.

Table 11
BB&T Corporation
Net Income by Reportable Segments

	For the Six Months Ended
	June 30, 2009	June 30, 2008
	(Dollars in millions)

Banking Network	$347	$588
Residential Mortgage Banking	152	64
Sales Finance	(15)	14
Specialized Lending	23	8
Insurance Services	67	49
Financial Services	70	45
Treasury	199	186
All Other Segments	(7)	(7)
Parent/Reconciling Items	(310)	(87)
BB&T Corporation	$526	$860

          The $241 million decrease in net income attributable to the Banking Network segment is primarily caused by higher provision for credit losses, FDIC insurance and foreclosed property expenses. The $88 million increase in net income attributable to the Residential Mortgage Banking segment was due to record residential mortgage production revenues and from improved hedge performance of mortgage servicing assets. The decline in net income attributable to the Sales Finance segment was primarily caused by higher provision for credit losses. The increases in net income attributable to the Specialized Lending and Financial Services segments were primarily attributable to increased net interest income due to portfolio growth and improved spreads, respectively. The increase in net income attributed to the Insurance Services segment is primarily due to improved operating leverage from acquisitions. The $223 million decrease related to Parent/Reconciling Items is largely due to increased intersegment net referral expense, higher provision for credit losses, increased noninterest expense related to the FDIC special assessment, and reduced noninterest income from 2009 trading account securities losses compared to gains for the same item in 2008.

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

Back to Index

Item 1A. Risk Factors

          There have been no material changes from the risk factors disclosed in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2008. Additional risks and uncertainties not currently known to BB&T or that management has deemed to be immaterial also may materially adversely affect BB&T’s business, financial condition, and/or operating results.

Back to Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          (c) Please refer to “Share Repurchase Activity” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section herein.

Back to Index

Item 4. Submission of Matters to a Vote of Security Holders

          BB&T held its Annual Meeting of Shareholders on April 28, 2009, to consider and vote on the matters listed below. A total of 446,316,907 of the Company’s shares were present or represented by proxy at the meeting. This represented approximately 80% of the Company’s outstanding shares.

Proposal 1 – Election of Directors

          The individuals named below were re-elected to serve as directors of the Corporation for a one-year term expiring in 2010:

Name	Votes For	Votes Withheld

John A. Allison, IV	434,694,776	11,622,131
Jennifer S. Banner	416,147,450	30,169,457
Anna R. Cablik	416,027,111	30,289,796
Nelle R. Chilton	408,456,080	37,860,827
Ronald E. Deal	338,226,377	108,090,530
Tom D. Efird	416,170,980	30,145,927
Barry J. Fitzpatrick	434,823,084	11,493,823
L. Vincent Hackley, PhD.	435,458,022	10,858,885
Jane P. Helm	416,007,738	30,309,169
John P. Howe III, M.D.	437,366,314	8,950,593
Kelly S. King	436,221,298	10,095,608
James H. Maynard	436,646,200	9,670,707
Albert O. McCauley	436,385,913	9,930,994
J. Holmes Morrison	435,728,172	10,588,735
Nido R. Qubein	427,920,479	18,396,428
Thomas N. Thompson	416,284,364	30,032,543
Stephen T. Williams	437,730,821	8,586,086

Proposal 2 – Approval of Amendments to the Corporation’s Amended and Restated 2004 Stock Incentive Plan and Re-Approval of the Plan for Certain Federal Tax Purposes

          Shareholders approved an amendment to the Corporation’s Amended and Restated 2004 Stock Incentive Plan to increase the number of shares of BB&T Common Stock issuable under the plan and certain other amendments as described in the Corporation’s proxy statement.

Votes For	Votes Against	Votes Abstained
209,592,754	111,102,689	4,308,655

Proposal 3 – Approval of an Advisory Proposal Regarding BB&T’s Overall Pay-For-Performance Executive Compensation Program

          Shareholders approved BB&T’s overall pay-for-performance executive compensation program as described in the Corporation’s proxy statement.

Votes For	Votes Against	Votes Abstained
355,289,540	84,654,661	6,372,247

Proposal 4 – Ratification of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm

          Shareholders ratified the reappointment of PricewaterhouseCoopers LLP to be BB&T’s independent registered public accounting firm for the year 2009.

Votes For	Votes Against	Votes Abstained
438,739,388	5,936,612	1,640,446

Proposal 5 – Shareholder Proposal Relating to Majority Voting

          Shareholders supported management’s recommendation, rejecting the shareholder proposal relating to majority voting in director elections.

Votes For	Votes Against	Votes Abstained
131,780,601	185,956,178	7,267,300

Back to Index

Item 6. Exhibits

11	Statement re: Computation of Earnings Per Share.

12	Statement re: Computation of Ratios.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Back to Index

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BB&TCORPORATION
(Registrant)

Date:	August 10, 2009	By: /s/ Daryl N. Bible
Daryl N. Bible, Senior Executive Vice
President and Chief Financial Officer
(Principal Financial Officer)
Date:	August 10, 2009	By: /s/ Edward D. Vest
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