Form 10-Q/A
period 2009-06-30
BB&T CORP
filed 2009-08-13
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

          The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2009, as filed with the Securities and Exchange Commission on August 10, 2009, is to correct the presentation of the amounts related to other comprehensive income for the reclassification adjustments for gains recognized in net income and the unrealized holding gains arising during the period on securities available for sale. These amounts are included in the Consolidated Statements of Shareholders’ Equity on Page 4.

(Dollars In Millions)	For the Six Month Period Ended June 30, 2009

	Originally Reported		As Revised
	Tax Effect	After Tax	Tax Effect	After Tax
Unrealized holding gains (losses) arising during the period
on securities available for sale	$(104)	$(165)	$24	$45
Reclassification adjustment for losses (gains)
on securities available for sale included in net income	$64	$105	$(64)	$(105)
Change in unrealized gains (losses) on securities	$(40)	$(60)	$(40)	$(60)

          No other changes have been made to the Form 10-Q other than those described above.

          In addition, this Amendment No. 1 also provides Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 to this report includes the following financial and related information from BB&T Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Changes in Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)
(Dollars in millions, except per share data, shares in thousands)

						Accumulated
	Shares of			Additional		Other		Total
	Common	Preferred	Common	Paid-In	Retained	Comprehensive	Noncontrolling	Shareholders'
	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Interest	Equity
Balance, January 1, 2008	545,955	$-	$2,730	$3,087	$6,919	$(104)	$32	$12,664
Add (Deduct):
Comprehensive income (loss):
Net income	-	-	-	-	856	-	4	860
Unrealized holding gains (losses) arising during the period
on securities available for sale, net of tax of $(128)	-	-	-	-	-	(213)	-	(213)
Reclassification adjustment for losses (gains)
on securities available for sale included in net
income, net of tax of $(20)	-	-	-	-	-	(33)	-	(33)
Change in unrealized gains (losses) on securities, net of tax	-	-	-	-	-	(246)	-	(246)
Change in unrecognized gains (losses) on cash flow hedges,
net of tax of $14	-	-	-	-	-	13	-	13
Change in pension and postretirement liability, net of tax	-	-	-	-	-	(2)	-	(2)
Total comprehensive income (loss)	-	-	-	-	856	(235)	4	625

Common stock issued:
In connection with stock option exercises
and other employee benefits, net of cancellations	959	-	5	21	-	-	-	26
In connection with dividend reinvestment plan	14		-	-	-	-	-	-
Cash dividends declared on common stock, $.93 per share	-	-	-	-	(509)	-	-	(509)
Cumulative effect of adoption of EITF 06-4 and EITF 06-10	-	-	-	-	(8)	-	-	(8)
Equity-based compensation expense	-	-	-	38	-	-	-	38
Other, net	-	-	-	-	-	-	2	2
Balance, June 30, 2008	546,928	$-	$2,735	$3,146	$7,258	$(339)	$38	$12,838

Balance, January 1, 2009	559,248	$3,082	$2,796	$3,510	$7,381	$(732)	$44	$16,081
Add (Deduct):
Comprehensive income (loss):
Net income	-	-	-	-	516	-	10	526
Unrealized holding gains (losses) arising during the period
on securities available for sale, net of tax of $24	-	-	-	-	-	45	-	45
Reclassification adjustment for losses (gains)
on securities available for sale included in net
income, net of tax of $(64)	-	-	-	-	-	(105)	-	(105)

Change in unrealized gains (losses) on securities, net of tax	-	-	-	-	-	(60)	-	(60)

Change in unrecognized gains (losses) on cash flow hedges,
net of tax of $28	-	-	-	-	-	44	-	44

Change in pension and postretirement liability, net of tax of $11	-	-	-	-	-	17	-	17

Foreign currency translation adjustment, net of tax of $(2)	-	-	-	-	-	1	-	1

Total comprehensive income (loss)	-	-	-	-	516	2	10	528

Common stock issued:
In purchase acquisitions	96	-	1	1	-	-	-	2
In connection with stock option exercises
and other employee benefits, net of cancellations	100	-	-	-	-	-	-	-
In connection with dividend reinvestment plan	2,374	-	12	38	-	-	-	50
In common stock offering	86,250	-	431	1,242	-	-	-	1,673
Redemption of preferred stock	-	(3,134)	-	-	-	-	-	(3,134)
Cash dividends declared on common stock, $.62 per share	-	-	-	-	(363)	-	-	(363)
Cash dividends accrued on preferred stock	-	-	-	-	(73)	-	-	(73)
Equity-based compensation expense	-	-	-	36	-	-	-	36
Other, net	-	52	-	1	(52)	-	(9)	(8)
Balance, June 30, 2009	648,068	$-	$3,240	$4,828	$7,409	$(730)	$45	$14,792

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

BB&T CORPORATION
(Registrant)

Date:	August 13, 2009	By: /s/ Daryl N. Bible
Daryl N. Bible, Senior Executive Vice
President and Chief Financial Officer
(Principal Financial Officer)
Date:	August 13, 2009	By: /s/ Edward D. Vest
Edward D. Vest, Executive Vice President
and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description	Location
No.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document