Form 10-Q
period 2009-09-30
BB&T CORP
filed 2009-11-09
CIK 92230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2009

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑

At October 31, 2009, 687,617,017 shares of the Registrant’s common stock, $5 par value, were outstanding.

BB&T CORPORATION

FORM 10-Q

September 30, 2009

Item 1.	Financial Statements

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share data, shares in thousands)

	September 30, 2009	December 31, 2008
Assets
Cash and due from banks	$1,292	$1,639
Interest-bearing deposits with banks	579	751
Federal funds sold and securities purchased under resale agreements or similar arrangements	520	350
Segregated cash due from banks	286	379
Trading securities at fair value	686	376
Securities available for sale at fair value ($1,176 covered by FDIC loss share at September 30, 2009)	34,133	32,843
Loans held for sale ($3,083 and $1,396 at fair value at September 30, 2009 and December 31, 2008, respectively)	3,126	1,424
Loans and leases ($8,305 covered by FDIC loss share at September 30, 2009)	103,901	97,245
Allowance for loan and lease losses	(2,379)	(1,574)

Loans and leases, net of allowance for loan and lease losses	101,522	95,671

FDIC loss share receivable	3,336	—
Premises and equipment	1,591	1,580
Goodwill	6,183	5,483
Core deposit and other intangible assets	645	542
Residential mortgage servicing rights at fair value	639	370
Other assets ($182 of foreclosed property and other assets covered by FDIC loss share at September 30, 2009)	10,790	10,607

Total assets	$165,328	$152,015

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$18,673	$13,649
Interest checking	3,621	2,576
Other client deposits	48,878	39,413
Client certificates of deposit	32,553	27,937
Other interest-bearing deposits	10,785	15,038

Total deposits	114,510	98,613

Federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	8,357	10,788
Long-term debt	21,317	18,032
Accounts payable and other liabilities	5,002	8,501

Total liabilities	149,186	135,934

Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, liquidation preference of $1,000,000 per share	—	3,082
Common stock, $5 par	3,437	2,796
Additional paid-in capital	5,563	3,510
Retained earnings	7,458	7,381
Accumulated other comprehensive loss, net of deferred income taxes of $(223) at September 30, 2009 and $(438) at December 31, 2008	(364)	(732)
Noncontrolling interest	48	44

Total shareholders’ equity	16,142	16,081

Total liabilities and shareholders’ equity	$165,328	$152,015

Common shares outstanding	687,446	559,248
Common shares authorized	1,000,000	1,000,000
Preferred shares outstanding	—	3
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in millions, except per share data, shares in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Interest Income
Interest and fees on loans and leases	$1,414	$1,499	$4,072	$4,595
Interest and dividends on securities	329	287	986	859
Interest on other earning assets	2	7	6	24

Total interest income	1,745	1,793	5,064	5,478

Interest Expense
Interest on deposits	311	449	977	1,468
Interest on federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	11	48	51	195
Interest on long-term debt	186	208	515	642

Total interest expense	508	705	1,543	2,305

Net Interest Income	1,237	1,088	3,521	3,173
Provision for credit losses	709	364	2,086	917

Net Interest Income After Provision for Credit Losses	528	724	1,435	2,256

Noninterest Income
Insurance income	254	232	787	681
Service charges on deposits	180	176	504	502
Investment banking and brokerage fees and commissions	89	84	263	258
Mortgage banking income	144	83	516	199
Checkcard fees	59	52	165	151
Other nondeposit fees and commissions	59	47	165	140
Trust and investment advisory revenues	36	37	101	115
Bankcard fees and merchant discounts	41	38	115	113
Income from bank-owned life insurance	24	24	72	62
Other income	23	6	76	103
Securities gains (losses), net
Realized gains (losses), net	34	54	240	107
Other-than-temporary impairments	(3)	(41)	(117)	(41)
Less non-credit portion recognized in other comprehensive income	—	—	77	—

Total securities gains (losses), net	31	13	200	66

Total noninterest income	940	792	2,964	2,390

Noninterest Expense
Personnel expense	644	552	1,867	1,664
Occupancy and equipment expense	149	127	406	374
Professional services	68	55	185	140
Foreclosed property expense	118	22	214	52
Regulatory charges	44	8	183	17
Loan processing expenses	38	32	101	96
Amortization of intangibles	29	25	78	77
Merger-related and restructuring charges, net	18	5	29	11
Other expenses	212	179	507	468

Total noninterest expense	1,320	1,005	3,570	2,899

Earnings
Income before income taxes	148	511	829	1,747
Provision for income taxes	(9)	149	146	525

Net income	157	362	683	1,222

Noncontrolling interest	5	4	15	8
Dividends and accretion on preferred stock	—	—	124	—

Net income available to common shareholders	$152	$358	$544	$1,214

Earnings Per Common Share
Basic	$.23	$.65	$.89	$2.22

Diluted	$.23	$.65	$.88	$2.20

Cash dividends paid	$.15	$.47	$1.09	$1.39

Weighted Average Shares Outstanding
Basic	665,408	549,761	609,698	547,543

Diluted	672,457	553,544	615,307	551,144

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

(Dollars in millions, except per share data, shares in thousands)

	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, January 1, 2008	545,955	$—	$2,730	$3,087	$6,919	$(104)	$32	$12,664
Add (Deduct):
Comprehensive income (loss):
Net income	—	—	—	—	1,214	—	8	1,222
Net change in other comprehensive income (loss)	—	—	—	—	—	(357)	—	(357)

Total comprehensive income (loss) (Note 10)	—	—	—	—	1,214	(357)	8	865

Common stock issued:
In purchase acquisitions	1,181	—	6	27	—	—	—	33
In connection with stock option exercises and other employee benefits, net of cancellations	1,857	—	9	43	—	—	—	52
In connection with dividend reinvestment plan	813		4	19	—	—	—	23
In connection with private placement to BB&T pension plan	2,458		12	41	—	—	—	53
Cash dividends declared on common stock, $1.40 per share	—	—	—	—	(768)	—	—	(768)
Cumulative effect of adoption of accounting principle	—	—	—	—	(8)	—	—	(8)
Equity-based compensation expense	—	—	—	61	—	—	—	61
Other, net	(5)	—	—	—	—	—	5	5

Balance, September 30, 2008	552,259	$—	$2,761	$3,278	$7,357	$(461)	$45	$12,980

Balance, January 1, 2009	559,248	$3,082	$2,796	$3,510	$7,381	$(732)	$44	$16,081
Add (Deduct):
Comprehensive income (loss):
Net income	—	—	—	—	668	—	15	683
Net change in other comprehensive income (loss)	—	—	—	—	—	368	—	368

Total comprehensive income (loss) (Note 10)	—	—	—	—	668	368	15	1,051

Common stock issued:
In purchase acquisitions	96	—	1	1	—	—	—	2
In connection with stock option exercises and other employee benefits, net of cancellations	329	—	2	2	—	—	—	4
In connection with dividend reinvestment plan	2,396	—	12	39	—	—	—	51
In connection with 401(k) plan	665	—	3	13	—	—	—	16
In common stock offerings	124,712	—	623	2,014	—	—	—	2,637
Redemption of preferred stock and warrant	—	(3,134)	—	(67)	—	—	—	(3,201)
Cash dividends declared on common stock, $.77 per share	—	—	—	—	(467)	—	—	(467)
Cash dividends accrued on preferred stock	—	—	—	—	(73)	—	—	(73)
Equity-based compensation expense	—	—	—	50	—	—	—	50
Other, net	—	52	—	1	(51)	—	(11)	(9)

Balance, September 30, 2009	687,446	$—	$3,437	$5,563	$7,458	$(364)	$48	$16,142

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in millions)

	For the Nine Months Ended September 30,
	2009	2008
Cash Flows From Operating Activities:
Net income	$683	$1,222
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	2,086	917
Depreciation	166	146
Amortization of intangibles	78	77
Equity-based compensation	50	61
Discount accretion and premium amortization on long-term debt, net	46	74
Gain on sales of securities, net	(200)	(66)
Net (increase) decrease in trading securities	(310)	461
Net increase in loans held for sale	(539)	(600)
Net decrease (increase) in other assets	255	(2,289)
Net (decrease) increase in accounts payable and other liabilities	(3,429)	513
Decrease (increase) in segregated cash due from banks	93	(99)
Other, net	154	17

Net cash (used in) provided by operating activities	(867)	434

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	17,060	12,374
Proceeds from maturities, calls and paydowns of securities available for sale	6,087	3,774
Purchases of securities available for sale	(20,117)	(14,827)
Originations and purchases of loans and leases, net of principal collected	44	(5,360)
Net cash acquired (paid) in business combinations	4,478	(159)
Proceeds from disposals of premises and equipment	5	4
Purchases of premises and equipment	(128)	(152)
Proceeds from sales of foreclosed property or other real estate held for sale	253	106
Other, net	—	95

Net cash provided by (used in) investing activities	7,682	(4,145)

Cash Flows From Financing Activities:
Net (decrease) increase in deposits	(3,399)	1,626
Net decrease in federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	(2,506)	(559)
Proceeds from issuance of long-term debt	3,490	4,901
Repayment of long-term debt	(3,542)	(2,342)
Net proceeds from common stock issued	2,708	128
Retirement of preferred stock and warrant	(3,201)	—
Cash dividends paid on common stock	(624)	(760)
Cash dividends paid on preferred stock	(93)	—
Other, net	3	(8)

Net cash (used in) provided by financing activities	(7,164)	2,986

Net Decrease in Cash and Cash Equivalents	(349)	(725)
Cash and Cash Equivalents at Beginning of Period	2,740	3,117

Cash and Cash Equivalents at End of Period	$2,391	$2,392

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,555	$2,335
Income taxes	416	562
Noncash investing and financing activities:
Transfers of loans to foreclosed property	1,160	374

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2009

NOTE 1. Basis of Presentation

General

In the opinion of management, the accompanying unaudited Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders’ Equity, and Consolidated Statements of Cash Flows of BB&T Corporation and subsidiaries (referred to herein as “BB&T”, the “Corporation” or the “Company”), are fair statements of BB&T’s financial position at September 30, 2009 and December 31, 2008, BB&T’s results of operations for the three and nine month periods ended September 30, 2009 and 2008, and BB&T’s changes in shareholders’ equity and cash flows for the nine month periods ended September 30, 2009 and 2008. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the consolidated financial position and consolidated results of operations have been made. Management has evaluated the effect subsequent events would have on the consolidated financial statements through the time these consolidated financial statements were filed with the Securities and Exchange Commission on November 9, 2009.

These consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the financial statements and footnotes included in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2008 should be referred to in connection with these unaudited interim consolidated financial statements.

Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance relating to FASB Codification Topic 105-10: Generally Accepted Accounting Principles (“Topic 105-10”). The FASB CodificationTM is the single source of authoritative nongovernmental generally accepted accounting principles (“GAAP”) in the United States of America. Topic 105-10 is effective for financial statements that cover interim and annual periods ending after September 15, 2009. Other than resolving certain minor inconsistencies in current GAAP, Topic 105-10 is not intended to change GAAP, but rather to make it easier to review and research GAAP applicable to a particular transaction or specific accounting issue.

Nature of Operations

BB&T is a financial holding company headquartered in Winston-Salem, North Carolina. BB&T conducts operations through its North Carolina chartered commercial bank subsidiary, Branch Banking and Trust Company (“Branch Bank”), a federally chartered thrift institution, BB&T Financial, FSB (“BB&T FSB”) and its nonbank subsidiaries. Branch Bank has offices in North Carolina, South Carolina, Virginia, West Virginia, Florida, Kentucky, Georgia, Maryland, Alabama, Tennessee, Texas, Nevada, Indiana and Washington, D.C. Branch Bank provides a wide range of banking services to individuals and businesses, and offers a variety of loans to businesses and consumers. Such loans are made primarily to individuals residing in the market areas described above or to businesses located within BB&T’s geographic footprint. Branch Bank also markets a wide range of deposit services to individuals and businesses. Branch Bank offers, either directly, or through its subsidiaries, lease financing to businesses and municipal governments; factoring; discount brokerage services, annuities and mutual funds; life insurance, property and casualty insurance, health insurance and commercial general liability insurance on an agency basis and through a wholesale insurance brokerage operation; insurance premium financing; permanent financing arrangements for commercial real estate; loan servicing for third-party investors; direct consumer finance loans to individuals; trust and comprehensive wealth advisory services and association services. BB&T FSB and the direct nonbank subsidiaries of BB&T provide a variety of financial services including credit card lending, automobile lending, equipment financing, full-service securities brokerage, payroll processing, asset management and capital markets services.

BB&T Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)	Third Quarter 2009

Principles of Consolidation

The consolidated financial statements of BB&T include the accounts of BB&T Corporation and those subsidiaries that are majority owned by BB&T and over which BB&T exercises control. In consolidation, all significant intercompany accounts and transactions are eliminated. The results of operations of companies or assets acquired are included only from the dates of acquisition. All material wholly owned and majority owned subsidiaries are consolidated unless accounting principles generally accepted in the United States of America require otherwise.

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

Reclassifications

BB&T adopted new guidance impacting FASB Topic 810-10: Consolidation on January 1, 2009. This guidance requires that a noncontrolling interest in a subsidiary be accounted for as equity in the consolidated balance sheet and that net income include the amounts for both the parent and the noncontrolling interest, with a separate amount presented in the income statement for the noncontrolling interest share of net income. This guidance also expands the disclosure requirements and provides guidance on how to account for changes in the ownership interest of a subsidiary. In accordance with this guidance, BB&T retrospectively applied the presentation and disclosure provisions for all periods presented. The amounts reclassified in connection with the adoption of this guidance were not material to the consolidated financial statements.

In certain other instances, amounts reported in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation. Such reclassifications had no effect on previously reported cash flows, shareholders’ equity or net income.

BB&T Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)	Third Quarter 2009

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

Changes in Accounting Principles and Effects of New Accounting Pronouncements

BB&T adopted new guidance impacting FASB Topic 805: Business Combinations (“Topic 805”) on January 1, 2009. This guidance requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. Disclosures required by Topic 805 are included in Note 2 to these consolidated financial statements.

In April 2009, the FASB issued new guidance impacting Topic 805. This guidance addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance was effective for BB&T for business combinations entered into on or after January 1, 2009. This guidance did not have a material impact on BB&T’s consolidated financial statements.

BB&T adopted new guidance impacting FASB Topic 815-10: Derivatives and Hedging on January 1, 2009. This guidance requires that an entity provide enhanced disclosures related to derivative and hedging activities. The additional disclosures required by this guidance are included in Note 13 to these consolidated financial statements.

BB&T adopted new guidance impacting FASB Topic 350-30: Intangibles – Goodwill and Other on January 1, 2009. This amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under GAAP. The adoption of this guidance was not material to the consolidated financial statements.

In December 2008, the FASB issued new guidance impacting FASB Topic 715-20: Compensation Retirement Benefits – Defined Benefit Plans – General. The objectives of this guidance are to provide users of the financial statements with more detailed information related to the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, as well as how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. The disclosures about plan assets required by this guidance will be effective for BB&T on December 31, 2009.

In April 2009, the FASB issued new guidance impacting FASB Topic 820: Fair Value Measurements and Disclosures (“Topic 820”). This provides additional guidance for estimating fair value when the volume and

BB&T Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)	Third Quarter 2009

level of activity for the asset or liability have significantly decreased. This also includes guidance on identifying circumstances that indicate a transaction is not orderly and requires additional disclosures of valuation inputs and techniques in interim periods and defines the major security types that are required to be disclosed. This guidance was effective for BB&T on April 1, 2009. The additional disclosures required by this guidance are included in Note 12 to these consolidated financial statements.

In April 2009, the FASB issued new guidance impacting FASB Topic 320-10: Investments – Debt and Equity Securities. This guidance amends GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance was effective for BB&T on April 1, 2009. BB&T did not have any cumulative effect adjustment related to the adoption of this guidance and the additional disclosures required are included in the Consolidated Statements of Income and in Note 3 to these consolidated financial statements.

In April 2009, the FASB issued new guidance impacting FASB Topic 825-10: Financial Instruments. This guidance amends GAAP to require disclosures about fair value of financial instruments in interim periods, as well as in annual periods. The additional disclosures required by this guidance are included in Note 12 to these consolidated financial statements.

In May 2009, the FASB issued new guidance impacting FASB Topic 855: Subsequent Events. This provides guidance on management’s assessment of subsequent events that occur after the balance sheet date through the date that the financial statements are issued. This guidance is generally consistent with current accounting practice. In addition, it requires certain additional disclosures. This guidance was effective for periods ending after June 15, 2009 and had no impact on BB&T’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (“SFAS No. 166”). The objective of SFAS No. 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. SFAS No. 166 is effective for financial asset transfers occurring after December 31, 2009. BB&T is currently evaluating the provisions of SFAS No. 166.

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

In August 2009, the FASB issued new guidance impacting Topic 820. This guidance is intended to reduce ambiguity in financial reporting when measuring the fair value of liabilities. This guidance was effective for the first reporting period (including interim periods) after issuance and had no impact on BB&T’s consolidated financial statements.

In September 2009, the FASB issued new guidance impacting Topic 820. This creates a practical expedient to measure the fair value of an alternative investment that does not have a readily determinable fair value. This guidance also requires certain additional disclosures. This guidance is effective for interim and annual periods ending after December 15, 2009. BB&T is currently evaluating the new guidance.

BB&T Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)	Third Quarter 2009

NOTE 2. Business Combinations

Acquisitions

On August 14, 2009, Branch Bank entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to acquire certain assets and assume substantially all of the deposits and certain liabilities of Colonial Bank, an Alabama state-chartered bank headquartered in Montgomery, Alabama (“Colonial Bank”).

Colonial Bank operated 357 locations in Florida, Alabama, Georgia, Texas and Nevada. Excluding the effects of purchase accounting adjustments, Branch Bank assumed approximately $19.2 billion of the deposits of Colonial Bank. Additionally, Branch Bank purchased approximately $14.3 billion in loans, $165 million of other real estate owned (“OREO”) and $3.7 billion of investment securities. In connection with the acquisition, Branch Bank also entered into loss sharing agreements with the FDIC. Approximately $14.3 billion of acquired loans and OREO and $1.1 billion of the purchased investment securities are covered by loss sharing agreements between the FDIC and Branch Bank.

Pursuant to the terms of these loss sharing agreements, the FDIC’s obligation to reimburse Branch Bank for losses with respect to certain loans, OREO, certain investment securities and other assets (collectively, “covered assets”), begins with the first dollar of loss incurred. The terms of the loss sharing agreement with respect to certain non-agency mortgage-backed securities totaling $624 million provides that Branch Bank will be reimbursed by the FDIC for 95% of any and all losses. All other covered assets are subject to a stated threshold of $5.0 billion that provides for the FDIC to reimburse Branch Bank for (1) 80% of losses incurred up to $5 billion and (2) 95% of losses in excess of $5 billion. Gains and recoveries on covered assets will offset losses, or be paid to the FDIC, at the applicable loss share percentage at the time of recovery.

The loss sharing agreement applicable to single family residential mortgage loans provides for FDIC loss sharing and Branch Bank reimbursement to the FDIC, in each case as described above, for ten years. The loss sharing agreement applicable to commercial loans and other covered assets provides for FDIC loss sharing for five years and Branch Bank reimbursement to the FDIC for gains and recoveries for a total of eight years, in each case as described above.

The loss sharing agreements are subject to certain servicing procedures as specified in the agreements. The expected reimbursements under the loss sharing agreements were recorded as an indemnification asset at their estimated fair value of $3.3 billion on the acquisition date.

On October 15, 2019, BB&T is required to pay the FDIC 55% of the excess, if any, of (i) $1 billion over (ii) the sum of (A) 25% of the total net amounts paid to BB&T under both of the loss sharing agreements (i.e., BB&T’s payments received from the FDIC for losses, offset by BB&T’s payments made to the FDIC for recoveries) plus (B) 20% of the deemed total cost to BB&T of administering the assets covered under the loss sharing agreements other than shared loss securities. The deemed total cost to BB&T of administering the covered assets is the sum of 2% of the average of the principal amount of shared loss loans and shared loss assets (other than the shared loss securities) based on the beginning and end of year balances for each of the 10 years during which the shared loss agreements are in effect. In addition, any payments made by either party with respect to the securities with a 95% loss share will be excluded from this calculation.

Branch Bank did not immediately acquire the real estate, banking facilities, furniture or equipment of Colonial Bank as part of the purchase and assumption agreement. However, Branch Bank has the option to purchase the real estate and furniture and equipment from the FDIC. The term of this option expires 170 days

BB&T Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)	Third Quarter 2009

after August 14, 2009, unless extended by the FDIC. Acquisition costs of the real estate and furniture and equipment will be based on current appraisals and determined at a later date. Currently all banking facilities and equipment are leased from the FDIC on a month-to-month basis.

Branch Bank has determined that the acquisition of the net assets of Colonial Bank constitutes a business acquisition as defined by Topic 805. Accordingly, the assets acquired and liabilities assumed as of August 14, 2009 are presented at their fair values in the table below as required by that topic. Fair values were determined based on the requirements of Topic 820. In many cases the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. These fair value estimates are considered preliminary, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. Branch Bank and the FDIC are engaged in ongoing discussions that may impact which assets and liabilities are ultimately acquired or assumed by Branch Bank and/or the purchase price. In addition, the tax treatment of FDIC assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition date.

Approximately $690 million of goodwill and a $176 million core deposit intangible were recorded in connection with this transaction. The goodwill was assigned to BB&T’s banking network segment. All of the goodwill and core deposit intangible assets recognized are deductible for income tax purposes.

	As Recorded by Colonial Bank	Fair Value Adjustments	As Recorded by BB&T
	(Dollars in millions)
Assets:
Cash, due from banks and federal funds sold	$185	$—	$185
Interest-bearing deposits in banks and the Federal Reserve	876	—	876
Investment securities (including $1,145 of covered securities)	3,723	(1)	3,722
Covered loans held for sale	1,139	—	1,139
Covered loans	12,954	(4,628)	8,326
Non-covered loans	235	(64)	171

Total loans	14,328	(4,692)	9,636
Goodwill	—	690	690
Core deposit intangible	—	176	176
Covered other real estate owned	165	(28)	137
Federal Deposit Insurance Corporation loss share indemnification asset	—	3,346	3,346
Other assets (including $36 of covered assets)	360	1	361

Total assets acquired	$19,637	$(508)	$19,129

Liabilities:
Deposits	$19,205	$131	$19,336
Repurchase agreements	74	—	74
Advances from Federal Home Loan Bank of Atlanta	3,341	313	3,654
Accrued expenses and other liabilities	90	96	186

Total liabilities assumed	$22,710	$540	$23,250

Due from FDIC for net liabilities assumed	$3,073	$1,048	$4,121

BB&T Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)	Third Quarter 2009

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above.

Cash, due from banks and federal funds sold, interest-bearing deposits in banks and the Federal Reserve

The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets.

Investment Securities

Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair value estimates are based on observable inputs including quoted market prices for similar instruments, quoted market prices that are not in an active market or other inputs that are observable in the market. In the absence of observable inputs, fair value is estimated based on pricing models and/or discounted cash flow methodologies.

Loans

Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity concerns. The discount rate does not include a factor for credit losses as that has been included in the estimated cash flows.

Core deposit intangible

This intangible asset represents the value of the relationships that Colonial Bank had with its deposit customers. The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base, reserve requirements and the net maintenance cost attributable to customer deposits.

Other real estate owned

OREO is presented at the estimated present value that management expects to receive when the property is sold, net of related costs of disposal.

FDIC loss share indemnification asset

This loss sharing asset is measured separately from the related covered asset as it is not contractually embedded in the assets and is not transferable with the assets should Branch Bank choose to dispose of them. Fair value was estimated using projected cash flows related to the loss sharing agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. These expected reimbursements do not include reimbursable amounts related to future covered expenditures. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.

BB&T Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)	Third Quarter 2009

Deferred taxes

Deferred taxes totaling approximately $24 million, which are reflected in the other assets line in the table above, relate to a difference between the financial statement and tax basis of the acquired loans and loss share indemnification asset. Deferred taxes are reported based upon the principles in FASB Topic 740: Income Taxes, and are calculated based on the estimated federal and state income tax rates currently in effect for BB&T.

Deposits

The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition equal the amount payable on demand at the acquisition date. The fair values for time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered to the interest rates embedded on such time deposits.

Advances from Federal Home Loan Bank of Atlanta

The fair values of Federal Home Loan Bank (FHLB) advances were based on pricing supplied by the FHLB.

The operating results of BB&T for the period ended September 30, 2009 include the operating results produced by the acquired assets and assumed liabilities for the period of August 15, 2009 to September 30, 2009 and were not material to the three or nine months ended September 30, 2009. Due primarily to BB&T acquiring only certain assets and liabilities of Colonial Bank, the significant amount of fair value adjustments, and the FDIC loss sharing agreements now in place, historical results of Colonial Bank are not material to BB&T’s results, and thus no pro forma information is presented.

On October 9, 2009, BB&T entered into a definitive agreement to sell certain Nevada branch locations that were acquired from Colonial Bank and approximately $800 million in deposits. The sale is expected to close in the first quarter of 2010, subject to regulatory approval.

Other Acquisitions

During the first nine months of 2009, BB&T acquired certain assets of an insurance premium financing business and two commercial real estate servicing businesses. Approximately $9 million of goodwill and $6 million of identifiable intangibles were recorded in connection with these acquisitions.

BB&T Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)	Third Quarter 2009

NOTE 3. Securities

The amortized cost and approximate fair values of securities available for sale were as follows:

	September 30, 2009
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(Dollars in millions)
Securities available for sale:
U.S. government-sponsored entities (GSE)	$2,643	$24	$—	$2,667
Mortgage-backed securities issued by GSE	25,880	326	54	26,152
States and political subdivisions	2,238	99	128	2,209
Non-agency mortgage-backed securities	1,393	—	332	1,061
Equity and other securities	849	20	1	868
Covered securities	1,152	35	11	1,176

Total securities available for sale	$34,155	$504	$526	$34,133

	December 31, 2008
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(Dollars in millions)
Securities available for sale:
U.S. government-sponsored entities (GSE)	$1,320	$13	$—	$1,333
Mortgage-backed securities issued by GSE	27,117	338	25	27,430
States and political subdivisions	2,413	8	344	2,077
Non-agency mortgage-backed securities	1,573	—	475	1,098
Equity and other securities	937	2	34	905

Total securities available for sale	$33,360	$361	$878	$32,843

Covered securities include $861 million of non-agency mortgage-backed securities and $315 million of municipal securities acquired as part of the Colonial Bank transaction. All covered securities are covered by one of the FDIC loss share agreements as further discussed in Note 2 to these consolidated financial statements.

At September 30, 2009 and December 31, 2008, securities with carrying value of approximately $15.2 billion and $16.1 billion were pledged to secure municipal deposits, securities sold under agreements to repurchase, other borrowings, and for other purposes as required or permitted by law.

BB&T had certain investments in marketable debt securities and mortgage-backed securities issued by Fannie Mae and Freddie Mac that exceeded ten percent of shareholders’ equity at September 30, 2009. The Fannie Mae investments had total amortized cost and fair values of $17.7 billion and $17.9 billion, respectively at September 30, 2009, while Freddie Mac investments had total amortized cost and fair values of $7.0 billion and $7.1 billion, respectively.

At September 30, 2009, non-agency mortgage-backed securities primarily consisted of residential mortgage-backed securities. Equity securities include investments in stock issued by the FHLB of Atlanta. At September 30, 2009 and December 31, 2008, BB&T held $656 million and $479 million, respectively, of investments in FHLB stock.

BB&T Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)	Third Quarter 2009

Proceeds from sales of securities available for sale during the first nine months of 2009 and 2008 were $17.1 billion and $12.4 billion, respectively. Gross gains of $241 million and gross losses of $1 million were realized in 2009 and $136 million of gross gains and $29 million of gross losses were realized in 2008.

The amortized cost and estimated fair value of the debt securities portfolio at September 30, 2009, by contractual maturity, are shown in the accompanying table. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity.

	September 30, 2009
	Available for Sale
	Amortized Cost	Fair Value
	(Dollars in millions)
Debt Securities:
Due in one year or less	$617	$619
Due after one year through five years	222	228
Due after five years through ten years	3,651	3,745
Due after ten years	28,809	28,666

Total debt securities	33,299	33,258
Total securities with no stated maturity	856	875

Total securities	$34,155	$34,133

BB&T Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)	Third Quarter 2009

The following tables reflect the gross unrealized losses and fair values of BB&T’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates presented.

	September 30, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Securities:
U.S. government-sponsored entities (GSE)	$1	$—	$—	$—	$1	$—
Mortgage-backed securities issued by GSE	9,114	51	611	3	9,725	54
States and political subdivisions	224	70	289	58	513	128
Non-agency mortgage-backed securities	185	74	858	258	1,043	332
Equity and other securities	4	1	1	—	5	1
Covered securities	565	11	—	—	565	11

Total temporarily impaired securities	$10,093	$207	$1,759	$319	$11,852	$526

	December 31, 2008
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Securities:
Mortgage-backed securities issued by GSE	$4,388	$24	$191	$1	$4,579	$25
States and political subdivisions	1,174	174	328	170	1,502	344
Non-agency mortgage-backed securities	629	235	469	240	1,098	475
Equity and other securities	159	33	20	1	179	34

Total temporarily impaired securities	$6,350	$466	$1,008	$412	$7,358	$878

BB&T periodically evaluates available-for-sale securities for other-than-temporary impairment. Based on its evaluations during the first nine months of 2009, BB&T recorded $40 million of other-than-temporary impairments related to certain debt and equity securities. As of September 30, 2009, BB&T had recognized $1 million of other-than-temporary impairments on certain debt securities where a portion of the impairment was recorded in other comprehensive income.

On September 30, 2009, BB&T held certain investment securities having continuous unrealized loss positions for more than 12 months. As of September 30, 2009, the unrealized losses on these securities totaled $319 million. Substantially all of these losses were in non-agency mortgage-backed and municipal securities. At September 30, 2009, all of the available-for-sale debt securities in an unrealized loss position were investment grade with the exception of (a) one auction rate security with a book value of $1 million; (b) two municipal bonds with a book value of $9 million and (c) eleven non-agency mortgage-backed securities with a book value of $890 million. All of the non-investment grade securities referenced above were initially investment grade and

BB&T Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)	Third Quarter 2009

have been downgraded since purchase. BB&T evaluated all of its debt securities for credit impairment. During the third quarter of 2009, BB&T determined that the non-investment grade auction rate security had credit losses evident and recorded other-than-temporary impairment. As of September 30, 2009, BB&T’s evaluation of the other securities with continuous unrealized losses indicated that there were no credit losses evident. Furthermore, BB&T does not intend to sell and it is more likely than not that the Company will not be required to sell these debt securities before the anticipated recovery of the amortized cost basis. See the “Summary Analysis Supporting Conclusions” section below for further details regarding BB&T’s below investment grade securities with significant unrealized losses.

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

BB&T Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)	Third Quarter 2009

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

Summary Analysis Supporting Conclusions

In all instances, the senior holders of these securities have excess value through subordination inherent in the structure and the cash flow valuation was higher than amortized cost. The following table presents a detailed analysis of non-investment grade securities with significant unrealized losses that are not covered by a loss sharing arrangement. The expected loss represents the remaining current losses plus estimated future losses on the underlying mortgage pools. The subordination coverage of expected losses represents the amount of losses the subordinate security holders are obligated to absorb (original subordination less losses incurred to date) divided by the expected losses.

Non-investment grade securities with significant unrealized losses

As of September 30, 2009

(Dollars in millions)

Security	Amortized Cost	Fair Value	Unrealized Loss	Moody’s	Credit Rating S&P	Fitch	Expected Loss	Subordination Coverage of Expected Loss	Cash Flow Valuation

RMBS 1	$64	$51	$(13)		CCC	CC	2.60%	1.5x	$74
RMBS 2	132	77	(55)		CCC	CCC	2.60%	1.5x	153
RMBS 3	64	19	(45)	Caa1	CCC	CC	5.30%	1.0x	73
RMBS 4	64	51	(13)	Ba2	B	CCC	1.70%	2.5x	74
RMBS 5	119	99	(20)	Caa2	CCC		6.00%	.9x	135
RMBS 6	51	38	(13)	B3	CCC		7.50%	.8x	59
RMBS 7	165	124	(41)	Caa1	CCC		7.50%	.8x	191
RMBS 8	59	38	(21)	Caa2		C	8.90%	.6x	68
RMBS 9	123	72	(51)		CCC	CCC	3.30%	1.9x	143

BB&T Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)	Third Quarter 2009

NOTE 4. Loans and Leases

The following table provides a breakdown of BB&T’s loan portfolio as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(Dollars in millions)
Loans and leases, net of unearned income:
Commercial loans and leases	$49,591	$50,480
Sales finance	6,493	6,354
Revolving credit	1,929	1,777
Direct retail	14,482	15,454
Residential mortgage loans	15,463	17,091
Specialized lending	7,497	6,089
Other acquired loans	141	—

Total loans and leases held for investment (excluding covered loans)	95,596	97,245
Covered loans	8,305	—

Total loans and leases held for investment	103,901	97,245
Loans held for sale	3,126	1,424

Total loans and leases	$107,027	$98,669

Covered loans represent loans acquired from the FDIC subject to one of the loss sharing agreements. Other acquired loans represent consumer loans acquired from the FDIC that are not subject to one of the loss sharing agreements.

BB&T evaluated purchased loans for impairment in accordance with the provisions of FASB Topic 310-30: Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Topic 310-30”). Purchased loans with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered impaired. The following table reflects the carrying value of all purchased impaired and nonimpaired loans as of September 30, 2009:

	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total
	(Dollars in millions)
Residential mortgage loans	$819	$899	$1,718
Commercial real estate loans	2,653	2,780	5,433
Commercial loans	93	1,061	1,154

Total covered loans	3,565	4,740	8,305
Other acquired loans	17	124	141

Total	$3,582	$4,864	$8,446

As of August 14, 2009, the preliminary estimate of the contractually required payments receivable for all purchased impaired loans acquired in the Colonial Bank transaction, including those covered and not covered under loss sharing agreements with the FDIC, were $8.0 billion, the cash flows expected to be collected were $4.4 billion including interest, and the estimated fair value of the loans was $3.6 billion. These amounts were

BB&T Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)	Third Quarter 2009

determined based upon the estimated remaining life of the underlying loans, which includes the effects of estimated prepayments. At September 30, 2009, none of these loans were classified as nonperforming assets. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans. There was no allowance for credit losses related to the purchased impaired loans at September 30, 2009. Because of the short time period between the execution of the Purchase and Assumption Agreement and September 30, 2009, certain amounts related to the purchased impaired loans are preliminary estimates. BB&T expects to finalize its analysis of these loans during the fourth quarter of 2009, and, therefore, adjustments to the estimated amounts may occur.

Changes in the carrying amount and accretable yield for purchased impaired and nonimpaired loans were as follows for both the three and nine months ended September 30, 2009:

	Purchased Impaired		Purchased Nonimpaired(1)
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(Dollars in millions)
Balance at beginning of period	$—	$—	$—	$—
Additions (2)	770	3,626	1,090	4,871
Accretion	(32)	32	(39)	39
Payments received, net	—	(76)	—	(46)

Balance at end of period	$738	$3,582	$1,051	$4,864

(1)	Excludes loans held for sale.
(2)	Represents the fair value of the loans at the date of acquisition.

For the purchased nonimpaired loans, excluding loans held for sale, the preliminary estimate as of the acquisition date of the contractually required payments receivable were $8.5 billion, the contractual cash flows not expected to be collected were $2.5 billion, and the estimated fair value of the loans was $4.9 billion. The difference between the carrying value of the purchased nonimpaired loans and the expected cash flows is being accreted to interest income over the remaining life of the loans. BB&T expects to finalize its analysis of these loans during the fourth quarter of 2009, and, therefore, adjustments to the estimated amounts may occur.

An analysis of the allowance for credit losses for the nine months ended September 30, 2009 and 2008 is presented in the following table:

	For the Nine Months Ended September 30,
	2009	2008
	(Dollars in millions)
Beginning balance	$1,607	$1,015
Other changes	70	(2)
Provision for credit losses	2,086	917
Loans and leases charged-off	(1,345)	(583)
Recoveries of previous charge-offs	60	46

Net loans and leases charged-off	(1,285)	(537)

Ending balance	$2,478	$1,393

Allowance for loan and lease losses	$2,379	$1,377
Reserve for unfunded lending commitments	99	16

Allowance for credit losses	$2,478	$1,393

BB&T Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)	Third Quarter 2009

The following table provides a summary of BB&T’s nonperforming and past due loans at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(Dollars in millions)
Nonaccrual loans and leases (1)	$2,573	$1,413
Foreclosed real estate	1,326	538
Other foreclosed property	53	79

Total nonperforming assets (excluding covered assets)	3,952	2,030

Covered foreclosed property	151	—

Total nonperforming assets	$4,103	$2,030

Loans 90 days or more past due and still accruing (excluding covered loans) (2)(3)	$323	$431

(1)	Covered and other acquired loans are considered to be performing due to the application of the accretion method under Topic 310-30. Covered loans that are contractually past due are noted in footnote 3 below.
(2)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase.
(3)	Excludes covered loans totaling $945 million as of September 30, 2009.

At September 30, 2009, BB&T had $148 million in loans that were accruing interest under the terms of troubled debt restructurings. This amount consists of $74 million in residential mortgage loans, $51 million in revolving credit loans, $20 million in commercial loans and $3 million in direct retail loans. Loan restructurings generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term. Consequently, a modification that would otherwise not be considered is granted to the borrower. These loans may continue to accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance with the modified terms.

BB&T Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)	Third Quarter 2009

NOTE 5. Long-Term Debt

Long-term debt is summarized as follows:

	September 30, 2009	December 31, 2008
	(Dollars in millions)
Parent Company
3.10% Senior Notes Due 2011	$250	$—
3.85% Senior Notes Due 2012	1,000	—
3.38% Senior Notes Due 2013	499	—
5.70% Senior Notes Due 2014	509	—
6.85% Senior Notes Due 2019	538	—
6.50% Subordinated Notes Due 2011 (1)	610	648
4.75% Subordinated Notes Due 2012 (1)	489	497
5.20% Subordinated Notes Due 2015 (1,3)	932	997
4.90% Subordinated Notes Due 2017 (1,3)	335	368
5.25% Subordinated Notes Due 2019 (1,3)	586	600

Branch Bank
Floating Rate Senior Notes Due 2009	—	516
Floating Rate Subordinated Notes Due 2016 (1,8)	350	350
Floating Rate Subordinated Notes Due 2017 (1,8)	261	300
4.875% Subordinated Notes Due 2013 (1)	222	250
5.625% Subordinated Notes Due 2016 (1,3)	386	399

Federal Home Loan Bank Advances to Branch Bank (4)
Varying maturities to 2028	10,711	9,838

Junior Subordinated Debt to Unconsolidated Trusts (2)
5.85% BB&T Capital Trust I Securities Due 2035	514	514
6.75% BB&T Capital Trust II Securities Due 2036	598	598
6.82% BB&T Capital Trust IV Securities Due 2077 (5)	600	600
8.95% BB&T Capital Trust V Securities Due 2068 (6)	450	450
9.60% BB&T Capital Trust VI Securities Due 2069	575	—
Other Securities (7)	182	182

Other Long-Term Debt	74	66

Fair value hedge-related basis adjustments	646	859

Total Long-Term Debt	$21,317	$18,032

(1)	Subordinated notes that qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.
(2)	Securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(3)	These fixed rate notes were swapped to floating rates based on LIBOR. At September 30, 2009, the effective rates paid on these borrowings ranged from .42% to .98%.
(4)	At September 30, 2009, $800 million of these advances were swapped to a floating rate based on LIBOR. The weighted average cost of these advances was 3.36% including the effect of the swapped portion, and the weighted average maturity was 7.2 years.

BB&T Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)	Third Quarter 2009

(5)	These securities are fixed rate through June 12, 2037 and then switch to a floating rate based on LIBOR.
(6)	$360 million of this issuance was swapped to a floating rate based on LIBOR. At September 30, 2009 the effective rate on the swapped portion was 3.67%.
(7)	These securities were issued by companies acquired by BB&T. At September 30, 2009, the effective rate paid on these borrowings ranged from 2.00% to 10.07%. These securities have varying maturities through 2035.
(8)	These floating-rate securities are based on LIBOR and had an effective rate of .66% as of September 30, 2009.

In July 2009, BB&T Capital Trust VI (“BBTCT VI”) issued $575 million of Capital Securities, with a fixed interest rate of 9.60% through August 1, 2064 and a floating rate, if extended, through August 1, 2069. BBTCT VI, a statutory business trust created under the laws of the State of Delaware, was formed by BB&T for the sole purpose of issuing the Capital Securities and investing the proceeds thereof in Junior Subordinated Debentures issued by BB&T. BB&T has made guarantees which, taken collectively, fully, irrevocably, and unconditionally guarantee, on a subordinated basis, all of BBTCT VI’s obligations under the Trust and Capital Securities. BBTCT VI’s sole asset is the Junior Subordinated Debentures issued by BB&T which have an initial maturity on August 1, 2064 and a final maturity date on August 1, 2069. The Junior Subordinated Debentures are subject to early redemption (i) in whole, but not in part, at any time under certain prescribed limited circumstances or (ii) in whole, or in part, pursuant to the call provisions after August 1, 2014. The Capital Securities of BBTCT VI are subject to mandatory redemption in whole, or in part, upon repayment of the Junior Subordinated Debentures at maturity or their earlier redemption.

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

Standby letters of credit and financial guarantees written are unconditional commitments issued by BB&T to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper issuance, bond financing and similar transactions. The credit risk involved in the issuance of these guarantees is essentially the same as that involved in extending loans to clients and as such, the instruments are collateralized when necessary. As of September 30, 2009 and December 31, 2008, BB&T had issued standby letters of credit totaling $8.0 billion and $5.9 billion, respectively. The carrying amount of the liability for such guarantees was $34 million and $20 million at September 30, 2009 and December 31, 2008, respectively.

A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. These instruments include interest-rate swaps, swaptions, caps, floors, collars, financial forward and futures contracts, when-issued securities, foreign exchange contracts and options written and purchased. BB&T uses derivatives primarily to manage risk related to securities, business loans, Federal Funds purchased, other overnight funding, long-term debt, mortgage servicing rights, mortgage banking operations and certificates of deposit. BB&T also uses derivatives to facilitate transactions on behalf of its clients. BB&T held a variety of derivative financial instruments with notional values of $69.6 billion and $74.2 billion at September 30, 2009 and December 31, 2008, respectively. These instruments were in a net gain position of $382 million and $626 million at September 30, 2009 and December 31, 2008, respectively.

BB&T Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)	Third Quarter 2009

BB&T invests in certain affordable housing and historic building rehabilitation projects throughout its market area as a means of supporting local communities and receives tax credits related to these investments. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. Branch Bank typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. As of September 30, 2009 and December 31, 2008, BB&T had investments of $1.1 billion and $891 million, respectively, related to these projects, which are included in other assets on the Consolidated Balance Sheets. BB&T’s outstanding commitments to fund affordable housing investments totaled $410 million and $412 million at September 30, 2009 and December 31, 2008, respectively, which are included in other liabilities on the Consolidated Balance Sheets. As of September 30, 2009 and December 31, 2008, BB&T had outstanding loan commitments to these funds of $166 million and $161 million, respectively. Of this amount, $83 million and $81 million had been funded at September 30, 2009 and December 31, 2008, respectively, and were included in loans and leases on the Consolidated Balance Sheets. BB&T’s maximum risk exposure related to these investments totaled $1.2 billion and $1.1 billion at September 30, 2009 and December 31, 2008, respectively.

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

BB&T has sold certain mortgage-related loans that contain recourse provisions. These provisions generally require BB&T to reimburse the investor for a share of any loss that is incurred after the disposal of the property. At September 30, 2009 and December 31, 2008, BB&T had $2.1 billion and $2.5 billion, respectively, of residential mortgage loans sold with recourse. In the event of nonperformance by the borrower, BB&T has maximum recourse exposure of approximately $669 million and $745 million as of September 30, 2009 and December 31, 2008, respectively. In addition, BB&T has $4.0 billion and $3.3 billion in loans serviced for others that were covered by loss sharing agreements at September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009 and December 31, 2008, BB&T’s maximum exposure to loss for these loans is approximately $1.0 billion and $818 million, respectively. At September 30, 2009, BB&T has recorded $17 million of reserves related to these recourse exposures.

BB&T has investments and future funding commitments to certain venture capital funds. As of September 30, 2009 and December 31, 2008, BB&T had investments, net of noncontrolling interest of $216 million and $168 million, respectively, related to these ventures. As of September 30, 2009 and December 31, 2008, BB&T had future funding commitments of $203 million and $222 million, respectively. BB&T’s risk exposure relating to such commitments is generally limited to the amount of investments and future funding commitments made.

BB&T has made loan commitments to qualified special purpose entities as a nontransferor lender. As of September 30, 2009 and December 31, 2008, BB&T had loan commitments to these entities totaling $276 million and $405 million, respectively. Of this amount, $229 million and $290 million had been funded at September 30, 2009 and December 31, 2008, respectively, and were included in loans and leases on the Consolidated Balance Sheets.

BB&T Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)	Third Quarter 2009

NOTE 7. Intangible Assets

As a result of the acquisition of certain assets and liabilities of Colonial from the FDIC, BB&T recorded goodwill and a core deposit intangible asset totaling $690 million and $176 million, respectively, at August 14, 2009. The core deposit intangible asset will be amortized over ten years based upon the total economic benefits received. Estimated amortization expense of the core deposit intangible asset for each of the next five years totals $46 million, $30 million, $24 million, $18 million and $15 million.

The goodwill arising from the Colonial transaction reflects the increased market share and related synergies that are expected to result. The amount of goodwill is the residual difference in the fair value of the net liability assumed and the payment from the FDIC for assuming this net liability.

The changes in the carrying amount of goodwill attributable to each of BB&T’s operating segments for the nine months ended September 30, 2009, are as follows:

	Goodwill Activity by Operating Segment
	Banking Network	Residential Mortgage Banking	Sales Finance	Specialized Lending	Insurance Services	Financial Services	All Other	Total
	(Dollars in millions)
Balance, January 1, 2009	$4,038	$7	$93	$98	$1,029	$192	$26	$5,483
Acquisitions	690	—	—	9	—	—	—	699
Contingent consideration	—	—	—	—	2	—	—	2
Other adjustments	(2)	—	—	2	(1)	—	—	(1)

Balance, September 30, 2009	$4,726	$7	$93	$109	$1,030	$192	$26	$6,183

The following table presents the gross carrying amounts and accumulated amortization for BB&T’s identifiable intangible assets subject to amortization at the dates presented:

	Identifiable Intangible Assets
	As of September 30, 2009			As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Identifiable intangible assets
Core deposit intangibles	$633	$(355)	$278	$457	$(325)	$132
Other (1)	724	(357)	367	719	(309)	410

Totals	$1,357	$(712)	$645	$1,176	$(634)	$542

(1)	Other identifiable intangibles are primarily customer relationship intangibles.

BB&T Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)	Third Quarter 2009

NOTE 8. Benefit Plans

BB&T provides various benefit plans to substantially all employees, including employees of acquired entities. Employees of acquired entities generally participate in existing BB&T plans after consummation of the business combinations. The plans of acquired institutions are typically merged into the BB&T plans after consummation of the mergers, and, under these circumstances, credit is usually given to these employees for years of service at the acquired institution for vesting and eligibility purposes. The Colonial transaction, as an asset purchase, was handled differently from typical mergers. The retirement plans of Colonial were not assumed by BB&T, and as such, were not merged into the BB&T plans. Credit for years of service with Colonial, where given, was determined on a plan-by-plan basis with regard to the participation of former Colonial employees in BB&T’s plans. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2008 for descriptions and disclosures about the various benefit plans offered by BB&T.

The following table summarizes the components of net periodic benefit cost recognized for BB&T’s pension plans for the three and nine month periods ended September 30, 2009 and 2008, respectively:

	Pension Plans
	Qualified		Nonqualified
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in millions)
Service cost	$17	$16	$1	$1
Interest cost	20	18	3	3
Estimated return on plan assets	(36)	(36)	—	—
Amortization and other	13	(1)	—	—

Net periodic benefit cost	$14	$(3)	$4	$4

	Pension Plans
	Qualified		Nonqualified
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in millions)
Service cost	$55	$51	$3	$3
Interest cost	58	54	7	7
Estimated return on plan assets	(107)	(104)	—	—
Amortization and other	41	(3)	1	1

Net periodic benefit cost	$47	$(2)	$11	$11

BB&T makes contributions to the qualified pension plan in amounts between the minimum required for funding standard accounts and the maximum amount deductible for federal income tax purposes. Discretionary contributions of $50 million and $422 million were made to the qualified pension plan in the third and first quarters of 2009, respectively. A discretionary contribution of $83 million was made to the qualified pension plan in the third quarter of 2008. Management currently has no plans to make any additional contributions to the qualified pension plan in 2009; however, management may elect to make additional contributions during 2009 if deemed appropriate.

BB&T Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)	Third Quarter 2009

NOTE 9. Computation of Earnings Per Common Share

BB&T’s basic and diluted earnings per common share amounts for the three and nine month periods ended September 30, 2009 and 2008, respectively, were calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in millions, except per share data, shares in thousands)
Basic Earnings Per Common Share:
Net income available to common shareholders	$152	$358	$544	$1,214

Weighted average number of common shares	665,408	549,761	609,698	547,543

Basic earnings per common share	$.23	$.65	$.89	$2.22

Diluted Earnings Per Common Share:
Net income available to common shareholders	$152	$358	$544	$1,214

Weighted average number of common shares	665,408	549,761	609,698	547,543
Effect of dilutive outstanding equity-based awards	7,049	3,783	5,609	3,601

Weighted average number of diluted common shares	672,457	553,544	615,307	551,144

Diluted earnings per common share	$.23	$.65	$.88	$2.20

For the three months ended September 30, 2009 and 2008, the number of anti-dilutive awards was 37.9 million and 35.1 million shares, respectively. For the nine months ended September 30, 2009 and 2008, the number of anti-dilutive awards was 38.9 million and 32.7 million shares, respectively.

NOTE 10. Comprehensive Income (Loss)

The balances in accumulated other comprehensive loss for the periods indicated are shown in the following tables:

	As of September 30, 2009			As of December 31, 2008
	Pre-Tax Amount	Deferred Tax Expense (Benefit)	After-Tax Amount	Pre-Tax Amount	Deferred Tax Expense (Benefit)	After-Tax Amount
	(Dollars in millions)
Unrecognized net pension and postretirement costs	$(689)	$(261)	$(428)	$(720)	$(273)	$(447)
Unrealized net gains on cash flow hedges	152	58	94	76	28	48
Unrealized net losses on securities available for sale	(22)	(8)	(14)	(517)	(193)	(324)
FDIC’s share of unrealized net gains on securities available for sale under the loss share agreements(1)	(19)	(7)	(12)	—	—	—
Foreign currency translation adjustment	(9)	(5)	(4)	(9)	—	(9)

Total	$(587)	$(223)	$(364)	$(1,170)	$(438)	$(732)

(1)	Approximately $1.2 billion of securities available for sale are covered by loss sharing agreements with the FDIC as discussed in Note 2 to these consolidated financial statements. The securities covered by the loss share agreements reflected a net unrealized pretax gain of $24 million as of September 30, 2009. The FDIC’s share of this net unrealized pretax gain, upon sale, is $19 million and has been recorded as a reduction in other comprehensive income.

BB&T Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)	Third Quarter 2009

As of September 30, 2009, unrealized net losses on securities available for sale included $61 million of pre-tax losses related to other-than-temporarily impaired securities.

The following tables reflect the components of total comprehensive income for the three and nine month periods ended September 30, 2009 and 2008, respectively.

	For the Three Months Ended
	September 30, 2009			September 30, 2008
	Pre-Tax	Tax Effect	After-Tax	Pre-Tax	Tax Effect	After-Tax
	(Dollars in millions)
Comprehensive income:
Net income	$148	$(9)	$157	$511	$149	$362
Other comprehensive income:
Unrealized net holding gains (losses) arising during the period on securities available for sale	626	237	389	(184)	(68)	(116)
Reclassification adjustment for losses (gains) on securities available for sale included in net income	(31)	(12)	(19)	(13)	(5)	(8)
Net change in amounts attributable to the FDIC under the loss share	(19)	(7)	(12)	—	—	—
Net change in unrecognized gains (losses) on cash flow hedges	4	2	2	(6)	(6)	—
Net change in foreign currency translation adjustment	1	(3)	4	(1)	—	(1)
Net change in pension and postretirement liability	3	1	2	4	1	3

Total comprehensive income	$732	$209	$523	$311	$71	$240

	For the Nine Months Ended
	September 30, 2009			September 30, 2008
	Pre-Tax	Tax Effect	After-Tax	Pre-Tax	Tax Effect	After-Tax
	(Dollars in millions)
Comprehensive income:
Net income	$829	$146	$683	$1,747	$525	$1,222
Other comprehensive income:
Unrealized net holding gains (losses) arising during the period on securities available for sale	695	261	434	(525)	(196)	(329)
Reclassification adjustment for losses (gains) on securities available for sale included in net income	(200)	(76)	(124)	(66)	(25)	(41)
Net change in amounts attributable to the FDIC under the loss share	(19)	(7)	(12)	—	—	—
Net change in unrecognized gains (losses) on cash flow hedges	76	30	46	21	8	13
Net change in foreign currency translation adjustment	—	(5)	5	(1)	—	(1)
Net change in pension and postretirement liability	31	12	19	2	1	1

Total comprehensive income	$1,412	$361	$1,051	$1,178	$313	$865

BB&T Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)	Third Quarter 2009

NOTE 11. Equity-Based Compensation Plans

BB&T has options, restricted shares of common stock and restricted share units outstanding from the following equity-based compensation plans: the 2004 Stock Incentive Plan (“2004 Plan”), the 1995 Omnibus Stock Incentive Plan, the Non-Employee Directors’ Stock Option Plan, and plans assumed from acquired entities. All plans generally allow for accelerated vesting of awards for holders who retire and have met all retirement eligibility requirements and in connection with certain other events. BB&T’s shareholders have approved all equity-based compensation plans with the exception of plans assumed from acquired companies. As of September 30, 2009, the 2004 Plan is the only plan that has awards available for future grants. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2008 for further disclosures related to equity-based awards issued by BB&T.

BB&T measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants awarded during the first nine months of 2009 and 2008. Substantially all of BB&T’s option awards are granted in February of each year. Therefore, the assumptions noted below are weighted accordingly.

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

The following table details the activity during the first nine months of 2009 related to stock options awarded by BB&T:

	For the Nine Months Ended September 30, 2009
	Options	Wtd. Avg. Exercise Price
Outstanding at beginning of period	41,837,504	$36.55
Granted	2,832,038	16.89
Exercised	(218,469)	27.60
Forfeited or expired	(1,587,428)	35.47

Outstanding at end of period	42,863,645	35.36

Exercisable at end of period	30,078,604	36.25

BB&T Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)	Third Quarter 2009

The following table details the activity during the first nine months of 2009 related to restricted shares and restricted share units awarded by BB&T:

	For the Nine Months Ended September 30, 2009
	Shares/Units	Wtd. Avg. Grant Date Fair Value
Nonvested at beginning of period	6,259,349	$29.15
Granted	5,002,692	7.46
Vested	(171,325)	27.39
Forfeited	(153,848)	21.76

Nonvested at end of period	10,936,868	19.36

NOTE 12. Fair Value Disclosures

BB&T carries various assets and liabilities at fair value based on applicable accounting standards. In addition, BB&T has elected to account for prime residential mortgage and commercial mortgage loans held for sale at fair value in accordance with FASB Topic 825: The Fair Value Option for Financial Assets and Liabilities (“Topic 825” or the “Fair Value Option”). Topic 820 established a framework for measuring fair value and defines fair value as the exchange price that would be received on the measurement date to sell an asset or the price paid to transfer a liability in the principal or most advantageous market available to the entity in an orderly transaction between market participants. Topic 820 also established a three level fair value hierarchy that describes the inputs that are used to measure assets and liabilities.

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

Level 3

Level 3 assets and liabilities are financial instruments whose value is calculated by the use of pricing models and/or discounted cash flow methodologies, as well as financial instruments for which the determination of fair value requires significant management judgment or estimation. These methodologies may result in a significant portion of the fair value being derived from unobservable data. Level 3 assets and liabilities include certain trading securities, obligations of state and political subdivisions, non-agency mortgage-backed securities, covered securities, mortgage servicing rights, venture capital investments and certain derivative contracts.

BB&T Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)	Third Quarter 2009

Assets and liabilities measured at fair value on a recurring basis, including financial instruments for which BB&T has elected the Fair Value Option in accordance with Topic 825 are summarized below:

		Fair Value Measurements for Assets and Liabilities Measured on a Recurring Basis
	9/30/2009	Level 1	Level 2	Level 3
		(Dollars in Millions)
Assets:
Trading securities	$686	$233	$440	$13
Securities available for sale:
U.S. government-sponsored entities (GSE)	2,667	—	2,667	—
Mortgage-backed securities issued by GSE	26,152	—	26,152	—
States and political subdivisions	2,209	—	1,983	226
Non-agency mortgage-backed securities	1,061	—	1,061	—
Equity and other securities	868	167	692	9
Covered securities	1,176	—	540	636
Loans held for sale (1)	3,083	—	3,083	—
Residential mortgage servicing rights	639	—	—	639
Derivative assets (2)	1,128	4	1,097	27
Venture capital investments (2)	229	—	—	229

Total assets	$39,898	$404	$37,715	$1,779

Liabilities:
Derivative liabilities (2)	$746	$4	$721	$21
Short-term borrowed funds (3)	338	1	337	—

Total liabilities	$1,084	$5	$1,058	$21

		Fair Value Measurements for Assets and Liabilities Measured on a Recurring Basis
	12/31/2008	Level 1	Level 2	Level 3
		(Dollars in Millions)
Assets:
Trading securities	$376	$204	$168	$4
Securities available for sale	32,843	170	31,574	1,099
Loans held for sale (1)	1,396	—	1,396	—
Residential mortgage servicing rights	370	—	—	370
Derivative assets (2)	1,723	4	1,681	38
Venture capital investments (2)	183	—	1	182

Total assets	$36,891	$378	$34,820	$1,693

Liabilities:
Derivative liabilities (2)	$1,097	$11	$1,085	$1
Short-term borrowed funds (3)	149	—	149	—

Total liabilities	$1,246	$11	$1,234	$1

(1)	There were $43 million in commercial loans held for sale accounted for at lower of cost or market at September 30, 2009. There were $28 million in loans held for sale not accounted for at fair value at December 31, 2008.
(2)	These amounts are reflected in other assets and other liabilities on the Consolidated Balance Sheets.
(3)	Short-term borrowed funds reflect securities sold short positions.

BB&T Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)	Third Quarter 2009

The tables below present a reconciliation for the three and nine month periods ended September 30, 2009 and 2008, respectively, for Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements Using Significant Unobservable Inputs
For the Three Month Period Ended September 30, 2009	Trading	States & Political Subdivisions	Non-agency mortgage- backed securities	Equity & Other Securities	Covered Securities	Mortgage Servicing Rights	Net Derivatives	Venture Capital Investments
	(Dollars in Millions)
Balance at June 30, 2009	$14	$—	$1,048	$1	$—	$615	$—	$200
Total realized and unrealized gains or losses:
Included in earnings	(2)	—	—	—	4	(89)	33	(4)
Included in other comprehensive income (loss)	—	—	70	—	—	—	—	—
Purchases, issuances and settlements	—	—	(57)	(1)	—	113	(7)	3
Transfers into Level 3 from Colonial acquisition	—	—	—	—	632	—	(20)	—
Transfers in and/or out of Level 3	1	226	(1,061)	9	—	—	—	30

Balance at September 30, 2009	$13	$226	$—	$9	$636	$639	$6	$229

	Fair Value Measurements Using Significant Unobservable Inputs
For the Three Month Period Ended September 30, 2008	Trading	AFS Securities	Mortgage Servicing Rights	Net Derivatives	Venture Capital Investments

	(Dollars in Millions)
Balance at June 30, 2008	$5	$14	$611	$6	$152
Total realized and unrealized gains or losses:
Included in earnings	—	—	(63)	26	1
Included in other comprehensive income (loss)	—	(1)	—	—	—
Purchases, issuances and settlements	—	—	53	(34)	21
Transfers in and/or out of Level 3	—	35	—	—	—

Balance at September 30, 2008	$5	$48	$601	$(2)	$174

BB&T Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)	Third Quarter 2009

	Fair Value Measurements Using Significant Unobservable Inputs
For the Nine Month Period Ended September 30, 2009	Trading	States & Political Subdivisions	Non-agency mortgage- backed securities	Equity & Other Securities	Covered Securities	Mortgage Servicing Rights	Net Derivatives	Venture Capital Investments
	(Dollars in Millions)
Balance at January 1, 2009	$4	$—	$1,098	$1	$—	$370	$37	$182
Total realized and unrealized gains or losses:
Included in earnings	(3)	—	—	—	4	(62)	138	(6)
Included in other comprehensive income (loss)	—	—	142	—	—	—	—	—
Purchases, issuances and settlements	11	—	(179)	(1)	—	331	(149)	23
Transfers into Level 3 from Colonial acquisition	—	—	—	—	632	—	(20)	—
Transfers in and/or out of Level 3	1	226	(1,061)	9	—	—	—	30

Balance at September 30, 2009	$13	$226	$—	$9	$636	$639	$6	$229

	Fair Value Measurements Using Significant Unobservable Inputs
For the Nine Month Period Ended September 30, 2008	Trading	AFS Securities	Mortgage Servicing Rights	Net Derivatives	Venture Capital Investments
		(Dollars in Millions)
Balance at January 1, 2008	$27	$9	$472	$2	$128
Total realized and unrealized gains or losses:
Included in earnings	(2)	—	(39)	52	(8)
Included in other comprehensive income (loss)	—	(1)	—	—	—
Purchases, issuances and settlements	(23)	5	168	(56)	54
Transfers in and/or out of Level 3	3	35	—	—	—

Balance at September 30, 2008	$5	$48	$601	$(2)	$174

BB&T transferred approximately $1.1 billion of non-agency mortgage-backed securities from level 3 to level 2 in the third quarter of 2009 as a result of increased market activity for these securities. Conversely, market activity for certain auction rate securities decreased and BB&T transferred these securities from level 2 to level 3. The total amount of auction rate securities that were transferred during the third quarter was $235 million, which was comprised of $226 million included in obligations of state and political subdivisions and $9 million that are included in equity and other securities. BB&T also acquired certain non-agency mortgage-backed securities in the Colonial acquisition that are included in covered securities and were determined to be level 3 due to the lack of observable sales for these securities. There were no gains or losses recognized as a result of the transfers of securities between level 2 and level 3.

BB&T Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)	Third Quarter 2009

The tables below summarize unrealized and realized gains and losses recorded in earnings for Level 3 assets and liabilities for the three month periods ended September 30, 2009 and 2008, respectively.

	Total Gains and Losses
For the Three Month Period Ended September 30, 2009	Trading	Covered Securities	Mortgage Servicing Rights	Net Derivatives	Venture Capital Investments
	(Dollars in Millions)
Classification of gains and losses (realized/unrealized) included in earnings for the period:
Interest income	$—	$4	$—	$—	$—
Mortgage banking income	—		(89)	33	—
Other noninterest income	(2)	—	—	—	(4)

Total	$(2)	$4	$(89)	$33	$(4)

Net unrealized gains (losses) included in net income relating to assets and liabilities still held at September 30, 2009	$(2)	$4	$(59)	$6	$2

	Total Gains and Losses
For the Three Month Period Ended September 30, 2008	Trading	Mortgage Servicing Rights	Net Derivatives	Venture Capital Investments
	(Dollars in Millions)
Classification of gains and losses (realized/unrealized) included in earnings for the period:
Mortgage banking income	$—	$(63)	$26	$—
Other noninterest income	—	—	—	1

Total	$—	$(63)	$26	$1

Net unrealized gains (losses) included in net income relating to assets and liabilities still held at September 30, 2008	$—	$(41)	$(2)	$1

The realized and unrealized losses reported for mortgage servicing rights assets are composed of a negative valuation adjustment of $59 million and $41 million and the realization of expected residential mortgage servicing rights cash flows of $30 million and $22 million for the quarters ended September 30, 2009 and 2008, respectively. BB&T uses various derivative financial instruments to mitigate the income statement effect of changes in fair value due to its quarterly valuation. During the three months ended September 30, 2009 and 2008, respectively, the derivative instruments produced gains of $72 million and $65 million, which offset the negative valuation adjustment recorded.

BB&T Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)	Third Quarter 2009

The tables below summarize unrealized and realized gains and losses recorded in earnings for Level 3 assets and liabilities for the nine month periods ended September 30, 2009 and 2008, respectively.

	Total Gains and Losses
For the Nine Month Period Ended September 30, 2009	Trading	Covered Securities	Mortgage Servicing Rights	Net Derivatives	Venture Capital Investments
	(Dollars in Millions)
Classification of gains and losses (realized/unrealized) included in earnings for the period:
Interest income	$—	$4	$—	$—	$—
Mortgage banking income	—	—	(62)	138	—
Other noninterest income	(3)	—	—	—	(6)

Total	$(3)	$4	$(62)	$138	$(6)

Net unrealized gains (losses) included in net income relating to assets and liabilities still held at September 30, 2009	$(3)	$4	$32	$6	$(7)

	Total Gains and Losses
For the Nine Month Period Ended September 30, 2008	Trading	Mortgage Servicing Rights	Net Derivatives	Venture Capital Investments
	(Dollars in Millions)
Classification of gains and losses (realized/unrealized) included in earnings for the period:
Mortgage banking income	$—	$(39)	$52	$—
Other noninterest income	(2)	—	—	(8)

Total	$(2)	$(39)	$52	$(8)

Net unrealized gains (losses) included in net income relating to assets and liabilities still held at September 30, 2008	$—	$27	$(2)	$(12)

The realized and unrealized losses reported for mortgage servicing rights assets are composed of a positive valuation adjustment of $32 million and $27 million less the realization of expected residential mortgage servicing rights cash flows of $94 million and $66 million for the nine months ended September 30, 2009 and 2008, respectively. BB&T uses various derivative financial instruments to mitigate the income statement effect of changes in fair value due to its quarterly valuation. During the first nine months of 2009, the derivative instruments produced gains of $32 million and losses of $11 million for the first nine months of 2008, which offset the valuation adjustments recorded.

BB&T Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)	Third Quarter 2009

The following table details the fair value and unpaid principal balance of loans held for sale at September 30, 2009 and December 31, 2008, that were elected to be carried at fair value.

	Fair Value	Aggregate Unpaid Principal Balance	Fair Value less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value less Aggregate Unpaid Principal Balance
	September 30, 2009			December 31, 2008
	(Dollars in millions)			(Dollars in millions)
Loans held for sale reported at fair value
Total (1)	$3,083	$3,029	$54	$1,396	$1,367	$29
Nonaccrual loans	4	5	(1)	1	1	—
Loans 90 days or more past due and still accruing interest	1	1	—	3	3	—

(1)	The change in fair value is reflected in mortgage banking income.

Also, BB&T may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. Assets measured at fair value on a nonrecurring basis for the quarter ended September 30, 2009 that were still held on the balance sheet at September 30, 2009 totaled $2.2 billion. This amount consists of $933 million for impaired loans, excluding covered loans, and $1.3 billion for foreclosed real estate that were classified as Level 3 assets. During the third quarter and the first nine months of 2009, BB&T recorded $101 million and $290 million, respectively, in losses related to write-downs of the loans and $88 million and $137 million in losses related to write-downs of foreclosed real estate based on the appraised value of the underlying collateral.

FASB Topic 825-10-50: Financial Instruments requires the disclosure of the estimated fair value of financial instruments. A financial instrument is defined as cash, evidence of an ownership interest in an entity or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity. BB&T has recorded certain assets and liabilities at fair value based on the Fair Value Option or as required by Topic 820. The following is a summary of the carrying amounts and fair values of those financial assets and liabilities that BB&T has not recorded at fair value:

	September 30,		December 31,
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents	$2,391	$2,391	$2,740	$2,740
Segregated cash due from banks	286	286	379	379
Loans and leases, net of allowance for loan and lease losses (1)	101,565	101,300	95,699	96,025

Financial liabilities:
Deposits	114,510	113,205	98,613	98,877
Federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	8,357	8,357	10,788	10,788
Long-term debt (2)	21,311	21,111	18,026	17,873

BB&T Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)	Third Quarter 2009

(1)	Includes $43 million and $28 million of loans held for sale for which the Fair Value Option was not elected at September 30, 2009 and December 31, 2008, respectively.
(2)	Excludes $6 million of obligations under capitalized leases at both September 30, 2009 and December 31, 2008.

The following is a summary of the notional or contractual amounts and fair values of BB&T’s off-balance sheet financial instruments as of the periods indicated:

	September 30,		December 31,
	2009		2008
	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value
	(Dollars in millions)
Contractual commitments:
Commitments to extend, originate or purchase credit	$34,831	$46	$35,144	$50
Mortgage loans sold with recourse	2,054	6	2,470	3
Other assets sold with recourse	4,015	11	3,259	8
Standby and commercial letters of credit and financial guarantees written	8,015	34	5,895	20
Commitments to fund affordable housing investments	410	385	412	393

Estimates of the fair value of these financial instruments are made at a point in time, based on relevant market data and information about the financial instrument. Fair values are calculated based on the value of one trading unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, estimated transaction costs that may result from bulk sales or the relationship between various financial instruments. No readily available market exists for a significant portion of BB&T’s financial instruments. Fair value estimates for these instruments are based on current economic conditions, currency and interest rate risk characteristics, loss experience and other factors. Many of these estimates involve uncertainties and matters of significant judgment and cannot be determined with precision. Therefore, the calculated fair value estimates in many instances cannot be substantiated by comparison to independent markets and, in many cases, may not be realizable in a current sale of the instrument. In addition, changes in assumptions could significantly affect these fair value estimates. The following methods and assumptions were used by BB&T in estimating the fair value of these financial instruments.

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

Deposit liabilities: The fair values for demand deposits, interest-checking accounts, savings accounts and certain money market accounts are, by definition, equal to the amount payable on demand at the reporting date, i.e., their carrying amounts. Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to aggregate expected maturities. In addition, nonfinancial instruments such as core deposit intangibles are not recorded at fair value. BB&T has developed long-term relationships with its customers through its deposit base and in the opinion of management, these items add significant value to BB&T.

BB&T Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)	Third Quarter 2009

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

NOTE 13. Derivative Financial Instruments

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

The following tables set forth certain information concerning BB&T’s derivative financial instruments and related hedged items at September 30, 2009:

BB&T Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)	Third Quarter 2009

Derivative Classifications and Hedging Relationships

		September 30, 2009
	Hedged Item or Transaction	Notional Amount	Fair Value
			Gain (1)	Loss (1)
		(Dollars in millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts:
Receive fixed swaps	First forecasted interest receipts on commercial loans	$2,000	$33	$(3)
Pay fixed swaps	First forecasted interest payments on 3 month LIBOR funding	2,600	10	(31)
Caps	First forecasted interest payments on 3 month LIBOR funding	442	—	—

Total		5,042	43	(34)

Derivatives Designated as Net Investment Hedges:

Foreign exchange contracts		73	—	(1)

Derivatives Designated as Fair Value Hedges:
Interest rate contracts:
Receive fixed swaps	Individual fixed rate long-term debt issuances	3,429	288	(3)
Receive fixed swaps	Long-term CD’s	328	5	—
Pay fixed swaps	Individual fixed rate municipal securities classified as available for sale	354	—	(83)

Total		4,111	293	(86)

Derivatives Not Designated as Hedges:
Client-related and other risk management
Interest rate contracts
Receive fixed swaps		11,320	509	(14)
Pay fixed swaps		10,681	14	(471)
Other swaps		7,719	4	(3)
Option trades		917	—	—
Swaptions		540	29	(28)
Futures contracts		1,117	—	—
Collars		122	5	(5)
Forward rate agreements		900	—	—
Foreign exchange contracts		362	7	(6)
Mortgage Banking
Interest rate contracts
Receive fixed swaps		33	1	—
Interest rate lock commitments		3,085	27	—
Forward commitments		3,771	1	(42)
Swaptions		200	13	—
Option trades		909	—	(20)
TBA/When issued securities		35	—	—
Mortgage Servicing Rights
Interest rate contracts
Receive fixed swaps		1,736	76	—
Pay fixed swaps		978	—	(18)
Swaptions		2,765	90	(8)
Futures contracts		6,800	3	(4)
When issued securities and Forward rate agreements		6,408	13	(6)

Total		60,398	792	(625)

Total Derivatives		$69,624	$1,128	$(746)

(1)	Derivatives in a gain position are recorded as Other assets and derivatives in a loss position are recorded as Other Liabilities on the Consolidated Balance Sheet.

BB&T Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)	Third Quarter 2009

The Effect of Derivative Instruments on the Consolidated Statements of Income

for the Three Month Period Ended September 30, 2009

(Dollars in millions)

	Effective Portion			Ineffective Portion
	Gain or (Loss) Recognized in OCI	Location of Amounts Reclassified from AOCI into Income	(Gain) or Loss Reclassified from AOCI into Income	Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income
Derivatives Designated as Cash Flow Hedges
Interest rate contracts	$22	Total interest income	$(55)	Other noninterest income	$—
		Total interest expense	37

			$(18)

Derivatives Designated as Net Investment Hedges
Foreign exchange contracts	(7)

	Effective Portion		Ineffective Portion
	Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income	Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income
Derivatives Designated as Fair Value Hedges
Interest rate contracts	Total interest expense	$45	Other noninterest income	$—
Interest rate contracts	Total interest income	(4)	Other noninterest expense	—

Total		$41		$—

Derivatives Not Designated as Hedges
Client-related and other risk management
Interest rate contracts	Other noninterest income	$—
Other derivatives	Other noninterest income	—
Foreign exchange contracts	Other nondeposit fees and commissions	—
Mortgage Banking
Interest rate contracts	Mortgage banking income	(54)
Mortgage Servicing Rights
Interest rate contracts	Mortgage banking income	72

Total		$18

Note:	All amounts for Other Comprehensive Income (OCI) and Accumulated Other Comprehensive Income (AOCI) are stated on a pre-tax basis.

BB&T Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)	Third Quarter 2009

The Effect of Derivative Instruments on the Consolidated Statements of Income

for the Nine Month Period Ended September 30, 2009

(Dollars in millions)

	Effective Portion			Ineffective Portion
	Gain or (Loss) Recognized in OCI	Location of Amounts Reclassified from AOCI into Income	(Gain) or Loss Reclassified from AOCI into Income	Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income
Derivatives Designated as Cash Flow Hedges
Interest rate contracts	$112	Total interest income	$(70)	Other noninterest income	$1
		Total interest expense	34

			$(36)

Derivatives Designated as Net Investment Hedges
Foreign exchange contracts	(10)

	Effective Portion		Ineffective Portion
	Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income	Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income
Derivatives Designated as Fair Value Hedges
Interest rate contracts	Total interest expense	$125	Other noninterest income	$7
Interest rate contracts	Total interest income	(12)	Other noninterest expense	—

Total		$113		$7

Derivatives Not Designated as Hedges
Client-related and other risk management
Interest rate contracts	Other noninterest income	$17
Other derivatives	Other noninterest income	(20)
Foreign exchange contracts	Other nondeposit fees	(3)
	and commissions
Mortgage Banking
Interest rate contracts	Mortgage banking income	(12)
Mortgage Servicing Rights
Interest rate contracts	Mortgage banking income	32

Total		$14

Note:	All amounts for Other Comprehensive Income (OCI) and Accumulated Other Comprehensive Income (AOCI) are stated on a pre-tax basis.

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

BB&T Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)	Third Quarter 2009

Cash Flow Hedges

At September 30, 2009, BB&T had designated notional values of $5.0 billion of derivatives as cash flow hedges. These cash flow hedges reflected a net unrealized gain of $9 million, with instruments in a gain position reflecting a fair value of $43 million recorded in other assets and instruments in a loss position reflecting a fair value of $34 million recorded in other liabilities. For a qualifying cash flow hedge, the portion of changes in the fair value of the derivatives that have been highly effective are recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. The impact on earnings resulting from the ineffectiveness of cash flow hedges was $1 million during the first nine months of 2009.

Accumulated other comprehensive income included $53 million in unrecognized after-tax gains on interest rate swaps, caps and floors hedging variable interest payments on business loans at September 30, 2009. These amounts included unrecognized after-tax gains on terminated swaps, caps and collars of $34 million at September 30, 2009. In addition, accumulated other comprehensive income included $38 million in net unrecognized after-tax gains on interest rate swaps, caps and floors hedging variable interest payments on funding at September 30, 2009. These amounts included unrecognized after-tax gains on terminated hedges of $54 million at September 30, 2009. Also included in accumulated other comprehensive income at September 30, 2009 are unrecognized after-tax gains of $3 million on terminated interest rate swaps hedging variable interest payments on long-term debt.

The estimated net amount in accumulated other comprehensive income at September 30, 2009 that is expected to be reclassified into earnings within the next 12 months is a net after-tax gain of $51 million. The amount reclassified into earnings from other comprehensive income during the first nine months of 2009 was a net after-tax gain of $36 million.

All of BB&T’s cash flow hedges are hedging exposure to variability in future cash flows for forecasted transactions related to the payment of variable interest on then existing financial instruments. The maximum length of time over which BB&T is hedging its exposure to the variability in future cash flows for forecasted transactions related to variable interest payments on existing financial instruments is 6.6 years.

Fair Value Hedges

At September 30, 2009, BB&T had designated notional values of $4.1 billion of derivatives as fair value hedges which reflected a net unrealized gain of $207 million, with instruments in a gain position reflecting a fair value of $293 million recorded in other assets and instruments in a loss position reflecting a fair value of $86 million recorded in other liabilities. For a qualifying fair value hedge, changes in the value of the derivatives that have been highly effective as hedges are recognized in current period earnings along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged. BB&T terminated certain fair value hedges relating to its long-term debt during the three month and nine month periods ended September 30, 2009. The proceeds received from these terminations totaled $54 million and $128 million for the three month and nine month periods ended September 30, 2009, respectively, and were included in cash flows from financing activities. The impact on earnings resulting from fair value hedge ineffectiveness was a $7 million gain during the first nine months of 2009.

BB&T also held $60.4 billion in notional value of derivatives not designated as hedges at September 30, 2009. These instruments were in a net gain position with a net estimated fair value of $167 million. Changes in the fair value of these derivatives are reflected in current period earnings.

BB&T Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)	Third Quarter 2009

Derivatives not designated as a hedge include the notional amount of $8.0 billion that have been entered into as a risk management instrument for mortgage banking operations at September 30, 2009. For mortgage loans originated for sale, BB&T is exposed to changes in market rates and conditions subsequent to the interest rate lock and funding date. BB&T’s risk management strategy related to its interest rate lock commitment derivatives and loans held for sale includes using mortgage-based derivatives such as forward commitments and options in order to mitigate market risk.

Derivatives not designated as a hedge include the notional amount of $18.7 billion that have been entered into as a risk management instrument for mortgage servicing rights at September 30, 2009. For the quarter ended September 30, 2009, the $72 million gain on these derivatives is offset by a negative $59 million valuation adjustment.

BB&T also held derivatives not designated as hedges with notional amounts totaling $33.7 billion at September 30, 2009 as risk management instruments primarily to facilitate transactions on behalf of its clients, as well as activities related to balance sheet management.

At September 30, 2009, BB&T had designated notional values of $73 million of derivatives as net investment hedges used to hedge the variability in a foreign currency exchange rate.

Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. BB&T controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. In addition, certain counterparties are required to provide cash collateral to BB&T when their unsecured loss positions exceed certain negotiated limits. These bilateral limits are typically based on current credit ratings and vary with ratings changes. As of September 30, 2009 and December 31, 2008, respectively, BB&T had received cash collateral of approximately $99 million and $165 million. In addition, BB&T had posted collateral of $103 million and $180 million at September 30, 2009 and December 31, 2008, respectively. In the event that BB&T’s credit ratings had been downgraded below investment grade, the amount of collateral posted would have increased by $72 million and $225 million as of September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009, BB&T had approximately $32 million of unsecured positions with derivative dealers. All of the derivative contracts to which BB&T is a party settle monthly, quarterly or semiannually. In the case of contracts with derivative dealers, BB&T only transacts with dealers that are national market makers whose credit ratings are strong. Further, BB&T has netting agreements with the dealers with which it does business. Because of these factors, BB&T’s credit risk exposure related to derivatives contracts at September 30, 2009 and December 31, 2008 was not material.

NOTE 14. Operating Segments

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

BB&T Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)	Third Quarter 2009

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

During the third quarter of 2009, BB&T further refined its allocation of the economic provision for credit losses. This change was retroactively applied to January 2009 and primarily impacted the Residential Mortgage Banking and Sales Finance segments, which were allocated provision expense adjustments of approximately $21 million and $(24 million), respectively, related to the first half of 2009.

The majority of the assets and liabilities, and the related income and expense of the former Colonial Bank since the acquisition date on August 14, 2009 were recorded in the Parent/Reconciling segment.

Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2008 for a description of internal accounting policies and the basis of segmentation, including a description of the segments presented in the accompanying tables.

The following tables disclose selected financial information with respect to BB&T’s reportable business segments for the periods indicated:

BB&T Corporation

Reportable Segments

For the Three Months Ended September 30, 2009 and 2008

	Banking Network		Residential Mortgage Banking		Sales Finance		Specialized Lending		Insurance Services
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
	(Dollars in millions)
Net interest income (expense)	$460	$534	$263	$284	$106	$102	$212	$179	$1	$3
Net funds transfer pricing (FTP)	473	286	(175)	(208)	(73)	(72)	(55)	(51)	(1)	(1)

Net interest income (expense) and FTP	933	820	88	76	33	30	157	128	—	2

Economic provision for loan and lease losses	437	214	71	34	13	10	100	64	—	—
Noninterest income	320	317	134	67	—	—	28	32	251	228
Intersegment net referral fees (expense)	109	56	(36)	(23)	(3)	(3)	—	—	—	—
Noninterest expense	478	386	36	20	8	9	71	65	196	180
Allocated corporate expenses	175	176	3	3	3	2	11	9	13	10

Income (loss) before income taxes	272	417	76	63	6	6	3	22	42	40
Provision (benefit) for income taxes	97	149	28	23	2	2	—	8	16	15

Segment net income (loss)	$175	$268	$48	$40	$4	$4	$3	$14	$26	$25

Identifiable segment assets (period end)	$62,557	$63,369	$18,741	$19,046	$6,391	$6,127	$8,046	$6,254	$1,094	$1,117

	Financial Services		Treasury		All Other Segments (1)		Parent/Reconciling Items		Total BB&T Corporation
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
	(Dollars in millions)
Net interest income (expense)	$4	$9	$131	$91	$40	$37	$20	$(151)	$1,237	$1,088
Net funds transfer pricing (FTP)	39	14	(237)	(16)	(48)	(40)	77	88	—	—

Net interest income (expense) and FTP	43	23	(106)	75	(8)	(3)	97	(63)	1,237	1,088

Economic provision for loan and lease losses	3	2	—	—	1	2	84	38	709	364
Noninterest income	163	151	55	84	9	13	(20)	(100)	940	792
Intersegment net referral fees (expense)	8	5	—	—	—	—	(78)	(35)	—	—
Noninterest expense	132	129	5	2	13	16	381	198	1,320	1,005
Allocated corporate expenses	7	8	1	2	(1)	—	(212)	(210)	—	—

Income (loss) before income taxes	72	40	(57)	155	(12)	(8)	(254)	(224)	148	511
Provision (benefit) for income taxes	27	15	(36)	42	(15)	(9)	(128)	(96)	(9)	149

Segment net income (loss)	$45	$25	$(21)	$113	$3	$1	$(126)	$(128)	$157	$362

Identifiable segment assets (period end)	$3,285	$2,771	$39,588	$24,786	$5,156	$4,750	$20,470	$8,821	$165,328	$137,041

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

BB&T Corporation

Reportable Segments

For the Nine Months Ended September 30, 2009 and 2008

	Banking Network		Residential Mortgage Banking		Sales Finance		Specialized Lending		Insurance Services
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
	(Dollars in millions)
Net interest income (expense)	$1,310	$1,594	$823	$857	$307	$298	$610	$528	$4	$10
Net funds transfer pricing (FTP)	1,389	804	(553)	(629)	(215)	(208)	(166)	(155)	(1)	(4)

Net interest income (expense) and FTP	2,699	2,398	270	228	92	90	444	373	3	6

Economic provision for loan and lease losses	1,312	507	241	82	45	24	254	218	—	—
Noninterest income	926	916	478	158	1	1	90	91	774	663
Intersegment net referral fees (expense)	376	198	(115)	(75)	(10)	(10)	—	—	—	—
Noninterest expense	1,360	1,147	91	58	23	21	210	184	589	519
Allocated corporate expenses	524	525	8	8	9	8	31	26	37	30

Income (loss) before income taxes	805	1,333	293	163	6	28	39	36	151	120
Provision (benefit) for income taxes	288	477	106	59	2	10	13	14	58	46

Segment net income (loss)	$517	$856	$187	$104	$4	$18	$26	$22	$93	$74

Identifiable segment assets (period end)	$62,557	$63,369	$18,741	$19,046	$6,391	$6,127	$8,046	$6,254	$1,094	$1,117

	Financial Services		Treasury		All Other Segments (1)		Parent/Reconciling Items		Total BB&T Corporation
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
	(Dollars in millions)
Net interest income (expense)	$11	$34	$490	$185	$117	$121	$(151)	$(454)	$3,521	$3,173
Net funds transfer pricing (FTP)	101	22	(590)	29	(140)	(126)	175	267	—	—

Net interest income (expense) and FTP	112	56	(100)	214	(23)	(5)	24	(187)	3,521	3,173

Economic provision for loan and lease losses	7	5	—	—	5	5	222	76	2,086	917
Noninterest income	484	470	307	179	24	25	(120)	(113)	2,964	2,390
Intersegment net referral fees (expense)	26	15	—	—	—	—	(277)	(128)	—	—
Noninterest expense	406	399	(1)	(27)	48	53	844	545	3,570	2,899
Allocated corporate expenses	19	27	3	3	(1)	—	(630)	(627)	—	—

Income (loss) before income taxes	190	110	205	417	(51)	(38)	(809)	(422)	829	1,747
Provision (benefit) for income taxes	70	40	27	118	(48)	(32)	(370)	(207)	146	525

Segment net income (loss)	$120	$70	$178	$299	$(3)	$(6)	$(439)	$(215)	$683	$1,222

Identifiable segment assets (period end)	$3,285	$2,771	$39,588	$24,786	$5,156	$4,750	$20,470	$8,821	$165,328	$137,041

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

BB&T Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)	Third Quarter 2009

NOTE 15. Loan Servicing

BB&T has two classes of mortgage servicing rights for which it separately manages the economic risks: residential and commercial. Commercial mortgage servicing rights are recorded as other assets on the Consolidated Balance Sheets at lower of cost or market and amortized in proportion to and over the estimated period that net servicing income is expected to be received based on projections of the amount and timing of estimated future net cash flows. Residential mortgage servicing rights are recorded on the Consolidated Balance Sheets at fair value with changes in fair value recorded as a component of mortgage banking income in the Consolidated Statements of Income for each period. BB&T uses various derivative instruments to mitigate the income statement effect of changes in fair value, which arise as a result of changes in valuation inputs and assumptions, of its residential mortgage servicing rights. The following is an analysis of the activity in BB&T’s residential mortgage servicing rights for the nine month periods ended September 30, 2009 and 2008:

	Residential Mortgage Servicing Rights For the Nine Months Ended September 30,
	2009	2008
	(Dollars in millions)
Carrying value, January 1,	$370	$472
Additions	331	168
Increase (decrease) in fair value:
Due to changes in valuation inputs or assumptions	32	27
Other changes (1)	(94)	(66)

Carrying value, September 30,	$639	$601

(1)	Represents the realization of expected net servicing cash flows, expected borrower payments and the passage of time.

BB&T uses assumptions and estimates in determining the fair value of capitalized mortgage servicing rights. These assumptions include prepayment speeds, servicing costs and Option Adjusted Spread (“OAS”) commensurate with the risks involved and comparable to assumptions used by market participants to value and bid servicing rights available for sale in the market. At September 30, 2009, the weighted average life was 4.0 years, the prepayment speed was 19.9% and the OAS was 3.6%.

The unpaid principal balances of BB&T’s total residential mortgage servicing portfolio were $69.8 billion and $59.7 billion at September 30, 2009 and December 31, 2008, respectively. The unpaid principal balances of residential mortgage loans serviced for others consist primarily of agency conforming fixed-rate mortgage loans and totaled $52.1 billion and $40.7 billion at September 30, 2009 and December 31, 2008, respectively. Mortgage loans serviced for others are not included in loans on the accompanying Consolidated Balance Sheets. BB&T recognized servicing fees of $135 million and $105 million during the first nine months of 2009 and 2008, respectively, as a component of mortgage banking income.

At September 30, 2009 and 2008, the approximate weighted average servicing fee was .37% of the outstanding balance of the residential mortgage loans. The weighted average coupon interest rate on the portfolio of mortgage loans serviced for others was 5.62% and 6.01% at September 30, 2009 and 2008, respectively.

BB&T has sold certain mortgage-related loans that contain recourse provisions. These provisions generally require BB&T to reimburse the investor for a share of any loss that is incurred after the disposal of the property. At September 30, 2009 and December 31, 2008, BB&T had $2.1 billion and $2.5 billion, respectively, of

BB&T Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)	Third Quarter 2009

residential mortgage loans sold with recourse. In the event of nonperformance by the borrower, BB&T has maximum recourse exposure of approximately $669 million and $745 million as of September 30, 2009 and December 31, 2008, respectively. At September 30, 2009, BB&T has recorded $6 million of reserves related to these recourse exposures.

The Company also has securitized residential mortgage loans and retained the resulting securities available for sale. As of September 30, 2009, the fair value of the securities available for sale still owned by BB&T was $64 million and the remaining unpaid principal balance of the underlying loans totaled $62 million. Based on the performance of the underlying loans and general liquidity of the securities, the Company’s recovery of the cost basis in the securities has not been significantly impacted by changes in interest rates, prepayment speeds or credit losses.

BB&T also arranges and services commercial real estate mortgages through Grandbridge Real Estate Capital, LLC (“Grandbridge”) the commercial mortgage banking subsidiary of Branch Bank. During the nine months ended September 30, 2009 and 2008, Grandbridge originated $1.8 billion and $3.2 billion, respectively, of commercial real estate mortgages, the majority of which were arranged for third party investors. As of September 30, 2009 and December 31, 2008, Grandbridge’s portfolio of commercial real estate mortgages serviced for others totaled $24.6 billion and $23.8 billion, respectively. Commercial real estate mortgage loans serviced for others are not included in loans on the accompanying Consolidated Balance Sheets. Grandbridge had $4.0 billion and $3.3 billion in loans serviced for others that were covered by loss sharing agreements at September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009 and December 31, 2008, Grandbridge’s maximum exposure to loss for these loans is approximately $1.0 billion and $818 million, respectively. BB&T has recorded $11 million of reserves related to these recourse exposures at September 30, 2009. Mortgage servicing rights related to commercial mortgage loans totaled $103 million and $98 million at September 30, 2009 and December 31, 2008, respectively.

BB&T Corporation and Subsidiaries

Management’s Discussion and Analysis	Third Quarter 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	costs or difficulties related to the integration of the businesses of BB&T and its merger partners may be greater than expected;

•	expected cost savings associated with completed mergers or acquisitions may not be fully realized or realized within the expected time frames; and

•	deposit attrition, customer loss and/or revenue loss following completed mergers may be greater than expected.

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

BB&T Corporation and Subsidiaries

Management’s Discussion and Analysis—(Continued)	Third Quarter 2009

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

To implement the CAP, the Board of Governors of the Federal Reserve System, the Federal Reserve Banks, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency commenced a review of the capital needs of the largest U.S. banking institutions. This review was called the Supervisory Capital Assessment Program (the “SCAP”). The SCAP review process involved a forward-looking capital assessment, or “stress test”, of all domestic bank holding companies with assets of more than $100 billion at December 31, 2008, which includes BB&T. The stress test was intended to estimate credit losses, revenues and reserve needs for each of these bank holding companies in 2009 and 2010 under a macroeconomic scenario that reflected a consensus expectation for the depth and duration of the recession and a more adverse scenario that was designed to reflect a recession that was longer and more severe than consensus expectations.

On May 7, 2009 the Board of Governors of the Federal Reserve System announced the results of the final SCAP assessments for the 19 largest U.S. bank holding companies, including BB&T. The SCAP assessment for BB&T indicated that BB&T did not need to raise additional capital.

On June 17, 2009, BB&T repurchased all 3,133.64 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series C, $1,000,000 liquidation preference per share (the “Series C Preferred Stock”) issued to the U.S. Treasury on November 14, 2008, as part of the Troubled Asset Relief Program – Capital Purchase Program (the “Capital Purchase Program”). The aggregate purchase price paid to the U.S. Treasury for the Series C Preferred Stock was approximately $3.1 billion, including approximately $14 million of accrued and unpaid dividends. On July 22, 2009, BB&T repurchased the warrant to purchase up to 13,902,573 shares of its common stock for $67 million, which was also issued to the U.S. Treasury on November 14, 2008, as part of the Capital Purchase Program.

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

BB&T Corporation and Subsidiaries

Management’s Discussion and Analysis—(Continued)	Third Quarter 2009

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

Fair Value of Financial Instruments

A significant portion of BB&T’s assets and certain liabilities are financial instruments carried at fair value. This includes securities available for sale, trading securities, derivatives, certain loans held for sale, residential mortgage servicing rights, certain short-term borrowings and venture capital investments. At September 30, 2009, the percentage of total assets and total liabilities measured at fair value was 24.1% and less than 1%, respectively. The vast majority of assets and liabilities carried at fair value are based on either quoted market prices or market prices for similar instruments. At September 30, 2009, 4.5% of assets measured at fair value were based on significant unobservable inputs. This represents 1.1% of BB&T’s total assets. See Note 12 “Fair Value Disclosures” in the “Notes to Consolidated Financial Statements” herein for additional disclosures regarding the fair value of financial instruments.

Securities

The fair values of available-for-sale and trading securities are generally based upon quoted market prices or observable market prices for similar instruments. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment. As of September 30, 2009, BB&T had approximately $884 million of available-for-sale and trading securities, which is less than 1% of total assets, valued using unobservable inputs. These securities were primarily non-agency mortgage-backed securities. BB&T conducts periodic reviews to identify and evaluate each available-for-sale security that has an unrealized loss for other-than-temporary impairment. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. The primary factors BB&T considers in determining whether an

BB&T Corporation and Subsidiaries

Management’s Discussion and Analysis—(Continued)	Third Quarter 2009

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

BB&T Corporation and Subsidiaries

Management’s Discussion and Analysis—(Continued)	Third Quarter 2009

counterparties are required to provide collateral to BB&T when their unsecured loss positions exceed certain negotiated limits. The fair value of interest rate lock commitments, which are related to mortgage loan commitments, is based on quoted market prices adjusted for commitments that BB&T does not expect to fund and includes the value attributable to the net servicing fee.

Venture Capital Investments

BB&T has venture capital investments that are carried at fair value. Changes in the fair value of these investments are recorded in other noninterest income each period. In many cases there are no observable market values for these investments and therefore management must estimate the fair value based on a comparison of the operating performance of the company to multiples in the marketplace for similar entities. This analysis requires significant judgment and actual values in a sale could differ materially from those estimated. As of September 30, 2009, BB&T had $229 million of venture capital investments, which is less than 1% of total assets.

Intangible Assets

BB&T’s mergers and acquisitions are accounted for using the acquisition method of accounting. Under the acquisition method, BB&T is required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which often involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques, which are inherently subjective. The amortization of identified intangible assets is based upon the estimated economic benefits to be received, which is also subjective. Acquisitions typically result in goodwill, which is subject to ongoing periodic impairment tests based on the fair value of net assets acquired compared to their carrying value. The major assumptions used in the impairment testing process include the estimated future cash flows of each business unit and discount rates. Discount rates are unique to each business unit and are based upon the cost of capital specific to the industry in which the business unit operates. As a result of the challenging economic environment and the decline in market capitalization, the excess of the fair value over the carrying value of several reporting units has narrowed. A continuing period of depressed market conditions, or further market deterioration, may result in impairment of goodwill in the future.

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

BB&T Corporation and Subsidiaries

Management’s Discussion and Analysis—(Continued)	Third Quarter 2009

EXECUTIVE SUMMARY

Consolidated net income for the third quarter of 2009 totaled $157 million, down $205 million, or 56.6%, compared to $362 million earned during the third quarter of 2008. On a diluted per common share basis, earnings for the three months ended September 30, 2009 were $.23, compared to $.65 for the same period in 2008, a decrease of 64.6%. BB&T’s results of operations for the third quarter of 2009 produced an annualized return on average assets of .40% and an annualized return on average common shareholders’ equity of 3.90% compared to prior year ratios of 1.05% and 10.86%, respectively.

Consolidated net income for the first nine months of 2009 totaled $683 million, a decrease of $539 million, or 44.1%, compared to $1.2 billion earned during the first nine months of 2008. Consolidated net income available to common shareholders for the first nine months of 2009 totaled $544 million, a decrease of $670 million, or 55.2%, compared to $1.2 billion earned during the same period in 2008. On a diluted per common share basis, earnings for the nine months ended September 30, 2009 were $.88, compared to $2.20 for the same period in 2008, a decrease of 60.0%. BB&T’s results of operations for the first nine months of 2009 produced an annualized return on average assets of .60% and an annualized return on average common shareholders’ equity of 5.09% compared to prior year ratios of 1.21% and 12.46%, respectively.

Results of operations for the third quarter of 2009 included a $25 million (pretax) contingency reserve and a $12 million benefit to the provision for income tax related to leveraged lease transactions. In addition to these items, results of operations for the first nine months of 2009 and 2008 included the following significant items. The first nine months of 2009 included a $68 million (pretax) FDIC special assessment, $47 million in accelerated amortization on the preferred stock repaid to the Treasury and $41 million (pretax) in gains from the early extinguishment of debt. Also in the first nine months of 2009, BB&T recorded securities gains of $200 million (pretax), which was net of $40 million (pretax) of other-than-temporary impairment charges, compared to $66 million (pretax) of securities gains, net of $41 million (pretax) other-than-temporary impairment charges, during the same period of 2008. In addition, during the first nine months of 2008, BB&T recorded $15 million of charges resulting from valuation adjustments for bank-owned life insurance, $17 million (pretax) of additional income in connection with the implementation of fair value accounting standards, $37 million (pretax) in gains on the early extinguishment of debt and a $94 million (pretax) increase in income associated with the initial public offering by Visa, Inc. including a $14 million (pretax) reversal of a previously recorded liability.

On August 14, 2009, BB&T acquired certain assets and assumed substantially all of the deposits and certain other liabilities of Colonial Bank (“Colonial”), headquartered in Montgomery, Alabama, from the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Colonial. Colonial operated 357 banking offices in Alabama, Florida, Georgia, Texas and Nevada. The acquisition significantly strengthened BB&T’s banking franchise, moving BB&T to fifth in deposit market share in Florida and fourth in Alabama. BB&T issued 38.5 million shares of common stock to the investing public at $26 per share in connection with the Colonial acquisition to further strengthen BB&T’s capital levels. Please refer to Note 2 “Business Combinations” in the “Notes to Consolidated Financial Statements” for additional disclosures about the Colonial acquisition.

BB&T’s total assets at September 30, 2009 were $165.3 billion, an increase of $13.3 billion, or 8.8%, compared to December 31, 2008. Total loans and leases at September 30, 2009 were $107.0 billion, an increase of $8.4 billion, or 8.5%, compared to the balance at year-end. The increase in total loans and leases included increases of $1.7 billion in loans held for sale and $8.3 billion in covered loans acquired in the Colonial transaction. Securities available for sale increased $1.3 billion compared to the balances at December 31, 2008. In addition, BB&T recorded a $3.3 billion receivable from the FDIC in connection with the Colonial acquisition. The FDIC receivable represents the fair value of amounts expected to be received under the agreement with the FDIC, whereby the FDIC will reimburse BB&T for the vast majority of losses on the assets acquired.

BB&T Corporation and Subsidiaries

Management’s Discussion and Analysis—(Continued)	Third Quarter 2009

Total client deposits at September 30, 2009, were $103.7 billion, an increase of $20.2 billion, or 24.1%, from December 31, 2008. Total deposits, which include wholesale deposits sources, totaled $114.5 billion at September 30, 2009, an increase of $15.9 billion, or 16.1%, compared to December 31, 2008. The increase in client deposits was a result of the Colonial acquisition as well as BB&T’s success in attracting new accounts. BB&T also has seen an improvement in the deposit mix, with noninterest-bearing accounts representing 18.0% of total client deposits at September 30, 2009, compared with 16.3% at December 31, 2008.

Total shareholders’ equity increased slightly compared to December 31, 2008. BB&T’s common equity increased as a result of the issuance of $2.6 billion in common stock during the second and third quarters of 2009, which was offset by the repayment of the $3.1 billion of preferred stock issued to the U.S. Treasury. The Tier 1 common ratio was 8.4% at September 30, 2009 and June 30, 2009. In addition, the Tier 1 risk-based capital and total risk-based capital ratios were 11.1% and 15.6% at September 30, 2009, respectively, compared to 10.6% and 15.2%, respectively, at June 30, 2009. The improvement in the regulatory capital levels reflects the common stock issuance. BB&T’s risk-based and tangible capital ratios remain well above regulatory standards for well-capitalized banks. As of September 30, 2009, measures of tangible capital were not required by the regulators and, therefore, were considered non-GAAP measures. Please refer to the section titled “Capital Adequacy and Resources” herein for a discussion of how BB&T calculates and uses these measures in the evaluation of the Company.

Early stage delinquencies and net charge-offs for the third quarter of 2009 were largely stable compared to the second quarter of 2009, while nonperforming assets and credit costs continued to increase during the third quarter of 2009. BB&T recorded a $709 million provision for credit losses in the third quarter of 2009, which exceeded net charge-offs by $263 million. This compared to a $364 million provision for credit losses recorded during the third quarter of 2008. For the first nine months of 2009, the provision for credit losses totaled $2.1 billion, compared to $917 million for the same period of 2008. The increases in nonperforming assets and the provision for credit losses were driven by continued deterioration in housing-related credits. The largest concentration of housing-related credit issues continues to be in Georgia, Florida and metropolitan Washington, D.C., including the surrounding suburbs.

BB&T’s underlying business continued to perform reasonably well during the third quarter of 2009, with total revenues up 16.1% compared with the third quarter of 2008. The increase in revenues included another very strong quarter from residential mortgage banking operations and improvement in the net interest margin. The net interest margin improved to 3.68% in the third quarter of 2009 and management anticipates additional improvement in the net interest margin as a result of the Colonial acquisition. Noninterest expenses were up in the third quarter of 2009 compared to 2008, primarily due to growth resulting from acquisitions, increased foreclosed property expense, higher FDIC insurance premiums and increased pension costs.

In addition to the Colonial acquisition, BB&T continued to expand its noninterest revenue producing business through the acquisitions of Dallas, Texas-based Quantum First Capital, LTD and Louisville, Kentucky-based BFG Realty Advisors, LLC. Both firms were acquired by BB&T’s wholly-owned subsidiary Grandbridge Real Estate Capital LLC.

Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2008, for additional information with respect to BB&T’s recent accomplishments and significant challenges. The factors causing the fluctuations in the major balance sheet and income statement categories for the third quarter and first nine months of 2009 compared to the corresponding periods of 2008 are further discussed in the following sections.

BB&T Corporation and Subsidiaries

Management’s Discussion and Analysis—(Continued)	Third Quarter 2009

ANALYSIS OF FINANCIAL CONDITION

Securities

Securities available for sale totaled $34.1 billion at September 30, 2009, an increase of $1.3 billion, or 3.9%, compared with December 31, 2008. This increase includes $1.2 billion in securities acquired in the Colonial transaction that are covered by one of the FDIC loss share agreements. Trading securities totaled $686 million, up $310 million, compared with the balance at December 31, 2008. BB&T’s trading portfolio may fluctuate significantly from period to period based on market conditions, which affect the timing of purchases and sales of securities classified as trading.

Average total securities for the third quarter of 2009 was $32.6 billion, an increase of $8.5 billion, or 35.4%, compared with the average balance during the third quarter of 2008. Average total securities for the first nine months of 2009 was $31.5 billion, an increase of $7.7 billion, or 32.4%, compared with the average balance during the first nine months of 2008. The growth in average securities primarily reflects the deployment in the fourth quarter of 2008 of the capital invested by the U.S. Treasury. While BB&T repaid the capital invested by the U.S. Treasury during the second quarter of 2009, it issued other forms of capital and has retained a higher level of securities. Currently, management is not reinvesting cash flows from the securities portfolio and expects the size of the portfolio as a percentage of total earnings assets to decline in the future.

BB&T sold a total of $17.1 billion in available-for-sale securities during the nine month period ended September 30, 2009, including $2.4 billion of securities acquired in the Colonial acquisition, which produced net securities gains of $240 million, none of which related to the sales from the Colonial acquisition. In addition, BB&T recorded $40 million in charges for other-than-temporary impairment related to certain debt and equity securities. During the first quarter of 2009, BB&T took advantage of an opportunity to shorten the duration of its securities portfolio and realize gains in certain mortgage-backed securities issued by U.S. government-sponsored entities. While these mortgage-backed securities have higher yields, they have a longer duration and government efforts to drive down mortgage rates increased the risk of early prepayment. The majority of the proceeds from these sales were reinvested in similar securities with shorter durations early in the second quarter of 2009.

The annualized fully taxable equivalent (“FTE”) yield on the average securities portfolio for the third quarter of 2009 was 4.18%, which represents a decrease of 85 basis points compared to the annualized yield earned during the third quarter of 2008. The annualized FTE yield on the average securities portfolio for the first nine months of 2009 was 4.35%, which represents a decrease of 72 basis points compared to the annualized yield earned during the first nine months of 2008. The decrease in the annualized FTE yield on the average securities portfolio was primarily the result of reinvesting the sales from the first quarter of 2009 into shorter duration securities. Other than this, the FTE yield benefited from the addition of the securities acquired in the Colonial transaction.

On September 30, 2009, BB&T held certain investment securities having continuous unrealized loss positions for more than 12 months. As of September 30, 2009, the unrealized losses on these securities totaled $319 million. Substantially all of these losses were in non-agency mortgage-backed and municipal securities. At September 30, 2009, all of the available-for-sale debt securities in an unrealized loss position were investment grade with the exception of one auction rate security with a book value of $1 million, two municipal bonds with a book value of $9 million and eleven non-agency mortgage-backed securities with a book value of $890 million. All of the non-investment grade securities referenced above were initially investment grade and have been downgraded since purchase. BB&T evaluated all of its debt securities for credit impairment. During the third quarter of 2009, BB&T determined that the auction rate security had credit losses evident and recorded

BB&T Corporation and Subsidiaries

Management’s Discussion and Analysis—(Continued)	Third Quarter 2009

other-than-temporary impairment. As of September 30, 2009, BB&T’s evaluation of the other securities with continuous unrealized losses indicated that there were no credit losses evident. Furthermore, BB&T does not intend to sell and it is more likely than not that the Company will not be required to sell these debt securities before the anticipated recovery of the amortized cost basis.

See Note 3 “Securities” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to BB&T’s evaluation of securities for other-than-temporary impairment.

Loans and Leases

BB&T emphasizes commercial lending to small and medium-sized businesses, consumer lending, mortgage lending and specialized lending with an overall goal of maximizing the profitability of the loan portfolio, maintaining strong asset quality and achieving an equal mix of consumer and commercial loans. For the third quarter of 2009, average total loans were $103.3 billion, an increase of $7.4 billion, or 7.7%, compared to the same period in 2008. For the first nine months of 2009, average total loans were $100.9 billion, an increase of $6.4 billion, or 6.7%, compared to the same period in 2008. The growth in average loans includes the impact of the Colonial acquisition, which added approximately $9.6 billion in loans as of August 14, 2009.

The following table presents the composition of average loans and leases for the third quarter and nine months ended September 30, 2009 and 2008, respectively:

Table 1

Composition of Average Loans and Leases

	For the Three Months Ended
	September 30, 2009		September 30, 2008
	Balance	% of total	Balance	% of total
	(Dollars in millions)
Commercial loans and leases	$49,916	48.4%	$48,125	50.0%
Direct retail loans	14,507	14.0	15,595	16.3
Sales finance loans	6,528	6.3	6,292	6.6
Revolving credit loans	1,886	1.8	1,688	1.8
Mortgage loans	15,515	15.0	17,279	18.0
Specialized lending loans	7,542	7.3	5,648	5.9
Other acquired loans	75	0.1	—	—

Total average loans and leases held for investment (excluding covered loans)	95,969	92.9	94,627	98.6
Covered loans	4,380	4.2	—	—

Total average loans and leases held for investment	100,349	97.1	94,627	98.6
Loans held for sale	2,985	2.9	1,316	1.4

Total average loans and leases	$103,334	100.0%	$95,943	100.0%

BB&T Corporation and Subsidiaries

Management’s Discussion and Analysis—(Continued)	Third Quarter 2009

	For the Nine Months Ended
	September 30, 2009		September 30, 2008
	Balance	% of total	Balance	% of total
	(Dollars in millions)
Commercial loans and leases	$50,294	50.0%	$46,929	49.7%
Direct retail loans	14,849	14.7	15,606	16.5
Sales finance loans	6,391	6.3	6,171	6.5
Revolving credit loans	1,819	1.8	1,639	1.7
Mortgage loans	16,088	15.9	17,371	18.4
Specialized lending loans	7,009	6.9	5,417	5.7
Other acquired loans	25	—	—	—

Total average loans and leases held for investment (excluding covered loans)	96,475	95.6	93,133	98.5
Covered loans	1,476	1.5	—	—

Total average loans and leases held for investment	97,951	97.1	93,133	98.5
Loans held for sale	2,941	2.9	1,381	1.5

Total average loans and leases	$100,892	100.0%	$94,514	100.0%

Average commercial loans and leases were up 3.7% and 7.2% for the third quarter and the first nine months of 2009, respectively, compared to the corresponding periods of 2008. Growth in commercial lending remained slow during the third quarter of 2009, as clients continue to restrict their expansion plans until there is more certainty in the economic outlook. In addition, BB&T has intentionally lowered its exposure to real estate lending, which has resulted in lower balances. These factors have been somewhat offset by significant growth in 2009 in lending relationships with healthcare and governmental entities, due to BB&T’s strong capital position and credit ratings.

Average direct retail loans declined 7.0% and 4.9% for the third quarter and the first nine months of 2009, respectively, compared to the corresponding periods of 2008. This portfolio is primarily home equity loans and lines to individuals and has been negatively affected by the downturn in the residential real estate markets.

Average mortgage loans held for investment declined 10.2% and 7.4% for the third quarter and the first nine months of 2009, respectively, compared to the corresponding periods of 2008. The decline in average mortgage loans is primarily due to the vast majority of new residential mortgage originations being sold in the secondary market. Average loans held for sale, which is primarily residential mortgage loans, increased 126.8% and 113.0% for the third quarter and the first nine months of 2009, respectively, compared to the same periods of 2008.

Average specialized lending loans increased 33.5% and 29.4% for the third quarter and the first nine months of 2009, respectively, compared to the corresponding periods of 2008. Growth in specialized lending has primarily been in insurance premium finance lending, equipment finance leases and automobile loans. This includes the acquisition of assets of an insurance premium finance business on February 2, 2009, which added approximately $715 million in loans.

The annualized FTE yield for the total loan portfolio for the third quarter of 2009 was 5.52% compared to 6.28% in the third quarter of 2008. The annualized yield on commercial loans for the third quarter of 2009 was 4.29%, a decline of 113 basis points compared to the same period in 2008, while the annualized yield on direct retail loans for the third quarter of 2009 was 5.43% compared to 6.35% in the same period in 2008. The annualized FTE yield on the total loan portfolio for the first nine months of 2009 was 5.46%, which reflects a

BB&T Corporation and Subsidiaries

Management’s Discussion and Analysis—(Continued)	Third Quarter 2009

decrease of 108 basis points compared to the same period in 2008. The decrease in the FTE yield on the loan portfolio was primarily the result of the repricing of loans in response to the decreases in the prime lending rate and other indices, as well as a higher level of nonperforming loans in 2009 as compared to 2008. These declines were partially offset by wider loan spreads on new originations and the Colonial acquisition.

Other Interest-Earning Assets

Federal funds sold and securities purchased under resale agreements or similar arrangements totaled $520 million at September 30, 2009, an increase of $170 million compared to December 31, 2008, while interest-bearing deposits with banks, including segregated cash, decreased $265 million compared to year-end 2008. The average yield on other interest-earning assets was .51% for the third quarter of 2009 compared to 2.61% for the third quarter of 2008. The average yield on other interest-earning assets was .66% for the first nine months of 2009, compared to 2.88% for the same period in 2008, reflecting the decline in the Federal funds target rate during 2008.

Noninterest-Earning Assets

BB&T’s other noninterest-earning assets, including premises and equipment, goodwill, core deposit and other intangible assets, residential mortgage servicing rights, FDIC loss share receivable and noninterest-bearing cash and due from banks, increased $4.3 billion from December 31, 2008 to September 30, 2009. The growth in this category was primarily due to the goodwill, core deposit intangible and the FDIC loss share receivable recorded for the Colonial acquisition.

Deposits

Deposits totaled $114.5 billion at September 30, 2009, an increase of $15.9 billion, or 16.1%, from December 31, 2008. The increase includes the Colonial acquisition. Client deposits generated through the BB&T banking network are the largest source of funds used to support asset growth. Client deposits totaled $103.7 billion at September 30, 2009, an increase of $20.2 billion, or 24.1%, from December 31, 2008. During the first nine months of 2009, BB&T opened approximately 59,000 net new transaction deposit accounts through its retail branch, online and Phone 24 delivery channels.

The following table presents the composition of average deposits for the third quarter and nine months ended September 30, 2009 and 2008:

Table 2

Composition of Average Deposits

	For the Three Months Ended
	September 30, 2009		September 30, 2008
	Balance	% of total	Balance	% of total
	(Dollars in millions)
Noninterest-bearing deposits	$17,389	16.2%	$13,181	14.6%
Interest checking	2,762	2.6	2,369	2.6
Other client deposits	47,046	43.8	38,369	42.7
Client certificates of deposit	29,152	27.2	26,317	29.2

Total client deposits	96,349	89.8	80,236	89.1

Other interest-bearing deposits	10,961	10.2	9,785	10.9

Total average deposits	$107,310	100.0%	$90,021	100.0%

BB&T Corporation and Subsidiaries

Management’s Discussion and Analysis—(Continued)	Third Quarter 2009

	For the Nine Months Ended
	September 30, 2009		September 30, 2008
	Balance	% of total	Balance	% of total
	(Dollars in millions)
Noninterest-bearing deposits	$15,566	15.8%	$12,981	14.8%
Interest checking	2,632	2.7	2,412	2.7
Other client deposits	43,248	43.8	35,965	41.0
Client certificates of deposit	27,402	27.8	26,707	30.4

Total client deposits	88,848	90.1	78,065	88.9

Other interest-bearing deposits	9,744	9.9	9,707	11.1

Total average deposits	$98,592	100.0%	$87,772	100.0%

Average deposits for the third quarter of 2009 increased $17.3 billion, or 19.2%, compared to the same period in 2008. The categories of deposits with the highest growth for the third quarter of 2009 compared to the third quarter of 2008 were other client deposits, which includes money rate savings accounts, investor deposit accounts, savings accounts, individual retirement accounts and other time deposits, which increased $8.7 billion, or 22.6%, and noninterest-bearing deposits, which increased $4.2 billion, or 31.9%. Client certificates of deposit and other interest-bearing deposits, which consist of negotiable certificates of deposit and Eurodollar deposits, also increased $2.8 billion and $1.2 billion, respectively, compared to the third quarter of 2008.

Average deposits for the first nine months of 2009 increased $10.8 billion, or 12.3%, compared to the first nine months of 2008. The categories of deposits with the highest average rates of growth for the first nine months of 2009 compared to the same period of 2008 were other client deposits, which increased $7.3 billion, or 20.3%, and noninterest-bearing deposits which increased $2.6 billion, or 19.9%.

The overall mix of deposits continues to improve, as average client deposits grew 20.1% in the third quarter of 2009, a faster pace than other interest-bearing deposits, due to strong growth in noninterest-bearing and other client deposits, which was aided by the Colonial acquisition. BB&T has been successful in attracting new business and individual accounts by emphasizing the strength of BB&T’s franchise. In addition, noninterest-bearing deposit growth has benefited from participation in the Transaction Account Guarantee program and an increase in escrow deposits due to significant mortgage lending activity. BB&T also improved the mix of deposits by paying off $1.6 billion of higher-cost brokered deposits.

Borrowings

While client deposits remain the primary source for funding loan originations and other balance sheet growth, management uses short-term borrowings as a supplementary funding source for balance sheet growth. Short-term borrowings utilized by BB&T include Federal funds purchased, securities sold under repurchase agreements, master notes, U.S. Treasury tax and loan deposit notes, borrowings under the treasury auction facility and short-term bank notes. At September 30, 2009, short-term borrowings totaled $8.4 billion, a decrease of $2.4 billion, or 22.5%, compared to December 31, 2008. The decrease in these borrowings compared to December 31, 2008 was primarily due to the pay down of these borrowings with the cash proceeds received from the Colonial acquisition.

For the third quarter of 2009, the average annualized FTE rate paid on short-term borrowings was .48% compared to 2.44% during the third quarter of 2008. The average annualized rate paid on short-term borrowed funds was .54% for the first nine months of 2009, a decrease of 230 basis points from the average rate of 2.84%

BB&T Corporation and Subsidiaries

Management’s Discussion and Analysis—(Continued)	Third Quarter 2009

paid during the comparable period of 2008. The lower rate paid on short-term borrowed funds during the first nine months of 2009 compared to the same period in 2008 was primarily the result of decreases in the Federal funds target rate.

BB&T also utilizes long-term debt to provide both funding, and to a lesser extent, regulatory capital. Long-term debt consists of Federal Home Loan Bank advances to Branch Bank, corporate senior and subordinated notes, senior and subordinated notes issued by Branch Bank, and junior subordinated debentures issued by BB&T. Long-term debt totaled $21.3 billion at September 30, 2009, an increase of $3.3 billion, or 18.2%, from the balance at December 31, 2008.

During the second quarter of 2009, BB&T issued $1.1 billion of senior unsecured notes. The notes were issued in two tranches, $510 million 5.70% fixed-rate notes due in 2014 and $541 million 6.85% fixed-rate notes due in 2019. The proceeds from the offering, combined with the common stock offering completed during the second quarter of 2009, and other funds, were used to fund the repurchase of the preferred stock issued to the U.S. Treasury. Also during the second quarter, BB&T recognized $36 million in gains related to the repurchase of $218 million of subordinated debt.

During the third quarter of 2009, BB&T Capital Trust VI issued $575 million of capital securities. The securities have a fixed interest rate of 9.60% and an initial maturity date of August 2064. These securities are fully guaranteed by BB&T and qualify as Tier 1 capital, subject to certain limitations. In addition, BB&T completed three separate issuances of senior debt during the third quarter for a total of $1.75 billion. BB&T issued $1.0 billion of senior notes, with a fixed interest rate of 3.85% that mature in 2012, $500 million of senior notes, with a fixed interest rate of 3.38%, that mature in 2013, and $250 million of senior notes, with a fixed interest rate of 3.10%, that mature in 2011. The proceeds from all of these offerings will be used for general corporate purposes. BB&T assumed $3.7 billion of FHLB advances in the Colonial acquisition, of which $2.8 billion were prepaid shortly after the acquisition.

Early in the fourth quarter, BB&T Capital Trust VII issued $350 million of capital securities. The securities have a fixed interest rate of 8.10% and an initial maturity date of November 2064. These securities are fully guaranteed by BB&T and qualify as Tier 1 capital, subject to certain limitations.

The average annualized rate paid on long-term debt for the third quarter of 2009 was 3.73% compared to 4.00% for the same period in 2008. The average annualized rate paid on long-term debt for the first nine months of 2009 was 3.74%, a decrease of 43 basis points compared to the first nine months of 2008. The decline in the cost of long-term debt resulted from decreases in the effective rates paid on the portion of BB&T’s long-term debt that was issued as a floating-rate instrument or swapped to a floating rate.

Shareholders’ Equity

Total shareholders’ equity at September 30, 2009 was $16.1 billion, a slight increase compared to December 31, 2008. BB&T’s book value per common share at September 30, 2009 was $23.41, compared to $23.16 at December 31, 2008.

As previously discussed under the section titled “Regulatory Considerations,” BB&T repurchased all of the preferred stock issued to the U.S. Treasury on June 17, 2009, which resulted in a decline of $3.1 billion in shareholders’ equity. This decline was partially offset by two common stock issuances. On May 13, 2009, BB&T issued 86.25 million shares of common stock at $20 per share for net proceeds of $1.7 billion, and on August 21, 2009, BB&T issued 38.5 million shares of common stock at $26 per share, leading to net proceeds of $963 million.

BB&T Corporation and Subsidiaries

Management’s Discussion and Analysis—(Continued)	Third Quarter 2009

The August 21, 2009 offering was made in connection with the Colonial acquisition to further strengthen BB&T’s capital levels.

BB&T’s tangible shareholders’ equity available to common shareholders was $9.7 billion at September 30, 2009, an increase of $1.9 billion, or 25.0%, compared to December 31, 2008. BB&T’s tangible book value per common share at September 30, 2009 was $14.10 compared to $13.87 at December 31, 2008. As of September 30, 2009, measures of tangible capital were not required by the regulators and, therefore, were considered non-GAAP measures. Please refer to the section titled “Capital Adequacy and Resources” herein for a discussion of how BB&T calculates and uses these measures in the evaluation of the Company.

Asset Quality

BB&T experienced stable trends in early stage delinquencies and net charge-offs in the third quarter of 2009 compared to the second quarter of 2009, while nonperforming assets continued to increase reflecting the ongoing challenges in housing-related credits. The largest concentration of credit issues continues to be in Georgia, Florida and metro Washington, D.C., which includes the surrounding suburbs.

The majority of the loans acquired in the Colonial acquisition are covered by agreements with the FDIC, whereby the FDIC reimburses BB&T for the majority of the losses incurred. In addition, all of the loans acquired were recorded at fair value as of the acquisition date. Loans were evaluated and assigned to loan pools based on common risk characteristics. Generally the determination of the fair value of the loans resulted in a significant write-down in the value of the loans, which was assigned to an accretable or nonaccretable balance, with the accretable balance being recognized as interest income over the remaining term of the loan. In accordance with the acquisition method of accounting, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date and are represented by the nonaccretable balance. The majority of the nonaccretable balance is expected to be received from the FDIC in connection with the loss share agreements and is recorded as a separate asset from the covered loans and reflected on the Consolidated Balance Sheets. As a result, all of the loans acquired in the Colonial acquisition were considered to be accruing loans as of the acquisition date. In accordance with regulatory reporting standards, covered loans that are contractually past due will continue to be reported as past due and still accruing based on the number of days past due. Because of the significant change in the accounting for the covered loans and the loss share agreements with the FDIC, management believes that asset quality measures excluding the covered loans are generally more meaningful. Therefore, management has included asset quality measures in Table 4-2 that both include and exclude the covered loans.

Nonperforming assets, which are composed of foreclosed real estate, repossessions, nonaccrual loans and certain restructured loans, totaled $4.1 billion at September 30, 2009, compared to $2.0 billion at December 31, 2008. The increase in nonperforming assets included an increase of $1.2 billion in nonperforming loans and $913 million in foreclosed assets, including $151 million in foreclosed property from the Colonial acquisition that is covered by the FDIC loss share agreements. The majority of the increase in foreclosed assets was related to securing title over projects in Georgia and Maryland. As a percentage of loans and leases plus foreclosed property, nonperforming assets were 3.78% at September 30, 2009 (or 3.95% excluding covered loans and foreclosed property) compared with 2.04% at December 31, 2008. Loans 90 days or more past due and still accruing interest, excluding Colonial loans covered by FDIC loss share agreements, totaled $323 million at September 30, 2009, compared with $431 million at year-end 2008. Loans 30-89 days past due, excluding Colonial loans covered by FDIC loss share agreements totaled $1.7 billion at September 30, 2009, which was also a decline compared with $2.0 billion at year-end 2008.

BB&T Corporation and Subsidiaries

Management’s Discussion and Analysis—(Continued)	Third Quarter 2009

BB&T’s net charge-offs totaled $446 million for the third quarter of 2009 and amounted to 1.71% of average loans and leases, on an annualized basis (or 1.79% excluding covered loans), compared to $242 million, or 1.00% of average loans and leases, on an annualized basis, in the corresponding period in 2008. Net charge-offs for the third quarter of 2009 were relatively stable compared to the second quarter of 2009. BB&T’s net charge-offs totaled $1.3 billion for the first nine months of 2009 and amounted to 1.70% of average loans and leases, on an annualized basis, (or 1.73% excluding covered loans) compared to $537 million, or .76%, of average loans and leases, on an annualized basis, in the corresponding period in 2008. The increase in net charge-offs was largely driven by challenges in the residential real estate market, which has resulted in increases in losses in the commercial, direct retail and mortgage portfolios.

The allowance for credit losses, which totaled $2.5 billion and $1.6 billion at September 30, 2009 and December 31, 2008, respectively, consists of the allowance for loan and lease losses, which is presented on the Consolidated Balance Sheets, and the reserve for unfunded lending commitments, which is included in other liabilities on the Consolidated Balance Sheets. The allowance for loan and lease losses amounted to 2.29% of loans and leases held for investment at September 30, 2009 (or 2.49% excluding covered loans), compared to 1.62% at year-end 2008. The growth of $871 million in the allowance for credit losses reflects migrations of loans to higher risk grades, with the most significant increases occurring in the single family residential, acquisition, development, and construction loan portfolio and the consumer real estate portfolio.

The following table presents an estimated allocation of the allowance for loan and lease losses at September 30, 2009 and December 31, 2008. This allocation of the allowance for loan and lease losses is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 3

Allocation of Allowance for Loan and Lease Losses by Category

	September 30, 2009		December 31, 2008
	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in millions)
Balances at end of period applicable to:
Commercial loans and leases	$1,413	47.8%	$912	51.9%
Sales finance	75	6.2	55	6.5
Revolving credit	112	1.9	94	1.8
Direct retail	297	13.9	124	15.9
Residential mortgage loans	126	14.9	91	17.6
Specialized lending	256	7.2	238	6.3
Covered and other acquired	—	8.1	—	—
Unallocated	100	—	60	—

Total	$2,379	100.0%	$1,574	100.0%

Asset quality statistics for the last five calendar quarters are presented in the accompanying tables.

BB&T Corporation and Subsidiaries

Management’s Discussion and Analysis—(Continued)	Third Quarter 2009

Table 4 – 1

Asset Quality Analysis

	For the Three Months Ended
	9/30/2009	6/30/2009	3/31/2009	12/31/2008	9/30/2008
	(Dollars in millions)
Allowance For Credit Losses
Beginning balance	$2,145	$1,895	$1,607	$1,393	$1,273
Other changes	70	—	—	—	(2)
Provision for credit losses	709	701	676	528	364
Charge-offs
Commercial loans and leases	(204)	(134)	(144)	(123)	(87)
Direct retail loans	(68)	(134)	(68)	(49)	(41)
Sales finance loans	(14)	(19)	(22)	(18)	(15)
Revolving credit loans	(32)	(33)	(30)	(23)	(20)
Mortgage loans	(77)	(78)	(49)	(45)	(33)
Specialized lending	(73)	(74)	(92)	(76)	(61)

Total charge-offs	(468)	(472)	(405)	(334)	(257)

Recoveries
Commercial loans and leases	5	4	3	7	3
Direct retail loans	4	4	4	3	3
Sales finance loans	3	2	2	1	2
Revolving credit loans	3	3	3	3	2
Mortgage loans	2	1	—	1	—
Specialized lending	5	7	5	5	5

Total recoveries	22	21	17	20	15

Net charge-offs	(446)	(451)	(388)	(314)	(242)

Ending balance	$2,478	$2,145	$1,895	$1,607	$1,393

Nonperforming Assets (1)
Nonaccrual loans and leases
Commercial loans and leases	$1,610	$1,252	$1,028	$845	$722
Direct retail loans	187	144	120	89	76
Sales finance loans	7	6	7	7	6
Mortgage loans	666	595	481	375	298
Specialized lending	103	94	91	97	94

Total nonaccrual loans and leases	2,573	2,091	1,727	1,413	1,196

Foreclosed real estate	1,326	1,201	958	538	382
Other foreclosed property	53	48	65	79	60

Total nonperforming assets (excluding covered assets)	3,952	3,340	2,750	2,030	1,638

Covered foreclosed real estate	151	—	—	—	—

Total nonperforming assets	$4,103	$3,340	$2,750	$2,030	$1,638

BB&T Corporation and Subsidiaries

Management’s Discussion and Analysis—(Continued)	Third Quarter 2009

	For the Three Months Ended
	9/30/2009	6/30/2009	3/31/2009	12/31/2008	9/30/2008
	(Dollars in millions)
Loans 90 days or more past due and still accruing (2)
Commercial loans and leases	$13	$4	$7	$86	$39
Direct retail loans	79	87	127	117	88
Sales finance loans	24	22	28	26	19
Revolving credit loans	23	24	25	23	17
Mortgage loans	172	179	180	165	123
Specialized lending	10	13	14	14	11
Other acquired loans	2	—	—	—	—

Total loans 90 days past due and still accruing (excluding covered loans) (3)	$323	$329	$381	$431	$297

Loans 30 – 89 days past due (2)
Commercial loans and leases	$365	$422	$507	$594	$355
Direct retail loans	205	191	256	270	200
Sales finance loans	127	111	111	146	119
Revolving credit loans	32	29	32	34	29
Mortgage loans	664	681	706	690	582
Specialized lending	298	269	221	313	294
Other acquired loans	1	—	—	—	—

Total loans 30 – 89 days past due (excluding covered loans) (3)	$1,692	$1,703	$1,833	$2,047	$1,579

(1)	Covered and other acquired loans are considered to be performing due to the application of the accretion method under Topic 310-30. Covered loans that are contractually past due are noted in footnote 3 below.
(2)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase.
(3)	Excludes loans totaling $564 million (past due 30-89 days) and $945 million (past due 90 days or more) at September 30, 2009 that are covered by the FDIC loss sharing agreements.

BB&T Corporation and Subsidiaries

Management’s Discussion and Analysis—(Continued)	Third Quarter 2009

Table 4 – 2

Asset Quality Ratios

	For the Three Months Ended
	9/30/2009		6/30/2009		3/31/2009		12/31/2008		9/30/2008
Asset Quality Ratios (including covered loans and foreclosed property)
Loans 30 – 89 days past due and still accruing as a percentage of total loans and leases (1)	2.11%		1.70%		1.83%		2.07%		1.63%
Loans 90 days or more past due and still accruing as a percentage of total loans and leases (1)	1.18		.33		.38		.44		.31
Nonperforming loans and leases as a percentage of total loans and leases	2.40		2.08		1.72		1.43		1.24
Total nonperforming assets as a percentage of:
Total assets	2.48		2.19		1.92		1.34		1.20
Loans and leases plus foreclosed property	3.78		3.29		2.72		2.04		1.69
Net charge-offs as a percentage of average loans and leases	1.71		1.81		1.58		1.29		1.00
Allowance for loan and lease losses as a percentage of loans and leases held for investment	2.29		2.19		1.94		1.62		1.45
Ratio of allowance for loan and lease losses to:
Net charge-offs	1.35	x	1.17	x	1.19	x	1.26	x	1.43	x
Nonperforming loans and leases	0.92		1.01		1.08		1.11		1.15
Asset Quality Ratios (excluding covered loans and foreclosed property)
Loans 30 – 89 days past due and still accruing as a percentage of total loans and leases (1)	1.71%		1.70%		1.83%		2.07%		1.63%
Loans 90 days or more past due and still accruing as a percentage of total loans and leases (1)	.33		.33		.38		.44		.31
Nonperforming loans and leases as a percentage of total loans and leases	2.61		2.08		1.72		1.43		1.24
Total nonperforming assets as a percentage of:
Total assets	2.52		2.19		1.92		1.34		1.20
Loans and leases plus foreclosed property	3.95		3.29		2.72		2.04		1.69
Net charge-offs as a percentage of average loans and leases	1.79		1.81		1.58		1.29		1.00
Allowance for loan and lease losses as a percentage of loans and leases held for investment	2.49		2.19		1.94		1.62		1.45

(1)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase.

BB&T Corporation and Subsidiaries

Management’s Discussion and Analysis—(Continued)	Third Quarter 2009

The following tables provide further details regarding BB&T’s commercial real estate lending, residential mortgage and consumer real estate portfolios as of September 30, 2009.

Table 5 – 1

Real Estate Lending Portfolio Credit Quality and Geographic Distribution

Commercial Real Estate Loan Portfolio (1)

	As of / For the Period Ended September 30, 2009
Residential Acquisition, Development, and Construction Loans (ADC)	Builder / Construction	Land / Land Development	Condos / Townhomes	Total ADC
	(Dollars in millions, except average loan and average client size)
Total loans outstanding	$1,898	$4,004	$433	$6,335

Average loan size (in thousands)	264	585	1,472	442
Average client size (in thousands)	627	1,072	2,764	915

Nonaccrual loans and leases as a percentage of category	13.78%	11.33%	11.55%	12.08%
Gross charge-offs as a percentage of category – YTD	4.70	5.87	2.28	5.23
Gross charge-offs as a percentage of category – QTD	5.73	7.13	1.44	6.35

	As of / For the Period Ended September 30, 2009
Residential Acquisition, Development, and Construction Loans (ADC) by State of Origination	Total Outstandings	Percentage of Total	Nonaccrual Loans and Leases	Nonaccrual as a Percentage of Outstandings	Gross Charge- Offs as a Percentage of Outstandings – YTD	Gross Charge- Offs as a Percentage of Outstandings – QTD
	(Dollars in millions)
North Carolina	$2,489	39.3%	$180	7.23%	1.80%	1.87%
Virginia	1,008	15.9	72	7.12	3.92	3.59
Georgia	867	13.7	193	22.34	12.69	14.60
South Carolina	595	9.4	87	14.63	5.19	11.68
Florida	556	8.8	128	23.08	11.33	11.47
Washington, D.C.	211	3.3	41	19.30	1.46	2.87
Tennessee	191	3.0	15	7.80	3.75	5.35
Kentucky	190	3.0	22	11.42	3.91	9.19
West Virginia	140	2.2	24	17.53	5.66	13.44
Maryland	88	1.4	3	3.19	.93	3.04

Total	$6,335	100.0%	$765	12.08	5.23	6.35

	As of / For the Period Ended September 30, 2009
Other Commercial Real Estate Loans (2)	Commercial Construction	Commercial Land/ Development	Permanent Income Producing Properties	Total Other Commercial Real Estate
	(Dollars in millions, except average loan and average client size)
Total loans outstanding	$1,168	$2,189	$9,120	$12,477

Average loan size (in thousands)	1,095	744	480	543
Average client size (in thousands)	1,578	894	723	788

Nonaccrual loans and leases as a percentage of category	.77%	5.44%	1.81%	2.35%
Gross charge-offs as a percentage of category – YTD	.14	1.37	.48	.61
Gross charge-offs as a percentage of category – QTD	.29	2.49	.69	1.00

BB&T Corporation and Subsidiaries

Management’s Discussion and Analysis—(Continued)	Third Quarter 2009

	As of / For the Period Ended September 30, 2009
Other Commercial Real Estate Loans by State of Origination (2)	Total Outstandings	Percentage of Total	Nonaccrual Loans and Leases	Nonaccrual as a Percentage of Outstandings	Gross Charge- Offs as a Percentage of Outstandings – YTD	Gross Charge- Offs as a Percentage of Outstandings – QTD
	(Dollars in millions)
North Carolina	$3,772	30.2%	$50	1.32%	.28%	.58%
Georgia	2,252	18.0	100	4.46	1.11	1.66
Virginia	1,847	14.8	27	1.45	.04	.10
South Carolina	990	7.9	21	2.09	.51	.89
Florida	947	7.6	61	6.42	2.23	2.70
Washington, D.C.	706	5.7	4.51		.44	1.28
Maryland	510	4.1	1.22		.06	.19
West Virginia	474	3.8	6	1.29	.19	.02
Kentucky	447	3.6	9	2.12	1.38	2.65
Tennessee	411	3.3	14	3.49	.78	1.57
Other	121	1.0	—	—	—	—

Total	$12,477	100.0%	$293	2.35	.61	1.00

NOTES:

(1)    Commercial real estate loans (CRE) are defined as loans to finance non-owner occupied real property where the primary repayment source is the sale or rental/lease of the real property. Definition is based on internal classification. Excludes covered loans and in process items.

(2) C&I loans secured by real property are excluded.

BB&T Corporation and Subsidiaries

Management’s Discussion and Analysis—(Continued)	Third Quarter 2009

Table 5 – 2

Real Estate Lending Portfolio Credit Quality and Geographic Distribution

Residential Mortgage Portfolio (1)

	As of / For the Period Ended September 30, 2009
Residential Mortgage Loans	Prime	ALT-A	Construction/ Permanent	Subprime (2)	Total
	(Dollars in millions, except average loan size)
Total loans outstanding	$11,422	$2,791	$937	$597	$15,747

Average loan size (in thousands)	195	329	336	67	200
Average refreshed credit score (3)	717	713	720	578	711

Percentage that are first mortgages	99.7%	99.7%	99.0%	82.8%	99.0%
Average loan to value at origination	75.9	67.2	75.0	74.9	74.2

Nonaccrual loans and leases as a percentage of category	2.89	7.68	8.15	9.83	4.31
Gross charge-offs as a percentage of category – YTD	1.06	2.73	4.16	4.08	1.72
Gross charge-offs as a percentage of category – QTD	1.05	3.43	7.03	4.55	2.00

	As of / For the Period Ended September 30, 2009
Residential Mortgage Loans by State	Total Residential Mortgages Outstanding	Percentage of Total	Nonaccrual as a Percentage of Outstandings	Gross Charge- Offs as a Percentage of Outstandings – YTD	Gross Charge- Offs as a Percentage of Outstandings – QTD
	(Dollars in millions)
North Carolina	$3,842	24.4%	2.27%	.59%	.80%
Virginia	3,096	19.7	2.76	1.35	1.64
Florida	2,383	15.1	10.62	5.41	6.05
Maryland	1,628	10.3	2.99	.70	.78
Georgia	1,489	9.5	5.44	2.06	2.36
South Carolina	1,459	9.3	4.70	1.30	1.74
Kentucky	350	2.2	1.11	.33	.30
West Virginia	337	2.1	1.41	.47	.17
Tennessee	247	1.6	3.00	.79	1.29
Washington, D.C.	183	1.2	2.04	.30	.52
Other	733	4.6	4.85	1.39	1.27

Total	$15,747	100.0%	4.31	1.72	2.00

NOTES:	(1) Excludes mortgage loans held for sale, covered loans, mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase and in process items.
(2) Includes $371 million in loans originated by Lendmark Financial Services, which are disclosed as a part of the specialized lending category.
(3) Weighted based on outstanding balance.

BB&T Corporation and Subsidiaries

Management’s Discussion and Analysis—(Continued)	Third Quarter 2009

Table 5 – 3

Real Estate Lending Portfolio Credit Quality and Geographic Distribution

Direct Retail 1-4 Family and Lot/Land Real Estate Portfolio (1)

	As of / For the Period Ended September 30, 2009
Direct Retail 1-4 Family and Lot/Land Real Estate Loans and Lines	Residential Lot/Land Loans	Home Equity Loans	Home Equity Lines	Total
	(Dollars in millions, except average loan size)
Total loans outstanding	$1,814	$6,090	$5,639	$13,543

Average loan size (in thousands) (2)	67	43	36	42
Average refreshed credit score (3)	722	720	760	743

Percentage that are first mortgages	99.8%	72.7%	26.0%	56.9%
Average loan to value at origination	80.9	64.5	65.3	66.2

Nonaccrual loans and leases as a percentage of category	5.27	1.04	.43	1.35
Gross charge-offs as a percentage of category – YTD	7.35	1.33	1.45	2.25
Gross charge-offs as a percentage of category – QTD	2.52	1.48	1.51	1.63

	As of / For the Period Ended September 30, 2009
Direct Retail 1-4 Family and Lot/Land Real Estate Loans and Lines By State of Origination	Total Direct Retail 1-4 Family and Lot/Land Real Estate Loans and Lines Outstanding	Percentage of Total	Nonaccrual as a Percentage of Outstandings	Gross Charge- Offs as a Percentage of Outstandings – YTD	Gross Charge- Offs as a Percentage of Outstandings – QTD
	(Dollars in millions)
North Carolina	$4,667	34.4%	1.46%	1.95%	1.19%
Virginia	3,055	22.5	.63	1.46	1.29
South Carolina	1,310	9.7	2.09	2.38	1.24
Georgia	1,104	8.2	2.06	3.72	2.78
Maryland	835	6.2	.57	1.58	1.37
West Virginia	825	6.1	.97	.94	.37
Florida	674	5.0	2.48	7.68	7.73
Kentucky	578	4.3	1.01	.54	.27
Tennessee	390	2.9	2.12	4.52	2.27
Washington, D.C.	85.6		1.71	3.30	2.52
Other	20.1		1.25	.44	(.71)

Total	$13,543	100.0%	1.35	2.25	1.63

NOTES: (1)	Direct retail 1-4 family and lot/land real estate loans are originated through the BB&T branching network. Excludes covered loans and in process items.
(2)	Home equity lines without an outstanding balance are excluded from this calculation.
(3)	Based on number of accounts.

The residential acquisition, development and construction (“ADC”) loan portfolio totaled $6.3 billion at September 30, 2009, a decrease of $1.6 billion from December 31, 2008. Nonaccrual ADC loans were $765 million at September 30, 2009, an increase of $265 million, compared to $500 million at December 31, 2008. As a percentage of loans, ADC nonaccruals were 12.08% at September 30, 2009, compared to 6.27% at December 31, 2008. The allowance for loan and lease losses that is assigned to the ADC portfolio was 13.0% as of September 30, 2009, compared to 7.7% as of year-end 2008. The gross charge-off rate for the ADC portfolio,

BB&T Corporation and Subsidiaries

Management’s Discussion and Analysis—(Continued)	Third Quarter 2009

on an annualized basis, was 6.35% for the third quarter of 2009, compared to 4.35% for the second quarter of 2009 and 1.83% for the full–year 2008. The other component of the commercial real estate portfolio, which is largely office buildings, hotels, warehouses, apartments, rental houses, and shopping centers, totaled $12.5 billion at September 30, 2009. As a percentage of loans, other commercial real estate nonaccruals were 2.35% at September 30, 2009, compared with .97% at December 31, 2008. The gross charge-off rate for the other commercial real estate portfolio, on an annualized basis, was 1.00% for the third quarter of 2009, up from .47% for the second quarter of 2009 and .25% for the full year 2008.

The residential mortgage loan portfolio, as presented in Table 5-2, totaled $15.7 billion as of September 30, 2009, a decrease of $1.7 billion from December 31, 2008. As a percentage of loans, residential mortgage loan nonaccruals were 4.31% at September 30, 2009, compared with 2.22% at December 31, 2008. The gross charge-off rate for the residential mortgage loan portfolio, on an annualized basis, was 2.00% for the third quarter of 2009, compared to 1.96% for the second quarter of 2009 and .57% for the full–year 2008.

The direct retail consumer real estate loan portfolio, as presented in Table 5-3, totaled $13.5 billion as of September 30, 2009, a decrease of $832 million from December 31, 2008. This portfolio is comprised of residential lot/land loans, home equity loans and home equity lines, which are primarily originated through the branch network. As a percentage of loans, direct retail consumer real estate nonaccruals were 1.35% at September 30, 2009, compared to .60% at December 31, 2008. The gross charge-off rate for the direct retail consumer real estate loan portfolio, on an annualized basis, was 1.63% for the third quarter of 2009, compared to 3.53% for the second quarter of 2009 and .71% for the full–year 2008. The decline in charge-offs in this portfolio was primarily due to lower losses on residential lot/land loans in the third quarter of 2009, including a $12 million charge-off reversal that resulted from receiving higher collateral valuations for certain properties where the estimated losses were recorded in the second quarter of 2009. The gross charge-off rate for the first nine-months of 2009, which eliminates the effect of the $12 million reversal on the second and third quarter of 2009 charge-off rates was 7.35% on an annualized basis. The allowance for the residential lot/land portfolio was 8.1% as of September 30, 2009.

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated net income for the third quarter of 2009 totaled $157 million, a decrease of $205 million, or 56.6%, compared to $362 million earned during the third quarter of 2008. Net income available to common shareholders totaled $152 million, which generated diluted earnings per common share of $.23 in the third quarter. Net income available to common shareholders for the same period of 2008 totaled $358 million, which generated diluted earnings per common share of $.65. BB&T’s results of operations for the third quarter of 2009 produced an annualized return on average assets of .40% and an annualized return on average common shareholders’ equity of 3.90%, compared to prior year ratios of 1.05% and 10.86%, respectively.

Consolidated net income for the first nine months of 2009 totaled $683 million, a decrease of $539 million, or 44.1%, compared to $1.2 billion earned during the first nine months of 2008. Net income available to common shareholders totaled $544 million, which generated diluted earnings per common share of $.88. Net income available to common shareholders for the first nine months of 2008 totaled $1.2 billion, which generated diluted earnings per common share of $2.20. BB&T’s results of operations for the first nine months of 2009 produced an annualized return on average assets of .60% and an annualized return on average common shareholders’ equity of 5.09%, compared to prior year ratios of 1.21% and 12.46%, respectively.

BB&T Corporation and Subsidiaries

Management’s Discussion and Analysis—(Continued)	Third Quarter 2009

The following table sets forth selected financial ratios for the last five calendar quarters.

Table 6

Annualized

Profitability Measures

	2009			2008
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Rate of return on:
Average assets	.40%	.56%	.86%	.86%	1.05%
Average common shareholders’ equity	3.90	3.43	8.29	8.47	10.86
Net interest margin (taxable equivalent)	3.68	3.56	3.57	3.47	3.66

Net Interest Income and Net Interest Margin

Net interest income on an FTE basis was $1.3 billion for the third quarter of 2009 compared to $1.1 billion for the same period in 2008, an increase of $158 million, or 14.2%. For the quarter ended September 30, 2009, average earning assets increased $16.2 billion, or 13.4%, compared to the same period of 2008, while average interest-bearing liabilities increased $13.2 billion, or 12.4%, and the net interest margin increased from 3.66% in the third quarter of 2008 to 3.68% in the current quarter.

For the first nine months of 2009, net interest income on an FTE basis was $3.6 billion, an increase of $375 million, or 11.6%, compared to $3.2 billion for the same period in 2008. For the nine months ended September 30, 2009, average earning assets increased $14.2 billion, or 11.9%, compared to the same period of 2008, while average interest-bearing liabilities increased $9.8 billion, or 9.3%, and the net interest margin was 3.61% in the first nine months of 2008 and 2009. The improvement in net interest income compared to the first nine months of 2008 was caused by a combination of factors. First, earning asset growth has helped offset the declines in yields due to the rate environment. Second, management has been successful in controlling liability costs by engineering a favorable mix change in both deposit and funding costs. These positives were partially offset by higher levels of nonaccruals that have negatively affected net interest income and the net interest margin.

The following tables set forth the major components of net interest income and the related annualized yields and rates for the third quarter and first nine months of 2009 compared to the same periods in 2008, as well as the variances between the periods caused by changes in interest rates versus changes in volumes. Changes attributable to the mix of assets and liabilities have been allocated proportionally between the changes due to rate and the changes due to volume.

Table 7 – 1

FTE Net Interest Income and Rate / Volume Analysis

For the Three Months Ended September 30, 2009 and 2008

	Average Balances		Annualized Yield / Rate		Income/ Expense		Increase (Decrease)	Change due to
	2009	2008	2009	2008	2009	2008		Rate	Volume
	(Dollars in millions)
Assets
Securities, at amortized cost (1):
U.S. government-sponsored entities (GSE)	$1,180	$3,619	3.77%	5.08%	$12	$46	$(34)	$(9)	$(25)
Mortgage-backed securities issued by GSE	25,892	15,186	3.97	4.89	256	186	70	(40)	110
States and political subdivisions	2,190	2,070	5.52	6.40	31	33	(2)	(5)	3
Non-agency mortgage-backed securities	1,411	1,615	5.81	5.82	20	23	(3)	—	(3)
Other securities	822	1,068	1.33	3.88	3	11	(8)	(6)	(2)
Trading securities	518	525	1.48	2.99	1	4	(3)	(2)	(1)
Covered securities	586	—	11.46	—	17	—	17	—	17

Total securities (5)	32,599	24,083	4.18	5.03	340	303	37	(62)	99
Other earning assets (2)	1,243	975.51		2.61	2	7	(5)	(6)	1
Loans and leases, net of unearned income (1)(3)(4):
Commercial loans and leases	49,916	48,125	4.29	5.42	540	656	(116)	(141)	25
Direct retail loans	14,507	15,595	5.43	6.35	199	248	(49)	(34)	(15)
Sales finance loans	6,528	6,292	6.49	6.57	107	104	3	(1)	4
Revolving credit loans	1,886	1,688	9.44	10.72	45	45	—	(6)	6
Mortgage loans	15,515	17,279	5.72	6.00	222	259	(37)	(11)	(26)
Specialized lending	7,542	5,648	11.15	12.63	211	179	32	(23)	55
Other acquired loans	75	—	10.46	—	2	—	2	—	2

Total loans and leases held for investment (excluding covered loans)	95,969	94,627	5.49	6.28	1,326	1,491	(165)	(216)	51
Covered loans	4,380	—	6.45	—	71	—	71	—	71

Total loans and leases held for investment	100,349	94,627	5.53	6.28	1,397	1,491	(94)	(216)	122
Loans held for sale	2,985	1,316	4.94	6.09	37	20	17	(4)	21

Total loans and leases	103,334	95,943	5.52	6.28	1,434	1,511	(77)	(220)	143
Total earning assets	137,176	121,001	5.15	6.00	1,776	1,821	(45)	(288)	243

Non-earning assets	20,275	15,932

Total assets	$157,451	$136,933

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$2,762	$2,369.42		1.32	3	8	(5)	(6)	1
Other client deposits	47,046	38,369.86		1.62	102	157	(55)	(84)	29
Client certificates of deposit	29,152	26,317	2.41	3.33	177	220	(43)	(66)	23
Other interest-bearing deposits	10,961	9,785	1.05	2.61	29	64	(35)	(42)	7

Total interest-bearing deposits	89,921	76,840	1.37	2.32	311	449	(138)	(198)	60
Federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds (1)	9,964	8,915.48		2.44	12	55	(43)	(48)	5
Long-term debt	19,867	20,770	3.73	4.00	186	208	(22)	(14)	(8)

Total interest-bearing liabilities	119,752	106,525	1.69	2.66	509	712	(203)	(260)	57

Noninterest-bearing deposits	17,389	13,181
Other liabilities	4,773	4,051
Shareholders’ equity	15,537	13,176

Total liabilities and shareholders’ equity	$157,451	$136,933

Average interest rate spread			3.46	3.34
Net interest margin/ net interest income			3.68%	3.66%	$1,267	$1,109	$158	$(28)	$186

Taxable equivalent adjustment					$30	$21

(1)	Yields are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, and other earning assets.
(3)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4)	Nonaccrual loans have been included in the average balances.
(5)	Includes securities available for sale at amortized cost and trading securities at fair value.

Table 7 – 2

FTE Net Interest Income and Rate / Volume Analysis

For the Nine Months Ended September 30, 2009 and 2008

	Average Balances		Annualized Yield / Rate		Income/ Expense		Increase (Decrease)	Change due to
	2009	2008	2009	2008	2009	2008		Rate	Volume
	(Dollars in millions)
Assets
Securities, at amortized cost (1):
U.S. government-sponsored entities (GSE)	$1,144	$5,560	4.02%	4.90%	$35	$204	$(169)	$(31)	$(138)
Mortgage-backed securities issued by GSE	25,111	12,990	4.23	4.92	797	479	318	(75)	393
States and political subdivisions	2,243	1,739	5.75	6.26	97	82	15	(7)	22
Non-agency mortgage-backed securities	1,477	1,661	5.82	5.81	64	72	(8)	—	(8)
Other securities	849	1,190	1.73	5.21	11	47	(36)	(25)	(11)
Trading securities	482	660	2.06	4.24	7	21	(14)	(9)	(5)
Covered securities	197	—	11.33	—	17	—	17	—	17

Total securities (5)	31,503	23,800	4.35	5.07	1,028	905	123	(147)	270
Other earning assets (2)	1,177	1,096.66		2.88	6	24	(18)	(19)	1
Loans and leases, net of unearned income (1)(3)(4):
Commercial loans and leases	50,294	46,929	4.21	5.81	1,585	2,043	(458)	(594)	136
Direct retail loans	14,849	15,606	5.50	6.59	611	769	(158)	(123)	(35)
Sales finance loans	6,391	6,171	6.47	6.63	310	306	4	(7)	11
Revolving credit loans	1,819	1,639	9.59	11.11	131	136	(5)	(20)	15
Mortgage loans	16,088	17,371	5.79	6.02	698	784	(86)	(30)	(56)
Specialized lending	7,009	5,417	11.57	13.01	607	528	79	(63)	142
Other acquired loans	25	—	10.46	—	2	—	2	—	2

Total loans and leases held for investment (excluding covered loans)	96,475	93,133	5.46	6.55	3,944	4,566	(622)	(837)	215
Covered loans	1,476	—	6.45	—	71	—	71	—	71

Total loans and leases held for investment	97,951	93,133	5.48	6.55	4,015	4,566	(551)	(837)	286
Loans held for sale	2,941	1,381	4.80	5.89	106	61	45	(13)	58

Total loans and leases	100,892	94,514	5.46	6.54	4,121	4,627	(506)	(850)	344
Total earning assets	133,572	119,410	5.15	6.21	5,155	5,556	(401)	(1,016)	615

Non-earning assets	18,397	15,901

Total assets	$151,969	$135,311

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$2,632	$2,412.37		1.33	7	24	(17)	(19)	2
Other client deposits	43,248	35,965.90		1.76	292	475	(183)	(265)	82
Client certificates of deposit	27,402	26,707	2.84	3.79	582	758	(176)	(194)	18
Other interest-bearing deposits	9,744	9,707	1.31	2.91	96	211	(115)	(117)	2

Total interest-bearing deposits	83,026	74,791	1.57	2.62	977	1,468	(491)	(595)	104
Federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds (1)	13,808	10,004.54		2.84	55	213	(158)	(217)	59
Long-term debt	18,362	20,557	3.74	4.17	515	642	(127)	(62)	(65)

Total interest-bearing liabilities	115,196	105,352	1.79	2.94	1,547	2,323	(776)	(874)	98

Noninterest-bearing deposits	15,566	12,981
Other liabilities	5,001	3,926
Shareholders’ equity	16,206	13,052

Total liabilities and shareholders’ equity	$151,969	$135,311

Average interest rate spread			3.36	3.27
Net interest margin/ net interest income			3.61%	3.61%	$3,608	$3,233	$375	$(142)	$517

Taxable equivalent adjustment					$87	$60

(1)	Yields are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, and other earning assets.
(3)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4)	Nonaccrual loans have been included in the average balances.
(5)	Includes securities available for sale at amortized cost and trading securities at fair value.

BB&T Corporation and Subsidiaries

Management’s Discussion and Analysis—(Continued)	Third Quarter 2009

Provision for Credit Losses

The provision for credit losses totaled $709 million for the third quarter of 2009, compared to $364 million for the third quarter of 2008. The provision for credit losses totaled $2.1 billion for the first nine months of 2009, compared to $917 million for the same period in 2008. The increase in the provision for credit losses was driven primarily by continued challenges in housing-related portfolios, including ADC, mortgage, home equity and consumer real estate, with the largest concentration of credit issues occurring in Georgia, Florida, and metro Washington D.C., which includes the surrounding suburbs. Nonperforming assets have continued to rise as a result of a weak economy and more distress by borrowers.

Net charge-offs were 1.71% of average loans and leases on an annualized basis (or 1.79% excluding covered loans) for the third quarter of 2009 compared to 1.00% of average loans and leases for the same period in 2008. Net charge-offs were 1.70% of average loans and leases (or 1.73% excluding covered loans) for the first nine months of 2009 compared to .76% of average loans and leases for the corresponding period in 2008. The allowance for loan and lease losses was 2.29% of loans and leases held for investment (or 2.49% excluding covered loans) and was .92x total nonperforming loans and leases at September 30, 2009, compared with 1.15x at September 30, 2008.

Noninterest Income

Noninterest income as a percentage of total revenues has increased in recent years due to BB&T’s emphasis on growing its fee-based businesses. Fee-based service revenues lessen BB&T’s dependence on traditional spread-based interest income and are a relatively stable revenue source during periods of changing interest rates. Noninterest income for the three months ended September 30, 2009 totaled $940 million, compared to $792 million for the same period in 2008, an increase of $148 million, or 18.7%. Noninterest income for the nine months ended September 30, 2009 totaled $3.0 billion, compared to $2.4 billion for the same period in 2008, an increase of $574 million, or 24.0%. The growth in noninterest income was driven by net securities gains and strong performance from BB&T’s mortgage banking operations and insurance operations.

Mortgage banking income totaled $144 million in the third quarter of 2009, an increase of $61 million compared to $83 million earned in the third quarter of 2008. This increase includes the net change in the mortgage servicing rights valuation, which resulted in a decrease of $11 million compared to the third quarter of 2008. Excluding the impact of this change, mortgage banking income increased $72 million compared to the same quarter last year. The growth in mortgage banking income is primarily attributable to continued strong production revenues from residential mortgage banking operations. The higher mortgage originations reflect continued benefits from BB&T’s strong position in the market as a reliable lender and the favorable interest rate environment.

BB&T Corporation and Subsidiaries

Management’s Discussion and Analysis—(Continued)	Third Quarter 2009

The following table provides a breakdown of the various components of mortgage banking income and other statistical information for the third quarters of 2009 and 2008:

Table 8 – 1

Mortgage Banking Income and Related Statistical Information

	For the Three Months Ended September 30,
Mortgage Banking Income	2009	2008
	(Dollars in millions)
Residential Mortgage Banking:
Residential mortgage production income	$106	$27
Residential Mortgage Servicing:
Residential mortgage servicing fees	48	37
Residential mortgage servicing rights decrease in fair value due to change in valuation inputs or assumptions	(59)	(41)
Mortgage servicing rights hedging gains	72	65

Net	13	24
Realization of expected residential mortgage servicing rights cash flows	(30)	(22)

Total residential mortgage servicing income	31	39

Total residential mortgage banking income	137	66

Commercial Mortgage Banking:
Commercial mortgage banking revenues	11	20
Amortization of commercial mortgage servicing rights	(4)	(3)

Total commercial mortgage banking income	7	17

Total mortgage banking income	$144	$83

	As of / For the Three Months Ended September 30,
Mortgage Banking Statistical Information	2009	2008
	(Dollars in millions)
Residential mortgage originations	$6,899	$3,743
Residential mortgage loans serviced for others	52,126	38,707
Residential mortgage loan sales	7,556	3,453

Commercial mortgage originations	507	1,220
Commercial mortgage loans serviced for others	24,798	22,457

Mortgage banking income totaled $516 million in the first nine months of 2009, an increase of $317 million compared to $199 million earned in the first nine months of 2008. This increase includes the net change in the mortgage servicing rights valuation, which resulted in an increase of $48 million compared to the first nine months of 2008. Mortgage banking income for the first nine months of 2008 included certain one-time items associated with the implementation of fair value accounting standards that benefited results for the prior year by approximately $23 million. Excluding the impact of these items, mortgage banking income increased $292 million compared to the same period last year. The growth in mortgage banking income is primarily attributable to record production revenues from residential mortgage banking operations, including $22.9 billion in mortgage loan originations during the first nine months of 2009.

BB&T Corporation and Subsidiaries

Management’s Discussion and Analysis—(Continued)	Third Quarter 2009

The following table provides a breakdown of the various components of mortgage banking income and other statistical information for the nine month periods ended September 30, 2009 and 2008, respectively:

Table 8 – 2

Mortgage Banking Income and Related Statistical Information

	For the Nine Months Ended September 30,
Mortgage Banking Income	2009	2008
	(Dollars in millions)
Residential Mortgage Banking:
Residential mortgage production income	$375	$99
Residential Mortgage Servicing:
Residential mortgage servicing fees	135	105
Residential mortgage servicing rights increase in fair value due to change in valuation inputs or assumptions	32	27
Mortgage servicing rights hedging gains (losses)	32	(11)

Net	64	16
Realization of expected residential mortgage servicing rights cash flows	(94)	(66)

Total residential mortgage servicing income	105	55

Total residential mortgage banking income	480	154

Commercial Mortgage Banking:
Commercial mortgage banking revenues	49	55
Amortization of commercial mortgage servicing rights	(13)	(10)

Total commercial mortgage banking income	36	45

Total mortgage banking income	$516	$199

	As of / For the Nine Months Ended September 30,
Mortgage Banking Statistical Information	2009	2008
	(Dollars in millions)
Residential mortgage originations	$22,856	$12,857
Residential mortgage loan sales	21,074	10,285

Commercial mortgage originations	1,803	3,182

Insurance commissions, which are BB&T’s largest source of noninterest income, totaled $254 million for the third quarter of 2009, an increase of 9.5% compared to the same three-month period of 2008. For the first nine months of 2009, insurance income totaled $787 million, up $106 million, or 15.6%, compared to the same period last year. The increases in insurance revenues in 2009 compared to the corresponding periods of 2008 were primarily attributable to growth in property and casualty and employee benefit insurance commissions, including growth from acquisitions.

Other income, including service charges on deposits, investment banking and brokerage fees and commissions, checkcard fees, other nondeposit fees and commissions, trust and investment advisory revenues, bankcard fees and merchant discounts, and income from bank owned life insurance totaled $511 million for the third quarter of 2009, an increase of $47 million, or 10.1%, compared to the third quarter of 2008. The increase in the third quarter of 2009 primarily resulted from an increase of $18 million in income from financial assets that

BB&T Corporation and Subsidiaries

Management’s Discussion and Analysis—(Continued)	Third Quarter 2009

provide for post-employment benefits. In addition, other nondeposit fees and commissions and checkcard fees improved by $12 million and $7 million, respectively, compared to the third quarter of 2008. The increase in other nondeposit fees and commissions was primarily due to an increase in letters of credit and other commercial loan servicing fees, as well as increased revenues from BB&T’s equipment finance business.

For the first nine months of 2009, other income totaled $1.5 billion, a slight increase compared to the first nine months of 2008. The increase in 2009 primarily resulted from increases of $36 million in income from financial assets that provide for post-employment benefits, $25 million in other nondeposit fees and commissions from higher letters of credit and commercial loan servicing fees, $24 million related to trading activities, and $14 million from additional checkcard fees that resulted from higher usage by clients due to increased checkcards in circulation. These increases in 2009 were partially offset by the $80 million gain recorded in the first nine months of 2008 in connection with BB&T’s ownership interest in Visa, Inc. In addition, bank-owned life insurance was up $10 million and trust and investment advisory revenues were down $14 million for the first nine months of 2009, compared with the corresponding period of 2008. The increase in bank-owned life insurance was the result of valuation charges of $15 million that were recorded in the 2008 period to reflect declines in the value of assets underlying separate account policies, whereas the decrease in trust and investment advisory revenues reflects lower asset values of the accounts managed, which is the basis for the fees generated.

Securities gains, net of losses and other-than-temporary impairment charges, totaled $31 million and $200 million for the third quarter and first nine months of 2009, respectively. This compares to $13 million and $66 million in net securities gains during the third quarter and first nine months of 2008, respectively. As previously discussed, during the first nine months of 2009, BB&T sold $17.1 billion in securities available for sale, which produced net securities gains of $240 million. In addition, BB&T recorded $40 million in other-than-temporary impairment losses related to certain debt and equity securities during the first nine months of 2009, compared to $107 million in realized net securities gains and $41 million in other-than-temporary impairment charges during the corresponding period of 2008.

Noninterest Expense

Noninterest expenses totaled $1.3 billion for the third quarter of 2009, compared to $1.0 billion for the same period a year ago, an increase of $315 million, or 31.3%. Noninterest expenses totaled $3.6 billion for the first nine months of 2009, compared to $2.9 billion for the same period a year ago, an increase of $671 million, or 23.1%.

Personnel expense, the largest component of noninterest expense, was $644 million for the current quarter compared to $552 million for the same period in 2008, an increase of $92 million, or 16.7%. This increase was partially attributable to a $21 million increase in salaries and wages, including the impact of acquisitions, and an increase related to pension expense of $17 million. The increase in pension expense was primarily related to changes in actuarial calculations and declines in asset values. In addition, other post-employment benefits expense, production-based incentive compensation expense and medical benefits were higher by $18 million, $20 million and $10 million, respectively, in the third quarter of 2009 compared to the same period of 2008. For the first nine months of 2009, personnel expense totaled $1.9 billion, an increase of $203 million, or 12.2%, compared to the same period in 2008. This increase was primarily due to increases in salaries and wages and production-based incentive compensation expense of $62 million and $26 million, respectively. In addition, pension expense, other post-employment benefits expense and medical benefits expense were higher by $49 million, $29 million and $28 million, respectively, in the first nine months of 2009 compared to the same period of 2008. The increases for other post-employment benefit expense in 2009 compared to 2008 were offset by similar increases in other income, as previously discussed.

BB&T Corporation and Subsidiaries

Management’s Discussion and Analysis—(Continued)	Third Quarter 2009

Occupancy and equipment expense for the three months ended September 30, 2009 totaled $149 million, compared to $127 million for the third quarter of 2008, representing an increase of $22 million, or 17.3%. For the first nine months of 2009, occupancy and equipment expense totaled $406 million, compared to $374 million for the first nine months of 2008, representing an increase of $32 million, or 8.6%. The increases in 2009 compared to the corresponding periods of 2008 were primarily related to additional rent in connection with the Colonial acquisition and higher amortization expense for certain leasehold improvements.

Regulatory charges for the three months ended September 30, 2009 totaled $44 million compared to $8 million for the third quarter of 2008. For the first nine months of 2009, regulatory charges totaled $183 million, compared to $17 million for the first nine months of 2008. The increases in 2009 were largely a result of higher FDIC insurance expense, which was up $35 million and $167 million compared to the third quarter and first nine months of 2008, respectively. The higher FDIC insurance expense reflects increased premiums charged by the FDIC as one step the FDIC has taken to insure they have adequate funding to resolve failed institutions. In addition to the higher premiums, the FDIC also levied a special assessment in the second quarter of 2009. The increase for the first nine months of 2009 compared to the corresponding period of 2008 includes $68 million related to the FDIC special assessment. The FDIC also proposed a rule to require that insured depository institutions prepay three years of assessments on December 31, 2009. Based on the current proposed rule, BB&T estimates that its portion of the prepayment will be between $650 million and $700 million. This amount would be expensed as incurred over the three-year period based on the actual FDIC assessment calculation.

Other noninterest expenses, including professional services, foreclosed property expenses, loan processing expenses, amortization of intangibles and merger-related and restructuring charges, totaled $483 million for the current quarter, an increase of $165 million, or 51.9%, compared to the same period of 2008. The increase was primarily attributable to an increase of $96 million in foreclosed property expense, $13 million in merger-related charges due to the Colonial acquisition and $13 million in professional services expense compared to the third quarter of 2008. In addition, BB&T accrued approximately $25 million for a contingency reserve in the third quarter of 2009. The increase in foreclosed property expense was caused by increased write-downs and other costs associated with the current credit-related challenges.

For the first nine months of 2009, other noninterest expenses totaled $1.1 billion, an increase of $270 million, or 32.0%, compared to the same period of 2008. The increase was primarily attributable to increases of $162 million in foreclosed property expense and $45 million in professional services expense compared to the same period of 2008, in addition to the $25 million contingency reserve discussed previously. Also, expenses in 2008 included the reversal of an accrual of $14 million related to BB&T’s obligations arising from its ownership interest in Visa, Inc. In addition, merger-related and restructuring charges were higher by $18 million in 2009, primarily as a result of the Colonial acquisition. Gains of $41 million and $37 million from the early extinguishment of certain long-term debt issuances were recorded in 2009 and 2008, respectively.

Merger-Related and Restructuring Activities

BB&T has incurred certain merger-related and restructuring expenses. Merger-related and restructuring expenses or credits include: severance and personnel-related costs or credits, which typically occur in corporate support and data processing functions; occupancy and equipment charges or credits, which relate to costs or gains associated with lease terminations, obsolete equipment write-offs, and the sale of duplicate facilities and equipment; and other merger-related and restructuring charges or credits, which include expenses necessary to convert and combine the acquired branches and operations of merged companies, direct media advertising related to the acquisitions, asset and supply inventory write-offs, investment banking advisory fees, and other similar charges. Merger-related and restructuring charges during the third quarters of 2009 and 2008 were $18 million and $5 million, respectively. For the first nine months of 2009 and 2008, merger-related and restructuring

BB&T Corporation and Subsidiaries

Management’s Discussion and Analysis—(Continued)	Third Quarter 2009

charges totaled $29 million and $11 million, respectively. The increases in merger-related and restructuring charges in 2009 were largely a result of the Colonial acquisition.

At September 30, 2009 and December 31, 2008, there were $28 million and $24 million, respectively, of merger-related and restructuring accruals. Merger-related and restructuring accruals are established when the costs are incurred or once all requirements for a plan to dispose of certain business functions have been approved by management. In general, a major portion of accrued costs are utilized in conjunction with or immediately following the systems conversion, when most of the duplicate positions are eliminated and the terminated employees begin to receive severance. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger and restructuring accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at September 30, 2009 are expected to be utilized during 2009, unless they relate to specific contracts that expire in later years.

Provision for Income Taxes

The provision for income taxes was a $9 million benefit for the third quarter of 2009, a decrease of $158 million compared to the same period of 2008, primarily due to lower pretax income. In addition, BB&T recognized a tax benefit of $12 million in the third quarter of 2009 related to certain leveraged lease transactions. For the first nine months of 2009, the provision for income taxes was $146 million, a decrease of $379 million compared to the same period of 2008, primarily due to lower pre-tax income. BB&T’s effective income tax rates for the first nine months of 2009 and 2008 were 17.6% and 30.1%, respectively. The lower effective tax rate is primarily the result of an increase in tax credits as well as a relatively equal level of tax-exempt income on a lower level of pre-tax income.

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

BB&T has received notification of proposed IRS adjustments related to foreign tax credits claimed by a subsidiary for tax years 2002-2007. Management has consulted with outside counsel and continues to believe that BB&T’s treatment of these issues was appropriate and in compliance with the tax laws and regulations applicable to the years examined and intends to pursue available regulatory and legal remedies to defend BB&T’s position. Management believes the Company’s current reserves for this matter are adequate, although the final outcome is uncertain. In addition, BB&T may make payments or deposits to the IRS in connection with this matter to stop the accrual of additional interest and penalties while it pursues resolution. Resolution of this matter is not expected to occur within the next 12 months.

BB&T Corporation and Subsidiaries

Management’s Discussion and Analysis—(Continued)	Third Quarter 2009

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

Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties, and are not a measure of financial risk. As of September 30, 2009, BB&T had derivative financial instruments outstanding with notional amounts totaling $69.6 billion. The estimated net fair value of open contracts was $382 million at September 30, 2009.

See Note 13 “Derivative Financial Instruments” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to BB&T’s derivative financial instruments.

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

BB&T Corporation and Subsidiaries

Management’s Discussion and Analysis—(Continued)	Third Quarter 2009

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

Table 9 – 1

Interest Sensitivity Simulation Analysis

Interest Rate Scenario			Annualized Hypothetical Percentage Change in
Linear Change in Prime Rate	Prime Rate		Net Interest Income
	September 30,		September 30,
	2009	2008	2009	2008
2.00%	5.25%	7.00%	2.13%	.32%
1.00	4.25	6.00	.69	.01
No Change	3.25	5.00	—	—
(0.25)	3.00	4.75	.39	NA
(1.00)	2.25	4.00	NA	(1.99)
(2.00)	1.25	3.00	NA	(4.89)

BB&T Corporation and Subsidiaries

Management’s Discussion and Analysis—(Continued)	Third Quarter 2009

The Market Risk and Liquidity Committee has established parameters measuring interest sensitivity that prescribe a maximum negative impact on net interest income of 2% for the next 12 months for a linear change of 100 basis points over four months followed by a flat interest rate scenario for the remaining eight month period, and a maximum negative impact of 4% for a linear change of 200 basis points over eight months followed by a flat interest rate scenario for the remaining four month period. In the event that the results of the Simulation model fall outside the established parameters, management will make recommendations to the Market Risk and Liquidity Committee on the most appropriate response given the current economic forecast. Management only modeled a negative 25 basis point decline in the current period because larger declines would have resulted in a Federal funds rate of less than zero.

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

Table 9 – 2

Economic Value of Equity (“EVE”) Simulation Analysis

	EVE/Assets		Hypothetical Percentage Change in EVE
Change in Rates	September 30,		September 30,
	2009	2008	2009	2008
2.00%	7.0%	6.6%	1.0%	(2.6)%
1.00	7.0	6.8	1.5	(0.2)
No Change	6.9	6.8	—	—
(0.25)	6.9	NA	(1.1)	NA
(1.00)	NA	6.5	NA	(4.9)
(2.00)	NA	5.7	NA	(17.0)

Contractual Obligations, Commitments, Contingent Liabilities, Off-Balance Sheet Arrangements and Related Party Transactions

BB&T uses a variety of financial instruments to meet the financial needs of its clients and reduce exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, options written, standby letters of credit and other financial guarantees, interest-rate caps, floors and collars, interest-rate swaps, swaptions, when-issued securities and forward and futures contracts. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2008 for discussion with respect to BB&T’s quantitative and qualitative disclosures about its fixed and determinable contractual obligations. Additional disclosures about BB&T’s contractual obligations, commitments and derivative financial instruments are included in Note 6 “Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements” and Note 13 “Fair Value Disclosures” in the “Notes to the Consolidated Financial Statements.” Other items disclosed in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2008 have not materially changed since that report was filed.

BB&T Corporation and Subsidiaries

Management’s Discussion and Analysis—(Continued)	Third Quarter 2009

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

Financial holding companies and their bank subsidiaries are subject to regulatory requirements with respect to risk-based capital adequacy. Capital adequacy is an important indicator of financial stability and performance. Risk-based capital ratios measure capital as a percentage of a combination of risk-weighted balance sheet and off-balance sheet risk. The risk-weighted values of both balance sheet and off-balance sheet items are determined in accordance with risk factors specified by federal bank regulatory pronouncements. As of September 30, 2009, federal bank regulators did not prescribe measures of tangible capital and, therefore, these measures were considered non-GAAP. BB&T uses the Tier 1 common equity definition used in the SCAP assessment to calculate measures of tangible capital and Tier 1 common capital. BB&T’s management uses these measures to assess the quality of capital and believes that investors may find them useful in their analysis of the Corporation. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies. Please refer to the section titled “Capital” in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional information with regard to BB&T’s capital requirements.

BB&T’s regulatory and tangible capital ratios for the last five calendar quarters are set forth in the following table. The increase in BB&T’s regulatory capital in the fourth quarter of 2008 was largely due to the U.S. Treasury’s preferred stock investment. As previously discussed in the section titled “Regulatory Consideration”, BB&T repaid the U.S. Treasury during the second quarter of 2009, which resulted in a decline in BB&T’s regulatory capital levels. The decline as a result of the repayment of the preferred stock investment was partially offset by a $1.7 billion common stock issuance that was completed in May 2009. BB&T issued an additional $963 million of common stock in August 2009 in connection with the Colonial acquisition. The $2.6 billion of additional common stock improved BB&T’s Tier 1 common equity capital ratios.

BB&T Corporation and Subsidiaries

Management’s Discussion and Analysis—(Continued)	Third Quarter 2009

Table 10

Capital Ratios (1)

	2009			2008
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
	(Dollars in millions, shares in thousands)
Risk-based:
Tier 1	11.1%	10.6%	12.1%	12.3%	9.4%
Total	15.6	15.2	17.1	17.4	14.4
Leverage capital	8.5	8.5	9.4	9.9	7.6

Non-GAAP capital measures (2)
Tangible common equity as a percentage of tangible assets	6.1	6.5	5.6	5.3	5.8
Tier 1 common equity as a percentage of risk-weighted assets	8.4	8.4	7.0	7.1	7.2

Calculations of Tier 1 common equity and tangible assets and related measures:
Tier 1 equity	$12,851	$12,132	$13,494	$13,446	$10,008
Less:
Preferred stock	—	—	3,085	3,082	—
Qualifying restricted core capital elements	3,157	2,578	2,601	2,607	2,383

Tier 1 common equity	9,694	9,554	7,808	7,757	7,625

Total assets	$165,328	$152,398	$143,425	$152,015	$137,041
Less:
Intangible assets, net of deferred taxes (4)	6,695	5,851	5,868	5,873	5,847
Plus:
Pre-tax regulatory adjustments for accumulated OCI	712	1,315	1,165	1,220	741

Tangible assets	$159,345	$147,862	$138,722	$147,362	$131,935

Total risk-weighted assets (3)	$115,608	$114,173	$111,620	$109,757	$106,097

Tangible common equity as a percentage of tangible assets	6.1%	6.5%	5.6%	5.3%	5.8%
Tier 1 common equity as a percentage of risk-weighted assets	8.4	8.4	7.0	7.1	7.2

Tier 1 common equity	$9,694	$9,554	$7,808	$7,757	$7,625
Outstanding shares at end of period	687,446	648,068	560,563	559,248	552,259
Tangible book value per common share	$14.10	$14.74	$13.93	$13.87	$13.81

(1)	Current quarter regulatory capital information is preliminary.
(2)	Tangible common equity and Tier 1 common equity ratios are non-GAAP measures. BB&T uses the Tier 1 common equity definition used in the SCAP assessment to calculate these ratios. BB&T’s management uses these measures to assess the quality of capital and believes that investors may find them useful in their analysis of the Corporation. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies.
(3)	Risk-weighted assets are determined based on regulatory capital requirements. Under the regulatory framework for determining risk-weighted assets each asset class is assigned a risk-weighting of 0%, 20%, 50% or 100% based on the underlying risk of the specific asset class. In addition, off balance sheet exposures are first converted to a balance sheet equivalent amount and subsequently assigned to one of the four risk-weightings.
(4)	Prior to December 2008, BB&T had a net deferred tax liability.

BB&T Corporation and Subsidiaries

Management’s Discussion and Analysis—(Continued)	Third Quarter 2009

Liquidity represents BB&T’s continuing ability to meet funding needs, including deposit withdrawals, timely repayment of borrowings and other liabilities, and funding of loan commitments. In addition to the level of liquid assets, such as trading securities and securities available for sale, many other factors affect BB&T’s ability to meet liquidity needs, including access to a variety of funding sources, maintaining borrowing capacity in national money markets, growing core deposits, the repayment of loans and the ability to securitize or package loans for sale. The ability to raise funding at competitive prices is affected by the rating agencies’ views of BB&T’s and Branch Bank’s credit quality, liquidity, capital and earnings. Management meets with the rating agencies on a routine basis to discuss the current outlook for BB&T and Branch Bank. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2008 for disclosures related to BB&T’s and Branch Bank’s credit ratings and liquidity.

Several of the ratings agencies have taken actions during 2009 related to BB&T’s and Branch Bank’s credit ratings as further disclosed below.

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

Also on July 17, 2009, DBRS confirmed the ratings of BB&T and Branch Bank, including BB&T’s Issuer & Senior Debt at “AA (low).” The trend for all ratings remains Stable. The rating action follows a review by DBRS of BB&T’s operating performance, financial fundamentals and future prospects. On August 17, 2009, DBRS revised their outlook from stable to negative.

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), BB&T is required to maintain a minimum investment in capital stock. The board of directors of the FHLB can increase the minimum investment requirements in the event it has concluded that additional capital is required to allow it to meet its own regulatory capital requirements. Any increase in the minimum investment requirements outside of specified ranges requires the approval of the Federal Housing Finance Board. Because the extent of any obligation to increase BB&T’s investment in the FHLB depends entirely upon the occurrence of a future event, potential future payments to the FHLB are not determinable.

BB&T Corporation and Subsidiaries

Management’s Discussion and Analysis—(Continued)	Third Quarter 2009

Share Repurchase Activity

BB&T has periodically repurchased shares of its own common stock. In accordance with North Carolina law, repurchased shares cannot be held as treasury stock, but revert to the status of authorized and unissued shares upon repurchase.

On June 27, 2006, BB&T’s Board of Directors granted authority under a plan (the “2006 Plan”) for the repurchase of up to 50 million shares of BB&T’s common stock as needed for general corporate purposes. The 2006 Plan also authorizes the repurchase of the remaining shares from the previous authorization. The 2006 Plan remains in effect until all the authorized shares are repurchased unless modified by the Board of Directors. No shares were repurchased in connection with the 2006 Plan during the third quarter of 2009.

Table 11

Share Repurchase Activity

	2009
	Total Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Shares Purchased Pursuant to Publicly-Announced Plan	Maximum Remaining Number of Shares Available for Repurchase Pursuant to Publicly-Announced Plan
	(Shares in Thousands)
July 1-31	17	$21.13	—	44,139
August 1-31	2	22.99	—	44,139
September 1-30	2	27.56	—	44,139

Total	21	21.87	—	44,139

(1)	Repurchases reflect shares exchanged or surrendered in connection with the exercise of equity-based awards under BB&T’s equity-based compensation plans.
(2)	Excludes commissions.

BB&T Corporation and Subsidiaries

Management’s Discussion and Analysis—(Continued)	Third Quarter 2009

SEGMENT RESULTS

BB&T’s operations are divided into seven reportable business segments: the Banking Network, Residential Mortgage Banking, Sales Finance, Specialized Lending, Insurance Services, Financial Services and Treasury. These operating segments have been identified based primarily on BB&T’s organizational structure. See Note 14 “Operating Segments” in the “Notes to the Consolidated Financial Statements” contained herein for additional disclosures related to BB&T’s reportable business segments. Fluctuations in noninterest income and noninterest expense incurred directly by the operating segments are more fully described in the sections titled “Noninterest Income” and “Noninterest Expense” of this discussion and analysis. The following table reflects the net income (loss) for each of BB&T’s operating segments for the nine month periods ended September 30, 2009 and 2008, respectively.

Table 12

BB&T Corporation

Net Income by Reportable Segments

	For the Nine Months Ended
	September 30, 2009	September 30, 2008
	(Dollars in millions)
Banking Network	$517	$856
Residential Mortgage Banking	187	104
Sales Finance	4	18
Specialized Lending	26	22
Insurance Services	93	74
Financial Services	120	70
Treasury	178	299
All Other Segments	(3)	(6)
Parent/Reconciling Items	(439)	(215)

BB&T Corporation	$683	$1,222

The $339 million decrease in net income attributable to the Banking Network segment is primarily caused by higher provision for credit losses, FDIC insurance and foreclosed property expenses. The $83 million increase in net income attributable to the Residential Mortgage Banking segment was due to record residential mortgage production revenues and from improved hedge performance of mortgage servicing assets. The decline in net income attributable to the Sales Finance segment was primarily caused by higher provision for credit losses. The increases in net income attributable to the Specialized Lending and Financial Services segments were primarily attributable to increased net interest income, with Specialized Lending benefiting from growth in the loan portfolio and Financial Services experiencing increased earnings from funding sources. The increase in net income attributable to the Insurance Services segment is primarily due to improved operating leverage from acquisitions. The $224 million decrease related to Parent/Reconciling Items is largely due to increased intersegment net referral expense, higher provision for credit losses, increased noninterest expense related to the FDIC special assessment, and reduced noninterest income from lower 2009 trading account securities gains.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Please refer to “Market Risk Management” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section herein.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation did not include an assessment of those disclosure controls and procedures that are subsumed by, and did not include an assessment of internal control over financial reporting as it relates to, the assets and deposits of Colonial Bank’s banking operations acquired or assumed by BB&T on August 14, 2009.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective so as to enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports.

Changes in Internal Control over Financial Reporting

Except as described below, there was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

On August 14, 2009, BB&T acquired or assumed certain assets and liabilities of Colonial Bank’s banking operations from the Federal Deposit Insurance Corporation. The internal control over financial reporting of Colonial Bank’s banking operations was excluded from the evaluation of the effectiveness of BB&T’s disclosure controls and procedures as of the period end covered by this report. The acquired or assumed assets and liabilities of Colonial Bank represent 8.5% of BB&T’s total consolidated assets, and 11.2% of BB&T’s total consolidated liabilities, respectively, as of and for the period end covered by this report. There is no material impact to BB&T’s total consolidated revenue due to the Colonial Bank acquisition for the period covered by this report.

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

There have been no material changes from the risk factors disclosed in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2008. In addition to the risk factors in BB&T’s Annual Report on Form 10-K, the following supplemental risk factors related to the Colonial Bank acquisition should be carefully considered. These risks could materially affect BB&T’s business, financial condition or future results, and are not the only risks BB&T faces. Additional risks and uncertainties not currently known to BB&T or that management has deemed to be immaterial also may materially adversely affect BB&T’s business, financial condition, and/or operating results.

Changes in national and local economic conditions could lead to higher loan charge-offs in connection with the Colonial Bank acquisition all of which may not be supported by the loss sharing agreements with the FDIC.

In connection with the Colonial Bank acquisition, Branch Bank acquired a significant portfolio of loans. Although Branch Bank marked down the acquired loan portfolio, there is no assurance that the loans acquired will not suffer further deterioration in value resulting in additional charge-offs to this loan portfolio. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, which may increase the level of charge-offs that Branch Bank makes to its loan portfolio, and, consequently, reduce BB&T’s net income, may also increase the level of charge-offs on the loan portfolio that was acquired in the acquisition of Colonial Bank and correspondingly reduce BB&T’s net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on BB&T’s operations and financial condition even if other favorable events occur. See “Risk Factors—Changes in national and local economic conditions could lead to higher loan charge-offs and reduce BB&T’s net income and growth” and “Risk Factors—Weakness in the markets for residential or commercial real estate, including the secondary residential mortgage loan markets, could reduce BB&T’s net income and profitability” in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2008 for more information on the factors affecting the levels of these charge-offs.

Although Branch Bank entered into loss sharing agreements with the FDIC, which provide that a significant portion of losses related to specified loan portfolios that were acquired in connection with the acquisition of Colonial Bank will be borne by the FDIC, Branch Bank is not protected for all losses resulting from charge-offs with respect to those specified loan portfolios. Additionally, the loss sharing agreements have limited terms; therefore, any charge-off of related losses that Branch Bank experiences after the term of the loss sharing agreements will not be reimbursed by the FDIC and will negatively impact BB&T’s net income. In connection with the acquisition of Colonial Bank, Branch Bank also acquired certain loan portfolios that are not subject to the loss sharing agreements. Any charge-offs related to these loan portfolios will be borne by Branch Bank in full and would also negatively impact BB&T’s net income.

BB&T may fail to realize any benefits and incur unanticipated losses related to the assets of Colonial Bank that Branch Bank acquired and the liabilities of Colonial Bank that were assumed.

The success of the Colonial Bank acquisition will depend, in part, on BB&T’s ability to successfully combine the acquired business and assets with BB&T’s business and BB&T’s ability to successfully manage the significant loan portfolio that was acquired. As with any acquisition involving a financial institution, particularly one like Colonial Bank with a large number of bank branches, there may be business and service changes and disruptions that result in the loss of customers or cause customers to close their accounts and move their business to competing financial institutions. It is possible that the integration process could result in the loss of key employees, the disruption of ongoing business, or inconsistencies in standards, controls, procedures and policies that adversely affect BB&T’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the acquisition. Successful integration may also be hampered by differences between the two organizations. Although BB&T had significant operations in most of the regional markets in which Colonial Bank operated, other than Alabama, Nevada and Texas, the loss of key employees of Colonial Bank could adversely affect BB&T’s ability to successfully conduct business in certain local markets in which Colonial Bank operated, which could have an adverse effect on BB&T’s financial results. Integration efforts will also divert attention and resources from BB&T’s management. Additionally, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit the ability to successfully integrate Colonial Bank. If BB&T experiences difficulties with the integration process, the anticipated benefits of the acquisition may not be realized fully, or at all, or may take longer to realize than expected. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

BB&T’s Exchange Act reports contain limited financial information on which to evaluate the acquisition of Colonial Bank.

The acquisition of the banking operations and certain assets of Colonial Bank is a significant acquisition for BB&T; however, BB&T’s Exchange Act reports contain limited financial information on which to evaluate the acquisition of Colonial Bank. BB&T’s Exchange Act reports may not contain all of the financial and other information about Colonial Bank and the assets that were acquired that investors may consider important, including information related to the loan portfolio acquired and the impact of the acquisition on BB&T.

BB&T will be expanding operations into new geographic areas.

Portions of the market areas represented by Colonial Bank, including those in Alabama, Nevada and Texas, are areas in which BB&T historically conducted limited or no banking activities. In particular, Colonial Bank had significant operations in Alabama, where BB&T previously had a very limited presence. BB&T must effectively integrate these new markets to retain and expand the business currently conducted by Colonial Bank. The ability to compete effectively in the new markets will be dependent on BB&T’s ability to understand the local market and competitive dynamics and identify and retain certain employees from Colonial Bank who know their markets better than BB&T does.

Prior to the acquisition, Colonial Bank was the subject of several regulatory investigations and a criminal investigation in connection with accounting irregularities and these investigations may require significant resources and management attention.

Prior to the acquisition, Colonial Bank was the subject of a federal criminal investigation relating to the bank’s mortgage warehouse lending division and related accounting irregularities. Colonial Bank also had recently received subpoenas from the Special Inspector General for the Troubled Asset Relief Program and the SEC. Although the assets and liabilities that the FDIC determines are related to alleged fraudulent or criminal activities will be excluded from the acquisition of Colonial Bank, during the process of integrating Colonial Bank with Branch Bank, BB&T may discover other inconsistencies in standards, controls, procedures and policies that adversely affect BB&T’s ability to achieve the anticipated benefits of the acquisition of Colonial Bank. Additionally, BB&T will need to ensure that the banking operations of Colonial Bank that were acquired maintain effective disclosure controls as well as internal controls and procedures for financial reporting, and such compliance efforts may be costly and may divert the attention of management.

The Colonial Bank acquisition has increased Branch Bank’s commercial real estate and construction loan portfolio, which have a greater credit risk than residential mortgage loans.

With the acquisition of the Colonial Bank loan portfolio, the commercial loan and construction loan portfolios have become a larger portion of Branch Bank’s total loan portfolio than it was prior to the Colonial Bank acquisition. This type of lending is generally considered to have more complex credit risks than traditional single-family residential lending, because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation of the related real estate or construction project. Consequently, these loans are more sensitive to the current adverse conditions in the real estate market and the general economy. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be more difficult to dispose of in a market decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Please refer to “Share Repurchase Activity” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section herein.

Item 6.	Exhibits

2.1	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Colonial Bank, Montgomery, Alabama, the Federal Deposit Insurance Corporation and Branch Banking and Trust Company, dated as of August 14, 2009.

11	Statement re: Computation of Earnings Per Share.

12	Statement re: Computation of Ratios.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BB&T CORPORATION (Registrant)

Date: November 9, 2009	By:	/s/ DARYL N. BIBLE
Daryl N. Bible, Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2009	By:	/s/ CYNTHIA B. POWELL
Cynthia B. Powell, Senior Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location
2.1	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Colonial Bank, Montgomery, Alabama, the Federal Deposit Insurance Corporation and Branch Banking and Trust Company, dated as of August 14, 2009.	Incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed August 17, 2009.

11	Statement re: Computation of Earnings Per Share.	Filed herewith as Note 9.

12	Statement re: Computation of Ratios.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.