Form 10-K
period 2009-12-31
BB&T CORP
filed 2010-02-26
CIK 92230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended:

December 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☑    NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES ☐    NO ☑

At January 31, 2010, the Corporation had 690,679,160 shares of its Common Stock, $5 par value, outstanding. The aggregate market value of voting stock held by nonaffiliates of the Corporation is approximately $15.1 billion (based on the closing price of such stock as of June 30, 2009).

CROSS REFERENCE INDEX

			Page

PART I	Item 1	Overview and Description of Business	4

	Item 1A	Risk Factors Related to BB&T’s Business	4

	Item 1B	Unresolved Staff Comments None.

	Item 2	Properties	26

	Item 3	Legal Proceedings	138

	Item 4	Submission of Matters to a Vote of Security Holders None.

PART II	Item 5	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	28,78

	Item 6	Selected Financial Data	86

	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

	Item 7A	Market Risk Management	68

	Item 8	Financial Statements and Supplementary Data

		Consolidated Balance Sheets at December 31, 2009 and 2008	89

		Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2009	90

		Consolidated Statements of Changes in Shareholders’ Equity for each of the years in the three-year period ended December 31, 2009	91

		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2009	93

		Notes to Consolidated Financial Statements	94

		Report of Independent Registered Public Accounting Firm	88

		Quarterly Financial Summary for 2009 and 2008	85

	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.

	Item 9A	Controls and Procedures	87

	Item 9B	Other Information None.

PART III	Item 10	Directors, Executive Officers and Corporate Governance	*

	Item 11	Executive Compensation	*

	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*

	Item 13	Certain Relationships and Related Transactions, and Director Independence	*

	Item 14	Principal Accounting Fees and Services	*

PART IV	Item 15	Exhibits, Financial Statement Schedules

	(a)	Financial Statements—See Listing in Item 8 above.

	(b)	Exhibits

	(c)	Financial Statement Schedules—None required.

*	For information regarding executive officers, refer to “Executive Officers of BB&T” in Part I hereof. The other information required by Item 10 is incorporated herein by reference to the information that appears under the headings “Proposal 1-Election of Directors”, “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

The information required by Item 11 is incorporated herein by reference to the information that appears under the headings “Compensation Discussion and Analysis”, “Compensation of Executive Officers”, “Compensation Committee Report on Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, and “Compensation of Directors” in the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

For information regarding the registrant’s securities authorized for issuance under equity compensation plans, refer to “Equity Compensation Plan Information” in Part II hereof.

The other information required by Item 12 is incorporated herein by reference to the information that appears under the headings “Security Ownership” and “Compensation of Executive Officers” in the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

The information required by Item 13 is incorporated herein by reference to the information that appears under the headings “Corporate Governance Matters” and “Transactions with Executive Officers and Directors” in the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

The information required by Item 14 is incorporated herein by reference to the information that appears under the headings “Fees to Auditors” and “Corporate Governance Matters” in the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

OVERVIEW AND DESCRIPTION OF BUSINESS

General

BB&T Corporation (“BB&T”, “the Company”, “the Corporation” or “the Parent Company”), is a financial holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its business operations primarily through its commercial bank subsidiary, Branch Banking and Trust Company (“Branch Bank”), which has offices in North Carolina, Virginia, Florida, Georgia, Maryland, South Carolina, Alabama, Kentucky, West Virginia, Tennessee, Nevada, Texas, Washington D.C and Indiana. Branch Bank exited the Nevada markets in January 2010. In addition, BB&T’s operations consist of a federally chartered thrift institution, BB&T Financial, FSB (“BB&T FSB”), and several nonbank subsidiaries, which offer financial services products. Substantially all of the loans made by BB&T’s subsidiaries are to businesses and individuals in these market areas.

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

Risk Factors Related to BB&T’s Business

Changes in national, regional and local economic conditions could lead to higher loan charge-offs and reduce BB&T’s net income and growth.

BB&T’s business is subject to periodic fluctuations based on national, regional and local economic conditions. These fluctuations are not predictable, cannot be controlled, and may have a material adverse impact on the Company’s operations and financial condition even if other favorable events occur. BB&T’s banking operations are locally oriented and community-based. Accordingly, the Company expects to continue to be dependent upon local business conditions as well as conditions in the local residential and commercial real estate markets it serves. For example, an increase in unemployment, a decrease in real estate values or increases in interest rates, as well as other factors, could weaken the economies of the communities BB&T serves. Weakness in BB&T’s market area could depress the Company’s earnings and consequently its financial condition because:

•	customers may not want or need BB&T’s products or services;

•	borrowers may not be able or willing to repay their loans;

•	the value of the collateral securing loans to borrowers may decline; and

•	the quality of BB&T’s loan portfolio may decline.

Any of the latter three scenarios could require the Company to charge off a higher percentage of loans and/or increase provisions for credit losses, which would reduce the Company’s net income. For example, beginning in 2007 and continuing through 2009, BB&T experienced increasing credit deterioration due to ongoing challenges in the residential real estate markets. This period of credit deterioration combined with flat to declining real estate values resulted in increasing loan charge-offs and higher provisions for credit losses, which negatively impacted BB&T’s net income.

In connection with the agreement between the Federal Deposit Insurance Corporation (“FDIC”) and the Company to acquire certain assets and assume substantially all of the deposits and certain liabilities of Colonial Bank, an Alabama state-chartered bank headquartered in Montgomery, Alabama (“Colonial”), Branch Bank acquired a significant portfolio of loans. Although Branch Bank marked down the acquired loan portfolio to estimated fair value, there is no assurance that the loans acquired will not suffer further deterioration in value resulting in additional charge-offs to this loan portfolio. Fluctuations in national, regional and local economic conditions, including those related to local residential real estate, commercial real estate and construction markets may increase the level of charge-offs on the loan portfolio that was acquired in the acquisition of Colonial and correspondingly reduce BB&T’s net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on BB&T’s operations and financial condition even if other favorable events occur. Although Branch Bank entered into loss sharing agreements with the FDIC, which provide that a significant portion of losses related to specified loan portfolios that were acquired in connection with the acquisition of Colonial will be borne by the FDIC, Branch Bank is not protected for all losses resulting from charge-offs with respect to those specified loan portfolios. Additionally, the loss sharing agreements have limited terms; therefore, any charge-off of related losses that Branch Bank experiences after the term of the loss sharing agreements will not be reimbursed by the FDIC and will negatively impact BB&T’s net income. In connection with the acquisition of Colonial, Branch Bank also acquired certain loan portfolios that are not subject to the loss sharing agreements. Any charge-offs related to these loan portfolios will be borne by Branch Bank in full and would also negatively impact BB&T’s net income.

BB&T will be expanding operations into new geographic areas.

Portions of the market areas served by Colonial, including market areas in Alabama, Florida and Texas, are areas in which BB&T historically conducted limited or no banking activities. In particular, Colonial had significant operations in Alabama, where BB&T previously had a very limited presence. BB&T must effectively integrate these new markets to retain and expand the business previously conducted by Colonial. The ability to compete effectively in the new markets will be dependent on BB&T’s ability to understand the local market and competitive dynamics and identify and retain certain employees from Colonial who know their markets better than BB&T does.

Weakness in the markets for residential or commercial real estate, including the secondary residential mortgage loan markets, could reduce BB&T’s net income and profitability.

Since 2007, softening residential housing markets, increasing delinquency and default rates, and increasingly volatile and constrained secondary credit markets have been negatively impacting the mortgage industry. BB&T’s financial results have been adversely affected by changes in real estate values, primarily in Georgia, Florida and metro Washington, D.C., with some deterioration in the coastal areas of the Carolinas. Decreases in real estate values have adversely affected the value of property used as collateral for loans and investments in BB&T’s portfolio. The poor economic conditions experienced in 2007 through 2009 resulted in decreased demand for real estate loans, and BB&T’s net income and profits have suffered as a result.

The declines in home prices in many markets across the U.S., including a number of markets in BB&T’s banking footprint (primarily in Georgia, Florida, and metro Washington, D.C., with some deterioration in the coastal areas of the Carolinas), along with the reduced availability of mortgage credit, also has resulted in increases in delinquencies and losses in BB&T’s portfolio of loans related to residential real estate, including its acquisition, development and construction loan portfolio. Further declines in home prices within BB&T’s banking footprint (including markets that to date have not experienced significant declines) coupled with the continued impact of the economic recession and high unemployment levels could drive losses beyond the levels provided for in BB&T’s allowance for loan losses. In that event, BB&T’s future earnings would be adversely affected.

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

The Colonial acquisition has increased Branch Bank’s commercial real estate and construction loan portfolio, which have a greater credit risk than residential mortgage loans.

With the acquisition of the Colonial loan portfolio, the commercial real estate loan and construction loan portfolios have become a larger portion of Branch Bank’s total loan portfolio than it was prior to the Colonial acquisition. This type of lending is generally considered to have more complex credit risks than traditional single-family residential lending, because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation of the related real estate or construction project. Consequently, these loans are more sensitive to the current adverse conditions in the real estate market and the general economy. These loans are generally less predictable, more difficult to evaluate and monitor, and collateral may be more difficult to dispose of in a market decline. However, the negative economic aspects of these risks are substantially reduced as a result of the FDIC loss sharing agreements.

Increases in FDIC insurance premiums may adversely affect BB&T’s net income and profitability.

During 2008 and continuing in 2009, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. In addition, the FDIC instituted two temporary programs to further insure customer deposits at FDIC insured banks: deposit accounts are now insured up to $250,000 per customer (up from $100,000) and noninterest-bearing transactional accounts are currently fully insured (unlimited coverage). These programs have placed additional stress on the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC has increased assessment rates of insured institutions. In addition, on November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years’ worth of estimated deposit insurance premiums by December 31, 2009. BB&T is generally unable to control the amount of premiums that the Company is required to pay for FDIC insurance. If there are additional bank or financial institution failures, or the cost of resolving prior failures exceeds expectations, the Company may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases or required prepayments of FDIC insurance premiums may adversely impact BB&T’s earnings and financial condition.

Market developments may adversely affect BB&T’s industry, business and results of operations.

Significant declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by many financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. BB&T has produced quarterly earnings during 2008 and 2009; however, during this time BB&T has experienced significant challenges, its credit quality has deteriorated and its net income and results of operations have been adversely impacted. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including other financial institutions. Although to date BB&T has performed relatively well during the current financial crisis as compared with the Company’s peers and several of the largest financial institutions, BB&T is part of the financial system and a systemic lack of available credit, a lack of confidence in the financial sector, increased volatility in the financial markets and/or reduced business activity could materially adversely affect BB&T’s business, financial condition and results of operations.

The capital and credit markets have experienced unprecedented levels of volatility.

During the economic downturn, the capital and credit markets experienced extended volatility and disruption. In some cases, the markets produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. If these levels of market disruption and volatility continue, worsen or abate and then arise at a later date, BB&T’s ability to access capital could be materially impaired. BB&T’s inability to access the capital markets could constrain the Company’s ability to make new loans, to meet the Company’s existing lending commitments and, ultimately jeopardize the Company’s overall liquidity and capitalization.

The soundness of other financial institutions could adversely affect BB&T.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. BB&T has exposure to many different industries and counterparties, and BB&T and certain of its subsidiaries routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose the Company to credit risk in the event of default of its counterparty or client. In addition, the Company’s credit risk may be exacerbated when collateral is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due BB&T. These types of losses could materially and adversely affect BB&T’s results of operations or financial condition.

Changes in interest rates may have an adverse effect on BB&T’s profitability.

BB&T’s earnings and financial condition are dependent to a large degree upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest rate spreads, meaning the difference between interest rates earned on loans and investments and the interest rates paid on deposits and borrowings, could adversely affect BB&T’s earnings and financial condition. The Company cannot control or predict with certainty changes in interest rates. Regional and local economic conditions, competitive pressures and the policies of regulatory authorities, including monetary policies of the Federal Reserve Board, affect interest income and interest expense. The Company has ongoing policies and procedures designed to manage the risks associated with changes in market interest rates. However, changes in interest rates still may have an adverse effect on BB&T’s profitability. For example, high interest rates could adversely affect the Company’s mortgage banking business because higher interest rates could cause customers to apply for fewer mortgage refinancings or purchase mortgages.

Changes in banking laws could have a material adverse effect on BB&T.

BB&T is extensively regulated under federal and state banking laws and regulations that are intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole. In addition, the Company is subject to changes in federal and state laws as well as changes in banking and credit regulations, and governmental economic and monetary policies. BB&T cannot predict whether any of these changes may adversely and materially affect the Company. The current regulatory environment for financial institutions entails significant potential increases in compliance requirements and associated costs, including those related to consumer credit, with a focus on mortgage lending. For example, President Obama’s administration recently announced a proposal that would impose a tax on the 50 largest banks in the nation (which includes BB&T). The tax would be an annual fee based on the bank’s liabilities, excluding domestic deposits, and would be imposed over a 10 year period. If adopted, this tax and other future restrictions could have a material adverse effect on BB&T.

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

The occurrence of catastrophic events such as hurricanes, tropical storms, earthquakes, pandemic disease, windstorms, floods, severe winter weather (including snow, freezing water, ice storms and blizzards), fires and other catastrophes could adversely affect BB&T’s consolidated financial condition or results of operations. Unpredictable natural and other disasters could have an adverse effect on the Company in that such events could materially disrupt its operations or the ability or willingness of its customers to access the financial services offered by BB&T. The Company’s property and casualty insurance operations also expose it to claims arising out of catastrophes. The incidence and severity of catastrophes are inherently unpredictable. Although the Company carries insurance to mitigate its exposure to certain catastrophic events, these events could nevertheless reduce

BB&T’s earnings and cause volatility in its financial results for any fiscal quarter or year and have a material adverse effect on BB&T’s financial condition and/or results of operations.

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

Certain accounting policies are critical to presenting BB&T’s financial condition and results. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include: the allowance for credit losses; the determination of fair value for financial instruments; the valuation of goodwill and other intangible assets; the accounting for pension and postretirement benefits and the accounting for income taxes. Because of the uncertainty of estimates involved in these matters, the Company may be required to do one or more of the following: significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the reserve provided; recognize significant impairment on its financial instruments, goodwill and other intangible asset balances; or significantly increase its liabilities for taxes or pension and post retirement benefits.

Prior to the acquisition, Colonial was the subject of several regulatory investigations and a criminal investigation in connection with accounting irregularities and these investigations may require significant resources and management attention.

Prior to the acquisition, Colonial was the subject of a federal criminal investigation relating to the bank’s mortgage warehouse lending division and related accounting irregularities. Colonial also received subpoenas from the Special Inspector General for the Troubled Asset Relief Program and the SEC. Although the assets and liabilities that the FDIC determines are related to alleged fraudulent or criminal activities were excluded from the acquisition of Colonial, during the process of integrating Colonial with Branch Bank, BB&T may discover other inconsistencies in standards, controls, procedures and policies that adversely affect BB&T’s ability to achieve the anticipated benefits of the acquisition of Colonial. Additionally, BB&T will need to ensure that the banking operations of Colonial that were acquired maintain effective disclosure controls as well as internal controls and procedures for financial reporting, and such compliance efforts may be costly and may divert the attention of management.

BB&T’s business could suffer if it fails to attract and retain skilled people.

BB&T’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities in which the Company engages can be intense. The federal government has proposed significant additional standards with respect to executive compensation and governance at United States financial institutions that may impact certain of BB&T’s executive officers and employees. If adopted, such restrictions, in addition to other competitive pressures, may have an adverse effect on the ability of BB&T to attract and retain skilled personnel, resulting in BB&T not being able to hire the best people or to retain them.

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

Local, state or federal tax authorities may interpret tax laws and regulations differently than BB&T and challenge tax positions that BB&T has taken on its tax returns. This may result in the disallowance of deductions or credits, and/or differences in the timing of deductions and result in the payment of additional taxes, interest or penalties that could have a material adverse effect on BB&T’s performance.

Changes in accounting standards could materially impact BB&T’s financial statements.

From time to time accounting standards setters change the financial accounting and reporting standards that govern the preparation of BB&T’s financial statements. These changes can be hard to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results, or a cumulative charge to retained earnings.

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

In August 2009, Branch Bank acquired from the FDIC certain assets of Colonial, including a substantial majority of its loan portfolio, and assumed certain of its liabilities. The success of the Colonial acquisition will depend, in part, on BB&T’s ability to successfully combine the acquired business and assets with BB&T’s business and BB&T’s ability to successfully manage the significant loan portfolio and FDIC loss share agreements. As with any acquisition involving a financial institution, particularly one like Colonial with a large number of bank branches, there may be business and service changes and disruptions that result in the loss of customers or cause customers to close their accounts and move their business to competing financial institutions. It is possible that the integration process could result in the loss of key employees, the disruption of ongoing business, or inconsistencies in standards, controls, procedures and policies that adversely affect BB&T’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the acquisition. Successful integration may also be hampered by differences between the two organizations. Although BB&T had significant operations in most of the regional markets in which Colonial operated, other than Alabama and Texas, the loss of key employees of Colonial could adversely affect BB&T’s ability to successfully conduct business in certain local markets in which Colonial operated, which could have an adverse effect on BB&T’s financial results. Integration efforts will also divert attention and resources from BB&T’s management. Additionally, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit the ability to successfully integrate Colonial. If BB&T experiences difficulties with the integration process, the anticipated benefits of the acquisition may not be realized fully, or at all, or may take longer to realize than expected. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

BB&T may not receive the regulatory approvals required to complete a bank merger.

BB&T must generally receive federal and/or state regulatory approvals before it can acquire a bank or bank holding company. In determining whether to approve a proposed bank acquisition, bank regulators will consider, among other factors, the effect of the acquisition on competition, financial condition and future prospects, including current and projected capital ratios and levels, the competence, experience and integrity of management and record of compliance with laws and regulations, the convenience and needs of the communities to be served, including the acquiring institution’s record of compliance under the Community Reinvestment Act, and the effectiveness of the acquiring institution in combating money laundering activities. In addition, BB&T cannot be certain when or if, or on what terms and conditions, any required regulatory approvals will be granted. In specific cases the Company may be required to sell banks or branches, or take other actions as a condition to receiving regulatory approval.

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

At December 31, 2009, the principal operating subsidiaries of BB&T included the following:

•	Branch Banking and Trust Company, Winston-Salem, North Carolina

•	BB&T Financial, FSB, Columbus, Georgia

•	Scott & Stringfellow, LLC, Richmond, Virginia

•	Regional Acceptance Corporation, Greenville, North Carolina

•	BB&T Asset Management, Inc., Raleigh, North Carolina

Branch Bank, BB&T’s largest subsidiary, was chartered in 1872 and is the oldest bank headquartered in North Carolina. Branch Bank provides a wide range of banking and trust services for retail and commercial clients in its geographic markets, including small and mid-size businesses, public agencies, local governments and individuals, through 1,857 offices (as of December 31, 2009) located in North Carolina, Virginia, Florida, Georgia, Maryland, South Carolina, Alabama, Kentucky, West Virginia, Tennessee, Nevada, Texas, Washington D.C and Indiana. Branch Bank exited its 22 Nevada branches in January 2010. Branch Bank’s principal operating subsidiaries include:

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

•

Stanley, Hunt, DuPree & Rhine, Inc., with dual headquarters in Greensboro, North Carolina, and Greenville, South Carolina, which offers flexible benefit plans, and investment advisory, actuarial and benefit consulting services (merged into Branch Bank on January 1, 2010);

•

Prime Rate Premium Finance Corporation, Inc., located in Florence, South Carolina, and its subsidiary AFCO Credit Corporation, headquartered in Pittsburgh, Pennsylvania, which provide insurance premium financing to clients in the United States and Canada;

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

BB&T FSB is a federal savings bank. BB&T FSB provides services to clients throughout the United States and was formed to help improve the operating efficiency of certain business activities for subsidiaries which are national in scope. In addition to credit card lending, the following businesses operate as either subsidiaries or divisions of BB&T FSB:

•

Sheffield Financial (a division of BB&T FSB), based in Clemmons, North Carolina, which specializes in loans to small commercial lawn care businesses across the country for the purchase of outdoor power equipment and loans to individuals for power sport and leisure equipment;

•

Liberty Mortgage Corporation, based in Norcross, Georgia, which originates mortgage loans through a network of mortgage originators (including mortgage brokers, community banks and mortgage banks) in a multi-state area; and

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

Services

BB&T’s subsidiaries offer a variety of services targeted to retail and commercial clients. BB&T’s objective is to offer clients a full array of products to meet all their financial needs.

Retail:	Commercial:
Bankcard lending	Asset management
Consumer finance	Association services
Home equity lending	Capital markets services
Home mortgage lending	Commercial finance
Insurance	Commercial middle market lending
Investment brokerage services	Commercial mortgage lending
Payment solutions	Institutional trust services
Sales finance	Insurance
Small business lending	Insurance premium finance
Wealth management / private banking	International banking services
Leasing
Merchant services
Mortgage warehouse lending
Payment solutions
Real estate lending
Supply chain management
Venture capital

The following table reflects BB&T’s deposit market share and branch locations by state.

Table 1

BB&T Deposit Market Share and Branch Locations by State

	% of BB&T’s Deposits (2)	Deposit Market Share Rank (2)	Number of Branches (3)
North Carolina (1)	21%	2nd	360
Virginia	19	3rd	392
Florida	16	5th	307
Georgia	11	5th	178
Maryland	6	6th	130
South Carolina	6	3rd	116
Alabama	6	4th	91
West Virginia	5	1st	78
Kentucky	4	3rd	90
Tennessee	3	6th	57
Texas	1	48th	22
Washington, D.C.	1	7th	12

(1)	Excludes home office deposits.
(2)	Source: FDIC.gov—data as of June 30, 2009, includes the effect of the FDIC-assisted acquisition of Colonial Bank.
(3)	As of December 31, 2009. Excludes 22 branches in Nevada, which were exited on January 15, 2010, and 2 branches in Indiana.

Executive Overview

Significant accomplishments in 2009

In the opinion of BB&T’s management, the Corporation’s most significant accomplishments during 2009 were as follows (amounts include the impact of acquisitions where applicable):

•	Achieved outstanding client service and client loyalty scores based on independent survey

•	Exited Troubled Asset Relief Program (TARP)

•	Exceeded capital requirements as measured in the Supervisory Capital Assessment Process (SCAP)

•	Successfully executed the FDIC-assisted acquisition of certain assets and liabilities of Colonial—largest acquisition in BB&T’s history

•	Maintained safety, soundness and profitability through the recession

•	Successfully executed Executive Management leadership succession plan

•	Enhanced risk management structure

•	Achieved strong revenue growth—record performance in retail mortgage and insurance

•	Enhanced quality of capital with two common stock offerings for a total of $2.6 billion

Challenges

BB&T’s business has become more dynamic and complex in recent years. Consequently, management has annually evaluated and, as necessary, adjusted the Corporation’s business strategy in the context of the current operating environment. During this process, management considers the current financial condition and performance of the Company and its expectations for future economic activity, both on a national and local market scale. The achievement of BB&T’s key strategic objectives and established long-term financial goals is subject to many uncertainties and challenges. In the opinion of management, the challenges that are most relevant and likely to have a near term impact on performance are presented below:

•	Economic impact from deepest recession in decades

•	Unprecedented disruption and significantly increased risk in financial markets

•	Effectively managing through the credit cycle

•	Residential real estate risk / risk of downturn spreading to other asset classes

•	Intense competition for best credits within the financial services industry

•	Cost and risk associated with the current heightened regulatory environment

•	Over-capacity in financial services industry

Overview of Significant Events and Financial Results

The Board of Governors of the Federal Reserve System, the Federal Reserve Banks, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency commenced a review of the capital needs of the largest U.S. banking institutions. This review was called the Supervisory Capital Assessment Program (the “SCAP”). The SCAP review process involved a forward-looking capital assessment, or “stress test”, of all domestic bank holding companies with assets of more than $100 billion at December 31, 2008, which included BB&T. The stress test was intended to estimate credit losses, revenues and reserve needs for each of these bank holding companies in 2009 and 2010 under a macroeconomic scenario that reflected a consensus expectation for the depth and duration of the recession and a more adverse scenario that was designed to reflect a recession that was longer and more severe than consensus expectations.

On May 7, 2009, the Board of Governors of the Federal Reserve System announced the results of the final SCAP assessments for the 19 largest U.S. bank holding companies, including BB&T. The SCAP assessment for BB&T indicated that BB&T did not need to raise additional capital.

Following the successful results from the stress test, BB&T raised $1.7 billion of common stock, as part of its plans to repay the preferred stock invested by the U. S. Treasury. In addition, as part of this plan, BB&T’s Board of Directors reduced the quarterly dividends on common stock from $.47 to $.15 beginning with the payout for the third quarter of 2009. The reduction in the dividend will preserve approximately $725 million annually based on the shares outstanding at the time of the decision.

On June 17, 2009, BB&T repurchased all 3,133.64 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series C, $1,000,000 liquidation preference per share (the “Series C Preferred Stock”) issued to the U.S. Treasury on November 14, 2008, as part of the Troubled Asset Relief Program: Capital Purchase Program (the “Capital Purchase Program”). The aggregate purchase price paid to the U.S. Treasury for the Series C Preferred

Stock was approximately $3.1 billion, including approximately $14 million of accrued and unpaid dividends. On July 22, 2009, BB&T repurchased the warrant to purchase up to 13,902,573 shares of its common stock for $67 million, which also was issued to the U.S. Treasury on November 14, 2008, as part of the Capital Purchase Program.

On August 14, 2009, BB&T acquired certain assets and assumed substantially all of the deposits and certain other liabilities of Colonial Bank (“Colonial”), headquartered in Montgomery, Alabama, from the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Colonial. Colonial operated 357 banking offices in Alabama, Florida, Georgia, Texas and Nevada. The acquisition significantly strengthened BB&T’s banking franchise, moving BB&T to fifth in deposit market share in Florida and fourth in Alabama. BB&T issued 38.5 million shares of common stock to the investing public at $26 per share in connection with the Colonial acquisition to further strengthen BB&T’s capital levels. Early in 2010, BB&T exited the Nevada branches and divested approximately $850 million in deposits acquired in the Colonial acquisition. Please refer to Note 2 “Business Combinations” in the “Notes to Consolidated Financial Statements” for additional disclosures about the Colonial acquisition.

In addition to the Colonial acquisition, BB&T continued to expand its noninterest revenue producing business through the acquisitions of Dallas, Texas-based Quantum First Capital, LTD and Louisville, Kentucky-based BFG Realty Advisors, LLC. Both firms were acquired by BB&T’s wholly-owned subsidiary Grandbridge Real Estate Capital LLC. BB&T also acquired Florida-based insurance agency Oswald Trippe and Company Inc.

Consolidated net income for 2009 totaled $877 million, a decrease of $652 million, or 42.6%, compared to $1.5 billion earned during 2008. Consolidated net income available to common shareholders for 2009 totaled $729 million, a decrease of $769 million, or 51.3%, compared to $1.5 billion earned during 2008. On a diluted per common share basis, earnings for 2009 were $1.15, compared to $2.71 for 2008, a decrease of 57.6%. BB&T’s results of operations for 2009 produced a return on average assets of .56% and a return on average common shareholders’ equity of 4.93% compared to prior year ratios of 1.12% and 11.44%, respectively.

BB&T generated strong revenue growth during 2009, which was up 18.3% compared to 2008. This included growth of 14.9% in fully taxable equivalent net interest income and 23.1% growth from noninterest income sources. The growth in net interest income was the result of growth in earning assets, as well as expansion in the net interest margin from 3.58% in 2008 to 3.66% in 2009. Noninterest income benefitted from record performance from BB&T’s residential mortgage banking and insurance operations. BB&T generated $658 million in revenues from mortgage banking operations, which was up 139.3% from the 2008 results. Insurance income increased 12.8% in 2009 and exceeded $1 billion annually.

Nonperforming assets and credit costs continued to increase during 2009. BB&T recorded a $2.8 billion provision for credit losses in 2009, which exceeded net charge-offs by $1.0 billion. This compared to a $1.4 billion provision for credit losses recorded during 2008. Net charge-offs for 2009 totaled $1.8 billion compared to $851 million for 2008. The increases in nonperforming assets and the provision for credit losses were primarily driven by continued deterioration in housing-related credits. The largest concentration of housing-related credit issues continues to be in Georgia, Florida and metropolitan Washington, D.C., including the surrounding suburbs. In addition, there has been deterioration in the coastal areas of the Carolinas.

BB&T’s total assets at December 31, 2009 were $165.8 billion, an increase of $13.7 billion, or 9.0%, compared to December 31, 2008. Total loans and leases at December 31, 2009 were $106.2 billion, an increase of $7.5 billion, or 7.6%, compared to the balance at year-end 2008. The increase in total loans and leases included increases of $1.1 billion in loans held for sale and $8.0 billion in covered loans acquired in the Colonial transaction. Securities available for sale increased $1.1 billion compared to the balances at December 31, 2008. In addition, BB&T recorded a $3.1 billion receivable from the FDIC in connection with the Colonial acquisition. The FDIC receivable represents the fair value of amounts expected to be received under the agreement with the FDIC, whereby the FDIC will reimburse BB&T for the significant majority of losses on the assets acquired.

Total client deposits at December 31, 2009 were $106.8 billion, an increase of $23.2 billion, or 27.7%, from December 31, 2008. Total deposits, which include wholesale deposits sources, totaled $115.0 billion at December 31, 2009, an increase of $16.4 billion, or 16.6%, compared to December 31, 2008. The increase in client deposits was a result of the Colonial acquisition, which added approximately $16 billion in client deposits, as well as BB&T’s success in attracting new accounts. BB&T also has seen an improvement in the deposit mix with noninterest-bearing accounts representing 16.5% of total deposits at December 31, 2009, compared with 13.8% at December 31, 2008.

Total shareholders’ equity increased slightly compared to December 31, 2008. BB&T’s common equity increased as a result of the issuance of $2.6 billion in common stock during the second and third quarters of 2009, retained earnings and an increase in accumulated other comprehensive income, which were partially offset by the repayment of the $3.1 billion of preferred stock issued to the U.S. Treasury. The Tier 1 common ratio was 8.5% at December 31, 2009. In addition, the Tier 1 risk-based capital and total risk-based capital ratios were 11.5% and 15.8% at December 31, 2009, respectively. BB&T’s risk-based and tangible capital ratios remain well above regulatory standards for well-capitalized banks. As of December 31, 2009, measures of tangible capital were not required by the regulators and, therefore, were considered non-GAAP measures. Please refer to the section titled “Capital” herein for a discussion of how BB&T calculates and uses these measures in the evaluation of the Company.

Competition

The financial services industry is highly competitive and dramatic change continues to occur in all aspects of the Company’s business. The ability of nonbank financial entities to provide services previously reserved for commercial banks has intensified competition. BB&T’s subsidiaries compete actively with national, regional and local financial services providers, including banks, thrifts, securities dealers, mortgage bankers, finance companies and insurance companies. Competition among providers of financial products and services continues to increase, with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives. The industry continues to consolidate, which affects competition by eliminating some regional and local institutions, while strengthening the franchises of acquirers. In addition, many financial services entities are experiencing significant challenges as a result of the economic crisis, resulting in bank and thrift failures and significant intervention from the U.S. Government. For additional information concerning markets, BB&T’s competitive position and business strategies, and recent government interventions see “Market Area”, “General Business Development” and “Regulatory Considerations” below.

Market Area

BB&T’s primary market area for its banking operations consists of North and South Carolina, Virginia, Maryland, Georgia, eastern Tennessee, West Virginia, Kentucky, Florida, Alabama and Washington, D.C. In addition, BB&T has a smaller banking presence in Texas and Indiana. The Texas market represents a new market for BB&T to expand its banking operations and was entered in connection with the Colonial acquisition. The markets that BB&T operates have a diverse employment base and primarily consists of manufacturing, general services, agricultural, wholesale/retail trade, technology, government and financial services. BB&T believes its current market area will support growth in assets and deposits in the future. Management strongly believes that BB&T’s community bank approach to providing client service is a competitive advantage that strengthens the Corporation’s ability to effectively provide financial products and services to businesses and individuals in its markets.

General Business Development

BB&T is a regional financial holding company. BB&T has maintained a long-term focus on a strategy that includes expanding and diversifying the BB&T franchise in terms of revenues, profitability and asset size. This strategy has encompassed both organic growth and acquisitions of complementary banks and financial businesses. During the 1990’s and through 2003, BB&T’s growth resulted largely from mergers and acquisitions as the economics of business combinations were compelling. Since that time, BB&T has focused more on organic growth and strategic acquisitions, including the FDIC-assisted acquisition of Colonial.

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

•	to pursue assisted and unassisted acquisitions of banks and thrifts with compatible cultures that will enhance BB&T’s banking network and customer delivery system;

•	to acquire companies in niche markets that provide products or services that can be offered through the existing distribution system to BB&T’s current customer base; and

•	to consider strategic nonbank acquisitions in markets that are economically feasible and provide positive long-term benefits.

BB&T completed acquisitions of 35 community banks and thrifts, 85 insurance agencies and 30 nonbank financial services providers over the last fifteen years. In the long-term, BB&T expects to continue to take advantage of the consolidation in the financial services industry and expand and enhance its franchise through mergers and acquisitions. The consideration paid for these acquisitions may be in the form of cash, debt or BB&T common stock. The amount of consideration paid to complete these transactions may be in excess of the book value of the underlying net assets acquired, which could have a dilutive effect on BB&T’s earnings. In addition, acquisitions often result in significant front-end charges against earnings; however, cost savings and revenue enhancements, especially incident to in-market bank and thrift acquisitions, are typically anticipated.

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

Table 2

Composition of Loan and Lease Portfolio

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in millions)
Commercial, financial and agricultural loans	$17,768	$17,131	$14,037	$10,848	$9,532
Lease receivables	1,558	2,007	3,899	4,358	4,250
Real estate—construction and land development loans	15,353	20,065	19,474	17,553	11,942
Real estate—mortgage loans	55,647	46,772	44,687	42,219	41,539
Consumer loans	13,910	12,018	11,107	10,389	9,604

Total loans and leases held for investment	104,236	97,993	93,204	85,367	76,867
Less: unearned income	(580)	(748)	(2,297)	(2,456)	(2,473)

Net loans and leases held for investment	103,656	97,245	90,907	82,911	74,394
Loans held for sale	2,551	1,424	779	680	629

Total loans and leases	$106,207	$98,669	$91,686	$83,591	$75,023

BB&T’s loan portfolio is approximately 50% commercial and 50% retail by design, and is divided into six major categories—commercial, sales finance, revolving credit, direct retail, mortgage and specialized lending. In addition, BB&T has a portfolio of loans that were acquired in the Colonial acquisition that are covered by FDIC loss sharing agreements. BB&T lends to a diverse customer base that is substantially located within the Corporation’s primary market area. At the same time, the loan portfolio is geographically dispersed throughout BB&T’s branch network to mitigate concentration risk arising from local and regional economic downturns.

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

Sales Finance Loan Portfolio

The sales finance category primarily includes secured indirect installment loans to consumers for the purchase of new and used automobiles, boats and recreational vehicles. Such loans are originated through approved franchised and independent dealers throughout the BB&T market area. These loans are relatively homogenous and no single loan is individually significant in terms of its size and potential risk of loss. Sales finance loans are subject to the same rigorous lending policies and procedures as described above for commercial loans and are underwritten with note amounts and credit limits that ensure consistency with the Corporation’s risk philosophy. In addition to its normal underwriting due diligence, BB&T uses application systems and “scoring systems” to help underwrite and manage the credit risk in its sales finance portfolio. Also included in the sales finance category are commercial lines, serviced by the Sales Finance Department, to finance dealer wholesale inventory (“Floor Plan Lines”) for resale to consumers. Floor Plan Lines are underwritten by commercial loan officers in compliance with the same rigorous lending policies described above for commercial loans. In addition, Floor Plan Lines are subject to intensive monitoring and oversight to ensure quality and to mitigate risk from fraud.

Revolving Credit Loan Portfolio

The revolving credit portfolio comprises the outstanding balances on credit cards and BB&T’s checking account overdraft protection product, Constant Credit. BB&T markets credit cards to its existing banking client base and does not solicit cardholders through nationwide programs or other forms of mass marketing. Such balances are generally unsecured and actively managed by BB&T FSB.

Direct Retail Loan Portfolio

The direct retail loan portfolio primarily consists of a wide variety of loan products offered through BB&T’s banking network. Various types of secured and unsecured loans are marketed to qualifying existing clients and to other creditworthy candidates in BB&T’s market area. The vast majority of direct retail loans are secured by first or second liens on residential real estate, and include both closed-end home equity loans and revolving home equity lines of credit. Direct retail loans are subject to the same rigorous lending policies and procedures as described above for commercial loans and are underwritten with note amounts and credit limits that ensure consistency with the Corporation’s risk philosophy.

Mortgage Loan Portfolio

BB&T is a large originator of residential mortgage loans, with originations in 2009 totaling $28.2 billion. Branch Bank offers various types of fixed- and adjustable-rate loans for the purpose of constructing, purchasing or refinancing residential properties. BB&T primarily originates conforming mortgage loans and higher quality jumbo and construction-to-permanent loans for owner-occupied properties. Conforming loans are loans that are underwritten in accordance with the underwriting standards set forth by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). They are generally collateralized by one-to-four-family residential real estate, have loan-to-collateral value ratios of 80% or less, and are made to borrowers in good credit standing.

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

BB&T’s specialized lending subsidiaries adhere to the same overall underwriting approach as the commercial and consumer lending portfolio and also utilize automated credit scoring to assist with underwriting the credit risk. The majority of these loans are relatively homogenous and no single loan is individually significant in terms of its size and potential risk of loss. The majority of the loans are secured by real estate, automobiles, equipment or unearned insurance premiums. As of December 31, 2009, included in the specialized lending portfolio are loans to subprime borrowers of approximately $2.9 billion, or 2.7% of the total BB&T loan and lease portfolio. Of these, approximately $365 million are residential real estate loans and included in the disclosures in Table 14-2 herein.

Covered Loan Portfolio

In connection with the FDIC-assisted acquisition of Colonial, BB&T acquired approximately $14.1 billion of loans that are covered by loss sharing agreements. BB&T recorded these loans at $9.6 billion, which represented their fair value on the acquisition date. The loans covered by loss sharing agreements are primarily commercial real estate loans and residential mortgage loans. See Note 2 “Business Combinations” and Note 4 “Loans and Leases” in the “Notes to Consolidated Financial Statements” in this report for additional disclosures related to BB&T’s covered loans.

The following table presents BB&T’s total loan portfolio based upon BB&T’s lines of business, as discussed herein, rather than upon regulatory reporting classifications:

Table 3

Composition of Loan and Lease Portfolio Based on Lines of Business

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in millions)
Loans and leases, net of unearned income:
Commercial loans	$49,445	$49,727	$43,685	$39,580	$34,965
Leveraged leases	375	753	1,185	1,720	1,650

Total commercial loans and leases	49,820	50,480	44,870	41,300	36,615

Sales finance	6,290	6,354	6,021	5,683	5,264
Revolving credit	2,016	1,777	1,618	1,414	1,347
Direct retail	14,283	15,454	15,691	15,312	14,453
Residential mortgage loans	15,435	17,091	17,467	15,596	13,971
Specialized lending	7,670	6,089	5,240	3,606	2,744
Other acquired loans	123	—	—	—	—

Total loans and leases held for investment (excluding covered loans)	95,637	97,245	90,907	82,911	74,394
Covered loans	8,019	—	—	—	—

Total loans and leases held for investment	103,656	97,245	90,907	82,911	74,394
Total loans held for sale	2,551	1,424	779	680	629

Total loans and leases	$106,207	$98,669	$91,686	$83,591	$75,023

The following table reflects the scheduled maturities of commercial, financial and agricultural loans, as well as real estate construction loans:

Table 4

Selected Loan Maturities and Interest Sensitivity (1)

	December 31, 2009
	Commercial, Financial and Agricultural	Real Estate: Construction	Total
	(Dollars in millions)
Fixed rate:
1 year or less (2)	$5,355	$5,284	$10,639
1-5 years	2,903	2,508	5,411
After 5 years	3,334	2,195	5,529

Total	11,592	9,987	21,579

Variable rate:
1 year or less (2)	3,444	3,398	6,842
1-5 years	2,156	1,422	3,578
After 5 years	576	546	1,122

Total	6,176	5,366	11,542

Total loans and leases (3)	$17,768	$15,353	$33,121

(1)	Balances include unearned income.
(2)	Includes loans due on demand.

(Dollars in millions)
(3) The above table excludes:
(i) consumer loans	$13,910
(ii) real estate mortgage loans	55,647
(iii) loans held for sale	2,551
(iv) lease receivables	1,558

Total	$73,666

Scheduled repayments are reported in the maturity category in which the payment is due. Determinations of maturities are based upon contract terms. In accordance with regulatory reporting standards, variable rate loans that have reached a floor are reported as fixed-rate loans. BB&T’s credit policy typically does not permit automatic renewal of loans. At the scheduled maturity date (including balloon payment date), the customer generally must request a new loan to replace the matured loan and execute either a new note or note modification with rate, terms and conditions negotiated at that time.

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

Reserve Policy and Methodology

The allowance for loan and lease losses consists of (1) a component for individual loan impairment and (2) components of collective loan impairment, including a component that is unallocated. BB&T maintains specific reserves for individually impaired loans. A loan is impaired when, based on current information and events, it is probable that BB&T will be unable to collect all amounts due (interest as well as principal) according to the contractual terms of the loan agreement. On a quarterly basis, BB&T reviews all commercial lending relationships with outstanding debt of $2 million or more that have been classified as substandard or doubtful. Loans are considered impaired when the borrower does not have the cash flow capacity or willingness to service the debt according to contractual terms, or it does not appear reasonable to assume that the borrower will continue to pay according to the contractual agreement. The amount of impairment is based on the present value of expected cash flows discounted at the loan’s effective interest rate, and/or the value of collateral adjusted for any origination costs and nonrefundable fees that existed at the time of origination.

Reserves established for collective impairment reflect an estimate of losses inherent in the loan and lease portfolios as of the balance sheet reporting date. Embedded loss estimates are based on current migration rates and current risk mix. Embedded loss estimates may be adjusted to reflect current economic conditions and current portfolio trends including credit quality, concentrations, aging of the portfolio, and significant policy and underwriting changes. In the commercial lending portfolio, each loan is assigned a “risk grade” at origination by the account officer and the assigned risk grade is subsequently reviewed and finalized by a credit officer. Further, Credit Risk Review, a department that is independent of the loan administration functions, validates the risk grades of selected relationships through their loan review system. Loans are assigned risk grades based on an assessment of conditions that affect the borrower’s ability to meet contractual obligations under the loan agreement. This process includes reviewing borrowers’ financial information, historical payment experience, credit documentation, public information, and other information specific to each borrower. The established risk management regimen includes a review of all credit relationships with total credit exposure of $1 million or more on an annual basis or at any point management becomes aware of information affecting the borrower’s ability to fulfill their obligations. For small business and commercial clients where total credit exposure is less than $1 million, BB&T has developed an automated loan review system to identify and proactively manage accounts with a higher risk of loss. The “score” produced by this automated system is updated monthly. All of the loan portfolios grouped in the retail lending and specialized lending categories typically employ scoring models to segment credits into groups with homogenous risk characteristics. Scoring models are validated on a periodic basis in order to ensure reliable default rate information. This information is employed to evaluate the levels of risk associated with new production as well as to assess any risk migration in the existing portfolio. For loans acquired in a business combination after December 31, 2008, BB&T has generally aggregated the purchased loans into pools of loans with common risk characteristics. In determining the allowance for loan and lease losses, BB&T performs analysis each period to estimate the expected cash flows for each of the loan pools. To the extent that the expected cash flows of a loan pool have decreased since the acquisition date, BB&T establishes an allowance for loan loss.

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

Table 5

Allocation of Allowance for Loan and Lease Losses by Lines of Business

	December 31,
	2009		2008		2007		2006		2005
	Amount	% Loans in each category (1)	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in millions)
Balances at end of period applicable to:
Commercial loans and leases	$1,574	52.1%	$912	51.9%	$548	49.3%	$475	49.8%	$422	49.2%
Sales finance	77	6.6	55	6.5	58	6.6	58	6.9	65	7.1
Revolving credit	127	2.1	94	1.8	70	1.8	67	1.7	65	1.8
Direct retail	297	15.0	124	15.9	79	17.3	75	18.5	94	19.4
Residential mortgage loans	131	16.2	91	17.6	25	19.2	21	18.8	19	18.8
Specialized lending	264	8.0	238	6.3	171	5.8	139	4.3	110	3.7
Unallocated	130	—	60	—	53	—	53	—	50	—

Total	$2,600	100.0%	$1,574	100.0%	$1,004	100.0%	$888	100.0%	$825	100.0%

(1)	Excludes loans covered by FDIC loss sharing agreements.

Investment Activities

Investment securities represent a significant portion of BB&T’s assets. Branch Bank invests in securities as allowable under bank regulations. These securities include obligations of the U.S. Treasury, U.S. government agencies, U.S. government-sponsored entities, including mortgage-backed securities, bank eligible obligations of any state or political subdivision, privately-issued mortgage-backed securities, structured notes, bank eligible corporate obligations, including corporate debentures, commercial paper, negotiable certificates of deposit, bankers acceptances, mutual funds and limited types of equity securities. Branch Bank also may deal in securities subject to the provisions of the Gramm-Leach-Bliley Act. Scott & Stringfellow, LLC, BB&T’s full-service brokerage and investment banking subsidiary, engages in the underwriting, trading and sales of equity and debt securities subject to the risk management policies of the Corporation.

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

Investment strategies are reviewed by the MRLC based on the interest rate environment, balance sheet mix, actual and anticipated loan demand, funding opportunities and the overall interest rate sensitivity of the Corporation. In general, the investment portfolio is managed in a manner appropriate to the attainment of the following goals: (i) to provide a sufficient margin of liquid assets to meet unanticipated deposit and loan fluctuations and overall funds management objectives; (ii) to provide eligible securities to secure public funds, trust deposits as prescribed by law and other borrowings; and (iii) to earn the maximum return on funds invested that is commensurate with meeting the requirements of (i) and (ii).

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

Deposits

Deposits are attracted principally from clients within BB&T’s branch network through the offering of a broad selection of deposit instruments to individuals and businesses, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market deposit accounts, certificates of deposit and individual retirement accounts. Deposit account terms vary with respect to the minimum balance required, the time period the funds must remain on deposit and service charge schedules. Interest rates paid on specific deposit types are determined based on (i) the interest rates offered by competitors, (ii) the anticipated amount and timing of funding needs, (iii) the availability and cost of alternative sources of funding, and (iv) the anticipated future economic conditions and interest rates. Client deposits are attractive sources of funding because of their stability and relative cost. Deposits are regarded as an important part of the overall client relationship and provide opportunities to cross-sell other BB&T services. In addition, BB&T gathers a portion of its deposit base through wholesale funding products, which include negotiable certificates of deposit and Eurodollar deposits through the use of a Cayman branch facility. At December 31, 2009, these sources of deposits represented approximately 7% of BB&T’s total deposits, compared to 15% at December 31, 2008.

The following table provides information regarding the scheduled maturities of time deposits that are $100,000 and greater at December 31, 2009:

Table 6

Scheduled Maturities of Time Deposits $100,000 and Greater

December 31, 2009

(Dollars in millions)

Maturity Schedule
Three months or less	$4,298
Over three through six months	2,174
Over six through twelve months	5,750
Over twelve months	4,937

Total	$17,159

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

Employees

At December 31, 2009, BB&T had approximately 32,400 full-time equivalent employees compared to approximately 29,600 full-time equivalent employees at December 31, 2008.

Properties

BB&T and its significant subsidiaries occupy headquarter offices that are either owned or operated under long-term leases. BB&T also owns free-standing operations centers, with its primary operations and information technology center located in Wilson, North Carolina. BB&T also owns or leases significant office space used as the Corporation’s headquarters in Winston-Salem, North Carolina. At December 31, 2009, Branch Bank operated 1,857 branch offices in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Tennessee, Kentucky, Alabama, Florida, Texas, Nevada, Indiana and Washington, D.C. BB&T exited its offices in Nevada in January 2010. BB&T also operates numerous insurance agencies and other businesses that occupy facilities. Office locations are either owned or leased. Management believes that the premises occupied by BB&T and its subsidiaries are well-located and suitably equipped to serve as financial services facilities. See Note 6 “Premises and Equipment” in the “Notes to Consolidated Financial Statements” in this report for additional disclosures related to BB&T’s properties and other fixed assets.

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

Executive Officers of BB&T

The following table lists the members of BB&T’s executive management team:

Executive Officer	Recent Work Experience	Years of Service	Age

Kelly S. King Chairman and Chief Executive Officer	Chairman since January 2010. Chief Executive Officer since January 2009. Chief Operating Officer between June 2004 and December 2008.	38	61

Christopher L. Henson Chief Operating Officer	Chief Operating Officer since January 2009. Chief Financial Officer between July 2005 and December 2008.	25	48

Daryl N. Bible Senior Executive Vice President and Chief Financial Officer	Chief Financial Officer since January 2009. Assistant Chief Financial Officer between January 2008 and December 2008. Employed by U.S Bancorp for 24 years, serving as Treasurer for the final 10 years.	2	48

Ricky K. Brown Senior Executive Vice President and Banking Network Manager	Banking Network Manager since July 2004.	33	54

Barbara F. Duck Senior Executive Vice President and Enterprise Risk Manager	Enterprise Risk Manager since July 2009. Electronic Delivery Channels Manager between July 2006 and June 2009. Risk Manager between June 2004 and June 2006.	22	43

Donna C. Goodrich Senior Executive Vice President and Deposit Services Manager	Deposit Services Manager since April 2004.	24	47

Robert E. Greene Senior Executive Vice President and Administrative Group Manager	Administrative Group Manager since August 2001. Risk Management Group Manager between July 2006 and June 2009.	37	59

Clarke R. Starnes III Senior Executive Vice President and Chief Risk Officer	Chief Risk Officer since July 2009. Chief Credit Officer between September 2008 and June 2009. Specialized Lending Manager between January 2000 and August 2008.	28	50

Steven B. Wiggs Senior Executive Vice President and Chief Marketing Officer and Lending Group Manager	Chief Marketing Officer since February 2005. Lending Group Manager since July 2009.	31	52

C. Leon Wilson III Senior Executive Vice President and Operations Division Manager	Operations Division Manager since July 1988.	33	54

Equity Compensation Plan Information

The following table provides information concerning securities to be issued upon the exercise of outstanding equity-based awards, the weighted average price of such awards and the securities remaining available for future issuance as of December 31, 2009.

Plan Category	(a)(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b)(1) Weighted-average exercise price of outstanding options, warrants and rights	(c)(1)(2) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))
Equity compensation plans approved by security holders	53,249,422	$28.20	27,664,449
Equity compensation plans not approved by security holders	—	—	—

Total	53,249,422	$28.20	27,664,449

(1)	The table above does not include 147,830 options outstanding at December 31, 2009, at a weighted-average exercise price of $27.76, which are administered under First Virginia option plans that were assumed by BB&T in its acquisition by merger of First Virginia. No future options will be issued under the First Virginia plans.
(2)	All awards remaining available for future issuance will be issued under the terms of the BB&T Corporation 2004 Stock Incentive Plan, as amended by the Corporation’s shareholders at the 2009 Annual Meeting of Shareholders.

PERFORMANCE GRAPH

Set forth below is a graph comparing the total returns (assuming reinvestment of dividends) of BB&T Common Stock, the S&P 500 Index, and an Industry Peer Group Index. The graph assumes $100 invested on December 31, 2004 in BB&T Common Stock and in each of the indices. In 2009, the financial holding companies in the Industry Peer Group Index (the “Peer Group”) were Capital One Financial Corporation, Comerica Incorporated, Fifth-Third Bancorp, Huntington Bancshares, Incorporated, KeyCorp, M&T Bank Corporation, Marshall & Ilsley Corporation, PNC Financial Services Group, Inc., Regions Financial Corporation, SunTrust Banks, Inc., U.S. Bancorp and Zions Bancorporation. The Peer Group consists of bank holding companies with assets between approximately $51 billion and $281 billion.

*	$ 100 invested on 12/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	Cumulative Total Return
	12/04	12/05	12/06	12/07	12/08	12/09
BB&T CORPORATION	$100.00	$103.40	$112.63	$82.07	$78.53	$77.03
S&P 500	100.00	104.91	121.48	128.15	80.88	102.29
BB&T’s PEER GROUP	100.00	99.60	114.78	86.72	55.15	52.35

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

Acquisitions

BB&T complies with numerous laws related to its acquisition activity. Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank holding company or bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve Board. Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Furthermore, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, subject to any state requirement that the target bank shall have been in existence and operating for a minimum period of time, not to exceed five years; and subject to certain deposit market-share limitations. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law. These regulatory considerations are applicable to privately negotiated acquisition transactions.

In August 2009, Branch Bank acquired certain assets of Colonial, including a substantial majority of its loan portfolio, and assumed certain liabilities of Colonial from the FDIC, as receiver of Colonial. In connection with such FDIC-assisted transactions, acquirers will generally enter into purchase and assumption, loss-sharing and other agreements which may contain additional regulatory covenants or limitations. BB&T presently intends to explore other assisted acquisitions in the future.

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

The ratios of Tier 1 capital and total capital to risk-weighted assets, and Tier 1 capital to adjusted average assets of BB&T, Branch Bank and BB&T FSB as of December 31, 2009, are shown in the following table.

Table 7

Capital Adequacy Ratios of BB&T Corporation and Banks

December 31, 2009

	Regulatory Minimums	Regulatory Minimums to be Well- Capitalized	BB&T	Branch Bank	BB&T FSB
Risk-based capital ratios:
Tier 1 capital	4.0%	6.0%	11.5%	12.1%	14.2%
Total risk-based capital	8.0	10.0	15.8	14.6	15.5
Tier 1 leverage ratio	3.0	5.0	8.5	8.9	13.6

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

Deposit Insurance Assessments

The deposits of the Banks are insured by the DIF of the FDIC up to the limits set forth under applicable law and are subject to the deposit insurance premium assessments of the DIF. The FDIC imposes a risk-based deposit premium assessment system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. On November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years’ worth of premiums to replenish the depleted insurance fund. The FDIC has published guidelines under the Reform Act on the adjustment of assessment rates for certain institutions. Under the current system, premiums are assessed quarterly. In addition, insured deposits have been required to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation (“FICO”) to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) comprehensively revised the laws affecting corporate governance, accounting obligations and corporate reporting for companies, such as BB&T, with equity or debt securities registered under the Securities Exchange Act of 1934, as amended. In particular, the Sarbanes-Oxley Act established: (1) new requirements for audit committees, including independence, expertise, and responsibilities; (2) new certification responsibilities for the Chief Executive Officer and the Chief Financial Officer with respect to the Company’s financial statements; (3) new standards for auditors and regulation of audits; (4) increased disclosure and reporting obligations for reporting companies and their directors and executive officers; and (5) new and increased civil and criminal penalties for violation of the federal securities laws.

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

Corporate Governance

Information with respect to BB&T’s Board of Directors, Executive Officers and corporate governance policies and principles is presented on BB&T’s web site, www.BBT.com, and includes:

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

BB&T intends to disclose any substantive amendments or waivers to the Codes of Ethics for Directors or Senior Financial Officers on BB&T’s web site at www.BBT.com/Investor.

NYSE Certification

The annual certification of BB&T’s Chief Executive Officer required to be furnished to the NYSE pursuant to Section 303A.12(a) of the NYSE Listed Company Manual was previously filed with the NYSE on May 19, 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis of the consolidated financial condition and consolidated results of operations of BB&T Corporation and its subsidiaries for each of the three years in the period ended December 31, 2009, and related financial information, are presented in conjunction with the consolidated financial statements and related notes to assist in the evaluation of BB&T’s 2009 performance.

Reclassifications

In certain circumstances, reclassifications have been made to prior period information to conform to the 2009 presentation. Such reclassifications had no effect on previously reported shareholders’ equity or net income.

Mergers and Acquisitions Completed During 2009

On August 14, 2009, BB&T acquired certain assets and assumed all of the deposits and certain other liabilities of Colonial, headquartered in Montgomery, Ala., from the FDIC. Colonial operated 357 banking offices in Alabama, Florida, Georgia, Texas and Nevada with approximately $19 billion in deposits at the date of acquisition. In addition to the acquisition noted above, BB&T acquired one insurance agency and three nonbank financial services companies during 2009. All of the nonbank acquisitions during 2009 were immaterial in relation to the consolidated results of BB&T. See Note 2 “Business Combinations” in the “Notes to Consolidated Financial Statements” for further information regarding mergers and acquisitions.

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

Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments

It is the policy of BB&T to maintain an allowance for loan and lease losses and a reserve for unfunded lending commitments that represent management’s best estimate of probable credit losses that are inherent in the portfolio at the balance sheet date. Estimates for loan and lease losses are determined by analyzing historical loan and lease losses, historical loan and lease migration to charge-off experience, current trends in delinquencies and charge-offs, expected cash flows on purchased loans, current assessment of problem loan and lease administration, the results of regulatory examinations, and changes in the size, composition and risk assessment of the loan and lease portfolio. Also included in management’s estimates for loan and lease losses are considerations with respect to the impact of current economic events, the outcomes of which are uncertain. These events may include, but are not limited to, fluctuations in overall interest rates, political conditions, legislation that may directly or indirectly affect the banking industry and economic conditions affecting specific geographical areas and industries in which BB&T conducts business. The methodology used to determine an estimate for the reserve for unfunded lending commitments is inherently similar to the methodology used in calculating the allowance for loans and leases adjusted for factors specific to binding commitments, including the probability of funding and exposure at the time of funding. A detailed discussion of the methodology used in determining the allowance for loan and lease losses and the reserve for unfunded lending commitments is included in the “Overview and Description of Business—Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments.”

Fair Value of Financial Instruments

A significant portion of BB&T’s assets and certain liabilities are financial instruments carried at fair value. This includes securities available for sale, trading securities, derivatives, certain loans held for sale, residential mortgage servicing rights, certain short-term borrowings and venture capital investments. At December 31, 2009, the percentage of total assets and total liabilities measured at fair value was 23.6% and less than 1%, respectively. The vast majority of assets and liabilities carried at fair value are based on either quoted market prices or market prices for similar instruments. At December 31, 2009, 5.4% of assets measured at fair value were based on significant unobservable inputs. This is approximately 1% of BB&T’s total assets. See Note 18 “Fair Value Disclosures” in the “Notes to Consolidated Financial Statements” herein for additional disclosures regarding the fair value of financial instruments.

Securities

The fair values for available-for-sale and trading securities are generally based upon quoted market prices or observable market prices for similar instruments. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment. As of December 31, 2009, BB&T had approximately $1.0 billion of available-for-sale and trading securities, which is less than 1% of total assets, valued using unobservable inputs. This total includes $668 million of non-agency mortgage backed securities that are covered by a loss sharing agreement with the FDIC and $219 million of auction-rate securities. BB&T conducts periodic reviews to identify and evaluate each available-for-sale security that has an unrealized loss for other-than-temporary impairment. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. The primary factors BB&T considers in determining whether an impairment is other-than-temporary are the financial condition and near–term prospects of the issuer, including any specific events which may influence the operations of the issuer and BB&T’s intent to sell and whether it is more likely than not that the Company will be required to sell these debt securities before the anticipated recovery of the amortized cost basis.

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

Venture Capital Investments

BB&T has venture capital investments that are carried at fair value. Changes in the fair value of these investments are recorded in other noninterest income each period. In many cases there are no observable market values for these investments and therefore management must estimate the fair value based on a comparison of the operating performance of the company to multiples in the marketplace for similar entities. This analysis requires significant judgment and actual values in a sale could differ materially from those estimated. As of December 31, 2009, BB&T had $281 million of venture capital investments, which is less than 1% of total assets.

Intangible Assets

BB&T’s mergers and acquisitions are accounted for using the acquisition method of accounting. Under the acquisition method, BB&T is required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which often involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques, all of which are inherently subjective. The amortization of identified intangible assets is based upon the estimated economic benefits to be received, which is also subjective. Acquisitions typically result in goodwill, which is subject to ongoing periodic impairment tests based on the fair value of net assets acquired compared to their carrying value. Please refer to Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” for a description of BB&T’s impairment testing process. The major assumptions used in the impairment testing process include the estimated future cash flows of each business unit and discount rates. Discount rates are unique to each business unit and are based upon the cost of capital specific to the industry in which the business unit operates. Management evaluated the sensitivity of the significant assumptions in its impairment analysis including consideration of a 10% change in estimated future cash flows or the discount rate for each reporting unit. After giving appropriate consideration to all available information, management determined that no impairment of goodwill would have been incurred. However, as a result of the challenging economic environment, the excess of the fair value over the carrying value of several reporting units has narrowed. A continuing period of depressed market conditions, or further market deterioration, may result in impairment of goodwill in the future.

Pension and Postretirement Benefit Obligations

BB&T offers various pension plans and postretirement benefit plans to employees. The calculation of the obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions. Actuarial assumptions used in the determination of future values of plan assets and liabilities are subject to management judgment and may differ significantly if different assumptions are used. The discount rate assumption used to measure the postretirement benefit obligations is set by reference to published high-quality bond indices, as well as certain hypothetical spot-rate yield curves. These yield curves were constructed from the underlying bond price and yield data collected as of the plan’s measurement date and are represented by a series of annualized, individual discount rates with durations ranging from six months to thirty years. Each discount rate in the curve was derived from an equal weighting of the double A or higher bond universe, apportioned into distinct maturity groups. For durations where no bond maturities were available, the discount rates for these maturities were extrapolated based on historical relationships from observable data in similar markets. These indices and hypothetical curves give only an indication of the appropriate discount rate because the cash flows of the bonds comprising the indices and curves do not match the projected benefit payment stream of the plan precisely. For this reason, we also consider the individual characteristics of the plan, such as projected cash flow patterns and payment durations, when setting the discount rate. Management evaluated the sensitivity changes in the expected return on plan assets and the discount rate would have on pension expense for 2010. A decrease of 25 basis points in the discount rate would result in an additional pension expense of approximately $9 million for 2010. Based on the balance of plan assets on December 31, 2009, a decrease of one percent in the expected return on plan assets would result in an increase of approximately $22 million in pension expense for 2010. Please refer to Note 14 “Benefit Plans” in the “Notes to Consolidated Financial Statements” for disclosures related to BB&T’s benefit plans.

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

For the year ended December 31, 2009, BB&T’s average assets totaled $155.2 billion, an increase of $18.3 billion, or 13.4%, compared to the 2008 average of $136.9 billion, primarily reflecting growth in average loans and leases and investment securities. Average loans and leases for 2009 were up $7.0 billion, or 7.3%, from 2008 and average investment securities increased $7.8 billion, or 31.8%, compared to 2008. The growth in average loans and leases was led by growth in average commercial loans and leases, which increased $2.5 billion, or 5.3%, and growth in average loans originated by BB&T’s specialized lending subsidiaries, which increased $1.6 billion, or 29.6%. BB&T also added $3.1 billion in average covered loans in the Colonial acquisition. Total earning assets averaged $135.7 billion in 2009, an increase of $14.8 billion, or 12.3%, compared to 2008. These averages and growth rates include the effects of acquisitions.

BB&T’s average deposits totaled $102.4 billion, reflecting growth of $13.6 billion, or 15.3%, compared to 2008. The growth in average deposits includes growth of 17.7% from client sources and a decline of 4.6% in wholesale deposit products. The favorable change was due to the additional deposits assumed in the Colonial acquisition, which contributed approximately $6.5 billion of the growth in average client deposits, as well as strong internal growth.

Short-term borrowings include Federal funds purchased, securities sold under repurchase agreements, master notes, short-term bank notes, treasury tax and loan deposit notes payable and other short-term borrowings. Average short-term borrowings totaled $12.5 billion for the year ended December 31, 2009, an increase of $1.9 billion, or 18.1%, from 2008. BB&T also has used long-term debt for a significant portion of its funding needs. Long-term debt includes Federal Home Loan Bank (“FHLB”) advances, other secured borrowings by Branch Bank, capital securities issued by unconsolidated trusts and senior and subordinated debt issued by the Corporation and Branch Bank. Average long-term debt totaled $19.1 billion for the year ended December 31, 2009, a decrease of $754 million, or 3.8%, compared to 2008.

The compound annual rate of growth in average total assets for the five-year period ended December 31, 2009, was 10.0%. Over the same five-year period, average loans and leases increased at a compound annual rate of 9.1%, average securities increased at a compound annual rate of 12.1%, and average deposits grew at a compound annual rate of 9.6%. These balance sheet growth rates include the effect of acquisitions, as well as internal growth.

For more detailed discussions concerning the causes of these fluctuations, please refer to the sections that follow.

Securities

The securities portfolio provides earnings and liquidity, and is managed as part of the overall asset and liability management process to optimize net interest income and reduce exposure to interest rate risk. Management has historically emphasized investments with duration of five years or less to provide flexibility in managing the balance sheet in changing interest rate environments. Total securities increased 4.0% from year-end 2008 to year-end 2009, to a total of $34.5 billion at December 31, 2009.

As of December 31, 2009, the total securities portfolio included $636 million in trading securities and $33.9 billion of available-for-sale securities. The available-for-sale portfolio comprised 98.2% of total securities at December 31, 2009. Management believes that the high concentration of securities in the available-for-sale portfolio allows flexibility in the management of the overall investment portfolio, consistent with the objectives of optimizing profitability, mitigating interest rate risk, supporting capital and providing liquidity.

The following table provides information regarding the composition of BB&T’s securities portfolio for the years presented:

Table 8

Composition of Securities Portfolio

	December 31,
	2009	2008	2007
	(Dollars in millions)
Trading securities:	$636	$376	$1,009

Securities available for sale:
U.S. government-sponsored entities (GSE)	2,035	1,333	9,807
Mortgage-backed securities issued by GSE	26,670	27,430	8,221
States and political subdivisions	2,107	2,077	1,392
Non-agency mortgage-backed securities	1,022	1,098	1,720
Equity and other securities	874	905	1,279
Covered securities	1,201	—	—

Total securities available for sale	33,909	32,843	22,419

Total securities	$34,545	$33,219	$23,428

Total securities available for sale increased $10.4 billion in 2008 compared to 2007, primarily as a result of deploying the additional capital invested by the U.S Treasury in the fourth quarter of 2008 as part of the Capital Purchase Program. While BB&T repaid the capital invested by the U.S. Treasury in the second quarter of 2009, the Company issued other forms of capital and has retained a higher level of securities. Currently, as a result of the low interest-rate environment, management is not reinvesting all cash flows from the securities portfolio and expects the size of the portfolio as a percentage of total assets to decline in the future.

Mortgage-backed securities issued by government-sponsored entities comprised 78.7% of the total available-for-sale securities portfolio at year-end 2009. The duration of the mortgage-backed securities was 3.37 years at December 31, 2009 compared to 1.60 years at December 31, 2008. As of December 31, 2009, the available-for-sale securities portfolio also includes $1.2 billion of securities that were acquired from the FDIC as part of the Colonial transaction. These securities are covered by FDIC loss sharing agreements and include $896 million of non-agency mortgage-backed securities and $305 million of municipal securities. The duration of the entire available-for-sale portfolio at December 31, 2009 was 4.40 years compared to 2.77 years at December 31, 2008. The duration of the securities portfolio excludes equity securities, auction rate securities, and re-remic non-agency mortgage-backed securities that were acquired in the Colonial acquisition.

BB&T sold a total of $17.1 billion in available-for-sale securities during 2009, including $2.4 billion of securities acquired in the Colonial acquisition, which produced net securities gains of $240 million, none of which related to the sales from the Colonial acquisition. In addition, BB&T recognized in net income $41 million in charges for other-than-temporary impairment related to certain debt and equity securities. During the first quarter of 2009, BB&T took advantage of an opportunity to shorten the duration of its securities portfolio and realize gains in certain mortgage-backed securities issued by U.S. government-sponsored entities. While these mortgage-backed securities had higher yields, they had a longer duration and government efforts to drive down mortgage rates increased the risk of early prepayment. The majority of the proceeds from these sales were reinvested in similar securities with shorter durations early in the second quarter of 2009. During 2008, BB&T sold approximately $21.0 billion of available-for-sale securities and realized net gains totaling $211 million. In addition, BB&T recorded $104 million of other-than-temporary impairments related to certain debt and equity securities. No other-than-temporary impairments were recorded during 2007.

The fair value of the available-for-sale portfolio at year-end 2009 was $363 million lower than the amortized cost of these securities. At December 31, 2009, BB&T’s available-for-sale portfolio had net unrealized losses, net of deferred income taxes, of $225 million, which are reported as a component of shareholders’ equity. At December 31, 2008, the available-for-sale portfolio had net unrealized losses of $517 million, or $324 million, net of deferred income taxes. The increase in the fair value of the securities available-for-sale portfolio during 2009 was largely a result of recoveries in the value of non-agency mortgage-backed securities and municipal securities, as investor concerns about real estate related assets and the overall state of the economy abated to some degree. Increases in the values of these portfolios were partially offset by declines in the value of government-sponsored entity securities and mortgage-backed securities issued by government-sponsored entities due to movements in interest rates and the realization of $240 million of net gains on sales of securities.

On December 31, 2009, BB&T held certain investment securities having continuous unrealized losses for more than 12 months. As of December 31, 2009, the unrealized losses on these securities totaled $311 million. All of these losses were in non-agency mortgage-backed and municipal securities. At December 31, 2009, all of the available-for-sale debt securities in an unrealized loss position, excluding those covered by FDIC loss sharing agreements, were investment grade with the exception of (a) one auction rate security with a book value of $2 million; (b) two municipal bonds with a book value of $8 million; (c) eleven non-agency mortgage-backed securities with a book value of $859 million and (d) one non-agency commercial mortgage-backed security with a book value of $25 million. All of the non-investment grade securities referenced above were initially investment grade and have been downgraded since purchase. BB&T evaluated all of its debt securities for credit impairment. Based on its evaluation at December 31, 2009, BB&T determined that certain of the non-investment grade non-agency mortgage-backed securities had credit losses evident and recognized other-than-temporary impairments related to these securities. Approximately $1 million of the decline in fair value related to credit losses and was recognized in net income. BB&T’s evaluation of the other debt securities with continuous unrealized losses indicated that there were no credit losses evident. Furthermore, BB&T does not intend to sell and determined that it is more likely than not that the Company will not be required to sell these debt securities before the anticipated recovery of the amortized cost basis. See the “Summary Analysis Supporting Conclusions” section included in Note 3 “Securities” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to BB&T’s evaluation of securities for other-than-temporary impairment.

The following table presents BB&T’s securities portfolio at December 31, 2009, segregated by major category with ranges of maturities and average yields disclosed.

Table 9

Securities

	December 31, 2009
	Fair Value	Weighted Average Yield (1)
	(Dollars in millions)
U.S. government-sponsored entities (GSE):
Within one year	$51	3.38%
One to five years	138	3.74
Five to ten years	1,844	3.43
After ten years	2	4.02

Total	2,035	3.45

Mortgage-backed securities issued by GSE (2):
Within one year	72	3.51
One to five years	6	5.53
Five to ten years	1,614	4.28
After ten years	24,978	3.83

Total	26,670	3.85

Obligations of states and political subdivisions (3):
Within one year	33	6.94
One to five years	22	7.15
Five to ten years	60	7.04
After ten years	1,976	6.29

Total	2,091	6.33

Non-agency mortgage-backed securities (2):
Five to ten years	34	4.80
After ten years	988	5.77

Total	1,022	5.75

Other securities:
Within one year	1	3.13
One to five years	2	5.22
After ten years	7	2.55

Total	10	3.12

Covered securities (2):
Five to ten years	109	5.32
After ten years	1,092	12.90

Total	1,201	12.19

Trading securities and securities with no stated maturity (4)	1,516	1.02

Total securities (5)	$34,545	4.21

(1)	Yields on tax-exempt securities are calculated on a taxable-equivalent basis using the statutory federal income tax rate of 35%. Yields for available-for-sale securities are calculated based on the amortized cost of the securities.
(2)	For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity. The expected life of mortgage- backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties.

(3)	Excludes the effect of pay-fixed swaps hedging municipal securities.
(4)	Trading securities and securities with no stated maturity include equity investments that totaled $864 million, certain municipal investments that totaled $16 million and trading securities that totaled $636 million.
(5)	Includes securities available-for-sale and trading securities of $33.9 billion and $636 million, respectively.

The fully taxable equivalent (“FTE”) yield on the total securities portfolio was 4.30% for the year ended December 31, 2009 compared to 5.05% for the prior year. The yield on mortgage-backed securities issued by government-sponsored entities decreased from 4.94% to 4.14%, the FTE yield on state and municipal securities decreased from 6.33% last year to 5.67% in the current year and the yield on U.S. government-sponsored entity securities decreased from 4.86% in 2008 to 3.86% in 2009. The decrease in the annualized FTE yield on the average securities portfolio was primarily the result of reinvesting the sales from the first quarter of 2009 into shorter duration securities. Partially offsetting these declines, the FTE yield benefited from the addition of the securities acquired in the Colonial transaction.

Loans and Leases

BB&T emphasizes commercial lending to small and medium-sized businesses, consumer lending, mortgage lending and specialized lending with an overall goal of maximizing the profitability of the loan portfolio while maintaining strong asset quality. The various categories of loan products offered by BB&T are discussed under “Lending Activities” in the “Overview and Description of Business” section herein. BB&T is a full-service lender with approximately one-half of its loan portfolio to businesses and one-half to individual consumers. BB&T’s loan portfolio, excluding loans held for sale, increased $6.4 billion, or 6.6%, compared to year-end 2008. This increase includes $8.0 billion in covered loans acquired as part of the Colonial transaction. All covered loans are covered by one of the FDIC loss share agreements as further discussed in Note 2 to the consolidated financial statements. Average total loans and leases for 2009 increased $7.0 billion, or 7.3%, compared to 2008. The growth in the average loan portfolio included $3.2 billion of average loans as a result of the Colonial acquisition during 2009.

The following table presents BB&T’s average loans for the years ended December 31, 2009 and 2008, segregated by major category:

Table 10

Composition of Average Loans and Leases

	For The Year Ended December 31,
	2009		2008
	Balance	% of total	Balance	% of total
	(Dollars in millions)
Commercial loans and leases	$50,074	48.9%	$47,557	50.0%
Direct retail loans	14,730	14.4	15,580	16.4
Sales finance loans	6,392	6.3	6,216	6.5
Revolving credit loans	1,855	1.8	1,664	1.7
Mortgage loans	15,927	15.6	17,327	18.2
Specialized lending loans	7,141	7.0	5,509	5.8
Other acquired loans	52	0.1	—	—

Total average loans and leases held for investment (excluding covered loans)	96,171	94.1	93,853	98.6
Covered loans	3,144	3.1	—	—

Total average loans and leases held for investment	99,315	97.2	93,853	98.6
Loans held for sale	2,831	2.8	1,342	1.4

Total average loans and leases	$102,146	100.0%	$95,195	100.0%

Average commercial loans and leases increased $2.5 billion, or 5.3%, in 2009 as compared to 2008. Overall, the commercial loan and lease portfolio showed moderate growth during 2009. The mix of the commercial loan portfolio has shifted somewhat, as commercial real estate lending has slowed due to a slower real estate market.

In addition, management has intentionally lowered its exposure to real estate lending over the past several years, which has resulted in lower balances of commercial real estate loans. This has been offset by an increased focus on commercial and industrial loans. BB&T experienced stronger trends in commercial and industrial lending in 2009 primarily in lending relationships with healthcare and governmental entities, due to BB&T’s strong capital position, credit ratings and willingness to extend credit.

Average direct retail loans declined 5.5% in 2009 due to continuing difficulties in the residential real estate market, which decreased demand for home equity loan products. Average sales finance loans and average revolving credit reflected growth rates of 2.8% and 11.5% during 2009, respectively. BB&T concentrates its efforts on the highest quality borrowers in both of these product markets.

Average mortgage loans held for investment decreased $1.4 billion, or 8.1%, compared to 2008. Management views mortgage loans as an integral part of BB&T’s relationship-based credit culture. BB&T is a large originator of residential mortgage loans, with 2009 originations of $28.2 billion. The vast majority of mortgage loans originated during 2009 were conforming mortgage loans that were either sold in the secondary market or held in the loans held for sale portfolio at year-end, which is the primary reason for the decline in mortgage loans held for investment. Average loans held for sale, which primarily consists of government-conforming mortgage loans, increased $1.5 billion, or 111.0% compared to 2008 as refinance activity significantly increased due to the historically low loan rates for mortgages.

Average loans held by BB&T’s specialized lending subsidiaries increased $1.6 billion, or 29.6%, compared to 2008. The growth in the specialized lending portfolio was primarily in insurance premium finance lending, equipment finance leases and automobile loans. This increase includes the acquisition of assets of an insurance premium finance business on February 2, 2009, which added approximately $715 million in loans.

The average annualized FTE yield for 2009 for the total loan portfolio was 5.49% compared to 6.35% for the prior year. The 86 basis point decline in the FTE yield on the loan portfolio was primarily the result of the repricing of loans in response to the decreases in the prime lending rate and other indices, as well as a higher level of nonperforming loans in 2009 as compared to 2008. These declines were partially offset by wider loan spreads on new originations and the Colonial acquisition. The average prime rate in effect during 2009 and 2008 was 3.25% and 5.09%, respectively.

Asset Quality and Credit Risk Management

BB&T has established the following general practices to manage credit risk:

•	limiting the amount of credit that individual lenders may extend to a borrower;

•	establishing a process for credit approval accountability;

•	careful initial underwriting and analysis of borrower, transaction, market and collateral risks;

•	ongoing servicing of individual loans and lending relationships;

•	continuous monitoring of the portfolio, market dynamics and the economy; and

•	periodically reevaluating the bank’s strategy and overall exposure as economic, market and other relevant conditions change.

BB&T’s lending strategy, which focuses on relationship-based lending within our markets and smaller individual loan balances, continues to produce credit quality that is better than its peer group of financial institutions. As measured by relative levels of nonperforming assets and net charge-offs, BB&T’s asset quality has remained significantly better than published industry averages.

BB&T’s asset quality continued to deteriorate in 2009 as a result of challenges in the residential real estate markets and the economic recession. The largest concentration of credit issues continues to be in Georgia, Florida and metro Washington, D.C., which includes the surrounding suburbs. In addition, BB&T has experienced some deterioration in the coastal areas of the Carolinas.

The following table summarizes asset quality information for the past five years.

Table 11

Asset Quality

	December 31,
	2009		2008		2007		2006		2005
	(Dollars in millions)
Nonaccrual loans and leases	$2,718		$1,413		$502		$260		$229
Foreclosed property	1,509		617		194		89		71

Nonperforming assets (excluding covered assets) (1)(2)	$4,227		$2,030		$696		$349		$300

Loans 90 days or more past due and still accruing (excluding covered loans) (3)(4)	$319		$431		$223		$102		$103

Loans 30-89 days past due (excluding covered loans) (3)(5)	$1,686		$2,047		$1,354		$952		$695

Asset Quality Ratios (including covered loans and foreclosed property)
Loans 30-89 days past due and still accruing as a percentage of total loans and leases (3)	1.96%		2.07%		1.48%		1.14%		.93%
Loans 90 days or more past due and still accruing as a percentage of total loans and leases (3)	1.61		.44		.24		.12		.14
Nonperforming loans and leases as a percentage of total loans and leases	2.56		1.43		.55		.31		.31
Total nonperforming assets as a percentage of:
Total assets	2.65		1.34		.52		.29		.27
Loans and leases plus foreclosed property	4.07		2.04		.76		.42		.40
Net charge-offs as a percentage of average loans and leases	1.74		.89		.38		.27		.30
Allowance for loan and lease losses as a percentage of loans and leases held for investment	2.51		1.62		1.10		1.07		1.11
Ratio of allowance for loan and lease losses to:
Net charge-offs	1.47	x	1.85	x	2.97	x	4.12	x	3.84	x
Nonperforming loans and leases	.96		1.11		2.00		3.41		3.60
Asset Quality Ratios (excluding covered loans and foreclosed property)
Loans 30-89 days past due and still accruing as a percentage of total loans and leases (3)	1.72%		2.07%		1.48%		1.14%		.93%
Loans 90 days or more past due and still accruing as a percentage of total loans and leases (3)	.32		.44		.24		.12		.14
Nonperforming loans and leases as a percentage of total loans and leases	2.77		1.43		.55		.31		.31
Total nonperforming assets as a percentage of:
Total assets	2.68		1.34		.52		.29		.27
Loans and leases plus foreclosed property	4.24		2.04		.76		.42		.40
Net charge-offs as a percentage of average loans and leases	1.79		.89		.38		.27		.30
Allowance for loan and lease losses as a percentage of loans and leases held for investment	2.72		1.62		1.10		1.07		1.11

(1)	Covered and other acquired loans are considered to be performing due to the application of the accretion method. Covered loans that are contractually past due are noted in the footnotes below.
(2)	Excludes foreclosed real estate totaling $160 million as of December 31, 2009 that is covered by FDIC loss sharing agreements.
(3)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase.
(4)	Excludes loans totaling $1.4 billion past due 90 days or more at December 31, 2009 that are covered by FDIC loss sharing agreements.
(5)	Excludes loans totaling $391 million past due 30-89 days at December 31, 2009 that are covered by FDIC loss sharing agreements.

Substantially all of the loans acquired in the Colonial acquisition are covered by loss sharing agreements with the FDIC, whereby the FDIC reimburses BB&T for the majority of the losses incurred. In addition, all of the loans acquired were recorded at fair value as of the acquisition date without regard to the loss sharing agreements. Loans were evaluated and assigned to loan pools based on common risk characteristics. The determination of the fair value of the loans resulted in a significant write-down in the carrying amount of the loans, which was assigned to an accretable or nonaccretable balance, with the accretable balance being recognized as interest income over the remaining term of the loan. In accordance with the acquisition method of accounting, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date and are represented by the nonaccretable balance. The majority of the nonaccretable balance is expected to be received from the FDIC in connection with the loss share agreements and is recorded as a separate asset from the covered loans and reflected on the Consolidated Balance Sheets. As a result, all of the loans acquired in the Colonial acquisition were considered to be accruing loans as of the acquisition date. In accordance with regulatory reporting standards, covered loans that are contractually past due will continue to be reported as past due and still accruing based on the number of days past due. Because of the significant difference in the accounting for the covered loans and the loss share agreements with the FDIC, management believes that asset quality measures excluding the covered loans are generally more meaningful. Therefore, management has presented asset quality measures in Table 11 that both include and exclude the covered loans and foreclosed property.

Nonperforming assets consist of foreclosed real estate, repossessions, nonaccrual loans and certain restructured loans, which totaled $4.4 billion at December 31, 2009 (or $4.2 billion excluding covered foreclosed property), compared to $2.0 billion at December 31, 2008. The increase in nonperforming assets included an increase of $1.3 billion in nonperforming loans and $1.1 billion in foreclosed assets, including $160 million in foreclosed property from the Colonial acquisition that is covered by the FDIC loss share agreements. Housing related projects accounted for 84% (52% for land/lots and 32% for 1-4 family homes) of total foreclosed property at December 31, 2009. The increase in foreclosed properties was dispersed throughout BB&T’s markets, with the largest increases occurring in Georgia, North Carolina, and Florida. As a percentage of loans and leases plus foreclosed property, nonperforming assets were 4.07% at December 31, 2009 (or 4.24% excluding covered loans and foreclosed property) compared with 2.04% at December 31, 2008.

Troubled debt restructurings generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term. As a result, BB&T will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. To facilitate this process, a concessionary modification that would not otherwise be considered may be granted resulting in classification as a troubled debt restructuring. Troubled debt restructurings can involve loans remaining on non-accrual, moving to non-accrual, or continuing on accruing status, depending on the individual facts and circumstances of the borrower. Generally, a nonaccrual loan that is restructured remains on nonaccrual for a period of six months to demonstrate the borrower can meet the restructured terms. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains classified as a nonaccrual loan.

The majority of BB&T’s loan modifications relate to commercial lending and involve extending the term of the loan. In these cases, BB&T does not typically lower the interest rate or forgive principal or interest as part of the loan modification. In addition, it is common for BB&T to obtain additional collateral or guarantor support when modifying a loan. At December 31, 2009, BB&T had $471 million in loans that were accruing interest under the terms of troubled debt restructurings. This amount consists of $308 million in commercial loans, $103 million in residential mortgage loans, $54 million in revolving credit loans and $6 million in direct retail loans. Nonaccrual restructured loans and leases are included in nonaccrual loans and leases in the accompanying tables. The amount of loan restructurings has increased during 2009, as BB&T continues to work with borrowers who are experiencing financial difficulties. As a result of continued economic stress, BB&T anticipates that it will have further increases in loan restructurings during 2010.

Early indicators of problem loans were relatively stable over the last several quarters of 2009 and have decreased significantly compared to the level at year-end 2008. Loans 90 days or more past due and still accruing interest, excluding Colonial loans covered by FDIC loss share agreements, totaled $319 million at December 31, 2009, compared with $431 million at year-end 2008. Loans 30-89 days past due, excluding Colonial loans covered by FDIC loss share agreements totaled $1.7 billion at December 31, 2009, which was also a decline compared with $2.0 billion at year-end 2008.

The following table summarizes nonperforming assets and past due loans by loan type for the past three years.

Table 12

Summary of Nonperforming Assets and Past Due Loans

	December 31,
	2009	2008	2007
	(Dollars in millions)
Nonaccrual loans and leases (1)
Commercial loans and leases	$1,651	$845	$273
Direct retail	197	89	43
Sales finance	7	7	5
Mortgage	767	375	119
Specialized lending	96	97	62

Total nonaccrual loans and leases	2,718	1,413	502

Foreclosed real estate	1,451	538	143
Other foreclosed property	58	79	51

Total nonperforming assets (excluding covered assets) (2)	$4,227	$2,030	$696

Nonaccrual loans and leases as a percentage of total loans and leases
Commercial loans and leases	1.68%	.85%	.30%
Direct retail	.20	.09	.05
Sales finance	.01	.01	—
Mortgage	.78	.38	.13
Specialized lending	.10	.10	.07

Total nonaccrual loans and leases as a percentage of loans and leases (excluding covered loans) (3)	2.77%	1.43%	.55%

Loans 90 days or more past due and still accruing interest (4)
Commercial loans and leases	$7	$86	$40
Direct retail	82	117	58
Sales finance	30	26	17
Revolving credit	25	23	15
Mortgage	158	165	85
Specialized lending	12	14	8
Other acquired loans	5	—	—

Total loans 90 days or more past due and still accruing interest (excluding covered loans) (5)	$319	$431	$223

Total loans 90 days or more past due and still accruing interest as a percentage of total loans and leases
Commercial loans and leases	.01%	.09%	.04%
Direct retail	.08	.12	.06
Sales finance	.03	.03	.02
Revolving credit	.03	.02	.02
Mortgage	.16	.17	.09
Specialized lending	.01	.01	.01
Other acquired loans	—	—	—

Total loans 90 days or more past due and still accruing interest as a percentage of total loans and leases (excluding covered loans) (6)	.32%	.44%	.24%

Loans 30-89 days past due (4)
Commercial loans and leases	$377	$594	$284
Direct retail	216	270	192
Sales finance	126	146	105
Revolving credit	32	34	24
Mortgage	623	690	506
Specialized lending	306	313	243
Other acquired loans	6	—	—

Total loans 30-89 days past due (excluding covered loans) (7)	$1,686	$2,047	$1,354

Total loans 30-89 days past due as a percentage of total loans and leases
Commercial loans and leases	.39%	.60%	.31%
Direct retail	.22	.27	.21
Sales finance	.13	.15	.11
Revolving credit	.03	.03	.03
Mortgage	.63	.70	.55
Specialized lending	.31	.32	.27
Other acquired loans	.01	—	—

Total loans 30-89 days past due as a percentage of total loans and leases (excluding covered loans) (8)	1.72%	2.07%	1.48%

(1)	Covered and other acquired loans are considered to be performing due to the application of the accretion method. Covered loans that are contractually past due are noted in the footnotes below.
(2)	Excludes foreclosed real estate totaling $160 million at December 31, 2009 that is covered by FDIC loss sharing agreements.
(3)	Including loans covered by FDIC loss sharing agreements, nonaccrual loans and leases as a percentage of total loans and leases was 2.56% as of December 31, 2009.
(4)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase.
(5)	Excludes loans totaling $1.4 billion past due 90 days or more at December 31, 2009 that are covered by FDIC loss sharing agreements.
(6)	Including loans covered by FDIC loss sharing agreements, loans past due 90 days or more and still accruing as a percentage of total loans and leases was 1.61% as of December 31, 2009.
(7)	Excludes loans totaling $391 million past due 30-89 days at December 31, 2009 that are covered by FDIC loss sharing agreements.
(8)	Including loans covered by FDIC loss sharing agreements, loans past due 30-89 days as a percentage of total loans and leases was 1.96% as of December 31, 2009.

Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments

The allowance for loan and lease losses and the reserve for unfunded lending commitments compose BB&T’s allowance for credit losses. The allowance for credit losses totaled $2.7 billion at December 31, 2009, an increase of 66.3% compared to $1.6 billion at the end of 2008. The allowance for loan and lease losses, as a percentage of loans and leases held for investment, was 2.51% at December 31, 2009 (or 2.72% excluding covered loans), compared to 1.62% at year-end 2008. The allowance for credit losses increased by $1.1 billion during 2009, primarily as a result of higher loss rates for residential real estate related lending, and their effect on the overall allowance model. The growth of $1.1 billion in the allowance for credit losses reflects migrations of loans to higher risk grades, with the most significant increases occurring in the single family residential, acquisition, development, and construction loan portfolio and the consumer real estate portfolio. Please refer to Note 5 “Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments” in the “Notes to Consolidated Financial Statements” for additional disclosures.

Information relevant to BB&T’s allowance for loan and lease losses for the last five years is presented in the following tables. Table 13-1 is presented using regulatory classifications, which focuses on the underlying loan collateral, and differs from internal classifications presented herein that focus on the lines of business that generate the loans. Table 13-2 is presented based upon the lines of business, as discussed herein.

Table 13-1

Analysis of Allowance for Credit Losses

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in millions)
Balance, beginning of period	$1,607	$1,015	$888	$830	$828

Charge-offs:
Commercial, financial and agricultural	(214)	(94)	(40)	(32)	(52)
Real estate	(1,157)	(427)	(93)	(46)	(45)
Consumer	(477)	(383)	(264)	(194)	(174)
Lease receivables	(14)	(13)	(8)	(5)	(6)

Total charge-offs	(1,862)	(917)	(405)	(277)	(277)

Recoveries:
Commercial, financial and agricultural	16	10	11	12	14
Real estate	24	8	8	7	8
Consumer	48	47	47	41	39
Lease receivables	1	1	1	1	2

Total recoveries	89	66	67	61	63

Net charge-offs	(1,773)	(851)	(338)	(216)	(214)

Provision charged to expense	2,811	1,445	448	240	217

Other changes	27	(2)	17	34	(1)

Balance, end of period	$2,672	$1,607	$1,015	$888	$830

Average loans and leases (1)	$102,146	$95,195	$87,952	$79,313	$71,517

Net charge-offs as a percentage of average loans and leases (1) (2)	1.74%	.89%	.38%	.27%	.30%

(1)	Loans and leases are net of unearned income and include loans held for sale.
(2)	The net charge-off rate for 2009 was 1.79% excluding the effect of average loans covered by the FDIC loss sharing agreements.

Table 13—2

Analysis of Allowance for Credit Losses by Lines of Business

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in millions)
Allowance For Credit Losses
Beginning balance	$1,607	$1,015	$888	$830	$828
Other changes	27	(2)	17	34	(1)
Provision for credit losses	2,811	1,445	448	240	217
Charge-offs
Commercial loans and leases	(720)	(276)	(65)	(37)	(49)
Direct retail loans	(349)	(156)	(72)	(48)	(46)
Sales finance loans	(72)	(59)	(31)	(21)	(27)
Revolving credit loans	(127)	(79)	(47)	(45)	(54)
Mortgage loans	(280)	(96)	(10)	(6)	(6)
Specialized lending	(314)	(251)	(180)	(120)	(95)

Total charge-offs	(1,862)	(917)	(405)	(277)	(277)

Recoveries
Commercial loans and leases	21	16	17	15	17
Direct retail loans	19	12	13	12	12
Sales finance loans	9	7	8	8	9
Revolving credit loans	12	11	12	11	11
Mortgage loans	5	1	—	1	1
Specialized lending	23	19	17	14	13

Total recoveries	89	66	67	61	63

Net charge-offs	(1,773)	(851)	(338)	(216)	(214)

Ending balance	$2,672	$1,607	$1,015	$888	$830

The following tables provide further details regarding BB&T’s commercial real estate lending, residential mortgage and consumer home equity portfolios as of December 31, 2009.

Table 14-1

Real Estate Lending Portfolio Credit Quality and Geographic Distribution

Commercial Real Estate Loan Portfolio (1)

	As of / For the Period Ended December 31, 2009
Residential Acquisition, Development, and Construction Loans (ADC)	Builder / Construction	Land /Land Development	Condos / Townhomes	Total ADC
	(Dollars in millions, except average loan and average client size)
Total loans outstanding	$1,663	$3,741	$357	$5,761
Average loan size (in thousands)	260	584	1,433	442
Average client size (in thousands)	603	1,035	2,587	884
Nonaccrual loans and leases as a percentage of category	14.93%	12.83%	15.92%	13.63%
Gross charge-offs as a percentage of category—YTD	4.85	6.33	4.42	5.71
Gross charge-offs as a percentage of category—QTD	5.46	7.83	11.96	7.40

	As of / For the Period Ended December 31, 2009
Residential Acquisition, Development, and Construction Loans (ADC) by State of Origination	Total Outstandings	Percentage of Total	Nonaccrual Loans and Leases	Nonaccrual as a Percentage of Outstandings	Gross Charge-Offs as a Percentage of Outstandings - YTD	Gross Charge-Offs as a Percentage of Outstandings -QTD
	(Dollars in millions)
North Carolina	$2,313	40.2%	$186	8.04%	1.99%	2.64%
Virginia	898	15.6	69	7.73	3.74	3.13
Georgia	747	13.0	183	24.53	14.20	20.24
South Carolina	554	9.6	110	19.85	6.22	9.60
Florida	490	8.5	124	25.18	12.44	16.91
Washington, D.C.	209	3.6	39	18.78	1.13	.12
Tennessee	174	3.0	32	18.54	4.98	9.47
Kentucky	166	2.9	16	9.59	4.79	7.94
West Virginia	129	2.2	23	17.61	6.52	9.06
Maryland	81	1.4	3	3.75	1.06	1.56

Total	$5,761	100.0%	$785	13.63	5.71	7.40

	As of / For the Period Ended December 31, 2009
Other Commercial Real Estate Loans (2)	Commercial Construction	Commercial Land/ Development	Permanent Income Producing Properties	Total Other Commercial Real Estate
	(Dollars in millions, except average loan and average client size)
Total loans outstanding	$1,213	$2,043	$9,221	$12,477
Average loan size (in thousands)	1,142	729	490	550
Average client size (in thousands)	1,705	868	738	801
Nonaccrual loans and leases as a percentage of category	2.04%	5.09%	2.26%	2.70%
Gross charge-offs as a percentage of category—YTD	.17	1.83	.58	.76
Gross charge-offs as a percentage of category—QTD	.35	3.42	.81	1.21

	As of / For the Period Ended December 31, 2009
Other Commercial Real Estate Loans by State of Origination (2)	Total Outstandings	Percentage of Total	Nonaccrual Loans and Leases	Nonaccrual as a Percentage of Outstandings	Gross Charge-Offs as a Percentage of Outstandings - YTD	Gross Charge-Offs as a Percentage of Outstandings -QTD
	(Dollars in millions)
North Carolina	$3,801	30.4%	$75	1.96%	.49%	1.08%
Georgia	2,207	17.7	84	3.79	1.29	1.83
Virginia	1,914	15.3	25	1.30	.06	.10
South Carolina	970	7.8	33	3.45	.70	1.26
Florida	943	7.6	73	7.80	2.81	4.36
Washington, D.C.	705	5.6	16	2.33	.40	.28
Maryland	535	4.3	1.12		.15	.39
West Virginia	470	3.8	8	1.73	.27	.49
Kentucky	421	3.4	8	1.91	1.14	.41
Tennessee	399	3.2	14	3.49	.93	1.35
Other	112.9		—	—	—	—

Total	$12,477	100.0%	$337	2.70	.76	1.21

Applicable ratios are annualized.

(1)	Commercial real estate loans (CRE) are defined as loans to finance non-owner occupied real property where the primary repayment source is the sale or rental/lease of the real property. Definition is based on internal classification. Excludes covered loans and in process items.
(2)	C&I loans secured by real property are excluded.

The residential acquisition, development and construction (“ADC”) loan portfolio totaled $5.8 billion at December 31, 2009, a decrease of $2.2 billion from December 31, 2008. This portfolio remained under stress throughout 2009. The decline in the portfolio reflects management’s efforts to work through the problem credits in this portfolio. Nonaccrual ADC loans were $785 million at December 31, 2009, an increase of $285 million, compared to $500 million at December 31, 2008. As a percentage of loans, ADC nonaccruals were 13.63% at year-end 2009, compared to 6.27% at year-end 2008. The allowance for loan and lease losses that is assigned to the ADC portfolio was 14.1% as of December 31, 2009, compared to 7.7% as of year-end 2008. The gross charge-off rate for the ADC portfolio was 5.71% for 2009 compared to 1.83% for 2008. For the fourth quarter of 2009, the annualized gross charge-off rate was 7.40% compared to 6.35% for the third quarter of 2009.

The other commercial real estate portfolio, which is largely office buildings, hotels, warehouses, apartments, rental houses, and shopping centers, totaled $12.5 billion at December 31, 2009. While this portfolio has experienced some deterioration, BB&T has not seen a dramatic increase in problem credits in this portfolio. The components of the portfolio that are experiencing the most stress relate to land development and hotel properties. As a percentage of loans, other commercial real estate nonaccruals were 2.70% at December 31, 2009, compared with .97% at December 31, 2008. The gross charge-off rate for the other commercial real estate portfolio was .76% in 2009 compared to .25% for 2008. For the fourth quarter of 2009, the annualized gross charge-off rate was 1.21% compared to 1.00% for the third quarter of 2009.

Table 14-2

Real Estate Lending Portfolio Credit Quality and Geographic Distribution

Residential Mortgage Portfolio (1)

	As of / For the Period Ended December 31, 2009
Residential Mortgage Loans	Prime	ALT-A	Construction/ Permanent	Subprime (2)	Total
	(Dollars in millions, except average loan size)
Total loans outstanding	$11,684	$2,684	$778	$584	$15,730
Average loan size (in thousands)	197	326	337	67	200
Average refreshed credit score (3)	713	694	707	566	704
Percentage that are first mortgages	100%	100%	99%	83%	99%
Average loan to value at origination	76	67	75	73	75
Nonaccrual loans and leases as a percentage of category	3.31	8.98	10.43	11.69	4.94
Gross charge-offs as a percentage of category—YTD	1.17	2.94	3.76	4.11	1.79
Gross charge-offs as a percentage of category—QTD	1.50	3.61	2.04	4.19	2.00

	As of / For the Period Ended December 31, 2009
Residential Mortgage Loans by State	Total Residential Mortgages Outstanding	Percentage of Total	Nonaccrual as a Percentage of Outstandings	Gross Charge-Offs as a Percentage of Outstandings - YTD	Gross Charge-Offs as a Percentage of Outstandings - QTD
	(Dollars in millions)
North Carolina	$3,850	24.5%	2.87%	.62%	.72%
Virginia	3,039	19.3	3.21	1.30	1.11
Florida	2,341	14.9	11.08	5.69	6.56
Maryland	1,622	10.3	3.66	.81	1.14
Georgia	1,502	9.5	5.89	2.11	2.27
South Carolina	1,459	9.3	5.55	1.44	1.86
Kentucky	360	2.3	1.42	.33	.33
West Virginia	332	2.1	1.82	.45	.40
Tennessee	250	1.6	3.73	1.30	2.83
Washington, D.C.	190	1.2	2.56	.22	—
Alabama	147.9		4.38	1.95	.70
Other	638	4.1	7.67	1.17	1.22

Total	$15,730	100.0%	4.94	1.79	2.00

Applicable ratios are annualized.

(1)	Excludes mortgage loans held for sale, covered loans, mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase and in process items.
(2)	Includes $365 million in loans originated by Lendmark Financial Services, which are disclosed as a part of the specialized lending category.
(3)	Weighted based on outstanding balance.

The residential mortgage loan portfolio, as presented in Table 14-2, totaled $15.7 billion as of December 31, 2009, a decrease of $1.7 billion from December 31, 2008. As a percentage of loans, residential mortgage loan nonaccruals were 4.94% at December 31, 2009, compared with 2.22% at December 31, 2008. The gross charge-off rate for the residential mortgage loan portfolio was 1.79% in 2009 compared to .57% for 2008. For the fourth quarter of 2009, the annualized gross charge-off rate was 2.00% compared to 2.00% for the third quarter of 2009. The residential mortgage problem credits began to stabilize somewhat in the fourth quarter of 2009, as delinquencies came down and loss rates remained stable.

Table 14-3

Real Estate Lending Portfolio Credit Quality and Geographic Distribution

Direct Retail 1-4 Family and Lot/Land Real Estate Portfolio (1)

	As of / For the Period Ended December 31, 2009
Direct Retail 1-4 Family and Lot/Land Real Estate Loans and Lines	Residential Lot/Land Loans	Home Equity Loans	Home Equity Lines	Total
	(Dollars in millions, except average loan size)
Total loans outstanding	$1,723	$5,984	$5,656	$13,363
Average loan size (in thousands) (2)	65	43	36	41
Average refreshed credit score (3)	721	720	760	743
Percentage that are first mortgages	100%	73%	26%	57%
Average loan to value at origination	80	64	65	66
Nonaccrual loans and leases as a percentage of category	5.78	1.11	.46	1.44
Gross charge-offs as a percentage of category—YTD	6.98	1.36	1.45	2.19
Gross charge-offs as a percentage of category—QTD	5.72	1.47	1.43	2.01

	As of / For the Period Ended December 31, 2009
Direct Retail 1-4 Family and Lot/Land Real Estate Loans and Lines By State of Origination	Total Direct Retail 1-4 Family and Lot/Land Real Estate Loans and Lines Outstanding	Percentage of Total	Nonaccrual as a Percentage of Outstandings	Gross Charge-Offs as a Percentage of Outstandings - YTD	Gross Charge-Offs as a Percentage of Outstandings - QTD
	(Dollars in millions)
North Carolina	$4,607	34.5%	1.61%	1.87%	1.63%
Virginia	3,003	22.5	.69	1.46	1.47
South Carolina	1,293	9.7	2.19	2.31	2.11
Georgia	1,088	8.1	2.02	3.95	4.67
Maryland	832	6.2	.67	1.50	1.24
West Virginia	813	6.1	1.14	.89	.74
Florida	666	5.0	2.51	7.18	5.60
Kentucky	574	4.3	1.11	.50	.38
Tennessee	379	2.8	1.96	4.26	3.42
Washington, D.C.	85.6		1.22	3.17	2.76
Other	23.2		1.13	1.13	3.23

Total	$13,363	100.0%	1.44	2.19	2.01

Applicable ratios are annualized.

(1)	Direct retail 1-4 family and lot/land real estate loans are originated through the BB&T branching network. Excludes covered loans and in process items.
(2)	Home equity lines without an outstanding balance are excluded from this calculation.
(3)	Based on number of accounts.

The direct retail consumer real estate loan portfolio, as presented in Table 14-3, totaled $13.4 billion as of December 31, 2009, a decrease of $1.0 billion from December 31, 2008. This portfolio comprises of residential lot/land loans, home equity loans and home equity lines, which are primarily originated through the branch network. As a percentage of loans, direct retail consumer real estate nonaccruals were 1.44% at December 31, 2009, compared to .60% at December 31, 2008. The gross charge-off rate for the direct retail consumer real estate loan portfolio was 2.19% in 2009 compared to .71% for 2008. For the fourth quarter of 2009, the annualized gross charge-off rate was 2.01% compared to 1.63% for the third quarter of 2009. The increase in the gross charge-off rate for the fourth quarter of 2009 compared to the third quarter of 2009 was largely a result of a $12 million reversal that was recorded in the third quarter. The $12 million reversal resulted from receiving higher collateral valuations for certain properties where the estimated losses were recorded in the second quarter of 2009. The residential lot/land loan component of this portfolio experienced the highest loss rates during 2009. The amount of the allowance allocated for the residential lot/land portfolio was 8.1% as of December 31, 2009.

Deposits and Other Borrowings

Client deposits generated through the BB&T banking network are the largest source of funds used to support asset growth. Total deposits at December 31, 2009, were $115.0 billion, an increase of $16.4 billion, or 16.6%, compared to year-end 2008. The increase in deposits during 2009 was driven by a $12.7 billion, or 32.2%, increase in other client deposits, which include money market deposit accounts, savings accounts, individual retirement accounts and other time deposits. Noninterest-bearing deposits also increased by $5.3 billion from the prior year and client certificates of deposit (“CDs”) increased by $4.4 billion. These increases were partially offset by a decline of $6.8 billion in other interest-bearing deposits, which includes negotiable certificates of deposit and Eurodollar deposits. The increases in these categories of deposits included the impact of the acquisition of Colonial, which added approximately $16 billion of client deposits in 2009. For the year ended December 31, 2009, total deposits averaged $102.4 billion, an increase of $13.6 billion, or 15.3%, compared to 2008. The increase in average deposits was primarily the result of an $8.4 billion, or 23.0%, increase in average other client deposits, and a $3.3 billion, or 25.5%, increase in average noninterest-bearing deposits. The increase in average deposits included the impact of Colonial, which was acquired in August 2009, and Haven Trust Bank, which added approximately $500 million of client deposits in December 2008. In early 2010, BB&T sold approximately $850 million in Nevada deposits obtained in the Colonial acquisition which will affect growth rates going forward.

The following table presents BB&T’s average deposits for the years ended December 31, 2009 and 2008, segregated by major category:

Table 15

Composition of Average Deposits

	For The Year Ended December 31,
	2009		2008
	Balance	% of total	Balance	% of total
	(Dollars in millions)
Noninterest-bearing deposits	$16,387	16.0%	$13,061	14.7%
Interest checking	2,831	2.8	2,376	2.7
Other client deposits	45,107	44.1	36,676	41.3
Client certificates of deposit	28,702	28.0	26,908	30.3

Total client deposits	93,027	90.9	79,021	89.0

Other interest-bearing deposits	9,354	9.1	9,810	11.0

Total average deposits	$102,381	100.0%	$88,831	100.0%

BB&T experienced strong deposit growth during 2009. In addition, the overall mix of deposits continues to improve, as average client deposits grew 17.7% in 2009, while reliance on other interest-bearing deposits declined, due to strong growth in noninterest-bearing and other client deposits, which was aided by the Colonial acquisition. BB&T has been successful in attracting new business and individual accounts by emphasizing the strength of BB&T’s franchise. In addition, the new locations that were acquired in the Colonial transaction have seen growth of $1.5 billion in client deposits since the acquisition date of August 14, 2009. Growth in noninterest-bearing deposits also has benefited from participation in the Transaction Account Guarantee program and an increase in escrow deposits due to significant mortgage lending activity. In addition, BB&T was able to achieve growth in deposits, even as rates declined to historical lows throughout the year. Excluding acquisitions, average noninterest-bearing deposits increased 14.8% in 2009 and total client deposits increased 7.9% as BB&T improved its deposit mix through organic growth.

The average rate paid on interest-bearing deposits dropped to 1.48% during 2009, from 2.50% in 2008. The average cost for interest-bearing deposits declined during 2009 as management was able to lower rates to help the overall margin. The average rates paid on the various categories of interest-bearing deposits also decreased as follows: CDs decreased to 2.60% in the current year from 3.66% in 2008; other client deposits decreased to .88% in the current year from 1.67% in 2008; interest checking decreased to .39% in 2009 from 1.19% in 2008; and other interest-bearing deposits decreased to 1.23% in 2009 from 2.71% in 2008.

BB&T also uses various types of short-term borrowings in meeting funding needs. While client deposits remain the primary source for funding loan originations, management uses short-term borrowings as a supplementary funding source for loan growth and other balance sheet management purposes. Short-term borrowings were 8.0% of total funding on average in 2009 as compared to 7.7% in 2008. See Note 9 “Federal Funds Purchased, Securities Sold Under Agreements to Repurchase and Short-Term Borrowed Funds” in the “Notes to Consolidated Financial Statements” herein for further disclosure. The types of short-term borrowings used by the Corporation include Federal funds purchased, which was 17.5% of total short-term borrowings, and securities sold under repurchase agreements, which was 27.1% of short-term borrowings at year-end 2009. Master notes, which are short-term borrowings issued to BB&T’s clients, represented 12.4% of total short-term borrowings at December 31, 2009. Unsecured bank notes, bank obligations collateralized by municipal securities, U.S. Treasury tax and loan deposit notes and borrowings under the treasury auction facility are also used to meet short-term funding needs and represented the remaining 43.0% of these types of funding sources as of December 31, 2009. Short-term borrowings at the end of 2009 were $8.1 billion, a decrease of $2.7 billion, or 24.9% compared to year-end 2008. Average short-term borrowings totaled $12.5 billion during 2009 compared to $10.6 billion last year, an increase of 18.1%. The rates paid on average short-term borrowings declined from 2.44% in 2008 to .50% during 2009. The decrease in the cost of short-term borrowings primarily resulted from a lower average Federal funds rate in effect during 2009 compared to 2008. At December 31, 2009, the targeted Federal funds rate was a range of zero percent to .25%. The following table summarizes certain pertinent information for the past three years with respect to BB&T’s short-term borrowings:

Table 16

Federal Funds Purchased, Securities Sold Under

Agreements to Repurchase and Short-Term Borrowed Funds

	As of / For the Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)
Securities Sold Under Agreements to Repurchase
Maximum outstanding at any month-end during the year	$2,635	$2,929	$2,776
Balance outstanding at end of year	2,197	2,929	2,530
Average outstanding during the year	2,259	2,314	2,160
Average interest rate during the year	.96%	2.40%	4.39%
Average interest rate at end of year	.69	1.41	3.18

Federal Funds Purchased and Short-term Borrowed Funds
Maximum outstanding at any month-end during the year	$17,436	$13,346	$9,148
Balance outstanding at end of year	5,909	7,859	8,104
Average outstanding during the year	10,232	8,266	7,165
Average interest rate during the year	.35%	2.17%	4.39%
Average interest rate at end of year	.21	.67	3.79

BB&T also uses long-term debt to provide both funding and, to a lesser extent, regulatory capital. Long-term debt was 12.3% of total funding on average during 2009 and 14.5% in 2008. See Note 10 “Long-Term Debt” in the “Notes to Consolidated Financial Statements” herein for further disclosure. Long-term debt at December 31, 2009, totaled $21.4 billion, an increase of $3.3 billion, or 18.5%, from year-end 2008. For the year ended December 31, 2009, average long-term debt decreased $754 million, or 3.8%, compared to the average for 2008. BB&T’s long-term debt consists primarily of FHLB advances, which composed 49.3% of total outstanding long-term debt at December 31, 2009; senior notes of BB&T Corporation, which composed 13.1% of the year-end balance; subordinated notes of BB&T Corporation, which composed 13.8% of the year-end balance; and junior subordinated debt to unconsolidated trusts issued by the Corporation, which composed 15.3% of total outstanding long-term debt at December 31, 2009. The remaining long-term debt primarily consists of both unsecured senior and subordinated borrowings by Branch Bank. FHLB advances are cost-effective long-term funding sources that provide BB&T with the flexibility to structure the debt in a manner that aids in the management of interest rate risk and liquidity. The average rate paid on long-term debt decreased from 4.25% during 2008 to 3.73% during 2009 primarily because BB&T has issued floating rate instruments or elected to swap a portion of its fixed-rate long-term debt to floating rates.

During the second quarter of 2009, BB&T issued $1.1 billion of senior unsecured notes. The notes were issued in two tranches, $510 million 5.70% fixed-rate notes due in 2014 and $541 million 6.85% fixed-rate notes due in 2019. The proceeds from the offering, combined with the common stock offering completed during the second quarter of 2009, and other funds, were used to fund the repurchase of the preferred stock issued to the U.S. Treasury as part of the Capital Purchase Program. Also during the second quarter, BB&T recognized $36 million in gains related to the repurchase of $218 million of subordinated debt.

During the third quarter of 2009, BB&T Capital Trust VI issued $575 million of capital securities. The securities have a fixed interest rate of 9.60% and an initial maturity date of August 2064. These securities are fully guaranteed by BB&T and qualify as Tier 1 capital, subject to certain limitations. In addition, BB&T completed three separate issuances of senior debt during the third quarter for a total of $1.75 billion. BB&T issued $1.0 billion of senior notes, with a fixed interest rate of 3.85% that mature in 2012, $500 million of senior notes, with a fixed interest rate of 3.38%, that mature in 2013, and $250 million of senior notes, with a fixed interest rate of 3.10%, that mature in 2011. The proceeds from all of these offerings are being used for general corporate purposes. BB&T assumed $3.7 billion of FHLB advances in the Colonial acquisition, of which $2.8 billion were prepaid shortly after the acquisition.

During the fourth quarter of 2009, BB&T Capital Trust VII issued $350 million of capital securities. The securities have a fixed interest rate of 8.10% and an initial maturity date of November 2064. These securities are fully guaranteed by BB&T and qualify as Tier 1 capital, subject to certain limitations.

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

Shareholders’ Equity

Shareholders’ equity totaled $16.2 billion at December 31, 2009, an increase of $160 million, or 1.0%, from year-end 2008. BB&T’s book value per common share at December 31, 2009 was $23.47, compared to $23.16 at December 31, 2008.

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

On May 13, 2009, BB&T issued 86.25 million shares of common stock at $20 per share for net proceeds of $1.7 billion, and on August 21, 2009, BB&T issued 38.5 million shares of common stock at $26 per share, leading to net proceeds of $963 million. The May issuance was primarily to fund a portion of the repurchase of the Series C Preferred Stock. The August issuance was made in connection with the Colonial acquisition to further strengthen BB&T’s capital levels.

In addition, growth of $159 million in shareholders’ equity resulted from BB&T’s earnings available to common shareholders retained after dividends along with growth of $315 million from other comprehensive income, which principally relates to increases in the fair values of available-for-sale securities and pension assets.

BB&T’s tangible shareholders’ equity available to common shareholders was $10.0 billion at December 31, 2009, an increase of $2.2 billion, or 28.4%, compared to December 31, 2008. BB&T’s tangible book value per common share at December 31, 2009 was $14.44 compared to $13.87 at December 31, 2008. As of December 31, 2009, measures of tangible capital were not required by the regulators and, therefore, were considered non-GAAP measures. Please refer to the section titled “Capital” herein for a discussion of how BB&T calculates and uses these measures in the evaluation of the Company.

Analysis of Results of Operations

Consolidated net income for 2009 totaled $877 million. Net income available to common shareholders totaled $729 million, which generated basic earnings per common share of $1.16 and diluted earnings per common share of $1.15. Net income for 2008 was $1.53 billion and net income available to common shareholders totaled $1.50 billion. Net income for 2007 totaled $1.75 billion. Basic earnings per common share were $2.73 in 2008 and $3.17 in 2007, while diluted earnings per common share were $2.71 and $3.14 for 2008 and 2007, respectively.

Two important and commonly used measures of bank profitability are return on average assets (net income as a percentage of average total assets) and return on average common shareholders’ equity (net income available to common shareholders as a percentage of average common shareholders’ equity). BB&T’s returns on average assets were ..56%, 1.12%, and 1.38% for the years ended December 31, 2009, 2008 and 2007, respectively. The returns on average common shareholders’ equity were 4.93%, 11.44%, and 14.25% for the last three years.

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

For 2009, net interest income on an FTE-adjusted basis totaled $5.0 billion, compared with $4.3 billion in 2008 and $3.9 billion in 2007. Net interest income increased 14.9% in 2009 compared to 2008. The increase in net interest income during 2009 resulted primarily from a combination of factors. First, earning asset growth has helped offset the declines in yields due to the rate environment, as well as higher yields from the covered loan portfolio. Second, management has been successful in controlling liability costs by engineering a favorable mix change in both deposit and funding costs. These positives were partially offset by higher levels of nonaccruals that have negatively affected net interest income and the net interest margin. Net interest income increased 9.4% in 2008 compared to 2007 due primarily to liability costs repricing more quickly as short-term rates declined throughout the year.

The FTE-adjusted net interest margin is the primary measure used in evaluating the gross profit margin from the portfolios of earning assets. The FTE-adjusted net interest margin was 3.66% in 2009, 3.58% in 2008 and 3.52% in 2007. During 2009, the average yield on interest earning assets decreased 88 basis points compared to the average yield during 2008, while the average cost of funds over the same time period decreased 108 basis points. The improvement in the net interest margin during 2009 was primarily due to successfully managing liability costs and wider spreads on assets. The net interest margin in 2008 was negatively impacted five basis points by an adjustment of $67 million, as a result of a change in the income recognition on leveraged lease transactions in connection with BB&T’s settlement with the Internal Revenue Service (“IRS”). In addition, the net interest margin has been negatively affected by the higher level of non-performing assets in 2009 and 2008. The improvement in the net interest margin during 2008 was caused by a combination of factors. BB&T entered 2008 in a liability sensitive position, which means that interest-bearing liabilities generally reprice more frequently than interest-earning assets. This resulted in lower funding costs throughout 2008, as the Federal Reserve Board lowered short-term rates by 100 basis points in the last four months of 2007 and an additional 400 basis points during 2008. Additionally, BB&T experienced some improvement in loan pricing in 2008.

Table 17

FTE Net Interest Income and Rate / Volume Analysis

For the Years Ended December 31, 2009, 2008 and 2007

										2009 vs. 2008			2008 vs. 2007
	Average Balances			Yield / Rate			Income / Expense			Increase (Decrease)	Change due to		Increase (Decrease)	Change due to
	2009	2008	2007	2009	2008	2007	2009	2008	2007		Rate	Volume		Rate	Volume
	(Dollars in millions)
Assets
Securities, at amortized cost (1):
U.S. government-sponsored entities (GSE)	$1,400	$4,539	$10,099	3.86%	4.86%	4.53%	$54	$221	$458	$(167)	$(39)	(128)	$(237)	$31	$(268)
Mortgage-backed securities issued by GSE	25,419	14,708	8,265	4.14	4.94	5.15	1,052	727	425	325	(133)	458	302	(18)	320
States and political subdivisions	2,218	1,841	873	5.67	6.33	6.65	126	116	58	10	(13)	23	58	(3)	61
Non-agency mortgage-backed securities	1,447	1,642	1,669	5.82	5.81	5.78	84	95	96	(11)	—	(11)	(1)	1	(2)
Other securities	849	1,138	1,182	1.58	4.72	7.04	14	54	83	(40)	(29)	(11)	(29)	(25)	(4)
Trading securities	523	629	1,223	1.74	3.80	4.62	9	24	57	(15)	(11)	(4)	(33)	(9)	(24)
Covered securities	440	—	—	11.35	—	—	50	—	—	50	—	50	—	—	—

Total securities (5)	32,296	24,497	23,311	4.30	5.05	5.05	1,389	1,237	1,177	152	(225)	377	60	(23)	83
Other earning assets (2)	1,223	1,160	1,042.60		2.43	4.88	7	28	51	(21)	(22)	1	(23)	(29)	6
Loans and leases, net of unearned income (1)(3)(4)
Commercial loans and leases	50,074	47,557	42,472	4.21	5.50	7.76	2,110	2,617	3,296	(507)	(640)	133	(679)	(1,040)	361
Direct retail loans	14,730	15,580	15,471	5.47	6.47	7.36	806	1,008	1,139	(202)	(150)	(52)	(131)	(139)	8
Sales finance loans	6,392	6,216	5,903	6.46	6.62	6.66	413	412	393	1	(10)	11	19	(2)	21
Revolving credit loans	1,855	1,664	1,460	9.51	10.95	12.97	176	182	189	(6)	(25)	19	(7)	(32)	25
Mortgage loans	15,927	17,327	16,572	5.72	6.00	5.98	911	1,039	992	(128)	(46)	(82)	47	3	44
Specialized lending	7,141	5,509	5,130	11.51	12.89	13.30	822	710	682	112	(82)	194	28	(21)	49
Other acquired loans	52	—	—	10.81	—	—	6	—	—	6	—	6	—	—	—

Total loans and leases held for investment (excluding covered loans)	96,171	93,853	87,008	5.45	6.36	7.69	5,244	5,968	6,691	(724)	(953)	229	(723)	(1,231)	508
Covered loans	3,144	—	—	7.39	—	—	232	—	—	232	—	232	—	—	—

Total loans and leases held for investment	99,315	93,853	87,008	5.51	6.36	7.69	5,476	5,968	6,691	(492)	(953)	461	(723)	(1,231)	508
Loans held for sale	2,831	1,342	944	4.81	5.92	6.14	136	80	58	56	(17)	73	22	(2)	24

Total loans and leases	102,146	95,195	87,952	5.49	6.35	7.67	5,612	6,048	6,749	(436)	(970)	534	(701)	(1,233)	532
Total earning assets	135,665	120,852	112,305	5.17	6.05	7.10	7,008	7,313	7,977	(305)	(1,217)	912	(664)	(1,285)	621

Non-earning assets	19,517	16,029	14,115

Total assets	$155,182	$136,881	$126,420

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$2,831	2,376	$2,297.39		1.19	2.31	11	28	53	(17)	(22)	5	(25)	(27)	2
Other client deposits	45,107	36,676	34,273.88		1.67	2.82	398	612	968	(214)	(335)	121	(356)	(420)	64
Client certificates of deposits	28,702	26,908	26,039	2.60	3.66	4.61	747	985	1,201	(238)	(301)	63	(216)	(255)	39
Other interest-bearing deposits	9,354	9,810	7,741	1.23	2.71	5.15	115	266	398	(151)	(139)	(12)	(132)	(220)	88

Total interest-bearing deposits	85,994	75,770	70,350	1.48	2.50	3.73	1,271	1,891	2,620	(620)	(797)	177	(729)	(922)	193
Federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds (1)	12,491	10,580	9,325.50		2.44	4.55	63	258	424	(195)	(235)	40	(166)	(217)	51
Long-term debt	19,085	19,839	18,045	3.73	4.25	5.46	711	843	985	(132)	(100)	(32)	(142)	(233)	91

Total interest-bearing liabilities	117,570	106,189	97,720	1.74	2.82	4.12	2,045	2,992	4,029	(947)	(1,132)	185	(1,037)	(1,372)	335

Noninterest-bearing deposits	16,387	13,061	13,151
Other liabilities	4,987	4,098	3,334
Shareholders’ equity	16,238	13,533	12,215

Total liabilities and shareholders’ equity	$155,182	$136,881	$126,420

Average interest rate spread				3.43%	3.23%	2.98%

Net interest margin/net interest income				3.66%	3.58%	3.52%	$4,963	$4,321	$3,948	$642	$(85)	$727	$373	$87	$286

Taxable equivalent adjustment							$119	$83	$68

(1)	Yields are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, and other earning assets.
(3)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4)	Nonaccrual loans have been included in the average balances.
(5)	Includes securities available for sale at amortized cost and trading securities at fair value.

Provision for Credit Losses

A provision for credit losses is charged against earnings in order to maintain an allowance for loan and lease losses and a reserve for unfunded lending commitments that reflects management’s best estimate of probable losses inherent in the credit portfolios at the balance sheet date. The amount of the provision is based on continuing assessments of nonperforming and “watch list” loans and associated unfunded credit commitments, analytical reviews of loss experience in relation to outstanding loans and funded credit commitments, loan charge-offs, nonperforming asset trends and management’s judgment with respect to current and expected economic conditions and their impact on the loan portfolio and outstanding unfunded credit commitments. The methodology used is described in the “Overview and Description of Business” section under the heading “Allowance for Loan and Lease Losses and Reserve for Unfunded Credit Commitments.” The provision for credit losses recorded by BB&T in 2009 was $2.8 billion, compared with $1.4 billion in 2008 and $448 million in 2007.

The provision for credit losses increased 94.5% during 2009 while total loans and leases held for investment excluding covered loans declined 1.7% compared to the balance outstanding at the end of 2008. Net charge-offs were 1.74% of average loans and leases (or 1.79% excluding covered loans) for 2009 compared to .89% of average loans and leases during 2008. The allowance for loan and lease losses was 2.51% of loans and leases held for investment (or 2.72% excluding covered loans) and was .96x total nonaccrual loans and leases at year-end 2009, compared to 1.62% and 1.11x, respectively, at December 31, 2008. The increase in the provision for credit losses during 2009 compared to 2008 was largely driven by ongoing challenges in residential real estate markets and the overall economy with the largest concentration of credit issues occurring in Georgia, Florida, and metro Washington D.C., with some deterioration in the coastal areas of the Carolinas. Additional disclosures related to BB&T’s real estate lending by product type and geographic distribution can be found in Table 14 herein. The 222.5% increase in the provision for credit losses during 2008 compared to 2007 was primarily the result of these same issues.

Noninterest Income

Noninterest income has become, and will continue to be, a significant contributor to BB&T’s financial success. Noninterest income includes insurance income, service charges on deposit accounts, mortgage banking income, investment banking and brokerage fees and commissions, trust and investment advisory revenues, gains and losses on securities transactions, and commissions and fees derived from other activities. Noninterest income as a percentage of total FTE revenues has steadily increased in recent years, totaling 44.2% for 2009. Excluding net securities gains and a gain from the sale of BB&T’s payroll processing business, noninterest income was 42.8% of total revenues in 2009. Exceeding 40% on this measure had been a management objective for several years. Management has established a goal for noninterest income to exceed 45% of total revenues in the next few years to further reduce BB&T’s reliance on traditional spread-based interest income, as fee-based activities are a relatively stable revenue source during periods of changing interest rates.

The following table provides a breakdown of BB&T’s noninterest income:

Table 18

Noninterest Income

	Years Ended December 31,			% Change
				2009 v. 2008	2008 v. 2007
	2009	2008	2007
	(Dollars in millions)
Insurance income	$1,047	$928	$853	12.8%	8.8%
Service charges on deposits	690	673	611	2.5	10.1
Mortgage banking income	658	275	115	139.3	139.1
Investment banking and brokerage fees and commissions	346	354	343	(2.3)	3.2
Other nondeposit fees and commissions	229	189	184	21.2	2.7
Checkcard fees	227	201	180	12.9	11.7
Bankcard fees and merchant discounts	156	151	139	3.3	8.6
Trust and investment advisory revenues	139	147	162	(5.4)	(9.3)
Securities gains (losses), net	199	107	(3)	86.0	NM
Income from bank-owned life insurance	97	84	101	15.5	(16.8)
Other income	146	88	89	65.9	(1.1)

Total noninterest income	$3,934	$3,197	$2,774	23.1	15.2

NM—not meaningful

The 23.1% growth in noninterest income was the result of increased revenues from almost all of BB&T’s fee-based businesses during 2009. These increases were partially offset by small declines in investment banking and brokerage fees and commissions and trust and investment advisory revenues. During 2008, noninterest income grew 15.2% as a result of increased revenues from all of BB&T’s fee-based businesses, with the exception of declines in income from bank-owned life insurance and trust and investment advisory services. The major categories of noninterest income and fluctuations in these amounts are discussed in the following paragraphs. These fluctuations reflect the impact of acquisitions.

Income from BB&T’s insurance agency/brokerage operations was the largest source of noninterest income. Internal growth, combined with the expansion of BB&T’s insurance agency network through acquisitions during the last two years, resulted in growth of 12.8% in 2009 and 8.8% in 2008. The increase in insurance income in 2009 compared to 2008 was primarily driven by commissions for property and casualty insurance, which increased $77 million primarily due to acquisitions. In addition, employee benefit commissions and other insurance fees increased $14 million and $11 million, respectively. The increase in commission income during 2008 was primarily related to revenues from a new product initiative that was introduced in the second half of 2007. Additionally, commissions for property and casualty and employee benefit insurance each increased $19 million.

Service charges on deposit accounts represent BB&T’s second largest category of noninterest revenue. Service charge revenue grew $17 million, or 2.5%. Service charge revenue increased $62 million, or 10.1%, during 2008. The increase in 2009 was primarily a result of the acquisition of Colonial and growth in transaction accounts. The 2008 increase was generated by increased revenues from overdraft items and strong transaction account growth during 2008.

Investment banking and brokerage fees and commissions decreased $8 million, or 2.3%, compared to 2008. The 3.2% increase in 2008 compared to 2007 resulted primarily from increased revenues of $19 million from BB&T Capital Markets, a division of Scott & Stringfellow. This increase was partially offset by a decline of $13 million related to commissions from retail accounts at Scott & Stringfellow.

Other nondeposit fees and commissions, including bankcard fees and merchant discounts and checkcard fees increased $71 million, or 13.1%, during 2009 compared to 2008. During 2008, these categories increased $38 million, or 7.6%, compared to 2007. The growth in 2009 was partially due to a $27 million increase as a result of issuing more letters of credit and other commercial loan servicing fees. The increases in 2009 and 2008 also included additional checkcard fees of $26 million and $21 million, respectively, as clients continued to show a preference for utilizing electronic forms of payment rather than traditional paper checks. Bankcard fees also grew $5 million in 2009 compared to 2008 and $12 million in 2008 compared to 2007, as a result of strong sales of merchant services.

Trust and investment advisory revenues are based on the types of services provided as well as the overall value of the assets managed, which is affected by stock market conditions. During 2009, trust and investment advisory revenues decreased by $8 million, or 5.4%, compared to 2008. During 2008, trust and investment advisory revenues decreased by $15 million, or 9.3%, compared to 2007, primarily because of the decline in the value of assets under management.

Income from mortgage banking activities includes gains and losses from the sale of mortgage loans, revenue from servicing mortgage loans, valuation adjustments for mortgage servicing rights, mortgage servicing rights-related derivative gains/losses and the amortization or realization of expected mortgage servicing rights cash flows. Mortgage banking income totaled $658 million, $275 million and $115 million during 2009, 2008 and 2007, respectively. The following table provides a breakdown of the various components of mortgage banking income and related statistical information:

Table 19

Mortgage Banking Income and Related Statistical Information

	As of/ For the Years Ended December 31,			% Change
				2009 v. 2008	2008 v. 2007
Mortgage Banking Income	2009	2008	2007
	(Dollars in millions)
Residential Mortgage Banking:
Residential mortgage production income	$457	$127	$47	259.8%	170.2%
Residential Mortgage Servicing:
Residential mortgage servicing fees	190	145	114	31.0	27.2
Residential mortgage servicing rights increase (decrease) in fair value due to change in valuation inputs or assumptions	190	(220)	(60)
Mortgage servicing rights hedging (losses) gains	(98)	262	64

Net	92	42	4	119.0	NM
Realization of expected residential mortgage servicing rights cash flows	(126)	(94)	(90)	34.0	4.4

Total residential mortgage servicing income	156	93	28	67.7	232.1

Total residential mortgage banking income	613	220	75	178.6	193.3

Commercial Mortgage Banking:
Commercial mortgage banking revenues	63	69	46	(8.7)	50.0
Amortization of commercial mortgage servicing rights	(18)	(14)	(6)	28.6	133.3

Total commercial mortgage banking income	45	55	40	(18.2)	37.5

Total mortgage banking income	$658	$275	$115	139.3	139.1

NM = not meaningful

	As of/ For the Years Ended December 31,			% Change
				2009 v. 2008	2008 v. 2007
Mortgage Banking Statistical Information	2009	2008	2007
	(Dollars in millions)
Residential mortgage originations	$28,183	$16,438	$11,940	71.5%	37.7%
Residential mortgage loans serviced for others	54,523	40,677	32,093	34.0	26.7
Residential mortgage loan sales	25,773	13,405	7,547	92.3	77.6
Commercial mortgage originations	2,342	3,717	3,012	(37.0)	23.4
Commercial mortgage loans serviced for others	24,253	23,902	20,752	1.5	15.2

Mortgage banking income increased $383 million, or 139.3%, during 2009. This increase includes the net change in the mortgage servicing rights valuation, which resulted in an increase of $50 million compared to 2008. Mortgage banking income for 2008 included certain one-time items associated with the implementation of fair value accounting standards that benefited results by approximately $23 million. Excluding the impact of these items, mortgage banking income increased $356 million compared to the same period last year. The growth in mortgage banking income is primarily attributable to record production revenues from residential mortgage banking operations, including $28.2 billion in mortgage loan originations during 2009 compared to $16.4 billion during 2008. Mortgage banking income increased $160 million, or 139.1%, during 2008. This increase was primarily due to a change in accounting standards, which resulted in an increase of $74 million compared to 2007. Of the $74 million increase relating to the adoption of new accounting standards, approximately $55 million relates to the elimination of recognizing the cost of originating loans as a reduction in revenues and resulted in a corresponding increase in personnel expense. The net change in the valuation of mortgage servicing rights resulted in a $38 million increase compared to 2007. Excluding the impact of these items, mortgage banking income increased $48 million, or 43.2%, compared to 2007. The growth in mortgage banking income for 2008 compared to 2007 includes strong production revenues from both residential and commercial mortgage banking operations. The growth in commercial mortgage banking revenues was the result of the acquisition of Collateral Real Estate Capital, LLC (“Collateral”) in the fourth quarter of 2007. BB&T combined the operations of Collateral with its existing commercial mortgage banking operations and renamed the subsidiary Grandbridge Real Estate Capital LLC (“Grandbridge”). The acquisition of Collateral significantly expanded the size and product offerings of BB&T’s commercial mortgage banking activities.

BB&T recognized $199 million in net securities gains during 2009 compared to net gains of $107 million and net losses of $3 million during 2008 and 2007, respectively. The net securities gains recognized in 2009 included $240 million of net gains realized from securities sales and $41 million of losses as a result of other-than-temporary impairments. The net securities gains recognized in 2008 included $211 million of net gains from securities sales and $104 million of losses as a result of other-than-temporary impairments.

Income from bank owned life insurance (“BOLI”) increased $13 million, or 15.5%, in 2009 compared to 2008, primarily due to a valuation adjustment in the prior year that resulted from a decline in the underlying assets of certain insurance policies. BOLI income decreased $17 million, or 16.8%, in 2008 compared to 2007.

Other income increased $58 million, or 65.9%, in 2009 compared to 2008, primarily due to a $74 million increase in the value of various financial assets isolated for the purpose of providing post-employment benefits. The increase in the value of these assets is neutral to net income as these gains relate to participant’s accounts and increase the amount of benefits that will be paid in the future. The current year also included a $27 million gain on the sale of BB&T’s payroll processing business. Trading gains at Scott & Stringfellow increased $25 million and BB&T recognized $23 million in accretion on the FDIC loss share asset. These increases were partially offset by $80 million in gains in 2008 related to BB&T’s ownership interest and sale of Visa, Inc. stock. The slight decrease in 2008 compared to 2007 was driven by several factors. As mentioned above, other income in 2008 included gains related to BB&T’s ownership interest and sale of Visa, Inc. stock that amounted to $80 million. In addition, revenues from client derivative activities were $22 million higher in 2008 compared to 2007. These increases were offset by a number of factors, including a $50 million decline in the value of various financial assets isolated for the purpose of providing post-employment benefits. The decline in the value of these assets is neutral to net income as these losses relate to participant’s accounts and reduce the amount of benefits that will be paid in the future. Earnings from investments in low income housing partnerships that generate tax benefits declined $39 million and net revenues from BB&T’s venture capital investments declined $26 million. In addition, the change in results for 2008 compared to 2007 were affected by certain items that occurred in 2007, including a gain of $19 million on the sale of an insurance operation and $33 million in losses from capital markets activities due to disruptions in the financial markets that decreased the value of certain trading securities and derivative contracts.

The ability to generate significant amounts of noninterest revenue in the future will be very important to the continued financial success of BB&T. Through its subsidiaries, BB&T will continue to focus on asset management, mortgage banking, trust, insurance, investment banking and brokerage services, as well as other fee-producing products and services. BB&T plans to continue to pursue acquisitions of additional financial services companies, including insurance agencies and other fee income producing businesses as a means of expanding fee-based revenues. Also, among BB&T’s principal strategies following the acquisition of a financial institution is the cross-sell of noninterest income generating products and services to the acquired institution’s client base. As previously mentioned, management has set a goal to increase the contribution of noninterest revenue sources to 45% of total income over the next few years.

Noninterest Expense

Noninterest expense totaled $4.9 billion in 2009, $3.9 billion in 2008 and $3.6 billion in 2007. Noninterest expense includes certain merger-related and restructuring charges recorded during the years 2009, 2008 and 2007 as noted in Table 21 below. These amounts totaled $38 million in 2009, $15 million in 2008 and $21 million in 2007. Additional disclosures related to these merger-related and restructuring charges are presented in “Merger-Related and Restructuring Charges.” The table below shows the components of noninterest expense and the discussion that follows explains the composition of certain categories and the factors that caused them to change in 2009 and 2008.

Table 20

Noninterest Expense

	Years Ended December 31,			% Change
				2009 v. 2008	2008 v. 2007
	2009	2008	2007
	(Dollars in millions)
Salaries and wages	$2,000	$1,863	$1,715	7.4%	8.6%
Pension and other employee benefits	517	338	379	53.0	(10.8)

Total personnel expenses	2,517	2,201	2,094	14.4	5.1

Net occupancy expense on bank premises	366	310	286	18.1	8.4
Furniture and equipment expense	213	199	191	7.0	4.2

Total occupancy and equipment expenses	579	509	477	13.8	6.7

Foreclosed property expense	356	79	31	NM	154.8
Professional services	262	204	139	28.4	46.8
Regulatory charges	230	30	14	NM	114.3
Loan processing expenses	135	125	111	8.0	12.6
Amortization of intangibles	114	100	104	14.0	(3.8)
Software	94	74	58	27.0	27.6
Operational losses	60	17	36	NM	(52.8)
Deposit related expense	53	49	43	8.2	14.0
Telephone	47	42	43	11.9	(2.3)
Travel and transportation	39	52	52	(25.0)	—
Supplies	35	40	38	(12.5)	5.3
Other marketing expense	33	46	46	(28.3)	—
Advertising and public relations	31	50	45	(38.0)	11.1
Merger-related and restructuring charges, net	38	15	21	153.3	(28.6)
Other noninterest expenses	308	278	272	10.8	2.2

Total noninterest expense	$4,931	$3,911	$3,624	26.1	7.9

NM—not meaningful

The 26.1% and 7.9% increases in total noninterest expense during 2009 and 2008 were primarily due to increases in personnel costs, foreclosed property expense and professional services. In addition, 2009 reflects a significant increase in regulatory charges as a result of increased FDIC insurance premiums. The increases during 2009 and 2008 were impacted by the acquisitions of Colonial during 2009 and AFCO and Coastal during 2007 and several nonbank financial services companies during 2007 through 2009.

Total personnel expense is the largest component of noninterest expense and includes salaries and wages, as well as pension and other employee benefit costs. Total personnel expense increased $316 million, or 14.4%, in 2009. This increase was partially driven by increases in salaries and wages of $137 million which includes the impact of acquisitions. Other post-employment benefits expense and pension plan expense also increased $67 million and $66 million, respectively. The increase in pension expense was largely the result of a reduction in the discount rate and a decline the value of plan assets, whereas the increase in other post employment benefits expense was due to increases in the value of participant’s accounts and was offset by a similar increase in noninterest income. In addition, health care and other welfare expenses were higher by $36 million.

The 2008 increase of 5.1% resulted primarily from additional salaries and wages as a result of acquisitions and the implementation of the fair value option for loans held for sale, which changed the accounting for loan origination costs. Total salaries and wages expense increased $148 million, or 8.6%, in 2008 compared to 2007, primarily due to annual salary increases and higher overall headcount. The increase also includes approximately $55 million related to the change in accounting for loans held for sale as discussed previously and a decrease in annual incentive compensation. The 10.8% decrease in pension and other employee benefit costs was driven by a decrease in nonqualified defined contribution plan expense of $52 million, which is based on the value of assets in the participant’s accounts. In addition, defined benefit plan expenses were down $23 million in 2008 compared to 2007 due to contributions made to the qualified pension plan in 2007 and 2008 that increased the estimated return on plan assets that is recorded as a component of defined benefit plan expense. These decreases were partially offset by an increase in health care and other welfare expenses of $20 million in 2008 compared to 2007. Additional disclosures relating to BB&T’s benefit plans can be found in Note 14 “Benefit Plans” in the “Notes to Consolidated Financial Statements.”

Net occupancy and equipment expense increased $70 million, or 13.8%, in 2009. The increase in 2009 was primarily due to increased rent expense related to the Colonial acquisition. During 2008, net occupancy and equipment expense increased by $32 million, or 6.7%. The increase in 2008 was largely a result of increased lease expenses due to BB&T’s de novo branching strategy.

Foreclosed property expense increased $277 million in 2009. The increase in 2009 was primarily due to rising maintenance costs, valuation adjustments and sales of foreclosed property. Maintenance cost on foreclosed properties increased by $67 million in 2009 compared to 2008, while valuation adjustments and losses from sales of properties increased by $206 million compared to the same period in 2008. BB&T’s inventory of foreclosed property increased by $913 million compared to year-end 2008 as a result of the economic recession and challenges in the residential real estate market. Foreclosed property expense increased by $48 million in 2008.

Regulatory charges increased $200 million in 2009. The increase in 2009 was a result of higher FDIC insurance expense which increased $201 million. The higher FDIC insurance expense reflects increased premiums charged by the FDIC as one step the FDIC has taken to insure adequate funding to resolve failed institutions. In addition to the higher premiums, the FDIC also levied a special assessment of $68 million in the second quarter of 2009. The FDIC also required that insured depository institutions prepay three years of assessments on December 31, 2009. BB&T’s prepayment was $608 million and will be expensed as incurred over the three-year period based on the actual FDIC assessment calculation. During 2008, regulatory charges increased by $16 million.

Other noninterest expenses increased $157 million, or 14.4%, compared to 2008, which reflected an increase of $84 million, or 8.3%, compared to 2007. The 2009 increase was primarily the result of increases in professional services and operational losses of $58 million and $43 million, respectively. Merger-related and restructuring charges and software expense also increased $23 million and $20 million, respectively, from the prior year. The 2008 increase primarily reflected higher professional services expense and software expense. The increases for 2009 and 2008 were impacted by acquisitions completed during the past two years. Please refer to Table 20 for additional detail on fluctuations in other categories of noninterest expense.

Merger-Related and Restructuring Charges

BB&T recorded certain merger-related and restructuring charges during the years 2009, 2008 and 2007. These charges are reflected in BB&T’s Consolidated Statements of Income as a category of noninterest expense. Please Refer to Note 2 “Business Combinations” in the “Notes to Consolidated Financial Statements” for a summary of mergers and acquisitions consummated during the three years ended December 31, 2009.

During 2009, BB&T recorded $38 million of merger-related and restructuring charges. These amounts were primarily associated with the acquisition of Colonial, which was completed during the year. BB&T currently estimates that total merger-related and restructuring charges for the Colonial acquisition will be approximately $185 million, of which $27 million has been expensed through December 31, 2009. The majority of the estimated charges will be incurred during the second quarter of 2010 in connection with the completion of the remaining systems conversions. The 2008 net merger-related and restructuring charges of $15 million were primarily associated with the acquisitions of insurance agencies and other merger-related and restructuring activities.

During 2007, BB&T recorded merger-related and restructuring charges of $21 million. These expenses were recorded in connection with the acquisition of Coastal and other merger-related and restructuring activities.

The following table presents the components of merger-related and restructuring charges included in noninterest expenses. This table includes changes to previously recorded merger-related accruals and period expenses for merger-related items that must be expensed as incurred. Items that are required to be expensed as incurred include certain expenses associated with systems conversions, data processing, training and other costs.

Table 21

Summary of Merger-Related and Restructuring Charges

	For the Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)
Severance and personnel-related	$17	$5	$8
Occupancy and equipment	1	3	2
Other	20	7	11

Total	$38	$15	$21

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

Merger-related and restructuring accruals are established when the costs are incurred or once all requirements for a plan to dispose of certain business functions have been approved by management. In general, a major portion of accrued costs are utilized in conjunction with or immediately following the systems conversion, when most of the duplicate positions are eliminated and the terminated employees begin to receive severance. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger and restructuring accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at December 31, 2009 are expected to be utilized during 2010, unless they relate to specific contracts that expire in later years. The following tables present a summary of activity with respect to BB&T’s merger and restructuring accruals. These tables include costs reflected as expenses, as presented in the table above, and certain accruals recorded through purchase accounting adjustments.

	Merger-related and Restructuring Accrual Activity
	(Dollars in millions)
	Balance January 1, 2008	Accrued at acquisition	Merger- related and restructuring charges	Utilized	Other, net	Balance December 31, 2008
Severance and personnel-related	$9	$3	$5	$(10)	$—	$7
Occupancy and equipment	4	1	3	(2)	—	6
Other	3	8	7	(8)	1	11

Total	$16	$12	$15	$(20)	$1	$24

	Balance January 1, 2009	Accrued at acquisition	Merger- related and restructuring charges	Utilized	Other, net	Balance December 31, 2009
Severance and personnel-related	$7	$—	$17	$(18)	$—	$6
Occupancy and equipment	6	—	1	(2)	(2)	3
Other	11	—	20	(28)	3	6

Total	$24	$—	$38	$(48)	$1	$15

Provision for Income Taxes

BB&T’s provision for income taxes totaled $159 million for 2009, a decrease of $391 million, or 71.1%, compared to 2008. The decline in the provision for income taxes during 2009 was largely due to lower pretax income, stable tax-exempt income and non-taxable gains of $19 million primarily related to leveraged lease terminations. The provisions for income taxes totaled $550 million in 2008 and $836 million in 2007. BB&T’s effective tax rates for the years ended 2009, 2008 and 2007 were 15.3%, 26.5% and 32.4%, respectively. The decline in the provision for income taxes during 2008 was largely due to lower pretax income, as well as a credit of $60 million related to leveraged leases as discussed below. A reconciliation of the effective tax rate to the statutory tax rate is included in Note 13 “Income Taxes” in the “Notes to Consolidated Financial Statements” herein.

BB&T has extended credit to, and invested in, the obligations of states and municipalities and their agencies, and has made other investments and loans that produce tax-exempt income. The income generated from these investments together with certain other transactions that have favorable tax treatment have reduced BB&T’s overall effective tax rate from the statutory rate in 2009, 2008 and 2007.

BB&T continually monitors and evaluates the potential impact of current events and circumstances on the estimates and assumptions used in the analysis of its income tax positions and, accordingly, BB&T’s effective tax rate may fluctuate in the future. On a periodic basis, BB&T evaluates its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate. This evaluation takes into consideration the status of current taxing authorities’ examinations of BB&T’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment in relation to tax-advantaged transactions. Accordingly, the results of these examinations may alter the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. In February 2010, BB&T received a statutory notice of deficiency from the IRS for tax years 2002-2007 asserting a liability for taxes, penalties and interest of approximately $890 million related to foreign tax credits and other deductions claimed by a deconsolidated subsidiary in connection with a financing transaction. Management has consulted with outside counsel and continues to believe that BB&T’s treatment of this transaction was in compliance with applicable tax laws and regulations. Consequently, BB&T will pay the disputed tax, penalties and interest in the first quarter of 2010 and then file a lawsuit seeking a refund in federal court. Management believes the Company’s current reserves for this matter are adequate, although the final outcome is uncertain. Final resolution of this matter is not expected to occur within the next twelve months. Various years remain subject to examination by state taxing authorities. Please refer to Note 13 “Income Taxes” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to BB&T’s unresolved tax issues related to tax examinations by the IRS and other taxing authorities.

During the fourth quarter of 2008, BB&T agreed to treat its leveraged leases in accordance with the IRS’s proposal that, among other things, allows 20% of deductions, imputes interest income and deems the remaining transactions to be terminated as of December 31, 2008. As a result of this settlement, BB&T recognized pre-tax interest income of $93 million, or $60 million after-tax, which is reflected as a reduction in tax expense. As a result of changes in the timing of tax payments, a recalculation of each transaction was required that resulted in a $67 million charge to interest income and a corresponding $24 million tax benefit. As part of the IRS proposal, all gains on leases terminated prior to December 31, 2010 are treated as nontaxable. During 2009, BB&T terminated a number of leveraged lease transactions, which resulted in tax benefits of $18 million.

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

BB&T uses a variety of financial instruments to manage various financial risks. These instruments, commonly referred to as derivatives, primarily consist of interest-rate swaps, swaptions, caps, floors, collars, financial forward and futures contracts, when-issued securities and options written and purchased. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. BB&T uses derivatives primarily to manage risk related to securities, business loans, Federal funds purchased, other overnight funding, long-term debt, mortgage servicing rights, mortgage banking operations and certificates of deposit. BB&T also uses derivatives to facilitate transactions on behalf of its clients. BB&T’s derivatives produced a benefit to net interest income of $209 million during 2009, a benefit to net interest income of $101 million in 2008 and a decrease in net interest income of $19 million in 2007. The increase in benefits to net interest income from derivatives activities during 2009 compared to 2008 was primarily the result of benefits received on interest rate swaps on commercial loans. The increase in benefits to net interest income from 2007 to 2008 can primarily be attributed to decreases in rates that affected the benefits received on BB&T’s interest rate swaps on its medium and long-term debt.

Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties, and are not a measure of financial risk. On December 31, 2009, BB&T had derivative financial instruments outstanding with notional amounts totaling $66.2 billion. The estimated net fair value of open contracts was $283 million at December 31, 2009.

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

BB&T’s interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions at December 31, 2009, and is not necessarily indicative of positions on other dates. The carrying amounts of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows.

Table 22

Interest Rate Sensitivity Gap Analysis

December 31, 2009

	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in millions)
Assets
Securities and other interest-earning assets (1,4)	$6,981	$7,769	$4,932	$16,120	$35,802
Federal funds sold and securities purchased under resale agreements or similar arrangements	398	—	—	—	398
Loans and leases (2)	72,351	15,727	7,600	10,529	106,207

Total interest-earning assets	79,730	23,496	12,532	26,649	142,407

Liabilities
Client time deposits	26,177	9,933	1,373	3	37,486
Other client deposits with no stated maturity (3)	21,380	13,654	3,499	11,796	50,329
Other interest-bearing deposits (4)	6,728	1,151	—	326	8,205
Federal funds purchased, securities sold under repurchase agreements and Short-term borrowed funds	8,106	—	—	—	8,106
Long-term debt (4)	5,133	3,338	1,270	11,635	21,376

Total interest-bearing liabilities	67,524	28,076	6,142	23,760	125,502

Asset-liability gap	$12,206	$(4,580)	$6,390	$2,889

Cumulative interest rate sensitivity gap	$12,206	$7,626	$14,016	$16,905

(1)	Securities based on amortized cost.
(2)	Loans and leases include loans held for sale and are net of unearned income.
(3)	Projected runoff of deposits that do not have a contractual maturity date was computed based upon decay rate assumptions developed by bank regulators to assist banks in addressing FDICIA rule 305.
(4)	The maturity periods have been adjusted to reflect the impact of hedging strategies.

Management uses Interest Sensitivity Simulation Analysis (“Simulation”) to measure the sensitivity of projected earnings to changes in interest rates. The Simulation model projects net interest income and interest rate risk for a rolling two-year period of time. Simulation takes into account the current contractual agreements that BB&T has made with its customers on deposits, borrowings, loans, investments and commitments to enter into those transactions. Furthermore, the Simulation considers the impact of expected customer behavior. Management monitors BB&T’s interest sensitivity by means of a computer model that incorporates the current volumes, average rates earned and paid, and scheduled maturities and payments of asset and liability portfolios, together with multiple scenarios of projected prepayments, repricing opportunities and anticipated volume growth. Using this information, the model projects earnings based on projected portfolio balances under multiple interest rate scenarios. This level of detail is needed to simulate the effect that changes in interest rates and portfolio balances may have on the earnings of BB&T. This method is subject to the accuracy of the assumptions that underlie the process, but management believes that it provides a better illustration of the sensitivity of earnings to changes in interest rates than other analyses such as static or dynamic gap. In addition to Simulation analysis, BB&T uses Economic Value of Equity (“EVE”) analysis to focus on changes in capital given potential changes in interest rates. This measure also allows BB&T to analyze interest rate risk that falls outside the analysis window contained in the Simulation model. The EVE model is a discounted cash flow of the entire portfolio of BB&T’s assets, liabilities, and derivatives instruments. The difference in the present value of assets minus the present value of liabilities is defined as the economic value of BB&T’s equity.

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

Table 23

Interest Sensitivity Simulation Analysis

Interest Rate Scenario			Annualized Hypothetical Percentage Change in Net Interest Income
Linear Change in Prime Rate	Prime Rate
	December 31,		December 31,
	2009	2008	2009	2008
2.00%	5.25%	5.25%	1.60%	1.87%
1.00	4.25	4.25	.59	1.65
No Change	3.25	3.25	—	—
(.25)	3.00	3.00	.38	(1.54)

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

Table 24

Economic Value of Equity ("EVE") Simulation Analysis

Change in Rates	EVE/Assets		Hypothetical Percentage Change in EVE
	December 31,		December 31,
	2009	2008	2009	2008
2.00%	7.3%	7.2%	.6%	(2.6)%
1.00	7.3	7.4	.6	1.0
No Change	7.2	7.4	—	—
(.25)	7.2	7.3	(.5)	(1.3)

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

The purpose of the Parent Company is to serve as the capital financing vehicle for the operating subsidiaries. The assets of the Parent Company consist primarily of cash on deposit with Branch Bank, equity investments in subsidiaries, advances to subsidiaries, accounts receivable from subsidiaries, and other miscellaneous assets. The principal obligations of the Parent Company are principal and interest on master notes, long-term debt, and redeemable capital securities. The main sources of funds for the Parent Company are dividends and management fees from subsidiaries, repayments of advances to subsidiaries, and proceeds from the issuance of long-term debt and master notes. The primary uses of funds by the Parent Company are for the retirement of common stock, investments in subsidiaries, advances to subsidiaries, dividend payments to shareholders, and interest and principal payments due on long-term debt and master notes.

The primary source of funds used for Parent Company cash requirements has been net proceeds from the issuance of long-term debt, which totaled $3.9 billion in 2009. In addition, dividends received from Branch Bank and its subsidiaries totaled $459 million during 2009. Funds raised through master note agreements with commercial clients are placed in a note receivable at Branch Bank primarily for its use in meeting short-term funding needs and, to a lesser extent, to support the short-term temporary cash needs of the Parent Company. At December 31, 2009 and 2008, master note balances totaled $1.0 billion and $1.7 billion, respectively.

The Parent Company had five issues of senior notes outstanding totaling $2.8 billion and five issues of subordinated notes outstanding totaling $3.0 billion at December 31, 2009. In addition, as of December 31, 2009, the Parent Company had $3.3 billion of junior subordinated debentures outstanding to unconsolidated trusts. Please refer to Note 10 “Long-Term Debt” in the “Notes to Consolidated Financial Statements” for additional information with respect to these senior notes, subordinated notes and junior subordinated debentures.

Branch Bank has several major sources of funding to meet its liquidity requirements, including access to capital markets through issuance of senior or subordinated bank notes and institutional certificates of deposit, access to the FHLB system, dealer repurchase agreements and repurchase agreements with commercial clients, participation in the Treasury, Tax and Loan and Special Direct Investment programs with the Federal Reserve Bank, access to the overnight and term Federal funds markets, use of a Cayman branch facility, access to retail brokered certificates of deposit and a borrower in custody program with the Federal Reserve Bank for the discount window. As of December 31, 2009, BB&T has approximately $39 billion of secured borrowing capacity, which represents approximately 413% of one year wholesale funding maturities.

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

Table 25

Credit Ratings of BB&T Corporation and Branch Bank

December 31, 2009

	S&P	Moody’s	Fitch	DBRS
BB&T Corp.
Commercial Paper	A-1	P1	F1	R-1(middle)
Issuer	A	A1	A+	AA(low)
LT/Senior debt	A	A1	A+	AA(low)
Subordinated debt	A-	A2	A	A(high)
Trust Preferred Securities	BBB	A2	A-	A(high)

Branch Bank
Bank financial strength	A+/A-1	B	B	NA
Long term deposits	A+	Aa2	AA-	AA
LT/Senior unsecured bank notes	A+	Aa2	A+	AA
Other long term senior obligations	A+	Aa2	AA-	AA
Other short term senior obligations	A-1	P1	F1	R-1(high)
Short term bank notes	A-1	P1	F1	R-1(high)
Short term deposits	A-1	P1	F1+	R-1(high)
Subordinated bank notes	A	Aa3	A	AA(low)

Ratings Outlook:
Credit Trend	Stable	Negative	Negative	Negative

On February 17, 2010, Moody’s Investors Service announced a downgrading of BB&T’s trust preferred securities from “A2” to “A3” due to a change in their methodology for evaluating these types of securities.

BB&T, Branch Bank and BB&T FSB have Contingency Funding Plans (“CFPs”) designed to ensure that liquidity sources are sufficient to meet their ongoing obligations and commitments, particularly in the event of a liquidity contraction. The CFPs are designed to examine and quantify the organization’s liquidity under various “stress” scenarios. Additionally, the CFPs provide a framework for management and other critical personnel to follow in the event of a liquidity contraction or in anticipation of such an event. The CFPs address authority for activation and decision making, liquidity options and the responsibilities of key departments in the event of a liquidity contraction.

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

Contractual Obligations, Commitments, Contingent Liabilities, Off-Balance Sheet Arrangements, and Related Party Transactions

The following table presents, as of December 31, 2009, BB&T’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities. Further discussion of the nature of each obligation is included in Note 15 “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements.”

Table 26

Contractual Obligations and Other Commitments

December 31, 2009

	Total	Less than One Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(Dollars in millions)
Contractual Cash Obligations
Long-term debt	$21,376	$326	$3,702	$2,672	$14,676
Operating leases (1)	1,199	172	280	208	539
Commitments to fund affordable housing investments	371	286	64	20	1
Venture capital commitments	183	68	105	10	—
Tax assessment (2)	890	890	—	—	—
Purchase of premises and equipment from FDIC (3)	200	200	—	—	—
Time deposits	45,691	32,905	11,084	1,373	329

Total contractual cash obligations	$69,910	$34,847	$15,235	$4,283	$15,545

(1)	Excludes leases associated with the Colonial acquisition that were assumed in February 2010. Annual lease payments of approximately $30 million are expected.
(2)	Disputed tax payment expected to be made in first quarter 2010 for which BB&T plans to file a lawsuit seeking a refund.
(3)	Estimated value of premises and equipment to be purchased from FDIC in connection with the Colonial acquisition.

BB&T’s significant commitments include certain investments in affordable housing and historic building rehabilitation projects throughout its market area. BB&T enters into such arrangements as a means of supporting local communities and recognizes tax credits relating to these investments. At December 31, 2009, BB&T’s investments in such projects totaled $1.1 billion, which includes outstanding commitments of $371 million. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. Branch Bank typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. As of December 31, 2009, BB&T had $165 million in loan commitments outstanding related to these projects, of which $73 million had been funded. BB&T’s risk exposure relating to such commitments is generally limited to the amount of investments and loan commitments made. Please refer to Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” for further discussion of these investments in limited partnerships.

In addition, BB&T enters into derivative contracts to manage various financial risks. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. Derivative contracts are carried at fair value on the Consolidated Balance Sheets with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Derivative contracts are written in amounts referred to as notional amounts, which only provide the basis for calculating payments between counterparties and are not a measure of financial risk. Therefore, the derivative liabilities recorded on the balance sheet as of December 31, 2009 do not represent the amounts that may ultimately be paid under these contracts. Further discussion of derivative instruments is included in Note 1 “Summary of Significant Accounting Policies” and Note 19 “Derivative Financial Instruments” in the “Notes to Consolidated Financial Statements.”

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

BB&T has investments and future funding commitments to certain venture capital funds. As of December 31, 2009, BB&T had investments of $281 million related to these ventures and future funding commitments of $183 million. BB&T’s risk exposure relating to such commitments is generally limited to the amount of investments and future funding commitments made.

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

Table 27

Summary of Significant Commitments

December 31, 2009

(Dollars in millions)

Lines of credit	$15,322
Letters of credit and financial guarantees written	7,999
Other commitments (1)	20,808

Total significant commitments	$44,129

(1)	Other commitments include unfunded business loan commitments, unfunded overdraft protection on demand deposit accounts and other unfunded commitments to lend.

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

The capital of BB&T’s subsidiaries is regularly monitored to determine if the levels that management believes are the most beneficial and efficient for their operations are maintained. Management intends to maintain capital at Branch Bank and BB&T FSB at levels that will result in these subsidiaries being classified as “well-capitalized” for regulatory purposes. Secondarily, it is management’s intent to maintain Branch Bank’s capital at levels that result in regulatory risk-based capital ratios that are generally comparable with peers of similar size, complexity and risk profile. If the capital levels of Branch Bank increase above these guidelines, excess capital may be transferred to the Parent Company, subject to regulatory and other operating considerations, in the form of special dividend payments.

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

Risk-based capital ratios measure capital as a percentage of a combination of risk-weighted balance sheet and off-balance sheet risk. The risk-weighted values of both balance sheet and off-balance sheet items are determined in accordance with risk factors specified by Federal bank regulatory pronouncements. As of December 31, 2009, federal bank regulators did not prescribe measures of tangible capital and, therefore, these measures were considered non-GAAP. BB&T uses the Tier 1 common equity definition used in the SCAP assessment to calculate measures of tangible capital and Tier 1 common capital. BB&T’s management uses these measures to assess the quality of capital and believes that investors may find them useful in their analysis of the Corporation. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies.

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

In addition to the risk-based capital measures described above, regulators have also established minimum leverage capital requirements for banking organizations. The minimum required Tier 1 leverage ratio ranges from 3% to 5% depending upon Federal bank regulatory agency evaluations of an organization’s overall safety and soundness. BB&T’s regulatory and tangible capital ratios are set forth in the following table.

Table 28

Capital—Components and Ratios

	December 31,
	2009	2008
Risk-based:
Tier 1	11.5%	12.3%
Total	15.8	17.4
Leverage capital	8.5	9.9

Non-GAAP capital measures (1)
Tangible common equity as a percentage of tangible assets	6.2	5.3
Tier 1 common equity as a percentage of risk-weighted assets	8.5	7.1

Calculations of Tier 1 common equity and tangible assets and related measures:
Tier 1 equity	$13,456	$13,446
Less:
Preferred stock	—	3,082
Qualifying restricted core capital elements	3,497	2,607

Tier 1 common equity	$9,959	$7,757

Total assets	$165,764	$152,015
Less:
Intangible assets, net of deferred taxes	6,553	5,873
Plus:
Pre-tax regulatory adjustments for accumulated OCI	806	1,220

Tangible assets	$160,017	$147,362

Total risk-weighted assets (2)	$117,167	$109,757

Tangible common equity as a percentage of tangible assets	6.2%	5.3%
Tier 1 common equity as a percentage of risk-weighted assets	8.5	7.1

Tier 1 common equity	$9,959	$7,757
Outstanding shares at end of period	689,750	559,248
Tangible book value per common share	$14.44	$13.87

(1)	Tangible common equity and Tier 1 common equity ratios are non-GAAP measures. BB&T uses the Tier 1 common equity definition used in the SCAP assessment to calculate these ratios. BB&T's management uses these measures to assess the quality of capital and believes that investors may find them useful in their analysis of the Corporation. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies.
(2)	Risk-weighted assets are determined based on regulatory capital requirements. Under the regulatory framework for determining risk-weighted assets each asset class is assigned a risk-weighting of 0%, 20%, 50% or 100% based on the underlying risk of the specific asset class. In addition, off balance sheet exposures are first converted to a balance sheet equivalent amount and subsequently assigned to one of the four risk-weightings.

As further described below and reflected in the table, BB&T has entered into a transaction involving the issuance of capital securities (“Capital Securities”) by a Delaware statutory trust formed by the Company (the “Trust”). Simultaneously with the closing of this transaction, BB&T entered into a replacement capital covenant (the “Replacement Capital Covenant”) for the benefit of persons that buy, hold or sell a specified series of long-term indebtedness of the Company or its largest depository institution subsidiary (the “Specified Debt”). The Replacement Capital Covenant provides that neither BB&T nor any of its subsidiaries (including the Trust) will repay, redeem or purchase any of the Capital Securities and the securities held by the Trust (the “Other Securities”), as applicable, on or before the date specified in the Replacement Capital Covenant, with certain limited exceptions, except to the extent that, during the 180 days prior to the date of that repayment, redemption or purchase, the Company has received proceeds from the sale of qualifying securities that (i) have equity-like characteristics that are the same as, or more equity-like than, the applicable characteristics of the Capital Securities or Other Securities, as applicable, at the time of repayment, redemption or purchase, and (ii) the Company has obtained the prior approval of the Federal Reserve Board, if such approval is then required by the Federal Reserve Board.

The following table identifies the (i) closing date for the transaction, (ii) issuer, (iii) series of Capital Securities issued, (iv) Other Securities, and (v) applicable Specified Debt.

Closing Date	Issuer	Capital Securities	Other Securities	Specified Debt
6/12/07	BB&T Capital Trust IV and BB&T Corporation	BB&T Capital Trust IV’s $600,000,000 Fixed to Floating Rate Capital Securities	Company’s $600,010,000 Fixed to Floating Rate Junior Subordinated Debentures due 2077	Company’s 6.75% junior subordinated debentures due 2036 underlying the 6.75% capital securities of BB&T Capital Trust II

Common Stock and Dividends

BB&T’s ability to pay dividends is primarily dependent on earnings from operations, the adequacy of capital and the availability of liquid assets for distribution. BB&T’s ability to generate liquid assets for distribution is dependent on the ability of Branch Bank to pay dividends to the Parent Company. The payment of cash dividends is an integral part of providing a competitive return on shareholders’ investments. The Corporation’s policy is to accomplish this while retaining sufficient capital to support future growth and to meet regulatory requirements. BB&T’s common dividend payout ratio, computed by dividing dividends declared per common share by basic earnings per common share, was 79.31% in 2009 compared to 68.50% in 2008. BB&T’s payout ratio was higher in 2009 due to lower earnings during the economic recession. BB&T’s annual cash dividends declared per common share declined 50.8% during 2009 to $.92 per common share for the year, compared to $1.87 per common share in 2008. On May 11, 2009, BB&T’s Board of Directors reduced the quarterly cash dividend 68% from $.47 to $.15. Decreasing the dividend was necessary due to the continuing poor economic conditions and preserves approximately $725 million of capital per year based on the shares outstanding at the time of the decision. For the fourth quarter of 2009, BB&T’s common dividend payout ratio was 55.56%. BB&T has paid a cash dividend to shareholders every year since 1903. A discussion of dividend restrictions is included in Note 16 “Regulatory Requirements and Other Restrictions” in the “Notes to Consolidated Financial Statements” and in the “Regulatory Considerations” section.

BB&T’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “BBT”. BB&T’s common stock was held by approximately 381,000 shareholders at December 31, 2009 compared to approximately 358,000 at December 31, 2008. The accompanying table, “Quarterly Summary of Market Prices and Dividends Paid on Common Stock,” sets forth the quarterly high and low trading prices and closing sales prices for BB&T’s common stock and the dividends paid per share of common stock for each of the last eight quarters.

Table 29

Quarterly Summary of Market Prices and Cash Dividends Declared on Common Stock

	2009				2008
	Sales Prices			Cash Dividends Declared	Sales Prices			Cash Dividends Declared
	High	Low	Last		High	Low	Last
Quarter Ended:
March 31	$27.72	$12.90	$16.92	$.47	$36.96	$25.92	$32.06	$.46
June 30	28.67	16.27	21.98	.15	37.85	21.40	22.77	.47
September 30	29.81	19.83	27.24	.15	45.31	18.71	37.80	.47
December 31	28.66	23.75	25.37	.15	40.00	21.47	27.46	.47

Year	$29.81	$12.90	$25.37	$.92	$45.31	$18.71	$27.46	$1.87

Share Repurchases

BB&T has periodically repurchased shares of its own common stock. In accordance with North Carolina law, repurchased shares cannot be held as treasury stock, but revert to the status of authorized and unissued shares upon repurchase.

On June 27, 2006, BB&T’s Board of Directors granted authority under a plan (the “2006 Plan”) for the repurchase of up to 50 million shares of BB&T’s common stock as needed for general corporate purposes. The 2006 Plan also authorizes the repurchase of the remaining shares from the previous authorization. The 2006 Plan remains in effect until all the authorized shares are repurchased unless modified by the Board of Directors. No shares were repurchased in connection with the 2006 Plan during 2009 and 2008. During the year ended December 31, 2007, BB&T repurchased 7 million shares of common stock.

Table 30

Share Repurchase Activity

	2009
	Total Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Shares Purchased Pursuant to Publicly-Announced Plan	Maximum Remaining Number of Shares Available for Repurchase Pursuant to Publicly-Announced Plan
	(Shares in Thousands)
October 1-31	9	$27.29	—	44,139
November 1-30	4	25.40	—	44,139
December 1-31	—	—	—	44,139

Total	13	$26.67	—	44,139

(1)	Repurchases reflect shares exchanged or surrendered in connection with the exercise of equity-based awards under BB&T's equity-based compensation plans.
(2)	Excludes commissions.

Segment Results

BB&T’s operations are divided into seven reportable business segments: the Banking Network, Residential Mortgage Banking, Sales Finance, Specialized Lending, Insurance Services, Financial Services and Treasury. These operating segments have been identified based primarily on BB&T’s organizational structure. See Note 21 “Operating Segments” in the “Notes to Consolidated Financial Statements” herein, for additional disclosures related to BB&T’s operating segments, the internal accounting and reporting practices used to manage these segments and financial disclosures for these segments. Fluctuations in noninterest income and noninterest expense incurred directly by the segments are more fully discussed in the “Noninterest Income” and “Noninterest Expense” sections of this discussion and analysis.

Banking Network

The Banking Network had solid internal deposit growth, while the loan portfolios declined slightly due to the general economic conditions and lack of strong demand for lending products during 2009. The total Banking Network was composed of 1,857 banking offices at the end of 2009, an increase of 346 offices compared to 1,511 banking offices at December 31, 2008. The increase in offices was the result of the FDIC-assisted acquisition of Colonial as well as a de novo branching strategy to expand BB&T’s presence in high growth markets. Net income attributable to the Banking Network declined $644 million, or 61.1%, compared to 2008, primarily as a result of higher provision for loan loss expense, credit related expenses primarily in owned real estate expense and FDIC insurance premiums. Comparing 2008 to 2007, net income in the Banking Network decreased $584 million, or 35.7%.

Net interest income for the Banking Network totaled $3.6 billion in 2009 compared to $3.2 billion in 2008. The increase in net interest income was primarily due to an increase of $807 million in the net funds transfer pricing (“FTP”) provided to the Banking Network during 2009, offset by a decrease of $481 million in net interest income from clients. The decline in net interest income from clients in 2009 compared to 2008 was primarily due to lower interest income on loans resulting from the sustained historically low prime rate and increased non-accrual loan balances, partially offset through controlling liability costs. It is important to note that the acquired loan portfolio is covered by the loss sharing agreement under the terms of the Colonial acquisition and managed outside of the Banking Network. The assets and related interest income from this portfolio are included in the Parent/Reconciling Items segment. New loans originated by the acquired Colonial branches after August 14, 2009 will be managed as part of the Banking Network and the associated income will be included in this segment on a go-forward basis. Net interest income earned for 2008 declined by $209 million, or 6.1%, compared to 2007. The decline in the net interest income was primarily due to lower interest income on loans resulting from the decline in the prime rate that began in late 2007.

The economic provision for loan and lease losses increased $1.0 billion, or 123.1%, in 2009 compared to 2008, reflecting the continued deterioration in the residential acquisition and development and commercial real estate portfolios. The economic provision for loan and lease losses increased $685 million, or 441.9%, from 2007 to 2008. The increase during 2008 reflected the deterioration in the residential acquisition and development portfolio, as well as growth in outstanding loans.

Noninterest income in the Banking Network increased $58 million, or 4.7%, during 2009. The acquisition of the Colonial branches contributed $44 million in noninterest income to the Banking Network. The remaining increase in noninterest income was primarily due to growth in bankcard fees, loan fees, and checkcard fees. In 2008, noninterest income increased $140 million, or 12.8%, primarily due to growth in overdraft fees, checkcard fees, and other nondeposit fees and commissions. Noninterest income allocated from other segments, which is reflected as intersegment net referral fees (“referral fees”), increased $207 million, or 81.5%, and $15 million, or 6.3%, in 2009 and 2008, respectively, primarily due to higher referrals for mortgage lending. Noninterest expenses incurred within the Banking Network during 2009 increased $537 million, or 34.8%, compared to 2008. The acquisition of the Colonial branches created $160 million of additional noninterest expense in 2009 for the Banking Network. The remaining increase of $377 million was primarily due to the increase in credit related expenses primarily in owned real estate expense and FDIC insurance premiums. Comparing 2008 to 2007, noninterest expenses increased $72 million, or 4.9%. Allocated corporate expenses increased $6 million, or 0.9%, in 2009. Comparing 2008 to 2007, allocated corporate expenses increased $112 million, or 19.0%, primarily due to increased allocations for certain corporate overhead functions that were previously not allocated to the business units, and increases for loan administration expense, IT services and operations. The increase related to loan administration expense was the result of a change in the methodology for allocating these expenses between business segments.

Total identifiable assets for the Banking Network decreased $2.3 billion in 2009, or 3.6%, to a total of $62.8 billion, compared to an increase of $4.5 billion, or 7.3%, in 2008. The loan portfolios declined slightly due to the general economic conditions and lack of strong demand for lending products during 2009. Total identifiable assets in 2009 included the assets from the Colonial acquisition except for assets covered by FDIC loss share agreements and other acquired loans, while the 2008 balance included the assets from the acquisition of Haven Trust.

Residential Mortgage Banking

BB&T’s mortgage originations totaled $28.2 billion in 2009, up 71.5% from $16.4 billion in 2008. BB&T’s residential mortgage servicing portfolio, which includes portfolio loans on BB&T’s balance sheet and loans serviced for third parties, totaled $73.6 billion at year-end 2009 compared to $59.7 billion at December 31, 2008. Net income attributable to the Residential Mortgage Banking segment increased by $78 million, or 60.9%, in 2009. This increase was primarily due to strong growth in noninterest income, offset in part by an increase in the economic provision for loan loss. Net income increased only slightly between 2008 and 2007, as strong growth in noninterest income was offset by an increase in the economic provision for loan loss. 2008 results in the Residential Mortgage Banking segment were also aided by the implementation of the Fair Value Option for loans held for sale on January 1, 2008.

Net interest income for the Residential Mortgage Banking segment totaled $343 million in 2009, up 14.3% compared to $300 million in 2008. Net interest income in 2008 was up 19.5% compared to 2007. The increase in net interest income in 2009 and 2008 was primarily the result of growth in the held for investment loan portfolio and associated lower funding costs.

The economic provision for loan and lease losses was $333 million for 2009, up $199 million, or 148.5%, from a balance of $134 million in 2008. The growth in the provision reflected higher losses in 2009 and the deterioration in residential real estate markets, especially in Florida, Georgia, Northern Virginia/ DC and some deterioration in the coastal areas of the Carolinas.

Noninterest income in the Residential Mortgage Banking segment increased $383 million, or 171.0%, in 2009. This increase is due to record residential mortgage production revenues and improved hedge performance of the mortgage servicing asset. The higher mortgage originations reflect continued benefits from BB&T’s strong position in the market as a reliable lender and the favorable interest rate environment. Noninterest income was up $104 million, or 86.7%, in 2008 compared to 2007. This increase includes the impact of the implementation of the Fair Value Option for loans held for sale, which resulted in an increase of approximately $21 million in noninterest income when compared to 2007. The remaining variance included a $38 million increase in the net mortgage servicing rights hedge results and growth in mortgage production revenue and loan servicing fees. Noninterest expenses incurred in 2009 within the Residential Mortgage Banking segment increased $44 million, or 52.4%, compared to 2008, and 2008 expenses were up $20 million, or 31.3%, as compared to 2007, primarily reflecting higher incentives associated with the strong sales performance, loan origination costs and foreclosed property expense.

Total 2009 identifiable assets at $19.0 billion for the Residential Mortgage Banking segment increased slightly from 2008 and increased $525 million, or 2.8%, from 2008 to 2007. Increases in mortgage loans were due to growth in loan originations in 2009 and 2008.

Sales Finance

The net loss from the Sales Finance segment was $12 million in 2009, down from net income of $18 million in 2008. This decline is primarily attributable to a higher economic provision for loan and lease losses and related expenses, which more than offset growth in the overall loan portfolio. For 2008, net income reflected a decline of $16 million, or 47.1%, compared to 2007.

Net interest income from the Sales Finance segment increased by $7 million, or 5.9%, during 2009 compared to 2008. This is primarily due to $18 million in interest income growth generated by the indirect recreational and marine vehicle portfolio, as well as $8 million in new interest income generated by an automobile loan portfolio acquired in mid-2009. This growth was offset by a $19 million decline in net interest income from the indirect automobile loan portfolio as a result of lower origination levels caused by weak consumer demand. Loan interest margins remained stable as interest rates declined during 2009. During 2008, net interest income decreased by $2 million, compared to 2007. This decrease was due to a slightly lower margin.

The economic provision for loan and lease losses of $90 million was up 125.0% in 2009 after a 90.5% increase to $40 million in 2008. The increase in 2009 reflects higher loss rates and the current weak economic conditions.

The Sales Finance segment was assessed referral fees of $13 million in 2009 and 2008 to compensate the Banking Network for services. Noninterest expenses incurred within the Sales Finance segment increased 10.7% in 2009 after increasing 12.0% during 2008. Allocated corporate expense increased slightly in 2009 and 2008 compared to the previous years.

Total identifiable assets for the Sales Finance segment of $6.1 billion increased $14 million, or 0.2%, compared to 2008 and $331 million, or 5.7%, from 2008 to 2007.

Specialized Lending

BB&T’s Specialized Lending segment continued to expand during 2009 through strong organic growth and select asset portfolio purchases of certain high performing asset portfolios. Net income from the Specialized Lending segment was $43 million for 2009, up 104.8% compared to 2008. The increase in net income was driven by an asset purchase in insurance premium financing and improved credit performance in consumer auto lending, as well as net interest margin expansion in those businesses. The equipment financing loan and lease portfolio also experienced significant growth in 2009. Net income in 2008 was down $52 million, or 71.2%, compared to 2007 primarily due to a higher provision for credit losses.

Net interest income totaled $605 million in 2009, an increase of 20.8% compared to 2008. Comparing 2008 to 2007, net interest income increased $48 million, or 10.6%. The growth in net interest income in 2009 and 2008 was a result of strong portfolio growth. Average loans for the Specialized Lending segment grew by $1.6 billion, or 29.6%, to $7.1 billion in 2009 compared to 2008. Average loan growth for the segment was $446 million, or 8.7%, in 2008 compared to 2007.

The economic provision for loan and lease losses totaled $332 million in 2009, an increase of $31 million compared to 2008. Comparing 2008 to 2007, the economic provision for loan and lease losses increased $107 million, or 55.2%. The declining rate of growth in the provision for 2009 is primarily attributable to stabilization in the sub-prime auto loan portfolio. Due to the overall higher credit risk profiles of some of the clients of Specialized Lending, loss rates are expected to be higher than conventional bank lending. Loss rates are also affected by shifts in the portfolio mix of the underlying subsidiaries.

Noninterest income produced by the Specialized Lending segment totaled $119 million in 2009, an increase of $3 million, or 2.6%, compared to 2008. Comparing 2008 to 2007, noninterest income increased $26 million, or 28.9%. Noninterest expenses incurred within the Specialized Lending segment in 2009 totaled $284 million, an increase of $41 million, or 16.9%, compared to 2008. Comparing 2008 to 2007, noninterest expenses totaled $243 million, an increase of $37 million, or 18.0%. The increases in noninterest expenses incurred within the Specialized Lending segment were due to a combination of internal growth and growth from acquisitions.

Total identifiable assets for the Specialized Lending segment of $8.2 billion increased $1.6 billion, or 24.2%, between 2008 and 2009 due primarily to internally-generated growth. Comparing 2008 to 2007, total identifiable assets increased $1.0 billion.

Insurance Services

Net income from the Insurance Services segment increased $20 million, or 18.5%, in 2009 compared to 2008. Both acquisition and organic growth have contributed to the growth of Insurance Services despite the ongoing soft market conditions being experienced within the insurance industry. Comparing 2008 to 2007, net income declined $17 million, or 13.6%. The 2007 results included a pre-tax gain of $19 million from the sale of an insurance agency operation.

Noninterest income produced by the Insurance Services segment totaled $1.0 billion during 2009, an increase of $125 million, or 13.8%, compared to 2008. Internal growth combined with the expansion of BB&T’s insurance agency network and insurance brokerage operations were responsible for the growth in noninterest income.

Insurance Services acquired a total of twelve agencies during 2008 and 2009. The four largest acquisitions were Tapco Underwriters, Inc. in Burlington, NC; UnionBanc Insurance Services, Inc. in California; Oswald Trippe and Co., Inc. and J. Rolfe Davis in Florida, which contributed approximately $100 million in noninterest income. Comparing 2008 to 2007, noninterest income increased $68 million, or 8.1%.

Noninterest expenses incurred within the Insurance Services segment increased $75 million, or 10.8% in 2009 compared to 2008. The overall increase in noninterest expenses within the Insurance Services segment during 2009 principally resulted from the continued expansion of the BB&T insurance agency network through twelve acquisitions being closed over the last 24 months. Comparing 2008 to 2007, noninterest expenses increased $73 million, or 11.7%.

Financial Services

Net income from the Financial Services segment increased $64 million, or 66.7%, in 2009. The Financial Services segment experienced positive results from the expansion of its corporate banking initiatives in 2009 along with strong performance from capital markets activities and brokerage operations. Included in this increase was the gain on the sale of its payroll processing business in the fourth quarter as noted below. Financial Services continued to gain traction in its Wealth Division through strong business initiatives with other banking divisions. Net income increased $25 million, or 35.2%, in 2008 based on strong performance in its capital markets activities within Scott & Stringfellow and the general overall growth of the various lines of business within the segment.

Net interest income for the Financial Services segment totaled $130 million in 2009, an increase of $53 million, or 68.8%, compared to 2008. Comparing 2008 to 2007, net interest income increased $22 million, or 40.0%. The increase in net interest income during 2009 was largely a result of a strong increase in the corporate banking program. Additionally, 2009 benefited from strong deposit growth in the Institutional Services and Scott & Stringfellow lines of business. Corporate banking was also the strongest driver in the overall increase in net interest income in 2008.

Noninterest income in the Financial Services segment in 2009 totaled $674 million, up $36 million, or 5.6%, compared to $638 million earned during 2008. This increase is primarily attributed to a gain of $27 million realized upon the sale of BB&T’s payroll processing business, strong profits in the Capital Markets Fixed Income Sales & Trading business and income from the Wealth Management Division. Noninterest income increased by $85 million, or 15.4%, from 2007 to 2008. The revenue increase in 2008 was partially due to strong revenues from investment banking and brokerage operations, as well as increased revenues from the sale of client derivatives partially offset by lower revenues from trust and investment advisory services related to the market value declines seen in the financial markets. Noninterest expenses of $542 million incurred by Financial Services in 2009 decreased $2 million compared to 2008, after increasing by $63 million in the prior year. The prior year increase in noninterest expenses was largely due to higher incentive costs tied to the strong revenue growth.

Total identifiable segment assets for Financial Services increased to a total of $3.1 billion at December 31, 2009, compared to $2.9 billion at year-end 2008, which were down from $4.1 billion at December 31, 2007. The fluctuations in assets within the Financial Services segment are largely related to the size of the trading portfolio.

Treasury

The Treasury segment is responsible for managing the liquidity position for the Corporation, investing excess funds, and managing interest rate risk. Net income from the Treasury segment of $229 million for 2009 was down $186 million, or 44.8%, from 2008. Net income in the Treasury segment is subject to fluctuations based on the interest sensitivity of the Corporation’s balance sheet, the purchases and sales of securities, and the issuance and retirement of funding vehicles. For 2008, net income of $415 million was up from a loss of $86 million in 2007.

Net interest income in the Treasury segment can vary due to changing needs of the Corporation, including the size of the investment portfolio, the need for wholesale funding, and income received from derivatives used to hedge the balance sheet. Net interest expense for the Treasury segment was $59 million in 2009 compared to net interest income of $293 million in 2008. Net interest expense for 2009 consisted of $630 million of net interest income and $689 million of net interest expense from the Funds Transfer Pricing (“FTP”) charge. For 2008, net interest income for the Treasury segment consisted of $300 million of net interest income and $7 million of net interest expense from the FTP charge.

During 2009, noninterest income earned by the Treasury segment totaled $326 million, an increase of 23.0%, compared to $265 million earned during 2008. This increase in noninterest income during 2009 included $239 million in gains on the sale of securities. These gains were partially offset by other-than-temporary-impairment (“OTTI”) write downs of $7 million. For 2008, net gains on the sale of securities totaled $233 million and OTTI was $54 million. For 2007, noninterest income within the Treasury segment totaled $111 million.

The provision for income taxes allocated to the Treasury segment during 2009 was $28 million compared to $161 million in 2008 and a benefit of $106 million in 2007. The changes in the taxes allocated to the Treasury segment are a combination of changes in the level of pretax income and tax-exempt income.

As of December 31, 2009, total identifiable assets in the Treasury segment were $37.5 billion, a slight increase from the prior year. This followed an increase of $13.3 billion, or 55.1%, in 2008 compared to 2007. This increase in assets reflects the initial deployment of the capital invested by the U.S. Treasury as part of the Capital Purchase Program.

Fourth Quarter Results

Net income for the fourth quarter of 2009 was $194 million, compared to $307 million for the comparable period of 2008. Diluted net income for the fourth quarter of 2009 was $.27 per common share compared to $.51 for the same period a year ago. Annualized returns on average assets and average common equity were .47% and 4.52%, respectively, for the fourth quarter of 2009, compared to .86% and 8.47%, respectively, for the fourth quarter of 2008.

Results for the fourth quarter of 2009 include a $27 million gain on the sale of payroll processing business, $9 million in loan revaluation adjustments related to the Colonial acquisition and $7 million in net income tax adjustments. In addition, BB&T recorded $9 million of merger related and restructuring charges in the fourth quarter of 2009 in connection with the acquisition of Colonial. Results for the fourth quarter of 2008 include $66 million in after-tax securities gains, $39 million in after-tax other-than-temporary impairment charges and $17 million in net after tax gains related to a settlement with the IRS in connection with leveraged lease transactions.

Net interest income amounted to $1.3 billion for the fourth quarter of 2009, an increase of 24.2% compared to $1.1 billion for the same period of 2008. Noninterest income totaled $970 million for the fourth quarter of 2009, up 20.2% from $807 million earned during the fourth quarter of 2008. The growth in noninterest income in the fourth quarter of 2009 compared to the same period of 2008 was driven by increases in mortgage banking income, service charges on deposits, checkcard fees and other nondeposit fees and commissions. Noninterest income also benefitted from a $38 million increase in the value of various financial assets isolated for the purpose of providing post-employment benefits and the $27 million gain on the sale of payroll processing business mentioned above. BB&T’s noninterest expense for the fourth quarter of 2009 totaled $1.4 billion, up 34.5% from the $1.0 billion recorded in the fourth quarter of 2008. The increase in noninterest expense was largely due to increases of $115 million for foreclosed property, $34 million in FDIC insurance expense, $17 million from increased pension costs, $38 million for post-employment benefits expense that are offset by additional noninterest income and approximately $159 million of growth resulting from purchase acquisitions.

The fourth quarter 2009 provision for credit losses increased 37.3% to $725 million, compared to $528 million for the fourth quarter of 2008. The increase in the provision for credit losses reflects the deterioration in the credit quality of the loan portfolio that has resulted from the ongoing distressed residential real estate markets and economic recession. The increase in the provision for credit losses also reflects higher net charge-offs in the fourth quarter of 2009, compared to the fourth quarter of 2008.

The fourth quarter 2009 provision for income taxes totaled $13 million, a decrease of $12 million compared to $25 million for the same period of 2008. The provision for income taxes declined as a result of lower pre-tax income and the $7 million in income tax adjustments mentioned above.

The accompanying table, “Quarterly Financial Summary—Unaudited,” presents condensed information relating to quarterly periods in the years ended December 31, 2009 and 2008.

Table 31

Quarterly Financial Summary—Unaudited

	2009				2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in millions, except per share data)
Consolidated Summary of Operations:
Interest income	$1,820	$1,745	$1,640	$1,679	$1,729	$1,793	$1,790	$1,895
Interest expense	497	508	502	533	664	705	722	878
Provision for credit losses	725	709	701	676	528	364	330	223
Securities (losses) gains, net	(1)	31	19	150	41	13	10	43
Other noninterest income	971	909	974	881	766	779	817	728
Noninterest expense	1,361	1,320	1,181	1,069	1,012	1,005	959	935
Provision for income taxes (1)	13	(9)	41	114	25	149	175	201

Net income	194	157	208	318	307	362	431	429

Noncontrolling interest	9	5	4	6	2	4	3	1
Dividends and accretion on preferred stock	—	—	83	41	21	—	—	—

Net income available to common shareholders	$185	$152	$121	$271	$284	$358	$428	$428

Basic earnings per common share	$.27	$.23	.20	.48	.51	.65	.78	.78

Diluted earnings per common share	$.27	$.23	.20	.48	.51	.65	.78	.78

Selected Average Balances:
Assets	$164,719	$157,451	$148,496	$149,876	$141,555	$136,933	$135,557	$133,425
Securities, at amortized cost	34,653	32,599	30,468	31,427	26,573	24,083	23,898	23,414
Loans and leases (2)	105,869	103,334	99,577	99,724	97,224	95,943	94,866	92,718
Total earning assets	141,875	137,176	131,156	132,331	125,144	121,001	119,799	117,414
Deposits	113,622	107,310	94,385	93,934	91,986	90,021	86,685	86,583
Federal funds purchased, securities sold under repurchase agreements and short-term debt	8,584	9,964	14,732	16,804	12,296	8,915	10,350	10,760
Long-term debt	21,232	19,867	17,755	17,436	17,700	20,770	21,697	19,201
Total interest-bearing liabilities	124,616	119,752	111,429	114,346	108,684	106,525	105,646	103,868
Shareholders' equity	16,336	15,537	16,683	16,406	14,967	13,176	13,017	12,961

(1)	Fourth quarter and third quarter 2009 include credits of $7 million and $12 million, respectively, to the provision for income taxes related to non-taxable gains on the sale of leveraged leases. Fourth quarter 2008 includes a credit of $60 million to the provision for income taxes related to a settlement regarding leveraged leases.
(2)	Loans and leases are net of unearned income and include loans held for sale.

SIX YEAR FINANCIAL SUMMARY AND SELECTED RATIOS

(Dollars in millions, except per share data, shares in thousands)

	As of / For the Years Ended December 31,						Five Year Compound Growth Rate
	2009	2008	2007	2006	2005	2004
Summary of Operations
Interest income	$6,884	$7,207	$7,894	$6,893	$5,506	$4,547	8.6%
Interest expense	2,040	2,969	4,014	3,185	1,981	1,199	11.2

Net interest income	4,844	4,238	3,880	3,708	3,525	3,348	7.7
Provision for credit losses	2,811	1,445	448	240	217	249	62.4

Net interest income after provision credit losses	2,033	2,793	3,432	3,468	3,308	3,099	(8.1)
Noninterest income	3,934	3,197	2,774	2,521	2,326	2,119	13.2
Noninterest expense	4,931	3,911	3,624	3,511	3,163	2,895	11.2

Income before income taxes	1,036	2,079	2,582	2,478	2,471	2,323	(14.9)
Provision for income taxes	159	550	836	945	813	764	(26.9)

Net income	877	1,529	1,746	1,533	1,658	1,559	(10.9)

Noncontrolling interest	24	10	12	5	4	1	88.8
Dividends and accretion on preferred stock	124	21	—	—	—	—	NA

Net income available to common shareholders	$729	$1,498	$1,734	$1,528	$1,654	$1,558	(14.1)

Per Common Share
Average shares outstanding:
Basic	629,583	548,847	547,184	539,140	546,916	551,661	2.7
Diluted	635,619	552,498	551,755	543,891	551,380	556,041	2.7
Earnings:
Basic	$1.16	$2.73	$3.17	$2.84	$3.02	$2.82	(16.3)
Diluted	1.15	2.71	3.14	2.81	3.00	2.80	(16.3)
Cash dividends declared	.92	1.87	1.80	1.64	1.49	1.37	(7.7)
Book value	23.47	23.16	23.14	21.69	20.49	19.76	3.5
Average Balances
Securities, at amortized cost	$32,296	$24,497	$23,311	$21,348	$20,467	$18,218	12.1
Loans and leases (1)	102,146	95,195	87,952	79,313	71,517	66,107	9.1
Other assets	20,740	17,189	15,157	13,667	12,628	11,951	11.7

Total assets	$155,182	$136,881	$126,420	$114,328	$104,612	$96,276	10.0

Deposits	$102,381	$88,831	$83,501	$77,230	$70,346	$64,816	9.6
Long-term debt	19,085	19,839	18,045	14,628	11,959	10,886	11.9
Other liabilities	17,478	14,678	12,659	10,939	11,171	9,911	12.0
Shareholders' equity	16,238	13,533	12,215	11,531	11,136	10,663	8.8

Total liabilities and shareholders' equity	$155,182	$136,881	$126,420	$114,328	$104,612	$96,276	10.0

Period-End Balances
Total assets	$165,764	$152,015	$132,618	$121,351	$109,170	$100,509	10.5
Loans and leases (1)	106,207	98,669	91,686	83,591	75,023	68,163	9.3
Deposits	114,965	98,613	86,766	80,971	74,282	67,699	11.2
Long-term debt	21,376	18,032	18,693	15,904	13,119	11,420	13.4
Shareholders' equity	16,241	16,081	12,664	11,826	11,201	10,941	8.2
Selected Ratios
Rate of return on:
Average total assets	.56%	1.12%	1.38%	1.34%	1.58%	1.62%
Average common equity	4.93	11.44	14.25	13.35	14.95	14.71
Average total equity	5.40	11.30	14.30	13.30	14.89	14.63
Dividend payout	79.31	68.50	56.78	57.75	49.34	48.58
Average equity to average assets	10.46	9.89	9.66	10.09	10.65	11.08

(1)	Loans and leases are net of unearned income and include loans held for sale.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Corporation conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on this evaluation under the “COSO” criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2009.

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

There was no change in the Corporation’s internal control over financial reporting that occurred during the fourth quarter of 2009 that has materially affected or is likely to materially affect, the Corporation’s internal control over financial reporting.

The effectiveness of the internal control structure over financial reporting, as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included on page 88, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of BB&T Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of BB&T Corporation and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing on page 87. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

February 26, 2010

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

(Dollars in millions, except per share data, shares in thousands)

	December 31, 2009	December 31, 2008
Assets
Cash and due from banks	$1,584	$1,639
Interest-bearing deposits with banks	667	751
Federal funds sold and securities purchased under resale agreements or similar arrangements	398	350
Segregated cash due from banks	270	379
Trading securities at fair value	636	376
Securities available for sale at fair value ($1,201 covered by FDIC loss share at December 31, 2009)	33,909	32,843
Loans held for sale ($2,551 and $1,396 at fair value at December 31, 2009 and December 31, 2008, respectively)	2,551	1,424
Loans and leases ($8,019 covered by FDIC loss share at December 31, 2009)	103,656	97,245
Allowance for loan and lease losses	(2,600)	(1,574)

Loans and leases, net of allowance for loan and lease losses	101,056	95,671

FDIC loss share receivable	3,062	—
Premises and equipment	1,583	1,580
Goodwill	6,053	5,483
Core deposit and other intangible assets	640	542
Residential mortgage servicing rights at fair value	832	370
Other assets ($215 of foreclosed property and other assets covered by FDIC loss share at December 31, 2009)	12,523	10,607

Total assets	$165,764	$152,015

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$18,945	$13,649
Interest checking	3,420	2,576
Other client deposits	52,097	39,413
Client certificates of deposit	32,298	27,937
Other interest-bearing deposits	8,205	15,038

Total deposits	114,965	98,613

Federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	8,106	10,788
Long-term debt	21,376	18,032
Accounts payable and other liabilities	5,076	8,501

Total liabilities	149,523	135,934

Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, liquidation preference of $1,000,000 per share	—	3,082
Common stock, $5 par	3,449	2,796
Additional paid-in capital	5,620	3,510
Retained earnings	7,539	7,381
Accumulated other comprehensive loss, net of deferred income taxes of $(257) at December 31, 2009 and $(438) at December 31, 2008	(417)	(732)
Noncontrolling interest	50	44

Total shareholders’ equity	16,241	16,081

Total liabilities and shareholders’ equity	$165,764	$152,015

Common shares outstanding	689,750	559,248
Common shares authorized	1,000,000	1,000,000
Preferred shares outstanding	—	3
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2009, 2008 and 2007

(Dollars in millions, except per share data, shares in thousands)

	2009	2008	2007
Interest Income
Interest and fees on loans and leases	$5,547	$6,003	$6,713
Interest and dividends on securities	1,330	1,176	1,130
Interest on other earning assets	7	28	51

Total interest income	6,884	7,207	7,894

Interest Expense
Interest on deposits	1,271	1,891	2,620
Interest on federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	58	235	409
Interest on long-term debt	711	843	985

Total interest expense	2,040	2,969	4,014

Net Interest Income	4,844	4,238	3,880
Provision for credit losses	2,811	1,445	448

Net Interest Income After Provision for Credit Losses	2,033	2,793	3,432

Noninterest Income
Insurance income	1,047	928	853
Service charges on deposits	690	673	611
Mortgage banking income	658	275	115
Investment banking and brokerage fees and commissions	346	354	343
Other nondeposit fees and commissions	229	189	184
Checkcard fees	227	201	180
Bankcard fees and merchant discounts	156	151	139
Trust and investment advisory revenues	139	147	162
Income from bank-owned life insurance	97	84	101
Other income	146	88	89
Securities gains (losses), net
Realized gains (losses), net	240	211	(3)
Other-than-temporary impairments	(172)	(104)	—
Less non-credit portion recognized in other comprehensive income	131	—	—

Total securities gains (losses), net	199	107	(3)

Total noninterest income	3,934	3,197	2,774

Noninterest Expense
Personnel expense	2,517	2,201	2,094
Occupancy and equipment expense	579	509	477
Foreclosed property expense	356	79	31
Professional services	262	204	139
Regulatory charges	230	30	14
Loan processing expenses	135	125	111
Amortization of intangibles	114	100	104
Merger-related and restructuring charges, net	38	15	21
Other expenses	700	648	633

Total noninterest expense	4,931	3,911	3,624

Earnings
Income before income taxes	1,036	2,079	2,582
Provision for income taxes	159	550	836

Net income	877	1,529	1,746

Noncontrolling interest	24	10	12
Dividends and accretion on preferred stock	124	21	—

Net income available to common shareholders	$729	$1,498	$1,734

Earnings Per Common Share
Basic	$1.16	$2.73	$3.17

Diluted	$1.15	$2.71	$3.14

Cash dividends declared	$.92	$1.87	$1.80

Weighted Average Shares Outstanding
Basic	629,583	548,847	547,184

Diluted	635,619	552,498	551,755

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2009, 2008 and 2007

(Dollars in millions, except per share data, shares in thousands)

	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, January 1, 2007	541,475	$—	$2,707	$2,801	$6,596	$(359)	$81	$11,826
Add (Deduct):
Comprehensive income (loss):
Net income	—	—	—	—	1,734	—	12	1,746
Net change in other comprehensive income (loss)	—	—	—	—	—	255	—	255

Total comprehensive income (loss) (Note 12)	—	—	—	—	1,734	255	12	2,001

Stock issued:
In purchase acquisitions (1)	9,083	—	46	365	—	—	—	411
In connection with stock option exercises and other employee benefits, net of cancellations	2,397	—	12	52	—	—	—	64
Redemption of common stock	(7,000)	—	(35)	(219)	—	—	—	(254)
Cash dividends declared on common stock, $1.80 per share	—	—	—	—	(986)	—	—	(986)
Cumulative effect of adoption of accounting principles	—	—	—	—	(425)	—	—	(425)
Equity-based compensation expense	—	—	—	70	—	—	—	70
Other, net	—	—	—	18	—	—	(61)	(43)

Balance, December 31, 2007	545,955	—	2,730	3,087	6,919	(104)	32	12,664

Add (Deduct):
Comprehensive income (loss):
Net income	—	—	—	—	1,519	—	10	1,529
Net change in other comprehensive income (loss)	—	—	—	—	—	(628)	—	(628)

Total comprehensive income (loss) (Note 12)	—	—	—	—	1,519	(628)	10	901

Stock issued:
In purchase acquisitions	7,201	—	36	161	—	—	—	197
In connection with stock option exercises and other employee benefits, net of cancellations	2,219	—	11	52	—	—	—	63
In connection with dividend reinvestment plan	1,415	—	7	37	—	—	—	44
In connection with private placement to BB&T pension plan	2,458	—	12	41	—	—	—	53
In connection with Capital Purchase Program	—	3,082	—	—	—	—	—	3,082
Warrants issued in connection with Capital Purchase Program	—	—	—	52	—	—	—	52
Cash dividends declared on common stock, $1.87 per share	—	—	—	—	(1,028)	—	—	(1,028)
Cash dividends accrued on preferred stock	—	—	—	—	(21)	—	—	(21)
Cumulative effect of adoption of accounting principles	—	—	—	—	(8)	—	—	(8)
Equity-based compensation expense	—	—	—	75	—	—	—	75
Other, net	—	—	—	5	—	—	2	7

Balance, December 31, 2008	559,248	3,082	2,796	3,510	7,381	(732)	44	16,081

	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Add (Deduct):
Comprehensive income (loss):
Net income	—	—	—	—	853	—	24	877
Net change in other comprehensive income (loss)	—	—	—	—	—	315	—	315

Total comprehensive income (loss) (Note 12)	—	—	—	—	853	315	24	1,192

Stock issued:
In purchase acquisitions	1,628	—	8	32	—	—	—	40
In connection with stock option exercises and other employee benefits, net of cancellations	463	—	2	4	—	—	—	6
In connection with dividend reinvestment plan	2,688	—	14	44	—	—	—	58
In connection with 401(k) plan	1,011	—	5	20	—	—	—	25
In common stock offerings	124,712	—	624	2,014	—	—	—	2,638
Redemption of preferred stock and warrant	—	(3,134)	—	(67)	—	—	—	(3,201)
Cash dividends declared on common stock, $.92 per share	—	—	—	—	(570)	—	—	(570)
Cash dividends accrued on preferred stock	—	—	—	—	(73)	—	—	(73)
Equity-based compensation expense	—	—	—	62	—	—	—	62
Other, net	—	52	—	1	(52)	—	(18)	(17)

Balance, December 31, 2009	689,750	$—	$3,449	$5,620	$7,539	$(417)	$50	$16,241

(1)	Additional paid in capital includes the value of replacement stock options.

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2009, 2008 and 2007

(Dollars in millions)

	2009	2008	2007
Cash Flows From Operating Activities:
Net income	$877	$1,529	$1,746
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	2,811	1,445	448
Depreciation	225	198	179
Amortization of intangibles	114	100	104
Equity-based compensation	62	75	70
Discount accretion and premium amortization on long-term debt, net	57	94	121
(Gain) loss on sales of securities, net	(199)	(107)	3
Net (increase) decrease in trading account securities	(260)	633	1,138
Net increase in loans held for sale	(31)	(591)	(383)
Net increase in other assets	(1,058)	(2,264)	(1,505)
Net (decrease) increase in accounts payable and other liabilities	(3,390)	4,233	(824)
Decrease (increase) in segregated cash due from banks	109	(171)	(55)
Other, net	190	179	70

Net cash (used in) provided by operating activities	(493)	5,353	1,112

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	17,074	21,044	2,500
Proceeds from maturities, calls and paydowns of securities available for sale	7,918	4,539	5,604
Purchases of securities available for sale	(22,102)	(36,348)	(8,987)
Originations and purchases of loans and leases, net of principal collected	(392)	(7,894)	(6,286)
Net cash acquired (paid) in business combinations	4,475	311	(141)
Purchases of premises and equipment	(174)	(219)	(256)
Proceeds from sales of foreclosed property or other real estate held for sale	404	143	87
Other, net	30	101	17

Net cash provided by (used in) investing activities	7,233	(18,323)	(7,462)

Cash Flows From Financing Activities:
Net (decrease) increase in deposits	(2,901)	11,325	4,824
Net (decrease) increase in federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	(2,756)	151	1,004
Proceeds from long-term debt	3,865	5,702	5,831
Repayment of long-term debt	(3,728)	(6,867)	(3,709)
Net proceeds from common stock issued	2,727	160	64
Net proceeds from preferred stock issued	—	3,134	—
Redemption of common stock	—	—	(254)
Retirement of preferred stock and warrant	(3,201)	—	—
Cash dividends paid on common stock	(727)	(1,019)	(962)
Cash dividends paid on preferred stock	(93)	—	—
Other, net	(17)	7	(43)

Net cash (used in) provided by financing activities	(6,831)	12,593	6,755

Net (Decrease) Increase in Cash and Cash Equivalents	(91)	(377)	405
Cash and Cash Equivalents at Beginning of Year	2,740	3,117	2,712

Cash and Cash Equivalents at End of Year	$2,649	$2,740	$3,117

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$2,126	$2,937	$3,978
Income taxes	431	730	2,233
Noncash investing and financing activities:
Transfer of loans to foreclosed property	1,551	600	179
Transfer of loans held for sale to loans held for investment	—	—	264
Common stock issued in business combinations	40	197	411

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

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

The accounting and reporting policies of BB&T and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The following is a summary of BB&T’s more significant accounting policies.

Nature of Operations

BB&T is a financial holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its operations primarily through Branch Bank, which has branches in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Tennessee, Kentucky, Florida, Alabama, Indiana, Texas and Washington, D.C. Branch Bank provides a wide range of banking services to individuals and businesses, and offers a variety of loans to businesses and consumers. Such loans are made primarily to individuals residing in the market areas described above or to businesses located within BB&T’s geographic footprint. Branch Bank also markets a wide range of deposit services to individuals and businesses. Branch Bank offers, either directly, or through its subsidiaries, lease financing to businesses and municipal governments; factoring; discount brokerage services, annuities and mutual funds; life insurance, property and casualty insurance, health insurance and commercial general liability insurance on an agency basis and through a wholesale insurance brokerage operation; insurance premium financing; permanent financing arrangements for commercial real estate; loan servicing for third-party investors; direct consumer finance loans to individuals; trust and comprehensive wealth advisory services and association services. BB&T FSB and the direct nonbank subsidiaries of BB&T provide a variety of financial services including credit card lending, automobile lending, equipment financing, full-service securities brokerage, asset management and capital markets services.

Principles of Consolidation

The consolidated financial statements of BB&T include the accounts of BB&T Corporation and those subsidiaries that are majority owned by BB&T and over which BB&T exercises control. In consolidation, all significant intercompany accounts and transactions are eliminated. The results of operations of companies or assets acquired are included only from the dates of acquisition. All material wholly-owned and majority-owned subsidiaries are consolidated unless GAAP requires otherwise.

BB&T evaluates variable interests in entities for which voting interests are not an effective means of identifying controlling financial interests. Variable interests are those in which the value of the interest changes with the fair value of the net assets of the entity exclusive of variable interests. If the results of the evaluation indicate the existence of a primary beneficiary and the entity does not effectively disperse risks among the parties involved, that primary beneficiary is required to consolidate the entity. Likewise, if the evaluation indicates that the requirements for consolidation are not met and the entity has previously been consolidated, then the entity is deconsolidated.

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

Reclassifications

BB&T adopted new guidance related to consolidations on January 1, 2009. This guidance requires that a non-controlling interest in a subsidiary be accounted for as equity in the consolidated balance sheet and that net income include the amounts for both the parent and the non-controlling interest, with a separate amount presented in the statement of income for the non-controlling interest’s share of net income. This guidance also expands the disclosure requirements and provides guidance on how to account for changes in the ownership interest of a subsidiary. In accordance with this guidance, BB&T retrospectively applied the presentation and disclosure provisions for all periods presented. The amounts reclassified in connection with the adoption of this guidance were not material to the consolidated financial statements.

In certain other instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to the current presentation. Such reclassifications had no effect on previously reported cash flows, shareholders’ equity or net income.

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

Business Combinations

BB&T accounts for all business combinations using the acquisition method of accounting. Under this method of accounting, the accounts of an acquired entity are included with the acquirer’s accounts as of the date of acquisition with any excess of purchase price over the fair value of the net assets acquired (including identifiable intangibles) capitalized as goodwill.

To consummate an acquisition, BB&T typically issues common stock and/or pays cash, depending on the terms of the acquisition agreement. For acquisitions that occurred prior to January 1, 2009, the value of common shares issued was determined based on the market price of the securities issued over a reasonable period of time, not to exceed three days before and three days after the measurement date. For acquisitions occurring after December 31, 2008, the value of common shares issued is based upon the market price of the stock as of the closing of the acquisition.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Securities

At the date of purchase, BB&T classifies marketable investment securities as held to maturity, available for sale or trading. Interest income and dividends on securities are recognized in interest income on an accrual basis. Premiums and discounts on debt securities are amortized as an adjustment to interest income using the interest method.

Debt securities acquired where BB&T has both the intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost.

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

BB&T evaluates each held to maturity and available-for-sale security in a loss position for other-than-temporary impairment. In its evaluation BB&T considers such factors as the length of time and the extent to which the market value has been below cost, the financial condition of the issuer, and BB&T’s intent to sell and whether it is more likely than not that the Company will be required to sell the security before the anticipated recovery of the amortized cost basis. Unrealized losses for other-than-temporary impairment on equity securities are recognized in current period earnings. For debt securities that are determined to be other-than-temporarily impaired, BB&T recognizes the expected credit losses in current period earnings.

Trading account securities, which include both debt and equity securities, are reported at fair value. Unrealized market value adjustments, fees, and realized gains or losses from trading account activities (determined by specific identification) are included in noninterest income. Interest income on trading account securities is included in interest and dividends from securities.

Loans Held for Sale

BB&T accounts for new originations of prime residential mortgage and commercial mortgage loans held for sale at fair value. BB&T accounts for derivatives used to economically hedge the loans held for sale at fair value. BB&T accounts for a small portfolio of its loans held for sale using a lower of cost or market basis because these loans are not exchanged in an active market and BB&T does not hedge these assets. Fair value for loans held for sale is primarily based on quoted market prices for securities backed by similar types of loans. Direct loan origination fees and costs related to loans held for sale and accounted for at fair value are not capitalized and

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized in earnings upon the sale of such loans, but rather are recorded as mortgage banking income in the case of the direct loan origination fees and primarily personnel expense in the case of the direct loan origination costs. Gains and losses on sales of mortgage loans are included in mortgage banking income.

Loans and Leases

The Company’s accounting methods for loans differ depending on whether the loans are originated or purchased, and for purchased loans, whether the loans were acquired as a result of a business acquisition or purchased at a discount as a result of credit deterioration since date of origination.

Originated Loans and Leases

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

BB&T classifies loans and leases past due when the payment of principal and interest based upon contractual terms is greater than 30 days delinquent. In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a restructured loan. Modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. The allowance for credit losses on restructured loans is determined by discounting the restructured cash flows by the original effective rate.

Generally, a nonaccrual loan that is restructured remains on nonaccrual for a period of six months to demonstrate the borrower can meet the restructured terms. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains classified as a nonaccrual loan.

Purchased Loans

Loans acquired in a business acquisition after December 31, 2008 are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In determining the acquisition date fair value of purchased loans, and in subsequent accounting, BB&T generally aggregates purchased loans into pools of loans with common risk characteristics. Expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses.

Covered Assets and Related FDIC Loss Share Receivable

Assets subject to loss sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”) are labeled “covered” on the balance sheet and include certain loans, securities and other assets.

The acquisition date fair value of the reimbursement the Company expected to receive from the FDIC under those agreements was recorded in the FDIC loss share receivable on the Consolidated Balance Sheet. The fair value of the FDIC loss share receivable is estimated using a discounted cash flow methodology. The discount rate used in this calculation was determined using a risk-free yield curve plus a premium reflecting the uncertainty related to the timing of cash flows. The income statement effects of the FDIC loss share receivable are included in other income and include the accretion due to discounting and changes in expected reimbursements. Decreases in expected reimbursements will be recognized in income prospectively consistent with the approach taken to recognize increases in cash flows on covered loans. Increases in expected reimbursements will be recognized in income in the same period that the allowance for credit losses for the related loans is recognized.

Nonperforming Assets

Nonperforming assets include non-accrual loans and leases and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of customers’ loan defaults. BB&T’s policies related to when loans are placed on nonaccrual status conform to guidelines prescribed by bank regulatory authorities. Commercial loans and leases are placed on nonaccrual status when it is probable that principal or interest is not fully collectible, or generally when principal or interest becomes 90 days past due, whichever occurs first. Sales finance loans, revolving credit loans, direct retail loans and mortgage loans are placed on nonaccrual status at varying intervals, based on the type of product, when principal and interest becomes between 90 days and 180 days past due. Specialized lending loans are placed on nonaccrual status generally when principal and interest becomes 90 days past due. Certain loans past due 90 days or more may remain on accrual status if management determines that it does not have concern over the collectibility of principal and interest. Generally, when loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance as long as concern exists as to the ultimate collection of the principal. Loans and leases are removed from nonaccrual status when they become current as to both principal and interest and concern no longer exists as to the collectibility of principal and interest.

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The allowance for loan and lease losses is the accumulation of various components that are calculated based on various methodologies. BB&T’s allowance for loan and lease losses consists of (1) a component for individual loan impairment, and (2) components of collective loan impairment.

BB&T maintains specific reserves for individually impaired loans. A loan is impaired when, based on current information and events, it is probable that BB&T will be unable to collect all amounts due (interest as well as principal) according to the contractual terms of the loan agreement. Specific reserves are determined on a loan by loan basis based on management’s best estimate of BB&T’s exposure, given the current payment status of the loan, the present value of expected payments and the value of any underlying collateral.

Management’s estimate of reserves established for collective impairment reflect losses inherent in the loan and lease portfolios as of the balance sheet reporting date. Embedded loss estimates are based on current migration rates and current risk mix. Embedded loss estimates may be adjusted to reflect current economic conditions and current portfolio trends including credit quality, concentrations, aging of the portfolio, and significant policy and underwriting changes.

For loans acquired in a business combination after December 31, 2008, BB&T has generally aggregated the purchased loans into pools of loans with common risk characteristics. In determining the allowance for loan and lease losses, BB&T performs analysis each period to estimate the expected cash flows for each of the loan pools. To the extent that the expected cash flows of a loan pool have decreased since the acquisition date, BB&T establishes an allowance for loan loss.

The methodology used to determine the reserve for unfunded lending commitments is inherently similar to that used to determine the collective component of the allowance for loan and lease losses described above, adjusted for factors specific to binding commitments, including the probability of funding and exposure at default.

While management uses the best information available to establish the allowance for loan and lease losses and the reserve for unfunded lending commitments, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in performing the valuations or, if required by regulators, based upon information available to them at the time of their examinations.

Premises and Equipment

Premises, equipment, capital leases and leasehold improvements are stated at cost less accumulated depreciation or amortization. Land is stated at cost. In addition, purchased software and costs of computer software developed for internal use are capitalized provided certain criteria are met. Depreciation and amortization are computed principally using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease terms, including certain renewals that were deemed probable at lease inception, or the estimated useful lives of the improvements. Capitalized leases are amortized by the same methods as premises and equipment over the estimated useful lives or lease terms, whichever is less. Obligations under capital leases are amortized using the interest method to allocate payments between principal reduction and interest expense. Rent expense and rental income on operating leases is recorded using the straight-line method over the appropriate lease terms.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BB&T uses the long-haul method to assess hedge effectiveness. BB&T documents, both at inception and over the life of the hedge, at least quarterly, its analysis of actual and expected hedge effectiveness. This analysis includes techniques such as regression analysis and hypothetical derivatives to demonstrate that the hedge has been, and is expected to be, highly effective in off-setting corresponding changes in the fair value or cash flows of the hedged item. For cash flow hedges involving interest rate caps and collars, this analysis also includes consideration of whether critical terms match, the strike price of the hedging option matches the specified level beyond (or within) which the entity’s exposure is being hedged, the hedging instrument’s inflows (outflows) at its maturity date completely offset the change in the hedged transaction’s cash flows for the risk being hedged and the hedging instrument can be exercised only on its contractual maturity date. For a qualifying fair value hedge, changes in the value of the derivatives that have been highly effective as hedges are recognized in current period earnings along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged. For a qualifying cash flow hedge, the portion of changes in the fair value of the derivatives that have been highly effective are recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. For qualifying cash flow hedges involving interest rate caps and collars, the initial fair value of the premium paid is allocated and recognized in the same future period that the hedged forecasted transaction impacts earnings.

For either fair value hedges or cash flow hedges, ineffectiveness may be recognized in noninterest income to the extent that changes in the value of the derivative instruments do not perfectly offset changes in the value of

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the hedged items attributable to the risk being hedged. If the hedge ceases to be highly effective, BB&T discontinues hedge accounting and recognizes the changes in fair value in current period earnings. If a derivative that qualifies as a fair value or cash flow hedge is terminated or the designation removed, the realized or then unrealized gain or loss is recognized into income over the original hedge period (fair value hedge) or period in which the hedged item affects earnings (cash flow hedge). Immediate recognition in earnings is required upon sale or extinguishment of the hedged item (fair value hedge) or if it is probable that the hedged cash flows will not occur (cash flow hedge).

Derivatives used to manage economic risk not designated as hedges primarily represent economic risk management instruments of mortgage servicing rights and mortgage banking operations, with gains or losses included in mortgage banking income. In connection with its mortgage banking activities, BB&T enters into loan commitments to fund residential mortgage loans at specified rates and for specified periods of time. To the extent that BB&T’s interest rate lock commitments relate to loans that will be held for sale upon funding, they are also accounted for as derivatives, with gains or losses included in mortgage banking income. Gains and losses on other derivatives used to manage economic risk are primarily associated with client derivative activity and are included in other income.

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

Goodwill and Other Intangible Assets

Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as acquisitions. BB&T allocates goodwill to the reporting unit(s) that receive(s) significant benefits from the acquisition. Goodwill is not amortized over an estimated useful life, but rather is tested at least annually for impairment. BB&T performs its impairment testing in the fourth quarter of each year and more frequently if circumstances exist that indicate a possible reduction in the fair value of the business below its carrying value. BB&T measures impairment using the present value of estimated future cash flows. The analysis is based upon available information regarding expected future cash flows and discount rates. Discount rates are based upon the cost of capital specific to the industry in which the reporting unit operates. If the carrying value of the reporting unit exceeds its fair value, a second analysis is performed to measure the fair value of all assets and liabilities. If, based on the second analysis, it is determined that the fair value of the assets and liabilities of the reporting unit is less than the carrying value, BB&T would recognize impairment for the excess of carrying value over fair value.

Core deposit and other intangible assets include premiums paid for acquisitions of core deposits (“core deposit intangibles”) and other identifiable intangible assets. Intangible assets other than goodwill, which are determined to have finite lives, are amortized based upon the estimated economic benefits received.

Loan Securitizations

BB&T enters into loan securitization transactions related to most of its fixed-rate conforming mortgage loans. In connection with these transactions, loans are converted into mortgage-backed securities issued primarily by the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Federal National Mortgage Association (“Fannie Mae”) and the Government National Mortgage Association (“Ginnie Mae”), and are subsequently sold to third party investors. BB&T records loan securitizations as a sale when the transferred loans are legally isolated from its creditors and the other accounting criteria for a sale are met. Gains or losses recorded on loan securitizations are based in part on the net carrying amount of the loans sold, which is allocated between the loans sold and retained interests based on their relative fair values at the date of sale. BB&T

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

generally retains the mortgage servicing on loans sold. Since quoted market prices are not typically available, BB&T estimates the fair value of these retained interests using modeling techniques to determine the net present value of expected future cash flows. Such models incorporate management’s best estimates of key variables, such as prepayment speeds and discount rates that would be used by market participants based on the risks involved. Gains and losses incurred on loans sold to third party investors are included in mortgage banking income in the Consolidated Statements of Income.

BB&T periodically securitizes mortgage loans that it intends to hold for the foreseeable future and transfers the resulting securities to the securities available for sale portfolio. This is generally accomplished by exchanging the loans for mortgage-backed securities issued primarily by Freddie Mac. Since the transfers are not considered a sale, no gain or loss is recorded in conjunction with these transactions.

Mortgage Servicing Rights

BB&T has two classes of mortgage servicing rights for which it separately manages the economic risks: residential and commercial. Residential mortgage servicing rights are recorded on the Consolidated Balance Sheets at fair value with changes in fair value recorded as a component of mortgage banking income each period. Commercial mortgage servicing rights are recorded as other assets on the Consolidated Balance Sheets at the lower of cost or market and are amortized in proportion to, and over the estimated period that, net servicing income is expected to be received based on projections of the amount and timing of estimated future net cash flows. The amount and timing of estimated future net cash flows are updated based on actual results and updated projections. BB&T periodically evaluates its commercial mortgage servicing rights for impairment.

Equity-Based Compensation

BB&T maintains various equity-based compensation plans. These plans provide for the granting of stock options (incentive and nonqualified), stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to selected BB&T employees and directors. BB&T values share-based awards at the grant date fair value and recognizes the expense over the requisite service period taking into account retirement eligibility.

Changes in Accounting Principles and Effects of New Accounting Pronouncements

BB&T adopted new guidance impacting Business Combinations on January 1, 2009. This guidance requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. In addition, guidance related to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination was adopted. Disclosures required for business combinations are included in Note 2 to these consolidated financial statements.

BB&T adopted new guidance impacting Derivatives and Hedging on January 1, 2009. This guidance requires that an entity provide enhanced disclosures related to derivative and hedging activities. The additional disclosures required by this guidance are included in Note 19 to these consolidated financial statements.

BB&T adopted new guidance impacting Intangibles—Goodwill and Other on January 1, 2009. This guidance amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under GAAP. The adoption of this guidance was not material to the consolidated financial statements.

In December 2008, the FASB issued new guidance impacting Compensation—Retirement Benefits—Defined Benefit Plans—General. The objectives of this guidance are to provide users of the financial statements with

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

more detailed information related to the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, as well as how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. The disclosures about plan assets required by this guidance were effective for BB&T on December 31, 2009 and included in Note 14 to these consolidated financial statements.

In April 2009, the FASB issued new guidance impacting Fair Value Measurements and Disclosures. This provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This also includes guidance on identifying circumstances that indicate a transaction is not orderly, requires additional disclosures of valuation inputs and techniques in interim periods and defines the major security types that are required to be disclosed. This guidance was effective for BB&T on April 1, 2009. The additional disclosures required by this guidance are included in Note 18 to these consolidated financial statements.

In April 2009, the FASB issued new guidance impacting Investments—Debt and Equity Securities. This guidance amends GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance was effective for BB&T on April 1, 2009. BB&T did not have any cumulative effect adjustment related to the adoption of this guidance and the additional disclosures required are included in the Consolidated Statements of Income and in Note 3 to these consolidated financial statements.

In June 2009, the FASB issued new guidance impacting Transfers and Servicing. The objective of this guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This guidance is effective for financial asset transfers occurring after December 31, 2009. The adoption of this guidance is not expected to be material to BB&T’s consolidated financial statements.

In June 2009, the FASB issued new guidance impacting Consolidation of variable interest entities. The objective of this guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance is effective as of January 1, 2010. The adoption of this guidance is not expected to be material to BB&T’s consolidated financial statements.

In September 2009, the FASB issued new guidance that creates a practical expedient to measure the fair value of an alternative investment that does not have a readily determinable fair value. This guidance also requires certain additional disclosures. This guidance is effective for interim and annual periods ending after December 15, 2009. The adoption of this guidance was not material to BB&T’s consolidated financial statements.

In February 2010, the FASB issued new guidance impacting Fair Value Measurements and Disclosures. The new guidance requires a gross presentation of purchases and sales of Level 3 activities and adds a new requirement to disclose transfers in and out of Level 1 and Level 2 measurements. The guidance related to the transfers between level 1 and level 2 measurements is effective for BB&T on January 1, 2010. The guidance that requires increased disaggregation of the level 3 activities is effective for BB&T on January 1, 2011.

NOTE 2.    Business Combinations

Financial Institution Acquisitions

Colonial Bank

On August 14, 2009, Branch Bank entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to acquire certain assets and assume substantially all of the deposits

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and certain liabilities of Colonial Bank, an Alabama state-chartered bank headquartered in Montgomery, Alabama (“Colonial”).

Colonial operated 357 locations in Florida, Alabama, Georgia, Texas and Nevada. Excluding the effects of purchase accounting adjustments, Branch Bank assumed approximately $19.2 billion of the deposits of Colonial. Additionally, Branch Bank purchased approximately $14.3 billion in loans, $165 million of other real estate owned (“OREO”) and $3.7 billion of investment securities. In connection with the acquisition, Branch Bank also entered into loss sharing agreements with the FDIC. Approximately $14.3 billion of acquired loans and OREO and $1.1 billion of the purchased investment securities are covered by loss sharing agreements between the FDIC and Branch Bank.

Pursuant to the terms of these loss sharing agreements, the FDIC’s obligation to reimburse Branch Bank for losses with respect to certain loans, OREO, certain investment securities and other assets (collectively, “covered assets”), begins with the first dollar of loss incurred. The terms of the loss sharing agreement with respect to certain non-agency mortgage-backed securities totaling $624 million at August 14, 2009, provides that Branch Bank will be reimbursed by the FDIC for 95% of any and all losses. All other covered assets are subject to a stated threshold of $5 billion that provides for the FDIC to reimburse Branch Bank for (1) 80% of losses incurred up to $5 billion and (2) 95% of losses in excess of $5 billion. Gains and recoveries on covered assets will offset losses, or be paid to the FDIC, at the applicable loss share percentage at the time of recovery.

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

The loss sharing agreements are subject to certain servicing procedures as specified in the agreements. The expected reimbursements under the loss sharing agreements were recorded as a loss share receivable at their estimated fair value of $3.1 billion on the acquisition date.

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

Branch Bank did not immediately acquire the real estate, banking facilities, furniture or equipment of Colonial as part of the purchase and assumption agreement. However, under the terms of the agreement, Branch Bank had the option through February 1, 2010 to acquire these assets from the FDIC at their fair market value as of the acquisition date. At December 31, 2009, these banking facilities and equipment were leased from the FDIC on a month-to-month basis. Prior to the expiration of this option, Branch Bank notified the FDIC of its intention to purchase certain Colonial premises and equipment with an estimated fair market value totaling approximately $200 million. Branch Bank and the FDIC are continuing to evaluate appraisals related to certain of these assets.

Branch Bank also had an option through February 1, 2010 to assume or repudiate certain lease agreements of Colonial. The repudiation or assumption of these lease agreements was finalized prior to the expiration of this option and the process to determine the fair value of assumed lease obligations is still on-going. To the extent the fair value of lease payments are different than the contractual amounts a goodwill adjustment will be required.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Branch Bank determined that the acquisition of certain net assets of Colonial constituted a business acquisition. Accordingly, the assets acquired and liabilities assumed as of August 14, 2009 are presented at their fair values in the table below. In many cases the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. These fair value estimates are considered preliminary, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. Branch Bank and the FDIC are engaged in ongoing discussions that may impact which assets and liabilities are ultimately acquired or assumed by Branch Bank and/or the purchase price. In addition, the tax treatment of FDIC-assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition date.

The operating results of BB&T for the year ended December 31, 2009 include the operating results produced by the acquired assets and assumed liabilities for the period of August 15, 2009 to December 31, 2009 and were not material to the year ended December 31, 2009. Due primarily to BB&T acquiring only certain assets and liabilities of Colonial, the significant amount of fair value adjustments, and the FDIC loss sharing agreements now in place, historical results of Colonial are not meaningful to BB&T’s results, and thus no pro forma information is presented.

On January 15, 2010, BB&T sold certain Nevada branch locations and approximately $850 million in deposits that were acquired from Colonial.

Approximately $533 million of goodwill and a $176 million core deposit intangible were recorded in connection with this transaction. The amount of goodwill recorded reflects the increased market share and related synergies that are expected to result from the acquisition, and represents the residual difference in the fair value of the net liability assumed by BB&T along with the payment from the FDIC for assuming this liability. The goodwill was assigned to BB&T’s banking network segment. All of the goodwill and core deposit intangible assets recognized are deductible for income tax purposes.

	As Recorded by Colonial Bank	Fair Value Adjustments	As Recorded by BB&T
	(Dollars in millions)
Assets:
Cash, due from banks and federal funds sold	$185	$—	$185
Interest-bearing deposits in banks and the Federal Reserve	876	—	876
Investment securities (including $1,142 of covered securities)	3,723	(4)	3,719
Covered loans held for sale	1,071	—	1,071
Covered loans	13,039	(4,484)	8,555
Non-covered loans	218	(68)	150

Total loans	14,328	(4,552)	9,776
Goodwill	—	533	533
Core deposit intangible	—	176	176
Covered other real estate owned	165	(21)	144
FDIC loss share receivable	—	3,083	3,083
Other assets (including $60 of covered assets)	360	282	642

Total assets acquired	$19,637	$(503)	$19,134

Liabilities:
Deposits	$19,205	$131	$19,336
Repurchase agreements	74	—	74
Advances from Federal Home Loan Bank of Atlanta	3,341	313	3,654
Accrued expenses and other liabilities	90	101	191

Total liabilities assumed	$22,710	$545	$23,255

Due from FDIC for net liabilities assumed	$3,073	$1,048	$4,121

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

Core deposit intangible

This intangible asset represents the value of the relationships that Colonial had with its deposit customers. The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base, reserve requirements and the net maintenance cost attributable to customer deposits.

Other real estate owned (“OREO”)

OREO is presented at the estimated present value that management expects to receive when the property is sold, net of related costs of disposal.

FDIC loss share receivable

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

Deferred taxes

Deferred taxes totaling approximately $306 million, which are reflected in the other assets line in the table above, relate to differences between the financial statement and tax basis of certain acquired assets and liabilities including the acquired loans, loss share receivable and certain acquired long-term debt. Deferred taxes are calculated based on the estimated federal and state income tax rates currently in effect for BB&T.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deposits

The fair values used for the demand and savings deposits that comprise the transaction accounts acquired by definition equal the amount payable on demand at the acquisition date. The fair values for time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered to the interest rates embedded on such time deposits.

Advances from Federal Home Loan Bank of Atlanta

The fair values of Federal Home Loan Bank (FHLB) advances were based on pricing supplied by the FHLB.

Other Financial Institution Acquisitions

On December 12, 2008, BB&T acquired all the deposits and $61 million in assets of Haven Trust Bank of Duluth, Georgia through an agreement with the FDIC. Haven Trust Bank operated four branches with approximately $506 million in deposits.

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

Insurance and Other Non-bank Acquisitions

During 2009, BB&T acquired certain assets of an insurance premium finance business, one insurance agency and two commercial real estate servicing businesses. Including subsequent adjustments, approximately $39 million of goodwill and $29 million of identifiable intangibles were recorded in connection with these acquisitions. During 2008, BB&T acquired eleven insurance businesses and one nonbank financial services company. Including subsequent adjustments, approximately $246 million in goodwill and $156 million of identifiable intangible assets were recorded in connection with these transactions. During 2007, BB&T acquired four insurance agencies and two nonbank financial services companies. Including subsequent adjustments, BB&T recorded approximately $82 million in goodwill and $93 million of identifiable intangibles in connection with these transactions. BB&T also divested one insurance agency during 2007.

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

Merger-Related and Restructuring Activities

BB&T has incurred certain merger-related and restructuring expenses. Merger-related and restructuring expenses or credits include: severance and personnel-related costs or credits, which typically occur in corporate support and data processing functions; occupancy and equipment charges or credits, which relate to costs or gains associated with lease terminations, obsolete equipment write-offs, and the sale of duplicate facilities and equipment; and other merger-related and restructuring charges or credits, which include expenses necessary to convert and combine the acquired branches and operations of merged companies, direct media advertising related to the acquisitions, asset and supply inventory write-offs, investment banking advisory fees, and other similar charges. Merger-related and restructuring charges during 2009, 2008 and 2007 were $38 million, $15 million and $21 million, respectively.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2009 and 2008, there were $15 million and $24 million, respectively, of merger-related and restructuring accruals. Merger-related and restructuring accruals are established when the costs are incurred or once all requirements for a plan to dispose of certain business functions have been approved by management. In general, a major portion of accrued costs are utilized in conjunction with or immediately following the systems conversion, when most of the duplicate positions are eliminated and the terminated employees begin to receive severance. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger and restructuring accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at December 31, 2009 are expected to be utilized during 2010, unless they relate to specific contracts that expire in later years.

NOTE 3.    Securities

The amortized cost and approximate fair values of securities available for sale were as follows:

	December 31, 2009
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(Dollars in millions)
Securities available for sale:
U.S. government-sponsored entities (GSE)	$2,090	$5	$60	$2,035
Mortgage-backed securities issued by GSE	26,649	231	210	26,670
States and political subdivisions	2,176	56	125	2,107
Non-agency mortgage-backed securities	1,339	—	317	1,022
Equity and other securities	852	22	—	874
Covered securities	1,166	47	12	1,201

Total securities available for sale	$34,272	$361	$724	$33,909

	December 31, 2008
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(Dollars in millions)
Securities available for sale:
U.S. government-sponsored entities (GSE)	$1,320	$13	$—	$1,333
Mortgage-backed securities issued by GSE	27,117	338	25	27,430
States and political subdivisions	2,413	8	344	2,077
Non-agency mortgage-backed securities	1,573	—	475	1,098
Equity and other securities	937	2	34	905

Total securities available for sale	$33,360	$361	$878	$32,843

Covered securities include $896 million of non-agency mortgage-backed securities and $305 million of municipal securities acquired as part of the Colonial transaction. All covered securities are covered by one of the FDIC loss share agreements as further discussed in Note 2 to these consolidated financial statements.

At December 31, 2009 and 2008, securities with carrying value of approximately $20.7 billion and $16.1 billion were pledged to secure municipal deposits, securities sold under agreements to repurchase, other borrowings, and for other purposes as required or permitted by law.

BB&T had certain investments in marketable debt securities and mortgage-backed securities issued by Fannie Mae and Freddie Mac that exceeded ten percent of shareholders’ equity at December 31, 2009. The

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fannie Mae investments had total amortized cost and fair values of $18.1 billion at December 31, 2009, while Freddie Mac investments had total amortized cost and fair values of $7.4 billion.

At December 31, 2009, non-agency mortgage-backed securities primarily consisted of residential mortgage-backed securities. Equity securities include investments in stock issued by the FHLB of Atlanta. At December 31, 2009 and 2008, BB&T held $656 million and $479 million, respectively, of investments in FHLB stock.

The gross realized gains and losses and other than temporary impairments recognized in net income during 2009, 2008 and 2007 are reflected in the following table:

	As of December 31
	2009	2008	2007
Gross gains	$241	$244	$22
Gross losses	(1)	(33)	(25)

Net realized gains/(losses)	240	211	(3)

OTTI recognized in net income	(41)	(104)	—

Net securities gains/(losses)	$199	$107	$(3)

The amortized cost and estimated fair value of the debt securities portfolio at December 31, 2009, by contractual maturity, are shown in the accompanying table. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity.

	December 31, 2009
	Available for Sale
	Amortized Cost	Fair Value
	(Dollars in millions)
Debt Securities:
Due in one year or less	$156	$157
Due after one year through five years	164	168
Due after five years through ten years	3,662	3,661
Due after ten years	29,431	29,043

Total debt securities	33,413	33,029
Total securities with no stated maturity	859	880

Total securities	$34,272	$33,909

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables reflect the gross unrealized losses and fair values of BB&T’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates presented.

	December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Securities:
U.S. government-sponsored entities (GSE)	$1,843	$60	$—	$—	$1,843	$60
Mortgage-backed securities issued by GSE	16,338	210	114	—	16,452	210
States and political subdivisions	409	65	274	60	683	125
Non-agency mortgage-backed securities	181	66	825	251	1,006	317
Equity and other securities	13	—	1	—	14	—
Covered securities	94	12	—	—	94	12

Total temporarily impaired securities	$18,878	$413	$1,214	$311	$20,092	$724

	December 31, 2008
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Securities:
Mortgage-backed securities issued by GSE	$4,388	$24	$191	$1	$4,579	$25
States and political subdivisions	1,174	174	328	170	1,502	344
Non-agency mortgage-backed securities	629	235	469	240	1,098	475
Equity and other securities	159	33	20	1	179	34

Total temporarily impaired securities	$6,350	$466	$1,008	$412	$7,358	$878

BB&T periodically evaluates available-for-sale securities for other-than-temporary impairment. Based on its evaluations during 2009, BB&T recognized in net income $41 million of other-than-temporary impairments, of which $39 million primarily related to equity securities. In addition, BB&T recognized $133 million of other-than-temporary impairments on five non-agency mortgage-backed securities, of that amount $2 million was recognized in net income and $131 million was recorded in other comprehensive income. Based on its evaluations during 2008, BB&T recorded $104 million of other-than-temporary impairments related to certain debt and equity securities. No other-than-temporary impairments were recorded during 2007.

On December 31, 2009, BB&T held certain investment securities having continuous unrealized loss positions for more than 12 months. As of December 31, 2009, the unrealized losses on these securities totaled $311 million. All of these losses were in non-agency mortgage-backed and municipal securities. At December 31, 2009, all of the available-for-sale debt securities in an unrealized loss position, excluding those covered by FDIC loss sharing agreements, were investment grade with the exception of (a) one auction rate security with a book value of $2 million; (b) two municipal bonds with a book value of $8 million; (c) eleven non-agency mortgage-backed securities with a book value of $859 million and (d) one non-agency commercial mortgage-backed security with a book value of $25 million. All of the non-investment grade securities referenced above were initially investment grade and have been downgraded since purchase. BB&T evaluated all of its debt securities for credit impairment. Based on its evaluation at December 31, 2009, BB&T determined that certain of the non-investment grade non-agency mortgage-backed securities had credit losses evident and recognized other-than-temporary impairments related to these securities. Approximately $1 million of the decline in fair value related to credit losses and was recognized in net income. BB&T’s evaluation of the other debt securities with continuous unrealized losses indicated that there were no credit losses evident. Furthermore, BB&T does not intend to sell and it is more likely than not that the Company will not be required to sell these debt securities before the anticipated recovery of the amortized cost basis. See the “Summary Analysis Supporting Conclusions” section below for further details regarding BB&T’s below investment grade securities with significant unrealized losses.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Management reviews the result of the cash flow model, internal credit analysis and other market observable information in its estimation of possible future credit losses. If management does not expect to recover the entire amortized cost basis of a mortgage-backed security, the Company records other-than-temporary impairment equal to the amount of expected credit losses in the mortgage-backed security. The remaining amount of unrealized loss is recognized as a component of other comprehensive income.

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary Analysis Supporting Conclusions

The following table presents a detailed analysis of non-investment grade securities with significant unrealized losses that are not covered by a loss sharing arrangement. The expected underlying collateral losses represent losses on the underlying mortgage pools supporting BB&T’s tranche. The benefits from subordination represent the amount of the expected losses the subordinate security holders are obligated to absorb prior to BB&T incurring a loss.

Non-investment grade securities with significant unrealized losses

As of December 31, 2009

(Dollars in millions)

Security	Amortized Cost	Fair Value	Unrealized Loss	Credit Rating			Expected Underlying Collateral Losses	Benefit of Subordination
				Moody’s	S&P	Fitch
Securities with other-than-temporary impairment losses (1):
RMBS 1	$61	$49	$(12)		CCC	CC	$2	$2
RMBS 2	126	94	(32)		CCC	CCC	5	4
RMBS 3	60	49	(11)	Ba2	B	CCC	2	2
RMBS 4	161	121	(40)	Caa1	CCC		7	7
RMBS 5	57	36	(21)	Caa2		C	3	3

Securities without other-than-temporary impairment losses (2):
RMBS 6	62	19	(43)	Caa1	CCC	CC	2	2
RMBS 7	114	75	(39)	Caa2	CCC		6	6
RMBS 8	49	37	(12)	B3	CCC		2	2
RMBS 9	122	70	(52)		CCC	CCC	5	5

(1)	The total amount of other-than-temporary impairment related to these securities was $133 million, and of that amount $2 million was recognized in current year income while $131 million was recorded in other comprehensive income.
(2)	Additional benefits of subordination are available in excess of the expected underlying collateral losses.

NOTE 4.    Loans and Leases

The following table provides a breakdown of BB&T’s loan portfolio as of December 31, 2009 and 2008:

	December 31,
	2009	2008
	(Dollars in millions)
Loans and leases, net of unearned income:
Commercial loans	$49,445	$49,727
Leveraged leases	375	753

Total commercial loans and leases	49,820	50,480

Sales finance loans	6,290	6,354
Revolving credit loans	2,016	1,777
Direct retail loans	14,283	15,454
Residential mortgage loans	15,435	17,091
Specialized lending
Loans	6,953	5,527
Leases	717	562

Total specialized lending	7,670	6,089

Other acquired loans	123	—

Total loans and leases held for investment (excluding covered loans)	95,637	97,245
Covered loans	8,019	—

Total loans and leases held for investment (1)	103,656	97,245
Loans held for sale	2,551	1,424

Total loans and leases	$106,207	$98,669

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Unearned income totaled $580 million and $748 million at December 31, 2009 and 2008, respectively.

Covered loans represent loans acquired from the FDIC subject to one of the loss sharing agreements. Other acquired loans represent consumer loans acquired from the FDIC that are not subject to one of the loss sharing agreements.

BB&T evaluated purchased loans for impairment. Purchased loans with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered impaired. The following table reflects the carrying value of all purchased impaired and nonimpaired loans as of December 31, 2009:

	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total
	(Dollars in millions)
Residential mortgage loans	$826	$806	$1,632
Commercial real estate loans	2,732	2,574	5,306
Commercial loans	94	987	1,081

Total covered loans	3,652	4,367	8,019
Other acquired loans	14	109	123

Total	$3,666	$4,476	$8,142

Changes in the carrying amount and accretable yield for purchased impaired and nonimpaired loans, excluding loans held for sale, were as follows for the year ended December 31, 2009:

	Purchased Impaired		Purchased Nonimpaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(Dollars in millions)
Balance at beginning of period	$—	$—	$—	$—
Additions (1)	997	3,820	1,427	4,885
Accretion	(108)	108	(126)	126
Payments received, net	—	(262)	—	(535)

Balance at end of period	$889	$3,666	$1,301	$4,476

(1)	Represents the fair value of the loans at the date of acquisition.

As of August 14, 2009, the preliminary estimate of the contractually required payments receivable for all purchased impaired loans acquired in the Colonial transaction, including those covered and not covered under loss sharing agreements with the FDIC, were $8.3 billion, the cash flows expected to be collected were $4.8 billion including interest, and the estimated fair value of the loans was $3.8 billion. These amounts were determined based upon the estimated remaining life of the underlying loans, which includes the effects of estimated prepayments. The outstanding balance for all purchased impaired loans as of the acquisition date and December 31, 2009 was $6.3 billion and $5.7 billion, respectively.

For the purchased nonimpaired loans, excluding loans held for sale, the preliminary estimate as of the acquisition date of the contractually required payments receivable were $9.1 billion, the contractual cash flows not expected to be collected were $2.8 billion, and the estimated fair value of the loans was $4.9 billion. The difference between the carrying value of the purchased nonimpaired loans and the expected cash flows is being accreted to interest income over the remaining life of the loans. The outstanding balance for all purchased nonimpaired loans as of the acquisition date and December 31, 2009 was $7.0 billion and $6.6 billion, respectively.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2009, none of the purchased impaired or purchased nonimpaired loans were classified as nonperforming assets. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased loans. There was no allowance for credit losses related to the purchased loans at December 31, 2009.

The following table provides details regarding BB&T’s investment in leveraged leases.

	December 31,
	2009	2008
	(Dollars in millions)
Rentals receivable (net of principal and interest on nonrecourse debt and head lease obligation)	$750	$1,367
Unearned income	(375)	(614)

Investment in leveraged leases, net of unearned income	375	753
Deferred taxes arising from leveraged leases	12	(70)

Net investment in leveraged leases	$387	$683

BB&T entered into a settlement agreement in 2008 with the Internal Revenue Service (“IRS”) regarding its leveraged lease transactions. For tax purposes, the leveraged leases were deemed terminated as of December 31, 2008. Please refer to Note 13 for additional details regarding BB&T’s leveraged lease settlement.

BB&T had $73.6 billion in loans secured by real estate at December 31, 2009. However, these loans were not concentrated in any specific market or geographic area other than Branch Bank’s primary markets. Certain loans have been pledged as collateral for all outstanding Federal Home Loan Bank advances and certain other corporate purposes at December 31, 2009 and 2008.

The following table sets forth certain information regarding BB&T’s impaired loans, excluding acquired impaired loans, that were evaluated for specific reserves:

	December 31,
	2009	2008
	(Dollars in millions)
Total recorded investment—impaired loans	$1,598	$740

Total recorded investment with no related valuation allowance	611	145
Total recorded investment with related valuation allowance	987	595
Allowance for loan and lease losses assigned to impaired loans	(176)	(102)

Net carrying value—impaired loans	$1,422	$638

Average impaired loans for the years ended December 31, 2009, 2008, and 2007 were $1.1 billion, $512 million and $137 million, respectively. The amount of interest that has been recognized as income on impaired loans for any of the last three years was not material.

At December 31, 2009, BB&T had $471 million in loans that were accruing interest under the terms of troubled debt restructurings. This amount consists of $103 million in residential mortgage loans, $54 million in revolving credit loans, $308 million in commercial loans and $6 million in direct retail loans. Loan restructurings generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term. Consequently, a modification that would otherwise not be considered is granted to the borrower. These loans may continue to accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance with the modified terms.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5.    Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments

An analysis of the allowance for credit losses for each of the past three years is presented in the following table:

	For the Years Ended December 31,
	2009	2008	2007
	(Dollars in millions)
Beginning Balance	$1,607	$1,015	$888
Other changes, net	27	(2)	17
Provision for credit losses	2,811	1,445	448
Loans and leases charged-off	(1,862)	(917)	(405)
Recoveries of previous charge-offs	89	66	67

Net loans and leases charged-off	(1,773)	(851)	(338)

Ending Balance	$2,672	$1,607	$1,015

Allowance for loan and lease losses	$2,600	1,574	1,004
Reserve for unfunded lending commitments	72	33	11

Allowance for credit losses	$2,672	$1,607	$1,015

	For the Years Ended December 31,
	2009	2008	2007
	(Dollars in millions)
Nonaccrual loans and leases (1)	$2,718	$1,413	$502
Foreclosed real estate	1,451	538	143
Other foreclosed property	58	79	51

Total foreclosed property	1,509	617	194

Total nonperforming assets (excluding covered assets) (2)	$4,227	$2,030	$696

Loans 90 days or more past due and still accruing (3)(4)	$319	$431	$223

(1)	Covered and other acquired loans are considered to be performing due to the application of the accretion method. Covered loans that are contractually past due are noted in footnote 4 below.
(2)	Excludes foreclosed real estate totaling $160 million as of December 31, 2009 that is covered by FDIC loss sharing agreements.
(3)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase.
(4)	Excludes loans totaling $1.4 billion past due 90 days or more at December 31, 2009 that are covered by FDIC loss sharing agreements.

The gross additional interest income that would have been earned if the loans and leases classified as nonaccrual had performed in accordance with the original terms was approximately $115 million, $69 million and $30 million in 2009, 2008 and 2007, respectively.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6.    Premises and Equipment

A summary of premises and equipment is presented in the accompanying table:

	December 31,
	2009	2008
	(Dollars in millions)
Land and land improvements	$429	$420
Buildings and building improvements	1,039	1,008
Furniture and equipment	1,043	1,012
Leasehold improvements	464	410
Construction in progress	17	69
Capitalized leases on premises and equipment	6	3

Total	2,998	2,922
Less—accumulated depreciation and amortization	(1,415)	(1,342)

Net premises and equipment	$1,583	$1,580

Useful lives for premises and equipment are as follows: buildings and building improvements—40 years; furniture and equipment—5 to 10 years; leasehold improvements—estimated useful life or lease term, including certain renewals which were deemed probable at lease inception, whichever is less; and capitalized leases on premises and equipment—estimated useful life or remaining term of tenant lease, whichever is less. Certain properties are pledged to secure mortgage indebtedness totaling $2 million at December 31, 2009 and 2008.

BB&T has noncancelable leases covering certain premises and equipment. Many of the leases have one or more renewal options, generally for periods of two to five years. Total rent expense applicable to operating leases was $210 million, $164 million and $159 million for 2009, 2008 and 2007, respectively. Rental income from owned properties and subleases was $7 million, $7 million and $8 million for 2009, 2008 and 2007, respectively. Future minimum lease payments for operating leases for the five years subsequent to 2009 are $172 million, $153 million, $127 million, $112 million and $96 million. The payments for 2015 and later years total $539 million.

Branch Bank did not immediately acquire the real estate, banking facilities, furniture or equipment of Colonial as part of the purchase and assumption agreement. However, Branch Bank has the option to purchase the real estate and furniture and equipment from the FDIC. At December 31, 2009, all Colonial banking facilities and equipment were leased from the FDIC on a month-to-month basis.

NOTE 7.    Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill attributable to each of BB&T’s operating segments for the years ended December 31, 2009 and 2008 are reflected in the table below. To date, there have been no goodwill impairments recorded by BB&T.

	Goodwill Activity by Operating Segment
	Banking Network	Residential Mortgage Banking	Sales Finance	Specialized Lending	Insurance Services	Financial Services	All Other	Total
	(Dollars in millions)
Balance January 1, 2008	$4,035	$7	$93	$100	$741	$192	$26	$5,194
Acquired goodwill, net	—	—	—	1	246	—	—	247
Contingent consideration	—	—	—	—	48	—	—	48
Other adjustments	3	—	—	(3)	(6)	—	—	(6)

Balance December 31, 2008	4,038	7	93	98	1,029	192	26	5,483

Acquired goodwill, net	533	—	—	10	29	—	—	572
Contingent consideration	—	—	—	—	2	—	—	2
Other adjustments	(2)	—	—	2	(4)	—	—	(4)

Balance, December 31, 2009	$4,569	$7	$93	$110	$1,056	$192	$26	$6,053

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the gross carrying amounts and accumulated amortization for BB&T’s identifiable intangible assets subject to amortization at the dates presented:

	Identifiable Intangible Assets
	As of December 31, 2009			As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Identifiable intangible assets
Core deposit intangibles	$633	$(375)	$258	$457	$(325)	$132
Other (1)	755	(373)	382	719	(309)	410

Totals	$1,388	$(748)	$640	$1,176	$(634)	$542

(1)	Other identifiable intangibles are primarily customer relationship intangibles.

During the years ended December 31, 2009, 2008 and 2007, BB&T incurred $114 million, $100 million and $104 million, respectively, in pretax amortization expenses associated with core deposit intangibles and other intangible assets. At December 31, 2009, the weighted-average remaining life of core deposit intangibles and other identifiable intangibles was 9.7 years and 13.3 years, respectively.

Estimated amortization expense of identifiable intangible assets for each of the next five years total $125 million, $100 million, $82 million, $66 million and $53 million.

NOTE 8.    Loan Servicing

Residential Mortgage Banking Activities

The following table includes a summary of residential mortgage loans managed or securitized and related delinquencies and net charge-offs:

	Years Ended December 31,
	2009	2008
	(Dollars in millions)
Mortgage Loans Managed or Securitized (1)	$21,637	$21,477
Less: Loans Securitized and Transferred to Securities Available for Sale	60	573
Loans Held for Sale	2,524	1,343
Covered Mortgage Loans	1,632	—
Mortgage Loans Sold with Recourse	1,986	2,470

Mortgage Loans Held for Investment	$15,435	$17,091

Mortgage Loans on Nonaccrual Status	$767	$375
Mortgage Loans 90 Days Past Due and Still Accruing Interest	158	165
Mortgage Loan Net Charge-offs	275	95

(1)	Balances exclude loans serviced for others, with no other continuing involvement.

The unpaid principal balances of BB&T’s total residential mortgage servicing portfolio were $73.6 billion, $59.7 billion and $51.0 billion at December 31, 2009, 2008 and 2007, respectively. The unpaid principal balances of residential mortgage loans serviced for others consist primarily of agency conforming fixed-rate mortgage loans and totaled $54.5 billion, $40.7 billion and $32.1 billion at December 31, 2009, 2008 and 2007, respectively. Mortgage loans serviced for others are not included in loans on the accompanying Consolidated Balance Sheets. BB&T recognized servicing fees of $190 million, $145 million and $114 million during 2009, 2008 and 2007, respectively, as a component of mortgage banking income.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2009, 2008 and 2007, BB&T sold residential mortgage loans with unpaid principal balances of $25.8 billion, $13.4 billion and $7.5 billion, respectively, and recognized pretax gains of $357 million, $78 million and $12 million, respectively, which were recorded in noninterest income as a component of mortgage banking income. BB&T retained the related mortgage servicing rights and receives servicing fees. At December 31, 2009 and 2008, the approximate weighted average servicing fee was .37% of the outstanding balance of the residential mortgage loans. The weighted average coupon interest rate on the portfolio of mortgage loans serviced for others was 5.57% and 6.03% at December 31, 2009 and 2008, respectively.

At December 31, 2009, BB&T had $2.0 billion of residential mortgage loans sold with limited recourse liability. In the event of nonperformance by the borrower, BB&T has maximum recourse exposure of approximately $667 million on these mortgage loans. At December 31, 2009, BB&T has recorded $6 million of reserves related to these recourse exposures.

The Company also has securitized residential mortgage loans and retained the resulting securities available for sale. As of December 31, 2009, the fair value of the securities available for sale still owned by BB&T was $62 million and the remaining unpaid principal balance of the underlying loans totaled $60 million. Based on the performance of the underlying loans and general liquidity of the securities, the Company’s recovery of the cost basis in the securities has not been significantly impacted by changes in interest rates, prepayment speeds or credit losses.

Residential mortgage servicing rights are recorded on the Consolidated Balance Sheets at fair value with changes in fair value recorded as a component of mortgage banking income in the Consolidated Statements of Income for each period. BB&T uses various derivative instruments to mitigate the income statement effect of changes in fair value, due to changes in valuation inputs and assumptions, of its residential mortgage servicing rights. The following is an analysis of the activity in BB&T’s residential mortgage servicing rights for the years ended December 31, 2009, 2008 and 2007:

	Residential Mortgage Servicing Rights For the Years Ended December 31,
	2009	2008	2007
	(Dollars in millions)
Carrying value, January 1,	$370	$472	$484
Additions	398	212	134
Purchases	—	—	4
Increase (decrease) in fair value:
Due to changes in valuation inputs or assumptions	190	(220)	(60)
Other changes (1)	(126)	(94)	(90)

Carrying value, December 31,	$832	$370	$472

(1)	Represents the realization of expected net servicing cash flows, expected borrower payments and the passage of time.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BB&T uses assumptions and estimates in determining the fair value of capitalized mortgage servicing rights. These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by market participants to value and bid servicing rights available for sale in the market. At December 31, 2009, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the accompanying table.

	Residential Mortgage Servicing Rights December 31, 2009
	(Dollars in millions)
Fair Value of Residential Mortgage Servicing Rights	$832

Composition of Residential Loans Serviced for Others:
Fixed-rate mortgage loans	99%
Adjustable-rate mortgage loans	1
Total	100

Weighted Average Life	5.2	yrs

Prepayment Speed	14.7%
Effect on fair value of a 10% increase	$(42)
Effect on fair value of a 20% increase	(80)

Weighted Average Discount Rate	9.8%
Effect on fair value of a 10% increase	$(36)
Effect on fair value of a 20% increase	(69)

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

Commercial Mortgage Banking Activities

BB&T also arranges and services commercial real estate mortgages through Grandbridge Real Estate Capital, LLC (“Grandbridge”) the commercial mortgage banking subsidiary of Branch Bank. During the years ended December 31, 2009, 2008 and 2007, Grandbridge originated $2.3 billion, $3.7 billion and $3.0 billion, respectively, of commercial real estate mortgages, the majority of which were arranged for third party investors. As of December 31, 2009, 2008 and 2007, Grandbridge’s portfolio of commercial real estate mortgages serviced for others totaled $24.3 billion, $23.9 billion and $20.8 billion, respectively. Commercial real estate mortgage loans serviced for others are not included in loans on the accompanying Consolidated Balance Sheets. At December 31, 2009, Grandbridge had $4.0 billion in loans serviced for others that were covered by loss sharing agreements. Grandbridge’s maximum recourse exposure associated with these loans is approximately $1.1 billion. BB&T has recorded $12 million of reserves related to these recourse exposures at December 31, 2009.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commercial mortgage servicing rights are recorded as other assets on the Consolidated Balance Sheets at lower of cost or market and amortized in proportion to and over the estimated period that net servicing income is expected to be received based on projections of the amount and timing of estimated future net cash flows. The following is an analysis of the activity in BB&T’s commercial mortgage servicing rights for the years ended December 31, 2009, 2008 and 2007:

	Commercial Mortgage Servicing Rights For the Years Ended December 31,
	2009	2008	2007
	(Dollars in millions)
Carrying value, January 1,	$98	$88	$28
Additions	21	23	13
Purchases	—	1	53
Amortization expense	(18)	(14)	(6)

Carrying value, December 31,	$101	$98	$88

At December 31, 2009, the sensitivity of the current fair value of the capitalized commercial mortgage servicing rights to adverse changes in key economic assumptions are included in the accompanying table.

	Commercial Mortgage Servicing Rights December 31, 2009
	(Dollars in millions)
Fair Value of Commercial Mortgage Servicing Rights	$113

Weighted Average Life	8.0	yrs
Prepayment Speed	0.4%
Effect on fair value of a 10% increase	$(1)
Effect on fair value of a 15% increase	(2)

Weighted Average Discount Rate	12.5%
Effect on fair value of a 25% increase	$(10)
Effect on fair value of a 50% increase	(18)

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of an adverse variation in a particular assumption on the fair value of the mortgage servicing rights is calculated without changing any other assumption; while in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in increased value of escrow deposits), which may magnify or counteract the effect of the change.

NOTE 9.	Federal Funds Purchased, Securities Sold Under Agreements to Repurchase and Short-Term Borrowed Funds

Federal funds purchased, securities sold under agreements to repurchase and short-term borrowed funds are summarized as follows:

	December 31,
	2009	2008
	(Dollars in millions)
Federal funds purchased	$1,421	$584
Securities sold under agreements to repurchase	2,197	2,929
Master notes	1,004	1,708
Other short-term borrowed funds	3,484	5,567

Total	$8,106	$10,788

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Federal funds purchased represent unsecured borrowings from other banks and generally mature daily. Securities sold under agreements to repurchase are borrowings collateralized primarily by securities of the U.S. government or its agencies. Master notes are unsecured, non-negotiable obligations of BB&T (variable rate commercial paper) that mature in less than one year. Other short-term borrowed funds include unsecured bank notes that mature in less than one year, bank obligations with a maturity of seven days that are collateralized by municipal securities, U.S. Treasury tax and loan deposit notes payable to the U.S. Treasury upon demand or for periods of less than one month, and borrowings under the treasury auction facility.

A summary of selected data related to Federal funds purchased, securities sold under agreements to repurchase and short-term borrowed funds follows:

	As of / For the Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)
Maximum outstanding at any month-end during the year	$19,917	$15,704	$11,663
Balance outstanding at end of year	8,106	10,788	10,634
Average outstanding during the year	12,491	10,580	9,325
Average interest rate during the year	.46%	2.22%	4.39%
Average interest rate at end of year	.34	.87	3.64

NOTE 10.    Long-Term Debt

	December 31, 2009	December 31, 2008
	(Dollars in millions)
Parent Company
3.10% Senior Notes Due 2011	$250	$—
3.85% Senior Notes Due 2012	1,000	—
3.38% Senior Notes Due 2013	500	—
5.70% Senior Notes Due 2014	509	—
6.85% Senior Notes Due 2019	538	—
6.50% Subordinated Notes Due 2011 (1)	610	648
4.75% Subordinated Notes Due 2012 (1)	489	497
5.20% Subordinated Notes Due 2015 (1,3)	932	997
4.90% Subordinated Notes Due 2017 (1,3)	336	368
5.25% Subordinated Notes Due 2019 (1,3)	586	600

Branch Bank
Floating Rate Senior Notes Due 2009	—	516
Floating Rate Subordinated Notes Due 2016 (1,8)	350	350
Floating Rate Subordinated Notes Due 2017 (1,8)	261	300
4.875% Subordinated Notes Due 2013 (1)	222	250
5.625% Subordinated Notes Due 2016 (1,3)	386	399

Federal Home Loan Bank Advances to Branch Bank (4)
Varying maturities to 2034	10,541	9,838

Junior Subordinated Debt to Unconsolidated Trusts (2)
5.85% BB&T Capital Trust I Securities Due 2035	514	514
6.75% BB&T Capital Trust II Securities Due 2036	598	598
6.82% BB&T Capital Trust IV Securities Due 2077 (5)	600	600
8.95% BB&T Capital Trust V Securities Due 2068 (6)	450	450
9.60% BB&T Capital Trust VI Securities Due 2069	575	—
8.10% BB&T Capital Trust VII Securities Due 2069	350	—
Other (7)	182	182

Other Long-Term Debt	98	66

Fair value hedge-related basis adjustments	499	859

Total Long-Term Debt	$21,376	$18,032

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Subordinated notes that qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.
(2)	Securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(3)	These fixed rate notes were swapped to floating rates based on LIBOR. At December 31, 2009, the effective rates paid on these borrowings ranged from .41% to .81%.
(4)	At December 31, 2009, $800 million of these advances were swapped to a floating rate based on LIBOR. The weighted average cost of these advances was 3.49%, or 3.21% including the effect of the swapped portion, and the weighted average maturity was 7.0 years.
(5)	These securities are fixed rate through June 12, 2037 and then switch to a floating rate based on LIBOR.
(6)	$360 million of this issuance was swapped to a floating rate based on LIBOR. At December 31, 2009, the effective rate on the swapped portion was 3.62%.
(7)	These securities were issued by companies acquired by BB&T. At December 31, 2009, the effective rate paid on these borrowings ranged from 1.95% to 10.07%. These securities have varying maturities through 2035.
(8)	These floating-rate securities are based on LIBOR and had an effective rate of .57% as of December 31, 2009.

Excluding the capitalized leases set forth in Note 6, future debt maturities total $326 million, $2.2 billion, $1.5 billion, $1.6 billion and $1.0 billion for the next five years. The maturities for 2015 and later years total $14.7 billion.

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

In June 2007, BB&T Capital Trust IV (“BBTCT IV”) issued $600 million of Fixed to Floating rate Capital Securities, with a fixed interest rate of 6.82% through June 12, 2037. BBTCT IV, a statutory business trust created under the laws of the State of Delaware, was formed by BB&T for the sole purpose of issuing the Capital Securities and investing the proceeds thereof in Junior Subordinated Debentures issued by BB&T. BB&T has made guarantees which, taken collectively, fully, irrevocably, and unconditionally guarantee, on a subordinated basis, all of BBTCT IV’s obligations under the Trust and Capital Securities. BBTCT IV’s sole asset is the Junior Subordinated Debentures issued by BB&T which have a scheduled maturity on June 12, 2057 and a final repayment date on June 12, 2077. BB&T is required to use all commercially reasonable efforts, subject to certain market disruption events, to sell adequate qualifying capital securities to permit repayment of the debentures in full on the scheduled maturity date. The Junior Subordinated Debentures are subject to early redemption (i) in

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

whole or in part at any time at the option of BB&T pursuant to the optional redemption provisions of such security, or (ii) in whole, but not in part, under certain prescribed limited circumstances. The Capital Securities of BBTCT IV are subject to mandatory redemption in whole or in part, upon repayment of the Junior Subordinated Debentures at maturity or their earlier redemption.

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

In October 2009, BB&T Capital Trust VII (“BBTCT VII”) issued $350 million of Capital Securities, with a fixed interest rate of 8.10%. BBTCT VII, a statutory business trust created under the laws of the State of Delaware, was formed by BB&T for the sole purpose of issuing the Capital Securities and investing the proceeds thereof in Junior Subordinated Debentures issued by BB&T. BB&T has made guarantees which, taken collectively, fully, irrevocably, and unconditionally guarantee, on a subordinated basis, all of BBTCT VII’s obligations under the Trust and Capital Securities. BBTCT VII’s sole asset is the Junior Subordinated Debentures issued by BB&T which have an initial maturity on November 1, 2064 and a final maturity date on November 1, 2069. The Junior Subordinated Debentures are subject to early redemption (i) in whole, but not in part, at any time under certain prescribed limited circumstances or (ii) in whole, or in part, pursuant to the call provisions after November 1, 2014. The Capital Securities of BBTCT VII are subject to mandatory redemption in whole, or in part, upon repayment of the Junior Subordinated Debentures at maturity or their earlier redemption.

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

NOTE 11.    Shareholders’ Equity

Common Stock

The authorized common stock of BB&T consists of one billion shares with a $5 par value. There were 690 million and 559 million common shares issued and outstanding at December 31, 2009 and 2008, respectively.

Preferred Stock

The authorized preferred stock of BB&T consists of five million shares. At December 31, 2009, there were no preferred shares outstanding. At December 31, 2008, 3,133.64 shares of preferred stock were issued and outstanding, with a $1,000,000 per share liquidation preference. The shares were issued in connection with the U.S. Treasury Troubled Asset Relief Program’s Capital Purchase Program. During the second quarter of 2009, BB&T repurchased all outstanding preferred shares issued to the U.S. Treasury in 2008.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity-Based Plans

At December 31, 2009, BB&T had options, restricted shares and restricted share units outstanding from the following equity-based compensation plans: the 2004 Stock Incentive Plan (“2004 Plan”), the 1995 Omnibus Stock Incentive Plan (“Omnibus Plan”), the Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”), and plans assumed from acquired entities, which are described below. All plans generally allow for accelerated vesting of awards for holders who retire and have met all retirement eligibility requirements and in connection with certain other events. BB&T’s shareholders have approved all equity-based compensation plans with the exception of plans assumed from acquired companies. As of December 31, 2009, the 2004 Plan is the only plan that has shares available for future grants.

BB&T’s 2004 Plan is intended to assist the Corporation in recruiting and retaining employees, directors and independent contractors and to associate the interests of eligible participants with those of BB&T and its shareholders. At December 31, 2009, there were 20.0 million non-qualified and qualified stock options at prices ranging from $8.11 to $44.20 and 10.9 million restricted shares and restricted share units outstanding under the 2004 Plan. The options outstanding under the 2004 Plan generally vest ratably over five years and have a ten-year term. The restricted shares and restricted share units generally vest five years from the date of grant. At December 31, 2009, there were 27.7 million shares available for future grants under the 2004 Plan.

BB&T’s Omnibus Plan was intended to allow BB&T to recruit and retain employees with ability and initiative and to align the employees’ interests with those of BB&T and its shareholders. At December 31, 2009, 22.0 million non-qualified and qualified stock options at prices ranging from $11.36 to $43.25 were outstanding. The stock options generally vest over 3 to 5 years and have a ten-year term.

The Directors’ Plan was intended to provide incentives to non-employee directors to remain on the Board of Directors and share in the profitability of BB&T. In 2005, the Directors’ Plan was amended and no future grants will be awarded in connection with this Plan. Directors are currently eligible to receive grants under the 2004 Plan. At December 31, 2009, options to purchase 308 thousand shares of common stock at prices ranging from $20.74 to $31.80 were outstanding pursuant to the Directors’ Plan.

BB&T also has equity-based plans outstanding as the result of assuming the plans of acquired companies. At December 31, 2009, there were 148 thousand stock options outstanding in connection with these plans, with option prices ranging from $24.04 to $29.54.

BB&T measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants awarded in 2009, 2008 and 2007, respectively. Substantially all of BB&T’s option awards are granted in February of each year. Therefore, the assumptions noted below are weighted accordingly.

	For the Years Ended December 31,
	2009		2008		2007
Assumptions:
Risk-free interest rate	3.1%		3.7%		4.7%
Dividend yield	6.0		4.5		4.0
Volatility factor	29.1		15.5		14.0
Expected life	7.1	yrs	6.9	yrs	6.9	yrs
Fair value of options per share	$2.59		$3.43		$5.34

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

BB&T recorded $62 million, $75 million and $70 million in equity-based compensation in 2009, 2008 and 2007, respectively. In connection with this compensation expense, BB&T recorded an income tax benefit of $24 million, $29 million and $27 million in 2009, 2008 and 2007, respectively. The total intrinsic value of options exercised or restricted share units vested during 2009, 2008 and 2007 was $6 million, $20 million and $37 million, respectively. The total grant date fair value of equity-based awards that vested during 2009 was $35 million. As of December 31, 2009, there was $84 million of unrecognized compensation costs related to BB&T’s equity-based awards that is expected to be recognized over a weighted-average life of 2.8 years.

The following table details the activity during 2009 related to stock options awarded by BB&T:

	For the Year Ended December 31, 2009
	Options	Wtd. Avg. Exercise Price
Outstanding at beginning of period	41,837,504	$36.55
Granted	2,832,038	16.89
Exercised	(330,837)	27.11
Forfeited or expired	(1,802,886)	35.28

Outstanding at end of period	42,535,819	35.40

Exercisable at end of period	29,878,347	36.31

The following tables summarize information about BB&T’s stock option awards as of December 31, 2009:

Range of Exercise Prices			Options Outstanding			Options Exercisable
			Number Outstanding 12/31/09	Weighted- Average Remaining Contractual Life (yrs)	Weighted- Average Exercise Price	Number Exercisable 12/31/09	Weighted- Average Remaining Contractual Life (yrs)	Weighted- Average Exercise Price
$ 8.11	to	$10.00	22,055	0.8	$8.58	22,055	0.8	$8.58
10.01	to	15.00	54,512	1.5	11.92	54,512	1.5	11.92
15.01	to	25.00	4,471,582	6.2	19.39	1,517,050	0.6	23.45
25.01	to	35.00	11,047,955	6.0	33.36	6,529,135	4.5	32.71
35.01	to	44.20	26,939,715	4.8	38.96	21,755,595	4.4	38.38

			42,535,819	5.2	35.40	29,878,347	4.2	36.31

Range of Exercise Prices						Options Expected to Vest
						Number Outstanding 12/31/09	Weighted- Average Remaining Contractual Life (yrs)	Weighted- Average Exercise Price
$ 8.11	to	$10.00				22,055	0.8	$8.58
10.01	to	15.00				54,512	1.5	11.92
15.01	to	25.00				3,954,049	5.8	19.64
25.01	to	35.00				10,088,166	5.8	33.27
35.01	to	44.20				25,397,940	4.7	38.81

						39,516,722	5.1	35.42

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value of options outstanding, options exercisable and options expected to vest at December 31, 2009 was $28 million, $4 million, and $24 million, respectively.

The following table details the activity during 2009 related to restricted shares and restricted share units awarded by BB&T:

	For the Year Ended December 31, 2009
	Shares/Units	Wtd. Avg. Grant Date Fair Value
Nonvested at beginning of period	6,259,349	$29.15
Granted	5,015,192	7.49
Vested	(208,197)	25.88
Forfeited	(204,911)	20.83

Nonvested at end of period	10,861,433	19.36

At December 31, 2009, BB&T’s restricted shares and restricted share units had a weighted-average life of 3.1 years. At December 31, 2009, management estimates that 9.4 million restricted shares and restricted share units will vest over a weighted-average life of 3.0 years.

Share Repurchase Activity

No shares of common stock were repurchased during 2009 and 2008. During the year ended December 31, 2007, BB&T repurchased 7 million shares of common stock. At December 31, 2009, BB&T was authorized to repurchase an additional 44 million shares under the June 27, 2006 Board of Directors’ authorization.

NOTE 12. Accumulated Other Comprehensive Income (Loss)

The balances in accumulated other comprehensive loss at December 31, 2009 and 2008 are shown in the following table.

	As of December 31, 2009			As of December 31, 2008
	Pre-Tax Amount	Deferred Tax Expense (Benefit)	After-Tax Amount	Pre-Tax Amount	Deferred Tax Expense (Benefit)	After-Tax Amount
	(Dollars in millions)
Unrecognized net pension and postretirement costs	$(447)	$(169)	$(278)	$(720)	$(273)	$(447)
Unrealized net gains on cash flow hedges	173	66	107	76	28	48
Unrealized net losses on securities available for sale	(363)	(138)	(225)	(517)	(193)	(324)
FDIC’s share of unrealized net gains on securities available for sale under the loss share agreements(1)	(30)	(11)	(19)	—	—	—
Foreign currency translation adjustment	(7)	(5)	(2)	(9)	—	(9)

Total	$(674)	$(257)	$(417)	$(1,170)	$(438)	$(732)

(1)	Approximately $1.2 billion of securities available for sale are covered by loss sharing agreements with the FDIC as discussed in Note 2 to these consolidated financial statements. The securities covered by the loss share agreements reflected a net unrealized pretax gain of $35 million as of December 31, 2009. The FDIC’s share of this net unrealized pretax gain, upon sale, is $30 million and has been recorded as a reduction in other comprehensive income.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, unrealized net losses on securities available for sale included $114 million of pre-tax losses related to other-than-temporarily impaired non-agency mortgage-backed securities where a portion of the loss was recognized in net income.

The following tables reflect the components of total comprehensive income for the years ended December 31, 2009, 2008 and 2007.

	December 31, 2009
	Pre-Tax	Tax Effect	After-Tax
Comprehensive income:
Net income	$1,036	$159	$877
Other comprehensive income:
Unrealized net holding gains (losses) arising during the period on securities available for sale	353	130	223
Reclassification adjustment for losses (gains) on securities available for sale included in net income	(199)	(75)	(124)
Net change in amounts attributable to the FDIC under the loss share agreements	(30)	(11)	(19)
Net change in unrecognized gains (losses) on cash flow hedges	97	38	59
Net change in foreign currency translation adjustment	2	(5)	7
Net change in pension and postretirement liability	273	104	169

Total comprehensive income	$1,532	$340	$1,192

	December 31, 2008
	Pre-Tax	Tax Effect	After-Tax
Comprehensive income:
Net income	$2,079	$550	$1,529
Other comprehensive income:
Unrealized net holding gains (losses) arising during the period on securities available for sale	(365)	(136)	(229)
Reclassification adjustment for losses (gains) on securities available for sale included in net income	(107)	(40)	(67)
Net change in unrecognized gains (losses) on cash flow hedges	76	28	48
Net change in foreign currency translation adjustment	(12)	—	(12)
Net change in pension and postretirement liability	(593)	(225)	(368)

Total comprehensive income	$1,078	$177	$901

	December 31, 2007
	Pre-Tax	Tax Effect	After-Tax
Comprehensive income:
Net income	$2,582	$836	$1,746
Other comprehensive income:
Unrealized net holding gains (losses) arising during the period on securities available for sale	343	124	219
Reclassification adjustment for losses (gains) on securities available for sale included in net income	3	1	2
Net change in foreign currency translation adjustment	3	—	3
Net change in pension and postretirement liability	53	22	31

Total comprehensive income	$2,984	$983	$2,001

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13.    Income Taxes

The provision for income taxes comprised the following:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in millions)
Current expense:
Federal	$302	$899	$765
State	15	89	54
Foreign	2	—	25

Total current expense	319	988	844
Deferred expense (benefit):
Federal	(143)	(406)	(5)
State	(17)	(32)	(3)

Total deferred expense (benefit)	(160)	(438)	(8)

Provision for income taxes	$159	$550	$836

The foreign income tax expense is related to income generated on assets controlled by a foreign subsidiary of Branch Bank.

The reasons for the difference between the provision for income taxes and the amount computed by applying the statutory Federal income tax rate to income before income taxes were as follows:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in millions)
Federal income taxes at statutory rate of 35%	$362	$728	$904
Increase (decrease) in provision for income taxes as a result of:
Addition to federal tax reserves	26	5	19
State income taxes, net of federal tax benefit	(2)	37	33
Federal tax credits	(78)	(54)	(34)
Interest on federal tax refunds	(4)	(66)	(7)
Tax exempt income	(108)	(77)	(73)
LILO gain	(18)	—	—
Other, net	(19)	(23)	(6)

Provision for income taxes	$159	$550	$836

Effective income tax rate	15.3%	26.5%	32.4%

BB&T has entered into certain transactions that have favorable tax treatment. These transactions include loans and investments that produce tax-exempt income and tax credits, reducing BB&T’s effective tax rate from the statutory rate. During 2009 BB&T sold leveraged leases which produced a non-taxable gain and reduced tax expense by $18 million. During the fourth quarter of 2008, BB&T agreed to treat its leveraged leases in accordance with the IRS’s proposal that, among other things, allows 20% of deductions, imputes interest income and deems the remaining transactions to be terminated as of December 31, 2008. As a result of this settlement, BB&T recognized pre-tax interest income of $93 million, or $60 million after-tax, which is reflected as a reduction in tax expense and reduced BB&T’s effective tax rate for 2008. As a result of changes in the timing of tax payments, accounting standards required a recalculation of each transaction that resulted in a $67 million charge to interest income and a corresponding $24 million tax benefit in 2008.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that gave rise to significant portions of the net deferred tax assets and liabilities are reflected in the table below. Net deferred tax assets are included in other assets on the “Consolidated Balance Sheets”.

	December 31,
	2009	2008
	(Dollars in millions)
Deferred tax assets:
Allowance for loan and lease losses	$992	$625
Unrealized loss on securities available for sale	149	193
Postretirement benefit plans	169	273
Equity-based compensation	95	79
Loan basis difference	195	—
Other	258	146

Total deferred tax assets	1,858	1,316

Deferred tax liabilities:
Lease financing	(175)	(117)
Prepaid pension plan expense	(339)	(196)
Loan fees & expenses	(182)	(167)
Depreciation	(59)	(57)
Identifiable intangible assets	(125)	(134)
Loan servicing rights	(231)	(68)
Unamortized FHLB loan prepayment fees	(55)	(99)
Derivatives & hedging	(26)	(88)
Other	(97)	(74)

Total deferred tax liabilities	(1,289)	(1,000)

Net deferred tax assets	$569	$316

On a periodic basis, BB&T evaluates its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate. This evaluation takes into consideration the status of current taxing authorities’ examinations of BB&T’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment in relation to tax-advantaged transactions. Detailed below is a reconciliation of BB&T’s unrecognized tax benefits for the years ended December 31, 2009, 2008 and 2007. The amounts presented in the reconciliation are gross of any related tax benefits.

	Unrecognized Tax Benefits
	As of December 31,
	2009	2008	2007
	(Dollars in millions)
Beginning Balance	$197	$219	$1,257
Current activity:
Additions based on tax positions related to current year	—	12	14
Reductions for tax positions of prior years	1	(30)	(1,013)
Settlements	(16)	—	(39)
Lapse of statute of limitations	(3)	(4)	—

Ending Balance	$179	$197	$219

As of December 31, 2009, BB&T had $179 million of unrecognized federal and state tax benefits that would have impacted the effective tax rate if recognized. In addition, the Company had $36 million and $35 million in

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities for tax-related interest recorded on its Consolidated Balance Sheets at December 31, 2009 and 2008, respectively. Total interest, net of the federal benefit, related to unrecognized tax benefits recognized in the 2009, 2008 and 2007 Consolidated Statements of Income was $1 million, $4 million and $12 million, respectively. BB&T classifies interest and penalties related to income taxes as a component of the provision for income taxes in the Consolidated Statements of Income.

The IRS has completed its federal income tax examinations of BB&T through 2006. In connection with the settlement agreement with the IRS regarding its leveraged lease transactions, BB&T is entitled to federal income tax refunds for tax years 1998-2006. During the first quarter of 2010, BB&T received federal tax refunds, including interest, of approximately $213 million for tax years 1998-2002, and expects to receive additional federal tax refunds of approximately $80 million plus interest thereon later in 2010. In February 2010, BB&T received a statutory notice of deficiency from the IRS for tax years 2002-2007 asserting a liability for taxes, penalties and interest of approximately $890 million related to the disallowance of foreign tax credits and other deductions claimed by a deconsolidated subsidiary in connection with a financing transaction. Management has consulted with outside counsel and continues to believe that BB&T’s treatment of this transaction was in compliance with applicable tax laws and regulations. Consequently, BB&T will pay the disputed tax, penalties and interest in the first quarter of 2010 and then file a lawsuit seeking a refund in federal court. Management believes the Company’s current reserves for this matter are adequate, although the final outcome is uncertain. Final resolution of this matter is not expected to occur within the next twelve months. Various years remain subject to examination by state taxing authorities.

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

The following table summarizes expenses (income) relating to employee retirement plans:

	For the Years Ended December 31,
	2009	2008	2007
	(Dollars in millions)
Defined benefit plans	$76	$9	$32
Defined contribution and ESOP plans	83	76	72
Other	26	(38)	12

Total expense related to retirement benefit plans	$185	$47	$116

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following are the significant actuarial assumptions that were used to determine net periodic pension costs:

	December 31,
	2009	2008
Actuarial Assumptions
Weighted average assumed discount rate	6.20%	6.60%
Weighted average expected long-term rate of return on plan assets	8.00	8.00
Assumed rate of annual compensation increases 2009—2011	2.50	2.50
Assumed rate of annual compensation increases thereafter	4.50	4.50

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

	For the Years Ended December 31,
	2009	2008	2007
	(Dollars in millions)
Net Periodic Pension Cost
Service cost	$76	$69	$74
Interest cost	86	81	74
Estimated return on plan assets	(144)	(139)	(120)
Net amortization and other	58	(2)	4

Net periodic pension cost	76	9	32

Pre-Tax Amounts Recognized in Comprehensive Income
Net actuarial (gain) loss	(228)	590	(54)
Amortization of prior service cost	2	4	4
Amortization of net (gain) loss	(60)	(2)	(8)

Net amount recognized in comprehensive income	(286)	592	(58)

Total net periodic pension (income) costs recognized in total comprehensive income	$(210)	$601	$(26)

The following are the significant actuarial assumptions that were used to determine benefit obligations:

	December 31,
	2009	2008
Actuarial Assumptions
Weighted average assumed discount rate	6.16%	6.20%
Assumed rate of annual compensation increases	4.50	4.50

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Qualified Pension Plan		Nonqualified Pension Plans
	Years Ended December 31,		Years Ended December 31,
	2009	2008	2009	2008
	(Dollars in millions)
Change in Projected Benefit Obligation
Projected benefit obligation, January 1,	$1,260	$1,120	$140	$132
Service cost	72	65	4	4
Interest cost	77	72	9	9
Actuarial (gain) loss	15	45	—	—
Benefits paid	(46)	(42)	(8)	(5)

Projected benefit obligation, December 31,	$1,378	$1,260	$145	$140

	Qualified Pension Plan		Nonqualified Pension Plans
	Years Ended December 31,		Years Ended December 31,
	2009	2008	2009	2008
	(Dollars in millions)
Change in Plan Assets
Fair value of plan assets, January 1,	$1,371	$1,736	$—	$—
Actual return on plan assets	387	(406)	—	—
Employer contributions	472	83	8	5
Benefits paid	(46)	(42)	(8)	(5)

Fair value of plan assets, December 31,	2,184	1,371	—	—

Funded status at end of year	$806	$111	$(145)	$(140)

	Qualified Pension Plan		Nonqualified Pension Plans
	Years Ended December 31,		Years Ended December 31,
	2009	2008	2009	2008
	(Dollars in millions)
Pre-Tax Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Prior service credit (cost)	$2	$5	$—	$—
Net actuarial (loss) gain	(445)	(732)	(22)	(24)

Net amount recognized	$(443)	$(727)	$(22)	$(24)

The expected amortization of unrecognized prior service credit and unrecognized net actuarial losses for the qualified plan and nonqualified plans that are expected to be amortized from accumulated other comprehensive income (loss) into net periodic pension cost during 2010 are reflected in the following table:

	Qualified Pension Plan	Nonqualified Pension Plans

	(Dollars in millions)
Expected Amortization for 2010
Prior service cost (credit)	$(1)	$—
Net actuarial loss (gain)	23	1

Net amount to be amortized in 2010	$22	$1

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accumulated benefit obligation for the qualified plans totaled $1.2 billion and $1.1 billion at December 31, 2009 and 2008, respectively. For the nonqualified plans, the accumulated benefit obligation totaled $133 million and $123 million at December 31, 2009 and 2008, respectively.

Employer contributions to the qualified pension plan are in amounts between the minimum required for funding standard accounts and the maximum amount deductible for federal income tax purposes. Management is not required to make a contribution to the qualified pension plan during 2010; however, management may make additional contributions during 2010 if deemed appropriate. For the nonqualified plans the employer contributions are based on benefit payments. The following table reflects the estimated benefit payments reflecting expected future service for the next five years and for the years 2015 through 2019.

	Qualified Pension Plan	Nonqualified Pension Plans
	(Dollars in millions)
Estimated Benefit Payments
2010	$48	$9
2011	52	9
2012	57	9
2013	62	9
2014	68	10
2015-2019	448	54

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

BB&T periodically reviews its asset allocation and investment policy and makes changes to its target asset allocation. BB&T has established guidelines within each asset category to ensure the appropriate balance of risk and reward. The current target asset allocations for the plan assets, which were established in 2006, include a range of 35% to 45% for U.S. equity securities, 7% to 13% for international equity securities, 20% to 30% for fixed income securities, and 10% to 30% for alternative investments, which include real estate, hedge funds, private equities and commodities, with any remainder to be held in cash equivalents. In January 2009, the Compensation Committee amended the Statement of Investment Policies to revise the asset allocation strategy for the Plan and the Trust to have no additional investment in hedge funds and commodities until further notice. Currently, the asset allocations of other plan asset classes may be outside of established parameters pending adoption of the new asset allocation strategy.

The fair value of BB&T’s pension plan assets at December 31, 2009, by asset category are as follows. The three level fair value hierarchy that describes the inputs used to measure these plan assets is defined in Note 18 “Fair Value Disclosures”.

	12/31/09	Fair Value Measurements for Plan Assets
		Level 1	Level 2	Level 3
	(dollars in millions)
Plan assets:
U.S equity securities (1)	$977	$977	$—	$—
International equity securities (2)	442	332	110	—
Fixed income securities	641	111	530	—
Alternative investments	117	—	25	92

Total plan assets (3)	$2,177	$1,420	$665	$92

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Included in U.S. equity securities is 3.593 million shares of BB&T common stock valued at $92 million at December 31, 2009.
(2)	This category includes a common/commingled fund that is comprised of assets from several accounts, pooled together, to reduce management and administration costs.
(3)	The total fair value of plan assets exclude $7 million of accrued income at December 31, 2009.

The table below presents a reconciliation for Level 3 plan assets at December 31, 2009.

	Fair Value Measurements Using Significant Unobservable Inputs
	U.S. Equity Securities (1)	Alternative Investments
Balance at January 1, 2009	$61	$90
Actual return on plan assets:
Relating to assets still held at the reporting date	(12)	12
Purchases, sales and settlements	—	(10)
Transfers in/out out of Level 3	(49)	—

Balance at December 31, 2009	$—	$92

(1)	Activity relates to shares of BB&T common stock that were restricted. These shares were transferred to Level 1 upon the lapse of the restriction.

Postretirement Benefits Other than Pension

BB&T provides certain postretirement benefits. These benefits provide covered employees a subsidy for purchasing health care and life insurance. In 2004, BB&T changed its postretirement benefit to eliminate the subsidy for those employees retiring after December 31, 2004. BB&T also reduced the subsidy paid to employees who retired on or before December 31, 2004, were age 55 years or older, and had at least ten years of service. For those employees, the subsidy is based upon years of service of the employee at the time of retirement. The effect of the change in subsidy has been accounted for as a plan amendment and reduced the projected benefit obligation by $96 million, which is being amortized as a reduction of benefit costs over approximately 17 years. At December 31, 2009 and 2008, the projected benefit obligation was $39 million and $34 million, respectively. There are no plan assets assigned to the plan. Employer contributions to the plan are based on benefit payments. The estimated benefit payments for other postretirement benefits are $6 million, $5 million, $4 million, $4 million and $3 million for the next five years and $11 million for the years 2015 through 2019.

Defined Contribution Plans

BB&T offers a 401(k) Savings Plan and other defined contribution plans that permit employees to contribute from 1% to 50% of their cash compensation. For full-time employees who are 21 years of age or older with one year or more of service, BB&T makes matching contributions of up to 6% of the employee’s compensation. BB&T’s contribution to the 401(k) Savings Plan and nonqualified defined contribution plans totaled $80 million, $73 million and $70 million for the years ended December 31, 2009, 2008 and 2007, respectively. BB&T also offers defined contribution plans to certain employees of subsidiaries who do not participate in the 401(k) Savings Plan.

Other

There are various other employment contracts, deferred compensation arrangements and covenants not to compete with selected members of management and certain retirees.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15.    Commitments and Contingencies

BB&T utilizes a variety of financial instruments to meet the financing needs of clients and to reduce exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, letters of credit and financial guarantees and derivatives. BB&T also has commitments to fund certain affordable housing investments and contingent liabilities of certain sold loans. The following table presents the contractual or notional amount of these instruments:

	Contract or Notional Amount at December 31,
	2009	2008
	(Dollars in millions)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend, originate or purchase credit	$36,130	$35,144
Letters of credit and financial guarantees written	7,999	5,895
Financial instruments whose notional or contract amounts exceed the amount of credit risk:
Derivative financial instruments	66,175	74,177
Commitments to fund affordable housing investments	371	412
Residential mortgage loans sold with recourse	1,986	2,470
Other loans sold with recourse	3,989	3,259

Commitments to extend, originate or purchase credit are primarily lines of credit to businesses and consumers and have specified rates and maturity dates. Many of these commitments also have adverse change clauses, which allow BB&T to cancel the commitment due to deterioration in the borrowers’ creditworthiness.

Letters of credit and financial guarantees written are unconditional commitments issued by BB&T to guarantee the performance of a customer to a third party. As of December 31, 2009, BB&T had issued $8.0 billion in such guarantees. The carrying amount of the liability for such guarantees was $40 million and $20 million at December 31, 2009 and 2008, respectively. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper issuance, bond financing and similar transactions. The credit risk involved in the issuance of these guarantees is essentially the same as that involved in extending loans to clients and as such, the instruments are collateralized when necessary.

A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. These instruments include interest-rate swaps, swaptions, caps, floors, collars, financial forward and futures contracts, when-issued securities, foreign exchange contracts and options written and purchased. BB&T uses derivatives primarily to manage risk related to securities, business loans, Federal Funds purchased, other overnight funding, long-term debt, mortgage servicing rights, mortgage banking operations and certificates of deposit. BB&T also uses derivatives to facilitate transactions on behalf of its clients. BB&T held a variety of derivative financial instruments with notional values of $66.2 billion and $74.2 billion at December 31, 2009 and 2008, respectively. These instruments were in a net gain position of $283 million and $626 million at December 31, 2009 and 2008, respectively.

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

BB&T invests in certain affordable housing and historic building rehabilitation projects throughout its market area as a means of supporting local communities, and receives tax credits related to these investments. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. Branch Bank typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. As of December 31, 2009 and 2008, BB&T had investments of $1.1 billion and $891 million, respectively, related to these projects, which are included as other assets on the Consolidated Balance Sheets. BB&T’s outstanding commitments to fund affordable housing investments totaled $371 million and $412 million at December 31, 2009 and 2008, respectively, which are included as other liabilities on the Consolidated Balance Sheets. As of December 31, 2009 and 2008, BB&T had outstanding loan commitments to these funds of $165 million and $161 million, respectively. Of these amounts, $73 million and $81 million had been funded and at December 31, 2009 and 2008, respectively, and were included in loans and leases on the Consolidated Balance Sheets. BB&T’s maximum risk exposure related to these investments totaled $1.2 billion and $1.1 billion at December 31, 2009 and 2008, respectively.

BB&T has sold certain mortgage-related loans that contain recourse provisions. These provisions generally require BB&T to reimburse the investor for a share of any loss that is incurred after the disposal of the property. At December 31, 2009 and 2008, BB&T had $2.0 billion and $2.5 billion, respectively, of residential mortgage loans sold with recourse. In the event of nonperformance by the borrower, BB&T has maximum recourse exposure of approximately $667 million and $745 million as of December 31, 2009 and 2008, respectively. In addition, BB&T has $4.0 billion and $3.3 billion in loans serviced for others that were covered by loss sharing agreements at December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, BB&T’s maximum exposure to loss for these loans is approximately $1.1 billion and $818 million, respectively. At December 31, 2009, BB&T has recorded $18 million of reserves related to these recourse exposures.

BB&T has investments and future funding commitments to certain venture capital funds. As of December 31, 2009, BB&T had investments of $281 million related to these ventures and future funding commitments of $183 million. As of December 31, 2008, BB&T had investments of $183 million related to these ventures and future funding commitments of $222 million. BB&T’s risk exposure relating to such commitments is generally limited to the amount of investments and future funding commitments made.

BB&T has made loan commitments as a nontransferor lender. As of December 31, 2009 and 2008, BB&T had loan commitments to these entities totaling $211 million and $405 million, respectively. Of these amounts, $160 million and $290 million, respectively, had been funded and were included in loans and leases on the Consolidated Balance Sheets.

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16.    Regulatory Requirements and Other Restrictions

Branch Bank and BB&T FSB are required by the Board of Governors of the Federal Reserve System to maintain reserve balances in the form of vault cash or deposits with the Federal Reserve Bank based on specified percentages of certain deposit types, subject to various adjustments. At December 31, 2009, the net reserve requirement amounted to $167 million.

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

BB&T is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on BB&T’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of BB&T’s assets, liabilities and certain off-balance-sheet items calculated pursuant to regulatory directives. BB&T’s capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings and other factors. BB&T is in full compliance with these requirements. Banking regulations also identify five capital categories for insured depository institutions: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2009 and 2008, BB&T and Branch Bank were classified as “well capitalized”.

Quantitative measures established by regulation to ensure capital adequacy require BB&T to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average tangible assets (leverage ratio).

The following table provides summary information regarding regulatory capital for BB&T and Branch Bank as of December 31, 2009 and 2008:

	December 31, 2009				December 31, 2008
	Actual Capital		Capital Requirements		Actual Capital		Capital Requirements
	Ratio	Amount	Minimum	Well-Capitalized	Ratio	Amount	Minimum	Well-Capitalized
	(Dollars in millions)
Tier 1 Capital
BB&T	11.5%	$13,456	$4,687	$7,030	12.3%	$13,446	$4,390	$6,585
Branch Bank	12.1	13,544	4,480	6,720	10.8	11,533	4,273	6,409

Total Capital
BB&T	15.8	18,470	9,373	11,717	17.4	19,109	8,781	10,976
Branch Bank	14.6	16,404	8,960	11,200	13.6	14,475	8,545	10,681

Leverage Capital
BB&T	8.5	13,456	6,322	7,903	9.9	13,446	5,453	6,816
Branch Bank	8.9	13,544	4,566	7,610	8.7	11,533	3,977	6,628

As an approved seller/servicer, Branch Bank is required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, Government National Mortgage Association, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. At December 31, 2009 and 2008, Branch Bank’s equity was above all required levels.

At December 31, 2009 and 2008, BB&T had segregated cash deposits totaling $270 million and $379 million, respectively. These deposits relate to monies held for the exclusive benefit of clients, primarily at BB&T’s broker/dealer subsidiaries.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17.    Parent Company Financial Statements

Parent Company

Condensed Balance Sheets

December 31, 2009 and 2008

	2009	2008
	(Dollars in millions)
Assets
Cash and due from banks	$145	$274
Securities available for sale at fair value	170	182
Investment in banking subsidiaries	19,575	16,466
Investment in other subsidiaries	1,736	1,501

Total investments in subsidiaries	21,311	17,967

Advances to / receivables from banking subsidiaries	2,817	4,057
Advances to / receivables from other subsidiaries	2,259	1,601
Premises and equipment	4	4
Other assets	267	227

Total assets	$26,973	$24,312

Liabilities and Shareholders' Equity
Short-term borrowed funds	$1,004	$1,709
Dividends payable	103	279
Accounts payable and other liabilities	142	42
Long-term debt	5,899	3,579
Long-term debt due to subsidiaries	3,584	2,622

Total liabilities	10,732	8,231

Total shareholders' equity	16,241	16,081

Total liabilities and shareholders' equity	$26,973	$24,312

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Parent Company

Condensed Income Statements

For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(Dollars in millions)
Income
Dividends from banking subsidiaries	$459	$1,172	$1,184
Dividends from other subsidiaries	306	404	30
Interest and other income from subsidiaries	89	155	180
Other (loss) income	3	(67)	8

Total income	857	1,664	1,402

Expenses
Interest expense	302	273	352
Other expenses	16	32	30

Total expenses	318	305	382

Income before income taxes and equity in undistributed earnings of subsidiaries	539	1,359	1,020
Income tax benefit	42	76	65

Income before equity in undistributed earnings of subsidiaries	581	1,435	1,085
Equity in undistributed earnings of subsidiaries in excess of dividends from subsidiaries	296	94	661

Net income	877	1,529	1,746

Noncontrolling interests	24	10	12
Dividends and accretion on preferred stock	124	21	—

Net income available to common shareholders	$729	$1,498	$1,734

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Parent Company

Condensed Statements of Cash Flows

For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(Dollars in millions)
Cash Flows From Operating Activities:
Net income	$877	$1,529	$1,746
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries in excess of dividends from subsidiaries	(296)	(94)	(661)
Amortization of intangibles	3	3	3
Discount accretion and premium amortization	2	4	3
Loss on sales of securities	12	47	—
Increase in other assets	(41)	(38)	(3)
Increase (decrease) in accounts payable and accrued liabilities	50	7	(39)
Other, net	(28)	3	2

Net cash provided by operating activities	579	1,461	1,051

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	33	62	32
Purchases of securities available for sale	(43)	(161)	(136)
Investment in subsidiaries	(2,608)	(3,102)	(101)
Advances to subsidiaries	(61,087)	(38,168)	(3,984)
Proceeds from repayment of advances to subsidiaries	61,345	37,242	1,491
Net cash acquired in business combinations	—	—	5

Net cash used in investing activities	(2,360)	(4,127)	(2,693)

Cash Flows From Financing Activities:
Net increase in long-term debt	3,651	716	350
Net (decrease) increase in short-term borrowed funds	(705)	(88)	350
Net proceeds from common stock issued	2,727	160	64
Redemption of common stock	—	—	(254)
Retirement of preferred stock and warrant	(3,201)	—	—
Proceeds from preferred stock issuance	—	3,134	—
Cash dividends paid on common and preferred stock	(820)	(1,019)	(962)

Net cash provided by (used in) financing activities	1,652	2,903	(452)

Net (Decrease) Increase in Cash and Cash Equivalents	(129)	237	(2,094)
Cash and Cash Equivalents at Beginning of Year	274	37	2,131

Cash and Cash Equivalents at End of Year	$145	$274	$37

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18.    Fair Value Disclosures

BB&T carries various assets and liabilities at fair value based on applicable accounting standards. In addition, BB&T has elected to account for prime residential mortgage and commercial mortgage loans held for sale at fair value in accordance with applicable accounting standards (the “Fair Value Option”). Accounting standards have established a framework for measuring fair value and defines fair value as the exchange price that would be received on the measurement date to sell an asset or the price paid to transfer a liability in the principal or most advantageous market available to the entity in an orderly transaction between market participants. These standards also established a three level fair value hierarchy that describes the inputs that are used to measure assets and liabilities.

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

Level 3

Level 3 assets and liabilities are financial instruments whose value is calculated by the use of pricing models and/or discounted cash flow methodologies, as well as financial instruments for which the determination of fair value requires significant management judgment or estimation. These methodologies may result in a significant portion of the fair value being derived from unobservable data. Level 3 assets and liabilities include certain trading securities, obligations of state and political subdivisions, non-agency mortgage-backed securities, covered securities, mortgage servicing rights, venture capital and similar investments as well as certain derivative contracts.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and liabilities measured at fair value on a recurring basis, including financial instruments for which BB&T has elected the Fair Value Option are summarized below:

	12/31/2009	Fair Value Measurements for Assets and Liabilities Measured on a Recurring Basis
		Level 1	Level 2	Level 3
	(Dollars in Millions)
Assets:
Trading securities	$636	$255	$288	$93
Securities available for sale:
U.S. government-sponsored entities (GSE)	2,035	—	2,035	—
Mortgage-backed securities issued by GSE	26,670	—	26,670	—
States and political subdivisions	2,107	—	1,897	210
Non-agency mortgage-backed securities	1,022	—	1,022	—
Equity and other securities	874	166	699	9
Covered securities	1,201	—	533	668
Loans held for sale	2,551	—	2,551	—
Residential mortgage servicing rights	832	—	—	832
Derivative assets (2)	983	1	975	7
Venture capital and similar investments (2)	281	—	—	281

Total assets	$39,192	$422	$36,670	$2,100

Liabilities:
Derivative liabilities (2)	$700	$5	$668	$27
Short-term borrowed funds (3)	295	—	295	—

Total liabilities	$995	$5	$963	$27

	12/31/2008	Fair Value Measurements for Assets and Liabilities Measured on a Recurring Basis
		Level 1	Level 2	Level 3
	(Dollars in Millions)
Assets:
Trading securities	$376	$204	$168	$4
Securities available for sale	32,843	170	31,574	1,099
Loans held for sale (1)	1,396	—	1,396	—
Residential mortgage servicing rights	370	—	—	370
Derivative assets (2)	1,723	4	1,681	38
Venture capital and similar investments (2)	183	—	1	182

Total assets	$36,891	$378	$34,820	$1,693

Liabilities:
Derivative liabilities (2)	$1,097	$11	$1,085	$1
Short-term borrowed funds (3)	149	—	149	—

Total liabilities	$1,246	$11	$1,234	$1

(1)	There were $28 million in loans held for sale that are accounted for at lower of cost or market at December 31, 2008.
(2)	These amounts are reflected in other assets and other liabilities on the Consolidated Balance Sheets.
(3)	Short-term borrowed funds reflect securities sold short positions.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below present a reconciliation for the years ended December 31, 2009 and 2008, respectively, for Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements Using Significant Unobservable Inputs
For the Year Ended December 31, 2009	Trading	States & Political Subdivisions	Non-agency mortgage- backed securities	Equity & Other Securities	Covered Securities	Mortgage Servicing Rights	Net Derivatives	Venture Capital and Similar Investments
	(Dollars in Millions)
Balance at January 1, 2009	$4	$—	$1,098	$1	$—	$370	$37	$182
Total realized and unrealized gains or losses:
Included in earnings	(2)	—	—	—	20	64	222	6
Included in other comprehensive income (loss)	—	(12)	142	—	19	—	—	—
Purchases, issuances and settlements	91	(6)	(179)	(1)	(3)	398	(259)	93
Transfers into Level 3 from Colonial acquisition	—	—	—	—	632	—	(20)	—
Transfers in and/or out of Level 3	—	228	(1,061)	9	—	—	—	—

Balance at December 31, 2009	$93	$210	$—	$9	$668	$832	$(20)	$281

For the Year Ended December 31, 2008	Fair Value Measurements Using Significant Unobservable Inputs
	Trading	AFS Securities	Mortgage Servicing Rights	Net Derivatives	Venture Capital and Similar Investments
	(Dollars in Millions)
Balance at January 1, 2008	$27	$9	$472	$2	$128
Total realized and unrealized gains or losses:
Included in earnings	(3)	(35)	(314)	68	(8)
Included in other comprehensive income (loss)	—	(3)	—	—	—
Purchases, issuances and settlements	(19)	5	212	(33)	62
Transfers in and/or out of Level 3	(1)	1,123	—	—	—

Balance at December 31, 2008	$4	$1,099	$370	$37	$182

BB&T transferred approximately $1.1 billion of non-agency mortgage-backed securities from level 2 to level 3 in 2008 as a result of very limited sales activity for these securities. BB&T transferred approximately the same amount of securities back into level 2 in 2009 as a result of increased market activity for these securities.

In 2009, BB&T also transferred certain auction rate securities from level 2 to level 3 as a result of decreased market activity for these securities. The total amount of auction rate securities that were transferred was $237 million, which comprises $228 million in obligations of state and political subdivisions and $9 million in other securities.

BB&T also acquired certain non-agency mortgage-backed securities in the Colonial acquisition that are included in covered securities and were determined to be level 3 due to the lack of observable sales for these securities.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no gains or losses recognized as a result of the transfers of securities between level 2 and level 3 in either 2009 or 2008.

BB&T has investments in venture capital funds and other similar investments that are measured at fair value based on the investment’s net asset value. The significant investment strategies for these ventures are primarily equity and subordinated debt in privately-held middle market companies. The majority of these investments are not redeemable and have varying dates for which the underlying assets are expected to be liquidated by distribution through 2018. As of December 31, 2009, restrictions on the ability to sell the investments include, but are not limited to, consent of majority member or general partner approval for transfer of ownership. There were no investments probable of sale for less than net asset value at December 31, 2009.

The tables below summarize unrealized and realized gains and losses recorded in earnings for Level 3 assets and liabilities for the years ended December 31, 2009 and 2008, respectively.

	Total Gains and Losses
For the Year Ended December 31, 2009	Trading	Covered Securities	Mortgage Servicing Rights	Net Derivatives	Venture Capital and Similar Investments
	(Dollars in Millions)
Classification of gains and losses (realized/unrealized) included in earnings for the period:
Interest income	$—	$20	$—	$—	$—
Mortgage banking income	—	—	64	222	—
Other noninterest income	(2)	—	—	—	6

Total	$(2)	$20	$64	$222	$6

Net unrealized gains (losses) included in net income relating to assets and liabilities still held at December 31, 2009	$(3)	$20	$190	$(20)	$(2)

	Total Gains and Losses
For the Year Ended December 31, 2008	AFS Securities	Trading	Mortgage Servicing Rights	Net Derivatives	Venture Capital and Similar Investments
	(Dollars in Millions)
Classification of gains and losses (realized/unrealized) included in earnings for the period:
Securities gains (losses), net	$(35)	$—	$—	$—	$—
Mortgage banking income	—	—	(314)	68	—
Other noninterest income	—	(3)	—	—	(8)

Total	$(35)	$(3)	$(314)	$68	$(8)

Net unrealized gains (losses) included in net income relating to assets and liabilities still held at December 31, 2008	$—	$—	$(220)	$37	$(12)

For 2009, the net realized and unrealized gains reported for mortgage servicing rights assets are composed of a positive valuation adjustment of $190 million less the realization of expected residential mortgage servicing rights cash flows of $126 million. For 2008, the net realized and unrealized losses reported for mortgage servicing rights assets are composed of a negative valuation adjustment of $220 million plus the realization of expected residential mortgage servicing rights cash flows of $94 million. BB&T uses various derivative financial instruments to mitigate the income statement effect of changes in fair value due to its quarterly valuation. During 2009 and 2008, the derivative instruments produced losses of $98 million and gains of $262 million, respectively, which offset the valuation adjustments recorded.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table details the fair value and unpaid principal balance of loans held for sale at December 31, 2009 and 2008 that were elected to be carried at fair value.

	December 31,
	2009			2008
	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance
	(Dollars in millions)
Loans held for sale reported at fair value
Total (1)	$2,551	$2,544	$7	$1,396	$1,367	$29
Nonaccrual loans	5	6	(1)	1	1	—
Loans 90 days or more past due and still accruing interest	2	2	—	3	3	—

(1)	The change in fair value is reflected in mortgage banking income.

Also, BB&T may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. Assets measured at fair value on a nonrecurring basis for the years ended December 31, 2009 and 2008 that were still held on the balance sheet at December 31, 2009 and 2008 totaled $2.4 billion and $1.2 billion, respectively. The 2009 amount consists of $941 million of impaired loans, excluding covered loans, and $1.5 billion of foreclosed real estate, excluding covered foreclosed real estate, that were classified as Level 3 assets. The 2008 amount consists of $638 million of impaired loans and $538 million of foreclosed real estate that were classified as Level 3 assets. During the years ended December 31, 2009 and 2008, BB&T recorded $436 million and $214 million, respectively, in losses related to write-downs of the loans and $224 million and $22 million, respectively, in losses related to write-downs of foreclosed real estate based on the appraised value of the underlying collateral.

Accounting standards require the disclosure of the estimated fair value of all financial instruments. A financial instrument is defined as cash, evidence of an ownership interest in an entity or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity. BB&T has recorded certain assets and liabilities at fair value based on the Fair Value Option or as required by the applicable accounting standards. The following is a summary of the carrying amounts and fair values of those financial assets and liabilities that BB&T has not recorded at fair value:

	December 31,
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in millions)
Financial assets:
Loans and leases, net of allowance for loan and lease losses (1)	$101,056	$100,794	$95,699	$96,025

Financial liabilities:
Deposits	114,965	112,917	98,613	98,877
Long-term debt	21,376	21,018	18,032	17,879

(1)	Includes $28 million of loans held for sale for which the Fair Value Option was not elected at December 31, 2008.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the notional or contractual amounts and fair values of BB&T’s off-balance sheet financial instruments as of the periods indicated:

	December 31,
	2009		2008
	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value
	(Dollars in millions)
Contractual commitments:
Commitments to extend, originate or purchase credit	$36,130	$48	$35,144	$50
Residential mortgage loans sold with recourse	1,986	6	2,470	3
Other loans sold with recourse	3,989	12	3,259	8
Letters of credit and financial guarantees written	7,999	40	5,895	20
Commitments to fund affordable housing investments	371	357	412	393

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

Loans receivable and loans held for sale: The fair values for loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms and credit quality. The interest rates being offered by BB&T for new loans with similar terms and credit quality are reflective of credit risk and liquidity spreads inherent in an orderly transaction in the current market. For commercial loans and leases, internal credit risk models are used to adjust discount rates for risk migration since inception. For residential mortgage and other consumer loans, internal prepayment risk models are used to adjust contractual cash flows. Loans are aggregated into pools of similar terms and credit quality and discounted using a LIBOR based rate. The carrying amounts of accrued interest approximate fair values.

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth certain information concerning BB&T’s derivative financial instruments and related hedged items at December 31, 2009:

Derivative Classifications and Hedging Relationships

	Hedged Item or Transaction	December 31, 2009
		Notional Amount	Fair Value
			Gain (1)	Loss (1)
		(Dollars in millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts:
Receive fixed swaps	First forecasted interest receipts on commercial loans	$1,000	$28	$—
Pay fixed swaps	First forecasted interest payments on 3 month LIBOR funding	4,300	38	(26)
Caps	First forecasted interest payments on 3 month LIBOR funding	200	—	—

Total		5,500	66	(26)

Derivatives Designated as Net Investment Hedges:
Foreign exchange contracts		73	—	(1)

Total		73	—	(1)

Derivatives Designated as Fair Value Hedges:
Interest rate contracts:
Receive fixed swaps	Individual fixed rate long-term debt issuances	3,429	192	(43)
Receive fixed swaps	Long-term CD's	328	2	—
Pay fixed swaps	Individual fixed rate municipal securities classified as available for sale	354	—	(50)

Total		4,111	194	(93)

Derivatives Not Designated as Hedges:
Client-related and other risk management
Interest rate contracts
Receive fixed swaps		10,004	392	(32)
Pay fixed swaps		10,401	32	(369)
Other swaps		7,014	3	(3)
Option trades		922	—	—
Swaptions		538	24	(24)
Futures contracts		611	—	—
Collars		123	4	(5)
Foreign exchange contracts		373	7	(6)
Mortgage Banking
Interest rate contracts
Interest rate lock commitments		2,970	5	(19)
Forward commitments		4,662	48	(5)
Swaptions		200	11	—
Option trades		340	1	(5)
TBA/When issued securities		30	—	—
Futures contracts		50	—	(1)
Mortgage Servicing Rights
Interest rate contracts
Receive fixed swaps		1,968	—	(69)
Pay fixed swaps		654	4	—
Swaptions		5,575	191	(2)
Futures contracts		4,631	1	(3)
When issued securities and Forward rate agreements		5,425	—	(37)

Total		56,491	723	(580)

Total Derivatives		$66,175	$983	$(700)

(1)	Derivatives in a gain position are recorded as Other assets and derivatives in a loss position are recorded as Other liabilities on the Consolidated Balance Sheet.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Effect of Derivative Instruments on the Consolidated Statements of Income

for the Year Ended December 31, 2009

(Dollars in millions)

	Effective Portion			Ineffective Portion
	Gain or (Loss) Recognized in OCI	Location of Amounts Reclassified from AOCI into Income	(Gain) or Loss Reclassified from AOCI into Income	Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income
Derivatives Designated as Cash Flow Hedges
Interest rate contracts	$146	Total interest income	$(86)	Other noninterest income	$1
		Total interest expense	37

			$(49)

Derivatives Designated as Net Investment Hedges
Foreign exchange contracts	$(11)		$—		$—

	Effective Portion		Ineffective Portion
	Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income	Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income
Derivatives Designated as Fair Value Hedges
Interest rate contracts	Total interest expense	$177	Other noninterest income	$7
Interest rate contracts	Total interest income	(17)	Other noninterest expense	—

Total		$160		$7

Derivatives Not Designated as Hedges
Client-related and other risk management
Interest rate contracts	Other noninterest income	$22
Other derivatives	Other noninterest income	(20)
Foreign exchange contracts	Other nondeposit fees and commissions	(1)
Mortgage Banking
Interest rate contracts	Mortgage banking income	23
Mortgage Servicing Rights
Interest rate contracts	Mortgage banking income	(98)

Total		$(74)

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

Cash Flow Hedges

At December 31, 2009, BB&T had designated notional values of $5.5 billion of derivatives as cash flow hedges. These cash flow hedges reflected a net unrealized gain of $40 million, with instruments in a gain position

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reflecting a fair value of $66 million recorded in other assets and instruments in a loss position reflecting a fair value of $26 million recorded in other liabilities. For a qualifying cash flow hedge, the portion of changes in the fair value of the derivatives that have been highly effective are recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. The impact on earnings resulting from the ineffectiveness of cash flow hedges was $1 million during 2009.

Accumulated other comprehensive income included $54 million in unrecognized after-tax gains on interest rate swaps, caps and floors hedging variable interest payments on business loans at December 31, 2009. These amounts included unrecognized after-tax gains on terminated swaps, caps and collars of $29 million at December 31, 2009. In addition, accumulated other comprehensive income included $50 million in net unrecognized after-tax gains on interest rate swaps, caps and floors hedging variable interest payments on funding at December 31, 2009. These amounts included unrecognized after-tax gains on terminated hedges related to short-term funding of $52 million at December 31, 2009. Also included in accumulated other comprehensive income at December 31, 2009 are unrecognized after-tax gains of $3 million on terminated interest rate swaps hedging variable interest payments on long-term debt.

The estimated net amount in accumulated other comprehensive income at December 31, 2009 that is expected to be reclassified into earnings within the next 12 months is a net after-tax gain of $60 million. The amount reclassified into earnings from other comprehensive income during 2009 was a net after-tax gain of $49 million.

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

Fair Value Hedges

At December 31, 2009, BB&T had designated notional values of $4.1 billion of derivatives as fair value hedges which reflected a net unrealized gain of $101 million, with instruments in a gain position reflecting a fair value of $194 million recorded in other assets and instruments in a loss position reflecting a fair value of $93 million recorded in other liabilities. For a qualifying fair value hedge, changes in the value of the derivatives that have been highly effective as hedges are recognized in current period earnings along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged. BB&T terminated certain fair value hedges relating to its long-term debt during 2009. The proceeds received from these terminations totaled $128 million and were included in cash flows from financing activities. The impact on earnings resulting from fair value hedge ineffectiveness was a $7 million gain during 2009.

BB&T also held $56.5 billion in notional value of derivatives not designated as hedges at December 31, 2009. These instruments were in a net gain position with a net estimated fair value of $143 million. Changes in the fair value of these derivatives are reflected in current period earnings.

Derivatives not designated as a hedge include the notional amount of $8.2 billion that have been entered into as a risk management instrument for mortgage banking operations at December 31, 2009. For mortgage loans originated for sale, BB&T is exposed to changes in market rates and conditions subsequent to the interest rate lock and funding date. BB&T’s risk management strategy related to its interest rate lock commitment derivatives and loans held for sale includes using mortgage-based derivatives such as forward commitments and options in order to mitigate market risk.

Derivatives not designated as a hedge include the notional amount of $18.3 billion that have been entered into as a risk management instrument for mortgage servicing rights at December 31, 2009. For 2009, the $98 million loss on these derivatives is offset by a positive $190 million valuation adjustment related to the mortgage servicing asset.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BB&T also held derivatives not designated as hedges with notional amounts totaling $30.0 billion at December 31, 2009 as risk management instruments primarily to facilitate transactions on behalf of its clients, as well as activities related to balance sheet management.

At December 31, 2009, BB&T had designated notional values of $73 million of derivatives as net investment hedges used to hedge the variability in a foreign currency exchange rate.

Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. BB&T controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. In addition, certain counterparties are required to provide cash collateral to BB&T when their unsecured loss positions exceed certain negotiated limits. These bilateral limits are typically based on current credit ratings and vary with ratings changes. As of December 31, 2009 and 2008, BB&T had received cash collateral of approximately $82 million and $165 million, respectively. In addition, BB&T had posted collateral of $138 million and $180 million at December 31, 2009 and 2008, respectively. In the event that BB&T’s credit ratings had been downgraded below investment grade, the amount of collateral posted would have increased by $50 million and $225 million as of December 31, 2009 and 2008, respectively. As of December 31, 2009, BB&T had approximately $26 million of unsecured positions with derivative dealers. All of the derivative contracts to which BB&T is a party settle monthly, quarterly or semiannually. In the case of contracts with derivative dealers, BB&T only transacts with dealers that are national market makers whose credit ratings are strong. Further, BB&T has netting agreements with the dealers with which it does business. Because of these factors, BB&T’s credit risk exposure related to derivatives contracts at December 31, 2009 and 2008 was not material.

NOTE 20.    Computation of Earnings Per Common Share

The basic and diluted earnings per common share calculations are presented in the following table:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in millions, except per share data, shares in thousands)
Basic Earnings Per Share:
Net income available to common shareholders	$729	$1,498	$1,734

Weighted average number of common shares	629,583	548,847	547,184

Basic earnings per share	$1.16	$2.73	$3.17

Diluted Earnings Per Share:
Net income available to common shareholders	$729	$1,498	$1,734

Weighted average number of common shares	629,583	548,847	547,184
Add:
Effect of dilutive outstanding equity-based awards	6,036	3,651	4,571

Weighted average number of diluted common shares	635,619	552,498	551,755

Diluted earnings per share	$1.15	$2.71	$3.14

For the years ended December 31, 2009, 2008 and 2007, respectively, the number of antidilutive options was 38.6 million, 33.5 million and 14.0 million. In addition, BB&T had a warrant outstanding for 13.9 million shares as of December 31, 2008 that was antidilutive.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The management accounting process uses various estimates and allocation methodologies to measure the performance of the operating segments. To determine financial performance for each segment, BB&T allocates capital, funding charges and credits, an economic provision for loan and lease losses, certain noninterest expenses and income tax provisions to each segment, as applicable. Also, to promote revenue growth and provide a basis for employee incentives, certain revenues of Residential Mortgage Banking, Sales Finance, Specialized Lending, Insurance Services, Financial Services and other segments are reflected in the individual segment results and also allocated to the Banking Network. These allocated revenues are reflected in intersegment net referral fees and eliminated to arrive at consolidated results. Allocation methodologies are subject to periodic adjustment as the internal management accounting system is revised and business or product lines within the segments change. Also, because the development and application of these methodologies is a dynamic process, the financial results presented may be periodically revised.

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Banking Network

BB&T’s Banking Network serves individual and business clients by offering a variety of loan and deposit products and other financial services. The Banking Network is primarily responsible for serving client relationships, and, therefore, is credited with revenue from the Residential Mortgage Banking, Financial Services, Insurance Services, Specialized Lending, Sales Finance and other segments, which is reflected in net referral fees. Amortization and depreciation expense that has been allocated to the segment totaled $39 million, $82 million, and $86 million for 2009, 2008, and 2007, respectively. The decline in amortization and depreciation expense allocated to the Banking Network in 2009 is due to a change in methodology whereby the Banking Network no longer carries real estate assets. The expenses related to real estate assets including depreciation and amortization were moved to an allocated expense category contained in noninterest expenses.

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

Specialized Lending

BB&T’s Specialized Lending segment consists of six business units that provide specialty finance alternatives to consumers and businesses including: dealer-based financing of equipment for both small

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

businesses and consumers, equipment leasing, direct consumer finance, insurance premium finance, indirect sub-prime automobile finance, and full-service commercial mortgage banking. Bank clients as well as nonbank clients within and outside BB&T’s primary geographic market area are served by these companies. The Banking Network receives credit for referrals to these companies with the corresponding charge retained in the corporate office, which is reflected as part of Parent/Reconciling Items in the accompanying tables. Amortization and depreciation expense that has been allocated to the segment totaled $37 million, $28 million, and $23 million for 2009, 2008, and 2007, respectively.

Insurance Services

BB&T’s insurance agency / brokerage network is the 7th largest in the nation and the 8th largest in the world. BB&T Insurance Services provides property and casualty, life and health insurance to businesses and individuals. It also provides small business and corporate products, such as workers compensation and professional liability, as well as surety coverage and title insurance. In addition, the Insurance Services segment also underwrites a limited amount of property and casualty coverage. The Banking Network receives credit for insurance commissions on referred accounts, with the corresponding charge retained in the corporate office, which is reflected as part of Parent/Reconciling Items in the accompanying tables. Amortization and depreciation expense that has been allocated to the segment totaled $21 million, $19 million and $13 million for 2009, 2008 and 2007, respectively.

Financial Services

BB&T’s Financial Services segment provides personal trust administration, estate planning, investment counseling, wealth management, asset management, employee benefits services, corporate banking and corporate trust services to individuals, corporations, institutions, foundations and government entities. BB&T’s Financial Services segment also offers clients investment alternatives, including discount brokerage services, equities, fixed-rate and variable-rate annuities, mutual funds and governmental and municipal bonds through BB&T Investment Services, Inc., a subsidiary of Branch Bank. The Financial Services segment includes Scott & Stringfellow, LLC, a full-service brokerage and investment banking firm headquartered in Richmond, Virginia. Scott & Stringfellow provides services in retail brokerage, equity and debt underwriting, investment advice, corporate finance and equity research and facilitates the origination, trading and distribution of fixed-income securities and equity products in both the public and private capital markets. Scott & Stringfellow also has a public finance department that provides investment banking services, financial advisory services and municipal bond financing to a variety of regional taxable and tax-exempt issuers. Scott & Stringfellow’s investment banking and corporate and public finance areas do business as BB&T Capital Markets. The Financial Services segment also includes the Corporate Banking Division that originates and services large corporate relationships, syndicated lending relationships and client derivatives. The Banking Network receives an interoffice credit for referral fees, with the corresponding charge remaining in the corporate office, which is reflected as part of Parent/Reconciling Items in the accompanying tables. Amortization and depreciation expense that has been allocated to the segment totaled $8 million, $11 million, and $9 million for 2009, 2008 and 2007, respectively.

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Covered loans and other acquired loans of the former Colonial, and their related income and expense were recorded in the Parent/Reconciling Items segment. The remaining assets and liabilities, and the related income and expense were recorded in the appropriate segments of BB&T.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables disclose selected financial information with respect to BB&T’s reportable business segments for the years indicated:

BB&T Corporation

Reportable Segments

For the Years Ended December 31, 2009, 2008 and 2007

	Banking Network			Residential Mortgage Banking			Sales Finance			Specialized Lending			Insurance Services
	2009	2008	2007	2009	2008	2007	2009	2008	2007	2009	2008	2007	2009	2008	2007
	(Dollars in millions)
Net interest income (expense)	$1,638	$2,119	$2,305	$1,065	$1,135	$1,042	$409	$401	$376	$825	$711	$676	$5	$12	$18
Net funds transfer pricing (FTP)	1,925	1,118	1,141	(722)	(835)	(791)	(284)	(283)	(256)	(220)	(210)	(223)	(3)	(5)	(4)

Net interest income (expense) and FTP	3,563	3,237	3,446	343	300	251	125	118	120	605	501	453	2	7	14

Economic provision for loan and lease losses	1,874	840	155	333	134	9	90	40	21	332	301	194	—	—	—
Noninterest income	1,293	1,235	1,095	607	224	120	2	2	2	119	116	90	1,032	907	839
Intersegment net referral fees (expense)	461	254	239	(146)	(96)	(92)	(13)	(13)	(13)	—	—	—	—	—	—
Noninterest expense	2,081	1,544	1,472	128	84	64	31	28	25	284	243	206	772	697	624
Allocated corporate expenses	706	700	588	11	10	10	12	11	10	41	38	25	52	42	28

Income (loss) before income taxes	656	1,642	2,565	332	200	196	(19)	28	53	67	35	118	210	175	201
Provision (benefit) for income taxes	246	588	927	126	72	71	(7)	10	19	24	14	45	82	67	76

Segment net income (loss)	$410	$1,054	$1,638	$206	$128	$125	$(12)	$18	$34	$43	$21	$73	$128	$108	$125

Identifiable segment assets (period end)	$62,847	$65,194	$60,739	$19,040	$19,028	$18,503	$6,131	$6,117	$5,786	$8,162	$6,571	$5,608	$1,200	$1,253	$1,076

	Financial Services			Treasury			All Other Segments (1)			Parent/Reconciling Items			Total BB&T Corporation
	2009	2008	2007	2009	2008	2007	2009	2008	2007	2009	2008	2007	2009	2008	2007
	(Dollars in millions)
Net interest income (expense)	$12	$47	$20	$630	$300	$(134)	$157	$105	$167	$103	$(592)	$(590)	$4,844	$4,238	$3,880
Net funds transfer pricing (FTP)	118	30	35	(689)	(7)	(158)	(189)	(171)	(169)	64	363	425	—	—	—

Net interest income (expense) and FTP	130	77	55	(59)	293	(292)	(32)	(66)	(2)	167	(229)	(165)	4,844	4,238	3,880

Economic provision for loan and lease losses	12	8	—	—	—	—	4	8	1	166	114	68	2,811	1,445	448
Noninterest income	674	638	553	326	265	111	35	34	58	(154)	(224)	(94)	3,934	3,197	2,774
Intersegment net referral fees (expense)	34	20	10	—	—	—	—	—	—	(336)	(165)	(144)	—	—	—
Noninterest expense	542	544	481	6	(22)	8	63	26	81	1,024	767	663	4,931	3,911	3,624
Allocated corporate expenses	24	31	30	4	4	3	—	1	7	(850)	(837)	(701)	—	—	—

Income (loss) before income taxes	260	152	107	257	576	(192)	(64)	(67)	(33)	(663)	(662)	(433)	1,036	2,079	2,582
Provision (benefit) for income taxes	100	56	36	28	161	(106)	(67)	(50)	(23)	(373)	(368)	(209)	159	550	836

Segment net income (loss)	$160	$96	$71	$229	$415	$(86)	$3	$(17)	$(10)	$(290)	$(294)	$(224)	$877	$1,529	$1,746

Identifiable segment assets (period end)	$3,077	$2,927	$4,118	$37,487	$37,438	$24,137	$5,306	$5,023	$3,934	$22,514	$8,464	$8,717	$165,764	$152,015	$132,618

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 26, 2010:

BB&T Corporation (Registrant)

By:	/S/ KELLY S. KING
Kelly S. King Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 26, 2010:

/S/ KELLY S. KING
Kelly S. King Chairman and Chief Executive Officer (Principal Executive Officer)

/S/ DARYL N. BIBLE
Daryl N. Bible Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ CYNTHIA B. POWELL
Cynthia B. Powell Executive Vice President and Corporate Controller (Principal Accounting Officer)

A Majority of the Directors of the Registrant are included.

/S/ KELLY S. KING Kelly S. King Chairman and Chief Executive Officer

/S/ JOHN A. ALLISON IV John A. Allison IV Director

/S/ JENNIFER S. BANNER Jennifer S. Banner Director

/S/ K. DAVID BOYER JR. K. David Boyer Jr. Director

/S/ ANNA R. CABLIK Anna R. Cablik Director

/S/ RONALD E. DEAL Ronald E. Deal Director

Barry J. Fitzpatrick Director

/S/ J. LITTLETON GLOVER JR. J. Littleton Glover Jr. Director

/S/ L. VINCENT HACKLEY, PH.D. L. Vincent Hackley, Ph.D. Director

/S/ JANE P. HELM Jane P. Helm Director

/S/ JOHN P. HOWE III, M.D. John P. Howe III, M.D. Director

/S/ JAMES H. MAYNARD James H. Maynard Director

/S/ ALBERT O. MCCAULEY Albert O. McCauley Director

/S/ J. HOLMES MORRISON J. Holmes Morrison Director

/S/ NIDO R. QUBEIN Nido R. Qubein Director

/S/ THOMAS E. SKAINS Thomas E. Skains Director

/S/ THOMAS N. THOMPSON Thomas N. Thompson Director

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

Incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed August 17, 2009.

3(i)	Articles of Incorporation of the Registrant, as Restated February 25, 2009.	Incorporated herein by reference to Exhibit 3 (i) of the Annual Report on Form 10-K, filed February 27, 2009.

3(ii)	Bylaws of the Registrant, as amended October 23, 2007.	Incorporated herein by reference to Exhibit 3(ii) of the Current Report on Form 8-K, filed October 25, 2007.

4.1	Articles of Incorporation of the Registrant, as Restated February 25, 2009, related to Junior Participating Preferred Stock.	Incorporated herein by reference to Exhibit 3 (i) of the Annual Report on Form 10-K, filed February 27, 2009.

4.2	Articles of Incorporation of the Registrant, as Restated February 25, 2009, related to Series C Preferred Stock.	Incorporated herein by reference to Exhibit 3 (i) of the Annual Report on Form 10-K, filed February 27, 2009.

4.3

Indenture Regarding Senior Securities (including form of Senior Debt Security) between Registrant and U.S. Bank National Association (as successor in interest to State Street Bank and Trust Company), as trustee, dated as of May 24, 1996.

Incorporated herein by reference to Exhibit 4(c) of Form S-3 Registration Statement No. 333-02899.

4.4	First Supplemental Indenture, dated May 4, 2009, to the Indenture Regarding Senior Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed May 4, 2009.

4.5

Indenture Regarding Subordinated Securities (including Form of Subordinated Debt Security) between the Registrant and U.S. Bank National Association (as successor in interest to State Street Bank and Trust Company), as trustee, dated as of May 24, 1996.

Incorporated herein by reference to Exhibit 4(d) of Form S-3 Registration Statement No. 333-02899.

4.6	First Supplemental Indenture, dated as of December 23, 2003, to the Indenture Regarding Subordinated Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.5 of the Annual Report on Form 10-K, filed February 27, 2009.

Exhibit No.	Description	Location
4.7	Second Supplemental Indenture, dated as of September 24, 2004, to the Indenture Regarding Subordinated Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Filed herewith.

4.8	Third Supplemental Indenture, dated May 4, 2009, to the Indenture Regarding Subordinated Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.6 of the Current Report on Form 8-K, filed May 4, 2009.

10.1*	BB&T Corporation Amended and Restated Non-Employee Directors’ Deferred Compensation and Stock Option Plan (amended and restated January 1, 2005).	Incorporated herein by reference to Exhibit 10.1 of the Annual Report on Form 10-K, filed February 28, 2008.

10.2*	BB&T Corporation 1995 Omnibus Stock Incentive Plan (as amended and restated through February 25, 2003).	Incorporated herein by reference to Exhibit 99 of Form S-8 Registration Statement No. 333-116502.

10.3*	2008 Declaration of Amendment to BB&T Corporation 1995 Omnibus Stock Incentive Plan.	Incorporated herein by reference to Exhibit 10.2.a of the Annual Report on Form 10-K, filed February 27, 2009.

10.4*	409A Declaration of Amendment to BB&T Corporation 1995 Omnibus Stock Incentive Plan.	Incorporated herein by reference to Exhibit 10.2.b of the Annual Report on Form 10-K, filed February 27, 2009.

10.5*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation 1995 Omnibus Stock Incentive Plan, as amended and restated.	Incorporated herein by reference to Exhibit 10(b) of the Current Report on Form 8-K, filed February 28, 2005.

10.6*	BB&T Corporation Amended and Restated 2004 Stock Incentive Plan, as amended (as amended through February 24, 2009).	Incorporated herein by reference to the Appendix to the Proxy Statement for the 2009 Annual Meeting of Shareholders on Schedule 14A, filed March 13, 2009.

10.7*	Not used.

10.8*	Form of Performance Unit Award Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan.	Incorporated herein by reference to Exhibit 10.5 of the Annual Report on Form 10-K, filed February 28, 2008.

10.9*	Form of Non-Employee Director Restricted Stock Unit Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan.	Incorporated herein by reference to Exhibit 10.6 of the Annual Report on Form 10-K, filed February 28, 2008.

10.10*	Form of Non-Employee Director Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan.	Incorporated herein by reference to Exhibit 10.7 of the Annual Report on Form 10-K, filed February 28, 2008.

10.11*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan.	Incorporated herein by reference to Exhibit 10.8 of the Annual Report on Form 10-K, filed February 28, 2008.

Exhibit No.	Description	Location
10.12*	Form of Restricted Stock Unit Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan.	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 8, 2009.

10.13*	Form of Restricted Stock Unit Agreement (Performance Vesting Component) for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan.	Incorporated herein by reference to Exhibit 10.10 of the Annual Report on Form 10-K, filed February 28, 2008.

10.14*	BB&T Corporation Amended and Restated 1996 Short-term Incentive Plan.	Incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K, filed February 27, 2009.

10.15*	Southern National Deferred Compensation Plan for Key Executives including amendments.	Incorporated herein by reference to Exhibit 10(l) of the Annual Report on Form 10-K, filed March 7, 2005.

10.16*	BB&T Corporation Target Pension Plan.	Incorporated herein by reference to Exhibit 10.13 of the Annual Report on Form 10-K, filed February 27, 2009.

10.17*	BB&T Corporation Non-Qualified Defined Benefit Plan.	Incorporated herein by reference to Exhibit 10.14 of the Annual Report on Form 10-K, filed February 27, 2009.

10.18*	BB&T Corporation Non-Qualified Defined Contribution Plan.	Incorporated herein by reference to Exhibit 10.15 of the Annual Report on Form 10-K, filed February 27, 2009.

10.19*	BB&T Corporation Supplemental Defined Contribution Plan for Highly Compensated Employees.	Incorporated herein by reference to Exhibit 10.16 of the Annual Report on Form 10-K, filed February 27, 2009.

10.20*	BB&T Corporation Non-Qualified Deferred Compensation Trust Amended and Restated effective November 1, 2001 (including amendments).	Incorporated herein by reference to Exhibit 10.17 of the Annual Report on Form 10-K, filed February 28, 2008.

10.21*	2006 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and John A. Allison, IV.	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed December 18, 2006.

10.22*	2008 Amendment to 2006 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and John A. Allison, IV.	Incorporated herein by reference to Exhibit 10.19 of the Annual Report on Form 10-K, filed February 27, 2009.

10.23*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Kelly S. King.	Incorporated herein by reference to Exhibit 10.20 of the Annual Report on Form 10-K, filed February 27, 2009.

10.24*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Christopher L. Henson.	Incorporated herein by reference to Exhibit 10.21 of the Annual Report on Form 10-K, filed February 27, 2009.

Exhibit No.	Description	Location
10.25*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Daryl N. Bible.	Incorporated herein by reference to Exhibit 10.22 of the Annual Report on Form 10-K, filed February 27, 2009.

10.26*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Ricky K. Brown.	Incorporated herein by reference to Exhibit 10.23 of the Annual Report on Form 10-K, filed February 27, 2009.

10.27*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Barbara F. Duck.	Incorporated herein by reference to Exhibit 10.24 of the Annual Report on Form 10-K, filed February 27, 2009.

10.28*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Donna C. Goodrich.	Incorporated herein by reference to Exhibit 10.25 of the Annual Report on Form 10-K, filed February 27, 2009.

10.29*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Robert E. Greene.	Incorporated herein by reference to Exhibit 10.26 of the Annual Report on Form 10-K, filed February 27, 2009.

10.30*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Clarke R. Starnes, III.	Incorporated herein by reference to Exhibit 10.27 of the Annual Report on Form 10-K, filed February 27, 2009.

10.31*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Steven B. Wiggs.	Incorporated herein by reference to Exhibit 10.28 of the Annual Report on Form 10-K, filed February 27, 2009.

10.32*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and C. Leon Wilson, III.	Incorporated herein by reference to Exhibit 10.29 of the Annual Report on Form 10-K, filed February 27, 2009.

10.33*	Not used.

10.34*	Death Benefit Only Plan, dated April 23, 1990, by and between Branch Banking and Trust Company (as successor to Southern National Bank of North Carolina) and L. Glenn Orr, Jr.	Incorporated herein by reference to Registration Statement No. 33-33984.

10.35*	Settlement and Non-Compete Agreement, dated February 28, 1995, by and between BB&T Corporation (as successor to Southern National Corporation) and L. Glenn Orr, Jr.	Incorporated herein by reference to Exhibit 10(b) of Form S-4 Registration Statement No. 33-56437.

10.36*	First Virginia Banks, Inc. Key Employee Salary Reduction Deferred Compensation Plan; First Virginia Banks, Inc. 1986 Key Employee Salary Reduction Deferred Compensation Plan.	Filed herewith.

11	Statement re computation of earnings per share.	Filed herewith as Note 20 to the consolidated financial statements.

12†	Statement re computation of ratios.	Filed herewith.

Exhibit No.	Description	Location
21†	Subsidiaries of the Registrant.	Filed herewith.

22	Proxy Statement for the 2009 Annual Meeting of Shareholders.	Future filing incorporated herein by reference pursuant to General Instruction G(3).

23†	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS**	XBRL Instance Document.	Filed herewith.

101.SCH**	XBRL Taxonomy Extension Schema.	Filed herewith.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

101.DEF**	XBRL Taxonomy Definition Linkbase.	Filed herewith.

*	Management compensatory plan or arrangement.
**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
†	Exhibits intentionally not provided herein.