Form 10-Q
period 2010-03-31
BB&T CORP
filed 2010-05-07
CIK 92230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2010

Commission file number: 1-10853

BB&T CORPORATION

(Exact name of registrant as specified in its charter)

North Carolina	56-0939887
(State of Incorporation)	(I.R.S. Employer Identification No.)

200 West Second Street	27101
Winston-Salem, North Carolina (Address of Principal Executive Offices)	(Zip Code)

(336) 733-2000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

At April 30, 2010, 692,102,008 shares of the Registrant’s common stock, $5 par value, were outstanding.

BB&T CORPORATION

FORM 10-Q

March 31, 2010

Item 1.	Financial Statements

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share data, shares in thousands)

	March 31, 2010	December 31, 2009
Assets
Cash and due from banks	$1,265	$1,584
Interest-bearing deposits with banks	574	667
Federal funds sold and securities purchased under resale agreements or similar arrangements	399	398
Segregated cash due from banks	269	270
Trading securities at fair value	651	636
Securities available for sale at fair value ($1,263 and $1,201 covered by FDIC loss share at March 31, 2010 and December 31, 2009, respectively)	32,654	33,253
Loans held for sale at fair value	2,057	2,551
Loans and leases ($7,458 and $8,019 covered by FDIC loss share at March 31, 2010 and December 31 , 2009, respectively)	102,344	103,656
Allowance for loan and lease losses	(2,714)	(2,600)

Loans and leases, net of allowance for loan and lease losses	99,630	101,056

FDIC loss share receivable	2,611	3,062
Premises and equipment	1,798	1,583
Goodwill	6,055	6,053
Core deposit and other intangible assets	601	640
Residential mortgage servicing rights at fair value	875	832
Other assets ($229 and $215 of foreclosed property and other assets covered by FDIC loss share at March 31, 2010 and December 31, 2009, respectively)	14,261	13,179

Total assets	$163,700	$165,764

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$19,022	$18,945
Interest checking	3,504	3,420
Other client deposits	51,897	52,097
Client certificates of deposit	29,686	32,298
Other interest-bearing deposits	9,614	8,205

Total deposits	113,723	114,965

Federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	7,020	8,106
Long-term debt	21,428	21,376
Accounts payable and other liabilities	5,001	5,076

Total liabilities	147,172	149,523

Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, liquidation preference of $1,000,000 per share	—	—
Common stock, $5 par	3,459	3,449
Additional paid-in capital	5,677	5,620
Retained earnings	7,624	7,539
Accumulated other comprehensive loss, net of deferred income taxes of $(183) and $(257) at March 31, 2010 and December 31, 2009, respectively	(292)	(417)
Noncontrolling interest	60	50

Total shareholders’ equity	16,528	16,241

Total liabilities and shareholders’ equity	$163,700	$165,764

Common shares outstanding	691,869	689,750
Common shares authorized	1,000,000	1,000,000
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in millions, except per share data, shares in thousands)

	For the Three Months Ended March 31,
	2010	2009
Interest Income
Interest and fees on loans and leases	$1,440	$1,322
Interest and dividends on securities	336	352
Interest on other earning assets	3	5

Total interest income	1,779	1,679

Interest Expense
Interest on deposits	259	346
Interest on federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	5	23
Interest on long-term debt	201	164

Total interest expense	465	533

Net Interest Income	1,314	1,146
Provision for credit losses	575	676

Net Interest Income After Provision for Credit Losses	739	470

Noninterest Income
Insurance income	253	252
Service charges on deposits	164	156
Mortgage banking income	89	188
Investment banking and brokerage fees and commissions	79	82
Other nondeposit fees and commissions	65	53
Checkcard fees	61	49
Bankcard fees and merchant discounts	40	35
Trust and investment advisory revenues	38	32
Income from bank-owned life insurance	31	23
Other income	27	11
Securities gains (losses), net
Realized gains (losses), net	3	186
Other-than-temporary impairments	(12)	(36)
Less non-credit portion recognized in other comprehensive income	6	—

Total securities (losses) gains, net	(3)	150

Total noninterest income	844	1,031

Noninterest Expense
Personnel expense	646	600
Foreclosed property expense	178	36
Occupancy and equipment expense	138	129
Professional services	72	53
Regulatory charges	45	33
Loan processing expenses	35	29
Amortization of intangibles	32	25
Merger-related and restructuring charges, net	17	12
Other expenses	178	152

Total noninterest expense	1,341	1,069

Earnings
Income before income taxes	242	432
Provision for income taxes	48	114

Net income	194	318

Noncontrolling interest	6	6
Dividends and accretion on preferred stock	—	41

Net income available to common shareholders	$188	$271

Earnings Per Common Share
Basic	$.27	$.48

Diluted	$.27	$.48

Cash dividends declared	$.15	$.47

Weighted Average Shares Outstanding
Basic	690,792	559,801

Diluted	698,675	563,566

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2010 and 2009

(Dollars in millions, except per share data, shares in thousands)

	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, January 1, 2009	559,248	$3,082	$2,796	$3,510	$7,381	$(732)	$44	$16,081

Add (Deduct):
Comprehensive income (loss):
Net income	—	—	—	—	312	—	6	318
Net change in other comprehensive income (loss)	—	—	—	—	—	49	—	49

Total comprehensive income (loss) (Note 10)	—	—	—	—	312	49	6	367

Stock issued:
In purchase acquisitions	96	—	1	1	—	—	—	2
In connection with stock option exercises and other employee benefits, net of cancellations	44	—	—	—	—	—	—	—
In connection with dividend reinvestment plan	1,175	—	6	16	—	—	—	22
Cash dividends declared on common stock, $.47 per share	—	—	—	—	(266)	—	—	(266)
Cash dividends accrued on preferred stock	—	—	—	—	(39)	—	—	(39)
Equity-based compensation expense	—	—	—	19	—	—	—	19
Other, net	—	3	—	1	(3)	—	(5)	(4)

Balance, March 31, 2009	560,563	$3,085	$2,803	$3,547	$7,385	$(683)	$45	$16,182

Balance, January 1, 2010	689,750	$—	$3,449	$5,620	$7,539	$(417)	$50	16,241

Add (Deduct):
Comprehensive income (loss):
Net income	—	—	—	—	188	—	6	194
Net change in other comprehensive income (loss)	—	—	—	—	—	125	—	125

Total comprehensive income (loss) (Note 10)	—	—	—	—	188	125	6	319

Stock issued:
In connection with stock option exercises and other employee benefits, net of cancellations	1,349	—	7	23	—	—	—	30
In connection with dividend reinvestment plan	299	—	1	7	—	—	—	8
In connection with 401(k) plan	471	—	2	11	—	—	—	13
Cash dividends declared on common stock, $.15 per share	—	—	—	—	(103)	—	—	(103)
Equity-based compensation expense	—	—	—	16	—	—	—	16
Other, net	—	—	—	—	—	—	4	4

Balance, March 31, 2010	691,869	$—	$3,459	$5,677	$7,624	$(292)	$60	$16,528

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in millions)

	For the Three Months Ended March 31,
	2010	2009
Cash Flows From Operating Activities:
Net income	$194	$318
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	575	676
Depreciation	65	54
Amortization of intangibles	32	25
Equity-based compensation	16	19
Discount accretion and premium amortization on long-term debt, net	9	16
Loss (gain) on sales of securities, net	3	(150)
Net increase in trading securities	(15)	(105)
Net decrease (increase) in loans held for sale	475	(2,355)
Net decrease in FDIC loss share receivable	406	—
Net increase in other assets	(1,155)	(4,376)
Net decrease in accounts payable and other liabilities	(66)	(3,562)
Decrease in segregated cash due from banks	1	96
Other, net	97	73

Net cash provided by (used in) operating activities	637	(9,271)

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	787	12,034
Proceeds from maturities, calls and paydowns of securities available for sale	1,694	2,091
Purchases of securities available for sale	(1,563)	(150)
Originations and purchases of loans and leases, net of principal collected	456	633
Net cash paid for divestitures	(832)	—
Net cash paid in business combinations	(5)	(717)
Proceeds from disposals of premises and equipment	1	2
Purchases of premises and equipment	(263)	(43)
Proceeds from sales of foreclosed property or other real estate held for sale	166	45
Other, net	12	(1)

Net cash provided by investing activities	453	13,894

Cash Flows From Financing Activities:
Net decrease in deposits	(365)	(7,993)
Net (decrease) increase in federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	(1,087)	2,933
Proceeds from issuance of long-term debt	—	1
Repayment of long-term debt	(1)	(24)
Net proceeds from common stock issued	51	22
Cash dividends paid on common stock	(103)	(263)
Cash dividends paid on preferred stock	—	(40)
Other, net	4	1

Net cash used in financing activities	(1,501)	(5,363)

Net Decrease in Cash and Cash Equivalents	(411)	(740)
Cash and Cash Equivalents at Beginning of Period	2,649	2,740

Cash and Cash Equivalents at End of Period	$2,238	$2,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$430	$484
Income taxes	636	138
Noncash investing and financing activities:
Transfers of loans to foreclosed property	388	465

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2010

NOTE 1. Basis of Presentation

General

In the opinion of management, the accompanying unaudited Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders’ Equity, and Consolidated Statements of Cash Flows of BB&T Corporation and subsidiaries (referred to herein as “BB&T”, the “Corporation” or the “Company”), are fair statements of BB&T’s financial position at March 31, 2010 and December 31, 2009, and BB&T’s results of operations, changes in shareholders’ equity and cash flows for the three month periods ended March 31, 2010 and 2009. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the interim period results have been made.

These consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the financial statements and footnotes included in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2009 should be referred to in connection with these unaudited interim consolidated financial statements.

The accounting and reporting policies of BB&T and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities.

Nature of Operations

BB&T Corporation (“BB&T”, the “Company” or “Parent Company”) is a financial holding company organized under the laws of North Carolina. BB&T conducts operations through its principal bank subsidiary, Branch Banking and Trust Company (“Branch Bank”), BB&T Financial, FSB (“BB&T FSB”), a federally chartered thrift institution, and its nonbank subsidiaries. Branch Bank has offices in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Tennessee, Kentucky, Florida, Alabama, Indiana, Texas and Washington, D.C. Branch Bank provides a wide range of banking services to individuals and businesses, and offers a variety of loans to businesses and consumers. Such loans are made primarily to individuals residing in the market areas described above or to businesses located within BB&T’s geographic footprint. Branch Bank also markets a wide range of deposit services to individuals and businesses. Branch Bank offers, either directly, or through its subsidiaries, lease financing to businesses and municipal governments; factoring; discount brokerage services, annuities and mutual funds; life insurance, property and casualty insurance, health insurance and commercial general liability insurance on an agency basis and through a wholesale insurance brokerage operation; insurance premium financing; permanent financing arrangements for commercial real estate; loan servicing for third-party investors; direct consumer finance loans to individuals; trust and comprehensive wealth advisory services and association services. BB&T FSB and the direct nonbank subsidiaries of BB&T provide a variety of financial services including credit card lending, automobile lending, equipment financing, full-service securities brokerage, asset management and capital markets services.

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

BB&T holds investments in certain legal entities that are considered variable interest entities (“VIE’s”). VIE’s are legal entities in which equity investors do not have sufficient equity at risk for the entity to independently finance its activities, or as a group, the holders of the equity investment at risk lack the power through voting or similar rights to direct the activities of the entity that most significantly impact its economic performance, or do not have the obligation to absorb the expected losses of the entity or the right to receive expected residual returns of the entity. Consolidation of a VIE is considered appropriate if a reporting entity holds a controlling financial interest in the VIE.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2010

BB&T evaluates its investments in VIE’s to determine if a controlling financial interest is held. This evaluation gives appropriate consideration to the design of the entity and the variability that the entity was designed to pass along, the relative power of each of the parties to the VIE, and to BB&T’s relative obligation to absorb losses or receive residual returns of the entity, in relation to such obligations and rights held by other parties to the VIE. BB&T has variable interests in certain entities that were not required to be consolidated, including affordable housing partnership interests, historic tax credit partnerships, other partnership interests and trusts that have issued capital securities. Please refer to Note 13 for additional disclosures regarding BB&T’s significant variable interest entities.

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

Reclassifications

Investments in Federal Home Loan Bank (“FHLB”) stock have been reclassified from securities available for sale to other assets in all periods presented. In certain other instances, amounts reported in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation. Such reclassifications had no effect on previously reported cash flows, shareholders’ equity or net income.

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

In June 2009, the FASB issued new guidance impacting Consolidation of variable interest entities. The objective of this guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance was effective as of January 1, 2010. The adoption of this guidance was not material to BB&T’s consolidated financial statements.

In February 2010, the FASB issued new guidance impacting Fair Value Measurements and Disclosures. The new guidance requires a gross presentation of purchases and sales of Level 3 activities and adds a new requirement to disclose

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2010

transfers in and out of Level 1 and Level 2 measurements. The guidance related to the transfers between Level 1 and Level 2 measurements was effective for BB&T on January 1, 2010. The guidance that requires increased disaggregation of the level 3 activities is effective for BB&T on January 1, 2011. The new disclosures required by this guidance are included in Note 14 to these consolidated financial statements.

In March 2010, the FASB issued new guidance impacting Receivables. The new guidance clarifies that a modification to a loan that is part of a pool of loans that were acquired with deteriorated credit quality should not result in the removal of the loan from the pool. This guidance is effective for any modifications of loans accounted for within a pool in the first interim or annual reporting period ending after July 15, 2010. The adoption of this guidance is not expected to be material to BB&T’s consolidated financial statements.

NOTE 2. Business Combinations

Financial Institution Acquisitions

On August 14, 2009, Branch Bank entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to acquire certain assets and assume substantially all of the deposits and certain liabilities of Colonial Bank, an Alabama state-chartered bank headquartered in Montgomery, Alabama (“Colonial”). As further discussed in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2009, BB&T entered into loss sharing agreements with the FDIC related to certain loans, securities and other assets.

Branch Bank did not immediately acquire the real estate, banking facilities, furniture or equipment of Colonial as part of the purchase and assumption agreement. However, under the terms of the agreement, Branch Bank had the option through February 1, 2010 to acquire these assets from the FDIC at their fair market value as of the acquisition date. Prior to the exercise of this option, these banking facilities and equipment were leased from the FDIC on a month-to-month basis. During the first quarter, Branch Bank purchased real estate, banking facilities, furniture and equipment from the FDIC at a cost of approximately $210 million.

Branch Bank also had an option through February 1, 2010 to assume or repudiate certain lease agreements of Colonial. The repudiation or assumption of these lease agreements was finalized prior to the expiration of this option and the process to determine the fair value of assumed lease obligations is still on-going.

On January 15, 2010, BB&T sold certain Nevada branch locations and approximately $850 million in deposits that were acquired from Colonial.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2010

NOTE 3. Securities

The amortized cost and approximate fair values of securities available for sale were as follows:

	March 31, 2010
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(Dollars in millions)
Securities available for sale:
U.S. government-sponsored entities (GSE)	$1,284	$3	$36	$1,251
Mortgage-backed securities issued by GSE	26,624	321	93	26,852
States and political subdivisions	2,145	53	122	2,076
Non-agency mortgage-backed securities	1,260	—	285	975
Equity and other securities	215	22	—	237
Covered securities	1,182	92	11	1,263

Total securities available for sale	$32,710	$491	$547	$32,654

	December 31, 2009
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(Dollars in millions)
Securities available for sale:
U.S. government-sponsored entities (GSE)	$2,090	$5	$60	$2,035
Mortgage-backed securities issued by GSE	26,649	231	210	26,670
States and political subdivisions	2,176	56	125	2,107
Non-agency mortgage-backed securities	1,339	—	317	1,022
Equity and other securities	196	22	—	218
Covered securities	1,166	47	12	1,201

Total securities available for sale	$33,616	$361	$724	$33,253

As of March 31, 2010, the fair value of covered securities included $958 million of non-agency mortgage-backed securities and $305 million of municipal securities. As of December 31, 2009, the fair value of covered securities included $896 million of non-agency mortgage-backed securities and $305 million of municipal securities. All covered securities were acquired from Colonial and are covered by one of the FDIC loss share agreements, as further discussed in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2009.

At March 31, 2010 and December 31, 2009, securities with carrying value of approximately $20.4 billion and $20.7 billion were pledged to secure municipal deposits, securities sold under agreements to repurchase, other borrowings, and for other purposes as required or permitted by law.

BB&T had certain investments in marketable debt securities and mortgage-backed securities issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) that exceeded ten percent of shareholders’ equity at March 31, 2010. The Fannie Mae investments had total amortized cost and fair values of $18.7 billion and $18.8 billion, respectively, at March 31, 2010, while Freddie Mac investments had total amortized cost and fair values of $6.8 billion and $6.9 billion, respectively.

At March 31, 2010 and December 31, 2009, non-agency mortgage-backed securities primarily consisted of residential mortgage-backed securities.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2010

The gross realized gains and losses and other than temporary impairments recognized in income during the first three months of 2010 and 2009 are reflected in the following table:

	March 31, 2010	March 31, 2009
Gross gains	$5	$186
Gross losses	(2)	—

Net realized gains/(losses)	3	186

Other than temporary impairment (“OTTI”) recognized in income	(6)	(36)

Net securities gains/(losses)	$(3)	$150

The amortized cost and estimated fair value of the debt securities portfolio at March 31, 2010, by contractual maturity, are shown in the accompanying table. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay the underlying mortgage loans with or without prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity.

	March 31, 2010
	Available for Sale
	Amortized Cost	Fair Value
	(Dollars in millions)
Debt Securities:
Due in one year or less	$131	$132
Due after one year through five years	78	83
Due after five years through ten years	2,955	2,992
Due after ten years	29,324	29,206

Total debt securities	32,488	32,413
Total securities with no stated maturity	222	241

Total securities	$32,710	$32,654

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2010

The following tables reflect the gross unrealized losses and fair values of BB&T’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates presented.

	March 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Securities:
U.S. government-sponsored entities (GSE)	$1,136	$36	$—	$—	$1,136	$36
Mortgage-backed securities issued by GSE	13,083	93	15	—	13,098	93
States and political subdivisions	380	68	269	54	649	122
Non-agency mortgage-backed securities	—	—	960	285	960	285
Equity and other securities	15	—	—	—	15	—
Covered securities	139	11	—	—	139	11

Total temporarily impaired securities	$14,753	$208	$1,244	$339	$15,997	$547

	December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Securities:
U.S. government-sponsored entities (GSE)	$1,843	$60	$—	$—	$1,843	$60
Mortgage-backed securities issued by GSE	16,338	210	114	—	16,452	210
States and political subdivisions	409	65	274	60	683	125
Non-agency mortgage-backed securities	181	66	825	251	1,006	317
Equity and other securities	13	—	1	—	14	—
Covered securities	94	12	—	—	94	12

Total temporarily impaired securities	$18,878	$413	$1,214	$311	$20,092	$724

BB&T periodically evaluates available-for-sale securities for other-than-temporary impairment. Based on its evaluations during the first quarter of 2010, BB&T recognized $12 million of other-than-temporary impairments which related to non-agency mortgage-backed securities, and of that amount $6 million was recognized in net income and $6 million was recorded in other comprehensive income. Based on its evaluations during the first quarter of 2009, BB&T recorded $36 million of other-than-temporary impairments in net income related to certain debt and equity securities.

On March 31, 2010, BB&T held certain investment securities having continuous unrealized loss positions for more than 12 months. As of March 31, 2010, the unrealized losses on these securities totaled $339 million. All of these losses were in non-agency mortgage-backed and municipal securities. At March 31, 2010, all of the available-for-sale debt securities in an unrealized loss position, excluding those covered by FDIC loss sharing agreements, were investment grade with the exception of (a) one auction rate security with an amortized cost of $2 million; (b) two municipal bonds with an amortized cost of $8 million; (c) twelve non-agency mortgage-backed securities with an amortized cost of $829 million and (d) one non-agency commercial mortgage-backed security with an amortized cost of $25 million. All of the non-investment grade securities referenced above were initially investment grade and have been downgraded since purchase. BB&T evaluated all of its debt securities for credit impairment. Based on its evaluation at March 31, 2010, BB&T determined that certain of the non-investment grade non-agency mortgage-backed securities had credit losses evident and recognized other-than-temporary impairments related to these securities. Approximately $6 million of the decline in fair value related to credit losses and was recognized in net income. BB&T’s evaluation of the other debt securities with continuous unrealized losses indicated that there were no credit losses evident. Furthermore, BB&T does not intend to sell and it is more likely than not that the Company will not be required to sell these debt securities before the anticipated recovery of the amortized cost basis. See the “Summary Analysis Supporting Conclusions” section below for further details regarding BB&T’s below investment grade securities with significant unrealized losses.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2010

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

Factors considered in determining whether a loss is temporary include:

•	The financial condition and near-term prospects of the issuer, including any specific events that may influence the operations of the issuer;

•	BB&T’s intent to sell and whether it is more likely than not that the Company will be required to sell these debt securities before the anticipated recovery of the amortized cost basis;

•	The length of the time and the extent to which the market value has been less than cost;

•	Whether the decline in fair value is attributable to specific conditions, such as conditions in an industry or in a geographic area;

•	Whether a debt security has been downgraded by a rating agency;

•	Whether the financial condition of the issuer has deteriorated;

•	The seniority of the security;

•	Whether dividends have been reduced or eliminated, or scheduled interest payments on debt securities have not been made; and

•	Any other relevant available information.

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

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2010

Summary Analysis Supporting Conclusions

The following table presents a detailed analysis of non-investment grade securities with significant unrealized losses that are not covered by a loss sharing arrangement, as the vast majority of potential losses related to covered securities would be reimbursed by the FDIC. The expected underlying collateral losses represent losses on the underlying mortgage pools supporting BB&T’s tranche. The benefits from subordination represent the amount of the expected losses the subordinate security holders are obligated to absorb prior to BB&T incurring a loss.

Non-investment grade securities with significant unrealized losses

As of March 31, 2010

(Dollars in millions)

Security	Amortized Cost	Fair Value	Unrealized Loss	Moody’s	Credit Rating S&P	Fitch	Expected Underlying Collateral Losses	Benefit of Subordination
Securities with other-than-temporary impairment losses (1):
RMBS 1	$59	$48	$(11)		CCC	CC	$2	$2
RMBS 2	122	93	(29)		CCC	CCC	5	5
RMBS 3	58	46	(12)	Ba2	CCC	CCC	2	2
RMBS 4	154	120	(34)	Caa1	CC		10	5
RMBS 5	55	35	(20)	Caa2		C	4	3
RMBS 6	47	36	(11)	B3	CC		3	2

Securities without other-than-temporary impairment losses (2):
RMBS 7	60	19	(41)	Caa1	CC	CC	2	2
RMBS 8	111	74	(37)	Caa2	CC		8	8
RMBS 9	118	71	(47)		CCC	CCC	5	5

(1)	The total amount of other-than-temporary impairment related to these securities in the first quarter of 2010 was $12 million, and of that amount $6 million was recognized in current year income while $6 million was recorded in other comprehensive income.
(2)	Additional benefits of subordination are available in excess of the expected underlying collateral losses.

NOTE 4. Loans and Leases

The following table provides a breakdown of BB&T’s loan portfolio as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	(Dollars in millions)
Loans and leases, net of unearned income:
Commercial loans and leases	$49,304	$49,820
Sales finance loans	6,555	6,290
Revolving credit loans	1,981	2,016
Direct retail loans	14,055	14,283
Residential mortgage loans	15,498	15,435
Specialized lending loans	7,394	7,670
Other acquired loans	99	123

Total loans and leases held for investment (excluding covered loans)	94,886	95,637
Covered loans	7,458	8,019

Total loans and leases held for investment	102,344	103,656
Loans held for sale	2,057	2,551

Total loans and leases	$104,401	$106,207

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2010

Covered loans represent loans acquired from the FDIC subject to one of the loss sharing agreements. Other acquired loans represent consumer loans acquired from the FDIC that are not subject to one of the loss sharing agreements.

The following table reflects the carrying value of all purchased impaired and nonimpaired loans as of March 31, 2010 and December 31, 2009:

	March 31, 2010			December 31, 2009
	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total
	(Dollars in millions)
Residential mortgage loans	$814	$777	$1,591	$826	$806	$1,632
Commercial real estate loans	2,583	2,407	4,990	2,732	2,574	5,306
Commercial loans	84	793	877	94	987	1,081

Total covered loans	3,481	3,977	7,458	3,652	4,367	8,019
Other acquired loans	5	94	99	14	109	123

Total	3,486	4,071	7,557	3,666	4,476	8,142

Allowance for loan losses	(15)	(4)	(19)	—	—	—

Net	$3,471	$4,067	$7,538	$3,666	$4,476	$8,142

Changes in the carrying amount and accretable yield for purchased impaired and nonimpaired loans, excluding loans held for sale, were as follows for the period ended March 31, 2010:

	Purchased Impaired		Purchased Nonimpaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(Dollars in millions)
Balance at beginning of period	$889	$3,666	$1,301	$4,476
Additions	—	—	—	—
Accretion	(83)	83	(82)	82
Reclassifications from nonaccretable balance , net	370	—	93	—
Payments received, net	—	(263)	—	(487)

Balance at end of period	$1,176	$3,486	$1,312	$4,071

The outstanding unpaid principal balance for all purchased impaired loans as of March 31, 2010 and December 31, 2009 was $5.2 billion and $5.7 billion, respectively. The outstanding unpaid principal balance for all purchased nonimpaired loans as of March 31, 2010 and December 31, 2009 was $6.1 billion and $6.6 billion, respectively.

At March 31, 2010 and December 31, 2009, none of the purchased impaired or purchased nonimpaired loans were classified as nonperforming assets. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased loans. The allowance for credit losses related to the purchased loans results from decreased expectations of future cash flows for certain acquired loan pools.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2010

The following table sets forth certain information regarding BB&T’s impaired loans, excluding acquired impaired loans, that were evaluated for specific reserves:

	March 31, 2010	December 31, 2009 (1)
	(Dollars in millions)
Total recorded investment—impaired loans	$3,099	$2,305

Total recorded investment with no related valuation allowance	316	611
Total recorded investment with related valuation allowance	2,783	1,694
Allowance for loan and lease losses assigned to impaired loans	(448)	(278)

Net carrying value—impaired loans	$2,651	$2,027

(1)	Prior period amounts have been revised to reflect the retrospective application of more definitive regulatory guidance.

The following table provides a summary of BB&T’s nonperforming and past due loans at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	(Dollars in millions)
Nonaccrual loans and leases (1) (2)	$2,894	$2,718
Foreclosed real estate	1,524	1,451
Other foreclosed property	46	58

Total foreclosed property	1,570	1,509

Total nonperforming assets (excluding covered assets) (3)	$4,464	$4,227

Loans 90 days or more past due and still accruing (excluding covered loans) (4) (5)	$302	$319

(1)	Covered and other acquired loans are considered to be performing due to the application of the accretion method. Covered loans that are contractually past due are noted in footnote (5) below.
(2)	Includes nonperforming restructurings totaling $333 million and $248 million at March 31, 2010 and December 31, 2009, respectively.
(3)	Excludes foreclosed real estate totaling $181 million and $160 million as of March 31, 2010 and December 31, 2009, respectively, that are covered by FDIC loss sharing agreements.
(4)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase.
(5)	Excludes loans totaling $1.4 billion past due 90 days or more at both March 31, 2010 and December 31, 2009, respectively, that are covered by FDIC loss sharing agreements.

The following table summarizes loans that continue to accrue interest under the terms of restructurings (“performing restructurings”):

	March 31, 2010	December 31, 2009
	(Dollars in millions)
Performing restructurings: (1)
Commercial loans and leases	$969	$413
Direct retail loans	130	132
Revolving credit loans	58	54
Residential mortgage loans	557	471
Specialized lending loans	1	—

Total performing restructurings	1,715	1,070
Nonperforming restructurings (2)	333	248

Total restructurings (3)(4)	$2,048	$1,318

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2010

(1)	Prior period amounts have been revised to reflect the retrospective application of more definitive regulatory guidance.
(2)	Nonperforming restructurings are included in nonaccrual loan disclosures.
(3)	All restructurings are considered impaired. The allowance for loan and lease losses attributable to these restructured loans totaled $335 million and $164 million at March 31, 2010 and December 31, 2009, respectively.
(4)	Excludes approximately $46 million and $4 million of restructurings accounted for under the accretion method at March 31, 2010 and December 31, 2009, respectively.

Troubled debt restructurings (“restructurings”) can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accruing status, depending on the individual facts and circumstances of the borrower. These restructurings have most often occurred within BB&T’s commercial, mortgage and consumer loan portfolios.

In connection with commercial restructurings, the decision to maintain a loan that has been restructured on accrual status is based on a current, well documented credit evaluation of the borrower’s financial condition and prospects for repayment under the modified terms. This evaluation includes consideration of the borrower’s current capacity to pay, which among other things may include a review of the borrower’s current financial statements, an analysis of global cash flow sufficient to pay all debt obligations, and an evaluation of secondary sources of payment from the client and any guarantors. This evaluation also includes an evaluation of the borrower’s current willingness to pay, which may include a review of past payment history, an evaluation of the borrower’s willingness to provide information on a timely basis, and consideration of offers from the borrower to provide additional collateral or guarantor support. The credit evaluation also reflects consideration of the borrower’s future capacity and willingness to pay, which may include evaluation of cash flow projections, consideration of the adequacy of collateral to cover all principal and interest and trends indicating improving profitability, collectability of receivables, etc.

The evaluation of mortgage and consumer loans includes an evaluation of the client’s debt to income ratio, credit report, property value, loan vintage, and certain other client-specific factors that have impacted their ability to make timely principal and interest payments on the loan.

BB&T had commitments totaling $57 million and $18 million at March, 31, 2010 and December 31, 2009, respectively, to lend additional funds to clients with loans whose terms have been modified in restructurings.

NOTE 5. Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments

An analysis of the allowance for credit losses for the three months ended March 31, 2010 and 2009 is presented in the following table:

	For the Three Months Ended March 31,
	2010	2009
	(Dollars in millions)
Beginning Balance	$2,672	$1,607
Provision for credit losses	575	676
Loans and leases charged-off	(509)	(405)
Recoveries of previous charge-offs	34	17

Net loans and leases charged-off	(475)	(388)

Other changes, net	(13)	—

Ending Balance	$2,759	$1,895

Allowance for loan and lease losses	$2,714	1,869
Reserve for unfunded lending commitments	45	26

Allowance for credit losses	$2,759	$1,895

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2010

NOTE 6. Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill attributable to each of BB&T’s operating segments for the three months ended March 31, 2010 are reflected in the table below. To date, there have been no goodwill impairments recorded by BB&T.

	Goodwill Activity by Operating Segment
	Banking Network	Residential Mortgage Banking	Sales Finance	Specialized Lending	Insurance Services	Financial Services	All Other	Total
	(Dollars in millions)
Balance January 1, 2010	$4,569	$7	$93	$110	$1,056	$192	$26	$6,053
Contingent consideration	—	—	—	—	6	—	—	6
Other adjustments	(1)	—	—	(3)	—	—	—	(4)

Balance, March 31, 2010	$4,568	$7	$93	$107	$1,062	$192	$26	$6,055

The following table presents the gross carrying amounts and accumulated amortization for BB&T’s identifiable intangible assets subject to amortization at the dates presented:

	Identifiable Intangible Assets
	As of March 31, 2010			As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Identifiable intangible assets
Core deposit intangibles	$626	$(392)	$234	$633	$(375)	$258
Other (1)	755	(388)	367	755	(373)	382

Totals	$1,381	$(780)	$601	$1,388	$(748)	$640

(1)	Other identifiable intangibles are primarily customer relationship intangibles.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2010

NOTE 7. Loan Servicing

Residential Mortgage Banking Activities

The following table includes a summary of residential mortgage loans managed or securitized and related delinquencies and net charge-offs:

	March 31, 2010	December 31, 2009
	(Dollars in millions)
Mortgage Loans Managed or Securitized (1)	$21,093	$21,637
Less: Loans Securitized and Transferred to Securities Available for Sale	58	60
Loans Held for Sale	2,013	2,524
Covered Mortgage Loans	1,591	1,632
Mortgage Loans Sold with Recourse	1,933	1,986

Mortgage Loans Held for Investment	$15,498	$15,435

Mortgage Loans on Nonaccrual Status	$813	$767
Mortgage Loans 90 Days Past Due and Still Accruing Interest	155	158
Mortgage Loan Net Charge-Offs (2)	76	275

(1)	Balances exclude loans serviced for others, with no other continuing involvement.
(2)	Net charge-offs for March 31, 2010 reflect three months.

The unpaid principal balances of BB&T’s total residential mortgage servicing portfolio were $75.9 billion and $73.6 billion at March 31, 2010 and December 31, 2009, respectively. The unpaid principal balances of residential mortgage loans serviced for others consist primarily of agency conforming fixed-rate mortgage loans and totaled $57.1 billion and $54.5 billion at March 31, 2010 and December 31, 2009, respectively. Mortgage loans serviced for others are not included in loans on the accompanying Consolidated Balance Sheets.

During the three months ended March 31, 2010 and 2009, BB&T sold residential mortgage loans with unpaid principal balances of $4.5 billion and $5.2 billion, respectively, and recognized pretax gains of $38 million and $108 million, respectively, which were recorded in noninterest income as a component of mortgage banking income. BB&T retained the related mortgage servicing rights and receives servicing fees.

At March 31, 2010 and 2009, the approximate weighted average servicing fee was .36% and ..38%, respectively, of the outstanding balance of the residential mortgage loans. The weighted average coupon interest rate on the portfolio of mortgage loans serviced for others was 5.49% and 5.92% at March 31, 2010 and 2009, respectively. BB&T recognized servicing fees of $57 million and $41 million during the first three months of 2010 and 2009, respectively, as a component of mortgage banking income.

At March 31, 2010 and December 31, 2009, BB&T had $1.9 billion and $2.0 billion, respectively, of residential mortgage loans sold with recourse liability. In the event of nonperformance by the borrower, BB&T has maximum recourse exposure of approximately $671 million and $667 million as of March 31, 2010 and December 31, 2009, respectively. At March 31, 2010, BB&T has recorded $6 million of reserves related to these recourse exposures.

The Company also has securitized residential mortgage loans and retained the resulting securities available for sale. As of March 31, 2010, the fair value of the securities available for sale still owned by BB&T was $60 million and the remaining unpaid principal balance of the underlying loans totaled $58 million. Based on the performance of the underlying loans and general liquidity of the securities, the Company’s recovery of the cost basis in the securities has not been significantly impacted by changes in interest rates, prepayment speeds or credit losses.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2010

Residential mortgage servicing rights are recorded on the Consolidated Balance Sheets at fair value with changes in fair value recorded as a component of mortgage banking income in the Consolidated Statements of Income for each period. BB&T uses various derivative instruments to mitigate the income statement effect of changes in fair value, due to changes in valuation inputs and assumptions, of its residential mortgage servicing rights. The following is an analysis of the activity in BB&T’s residential mortgage servicing rights for the three month periods ended March 31, 2010 and 2009:

	Residential Mortgage Servicing Rights For the Three Months Ended March 31,
	2010	2009
	(Dollars in millions)
Carrying value, January 1,	$832	$370
Additions	69	73
Increase (decrease) in fair value:
Due to changes in valuation inputs or assumptions	5	(46)
Other changes (1)	(31)	(32)

Carrying value, March 31,	$875	$365

(1)	Represents the realization of expected net servicing cash flows, expected borrower payments and the passage of time.

BB&T uses assumptions and estimates in determining the fair value of capitalized mortgage servicing rights. These assumptions include prepayment speeds, servicing costs and Option Adjusted Spread (“OAS”) commensurate with the risks involved and comparable to assumptions used by market participants to value and bid servicing rights available for sale in the market. At March 31, 2010, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the accompanying table.

Residential Mortgage Servicing Rights March 31, 2010
(Dollars in millions)
Fair Value of Residential Mortgage Servicing Rights	$875
Composition of Residential Loans Serviced for Others:
Fixed-rate mortgage loans	99%
Adjustable-rate mortgage loans	1

Total	100%

Weighted Average Life	6.0 yrs

Prepayment Speed	11.5%
Effect on fair value of a 10% increase	$(41)
Effect on fair value of a 20% increase	(77)

Weighted Average Discount Rate	10.0%
Effect on fair value of a 10% increase	$(38)
Effect on fair value of a 20% increase	(73)

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

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2010

Commercial Mortgage Banking Activities

BB&T also arranges and services commercial real estate mortgages through Grandbridge Real Estate Capital, LLC (“Grandbridge”) the commercial mortgage banking subsidiary of Branch Bank. During the three months ended March 31, 2010 and 2009, Grandbridge originated $268 million and $689 million, respectively, of commercial real estate mortgages, primarily for third party investors. As of March 31, 2010 and December 31, 2009, Grandbridge’s portfolio of commercial real estate mortgages serviced for others totaled $24.2 billion and $24.3 billion, respectively. Commercial real estate mortgage loans serviced for others are not included in loans on the accompanying Consolidated Balance Sheets. Grandbridge had $4.0 billion in loans serviced for others that were covered by recourse provisions at March 31, 2010 and December 31, 2009. As of March 31, 2010 and December 31, 2009, Grandbridge’s maximum exposure to loss for these loans was approximately $1.1 billion. BB&T has recorded $14 million of reserves related to these recourse exposures at March 31, 2010.

Commercial mortgage servicing rights are recorded as other assets on the Consolidated Balance Sheets at lower of cost or market and amortized in proportion to and over the estimated period that net servicing income is expected to be received based on projections of the amount and timing of estimated future net cash flows. The following is an analysis of the activity in BB&T’s commercial mortgage servicing rights for the three months ended March 31, 2010 and 2009:

	Commercial Mortgage Servicing Rights For the Three Months Ended March 31,
	2010	2009
	(Dollars in millions)
Carrying value, January 1,	$101	$98
Additions	2	7
Amortization expense	(4)	(4)

Carrying value, March 31,	$99	$101

At March 31, 2010, the sensitivity of the current fair value of the capitalized commercial mortgage servicing rights to adverse changes in key economic assumptions are included in the accompanying table.

Commercial Mortgage Servicing Rights March 31, 2010
(Dollars in millions)
Fair Value of Commercial Mortgage Servicing Rights	$114
Weighted Average Life	7.5yrs
Prepayment Speed	0.4%
Effect on fair value of a 10% increase	$(1)
Effect on fair value of a 15% increase	(1)

Weighted Average Discount Rate	12.5%
Effect on fair value of a 25% increase	$(9)
Effect on fair value of a 50% increase	(17)

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

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2010

NOTE 8. Long-Term Debt

	March 31, 2010	December 31, 2009
	(Dollars in millions)
Parent Company
3.10% Senior Notes Due 2011	$250	$250
3.85% Senior Notes Due 2012	1,000	1,000
3.38% Senior Notes Due 2013	500	500
5.70% Senior Notes Due 2014	509	509
6.85% Senior Notes Due 2019	538	538
6.50% Subordinated Notes Due 2011 (1)	610	610
4.75% Subordinated Notes Due 2012 (1)	489	489
5.20% Subordinated Notes Due 2015 (1,3)	932	932
4.90% Subordinated Notes Due 2017 (1,3)	337	336
5.25% Subordinated Notes Due 2019 (1,3)	586	586
Branch Bank
Floating Rate Subordinated Notes Due 2016 (1,8)	350	350
Floating Rate Subordinated Notes Due 2017 (1,8)	261	261
4.875% Subordinated Notes Due 2013 (1)	222	222
5.625% Subordinated Notes Due 2016 (1,3)	386	386
Federal Home Loan Bank Advances to Branch Bank (4)
Varying maturities to 2034	10,549	10,541
Junior Subordinated Debt to Unconsolidated Trusts (2)
5.85% BB&T Capital Trust I Securities Due 2035	514	514
6.75% BB&T Capital Trust II Securities Due 2036	598	598
6.82% BB&T Capital Trust IV Securities Due 2077 (5)	600	600
8.95% BB&T Capital Trust V Securities Due 2068 (6)	450	450
9.60% BB&T Capital Trust VI Securities Due 2069	575	575
8.10% BB&T Capital Trust VII Securities Due 2069	350	350
Other (7)	182	182
Other Long-Term Debt	100	98
Fair value hedge-related basis adjustments	540	499

Total Long-Term Debt	$21,428	$21,376

(1)	Subordinated notes that qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.
(2)	Securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(3)	These fixed rate notes were swapped to floating rates based on LIBOR. At March 31, 2010, the effective rates paid on these borrowings ranged from .41% to .85%.
(4)	$800 million of these advances were swapped to a floating rate based on LIBOR. At March 31, 2010, the weighted average cost of these advances was 3.21% including the effect of the swapped portion, and the weighted average maturity was 6.9 years.
(5)	These securities are fixed rate through June 12, 2037 and then switch to a floating rate based on LIBOR.
(6)	$360 million of this issuance was swapped to a floating rate based on LIBOR. At March 31, 2010 the effective rate on the swapped portion was 3.63%.
(7)	These securities were issued by companies acquired by BB&T. At March 31, 2010, the effective rate paid on these borrowings ranged from 1.96% to 10.07%. These securities have varying maturities through 2035.
(8)	These floating-rate securities are based on LIBOR and had an effective rate of .57% as of March 31, 2010.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2010

NOTE 9. Shareholders’ Equity

Common Stock

As of March 31, 2010, the authorized common stock of BB&T consists of one billion shares with a $5 par value. There were 692 million and 690 million common shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively.

On April 27, 2010, BB&T’s shareholders approved an increase in the authorized common shares to two billion.

Preferred Stock

The authorized preferred stock of BB&T consists of five million shares. There were no preferred shares outstanding at March 31, 2010 or December 31, 2009.

Equity-Based Plans

BB&T has options, restricted shares of common stock and restricted share units outstanding from the following equity-based compensation plans: the 2004 Stock Incentive Plan (“2004 Plan”), the 1995 Omnibus Stock Incentive Plan, the Non-Employee Directors’ Stock Option Plan, and plans assumed from acquired entities. All plans generally allow for accelerated vesting of awards for holders who retire and have met all retirement eligibility requirements and in connection with certain other events. BB&T’s shareholders have approved all equity-based compensation plans with the exception of plans assumed from acquired companies. As of March 31, 2010, the 2004 Plan is the only plan that has awards available for future grants. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2009 for further disclosures related to equity-based awards issued by BB&T.

BB&T measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants awarded during the first three months of 2010 and 2009. Substantially all of BB&T’s option awards are granted in February of each year. Therefore, the assumptions noted below are weighted accordingly.

	2010	2009
Assumptions:
Risk-free interest rate	2.0%	3.1%
Dividend yield	5.4	6.0
Volatility factor	36.0	29.1
Expected life	7.2 yrs	7.1 yrs
Fair value of options per share	$5.60	$2.59

BB&T measures the fair value of restricted shares based on the price of BB&T’s common stock on the grant date and the fair value of restricted share units based on the price of BB&T’s common stock on the grant date less the present value of expected dividends that are foregone during the vesting period.

The following table details the activity during the first three months of 2010 related to stock options awarded by BB&T:

	For the Three Months Ended March 31, 2010
	Options	Wtd. Avg. Exercise Price
Outstanding at beginning of period	42,535,819	$35.40
Granted	4,652,250	27.75
Exercised	(1,297,316)	27.78
Forfeited or expired	(177,867)	33.53

Outstanding at end of period	45,712,886	34.97

Exercisable at end of period	33,102,756	$36.76

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2010

The following table details the activity during the first three months of 2010 related to restricted shares and restricted share units awarded by BB&T:

	For the Three Months Ended March 31, 2010
	Shares/Units	Wtd. Avg. Grant Date Fair Value
Nonvested at beginning of period	10,861,433	$19.36
Granted	2,396,935	23.86
Vested	(107,484)	24.29
Forfeited	(70,724)	19.54

Nonvested at end of period	13,080,160	$20.14

NOTE 10. Accumulated Other Comprehensive Income (Loss)

The balances in accumulated other comprehensive loss at March 31, 2010 and December 31, 2009 are shown in the following table.

	As of March 31, 2010			As of December 31, 2009
	Pre-Tax Amount	Deferred Tax Expense (Benefit)	After-Tax Amount	Pre-Tax Amount	Deferred Tax Expense (Benefit)	After-Tax Amount
	(Dollars in millions)
Unrecognized net pension and postretirement costs	$(441)	$(167)	$(274)	$(447)	$(169)	$(278)
Unrealized net gains on cash flow hedges	103	39	64	173	66	107
Unrealized net losses on securities available for sale	(56)	(21)	(35)	(363)	(138)	(225)
FDIC’s share of unrealized net gains on securities available for sale under the loss share agreements (1)	(74)	(28)	(46)	(30)	(11)	(19)
Foreign currency translation adjustment	(7)	(6)	(1)	(7)	(5)	(2)

Total	$(475)	$(183)	$(292)	$(674)	$(257)	$(417)

(1)	Certain securities available for sale are covered by loss sharing agreements with the FDIC. The securities covered by the loss share agreements reflected a net unrealized pretax gain of $81 million and $35 million as of March 31, 2010 and December 31, 2009, respectively. The FDIC’s share of this net unrealized pretax gain, upon sale, was $74 million and $30 million as of March 31, 2010 and December 31, 2009, respectively, and was recorded as a reduction in other comprehensive income.

As of March 31, 2010 and December 31, 2009, unrealized net losses on securities available for sale included $117 million and $114 million, respectively, of pre-tax losses related to other-than-temporarily impaired non-agency mortgage-backed securities where a portion of the loss was recognized in net income.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2010

The following tables reflect the components of total comprehensive income for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31, 2010
	Pre-Tax	Tax Effect	After-Tax
Comprehensive income:
Net income	$242	$48	$194
Other comprehensive income:
Unrealized net holding gains (losses) arising during the period on securities available for sale	304	116	188
Reclassification adjustment for losses (gains) on securities available for sale included in net income	3	1	2
Net change in amounts attributable to the FDIC under the loss share agreements	(44)	(17)	(27)
Net change in unrecognized gains (losses) on cash flow hedges	(70)	(27)	(43)
Net change in foreign currency translation adjustment	—	(1)	1
Net change in pension and postretirement liability	6	2	4

Total comprehensive income	$441	$122	$319

	Three Months Ended March 31, 2009
	Pre-Tax	Tax Effect	After-Tax
Comprehensive income:
Net income	$432	$114	$318
Other comprehensive income:
Unrealized net holding gains (losses) arising during the period on securities available for sale	203	75	128
Reclassification adjustment for losses (gains) on securities available for sale included in net income	(150)	(57)	(93)
Net change in unrecognized gains (losses) on cash flow hedges	14	6	8
Net change in foreign currency translation adjustment	(2)	—	(2)
Net change in pension and postretirement liability	13	5	8

Total comprehensive income	$510	$143	$367

NOTE 11. Income Taxes

BB&T’s provision for income taxes was $48 million and $114 million for the three months ended March 31, 2010 and 2009, respectively, representing effective tax rates of 19.8% and 26.4% during those periods. The lower effective tax rate is primarily the result of an increase in tax credits and a relatively equal level of tax-exempt income on a lower level of pre-tax income.

The IRS has completed its federal income tax examinations of BB&T through 2006. In connection with the settlement agreement with the IRS regarding its leveraged lease transactions, BB&T is entitled to federal income tax refunds for tax years 1998-2006. During the first quarter of 2010, BB&T received federal tax refunds including interest of approximately $354 million for tax years 1998-2005 and expects to receive additional federal tax refunds of approximately $25 million for tax year 2006 later in 2010. In February 2010, BB&T received an IRS statutory notice of deficiency for tax years 2002-2007 asserting a liability for taxes, penalties and interest of approximately $892 million related to the disallowance of foreign tax credits and other deductions claimed by a deconsolidated subsidiary in connection with a financing transaction. Management has consulted with outside counsel and continues to believe that BB&T’s treatment of this transaction was in compliance with applicable tax laws and regulations. Consequently, BB&T paid the disputed tax, penalties and interest, and it filed a lawsuit seeking a refund in the U.S. Court of Federal Claims in March 2010. Management believes the Company’s current reserves for this matter are adequate, although the final outcome is uncertain. Final resolution of this matter is not expected to occur within the next twelve months. Various years remain subject to examination by state taxing authorities.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2010

NOTE 12. Benefit Plans

BB&T provides various benefit plans to substantially all employees, including employees of acquired entities. Employees of acquired entities generally participate in existing BB&T plans after consummation of the business combination. The plans of acquired institutions are typically merged into the BB&T plans after consummation of the mergers, and, under these circumstances, credit is usually given to these employees for years of service at the acquired institution for vesting and eligibility purposes. The Colonial transaction, as an asset purchase, was handled differently from typical mergers. The retirement plans of Colonial were not assumed by BB&T, and as such, were not merged into the BB&T plans. Credit for years of service with Colonial, where given, was determined on a plan-by-plan basis with regard to the participation of former Colonial employees in BB&T’s plans. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2009 for descriptions and disclosures about the various benefit plans offered by BB&T.

The following table summarizes the components of net periodic benefit cost recognized for BB&T’s pension plans for the three months ended March 31, 2010 and 2009, respectively:

	Pension Plans
	Qualified		Nonqualified
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2010	2009	2010	2009
	(Dollars in millions)
Service cost	$20	$19	$1	$1
Interest cost	21	19	2	2
Estimated return on plan assets	(44)	(36)	—	—
Amortization and other	5	14	1	1

Net periodic benefit cost	$2	$16	$4	$4

BB&T makes contributions to the qualified pension plan in amounts between the minimum required for funding standard accounts and the maximum amount deductible for federal income tax purposes. Discretionary contributions of $61 million and $422 million were made to the qualified pension plan in the first quarter of 2010 and 2009, respectively. Management currently has no plans to make any additional contributions to the qualified pension plan in 2010; however, management may elect to make additional contributions during 2010 if deemed appropriate.

NOTE 13. Commitments and Contingencies

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

Letters of credit and financial guarantees written are unconditional commitments issued by BB&T to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper issuance, bond financing and similar transactions. The credit risk involved in the issuance of these guarantees is essentially the same as that involved in extending loans to clients and as such, the instruments are collateralized when necessary. As of March 31, 2010 and December 31, 2009, BB&T had issued letters of credit totaling $8.0 billion. The carrying amount of the liability for such guarantees was $30 million and $40 million at March 31, 2010 and December 31, 2009, respectively.

A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. These instruments include interest-rate swaps, swaptions, caps, floors, collars, financial forward and futures contracts, when-issued securities, foreign exchange contracts and options written and purchased.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2010

BB&T uses derivatives primarily to manage risk related to securities, business loans, Federal Funds purchased, other overnight funding, long-term debt, mortgage servicing rights, mortgage banking operations and certificates of deposit. BB&T also uses derivatives to facilitate transactions on behalf of its clients. BB&T held a variety of derivative financial instruments with notional values of $64.6 billion and $66.2 billion at March 31, 2010 and December 31, 2009, respectively. These instruments were in a net gain position of $307 million and $283 million at March 31, 2010 and December 31, 2009, respectively.

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

As previously discussed, BB&T entered into loss sharing agreements with the FDIC in connection with the Colonial acquisition. The provisions of the agreements may require a payment by BB&T to the FDIC on October 15, 2019. On that date, BB&T is required to pay the FDIC 55% of the excess, if any, of (i) $1 billion over (ii) the sum of (A) 25% of the total net amounts paid to BB&T under both of the loss sharing agreements (i.e., BB&T’s payments received from the FDIC for losses, offset by BB&T’s payments made to the FDIC for recoveries) plus (B) 20% of the deemed total cost to BB&T of administering the assets covered under the loss sharing agreements other than shared loss securities. The deemed total cost to BB&T of administering the covered assets is the sum of 2% of the average of the principal amount of shared loss loans and shared loss assets (other than the shared loss securities) based on the beginning and end of year balances for each of the 10 years during which the shared loss agreements are in effect. In addition, any payments made by either party with respect to the securities with a 95% loss share will be excluded from this calculation.

BB&T invests in certain affordable housing and historic building rehabilitation projects throughout its market area as a means of supporting local communities, and receives tax credits related to these investments. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. Branch Bank typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. As of March 31, 2010 and December 31, 2009, BB&T had investments of $1.1 billion related to these projects, which are included as other assets on the Consolidated Balance Sheets. BB&T’s outstanding commitments to fund affordable housing investments totaled $309 million and $371 million at March 31, 2010 and December 31, 2009, respectively, which are included as other liabilities on the Consolidated Balance Sheets. As of March 31, 2010 and December 31, 2009, BB&T had outstanding loan commitments to these funds of $135 million and $165 million, respectively. Of these amounts, $46 million and $73 million had been funded at March 31, 2010 and December 31, 2009, respectively, and were included in loans and leases on the Consolidated Balance Sheets. BB&T’s maximum risk exposure related to these investments totaled $1.2 billion at March 31, 2010 and December 31, 2009.

BB&T has sold certain mortgage-related loans that contain recourse provisions. These provisions generally require BB&T to reimburse the investor for a share of any loss that is incurred after the disposal of the property. At March 31, 2010 and December 31, 2009, BB&T had $1.9 billion and $2.0 billion, respectively, of residential mortgage loans sold with recourse. In the event of nonperformance by the borrower, BB&T has maximum recourse exposure of approximately $671 million and $667 million as of March 31, 2010 and December 31, 2009, respectively. In addition, BB&T has $4.0 billion in loans serviced for others that were covered by recourse provisions at March 31, 2010 and December 31, 2009. As of March 31, 2010 and December 31, 2009, BB&T’s maximum exposure to loss for these loans is approximately $1.1 billion. BB&T has recorded $20 million and $18 million of reserves related to these recourse exposures at March 31, 2010 and December 31, 2009, respectively.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2010

BB&T has investments and future funding commitments to certain venture capital funds. As of March 31, 2010 and December 31, 2009, BB&T had investments of $261 million and $281 million related to these ventures, respectively. As of March 31, 2010 and December 31, 2009, BB&T had future funding commitments of $163 million and $183 million, respectively. BB&T’s risk exposure relating to such commitments is generally limited to the amount of investments and future funding commitments made.

BB&T has made loan commitments as a nontransferor lender. As of March 31, 2010 and December 31, 2009, BB&T had loan commitments to these entities totaling $209 million and $211 million, respectively. Of these amounts, $150 million and $160 million, respectively, had been funded and were included in loans and leases on the Consolidated Balance Sheets.

NOTE 14. Fair Value Disclosures

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

Assets and liabilities measured at fair value on a recurring basis, including financial instruments for which BB&T has elected the Fair Value Option are summarized below:

	3/31/2010	Fair Value Measurements for Assets and Liabilities Measured on a Recurring Basis
		Level 1	Level 2	Level 3
		(Dollars in Millions)
Assets:
Trading securities	$651	$241	$391	$19
Securities available for sale:
U.S. government-sponsored entities (GSE)	1,251	—	1,251	—
Mortgage-backed securities issued by GSE	26,852	—	26,852	—
States and political subdivisions	2,076	—	1,875	201
Non-agency mortgage-backed securities	975	—	975	—
Equity and other securities	237	183	45	9
Covered securities	1,263	—	537	726
Loans held for sale	2,057	—	2,057	—
Residential mortgage servicing rights	875	—	—	875
Derivative assets: (2)
Interest rate contracts	959	1	947	11
Foreign exchange contracts	7	—	7	—
Venture capital and similar investments (1)(2)	261	—	—	261

Total assets	$37,464	$425	$34,937	$2,102

Liabilities:
Derivative liabilities: (2)
Interest rate contracts	$652	$6	$636	$10
Foreign exchange contracts	7	—	7	—
Short-term borrowed funds (3)	319	—	319	—

Total liabilities	$978	$6	$962	$10

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2010

		Fair Value Measurements for Assets and Liabilities Measured on a Recurring Basis
	12/31/2009	Level 1	Level 2	Level 3
		(Dollars in Millions)
Assets:
Trading securities	$636	$255	$288	$93
Securities available for sale:
U.S. government-sponsored entities (GSE)	2,035	—	2,035	—
Mortgage-backed securities issued by GSE	26,670	—	26,670	—
States and political subdivisions	2,107	—	1,897	210
Non-agency mortgage-backed securities	1,022	—	1,022	—
Equity and other securities	218	166	43	9
Covered securities	1,201	—	533	668
Loans held for sale	2,551	—	2,551	—
Residential mortgage servicing rights	832	—	—	832
Derivative assets (2)	983	1	975	7
Venture capital and similar investments (1)(2)	281	—	—	281

Total assets	$38,536	$422	$36,014	$2,100

Liabilities:
Derivative liabilities (2)	$700	$5	$668	$27
Short-term borrowed funds (3)	295	—	295	—

Total liabilities	$995	$5	$963	$27

(1)	Based on its analysis of the nature and risks of these investments, BB&T has determined that presenting them as a single class is appropriate.
(2)	These amounts are reflected in other assets and other liabilities on the Consolidated Balance Sheets.
(3)	Short-term borrowed funds reflect securities sold short positions.

The following discussion focuses on the valuation techniques and significant inputs used by BB&T in determining the Level 2 and Level 3 fair values of each significant class of assets and liabilities.

The fair values for available-for-sale and trading securities are generally based upon quoted market prices or observable market prices for similar instruments. BB&T generally utilizes a third-party pricing service in determining the fair value of its securities portfolio. The pricing service uses observable inputs when available including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids and offers. For certain security types, additional inputs may be used, or some inputs may not be applicable. BB&T performs a review of pricing on actual trades executed in order to validate the fair values provided by this pricing service. BB&T also analyzes available third-party market data for a sample of securities to further validate these fair values. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment by management.

Specific valuation techniques and inputs used in determining the fair value of each significant class of assets and liabilities follows:

Trading securities: Trading securities are composed of all types of debt and equity securities, but the majority consists of debt securities issued by the U.S. Treasury, U.S. government-sponsored entities, or states and political subdivisions. The valuation techniques used for these investments are more fully discussed below.

U.S. government-sponsored entities (GSE) and Mortgage-backed securities issued by GSE: These are debt securities issued by government sponsored entities. BB&T’s valuations are based on a market approach using observable inputs such as benchmark yields and securities, TBA prices, reported trades, issuer spreads, monthly payment information and collateral performance.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2010

States and political subdivisions: These are debt securities issued by states and political subdivisions. BB&T’s valuations are primarily based on a market approach using observable inputs such as benchmark yields, MSRB reported trades, material event notices and new issue data.

Non-agency mortgage-backed securities: BB&T’s valuation for these debt securities is based on a market approach using observable inputs such as benchmark yields and securities, TBA prices, reported trades, monthly payment information and collateral performance.

Equity and other securities: These securities consist primarily of equities, mutual funds and corporate bonds. These securities are valued based on a review of quoted market prices for identical and similar assets as well as through the various other inputs discussed previously.

Covered securities: Covered securities are covered by FDIC loss sharing agreements and consist of re-remic non-agency mortgage-backed securities and municipal securities. These securities were priced primarily through broker-dealer quotes.

Loans held for sale: BB&T originates certain mortgage loans to be sold to investors. These loans are carried at fair value based on BB&T’s election of the Fair Value Option. The fair value is primarily based on quoted market prices for securities backed by similar types of loans. The changes in fair value of these assets are largely driven by changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with the mortgage loan held for sale.

Residential mortgage servicing rights: BB&T estimates the fair value of residential mortgage servicing rights (“MSRs”) using an option adjusted spread (“OAS”) valuation model to project MSR cash flows over multiple interest rate scenarios, which are then discounted at risk-adjusted rates. The OAS model considers portfolio characteristics, contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. When available, fair value estimates and assumptions are compared to observable market data and to recent market activity and actual portfolio experience.

Derivative assets and liabilities: BB&T uses derivatives to manage various financial risks. The fair values of derivative financial instruments are determined based on quoted market prices, dealer quotes and internal pricing models that are primarily sensitive to market observable data. The fair value of interest rate lock commitments, which are related to mortgage loan commitments, is based on quoted market prices adjusted for commitments that BB&T does not expect to fund and includes the value attributable to the net servicing fee.

Venture capital and similar investments: BB&T has venture capital and similar investments that are carried at fair value. In many cases there are no observable market values for these investments and therefore management must estimate the fair value based on a comparison of the operating performance of the company to multiples in the marketplace for similar entities. This analysis requires significant judgment and actual values in a sale could differ materially from those estimated.

Short-term borrowed funds: Short-term borrowed funds represent debt securities sold short. These are entered into through BB&T’s brokerage subsidiary Scott & Stringfellow, LLC.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2010

The tables below present reconciliations for the three months ended March 31, 2010 and 2009, respectively, for Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements Using Significant Unobservable Inputs
For the Three Months Ended March 31, 2010	Trading	States & Political Subdivisions	Equity & Other Securities	Covered Securities	Mortgage Servicing Rights	Net Derivatives	Venture Capital and Similar Investments
	(Dollars in millions)
Balance at January 1, 2010	$93	$210	$9	$668	$832	$(20)	$281
Total realized and unrealized gains or losses:
Included in earnings	—	—	—	16	(26)	17	3
Included in other comprehensive income (loss)	—	1	—	42	—	—	—
Purchases, issuances and settlements	2	(10)	—	—	69	4	(23)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	(76)	—	—	—	—	—	—

Balance at March 31, 2010	$19	$201	$9	$726	$875	$1	$261

	Fair Value Measurements Using Significant Unobservable Inputs
For the Three Months Ended March 31, 2009	Trading	Non-agency mortgage-backed securities	Equity & Other Securities	Mortgage Servicing Rights	Net Derivatives	Venture Capital and Similar Investments
	(Dollars in millions)
Balance at January 1, 2009	$4	$1,098	$1	$370	$37	$182
Total realized and unrealized gains or losses:
Included in earnings	—	—	—	(78)	41	(1)
Included in other comprehensive income (loss)	—	(17)	—	—	—	—
Purchases, issuances and settlements	11	(47)	—	73	(23)	9
Transfers in and/or out of Level 3	(11)	—	—	—	—	—

Balance at March 31, 2009	$4	$1,034	$1	$365	$55	$190

BB&T’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. For the three months ended March 31, 2010 and 2009, BB&T transferred $76 million and $11 million, respectively, in trading securities from Level 3 to Level 2 as a result of increased market activity for these securities. There were no significant transfers between Level 1 and Level 2 during the three months ended March 31, 2010.

There were no gains or losses recognized as a result of the transfers of securities between Level 2 and Level 3 in either the three months ended March 31, 2010 or 2009, respectively.

BB&T has investments in venture capital funds and other similar investments that are measured at fair value based on the investment’s net asset value. The significant investment strategies for these ventures are primarily equity and subordinated debt in privately-held middle market companies. The majority of these investments are not redeemable and have varying dates for which the underlying assets are expected to be liquidated by distribution through 2018. As of March 31, 2010, restrictions on the ability to sell the investments include, but are not limited to, consent of majority member or general partner approval for transfer of ownership. There were no investments probable of sale for less than net asset value at March 31, 2010.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2010

The tables below summarize unrealized and realized gains and losses recorded in earnings for Level 3 assets and liabilities for the three months ended March 31, 2010 and 2009, respectively.

	Total Gains and Losses
For the Three Months Ended March 31, 2010	Covered Securities	Mortgage Servicing Rights	Net Derivatives	Venture Capital and Similar Investments
	(Dollars in Millions)
Classification of gains and losses (realized/unrealized) included in earnings for the period:
Interest income	$16	$—	$—	$—
Mortgage banking income	—	(26)	17	—
Other noninterest income	—	—	—	3

Total	$16	$(26)	$17	$3

Net unrealized gains (losses) included in net income relating to assets and liabilities still held at March 31, 2010	$16	$5	$1	$(1)

	Total Gains and Losses
For the Three Months Ended March 31, 2009	Mortgage Servicing Rights	Net Derivatives	Venture Capital and Similar Investments
	(Dollars in Millions)
Classification of gains and losses (realized/unrealized) included in earnings for the period:
Mortgage banking income	$(78)	$41	$—
Other noninterest income	—	—	(1)

Total	$(78)	$41	$(1)

Net unrealized gains (losses) included in net income relating to assets and liabilities still held at March 31, 2009	$(46)	$55	$(1)

For the three months ended March 31, 2010, the net realized and unrealized gains (losses) reported for mortgage servicing rights assets are composed of a positive valuation adjustment of $5 million less the realization of expected net servicing cash flows of $31 million. For the three months ended March 31, 2009, the net realized and unrealized gains (losses) reported for mortgage servicing rights assets are composed of a negative valuation adjustment of $46 million plus the realization of expected net servicing cash flows of $32 million. BB&T uses various derivative financial instruments to mitigate the income statement effect of changes in fair value due to its quarterly valuation. During the three months ended March 31, 2010 and 2009, the derivative instruments produced losses of $1 million and gains of $74 million, respectively, which offset the valuation adjustments recorded.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2010

The following table details the fair value and unpaid principal balance of loans held for sale at March 31, 2010 and December 31, 2009 that were elected to be carried at fair value.

	March 31, 2010			December 31, 2009
	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance
	(Dollars in millions)
Loans held for sale reported at fair value
Total (1)	$2,057	$2,047	$10	$2,551	$2,544	$7
Nonaccrual loans	6	7	(1)	5	6	(1)
Loans 90 days or more past due and still accruing interest	1	1	—	2	2	—

(1)	The change in fair value is reflected in mortgage banking income.

Also, BB&T may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. Assets measured at fair value on a nonrecurring basis for the periods ended March 31, 2010 and December 31, 2009 that were still held on the balance sheet at March 31, 2010 and December 31, 2009 totaled $2.6 billion and $2.4 billion, respectively. The March 31, 2010 amount consists of $1.1 billion of impaired loans, excluding covered loans, and $1.5 billion of foreclosed real estate, excluding covered foreclosed real estate, that were classified as Level 3 assets. The December 31, 2009 amount consists of $941 million of impaired loans, excluding covered loans, and $1.5 billion of foreclosed real estate, excluding covered foreclosed real estate, that were classified as Level 3 assets. During the three months ended March 31, 2010 and 2009, BB&T recorded $159 million and $79 million, respectively, in losses related to write-downs of impaired loans and $125 million and $16 million, respectively, in losses related to write-downs of foreclosed real estate. These write-downs are generally based on the appraised value of the underlying collateral.

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

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in millions)
Financial assets:
Loans and leases, net of allowance for loan and lease losses	$99,630	$99,329	$101,056	$100,794

Financial liabilities:
Deposits	113,723	111,602	114,965	112,917
Long-term debt	21,428	21,142	21,376	21,018

The following is a summary of the notional or contractual amounts and fair values of BB&T’s off-balance sheet financial instruments as of the periods indicated:

	March 31, 2010		December 31, 2009
	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value
	(Dollars in millions)
Contractual commitments:
Commitments to extend, originate or purchase credit	$37,956	$48	$36,130	$48
Residential mortgage loans sold with recourse	1,932	6	1,986	6
Other loans sold with recourse	4,018	14	3,989	12
Letters of credit and financial guarantees written	7,967	30	7,999	40
Commitments to fund affordable housing investments	309	296	371	357

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2010

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

Loans receivable: The fair values for loans are estimated using discounted cash flow analyses, applying interest rates currently being offered for loans with similar terms and credit quality. The interest rates being offered by BB&T for new loans with similar terms and credit quality are reflective of credit risk and liquidity spreads inherent in an orderly transaction in the current market. For commercial loans and leases, internal credit risk models are used to adjust discount rates for risk migration since inception. For residential mortgage and other consumer loans, internal prepayment risk models are used to adjust contractual cash flows. Loans are aggregated into pools of similar terms and credit quality and discounted using a LIBOR based rate. The carrying amounts of accrued interest approximate fair values.

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

NOTE 15. Derivative Financial Instruments

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

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2010

The following tables set forth certain information concerning BB&T’s derivative financial instruments and related hedged items as of the periods indicated:

Derivative Classifications and Hedging Relationships

		March 31, 2010
	Hedged Item or Transaction	Notional Amount	Fair Value
			Gain (1)	Loss (1)
		(Dollars in millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts:
Receive fixed swaps	First forecasted interest receipts on commercial loans	$500	$9	$—
Pay fixed swaps	First forecasted interest payments on 3 month LIBOR funding	4,650	6	(49)
Caps	First forecasted interest payments on 3 month LIBOR funding	200	—	—

Total		5,350	15	(49)

Derivatives Designated as Net Investment Hedges:
Foreign exchange contracts		73	—	(3)

Total		73	—	(3)

Derivatives Designated as Fair Value Hedges:
Interest rate contracts:
Receive fixed swaps	Individual fixed rate long-term debt issuances	3,429	225	(21)
Receive fixed swaps	Long-term CD’s	292	4	—
Pay fixed swaps	Individual fixed rate municipal securities classified as available for sale	354	—	(54)

Total		4,075	229	(75)

Derivatives Not Designated as Hedges:
Client-related and other risk management Interest rate contracts
Receive fixed swaps		9,994	427	(19)
Pay fixed swaps		9,726	21	(420)
Other swaps		4,289	2	(2)
Option trades		950	—	—
Swaptions		541	25	(24)
Futures contracts		662	—	—
Collars		122	4	(5)
Foreign exchange contracts		438	7	(4)
Mortgage Banking
Interest rate contracts
Interest rate lock commitments		3,081	9	(9)
Forward commitments		4,948	14	(8)
Swaptions		200	8	—
Option trades		200	1	—
TBA/When issued securities		30	—	—
Futures contracts		32	—	—
Mortgage Servicing Rights
Interest rate contracts
Receive fixed swaps		1,527	4	(22)
Pay fixed swaps		1,029	1	(7)
Swaptions		7,705	198	(3)
Futures contracts		4,995	1	(5)
When issued securities and Forward rate agreements		4,591	—	(4)

Total		55,060	722	(532)

Total Derivatives		$64,558	$966	$(659)

(1)	Derivatives in a gain position are recorded as Other assets and derivatives in a loss position are recorded as Other liabilities on the Consolidated Balance Sheet.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2010

Derivative Classifications and Hedging Relationships

		December 31, 2009
	Hedged Item or Transaction	Notional Amount	Fair Value
			Gain (1)	Loss (1)
		(Dollars in millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts:
Receive fixed swaps	First forecasted interest receipts on commercial loans	$1,000	$28	$—
Pay fixed swaps	First forecasted interest payments on 3 month LIBOR funding	4,300	38	(26)
Caps	First forecasted interest payments on 3 month LIBOR funding	200	—	—

Total		5,500	66	(26)

Derivatives Designated as Net Investment Hedges:
Foreign exchange contracts		73	—	(1)

Total		73	—	(1)

Derivatives Designated as Fair Value Hedges:
Interest rate contracts:
Receive fixed swaps	Individual fixed rate long-term debt issuances	3,429	192	(43)
Receive fixed swaps	Long-term CD’s	328	2	—
Pay fixed swaps	Individual fixed rate municipal securities
	classified as available for sale	354	—	(50)

Total		4,111	194	(93)

Derivatives Not Designated as Hedges:
Client-related and other risk management
Interest rate contracts
Receive fixed swaps		10,004	392	(32)
Pay fixed swaps		10,401	32	(369)
Other swaps		7,014	3	(3)
Option trades		922	—	—
Swaptions		538	24	(24)
Futures contracts		611	—	—
Collars		123	4	(5)
Foreign exchange contracts		373	7	(6)
Mortgage Banking
Interest rate contracts
Interest rate lock commitments		2,970	5	(19)
Forward commitments		4,662	48	(5)
Swaptions		200	11	—
Option trades		340	1	(5)
TBA/When issued securities		30	—	—
Futures contracts		50	—	(1)
Mortgage Servicing Rights
Interest rate contracts
Receive fixed swaps		1,968	—	(69)
Pay fixed swaps		654	4	—
Swaptions		5,575	191	(2)
Futures contracts		4,631	1	(3)
When issued securities and Forward rate agreements		5,425	—	(37)

Total		56,491	723	(580)

Total Derivatives		$66,175	$983	$(700)

(1)	Derivatives in a gain position are recorded as Other assets and derivatives in a loss position are recorded as Other liabilities on the Consolidated Balance Sheet.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2010

The following tables set forth certain information concerning the effect of BB&T’s derivative financial instruments on the Consolidated Statements of Income for the periods indicated:

The Effect of Derivative Instruments on the Consolidated Statements of Income

for the Three Month Period Ended March 31, 2010

(Dollars in millions)

	Effective Portion			Ineffective Portion
	Gain or (Loss) Recognized in OCI	Location of Amounts Reclassified from AOCI into Income	(Gain) or Loss Reclassified from AOCI into Income	Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income
Derivatives Designated as Cash Flow Hedges Interest rate contracts	$(59)	Total interest income	$(16)	Other noninterest income	$—
		Total interest expense	5

			$(11)

Derivatives Designated as Net Investment Hedges Foreign exchange contracts	$(3)		$—		$—

	Effective Portion		Ineffective Portion
	Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income	Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income
Derivatives Designated as Fair Value Hedges
Interest rate contracts	Total interest expense	$52	Other noninterest income	$ 1
Interest rate contracts	Total interest income	(5)	Other noninterest expense	—

Total		$47		$ 1

Derivatives Not Designated as Hedges
Client-related and other risk management
Interest rate contracts	Other noninterest income	$(1)
Other derivatives	Other noninterest income	—
Foreign exchange contracts	Other nondeposit fees and commissions	1
Mortgage Banking
Interest rate contracts	Mortgage banking income	(20)
Mortgage Servicing Rights
Interest rate contracts	Mortgage banking income	(1)

Total		$(21)

Note: All amounts for Other Comprehensive Income (OCI) and Accumulated Other Comprehensive Income (AOCI) are stated on a pre-tax basis.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2010

The Effect of Derivative Instruments on the Consolidated Statements of Income

for the Three Month Period Ended March 31, 2009

(Dollars in millions)

	Effective Portion			Ineffective Portion
	Gain or (Loss) Recognized in OCI	Location of Amounts Reclassified from AOCI into Income	(Gain) or Loss Reclassified from AOCI into Income	Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income
Derivatives Designated as Cash Flow Hedges Interest rate contracts	$21	Total interest income	$(6)	Other noninterest income	$—
		Total interest expense	(1)

			$(7)

Derivatives Designated as Net Investment Hedges
Foreign exchange contracts	$(2)		$—		$—

	Effective Portion		Ineffective Portion
	Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income	Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income
Derivatives Designated as Fair Value Hedges
Interest rate contracts	Total interest expense	$38	Other noninterest income	$ 5
Interest rate contracts	Total interest income	(3)	Other noninterest expense	—

Total		$35		$ 5

Derivatives Not Designated as Hedges
Client-related and other risk management
Interest rate contracts	Other noninterest income	$11
Other derivatives	Other noninterest income	(3)
Foreign exchange contracts	Other nondeposit fees and commissions	1
Mortgage Banking
Interest rate contracts	Mortgage banking income	2
Mortgage Servicing Rights
Interest rate contracts	Mortgage banking income	74

Total		$85

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

Cash Flow Hedges

At March 31, 2010 and December 31, 2009, BB&T had designated notional values of $5.4 billion and $5.5 billion, respectively, of derivatives as cash flow hedges. At March 31, 2010, these cash flow hedges reflected a net unrealized loss of $34 million, with instruments in a gain position reflecting a fair value of $15 million recorded in other assets and instruments in a loss position reflecting a fair value of $49 million recorded in other liabilities. At December 31, 2009, these cash flow hedges reflected a net unrealized gain of $40 million, with instruments in a gain position reflecting a fair value of $66 million recorded in other assets and instruments in a loss position reflecting a fair value of $26 million recorded in other liabilities.

For a qualifying cash flow hedge, the portion of changes in the fair value of the derivatives that have been highly effective are recognized in other comprehensive income until the related cash flows from the hedged item are recognized in

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2010

earnings. The impact on earnings resulting from the ineffectiveness of cash flow hedges was less than $1 million during the first three months of 2010 and 2009, respectively.

Accumulated other comprehensive income included $41 million and $54 million in unrecognized after-tax gains on interest rate swaps, caps and floors hedging variable interest payments on business loans at March 31, 2010 and December 31, 2009, respectively. These amounts included unrecognized after-tax gains on terminated swaps, caps and collars of $35 million and $29 million at March 31, 2010 and December 31, 2009, respectively. In addition, accumulated other comprehensive income included $20 million and $50 million in net unrecognized after-tax gains on interest rate swaps, caps and floors hedging variable interest payments on funding at March 31, 2010 and December 31, 2009, respectively. These amounts included unrecognized after-tax gains on terminated hedges related to short-term funding of $48 million and $52 million at March 31, 2010 and December 31, 2009, respectively. Also included in accumulated other comprehensive income at March 31, 2010 and December 31, 2009 are unrecognized after-tax gains of $3 million on terminated interest rate swaps hedging variable interest payments on long-term debt.

The estimated net amount in accumulated other comprehensive income at March 31, 2010 that is expected to be reclassified into earnings within the next 12 months is a net after-tax gain of $18 million.

All of BB&T’s cash flow hedges are hedging exposure to variability in future cash flows for forecasted transactions related to the payment of variable interest on then existing financial instruments. The maximum length of time over which BB&T is hedging its exposure to the variability in future cash flows for forecasted transactions related to variable interest payments on existing financial instruments at March 31, 2010 and December 31, 2009 is 6.4 years and 6.6 years, respectively.

Fair Value Hedges

At March 31, 2010 and December 31, 2009, BB&T had designated notional values of $4.1 billion of derivatives as fair value hedges. These fair value hedges reflected a net unrealized gain of $154 million and $101 million at March 31, 2010 and December 31, 2009, respectively, with instruments in a gain position reflecting a fair value of $229 million and $194 million, respectively, recorded in other assets and instruments in a loss position reflecting a fair value of $75 million and $93 million, respectively, recorded in other liabilities.

For a qualifying fair value hedge, changes in the value of the derivatives that have been highly effective as hedges are recognized in current period earnings along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged. Fair value hedges with a notional value of $36 million were dedesignated and unwound during the three months ended March 31, 2010. There were no fair value hedge terminations during the three months ended March 31, 2009. The impact on earnings resulting from fair value hedge ineffectiveness was a gain of $1 million and $5 million during the three months ended March 31, 2010 and 2009, respectively.

BB&T also held $55.1 billion and $56.5 billion in notional value of derivatives not designated as hedges at March 31, 2010 and December 31, 2009, respectively. These instruments were in a net gain position with a net estimated fair value of $190 million and $143 million at March 31, 2010 and December 31, 2009, respectively. Changes in the fair value of these derivatives are reflected in current period earnings.

Derivatives not designated as a hedge include the notional amounts of $8.5 billion and $8.2 billion that have been entered into as risk management instruments for mortgage banking operations at March 31, 2010 and December 31, 2009, respectively. For mortgage loans originated for sale, BB&T is exposed to changes in market rates and conditions subsequent to the interest rate lock and funding date. BB&T’s risk management strategy related to its interest rate lock commitment derivatives and loans held for sale includes using mortgage-based derivatives such as forward commitments and options in order to mitigate market risk.

Derivatives not designated as a hedge include the notional amounts of $19.9 billion and $18.3 billion that have been entered into as risk management instruments for mortgage servicing rights at March 31, 2010 and December 31, 2009, respectively. For the three months ended March 31, 2010, the $1 million loss on these derivatives is offset by a positive

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2010

$5 million valuation adjustment related to the mortgage servicing asset. For the three months ended March 31, 2009, the $74 million gain on these derivatives was offset by a negative $46 million valuation adjustment related to the mortgage servicing asset.

BB&T also held derivatives not designated as hedges with notional amounts totaling $26.7 billion and $30.0 billion at March 31, 2010 and December 31, 2009, respectively, as risk management instruments primarily to facilitate transactions on behalf of its clients, as well as activities related to balance sheet management.

At March 31, 2010 and December 31, 2009, BB&T had designated notional values of $73 million of derivatives as net investment hedges used to hedge the variability in a foreign currency exchange rate.

Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. BB&T controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. In addition, certain counterparties are required to provide cash collateral to BB&T when their unsecured loss positions exceed certain negotiated limits. These bilateral limits are typically based on current credit ratings and vary with ratings changes. As of March 31, 2010 and December 31, 2009, BB&T had received cash collateral of approximately $82 million. In addition, BB&T had posted collateral of $147 million and $138 million at March 31, 2010 and December 31, 2009, respectively. In the event that BB&T’s credit ratings had been downgraded below investment grade, the amount of collateral posted would have increased by $50 million as of March 31, 2010 and December 31, 2009. As of March 31, 2010 and December 31, 2009, BB&T had approximately $18 million and $26 million, respectively, of unsecured positions with derivative dealers. All of the derivative contracts to which BB&T is a party settle monthly, quarterly or semiannually. In the case of contracts with derivative dealers, BB&T only transacts with dealers that are national market makers whose credit ratings are strong. Further, BB&T has netting agreements with the dealers with which it does business. Because of these factors, BB&T’s credit risk exposure related to derivatives contracts at March 31, 2010 and December 31, 2009 was not material.

NOTE 16. Computation of Earnings Per Common Share

The basic and diluted earnings per common share calculations are presented in the following table:

	For the Three Months Ended March 31,
	2010	2009
	(Dollars in millions, except per share data, shares in thousands)
Basic Earnings Per Share:
Net income available to common shareholders	$188	$271

Weighted average number of common shares	690,792	559,801

Basic earnings per share	$.27	$.48

Diluted Earnings Per Share:
Net income available to common shareholders	$188	$271

Weighted average number of common shares	690,792	559,801
Add:
Effect of dilutive outstanding equity-based awards	7,883	3,765

Weighted average number of diluted common shares	698,675	563,566

Diluted earnings per share	$.27	$.48

For the three months ended March 31, 2010 and 2009, the number of anti-dilutive awards was 33.2 million and 43.4 million shares, respectively. In addition, as of March 31, 2009, BB&T had a warrant outstanding for 13.9 million shares that was anti-dilutive.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2010

NOTE 17. Operating Segments

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

Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2009 for a description of internal accounting policies and the basis of segmentation, including a description of the segments presented in the accompanying tables.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2010

The following tables disclose selected financial information with respect to BB&T’s reportable business segments for the periods indicated:

BB&T Corporation

Reportable Segments

For the Three Months Ended March 31, 2010 and 2009

	Banking Network		Residential Mortgage Banking		Sales Finance		Specialized Lending		Insurance Services
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
	(Dollars in millions)
Net interest income (expense)	$428	$418	$238	$283	$99	$100	$211	$194	$1	$2
Net funds transfer pricing (FTP)	555	419	(166)	(196)	(65)	(71)	(49)	(58)	(1)	(1)

Net interest income (expense) and FTP	983	837	72	87	34	29	162	136	—	1

Economic provision for loan and lease losses	297	361	187	62	2	20	83	98	—	—
Noninterest income	316	292	78	174	—	—	31	30	250	246
Intersegment net referral fees (expense)	64	119	(25)	(35)	(3)	(3)	—	—	—	—
Noninterest expense	607	419	33	24	8	7	68	68	201	192
Allocated corporate expenses	203	174	3	3	2	3	10	10	14	12

Income (loss) before income taxes	256	294	(98)	137	19	(4)	32	(10)	35	43
Provision (benefit) for income taxes	96	111	(35)	52	7	(1)	12	(4)	14	17

Segment net income (loss)	$160	$183	$(63)	$85	$12	$(3)	$20	$(6)	$21	$26

Identifiable segment assets (period end)	$61,944	$63,907	$18,871	$20,465	$6,385	$6,062	$7,858	$7,338	$1,138	$1,131

	Financial Services		Treasury		All Other Segments (1)		Parent/ Reconciling Items		Total BB&T Corporation
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
	(Dollars in millions)
Net interest income (expense)	$3	$2	$135	$203	$42	$38	$157	$(94)	$1,314	$1,146
Net funds transfer pricing (FTP)	26	24	(194)	(156)	(45)	(46)	(61)	85	—	—

Net interest income (expense) and FTP	29	26	(59)	47	(3)	(8)	96	(9)	1,314	1,146

Economic provision for loan and lease losses	5	2	—	—	2	1	(1)	132	575	676
Noninterest income	146	154	18	205	12	9	(7)	(79)	844	1,031
Intersegment net referral fees (expense)	6	7	—	—	—	—	(42)	(88)	—	—
Noninterest expense	131	134	5	1	17	23	271	201	1,341	1,069
Allocated corporate expenses	6	6	1	1	(3)	2	(236)	(211)	—	—

Income (loss) before income taxes	39	45	(47)	250	(7)	(25)	13	(298)	242	432
Provision (benefit) for income taxes	15	17	(36)	77	(15)	(18)	(10)	(137)	48	114

Segment net income (loss)	$24	$28	$(11)	$173	$8	$(7)	$23	$(161)	$194	$318

Identifiable segment assets (period end)	$3,029	$2,676	$37,239	$27,754	$5,448	$5,022	$21,788	$9,070	$163,700	$143,425

(1)	Includes financial data from business units below the quantitative and qualitative thresholds requiring disclosure.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	First Quarter 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Regulatory Considerations

BB&T and its subsidiaries and affiliates are subject to numerous examinations by federal and state banking regulators, as well as the SEC, the Financial Industry Regulatory Authority, and various state insurance and securities regulators. BB&T and its subsidiaries have from time to time received requests for information from regulatory authorities in various states, including state insurance commissions and state attorneys general, securities regulators and other regulatory authorities, concerning their business practices. Such requests are considered incidental to the normal conduct of business. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional disclosures with respect to laws and regulations affecting the Company’s businesses.

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

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	First Quarter 2010

taxes. Understanding BB&T’s accounting policies is fundamental to understanding BB&T’s consolidated financial position and consolidated results of operations. Accordingly, BB&T’s significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in detail in Note 1 in the “Notes to Consolidated Financial Statements” in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Fair Value of Financial Instruments

A significant portion of BB&T’s assets and certain liabilities are financial instruments carried at fair value. This includes securities available for sale, trading securities, derivatives, certain loans held for sale, residential mortgage servicing rights, certain short-term borrowings and venture capital investments. At March 31, 2010, the percentage of total assets and total liabilities measured at fair value was 22.9% and less than 1%, respectively. The vast majority of assets and liabilities carried at fair value are based on either quoted market prices or market prices for similar instruments. At March 31, 2010, 5.6% of assets measured at fair value were based on significant unobservable inputs. This is approximately 1% of BB&T’s total assets. See Note 14 “Fair Value Disclosures” in the “Notes to Consolidated Financial Statements” herein for additional disclosures regarding the fair value of financial instruments.

Securities

The fair values for available-for-sale and trading securities are generally based upon quoted market prices or observable market prices for similar instruments. BB&T generally utilizes a third-party pricing service in determining the fair value of its securities portfolio. The pricing service uses observable inputs when available including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids and offers. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment by management. As of March 31, 2010, BB&T had approximately $1.0 billion of available-for-sale and trading securities, which is less than 1% of total assets, valued using unobservable inputs. This total includes $726 million of non-agency mortgage backed securities that are covered by a loss sharing agreement with the FDIC and $210 million of auction-rate securities. BB&T conducts periodic reviews to identify and evaluate each available-for-sale security that has an unrealized loss for other-than-temporary impairment. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. The primary factors BB&T considers in determining whether an impairment is other-than-temporary are the financial condition and near–term prospects of the issuer, including any specific events which may influence the operations of the issuer and BB&T’s intent to sell and whether it is more likely than not that the Company will be required to sell these debt securities before the anticipated recovery of the amortized cost basis.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	First Quarter 2010

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

Derivative Assets and Liabilities

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

Venture Capital and Similar Investments

BB&T has venture capital and similar investments that are carried at fair value. Changes in the fair value of these investments are recorded in other noninterest income each period. In many cases there are no observable market values for these investments and therefore management must estimate the fair value based on a comparison of the operating performance of the company to multiples in the marketplace for similar entities. This analysis requires significant judgment and actual values in a sale could differ materially from those estimated. As of March 31, 2010, BB&T had $261 million of venture capital investments, which is less than 1% of total assets.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	First Quarter 2010

Intangible Assets

BB&T’s mergers and acquisitions are accounted for using the acquisition method of accounting. Under the acquisition method, BB&T is required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which often involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques, all of which are inherently subjective. The amortization of identified intangible assets is based upon the estimated economic benefits to be received, which is also subjective. Acquisitions typically result in goodwill, which is subject to ongoing periodic impairment tests based on the fair value of net assets acquired compared to their carrying value. The major assumptions used in the impairment testing process include the estimated future cash flows of each business unit and discount rates. Discount rates are unique to each business unit and are based upon the cost of capital specific to the industry in which the business unit operates. As a result of the challenging economic environment, management continues to monitor closely the excess of the fair value over the carrying value of several reporting units. A continuing period of depressed market conditions, or further market deterioration, may result in impairment of goodwill in the future.

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

EXECUTIVE SUMMARY

Consolidated net income for the first quarter of 2010 totaled $194 million, down $124 million, or 39.0%, compared to $318 million earned during the first quarter of 2009. On a diluted per common share basis, earnings for the three months ended March 31, 2010 were $.27, compared to $.48 for the same period in 2009, a decrease of 43.8%. BB&T’s results of operations for the first quarter of 2010 produced an annualized return on average assets of .48% and an annualized return on average common shareholders’ equity of 4.59% compared to prior year ratios of .86% and 8.29%, respectively.

The integration of Colonial is progressing smoothly and continues to exceed management’s expectations. The remaining system conversions are expected to be completed during the second quarter of 2010. BB&T also determined that one-time costs associated with Colonial will be $140 million, a reduction of $45 million from the estimate at December 31, 2009.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	First Quarter 2010

BB&T’s net interest income increased 14.7% compared to the first quarter of 2009, as a result of higher yields on acquired loans and lower deposit costs. The higher net interest income resulted in a net interest margin of 3.88% for the first quarter of 2010, up 31 basis points compared to the same period of 2009. Noninterest income declined 18.1% as a result of lower income from mortgage banking and lower net securities gains in the first quarter of 2010 compared to the same period of 2009. Excluding these items, noninterest revenues were up 9.4%. Noninterest expenses were up $272 million, or 25.4%, in the first quarter of 2010 compared with the corresponding period of 2009 due to higher foreclosed property expenses and the Colonial transaction.

BB&T’s total assets at March 31, 2010 were $163.7 billion, a decrease of $2.1 billion, or 1.2%, compared to December 31, 2009. Total loans and leases at March 31, 2010 were $104.4 billion, a decrease of $1.8 billion, or 1.7%, compared to the balance at year-end. The decrease in total loans and leases included decreases of $494 million in loans held for sale and $561 million in covered loans acquired in the Colonial transaction. Securities available for sale decreased $599 million compared to the balances at December 31, 2009.

Total client deposits at March 31, 2010, were $104.1 billion, a decrease of $2.7 billion, or 2.5%, from December 31, 2009. Total deposits, which include wholesale deposits sources, totaled $113.7 billion at March 31, 2010, a decrease of $1.2 billion, or 1.1%, compared to December 31, 2009. The decrease in client deposits was a result of the divestiture of Nevada branches and deposits purchased as part of the Colonial transaction as well as a decline in higher-rate certificates of deposit. BB&T also has seen an improvement in the deposit mix, with noninterest-bearing accounts representing 18.3% of total client deposits at March 31, 2010, compared with 17.7% at December 31, 2009.

Total shareholders’ equity increased $287 million, or 1.8% compared to December 31, 2009. The Tier 1 common ratio was 8.7% and 8.5% at March 31, 2010 and December 31, 2009, respectively. In addition, the Tier 1 risk-based capital and total risk-based capital ratios were 11.7% and 15.9% at March 31, 2010, respectively, compared to 11.5% and 15.8%, respectively, at December 31, 2009. BB&T’s risk-based and tangible capital ratios remain well above regulatory standards for well-capitalized banks. As of March 31, 2010, measures of tangible capital were not required by the regulators and, therefore, were considered non-GAAP measures. Please refer to the section titled “Capital Adequacy and Resources” herein for a discussion of how BB&T calculates and uses these measures in the evaluation of the Company.

The rate of increase in nonperforming assets slowed to 5.6% in the first quarter of 2010 and early stage delinquencies in the consumer and specialized lending portfolios reflected signs of improvement. BB&T recorded a $575 million provision for credit losses, which includes $19 million for covered loans, in the first quarter of 2010, and exceeded net charge-offs by $100 million. This compared to a $676 million provision for credit losses recorded during the first quarter of 2009. Net charge-offs for the current quarter were 1.84% of average loans and leases, up 1 basis point compared to the fourth quarter of 2009.

BB&T’s performing restructured loans increased to $1.7 billion at March 31, 2010, and prior periods were revised to reflect the retrospective application of more definitive regulatory guidance. BB&T has continued its efforts to assist clients in recent quarters by modifying certain performing loans. BB&T has a long history of working with clients in difficult times and continues to do so. BB&T fully re-underwrites each borrower before approving a modification and rarely forgives principal or interest on any loan.

During the quarter, BB&T completed its first quarterly reassessment of cash flows on acquired loans. The reassessment resulted in additional accretion on loans of $22 million, which is reflected in interest income. This level of accretion reflects one month’s results based on the timing of the reassessment. The increase results from improving expectations for cash flows on certain loan pools. The reassessment also revealed impairment in certain loan pools resulting in $19 million in additional provision for loan and lease losses. Combined with a $2 million reduction in noninterest income due to the net impact of these changes on the FDIC receivable, the net benefit to earnings was less than $1 million. Approximately 80% of both the additional accretion and impairment is offset through the FDIC receivable.

Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2009, for additional information with respect to BB&T’s recent accomplishments and significant challenges. The factors causing the fluctuations in the major balance sheet and income statement categories for the first quarter of 2010 are further discussed in the following sections.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	First Quarter 2010

ANALYSIS OF FINANCIAL CONDITION

Securities

Securities available for sale totaled $32.7 billion at March 31, 2010, a decrease of $599 million, or 1.8%, compared with December 31, 2009. Trading securities totaled $651 million, up slightly compared with the balance at December 31, 2009.

Average securities available for sale for the first quarter of 2010 were $33.0 billion, an increase of $2.5 billion, or 8.2%, compared with the average balance during the first quarter of 2009. The growth in average securities reflects the covered securities purchased as part of the Colonial transaction, which averaged $1.2 billion during the first quarter of 2010 and an increase in average mortgage-backed securities issued by the government-sponsored entities, which increased $1.4 billion on average compared to the first quarter of 2009. The growth in mortgage-backed securities issued by government-sponsored entities was primarily a result of sales in the first quarter of 2009 that were not reinvested until the second quarter of 2009. Currently, given the low-interest rate environment, management is not reinvesting the majority of cash flows from the securities portfolio and expects the size of the portfolio as a percentage of total earnings assets to decline in the future.

The annualized fully taxable equivalent (“FTE”) yield on the average securities portfolio for the first quarter of 2010 was 4.26%, which represents a decrease of 57 basis points compared to the annualized yield earned during the first quarter of 2009. The decrease in the annualized FTE yield on the average securities portfolio was primarily the result of reinvesting $12.0 billion in securities sales from the first quarter of 2009 into securities with shorter durations and lower yields. Partially offsetting this decline, the FTE yield benefited from the addition of the securities acquired in the Colonial transaction.

On March 31, 2010, BB&T held certain investment securities having continuous unrealized loss positions for more than 12 months. As of March 31, 2010, the unrealized losses on these securities totaled $339 million. All of these losses were in non-agency mortgage-backed and municipal securities. At March 31, 2010, all of the available-for-sale debt securities in an unrealized loss position, excluding those covered by FDIC loss sharing agreements, were investment grade with the exception of (a) one auction rate security with an amortized cost of $2 million; (b) two municipal bonds with an amortized cost of $8 million; (c) twelve non-agency mortgage-backed securities with an amortized cost of $829 million and (d) one non-agency commercial mortgage-backed security with an amortized cost of $25 million. All of the non-investment grade securities referenced above were initially investment grade and have been downgraded since purchase. BB&T evaluated all of its debt securities for credit impairment. During the first quarter of 2010, BB&T determined that three of the non-agency mortgage-backed securities had credit losses evident and recorded other-than-temporary impairment of $6 million. As of March 31, 2010, BB&T’s evaluation of the other securities with continuous unrealized losses indicated that there were no credit losses evident. Furthermore, BB&T does not intend to sell and it is more likely than not that the Company will not be required to sell these debt securities before the anticipated recovery of the amortized cost basis.

See Note 3 “Securities” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to BB&T’s evaluation of securities for other-than-temporary impairment.

Loans and Leases

BB&T emphasizes commercial lending to small and medium-sized businesses, consumer lending, mortgage lending and specialized lending with an overall goal of maximizing the profitability of the loan portfolio, maintaining strong asset quality and achieving an equal mix of consumer and commercial loans. For the first quarter of 2010, average total loans were $104.5 billion, an increase of $4.7 billion, or 4.8%, compared to the same period in 2009. The growth in average loans includes the impact of the Colonial transaction, which contributed $7.8 billion in average loans for the first quarter of 2010.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	First Quarter 2010

The following table presents the composition of average loans and leases for the three months ended March 31, 2010 and 2009, respectively:

Table 1

Composition of Average Loans and Leases

	For the Three Months Ended
	March 31, 2010		March 31, 2009
	Balance	% of total	Balance	% of total
	(Dollars in millions)
Commercial loans and leases	$49,380	47.2%	$50,630	50.7%
Direct retail loans	14,165	13.6	15,263	15.3
Sales finance loans	6,406	6.1	6,342	6.4
Revolving credit loans	1,991	1.9	1,767	1.8
Mortgage loans	15,459	14.8	16,759	16.8
Specialized lending loans	7,479	7.2	6,490	6.5
Other acquired loans	108	0.1	—	—

Total average loans and leases held for investment (excluding covered loans)	94,988	90.9	97,251	97.5
Covered loans	7,642	7.3	—	—

Total average loans and leases held for investment	102,630	98.2	97,251	97.5
Loans held for sale	1,838	1.8	2,473	2.5

Total average loans and leases	$104,468	100.0%	$99,724	100.0%

Average commercial loans and leases were down $1.3 billion, or 2.5%, for the first three months of 2010 compared to the same period in 2009. The decline in the commercial portfolio is largely a result of the lower commercial real estate balances, as management has intentionally lowered its exposures to real estate lending during the economic downturn. Balances in BB&T’s Residential, Acquisition and Development portfolio have declined $2.1 billion in the past twelve months, from $7.5 billion at March 31, 2009 to $5.3 billion at March 31, 2010. This decline has been somewhat offset by increases in commercial and industrial lending. Management has been focused on increasing its efforts in the commercial and industrial lending market to better diversify the loan portfolio and capitalize on the strength of BB&T’s balance sheet during the economic downturn.

Average direct retail loans declined 7.2% for the first quarter of 2010 compared to the first quarter of 2009. This portfolio is primarily home equity loans and lines to individuals and has been negatively affected by the downturn in the residential real estate markets. In addition, the residential lot/land component of this portfolio has been declining, as management continues to reduce exposures to these types of loans.

Average mortgage loans held for investment declined 7.8% for the first quarter of 2010 compared to the first quarter of 2009. The decline in average mortgage loans is primarily due to the vast majority of new residential mortgage originations being sold in the secondary market. Average loans held for sale, which is primarily residential mortgage loans, decreased 25.7% for the first three months of 2010 compared to the same period in 2009 due to declining refinance activity.

Average specialized lending loans increased 15.2% for the first quarter of 2010 compared to the first quarter of 2009. Growth in specialized lending has primarily been in automobile loans and other consumer credits. In addition, insurance premium finance increased compared to the prior year as a result of an acquisition of assets on February 2, 2009, which added approximately $715 million in loans.

The annualized FTE yield for the total loan portfolio for the first quarter of 2010 was 5.65% compared to 5.41% in the first quarter of 2009. The annualized yield on commercial loans for the first quarter of 2010 was 4.25%, an increase of 16 basis points compared to the same period in 2009, while the annualized yield on direct retail loans for the first quarter of

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	First Quarter 2010

2010 dropped to 5.34% compared to 5.62% in the same period in 2009. The annualized yield on residential mortgage loans for the first quarter of 2010 was 5.51%, a decrease of 37 basis points compared to the same period in 2009. The increase in the FTE yield on the total loan portfolio was primarily the result of the acquired loans from the Colonial transaction, which have higher yields.

In the normal course of business, residential acquisition, development and construction, commercial construction or commercial land/development loan agreements may include an interest reserve account at inception. An interest reserve allows the borrower to add interest charges to the outstanding loan balance during the construction period. Interest reserves provide an effective means to address the cash flow characteristics of a real estate construction loan. Loan agreements containing an interest reserve generally require more equity to be contributed by the borrower to the construction project at inception. Loans with interest reserves are subject to substantially similar underwriting standards as loans without interest reserves.

Loans with interest reserves are closely monitored through physical inspections, reconciliation of draw requests, review of rent rolls and operating statements and quarterly portfolio reviews performed by senior management. When appropriate, extensions, renewals and restructurings of loans with interest reserves are approved after giving consideration to the project’s status, the borrower’s financial condition, and the collateral protection based on current market conditions. In connection with the extension, renewal or restructuring of a loan with an interest reserve, additional interest reserves may be funded by the client, partially funded by the client and BB&T, or fully provided by BB&T. Typically, interest reserves provided by BB&T are secured by additional collateral and are limited to more conservative advance rates on the pledged collateral. These loans must also be supported by an analysis of the client’s willingness and capacity to service the debt.

Interest that has been added to the balance of a loan through the use of an interest reserve is recognized as income only if the collectability of the remaining contractual principal and interest payments is reasonably assured. If a loan with interest reserves is in default and deemed uncollectible, interest is no longer funded through the interest reserve. Interest previously recognized from interest reserves generally is not reversed against current income when a construction loan with interest reserves is placed on nonaccrual status.

At March 31, 2010, approximately $1.9 billion of BB&T’s loan portfolio, excluding covered loans, have active interest reserves (i.e. current funding of interest charges through a reserve). Interest income related to loans with active interest reserves totaled approximately $15 million, which represented approximately 1% of total interest income for the quarter ended March 31, 2010.

Other Interest-Earning Assets

Average other interest-earning assets totaled $2.7 billion for the first quarter of 2010, compared to $2.1 billion for the same period of 2009. The increase in average other interest-earning assets included increases of $177 million in average balances of FHLB stock and $187 million in average trading securities, compared to the first quarter of 2009. The average yield on other interest-earning assets was .53% for the first quarter of 2010 compared to .95% for the first quarter of 2009.

Noninterest-Earning Assets

BB&T’s other noninterest-earning assets, including premises and equipment, goodwill, core deposit and other intangible assets, residential mortgage servicing rights, FDIC loss share receivable and noninterest-bearing cash and due from banks, increased $533 million from December 31, 2009 to March 31, 2010. The growth in this category was partially due to the purchase of premises and equipment recorded in the first quarter of 2010 in connection with the Colonial transaction. In addition, BB&T made a payment to the IRS of approximately $892 million in connection with a disputed tax position, which resulted in an increase in other assets. These increases were partially offset by a reduction in the FDIC loss share receivable of $451 million due to reimbursements received.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	First Quarter 2010

Deposits

Deposits totaled $113.7 billion at March 31, 2010, a decrease of $1.2 billion, or 1.1%, from December 31, 2009. Client deposits generated through the BB&T banking network are the largest source of funds used to support asset growth. Client deposits totaled $104.1 billion at March 31, 2010, a decrease of $2.7 billion, or 2.5%, from December 31, 2009. These decreases are primarily due to the sale of Nevada deposits and a decline in higher-rate certificates of deposit.

The following table presents the composition of average deposits for the three months ended March 31, 2010 and 2009:

Table 2

Composition of Average Deposits

	For the Three Months Ended
	March 31, 2010		March 31, 2009
	Balance	% of total	Balance	% of total
	(Dollars in millions)
Noninterest-bearing deposits	$18,464	16.6%	$13,828	14.7%
Interest checking	3,745	3.4	2,461	2.6
Other client deposits	51,712	46.5	40,701	43.4
Client certificates of deposit	30,833	27.8	27,143	28.9

Total client deposits	104,754	94.3	84,133	89.6
Other interest-bearing deposits	6,277	5.7	9,801	10.4

Total average deposits	$111,031	100.0%	$93,934	100.0%

Average deposits for the first quarter of 2010 increased $17.1 billion, or 18.2%, compared to the same period in 2009. The categories of deposits with the highest growth for the first quarter of 2010 compared to the first quarter of 2009 were other client deposits, which include money market deposit accounts, savings accounts, individual retirement accounts and other time deposits, which increased $11.0 billion, or 27.1%, and noninterest-bearing deposits, which increased $4.6 billion, or 33.5%. Client certificates of deposit and interest checking also increased $3.7 billion and $1.3 billion, respectively, compared to the first quarter of 2009.

The overall mix of deposits continues to improve, as average client deposits grew 24.5% in the first quarter of 2010, compared to a decline of 36.0% in other interest-bearing deposits, due to strong growth in noninterest-bearing and other client deposits, which was driven by the Colonial transaction. BB&T has also been successful in attracting new business and individual accounts by emphasizing the strength of BB&T’s franchise. During the first three months of 2010, BB&T produced approximately 31,000 net new transaction deposit accounts through its retail branch, online and Phone 24 delivery channels. This represents a 38.1% increase in net new transaction accounts compared to the first three months of 2009.

Borrowings

While client deposits remain the primary source for funding loan originations and other balance sheet growth, BB&T uses short-term borrowings as a supplementary funding source. Short-term borrowings utilized by BB&T include Federal funds purchased, securities sold under repurchase agreements, master notes, U.S. Treasury tax and loan deposit notes, borrowings under the treasury auction facility and short-term bank notes. At March 31, 2010, short-term borrowings totaled $7.0 billion, a decrease of $1.1 billion, or 13.4%, compared to December 31, 2009. The decrease in these borrowings compared to December 31, 2009, was primarily due to slower asset growth, which reduced the need for this type of funding.

BB&T also utilizes long-term debt to provide both funding, and to a lesser extent, regulatory capital. Long-term debt consists of Federal Home Loan Bank advances to Branch Bank, corporate senior and subordinated notes, senior and subordinated notes issued by Branch Bank, and junior subordinated debentures issued by BB&T. Long-term debt totaled $21.4 billion at March 31, 2010, a slight increase from the balance at December 31, 2009.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	First Quarter 2010

For the first quarter of 2010, the average annualized FTE rate paid on short-term borrowings was .23% compared to .59% during the first quarter of 2009. The average annualized rate paid on long-term debt for the first quarter of 2010 was 3.82% compared to 3.81% for the same period in 2009.

On April 29, 2010, BB&T Corporation issued $500 million of Senior notes, with an interest rate of 3.95% due April 2016. The proceeds will be used for general corporate funding purposes.

Shareholders’ Equity

Total shareholders’ equity at March 31, 2010 was $16.5 billion, an increase of 1.8% compared to December 31, 2009. BB&T’s book value per common share at March 31, 2010 was $23.80, compared to $23.47 at December 31, 2009.

BB&T’s tangible shareholders’ equity available to common shareholders was $10.1 billion at March 31, 2010, an increase of $190 million, or 1.9%, compared to December 31, 2009. BB&T’s tangible book value per common share at March 31, 2010 was $14.67 compared to $14.44 at December 31, 2009. As of March 31, 2010, measures of tangible capital were not required by the regulators and, therefore, were considered non-GAAP measures. Please refer to the section titled “Capital Adequacy and Resources” herein for a discussion of how BB&T calculates and uses these measures in the evaluation of the Company.

Asset Quality

BB&T experienced improving trends in early stage delinquencies and net charge-offs in the consumer loan portfolios during the first quarter of 2010 compared to the fourth quarter of 2009, while nonperforming assets continued to increase reflecting the ongoing challenges in real estate related lending.

Nonperforming assets, which are composed of foreclosed real estate, repossessions, nonaccrual loans and certain restructured loans, totaled $4.6 billion (or $4.5 billion excluding covered loans and foreclosed property) at March 31, 2010, compared to $4.4 billion (or $4.2 billion excluding covered loans and foreclosed property) at December 31, 2009. The increase in nonperforming assets included an increase of $176 million in nonperforming loans and $61 million in foreclosed assets. As a percentage of loans and leases plus foreclosed property, nonperforming assets were 4.38% at March 31, 2010 (or 4.53% excluding covered loans and foreclosed property) compared with 4.07% (or 4.24% excluding covered loans and foreclosed property) at December 31, 2009. Loans 90 days or more past due and still accruing interest, excluding loans covered by FDIC loss share agreements, totaled $302 million at March 31, 2010, compared with $319 million at year-end 2009. Loans 30-89 days past due, excluding loans covered by FDIC loss share agreements totaled $1.6 billion at March 31, 2010, which was also a slight decline compared with $1.7 billion at year-end 2009. The decline in loans 30-89 days past due was primarily due to improving trends in consumer loans, including sales finance, mortgage and specialized lending, while commercial delinquencies increased compared to year-end 2009. BB&T’s net charge-offs totaled $475 million for the first quarter of 2010 and amounted to 1.84% of average loans and leases, on an annualized basis (or 1.99% excluding covered loans), compared to $388 million, or 1.58%, of average loans and leases, on an annualized basis, in the corresponding period in 2009. Net charge-offs for the first quarter of 2010 were up 1 basis point compared to the fourth quarter of 2009.

Troubled debt restructurings (“restructurings”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term. As a result, BB&T will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. To facilitate this process, a concessionary modification that would not otherwise be considered may be granted resulting in classification of the loan as a restructuring. Restructurings can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accruing status, depending on the individual facts and circumstances of the borrower. With respect to commercial restructurings, an analysis of the credit evaluation described above, in conjunction with an evaluation of the borrower’s performance prior to the restructuring, are considered when evaluating the borrower’s ability to meet the restructured terms of the loan agreement. Restructured nonaccrual loans may be returned to accrual status based on a current, well-documented credit evaluation of the borrower’s financial condition and prospects for repayment under the modified terms. This evaluation must include consideration of the borrower’s sustained historical repayment performance for a reasonable period (generally a minimum of

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	First Quarter 2010

six months) prior to the date on which the loan is returned to accrual status. Sustained historical repayment performance for a reasonable time prior to the restructuring may be taken into account.

In connection with mortgage and consumer loan restructurings, a nonperforming loan will be returned to accruing status when current as to principal and interest and upon a sustained historical repayment performance (generally a minimum of six months).

BB&T’s performing restructured loans increased to $1.7 billion at March 31, 2010, and prior periods were revised to reflect the retrospective application of more definitive regulatory guidance. BB&T has continued its efforts to assist clients in recent quarters by modifying certain performing loans. The majority of BB&T’s commercial lending loan modifications that are considered restructurings involve an extension of the term of the loan without a corresponding adjustment to the risk premium reflected in the interest rate. BB&T does not typically lower the interest rate and rarely forgives principal or interest as part of a commercial loan modification. In addition, BB&T frequently obtains additional collateral or guarantor support when modifying such loans. For commercial loans, performing restructured loans increased to $969 million at March 31, 2010. These loans are typically residential acquisition, development and construction loans where BB&T has extended the maturity of the loan for less than one year without a sufficient corresponding increase in the interest rate, or principal payments have been deferred to assist the borrower. The average rate on modified commercial loans was 4.09% compared to 4.25% earned on the entire commercial portfolio in the first quarter.

The majority of BB&T’s mortgage and consumer loan modifications that are considered restructurings involve a reduction in the interest rate to a below market rate and/or an increase in the term of the loan without a corresponding adjustment to the risk premium reflected in the interest rate. These modifications rarely result in the forgiveness of principal or interest. For mortgage loans, BB&T underwrites the modification to a 31% debt to income ratio. BB&T’s typical mortgage restructuring includes a rate reduction to the conforming rate plus a premium at the time of the modification. The average interest rate of modified mortgage loans for the first quarter was 5.36%, compared to 5.51% for the entire mortgage portfolio.

Substantially all of the loans acquired in the Colonial transaction are covered by loss sharing agreements with the FDIC, whereby the FDIC reimburses BB&T for the majority of the losses incurred. In addition, all of the loans acquired were recorded at fair value as of the acquisition date without regard to the loss sharing agreements. Loans were evaluated and assigned to loan pools based on common risk characteristics. The determination of the fair value of the loans resulted in a significant write-down in the carrying amount of the loans, which was assigned to an accretable or nonaccretable balance, with the accretable balance being recognized as interest income over the remaining term of the loan. In accordance with the acquisition method of accounting, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date and are represented by the nonaccretable balance. The majority of the nonaccretable balance is expected to be received from the FDIC in connection with the loss share agreements and is recorded on the Consolidated Balance Sheets as a separate asset from the covered loans. As a result, all of the loans acquired in the Colonial transaction were considered to be accruing loans as of the acquisition date. In accordance with regulatory reporting standards, covered loans that are contractually past due will continue to be reported as past due and still accruing based on the number of days past due.

Given the significant amount of acquired loans that are past due but still accruing, BB&T believes the inclusion of these loans in certain asset quality ratios including “Loans 30-89 days past due and still accruing as a percentage of total loans and leases,” “Loans 90 days or more past due and still accruing as a percentage of total loans and leases,” “Nonperforming loans and leases as a percentage of total loans and leases” and certain other asset quality ratios that reflect nonperforming assets in the numerator or denominator (or both) results in significant distortion to these ratios. In addition, because charge-offs related to the acquired loans are recorded against the nonaccretable balance, the net charge-off ratio including the acquired loans is lower for portfolios that have significant amounts of acquired loans. The inclusion of these loans in the asset quality ratios described above could result in a lack of comparability across quarters or years, and could negatively impact comparability with other portfolios that were not impacted by acquisition accounting. BB&T believes that the presentation of asset quality measures excluding covered loans and related amounts from both the numerator and denominator provides better perspective into underlying trends related to the quality of its loan portfolio. Accordingly, the asset quality measures in Table 4-2 present asset quality information both on a consolidated basis as well as excluding the covered assets and related amounts.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	First Quarter 2010

Consistent with BB&T’s belief that the presentation of certain asset quality measures excluding the impact of covered loans is more meaningful, certain information reflected in Tables 5-1, 5-2 and 5-3 has been adjusted to exclude the impact of covered loans and foreclosed property. These adjustments have been identified and explained in the footnotes to each table.

The allowance for credit losses, which totaled $2.8 billion and $2.7 billion at March 31, 2010 and December 31, 2009, respectively, consists of the allowance for loan and lease losses, which is presented on the Consolidated Balance Sheets, and the reserve for unfunded lending commitments, which is included in other liabilities on the Consolidated Balance Sheets. The allowance for loan and lease losses amounted to 2.65% of loans and leases held for investment at March 31, 2010 (or 2.84% excluding covered loans), compared to 2.51% (or 2.72% excluding covered loans) at year-end 2009. Included in the allowance for loan and lease losses was $19 million related to acquired loans.

During the first quarter of 2010, BB&T completed its first quarterly reassessment of cash flows on loans acquired in the Colonial transaction. BB&T performs reassessments in the last month of each quarterly period. The reassessment revealed additional impairment on certain loans resulting in $19 million in additional provision for loan and lease losses. The reassessment also resulted in additional accretion on loans of $22 million, which is reflected in interest income. This level of accretion reflects one month’s results based on the timing of the reassessment. The increase results from improving expectations for cash flows. Combined with a $2 million reduction in noninterest income due to the net impact of these changes on the FDIC receivable, the net benefit to earnings was less than $1 million. Approximately 80% of both the additional accretion and impairment is offset through the FDIC receivable.

The following table presents an estimated allocation of the allowance for loan and lease losses at March 31, 2010 and December 31, 2009. This allocation of the allowance for loan and lease losses is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 3

Allocation of Allowance for Loan and Lease Losses by Category

	March 31, 2010		December 31, 2009
	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in millions)
Balances at end of period applicable to:
Commercial loans and leases	$1,543	48.3%	$1,574	48.2%
Sales finance	67	6.4	77	6.1
Revolving credit	120	1.9	127	1.9
Direct retail	314	13.7	297	13.8
Residential mortgage loans	243	15.2	131	14.9
Specialized lending	278	7.2	264	7.4
Covered loans	19	7.3	—	7.7
Unallocated	130	—	130	—

Total	$2,714	100.0%	$2,600	100.0%

Asset quality statistics for the last five calendar quarters are presented in the accompanying tables. During the latter half of 2009, BB&T revised its policy related to the reclassification of mortgage loans from nonaccrual to accrual status. This change in approach resulted in an increase to reported nonperforming loans and leases and nonperforming assets for the fourth quarter of 2009 that totaled approximately $120 million. This change also impacted the ratios that reflect nonperforming loans and leases or nonperforming assets.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	First Quarter 2010

Table 4 – 1

Asset Quality Analysis

	For the Three Months Ended
	3/31/2010	12/31/2009	9/30/2009	6/30/2009	3/31/2009
	(Dollars in millions)
Allowance For Credit Losses
Beginning balance	$2,672	$2,478	$2,145	$1,895	$1,607
Provision for credit losses (excluding covered loans)	556	725	709	701	676
Provision for covered loans	19	—	—	—	—
Charge-offs
Commercial loans and leases	(224)	(238)	(204)	(134)	(144)
Direct retail loans	(86)	(79)	(68)	(134)	(68)
Sales finance loans	(16)	(17)	(14)	(19)	(22)
Revolving credit loans	(31)	(32)	(32)	(33)	(30)
Mortgage loans	(77)	(76)	(77)	(78)	(49)
Specialized lending	(75)	(75)	(73)	(74)	(92)

Total charge-offs	(509)	(517)	(468)	(472)	(405)

Recoveries
Commercial loans and leases	7	9	5	4	3
Direct retail loans	12	7	4	4	4
Sales finance loans	3	2	3	2	2
Revolving credit loans	4	3	3	3	3
Mortgage loans	1	2	2	1	—
Specialized lending	7	6	5	7	5

Total recoveries	34	29	22	21	17

Net charge-offs	(475)	(488)	(446)	(451)	(388)

Other changes, net	(13)	(43)	70	—	—

Ending balance	$2,759	$2,672	$2,478	$2,145	$1,895

Allowance For Credit Losses
Allowance for loan and lease losses (excluding covered loans)	$2,695	$2,600	$2,379	$2,110	$1,869
Allowance for covered loans	19	—	—	—	—
Reserve for unfunded lending commitments	45	72	99	35	26

Total	$2,759	$2,672	$2,478	$2,145	$1,895

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	First Quarter 2010

	For the Three Months Ended
	3/31/2010	12/31/2009	9/30/2009	6/30/2009	3/31/2009
	(Dollars in millions)
Nonperforming Assets (1)
Nonaccrual loans and leases
Commercial loans and leases	$1,788	$1,651	$1,610	$1,252	$1,028
Direct retail loans	219	197	187	144	120
Sales finance loans	5	7	7	6	7
Mortgage loans	813	767	666	595	481
Specialized lending	69	96	103	94	91

Total nonaccrual loans and leases	2,894	2,718	2,573	2,091	1,727

Foreclosed real estate	1,524	1,451	1,326	1,201	958
Other foreclosed property	46	58	53	48	65

Total nonperforming assets (excluding covered assets) (2)	$4,464	$4,227	$3,952	$3,340	$2,750

Performing troubled debt restructurings (“restructurings”) (3)
Commercial loans and leases	$969	$413	$68	$54	$37
Direct retail loans	130	132	116	95	40
Revolving credit loans	58	54	51	47	42
Mortgage loans	557	471	302	206	115
Specialized lending	1	—	—	—	—

Total performing restructurings	$1,715	$1,070	$537	$402	$234

Loans 90 days or more past due and still accruing (4)
Commercial loans and leases	$14	$7	$13	$4	$7
Direct retail loans	67	82	79	87	127
Sales finance loans	27	30	24	22	28
Revolving credit loans	23	25	23	24	25
Mortgage loans	155	158	172	179	180
Specialized lending	10	12	10	13	14
Other acquired loans	6	5	2	—	—

Total loans 90 days past due and still accruing (excluding covered loans) (5)	$302	$319	$323	$329	$381

Loans 30—89 days past due (4)
Commercial loans and leases	$516	$377	$365	$422	$507
Direct retail loans	203	216	205	191	256
Sales finance loans	94	126	127	111	111
Revolving credit loans	30	32	32	29	32
Mortgage loans	555	623	664	681	706
Specialized lending	200	306	298	269	221
Other acquired loans	3	6	1	—	—

Total loans 30—89 days past due (excluding covered loans) (6)	$1,601	$1,686	$1,692	$1,703	$1,833

(1)	Covered and other acquired loans are considered to be performing due to the application of the accretion method. Covered loans that are contractually past due are noted in the footnotes below.
(2)	Excludes foreclosed real estate totaling $181 million, $160 million and $151 million at March 31, 2010, December 31, 2009 and September 30, 2009, respectively, that are covered by FDIC loss sharing agreements.
(3)	Excludes restructurings that are nonperforming totaling $333 million, $248 million, $108 million, $49 million and $19 million at March 31, 2010, December 31, 2009, September 30, 2009, June 30, 2009 and March 31, 2009, respectively. Amounts are included in total nonperforming assets. Prior period amounts have been revised to reflect the retrospective application of more definitive regulatory guidance.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	First Quarter 2010

(4)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase.
(5)	Excludes loans past due 90 days or more that are covered by FDIC loss sharing agreements totaling $1.4 billion at March 31, 2010 and December 31, 2009 and $945 million at September 30, 2009.
(6)	Excludes loans totaling $356 million, $391 million and $564 million past due 30-89 days at March 31, 2010, December 31, 2009 and September 30, 2009, respectively, that are covered by FDIC loss sharing agreements.

Table 4 – 2

Asset Quality Ratios

	For the Three Months Ended
	3/31/2010		12/31/2009		9/30/2009		6/30/2009		3/31/2009
Asset Quality Ratios (including amounts related to covered loans and foreclosed property)
Loans 30—89 days past due and still accruing as a percentage of total loans and leases (1)	1.87%		1.96%		2.11%		1.70%		1.83%
Loans 90 days or more past due and still accruing as a percentage of total loans and leases (1)	1.66		1.61		1.18		.33		.38
Nonperforming loans and leases as a percentage of total loans and leases	2.77		2.56		2.40		2.08		1.72
Nonperforming assets as a percentage of:
Total assets	2.84		2.65		2.48		2.19		1.92
Loans and leases plus foreclosed property	4.38		4.07		3.78		3.29		2.72
Net charge-offs as a percentage of average loans and leases	1.84		1.83		1.71		1.81		1.58
Allowance for loan and lease losses as a percentage of loans and leases held for investment	2.65		2.51		2.29		2.19		1.94
Ratio of allowance for loan and lease losses to:
Net charge-offs	1.41	x	1.34	x	1.35	x	1.17	x	1.19	x
Nonperforming loans and leases	.94		.96		.92		1.01		1.08

Asset Quality Ratios (excluding amounts related to covered loans and foreclosed property) (2)
Loans 30—89 days past due and still accruing as a percentage of total loans and leases (1)	1.65%		1.72%		1.71%		1.70%		1.83%
Loans 90 days or more past due and still accruing as a percentage of total loans and leases (1)	.31		.32		.33		.33		.38
Nonperforming loans and leases as a percentage of total loans and leases	2.99		2.77		2.61		2.08		1.72
Nonperforming assets as a percentage of:
Total assets	2.86		2.68		2.52		2.19		1.92
Loans and leases plus foreclosed property	4.53		4.24		3.95		3.29		2.72
Net charge-offs as a percentage of average loans and leases	1.99		1.98		1.79		1.81		1.58
Allowance for loan and lease losses as a percentage of loans and leases held for investment	2.84		2.72		2.49		2.19		1.94
Ratio of allowance for loan and lease losses to:
Net charge-offs	1.40	x	1.34	x	1.35	x	1.17	x	1.19	x
Nonperforming loans and leases	.93		.96		.92		1.01		1.08

Applicable ratios are annualized.

(1)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase.
(2)	These asset quality ratios have been adjusted to remove the impact of covered loans and foreclosed property. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios. Management believes the inclusion of acquired loans in certain asset quality ratios that include nonperforming assets, past due loans or net charge-offs in the numerator or denominator results in distortion of these ratios and they may not be comparable to other periods presented or to other portfolios that were not impacted by purchase accounting.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	First Quarter 2010

The following tables provide further details regarding BB&T’s commercial real estate lending, residential mortgage and consumer real estate portfolios as of March 31, 2010.

Table 5 – 1

Real Estate Lending Portfolio Credit Quality and Geographic Distribution

Commercial Real Estate Loan Portfolio (1)

	As of / For the Period Ended March 31, 2010
Residential Acquisition, Development, and Construction Loans (ADC)	Builder / Construction	Land /Land Development	Condos / Townhomes	Total ADC
	(Dollars in millions, except average loan and average client size)
Total loans outstanding	$1,510	$3,507	$316	$5,333

Average loan size (in thousands)	245	575	1,332	427
Average client size (in thousands)	594	1,022	2,562	876

Nonaccrual loans and leases as a percentage of category	16.44%	16.79%	12.15%	16.41%
Gross charge-offs as a percentage of category	5.22	9.22	4.90	7.82

	As of / For the Period Ended March 31, 2010
Residential Acquisition, Development, and Construction Loans (ADC) by State of Origination	Total Outstandings	Percentage of Total	Nonaccrual as a Percentage of Outstandings	Gross Charge- Offs as a Percentage of Outstandings
North Carolina	$2,192	41.1%	10.29%	4.02%
Virginia	864	16.2	8.91	2.86
Georgia	628	11.8	32.90	20.59
South Carolina	514	9.6	20.57	3.00
Florida	374	7.0	32.10	22.56
Washington, D.C.	191	3.6	25.39	10.40
Tennessee	160	3.0	14.90	13.83
Kentucky	137	2.6	11.86	2.06
West Virginia	120	2.2	26.71	9.37
Maryland	78	1.5	4.45	—
Alabama	75	1.4	21.77	5.88

Total	$5,333	100.0%	16.41	7.82

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	First Quarter 2010

	As of / For the Period Ended March 31, 2010
Other Commercial Real Estate Loans (2)	Commercial Construction	Commercial Land/ Development	Permanent Income Producing Properties	Total Other Commercial Real Estate
	(Dollars in millions, except average loan and average client size)
Total loans outstanding	$1,113	$1,918	$9,514	$12,545

Average loan size (in thousands)	1,080	717	506	557
Average client size (in thousands)	1,577	854	764	812

Nonaccrual loans and leases as a percentage of category	1.91%	7.97%	2.51%	3.29%
Gross charge-offs as a percentage of category	1.24	6.22	.82	1.74

	As of / For the Period Ended March 31, 2010
Other Commercial Real Estate Loans by State of Origination (2)	Total Outstandings	Percentage of Total	Nonaccrual as a Percentage of Outstandings	Gross Charge- Offs as a Percentage of Outstandings
North Carolina	$3,833	30.6%	2.66%	1.37%
Georgia	2,126	16.9	4.09	1.75
Virginia	1,955	15.6	.93	.44
South Carolina	976	7.8	3.41	1.39
Florida	902	7.2	10.40	6.37
Washington, D.C.	749	6.0	2.43	.19
Maryland	542	4.3	.41	—
West Virginia	467	3.7	2.65	1.31
Kentucky	444	3.5	3.43	1.32
Tennessee	391	3.1	6.53	6.74
Other	160	1.3	3.49	4.82

Total	$12,545	100.0%	3.29	1.74

Applicable ratios are annualized.

(1)	Commercial real estate loans (CRE) are defined as loans to finance non-owner occupied real property where the primary repayment source is the sale or rental/lease of the real property. Definition is based on internal classification. Excludes covered loans and in process items.
(2)	Commercial & Industrial (C&I) loans secured by real property are excluded.

The residential acquisition, development and construction (“ADC”) loan portfolio totaled $5.3 billion at March 31, 2010, a decrease of $428 million from December 31, 2009. Nonaccrual ADC loans were $875 million at March 31, 2010, an increase of $90 million, compared to $785 million at December 31, 2009. As a percentage of loans, ADC nonaccruals were 16.41% at March 31, 2010, compared to 13.63% at December 31, 2009. The allowance for loan and lease losses that is assigned to the ADC portfolio was 13.3% as of March 31, 2010, compared to 14.1% as of year-end 2009. The gross charge-off rate for the ADC portfolio, on an annualized basis, was 7.82% for the first quarter of 2010, compared to 7.40% for the fourth quarter of 2009 and 5.71% for the full–year 2009. The other component of the commercial real estate portfolio, which is largely office buildings, hotels, warehouses, apartments, rental houses, and shopping centers, totaled $12.5 billion at March 31, 2010. As a percentage of loans, other commercial real estate nonaccruals were 3.29% at March 31, 2010, compared with 2.70% at December 31, 2009. The gross charge-off rate for the other commercial real estate portfolio, on an annualized basis, was 1.74% for the first quarter of 2010, up from 1.21% for the fourth quarter of 2009 and .76% for the full year 2009.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	First Quarter 2010

Table 5 – 2

Real Estate Lending Portfolio Credit Quality and Geographic Distribution

Residential Mortgage Portfolio (1)

	As of / For the Period Ended March 31, 2010
Residential Mortgage Loans	Prime	ALT-A	Construction/ Permanent	Subprime (2)	Total
	(Dollars in millions, except average loan size)
Total loans outstanding	$11,950	$2,586	$682	$566	$15,784

Average loan size (in thousands)	199	323	328	66	201
Average refreshed credit score (3)	714	694	711	571	705

Percentage that are first mortgages	100%	100%	99%	83%	99%
Average loan to value at origination	76	67	74	73	75

Nonaccrual loans and leases as a percentage of category	3.59	9.82	10.09	12.28	5.20
Gross charge-offs as a percentage of category	1.41	3.09	6.03	5.18	2.04

	As of / For the Period Ended March 31, 2010
Residential Mortgage Loans by State	Total Residential Mortgages Outstanding	Percentage of Total	Nonaccrual as a Percentage of Outstandings	Gross Charge- Offs as a Percentage of Outstandings
	(Dollars in millions)
North Carolina	$3,849	24.4%	3.19%	.68%
Virginia	3,004	19.0	3.73	.87
Florida	2,324	14.7	10.90	6.56
Maryland	1,611	10.2	4.61	.96
Georgia	1,514	9.6	6.36	2.57
South Carolina	1,464	9.3	5.15	2.35
Kentucky	364	2.3	1.79	.34
West Virginia	331	2.1	2.31	.14
Tennessee	259	1.6	4.15	1.31
Washington, D.C.	189	1.2	2.60	.28
Alabama	157	1.0	6.17	1.89
Other	718	4.6	6.58	2.72

Total	$15,784	100.0%	5.20	2.04

Applicable ratios are annualized.

(1)	Excludes mortgage loans held for sale, covered loans, mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase and in process items.
(2)	Includes $358 million in loans originated by Lendmark Financial Services, which are disclosed as a part of the specialized lending category.
(3)	Weighted based on outstanding balance.

The residential mortgage loan portfolio, as presented in Table 5-2, totaled $15.8 billion as of March 31, 2010, a slight increase from December 31, 2009. As a percentage of loans, residential mortgage loan nonaccruals were 5.20% at March 31, 2010, compared with 4.94% at December 31, 2009. The gross charge-off rate for the residential mortgage loan portfolio, on an annualized basis, was 2.04% for the first quarter of 2010, compared to 2.00% for the fourth quarter of 2009 and 1.79% for the full–year 2009.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	First Quarter 2010

Table 5-3

Real Estate Lending Portfolio Credit Quality and Geographic Distribution

Direct Retail 1-4 Family and Lot/Land Real Estate Portfolio (1)

	As of / For the Period Ended March 31, 2010
Direct Retail 1-4 Family and Lot/Land Real Estate Loans and Lines	Residential Lot/Land Loans	Home Equity Loans	Home Equity Lines	Total
	(Dollars in millions, except average loan size)
Total loans outstanding	$1,635	$5,886	$5,616	$13,137

Average loan size (in thousands) (2)	64	43	36	41
Average refreshed credit score (3)	720	719	760	743

Percentage that are first mortgages	100%	74%	27%	57%
Average loan to value at origination	80	64	65	66

Nonaccrual loans and leases as a percentage of category	6.70	1.35	.45	1.63
Gross charge-offs as a percentage of category	7.13	1.65	1.61	2.33

	As of / For the Period Ended March 31, 2010
Direct Retail 1-4 Family and Lot/Land Real Estate Loans and Lines By State of Origination	Total Direct Retail 1-4 Family and Lot/Land Real Estate Loans and Lines Outstanding	Percentage of Total	Nonaccrual as a Percentage of Outstandings	Gross Charge- Offs as a Percentage of Outstandings
	(Dollars in millions)
North Carolina	$4,537	34.5%	1.79%	2.07%
Virginia	2,950	22.5	.82	1.41
South Carolina	1,273	9.7	2.39	2.20
Georgia	1,067	8.1	2.35	4.16
Maryland	819	6.2	.98	2.71
West Virginia	797	6.1	1.31	.90
Florida	656	5.0	2.59	5.94
Kentucky	566	4.3	1.37	.97
Tennessee	366	2.8	2.23	5.13
Washington, D.C.	85	.6	1.22	6.26
Other	21	.2	1.86	.43

Total	$13,137	100.0%	1.63	2.33

Applicable	ratios are annualized.
(1)	Direct retail 1-4 family and lot/land real estate loans are originated through the BB&T branching network. Excludes covered loans and in process items.
(2)	Home equity lines without an outstanding balance are excluded from this calculation.
(3)	Based on number of accounts.

The direct retail consumer real estate loan portfolio, as presented in Table 5-3, totaled $13.1 billion as of March 31, 2010, a decrease of $226 million from December 31, 2009. This portfolio is comprised of residential lot/land loans, home equity loans and home equity lines, which are primarily originated through the branch network. As a percentage of loans, direct retail consumer real estate nonaccruals were 1.63% at March 31, 2010, compared to 1.44% at December 31, 2009. The gross charge-off rate for the direct retail consumer real estate loan portfolio, on an annualized basis, was 2.33% for the first quarter of 2010, compared to 2.01% for the fourth quarter of 2009 and 2.19% for the full—year 2009. The allowance for the residential lot/land portfolio was 9.3% as of March 31, 2010 compared to 8.1% at December 31, 2009.

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated net income for the first quarter of 2010 totaled $194 million, a decrease of $124 million, or 39.0%, compared to $318 million earned during the first quarter of 2009. Net income available to common shareholders totaled $188

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	First Quarter 2010

million, which generated diluted earnings per common share of $.27 in the first quarter. Net income available to common shareholders for the same period of 2009 totaled $271 million, which generated diluted earnings per common share of $.48. BB&T’s results of operations for the first quarter of 2010 produced an annualized return on average assets of .48% and an annualized return on average common shareholders’ equity of 4.59%, compared to prior year ratios of .86% and 8.29%, respectively.

The following table sets forth selected financial ratios for the last five calendar quarters.

Table 6

Annualized

Profitability Measures

	2010	2009
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Rate of return on:
Average assets	.48%	.47%	.40%	.56%	.86%
Average common shareholders’ equity	4.59	4.52	3.90	3.43	8.29
Net interest margin (taxable equivalent)	3.88	3.80	3.68	3.56	3.57

Net Interest Income and Net Interest Margin

Net interest income on an FTE basis was $1.3 billion for the first quarter of 2010 compared to $1.2 billion for the same period in 2009, an increase of $173 million, or 14.7%. For the quarter ended March 31, 2010, average earning assets increased $7.8 billion, or 5.9%, compared to the same period of 2009, while average interest-bearing liabilities increased $9.6 billion, or 8.4%, and the net interest margin increased from 3.57% in the first quarter of 2009 to 3.88% in the current quarter. The improvement in net interest income and the net interest margin is due to the higher yield assets acquired in the Colonial transaction and lower funding costs. As previously discussed, due to the reassessment of the acquired loans, the yield on the covered loans improved in the first quarter of 2010 compared to the fourth quarter. Approximately 80% of the additional accretion recognized from the reassessment is offset by lower noninterest income due to the provisions of the FDIC loss sharing agreements. Management expects the net interest margin to continue to improve due to higher accretion on the covered loans, wider spreads on new loans and lower deposit costs.

The following tables set forth the major components of net interest income and the related annualized yields and rates for the first three months of 2010 compared to the same period in 2009, as well as the variances between the periods caused by changes in interest rates versus changes in volumes. Changes attributable to the mix of assets and liabilities have been allocated proportionally between the changes due to rate and the changes due to volume.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	First Quarter 2010

Table 7

FTE Net Interest Income and Rate / Volume Analysis

For the Three Months Ended March 31, 2010 and 2009

	Average Balances		Annualized Yield /Rate		Income/Expense		Increase (Decrease)	Change due to
	2010	2009	2010	2009	2010	2009		Rate	Volume
	(Dollars in millions)
Assets
Securities, at amortized cost (1):
U.S. government-sponsored entities (GSE)	$1,636	$1,080	3.61%	4.31%	$15	$12	$3	$(2)	$5
Mortgage-backed securities issued by GSE	26,558	25,137	3.82	4.69	254	295	(41)	(56)	15
States and political subdivisions	2,107	2,282	5.38	5.94	28	34	(6)	(3)	(3)
Non-agency mortgage-backed securities	1,311	1,543	5.80	5.83	19	22	(3)	—	(3)
Other securities	202	458	2.13	4.69	1	5	(4)	(2)	(2)
Covered securities	1,175	—	11.60	—	34	—	34	—	34

Total securities	32,989	30,500	4.26	4.83	351	368	(17)	(63)	46
Other earning assets (2)	2,681	2,107.53		.95	3	5	(2)	(3)	1
Loans and leases, net of unearned income (1)(3)(4):
Commercial loans and leases	49,380	50,630	4.25	4.09	518	511	7	20	(13)
Direct retail loans	14,165	15,263	5.34	5.62	187	212	(25)	(10)	(15)
Sales finance loans	6,406	6,342	6.31	6.48	100	101	(1)	(3)	2
Revolving credit loans	1,991	1,767	9.04	9.89	44	43	1	(4)	5
Mortgage loans	15,459	16,759	5.51	5.88	213	246	(33)	(15)	(18)
Specialized lending	7,479	6,490	11.40	12.00	211	193	18	(10)	28
Other acquired loans	108	—	12.49	—	3	—	3	—	3

Total loans and leases held for investment (excluding covered loans)	94,988	97,251	5.43	5.43	1,276	1,306	(30)	(22)	(8)
Covered loans	7,642	—	8.61	—	162	—	162	—	162

Total loans and leases held for investment	102,630	97,251	5.67	5.43	1,438	1,306	132	(22)	154
Loans held for sale	1,838	2,473	4.68	4.77	21	30	(9)	(2)	(7)

Total loans and leases	104,468	99,724	5.65	5.41	1,459	1,336	123	(24)	147
Total earning assets	140,138	132,331	5.22	5.21	1,813	1,709	104	(90)	194

Non-earning assets	23,669	17,545

Total assets	$163,807	$149,876

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$3,745	$2,461.36		.35	3	2	1	—	1
Other client deposits	51,712	40,701.70		.97	90	97	(7)	(31)	24
Client certificates of deposit	30,833	27,143	2.00	3.13	152	209	(57)	(83)	26
Other interest-bearing deposits	6,277	9,801.93		1.55	14	38	(24)	(12)	(12)

Total interest-bearing deposits	92,567	80,106	1.14	1.75	259	346	(87)	(126)	39
Federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds (1)	10,207	16,804.23		.59	6	24	(18)	(11)	(7)
Long-term debt	21,221	17,436	3.82	3.81	201	165	36	—	36

Total interest-bearing liabilities	123,995	114,346	1.52	1.90	466	535	(69)	(137)	68

Noninterest-bearing deposits	18,464	13,828
Other liabilities	4,721	5,296
Shareholders’ equity	16,627	16,406

Total liabilities and shareholders’ equity	$163,807	$149,876

Average interest rate spread			3.70	3.31
Net interest margin/ net interest income			3.88%	3.57%	$1,347	$1,174	$173	$47	$126

Taxable equivalent adjustment					$33	$28

(1)	Yields are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, trading securities, FHLB stock and other earning assets.
(3)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4)	Nonaccrual loans have been included in the average balances.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	First Quarter 2010

Provision for Credit Losses

The provision for credit losses totaled $575 million for the first quarter of 2010 (including $19 million for covered loans), compared to $676 million for the first quarter of 2009. The provision for credit losses declined due to the improving consumer credit outlook but still exceeded charge-offs by $100 million. Nonperforming assets have continued to rise due to the weak economy but the rate of increase slowed for the fourth consecutive quarter, to 5.6% compared to December 31, 2009.

Net charge-offs were 1.84% of average loans and leases on an annualized basis (or 1.99% excluding covered loans) for the first quarter of 2010 compared to 1.58% of average loans and leases for the same period in 2009. The allowance for loan and lease losses was 2.65% of loans and leases held for investment (or 2.84% excluding covered loans) and was .94x total nonperforming loans and leases (or .93x excluding covered loans) at March 31, 2010, compared with 1.08x at March 31, 2009.

Noninterest Income

BB&T emphasizes growing its fee-based businesses to lessen dependence on traditional spread-based interest income. Fee-based businesses are a relatively stable revenue source during periods of changing interest rates. Noninterest income for the three months ended March 31, 2010 totaled $844 million, compared to $1.0 billion for the same period in 2009, a decrease of $187 million, or 18.1%. The decline in noninterest income was driven by lower net securities gains and lower production from BB&T’s mortgage banking operations.

Mortgage banking income totaled $89 million in the first quarter of 2010, a decrease of $99 million or 52.7% compared to $188 million earned in the first quarter of 2009. This decrease includes an $85 million decline in residential mortgage production income due to a substantial slowdown in refinance activity, as well as a decrease of $24 million due to the mortgage servicing rights valuation. The mortgage servicing rights valuation reflects the net impact of changes in the fair value of BB&T’s residential mortgage servicing rights portfolio, and related derivative’s hedging strategy.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	First Quarter 2010

The following table provides a breakdown of the various components of mortgage banking income and other statistical information for the first quarters of 2010 and 2009:

Table 8

Mortgage Banking Income and Related Statistical Information

	For the Three Months Ended March 31,
Mortgage Banking Income	2010	2009
	(Dollars in millions)
Residential Mortgage Banking:
Residential mortgage production income	$51	$136
Residential Mortgage Servicing:
Residential mortgage servicing fees	57	41
Residential mortgage servicing rights increase (decrease) in fair value due to change in valuation inputs or assumptions	5	(46)
Mortgage servicing rights hedging (losses) gains	(1)	74

Net	4	28
Realization of expected residential mortgage servicing rights cash flows	(31)	(32)

Total residential mortgage servicing income	30	37

Total residential mortgage banking income	81	173

Commercial Mortgage Banking:
Commercial mortgage banking revenues	12	19
Amortization of commercial mortgage servicing rights	(4)	(4)

Total commercial mortgage banking income	8	15

Total mortgage banking income	$89	$188

	As of / For the Three Months Ended March 31,
Mortgage Banking Statistical Information	2010	2009
	(Dollars in millions)
Residential mortgage originations	$4,791	$7,414
Residential mortgage loans serviced for others	57,142	42,429
Residential mortgage loan sales	4,458	5,246

Commercial mortgage originations	268	700
Commercial mortgage loans serviced for others	24,455	24,039

Insurance commissions, which are BB&T’s largest source of noninterest income, totaled $253 million for the first quarter of 2010, which was flat compared to the same three-month period of 2009. This reflected the continued softness in the industry’s pricing for insurance premiums.

Service charges on deposit accounts totaled $164 million in the first quarter of 2010, an increase of 5.1% compared to the same quarter of 2009. The increase in service charges was primarily due to additional revenue generated by the former Colonial customers. Service charge revenue is expected to decrease due to changes in deposit service fees and regulatory reforms.

Checkcard fees and other nondeposit fees and commissions increased 24.5% and 22.6%, respectively, compared to the first quarter of 2009. The increase in checkcard fees was primarily due to increased usage by new and existing clients. The growth in nondeposit fees and commissions was primarily the result of issuing more letters of credit and other commercial loan servicing fees. Trust and investment advisory revenue increased 18.8% due to improved market conditions.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	First Quarter 2010

Other noninterest income totaled $27 million during the first quarter of 2010, compared with $11 million for the same period of 2009. Other income increased $13 million as a result of market-related increases in trading assets for post-employment benefits that are offset by a similar increase in personnel expense. In addition, other noninterest income increased $5 million due to accretion on the FDIC loss share asset.

Securities losses, net of gains and including other-than-temporary impairment charges, totaled $3 million for the first quarter compared to $150 million in net securities gains during the first quarter of 2009. During the first three months of 2010, BB&T realized net securities gains of $3 million and recorded $6 million in other-than-temporary impairment losses related to certain non-agency mortgage-backed securities that had evidence of credit losses. During the first quarter of 2009, BB&T sold $12.0 billion of securities available for sale and realized $186 million in net securities gains and recorded $36 million in other-than-temporary impairment charges. The sales in the first quarter of 2009 allowed BB&T to take advantage of an opportunity to shorten the duration of its securities portfolio and realize gains in certain mortgage-backed securities issued by U.S. government-sponsored entities. While these mortgage-backed securities had higher yields, they had a longer duration and government efforts to drive down mortgage rates increased the risk of early prepayment. The majority of the proceeds from these sales were reinvested in similar securities with shorter durations early in the second quarter of 2009.

Noninterest Expense

Noninterest expenses totaled $1.3 billion for the first quarter of 2010, compared to $1.1 billion for the same period a year ago, an increase of $272 million, or 25.4%.

Personnel expense, the largest component of noninterest expense, was $646 million for the current quarter compared to $600 million for the same period in 2009, an increase of $46 million, or 7.7%. This increase was primarily attributable to a $41 million increase in salaries and wages resulting from acquisitions, and an increase related to other post-employment benefits expense of $12 million. In addition, pension expense was lower by $14 million in the first quarter of 2010 compared to the same period of 2009. The decrease in pension expense was primarily related to changes in actuarial calculations and improvements in asset values.

Foreclosed property expenses for the three months ended March 31, 2010 totaled $178 million compared to $36 million for the first quarter of 2009. The increase in 2010 was largely due to rising maintenance costs, valuation adjustments and sales of foreclosed property. BB&T’s inventory of foreclosed property has increased $566 million since March 31, 2009 as a result of the challenging economic environment.

Maintenance cost on foreclosed properties increased by $26 million in 2010 compared to 2009, while valuation adjustments and losses from sales of properties increased by $116 million compared to the same period in 2009.

Occupancy and equipment expense for the three months ended March 31, 2010 totaled $138 million, compared to $129 million for the first quarter of 2009, representing an increase of $9 million, or 7.0%. The increase in 2010 compared to the corresponding period of 2009 was primarily related to additional rent in connection with the Colonial transaction and higher amortization expense for certain leasehold improvements. These increases were offset by an adjustment of $16 million pretax related to a change in estimated occupancy expense associated with properties acquired from the FDIC in the Colonial transaction.

Other noninterest expenses, including professional services, regulatory charges, loan processing expenses, amortization of intangibles and merger-related and restructuring charges, totaled $379 million for the current quarter, an increase of $75 million, or 24.7%, compared to the same period of 2009. The increase was primarily attributable to higher costs as a result of the Colonial transaction, as well as increases of $19 million in professional services expense and $12 million in additional FDIC insurance expense. In addition, BB&T reversed approximately $11 million of a contingency reserve accrual in the first quarter of 2010 which partially offset these increases.

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

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	First Quarter 2010

restructuring charges or credits, which include expenses necessary to convert and combine the acquired branches and operations of merged companies, direct media advertising related to the acquisitions, asset and supply inventory write-offs, investment banking advisory fees, and other similar charges. Merger-related and restructuring charges during the first quarters of 2010 and 2009 were $17 million and $12 million, respectively. The increase in merger-related and restructuring charges was largely a result of the Colonial transaction.

At March 31, 2010 and December 31, 2009, there were $14 million and $15 million, respectively, of merger-related and restructuring accruals. Merger-related and restructuring accruals are established when the costs are incurred or once all requirements for a plan to dispose of certain business functions have been approved by management. In general, a major portion of accrued costs are utilized in conjunction with or immediately following the systems conversion, when most of the duplicate positions are eliminated and the terminated employees begin to receive severance. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger and restructuring accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at March 31, 2010 are expected to be utilized during 2010, unless they relate to specific contracts that expire in later years.

BB&T currently estimates that total merger-related and restructuring charges for the Colonial transaction will be approximately $140 million, of which $44 million has been expensed through March 31, 2010. The majority of the remaining estimated charges will be incurred during the second quarter of 2010 in connection with the completion of the remaining systems conversions.

Provision for Income Taxes

The provision for income taxes was $48 million for the first quarter of 2010, a decrease of $66 million compared to the same period of 2009, primarily due to lower pretax income. BB&T’s effective income tax rates for the first three months of 2010 and 2009 were 19.8% and 26.4%, respectively. The lower effective tax rate is primarily the result of an increase in tax credits as well as a relatively equal level of tax-exempt income on a lower level of pre-tax income.

BB&T has extended credit to and invested in the obligations of states and municipalities and their agencies, and has made other investments and loans that produce tax-exempt income. The income generated from these investments, together with certain other transactions that have favorable tax treatment, have reduced BB&T’s overall effective tax rate from the statutory rate in 2010 and 2009.

BB&T continually monitors and evaluates the potential impact of current events and circumstances on the estimates and assumptions used in the analysis of its income tax positions and, accordingly, BB&T’s effective tax rate may fluctuate in the future. On a periodic basis, BB&T evaluates its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate. This evaluation takes into consideration the status of current taxing authorities’ examinations of BB&T’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment in relation to tax-advantaged transactions. Accordingly, the results of these examinations may alter the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. In February 2010, BB&T received a statutory notice of deficiency from the IRS for tax years 2002-2007 asserting a liability for taxes, penalties and interest of approximately $892 million related to foreign tax credits and other deductions claimed by a deconsolidated subsidiary in connection with a financing transaction. Management has consulted with outside counsel and continues to believe that BB&T’s treatment of this transaction was in compliance with applicable tax laws and regulations. Consequently, BB&T paid the disputed tax, penalties and interest in the first quarter of 2010 and filed a lawsuit seeking a refund in the U.S. Court of Federal Claims. Management believes the Company’s current reserves for this matter are adequate, although the final outcome is uncertain. Final resolution of this matter is not expected to occur within the next twelve months. Various years remain subject to examination by state taxing authorities.

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

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	First Quarter 2010

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

Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties, and are not a measure of financial risk. As of March 31, 2010, BB&T had derivative financial instruments outstanding with notional amounts totaling $64.6 billion. The estimated net fair value of open contracts was $307 million at March 31, 2010.

See Note 15 “Derivative Financial Instruments” in the “Notes to Consolidated Financial Statements” herein for additional disclosures.

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

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	First Quarter 2010

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

Table 9 – 1

Interest Sensitivity Simulation Analysis

Interest Rate Scenario			Annualized Hypothetical Percentage Change in
Linear Change in Prime Rate	Prime Rate
			Net Interest Income
	March 31,		March 31,
	2010	2009	2010	2009
2.00%	5.25%	5.25%	1.79%	(.96)%
1.00	4.25	4.25	.47	(.99)
No Change	3.25	3.25	—	—
(0.25)	3.00	3.00	.43	.29

The Market Risk and Liquidity Committee has established parameters measuring interest sensitivity that prescribe a maximum negative impact on net interest income of 2% for the next 12 months for a linear change of 100 basis points over four months followed by a flat interest rate scenario for the remaining eight month period, and a maximum negative impact of 4% for a linear change of 200 basis points over eight months followed by a flat interest rate scenario for the remaining four month period. In the event that the results of the Simulation model fall outside the established parameters, management will make recommendations to the Market Risk and Liquidity Committee on the most appropriate response given the current economic forecast. Management only modeled a negative 25 basis point decline for the periods presented because larger declines would have resulted in a Federal funds rate of less than zero.

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

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	First Quarter 2010

Table 9 – 2

Economic Value of Equity (“EVE”) Simulation Analysis

	EVE/Assets		Hypothetical Percentage Change in EVE
Change in Rates	March 31,		March 31,
	2010	2009	2010	2009
2.00%	7.7%	9.1%	6.7%	9.7%
1.00	7.4	8.8	3.6	6.1
No Change	7.2	8.3	—	—
(0.25)	7.1	8.1	(1.1)	(2.1)

Contractual Obligations, Commitments, Contingent Liabilities, Off-Balance Sheet Arrangements and Related Party Transactions

BB&T uses a variety of financial instruments to meet the financial needs of its clients and reduce exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, options written, standby letters of credit and other financial guarantees, interest-rate caps, floors and collars, interest-rate swaps, swaptions, when-issued securities and forward and futures contracts. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2009 for discussion with respect to BB&T’s quantitative and qualitative disclosures about its fixed and determinable contractual obligations. Additional disclosures about BB&T’s contractual obligations, commitments and derivative financial instruments are included in Note 13 “Commitments and Contingencies” and Note 14 “Fair Value Disclosures” in the “Notes to the Consolidated Financial Statements.” Other items disclosed in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2009 have not materially changed since that report was filed.

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

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	First Quarter 2010

federal bank regulatory pronouncements. As of March 31, 2010, federal bank regulators did not prescribe measures of tangible capital and, therefore, these measures were considered non-GAAP. BB&T uses the Tier 1 common equity definition used in the SCAP assessment to calculate measures of tangible capital and Tier 1 common capital. BB&T’s management uses these measures to assess the quality of capital and believes that investors may find them useful in their analysis of the Corporation. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies. Please refer to the section titled “Capital” in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional information with regard to BB&T’s capital requirements.

BB&T’s regulatory and tangible capital ratios for the last five calendar quarters are set forth in the following table. The decline in regulatory capital ratios between the first and second quarter of 2009, was the result of the repayment of the preferred stock investment by the U.S. Treasury, partially offset by a $1.7 billion common stock issuance that was completed in May 2009. BB&T issued an additional $963 million of common stock in August 2009 in connection with the Colonial transaction. The $2.6 billion of additional common stock improved BB&T’s Tier 1 common equity capital ratios.

Table 10

Capital Ratios (1)

	2010	2009
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
		(Dollars in millions, shares in thousands)
Risk-based:
Tier 1	11.7%	11.5%	11.1%	10.6%	12.1%
Total	15.9	15.8	15.6	15.2	17.1
Leverage capital	8.7	8.5	8.5	8.5	9.4

Non-GAAP capital measures (2)
Tangible common equity as a percentage of tangible assets	6.4	6.2	6.1	6.5	5.6
Tier 1 common equity as a percentage of risk-weighted assets	8.7	8.5	8.4	8.4	7.0

Calculations of Tier 1 common equity and tangible assets and related measures:
Tier 1 equity	$13,657	$13,456	$12,851	$12,132	$13,494
Less:
Preferred stock	—	—	—	—	3,085
Qualifying restricted core capital elements	3,508	3,497	3,157	2,578	2,601

Tier 1 common equity	$10,149	$9,959	$9,694	$9,554	$7,808

Total assets	$163,700	$165,764	$165,328	$152,398	$143,425
Less:
Intangible assets, net of deferred taxes	6,519	6,553	6,695	5,851	5,868
Plus:
Pre-tax regulatory adjustments for accumulated OCI	493	806	712	1,315	1,165

Tangible assets	$157,674	$160,017	$159,345	$147,862	$138,722

Total risk-weighted assets (3)	$117,088	$117,167	$115,608	$114,173	$111,620
Tangible common equity as a percentage of tangible assets	6.4%	6.2%	6.1%	6.5%	5.6%
Tier 1 common equity as a percentage of risk-weighted assets	8.7	8.5	8.4	8.4	7.0

Tier 1 common equity	$10,149	$9,959	$9,694	$9,554	$7,808
Outstanding shares at end of period	691,869	689,750	687,446	648,068	560,563
Tangible book value per common share	$14.67	$14.44	$14.10	$14.74	$13.93

(1)	Current quarter regulatory capital information is preliminary.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	First Quarter 2010

(2)	Tangible common equity and Tier 1 common equity ratios are non-GAAP measures. BB&T uses the Tier 1 common equity definition used in the SCAP assessment to calculate these ratios. BB&T’s management uses these measures to assess the quality of capital and believes that investors may find them useful in their analysis of the Corporation. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies.
(3)	Risk-weighted assets are determined based on regulatory capital requirements. Under the regulatory framework for determining risk-weighted assets each asset class is assigned a risk-weighting of 0%, 20%, 50% or 100% based on the underlying risk of the specific asset class. In addition, off balance sheet exposures are first converted to a balance sheet equivalent amount and subsequently assigned to one of the four risk-weightings.

Share Repurchase Activity

BB&T has periodically repurchased shares of its own common stock. In accordance with North Carolina law, repurchased shares cannot be held as treasury stock, but revert to the status of authorized and unissued shares upon repurchase.

On June 27, 2006, BB&T’s Board of Directors granted authority under a plan (the “2006 Plan”) for the repurchase of up to 50 million shares of BB&T’s common stock as needed for general corporate purposes. The 2006 Plan also authorizes the repurchase of the remaining shares from the previous authorization. The 2006 Plan remains in effect until all the authorized shares are repurchased unless modified by the Board of Directors. No shares were repurchased in connection with the 2006 Plan during the first quarter of 2010.

Table 11

Share Repurchase Activity

	2010
	Total Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Shares Purchased Pursuant to Publicly-Announced Plan	Maximum Remaining Number of Shares Available for Repurchase Pursuant to Publicly-Announced Plan
	(Shares in Thousands)
January 1-31	12	$26.18	—	44,139
February 1-28	17	28.04	—	44,139
March 1-31	5	29.04	—	44,139

Total	34	$27.54	—	44,139

(1)	Repurchases reflect shares exchanged or surrendered in connection with the exercise of equity-based awards under BB&T’s equity-based compensation plans.
(2)	Excludes commissions.

LIQUIDITY

Liquidity represents BB&T’s continuing ability to meet funding needs, including deposit withdrawals, timely repayment of borrowings and other liabilities, and funding of loan commitments. In addition to the level of liquid assets, such as trading securities and securities available for sale, many other factors affect BB&T’s ability to meet liquidity needs, including access to a variety of funding sources, maintaining borrowing capacity in national money markets, growing core deposits, the repayment of loans and the ability to securitize or package loans for sale. The ability to raise funding at competitive prices is affected by the rating agencies’ views of BB&T’s and Branch Bank’s credit quality, liquidity, capital and earnings. Management meets with the rating agencies on a routine basis to discuss the current outlook for BB&T and Branch Bank. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2009 for disclosures related to BB&T’s and Branch Bank’s credit ratings and liquidity.

On April 27, 2010, Moody’s Investors Service announced that the currently proposed financial reform legislation may negatively affect the ratings of a number of large U.S. Banks if the legislation passes. The reform legislation would make it less likely that the government would step in to rescue a troubled bank. It is unclear whether BB&T’s other primary rating agencies would respond in a similar way.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	First Quarter 2010

SEGMENT RESULTS

BB&T’s operations are divided into seven reportable business segments: the Banking Network, Residential Mortgage Banking, Sales Finance, Specialized Lending, Insurance Services, Financial Services and Treasury. These operating segments have been identified based primarily on BB&T’s organizational structure. See Note 17 “Operating Segments” in the “Notes to the Consolidated Financial Statements” contained herein for additional disclosures related to BB&T’s reportable business segments. Fluctuations in noninterest income and noninterest expense incurred directly by the operating segments are more fully described in the sections titled “Noninterest Income” and “Noninterest Expense” of this discussion and analysis. The following table reflects the net income (loss) for each of BB&T’s operating segments for the three month periods ended March 31, 2010 and 2009, respectively.

Table 12

BB&T Corporation

Net Income by Reportable Segments

	For the Three Months Ended
	March 31, 2010	March 31, 2009
	(Dollars in millions)
Banking Network	$160	183
Residential Mortgage Banking	(63)	85
Sales Finance	12	(3)
Specialized Lending	20	(6)
Insurance Services	21	26
Financial Services	24	28
Treasury	(11)	173
All Other Segments	8	(7)
Parent/Reconciling Items	23	(161)

BB&T Corporation	$194	$318

The $23 million decrease in net income attributable to the Banking Network segment is primarily due to growth in noninterest expenses of $188 million related primarily to higher foreclosed property expenses and a $55 million decline in intersegment net referral fees related to a reduction in mortgage loan referral income. This impact was partially offset by a $146 million increase in net interest income driven by the reduction in cost of funds for deposits and a $64 million decrease in economic provision for loan losses.

The $148 million decrease in net income attributable to the Residential Mortgage Banking segment was due primarily to a decrease of $96 million in noninterest income due to record residential mortgage production revenues achieved in the first quarter of 2009, as well as a $125 million increase in the economic provision for loan and lease losses.

Improved results from Sales Finance and Specialized Lending segments were primarily driven by higher net interest income and lower provisions for loan and lease losses. Insurance Services’ net income was slightly lower than the same period in prior year due to higher noninterest expense.

The net loss of $11 million attributable to the Treasury segment was primarily a result of fluctuations based on the interest rate sensitivity of the Corporation’s balance sheet, the purchases and sales of securities and the issuance and retirement of funding vehicles. This $184 million decrease over prior year was primarily attributable to lower gains on sales of securities within the portfolio.

It is important to note that the substantial majority of the loan portfolio acquired in the Colonial transaction is covered by the loss sharing agreements with the FDIC, and is managed outside of the Banking Network. The assets and related interest income from the portfolio are included in the Parent/Reconciling Items segment. The $184 million increase related to Parent/Reconciling Items is largely due to increased net interest income, noninterest income and intersegment noninterest income and decreased provision for loan and lease losses. This is partially offset by an increase in noninterest expense.

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

There have been no material changes from the risk factors disclosed in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2009. In addition to the risk factors in BB&T’s Annual Report on Form 10-K, the following supplemental risk factor related to the potential actions of the ratings agencies should be carefully considered. These risks could materially affect BB&T’s business, financial condition or future results, and are not the only risks BB&T faces. Additional risks and uncertainties not currently known to BB&T or that management has deemed to be immaterial also may materially adversely affect BB&T’s business, financial condition, and/or operating results.

The passage of financial reform legislation may trigger a ratings downgrade.

On April 27, 2010, Moody’s Investors Service announced that the currently proposed financial reform legislation may negatively affect the ratings of a number of large U.S. Banks if the legislation passes. The reform legislation would make it less likely that the government would step in to rescue a troubled bank. It is unclear whether BB&T’s other primary rating agencies would respond in a similar way.

BB&T’s credit ratings are important to its liquidity. A reduction in BB&T’s credit ratings could adversely affect BB&T’s liquidity and competitive position, increase its borrowing costs, limit its access to the capital markets or trigger unfavorable contractual obligations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Please refer to “Share Repurchase Activity” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section herein.

Item 6.	Exhibits

10.1	First Amendment to BB&T Corporation Short-term Incentive Plan (January 1, 2009 Restatement).

10.2	Form of Non-Employee Director Restricted Stock Unit Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan.

10.3	Form of Non-Employee Director Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan.

10.4	Form of Employee Restricted Stock Unit Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan.

10.5	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan.

10.6	Form of Performance Unit Award Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan.

11	Statement re: Computation of Earnings Per Share.

12	Statement re: Computation of Ratios.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Definition Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BB&T CORPORATION (Registrant)

Date: May 7, 2010	By:	/S/ DARYL N. BIBLE
Daryl N. Bible, Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 7, 2010	By:	/S/ CYNTHIA B. POWELL
Cynthia B. Powell, Executive Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location
10.1†	First Amendment to BB&T Corporation Short-term Incentive Plan (January 1, 2009 Restatement).	Filed herewith.

10.2†	Form of Non-Employee Director Restricted Stock Unit Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan.	Filed herewith.

10.3†	Form of Non-Employee Director Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan.	Filed herewith.

10.4†	Form of Employee Restricted Stock Unit Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan.	Filed herewith.

10.5†	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan.	Filed herewith.

10.6†	Form of Performance Unit Award Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan.	Filed herewith.

11	Statement re: Computation of Earnings Per Share.	Filed herewith as Note 16.

12†	Statement re: Computation of Ratios.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS*†	XBRL Instance Document.	Filed herewith.

101.SCH*†	XBRL Taxonomy Extension Schema.	Filed herewith.

101.CAL*†	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.

101.LAB*†	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.

101.PRE*†	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

101.DEF*†	XBRL Taxonomy Definition Linkbase.	Filed herewith.

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
†	Exhibits intentionally not provided herein.