Form 10-Q
period 2010-06-30
BB&T CORP
filed 2010-08-09
CIK 92230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2010

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

At July 31, 2010, 692,955,207 shares of the Registrant’s common stock, $5 par value, were outstanding.

BB&T CORPORATION

FORM 10-Q

June 30, 2010

Item 1.	Financial Statements

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share data, shares in thousands)

	June 30, 2010	December 31, 2009
Assets
Cash and due from banks	$1,270	$1,584
Interest-bearing deposits with banks	931	667
Federal funds sold and securities purchased under resale agreements or similar arrangements	308	398
Segregated cash due from banks	255	270
Trading securities at fair value	587	636
Securities available for sale at fair value ($1,369 and $1,201 covered by FDIC loss share at June 30, 2010 and December 31, 2009, respectively)	23,662	33,253
Loans held for sale ($2,044 and $2,551 at fair value at June 30, 2010 and December 31, 2009, respectively)	2,171	2,551
Loans and leases ($7,177 and $8,019 covered by FDIC loss share at June 30, 2010 and December 31, 2009, respectively)	102,548	103,656
Allowance for loan and lease losses	(2,723)	(2,600)

Loans and leases, net of allowance for loan and lease losses	99,825	101,056

FDIC loss share receivable	2,230	3,062
Premises and equipment	1,835	1,583
Goodwill	6,067	6,053
Core deposit and other intangible assets	569	640
Residential mortgage servicing rights at fair value	665	832
Other assets ($222 and $215 of foreclosed property and other assets covered by FDIC loss share at June 30, 2010 and December 31, 2009, respectively)	14,708	13,179

Total assets	$155,083	$165,764

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$19,767	$18,945
Interest checking	3,760	3,420
Other client deposits	49,989	52,097
Client certificates of deposit	27,599	32,298
Other interest-bearing deposits	3,336	8,205

Total deposits	104,451	114,965

Federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	6,080	8,106
Long-term debt	22,086	21,376
Accounts payable and other liabilities	5,726	5,076

Total liabilities	138,343	149,523

Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, liquidation preference of $1,000,000 per share	—	—
Common stock, $5 par	3,464	3,449
Additional paid-in capital	5,720	5,620
Retained earnings	7,729	7,539
Accumulated other comprehensive loss, net of deferred income taxes of $(147) at June 30, 2010 and $(257) at December 31, 2009	(237)	(417)
Noncontrolling interest	64	50

Total shareholders’ equity	16,740	16,241

Total liabilities and shareholders’ equity	$155,083	$165,764

Common shares outstanding	692,777	689,750
Common shares authorized	2,000,000	1,000,000
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in millions, except per share data, shares in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Interest Income
Interest and fees on loans and leases	$1,525	$1,336	$2,965	$2,658
Interest and dividends on securities	291	299	627	651
Interest on other earning assets	3	5	6	10

Total interest income	1,819	1,640	3,598	3,319

Interest Expense
Interest on deposits	241	320	500	666
Interest on federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	6	17	11	40
Interest on long-term debt	212	165	413	329

Total interest expense	459	502	924	1,035

Net Interest Income	1,360	1,138	2,674	2,284
Provision for credit losses	650	701	1,225	1,377

Net Interest Income After Provision for Credit Losses	710	437	1,449	907

Noninterest Income
Insurance income	287	281	540	533
Service charges on deposits	164	168	328	324
Mortgage banking income	110	184	199	372
Investment banking and brokerage fees and commissions	91	92	170	174
Other nondeposit fees and commissions	63	53	128	106
Checkcard fees	70	57	131	106
Bankcard fees and merchant discounts	45	39	85	74
Trust and investment advisory revenues	39	33	77	65
Income from bank-owned life insurance	31	25	62	48
FDIC loss share income, net	(78)	—	(73)	—
Other income	(2)	42	20	53
Securities gains, net
Realized gains, net	224	20	227	206
Other-than-temporary impairments	(37)	(78)	(49)	(114)
Less non-credit portion recognized in other comprehensive income	32	77	38	77

Total securities gains, net	219	19	216	169

Total noninterest income	1,039	993	1,883	2,024

Noninterest Expense
Personnel expense	649	623	1,295	1,223
Foreclosed property expense	240	60	418	96
Occupancy and equipment expense	158	128	296	257
Professional services	86	64	158	117
Regulatory charges	46	106	91	139
Loan processing expenses	47	34	82	63
Amortization of intangibles	32	24	64	49
Merger-related and restructuring charges, net	38	(1)	55	11
Other expenses	204	143	382	295

Total noninterest expense	1,500	1,181	2,841	2,250

Earnings
Income before income taxes	249	249	491	681
Provision for income taxes	25	41	73	155

Net income	224	208	418	526

Noncontrolling interest	14	4	20	10
Dividends and accretion on preferred stock	—	83	—	124

Net income available to common shareholders	$210	$121	$398	$392

Earnings Per Common Share
Basic	$.30	$.20	$.58	$.67

Diluted	$.30	$.20	$.57	$.67

Cash dividends declared	$.15	$.15	$.30	$.62

Weighted Average Shares Outstanding
Basic	692,113	602,726	691,456	581,382

Diluted	701,322	608,797	700,223	586,256

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

For the Six Months Ended June 30, 2010 and 2009

(Dollars in millions, except per share data, shares in thousands)

	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, January 1, 2009	559,248	$3,082	$2,796	$3,510	$7,381	$(732)	$44	$16,081

Add (Deduct):
Comprehensive income (loss):
Net income	—	—	—	—	516	—	10	526
Net change in other comprehensive income (loss)	—	—	—	—	—	2	—	2

Total comprehensive income (loss) (Note 10)	—	—	—	—	516	2	10	528

Stock issued:
In purchase acquisitions	96	—	1	1	—	—	—	2
In connection with stock option exercises and other employee benefits, net of cancellations	100	—	—	—	—	—	—	—
In connection with dividend reinvestment plan	2,374	—	12	38	—	—	—	50
In common stock offering	86,250	—	431	1,242	—	—	—	1,673
Redemption of preferred stock	—	(3,134)	—	—	—	—	—	(3,134)
Cash dividends declared on common stock, $.62 per share	—	—	—	—	(363)	—	—	(363)
Cash dividends accrued on preferred stock	—	—	—	—	(73)	—	—	(73)
Equity-based compensation expense	—	—	—	36	—	—	—	36
Other, net	—	52	—	1	(52)	—	(9)	(8)

Balance, June 30, 2009	648,068	$—	$3,240	$4,828	$7,409	$(730)	$45	$14,792

Balance, January 1, 2010	689,750	$—	$3,449	$5,620	$7,539	$(417)	$50	$16,241

Add (Deduct):
Comprehensive income (loss):
Net income	—	—	—	—	398	—	20	418
Net change in other comprehensive income (loss)	—	—	—	—	—	180	—	180

Total comprehensive income (loss) (Note 10)	—	—	—	—	398	180	20	598

Stock issued:
In purchase acquisitions	57	—	—	2	—	—	—	2
In connection with stock option exercises and other employee benefits, net of cancellations	1,596	—	8	26	—	—	—	34
In connection with dividend reinvestment plan	515	—	3	13	—	—	—	16
In connection with 401(k) plan	859	—	4	22	—	—	—	26
Cash dividends declared on common stock, $.30 per share	—	—	—	—	(208)	—	—	(208)
Equity-based compensation expense	—	—	—	37	—	—	—	37
Other, net	—	—	—	—	—	—	(6)	(6)

Balance, June 30, 2010	692,777	$—	$3,464	$5,720	$7,729	$(237)	$64	$16,740

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in millions)

	For the Six Months Ended June 30,
	2010	2009
Cash Flows From Operating Activities:
Net income	$418	$526
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	1,225	1,377
Depreciation	130	109
Amortization of intangibles	64	49
Equity-based compensation	37	36
Discount accretion and premium amortization on long-term debt, net	18	33
Gain on sales of securities, net	(216)	(169)
Net decrease (increase) in trading securities	49	(146)
Net decrease (increase) in loans held for sale	509	(2,534)
Net decrease in FDIC loss share receivable	703	—
Net increase in other assets	(1,638)	(1,212)
Net increase (decrease) in accounts payable and other liabilities	514	(3,576)
Decrease in segregated cash due from banks	15	112
Other, net	245	58

Net cash provided by (used in) operating activities	2,073	(5,337)

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	14,087	13,628
Proceeds from maturities, calls and paydowns of securities available for sale	3,013	4,492
Purchases of securities available for sale	(6,588)	(16,349)
Originations and purchases of loans and leases, net of principal collected	(879)	(117)
Net cash paid for divestitures	(832)	—
Net cash paid in business combinations	(6)	(700)
Purchases of premises and equipment	(326)	(82)
Proceeds from sales of foreclosed property or other real estate held for sale	451	151
Other, net	21	2

Net cash provided by investing activities	8,941	1,025

Cash Flows From Financing Activities:
Net (decrease) increase in deposits	(9,618)	3,565
Net (decrease) increase in federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	(2,027)	1,843
Proceeds from issuance of long-term debt	500	1,058
Repayment of long-term debt	(25)	(705)
Net proceeds from common stock issued	76	1,723
Retirement of preferred stock	—	(3,134)
Cash dividends paid on common stock	(207)	(526)
Cash dividends paid on preferred stock	—	(93)
Other, net	147	75

Net cash (used in) provided by financing activities	(11,154)	3,806

Net Decrease in Cash and Cash Equivalents	(140)	(506)
Cash and Cash Equivalents at Beginning of Period	2,649	2,740

Cash and Cash Equivalents at End of Period	$2,509	$2,234

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$927	$1,032
Income taxes	782	393
Noncash investing and financing activities:
Transfers of loans to foreclosed property	721	831

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2010

NOTE 1. Basis of Presentation

General

In the opinion of management, the accompanying unaudited Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders’ Equity, and Consolidated Statements of Cash Flows of BB&T Corporation and subsidiaries (referred to herein as “BB&T”, the “Corporation” or the “Company”), are fair statements of BB&T’s financial position at June 30, 2010 and December 31, 2009, BB&T’s results of operations for the three and six month periods ended June 30, 2010 and 2009, and BB&T’s changes in shareholders’ equity and cash flows for the six month periods ended June 30, 2010 and 2009. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the interim period results have been made.

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

Nature of Operations

BB&T Corporation (“BB&T”, the “Company” or “Parent Company”) is a financial holding company organized under the laws of North Carolina. BB&T conducts operations through its principal bank subsidiary, Branch Banking and Trust Company (“Branch Bank”), BB&T Financial, FSB (“BB&T FSB”), a federally chartered thrift institution, and the Company’s nonbank subsidiaries. Branch Bank has offices in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Tennessee, Kentucky, Florida, Alabama, Indiana, Texas and Washington, D.C. Branch Bank provides a wide range of banking services to individuals and businesses, and offers a variety of loans to businesses and consumers. Such loans are made primarily to individuals residing in the market areas described above or to businesses located within BB&T’s geographic footprint. Branch Bank also markets a wide range of deposit services to individuals and businesses. Branch Bank offers, either directly, or through its subsidiaries, lease financing to businesses and municipal governments; factoring; discount brokerage services, annuities and mutual funds; life insurance, property and casualty insurance, health insurance and commercial general liability insurance on an agency basis and through a wholesale insurance brokerage operation; insurance premium financing; permanent financing arrangements for commercial real estate; loan servicing for third-party investors; direct consumer finance loans to individuals; trust and comprehensive wealth advisory services and association services. BB&T FSB and the direct nonbank subsidiaries of BB&T provide a variety of financial services including credit card lending, automobile lending, equipment financing, full-service securities brokerage, asset management and capital markets services.

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

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2010

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

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2010

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

In July 2010, the FASB issued new guidance impacting Receivables. The new guidance requires additional disclosures that will allow users to understand the nature of credit risk inherent in a company’s loan portfolios, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and changes and reasons for those changes in the allowance for credit losses. The new disclosures that relate to information as of the end of the reporting period is effective as of December 31, 2010, whereas the disclosures related to activity that occurred during the reporting periods is effective January 1, 2011.

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

Branch Bank also had an option through February 1, 2010 to assume or repudiate certain lease agreements of Colonial. The repudiation or assumption of these lease agreements was finalized prior to the expiration of this option. The process to determine the fair value of the assumed lease obligations continued into the second quarter of 2010 during which BB&T recorded approximately $28 million of capital leases.

On January 15, 2010, BB&T sold certain Nevada branch locations and approximately $850 million in deposits that were acquired from Colonial.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2010

NOTE 3. Securities

The amortized cost and approximate fair values of securities available for sale were as follows:

	June 30, 2010
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(Dollars in millions)
Securities available for sale:
U.S. government-sponsored entities (GSE)	$56	$4	$—	$60
Mortgage-backed securities issued by GSE	18,637	425	2	19,060
States and political subdivisions	2,132	67	166	2,033
Non-agency mortgage-backed securities	1,188	—	234	954
Equity and other securities	174	14	2	186
Covered securities	1,199	178	8	1,369

Total securities available for sale	$23,386	$688	$412	$23,662

	December 31, 2009
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(Dollars in millions)
Securities available for sale:
U.S. government-sponsored entities (GSE)	$2,090	$5	$60	$2,035
Mortgage-backed securities issued by GSE	26,649	231	210	26,670
States and political subdivisions	2,176	56	125	2,107
Non-agency mortgage-backed securities	1,339	—	317	1,022
Equity and other securities	196	22	—	218
Covered securities	1,166	47	12	1,201

Total securities available for sale	$33,616	$361	$724	$33,253

As of June 30, 2010, the fair value of covered securities included $1.1 billion of non-agency mortgage-backed securities and $309 million of municipal securities. As of December 31, 2009, the fair value of covered securities included $896 million of non-agency mortgage-backed securities and $305 million of municipal securities. All covered securities were acquired from Colonial and are covered by one of the FDIC loss share agreements, as further discussed in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2009.

At June 30, 2010 and December 31, 2009, securities with carrying value of approximately $17.1 billion and $20.7 billion were pledged to secure municipal deposits, securities sold under agreements to repurchase, other borrowings, and for other purposes as required or permitted by law.

BB&T had certain investments in marketable debt securities and mortgage-backed securities issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) that exceeded ten percent of shareholders’ equity at June 30, 2010. The Fannie Mae investments had total amortized cost and fair values of $12.6 billion and $12.9 billion, respectively, at June 30, 2010, while Freddie Mac investments had total amortized cost and fair values of $5.0 billion and $5.1 billion, respectively.

At June 30, 2010 and December 31, 2009, non-agency mortgage-backed securities primarily consisted of residential mortgage-backed securities.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2010

The gross realized gains and losses and other than temporary impairments recognized in income during the three and six months ended June 30, 2010 and 2009 are reflected in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in millions)
Gross gains	$226	$20	$231	$206
Gross losses	(2)	—	(4)	—

Net realized gains/(losses)	224	20	227	206

Other than temporary impairment (OTTI) recognized in net income	(5)	(1)	(11)	(37)

Net securities gains/(losses)	$219	$19	$216	$169

The amortized cost and estimated fair value of the securities portfolio at June 30, 2010, by contractual maturity, are shown in the accompanying table. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay the underlying mortgage loans with or without prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity.

	June 30, 2010
	Available for Sale
	Amortized Cost	Fair Value
	(Dollars in millions)
Debt Securities:
Due in one year or less	$67	$68
Due after one year through five years	70	75
Due after five years through ten years	568	590
Due after ten years	22,503	22,739

Total debt securities	23,208	23,472
Total securities with no stated maturity	178	190

Total securities	$23,386	$23,662

The following tables reflect the gross unrealized losses and fair values of BB&T’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates presented.

	June 30, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Securities:
Mortgage-backed securities issued by GSE	$220	$2	$—	$—	$220	$2
States and political subdivisions	238	96	271	70	509	166
Non-agency mortgage-backed securities	—	—	938	234	938	234
Equity and other securities	32	2	—	—	32	2
Covered securities	50	8	—	—	50	8

Total	$540	$108	$1,209	$304	$1,749	$412

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2010

	December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Securities:
U.S. government-sponsored entities (GSE)	$1,843	$60	$—	$—	$1,843	$60
Mortgage-backed securities issued by GSE	16,338	210	114	—	16,452	210
States and political subdivisions	409	65	274	60	683	125
Non-agency mortgage-backed securities	181	66	825	251	1,006	317
Equity and other securities	13	—	1	—	14	—
Covered securities	94	12	—	—	94	12

Total	$18,878	$413	$1,214	$311	$20,092	$724

BB&T periodically evaluates available-for-sale securities for other-than-temporary impairment. Based on its evaluations during the second quarter of 2010, BB&T recognized $37 million of other-than-temporary impairments which related to non-agency mortgage-backed securities, and of that amount $5 million was recognized in net income and $32 million was recorded in other comprehensive income. Based on its evaluations during the second quarter of 2009, BB&T recorded $1 million of other-than-temporary impairments in net income related to certain debt and equity securities.

On June 30, 2010, BB&T held certain investment securities having continuous unrealized loss positions for more than 12 months. As of June 30, 2010, the unrealized losses on these securities totaled $304 million. All of these losses were in non-agency mortgage-backed and municipal securities. At June 30, 2010, all of the available-for-sale debt securities in an unrealized loss position, excluding those covered by FDIC loss sharing agreements, were investment grade with the exception of (a) bonds with an amortized cost of $3 million from one issuer of auction rate securities; (b) two municipal bonds with an amortized cost of $8 million; (c) sixteen non-agency mortgage-backed securities with an amortized cost of $923 million and (d) one non-agency commercial mortgage-backed security with an amortized cost of $25 million. At June 30, 2010, the total unrealized loss on these non-investment grade securities was $224 million. All of the non-investment grade securities referenced above were initially investment grade and have been downgraded since purchase. BB&T evaluated all of its debt securities for credit impairment. Based on its evaluation at June 30, 2010, BB&T determined that certain of the non-investment grade non-agency mortgage-backed securities had credit losses evident and recognized other-than-temporary impairments related to these securities. The decline in fair value related to credit losses was recognized in net income. BB&T’s evaluation of the other debt securities with continuous unrealized losses indicated that there were no credit losses evident. Furthermore, as of the date of the evaluation, BB&T did not intend to sell, and it was more likely than not that the Company would not be required to sell, these debt securities before the anticipated recovery of the amortized cost basis. See the “Summary Analysis Supporting Conclusions” section below for further details regarding BB&T’s below investment grade securities with significant unrealized losses.

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

Factors considered in determining whether a loss is temporary include:

•	The financial condition and near-term prospects of the issuer, including any specific events that may influence the operations of the issuer;

•	BB&T’s intent to sell and whether it is more likely than not that the Company will be required to sell these debt securities before the anticipated recovery of the amortized cost basis;

•	The length of the time and the extent to which the market value has been less than cost;

•	Whether the decline in fair value is attributable to specific conditions, such as conditions in an industry or in a geographic area;

•	Whether a debt security has been downgraded by a rating agency;

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2010

•	Whether the financial condition of the issuer has deteriorated;

•	The seniority of the security;

•	Whether dividends have been reduced or eliminated, or scheduled interest payments on debt securities have not been made; and

•	Any other relevant available information.

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

Summary Analysis Supporting Conclusions

The following table presents a detailed analysis of non-investment grade securities with significant unrealized losses that are not covered by a loss sharing arrangement, as the majority of potential losses related to covered securities would be reimbursed by the FDIC. The expected underlying collateral losses represent losses on the underlying mortgage pools supporting BB&T’s tranche. The benefits from subordination represent the amount of the expected losses the subordinate security holders are obligated to absorb prior to BB&T incurring a loss.

Non-investment grade securities with significant unrealized losses

As of June 30, 2010

(Dollars in millions)

Security	Amortized Cost	Fair Value	Unrealized Loss	Moody’s	Credit Rating S&P	Fitch	Expected Underlying Collateral Losses	Benefit of Subordination
Securities with other-than-temporary impairment losses:
RMBS 1	$57	$47	$(10)		CCC	CC	$2	$2
RMBS 2	117	102	(15)		CCC	CCC	4	3
RMBS 3	150	121	(29)	Caa3	CC		9	2
RMBS 4	52	33	(19)	Caa2		C	3	2
RMBS 5	59	33	(26)	Caa1	CC	CC	2	2
RMBS 6	45	35	(10)	Caa2	CC		2	1

Securities without other-than-temporary impairment losses (1):
RMBS 7	108	71	(37)	Caa2	CC		7	7
RMBS 8	115	70	(45)		CCC	CCC	6	6

(1)	Additional benefits of subordination are available in excess of the expected underlying collateral losses.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2010

NOTE 4. Loans and Leases

The following table provides a breakdown of BB&T’s loan portfolio as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
	(Dollars in millions)
Loans and leases, net of unearned income:
Commercial loans and leases	$49,054	$49,820
Sales finance loans	6,863	6,290
Revolving credit loans	2,024	2,016
Direct retail loans	13,939	14,283
Residential mortgage loans	15,452	15,435
Specialized lending loans	7,954	7,670
Other acquired loans	85	123

Total loans and leases held for investment (excluding covered loans)	95,371	95,637
Covered loans	7,177	8,019

Total loans and leases held for investment	102,548	103,656
Loans held for sale	2,171	2,551

Total loans and leases	$104,719	$106,207

Covered loans represent loans acquired from the FDIC subject to loss sharing agreements. Other acquired loans represent loans acquired from the FDIC that are not subject to loss sharing agreements.

The following table reflects the carrying value of all purchased impaired and nonimpaired loans as of June 30, 2010 and December 31, 2009:

	June 30, 2010			December 31, 2009
	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total
	(Dollars in millions)
Residential mortgage loans	$762	$748	$1,510	$826	$806	$1,632
Commercial real estate loans	2,501	2,271	4,772	2,732	2,574	5,306
Commercial loans	76	819	895	94	987	1,081

Total covered loans	3,339	3,838	7,177	3,652	4,367	8,019
Other acquired loans	8	77	85	14	109	123

Total	3,347	3,915	7,262	3,666	4,476	8,142

Allowance for loan losses	(14)	(3)	(17)	—	—	—

Net	$3,333	$3,912	$7,245	$3,666	$4,476	$8,142

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2010

Changes in the carrying amount and accretable yield for purchased impaired and nonimpaired loans, excluding loans held for sale, were as follows for the six month period ended June 30, 2010:

	Purchased Impaired		Purchased Nonimpaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(Dollars in millions)
Balance at beginning of period	$889	$3,666	$1,301	$4,476
Additions	—	—	—	—
Accretion	(220)	220	(187)	187
Reclassifications from nonaccretable balance, net	836	—	310	—
Payments received, net	—	(539)	—	(748)

Balance at end of period	$1,505	$3,347	$1,424	$3,915

The outstanding unpaid principal balance for all purchased impaired loans as of June 30, 2010 and December 31, 2009 was $4.7 billion and $5.7 billion, respectively. The outstanding unpaid principal balance for all purchased nonimpaired loans as of June 30, 2010 and December 31, 2009 was $5.8 billion and $6.6 billion, respectively.

At June 30, 2010 and December 31, 2009, none of the purchased impaired or purchased nonimpaired loans were classified as nonperforming assets. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased loans. The allowance for credit losses related to the purchased loans results from decreased expectations of future cash flows for certain acquired loan pools.

The following table sets forth certain information regarding BB&T’s impaired loans, excluding acquired impaired loans, that were evaluated for specific reserves:

	June 30, 2010	December 31, 2009 (1)
	(Dollars in millions)
Total recorded investment—impaired loans	$3,545	$2,305

Total recorded investment with no related valuation allowance	314	611
Total recorded investment with related valuation allowance	3,231	1,694
Allowance for loan and lease losses assigned to impaired loans	(498)	(278)

Net carrying value—impaired loans	$3,047	$2,027

(1)	Prior period amounts were revised in the first quarter of 2010 to reflect the retrospective application of more definitive regulatory guidance on troubled debt restructurings.

The following table provides a summary of BB&T’s nonperforming and past due loans at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
	(Dollars in millions)
Nonaccrual loans and leases (1) (2):
Held for investment	$2,770	$2,713
Held for sale	129	5

Total nonaccrual loans and leases	2,899	2,718

Foreclosed real estate	1,391	1,451
Other foreclosed property	37	58

Total foreclosed property	1,428	1,509

Total nonperforming assets (excluding covered assets) (3)	$4,327	$4,227

Loans 90 days or more past due and still accruing (excluding covered loans) (4) (5)	$360	$319

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2010

(1)	Covered and other acquired loans are considered to be performing due to the application of the accretion method. Covered loans that are contractually past due are noted in footnote (5) below.
(2)	Includes nonperforming restructurings totaling $480 million and $248 million at June 30, 2010 and December 31, 2009, respectively.
(3)	Excludes foreclosed real estate totaling $176 million and $160 million as of June 30, 2010 and December 31, 2009, respectively, that are covered by FDIC loss sharing agreements.
(4)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase.
(5)	Excludes loans totaling $1.5 billion and $1.4 billion past due 90 days or more as of June 30, 2010 and December 31, 2009, respectively, that are covered by FDIC loss sharing agreements.

The following table summarizes loans that continue to accrue interest under the terms of restructurings (“performing restructurings”):

	June 30, 2010	December 31, 2009
	(Dollars in millions)
Performing restructurings: (1)
Commercial loans and leases	$1,099	$413
Direct retail loans	133	132
Revolving credit loans	60	54
Residential mortgage loans	668	471
Specialized lending loans	4	—

Total performing restructurings	1,964	1,070
Nonperforming restructurings (2)	480	248

Total restructurings (3)(4)	$2,444	$1,318

(1)	Prior period amounts were revised in the first quarter of 2010 to reflect the retrospective application of more definitive regulatory guidance.
(2)	Nonperforming restructurings are included in nonaccrual loan disclosures.
(3)	All restructurings are considered impaired. The allowance for loan and lease losses attributable to these restructured loans totaled $353 million and $164 million at June 30, 2010 and December 31, 2009, respectively.
(4)	Excludes restructured covered and other acquired loans accounted for under the accretion method.

Troubled debt restructurings (“restructurings”) can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accruing status, depending on the individual facts and circumstances of the borrower. In circumstances where the restructuring involves charging off a portion of the loan balance, BB&T typically classifies these restructurings as nonaccrual. Restructurings have most often occurred within BB&T’s commercial, mortgage and consumer loan portfolios.

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

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2010

BB&T had commitments totaling $81 million and $18 million at June 30, 2010 and December 31, 2009, respectively, to lend additional funds to clients with loans whose terms have been modified in restructurings.

NOTE 5. Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments

An analysis of the allowance for credit losses for the six months ended June 30, 2010 and 2009 is presented in the following table:

	For the Six Months Ended June 30,
	2010	2009
	(Dollars in millions)
Beginning Balance	$2,672	$1,607
Provision for credit losses	1,225	1,377
Loans and leases charged-off	(1,180)	(877)
Recoveries of previous charge-offs	63	38

Net loans and leases charged-off	(1,117)	(839)

Other changes, net	(27)	—

Ending Balance	$2,753	$2,145

Allowance for loan and lease losses	$2,723	$2,110
Reserve for unfunded lending commitments	30	35

Allowance for credit losses	$2,753	$2,145

NOTE 6. Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill attributable to each of BB&T’s operating segments for the six months ended June 30, 2010 are reflected in the table below. To date, there have been no goodwill impairments recorded by BB&T.

	Goodwill Activity by Operating Segment
	Banking Network	Residential Mortgage Banking	Sales Finance	Specialized Lending	Insurance Services	Financial Services	All Other	Total
	(Dollars in millions)
Balance, January 1, 2010	$4,569	$7	$93	$110	$1,056	$192	$26	$6,053
Contingent consideration	—	—	—	—	9	—	—	9
Other adjustments	11	—	—	(7)	1	—	—	5

Balance, June 30, 2010	$4,580	$7	$93	$103	$1,066	$192	$26	$6,067

The following table presents the gross carrying amounts and accumulated amortization for BB&T’s identifiable intangible assets subject to amortization at the dates presented:

	Identifiable Intangible Assets
	As of June 30, 2010			As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Identifiable intangible assets
Core deposit intangibles	$626	$(409)	$217	$633	$(375)	$258
Other (1)	755	(403)	352	755	(373)	382

Totals	$1,381	$(812)	$569	$1,388	$(748)	$640

(1)	Other identifiable intangibles are primarily customer relationship intangibles.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2010

NOTE 7. Loan Servicing

Residential Mortgage Banking Activities

The following table includes a summary of residential mortgage loans managed or securitized and related delinquencies and net charge-offs:

		June 30, 2010	December 31, 2009
		(Dollars in millions)
Mortgage loans managed or securitized (1)		$20,819	$21,637
Less:	Loans securitized and transferred to securities available for sale	19	60
	Loans held for sale	1,981	2,524
	Covered mortgage loans	1,510	1,632
	Mortgage loans sold with recourse	1,857	1,986

Mortgage loans held for investment		$15,452	$15,435

Mortgage loans on nonaccrual status (2)		$389	$767
Mortgage loans 90 days past due and still accruing interest (2)		209	158
Mortgage loan net charge-offs (3)		282	275

(1)	Balances exclude loans serviced for others, with no other continuing involvement.
(2)	Includes amounts related to residential mortgage loans held for sale.
(3)	Net charge-offs for June 30, 2010 reflect six months.

BB&T sold problem residential mortgages with a carrying value of $385 million from the mortgage loans held for investment portfolio and recorded write-downs on certain loans identified for sale during the second quarter of 2010. In connection with these actions, BB&T recorded $141 million of net charge-offs.

The unpaid principal balances of BB&T’s total residential mortgage servicing portfolio were $77.9 billion and $73.6 billion at June 30, 2010 and December 31, 2009, respectively. The unpaid principal balances of residential mortgage loans serviced for others consist primarily of agency conforming fixed-rate mortgage loans and totaled $59.3 billion and $54.5 billion at June 30, 2010 and December 31, 2009, respectively. Mortgage loans serviced for others are not included in loans on the accompanying Consolidated Balance Sheets.

During the six months ended June 30, 2010 and 2009, BB&T sold residential mortgage loans from the held for sale portfolio with unpaid principal balances of $8.7 billion and $13.5 billion, respectively, and recognized pretax gains of $79 million and $159 million, respectively, which were recorded in noninterest income as a component of mortgage banking income. BB&T retained the related mortgage servicing rights and receives servicing fees.

At June 30, 2010 and 2009, the approximate weighted average servicing fee was .36% and .38%, respectively, of the outstanding balance of the residential mortgage loans. The weighted average coupon interest rate on the portfolio of mortgage loans serviced for others was 5.43% and 5.74% at June 30, 2010 and 2009, respectively. BB&T recognized servicing fees of $111 million and $87 million during the first six months of 2010 and 2009, respectively, as a component of mortgage banking income.

At June 30, 2010 and December 31, 2009, BB&T had $1.9 billion and $2.0 billion, respectively, of residential mortgage loans sold with recourse liability. In the event of nonperformance by the borrower, BB&T has maximum recourse exposure of approximately $655 million and $667 million as of June 30, 2010 and December 31, 2009, respectively. At June 30, 2010 and December 31, 2009, BB&T has recorded $6 million of reserves related to these recourse exposures.

In prior years, the Company securitized residential mortgage loans and retained the resulting securities available for sale. As of June 30, 2010, the fair value of the securities available for sale still owned by BB&T was $20 million and the remaining unpaid principal balance of the underlying loans totaled $19 million. Based on the performance of the underlying loans and general liquidity of the securities, the Company’s recovery of the cost basis in the securities has not been significantly impacted by changes in interest rates, prepayment speeds or credit losses.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2010

Residential mortgage servicing rights are recorded on the Consolidated Balance Sheets at fair value with changes in fair value recorded as a component of mortgage banking income in the Consolidated Statements of Income for each period. BB&T uses various derivative instruments to mitigate the income statement effect of changes in fair value of its residential mortgage servicing rights due to changes in valuation inputs and assumptions. The following is an analysis of the activity in BB&T’s residential mortgage servicing rights for the six month periods ended June 30, 2010 and 2009:

	Residential Mortgage Servicing Rights For the Six Months Ended June 30,
	2010	2009
	(Dollars in millions)
Carrying value, January 1,	$832	$370
Additions	122	218
Increase (decrease) in fair value:
Due to changes in valuation inputs or assumptions	(227)	91
Other changes (1)	(62)	(64)

Carrying value, June 30,	$665	$615

(1)	Represents the realization of expected net servicing cash flows, expected borrower payments and the passage of time

BB&T uses assumptions and estimates in determining the fair value of mortgage servicing rights. These assumptions include prepayment speeds, servicing costs and Option Adjusted Spread (“OAS”) commensurate with the risks involved and comparable to assumptions used by market participants to value and bid servicing rights available for sale in the market. At June 30, 2010, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the accompanying table.

Residential Mortgage Servicing Rights June 30, 2010
(Dollars in millions)
Fair value of residential mortgage servicing rights	$665
Composition of residential loans serviced for others:
Fixed-rate mortgage loans	99%
Adjustable-rate mortgage loans	1

Total	100%

Weighted average life	4.4 yrs

Prepayment speed	17.4%
Effect on fair value of a 10% increase	$(40)
Effect on fair value of a 20% increase	(76)

Weighted average discount rate	10.2%
Effect on fair value of a 10% increase	$(28)
Effect on fair value of a 20% increase	(53)

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of an adverse variation in a particular assumption on the fair value of the mortgage servicing rights is calculated without changing any other assumption; however, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which may magnify or counteract the effect of the change.

Commercial Mortgage Banking Activities

BB&T also arranges and services commercial real estate mortgages through Grandbridge Real Estate Capital, LLC (“Grandbridge”) the commercial mortgage banking subsidiary of Branch Bank. During the six months ended June 30, 2010

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2010

and 2009, Grandbridge originated $908 million and $1.3 billion, respectively, of commercial real estate mortgages, primarily for third party investors. As of June 30, 2010 and December 31, 2009, Grandbridge’s portfolio of commercial real estate mortgages serviced for others totaled $23.8 billion and $24.3 billion, respectively. Commercial real estate mortgage loans serviced for others are not included in loans on the accompanying Consolidated Balance Sheets. Grandbridge had $4.1 billion and $4.0 billion in loans serviced for others that were covered by recourse provisions at June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010 and December 31, 2009, Grandbridge’s maximum exposure to loss for these loans was approximately $1.1 billion. BB&T has recorded $15 million and $12 million of reserves related to these recourse exposures at June 30, 2010 and December 31, 2009, respectively.

Commercial mortgage servicing rights are recorded as other assets on the Consolidated Balance Sheets at lower of cost or market and amortized in proportion to and over the estimated period that net servicing income is expected to be received based on projections of the amount and timing of estimated future net cash flows. The following is an analysis of the activity in BB&T’s commercial mortgage servicing rights for the six months ended June 30, 2010 and 2009:

	Commercial Mortgage Servicing Rights For the Six Months Ended June 30,
	2010	2009
	(Dollars in millions)
Carrying value, January 1,	$101	$98
Additions	8	15
Amortization expense	(9)	(9)

Carrying value, June 30,	$100	$104

At June 30, 2010, the sensitivity of the current fair value of the commercial mortgage servicing rights to adverse changes in key economic assumptions are included in the accompanying table.

Commercial Mortgage Servicing Rights June 30, 2010
(Dollars in millions)
Fair value of commercial mortgage servicing rights	$114
Weighted average life	7.4 yrs
Prepayment speed	0.4%
Effect on fair value of a 10% increase	$(1)
Effect on fair value of a 15% increase	(1)

Weighted average discount rate	12.5%
Effect on fair value of a 25% increase	$(9)
Effect on fair value of a 50% increase	(17)

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of an adverse variation in a particular assumption on the fair value of the mortgage servicing rights is calculated without changing any other assumption; however, changes in one factor may result in changes in another (for example, increases in market interest rates may result in increased value of escrow deposits), which may magnify or counteract the effect of the change.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2010

NOTE 8. Long-Term Debt

	June 30, 2010	December 31, 2009
	(Dollars in millions)
Parent Company
3.10% Senior Notes Due 2011	$250	$250
3.85% Senior Notes Due 2012	1,000	1,000
3.38% Senior Notes Due 2013	500	500
5.70% Senior Notes Due 2014	509	509
3.95% Senior Notes Due 2016	499	—
6.85% Senior Notes Due 2019	538	538
6.50% Subordinated Notes Due 2011 (1)	610	610
4.75% Subordinated Notes Due 2012 (1)	489	489
5.20% Subordinated Notes Due 2015 (1)	932	932
4.90% Subordinated Notes Due 2017 (1,3)	338	336
5.25% Subordinated Notes Due 2019 (1,3)	586	586
Branch Bank
Floating Rate Subordinated Notes Due 2016 (1,8)	350	350
Floating Rate Subordinated Notes Due 2017 (1,8)	261	261
4.875% Subordinated Notes Due 2013 (1)	222	222
5.625% Subordinated Notes Due 2016 (1)	386	386
Federal Home Loan Bank Advances to Branch Bank (4)
Varying maturities to 2034	10,535	10,541
Junior Subordinated Debt to Unconsolidated Trusts (2)
5.85% BB&T Capital Trust I Securities Due 2035	514	514
6.75% BB&T Capital Trust II Securities Due 2036	598	598
6.82% BB&T Capital Trust IV Securities Due 2077 (5)	600	600
8.95% BB&T Capital Trust V Securities Due 2068 (6)	450	450
9.60% BB&T Capital Trust VI Securities Due 2069	575	575
8.10% BB&T Capital Trust VII Securities Due 2069	350	350
Other (7)	182	182
Other Long-Term Debt	127	98
Fair value hedge-related basis adjustments	685	499

Total Long-Term Debt	$22,086	$21,376

(1)	Subordinated notes that qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.
(2)	Securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(3)	These fixed rate notes were swapped to floating rates based on LIBOR. At June 30, 2010, the effective rates paid on these borrowings ranged from .84% to 1.09%.
(4)	$800 million of these advances were swapped to a floating rate based on LIBOR. At June 30, 2010, the weighted average cost of these advances was 3.28% including the effect of the swapped portion, and the weighted average maturity was 6.7 years.
(5)	These securities are fixed rate through June 12, 2037 and then switch to a floating rate based on LIBOR.
(6)	$360 million of this issuance was swapped to a floating rate based on LIBOR. At June 30, 2010 the effective rate on the swapped portion was 3.91%.
(7)	These securities were issued by companies acquired by BB&T. At June 30, 2010, the effective rate paid on these borrowings ranged from 2.24% to 10.07%. These securities have varying maturities through 2035.
(8)	These floating-rate securities are based on LIBOR and had an effective rate of .83% as of June 30, 2010.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2010

NOTE 9. Shareholders’ Equity

Common Stock

As of June 30, 2010, the authorized common stock of BB&T consists of two billion shares with a $5 par value. There were 693 million and 690 million common shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively.

Preferred Stock

The authorized preferred stock of BB&T consists of five million shares. There were no preferred shares outstanding at June 30, 2010 or December 31, 2009.

Equity-Based Plans

BB&T has options, restricted shares of common stock and restricted share units outstanding from the following equity-based compensation plans: the 2004 Stock Incentive Plan (“2004 Plan”), the 1995 Omnibus Stock Incentive Plan, the Non-Employee Directors’ Stock Option Plan, and plans assumed from acquired entities. All plans generally allow for accelerated vesting of awards for holders who retire and have met all retirement eligibility requirements and in connection with certain other events. BB&T’s shareholders have approved all equity-based compensation plans with the exception of plans assumed from acquired companies. As of June 30, 2010, the 2004 Plan is the only plan that has awards available for future grants. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2009 for further disclosures related to equity-based awards issued by BB&T.

BB&T measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants awarded during the first six months of 2010 and 2009. Substantially all of BB&T’s option awards are granted in February of each year. Therefore, the assumptions noted below are weighted accordingly.

	June 30,
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

The following table details the activity during the first six months of 2010 related to stock options awarded by BB&T:

	For the Six Months Ended June 30, 2010
	Options	Wtd. Avg. Exercise Price
Outstanding at beginning of period	42,535,819	$35.40
Granted	4,652,250	27.75
Exercised	(1,517,103)	28.59
Forfeited or expired	(491,174)	34.06

Outstanding at end of period	45,179,792	35.04

Exercisable at end of period	32,778,383	$36.84

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2010

The following table details the activity during the first six months of 2010 related to restricted shares and restricted share units awarded by BB&T:

	For the Six Months Ended June 30, 2010
	Shares/Units	Wtd. Avg. Grant Date Fair Value
Nonvested at beginning of period	10,861,433	$19.36
Granted	3,403,231	23.74
Vested	(150,913)	23.28
Forfeited	(319,368)	19.53

Nonvested at end of period	13,794,383	20.39

NOTE 10. Accumulated Other Comprehensive Income (Loss)

The balances in accumulated other comprehensive loss at June 30, 2010 and December 31, 2009 are shown in the following table.

	As of June 30, 2010			As of December 31, 2009
	Pre-Tax Amount	Deferred Tax Expense (Benefit)	After- Tax Amount	Pre-Tax Amount	Deferred Tax Expense (Benefit)	After- Tax Amount
	(Dollars in millions)
Unrecognized net pension and postretirement costs	$(454)	$(172)	$(282)	$(447)	$(169)	$(278)
Unrealized net (losses) gains on cash flow hedges	(42)	(16)	(26)	173	66	107
Unrealized net gains (losses) on securities available for sale	276	105	171	(363)	(138)	(225)
FDIC’s share of unrealized net gains on securities available for sale under the loss share agreements (1)	(156)	(59)	(97)	(30)	(11)	(19)
Foreign currency translation adjustment	(8)	(5)	(3)	(7)	(5)	(2)

Total	$(384)	$(147)	$(237)	$(674)	$(257)	$(417)

(1)	Certain securities available for sale are covered by loss sharing agreements with the FDIC. The securities covered by the loss share agreements reflected a net unrealized pretax gain of $170 million and $35 million as of June 30, 2010 and December 31, 2009, respectively. The FDIC’s share of this net unrealized pretax gain, upon sale, would have been $156 million and $30 million as of June 30, 2010 and December 31, 2009, respectively, and was recorded as a reduction in other comprehensive income.

As of June 30, 2010 and December 31, 2009, unrealized net losses on securities available for sale included $130 million and $114 million, respectively, of pre-tax losses related to other-than-temporarily impaired non-agency mortgage-backed securities where a portion of the loss was recognized in net income.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2010

The following tables reflect the components of total comprehensive income for the three and six month periods ended June 30, 2010 and 2009.

	Three Months Ended June 30, 2010
	Pre-Tax	Tax Effect	After-Tax
	(Dollars in millions)
Comprehensive income:
Net income	$249	$25	$224
Other comprehensive income:
Unrealized net holding gains (losses) arising during the period on securities available for sale	551	209	342
Reclassification adjustment for losses (gains) on securities available for sale included in net income	(219)	(83)	(136)
Net change in amounts attributable to the FDIC under the loss share agreements	(82)	(31)	(51)
Net change in unrecognized gains (losses) on cash flow hedges	(145)	(55)	(90)
Net change in foreign currency translation adjustment	(1)	1	(2)
Net change in pension and postretirement liability	(13)	(5)	(8)

Total comprehensive income	$340	$61	$279

	Three Months Ended June 30, 2009
	Pre-Tax	Tax Effect	After-Tax
	(Dollars in millions)
Comprehensive income:
Net income	$249	$41	$208
Other comprehensive income:
Unrealized net holding gains (losses) arising during the period on securities available for sale	(134)	(51)	(83)
Reclassification adjustment for losses (gains) on securities available for sale included in net income	(19)	(7)	(12)
Net change in unrecognized gains (losses) on cash flow hedges	58	22	36
Net change in foreign currency translation adjustment	1	(2)	3
Net change in pension and postretirement liability	15	6	9

Total comprehensive income	$170	$9	$161

	Six Months Ended June 30, 2010
	Pre-Tax	Tax Effect	After-Tax
	(Dollars in millions)
Comprehensive income:
Net income	$491	$73	$418
Other comprehensive income:
Unrealized net holding gains (losses) arising during the period on securities available for sale	855	325	530
Reclassification adjustment for losses (gains) on securities available for sale included in net income	(216)	(82)	(134)
Net change in amounts attributable to the FDIC under the loss share agreements	(126)	(48)	(78)
Net change in unrecognized gains (losses) on cash flow hedges	(215)	(82)	(133)
Net change in foreign currency translation adjustment	(1)	—	(1)
Net change in pension and postretirement liability	(7)	(3)	(4)

Total comprehensive income	$781	$183	$598

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2010

	Six Months Ended June 30, 2009
	Pre-Tax	Tax Effect	After-Tax
	(Dollars in millions)
Comprehensive income:
Net income	$681	$155	$526
Other comprehensive income:
Unrealized net holding gains (losses) arising during the period on securities available for sale	69	24	45
Reclassification adjustment for losses (gains) on securities available for sale included in net income	(169)	(64)	(105)
Net change in unrecognized gains (losses) on cash flow hedges	72	28	44
Net change in foreign currency translation adjustment	(1)	(2)	1
Net change in pension and postretirement liability	28	11	17

Total comprehensive income	$680	$152	$528

NOTE 11. Income Taxes

BB&T’s provision for income taxes was $25 million and $41 million for the three months ended June 30, 2010 and 2009, respectively. The provision for income taxes was $73 million and $155 million for the six months ended June 30, 2010 and 2009, respectively. The effective tax rates for the three months ended June 30, 2010 and 2009 were 10.0% and 16.5%, respectively. The effective tax rates for the six months ended June 30, 2010 and 2009 were 14.9% and 22.8%, respectively. The lower effective tax rates are primarily the result of an increase in tax credits and a relatively equal level of tax-exempt income on a lower level of pre-tax income.

The IRS has completed its federal income tax examinations of BB&T through 2006. In connection with the settlement agreement with the IRS regarding its leveraged lease transactions, BB&T is entitled to federal income tax refunds for tax years 1998-2006. During the first six months of 2010, BB&T received federal tax refunds including interest of approximately $354 million for tax years 1998-2005 and expects to receive additional federal tax refunds of approximately $25 million for tax year 2006 later in 2010. In February 2010, BB&T received an IRS statutory notice of deficiency for tax years 2002-2007 asserting a liability for taxes, penalties and interest of approximately $892 million related to the disallowance of foreign tax credits and other deductions claimed by a deconsolidated subsidiary in connection with a financing transaction. Management has consulted with outside counsel and continues to believe that BB&T’s treatment of this transaction was in compliance with applicable tax laws and regulations. BB&T paid the disputed tax, penalties and interest, and filed a lawsuit seeking a refund in the U.S. Court of Federal Claims in March 2010. Management believes the Company’s current reserves for this matter are adequate, although the final outcome is uncertain. Final resolution of this matter is not expected to occur within the next twelve months. Various years remain subject to examination by state taxing authorities.

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

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2010

The following table summarizes the components of net periodic benefit cost recognized for BB&T’s pension plans for the three and six month periods ended June 30, 2010 and 2009, respectively:

	Pension Plans
	Qualified		Nonqualified
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in millions)
Service cost	$20	$19	$1	$1
Interest cost	21	19	2	2
Estimated return on plan assets	(45)	(35)	—	—
Amortization and other	6	14	—	—

Net periodic benefit cost	$2	$17	$3	$3

	Pension Plans
	Qualified		Nonqualified
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in millions)
Service cost	$40	$38	$2	$2
Interest cost	42	38	4	4
Estimated return on plan assets	(89)	(71)	—	—
Amortization and other	11	28	1	1

Net periodic benefit cost	$4	$33	$7	$7

BB&T makes contributions to the qualified pension plan in amounts between the minimum required for funding standard accounts and the maximum amount deductible for federal income tax purposes. Discretionary contributions of $61 million and $422 million were made to the qualified pension plan in the first quarters of 2010 and 2009, respectively. Management currently has no plans to make any additional contributions to the qualified pension plan in 2010; however, management may elect to make additional contributions during 2010 if deemed appropriate.

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

Letters of credit and financial guarantees written are unconditional commitments issued by BB&T to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper issuance, bond financing and similar transactions, the majority of which are to tax exempt entities. The credit risk involved in the issuance of these guarantees is essentially the same as that involved in extending loans to clients and as such, the instruments are collateralized when necessary. As of June 30, 2010 and December 31, 2009, BB&T had issued letters of credit totaling $7.8 billion and $8.0 billion, respectively. The carrying amount of the liability for such guarantees was $36 million and $40 million at June 30, 2010 and December 31, 2009, respectively.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2010

A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. These instruments include interest-rate swaps, swaptions, caps, floors, collars, financial forward and futures contracts, when-issued securities, foreign exchange contracts and options written and purchased. BB&T uses derivatives primarily to manage risk related to securities, business loans, Federal Funds purchased, other overnight funding, long-term debt, mortgage servicing rights, mortgage banking operations and certificates of deposit. BB&T also uses derivatives to facilitate transactions on behalf of its clients. BB&T held a variety of derivative financial instruments with notional values of $64.2 billion and $66.2 billion at June 30, 2010 and December 31, 2009, respectively. These instruments were in a net gain position of $279 million and $283 million at June 30, 2010 and December 31, 2009, respectively.

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

BB&T invests in certain affordable housing and historic building rehabilitation projects throughout its market area as a means of supporting local communities, and receives tax credits related to these investments. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. Branch Bank typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. As of June 30, 2010 and December 31, 2009, BB&T had investments of $1.0 billion and $1.1 billion related to these projects, which are included as other assets on the Consolidated Balance Sheets. BB&T’s outstanding commitments to fund affordable housing investments totaled $255 million and $371 million at June 30, 2010 and December 31, 2009, respectively, which are included as other liabilities on the Consolidated Balance Sheets. As of June 30, 2010 and December 31, 2009, BB&T had outstanding loan commitments to these funds of $135 million and $165 million, respectively. Of these amounts, $41 million and $73 million had been funded at June 30, 2010 and December 31, 2009, respectively, and were included in loans and leases on the Consolidated Balance Sheets. BB&T’s maximum risk exposure related to these investments totaled $1.2 billion at June 30, 2010 and December 31, 2009.

BB&T has sold certain mortgage-related loans that contain recourse provisions. These provisions generally require BB&T to reimburse the investor for a share of any loss that is incurred after the disposal of the property. At June 30, 2010 and December 31, 2009, BB&T had $1.9 billion and $2.0 billion, respectively, of residential mortgage loans sold with recourse. In the event of nonperformance by the borrower, BB&T has maximum recourse exposure of approximately $655

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2010

million and $667 million as of June 30, 2010 and December 31, 2009, respectively. In addition, BB&T has $4.1 billion and $4.0 billion in commercial loans serviced for others that were covered by recourse provisions at June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010 and December 31, 2009, BB&T’s maximum exposure to loss for these loans is approximately $1.1 billion. BB&T has recorded $21 million and $18 million of reserves related to these recourse exposures at June 30, 2010 and December 31, 2009, respectively.

BB&T has investments and future funding commitments to certain venture capital funds. As of June 30, 2010 and December 31, 2009, BB&T had investments of $272 million and $281 million related to these ventures, respectively. As of June 30, 2010 and December 31, 2009, BB&T had future funding commitments of $159 million and $183 million, respectively. BB&T’s risk exposure relating to such commitments is generally limited to the amount of investments and future funding commitments made.

BB&T has made loan commitments to special purpose entities as a nontransferor lender. As of June 30, 2010 and December 31, 2009, BB&T had loan commitments to these entities totaling $190 million and $211 million, respectively. Of these amounts, $139 million and $160 million, respectively, had been funded and were included in loans and leases on the Consolidated Balance Sheets.

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

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2010

Assets and liabilities measured at fair value on a recurring basis, including financial instruments for which BB&T has elected the Fair Value Option are summarized below:

	6/30/2010	Fair Value Measurements for Assets and Liabilities Measured on a Recurring Basis
		Level 1	Level 2	Level 3
		(Dollars in Millions)
Assets:
Trading securities	$587	$243	$333	$11
Securities available for sale:
U.S. government-sponsored entities (GSE)	60	—	60	—
Mortgage-backed securities issued by GSE	19,060	—	19,060	—
States and political subdivisions	2,033	—	1,897	136
Non-agency mortgage-backed securities	954	—	954	—
Equity and other securities	186	128	50	8
Covered securities	1,369	—	551	818
Loans held for sale (4)	2,044	—	2,044	—
Residential mortgage servicing rights	665	—	—	665
Derivative assets: (2)
Interest rate contracts	1,364	6	1,309	49
Foreign exchange contracts	10	—	10	—
Venture capital and similar investments (1)(2)	272	—	—	272

Total assets	$28,604	$377	$26,268	$1,959

Liabilities:
Derivative liabilities: (2)
Interest rate contracts	$1,085	$6	$1,078	$1
Foreign exchange contracts	10	—	10	—
Short-term borrowed funds (3)	283	—	283	—

Total liabilities	$1,378	$6	$1,371	$1

		Fair Value Measurements for Assets and Liabilities Measured on a Recurring Basis
	12/31/2009	Level 1	Level 2	Level 3
		(Dollars in Millions)
Assets:
Trading securities	$636	$255	$288	$93
Securities available for sale:
U.S. government-sponsored entities (GSE)	2,035	—	2,035	—
Mortgage-backed securities issued by GSE	26,670	—	26,670	—
States and political subdivisions	2,107	—	1,897	210
Non-agency mortgage-backed securities	1,022	—	1,022	—
Equity and other securities	218	166	43	9
Covered securities	1,201	—	533	668
Loans held for sale	2,551	—	2,551	—
Residential mortgage servicing rights	832	—	—	832
Derivative assets (2)	983	1	975	7
Venture capital and similar investments (1)(2)	281	—	—	281

Total assets	$38,536	$422	$36,014	$2,100

Liabilities:
Derivative liabilities (2)	$700	$5	$668	$27
Short-term borrowed funds (3)	295	—	295	—

Total liabilities	$995	$5	$963	$27

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2010

(1)	Based on an analysis of the nature and risks of these investments, BB&T has determined that presenting these investments as a single class is appropriate.
(2)	These amounts are reflected in other assets and other liabilities on the Consolidated Balance Sheets.
(3)	Short-term borrowed funds reflect securities sold short positions.
(4)	Excludes loans held for sale carried at the lower of cost or market.

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

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2010

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

The tables below present reconciliations for the three and six months ended June 30, 2010 and 2009, respectively, for Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements Using Significant Unobservable Inputs
For the Three Months Ended June 30, 2010	Trading	States & Political Subdivisions	Equity & Other Securities	Covered Securities	Mortgage Servicing Rights	Net Derivatives	Venture Capital and Similar Investments
	(Dollars in Millions)
Balance at March 31, 2010	$19	$201	$9	$726	$875	$1	$261
Total realized and unrealized gains or losses:
Included in earnings:
Interest income	—	—	—	18	—	—	—
Mortgage banking income	—	—	—	—	(263)	36	—
Other noninterest income	—	—	—	—	—	—	6
Included in other comprehensive income (loss)	—	(2)	(1)	74	—	—	—
Purchases, issuances and settlements	(8)	(46)	—	—	53	11	5
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	(17)	—	—	—	—	—

Balance at June 30, 2010	$11	$136	$8	$818	$665	$48	$272

Net unrealized gains (losses) included in net income relating to assets and liabilities still held at June 30, 2010	$—	$—	$—	$18	$(232)	$48	$4

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2010

	Fair Value Measurements Using Significant Unobservable Inputs
For the Three Months Ended June 30, 2009	Trading	Non-agency mortgage- backed securities	Equity & Other Securities	Mortgage Servicing Rights	Net Derivatives	Venture Capital and Similar Investments
	(Dollars in Millions)
Balance at March 31, 2009	$4	$1,034	$1	$365	$55	$190
Total realized and unrealized gains or losses:
Included in earnings:
Mortgage banking income	—	—	—	105	64	—
Other noninterest income	(1)	—	—	—	—	(1)
Included in other comprehensive income (loss)	—	89	—	—	—	—
Purchases, issuances and settlements	—	(75)	—	145	(119)	11
Transfers in and/or out of Level 3	11	—	—	—	—	—

Balance at June 30, 2009	$14	$1,048	$1	$615	$—	$200

Net unrealized gains (losses) included in net income relating to assets and liabilities still held at June 30, 2009	$—	$—	$—	$137	$—	$(2)

	Fair Value Measurements Using Significant Unobservable Inputs
For the Six Months Ended June 30, 2010	Trading	States & Political Subdivisions	Equity & Other Securities	Covered Securities	Mortgage Servicing Rights	Net Derivatives	Venture Capital and Similar Investments
	(Dollars in Millions)
Balance at January 1, 2010	$93	$210	$9	$668	$832	$(20)	$281
Total realized and unrealized gains or losses:
Included in earnings:
Interest income	—	—	—	34	—	—	—
Mortgage banking income	—	—	—	—	(289)	53	—
Other noninterest income	—	—	—	—	—	—	9
Included in other comprehensive income (loss)	—	(1)	(1)	116	—	—	—
Purchases, issuances and settlements	(6)	(56)	—	—	122	15	(18)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	(76)	(17)	—	—	—	—	—

Balance at June 30, 2010	$11	$136	$8	$818	$665	$48	$272

Net unrealized gains (losses) included in net income relating to assets and liabilities still held at June 30, 2010	$—	$—	$—	$34	$(227)	$48	$3

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2010

	Fair Value Measurements Using Significant Unobservable Inputs
For the Six Months Ended June 30, 2009	Trading	Non-agency mortgage- backed securities	Equity & Other Securities	Mortgage Servicing Rights	Net Derivatives	Venture Capital and Similar Investments
	(Dollars in Millions)
Balance at January 1, 2009	$4	$1,098	$1	$370	$37	$182
Total realized and unrealized gains or losses:
Included in earnings:
Mortgage banking income	—	—	—	27	105	—
Other noninterest income	(1)	—	—	—	—	(2)
Included in other comprehensive income (loss)	—	72	—	—	—	—
Purchases, issuances and settlements	11	(122)	—	218	(142)	20
Transfers in and/or out of Level 3	—	—	—	—	—	—

Balance at June 30, 2009	$14	$1,048	$1	$615	$—	$200

Net unrealized gains (losses) included in net income relating to assets and liabilities still held at June 30, 2009	$—	$—	$—	$91	$—	$(3)

BB&T’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the first six months of 2010, BB&T transferred $76 million of trading securities and $17 million of auction rate securities issued by municipalities, from Level 3 to Level 2 as a result of increased market activity for these securities. During the second quarter of 2009, BB&T transferred $11 million of trading securities into Level 3 from Level 2 as a result of decreased market activity for these securities. There were no significant transfers between Level 1 and Level 2 during the three and six months ended June 30, 2010 and 2009, respectively.

There were no gains or losses recognized as a result of the transfers of securities between Level 2 and Level 3 in either the three or six months ended June 30, 2010 or 2009, respectively.

BB&T has investments in venture capital funds and other similar investments that are measured at fair value based on the investment’s net asset value. The significant investment strategies for these ventures are primarily equity and subordinated debt in privately-held middle market companies. The majority of these investments are not redeemable and have varying dates for which the underlying assets are expected to be liquidated by distribution through 2018. As of June 30, 2010, restrictions on the ability to sell the investments include, but are not limited to, consent of a majority member or general partner approval for transfer of ownership. There were no investments probable of sale for less than net asset value at June 30, 2010.

The net realized and unrealized gains (losses) reported for mortgage servicing rights assets are composed of a negative valuation adjustment of $232 million and the realization of expected residential mortgage servicing rights cash flows of $31 million for the quarter ended June 30, 2010. For the quarter ended June 30, 2009, the net realized and unrealized gains (losses) reported for mortgage servicing rights assets are composed of a positive valuation adjustment of $137 million and the realization of expected residential mortgage servicing rights cash flows of $32 million. BB&T uses various derivative financial instruments to mitigate the income statement effect of changes in fair value. During the three months ended June 30, 2010 and 2009, the derivative instruments produced gains of $241 million and losses of $114 million, respectively, which offset the valuation adjustments recorded.

For the six months ended June 30, 2010 and 2009, the net realized and unrealized gains (losses) reported for mortgage servicing rights assets are composed of a negative valuation adjustment of $227 million and a positive valuation adjustment of $91 million and the realization of expected residential mortgage servicing rights cash flows of $62 million and $64 million, respectively. The various derivative financial instruments used to mitigate the income statement effect of changes in fair value produced gains of $240 million and losses of $40 million for the six months ended June 30, 2010 and 2009, respectively, which offset the valuation adjustments recorded.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2010

The following table details the fair value and unpaid principal balance of loans held for sale at June 30, 2010 and December 31, 2009 that were elected to be carried at fair value.

	June 30, 2010			December 31, 2009
	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance
	(Dollars in millions)
Loans held for sale reported at fair value
Total (1)(2)	$2,044	$1,993	$51	$2,551	$2,544	$7
Nonaccrual loans	2	2	—	5	6	(1)
Loans 90 days or more past due and still accruing interest	2	2	—	2	2	—

(1)	The change in fair value is reflected in mortgage banking income.
(2)	Excludes loans held for sale carried at the lower of cost or market.

Also, BB&T may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. Assets measured at fair value on a nonrecurring basis for the periods ended June 30, 2010 and December 31, 2009 that were still held on the balance sheet at June 30, 2010 and December 31, 2009 totaled $2.7 billion and $2.4 billion, respectively. The June 30, 2010 amount consists of $1.3 billion of impaired loans, excluding covered loans, and $1.4 billion of foreclosed real estate, excluding covered foreclosed real estate, that were classified as Level 3 assets. The December 31, 2009 amount consists of $941 million of impaired loans, excluding covered loans, and $1.5 billion of foreclosed real estate, excluding covered foreclosed real estate, that were classified as Level 3 assets. During the three months ended June 30, 2010 and 2009, BB&T recorded $256 million and $111 million, respectively, in losses related to write-downs of impaired loans and $193 million and $27 million, respectively, in losses related to write-downs of foreclosed real estate. For the six months ended June 30, 2010 and 2009, BB&T recorded $415 million and $189 million, respectively, in losses related to write-downs of impaired loans and $318 million and $43 million, respectively, in losses related to write-downs of foreclosed real estate. These write-downs are generally based on the appraised value of the underlying collateral.

Additionally, accounting standards require the disclosure of the estimated fair value of financial instruments that are not recorded at fair value. A financial instrument is defined as cash, evidence of an ownership interest in an entity or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity. For the financial instruments that BB&T does not record at fair value, estimates of fair value are made at a point in time, based on relevant market data and information about the financial instrument. Fair values are calculated based on the value of one trading unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, estimated transaction costs that may result from bulk sales or the relationship between various financial instruments. No readily available market exists for a significant portion of BB&T’s financial instruments. Fair value estimates for these instruments are based on current economic conditions, currency and interest rate risk characteristics, loss experience and other factors. Many of these estimates involve uncertainties and matters of significant judgment and cannot be determined with precision. Therefore, the calculated fair value estimates in many instances cannot be substantiated by comparison to independent markets and, in many cases, may not be realizable in a current sale of the instrument. In addition, changes in assumptions could significantly affect these fair value estimates. The following methods and assumptions were used by BB&T in estimating the fair value of these financial instruments.

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

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2010

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

The following is a summary of the carrying amounts and fair values of those financial assets and liabilities that BB&T has not recorded at fair value:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in millions)
Financial assets:
Loans and leases, net of allowance for loan and lease losses (1)	$99,952	$99,462	$101,056	$100,794

Financial liabilities:
Deposits	104,451	103,140	114,965	112,917
Long-term debt	22,086	23,163	21,376	21,018

(1)	Includes loans held for sale carried at the lower of cost or market.

The following is a summary of the notional or contractual amounts and fair values of BB&T’s off-balance sheet financial instruments as of the periods indicated:

	June 30, 2010		December 31, 2009
	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value
	(Dollars in millions)
Contractual commitments:
Commitments to extend, originate or purchase credit	$37,539	$49	$36,130	$48
Residential mortgage loans sold with recourse	1,857	6	1,986	6
Other loans sold with recourse	4,107	15	3,989	12
Letters of credit and financial guarantees written	7,751	36	7,999	40
Commitments to fund affordable housing investments	255	244	371	357

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2010

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

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2010

The following tables set forth certain information concerning BB&T’s derivative financial instruments and related hedged items as of the periods indicated:

Derivative Classifications and Hedging Relationships

	Hedged Item or Transaction	June 30, 2010
		Notional Amount	Fair Value
			Gain (1)	Loss (1)
		(Dollars in millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts:
Receive fixed swaps	First forecasted interest receipts on commercial loans	$500	$5	$—
Pay fixed swaps	First forecasted interest payments on 3 month LIBOR funding	6,250	—	(171)
Caps	First forecasted interest payments on 3 month LIBOR funding	200	—	—

Total		6,950	5	(171)

Derivatives Designated as Net Investment Hedges:
Foreign exchange contracts		73	4	—

Total		73	4	—

Derivatives Designated as Fair Value Hedges:
Interest rate contracts:
Receive fixed swaps	Individual fixed rate long-term debt issuances	2,110	211	—
Receive fixed swaps	Long-term CD’s	69	—	—
Pay fixed swaps	Individual fixed rate municipal securities classified as available for sale	355	—	(98)

Total		2,534	211	(98)

Derivatives Not Designated as Hedges:
Client-related and other risk management
Interest rate contracts
Receive fixed swaps		10,282	597	(3)
Pay fixed swaps		9,534	4	(606)
Other swaps		3,750	2	(6)
Option trades		376	—	—
Swaptions		539	32	(32)
Futures contracts		1,334	—	—
Collars		121	5	(6)
Foreign exchange contracts		406	6	(10)
Mortgage Banking
Interest rate contracts
Interest rate lock commitments		3,759	47	—
Forward commitments		7,009	14	(89)
Swaptions		200	13	—
Option trades		104	—	—
Receive fixed swaps		25	1	—
TBA/When issued securities		13	—	—
Mortgage Servicing Rights
Interest rate contracts
Receive fixed swaps		1,240	132	—
Pay fixed swaps		1,027	—	(44)
Swaptions		6,630	262	(25)
Futures contracts		3,693	5	(5)
When issued securities and Forward rate agreements		4,588	34	—

Total		54,630	1,154	(826)

Total Derivatives		$64,187	$1,374	$(1,095)

(1)	Derivatives in a gain position are recorded as Other assets and derivatives in a loss position are recorded as Other liabilities on the Consolidated Balance Sheet.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2010

Derivative Classifications and Hedging Relationships

		December 31, 2009
	Hedged Item or Transaction	Notional Amount	Fair Value
			Gain (1)	Loss (1)
		(Dollars in millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts:
Receive fixed swaps	First forecasted interest receipts on commercial loans	$1,000	$28	$—
Pay fixed swaps	First forecasted interest payments on 3 month LIBOR funding	4,300	38	(26)
Caps	First forecasted interest payments on 3 month LIBOR funding	200	—	—

Total		5,500	66	(26)

Derivatives Designated as Net Investment Hedges:
Foreign exchange contracts		73	—	(1)

Total		73	—	(1)

Derivatives Designated as Fair Value Hedges:
Interest rate contracts:
Receive fixed swaps	Individual fixed rate long-term debt issuances	3,429	192	(43)
Receive fixed swaps	Long-term CD’s	328	2	—
Pay fixed swaps	Individual fixed rate municipal securities classified as available for sale	354	—	(50)

Total		4,111	194	(93)

Derivatives Not Designated as Hedges:
Client-related and other risk management
Interest rate contracts
Receive fixed swaps		10,004	392	(32)
Pay fixed swaps		10,401	32	(369)
Other swaps		7,014	3	(3)
Option trades		922	—	—
Swaptions		538	24	(24)
Futures contracts		611	—	—
Collars		123	4	(5)
Foreign exchange contracts		373	7	(6)
Mortgage Banking
Interest rate contracts
Interest rate lock commitments		2,970	5	(19)
Forward commitments		4,662	48	(5)
Swaptions		200	11	—
Option trades		340	1	(5)
TBA/When issued securities		30	—	—
Futures contracts		50	—	(1)
Mortgage Servicing Rights
Interest rate contracts
Receive fixed swaps		1,968	—	(69)
Pay fixed swaps		654	4	—
Swaptions		5,575	191	(2)
Futures contracts		4,631	1	(3)
When issued securities and Forward rate agreements		5,425	—	(37)

Total		56,491	723	(580)

Total Derivatives		$66,175	$983	$(700)

(1)	Derivatives in a gain position are recorded as Other assets and derivatives in a loss position are recorded as Other liabilities on the Consolidated Balance Sheet.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2010

The following tables set forth certain information concerning the effect of BB&T’s derivative financial instruments on the Consolidated Statements of Income for the periods indicated:

The Effect of Derivative Instruments on the Consolidated Statements of Income

for the Three Month Period Ended June 30, 2010

(Dollars in millions)

	Effective Portion			Ineffective Portion
	Gain or (Loss) Recognized in OCI	Location of Amounts Reclassified from AOCI into Income	(Gain) or Loss Reclassified from AOCI into Income	Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income
Derivatives Designated as Cash Flow Hedges
Interest rate contracts	$(137)	Total interest income	$(12)	Other noninterest income	$—
		Total interest expense	4

			$(8)

Derivatives Designated as Net Investment Hedges
Foreign exchange contracts	$4		$—		$—

	Effective Portion		Ineffective Portion
	Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income	Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income
Derivatives Designated as Fair Value Hedges
Interest rate contracts	Total interest expense	$45	Other noninterest income	$(2)
Interest rate contracts	Total interest income	(5)	Other noninterest expense	—

Total		$40		$(2)

Derivatives Not Designated as Hedges
Client-related and other risk management
Interest rate contracts	Other noninterest income	$(3)
Other derivatives	Other noninterest income	—
Foreign exchange contracts	Other nondeposit fees and commissions	2
Mortgage Banking
Interest rate contracts	Mortgage banking income	(27)
Mortgage Servicing Rights
Interest rate contracts	Mortgage banking income	241

Total		$213

Note: All amounts for Other Comprehensive Income (OCI) and Accumulated Other Comprehensive Income (AOCI) are stated on a pre-tax basis.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2010

The Effect of Derivative Instruments on the Consolidated Statements of Income

for the Three Month Period Ended June 30, 2009

(Dollars in millions)

	Effective Portion			Ineffective Portion
	Gain or (Loss) Recognized in OCI	Location of Amounts Reclassified from AOCI into Income	(Gain) or Loss Reclassified from AOCI into Income	Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income
Derivatives Designated as Cash Flow Hedges
Interest rate contracts	$69	Total interest income	$(9)	Other noninterest income	$1
		Total interest expense	(2)

			$(11)

Derivatives Designated as Net Investment Hedges
Foreign exchange contracts	$(1)		$—		$—

	Effective Portion		Ineffective Portion
	Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income	Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income
Derivatives Designated as Fair Value Hedges
Interest rate contracts	Total interest expense	$42	Other noninterest income	$2
Interest rate contracts	Total interest income	(5)	Other noninterest expense	—

Total		$37		$2

Derivatives Not Designated as Hedges
Client-related and other risk management
Interest rate contracts	Other noninterest income	$6
Other derivatives	Other noninterest income	(17)
Foreign exchange contracts	Other nondeposit fees and commissions	(4)
Mortgage Banking
Interest rate contracts	Mortgage banking income	36
Mortgage Servicing Rights
Interest rate contracts	Mortgage banking income	(114)

Total		$(93)

Note: All amounts for Other Comprehensive Income (OCI) and Accumulated Other Comprehensive Income (AOCI) are stated on a pre-tax basis.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2010

The Effect of Derivative Instruments on the Consolidated Statements of Income

for the Six Month Period Ended June 30, 2010

(Dollars in millions)

	Effective Portion			Ineffective Portion
	Gain or (Loss) Recognized in OCI	Location of Amounts Reclassified from AOCI into Income	(Gain) or Loss Reclassified from AOCI into Income	Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income
Derivatives Designated as Cash Flow Hedges Interest rate contracts	$(196)	Total interest income	$(28)	Other noninterest income	$—
		Total interest expense	9

			$(19)

Derivatives Designated as Net Investment Hedges
Foreign exchange contracts	$1		$—		$—

	Effective Portion		Ineffective Portion
	Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income	Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income
Derivatives Designated as Fair Value Hedges
Interest rate contracts	Total interest expense	$97	Other noninterest income	$(1)
Interest rate contracts	Total interest income	(10)	Other noninterest expense	—

Total		$87		$(1)

Derivatives Not Designated as Hedges
Client-related and other risk management
Interest rate contracts	Other noninterest income	$(4)
Other derivatives	Other noninterest income	—
Foreign exchange contracts	Other nondeposit fees and commissions	3
Mortgage Banking
Interest rate contracts	Mortgage banking income	(47)
Mortgage Servicing Rights
Interest rate contracts	Mortgage banking income	240

Total		$192

Note: All amounts for Other Comprehensive Income (OCI) and Accumulated Other Comprehensive Income (AOCI) are stated on a pre-tax basis.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2010

The Effect of Derivative Instruments on the Consolidated Statements of Income

for the Six Month Period Ended June 30, 2009

(Dollars in millions)

	Effective Portion			Ineffective Portion
	Gain or (Loss) Recognized in OCI	Location of Amounts Reclassified from AOCI into Income	(Gain) or Loss Reclassified from AOCI into Income	Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income
Derivatives Designated as Cash Flow Hedges Interest rate contracts	$90	Total interest income	$(15)	Other noninterest income	$1
		Total interest expense	(3)

			$(18)

Derivatives Designated as Net Investment Hedges
Foreign exchange contracts	$(3)		$—		$—

	Effective Portion		Ineffective Portion
	Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income	Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income
Derivatives Designated as Fair Value Hedges
Interest rate contracts	Total interest expense	$80	Other noninterest income	$7
Interest rate contracts	Total interest income	(8)	Other noninterest expense	—

Total		$72		$7

Derivatives Not Designated as Hedges
Client-related and other risk management Interest rate contracts	Other noninterest income	$17
Other derivatives	Other noninterest income	(20)
Foreign exchange contracts	Other nondeposit fees and commissions	(3)
Mortgage Banking
Interest rate contracts	Mortgage banking income	42
Mortgage Servicing Rights
Interest rate contracts	Mortgage banking income	(40)

Total		$(4)

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

Cash Flow Hedges

At June 30, 2010 and December 31, 2009, BB&T had designated notional values of $7.0 billion and $5.5 billion, respectively, of derivatives as cash flow hedges. At June 30, 2010, these cash flow hedges reflected a net unrealized loss of $166 million, with instruments in a gain position reflecting a fair value of $5 million recorded in other assets and instruments in a loss position reflecting a fair value of $171 million recorded in other liabilities. At December 31, 2009, these cash flow hedges reflected a net unrealized gain of $40 million, with instruments in a gain position reflecting a fair value of $66 million recorded in other assets and instruments in a loss position reflecting a fair value of $26 million recorded in other liabilities.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2010

For a qualifying cash flow hedge, the portion of changes in the fair value of the derivatives that have been highly effective are recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. The impact on earnings resulting from the ineffectiveness of cash flow hedges for the three and six months ended June 30, 2010 and 2009, was not material.

Accumulated other comprehensive income included $34 million and $54 million in unrecognized after-tax gains on interest rate swaps, caps and floors hedging variable interest payments on business loans at June 30, 2010 and December 31, 2009, respectively. These amounts included unrecognized after-tax gains on terminated swaps, caps and collars of $31 million and $29 million at June 30, 2010 and December 31, 2009, respectively. In addition, accumulated other comprehensive income included $63 million in net unrecognized losses and $50 million in net unrecognized after-tax gains on interest rate swaps, caps and floors hedging variable interest payments on funding at June 30, 2010 and December 31, 2009, respectively. These amounts included unrecognized after-tax gains on terminated hedges related to variable-rate funding of $44 million and $52 million at June 30, 2010 and December 31, 2009, respectively. Also included in accumulated other comprehensive income at June 30, 2010 and December 31, 2009 are unrecognized after-tax gains of $3 million on terminated interest rate swaps hedging variable interest payments on long-term debt.

The estimated net amount in accumulated other comprehensive income at June 30, 2010 that is expected to be reclassified into earnings within the next 12 months is a net after-tax gain of $2.5 million.

All of BB&T’s cash flow hedges are hedging exposure to variability in future cash flows for forecasted transactions related to the payment of variable interest on then existing financial instruments. The maximum length of time over which BB&T is hedging its exposure to the variability in future cash flows for forecasted transactions related to variable interest payments on existing financial instruments at June 30, 2010 and December 31, 2009 is 7.1 years and 6.6 years, respectively.

Fair Value Hedges

At June 30, 2010 and December 31, 2009, BB&T had designated notional values of $2.5 billion and $4.1 billion, respectively, of derivatives as fair value hedges. These fair value hedges reflected a net unrealized gain of $113 million and $101 million at June 30, 2010 and December 31, 2009, respectively, with instruments in a gain position reflecting a fair value of $211 million and $194 million, respectively, recorded in other assets and instruments in a loss position reflecting a fair value of $98 million and $93 million, respectively, recorded in other liabilities.

For a qualifying fair value hedge, changes in the value of the derivatives that have been highly effective as hedges are recognized in current period earnings along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged. For the six months ended June 30, 2010, BB&T terminated certain fair value hedges relating to its long-term debt and received proceeds of $152 million. BB&T also terminated certain fair value hedges related to its long-term debt during the six months ended June 30, 2009 and received $74 million in proceeds. The proceeds from these terminations were included in cash flows from financing activities. The impact on earnings resulting from fair value hedge ineffectiveness was a $1 million loss and a $7 million gain during the six months ended June 30, 2010 and 2009, respectively.

Derivatives Not Designated As Hedges

BB&T also held $54.6 billion and $56.5 billion in notional value of derivatives not designated as hedges at June 30, 2010 and December 31, 2009, respectively. These instruments were in a net gain position with a net estimated fair value of $328 million and $143 million at June 30, 2010 and December 31, 2009, respectively. Changes in the fair value of these derivatives are reflected in current period earnings.

Derivatives not designated as a hedge include the notional amounts of $11.1 billion and $8.2 billion that have been entered into as risk management instruments for mortgage banking operations at June 30, 2010 and December 31, 2009, respectively. For mortgage loans originated for sale, BB&T is exposed to changes in market rates and conditions subsequent

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2010

to the interest rate lock and funding date. BB&T’s risk management strategy related to its interest rate lock commitment derivatives and loans held for sale includes using mortgage-based derivatives such as forward commitments and options in order to mitigate market risk.

Derivatives not designated as a hedge include the notional amounts of $17.2 billion and $18.3 billion that have been entered into as risk management instruments for mortgage servicing rights at June 30, 2010 and December 31, 2009, respectively. For the six months ended June 30, 2010, the $240 million gain on these derivatives is offset by a negative $227 million valuation adjustment related to the mortgage servicing asset. For the six months ended June 30, 2009, the $40 million loss on these derivatives was offset by a positive $91 million valuation adjustment related to the mortgage servicing asset. For the quarter ended June 30, 2010, the $241 million gain on these derivatives was offset by a negative $232 million valuation adjustment related to the mortgage servicing asset. For the quarter ended June 30, 2009, the $114 million loss on these derivatives was offset by a positive $137 million valuation adjustment related to the mortgage servicing asset.

BB&T also held derivatives not designated as hedges with notional amounts totaling $26.3 billion and $30.0 billion at June 30, 2010 and December 31, 2009, respectively, as risk management instruments primarily to facilitate transactions on behalf of its clients, as well as activities related to balance sheet management.

Net Investment Hedges

At June 30, 2010 and December 31, 2009, BB&T had designated notional values of $73 million of derivatives as net investment hedges used to hedge the variability in a foreign currency exchange rate.

Derivatives Credit Risk

Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. BB&T controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. In addition, certain counterparties are required to provide cash collateral to BB&T when their unsecured loss positions exceed certain negotiated limits. These bilateral limits are typically based on current credit ratings and vary with ratings changes. As of June 30, 2010 and December 31, 2009, BB&T had received cash collateral of approximately $158 million and $82 million, respectively. In addition, BB&T had posted collateral of $396 million and $138 million at June 30, 2010 and December 31, 2009, respectively. In the event that BB&T’s credit ratings had been downgraded below investment grade, the amount of collateral posted would have increased by $24 million and $50 million as of June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010 and December 31, 2009, BB&T had approximately $9 million and $26 million, respectively, of unsecured positions with derivative dealers. All of the derivative contracts to which BB&T is a party settle monthly, quarterly or semiannually. In the case of contracts with derivative dealers, BB&T only transacts with dealers that are national market makers with strong credit ratings. Further, BB&T has netting agreements with the dealers with which it does business. Because of these factors, BB&T’s credit risk exposure related to derivatives contracts at June 30, 2010 and December 31, 2009 was not material.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2010

NOTE 16. Computation of Earnings Per Common Share

BB&T’s basic and diluted earnings per common share amounts for the three and six month periods ended June 30, 2010 and 2009, respectively, were calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in millions, except per share data, shares in thousands)
Basic Earnings Per Common Share:
Net income available to common shareholders	$210	$121	$398	$392

Weighted average number of common shares	692,113	602,726	691,456	581,382

Basic earnings per common share	$.30	$.20	$.58	$.67

Diluted Earnings Per Common Share:
Net income available to common shareholders	$210	$121	$398	$392

Weighted average number of common shares	692,113	602,726	691,456	581,382
Effect of dilutive outstanding equity-based awards	9,209	6,071	8,767	4,874

Weighted average number of diluted common shares	701,322	608,797	700,223	586,256

Diluted earnings per common share	$.30	$.20	$.57	$.67

For the three months ended June 30, 2010 and 2009, the number of anti-dilutive awards was 25.8 million and 39.1 million shares, respectively. For the six months ended June 30, 2010 and 2009, the number of anti-dilutive awards was 32.1 million and 39.3 million shares, respectively.

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

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2010

The following tables disclose selected financial information with respect to BB&T’s reportable business segments for the periods indicated:

BB&T Corporation

Reportable Segments

For the Three Months Ended June 30, 2010 and 2009

	Banking Network		Residential Mortgage Banking		Sales Finance		Specialized Lending		Insurance Services
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
	(Dollars in millions)
Net interest income (expense)	$446	$433	$242	$277	$99	$101	$222	$204	$—	$1
Net funds transfer pricing (FTP)	521	448	(164)	(182)	(62)	(71)	(46)	(56)	—	—

Net interest income (expense) and FTP	967	881	78	95	37	30	176	148	—	1

Economic provision for loan and lease losses	380	531	169	76	11	28	14	56	—	—
Noninterest income	342	314	98	170	1	1	30	31	283	277
Intersegment net referral fees (expense)	75	148	(27)	(44)	(3)	(4)	—	—	—	—
Noninterest expense	658	464	42	32	7	8	70	69	201	201
Allocated corporate expenses	207	175	3	2	3	3	11	10	14	12

Income (loss) before income taxes	139	173	(65)	111	14	(12)	111	44	68	65
Provision (benefit) for income taxes	52	65	(27)	42	6	(5)	42	18	26	25

Segment net income (loss)	$87	$108	$(38)	$69	$8	$(7)	$69	$26	$42	$40

Identifiable segment assets (period end)	$61,279	$63,391	$18,937	$20,554	$6,676	$6,359	$8,469	$8,020	$1,282	$1,288

	Financial Services		Treasury		All Other Segments (1)		Parent/ Reconciling Items		Total BB&T Corporation
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
	(Dollars in millions)
Net interest income (expense)	$7	$4	$77	$16	$52	$39	$215	$63	$1,360	$1,138
Net funds transfer pricing (FTP)	27	31	(175)	(37)	(46)	(47)	(55)	(86)	—	—

Net interest income (expense) and FTP	34	35	(98)	(21)	6	(8)	160	(23)	1,360	1,138

Economic provision for loan and lease losses	1	5	—	—	—	1	75	4	650	701
Noninterest income	152	167	242	47	12	8	(121)	(22)	1,039	993
Intersegment net referral fees (expense)	8	11	—	—	—	—	(53)	(111)	—	—
Noninterest expense	131	139	4	(6)	17	17	370	257	1,500	1,181
Allocated corporate expenses	6	6	1	1	1	(2)	(246)	(207)	—	—

Income (loss) before income taxes	56	63	139	31	—	(16)	(213)	(210)	249	249
Provision (benefit) for income taxes	21	24	35	(7)	(12)	(17)	(118)	(104)	25	41

Segment net income (loss)	$35	$39	$104	$38	$12	$1	$(95)	$(106)	$224	$208

Identifiable segment assets (period end)	$2,877	$2,936	$28,747	$35,839	$6,331	$5,090	$20,485	$8,921	$155,083	$152,398

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2010

BB&T Corporation

Reportable Segments

For the Six Months Ended June 30, 2010 and 2009

	Banking Network		Residential Mortgage Banking		Sales Finance		Specialized Lending		Insurance Services
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
	(Dollars in millions)
Net interest income (expense)	$874	$851	$480	$560	$198	$201	$433	$398	$1	$3
Net funds transfer pricing (FTP)	1,076	867	(330)	(378)	(127)	(142)	(95)	(114)	(1)	(1)

Net interest income (expense) and FTP	1,950	1,718	150	182	71	59	338	284	—	2

Economic provision for loan and lease losses	677	892	356	138	13	48	97	154	—	—
Noninterest income	658	606	176	344	1	1	61	61	533	523
Intersegment net referral fees (expense)	139	267	(52)	(79)	(6)	(7)	—	—	—	—
Noninterest expense	1,265	883	75	56	15	15	138	137	402	393
Allocated corporate expenses	410	349	6	5	5	6	21	20	28	24

Income (loss) before income taxes	395	467	(163)	248	33	(16)	143	34	103	108
Provision (benefit) for income taxes	148	176	(62)	94	13	(6)	54	14	40	42

Segment net income (loss)	$247	$291	$(101)	$154	$20	$(10)	$89	$20	$63	$66

Identifiable segment assets (period end)	$61,279	$63,391	$18,937	$20,554	$6,676	$6,359	$8,469	$8,020	$1,282	$1,288

	Financial Services		Treasury		All Other Segments (1)		Parent/ Reconciling Items		Total BB&T Corporation
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
	(Dollars in millions)
Net interest income (expense)	$10	$6	$212	$219	$94	$77	$372	$(31)	$2,674	$2,284
Net funds transfer pricing (FTP)	53	55	(369)	(193)	(91)	(93)	(116)	(1)	—	—

Net interest income (expense) and FTP	63	61	(157)	26	3	(16)	256	(32)	2,674	2,284

Economic provision for loan and lease losses	6	7	—	—	2	2	74	136	1,225	1,377
Noninterest income	298	321	260	252	24	17	(128)	(101)	1,883	2,024
Intersegment net referral fees (expense)	14	18	—	—	—	—	(95)	(199)	—	—
Noninterest expense	262	273	9	(5)	34	40	641	458	2,841	2,250
Allocated corporate expenses	12	12	2	2	(2)	—	(482)	(418)	—	—

Income (loss) before income taxes	95	108	92	281	(7)	(41)	(200)	(508)	491	681
Provision (benefit) for income taxes	36	41	(1)	70	(27)	(35)	(128)	(241)	73	155

Segment net income (loss)	$59	$67	$93	$211	$20	$(6)	$(72)	$(267)	$418	$526

Identifiable segment assets (period end)	$2,877	$2,936	$28,747	$35,839	$6,331	$5,090	$20,485	$8,921	$155,083	$152,398

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	changes in the interest rate environment may reduce net interest margins and/or the volumes and values of loans made or held as well as the value of other financial assets held;

•	competitive pressures among depository and other financial institutions may increase significantly;

•	legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which BB&T is engaged;

•	local, state or federal taxing authorities may take tax positions that are adverse to BB&T;

•	adverse changes may occur in the securities markets;

•	competitors of BB&T may have greater financial resources and develop products that enable them to compete more successfully than BB&T;

•	costs or difficulties related to the integration of the businesses of BB&T and its merger partners may be greater than expected, including the integration of Colonial Bank;

•

unpredictable natural or other disasters could have an adverse effect on BB&T in that such events could materially disrupt its operations or the ability or willingness of its customers to access the financial services offered by BB&T;

•	expected cost savings associated with completed mergers and acquisitions may not be fully realized or realized within the expected time frames, including the acquisition of Colonial Bank; and

•	deposit attrition, customer loss and/or revenue loss following completed mergers and acquisitions, including the acquisition of Colonial Bank, may be greater than expected.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, and changes among the bank regulatory agencies. Many of these provisions are subject to further study, rule making, and the discretion of regulatory bodies, such as the Financial Stability Oversight Council, which will regulate the systemic risk of the financial system. Due to BB&T’s size, the Company will be designated as “systemically significant” to the financial health of the U.S. economy and, as a result, may be subject to additional regulations. Management cannot predict the effect that compliance with the Dodd-Frank Act or any implementing regulations will have on BB&T’s businesses or its ability to pursue future business opportunities.

Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional disclosures with respect to laws and regulations affecting the Company’s businesses.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2010

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

Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments

It is the policy of BB&T to maintain an allowance for loan and lease losses and a reserve for unfunded lending commitments that represent management’s best estimate of probable credit losses that are inherent in the portfolio at the balance sheet date. Estimates for loan and lease losses are determined by analyzing historical loan and lease losses, historical loan and lease migration to charge-off experience, current trends in delinquencies and charge-offs, expected cash flows on purchased loans, current assessment of problem loan and lease administration, the results of regulatory examinations, and changes in the size, composition and risk assessment of the loan and lease portfolio. For restructured loans, re-default expectations and estimated slower prepayment speeds are incorporated in the determination of the allowance for loan and lease losses. Also included in management’s estimates for loan and lease losses are considerations with respect to the impact of current economic events, the outcomes of which are uncertain. These events may include, but are not limited to, fluctuations in overall interest rates, political conditions, legislation that may directly or indirectly affect the banking industry and economic conditions affecting specific geographical areas and industries in which BB&T conducts business. The methodology used to determine an estimate for the reserve for unfunded lending commitments is inherently similar to the methodology used in calculating the allowance for loans and leases adjusted for factors specific to binding commitments, including the probability of funding and exposure at the time of funding.

Fair Value of Financial Instruments

A significant portion of BB&T’s assets and certain liabilities are financial instruments carried at fair value. This includes securities available for sale, trading securities, derivatives, certain loans held for sale, residential mortgage servicing rights, certain short-term borrowings and venture capital investments. At June 30, 2010, the percentage of total assets and total liabilities measured at fair value was 18.4% and less than 1%, respectively. The vast majority of assets and liabilities carried at fair value are based on either quoted market prices or market prices for similar instruments. At June 30, 2010, 6.8% of assets measured at fair value were based on significant unobservable inputs. This is approximately 1% of BB&T’s total assets. See Note 14 “Fair Value Disclosures” in the “Notes to Consolidated Financial Statements” herein for additional disclosures regarding the fair value of financial instruments.

Securities

The fair values for available-for-sale and trading securities are generally based upon quoted market prices or observable market prices for similar instruments. BB&T generally utilizes a third-party pricing service in determining the fair value of its securities portfolio. The pricing service uses observable inputs when available including benchmark yields, reported

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2010

trades, broker-dealer quotes, issuer spreads, benchmark securities, bids and offers. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment by management. As of June 30, 2010, BB&T had $973 million of available-for-sale and trading securities, which is less than 1% of total assets, valued using unobservable inputs. This total includes $818 million of non-agency mortgage backed securities that are covered by a loss sharing agreement with the FDIC and $144 million of auction-rate securities. BB&T conducts periodic reviews to identify and evaluate each available-for-sale security that has an unrealized loss for other-than-temporary impairment. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. The primary factors BB&T considers in determining whether an impairment is other-than-temporary are the financial condition and near–term prospects of the issuer, including any specific events which may influence the operations of the issuer and BB&T’s intent to sell and whether it is more likely than not that the Company will be required to sell these debt securities before the anticipated recovery of the amortized cost basis.

Mortgage Servicing Rights

BB&T has a significant mortgage loan servicing portfolio and related mortgage servicing rights (“MSRs”). BB&T has two primary classes of MSRs for which it separately manages the economic risk: residential and commercial. Residential MSRs are primarily carried at fair value with changes in fair value recorded as a component of mortgage banking income each period. BB&T uses various derivative instruments to mitigate the income statement effect of changes in fair value, due to changes in valuation inputs and assumptions, of its residential MSRs. MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, BB&T estimates the fair value of residential MSRs using an option adjusted spread (“OAS”) valuation model to project MSR cash flows over multiple interest rate scenarios, which are then discounted at risk-adjusted rates. The OAS model considers portfolio characteristics, contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. BB&T reassesses and periodically adjusts the underlying inputs and assumptions in the OAS model to reflect market conditions and assumptions that a market participant would consider in valuing the MSR asset. When available, fair value estimates and assumptions are compared to observable market data and to recent market activity and actual portfolio experience. Due to the nature of the valuation inputs, MSRs are classified within Level 3 of the valuation hierarchy. The value of MSRs is significantly affected by mortgage interest rates available in the marketplace, which influence mortgage loan prepayment speeds. In general, during periods of declining interest rates, the value of MSRs declines due to increasing prepayments attributable to increased mortgage-refinance activity. Conversely, during periods of rising interest rates, the value of MSRs generally increases due to reduced refinance activity. Commercial MSRs are carried at lower of cost or market and amortized over the estimated period that servicing income is expected to be received based on projections of the amount and timing of estimated future cash flows. The amount and timing of servicing asset amortization is updated based on actual results and updated projections. In addition, BB&T has approximately $6 million of residential MSRs that are valued at the lower of cost or market. These MSRs are associated with government sponsored programs that have prepayment assumptions that are difficult to model, which make it difficult to hedge the associated risk.

Loans Held for Sale

BB&T originates certain mortgage loans to be sold to investors. These loans are carried at fair value upon the election of the Fair Value Option. The fair value is primarily based on quoted market prices for securities backed by similar types of loans. Changes in the fair value are recorded as a component of mortgage banking income while mortgage loan origination costs for loans held for sale for which the Corporation elected the Fair Value Option are recognized in noninterest expense when incurred. The changes in fair value of these assets are largely driven by changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with the mortgage loan held for sale. BB&T uses various derivative instruments to mitigate the income statement effect of changes in fair value of the underlying loans. In addition, as of June 30, 2010, BB&T held $127 million of commercial loans accounted for at the lower of cost or market in the loans held for sale portfolio. These loans were originated as loans held for investment and transferred to the loans held for sale portfolio based on management’s nonperforming asset disposition strategy.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2010

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

Venture Capital and Similar Investments

BB&T has venture capital and similar investments that are carried at fair value. Changes in the fair value of these investments are recorded in other noninterest income each period. In many cases there are no observable market values for these investments and therefore management must estimate the fair value based on a comparison of the operating performance of the company to multiples in the marketplace for similar entities. This analysis requires significant judgment and actual values in a sale could differ materially from those estimated. As of June 30, 2010, BB&T had $272 million of venture capital investments, which is less than 1% of total assets.

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

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2010

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

EXECUTIVE SUMMARY

Consolidated net income for the second quarter of 2010 totaled $224 million, up $16 million, or 7.7%, compared to $208 million earned during the second quarter of 2009. Consolidated net income available to common shareholders for the second quarter of 2010 totaled $210 million, an increase of $89 million, or 73.6%, compared to $121 million earned during the same period in 2009. On a diluted per common share basis, earnings for the three months ended June 30, 2010 were $.30, compared to $.20 for the same period in 2009, an increase of 50.0%. In the second quarter of 2009, BB&T recognized $47 million, or $.08, per diluted common share, as a reduction in earnings available to common shareholders to account for the difference between the repurchase price and the amortized cost of the preferred stock issued to the U.S. Treasury as part of the Capital Purchase Program. BB&T’s results of operations for the second quarter of 2010 produced an annualized return on average assets of .56% and an annualized return on average common shareholders’ equity of 5.01% compared to prior year ratios of .56% and 3.43%, respectively.

Consolidated net income for the first six months of 2010 totaled $418 million, a decrease of $108 million, or 20.5%, compared to $526 million earned during the first six months of 2009. Consolidated net income available to common shareholders for the first half of 2010 totaled $398 million, a slight increase compared to $392 million earned during the same period in 2009. On a diluted per common share basis, earnings for the six months ended June 30, 2010 were $.57, compared to $.67 for the same period in 2009, a decrease of 14.9%. BB&T’s results of operations for the first six months of 2010 produced an annualized return on average assets of .52% and an annualized return on average common shareholders’ equity of 4.80% compared to prior year ratios of .71% and 5.78%, respectively.

During the second quarter of 2010, management undertook a strategy to more aggressively reduce BB&T’s exposure to nonperforming loans and foreclosed properties and reduce or eliminate any delay exiting the credit cycle. As a result, nonperforming assets declined 3.1% in the second quarter of 2010 compared to the first quarter of 2010, marking the first quarterly decline since the first quarter of 2006. In connection with this strategy, BB&T successfully liquidated $682 million of problem assets, including $11 million of accruing loans. Losses from loan dispositions taken during the second quarter of 2010 related to this strategy were approximately $69 million, or $.06 per diluted common share. In addition, write-downs and losses on foreclosed properties increased $61 million, or $.05 per diluted common share, compared to the first quarter of 2010, as foreclosed property appraisals were accelerated in an effort to reduce the average age of appraisals to six months.

BB&T recorded a $650 million provision for credit losses in the second quarter of 2010, which exceeded net charge-offs by $8 million. Including $82 million of allowance related to the problem assets disposed of, the provision for credit losses exceeded net charge-offs by $90 million, or $.08 per diluted common share. The provision for loan and lease losses was down 7.3% from the second quarter of 2009, as early stage credit indicators continued to show signs of improvement.

BB&T’s net interest income increased 19.5% compared to the second quarter of 2009, as a result of higher yields on acquired loans and lower deposit costs. The higher net interest income resulted in a net interest margin of 4.12% for the second quarter of 2010, up 56 basis points compared to the same period of 2009. Noninterest income increased 4.6% primarily as a result of an increase in securities gains in the second quarter of 2010 compared to the same period of 2009. Noninterest expenses were up 27.0%, in the second quarter of 2010 compared with the corresponding period of 2009 due to higher foreclosed property expenses and growth resulting from the Colonial transaction.

BB&T’s total assets at June 30, 2010 were $155.1 billion, a decrease of $10.7 billion, or 6.4%, compared to December 31, 2009. Total loans and leases at June 30, 2010 were $104.7 billion, a decrease of $1.5 billion, or 1.4%, compared to the balance at year-end. The decrease in total loans and leases included decreases of $954 million in residential, acquisition and development loans and $842 million in covered loans acquired in the Colonial transaction. BB&T experienced an increase in lending during the second quarter of 2010, generating $17.5 billion in originations for the quarter, compared with $15.4 billion during the first quarter of 2010. The growth in lending was led by prime automobile, prime mortgage and commercial and industrial loans.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2010

Securities available for sale decreased $9.6 billion compared to the balances at December 31, 2009. The decline in the available-for-sale securities portfolio reflects a balance sheet deleveraging strategy executed in the second quarter of 2010. The sale of securities, net of other than temporary impairments, produced net securities gains of $219 million, or $.19 per diluted common share, during the second quarter of 2010 and better positioned BB&T’s balance sheet for a rising rate environment and achieves a better mix of earning assets.

Total client deposits at June 30, 2010, were $101.1 billion, a decrease of $5.6 billion, or 5.3%, from December 31, 2009. Total deposits, which include wholesale deposits sources, totaled $104.5 billion at June 30, 2010, a decrease of $10.5 billion, or 9.1%, compared to December 31, 2009. The decrease in client deposits was a result of the divestiture of Nevada branches and deposits purchased as part of the Colonial transaction as well as a decline in higher-rate certificates of deposit. BB&T also has seen an improvement in the deposit mix, with noninterest-bearing accounts representing 18.9% of total deposits at June 30, 2010, compared with 16.5% at December 31, 2009.

Total shareholders’ equity increased $499 million, or 3.1%, compared to December 31, 2009. The tangible common equity ratio was 7.0% and 6.2% at June 30, 2010 and December 31, 2009, respectively. In addition, the Tier 1 risk-based capital and total risk-based capital ratios were 11.7% and 15.8% at June 30, 2010, respectively, compared to 11.5% and 15.8%, respectively, at December 31, 2009. BB&T’s risk-based and tangible capital ratios remain well above regulatory standards for well-capitalized banks. As of June 30, 2010, measures of tangible capital were not required by the regulators and, therefore, were considered non-GAAP measures. Please refer to the section titled “Capital Adequacy and Resources” herein for a discussion of how BB&T calculates and uses these measures in the evaluation of the Company.

In the second quarter of 2010, BB&T successfully completed the systems conversion of Colonial, the largest in the Company’s history. During the quarter, BB&T also completed its second quarterly assessment of cash flows on acquired loans and determined that the loans continue to outperform prior estimates. The combined assessments in the first and second quarters resulted in additional accretion on loans of $100 million, which is reflected in interest income. This increase results from improving expectations for cash flows on certain loan pools. The assessment also revealed minimal additional impairment in certain loans, offset by recoveries in other loans resulting in a $2 million reversal of provision for loan and lease losses in the second quarter. Approximately 80% of both the additional accretion and impairment is offset through the FDIC receivable. In addition, management further reduced its estimate of one-time costs associated with the Colonial acquisition to $100 million, a reduction of $40 million from the estimate at March 31, 2010. Of the total estimated one-time costs, $80 million has been incurred and expensed to date.

Early in the third quarter, the Dodd–Frank Act was signed into law. This legislation represents one of the more significant legislative actions ever to affect the financial services industry. While many of the provisions of the legislation will have minimal or no impact to BB&T, certain aspects are likely to result in higher costs and reduced revenues in the near term. Over the longer-term, management expects that changes in products and services offered will minimize or eliminate many of the negative financial impacts to BB&T.

Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2009, for additional information with respect to BB&T’s recent accomplishments and significant challenges. The factors causing the fluctuations in the major balance sheet and income statement categories for the second quarter and first six months of 2010 compared to the corresponding periods of 2009 are further discussed in the following sections.

ANALYSIS OF FINANCIAL CONDITION

Securities

Securities available for sale totaled $23.7 billion at June 30, 2010, a decrease of $9.6 billion, or 28.8%, compared with December 31, 2009. Trading securities totaled $587 million, a decrease of $49 million compared with the balance at December 31, 2009. Average securities available for sale for the second quarter of 2010 were $28.3 billion, a decrease of $1.2 billion, or 4.1%, compared with the average balance during the second quarter of 2009. Average securities available for sale for the first six months of 2010 were $30.6 billion, an increase of $632 million, or 2.1%, compared to the average balance during the first six months of 2009. This increase in average securities reflects the covered securities purchased as part of the Colonial transaction, which averaged $1.2 billion during the second quarter and first half of 2010. The declines in

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2010

the ending balance and quarterly average for securities available for sale portfolio were primarily the result of BB&T deleveraging the balance sheet in the second quarter. The Company sold $13.1 billion of securities, with a yield of 3.99%, and recorded net gains of $219 million. BB&T purchased $5.1 billion of securities yielding 3.32%. These transactions achieve a better mix of earning assets and significantly improve asset sensitivity. The percentage of securities to earning assets was reduced from 23.4% at March 31, 2010 to 18.1% at June 30, 2010. The securities deleverage also improves BB&T’s current capital position and reduces the portfolio duration from 4.6 years at March 31, 2010 to 3.7 years at June 30, 2010.

The annualized fully taxable equivalent (“FTE”) yield on the average securities portfolio for the second quarter of 2010 was 4.30%, which represents an increase of 4 basis points compared to the annualized yield earned during the second quarter of 2009. The annualized FTE yield on the average securities portfolio for the first six months of 2010 was 4.28%, which represents a decrease of 27 basis points compared to the annualized yield earned during the first six months of 2009. The decrease in the annualized FTE yield on the average securities portfolio was primarily the result of reinvesting $12.0 billion in securities sales from the first quarter of 2009 into securities with shorter durations and lower yields. Partially offsetting this decline, the FTE yield benefited from the addition of the securities acquired in the Colonial transaction.

On June 30, 2010, BB&T held certain investment securities having continuous unrealized loss positions for more than 12 months. As of June 30, 2010, the unrealized losses on these securities totaled $304 million. All of these losses were in non-agency mortgage-backed and municipal securities. At June 30, 2010, all of the available-for-sale debt securities in an unrealized loss position, excluding those covered by FDIC loss sharing agreements, were investment grade with the exception of (a) bonds with an amortized cost of $3 million from one issuer of auction rate securities; (b) two municipal bonds with an amortized cost of $8 million; (c) sixteen non-agency mortgage-backed securities with an amortized cost of $923 million and (d) one non-agency commercial mortgage-backed security with an amortized cost of $25 million. At June 30, 2010, the total unrealized loss on these non-investment grade securities was $224 million. All of the non-investment grade securities referenced above were initially investment grade and have been downgraded since purchase. BB&T evaluated all of its debt securities for credit impairment. During the second quarter of 2010, BB&T determined that certain of the non-agency mortgage-backed securities had credit losses evident and recorded other-than-temporary impairment of $5 million. As of June 30, 2010, BB&T’s evaluation of the other securities with continuous unrealized losses indicated that there were no credit losses evident. Furthermore, as of the date of the evaluation, BB&T did not intend to sell, and it was more likely than not that the Company would not be required to sell, these debt securities before the anticipated recovery of the amortized cost basis.

See Note 3 “Securities” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to BB&T’s evaluation of securities for other-than-temporary impairment.

Loans and Leases

BB&T emphasizes commercial lending to small and medium-sized businesses, consumer lending, mortgage lending and specialized lending with an overall goal of maximizing the profitability of the loan portfolio, maintaining strong asset quality and achieving an equal mix of consumer and commercial loans. For the second quarter of 2010, average total loans were $104.0 billion, an increase of $4.4 billion, or 4.4%, compared to the same period in 2009. For the first six months of 2010, average total loans were $104.2 billion, an increase of $4.6 billion, or 4.6%, compared to the same period in 2009. The growth in average loans includes the impact of the Colonial transaction, which contributed $7.3 billion and $7.5 billion in average loans for the second quarter and first six months of 2010, respectively.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2010

The following table presents the composition of average loans and leases for the three and six months ended June 30, 2010 and 2009, respectively:

Table 1

Composition of Average Loans and Leases

	For the Three Months Ended
	June 30, 2010		June 30, 2009
	Balance	% of total	Balance	% of total
	(Dollars in millions)
Commercial loans and leases	$49,079	47.1%	$50,342	50.6%
Direct retail loans	13,994	13.5	14,785	14.8
Sales finance loans	6,729	6.5	6,302	6.3
Revolving credit loans	2,002	1.9	1,802	1.8
Mortgage loans	15,586	15.0	16,002	16.1
Specialized lending loans	7,645	7.4	6,985	7.0
Other acquired loans	96.1		—	—

Total average loans and leases held for investment (excluding covered loans)	95,131	91.5	96,218	96.6
Covered loans	7,162	6.9	—	—

Total average loans and leases held for investment	102,293	98.4	96,218	96.6
Loans held for sale	1,671	1.6	3,359	3.4

Total average loans and leases	$103,964	100.0%	$99,577	100.0%

	For the Six Months Ended
	June 30, 2010		June 30, 2009
	Balance	% of total	Balance	% of total
	(Dollars in millions)
Commercial loans and leases	$49,229	47.2%	$50,486	50.7%
Direct retail loans	14,079	13.5	15,022	15.1
Sales finance loans	6,568	6.3	6,322	6.3
Revolving credit loans	1,997	1.9	1,785	1.8
Mortgage loans	15,522	14.9	16,378	16.4
Specialized lending loans	7,562	7.3	6,739	6.8
Other acquired loans	102.1		—	—

Total average loans and leases held for investment (excluding covered loans)	95,059	91.2	96,732	97.1
Covered loans	7,401	7.1	—	—

Total average loans and leases held for investment	102,460	98.3	96,732	97.1
Loans held for sale	1,754	1.7	2,918	2.9

Total average loans and leases	$104,214	100.0%	$99,650	100.0%

Average commercial loans and leases were down 2.5% for the second quarter and the first six months of 2010 compared to the corresponding periods of 2009. The decline in the commercial portfolio is largely a result of lower commercial real estate balances, as management has intentionally lowered its exposures to real estate lending during the economic downturn. BB&T’s Residential, Acquisition and Development portfolio has declined $2.1 billion in the past twelve months, from $6.9 billion at June 30, 2009 to $4.8 billion at June 30, 2010. This decline has been somewhat offset by increases in commercial and industrial lending. Management has added a number of new producers in the corporate and middle-market banking area in an effort to increase commercial and industrial lending to better diversify the loan portfolio and capitalize on the strength of BB&T’s balance sheet during the economic downturn.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2010

Average direct retail loans declined 5.4% and 6.3% for the second quarter and the first six months of 2010, respectively, compared to the corresponding periods of 2009. This portfolio is primarily home equity loans and lines to individuals and has been negatively affected by the downturn in the residential real estate markets. In addition, the residential lot/land component of this portfolio has been declining, as management continues to reduce exposures to these types of loans. Residential lot/land loans have decreased $357 million, or 18.8%, since June 30, 2009.

Average mortgage loans held for investment declined 2.6% and 5.2% for the second quarter and the first six months of 2010, respectively, compared to the corresponding periods of 2009. The decline in average mortgage loans is primarily due to the vast majority of new residential mortgage originations being sold in the secondary market. Average loans held for sale, which is primarily residential mortgage loans, decreased 50.3% and 39.9% for the second quarter and the first six months of 2010 compared to the same period in 2009 due to lower refinance activity in 2010 compared to 2009.

Average specialized lending loans increased 9.4% and 12.2% for the second quarter and the first six months of 2010, respectively. Growth in specialized lending has primarily been in automobile loans and other consumer credits. Average sales finance loans increased 6.8% and 3.9% for the second quarter and the first six months of 2010, respectively, as prime automobile lending has improved.

The annualized FTE yield for the total loan portfolio for the second quarter of 2010 was 5.95% compared to 5.44% in the second quarter of 2009. The annualized yield on commercial loans for the second quarter of 2010 was 4.21%, a decrease of 4 basis points compared to the same period in 2009, while the annualized yield on direct retail loans for the second quarter of 2010 dropped to 5.31% compared to 5.44% in the same period in 2009. The annualized yield on residential mortgage loans for the second quarter of 2010 was 5.51%, a decrease of 24 basis points compared to the same period in 2009. The annualized FTE yield on the total loan portfolio for the first six months of 2010 was 5.80%, which reflects an increase of 37 basis points compared to the same period in 2009. The increases in the FTE yield on the total loan portfolio for the second quarter and the first half of 2010 were primarily the result of the acquired loans from the Colonial transaction, which have higher yields.

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

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2010

At June 30, 2010, approximately $1.8 billion of BB&T’s loan portfolio, excluding covered loans, have active interest reserves (i.e. current funding of interest charges through a reserve). Interest income related to loans with active interest reserves totaled approximately $14 million, which represented approximately 1% of total interest income for the quarter ended June 30, 2010.

Other Interest-Earning Assets

Average other interest-earning assets totaled $3.1 billion for the second quarter of 2010, compared to $2.1 billion for the same period of 2009. The increase in average other interest-earning assets included increases of $443 million in average interest-bearing deposits with banks, $268 million in average trading securities and $176 million in average balances of FHLB stock, compared to the second quarter of 2009. For the first six months of 2010, average other interest-earning assets increased $806 million compared to the same period of 2009. The average yield on other interest-earning assets was .57% for the second quarter of 2010 compared to .92% for the second quarter of 2009. The average yield on other interest-earning assets was .56% for the first six months of 2010, compared to .94% for the same period in 2009.

Noninterest-Earning Assets

BB&T’s other noninterest-earning assets, including premises and equipment, goodwill, core deposit and other intangible assets, residential mortgage servicing rights, FDIC loss share receivable and noninterest-bearing cash and due from banks, increased $411 million from December 31, 2009 to June 30, 2010. The growth in this category was partially due to the purchase of premises and equipment recorded in the first quarter of 2010 in connection with the Colonial transaction. In addition, BB&T made a payment to the IRS of approximately $892 million in the first quarter of 2010 in connection with a disputed tax position, which resulted in an increase in other assets. These increases were partially offset by a reduction in the FDIC loss share receivable of $832 million due to reimbursements received.

Deposits

Deposits totaled $104.5 billion at June 30, 2010, a decrease of $10.5 billion, or 9.1%, from December 31, 2009. Client deposits generated through the BB&T banking network are the largest source of funds used to support asset growth. Client deposits totaled $101.1 billion at June 30, 2010, a decrease of $5.6 billion, or 5.3%, from December 31, 2009. These decreases are primarily due to redemptions of wholesale deposits and higher rate certificates of deposit in connection with BB&T’s balance sheet deleveraging, as well as the sale of Nevada deposits acquired in the Colonial transaction.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2010

The following table presents the composition of average deposits for the second quarter and six months ended June 30, 2010 and 2009:

Table 2

Composition of Average Deposits

	For the Three Months Ended
	June 30, 2010		June 30, 2009
	Balance	% of total	Balance	% of total
	(Dollars in millions)
Noninterest-bearing deposits	$19,346	18.1%	$15,443	16.4%
Interest checking	3,905	3.6	2,670	2.8
Other client deposits	50,207	47.0	41,926	44.4
Client certificates of deposit	28,745	26.8	25,888	27.4

Total client deposits	102,203	95.5	85,927	91.0
Other interest-bearing deposits	4,857	4.5	8,458	9.0

Total average deposits	$107,060	100.0%	$94,385	100.0%

	For the Six Months Ended
	June 30, 2010		June 30, 2009
	Balance	% of total	Balance	% of total
	(Dollars in millions)
Noninterest-bearing deposits	$18,907	17.3%	$14,640	15.5%
Interest checking	3,826	3.5	2,566	2.7
Other client deposits	50,955	46.8	41,317	43.9
Client certificates of deposit	29,784	27.3	26,512	28.2

Total client deposits	103,472	94.9	85,035	90.3
Other interest-bearing deposits	5,563	5.1	9,126	9.7

Total average deposits	$109,035	100.0%	$94,161	100.0%

Average deposits for the second quarter of 2010 increased $12.7 billion, or 13.4%, compared to the same period in 2009. The categories of deposits with the highest growth for the second quarter of 2010 compared to the second quarter of 2009 were other client deposits, which include money market deposit accounts, savings accounts, individual retirement accounts and other time deposits, which increased $8.3 billion, or 19.8%, and noninterest-bearing deposits, which increased $3.9 billion, or 25.3%. Client certificates of deposit and interest checking also increased $2.9 billion and $1.2 billion, respectively, compared to the second quarter of 2009.

Average deposits for the first six months of 2010 increased $14.9 billion, or 15.8%, compared to the first six months of 2009. The categories of deposits with the highest growth for the first six months of 2010 compared to the same period of 2009 were other client deposits, which increased $9.6 billion, or 23.3%, and noninterest-bearing deposits which increased $4.3 billion, or 29.1%.

The overall mix of deposits continues to improve, as average client deposits grew 18.9% in the second quarter of 2010, compared to a decline of 42.6% in other interest-bearing deposits. The improvement can be attributed to strong growth in noninterest-bearing and other client deposits, which was driven by the Colonial transaction. BB&T has also been successful in attracting new business and individual accounts by emphasizing the strength of BB&T’s franchise. During the first six months of 2010, BB&T produced approximately 77,000 net new transaction deposit accounts through its retail branch, online and Phone 24 delivery channels. This represents a 95.7% increase in net new transaction accounts compared to the first six months of 2009.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2010

Borrowings

While client deposits remain the primary source for funding loan originations and other balance sheet growth, BB&T uses short-term borrowings as a supplementary funding source. Short-term borrowings utilized by BB&T include Federal funds purchased, securities sold under repurchase agreements, master notes, U.S. Treasury tax and loan deposit notes, and short-term bank notes. At June 30, 2010, short-term borrowings totaled $6.1 billion, a decrease of $2.0 billion, or 25.0%, compared to December 31, 2009. The decrease in these borrowings compared to December 31, 2009, was primarily due to deleveraging the balance sheet, which reduced the need for this type of funding.

BB&T also utilizes long-term debt to provide both funding, and to a lesser extent, regulatory capital. Long-term debt consists of Federal Home Loan Bank advances to Branch Bank, corporate senior and subordinated notes, senior and subordinated notes issued by Branch Bank, and junior subordinated debentures issued by BB&T. Long-term debt totaled $22.1 billion at June 30, 2010, an increase of 3.3% from the balance at December 31, 2009. The increase in long term debt primarily relates to the issuance on April 29, 2010, of $500 million senior notes, with an interest rate of 3.95% due April 2016. The proceeds will be used for general corporate funding purposes.

For the second quarter of 2010, the average annualized FTE rate paid on short-term borrowings was .31% compared to .52% during the second quarter of 2009. The average annualized rate paid on long-term debt for the second quarter of 2010 was 3.92% compared to 3.70% for the same period in 2009. The average annualized rate paid on short-term borrowed funds was .27% for the first six months of 2010 compared to the average rate of .56% paid during the comparable period of 2009. The average annualized rate paid on long-term debt for the first six months of 2010 was 3.87% compared to 3.75% for the same period in 2009.

Shareholders’ Equity

Total shareholders’ equity at June 30, 2010 was $16.7 billion, an increase of 3.1% compared to December 31, 2009. BB&T’s book value per common share at June 30, 2010 was $24.07, compared to $23.47 at December 31, 2009.

BB&T’s tangible shareholders’ equity available to common shareholders was $10.3 billion at June 30, 2010, an increase of $381 million, or 3.8%, compared to December 31, 2009. BB&T’s tangible book value per common share at June 30, 2010 was $14.93 compared to $14.44 at December 31, 2009. As of June 30, 2010, measures of tangible capital were not required by the regulators and, therefore, were considered non-GAAP measures. Please refer to the section titled “Capital Adequacy and Resources” herein for a discussion of how BB&T calculates and uses these measures in the evaluation of the Company.

Asset Quality

Nonperforming assets declined 3.1% in the second quarter of 2010 compared to the first quarter of 2010 as BB&T successfully implemented a strategy to accelerate the disposition of nonperforming assets in an effort to reduce the Company’s exposure to nonperforming assets and reduce or eliminate any delay in exiting the credit cycle. BB&T disposed of $682 million of problem assets, including $11 million of accruing loans, pursuant to this strategy. This included $385 million of retail mortgage loans, $45 million of commercial loans and $252 million of foreclosed properties. In addition, BB&T moved $127 million of commercial loans to the loans held for sale portfolio, with the intent and expectation that these assets will be disposed of during the third quarter. In connection with these dispositions, BB&T recorded net charge-offs of $148 million during the second quarter of 2010.

Nonperforming assets, which are composed of foreclosed real estate, repossessions, nonaccrual loans and certain restructured loans, totaled $4.5 billion (or $4.3 billion excluding covered foreclosed property) at June 30, 2010, compared to $4.6 billion (or $4.5 billion excluding covered foreclosed property) at March 31, 2010. The decrease in nonperforming assets included a decrease of $142 million in foreclosed assets, excluding covered foreclosed property. Total nonaccrual loans were relatively unchanged compared to March 31, 2010, as nonaccrual mortgage loans declined $420 million and nonaccrual commercial loans and leases increased $414 million, including commercial loans held for sale. The decline in mortgage loan nonaccruals includes a $375 million decrease from the nonperforming asset disposition strategy and a $79 million decrease due to a policy change on government guaranteed loans. During the second quarter of 2010, BB&T revised its nonaccrual policy to keep government guaranteed loans on accruing status since interest at the current debenture rate is recoverable from the government. The accrual of interest related to these loans is limited to the amount that is recoverable from the government. These loans now appear as 90 days or more past due and still accruing interest. The increase in nonaccrual commercial loans reflects several large credits that were placed on nonaccrual status during the second quarter of 2010.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2010

As a percentage of loans and leases plus foreclosed property, nonperforming assets were 4.24% at June 30, 2010 (or 4.37% excluding covered loans and covered foreclosed property) compared with 4.38% (or 4.53% excluding covered loans and covered foreclosed property) at March 31, 2010. Loans 90 days or more past due and still accruing interest, excluding loans covered by FDIC loss share agreements, totaled $360 million at June 30, 2010, compared with $302 million at March 31, 2010. The increase in loans 90 days or more past due and still accruing interest was primarily due to the change in policy related to government guaranteed mortgage loans, which resulted in an increase of approximately $79 million. Loans 30-89 days past due, excluding loans covered by FDIC loss share agreements, totaled $1.5 billion at June 30, 2010, which was down 4.4% compared with $1.6 billion at March 31, 2010. Loans 30-89 days past due, excluding loans covered by FDIC loss share agreements, have reflected declines for six consecutive quarters.

BB&T’s net charge-offs totaled $642 million for the second quarter of 2010 and amounted to 2.48% of average loans and leases, on an annualized basis (or 2.66% excluding covered loans), compared to $451 million, or 1.81%, of average loans and leases, on an annualized basis, in the corresponding period in 2009. BB&T’s net charge-offs totaled $1.1 billion for the first six months of 2010 and amounted to 2.16% of average loans and leases on an annualized basis (or 2.33% excluding covered loans), compared to $839 million, or 1.70%, of average loans and leases, on an annualized basis, in the corresponding period in 2009. As previously mentioned, BB&T recognized $148 million of net charge-offs during the second quarter of 2010 in connection with management’s nonperforming asset disposition strategy. Excluding these charge-offs, the net charge-off ratio for the second quarter of 2010 was 2.06%.

Troubled debt restructurings (“restructurings”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term. As a result, BB&T will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. To facilitate this process, a concessionary modification that would not otherwise be considered may be granted resulting in classification of the loan as a restructuring. Restructurings can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accruing status, depending on the individual facts and circumstances of the borrower. In circumstances where the restructuring involves charging off a portion of the loan balance, BB&T typically classifies these restructurings as nonaccrual. With respect to commercial restructurings, an analysis of the credit evaluation, in conjunction with an evaluation of the borrower’s performance prior to the restructuring, are considered when evaluating the borrower’s ability to meet the restructured terms of the loan agreement. Restructured nonaccrual loans may be returned to accrual status based on a current, well-documented credit evaluation of the borrower’s financial condition and prospects for repayment under the modified terms. This evaluation must include consideration of the borrower’s sustained historical repayment performance for a reasonable period (generally a minimum of six months) prior to the date on which the loan is returned to accrual status. Sustained historical repayment performance for a reasonable time prior to the restructuring may be taken into account.

In connection with mortgage and consumer loan restructurings, a nonperforming loan will be returned to accruing status when current as to principal and interest and upon a sustained historical repayment performance (generally a minimum of six months).

BB&T’s performing restructured loans increased to $2.0 billion at June 30, 2010. In recent quarters BB&T has continued its efforts to assist clients by modifying certain performing loans. The majority of BB&T’s commercial lending loan modifications that are considered restructurings involve an extension of the term of the loan without a corresponding adjustment to the risk premium reflected in the interest rate. BB&T does not typically lower the interest rate and rarely forgives principal or interest as part of a commercial loan modification. In addition, BB&T frequently obtains additional collateral or guarantor support when modifying such loans. For commercial loans, performing restructured loans increased to $1.1 billion at June 30, 2010. These loans are typically residential acquisition, development and construction loans where BB&T has extended the maturity of the loan for less than one year without a sufficient corresponding increase in the interest rate, or principal payments have been deferred to assist the borrower. The majority of BB&T’s mortgage and consumer loan modifications that are considered restructurings involve a reduction in the interest rate to a below market rate and/or an increase in the term of the loan without a corresponding adjustment to the risk premium reflected in the interest rate. These modifications rarely result in the forgiveness of principal or interest. Mortgage loan restructurings include approximately $68 million of government guaranteed loans.

Substantially all of the loans acquired in the Colonial transaction are covered by loss sharing agreements with the FDIC, whereby the FDIC reimburses BB&T for the majority of the losses incurred. In addition, all of the loans acquired were

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2010

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

The allowance for credit losses, which totaled $2.8 billion and $2.7 billion at June 30, 2010 and December 31, 2009, respectively, consists of the allowance for loan and lease losses, which is presented on the Consolidated Balance Sheets, and the reserve for unfunded lending commitments, which is included in other liabilities on the Consolidated Balance Sheets. The allowance for loan and lease losses amounted to 2.66% of loans and leases held for investment at June 30, 2010 (or 2.84% excluding covered loans), compared to 2.51% (or 2.72% excluding covered loans) at year-end 2009. Included in the allowance for loan and lease losses at June 30, 2010 was $17 million related to acquired loans.

Each quarter, BB&T performs assessments of cash flows on loans acquired in the Colonial transaction. The second quarter assessment determined that the loans continue to outperform prior estimates. The combined assessments in the first and second quarters resulted in additional accretion on loans of $100 million, which is reflected in interest income. This increase results from improving expectations for cash flows on certain loan pools. The assessment also revealed minimal additional impairment in certain loans, offset by recoveries in other loans resulting in a $2 million reversal of allowance for loan and lease losses in the second quarter. Approximately 80% of both the additional accretion and impairment is offset through the FDIC receivable.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2010

The following table presents an estimated allocation of the allowance for loan and lease losses at June 30, 2010 and December 31, 2009. This allocation of the allowance for loan and lease losses is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 3

Allocation of Allowance for Loan and Lease Losses by Category

	June 30, 2010		December 31, 2009
	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in millions)
Balances at end of period applicable to:
Commercial loans and leases	$1,583	47.8%	$1,574	48.2%
Sales finance	58	6.7	77	6.1
Revolving credit	112	2.0	127	1.9
Direct retail	352	13.6	297	13.8
Residential mortgage loans	220	15.1	131	14.9
Specialized lending	236	7.8	264	7.4
Covered loans	17	7.0	—	7.7
Unallocated	145	—	130	—

Total	$2,723	100.0%	$2,600	100.0%

Asset quality statistics for the last five calendar quarters are presented in the accompanying tables. During the second quarter of 2010, BB&T revised its nonaccrual policy related to government guaranteed mortgage loans. This change in policy resulted in a decrease in nonaccrual mortgage loans and an increase in mortgage loans 90 days past due and still accruing of approximately $79 million. During the latter half of 2009, BB&T revised its policy related to the reclassification of mortgage loans from nonaccrual to accrual status. This change in approach resulted in an increase to reported nonperforming loans and leases and nonperforming assets for the fourth quarter of 2009 that totaled approximately $120 million. These changes also impacted the ratios that reflect nonperforming loans and leases or nonperforming assets.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2010

Table 4 – 1

Asset Quality Analysis

	For the Three Months Ended
	6/30/2010	3/31/2010	12/31/2009	9/30/2009	6/30/2009
	(Dollars in millions)
Allowance For Credit Losses
Beginning balance	$2,759	$2,672	$2,478	$2,145	$1,895
Provision for credit losses (excluding covered loans)	652	556	725	709	701
Provision for covered loans	(2)	19	—	—	—
Charge-offs
Commercial loans and leases (1)	(277)	(224)	(238)	(204)	(134)
Direct retail loans	(82)	(86)	(79)	(68)	(134)
Sales finance loans	(10)	(16)	(17)	(14)	(19)
Revolving credit loans	(31)	(31)	(32)	(32)	(33)
Mortgage loans (1)	(207)	(77)	(76)	(77)	(78)
Specialized lending	(64)	(75)	(75)	(73)	(74)

Total charge-offs	(671)	(509)	(517)	(468)	(472)

Recoveries
Commercial loans and leases (2)	8	7	9	5	4
Direct retail loans	6	12	7	4	4
Sales finance loans	2	3	2	3	2
Revolving credit loans	4	4	3	3	3
Mortgage loans	1	1	2	2	1
Specialized lending	8	7	6	5	7

Total recoveries	29	34	29	22	21

Net charge-offs	(642)	(475)	(488)	(446)	(451)

Other changes, net	(14)	(13)	(43)	70	—

Ending balance	$2,753	$2,759	$2,672	$2,478	$2,145

Allowance For Credit Losses
Allowance for loan and lease losses (excluding covered loans)	$2,706	$2,695	$2,600	$2,379	$2,110
Allowance for covered loans	17	19	—	—	—
Reserve for unfunded lending commitments	30	45	72	99	35

Total	$2,753	$2,759	$2,672	$2,478	$2,145

(1)	Includes charge-offs of $9 million in commercial loans and leases and $141 million in mortgage loans during the second quarter of 2010 in connection with BB&T's nonperforming asset disposition strategy.
(2)	Includes recoveries of $2 million in commercial loans and leases during the second quarter of 2010 in connection with BB&T's nonperforming asset disposition strategy.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2010

	As of/For the Six Months Ended June 30,
	2010	2009
	(Dollars in millions)
Allowance For Credit Losses
Beginning balance	$2,672	$1,607
Provision for credit losses (excluding covered loans)	1,208	1,377
Provision for covered loans	17	—
Charge-offs
Commercial loans and leases (1)	(501)	(278)
Direct retail loans	(168)	(202)
Sales finance loans	(26)	(41)
Revolving credit loans	(62)	(63)
Mortgage loans (1)	(284)	(127)
Specialized lending	(139)	(166)

Total charge-offs	(1,180)	(877)

Recoveries
Commercial loans and leases (2)	15	7
Direct retail loans	18	8
Sales finance loans	5	4
Revolving credit loans	8	6
Mortgage loans	2	1
Specialized lending	15	12

Total recoveries	63	38

Net charge-offs	(1,117)	(839)

Other changes, net	(27)	—

Ending balance	$2,753	$2,145

(1)	Includes charge-offs of $9 million in commercial loans and leases and $141 million in mortgage loans during the second quarter of 2010 in connection with BB&T's nonperforming asset disposition strategy.
(2)	Includes recoveries of $2 million in commercial loans and leases during the second quarter of 2010 in connection with BB&T's nonperforming asset disposition strategy.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2010

	For the Three Months Ended
	6/30/2010	3/31/2010	12/31/2009	9/30/2009	6/30/2009
	(Dollars in millions)
Nonperforming Assets (1)
Nonaccrual loans and leases
Commercial loans and leases (7)	$2,075	$1,788	$1,651	$1,610	$1,252
Direct retail loans	234	219	197	187	144
Sales finance loans	6	5	7	7	6
Mortgage loans (7)(8)	387	807	762	662	590
Specialized lending	68	69	96	103	94

Total nonaccrual loans and leases held for investment	2,770	2,888	2,713	2,569	2,086

Loans held for sale	129	6	5	4	5
Foreclosed real estate	1,391	1,524	1,451	1,326	1,201
Other foreclosed property	37	46	58	53	48

Total nonperforming assets (excluding covered assets) (2)	$4,327	$4,464	$4,227	$3,952	$3,340

Performing troubled debt restructurings (TDRs) (3)
Commercial loans and leases	$1,099	$969	$413	$68	$54
Direct retail loans	133	130	132	116	95
Revolving credit loans	60	58	54	51	47
Mortgage loans	668	557	471	302	206
Specialized lending	4	1	—	—	—

Total performing TDRs	$1,964	$1,715	$1,070	$537	$402

Loans 90 days or more past due and still accruing (4)
Commercial loans and leases	$22	$14	$7	$13	$4
Direct retail loans	69	67	82	79	87
Sales finance loans	28	27	30	24	22
Revolving credit loans	20	23	25	23	24
Mortgage loans (8)(9)	209	155	158	172	179
Specialized lending	7	10	12	10	13
Other acquired loans	5	6	5	2	—

Total loans 90 days past due and still accruing (excluding covered loans) (5)	$360	$302	$319	$323	$329

Loans 30—89 days past due (4)
Commercial loans and leases	$431	$516	$377	$365	$422
Direct retail loans	188	203	216	205	191
Sales finance loans	95	94	126	127	111
Revolving credit loans	28	30	32	32	29
Mortgage loans (9)	561	555	623	664	681
Specialized lending	225	200	306	298	269
Other acquired loans	2	3	6	1	—

Total loans 30—89 days past due (excluding covered loans) (6)	$1,530	$1,601	$1,686	$1,692	$1,703

(1)	Covered and other acquired loans are considered to be performing due to the application of the accretion method. Covered loans that are contractually past due are noted in the footnotes below.
(2)	Excludes foreclosed real estate totaling $176 million, $181 million, $160 million and $151 million at June 30, 2010, March 31, 2010, December 31, 2009 and September 30, 2009, respectively, that are covered by FDIC loss sharing agreements.
(3)	Excludes TDRs that are nonperforming totaling $480 million, $333 million, $248 million, $108 million and $49 million at June 30, 2010, March 31, 2010, December 31, 2009, September 30, 2009 and June 30, 2009, respectively. These amounts are included in total nonperforming assets. Amounts also exclude restructured covered and other acquired loans accounted for under the accretion method.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2010

(4)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase.
(5)	Excludes loans past due 90 days or more that are covered by FDIC loss sharing agreements totaling $1.5 billion at June 30, 2010, $1.4 billion at March 31, 2010 and December 31, 2009 and $945 million at September 30, 2009.
(6)	Excludes loans totaling $429 million, $356 million, $391 million and $564 million past due 30-89 days at June 30, 2010, March 31, 2010, December 31, 2009 and September 30, 2009, respectively, that are covered by FDIC loss sharing agreements.
(7)	Includes a reduction of $44 million in commercial loans and leases and $375 million in mortgage loans during the second quarter of 2010 in connection with BB&T's nonperforming asset disposition strategy.
(8)	BB&T revised its nonaccrual policy related to government guaranteed mortgage loans during the second quarter of 2010. The change in policy resulted in a decrease in nonaccrual mortgage loans and an increase in mortgage loans 90 days past due and still accruing of approximately $79 million. During the fourth quarter of 2009, BB&T revised its policy related to the reclassification of mortgage loans from nonaccrual to accrual status resulting in an increase of approximately $120 million in nonaccrual mortgage loans.
(9)	Includes past due mortgage loans held for sale.

Table 4 – 2

Asset Quality Ratios

	For the Three Months Ended
	6/30/2010		3/31/2010		12/31/2009		9/30/2009		6/30/2009
Asset Quality Ratios (including amounts related to covered loans and covered foreclosed property)
Loans 30—89 days past due and still accruing as a percentage of total loans and leases (1)	1.87%		1.87%		1.96%		2.11%		1.70%
Loans 90 days or more past due and still accruing as a percentage of total loans and leases (1)	1.82		1.66		1.61		1.18		.33
Nonperforming loans and leases as a percentage of total loans and leases	2.77		2.77		2.56		2.40		2.08
Nonperforming assets as a percentage of:
Total assets	2.90		2.84		2.65		2.48		2.19
Loans and leases plus foreclosed property	4.24		4.38		4.07		3.78		3.29
Net charge-offs as a percentage of average loans and leases	2.48		1.84		1.83		1.71		1.81
Allowance for loan and lease losses as a percentage of loans and leases held for investment	2.66		2.65		2.51		2.29		2.19
Ratio of allowance for loan and lease losses to:
Net charge-offs	1.06	x	1.41	x	1.34	x	1.35	x	1.17	x
Nonperforming loans and leases held for investment	.98		.94		.96		.93		1.01

Asset Quality Ratios (excluding amounts related to covered loans and covered foreclosed property) (2)
Loans 30—89 days past due and still accruing as a percentage of total loans and leases (1)	1.57%		1.65%		1.72%		1.71%		1.70%
Loans 90 days or more past due and still accruing as a percentage of total loans and leases (1)	.37		.31		.32		.33		.33
Nonperforming loans and leases as a percentage of total loans and leases	2.97		2.99		2.77		2.61		2.08
Nonperforming assets as a percentage of:
Total assets	2.93		2.86		2.68		2.52		2.19
Loans and leases plus foreclosed property	4.37		4.53		4.24		3.95		3.29
Net charge-offs as a percentage of average loans and leases (3)	2.66		1.99		1.98		1.79		1.81
Allowance for loan and lease losses as a percentage of loans and leases held for investment	2.84		2.84		2.72		2.49		2.19
Ratio of allowance for loan and lease losses to:
Net charge-offs	1.05	x	1.40	x	1.34	x	1.35	x	1.17	x
Nonperforming loans and leases held for investment	.98		.93		.96		.93		1.01

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2010

	As of/For the Six Months Ended June 30,
	2010		2009
Asset Quality Ratios
Including covered loans:
Net charge-offs as a percentage of average loans and leases	2.16%		1.70%
Ratio of allowance for loan and lease losses to net charge-offs	1.21	x	1.25	x
Excluding covered loans:
Net charge-offs as a percentage of average loans and leases (3)	2.33%		1.70%
Ratio of allowance for loan and lease losses to net charge-offs	1.20	x	1.25	x

Applicable ratios are annualized.

(1)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase.
(2)	These asset quality ratios have been adjusted to remove the impact of covered loans and covered foreclosed property. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios. Management believes the inclusion of acquired loans in certain asset quality ratios that include nonperforming assets, past due loans or net charge-offs in the numerator or denominator results in distortion of these ratios and they may not be comparable to other periods presented or to other portfolios that were not impacted by purchase accounting.
(3)	Excluding the impact of losses and balances associated with BB&T's nonperforming asset disposition strategy, the adjusted net charge-offs ratio would have been 2.06% and 2.02% for the second quarter of 2010 and the six months ended June 30, 2010, respectively.

Table 4 – 3

Troubled Debt Restructurings

	As of June 30, 2010
	Current Status		Past Due 30-89 Days		Past Due 90+ Days		Total
Performing restructurings: (1) (2)
Commercial loans	$1,065	96.9%	$31	2.8%	$3	0.3%	$1,099
Direct retail loans	122	91.7	8	6.0	3	2.3	133
Revolving credit loans	47	78.3	7	11.7	6	10.0	60
Residential mortgage loans	545	81.6	101	15.1	22	3.3	668
Specialized lending loans	4	100.0	—	—	—	—	4

Total performing restructurings	1,783	90.9	147	7.5	34	1.7	1,964
Nonperforming restructurings (3)	242	50.4	84	17.5	154	32.1	480

Total restructurings	$2,025	82.9	$231	9.5	$188	7.7	$2,444

(1)	Excludes restructured covered and other acquired loans accounted for under the accretion method.
(2)	Past due performing restructurings are included in past due disclosures.
(3)	Nonperforming restructurings are included in nonaccrual loan disclosures.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2010

The following tables provide further details regarding BB&T’s commercial real estate lending, residential mortgage and consumer real estate portfolios as of June 30, 2010.

Table 5 – 1

Real Estate Lending Portfolio Credit Quality and Geographic Distribution

Commercial Real Estate Loan Portfolio (1)

	As of / For the Period Ended June 30, 2010
	Builder / Construction	Land / Land Development	Condos / Townhomes	Total ADC
	(Dollars in millions, except average loan and average client size)
Total loans outstanding	$1,319	$3,200	$288	$4,807
Average loan size (in thousands)	239	568	1,216	422
Average client size (in thousands)	568	991	2,538	852
Nonaccrual loans and leases as a percentage of category	17.34%	19.40%	17.75%	18.74%
Gross charge-offs as a percentage of category:
Year-to-Date	6.51	12.34	5.88	10.30
Quarter-to-Date	7.93	15.67	6.96	12.98

	As of / For the Period Ended June 30, 2010
	Total Outstandings	Nonaccrual as a Percentage of Outstandings	Gross Charge-Offs as a Percentage of Outstandings
Residential Acquisition, Development, and Construction Loans (ADC) by State of Origination			Year-to-Date	Quarter-to-Date
	(Dollars in millions)
North Carolina	$2,048	12.89%	4.57%	5.14%
Virginia	765	9.54	7.68	12.75
Georgia	514	35.20	25.53	31.50
South Carolina	473	23.62	4.87	6.89
Florida	312	36.36	27.06	32.53
Washington, D.C.	167	35.85	26.69	45.56
Tennessee	149	15.63	8.19	2.18
Kentucky	128	16.11	1.32	0.45
West Virginia	113	26.05	9.45	9.54
Maryland	73	4.65	—	—
Alabama	64	32.52	23.60	32.69
Other	1	—	—	—

Total	$4,807	18.74%	10.30%	12.98%

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2010

Other Commercial Real Estate Loans (2)	As of / For the Period Ended June 30, 2010
	Commercial Construction	Commercial Land/ Development	Permanent Income Producing Properties	Total Other Commercial Real Estate
	(Dollars in millions, except average loan and average client size)
Total loans outstanding	$1,178	$1,848	$9,475	$12,501

Average loan size (in thousands)	1,138	738	508	563
Average client size (in thousands)	1,667	876	766	820

Nonaccrual loans and leases as a percentage of category	2.73%	14.41%	3.73%	5.22%
Gross charge-offs as a percentage of category:
Year-to-Date	1.39	4.33	1.08	1.62
Quarter-to-Date	1.53	2.33	1.34	1.51

	As of / For the Period Ended June 30, 2010
	Total Outstandings	Nonaccrual as a Percentage of Outstandings	Gross Charge-Offs as a Percentage of Outstandings
Other Commercial Real Estate Loans By State of Origination (2)			Year-to-Date	Quarter-to-Date
	(Dollars in millions)
North Carolina	$3,778	4.82%	1.29%	1.22%
Georgia	2,098	7.66	2.22	2.69
Virginia	1,960	0.83	0.42	0.39
South Carolina	974	2.70	0.93	0.47
Florida	912	17.96	5.45	4.53
Washington, D.C.	740	4.29	1.53	2.84
Maryland	561	0.47	—	—
West Virginia	461	3.34	1.19	1.07
Kentucky	444	3.89	0.75	0.20
Tennessee	392	6.62	3.80	0.84
Alabama	91	10.84	0.73	0.73
Other	90	—	3.26	1.42

Total	$12,501	5.22%	1.62%	1.51%

Applicable ratios are annualized.

(1)	Commercial real estate (CRE) loans are defined as loans to finance non-owner occupied real property where the primary repayment source is the sale or rental/lease of the real property. Definition is based on internal classification. Excludes covered loans and in process items.
(2)	Commercial and Industrial (C&I) loans secured by real property are excluded.

The residential acquisition, development and construction (“ADC”) loan portfolio totaled $4.8 billion at June 30, 2010, a decrease of $954 million from December 31, 2009. As a percentage of loans, ADC nonaccruals were 18.74% at June 30, 2010, compared to 13.63% at December 31, 2009. The allowance for loan and lease losses that is assigned to the ADC portfolio as a percentage of ADC loans was 10.4% as of June 30, 2010, compared to 14.1% as of year-end 2009. The decline in the allowance assigned to this portfolio reflects lower outstandings and significant write-downs that have already been recorded as charge-offs. The gross charge-off rate for the ADC portfolio, on an annualized basis, was 12.98% for the second quarter of 2010, compared to 7.82% for the first quarter of 2010 and 5.71% for the full–year 2009. The other component of the commercial real estate portfolio, which is largely office buildings, hotels, warehouses, apartments, rental houses, and shopping centers, totaled $12.5 billion at June 30, 2010. As a percentage of loans, other commercial real estate nonaccruals were 5.22% at June 30, 2010, compared with 2.70% at December 31, 2009. The gross charge-off rate for the other commercial real estate portfolio, on an annualized basis, was 1.51% for the second quarter of 2010 compared to 1.74% for the first quarter of 2010 and .76% for the full year 2009.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2010

Table 5-2

Real Estate Lending Portfolio Credit Quality and Geographic Distribution

Residential Mortgage Portfolio (1)

	As of / For the Period Ended June 30, 2010
Residential Mortgage Loans	Prime	ALT-A	Construction/ Permanent	Subprime (2)	Total
	(Dollars in millions, except average loan size)
Total loans outstanding	$12,234	$2,332	$638	$508	$15,712

Average loan size (in thousands)	199	315	320	62	198
Average refreshed credit score (3)	717	703	716	577	710

Percentage that are first mortgages	100%	100%	99%	82%	99%
Average loan to value at origination	77	67	74	74	75

Nonaccrual loans and leases as a percentage of category	1.64	4.65	9.80	6.05	2.56
Gross charge-offs as a percentage of category:
Year-to-Date	2.54	6.81	5.65	11.45	3.69
Quarter-to-Date	3.64	10.68	5.23	17.93	5.32

	As of / For the Period Ended June 30, 2010
			Gross Charge-Offs as a Percentage of Outstandings
Residential Mortgage Loans by State	Total Outstandings	Nonaccrual as a Percentage of Outstandings	Year-to-Date	Quarter-to-Date
	(Dollars in millions)
North Carolina	$3,870	1.59%	1.83%	2.96%
Virginia	2,945	1.79	2.27	3.67
Florida	2,200	6.28	9.57	12.60
Maryland	1,570	1.51	3.50	6.03
Georgia	1,503	2.49	4.36	6.12
South Carolina	1,457	3.07	3.64	4.91
Kentucky	378	1.19	.70	1.05
West Virginia	330	1.12	.94	1.73
Tennessee	267	2.00	1.82	2.31
Washington, D.C.	203	1.84	1.17	2.02
Texas	188.07		.36	.61
Alabama	164	2.65	5.55	8.93
Other	637	3.52	4.28	5.24

Total	$15,712	2.56%	3.69%	5.32%

Applicable ratios are annualized.

(1)	Excludes mortgage loans held for sale, covered loans, mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase and in process items.
(2)	Includes $350 million in loans originated by Lendmark Financial Services, which are disclosed as a part of the specialized lending category.
(3)	Weighted based on outstanding balance.

The residential mortgage loan portfolio, as presented in Table 5-2, totaled $15.7 billion as of June 30, 2010, a slight decrease from December 31, 2009. As a percentage of loans, residential mortgage loan nonaccruals were 2.56% at June 30, 2010, compared with 4.94% at December 31, 2009. The gross charge-off rate for the residential mortgage loan portfolio, on an annualized basis, was 5.32% for the second quarter of 2010 compared to 2.04% for the first quarter of 2010 and 1.79% for the full–year 2009. The decline in nonaccruals and the increase in the charge-off ratio for the second quarter of 2010 were the result of the sale of $375 million in nonperforming residential mortgage loans, which resulted in charge-offs of $141 million, in connection with management’s nonperforming asset disposition strategy.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2010

Table 5-3

Real Estate Lending Portfolio Credit Quality and Geographic Distribution

Direct Retail 1-4 Family and Lot/Land Real Estate Portfolio (1)

	As of / For the Period Ended June 30, 2010
Direct Retail 1-4 Family and Lot/Land Real Estate Loans & Lines	Residential Lot/Land Loans	Home Equity Loans	Home Equity Lines	Total
	(Dollars in millions, except average loan size)
Total loans outstanding	$1,542	$5,847	$5,603	$12,992

Average loan size (in thousands) (2)	62	43	36	41
Average refreshed credit score (3)	720	720	761	744

Percentage that are first mortgages	100%	75%	27%	57%
Average loan to value at origination	80	64	65	65

Nonaccrual loans and leases as a percentage of category	7.65	1.44	.46	1.76
Gross charge-offs as a percentage of category:
Year-to-Date	7.55	1.60	1.51	2.30
Quarter-to-Date	7.98	1.56	1.42	2.28

	As of / For the Period Ended June 30, 2010
	Total Outstandings	Nonaccrual as a Percentage of Outstandings	Gross Charge-Offs as a Percentage of Outstandings
Direct Retail 1-4 Family and Lot/Land Real Estate Loans and Lines By State of Origination			Year-to-Date	Quarter-to-Date
	(Dollars in millions)
North Carolina	$4,484	2.05%	2.03%	1.99%
Virginia	2,920.89		1.39	1.37
South Carolina	1,254	2.43	2.42	2.65
Georgia	1,050	2.23	3.86	3.56
Maryland	813.94		2.65	2.59
West Virginia	791	1.51	1.13	1.36
Florida	646	2.86	6.21	6.48
Kentucky	566	1.38	.74	.51
Tennessee	358	2.59	5.10	5.08
Washington, D.C.	83.99		3.71	1.10
Other	27	1.48	.46	.49

Total	$12,992	1.76%	2.30%	2.28%

Applicable ratios are annualized.

(1)	Direct retail 1-4 family and lot/land real estate loans are originated through the BB&T branching network. Excludes covered loans and in process items.
(2)	Home equity lines without an outstanding balance are excluded from this calculation.
(3)	Based on number of accounts.

The direct retail consumer real estate loan portfolio, as presented in Table 5-3, totaled $13.0 billion as of June 30, 2010, a decrease of $371 million from December 31, 2009. This portfolio is comprised of residential lot/land loans, home equity loans and home equity lines, which are primarily originated through the branch network. As a percentage of loans, direct retail consumer real estate nonaccruals were 1.76% at June 30, 2010, compared to 1.44% at December 31, 2009. The gross charge-off rate for the direct retail consumer real estate loan portfolio, on an annualized basis, was 2.28% for the second quarter of 2010, compared to 2.33% for the first quarter of 2010 and 2.19% for the full–year 2009. The allowance for loan and lease losses that is assigned to the residential lot/land portfolio as a percentage of residential lot/land loans was 12.6% as of June 30, 2010 compared to 8.1% at December 31, 2009.

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated net income for the second quarter of 2010 totaled $224 million, an increase of $16 million, or 7.7%, compared to $208 million earned during the second quarter of 2009. Net income available to common shareholders totaled

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2010

$210 million, which generated diluted earnings per common share of $.30 in the second quarter. Net income available to common shareholders for the same period of 2009 totaled $121 million, which generated diluted earnings per common share of $.20. BB&T’s results of operations for the second quarter of 2010 produced an annualized return on average assets of .56% and an annualized return on average common shareholders’ equity of 5.01%, compared to prior year ratios of .56% and 3.43%, respectively.

Consolidated net income for the first six months of 2010 totaled $418 million, a decrease of $108 million, or 20.5%, compared to $526 million earned during the first six months of 2009. Net income available to common shareholders totaled $398 million, which generated diluted earnings per common share of $.57. Net income available to common shareholders for the first six months of 2009 totaled $392 million, which generated diluted earnings per common share of $.67. BB&T’s results of operations for the first six months of 2010 produced an annualized return on average assets of .52% and an annualized return on average common shareholders’ equity of 4.80%, compared to prior year ratios of .71% and 5.78%, respectively.

The following table sets forth selected financial ratios for the last five calendar quarters.

Table 6

Annualized

Profitability Measures

	2010		2009
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Rate of return on:
Average assets	.56%	.48%	.47%	.40%	.56%
Average common shareholders’ equity	5.01	4.59	4.52	3.90	3.43
Net interest margin (taxable equivalent)	4.12	3.88	3.80	3.68	3.56

Net Interest Income and Net Interest Margin

Net interest income on an FTE basis was $1.4 billion for the second quarter of 2010 compared to $1.2 billion for the same period in 2009, an increase of $225 million, or 19.3%. For the quarter ended June 30, 2010, average earning assets increased $4.2 billion, or 3.2%, compared to the same period of 2009, while average interest-bearing liabilities increased $7.1 billion, or 6.3%, and the net interest margin increased from 3.56% in the second quarter of 2009 to 4.12% in the current quarter. The improvement in net interest income and the net interest margin is due to the higher yield assets acquired in the Colonial transaction and lower funding costs.

During the quarter, BB&T also completed its second quarterly assessment of cash flows on acquired loans and determined that the loans continue to outperform prior estimates. The combined assessments in the first and second quarters resulted in additional accretion on loans of $100 million, which is reflected in interest income. This increase results from improving expectations for cash flows on certain loan pools. Approximately 80% of the additional accretion recognized from the assessment is offset by lower noninterest income due to the provisions of the FDIC loss sharing agreements.

For the first six months of 2010, net interest income on an FTE basis was $2.7 billion, an increase of $398 million, or 17.0%, compared to $2.3 billion for the same period in 2009. For the six months ended June 30, 2010, average earning assets increased $6.0 billion, or 4.6%, compared to the same period of 2009, while average interest-bearing liabilities increased $8.3 billion, or 7.4%, and the net interest margin increased 43 basis points from 3.57% in the first six months of 2009 to 4.00% in the first half of 2010. The improvement in net interest income compared to the first six months of 2009 was caused by the same factors as for the quarter.

The following tables set forth the major components of net interest income and the related annualized yields and rates for the second quarter and first six months of 2010 compared to the same periods in 2009, as well as the variances between the periods caused by changes in interest rates versus changes in volumes. Changes attributable to the mix of assets and liabilities have been allocated proportionally between the changes due to rate and the changes due to volume.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2010

Table 7-1

FTE Net Interest Income and Rate / Volume Analysis

For the Three Months Ended June 30, 2010 and 2009

	Average Balances		Annualized Yield / Rate		Income/Expense		Increase (Decrease)	Change due to
	2010	2009	2010	2009	2010	2009		Rate	Volume
	(Dollars in millions)
Assets
Securities, at amortized cost (1):
U.S. government-sponsored entities (GSE)	$554	$1,170	3.68%	4.02%	$5	$11	$(6)	$—	$(6)
Mortgage-backed securities issued by GSE	23,080	24,295	3.77	4.04	217	246	(29)	(16)	(13)
States and political subdivisions	2,077	2,259	5.45	5.76	28	32	(4)	(1)	(3)
Non-agency mortgage-backed securities	1,214	1,475	5.84	5.83	18	22	(4)	—	(4)
Other securities	192	311	2.43	3.73	1	3	(2)	(1)	(1)
Covered securities	1,192	—	11.65	—	35	—	35	—	35

Total securities	28,309	29,510	4.30	4.26	304	314	(10)	(18)	8
Other earning assets (2)	3,101	2,069.57		.92	4	5	(1)	(2)	1
Loans and leases, net of unearned income (1)(3)(4):
Commercial loans and leases	49,079	50,342	4.21	4.25	514	534	(20)	(7)	(13)
Direct retail loans	13,994	14,785	5.31	5.44	185	200	(15)	(4)	(11)
Sales finance loans	6,729	6,302	6.01	6.45	100	102	(2)	(7)	5
Revolving credit loans	2,002	1,802	8.69	9.45	44	43	1	(4)	5
Mortgage loans	15,586	16,002	5.51	5.75	215	230	(15)	(9)	(6)
Specialized lending	7,645	6,985	11.59	11.64	221	203	18	(1)	19
Other acquired loans	96	—	10.63	—	3	—	3	—	3

Total loans and leases held for investment (excluding covered loans)	95,131	96,218	5.40	5.46	1,282	1,312	(30)	(32)	2
Covered loans	7,162	—	13.52	—	242	—	242	—	242

Total loans and leases held for investment	102,293	96,218	5.97	5.46	1,524	1,312	212	(32)	244
Loans held for sale	1,671	3,359	4.73	4.70	20	39	(19)	1	(20)

Total loans and leases	103,964	99,577	5.95	5.44	1,544	1,351	193	(31)	224
Total earning assets	135,374	131,156	5.48	5.10	1,852	1,670	182	(51)	233

Non-earning assets	24,412	17,340

Total assets	$159,786	$148,496

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$3,905	$2,670.31		.34	3	2	1	—	1
Other client deposits	50,207	41,926.65		.89	81	93	(12)	(28)	16
Client certificates of deposit	28,745	25,888	2.01	3.03	144	196	(52)	(71)	19
Other interest-bearing deposits	4,857	8,458	1.06	1.37	13	29	(16)	(6)	(10)

Total interest-bearing deposits	87,714	78,942	1.10	1.63	241	320	(79)	(105)	26
Federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds (1)	9,105	14,732.31		.52	7	19	(12)	(6)	(6)
Long-term debt	21,660	17,755	3.92	3.70	212	164	48	10	38

Total interest-bearing liabilities	118,479	111,429	1.56	1.81	460	503	(43)	(101)	58

Noninterest-bearing deposits	19,346	15,443
Other liabilities	5,036	4,941
Shareholders’ equity	16,925	16,683

Total liabilities and shareholders’ equity	$159,786	$148,496

Average interest rate spread			3.92	3.29
Net interest margin/ net interest income			4.12%	3.56%	$1,392	$1,167	$225	$50	$175

Taxable equivalent adjustment					$32	$29

(1)	Yields are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, trading securities, FHLB stock and other earning assets.
(3)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4)	Nonaccrual loans have been included in the average balances.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2010

Table 7-2

FTE Net Interest Income and Rate / Volume Analysis

For the Six Months Ended June 30, 2010 and 2009

	Average Balances		Annualized Yield / Rate		Income/Expense		Increase (Decrease)	Change due to
	2010	2009	2010	2009	2010	2009		Rate	Volume
	(Dollars in millions)
Assets
Securities, at amortized cost (1):
U.S. government-sponsored entities (GSE)	$1,092	$1,126	3.63%	4.16%	$20	$23	$(3)	$(3)	$—
Mortgage-backed securities issued by GSE	24,810	24,714	3.80	4.37	471	541	(70)	(70)	—
States and political subdivisions	2,092	2,270	5.41	5.85	56	66	(10)	(5)	(5)
Non-agency mortgage-backed securities	1,262	1,509	5.82	5.83	37	44	(7)	—	(7)
Other securities	196	385	2.28	4.31	2	8	(6)	(3)	(3)
Covered securities	1,184	—	11.62	—	69	—	69	—	69

Total securities	30,636	30,004	4.28	4.55	655	682	(27)	(81)	54
Other earning assets (2)	2,893	2,087.56		.94	7	10	(3)	(5)	2
Loans and leases, net of unearned income (1)(3)(4):
Commercial loans and leases	49,229	50,486	4.23	4.17	1,032	1,045	(13)	13	(26)
Direct retail loans	14,079	15,022	5.33	5.53	372	412	(40)	(15)	(25)
Sales finance loans	6,568	6,322	6.15	6.46	200	203	(3)	(10)	7
Revolving credit loans	1,997	1,785	8.86	9.66	88	86	2	(7)	9
Mortgage loans	15,522	16,378	5.51	5.82	428	476	(48)	(25)	(23)
Specialized lending	7,562	6,739	11.50	11.81	432	396	36	(11)	47
Other acquired loans	102	—	11.61	—	6	—	6	—	6

Total loans and leases held for investment (excluding covered loans)	95,059	96,732	5.42	5.45	2,558	2,618	(60)	(55)	(5)
Covered loans	7,401	—	11.00	—	404	—	404	—	404

Total loans and leases held for investment	102,460	96,732	5.82	5.45	2,962	2,618	344	(55)	399
Loans held for sale	1,754	2,918	4.71	4.73	41	69	(28)	(1)	(27)

Total loans and leases	104,214	99,650	5.80	5.43	3,003	2,687	316	(56)	372
Total earning assets	137,743	131,741	5.35	5.15	3,665	3,379	286	(142)	428

Non-earning assets	24,042	17,441

Total assets	$161,785	$149,182

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$3,826	$2,566.33		.34	6	4	2	—	2
Other client deposits	50,955	41,317.68		.93	171	190	(19)	(58)	39
Client certificates of deposit	29,784	26,512	2.00	3.08	296	405	(109)	(155)	46
Other interest-bearing deposits	5,563	9,126.99		1.47	27	67	(40)	(19)	(21)

Total interest-bearing deposits	90,128	79,521	1.12	1.69	500	666	(166)	(232)	66
Federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds (1)	9,653	15,762.27		.56	13	43	(30)	(18)	(12)
Long-term debt	21,441	17,596	3.87	3.75	413	329	84	11	73

Total interest-bearing liabilities	121,222	112,879	1.54	1.85	926	1,038	(112)	(239)	127

Noninterest-bearing deposits	18,907	14,640
Other liabilities	4,879	5,117
Shareholders’ equity	16,777	16,546

Total liabilities and shareholders’ equity	$161,785	$149,182

Average interest rate spread			3.81	3.30
Net interest margin/ net interest income			4.00%	3.57%	$2,739	$2,341	$398	$97	$301

Taxable equivalent adjustment					$65	$57

(1)	Yields are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, trading securities, FHLB stock and other earning assets.
(3)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4)	Nonaccrual loans have been included in the average balances.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2010

Provision for Credit Losses

The provision for credit losses totaled $650 million for the second quarter of 2010 (including a $2 million credit for covered loans), compared to $701 million for the second quarter of 2009. The provision for credit losses totaled $1.2 billion for the first six months of 2010 (including $17 million for covered loans), compared to $1.4 billion for the same period in 2009. The provision for credit losses declined due to the improving consumer credit outlook but still exceeded net charge-offs by $8 million for the three month period ended June 30, 2010. Excluding the allowance for problem asset dispositions, the provision for credit losses exceeded net charge-offs by $90 million during the second quarter of 2010. Nonperforming assets declined 3.1% compared to March 31, 2010 due to the Company’s nonperforming asset disposition strategy. This is the first decline in nonperforming assets since the first quarter of 2006.

Net charge-offs were 2.48% of average loans and leases on an annualized basis (or 2.66% excluding covered loans) for the second quarter of 2010 compared to 1.81% of average loans and leases for the same period in 2009. Net charge-offs were 2.16% of average loans and leases on an annualized basis (or 2.33% excluding covered loans) for the first six months of 2010 compared to 1.70% of average loans and leases for the corresponding period in 2009. Net charge-offs for the second quarter and first half of 2010 include $148 million related to the nonperforming asset disposition strategy. The allowance for loan and lease losses was 2.66% of loans and leases held for investment (or 2.84% excluding covered loans) and .98x total nonperforming loans and leases held for investment (or .98x excluding covered loans) at June 30, 2010, compared with 1.01x at June 30, 2009.

Noninterest Income

BB&T emphasizes growing its fee-based businesses to lessen dependence on traditional spread-based interest income. Fee-based businesses are a relatively stable revenue source during periods of changing interest rates. Noninterest income for the three months ended June 30, 2010 totaled $1.0 billion, compared to $993 million for the same period in 2009, an increase of $46 million, or 4.6%. The increase in noninterest income for the quarter was largely driven by additional securities gains, which were up $200 million compared to the second quarter of last year. This increase was partially offset by lower mortgage banking income of $74 million and a reduction of $78 million in noninterest income to reflect the reduction in expected receivables from the FDIC due to better than expected performance from covered loans.

Noninterest income for the six months ended June 30, 2010 totaled $1.9 billion, compared to $2.0 billion for the same period in 2009, a decrease of $141 million, or 7.0%. The decline in noninterest income was driven by lower revenues from BB&T’s mortgage banking operations and the reduction in fee income to reflect the 80% reduction in expected receivables from the FDIC.

Mortgage banking income totaled $110 million in the second quarter of 2010, a decrease of $74 million or 40.2% compared to $184 million earned in the second quarter of 2009. This decrease includes a $69 million decline in residential mortgage production income due to lower refinance activity in 2010, as well as a decrease of $16 million due to the net impact of changes in the fair value of BB&T’s residential mortgage servicing rights portfolio and related derivative hedging strategy.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2010

The following table provides a breakdown of the various components of mortgage banking income and other statistical information for the second quarters of 2010 and 2009:

Table 8-1

Mortgage Banking Income and Related Statistical Information

	For the Three Months Ended June 30,
Mortgage Banking Income	2010	2009
	(Dollars in millions)
Residential Mortgage Banking:
Residential mortgage production income	$64	$133
Residential Mortgage Servicing:
Residential mortgage servicing fees	54	46
Residential mortgage servicing rights (decrease) increase in fair value due to change in valuation inputs or assumptions (1)	(234)	137
Mortgage servicing rights hedging gains (losses)	241	(114)

Net	7	23
Realization of expected residential mortgage servicing rights cash flows	(31)	(32)

Total residential mortgage servicing income	30	37

Total residential mortgage banking income	94	170

Commercial Mortgage Banking:
Commercial mortgage banking revenues	21	19
Amortization of commercial mortgage servicing rights	(5)	(5)

Total commercial mortgage banking income	16	14

Total mortgage banking income	$110	$184

	As of /For the Three Months Ended June 30,
Mortgage Banking Statistical Information	2010	2009
	(Dollars in millions)
Residential mortgage originations	$5,013	$8,543
Residential mortgage loans serviced for others	59,303	46,760
Residential mortgage loan sales	4,214	8,272

Commercial mortgage originations	640	596
Commercial mortgage loans serviced for others	23,815	24,657

(1)	Includes a $2 million decrease due to a valuation adjustment for MSRs carried at the lower of cost or market during the second quarter of 2010.

Mortgage banking income totaled $199 million in the first six months of 2010, a decrease of $173 million or 46.5%, compared to $372 million earned in the first six months of 2009. This decrease includes a $154 million decline in residential mortgage production income due to lower refinance activity in 2010 and a decrease of $40 million due to the net impact of changes in the fair value of residential mortgage servicing rights and related derivative’s hedging strategy. These declines are partially offset by a $24 million increase in residential mortgage servicing fees.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2010

The following table provides a breakdown of the various components of mortgage banking income and other statistical information for the six month periods ended June 30, 2010 and 2009, respectively:

Table 8-2

Mortgage Banking Income and Related Statistical Information

	For the Six Months Ended June 30,
Mortgage Banking Income	2010	2009
	(Dollars in millions)
Residential Mortgage Banking:
Residential mortgage production income	$115	$269
Residential Mortgage Servicing:
Residential mortgage servicing fees	111	87
Residential mortgage servicing rights (decrease) increase in fair value due to change in valuation inputs or assumptions (1)	(229)	91
Mortgage servicing rights hedging gains (losses)	240	(40)

Net	11	51
Realization of expected residential mortgage servicing rights cash flows	(62)	(64)

Total residential mortgage servicing income	60	74

Total residential mortgage banking income	175	343

Commercial Mortgage Banking:
Commercial mortgage banking revenues	33	38
Amortization of commercial mortgage servicing rights	(9)	(9)

Total commercial mortgage banking income	24	29

Total mortgage banking income	$199	$372

	As of /For the Six Months Ended June 30,
Mortgage Banking Statistical Information	2010	2009
	(Dollars in millions)
Residential mortgage originations	$9,804	$15,957
Residential mortgage loan sales	8,672	13,518

Commercial mortgage originations	908	1,296

(1)	Includes a $2 million decrease due to a valuation adjustment for MSRs carried at the lower of cost or market during the second quarter of 2010.

Insurance commissions, which are BB&T’s largest source of noninterest income, totaled a record $287 million for the second quarter of 2010, which was up 2.1% compared to the same three-month period of 2009. For the first six months of 2010, insurance income totaled $540 million, an increase of 1.3% compared to the same period last year. This reflected the continued softness in the industry’s pricing for insurance premiums.

Service charges on deposit accounts totaled $164 million in the second quarter of 2010, a decrease of 2.4% compared to the same quarter of 2009. The decline in service charge revenue for the second quarter of 2010 was primarily due to changes in BB&T’s overdraft policies. For the first six months of 2010, service charges on deposits totaled $328 million, a slight increase compared to the same period in 2009. The increase in service charges was primarily due to additional revenue generated by the former Colonial customers, which more than offset the reductions resulting from changes to BB&T’s overdraft policies. Management expects service charge revenue to decrease in the near term due to changes in deposit service fees and regulatory reforms. Over the longer-term, product changes and service offerings are expected to minimize or eliminate many of the near-term declines.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2010

Checkcard fees and other nondeposit fees and commissions increased 22.8% and 18.9%, respectively, compared to the second quarter of 2009. For the first six months of 2010, checkcard fees and other nondeposit fees and commissions increased 23.6% and 20.8%, respectively, compared to the same period in 2009. The increase in checkcard fees was primarily due to increased usage by new and existing clients. The growth in other nondeposit fees and commissions was primarily the result of increased commercial lending-related revenues.

Securities gains, net of losses and including other-than-temporary impairment charges, totaled $219 million and $216 million for the second quarter and first six months of 2010, respectively. This compares to $19 million and $169 million in net securities gains during the second quarter and first six months of 2009, respectively. As previously discussed, during the second quarter of 2010, BB&T sold $13.1 billion of securities available for sale and realized net securities gains of $224 million as part of a major balance sheet deleveraging strategy. In addition, BB&T recorded $5 million in other-than-temporary impairment losses related to certain non-agency mortgage-backed securities that had evidence of credit losses.

Income from the FDIC loss share receivable totaled ($78 million) and ($73 million) during the second quarter and first six months of 2010, respectively, due to better than expected performance from covered loans. These reductions in noninterest revenues reflect approximately 80% of the additional interest income recognized on the covered loans.

Other noninterest income, including investment banking and brokerage fees and commissions, income from bank-owned life insurance, trust and investment advisory revenues and bankcard fees and merchant discounts totaled $204 million during the second quarter of 2010, compared with $231 million for the same period of 2009. Other income declined $19 million due to market-related decreases in trading assets for post-employment benefits that is offset by a similar decline in personnel expense and $20 million for client derivative losses and lower trading gains at Scott & Stringfellow. These declines were partially offset by increases of $6 million each for income from bank-owned life insurance, trust and investment advisory revenues, and bankcard fees and merchant discounts.

For the first six months of 2010, other income, including investment banking and brokerage fees and commissions, income from bank-owned life insurance, trust and investment advisory revenues and bankcard fees and merchant discounts totaled $414 million, which was flat compared to the first six months of 2009. Results included increases of $14 million, $12 million and $11 million for income from bank-owned life insurance, trust and investment advisory revenues and bankcard fees and merchant discounts, which were offset by declines of $21 million resulting from losses and lower revenues related to client derivatives and lower trading gains at Scott & Stringfellow of $15 million.

Noninterest Expense

Noninterest expenses totaled $1.5 billion for the second quarter of 2010, compared to $1.2 billion for the same period a year ago, an increase of $319 million, or 27.0%. Noninterest expenses totaled $2.8 billion for the first six months of 2010, compared to $2.3 billion for the same period a year ago, an increase of $591 million, or 26.3%.

Personnel expense, the largest component of noninterest expense, was $649 million for the current quarter compared to $623 million for the same period in 2009, an increase of $26 million, or 4.2%. This increase was attributable to a $47 million increase in salaries and wages primarily resulting from acquisitions. The increase in salaries and wages was partially offset by a decrease related to other post-employment benefits expense of $19 million as mentioned above. In addition, pension expense was lower by $15 million due to changes in actuarial calculations and improvements in asset values. For the first six months of 2010, personnel expense totaled $1.3 billion, an increase of $72 million, or 5.9%, compared to the same period in 2009. This increase was due to increases in salaries and wages of $84 million primarily resulting from acquisitions. The increase in salaries and wages was partially offset by a decline in pension expense of $29 million in the first half of 2010 compared to the same period of 2009 due to changes in actuarial calculations and improvements in asset values.

Foreclosed property expenses for the three months ended June 30, 2010 totaled $240 million compared to $60 million for the second quarter of 2009. For the first six months of 2010, foreclosed property expenses totaled $418 million, compared to $96 million for the first six months of 2009. The increase in 2010 was largely due to rising maintenance costs, valuation adjustments and sales of foreclosed property. BB&T recorded $195 million of write-downs and net losses on sales of foreclosed property during the second quarter of 2010, an increase of $161 million compared to the same period of 2009. The

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2010

increase in write-downs and net losses reflects a higher inventory of foreclosed properties in 2010 and an accelerated review of approximately 1,600 foreclosed property appraisals that decreased the average age of appraisals to six months. Maintenance costs on foreclosed properties increased by $19 million in the second quarter of 2010 compared to the same period in 2009, also a result of a higher inventory of foreclosed properties. For the first six months of 2010, maintenance costs on foreclosed property and valuation adjustments and losses from sales of properties increased $43 million and $279 million, respectively, compared to the same period of 2009.

Occupancy and equipment expense for the three months ended June 30, 2010 totaled $158 million, compared to $128 million for the second quarter of 2009, representing an increase of $30 million, or 23.4%. For the first six months of 2010, occupancy and equipment expense totaled $296 million, compared to $257 million for the first six months of 2009, representing an increase of $39 million, or 15.2%. The increases in 2010 compared to the corresponding periods of 2009 were primarily related to additional rent in connection with the Colonial transaction and higher amortization expense for certain leasehold improvements. The increase for the first half of 2010 was partially offset by an adjustment of $16 million pretax related to a change in estimated occupancy expense associated with properties acquired from the FDIC in the Colonial transaction in the first quarter of 2010.

Other noninterest expenses, including professional services, regulatory charges, loan processing expenses, amortization of intangibles and merger-related and restructuring charges, totaled $453 million for the current quarter, an increase of $83 million, or 22.4%, compared to the same period of 2009. The increase was primarily attributable to higher costs as a result of the Colonial transaction, including an increase of $39 million in merger-related charges. In addition, professional services expense, loan processing expense and advertising and public relations expense increased $22 million, $13 million and $12 million, respectively. The second quarter of 2009 included a special FDIC assessment of $71 million and gains of $36 million on extinguishment of debt.

For the first six months of 2010, other noninterest expenses totaled $832 million, an increase of $158 million, or 23.4%, compared to the same period of 2009. In addition to the second quarter 2009 items listed above, the increase was primarily due to increases of $44 million in merger-related charges and $41 million in professional services expense. Loan processing expense and advertising and public relations expense also increased by $19 million and $17 million, respectively.

Merger-Related and Restructuring Activities

BB&T has incurred certain merger-related and restructuring expenses. Merger-related and restructuring expenses or credits include: severance and personnel-related costs or credits, which typically occur in corporate support and data processing functions; occupancy and equipment charges or credits, which relate to costs or gains associated with lease terminations, obsolete equipment write-offs, and the sale of duplicate facilities and equipment; and other merger-related and restructuring charges or credits, which include expenses necessary to convert and combine the acquired branches and operations of merged companies, direct media advertising related to the acquisitions, asset and supply inventory write-offs, investment banking advisory fees, and other similar charges. Merger-related and restructuring charges during the second quarters of 2010 and 2009 were $38 million and ($1 million), respectively. For the first six months of 2010 and 2009, merger-related and restructuring charges totaled $55 million and $11 million, respectively. The increases in merger-related and restructuring charges were largely a result of the Colonial transaction.

At June 30, 2010 and December 31, 2009, there were $21 million and $15 million, respectively, of merger-related and restructuring accruals. Merger-related and restructuring accruals are established when the costs are incurred or once all requirements for a plan to dispose of certain business functions have been approved by management. In general, a major portion of accrued costs are utilized in conjunction with or immediately following the systems conversion, when most of the duplicate positions are eliminated and the terminated employees begin to receive severance. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger and restructuring accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at June 30, 2010 are expected to be utilized during 2010, unless they relate to specific contracts that expire in later years.

BB&T currently estimates that total merger-related and restructuring charges for the Colonial transaction will be approximately $100 million, of which $80 million has been expensed through June 30, 2010. The majority of the remaining estimated charges will be incurred during the third and fourth quarters of 2010.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2010

Provision for Income Taxes

The provision for income taxes was $25 million for the second quarter of 2010, a decrease of $16 million compared to the same period of 2009. BB&T’s effective income tax rates for the second quarters of 2010 and 2009 were 10.0% and 16.5%, respectively. For the first six months of 2010, the provision for income taxes was $73 million, a decrease of $82 million compared to the same period of 2009, primarily due to lower pre-tax income. BB&T’s effective income tax rates for the first six months of 2010 and 2009 were 14.9% and 22.8%, respectively. The lower effective tax rate is primarily the result of an increase in tax credits as well as a relatively equal level of tax-exempt income on a lower level of pre-tax income.

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

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2010

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

Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties, and are not a measure of financial risk. As of June 30, 2010, BB&T had derivative financial instruments outstanding with notional amounts totaling $64.2 billion. The estimated net fair value of open contracts was $279 million at June 30, 2010.

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

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2010

Table 9-1

Interest Sensitivity Simulation Analysis

Interest Rate Scenario			Annualized Hypothetical Percentage Change in Net Interest Income
Linear Change in Prime Rate	Prime Rate
	June 30,		June 30,
	2010	2009	2010	2009
2.00%	5.25%	5.25%	3.56%	1.05%
1.00	4.25	4.25	1.56	(.25)
No Change	3.25	3.25	—	—
(0.25)	3.00	3.00	(.23)	.41

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

Table 9 – 2

Economic Value of Equity ("EVE") Simulation Analysis

	EVE/Assets		Hypothetical Percentage Change in EVE
Change in Rates	June 30,		June 30,
	2010	2009	2010	2009
2.00%	8.4%	7.2%	22.1%	(1.0)%
1.00	7.7	7.3	12.2	0.2
No Change	6.9	7.3	—	—
(0.25)	6.6	7.3	(4.0)	(0.5)

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

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2010

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

Financial holding companies and their bank subsidiaries are subject to regulatory requirements with respect to risk-based capital adequacy. Capital adequacy is an important indicator of financial stability and performance. Risk-based capital ratios measure capital as a percentage of a combination of risk-weighted balance sheet and off-balance sheet risk. The risk-weighted values of both balance sheet and off-balance sheet items are determined in accordance with risk factors specified by federal bank regulatory pronouncements. Current provisions of the Dodd-Frank Act will result in the elimination, over a manageable period of time, of certain capital securities from inclusion in Tier 1 capital. BB&T currently has approximately $3.2 billion of capital securities that qualify as Tier 1 capital.

As of June 30, 2010, federal bank regulators did not prescribe measures of tangible capital and, therefore, these measures were considered non-GAAP. BB&T uses the Tier 1 common equity definition used in the SCAP assessment to calculate measures of tangible capital and Tier 1 common capital. BB&T’s management uses these measures to assess the quality of capital and believes that investors may find them useful in their analysis of the Corporation. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies. Please refer to the section titled “Capital” in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional information with regard to BB&T’s capital requirements.

BB&T’s regulatory and tangible capital ratios for the last five calendar quarters are set forth in the following table. The improvement in BB&T’s tangible common equity between the first and second quarters of 2010 was largely a result of the balance sheet deleverage actions previously discussed.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2010

Table 10

Capital Ratios (1)

	2010		2009
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
	(Dollars in millions, shares in thousands)
Risk-based:
Tier 1	11.7%	11.6%	11.5%	11.1%	10.6%
Total	15.8	15.9	15.8	15.6	15.2
Leverage capital	8.9	8.7	8.5	8.5	8.5

Non-GAAP capital measures (2)
Tangible common equity as a percentage of tangible assets	7.0	6.4	6.2	6.1	6.5
Tier 1 common equity as a percentage of risk-weighted assets	8.9	8.6	8.5	8.4	8.4

Calculations of Tier 1 common equity and tangible assets and related measures:
Tier 1 equity	$13,594	$13,657	$13,456	$12,851	$12,132
Less:
Qualifying restricted core capital elements	3,254	3,508	3,497	3,157	2,578

Tier 1 common equity	$10,340	$10,149	$9,959	$9,694	$9,554

Total assets	$155,083	$163,700	$165,764	$165,328	$152,398
Less:
Intangible assets, net of deferred taxes	6,502	6,519	6,553	6,695	5,851
Plus:
Regulatory adjustments, net of deferred taxes	187	493	806	712	1,315

Tangible assets	$148,768	$157,674	$160,017	$159,345	$147,862

Total risk-weighted assets (3)	$116,155	$117,410	$117,167	$115,608	$114,173
Tangible common equity as a percentage of tangible assets	7.0%	6.4%	6.2%	6.1%	6.5%
Tier 1 common equity as a percentage of risk-weighted assets	8.9	8.6	8.5	8.4	8.4

Tier 1 common equity	$10,340	$10,149	$9,959	$9,694	$9,554
Outstanding shares at end of period	692,777	691,869	689,750	687,446	648,068
Tangible book value per common share	$14.93	$14.67	$14.44	$14.10	$14.74

(1)	Current quarter regulatory capital information is preliminary.
(2)	Tangible common equity and Tier 1 common equity ratios are non-GAAP measures. BB&T uses the Tier 1 common equity definition used in the SCAP assessment to calculate these ratios. BB&T's management uses these measures to assess the quality of capital and believes that investors may find them useful in their analysis of the Corporation. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies.
(3)	Risk-weighted assets are determined based on regulatory capital requirements. Under the regulatory framework for determining risk-weighted assets each asset class is assigned a risk-weighting of 0%, 20%, 50% or 100% based on the underlying risk of the specific asset class. In addition, off balance sheet exposures are first converted to a balance sheet equivalent amount and subsequently assigned to one of the four risk-weightings.

Share Repurchase Activity

BB&T has periodically repurchased shares of its own common stock. In accordance with North Carolina law, repurchased shares cannot be held as treasury stock, but revert to the status of authorized and unissued shares upon repurchase.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2010

On June 27, 2006, BB&T’s Board of Directors granted authority under a plan (the “2006 Plan”) for the repurchase of up to 50 million shares of BB&T’s common stock as needed for general corporate purposes. The 2006 Plan also authorizes the repurchase of the remaining shares from the previous authorization. The 2006 Plan remains in effect until all the authorized shares are repurchased unless modified by the Board of Directors. No shares were repurchased in connection with the 2006 Plan during the second quarter of 2010.

Table 11

Share Repurchase Activity

	2010
	Total Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Shares Purchased Pursuant to Publicly-Announced Plan	Maximum Remaining Number of Shares Available for Repurchase Pursuant to Publicly-Announced Plan
	(Shares in Thousands)
April 1-30	5	$32.97	—	44,139
May 1-31	3	33.57	—	44,139
June 1-30	10	29.23	—	44,139

Total	18	$30.96	—	44,139

(1)	Repurchases reflect shares exchanged or surrendered in connection with the exercise of equity-based awards under BB&T's equity-based compensation plans.
(2)	Excludes commissions.

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

On July 27, 2010, Moody’s Investors Service announced that the ratings of a number of large U.S. Banks may be negatively affected because the passage of the Dodd-Frank Act makes it less likely that the government would step in to rescue a troubled bank. It is unclear whether BB&T’s other primary rating agencies will respond in a similar way.

SEGMENT RESULTS

BB&T’s operations are divided into seven reportable business segments: the Banking Network, Residential Mortgage Banking, Sales Finance, Specialized Lending, Insurance Services, Financial Services and Treasury. These operating segments have been identified based primarily on BB&T’s organizational structure. See Note 17 “Operating Segments” in the “Notes to the Consolidated Financial Statements” contained herein for additional disclosures related to BB&T’s reportable business segments. Fluctuations in noninterest income and noninterest expense incurred directly by the operating segments are more fully described in the sections titled “Noninterest Income” and “Noninterest Expense” of this discussion and analysis. The following table reflects the net income (loss) for each of BB&T’s operating segments for the six month periods ended June 30, 2010 and 2009, respectively.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2010

Table 12

BB&T Corporation

Net Income by Reportable Segments

	For the Six Months Ended
	June 30, 2010	June 30, 2009
	(Dollars in millions)
Banking Network	$247	$291
Residential Mortgage Banking	(101)	154
Sales Finance	20	(10)
Specialized Lending	89	20
Insurance Services	63	66
Financial Services	59	67
Treasury	93	211
All Other Segments	20	(6)
Parent/Reconciling Items	(72)	(267)

BB&T Corporation	$418	$526

The $44 million decrease in net income attributable to the Banking Network segment is primarily due to growth in noninterest expenses of $382 million related primarily to higher foreclosed property expenses and a $128 million decline in intersegment net referral fees related to a reduction in mortgage loan referral income. This impact was partially offset by a $232 million increase in net interest income driven by higher funds transfer pricing credits due to growth in deposits and a $215 million decrease in economic provision for loan losses.

The $255 million decrease in net income attributable to the Residential Mortgage Banking segment was due primarily to a decrease of $168 million in noninterest income due to record residential mortgage production revenues achieved in the first half of 2009, as well as a $218 million increase in the economic provision for loan and lease losses.

The $30 million and $69 million increases in net income attributable to Sales Finance and Specialized Lending, respectively, were primarily driven by increased net interest income and lower provision for loan and lease loss expenses. Specialized Lending’s increase in net interest income is primarily due to strong growth in consumer and automobile lending lines of business.

The $118 million decrease in net income attributable to the Treasury segment was primarily a result of an increase in the internal credit for funds paid by Treasury to support the Colonial acquisition.

It is important to note that the substantial majority of the loan portfolio acquired in the Colonial transaction is covered by the loss sharing agreements with the FDIC, and is managed outside of the Banking Network. The assets and related interest income from the portfolio are included in the Parent/Reconciling Items segment. The $195 million increase related to Parent/Reconciling Items is largely due to increased net interest income and intersegment noninterest income and decreased provision for loan and lease losses. This is partially offset by an increase in unallocated noninterest expense.

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

The nature of the business of BB&T’s banking and other subsidiaries ordinarily results in a certain amount of claims, litigation, investigations and legal and administrative cases and proceedings, all of which are considered incidental to the normal conduct of business. BB&T believes it has meritorious defenses to the claims asserted against it in its currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of BB&T and its shareholders.

On at least a quarterly basis, BB&T assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. For those matters where it is probable that BB&T will incur a loss and the amount of the loss can be reasonably estimated, BB&T records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments on a quarterly basis. For other matters, where a loss is not probable or the amount of the loss is not estimable, BB&T has not accrued legal reserves. While the outcome of legal proceedings is inherently uncertain, based on information currently available, advice of counsel and available insurance coverage, BB&T’s management believes that its established legal reserves are adequate and the liabilities arising from BB&T’s legal proceedings will not have a material adverse effect on the consolidated financial position, consolidated results of operations or consolidated cash flows of BB&T. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to BB&T’s consolidated financial position, consolidated results of operations or consolidated cash flows.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2009. In addition to the risk factors in BB&T’s Annual Report on Form 10-K, the following supplemental risk factor related to the passage of the Dodd-Frank Act should be carefully considered. These risks could materially affect BB&T’s business, financial condition or future results, and are not the only risks BB&T faces. Additional risks and uncertainties not currently known to BB&T or that management has deemed to be immaterial also may materially adversely affect BB&T’s business, financial condition, and/or operating results.

The passage of Dodd-Frank Act may result in lower revenues, higher costs and ratings downgrades.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, and changes among the bank regulatory agencies. Many of these provisions are subject to further study, rule making, and the discretion of regulatory bodies, such as the Financial Stability Oversight Council, which will regulate the systemic risk of the financial system. Due to BB&T’s size, the Company will be designated as “systemically significant” to the financial health of the U.S. economy and, as a result, may be subject to additional regulations. We cannot predict the effect that compliance with the Dodd-Frank Act or any implementing regulations will have on BB&T’s businesses or its ability to pursue future business opportunities. Additional regulations resulting from the Dodd-Frank Act may materially adversely affect BB&T’s business, financial condition or results of operations. In addition, Moody’s Investors Service announced that the ratings of a number of large U.S. Banks may be negatively affected because the passage of the Dodd-Frank Act makes it less likely that the government would step in to rescue a troubled bank. It is unclear whether BB&T’s other primary rating agencies would respond in a similar way. BB&T’s credit ratings are important to its liquidity. A reduction in BB&T’s credit ratings could adversely affect BB&T’s liquidity and competitive position, increase its borrowing costs, limit its access to the capital markets or trigger unfavorable contractual obligations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Please refer to “Share Repurchase Activity” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section herein.

Item 6.	Exhibits

3(i)	Articles of Incorporation of the Registrant, as restated February 25, 2009 and amended May 10, 2010

10.1	Form of Restricted Stock Unit Agreement (Performance-Based Vesting Component) for Executive Officers under the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (June 2010 Performance Award).

11	Statement re: Computation of Earnings Per Share.

12	Statement re: Computation of Ratios.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

101.DEF	XBRL Taxonomy Definition Linkbase.*

*	To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BB&T CORPORATION (Registrant)

Date: August 9, 2010	By:	/S/ DARYL N. BIBLE
Daryl N. Bible, Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2010	By:	/S/ CYNTHIA B. POWELL
Cynthia B. Powell, Executive Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location
3(i)†	Articles of Incorporation of the Registrant, as restated February 25, 2009 and amended May 10, 2010	Filed herewith.

10.1	Form of Restricted Stock Unit Agreement (Performance-Based Vesting Component) for Executive Officers under the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (June 2010 Performance Award).	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed June 25, 2010.

11	Statement re: Computation of Earnings Per Share.	Filed herewith as Note 16.

12†	Statement re: Computation of Ratios.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS*†	XBRL Instance Document.	To be filed by amendment.

101.SCH*†	XBRL Taxonomy Extension Schema.	To be filed by amendment.

101.CAL*†	XBRL Taxonomy Extension Calculation Linkbase.	To be filed by amendment.

101.LAB*†	XBRL Taxonomy Extension Label Linkbase.	To be filed by amendment.

101.PRE*†	XBRL Taxonomy Extension Presentation Linkbase.	To be filed by amendment.

101.DEF*†	XBRL Taxonomy Definition Linkbase.	To be filed by amendment.

*	As provided in Rule 406T of Regulation S-T, this information will be furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
†	Exhibits intentionally not provided herein.