Form 10-Q/A
period 2010-06-30
BB&T CORP
filed 2010-09-02
CIK 92230

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

Explanatory Note

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, as filed with the Securities Exchange Commission on August 9, 2010, is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 to this report furnishes the following financial and related information from BB&T Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 formatted in eXtensible Business Reporting Language (XBRL): (1) the unaudited Consolidated Balance Sheets (2) the unaudited Consolidated Statements of Income, (3) the unaudited Consolidated Statements of Changes in Shareholders’ Equity, (4) the unaudited Consolidated Statements of Cash Flows, and (5) the unaudited Notes to Consolidated Financial Statements.

No other changes have been made to the Form 10-Q other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files attached as exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.	Exhibits

3(i)	Articles of Incorporation of the Registrant, as restated February 25, 2009 and amended May 10, 2010*

10.1	Form of Restricted Stock Unit Agreement (Performance-Based Vesting Component) for Executive Officers under the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (June 2010 Performance Award).*

11	Statement re: Computation of Earnings Per Share.*

12	Statement re: Computation of Ratios.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**

101.LAB	XBRL Taxonomy Extension Label Linkbase.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

101.DEF	XBRL Taxonomy Definition Linkbase.**

*	Previously filed or incorporated by reference into BB&T Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (filed on August 9, 2010)
**	Furnished with this Form 10-Q/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BB&T CORPORATION (Registrant)

Date: September 2, 2010	By:	/S/ DARYL N. BIBLE
Daryl N. Bible, Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: September 2, 2010	By:	/S/ CYNTHIA B. POWELL
Cynthia B. Powell, Executive Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location

3(i)	Articles of Incorporation of the Registrant, as restated February 25, 2009 and amended May 10, 2010	Previously filed with BB&T Corporation’s Quarterly Report on Form 10-Q (filed August 9, 2010).

10.1	Form of Restricted Stock Unit Agreement (Performance-Based Vesting Component) for Executive Officers under the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (June 2010 Performance Award).	Incorporated into BB&T Corporation’s Quarterly Report on Form 10-Q (filed August 9, 2010 by reference to Exhibit 10.1 of the Current Report on Form 8-K filed June 25, 2010)

11	Statement re: Computation of Earnings Per Share.	Previously filed with BB&T Corporation’s Quarterly Report on Form 10-Q (filed August 9, 2010).

12	Statement re: Computation of Ratios.	Previously filed with BB&T Corporation’s Quarterly Report on Form 10-Q (filed August 9, 2010).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Previously filed with BB&T Corporation’s Quarterly Report on Form 10-Q (filed August 9, 2010).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Previously filed with BB&T Corporation’s Quarterly Report on Form 10-Q (filed August 9, 2010).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Previously filed with BB&T Corporation’s Quarterly Report on Form 10-Q (filed August 9, 2010).

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Previously filed with BB&T Corporation’s Quarterly Report on Form 10-Q (filed August 9, 2010).

101.INS*	XBRL Instance Document.	Furnished as an exhibit to this Form 10-Q/A.

101.SCH*	XBRL Taxonomy Extension Schema.	Furnished as an exhibit to this Form 10-Q/A.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.	Furnished as an exhibit to this Form 10-Q/A.

Exhibit No.	Description	Location

101.LAB*	XBRL Taxonomy Extension Label Linkbase.	Furnished as an exhibit to this Form 10-Q/A.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.	Furnished as an exhibit to this Form 10-Q/A.

101.DEF*	XBRL Taxonomy Definition Linkbase.	Furnished as an exhibit to this Form 10-Q/A.

*	As provided in Rule 406T of Regulation S-T, this information will be furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.