Form 10-Q
period 2010-09-30
BB&T CORP
filed 2010-11-09
CIK 92230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2010

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

At October 31, 2010, 693,732,484 shares of the Registrant’s common stock, $5 par value, were outstanding.

BB&T CORPORATION

FORM 10-Q

September 30, 2010

Item 1.	Financial Statements

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share data, shares in thousands)

	September 30, 2010	December 31, 2009
Assets
Cash and due from banks	$1,225	$1,584
Interest-bearing deposits with banks	944	667
Federal funds sold and securities purchased under resale agreements or similar arrangements	285	398
Segregated cash due from banks	269	270
Trading securities at fair value	568	636
Securities available for sale at fair value ($1,500 and $1,201 covered by FDIC loss share at September 30, 2010 and December 31, 2009, respectively)	24,497	33,253
Loans held for sale ($2,920 and $2,551 at fair value at September 30, 2010 and December 31, 2009, respectively)	3,833	2,551
Loans and leases ($6,753 and $8,019 covered by FDIC loss share at September 30, 2010 and December 31, 2009, respectively)	102,181	103,656
Allowance for loan and lease losses	(2,611)	(2,600)

Loans and leases, net of allowance for loan and lease losses	99,570	101,056

FDIC loss share receivable	1,924	3,062
Premises and equipment	1,831	1,583
Goodwill	6,013	6,053
Core deposit and other intangible assets	535	640
Residential mortgage servicing rights at fair value	585	832
Other assets ($314 and $215 of foreclosed property and other assets covered by FDIC loss share at September 30, 2010 and December 31, 2009, respectively)	15,151	13,179

Total assets	$157,230	$165,764

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$20,607	$18,945
Interest checking	2,225	3,420
Other client deposits	52,795	52,097
Client certificates of deposit	23,772	32,298
Other interest-bearing deposits	7,020	8,205

Total deposits	106,419	114,965

Federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	5,820	8,106
Long-term debt	22,111	21,376
Accounts payable and other liabilities	6,093	5,076

Total liabilities	140,443	149,523

Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, $5 par	3,468	3,449
Additional paid-in capital	5,753	5,620
Retained earnings	7,833	7,539
Accumulated other comprehensive loss, net of deferred income taxes of $(209) at September 30, 2010 and $(257) at December 31, 2009	(335)	(417)
Noncontrolling interests	68	50

Total shareholders’ equity	16,787	16,241

Total liabilities and shareholders’ equity	$157,230	$165,764

Common shares outstanding	693,560	689,750
Common shares authorized	2,000,000	1,000,000
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in millions, except per share data, shares in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Interest Income
Interest and fees on loans and leases	$1,549	$1,414	$4,514	$4,072
Interest and dividends on securities	207	327	834	978
Interest on other earning assets	6	4	12	14

Total interest income	1,762	1,745	5,360	5,064

Interest Expense
Interest on deposits	225	311	725	977
Interest on federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	5	11	16	51
Interest on long-term debt	218	186	631	515

Total interest expense	448	508	1,372	1,543

Net Interest Income	1,314	1,237	3,988	3,521
Provision for credit losses	770	709	1,995	2,086

Net Interest Income After Provision for Credit Losses	544	528	1,993	1,435

Noninterest Income
Insurance income	252	254	792	787
Service charges on deposits	147	180	475	504
Mortgage banking income	184	144	383	516
Investment banking and brokerage fees and commissions	85	89	255	263
Other nondeposit fees and commissions	74	59	202	165
Checkcard fees	70	59	201	165
Bankcard fees and merchant discounts	45	41	130	115
Trust and investment advisory revenues	40	36	117	101
Income from bank-owned life insurance	30	24	92	72
FDIC loss share income, net	(43)	3	(116)	3
Other income, net	(13)	20	7	73
Securities gains, net
Realized gains, net	241	34	468	240
Other-than-temporary impairments	—	(3)	(49)	(117)
Less non-credit portion recognized in other comprehensive income	(2)	—	36	77

Total securities gains, net	239	31	455	200

Total noninterest income	1,110	940	2,993	2,964

Noninterest Expense
Personnel expense	642	644	1,937	1,867
Foreclosed property expense	167	118	585	214
Occupancy and equipment expense	157	149	453	406
Professional services	84	68	242	185
Regulatory charges	61	44	152	183
Loan processing expenses	53	38	135	101
Amortization of intangibles	30	29	94	78
Merger-related and restructuring charges, net	10	18	65	29
Other expenses	204	212	586	507

Total noninterest expense	1,408	1,320	4,249	3,570

Earnings
Income before income taxes	246	148	737	829
Provision (benefit) for income taxes	27	(9)	100	146

Net income	219	157	637	683

Noncontrolling interests	9	5	29	15
Dividends and accretion on preferred stock	—	—	—	124

Net income available to common shareholders	$210	$152	$608	$544

Earnings Per Common Share
Basic	$.30	$.23	$.88	$.89

Diluted	$.30	$.23	$.87	$.88

Cash dividends declared	$.15	$.15	$.45	$.77

Weighted Average Shares Outstanding
Basic	693,017	665,408	691,982	609,698

Diluted	701,535	672,457	700,551	615,307

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

For the Nine Months Ended September 30, 2010 and 2009

(Dollars in millions, except per share data, shares in thousands)

	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders’ Equity
Balance, January 1, 2009	559,248	$3,082	$2,796	$3,510	$7,381	$(732)	$44	$16,081

Add (Deduct):
Comprehensive income (loss):
Net income	—	—	—	—	668	—	15	683
Net change in other comprehensive income (loss)	—	—	—	—	—	368	—	368

Total comprehensive income (loss) (Note 10)	—	—	—	—	668	368	15	1,051

Stock issued:
In purchase acquisitions	96	—	1	1	—	—	—	2
In connection with stock option exercises and other employee benefits, net of cancellations	329	—	2	2	—	—	—	4
In connection with dividend reinvestment plan	2,396	—	12	39	—	—	—	51
In connection with 401(k) plan	665	—	3	13	—	—	—	16
In common stock offerings	124,712	—	623	2,014	—	—	—	2,637
Redemption of preferred stock	—	(3,134)	—	(67)	—	—	—	(3,201)
Cash dividends declared on common stock, $.77 per share	—	—	—	—	(467)	—	—	(467)
Cash dividends accrued on preferred stock	—	—	—	—	(73)	—	—	(73)
Equity-based compensation expense	—	—	—	50	—	—	—	50
Other, net	—	52	—	1	(51)	—	(11)	(9)

Balance, September 30, 2009	687,446	$—	$3,437	$5,563	$7,458	$(364)	$48	$16,142

Balance, January 1, 2010	689,750	$—	$3,449	$5,620	$7,539	$(417)	$50	$16,241

Add (Deduct):
Comprehensive income (loss):
Net income	—	—	—	—	608	—	29	637
Net change in other comprehensive income (loss)	—	—	—	—	—	82	—	82

Total comprehensive income (loss) (Note 10)	—	—	—	—	608	82	29	719

Stock issued:
In purchase acquisitions	57	—	—	2	—	—	—	2
In connection with stock option exercises and other employee benefits, net of cancellations	1,610	—	8	23	—	—	—	31
In connection with dividend reinvestment plan	803	—	4	19	—	—	—	23
In connection with 401(k) plan	1,340	—	7	31	—	—	—	38
Cash dividends declared on common stock, $.45 per share	—	—	—	—	(312)	—	—	(312)
Equity-based compensation expense	—	—	—	58	—	—	—	58
Other, net	—	—	—	—	(2)	—	(11)	(13)

Balance, September 30, 2010	693,560	$—	$3,468	$5,753	$7,833	$(335)	$68	$16,787

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in millions)

	For the Nine Months Ended September 30,
	2010	2009
Cash Flows From Operating Activities:
Net income	$637	$683
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	1,995	2,086
Depreciation	194	166
Amortization of intangibles	94	78
Equity-based compensation	58	50
Discount accretion and premium amortization on long-term debt, net	25	46
Gain on sales of securities, net	(455)	(200)
Net decrease (increase) in trading securities	68	(310)
Net increase in loans held for sale	(407)	(539)
Net decrease in FDIC loss share receivable	892	—
Net (increase) decrease in other assets	(1,840)	255
Net increase (decrease) in accounts payable and other liabilities	741	(3,429)
Decrease in segregated cash due from banks	1	93
Other, net	341	154

Net cash provided by (used in) operating activities	2,344	(867)

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	24,737	17,060
Proceeds from maturities, calls and paydowns of securities available for sale	4,279	6,087
Purchases of securities available for sale	(19,001)	(19,939)
Originations and purchases of loans and leases, net of principal collected	(2,542)	44
Net cash paid for divestitures	(832)	—
Net cash (paid) acquired in business combinations	(6)	4,478
Purchases of premises and equipment	(370)	(128)
Proceeds from sales of foreclosed property or other real estate held for sale	716	253
Other, net	69	(173)

Net cash provided by investing activities	7,050	7,682

Cash Flows From Financing Activities:
Net decrease in deposits	(7,641)	(3,399)
Net decrease in federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	(2,287)	(2,506)
Proceeds from issuance of long-term debt	500	3,383
Repayment of long-term debt	(83)	(3,563)
Net proceeds from common stock issued	92	2,708
Retirement of preferred stock	—	(3,201)
Cash dividends paid on common stock	(311)	(624)
Cash dividends paid on preferred stock	—	(93)
Other, net	141	131

Net cash used in financing activities	(9,589)	(7,164)

Net Decrease in Cash and Cash Equivalents	(195)	(349)
Cash and Cash Equivalents at Beginning of Period	2,649	2,740

Cash and Cash Equivalents at End of Period	$2,454	$2,391

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,408	$1,555
Income taxes	873	416
Noncash investing and financing activities:
Transfer of loans held for investment to loans held for sale	1,284	525
Transfers of loans to foreclosed property	1,132	1,160

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2010

NOTE 1. Basis of Presentation

General

In the opinion of management, the accompanying unaudited Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders’ Equity, and Consolidated Statements of Cash Flows of BB&T Corporation and subsidiaries (referred to herein as “BB&T”, the “Corporation” or the “Company”), are fair statements of BB&T’s financial position at September 30, 2010 and December 31, 2009, BB&T’s results of operations for the three and nine month periods ended September 30, 2010 and 2009, and BB&T’s changes in shareholders’ equity and cash flows for the nine month periods ended September 30, 2010 and 2009. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the interim period results have been made.

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

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2010

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

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2010

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

On January 15, 2010, BB&T sold certain Nevada branch locations and approximately $850 million in deposits that were acquired from Colonial.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2010

NOTE 3. Securities

The amortized cost and approximate fair values of securities available for sale were as follows:

	September 30, 2010
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(Dollars in millions)
Securities available for sale:
U.S. government-sponsored entities (GSE)	$52	$2	$—	$54
Mortgage-backed securities issued by GSE	19,093	282	34	19,341
States and political subdivisions	2,126	80	114	2,092
Non-agency mortgage-backed securities	1,123	2	184	941
Equity and other securities	547	24	2	569
Covered securities	1,204	296	—	1,500

Total securities available for sale	$24,145	$686	$334	$24,497

	December 31, 2009
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(Dollars in millions)
Securities available for sale:
U.S. government-sponsored entities (GSE)	$2,090	$5	$60	$2,035
Mortgage-backed securities issued by GSE	26,649	231	210	26,670
States and political subdivisions	2,176	56	125	2,107
Non-agency mortgage-backed securities	1,339	—	317	1,022
Equity and other securities	196	22	—	218
Covered securities	1,166	47	12	1,201

Total securities available for sale	$33,616	$361	$724	$33,253

As of September 30, 2010, the fair value of covered securities included $1.2 billion of non-agency mortgage-backed securities and $319 million of municipal securities. As of December 31, 2009, the fair value of covered securities included $896 million of non-agency mortgage-backed securities and $305 million of municipal securities. All covered securities were acquired from Colonial and are covered by one of the FDIC loss sharing agreements. BB&T is restricted from selling these securities without prior approval from the FDIC. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional information.

At September 30, 2010 and December 31, 2009, securities with carrying value of approximately $16.6 billion and $20.7 billion were pledged to secure municipal deposits, securities sold under agreements to repurchase, other borrowings, and for other purposes as required or permitted by law.

BB&T had certain investments in marketable debt securities and mortgage-backed securities issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) that exceeded ten percent of shareholders’ equity at September 30, 2010. The Fannie Mae investments had total amortized cost and fair values of $12.5 billion and $12.6 billion, respectively, at September 30, 2010, while Freddie Mac investments had total amortized cost and fair values of $5.1 billion and $5.2 billion, respectively.

At September 30, 2010 and December 31, 2009, non-agency mortgage-backed securities primarily consisted of residential mortgage-backed securities.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2010

The gross realized gains and losses and other than temporary impairments recognized in income during the three and nine months ended September 30, 2010 and 2009 are reflected in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in millions)
Gross gains	$241	$35	$472	$241
Gross losses	—	(1)	(4)	(1)

Net realized gains	241	34	468	240

Other than temporary impairment (OTTI) recognized in net income	(2)	(3)	(13)	(40)

Net securities gains	$239	$31	$455	$200

The amortized cost and estimated fair value of the securities portfolio at September 30, 2010, by contractual maturity, are shown in the accompanying table. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay the underlying mortgage loans with or without prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity.

	September 30, 2010
	Available for Sale
	Amortized Cost	Fair Value
	(Dollars in millions)
Debt Securities:
Due in one year or less	$57	$55
Due after one year through five years	65	68
Due after five years through ten years	694	721
Due after ten years	23,155	23,457

Total debt securities	23,971	24,301
Total securities with no stated maturity	174	196

Total securities	$24,145	$24,497

The following tables reflect the gross unrealized losses and fair values of BB&T’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates presented.

	September 30, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Securities:
Mortgage-backed securities issued by GSE	$4,780	$34	$—	$—	$4,780	$34
States and political subdivisions	75	6	807	108	882	114
Non-agency mortgage-backed securities	—	—	833	184	833	184
Equity and other securities	391	1	2	1	393	2

Total temporarily impaired securities	$5,246	$41	$1,642	$293	$6,888	$334

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2010

	December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Securities:
U.S. government-sponsored entities (GSE)	$1,843	$60	$—	$—	$1,843	$60
Mortgage-backed securities issued by GSE	16,338	210	114	—	16,452	210
States and political subdivisions	409	65	274	60	683	125
Non-agency mortgage-backed securities	181	66	825	251	1,006	317
Equity and other securities	13	—	1	—	14	—
Covered securities	94	12	—	—	94	12

Total temporarily impaired securities	$18,878	$413	$1,214	$311	$20,092	$724

BB&T periodically evaluates available-for-sale securities for other-than-temporary impairment. Based on its evaluations during the third quarter of 2010, BB&T recognized a $2 million adjustment to the non-credit portion previously recorded in other comprehensive income. Based on its evaluations during the third quarter of 2009, BB&T recorded $3 million of other-than-temporary impairments in net income related to certain debt and equity securities.

On September 30, 2010, BB&T held certain investment securities having continuous unrealized loss positions for more than 12 months. As of September 30, 2010, the unrealized losses on these securities totaled $293 million. Substantially all of these losses were in non-agency mortgage-backed and municipal securities. At September 30, 2010, all of the available-for-sale debt securities in an unrealized loss position, excluding those covered by FDIC loss sharing agreements, were investment grade with the exception of (a) bonds with an amortized cost of $3 million from one issuer of auction rate securities; (b) two municipal bonds with an amortized cost of $8 million; (c) sixteen non-agency mortgage-backed securities with an amortized cost of $884 million and (d) one non-agency commercial mortgage-backed security with an amortized cost of $25 million. At September 30, 2010, the total unrealized loss on these non-investment grade securities was $178 million. All of the non-investment grade securities referenced above were initially investment grade and have been downgraded since purchase. BB&T evaluated all of its debt securities for credit impairment. Based on its evaluation at September 30, 2010, BB&T determined that certain of the non-investment grade non-agency mortgage-backed securities had credit losses evident and recognized other-than-temporary impairments related to these securities. The decline in fair value related to credit losses was recognized in net income. BB&T’s evaluation of the other debt securities with continuous unrealized losses indicated that there were no credit losses evident. Furthermore, as of the date of the evaluation, BB&T did not intend to sell, and it was more likely than not that the Company would not be required to sell, these debt securities before the anticipated recovery of the amortized cost basis. See the “Summary Analysis Supporting Conclusions” section below for further details regarding BB&T’s below investment grade securities with significant unrealized losses.

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

Factors considered in determining whether a loss is temporary include:

•	The financial condition and near-term prospects of the issuer, including any specific events that may influence the operations of the issuer;

•	BB&T’s intent to sell and whether it is more likely than not that the Company will be required to sell these debt securities before the anticipated recovery of the amortized cost basis;

•	The length of the time and the extent to which the market value has been less than cost;

•	Whether the decline in fair value is attributable to specific conditions, such as conditions in an industry or in a geographic area;

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2010

•	Whether a debt security has been downgraded by a rating agency;

•	Whether the financial condition of the issuer has deteriorated;

•	The seniority of the security;

•	Whether dividends have been reduced or eliminated, or scheduled interest payments on debt securities have not been made; and

•	Any other relevant available information.

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

Non-investment grade securities with significant unrealized losses

As of September 30, 2010

(Dollars in millions)

Security	Amortized Cost	Fair Value	Unrealized Loss	Moody’s	Credit Rating S&P	Fitch	Expected Underlying Collateral Losses	Benefit of Subordination
Securities with other-than-temporary impairment losses:
RMBS 1	$147	$125	$(22)	Caa3	CC		$7	$1
RMBS 2	51	33	(18)	Ca		C	3	1
RMBS 3	56	34	(22)	Caa1	CC	C	2	1

Securities without other-than-temporary impairment losses (1):
RMBS 4	104	72	(32)	Caa2	CC		6	6
RMBS 5	111	73	(38)		CCC	C	5	5

(1)	Additional benefits of subordination are available in excess of the expected underlying collateral losses.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2010

NOTE 4. Loans and Leases

The following table provides a breakdown of BB&T’s loan portfolio as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	(Dollars in millions)
Loans and leases, net of unearned income:
Commercial loans and leases	$48,131	$49,820
Sales finance loans	6,972	6,290
Revolving credit loans	2,065	2,016
Direct retail loans	13,828	14,283
Residential mortgage loans	16,316	15,435
Specialized lending loans	8,047	7,670
Other acquired loans	69	123

Total loans and leases held for investment (excluding covered loans)	95,428	95,637
Covered loans	6,753	8,019

Total loans and leases held for investment	102,181	103,656
Loans held for sale	3,833	2,551

Total loans and leases	$106,014	$106,207

Covered loans represent loans acquired from the FDIC subject to loss sharing agreements. Other acquired loans represent loans acquired from the FDIC that are not subject to loss sharing agreements.

The following table reflects the carrying value of all purchased impaired and nonimpaired loans as of September 30, 2010 and December 31, 2009:

	September 30, 2010			December 31, 2009
	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total
	(Dollars in millions)
Residential mortgage loans	$748	$740	$1,488	$826	$806	$1,632
Commercial real estate loans	2,289	2,115	4,404	2,732	2,574	5,306
Commercial loans	83	778	861	94	987	1,081

Total covered loans	3,120	3,633	6,753	3,652	4,367	8,019
Other acquired loans	7	62	69	14	109	123

Total	3,127	3,695	6,822	3,666	4,476	8,142

Allowance for loan losses	(44)	—	(44)	—	—	—

Net	$3,083	$3,695	$6,778	$3,666	$4,476	$8,142

Changes in the carrying amount and accretable yield for purchased impaired and nonimpaired loans, excluding loans held for sale, were as follows for the nine month period ended September 30, 2010:

	Purchased Impaired		Purchased Nonimpaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(Dollars in millions)
Balance at beginning of period	$889	$3,666	$1,301	$4,476
Additions	—	—	—	—
Accretion	(357)	357	(311)	311
Reclassifications from nonaccretable balance, net	898	—	584	—
Payments received, net	—	(896)	—	(1,092)

Balance at end of period	$1,430	$3,127	$1,574	$3,695

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2010

The outstanding unpaid principal balance for all purchased impaired loans as of September 30, 2010 and December 31, 2009 was $4.2 billion and $5.7 billion, respectively. The outstanding unpaid principal balance for all purchased nonimpaired loans as of September 30, 2010 and December 31, 2009 was $5.5 billion and $6.6 billion, respectively.

At September 30, 2010 and December 31, 2009, none of the purchased loans were classified as nonperforming assets. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased loans. The allowance for credit losses related to the purchased loans results from decreased expectations of future cash flows for certain acquired loan pools.

The following table sets forth certain information regarding BB&T’s impaired loans, excluding acquired impaired loans and loans held for sale, that were evaluated for specific reserves:

	September 30, 2010	December 31, 2009 (1)
	(Dollars in millions)
Total recorded investment—impaired loans	$3,185	$2,305

Total recorded investment with no related valuation allowance	206	611
Total recorded investment with related valuation allowance	2,979	1,694
Allowance for loan and lease losses assigned to impaired loans	(587)	(278)

Net carrying value—impaired loans	$2,598	$2,027

(1)	Prior period amounts were revised in the first quarter of 2010 to reflect the retrospective application of more definitive regulatory guidance on troubled debt restructurings.

The following table provides a summary of BB&T’s nonperforming and past due loans at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	(Dollars in millions)
Nonaccrual loans and leases (1) (2):
Held for investment	$1,973	$2,713
Held for sale	826	5

Total nonaccrual loans and leases	2,799	2,718

Foreclosed real estate	1,309	1,451
Other foreclosed property	39	58

Total foreclosed property (3)	1,348	1,509

Total nonperforming assets (excluding covered assets)	$4,147	$4,227

Loans 90 days or more past due and still accruing (excluding covered loans) (4) (5)	$405	$319

(1)	Covered and other acquired loans are considered to be performing due to the application of the accretion method. Covered loans that are contractually past due are noted in footnote (5) below.
(2)	Includes nonperforming restructurings totaling $489 million and $248 million at September 30, 2010 and December 31, 2009, respectively.
(3)	Excludes foreclosed real estate totaling $276 million and $160 million as of September 30, 2010 and December 31, 2009, respectively, that are covered by FDIC loss sharing agreements.
(4)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase.
(5)	Excludes loans totaling $1.3 billion and $1.4 billion past due 90 days or more as of September 30, 2010 and December 31, 2009, respectively, that are covered by FDIC loss sharing agreements.

During the third quarter of 2010, BB&T transferred $1.3 billion book value of nonperforming loans to loans held for sale, and recorded $431 million in net charge-offs.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2010

The following table summarizes loans that continue to accrue interest under the terms of restructurings (“performing restructurings”):

	September 30, 2010	December 31, 2009
	(Dollars in millions)
Performing restructurings: (1)
Commercial loans and leases	$876	$413
Direct retail loans	131	132
Revolving credit loans	62	54
Residential mortgage loans	689	471
Specialized lending loans	4	—
Loans held for sale	30	—

Total performing restructurings	1,792	1,070
Nonperforming restructurings (2)(3)	489	248

Total restructurings (4)(5)	$2,281	$1,318

(1)	Prior period amounts were revised in the first quarter of 2010 to reflect the retrospective application of more definitive regulatory guidance.
(2)	Nonperforming restructurings are included in nonaccrual loan disclosures.
(3)	Includes approximately $152 million of nonperforming restructurings included in loans held for sale at September 30, 2010.
(4)	All restructurings are considered impaired. The allowance for loan and lease losses attributable to these restructured loans totaled $416 million and $164 million at September 30, 2010 and December 31, 2009, respectively.
(5)	Excludes restructured covered and other acquired loans accounted for under the accretion method.

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

BB&T had commitments totaling $102 million and $18 million at September 30, 2010 and December 31, 2009, respectively, to lend additional funds to clients with loans whose terms have been modified in restructurings.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2010

NOTE 5. Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments

An analysis of the allowance for credit losses for the nine months ended September 30, 2010 and 2009 is presented in the following table:

	For the Nine Months Ended September 30,
	2010	2009
	(Dollars in millions)
Beginning Balance	$2,672	$1,607
Provision for credit losses	1,995	2,086
Loans and leases charged-off	(2,092)	(1,345)
Recoveries of previous charge-offs	102	60

Net loans and leases charged-off	(1,990)	(1,285)

Other changes, net	(27)	70

Ending Balance	$2,650	$2,478

Allowance for loan and lease losses	$2,611	$2,379
Reserve for unfunded lending commitments	39	99

Allowance for credit losses	$2,650	$2,478

NOTE 6. Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill attributable to each of BB&T’s operating segments for the nine months ended September 30, 2010 are reflected in the table below. To date, there have been no goodwill impairments recorded by BB&T.

	Goodwill Activity by Operating Segment
	Community Banking	Residential Mortgage Banking	Sales Finance	Specialized Lending	Insurance Services	Financial Services	All Other	Total
	(Dollars in millions)
Balance, January 1, 2010	$4,569	$7	$93	$110	$1,056	$192	$26	$6,053
Contingent consideration	—	—	—	—	9	—	—	9
Other adjustments	(45)	—	—	(7)	3	—	—	(49)

Balance, September 30, 2010	$4,524	$7	$93	$103	$1,068	$192	$26	$6,013

As of September 30, 2010, Branch Bank and the FDIC continue to finalize details of the acquisition of certain assets and substantially all of the deposits and certain liabilities of Colonial. As these details are finalized, adjustments to Branch Bank’s purchase accounting, including goodwill, may be recorded. The adjustments to goodwill during 2010 within the Community Banking segment (formerly “Banking Network”), reflect the finalization of valuations for certain assets and liabilities acquired in the Colonial acquisition. The ultimate resolution of these adjustments is not expected to be material to BB&T’s consolidated financial statements.

The following table presents the gross carrying amounts and accumulated amortization for BB&T’s identifiable intangible assets subject to amortization at the dates presented:

	Identifiable Intangible Assets
	As of September 30, 2010			As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Identifiable intangible assets
Core deposit intangibles	$626	$(425)	$201	$633	$(375)	$258
Other (1)	751	(417)	334	755	(373)	382

Totals	$1,377	$(842)	$535	$1,388	$(748)	$640

(1)	Other identifiable intangibles are primarily customer relationship intangibles.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2010

NOTE 7. Loan Servicing

Residential Mortgage Banking Activities

The following table includes a summary of residential mortgage loans managed or securitized and related delinquencies and net charge-offs:

		September 30, 2010	December 31, 2009
		(Dollars in millions)
Mortgage loans managed or securitized (1)		$22,391	$21,637
Less:	Loans securitized and transferred to securities available for sale	18	60
	Loans held for sale	2,846	2,524
	Covered mortgage loans	1,488	1,632
	Mortgage loans sold with recourse	1,723	1,986

Mortgage loans held for investment		$16,316	$15,435

Mortgage loans on nonaccrual status (2)		$418	$767
Mortgage loans 90 days past due and still accruing interest (2)		256	158
Mortgage loan net charge-offs (3)		333	275

(1)	Balances exclude loans serviced for others, with no other continuing involvement.
(2)	Includes amounts related to residential mortgage loans held for sale
(3)	Net charge-offs for September 30, 2010 reflect nine months.

BB&T sold problem residential mortgages with a carrying value of $385 million from the mortgage loans held for investment portfolio and recorded write-downs on certain loans identified for sale during the nine months ended September 30, 2010. In connection with these actions, BB&T recorded $141 million of net charge-offs.

The unpaid principal balances of BB&T’s total residential mortgage servicing portfolio were $80.5 billion and $73.6 billion at September 30, 2010 and December 31, 2009, respectively. The unpaid principal balances of residential mortgage loans serviced for others consist primarily of agency conforming fixed-rate mortgage loans and totaled $60.2 billion and $54.5 billion at September 30, 2010 and December 31, 2009, respectively. Mortgage loans serviced for others are not included in loans on the accompanying Consolidated Balance Sheets.

During the nine months ended September 30, 2010 and 2009, BB&T sold residential mortgage loans from the held for sale portfolio with unpaid principal balances of $13.1 billion and $21.1 billion, respectively, and recognized pretax gains of $181 million and $291 million, respectively, which were recorded in noninterest income as a component of mortgage banking income. BB&T retained the related mortgage servicing rights and receives servicing fees.

At September 30, 2010 and 2009, the approximate weighted average servicing fee was .35% and .37%, respectively, of the outstanding balance of the residential mortgage loans. The weighted average coupon interest rate on the portfolio of mortgage loans serviced for others was 5.37% and 5.62% at September 30, 2010 and 2009, respectively. BB&T recognized servicing fees of $168 million and $135 million during the first nine months of 2010 and 2009, respectively, as a component of mortgage banking income.

At September 30, 2010 and December 31, 2009, BB&T had $1.7 billion and $2.0 billion, respectively, of residential mortgage loans sold with recourse liability. In the event of nonperformance by the borrower, BB&T has maximum recourse exposure of approximately $612 million and $667 million as of September 30, 2010 and December 31, 2009, respectively. At September 30, 2010 and December 31, 2009, BB&T has recorded $6 million of reserves related to these recourse exposures. Payments made to date have been immaterial.

In prior years, the Company securitized residential mortgage loans and retained the resulting securities available for sale. As of September 30, 2010, the fair value of the securities available for sale still owned by BB&T was $19 million and the remaining unpaid principal balance of the underlying loans totaled $18 million. Based on the performance of the underlying loans and general liquidity of the securities, the Company’s recovery of the cost basis in the securities has not been significantly impacted by changes in interest rates, prepayment speeds or credit losses.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2010

Residential mortgage servicing rights are recorded on the Consolidated Balance Sheets at fair value with changes in fair value recorded as a component of mortgage banking income in the Consolidated Statements of Income for each period. BB&T uses various derivative instruments to mitigate the income statement effect of changes in fair value of its residential mortgage servicing rights due to changes in valuation inputs and assumptions. The following is an analysis of the activity in BB&T’s residential mortgage servicing rights for the nine month periods ended September 30, 2010 and 2009:

	Residential Mortgage Servicing Rights For the Nine Months Ended September 30,
	2010	2009
	(Dollars in millions)
Carrying value, January 1,	$832	$370
Additions	177	331
Increase (decrease) in fair value:
Due to changes in valuation inputs or assumptions	(327)	32
Other changes (1)	(97)	(94)

Carrying value, September 30,	$585	$639

(1)	Represents the realization of expected net servicing cash flows, expected borrower payments and the passage of time.

BB&T uses assumptions and estimates in determining the fair value of mortgage servicing rights. These assumptions include prepayment speeds, servicing costs and Option Adjusted Spread commensurate with the risks involved and comparable to assumptions used by market participants to value and bid servicing rights available for sale in the market. At September 30, 2010, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the accompanying table.

Residential Mortgage Servicing Rights September 30, 2010
(Dollars in millions)
Fair value of residential mortgage servicing rights	$585
Composition of residential loans serviced for others:
Fixed-rate mortgage loans	99%
Adjustable-rate mortgage loans	1
Total	100
Weighted average life	3.8 yrs

Prepayment Speed	20.2%
Effect on fair value of a 10% increase	$(39)
Effect on fair value of a 20% increase	(74)

Weighted average discount rate	10.8%
Effect on fair value of a 10% increase	$(25)
Effect on fair value of a 20% increase	(47)

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

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2010

Commercial Mortgage Banking Activities

BB&T also arranges and services commercial real estate mortgages through Grandbridge Real Estate Capital, LLC (“Grandbridge”) the commercial mortgage banking subsidiary of Branch Bank. During both the nine months ended September 30, 2010 and 2009, Grandbridge originated $1.8 billion of commercial real estate mortgages, primarily for third party investors. As of September 30, 2010 and December 31, 2009, Grandbridge’s portfolio of commercial real estate mortgages serviced for others totaled $23.8 billion and $24.3 billion, respectively. Commercial real estate mortgage loans serviced for others are not included in loans on the accompanying Consolidated Balance Sheets. Grandbridge had $4.2 billion and $4.0 billion in loans serviced for others that were covered by recourse provisions at September 30, 2010 and December 31, 2009, respectively. At both September 30, 2010 and December 31, 2009, Grandbridge’s maximum exposure to loss for these loans was approximately $1.1 billion. BB&T has recorded $17 million and $12 million of reserves related to these recourse exposures at September 30, 2010 and December 31, 2009, respectively.

Commercial mortgage servicing rights are recorded as other assets on the Consolidated Balance Sheets at lower of cost or market and amortized in proportion to and over the estimated period that net servicing income is expected to be received based on projections of the amount and timing of estimated future net cash flows. The following is an analysis of the activity in BB&T’s commercial mortgage servicing rights for the nine months ended September 30, 2010 and 2009:

	Commercial Mortgage Servicing Rights For the Nine Months Ended September 30,
	2010	2009
	(Dollars in millions)
Carrying value, January 1,	$101	$98
Additions	12	18
Amortization expense	(13)	(13)

Carrying value, September 30,	$100	$103

At September 30, 2010, the sensitivity of the current fair value of the commercial mortgage servicing rights to adverse changes in key economic assumptions are included in the accompanying table.

Commercial Mortgage Servicing Rights September 30, 2010
(Dollars in millions)
Fair value of commercial mortgage servicing rights	$116
Weighted average life	7.3 yrs
Prepayment speed	0.4%
Effect on fair value of a 10% increase	$(1)
Effect on fair value of a 15% increase	(1)
Weighted average discount rate	12.5%
Effect on fair value of a 25% increase	$(9)
Effect on fair value of a 50% increase	(17)

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

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2010

NOTE 8. Long-Term Debt

	September 30, 2010	December 31, 2009
	(Dollars in millions)
Parent Company
3.10% Senior Notes Due 2011	$250	$250
3.85% Senior Notes Due 2012	1,000	1,000
3.38% Senior Notes Due 2013	500	500
5.70% Senior Notes Due 2014	510	509
3.95% Senior Notes Due 2016	499	—
6.85% Senior Notes Due 2019	538	538
6.50% Subordinated Notes Due 2011 (1)	610	610
4.75% Subordinated Notes Due 2012 (1)	490	489
5.20% Subordinated Notes Due 2015 (1)	932	932
4.90% Subordinated Notes Due 2017 (1,3)	339	336
5.25% Subordinated Notes Due 2019 (1,3)	586	586
Branch Bank
Floating Rate Subordinated Notes Due 2016 (1,8)	350	350
Floating Rate Subordinated Notes Due 2017 (1,8)	261	261
4.875% Subordinated Notes Due 2013 (1)	222	222
5.625% Subordinated Notes Due 2016 (1)	386	386
Federal Home Loan Bank Advances to Branch Bank (4)
Varying maturities to 2034	10,489	10,541
Junior Subordinated Debt to Unconsolidated Trusts (2)
5.85% BB&T Capital Trust I Securities Due 2035	514	514
6.75% BB&T Capital Trust II Securities Due 2036	598	598
6.82% BB&T Capital Trust IV Securities Due 2077 (5)	600	600
8.95% BB&T Capital Trust V Securities Due 2068 (6)	450	450
9.60% BB&T Capital Trust VI Securities Due 2069	575	575
8.10% BB&T Capital Trust VII Securities Due 2069	350	350
Other (7)	182	182
Other Long-Term Debt	124	98
Fair value hedge-related basis adjustments	756	499

Total Long-Term Debt	$22,111	$21,376

(1)	Subordinated notes that qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.
(2)	Securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(3)	These fixed rate notes were swapped to floating rates based on LIBOR. At September 30, 2010, the effective rates paid on these borrowings ranged from .84% to .96%.
(4)	$800 million of these advances were swapped to a floating rate based on LIBOR. At September 30, 2010, the weighted average cost of these advances was 3.24% including the effect of the swapped portion, and the weighted average maturity was 6.7 years.
(5)	These securities have a fixed rate through June 12, 2037 and then switch to a floating rate based on LIBOR.
(6)	$360 million of this issuance was swapped to a floating rate based on LIBOR. At September 30, 2010 the effective rate on the swapped portion was 3.66%.
(7)	These securities were issued by companies acquired by BB&T. At September 30, 2010, the effective rate paid on these borrowings ranged from 1.99% to 10.07%. These securities have varying maturities through 2035.
(8)	These floating-rate securities are based on LIBOR and had an effective rate of .62% as of September 30, 2010.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2010

NOTE 9. Shareholders’ Equity

Common Stock

As of September 30, 2010, the authorized common stock of BB&T consists of two billion shares with a $5 par value. There were 694 million and 690 million common shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively.

Preferred Stock

The authorized preferred stock of BB&T consists of five million shares. There were no preferred shares outstanding at September 30, 2010 or December 31, 2009.

Equity-Based Plans

BB&T has options, restricted shares of common stock and restricted share units outstanding from the following equity-based compensation plans: the 2004 Stock Incentive Plan (“2004 Plan”), the 1995 Omnibus Stock Incentive Plan, the Non-Employee Directors’ Stock Option Plan, and plans assumed from acquired entities. All plans generally allow for accelerated vesting of awards for holders who retire and have met all retirement eligibility requirements and in connection with certain other events. BB&T’s shareholders have approved all equity-based compensation plans with the exception of plans assumed from acquired companies. As of September 30, 2010, the 2004 Plan is the only plan that has awards available for future grants. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2009 for further disclosures related to equity-based awards issued by BB&T.

BB&T measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants awarded during the first nine months of 2010 and 2009. Substantially all of BB&T’s option awards are granted in February of each year.

	September 30,
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

The following table details the activity during the first nine months of 2010 related to stock options awarded by BB&T:

	For the Nine Months Ended September 30, 2010
	Options	Wtd. Avg. Exercise Price
Outstanding at beginning of period	42,535,819	$35.40
Granted	4,652,250	27.75
Exercised	(1,529,530)	23.19
Forfeited or expired	(734,320)	33.74

Outstanding at end of period	44,924,219	35.04

Exercisable at end of period	32,706,693	$36.84

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2010

The following table details the activity during the first nine months of 2010 related to restricted shares and restricted share units awarded by BB&T:

	For the Nine Months Ended September 30, 2010
	Shares/Units	Wtd. Avg. Grant Date Fair Value
Nonvested at beginning of period	10,861,433	$19.36
Granted	3,410,700	23.74
Vested	(471,183)	30.37
Forfeited	(418,405)	19.87

Nonvested at end of period	13,382,545	$20.07

NOTE 10. Accumulated Other Comprehensive Income (Loss)

The balances in accumulated other comprehensive loss at September 30, 2010 and December 31, 2009 are shown in the following table.

	As of September 30, 2010			As of December 31, 2009
	Pre-Tax Amount	Deferred Tax Expense (Benefit)	After- Tax Amount	Pre-Tax Amount	Deferred Tax Expense (Benefit)	After- Tax Amount
	(Dollars in millions)
Unrecognized net pension and postretirement costs	$(448)	$(170)	$(278)	$(447)	$(169)	$(278)
Unrealized net (losses) gains on cash flow hedges	(167)	(63)	(104)	173	66	107
Unrealized net gains (losses) on securities available for sale	352	133	219	(363)	(138)	(225)
FDIC’s share of unrealized net gains on securities available for sale under the loss share agreements (1)	(273)	(103)	(170)	(30)	(11)	(19)
Foreign currency translation adjustment	(8)	(6)	(2)	(7)	(5)	(2)

Total	$(544)	$(209)	$(335)	$(674)	$(257)	$(417)

(1)	Certain securities available for sale are covered by loss sharing agreements with the FDIC. The securities covered by the loss share agreements reflected a net unrealized pretax gain of $296 million and $35 million as of September 30, 2010 and December 31, 2009, respectively. The FDIC’s share of this net unrealized pretax gain, upon sale, would have been $273 million and $30 million as of September 30, 2010 and December 31, 2009, respectively, and was recorded as a reduction in other comprehensive income.

As of September 30, 2010 and December 31, 2009, unrealized net losses on securities available for sale included $100 million and $114 million, respectively, of pre-tax losses related to other-than-temporarily impaired non-agency mortgage-backed securities where a portion of the loss was recognized in net income.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2010

The following tables reflect the components of total comprehensive income for the three and nine month periods ended September 30, 2010 and 2009.

	Three Months Ended September 30, 2010
	Pre-Tax	Tax Effect	After-Tax
	(Dollars in millions)
Comprehensive income:
Net income	$246	$27	$219
Other comprehensive income:
Unrealized net holding gains (losses) arising during the period on securities available for sale	315	119	196
Reclassification adjustment for losses (gains) on securities available for sale included in net income	(239)	(91)	(148)
Net change in amounts attributable to the FDIC under the loss share agreements	(117)	(44)	(73)
Net change in unrecognized gains (losses) on cash flow hedges	(125)	(47)	(78)
Net change in foreign currency translation adjustment	—	(1)	1
Net change in pension and postretirement liability	6	2	4

Total comprehensive income	$86	$(35)	$121

	Three Months Ended September 30, 2009
	Pre-Tax	Tax Effect	After-Tax
	(Dollars in millions)
Comprehensive income:
Net income	$148	$(9)	$157
Other comprehensive income:
Unrealized net holding gains (losses) arising during the period on securities available for sale	626	237	389
Reclassification adjustment for losses (gains) on securities available for sale included in net income	(31)	(12)	(19)
Net change in amounts attributable to the FDIC under the loss share agreements	(19)	(7)	(12)
Net change in unrecognized gains (losses) on cash flow hedges	4	2	2
Net change in foreign currency translation adjustment	1	(3)	4
Net change in pension and postretirement liability	3	1	2

Total comprehensive income	$732	$209	$523

	Nine Months Ended September 30, 2010
	Pre-Tax	Tax Effect	After-Tax
	(Dollars in millions)
Comprehensive income:
Net income	$737	$100	$637
Other comprehensive income:
Unrealized net holding gains (losses) arising during the period on securities available for sale	1,170	444	726
Reclassification adjustment for losses (gains) on securities available for sale included in net income	(455)	(173)	(282)
Net change in amounts attributable to the FDIC under the loss share agreements	(243)	(92)	(151)
Net change in unrecognized gains (losses) on cash flow hedges	(340)	(129)	(211)
Net change in foreign currency translation adjustment	(1)	(1)	—
Net change in pension and postretirement liability	(1)	(1)	—

Total comprehensive income	$867	$148	$719

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2010

	Nine Months Ended September 30, 2009
	Pre-Tax	Tax Effect	After-Tax
	(Dollars in millions)
Comprehensive income:
Net income	$829	$146	$683
Other comprehensive income:
Unrealized net holding gains (losses) arising during the period on securities available for sale	695	261	434
Reclassification adjustment for losses (gains) on securities available for sale included in net income	(200)	(76)	(124)
Net change in amounts attributable to the FDIC under the loss share agreements	(19)	(7)	(12)
Net change in unrecognized gains (losses) on cash flow hedges	76	30	46
Net change in foreign currency translation adjustment	—	(5)	5
Net change in pension and postretirement liability	31	12	19

Total comprehensive income	$1,412	$361	$1,051

NOTE 11. Income Taxes

BB&T’s provision for income taxes was $27 million for the three months ended September 30, 2010 and a $9 million benefit for the three months ended September 30, 2009. BB&T recognized a tax benefit of $12 million in the third quarter of 2009 related to certain leveraged lease transactions. The provision for income taxes was $100 million and $146 million for the nine months ended September 30, 2010 and 2009, respectively. The effective tax rates for the three months ended September 30, 2010 and 2009 were 11.0% and (6.1%), respectively. The effective tax rates for the nine months ended September 30, 2010 and 2009 were 13.6% and 17.6%, respectively. The higher effective tax rate for the three months ended September 30, 2010 compared to 2009 is primarily the result of the tax benefit related to certain leveraged lease transactions. The lower effective tax rate for the nine months ended September 30, 2010 compared to 2009 is primarily the result of an increase in tax credits.

The IRS has completed its federal income tax examinations of BB&T through 2006. In connection with the settlement agreement with the IRS regarding its leveraged lease transactions, BB&T is entitled to federal income tax refunds for tax years 1998-2006. During the first nine months of 2010, BB&T received federal tax refunds including interest of approximately $379 million for tax years 1998-2006. In February 2010, BB&T received an IRS statutory notice of deficiency for tax years 2002-2007 asserting a liability for taxes, penalties and interest of approximately $892 million related to the disallowance of foreign tax credits and other deductions claimed by a deconsolidated subsidiary in connection with a financing transaction. Management has consulted with outside counsel and continues to believe that BB&T’s treatment of this transaction was in compliance with applicable tax laws and regulations. BB&T paid the disputed tax, penalties and interest, and filed a lawsuit seeking a refund in the U.S. Court of Federal Claims in March 2010. Management believes the Company’s current reserves for this matter are adequate, although the final outcome is uncertain. Final resolution of this matter is not expected to occur within the next twelve months. Various years remain subject to examination by state taxing authorities.

In the third quarter of 2010, BB&T updated the tax basis valuation for the Colonial assets acquired from the FDIC. Based on this analysis, BB&T recorded a reserve of approximately $117 million related to the valuation of uncertain tax positions. Total unrecognized tax benefits at September 30, 2010 are $296 million.

NOTE 12. Benefit Plans

BB&T provides various benefit plans to substantially all employees, including employees of acquired entities. Employees of acquired entities generally participate in existing BB&T plans after consummation of the business combination. The plans of acquired institutions are typically merged into the BB&T plans after consummation of the

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2010

mergers, and, under these circumstances, credit is usually given to these employees for years of service at the acquired institution for vesting and eligibility purposes. The Colonial acquisition, as an asset purchase, was handled differently from typical mergers. The retirement plans of Colonial were not assumed by BB&T, and as such, were not merged into the BB&T plans. Credit for years of service with Colonial, where given, was determined on a plan-by-plan basis with regard to the participation of former Colonial employees in BB&T’s plans. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2009 for descriptions and disclosures about the various benefit plans offered by BB&T.

The following table summarizes the components of net periodic benefit cost recognized for BB&T’s pension plans for the three and nine month periods ended September 30, 2010 and 2009, respectively:

	Pension Plans
	Qualified		Nonqualified
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in millions)
Service cost	$19	$17	$1	$1
Interest cost	21	20	3	3
Estimated return on plan assets	(44)	(36)	—	—
Amortization and other	6	13	—	—

Net periodic benefit cost	$2	$14	$4	$4

	Pension Plans
	Qualified		Nonqualified
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in millions)
Service cost	$59	$55	$3	$3
Interest cost	63	58	7	7
Estimated return on plan assets	(133)	(107)	—	—
Amortization and other	17	41	1	1

Net periodic benefit cost	$6	$47	$11	$11

BB&T makes contributions to the qualified pension plan in amounts between the minimum required for funding standard accounts and the maximum amount deductible for federal income tax purposes. Discretionary contributions of $7 million and $61 million were made to the qualified pension plan in the third and first quarters of 2010, respectively. Discretionary contributions of $50 million and $422 million were made to the qualified pension plan in the third and first quarters of 2009, respectively. Management currently has no plans to make any additional contributions to the qualified pension plan in 2010; however, management may elect to make additional contributions during 2010 if deemed appropriate.

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

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2010

Letters of credit and financial guarantees written are unconditional commitments issued by BB&T to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper issuance, bond financing and similar transactions, the majority of which are to tax exempt entities. The credit risk involved in the issuance of these guarantees is essentially the same as that involved in extending loans to clients and as such, the instruments are collateralized when necessary. As of September 30, 2010 and December 31, 2009, BB&T had issued letters of credit totaling $7.5 billion and $8.0 billion, respectively. The carrying amount of the liability for such guarantees was $41 million and $40 million at September 30, 2010 and December 31, 2009, respectively.

A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. These instruments include interest-rate swaps, swaptions, caps, floors, collars, financial forward and futures contracts, when-issued securities, foreign exchange contracts and options written and purchased. BB&T uses derivatives primarily to manage risk related to securities, business loans, Federal Funds purchased, other overnight funding, long-term debt, mortgage servicing rights, mortgage banking operations and certificates of deposit. BB&T also uses derivatives to facilitate transactions on behalf of its clients. BB&T held a variety of derivative financial instruments with notional values of $67.2 billion and $66.2 billion at September 30, 2010 and December 31, 2009, respectively. These instruments were in a net gain position of $277 million and $283 million at September 30, 2010 and December 31, 2009, respectively.

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

BB&T invests in certain affordable housing and historic building rehabilitation projects throughout its market area as a means of supporting local communities, and receives tax credits related to these investments. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. Branch Bank typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. As of September 30, 2010 and December 31, 2009, BB&T had investments of $1.1 billion related to these projects, which are included as other assets on the Consolidated Balance Sheets. BB&T’s outstanding commitments to fund affordable housing investments totaled $250 million and $371 million at September 30, 2010 and December 31, 2009, respectively, which are included as other liabilities on the Consolidated Balance Sheets. As of September 30, 2010 and December 31, 2009, BB&T had outstanding loan

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2010

commitments to these funds of $135 million and $165 million, respectively. Of these amounts, $31 million and $73 million had been funded at September 30, 2010 and December 31, 2009, respectively, and were included in loans and leases on the Consolidated Balance Sheets. BB&T’s maximum risk exposure related to these investments totaled $1.2 billion at September 30, 2010 and December 31, 2009.

BB&T has sold certain mortgage-related loans that contain recourse provisions. These provisions generally require BB&T to reimburse the investor for a share of any loss that is incurred after the disposal of the property. At September 30, 2010 and December 31, 2009, BB&T had $1.7 billion and $2.0 billion, respectively, of residential mortgage loans sold with recourse. In the event of nonperformance by the borrower, BB&T has maximum recourse exposure of approximately $612 million and $667 million as of September 30, 2010 and December 31, 2009, respectively. In addition, BB&T has $4.2 billion and $4.0 billion in commercial loans serviced for others that were covered by recourse provisions at September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010 and December 31, 2009, BB&T’s maximum exposure to loss for these loans is approximately $1.1 billion. BB&T has recorded $23 million and $18 million of reserves related to these recourse exposures at September 30, 2010 and December 31, 2009, respectively.

BB&T also issues standard representations and warranties related to mortgage loan sales to government-sponsored entities. Although these agreements often do not specify limitations, BB&T does not believe that any payments related to these warranties would materially change the financial condition or results of operations of BB&T. As of September 30, 2010, BB&T has recorded $14 million of reserves related to potential losses resulting from repurchases of loans sold.

BB&T has investments and future funding commitments to certain venture capital funds. As of September 30, 2010 and December 31, 2009, BB&T had investments of $287 million and $281 million related to these ventures, respectively. As of September 30, 2010 and December 31, 2009, BB&T had future funding commitments of $206 million and $183 million, respectively. BB&T’s risk exposure relating to such commitments is generally limited to the amount of investments and future funding commitments made.

NOTE 14. Fair Value Disclosures

BB&T carries various assets and liabilities at fair value based on applicable accounting standards. In addition, BB&T has elected to account for prime residential mortgage and commercial mortgage loans originated as loans held for sale at fair value in accordance with applicable accounting standards (the “Fair Value Option”). BB&T also has certain loans held for sale that were originated as loans held for investment. These loans are carried at the lower of cost or market. Accounting standards have established a framework for measuring fair value and defines fair value as the exchange price that would be received on the measurement date to sell an asset or the price paid to transfer a liability in the principal or most advantageous market available to the entity in an orderly transaction between market participants. These standards also established a three level fair value hierarchy that describes the inputs that are used to measure assets and liabilities. Level 1 asset and liability fair values are based on quoted prices in active markets for identical assets and liabilities. Level 2 asset and liability fair values are based on observable inputs that include: quoted market prices for similar assets or liabilities; quoted market prices that are not in an active market; or other inputs that are observable in the market and can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 3 assets and liabilities are financial instruments whose value is calculated by the use of pricing models and/or discounted cash flow methodologies, as well as financial instruments for which the determination of fair value requires significant management judgment or estimation. These methodologies may result in a significant portion of the fair value being derived from unobservable data.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2010

Assets and liabilities measured at fair value on a recurring basis, including financial instruments for which BB&T has elected the Fair Value Option are summarized below:

	9/30/2010	Fair Value Measurements for Assets and Liabilities Measured on a Recurring Basis
		Level 1	Level 2	Level 3
		(Dollars in Millions)
Assets:
Trading securities	$568	$239	$319	$10
Securities available for sale:
U.S. government-sponsored entities (GSE)	54	—	54	—
Mortgage-backed securities issued by GSE	19,341	—	19,341	—
States and political subdivisions	2,092	—	1,952	140
Non-agency mortgage-backed securities	941	—	941	—
Equity and other securities	569	136	426	7
Covered securities	1,500	—	578	922
Loans held for sale (4)	2,920	—	2,920	—
Residential mortgage servicing rights	585	—	—	585
Derivative assets: (2)
Interest rate contracts	1,548	2	1,479	67
Foreign exchange contracts	6	—	6	—
Venture capital and similar investments (1)(2)	287	—	—	287

Total assets	$30,411	$377	$28,016	$2,018

Liabilities:
Derivative liabilities: (2)
Interest rate contracts	$1,272	$7	$1,264	$1
Foreign exchange contracts	5	—	5	—
Short-term borrowed funds (3)	180	—	180	—

Total liabilities	$1,457	$7	$1,449	$1

		Fair Value Measurements for Assets and Liabilities Measured on a Recurring Basis
	12/31/2009	Level 1	Level 2	Level 3
		(Dollars in Millions)
Assets:
Trading securities	$636	$255	$288	$93
Securities available for sale:
U.S. government-sponsored entities (GSE)	2,035	—	2,035	—
Mortgage-backed securities issued by GSE	26,670	—	26,670	—
States and political subdivisions	2,107	—	1,897	210
Non-agency mortgage-backed securities	1,022	—	1,022	—
Equity and other securities	218	166	43	9
Covered securities	1,201	—	533	668
Loans held for sale	2,551	—	2,551	—
Residential mortgage servicing rights	832	—	—	832
Derivative assets (2)	983	1	975	7
Venture capital and similar investments (1)(2)	281	—	—	281

Total assets	$38,536	$422	$36,014	$2,100

Liabilities:
Derivative liabilities (2)	$700	$5	$668	$27
Short-term borrowed funds (3)	295	—	295	—

Total liabilities	$995	$5	$963	$27

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2010

(1)	Based on an analysis of the nature and risks of these investments, BB&T has determined that presenting these investments as a single class is appropriate.
(2)	These amounts are reflected in other assets and other liabilities on the Consolidated Balance Sheets.
(3)	Short-term borrowed funds reflect securities sold short positions.
(4)	Excludes loans held for sale carried at the lower of cost or market.

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

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2010

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

Short-term borrowed funds: Short-term borrowed funds represent debt securities sold short. These are entered into through BB&T’s brokerage subsidiary Scott & Stringfellow, LLC. These trades are executed as a hedging strategy for the purposes of supporting institutional and retail client trading activities.

The tables below present reconciliations for the three and nine months ended September 30, 2010 and 2009, respectively, for Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements Using Significant Unobservable Inputs
For the Three Months Ended September 30, 2010	Trading	States & Political Subdivisions	Equity & Other Securities	Covered Securities	Mortgage Servicing Rights	Net Derivatives	Venture Capital and Similar Investments
	(Dollars in Millions)
Balance at June 30, 2010	$11	$136	$8	$818	$665	$48	$272
Total realized and unrealized gains or losses:
Included in earnings:
Interest income	—	—	—	5	—	—	—
Mortgage banking income	—	—	—	—	(135)	123	—
Other noninterest income	(1)	—	—	—	—	—	18
Included in other comprehensive income (loss)	—	18	(1)	99	—	—	—
Purchases, issuances and settlements	—	(14)	—	—	55	(105)	(3)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—

Balance at September 30, 2010	$10	$140	$7	$922	$585	$66	$287

Net unrealized gains (losses) included in net income relating to assets and liabilities still held at September 30, 2010	$—	$—	$—	$5	$(100)	$66	$17

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2010

	Fair Value Measurements Using Significant Unobservable Inputs
For the Three Months Ended September 30, 2009	Trading	States & Political Subdivisions	Non-agency mortgage- backed securities	Equity & Other Securities	Covered Securities	Mortgage Servicing Rights	Net Derivatives	Venture Capital and Similar Investments
	(Dollars in Millions)
Balance at June 30, 2009	$14	$—	$1,048	$1	$—	$615	$—	$200
Total realized and unrealized gains or losses:
Included in earnings:
Interest Income	—	—	—	—	4	—	—	—
Mortgage banking income	—	—	—	—	—	(89)	33	—
Other noninterest income	(2)	—	—	—	—	—	—	(4)
Included in other comprehensive income (loss)	—	—	70	—	—	—	—	—
Purchases, issuances and settlements	—	—	(57)	(1)	—	113	(7)	3
Transfers in and/or out of Level 3	1	226	(1,061)	9	632	—	(20)	30

Balance at September 30, 2009	$13	$226	$—	$9	$636	$639	$6	$229

Net unrealized gains (losses) included in net income relating to assets and liabilities still held at September 30, 2009	$(2)	$—	$—	$—	$4	$(59)	$6	$2

	Fair Value Measurements Using Significant Unobservable Inputs
For the Nine Months Ended September 30, 2010	Trading	States & Political Subdivisions	Equity & Other Securities	Covered Securities	Mortgage Servicing Rights	Net Derivatives	Venture Capital and Similar Investments
	(Dollars in Millions)
Balance at January 1, 2010	$93	$210	$9	$668	$832	$(20)	$281
Total realized and unrealized gains or losses:
Included in earnings:
Interest income	—	—	—	39	—	—	—
Mortgage banking income	—	—	—	—	(424)	176	—
Other noninterest income	(1)	—	—	—	—	—	27
Included in other comprehensive income (loss)	—	17	(2)	215	—	—	—
Purchases, issuances and settlements	(6)	(70)	—	—	177	(90)	(21)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	(76)	(17)	—	—	—	—	—

Balance at September 30, 2010	$10	$140	$7	$922	$585	$66	$287

Net unrealized gains (losses) included in net income relating to assets and liabilities still held at September 30, 2010	$—	$—	$—	$39	$(327)	$66	$20

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2010

	Fair Value Measurements Using Significant Unobservable Inputs
For the Nine Months Ended September 30, 2009	Trading	States & Political Subdivisions	Non-agency mortgage- backed securities	Equity & Other Securities	Covered Securities	Mortgage Servicing Rights	Net Derivatives	Venture Capital and Similar Investments
	(Dollars in Millions)
Balance at January 1, 2009	$4	$—	$1,098	$1	$—	$370	$37	$182
Total realized and unrealized gains or losses:
Included in earnings:
Interest Income	—	—	—	—	4	—	—	—
Mortgage banking income	—	—	—	—	—	(62)	138	—
Other noninterest income	(3)	—	—	—	—	—	—	(6)
Included in other comprehensive income (loss)	—	—	142	—	—	—	—	—
Purchases, issuances and settlements	11	—	(179)	(1)	—	331	(149)	23
Transfers in and/or out of Level 3	1	226	(1,061)	9	632	—	(20)	30

Balance at September 30, 2009	$13	$226	$—	$9	$636	$639	$6	$229

Net unrealized gains (losses) included in net income relating to assets and liabilities still held at September 30, 2009	$(3)	$—	$—	$—	$4	$32	$6	$(7)

BB&T’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the third quarter and nine months ended September 30, 2009, BB&T transferred certain non-agency mortgage-backed securities from Level 3 to Level 2 as a result of increased market activity for these securities. Conversely, BB&T transferred certain trading and auction rate securities issued by state and political subdivisions into Level 3 from Level 2 as a result of decreased market activity for these securities. Included in transfers into Level 3 are certain covered securities and net derivatives that were acquired in connection with the Colonial acquisition.

There were no gains or losses recognized as a result of the transfers of securities between Level 2 and Level 3 in either the three or nine months ended September 30, 2010 or 2009, respectively.

BB&T has investments in venture capital funds and other similar investments that are measured at fair value based on the investment’s net asset value. The significant investment strategies for these ventures are primarily equity and subordinated debt in privately-held middle market companies. The majority of these investments are not redeemable and have varying dates for which the underlying assets are expected to be liquidated by distribution through 2021. As of September 30, 2010, restrictions on the ability to sell the investments include, but are not limited to, consent of a majority member or general partner approval for transfer of ownership. There were no investments probable of sale for less than net asset value at September 30, 2010.

The net realized and unrealized gains (losses) reported for mortgage servicing rights assets are composed of a negative valuation adjustment of $100 million and the realization of expected residential mortgage servicing rights cash flows of $35 million for the quarter ended September 30, 2010. For the quarter ended September 30, 2009, the net realized and unrealized gains (losses) reported for mortgage servicing rights assets are composed of a negative valuation adjustment of $59 million and the realization of expected residential mortgage servicing rights cash flows of $30 million. BB&T uses various derivative financial instruments to mitigate the income statement effect of changes in fair value. During the three months ended September 30, 2010 and 2009, the derivative instruments produced gains of $132 million and $72 million, respectively, which offset the valuation adjustments recorded.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2010

For the nine months ended September 30, 2010 and 2009, the net realized and unrealized gains (losses) reported for mortgage servicing rights assets are composed of a negative valuation adjustment of $327 million and a positive valuation adjustment of $32 million and the realization of expected residential mortgage servicing rights cash flows of $97 million and $94 million, respectively. The various derivative financial instruments used to mitigate the income statement effect of changes in fair value produced gains of $372 million and $32 million for the nine months ended September 30, 2010 and 2009, respectively, which offset the valuation adjustments recorded.

The following table details the fair value and unpaid principal balance of loans held for sale at September 30, 2010 and December 31, 2009 that were elected to be carried at fair value.

	September 30, 2010			December 31, 2009
	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance
	(Dollars in millions)
Loans held for sale reported at fair value
Total (1)(2)	$2,920	$2,858	$62	$2,551	$2,544	$7
Nonaccrual loans	2	2	—	5	6	(1)
Loans 90 days or more past due and still accruing interest	3	3	—	2	2	—

(1)	The change in fair value is reflected in mortgage banking income.
(2)	Excludes loans held for sale carried at the lower of cost or market.

Also, BB&T may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. Assets measured at fair value on a nonrecurring basis for the periods ended September 30, 2010 and December 31, 2009 that were still held on the balance sheet at September 30, 2010 and December 31, 2009 totaled $1.8 billion and $2.4 billion, respectively. The September 30, 2010 amount consists of $464 million of impaired loans, excluding covered loans, and $1.3 billion of foreclosed real estate, excluding covered foreclosed real estate, that were classified as Level 3 assets. The December 31, 2009 amount consists of $941 million of impaired loans, excluding covered loans, and $1.5 billion of foreclosed real estate, excluding covered foreclosed real estate, that were classified as Level 3 assets. During the three months ended September 30, 2010 and 2009, BB&T recorded $65 million and $101 million, respectively, in losses related to write-downs of impaired loans and $108 million and $88 million, respectively, in losses related to write-downs of foreclosed real estate. For the nine months ended September 30, 2010 and 2009, BB&T recorded $480 million and $290 million, respectively, in losses related to write-downs of impaired loans and $397 million and $137 million, respectively, in losses related to write-downs of foreclosed real estate. These write-downs are generally based on the appraised value of the underlying collateral.

During 2010, BB&T transferred certain held for investment loans to loans held for sale. These loans were adjusted to the lower of cost or market on the date of transfer. As of September 30, 2010, approximately $913 million of loans held for sale are being valued on BB&T’s consolidated balance sheet at the lower of cost or market. Please refer to Note 4 for additional information about the value of the loans transferred and the amount of write-offs recorded.

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

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2010

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

Loans receivable: The fair values for loans are estimated using discounted cash flow analyses, applying interest rates currently being offered for loans with similar terms and credit quality. The interest rates being offered by BB&T for new loans with similar terms and credit quality are reflective of credit risk and liquidity spreads inherent in an orderly transaction in the current market. For commercial loans and leases, internal credit risk models are used to adjust discount rates for risk migration and expected losses. For residential mortgage and other consumer loans, internal prepayment risk models are used to adjust contractual cash flows. Loans are aggregated into pools of similar terms and credit quality and discounted using a LIBOR based rate. The carrying amounts of accrued interest approximate fair values.

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

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2010

The following is a summary of the carrying amounts and fair values of those financial assets and liabilities that BB&T has not recorded at fair value:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in millions)
Financial assets:
Loans and leases (1)(2)	$100,483	$99,619	$101,056	$100,794

Financial liabilities:
Deposits	106,419	105,142	114,965	112,917
Long-term debt	22,111	23,564	21,376	21,018

(1)	Includes loans held for sale carried at the lower of cost or market.
(2)	The carrying value is net of the allowance for loan and lease losses.

The following is a summary of the notional or contractual amounts and fair values of BB&T’s off-balance sheet financial instruments as of the periods indicated:

	September 30, 2010		December 31, 2009
	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value
	(Dollars in millions)
Contractual commitments:
Commitments to extend, originate or purchase credit	$38,083	$51	$36,130	$48
Residential mortgage loans sold with recourse	1,723	6	1,986	6
Other loans sold with recourse	4,220	17	3,989	12
Letters of credit and financial guarantees written	7,549	41	7,999	40
Commitments to fund affordable housing investments	250	237	371	357

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2010

NOTE 15. Derivative Financial Instruments

The following tables set forth certain information concerning BB&T’s derivative financial instruments and related hedged items as of the periods indicated:

Derivative Classifications and Hedging Relationships

	Hedged Item or Transaction	September 30, 2010
		Notional Amount	Fair Value
			Gain (1)	Loss (1)
		(Dollars in millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts:
Receive fixed swaps	First forecasted interest receipts on commercial loans	$500	$—	$—
Pay fixed swaps	First forecasted interest payments on 3 month LIBOR funding	6,250	—	(280)
Caps	First forecasted interest payments on 3 month LIBOR funding	200	—	—

Total		6,950	—	(280)

Derivatives Designated as Net Investment Hedges:
Foreign exchange contracts		73	—	—

Total		73	—	—

Derivatives Designated as Fair Value Hedges:
Interest rate contracts:
Receive fixed swaps and swaptions	Individual fixed rate long-term debt issuances	2,109	299	—
Pay fixed swaps	Individual fixed rate municipal securities classified as available for sale	355	—	(122)

Total		2,464	299	(122)

Derivatives Not Designated as Hedges:
Client-related and other risk management
Interest rate contracts:
Receive fixed swaps		9,836	725	(1)
Pay fixed swaps		9,848	2	(748)
Other swaps		3,612	2	(4)
Option trades		314	1	(1)
Swaptions		450	32	(32)
Futures contracts		782	1	—
Collars		124	5	(6)
Foreign exchange contracts		429	6	(4)
Mortgage Banking
Interest rate contracts:
Interest rate lock commitments		6,242	61	(1)
Forward commitments		7,351	8	(40)
Swaptions		200	17	—
Option trades		100	—	—
Receive fixed swaps		25	—	—
TBA/When issued securities		88	—	—
Futures contracts		13	—	—
Mortgage Servicing Rights
Interest rate contracts:
Receive fixed swaps		1,038	81	—
Pay fixed swaps		1,369	—	(16)
Swaptions		6,580	302	(15)
Futures contracts		4,300	1	(7)
When issued securities and Forward rate agreements		5,013	11	—

Total		57,714	1,255	(875)

Total Derivatives		$67,201	$1,554	$(1,277)

(1)	Derivatives in a gain position are recorded as Other assets and derivatives in a loss position are recorded as Other liabilities on the Consolidated Balance Sheet.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2010

Derivative Classifications and Hedging Relationships

		December 31, 2009
	Hedged Item or Transaction	Notional Amount	Fair Value
			Gain (1)	Loss (1)
		(Dollars in millions)
Derivatives Designated as Cash Flow Hedges:
Interest rate contracts:
Receive fixed swaps	First forecasted interest receipts on commercial loans	$1,000	$28	$—
Pay fixed swaps	First forecasted interest payments on 3 month LIBOR funding	4,300	38	(26)
Caps	First forecasted interest payments on 3 month LIBOR funding	200	—	—

Total		5,500	66	(26)

Derivatives Designated as Net Investment Hedges:
Foreign exchange contracts		73	—	(1)

Total		73	—	(1)

Derivatives Designated as Fair Value Hedges:
Interest rate contracts:
Receive fixed swaps	Individual fixed rate long-term debt issuances	3,429	192	(43)
Receive fixed swaps	Long-term CD’s	328	2	—
Pay fixed swaps	Individual fixed rate municipal securities classified as available for sale	354	—	(50)

Total		4,111	194	(93)

Derivatives Not Designated as Hedges:
Client-related and other risk management
Interest rate contracts:
Receive fixed swaps		10,004	392	(32)
Pay fixed swaps		10,401	32	(369)
Other swaps		7,014	3	(3)
Option trades		922	—	—
Swaptions		538	24	(24)
Futures contracts		611	—	—
Collars		123	4	(5)
Foreign exchange contracts		373	7	(6)
Mortgage Banking
Interest rate contracts:
Interest rate lock commitments		2,970	5	(19)
Forward commitments		4,662	48	(5)
Swaptions		200	11	—
Option trades		340	1	(5)
TBA/When issued securities		30	—	—
Futures contracts		50	—	(1)
Mortgage Servicing Rights
Interest rate contracts:
Receive fixed swaps		1,968	—	(69)
Pay fixed swaps		654	4	—
Swaptions		5,575	191	(2)
Futures contracts		4,631	1	(3)
When issued securities and Forward rate agreements		5,425	—	(37)

Total		56,491	723	(580)

Total Derivatives		$66,175	$983	$(700)

(1)	Derivatives in a gain position are recorded as Other assets and derivatives in a loss position are recorded as Other liabilities on the Consolidated Balance Sheet.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2010

The following tables set forth certain information concerning the effect of BB&T’s derivative financial instruments on the Consolidated Statements of Income for the periods indicated:

The Effect of Derivative Instruments on the Consolidated Statements of Income

for the Three Month Period Ended September 30, 2010

(Dollars in millions)

	Effective Portion			Ineffective Portion
	Gain or (Loss) Recognized in OCI	Location of Amounts Reclassified from AOCI into Income	(Gain) or Loss Reclassified from AOCI into Income	Location of Amounts Recognized in Income		Gain or (Loss) Recognized in Income
Derivatives Designated as Cash Flow Hedges
Interest rate contracts	$(118)	Total interest income	$(10)	Other noninterest income		$—
		Total interest expense	3

			$(7)

Derivatives Designated as Net Investment Hedges
Foreign exchange contracts	$(3)		$—			$—

	Effective Portion		Ineffective Portion
	Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income	Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income
Derivatives Designated as Fair Value Hedges
Interest rate contracts	Total interest expense	$39	Other noninterest income		$(2)

Interest rate contracts	Total interest income	(4)

Total		$35

Derivatives Not Designated as Hedges
Client-related and other risk management
Interest rate contracts	Other noninterest income	$(4)
Other derivatives	Other noninterest income	—
Foreign exchange contracts	Other nondeposit fees and commissions	2
Mortgage Banking
Interest rate contracts	Mortgage banking income	67
Mortgage Servicing Rights
Interest rate contracts	Mortgage banking income	132

Total		$197

Note: All amounts for Other Comprehensive Income (OCI) and Accumulated Other Comprehensive Income (AOCI) are stated on a pre-tax basis.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2010

The Effect of Derivative Instruments on the Consolidated Statements of Income

for the Three Month Period Ended September 30, 2009

(Dollars in millions)

	Effective Portion			Ineffective Portion
	Gain or (Loss) Recognized in OCI	Location of Amounts Reclassified from AOCI into Income	(Gain) or Loss Reclassified from AOCI into Income	Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income
Derivatives Designated as Cash Flow Hedges
Interest rate contracts	$22	Total interest income	$(55)	Other noninterest income	$—
		Total interest expense	37

			$(18)

Derivatives Designated as Net Investment Hedges
Foreign exchange contracts	$(7)		$—		$—

	Effective Portion		Ineffective Portion
	Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income	Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income
Derivatives Designated as Fair Value Hedges
Interest rate contracts	Total interest expense	$45	Other noninterest income	$—

Interest rate contracts	Total interest income	(4)

Total		$41

Derivatives Not Designated as Hedges
Client-related and other risk management
Interest rate contracts	Other noninterest income	$—
Other derivatives	Other noninterest income	—
Foreign exchange contracts	Other nondeposit fees and commissions	—
Mortgage Banking
Interest rate contracts	Mortgage banking income	(54)
Mortgage Servicing Rights
Interest rate contracts	Mortgage banking income	72

Total		$18

Note: All amounts for Other Comprehensive Income (OCI) and Accumulated Other Comprehensive Income (AOCI) are stated on a pre-tax basis.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2010

The Effect of Derivative Instruments on the Consolidated Statements of Income

for the Nine Months Ended September 30, 2010

(Dollars in millions)

	Effective Portion			Ineffective Portion
	Gain or (Loss) Recognized in OCI	Location of Amounts Reclassified from AOCI into Income	(Gain) or Loss Reclassified from AOCI into Income	Location of Amounts Recognized in Income		Gain or (Loss) Recognized in Income
Derivatives Designated as Cash Flow Hedges
Interest rate contracts	$(314)	Total interest income	$(38)	Other noninterest income		$—
		Total interest expense	12

			$(26)

Derivatives Designated as Net Investment Hedges
Foreign exchange contracts	$(2)		$—			$—

	Effective Portion		Ineffective Portion
	Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income	Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income
Derivatives Designated as Fair Value Hedges
Interest rate contracts	Total interest expense	$136	Other noninterest income		$(3)

Interest rate contracts	Total interest income	(14)

Total		$122

Derivatives Not Designated as Hedges
Client-related and other risk management
Interest rate contracts	Other noninterest income	$(8)
Other derivatives	Other noninterest income	—
Foreign exchange contracts	Other nondeposit fees and commissions	5
Mortgage Banking
Interest rate contracts	Mortgage banking income	20
Mortgage Servicing Rights
Interest rate contracts	Mortgage banking income	372

Total		$389

Note: All amounts for Other Comprehensive Income (OCI) and Accumulated Other Comprehensive Income (AOCI) are stated on a pre-tax basis.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2010

The Effect of Derivative Instruments on the Consolidated Statements of Income

for the Nine Month Period Ended September 30, 2009

(Dollars in millions)

	Effective Portion			Ineffective Portion
	Gain or (Loss) Recognized in OCI	Location of Amounts Reclassified from AOCI into Income	(Gain) or Loss Reclassified from AOCI into Income	Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income
Derivatives Designated as Cash Flow Hedges
Interest rate contracts	$112	Total interest income	$(70)	Other noninterest income	$1
		Total interest expense	34

			$(36)

Derivatives Designated as Net Investment Hedges
Foreign exchange contracts	$(10)		$—		$—

	Effective Portion		Ineffective Portion
	Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income	Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income
Derivatives Designated as Fair Value Hedges
Interest rate contracts	Total interest expense	$125	Other noninterest income	$7

Interest rate contracts	Total interest income	(12)

Total		$113

Derivatives Not Designated as Hedges
Client-related and other risk management
Interest rate contracts	Other noninterest income	$17
Other derivatives	Other noninterest income	(20)
Foreign exchange contracts	Other nondeposit fees and commissions	(3)
Mortgage Banking
Interest rate contracts	Mortgage banking income	(12)
Mortgage Servicing Rights
Interest rate contracts	Mortgage banking income	32

Total		$14

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

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2010

Cash Flow Hedges

At September 30, 2010 and December 31, 2009, BB&T had designated notional values of $7.0 billion and $5.5 billion, respectively, of derivatives as cash flow hedges. At September 30, 2010, these cash flow hedges reflected an unrealized loss of $280 million recorded in other liabilities. At December 31, 2009, these cash flow hedges reflected a net unrealized gain of $40 million, with instruments in a gain position reflecting a fair value of $66 million recorded in other assets and instruments in a loss position reflecting a fair value of $26 million recorded in other liabilities.

For a qualifying cash flow hedge, the portion of changes in the fair value of the derivatives that have been highly effective are recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. The impact on earnings resulting from the ineffectiveness of cash flow hedges for the three and nine months ended September 30, 2010 and 2009, was not material.

Accumulated other comprehensive income included $27 million and $54 million in unrecognized after-tax gains on interest rate swaps, caps and floors hedging variable interest payments on business loans at September 30, 2010 and December 31, 2009, respectively. These amounts included unrecognized after-tax gains on terminated swaps, caps and collars of $27 million and $29 million at September 30, 2010 and December 31, 2009, respectively. In addition, accumulated other comprehensive income included $134 million in net unrecognized losses and $50 million in net unrecognized after-tax gains on interest rate swaps, caps and floors hedging variable interest payments on funding at September 30, 2010 and December 31, 2009, respectively. These amounts included unrecognized after-tax gains on terminated hedges related to variable-rate funding of $41 million and $52 million at September 30, 2010 and December 31, 2009, respectively. Also included in accumulated other comprehensive income at September 30, 2010 and December 31, 2009 are unrecognized after-tax gains of $3 million on terminated interest rate swaps hedging variable interest payments on long-term debt.

The estimated net amount in accumulated other comprehensive income at September 30, 2010 that is expected to be reclassified into earnings within the next 12 months is a net after-tax loss of $20 million.

All of BB&T’s cash flow hedges are hedging exposure to variability in future cash flows for forecasted transactions related to the payment of variable interest on then existing financial instruments. The maximum length of time over which BB&T is hedging its exposure to the variability in future cash flows for forecasted transactions related to variable interest payments on existing financial instruments at September 30, 2010 and December 31, 2009 is 6.9 years and 6.6 years, respectively.

Fair Value Hedges

At September 30, 2010 and December 31, 2009, BB&T had designated notional values of $2.5 billion and $4.1 billion, respectively, of derivatives as fair value hedges. These fair value hedges reflected a net unrealized gain of $177 million and $101 million at September 30, 2010 and December 31, 2009, respectively, with instruments in a gain position reflecting a fair value of $299 million and $194 million, respectively, recorded in other assets and instruments in a loss position reflecting a fair value of $122 million and $93 million, respectively, recorded in other liabilities.

For a qualifying fair value hedge, changes in the value of the derivatives that have been highly effective as hedges are recognized in current period earnings along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged. For the nine months ended September 30, 2010, BB&T terminated certain fair value hedges relating to its long-term debt and received proceeds of $152 million. BB&T also terminated certain fair value hedges related to its long-term debt during the nine months ended September 30, 2009 and received $128 million in proceeds. The proceeds from these terminations were included in cash flows from financing activities. The impact on earnings resulting from fair value hedge ineffectiveness was a $3 million loss and a $7 million gain during the nine months ended September 30, 2010 and 2009, respectively.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2010

Derivatives Not Designated As Hedges

BB&T also held $57.7 billion and $56.5 billion in notional value of derivatives not designated as hedges at September 30, 2010 and December 31, 2009, respectively. These instruments were in a net gain position with a net estimated fair value of $380 million and $143 million at September 30, 2010 and December 31, 2009, respectively. Changes in the fair value of these derivatives are reflected in current period earnings.

Derivatives not designated as a hedge include the notional amounts of $14.0 billion and $8.2 billion that have been entered into as risk management instruments for mortgage banking operations at September 30, 2010 and December 31, 2009, respectively. For mortgage loans originated for sale, BB&T is exposed to changes in market rates and conditions subsequent to the interest rate lock and funding date. BB&T’s risk management strategy related to its interest rate lock commitment derivatives and loans held for sale includes using mortgage-based derivatives such as forward commitments and options in order to mitigate market risk.

Derivatives not designated as a hedge include the notional amounts of $18.3 billion that have been entered into as risk management instruments for mortgage servicing rights at September 30, 2010 and December 31, 2009. For the nine months ended September 30, 2010, the $372 million gain on these derivatives is offset by a negative $327 million valuation adjustment related to the mortgage servicing asset. For the nine months ended September 30, 2009, BB&T recognized a $32 million gain on these derivatives and a positive $32 million valuation adjustment related to the mortgage servicing asset. For the quarter ended September 30, 2010, the $132 million gain on these derivatives was offset by a negative $100 million valuation adjustment related to the mortgage servicing asset. For the quarter ended September 30, 2009, the $72 million gain on these derivatives was offset by a negative $59 million valuation adjustment related to the mortgage servicing asset.

BB&T also held derivatives not designated as hedges with notional amounts totaling $25.4 billion and $30.0 billion at September 30, 2010 and December 31, 2009, respectively, as risk management instruments primarily to facilitate transactions on behalf of its clients, as well as activities related to balance sheet management.

Net Investment Hedges

At September 30, 2010 and December 31, 2009, BB&T had designated notional values of $73 million of derivatives as net investment hedges used to hedge the variability in a foreign currency exchange rate.

Derivatives Credit Risk

Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. BB&T controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. In addition, certain counterparties are required to provide cash collateral to BB&T when their unsecured loss positions exceed certain negotiated limits. As of September 30, 2010 and December 31, 2009, BB&T had received cash collateral of approximately $126 million and $82 million, respectively. In addition, BB&T had posted collateral of $495 million and $138 million at September 30, 2010 and December 31, 2009, respectively. In the event that BB&T’s credit ratings had been downgraded below investment grade, the amount of collateral posted would have increased by $27 million and $50 million as of September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010 and December 31, 2009, BB&T had approximately $3 million and $26 million, respectively, of unsecured positions with derivative dealers. All of the derivative contracts to which BB&T is a party settle monthly, quarterly or semiannually. In the case of contracts with derivative dealers, BB&T only transacts with dealers that are national market makers with strong credit ratings. Further, BB&T has netting agreements with the dealers with which it does business. Because of these factors, BB&T’s credit risk exposure related to derivatives contracts at September 30, 2010 and December 31, 2009 was not material.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2010

NOTE 16. Computation of Earnings Per Common Share

BB&T’s basic and diluted earnings per common share amounts for the three and nine month periods ended September 30, 2010 and 2009, respectively, were calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in millions, except per share data, shares in thousands)
Basic Earnings Per Common Share:
Net income available to common shareholders	$210	$152	$608	$544

Weighted average number of common shares	693,017	665,408	691,982	609,698

Basic earnings per common share	$.30	$.23	$.88	$.89

Diluted Earnings Per Common Share:
Net income available to common shareholders	$210	$152	$608	$544

Weighted average number of common shares	693,017	665,408	691,982	609,698
Effect of dilutive outstanding equity-based awards	8,518	7,049	8,569	5,609

Weighted average number of diluted common shares	701,535	672,457	700,551	615,307

Diluted earnings per common share	$.30	$.23	$.87	$.88

For the three months ended September 30, 2010 and 2009, the number of anti-dilutive awards was 37.1 million and 37.9 million shares, respectively. For the nine months ended September 30, 2010 and 2009, the number of anti-dilutive awards was 32.8 million and 38.9 million shares, respectively.

NOTE 17. Operating Segments

BB&T’s operations are divided into seven reportable business segments: Community Banking, Residential Mortgage Banking, Sales Finance, Specialized Lending, Insurance Services, Financial Services and Treasury. These operating segments have been identified based on BB&T’s organizational structure. The segments require unique technology and marketing strategies and offer different products and services. While BB&T is managed as an integrated organization, individual executive managers are held accountable for the operations of these business segments.

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

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2010

The substantial majority of the loan portfolio acquired in the Colonial acquisition is covered by loss sharing agreements with the FDIC, and is managed outside of the Community Banking segment. The assets and related interest income from the portfolio are included in the Parent/Reconciling Items segment.

Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2009 for a description of internal accounting policies and the basis of segmentation, including a description of the segments presented in the accompanying tables.

The following tables disclose selected financial information with respect to BB&T’s reportable business segments for the periods indicated:

BB&T Corporation

Reportable Segments

For the Three Months Ended September 30, 2010 and 2009

	Community Banking		Residential Mortgage Banking		Sales Finance		Specialized Lending		Insurance Services
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
	(Dollars in millions)
Net interest income (expense)	$467	$439	$246	$263	$99	$106	$231	$212	$1	$1
Net funds transfer pricing (FTP)	473	487	(161)	(175)	(61)	(73)	(46)	(55)	—	(1)

Net interest income (expense) and FTP	940	926	85	88	38	33	185	157	1	—

Economic provision for loan and lease losses	709	417	75	83	9	23	23	100	—	—
Noninterest income	318	327	167	134	—	—	37	28	249	251
Intersegment net referral fees (expense)	99	109	(34)	(35)	(4)	(3)	—	—	—	—
Noninterest expense	593	512	38	35	9	8	76	74	200	197
Allocated corporate expenses	208	175	2	3	2	3	10	10	13	13

Income (loss) before income taxes	(153)	258	103	66	14	(4)	113	1	37	41
Provision (benefit) for income taxes	(59)	98	40	25	5	(2)	43	(1)	15	16

Segment net income (loss)	$(94)	$160	$63	$41	$9	$(2)	$70	$2	$22	$25

Identifiable segment assets (period end)	$60,657	$62,557	$20,586	$18,741	$6,784	$6,391	$8,701	$8,046	$1,035	$1,094

	Financial Services		Treasury		All Other Segments (1)		Parent/ Reconciling Items		Total BB&T Corporation
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
	(Dollars in millions)
Net interest income (expense)	$5	$3	$(12)	$131	$39	$40	$238	$42	$1,314	$1,237
Net funds transfer pricing (FTP)	26	36	(135)	(162)	(42)	(48)	(54)	(9)	—	—

Net interest income (expense) and FTP	31	39	(147)	(31)	(3)	(8)	184	33	1,314	1,237

Economic provision for loan and lease losses	2	3	—	—	2	1	(50)	82	770	709
Noninterest income	170	163	271	55	12	9	(114)	(27)	1,110	940
Intersegment net referral fees (expense)	9	8	—	—	—	—	(70)	(79)	—	—
Noninterest expense	130	133	5	4	15	13	342	344	1,408	1,320
Allocated corporate expenses	5	7	1	1	—	(1)	(241)	(211)	—	—

Income (loss) before income taxes	73	67	118	19	(8)	(12)	(51)	(288)	246	148
Provision (benefit) for income taxes	28	26	28	(10)	(16)	(16)	(57)	(145)	27	(9)

Segment net income (loss)	$45	$41	$90	$29	$8	$4	$6	$(143)	$219	$157

Identifiable segment assets (period end)	$2,756	$3,285	$29,843	$39,588	$6,650	$5,156	$20,218	$20,470	$157,230	$165,328

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2010

BB&T Corporation

Reportable Segments

For the Nine Months Ended September 30, 2010 and 2009

	Community Banking		Residential Mortgage Banking		Sales Finance		Specialized Lending		Insurance Services
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
	(Dollars in millions)
Net interest income (expense)	$1,341	$1,290	$726	$823	$297	$307	$664	$610	$2	$4
Net funds transfer pricing (FTP)	1,549	1,354	(491)	(553)	(188)	(215)	(141)	(169)	(1)	(2)

Net interest income (expense) and FTP	2,890	2,644	235	270	109	92	523	441	1	2

Economic provision for loan and lease losses	1,386	1,309	431	221	22	71	120	254	—	—
Noninterest income	976	933	343	478	1	1	98	89	782	774
Intersegment net referral fees (expense)	238	376	(86)	(114)	(10)	(10)	—	—	—	—
Noninterest expense	1,858	1,395	113	91	24	23	214	211	602	590
Allocated corporate expenses	618	524	8	8	7	9	31	30	41	37

Income (loss) before income taxes	242	725	(60)	314	47	(20)	256	35	140	149
Provision (benefit) for income taxes	89	274	(22)	119	18	(8)	97	13	55	58

Segment net income (loss)	$153	$451	$(38)	$195	$29	$(12)	$159	$22	$85	$91

Identifiable segment assets (period end)	$60,657	$62,557	$20,586	$18,741	$6,784	$6,391	$8,701	$8,046	$1,035	$1,094

	Financial Services		Treasury		All Other Segments (1)		Parent/Reconciling Items		Total BB&T Corporation
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
	(Dollars in millions)
Net interest income (expense)	$15	$9	$200	$350	$133	$117	$610	$11	$3,988	$3,521
Net funds transfer pricing (FTP)	79	91	(504)	(355)	(133)	(141)	(170)	(10)	—	—

Net interest income (expense) and FTP	94	100	(304)	(5)	—	(24)	440	1	3,988	3,521

Economic provision for loan and lease losses	8	10	—	—	4	3	24	218	1,995	2,086
Noninterest income	468	484	531	307	36	26	(242)	(128)	2,993	2,964
Intersegment net referral fees (expense)	23	26	—	—	—	—	(165)	(278)	—	—
Noninterest expense	392	406	14	(1)	49	53	983	802	4,249	3,570
Allocated corporate expenses	17	19	3	3	(2)	(1)	(723)	(629)	—	—

Income (loss) before income taxes	168	175	210	300	(15)	(53)	(251)	(796)	737	829
Provision (benefit) for income taxes	64	67	27	60	(43)	(51)	(185)	(386)	100	146

Segment net income (loss)	$104	$108	$183	$240	$28	$(2)	$(66)	$(410)	$637	$683

Identifiable segment assets (period end)	$2,756	$3,285	$29,843	$39,588	$6,650	$5,156	$20,218	$20,470	$157,230	$165,328

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	expected cost savings associated with completed mergers and acquisitions may not be fully realized or realized within the expected time frames; and

•	deposit attrition, customer loss and/or revenue loss following completed mergers and acquisitions may be greater than expected.

Regulatory Considerations

BB&T and its subsidiaries and affiliates are subject to numerous examinations by federal and state banking regulators, as well as the Securities and Exchange Commission, the Financial Industry Regulatory Authority, and various state insurance and securities regulators. BB&T and its subsidiaries have from time to time received requests for information from regulatory authorities in various states, including state insurance commissions and state attorneys general, securities regulators and other regulatory authorities, concerning their business practices. Such requests are considered incidental to the normal conduct of business.

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

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2010

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

Fair Value of Financial Instruments

A significant portion of BB&T’s assets and certain liabilities are financial instruments carried at fair value. This includes securities available for sale, trading securities, derivatives, certain loans held for sale, residential mortgage servicing rights, certain short-term borrowings and venture capital investments. At September 30, 2010, the percentage of total assets and total liabilities measured at fair value was 19.3% and 1.0%, respectively. The vast majority of assets and liabilities carried at fair value are based on market prices for similar instruments. At September 30, 2010, 6.6% of assets measured at fair value were based on significant unobservable inputs. This is approximately 1% of BB&T’s total assets. See Note 14 “Fair Value Disclosures” in the “Notes to Consolidated Financial Statements” herein for additional disclosures regarding the fair value of financial instruments.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2010

Securities

The fair values for available-for-sale and trading securities are generally based upon quoted market prices or observable market prices for similar instruments. BB&T generally utilizes a third-party pricing service in determining the fair value of its securities portfolio. The pricing service uses observable inputs when available including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids and offers. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment by management. As of September 30, 2010, BB&T had $1.1 billion of available-for-sale and trading securities, which is less than 1% of total assets, valued using unobservable inputs. This total includes $922 million of non-agency mortgage backed securities that are covered by a loss sharing agreement with the FDIC and $147 million of auction-rate securities. BB&T conducts periodic reviews to identify and evaluate each available-for-sale security that has an unrealized loss for other-than-temporary impairment. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. The primary factors BB&T considers in determining whether an impairment is other-than-temporary are the financial condition and near–term prospects of the issuer, including any specific events which may influence the operations of the issuer and BB&T’s intent to sell and whether it is more likely than not that the Company will be required to sell these debt securities before the anticipated recovery of the amortized cost basis.

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

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2010

of September 30, 2010, BB&T held $824 million of commercial loans and $89 million of mortgage loans accounted for at the lower of cost or market in the loans held for sale portfolio. These loans were originated as loans held for investment and transferred to the loans held for sale portfolio based on management’s nonperforming asset disposition strategy.

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

Venture Capital and Similar Investments

BB&T has venture capital and similar investments that are carried at fair value. Changes in the fair value of these investments are recorded in other noninterest income each period. In many cases there are no observable market values for these investments and therefore management must estimate the fair value based on a comparison of the operating performance of the company to multiples in the marketplace for similar entities. This analysis requires significant judgment and actual values in a sale could differ materially from those estimated. As of September 30, 2010, BB&T had $287 million of venture capital investments, which is less than 1% of total assets.

Intangible Assets

BB&T’s mergers and acquisitions are accounted for using the acquisition method of accounting. Under the acquisition method, BB&T is required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which often involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques, all of which are inherently subjective. The amortization of identified intangible assets is based upon the estimated economic benefits to be received, which is also subjective. Acquisitions typically result in goodwill, which is subject to ongoing periodic impairment tests based on the fair value of net assets acquired compared to their carrying value. The major assumptions used in the impairment testing process include the estimated future cash flows of each business unit and discount rates. Discount rates are unique to each business unit and are based upon the cost of capital specific to the industry in which the business unit operates. As a result of the challenging economic environment, management continues to closely monitor the excess of the fair value over the carrying value of several reporting units. A continuing period of depressed market conditions, or further market deterioration, may result in impairment of goodwill in the future.

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

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2010

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

EXECUTIVE SUMMARY

Consolidated net income for the third quarter of 2010 totaled $219 million, up $62 million, or 39.5%, compared to $157 million earned during the third quarter of 2009. Consolidated net income available to common shareholders for the third quarter of 2010 totaled $210 million, an increase of $58 million, or 38.2%, compared to $152 million earned during the same period in 2009. On a diluted per common share basis, earnings for the three months ended September 30, 2010 were $.30, compared to $.23 for the same period in 2009, an increase of 30.4%. BB&T’s results of operations for the third quarter of 2010 produced an annualized return on average assets of .56% and an annualized return on average common shareholders’ equity of 4.91% compared to prior year ratios of .40% and 3.90%, respectively.

Consolidated net income for the first nine months of 2010 totaled $637 million, a decrease of $46 million, or 6.7%, compared to $683 million earned during the first nine months of 2009. Consolidated net income available to common shareholders for the first nine months of 2010 totaled $608 million, an increase of $64 million, or 11.8%, compared to $544 million earned during the same period in 2009. Earnings available to common shareholders for 2009 included a reduction of $124 million related to the U.S. Treasury’s preferred stock investment in BB&T. On a diluted per common share basis, earnings for the nine months ended September 30, 2010 were $.87, compared to $.88 for the same period in 2009, a decrease of 1.1%. BB&T’s results of operations for the first nine months of 2010 produced an annualized return on average assets of .53% and an annualized return on average common shareholders’ equity of 4.84% compared to prior year ratios of .60% and 5.09%, respectively.

Beginning in the second quarter of 2010, management undertook a strategy to more aggressively reduce BB&T’s exposure to nonperforming loans and foreclosed properties. In connection with this strategy in the third quarter, BB&T transferred $1.3 billion book value of nonperforming loans to loans held for sale and successfully liquidated $451 million of problem assets. The earnings impact of this transfer was approximately $321 million, or $.28 per diluted common share. As a result of continuing this strategy, nonperforming assets declined 4.2% in the third quarter of 2010 compared to the second quarter of 2010. Excluding nonperforming loans held for sale, nonperforming assets declined 20.9% in the third quarter of 2010 compared to the second quarter of 2010.

BB&T recorded a $770 million provision for credit losses in the third quarter of 2010, which was $103 million less than net charge-offs. The third quarter of 2010 is the first quarter since the recession began with no allowance build. Net charge-offs of $873 million included $432 million related to the nonperforming asset disposition strategy. The provision for loan and lease losses was up 8.6% from the third quarter of 2009, as a result of the additional charge-offs recorded in connection with the nonperforming asset disposition strategy.

BB&T’s net interest income increased 6.2% compared to the third quarter of 2009, as a result of higher yields on acquired loans and lower deposit costs. The higher net interest income resulted in a net interest margin of 4.09% for the third quarter of 2010, up 41 basis points compared to the same period of 2009. Noninterest income increased 18.1% primarily as a result of an increase in securities gains and mortgage banking income in the third quarter of 2010 compared to the same period of 2009. These increases were partially offset by a decrease in revenues from service charges on deposit accounts and a reduction in noninterest income to reflect the offset related to the FDIC loss share agreements.

Noninterest expenses were up 6.7%, in the third quarter of 2010 compared with the corresponding period of 2009 due to higher foreclosed property expenses, professional services costs, loan processing expenses and regulatory charges. However, noninterest expenses were down an annualized 24.3% compared to the second quarter of 2010 due to substantially lower foreclosed property costs and lower merger-related expenses.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2010

BB&T’s total assets at September 30, 2010 were $157.2 billion, a decrease of $8.5 billion, or 5.1%, compared to December 31, 2009. Total loans and leases held for investment at September 30, 2010 were $102.2 billion, a $1.5 billion decrease compared to the balance at year-end. The decrease in total loans and leases held for investment included decreases of $1.9 billion in residential, acquisition and development loans and $1.3 billion in covered loans acquired in the Colonial acquisition. BB&T experienced an increase in lending during the third quarter of 2010, generating $18.4 billion in originations for the quarter, compared with $17.5 billion during the second quarter of 2010. The improved lending results included growth in all non-real estate portfolios, as management continues to focus on diversifying the loan portfolio.

Securities available for sale decreased $8.8 billion compared to the balances at December 31, 2009. The decline in the available-for-sale securities portfolio reflects a balance sheet deleveraging strategy executed in the second quarter of 2010. During the third quarter of 2010, management executed a strategy to decrease the duration of the investment portfolio, increase asset sensitivity and reduce the risk of rising rates on shareholders’ equity in light of the new Basel III capital standards that are being developed. In connection with this strategy, BB&T recognized net securities gains of $239 million, or $.21 per diluted common share, during the third quarter of 2010.

Total client deposits at September 30, 2010, were $99.4 billion, a decrease of $7.4 billion, or 6.9%, from December 31, 2009. Total deposits, which include wholesale deposits sources, totaled $106.4 billion at September 30, 2010, a decrease of $8.5 billion, or 7.4%, compared to December 31, 2009. The decrease in client deposits was a result of a decline in higher-rate certificates of deposit as well as the divestiture of Nevada branches and deposits purchased as part of the Colonial acquisition. BB&T also has seen an improvement in the deposit mix, with noninterest-bearing accounts representing 19.4% of total deposits at September 30, 2010, compared with 16.5% at December 31, 2009.

Total shareholders’ equity increased $546 million, or 3.4%, compared to December 31, 2009. The tangible common equity ratio was 7.0% and 6.2% at September 30, 2010 and December 31, 2009, respectively. In addition, the Tier 1 risk-based capital and total risk-based capital ratios were 11.7% and 15.7% at September 30, 2010, respectively, compared to 11.5% and 15.8%, respectively, at December 31, 2009. BB&T’s risk-based and tangible capital ratios remain well above regulatory standards for well-capitalized banks. As of September 30, 2010, measures of tangible capital were not required by the regulators and, therefore, were considered non-GAAP measures. Please refer to the section titled “Capital Adequacy and Resources” herein for a discussion of how BB&T calculates and uses these measures in the evaluation of the Company.

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

Management recently completed an internal review of BB&T’s foreclosure processes and has identified no issues of concern with its foreclosure processes. BB&T uses knowledgeable specialists to prepare all affidavits and has not engaged in “robo-signing.” In addition the Company did not actively participate in private label securitizations that caused problems with assignments for other lenders.

Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2009, for additional information with respect to BB&T’s recent accomplishments and significant challenges. The factors causing the fluctuations in the major balance sheet and income statement categories for the third quarter and first nine months of 2010 compared to the corresponding periods of 2009 are further discussed in the following sections.

ANALYSIS OF FINANCIAL CONDITION

Securities

Securities available for sale totaled $24.5 billion at September 30, 2010, a decrease of $8.8 billion, or 26.3%, compared with December 31, 2009. Average securities available for sale for the third quarter of 2010 were $23.3 billion, a decrease of $8.2 billion, or 26.1%, compared with the average balance during the third quarter of 2009. Average securities available for

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2010

sale for the first nine months of 2010 were $28.2 billion, a decrease of $2.4 billion, or 7.7%, compared to the average balance during the first nine months of 2009. The declines in the securities available for sale portfolio were primarily the result of BB&T deleveraging the balance sheet in the second quarter.

During the third quarter of 2010, the Company executed a strategy to decrease the duration of the investment portfolio, increase asset sensitivity and reduce the risk of rising rates on shareholders’ equity in light of the new Basel III capital standards that are being developed. As part of this strategy, BB&T sold $10.7 billion of securities, with a yield of 3.55%, and recorded net gains of $239 million. In addition, BB&T purchased $12.4 billion of securities yielding 1.80%. These transactions reduced the portfolio’s effective duration to 2.9 years at September 30, 2010.

The annualized fully taxable equivalent (“FTE”) yield on the average securities portfolio for the third quarter of 2010 was 3.78%, which represents a decrease of 50 basis points compared to the annualized yield earned during the third quarter of 2009. The annualized FTE yield on the average securities portfolio for the first nine months of 2010 was 4.14%, which represents a decrease of 32 basis points compared to the annualized yield earned during the first nine months of 2009. The decrease in the annualized FTE yield on the average securities portfolio was primarily the result of reinvesting securities sales into securities with shorter durations and lower yields. Partially offsetting this decline, the FTE yield benefited from the addition of the securities acquired in the Colonial acquisition.

On September 30, 2010, BB&T held certain investment securities having continuous unrealized loss positions for more than 12 months. As of September 30, 2010, the unrealized losses on these securities totaled $293 million. The vast majority of these losses were in non-agency mortgage-backed and municipal securities. At September 30, 2010, all of the available-for-sale debt securities in an unrealized loss position, excluding those covered by FDIC loss sharing agreements, were investment grade with the exception of (a) bonds with an amortized cost of $3 million from one issuer of auction rate securities; (b) two municipal bonds with an amortized cost of $8 million; (c) sixteen non-agency mortgage-backed securities with an amortized cost of $884 million and (d) one non-agency commercial mortgage-backed security with an amortized cost of $25 million. At September 30, 2010, the total unrealized loss on these non-investment grade securities was $178 million. All of the non-investment grade securities referenced above were initially investment grade and have been downgraded since purchase. BB&T evaluated all of its debt securities for credit impairment. During the third quarter of 2010, BB&T determined that certain of the non-agency mortgage-backed securities had credit losses evident and recorded other-than-temporary impairment of $2 million. As of September 30, 2010, BB&T’s evaluation of the other securities with continuous unrealized losses indicated that there were no credit losses evident. Furthermore, as of the date of the evaluation, BB&T did not intend to sell, and it was more likely than not that the Company would not be required to sell, these debt securities before the anticipated recovery of the amortized cost basis.

See Note 3 “Securities” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to BB&T’s evaluation of securities for other-than-temporary impairment.

Loans and Leases

BB&T emphasizes commercial lending to small and medium-sized businesses, consumer lending, mortgage lending and specialized lending with an overall goal of maximizing the profitability of the loan portfolio, maintaining strong asset quality and achieving an equal mix of consumer and commercial loans. For the third quarter of 2010, average total loans were $104.8 billion, an increase of $1.4 billion, or 1.4%, compared to the same period in 2009. For the first nine months of 2010, average total loans were $104.4 billion, an increase of $3.5 billion, or 3.5%, compared to the same period in 2009. The growth in average loans includes the impact of the Colonial acquisition, which contributed $2.6 billion and $5.8 billion in average loan growth for the third quarter and first nine months of 2010, respectively. During the third quarter of 2010, BB&T generated growth in all of its non-real estate portfolios, as management continues to focus its efforts on diversifying the mix of the loan portfolio.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2010

The following table presents the composition of average loans and leases for the three and nine months ended September 30, 2010 and 2009, respectively:

Table 1

Composition of Average Loans and Leases

	For the Three Months Ended
	September 30, 2010		September 30, 2009
	Balance	% of total	Balance	% of total
	(Dollars in millions)
Commercial loans and leases	$48,620	46.4%	$49,916	48.4%
Direct retail loans	13,867	13.2	14,507	14.0
Sales finance loans	6,906	6.6	6,528	6.3
Revolving credit loans	2,048	2.0	1,886	1.8
Mortgage loans	15,828	15.1	15,515	15.0
Specialized lending loans	8,046	7.7	7,542	7.3
Other acquired loans	73	.1	75	.1

Total average loans and leases held for investment (excluding covered loans)	95,388	91.1	95,969	92.9
Covered loans	6,957	6.6	4,380	4.2

Total average loans and leases held for investment	102,345	97.7	100,349	97.1
Loans held for sale	2,410	2.3	2,985	2.9

Total average loans and leases	$104,755	100.0%	$103,334	100.0%

	For the Nine Months Ended
	September 30, 2010		September 30, 2009
	Balance	% of total	Balance	% of total
	(Dollars in millions)
Commercial loans and leases	$49,024	47.0%	$50,294	50.0%
Direct retail loans	14,008	13.4	14,849	14.7
Sales finance loans	6,682	6.4	6,391	6.3
Revolving credit loans	2,013	1.9	1,819	1.8
Mortgage loans	15,625	15.0	16,088	15.9
Specialized lending loans	7,725	7.4	7,009	6.9
Other acquired loans	93	.1	25	—

Total average loans and leases held for investment (excluding covered loans)	95,170	91.2	96,475	95.6
Covered loans	7,251	6.9	1,476	1.5

Total average loans and leases held for investment	102,421	98.1	97,951	97.1
Loans held for sale	1,975	1.9	2,941	2.9

Total average loans and leases	$104,396	100.0%	$100,892	100.0%

Average commercial loans and leases were down 2.6% and 2.5% for the third quarter and the first nine months of 2010, respectively, compared to the corresponding periods of 2009. The decline in the commercial portfolio is largely a result of lower commercial real estate balances, as management has intentionally lowered its exposures to real estate lending during the economic downturn. BB&T’s Residential, Acquisition and Development portfolio has declined $2.2 billion in the past twelve months to a balance of $4.2 billion at September 30, 2010. This decline has been somewhat offset by increases in commercial and industrial lending. Management has added a number of new producers in the corporate and middle-market banking area in an effort to increase commercial and industrial lending to better diversify the loan portfolio and capitalize on the strength of BB&T’s balance sheet during the economic downturn. During the third quarter of 2010, commercial and industrial lending increased an annualized 6.0% compared to the second quarter of 2010, including growth of 20.5% from BB&T’s large corporate banking initiative.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2010

Average direct retail loans declined 4.4% and 5.7% for the third quarter and the first nine months of 2010, respectively, compared to the corresponding periods of 2009. This portfolio is primarily home equity loans and lines to individuals and has been negatively affected by the downturn in the residential real estate markets. In addition, the residential lot/land component of this portfolio has been declining, as management continues to reduce exposures to these types of loans. Residential lot/land loans have decreased $360 million, or 19.8%, since September 30, 2009.

Average mortgage loans held for investment increased 2.0% for the third quarter and declined 2.9% for the first nine months of 2010 compared to the corresponding periods of 2009. The vast majority of new residential mortgage originations were being sold in the secondary market until the third quarter of 2010 when management made the election to retain a portion of its 10 to 15 year fixed-rate and adjustable rate mortgage production.

Average specialized lending loans increased 6.7% and 10.2% for the third quarter and the first nine months of 2010, respectively. Growth in specialized lending accelerated during the third quarter of 2010, as average loans in this portfolio increased an annualized 20.8% compared to the second quarter of 2010. The three largest segments of this portfolio are non- prime automobile lending, insurance premium financing and small ticket financing. These segments grew an annualized 5.9%, 55.7% and 38.4% in the third quarter of 2010 compared to the second quarter of 2010.

Average sales finance loans increased 5.8% and 4.6% for the third quarter and the first nine months of 2010, respectively, as prime automobile lending has improved.

Average loans held for sale, which is primarily residential mortgage loans, decreased 19.3% and 32.8% for the third quarter and the first nine months of 2010 compared to the same period in 2009 due to lower refinance activity in 2010 compared to 2009.

The annualized FTE yield for the total loan portfolio for the third quarter of 2010 was 5.96% compared to 5.52% in the third quarter of 2009. The annualized yield on commercial loans for the third quarter of 2010 was 4.22%, a decrease of 7 basis points compared to the same period in 2009, while the annualized yield on direct retail loans for the third quarter of 2010 dropped to 5.26% compared to 5.43% in the same period in 2009. The annualized yield on residential mortgage loans for the third quarter of 2010 was 5.39%, a decrease of 33 basis points compared to the same period in 2009. The annualized FTE yield on the total loan portfolio for the first nine months of 2010 was 5.85%, which reflects an increase of 39 basis points compared to the same period in 2009. The increases in the FTE yield on the total loan portfolio for the third quarter and the first nine months of 2010 were primarily the result of the loans acquired in the Colonial acquisition, which have produced higher yields due to better performance.

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

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2010

reserves is in default and deemed uncollectible, interest is no longer funded through the interest reserve. Interest previously recognized from interest reserves generally is not reversed against current income when a construction loan with interest reserves is placed on nonaccrual status.

At September 30, 2010, approximately $1.2 billion of BB&T’s construction loan portfolio have active interest reserves (i.e. current funding of interest charges through a reserve). Interest income related to loans with active interest reserves totaled approximately $11 million, which represented approximately 1% of total interest income for the quarter ended September 30, 2010.

Other Interest-Earning Assets

Average other interest-earning assets totaled $3.0 billion for the third quarter of 2010, compared to $2.3 billion for the same period of 2009. The increase in average other interest-earning assets included increases of $452 million in average interest-bearing deposits with banks and $92 million in average trading securities compared to the third quarter of 2009. For the first nine months of 2010, average other interest-earning assets increased $744 million compared to the same period of 2009. The average yield on other interest-earning assets was .54% for the third quarter of 2010 compared to .77% for the third quarter of 2009. The average yield on other interest-earning assets was .55% for the first nine months of 2010, compared to .88% for the same period in 2009. The declines in the yields on other interest-earning assets are due to lower interest rates on deposits with banks.

Noninterest-Earning Assets

BB&T’s other noninterest-earning assets, including premises and equipment, goodwill, core deposit and other intangible assets, residential mortgage servicing rights, FDIC loss share receivable and noninterest-bearing cash and due from banks, increased $331 million from December 31, 2009 to September 30, 2010. The growth in this category was partially due to the purchase of premises and equipment recorded in the first quarter of 2010 in connection with the Colonial acquisition. In addition, BB&T made a payment to the IRS of approximately $892 million in the first quarter of 2010 in connection with a disputed tax position, which resulted in an increase in other assets. These increases were partially offset by a reduction in the FDIC loss share receivable of $1.1 billion due to reimbursements received.

Deposits

Deposits totaled $106.4 billion at September 30, 2010, a decrease of $8.5 billion, or 7.4%, from December 31, 2009. Client deposits generated through the Community Banking segment (formerly “Banking Network”) are the largest source of funds used to support asset growth. Client deposits totaled $99.4 billion at September 30, 2010, a decrease of $7.4 billion, or 6.9%, from December 31, 2009. These decreases are primarily due to redemptions of wholesale deposits and higher rate certificates of deposit in connection with BB&T’s balance sheet deleveraging, as well as the sale of Nevada deposits acquired in the Colonial acquisition.

The overall mix of deposits continues to improve, as average client deposits grew 3.7% in the third quarter of 2010, while other interest-bearing deposits declined 67.2%, compared to the third quarter of 2009. The improvement can be attributed to strong growth in noninterest-bearing and other client deposits, which was driven by the Colonial acquisition. BB&T has also been successful in attracting new business and individual accounts by emphasizing the strength of BB&T’s franchise. During the first nine months of 2010, BB&T produced approximately 111,000 net new transaction deposit accounts through its retail branch, online and Phone 24 delivery channels. This represents an 86.9% increase in net new transaction accounts compared to the first nine months of 2009.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2010

The following table presents the composition of average deposits for the third quarter and nine months ended September 30, 2010 and 2009:

Table 2

Composition of Average Deposits

	For the Three Months Ended
	September 30, 2010		September 30, 2009
	Balance	% of total	Balance	% of total
	(Dollars in millions)
Noninterest-bearing deposits	$20,099	19.4%	$17,389	16.2%
Interest checking	3,482	3.4	2,762	2.6
Other client deposits	50,458	48.7	47,046	43.8
Client certificates of deposit	25,875	25.0	29,152	27.2

Total client deposits	99,914	96.5	96,349	89.8
Other interest-bearing deposits	3,591	3.5	10,961	10.2

Total average deposits	$103,505	100.0%	$107,310	100.0%

	For the Nine Months Ended
	September 30, 2010		September 30, 2009
	Balance	% of total	Balance	% of total
	(Dollars in millions)
Noninterest-bearing deposits	$19,309	18.0%	$15,566	15.8%
Interest checking	3,710	3.5	2,632	2.7
Other client deposits	50,787	47.3	43,248	43.8
Client certificates of deposit	28,466	26.6	27,402	27.8

Total client deposits	102,272	95.4	88,848	90.1
Other interest-bearing deposits	4,899	4.6	9,744	9.9

Total average deposits	$107,171	100.0%	$98,592	100.0%

Average deposits for the third quarter of 2010 decreased $3.8 billion, or 3.5%, compared to the same period in 2009. The categories of deposits with the highest growth for the third quarter of 2010 compared to the third quarter of 2009 were other client deposits, which include money market deposit accounts, savings accounts, individual retirement accounts and other time deposits, which increased $3.4 billion, or 7.3%, and noninterest-bearing deposits, which increased $2.7 billion, or 15.6%. Other interest-bearing deposits, which are primarily Eurodollar deposits and negotiable certificates of deposits, and client certificates of deposit decreased $7.4 billion and $3.3 billion, respectively, compared to the third quarter of 2009.

Average deposits for the first nine months of 2010 increased $8.6 billion, or 8.7%, compared to the first nine months of 2009. The categories of deposits with the highest growth for the first nine months of 2010 compared to the same period of 2009 were other client deposits, which increased $7.5 billion, or 17.4%, and noninterest-bearing deposits which increased $3.7 billion, or 24.0%. Other interest-bearing deposits decreased $4.8 billion, or 49.7%, compared to the average for the first nine months of 2009.

The increases in average deposits for the three and nine-month periods ended September 30, 2010, include the impact of the Colonial acquisition.

Borrowings

While client deposits remain the primary source for funding loan originations and other balance sheet growth, BB&T uses short-term borrowings as a supplementary funding source. Short-term borrowings utilized by BB&T include Federal funds purchased, securities sold under repurchase agreements, master notes, commercial paper, U.S. Treasury tax and loan

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2010

deposit notes, and short-term bank notes. All of BB&T’s securities sold under repurchase agreements are reflected as collateralized borrowing on the balance sheet. At September 30, 2010, short-term borrowings totaled $5.8 billion, a decrease of $2.3 billion, or 28.2%, compared to December 31, 2009. The decrease in these borrowings compared to December 31, 2009, was primarily due to deleveraging the balance sheet in the second quarter of 2010, which reduced the need for this type of funding.

BB&T also utilizes long-term debt to provide both funding, and to a lesser extent, regulatory capital. Long-term debt consists of Federal Home Loan Bank advances to Branch Bank, corporate senior and subordinated notes, senior and subordinated notes issued by Branch Bank, and junior subordinated debentures issued by BB&T. Long-term debt totaled $22.1 billion at September 30, 2010, an increase of 3.4% from the balance at December 31, 2009. The increase in long term debt primarily relates to the issuance on April 29, 2010, of $500 million senior notes, with an interest rate of 3.95% due April 2016. The proceeds will be used for general corporate funding purposes.

For the third quarter of 2010, the average annualized FTE rate on short-term borrowings was .32% compared to .48% during the third quarter of 2009. The average annualized rate on long-term debt for the third quarter of 2010 was 3.98% compared to 3.73% for the same period in 2009. The average annualized rate on short-term borrowed funds was .28% for the first nine months of 2010 compared to the average rate of .54% during the comparable period of 2009. The average annualized rate on long-term debt for the first nine months of 2010 was 3.91% compared to 3.74% for the same period in 2009.

Shareholders’ Equity

Total shareholders’ equity at September 30, 2010 was $16.8 billion, an increase of 3.4% compared to December 31, 2009. The $546 million increase in shareholders’ equity since year-end 2009, includes growth of $296 million in retained earnings in excess of dividends paid and $92 million of additional equity raised through various employee benefit plans and BB&T’s dividend reinvestment plan. BB&T’s book value per common share at September 30, 2010 was $24.11, compared to $23.47 at December 31, 2009.

BB&T’s tangible shareholders’ equity available to common shareholders was $10.6 billion at September 30, 2010, an increase of $614 million, or 6.2%, compared to December 31, 2009. BB&T’s tangible book value per common share at September 30, 2010 was $15.25 compared to $14.44 at December 31, 2009. As of September 30, 2010, measures of tangible capital were not required by the regulators and, therefore, were considered non-GAAP measures. Please refer to the section titled “Capital Adequacy and Resources” herein for a discussion of how BB&T calculates and uses these measures in the evaluation of the Company.

Asset Quality

Nonperforming assets declined 4.2% in the third quarter of 2010 compared to the second quarter of 2010 as BB&T continued to successfully implement a strategy to accelerate the disposition of nonperforming assets in an effort to reduce the Company’s exposure to nonperforming assets and reduce or eliminate any delay in exiting the credit cycle. In the third quarter of 2010, BB&T transferred $1.3 billion of nonperforming loans to loans held for sale. These loans primarily consisted of residential acquisition, development and construction (“ADC”) and commercial construction loans. During the third quarter, the Company disposed of $451 million of problem assets, including $207 million of nonperforming loans and $244 million in other real estate owned, and has more than $350 million in problem assets under contract to sell. In connection with these dispositions, BB&T recorded net charge-offs of $432 million and losses/writedowns of $28 million during the third quarter of 2010.

Nonperforming assets, which are composed of foreclosed real estate, repossessions, nonaccrual loans and certain restructured loans, totaled $4.4 billion (or $4.1 billion excluding covered foreclosed property) at September 30, 2010, compared to $4.5 billion (or $4.3 billion excluding covered foreclosed property) at June 30, 2010. The decrease in nonperforming assets included a decrease of $80 million in foreclosed assets, excluding covered foreclosed property. Total nonaccrual loans declined $100 million compared to June 30, 2010. As a percentage of loans and leases plus foreclosed property, nonperforming assets were 4.11% at September 30, 2010 (or 4.12% excluding covered loans and covered foreclosed property) compared with 4.24% (or 4.37% excluding covered loans and covered foreclosed property) at June 30, 2010.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2010

Loans 90 days or more past due and still accruing interest, excluding loans covered by FDIC loss sharing agreements, totaled $405 million at September 30, 2010, compared with $360 million at June 30, 2010. The increase in loans 90 days or more past due and still accruing interest was primarily due to an increase in government guaranteed mortgage loans, which increased $37 million compared to June 30, 2010. Loans 30-89 days past due, excluding loans covered by FDIC loss sharing agreements, totaled $1.7 billion at September 30, 2010 compared with $1.5 billion at June 30, 2010. The increase in early stage delinquencies was primarily in the commercial and mortgage portfolios. Approximately half of the increase in the mortgage portfolio was related to government guaranteed loans.

BB&T’s net charge-offs totaled $873 million for the third quarter of 2010 and amounted to 3.31% of average loans and leases, on an annualized basis (or 3.54% excluding covered loans), compared to $446 million, or 1.71%, of average loans and leases, on an annualized basis (or 1.79% excluding covered loans), in the corresponding period in 2009. BB&T’s net charge-offs totaled $2.0 billion for the first nine months of 2010 and amounted to 2.55% of average loans and leases on an annualized basis (or 2.74% excluding covered loans), compared to $1.3 billion, or 1.70% (or 1.73% excluding covered loans), of average loans and leases, on an annualized basis, in the corresponding period in 2009. As previously discussed, BB&T recognized $432 million and $580 million of net charge-offs during the third quarter and first nine months of 2010, respectively, in connection with management’s nonperforming asset disposition strategy. Excluding these charge-offs and the related balances from the denominator, the net charge-off ratios for the third quarter and the first nine months of 2010 were 1.80% and 1.94%, respectively.

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

BB&T’s performing restructured loans totaled $1.8 billion at September 30, 2010, a decline of $172 million compared with June 30, 2010. The majority of BB&T’s commercial lending loan modifications that are considered restructurings involve an extension of the term of the loan without a corresponding adjustment to the risk premium reflected in the interest rate. BB&T does not typically lower the interest rate and rarely forgives principal or interest as part of a commercial loan modification. In addition, BB&T frequently obtains additional collateral or guarantor support when modifying such loans. For commercial loans, performing restructured loans totaled $876 million at September 30, 2010. These loans are typically residential acquisition, development and construction loans where BB&T has extended the maturity of the loan for less than one year without a sufficient corresponding increase in the interest rate, or principal payments have been deferred to assist the borrower. The majority of BB&T’s mortgage and consumer loan modifications that are considered restructurings involve a reduction in the interest rate to a below market rate and/or an increase in the term of the loan without a corresponding adjustment to the risk premium reflected in the interest rate. These modifications rarely result in the forgiveness of principal or interest. Mortgage loan restructurings include approximately $123 million of government guaranteed loans.

Substantially all of the loans acquired in the Colonial acquisition are covered by loss sharing agreements with the FDIC, whereby the FDIC reimburses BB&T for the majority of the losses incurred. In addition, all of the loans acquired were recorded at fair value as of the acquisition date without regard to the loss sharing agreements. Loans were evaluated and

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2010

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

The allowance for credit losses, which totaled $2.7 billion at September 30, 2010 and December 31, 2009, consists of the allowance for loan and lease losses, which is presented on the Consolidated Balance Sheets, and the reserve for unfunded lending commitments, which is included in other liabilities on the Consolidated Balance Sheets. The allowance for loan and lease losses amounted to 2.56% of loans and leases held for investment at September 30, 2010 (or 2.69% excluding covered loans), compared to 2.51% (or 2.72% excluding covered loans) at year-end 2009. Included in the allowance for loan and lease losses at September 30, 2010 was $44 million related to acquired loans.

Each quarter, BB&T performs assessments of cash flows on loans acquired in the Colonial acquisition. The third quarter assessment determined that the loans continue to outperform prior estimates. The combined assessments in the first three quarters resulted in additional accretion on loans that is reflected in interest income. This increase resulted from improved expectations for cash flows on certain loan pools. The assessment also revealed additional impairment in certain loan pools, partially offset by recoveries in other loan pools resulting in a $44 million provision for covered loan losses in the nine months ended September 30, 2010. Approximately 80% of the impairment is offset through the FDIC receivable.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2010

The following table presents an estimated allocation of the allowance for loan and lease losses at September 30, 2010 and December 31, 2009. This allocation of the allowance for loan and lease losses is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 3

Allocation of Allowance for Loan and Lease Losses by Category

	September 30, 2010		December 31, 2009
	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in millions)
Balances at end of period applicable to:
Commercial loans and leases	$1,503	47.2%	$1,574	48.2%
Sales finance	49	6.8	77	6.1
Revolving credit	102	2.0	127	1.9
Direct retail	313	13.5	297	13.8
Residential mortgage loans	244	16.0	131	14.9
Specialized lending	211	7.9	264	7.4
Covered loans	44	6.6	—	7.7
Unallocated	145	—	130	—

Total allowance for loan and lease losses	$2,611	100.0%	$2,600	100.0%

Reserve for unfunded lending commitments	39		72

Total allowance for credit losses	$2,650		$2,672

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

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2010

Table 4 – 1

Asset Quality Analysis

	For the Three Months Ended
	9/30/2010	6/30/2010	3/31/2010	12/31/2009	9/30/2009
	(Dollars in millions)
Allowance For Credit Losses
Beginning balance	$2,753	$2,759	$2,672	$2,478	$2,145
Provision for credit losses (excluding covered loans)	743	652	556	725	709
Provision for covered loans	27	(2)	19	—	—
Charge-offs
Commercial loans and leases (1)	(683)	(277)	(224)	(238)	(204)
Direct retail loans	(83)	(82)	(86)	(79)	(68)
Sales finance loans	(10)	(10)	(16)	(17)	(14)
Revolving credit loans	(28)	(31)	(31)	(32)	(32)
Mortgage loans (2)	(52)	(207)	(77)	(76)	(77)
Specialized lending	(56)	(64)	(75)	(75)	(73)

Total charge-offs	(912)	(671)	(509)	(517)	(468)

Recoveries
Commercial loans and leases (1)	19	8	7	9	5
Direct retail loans	7	6	12	7	4
Sales finance loans	2	2	3	2	3
Revolving credit loans	4	4	4	3	3
Mortgage loans (2)	1	1	1	2	2
Specialized lending	6	8	7	6	5

Total recoveries	39	29	34	29	22

Net charge-offs	(873)	(642)	(475)	(488)	(446)

Other changes, net	—	(14)	(13)	(43)	70

Ending balance	$2,650	$2,753	$2,759	$2,672	$2,478

Allowance For Credit Losses
Allowance for loan and lease losses (excluding covered loans)	$2,567	$2,706	$2,695	$2,600	$2,379
Allowance for covered loans	44	17	19	—	—
Reserve for unfunded lending commitments	39	30	45	72	99

Total	$2,650	$2,753	$2,759	$2,672	$2,478

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2010

	As of/For the Nine Months Ended September 30,
	2010	2009
	(Dollars in millions)
Allowance For Credit Losses
Beginning balance	$2,672	$1,607
Provision for credit losses (excluding covered loans)	1,951	2,086
Provision for covered loans	44	—
Charge-offs
Commercial loans and leases (1)	(1,184)	(482)
Direct retail loans	(251)	(270)
Sales finance loans	(36)	(55)
Revolving credit loans	(90)	(95)
Mortgage loans (2)	(336)	(204)
Specialized lending	(195)	(239)

Total charge-offs	(2,092)	(1,345)

Recoveries
Commercial loans and leases (1)	34	12
Direct retail loans	25	12
Sales finance loans	7	7
Revolving credit loans	12	9
Mortgage loans (2)	3	3
Specialized lending	21	17

Total recoveries	102	60

Net charge-offs	(1,990)	(1,285)

Other changes, net	(27)	70

Ending balance	$2,650	$2,478

(1)	Includes net charge-offs of $431 million and $7 million in commercial loans and leases during the third and second quarters of 2010, respectively, in connection with BB&T’s nonperforming assets (“NPA”) disposition strategy.
(2)	Includes net charge-offs of $1 million and $141 million in mortgage loans during the third and second quarters of 2010, respectively, in connection with BB&T’s NPA disposition strategy.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2010

	For the Three Months Ended
	9/30/2010	6/30/2010	3/31/2010	12/31/2009	9/30/2009
	(Dollars in millions)
Nonperforming Assets (1)
Nonaccrual loans and leases
Commercial loans and leases	$1,273	$2,075	$1,788	$1,651	$1,610
Direct retail loans	216	234	219	197	187
Sales finance loans	6	6	5	7	7
Mortgage loans (8)	416	387	807	762	662
Specialized lending	62	68	69	96	103

Total nonaccrual loans and leases held for investment	1,973	2,770	2,888	2,713	2,569

Loans held for sale	826	129	6	5	4
Foreclosed real estate	1,309	1,391	1,524	1,451	1,326
Other foreclosed property	39	37	46	58	53

Total nonperforming assets (excluding covered assets) (2)(7)	$4,147	$4,327	$4,464	$4,227	$3,952

Performing troubled debt restructurings(TDRs) (3)
Commercial loans and leases	$876	$1,099	$969	$413	$68
Direct retail loans	131	133	130	132	116
Revolving credit loans	62	60	58	54	51
Mortgage loans	689	668	557	471	302
Specialized lending	4	4	1	—	—
Loans held for sale	30	—	—	—	—

Total performing TDRs	$1,792	$1,964	$1,715	$1,070	$537

Loans 90 days or more past due and still accruing (4)
Commercial loans and leases	$20	$22	$14	$7	$13
Direct retail loans	69	69	67	82	79
Sales finance loans	27	28	27	30	24
Revolving credit loans	21	20	23	25	23
Mortgage loans (8)(9)	256	209	155	158	172
Specialized lending	7	7	10	12	10
Other acquired loans	5	5	6	5	2

Total loans 90 days past due and still accruing (excluding covered loans) (5)	$405	$360	$302	$319	$323

Loans 30—89 days past due (4)
Commercial loans and leases	$535	$431	$516	$377	$365
Direct retail loans	181	188	203	216	205
Sales finance loans	99	95	94	126	127
Revolving credit loans	28	28	30	32	32
Mortgage loans (9)	625	561	555	623	664
Specialized lending	242	225	200	306	298
Other acquired loans	2	2	3	6	1

Total loans 30—89 days past due (excluding covered loans) (6)	$1,712	$1,530	$1,601	$1,686	$1,692

(1)	Covered and other acquired loans are considered to be performing due to the application of the accretion method. Covered loans that are contractually past due are noted in the footnotes below.
(2)	Excludes foreclosed real estate totaling $276 million, $176 million, $181 million, $160 million and $151 million at September 30, 2010, June 30, 2010, March 31, 2010, December 31, 2009 and September 30, 2009, respectively, that are covered by FDIC loss sharing agreements.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2010

(3)	Excludes TDRs that are nonperforming totaling $489 million, $480 million, $333 million, $248 million and $108 million at September 30, 2010, June 30, 2010, March 31, 2010, December 31, 2009 and September 30, 2009, respectively. These amounts are included in total nonperforming assets. Amounts also exclude restructured covered and other acquired loans accounted for under the accretion method.
(4)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase.
(5)	Excludes loans past due 90 days or more that are covered by FDIC loss sharing agreements totaling $1.3 billion at September 30, 2010, $1.5 billion at June 30, 2010, $1.4 billion at March 31, 2010 and December 31, 2009 and $945 million at September 30, 2009.
(6)	Excludes loans totaling $329 million, $429 million, $356 million, $391 million and $564 million past due 30-89 days at September 30, 2010, June 30, 2010, March 31, 2010, December 31, 2009 and September 30, 2009, respectively, that are covered by FDIC loss sharing agreements.
(7)	Includes a $207 million reduction from loans sold during the third quarter of 2010 in connection with BB&T’s NPA disposition strategy. Includes a $419 million reduction from loans sold during second quarter of 2010 in connection with BB&T’s NPA disposition strategy.
(8)	BB&T revised its nonaccrual policy related to FHA/VA guaranteed mortgage loans during the second quarter of 2010. The change in policy resulted in a decrease in nonaccrual mortgage loans and an increase in mortgage loans 90 days past due and still accruing of approximately $79 million. During the fourth quarter of 2009, BB&T revised its policy related to the reclassification of mortgage loans from nonaccrual to accrual status resulting in an increase of approximately $120 million in nonaccrual mortgage loans.
(9)	Includes mortgage loans past due 90 days or more that are government guaranteed totaling $119 million, $82 million, $7 million, $8 million and $8 million at September 30, 2010, June 30, 2010, March 31, 2010, December 31, 2009 and September 30, 2009, respectively. Includes mortgage loans past due 30-89 days that are government guaranteed totaling $74 million, $42 million, $24 million, $23 million, and $20 million at September 30, 2010, June 30, 2010, March 31, 2010, December 31, 2009 and September 30, 2009, respectively. Past due mortgage loans held for sale are also included in these categories.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2010

Table 4 – 2

Asset Quality Ratios

	For the Three Months Ended
	9/30/2010		6/30/2010		3/31/2010		12/31/2009		9/30/2009
Asset Quality Ratios (including amounts related to covered loans and covered foreclosed property)
Loans 30—89 days past due and still accruing as a percentage of total loans and leases (1)	1.93%		1.87%		1.87%		1.96%		2.11%
Loans 90 days or more past due and still accruing as a percentage of total loans and leases (1)	1.64		1.82		1.66		1.61		1.18
Nonperforming loans and leases as a percentage of total loans and leases	2.64		2.77		2.77		2.56		2.40
Nonperforming assets as a percentage of:
Total assets	2.81		2.90		2.84		2.65		2.48
Loans and leases plus foreclosed property	4.11		4.24		4.38		4.07		3.78
Net charge-offs as a percentage of average loans and leases	3.31		2.48		1.84		1.83		1.71
Allowance for loan and lease losses as a percentage of loans and leases held for investment	2.56		2.66		2.65		2.51		2.29
Ratio of allowance for loan and lease losses to:
Net charge-offs	.75	x	1.06	x	1.41	x	1.34	x	1.35	x
Nonperforming loans and leases held for investment	1.32		.98		.94		.96		.93

Asset Quality Ratios (excluding amounts related to covered loans and covered foreclosed property) (2)
Loans 30—89 days past due and still accruing as a percentage of total loans and leases (1)	1.72%		1.57%		1.65%		1.72%		1.71%
Loans 90 days or more past due and still accruing as a percentage of total loans and leases (1)	.41		.37		.31		.32		.33
Nonperforming loans and leases as a percentage of total loans and leases	2.82		2.97		2.99		2.77		2.61
Nonperforming assets as a percentage of:
Total assets	2.76		2.93		2.86		2.68		2.52
Loans and leases plus foreclosed property	4.12		4.37		4.53		4.24		3.95
Net charge-offs as a percentage of average loans and leases (3)	3.54		2.66		1.99		1.98		1.79
Allowance for loan and lease losses as a percentage of loans and leases held for investment	2.69		2.84		2.84		2.72		2.49
Ratio of allowance for loan and lease losses to:
Net charge-offs	.74	x	1.05	x	1.40	x	1.34	x	1.35	x
Nonperforming loans and leases held for investment	1.30		.98		.93		.96		.93

	As of/For the Nine Months Ended September 30,
	2010		2009
Asset Quality Ratios
Including covered loans:
Net charge-offs as a percentage of average loans and leases	2.55%		1.70%
Ratio of allowance for loan and lease losses to net charge-offs	.98	x	1.39	x
Excluding covered loans:
Net charge-offs as a percentage of average loans and leases (3)	2.74%		1.73%
Ratio of allowance for loan and lease losses to net charge-offs	.96	x	1.39	x

Applicable ratios are annualized.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2010

(1)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase.
(2)	These asset quality ratios have been adjusted to remove the impact of covered loans and covered foreclosed property. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios. Management believes the inclusion of acquired loans in certain asset quality ratios that include nonperforming assets, past due loans or net charge-offs in the numerator or denominator results in distortion of these ratios and they may not be comparable to other periods presented or to other portfolios that were not impacted by purchase accounting.
(3)	Excluding the impact of losses and balances associated with BB&T’s NPA disposition strategy, the adjusted net charge-offs ratio would have been 1.80%, 2.06% and 1.94% for the third quarter of 2010, second quarter of 2010 and the nine months ended September 30, 2010, respectively.

Table 4 – 3

Troubled Debt Restructurings

	As of September 30, 2010
	Current Status		Past Due 30-89 Days		Past Due 90+ Days		Total
Performing restructurings: (1) (2)
Commercial loans	$809	92.4%	$66	7.5%	$1	.1%	$876
Direct retail loans	124	94.6	6	4.6	1	.8	131
Revolving credit loans	48	77.4	7	11.3	7	11.3	62
Residential mortgage loans	545	79.1	121	17.6	23	3.3	689
Specialized lending loans	4	100.0	—	—	—	—	4
Loans held for sale	8	26.7	18	60.0	4	13.3	30

Total performing restructurings	1,538	85.8	218	12.2	36	2.0	1,792
Nonperforming restructurings (3)	166	33.9	73	14.9	250	51.2	489

Total restructurings	$1,704	74.7	$291	12.8	$286	12.5	$2,281

(1)	Excludes restructured covered and other acquired loans accounted for under the accretion method.
(2)	Past due performing restructurings are included in past due disclosures.
(3)	Nonperforming restructurings are included in nonaccrual loan disclosures.

Table 5 – 1

Real Estate Lending Portfolio Credit Quality and Geographic Distribution

Commercial Real Estate Loan Portfolio (1)

	As of / For the Period Ended September 30, 2010
Residential Acquisition, Development, and Construction Loans (ADC)	Builder / Construction	Land / Land Development	Condos / Townhomes	Total ADC
	(Dollars in millions, except average loan and average client size)
Total loans outstanding	$1,151	$2,789	$229	$4,169
Average loan size (in thousands)	231	535	1,105	400
Average client size (in thousands)	554	912	2,419	798
Nonaccrual loans and leases as a percentage of category	19.73%	19.76%	14.63%	19.47%
Gross charge-offs as a percentage of category:
Year-to-Date	7.70	17.75	9.70	14.47
Quarter-to-Date	10.57	30.04	18.97	24.11

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2010

	As of / For the Period Ended September 30, 2010
	Total Outstandings	Nonaccrual as a Percentage of Outstandings	Gross Charge-Offs as a Percentage of Outstandings
Residential Acquisition, Development, and Construction Loans (ADC) by State of Origination			Year-to-Date	Quarter-to-Date
	(Dollars in millions)
North Carolina	$1,845	16.12%	7.56%	14.17%
Virginia	694	10.21	7.62	7.50
South Carolina	394	20.51	13.32	32.93
Georgia	388	31.08	35.00	60.71
Florida	250	32.53	32.02	45.19
Washington, D.C.	141	33.94	24.51	19.33
Tennessee	129	24.26	13.29	24.85
Kentucky	102	29.80	21.46	68.17
West Virginia	101	20.29	17.26	34.38
Maryland	66	2.65	2.53	8.12
Alabama	59	49.15	23.42	23.11

Total	$4,169	19.47%	14.47%	24.11%

	As of / For the Period Ended September 30, 2010
Other Commercial Real Estate Loans (2)	Commercial Construction	Commercial Land/ Development	Permanent Income Producing Properties	Total Other Commercial Real Estate
	(Dollars in millions, except average loan and average client size)
Total loans outstanding	$1,003	$1,614	$9,432	$12,049

Average loan size (in thousands)	1,068	686	511	554
Average client size (in thousands)	1,527	814	771	808

Nonaccrual loans and leases as a percentage of category	2.17%	15.48%	3.76%	5.20%
Gross charge-offs as a percentage of category:
Year-to-Date	2.35	9.61	2.80	3.79
Quarter-to-Date	4.38	21.15	6.12	8.11

	As of / For the Period Ended September 30, 2010
	Total Outstandings	Nonaccrual as a Percentage of Outstandings	Gross Charge-Offs as a Percentage of Outstandings
Other Commercial Real Estate Loans by State of Origination (2)			Year-to-Date	Quarter-to-Date
	(Dollars in millions)
North Carolina	$3,668	4.43%	2.95%	6.27%
Georgia	1,966	9.31	5.83	13.15
Virginia	1,921	1.10	1.15	2.60
South Carolina	956	3.10	1.34	2.15
Florida	833	18.26	14.67	33.20
Washington, D.C.	693	2.53	3.49	7.31
Maryland	574	.61	—	—
Kentucky	455	3.15	1.88	4.05
West Virginia	429	3.30	1.39	1.81
Tennessee	357	5.74	6.18	11.08
Alabama	94	8.91	4.14	6.54
Other	103	—	2.24	—

Total	$12,049	5.20%	3.79%	8.11%

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2010

Applicable ratios are annualized.

(1)	Commercial real estate (CRE) loans are defined as loans to finance non-owner occupied real property where the primary repayment source is the sale or rental/lease of the real property. Definition is based on internal classification. Excludes covered loans and in process items. Includes loans transferred to held for sale in connection with BB&T’s NPA disposition strategy.
(2)	Commercial and Industrial (C&I) loans secured by real property are excluded.

ADC loan portfolio totaled $4.2 billion at September 30, 2010, a decrease of $1.6 billion from December 31, 2009. As a percentage of loans, ADC nonaccruals were 19.47% at September 30, 2010, compared to 13.63% at December 31, 2009. The allowance for loan and lease losses that is assigned to the ADC portfolio as a percentage of ADC loans held for investment was 13.0% as of September 30, 2010, compared to 14.1% as of year-end 2009. The decline in the allowance assigned to this portfolio reflects lower outstandings and significant write-downs that have already been recorded as charge-offs. The gross charge-off rate for the ADC portfolio, on an annualized basis, was 24.11% for the third quarter of 2010, compared to 12.98% for the second quarter of 2010 and 5.71% for the full–year 2009. The other component of the commercial real estate portfolio, which is largely office buildings, hotels, warehouses, apartments, rental houses, and shopping centers, totaled $12.0 billion at September 30, 2010. As a percentage of loans, other commercial real estate nonaccruals were 5.20% at September 30, 2010, compared with 2.70% at December 31, 2009. The gross charge-off rate for the other commercial real estate portfolio, on an annualized basis, was 8.11% for the third quarter of 2010 compared to 1.51% for the second quarter of 2010 and .76% for the full year 2009. The increased charge-off rates in the ADC and other commercial real estate portfolios for the current quarter include the impact of additional charge-offs on loans transferred to loans held for sale.

Table 5 – 2

Real Estate Lending Portfolio Credit Quality and Geographic Distribution

Residential Mortgage Portfolio (1)

	As of / For the Period Ended September 30, 2010
Residential Mortgage Loans	Prime	ALT-A	Construction/ Permanent	Subprime (2)	Total
	(Dollars in millions, except average loan size)
Total loans outstanding	$13,268	$2,239	$580	$497	$16,584

Average loan size (in thousands)	197	314	313	61	196
Average refreshed credit score (3)	722	703	720	575	715

Percentage that are first mortgages	100%	100%	99%	81%	99%
Average loan to value at origination	76	68	74	74	74

Nonaccrual loans and leases as a percentage of category	1.77	4.98	8.64	7.60	2.62
Gross charge-offs as a percentage of category:
Year-to-Date	1.99	5.37	5.29	8.85	2.89
Quarter-to-Date	.98	2.17	4.49	3.11	1.34

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2010

	As of / For the Period Ended September 30, 2010
	Total Outstandings	Nonaccrual as a Percentage of Outstandings	Gross Charge-Offs as a Percentage of Outstandings
Residential Mortgage Loans by State			Year-to-Date	Quarter-to-Date
	(Dollars in millions)
North Carolina	$4,051	1.67%	1.35%	.42%
Virginia	2,975	1.92	1.96	1.35
Florida	2,248	6.17	7.74	3.99
Maryland	1,629	1.95	2.58	.76
Georgia	1,564	2.73	3.52	1.89
South Carolina	1,533	2.72	2.85	1.32
Kentucky	403	1.42	.53	.22
West Virginia	340	1.32	.84	.64
Tennessee	301	2.10	1.32	.39
Texas	282	.52	.26	.14
Washington, D.C.	206	2.48	.77	.02
Alabama	192	2.03	3.74	.57
Other	860	3.19	2.87	.66

Total	$16,584	2.62%	2.89%	1.34%

Applicable ratios are annualized.

(1)	Excludes mortgage loans held for sale, covered loans, mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase and in process items.
(2)	Includes $345 million in loans originated by Lendmark Financial Services, which are disclosed as a part of the specialized lending category.
(3)	Weighted based on outstanding balance.

The residential mortgage loan portfolio, as presented in Table 5-2, totaled $16.6 billion as of September 30, 2010, an increase of $854 million compared to December 31, 2009. As a percentage of loans, residential mortgage loan nonaccruals were 2.62% at September 30, 2010, compared with 4.94% at December 31, 2009. The gross charge-off rate for the residential mortgage loan portfolio, on an annualized basis, was 1.34% for the third quarter of 2010 compared to 5.32% for the second quarter of 2010 and 1.79% for the full–year 2009. The higher charge-off ratio for the second quarter of 2010 was the result of the sale of $375 million in nonperforming residential mortgage loans, which resulted in charge-offs of $141 million, in connection with management’s nonperforming asset disposition strategy.

Table 5 – 3

Real Estate Lending Portfolio Credit Quality and Geographic Distribution

Direct Retail 1-4 Family and Lot/Land Real Estate Portfolio (1)

	As of / For the Period Ended September 30, 2010
Direct Retail 1-4 Family and Lot/Land Real Estate Loans & Lines	Residential Lot/Land Loans	Home Equity Loans	Home Equity Lines	Total
	(Dollars in millions, except average loan size)
Total loans outstanding	$1,454	$5,810	$5,595	$12,859

Average loan size (in thousands) (2)	61	43	36	41
Average refreshed credit score (3)	721	721	762	745

Percentage that are first mortgages	100%	75%	27%	57%
Average loan to value at origination	80	64	64	65

Nonaccrual loans and leases as a percentage of category	6.74	1.48	.47	1.64
Gross charge-offs as a percentage of category:
Year-to-Date	7.75	1.56	1.49	2.28
Quarter-to-Date	8.19	1.47	1.45	2.24

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2010

	As of / For the Period Ended September 30, 2010
	Total Outstandings	Nonaccrual as a Percentage of Outstandings	Gross Charge-Offs as a Percentage of Outstandings
Direct Retail 1-4 Family and Lot/Land Real Estate Loans and Lines By State of Origination			Year-to-Date	Quarter-to-Date
	(Dollars in millions)
North Carolina	$4,422	1.95%	2.13%	2.34%
Virginia	2,894	.87	1.34	1.22
South Carolina	1,235	2.21	2.47	2.57
Georgia	1,042	2.03	3.78	3.62
Maryland	814	.92	2.25	1.47
West Virginia	784	1.32	.99	.70
Florida	637	2.63	6.43	6.88
Kentucky	565	1.31	.66	.51
Tennessee	352	2.08	4.57	3.48
Washington, D.C.	84	.83	3.62	3.44
Other	30	1.01	1.00	1.83

Total	$12,859	1.64%	2.28%	2.24%

Applicable ratios are annualized.

(1)	Direct retail 1-4 family and lot/land real estate loans are originated through the Community Banking segment. Excludes covered loans and in process items.
(2)	Home equity lines without an outstanding balance are excluded from this calculation.
(3)	Based on number of accounts.

The direct retail consumer real estate loan portfolio, as presented in Table 5-3, totaled $12.9 billion as of September 30, 2010, a decrease of $504 million from December 31, 2009. This portfolio is comprised of residential lot/land loans, home equity loans and home equity lines, which are primarily originated through the Community Banking segment. As a percentage of loans, direct retail consumer real estate nonaccruals were 1.64% at September 30, 2010, compared to 1.44% at December 31, 2009. The gross charge-off rate for the direct retail consumer real estate loan portfolio, on an annualized basis, was 2.24% for the third quarter of 2010, compared to 2.28% for the second quarter of 2010 and 2.19% for the full–year 2009. The allowance for loan and lease losses that is assigned to the residential lot/land portfolio as a percentage of residential lot/land loans was 10.1% as of September 30, 2010 compared to 8.1% at December  31, 2009.

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated net income for the third quarter of 2010 totaled $219 million, an increase of $62 million, or 39.5%, compared to $157 million earned during the third quarter of 2009. Net income available to common shareholders totaled $210 million, which generated diluted earnings per common share of $.30 in the third quarter. Net income available to common shareholders for the same period of 2009 totaled $152 million, which generated diluted earnings per common share of $.23. BB&T’s results of operations for the third quarter of 2010 produced an annualized return on average assets of .56% and an annualized return on average common shareholders’ equity of 4.91%, compared to prior year ratios of .40% and 3.90%, respectively.

Consolidated net income for the first nine months of 2010 totaled $637 million, a decrease of $46 million, or 6.7%, compared to $683 million earned during the first nine months of 2009. Net income available to common shareholders totaled $608 million, which generated diluted earnings per common share of $.87. Net income available to common shareholders for the first nine months of 2009 totaled $544 million, which generated diluted earnings per common share of $.88. Earnings available to common shareholders for 2009 included a reduction of $124 million related to the U.S. Treasury’s preferred stock investment in BB&T. BB&T’s results of operations for the first nine months of 2010 produced an annualized return on average assets of .53% and an annualized return on average common shareholders’ equity of 4.84%, compared to prior year ratios of ..60% and 5.09%, respectively.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2010

The following table sets forth selected financial ratios for the last five calendar quarters.

Table 6

Annualized

Profitability Measures

	2010			2009
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Rate of return on:
Average assets	.56%	.56%	.48%	.47%	.40%
Average common shareholders’ equity	4.91	5.01	4.59	4.52	3.90
Net interest margin (taxable equivalent)	4.09	4.12	3.88	3.80	3.68

Net Interest Income and Net Interest Margin

Net interest income on a FTE basis was $1.3 billion for the third quarter of 2010, an increase of $80 million, or 6.3% compared to the same period in 2009. For the quarter ended September 30, 2010, average earning assets decreased $6.2 billion, or 4.5%, compared to the same period of 2009, while average interest-bearing liabilities decreased $7.2 billion, or 6.0%, and the net interest margin increased from 3.68% in the third quarter of 2009 to 4.09% in the current quarter. The improvement in net interest income and the net interest margin is due to the higher yield assets acquired in the Colonial acquisition and lower funding costs.

BB&T completed its quarterly assessment of cash flows on acquired loans and determined that the loans continue to outperform prior estimates. The combined assessments in the first three quarters of 2010 resulted in additional accretion on loans that is reflected in interest income. This increase results from improving expectations for cash flows on certain loan pools. The additional accretion recognized from the assessment is significantly offset by lower noninterest income due to the provisions of the FDIC loss sharing agreements.

For the first nine months of 2010, net interest income on an FTE basis was $4.1 billion, an increase of $478 million, or 13.2%, compared to $3.6 billion for the same period in 2009. For the nine months ended September 30, 2010, average earning assets increased $1.9 billion, or 1.4%, compared to the same period of 2009, while average interest-bearing liabilities increased $3.1 billion, or 2.7%, and the net interest margin increased 42 basis points from 3.61% in the first nine months of 2009 to 4.03% in the same period of 2010. The improvement in net interest income compared to the first nine months of 2009 was caused by the same factors as for the quarter.

The following tables set forth the major components of net interest income and the related annualized yields and rates for the third quarter and first nine months of 2010 compared to the same periods in 2009, as well as the variances between the periods caused by changes in interest rates versus changes in volumes. Changes attributable to the mix of assets and liabilities have been allocated proportionally between the changes due to rate and the changes due to volume.

Table 7 – 1

FTE Net Interest Income and Rate / Volume Analysis

For the Three Months Ended September 30, 2010 and 2009

	Average Balances		Annualized Yield / Rate		Income/Expense		Increase (Decrease)	Change due to
	2010	2009	2010	2009	2010	2009		Rate	Volume
	(Dollars in millions)
Assets
Securities, at amortized cost (1):
U.S. government-sponsored entities (GSE)	$54	$1,180	4.65%	3.75%	$—	$12	$(12)	$1	$(13)
Mortgage-backed securities issued by GSE	18,636	25,892	3.22	3.97	150	256	(106)	(42)	(64)
States and political subdivisions	2,019	2,190	5.55	5.52	29	31	(2)	—	(2)
Non-agency mortgage-backed securities	1,152	1,411	5.90	5.81	17	20	(3)	1	(4)
Other securities	209	252	2.74	2.75	1	2	(1)	(1)	—
Covered securities	1,207	586	7.61	11.46	23	17	6	(6)	12

Total securities	23,277	31,511	3.78	4.28	220	338	(118)	(47)	(71)
Other earning assets (2)	2,951	2,331	.54	.77	6	4	2	(2)	4
Loans and leases, net of unearned income (1)(3)(4):
Commercial loans and leases	48,620	49,916	4.22	4.29	517	540	(23)	(9)	(14)
Direct retail loans	13,867	14,507	5.26	5.43	184	199	(15)	(6)	(9)
Sales finance loans	6,906	6,528	5.73	6.49	100	107	(7)	(13)	6
Revolving credit loans	2,048	1,886	8.64	9.44	44	45	(1)	(4)	3
Mortgage loans	15,828	15,515	5.39	5.72	213	222	(9)	(13)	4
Specialized lending	8,046	7,542	11.33	11.15	229	211	18	3	15
Other acquired loans	73	75	18.97	10.46	3	2	1	1	—

Total loans and leases held for investment (excluding covered loans)	95,388	95,969	5.38	5.49	1,290	1,326	(36)	(41)	5
Covered loans	6,957	4,380	14.72	6.45	258	71	187	128	59

Total loans and leases held for investment	102,345	100,349	6.01	5.53	1,548	1,397	151	87	64
Loans held for sale	2,410	2,985	3.56	4.94	22	37	(15)	(9)	(6)

Total loans and leases	104,755	103,334	5.96	5.52	1,570	1,434	136	78	58
Total earning assets	130,983	137,176	5.45	5.15	1,796	1,776	20	29	(9)

Non-earning assets	24,683	20,275

Total assets	$155,666	$157,451

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$3,482	$2,762	.29	.42	3	3	—	(1)	1
Other client deposits	50,458	47,046	.62	.86	79	102	(23)	(30)	7
Client certificates of deposit	25,875	29,152	2.02	2.41	132	177	(45)	(27)	(18)
Other interest-bearing deposits	3,591	10,961	1.18	1.05	11	29	(18)	4	(22)

Total interest-bearing deposits	83,406	89,921	1.07	1.37	225	311	(86)	(54)	(32)
Federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds (1)	7,355	9,964	.32	.48	6	12	(6)	(3)	(3)
Long-term debt	21,833	19,867	3.98	3.73	218	186	32	13	19

Total interest-bearing liabilities	112,594	119,752	1.58	1.69	449	509	(60)	(44)	(16)

Noninterest-bearing deposits	20,099	17,389
Other liabilities	5,938	4,773
Shareholders’ equity	17,035	15,537

Total liabilities and shareholders’ equity	$155,666	$157,451

Average interest rate spread			3.87	3.46
Net interest margin/ net interest income			4.09%	3.68%	$1,347	$1,267	$80	$73	$7

Taxable equivalent adjustment					$33	$30

(1)	Yields are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, trading securities, FHLB stock and other earning assets.
(3)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4)	Nonaccrual loans have been included in the average balances.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2010

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2010

Table 7 – 2

FTE Net Interest Income and Rate / Volume Analysis

For the Nine Months Ended September 30, 2010 and 2009

	Average Balances		Annualized Yield / Rate		Income/Expense		Increase (Decrease)	Change due to
	2010	2009	2010	2009	2010	2009		Rate	Volume
	(Dollars in millions)
Assets
Securities, at amortized cost (1):
U.S. government-sponsored entities (GSE)	$742	$1,144	3.65%	4.02%	$20	$35	$(15)	$(4)	$(11)
Mortgage-backed securities issued by GSE	22,729	25,111	3.64	4.23	621	797	(176)	(105)	(71)
States and political subdivisions	2,067	2,243	5.46	5.75	85	97	(12)	(5)	(7)
Non-agency mortgage-backed securities	1,225	1,477	5.85	5.82	54	64	(10)	1	(11)
Other securities	201	339	2.44	3.93	3	10	(7)	(4)	(3)
Covered securities	1,192	197	10.27	11.33	92	17	75	(2)	77

Total securities	28,156	30,511	4.14	4.46	875	1,020	(145)	(119)	(26)
Other earning assets (2)	2,913	2,169	.55	.88	13	14	(1)	(6)	5
Loans and leases, net of unearned income (1)(3)(4):
Commercial loans and leases	49,024	50,294	4.22	4.21	1,549	1,585	(36)	4	(40)
Direct retail loans	14,008	14,849	5.31	5.50	556	611	(55)	(21)	(34)
Sales finance loans	6,682	6,391	6.00	6.47	300	310	(10)	(23)	13
Revolving credit loans	2,013	1,819	8.79	9.59	132	131	1	(11)	12
Mortgage loans	15,625	16,088	5.47	5.79	641	698	(57)	(38)	(19)
Specialized lending	7,725	7,009	11.44	11.57	661	607	54	(7)	61
Other acquired loans	93	25	13.58	10.46	9	2	7	1	6

Total loans and leases held for investment (excluding covered loans)	95,170	96,475	5.40	5.46	3,848	3,944	(96)	(95)	(1)
Covered loans	7,251	1,476	12.20	6.45	662	71	591	110	481

Total loans and leases held for investment	102,421	97,951	5.89	5.48	4,510	4,015	495	15	480
Loans held for sale	1,975	2,941	4.23	4.80	63	106	(43)	(11)	(32)

Total loans and leases	104,396	100,892	5.85	5.46	4,573	4,121	452	4	448
Total earning assets	135,465	133,572	5.38	5.15	5,461	5,155	306	(121)	427

Non-earning assets	24,258	18,397

Total assets	$159,723	$151,969

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$3,710	$2,632	.32	.37	9	7	2	(1)	3
Other client deposits	50,787	43,248	.66	.90	250	292	(42)	(86)	44
Client certificates of deposit	28,466	27,402	2.01	2.84	428	582	(154)	(176)	22
Other interest-bearing deposits	4,899	9,744	1.03	1.31	38	96	(58)	(18)	(40)

Total interest-bearing deposits	87,862	83,026	1.10	1.57	725	977	(252)	(281)	29
Federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds (1)	8,879	13,808	.28	.54	19	55	(36)	(21)	(15)
Long-term debt	21,573	18,362	3.91	3.74	631	515	116	24	92

Total interest-bearing liabilities	118,314	115,196	1.55	1.79	1,375	1,547	(172)	(278)	106

Noninterest-bearing deposits	19,309	15,566
Other liabilities	5,236	5,001
Shareholders’ equity	16,864	16,206

Total liabilities and shareholders’ equity	$159,723	$151,969

Average interest rate spread			3.83	3.36
Net interest margin/ net interest income			4.03%	3.61%	$4,086	$3,608	$478	$157	$321

Taxable equivalent adjustment					$98	$87

(1)	Yields are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, trading securities, FHLB stock and other earning assets.
(3)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4)	Nonaccrual loans have been included in the average balances.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2010

Provision for Credit Losses

The provision for credit losses totaled $770 million for the third quarter of 2010 (including $27 million in provision for covered loans), compared to $709 million for the third quarter of 2009. The provision for credit losses totaled $2.0 billion for the first nine months of 2010 (including $44 million for covered loans), compared to $2.1 billion for the same period in 2009. Net charge-offs exceeded the provision for credit losses by $103 million for the three month period ended September 30, 2010, making this the first quarter since the recession began with no allowance build. Nonperforming assets declined 4.2% compared to June 30, 2010 due to the Company’s nonperforming asset disposition strategy.

Net charge-offs were 3.31% of average loans and leases on an annualized basis (or 3.54% excluding covered loans) for the third quarter of 2010 compared to 1.71% of average loans and leases (or 1.79% excluding covered loans) for the same period in 2009. Excluding the $432 million in net charge-offs and the related loan balances associated with the nonperforming asset disposition strategy, net core charge-offs were 1.80% for the third quarter of 2010. Net charge-offs were 2.55% of average loans and leases on an annualized basis (or 2.74% excluding covered loans) for the first nine months of 2010 compared to 1.70% of average loans and leases (or 1.73% excluding covered loans) for the corresponding period in 2009. Net charge-offs for the third quarter and first nine months of 2010 include $432 million and $580 million, respectively, related to the nonperforming asset disposition strategy. The allowance for loan and lease losses was 2.56% of loans and leases held for investment (or 2.69% excluding covered loans) and 1.32x total nonperforming loans and leases held for investment (or 1.30x excluding covered loans) at September 30, 2010, compared with .93x at September 30, 2009. The significant improvement in the allowance coverage ratio reflects the movement of nonperforming loans to held for sale. Upon transfer, the loans were marked to the lower of cost or market.

Noninterest Income

BB&T emphasizes growing its fee-based businesses to lessen dependence on traditional spread-based interest income. Fee-based businesses are a relatively stable revenue source during periods of changing interest rates. Noninterest income for the three months ended September 30, 2010 totaled $1.1 billion, compared to $940 million for the same period in 2009, an increase of $170 million, or 18.1%. The increase in noninterest income for the quarter was largely driven by additional securities gains and mortgage banking income, which were up $208 million and $40 million, respectively, compared to the third quarter of last year. These increases were partially offset by a reduction of $46 million in noninterest income to reflect the reduction in expected receivables from the FDIC due to better than expected performance from covered loans and a $33 million decline in service charges on deposits.

Noninterest income for the nine months ended September 30, 2010 totaled $3.0 billion, a 1.0% increase compared to the same period of 2009. The slight increase in noninterest income was due to an increase in securities gains offset by lower revenues from BB&T’s mortgage banking operations and the reduction in fee income to reflect the reduction in expected receivables from the FDIC caused by improved loss expectations on covered loans.

Insurance commissions, which are BB&T’s largest source of noninterest income, totaled $252 million for the third quarter of 2010, which was down slightly compared to the same three-month period of 2009. For the first nine months of 2010, insurance income totaled $792 million, a slight increase compared to the same period last year. This reflected the continued softness in the industry’s pricing for insurance premiums.

Service charges on deposit accounts totaled $147 million in the third quarter of 2010, a decrease of 18.3% compared to the same quarter of 2009. For the first nine months of 2010, service charges on deposits totaled $475 million, a 5.8% decline compared to the same period in 2009. The decrease in service charges was primarily due to changes to BB&T’s overdraft policies, which were implemented during the second and third quarters of 2010. Management expects service charge revenue to decrease in the near term due to changes in deposit service fees and regulatory reforms. Over the longer-term, product changes and service offerings are expected to minimize or eliminate many of the near-term declines.

Checkcard fees and other nondeposit fees and commissions increased 18.6% and 25.4%, respectively, compared to the third quarter of 2009. For the first nine months of 2010, checkcard fees and other nondeposit fees and commissions increased 21.8% and 22.4%, respectively, compared to the same period in 2009. The increase in checkcard fees was primarily due to increased usage by new and existing clients, while the growth in other nondeposit fees and commissions was primarily the result of increased commercial lending-related revenues.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2010

Mortgage banking income totaled $184 million in the third quarter of 2010, an increase of $40 million or 27.8% compared to $144 million earned in the third quarter of 2009. This increase includes an increase of $18 million due to the net impact of changes in the fair value of BB&T’s residential mortgage servicing rights portfolio and related derivative hedging strategy and growth of $11 million in commercial mortgage banking revenues.

The following table provides a breakdown of the various components of mortgage banking income and other statistical information for the third quarters of 2010 and 2009:

Table 8 – 1

Mortgage Banking Income and Related Statistical Information

	For the Three Months Ended September 30,
Mortgage Banking Income	2010	2009
	(Dollars in millions)
Residential Mortgage Banking:
Residential mortgage production income	$113	$106
Residential Mortgage Servicing:
Residential mortgage servicing fees	57	48
Residential mortgage servicing rights decrease in fair value due to change in valuation inputs or assumptions (1)	(101)	(59)
Mortgage servicing rights hedging gains	132	72

Net	31	13
Realization of expected residential mortgage servicing rights cash flows	(35)	(30)

Total residential mortgage servicing income	53	31

Total residential mortgage banking income	166	137

Commercial Mortgage Banking:
Commercial mortgage banking revenues	22	11
Amortization of commercial mortgage servicing rights	(4)	(4)

Total commercial mortgage banking income	18	7

Total mortgage banking income	$184	$144

	As of / For the Three Months Ended September 30,
Mortgage Banking Statistical Information	2010	2009
	(Dollars in millions)
Residential mortgage originations	$6,656	$6,899
Residential mortgage loans serviced for others	60,189	52,126
Residential mortgage loan sales	4,447	7,556

Commercial mortgage originations	913	507
Commercial mortgage loans serviced for others	23,757	24,798

(1)	Includes a $1 million decrease due to a valuation adjustment for MSRs carried at the lower of cost or market during the third quarter of 2010.

Mortgage banking income totaled $383 million in the first nine months of 2010, a decrease of $133 million or 25.8%, compared to $516 million earned in the first nine months of 2009. This decrease includes a $147 million decline in residential mortgage production income due to lower refinance activity in 2010 and a decrease of $22 million due to the net impact of changes in the fair value of residential mortgage servicing rights and related derivative hedging strategy. These declines are partially offset by a $33 million increase in residential mortgage servicing fees.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2010

The following table provides a breakdown of the various components of mortgage banking income and other statistical information for the nine month periods ended September 30, 2010 and 2009, respectively:

Table 8 – 2

Mortgage Banking Income and Related Statistical Information

	For the Nine Months Ended September 30,
Mortgage Banking Income	2010	2009
	(Dollars in millions)
Residential Mortgage Banking:
Residential mortgage production income	$228	$375
Residential Mortgage Servicing:
Residential mortgage servicing fees	168	135
Residential mortgage servicing rights (decrease) increase in fair value due to change in valuation inputs or assumptions (1)	(330)	32
Mortgage servicing rights hedging gains	372	32

Net	42	64
Realization of expected residential mortgage servicing rights cash flows	(97)	(94)

Total residential mortgage servicing income	113	105

Total residential mortgage banking income	341	480

Commercial Mortgage Banking:
Commercial mortgage banking revenues	55	49
Amortization of commercial mortgage servicing rights	(13)	(13)

Total commercial mortgage banking income	42	36

Total mortgage banking income	$383	$516

	As of /For the Nine Months Ended September 30,
Mortgage Banking Statistical Information	2010	2009
	(Dollars in millions)
Residential mortgage originations	$16,460	$22,856
Residential mortgage loan sales	13,119	21,074

Commercial mortgage originations	1,821	1,803

(1)	Includes a $3 million decrease due to a valuation adjustment for MSRs carried at the lower of cost or market during the nine months ended September 30, 2010.

Securities gains, net of losses and including other-than-temporary impairment charges, totaled $239 million and $455 million for the third quarter and first nine months of 2010, respectively. This compares to $31 million and $200 million in net securities gains during the third quarter and first nine months of 2009, respectively. The net securities gains during 2010 were largely generated with the balance sheet deleverage strategy executed in the second quarter and the decision to shorten investment duration executed in the third quarter.

Income from the FDIC loss share receivable primarily reflects changes to the amounts expected to be recovered under the FDIC loss sharing agreements. During the third quarter and first nine months of 2010, the covered loans experienced better performance than originally anticipated resulting in additional interest income. A significant portion of that increase, or $65 million and $152 million, respectively, was recorded as a reduction in noninterest income. These decreases in income were partially offset by increases of $22 million and $36 million, respectively, which reflected approximately 80% of the provision for credit losses recorded on covered loans.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2010

Other noninterest income, including investment banking and brokerage fees and commissions, income from bank-owned life insurance, trust and investment advisory revenues and bankcard fees and merchant discounts totaled $187 million during the third quarter of 2010, compared with $210 million for the same period of 2009. Other income declined $28 million for losses and write-downs related to commercial nonperforming loans held for sale and $10 million due to market-related decreases in trading assets for post-employment benefits that is offset by a similar decline in personnel expense. These declines were partially offset by increases of $6 million, $4 million and $4 million for income from bank-owned life insurance, trust and investment advisory revenues, and bankcard fees and merchant discounts, respectively.

For the first nine months of 2010, other income, including investment banking and brokerage fees and commissions, income from bank-owned life insurance, trust and investment advisory revenues and bankcard fees and merchant discounts totaled $601 million, which was down $23 million, or 3.7%, compared to the first nine months of 2009. Results included increases of $20 million, $16 million and $15 million for income from bank-owned life insurance, trust and investment advisory revenues and bankcard fees and merchant discounts, which were offset by declines of $25 million resulting from lower revenues and higher realized and unrealized losses related to client derivatives, $17 million in market-related decreases in trading assets for post-employment benefits, as well as the $28 million for losses and write-downs of sales of commercial nonperforming loans mentioned above.

Noninterest Expense

Noninterest expenses totaled $1.4 billion for the third quarter of 2010, compared to $1.3 billion for the same period a year ago, an increase of $88 million, or 6.7%. Noninterest expenses totaled $4.2 billion for the first nine months of 2010, compared to $3.6 billion for the same period a year ago, an increase of $679 million, or 19.0%. The increases in noninterest expense include the acquisition of Colonial.

Personnel expense, the largest component of noninterest expense, was $642 million for the current quarter compared to $644 million for the same period in 2009. BB&T reduced full time equivalent employees by 1,490 compared to September 30, 2009. Pension expense declined $12 million due to changes in actuarial calculations and improvements in asset values, and other post-employment benefits expense decreased $10 million as mentioned above. Incentive compensation also declined $10 million. These declines were partially offset by a $28 million increase in salaries and wages primarily resulting from acquisitions. For the first nine months of 2010, personnel expense totaled $1.9 billion, an increase of $70 million, or 3.7%, compared to the same period in 2009. This increase was due to increases in salaries and wages of $112 million primarily resulting from acquisitions. The increase in salaries and wages was partially offset by a decline in pension expense of $41 million in the first nine months of 2010 compared to the same period of 2009 due to changes in actuarial calculations and improvements in asset values.

Foreclosed property expenses for the three months ended September 30, 2010 totaled $167 million compared to $118 million for the third quarter of 2009. For the first nine months of 2010, foreclosed property expenses totaled $585 million, compared to $214 million for the first nine months of 2009. The increase in 2010 was largely due to rising maintenance costs, valuation adjustments and sales of foreclosed property. BB&T recorded $127 million of write-downs and net losses on sales of foreclosed property during the third quarter of 2010, an increase of $38 million compared to the same period of 2009. The increase in write-downs and net losses reflects a higher inventory of foreclosed properties in 2010 and the Company’s nonperforming asset disposition strategy. Maintenance costs on foreclosed properties increased by $11 million in the third quarter of 2010 compared to the same period in 2009, also a result of a higher inventory of foreclosed properties. For the first nine months of 2010, maintenance costs on foreclosed property and valuation adjustments and losses from sales of properties increased $54 million and $317 million, respectively, compared to the same period of 2009.

Occupancy and equipment expense for the three months ended September 30, 2010 totaled $157 million, compared to $149 million for the third quarter of 2009, representing an increase of $8 million, or 5.4%. For the first nine months of 2010, occupancy and equipment expense totaled $453 million, compared to $406 million for the first nine months of 2009, representing an increase of $47 million, or 11.6%. The increases in 2010 compared to the corresponding periods of 2009 were primarily related to additional rent in connection with the Colonial acquisition and higher amortization expense for certain leasehold improvements. The increase for the first nine months of 2010 was partially offset by an adjustment of $16 million pretax related to a change in estimated occupancy expense associated with properties acquired from the FDIC in the Colonial acquisition in the first quarter of 2010.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2010

Other noninterest expenses, including professional services, regulatory charges, loan processing expenses, amortization of intangibles and merger-related and restructuring charges, totaled $442 million for the current quarter, an increase of $33 million, or 8.1%, compared to the same period of 2009. The increase was partially due to increases of $17 million in regulatory charges due to deposit and supervisory-related costs. Professional services expense and loan processing expense were also up $16 million and $15 million, respectively. The third quarter of 2009 included an accrual of approximately $25 million for a contingency reserve.

For the first nine months of 2010, other noninterest expenses totaled $1.3 billion, an increase of $191 million, or 17.6%, compared to the same period of 2009. This increase included increases of $57 million in professional services expense, $34 million in loan processing expense and $20 million in data processing software expense. The increase in loan processing expenses includes $14 million of additional expenses for potential losses on future repurchases from our investor-owned servicing portfolio. BB&T has experienced an increase in repurchase activity in 2010, with $54 million of loan repurchases in the first nine months of 2010 compared to $33 million for the full year 2009. However, these levels of repurchase activity are modest compared to the industry. Also, merger-related expense increased by $36 million due to the Colonial acquisition. In addition to the $25 million accrual listed above, the first nine months of 2009 included a special FDIC assessment of $68 million and gains of $41 million on extinguishment of debt.

Merger-Related and Restructuring Activities

BB&T has incurred certain merger-related and restructuring expenses. Merger-related and restructuring expenses or credits include: severance and personnel-related costs or credits, which typically occur in corporate support and data processing functions; occupancy and equipment charges or credits, which relate to costs or gains associated with lease terminations, obsolete equipment write-offs, and the sale of duplicate facilities and equipment; and other merger-related and restructuring charges or credits, which include expenses necessary to convert and combine the acquired branches and operations of merged companies, direct media advertising related to the acquisitions, asset and supply inventory write-offs, investment banking advisory fees, and other similar charges. Merger-related and restructuring charges during the third quarters of 2010 and 2009 were $10 million and $18 million, respectively. For the first nine months of 2010 and 2009, merger-related and restructuring charges totaled $65 million and $29 million, respectively. The merger-related and restructuring charges incurred were largely a result of the Colonial acquisition.

At September 30, 2010 and December 31, 2009, there were $15 million of merger-related and restructuring accruals. Merger-related and restructuring accruals are established when the costs are incurred or once all requirements for a plan to dispose of certain business functions have been approved by management. In general, a major portion of accrued costs are utilized in conjunction with or immediately following the systems conversion, when most of the duplicate positions are eliminated and the terminated employees begin to receive severance. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger and restructuring accruals are re-evaluated periodically and adjusted as necessary.

Provision for Income Taxes

The provision for income taxes was $27 million for the third quarter of 2010 compared to a tax benefit of $9 million for the same period of 2009. BB&T recognized a tax benefit of $12 million in the third quarter of 2009 related to certain leveraged lease transactions. BB&T’s effective income tax rate for the third quarter of 2010 was 11.0%. For the first nine months of 2010, the provision for income taxes was $100 million, a decrease of $46 million compared to the same period of 2009, primarily due to lower pre-tax income. BB&T’s effective income tax rates for the first nine months of 2010 and 2009 were 13.6% and 17.6%, respectively. The lower effective tax rate is primarily the result of an increase in tax credits.

BB&T has extended credit to and invested in the obligations of states and municipalities and their agencies, and has made other investments and loans that produce tax-exempt income. The income generated from these investments, together with certain other transactions that have favorable tax treatment, have reduced BB&T’s overall effective tax rate from the statutory rate in 2010 and 2009.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2010

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

Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties, and are not a measure of financial risk. As of September 30, 2010, BB&T had derivative financial instruments outstanding with notional amounts totaling $67.2 billion. The estimated net fair value of open contracts was $277 million at September 30, 2010.

See Note 15 “Derivative Financial Instruments” in the “Notes to Consolidated Financial Statements” herein for additional disclosures.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2010

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

Table 9 – 1

Interest Sensitivity Simulation Analysis

Interest Rate Scenario			Annualized Hypothetical Percentage Change in Net Interest Income
Linear Change in Prime Rate	Prime Rate
	September 30,		September 30,
	2010	2009	2010	2009
2.00%	5.25%	5.25%	2.88%	2.13%
1.00	4.25	4.25	1.12	.69
No Change	3.25	3.25	—	—
(0.25)	3.00	3.00	(.27)	.39

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2010

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

Table 9 – 2

Economic Value of Equity (“EVE”) Simulation Analysis

	EVE/Assets		Hypothetical Percentage Change in EVE
Change in Rates	September 30,		September 30,
	2010	2009	2010	2009
2.00%	7.9%	7.0%	25.3%	1.0%
1.00	7.2	7.0	14.2	1.5
No Change	6.3	6.9	—	—
(0.25)	6.0	6.9	(4.8)	(1.1)

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

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2010

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

As of September 30, 2010, federal bank regulators did not prescribe measures of tangible capital and, therefore, these measures were considered non-GAAP. BB&T uses the Tier 1 common equity definition used in the SCAP assessment to calculate measures of tangible capital and Tier 1 common capital. BB&T’s management uses these measures to assess the quality of capital and believes that investors may find them useful in their analysis of the Corporation. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies. Please refer to the section titled “Capital” in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional information with regard to BB&T’s capital requirements.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2010

BB&T’s regulatory and tangible capital ratios for the last five calendar quarters are set forth in the following table. The improvement in BB&T’s tangible common equity between the first and second quarters of 2010 was largely a result of the balance sheet deleverage actions previously discussed.

Table 10

Capital Ratios (1)

	2010			2009
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
	(Dollars in millions, shares in thousands)
Risk-based:
Tier 1	11.7%	11.7%	11.6%	11.5%	11.1%
Total	15.7	15.8	15.9	15.8	15.6
Leverage capital	9.3	8.9	8.7	8.5	8.5

Non-GAAP capital measures (2)
Tangible common equity as a percentage of tangible assets	7.0	7.0	6.4	6.2	6.1
Tier 1 common equity as a percentage of risk-weighted assets	9.0	8.9	8.6	8.5	8.4

Calculations of Tier 1 common equity and tangible assets and related measures:
Tier 1 equity	$13,828	$13,594	$13,657	$13,456	$12,851
Less:
Qualifying restricted core capital elements	3,255	3,254	3,508	3,497	3,157

Tier 1 common equity	$10,573	$10,340	$10,149	$9,959	$9,694

Total assets	$157,230	$155,083	$163,700	$165,764	$165,328
Less:
Intangible assets, net of deferred taxes	6,419	6,502	6,519	6,553	6,695
Plus:
Regulatory adjustments, net of deferred taxes	207	187	493	806	712

Tangible assets	$151,018	$148,768	$157,674	$160,017	$159,345

Total risk-weighted assets (3)	$117,765	$116,073	$117,410	$117,167	$115,608

Tangible common equity as a percentage of tangible assets	7.0%	7.0%	6.4%	6.2%	6.1%
Tier 1 common equity as a percentage of risk-weighted assets	9.0	8.9	8.6	8.5	8.4
Tier 1 common equity	$10,573	$10,340	$10,149	$9,959	$9,694
Outstanding shares at end of period	693,560	692,777	691,869	689,750	687,446

Tangible book value per common share	$15.25	$14.93	$14.67	$14.44	$14.10

(1)	Current quarter regulatory capital information is preliminary.
(2)	Tangible common equity and Tier 1 common equity ratios are non-GAAP measures. BB&T uses the Tier 1 common equity definition used in the SCAP assessment to calculate these ratios. BB&T’s management uses these measures to assess the quality of capital and believes that investors may find them useful in their analysis of the Corporation. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies.
(3)	Risk-weighted assets are determined based on regulatory capital requirements. Under the regulatory framework for determining risk-weighted assets each asset class is assigned a risk-weighting of 0%, 20%, 50% or 100% based on the underlying risk of the specific asset class. In addition, off balance sheet exposures are first converted to a balance sheet equivalent amount and subsequently assigned to one of the four risk-weightings.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2010

Share Repurchase Activity

BB&T has periodically repurchased shares of its own common stock. In accordance with North Carolina law, repurchased shares cannot be held as treasury stock, but revert to the status of authorized and unissued shares upon repurchase.

On June 27, 2006, BB&T’s Board of Directors granted authority under a plan (the “2006 Plan”) for the repurchase of up to 50 million shares of BB&T’s common stock as needed for general corporate purposes. The 2006 Plan also authorizes the repurchase of the remaining shares from the previous authorization. The 2006 Plan remains in effect until all the authorized shares are repurchased unless modified by the Board of Directors. No shares were repurchased in connection with the 2006 Plan during 2010.

Table 11

Share Repurchase Activity

	2010
	Total Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Shares Purchased Pursuant to Publicly-Announced Plan	Maximum Remaining Number of Shares Available for Repurchase Pursuant to Publicly-Announced Plan
	(Shares in Thousands)
July 1-31	14	$27.28	—	44,139
August 1-31	5	23.94	—	44,139
September 1-30	81	24.01	—	44,139

Total	100	$24.45	—	44,139

(1)	Repurchases reflect shares exchanged or surrendered in connection with the exercise of equity-based awards under BB&T’s equity-based compensation plans.
(2)	Excludes commissions.

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

On November 1, 2010, Moody’s concluded a review regarding the likelihood of systemic support for BB&T by removing support from its long-term bank-level debt and deposit ratings, which were lowered by one notch to Aa3 from Aa2 for deposits, and to A1 from Aa3 for subordinated debt. The one notch of support had been in place since Spring 2009. Following the downgrade, Moody’s placed all of BB&T’s long-term ratings on review for possible downgrade. That action was unrelated to the removal of systemic support and instead reflected Moody’s view of BB&T’s standalone intrinsic credit profile. Among others, the ratings being reviewed include BB&T’s A1 senior holding company debt rating, and Branch Bank’s B bank financial strength rating (BFSR) and Aa3 long-term deposit rating. BB&T’s Prime-1 rating at both the bank and holding company were affirmed by Moody’s and are not on review. In the event that the current review concludes with a downgrade of BB&T, a one-notch downgrade is most likely based on comments by Moody’s. Nonetheless, BB&T and Branch Bank will remain comparatively highly-rated, particularly among Southeastern and large regional bank peers.

On October 22, 2010, Fitch, Inc. announced that the government support ratings for BB&T’s banking subsidiaries were placed on negative watch along with a number of other large U.S. banks as a result of initial interpretations of the Dodd-Frank Act and its implications on systemically important financial institutions. However, the current issuer ratings for BB&T and its banking subsidiaries are above the level of government support and should be unaffected by any revision to the government support rating.

It is unclear whether BB&T’s other primary rating agencies will respond in a similar way.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2010

SEGMENT RESULTS

BB&T’s operations are divided into seven reportable business segments: Community Banking, Residential Mortgage Banking, Sales Finance, Specialized Lending, Insurance Services, Financial Services and Treasury. These operating segments have been identified based primarily on BB&T’s organizational structure. See Note 17 “Operating Segments” in the “Notes to the Consolidated Financial Statements” contained herein for additional disclosures related to BB&T’s reportable business segments. Fluctuations in noninterest income and noninterest expense incurred directly by the operating segments are more fully described in the sections titled “Noninterest Income” and “Noninterest Expense” of this discussion and analysis. The following table reflects the net income (loss) for each of BB&T’s operating segments for the nine month periods ended September 30, 2010 and 2009, respectively.

Table 12

BB&T Corporation

Net Income by Reportable Segments

	For the Nine Months Ended
	September 30, 2010	September 30, 2009
	(Dollars in millions)
Community Banking	$153	$451
Residential Mortgage Banking	(38)	195
Sales Finance	29	(12)
Specialized Lending	159	22
Insurance Services	85	91
Financial Services	104	108
Treasury	183	240
All Other Segments	28	(2)
Parent/Reconciling Items	(66)	(410)

BB&T Corporation	$637	$683

The $298 million decrease in net income attributable to the Community Banking segment was primarily due to an increase in noninterest expense of $463 million related primarily to higher foreclosed property expenses and a $138 million decline in intersegment net referral fees mainly related to a reduction in mortgage loan referral income. These unfavorable impacts were partially offset by a $246 million increase in net interest income driven by the reduction in cost of funds for deposits mainly attributable to the market decline in interest rates and the favorable mix change in deposits to higher levels of transaction accounts. The Community Banking segment experienced a $77 million increase in economic provision for loan losses.

The $233 million decrease in net income attributable to the Residential Mortgage Banking segment was due primarily to a decrease of $135 million in noninterest income due to record residential mortgage production revenues achieved in the first nine months of 2009, as well as a $210 million increase in the economic provision for loan and lease losses.

The $41 million and $137 million increases in net income attributable to Sales Finance and Specialized Lending, respectively, were primarily driven by increased net interest income and lower provision for loan and lease loss expenses related to strong improvements in overall credit performance in these portfolios. Specialized Lending’s increase in net interest income was driven by strong growth in consumer and automobile lending lines of business.

The $57 million decrease in net income attributable to the Treasury segment was primarily a result of lower interest income due to the decrease in yields earned in the Bank’s security portfolio and a reduced need for liability funding provided by Treasury offset by the realized gains on security sales on a comparable year to date basis.

The substantial majority of the loan portfolio acquired in the Colonial acquisition is covered by the loss sharing agreements with the FDIC, and is managed outside of the Community Banking segment. The assets and related interest income from the portfolio are included in the Parent/Reconciling Items segment. The $344 million increase related to Parent/Reconciling Items is largely due to increased net interest income and intersegment noninterest income and decreased provision for loan and lease losses. This is partially offset by an increase in noninterest expense.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, and changes among the bank regulatory agencies. Many of these provisions are subject to further study, rule making, and the discretion of regulatory bodies, such as the Financial Stability Oversight Council, which will regulate the systemic risk of the financial system. Due to BB&T’s size, the Company will be designated as “systemically significant” to the financial health of the U.S. economy and, as a result, may be subject to additional regulations. We cannot predict the effect that compliance with the Dodd-Frank Act or any implementing regulations will have on BB&T’s businesses or its ability to pursue future business opportunities. Additional regulations resulting from the Dodd-Frank Act may materially adversely affect BB&T’s business, financial condition or results of operations. In addition, Moody’s Investors Service and Fitch, Inc. have announced that the ratings of a number of large U.S. Banks may be negatively affected because the passage of the Dodd-Frank Act makes it less likely that the government would step in to rescue a troubled bank. It is unclear whether BB&T’s other primary rating agencies would respond in a similar way. BB&T’s credit ratings are important to its liquidity. A reduction in BB&T’s credit ratings could adversely affect BB&T’s liquidity and competitive position, increase its borrowing costs, limit its access to the capital markets or trigger unfavorable contractual obligations.

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

BB&T CORPORATION (Registrant)

Date: November 9, 2010	By:	/S/ DARYL N. BIBLE
Daryl N. Bible, Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2010	By:	/S/ CYNTHIA B. POWELL
Cynthia B. Powell, Executive Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location
11	Statement re: Computation of Earnings Per Share.	Filed herewith as Note 16.

12†	Statement re: Computation of Ratios.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS*	XBRL Instance Document.	Filed herewith.

101.SCH*	XBRL Taxonomy Extension Schema.	Filed herewith.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

101.DEF*	XBRL Taxonomy Definition Linkbase.	Filed herewith.

*	As provided in Rule 406T of Regulation S-T, this information will be furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
†	Exhibit filed with the Securities and Exchange Commission and available upon request.