Form 10-Q
period 2011-03-31
BB&T CORP
filed 2011-05-06
CIK 92230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2011

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

At April 30, 2011, 696,467,219 shares of the Registrant’s common stock, $5 par value, were outstanding.

BB&T CORPORATION

FORM 10-Q

March 31, 2011

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share data, shares in thousands)

	March 31, 2011	December 31, 2010
Assets
Cash and due from banks	$1,030	$1,127
Interest-bearing deposits with banks	865	931
Federal funds sold and securities purchased under resale agreements or similar arrangements	305	327
Segregated cash due from banks	153	309
Trading securities at fair value	730	633
Securities available for sale at fair value ($1,654 and $1,539 covered by FDIC loss share at March 31, 2011 and December 31, 2010, respectively)	17,887	23,169
Securities held to maturity ($8,365 fair value at March 31, 2011)	8,333	—
Loans held for sale ($2,109 and $3,176 at fair value at March 31, 2011 and December 31, 2010, respectively)	2,312	3,697
Loans and leases ($5,803 and $6,194 covered by FDIC loss share at March 31, 2011 and December 31, 2010, respectively)	102,575	103,567
Allowance for loan and lease losses	(2,641)	(2,708)

Loans and leases, net of allowance for loan and lease losses	99,934	100,859

FDIC loss share receivable	1,580	1,922
Premises and equipment	1,830	1,840
Goodwill	6,014	6,008
Core deposit and other intangible assets	483	508
Residential mortgage servicing rights at fair value	928	830
Other assets ($401 and $360 of foreclosed property and other assets covered by FDIC loss share at March 31, 2011 and December 31, 2010, respectively)	14,655	14,921

Total assets	$157,039	$157,081

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$21,864	$20,637
Interest-bearing deposits	85,049	86,576

Total deposits	106,913	107,213

Federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	5,186	5,673
Long-term debt	22,591	21,730
Accounts payable and other liabilities	5,679	5,967

Total liabilities	140,369	140,583

Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, $5 par	3,481	3,472
Additional paid-in capital	5,794	5,776
Retained earnings	8,042	7,935
Accumulated other comprehensive loss, net of deferred income taxes of $(429) at March 31, 2011 and $(452) at December 31, 2010	(706)	(747)
Noncontrolling interest	59	62

Total shareholders’ equity	16,670	16,498

Total liabilities and shareholders’ equity	$157,039	$157,081

Common shares outstanding	696,285	694,381
Common shares authorized	2,000,000	2,000,000
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in millions, except per share data, shares in thousands)

	Three Months Ended March 31,
	2011	2010
Interest Income
Interest and fees on loans and leases	$1,520	$1,440
Interest and dividends on securities	150	336
Interest on other earning assets	6	3

Total interest income	1,676	1,779

Interest Expense
Interest on deposits	171	259
Interest on federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	4	5
Interest on long-term debt	216	201

Total interest expense	391	465

Net Interest Income	1,285	1,314
Provision for credit losses	340	575

Net Interest Income After Provision for Credit Losses	945	739

Noninterest Income
Insurance income	250	253
Service charges on deposits	135	164
Mortgage banking income	95	89
Investment banking and brokerage fees and commissions	87	79
Checkcard fees	72	61
Other nondeposit fees and commissions	67	65
Bankcard fees and merchant discounts	46	40
Trust and investment advisory revenues	43	38
Income from bank-owned life insurance	30	31
FDIC loss share income, net	(58)	5
Other income (loss), net	(53)	22
Securities gains (losses), net
Realized gains, net	21	3
Other-than-temporary impairments	(1)	(12)
Non-credit portion recognized in other comprehensive income	(20)	6

Total securities gains (losses), net	—	(3)

Total noninterest income	714	844

Noninterest Expense
Personnel expense	694	646
Foreclosed property expense	143	178
Occupancy and equipment expense	154	138
Professional services	71	72
Regulatory charges	61	45
Loan processing expenses	53	35
Amortization of intangibles	26	32
Software expense	26	29
Merger-related and restructuring charges, net	(2)	17
Other expenses	146	149

Total noninterest expense	1,372	1,341

Earnings
Income before income taxes	287	242
Provision for income taxes	53	48

Net income	234	194

Noncontrolling interest	9	6

Net income available to common shareholders	$225	$188

Earnings Per Common Share
Basic	$0.32	$0.27

Diluted	$0.32	$0.27

Cash dividends declared	$0.17	$0.15

Weighted Average Shares Outstanding
Basic	695,309	690,792

Diluted	704,101	698,675

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

Three Months Ended March 31, 2011 and 2010

(Dollars in millions, except per share data, shares in thousands)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, January 1, 2010	689,750	$3,449	$5,620	$7,539	$(417)	$50	$16,241

Add (Deduct):
Comprehensive income (loss):
Net income	—	—	—	188	—	6	194
Net change in other comprehensive income (loss)	—	—	—	—	125	—	125

Total comprehensive income (loss) (Note 10)	—	—	—	188	125	6	319

Stock transactions:
In connection with equity awards, net of repurchases	1,349	7	23	—	—	—	30
In connection with dividend reinvestment plan	299	1	7	—	—	—	8
In connection with 401(k) plan	471	2	11	—	—	—	13
Cash dividends declared on common stock, $0.15 per share	—	—	—	(103)	—	—	(103)
Equity-based compensation expense	—	—	16	—	—	—	16
Other, net	—	—	—	—	—	4	4

Balance, March 31, 2010	691,869	$3,459	$5,677	$7,624	$(292)	$60	$16,528

Balance, January 1, 2011	694,381	$3,472	$5,776	$7,935	$(747)	$62	$16,498

Add (Deduct):
Comprehensive income (loss):
Net income	—	—	—	225	—	9	234
Net change in other comprehensive income (loss)	—	—	—	—	41	—	41

Total comprehensive income (loss) (Note 10)	—	—	—	225	41	9	275

Stock transactions:
In connection with equity awards	1,763	9	(8)	—	—	—	1
Shares repurchased in connection with equity awards	(595)	(3)	(14)	—	—	—	(17)
In connection with dividend reinvestment plan	274	1	6	—	—	—	7
In connection with 401(k) plan	462	2	11	—	—	—	13
Cash dividends declared on common stock, $0.17 per share	—	—	—	(118)	—	—	(118)
Equity-based compensation expense	—	—	24	—	—	—	24
Other, net	—	—	(1)	—	—	(12)	(13)

Balance, March 31, 2011	696,285	$3,481	$5,794	$8,042	$(706)	$59	$16,670

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in millions)

	Three Months Ended March 31,
	2011	2010
Cash Flows From Operating Activities:
Net income	$234	$194
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	340	575
Depreciation	65	65
Amortization of intangibles	26	32
Equity-based compensation	24	16
(Gain) loss on sales of securities, net	—	3
Net write-downs on foreclosed property	103	133
Net change in operating assets and liabilities:
Segregated cash due from banks	156	1
Trading securities	(158)	(15)
Loans held for sale	1,089	475
FDIC loss share receivable	263	398
Other assets	126	(1,155)
Accounts payable and other liabilities	(273)	(66)
Other, net	36	(19)

Net cash from operating activities	2,031	637

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	115	787
Proceeds from maturities, calls and paydowns of securities available for sale	1,105	1,694
Purchases of securities available for sale	(4,165)	(1,563)
Originations and purchases of loans and leases, net of principal collected	509	456
Net cash paid for divestitures	—	(832)
Net cash paid in business combinations	(6)	(5)
Purchases of premises and equipment	(48)	(263)
Proceeds from sales of foreclosed property or other real estate held for sale	192	166
Other, net	23	13

Net cash from investing activities	(2,275)	453

Cash Flows From Financing Activities:
Net change in deposits	(229)	(365)
Net change in federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	(487)	(1,087)
Proceeds from issuance of long-term debt	999	—
Repayment of long-term debt	(127)	(1)
Net proceeds from common stock transactions	4	51
Cash dividends paid on common stock	(104)	(103)
Other, net	3	4

Net cash from financing activities	59	(1,501)

Net Change in Cash and Cash Equivalents	(185)	(411)
Cash and Cash Equivalents at Beginning of Period	2,385	2,649

Cash and Cash Equivalents at End of Period	$2,200	$2,238

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$370	$430
Income taxes	5	636
Noncash investing and financing activities:
Transfers of securities available for sale to securities held to maturity	8,341	—
Transfers of loans to foreclosed property	304	388

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2011

NOTE 1.    Basis of Presentation

General

In the opinion of management, the accompanying unaudited Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders’ Equity, and Consolidated Statements of Cash Flows of BB&T Corporation and subsidiaries ( “BB&T”, the “Corporation” or the “Company”), are fair statements of BB&T’s financial position at March 31, 2011 and December 31, 2010, and BB&T’s results of operations, changes in shareholders’ equity and cash flows for the three month periods ended March 31, 2011 and 2010. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the consolidated financial position and consolidated results of operations have been made.

These consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the financial statements and footnotes included in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2010 should be referred to in connection with these unaudited interim consolidated financial statements.

The accounting and reporting policies of BB&T and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities.

Nature of Operations

BB&T is a financial holding company organized under the laws of North Carolina. BB&T conducts operations through its principal bank subsidiary, Branch Banking and Trust Company (“Branch Bank”), BB&T Financial, FSB (“BB&T FSB”) a federally chartered thrift institution, and its nonbank subsidiaries. Branch Bank has offices in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Tennessee, Kentucky, Florida, Alabama, Indiana, Texas and Washington, D.C. Branch Bank provides a wide range of banking services to individuals and businesses, and offers a variety of loans to businesses and consumers. Such loans are made primarily to individuals residing in the market areas described above or to businesses located within BB&T’s geographic footprint. Branch Bank also markets a wide range of deposit services to individuals and businesses. Branch Bank offers, either directly, or through its subsidiaries, lease financing to businesses and municipal governments; factoring; discount brokerage services, annuities and mutual funds; life insurance, property and casualty insurance, health insurance and commercial general liability insurance on an agency basis and through a wholesale insurance brokerage operation; insurance premium financing; permanent financing arrangements for commercial real estate; loan servicing for third-party investors; direct consumer finance loans to individuals; trust and comprehensive wealth advisory services and association services. BB&T FSB and the direct nonbank subsidiaries of BB&T provide a variety of financial services including credit card lending, automobile lending, equipment financing, full-service securities brokerage, asset management and capital markets services.

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

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2011

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

BB&T accounts for unconsolidated partnership and similar investments using the equity method of accounting. In addition to affordable housing partnerships, which represent the majority of unconsolidated investments in variable interest entities, BB&T also has investments and future funding commitments to venture capital and other entities. The maximum potential exposure to losses relative to investments in variable interest entities is generally limited to the sum of the outstanding balance, future funding commitments and any related loans to the entity. Loans to these entities are underwritten in substantially the same manner as are other loans and are generally secured.

BB&T has investments in certain other entities for which BB&T does not have the controlling interest. For these investments, the Company records its interest using the equity method with its portion of income or loss being recorded in other noninterest income in the Consolidated Statements of Income. BB&T periodically evaluates these investments for impairment.

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

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2011

transfers between Level 1 and Level 2 measurements was effective for BB&T on January 1, 2010. The guidance that requires increased disaggregation of the Level 3 activities was effective for BB&T on January 1, 2011. The new disclosures required by this guidance are included in Note 14 to these consolidated financial statements.

In July 2010, the FASB issued new guidance impacting Receivables. The new guidance requires additional disclosures that will allow users to understand the nature of credit risk inherent in a company’s loan portfolios, how that risk is analyzed and assessed in arriving at the allowance for loan and lease losses, and changes and reasons for those changes in the allowance for loan and lease losses. The new disclosures that relate to information as of the end of the reporting period are required as of December 31, 2010. The disclosures related to activity that occurs during a reporting period are effective for reporting periods beginning on or after December 15, 2010, except for the disclosure requirements relating to troubled debt restructurings, which are effective for reporting periods beginning on or after June 15, 2011.

In April 2011, the FASB issued new guidance impacting Receivables. The new guidance amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. BB&T is currently evaluating the impact the standard will have on the consolidated financial statements.

NOTE 2.    Securities

The amortized cost, gross unrealized gains and losses and approximate fair values of securities available for sale and held to maturity were as follows:

	March 31, 2011
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(Dollars in millions)
Securities available for sale:
U.S. government-sponsored entities (GSE)	$123	$2	$—	$125
Mortgage-backed securities issued by GSE	13,915	27	293	13,649
States and political subdivisions	1,950	21	155	1,816
Non-agency mortgage-backed securities	564	—	100	464
Equity and other securities	167	12	—	179
Covered securities	1,251	407	4	1,654

Total securities available for sale	$17,970	$469	$552	$17,887

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(Dollars in millions)
Securities held to maturity:
Mortgage-backed securities issued by GSE	$7,692	$23	$—	$7,715
States and political subdivisions	63	—	—	63
Equity and other securities	578	9	—	587

Total securities held to maturity	$8,333	$32	$—	$8,365

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2011

	December 31, 2010
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(Dollars in millions)
Securities available for sale:
U.S. government-sponsored entities (GSE)	$102	$1	$—	$103
Mortgage-backed securities issued by GSE	18,663	42	361	18,344
States and political subdivisions	2,051	19	161	1,909
Non-agency mortgage-backed securities	635	—	120	515
Equity and other securities	734	27	2	759
Covered securities	1,234	307	2	1,539

Total securities available for sale	$23,419	$396	$646	$23,169

During the first quarter of 2011, BB&T reclassified approximately $8.3 billion of securities available for sale to securities held to maturity. Management determined that it has both the positive intent and ability to hold these securities to maturity. The reclassification of these securities was accounted for at fair value. On the date of transfer, the difference between the par value and the fair value of these securities resulted in a premium or discount that, under amortized cost accounting, will be amortized as a yield adjustment to interest income using the interest method. The unrealized holding gains or losses at the date of transfer will continue to be reported as a separate component of shareholders’ equity in accumulated other comprehensive income, and will also be amortized over the remaining life of the securities as a yield adjustment to interest income using the interest method. Refer to Note 10 for additional disclosures related to this amount. There were no gains or losses recognized as a result of this transfer.

As of March 31, 2011, the fair value of covered securities included $1.4 billion of non-agency mortgage-backed securities and $303 million of municipal securities. As of December 31, 2010, the fair value of covered securities included $1.2 billion of non-agency mortgage-backed securities and $304 million of municipal securities. All covered securities were acquired from Colonial Bank (“Colonial”) and are covered by one of the Federal Deposit Insurance Corporation (“FDIC”) loss sharing agreements. BB&T is restricted from selling these securities without prior approval from the FDIC. Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information.

At March 31, 2011 and December 31, 2010, securities with carrying values of approximately $21.6 billion and $19.3 billion, respectively, were pledged to secure municipal deposits, securities sold under agreements to repurchase, other borrowings, and for other purposes as required or permitted by law.

BB&T had certain investments in marketable debt securities and mortgage-backed securities issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) that exceeded ten percent of shareholders’ equity at March 31, 2011. The Fannie Mae investments had total amortized cost and fair values of $8.7 billion and $8.6 billion, respectively, at March 31, 2011, while Freddie Mac investments had total amortized cost and fair values of $10.5 billion and $10.4 billion, respectively.

At March 31, 2011 and December 31, 2010, non-agency mortgage-backed securities primarily consisted of residential mortgage-backed securities.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2011

The gross realized gains and losses and other than temporary impairments recognized in net income during the three months ended March 31, 2011 and 2010 are reflected in the following table:

	Three Months Ended March 31,
	2011	2010
	(Dollars in millions)
Gross gains	$21	$5
Gross losses	—	(2)

Net realized gains/(losses)	21	3

Other than temporary impairment (OTTI) recognized on non-agency mortgage-backed securities:
Total OTTI on non-agency mortgage-backed securities	(1)	(12)
Non-credit portion recognized in other comprehensive income (1)	(20)	6

Total OTTI on non-agency mortgage-backed securities recognized in net income	(21)	(6)

Net securities gains/(losses)	$—	$(3)

(1)	A negative balance is due to additional credit losses recognized in earnings that were previously recognized in other comprehensive income in a prior period when the security was originally other-than-temporarily impaired.

The following table reflects activity during the three months ended March 31, 2011 and 2010 related to credit losses on other-than-temporarily impaired non-agency mortgage-backed securities where a portion of the unrealized loss was recognized in other comprehensive income:

	Three Months Ended March 31,
	2011	2010
	(Dollars in millions)
Balance at beginning of period	$30	$2
Credit losses on securities not previously considered other-than-temporarily impaired	—	1
Credit losses on securities for which OTTI was previously recognized	21	6

Balance at end of period	$51	$9

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2011

The amortized cost and estimated fair value of the debt securities portfolio at March 31, 2011, by contractual maturity, are shown in the accompanying table. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity.

	March 31, 2011
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
Debt Securities:
Due in one year or less	$135	$135	$13	$13
Due after one year through five years	56	59	—	—
Due after five years through ten years	646	654	—	—
Due after ten years	16,969	16,863	8,314	8,346

Total debt securities	17,806	17,711	8,327	8,359
Total securities with no stated maturity	164	176	6	6

Total securities	$17,970	$17,887	$8,333	$8,365

The following tables reflect the gross unrealized losses and fair values of BB&T’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates presented:

	March 31, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Securities available for sale:
U.S. government-sponsored entities (GSE)	$40	$—	$—	$—	$40	$—
Mortgage-backed securities issued by GSE	11,699	293	—	—	11,699	293
States and political subdivisions	600	21	632	134	1,232	155
Non-agency mortgage-backed securities	12	—	451	100	463	100
Equity and other securities	33	—	—	—	33	—
Covered securities	89	4	—	—	89	4

Total	$12,473	$318	$1,083	$234	$13,556	$552

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Securities held to maturity:
Mortgage-backed securities issued by GSE	$394	$—	$—	$—	$394	$—
States and political subdivisions	36	—	—	—	36	—

Total	$430	$—	$—	$—	$430	$—

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2011

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Securities available for sale:
U.S. government-sponsored entities (GSE)	$50	$—	$—	$—	$50	$—
Mortgage-backed securities issued by GSE	15,438	361	—	—	15,438	361
States and political subdivisions	694	21	735	140	1,429	161
Non-agency mortgage-backed securities	—	—	506	120	506	120
Equity and other securities	535	2	2	—	537	2
Covered securities	79	2	—	—	79	2

Total	$16,796	$386	$1,243	$260	$18,039	$646

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

For certain U.S. mortgage-backed securities (and in particular for non-agency Alt-A, Prime and other mortgage-backed securities that exhibit credit risk to investors), credit impairment is assessed using cash flow models that provide estimates of the expected cash flows on the underlying mortgage pools, using security-specific structure information over the expected life of the security. The models estimate cash flows from the underlying mortgage loan pools and distribute those cash flows to the various tranches within the securitization considering the transaction structure which includes subordination features and credit enhancements. These cash flow models depend on a number of assumptions, with the emphasis in one model being predicated on long-term macroeconomic factor assumptions applied to current security default rates, prepayment rates and recovery rates while another model produces results more heavily influenced by current security level performance with only a nominal impact from macroeconomic assumptions.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2011

Management reviews the results of these cash flow models in conjunction with current economic conditions and historical payment experience in its estimation of possible future credit losses. If management does not expect to recover the entire amortized cost basis of a mortgage-backed security, the Company records other-than-temporary impairment based on the present value of the weighted outcome obtained from assigning probabilities to each of the model results. The remaining amount of unrealized loss is recognized as a component of other comprehensive income.

When an investment security is rated lower than investment grade, the security is evaluated for potential credit impairment. On March 31, 2011, BB&T held certain investment securities having continuous unrealized loss positions for more than 12 months. All of these losses were in non-agency mortgage-backed and municipal securities. At March 31, 2011, all of the available-for-sale debt securities in an unrealized loss position, excluding those covered by FDIC loss sharing agreements, were investment grade with the exception of two municipal bonds with an amortized cost of $8 million and nine non-agency mortgage-backed securities with an amortized cost of $537 million. At March 31, 2011, the total unrealized loss on these non-investment grade securities was $99 million. All of the non-investment grade securities referenced above were initially investment grade and have been downgraded since purchase. Based on its evaluation at March 31, 2011, BB&T determined that certain of the non-investment grade non-agency mortgage-backed securities had credit losses evident and recognized other-than-temporary impairments related to these securities. BB&T’s evaluation of the other debt securities with continuous unrealized losses indicated that there were no credit losses evident. Furthermore, as of the date of the evaluation, BB&T did not intend to sell, and it was more likely than not that the Company would not be required to sell these debt securities before the anticipated recovery of the amortized cost basis. In making this determination, BB&T considers its expected liquidity and capital needs, including its asset/liability management needs, forecasts, strategies and other relevant information.

The following table presents non-investment grade securities with significant unrealized losses that are not covered by a loss sharing arrangement and the OTTI recognized to date:

	March 31, 2011
Security	Amortized Cost	Fair Value	Unrealized Loss	Credit Loss Recognized
	(Dollars in millions)

RMBS 1	$94	$71	$(23)	$(8)
RMBS 2	42	31	(11)	(7)
RMBS 3	128	97	(31)	(20)
RMBS 4	105	94	(11)	(3)

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2011

NOTE 3.    Loans and Leases

The following table provides a breakdown of BB&T’s loan portfolio as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(Dollars in millions)
Loans and leases, net of unearned income:
Commercial loans and leases:
Commercial and industrial	$33,587	$34,050
Commercial real estate—other	11,277	11,439
Commercial real estate—residential ADC (1)	3,061	3,397
Direct retail lending	13,612	13,749
Sales finance	7,121	7,050
Revolving credit	2,063	2,127
Residential mortgage	18,228	17,550
Specialized lending	7,767	7,953
Other acquired	56	58

Total loans and leases held for investment (excluding covered loans)	96,772	97,373
Covered	5,803	6,194

Total loans and leases held for investment	102,575	103,567
Loans held for sale	2,312	3,697

Total loans and leases	$104,887	$107,264

(1)	Commercial real estate—residential ADC represents residential acquisition, development and construction loans.

Covered loans represent loans acquired from the FDIC subject to one of the loss sharing agreements. Other acquired loans represent consumer loans acquired from the FDIC that are not subject to one of the loss sharing agreements.

The following table reflects the carrying value of all purchased impaired and nonimpaired loans as of March 31, 2011 and December 31, 2010:

	March 31, 2011			December 31, 2010
	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total
	(Dollars in millions)
Residential mortgage	$716	$691	$1,407	$733	$713	$1,446
Commercial real estate	1,892	1,921	3,813	2,031	1,982	4,013
Commercial	83	500	583	91	644	735

Total covered	2,691	3,112	5,803	2,855	3,339	6,194
Other acquired	3	53	56	3	55	58

Total	2,694	3,165	5,859	2,858	3,394	6,252

Allowance for loans losses	(105)	(39)	(144)	(90)	(54)	(144)

Net	$2,589	$3,126	$5,715	$2,768	$3,340	$6,108

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2011

Changes in the carrying amount and accretable yield for purchased impaired and nonimpaired loans, excluding loans held for sale, were as follows for the three months ended March 31, 2011 and 2010:

	March 31, 2011				March 31, 2010
	Purchased Impaired		Purchased Nonimpaired		Purchased Impaired		Purchased Nonimpaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(Dollars in millions)
Balance at beginning of period	$835	$2,858	$1,611	$3,394	$889	$3,666	$1,301	$4,476
Additions	—	—	—	—	—	—	—	—
Accretion	(92)	92	(174)	174	(83)	83	(82)	82
Reclassifications from nonaccretable balance, net	35	—	82	—	370	—	93	—
Payments received, net	—	(256)	—	(403)	—	(263)	—	(487)

Balance at end of period	$778	$2,694	$1,519	$3,165	$1,176	$3,486	$1,312	$4,071

The outstanding unpaid principal balance for all purchased impaired loans as of March 31, 2011 and December 31, 2010 was $3.5 billion and $3.8 billion, respectively. The outstanding unpaid principal balance for all purchased nonimpaired loans as of March 31, 2011 and December 31, 2010 was $4.6 billion and $5.0 billion, respectively.

At March 31, 2011 and December 31, 2010 none of the purchased loans were classified as nonperforming assets. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased loans. The allowance for loan losses related to the purchased loans results from decreased expectations of future cash flows due to increased credit losses for certain acquired loan pools.

The following table provides a summary of BB&T’s nonperforming and past due loans as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(Dollars in millions)
Nonaccrual loans and leases (1)(2)
Held for investment	$2,427	$2,149
Held for sale	189	521

Total nonaccrual loans and leases	2,616	2,670

Foreclosed real estate	1,211	1,259
Other foreclosed property	36	42

Total foreclosed property (3)	1,247	1,301

Total nonperforming assets (excluding covered assets)	$3,863	$3,971

Loans 90 days or more past due and still accruing (excluding covered loans) (4) (5) (6)	$263	$295

(1)	Covered and other acquired loans are considered to be performing due to the application of the accretion method. Covered loans that are contractually past due are noted in footnote (5) below.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2011

(2)	Includes nonperforming restructurings totaling $479 million at March 31, 2011 and December 31, 2010.
(3)	Excludes foreclosed real estate totaling $362 million and $313 million as of March 31, 2011 and December 31, 2010, respectively, that are covered by FDIC loss sharing agreements.
(4)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase.
(5)	Excludes loans past due 90 days or more that are covered by FDIC loss sharing agreements totaling $1.2 billion and $1.1 billion as of March 31, 2011 and December 31, 2010, respectively.
(6)	Excludes mortgage loans past due 90 days or more that are government guaranteed totaling $187 million and $153 million as of March 31, 2011 and December 31, 2010, respectively.

The following table provides a summary of loans that continue to accrue interest under the terms of the restructuring (“performing restructurings”) and restructured loans that have been placed in nonaccrual status (“nonperforming restructurings”) as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(Dollars in millions)
Performing restructurings:
Commercial loans and leases:
Commercial and industrial	$125	$205
Commercial real estate—other	233	280
Commercial real estate—residential ADC	120	172
Direct retail lending	146	141
Sales finance	5	5
Revolving credit	62	62
Residential mortgage (1)	587	585
Specialized lending	31	26

Total performing restructurings	1,309	1,476
Nonperforming restructurings (2)(3)(4)	479	479

Total restructurings (5)	$1,788	$1,955

(1)	Excludes restructured mortgage loans that are government guaranteed totaling $134 million and $115 million at March 31, 2011 and December 31, 2010, respectively.
(2)	Nonperforming restructurings are included in nonaccrual loan disclosures.
(3)	Excludes restructured mortgage loans that are government guaranteed totaling $14 million included in loans held for sale at March 31, 2011 and December 31, 2010.
(4)	Includes approximately $39 million and $110 million of nonperforming restructurings included in loans held for sale at March 31, 2011 and December 31, 2010, respectively.
(5)	All restructurings are considered impaired. The allowance for loan and lease losses attributable to these restructured loans totaled $314 million and $324 million at March 31, 2011 and December 31, 2010, respectively.

BB&T had commitments totaling $56 million and $64 million at March 31, 2011 and December 31, 2010, respectively, to lend additional funds to clients with loans whose terms have been modified in restructurings.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2011

NOTE 4.    Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments

An analysis of the allowance for credit losses for the three months ended March 31, 2011 is presented in the following table:

	Three Months Ended March 31, 2011
	Beginning Balance	Charge- Offs	Recoveries	Provision	Ending Balance
	(Dollars in millions)
Commercial:
Commercial and industrial	$621	$(78)	$4	$(12)	$535
Commercial real estate—other	446	(68)	3	116	497
Commercial real estate—residential ADC	469	(71)	4	19	421
Specialized lending	21	(2)	1	(2)	18

Retail:
Direct retail lending	246	(78)	9	68	245
Revolving credit	109	(27)	5	18	105
Residential mortgage	298	(54)	1	83	328
Sales finance	47	(10)	2	4	43
Specialized lending	177	(50)	5	43	175

Covered and other acquired	144	—	—	—	144

Unallocated	130	—	—	—	130

Allowance for loan and lease losses	2,708	(438)	34	337	2,641

Reserve for unfunded lending commitments	47	—	—	3	50

Allowance for credit losses	$2,755	$(438)	$34	$340	$2,691

An analysis of the allowance for credit losses for the three months ended March 31, 2010 is presented in the following table:

Three Months Ended March 31, 2010
(Dollars in millions)
Beginning balance	$2,672
Provision for credit losses	575

Loans and leases charged-off	(509)
Recoveries of previous charge-offs	34

Net loans and leases charged-off	(475)

Other changes, net	(13)

Ending balance	$2,759

Allowance for loan and lease losses	$2,714
Reserve for unfunded lending commitments	45

Allowance for credit losses	$2,759

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2011

The following tables provide a breakdown of the allowance for loan and lease losses and the recorded investment in loans based on the method for determining the allowance as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	Allowance for Loan and Lease Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired With Deteriorated Credit Quality	Total
	(Dollars in millions)
Commercial:
Commercial and industrial	$86	$449	$—	$535
Commercial real estate—other	99	398	—	497
Commercial real estate—residential ADC	77	344	—	421
Specialized lending	—	18	—	18

Retail:
Direct retail lending	33	212	—	245
Revolving credit	26	79	—	105
Residential mortgage	161	167	—	328
Sales finance	1	42	—	43
Specialized lending	14	161	—	175

Covered and other acquired	—	39	105	144

Unallocated	—	130	—	130

Total	$497	$2,039	$105	$2,641

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2011

	March 31, 2011
	Loans and Leases
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired With Deteriorated Credit Quality	Total
	(Dollars in millions)
Commercial:
Commercial and industrial	$719	$32,868	$—	$33,587
Commercial real estate—other	741	10,536	—	11,277
Commercial real estate—residential ADC	687	2,374	—	3,061
Specialized lending	4	3,199	—	3,203

Retail:
Direct retail lending	178	13,434	—	13,612
Revolving credit	62	2,001	—	2,063
Residential mortgage	832	17,396	—	18,228
Sales finance	7	7,114	—	7,121
Specialized lending	31	4,533	—	4,564

Covered and other acquired	—	3,165	2,694	5,859

Total	$3,261	$96,620	$2,694	$102,575

	December 31, 2010
	Allowance for Loan and Lease Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired With Deteriorated Credit Quality	Total
	(Dollars in millions)
Commercial:
Commercial and industrial	$96	$525	$—	$621
Commercial real estate—other	63	383	—	446
Commercial real estate—residential ADC	75	394	—	469
Specialized lending	1	20	—	21

Retail:
Direct retail lending	26	220	—	246
Revolving credit	25	84	—	109
Residential mortgage	167	131	—	298
Sales finance	1	46	—	47
Specialized lending	2	175	—	177

Covered and other acquired	—	54	90	144

Unallocated	—	130	—	130

Total	$456	$2,162	$90	$2,708

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2011

	December 31, 2010
	Loans and Leases
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired With Deteriorated Credit Quality	Total
	(Dollars in millions)
Commercial:
Commercial and industrial	$708	$33,342	$—	$34,050
Commercial real estate—other	691	10,748	—	11,439
Commercial real estate—residential ADC	684	2,713	—	3,397
Specialized lending	4	3,399	—	3,403

Retail:
Direct retail lending	177	13,572	—	13,749
Revolving credit	62	2,065	—	2,127
Residential mortgage	803	16,747	—	17,550
Sales finance	5	7,045	—	7,050
Specialized lending	24	4,526	—	4,550

Covered and other acquired	—	3,394	2,858	6,252

Total	$3,158	$97,551	$2,858	$103,567

BB&T monitors the credit quality of its commercial portfolio segment using internal risk ratings. These ratings have been correlated with bond ratings for similar instruments based on management’s judgment. BB&T assigns an internal risk rating at loan origination and reviews the relationship again on an annual basis or at any point management becomes aware of information affecting the borrowers’ ability to fulfill their obligations.

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

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2011

The following tables illustrate the credit quality indicators associated with BB&T’s loans and leases held for investment as of March 31, 2011 and December 31, 2010. Covered and other acquired loans are excluded from this analysis because their related allowance is determined by loan pool performance due to the application of the accretion method.

		March 31, 2011
		Commercial
		Commercial & Industrial	Commercial Real Estate - Other	Commercial Real Estate - Residential ADC	Specialized Lending
		(Dollars in millions)
Investment grade		$8,152	$726	$35	$1,869
Near investment grade		16,344	4,547	436	816
Noninvestment grade—performing		8,497	5,496	2,022	507
Noninvestment grade—nonperforming (1)		594	508	568	11

Total		$33,587	$11,277	$3,061	$3,203

	March 31, 2011
	Retail
	Direct Retail Lending	Revolving Credit	Residential Mortgage	Sales Finance	Specialized Lending
	(Dollars in millions)
Performing	$13,430	$2,063	$17,717	$7,112	$4,520
Nonperforming	182	—	511	9	44

	$13,612	$2,063	$18,228	$7,121	$4,564

		December 31, 2010
		Commercial
		Commercial & Industrial	Commercial Real Estate - Other	Commercial Real Estate - Residential ADC	Specialized Lending
		(Dollars in millions)
Investment grade		$8,358	$687	$35	$2,070
Near investment grade		16,637	4,618	512	756
Noninvestment grade—performing		8,547	5,729	2,337	566
Noninvestment grade—nonperforming (1)		508	405	513	11

Total		$34,050	$11,439	$3,397	$3,403

	December 31, 2010
	Retail
	Direct Retail Lending	Revolving Credit	Residential Mortgage	Sales Finance	Specialized Lending
	(Dollars in millions)
Performing	$13,558	$2,127	$17,084	$7,044	$4,501
Nonperforming	191	—	466	6	49

	$13,749	$2,127	$17,550	$7,050	$4,550

(1)	Excludes nonperforming commercial loans held for sale of $189 million and $521 million as of March 31, 2011 and December 31, 2010, respectively.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2011

The following tables represent an aging analysis of BB&T’s past due loans and leases as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	Loans and Leases Excluding Covered (1)
	Accruing Loans and Leases
	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonaccrual Loans And Leases (2)	Total Loans And Leases, Excluding Covered Loans
	(Dollars in millions)
Commercial:
Commercial and industrial	$32,850	$137	$6	$594	$33,587
Commercial real estate—other	10,695	54	20	508	11,277
Commercial real estate—residential ADC	2,448	40	5	568	3,061
Specialized lending	3,161	25	6	11	3,203

Retail:
Direct retail lending	13,205	166	59	182	13,612
Revolving credit	2,021	24	18	—	2,063
Residential mortgage (3)	16,891	515	311	511	18,228
Sales finance	7,022	67	23	9	7,121
Specialized lending	4,379	141	—	44	4,564

Other acquired	53	1	2	—	56

Total	$92,725	$1,170	$450	$2,427	$96,772

	December 31, 2010
	Loans and Leases Excluding Covered (1)
	Accruing Loans and Leases
	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonaccrual Loans And Leases (2)	Total Loans And Leases, Excluding Covered Loans
	(Dollars in millions)
Commercial:
Commercial and industrial	$33,371	$163	$8	$508	$34,050
Commercial real estate—other	10,962	68	4	405	11,439
Commercial real estate—residential ADC	2,792	84	8	513	3,397
Specialized lending	3,358	29	5	11	3,403

Retail:
Direct retail lending	13,293	189	76	191	13,749
Revolving credit	2,079	28	20	—	2,127
Residential mortgage (3)	16,173	615	296	466	17,550
Sales finance	6,922	95	27	6	7,050
Specialized lending	4,281	219	1	49	4,550

Other acquired	54	1	3	—	58

Total	$93,285	$1,491	$448	$2,149	$97,373

(1)	Covered loans have been excluded from this aging analysis because they are covered by FDIC loss sharing agreements, and their related allowance is determined by loan pool performance due to the application of the accretion method.
(2)	Excludes nonperforming commercial loans held for sale of $189 million and $521 million as of March 31, 2011 and December 31, 2010, respectively.
(3)	Residential mortgage loans include $71 million and $83 million in government guaranteed loans past due 30-89 days, and $187 million and $153 million in government guaranteed loans past due greater than 90 days as of March 31, 2011 and December 31, 2010, respectively.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2011

The following tables set forth certain information regarding BB&T’s impaired loans, excluding acquired impaired loans and loans held for sale, that were evaluated for specific reserves as of March 31, 2011 and December 31, 2010. The average balance of impaired loans and the interest income recognized while on impaired status are reported for the three months ended March 31, 2011.

	March 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in millions)
With No Related Allowance Recorded:
Commercial:
Commercial and industrial	$182	$281	$—	$252	$—
Commercial real estate—other	161	248	—	252	—
Commercial real estate—residential ADC	229	357	—	258	—
Specialized lending	—	—	—	—	—

Retail:
Direct retail lending	23	75	—	25	—
Residential mortgage (1)	39	74	—	30	—
Sales finance	1	1	—	3	—
Specialized lending	1	2	—	10	—

With An Allowance Recorded:
Commercial:
Commercial and industrial	537	559	86	510	1
Commercial real estate—other	580	629	99	552	2
Commercial real estate—residential ADC	458	527	77	484	1
Specialized lending	4	4	—	4	—

Retail:
Direct retail lending	155	163	33	152	2
Revolving credit	62	62	26	61	1
Residential mortgage (1)	659	676	148	663	7
Sales finance	6	7	1	2	—
Specialized lending	30	30	14	14	—

Total	$3,127	$3,695	$484	$3,272	$14

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2011

	December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in millions)
With No Related Allowance Recorded:
Commercial:
Commercial and industrial	$196	$267	$—
Commercial real estate—other	175	246	—
Commercial real estate—residential ADC	200	300	—

Retail:
Direct retail lending	22	69	—
Residential mortgage (1)	25	50	—

With An Allowance Recorded:
Commercial:
Commercial and industrial	512	534	96
Commercial real estate—other	516	565	63
Commercial real estate—residential ADC	484	556	75
Specialized lending	4	4	1

Retail:
Direct retail lending	155	161	26
Revolving credit	62	61	25
Residential mortgage (1)	663	690	153
Sales finance	5	5	1
Specialized lending	24	24	2

Total	$3,043	$3,532	$442

(1)	Residential mortgage loans exclude $134 million and $115 million in government guaranteed loans and related allowance of $13 million and $14 million as of March 31, 2011 and December 31, 2010, respectively.

NOTE 5.    Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill attributable to each of BB&T’s operating segments for the three months ended March 31, 2011 are reflected in the table below. To date, there have been no goodwill impairments recorded by BB&T.

	Community Banking	Residential Mortgage Banking	Sales Finance	Specialized Lending	Insurance Services	Financial Services	All Other	Total
	(Dollars in millions)
Balance January 1, 2011	$4,519	$7	$93	$104	$1,067	$192	$26	$6,008
Contingent consideration	—	—	—	—	6	—	—	6

Balance, March 31, 2011	$4,519	$7	$93	$104	$1,073	$192	$26	$6,014

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2011

The following table presents the gross carrying amounts and accumulated amortization for BB&T’s identifiable intangible assets subject to amortization at the dates presented:

	March 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Identifiable intangible assets:
Core deposit intangibles	$626	$(450)	$176	$626	$(438)	$188
Other (1)	753	(446)	307	752	(432)	320

Totals	$1,379	$(896)	$483	$1,378	$(870)	$508

(1)	Other identifiable intangibles are primarily customer relationship intangibles.

NOTE 6.    Loan Servicing

Residential Mortgage Banking Activities

The following table includes a summary of residential mortgage loans managed or securitized and related delinquencies and net charge-offs:

	March 31, 2011	December 31, 2010
	(Dollars in millions)
Mortgage loans managed or securitized (1)	$23,116	$23,692
Less: Loans securitized and transferred to securities available for sale	4	4
Loans held for sale	1,943	3,068
Covered mortgage loans	1,407	1,446
Mortgage loans sold with recourse	1,534	1,624

Mortgage loans held for investment	$18,228	$17,550

Mortgage loans on nonaccrual status (2)	$511	$466
Mortgage loans 90 days past due and still accruing interest (2)	124	143
Mortgage loans net charge-offs (3)	53	390

(1)	Balances exclude loans serviced for others, with no other continuing involvement.
(2)	Includes amounts related to residential mortgage loans held for sale and excludes amounts related to government guaranteed loans.
(3)	Net charge-offs for March 31, 2011 reflect three months.

The unpaid principal balances of BB&T’s total residential mortgage servicing portfolio were $86.6 billion and $83.6 billion at March 31, 2011 and December 31, 2010, respectively. The unpaid principal balances of residential mortgage loans serviced for others consist primarily of agency conforming fixed-rate mortgage loans and totaled $64.9 billion and $61.8 billion at March 31, 2011 and December 31, 2010, respectively. Mortgage loans serviced for others are not included in loans on the accompanying Consolidated Balance Sheets.

During the three months ended March 31, 2011 and 2010, BB&T sold residential mortgage loans from the held for sale portfolio with unpaid principal balances of $5.5 billion and $4.5 billion, respectively, and recognized pre-tax gains of $35 million and $38 million, respectively, including the impact of interest rate lock commitments. These gains are recorded in noninterest income as a component of mortgage banking income. BB&T retained the related mortgage servicing rights and receives servicing fees.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2011

At March 31, 2011 and 2010, the approximate weighted average servicing fee was 0.35% and 0.36%, respectively, of the outstanding balance of the residential mortgage loans serviced for others. The weighted average coupon interest rate on the portfolio of mortgage loans serviced for others was 5.17% and 5.49% at March 31, 2011 and 2010, respectively. BB&T recognized servicing fees of $58 million and $57 million during the first three months of 2011 and 2010, respectively, as a component of mortgage banking income.

At March 31, 2011 and December 31, 2010, BB&T had $1.5 billion and $1.6 billion, respectively, of residential mortgage loans sold with recourse liability. In the event of nonperformance by the borrower, BB&T has maximum recourse exposure of approximately $578 million and $597 million as of March 31, 2011 and December 31, 2010, respectively. At March 31, 2011 and December 31, 2010, BB&T has recorded $6 million of reserves related to these recourse exposures. Payments made to date have been immaterial.

Residential mortgage servicing rights are recorded on the Consolidated Balance Sheets at fair value with changes in fair value recorded as a component of mortgage banking income in the Consolidated Statements of Income for each period. BB&T uses various derivative instruments to mitigate the income statement effect of changes in fair value, due to changes in valuation inputs and assumptions, of its residential mortgage servicing rights. The following is an analysis of the activity in BB&T’s residential mortgage servicing rights for the three months ended March 31, 2011 and 2010:

	Residential Mortgage Servicing Rights Three Months Ended March 31,
	2011	2010
	(Dollars in millions)
Carrying value, January 1,	$830	$832
Additions	86	69
Increase (decrease) in fair value:
Due to changes in valuation inputs or assumptions	40	5
Other changes (1)	(28)	(31)

Carrying value, March 31,	$928	$875

(1)	Represents the realization of expected net servicing cash flows, expected borrower payments and the passage of time.

BB&T uses assumptions and estimates in determining the fair value of mortgage servicing rights. These assumptions include prepayment speeds, servicing costs and Option Adjusted Spread commensurate with the risks involved and comparable to assumptions used by market participants to value and bid servicing rights available for sale in the market. At March 31, 2011, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the accompanying table:

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2011

	Residential Mortgage Servicing Rights March 31, 2011
	(Dollars in millions)
Fair value of residential mortgage servicing rights	$928

Composition of residential loans serviced for others:
Fixed-rate mortgage loans	99%
Adjustable-rate mortgage loans	1

Total	100%

Weighted average life	6.4	yrs

Prepayment Speed	10.5%
Effect on fair value of a 10% increase	$(40)
Effect on fair value of a 20% increase	(76)

Weighted average discount rate	10.6%
Effect on fair value of a 10% increase	$(41)
Effect on fair value of a 20% increase	(79)

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

Commercial Mortgage Banking Activities

BB&T also arranges and services commercial real estate mortgages through Grandbridge Real Estate Capital, LLC (“Grandbridge”) the commercial mortgage banking subsidiary of Branch Bank. During the three months ended March 31, 2011 and 2010, Grandbridge originated $930 million and $268 million, respectively, of commercial real estate mortgages, the majority of which were arranged for third party investors. As of March 31, 2011 and December 31, 2010, Grandbridge’s portfolio of commercial real estate mortgages serviced for others totaled $24.4 billion and $24.1 billion, respectively. Commercial real estate mortgage loans serviced for others are not included in loans on the accompanying Consolidated Balance Sheets. Grandbridge had $4.4 billion in loans serviced for others that were covered by recourse provisions at March 31, 2011 and December 31, 2010. At March 31, 2011 and December 31, 2010, Grandbridge’s maximum exposure to loss for these loans was approximately $1.2 billion. BB&T has recorded $21 million and $19 million of reserves related to these recourse exposures at March 31, 2011 and December 31, 2010, respectively.

Commercial mortgage servicing rights are recorded as other assets on the Consolidated Balance Sheets at lower of cost or market and amortized in proportion to and over the estimated period that net servicing income is expected to be received based on projections of the amount and timing of estimated future net cash flows. The following is an analysis of the activity in BB&T’s commercial mortgage servicing rights for the three months ended March 31, 2011 and 2010:

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2011

	Commercial Mortgage Servicing Rights Three Months Ended March 31,
	2011	2010
	(Dollars in millions)
Carrying value, January 1,	$103	$101
Additions	6	2
Amortization expense	(5)	(4)

Carrying value, March 31,	$104	$99

At March 31, 2011, the sensitivity of the current fair value of the capitalized commercial mortgage servicing rights to adverse changes in key economic assumptions are included in the accompanying table:

	Commercial Mortgage Servicing Rights March 31, 2011
	(Dollars in millions)
Fair value of commercial mortgage servicing rights	$120

Weighted average life	7.1	yrs

Prepayment speed	0.0%

Weighted average discount rate	12.2%
Effect on fair value of a 25% increase	$(9)
Effect on fair value of a 50% increase	(17)

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

NOTE 7.    Deposits

A summary of BB&T’s deposits is presented in the accompanying table:

	March 31, 2011	December 31, 2010
	(Dollars in millions)
Noninterest-bearing deposits	$21,864	$20,637
Interest checking	3,711	4,050
Other client deposits	57,432	54,040
Client certificates of deposit	20,580	21,317
Other interest-bearing deposits	3,326	7,169

Total deposits	$106,913	$107,213

Time deposits that are $100,000 and greater totaled $10.8 billion and $10.6 billion at March 31, 2011 and December 31, 2010, respectively.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2011

NOTE 8.    Long-Term Debt

Long-term debt comprised the following:

	March 31, 2011	December 31, 2010
	(Dollars in millions)
BB&T Corporation
3.10% Senior Notes Due 2011	$250	$250
3.85% Senior Notes Due 2012	1,000	1,000
3.38% Senior Notes Due 2013	500	500
5.70% Senior Notes Due 2014	510	510
3.95% Senior Notes Due 2016	499	499
3.20% Senior Notes Due 2016 (5)	999	—
6.85% Senior Notes Due 2019 (5)	538	538
6.50% Subordinated Notes Due 2011 (1)	611	610
4.75% Subordinated Notes Due 2012 (1)	490	490
5.20% Subordinated Notes Due 2015 (1)	932	932
4.90% Subordinated Notes Due 2017 (1)(5)	340	339
5.25% Subordinated Notes Due 2019 (1)(5)	586	586

Branch Bank
Floating Rate Subordinated Notes Due 2016 (1)(2)	350	350
Floating Rate Subordinated Notes Due 2017 (1)(2)	261	261
4.875% Subordinated Notes Due 2013 (1)	222	222
5.625% Subordinated Notes Due 2016 (1)(5)	386	386

Federal Home Loan Bank Advances to Branch Bank (3)
Varying maturities to 2034	10,147	10,243

Junior Subordinated Debt to Unconsolidated Trusts (4)	3,269	3,269

Other Long-Term Debt	99	123

Fair value hedge-related basis adjustments	602	622

Total Long-Term Debt	$22,591	$21,730

(1)	Subordinated notes that qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.
(2)	These floating-rate securities are based on LIBOR and had an effective rate of 0.62% as of March 31, 2011.
(3)	$800 million of these advances were swapped to a floating rate based on LIBOR. At March 31, 2011, the weighted average cost of these advances was 3.17% including the effect of fair value hedges, and the weighted average maturity was 6.0 years.
(4)	Securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations. Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information.
(5)	These fixed rate notes were swapped to floating rates based on LIBOR. At March 31, 2011, the effective rates paid on these borrowings ranged from 1.25% to 3.89%.

In March 2011, BB&T made the decision to retire all of its junior subordinated debt to unconsolidated trusts through the exercise of certain early redemption provisions. BB&T determined that it was appropriate to amortize the debt issuance costs and related discounts or premiums, including fair value hedge adjustments, over the period from March 2011 to the expected redemption date for each of the impacted debt securities.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2011

NOTE 9.    Shareholders’ Equity

Common Stock

The authorized common stock of BB&T consists of two billion shares with a $5 par value. There were 696 million and 694 million common shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively.

Preferred Stock

The authorized preferred stock of BB&T consists of five million shares. At March 31, 2011 and December 31, 2010, there were no preferred shares outstanding.

Equity-Based Plans

At March 31, 2011, BB&T had options, restricted shares and restricted share units outstanding from the following equity-based compensation plans: the 2004 Stock Incentive Plan (“2004 Plan”), the 1995 Omnibus Stock Incentive Plan (“Omnibus Plan”), the Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”), and a plan assumed from an acquired entity. BB&T’s shareholders have approved all equity-based compensation plans with the exception of plans assumed from acquired companies. As of March 31, 2011, the 2004 Plan is the only plan that has shares available for future grants. The 2004 Plan allows for accelerated vesting of awards for holders who retire and have met all retirement eligibility requirements and in connection with certain other events. Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2010 for further disclosures related to equity-based awards issued by BB&T.

BB&T measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants awarded during the first three months of 2011 and 2010, respectively. Substantially all of BB&T’s option awards are granted in February of each year. Therefore, the assumptions noted below are weighted accordingly:

	March 31,
	2011		2010
Assumptions:
Risk-free interest rate	1.7%		2.0%
Dividend yield	3.5		5.4
Volatility factor	37.2		36.0
Expected life	7.4	yrs	7.2	yrs
Fair value of options per share	$7.45		$5.60

BB&T measures the fair value of restricted shares based on the price of BB&T’s common stock on the grant date and the fair value of restricted share units based on the price of BB&T’s common stock on the grant date less the present value of expected dividends that are foregone during the vesting period.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2011

The following table details the activity during the first three months of 2011 related to stock options awarded by BB&T:

	Three Months Ended March 31, 2011
	Options	Wtd. Avg. Exercise Price
Outstanding at beginning of period	44,690,131	$35.06
Granted	3,790,012	27.73
Exercised	(24,567)	18.24
Forfeited or expired	(2,466,224)	36.41

Outstanding at end of period	45,989,352	34.39

Exercisable at end of period	34,377,969	$36.38

The following table details the activity during the first three months of 2011 related to restricted shares and restricted share units awarded by BB&T:

	Three Months Ended March 31, 2011
	Shares/Units	Wtd. Avg. Grant Date Fair Value
Nonvested at beginning of period	13,283,786	$20.06
Granted	2,520,382	24.17
Vested	(1,736,841)	30.08
Forfeited	(227,975)	22.15

Nonvested at end of period	13,839,352	$19.52

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2011

NOTE 10.    Accumulated Other Comprehensive Income (Loss)

The balances in accumulated other comprehensive income (loss) at March 31, 2011 and December 31, 2010 are shown in the following table:

	March 31, 2011			December 31, 2010
	Pre-Tax Amount	Deferred Tax Expense (Benefit)	After-Tax Amount	Pre-Tax Amount	Deferred Tax Expense (Benefit)	After-Tax Amount
	(Dollars in millions)
Unrecognized net pension and postretirement costs	$(579)	$(216)	$(363)	$(587)	$(219)	$(368)
Unrealized net gains (losses) on cash flow hedges	(60)	(22)	(38)	(75)	(28)	(47)
Unrealized net gains (losses) on securities available for sale	(83)	(30)	(53)	(250)	(93)	(157)
Unrecognized loss on securities held to maturity (1)	(35)	(14)	(21)	—	—	—
FDIC’s share of unrealized (gains) losses on securities available for sale under the loss share agreements (2)	(372)	(139)	(233)	(281)	(105)	(176)
Foreign currency translation adjustment	(6)	(8)	2	(6)	(7)	1

Total	$(1,135)	$(429)	$(706)	$(1,199)	$(452)	$(747)

(1)	Represents unrealized losses on certain available for sale securities that were transferred to held to maturity classification. These losses are being amortized and recognized in net income over the remaining expected life of the underlying securities.
(2)	Certain securities available for sale are covered by loss sharing agreements with the FDIC. These securities covered by the loss sharing agreements reflected a net unrealized pretax gain of $403 million and $305 million as of March 31, 2011 and December 31, 2010, respectively. The FDIC’s share of this net unrealized pretax gain, upon sale, would have been $372 million and $281 million as of March 31, 2011 and December 31, 2010, respectively, and was recorded as a reduction in other comprehensive income.

As of March 31, 2011 and December 31, 2010, unrealized net losses on securities available for sale included $97 million and $115 million, respectively, of pre-tax losses related to other-than-temporarily impaired non-agency mortgage-backed securities where a portion of the loss was recognized in net income.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2011

The following tables reflect the components of total comprehensive income (loss) for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31, 2011
	Pre-Tax	Tax Effect	After-Tax
	(Dollars in millions)
Comprehensive income:
Net income	$287	$53	$234
Other comprehensive income:
Unrealized net holding gains (losses) arising during the period on securities available for sale	132	49	83
Net change in amounts attributable to the FDIC under the loss share agreements	(91)	(34)	(57)
Net change in unrecognized gains (losses) on cash flow hedges	15	6	9
Net change in foreign currency translation adjustment	—	(1)	1
Net change in pension and postretirement liability	8	3	5

Total comprehensive income	$351	$76	$275

	Three Months Ended March 31, 2010
	Pre-Tax	Tax Effect	After-Tax
	(Dollars in millions)
Comprehensive income:
Net income	$242	$48	$194
Other comprehensive income:
Unrealized net holding gains (losses) arising during the period on securities available for sale	304	116	188
Reclassification adjustment for (gains) losses on securities available for sale included in net income	3	1	2
Net change in amounts attributable to the FDIC under the loss share agreements	(44)	(17)	(27)
Net change in unrecognized gains (losses) on cash flow hedges	(70)	(27)	(43)
Net change in foreign currency translation adjustment	—	(1)	1
Net change in pension and postretirement liability	6	2	4

Total comprehensive income	$441	$122	$319

NOTE 11.    Income Taxes

BB&T’s provision for income taxes was $53 million and $48 million for the three months ended March 31, 2011 and 2010, respectively. The effective tax rates for the three months ended March 31, 2011 and 2010 were 18.5% and 19.8%, respectively. The lower effective tax rates for the three months ended March 31, 2011 and 2010 compared to statutory income tax rates is primarily the result of tax-exempt income and tax credits.

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

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2011

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

The following table summarizes the components of net periodic benefit cost recognized for BB&T’s pension plans for the three months ended March 31, 2011 and 2010, respectively:

	Pension Plans
	Qualified		Nonqualified
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
	(Dollars in millions)
Service cost	$26	$20	$2	$1
Interest cost	23	21	2	2
Estimated return on plan assets	(49)	(44)	—	—
Amortization and other	7	5	1	1

Net periodic benefit cost	$7	$2	$5	$4

BB&T makes contributions to the qualified pension plan in amounts between the minimum required for funding standard accounts and the maximum amount deductible for federal income tax purposes. A discretionary contribution of $61 million was made to the qualified pension plan in the first quarter of 2010. Management is not required to, and currently has no plans to, make a contribution to the qualified pension plan in 2011; however, such a contribution may be made during 2011, if deemed appropriate.

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

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2011

and private borrowing arrangements, including commercial paper issuance, bond financing and similar transactions, the majority of which are to tax exempt entities. The credit risk involved in the issuance of these guarantees is essentially the same as that involved in extending loans to clients and as such, the instruments are collateralized when necessary. As of March 31, 2011 and December 31, 2010, BB&T had issued letters of credit totaling $6.9 billion and $7.3 billion, respectively. The carrying amount of the liability for such guarantees was $40 million and $41 million at March 31, 2011 and December 31, 2010, respectively.

A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. For additional disclosures related to BB&T’s derivatives refer to Note 15.

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

In connection with the Colonial acquisition, Branch Bank entered into loss sharing agreements with the FDIC related to certain assets acquired. Pursuant to the terms of these loss sharing agreements, the FDIC’s obligation to reimburse Branch Bank for losses with respect to certain loans, OREO, certain investment securities and other assets (collectively, “covered assets”), begins with the first dollar of loss incurred. For additional information about the terms of the loss sharing agreements refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2010.

BB&T invests in certain affordable housing and historic building rehabilitation projects throughout its market area as a means of supporting local communities, and receives tax credits related to these investments. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. Branch Bank typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. As of March 31, 2011 and December 31, 2010, BB&T had investments of $1.2 billion related to these projects, which are included as other assets on the Consolidated Balance Sheets. BB&T’s outstanding commitments to fund affordable housing investments totaled $295 million and $334 million at March 31, 2011 and December 31, 2010, respectively, which are included as other liabilities on the Consolidated Balance Sheets. As of March 31, 2011 and December 31, 2010, BB&T had outstanding loan commitments to these funds of $226 million and $135 million, respectively. Of these amounts, $60 million and $36 million had been funded at March 31, 2011 and December 31, 2010, respectively, and were included in loans and leases on the Consolidated Balance Sheets. BB&T’s maximum risk exposure related to these investments totaled $1.4 billion and $1.3 billion at March 31, 2011 and December 31, 2010, respectively.

BB&T has sold certain mortgage-related loans that contain recourse provisions. These provisions generally require BB&T to reimburse the investor for a share of any loss that is incurred after the disposal of the property.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2011

At March 31, 2011 and December 31, 2010, BB&T had $1.5 billion and $1.6 billion, respectively, of residential mortgage loans sold with recourse. In the event of nonperformance by the borrower, BB&T has maximum recourse exposure of approximately $578 million and $597 million as of March 31, 2011 and December 31, 2010, respectively. In addition, BB&T has $4.4 billion in commercial loans serviced for others that were covered by recourse provisions at March 31, 2011 and December 31, 2010. As of March 31, 2011 and December 31, 2010, BB&T’s maximum exposure to loss for these loans is approximately $1.2 billion. BB&T has recorded $27 million and $25 million of reserves related to these recourse exposures at March 31, 2011 and December 31, 2010, respectively.

BB&T also issues standard representations and warranties related to mortgage loan sales to government-sponsored entities. Although these agreements often do not specify limitations, BB&T does not believe that any payments related to these warranties would materially change the financial condition or results of operations of BB&T. BB&T has recorded $17 million and $15 million of reserves related to potential losses resulting from repurchases of loans sold at March 31, 2011 and December 31, 2010, respectively.

BB&T has investments and future funding commitments to certain venture capital funds. As of March 31, 2011 and December 31, 2010, BB&T had investments of $272 million and $266 million related to these ventures, respectively. As of March 31, 2011 and December 31, 2010, BB&T had future funding commitments of $172 million and $185 million, respectively. BB&T’s risk exposure relating to such commitments is generally limited to the amount of investments and future funding commitments made.

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

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2011

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

Assets and liabilities measured at fair value on a recurring basis, including financial instruments for which BB&T has elected the Fair Value Option are summarized below:

		Fair Value Measurements for Assets and Liabilities Measured on a Recurring Basis
	3/31/2011	Level 1	Level 2	Level 3
		(Dollars in millions)
Assets:
Trading securities	$730	$295	$434	$1
Securities available for sale:
U.S. government-sponsored entities (GSE)	125	—	125	—
Mortgage-backed securities issued by GSE	13,649	—	13,649	—
States and political subdivisions	1,816	—	1,764	52
Non-agency mortgage-backed securities	464	—	464	—
Equity and other securities	179	115	64	—
Covered securities	1,654	—	595	1,059
Loans held for sale (1)	2,109	—	2,109	—
Residential mortgage servicing rights	928	—	—	928
Derivative assets: (2)
Interest rate contracts	698	1	686	11
Foreign exchange contracts	6	—	6	—
Venture capital and similar investments (2) (3)	272	—	—	272

Total assets	$22,630	$411	$19,896	$2,323

Liabilities:
Derivative liabilities: (2)
Interest rate contracts	$776	$4	$768	$4
Foreign exchange contracts	5	—	5	—
Short-term borrowed funds (4)	302	—	302	—

Total liabilities	$1,083	$4	$1,075	$4

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2011

		Fair Value Measurements for Assets and Liabilities Measured on a Recurring Basis
	12/31/2010	Level 1	Level 2	Level 3
		(Dollars in millions)
Assets:
Trading securities	$633	$276	$346	$11
Securities available for sale:
U.S. government-sponsored entities (GSE)	103	—	103	—
Mortgage-backed securities issued by GSE	18,344	—	18,344	—
States and political subdivisions	1,909	—	1,790	119
Non-agency mortgage-backed securities	515	—	515	—
Equity and other securities	759	147	605	7
Covered securities	1,539	—	585	954
Loans held for sale (1)	3,176	—	3,176	—
Residential mortgage servicing rights	830	—	—	830
Derivative assets: (2)
Interest rate contracts	926	1	913	12
Foreign exchange contracts	7	—	7	—
Venture capital and similar investments (2) (3)	266	—	—	266

Total assets	$29,007	$424	$26,384	$2,199

Liabilities:
Derivative liabilities: (2)
Interest rate contracts	$996	$10	$949	$37
Foreign exchange contracts	6	—	6	—
Short-term borrowed funds (4)	233	—	233	—

Total liabilities	$1,235	$10	$1,188	$37

(1)	Excludes loans held for sale carried at the lower of cost or market.
(2)	These amounts are reflected in other assets and other liabilities on the Consolidated Balance Sheets.
(3)	Based on an analysis of the nature and risks of these investments, BB&T has determined that presenting these investments as a single class is appropriate.
(4)	Short-term borrowed funds reflect securities sold short positions.

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

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2011

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

U.S. government-sponsored entities (GSE) and Mortgage-backed securities issued by GSE: These are debt securities issued by government sponsored entities. BB&T’s valuations are based on a market approach using observable inputs such as benchmark yields and securities, TBA prices, reported trades, issuer spreads, current bids and offers, monthly payment information and collateral performance.

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

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2011

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

The tables below present reconciliations for the three months ended March 31, 2011 and 2010, respectively, for Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements Using Significant Unobservable Inputs
Three Months Ended March 31, 2011	Trading	States & Political Subdivisions	Equity & Other Securities	Covered Securities	Mortgage Servicing Rights	Net Derivatives	Venture Capital and Similar Investments
	(Dollars in millions)
Balance at January 1, 2011	$11	$119	$7	$954	$830	$(25)	$266
Total realized and unrealized gains or losses:
Included in earnings:
Interest income	—	—	—	18	—	—	—
Mortgage banking income	—	—	—	—	12	(17)	—
Other noninterest income	(3)	—	—	—	—	—	8
Included in other comprehensive income (loss)	—	(9)	(1)	87	—	—	—
Purchases	—	—	—	—	—	—	5
Issuances	—	—	—	—	86	11	—
Sales	—	—	—	—	—	—	(6)
Settlements	(7)	(1)	(1)	—	—	38	(1)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	(57)	(5)	—	—	—	—

Balance at March 31, 2011	$1	$52	$—	$1,059	$928	$7	$272

Net unrealized gains (losses) included in net income relating to assets and liabilities still held at March 31, 2011	$—	$—	$—	$18	$40	$7	$7

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2011

	Fair Value Measurements Using Significant Unobservable Inputs
Three Months Ended March 31, 2010	Trading	States & Political Subdivisions	Equity & Other Securities	Covered Securities	Mortgage Servicing Rights	Net Derivatives	Venture Capital and Similar Investments
	(Dollars in millions)
Balance at January 1, 2010	$93	$210	$9	$668	$832	$(20)	$281
Total realized and unrealized gains or losses:
Included in earnings:
Interest income	—	—	—	16	—	—	—
Mortgage banking income	—	—	—	—	(26)	17	—
Other noninterest income	—	—	—	—	—	—	3
Included in other comprehensive income (loss)	—	1	—	42	—	—	—
Purchases, issuances and settlements	2	(10)	—	—	69	4	(23)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	(76)	—	—	—	—	—	—

Balance at March 31, 2010	$19	$201	$9	$726	$875	$1	$261

Net unrealized gains (losses) included in net income relating to assets and liabilities still held at March 31, 2010	$—	$—	$—	$16	$5	$1	$(1)

BB&T’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. For the three months ended March 31, 2011, BB&T transferred certain state and political subdivision securities out of Level 3 as a result of management’s decision to reclassify them from available for sale to a held to maturity classification which is not recorded at fair value. For the three months ended March 31, 2010, BB&T transferred certain non-agency mortgage-backed securities from Level 3 to Level 2 as a result of increased observable market activity for these securities. There were no gains or losses recognized as a result of the transfers of securities during the three months ended March 31, 2011 or 2010. There were no significant transfers of securities between Level 1 and Level 2 for the three months ended March 31, 2011 or 2010.

BB&T has investments in venture capital funds and other similar investments that are measured at fair value based on the investment’s net asset value. The significant investment strategies for these ventures are primarily equity and subordinated debt in privately-held middle market companies. The majority of these investments are not redeemable and have varying dates for which the underlying assets are expected to be liquidated by distribution through 2021. As of March 31, 2011, restrictions on the ability to sell the investments include, but are not limited to, consent of a majority member or general partner approval for transfer of ownership. There were no investments probable of sale for less than net asset value at March 31, 2011.

The net realized and unrealized gains (losses) reported for mortgage servicing rights assets includes a positive valuation adjustment of $40 million less the realization of expected residential mortgage servicing rights cash flows of $28 million for the three months ended March 31, 2011. For the three months ended March 31, 2010, the net realized and unrealized gains (losses) reported for mortgage servicing rights assets includes a positive valuation adjustment of $5 million less the realization of expected residential mortgage servicing rights cash flows of $31 million. BB&T uses various derivative financial instruments to mitigate the income statement effect of changes in fair value. During the three months ended March 31, 2011 and 2010, the derivative instruments produced losses of $39 million and $1 million, respectively, which offset the valuation adjustments recorded.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2011

The following table details the fair value and unpaid principal balance of loans held for sale at March 31, 2011 and December 31, 2010 that were elected to be carried at fair value.

	March 31, 2011			December 31, 2010
	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance
	(Dollars in millions)
Loans held for sale reported at fair value Total (1)(2)	$2,109	$2,091	$18	$3,176	$3,192	$(16)
Nonaccrual loans	—	—	—	—	—	—
Loans 90 days or more past due and still accruing interest	3	3	—	1	1	—

(1)	The change in fair value is reflected in mortgage banking income.
(2)	Excludes loans held for sale carried at the lower of cost or market.

BB&T may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. Assets measured at fair value on a nonrecurring basis for the periods ended March 31, 2011 and December 31, 2010 that were still held on the balance sheet at March 31, 2011 and December 31, 2010 totaled $2.1 billion and $2.0 billion, respectively. The March 31, 2011 amount consists of $880 million of impaired loans, excluding covered loans, and $1.2 billion of foreclosed real estate, excluding covered foreclosed real estate, that were classified as Level 3 assets. The December 31, 2010 amount consists of $705 million of impaired loans, excluding covered loans, and $1.3 billion of foreclosed real estate, excluding covered foreclosed real estate, that were classified as Level 3 assets. During the three months ended March 31, 2011 and 2010, BB&T recorded $103 million and $159 million, respectively, in losses related to write-downs of impaired loans and $86 million and $125 million, respectively, in losses related to write-downs of foreclosed real estate. These write-downs are generally based on the appraised value of the underlying collateral.

During 2010, BB&T transferred certain problem held for investment loans to loans held for sale. These loans were adjusted to the lower of cost or market on the date of transfer. As of March 31, 2011, approximately $203 million of loans held for sale are being valued on BB&T’s consolidated balance sheet at the lower of cost or market.

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

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2011

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

Securities held to maturity: The fair values of securities held to maturity are based on a market approach using observable inputs such as benchmark yields and securities, TBA prices, reported trades, issuer spreads, current bids and offers, monthly payment information and collateral performance.

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

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2011

The following is a summary of the carrying amounts and fair values of those financial assets and liabilities that BB&T has not recorded at fair value:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in millions)
Financial assets:
Securities held to maturity (1)	$8,333	$8,365	$—	$—
Loans and leases (2)(3)	100,137	98,824	101,380	100,360

Financial liabilities:
Deposits	106,913	102,800	107,213	104,091
Long-term debt	22,591	23,502	21,730	22,733

(1)	The carrying value excludes amounts deferred in other comprehensive income resulting from the transfer of securities available for sale to securities held to maturity. Refer to Note 10 for additional disclosures.
(2)	Includes loans held for sale carried at the lower of cost or market.
(3)	The carrying value is net of the allowance for loan and lease losses.

The following is a summary of the notional or contractual amounts and fair values of BB&T’s off-balance sheet financial instruments as of the periods indicated:

	March 31, 2011		December 31, 2010
	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value
	(Dollars in millions)
Contractual commitments:
Commitments to extend, originate or purchase credit	$36,827	$64	$36,917	$65
Residential mortgage loans sold with recourse	1,534	6	1,624	6
Other loans sold with recourse	4,427	21	4,352	19
Letters of credit and financial guarantees written	6,853	40	7,291	41
Commitments to fund affordable housing investments	295	279	334	316

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2011

NOTE 15.    Derivative Financial Instruments

The following tables set forth certain information concerning BB&T’s derivative financial instruments and related hedged items as of the periods indicated:

Derivative Classifications and Hedging Relationships

	Hedged Item or Transaction	March 31, 2011			December 31, 2010
		Notional Amount	Fair Value		Notional Amount	Fair Value
			Gain (1)	Loss (1)		Gain (1)	Loss (1)
		(Dollars in millions)
Cash Flow Hedges (2):
Interest rate contracts:
Pay fixed swaps	3 month LIBOR funding	$5,950	$7	$(156)	$5,950	$6	$(181)
Caps	3 month LIBOR funding	200	—	—	200	—	—

Total		6,150	7	(156)	6,150	6	(181)

Net Investment Hedges:
Foreign exchange contracts		73	—	(2)	73	—	(2)

Total		73	—	(2)	73	—	(2)

Fair Value Hedges:
Interest rate contracts:
Receive fixed swaps and option trades	Long-term debt	3,870	21	(3)	1,160	25	—
Pay fixed swaps	Commercial Loans	54	—	—	54	—	—
Pay fixed swaps	Municipal securities	355	—	(66)	355	—	(75)

Total		4,279	21	(69)	1,569	25	(75)

Not Designated as Hedges:
Client-related and other risk management
Interest rate contracts:
Receive fixed swaps		9,593	421	(15)	9,872	496	(10)
Pay fixed swaps		9,311	15	(453)	9,514	12	(530)
Other swaps		3,210	2	(1)	3,328	2	(3)
Option trades		1,003	25	(28)	901	29	(30)
Futures contracts		470	—	—	1,747	1	—
Foreign exchange contracts		396	6	(3)	436	7	(4)

Total		23,983	469	(500)	25,798	547	(577)

Mortgage Banking
Interest rate contracts:
Receive fixed swaps		89	—	—	11	—	—
Pay fixed swaps		33	—	—	35	—	—
Interest rate lock commitments		2,164	12	(4)	3,922	12	(37)
When issued securities, forward rate agreements and forward commitments		4,128	8	(17)	7,717	106	(27)
Option trades		500	2	—	400	11	—
Futures contracts		22	—	—	13	1	—

Total		6,936	22	(21)	12,098	130	(64)

Mortgage Servicing Rights
Interest rate contracts:
Receive fixed swaps		2,925	15	(16)	3,225	13	(61)
Pay fixed swaps		2,227	2	(9)	2,536	15	(7)
Option trades		5,410	163	(3)	6,095	192	(11)
Futures contracts		2,297	—	(4)	4,260	—	(10)
When issued securities, forward rate agreements and forward commitments		2,880	5	(1)	3,582	5	(14)

Total		15,739	185	(33)	19,698	225	(103)

Total nonhedging derivatives		46,658	676	(554)	57,594	902	(744)

Total Derivatives		$57,160	$704	$(781)	$65,386	$933	$(1,002)

(1)	Derivatives in a gain position are recorded as Other assets and derivatives in a loss position are recorded as Other liabilities on the Consolidated Balance Sheet.
(2)	Cash flow hedges are hedging the first unhedged forecasted settlements associated with the listed hedged item descriptions.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2011

The Effect of Derivative Instruments on the Consolidated Statements of Income

Three Months Ended March 31, 2011 and 2010

	Effective Portion					Ineffective Portion
	Gain or (Loss) Recognized in OCI		Location of Amounts Reclassified from AOCI into Income	(Gain) or Loss Reclassified from AOCI into Income		Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income (1)
	2011	2010		2011	2010		2011	2010
	(Dollars in millions)
Cash Flow Hedges
Interest rate contracts	$9	$(59)	Total interest income	$(7)	$(16)	Other noninterest income	$—	$—
			Total interest expense	13	5

				$6	$(11)

Net Investment Hedges
Foreign exchange contracts	$(2)	$(3)		$—	$—		$—	$—

	Effective Portion			Ineffective Portion
	Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income		Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income (1)
		2011	2010		2011	2010
	(Dollars in millions)
Fair Value Hedges
Interest rate contracts	Total interest expense	$44	$52	Other noninterest income	$—	$1
Interest rate contracts	Total interest income	(5)	(5)

Total		$39	$47

Not Designated as Hedges
Client-related and other risk management
Interest rate contracts	Other noninterest income	$(3)	$(1)
Foreign exchange contracts	Other nondeposit fees and commissions	2	1
Mortgage Banking
Interest rate contracts	Mortgage banking income (2)	(60)	(20)
Mortgage Servicing Rights
Interest rate contracts	Mortgage banking income	(39)	(1)

Total		$(100)	$(21)

Note:	All amounts for Other Comprehensive Income (OCI) and Accumulated Other Comprehensive Income (AOCI) are stated on a pre-tax basis.
(1)	All gains and losses recognized in income relate to the ineffective portion of the change in the fair value of the derivative. No portion of the change in fair value of the derivative has been excluded from effectiveness testing.
(2)	Mortgage banking income includes amounts that were recorded as part of gain on the sale of loans attributable to the valuation impact of the IRLC. The impact in 2011 was ($1) million and in 2010 was ($5) million.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2011

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

Cash Flow Hedges

BB&T’s floating rate business loans, Federal funds purchased, other overnight funding, FHLB advances, medium-term bank notes and long-term debt expose it to variability in cash flows for interest payments. The risk management objective for these floating rate assets and liabilities is to hedge the variability in the interest payments and receipts on future cash flows for forecasted transactions. These forecasted transactions include interest receipts on commercial loans and interest payments on 3 month LIBOR funding. All of BB&T’s current cash flow hedges are hedging exposure to variability in future cash flows for forecasted transactions related to the payment of variable interest on then existing financial instruments. At March 31, 2011 and December 31, 2010, the maximum length of time over which BB&T is hedging its exposure on such transactions is 6.4 years and 6.6 years, respectively.

For a qualifying cash flow hedge, the portion of changes in the fair value of the derivatives that has been highly effective is recognized in other comprehensive income (loss) until the related cash flows from the hedged item are recognized in earnings. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable of occurring during the forecast period or within a short period thereafter, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately. During the three months ended March 31, 2011 and 2010, BB&T amortized approximately ($6) million and $11 million of unrecognized pre-tax gains (losses) from accumulated other comprehensive income (loss) into net interest income.

At March 31, 2011, BB&T had $38 million of unrecognized losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared to $47 million of unrecognized losses at December 31, 2010. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the next 12 months is a loss totaling approximately $35 million. This includes active hedges and gains and losses related to hedges that were terminated early for which the forecasted transactions are still probable. The proceeds from these terminations were included in cash flows from financing activities.

All cash flow hedges were highly effective for the three months ended March 31, 2011, and the change in fair value attributed to hedge ineffectiveness was not material.

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

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2011

During the three months ended March 31, 2011 and 2010, BB&T terminated certain fair value hedges primarily related to its long-term debt and received proceeds of $16 million and $1 million, respectively. When hedged debt/other financial instruments are retired or redeemed, the amounts associated with the hedge are included as a component of the gain or loss on termination. When a hedge is terminated but the hedged item remains outstanding, the proceeds from the termination of these hedges have been reflected as part of the carrying value of the underlying debt/other financial instrument and are being amortized to earnings over its estimated remaining life. The proceeds from these terminations were included in cash flows from financing activities. There were no hedge unwinds associated with debt retirement during 2010. During the three months ended March 31, 2011 and 2010, BB&T recognized pre-tax benefits of $29 million and $12 million respectively through reductions of interest expense from previously unwound hedges.

Derivatives Not Designated As Hedges

Derivatives not designated as a hedge include those that are entered into as either balance sheet risk management instruments or to facilitate client needs. Balance sheet risk management hedges are those hedges that do not qualify to be treated as a cash flow hedge, a fair value hedge or a foreign currency hedge for accounting purposes, but are necessary to economically manage the risk associated with an asset or liability.

This category of hedges includes derivatives that hedge mortgage banking operations and mortgage servicing rights (“MSRs”). For mortgage loans originated for sale, BB&T is exposed to changes in market rates and conditions subsequent to the interest rate lock and funding date. BB&T’s risk management strategy related to its interest rate lock commitment derivatives and loans held for sale includes using mortgage-based derivatives such as forward commitments and options in order to mitigate market risk. For MSRs, BB&T uses various derivative instruments to mitigate the income statement effect of changes in the fair value of its MSRs. For the three months ended March 31, 2011, BB&T recorded a loss totaling $39 million related to these derivatives which was offset by an increase in the carrying value of mortgage servicing assets totaling $40 million. For the three months ended March 31, 2010, BB&T recognized a $1 million loss on these derivatives, which was offset by an increase in the carrying value of mortgage servicing assets that totaled $5 million.

BB&T also held, as risk management instruments, other derivatives not designated as hedges primarily to facilitate transactions on behalf of its clients, as well as activities related to balance sheet management.

Net Investment Hedges

In connection with a long term investment in a foreign subsidiary, BB&T is exposed to changes in the carrying value of its investment as a result of changes in the related foreign exchange rate. At March 31, 2011 and December 31, 2010, BB&T used derivatives to hedge the variability in the value of its $73 million investment. For net investment hedges, changes in value of qualifying hedges are deferred in other comprehensive income (loss) when the terms of the derivative match the notional and currency risk being hedged. At March 31, 2011 and December 31, 2010, accumulated other comprehensive income (loss) reflected unrecognized after-tax losses totaling $13 million and $11 million, respectively, related to cumulative changes in the fair value of BB&T’s net investment hedge.

Derivatives Credit Risk

Credit risk related to derivatives arises when amounts receivable from counterparty exceed those payable to the same counterparty. BB&T addresses the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans or other extensions of credit and by requiring collateral. Dealer counterparties operate under agreements to provide cash and/or liquid collateral when unsecured loss positions exceed certain negotiated limits.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2011

As of March 31, 2011 BB&T had received cash collateral totaling $44 million related to derivatives in a gain position totaling $49 million and had posted collateral totaling $511 million related to derivatives in a loss position of similar value. As of December 31, 2010, BB&T had received cash collateral totaling $33 million, to cover derivatives in a gain position of similar value and had posted collateral totaling $605 million related to derivatives in a loss position totaling $612 million. In the event that BB&T’s credit ratings had been downgraded below investment grade, the amount of collateral posted would have increased by $3 million and $10 million as of March 31, 2011 and December 31, 2010, respectively.

After collateral postings are considered, BB&T had $5 million of unsecured positions in a gain with derivative dealers at March 31, 2011 and had collateral sufficient to secure derivatives in a gain at December 31, 2010. All of the derivative contracts to which BB&T is a party settle monthly, quarterly or semiannually. In the case of contracts with derivative dealers, BB&T only transacts with dealers that are national market makers with strong credit ratings. Further, BB&T has netting agreements with the dealers with which it does business. Because of these factors, BB&T’s credit risk exposure related to derivative dealers at March 31, 2011 and December 31, 2010 was not material.

NOTE 16.    Computation of Earnings Per Share

The basic and diluted earnings per share calculations are presented in the following table:

	Three Months Ended March 31,
	2011	2010
	(Dollars in millions, except per share data, shares in thousands)
Basic Earnings Per Share:
Net income available to common shareholders	$225	$188

Weighted average number of common shares	695,309	690,792

Basic earnings per share	$0.32	$0.27

Diluted Earnings Per Share:
Net income available to common shareholders	$225	$188

Weighted average number of common shares	695,309	690,792
Add:
Effect of dilutive outstanding equity-based awards	8,792	7,883

Weighted average number of diluted common shares	704,101	698,675

Diluted earnings per share	$0.32	$0.27

For the three months ended March 31, 2011 and 2010, respectively, the number of antidilutive options was 34.3 million and 33.2 million.

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

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2011

BB&T emphasizes revenue growth by focusing on client service, sales effectiveness and relationship management. The segment results contained herein are presented based on internal management accounting policies that were designed to support these strategic objectives. Unlike financial accounting, there is no comprehensive authoritative body of guidance for management accounting equivalent to GAAP. The performance of the segments is not comparable with BB&T’s consolidated results or with similar information presented by any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities.

Allocation methodologies are subject to periodic adjustment as the internal management accounting system is revised and business or product lines within the segments change. Also, because the development and application of these methodologies is a dynamic process, the financial results presented may be periodically revised.

Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2010 for a description of internal accounting policies and the basis of segmentation, including a description of the segments presented in the accompanying tables.

BB&T Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2011

The following tables disclose selected financial information with respect to BB&T’s reportable business segments for the periods indicated:

BB&T Corporation

Reportable Segments

Three Months Ended March 31, 2011 and 2010

	Community Banking		Residential Mortgage Banking		Sales Finance		Specialized Lending		Insurance Services
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
	(Dollars in millions)
Net interest income (expense)	$483	$428	$254	$238	$89	$99	$228	$211	$1	$1
Net funds transfer pricing (FTP)	428	568	(183)	(184)	(52)	(65)	(42)	(48)	3	3

Net interest income (expense) and FTP	911	996	71	54	37	34	186	163	4	4

Economic provision for loan and lease losses	214	306	84	180	5	(1)	41	83	—	—
Noninterest income	201	304	75	78	—	—	43	31	249	250
Intersegment net referral fees (expense)	39	34	—	—	(3)	(3)	—	—	—	—
Noninterest expense	544	585	66	56	7	8	74	68	198	201
Allocated corporate expenses	221	197	7	6	3	2	10	10	15	14

Income (loss) before income taxes	172	246	(11)	(110)	19	22	104	33	40	39
Provision (benefit) for income taxes	61	91	(4)	(41)	7	8	39	12	15	15

Segment net income (loss)	$111	$155	$(7)	$(69)	$12	$14	$65	$21	$25	$24

Identifiable segment assets (period end)	$59,092	$61,828	$21,662	$18,895	$6,898	$6,385	$8,446	$7,858	$1,175	$1,138

	Financial Services		Treasury		All Other Segments (1)		Parent/Reconciling Items		Total BB&T Corporation
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
	(Dollars in millions)
Net interest income (expense)	$9	$8	$(68)	$136	$48	$42	$241	$151	$1,285	$1,314
Net funds transfer pricing (FTP)	23	24	(82)	(195)	(46)	(45)	(49)	(58)	—	—

Net interest income (expense) and FTP	32	32	(150)	(59)	2	(3)	192	93	1,285	1,314

Economic provision for loan and lease losses	3	1	—	—	(8)	2	1	4	340	575
Noninterest income	158	140	(2)	18	13	12	(23)	11	714	844
Intersegment net referral fees (expense)	5	3	—	—	—	—	(41)	(34)	—	—
Noninterest expense	145	131	4	5	16	17	318	270	1,372	1,341
Allocated corporate expenses	3	5	3	1	1	(3)	(263)	(232)	—	—

Income (loss) before income taxes	44	38	(159)	(47)	6	(7)	72	28	287	242
Provision (benefit) for income taxes	16	14	(79)	(37)	(10)	(15)	8	1	53	48

Segment net income (loss)	$28	$24	$(80)	$(10)	$16	$8	$64	$27	$234	$194

Identifiable segment assets (period end)	$3,124	$3,050	$30,681	$37,239	$6,906	$5,557	$19,055	$21,750	$157,039	$163,700

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, regarding the financial condition, results of operations, business plans and the future performance of BB&T that are based on the beliefs and assumptions of the management of BB&T and the information available to management at the time that these disclosures were prepared. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “projects,” “may,” “will,” “should,” and other similar expressions are intended to identify these forward-looking statements. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. Such factors include, but are not limited to, the following:

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

These and other risk factors are more fully described in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2010 under the section entitled “Risk Factors Related to BB&T’s Business,” and from time to time, in other filings with the Securities and Exchange Commission (“SEC”). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those expressed in any forward-looking statements. Except to the extent required by applicable law or regulation, BB&T undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2011

Regulatory Considerations

BB&T and its subsidiaries and affiliates are subject to numerous examinations by federal and state banking regulators, as well as the SEC, the Financial Industry Regulatory Authority, and various state insurance and securities regulators. BB&T and its subsidiaries have from time to time received requests for information from regulatory authorities in various states, including state insurance commissions and state attorneys general, securities regulators and other regulatory authorities, concerning their business practices. Such requests are considered incidental to the normal conduct of business. Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional disclosures with respect to laws and regulations affecting the Company’s businesses.

Critical Accounting Policies

The accounting and reporting policies of BB&T Corporation and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. BB&T’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Different assumptions in the application of these policies could result in material changes in BB&T’s consolidated financial position and/or consolidated results of operations and related disclosures. The more critical accounting and reporting policies include BB&T’s accounting for the allowance for loan and lease losses and reserve for unfunded lending commitments, determining fair value of financial instruments, intangible assets and other purchase accounting related adjustments associated with mergers and acquisitions, costs and benefit obligations associated with BB&T’s pension and postretirement benefit plans, and income taxes. Understanding BB&T’s accounting policies is fundamental to understanding BB&T’s consolidated financial position and consolidated results of operations. Accordingly, BB&T’s significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in detail in Note 1 in the “Notes to Consolidated Financial Statements” in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2011

Fair Value of Financial Instruments

A significant portion of BB&T’s assets and certain liabilities are financial instruments carried at fair value. This includes securities available for sale, trading securities, derivatives, certain loans held for sale, residential mortgage servicing rights, certain short-term borrowings and venture capital investments. At March 31, 2011, the percentage of total assets and total liabilities measured at fair value on a recurring basis was 14.4% and less than 1%, respectively. The percentage of total assets measured at fair value declined from December 31, 2010 as a result of the transfer of securities available for sale to securities held to maturity during the first quarter of 2011. The vast majority of assets and liabilities carried at fair value are based on either quoted market prices or market prices for similar instruments. At March 31, 2011, 10.3% of assets measured at fair value on a recurring basis were based on significant unobservable inputs. This is approximately 1% of BB&T’s total assets. See Note 14 “Fair Value Disclosures” in the “Notes to Consolidated Financial Statements” herein for additional disclosures regarding the fair value of financial instruments.

Securities

The fair values for available-for-sale and trading securities are generally based upon quoted market prices or observable market prices for similar instruments. BB&T generally utilizes a third-party pricing service in determining the fair value of its securities portfolio. The pricing service uses observable inputs when available including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids and offers. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment by management. As of March 31, 2011, BB&T had approximately $1.1 billion of available-for-sale securities, which is less than 1% of total assets, valued using unobservable inputs. This total primarily comprises non-agency mortgage backed securities that are covered by a loss sharing agreement with the FDIC.

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

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2011

fair value estimates and assumptions are compared to observable market data and to recent market activity and actual portfolio experience. Due to the nature of the valuation inputs, MSRs are classified within Level 3 of the valuation hierarchy. The value of MSRs is significantly affected by mortgage interest rates available in the marketplace, which influence mortgage loan prepayment speeds. In general, during periods of declining interest rates, the value of MSRs declines due to increasing prepayments attributable to increased mortgage-refinance activity. Conversely, during periods of rising interest rates, the value of MSRs generally increases due to reduced refinance activity. Commercial MSRs are carried at lower of cost or market and amortized over the estimated period that servicing income is expected to be received based on projections of the amount and timing of estimated future cash flows. The amount and timing of servicing asset amortization is updated based on actual results and updated projections. In addition, BB&T has approximately $13 million of residential MSRs that are valued at the lower of cost or market. These MSRs are associated with government sponsored programs that have prepayment assumptions that are difficult to model, which make it difficult to hedge the associated risk.

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

In addition, as of March 31, 2011, BB&T held $203 million of commercial loans accounted for at the lower of cost or market in the loans held for sale portfolio. This includes $189 million of nonaccrual loans that were originated as loans held for investment and transferred to the loans held for sale portfolio based on management’s nonperforming asset disposition strategy. In addition, commercial loans held for sale includes a single performing loan of $14 million that was sold in early April 2011.

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

Venture Capital and Similar Investments

BB&T has venture capital and similar investments that are carried at fair value. Changes in the fair value of these investments are recorded in other noninterest income each period. In many cases there are no observable market values for these investments and therefore management must estimate the fair value based on a comparison of the operating performance of the company to multiples in the marketplace for similar entities. This analysis requires significant judgment and actual values in a sale could differ materially from those estimated. As of March 31, 2011, BB&T had $272 million of venture capital investments, which is less than 1% of total assets.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2011

Intangible Assets

BB&T’s mergers and acquisitions are accounted for using the acquisition method of accounting. Under the acquisition method, BB&T is required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which often involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques, all of which are inherently subjective. The amortization of identified intangible assets is based upon the estimated economic benefits to be received, which is also subjective. Acquisitions typically result in goodwill, which is subject to ongoing periodic impairment tests based on the fair value of net assets acquired compared to their carrying value. Refer to Note 1 in the “Notes to Consolidated Financial Statements” in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2010 for a description of BB&T’s impairment testing process. The major assumptions used in the impairment testing process include the estimated future cash flows of each business unit and discount rates. Discount rates are unique to each business unit and are based upon the cost of capital specific to the industry in which the business unit operates. As a result of the challenging economic environment, management continues to monitor closely the excess of the fair value over the carrying value of several reporting units. A continuing period of depressed market conditions, or further market deterioration, may result in impairment of goodwill in the future.

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

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2011

EXECUTIVE SUMMARY

Consolidated net income for the first quarter of 2011 totaled $234 million, up $40 million, or 20.6%, compared to $194 million earned during the first quarter of 2010. Consolidated net income available to common shareholders for the first quarter of 2011 totaled $225 million, an increase of $37 million, or 19.7%, compared to $188 million earned during the same period in 2010. On a diluted per common share basis, earnings for the three months ended March 31, 2011 were $0.32, compared to $0.27 for the same period in 2010, an increase of 18.5%. BB&T’s results of operations for the first quarter of 2011 produced an annualized return on average assets of 0.60% and an annualized return on average common shareholders’ equity of 5.48% compared to prior year ratios of 0.48% and 4.59%, respectively.

BB&T’s net interest income decreased 2.2% compared to the first quarter of 2010, as a result of a decline in average earning assets of $6.8 billion due to the balance sheet deleverage strategy that was executed in the second quarter of 2010, which was partially offset by a higher net interest margin. The net interest margin was 4.01% for the first quarter of 2011, up 13 basis points compared to the same period of 2010. Noninterest income declined 15.4% as a result of losses related to commercial loans held for sale in connection with management’s asset disposition strategy and a reduction from the FDIC loss share asset, which is offset by higher interest income on the loans and securities and lower provisions for credit losses compared to the first quarter of 2010. Excluding these items, noninterest income was relatively flat compared to the first quarter of 2010. Noninterest expenses were up $31 million, or 2.3%, in the first quarter of 2011 compared with the corresponding period of 2010 due primarily to higher personnel costs that were partially offset by lower foreclosed property expenses.

BB&T’s total assets at March 31, 2011 were $157.0 billion, a slight decrease compared to December 31, 2010. Total loans and leases at March 31, 2011 were $104.9 billion, a decrease of $2.4 billion, or 2.2%, compared to the balance at year-end. The decrease in total loans and leases included decreases of $1.4 billion in loans held for sale and $391 million in covered loans acquired in the Colonial acquisition. Securities available for sale decreased $5.3 billion compared to the balances at December 31, 2010, as $8.3 billion in securities were transferred to the held to maturity portfolio.

Total client deposits at March 31, 2011 were $103.6 billion, an increase of $3.5 billion, or 3.5%, from December 31, 2010. Total deposits, which include wholesale deposits sources, totaled $106.9 billion at March 31, 2011, a slight decrease compared to December 31, 2010. The increase in client deposits was a result of strong growth in lower cost deposits, which more than offset a decline in higher-rate certificates of deposit. BB&T also has seen an improvement in the deposit mix, with noninterest-bearing accounts representing 21.1% of total client deposits at March 31, 2011, compared with 20.6% at December 31, 2010.

Total shareholders’ equity increased $172 million, or 1.0%, compared to December 31, 2010. The Tier 1 common ratio was 9.3% and 9.1% at March 31, 2011 and December 31, 2010, respectively. In addition, the Tier 1 risk-based capital and total risk-based capital ratios were 12.1% and 15.8% at March 31, 2011, respectively, compared to 11.8% and 15.5%, respectively, at December 31, 2010. BB&T’s risk-based and tangible capital ratios remain well above regulatory standards for well-capitalized banks. As of March 31, 2011, measures of tangible capital were not required by the regulators and, therefore, were considered non-GAAP measures. Refer to the section titled “Capital Adequacy and Resources” herein for a discussion of how BB&T calculates and uses these measures in the evaluation of the Company.

Total nonperforming assets, excluding covered assets, were $3.9 billion at March 31, 2011, a decrease of $108 million, or 2.7%, compared to December 31, 2010. This is the fourth consecutive quarterly decline in nonperforming assets. The decline in nonperforming assets reflects the continuation of the nonperforming asset disposition strategy that was initiated during the second quarter of 2010. The provision for credit losses for the first quarter of 2011 declined $235 million, or 40.9%, compared to the first quarter of 2010, as improving credit resulted in lower provision expense. Net charge-offs for the first quarter of 2011 were $71 million lower than the first quarter of 2010 and the level of nonperforming assets, loan delinquencies and the outlook for future credit losses continued to improve.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2011

During the first quarter of 2011, the Federal Reserve completed a review of BB&T’s capital plan, along with the plans of the other 18 largest financial institutions. The Federal Reserve had no objections to BB&T’s plan to increase the dividend on common stock. Following this determination, BB&T’s Board of Directors increased the quarterly dividend amount to $0.16 per share, a 6.7% increase compared to the prior quarterly amount. In addition, the Board of Directors declared a special $0.01 per share dividend. BB&T also made the decision to retire all of its $3.2 billion in trust preferred securities by the end of 2013. In advance of retiring these instruments, management plans to issue approximately $1.75 billion of Tier 1 qualifying instruments in order to maximize the amount of these types of instruments allowable under the Basel III capital standards.

Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information with respect to BB&T’s recent accomplishments and significant challenges. The factors causing the fluctuations in the major balance sheet and income statement categories for the first quarter of 2011 are further discussed in the following sections.

ANALYSIS OF FINANCIAL CONDITION

Securities

Securities available for sale totaled $17.9 billion at March 31, 2011, a decrease of $5.3 billion, or 22.8%, compared with December 31, 2010. During the first quarter of 2011, BB&T reclassified approximately $8.3 billion from securities available for sale to securities held to maturity. Management determined that it has both the positive intent and ability to hold these securities to maturity. The reclassification of these securities was accounted for at fair value. Management transferred these securities to mitigate possible negative impacts on its regulatory capital under the Basel III capital standards.

Average securities for the first quarter of 2011 were $25.1 billion, a decrease of $7.9 billion, or 24.0%, compared with the average balance during the first quarter of 2010. The decline in average securities reflects the deleveraging strategy executed during the second quarter of 2010. In connection with this strategy, management reduced the balance sheet by approximately $8 billion through the sale of securities.

During the first quarter of 2011, management sold certain equity securities that were held in connection with its nonqualified defined benefit pension plan. The sale of these securities produced a gain of $21 million. In addition, BB&T recognized other-than-temporary impairment charges of $21 million on certain non-agency mortgage backed securities.

The annualized fully taxable equivalent (“FTE”) yield on the average securities portfolio for the first quarter of 2011 was 2.59%, which represents a decrease of 167 basis points compared to the annualized yield earned during the first quarter of 2010. The decrease in the annualized FTE yield on the average securities portfolio was a result of management’s efforts to deleverage and de-risk the portfolio during 2010. The securities purchased were primarily floating rate securities with lower yields.

On March 31, 2011, BB&T held certain investment securities having continuous unrealized loss positions for more than 12 months. All of these losses were in non-agency mortgage-backed and municipal securities. At March 31, 2011, all of the available-for-sale debt securities in an unrealized loss position, excluding those covered by FDIC loss sharing agreements, were investment grade with the exception of two municipal bonds with an amortized cost of $8 million and nine non-agency mortgage-backed securities with an amortized cost of $537 million. At March 31, 2011, the total unrealized loss on these non-investment grade securities was $99 million. All of the non-investment grade securities referenced above were initially investment grade and have been downgraded since purchase.

See Note 2 “Securities” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to BB&T’s evaluation of securities for other-than-temporary impairment.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2011

Loans and Leases

BB&T emphasizes commercial lending to small and medium-sized businesses, consumer lending, mortgage lending and specialized lending with an overall goal of maximizing the profitability of the loan portfolio while maintaining strong asset quality. For the first quarter of 2011, average total loans were $105.3 billion, a slight increase compared to the same period in 2010.

The following table presents the composition of average loans and leases for the three months ended March 31, 2011 and 2010, respectively:

Table 1

Composition of Average Loans and Leases

	Three Months Ended March 31,
	2011		2010
	Balance	% of total	Balance	% of total
	(Dollars in millions)
Commercial loans and leases
Commercial and industrial	$33,433	31.8%	$31,498	30.1%
Commercial real estate—other	11,368	10.8	12,296	11.8
Commercial real estate—residential ADC	3,281	3.1	5,586	5.3
Direct retail lending	13,672	13.0	14,165	13.6
Sales finance	7,080	6.7	6,406	6.1
Revolving credit	2,082	2.0	1,991	1.9
Residential mortgage	17,926	17.0	15,459	14.8
Specialized lending	7,797	7.4	7,479	7.2
Other acquired	57	0.1	108	0.1

Total average loans and leases held for investment (excluding covered loans)	96,696	91.9	94,988	90.9
Covered	5,927	5.6	7,642	7.3

Total average loans and leases held for investment	102,623	97.5	102,630	98.2
Loans held for sale	2,671	2.5	1,838	1.8

Total average loans and leases	$105,294	100.0%	$104,468	100.0%

Average commercial and industrial loans were up $1.9 billion, or 6.1%, for the first three months of 2011 compared to the same period in 2010. The increase in the commercial and industrial portfolio is largely a result of the management’s focused efforts at growing this component of the loan portfolio. Average commercial real estate—residential, acquisition and development loans (“ADC”) have declined $2.3 billion in the past twelve months, from $5.6 billion at March 31, 2010 to $3.3 billion at March 31, 2011. Average commercial real estate—other loans declined 7.5% compared to the first quarter of 2010. The decline in commercial real estate lending reflects management’s decision to lower exposures to higher-risk real estate lending during the economic downturn.

Average direct retail loans declined 3.5% for the first quarter of 2011 compared to the first quarter of 2010. This portfolio is primarily home equity loans and lines to individuals and has been negatively affected by the downturn in the residential real estate markets. In addition, the residential lot/land component of this portfolio has been declining, as management continues to reduce exposures to these types of loans.

Average residential mortgage loans held for investment increased $2.5 billion, or 16.0%, for the first quarter of 2011 compared to the first quarter of 2010. The vast majority of new residential mortgage originations were being sold in the secondary market until the third quarter of 2010 when management made the election to retain a portion of its 10 to 15 year fixed-rate and adjustable rate mortgage production.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2011

Average sales finance loans increased $674 million, or 10.5%, compared to the first quarter of 2010, as a result of improvement in prime automobile lending. Average specialized lending loans increased 4.3% for the first quarter of 2011 compared to the first quarter of 2010. The growth in the specialized lending portfolio was primarily in small ticket finance and nonprime automobile loans.

Average loans held for sale increased $833 million, or 45.3%, compared to the first quarter of 2010, primarily due to low levels of refinance activity in the prior year. In addition, the current year includes commercial loan balances related to management’s nonperforming asset disposition strategy.

The annualized FTE yield for the total loan portfolio for the first quarter of 2011 was 5.94% compared to 5.65% in the first quarter of 2010. The increase in the FTE yield on the total loan portfolio was primarily the result of the covered and other acquired loans from the Colonial acquisition and results from higher expected cash flows based on the quarterly cash flow reassessment process required by acquisition accounting. A significant portion of the increased yield is offset by a decrease in FDIC loss share income.

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

At March 31, 2011, approximately $1.0 billion of BB&T’s construction loan portfolio, excluding covered loans, had active interest reserves (i.e., current funding of interest charges through a reserve). Interest income related to loans with active interest reserves totaled approximately $9 million, which represented less than 1% of total interest income for the quarter ended March 31, 2011.

Other Interest-Earning Assets

Average other interest-earning assets totaled $3.0 billion for the first quarter of 2011, compared to $2.7 billion for the same period of 2010. The increase in average other interest-earning assets was primarily due to an increase of $464 million in average balances of interest-bearing deposits due from banks compared to the first quarter of 2010. The average yield on other interest-earning assets was 0.80% for the first quarter of 2011 compared to 0.53% for the first quarter of 2010.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2011

Noninterest-Earning Assets

BB&T’s other noninterest-earning assets, including premises and equipment, goodwill, core deposit and other intangible assets, residential mortgage servicing rights, FDIC loss share receivable and noninterest-bearing cash and due from banks, decreased $636 million from December 31, 2010 to March 31, 2011. The decline in this category was primarily due to a reduction in the FDIC loss share receivable of $342 million, due to reimbursements received, and a decline in derivative asset positions of $229 million.

Deposits

Deposits totaled $106.9 billion at March 31, 2011, a slight decrease from December 31, 2010. Client deposits generated through the BB&T banking network are the largest source of funds used to support asset growth. Client deposits totaled $103.6 billion at March 31, 2011, an increase of $3.5 billion, or 3.5%, from December 31, 2010. The increase in client deposits was primarily due to increases in noninterest-bearing deposits and other client deposits, which include money market deposit accounts, savings accounts, individual retirement accounts and other time deposits, which was partially offset by a decline in client certificates of deposit. Other interest-bearing deposits, which are primarily Eurodollar deposits and negotiable certificates of deposits, declined $3.8 billion compared to December 31, 2010, as the strong growth in client deposits limited the need for these types of funding sources.

The following table presents the composition of average deposits for the three months ended March 31, 2011 and 2010:

Table 2

Composition of Average Deposits

	Three Months Ended March 31,
	2011		2010
	Balance	% of total	Balance	% of total
	(Dollars in millions)
Noninterest-bearing deposits	$20,990	19.9%	$18,464	16.6%
Interest checking	3,594	3.4	3,745	3.4
Other client deposits	55,909	52.9	51,712	46.5
Client certificates of deposit	21,081	20.0	30,833	27.8

Total client deposits	101,574	96.2	104,754	94.3
Other interest-bearing deposits	4,040	3.8	6,277	5.7

Total average deposits	$105,614	100.0%	$111,031	100.0%

Average deposits for the first quarter of 2011 decreased $5.4 billion, or 4.9%, compared to the same period in 2010. The decline in average deposits reflects the balance sheet deleverage executed in the second quarter of 2010, which was partially offset by strong organic deposit growth. Client certificates of deposit and other interest-bearing deposits decreased $9.8 billion and $2.2 billion, respectively, compared to the first quarter of 2010. The categories of deposits with the highest growth for the first quarter of 2011 compared to the first quarter of 2010 were other client deposits which increased $4.2 billion, or 8.1%, and noninterest-bearing deposits, which increased $2.5 billion, or 13.7%.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2011

The overall mix of deposits continues to improve, as average noninterest-bearing deposits represented 19.9% of total deposits at March 31, 2011 compared to 16.6% at March 31, 2010. The average rate for interest-bearing deposits for the first quarter of 2011 was 0.82% compared to 1.14%, reflecting the runoff of higher-rate certificates of deposit and growth in other lower-cost client deposits.

Borrowings

While client deposits remain the primary source for funding loan originations and other balance sheet growth, BB&T uses short-term borrowings as a supplementary funding source. Short-term borrowings used by BB&T include Federal funds purchased, securities sold under repurchase agreements, master notes, commercial paper, U.S. Treasury tax and loan deposit notes and short-term bank notes. All of BB&T’s securities sold under repurchase agreements are reflected as collateralized borrowings on the balance sheet. At March 31, 2011, short-term borrowings totaled $5.2 billion, a decrease of $487 million, or 8.6%, compared to December 31, 2010. The decrease in these borrowings compared to December 31, 2010, primarily reflects strong growth in client deposits which has reduced the Corporation’s reliance on short-term funding.

BB&T also utilizes long-term debt to provide both funding, and to a lesser extent, regulatory capital. Long-term debt consists of Federal Home Loan Bank advances to Branch Bank, corporate senior and subordinated notes, senior and subordinated notes issued by Branch Bank, and junior subordinated debentures issued by BB&T. Long-term debt totaled $22.6 billion at March 31, 2011, an increase of $861 million, or 4.0%, from the balance at December 31, 2010. The increase in long-term debt reflects the issuance of $1 billion of senior notes in March 2011, with an interest rate of 3.20% due March 2016. The proceeds from this issuance will be used for general corporate funding purposes.

Early in the second quarter of 2011, BB&T issued $1 billion in senior notes consisting of $700 million with a fixed interest rate of 2.05%, and $300 million with a floating interest rate. The proceeds from this issuance will be used for general corporate purposes.

For the first quarter of 2011, the average annualized FTE rate paid on short-term borrowings was 0.30% compared to 0.23% during the first quarter of 2010. The average annualized rate paid on long-term debt for the first quarter of 2011 was 3.97% compared to 3.82% for the same period in 2010.

Shareholders’ Equity

Total shareholders’ equity at March 31, 2011 was $16.7 billion, an increase of 1.0% compared to December 31, 2010. BB&T’s book value per common share at March 31, 2011 was $23.86, compared to $23.67 at December 31, 2010.

BB&T’s tangible shareholders’ equity available to common shareholders was $10.9 billion at March 31, 2011, an increase of $141 million, or 1.3%, compared to December 31, 2010. BB&T’s tangible book value per common share at March 31, 2011 was $15.59 compared to $15.43 at December 31, 2010. As of March 31, 2011, measures of tangible capital were not required by the regulators and, therefore, were considered non-GAAP measures. Refer to the section titled “Capital Adequacy and Resources” herein for a discussion of how BB&T calculates and uses these measures in the evaluation of the Company.

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

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2011

quarter of 2010 as management believed that pricing for distressed assets had improved. This strategy continued throughout the third and fourth quarters of 2010 and into 2011. A total of $1.9 billion in unpaid principal balances in commercial loans were transferred into held for sale under the nonperforming asset disposition strategy during 2010. Of this amount, only $377 million remains to be sold at March 31, 2011 with a carrying value of $189 million. The life-to-date loss percentage on commercial loans that were part of this strategy was 51%. BB&T recorded losses and write-downs of $74 million during the first quarter of 2011 in connection with this program.

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

Given the significant amount of acquired loans that are past due but still accruing, BB&T believes the inclusion of these loans in certain asset quality ratios including “Loans 30-89 days past due and still accruing as a percentage of total loans and leases,” “Loans 90 days or more past due and still accruing as a percentage of total loans and leases,” “Nonperforming loans and leases as a percentage of total loans and leases” and certain other asset quality ratios that reflect nonperforming assets in the numerator or denominator (or both) results in significant distortion to these ratios. In addition, because charge-offs related to the acquired loans are recorded against the nonaccretable balance, the net charge-off ratio, including the acquired loans, is lower for portfolios that have significant amounts of acquired loans. The inclusion of these loans in the asset quality ratios described above could result in a lack of comparability across quarters or years, and could negatively impact comparability with other portfolios that were not impacted by acquisition accounting. BB&T believes that the presentation of asset quality measures excluding covered loans and related amounts from both the numerator and denominator provides better perspective into underlying trends related to the quality of its loan portfolio. Accordingly, the asset quality measures in Table 4-2 present asset quality information both on a consolidated basis as well as excluding the covered assets and related amounts.

Consistent with BB&T’s belief that the presentation of certain asset quality measures excluding the impact of covered loans is more meaningful, certain information reflected in Tables 5-1, 5-2 and 5-3 has been adjusted to exclude the impact of covered loans and foreclosed property. These adjustments have been identified and explained in the footnotes to each table.

Nonperforming assets, which are composed of foreclosed real estate, repossessions, nonaccrual loans and certain restructured loans, totaled $4.2 billion (or $3.9 billion excluding covered loans and foreclosed property) at March 31, 2011, compared to $4.3 billion (or $4.0 billion excluding covered loans and foreclosed property) at December 31, 2010. The decrease in nonperforming assets included a decrease of $332 million in nonperforming loans held for sale, which was partially offset by an increase of $278 million in nonperforming loans and leases held for investment. As a percentage of loans and leases plus foreclosed property, nonperforming assets were 3.97% at March 31, 2011 (or 3.85% excluding covered loans and foreclosed property) compared with 3.94% (or

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2011

3.88% excluding covered loans and foreclosed property) at December 31, 2010. Loans 90 days or more past due and still accruing interest, excluding government guaranteed loans and loans covered by FDIC loss share agreements, totaled $263 million at March 31, 2011, compared with $295 million at year-end 2010, a decline of 10.8%. The balance of loans 90 days or more past due and still accruing interest is at its lowest point since the first quarter of 2008. Loans 30-89 days past due, excluding government guaranteed loans and loans covered by FDIC loss share agreements, totaled $1.1 billion at March 31, 2011, which was a decline of $309 million, or 21.9%, compared with $1.4 billion at year-end 2010. The decline in loans 30-89 days past due was primarily due to improving trends across all loan portfolios. The balance of loans 30-89 days past due was at its lowest level since the second quarter of 2007. BB&T’s net charge-offs totaled $404 million for the first quarter of 2011 and amounted to 1.56% of average loans and leases, on an annualized basis (or 1.65% excluding covered loans), compared to $475 million, or 1.84% of average loans and leases, on an annualized basis (or 1.99% excluding covered loans), in the corresponding period in 2010.

The allowance for credit losses, which totaled $2.7 billion and $2.8 billion at March 31, 2011 and December 31, 2010, respectively, consists of the allowance for loan and lease losses, which is presented on the Consolidated Balance Sheets, and the reserve for unfunded lending commitments, which is included in other liabilities on the Consolidated Balance Sheets. The allowance for loan and lease losses amounted to 2.58% of loans and leases held for investment at March 31, 2011 (or 2.58% excluding covered loans), compared to 2.62% (or 2.63% excluding covered loans) at year-end 2010. Refer to Note 4 “Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments” in the “Notes to Consolidated Financial Statements” for additional disclosures.

The following table presents an estimated allocation of the allowance for loan and lease losses at March 31, 2011 and December 31, 2010. This allocation of the allowance for loan and lease losses is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 3

Allocation of Allowance for Loan and Lease Losses by Category

	March 31, 2011		December 31, 2010
	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in millions)
Balances at end of period applicable to:
Commercial loans and leases
Commercial and industrial	$535	32.8%	$621	32.8%
Commercial real estate—other	497	11.0	446	11.0
Commercial real estate—residential ADC	421	2.9	469	3.3
Direct retail lending	245	13.3	246	13.3
Sales finance	43	6.9	47	6.8
Revolving credit	105	2.0	109	2.1
Residential mortgage	328	17.8	298	17.0
Specialized lending	193	7.6	198	7.7
Covered loans	144	5.7	144	6.0
Unallocated	130	—	130	—

Total allowance for loan and lease losses	2,641	100.0%	2,708	100.0%

Reserve for unfunded lending commitments	50		47

Total allowance for credit losses	$2,691		$2,755

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2011

Asset quality statistics for the last five calendar quarters are presented in the accompanying tables.

Table 4-1

Asset Quality Analysis

	Three Months Ended
	3/31/2011	12/31/2010	9/30/2010	6/30/2010	3/31/2010
	(Dollars in millions)
Allowance For Credit Losses
Beginning balance	$2,755	$2,650	$2,753	$2,759	$2,672
Provision for credit losses (excluding covered loans)	340	543	743	652	556
Provision for covered loans	—	100	27	(2)	19
Charge-offs
Commercial loans and leases (1)
Commercial and industrial	(78)	(103)	(143)	(65)	(62)
Commercial real estate—other	(68)	(125)	(244)	(47)	(54)
Commercial real estate—residential ADC	(71)	(107)	(285)	(165)	(108)
Direct retail lending	(78)	(87)	(83)	(82)	(86)
Sales finance loans	(10)	(12)	(10)	(10)	(16)
Revolving credit loans	(27)	(28)	(28)	(31)	(31)
Residential mortgage loans (2)	(54)	(58)	(52)	(207)	(77)
Specialized lending	(52)	(57)	(56)	(64)	(75)

Total charge-offs	(438)	(577)	(901)	(671)	(509)

Recoveries
Commercial loans and leases (1)
Commercial and industrial	4	4	4	4	6
Commercial real estate—other	3	4	—	1	—
Commercial real estate—residential ADC	4	6	4	3	1
Direct retail lending	9	8	7	6	12
Sales finance loans	2	2	2	2	3
Revolving credit loans	5	4	4	4	4
Residential mortgage loans (2)	1	1	1	1	1
Specialized lending	6	10	6	8	7

Total recoveries	34	39	28	29	34

Net charge-offs	(404)	(538)	(873)	(642)	(475)

Other changes, net	—	—	—	(14)	(13)

Ending balance	$2,691	$2,755	$2,650	$2,753	$2,759

Allowance For Credit Losses
Allowance for loan and lease losses (excluding covered loans)	$2,497	$2,564	$2,567	$2,706	$2,695
Allowance for covered loans	144	144	44	17	19
Reserve for unfunded lending commitments	50	47	39	30	45

Total	$2,691	$2,755	$2,650	$2,753	$2,759

(1)	Includes net charge-offs of $26 million, $431 million and $7 million in commercial loans and leases during the fourth, third and second quarters of 2010, respectively, in connection with BB&T’s nonperforming assets (“NPA”) disposition strategy.
(2)	Includes net charge-offs of $141 million in mortgage loans during the second quarter of 2010 in connection with BB&T’s NPA disposition strategy.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2011

	Three Months Ended
	3/31/2011	12/31/2010	9/30/2010	6/30/2010	3/31/2010
	(Dollars in millions)
Nonperforming Assets (1)
Nonaccrual loans and leases
Commercial loans and leases (7)
Commercial and industrial	$594	$508	$491	$637	$500
Commercial real estate—other	508	405	328	631	413
Commercial real estate—residential ADC	568	513	454	807	875
Direct retail lending	182	191	216	234	219
Sales finance loans	9	6	6	6	5
Residential mortgage loans (8)(9)	511	466	416	387	737
Specialized lending	55	60	62	68	69

Total nonaccrual loans and leases held for investment	2,427	2,149	1,973	2,770	2,818
Loans held for sale	189	521	826	129	6

Total nonaccrual loans and leases	2,616	2,670	2,799	2,899	2,824
Foreclosed real estate (2)	1,211	1,259	1,309	1,391	1,524
Other foreclosed property	36	42	39	37	46

Total nonperforming assets (excluding covered assets)	$3,863	$3,971	$4,147	$4,327	$4,394

Performing troubled debt restructurings (TDRs) (3)
Commercial loans and leases
Commercial and industrial	$125	$205	$260	$303	$298
Commercial real estate—other	233	280	300	387	334
Commercial real estate—residential ADC	120	172	316	409	337
Direct retail lending	146	141	131	133	130
Sales finance loans	5	5	—	—	—
Revolving credit loans	62	62	62	60	58
Residential mortgage loans (10)	587	585	566	595	557
Specialized lending	31	26	4	4	1

Total performing TDRs	$1,309	$1,476	$1,639	$1,891	$1,715

Loans 90 days or more past due and still accruing (4)
Commercial loans and leases
Commercial and industrial	$6	$8	$7	$5	$4
Commercial real estate—other	20	4	3	7	—
Commercial real estate—residential ADC	5	8	10	10	10
Direct retail lending	59	76	69	69	67
Sales finance loans	23	27	27	28	27
Revolving credit loans	18	20	21	20	23
Residential mortgage loans (9)(11)	124	143	137	127	148
Specialized lending	6	6	7	7	10
Other acquired loans	2	3	5	5	6

Total loans 90 days past due and still accruing (excluding covered loans) (5)	$263	$295	$286	$278	$295

Loans 30—89 days past due (4)
Commercial loans and leases
Commercial and industrial	$137	$163	$213	$185	$202
Commercial real estate—other	54	68	171	118	182
Commercial real estate—residential ADC	40	84	151	128	132
Direct retail lending	166	189	181	188	203
Sales finance loans	67	95	99	95	94
Revolving credit loans	24	28	28	28	30
Residential mortgage loans (12)	444	532	551	519	531
Specialized lending	166	248	242	225	200
Other acquired loans	1	1	2	2	3

Total loans 30—89 days past due (excluding covered loans) (6)	$1,099	$1,408	$1,638	$1,488	$1,577

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2011

(1)	Covered and other acquired loans are considered to be performing due to the application of the accretion method. Covered loans that are contractually past due are noted in the footnotes below.
(2)	Excludes foreclosed real estate totaling $362 million, $313 million, $276 million, $176 million and $181 million at March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010 and March 31, 2010, respectively, that are covered by FDIC loss sharing agreements.
(3)	Excludes TDRs that are nonperforming totaling $479 million, $479 million, $489 million, $480 million and $333 million at March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010, March 31, 2010, respectively. These amounts are included in total nonperforming assets.
(4)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase.
(5)	Excludes loans past due 90 days or more that are covered by FDIC loss sharing agreements totaling $1.2 billion, $1.1 billion, $1.3 billion, $1.5 billion and $1.4 billion at March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010 and March 31, 2010, respectively.
(6)	Excludes loans totaling $252 million, $363 million, $329 million, $429 million and $356 million past due 30-89 days at March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010 and March 31, 2010, respectively, that are covered by FDIC loss sharing agreements.
(7)	Includes a transfer of $1.3 billion book value of nonperforming commercial loans to loans held for sale during the third quarter of 2010 in connection with BB&T’s NPA disposition strategy.
(8)	Includes a reduction of $375 million in mortgage loans during the second quarter of 2010 in connection with BB&T’s NPA disposition strategy.
(9)	Excludes nonaccrual mortgage loans that are government guaranteed totaling $70 million at March 31, 2010. BB&T revised its nonaccrual policy related to FHA/VA guaranteed mortgage loans during the second quarter of 2010. The change in policy resulted in a decrease in nonaccrual mortgage loans and an increase in mortgage loans 90 days past due and still accruing of $79 million.
(10)	Excludes restructured mortgage loans that are government guaranteed totaling $148 million, $129 million, $153 million and $73 million at March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010 and March 31, 2010, respectively. Includes mortgage loans held for sale.
(11)	Excludes mortgage loans past due 90 days or more that are government guaranteed totaling $187 million, $153 million, $119 million, $82 million and $7 million at March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010 and March 31, 2010, respectively. Includes past due mortgage loans held for sale.
(12)	Excludes mortgage loans past due 30-89 days that are government guaranteed totaling $71 million, $83 million, $74 million, $42 million, and $24 million at March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010 and March 31, 2010, respectively. Includes past due mortgage loans held for sale.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2011

Table 4-2

Asset Quality Ratios

	Three Months Ended
	3/31/2011		12/31/2010		9/30/2010		6/30/2010		3/31/2010
Asset Quality Ratios (including amounts related to covered loans and covered foreclosed property) (1)(2)
Loans 30 - 89 days past due and still accruing as a percentage of total loans and leases	1.29%		1.65%		1.86%		1.83%		1.85%
Loans 90 days or more past due and still accruing as a percentage of total loans and leases	1.36		1.34		1.53		1.74		1.66
Nonperforming loans and leases as a percentage of total loans and leases	2.49		2.49		2.64		2.77		2.71
Nonperforming assets as a percentage of:
Total assets	2.69		2.73		2.81		2.90		2.79
Loans and leases plus foreclosed property	3.97		3.94		4.11		4.24		4.31
Net charge-offs as a percentage of average loans and leases	1.56		2.02		3.31		2.48		1.84
Allowance for loan and lease losses as a percentage of loans and leases held for investment	2.58		2.62		2.56		2.66		2.65
Ratio of allowance for loan and lease losses to:
Net charge-offs	1.61	x	1.27	x	0.75	x	1.06	x	1.41	x
Nonperforming loans and leases held for investment	1.09		1.26		1.32		0.98		0.96
Asset Quality Ratios (excluding amounts related to covered loans and covered foreclosed property) (1)(2)(3)
Loans 30 - 89 days past due and still accruing as a percentage of total loans and leases	1.11%		1.39%		1.65%		1.53%		1.63%
Loans 90 days or more past due and still accruing as a percentage of total loans and leases	0.27		0.29		0.29		0.28		0.30
Nonperforming loans and leases as a percentage of total loans and leases	2.64		2.64		2.82		2.97		2.91
Nonperforming assets as a percentage of:
Total assets	2.56		2.64		2.76		2.93		2.82
Loans and leases plus foreclosed property	3.85		3.88		4.12		4.37		4.46
Net charge-offs as a percentage of average loans and leases (4)	1.65		2.15		3.54		2.66		1.99
Allowance for loan and lease losses as a percentage of loans and leases held for investment	2.58		2.63		2.69		2.84		2.84
Ratio of allowance for loan and lease losses to:
Net charge-offs	1.52	x	1.20	x	0.74	x	1.05	x	1.40	x
Nonperforming loans and leases held for investment	1.03		1.19		1.30		0.98		0.96

Applicable ratios are annualized.

(1)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase.
(2)	Excludes mortgage loans guaranteed by the government.
(3)

These asset quality ratios have been adjusted to remove the impact of covered loans and covered foreclosed property. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios. Management believes the inclusion of acquired loans in certain asset quality ratios that

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2011

include nonperforming assets, past due loans or net charge-offs in the numerator or denominator results in distortion of these ratios and they may not be comparable to other periods presented or to other portfolios that were not impacted by purchase accounting.

(4)	Excluding the impact of losses and balances associated with BB&T’s NPA disposition strategy, the adjusted net charge-offs ratio would have been 2.07%, 1.80% and 2.06% for the fourth quarter of 2010, third quarter of 2010 and second quarter of 2010, respectively.

Table 4-3

Troubled Debt Restructurings

	March 31, 2011
	Current Status		Past Due 30-89 Days		Past Due 90+ Days		Total
	(Dollars in millions)
Performing restructurings: (1)
Commercial loans
Commercial and industrial	$118	94.4%	$7	5.6%	$—	—%	$125
Commercial real estate—other	233	100.0	—	—	—	—	233
Commercial real estate—residential ADC	117	97.5	3	2.5	—	—	120
Direct retail lending	139	95.2	6	4.1	1	.7	146
Sales finance loans	3	60.0	—	—	2	40.0	5
Revolving credit loans	49	79.0	7	11.3	6	9.7	62
Residential mortgage loans (2)	485	82.6	82	14.0	20	3.4	587
Specialized lending	29	93.5	2	6.5	—	—	31

Total performing restructurings	1,173	89.6	107	8.2	29	2.2	1,309
Nonperforming restructurings (3)	142	29.7	81	16.9	256	53.4	479

Total restructurings	$1,315	73.6	$188	10.5	$285	15.9	$1,788

(1)	Past due performing restructurings are included in past due disclosures.
(2)	Excludes restructured mortgage loans that are government guaranteed totaling $148 million.
(3)	Nonperforming restructurings are included in nonaccrual loan disclosures.

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

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2011

In connection with consumer loan restructurings, a nonperforming loan will be returned to accruing status when current as to principal and interest and upon a sustained historical repayment performance (generally a minimum of six months).

BB&T’s performing restructured loans, excluding government guaranteed mortgage loans, totaled $1.3 billion at March 31, 2011, a decrease of $167 million, or 11.3%, compared with December 31, 2010. For commercial loans, performing restructured loans declined $179 million from December 31, 2010 to March 31, 2011. The majority of BB&T’s commercial lending loan modifications that are considered restructurings involve an extension of the term of the loan without a corresponding adjustment to the risk premium reflected in the interest rate. BB&T does not typically lower the interest rate and rarely forgives principal or interest as part of a commercial loan modification. In addition, BB&T frequently obtains additional collateral or guarantor support when modifying such loans. The majority of BB&T’s mortgage and consumer loan modifications that are considered restructurings involve a reduction in the interest rate to a below market rate and/or an increase in the term of the loan without a corresponding adjustment to the risk premium reflected in the interest rate. These modifications rarely result in the forgiveness of principal or interest.

The following tables provide further details regarding BB&T’s commercial real estate lending, residential mortgage and consumer real estate portfolios as of March 31, 2011.

Table 5-1

Real Estate Lending Portfolio Credit Quality and Geographic Distribution

Commercial Real Estate Loan Portfolio (1) (2)

	As of / For the Period Ended March 31, 2011
Commercial Real Estate—Residential ADC	Builder / Construction	Land / Land Development	Condos / Townhomes	Total ADC
	(Dollars in millions, except average loan and average client size)
Total loans outstanding	$829	$2,079	$153	$3,061

Average loan size (in thousands)	220	519	1,080	387
Average client size (in thousands)	575	855	2,268	775

Nonaccrual loans and leases as a percentage of category	20.12%	18.42%	11.54%	18.54%
Gross charge-offs as a percentage of category:
Year-to-date	8.23	10.07	0.66	9.06

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2011

	As of / For the Period Ended March 31, 2011
Commercial Real Estate—Residential ADC by State of Origination	Total Outstandings	Nonaccrual as a Percentage of Outstandings	Gross Charge- Offs as a Percentage of Outstandings Year-to-Date
	(Dollars in millions)
North Carolina	$1,390	21.19%	9.90%
Virginia	571	6.38	1.88
South Carolina	283	18.57	6.51
Georgia	234	23.37	14.66
Florida	163	27.17	11.65
Washington, D.C.	103	13.13	37.50
Tennessee	89	30.93	7.83
West Virginia	70	14.60	9.07
Kentucky	67	11.67	4.98
Maryland	54	3.29	0.64
Alabama	37	64.81	2.00

Total	$3,061	18.54%	9.06%

	As of / For the Period Ended March 31, 2011
Commercial Real Estate—Other (3)	Commercial Construction	Commercial Land/ Development	Permanent Income Producing Properties	Total Other Commercial Real Estate
	(Dollars in millions, except average loan and average client size)
Total loans outstanding	$943	$1,283	$9,059	$11,285

Average loan size (in thousands)	1,029	625	501	536
Average client size (in thousands)	1,462	745	760	789

Nonaccrual loans and leases as a percentage of category	4.28%	11.82%	3.49%	4.50%
Gross charge-offs as a percentage of category:
Year-to-date	0.86	11.63	1.56	2.71

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2011

	As of / For the Period Ended March 31, 2011
Commercial Real Estate—Other by State of Origination (3)	Total Outstandings	Nonaccrual as a Percentage of Outstandings	Gross Charge- Offs as a Percentage of Outstandings Year-to-Date
	(Dollars in millions)
North Carolina	$3,489	4.11%	1.67%
Virginia	1,872	1.59	0.96
Georgia	1,649	8.37	6.92
South Carolina	898	6.13	2.01
Florida	761	12.77	9.25
Washington, D.C.	622	1.31	2.93
Maryland	576	0.93	0.04
Kentucky	449	1.53	0.11
West Virginia	412	0.62	0.72
Tennessee	346	4.95	1.08
Alabama	98	4.86	—
Other	113	—	—

Total	$11,285	4.50%	2.71%

Applicable ratios are annualized.

(1)	Commercial real estate loans (“CRE”) are defined as loans to finance non-owner occupied real property where the primary repayment source is the sale or rental/lease of the real property. Definition is based on internal classification. Excludes covered loans and in process items.
(2)	Includes net charge-offs and average balances related to loans transferred to held for sale while they were held for investment. Loans transferred to held for sale are excluded from total loans outstanding. As of March 31, 2011, there were $76 million ADC loans and $65 million other CRE loans held for sale. All of the held for sale ADC and Other CRE loans are on nonaccrual status.
(3)	C&I loans secured by real property are excluded.

The commercial real estate—residential ADC loans held for investment portfolio totaled $3.1 billion at March 31, 2011, a decrease of $336 million from December 31, 2010. Nonaccrual ADC loans held for investment were $568 million at March 31, 2011, an increase of $55 million, compared to $513 million at December 31, 2010. As previously mentioned, during the second quarter of 2010, management transferred a group of nonaccrual loans to the loans held for sale category. As of March 31, 2011, there were $76 million of nonaccrual ADC loans remaining in the held for sale category, a decrease of $163 million compared with $239 million at December 31, 2010. As a percentage of loans held for investment, ADC nonaccruals were 18.54% at March 31, 2011, compared to 15.09% at December 31, 2010. The allowance for loan and lease losses that is assigned to the ADC portfolio was 13.8% of the ADC portfolio as of March 31, 2011 and year-end 2010. The gross charge-off rate for the ADC portfolio, on an annualized basis, was 9.06% for the first quarter of 2011, compared to 11.40% for the fourth quarter of 2010 and 13.86% for the full–year 2010. The other component of the commercial real estate portfolio, which is largely office buildings, hotels, warehouses, apartments, rental houses, and shopping centers, totaled $11.3 billion at March 31, 2011. As a percentage of loans held for investment, other commercial real estate nonaccruals were 4.50% at March 31, 2011, compared with 3.53% at December 31, 2010. There were $65 million of nonaccrual other commercial real loans in the held for sale category at March 31, 2011, a decrease of $103 million compared with the amount at December 31, 2010. The gross charge-off rate for the other commercial real estate portfolio, on an annualized basis, was 2.71% for the first quarter of 2011, down from 3.94% for the fourth quarter of 2010 and 3.83% for the full–year 2010.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2011

Table 5-2

Real Estate Lending Portfolio Credit Quality and Geographic Distribution

Residential Mortgage Portfolio (1)

	As of / For the Period Ended March 31, 2011
Residential Mortgage Loans	Prime	ALT-A	Construction/ Permanent	Subprime (2)	Total
	(Dollars in millions, except average loan size)
Total loans outstanding	$15,430	$2,031	$521	$467	$18,449
Average loan size (in thousands)	193	306	310	60	192
Average refreshed credit score (3)	724	694	718	573	717
Percentage that are first mortgages	100%	100%	99%	82%	99%
Average loan to value at origination	74	68	73	74	73
Nonaccrual loans and leases as a percentage of category	1.90	7.57	7.76	9.26	2.87
Gross charge-offs as a percentage of category:
Year-to-date	0.87	2.68	3.53	4.36	1.25

	As of / For the Period Ended March 31, 2011
Residential Mortgage Loans by State	Total Outstandings	Nonaccrual as a Percentage of Outstandings	Gross Charge- Offs as a Percentage of Outstandings Year-to-Date
	(Dollars in millions)
North Carolina	$4,470	2.17%	0.66%
Virginia	3,125	2.27	0.99
Florida	2,332	5.92	3.57
Maryland	1,782	2.65	0.85
South Carolina	1,703	3.29	1.08
Georgia	1,677	3.15	1.68
Kentucky	477	1.68	0.10
Texas	431	0.30	0.11
West Virginia	378	1.37	0.38
Tennessee	370	2.74	0.71
Alabama	251	1.20	0.44
Washington, D.C.	224	2.40	0.86
Missouri	159	0.66	0.36
Indiana	107	0.44	0.19
Other	963	3.51	1.62

Total	$18,449	2.87%	1.25%

Applicable ratios are annualized.

(1)	Excludes mortgage loans held for sale, covered loans, mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase and in process items.
(2)	Includes $327 million in loans originated by Lendmark Financial Services, which are disclosed as a part of the specialized lending category.
(3)	Weighted based on outstanding balance.

The residential mortgage loan portfolio, as presented in Table 5-2, totaled $18.4 billion as of March 31, 2011, an increase of 3.7% from December 31, 2010. As a percentage of loans, residential mortgage loan

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2011

nonaccruals were 2.87% at March 31, 2011, compared with 2.72% at December 31, 2010. The gross charge-off rate for the residential mortgage loan portfolio, on an annualized basis, was 1.25% for the first quarter of 2011, compared to 1.42% for the fourth quarter of 2010 and 2.50% for the full–year 2010.

Table 5-3

Real Estate Lending Portfolio Credit Quality and Geographic Distribution

Direct Retail 1-4 Family and Lot/Land Real Estate Portfolio (1)

	As of / For the Period Ended March 31, 2011
Direct Retail 1-4 Family and Lot/Land Real Estate Loans & Lines	Residential Lot/Land Loans	Home Equity Loans	Home Equity Lines	Total
	(Dollars in millions, except average loan size)
Total loans outstanding	$1,283	$5,918	$5,400	$12,601
Average loan size (in thousands) (2)	58	44	36	41
Average refreshed credit score (3)	721	722	761	745
Percentage that are first mortgages	100%	77%	28%	59%
Average loan to value at origination	78	63	64	64
Nonaccrual loans and leases as a percentage of category	5.23	1.41	0.50	1.41
Gross charge-offs as a percentage of category:
Year-to-date	9.03	1.57	1.34	2.25

	As of / For the Period Ended March 31, 2011
Direct Retail 1-4 Family and Lot/Land Real Estate Loans and Lines By State of Origination	Total Outstandings	Nonaccrual as a Percentage of Outstandings	Gross Charge- Offs as a Percentage of Outstandings Year-to-Date
	(Dollars in millions)
North Carolina	$4,312	1.68%	2.35%
Virginia	2,849	0.75	0.92
South Carolina	1,199	1.94	3.20
Georgia	1,007	1.58	3.37
Maryland	804	0.85	1.81
West Virginia	764	1.19	1.07
Florida	627	2.06	6.66
Kentucky	568	1.40	1.13
Tennessee	345	1.96	2.64
Washington, D.C.	82	0.93	4.43
Other	44	1.51	1.98

Total	$12,601	1.41%	2.25%

Applicable ratios are annualized.

(1)	Direct retail 1-4 family and lot/land real estate loans are originated through the BB&T branching network. Excludes covered loans and in process items.
(2)	Home equity lines without an outstanding balance are excluded from this calculation.
(3)	Based on number of accounts.

The direct retail consumer real estate loan portfolio, as presented in Table 5-3, totaled $12.6 billion as of March 31, 2011, a decrease of $129 million from December 31, 2010. This portfolio is comprised of residential lot/land loans, home equity loans and home equity lines, which are primarily originated through the branch

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2011

network. As a percentage of loans, direct retail consumer real estate nonaccruals were 1.41% at March 31, 2011, compared to 1.46% at December 31, 2010. The gross charge-off rate for the direct retail consumer real estate loan portfolio, on an annualized basis, was 2.25% for the first quarter of 2011, compared to 2.43% for the fourth quarter of 2010 and 2.32% for the full–year 2010. The allowance for the residential lot/land portfolio was 7.2% of the residential lot/land portfolio as of March 31, 2011 compared to 7.3% at December 31, 2010.

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated net income for the first quarter of 2011 totaled $234 million, an increase of $40 million, or 20.6%, compared to $194 million earned during the first quarter of 2010. Net income available to common shareholders totaled $225 million, which generated diluted earnings per common share of $0.32 in the first quarter. Net income available to common shareholders for the same period of 2010 totaled $188 million, which generated diluted earnings per common share of $0.27. BB&T’s results of operations for the first quarter of 2011 produced an annualized return on average assets of 0.60% and an annualized return on average common shareholders’ equity of 5.48%, compared to prior year ratios of 0.48% and 4.59%, respectively.

The following table sets forth selected financial ratios for the last five calendar quarters.

Table 6

Annualized

Profitability Measures

	2011	2010
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Rate of return on:
Average assets	0.60%	0.54%	0.56%	0.56%	0.48%
Average common shareholders’ equity	5.48	4.88	4.91	5.01	4.59
Net interest margin (taxable equivalent)	4.01	4.04	4.09	4.12	3.88

Net Interest Income and Net Interest Margin

Net interest income on an FTE basis was $1.3 billion for the first quarter of 2011, a decrease of 1.9% compared to the same period in 2010. For the quarter ended March 31, 2011, average earning assets decreased $6.8 billion, or 4.9%, compared to the same period of 2010, while average interest-bearing liabilities decreased $10.2 billion, or 8.2%, and the net interest margin increased from 3.88% in the first quarter of 2010 to 4.01% in the current quarter. The decline in net interest income was primarily the result of a decline in average earning assets due to the balance sheet deleveraging strategy that was executed in the second quarter of 2010. The decrease in net interest income resulting from the deleveraging strategy was partially offset by a higher net interest margin, which has benefited from higher yields on loans and securities from the Colonial acquisition, a more favorable funding mix, lower cost of funds and wider credit spreads. Management expects the net interest margin to remain slightly above 4.00% during 2011.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2011

The following table provides information related to covered and acquired loans, covered securities and the FDIC loss sharing asset recognized in the Colonial acquisition. The table excludes all amounts related to other assets acquired and liabilities assumed in the acquisition.

Table 7

Revenue, Net of Provision Impact From Acquired Assets

	Three Months Ended March 31,
	2011	2010
	(Dollars in millions)
Interest income—loans	$266	$165
Interest income—securities	37	34

Total interest income	303	199
Provision for covered loans	—	(19)
FDIC loss share income, net	(58)	5

Net revenue after provision for covered loans	$245	$185

Interest income for the first quarter of 2011 on loans and securities acquired in the Colonial acquisition increased $104 million compared to the first quarter of 2010, which is partially offset by a decrease in FDIC loss share income. The vast majority of the increase is related to loans and reflects higher expected cash flows based on the quarterly cash flow reassessment process required by acquisition accounting. The net interest margin on covered and other acquired loans for the first quarter of 2011 was 18.09% compared to 8.66% in 2010. At March 31, 2011, the accretable yield balance on these loans was $2.3 billion. Accretable yield represents the excess of future cash flows above the current net carrying amount of loans and will be recognized into income over the remaining life of the covered and acquired loans.

There was no provision for covered loans in the current quarter, a decrease of $19 million compared to the first quarter of 2010. The first quarter of 2011 reassessment showed decreases in expected cash flows in certain loan pools that resulted in additional provisions that were fully offset by recoveries in other previously impaired loan pools.

FDIC loss share income, net decreased $63 million compared to the first quarter of 2010 primarily as a result of the impact of cash flow reassessments that resulted in additional interest income and a reduction in the offset related to the provision for covered loans.

The following table sets forth the major components of net interest income and the related annualized yields and rates for the first three months of 2011 compared to the same period in 2010, as well as the variances between the periods caused by changes in interest rates versus changes in volumes. Changes attributable to the mix of assets and liabilities have been allocated proportionally between the changes due to rate and the changes due to volume.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2011

Table 8

FTE Net Interest Income and Rate / Volume Analysis

Three Months Ended March 31, 2011 and 2010

	Average Balances		Annualized Yield/Rate		Income/Expense		Increase (Decrease)	Change due to
	2011	2010	2011	2010	2011	2010		Rate	Volume
	(Dollars in millions)
Assets
Total securities, at amortized cost (1)(2)
U.S. government-sponsored entities (GSE)	$93	$1,636	2.41%	3.61%	$1	$15	$(14)	$(4)	$(10)
Mortgage-backed securities issued by GSE	20,409	26,558	1.65	3.82	84	254	(170)	(122)	(48)
States and political subdivisions	1,969	2,107	5.55	5.38	27	28	(1)	1	(2)
Non-agency mortgage-backed securities	595	1,311	6.38	5.80	10	19	(9)	2	(11)
Other securities	750	202	1.56	2.13	3	1	2	—	2
Covered securities	1,243	1,175	12.06	11.60	37	34	3	1	2

Total securities	25,059	32,989	2.59	4.26	162	351	(189)	(122)	(67)
Other earning assets (3)	2,978	2,681	0.80	0.53	6	3	3	3	—
Loans and leases, net of unearned income (1)(4)(5)
Commercial loans and leases
Commercial and industrial	33,433	31,498	4.35	4.35	359	338	21	—	21
Commercial real estate-other	11,368	12,296	3.84	4.11	108	124	(16)	(8)	(8)
Commercial real estate-residential ADC	3,281	5,586	3.50	4.05	28	56	(28)	(7)	(21)
Direct retail lending	13,672	14,165	5.17	5.34	174	187	(13)	(6)	(7)
Sales finance loans	7,080	6,406	5.23	6.31	91	100	(9)	(19)	10
Revolving credit loans	2,082	1,991	8.90	9.04	46	44	2	(1)	3
Residential mortgage loans	17,926	15,459	4.97	5.51	223	213	10	(22)	32
Specialized lending	7,797	7,479	11.76	11.40	227	211	16	7	9
Other acquired loans	57	108	31.68	12.49	4	3	1	3	(2)

Total loans and leases held for investment (excluding covered loans)	96,696	94,988	5.27	5.43	1,260	1,276	(16)	(53)	37
Covered loans	5,927	7,642	17.96	8.61	262	162	100	143	(43)

Total loans and leases held for investment	102,623	102,630	6.00	5.67	1,522	1,438	84	90	(6)
Loans held for sale	2,671	1,838	3.48	4.68	23	21	2	(6)	8

Total loans and leases	105,294	104,468	5.94	5.65	1,545	1,459	86	84	2

Total earning assets	133,331	140,138	5.19	5.22	1,713	1,813	(100)	(35)	(65)

Non-earning assets	23,600	23,669

Total assets	$156,931	$163,807

Liabilities and Shareholders’ Equity
Interest-bearing deposits
Interest-checking	$3,594	$3,745	0.25	0.36	2	3	(1)	(1)	—
Other client deposits	55,909	51,712	0.53	0.70	74	90	(16)	(23)	7
Client certificates of deposit	21,081	30,833	1.66	2.00	87	152	(65)	(23)	(42)
Other interest-bearing deposits	4,040	6,277	0.84	0.93	8	14	(6)	(1)	(5)

Total interest-bearing deposits	84,624	92,567	0.82	1.14	171	259	(88)	(48)	(40)
Federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds (1)	7,286	10,207	0.30	0.23	5	6	(1)	2	(3)
Long-term debt	21,879	21,221	3.97	3.82	216	201	15	9	6

Total interest-bearing liabilities	113,789	123,995	1.39	1.52	392	466	(74)	(37)	(37)

Noninterest-bearing deposits	20,990	18,464
Other liabilities	5,479	4,721
Shareholders’ equity	16,673	16,627

Total liabilities and shareholders’ equity	$156,931	$163,807

Average interest rate spread			3.80	3.70
Net interest margin/ net interest income			4.01%	3.88%	$1,321	$1,347	$(26)	$2	$(28)

Taxable equivalent adjustment					$36	$33

(1)	Yields are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Total securities include securities available for sale and securities held to maturity.
(3)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, trading securities, FHLB stock and other earning assets.
(4)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(5)	Nonaccrual loans have been included in the average balances.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2011

Provision for Credit Losses

The provision for credit losses totaled $340 million for the first quarter of 2011 compared to $575 million (including $19 million for covered loans) for the first quarter of 2010. Overall, the provision for credit losses declined in all of the major portfolio segments compared to the first quarter of 2010 due to improving credit trends and outlook, as net charge-offs were down 24.9% compared to fourth quarter of 2010 and 14.9% compared to the first quarter of 2010. The largest decreases in the provision for credit losses compared to the first quarter of 2010 were for commercial and industrial loans and residential mortgage. Nonperforming assets decreased by 2.7% compared to December 31, 2010 for the fourth consecutive quarter of declines.

Net charge-offs were 1.56% of average loans and leases on an annualized basis (or 1.65% excluding covered loans) for the first quarter of 2011 compared to 1.84% of average loans and leases (or 1.99% excluding covered loans) for the same period in 2010. The allowance for loan and lease losses was 2.58% of loans and leases held for investment (or 2.58% excluding covered loans) and was 1.09x total nonperforming loans and leases held for investment (or 1.03x excluding covered loans) at March 31, 2011, compared with 0.96x (or 0.96x excluding covered loans) at March 31, 2010.

Noninterest Income

BB&T emphasizes growing its fee-based businesses to lessen dependence on traditional spread-based interest income. Fee-based businesses are a relatively stable revenue source during periods of changing interest rates. Noninterest income for the three months ended March 31, 2011 totaled $714 million, compared to $844 million for the same period in 2010, a decrease of $130 million, or 15.4%. The decline in noninterest income included $74 million in losses and write-downs related to commercial loans held for sale in connection with management’s asset disposition strategy. In addition, the first quarter of 2011 included a $63 million reduction from the FDIC loss share asset, which is offset by additional interest income on the loans and securities and lower provisions for credit losses compared to the first quarter of 2010. Excluding these items, noninterest income was relatively flat compared to the first quarter of 2010.

During the first three months of 2011, BB&T realized net securities gains of $21 million and recorded $21 million in other-than-temporary impairment losses related to certain non-agency mortgage-backed securities that had evidence of credit losses. During the first three months of 2010, BB&T realized net securities gains of $3 million and recorded $6 million in other-than-temporary impairment losses related to certain non-agency mortgage-backed securities that had evidence of credit losses.

Insurance commissions, which are BB&T’s largest source of noninterest income, totaled $250 million for the first quarter of 2011, which was down 1.2% compared to the same three-month period of 2010. This reflects the continued softness in the industry’s pricing for insurance premiums. Service charges on deposit accounts totaled $135 million in the first quarter of 2011, a decrease of $29 million, or 17.7%, compared to the same quarter of 2010. The decrease in service charges was primarily due to changes to BB&T’s overdraft policies that were implemented during the third quarter of 2010, which were partially in response to regulatory changes. Mortgage banking income totaled $95 million in the first quarter of 2011, an increase of $6 million, or 6.7%, compared to $89 million earned in the first quarter of 2010. This increase includes a $13 million increase in commercial mortgage production income due to improving market conditions, partially offset by lower revenues from residential mortgage production income. Investment banking and brokerage fees and commissions for the first quarter of 2011 were $87 million, up $8 million, or 10.1%, compared to the same period of 2010. The increase in investment banking and brokerage fees and commissions was largely driven by increased commission income from investment services. Checkcard fees and bankcard fees and merchant discounts increased 18.0% and 15.0%, respectively, compared to the first quarter of 2010. These increases in fees were primarily due to increased usage by new and existing clients. Trust and investment advisory revenue increased 13.2% due to improved market conditions. Other income declined $75 million compared to the first quarter of 2010, primarily

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2011

as a result of $74 million of losses and write-downs recorded on commercial loans held for sale during the current quarter in connection with management’s nonperforming asset disposition strategy. In addition, other income included a $10 million increase due to market-related increases on trading assets for post-employment benefits that is offset by a similar increase in personnel expense and a $12 million decrease in other trading and hedging activities.

The following table provides a breakdown of the various components of mortgage banking income and other statistical information for the first quarters of 2011 and 2010:

Table 9

Mortgage Banking Income and Related Statistical Information

	Three Months Ended March 31,
Mortgage Banking Income	2011	2010
	(Dollars in millions)
Residential Mortgage Banking:
Residential mortgage production income	$42	$51

Residential Mortgage Servicing:
Residential mortgage servicing fees	58	57

Residential mortgage servicing rights increase in fair value due to change in valuation inputs or assumptions (1)	41	5
Mortgage servicing rights hedging (losses)	(39)	(1)

Net	2	4

Realization of expected residential mortgage servicing rights cash flows	(28)	(31)

Total residential mortgage servicing income	32	30

Total residential mortgage banking income	74	81

Commercial Mortgage Banking:
Commercial mortgage banking revenues	26	12
Amortization of commercial mortgage servicing rights	(5)	(4)

Total commercial mortgage banking income	21	8

Total mortgage banking income	$95	$89

	As of /For the Three Months Ended March 31,
Mortgage Banking Statistical Information	2011	2010
	(Dollars in millions)
Residential mortgage originations	$5,802	$4,791
Residential mortgage loans serviced for others	64,890	57,142
Residential mortgage loan sales	5,465	4,458

Commercial mortgage originations	930	268
Commercial mortgage loans serviced for others	24,371	24,455

(1)	Includes a $1 million increase due to a valuation adjustment for MSRs carried at the lower of cost or market during the three months ended March 31, 2011.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2011

Noninterest Expense

Noninterest expenses totaled $1.4 billion for the first quarter of 2011 compared to $1.3 billion for the same period a year ago, an increase of $31 million, or 2.3%. Personnel expense, the largest component of noninterest expense, was $694 million for the current quarter compared to $646 million for the same period in 2010, an increase of $48 million, or 7.4%. This growth includes an increase of $20 million resulting from incentive expense largely from production-related businesses and an increase of $8 million related to equity-based compensation expense, primarily due to changes in forfeiture assumptions. In addition, personnel expense increased $11 million related to post-employment benefits that is offset through higher noninterest income. Foreclosed property expenses for the three months ended March 31, 2011 totaled $143 million compared to $178 million for the first quarter of 2010, a decrease of $35 million, or 19.7%. The decline in 2011 was largely due to decreased losses and write-downs on foreclosed properties. BB&T’s inventory of foreclosed property has decreased $313 million, or 20.5%, since March 31, 2010 as a result of management’s nonperforming asset disposition strategy. Occupancy and equipment expense for the three months ended March 31, 2011 totaled $154 million, compared to $138 million for the first quarter of 2010, representing an increase of $16 million, or 11.6%. The increase in 2011 compared to the corresponding period of 2010 was primarily related to an adjustment of $16 million in the first quarter of last year related to changes in the estimated occupancy expenses associated with properties acquired from the FDIC in the Colonial acquisition. Regulatory charges increased $16 million, or 35.6%, due to higher deposit and supervisory-related costs. Loan processing expenses were higher by $18 million, or 51.4%, primarily due to costs associated with problem loan workouts. Merger-related and restructuring charges, net declined $19 million compared to the same period of 2010 as the prior year’s first quarter included charges related to the acquisition of Colonial.

Noninterest expenses remain elevated due to higher costs associated with the credit environment. This includes higher foreclosed property expenses, personnel costs and other expenses associated with collections and problem loan workouts. Management expects that as the levels of nonperforming assets decline, these costs will decrease and additional net interest revenues will be earned. Management currently estimates the pretax benefit from a return to a more normalized credit environment to be approximately $700 million annually. This estimate excludes the impact of lower provisions for credit losses or release of reserves.

Merger-Related and Restructuring Activities

BB&T has incurred certain merger-related and restructuring expenses. Merger-related and restructuring expenses or credits include: severance and personnel-related costs or credits, which typically occur in corporate support and data processing functions; occupancy and equipment charges or credits, which relate to costs or gains associated with lease terminations, obsolete equipment write-offs, and the sale of duplicate facilities and equipment; and other merger-related and restructuring charges or credits, which include expenses necessary to convert and combine the acquired branches and operations of merged companies, direct media advertising related to the acquisitions, asset and supply inventory write-offs, investment banking advisory fees and other similar charges. Merger-related and restructuring charges during the first quarters of 2011 and 2010 were ($2) million and $17 million, respectively. The decrease in merger-related and restructuring charges was largely due to cost incurred in 2010 in connection with the Colonial acquisition which is now substantially complete.

At March 31, 2011 and December 31, 2010, there were $7 million and $10 million, respectively, of merger-related and restructuring accruals. Merger-related and restructuring accruals are established when the costs are incurred or once all requirements for a plan to dispose of certain business functions have been approved by management. In general, a major portion of accrued costs are utilized in conjunction with or immediately following the systems conversion, when most of the duplicate positions are eliminated and the terminated employees begin to receive severance. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger and restructuring accruals are

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2011

re-evaluated periodically and adjusted as necessary. The remaining accruals at March 31, 2011 are expected to be utilized during 2011, unless they relate to specific contracts that expire in later years.

Provision for Income Taxes

The provision for income taxes was $53 million for the first quarter of 2011, an increase of $5 million compared to the same period of 2010, primarily due to higher pretax income. BB&T’s effective income tax rates for the first three months of 2011 and 2010 were 18.5% and 19.8%, respectively.

BB&T has extended credit to and invested in the obligations of states and municipalities and their agencies, and has made other investments and loans that produce tax-exempt income. The income generated from these investments, together with certain other transactions that have favorable tax treatment, have reduced BB&T’s overall effective tax rate from the statutory rate in 2011 and 2010.

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

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2011

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

Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties, and are not a measure of financial risk. On March 31, 2011, BB&T had derivative financial instruments outstanding with notional amounts totaling $57.2 billion. The estimated net fair value of open contracts was a loss of $77 million at March 31, 2011.

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

Management uses Interest Sensitivity Simulation Analysis (“Simulation”) to measure the sensitivity of projected earnings to changes in interest rates. The Simulation model projects net interest income and interest rate risk for a rolling two-year period of time. Simulation takes into account the current contractual agreements that BB&T has made with its customers on deposits, borrowings, loans, investments and commitments to enter into those transactions. Furthermore, the Simulation considers the impact of expected customer behavior. Management monitors BB&T’s interest sensitivity by means of a model that incorporates the current volumes, average rates earned and paid, and scheduled maturities and payments of asset and liability portfolios, together with multiple scenarios of projected prepayments, repricing opportunities and anticipated volume growth. Using this information, the model projects earnings based on projected portfolio balances under multiple interest rate scenarios. This level of detail is needed to simulate the effect that changes in interest rates and portfolio balances may have on the earnings of BB&T. This method is subject to the accuracy of the assumptions that underlie the process, but management believes that it provides a better illustration of the sensitivity of earnings to changes in interest rates than other analyses such as static or dynamic gap. In addition to Simulation analysis, BB&T uses Economic Value of Equity (“EVE”) analysis to focus on changes in capital given potential changes in interest rates. This measure also allows BB&T to analyze interest rate risk that falls outside the analysis window

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2011

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

Table 10-1

Interest Sensitivity Simulation Analysis

Interest Rate Scenario			Annualized Hypothetical Percentage Change in Net Interest Income

Linear Change in Prime Rate	Prime Rate
	March 31,		March 31,
	2011	2010	2011	2010
2.00%	5.25%	5.25%	3.68%	1.79%
1.00	4.25	4.25	1.83	0.47
No Change	3.25	3.25	—	—
(0.25)	3.00	3.00	(0.26)	0.43

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

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2011

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

Table 10-2

Economic Value of Equity (“EVE”) Simulation Analysis

	EVE/Assets		Hypothetical Percentage Change in EVE
	March 31,		March 31,
Change in Rates	2011	2010	2011	2010
2.00%	9.0%	7.7%	15.9%	6.7%
1.00	8.5	7.4	9.2	3.6
No Change	7.8	7.2	—	—
(0.25)	7.5	7.1	(3.0)	(1.1)

Contractual Obligations, Commitments, Contingent Liabilities, Off-Balance Sheet Arrangements and Related Party Transactions

BB&T uses a variety of financial instruments to meet the financial needs of its clients and reduce exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, options written, standby letters of credit and other financial guarantees, interest-rate caps, floors and collars, interest-rate swaps, swaptions, when-issued securities and forward and futures contracts. Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2010 for discussion with respect to BB&T’s quantitative and qualitative disclosures about its fixed and determinable contractual obligations. Additional disclosures about BB&T’s contractual obligations, commitments and derivative financial instruments are included in Note 13 “Commitments and Contingencies” and Note 14 “Fair Value Disclosures” in the “Notes to the Consolidated Financial Statements.” Other items disclosed in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2010 have not materially changed since that report was filed.

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

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2011

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

Table 11

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

Financial holding companies and their banking subsidiaries are subject to regulatory requirements with respect to risk-based capital adequacy. Capital adequacy is an important indicator of financial stability and performance. Risk-based capital ratios measure capital as a percentage of a combination of risk-weighted balance sheet and off-balance sheet risk. The risk-weighted values of both balance sheet and off-balance sheet items are determined in accordance with risk factors specified by Federal bank regulatory pronouncements. During the first quarter of 2011, management announced intentions to retire all of its $3.2 billion in trust preferred securities by the end of 2013. In advance of retiring these instruments, management plans to issue approximately $1.75 billion of Tier 1 qualifying instruments in order to maximize the amount of these types of instruments allowable under the Basel III capital standards.

As of March 31, 2011, Federal bank regulators did not prescribe measures of tangible capital and Tier 1 common equity, therefore, these measures were considered non-GAAP. BB&T uses the Tier 1 common equity definition used in the SCAP assessment to calculate measures of tangible capital and Tier 1 common capital. BB&T’s management uses these measures to assess the quality of capital and believes that investors may find them useful in their analysis of the Corporation. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies. Refer to the section titled “Capital” in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information with regard to BB&T’s capital requirements.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2011

BB&T’s regulatory and tangible capital ratios for the last five calendar quarters are set forth in the following table.

Table 12

Capital Ratios (1)

	2011	2010
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in millions, shares in thousands)
Risk-based:
Tier 1	12.1%	11.8%	11.7%	11.7%	11.6%
Total	15.8	15.5	15.7	15.8	15.9
Leverage capital	9.3	9.1	9.3	8.9	8.7

Non-GAAP capital measures (2)
Tangible common equity as a percentage of tangible assets	7.2	7.1	7.0	7.0	6.4
Tier 1 common equity as a percentage of risk-weighted assets	9.3	9.1	9.0	8.9	8.6

Calculations of Tier 1 common equity and tangible assets and related measures:
Tier 1 equity	$14,100	$13,959	$13,828	$13,594	$13,657
Less:
Qualifying restricted core capital elements	3,248	3,248	3,255	3,254	3,508

Tier 1 common equity	$10,852	$10,711	$10,573	$10,340	$10,149

Total assets	$157,039	$157,081	$157,230	$155,083	$163,700
Less:
Intangible assets, net of deferred taxes	6,374	6,391	6,419	6,502	6,519
Plus:
Regulatory adjustments, net of deferred taxes	572	636	207	187	493

Tangible assets	$151,237	$151,326	$151,018	$148,768	$157,674

Total risk-weighted assets (3)	$116,215	$118,131	$117,894	$116,073	$117,410
Tangible common equity as a percentage of tangible assets	7.2%	7.1%	7.0%	7.0%	6.4%
Tier 1 common equity as a percentage of risk-weighted assets	9.3	9.1	9.0	8.9	8.6
Tier 1 common equity	$10,852	$10,711	$10,573	$10,340	$10,149
Outstanding shares at end of period	696,285	694,381	693,560	692,777	691,869
Tangible book value per common share	$15.59	$15.43	$15.25	$14.93	$14.67

(1)	Current quarter regulatory capital information is preliminary.
(2)	Tangible common equity and Tier 1 common equity ratios are non-GAAP measures. BB&T uses the Tier 1 common equity definition used in the SCAP assessment to calculate these ratios. BB&T’s management uses these measures to assess the quality of capital and believes that investors may find them useful in their analysis of the Corporation. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2011

(3)	Risk-weighted assets are determined based on regulatory capital requirements. Under the regulatory framework for determining risk-weighted assets each asset class is assigned a risk-weighting of 0%, 20%, 50% or 100% based on the underlying risk of the specific asset class. In addition, off-balance sheet exposures are first converted to a balance sheet equivalent amount and subsequently assigned to one of the four risk-weightings.

Share Repurchase Activity

BB&T has periodically repurchased shares of its own common stock. In accordance with North Carolina law, repurchased shares cannot be held as treasury stock, but revert to the status of authorized and unissued shares upon repurchase.

On June 27, 2006, BB&T’s Board of Directors granted authority under a plan (the “2006 Plan”) for the repurchase of up to 50 million shares of BB&T’s common stock as needed for general corporate purposes. The 2006 Plan also authorizes the repurchase of the remaining shares from the previous authorization. The 2006 Plan remains in effect until all the authorized shares are repurchased unless modified by the Board of Directors. No shares were repurchased in connection with the 2006 Plan during the first quarter of 2011.

Table 13

Share Repurchase Activity

	2011
	Total Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Shares Purchased Pursuant to Publicly-Announced Plan	Maximum Remaining Number of Shares Available for Repurchase Pursuant to Publicly-Announced Plan
	(Shares in Thousands)
January 1-31	31	$26.53	—	44,139
February 1-28	557	28.39	—	44,139
March 1-31	7	27.61	—	44,139

Total	595	28.29	—	44,139

(1)	Repurchases reflect shares exchanged or surrendered in connection with the exercise of equity-based awards under BB&T’s equity-based compensation plans.
(2)	Excludes commissions.

LIQUIDITY

Liquidity represents BB&T’s continuing ability to meet funding needs, including deposit withdrawals, timely repayment of borrowings and other liabilities, and funding of loan commitments. In addition to the level of liquid assets, such as trading securities and securities available for sale, many other factors affect BB&T’s ability to meet liquidity needs, including access to a variety of funding sources, maintaining borrowing capacity in national money markets, growing core deposits, the repayment of loans and the ability to securitize or package loans for sale. The ability to raise funding at competitive prices is affected by the rating agencies’ views of BB&T’s and Branch Bank’s credit quality, liquidity, capital and earnings. Management meets with the rating agencies on a routine basis to discuss the current outlook for BB&T and Branch Bank. Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2010 for disclosures related to BB&T’s and Branch Bank’s credit ratings and liquidity.

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2011

SEGMENT RESULTS

BB&T’s operations are divided into seven reportable business segments: Community Banking, Residential Mortgage Banking, Sales Finance, Specialized Lending, Insurance Services, Financial Services and Treasury. These operating segments have been identified based primarily on BB&T’s organizational structure. See Note 17 “Operating Segments” in the “Notes to the Consolidated Financial Statements” contained herein and BB&T’s Annual Report on Form 10-K for the year ended December 31, 2010, for additional disclosures related to BB&T’s reportable business segments. Fluctuations in noninterest income and noninterest expense incurred directly by the operating segments are more fully described in the sections titled “Noninterest Income” and “Noninterest Expense” of this discussion and analysis. The following table reflects the net income (loss) for each of BB&T’s operating segments for the three months ended March 31, 2011 and 2010, respectively.

Table 14

BB&T Corporation

Net Income by Reportable Segments

	Three Months Ended March 31,
	2011	2010
	(Dollars in millions)
Community Banking	$111	$155
Residential Mortgage Banking	(7)	(69)
Sales Finance	12	14
Specialized Lending	65	21
Insurance Services	25	24
Financial Services	28	24
Treasury	(80)	(10)
All Other Segments	16	8
Parent/Reconciling Items	64	27

BB&T Corporation	$234	$194

Community Banking reported net income of $111 million compared to $155 million in the prior year. The $44 million decrease in net income attributable to the Community Banking segment is primarily due to decreases of $85 million in net interest income and FTP driven by lower FTP credits earned on deposits related to a decline in the FTP liquidity premium from the prior year and a $103 million decline in noninterest income, primarily as a result of losses realized on the sale of loans held for sale and lower service charges on deposit accounts. These income decreases were offset by a $92 million decrease in the economic provision for loan and lease losses, reflecting improved credit quality performance in the Bank’s commercial and retail loan portfolios.

Residential Mortgage Banking experienced a net loss of $7 million compared to a $69 million net loss in the prior year, an improvement in net earnings of $62 million. This was due primarily to a $96 million decrease in the economic provision for loan and lease losses, reflecting improved credit quality performance in the Bank’s residential mortgage loan portfolio. Offsetting lower residential mortgage loan losses was a $37 million reduction in income tax benefit.

Sales Finance reported net income of $12 million, which was slightly below prior year results of $14 million as higher net interest income and FTP was offset by an increase in the economic provision for loan and lease losses.

Specialized Lending reported net income of $65 million compared to $21 million in the prior year. The $44 million increase in net income for the Specialized Lending segment was primarily driven by a $17 million

BB&T Corporation and Subsidiaries
Management’s Discussion and Analysis	First Quarter 2011

increase in net interest income related to strong growth in the underlying loan portfolios’ balances and a $42 million reduction in the economic provision for loan and lease losses, offset by higher income taxes.

Insurance Services reported net income of $25 million compared to $24 million in the prior year reflecting Insurance Services’ ability to retain clients and add new business in what has been a continued soft insurance market.

Financial Services reported net income of $28 million compared to $24 million in the prior year. The $4 million increase in net income is primarily due to an $18 million increase in noninterest income offset by a $12 million increase in total noninterest and corporate allocated expenses and a $2 million increase in economic provision for loan and lease losses. Noninterest income improved due to strong retail sales of investment products and services, combined with continued strong growth in Corporate Banking related noninterest fee income where BB&T continues to add additional resources. Noninterest expenses were up primarily due to the addition of revenue-producing employees as BB&T continues to expand its sales force in these lines of business and higher incentive income associated with improved revenues.

The Treasury segment results were shaped by balance sheet strategies that impacted the net interest income of the segment. Low-cost liabilities were down in the segment due to the deleveraging strategy implemented in 2010; lower interest income was earned on the securities portfolio as a result of decreasing the size of the portfolio and shortening duration to reduce the associated interest rate risk; and margin benefits from hedging derivatives were reduced from repositioning the derivatives portfolio to make the balance sheet more asset-sensitive.

The substantial majority of the loan portfolio acquired in the Colonial acquisition is covered by the loss sharing agreements with the FDIC, and is managed outside of the Community Banking segment. The assets and related interest income from the portfolio are included in the Parent/Reconciling Items segment. The $37 million increase in net income related to Parent/Reconciling Items is largely due to higher net interest income earned on the covered loan portfolio.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Refer to “Market Risk Management” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section herein.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes from the risk factors disclosed in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2010. Additional risks and uncertainties not currently known to BB&T or that management has deemed to be immaterial also may materially adversely affect BB&T’s business, financial condition, and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Refer to “Share Repurchase Activity” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section herein.

Item 6.	Exhibits

3(ii)	Bylaws of the Registrant, as amended February 22, 2011.

11	Statement re: Computation of Earnings Per Share.

12	Statement re: Computation of Ratios.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Definition Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BB&T CORPORATION (Registrant)

Date: May 6, 2011	By:	/s/ Daryl N. Bible
Daryl N. Bible, Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 6, 2011	By:	/s/ Cynthia B. Powell
Cynthia B. Powell, Executive Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location
3(ii)	Bylaws of the Registrant, as amended February 22, 2011.	Incorporated herein by reference to Exhibit 3(ii) of the Current Report on Form 8-K, filed February 23, 2011.

11	Statement re: Computation of Earnings Per Share.	Filed herewith as Note 16.

12†	Statement re: Computation of Ratios.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS*†	XBRL Instance Document.	Filed herewith.

101.SCH*†	XBRL Taxonomy Extension Schema.	Filed herewith.

101.CAL*†	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.

101.LAB*†	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.

101.PRE*†	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

101.DEF*†	XBRL Taxonomy Definition Linkbase.	Filed herewith.

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
†	Exhibits intentionally not provided herein.