Form 10-Q
period 2011-06-30
BB&T CORP
filed 2011-08-08
CIK 92230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2011

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

At July 31, 2011, 697,047,852 shares of the Registrant’s common stock, $5 par value, were outstanding.

BB&T CORPORATION

FORM 10-Q

June 30, 2011

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share data, shares in thousands)

	June 30, 2011	December 31, 2010
Assets
Cash and due from banks	$1,199	$1,127
Interest-bearing deposits with banks	1,337	931
Federal funds sold and securities purchased under resale agreements or similar arrangements	250	327
Segregated cash due from banks	19	309
Trading securities at fair value	564	633
Securities available for sale at fair value ($1,657 and $1,539 covered by FDIC loss share at June 30, 2011 and December 31, 2010, respectively)	19,409	23,169
Securities held to maturity ($8,605 fair value at June 30, 2011)	8,552	—
Loans held for sale ($1,849 and $3,176 at fair value at June 30, 2011 and December 31, 2010, respectively)	1,965	3,697
Loans and leases ($5,504 and $6,194 covered by FDIC loss share at June 30, 2011 and December 31, 2010, respectively)	103,385	103,567
Allowance for loan and lease losses	(2,516)	(2,708)

Loans and leases, net of allowance for loan and lease losses	100,869	100,859

FDIC loss share receivable	1,446	1,922
Premises and equipment	1,846	1,840
Goodwill	6,016	6,008
Core deposit and other intangible assets	457	508
Residential mortgage servicing rights at fair value	879	830
Other assets ($390 and $360 of foreclosed property and other assets covered by FDIC loss share at June 30, 2011 and December 31, 2010, respectively)	14,502	14,921

Total assets	$159,310	$157,081

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$22,507	$20,637
Interest-bearing deposits	85,557	86,576

Total deposits	108,064	107,213

Federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	4,842	5,673
Long-term debt	23,380	21,730
Accounts payable and other liabilities	5,975	5,967

Total liabilities	142,261	140,583

Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, $5 par	3,484	3,472
Additional paid-in capital	5,830	5,776
Retained earnings	8,241	7,935
Accumulated other comprehensive loss, net of deferred income taxes	(574)	(747)
Noncontrolling interests	68	62

Total shareholders’ equity	17,049	16,498

Total liabilities and shareholders’ equity	$159,310	$157,081

Common shares outstanding	696,894	694,381
Common shares authorized	2,000,000	2,000,000
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in millions, except per share data, shares in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest Income
Interest and fees on loans and leases	$1,523	$1,525	$3,043	$2,965
Interest and dividends on securities	163	291	313	627
Interest on other earning assets	4	3	10	6

Total interest income	1,690	1,819	3,366	3,598

Interest Expense
Interest on deposits	152	241	323	500
Interest on federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	3	6	7	11
Interest on long-term debt	181	212	397	413

Total interest expense	336	459	727	924

Net Interest Income	1,354	1,360	2,639	2,674
Provision for credit losses	328	650	668	1,225

Net Interest Income After Provision for Credit Losses	1,026	710	1,971	1,449

Noninterest Income
Insurance income	299	287	549	540
Service charges on deposits	145	164	280	328
Mortgage banking income	83	110	178	199
Investment banking and brokerage fees and commissions	90	91	177	170
Checkcard fees	79	70	151	131
Other nondeposit fees and commissions	66	63	133	128
Bankcard fees and merchant discounts	52	45	98	85
Trust and investment advisory revenues	45	39	88	77
Income from bank-owned life insurance	29	31	59	62
FDIC loss share income, net	(81)	(78)	(139)	(73)
Other income (loss), net	(18)	(2)	(71)	20
Securities gains (losses), net
Realized gains, net	16	224	37	227
Other-than-temporary impairments	(10)	(37)	(11)	(49)
Non-credit portion recognized in other comprehensive income	(8)	32	(28)	38

Total securities gains (losses), net	(2)	219	(2)	216

Total noninterest income	787	1,039	1,501	1,883

Noninterest Expense
Personnel expense	683	649	1,377	1,295
Foreclosed property expense	145	240	288	418
Occupancy and equipment expense	152	158	306	296
Professional services	84	86	155	158
Regulatory charges	59	46	120	91
Loan processing expenses	49	47	102	82
Amortization of intangibles	25	32	51	64
Software expense	29	30	55	59
Merger-related and restructuring charges, net	2	38	—	55
Other expenses	167	174	313	323

Total noninterest expense	1,395	1,500	2,767	2,841

Earnings
Income before income taxes	418	249	705	491
Provision for income taxes	91	25	144	73

Net income	327	224	561	418

Noncontrolling interests	20	14	29	20

Net income available to common shareholders	$307	$210	$532	$398

Earnings Per Common Share
Basic	$0.44	$0.30	$0.76	$0.58

Diluted	$0.44	$0.30	$0.76	$0.57

Cash dividends declared	$0.16	$0.15	$0.33	$0.30

Weighted Average Shares Outstanding
Basic	696,625	692,113	695,971	691,456

Diluted	704,969	701,322	704,583	700,223

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

Six Months Ended June 30, 2011 and 2010

(Dollars in millions, except per share data, shares in thousands)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders’ Equity
Balance, January 1, 2010	689,750	$3,449	$5,620	$7,539	$(417)	$50	$16,241
Add (Deduct):
Comprehensive income (loss):
Net income	—	—	—	398	—	20	418
Net change in other comprehensive income (loss)	—	—	—	—	180	—	180

Total comprehensive income (loss) (Note 10)	—	—	—	398	180	20	598

Stock transactions:
In purchase acquisitions	57	—	2	—	—	—	2
In connection with equity awards, net of repurchases	1,596	8	26	—	—	—	34
In connection with dividend reinvestment plan	515	3	13	—	—	—	16
In connection with 401(k) plan	859	4	22	—	—	—	26
Cash dividends declared on common stock, $0.30 per share	—	—	—	(208)	—	—	(208)
Equity-based compensation expense	—	—	37	—	—	—	37
Other, net	—	—	—	—	—	(6)	(6)

Balance, June 30, 2010	692,777	$3,464	$5,720	$7,729	$(237)	$64	$16,740

Balance, January 1, 2011	694,381	$3,472	$5,776	$7,935	$(747)	$62	$16,498
Add (Deduct):
Comprehensive income (loss):
Net income	—	—	—	532	—	29	561
Net change in other comprehensive income (loss)	—	—	—	—	173	—	173

Total comprehensive income (loss) (Note 10)	—	—	—	532	173	29	734

Stock transactions:
In purchase acquisitions	26	—	1	—	—	—	1
In connection with equity awards	1,838	9	(9)	—	—	—	—
Shares repurchased in connection with equity awards	(617)	(3)	(14)	—	—	—	(17)
In connection with dividend reinvestment plan	563	3	12	—	—	—	15
In connection with 401(k) plan	703	3	16	—	—	—	19
Cash dividends declared on common stock, $0.33 per share	—	—	—	(226)	—	—	(226)
Equity-based compensation expense	—	—	49	—	—	—	49
Other, net	—	—	(1)	—	—	(23)	(24)

Balance, June 30, 2011	696,894	$3,484	$5,830	$8,241	$(574)	$68	$17,049

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in millions)

	Six Months Ended June 30,
	2011	2010
Cash Flows From Operating Activities:
Net income	$561	$418
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	668	1,225
Depreciation	129	130
Amortization of intangibles	51	64
Equity-based compensation	49	37
(Gain) loss on sales of securities, net	2	(216)
Net write-downs on foreclosed property	208	328
Net change in operating assets and liabilities:
Segregated cash due from banks	290	15
Trading securities	8	49
Loans held for sale	1,294	509
FDIC loss share receivable	427	681
Other assets	214	(1,638)
Accounts payable and other liabilities	(57)	514
Other, net	9	(43)

Net cash from operating activities	3,853	2,073

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	330	14,087
Proceeds from maturities, calls and paydowns of securities available for sale	1,728	3,013
Purchases of securities available for sale	(6,250)	(6,588)
Proceeds from maturities, calls and paydowns of securities held to maturity	312	—
Purchases of securities held to maturity	(523)	—
Originations and purchases of loans and leases, net of principal collected	(965)	(879)
Net cash paid for divestitures	—	(832)
Purchases of premises and equipment	(104)	(326)
Proceeds from sales of foreclosed property or other real estate held for sale	480	451
Other, net	53	15

Net cash from investing activities	(4,939)	8,941

Cash Flows From Financing Activities:
Net change in deposits	924	(9,618)
Net change in federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	(831)	(2,027)
Proceeds from issuance of long-term debt	1,999	500
Repayment of long-term debt	(392)	(25)
Net proceeds from common stock issued	17	76
Cash dividends paid on common stock	(223)	(207)
Other, net	(7)	147

Net cash from financing activities	1,487	(11,154)

Net Change in Cash and Cash Equivalents	401	(140)
Cash and Cash Equivalents at Beginning of Period	2,385	2,649

Cash and Cash Equivalents at End of Period	$2,786	$2,509

Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the period for:
Interest	$719	$927
Income taxes	(236)	782
Noncash investing and financing activities:
Transfer of securities available for sale to securities held to maturity	8,341	—
Transfers of loans to foreclosed property	641	721
Transfers of loans held for investment to loans held for sale	226	620

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

NOTE 1. Basis of Presentation

General

In the opinion of management, the accompanying unaudited Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders’ Equity, and Consolidated Statements of Cash Flows of BB&T Corporation and subsidiaries (“BB&T”, the “Corporation” or the “Company”), are fair statements of BB&T’s financial position at June 30, 2011 and December 31, 2010, BB&T’s results of operations for the three and six months ended June 30, 2011 and 2010, and BB&T’s changes in shareholders’ equity and cash flows for the six months ended June 30, 2011 and 2010. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the consolidated financial position and consolidated results of operations have been made.

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

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change include the determination of the allowance for credit losses, determination of fair value for financial instruments, valuation of goodwill, intangible assets and other purchase accounting related adjustments, benefit plan obligations and expenses, and tax assets, liabilities and expense.

Changes in Accounting Principles and Effects of New Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (“FASB”) issued new guidance impacting Fair Value Measurements and Disclosures. The new guidance requires a gross presentation of purchases and sales of Level 3 activities and adds a new requirement to disclose transfers in and out of Level 1 and Level 2

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

measurements. The guidance related to the transfers between Level 1 and Level 2 measurements was effective for BB&T on January 1, 2010. The guidance that requires increased disaggregation of the Level 3 activities was effective for BB&T on January 1, 2011. The new disclosures required by this guidance are included in Note 14 to these consolidated financial statements.

In July 2010, the FASB issued new guidance impacting Receivables. The new guidance requires additional disclosures that will allow users to understand the nature of credit risk inherent in a company’s loan portfolios, how that risk is analyzed and assessed in arriving at the allowance for loan and lease losses, and changes and reasons for those changes in the allowance for loan and lease losses. The new disclosures that relate to information as of the end of the reporting period were required as of December 31, 2010. The disclosures related to activity that occurs during a reporting period were effective for reporting periods beginning on or after December 15, 2010, except for the disclosure requirements relating to troubled debt restructurings, which are effective for reporting periods beginning on or after June 15, 2011.

In April 2011, the FASB issued new guidance impacting Receivables. The new guidance amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and will be applied retrospectively to the beginning of the annual period of adoption. The adoption of this guidance is not expected to be material to BB&T’s consolidated financial statements.

In May 2011, the FASB issued new guidance impacting Fair Value Measurements and Disclosures. The new guidance creates a uniform framework for applying fair value measurement principles for companies around the world. It eliminates differences between GAAP and International Financial Reporting Standards issued by the International Accounting Standards Board. New disclosures required by the guidance include: quantitative information about the significant unobservable inputs used for Level 3 measurements; a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs; and a description of the company’s valuation processes. This guidance is effective for interim and annual periods beginning after December 15, 2011, and all amendments are applied prospectively with any changes in measurements recognized in income in the period of adoption. BB&T is currently evaluating the impact the standard will have on the consolidated financial statements.

In June 2011, the FASB issued new guidance impacting Comprehensive Income. The new guidance amends disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in shareholders’ equity. All changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The guidance does not change the items that must be reported in OCI. This guidance is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011 with early adoption permitted. The adoption of this guidance will not impact BB&T’s consolidated financial position, results of operations or cash flows and will only impact the presentation of OCI in the consolidated financial statements.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

NOTE 2. Securities

The amortized cost, gross unrealized gains and losses and approximate fair values of securities available for sale and held to maturity were as follows:

	June 30, 2011
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(Dollars in millions)
Securities available for sale:
U.S. government-sponsored entities (“GSE”)	$76	$2	$—	$78
Mortgage-backed securities issued by GSE	15,254	84	107	15,231
States and political subdivisions	1,904	39	121	1,822
Non-agency mortgage-backed securities	521	—	97	424
Other securities	197	—	—	197
Covered securities	1,262	399	4	1,657

Total securities available for sale	$19,214	$524	$329	$19,409

	June 30, 2011
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(Dollars in millions)
Securities held to maturity:
Mortgage-backed securities issued by GSE	$7,943	$53	$—	$7,996
States and political subdivisions	36	—	—	36
Other securities	573	1	1	573

Total securities held to maturity	$8,552	$54	$1	$8,605

	December 31, 2010
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(Dollars in millions)
Securities available for sale:
GSE securities	$102	$1	$—	$103
Mortgage-backed securities issued by GSE	18,663	42	361	18,344
States and political subdivisions	2,051	19	161	1,909
Non-agency mortgage-backed securities	635	—	120	515
Other securities	734	27	2	759
Covered securities	1,234	307	2	1,539

Total securities available for sale	$23,419	$396	$646	$23,169

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

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

method. Refer to Note 10 for additional disclosures related to this amount. There were no gains or losses recognized as a result of this transfer.

As of June 30, 2011, the fair value of covered securities included $1.3 billion of non-agency mortgage-backed securities and $310 million of municipal securities. As of December 31, 2010, the fair value of covered securities included $1.2 billion of non-agency mortgage-backed securities and $304 million of municipal securities. All covered securities were acquired from Colonial Bank (“Colonial”) and are covered by one of the Federal Deposit Insurance Corporation (“FDIC”) loss sharing agreements. BB&T is restricted from selling these securities without prior approval from the FDIC. Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information.

At June 30, 2011 and December 31, 2010, securities with carrying values of approximately $15.7 billion and $19.3 billion, respectively, were pledged to secure municipal deposits, securities sold under agreements to repurchase, other borrowings, and for other purposes as required or permitted by law.

BB&T had certain investments in marketable debt securities and mortgage-backed securities issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) that exceeded ten percent of shareholders’ equity at June 30, 2011. The Fannie Mae investments had total amortized cost and fair values of $8.4 billion at June 30, 2011, while Freddie Mac investments had total amortized cost and fair values of $10.6 billion.

At June 30, 2011 and December 31, 2010, non-agency mortgage-backed securities primarily consisted of residential mortgage-backed securities.

The gross realized gains and losses and other-than-temporary impairments recognized in income during the three and six months ended June 30, 2011 and 2010 are reflected in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in millions)
Gross gains	$17	$226	$38	$231
Gross losses	(1)	(2)	(1)	(4)

Net realized gains/(losses)	16	224	37	227

Other-than-temporary impairment (“OTTI”) recognized on non-agency mortgage-backed securities:
Total OTTI on non-agency mortgage-backed securities	(10)	(37)	(11)	(49)
Non-credit portion recognized in other comprehensive income (1)	(8)	32	(28)	38

Total OTTI on non-agency mortgage-backed securities recognized in net income	(18)	(5)	(39)	(11)

Net securities gains/(losses)	$(2)	$219	$(2)	$216

(1)	A negative balance is the result of additional credit losses currently recognized in earnings that were previously recognized in other comprehensive income.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

The following table reflects activity during the three and six months ended June 30, 2011 and 2010 related to credit losses on other-than-temporarily impaired non-agency mortgage-backed securities where a portion of the unrealized loss was recognized in other comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in millions)
Balance at beginning of period	$51	$8	$30	$2
Credit losses on securities not previously considered other-than-temporarily impaired	—	1	—	2
Credit losses on securities for which OTTI was previously recognized	18	4	39	9
Reductions for securities sold/settled during the period	(6)	—	(6)	—

Balance at end of period	$63	$13	$63	$13

The amortized cost and estimated fair value of the debt securities portfolio at June 30, 2011, by contractual maturity, are shown in the accompanying table. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity.

	June 30, 2011
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
Due in one year or less	$43	$43	$—	$—
Due after one year through five years	59	63	—	—
Due after five years through ten years	633	650	—	—
Due after ten years	18,284	18,458	8,552	8,605

Total debt securities	19,019	19,214	8,552	8,605
Total securities with no stated maturity	195	195	—	—

Total securities	$19,214	$19,409	$8,552	$8,605

The following tables reflect the gross unrealized losses and fair values of BB&T’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates presented:

	June 30, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Securities available for sale:
Mortgage-backed securities issued by GSE	$10,312	$107	$—	$—	$10,312	$107
States and political subdivisions	258	7	655	114	913	121
Non-agency mortgage-backed securities	—	—	424	97	424	97
Other securities	1	—	—	—	1	—
Covered securities	49	4	—	—	49	4

Total	$10,620	$118	$1,079	$211	$11,699	$329

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

	June 30, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Securities held to maturity:
States and political subdivisions	$32	$—	$—	$—	$32	$—
Other securities	59	1	—	—	59	1

Total	$91	$1	$—	$—	$91	$1

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Securities available for sale:
GSE securities	$50	$—	$—	$—	$50	$—
Mortgage-backed securities issued by GSE	15,438	361	—	—	15,438	361
States and political subdivisions	694	21	735	140	1,429	161
Non-agency mortgage-backed securities	—	—	506	120	506	120
Other securities	535	2	2	—	537	2
Covered securities	79	2	—	—	79	2

Total	$16,796	$386	$1,243	$260	$18,039	$646

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

Factors considered in determining whether a loss is temporary include:

•	The financial condition and near-term prospects of the issuer, including any specific events that may influence the operations of the issuer;

•	BB&T’s intent to sell and whether it is more likely than not that the Company will be required to sell these debt securities before the anticipated recovery of the amortized cost basis;

•	The length of the time and the extent to which the market value has been less than cost;

•	Whether the decline in fair value is attributable to specific conditions, such as conditions in an industry or in a geographic area;

•	Whether a debt security has been downgraded by a rating agency;

•	Whether the financial condition of the issuer has deteriorated;

•	The seniority of the security;

•	Whether dividends have been reduced or eliminated, or scheduled interest payments on debt securities have not been made; and

•	Any other relevant available information.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

If an unrealized loss is considered other-than-temporary, the credit component of the unrealized loss is recognized in earnings and the non-credit component is recognized in accumulated other comprehensive income, to the extent that BB&T does not intend to sell the security and it is more likely than not that BB&T will not be required to sell the security prior to recovery.

BB&T evaluates credit impairment related to mortgage-backed securities using a number of different expected cash flow models. These models reflect differing approaches to estimating the expected future cash flows associated with a given security, with certain models giving greater consideration to long-term macroeconomic factors that are applied to current security default rates, prepayment rates and recovery rates, while other models produce results that are more heavily influenced by current security-level performance. All of these models provide estimates of the expected cash flows on the underlying mortgage pools using security-specific structure information over the expected life of the security. These models estimate cash flows from the underlying mortgage loan pools and distribute those cash flows to the various tranches within the securitization considering the transaction structure, which may include subordination features and/or credit enhancements. Management reviews the results of these cash flow models and assigns probability weightings to each model based on an assessment of the current performance of the underlying securities, prevailing economic conditions and historical payment experience.

During the three and six months ended June 30, 2011, BB&T realized principal losses on certain other-than-temporarily impaired securities totaling approximately $6 million. Based on its consideration of the timing and extent of these losses, combined with prevailing economic conditions, BB&T determined that its cash flow modeling should give greater weighting to current security-level performance and give less weighting to modeling that relies more heavily on long-term economic factors. This change in probability-weighting resulted in the majority of the credit losses on securities for which OTTI had been previously recognized.

On June 30, 2011, BB&T held certain investment securities having continuous unrealized loss positions for more than 12 months. All of these losses were in non-agency mortgage-backed and municipal securities. At June 30, 2011, all of the available-for-sale debt securities in an unrealized loss position for more than 12 months, excluding those covered by FDIC loss sharing agreements, were investment grade with the exception of two municipal bonds with an amortized cost of $8 million and ten non-agency mortgage-backed securities with an amortized cost of $521 million. At June 30, 2011, the total unrealized loss on these non-investment grade securities was $98 million. All of the non-investment grade securities referenced above were initially investment grade and have been downgraded since purchase. Based on its evaluation at June 30, 2011, BB&T determined that certain of the non-investment grade non-agency mortgage-backed securities had credit losses evident and recognized other-than-temporary impairments related to these securities. BB&T’s evaluation of the other debt securities with continuous unrealized losses indicated that there were no credit losses evident. Furthermore, as of the date of the evaluation, BB&T did not intend to sell, and it was more likely than not that the Company would not be required to sell, these debt securities before the anticipated recovery of the amortized cost basis. In making this determination, BB&T considers its expected liquidity and capital needs, including its asset/liability management needs, forecasts, strategies and other relevant information.

The following table presents non-investment grade securities with significant unrealized losses that are not covered by a loss sharing arrangement and the credit loss component of OTTI recognized to date:

	June 30, 2011
	Amortized Cost	Fair Value	Unrealized Loss	Credit Loss Recognized
	(Dollars in millions)
Security
RMBS 1	$91	$59	$(32)	$(10)
RMBS 2	118	100	(18)	(25)
RMBS 3	102	88	(14)	(3)

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

NOTE 3. Loans and Leases

The following table provides a breakdown of BB&T’s loan portfolio as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	(Dollars in millions)
Loans and leases, net of unearned income:
Commercial:
Commercial and industrial	$34,166	$34,050
Commercial real estate—other	11,134	11,439
Commercial real estate—residential ADC (1)	2,689	3,397
Direct retail lending	13,679	13,749
Sales finance	7,236	7,050
Revolving credit	2,091	2,127
Residential mortgage	18,372	17,550
Specialized lending	8,464	7,953
Other acquired	50	58

Total loans and leases held for investment (excluding covered loans)	97,881	97,373
Covered	5,504	6,194

Total loans and leases held for investment	103,385	103,567
Loans held for sale	1,965	3,697

Total loans and leases	$105,350	$107,264

(1)	Commercial real estate—residential ADC represents residential acquisition, development and construction loans.

Covered loans represent loans acquired from the FDIC subject to one of the loss sharing agreements. Other acquired loans represent consumer loans acquired from the FDIC that are not subject to one of the loss sharing agreements.

The following table reflects the carrying value of all purchased impaired and nonimpaired loans, and the related allowance, as of June 30, 2011 and December 31, 2010:

	June 30, 2011			December 31, 2010
	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total
	(Dollars in millions)
Residential mortgage	$700	$678	$1,378	$733	$713	$1,446
Commercial real estate	1,728	1,826	3,554	2,031	1,982	4,013
Commercial	89	483	572	91	644	735

Total covered	2,517	2,987	5,504	2,855	3,339	6,194
Other acquired	2	48	50	3	55	58

Total	2,519	3,035	5,554	2,858	3,394	6,252

Allowance for loan losses	(114)	(45)	(159)	(90)	(54)	(144)

Net	$2,405	$2,990	$5,395	$2,768	$3,340	$6,108

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

Changes in the carrying amount and accretable yield for purchased impaired and nonimpaired loans, excluding loans held for sale, were as follows for the six months ended June 30, 2011 and the year ended December 31, 2010:

	June 30, 2011				December 31, 2010
	Purchased Impaired		Purchased Nonimpaired		Purchased Impaired		Purchased Nonimpaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(Dollars in millions)
Balance at beginning of period	$835	$2,858	$1,611	$3,394	$889	$3,666	$1,301	$4,476
Additions	—	—	—	—	—	—	—	—
Accretion	(187)	187	(355)	355	(459)	459	(483)	483
Reclassifications from nonaccretable balance, net	135	—	475	—	405	—	793	—
Payments received, net	—	(526)	—	(714)	—	(1,267)	—	(1,565)

Balance at end of period	$783	$2,519	$1,731	$3,035	$835	$2,858	$1,611	$3,394

The outstanding unpaid principal balance for all purchased impaired loans as of June 30, 2011 and December 31, 2010 was $3.2 billion and $3.8 billion, respectively. The outstanding unpaid principal balance for all purchased nonimpaired loans as of June 30, 2011 and December 31, 2010 was $4.3 billion and $5.0 billion, respectively.

At June 30, 2011 and December 31, 2010, none of the purchased loans were classified as nonperforming assets. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased loans. The allowance for loan losses related to the purchased loans results from decreased expectations of future cash flows due to increased credit losses for certain acquired loan pools.

The following table provides a summary of BB&T’s nonperforming loans and loans 90 days or more past due and still accruing as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	(Dollars in millions)
Nonaccrual loans and leases:
Held for investment (1)	$2,061	$2,149
Held for sale	116	521

Total nonaccrual loans and leases (1)	2,177	2,670

Foreclosed real estate (2)	1,147	1,259
Other foreclosed property	29	42

Total foreclosed property (2)	1,176	1,301

Total nonperforming assets (excluding covered assets) (1)(2)	$3,353	$3,971

Loans 90 days or more past due and still accruing (excluding covered loans) (3)(4)(5)	$203	$295

(1)	Covered and other acquired loans are considered to be performing due to the application of the accretion method. Covered loans that are contractually past due 90 days or more and still accruing are noted below.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

(2)	Excludes foreclosed real estate totaling $348 million and $313 million as of June 30, 2011 and December 31, 2010, respectively, that is covered by FDIC loss sharing agreements.
(3)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase totaling $389 million and $425 million as of June 30, 2011 and December 31, 2010, respectively.
(4)	Excludes loans past due 90 days or more that are covered by FDIC loss sharing agreements totaling $935 million and $1.1 billion as of June 30, 2011 and December 31, 2010, respectively.
(5)	Excludes mortgage loans past due 90 days or more that are government guaranteed totaling $162 million and $153 million as of June 30, 2011 and December 31, 2010, respectively.

The following table provides a summary of loans that continue to accrue interest under the terms of the restructuring (“performing restructurings”) and restructured loans that have been placed in nonaccrual status (“nonperforming restructurings”) as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	(Dollars in millions)
Performing restructurings:
Commercial:
Commercial and industrial	$100	$205
Commercial real estate—other	153	280
Commercial real estate—residential ADC	105	172
Direct retail lending	143	141
Sales finance	6	5
Revolving credit	62	62
Residential mortgage (1)(2)	570	585
Specialized lending	39	26

Total performing restructurings (1)(2)	1,178	1,476
Nonperforming restructurings (3)(4)	381	479

Total restructurings (1)(2)(3)(4)(5)	$1,559	$1,955

(1)	Excludes restructured mortgage loans held for investment that are government guaranteed totaling $160 million and $115 million at June 30, 2011 and December 31, 2010, respectively.
(2)	Excludes restructured mortgage loans held for sale that are government guaranteed totaling $24 million and $14 million at June 30, 2011 and December 31, 2010, respectively.
(3)	Nonperforming restructurings are included in nonaccrual loan disclosures.
(4)	Includes approximately $20 million and $110 million of nonperforming restructurings included in loans held for sale at June 30, 2011 and December 31, 2010, respectively.
(5)	All restructurings are considered impaired. The allowance for loan and lease losses attributable to these restructured loans totaled $321 million and $324 million at June 30, 2011 and December 31, 2010, respectively.

BB&T had commitments totaling $28 million and $64 million at June 30, 2011 and December 31, 2010, respectively, to lend additional funds to clients with loans whose terms have been modified in restructurings.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

NOTE 4. Allowance for Credit Losses

An analysis of the allowance for credit losses for the three and six months ended June 30, 2011 is presented in the following tables:

	Three Months Ended June 30, 2011
	Beginning Balance	Charge- Offs	Recoveries	Provision	Ending Balance
	(Dollars in millions)
Commercial:
Commercial and industrial	$535	$(62)	$9	$(8)	$474
Commercial real estate—other	497	(81)	6	40	462
Commercial real estate—residential ADC	421	(78)	7	32	382
Specialized lending	18	(2)	1	(4)	13

Retail:
Direct retail lending	245	(66)	8	46	233
Revolving credit	105	(24)	5	17	103
Residential mortgage	328	(129)	1	147	347
Sales finance	43	(7)	3	3	42
Specialized lending	175	(41)	6	31	171
Covered and other acquired	144	—	—	15	159
Unallocated	130	—	—	—	130

Allowance for loan and lease losses	2,641	(490)	46	319	2,516
Reserve for unfunded lending commitments	50	—	—	9	59

Allowance for credit losses	$2,691	$(490)	$46	$328	$2,575

	Six Months Ended June 30, 2011
	Beginning Balance	Charge- Offs	Recoveries	Provision	Ending Balance
	(Dollars in millions)
Commercial:
Commercial and industrial	$621	$(140)	$13	$(20)	$474
Commercial real estate—other	446	(149)	9	156	462
Commercial real estate—residential ADC	469	(149)	11	51	382
Specialized lending	21	(4)	2	(6)	13

Retail:
Direct retail lending	246	(144)	17	114	233
Revolving credit	109	(51)	10	35	103
Residential mortgage	298	(183)	2	230	347
Sales finance	47	(17)	5	7	42
Specialized lending	177	(91)	11	74	171
Covered and other acquired	144	—	—	15	159
Unallocated	130	—	—	—	130

Allowance for loan and lease losses	2,708	(928)	80	656	2,516
Reserve for unfunded lending commitments	47	—	—	12	59

Allowance for credit losses	$2,755	$(928)	$80	$668	$2,575

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

An analysis of the allowance for credit losses for the three and six months ended June 30, 2010 is presented in the following tables:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
	(Dollars in millions)
Beginning balance	$2,759	$2,672
Provision for credit losses	650	1,225
Loans and leases charged-off	(671)	(1,180)
Recoveries of previous charge-offs	29	63

Net loans and leases charged-off	(642)	(1,117)

Other changes, net	(14)	(27)

Ending balance	$2,753	$2,753

Allowance for loan and lease losses	$2,723	$2,723
Reserve for unfunded lending commitments	30	30

Allowance for credit losses	$2,753	$2,753

The following tables provide a breakdown of the allowance for loan and lease losses and the recorded investment in loans based on the method for determining the allowance as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	Allowance for Loan and Lease Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired With Deteriorated Credit Quality	Total
	(Dollars in millions)
Commercial:
Commercial and industrial	$108	$366	$—	$474
Commercial real estate—other	93	369	—	462
Commercial real estate—residential ADC	82	300	—	382
Specialized lending	1	12	—	13

Retail:
Direct retail lending	32	201	—	233
Revolving credit	26	77	—	103
Residential mortgage	148	199	—	347
Sales finance	1	41	—	42
Specialized lending	17	154	—	171
Covered and other acquired	—	45	114	159
Unallocated	—	130	—	130

Total	$508	$1,894	$114	$2,516

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

	June 30, 2011
	Loans and Leases
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired With Deteriorated Credit Quality	Total
	(Dollars in millions)
Commercial:
Commercial and industrial	$711	$33,455	$—	$34,166
Commercial real estate—other	620	10,514	—	11,134
Commercial real estate—residential ADC	565	2,124	—	2,689
Specialized lending	6	3,616	—	3,622

Retail:
Direct retail lending	174	13,505	—	13,679
Revolving credit	62	2,029	—	2,091
Residential mortgage	796	17,576	—	18,372
Sales finance	7	7,229	—	7,236
Specialized lending	38	4,804	—	4,842
Covered and other acquired	—	3,035	2,519	5,554

Total	$2,979	$97,887	$2,519	$103,385

	December 31, 2010
	Allowance for Loan and Lease Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired With Deteriorated Credit Quality	Total
	(Dollars in millions)
Commercial:
Commercial and industrial	$96	$525	$—	$621
Commercial real estate—other	63	383	—	446
Commercial real estate—residential ADC	75	394	—	469
Specialized lending	1	20	—	21

Retail:
Direct retail lending	26	220	—	246
Revolving credit	25	84	—	109
Residential mortgage	167	131	—	298
Sales finance	1	46	—	47
Specialized lending	2	175	—	177
Covered and other acquired	—	54	90	144
Unallocated	—	130	—	130

Total	$456	$2,162	$90	$2,708

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

	December 31, 2010
	Loans and Leases
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired With Deteriorated Credit Quality	Total
	(Dollars in millions)
Commercial:
Commercial and industrial	$708	$33,342	$—	$34,050
Commercial real estate—other	691	10,748	—	11,439
Commercial real estate—residential ADC	684	2,713	—	3,397
Specialized lending	4	3,399	—	3,403

Retail:
Direct retail lending	177	13,572	—	13,749
Revolving credit	62	2,065	—	2,127
Residential mortgage	803	16,747	—	17,550
Sales finance	5	7,045	—	7,050
Specialized lending	24	4,526	—	4,550
Covered and other acquired	—	3,394	2,858	6,252

Total	$3,158	$97,551	$2,858	$103,567

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

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

The following tables illustrate the credit quality indicators associated with BB&T’s loans and leases held for investment as of June 30, 2011 and December 31, 2010. Covered and other acquired loans are excluded from this analysis because their related allowance is determined by loan pool performance due to the application of the accretion method.

	June 30, 2011
	Commercial
	Commercial & Industrial	Commercial Real Estate -Other	Commercial Real Estate- Residential ADC	Specialized Lending
	(Dollars in millions)
Investment grade	$8,212	$783	$45	$2,100
Near investment grade	17,095	4,493	385	868
Noninvestment grade—performing	8,248	5,391	1,799	643
Noninvestment grade—nonperforming (1)	611	467	460	11

Total (1)	$34,166	$11,134	$2,689	$3,622

	June 30, 2011
	Retail
	Direct Retail Lending	Revolving Credit	Residential Mortgage	Sales Finance	Specialized Lending
	(Dollars in millions)
Performing	$13,507	$2,091	$18,080	$7,229	$4,801
Nonperforming	172	—	292	7	41

Total	$13,679	$2,091	$18,372	$7,236	$4,842

	December 31, 2010
	Commercial
	Commercial & Industrial	Commercial Real Estate- Other	Commercial Real Estate- Residential ADC	Specialized Lending
	(Dollars in millions)
Investment grade	$8,358	$687	$35	$2,070
Near investment grade	16,637	4,618	512	756
Noninvestment grade—performing	8,547	5,729	2,337	566
Noninvestment grade—nonperforming (1)	508	405	513	11

Total (1)	$34,050	$11,439	$3,397	$3,403

	December 31, 2010
	Retail
	Direct Retail Lending	Revolving Credit	Residential Mortgage	Sales Finance	Specialized Lending
	(Dollars in millions)
Performing	$13,558	$2,127	$17,084	$7,044	$4,501
Nonperforming	191	—	466	6	49

Total	$13,749	$2,127	$17,550	$7,050	$4,550

(1)	Excludes nonperforming commercial loans held for sale of $116 million and $521 million as of June 30, 2011 and December 31, 2010, respectively.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

The following tables represent aging analyses of BB&T’s past due loans and leases held for investment as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	Loans and Leases Excluding Covered (1)
	Accruing Loans and Leases
	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonaccrual Loans And Leases (2)	Total Loans And Leases, Excluding Covered Loans
	(Dollars in millions)
Commercial:
Commercial and industrial	$33,479	$72	$4	$611	$34,166
Commercial real estate—other	10,628	35	4	467	11,134
Commercial real estate—residential ADC	2,204	25	—	460	2,689
Specialized lending	3,587	17	7	11	3,622

Retail:
Direct retail lending	13,294	154	59	172	13,679
Revolving credit	2,053	22	16	—	2,091
Residential mortgage (3)	17,324	504	252	292	18,372
Sales finance	7,140	68	21	7	7,236
Specialized lending	4,620	181	—	41	4,842
Other acquired	48	—	2	—	50

Total (2)(3)	$94,377	$1,078	$365	$2,061	$97,881

	December 31, 2010
	Loans and Leases Excluding Covered (1)
	Accruing Loans and Leases
	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonaccrual Loans And Leases (2)	Total Loans And Leases, Excluding Covered Loans
	(Dollars in millions)
Commercial:
Commercial and industrial	$33,371	$163	$8	$508	$34,050
Commercial real estate—other	10,962	68	4	405	11,439
Commercial real estate—residential ADC	2,792	84	8	513	3,397
Specialized lending	3,358	29	5	11	3,403

Retail:
Direct retail lending	13,293	189	76	191	13,749
Revolving credit	2,079	28	20	—	2,127
Residential mortgage (3)	16,173	615	296	466	17,550
Sales finance	6,922	95	27	6	7,050
Specialized lending	4,281	219	1	49	4,550
Other acquired	54	1	3	—	58

Total (2)(3)	$93,285	$1,491	$448	$2,149	$97,373

(1)	Covered loans have been excluded from this aging analysis because they are covered by FDIC loss sharing agreements, and their related allowance is determined by loan pool performance due to the application of the accretion method.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

(2)	Excludes nonperforming commercial loans held for sale of $116 million and $521 million as of June 30, 2011 and December 31, 2010, respectively.
(3)	Residential mortgage loans include $78 million and $83 million in government guaranteed loans past due 30-89 days, and $162 million and $153 million in government guaranteed loans past due greater than 90 days as of June 30, 2011 and December 31, 2010, respectively.

The following tables set forth certain information regarding BB&T’s impaired loans, excluding acquired impaired loans and loans held for sale, that were evaluated for specific reserves as of June 30, 2011 and December 31, 2010. The average balance of impaired loans and the interest income recognized while on impaired status are reported for the six months ended June 30, 2011.

	June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in millions)
With No Related Allowance Recorded:
Commercial:
Commercial and industrial	$163	$237	$—	$147	$—
Commercial real estate—other	143	194	—	141	—
Commercial real estate—residential ADC	181	317	—	206	—
Specialized lending	—	—	—	—	—

Retail:
Direct retail lending	24	82	—	27	—
Residential mortgage (1)	25	50	—	27	—
Sales finance	1	1	—	2	—
Specialized lending	2	4	—	6	—

With An Allowance Recorded:
Commercial:
Commercial and industrial	548	581	108	445	2
Commercial real estate—other	477	519	93	438	4
Commercial real estate—residential ADC	384	418	82	317	2
Specialized lending	6	6	1	3	—

Retail:
Direct retail lending	150	159	32	138	4
Revolving credit	62	61	26	61	1
Residential mortgage (1)	611	626	133	594	14
Sales finance	6	7	1	4	—
Specialized lending	36	38	17	22	1

Total (1)	$2,819	$3,300	$493	$2,578	$28

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

	December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in millions)
With No Related Allowance Recorded:
Commercial:
Commercial and industrial	$196	$267	$—
Commercial real estate—other	175	246	—
Commercial real estate—residential ADC	200	300	—

Retail:
Direct retail lending	22	69	—
Residential mortgage (1)	25	50	—

With An Allowance Recorded:
Commercial:
Commercial and industrial	512	534	96
Commercial real estate—other	516	565	63
Commercial real estate—residential ADC	484	556	75
Specialized lending	4	4	1

Retail:
Direct retail lending	155	161	26
Revolving credit	62	61	25
Residential mortgage (1)	663	690	153
Sales finance	5	5	1
Specialized lending	24	24	2

Total (1)	$3,043	$3,532	$442

(1)	Residential mortgage loans exclude $160 million and $115 million in government guaranteed loans and related allowance of $15 million and $14 million as of June 30, 2011 and December 31, 2010, respectively.

NOTE 5. Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill attributable to each of BB&T’s operating segments for the six months ended June 30, 2011 are reflected in the table below. To date, there have been no goodwill impairments recorded by BB&T.

	Community Banking	Residential Mortgage Banking	Sales Finance	Specialized Lending	Insurance Services	Financial Services	All Other	Total
	(Dollars in millions)
Balance, January 1, 2011	$4,519	$7	$93	$104	$1,067	$192	$26	$6,008
Contingent consideration	—	—	—	—	8	—	—	8

Balance, June 30, 2011	$4,519	$7	$93	$104	$1,075	$192	$26	$6,016

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

The following table presents the gross carrying amounts and accumulated amortization for BB&T’s identifiable intangible assets subject to amortization at the dates presented:

	June 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Identifiable intangible assets:
Core deposit intangibles	$626	$(462)	$164	$626	$(438)	$188
Other (1)	752	(459)	293	752	(432)	320

Totals	$1,378	$(921)	$457	$1,378	$(870)	$508

(1)	Other identifiable intangibles are primarily customer relationship intangibles.

NOTE 6. Loan Servicing

Residential Mortgage Banking Activities

The following table includes a summary of residential mortgage loans managed or securitized and related delinquencies and net charge-offs:

	June 30, 2011	December 31, 2010
	(Dollars in millions)
Mortgage loans managed or securitized (1)	$22,963	$23,692
Less: Loans securitized and transferred to securities available for sale	4	4
Loans held for sale	1,745	3,068
Covered mortgage loans	1,378	1,446
Mortgage loans sold with recourse	1,464	1,624

Mortgage loans held for investment	$18,372	$17,550

Mortgage loans on nonaccrual status (2)	$292	$466
Mortgage loans 90 days past due and still accruing interest (2)	90	143
Mortgage loans net charge-offs (3)	181	390

(1)	Balances exclude loans serviced for others, with no other continuing involvement.
(2)	Includes amounts related to residential mortgage loans held for sale and excludes amounts related to government guaranteed loans. Refer to Note 3 for additional disclosures related to past due government guaranteed loans.
(3)	Net charge-offs for June 30, 2011 reflect six months.

The unpaid principal balances of BB&T’s total residential mortgage servicing portfolio were $86.8 billion and $83.6 billion at June 30, 2011 and December 31, 2010, respectively. The unpaid principal balances of residential mortgage loans serviced for others consist primarily of agency conforming fixed-rate mortgage loans and totaled $65.9 billion and $61.8 billion at June 30, 2011 and December 31, 2010, respectively. Mortgage loans serviced for others are not included in loans on the accompanying Consolidated Balance Sheets.

During the six months ended June 30, 2011 and 2010, BB&T sold residential mortgage loans from the held for sale portfolio with unpaid principal balances of $8.6 billion and $8.7 billion, respectively, and recognized pre-tax gains of $61 million and $86 million, respectively, including the impact of interest rate lock commitments. These gains are recorded in noninterest income as a component of mortgage banking income. BB&T retained the related mortgage servicing rights and receives servicing fees.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

At June 30, 2011 and 2010, the approximate weighted average servicing fee was 0.34% and 0.36%, respectively, of the outstanding balance of the residential mortgage loans serviced for others. The weighted average coupon interest rate on the portfolio of mortgage loans serviced for others was 5.14% and 5.43% at June 30, 2011 and 2010, respectively. BB&T recognized servicing fees of $118 million and $111 million during the first six months of 2011 and 2010, respectively, as a component of mortgage banking income.

At June 30, 2011 and December 31, 2010, BB&T had $1.5 billion and $1.6 billion, respectively, of residential mortgage loans sold with recourse liability. In the event of nonperformance by the borrower, BB&T has maximum recourse exposure of approximately $557 million and $597 million as of June 30, 2011 and December 31, 2010, respectively. At June 30, 2011 and December 31, 2010, BB&T has recorded $7 million and $6 million, respectively of reserves related to these recourse exposures. Payments made to date have been immaterial.

BB&T also issues standard representations and warranties related to mortgage loan sales to government-sponsored entities. Although these agreements often do not specify limitations, BB&T does not believe that any payments related to these warranties would materially change the financial condition or results of operations of BB&T. BB&T has recorded $20 million and $15 million of reserves related to potential losses resulting from repurchases of loans sold at June 30, 2011 and December 31, 2010, respectively.

Residential mortgage servicing rights are recorded on the Consolidated Balance Sheets at fair value with changes in fair value recorded as a component of mortgage banking income in the Consolidated Statements of Income for each period. BB&T uses various derivative instruments to mitigate the income statement effect of changes in fair value, due to changes in valuation inputs and assumptions, of its residential mortgage servicing rights. The following is an analysis of the activity in BB&T’s residential mortgage servicing rights for the six months ended June 30, 2011 and 2010:

	Residential Mortgage Servicing Rights Six Months Ended June 30,
	2011	2010
	(Dollars in millions)
Carrying value, January 1,	$830	$832
Additions	126	122
Increase (decrease) in fair value:
Due to changes in valuation inputs or assumptions	(20)	(227)
Other changes (1)	(57)	(62)

Carrying value, June 30,	$879	$665

(1)	Represents the realization of expected net servicing cash flows, expected borrower payments and the passage of time.

During the second quarter of 2011, management revised its servicing costs assumption in the valuation of residential mortgage servicing rights. The impact of this change was a $10 million reduction in the value of residential mortgage servicing rights.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

BB&T uses assumptions and estimates in determining the fair value of mortgage servicing rights. Refer to Note 14 for additional disclosures related to the assumptions and estimates used in determining the fair value of residential mortgage servicing rights. At June 30, 2011, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the accompanying table:

	Residential Mortgage Servicing Rights June 30, 2011
	(Dollars in millions)
Fair value of residential mortgage servicing rights	$879
Composition of residential loans serviced for others:
Fixed-rate mortgage loans	99%
Adjustable-rate mortgage loans	1

Total	100%

Weighted average life	5.9	yrs

Prepayment speed	11.7%
Effect on fair value of a 10% increase	$(37)
Effect on fair value of a 20% increase	(70)

Weighted average discount rate	10.3%
Effect on fair value of a 10% increase	$(36)
Effect on fair value of a 20% increase	(68)

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

Commercial Mortgage Banking Activities

BB&T also arranges and services commercial real estate mortgages through Grandbridge Real Estate Capital, LLC (“Grandbridge”) the commercial mortgage banking subsidiary of Branch Bank. During the six months ended June 30, 2011 and 2010, Grandbridge originated $1.9 billion and $908 million, respectively, of commercial real estate mortgages, the majority of which were arranged for third party investors. As of June 30, 2011 and December 31, 2010, Grandbridge’s portfolio of commercial real estate mortgages serviced for others totaled $24.4 billion and $24.1 billion, respectively. Commercial real estate mortgage loans serviced for others are not included in loans on the accompanying Consolidated Balance Sheets. Grandbridge had $4.5 billion and $4.4 billion in loans serviced for others that were covered by recourse provisions at June 30, 2011 and December 31, 2010, respectively. At both June 30, 2011 and December 31, 2010, Grandbridge’s maximum exposure to loss for these loans was approximately $1.2 billion. BB&T has recorded $21 million and $19 million of reserves related to these recourse exposures at June 30, 2011 and December 31, 2010, respectively.

Commercial mortgage servicing rights are recorded as other assets on the Consolidated Balance Sheets at the lower of cost or market and amortized in proportion to and over the estimated period that net servicing

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

income is expected to be received based on projections of the amount and timing of estimated future net cash flows. The following is an analysis of the activity in BB&T’s commercial mortgage servicing rights for the six months ended June 30, 2011 and 2010:

	Commercial Mortgage Servicing Rights Six Months Ended June 30,
	2011	2010
	(Dollars in millions)
Carrying value, January 1,	$103	$101
Additions	15	8
Amortization expense	(11)	(9)

Carrying value, June 30,	$107	$100

At June 30, 2011, the sensitivity of the current fair value of the capitalized commercial mortgage servicing rights to adverse changes in key economic assumptions are included in the accompanying table:

	Commercial Mortgage Servicing Rights June 30, 2011
	(Dollars in millions)
Fair value of commercial mortgage servicing rights	$124
Weighted average life	7.1	yrs
Prepayment speed	0.0%
Weighted average discount rate	12.3%
Effect on fair value of a 10% increase	$(4)
Effect on fair value of a 20% increase	(8)

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

NOTE 7. Deposits

A summary of BB&T’s deposits is presented in the accompanying table:

	June 30, 2011	December 31, 2010
	(Dollars in millions)
Noninterest-bearing deposits	$22,507	$20,637
Interest checking	3,733	4,050
Other client deposits	56,921	54,040
Client certificates of deposit	20,399	21,317
Other interest-bearing deposits	4,504	7,169

Total deposits	$108,064	$107,213

Time deposits that are $100,000 and greater totaled $12.0 billion and $10.6 billion at June 30, 2011 and December 31, 2010, respectively.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

NOTE 8. Long-Term Debt

Long-term debt comprised the following:

	June 30, 2011	December 31, 2010
	(Dollars in millions)
BB&T Corporation
3.10% Senior Notes Due 2011	$250	$250
3.85% Senior Notes Due 2012	1,000	1,000
3.38% Senior Notes Due 2013	500	500
5.70% Senior Notes Due 2014	509	510
2.05% Senior Notes Due 2014 (1)	700	—
Floating Rate Senior Notes Due 2014 (2)	300	—
3.95% Senior Notes Due 2016	499	499
3.20% Senior Notes Due 2016 (1)	999	—
6.85% Senior Notes Due 2019 (1)	538	538
6.50% Subordinated Notes Due 2011 (3)	611	610
4.75% Subordinated Notes Due 2012 (3)	490	490
5.20% Subordinated Notes Due 2015 (3)	932	932
4.90% Subordinated Notes Due 2017 (1)(3)	341	339
5.25% Subordinated Notes Due 2019 (1)(3)	586	586

Branch Bank
Floating Rate Subordinated Notes Due 2016 (3)(4)	350	350
Floating Rate Subordinated Notes Due 2017 (3)(4)	261	261
4.875% Subordinated Notes Due 2013 (3)	222	222
5.625% Subordinated Notes Due 2016 (1)(3)	386	386

Federal Home Loan Bank Advances to Branch Bank (5)
Varying maturities to 2034	9,889	10,243

Junior Subordinated Debt to Unconsolidated Trusts (6)	3,270	3,269

Other Long-Term Debt	108	123

Fair value hedge-related basis adjustments	639	622

Total Long-Term Debt	$23,380	$21,730

(1)	These fixed rate notes were swapped to floating rates based on LIBOR. At June 30, 2011, the effective rates paid on these borrowings ranged from 0.94% to 3.69%.
(2)	These floating-rate senior notes are based on LIBOR and had an effective rate of 0.97% at June 30, 2011.
(3)	Subordinated notes that qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.
(4)	These floating-rate securities are based on LIBOR, but the majority of the cash flows have been swapped to a fixed rate. The effective rate paid on these securities including the effect of cash flow hedges was 3.25% at June 30, 2011.
(5)	Certain of these advances have been swapped to floating rates from fixed rates and from fixed rates to floating rates. At June 30, 2011, the weighted average rate paid on these advances including the effect of hedges was 3.70%, and the weighted average maturity was 6.0 years.
(6)	Securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations. Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information.

In March 2011, BB&T made the decision to retire all of its junior subordinated debt to unconsolidated trusts through the exercise of certain early redemption provisions. BB&T determined that it was appropriate to amortize the remaining debt issuance costs and related discounts or premiums, including fair value hedge adjustments, over the period from March 2011 to the expected redemption date for each of the impacted debt securities.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

NOTE 9. Shareholders’ Equity

Common Stock

The authorized common stock of BB&T consists of two billion shares with a $5 par value. There were 697 million and 694 million common shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively.

Preferred Stock

The authorized preferred stock of BB&T consists of five million shares. At June 30, 2011 and December 31, 2010, there were no preferred shares outstanding.

Equity-Based Plans

At June 30, 2011, BB&T has options, restricted shares and restricted share units outstanding from the following equity-based compensation plans: the 2004 Stock Incentive Plan (“2004 Plan”), the 1995 Omnibus Stock Incentive Plan (“Omnibus Plan”), the Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”), and a plan assumed from an acquired entity. BB&T’s shareholders have approved all equity-based compensation plans with the exception of the plan assumed from an acquired entity. As of June 30, 2011, the 2004 Plan is the only plan that has shares available for future grants. The 2004 Plan allows for accelerated vesting of awards for holders who retire and have met all retirement eligibility requirements and in connection with certain other events. Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2010 for further disclosures related to equity-based awards issued by BB&T.

BB&T measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants awarded during the first six months of 2011 and 2010, respectively. Substantially all of BB&T’s option awards are granted in February of each year. Therefore, the assumptions noted below are weighted accordingly:

	June 30,
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

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

The following table details the activity during the first six months of 2011 related to stock options awarded by BB&T:

	Six Months Ended June 30, 2011
	Options	Wtd. Avg. Exercise Price
Outstanding at beginning of period	44,690,131	$35.06
Granted	3,755,975	27.73
Exercised	(33,198)	17.89
Forfeited or expired	(2,609,000)	36.30

Outstanding at end of period	45,803,908	34.40

Exercisable at end of period	34,303,021	$36.38

The following table details the activity during the first six months of 2011 related to restricted shares and restricted share units awarded by BB&T:

	Six Months Ended June 30, 2011
	Shares/Units	Wtd. Avg. Grant Date Fair Value
Nonvested at beginning of period	13,283,786	$20.06
Granted	2,554,528	24.15
Vested	(1,803,878)	29.99
Forfeited	(325,913)	21.43

Nonvested at end of period	13,708,523	$19.48

NOTE 10. Accumulated Other Comprehensive Income (Loss)

The balances in accumulated other comprehensive income (loss) at June 30, 2011 and December 31, 2010 are shown in the following table:

	June 30, 2011			December 31, 2010
	Pre-Tax Amount	Deferred Tax Expense (Benefit)	After- Tax Amount	Pre-Tax Amount	Deferred Tax Expense (Benefit)	After- Tax Amount
	(Dollars in millions)
Unrecognized net pension and postretirement costs	$(572)	$(213)	$(359)	$(587)	$(219)	$(368)
Unrealized net gains (losses) on cash flow hedges	(142)	(53)	(89)	(75)	(28)	(47)
Unrealized net gains (losses) on securities available for sale	195	73	122	(250)	(93)	(157)
Unrealized net gains (losses) on securities held to maturity (1)	(34)	(13)	(21)	—	—	—
FDIC’s share of unrealized (gains) losses on securities available for sale under the loss share agreements (2)	(365)	(136)	(229)	(281)	(105)	(176)
Foreign currency translation adjustment	(6)	(8)	2	(6)	(7)	1

Total	$(924)	$(350)	$(574)	$(1,199)	$(452)	$(747)

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

(1)	Represents unrealized losses on certain available for sale securities that were transferred to held to maturity classification. These losses are being amortized and recognized in net income over the remaining expected life of the underlying securities.
(2)	Certain securities available for sale are covered by loss sharing agreements with the FDIC. The securities covered by the loss share agreements reflected a net unrealized pre-tax gain of $395 million and $305 million as of June 30, 2011 and December 31, 2010, respectively. The FDIC’s share of this net unrealized pre-tax gain, upon sale, would have been $365 million and $281 million as of June 30, 2011 and December 31, 2010, respectively, and was recorded as a reduction in other comprehensive income.

As of June 30, 2011 and December 31, 2010, unrealized net losses on securities available for sale included $94 million and $115 million, respectively, of pre-tax losses related to other-than-temporarily impaired non-agency mortgage-backed securities where a portion of the loss was recognized in net income.

The following tables reflect the components of total comprehensive income (loss) for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011
	Pre-Tax	Tax Effect	After-Tax
	(Dollars in millions)
Comprehensive income:
Net income	$418	$91	$327
Other comprehensive income:
Unrealized net holding gains (losses) arising during the period on securities available for sale	277	103	174
Reclassification adjustment for (gains) losses on securities available for sale included in net income	2	1	1
Net change in amounts attributable to the FDIC under the loss share agreements	7	3	4
Net change in unrecognized gains (losses) on cash flow hedges	(82)	(31)	(51)
Net change in foreign currency translation adjustment	—	—	—
Net change in pension and postretirement liability	7	3	4

Total comprehensive income	$629	$170	$459

	Three Months Ended June 30, 2010
	Pre-Tax	Tax Effect	After-Tax
	(Dollars in millions)
Comprehensive income:
Net income	$249	$25	$224
Other comprehensive income:
Unrealized net holding gains (losses) arising during the period on securities available for sale	551	209	342
Reclassification adjustment for (gains) losses on securities available for sale included in net income	(219)	(83)	(136)
Net change in amounts attributable to the FDIC under the loss share agreements	(82)	(31)	(51)
Net change in unrecognized gains (losses) on cash flow hedges	(145)	(55)	(90)
Net change in foreign currency translation adjustment	(1)	1	(2)
Net change in pension and postretirement liability	(13)	(5)	(8)

Total comprehensive income	$340	$61	$279

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

	Six Months Ended June 30, 2011
	Pre-Tax	Tax Effect	After-Tax
	(Dollars in millions)
Comprehensive income:
Net income	$705	$144	$561
Other comprehensive income:
Unrealized net holding gains (losses) arising during the period on securities available for sale	409	152	257
Reclassification adjustment for (gains) losses on securities available for sale included in net income	2	1	1
Net change in amounts attributable to the FDIC under the loss share agreements	(84)	(31)	(53)
Net change in unrecognized gains (losses) on cash flow hedges	(67)	(25)	(42)
Net change in foreign currency translation adjustment	—	(1)	1
Net change in pension and postretirement liability	15	6	9

Total comprehensive income	$980	$246	$734

	Six Months Ended June 30, 2010
	Pre-Tax	Tax Effect	After-Tax
	(Dollars in millions)
Comprehensive income:
Net income	$491	$73	$418
Other comprehensive income:
Unrealized net holding gains (losses) arising during the period on securities available for sale	855	325	530
Reclassification adjustment for (gains) losses on securities available for sale included in net income	(216)	(82)	(134)
Net change in amounts attributable to the FDIC under the loss share agreements	(126)	(48)	(78)
Net change in unrecognized gains (losses) on cash flow hedges	(215)	(82)	(133)
Net change in foreign currency translation adjustment	(1)	—	(1)
Net change in pension and postretirement liability	(7)	(3)	(4)

Total comprehensive income	$781	$183	$598

NOTE 11. Income Taxes

BB&T’s provision for income taxes was $91 million and $25 million for the three months ended June 30, 2011 and 2010, respectively. The provision for income taxes was $144 million and $73 million for the six months ended June 30, 2011 and 2010, respectively. The effective tax rates for the three months ended June 30, 2011 and 2010 were 21.8% and 10.0%, respectively. The effective tax rates for the six months ended June 30, 2011 and 2010 were 20.4% and 14.9%, respectively. The higher effective tax rates for the three and six months ended June 30, 2011 compared to 2010 are primarily due to higher levels of pre-tax income, which is subject to the marginal tax rate.

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

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

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

The following table summarizes the components of net periodic benefit cost recognized for BB&T’s pension plans for the three and six months ended June 30, 2011 and 2010, respectively:

	Pension Plans
	Qualified		Nonqualified
	Three Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in millions)
Service cost	$27	$20	$1	$1
Interest cost	23	21	3	2
Estimated return on plan assets	(49)	(45)	—	—
Amortization and other	6	6	1	—

Net periodic benefit cost	$7	$2	$5	$3

	Pension Plans
	Qualified		Nonqualified
	Six Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in millions)
Service cost	$53	$40	$3	$2
Interest cost	46	42	5	4
Estimated return on plan assets	(98)	(89)	—	—
Amortization and other	13	11	2	1

Net periodic benefit cost	$14	$4	$10	$7

BB&T makes contributions to the qualified pension plan in amounts between the minimum required for funding standard accounts and the maximum amount deductible for federal income tax purposes. A discretionary contribution of $61 million was made to the qualified pension plan during the first six months of 2010. Management is not required to, and currently has no plans to, make a contribution to the qualified pension plan in 2011; however, such a contribution may be made during 2011, if deemed appropriate.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

NOTE 13. Commitments and Contingencies

BB&T utilizes a variety of financial instruments to meet the financing needs of clients and to reduce exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, letters of credit and financial guarantees and derivatives. BB&T also has commitments to fund certain affordable housing investments and contingent liabilities related to certain sold loans.

Commitments to extend, originate or purchase credit are primarily lines of credit to businesses and consumers and have specified rates and maturity dates. Many of these commitments also have adverse change clauses, which allow BB&T to cancel the commitment due to deterioration in the borrowers’ creditworthiness.

Letters of credit and financial guarantees written are unconditional commitments issued by BB&T to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper issuance, bond financing and similar transactions, the majority of which are to tax exempt entities. The credit risk involved in the issuance of these guarantees is essentially the same as that involved in extending loans to clients and as such, the instruments are collateralized when necessary. As of June 30, 2011 and December 31, 2010, BB&T had issued letters of credit totaling $6.4 billion and $7.3 billion, respectively. The carrying amount of the liability for such guarantees was $42 million and $41 million at June 30, 2011 and December 31, 2010, respectively.

A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or interest rate. For additional disclosures related to BB&T’s derivatives refer to Note 15.

In the ordinary course of business, BB&T indemnifies its officers and directors to the fullest extent permitted by law against liabilities arising from pending litigation. BB&T also issues standard representation and warranties in underwriting agreements, merger and acquisition agreements, loan sales, brokerage activities and other similar arrangements. Counterparties in many of these indemnification arrangements provide similar indemnifications to BB&T. Although these agreements often do not specify limitations, BB&T does not believe that any payments related to these guarantees would materially change the financial position or results of operations of BB&T.

Merger and acquisition agreements of businesses other than financial institutions occasionally include additional incentives to the acquired entities to offset the loss of future cash flows previously received through ownership positions. Typically, these incentives are based on the acquired entity’s contribution to BB&T’s earnings compared to agreed-upon amounts. When offered, these incentives are typically issued for terms of three to five years. As certain provisions of these agreements do not specify dollar limitations, it is not possible to quantify the maximum exposure resulting from these agreements. However, based on recent payouts and current projections, any payments made in relation to these agreements are not expected to be material to BB&T’s results of operations, financial position or cash flows.

In connection with the Colonial acquisition, Branch Bank entered into loss sharing agreements with the FDIC related to certain assets acquired. Pursuant to the terms of these loss sharing agreements, the FDIC’s obligation to reimburse Branch Bank for losses with respect to certain loans, other real estate owned (“OREO”), certain investment securities and other assets (collectively, “covered assets”), begins with the first dollar of loss incurred. For additional information about the terms of the loss sharing agreements refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2010.

BB&T invests in certain affordable housing and historic building rehabilitation projects throughout its market area as a means of supporting local communities, and receives tax credits related to these investments. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

financial policies of the partnerships. Branch Bank typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. As of June 30, 2011 and December 31, 2010, BB&T had investments of $1.2 billion related to these projects, which are included as other assets on the Consolidated Balance Sheets. BB&T’s outstanding commitments to fund affordable housing investments totaled $296 million and $334 million at June 30, 2011 and December 31, 2010, respectively, which are included as other liabilities on the Consolidated Balance Sheets. As of June 30, 2011 and December 31, 2010, BB&T had outstanding loan commitments to these funds of $187 million and $135 million, respectively. Of these amounts, $63 million and $36 million had been funded at June 30, 2011 and December 31, 2010, respectively, and were included in loans and leases on the Consolidated Balance Sheets. BB&T’s maximum risk exposure related to these investments totaled $1.3 billion at June 30, 2011 and December 31, 2010.

BB&T has sold certain mortgage-related loans that contain recourse provisions. These provisions generally require BB&T to reimburse the investor for a share of any loss that is incurred after the disposal of the property. BB&T also issues standard representations and warranties related to mortgage loan sales to government-sponsored entities. Refer to Note 6 for additional disclosures related to these exposures.

BB&T has investments and future funding commitments to certain venture capital funds. As of June 30, 2011 and December 31, 2010, BB&T had investments of $247 million and $266 million related to these ventures, respectively. As of June 30, 2011 and December 31, 2010, BB&T had future funding commitments of $159 million and $185 million, respectively. BB&T’s risk exposure relating to such commitments is generally limited to the amount of investments and future funding commitments made.

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

The Company is a defendant in three separate cases primarily challenging the Company’s daily ordering of debit transactions posted to customer checking accounts for the period from 2003 to 2010. The plaintiffs have requested class action treatment, however, no class has been certified. The court initially denied motions by the Company to dismiss these cases and compel them to be submitted to individual arbitration. The Company then filed appeals in all three matters. There have been numerous subsequent procedural developments, and at present the issues raised by these motions and/or appeals remain pending. If the motions or appeals are granted, they would preclude class action treatment. Even if those appeals are denied, the Company believes it has meritorious defenses against these matters, including class certification. Because of these appeals, and because these cases are in preliminary proceedings and no damages have been specified, no specific loss or range of loss can currently be determined.

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

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

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

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

Assets and liabilities measured at fair value on a recurring basis, including financial instruments for which BB&T has elected the Fair Value Option are summarized below:

		Fair Value Measurements for Assets and Liabilities Measured on a Recurring Basis
	6/30/2011	Level 1	Level 2	Level 3
		(Dollars in millions)
Assets:
Trading securities	$564	$204	$359	$1
Securities available for sale:
GSE securities	78	—	78	—
Mortgage-backed securities issued by GSE	15,231	—	15,231	—
States and political subdivisions	1,822	—	1,822	—
Non-agency mortgage-backed securities	424	—	424	—
Other securities	197	194	3	—
Covered securities	1,657	—	594	1,063
Loans held for sale (1)	1,849	—	1,849	—
Residential mortgage servicing rights	879	—	—	879
Derivative assets: (2)
Interest rate contracts	936	—	923	13
Foreign exchange contracts	4	—	4	—
Venture capital and similar investments (2)(3)	247	—	—	247

Total assets (1)	$23,888	$398	$21,287	$2,203

Liabilities:
Derivative liabilities: (2)
Interest rate contracts	$966	$1	$955	$10
Foreign exchange contracts	3	—	3	—
Short-term borrowed funds (4)	268	—	268	—

Total liabilities	$1,237	$1	$1,226	$10

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

		Fair Value Measurements for Assets and Liabilities Measured on a Recurring Basis
	12/31/2010	Level 1	Level 2	Level 3
		(Dollars in millions)
Assets:
Trading securities	$633	$276	$346	$11
Securities available for sale:
GSE securities	103	—	103	—
Mortgage-backed securities issued by GSE	18,344	—	18,344	—
States and political subdivisions	1,909	—	1,790	119
Non-agency mortgage-backed securities	515	—	515	—
Other securities	759	147	605	7
Covered securities	1,539	—	585	954
Loans held for sale (1)	3,176	—	3,176	—
Residential mortgage servicing rights	830	—	—	830
Derivative assets: (2)
Interest rate contracts	926	1	913	12
Foreign exchange contracts	7	—	7	—
Venture capital and similar investments (2)(3)	266	—	—	266

Total assets (1)	$29,007	$424	$26,384	$2,199

Liabilities:
Derivative liabilities: (2)
Interest rate contracts	$996	$10	$949	$37
Foreign exchange contracts	6	—	6	—
Short-term borrowed funds (4)	233	—	233	—

Total liabilities	$1,235	$10	$1,188	$37

(1)	Excludes loans held for sale carried at the lower of cost or market.
(2)	These amounts are reflected in other assets and other liabilities on the Consolidated Balance Sheets.
(3)	Based on an analysis of the nature and risks of these investments, BB&T has determined that presenting these investments as a single class is appropriate.
(4)	Short-term borrowed funds reflect securities sold short positions.

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

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

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

GSE securities and Mortgage-backed securities issued by GSE: These are debt securities issued by U.S. government sponsored entities. BB&T’s valuations are based on a market approach using observable inputs such as benchmark yields and securities, TBA prices, reported trades, issuer spreads, current bids and offers, monthly payment information and collateral performance.

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

Covered securities: Covered securities are covered by FDIC loss sharing agreements and consist of re-remic non-agency mortgage-backed securities, municipal securities and non-agency mortgage-backed securities. The covered state and political subdivision securities and certain non-agency mortgage-backed securities are valued in a manner similar to the approach described above for these asset classes. The re-remic non-agency mortgage-backed securities, which are categorized as Level 3, were valued based on broker dealer quotes that reflected certain unobservable market inputs.

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

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

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

The tables below present reconciliations for the three and six months ended June 30, 2011 and 2010, respectively, for Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements Using Significant Unobservable Inputs
Three Months Ended June 30, 2011	Trading	States & Political Subdivisions	Other Securities	Covered Securities	Mortgage Servicing Rights	Net Derivatives	Venture Capital and Similar Investments
	(Dollars in millions)
Balance at April 1, 2011	$1	$52	$—	$1,059	$928	$7	$272
Total realized and unrealized gains or losses:
Included in earnings:
Interest income	—	—	—	8	—	—	—
Mortgage banking income	—	—	—	—	(89)	43	—
Other noninterest income	—	—	—	—	—	—	7
Included in other comprehensive income (loss)	—	—	—	(4)	—	—	—
Purchases	2	—	—	—	—	—	7
Issuances	—	—	—	—	40	10	—
Sales	(9)	—	—	—	—	—	(30)
Settlements	7	(52)	—	—	—	(57)	(6)
Transfers into Level 3	—	—	—	—	—	—	1
Transfers out of Level 3	—	—	—	—	—	—	(4)

Balance at June 30, 2011	$1	$—	$—	$1,063	$879	$3	$247

Net unrealized gains (losses) included in net income relating to assets and liabilities still held at June 30, 2011	$—	$—	$—	$8	$(60)	$3	$5

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

	Fair Value Measurements Using Significant Unobservable Inputs
Three Months Ended June 30, 2010	Trading	States & Political Subdivisions	Other Securities	Covered Securities	Mortgage Servicing Rights	Net Derivatives	Venture Capital and Similar Investments
	(Dollars in millions)
Balance at April 1, 2010	$19	$201	$9	$726	$875	$1	$261
Total realized and unrealized gains or losses:
Included in earnings:
Interest Income	—	—	—	18	—	—	—
Mortgage banking income	—	—	—	—	(263)	36	—
Other noninterest income	—	—	—	—	—	—	6
Included in other comprehensive income (loss)	—	(2)	(1)	74	—	—	—
Purchases, issuances and settlements	(8)	(46)	—	—	53	11	5
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	(17)	—	—	—	—	—

Balance at June 30, 2010	$11	$136	$8	$818	$665	$48	$272

Net unrealized gains (losses) included in net income relating to assets and liabilities still held at June 30, 2010	$—	$—	$—	$18	$(232)	$48	$4

	Fair Value Measurements Using Significant Unobservable Inputs
Six Months Ended June 30, 2011	Trading	States & Political Subdivisions	Other Securities	Covered Securities	Mortgage Servicing Rights	Net Derivatives	Venture Capital and Similar Investments
	(Dollars in millions)
Balance at January 1, 2011	$11	$119	$7	$954	$830	$(25)	$266
Total realized and unrealized gains or losses:
Included in earnings:
Interest income	—	—	—	26	—	—	—
Mortgage banking income	—	—	—	—	(77)	26	—
Other noninterest income	(3)	—	—	—	—	—	15
Included in other comprehensive income (loss)	—	(9)	(1)	83	—	—	—
Purchases	2	—	—	—	—	—	12
Issuances	—	—	—	—	126	21	—
Sales	(9)	—	—	—	—	—	(36)
Settlements	—	(53)	(1)	—	—	(19)	(7)
Transfers into Level 3	—	—	—	—	—	—	1
Transfers out of Level 3	—	(57)	(5)	—	—	—	(4)

Balance at June 30, 2011	$1	$—	$—	$1,063	$879	$3	$247

Net unrealized gains (losses) included in net income relating to assets and liabilities still held at June 30, 2011	$—	$—	$—	$26	$(20)	$3	$12

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

	Fair Value Measurements Using Significant Unobservable Inputs
Six Months Ended June 30, 2010	Trading	States & Political Subdivisions	Other Securities	Covered Securities	Mortgage Servicing Rights	Net Derivatives	Venture Capital and Similar Investments
	(Dollars in millions)
Balance at January 1, 2010	$93	$210	$9	$668	$832	$(20)	$281
Total realized and unrealized gains or losses:
Included in earnings:
Interest income	—	—	—	34	—	—	—
Mortgage banking income	—	—	—	—	(289)	53	—
Other noninterest income	—	—	—	—	—	—	9
Included in other comprehensive income (loss)	—	(1)	(1)	116	—	—	—
Purchases, issuances and settlements	(6)	(56)	—	—	122	15	(18)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	(76)	(17)	—	—	—	—	—

Balance at June 30, 2010	$11	$136	$8	$818	$665	$48	$272

Net unrealized gains (losses) included in net income relating to assets and liabilities still held at June 30, 2010	$—	$—	$—	$34	$(227)	$48	$3

BB&T’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of a reporting period. During the first six months of 2011, BB&T transferred certain state and political subdivision securities out of Level 3 as a result of management’s decision to reclassify them from available for sale to held to maturity classification which is not recorded at fair value. During the first six months of 2010, BB&T transferred certain non-agency mortgage-backed securities from Level 3 to Level 2 as a result of increased observable market activity for these securities. There were no gains or losses recognized as a result of the transfers of securities during the six months ended June 30, 2011 or 2010. There were no significant transfers of securities between Level 1 and Level 2 for the six months ended June 30, 2011 or 2010.

BB&T has investments in venture capital funds and other similar investments that are measured at fair value based on the investment’s net asset value. The significant investment strategies for these ventures are primarily equity and subordinated debt in privately-held middle market companies. The majority of these investments are not redeemable and have varying dates for which the underlying assets are expected to be liquidated by distribution through 2021. As of June 30, 2011, restrictions on the ability to sell the investments include, but are not limited to, consent of a majority member or general partner approval for transfer of ownership. There were no investments probable of sale for less than net asset value at June 30, 2011.

The net realized and unrealized gains (losses) reported for mortgage servicing rights assets includes an adjustment reducing the value $60 million and the realization of expected residential mortgage servicing rights cash flows of $29 million for the three months June 30, 2011. For the quarter ended June 30, 2010, the net realized and unrealized gains (losses) reported for mortgage servicing rights assets includes an adjustment reducing the value $232 million and the realization of expected residential mortgage servicing rights cash flows of $31 million. BB&T uses various derivative financial instruments to mitigate the income statement effect of changes in fair value. During the three months ended June 30, 2011 and 2010, the derivative instruments produced gains of $59 million and $241 million, respectively, which offset the valuation adjustments recorded.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

For the six months ended June 30, 2011 and 2010, the net realized and unrealized gains (losses) reported for mortgage servicing rights assets includes an adjustment reducing the value $20 million and $227 million, respectively, and the realization of expected residential mortgage servicing rights cash flows of $57 million and $62 million, respectively. The various derivative financial instruments used to mitigate the income statement effect of changes in fair value produced gains of $20 million and $240 million for the six months ended June 30, 2011 and 2010, respectively, which offset the valuation adjustments recorded.

The following table details the fair value and unpaid principal balance of loans held for sale at June 30, 2011 and December 31, 2010 that were elected to be carried at fair value.

	June 30, 2011			December 31, 2010
	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance
	(Dollars in millions)
Loans held for sale reported at fair value:
Total (1)(2)	$1,849	$1,820	$29	$3,176	$3,192	$(16)
Nonaccrual loans	—	—	—	—	—	—
Loans 90 days or more past due and still accruing interest	1	1	—	1	1	—

(1)	The change in fair value is reflected in mortgage banking income.
(2)	Excludes loans held for sale carried at the lower of cost or market.

BB&T may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. Assets measured at fair value on a nonrecurring basis for the periods ended June 30, 2011 and December 31, 2010 that were still held on the balance sheet at June 30, 2011 and December 31, 2010 totaled $2.0 billion. The June 30, 2011 amount consists of $776 million of impaired loans, excluding covered loans, and $1.2 billion of foreclosed real estate, excluding covered foreclosed real estate, that were classified as Level 3 assets. The December 31, 2010 amount consists of $705 million of impaired loans, excluding covered loans, and $1.3 billion of foreclosed real estate, excluding covered foreclosed real estate, that were classified as Level 3 assets. During the three months ended June 30, 2011 and 2010, BB&T recorded $119 million and $256 million, respectively, in losses related to write-downs of impaired loans and $85 million and $193 million, respectively, in losses related to write-downs of foreclosed real estate. For the six months ended June 30, 2011 and 2010, BB&T recorded $222 million and $415 million, respectively, in losses related to write-downs of impaired loans and $171 million and $318 million, respectively, in losses related to write-downs of foreclosed real estate. These write-downs include periodic revaluations of the collateral underlying impaired loans and foreclosed real estate. The periodic revaluations are generally based on the appraised value of the property. BB&T’s policies require that valuations be updated at least annually and that upon foreclosure, the valuation must not be aged greater than six months old, otherwise an updated appraisal is required.

During 2010, BB&T transferred certain problem held for investment loans to loans held for sale. These loans were adjusted to the lower of cost or market on the date of transfer. As of June 30, 2011, approximately $116 million of loans held for sale are being valued on BB&T’s consolidated balance sheet at the lower of cost or market.

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

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

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

Loans receivable: The fair values for loans are estimated using discounted cash flow analyses, applying interest rates currently being offered for loans with similar terms and credit quality, which are deemed to be indicative of orderly transactions in the current market. For commercial loans and leases, internal credit risk models are used to adjust discount rates for risk migration and expected losses. For residential mortgage and other consumer loans, internal prepayment risk models are used to adjust contractual cash flows. Loans are aggregated into pools of similar terms and credit quality and discounted using a LIBOR based rate. The carrying amounts of accrued interest approximate fair values.

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

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

The following is a summary of the carrying amounts and fair values of those financial assets and liabilities that BB&T has not recorded at fair value:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in millions)
Financial assets:
Securities held to maturity (1)	$8,552	$8,605	$—	$—
Loans and leases (2)(3)	100,985	99,915	101,380	100,360

Financial liabilities:
Deposits	108,064	105,416	107,213	104,091
Long-term debt	23,380	24,421	21,730	22,733

(1)	The carrying value excludes amounts deferred in other comprehensive income resulting from the transfer of securities available for sale to securities held to maturity. Refer to Note 10 for additional disclosures.
(2)	Includes loans held for sale carried at the lower of cost or market.
(3)	The carrying value is net of the allowance for loan and lease losses.

The following is a summary of the notional or contractual amounts and fair values of BB&T’s off-balance sheet financial instruments as of the periods indicated:

	June 30, 2011		December 31, 2010
	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value
	(Dollars in millions)
Contractual commitments:
Commitments to extend, originate or purchase credit	$38,703	$68	$36,917	$65
Residential mortgage loans sold with recourse	1,464	7	1,624	6
Other loans sold with recourse	4,535	21	4,352	19
Letters of credit and financial guarantees written	6,387	42	7,291	41
Commitments to fund affordable housing investments	296	280	334	316

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

NOTE 15. Derivative Financial Instruments

The following tables set forth certain information concerning BB&T’s derivative financial instruments and related hedged items as of the periods indicated:

Derivative Classifications and Hedging Relationships

		June 30, 2011			December 31, 2010
	Hedged Item or Transaction	Notional Amount	Fair Value		Notional Amount	Fair Value
			Gain (1)	Loss (1)		Gain (1)	Loss (1)
		(Dollars in millions)
Cash Flow Hedges (2):
Interest rate contracts:
Pay fixed swaps	3 month LIBOR funding	$5,950	$3	$(222)	$5,950	$6	$(181)
Caps	3 month LIBOR funding	—	—	—	200	—	—

Total		5,950	3	(222)	6,150	6	(181)

Net Investment Hedges:
Foreign exchange contracts		73	1	—	73	—	(2)

Total		73	1	—	73	—	(2)

Fair Value Hedges:
Interest rate contracts:
Receive fixed swaps and option trades	Long-term debt	4,571	119	—	1,160	25	—
Pay fixed swaps	Commercial loans	89	—	(1)	54	—	—
Pay fixed swaps	Municipal securities	355	—	(78)	355	—	(75)

Total		5,015	119	(79)	1,569	25	(75)

Not Designated as Hedges:
Client-related and other risk management
Interest rate contracts:
Receive fixed swaps		9,346	501	(5)	9,696	496	(10)
Pay fixed swaps		9,265	8	(536)	9,514	12	(530)
Other swaps		2,944	2	(1)	3,328	2	(3)
Option trades		889	29	(31)	897	29	(30)
Futures contracts		690	—	—	1,747	1	—
Risk Participations		202	—	—	180	—	—
Foreign exchange contracts		376	3	(3)	436	7	(4)

Total		23,712	543	(576)	25,798	547	(577)

Mortgage Banking
Interest rate contracts:
Receive fixed swaps		89	3	—	11	—	—
Pay fixed swaps		16	—	(1)	35	—	—
Interest rate lock commitments		2,762	13	(10)	3,922	12	(37)
When issued securities, forward rate agreements and forward commitments		3,723	11	(18)	7,717	106	(27)
Option trades		500	3	—	400	11	—
Futures contracts		24	—	—	13	1	—

Total		7,114	30	(29)	12,098	130	(64)

Mortgage Servicing Rights
Interest rate contracts:
Receive fixed swaps		3,088	34	(17)	3,225	13	(61)
Pay fixed swaps		2,889	9	(37)	2,536	15	(7)
Option trades		6,515	192	(8)	6,095	192	(11)
Futures contracts		1,342	—	(1)	4,260	—	(10)
When issued securities, forward rate agreements and forward commitments		2,362	9	—	3,582	5	(14)

Total		16,196	244	(63)	19,698	225	(103)

Total nonhedging derivatives		47,022	817	(668)	57,594	902	(744)

Total Derivatives		$58,060	$940	$(969)	$65,386	$933	$(1,002)

(1)	Derivatives in a gain position are recorded as Other assets and derivatives in a loss position are recorded as Other liabilities on the Consolidated Balance Sheet.
(2)	Cash flow hedges are hedging the first unhedged forecasted settlements associated with the listed hedged item descriptions.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

The Effect of Derivative Instruments on the Consolidated Statements of Income

Three Months Ended June 30, 2011 and 2010

	Effective Portion					Ineffective Portion
	Gain or (Loss) Recognized in OCI		Location of Amounts Reclassified from AOCI into Income	(Gain) or Loss Reclassified from AOCI into Income		Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income (1)
	2011	2010		2011	2010		2011	2010
	(Dollars in millions)
Cash Flow Hedges
Interest rate contracts	$(90)	$(137)	Total interest income	$(6)	$(12)	Other noninterest income	$—	$—
			Total interest expense	14	4

				$8	$(8)

Net Investment Hedges
Foreign exchange contracts	$(1)	$4		$—	$—		$—	$—

	Effective Portion			Ineffective Portion
	Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income		Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income (1)
		2011	2010		2011	2010
	(Dollars in millions)
Fair Value Hedges
Interest rate contracts	Total interest expense	$92	$45	Other noninterest income	$—	$(2)
Interest rate contracts	Total interest income	(5)	(5)

Total		$87	$40

Not Designated as Hedges
Client-related and other risk management
Interest rate contracts	Other noninterest income	$1	$(3)
Foreign exchange contracts	Other nondeposit fees and commissions	2	2
Mortgage Banking Interest rate contracts	Mortgage banking income	(2)	(27)
Mortgage Servicing Rights Interest rate contracts	Mortgage banking income	59	241

Total		$60	$213

Note: All amounts for Other Comprehensive Income (“OCI”) and Accumulated Other Comprehensive Income (“AOCI”) are stated on a pre-tax basis.

(1)	All gains and losses recognized in income relate to the ineffective portion of the change in the fair value of the derivative. No portion of the change in fair value of the derivative has been excluded from effectiveness testing.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

The Effect of Derivative Instruments on the Consolidated Statements of Income

Six Months Ended June 30, 2011 and 2010

	Effective Portion					Ineffective Portion
	Gain or (Loss) Recognized in OCI		Location of Amounts Reclassified from AOCI into Income	(Gain) or Loss Reclassified from AOCI into Income		Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income (1)

	2011	2010		2011	2010		2011	2010
				(Dollars in millions)
Cash Flow Hedges
Interest rate contracts	$(81)	$(196)	Total interest income	$(13)	$(28)	Other noninterest income	$—	$—
			Total interest expense	27	9

				$14	$(19)

Net Investment Hedges
Foreign exchange contracts	$(3)	$1		$—	$—		$—	$—

	Effective Portion			Ineffective Portion
	Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income		Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income (1)

		2011	2010		2011	2010
		(Dollars in millions)
Fair Value Hedges
Interest rate contracts	Total interest expense	$136	$97	Other noninterest income	$1	$(1)
Interest rate contracts	Total interest income	(10)	(10)

Total		$126	$87

Not Designated as Hedges

Client-related and other risk management
Interest rate contracts	Other noninterest income	$(2)	$(4)
Foreign exchange contracts	Other nondeposit fees and commissions	4	3
Mortgage Banking Interest rate contracts	Mortgage banking income	(62)	(47)
Mortgage Servicing Rights Interest rate contracts	Mortgage banking income	20	240

Total		$(40)	$192

Note: All amounts for Other Comprehensive Income (“OCI”) and Accumulated Other Comprehensive Income (“AOCI”) are stated on a pre-tax basis.

(1)	All gains and losses recognized in income relate to the ineffective portion of the change in the fair value of the derivative. No portion of the change in fair value of the derivative has been excluded from effectiveness testing.

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

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

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

For a qualifying cash flow hedge, the portion of changes in the fair value of the derivatives that has been highly effective is recognized in other comprehensive income (loss) until the related cash flows from the hedged item are recognized in earnings. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable of occurring during the forecast period or within a short period thereafter, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately. During the six months ended June 30, 2011 and 2010, BB&T amortized approximately $(14) million and $19 million of unrecognized pre-tax gains (losses) from accumulated other comprehensive income (loss) into net interest income.

At June 30, 2011, BB&T had $142 million of unrecognized pre-tax losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared to $75 million of unrecognized pre-tax losses at December 31, 2010. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the next 12 months is a loss totaling approximately $38 million. This includes active hedges and gains and losses related to hedges that were terminated early for which the forecasted transactions are still probable. The proceeds from these terminations were included in cash flows from financing activities.

All cash flow hedges were highly effective for the six months ended June 30, 2011, and the change in fair value attributed to hedge ineffectiveness was not material.

Fair Value Hedges

BB&T’s fixed rate long-term debt, certificates of deposit, FHLB advances, loan and municipal security assets result in exposure to losses in value as interest rates change. The risk management objective for hedging fixed rate assets and liabilities is to convert the fixed rate paid or received to a floating rate. BB&T accomplishes its risk management objective by hedging exposure to changes in fair value of fixed rate financial instruments primarily through the use of swaps. For a qualifying fair value hedge, changes in the value of the derivatives that have been highly effective as hedges are recognized in current period earnings along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged.

During the six months ended June 30, 2011 and 2010, BB&T terminated certain fair value hedges primarily related to its long-term debt and received proceeds of $16 million and $152 million, respectively. When hedged debt/other financial instruments are retired or redeemed, the amounts associated with the hedge are included as a component of the gain or loss on termination. When a hedge is terminated but the hedged item remains outstanding, the proceeds from the termination of these hedges have been reflected as part of the carrying value of the underlying debt/other financial instrument and are being amortized to earnings over its estimated remaining life. The proceeds from these terminations were included in cash flows from financing activities.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

During the six months ended June 30, 2011 and 2010, BB&T recognized pre-tax benefits of $92 million and $24 million respectively through reductions of interest expense from previously unwound hedges.

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

This category of hedges includes derivatives that hedge mortgage banking operations and mortgage servicing rights (“MSRs”). For mortgage loans originated for sale, BB&T is exposed to changes in market rates and conditions subsequent to the interest rate lock and funding date. BB&T’s risk management strategy related to its interest rate lock commitment derivatives and loans held for sale includes using mortgage-based derivatives such as forward commitments and options in order to mitigate market risk. For MSRs, BB&T uses various derivative instruments to mitigate the income statement effect of changes in the fair value of its MSRs. For the six months ended June 30, 2011, BB&T recorded a gain totaling $20 million related to these derivatives which was offset by a decrease in the carrying value of mortgage servicing assets totaling $20 million. For the six months ended June 30, 2010, BB&T recognized a $240 million gain on these derivatives, which was offset by a negative $227 million valuation adjustment related to the mortgage servicing asset.

BB&T also held, as risk management instruments, other derivatives not designated as hedges primarily to facilitate transactions on behalf of its clients, as well as activities related to balance sheet management.

Net Investment Hedges

In connection with a long-term investment in a foreign subsidiary, BB&T is exposed to changes in the carrying value of its investment as a result of changes in the related foreign exchange rate. At June 30, 2011 and December 31, 2010, BB&T used derivatives to hedge the variability in the value of its $73 million investment. For net investment hedges, changes in value of qualifying hedges are deferred in other comprehensive income (loss) when the terms of the derivative match the notional and currency risk being hedged. At June 30, 2011 and December 31, 2010, accumulated other comprehensive income (loss) reflected unrecognized after-tax losses totaling $13 million and $11 million, respectively, related to cumulative changes in the fair value of BB&T’s net investment hedge.

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

As of June 30, 2011 BB&T had received cash collateral totaling $37 million related to derivatives in a gain position totaling $41 million and had posted collateral totaling $550 million including initial margin required by exchanges related to derivatives in a loss position totaling $524 million. As of December 31, 2010, BB&T had received cash collateral totaling $33 million, to cover derivatives in a gain position of similar value and had posted collateral totaling $605 million related to derivatives in a loss position totaling $612 million. In the event that BB&T’s credit ratings had been downgraded below investment grade, the amount of collateral posted would have increased by $8 million and $10 million as of June 30, 2011 and December 31, 2010, respectively.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

After collateral postings are considered, BB&T had $6 million of unsecured positions in a gain with derivative dealers at June 30, 2011 and had collateral sufficient to secure derivatives in a gain at December 31, 2010. All of the derivative contracts to which BB&T is a party settle monthly, quarterly or semiannually. In the case of contracts with derivative dealers, BB&T only transacts with dealers that are national market makers with strong credit ratings. Further, BB&T has netting agreements with the dealers with which it does business. Because of these factors, BB&T’s credit risk exposure related to derivative dealers at June 30, 2011 and December 31, 2010 was not material.

NOTE 16. Computation of Earnings Per Share

BB&T’s basic and diluted earnings per share amounts for the three and six months ended June 30, 2011 and 2010 respectively, were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in millions, except per share data, shares in thousands)
Basic Earnings Per Share:
Net income available to common shareholders	$307	$210	$532	$398

Weighted average number of common shares	696,625	692,113	695,971	691,456

Basic earnings per share	$0.44	$0.30	$0.76	$0.58

Diluted Earnings Per Share:
Net income available to common shareholders	$307	$210	$532	$398

Weighted average number of common shares	696,625	692,113	695,971	691,456
Add:
Effect of dilutive outstanding equity-based awards	8,344	9,209	8,612	8,767

Weighted average number of diluted common shares	704,969	701,322	704,583	700,223

Diluted earnings per share	$0.44	$0.30	$0.76	$0.57

For the three months ended June 30, 2011 and 2010, the number of anti-dilutive awards was 41.0 million and 25.8 million shares, respectively. For the six months ended June 30, 2011 and 2010, the number of anti-dilutive awards was 41.1 million and 32.1 million shares, respectively.

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

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

performance of the segments is not comparable with BB&T’s consolidated results or with similar information presented by any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities.

Allocation methodologies are subject to periodic adjustment as the internal management accounting system is revised and business or product lines within the segments change. Also, because the development and application of these methodologies is a dynamic process, the financial results presented may be periodically revised. During the first quarter of 2011, we refined the process related to allocating the economic provision between the Company’s operating segments. This process refinement was designed to achieve a higher degree of correlation between the economic provision and the GAAP basis provision at the segment level, while at the same time providing management with a measure of operating performance that gives appropriate consideration to the risks inherent in each of the Company’s operating segments.

Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2010 for a description of internal accounting policies and the basis of segmentation, including a description of the segments presented in the accompanying tables.

The following tables disclose selected financial information with respect to BB&T’s reportable business segments for the periods indicated:

BB&T Corporation

Reportable Segments

Three Months Ended June 30, 2011 and 2010

	Community Banking		Residential Mortgage Banking		Sales Finance		Specialized Lending		Insurance Services
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
	(Dollars in millions)
Net interest income (expense)	$501	$445	$244	$242	$88	$99	$236	$222	$—	$—
Net funds transfer pricing (FTP)	427	529	(184)	(181)	(51)	(64)	(45)	(54)	(2)	(1)

Net interest income (expense) and FTP	928	974	60	61	37	35	191	168	(2)	(1)
Economic provision for loan and lease losses	112	439	143	187	3	(2)	28	14	—	—
Noninterest income	308	327	62	98	1	1	42	30	297	283
Intersegment net referral fees (expense)	37	39	—	—	(4)	(3)	—	—	—	—
Noninterest expense	536	638	72	66	9	8	78	71	211	202
Allocated corporate expenses	220	195	8	6	3	3	11	10	14	13

Income (loss) before income taxes	405	68	(101)	(100)	19	24	116	103	70	67
Provision (benefit) for income taxes	149	25	(38)	(38)	7	9	43	39	18	22

Segment net income (loss)	$256	$43	$(63)	$(62)	$12	$15	$73	$64	$52	$45

Identifiable segment assets (period end)	$58,877	$61,549	$21,619	$18,962	$7,040	$6,660	$9,104	$8,469	$1,273	$1,282

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

	Financial Services		Treasury		All Other Segments (1)		Parent/ Reconciling Items		Total BB&T Corporation
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
	(Dollars in millions)
Net interest income (expense)	$10	$10	$(14)	$76	$50	$46	$239	$220	$1,354	$1,360
Net funds transfer pricing (FTP)	14	15	(75)	(157)	(47)	(45)	(37)	(42)	—	—

Net interest income (expense) and FTP	24	25	(89)	(81)	3	1	202	178	1,354	1,360
Economic provision for loan and lease losses	(2)	8	—	—	1	11	43	(7)	328	650
Noninterest income	162	147	—	242	13	11	(98)	(100)	787	1,039
Intersegment net referral fees (expense)	3	3	—	—	—	—	(36)	(39)	—	—
Noninterest expense	147	131	6	4	17	16	319	364	1,395	1,500
Allocated corporate expenses	4	4	2	1	1	—	(263)	(232)	—	—

Income (loss) before income taxes	40	32	(97)	156	(3)	(15)	(31)	(86)	418	249
Provision (benefit) for income taxes	15	12	(56)	37	(14)	(18)	(33)	(63)	91	25

Segment net income (loss)	$25	$20	$(41)	$119	$11	$3	$2	$(23)	$327	$224

Identifiable segment assets (period end)	$4,062	$3,594	$33,084	$28,747	$7,071	$6,003	$17,180	$19,817	$159,310	$155,083

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

BB&T Corporation

Reportable Segments

Six Months Ended June 30, 2011 and 2010

	Community Banking		Residential Mortgage Banking		Sales Finance		Specialized Lending		Insurance Services
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
	(Dollars in millions)
Net interest income (expense)	$984	$873	$498	$480	$177	$198	$464	$433	$1	$1
Net funds transfer pricing (FTP)	855	1,097	(367)	(365)	(103)	(129)	(87)	(102)	1	2

Net interest income (expense) and FTP	1,839	1,970	131	115	74	69	377	331	2	3
Economic provision for loan and lease losses	326	745	227	367	8	(3)	69	97	—	—
Noninterest income	509	631	137	176	1	1	85	61	546	533
Intersegment net referral fees (expense)	76	73	—	—	(7)	(6)	—	—	—	—
Noninterest expense	1,080	1,223	138	122	16	16	152	139	409	403
Allocated corporate expenses	441	392	15	12	6	5	21	20	29	27

Income (loss) before income taxes	577	314	(112)	(210)	38	46	220	136	110	106
Provision (benefit) for income taxes	210	116	(42)	(79)	14	17	82	51	33	37

Segment net income (loss)	$367	$198	$(70)	$(131)	$24	$29	$138	$85	$77	$69

Identifiable segment assets (period end)	$58,877	$61,549	$21,619	$18,962	$7,040	$6,660	$9,104	$8,469	$1,273	$1,282

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Second Quarter 2011

	Financial Services		Treasury		All Other Segments (1)		Parent/ Reconciling Items		Total BB&T Corporation
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
	(Dollars in millions)
Net interest income (expense)	$19	$18	$(82)	$212	$98	$88	$480	$371	$2,639	$2,674
Net funds transfer pricing (FTP)	37	39	(157)	(352)	(93)	(90)	(86)	(100)	—	—

Net interest income (expense) and FTP	56	57	(239)	(140)	5	(2)	394	271	2,639	2,674
Economic provision for loan and lease losses	1	9	—	—	(7)	13	44	(3)	668	1,225
Noninterest income	320	287	(2)	260	26	23	(121)	(89)	1,501	1,883
Intersegment net referral fees (expense)	8	6	—	—	—	—	(77)	(73)	—	—
Noninterest expense	292	262	10	9	33	33	637	634	2,767	2,841
Allocated corporate expenses	7	9	5	2	2	(3)	(526)	(464)	—	—

Income (loss) before income taxes	84	70	(256)	109	3	(22)	41	(58)	705	491
Provision (benefit) for income taxes	31	26	(135)	—	(24)	(33)	(25)	(62)	144	73

Segment net income (loss)	$53	$44	$(121)	$109	$27	$11	$66	$4	$561	$418

Identifiable segment assets (period end)	$4,062	$3,594	$33,084	$28,747	$7,071	$6,003	$17,180	$19,817	$159,310	$155,083

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

disruptions to the credit and financial markets, either nationally or globally, including the impact of the recent downgrade of U.S. government obligations by one of the credit ratings agencies and the adverse effects of the ongoing sovereign debt crisis in Europe;

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

•

unpredictable natural or other disasters could have an adverse effect on BB&T in that such events could materially disrupt BB&T’s operations or the ability or willingness of BB&T’s customers to access the financial services BB&T offers;

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

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2011

place undue reliance on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those expressed in or implied by any forward-looking statements. Except to the extent required by applicable law or regulation, BB&T undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

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

Critical Accounting Policies

The accounting and reporting policies of BB&T Corporation and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. BB&T’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Different assumptions in the application of these policies could result in material changes in BB&T’s consolidated financial position and/or consolidated results of operations and related disclosures. The more critical accounting and reporting policies include BB&T’s accounting for the allowance for credit losses, determining fair value of financial instruments, intangible assets and other purchase accounting related adjustments associated with mergers and acquisitions, costs and benefit obligations associated with BB&T’s pension and postretirement benefit plans, and income taxes. Understanding BB&T’s accounting policies is fundamental to understanding BB&T’s consolidated financial position and consolidated results of operations. Accordingly, BB&T’s significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in detail in Note 1 in the “Notes to Consolidated Financial Statements” in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2010. Additional discussions regarding the effects of new accounting pronouncements are included in Note 1 “Basis of Presentation” included herein.

The following is a summary of BB&T’s critical accounting policies that are highly dependent on estimates, assumptions and judgments. These critical accounting policies are reviewed with the Audit Committee of BB&T’s Board of Directors on a periodic basis.

Allowance for Credit Losses

It is the policy of BB&T to maintain an allowance for loan and lease losses and a reserve for unfunded lending commitments that represent management’s best estimate of probable credit losses inherent in the portfolio at the balance sheet date. Estimates for loan and lease losses are determined by analyzing historical loan and lease losses, historical loan and lease migration to charge-off experience, current trends in delinquencies and charge-offs, expected cash flows on purchased loans, current assessment of problem loans and leases, the results of regulatory examinations, and changes in the size, composition and risk assessment of the loan and lease portfolio. For restructured loans, re-default expectations and estimated slower prepayment speeds are incorporated in the determination of the allowance for loan and lease losses. Also included in management’s estimates for loan and lease losses are considerations with respect to the impact of current economic events, the

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2011

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

Fair Value of Financial Instruments

A significant portion of BB&T’s assets and certain liabilities are financial instruments carried at fair value. This includes securities available for sale, trading securities, derivatives, certain loans held for sale, residential mortgage servicing rights, certain short-term borrowings and venture capital investments. At June 30, 2011, the percentage of total assets and total liabilities measured at fair value on a recurring basis was 15.0% and less than 1%, respectively. The percentage of total assets measured at fair value declined from December 31, 2010 as a result of the transfer of securities available for sale to securities held to maturity during the first quarter of 2011. The vast majority of assets and liabilities carried at fair value are based on either quoted market prices or market prices for similar instruments. At June 30, 2011, 9.2% of assets measured at fair value on a recurring basis were based on significant unobservable inputs. This is approximately 1% of BB&T’s total assets. See Note 14 “Fair Value Disclosures” in the “Notes to Consolidated Financial Statements” herein for additional disclosures regarding the fair value of financial instruments.

Securities

The fair values for available-for-sale and trading securities are generally based upon quoted market prices or observable market prices for similar instruments. BB&T generally utilizes a third-party pricing service in determining the fair value of its securities portfolio. The pricing service uses observable inputs when available including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids and offers. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment by management. As of June 30, 2011, BB&T had approximately $1.1 billion of available-for-sale securities, which is less than 1% of total assets, valued using unobservable inputs. This total is almost entirely non-agency mortgage-backed securities that are covered by a loss sharing agreement with the FDIC.

BB&T periodically reviews available-for-sale securities with an unrealized loss. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. The purpose of the review is to consider the length of time and the extent to which the market value of a security has been below its amortized cost. The primary factors BB&T considers in determining whether an impairment is other-than-temporary are long-term expectations and recent experience regarding principal and interest payments, and BB&T’s intent to sell and whether it is more likely than not that the Company would be required to sell those securities before the anticipated recovery of the amortized cost basis.

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

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2011

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

In addition, as of June 30, 2011, BB&T held $116 million of commercial loans accounted for at the lower of cost or market in the loans held for sale portfolio. These are nonaccrual loans that were originated as loans held for investment and transferred to the loans held for sale portfolio based on management’s nonperforming asset disposition strategy.

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

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2011

Venture Capital and Similar Investments

BB&T has venture capital and similar investments that are carried at fair value. Changes in the fair value of these investments are recorded in other noninterest income each period. In many cases there are no observable market values for these investments and therefore management must estimate the fair value based on a comparison of the operating performance of the company to multiples in the marketplace for similar entities. This analysis requires significant judgment and actual values in a sale could differ materially from those estimated. As of June 30, 2011, BB&T had $247 million of venture capital investments, which is less than 1% of total assets.

Intangible Assets

BB&T’s mergers and acquisitions are accounted for using the acquisition method of accounting. Under the acquisition method, BB&T is required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which often involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques, all of which are inherently subjective. The amortization of identified intangible assets is based upon the estimated economic benefits to be received, which is also subjective. Acquisitions typically result in goodwill, which is subject to ongoing periodic impairment tests based on the fair value of net assets acquired compared to their carrying value. Refer to Note 1 in the “Notes to Consolidated Financial Statements” in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2010 for a description of BB&T’s impairment testing process. The major assumptions used in the impairment testing process include the estimated future cash flows of each business unit and discount rates. Discount rates are unique to each business unit and are based upon the cost of capital specific to the industry in which the business unit operates. While the excess of fair value over carrying value of some reporting units narrowed during the economic downturn, the results of BB&T’s most recent annual goodwill impairment analysis indicated that the fair value of each reporting unit exceeded its respective carrying value by at least 20%.

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

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2011

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

EXECUTIVE SUMMARY

Consolidated net income for the second quarter of 2011 totaled $327 million, an increase of $103 million, or 46.0%, compared to $224 million earned during the second quarter of 2010. Consolidated net income available to common shareholders for the second quarter of 2011 totaled $307 million, an increase of $97 million, or 46.2%, compared to $210 million earned during the same period in 2010. On a diluted per common share basis, earnings for the three months ended June 30, 2011 were $0.44, compared to $0.30 for the same period in 2010, an increase of 46.7%. BB&T’s results of operations for the second quarter of 2011 produced an annualized return on average assets of 0.83% and an annualized return on average common shareholders’ equity of 7.25% compared to prior year ratios of 0.56% and 5.01%, respectively.

Consolidated net income for the first six months of 2011 totaled $561 million, an increase of $143 million, or 34.2%, compared to $418 million earned during the first six months of 2010. Consolidated net income available to common shareholders for the first six months of 2011 totaled $532 million, an increase of $134 million, or 33.7%, compared to $398 million earned during the same period in 2010. On a diluted per common share basis, earnings for the six months ended June 30, 2011 were $0.76, compared to $0.57 for the same period in 2010, an increase of 33.3%. BB&T’s results of operations for the first six months of 2011 produced an annualized return on average assets of 0.72% and an annualized return on average common shareholders’ equity of 6.38% compared to prior year ratios of 0.52% and 4.80%, respectively.

BB&T’s net interest income decreased slightly compared to the second quarter of 2010. The net interest margin was 4.15% for the second quarter of 2011, up 3 basis points compared to the same period of 2010. The improvement in the net interest margin reflects lower funding costs and higher yields on loans acquired in the Colonial acquisition. Noninterest income declined 24.3% compared to the second quarter of 2010, primarily as a result of a decrease of $221 million from net securities gains and $27 million of losses and writedowns related to commercial loans held for sale in the current quarter. Excluding these items, noninterest income was relatively flat compared to the second quarter of 2010. Noninterest expenses were down $105 million, or 7.0%, in the second quarter of 2011 compared with the corresponding period of 2010 due primarily to declines in foreclosed property expenses and merger-related and restructuring charges. BB&T generated positive operating leverage in the second quarter of 2011 compared to the first quarter, and currently expects to produce positive operating leverage through the second half of 2011.

Asset quality improved significantly during the second quarter of 2011. Total nonperforming assets, excluding covered assets, were $3.4 billion at June 30, 2011, a decrease of $618 million, or 15.6%, compared to December 31, 2010. The decline this quarter is the fifth consecutive quarterly decline in nonperforming assets. The decline in nonperforming assets reflects a 24.9% decrease in inflows into nonaccrual status compared to the first quarter of 2011 and the continuation of the nonperforming asset disposition strategy that was initiated during the second quarter of 2010. The provision for credit losses for the second quarter of 2011 declined $322 million, or 49.5%, compared to the second quarter of 2010, as improving credit resulted in lower provision expense. Net charge-offs for the second quarter of 2011 were $198 million lower than the second quarter of 2010 and the level of nonperforming assets, loan delinquencies and the outlook for future credit losses continued to improve.

BB&T’s total assets at June 30, 2011 were $159.3 billion, an increase of 1.4% compared to December 31, 2010. Total loans and leases at June 30, 2011 were $105.4 billion, a decrease of $1.9 billion, or 1.8%, compared

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2011

to the balance at year-end. The majority of the decrease in total loans and leases was due to lower levels of loans held for sale, which declined $1.7 billion compared to December 31, 2010. Total loans and leases held for investment were $810 million higher as of June 30, 2011 compared to March 31, 2011. Securities available for sale decreased $3.8 billion compared to the balances at December 31, 2010, as growth from additional investments were partially offset by an $8.3 billion decline due to securities that were transferred to the held to maturity portfolio in the first quarter of 2011.

Total client deposits at June 30, 2011 were $103.6 billion, an increase of $3.5 billion, or 3.5%, from December 31, 2010. Total deposits, which include wholesale deposits sources, totaled $108.1 billion at June 30, 2011, an increase of 0.8% compared to December 31, 2010. The increase in client deposits was a result of strong growth in lower cost deposits, which more than offset a decline in higher-rate certificates of deposit. These changes resulted in an improvement in the deposit mix, with noninterest-bearing accounts representing 20.8% of total deposits at June 30, 2011, compared with 19.2% at December 31, 2010.

Total shareholders’ equity increased $551 million, or 3.3%, compared to December 31, 2010. The Tier 1 common ratio was 9.6% and 9.1% at June 30, 2011 and December 31, 2010, respectively. In addition, the Tier 1 risk-based capital and total risk-based capital ratios were 12.3% and 16.0% at June 30, 2011, respectively, compared to 11.8% and 15.5%, respectively, at December 31, 2010. BB&T’s risk-based capital ratios remain well above regulatory standards for well-capitalized banks. As of June 30, 2011, measures of tangible capital were not required by the regulators and, therefore, were considered non-GAAP measures. Refer to the section titled “Capital Adequacy and Resources” herein for a discussion of how BB&T calculates and uses these measures in the evaluation of the Company.

Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2010, for additional information with respect to BB&T’s recent accomplishments and significant challenges. The factors causing the fluctuations in the major balance sheet and income statement categories for the second quarter and first six months of 2011 compared to the corresponding periods of 2010 are further discussed in the following sections.

ANALYSIS OF FINANCIAL CONDITION

Securities

Securities available for sale totaled $19.4 billion at June 30, 2011, a decrease of $3.8 billion, or 16.2%, compared with December 31, 2010. During the first quarter of 2011, BB&T reclassified approximately $8.3 billion from securities available for sale to securities held to maturity. Management determined that it has both the positive intent and ability to hold these securities to maturity. The reclassification of these securities was accounted for at fair value. Management transferred these securities to mitigate possible negative impacts on its regulatory capital under the Basel III capital standards.

Average securities for the second quarter of 2011 were $27.1 billion, a decrease of $1.2 billion, or 4.4%, compared with the average balance during the second quarter of 2010. Average securities for the first six months of 2011 were $26.1 billion, a decrease of $4.6 billion, or 14.9%, compared to the average balance during the first six months of 2010. The decline in average securities reflects the deleveraging strategy executed during the second quarter of 2010. In connection with this strategy, management reduced the balance sheet by approximately $8 billion.

During the second quarter of 2011, management sold certain equity securities that were held in connection with various benefit plans. The sale of these securities produced a gain of $16 million. In addition, BB&T recognized other-than-temporary impairment charges of $18 million on certain non-agency mortgage-backed securities.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2011

The annualized fully taxable equivalent (“FTE”) yield on the average securities portfolio for the second quarter of 2011 was 2.62%, which represents a decrease of 168 basis points compared to the annualized yield earned during the second quarter of 2010. The annualized FTE yield on the average securities portfolio for the first six months of 2011 was 2.60%, which also represents a decrease of 168 basis points compared to the annualized yield earned during the first six months of 2010. The decrease in the annualized FTE yield on the average securities portfolio was a result of management’s efforts to deleverage and de-risk the portfolio during 2010. The securities purchased included floating rate and other securities with lower yields.

On June 30, 2011, BB&T held certain investment securities having continuous unrealized loss positions for more than 12 months. All of these losses were in non-agency mortgage-backed and municipal securities. At June 30, 2011, all of the available-for-sale debt securities in an unrealized loss position, excluding those covered by FDIC loss sharing agreements, were investment grade with the exception of two municipal bonds with an amortized cost of $8 million and ten non-agency mortgage-backed securities with an amortized cost of $521 million. At June 30, 2011, the total unrealized loss on these non-investment grade securities was $98 million. All of the non-investment grade securities referenced above were initially investment grade and have been downgraded since purchase.

See Note 2 “Securities” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to BB&T’s evaluation of securities for other-than-temporary impairment.

Loans and Leases

BB&T emphasizes commercial lending to small and medium-sized businesses, consumer lending, mortgage lending and specialized lending with an overall goal of maximizing the profitability of the loan portfolio while maintaining strong asset quality. For the second quarter of 2011, average total loans were $104.3 billion, an increase of $377 million, or 0.4%, compared to the same period in 2010. For the first six months of 2011, average total loans were $104.8 billion, an increase of $601 million, or 0.6%, compared to the same period in 2010.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2011

The following table presents the composition of average loans and leases for the three and six months ended June 30, 2011 and 2010, respectively:

Table 1

Composition of Average Loans and Leases

	Three Months Ended June 30,
	2011		2010
	Balance	% of total	Balance	% of total
	(Dollars in millions)
Commercial:
Commercial and industrial	$33,647	32.2%	$31,691	30.5%
Commercial real estate—other	11,287	10.8	12,223	11.7
Commercial real estate—residential ADC	2,933	2.8	5,165	5.0
Direct retail lending	13,629	13.1	13,994	13.5
Sales finance	7,184	6.9	6,729	6.5
Revolving credit	2,070	2.0	2,002	1.9
Residential mortgage	18,311	17.5	15,586	15.0
Specialized lending	8,029	7.7	7,645	7.3
Other acquired	53	0.1	96	0.1

Total average loans and leases held for investment (excluding covered loans)	97,143	93.1	95,131	91.5
Covered	5,625	5.4	7,162	6.9

Total average loans and leases held for investment	102,768	98.5	102,293	98.4
Loans held for sale	1,573	1.5	1,671	1.6

Total average loans and leases	$104,341	100.0%	$103,964	100.0%

	Six Months Ended June 30,
	2011		2010
	Balance	% of total	Balance	% of total
	(Dollars in millions)
Commercial:
Commercial and industrial	$33,540	32.0%	$31,596	30.3%
Commercial real estate—other	11,328	10.8	12,259	11.8
Commercial real estate—residential ADC	3,105	3.0	5,374	5.2
Direct retail lending	13,650	13.0	14,079	13.5
Sales finance	7,132	6.8	6,568	6.3
Revolving credit	2,077	2.0	1,997	1.9
Residential mortgage	18,120	17.3	15,522	14.9
Specialized lending	7,914	7.5	7,562	7.2
Other acquired	55	0.1	102	0.1

Total average loans and leases held for investment (excluding covered loans)	96,921	92.5	95,059	91.2
Covered	5,775	5.5	7,401	7.1

Total average loans and leases held for investment	102,696	98.0	102,460	98.3
Loans held for sale	2,119	2.0	1,754	1.7

Total average loans and leases	$104,815	100.0%	$104,214	100.0%

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2011

Average commercial and industrial loans were up 6.2% for the second quarter and the first six months of 2011 compared to the corresponding periods of 2010. The increase in the commercial and industrial portfolio is largely a result of management’s focused efforts at growing this component of the loan portfolio. Average commercial real estate—residential, acquisition and development loans (“ADC”) declined $2.2 billion and $2.3 billion for the second quarter and first six months of 2011 compared to the same periods of 2010. The decline in this portfolio reflects management’s decision to lower exposures to higher-risk real estate lending. The balance of the ADC portfolio was $2.7 billion as of June 30, 2011. Average commercial real estate—other loans for the second quarter of 2011 declined 7.7% compared to the second quarter of 2010 and 7.6% for the first half of 2011 compared to the same period of 2010. The decline in this portfolio is primarily related to commercial land and construction lending.

Average direct retail loans declined 2.6% and 3.0% for the second quarter and the first six months of 2011, respectively, compared to the corresponding periods of 2010. This portfolio is primarily home equity loans and lines to individuals and has been negatively affected by the downturn in the residential real estate markets. In addition, the residential lot/land component of this portfolio has been declining, as management continues to reduce exposures to these types of loans. Demand for home equity loans improved during the second quarter of 2011, and end of period direct retail loans were higher as of June 30, 2011, compared to the March 31, 2011.

Average residential mortgage loans held for investment increased $2.7 billion, or 17.5%, for the second quarter and $2.6 billion, or 16.7%, for the first six months of 2011 compared to the corresponding periods of 2010. The vast majority of new residential mortgage originations were being sold in the secondary market until the third quarter of 2010 when BB&T began to retain a portion of its 10 to 15 year fixed-rate and adjustable-rate mortgage production.

Average sales finance loans increased 6.8% and 8.6% for the second quarter and the first six months of 2011 compared to the corresponding periods in 2010 as prime automobile lending continues to improve.

Average specialized lending loans increased 5.0% and 4.7% for the second quarter and the first six months of 2011, respectively, compared to the corresponding periods of 2010. The growth in the specialized lending portfolio was primarily in small ticket finance, nonprime automobile financing and equipment leasing.

Average loans held for sale decreased $98 million, or 5.9%, for the second quarter compared to the same period in 2010. Average loans held for sale increased $365 million, or 20.8%, for the first six months of 2011 compared to the same period in 2010 primarily because the current year includes commercial loan balances related to management’s nonperforming asset disposition strategy.

The annualized FTE yield for the total loan portfolio for the second quarter of 2011 was 5.94% compared to 5.95% in the second quarter of 2010. The annualized FTE yield on the total loan portfolio for the first six months of 2011 was 5.94%, which reflects an increase of 14 basis points compared to the same period in 2010. The increase in the FTE yield on the total loan portfolio for the first six months of 2011 was primarily the result of the loans acquired in the Colonial acquisition, which have produced higher yields due to higher expected cash flows based on the quarterly cash flow reassessment process required by acquisition accounting. A significant portion of the increased yield is offset by a decrease in FDIC loss share income.

Average total loans held for investment increased an annualized 0.6% in the second quarter of 2011 compared to the first quarter of 2011. Management currently expects average total loans held for investment to increase in the range of 2% to 4% annualized for the third quarter of 2011 compared to the second quarter and for the fourth quarter compared to the third quarter, contingent on overall economic conditions remaining relatively stable.

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

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2011

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

At June 30, 2011, approximately $886 million of BB&T’s construction loan portfolio, excluding covered loans, have active interest reserves (i.e. current funding of interest charges through a reserve). Interest income related to loans with active interest reserves totaled approximately $16 million for the six months ended June 30, 2011, which represented less than 1% of total interest income.

Other Interest-Earning Assets

Average other interest-earning assets totaled $2.8 billion for the second quarter of 2011, compared to $3.1 billion for the same period of 2010. The decrease in average other interest-earning assets included decreases of $98 million in average securities purchased under resale agreements and $90 million in average FHLB stock compared to the second quarter of 2010. For the first six months of 2011, average other interest-earning assets increased slightly compared to the same period of 2010. The average yield on other interest-earning assets was 0.62% for the second quarter of 2011 compared to 0.57% for the second quarter of 2010. The average yield on other interest-earning assets was 0.71% for the first six months of 2011, compared to 0.56% for the same period in 2010.

Noninterest-Earning Assets

BB&T’s other noninterest-earning assets, including premises and equipment, goodwill, core deposit and other intangible assets, residential mortgage servicing rights, FDIC loss share receivable and noninterest-bearing cash and due from banks, decreased $811 million from December 31, 2010 to June 30, 2011. The decline in this category was primarily due to a reduction in the FDIC loss share receivable of $476 million and a decline in income tax receivable of $327 million.

Deposits

Deposits totaled $108.1 billion at June 30, 2011, an increase of $851 million, or 0.8%, from December 31, 2010. Client deposits generated through the Community Banking segment are the largest source of funds used to support asset growth. Client deposits totaled $103.6 billion at June 30, 2011, an increase of $3.5 billion, or 3.5%,

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2011

from December 31, 2010. The increase in client deposits was primarily due to increases in noninterest-bearing deposits and other client deposits, which include money market deposit accounts, savings accounts, individual retirement accounts and other time deposits, which was partially offset by a decline in client certificates of deposit. Other interest-bearing deposits, which are primarily Eurodollar deposits and negotiable certificates of deposits, declined $2.7 billion compared to December 31, 2010, as the strong growth in client deposits limited the need for these types of funding sources.

The following table presents the composition of average deposits for the three and six months ended June 30, 2011 and 2010:

Table 2

Composition of Average Deposits

	Three Months Ended June 30,
	2011		2010
	Balance	% of total	Balance	% of total
	(Dollars in millions)
Noninterest-bearing deposits	$22,151	20.8%	$19,346	18.1%
Interest checking	4,201	3.9	3,905	3.6
Other client deposits	56,618	53.2	50,207	47.0
Client certificates of deposit	20,408	19.2	28,745	26.8

Total client deposits	103,378	97.1	102,203	95.5
Other interest-bearing deposits	3,088	2.9	4,857	4.5

Total average deposits	$106,466	100.0%	$107,060	100.0%

	Six Months Ended June 30,
	2011		2010
	Balance	% of total	Balance	% of total
	(Dollars in millions)
Noninterest-bearing deposits	$21,574	20.3%	$18,907	17.3%
Interest checking	3,899	3.7	3,826	3.5
Other client deposits	56,266	53.0	50,955	46.8
Client certificates of deposit	20,742	19.6	29,784	27.3

Total client deposits	102,481	96.6	103,472	94.9
Other interest-bearing deposits	3,561	3.4	5,563	5.1

Total average deposits	$106,042	100.0%	$109,035	100.0%

Average deposits for the second quarter of 2011 decreased $594 million, or 0.6%, compared to the same period in 2010. Average client deposits for the second quarter of 2011 were $103.4 billion, up $1.2 billion, or 1.1%, compared to the second quarter of 2010. This includes a decline of $8.3 billion in client certificates of deposit. Excluding client certificates of deposit, average client deposits increased $9.5 billion, or 12.9%, compared to the same period of 2010. The categories of deposits with the highest growth for the second quarter of 2011 compared to the second quarter of 2010 were other client deposits, which include money market deposit accounts, savings accounts, individual retirement accounts and other time deposits, which increased $6.4 billion, or 12.8%, and noninterest-bearing deposits, which increased $2.8 billion, or 14.5%.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2011

Average deposits for the first six months of 2011 decreased $3.0 billion, or 2.7%, compared to the first six months of 2010. The decline in average deposits reflects the balance sheet deleverage executed in the second quarter of 2010, which was partially offset by strong organic deposit growth. The categories of deposits with the highest growth for the first six months of 2011 compared to the same period of 2010 were other client deposits, which increased $5.3 billion, or 10.4%, and noninterest-bearing deposits which increased $2.7 billion, or 14.1%. Client certificates of deposit decreased $9.0 billion, or 30.4%, compared to the average for the first six months of 2010.

The overall mix of deposits continues to improve, as average noninterest-bearing deposits represented 20.8% of total deposits at June 30, 2011, compared to 18.1% at June 30, 2010. The average rate for interest-bearing deposits for the second quarter of 2011 was 0.72% compared to 1.10% for the same period in the prior year, reflecting the runoff of higher-rate certificates of deposit and growth in other lower-cost client deposits.

Borrowings

While deposits remain the primary source for funding loan originations and other balance sheet growth, BB&T uses short-term borrowings as a supplementary funding source. Short-term borrowings used by BB&T include Federal funds purchased, securities sold under repurchase agreements, master notes, commercial paper, U.S. Treasury tax and loan deposit notes and short-term bank notes. All of BB&T’s securities sold under repurchase agreements are reflected as collateralized borrowings on the balance sheet. At June 30, 2011, short-term borrowings totaled $4.8 billion, a decrease of $831 million, or 14.6%, compared to December 31, 2010. The decrease in these borrowings compared to December 31, 2010, primarily reflects growth in deposits and the issuance of long-term debt, which has reduced the Corporation’s reliance on short-term funding.

BB&T also uses long-term debt to provide both funding, and to a lesser extent, regulatory capital. Long-term debt consists of Federal Home Loan Bank advances to Branch Bank, corporate senior and subordinated notes, senior and subordinated notes issued by Branch Bank, and junior subordinated debentures issued by BB&T. Long-term debt totaled $23.4 billion at June 30, 2011, an increase of $1.7 billion, or 7.6%, from the balance at December 31, 2010. The increase in long-term debt reflects the issuance of $1 billion of senior notes in March 2011, with an interest rate of 3.20% due March 2016, $700 million in senior notes in April 2011, with an interest rate of 2.05% due April 2014 and $300 million in senior notes in April 2011, with a floating interest rate due April 2014. The proceeds from these issuances will be used for general corporate funding purposes.

For the second quarter of 2011, the average annualized FTE rate paid on short-term borrowings was 0.22% compared to 0.31% during the second quarter of 2010. The average annualized rate paid on long-term debt for the second quarter of 2011 was 3.14% compared to 3.92% for the same period in 2010. The average annualized rate paid on short-term borrowed funds was 0.27% for the first six months of 2011 and 2010. The average annualized rate on long-term debt for the first six months of 2011 was 3.55% compared to 3.87% for the same period in 2010. The decline in the average rate paid on long-term debt reflects new issuances at lower rates and the positive impact of accelerated amortization from certain derivatives that were unwound in a gain position. The benefits from the derivatives gains are being amortized over the remaining expected life of the respective debt.

Shareholders’ Equity

Total shareholders’ equity at June 30, 2011 was $17.0 billion, an increase of 3.3% compared to December 31, 2010. BB&T’s book value per common share at June 30, 2011 was $24.37, compared to $23.67 at December 31, 2010.

BB&T’s tangible shareholders’ equity available to common shareholders was $11.1 billion at June 30, 2011, an increase of $403 million, or 3.8%, compared to December 31, 2010. BB&T’s tangible book value per

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2011

common share at June 30, 2011 was $15.95 compared to $15.43 at December 31, 2010. As of June 30, 2011, measures of tangible capital were not required by the regulators and, therefore, were considered non-GAAP measures. Refer to the section titled “Capital Adequacy and Resources” herein for a discussion of how BB&T calculates and uses these measures in the evaluation of the Company.

Asset Quality

BB&T’s lending strategy focuses on relationship-based lending within its markets. BB&T has continued to work with its clients that have experienced financial difficulties throughout the economic recession. During the second quarter of 2010, management implemented a comprehensive nonperforming asset disposition strategy with a goal of more aggressively reducing BB&T’s exposure to nonperforming loans and foreclosed properties and to reduce or eliminate any delay in exiting the credit cycle. The strategy was implemented during the second quarter of 2010 as management believed that pricing for distressed assets had improved. This strategy continued throughout the third and fourth quarters of 2010 and into 2011. A total of $1.9 billion in unpaid principal balances in commercial loans were transferred into held for sale under the nonperforming asset disposition strategy during 2010. Of this amount, only $232 million remains to be sold at June 30, 2011 with a carrying value of $116 million. The life-to-date loss percentage on commercial loans sold that were part of this strategy was 52%. BB&T recorded losses and write-downs on commercial loans of $101 million during the first six months of 2011 in connection with this program. In addition, management identified and sold $271 million of problem residential mortgage loans during the second quarter of 2011. A charge-off of $87 million was recognized when these loans were transferred to loans held for sale.

Substantially all of the loans acquired in the Colonial acquisition are covered by loss sharing agreements with the FDIC, whereby the FDIC reimburses BB&T for the majority of the losses incurred. In addition, all of the loans acquired were recorded at fair value as of the acquisition date without regard to the loss sharing agreements. Loans were evaluated and assigned to loan pools based on common risk characteristics. The determination of the fair value of the loans resulted in a significant write-down in the carrying amount of the loans. In accordance with the acquisition method of accounting, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. All of the loans acquired in the Colonial acquisition were considered to be accruing loans as of the acquisition date. In accordance with regulatory reporting standards, covered loans that are contractually past due will continue to be reported as past due and still accruing based on the number of days past due.

Given the significant amount of acquired loans that are past due but still accruing, BB&T believes the inclusion of these loans in certain asset quality ratios including “Loans 30-89 days past due and still accruing as a percentage of total loans and leases,” “Loans 90 days or more past due and still accruing as a percentage of total loans and leases,” “Nonperforming loans and leases as a percentage of total loans and leases” and certain other asset quality ratios that reflect nonperforming assets in the numerator or denominator (or both) results in significant distortion to these ratios. In addition, because charge-offs related to the acquired loans are recorded against the nonaccretable balance, the net charge-off ratio, including the acquired loans, is lower for portfolios that have significant amounts of acquired loans. The inclusion of these loans in the asset quality ratios described above could result in a lack of comparability across quarters or years, and could negatively impact comparability with other portfolios that were not impacted by acquisition accounting. BB&T believes that the presentation of asset quality measures excluding covered loans and related amounts from both the numerator and denominator provides better perspective into underlying trends related to the quality of its loan portfolio. Accordingly, the asset quality measures in Table 4-2 present asset quality information both on a consolidated basis as well as excluding the covered assets and related amounts. In addition, BB&T has excluded mortgage loans that are guaranteed by the government, primarily FHA/VA loans, from its asset quality metrics as these loans are

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2011

recoverable through various government guarantees. Finally, BB&T has recorded on the balance sheet certain amounts related to delinquent GNMA loans serviced for others that BB&T has the option, but not the obligation, to repurchase and has effectively regained control. These amounts are also excluded from asset quality metrics as reimbursement of insured amounts is proceeding in accordance with investor guidelines. The amount of government guaranteed mortgage loans and GNMA loans serviced for others that have been excluded are noted in the footnotes to Table 4-1.

Nonperforming assets, which are composed of foreclosed real estate, repossessions, nonaccrual loans and certain restructured loans, totaled $3.7 billion (or $3.4 billion excluding covered loans and foreclosed property) at June 30, 2011, compared to $4.3 billion (or $4.0 billion excluding covered loans and foreclosed property) at December 31, 2010. The decrease in nonperforming assets included decreases of $405 million in nonperforming loans held for sale and $174 million in nonperforming residential mortgage loans. As a percentage of loans and leases plus foreclosed property, nonperforming assets were 3.46% at June 30, 2011 (or 3.32% excluding covered loans and foreclosed property) compared with 3.94% (or 3.88% excluding covered loans and foreclosed property) at December 31, 2010.

Nonperforming assets, excluding covered foreclosed real estate, declined $510 million, or 13.2%, compared to March 31, 2011. The improvement in nonperforming assets was driven by a decrease of 24.9% in inflows of new nonaccrual loans. Inflows of nonaccrual loans were $780 million for the second quarter of 2011 compared to $1.0 billion in the prior quarter. During the second quarter of 2011, BB&T sold $231 million of residential mortgage loans that were on nonaccrual status. In addition, BB&T disposed of $227 million of foreclosed property and $177 million of nonaccrual commercial loans through sales or short sales. This net increase was offset by a decrease of $655 million, primarily from charge-offs, write-downs and payments. Management currently expects nonperforming assets to continue to decrease on a sequential quarter basis by 5% to 10% for both the third and the fourth quarters assuming relative stability in the overall economy.

Loans 90 days or more past due and still accruing interest, excluding government guaranteed loans and loans covered by FDIC loss share agreements, totaled $203 million at June 30, 2011, compared with $295 million at year-end 2010, a decline of 31.2%. The balance of loans 90 days or more past due and still accruing interest is at its lowest point since the third quarter of 2007. Loans 30-89 days past due, excluding government guaranteed loans and loans covered by FDIC loss share agreements, totaled $1.0 billion at June 30, 2011, which was a decline of $408 million, or 29.0%, compared with $1.4 billion at year-end 2010. The balance of loans 30-89 days past due was at its lowest level since the second quarter of 2007. The decline in loans past due was due to improving trends across all loan portfolios. BB&T’s net charge-offs totaled $444 million for the second quarter of 2011 and amounted to 1.71% of average loans and leases, on an annualized basis (or 1.80% excluding covered loans), compared to $642 million, or 2.48% of average loans and leases, on an annualized basis (or 2.66% excluding covered loans), in the corresponding period in 2010. As noted above, BB&T recorded $87 million of charge-offs in the second quarter of 2011 in connection with the sale of problem residential mortgages. Charge-offs for the second quarter of 2010 included $148 million of additional losses in connection with management’s nonperforming asset disposition strategy.

The allowance for credit losses, which totaled $2.6 billion and $2.8 billion at June 30, 2011 and December 31, 2010, respectively, consists of the allowance for loan and lease losses, which is presented on the Consolidated Balance Sheets, and the reserve for unfunded lending commitments, which is included in other liabilities on the Consolidated Balance Sheets. The allowance for loan and lease losses amounted to 2.43% of loans and leases held for investment at June 30, 2011 (or 2.41% excluding covered loans), compared to 2.62% (or 2.63% excluding covered loans) at year-end 2010. Refer to Note 4 “Allowance for Credit Losses” in the “Notes to Consolidated Financial Statements” for additional disclosures.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2011

The following table presents an estimated allocation of the allowance for loan and lease losses at June 30, 2011 and December 31, 2010. This allocation of the allowance for loan and lease losses is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 3

Allocation of Allowance for Loan and Lease Losses by Category

	June 30, 2011		December 31, 2010
	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in millions)
Balances at end of period applicable to:
Commercial:
Commercial and industrial	$474	33.1%	$621	32.8%
Commercial real estate—other	462	10.8	446	11.0
Commercial real estate—residential ADC	382	2.6	469	3.3
Direct retail lending	233	13.2	246	13.3
Sales finance	42	7.0	47	6.8
Revolving credit	103	2.0	109	2.1
Residential mortgage	347	17.8	298	17.0
Specialized lending	184	8.2	198	7.7
Covered	159	5.3	144	6.0
Unallocated	130	—	130	—

Total allowance for loan and lease losses	2,516	100.0%	2,708	100.0%

Reserve for unfunded lending commitments	59		47

Total allowance for credit losses	$2,575		$2,755

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2011

Asset quality statistics for the last five calendar quarters are presented in the accompanying tables:

Table 4 - 1

Asset Quality Analysis

	Three Months Ended
	6/30/2011	3/31/2011	12/31/2010	9/30/2010	6/30/2010
	(Dollars in millions)
Allowance For Credit Losses
Beginning balance	$2,691	$2,755	$2,650	$2,753	$2,759
Provision for credit losses (excluding covered loans)	313	340	543	743	652
Provision for covered loans	15	—	100	27	(2)
Charge-offs
Commercial: (1)
Commercial and industrial	(62)	(78)	(103)	(143)	(65)
Commercial real estate—other	(81)	(68)	(125)	(244)	(47)
Commercial real estate—residential ADC	(78)	(71)	(107)	(285)	(165)
Direct retail lending	(66)	(78)	(87)	(83)	(82)
Sales finance	(7)	(10)	(12)	(10)	(10)
Revolving credit	(24)	(27)	(28)	(28)	(31)
Residential mortgage (2)	(129)	(54)	(58)	(52)	(207)
Specialized lending	(43)	(52)	(57)	(56)	(64)

Total charge-offs	(490)	(438)	(577)	(901)	(671)

Recoveries
Commercial:
Commercial and industrial	9	4	4	4	4
Commercial real estate—other	6	3	4	—	1
Commercial real estate—residential ADC	7	4	6	4	3
Direct retail lending	8	9	8	7	6
Sales finance	3	2	2	2	2
Revolving credit	5	5	4	4	4
Residential mortgage	1	1	1	1	1
Specialized lending	7	6	10	6	8

Total recoveries	46	34	39	28	29

Net charge-offs (1)(2)	(444)	(404)	(538)	(873)	(642)

Other changes, net	—	—	—	—	(14)

Ending balance	$2,575	$2,691	$2,755	$2,650	$2,753

Allowance For Credit Losses
Allowance for loan and lease losses
(excluding covered loans)	$2,357	$2,497	$2,564	$2,567	$2,706
Allowance for covered loans	159	144	144	44	17
Reserve for unfunded lending commitments	59	50	47	39	30

Total	$2,575	$2,691	$2,755	$2,650	$2,753

(1)	Includes net charge-offs of $26 million, $431 million and $7 million in commercial loans and leases during the fourth, third and second quarters of 2010, respectively, in connection with BB&T’s nonperforming assets (“NPA”) disposition strategy.
(2)	Includes net charge-offs of $87 million and $141 million in mortgage loans during the second quarters of 2011 and 2010, respectively, in connection with BB&T’s NPA disposition strategy.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2011

	As of/For the Six Months Ended June 30,
	2011	2010
	(Dollars in millions)
Allowance For Credit Losses
Beginning balance	$2,755	$2,672
Provision for credit losses (excluding covered loans)	653	1,208
Provision for covered loans	15	17
Charge-offs
Commercial: (1)
Commercial and industrial	(140)	(127)
Commercial real estate—other	(149)	(101)
Commercial real estate—residential ADC	(149)	(273)
Direct retail lending	(144)	(168)
Sales finance	(17)	(26)
Revolving credit	(51)	(62)
Residential mortgage (2)	(183)	(284)
Specialized lending	(95)	(139)

Total charge-offs	(928)	(1,180)

Recoveries
Commercial:
Commercial and industrial	13	10
Commercial real estate—other	9	1
Commercial real estate—residential ADC	11	4
Direct retail lending	17	18
Sales finance	5	5
Revolving credit	10	8
Residential mortgage	2	2
Specialized lending	13	15

Total recoveries	80	63

Net charge-offs (1)(2)	(848)	(1,117)

Other changes, net	—	(27)

Ending balance	$2,575	$2,753

(1)	Includes net charge-offs of $7 million in commercial loans and leases loans during the second quarter of 2010, in connection with BB&T’s NPA disposition strategy.
(2)	Includes net-charge offs of $87 million and $141 million in mortgage loans during the second quarters of 2011 and 2010, respectively, in connection with BB&T’s NPA disposition strategy.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2011

	Three Months Ended
	6/30/2011	3/31/2011	12/31/2010	9/30/2010	6/30/2010
	(Dollars in millions)
Nonperforming Assets (1)
Nonaccrual loans and leases
Commercial: (6)
Commercial and industrial	$611	$594	$508	$491	$637
Commercial real estate—other	467	508	405	328	631
Commercial real estate—residential ADC	460	568	513	454	807
Direct retail lending	172	182	191	216	234
Sales finance	7	9	6	6	6
Residential mortgage (7)	292	511	466	416	387
Specialized lending	52	55	60	62	68

Total nonaccrual loans and leases held for investment	2,061	2,427	2,149	1,973	2,770
Loans held for sale	116	189	521	826	129

Total nonaccrual loans and leases	2,177	2,616	2,670	2,799	2,899
Foreclosed real estate (2)	1,147	1,211	1,259	1,309	1,391
Other foreclosed property	29	36	42	39	37

Total nonperforming assets (excluding covered assets) (2)	$3,353	$3,863	$3,971	$4,147	$4,327

Performing troubled debt restructurings (TDRs) (3)
Commercial:
Commercial and industrial	$100	$125	$205	$260	$303
Commercial real estate—other	153	233	280	300	387
Commercial real estate—residential ADC	105	120	172	316	409
Direct retail lending	143	146	141	131	133
Sales finance	6	5	5	—	—
Revolving credit	62	62	62	62	60
Residential mortgage (8)	570	587	585	566	595
Specialized lending	39	31	26	4	4

Total performing TDRs (8)	$1,178	$1,309	$1,476	$1,639	$1,891

Loans 90 days or more past due and still accruing
Commercial:
Commercial and industrial	$4	$6	$8	$7	$5
Commercial real estate—other	4	20	4	3	7
Commercial real estate—residential ADC	—	5	8	10	10
Direct retail lending	59	59	76	69	69
Sales finance	21	23	27	27	28
Revolving credit	16	18	20	21	20
Residential mortgage (9)(11)	90	124	143	137	127
Specialized lending	7	6	6	7	7
Other acquired	2	2	3	5	5

Total loans 90 days past due and still accruing (excluding covered loans) (4)(9)(11)	$203	$263	$295	$286	$278

Loans 30—89 days past due
Commercial:
Commercial and industrial	$72	$137	$163	$213	$185
Commercial real estate—other	35	54	68	171	118
Commercial real estate—residential ADC	25	40	84	151	128
Direct retail lending	154	166	189	181	188
Sales finance	68	67	95	99	95
Revolving credit	22	24	28	28	28
Residential mortgage (10)(12)	426	444	532	551	519
Specialized lending	198	166	248	242	225
Other acquired	—	1	1	2	2

Total loans 30—89 days past due (excluding covered loans) (5)(10)(12)	$1,000	$1,099	$1,408	$1,638	$1,488

(1)	Covered and other acquired loans are considered to be performing due to the application of the accretion method. Covered loans that are contractually past due are noted in the footnotes below.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2011

(2)	Excludes foreclosed real estate totaling $348 million, $362 million, $313 million, $276 million and $176 million at June 30, 2011, March 31, 2011, December 31, 2010, September 30, 2010 and June 30, 2010, respectively, that are covered by FDIC loss sharing agreements.
(3)	Excludes TDRs that are nonperforming totaling $381 million, $479 million, $479 million, $489 million and $480 million at June 30, 2011, March 31, 2011, December 31, 2010, September 30, 2010 and June 30, 2010, respectively. These amounts are included in total nonperforming assets.
(4)	Excludes loans past due 90 days or more that are covered by FDIC loss sharing agreements totaling $935 million, $1.2 billion, $1.1 billion, $1.3 billion and $1.5 billion at June 30, 2011, March 31, 2011, December 31, 2010, September 30, 2010 and June 30, 2010, respectively.
(5)	Excludes loans past due 30-89 days that are covered by FDIC loss sharing agreements totaling $308 million, $252 million, $363 million, $329 million and $429 million at June 30, 2011, March 31, 2011, December 31, 2010, September 30, 2010 and June 30, 2010, respectively.
(6)	Includes a transfer of $1.3 billion book value of nonperforming commercial loans to loans held for sale during the third quarter of 2010 in connection with BB&T’s NPA disposition strategy.
(7)	Includes a reduction of $231 million in mortgage loans during the second quarter of 2011 in connection with BB&T’s NPA disposition strategy.
(8)	Excludes restructured mortgage loans that are government guaranteed totaling $184 million, $148 million, $129 million, $153 million and $73 million at June 30, 2011, March 31, 2011, December 31, 2010, September 30, 2010 and June 30, 2010, respectively. Includes mortgage loans held for sale.
(9)	Excludes mortgage loans past due 90 days or more that are government guaranteed totaling $162 million, $187 million, $153 million, $119 million and $82 million at June 30, 2011, March 31, 2011, December 31, 2010, September 30, 2010 and June 30, 2010, respectively. Includes past due mortgage loans held for sale.
(10)	Excludes mortgage loans past due 30-89 days that are government guaranteed totaling $78 million, $71 million, $83 million, $74 million and $42 million at June 30, 2011, March 31, 2011, December 31, 2010, September 30, 2010 and June 30, 2010, respectively. Includes past due mortgage loans held for sale.
(11)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase that are past due 90 days or more totaling $389 million, $406 million, $425 million, $403 million and $365 million at June 30, 2011, March 31, 2011, December 31, 2010, September 30, 2010 and June 30, 2010, respectively.
(12)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase that are past due 30-89 days totaling $7 million, $6 million, $7 million, $7 million and $9 million at June 30, 2011, March 31, 2011, December 31, 2010, September 30, 2010 and June 30, 2010, respectively.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2011

Table 4 - 2

Asset Quality Ratios

	Three Months Ended
	6/30/2011		3/31/2011		12/31/2010		9/30/2010		6/30/2010
Asset Quality Ratios (including amounts related to covered loans and covered foreclosed property)
Loans 30—89 days past due and still accruing as a percentage of total loans and leases (1)(2)	1.24%		1.29%		1.65%		1.86%		1.83%
Loans 90 days or more past due and still accruing as a percentage of total loans and leases (1)(2)	1.08		1.36		1.34		1.53		1.74
Nonperforming loans and leases as a percentage of total loans and leases	2.07		2.49		2.49		2.64		2.77
Nonperforming assets as a percentage of:
Total assets	2.32		2.69		2.73		2.81		2.90
Loans and leases plus foreclosed property	3.46		3.97		3.94		4.11		4.24
Net charge-offs as a percentage of average loans and leases	1.71		1.56		2.02		3.31		2.48
Allowance for loan and lease losses as a percentage of loans and leases held for investment	2.43		2.58		2.62		2.56		2.66
Ratio of allowance for loan and lease losses to:
Net charge-offs	1.41	x	1.61	x	1.27	x	0.75	x	1.06	x
Nonperforming loans and leases held for investment	1.22		1.09		1.26		1.32		0.98

Asset Quality Ratios (excluding amounts related to covered loans and covered foreclosed property (3)
Loans 30—89 days past due and still accruing as a percentage of total loans and leases (1)(2)	1.00%		1.11%		1.39%		1.65%		1.53%
Loans 90 days or more past due and still accruing as a percentage of total loans and leases (1)(2)	0.20		0.27		0.29		0.29		0.28
Nonperforming loans and leases as a percentage of total loans and leases	2.18		2.64		2.64		2.82		2.97
Nonperforming assets as a percentage of:
Total assets	2.18		2.56		2.64		2.76		2.93
Loans and leases plus foreclosed property	3.32		3.85		3.88		4.12		4.37
Net charge-offs as a percentage of average loans and leases (4)	1.80		1.65		2.15		3.54		2.66
Allowance for loan and lease losses as a percentage of loans and leases held for investment	2.41		2.58		2.63		2.69		2.84
Ratio of allowance for loan and lease losses to:
Net charge-offs	1.32	x	1.52	x	1.20	x	0.74	x	1.05	x
Nonperforming loans and leases held for investment	1.14		1.03		1.19		1.30		0.98

	As of/For the Six Months Ended June 30,
	2011		2010
Asset Quality Ratios
Including covered loans:
Net charge-offs as a percentage of average loans and leases	1.63%		2.16%
Ratio of allowance for loan and lease losses to net charge-offs	1.47	x	1.21	x
Excluding covered loans:
Net charge-offs as a percentage of average loans and leases (4)	1.73%		2.33%
Ratio of allowance for loan and lease losses to net charge-offs	1.38	x	1.20	x

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2011

Applicable ratios are annualized.

(1)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase. Refer to the footnotes of Table 4-1 for amounts related to these loans.
(2)	Excludes mortgage loans guaranteed by the government. Refer to the footnotes of Table 4-1 for amounts related to these loans.
(3)	These asset quality ratios have been adjusted to remove the impact of covered loans and covered foreclosed property. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios. Management believes the inclusion of covered loans in certain asset quality ratios that include nonperforming assets, past due loans or net charge-offs in the numerator or denominator results in distortion of these ratios and they may not be comparable to other periods presented or to other portfolios that were not impacted by purchase accounting.
(4)	Excluding the impact of losses and balances associated with BB&T’s NPA disposition strategy, the adjusted net charge-offs ratio would have been 1.46%, 2.07%, 1.80% and 2.06% for the second quarter 2011, and the fourth, third and second quarters of 2010, respectively. The adjusted net charge-off ratio would have been 1.56% and 2.02% for the six months ended June 30, 2011, and 2010, respectively.

Table 4 - 3

Troubled Debt Restructurings

	June 30, 2011
	Current Status		Past Due 30-89 Days (1)		Past Due 90+ Days (1)		Total
	(Dollars in millions)
Performing restructurings:
Commercial:
Commercial and industrial	$97	97.0%	$3	3.0%	$—	—%	$100
Commercial real estate—other	151	98.7	2	1.3	—	—	153
Commercial real estate—ADC	105	100.0	—	—	—	—	105
Direct retail lending	134	93.7	8	5.6	1	0.7	143
Sales finance	4	66.7	—	—	2	33.3	6
Revolving credit	50	80.6	7	11.3	5	8.1	62
Residential mortgage (2)	480	84.2	81	14.2	9	1.6	570
Specialized lending	36	92.3	3	7.7	—	—	39

Total performing restructurings (2)	1,057	89.8	104	8.8	17	1.4	1,178
Nonperforming restructurings (3)	130	34.1	70	18.4	181	47.5	381

Total restructurings (2)	$1,187	76.1	$174	11.2	$198	12.7	$1,559

(1)	Past due performing restructurings are included in past due disclosures.
(2)	Excludes restructured mortgage loans that are government guaranteed totaling $184 million.
(3)	Nonperforming restructurings are included in nonaccrual loan disclosures.

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

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2011

the credit evaluation, in conjunction with an evaluation of the borrower’s performance prior to the restructuring, are considered when evaluating the borrower’s ability to meet the restructured terms of the loan agreement. Restructured nonaccrual loans may be returned to accrual status based on a current, well-documented credit evaluation of the borrower’s financial condition and prospects for repayment under the modified terms. This evaluation must include consideration of the borrower’s sustained historical repayment performance for a reasonable period (generally a minimum of six months) prior to the date on which the loan is returned to accrual status. Sustained historical repayment performance for a reasonable time prior to the restructuring may be taken into account. Performing restructurings may be removed from being reported as restructurings upon meeting certain criteria. The credit must perform in accordance with the modified terms (generally a minimum of six months), must be reported as a restructuring over a year end reporting period and the interest rate on the modified credit must have been a market rate at the date of modification.

In connection with consumer loan restructurings, a nonperforming loan will be returned to accruing status when current as to principal and interest and upon a sustained historical repayment performance (generally a minimum of six months).

BB&T’s performing restructured loans, excluding government guaranteed mortgage loans, totaled $1.2 billion at June 30, 2011, a decrease of $298 million, or 20.2%, compared with December 31, 2010. For the six months ended June 30, 2011, commercial performing restructured loan inflows totaled $78 million. These inflows were offset by $377 million in outflows. The majority of BB&T’s commercial lending loan modifications that are considered restructurings involve an extension of the term of the loan without a corresponding adjustment to the risk premium reflected in the interest rate. BB&T does not typically lower the interest rate and rarely forgives principal or interest as part of a commercial loan modification. In addition, BB&T frequently obtains additional collateral or guarantor support when modifying such loans. The majority of BB&T’s mortgage and consumer loan modifications that are considered restructurings involve a reduction in the interest rate to a below market rate and/or an increase in the term of the loan without a corresponding adjustment to the risk premium reflected in the interest rate. These modifications rarely result in the forgiveness of principal or interest. Management currently does not expect any material changes to the amount of restructured loans resulting from the adoption of the new accounting guidance in the third quarter of this year and would expect declines in restructured loans to be consistent with recent trends.

Consistent with BB&T’s belief that the presentation of certain asset quality measures excluding the impact of covered loans is more meaningful, certain information reflected in Tables 5-1, 5-2 and 5-3 has been adjusted to exclude the impact of covered loans and foreclosed property. These adjustments have been identified and explained in the footnotes to each table.

The following tables provide further details regarding BB&T’s commercial real estate lending, residential mortgage and consumer real estate portfolios as of June 30, 2011.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2011

Table 5-1

Real Estate Lending Portfolio Credit Quality and Geographic Distribution

Commercial Real Estate Loan Portfolio (1) (2)

	As of / For the Period Ended June 30, 2011
Commercial Real Estate—Residential ADC	Builder / Construction	Land / Land Development	Condos / Townhomes	Total ADC
	(Dollars in millions, except average loan and client size)
Total loans outstanding	$721	$1,829	$139	$2,689

Average loan size (in thousands)	208	509	902	373
Average client size (in thousands)	553	819	2,199	745

Nonaccrual loans and leases as a percentage of category	17.26%	17.02%	17.38%	17.11%
Gross charge-offs as a percentage of category:
Year-to-Date	8.86	10.52	6.17	9.84
Quarter-to-Date	9.59	11.01	12.78	10.71

	As of / For the Period Ended June 30, 2011
Commercial Real Estate—Residential ADC by State of Origination	Total Outstandings	Nonaccrual as a Percentage of Outstandings	Gross Charge-Offs as a Percentage of Outstandings
			Year-to-Date	Quarter- to-Date
	(Dollars in millions)
North Carolina	$1,195	17.17%	13.04%	16.53%
Virginia	526	6.18	1.46	1.00
South Carolina	238	17.89	8.87	11.60
Georgia	202	17.30	11.93	8.71
Florida	145	25.38	11.90	12.17
Washington, D.C.	95	13.30	19.96	1.29
Tennessee	77	31.20	8.81	9.92
West Virginia	68	62.09	7.17	5.15
Kentucky	64	12.07	3.61	2.12
Maryland	47	3.26	0.34	—
Alabama	32	61.80	7.65	13.91

Total	$2,689	17.11%	9.84%	10.71%

	As of / For the Period Ended June 30, 2011
Commercial Real Estate—Other (3)	Commercial Construction	Commercial Land / Development	Permanent Income Producing Properties	Total Other Commercial Real Estate
	(Dollars in millions)
Total loans outstanding	$870	$1,197	$9,074	$11,141

Average loan size (in thousands)	971	620	507	538
Average client size (in thousands)	1,343	740	771	793

Nonaccrual loans and leases as a percentage of category	3.32%	10.24%	3.47%	4.19%
Gross charge-offs as a percentage of category:
Year-to-Date	1.10	8.68	2.11	2.79
Quarter-to-Date	1.35	5.50	2.66	2.87

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2011

	As of / For the Period Ended June 30, 2011
Commercial Real Estate—Other by State of Origination (3)	Total Outstandings	Nonaccrual as a Percentage of Outstandings	Gross Charge-Offs as a Percentage of Outstandings
			Year-to-Date	Quarter- to-Date
	(Dollars in millions)
North Carolina	$3,399	4.12%	1.71%	1.74%
Virginia	1,867	1.64	0.86	0.75
Georgia	1,630	6.38	5.87	4.81
South Carolina	844	8.32	7.37	12.72
Florida	774	10.24	7.44	5.69
Washington, D.C.	617	1.37	1.65	0.33
Maryland	557	0.91	0.35	0.66
Kentucky	451	1.45	0.23	0.34
West Virginia	430	0.38	0.39	0.07
Tennessee	340	5.17	0.94	0.81
Alabama	109	2.88	0.75	1.42
Other	123	—	—	—

Total	$11,141	4.19%	2.79%	2.87%

Applicable ratios are annualized.

(1)	Commercial real estate loans (“CRE”) are defined as loans to finance non-owner occupied real property where the primary repayment source is the sale or rental/lease of the real property. Definition is based on internal classification. Excludes covered loans and in process items.
(2)	Includes net charge-offs and average balances related to loans transferred to held for sale while they were held for investment. Loans transferred to held for sale are excluded from total loans outstanding. As of June 30, 2011, there were $46 million ADC loans and $45 million other CRE loans held for sale. All of the held for sale ADC and Other CRE loans are on nonaccrual status.
(3)	C&I loans secured by real property are excluded.

The commercial real estate-residential ADC loans held for investment portfolio totaled $2.7 billion at June 30, 2011, a decrease of $708 million from December 31, 2010. Nonaccrual ADC loans held for investment were $460 million at June 30, 2011, a decrease of $53 million, compared to $513 million at December 31, 2010. As previously mentioned, during the second quarter of 2010, management transferred a group of nonaccrual loans to the loans held for sale category. As of June 30, 2011, there were $46 million of nonaccrual ADC loans remaining in the held for sale category, a decrease of $193 million compared with $239 million at December 31, 2010. As a percentage of loans held for investment, ADC nonaccruals were 17.11% at June 30, 2011, compared to 15.09% at December 31, 2010. The allowance for loan and lease losses that is assigned to the ADC portfolio was 14.2% and 13.8% of the ADC portfolio as of June 30, 2011 and year-end 2010, respectively. The gross charge-off rate for the ADC portfolio, on an annualized basis, was 10.71% for the second quarter of 2011, compared to 9.06% for the first quarter of 2011 and 13.86% for the full–year 2010. Inflows of nonaccrual ADC loans in the second quarter of 2011 declined 47% compared to the first quarter of 2011. The other component of the commercial real estate portfolio, which is largely office buildings, hotels, warehouses, apartments, rental houses and shopping centers, totaled $11.1 billion at June 30, 2011. As a percentage of loans held for investment, other commercial real estate nonaccruals were 4.19% at June 30, 2011, compared with 3.53% at December 31, 2010. There were $45 million of nonaccrual other commercial real loans in the held for sale category at June 30, 2011, a decrease of $123 million compared with the amount at December 31, 2010. The gross charge-off rate for the other commercial real estate portfolio, on an annualized basis, was 2.87% for the second quarter of 2011 compared to 2.71% for the first quarter of 2011 and 3.83% for the full year 2010.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2011

Table 5-2

Real Estate Lending Portfolio Credit Quality and Geographic Distribution

Residential Mortgage Portfolio (1)

	As of / For the Period Ended June 30, 2011
Residential Mortgage Loans	Prime	ALT-A	Construction/ Permanent	Subprime (2)	Total
	(Dollars in millions, except average loan size)
Total loans outstanding	$15,829	$1,838	$486	$444	$18,597

Average loan size (in thousands)	193	300	296	59	191
Average refreshed credit score (3)	727	700	723	577	721

Percentage that are first mortgages	100%	100%	99%	81%	99%
Average loan to value at origination	74	68	73	74	73

Nonaccrual loans and leases as a percentage of category	1.14	3.21	7.16	7.95	1.66
Gross charge-offs as a percentage of category:
Year-to-Date	1.39	6.11	2.87	5.93	2.07
Quarter-to-Date	1.89	9.75	2.17	7.55	2.85

	As of / For the Period Ended June 30, 2011
Residential Mortgage Loans by State	Total Outstandings	Nonaccrual as a Percentage of Outstandings	Gross Charge-Offs as a Percentage of Outstandings
			Year- to-Date	Quarter- to-Date
	(Dollars in millions)
North Carolina	$4,544	1.46%	1.33%	1.97%
Virginia	3,121	1.28	1.61	2.22
Florida	2,292	3.21	4.86	6.15
Maryland	1,767	1.28	1.92	2.97
South Carolina	1,736	1.77	2.32	3.52
Georgia	1,658	1.88	2.87	4.04
Kentucky	491	1.07	0.61	1.10
Texas	471	0.04	0.06	0.02
Tennessee	381	1.99	1.40	2.05
West Virginia	375	1.24	0.52	0.65
Alabama	272	0.47	0.93	1.38
Washington, D.C.	230	0.75	1.40	1.92
Missouri	164	0.27	0.46	0.56
Indiana	116	0.35	0.37	0.54
Other	979	2.42	2.00	2.36

Total	$18,597	1.66%	2.07%	2.85%

Applicable ratios are annualized.

(1)	Excludes mortgage loans held for sale, covered loans, mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase and in process items.
(2)	Includes $317 million in loans originated by Lendmark Financial Services, which are disclosed as a part of the specialized lending category.
(3)	Weighted based on outstanding balance.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2011

The residential mortgage loan portfolio, as presented in Table 5-2, totaled $18.6 billion as of June 30, 2011, an increase of 4.6% compared to December 31, 2010. As a percentage of loans, nonaccrual residential mortgage loans were 1.66% at June 30, 2011, compared with 2.72% at December 31, 2010. The gross charge-off rate for the residential mortgage loan portfolio, on an annualized basis, was 2.85% for the second quarter of 2011 compared to 1.25% for the first quarter of 2011 and 2.50% for the full–year 2010. The decline in nonaccrual residential mortgage loans and the higher charge-off rate reflect the sale of problem loans completed during the second quarter of 2011. During the second quarter of 2011, management sold approximately $271 million of problem residential mortgage loans and recorded charge-offs of $87 million. Of the $271 million of loans sold, $231 million were classified as nonaccrual.

Table 5-3

Real Estate Lending Portfolio Credit Quality and Geographic Distribution

Direct Retail 1-4 Family and Lot/Land Real Estate Portfolio (1)

	As of / For the Period Ended June 30, 2011
Direct Retail 1-4 Family and Lot/Land Real Estate Loans & Lines	Residential Lot/Land Loans	Home Equity Loans	Home Equity Lines	Total
	(Dollars in millions, except average loan size)
Total loans outstanding	$1,206	$6,077	$5,342	$12,625
Average loan size (in thousands) (2)	57	46	36	41
Average refreshed credit score (3)	723	724	763	747
Percentage that are first mortgages	100%	79%	28%	59%
Average loan to value at origination	78	63	64	64
Nonaccrual loans and leases as a percentage of category	4.84	1.44	0.45	1.35
Gross charge-offs as a percentage of category:
Year-to-Date	8.38	1.45	1.24	2.06
Quarter-to-Date	7.68	1.34	1.13	1.87

Direct Retail 1-4 Family and Lot/Land Real Estate Loans and Lines By State of Origination	As of / For the Period Ended June 30, 2011
	Total Outstandings	Nonaccrual as a Percentage Outstandings	Gross Charge-Offs as a Percentage of Outstandings
			Year- to-Date	Quarter- to-Date
	(Dollars in millions)
North Carolina	$4,280	1.56%	2.13%	1.92%
Virginia	2,867	0.81	0.92	0.93
South Carolina	1,190	1.80	2.83	2.46
Georgia	1,004	1.54	3.45	3.54
Maryland	810	0.96	1.56	1.31
West Virginia	764	1.14	0.94	0.81
Florida	641	1.86	5.80	4.96
Kentucky	579	1.23	0.96	0.80
Tennessee	345	1.80	2.56	2.48
Washington, D.C.	85	0.89	2.70	1.06
Other	60	0.88	1.11	0.47

Total	$12,625	1.35%	2.06%	1.87%

Applicable ratios are annualized.

(1)	Direct retail 1-4 family and lot/land real estate loans are originated through the BB&T Community Banking network. Excludes covered loans and in process items.
(2)	Home equity lines without an outstanding balance are excluded from this calculation.
(3)	Based on number of accounts.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2011

The direct retail consumer real estate loan portfolio, as presented in Table 5-3, totaled $12.6 billion as of June 30, 2011, a decrease of $105 million from December 31, 2010. This portfolio is comprised of residential lot/land loans, home equity loans and home equity lines, which are primarily originated through the Community Banking network. As a percentage of loans, direct retail consumer real estate nonaccruals were 1.35% at June 30, 2011, compared to 1.46% at December 31, 2010. The gross charge-off rate for the direct retail consumer real estate lending portfolio improved to an annualized 1.87% for the second quarter of 2011, compared to 2.25% for the first quarter of 2011 and 2.32% for the full–year 2010. The allowance for the residential lot/land portfolio was 8.0% of the residential lot/land portfolio as of June 30, 2011 compared to 7.3% at December 31, 2010.

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated net income for the second quarter of 2011 totaled $327 million, an increase of $103 million, or 46.0%, compared to $224 million earned during the second quarter of 2010. Net income available to common shareholders totaled $307 million, which generated diluted earnings per common share of $0.44 in the second quarter. Net income available to common shareholders for the same period of 2010 totaled $210 million, which generated diluted earnings per common share of $0.30. BB&T’s results of operations for the second quarter of 2011 produced an annualized return on average assets of 0.83% and an annualized return on average common shareholders’ equity of 7.25%, compared to prior year returns of 0.56% and 5.01%, respectively.

Consolidated net income for the first six months of 2011 totaled $561 million, an increase of $143 million, or 34.2%, compared to $418 million earned during the first six months of 2010. Net income available to common shareholders totaled $532 million, which generated diluted earnings per common share of $0.76. Net income available to common shareholders for the first six months of 2010 totaled $398 million, which generated diluted earnings per common share of $0.57. BB&T’s results of operations for the first six months of 2011 produced an annualized return on average assets of 0.72% and an annualized return on average common shareholders’ equity of 6.38%, compared to prior year returns of 0.52% and 4.80%, respectively.

The following table sets forth selected financial ratios for the last five calendar quarters.

Table 6

Annualized

Profitability Measures

	2011		2010
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Rate of return on:
Average assets	0.83%	0.60%	0.54%	0.56%	0.56%
Average common shareholders’ equity	7.25	5.48	4.88	4.91	5.01
Net interest margin (taxable equivalent)	4.15	4.01	4.04	4.09	4.12

Net Interest Income and Net Interest Margin

Net interest income on an FTE basis was $1.4 billion for the second quarter of 2011, a slight decrease compared to the same period in 2010. For the quarter ended June 30, 2011, average earning assets decreased $1.1 billion, or 0.8%, compared to the same period of 2010, while average interest-bearing liabilities decreased $5.6 billion, or 4.7%, and the net interest margin increased from 4.12% in the second quarter of 2010 to 4.15% in the current quarter. The increase in the net interest margin compared to the second quarter of 2010 was primarily due to lower funding costs and higher yields on loans acquired in the Colonial acquisition. The cost of long-term debt

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2011

declined in the second quarter of 2011 due to new issuances issued at lower rates and the positive impact of accelerated amortization from certain derivatives that were unwound in a gain position. The benefits from the derivatives gains are being amortized over the remaining expected life of the respective debt. Management expects the net interest margin to remain in the 4.05% to 4.10% range during the remainder of 2011.

For the first six months of 2011, net interest income on an FTE basis was $2.7 billion, a decrease of $28 million, or 1.0%, compared to the same period in 2010. For the six months ended June 30, 2011, average earning assets decreased $4.0 billion, or 2.9%, compared to the same period of 2010, while average interest-bearing liabilities decreased $7.9 billion, or 6.5%, and the net interest margin increased 8 basis points from 4.00% in the first six months of 2010 to 4.08% in the first half of 2011. The decline in net interest income was primarily the result of a decline in average earning assets due to the balance sheet deleveraging strategy that was executed in the second quarter of 2010. The decrease in net interest income resulting from the deleveraging strategy was partially offset by a higher net interest margin, which has benefited from higher yields on loans and securities from the Colonial acquisition, a more favorable funding mix, lower cost of funds and wider credit spreads.

The following table provides information related to covered and acquired loans, covered securities and the FDIC loss sharing asset recognized in the Colonial acquisition. The table excludes all amounts related to other assets acquired and liabilities assumed in the acquisition.

Table 7

Revenue, Net of Provision Impact from Acquired Assets

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(Dollars in millions)
Interest income-loans	$279	$245	$545	$410
Interest income-securities	43	35	80	69

Total interest income	322	280	625	479
Provision for covered loans	(15)	2	(15)	(17)
FDIC loss share income, net	(81)	(78)	(139)	(73)

Net revenue after provision for covered loans	$226	$204	$471	$389

Interest income for the second quarter of 2011 on loans and securities acquired in the Colonial acquisition increased $42 million compared to the second quarter of 2010, which is partially offset by a decrease in FDIC loss share income. Interest income for the first six months of 2011 on loans and securities acquired in the Colonial acquisition increased $146 million compared to the same period of 2010. The vast majority of the increase is related to loans and reflects higher expected cash flows based on the quarterly cash flow reassessment process required by acquisition accounting. The yield on covered and other acquired loans for the second quarter of 2011 was 19.61% compared to 13.48% in 2010. At June 30, 2011, the accretable yield balance on these loans was $2.5 billion. Accretable yield represents the excess of future cash flows above the current net carrying amount of loans and will be recognized into income over the remaining life of the covered and acquired loans.

During the six months ended June 30, 2011 and the year ended December 31, 2010, BB&T reclassified $475 million and $793 million, respectively, from the nonaccretable balance to accretable yield for purchased nonimpaired loans. During the six months ended June 30, 2011 and the year ended December 31, 2010, BB&T reclassified $135 million and $405 million, respectively, from the nonaccretable balance to accretable yield for purchased impaired loans. These reclassifications were the result of increased cash flow estimates primarily

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2011

resulting from improved loss expectations. These amounts are recognized as prospective yield adjustments and result in increased interest income over the remaining lives of the loan pools.

There was a $15 million provision for covered loans in the current quarter, an increase of $17 million compared to the second quarter of 2010. The second quarter of 2011 reassessment showed decreases in expected cash flows in certain loan pools that resulted in additional provisions that were partially offset by recoveries in other previously impaired loan pools. For the first six months of 2011, the provision on covered loans totaled $15 million compared to $17 million for the same period of 2010.

FDIC loss share income, net decreased $3 million compared to the second quarter of 2010. FDIC loss share income, net for the first six months of 2011 decreased $66 million compared to the same period of 2010 primarily as a result of the impact of cash flow reassessments that resulted in additional interest income and a reduction from the accrual of amounts due the FDIC as a result of decreased loss projections on covered loans.

The following table sets forth the major components of net interest income and the related annualized yields and rates for the three and six months ended June 30, 2011 compared to the same periods in 2010, as well as the variances between the periods caused by changes in interest rates versus changes in volumes. Changes attributable to the mix of assets and liabilities have been allocated proportionally between the changes due to rate and the changes due to volume.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2011

Table 8-1

FTE Net Interest Income and Rate / Volume Analysis

Three Months Ended June 30, 2011 and 2010

	Average Balances		Annualized Yield/Rate		Income/Expense		Increase (Decrease)	Change due to
	2011	2010	2011	2010	2011	2010		Rate	Volume
	(Dollars in millions)
Assets
Total securities, at amortized cost (1)(2)
U.S. government-sponsored entities (GSE)	$106	$554	1.91%	3.68%	$—	$5	$(5)	$(2)	$(3)
Mortgage-backed securities issued by GSE	22,516	23,080	1.69	3.77	95	217	(122)	(117)	(5)
States and political subdivisions	1,889	2,077	5.74	5.45	28	28	—	1	(1)
Non-agency mortgage-backed securities	547	1,214	6.44	5.84	8	18	(10)	2	(12)
Other securities	745	192	1.49	2.43	3	1	2	(1)	3
Covered securities	1,257	1,192	13.66	11.65	43	35	8	6	2

Total securities	27,060	28,309	2.62	4.30	177	304	(127)	(111)	(16)
Other earning assets (3)	2,834	3,101	0.62	0.57	4	4	—	—	—
Loans and leases, net of unearned income (1)(4)(5)
Commercial:
Commercial and industrial	33,647	31,691	4.25	4.49	356	355	1	(20)	21
Commercial real estate-other	11,287	12,223	3.79	3.79	107	115	(8)	—	(8)
Commercial real estate-residential ADC	2,933	5,165	3.56	3.44	26	44	(18)	1	(19)
Direct retail lending	13,629	13,994	5.15	5.31	175	185	(10)	(5)	(5)
Sales finance	7,184	6,729	4.99	6.01	90	100	(10)	(16)	6
Revolving credit	2,070	2,002	8.75	8.69	45	44	1	—	1
Residential mortgage	18,311	15,586	4.80	5.51	219	215	4	(30)	34
Specialized lending	8,029	7,645	11.68	11.59	233	221	12	2	10
Other acquired	53	96	34.52	10.63	5	3	2	4	(2)

Total loans and leases held for investment (excluding covered loans)	97,143	95,131	5.19	5.40	1,256	1,282	(26)	(64)	38
Covered	5,625	7,162	19.47	13.52	274	242	32	91	(59)

Total loans and leases held for investment	102,768	102,293	5.97	5.97	1,530	1,524	6	27	(21)
Loans held for sale	1,573	1,671	4.01	4.73	16	20	(4)	(3)	(1)

Total loans and leases	104,341	103,964	5.94	5.95	1,546	1,544	2	24	(22)
Total earning assets	134,235	135,374	5.16	5.48	1,727	1,852	(125)	(87)	(38)

Nonearning assets	23,495	24,412

Total assets	$157,730	$159,786

Liabilities and Shareholders’ Equity
Interest-bearing deposits
Interest-checking	$4,201	$3,905	0.24	0.31	3	3	—	—	—
Other client deposits	56,618	50,207	0.48	0.65	67	81	(14)	(23)	9
Client certificates of deposit	20,408	28,745	1.50	2.01	76	144	(68)	(32)	(36)
Other interest-bearing deposits	3,088	4,857	0.71	1.06	6	13	(7)	(4)	(3)

Total interest-bearing deposits	84,315	87,714	0.72	1.10	152	241	(89)	(59)	(30)
Federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds (1)	5,486	9,105	0.22	0.31	4	7	(3)	(2)	(1)
Long-term debt	23,114	21,660	3.14	3.92	181	212	(31)	(44)	13

Total interest-bearing liabilities	112,915	118,479	1.19	1.56	337	460	(123)	(105)	(18)

Noninterest-bearing deposits	22,151	19,346
Other liabilities	5,592	5,036
Shareholders’ equity	17,072	16,925

Total liabilities and shareholders’ equity	$157,730	$159,786

Average interest rate spread			3.97	3.92
Net interest margin/ net interest income			4.15%	4.12%	$1,390	$1,392	$(2)	$18	$(20)

Taxable equivalent adjustment					$36	$32

(1)	Yields are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Total securities include securities available for sale and securities held to maturity.
(3)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, trading securities, FHLB stock and other earning assets.
(4)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(5)	Nonaccrual loans have been included in the average balances.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2011

Table 8-2

FTE Net Interest Income and Rate / Volume Analysis

Six Months Ended June 30, 2011 and 2010

	Average Balances		Annualized Yield/Rate		Income/Expense		Increase (Decrease)	Change due to
	2011	2010	2011	2010	2011	2010		Rate	Volume
	(Dollars in millions)
Assets
Total securities, at amortized cost (1)(2)
U.S. government-sponsored entities (GSE)	$100	$1,092	2.14%	3.63%	$1	$20	$(19)	$(6)	$(13)
Mortgage-backed securities issued by GSE	21,468	24,810	1.67	3.80	179	471	(292)	(236)	(56)
States and political subdivisions	1,928	2,092	5.65	5.41	55	56	(1)	2	(3)
Non-agency mortgage-backed securities	571	1,262	6.41	5.82	18	37	(19)	3	(22)
Other securities	748	196	1.53	2.28	6	2	4	(1)	5
Covered securities	1,250	1,184	12.86	11.62	80	69	11	7	4

Total securities	26,065	30,636	2.60	4.28	339	655	(316)	(231)	(85)
Other earning assets (3)	2,906	2,893	0.71	0.56	10	7	3	3	—
Loans and leases, net of unearned income (1)(4)(5)
Commercial:
Commercial and industrial	33,540	31,596	4.30	4.42	715	693	22	(19)	41
Commercial real estate-other	11,328	12,259	3.82	3.95	215	239	(24)	(8)	(16)
Commercial real estate-residential ADC	3,105	5,374	3.53	3.75	54	100	(46)	(6)	(40)
Direct retail lending	13,650	14,079	5.16	5.33	349	372	(23)	(12)	(11)
Sales finance	7,132	6,568	5.11	6.15	181	200	(19)	(35)	16
Revolving credit	2,077	1,997	8.82	8.86	91	88	3	—	3
Residential mortgage	18,120	15,522	4.88	5.51	442	428	14	(52)	66
Specialized lending	7,914	7,562	11.72	11.50	460	432	28	8	20
Other acquired	55	102	33.05	11.61	9	6	3	7	(4)

Total loans and leases held for investment (excluding covered loans)	96,921	95,059	5.23	5.42	2,516	2,558	(42)	(117)	75
Covered	5,775	7,401	18.70	11.00	536	404	132	236	(104)

Total loans and leases held for investment	102,696	102,460	5.98	5.82	3,052	2,962	90	119	(29)
Loans held for sale	2,119	1,754	3.68	4.71	39	41	(2)	(10)	8

Total loans and leases	104,815	104,214	5.94	5.80	3,091	3,003	88	109	(21)
Total earning assets	133,786	137,743	5.17	5.35	3,440	3,665	(225)	(119)	(106)

Nonearning assets	23,546	24,042

Total assets	$157,332	$161,785

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$3,899	$3,826	0.24	0.33	5	6	(1)	(1)	—
Other client deposits	56,266	50,955	0.51	0.68	141	171	(30)	(47)	17
Client certificates of deposit	20,742	29,784	1.58	2.00	163	296	(133)	(54)	(79)
Other interest-bearing deposits	3,561	5,563	0.78	0.99	14	27	(13)	(5)	(8)

Total interest-bearing deposits	84,468	90,128	0.77	1.12	323	500	(177)	(107)	(70)
Federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds (1)	6,381	9,653	0.27	0.27	9	13	(4)	—	(4)
Long-term debt	22,500	21,441	3.55	3.87	397	413	(16)	(36)	20

Total interest-bearing liabilities	113,349	121,222	1.29	1.54	729	926	(197)	(143)	(54)

Noninterest-bearing deposits	21,574	18,907
Other liabilities	5,535	4,879
Shareholders’ equity	16,874	16,777

Total liabilities and shareholders’ equity	$157,332	$161,785

Average interest rate spread			3.88	3.81
Net interest margin/ net interest income			4.08%	4.00%	$2,711	$2,739	$(28)	$24	$(52)

Taxable equivalent adjustment					$72	$65

(1)	Yields are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Total securities include securities available for sale and securities held to maturity.
(3)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, trading securities, FHLB stock and other earning assets.
(4)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(5)	Nonaccrual loans have been included in the average balances.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2011

Provision for Credit Losses

The provision for credit losses totaled $328 million (including $15 million for covered loans) for the second quarter of 2011 compared to $650 million (including a $2 million credit for covered loans) for the second quarter of 2010. The provision for credit losses totaled $668 million for the first six months of 2011 (including $15 million for covered loans) compared to $1.2 billion (including $17 million for covered loans) for the same period in 2010. Overall, the provision for credit losses declined in all of the major portfolio segments compared to the second quarter of 2010 due to improving credit trends and outlook, as net charge-offs were down 30.8% compared to second quarter of 2010 and 24.1% compared to the six months of 2010. The largest decreases in the provision for credit losses compared to the second quarter of 2010 were for commercial loans, direct retail loans and residential mortgage. Nonperforming assets decreased by 15.6% compared to December 31, 2010 for the fifth consecutive quarter of declines.

Net charge-offs were 1.71% of average loans and leases on an annualized basis (or 1.80% excluding covered loans) for the second quarter of 2011 compared to 2.48% of average loans and leases (or 2.66% excluding covered loans) for the same period in 2010. Net charge-offs were 1.63% of average loans and leases on an annualized basis (or 1.73% excluding covered loans) for the first six months of 2011 compared to 2.16% of average loans and leases (or 2.33% excluding covered loans) for the corresponding period in 2010. Net charge-offs included $87 million and $148 million of losses related to loans transferred to held for sale in connection with management’s nonperforming asset disposition strategy during the second quarters and first six months of 2011 and 2010, respectively. Excluding these losses, the net charge-off ratio for the second quarter of 2011 would have been 1.46% compared to 2.06% for the same period of 2010. The allowance for loan and lease losses was 2.43% of loans and leases held for investment (or 2.41% excluding covered loans) and was 1.22x total nonperforming loans and leases held for investment (or 1.14x excluding covered loans) at June 30, 2011 compared with 0.98x (or 0.98x excluding covered loans) at June 30, 2010. Management currently anticipates net charge-offs in the third and fourth quarters of 2011 to be in the range of 1.40% and 1.50% of average loans excluding covered loans.

Noninterest Income

BB&T emphasizes growing its fee-based businesses to lessen dependence on traditional spread-based interest income. Fee-based businesses are a relatively stable revenue source during periods of changing interest rates. Noninterest income for the three months ended June 30, 2011 totaled $787 million, compared to $1.0 billion for the same period in 2010, a decrease of $252 million, or 24.3%. The decline in noninterest income included a reduction of $221 million as a result of lower net securities gains and $27 million in losses and write-downs related to commercial loans held for sale in connection with management’s asset disposition strategy. Excluding these items, noninterest income was relatively flat compared to the second quarter of 2010.

Noninterest income for the six months ended June 30, 2011 totaled $1.5 billion, a 20.3% decrease compared to the same period of 2010. The decrease in noninterest income was due to a decline in net securities gains of $218 million, $101 million of losses and write-downs related to commercial loans held for sale in connection with management’s asset disposition strategy and a $66 million reduction in fee income to reflect the reduction in expected receivables from the FDIC caused by improved loss expectations on covered loans.

Insurance income, which is BB&T’s largest source of noninterest income, totaled $299 million for the second quarter of 2011, which was up 4.2% compared to the same three-month period of 2010. For the first six months of 2011, insurance income totaled $549 million, a slight increase compared to the same period last year. The increases in insurance income reflect market-share gains from improved sales efforts as pricing in the industry remains soft.

Service charges on deposit accounts totaled $145 million in the second quarter of 2011, a decrease of $19 million, or 11.6%, compared to the same quarter of 2010. For the first six months of 2011, service charges on deposits totaled $280 million, a decline of $48 million, or 14.6%, compared to the same period in 2010. The decrease in service charges was primarily due to changes to BB&T’s overdraft policies, which were implemented

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2011

during the third quarter of 2010, partially in response to regulatory changes. Service charges were up $10 million compared to the first quarter of 2011 due to higher revenue from overdraft fees and the implementation of new product and service offerings.

Mortgage banking income totaled $83 million in the second quarter of 2011, a decrease of $27 million or 24.5% compared to $110 million earned in the second quarter of 2010. This decrease is primarily due to a decline of $33 million in residential mortgage banking income due to lower origination and sales volumes and secondary market pricing. This decline was partially offset by an increase of $6 million from commercial mortgage banking activities due to improving market conditions. During the second quarter of 2011, management revised its servicing costs assumption in the valuation of residential mortgage servicing rights. The impact of this change was a $10 million reduction in the value of residential mortgage servicing rights. The Company was not a party to the consent orders issued to various mortgage servicers in the second quarter, however certain changes will impact the entire servicing industry. Management evaluates the servicing costs assumption on a quarterly basis based on changes to regulations and industry standards that impact the mortgage servicing industry.

The following table provides a breakdown of the various components of mortgage banking income and other statistical information for the second quarters of 2011 and 2010:

Table 9-1

Mortgage Banking Income and Related Statistical Information

	Three Months Ended June 30,
Mortgage Banking Income	2011	2010
	(Dollars in millions)
Residential Mortgage Banking:
Residential mortgage production income	$32	$64
Residential Mortgage Servicing:
Residential mortgage servicing fees	60	54
Residential mortgage servicing rights decrease in fair value due to change in valuation inputs or assumptions (1)	(61)	(234)
Mortgage servicing rights hedging gains	59	241

Net	(2)	7
Realization of expected residential mortgage servicing rights cash flows	(29)	(31)

Total residential mortgage servicing income	29	30

Total residential mortgage banking income	61	94

Commercial Mortgage Banking:
Commercial mortgage banking revenues	27	21
Amortization of commercial mortgage servicing rights	(5)	(5)

Total commercial mortgage banking income	22	16

Total mortgage banking income	$83	$110

	As of/For the Three Months Ended June 30,
Mortgage Banking Statistical Information	2011	2010
	(Dollars in millions)
Residential mortgage originations	$3,888	$5,013
Residential mortgage loans serviced for others	65,868	59,303
Residential mortgage loan sales	3,088	4,214
Commercial mortgage originations	960	640
Commercial mortgage loans serviced for others	24,408	23,815

(1)	Includes a $1 million and $2 million decrease due to valuation adjustments for MSRs carried at the lower of cost or market during the second quarters of 2011 and 2010, respectively.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2011

Mortgage banking income totaled $178 million in the first six months of 2011, a decrease of $21 million or 10.6%, compared to $199 million earned in the first six months of 2010. This decrease is primarily due to a $40 million decline in residential mortgage banking income due to lower margins in 2011. This decline was partially offset by a $19 million increase in commercial mortgage banking revenues.

The following table provides a breakdown of the various components of mortgage banking income and other statistical information for the six months ended June 30, 2011 and 2010, respectively:

Table 9-2

Mortgage Banking Income and Related Statistical Information

	Six Months Ended June 30,
Mortgage Banking Income	2011	2010
	(Dollars in millions)
Residential Mortgage Banking:
Residential mortgage production income	$74	$115
Residential Mortgage Servicing:
Residential mortgage servicing fees	118	111
Residential mortgage servicing rights decrease in fair value due to change in valuation inputs or assumptions (1)	(20)	(229)
Mortgage servicing rights hedging gains	20	240

Net	—	11
Realization of expected residential mortgage servicing rights cash flows	(57)	(62)

Total residential mortgage servicing income	61	60

Total residential mortgage banking income	135	175

Commercial Mortgage Banking:
Commercial mortgage banking revenues	53	33
Amortization of commercial mortgage servicing rights	(10)	(9)

Total commercial mortgage banking income	43	24

Total mortgage banking income	$178	$199

	As of/For the Six Months Ended June 30,
Mortgage Banking Statistical Information	2011	2010
	(Dollars in millions)
Residential mortgage originations	$9,690	$9,804
Residential mortgage loan sales	8,553	8,672
Commercial mortgage originations	1,890	908

(1)	Includes a $2 million decrease due to a valuation adjustment for MSRs carried at the lower of cost or market during the six months ended June 30, 2010.

Securities losses, net of gains and including other-than-temporary impairment charges, totaled $2 million for the second quarter and first six months of 2011. This compares to $219 million and $216 million in net securities gains during the second quarter and first six months of 2010, respectively. The net securities gains during 2010 were largely generated with the balance sheet deleverage strategy executed in the second quarter of 2010. During the second quarter of 2011, BB&T recognized $18 million of other-than-temporary credit impairments on certain

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2011

non-agency mortgage-backed securities. This represents an increase of $13 million compared to the second quarter of 2010. For the first six months of 2011, BB&T has recognized a total of $39 million in other-than-temporary credit impairments compared to $11 million for the same period of 2010.

Other noninterest income, including investment banking and brokerage fees and commissions, income from bank-owned life insurance, trust and investment advisory revenues, bankcard fees and merchant discounts, checkcard fees, FDIC loss share income and other nondeposit fees and commissions totaled $262 million during the second quarter of 2011, compared with $259 million for the same period of 2010. Other income included increases in checkcard fees of $9 million, or 12.9%, and bankcard fees and merchant discounts of $7 million, or 15.6%. The increases in checkcard fees and bankcard fees and merchant discounts were largely due to higher volumes. In addition, trust and investment advisory revenues increased $6 million, or 15.4%, due to improved market conditions. Other income also included $27 million for losses and write-downs related to commercial loans held for sale in connection with management’s nonperforming asset disposition strategy.

For the first six months of 2011, other noninterest income, including investment banking and brokerage fees and commissions, income from bank-owned life insurance, trust and investment advisory revenues, bankcard fees and merchant discounts, checkcard fees, FDIC loss share income and other nondeposit fees and commissions totaled $496 million, down $104 million compared to the first six months of 2010. Results for 2011 included $101 million for losses and write-downs related to commercial loans held for sale in connection with management’s asset disposition strategy. Revenue from checkcard fees, bankcard fees and merchant discounts and trust and investment advisory revenues increased $20 million, $13 million and $11 million, respectively for the same reasons mentioned above. FDIC loss share income declined $66 million, which was offset by additional interest income on covered loans and securities.

In light of the passage of final rules on revenue interchange, management updated its projections regarding revenue at risk as a result of regulatory changes. Previously, management estimated that noninterest revenue sources at risk were in the range of $450 million on an annual run rate basis beginning in 2012. This estimate has now been revised to be approximately $395 million. To date, management has implemented or identified changes in products and fees to offset approximately half of the potential lost revenue and is continuing to evaluate the Company’s product offerings in an effort to eliminate, as much as possible, the negative financial impacts of these regulatory changes.

Noninterest Expense

Noninterest expenses totaled $1.4 billion for the second quarter of 2011, compared to $1.5 billion for the same period a year ago, a decrease of $105 million, or 7.0%. Noninterest expenses totaled $2.8 billion for the first six months of 2011, a decrease of $74 million, or 2.6% compared to the same period a year ago.

Personnel expense, the largest component of noninterest expense, was $683 million for the current quarter compared to $649 million for the same period in 2010, an increase of $34 million, or 5.2%. This growth primarily resulted from an increase of $15 million resulting from incentive expense largely from production-related businesses and an increase of $14 million related to pension and other benefits expense. For the first six months of 2011, personnel expense totaled $1.4 billion, an increase of $82 million, or 6.3%, compared to the same period in 2010. This increase was driven by an increase of $35 million resulting from incentive expense largely from production-related businesses and an increase of $37 million related to pension and other benefits expense. Equity-based compensation expense also increased $12 million in the first six months of 2011 compared to the same period of 2010.

Foreclosed property expenses include the gain or loss on sale of foreclosed property, valuation adjustments resulting from updated appraisals, and the ongoing expense of maintaining foreclosed properties. Foreclosed

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2011

property expense for the three months ended June 30, 2011 totaled $145 million compared to $240 million for the second quarter of 2010. For the first six months of 2011, foreclosed property expense totaled $288 million, compared to $418 million for the first six months of 2010. The decline in 2011 was largely due to decreased losses and write-downs on foreclosed properties as property values began stabilizing. BB&T’s inventory of foreclosed property has decreased $252 million, or 17.6%, since June 30, 2010 as a result of management’s nonperforming asset disposition strategy.

Occupancy and equipment expense for the three months ended June 30, 2011 totaled $152 million, compared to $158 million for the second quarter of 2010, representing a decrease of $6 million, or 3.8%. For the first six months of 2011, occupancy and equipment expense totaled $306 million, compared to $296 million for the first six months of 2010, representing an increase of $10 million, or 3.4%. The increase in the first six months of 2011 compared to 2010 was primarily related to a first quarter 2010 adjustment of $16 million pre-tax related to a change in estimated occupancy expense associated with properties acquired from the FDIC in the Colonial acquisition.

Other noninterest expenses, including professional services, regulatory charges, loan processing expenses, amortization of intangibles, software expense and merger-related and restructuring charges, totaled $415 million for the current quarter, a decrease of $38 million, or 8.4%, compared to the same period of 2010. The decrease was primarily due to a decline of $36 million in merger-related and restructuring charges, net compared to the same period of 2010 as the prior year’s second quarter included charges related to the Colonial acquisition. Advertising and other marketing expense also declined $10 million in the second quarter while regulatory charges increased $13 million due to deposit and supervisory-related costs.

For the first six months of 2011, other noninterest expenses totaled $796 million, a decrease of $36 million, or 4.3%, compared to the same period of 2010. Merger-related and restructuring charges, net decreased by $55 million as the prior year included charges related to the Colonial acquisition. Amortization of intangibles and advertising and other marketing expense also declined by $13 million and $12 million, respectively. Regulatory charges increased $29 million due to higher deposit and supervisory-related costs and loan processing expenses were $20 million higher due to costs associated with problem loan workouts.

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

Merger-Related and Restructuring Activities

BB&T has incurred certain merger-related and restructuring expenses. Merger-related and restructuring expenses or credits include: severance and personnel-related costs or credits, which typically occur in corporate support and data processing functions; occupancy and equipment charges or credits, which relate to costs or gains associated with lease terminations, obsolete equipment write-offs, and the sale of duplicate facilities and equipment; and other merger-related and restructuring charges or credits, which include expenses necessary to convert and combine the acquired branches and operations of merged companies, direct media advertising related to the acquisitions, asset and supply inventory write-offs, investment banking advisory fees and other similar charges. Merger-related and restructuring charges during the second quarters of 2011 and 2010 were $2 million and $38 million, respectively. There were no merger-related and restructuring charges for the first six months of 2011, compared to $55 million for the same period of 2010. The decreases in merger-related and restructuring charges were largely due to costs incurred in 2010 in connection with the Colonial acquisition which is now substantially complete.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2011

At June 30, 2011 and December 31, 2010, there were $5 million and $10 million, respectively, of merger-related and restructuring accruals. Merger-related and restructuring accruals are established when the costs are incurred or once all requirements for a plan to dispose of certain business functions have been approved by management. In general, a major portion of accrued costs are utilized in conjunction with or immediately following the systems conversion, when most of the duplicate positions are eliminated and the terminated employees begin to receive severance. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger and restructuring accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at June 30, 2011 are expected to be utilized during 2011, unless they relate to specific contracts that expire in later years.

Provision for Income Taxes

The provision for income taxes was $91 million for the second quarter of 2011, an increase of $66 million compared to the same period of 2010, primarily due to higher pre-tax income. BB&T’s effective income tax rates for the second quarters of 2011 and 2010 were 21.8% and 10.0%, respectively. For the first six months of 2011, the provision for income taxes was $144 million, an increase of $71 million compared to the same period of 2010, primarily due to higher pre-tax income. BB&T’s effective income tax rates for the first six months of 2011 and 2010 were 20.4% and 14.9%, respectively. The higher effective tax rates are primarily the result of higher pre-tax income, which is subject to the marginal tax rate.

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

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2011

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

Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties, and are not a measure of financial risk. As of June 30, 2011, BB&T had derivative financial instruments outstanding with notional amounts totaling $58.1 billion. The estimated net fair value of open contracts was a loss of $29 million at June 30, 2011.

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

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2011

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

The following table shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next twelve months assuming a gradual change in interest rates as described below. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related assets, cash flows and maturities of derivative financial instruments, loan volumes and pricing, deposit sensitivity, customer preferences and capital plans. The resulting change in interest sensitive income reflects the level of sensitivity that interest sensitive income has in relation to changing interest rates.

Table 10-1

Interest Sensitivity Simulation Analysis

Interest Rate Scenario			Annualized Hypothetical Percentage Change in Net Interest Income
Linear Change in Prime Rate	Prime Rate
	June 30,		June 30,
	2011	2010	2011	2010
2.00%	5.25%	5.25%	2.69%	3.56%
1.00	4.25	4.25	1.14	1.56
No Change	3.25	3.25	—	—
(0.25)	3.00	3.00	0.43	(0.23)

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

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2011

flat interest rate scenario for the remaining four month period. In the event that the results of the Simulation model fall outside the established parameters, management will make recommendations to the Market Risk and Liquidity Committee on the most appropriate response given the current economic forecast. Management currently only modeled a negative 25 basis point decline because larger declines would have resulted in a Federal funds rate of less than zero.

The following table shows the effect that the indicated changes in interest rates would have on EVE. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related assets, cash flows and maturities of derivative financial instruments, loan volumes and pricing, and deposit sensitivity. The resulting change in the economic value of equity reflects the level of sensitivity that EVE has in relation to changing interest rates.

Table 10-2

Economic Value of Equity (“EVE”) Simulation Analysis

	EVE/Assets		Hypothetical Percentage Change in EVE
Change in Rates	June 30,		June 30,
	2011	2010	2011	2010
2.00%	7.6%	8.1%	8.2%	23.2%
1.00	7.3%	7.4	5.1	12.8
No Change	7.0%	6.6	—	—
(0.25)	6.8%	6.3	(2.1)	(4.2)

Contractual Obligations, Commitments, Contingent Liabilities, Off-Balance Sheet Arrangements and Related Party Transactions

BB&T uses a variety of financial instruments to meet the financial needs of its clients and reduce exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, options written, standby letters of credit and other financial guarantees, interest-rate caps, floors and collars, interest-rate swaps, swaptions, when-issued securities and forward and futures contracts. Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2010 for discussion with respect to BB&T’s quantitative and qualitative disclosures about its fixed and determinable contractual obligations. Additional disclosures about BB&T’s contractual obligations, commitments and derivative financial instruments are included in Note 13 “Commitments and Contingencies” and Note 14 “Fair Value Disclosures” in the “Notes to Consolidated Financial Statements.” Other items disclosed in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2010 have not materially changed since that report was filed.

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

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2011

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

During the first quarter of 2011, management announced intentions to retire all of its $3.2 billion in trust preferred securities by the end of 2013. In advance of retiring these instruments, management plans to issue approximately $1.75 billion of Tier 1 qualifying instruments in order to maximize the amount of these types of instruments allowable under the Basel III capital standards. As of June 30, 2011, management currently estimates the Tier 1 common ratio under the currently proposed Basel III standards to be 8.3%.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2011

BB&T’s regulatory and tangible capital ratios for the last five calendar quarters are set forth in the following table:

Table 12

Capital Ratios (1)

	2011		2010
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
	(Dollars in millions, shares in thousands)
Risk-based:
Tier 1	12.3%	12.1%	11.8%	11.7%	11.7%
Total	16.0	15.8	15.5	15.7	15.8
Leverage capital	9.5	9.3	9.1	9.3	8.9

Non-GAAP capital measures (2)
Tangible common equity as a percentage of tangible assets	7.2	7.2	7.1	7.0	7.0
Tier 1 common equity as a percentage of risk- weighted assets	9.6	9.3	9.1	9.0	8.9

Calculations of Tier 1 common equity and tangible assets and related measures:
Tier 1 equity	$14,363	$14,100	$13,959	$13,828	$13,594
Less:
Qualifying restricted core capital elements	3,249	3,248	3,248	3,255	3,254

Tier 1 common equity	$11,114	$10,852	$10,711	$10,573	$10,340

Total assets	$159,310	$157,039	$157,081	$157,230	$155,083
Less:
Intangible assets, net of deferred taxes	6,353	6,374	6,391	6,419	6,502
Plus:
Regulatory adjustments, net of deferred taxes	389	572	636	207	187

Tangible assets	$153,346	$151,237	$151,326	$151,018	$148,768

Total risk-weighted assets (3)	$116,315	$116,484	$118,131	$117,894	$116,073
Tangible common equity as a percentage of tangible assets	7.2%	7.2%	7.1%	7.0%	7.0%
Tier 1 common equity as a percentage of risk- weighted assets	9.6	9.3	9.1	9.0	8.9
Tier 1 common equity	$11,114	$10,852	$10,711	$10,573	$10,340
Outstanding shares at end of period	696,894	696,285	694,381	693,560	692,777
Tangible book value per common share	$15.95	$15.59	$15.43	$15.25	$14.93

(1)	Current quarter regulatory capital information is preliminary.
(2)	Tangible common equity and Tier 1 common equity ratios are non-GAAP measures. BB&T uses the Tier 1 common equity definition used in the SCAP assessment to calculate these ratios. BB&T’s management uses these measures to assess the quality of capital and believes that investors may find them useful in their analysis of the Corporation. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies.
(3)	Risk-weighted assets are determined based on regulatory capital requirements. Under the regulatory framework for determining risk-weighted assets each asset class is assigned a risk-weighting of 0%, 20%, 50% or 100% based on the underlying risk of the specific asset class. In addition, off-balance sheet exposures are first converted to a balance sheet equivalent amount and subsequently assigned to one of the four risk-weightings.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2011

Share Repurchase Activity

BB&T has periodically repurchased shares of its own common stock. In accordance with North Carolina law, repurchased shares cannot be held as treasury stock, but revert to the status of authorized and unissued shares upon repurchase.

On June 27, 2006, BB&T’s Board of Directors granted authority under a plan (the “2006 Plan”) for the repurchase of up to 50 million shares of BB&T’s common stock as needed for general corporate purposes. The 2006 Plan also authorizes the repurchase of the remaining shares from the previous authorization. The 2006 Plan remains in effect until all the authorized shares are repurchased unless modified by the Board of Directors. No shares were repurchased in connection with the 2006 Plan during 2011.

Table 13

Share Repurchase Activity

	2011
	Total Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Shares Purchased Pursuant to Publicly-Announced Plan	Maximum Remaining Number of Shares Available for Repurchase Pursuant to Publicly-Announced Plan
	(Shares in thousands)
April 1-30	5	$27.68	—	44,139
May 1-31	1	26.95	—	44,139
June 1-30	16	25.51	—	44,139

Total	22	$26.05	—	44,139

(1)	Repurchases reflect shares exchanged or surrendered in connection with the exercise of equity-based awards under BB&T’s equity-based compensation plans.
(2)	Excludes commissions.

LIQUIDITY

Liquidity represents BB&T’s continuing ability to meet funding needs, including deposit withdrawals, timely repayment of borrowings and other liabilities, and funding of loan commitments. Management made additional investments in securities in the second quarter of 2011 in an effort to improve the Company’s liquidity measures under the proposed Basel III guidelines and as a result of strong growth in deposits. Management also decreased the amount of securities pledged from $19.3 billion at December 31, 2010 to $15.7 billion at June 30, 2011, resulting in an increase in the amount of unencumbered securities in the portfolio, and replaced these pledges with a letter of credit issued by the FHLB on behalf of Branch Bank.

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

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2011

SEGMENT RESULTS

BB&T’s operations are divided into seven reportable business segments: Community Banking, Residential Mortgage Banking, Sales Finance, Specialized Lending, Insurance Services, Financial Services and Treasury. These operating segments have been identified based primarily on BB&T’s organizational structure. See Note 17 “Operating Segments” in the “Notes to Consolidated Financial Statements” contained herein and BB&T’s Annual Report on Form 10-K for the year ended December 31, 2010, for additional disclosures related to BB&T’s reportable business segments. Fluctuations in noninterest income and noninterest expense incurred directly by the operating segments are more fully described in the sections titled “Noninterest Income” and “Noninterest Expense” of this discussion and analysis. The following table reflects the net income (loss) for each of BB&T’s operating segments for the six months ended June 30, 2011 and 2010, respectively.

Table 14

BB&T Corporation

Net Income by Reportable Segments

	Six Months Ended
	June 30, 2011	June 30, 2010
	(Dollars in millions)
Community Banking	$367	$198
Residential Mortgage Banking	(70)	(131)
Sales Finance	24	29
Specialized Lending	138	85
Insurance Services	77	69
Financial Services	53	44
Treasury	(121)	109
All Other Segments	27	11
Parent/Reconciling Items	66	4

BB&T Corporation	$561	$418

Community Banking reported net income of $367 million compared to $198 million in the prior year. The $169 million increase in net income attributable to the Community Banking segment is primarily due to a $419 million decrease in the economic provision for loan and lease losses, reflecting improved credit quality in the Bank’s commercial and retail loan portfolios. Lower provision expenses were offset by a decrease of $131 million in net interest income and FTP driven by lower FTP credits earned on deposits related to the decline in the FTP liquidity premiums from the prior year. In addition, noninterest income declined by $122 million, primarily as a result of losses realized on the sale of loans held for sale and lower service charges on deposit accounts. Noninterest expenses decreased by $143 million from the prior year primarily as a result of a decrease in losses resulting from the sale of foreclosed property.

Residential Mortgage Banking experienced a net loss of $70 million compared to a $131 million net loss in the prior year, an improvement in net earnings of $61 million. This was due primarily to a $140 million decrease in the economic provision for loan and lease losses. Lower provision expenses were driven by improved credit quality performance in the Bank’s residential mortgage loan portfolio, as well as a sale of nonperforming loans in the second quarter of 2011. Offsetting lower provision expense was a $39 million decrease in noninterest income as a result of lower mortgage origination volumes and margins than the prior year.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Second Quarter 2011

Sales Finance’s net income of $24 million was below prior year results of $29 million as higher net interest income and FTP was offset by an increase in the economic provision for loan and lease losses following a negative provision adjustment in 2010.

Specialized Lending reported net income of $138 million compared to $85 million in the prior year. The $53 million increase in net income for the Specialized Lending segment was primarily driven by a $46 million increase in net interest income and FTP related to strong growth in the underlying loan portfolio balances across all lines of business, a $28 million reduction in the economic provision for loan and lease losses, and a $24 million increase in noninterest income. The growth in noninterest income was primarily generated by Grandbridge Real Estate Capital, which realized strong growth in commercial loan origination volumes for delivery to the secondary market.

Insurance Services reported net income of $77 million compared to $69 million in the prior year reflecting Insurance Services’ ability to retain clients and add new business in what has been a continued soft insurance market.

Financial Services reported net income of $53 million compared to $44 million in the prior year. The $9 million increase in net income is primarily due to a $33 million increase in noninterest income and an $8 million decrease in the economic provision for loan and lease losses. Noninterest income improved due to strong retail sales of investment products and services, combined with continued strong growth in Corporate Banking related noninterest fee income where BB&T continues to add additional resources. In addition, Capital Partners continued to have strong revenue growth in 2011 related to maturing investments in several of its venture capital funds. These results were partially offset by a $30 million increase in noninterest expenses related to the addition of revenue-producing employees as BB&T continues to expand its sales force in these lines of business and higher incentive income associated with improved revenues.

Treasury segment results were shaped by balance sheet strategies that impacted net interest income. Stronger funding through deposits resulted in reduced reliance on wholesale funding and lower interest income was earned on the securities portfolio as a result of an increased investment in lower risk-weighted and lower yielding assets. The remaining variance is attributed to the securities portfolio rebalancing in 2010 which produced realized gains.

The substantial majority of the loan portfolio acquired in the Colonial acquisition is covered by loss sharing agreements with the FDIC, and is managed outside of the Community Banking segment. The assets and related interest income from the portfolio are included in the Parent/Reconciling Items segment. The $62 million increase in net income related to Parent/Reconciling Items is largely due to higher net interest income earned on the covered loan portfolio.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to the “Commitments and Contingencies” footnote in the “Notes to Consolidated Financial Statements”.

Item 1A.	Risk Factors

Other than as set forth below, there have been no material changes from the risk factors disclosed in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2010. Additional risks and uncertainties not currently known to BB&T or that management has deemed to be immaterial also may materially adversely affect BB&T’s business, financial condition, and/or operating results.

The recent downgrade of U.S. government securities by one of the credit ratings agencies could have a material adverse affect on the Company’s operations, earnings and financial condition.

The recent debate in Congress regarding the national debt ceiling, federal budget deficit concerns and overall weakness in the economy recently resulted in a downgrade of U.S. government securities by Standard & Poor’s, one of the three major credit rating agencies. This downgrade, and the possible future downgrade of the federal government’s credit rating by one or both of the other two major ratings agencies, could create uncertainty in the U.S. and global financial markets and cause other events which, directly or indirectly, may adversely affect the Company’s operations, earnings and financial condition.

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

BB&T CORPORATION (Registrant)

Date: August 8, 2011	By:	/s/ DARYL N. BIBLE
Daryl N. Bible, Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2011	By:	/s/ CYNTHIA B. POWELL
Cynthia B. Powell, Executive Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location

11	Statement re: Computation of Earnings Per Share.	Filed herewith as Note 16.

12†	Statement re: Computation of Ratios.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS*	XBRL Instance Document.	Filed herewith.

101.SCH*	XBRL Taxonomy Extension Schema.	Filed herewith.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

101.DEF*	XBRL Taxonomy Definition Linkbase.	Filed herewith.

*	As provided in Rule 406T of Regulation S-T, this information will be furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
†	Exhibit filed with the Securities and Exchange Commission and available upon request.