Form 10-Q
period 2011-09-30
BB&T CORP
filed 2011-11-09
CIK 92230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2011

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

At October 31, 2011, 697,120,362 shares of the Registrant’s common stock, $5 par value, were outstanding.

BB&T CORPORATION

FORM 10-Q

September 30, 2011

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share data, shares in thousands)

	September 30, 2011	December 31, 2010
Assets
Cash and due from banks	$1,312	$1,127
Interest-bearing deposits with banks	2,907	931
Federal funds sold and securities purchased under resale agreements or similar arrangements	185	327
Segregated cash due from banks	19	309
Trading securities at fair value	428	633
Securities available for sale at fair value ($1,697 and $1,539 covered by FDIC loss share at September 30, 2011 and December 31, 2010, respectively)	24,649	23,169
Securities held to maturity ($8,168 fair value at September 30, 2011)	8,135	—
Loans held for sale ($2,720 and $3,176 at fair value at September 30, 2011 and December 31, 2010, respectively)	2,746	3,697
Loans and leases ($5,222 and $6,194 covered by FDIC loss share at September 30, 2011 and December 31, 2010, respectively)	104,703	103,567
Allowance for loan and lease losses	(2,355)	(2,708)

Loans and leases, net of allowance for loan and lease losses	102,348	100,859

FDIC loss share receivable	1,221	1,922
Premises and equipment	1,864	1,840
Goodwill	6,016	6,008
Core deposit and other intangible assets	433	508
Residential mortgage servicing rights at fair value	573	830
Other assets ($387 and $360 of foreclosed property and other assets covered by FDIC loss share at September 30, 2011 and December 31, 2010, respectively)	14,841	14,921

Total assets	$167,677	$157,081

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$24,557	$20,637
Interest-bearing deposits	93,010	86,576

Total deposits	117,567	107,213

Federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	3,953	5,673
Long-term debt	22,153	21,730
Accounts payable and other liabilities	6,463	5,967

Total liabilities	150,136	140,583

Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, $5 par	3,486	3,472
Additional paid-in capital	5,856	5,776
Retained earnings	8,493	7,935
Accumulated other comprehensive loss, net of deferred income taxes	(356)	(747)
Noncontrolling interests	62	62

Total shareholders’ equity	17,541	16,498

Total liabilities and shareholders’ equity	$167,677	$157,081

Common shares outstanding	697,101	694,381
Common shares authorized	2,000,000	2,000,000
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in millions, except per share data, shares in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest Income
Interest and fees on loans and leases	$1,546	$1,549	$4,589	$4,514
Interest and dividends on securities	199	207	512	834
Interest on other earning assets	5	6	15	12

Total interest income	1,750	1,762	5,116	5,360

Interest Expense
Interest on deposits	150	225	473	725
Interest on federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	3	5	10	16
Interest on long-term debt	181	218	578	631

Total interest expense	334	448	1,061	1,372

Net Interest Income	1,416	1,314	4,055	3,988
Provision for credit losses	250	770	918	1,995

Net Interest Income After Provision for Credit Losses	1,166	544	3,137	1,993

Noninterest Income
Insurance income	241	252	790	792
Service charges on deposits	141	147	421	475
Mortgage banking income	123	184	301	383
Investment banking and brokerage fees and commissions	81	85	258	255
Checkcard fees	78	70	229	201
Other nondeposit fees and commissions	71	74	204	202
Bankcard fees and merchant discounts	51	45	149	130
Trust and investment advisory revenues	43	40	131	117
Income from bank-owned life insurance	33	30	92	92
FDIC loss share income, net	(104)	(43)	(243)	(116)
Other income (loss), net	(29)	(13)	(100)	7
Securities gains (losses), net
Realized gains, net	—	241	37	468
Other-than-temporary impairments	(7)	—	(18)	(49)
Non-credit portion recognized in other comprehensive income	(32)	(2)	(60)	36

Total securities gains (losses), net	(39)	239	(41)	455

Total noninterest income	690	1,110	2,191	2,993

Noninterest Expense
Personnel expense	671	642	2,048	1,937
Foreclosed property expense	168	167	456	585
Occupancy and equipment expense	151	157	457	453
Professional services	100	84	255	242
Regulatory charges	46	61	166	152
Loan processing expenses	48	53	150	135
Amortization of intangibles	24	30	75	94
Software expense	30	28	85	87
Merger-related and restructuring charges, net	—	10	—	65
Other expenses	179	176	492	499

Total noninterest expense	1,417	1,408	4,184	4,249

Earnings
Income before income taxes	439	246	1,144	737
Provision for income taxes	68	27	212	100

Net income	371	219	932	637

Noncontrolling interests	5	9	34	29

Net income available to common shareholders	$366	$210	$898	$608

Earnings Per Common Share
Basic	$0.52	$0.30	$1.29	$0.88

Diluted	$0.52	$0.30	$1.27	$0.87

Cash dividends declared	$0.16	$0.15	$0.49	$0.45

Weighted Average Shares Outstanding
Basic	697,052	693,017	696,335	691,982

Diluted	705,604	701,535	704,910	700,551

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

Nine Months Ended September 30, 2011 and 2010

(Dollars in millions, except per share data, shares in thousands)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders’ Equity
Balance, January 1, 2010	689,750	$3,449	$5,620	$7,539	$(417)	$50	$16,241
Add (Deduct):
Comprehensive income (loss):
Net income	—	—	—	608	—	29	637
Net change in other comprehensive income (loss)	—	—	—	—	82	—	82

Total comprehensive income (loss) (Note 10)	—	—	—	608	82	29	719

Stock transactions:
In purchase acquisitions	57	—	2	—	—	—	2
In connection with equity awards, net of repurchases	1,610	8	23	—	—	—	31
In connection with dividend reinvestment plan	803	4	19	—	—	—	23
In connection with 401(k) plan	1,340	7	31	—	—	—	38
Cash dividends declared on common stock, $0.45 per share	—	—	—	(312)	—	—	(312)
Equity-based compensation expense	—	—	58	—	—	—	58
Other, net	—	—	—	(2)	—	(11)	(13)

Balance, September 30, 2010	693,560	$3,468	$5,753	$7,833	$(335)	$68	$16,787

Balance, January 1, 2011	694,381	$3,472	$5,776	$7,935	$(747)	$62	$16,498
Add (Deduct):
Comprehensive income (loss):
Net income	—	—	—	898	—	34	932
Net change in other comprehensive income (loss)	—	—	—	—	391	—	391

Total comprehensive income (loss) (Note 10)	—	—	—	898	391	34	1,323

Stock transactions:
In purchase acquisitions	26	—	1	—	—	—	1
In connection with equity awards	1,918	10	(9)	—	—	—	1
Shares repurchased in connection with equity awards	(642)	(3)	(15)	—	—	—	(18)
In connection with dividend reinvestment plan	580	3	13	—	—	—	16
In connection with 401(k) plan	838	4	19	—	—	—	23
Cash dividends declared on common stock, $0.49 per share	—	—	—	(341)	—	—	(341)
Equity-based compensation expense	—	—	73	—	—	—	73
Other, net	—	—	(2)	1	—	(34)	(35)

Balance, September 30, 2011	697,101	$3,486	$5,856	$8,493	$(356)	$62	$17,541

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in millions)

	Nine Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities:
Net income	$932	$637
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	918	1,995
Depreciation	196	194
Amortization of intangibles	75	94
Equity-based compensation	73	58
(Gain) loss on securities, net	41	(455)
Net write-downs/losses on foreclosed property	337	457
Net change in operating assets and liabilities:
Segregated cash due from banks	290	1
Trading securities	144	68
Loans held for sale	426	(407)
FDIC loss share receivable	629	865
Other assets	126	(1,840)
Accounts payable and other liabilities	263	741
Other, net	(102)	(64)

Net cash from operating activities	4,348	2,344

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	401	24,737
Proceeds from maturities, calls and paydowns of securities available for sale	2,395	4,279
Purchases of securities available for sale	(11,605)	(19,001)
Proceeds from maturities, calls and paydowns of securities held to maturity	730	—
Purchases of securities held to maturity	(523)	—
Originations and purchases of loans and leases, net of principal collected	(2,865)	(2,542)
Net cash paid for divestitures	—	(832)
Purchases of premises and equipment	(176)	(370)
Proceeds from sales of foreclosed property or other real estate held for sale	735	716
Other, net	70	63

Net cash from investing activities	(10,838)	7,050

Cash Flows From Financing Activities:
Net change in deposits	10,427	(7,641)
Net change in federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	(1,720)	(2,287)
Proceeds from issuance of long-term debt	1,999	500
Repayment of long-term debt	(1,862)	(83)
Net proceeds from common stock issued	22	92
Cash dividends paid on common stock	(334)	(311)
Other, net	(23)	141

Net cash from financing activities	8,509	(9,589)

Net Change in Cash and Cash Equivalents	2,019	(195)
Cash and Cash Equivalents at Beginning of Period	2,385	2,649

Cash and Cash Equivalents at End of Period	$4,404	$2,454

Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the period for:
Interest	$1,047	$1,408
Income taxes	(209)	873
Noncash investing and financing activities:
Transfer of securities available for sale to securities held to maturity	8,341	—
Transfers of loans to foreclosed property	856	1,132
Transfers of loans held for investment to loans held for sale	226	1,284

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

NOTE 1. Basis of Presentation

General

In the opinion of management, the accompanying unaudited Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders’ Equity, and Consolidated Statements of Cash Flows of BB&T Corporation and subsidiaries (“BB&T”, the “Corporation” or the “Company”), are fair statements of BB&T’s financial position at September 30, 2011 and December 31, 2010, BB&T’s results of operations for the three and nine months ended September 30, 2011 and 2010, and BB&T’s changes in shareholders’ equity and cash flows for the nine months ended September 30, 2011 and 2010. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the consolidated financial position and consolidated results of operations have been made.

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

Nature of Operations

BB&T is a financial holding company organized under the laws of North Carolina. BB&T conducts operations through its principal bank subsidiary, Branch Banking and Trust Company (“Branch Bank”), BB&T Financial, FSB (“BB&T FSB”), a federally chartered thrift institution, and its nonbank subsidiaries. Branch Bank has offices in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Tennessee, Kentucky, Florida, Alabama, Indiana, Texas and Washington, D.C. Branch Bank provides a wide range of banking services to individuals and businesses, and offers a variety of loans to businesses and consumers. Such loans are made primarily to individuals residing in the market areas described above or to businesses located within BB&T’s geographic footprint. Branch Bank also markets a wide range of deposit services to individuals, businesses and public entities. Branch Bank offers, either directly, or through its subsidiaries, lease financing to businesses and municipal governments; factoring; discount brokerage services, annuities and mutual funds; life insurance, property and casualty insurance, health insurance and commercial general liability insurance on an agency basis and through a wholesale insurance brokerage operation; insurance premium financing; permanent financing arrangements for commercial real estate; loan servicing for third-party investors; direct consumer finance loans to individuals; trust and comprehensive wealth advisory services and association services. BB&T FSB and the direct nonbank subsidiaries of BB&T provide a variety of financial services including credit card lending, automobile lending, equipment financing, full-service securities brokerage, asset management and capital markets services.

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

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

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

BB&T evaluates its investments in VIE’s to determine if a controlling financial interest is held. This evaluation gives appropriate consideration to the design of the entity and the variability that the entity was designed to pass along, the relative power of each of the parties to the VIE, and to BB&T’s relative obligation to absorb losses or receive residual returns of the entity, in relation to such obligations and rights held by other parties to the VIE. BB&T has variable interests in certain entities that were not required to be consolidated, including affordable housing partnership interests, historic tax credit partnerships, and other partnership interests. Refer to Note 13 for additional disclosures regarding BB&T’s significant variable interest entities.

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

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

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

In July 2010, the FASB issued new guidance impacting Receivables. The new guidance requires additional disclosures that will allow users to understand the nature of credit risk inherent in a company’s loan portfolios, how that risk is analyzed and assessed in arriving at the allowance for loan and lease losses, and changes and reasons for those changes in the allowance for loan and lease losses. The new disclosures required by this guidance are included in Note 4 to these consolidated financial statements.

In April 2011, the FASB issued new guidance impacting Receivables. The new guidance amended existing guidance for assisting a creditor in determining whether a loan modification is a troubled debt restructuring. The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. This guidance was effective for interim reporting periods that began after June 15, 2011, and was applied retrospectively to the beginning of 2011. The new disclosures required by this guidance are included in Note 4 to these consolidated financial statements.

In May 2011, the FASB issued new guidance impacting Fair Value Measurements and Disclosures. The new guidance creates a uniform framework for applying fair value measurement principles for companies around the world. It eliminates differences between GAAP and International Financial Reporting Standards issued by the International Accounting Standards Board. New disclosures required by the guidance include: quantitative information about the significant unobservable inputs used for Level 3 measurements; a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs; and a description of the company’s valuation processes. This guidance is effective for interim and annual periods beginning after December 15, 2011, and all amendments will be applied prospectively with any changes in measurements recognized in income in the period of adoption. BB&T is currently evaluating the impact the standard will have on the consolidated financial statements.

In June 2011, the FASB issued new guidance impacting Comprehensive Income. The new guidance amends disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in shareholders’ equity. All changes in OCI will be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The guidance does not change the items that must be reported in OCI. This guidance is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011 with early adoption permitted. The adoption of this guidance will not impact BB&T’s consolidated financial position, results of operations or cash flows and will only impact the presentation of OCI in the consolidated financial statements.

In September 2011, the FASB issued new guidance impacting Intangibles. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. To the extent that an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performance of the two step impairment test is not required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The adoption of this guidance is not expected to be material to BB&T’s consolidated financial statements.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

NOTE 2. Securities

The amortized cost, gross unrealized gains and losses and approximate fair values of securities available for sale and held to maturity were as follows:

	September 30, 2011
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(Dollars in millions)
Securities available for sale:
U.S. government-sponsored entities (“GSE”)	$286	$1	$—	$287
Mortgage-backed securities issued by GSE	19,959	411	2	20,368
States and political subdivisions	1,976	80	157	1,899
Non-agency mortgage-backed securities	469	—	79	390
Other securities	8	—	—	8
Covered securities	1,253	448	4	1,697

Total securities available for sale	$23,951	$940	$242	$24,649

	September 30, 2011
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(Dollars in millions)
Securities held to maturity:
Mortgage-backed securities issued by GSE	$7,553	$34	$4	$7,583
States and political subdivisions	35	5	—	40
Other securities	547	1	3	545

Total securities held to maturity	$8,135	$40	$7	$8,168

	December 31, 2010
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(Dollars in millions)
Securities available for sale:
GSE securities	$102	$1	$—	$103
Mortgage-backed securities issued by GSE	18,663	42	361	18,344
States and political subdivisions	2,051	19	161	1,909
Non-agency mortgage-backed securities	635	—	120	515
Other securities	734	27	2	759
Covered securities	1,234	307	2	1,539

Total securities available for sale	$23,419	$396	$646	$23,169

During the first quarter of 2011, BB&T reclassified approximately $8.3 billion of securities available for sale to securities held to maturity. Management determined that it has both the positive intent and ability to hold these securities to maturity. The reclassification of these securities was accounted for at fair value. On the date of transfer, the difference between the par value and the fair value of these securities resulted in a premium or discount that is amortized as a yield adjustment to interest income using the interest method. The unrealized holding gains or losses at the date of transfer will continue to be reported as part of other, net in accumulated other comprehensive income, and is also amortized over the remaining life of the securities as a yield adjustment to interest income using the interest method. There were no gains or losses recognized as a result of this transfer.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

As of September 30, 2011, the fair value of covered securities included $1.4 billion of non-agency mortgage-backed securities and $318 million of municipal securities. As of December 31, 2010, the fair value of covered securities included $1.2 billion of non-agency mortgage-backed securities and $304 million of municipal securities. All covered securities were acquired from Colonial Bank (“Colonial”) and are covered by one of the Federal Deposit Insurance Corporation (“FDIC”) loss sharing agreements. BB&T is restricted from selling these securities without prior approval from the FDIC. Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information.

At September 30, 2011 and December 31, 2010, securities with carrying values of approximately $13.9 billion and $19.3 billion, respectively, were pledged to secure municipal deposits, securities sold under agreements to repurchase, other borrowings, and for other purposes as required or permitted by law.

BB&T had certain investments in marketable debt securities and mortgage-backed securities issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) that exceeded ten percent of shareholders’ equity at September 30, 2011. The Fannie Mae investments had total amortized cost and fair values of $7.9 billion and $8.0 billion, respectively, at September 30, 2011, while Freddie Mac investments had total amortized cost and fair values of $10.3 billion and $10.4 billion, respectively. These securities are carried at amortized cost in the held to maturity portfolio or fair value in the available for sale portfolio.

At September 30, 2011 and December 31, 2010, non-agency mortgage-backed securities primarily consisted of residential mortgage-backed securities.

The gross realized gains and losses and other-than-temporary impairments recognized in income during the three and nine months ended September 30, 2011 and 2010 are reflected in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in millions)
Gross gains	$—	$241	$38	$472
Gross losses	—	—	(1)	(4)

Net realized gains (losses)	—	241	37	468

Other-than-temporary impairment (“OTTI”) recognized on non-agency mortgage-backed securities:
Total OTTI on non-agency mortgage-backed securities	(7)	—	(18)	(49)
Non-credit portion recognized in other comprehensive income (1)	(32)	(2)	(60)	36

Total OTTI on non-agency mortgage-backed securities recognized in net income	(39)	(2)	(78)	(13)

Net securities gains (losses)	$(39)	$239	$(41)	$455

(1)	A negative balance is the result of additional credit losses currently recognized in earnings that were previously recognized in other comprehensive income.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

The following table reflects activity during the three and nine months ended September 30, 2011 and 2010 related to credit losses on other-than-temporarily impaired non-agency mortgage-backed securities where a portion of the unrealized loss was recognized in other comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in millions)
Balance at beginning of period	$63	$13	$30	$2
Credit losses on securities not previously considered other-than-temporarily impaired	—	—	—	2
Credit losses on securities for which OTTI was previously recognized	39	2	78	11
Reductions for securities sold/settled during the period	(2)	—	(8)	—

Balance at end of period	$100	$15	$100	$15

The amortized cost and estimated fair value of the debt securities portfolio at September 30, 2011, by contractual maturity, are shown in the accompanying table. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity.

	September 30, 2011
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
Due in one year or less	$211	$212	$—	$—
Due after one year through five years	101	103	—	—
Due after five years through ten years	617	642	—	—
Due after ten years	23,016	23,686	8,135	8,168

Total debt securities	23,945	24,643	8,135	8,168
Total securities with no stated maturity	6	6	—	—

Total securities	$23,951	$24,649	$8,135	$8,168

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

The following tables reflect the gross unrealized losses and fair values of BB&T’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates presented:

	September 30, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Securities available for sale:
GSE securities	$74	$—	$—	$—	$74	$—
Mortgage-backed securities issued by GSE	322	—	693	2	1,015	2
States and political subdivisions	19	—	710	157	729	157
Non-agency mortgage-backed securities	—	—	390	79	390	79
Other securities	1	—	—	—	1	—
Covered securities	23	4	—	—	23	4

Total	$439	$4	$1,793	$238	$2,232	$242

	September 30, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Securities held to maturity:
Mortgage-backed securities issued by GSE	$2,245	$4	$—	$—	$2,245	$4
States and political subdivisions	7	—	—	—	7	—
Other securities	209	3	—	—	209	3

Total	$2,461	$7	$—	$—	$2,461	$7

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Securities available for sale:
GSE securities	$50	$—	$—	$—	$50	$—
Mortgage-backed securities issued by GSE	15,438	361	—	—	15,438	361
States and political subdivisions	694	21	735	140	1,429	161
Non-agency mortgage-backed securities	—	—	506	120	506	120
Other securities	535	2	2	—	537	2
Covered securities	79	2	—	—	79	2

Total	$16,796	$386	$1,243	$260	$18,039	$646

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

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

Factors considered in determining whether a loss is temporary include:

•	The financial condition and near-term prospects of the issuer, including any specific events that may influence the operations of the issuer;

•	BB&T’s intent to sell and whether it is more likely than not that the Company will be required to sell these debt securities before the anticipated recovery of the amortized cost basis;

•	The length of time and the extent to which the market value has been less than cost;

•	Whether the decline in fair value is attributable to specific conditions, such as conditions in an industry or in a geographic area;

•	Whether a debt security has been downgraded by a rating agency;

•	Whether the financial condition of the issuer has deteriorated;

•	The seniority of the security;

•	Whether dividends have been reduced or eliminated, or scheduled interest payments on debt securities have not been made; and

•	Any other relevant available information.

If an unrealized loss is considered other-than-temporary, the credit component of the unrealized loss is recognized in earnings and the non-credit component is recognized in accumulated other comprehensive income, to the extent that BB&T does not intend to sell the security and it is more likely than not that BB&T will not be required to sell the security prior to recovery.

BB&T evaluates credit impairment related to mortgage-backed securities using a number of different expected cash flow models. These models reflect differing approaches to estimating the expected future cash flows associated with a given security, with certain models giving greater consideration to long-term macroeconomic factors that are applied to current security default rates, prepayment rates and recovery rates, and other models produce results that are more heavily influenced by current security-level performance. All of these models provide estimates of the expected cash flows on the underlying mortgage pools using security-specific structure information over the expected life of the security. These models estimate cash flows from the underlying mortgage loan pools and distribute those cash flows to the various tranches within the securitization considering the transaction structure, which may include subordination features and/or credit enhancements. Management reviews the results of these cash flow models and assigns probability weightings to each model based on an assessment of the current performance of the underlying securities, prevailing economic conditions and historical payment experience.

During the three and nine months ended September 30, 2011, BB&T realized principal losses on certain other-than-temporarily impaired securities totaling approximately $2 million and $8 million, respectively. Based on its consideration of the timing and extent of these losses, combined with prevailing economic conditions, BB&T determined that its cash flow modeling should give greater weighting to current security-level performance and give less weighting to modeling that relies more heavily on long-term economic factors. This change in probability-weighting resulted in the majority of the credit losses recognized on securities.

On September 30, 2011, BB&T held certain investment securities having continuous unrealized loss positions for more than 12 months. The vast majority of these losses were in non-agency mortgage-backed and municipal securities. At September 30, 2011, all of the available-for-sale debt securities in an unrealized loss position for more than 12 months, excluding those covered by FDIC loss sharing agreements, were investment grade with the exception of two municipal bonds with an amortized cost of $8 million and ten non-agency mortgage-backed securities with an adjusted amortized cost of $469 million.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

All of the non-investment grade securities referenced above were initially investment grade and have been downgraded since purchase. Based on its evaluation at September 30, 2011, BB&T determined that certain of the non-investment grade non-agency mortgage-backed securities had credit losses evident and recognized other-than-temporary impairments related to these securities. At September 30, 2011, the total unrealized loss on these non-investment grade securities was $79 million.

The following table presents non-investment grade securities with significant unrealized losses that are not covered by a loss sharing arrangement and the credit loss component of OTTI recognized to date:

	September 30, 2011
	Amortized Cost	Cumulative Credit Loss Recognized	Adjusted Amortized Cost	Fair Value	Unrealized Loss
	(Dollars in millions)
Security:
RMBS 1	$98	$(24)	$74	$54	$(20)
RMBS 2	139	(29)	110	94	(16)
RMBS 3	103	(13)	90	77	(13)

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

NOTE 3. Loans and Leases

The following table provides a breakdown of BB&T’s loan portfolio as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(Dollars in millions)
Loans and leases, net of unearned income:
Commercial:
Commercial and industrial	$34,817	$34,050
Commercial real estate—other	10,931	11,439
Commercial real estate—residential ADC (1)	2,414	3,397
Direct retail lending	13,882	13,749
Sales finance	7,265	7,050
Revolving credit	2,128	2,127
Residential mortgage	19,361	17,550
Specialized lending	8,636	7,953
Other acquired	47	58

Total loans and leases held for investment (excluding covered loans)	99,481	97,373
Covered	5,222	6,194

Total loans and leases held for investment	104,703	103,567
Loans held for sale	2,746	3,697

Total loans and leases	$107,449	$107,264

(1)	Commercial real estate—residential ADC represents residential acquisition, development and construction loans.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

Covered loans represent loans acquired from the FDIC subject to one of the loss sharing agreements. Other acquired loans represent consumer loans acquired from the FDIC that are not subject to one of the loss sharing agreements.

The following table reflects the carrying value of all purchased impaired and nonimpaired loans, and the related allowance, as of September 30, 2011 and December 31, 2010:

	September 30, 2011			December 31, 2010
	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total
	(Dollars in millions)
Residential mortgage	$676	$646	$1,322	$733	$713	$1,446
Commercial real estate	1,587	1,742	3,329	2,031	1,982	4,013
Commercial	62	509	571	91	644	735

Total covered	2,325	2,897	5,222	2,855	3,339	6,194
Other acquired	2	45	47	3	55	58

Total	2,327	2,942	5,269	2,858	3,394	6,252

Allowance for loan losses	(64)	(49)	(113)	(90)	(54)	(144)

Net	$2,263	$2,893	$5,156	$2,768	$3,340	$6,108

Changes in the carrying amount and accretable yield for purchased impaired and nonimpaired loans were as follows for the nine months ended September 30, 2011 and the year ended December 31, 2010:

	September 30, 2011				December 31, 2010
	Purchased Impaired		Purchased Nonimpaired		Purchased Impaired		Purchased Nonimpaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(Dollars in millions)
Balance at beginning of period	$835	$2,858	$1,611	$3,394	$889	$3,666	$1,301	$4,476
Additions	—	—	—	—	—	—	—	—
Accretion	(279)	279	(540)	540	(459)	459	(483)	483
Reclassifications from nonaccretable balance, net	114	—	372	—	405	—	793	—
Payments received, net	—	(810)	—	(992)	—	(1,267)	—	(1,565)

Balance at end of period	$670	$2,327	$1,443	$2,942	$835	$2,858	$1,611	$3,394

The outstanding unpaid principal balance for all purchased impaired loans as of September 30, 2011 and December 31, 2010 was $3.6 billion and $4.7 billion, respectively. The outstanding unpaid principal balance for all purchased nonimpaired loans as of September 30, 2011 and December 31, 2010 was $4.3 billion and $5.2 billion, respectively.

At September 30, 2011 and December 31, 2010, none of the purchased loans were classified as nonperforming assets. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased loans. The allowance for loan losses related to the purchased loans results from decreased expectations of future cash flows due to increased credit losses for certain acquired loan pools.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

The following table provides a summary of BB&T’s nonperforming assets and loans 90 days or more past due and still accruing as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(Dollars in millions)
Nonaccrual loans and leases:
Held for investment (1)	$1,957	$2,149
Held for sale	26	521

Total nonaccrual loans and leases (1)	1,983	2,670

Foreclosed real estate (2)	950	1,259
Other foreclosed property	36	42

Total foreclosed property (2)	986	1,301

Total nonperforming assets (excluding covered assets) (1)(2)	$2,969	$3,971

Loans 90 days or more past due and still accruing (excluding covered loans) (3)(4)(5)	$187	$295

(1)	Covered and other acquired loans are considered to be performing due to the application of the accretion method. Covered loans that are contractually 90 days or more past due and still accruing are noted below.
(2)	Excludes foreclosed real estate totaling $355 million and $313 million as of September 30, 2011 and December 31, 2010, respectively, that is covered by FDIC loss sharing agreements.
(3)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase totaling $389 million and $425 million as of September 30, 2011 and December 31, 2010, respectively.
(4)	Excludes loans 90 days or more past due that are covered by FDIC loss sharing agreements totaling $872 million and $1.1 billion as of September 30, 2011 and December 31, 2010, respectively.
(5)	Excludes mortgage loans 90 days or more past due that are government guaranteed totaling $185 million and $153 million as of September 30, 2011 and December 31, 2010, respectively.

The following table provides a summary of loans that continue to accrue interest under restructured terms (“performing restructurings”) and restructured loans that have been placed in nonaccrual status (“nonperforming restructurings”) as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(Dollars in millions)
Performing restructurings:
Commercial:
Commercial and industrial	$64	$205
Commercial real estate—other	124	280
Commercial real estate—residential ADC	55	172
Direct retail lending	141	141
Sales finance	6	5
Revolving credit	63	62
Residential mortgage (1)(2)	568	585
Specialized lending	46	26

Total performing restructurings (1)(2)	1,067	1,476
Nonperforming restructurings (3)(4)	319	479

Total restructurings (1)(2)(3)(4)(5)	$1,386	$1,955

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

(1)	Excludes restructured mortgage loans held for investment that are government guaranteed totaling $209 million and $115 million at September 30, 2011 and December 31, 2010, respectively.
(2)	Excludes restructured mortgage loans held for sale that are government guaranteed totaling $6 million and $14 million at September 30, 2011 and December 31, 2010, respectively.
(3)	Nonperforming restructurings are included in nonaccrual loan disclosures.
(4)	Includes approximately $4 million and $110 million of nonperforming restructurings included in loans held for sale at September 30, 2011 and December 31, 2010, respectively.
(5)	All restructurings are considered impaired. The allowance for loan and lease losses attributable to these restructured loans totaled $273 million and $324 million at September 30, 2011 and December 31, 2010, respectively.

BB&T had commitments totaling $33 million and $64 million at September 30, 2011 and December 31, 2010, respectively, to lend additional funds to clients with loans whose terms have been modified in restructurings.

NOTE 4. Allowance for Credit Losses

An analysis of the allowance for credit losses for the three and nine months ended September 30, 2011 is presented in the following tables:

	Three Months Ended September 30, 2011
	Beginning Balance	Charge- Offs	Recoveries	Provision	Ending Balance
	(Dollars in millions)
Commercial:
Commercial and industrial	$474	$(102)	$9	$55	$436
Commercial real estate—other	462	(64)	6	26	430
Commercial real estate—residential ADC	382	(61)	9	(2)	328
Specialized lending	13	(2)	1	1	13

Retail:
Direct retail lending	233	(74)	10	51	220
Revolving credit	103	(23)	4	21	105
Residential mortgage	347	(41)	1	57	364
Sales finance	42	(7)	2	2	39
Specialized lending	171	(40)	6	40	177
Covered and other acquired	159	(53)	—	7	113
Unallocated	130	—	—	—	130

Allowance for loan and lease losses	2,516	(467)	48	258	2,355
Reserve for unfunded lending commitments	59	—	—	(8)	51

Allowance for credit losses	$2,575	$(467)	$48	$250	$2,406

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

	Nine Months Ended September 30, 2011
	Beginning Balance	Charge- Offs	Recoveries	Provision	Ending Balance
	(Dollars in millions)
Commercial:
Commercial and industrial	$621	$(242)	$22	$35	$436
Commercial real estate—other	446	(213)	15	182	430
Commercial real estate—residential ADC	469	(210)	20	49	328
Specialized lending	21	(6)	3	(5)	13

Retail:
Direct retail lending	246	(218)	27	165	220
Revolving credit	109	(74)	14	56	105
Residential mortgage	298	(224)	3	287	364
Sales finance	47	(24)	7	9	39
Specialized lending	177	(131)	17	114	177
Covered and other acquired	144	(53)	—	22	113
Unallocated	130	—	—	—	130

Allowance for loan and lease losses	2,708	(1,395)	128	914	2,355
Reserve for unfunded lending commitments	47	—	—	4	51

Allowance for credit losses	$2,755	$(1,395)	$128	$918	$2,406

An analysis of the allowance for credit losses for the three and nine months ended September 30, 2010 is presented in the following tables:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
	(Dollars in millions)
Beginning balance	$2,753	$2,672
Provision for credit losses	770	1,995
Loans and leases charged-off	(901)	(2,081)
Recoveries of previous charge-offs	28	91

Net loans and leases charged-off	(873)	(1,990)

Other changes, net	—	(27)

Ending balance	$2,650	$2,650

Allowance for loan and lease losses	$2,611	$2,611
Reserve for unfunded lending commitments	39	39

Allowance for credit losses	$2,650	$2,650

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

The following tables provide a breakdown of the allowance for loan and lease losses and the recorded investment in loans based on the method for determining the allowance as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	Allowance for Loan and Lease Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired With Deteriorated Credit Quality	Total
	(Dollars in millions)
Commercial:
Commercial and industrial	$87	$349	$—	$436
Commercial real estate—other	72	358	—	430
Commercial real estate—residential ADC	54	274	—	328
Specialized lending	1	12	—	13

Retail:
Direct retail lending	32	188	—	220
Revolving credit	26	79	—	105
Residential mortgage	148	216	—	364
Sales finance	1	38	—	39
Specialized lending	19	158	—	177
Covered and other acquired	—	49	64	113
Unallocated	—	130	—	130

Total	$440	$1,851	$64	$2,355

	September 30, 2011
	Loans and Leases
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired With Deteriorated Credit Quality	Total
	(Dollars in millions)
Commercial:
Commercial and industrial	$643	$34,174	$—	$34,817
Commercial real estate—other	562	10,369	—	10,931
Commercial real estate—residential ADC	483	1,931	—	2,414
Specialized lending	5	3,590	—	3,595

Retail:
Direct retail lending	164	13,718	—	13,882
Revolving credit	63	2,065	—	2,128
Residential mortgage	845	18,516	—	19,361
Sales finance	8	7,257	—	7,265
Specialized lending	44	4,997	—	5,041
Covered and other acquired	—	2,942	2,327	5,269

Total	$2,817	$99,559	$2,327	$104,703

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

	December 31, 2010
	Allowance for Loan and Lease Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired With Deteriorated Credit Quality	Total
	(Dollars in millions)
Commercial:
Commercial and industrial	$96	$525	$—	$621
Commercial real estate—other	63	383	—	446
Commercial real estate—residential ADC	75	394	—	469
Specialized lending	1	20	—	21

Retail:
Direct retail lending	26	220	—	246
Revolving credit	25	84	—	109
Residential mortgage	167	131	—	298
Sales finance	1	46	—	47
Specialized lending	2	175	—	177
Covered and other acquired	—	54	90	144
Unallocated	—	130	—	130

Total	$456	$2,162	$90	$2,708

	December 31, 2010
	Loans and Leases
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired With Deteriorated Credit Quality	Total
	(Dollars in millions)
Commercial:
Commercial and industrial	$708	$33,342	$—	$34,050
Commercial real estate—other	691	10,748	—	11,439
Commercial real estate—residential ADC	684	2,713	—	3,397
Specialized lending	4	3,399	—	3,403

Retail:
Direct retail lending	177	13,572	—	13,749
Revolving credit	62	2,065	—	2,127
Residential mortgage	803	16,747	—	17,550
Sales finance	5	7,045	—	7,050
Specialized lending	24	4,526	—	4,550
Covered and other acquired	—	3,394	2,858	6,252

Total	$3,158	$97,551	$2,858	$103,567

BB&T monitors the credit quality of its commercial portfolio segment using internal risk ratings. These risk ratings are based on established regulatory guidance. Loans with a Pass rating represent those not considered as a problem credit. Special mention loans are those that have a potential weakness deserving management’s close

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

attention. Substandard loans are those where a well-defined weakness has been identified that may put full collection of contractual cash flows at risk. Substandard loans are placed in nonaccrual status when BB&T believes it is no longer probable it will collect all contractual cash flows.

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

The following tables illustrate the credit quality indicators associated with BB&T’s loans and leases held for investment as of September 30, 2011 and December 31, 2010. Covered and other acquired loans are excluded from this analysis because their related allowance is determined by loan pool performance due to the application of the accretion method.

	September 30, 2011
	Commercial
	Commercial & Industrial	Commercial Real Estate- Other	Commercial Real Estate- Residential ADC	Specialized Lending
	(Dollars in millions)
Pass	$31,742	$8,693	$1,188	$3,548
Special mention	527	210	61	3
Substandard—performing	1,969	1,590	737	34
Nonperforming	579	438	428	10

Total (1)	$34,817	$10,931	$2,414	$3,595

	September 30, 2011
	Retail
	Direct Retail Lending	Revolving Credit	Residential Mortgage	Sales Finance	Specialized Lending
	(Dollars in millions)
Performing	$13,731	$2,128	$19,063	$7,258	$4,995
Nonperforming	151	—	298	7	46

Total	$13,882	$2,128	$19,361	$7,265	$5,041

	December 31, 2010
	Commercial
	Commercial & Industrial	Commercial Real Estate- Other	Commercial Real Estate- Residential ADC	Specialized Lending
	(Dollars in millions)
Pass	$30,774	$9,095	$1,587	$3,348
Special mention	554	306	108	30
Substandard—performing	2,214	1,633	1,189	14
Nonperforming	508	405	513	11

Total (1)	$34,050	$11,439	$3,397	$3,403

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

	December 31, 2010
	Retail
	Direct Retail Lending	Revolving Credit	Residential Mortgage	Sales Finance	Specialized Lending
	(Dollars in millions)
Performing	$13,558	$2,127	$17,084	$7,044	$4,501
Nonperforming	191	—	466	6	49

Total	$13,749	$2,127	$17,550	$7,050	$4,550

(1)	Excludes nonperforming commercial loans held for sale of $26 million and $521 million as of September 30, 2011 and December 31, 2010, respectively.

The following tables represent aging analyses of BB&T’s past due loans and leases held for investment as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	Loans and Leases Excluding Covered (1)
	Accruing Loans and Leases
	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonaccrual Loans And Leases (2)	Total Loans And Leases, Excluding Covered Loans
	(Dollars in millions)
Commercial:
Commercial and industrial	$34,161	$76	$1	$579	$34,817
Commercial real estate—other	10,464	27	2	438	10,931
Commercial real estate—residential ADC	1,959	27	—	428	2,414
Specialized lending	3,568	14	3	10	3,595

Retail:
Direct retail lending	13,531	148	52	151	13,882
Revolving credit	2,090	23	15	—	2,128
Residential mortgage (3)	18,260	527	276	298	19,361
Sales finance	7,172	67	19	7	7,265
Specialized lending	4,764	229	2	46	5,041
Other acquired	44	1	2	—	47

Total (3)	$96,013	$1,139	$372	$1,957	$99,481

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

	December 31, 2010
	Loans and Leases Excluding Covered (1)
	Accruing Loans and Leases
	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonaccrual Loans And Leases (2)	Total Loans And Leases, Excluding Covered Loans
	(Dollars in millions)
Commercial:
Commercial and industrial	$33,371	$163	$8	$508	$34,050
Commercial real estate—other	10,962	68	4	405	11,439
Commercial real estate—residential ADC	2,792	84	8	513	3,397
Specialized lending	3,358	29	5	11	3,403

Retail:
Direct retail lending	13,293	189	76	191	13,749
Revolving credit	2,079	28	20	—	2,127
Residential mortgage (3)	16,173	615	296	466	17,550
Sales finance	6,922	95	27	6	7,050
Specialized lending	4,281	219	1	49	4,550
Other acquired	54	1	3	—	58

Total (3)	$93,285	$1,491	$448	$2,149	$97,373

(1)	Covered loans have been excluded from this aging analysis because they are covered by FDIC loss sharing agreements, and their related allowance is determined by loan pool performance due to the application of the accretion method.
(2)	Excludes nonperforming commercial loans held for sale of $26 million and $521 million as of September 30, 2011 and December 31, 2010, respectively.
(3)	Residential mortgage loans include $82 million and $83 million in government guaranteed loans 30-89 days past due, and $185 million and $153 million in government guaranteed loans 90 days or more past due as of September 30, 2011 and December 31, 2010, respectively.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

The following tables set forth certain information regarding BB&T’s impaired loans, excluding acquired impaired loans and loans held for sale, that were evaluated for specific reserves as of September 30, 2011 and December 31, 2010. The average balance of impaired loans and the interest income recognized while on impaired status are reported for the nine months ended September 30, 2011.

	September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in millions)
With No Related Allowance Recorded:
Commercial:
Commercial and industrial	$149	$225	$—	$119	$—
Commercial real estate—other	149	194	—	105	—
Commercial real estate—residential ADC	182	342	—	186	—
Specialized lending	—	—	—	—	—

Retail:
Direct retail lending	23	80	—	27	1
Residential mortgage (1)	28	55	—	33	1
Sales finance	1	1	—	1	—
Specialized lending	2	3	—	2	—

With An Allowance Recorded:
Commercial:
Commercial and industrial	494	513	87	343	1
Commercial real estate—other	413	456	72	348	4
Commercial real estate—residential ADC	301	339	54	232	2
Specialized lending	5	5	1	4	—

Retail:
Direct retail lending	141	148	32	127	6
Revolving credit	63	62	26	61	2
Residential mortgage (1)	608	625	126	582	20
Sales finance	7	10	1	5	—
Specialized lending	42	45	19	15	1

Total (1)	$2,608	$3,103	$418	$2,190	$38

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

	December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in millions)
With No Related Allowance Recorded:
Commercial:
Commercial and industrial	$196	$267	$—
Commercial real estate—other	175	246	—
Commercial real estate—residential ADC	200	300	—

Retail:
Direct retail lending	22	69	—
Residential mortgage (1)	25	50	—

With An Allowance Recorded:
Commercial:
Commercial and industrial	512	534	96
Commercial real estate—other	516	565	63
Commercial real estate—residential ADC	484	556	75
Specialized lending	4	4	1

Retail:
Direct retail lending	155	161	26
Revolving credit	62	61	25
Residential mortgage (1)	663	690	153
Sales finance	5	5	1
Specialized lending	24	24	2

Total (1)	$3,043	$3,532	$442

(1)	Residential mortgage loans exclude $209 million and $115 million in government guaranteed loans and related allowance of $22 million and $14 million as of September 30, 2011 and December 31, 2010, respectively.

Modifications to a borrower’s debt agreement are considered troubled debt restructurings (“restructurings”) if a concession is granted for economic or legal reasons related to a borrower’s financial difficulties that otherwise would not be considered. Restructurings are undertaken in order to improve the likelihood of recovery on the loan and may take the form of modifications made with the stated interest rate lower than the current market rate for new debt with similar risk, other modifications to the structure of the loan that fall outside of normal underwriting policies and procedures, or in certain limited circumstances forgiveness of principal or interest. Modifications of covered and other acquired loans that are part of a pool accounted for as a single asset are not considered restructurings.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

The following table provides a summary of the primary reason loan modifications were classified as restructurings and their estimated impact on the allowance for loan and lease losses during the three and nine months ended September 30, 2011:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Types of Modifications (1)		Increase To Allowance	Types of Modifications (1)		Increase To Allowance
	Rate (2)	Structure		Rate (2)	Structure
	(Dollars in millions)
Commercial:
Commercial and industrial	$5	$9	$1	$26	$36	$3
Commercial real estate—other	9	22	2	35	45	5
Commercial real estate—residential ADC	7	14	1	23	37	8
Specialized lending	1	1	—	1	1	—

Retail:
Direct retail lending	10	1	2	42	4	7
Revolving credit	10	—	2	31	—	6
Residential mortgage	23	2	2	77	7	10
Sales finance	2	—	—	4	3	1
Specialized lending	8	2	4	30	5	12

(1)	Includes modifications made to existing restructurings, as well as new modifications that are considered restructurings. Balances represent the recorded investment as of the end of the period in which the modification was made.
(2)	Includes restructurings made with a below market interest rate that also includes a modification of loan structure.

There was no forgiveness of principal or interest for restructurings recorded during the three and nine months ended September 30, 2011. Charge-offs recorded at the modification date were $6 million and $29 million for the three and nine months ended September 30, 2011, respectively. Modifications made to existing restructurings in the commercial portfolio segment approximated 19% and 28% of total commercial restructurings for the three and nine months ended September 30, 2011, respectively.

The allowance for nonperforming commercial restructurings for relationships with outstanding debt of $2 million or more are determined using a discounted expected cash flow approach and/or the value of collateral. The allowance for other commercial restructurings and all retail restructurings are determined using a discounted expected cash flow approach.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

The following table provides a summary of the pre-default balance for modifications that experienced a payment default during the three and nine months ended September 30, 2011, respectively, that had been classified as restructurings during the previous 12 months. BB&T defines payment default as movement of the restructuring to nonaccrual status, foreclosure or charge-off, whichever occurs first.

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	(Dollars in millions)
Commercial:
Commercial and industrial	$5	$38
Commercial real estate—other	4	79
Commercial real estate—residential ADC	11	73
Specialized lending	—	—

Retail:
Direct retail lending	1	14
Revolving credit	3	11
Residential mortgage	5	23
Sales finance	—	1
Specialized lending	2	4

If a restructuring subsequently defaults, BB&T evaluates the restructuring for possible impairment. As a result, the related allowance may be increased or charge-offs may be taken to reduce the carrying value of the loan.

NOTE 5. Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill attributable to each of BB&T’s operating segments for the nine months ended September 30, 2011 are reflected in the table below. To date, there have been no goodwill impairments recorded by BB&T.

	Community Banking	Residential Mortgage Banking	Sales Finance	Specialized Lending	Insurance Services	Financial Services	All Other	Total
	(Dollars in millions)
Balance, January 1, 2011	$4,519	$7	$93	$104	$1,067	$192	$26	$6,008
Contingent consideration	—	—	—	—	8	—	—	8

Balance, September 30, 2011	$4,519	$7	$93	$104	$1,075	$192	$26	$6,016

The following table presents the gross carrying amounts and accumulated amortization for BB&T’s identifiable intangible assets subject to amortization at the dates presented:

	September 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Identifiable intangible assets:
Core deposit intangibles	$626	$(474)	$152	$626	$(438)	$188
Other (1)	752	(471)	281	752	(432)	320

Totals	$1,378	$(945)	$433	$1,378	$(870)	$508

(1)	Other identifiable intangibles are primarily customer relationship intangibles.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

NOTE 6. Loan Servicing

Residential Mortgage Banking Activities

The following table includes a summary of residential mortgage loans managed or securitized and related delinquencies and net charge-offs:

	September 30, 2011	December 31, 2010
	(Dollars in millions)
Mortgage loans managed or securitized (1)	$24,429	$23,692
Less: Loans securitized and transferred to securities available for sale	4	4
Loans held for sale	2,347	3,068
Covered mortgage loans	1,322	1,446
Mortgage loans sold with recourse	1,395	1,624

Mortgage loans held for investment	$19,361	$17,550

Mortgage loans on nonaccrual status	$298	$466
Mortgage loans 90 days or more past due and still accruing interest (2)	91	143
Mortgage loans net charge-offs (3)	221	390

(1)	Balances exclude loans serviced for others, with no other continuing involvement.
(2)	Includes amounts related to residential mortgage loans held for sale and excludes amounts related to government guaranteed loans. Refer to Loans and Leases Note for additional disclosures related to past due government guaranteed loans.
(3)	Net charge-offs for September 30, 2011 reflect nine months.

The unpaid principal balances of BB&T’s total residential mortgage servicing portfolio were $88.7 billion and $83.5 billion at September 30, 2011 and December 31, 2010, respectively. The unpaid principal balances of residential mortgage loans serviced for others consist primarily of agency conforming fixed-rate mortgage loans and totaled $66.3 billion and $61.8 billion at September 30, 2011 and December 31, 2010, respectively. Mortgage loans serviced for others are not included in loans and leases on the accompanying Consolidated Balance Sheets.

During the nine months ended September 30, 2011 and 2010, BB&T sold residential mortgage loans from the held for sale portfolio with unpaid principal balances of $12.0 billion and $13.1 billion, respectively, and recognized pre-tax gains of $109 million and $181 million, respectively, including the impact of interest rate lock commitments. These gains are recorded in noninterest income as a component of mortgage banking income. BB&T retained the related mortgage servicing rights and receives servicing fees.

At September 30, 2011 and 2010, the approximate weighted average servicing fee was 0.34% and 0.35%, respectively, of the outstanding balance of the residential mortgage loans serviced for others. The weighted average coupon interest rate on the portfolio of mortgage loans serviced for others was 5.10% and 5.37% at September 30, 2011 and 2010, respectively. BB&T recognized servicing fees of $179 million and $168 million during the first nine months of 2011 and 2010, respectively, as a component of mortgage banking income.

At September 30, 2011 and December 31, 2010, BB&T had $1.4 billion and $1.6 billion, respectively, of residential mortgage loans sold with recourse liability. In the event of nonperformance by the borrower, BB&T has maximum recourse exposure of approximately $536 million and $597 million as of September 30, 2011 and December 31, 2010, respectively. At September 30, 2011 and December 31, 2010, BB&T has recorded $8 million and $6 million, respectively, of reserves related to these recourse exposures. Payments made to date have been immaterial.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

BB&T also issues standard representations and warranties related to mortgage loan sales to government-sponsored entities. Although these agreements often do not specify limitations, BB&T does not believe that any payments related to these warranties would materially change the financial condition or results of operations of BB&T. BB&T has recorded $22 million and $15 million of reserves related to potential losses resulting from repurchases of loans sold at September 30, 2011 and December 31, 2010, respectively.

Residential mortgage servicing rights are recorded on the Consolidated Balance Sheets at fair value with changes in fair value recorded as a component of mortgage banking income in the Consolidated Statements of Income for each period. BB&T uses various derivative instruments to mitigate the income statement effect of changes in fair value due to changes in valuation inputs and assumptions of its residential mortgage servicing rights. The following is an analysis of the activity in BB&T’s residential mortgage servicing rights for the nine months ended September 30, 2011 and 2010:

	Residential Mortgage Servicing Rights Nine Months Ended September 30,
	2011	2010
	(Dollars in millions)
Carrying value, January 1,	$830	$832
Additions	165	177
Increase (decrease) in fair value:
Due to changes in valuation inputs or assumptions	(319)	(327)
Other changes (1)	(103)	(97)

Carrying value, September 30,	$573	$585

(1)	Represents the realization of expected net servicing cash flows, expected borrower payments and the passage of time.

During the first nine months of 2011, management revised its servicing costs assumptions in the valuation of residential mortgage servicing rights due to the expectation of higher costs that are impacting the industry. The impact of these changes resulted in a $30 million reduction in the value of residential mortgage servicing rights. Management also updated prepayment speed forecast assumptions primarily due to a decrease in interest rates which caused the fair value of residential mortgage servicing rights to decrease $265 million.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

Refer to Note 14 for additional disclosures related to the assumptions and estimates used in determining the fair value of residential mortgage servicing rights. At September 30, 2011, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the accompanying table:

	Residential Mortgage Servicing Rights September 30, 2011
	(Dollars in millions)
Fair value of residential mortgage servicing rights	$573
Composition of residential loans serviced for others:
Fixed-rate mortgage loans	99%
Adjustable-rate mortgage loans	1

Total	100%

Weighted average life	3.8	yrs

Prepayment speed	19.8%
Effect on fair value of a 10% increase	$(35)
Effect on fair value of a 20% increase	(65)

Weighted average discount rate	10.3%
Effect on fair value of a 10% increase	$(19)
Effect on fair value of a 20% increase	(37)

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

Commercial Mortgage Banking Activities

BB&T also arranges and services commercial real estate mortgages through Grandbridge Real Estate Capital, LLC (“Grandbridge”) the commercial mortgage banking subsidiary of Branch Bank. During the nine months ended September 30, 2011 and 2010, Grandbridge originated $3.3 billion and $1.8 billion, respectively, of commercial real estate mortgages, the majority of which were arranged for third party investors. As of September 30, 2011 and December 31, 2010, Grandbridge’s portfolio of commercial real estate mortgages serviced for others totaled $25.0 billion and $24.1 billion, respectively. Commercial real estate mortgage loans serviced for others are not included in loans and leases on the accompanying Consolidated Balance Sheets. Grandbridge had $4.5 billion and $4.4 billion in loans serviced for others that were covered by recourse provisions at September 30, 2011 and December 31, 2010, respectively. At both September 30, 2011 and December 31, 2010, Grandbridge’s maximum exposure to loss for these loans was approximately $1.2 billion. BB&T has recorded $22 million and $19 million of reserves related to these recourse exposures at September 30, 2011 and December 31, 2010, respectively.

Commercial mortgage servicing rights are recorded as other assets on the Consolidated Balance Sheets at the lower of cost or market and amortized in proportion to and over the estimated period that net servicing

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

income is expected to be received based on projections of the amount and timing of estimated future net cash flows. The following is an analysis of the activity in BB&T’s commercial mortgage servicing rights for the nine months ended September 30, 2011 and 2010:

	Commercial Mortgage Servicing Rights Nine Months Ended September 30,
	2011	2010
	(Dollars in millions)
Carrying value, January 1,	$103	$101
Additions	21	12
Amortization expense	(16)	(13)

Carrying value, September 30,	$108	$100

At September 30, 2011, the sensitivity of the current fair value of the capitalized commercial mortgage servicing rights to adverse changes in key economic assumptions are included in the accompanying table:

	Commercial Mortgage Servicing Rights September 30, 2011
	(Dollars in millions)
Fair value of commercial mortgage servicing rights	$128
Weighted average life	7.0	yrs
Prepayment speed	0.0%
Weighted average discount rate	12.2%
Effect on fair value of a 10% increase	$(4)
Effect on fair value of a 20% increase	(8)

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

NOTE 7. Deposits

A summary of BB&T’s deposits is presented in the accompanying table:

	September 30, 2011	December 31, 2010
	(Dollars in millions)
Noninterest-bearing deposits	$24,557	$20,637
Interest checking	18,971	17,908
Money market and savings	43,858	36,964
Certificates and other time deposits	30,142	27,167
Foreign deposits—interest-bearing	39	4,537

Total deposits	$117,567	$107,213

Time deposits that are $100,000 and greater totaled $15.7 billion and $10.6 billion at September 30, 2011 and December 31, 2010, respectively.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

NOTE 8. Long-Term Debt

Long-term debt comprised the following:

	September 30, 2011	December 31, 2010
	(Dollars in millions)
BB&T Corporation
3.10% Senior Notes Due 2011	$—	$250
3.85% Senior Notes Due 2012	1,000	1,000
3.38% Senior Notes Due 2013	500	500
5.70% Senior Notes Due 2014	510	510
2.05% Senior Notes Due 2014 (1)	700	—
Floating Rate Senior Notes Due 2014 (2)	300	—
3.95% Senior Notes Due 2016	499	499
3.20% Senior Notes Due 2016 (1)	999	—
6.85% Senior Notes Due 2019 (1)	538	538
6.50% Subordinated Notes Due 2011 (3)	—	610
4.75% Subordinated Notes Due 2012 (3)	490	490
5.20% Subordinated Notes Due 2015 (3)	932	932
4.90% Subordinated Notes Due 2017 (1)(3)	342	339
5.25% Subordinated Notes Due 2019 (1)(3)	586	586

Branch Bank
Floating Rate Subordinated Notes Due 2016 (3)(4)	350	350
Floating Rate Subordinated Notes Due 2017 (3)(4)	261	261
4.875% Subordinated Notes Due 2013 (3)	222	222
5.625% Subordinated Notes Due 2016 (1)(3)	386	386
Federal Home Loan Bank Advances to Branch Bank (5)
Varying maturities to 2034	9,320	10,243
Junior Subordinated Debt to Unconsolidated Trusts (6)	3,270	3,269
Other Long-Term Debt	74	123
Fair value hedge-related basis adjustments	874	622

Total Long-Term Debt	$22,153	$21,730

(1)	These fixed rate notes were swapped to floating rates based on LIBOR. At September 30, 2011, the effective rates paid on these borrowings ranged from 0.99% to 3.75%.
(2)	These floating-rate senior notes are based on LIBOR and had an effective rate of 0.95% at September 30, 2011.
(3)	Subordinated notes that qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.
(4)	These floating-rate securities are based on LIBOR, but the majority of the cash flows have been swapped to a fixed rate. The effective rate paid on these securities including the effect of cash flow hedges was 3.25% at September 30, 2011.
(5)	Certain of these advances have been swapped to floating rates from fixed rates and from fixed rates to floating rates. At September 30, 2011, the weighted average rate paid on these advances including the effect of hedges was 3.81%, and the weighted average maturity was 6.0 years.
(6)	Securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations. Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

In March 2011, BB&T made the decision to retire all of its junior subordinated debt to unconsolidated trusts through the exercise of certain early redemption provisions. BB&T determined that it was appropriate to amortize the remaining debt issuance costs and related discounts or premiums, including fair value hedge adjustments, over the period from March 2011 to the current expected redemption date for each of the impacted debt securities.

NOTE 9. Shareholders’ Equity

Common Stock

The authorized common stock of BB&T consists of two billion shares with a $5 par value. There were 697 million and 694 million common shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively.

Preferred Stock

The authorized preferred stock of BB&T consists of five million shares. At September 30, 2011 and December 31, 2010, there were no preferred shares outstanding.

Equity-Based Plans

At September 30, 2011, BB&T has options, restricted shares and restricted share units outstanding from the following equity-based compensation plans: the 2004 Stock Incentive Plan (“2004 Plan”), the 1995 Omnibus Stock Incentive Plan (“Omnibus Plan”), the Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”), and a plan assumed from an acquired entity. BB&T’s shareholders have approved all equity-based compensation plans with the exception of the plan assumed from an acquired entity. As of September 30, 2011, the 2004 Plan is the only plan that has shares available for future grants. The 2004 Plan allows for accelerated vesting of awards for holders who retire and have met all retirement eligibility requirements and in connection with certain other events. Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2010 for further disclosures related to equity-based awards issued by BB&T.

BB&T measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants awarded during the first nine months of 2011 and 2010, respectively. Substantially all of BB&T’s option awards are granted in February of each year. Therefore, the assumptions noted below are weighted accordingly:

	September 30,
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

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

The following table details the activity during the first nine months of 2011 related to stock options awarded by BB&T:

	Nine Months Ended September 30, 2011
	Options	Wtd. Avg. Exercise Price
Outstanding at beginning of period	44,690,131	$35.06
Granted	3,755,975	27.73
Exercised	(38,451)	18.16
Forfeited or expired	(2,833,828)	36.03

Outstanding at end of period	45,573,827	34.41

Exercisable at end of period	34,187,565	$36.38

The following table details the activity during the first nine months of 2011 related to restricted shares and restricted share units awarded by BB&T:

	Nine Months Ended September 30, 2011
	Shares/Units	Wtd. Avg. Grant Date Fair Value
Nonvested at beginning of period	13,283,786	$20.06
Granted	2,554,528	24.15
Vested	(1,880,888)	29.54
Forfeited	(407,602)	21.36

Nonvested at end of period	13,549,824	$19.48

NOTE 10. Accumulated Other Comprehensive Income (Loss)

The balances in accumulated other comprehensive income (loss) at September 30, 2011 and December 31, 2010 are shown in the following table:

	September 30, 2011			December 31, 2010
	Pre-Tax Amount	Deferred Tax Expense (Benefit)	After- Tax Amount	Pre-Tax Amount	Deferred Tax Expense (Benefit)	After- Tax Amount
	(Dollars in millions)
Unrecognized net pension and postretirement costs	$(563)	$(210)	$(353)	$(587)	$(219)	$(368)
Unrealized net gains (losses) on cash flow hedges	(253)	(94)	(159)	(75)	(28)	(47)
Unrealized net gains (losses) on securities available for sale	698	260	438	(250)	(93)	(157)
FDIC’s share of unrealized (gains) losses on securities available for sale under the loss share agreements (1)	(412)	(154)	(258)	(281)	(105)	(176)
Other, net	(42)	(18)	(24)	(6)	(7)	1

Total	$(572)	$(216)	$(356)	$(1,199)	$(452)	$(747)

(1)	Certain securities available for sale are covered by loss sharing agreements with the FDIC. Refer to the Securities footnote to these financial statements for additional information.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

As of September 30, 2011 and December 31, 2010, unrealized net losses on securities available for sale included $79 million and $115 million, respectively, of pre-tax losses related to other-than-temporarily impaired non-agency mortgage-backed securities where a portion of the loss was recognized in net income.

The following tables reflect the components of total comprehensive income (loss) for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011
	Pre-Tax	Tax Effect	After-Tax
	(Dollars in millions)
Comprehensive income:
Net income	$439	$68	$371
Other comprehensive income:
Unrealized net holding gains (losses) arising during the period on securities available for sale	464	173	291
Reclassification adjustment for (gains) losses on securities available for sale included in net income	39	14	25
Net change in amounts attributable to the FDIC under the loss share agreements	(47)	(18)	(29)
Net change in unrecognized gains (losses) on cash flow hedges	(111)	(41)	(70)
Net change in pension and postretirement liability	9	3	6
Other, net	(2)	3	(5)

Total comprehensive income	$791	$202	$589

	Three Months Ended September 30, 2010
	Pre-Tax	Tax Effect	After-Tax
	(Dollars in millions)
Comprehensive income:
Net income	$246	$27	$219
Other comprehensive income:
Unrealized net holding gains (losses) arising during the period on securities available for sale	315	119	196
Reclassification adjustment for (gains) losses on securities available for sale included in net income	(239)	(91)	(148)
Net change in amounts attributable to the FDIC under the loss share agreements	(117)	(44)	(73)
Net change in unrecognized gains (losses) on cash flow hedges	(125)	(47)	(78)
Net change in pension and postretirement liability	6	2	4
Other, net	—	(1)	1

Total comprehensive income	$86	$(35)	$121

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

	Nine Months Ended September 30, 2011
	Pre-Tax	Tax Effect	After-Tax
	(Dollars in millions)
Comprehensive income:
Net income	$1,144	$212	$932
Other comprehensive income:
Unrealized net holding gains (losses) arising during the period on securities available for sale	872	324	548
Reclassification adjustment for (gains) losses on securities available for sale included in net income	41	15	26
Net change in amounts attributable to the FDIC under the loss share agreements	(131)	(49)	(82)
Net change in unrecognized gains (losses) on cash flow hedges	(178)	(66)	(112)
Net change in pension and postretirement liability	24	9	15
Other, net	(1)	3	(4)

Total comprehensive income	$1,771	$448	$1,323

	Nine Months Ended September 30, 2010
	Pre-Tax	Tax Effect	After-Tax
	(Dollars in millions)
Comprehensive income:
Net income	$737	$100	$637
Other comprehensive income:
Unrealized net holding gains (losses) arising during the period on securities available for sale	1,170	444	726
Reclassification adjustment for (gains) losses on securities available for sale included in net income	(455)	(173)	(282)
Net change in amounts attributable to the FDIC under the loss share agreements	(243)	(92)	(151)
Net change in unrecognized gains (losses) on cash flow hedges	(340)	(129)	(211)
Net change in pension and postretirement liability	(1)	(1)	—
Other, net	(1)	(1)	—

Total comprehensive income	$867	$148	$719

NOTE 11. Income Taxes

BB&T’s provision for income taxes was $68 million and $27 million for the three months ended September 30, 2011 and 2010, respectively. The provision for income taxes was $212 million and $100 million for the nine months ended September 30, 2011 and 2010, respectively. The effective tax rates for the three months ended September 30, 2011 and 2010 were 15.5% and 11.0%, respectively. The effective tax rates for the nine months ended September 30, 2011 and 2010 were 18.5% and 13.6%, respectively. The higher effective tax rates for the three and nine months ended September 30, 2011 compared to 2010 are primarily due to higher levels of pre-tax income, which is subject to the marginal tax rate. The third quarter of 2011 includes a $26 million tax benefit related to the sale of leveraged leases.

In February 2010, BB&T received an IRS statutory notice of deficiency for tax years 2002-2007 asserting a liability for taxes, penalties and interest of approximately $892 million related to the disallowance of foreign tax credits and other deductions claimed by a subsidiary in connection with a financing transaction. Management has

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

consulted with outside counsel and continues to believe that BB&T’s treatment of this transaction was in compliance with applicable tax laws and regulations. However, as a procedural matter and in order to limit its exposure to incremental penalties and interest associated with this matter, BB&T paid the disputed tax, penalties and interest in March 2010, and filed a lawsuit seeking a refund in the U.S. Court of Federal Claims. BB&T recorded a receivable in other assets for the amount of this payment, less the reserve considered necessary in accordance with applicable income tax accounting guidance. Based on an assessment of the applicable tax law and the relevant facts and circumstances related to this matter, management has concluded that the amount of this reserve is adequate, although litigation is still ongoing. Final resolution of this matter is not expected to occur within the next twelve months.

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

The following table summarizes the components of net periodic benefit cost recognized for BB&T’s pension plans for the three and nine months ended September 30, 2011 and 2010, respectively:

	Pension Plans
	Qualified		Nonqualified
	Three Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in millions)
Service cost	$23	$19	$2	$1
Interest cost	23	21	2	3
Estimated return on plan assets	(49)	(44)	—	—
Amortization and other	9	6	1	—

Net periodic benefit cost	$6	$2	$5	$4

	Pension Plans
	Qualified		Nonqualified
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in millions)
Service cost	$76	$59	$5	$3
Interest cost	69	63	7	7
Estimated return on plan assets	(147)	(133)	—	—
Amortization and other	22	17	3	1

Net periodic benefit cost	$20	$6	$15	$11

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

BB&T makes contributions to the qualified pension plan in amounts between the minimum required for funding standard accounts and the maximum amount deductible for federal income tax purposes. A discretionary contribution of $68 million was made to the qualified pension plan during the first nine months of 2010. Management is not required to, and currently has no plans to, make a contribution to the qualified pension plan in 2011; however, such a contribution may be made later in 2011, if deemed appropriate.

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

Letters of credit and financial guarantees written are unconditional commitments issued by BB&T to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper issuance, bond financing and similar transactions, the majority of which are to tax exempt entities. The credit risk involved in the issuance of these guarantees is essentially the same as that involved in extending loans to clients and as such, the instruments are collateralized when necessary. As of September 30, 2011 and December 31, 2010, BB&T had issued letters of credit totaling $6.3 billion and $7.3 billion, respectively. The carrying amount of the liability for such guarantees was $35 million and $41 million at September 30, 2011 and December 31, 2010, respectively.

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

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

obligation to reimburse Branch Bank for losses with respect to certain loans, other real estate owned (“OREO”), certain investment securities and other assets (collectively, “covered assets”), begins with the first dollar of loss incurred. For additional information about the terms of the loss sharing agreements refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2010.

BB&T invests in certain affordable housing and historic building rehabilitation projects throughout its market area as a means of supporting local communities, and receives tax credits related to these investments. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. Branch Bank typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. As of September 30, 2011 and December 31, 2010, BB&T had investments of $1.2 billion related to these projects, which are included as other assets on the Consolidated Balance Sheets. BB&T’s outstanding commitments to fund affordable housing investments totaled $278 million and $334 million at September 30, 2011 and December 31, 2010, respectively, which are included as other liabilities on the Consolidated Balance Sheets. As of September 30, 2011 and December 31, 2010, BB&T had outstanding loan commitments to these funds of $144 million and $135 million, respectively. Of these amounts, $69 million and $36 million had been funded at September 30, 2011 and December 31, 2010, respectively, and were included in loans and leases on the Consolidated Balance Sheets. BB&T’s maximum risk exposure related to these investments totaled $1.3 billion at September 30, 2011 and December 31, 2010.

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

BB&T has investments and future funding commitments to certain venture capital funds. As of September 30, 2011 and December 31, 2010, BB&T had investments of $276 million and $266 million related to these ventures, respectively. As of September 30, 2011 and December 31, 2010, BB&T had future funding commitments of $152 million and $185 million, respectively. BB&T’s risk exposure relating to such commitments is generally limited to the amount of investments and future funding commitments made.

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

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

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

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

Assets and liabilities measured at fair value on a recurring basis, including financial instruments for which BB&T has elected the Fair Value Option are summarized below:

		Fair Value Measurements for Assets and Liabilities Measured on a Recurring Basis
	9/30/2011	Level 1	Level 2	Level 3
		(Dollars in millions)
Assets:
Trading securities	$428	$181	$243	$4
Securities available for sale:
GSE securities	287	—	287	—
Mortgage-backed securities issued by GSE	20,368	—	20,368	—
States and political subdivisions	1,899	—	1,899	—
Non-agency mortgage-backed securities	390	—	390	—
Other securities	8	6	2	—
Covered securities	1,697	—	593	1,104
Loans held for sale (1)	2,720	—	2,720	—
Residential mortgage servicing rights	573	—	—	573
Derivative assets: (2)
Interest rate contracts	1,757	1	1,683	73
Foreign exchange contracts	13	—	13	—
Venture capital and similar investments (2)(3)	276	—	—	276

Total assets (1)	$30,416	$188	$28,198	$2,030

Liabilities:
Derivative liabilities: (2)
Interest rate contracts	$1,548	$—	$1,547	$1
Foreign exchange contracts	15	—	15	—
Short-term borrowed funds (4)	114	—	114	—

Total liabilities	$1,677	$—	$1,676	$1

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

		Fair Value Measurements for Assets and Liabilities Measured on a Recurring Basis
	12/31/2010	Level 1	Level 2	Level 3
		(Dollars in millions)
Assets:
Trading securities	$633	$276	$346	$11
Securities available for sale:
GSE securities	103	—	103	—
Mortgage-backed securities issued by GSE	18,344	—	18,344	—
States and political subdivisions	1,909	—	1,790	119
Non-agency mortgage-backed securities	515	—	515	—
Other securities	759	147	605	7
Covered securities	1,539	—	585	954
Loans held for sale (1)	3,176	—	3,176	—
Residential mortgage servicing rights	830	—	—	830
Derivative assets: (2)
Interest rate contracts	926	1	913	12
Foreign exchange contracts	7	—	7	—
Venture capital and similar investments (2)(3)	266	—	—	266

Total assets (1)	$29,007	$424	$26,384	$2,199

Liabilities:
Derivative liabilities: (2)
Interest rate contracts	$996	$10	$949	$37
Foreign exchange contracts	6	—	6	—
Short-term borrowed funds (4)	233	—	233	—

Total liabilities	$1,235	$10	$1,188	$37

(1)	Excludes loans held for sale carried at the lower of cost or market.
(2)	These amounts are reflected in other assets and other liabilities on the Consolidated Balance Sheets.
(3)	Based on an analysis of the nature and risks of these investments, BB&T has determined that presenting these investments as a single class is appropriate.
(4)	Short-term borrowed funds reflect securities sold short positions.

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

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

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

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

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

The tables below present reconciliations for the three and nine months ended September 30, 2011 and 2010, respectively, for Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements Using Significant Unobservable Inputs
Three Months Ended September 30, 2011	Trading	States & Political Subdivisions	Other Securities	Covered Securities	Mortgage Servicing Rights	Net Derivatives	Venture Capital and Similar Investments
	(Dollars in millions)
Balance at July 1, 2011	$1	$—	$—	$1,063	$879	$3	$247
Total realized and unrealized gains or losses:
Included in earnings:
Interest income	—	—	—	11	—	—	—
Mortgage banking income	—	—	—	—	(345)	54	—
Other noninterest income	—	—	—	—	—	—	19
Included in other comprehensive income (loss)	—	—	—	53	—	—	—
Purchases	5	—	—	—	—	—	34
Issuances	—	—	—	—	39	46	—
Sales	(2)	—	—	—	—	—	(19)
Settlements	—	—	—	(23)	—	(31)	(5)

Balance at September 30, 2011	$4	$—	$—	$1,104	$573	$72	$276

Net unrealized gains (losses) included in net income relating to assets and liabilities still held at September 30, 2011	$—	$—	$—	$11	$(299)	$72	$18

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

	Fair Value Measurements Using Significant Unobservable Inputs
Three Months Ended September 30, 2010	Trading	States & Political Subdivisions	Other Securities	Covered Securities	Mortgage Servicing Rights	Net Derivatives	Venture Capital and Similar Investments
	(Dollars in millions)
Balance at July 1, 2010	$11	$136	$8	$818	$665	$48	$272
Total realized and unrealized gains or losses:
Included in earnings:
Interest income	—	—	—	5	—	—	—
Mortgage banking income	—	—	—	—	(135)	123	—
Other noninterest income	(1)	—	—	—	—	—	18
Included in other comprehensive income (loss)	—	18	(1)	99	—	—	—
Purchases, issuances and settlements	—	(14)	—	—	55	(105)	(3)

Balance at September 30, 2010	$10	$140	$7	$922	$585	$66	$287

Net unrealized gains (losses) included in net income relating to assets and liabilities still held at September 30, 2010	$—	$—	$—	$5	$(100)	$66	$17

	Fair Value Measurements Using Significant Unobservable Inputs
Nine Months Ended September 30, 2011	Trading	States & Political Subdivisions	Other Securities	Covered Securities	Mortgage Servicing Rights	Net Derivatives	Venture Capital and Similar Investments
	(Dollars in millions)
Balance at January 1, 2011	$11	$119	$7	$954	$830	$(25)	$266
Total realized and unrealized gains or losses:
Included in earnings:
Interest income	—	—	—	37	—	—	—
Mortgage banking income	—	—	—	—	(422)	80	—
Other noninterest income	(3)	—	—	—	—	—	34
Included in other comprehensive income (loss)	—	(9)	(1)	136	—	—	—
Purchases	7	—	—	—	—	—	46
Issuances	—	—	—	—	165	67	—
Sales	(11)	—	—	—	—	—	(55)
Settlements	—	(53)	(1)	(23)	—	(50)	(12)
Transfers into Level 3	—	—	—	—	—	—	1
Transfers out of Level 3	—	(57)	(5)	—	—	—	(4)

Balance at September 30, 2011	$4	$—	$—	$1,104	$573	$72	$276

Net unrealized gains (losses) included in net income relating to assets and liabilities still held at September 30, 2011	$—	$—	$—	$37	$(319)	$72	$30

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

	Fair Value Measurements Using Significant Unobservable Inputs
Nine Months Ended September 30, 2010	Trading	States & Political Subdivisions	Other Securities	Covered Securities	Mortgage Servicing Rights	Net Derivatives	Venture Capital and Similar Investments
	(Dollars in millions)
Balance at January 1, 2010	$93	$210	$9	$668	$832	$(20)	$281
Total realized and unrealized gains or losses:
Included in earnings:
Interest income	—	—	—	39	—	—	—
Mortgage banking income	—	—	—	—	(424)	176	—
Other noninterest income	(1)	—	—	—	—	—	27
Included in other comprehensive income (loss)	—	17	(2)	215	—	—	—
Purchases, issuances and settlements	(6)	(70)	—	—	177	(90)	(21)
Transfers out of Level 3	(76)	(17)	—	—	—	—	—

Balance at September 30, 2010	$10	$140	$7	$922	$585	$66	$287

Net unrealized gains (losses) included in net income relating to assets and liabilities still held at September 30, 2010	$—	$—	$—	$39	$(327)	$66	$20

BB&T’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of a reporting period. During the first nine months of 2011, BB&T transferred certain state and political subdivision securities out of Level 3 as a result of management’s decision to reclassify them from available for sale to held to maturity classification which is not recorded at fair value. During the first nine months of 2010, transfers from Level 3 to Level 2 were the result of increased observable market activity for these securities. There were no gains or losses recognized as a result of the transfers of securities during the nine months ended September 30, 2011 or 2010. There were no significant transfers of securities between Level 1 and Level 2 for the nine months ended September 30, 2011 or 2010.

BB&T has investments in venture capital funds and other similar investments that are measured at fair value based on the investment’s net asset value. The significant investment strategies for these ventures are primarily equity and subordinated debt in privately-held middle market companies. The majority of these investments are not redeemable and have varying dates for which the underlying assets are expected to be liquidated by distribution through 2021. As of September 30, 2011, restrictions on the ability to sell the investments include, but are not limited to, consent of a majority member or general partner approval for transfer of ownership. There were no investments probable of sale for less than net asset value at September 30, 2011.

The net realized and unrealized gains (losses) reported for mortgage servicing rights assets includes adjustments reducing the value $299 million and the realization of expected residential mortgage servicing rights cash flows of $46 million for the three months September 30, 2011. For the quarter ended September 30, 2010, the net realized and unrealized gains (losses) reported for mortgage servicing rights assets includes an adjustment reducing the value $100 million and the realization of expected residential mortgage servicing rights cash flows of $35 million. BB&T uses various derivative financial instruments to mitigate the income statement effect of changes in fair value. During the three months ended September 30, 2011 and 2010, the derivative instruments produced gains of $329 million and $132 million, respectively, which offset the valuation adjustments recorded.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

For the nine months ended September 30, 2011 and 2010, the net realized and unrealized gains (losses) reported for mortgage servicing rights assets includes adjustments reducing the value $319 million and $327 million, respectively, and the realization of expected residential mortgage servicing rights cash flows of $103 million and $97 million, respectively. The various derivative financial instruments used to mitigate the income statement effect of changes in fair value produced gains of $349 million and $372 million for the nine months ended September 30, 2011 and 2010, respectively, which offset the valuation adjustments recorded.

The following table details the fair value and unpaid principal balance of loans held for sale at September 30, 2011 and December 31, 2010 that were elected to be carried at fair value.

	September 30, 2011			December 31, 2010
	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance
	(Dollars in millions)
Loans held for sale reported at fair value:
Total (1)(2)	$2,720	$2,638	$82	$3,176	$3,192	$(16)
Nonaccrual loans	—	—	—	—	—	—
Loans 90 days or more past due and still accruing interest	2	2	—	1	1	—

(1)	The change in fair value is reflected in mortgage banking income.
(2)	Excludes loans held for sale carried at the lower of cost or market.

BB&T may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. Assets measured at fair value on a nonrecurring basis for the periods ended September 30, 2011 and December 31, 2010 that were still held on the balance sheet at September 30, 2011 and December 31, 2010 totaled $1.7 billion and $2.0 billion, respectively. The September 30, 2011 amount consists of $734 million of impaired loans, excluding covered loans, and $950 million of foreclosed real estate, excluding covered foreclosed real estate, that were classified as Level 3 assets. The December 31, 2010 amount consists of $705 million of impaired loans, excluding covered loans, and $1.3 billion of foreclosed real estate, excluding covered foreclosed real estate, that were classified as Level 3 assets. During the three months ended September 30, 2011 and 2010, BB&T recorded $71 million and $65 million, respectively, in negative valuation adjustments of impaired loans and $103 million and $108 million, respectively, in negative valuation adjustments of foreclosed real estate. For the nine months ended September 30, 2011 and 2010, BB&T recorded $293 million and $480 million, respectively, in negative valuation adjustments of impaired loans and $274 million and $397 million, respectively, in negative valuation adjustments of foreclosed real estate. These adjustments include periodic revaluations of the collateral underlying impaired loans and foreclosed real estate. The periodic revaluations are generally based on the appraised value of the property. BB&T’s policies require that valuations be updated at least annually and that upon foreclosure, the valuation must not be aged greater than six months old, otherwise an updated appraisal is required.

During 2010, BB&T transferred certain problem held for investment loans to loans held for sale. These loans were adjusted to the lower of cost or market on the date of transfer. As of September 30, 2011, approximately $26 million of loans held for sale are being valued on BB&T’s consolidated balance sheet at the lower of cost or market.

Additionally, accounting standards require the disclosure of the estimated fair value of financial instruments that are not recorded at fair value. A financial instrument is defined as cash, evidence of an ownership interest in

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

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

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

based on the counterparties’ creditworthiness and average default rates for loan products with similar risks. The fair values of commitments to fund affordable housing investments are estimated using the net present value of future commitments.

The following is a summary of the carrying amounts and fair values of those financial assets and liabilities that BB&T has not recorded at fair value:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in millions)
Financial assets:
Securities held to maturity (1)	$8,135	$8,168	$—	$—
Loans and leases (2)(3)	102,374	102,315	101,380	100,360

Financial liabilities:
Deposits	117,567	117,599	107,213	104,091
Long-term debt	22,153	23,305	21,730	22,733

(1)	The carrying value excludes amounts deferred in other comprehensive income resulting from the transfer of securities available for sale to securities held to maturity.
(2)	Includes loans held for sale carried at the lower of cost or market.
(3)	The carrying value is net of the allowance for loan and lease losses.

The following is a summary of the notional or contractual amounts and fair values of BB&T’s off-balance sheet financial instruments as of the periods indicated:

	September 30, 2011		December 31, 2010
	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value
	(Dollars in millions)
Contractual commitments:
Commitments to extend, originate or purchase credit	$39,981	$71	$36,917	$65
Residential mortgage loans sold with recourse	1,395	8	1,624	6
Other loans sold with recourse	4,524	22	4,352	19
Letters of credit and financial guarantees written	6,316	35	7,291	41
Commitments to fund affordable housing investments	278	263	334	316

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

NOTE 15. Derivative Financial Instruments

The following tables set forth certain information concerning BB&T’s derivative financial instruments and related hedged items as of the periods indicated:

Derivative Classifications and Hedging Relationships

		September 30, 2011			December 31, 2010
	Hedged Item or Transaction	Notional Amount	Fair Value		Notional Amount	Fair Value
			Gain (1)	Loss (1)		Gain (1)	Loss (1)
		(Dollars in millions)
Cash Flow Hedges (2):
Interest rate contracts:
Pay fixed swaps	3 month LIBOR funding	$5,750	$—	$(318)	$5,950	$6	$(181)
Caps	3 month LIBOR funding	—	—	—	200	—	—

Total		5,750	—	(318)	6,150	6	(181)

Net Investment Hedges:
Foreign exchange contracts		73	7	—	73	—	(2)

Total		73	7	—	73	—	(2)

Fair Value Hedges:
Interest rate contracts:
Receive fixed swaps and option trades	Long-term debt	4,571	415	—	1,160	25	—
Pay fixed swaps	Commercial loans	100	—	(5)	54	—	—
Pay fixed swaps	Municipal securities	355	—	(154)	355	—	(75)

Total		5,026	415	(159)	1,569	25	(75)

Not Designated as Hedges:
Client-related and other risk management
Interest rate contracts:
Receive fixed swaps		9,471	716	—	9,696	496	(10)
Pay fixed swaps		9,397	—	(746)	9,514	12	(530)
Other swaps		2,876	1	(3)	3,328	2	(3)
Option trades		872	38	(40)	897	29	(30)
Futures contracts		526	—	—	1,747	1	—
Risk participations		152	—	—	180	—	—
Foreign exchange contracts		558	6	(15)	436	7	(4)

Total		23,852	761	(804)	25,798	547	(577)

Mortgage Banking
Interest rate contracts:
Receive fixed swaps		77	2	—	11	—	—
Pay fixed swaps		16	—	—	35	—	—
Interest rate lock commitments		5,442	72	(1)	3,922	12	(37)
When issued securities, forward rate agreements and forward commitments		5,997	16	(126)	7,717	106	(27)
Option trades		420	5	—	400	11	—
Futures contracts		31	1	—	13	1	—

Total		11,983	96	(127)	12,098	130	(64)

Mortgage Servicing Rights
Interest rate contracts:
Receive fixed swaps		4,463	167	(5)	3,225	13	(61)
Pay fixed swaps		3,978	6	(104)	2,536	15	(7)
Option trades		8,020	298	(44)	6,095	192	(11)
Futures contracts		514	—	—	4,260	—	(10)
When issued securities, forward rate agreements and forward commitments		3,744	20	(2)	3,582	5	(14)

Total		20,719	491	(155)	19,698	225	(103)

Total nonhedging derivatives		56,554	1,348	(1,086)	57,594	902	(744)

Total Derivatives		$67,403	$1,770	$(1,563)	$65,386	$933	$(1,002)

(1)	Derivatives in a gain position are recorded as Other assets and derivatives in a loss position are recorded as Other liabilities on the Consolidated Balance Sheet.
(2)	Cash flow hedges are hedging the first unhedged forecasted settlements associated with the listed hedged item descriptions.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

The Effect of Derivative Instruments on the Consolidated Statements of Income

Three Months Ended September 30, 2011 and 2010

	Effective Portion					Ineffective Portion
	Gain or (Loss) Recognized in OCI		Location of Amounts Reclassified from AOCI into Income	(Gain) or Loss Reclassified from AOCI into Income		Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income (1)
	2011	2010		2011	2010		2011	2010
	(Dollars in millions)
Cash Flow Hedges
Interest rate contracts	$(120)	$(118)	Total interest income	$(7)	$(10)	Other noninterest income	$—	$—
			Total interest expense	16	3

				$9	$(7)

Net Investment Hedges
Foreign exchange contracts	$6	$(3)		$—	$—		$—	$—

	Effective Portion			Ineffective Portion
	Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income		Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income (1)
		2011	2010		2011	2010
		(Dollars in millions)
Fair Value Hedges
Interest rate contracts	Total interest expense	$85	$39	Other noninterest income	$2	$(2)
Interest rate contracts	Total interest income	(6)	(4)

Total		$79	$35

Not Designated as Hedges
Client-related and other risk management
Interest rate contracts	Other noninterest income	$6	$(4)
Foreign exchange contracts	Other nondeposit fees and commissions	1	2
Mortgage Banking Interest rate contracts	Mortgage banking income	(21)	67
Mortgage Servicing Rights Interest rate contracts	Mortgage banking income	329	132

Total		$315	$197

Note: All amounts for Other Comprehensive Income (“OCI”) and Accumulated Other Comprehensive Income (“AOCI”) are stated on a pre-tax basis.

(1)	All gains and losses recognized in income relate to the ineffective portion of the change in the fair value of the derivative. No portion of the change in fair value of the derivative has been excluded from effectiveness testing.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

The Effect of Derivative Instruments on the Consolidated Statements of Income

Nine Months Ended September 30, 2011 and 2010

	Effective Portion					Ineffective Portion
	Gain or (Loss) Recognized in OCI		Location of Amounts Reclassified from AOCI into Income	(Gain) or Loss Reclassified from AOCI into Income		Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income (1)
	2011	2010		2011	2010		2011	2010
	(Dollars in millions)
Cash Flow Hedges
Interest rate contracts	$(201)	$(314)	Total interest income	$(20)	$(38)	Other noninterest income	$—	$—
			Total interest expense	43	12

				$23	$(26)

Net Investment Hedges
Foreign exchange contracts	$3	$(2)		$—	$—		$—	$—

	Effective Portion			Ineffective Portion
	Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income		Location of Amounts Recognized in Income	Gain or (Loss) Recognized in Income (1)
		2011	2010		2011	2010
		(Dollars in millions)
Fair Value Hedges
Interest rate contracts	Total interest expense	$221	$136	Other noninterest income	$3	$(3)
Interest rate contracts	Total interest income	(16)	(14)

Total		$205	$122

Not Designated as Hedges

Client-related and other risk management
Interest rate contracts	Other noninterest income	$4	$(8)
Foreign exchange contracts	Other nondeposit fees and commissions	5	5
Mortgage Banking Interest rate contracts	Mortgage banking income	(83)	20
Mortgage Servicing Rights Interest rate contracts	Mortgage banking income	349	372

Total		$275	$389

Note: All amounts for Other Comprehensive Income (“OCI”) and Accumulated Other Comprehensive Income (“AOCI”) are stated on a pre-tax basis.

(1)	All gains and losses recognized in income relate to the ineffective portion of the change in the fair value of the derivative. No portion of the change in fair value of the derivative has been excluded from effectiveness testing.

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

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

Cash Flow Hedges

BB&T’s floating rate business loans, overnight funding, FHLB advances, medium-term bank notes and long-term debt expose it to variability in cash flows for interest payments. The risk management objective for these floating rate assets and liabilities is to hedge the variability in the interest payments and receipts on future cash flows for forecasted transactions. These forecasted transactions include interest receipts on commercial loans and interest payments on 3 month LIBOR funding. All of BB&T’s current cash flow hedges are hedging exposure to variability in future cash flows for forecasted transactions related to the payment of variable interest on then existing financial instruments.

For a qualifying cash flow hedge, the portion of changes in the fair value of the derivatives that has been highly effective is recognized in other comprehensive income (loss) until the related cash flows from the hedged item are recognized in earnings. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable of occurring during the forecast period or within a short period thereafter, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately. During the nine months ended September 30, 2011 and 2010, BB&T amortized approximately ($23) million and $26 million of unrecognized pre-tax gains (losses) from accumulated other comprehensive income (loss) into net interest income.

At September 30, 2011, BB&T had $253 million of unrecognized pre-tax losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared to $75 million of unrecognized pre-tax losses at December 31, 2010. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the next 12 months is a loss totaling approximately $39 million. This includes active hedges and gains and losses related to hedges that were terminated early for which the forecasted transactions are still probable. The proceeds from these terminations were included in cash flows from financing activities.

All cash flow hedges were highly effective for the nine months ended September 30, 2011, and the change in fair value attributed to hedge ineffectiveness was not material.

Fair Value Hedges

BB&T’s fixed rate long-term debt, certificates of deposit, FHLB advances, loan and state and political subdivision security assets result in exposure to losses in value as interest rates change. The risk management objective for hedging fixed rate assets and liabilities is to convert the fixed rate paid or received to a floating rate. BB&T accomplishes its risk management objective by hedging exposure to changes in fair value of fixed rate financial instruments primarily through the use of swaps. For a qualifying fair value hedge, changes in the value of the derivatives that have been highly effective as hedges are recognized in current period earnings along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged.

During the nine months ended September 30, 2011 and 2010, BB&T terminated certain fair value hedges primarily related to its long-term debt and received proceeds of $11 million and $152 million, respectively. When hedged debt/other financial instruments are retired or redeemed, the amounts associated with the hedge are included as a component of the gain or loss on termination. When a hedge is terminated but the hedged item remains outstanding, the proceeds from the termination of these hedges have been reflected as part of the carrying value of the underlying debt/other financial instrument and are being amortized to earnings over its estimated remaining life. The proceeds from these terminations were included in cash flows from financing activities. During the nine months ended September 30, 2011 and 2010, BB&T recognized pre-tax benefits of $149 million and $47 million respectively through reductions of interest expense from previously unwound hedges.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

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

This category of hedges includes derivatives that hedge mortgage banking operations and mortgage servicing rights (“MSRs”). For mortgage loans originated for sale, BB&T is exposed to changes in market rates and conditions subsequent to the interest rate lock and funding date. BB&T’s risk management strategy related to its interest rate lock commitment derivatives and loans held for sale includes using mortgage-based derivatives such as forward commitments and options in order to mitigate market risk. For MSRs, BB&T uses various derivative instruments to mitigate the income statement effect of changes in the fair value of its MSRs. For the nine months ended September 30, 2011, BB&T recorded a gain totaling $349 million related to these derivatives which was offset by a decrease in the carrying value of mortgage servicing assets totaling $319 million. For the nine months ended September 30, 2010, BB&T recognized a $372 million gain on these derivatives, which was offset by a negative $327 million valuation adjustment related to the mortgage servicing asset.

BB&T also held, as risk management instruments, other derivatives not designated as hedges primarily to facilitate transactions on behalf of its clients, as well as activities related to balance sheet management.

Net Investment Hedges

In connection with a long-term investment in a foreign subsidiary, BB&T is exposed to changes in the carrying value of its investment as a result of changes in the related foreign exchange rate. At September 30, 2011 and December 31, 2010, BB&T used derivatives to hedge the variability in the value of its $73 million investment. For net investment hedges, changes in value of qualifying hedges are deferred in other comprehensive income (loss) when the terms of the derivative match the notional and currency risk being hedged. At September 30, 2011 and December 31, 2010, accumulated other comprehensive income (loss) reflected unrecognized after-tax losses totaling $10 million and $11 million, respectively, related to cumulative changes in the fair value of BB&T’s net investment hedge.

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

As of September 30, 2011 BB&T had received cash collateral totaling $238 million related to derivatives in a gain position totaling $256 million and had posted collateral totaling $760 million including initial margin required by exchanges related to derivatives in a loss position totaling $700 million. As of December 31, 2010, BB&T had received cash collateral totaling $33 million, to cover derivatives in a gain position of similar value and had posted collateral totaling $605 million related to derivatives in a loss position totaling $612 million. In the event that BB&T’s credit ratings had been downgraded below investment grade, the amount of collateral posted would have increased by $5 million and $10 million as of September 30, 2011 and December 31, 2010, respectively.

After collateral postings are considered, BB&T had $18 million of unsecured positions in a gain with derivative dealers at September 30, 2011 and had collateral sufficient to secure derivatives in a gain at

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

December 31, 2010. All of the derivative contracts to which BB&T is a party settle monthly, quarterly or semiannually. In the case of contracts with derivative dealers, BB&T only transacts with dealers that are national market makers with strong credit ratings. Further, BB&T has netting agreements with the dealers with which it does business. Because of these factors, BB&T’s credit risk exposure related to derivative dealers at September 30, 2011 and December 31, 2010 was not material.

NOTE 16. Computation of Earnings Per Share

BB&T’s basic and diluted earnings per share amounts for the three and nine months ended September 30, 2011 and 2010, respectively, were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in millions, except per share data, shares in thousands)
Basic Earnings Per Share:
Net income available to common shareholders	$366	$210	$898	$608

Weighted average number of common shares	697,052	693,017	696,335	691,982

Basic earnings per share	$0.52	$0.30	$1.29	$0.88

Diluted Earnings Per Share:
Net income available to common shareholders	$366	$210	$898	$608

Weighted average number of common shares	697,052	693,017	696,335	691,982
Add:
Effect of dilutive outstanding equity-based awards	8,552	8,518	8,575	8,569

Weighted average number of diluted common shares	705,604	701,535	704,910	700,551

Diluted earnings per share	$0.52	$0.30	$1.27	$0.87

For the three months ended September 30, 2011 and 2010, the number of anti-dilutive awards was 42.5 million and 37.1 million shares, respectively. For the nine months ended September 30, 2011 and 2010, the number of anti-dilutive awards was 41.0 million and 32.8 million shares, respectively.

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

BB&T emphasizes revenue growth by focusing on client service, sales effectiveness and relationship management. The segment results contained herein are presented based on internal management accounting policies that were designed to support these strategies. Unlike financial accounting, there is no comprehensive authoritative body of guidance for management accounting equivalent to GAAP. The performance of the

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

segments is not comparable with BB&T’s consolidated results or with similar information presented by any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities.

Allocation methodologies are subject to periodic adjustment as the internal management accounting system is revised and business or product lines within the segments change. Also, because the development and application of these methodologies is a dynamic process, the financial results presented may be periodically revised. During the first quarter of 2011, we refined the process related to the allocated provision for loan and lease losses between the Company’s operating segments. This process refinement was designed to achieve a higher degree of correlation between the allocated provision and the GAAP basis provision at the segment level, while at the same time providing management with a measure of operating performance that gives appropriate consideration to the risks inherent in each of the Company’s operating segments.

Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2010 for a description of internal accounting policies and the basis of segmentation, including a description of the segments presented in the accompanying tables.

The following tables disclose selected financial information with respect to BB&T’s reportable business segments for the periods indicated:

BB&T Corporation

Reportable Segments

Three Months Ended September 30, 2011 and 2010

	Community Banking		Residential Mortgage Banking		Sales Finance		Specialized Lending		Insurance Services
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
	(Dollars in millions)
Net interest income (expense)	$505	$466	$255	$245	$86	$99	$247	$230	$1	$1
Net funds transfer pricing (FTP)	409	483	(183)	(177)	(48)	(62)	(41)	(50)	1	—

Net interest income (expense) and FTP	914	949	72	68	38	37	206	180	2	1
Allocated provision for loan and lease losses	150	608	58	75	2	—	41	23	—	—
Noninterest income	292	301	101	167	—	—	45	38	238	250
Intersegment net referral fees (expense)	39	44	—	—	(3)	(4)	—	—	—	—
Noninterest expense	548	564	80	68	8	8	79	75	202	201
Allocated corporate expenses	220	197	7	5	2	2	11	11	14	13

Income (loss) before income taxes	327	(75)	28	87	23	23	120	109	24	37
Provision (benefit) for income taxes	119	(29)	11	33	9	9	45	41	8	12

Segment net income (loss)	$208	$(46)	$17	$54	$14	$14	$75	$68	$16	$25

Identifiable segment assets (period end)	$58,896	$60,952	$23,264	$20,612	$7,087	$6,766	$9,612	$8,701	$1,074	$1,035

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

	Financial Services		Treasury		All Other Segments (1)		Parent/ Reconciling Items		Total BB&T Corporation
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
	(Dollars in millions)
Net interest income (expense)	$8	$10	$25	$(11)	$51	$48	$238	$226	$1,416	$1,314
Net funds transfer pricing (FTP)	28	20	(71)	(124)	(47)	(45)	(48)	(45)	—	—

Net interest income (expense) and FTP	36	30	(46)	(135)	4	3	190	181	1,416	1,314
Allocated provision for loan and lease losses	—	(1)	—	—	1	6	(2)	59	250	770
Noninterest income	165	164	(18)	271	12	13	(145)	(94)	690	1,110
Intersegment net referral fees (expense)	3	3	—	—	—	—	(39)	(43)	—	—
Noninterest expense	144	131	9	6	33	16	314	339	1,417	1,408
Allocated corporate expenses	5	4	1	1	2	1	(262)	(234)	—	—

Income (loss) before income taxes	55	63	(74)	129	(20)	(7)	(44)	(120)	439	246
Provision (benefit) for income taxes	20	24	(49)	29	(20)	(15)	(75)	(77)	68	27

Segment net income (loss)	$35	$39	$(25)	$100	$—	$8	$31	$(43)	$371	$219

Identifiable segment assets (period end)	$3,983	$3,475	$40,002	$29,843	$7,541	$6,879	$16,218	$18,967	$167,677	$157,230

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

BB&T Corporation

Reportable Segments

Nine Months Ended September 30, 2011 and 2010

	Community Banking		Residential Mortgage Banking		Sales Finance		Specialized Lending		Insurance Services
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
	(Dollars in millions)
Net interest income (expense)	$1,489	$1,339	$753	$725	$263	$297	$711	$663	$2	$2
Net funds transfer pricing (FTP)	1,264	1,580	(550)	(542)	(151)	(191)	(128)	(152)	2	2

Net interest income (expense) and FTP	2,753	2,919	203	183	112	106	583	511	4	4
Allocated provision for loan and lease losses	476	1,353	285	442	10	(3)	110	120	—	—
Noninterest income	801	932	238	343	1	1	130	99	784	783
Intersegment net referral fees (expense)	115	117	—	—	(10)	(10)	—	—	—	—
Noninterest expense	1,628	1,787	218	190	24	24	231	214	611	604
Allocated corporate expenses	661	589	22	17	8	7	32	31	43	40

Income (loss) before income taxes	904	239	(84)	(123)	61	69	340	245	134	143
Provision (benefit) for income taxes	329	87	(31)	(46)	23	26	127	92	41	49

Segment net income (loss)	$575	$152	$(53)	$(77)	$38	$43	$213	$153	$93	$94

Identifiable segment assets (period end)	$58,896	$60,952	$23,264	$20,612	$7,087	$6,766	$9,612	$8,701	$1,074	$1,035

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	Third Quarter 2011

	Financial Services		Treasury		All Other Segments (1)		Parent/ Reconciling Items		Total BB&T Corporation
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
	(Dollars in millions)
Net interest income (expense)	$27	$28	$(57)	$201	$149	$136	$718	$597	$4,055	$3,988
Net funds transfer pricing (FTP)	65	59	(228)	(476)	(140)	(135)	(134)	(145)	—	—

Net interest income (expense) and FTP	92	87	(285)	(275)	9	1	584	452	4,055	3,988
Allocated provision for loan and lease losses	1	8	—	—	(6)	19	42	56	918	1,995
Noninterest income	485	451	(20)	531	38	36	(266)	(183)	2,191	2,993
Intersegment net referral fees (expense)	11	9	—	—	—	—	(116)	(116)	—	—
Noninterest expense	436	393	19	15	66	49	951	973	4,184	4,249
Allocated corporate expenses	12	13	6	3	4	(2)	(788)	(698)	—	—

Income (loss) before income taxes	139	133	(330)	238	(17)	(29)	(3)	(178)	1,144	737
Provision (benefit) for income taxes	51	50	(184)	29	(44)	(48)	(100)	(139)	212	100

Segment net income (loss)	$88	$83	$(146)	$209	$27	$19	$97	$(39)	$932	$637

Identifiable segment assets (period end)	$3,983	$3,475	$40,002	$29,843	$7,541	$6,879	$16,218	$18,967	$167,677	$157,230

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

disruptions to the credit and financial markets, either nationally or globally, including the impact of a downgrade of U.S. government obligations by one of the credit ratings agencies and the adverse effects of the ongoing sovereign debt crisis in Europe;

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

These and other risk factors are more fully described in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2010 under the section entitled “Risk Factors Related to BB&T’s Business,” its Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 under the section entitled, “Item 1A. Risk Factors” and

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

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

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

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

Fair Value of Financial Instruments

A significant portion of BB&T’s assets and certain liabilities are financial instruments carried at fair value. This includes securities available for sale, trading securities, derivatives, certain loans held for sale, residential mortgage servicing rights, certain short-term borrowings and venture capital investments. At September 30, 2011, the percentage of total assets and total liabilities measured at fair value on a recurring basis was 18.1% and approximately 1%, respectively. The vast majority of assets and liabilities carried at fair value are based on either quoted market prices or market prices for similar instruments. At September 30, 2011, 6.7% of assets measured at fair value on a recurring basis were based on significant unobservable inputs. This is approximately 1% of BB&T’s total assets. See Note 14 “Fair Value Disclosures” in the “Notes to Consolidated Financial Statements” herein for additional disclosures regarding the fair value of financial instruments.

Securities

The fair values for available-for-sale and trading securities are generally based upon quoted market prices or observable market prices for similar instruments. BB&T generally utilizes a third-party pricing service in determining the fair value of its securities portfolio. The pricing service uses observable inputs when available including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids and offers. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment by management. As of September 30, 2011, BB&T had approximately $1.1 billion of available-for-sale securities, which is less than 1% of total assets, valued using unobservable inputs. This total is almost entirely non-agency mortgage-backed securities that are covered by a loss sharing agreement with the FDIC.

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

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

income statement effect of changes in fair value, due to changes in valuation inputs and assumptions, of its residential MSRs. MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, BB&T estimates the fair value of residential MSRs using an option adjusted spread (“OAS”) valuation model to project MSR cash flows over multiple interest rate scenarios, which are then discounted at risk-adjusted rates. The OAS model considers portfolio characteristics, contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. BB&T reassesses and periodically adjusts the underlying inputs and assumptions in the OAS model to reflect market conditions and assumptions that a market participant would consider in valuing the MSR asset. When available, fair value estimates and assumptions are compared to observable market data and to recent market activity and actual portfolio experience. Due to the nature of the valuation inputs, MSRs are classified within Level 3 of the valuation hierarchy. The value of MSRs is significantly affected by mortgage interest rates available in the marketplace, which influence mortgage loan prepayment speeds. In general, during periods of declining interest rates, the value of MSRs declines due to increasing prepayments attributable to increased mortgage-refinance activity. Conversely, during periods of rising interest rates, the value of MSRs generally increases due to reduced refinance activity. Commercial MSRs are carried at the lower of cost or market and amortized over the estimated period that servicing income is expected to be received based on projections of the amount and timing of estimated future cash flows. The amount and timing of servicing asset amortization is updated based on actual results and updated projections. In addition, BB&T has approximately $13 million of residential MSRs that are valued at the lower of cost or market. These MSRs are associated with government sponsored programs that have prepayment assumptions that are difficult to model, which make it difficult to hedge the associated risk.

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

In addition, as of September 30, 2011, BB&T held $26 million of commercial loans accounted for at the lower of cost or market in the loans held for sale portfolio. These are nonaccrual loans that were originated as loans held for investment and transferred to the loans held for sale portfolio based on management’s nonperforming asset disposition strategy.

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

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

Venture Capital and Similar Investments

BB&T has venture capital and similar investments that are carried at fair value. Changes in the fair value of these investments are recorded in other noninterest income each period. In many cases there are no observable market values for these investments and therefore management must estimate the fair value based on a comparison of the operating performance of the company to multiples in the marketplace for similar entities. This analysis requires significant judgment and actual values in a sale could differ materially from those estimated. As of September 30, 2011, BB&T had $276 million of these investments, which is less than 1% of total assets.

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

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

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

EXECUTIVE SUMMARY

Consolidated net income for the third quarter of 2011 totaled $371 million, an increase of $152 million, or 69.4%, compared to $219 million earned during the third quarter of 2010. Consolidated net income available to common shareholders for the third quarter of 2011 totaled $366 million, an increase of $156 million, or 74.3%, compared to $210 million earned during the same period in 2010. On a diluted per common share basis, earnings for the three months ended September 30, 2011 were $0.52, compared to $0.30 for the same period in 2010, an increase of 73.3%. BB&T’s results of operations for the third quarter of 2011 produced an annualized return on average assets of 0.89% and an annualized return on average common shareholders’ equity of 8.30% compared to prior year ratios of 0.56% and 4.91%, respectively.

Consolidated net income for the first nine months of 2011 totaled $932 million, an increase of $295 million, or 46.3%, compared to $637 million earned during the first nine months of 2010. Consolidated net income available to common shareholders for the first nine months of 2011 totaled $898 million, an increase of $290 million, or 47.7%, compared to $608 million earned during the same period in 2010. On a diluted per common share basis, earnings for the nine months ended September 30, 2011 were $1.27, compared to $0.87 for the same period in 2010, an increase of 46.0%. BB&T’s results of operations for the first nine months of 2011 produced an annualized return on average assets of 0.78% and an annualized return on average common shareholders’ equity of 7.05% compared to prior year ratios of 0.53% and 4.84%, respectively.

BB&T’s taxable-equivalent net interest income increased 7.9% compared to the third quarter of 2010. The increase in net interest income was due to lower deposits costs and a more favorable funding mix. The net interest margin was 4.09% for the third quarter of 2011 and 2010. Noninterest income declined 37.8% compared to the third quarter of 2010, primarily as a result of decreases of $278 million from net securities gains and $61 million in mortgage banking income. In addition, FDIC loss share income was lower $61 million, due primarily to improved performance from covered loans. Noninterest expenses were up slightly in the third quarter of 2011 compared with the corresponding period of 2010. Noninterest expenses for third quarter of 2011 includes a pre-tax loss of $16 million from the sale of a leveraged lease transaction. Including $26 million of tax benefits from this transaction, the sale added approximately $10 million to net income for the third quarter of 2011.

Asset quality continued to show significant improvement during the third quarter of 2011. Total nonperforming assets, excluding covered assets, were $3.0 billion at September 30, 2011, a decrease of $384 million, or 11.5%, compared to June 30, 2011. The decline this quarter is the sixth consecutive quarterly decline in nonperforming assets. The decline in nonperforming assets reflects a 12.1% decrease in inflows into nonaccrual status compared to the second quarter of 2011. In addition, foreclosed property declined 16.2% compared to the second quarter of 2011, as management began a more aggressive strategy to reduce the inventory of foreclosed property. The provision for credit losses for the third quarter of 2011 declined $520 million, or 67.5%, compared to the third quarter of 2010, as improving credit resulted in lower provision expense. Net charge-offs for the third quarter of 2011 were $454 million lower than the third quarter of 2010 and the level of nonperforming assets, loans 90 days or more past due and still accruing and the outlook for future credit losses continued to improve.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

BB&T’s total assets at September 30, 2011 were $167.7 billion, an increase of 6.7% compared to December 31, 2010. Total loans and leases at September 30, 2011 were $107.4 billion, a slight increase compared to the balance at year-end. Loan growth improved during the third quarter of 2011, as average loans held for investment grew 4.3% on annualized basis compared to the second quarter of 2011. The growth in average loans held for investment was broad based and led by a 7.5% annualized increased in commercial and industrial lending. The total securities portfolio increased $9.6 billion compared to December 31, 2010. Securities available for sale increased $1.5 billion and securities held to maturity increased $8.1 billion compared to the balances at December 31, 2010. The growth in held to maturity securities reflects a transfer of $8.3 billion during the first quarter of 2011 to mitigate possible negative impacts on its regulatory capital under the proposed Basel III capital guidelines. During the third quarter of 2011, BB&T purchased $5.3 billion in GNMA securities as part of a strategy to mitigate possible negative impacts under the proposed Basel III liquidity guidelines.

Deposits totaled $117.6 billion at September 30, 2011, an increase of 9.7% compared to December 31, 2010. Noninterest-bearing deposits at September 30, 2011 increased $3.9 billion, or 19.0%, compared to December 31, 2010. Deposit growth accelerated during the third quarter of 2011, as part of management’s strategy related to complying with proposed Basel III liquidity guidelines. Management attracted high-quality money market and certificates of deposits from corporate and public funds clients. The cost of interest-bearing deposits continued to decline during the third quarter and was 0.65% for the third quarter of 2011, compared to 0.72% for the second quarter of 2011. The deposit mix has continued to improve throughout 2011, with noninterest-bearing accounts representing 20.9% of total deposits at September 30, 2011, compared with 19.2% at December 31, 2010.

Total shareholders’ equity increased $1.0 billion, or 6.3%, compared to December 31, 2010. The Tier 1 common ratio was 9.8% and 9.1% at September 30, 2011 and December 31, 2010, respectively. In addition, the Tier 1 risk-based capital and total risk-based capital ratios were 12.5% and 16.1% at September 30, 2011, respectively, compared to 11.8% and 15.5%, respectively, at December 31, 2010. BB&T’s risk-based capital ratios remain well above regulatory standards for well-capitalized banks. As of September 30, 2011, measures of tangible capital were not required by the regulators and, therefore, were considered non-GAAP measures. Refer to the section titled “Capital Adequacy and Resources” herein for a discussion of how BB&T calculates and uses these measures in the evaluation of the Company.

On November 1, 2011, BB&T announced that it had entered into an agreement to acquire Fort Lauderdale, Florida-based BankAtlantic, a wholly-owned subsidiary of BankAtlantic Bancorp. Under the terms of the agreement, BB&T will acquire approximately $2.1 billion in loans and assume approximately $3.3 billion in deposits for an estimated premium of $301 million above the net asset value of BankAtlantic at closing. This represents a 9% deposit premium based on September 30, 2011 balances. The acquisition excludes all of BankAtlantic’s non-performing and other criticized assets identified at September 30, 2011. No BankAtlantic Bancorp obligations are being assumed in the transaction. The premium to be paid by BB&T is subject to adjustment based on actual deposit balances at close, but in no event will it exceed $316 million. Excluding one-time merger costs, BB&T expects the transaction to be accretive to earnings per share in 2012. The transaction was approved by the boards of directors of both companies. Federal and state regulatory approvals will be required.

BB&T also has recently announced the acquisitions of several insurance agencies. During the third quarter, BB&T announced the acquisitions of Liberty Benefit Insurance Services (“Liberty”) of San Jose, California and Atlantic Risk Management Corporation (“Atlantic Risk”) of Columbia, Maryland. Liberty is a full-service employee benefits broker that partners with large commercial clients to assist them with managing rising health care costs, changing regulations and complex benefits administration. Atlantic Risk is a commercial property and casualty and employee benefits broker that provides risk management consulting and a full array of business

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

insurance products and services. Early in the fourth quarter, BB&T announced the acquisition of the Precept Group, with offices in Irvine and San Mateo, California. Precept serves middle-market and large corporate clients, ranging from 50 to 50,000 employees, with benefits consulting, procurement, administration outsourcing, health management, retirement and online enrollment services.

Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2010, for additional information with respect to BB&T’s recent accomplishments and significant challenges. The factors causing the fluctuations in the major balance sheet and income statement categories for the third quarter and first nine months of 2011 compared to the corresponding periods of 2010 are further discussed in the following sections.

ANALYSIS OF FINANCIAL CONDITION

Securities

The total securities portfolio was $32.8 billion at September 30, 2011, an increase of $9.6 billion compared with December 31, 2010. The majority of the growth in the securities portfolio occurred during the third quarter of 2011, when management purchased $5.3 billion in fixed and adjustable rate GNMA mortgage-backed securities as part of a strategy to comply with proposed Basel III liquidity guidelines. More than ninety-five percent of the securities portfolio is backed by government agencies or government sponsored entities. As of September 30, 2011, the weighted-average life of the securities portfolio was 3.9 years and the effective duration was 2.7 years. Approximately 28% of the securities portfolio consists of floating rate securities.

The securities portfolio includes $24.6 billion of available-for-sale securities and $8.1 billion of securities held to maturity. During the first quarter of 2011, BB&T reclassified approximately $8.3 billion from securities available for sale to securities held to maturity. Management determined that it has both the positive intent and ability to hold these securities to maturity. The reclassification of these securities was accounted for at fair value. Management transferred these securities to mitigate possible negative impacts on its regulatory capital under the proposed Basel III capital guidelines.

Average securities for the third quarter of 2011 were $31.6 billion, an increase of $8.3 billion, or 35.6%, compared with the average balance during the third quarter of 2010. The increase in the average securities portfolio reflects management’s strategy to comply with the proposed Basel III liquidity guidelines. Average securities for the first nine months of 2011 were $27.9 billion, a decrease of 0.8%, compared to the average balance during the first nine months of 2010.

During the third quarter of 2011, BB&T recognized other-than-temporary impairment charges of $39 million on certain non-agency mortgage-backed securities. For the first nine months of 2011, BB&T realized $37 million of gains from the sale of securities and recognized $78 million of other-than-temporary impairment losses.

The annualized fully taxable equivalent (“FTE”) yield on the average securities portfolio for the third quarter of 2011 was 2.68%, which represents a decrease of 110 basis points compared to the annualized yield earned during the third quarter of 2010. The annualized FTE yield on the average securities portfolio for the first nine months of 2011 was 2.63%, which represents a decrease of 151 basis points compared to the annualized yield earned during the first nine months of 2010. The decreases in the annualized FTE yield on the average securities portfolio were a result of management’s efforts to deleverage and de-risk the portfolio during 2010. The securities purchased included floating rate and other securities with lower yields.

On September 30, 2011, BB&T held certain investment securities having continuous unrealized loss positions for more than 12 months. The vast majority of these losses were in non-agency mortgage-backed and

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

municipal securities. At September 30, 2011, all of the available-for-sale debt securities in an unrealized loss position, excluding those covered by FDIC loss sharing agreements, were investment grade with the exception of two municipal bonds with an amortized cost of $8 million and ten non-agency mortgage-backed securities with an adjusted amortized cost of $469 million. At September 30, 2011, the total unrealized loss on these non-investment grade securities was $79 million. All of the non-investment grade securities referenced above were initially investment grade and have been downgraded since purchase.

See Note 2 “Securities” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to BB&T’s evaluation of securities for other-than-temporary impairment.

Loans and Leases

BB&T emphasizes commercial lending to small and medium-sized businesses, consumer lending, mortgage lending and specialized lending with an overall goal of maximizing the profitability of the loan portfolio while maintaining strong asset quality. For the third quarter of 2011, average total loans were $105.7 billion, an increase of $903 million, or 0.9%, compared to the same period in 2010. For the first nine months of 2011, average total loans were $105.1 billion, an increase of $703 million, or 0.7%, compared to the same period in 2010.

The following table presents the composition of average loans and leases for the three and nine months ended September 30, 2011 and 2010, respectively:

Table 1

Composition of Average Loans and Leases

	Three Months Ended September 30,
	2011		2010
	Balance	% of total	Balance	% of total
	(Dollars in millions)
Commercial:
Commercial and industrial	$34,280	32.5%	$32,174	30.7%
Commercial real estate—other	11,069	10.5	12,052	11.5
Commercial real estate—residential ADC	2,576	2.4	4,394	4.2
Direct retail lending	13,754	13.0	13,867	13.2
Sales finance	7,234	6.8	6,906	6.6
Revolving credit	2,109	2.0	2,048	2.0
Residential mortgage	18,818	17.8	15,828	15.1
Specialized lending	8,652	8.2	8,046	7.7
Other acquired	48	—	73	0.1

Total average loans and leases held for investment (excluding covered loans)	98,540	93.2	95,388	91.1
Covered	5,342	5.1	6,957	6.6

Total average loans and leases held for investment	103,882	98.3	102,345	97.7
Loans held for sale	1,776	1.7	2,410	2.3

Total average loans and leases	$105,658	100.0%	$104,755	100.0%

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

	Nine Months Ended September 30,
	2011		2010
	Balance	% of total	Balance	% of total
	(Dollars in millions)
Commercial:
Commercial and industrial	$33,789	32.1%	$31,791	30.5%
Commercial real estate—other	11,240	10.7	12,190	11.7
Commercial real estate—residential ADC	2,928	2.8	5,043	4.8
Direct retail lending	13,685	13.0	14,008	13.4
Sales finance	7,166	6.8	6,682	6.4
Revolving credit	2,088	2.0	2,013	1.9
Residential mortgage	18,355	17.5	15,625	15.0
Specialized lending	8,162	7.8	7,725	7.4
Other acquired	53	—	93	0.1

Total average loans and leases held for investment (excluding covered loans)	97,466	92.7	95,170	91.2
Covered	5,629	5.4	7,251	6.9

Total average loans and leases held for investment	103,095	98.1	102,421	98.1
Loans held for sale	2,004	1.9	1,975	1.9

Total average loans and leases	$105,099	100.0%	$104,396	100.0%

Average commercial and industrial loans were up 6.5% and 6.3% for the third quarter and the first nine months of 2011, respectively, compared to the corresponding periods of 2010. The increase in the commercial and industrial portfolio is largely a result of management’s focused efforts at growing this component of the loan portfolio. Average commercial real estate—residential, acquisition and development loans (“ADC”) declined $1.8 billion and $2.1 billion for the third quarter and first nine months of 2011 compared to the same periods of 2010. The decline in this portfolio reflects management’s decision to lower exposures to higher-risk real estate lending. The balance of the ADC portfolio was $2.4 billion as of September 30, 2011. Average commercial real estate—other loans for the third quarter of 2011 declined 8.2% compared to the third quarter of 2010 and 7.8% for the first nine months of 2011 compared to the same period of 2010. The decline in this portfolio is primarily related to lower demand for commercial real estate loans.

Average direct retail loans declined 0.8% and 2.3% for the third quarter and the first nine months of 2011, respectively, compared to the corresponding periods of 2010. This portfolio is primarily home equity loans and lines to individuals and has been negatively affected by the downturn in the residential real estate markets. In addition, the residential lot/land component of this portfolio has been declining, as management continues to reduce exposures to these types of loans. Demand for home equity loans improved during the second quarter of 2011 and continued into the third quarter. Average direct retail loans increased 3.6%, on an annualized basis, compared to the second quarter of 2011. This growth was primarily due to increased demand for home equity loans and an increase in small business lending.

Average residential mortgage loans held for investment increased $3.0 billion, or 18.9%, for the third quarter and $2.7 billion, or 17.5%, for the first nine months of 2011 compared to the corresponding periods of 2010. The vast majority of new residential mortgage originations were being sold in the secondary market until the third quarter of 2010 when BB&T began to retain a portion of its 10 to 15 year fixed-rate and adjustable-rate mortgage production. Mortgage applications were up 87% in the third quarter of 2011 compared to the second quarter, due to the historic low-rate environment.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

Average sales finance loans increased 4.7% and 7.2% for the third quarter and the first nine months of 2011, respectively, compared to the corresponding periods in 2010 as prime automobile lending continues to perform well.

Average specialized lending loans increased 7.5% and 5.7% for the third quarter and the first nine months of 2011, respectively, compared to the corresponding periods of 2010. The growth in the specialized lending portfolio was primarily in small ticket finance, nonprime automobile financing and equipment leasing.

Average loans held for sale decreased $634 million, or 26.3%, for the third quarter compared to the same period in 2010. Average loans held for sale increased $29 million, or 1.5%, for the first nine months of 2011 compared to the same period in 2010 primarily because the current year includes commercial loan balances related to management’s nonperforming asset disposition strategy.

The annualized FTE yield for the total loan portfolio for the third quarter of 2011 was 5.91% compared to 5.96% in the third quarter of 2010. The annualized FTE yield on the total loan portfolio for the first nine months of 2011 was 5.93%, which reflects an increase of 8 basis points compared to the same period in 2010. The increase in the FTE yield on the total loan portfolio for the first nine months of 2011 was primarily the result of the loans acquired in the Colonial acquisition, which have produced higher yields due to higher expected cash flows based on the quarterly cash flow reassessment process required by acquisition accounting. A significant portion of the increased yield is offset by a decrease in FDIC loss share income.

Average total loans held for investment increased an annualized 4.3% in the third quarter of 2011 compared to the second quarter of 2011. Management currently expects average total loans held for investment to increase in the range of 4% to 6% annualized for the fourth quarter of 2011 compared to the third quarter, contingent on overall economic conditions remaining relatively stable.

At September 30, 2011, approximately $791 million of BB&T’s construction loan portfolio, excluding covered loans, have active interest reserves (i.e., current funding of interest charges through a reserve). Interest income related to loans with active interest reserves totaled approximately $23 million for the nine months ended September 30, 2011, which represented less than 1% of total interest income. Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of the purpose and use of interest reserves.

Other Interest-Earning Assets

Average other interest-earning assets totaled $4.0 billion for the third quarter of 2011, compared to $3.0 billion for the same period of 2010. The increase in average other interest-earning assets included an increase of $1.6 billion in average balance due from the Federal Reserve which was partially offset by declines in average interest-bearing deposits of $245 million and average securities purchased under resale agreements of $118 million compared to the third quarter of 2010. For the first nine months of 2011, average other interest-earning assets increased 12.8% compared to the same period of 2010. The average yield on other interest-earning assets was 0.51% for the third quarter of 2011 compared to 0.54% for the third quarter of 2010. The average yield on other interest-earning assets was 0.63% for the first nine months of 2011, compared to 0.55% for the same period in 2010.

Noninterest-Earning Assets

BB&T’s other noninterest-earning assets, including premises and equipment, goodwill, core deposit and other intangible assets, residential mortgage servicing rights, FDIC loss share receivable and noninterest-bearing cash and due from banks, decreased $896 million from December 31, 2010 to September 30, 2011. The decline in this category was primarily due to a reduction in the FDIC loss share receivable of $701 million and a decline in residential mortgage servicing rights of $257 million.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

Deposits

Deposits totaled $117.6 billion at September 30, 2011, an increase of $10.4 billion, or 9.7%, from December 31, 2010. Noninterest-bearing deposits totaled $24.6 billion at September 30, 2011, an increase of $3.9 billion, or 19.0%, from December 31, 2010. Foreign deposits—interest-bearing, which are primarily Eurodollar deposits declined $4.5 billion compared to December 31, 2010, as the strong deposit growth limited the need for these types of funding sources.

The following table presents the composition of average deposits for the three and nine months ended September 30, 2011 and 2010:

Table 2

Composition of Average Deposits

	Three Months Ended September 30,
	2011		2010
	Balance	% of total	Balance	% of total
	(Dollars in millions)
Noninterest-bearing deposits	$23,370	20.3%	$20,099	19.4%
Interest checking	19,004	16.5	15,704	15.2
Money market and savings	42,174	36.7	34,717	33.5
Certificates and other time deposits	30,140	26.2	32,353	31.3
Foreign deposits—interest-bearing	368	0.3	632	0.6

Total average deposits	$115,056	100.0%	$103,505	100.0%

	Nine Months Ended September 30,
	2011		2010
	Balance	% of total	Balance	% of total
	(Dollars in millions)
Noninterest-bearing deposits	$22,179	20.3%	$19,309	18.0%
Interest checking	18,326	16.8	16,424	15.3
Money market and savings	40,108	36.8	34,472	32.2
Certificates and other time deposits	27,657	25.4	35,593	33.2
Foreign deposits—interest-bearing	810	0.7	1,373	1.3

Total average deposits	$109,080	100.0%	$107,171	100.0%

Average deposits for the third quarter of 2011 increased $11.6 billion, or 11.2%, compared to the same period in 2010. The categories of deposits with the highest growth for the third quarter of 2011 compared to the third quarter of 2010 were money market and savings, which increased $7.5 billion, or 21.5%; interest checking, which was up $3.3 billion, or 21.0%; and noninterest-bearing deposits, which increased $3.3 billion, or 16.3%. Growth in average noninterest-bearing deposits for the third quarter of 2011 was led by commercial accounts, which grew $2.4 billion. In addition, average noninterest-bearing retail accounts and public funds grew $539 million and $343 million, respectively, compared to the third quarter of 2010. Average growth in interest-bearing deposits was also led by commercial accounts, which were higher $8.7 billion compared to the third quarter of 2010, followed by public funds, which grew $4.1 billion. The significant growth in commercial interest-bearing deposits primarily reflects management’s effort to attract high-quality corporate clients in connection with meeting the proposed Basel III liquidity guidelines. Retail interest-bearing deposits declined $4.3 billion, as higher cost certificates of deposit were not renewed.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

Average deposits for the first nine months of 2011 increased $1.9 billion, or 1.8%, compared to the first nine months of 2010. The categories of deposits with the highest growth for the first nine months of 2011 compared to the same period of 2010 were money market and savings, which increased $5.6 billion, or 16.3%, and noninterest-bearing deposits which increased $2.9 billion, or 14.9%. Certificates and other time deposits decreased $7.9 billion, or 22.3%, compared to the average for the first nine months of 2010. The decline in certificates of deposit during this time period primarily reflects higher-cost retail accounts that were not renewed.

The overall mix of deposits continues to improve, as noninterest-bearing deposits represented 20.9% of total deposits at September 30, 2011, compared to 19.2% at December 31, 2010. The average rate for interest-bearing deposits for the third quarter of 2011 was 0.65% compared to 1.07% for the same period in the prior year, reflecting the runoff of higher-rate certificates of deposit and growth in other lower-cost client deposits.

Borrowings

While deposits remain the primary source for funding loan originations and other balance sheet growth, BB&T uses short-term borrowings as a supplementary funding source. Short-term borrowings used by BB&T may include Federal funds purchased, securities sold under repurchase agreements, master notes, commercial paper, U.S. Treasury tax and loan deposit notes and short-term bank notes. All of BB&T’s securities sold under repurchase agreements are reflected as collateralized borrowings on the balance sheet. At September 30, 2011, short-term borrowings totaled $4.0 billion, a decrease of $1.7 billion, or 30.3%, compared to December 31, 2010. The decrease in these borrowings compared to December 31, 2010 primarily reflects growth in deposits and the issuance of long-term debt, which has reduced the Corporation’s reliance on short-term funding.

BB&T also uses long-term debt to provide both funding, and to a lesser extent, regulatory capital. Long-term debt consists of Federal Home Loan Bank advances to Branch Bank, corporate senior and subordinated notes, senior and subordinated notes issued by Branch Bank, and junior subordinated debentures issued by BB&T. Long-term debt totaled $22.2 billion at September 30, 2011, an increase of $423 million, or 1.9%, from the balance at December 31, 2010. The increase in long-term debt reflects the issuance of $1 billion of senior notes in March 2011, with an interest rate of 3.20% due March 2016, $700 million in senior notes in April 2011, with an interest rate of 2.05% due April 2014 and $300 million in senior notes in April 2011, with a floating interest rate due April 2014. The proceeds from these issuances are being used for general corporate funding purposes. These issuances were partially offset by the maturities of $250 million of senior notes, $611 million of subordinated notes and $939 million of FHLB advances.

For the third quarter of 2011, the average annualized FTE rate paid on short-term borrowings was 0.31% compared to 0.32% during the third quarter of 2010. The average annualized rate paid on long-term debt for the third quarter of 2011 was 3.22% compared to 3.98% for the same period in 2010. The average annualized rate paid on short-term borrowed funds was 0.28% for the first nine months of 2011 and 2010. The average annualized rate on long-term debt for the first nine months of 2011 was 3.44% compared to 3.91% for the same period in 2010. The decline in the average rate paid on long-term debt reflects new issuances at lower rates and the positive impact of accelerated amortization from certain derivatives that were unwound in a gain position. The benefits from the derivatives gains are being amortized over the remaining expected life of the respective debt.

Shareholders’ Equity

Total shareholders’ equity at September 30, 2011 was $17.5 billion, an increase of 6.3% compared to December 31, 2010. BB&T’s book value per common share at September 30, 2011 was $25.07, compared to $23.67 at December 31, 2010.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

BB&T’s tangible shareholders’ equity available to common shareholders was $11.4 billion at September 30, 2011, an increase of $736 million, or 6.9%, compared to December 31, 2010. BB&T’s tangible book value per common share at September 30, 2011 was $16.42 compared to $15.43 at December 31, 2010. As of September 30, 2011, measures of tangible capital were not required by the regulators and, therefore, were considered non-GAAP measures. Refer to the section titled “Capital Adequacy and Resources” herein for a discussion of how BB&T calculates and uses these measures in the evaluation of the Company.

Asset Quality

BB&T’s lending strategy focuses on relationship-based lending within its markets. BB&T has continued to work with its clients that have experienced financial difficulties throughout the economic recession. During the second quarter of 2010, management implemented a nonperforming asset disposition strategy with a goal of more aggressively reducing BB&T’s exposure to nonperforming loans and foreclosed properties and to reduce or eliminate any delay in exiting the credit cycle. The strategy was implemented during the second quarter of 2010 as management believed that pricing for distressed assets had improved. This strategy continued throughout the third and fourth quarters of 2010 and into 2011. A total of $1.9 billion in unpaid principal balances in commercial loans were transferred into held for sale under the nonperforming asset disposition strategy during 2010. Of this amount, only $89 million remains to be sold at September 30, 2011 with a carrying value of $26 million. The life-to-date loss percentage on commercial loans sold that were part of this strategy was 54%. BB&T recorded losses and write-downs on commercial loans of $138 million during the first nine months of 2011 in connection with this program. In addition, management identified and sold $271 million of problem residential mortgage loans during the second quarter of 2011. A charge-off of $87 million was recognized when these loans were transferred to loans held for sale.

During the third quarter, management began a more aggressive strategy to reduce its level of foreclosed real estate. The strategy produced a higher level of foreclosed property expense during the third quarter of 2011 as compared with the second quarter of 2011, due to additional liquidity discounts applied to the inventory. In addition, inflows declined 52.8% compared to the second quarter of 2011, as management disposed of loans through short-sales and other third party sales rather than pursuing foreclosure. The current inventory of foreclosed property, excluding amounts covered under FDIC loss sharing agreements, totaled $950 million as of September 30, 2011. This includes land and lots, which totaled $517 million and had been held for approximately 15 months on average. The remaining foreclosed real estate of $433 million, which is primarily single family residential and commercial real estate, had an average holding period of 10 months.

Substantially all of the loans acquired in the Colonial acquisition are covered by loss sharing agreements with the FDIC, whereby the FDIC reimburses BB&T for the majority of the losses incurred. In addition, all of the loans acquired were recorded at fair value as of the acquisition date without regard to the loss sharing agreements. Loans were evaluated and assigned to loan pools based on common risk characteristics. The determination of the fair value of the loans resulted in a significant write-down in the carrying amount of the loans. In accordance with the acquisition method of accounting, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. Charge-offs are recognized for these loans when the actual losses exceed the estimated losses used in determining the fair value of the loans at the acquisition date. All of the loans acquired in the Colonial acquisition were considered to be accruing loans as of the acquisition date. In accordance with regulatory reporting standards, covered loans that are contractually past due will continue to be reported as past due and still accruing based on the number of days past due.

Given the significant amount of acquired loans that are past due but still accruing, BB&T believes the inclusion of these loans in certain asset quality ratios including “Loans 30-89 days past due and still accruing as a

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

percentage of total loans and leases,” “Loans 90 days or more past due and still accruing as a percentage of total loans and leases,” “Nonperforming loans and leases as a percentage of total loans and leases” and certain other asset quality ratios that reflect nonperforming assets in the numerator or denominator (or both) results in significant distortion to these ratios. In addition, because loan level charge-offs related to the acquired loans are not recognized in the financial statements until the cumulative amounts exceed the original loss projections on a pool basis, the net charge-off ratio for the acquired loans is not consistent with the net charge-off ratio for other loan portfolios. The inclusion of these loans in the asset quality ratios described above could result in a lack of comparability across quarters or years, and could negatively impact comparability with other portfolios that were not impacted by acquisition accounting. BB&T believes that the presentation of asset quality measures excluding covered loans and related amounts from both the numerator and denominator provides better perspective into underlying trends related to the quality of its loan portfolio. Accordingly, the asset quality measures in Table 4-2 present asset quality information both on a consolidated basis as well as excluding the covered assets and related amounts. In addition, BB&T has excluded mortgage loans that are guaranteed by the government, primarily FHA/VA loans, from its asset quality metrics as these loans are recoverable through various government guarantees. Finally, BB&T has recorded on the balance sheet certain amounts related to delinquent GNMA loans serviced for others that BB&T has the option, but not the obligation, to repurchase and has effectively regained control. These amounts are also excluded from asset quality metrics as reimbursement of insured amounts is proceeding in accordance with investor guidelines. The amount of government guaranteed mortgage loans and GNMA loans serviced for others that have been excluded are noted in the footnotes to Table 4-1.

Nonperforming assets, which are composed of foreclosed real estate, repossessions, nonaccrual loans and certain restructured loans, totaled $3.3 billion (or $3.0 billion excluding covered loans and foreclosed property) at September 30, 2011, compared to $4.3 billion (or $4.0 billion excluding covered loans and foreclosed property) at December 31, 2010. The decrease in nonperforming assets included decreases of $687 million in nonperforming loans and $309 million in foreclosed real estate. As a percentage of loans and leases plus foreclosed property, nonperforming assets were 3.05% at September 30, 2011 (or 2.88% excluding covered loans and foreclosed property) compared with 3.94% (or 3.88% excluding covered loans and foreclosed property) at December 31, 2010.

Nonperforming assets, excluding covered foreclosed real estate, declined $384 million, or 11.5%, compared to June 30, 2011. Inflows of nonaccrual loans were $685 million for the third quarter of 2011 compared to $780 million in the prior quarter, a decrease of 12.1%. During the third quarter of 2011, BB&T disposed of $213 million of foreclosed property and $239 million of nonaccrual commercial loans through sales or short sales. This net increase was offset by a decrease of $617 million, primarily from charge-offs, write-downs and payments. Management currently expects nonperforming assets to continue to decrease on a sequential quarter basis by 5% to 10% for the fourth quarter assuming relative stability in the overall economy.

Loans 90 days or more past due and still accruing interest, excluding government guaranteed loans and loans covered by FDIC loss share agreements, totaled $187 million at September 30, 2011, compared with $295 million at year-end 2010, a decline of 36.6%. The balance of loans 90 days or more past due and still accruing interest is at its lowest point since the third quarter of 2007. Loans 30-89 days past due, excluding government guaranteed loans and loans covered by FDIC loss share agreements, totaled $1.1 billion at September 30, 2011, which was a decline of $351 million, or 24.9%, compared with $1.4 billion at year-end 2010. The decline in loans past due was due to improving trends across all loan portfolios. Past due loans are essentially at normalized levels similar to 2006 results. BB&T’s net charge-offs totaled $419 million for the third quarter of 2011 and amounted to 1.57% of average loans and leases on an annualized basis (or 1.44% excluding covered loans), compared to $873 million, or 3.31% of average loans and leases on an annualized basis (or 3.54% excluding covered loans), in the corresponding period in 2010. Included in net charge-offs for the third quarter of 2011 is $53 million of charge-offs related to covered loans. This represents realized losses in certain acquired loan pools

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

that exceed the amounts originally estimated at the acquisition date. This impairment, which is subject to the loss sharing agreements, was provided for in prior quarters and therefore the charge-off had no income statement impact. The third quarter of 2010 included net-charge offs of $431 million in connection with the transfer of loans to held for sale.

The allowance for credit losses, which totaled $2.4 billion and $2.8 billion at September 30, 2011 and December 31, 2010, respectively, consists of the allowance for loan and lease losses, which is presented on the Consolidated Balance Sheets, and the reserve for unfunded lending commitments, which is included in other liabilities on the Consolidated Balance Sheets. The allowance for loan and lease losses amounted to 2.25% of loans and leases held for investment at September 30, 2011 (or 2.25% excluding covered loans), compared to 2.62% (or 2.63% excluding covered loans) at year-end 2010. The decline in the allowance for loan and lease losses reflects continued improvement in the credit quality of the loan portfolio, especially in the commercial portfolio segment due to improvement in migration trends and reductions in higher-risk commercial real estate loans. Impaired commercial loans continue to decline; however, the allowance as a percentage of impaired commercial loans has increased from 11.2% at December 31, 2010 to 12.6% at September 30, 2011. The ratio of the allowance for loan and lease losses to nonperforming loans held for investment, excluding covered loans, increased from 1.14x at June 30, 2011 to 1.15x at September 30, 2011. Refer to Note 4 “Allowance for Credit Losses” in the “Notes to Consolidated Financial Statements” for additional disclosures.

The following table presents an estimated allocation of the allowance for loan and lease losses at September 30, 2011 and December 31, 2010. This allocation of the allowance for loan and lease losses is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 3

Allocation of Allowance for Loan and Lease Losses by Category

	September 30, 2011		December 31, 2010
	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in millions)
Balances at end of period applicable to:
Commercial:
Commercial and industrial	$436	33.3%	$621	32.8%
Commercial real estate—other	430	10.4	446	11.0
Commercial real estate—residential ADC	328	2.3	469	3.3
Direct retail lending	220	13.3	246	13.3
Sales finance	39	6.9	47	6.8
Revolving credit	105	2.0	109	2.1
Residential mortgage	364	18.5	298	17.0
Specialized lending	190	8.3	198	7.7
Covered	113	5.0	144	6.0
Unallocated	130	—	130	—

Total allowance for loan and lease losses	2,355	100.0%	2,708	100.0%

Reserve for unfunded lending commitments	51		47

Total allowance for credit losses	$2,406		$2,755

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

Asset quality statistics for the last five calendar quarters are presented in the accompanying tables:

Table 4 - 1

Asset Quality Analysis

	Three Months Ended
	9/30/2011	6/30/2011	3/31/2011	12/31/2010	9/30/2010
	(Dollars in millions)
Allowance For Credit Losses
Beginning balance	$2,575	$2,691	$2,755	$2,650	$2,753
Provision for credit losses (excluding covered loans)	243	313	340	543	743
Provision for covered loans	7	15	—	100	27
Charge-offs
Commercial: (1)
Commercial and industrial	(102)	(62)	(78)	(103)	(143)
Commercial real estate—other	(64)	(81)	(68)	(125)	(244)
Commercial real estate—residential ADC	(61)	(78)	(71)	(107)	(285)
Direct retail lending	(74)	(66)	(78)	(87)	(83)
Sales finance	(7)	(7)	(10)	(12)	(10)
Revolving credit	(23)	(24)	(27)	(28)	(28)
Residential mortgage (2)	(41)	(129)	(54)	(58)	(52)
Specialized lending	(42)	(43)	(52)	(57)	(56)
Covered loans	(53)	—	—	—	—

Total charge-offs	(467)	(490)	(438)	(577)	(901)

Recoveries
Commercial: (1)
Commercial and industrial	9	9	4	4	4
Commercial real estate—other	6	6	3	4	—
Commercial real estate—residential ADC	9	7	4	6	4
Direct retail lending	10	8	9	8	7
Sales finance	2	3	2	2	2
Revolving credit	4	5	5	4	4
Residential mortgage	1	1	1	1	1
Specialized lending	7	7	6	10	6

Total recoveries	48	46	34	39	28

Net charge-offs (1)(2)	(419)	(444)	(404)	(538)	(873)

Ending balance	$2,406	$2,575	$2,691	$2,755	$2,650

Allowance For Credit Losses
Allowance for loan and lease losses
(excluding covered loans)	$2,242	$2,357	$2,497	$2,564	$2,567
Allowance for covered loans	113	159	144	144	44
Reserve for unfunded lending commitments	51	59	50	47	39

Total	$2,406	$2,575	$2,691	$2,755	$2,650

(1)	Includes net charge-offs of $26 million and $431 million in commercial loans and leases during the fourth and third quarters of 2010, respectively, in connection with BB&T’s nonperforming assets (“NPA”) disposition strategy.
(2)	Includes net charge-offs of $87 million in mortgage loans during the second quarter of 2011 in connection with BB&T’s NPA disposition strategy.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

	As of/For the Nine Months Ended September 30,
	2011	2010
	(Dollars in millions)
Allowance For Credit Losses
Beginning balance	$2,755	$2,672
Provision for credit losses (excluding covered loans)	896	1,951
Provision for covered loans	22	44
Charge-offs
Commercial: (1)
Commercial and industrial	(242)	(270)
Commercial real estate—other	(213)	(345)
Commercial real estate—residential ADC	(210)	(558)
Direct retail lending	(218)	(251)
Sales finance	(24)	(36)
Revolving credit	(74)	(90)
Residential mortgage (2)	(224)	(336)
Specialized lending	(137)	(195)
Covered loans	(53)	—

Total charge-offs	(1,395)	(2,081)

Recoveries
Commercial: (1)
Commercial and industrial	22	14
Commercial real estate—other	15	1
Commercial real estate—residential ADC	20	8
Direct retail lending	27	25
Sales finance	7	7
Revolving credit	14	12
Residential mortgage (2)	3	3
Specialized lending	20	21

Total recoveries	128	91

Net charge-offs (1)(2)	(1,267)	(1,990)

Other changes, net	—	(27)

Ending balance	$2,406	$2,650

(1)	Includes net charge-offs of $438 million in commercial loans and leases during the nine months ended September 30, 2010 in connection with BB&T’s NPA disposition strategy.
(2)	Includes net charge-offs of $87 million and $141 million in mortgage loans during the second quarters of 2011 and 2010, respectively, in connection with BB&T’s NPA disposition strategy.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

	Three Months Ended
	9/30/2011	6/30/2011	3/31/2011	12/31/2010	9/30/2010
	(Dollars in millions)
Nonperforming assets (1)
Nonaccrual loans and leases
Commercial:
Commercial and industrial	$579	$611	$594	$508	$491
Commercial real estate—other	438	467	508	405	328
Commercial real estate—residential ADC	428	460	568	513	454
Direct retail lending	151	172	182	191	216
Sales finance	7	7	9	6	6
Residential mortgage (6)	298	292	511	466	416
Specialized lending	56	52	55	60	62

Total nonaccrual loans and leases held for investment	1,957	2,061	2,427	2,149	1,973
Loans held for sale	26	116	189	521	826

Total nonaccrual loans and leases	1,983	2,177	2,616	2,670	2,799
Foreclosed real estate (2)	950	1,147	1,211	1,259	1,309
Other foreclosed property	36	29	36	42	39

Total nonperforming assets (excluding covered assets) (2)	$2,969	$3,353	$3,863	$3,971	$4,147

Performing troubled debt restructurings (TDRs) (3)
Commercial:
Commercial and industrial	$64	$100	$125	$205	$260
Commercial real estate—other	124	153	233	280	300
Commercial real estate—residential ADC	55	105	120	172	316
Direct retail lending	141	143	146	141	131
Sales finance	6	6	5	5	—
Revolving credit	63	62	62	62	62
Residential mortgage (7)	568	570	587	585	566
Specialized lending	46	39	31	26	4

Total performing TDRs (7)	$1,067	$1,178	$1,309	$1,476	$1,639

Loans 90 days or more past due and still accruing
Commercial:
Commercial and industrial	$1	$4	$6	$8	$7
Commercial real estate—other	2	4	20	4	3
Commercial real estate—residential ADC	—	—	5	8	10
Direct retail lending	52	59	59	76	69
Sales finance	19	21	23	27	27
Revolving credit	15	16	18	20	21
Residential mortgage (8)(10)	91	90	124	143	137
Specialized lending	5	7	6	6	7
Other acquired	2	2	2	3	5

Total loans 90 days or more past due and still accruing (excluding covered loans) (4)(8)(10)	$187	$203	$263	$295	$286

Loans 30-89 days past due
Commercial:
Commercial and industrial	$76	$72	$137	$163	$213
Commercial real estate—other	27	35	54	68	171
Commercial real estate—residential ADC	27	25	40	84	151
Direct retail lending	148	154	166	189	181
Sales finance	67	68	67	95	99
Revolving credit	23	22	24	28	28
Residential mortgage (9)(11)	445	426	444	532	551
Specialized lending	243	198	166	248	242
Other acquired	1	—	1	1	2

Total loans 30—89 days past due (excluding covered loans) (5)(9)(11)	$1,057	$1,000	$1,099	$1,408	$1,638

(1)	Covered and other acquired loans are considered to be performing due to the application of the accretion method. Covered loans that are contractually past due are noted in the footnotes below.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

(2)	Excludes foreclosed real estate totaling $355 million, $348 million, $362 million, $313 million and $276 million at September 30, 2011, June 30, 2011, March 31, 2011, December 31, 2010, and September 30, 2010, respectively, that are covered by FDIC loss sharing agreements.
(3)	Excludes TDRs that are nonperforming totaling $319 million, $381 million, $479 million, $479 million and $489 million at September 30, 2011, June 30, 2011, March 31, 2011, December 31, 2010, and September 30, 2010, respectively. These amounts are included in total nonperforming assets.
(4)	Excludes loans 90 days or more past due that are covered by FDIC loss sharing agreements totaling $872 million, $935 million, $1.2 billion, $1.1 billion and $1.3 billion at September 30, 2011, June 30, 2011, March 31, 2011, December 31, 2010, and September 30, 2010, respectively.
(5)	Excludes loans past due 30-89 days that are covered by FDIC loss sharing agreements totaling $211 million, $308 million, $252 million, $363 million and $329 million at September 30, 2011, June 30, 2011, March 31, 2011, December 31, 2010, and September 30, 2010, respectively.
(6)	Includes a reduction of $231 million in mortgage loans during the second quarter of 2011 in connection with BB&T’s NPA disposition strategy.
(7)	Excludes restructured mortgage loans that are government guaranteed totaling $214 million, $184 million, $148 million, $129 million and $153 million at September 30, 2011, June 30, 2011, March 31, 2011, December 31, 2010, and September 30, 2010, respectively. Includes mortgage loans held for sale.
(8)	Excludes mortgage loans 90 days or more past due that are government guaranteed totaling $185 million, $162 million, $187 million, $153 million and $119 million at September 30, 2011, June 30, 2011, March 31, 2011, December 31, 2010, and September 30, 2010, respectively. Includes past due mortgage loans held for sale.
(9)	Excludes mortgage loans past due 30-89 days that are government guaranteed totaling $82 million, $78 million, $71 million, $83 million and $74 million at September 30, 2011, June 30, 2011, March 31, 2011, December 31, 2010, and September 30, 2010, respectively. Includes past due mortgage loans held for sale.
(10)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase that are 90 days or more past due totaling $389 million, $389 million, $406 million, $425 million and $403 million at September 30, 2011, June 30, 2011, March 31, 2011, December 31, 2010, and September 30, 2010, respectively.
(11)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase that are past due 30-89 days totaling $7 million, $7 million, $6 million, $7 million and $7 million at September 30, 2011, June 30, 2011, March 31, 2011, December 31, 2010, and September 30, 2010, respectively.

BB&T’s potential problem loans include loans on nonaccrual status or past due as disclosed in Table 4-1. In addition, for its commercial portfolio segment, loans that are rated special mention or substandard performing are closely monitored by management as potential problem loans. Refer to Note 4 “Allowance for Credit Losses” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to these potential problem loans.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

Table 4 - 2

Asset Quality Ratios

	Three Months Ended
	9/30/2011		6/30/2011		3/31/2011		12/31/2010		9/30/2010
Asset Quality Ratios (including amounts related to covered loans and covered foreclosed property)
Loans 30—89 days past due and still accruing as a percentage of total loans and leases (1)(2)	1.18%		1.24%		1.29%		1.65%		1.86%
Loans 90 days or more past due and still accruing as a percentage of total loans and leases (1)(2)	0.99		1.08		1.36		1.34		1.53
Nonperforming loans and leases as a percentage of total loans and leases	1.85		2.07		2.49		2.49		2.64
Nonperforming assets as a percentage of:
Total assets	1.98		2.32		2.69		2.73		2.81
Loans and leases plus foreclosed property	3.05		3.46		3.97		3.94		4.11
Net charge-offs as a percentage of average loans and leases	1.57		1.71		1.56		2.02		3.31
Allowance for loan and lease losses as a percentage of loans and leases held for investment	2.25		2.43		2.58		2.62		2.56
Ratio of allowance for loan and lease losses to:
Net charge-offs	1.42	x	1.41	x	1.61	x	1.27	x	0.75	x
Nonperforming loans and leases held for investment	1.20		1.22		1.09		1.26		1.32

Asset Quality Ratios (excluding amounts related to covered loans and covered foreclosed property (3)
Loans 30—89 days past due and still accruing as a percentage of total loans and leases (1)(2)	1.03%		1.00%		1.11%		1.39%		1.65%
Loans 90 days or more past due and still accruing as a percentage of total loans and leases (1)(2)	0.18		0.20		0.27		0.29		0.29
Nonperforming loans and leases as a percentage of total loans and leases	1.94		2.18		2.64		2.64		2.82
Nonperforming assets as a percentage of:
Total assets	1.83		2.18		2.56		2.64		2.76
Loans and leases plus foreclosed property	2.88		3.32		3.85		3.88		4.12
Net charge-offs as a percentage of average loans and leases (4)	1.44		1.80		1.65		2.15		3.54
Allowance for loan and lease losses as a percentage of loans and leases held for investment	2.25		2.41		2.58		2.63		2.69
Ratio of allowance for loan and lease losses to:
Net charge-offs	1.55	x	1.32	x	1.52	x	1.20	x	0.74	x
Nonperforming loans and leases held for investment	1.15		1.14		1.03		1.19		1.30

	As of/For the Nine Months Ended September 30,
	2011		2010
Asset Quality Ratios
Including covered loans:
Net charge-offs as a percentage of average loans and leases	1.61%		2.55%
Ratio of allowance for loan and lease losses to net charge-offs	1.39	x	0.98	x
Excluding covered loans:
Net charge-offs as a percentage of average loans and leases (4)	1.63%		2.74%
Ratio of allowance for loan and lease losses to net charge-offs	1.38	x	0.96	x

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

Applicable ratios are annualized.

(1)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase. Refer to the footnotes of Table 4-1 for amounts related to these loans.
(2)	Excludes mortgage loans guaranteed by the government. Refer to the footnotes of Table 4-1 for amounts related to these loans.
(3)	These asset quality ratios have been adjusted to remove the impact of covered loans and covered foreclosed property. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios. Management believes the inclusion of covered loans in certain asset quality ratios that include nonperforming assets, past due loans or net charge-offs in the numerator or denominator results in distortion of these ratios and they may not be comparable to other periods presented or to other portfolios that were not impacted by purchase accounting.
(4)	Excluding the impact of losses and balances associated with BB&T’s NPA disposition strategy, the adjusted net charge-offs ratio would have been 1.46%, 2.07% and 1.80% for the second quarter 2011, and the fourth and third quarters of 2010, respectively. The adjusted net charge-off ratio would have been 1.52% and 1.94% for the nine months ended September 30, 2011, and 2010, respectively.

Table 4 - 3

Troubled Debt Restructurings

	September 30, 2011
	Current Status		Past Due 30-89 Days (1)		Past Due 90 Days Or More (1)		Total
	(Dollars in millions)
Performing restructurings:
Commercial:
Commercial and industrial	$64	100.0%	$—	—%	$—	—%	$64
Commercial real estate—other	123	99.2	—	—	1	0.8	124
Commercial real estate—ADC	53	96.4	2	3.6	—	—	55
Direct retail lending	131	92.9	8	5.7	2	1.4	141
Sales finance	5	83.3	—	—	1	16.7	6
Revolving credit	50	79.4	7	11.1	6	9.5	63
Residential mortgage (2)	470	82.7	88	15.5	10	1.8	568
Specialized lending	41	89.1	4	8.7	1	2.2	46

Total performing restructurings (2)	937	87.8	109	10.2	21	2.0	1,067
Nonperforming restructurings (3)	98	30.7	41	12.9	180	56.4	319

Total restructurings (2)	$1,035	74.7	$150	10.8	$201	14.5	$1,386

(1)	Past due performing restructurings are included in past due disclosures.
(2)	Excludes restructured mortgage loans that are government guaranteed totaling $214 million.
(3)	Nonperforming restructurings are included in nonaccrual loan disclosures.

Troubled debt restructurings (“restructurings”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term. As a result, BB&T will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. To facilitate this process, a concessionary modification that would not otherwise be considered may be granted resulting in classification of the loan as a restructuring. One of the ways BB&T works with its borrowers is through government sponsored modification programs. To the extent that a borrower is required to meet certain criteria over a specified time period (i.e., a “trial period”) in order to qualify for a modification, the resulting permanent

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

modification is evaluated to determine if a restructuring has occurred at the conclusion of the trial period. The recorded investment of loans with modifications subject to a trial period at September 30, 2011 was approximately $20 million.

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

BB&T’s performing restructured loans, excluding government guaranteed mortgage loans, totaled $1.1 billion at September 30, 2011, a decrease of $409 million, or 27.7%, compared with December 31, 2010. For the nine months ended September 30, 2011, commercial performing restructured loan inflows totaled $95 million. These inflows were offset by $509 million in outflows. Management expects continued declines in restructured loans.

Consistent with BB&T’s belief that the presentation of certain asset quality measures excluding the impact of covered loans is more meaningful, certain information reflected in Tables 5-1, 5-2 and 5-3 has been adjusted to exclude the impact of covered loans and foreclosed property. These adjustments have been identified and explained in the footnotes to each table.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

The following tables provide further details regarding BB&T’s commercial real estate lending, residential mortgage and consumer real estate portfolios as of September 30, 2011.

Table 5-1

Real Estate Lending Portfolio Credit Quality and Geographic Distribution

Commercial Real Estate Loan Portfolio (1) (2)

	As of / For the Period Ended September 30, 2011
Commercial Real Estate—Residential ADC	Builder / Construction	Land / Land Development	Condos / Townhomes	Total ADC
	(Dollars in millions, except average loan and client size)
Total loans outstanding	$647	$1,653	$114	$2,414

Average loan size (in thousands)	208	496	877	367
Average client size (in thousands)	575	784	1,930	730

Nonaccrual loans and leases as a percentage of category	17.07%	18.10%	16.01%	17.72%
Gross charge-offs as a percentage of category:
Year-to-Date	7.24	10.95	6.38	9.71
Quarter-to-Date	3.29	11.95	6.90	9.39

	As of / For the Period Ended September 30, 2011
Commercial Real Estate—Residential ADC by State of Origination	Total Outstandings	Nonaccrual as a Percentage of Outstandings	Gross Charge-Offs as a Percentage of Outstandings
			Year-to-Date	Quarter- to-Date
	(Dollars in millions)
North Carolina	$1,076	19.34%	11.55%	7.96%
Virginia	481	6.15	2.32	4.26
South Carolina	207	19.09	13.34	24.29
Georgia	186	18.61	12.15	12.67
Florida	131	21.30	11.42	10.32
Washington, D.C.	74	1.80	14.00	—
Tennessee	69	35.30	9.98	12.77
West Virginia	61	60.85	14.87	31.85
Kentucky	57	11.73	4.94	7.89
Maryland	43	3.35	0.24	—
Alabama	29	59.71	5.44	—

Total	$2,414	17.72%	9.71%	9.39%

	As of / For the Period Ended September 30, 2011
Commercial Real Estate—Other (3)	Commercial Construction	Commercial Land / Development	Permanent Income Producing Properties	Total Other Commercial Real Estate
	(Dollars in millions)
Total loans outstanding	$892	$1,112	$8,935	$10,939

Average loan size (in thousands)	1,016	607	508	539
Average client size (in thousands)	1,392	718	774	795

Nonaccrual loans and leases as a percentage of category	2.69%	10.53%	3.33%	4.01%
Gross charge-offs as a percentage of category:
Year-to-Date	1.86	7.72	2.00	2.64
Quarter-to-Date	3.44	5.59	1.79	2.32

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

Commercial Real Estate—Other by State of Origination (3)	As of / For the Period Ended September 30, 2011
	Total Outstandings	Nonaccrual as a Percentage of Outstandings	Gross Charge-Offs as a Percentage of Outstandings
			Year-to-Date	Quarter- to-Date
	(Dollars in millions)
North Carolina	$3,331	3.77%	1.87%	2.19%
Virginia	1,858	1.56	0.90	0.99
Georgia	1,617	6.31	4.68	2.30
South Carolina	809	10.14	6.88	5.87
Florida	737	6.25	7.67	8.15
Washington, D.C.	597	1.62	1.24	0.39
Maryland	559	0.70	0.27	0.09
Kentucky	442	1.31	0.31	0.48
West Virginia	438	0.38	0.27	0.04
Tennessee	342	8.85	1.74	3.31
Alabama	111	1.91	0.50	0.06
Other	98	—	—	—

Total	$10,939	4.01%	2.64%	2.32%

Applicable ratios are annualized.

(1)	Commercial real estate loans (“CRE”) are defined as loans to finance non-owner occupied real property where the primary repayment source is the sale or rental/lease of the real property. Definition is based on internal classification. Excludes covered loans and in process items.
(2)	Includes net charge-offs and average balances related to loans transferred to held for sale while they were held for investment. Loans transferred to held for sale are excluded from total loans outstanding. As of September 30, 2011, there were $11 million ADC loans and $11 million other CRE loans held for sale. All of the held for sale ADC and Other CRE loans are on nonaccrual status.
(3)	C&I loans secured by real property are excluded.

The commercial real estate-residential ADC loans held for investment portfolio totaled $2.4 billion at September 30, 2011, a decrease of $983 million from December 31, 2010. Nonaccrual ADC loans held for investment were $428 million at September 30, 2011, a decrease of $85 million, compared to $513 million at December 31, 2010. As previously mentioned, during the second quarter of 2010, management transferred a group of nonaccrual loans to the loans held for sale category. As of September 30, 2011, there were $11 million of nonaccrual ADC loans remaining in the held for sale category, a decrease of $228 million compared with $239 million at December 31, 2010. As a percentage of loans held for investment, ADC nonaccruals were 17.72% at September 30, 2011, compared to 15.09% at December 31, 2010. The allowance for loan and lease losses that is assigned to the ADC portfolio was 13.6% and 13.8% of the ADC portfolio as of September 30, 2011 and year-end 2010, respectively. The gross charge-off rate for the ADC portfolio, on an annualized basis, was 9.39% for the third quarter of 2011, compared to 10.71% for the second quarter of 2011 and 13.86% for the full–year 2010. The other component of the commercial real estate portfolio, which is largely office buildings, hotels, warehouses, apartments, rental houses and shopping centers, totaled $10.9 billion at September 30, 2011. As a percentage of loans held for investment, other commercial real estate nonaccruals were 4.01% at September 30, 2011, compared with 3.53% at December 31, 2010. There were $11 million of nonaccrual other commercial real estate loans in the held for sale category at September 30, 2011, a decrease of $157 million compared with the amount at December 31, 2010. The gross charge-off rate for the other commercial real estate portfolio, on an annualized basis, was 2.32% for the third quarter of 2011 compared to 2.87% for the second quarter of 2011 and 3.83% for the full year 2010.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

Table 5-2

Real Estate Lending Portfolio Credit Quality and Geographic Distribution

Residential Mortgage Portfolio (1)

Residential Mortgage Loans	As of / For the Period Ended September 30, 2011
	Prime	ALT-A	Construction/ Permanent	Subprime (2)	Total
	(Dollars in millions, except average loan size)
Total loans outstanding	$16,880	$1,777	$444	$428	$19,529

Average loan size (in thousands)	193	299	280	59	191
Average refreshed credit score (3)	729	699	728	578	723

Percentage that are first mortgages	100%	100%	99%	81%	99%
Average loan to value at origination	74	68	73	74	73

Nonaccrual loans and leases as a percentage of category	1.10	3.69	6.58	8.06	1.62
Gross charge-offs as a percentage of category:
Year-to-Date	1.13	4.72	2.97	5.99	1.68
Quarter-to-Date	0.65	1.68	3.18	6.10	0.94

Residential Mortgage Loans by State	As of / For the Period Ended September 30, 2011
	Total Outstandings	Nonaccrual as a Percentage of Outstandings	Gross Charge-Offs as a Percentage of Outstandings
			Year-to-Date	Quarter- to-Date
	(Dollars in millions)
North Carolina	$4,737	1.34%	1.08%	0.62%
Virginia	3,206	1.07	1.22	0.46
Florida	2,378	3.30	4.05	2.46
Maryland	1,832	1.49	1.39	0.37
South Carolina	1,808	1.77	1.81	0.84
Georgia	1,701	1.79	2.73	2.45
Texas	553	0.01	0.04	—
Kentucky	517	1.08	0.45	0.14
Tennessee	412	1.96	1.00	0.26
West Virginia	380	1.23	0.55	0.61
Alabama	305	0.58	0.65	0.16
Washington, D.C.	251	1.11	1.08	0.51
Missouri	193	0.43	0.29	—
Indiana	129	0.38	0.27	0.10
Other	1,127	2.23	1.60	0.87

Total	$19,529	1.62%	1.68%	0.94%

Applicable ratios are annualized.

(1)	Excludes mortgage loans held for sale, covered loans, mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase and in process items.
(2)	Includes $307 million in loans originated by Lendmark Financial Services, which are disclosed as a part of the specialized lending category.
(3)	Weighted based on outstanding balance.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

The residential mortgage loan portfolio, as presented in Table 5-2, totaled $19.5 billion as of September 30, 2011, an increase of 9.8% compared to December 31, 2010. As a percentage of loans, nonaccrual residential mortgage loans were 1.62% at September 30, 2011, compared with 2.72% at December 31, 2010. The gross charge-off rate for the residential mortgage loan portfolio, on an annualized basis, was 0.94% for the third quarter of 2011 compared to 2.85% for the second quarter of 2011 and 2.50% for the full–year 2010. The decline in nonaccrual residential mortgage loans and the lower charge-off rate reflect the sale of problem loans completed during the second quarter of 2011. During the second quarter of 2011, management sold approximately $271 million of problem residential mortgage loans and recorded charge-offs of $87 million. Of the $271 million of loans sold, $231 million were classified as nonaccrual.

Certain of BB&T’s residential mortgage loans have an initial period where the borrower is only required to pay the periodic interest. After the initial period, the loan will require both the payment of interest and principal over the remaining term. As of September 30, 2011, approximately 13% of the outstanding balance of residential mortgage loans is currently in the interest-only phase. Approximately 10% of these balances will begin amortizing within the next three years. As of September 30, 2011, 4.5% of these interest-only loans are 30 days or more past due and still accruing interest and 2.3% are on nonaccrual status.

Table 5-3

Real Estate Lending Portfolio Credit Quality and Geographic Distribution

Direct Retail 1-4 Family and Lot/Land Real Estate Portfolio (1)

	As of / For the Period Ended September 30, 2011
Direct Retail 1-4 Family and Lot/Land Real Estate Loans & Lines	Residential Lot/Land Loans	Home Equity Loans	Home Equity Lines	Total
	(Dollars in millions, except average loan size)
Total loans outstanding	$1,132	$6,355	$5,294	$12,781
Average loan size (in thousands) (2)	56	47	35	42
Average refreshed credit score (3)	725	726	763	748
Percentage that are first mortgages	100%	80%	29%	61%
Average loan to value at origination	78	62	63	64
Nonaccrual loans and leases as a percentage of category	3.83	1.23	0.53	1.17
Gross charge-offs as a percentage of category:
Year-to-Date	7.95	1.46	1.37	2.06
Quarter-to-Date	7.03	1.47	1.63	2.05

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

Direct Retail 1-4 Family and Lot/Land Real Estate Loans and Lines By State of Origination	As of / For the Period Ended September 30, 2011
	Total Outstandings	Nonaccrual as a Percentage of Outstandings	Gross Charge-Offs as a Percentage of Outstandings
			Year - to-Date	Quarter- to-Date
	(Dollars in millions)
North Carolina	$4,306	1.33%	2.10%	2.03%
Virginia	2,905	0.66	0.99	1.11
South Carolina	1,189	1.63	2.57	2.05
Georgia	1,013	1.44	3.66	4.06
Maryland	825	0.94	1.65	1.82
West Virginia	772	0.96	1.04	1.24
Florida	669	1.74	5.54	5.04
Kentucky	589	1.14	1.04	1.18
Tennessee	344	1.18	2.62	2.73
Washington, D.C.	87	0.97	2.56	2.29
Other	82	0.62	0.67	0.10

Total	$12,781	1.17%	2.06%	2.05%

Applicable ratios are annualized.

(1)	Direct retail 1-4 family and lot/land real estate loans are originated through the BB&T Community Banking network. Excludes covered loans and in process items.
(2)	Home equity lines without an outstanding balance are excluded from this calculation.
(3)	Based on number of accounts.

The direct retail consumer real estate loan portfolio, as presented in Table 5-3, totaled $12.8 billion as of September 30, 2011, a slight increase from December 31, 2010. This portfolio is composed of residential lot/land loans, home equity loans and home equity lines, which are primarily originated through the Community Banking network. As a percentage of loans, direct retail consumer real estate nonaccruals were 1.17% at September 30, 2011, compared to 1.46% at December 31, 2010. The gross charge-off rate for the direct retail consumer real estate lending portfolio was an annualized 2.05% for the third quarter of 2011, compared to 1.87% for the second quarter of 2011 and 2.32% for the full–year 2010. The allowance for the residential lot/land portfolio was 7.5% of the residential lot/land portfolio as of September 30, 2011 compared to 7.3% at December 31, 2010.

BB&T’s home equity lines generally require the payment of interest-only during the first 15 years after origination. After this initial period, the outstanding balance begins amortizing and requires both the payment of interest and principal. As of September 30, 2011, approximately 66% of the outstanding balance of home equity lines is currently in the interest-only phase. Less than 5% of these balances will begin amortizing within the next three years. The delinquency rate of interest-only lines is similar to amortizing lines.

BB&T monitors the performance of its home equity loans and lines secured by second liens similar to other consumer loans and utilizes assumptions specific to these loans in determining the necessary allowance. BB&T also receives notification when the first lien holder, whether BB&T or another financial institution, has initiated foreclosure proceedings against the borrower. When notified that the first lien is in the process of foreclosure, BB&T obtains valuations to determine if any additional charge-offs or reserves are warranted. These valuations are updated at least annually thereafter. In addition, BB&T estimates the volume of second lien positions where the first lien is delinquent and appropriately adjusts the allowance to reflect the increased risk of loss on these credits. Finally, BB&T also provides additional reserves to second lien positions when the estimated combined current loan to value ratio for the credit exceeds 100%.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated net income for the third quarter of 2011 totaled $371 million, an increase of $152 million, or 69.4%, compared to $219 million earned during the third quarter of 2010. Net income available to common shareholders totaled $366 million, which generated diluted earnings per common share of $0.52 in the third quarter. Net income available to common shareholders for the same period of 2010 totaled $210 million, which generated diluted earnings per common share of $0.30. BB&T’s results of operations for the third quarter of 2011 produced an annualized return on average assets of 0.89% and an annualized return on average common shareholders’ equity of 8.30%, compared to prior year returns of 0.56% and 4.91%, respectively.

Consolidated net income for the first nine months of 2011 totaled $932 million, an increase of $295 million, or 46.3%, compared to $637 million earned during the first nine months of 2010. Net income available to common shareholders totaled $898 million, which generated diluted earnings per common share of $1.27. Net income available to common shareholders for the first nine months of 2010 totaled $608 million, which generated diluted earnings per common share of $0.87. BB&T’s results of operations for the first nine months of 2011 produced an annualized return on average assets of 0.78% and an annualized return on average common shareholders’ equity of 7.05%, compared to prior year returns of 0.53% and 4.84%, respectively.

The following table sets forth selected financial ratios for the last five calendar quarters.

Table 6

Annualized

Profitability Measures

	2011			2010
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Rate of return on:
Average assets	0.89%	0.83%	0.60%	0.54%	0.56%
Average common shareholders’ equity	8.30	7.25	5.48	4.88	4.91
Net interest margin (taxable equivalent)	4.09	4.15	4.01	4.04	4.09

Net Interest Income and Net Interest Margin

Net interest income on a fully taxable-equivalent (“FTE”) basis was $1.5 billion for the third quarter of 2011, an increase of 7.9% compared to the same period in 2010. For the quarter ended September 30, 2011, average earning assets increased $10.3 billion, or 7.8%, compared to the same period of 2010, while average interest-bearing liabilities increased $5.7 billion, or 5.1%, and the net interest margin was 4.09% in the third quarter of 2011 and 2010. The net interest margin remained stable compared to the third quarter of 2010 due to lower funding costs offsetting lower yields on new loans and securities. In addition, the net interest margin has benefited from higher yields on covered assets acquired in the Colonial acquisition due to better performance. The cost of long-term debt declined in the third quarter of 2011 due to new issuances issued at lower rates and the positive impact of accelerated amortization from certain derivatives that were unwound in a gain position. The benefits from the derivatives gains are being amortized over the remaining expected life of the respective debt. Management expects the net interest margin to be in the 4.00% area for the fourth quarter of 2011.

For the first nine months of 2011, net interest income on an FTE basis was $4.2 billion, an increase of $79 million, or 1.9%, compared to the same period in 2010. For the nine months ended September 30, 2011, average earning assets increased $839 million, or 0.6%, compared to the same period of 2010, while average interest-bearing liabilities decreased $3.3 billion, or 2.8%, and the net interest margin increased 5 basis points from 4.03% in

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

the first nine months of 2010 to 4.08% in the first nine months of 2011. The growth in net interest income was primarily the result of a higher net interest margin, which has benefited from higher yields on loans and securities from the Colonial acquisition, a more favorable funding mix, lower cost of funds and wider credit spreads.

The following table provides information related to covered and acquired loans, covered securities and the FDIC loss sharing asset recognized in the Colonial acquisition. The table excludes all amounts related to other assets acquired and liabilities assumed in the acquisition.

Table 7

Revenue, Net of Provision Impact from Acquired Assets

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Dollars in millions)
Interest income-loans	$277	$261	$822	$671
Interest income-securities	45	23	125	92

Total interest income	322	284	947	763
Provision for covered loans	(7)	(27)	(22)	(44)
FDIC loss share income, net	(104)	(43)	(243)	(116)

Net revenue after provision for covered loans	$211	$214	$682	$603

FDIC loss share income, net
Offset to provision for covered loans	$6	$22	$18	$35
Accretion due to credit loss improvement	(96)	(69)	(226)	(142)
Accretion for securities	(14)	4	(35)	(9)

	$(104)	$(43)	$(243)	$(116)

Interest income for the third quarter of 2011 on loans and securities acquired in the Colonial acquisition increased $38 million compared to the third quarter of 2010, which was offset by a decrease in FDIC loss share income. Interest income for the first nine months of 2011 on loans and securities acquired in the Colonial acquisition increased $184 million compared to the same period of 2010. The majority of the increase is related to loans and reflects higher expected cash flows based on the quarterly cash flow reassessment process. The yield on covered and other acquired loans for the third quarter of 2011 was 20.41% compared to 14.77% in 2010. At September 30, 2011, the accretable yield balance on these loans was $2.1 billion. Accretable yield represents the excess of future cash flows above the current net carrying amount of loans and will be recognized into income over the remaining life of the covered and acquired loans. The increase in interest income on securities compared to the corresponding periods of the prior year was primarily a result of security duration adjustments in the prior year, which is offset in FDIC loss share income.

During the nine months ended September 30, 2011 and the year ended December 31, 2010, BB&T reclassified $372 million and $793 million, respectively, from the nonaccretable balance to accretable yield for purchased nonimpaired loans. During the nine months ended September 30, 2011 and the year ended December 31, 2010, BB&T reclassified $114 million and $405 million, respectively, from the nonaccretable balance to accretable yield for purchased impaired loans. These reclassifications were primarily the result of increased cash flow estimates resulting from improved loss expectations. These amounts are recognized as prospective yield adjustments and result in increased interest income over the remaining lives of the loan pools.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

The provision for covered loans was $7 million in the current quarter, a decrease of $20 million compared to the third quarter of 2010. The third quarter of 2011 reassessment showed decreases in expected cash flows in certain loan pools that were partially offset by recoveries in other previously impaired loan pools. For the first nine months of 2011, the provision on covered loans totaled $22 million compared to $44 million for the same period of 2010.

FDIC loss share income, net decreased $61 million compared to the third quarter of 2010. FDIC loss share income, net for the first nine months of 2011 decreased $127 million compared to the same period of 2010 primarily as a result of the impact of cash flow reassessments that resulted in additional interest income and a reduction of amounts due from the FDIC as a result of decreased loss projections on covered loans.

The following table sets forth the major components of net interest income and the related annualized yields and rates for the three and nine months ended September 30, 2011 compared to the same periods in 2010, as well as the variances between the periods caused by changes in interest rates versus changes in volumes. Changes attributable to the mix of assets and liabilities have been allocated proportionally between the changes due to rate and the changes due to volume.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

Table 8-1

FTE Net Interest Income and Rate / Volume Analysis

Three Months Ended September 30, 2011 and 2010

	Average Balances		Annualized Yield/Rate		Income/Expense		Increase (Decrease)	Change due to
	2011	2010	2011	2010	2011	2010		Rate	Volume
	(Dollars in millions)
Assets
Total securities, at amortized cost (1)(2)
U.S. government-sponsored entities (GSE)	$236	$54	0.88%	4.65%	$1	$—	$1	$—	$1
Mortgage-backed securities issued by GSE	27,104	18,636	1.89	3.22	129	150	(21)	(75)	54
States and political subdivisions	1,864	2,019	5.78	5.55	26	29	(3)	1	(4)
Non-agency mortgage-backed securities	511	1,152	6.90	5.90	9	17	(8)	3	(11)
Other securities	598	209	1.55	2.74	2	1	1	(1)	2
Covered securities	1,254	1,207	14.21	7.61	45	23	22	21	1

Total securities	31,567	23,277	2.68	3.78	212	220	(8)	(51)	43
Other earning assets (3)	4,034	2,951	0.51	0.54	6	6	—	—	—
Loans and leases, net of unearned income (1)(4)(5)
Commercial:
Commercial and industrial	34,280	32,174	4.21	4.49	363	364	(1)	(24)	23
Commercial real estate-other	11,069	12,052	3.78	3.78	105	115	(10)	—	(10)
Commercial real estate-residential ADC	2,576	4,394	3.53	3.40	23	38	(15)	1	(16)
Direct retail lending	13,754	13,867	5.10	5.26	177	184	(7)	(6)	(1)
Sales finance	7,234	6,906	4.78	5.73	87	100	(13)	(18)	5
Revolving credit	2,109	2,048	8.77	8.64	46	44	2	1	1
Residential mortgage	18,818	15,828	4.83	5.39	228	213	15	(24)	39
Specialized lending	8,652	8,046	11.28	11.33	246	229	17	(1)	18
Other acquired	48	73	33.74	18.97	4	3	1	2	(1)

Total loans and leases held for investment (excluding covered loans)	98,540	95,388	5.16	5.38	1,279	1,290	(11)	(69)	58
Covered	5,342	6,957	20.29	14.72	273	258	15	84	(69)

Total loans and leases held for investment	103,882	102,345	5.94	6.01	1,552	1,548	4	15	(11)
Loans held for sale	1,776	2,410	3.98	3.56	18	22	(4)	2	(6)

Total loans and leases	105,658	104,755	5.91	5.96	1,570	1,570	—	17	(17)
Total earning assets	141,259	130,983	5.03	5.45	1,788	1,796	(8)	(34)	26

Nonearning assets	24,261	24,683

Total assets	$165,520	$155,666

Liabilities and Shareholders’ Equity
Interest-bearing deposits
Interest-checking	$19,004	$15,704	0.16	0.16	8	6	2	—	2
Money market and savings	42,174	34,717	0.29	0.48	30	42	(12)	(20)	8
Certificates and other time deposits	30,140	32,353	1.47	2.16	112	177	(65)	(54)	(11)
Foreign deposits—interest-bearing	368	632	0.04	(0.49)	—	—	—	—	—

Total interest-bearing deposits	91,686	83,406	0.65	1.07	150	225	(75)	(74)	(1)
Federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds (1)	4,307	7,355	0.31	0.32	3	6	(3)	—	(3)
Long-term debt	22,347	21,833	3.22	3.98	181	218	(37)	(42)	5

Total interest-bearing liabilities	118,340	112,594	1.12	1.58	334	449	(115)	(116)	1

Noninterest-bearing deposits	23,370	20,099
Other liabilities	6,259	5,938
Shareholders’ equity	17,551	17,035

Total liabilities and shareholders’ equity	$165,520	$155,666

Average interest rate spread			3.91	3.87
Net interest margin/ net interest income			4.09%	4.09%	$1,454	$1,347	$107	$82	$25

Taxable equivalent adjustment					$38	$33

(1)	Yields are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Total securities include securities available for sale and securities held to maturity.
(3)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, trading securities, FHLB stock and other earning assets.
(4)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(5)	Nonaccrual loans have been included in the average balances.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

Table 8-2

FTE Net Interest Income and Rate / Volume Analysis

Nine Months Ended September 30, 2011 and 2010

	Average Balances		Annualized Yield/Rate		Income/Expense		Increase (Decrease)	Change due to
	2011	2010	2011	2010	2011	2010		Rate	Volume
	(Dollars in millions)
Assets
Total securities, at amortized cost (1)(2)
U.S. government-sponsored entities (GSE)	$146	$742	1.45%	3.65%	$2	$20	$(18)	$(8)	$(10)
Mortgage-backed securities issued by GSE	23,368	22,729	1.76	3.64	308	621	(313)	(330)	17
States and political subdivisions	1,907	2,067	5.69	5.46	81	85	(4)	3	(7)
Non-agency mortgage-backed securities	551	1,225	6.56	5.85	27	54	(27)	6	(33)
Other securities	695	201	1.53	2.44	8	3	5	(2)	7
Covered securities	1,252	1,192	13.31	10.27	125	92	33	28	5

Total securities	27,919	28,156	2.63	4.14	551	875	(324)	(303)	(21)
Other earning assets (3)	3,286	2,913	0.63	0.55	16	13	3	1	2
Loans and leases, net of unearned income (1)(4)(5)
Commercial:
Commercial and industrial	33,789	31,791	4.27	4.44	1,078	1,057	21	(41)	62
Commercial real estate-other	11,240	12,190	3.81	3.89	320	354	(34)	(7)	(27)
Commercial real estate-residential ADC	2,928	5,043	3.53	3.65	77	138	(61)	(4)	(57)
Direct retail lending	13,685	14,008	5.14	5.31	526	556	(30)	(17)	(13)
Sales finance	7,166	6,682	5.00	6.00	268	300	(32)	(53)	21
Revolving credit	2,088	2,013	8.80	8.79	137	132	5	—	5
Residential mortgage	18,355	15,625	4.86	5.47	670	641	29	(76)	105
Specialized lending	8,162	7,725	11.56	11.44	706	661	45	7	38
Other acquired	53	93	33.26	13.58	13	9	4	9	(5)

Total loans and leases held for investment (excluding covered loans)	97,466	95,170	5.20	5.40	3,795	3,848	(53)	(182)	129
Covered	5,629	7,251	19.21	12.20	809	662	147	319	(172)

Total loans and leases held for investment	103,095	102,421	5.97	5.89	4,604	4,510	94	137	(43)
Loans held for sale	2,004	1,975	3.77	4.23	57	63	(6)	(7)	1

Total loans and leases	105,099	104,396	5.93	5.85	4,661	4,573	88	130	(42)
Total earning assets	136,304	135,465	5.12	5.38	5,228	5,461	(233)	(172)	(61)

Nonearning assets	23,788	24,258

Total assets	$160,092	$159,723

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$18,326	$16,424	0.16	0.18	23	22	1	(1)	2
Money market and savings	40,108	34,472	0.35	0.52	105	134	(29)	(49)	20
Certificates and other time deposits	27,657	35,593	1.68	2.14	347	571	(224)	(109)	(115)
Foreign deposits—interest-bearing	810	1,373	(0.39)	(0.22)	(2)	(2)	—	(1)	1

Total interest-bearing deposits	86,901	87,862	0.73	1.10	473	725	(252)	(160)	(92)
Federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds (1)	5,682	8,879	0.28	0.28	12	19	(7)	—	(7)
Long-term debt	22,448	21,573	3.44	3.91	578	631	(53)	(78)	25

Total interest-bearing liabilities	115,031	118,314	1.23	1.55	1,063	1,375	(312)	(238)	(74)

Noninterest-bearing deposits	22,179	19,309
Other liabilities	5,780	5,236
Shareholders’ equity	17,102	16,864

Total liabilities and shareholders’ equity	$160,092	$159,723

Average interest rate spread			3.89	3.83
Net interest margin/ net interest income			4.08%	4.03%	$4,165	$4,086	$79	$66	$13

Taxable equivalent adjustment					$110	$98

(1)	Yields are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Total securities include securities available for sale and securities held to maturity.
(3)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, trading securities, FHLB stock and other earning assets.
(4)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(5)	Nonaccrual loans have been included in the average balances.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

Provision for Credit Losses

The provision for credit losses totaled $250 million (including $7 million for covered loans) for the third quarter of 2011 compared to $770 million (including $27 million for covered loans) for the third quarter of 2010. The provision for credit losses totaled $918 million for the first nine months of 2011 (including $22 million for covered loans) compared to $2.0 billion (including $44 million for covered loans) for the same period in 2010. Overall, the provision for credit losses declined due to improving credit trends and outlook, as net charge-offs were down 52.0% compared to the third quarter of 2010 and 36.3% compared to the nine months of 2010. The largest decreases in the provision for credit losses compared to the third quarter of 2010 were for commercial loans and residential mortgage loans. Nonperforming assets decreased by 25.2% compared to December 31, 2010, the sixth consecutive quarter of declines.

Net charge-offs were 1.57% of average loans and leases on an annualized basis (or 1.44% excluding covered loans) for the third quarter of 2011 compared to 3.31% of average loans and leases (or 3.54% excluding covered loans) for the same period in 2010. The third quarter of 2010 included $431 million of net charge-offs related to the transfer of loans to held for sale in connection with management’s nonperforming asset disposition strategy. Net charge-offs were 1.61% of average loans and leases on an annualized basis (or 1.63% excluding covered loans) for the first nine months of 2011 compared to 2.55% of average loans and leases (or 2.74% excluding covered loans) for the corresponding period in 2010. Net charge-offs included $87 million and $579 million of losses related to loans transferred to held for sale in connection with management’s nonperforming asset disposition strategy during the nine months of 2011 and 2010, respectively. Excluding these losses, the net charge-off ratio for the first nine months of 2011 would have been 1.52% compared to 1.94% for the corresponding period of 2010. The allowance for loan and lease losses was 2.25% of loans and leases held for investment (or 2.25% excluding covered loans) and was 1.20x total nonperforming loans and leases held for investment (or 1.15x excluding covered loans) at September 30, 2011 compared with 1.32x (or 1.30x excluding covered loans) at September 30, 2010. Management currently anticipates net charge-offs in the fourth quarter of 2011 to be in the range of 1.40% to 1.50% of average loans excluding covered loans.

Noninterest Income

BB&T emphasizes growing its fee-based businesses to lessen dependence on traditional spread-based interest income. Fee-based businesses are a relatively stable revenue source during periods of changing interest rates. Noninterest income for the three months ended September 30, 2011 totaled $690 million, compared to $1.1 billion for the same period in 2010, a decrease of $420 million, or 37.8%. The decline in noninterest income included a reduction of $278 million as a result of lower net securities gains. Mortgage banking income and FDIC loss share income also each declined $61 million compared to the prior year quarter.

Noninterest income for the nine months ended September 30, 2011 totaled $2.2 billion, a 26.8% decrease compared to the same period of 2010. The decrease in noninterest income was due to a decline in net securities gains of $496 million, $110 million of higher losses and write-downs related to commercial loans held for sale in connection with management’s nonperforming asset disposition strategy and a $127 million reduction in fee income to reflect the reduction in expected receivables from the FDIC caused by improved loss expectations on covered loans. Mortgage banking income also decreased by $82 million compared to the same period of 2010.

Insurance income, which is BB&T’s largest source of noninterest income, totaled $241 million for the third quarter of 2011, which was down 4.4% compared to the same three-month period of 2010. For the first nine months of 2011, insurance income totaled $790 million, a slight decrease compared to the same period last year. The decreases in insurance income reflect continued softness in industry pricing.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

Service charges on deposit accounts totaled $141 million in the third quarter of 2011, a decrease of $6 million, or 4.1%, compared to the same quarter of 2010. For the first nine months of 2011, service charges on deposits totaled $421 million, a decline of $54 million, or 11.4%, compared to the same period in 2010. The decrease in service charges was primarily due to changes to BB&T’s overdraft policies, which were implemented during the third quarter of 2010, partially in response to regulatory changes. In the third quarter of 2011, BB&T implemented additional changes to the posting order for client transactions causing additional declines in service charges that were largely offset by other deposit-related fee changes.

Mortgage banking income totaled $123 million in the third quarter of 2011, a decrease of $61 million or 33.2% compared to $184 million earned in the third quarter of 2010. This decrease is primarily due to a decline of $58 million in residential mortgage production income due to lower volumes and pricing. The Company was not a party to the consent orders issued to various mortgage servicers in the second quarter, however certain changes will impact the entire servicing industry. Management evaluates the servicing costs assumption on a quarterly basis based on changes to regulations and industry standards that impact the mortgage servicing industry. During the third quarter of 2011, management revised its servicing costs assumption in the valuation of residential mortgage servicing rights. The impact of this change was a $20 million reduction in the value of residential mortgage servicing rights. Management also updated prepayment speed forecast assumptions primarily due to a decrease in interest rates which caused the fair value of residential mortgage servicing rights to decrease $255 million.

The following table provides a breakdown of the various components of mortgage banking income and other statistical information for the third quarters of 2011 and 2010:

Table 9-1

Mortgage Banking Income and Related Statistical Information

	Three Months Ended September 30,
Mortgage Banking Income	2011	2010
	(Dollars in millions)
Residential Mortgage Banking:
Residential mortgage production income	$55	$113
Residential Mortgage Servicing:
Residential mortgage servicing fees	61	57
Residential mortgage servicing rights decrease in fair value due to change in valuation inputs or assumptions (1)	(299)	(101)
Mortgage servicing rights hedging gains	329	132

Net	30	31
Realization of expected residential mortgage servicing rights cash flows	(46)	(35)

Total residential mortgage servicing income	45	53

Total residential mortgage banking income	100	166

Commercial mortgage banking income	23	18

Total mortgage banking income	$123	$184

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

	As of/For the Three Months Ended September 30,
Mortgage Banking Statistical Information	2011	2010
	(Dollars in millions)
Residential mortgage originations	$5,549	$6,656
Residential mortgage loans serviced for others	66,301	60,189
Residential mortgage loan sales	3,407	4,447
Commercial mortgage originations	1,444	913
Commercial mortgage loans serviced for others	24,985	23,757

(1)	Includes a $1 million decrease due to valuation adjustments for MSRs carried at the lower of cost or market during the third quarter of 2010.

Mortgage banking income totaled $301 million in the first nine months of 2011, a decrease of $82 million or 21.4%, compared to $383 million earned in the first nine months of 2010. This decrease is primarily due to a $99 million decline in residential mortgage production income due to lower volumes and pricing in 2011. This decline was partially offset by a $24 million increase in commercial mortgage banking income. The Company was not a party to the consent orders issued to various mortgage servicers in the second quarter, however certain changes will impact the entire servicing industry. Management evaluates the servicing costs assumption on a quarterly basis based on changes to regulations and industry standards that impact the mortgage servicing industry. During the second and third quarters of 2011, management revised its servicing costs assumption in the valuation of residential mortgage servicing rights. The impact of these changes was a $30 million reduction in the value of residential mortgage servicing rights. Management also updated prepayment speed forecast assumptions primarily due to a decrease in interest rates which caused the fair value of residential mortgage servicing rights to decrease $265 million.

The following table provides a breakdown of the various components of mortgage banking income and other statistical information for the nine months ended September 30, 2011 and 2010, respectively:

Table 9-2

Mortgage Banking Income and Related Statistical Information

	Nine Months Ended September 30,
Mortgage Banking Income	2011	2010
	(Dollars in millions)
Residential Mortgage Banking:
Residential mortgage production income	$129	$228
Residential Mortgage Servicing:
Residential mortgage servicing fees	179	168
Residential mortgage servicing rights decrease in fair value due to change in valuation inputs or assumptions (1)	(319)	(330)
Mortgage servicing rights hedging gains	349	372

Net	30	42
Realization of expected residential mortgage servicing rights cash flows	(103)	(97)

Total residential mortgage servicing income	106	113

Total residential mortgage banking income	235	341

Commercial mortgage banking income	66	42

Total mortgage banking income	$301	$383

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

	As of/For the Nine Months Ended September 30,
Mortgage Banking Statistical Information	2011	2010
	(Dollars in millions)
Residential mortgage originations	$15,239	$16,460
Residential mortgage loan sales	11,960	13,119
Commercial mortgage originations	3,334	1,821

(1)	Includes a $3 million decrease due to a valuation adjustment for MSRs carried at the lower of cost or market during the nine months ended September 30, 2010.

Securities losses, net of gains and including other-than-temporary impairment charges, totaled $39 million and $41 million for the third quarter and first nine months of 2011, respectively. This compares to $239 million and $455 million in net securities gains during the third quarter and first nine months of 2010, respectively. The net securities gains during 2010 were largely generated with the balance sheet deleverage strategy executed in the second quarter of 2010 and the decision to shorten investment duration executed in the third quarter of 2010. During the third quarter of 2011, BB&T recognized $39 million of other-than-temporary credit impairments on certain non-agency mortgage-backed securities. This represents an increase of $37 million compared to the third quarter of 2010. For the first nine months of 2011, BB&T has recognized a total of $78 million in other-than-temporary credit impairments compared to $13 million for the same period of 2010. The other-than-temporary impairment charges recognized during 2011 are due to weaker actual and forecasted collateral performance for non-agency mortgage-backed securities.

Other noninterest income, including investment banking and brokerage fees and commissions, income from bank-owned life insurance, trust and investment advisory revenues, bankcard fees and merchant discounts, checkcard fees, FDIC loss share income and other nondeposit fees and commissions totaled $224 million during the third quarter of 2011, compared with $288 million for the same period of 2010. This decline was primarily due to a decrease in FDIC loss share income of $61 million related to cash flow reassessments, securities related accretion and the offset to the provision for covered loans. Income on trading assets associated with certain post-employment benefits, which is offset in personnel costs, declined $12 million. Other income also included $9 million for higher losses and write-downs related to commercial loans held for sale in connection with management’s nonperforming asset disposition strategy. These decreases were partially offset by $10 million in lower credit losses on client derivatives. Other income also included increases in checkcard fees of $8 million, or 11.4%, and bankcard fees and merchant discounts of $6 million, or 13.3%. The increases in checkcard fees and bankcard fees and merchant discounts were largely due to higher volumes.

For the first nine months of 2011, other noninterest income totaled $720 million, down $168 million compared to the first nine months of 2010. Results for 2011 included $138 million for losses and write-downs related to commercial loans held for sale in connection with management’s nonperforming asset disposition strategy, compared to $28 million in the same period of 2010. In addition, FDIC loss share income declined $127 million, which was offset by additional interest income on covered loans and securities. Revenue from checkcard fees, bankcard fees and merchant discounts and trust and investment advisory revenues increased $28 million, $19 million and $14 million, respectively. The increases in checkcard fees and bankcard fees and merchant discounts were due to higher volumes, whereas the increase in trust and investment advisory revenues was due to improved market conditions in 2011.

Management now estimates that noninterest revenue sources at risk as a result of changes to Regulation E, posting order of client transactions and interchange revenue will be approximately $385 million on an annual run rate basis beginning in 2012. Changes related to Regulation E and posting order were fully included in the third quarter 2011 results of operations and the revenue interchange adjustments will be implemented in the fourth quarter of 2011. To date, management has implemented or identified changes in products and fees to offset

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

approximately half of the potential lost revenue and is continuing to evaluate the Company’s product offerings in an effort to eliminate, as much as possible, the negative financial impacts of these regulatory changes.

Noninterest Expense

Noninterest expenses totaled $1.4 billion for the third quarter of 2011, a slight increase over the same period a year ago. Noninterest expenses totaled $4.2 billion for the first nine months of 2011, a decrease of $65 million, or 1.5% compared to the same period a year ago.

Personnel expense, the largest component of noninterest expense, was $671 million for the current quarter compared to $642 million for the same period in 2010, an increase of $29 million, or 4.5%. This growth primarily resulted from increases of $20 million resulting from incentive expense largely from better performance and production-related businesses and $16 million related to hiring and customary salary increases. These increases were partially offset by a decrease of $12 million related to certain post-employment benefits, which is offset in noninterest income. For the first nine months of 2011, personnel expense totaled $2.0 billion, an increase of $111 million, or 5.7%, compared to the same period in 2010. This increase was driven by an increase of $55 million resulting from incentive expense largely from better performance and production-related businesses and an increase of $32 million related to pension and other benefits expense. Equity-based compensation expense also increased $16 million in the first nine months of 2011 compared to the same period of 2010.

Foreclosed property expenses include the gain or loss on sale of foreclosed property, valuation adjustments resulting from updated appraisals, and the ongoing expense of maintaining foreclosed properties. Foreclosed property expense for the three months ended September 30, 2011 totaled $168 million compared to $167 million for the third quarter of 2010. Foreclosed property expenses were higher in the third quarter of 2011 compared to the second quarter of 2011 due to additional write-downs on certain properties as management factored in additional liquidity discounts to more aggressively reduce the inventory of foreclosed real estate. For the first nine months of 2011, foreclosed property expense totaled $456 million, compared to $585 million for the first nine months of 2010. The decline in 2011 was largely due to decreased losses and write-downs on foreclosed properties as property values began stabilizing. BB&T’s inventory of foreclosed property has decreased $362 million, or 26.9%, since September 30, 2010.

Occupancy and equipment expense for the three months ended September 30, 2011 totaled $151 million, compared to $157 million for the third quarter of 2010, representing a decrease of $6 million, or 3.8%. For the first nine months of 2011, occupancy and equipment expense totaled $457 million, compared to $453 million for the first nine months of 2010, representing an increase of $4 million, or 0.9%. The increase in the first nine months of 2011 compared to 2010 was primarily related to a first quarter 2010 adjustment of $16 million pre-tax related to a change in estimated occupancy expense associated with properties acquired from the FDIC in the Colonial acquisition.

Other noninterest expenses, including professional services, regulatory charges, loan processing expenses, amortization of intangibles, software expense and merger-related and restructuring charges, totaled $427 million for the current quarter, a decrease of $15 million, or 3.4%, compared to the same period of 2010. The decrease was primarily due to a decline of $15 million in regulatory charges due to lower deposit insurance premiums and $10 million in merger-related and restructuring charges, net, as the prior year’s third quarter included charges related to the Colonial acquisition. Amortization of intangibles also declined $6 million in the third quarter, as these intangibles are amortized on an accelerated basis. These decreases were partially offset by an increase in professional services expense of $16 million, as a result of higher legal fees. In addition, other noninterest

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

expense for the current quarter includes a pretax loss of $16 million from the sale of leveraged leases. These net increases were more than offset by tighter expense controls resulting in decreases in telephone, advertising and other operating expenses.

For the first nine months of 2011, other noninterest expenses totaled $1.2 billion, a decrease of $51 million, or 4.0%, compared to the same period of 2010. Merger-related and restructuring charges, net decreased by $65 million as the prior year included charges related to the Colonial acquisition. Amortization of intangibles declined by $19 million as intangibles are amortized on an accelerated basis. In addition, advertising and other marketing expenses were down $15 million. Loan processing expenses were $15 million higher due to costs associated with problem loan workouts and regulatory charges increased $14 million due to higher deposit and supervisory-related costs. In addition, other noninterest expense for the 2011 period includes a pretax loss of $16 million from the sale of leveraged leases.

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

Merger-Related and Restructuring Activities

BB&T has incurred certain merger-related and restructuring expenses. Merger-related and restructuring expenses or credits include: severance and personnel-related costs or credits, which typically occur in corporate support and data processing functions; occupancy and equipment charges or credits, which relate to costs or gains associated with lease terminations, obsolete equipment write-offs, and the sale of duplicate facilities and equipment; and other merger-related and restructuring charges or credits, which include expenses necessary to convert and combine the acquired branches and operations of merged companies, direct media advertising related to the acquisitions, asset and supply inventory write-offs, investment banking advisory fees and other similar charges. There were no merger-related and restructuring charges for the third quarter and first nine months of 2011, compared to $10 million and $65 million, respectively, for the same periods of 2010. The decreases in merger-related and restructuring charges were largely due to costs incurred in 2010 in connection with the Colonial acquisition.

At September 30, 2011 and December 31, 2010, there were $5 million and $10 million, respectively, of merger-related and restructuring accruals. Merger-related and restructuring accruals are established when the costs are incurred or once all requirements for a plan to dispose of certain business functions have been approved by management. In general, a major portion of accrued costs are utilized in conjunction with or immediately following the systems conversion, when most of the duplicate positions are eliminated and the terminated employees begin to receive severance. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger and restructuring accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at September 30, 2011 are expected to be utilized during 2011, unless they relate to specific contracts that expire in later years.

Provision for Income Taxes

The provision for income taxes was $68 million for the third quarter of 2011, an increase of $41 million compared to the same period of 2010, primarily due to higher pre-tax income. BB&T’s effective income tax rates for the third quarters of 2011 and 2010 were 15.5% and 11.0%, respectively. For the first nine months of 2011, the provision for income taxes was $212 million, an increase of $112 million compared to the same period of

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

2010, primarily due to higher pre-tax income. BB&T’s effective income tax rates for the first nine months of 2011 and 2010 were 18.5% and 13.6%, respectively. The higher effective tax rates are primarily the result of higher pre-tax income, which is subject to the marginal tax rate. Included in the provision for income taxes for the third quarter and first nine months of 2011 was a $26 million tax benefit related to the sale of leveraged leases.

BB&T has extended credit to and invested in the obligations of states and municipalities and their agencies, and has made other investments and loans that produce tax-exempt income. The income generated from these investments, together with certain other transactions that have favorable tax treatment, have reduced BB&T’s overall effective tax rate from the statutory rate in 2011 and 2010.

BB&T continually monitors and evaluates the potential impact of current events and circumstances on the estimates and assumptions used in the analysis of its income tax positions and, accordingly, BB&T’s effective tax rate may fluctuate in the future. On a periodic basis, BB&T evaluates its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate. This evaluation takes into consideration the status of current taxing authorities’ examinations of BB&T’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment in relation to tax-advantaged transactions. Accordingly, the results of these examinations may alter the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. In February 2010, BB&T received an IRS statutory notice of deficiency for tax years 2002-2007 asserting a liability for taxes, penalties and interest of approximately $892 million related to the disallowance of foreign tax credits and other deductions claimed by a subsidiary in connection with a financing transaction. Management has consulted with outside counsel and continues to believe that BB&T’s treatment of this transaction was in compliance with applicable tax laws and regulations. However, as a procedural matter and in order to limit its exposure to incremental penalties and interest associated with this matter, BB&T paid the disputed tax, penalties and interest in March 2010, and filed a lawsuit seeking a refund in the U.S. Court of Federal Claims. BB&T recorded a receivable in other assets for the amount of this payment, less the reserve considered necessary in accordance with applicable income tax accounting guidance. Based on an assessment of the applicable tax law and the relevant facts and circumstances related to this matter, management has concluded that the amount of this reserve is adequate, although litigation is still ongoing. Final resolution of this matter is not expected to occur within the next twelve months. Various years remain subject to examination by state taxing authorities.

MARKET RISK MANAGEMENT

The effective management of market risk is essential to achieving BB&T’s strategic financial objectives. As a financial institution, BB&T’s most significant market risk exposure is interest rate risk in its balance sheet; however, market risk also includes product liquidity risk, price risk and volatility risk in BB&T’s lines of business. The primary objectives of market risk management are to minimize any adverse effect that changes in market risk factors may have on net interest income, and to offset the risk of price changes for certain assets recorded at fair value.

Interest Rate Market Risk (Other than Trading)

BB&T actively manages market risk associated with asset and liability portfolios with a focus on the strategic pricing of asset and liability accounts and management of appropriate maturity mixes of assets and liabilities. The goal of these activities is the development of appropriate maturity and repricing opportunities in BB&T’s portfolios of assets and liabilities that will produce consistent net interest income during periods of changing interest rates. These portfolios are analyzed for proper fixed-rate and variable-rate mixes under various interest rate scenarios.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

The asset/liability management process is designed to achieve relatively stable net interest margins and assure liquidity by coordinating the volumes, maturities or repricing opportunities of earning assets, deposits and borrowed funds. Among other things, this process gives consideration to prepayment trends related to securities, loans and leases and certain deposits that have no stated maturity. Prepayment assumptions are developed using market data for residential mortgage-related loans and securities, and internal historical prepayment experience for client deposits with no stated maturity and loans that are not residential mortgage related. These assumptions are subject to monthly back-testing, and are adjusted as deemed necessary to reflect changes in interest rates relative to the reference rate of the underlying assets or liabilities. On a monthly basis, BB&T evaluates the accuracy of its interest rate forecast simulation model, which includes an evaluation of its prepayment assumptions, to ensure that all significant assumptions inherent in the model appropriately reflect changes in the interest rate environment and related trends in prepayment activity. It is the responsibility of the Market Risk and Liquidity Committee to determine and achieve the most appropriate volume and mix of earning assets and interest-bearing liabilities, as well as to ensure an adequate level of liquidity and capital, within the context of corporate performance goals. The Market Risk and Liquidity Committee also sets policy guidelines and establishes long-term strategies with respect to interest rate risk exposure and liquidity. The Market Risk and Liquidity Committee meets regularly to review BB&T’s interest rate risk and liquidity positions in relation to present and prospective market and business conditions, and adopts funding and balance sheet management strategies that are intended to ensure that the potential impact on earnings and liquidity as a result of fluctuations in interest rates is within acceptable standards.

BB&T uses derivatives primarily to manage risk related to securities, business loans, Federal funds purchased, other overnight funding, long-term debt, mortgage servicing rights, mortgage banking operations and certificates of deposit. As of September 30, 2011, BB&T had derivative financial instruments outstanding with notional amounts totaling $67.4 billion. The estimated net fair value of open contracts was a gain of $207 million at September 30, 2011. See Note 15 “Derivative Financial Instruments” in the “Notes to Consolidated Financial Statements” herein for additional disclosures.

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

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

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

Table 10-1

Interest Sensitivity Simulation Analysis

Interest Rate Scenario			Annualized Hypothetical Percentage Change in Net Interest Income
Linear Change in Prime Rate	Prime Rate
	September 30,		September 30,
	2011	2010	2011	2010
2.00%	5.25%	5.25%	2.68%	2.88%
1.00	4.25	4.25	1.14	1.12
No Change	3.25	3.25	—	—
(0.25)	3.00	3.00	0.22	(0.27)

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

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

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

Table 10-2

Economic Value of Equity (“EVE”) Simulation Analysis

Change in Rates	EVE/Assets		Hypothetical Percentage Change in EVE
	September 30,		September 30,
	2011	2010	2011	2010
2.00%	7.2%	7.9%	23.5%	25.3%
1.00	6.7%	7.2	15.0	14.2
No Change	5.8%	6.3	—	—
(0.25)	5.5%	6.0	(5.4)	(4.8)

Market Risk from Trading Activities

BB&T also manages market risk from trading activities which consists of acting as a financial intermediary to provide its customers access to derivatives, foreign exchange and securities markets. Trading market risk is managed through the use of statistical and non-statistical risk measures and limits, with overall established limits. BB&T utilizes a historical value-at-risk (“VaR”) methodology to measure and aggregate risks across its covered trading lines of business. This methodology uses one year of historical data to estimate economic outcomes for a one-day time horizon at a 99% confidence level.

The average VaR for the three months ended September 30, 2011 was approximately $780 thousand. Maximum daily VaR was approximately $1.35 million, and the low daily VaR was approximately $160 thousand during this same period, respectively.

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

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

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

Management has announced intentions to retire its $3.2 billion in trust preferred securities during 2012 and to complete the process by the end of 2013. As of September 30, 2011, management currently estimates the Tier 1 common ratio under the currently proposed Basel III standards to be 8.8% compared to 8.3% as of June 30, 2011. The improvement in this measure was driven by an increase in retained earnings, an increase in accumulated other comprehensive income due to improvement in the market value of available-for-sale securities, and a lower impact for mortgage servicing assets and deferred taxes as a result of the decline in interest rates, which reduced the value of mortgage servicing assets.

BB&T’s regulatory and tangible capital ratios for the last five calendar quarters are set forth in Table 12-1. In September 2010, the Basel Committee on Banking Supervision proposed new regulatory capital requirements (commonly referred to as “Basel III”) in an effort to strengthen the financial services industry. It is anticipated that U.S. regulators will adopt new regulatory capital requirements similar to those defined in Basel III. The primary impacts to BB&T of the proposed measure are the deduction of net pension assets from Tier I capital and the elimination of the other comprehensive income adjustments for available-for-sale securities and pension and postretirement obligations. In addition, the proposed requirements result in adjustments to Tier I common equity and risk-weighted assets for mortgage servicing rights, deferred tax assets and unconsolidated investments. Refer to Table 12-2 for a reconciliation of how BB&T calculates the Tier I common equity ratio under the proposed Basel III capital guidelines.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

Table 12-1

Capital Ratios (1)

	2011			2010
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
	(Dollars in millions, shares in thousands)
Risk-based:
Tier 1	12.5%	12.4%	12.1%	11.8%	11.7%
Total	16.1	16.1	15.8	15.5	15.7
Leverage capital	9.2	9.5	9.3	9.1	9.3

Non-GAAP capital measures (2)
Tangible common equity as a percentage of tangible assets	7.1	7.2	7.2	7.1	7.0
Tier 1 common equity as a percentage of risk- weighted assets	9.8	9.6	9.3	9.1	9.0

Calculations of Tier 1 common equity and tangible assets and related measures:
Tier 1 equity	$14,696	$14,363	$14,100	$13,959	$13,828
Less:
Qualifying restricted core capital elements	3,249	3,249	3,248	3,248	3,255

Tier 1 common equity	$11,447	$11,114	$10,852	$10,711	$10,573

Total assets	$167,677	$159,310	$157,039	$157,081	$157,230
Less:
Intangible assets, net of deferred taxes	6,330	6,353	6,374	6,391	6,419
Plus:
Regulatory adjustments, net of deferred taxes	99	389	572	636	207

Tangible assets	$161,446	$153,346	$151,237	$151,326	$151,018

Total risk-weighted assets (3)	$117,182	$116,041	$116,484	$118,131	$117,894
Tangible common equity as a percentage of tangible assets	7.1%	7.2%	7.2%	7.1%	7.0%
Tier 1 common equity as a percentage of risk- weighted assets	9.8	9.6	9.3	9.1	9.0
Tier 1 common equity	$11,447	$11,114	$10,852	$10,711	$10,573
Outstanding shares at end of period	697,101	696,894	696,285	694,381	693,560
Tangible book value per common share	$16.42	$15.95	$15.59	$15.43	$15.25

(1)	Current quarter regulatory capital information is preliminary.
(2)	Tangible common equity and Tier 1 common equity ratios are non-GAAP measures. BB&T uses the Tier 1 common equity definition used in the SCAP assessment to calculate these ratios. BB&T’s management uses these measures to assess the quality of capital and believes that investors may find them useful in their analysis of the Corporation. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies.
(3)	Risk-weighted assets are determined based on regulatory capital requirements. Under the regulatory framework for determining risk-weighted assets each asset class is assigned a risk-weighting of 0%, 20%, 50% or 100% based on the underlying risk of the specific asset class. In addition, off-balance sheet exposures are first converted to a balance sheet equivalent amount and subsequently assigned to one of the four risk-weightings.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

Table 12-2

Estimated Basel III Capital Ratios (1)

	September 30, 2011	June 30, 2011
	(Dollars in millions)
Tier 1 common equity under Basel I definition	$11,447	$11,114
Adjustments:
AFS securities, defined benefit pension and other postretirement employee benefit plans	(193)	(487)
Deduction for net defined benefit pension asset	(791)	(788)
Other adjustments	51	37

Estimated Tier 1 common equity under Basel III definition	$10,514	$9,876

Estimated risk-weighted assets under Basel III definition	$119,523	$119,373
Estimated Tier 1 common equity as a percentage of risk-weighted assets under Basel III definition	8.8%	8.3%

(1)	The Basel III calculations are non-GAAP measures and reflect adjustments for the related elements as proposed by regulatory authorities, which are subject to change. BB&T management uses these measures to assess the quality of capital and believes that investors may find them useful in their analysis of the Corporation. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies.

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

Table 13

Share Repurchase Activity

	2011
	Total Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Shares Purchased Pursuant to Publicly-Announced Plan	Maximum Remaining Number of Shares Available for Repurchase Pursuant to Publicly-Announced Plan
	(Shares in thousands)
July 1-31	7	$26.57	—	44,139
August 1-31	6	25.03	—	44,139
September 1-30	12	21.78	—	44,139

Total	25	$23.96	—	44,139

(1)	Repurchases reflect shares exchanged or surrendered in connection with the exercise of equity-based awards under BB&T’s equity-based compensation plans.
(2)	Excludes commissions.

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

LIQUIDITY

Liquidity represents BB&T’s continuing ability to meet funding needs, including deposit withdrawals, timely repayment of borrowings and other liabilities, and funding of loan commitments. Management made additional investments in securities in the second quarter of 2011 in an effort to improve the Company’s liquidity measures under the proposed Basel III guidelines and as a result of strong growth in deposits. Management also decreased the amount of securities pledged from $19.3 billion at December 31, 2010 to $13.9 billion at September 30, 2011, resulting in an increase in the amount of unencumbered securities in the portfolio, and replaced these pledges with a letter of credit issued by the FHLB on behalf of Branch Bank.

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

SEGMENT RESULTS

BB&T’s operations are divided into seven reportable business segments: Community Banking, Residential Mortgage Banking, Sales Finance, Specialized Lending, Insurance Services, Financial Services and Treasury. These operating segments have been identified based primarily on BB&T’s organizational structure. See Note 17 “Operating Segments” in the “Notes to Consolidated Financial Statements” contained herein and BB&T’s Annual Report on Form 10-K for the year ended December 31, 2010, for additional disclosures related to BB&T’s reportable business segments. Fluctuations in noninterest income and noninterest expense incurred directly by the operating segments are more fully described in the sections titled “Noninterest Income” and “Noninterest Expense” of this discussion and analysis. The following table reflects the net income (loss) for each of BB&T’s operating segments for the nine months ended September 30, 2011 and 2010, respectively.

Table 14

BB&T Corporation

Net Income by Reportable Segments

	Nine Months Ended
	September 30, 2011	September 30, 2010
	(Dollars in millions)
Community Banking	$575	$152
Residential Mortgage Banking	(53)	(77)
Sales Finance	38	43
Specialized Lending	213	153
Insurance Services	93	94
Financial Services	88	83
Treasury	(146)	209
All Other Segments	27	19
Parent/Reconciling Items	97	(39)

BB&T Corporation	$932	$637

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

Community Banking reported net income of $575 million compared to $152 million in the prior year. The $423 million increase in net income attributable to the Community Banking segment was primarily due to an $877 million decrease in the allocated provision for loan and lease losses, reflecting improved credit quality in the Bank’s commercial and retail loan portfolios. Lower provision expenses were offset by a decrease of $166 million in net interest income and FTP driven by lower FTP credits earned on deposits related to the decline in the FTP liquidity premiums from the prior year. In addition, noninterest income declined $131 million, primarily as a result of losses realized on loans held for sale and lower service charges on deposit accounts. Noninterest expenses decreased $159 million from the prior year primarily as a result of lower losses on the sale of foreclosed property and lower personnel and occupancy expenses. This was partially offset by an increase in allocated corporate expenses.

Residential Mortgage Banking experienced a net loss of $53 million compared to a $77 million net loss in the prior year. This improvement was due primarily to a $157 million decrease in the allocated provision for loan and lease losses. Lower provision expenses were driven by improved credit quality performance in the Bank’s residential mortgage loan portfolio, as well as a sale of nonperforming loans in the second quarter of 2011. Offsetting lower provision expense was a $105 million decrease in noninterest income as a result of lower mortgage loan sales volumes and margins than the prior year.

Sales Finance’s net income of $38 million was below prior year results of $43 million as higher net interest income and FTP was offset by an increase in the allocated provision for loan and lease losses following a provision release in 2010 due to improved credit quality over the prior year.

Specialized Lending reported net income of $213 million compared to $153 million in the prior year. The $60 million increase in net income for the Specialized Lending segment was primarily driven by a $72 million increase in net interest income and FTP related to strong growth in the underlying loan portfolio balances across most lines of business, a $31 million increase in noninterest income primarily related to higher loan origination volumes, and a $10 million reduction in the allocated provision for loan and lease losses. Contributors to net income growth included Regional Acceptance Corporation, which experienced strong lending volumes and margins, Sheffield Financial, which expanded several dealer financing relationships during the year, and Grandbridge Real Estate Capital, which realized strong growth in commercial loan origination volumes for delivery to the secondary market.

Insurance Services reported net income of $93 million compared to $94 million in the prior year reflecting Insurance Services’ ability to retain clients and add new business in what has been a continued soft insurance market.

Financial Services reported net income of $88 million compared to $83 million in the prior year. The $5 million increase in net income was driven by a $34 million increase in noninterest income, a $7 million decrease in the allocated provision for loan and lease losses, and a $5 million increase in net interest income and FTP. Noninterest income improved due to strong retail sales of investment products and services, combined with continued strong growth in Corporate Banking-related noninterest fee income where BB&T continues to add additional resources. In addition, Capital Partners continued to have strong revenue growth in 2011 related to maturing investments in several of its venture capital funds. These results were partially offset by a $43 million increase in noninterest expenses related to the addition of revenue-producing employees as BB&T continues to expand its sales force in these lines of business and higher incentive income associated with improved revenues.

Treasury segment results were shaped by balance sheet strategies that impacted net interest income. Interest income on securities was significantly lower over the period due to generally lower reinvestment yields and a higher proportion of shorter duration and floating rate bonds in the portfolio which have inherently lower

BB&T Corporation and Subsidiaries Management’s Discussion and Analysis	Third Quarter 2011

coupons. The lower interest income was partially offset by lower funding costs. The reduction in noninterest income was due to security gains recognized in 2010.

The substantial majority of the loan portfolio acquired in the Colonial acquisition is covered by loss sharing agreements with the FDIC, and is managed outside of the Community Banking segment. The assets and related interest income from the portfolio are included in the Parent/Reconciling Items segment. The $136 million increase in net income related to Parent/Reconciling Items was positively impacted by higher net interest income earned on the covered loan portfolio.

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

There have been no material changes from the risk factors disclosed in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2010 and BB&T’s Quarterly Report for the quarter ended June 30, 2011. Additional risks and uncertainties not currently known to BB&T or that management has deemed to be immaterial also may materially adversely affect BB&T’s business, financial condition, and/or operating results.

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

BB&T CORPORATION (Registrant)

Date: November 9, 2011	By:	/S/ DARYL N. BIBLE
Daryl N. Bible, Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2011	By:	/S/ CYNTHIA B. POWELL
Cynthia B. Powell, Executive Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location

11	Statement re: Computation of Earnings Per Share.	Filed herewith as Note 16.

12†	Statement re: Computation of Ratios.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.

†	Exhibit filed with the Securities and Exchange Commission and available upon request.