Form 10-K
period 2011-12-31
BB&T CORP
filed 2012-02-27
CIK 92230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended:

December 31, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐        NO  ☑

At January 31, 2012, the Corporation had 697,228,764 shares of its Common Stock, $5 par value, outstanding. The aggregate market value of voting stock held by nonaffiliates of the Corporation is approximately $18.6 billion (based on the closing price of such stock as of June 30, 2011).

BB&T CORPORATION

Cross Reference Index

December 31, 2011

		Page No.
PART I

Item 1	Business	5

Item 1A	Risk Factors	19

Item 1B	Unresolved Staff Comments - (None to be reported.)

Item 2	Properties	26

Item 3	Legal Proceedings (see Note 15. Commitments and Contingencies)	134

Item 4	Mine Safety Disclosures - (Not applicable.)

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26

Item 6	Selected Financial Data	30

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 7A	Quantitative and Qualitative Disclosures About Market Risk (see Market Risk Management)	76

Item 8	Financial Statements and Supplementary Data

	Consolidated Balance Sheets	88

	Consolidated Statements of Income	89

	Consolidated Statements of Changes in Shareholders’ Equity	90

	Consolidated Statements of Cash Flows	91

	Notes to Consolidated Financial Statements	92

	Report of Independent Registered Public Accounting Firm	87

	Quarterly Financial Summary	85

Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure - (None to be reported)

Item 9A	Controls and Procedures	86

Item 9B	Other Information - (None to be reported)

PART III

Item 10	Directors, Executive Officers and Corporate Governance	*

Item 11	Executive Compensation	*

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*

Item 13	Certain Relationships and Related Transactions, and Director Independence	*

Item 14	Principal Accounting Fees and Services	*

PART IV

Item 15	Exhibits, Financial Statement Schedules

	Financial Statements - (see Listing in Item 8 above)

	Exhibits

	Financial Statement Schedules - (None required)

*	For information regarding executive officers, refer to “Executive Officers of BB&T” in Part I. The other information required by Item 10 is incorporated herein by reference to the information that appears under the headings “Proposal 1-Election of Directors”, “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

The information required by Item 11 is incorporated herein by reference to the information that appears under the headings “Compensation Discussion and Analysis”, “Compensation of Executive Officers”, “Compensation Committee Report on Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, and “Compensation of Directors” in the Registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

For information regarding the registrant’s securities authorized for issuance under equity compensation plans, refer to “Equity Compensation Plan Information” in Part II.

The other information required by Item 12 is incorporated herein by reference to the information that appears under the headings “Security Ownership” and “Compensation of Executive Officers” in the Registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

The information required by Item 13 is incorporated herein by reference to the information that appears under the headings “Corporate Governance Matters” and “Transactions with Executive Officers and Directors” in the Registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

The information required by Item 14 is incorporated herein by reference to the information that appears under the headings “Fees to Auditors” and “Corporate Governance Matters” in the Registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, regarding the financial condition, results of operations, business plans and the future performance of BB&T that are based on the beliefs and assumptions of the management of BB&T and the information available to management at the time that these disclosures were prepared. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “projects,” “may,” “will,” “should,” and other similar expressions are intended to identify these forward-looking statements. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. Such factors include, but are not limited to, the following:

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

•

legislative, regulatory or accounting changes, including changes resulting from the adoption and implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), may adversely affect the businesses in which BB&T is engaged;

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

ITEM 1.  BUSINESS

BB&T Corporation (“BB&T”, “the Company”, “the Corporation” or “the Parent Company”), is a financial holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its business operations primarily through its commercial bank subsidiary, Branch Banking and Trust Company (“Branch Bank”), which has offices in North Carolina, Virginia, Florida, Georgia, Maryland, South Carolina, Alabama, West Virginia, Kentucky, Tennessee, Texas, Washington D.C and Indiana. In addition, BB&T’s operations consist of a federally chartered thrift institution, BB&T Financial, FSB (“BB&T FSB”), and several nonbank subsidiaries, which offer financial services products.

Operating Subsidiaries

At December 31, 2011, the principal operating subsidiaries of BB&T included the following:

•	Branch Banking and Trust Company, Winston-Salem, North Carolina

•	BB&T Financial, FSB, Columbus, Georgia

•	Scott & Stringfellow, LLC, Richmond, Virginia

•	Clearview Correspondent Services, LLC, Richmond, Virginia

•	Regional Acceptance Corporation, Greenville, North Carolina

•	American Coastal Insurance Company, Davie, Florida

•	Sterling Capital Management, LLC, Charlotte, North Carolina

Branch Bank, BB&T’s largest subsidiary, was chartered in 1872 and is the oldest bank headquartered in North Carolina. Branch Bank provides a wide range of banking and trust services for retail and commercial clients in its geographic markets, including small and mid-size businesses, public agencies, local governments and individuals, through 1,779 offices (as of December 31, 2011) located in North Carolina, Virginia, Florida, Georgia, Maryland, South Carolina, Alabama, West Virginia, Kentucky, Tennessee, Texas, Washington D.C. and Indiana. Branch Bank’s principal operating subsidiaries include:

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

•

Stanley, Hunt, DuPree & Rhine (a division of Branch Bank) with dual headquarters in Greensboro, North Carolina, and Greenville, South Carolina, which offers flexible benefit plans, and investment advisory, actuarial and benefit consulting services;

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

•

Sterling Capital Management, LLC, a registered investment advisor and the advisor to the Sterling Capital Management Funds and Sterling Capital Variable Insurance Funds, provides tailored investment management solutions to meet the specific needs and objectives of individual and institutional clients through a full range of investment strategies, including domestic and international equity, alternative investment products and strategies, and fixed income investing.

Services

BB&T’s subsidiaries offer a variety of services targeted to retail and commercial clients. BB&T’s objective is to offer clients a full array of products to meet all their financial needs.

Retail Services:	Commercial Services:
Automobile lending	Asset management
Bankcard lending	Association services
Consumer finance	Capital markets services
Home equity lending	Commercial deposit services
Home mortgage lending	Commercial finance
Insurance	Commercial middle market lending
Investment brokerage services	Commercial mortgage lending
Mobile/online banking	Institutional trust services
Payment solutions	Insurance
Retail deposit services	Insurance premium finance
Sales finance	International banking services
Small business lending	Leasing
Wealth management/private banking	Merchant services
Mortgage warehouse lending
Payment solutions
Real estate lending
Supply chain management
Venture capital

The following table reflects BB&T’s deposit market share and branch locations by state.

Table 1

BB&T Deposit Market Share and Branch Locations by State

	% of BB&T’s Deposits (2)	Deposit Market Share Rank (2)	Number of Branches (3)
North Carolina (1)	23%	2nd	365
Virginia	21	4th	387
Florida	13	5th	268
Georgia	11	5th	167
Maryland	7	7th	129
South Carolina	7	3rd	116
Alabama	5	4th	87
West Virginia	5	1st	78
Kentucky	4	4th	88
Tennessee	3	6th	56
Texas	1	41st	24
Washington, D.C.	1	7th	12

 (1)  Excludes home office deposits.

 (2)  Source: FDIC.gov—data as of June 30, 2011.

 (3)  As of December 31, 2011. Excludes 2 branches in Indiana.

Competition

The financial services industry is highly competitive and dramatic change continues to occur in all aspects of the Company’s business. The ability of nonbank financial entities to provide services previously reserved for commercial banks has intensified competition. BB&T’s subsidiaries compete actively with national, regional and local financial services providers, including banks, thrifts, securities dealers, mortgage bankers, finance companies and insurance companies. Competition among providers of financial products and services continues to increase, with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives. The industry continues to consolidate, which affects competition by eliminating some regional and local institutions, while strengthening the franchises of acquirers. In addition, some financial services entities are still experiencing significant challenges as a result of the economic crisis, resulting in bank and thrift failures. For additional information concerning markets, BB&T’s competitive position and business strategies, and recent government interventions see “Market Area” and “General Business Development” below.

Market Area

BB&T’s primary market area for its banking operations consists of North and South Carolina, Virginia, Maryland, Georgia, eastern Tennessee, West Virginia, Kentucky, Florida, Alabama and Washington, D.C. In addition, BB&T has a smaller banking presence in Texas and Indiana. The Colonial acquisition facilitated BB&T’s entry into the Texas market. The markets that BB&T operates in have a diverse employment base and primarily consist of manufacturing, general services, agricultural, wholesale/retail trade, technology, government and financial services. Management strongly believes that BB&T’s community bank approach to providing client service is a competitive advantage that strengthens the Corporation’s ability to effectively provide financial products and services to businesses and individuals in its markets. Furthermore, BB&T believes its current market area will support growth in assets and deposits in the future.

General Business Development

BB&T is a regional financial holding company. BB&T has maintained a long-term focus on a strategy that includes expanding and diversifying the BB&T franchise in terms of revenues, profitability and asset size. This strategy has encompassed both organic growth and acquisitions of complementary banks and financial businesses. During the 1990’s and through the mid-2000’s, BB&T’s growth resulted largely from mergers and acquisitions as the economics of business combinations were compelling. Since that time, BB&T has focused more on organic growth, but is well positioned for strategic opportunities.

Merger and Acquisition Strategy

BB&T’s growth in business, profitability and market share has historically been enhanced by strategic mergers and acquisitions. Management intends to remain disciplined and focused with regard to future merger and acquisition opportunities. BB&T will continue to assess bank and thrift acquisitions subject to market conditions, primarily within BB&T’s existing footprint, and will pursue economically advantageous acquisitions of insurance agencies, specialized lending businesses, and fee income generating financial services businesses. BB&T’s strategy is currently focused on meeting the following three acquisition criteria:

•

transactions must be strategically attractive – meaning that any bank acquisition should be in BB&T’s existing footprint to allow for cost savings and economies of scale, or in contiguous states to provide market diversification;

•	any credit-related issues would need to be addressed; and

•

acquisitions must meet BB&T’s financial criteria – earnings per share should be accretive in Year 1, excluding merger-related charges, but including full run rate synergies; the internal rate of return should exceed 15%, and the transaction should be accretive to tangible book value or have a reasonable earn-back period.

Regulatory Considerations

The following discussion describes elements of an extensive regulatory framework applicable to bank holding companies, financial holding companies and banks and specific information about BB&T and its subsidiaries. Regulation of banks, bank holding companies and financial holding companies is intended primarily for the protection of depositors and the Deposit Insurance Fund (the “DIF”) rather than for the protection of shareholders and creditors. As described in more detail below, comprehensive reform of the legislative and regulatory landscape occurred with the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in 2010. Implementation of the Dodd-Frank Act, and rulemaking activities, continued in 2011. In addition to banking laws, regulations and regulatory agencies, BB&T and its subsidiaries and affiliates are subject to various other laws, regulations, supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of BB&T and its ability to make distributions to shareholders.

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

•

requiring any interchange transaction fee charged for a debit transaction be “reasonable” and proportional to the cost incurred by the issuer for the transaction, with new regulations that establish such fee standards, eliminate exclusivity arrangements between issuers and networks for debit card transactions and limit restrictions on merchant discounting for use of certain payment forms and minimum or maximum amount thresholds as a condition for acceptance of credit cards;

•	transferring the functions of the Office of Thrift Supervision (“OTS”) relating to federal savings associations, including rulemaking authority, to the Comptroller of the Currency (“OCC”);

•	implementing regulation of hedge fund and private equity advisers by requiring such advisers to register with the SEC;

•	providing for the implementation of certain corporate governance provisions for all public companies concerning executive compensation;

•

increasing the FDIC’s deposit insurance limits permanently to $250,000 for non-transaction accounts, providing for unlimited Federal deposit insurance on noninterest bearing demand transaction accounts at all insured depository institutions effective December 31, 2010 through December 31, 2012 and changing the assessment base as well as increasing the reserve ratio for the DIF to ensure the future strength of the DIF; and

•	reforming regulation of credit rating agencies.

While the Dodd-Frank Act became law on July 22, 2010, many provisions did not become effective until January 21, 2011 and many of the provisions require additional rulemaking and further studies for implementation. Regulations for many key provisions of the Dodd-Frank Act have not yet been promulgated by the applicable federal regulators. BB&T will continue to evaluate the impact of any new regulations so promulgated, including changes in regulatory costs and fees, modifications to consumer products or disclosures required by the CFPB and the requirements of the enhanced supervision provisions, among others.

Due to BB&T’s size, under current guidelines issued by the Financial Stability Oversight Council (the “Council”) created by the Dodd-Frank Act, BB&T would be designated as “systemically significant” to the financial health of the U.S. economy and, as a result, will be subject to additional regulations by the Council. In general, the Council regulates the systemic risk of the financial system.

In September 2011, the FDIC adopted rules implementing “living will” requirements for systemically significant financial institutions. These requirements impose obligations on systemically significant financial institutions to file, maintain and update plans for an institution’s rapid and orderly resolution in the event of its material financial distress or failure. Both the Federal Reserve and the FDIC must review and approve BB&T’s living will and are authorized to impose restrictions on BB&T’s growth and activities or operations if deemed necessary.

As a bank holding company and a financial holding company under federal law, BB&T is subject to regulation under the Bank Holding Company Act of 1956, as amended, (the “BHCA”) and the examination and reporting requirements of the Federal Reserve. Branch Bank and BB&T FSB are collectively referred to herein as the “Banks.” Branch Bank, a state-chartered commercial bank, is subject to regulation, supervision and examination by the North Carolina Commissioner of Banks. BB&T FSB, a federally chartered thrift institution, is subject to regulation, supervision and examination by the OCC. Each of the Banks also is subject to regulation, supervision and examination by the FDIC.

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

In addition to federal and state banking laws and regulations, BB&T and certain of its subsidiaries and affiliates, including those that engage in securities underwriting, dealing, brokerage, investment advisory and insurance activities, are subject to other federal and state laws and regulations, and supervision and examination by other state and federal regulatory agencies and other regulatory authorities, including the SEC, the Financial Industry Regulatory Authority ( “FINRA”), the NYSE Euronext, Inc. (the “NYSE”), and various state insurance and securities regulators.

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

Current federal law also establishes a system of functional regulation under which the Federal Reserve is the umbrella regulator for bank holding companies, but bank holding company affiliates are to be principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the OCC for thrifts, the SEC for securities affiliates and state insurance regulators for insurance affiliates. Certain specific activities, including traditional bank trust and fiduciary activities may be conducted in the bank without the bank being deemed a “broker” or a “dealer” in securities for purposes of functional regulation. Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in certain identifiable areas.

The Dodd-Frank Act establishes additional regulation for bank holding companies, which will generally apply to BB&T. The Council is required under the Dodd-Frank Act to monitor emerging risks to financial stability, recommend heightened prudential standards for large, interconnected financial companies and require certain nonbank financial companies to be supervised by the Federal Reserve if their activities are determined to pose a risk to financial stability.

The Dodd-Frank Act also imposes new prudential regulation on depository institutions and their holding companies. The law imposes new, more stringent standards and requirements with respect to (1) bank and nonbank acquisitions and mergers, (2) financial holding companies engaged in “financial activities,” (3) affiliate transactions and (4) proprietary trading, among other provisions.

Office of the Comptroller of the Currency Regulation

As a federally chartered thrift, BB&T FSB is subject to regulation, supervision and examination by the OCC. BB&T FSB was previously subject to regulation, supervision and examination by the OTS, until the OTS became a part of the OCC on July 21, 2011, under the Dodd-Frank Act. Although the Dodd-Frank Act preserves federal thrift charters, the OCC appointed a new Deputy Comptroller who will be responsible for supervising and examining federal savings associations. The Dodd-Frank Act also eliminates the preemption of state consumer protection laws as applied to the operating subsidiaries of federally chartered thrifts, which may cause BB&T FSB to further reconsider its existing organizational structure and operations in the future.

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

Payment of Dividends; Capital Requirements

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

In November 2011, the Federal Reserve issued a final rule requiring bank holding companies with $50 billion or more in total consolidated assets, including BB&T, to submit annual capital plans based on pre-defined stress scenarios and to obtain regulatory approval before making capital distributions, including dividend payments and purchasing capital securities. This review is known as the Comprehensive Capital Analysis and Review (“CCAR”). The regulatory process includes management’s proposals to undertake capital actions in 2012 under various economic scenarios, such as increasing dividend payments or issuing or repurchasing common or preferred securities. BB&T submitted its first such plan in advance of the January 9, 2012 deadline. BB&T’s 2012 capital actions will depend on the results of the CCAR process.

North Carolina law states that, subject to certain capital requirements, the board of directors of a bank chartered under the laws of North Carolina may declare a dividend of as much of that bank’s undivided profits as the directors deem appropriate.

Each of the federal banking agencies, including the Federal Reserve, the FDIC and the OCC, has issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise, including bank holding companies and banks. Under the risk-based capital requirements, BB&T and the Banks are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of common shareholders’ equity excluding the over- or underfunded status of postretirement benefit obligations, unrealized gains or losses on debt securities available for sale, unrealized gains on equity securities available for sale and unrealized gains or losses on cash flow hedges, net of deferred income taxes; plus certain mandatorily redeemable capital securities; less nonqualifying intangible assets net of applicable deferred income taxes and certain nonfinancial equity investments. This is called “Tier 1 capital.” The remainder may consist of qualifying subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the allowance for credit losses. This is called “Tier 2 capital.” Tier 1 capital and Tier 2 capital combined are referred to as total regulatory capital.

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

Each of the federal bank regulatory agencies, including the Federal Reserve, the FDIC and the OCC, also has established minimum leverage capital requirements for banking organizations. These requirements provide that banking organizations that meet certain criteria, including excellent asset quality, high liquidity, low interest rate exposure and good earnings, and that have received the highest regulatory rating must maintain a ratio of Tier 1 capital to total adjusted average assets of at least 3%. Institutions not meeting these criteria, as well as institutions with supervisory, financial or operational weaknesses, are expected to maintain a minimum Tier 1 capital to total adjusted average assets ratio at least 100 basis points above that stated minimum. Holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve also continues to consider a “tangible Tier 1 capital leverage ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activity.

In addition, the Federal Reserve, the FDIC and the OCC all have adopted risk-based capital standards that explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by each agency in assessing an institution’s overall capital adequacy. The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization’s capital adequacy. The agencies also require banks and bank holding companies to adjust their regulatory capital to take into consideration the risk associated with certain recourse obligations, direct credit subsidies, residual interest and other positions in securitized transactions that expose banking organizations to credit risk.

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

The ratios of Tier 1 capital and total capital to risk-weighted assets, and Tier 1 capital to adjusted average assets of BB&T, Branch Bank and BB&T FSB as of December 31, 2011, are shown in the following table.

Table 2

Capital Adequacy Ratios of BB&T Corporation and Banks

December 31, 2011

	Regulatory Minimums	Regulatory Minimums to be Well- Capitalized	BB&T	Branch Bank	BB&T FSB
Risk-based capital ratios:
Tier 1 capital	4.0%	6.0%	12.5%	13.4%	18.9%
Total risk-based capital	8.0	10.0	15.7	15.6	20.2
Tier 1 leverage capital ratio	3.0	5.0	9.0	9.5	18.6

The federal banking agencies, including the Federal Reserve, the FDIC and the OCC, are required to take “prompt corrective action” in respect of depository institutions and their bank holding companies that do not meet minimum capital requirements. The law establishes five capital categories for insured depository institutions for this purpose: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” To be considered “well-capitalized” under these standards, an institution must maintain a total risk-based capital ratio of 10% or greater; a Tier 1 risk-based capital ratio of 6% or greater; a leverage capital ratio of 5% or greater; and must not be subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

BB&T, Branch Bank and BB&T FSB are all classified as “well-capitalized.” Federal law also requires the bank regulatory agencies to implement systems for “prompt corrective action” for institutions that fail to meet minimum capital requirements within the five capital categories, with progressively more severe restrictions on operations, management and capital distributions according to the category in which an institution is placed. Failure to meet capital requirements also may cause an institution to be directed to raise additional capital. Federal law also mandates that the agencies adopt safety and soundness standards generally relating to operations and management, asset quality and executive compensation, and authorizes administrative action against an institution that fails to meet such standards.

In addition to the “prompt corrective action” directives, failure to meet capital guidelines may subject a banking organization to a variety of other enforcement remedies, including additional substantial restrictions on its operations and activities, termination of deposit insurance by the FDIC and, under certain conditions, the appointment of a conservator or receiver.

Deposit Insurance Assessments

The deposits of the Banks are insured by the DIF of the FDIC up to the limits set forth under applicable law. The FDIC imposes a risk-based deposit premium assessment system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”) and further amended by the Dodd-Frank Act. Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. Effective April 1, 2011, the FDIC implemented a revised assessment rate calculator, which is based on a number of elements to measure the risk each institution poses to the DIF. The new assessment rate is applied to total average assets less tangible equity, as defined under the Dodd-Frank Act. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. On November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years’ worth of premiums to replenish the depleted insurance fund. The FDIC has published guidelines under the Reform Act on the adjustment of assessment rates for certain institutions. Under the current system, premiums are assessed quarterly. In addition, insured deposits have been required to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation (“FICO”) to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation.

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

The Dodd-Frank Act created a new, independent federal agency, the CFPB, which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the laws referenced above and certain other statutes, effective July 21, 2011. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB, but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

As required by the Dodd-Frank Act, the Federal Reserve adopted rules effective October 1, 2011, establishing standards for assessing whether the interchange fees that may be charged with respect to electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for such transactions. Interchange fees, or “swipe” fees, are charges that merchants pay to BB&T and other credit card companies and card-issuing banks for processing electronic payment transactions. Under the final rules, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction will be the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. An additional 1 cent per transaction fraud prevention adjustment is available to those issuers that comply with certain standards outlined by the Federal Reserve Board.

Federal law currently contains extensive customer privacy protection provisions, including substantial customer privacy protections provided under the Financial Services Modernization Act of 1999 (commonly known as the Gramm-Leach-Bliley Act). Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These provisions also provide that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

The CRA requires the Banks’ primary federal bank regulatory agency, the FDIC for Branch Bank and the OCC for BB&T FSB, to assess the bank’s record in meeting the credit needs of the communities served by each Bank, including low- and moderate-income neighborhoods and persons. Institutions are assigned one of four ratings: “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” This assessment is reviewed for any bank that applies to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch office. The CRA record of each subsidiary bank of a financial holding company, such as BB&T, also is assessed by the Federal Reserve in connection with any acquisition or merger application.

Automated Overdraft Payment Regulation

The Federal Reserve and FDIC have enacted consumer protection regulations related to automated overdraft payment programs offered by financial institutions. In November 2009, the Federal Reserve amended its Regulation E to prohibit financial institutions, including BB&T, from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. The Regulation E amendments also require financial institutions to provide consumers with a notice that explains the financial institution’s overdraft services, including the fees associated with the service and the consumer’s choices. BB&T completed its implementation of the changes as required by the Regulation E amendments in 2010.

In November 2010, the FDIC supplemented the Regulation E amendments by requiring FDIC-supervised institutions to implement additional changes relating to automated overdraft payment programs. The FDIC’s guidance took effect on July 1, 2011, requiring financial institutions to monitor overdraft payment programs for “excessive or chronic” customer use and undertake “meaningful and effective” follow-up action with customers that overdraw their accounts more than six times during a rolling 12-month period. The additional guidance also imposes daily limits on overdraft charges, requires institutions to review and modify check-clearing procedures, prominently distinguish account balances from available overdraft coverage amounts and requires increased board and management oversight regarding overdraft payment programs. Branch Bank completed its implementation of the FDIC’s guidance in advance of the July 1, 2011 compliance date.

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

Employees

At December 31, 2011, BB&T had approximately 31,800 full-time equivalent employees compared to approximately 31,400 full-time equivalent employees at December 31, 2010.

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

Corporate Governance

Information with respect to BB&T’s Board of Directors, Executive Officers and corporate governance policies and principles is presented on BB&T’s web site, www.BBT.com, and includes:

•	Corporate Governance Guidelines

•	Corporate Board of Directors

•	Committees of the Corporate Board of Directors and Committee Charters

•	Codes of Ethics for Directors, Senior Financial Officers and Employees

•	Chief Executive Officer and Chief Financial Officer Certifications

•	Executive Officers

•	Policy and Procedures for Accounting and Legal Complaints, including Whistleblower Procedures

BB&T intends to disclose any substantive amendments or waivers to the Codes of Ethics for Directors or Senior Financial Officers on BB&T’s web site at www.BBT.com/Investor.

NYSE Certification

The annual certification of BB&T’s Chief Executive Officer required to be furnished to the NYSE pursuant to Section 303A.12(a) of the NYSE Listed Company Manual was previously filed with the NYSE on May 23, 2011.

Executive Officers of BB&T

Executive Officer	Recent Work Experience	Years of Service	Age
Kelly S. King Chairman and Chief Executive Officer	Chairman since January 2010. Chief Executive Officer since January 2009. Chief Operating Officer between June 2004 and December 2008.	40	63

Christopher L. Henson Chief Operating Officer	Chief Operating Officer since January 2009. Chief Financial Officer between July 2005 and December 2008.	27	50

Daryl N. Bible Senior Executive Vice President and Chief Financial Officer	Chief Financial Officer since January 2009. Assistant Chief Financial Officer between January 2008 and December 2008. Employed by U.S Bancorp for 24 years, serving as Treasurer for the final 10 years.	4	50

Ricky K. Brown Senior Executive Vice President and President, Community Banking	President, Community Banking since July 2004.	35	56

Barbara F. Duck Senior Executive Vice President and Enterprise Risk Manager	Enterprise Risk Manager since July 2009. Electronic Delivery Channels Manager between July 2006 and June 2009.	24	45

Donna C. Goodrich Senior Executive Vice President and Deposit Services Manager	Deposit Services Manager since April 2004.	26	49

Robert E. Greene Senior Executive Vice President and Administrative Group Manager	Administrative Group Manager since August 2001. Risk Management Group Manager between July 2006 and June 2009.	39	61

Clarke R. Starnes III Senior Executive Vice President and Chief Risk Officer	Chief Risk Officer since July 2009. Chief Credit Officer between September 2008 and June 2009. Specialized Lending Manager between January 2000 and August 2008.	30	52

Steven B. Wiggs Senior Executive Vice President and Chief Marketing Officer and Lending Group Manager	Chief Marketing Officer since February 2005. Lending Group Manager since July 2009.	33	54

C. Leon Wilson III Senior Executive Vice President and Operations Division Manager	Operations Division Manager since July 1988.	35	56

ITEM 1A.  RISK FACTORS

The following discussion sets forth some of the more important risk factors that could materially affect BB&T’s financial condition and operations. Other factors that could affect the Corporation’s financial condition and operations are discussed in the “Forward-looking statements” section above. However, there may be additional risks that are not presently material or known, and factors besides those discussed below, or elsewhere in this or other reports that BB&T filed or furnished with the SEC, that also could adversely affect the Corporation.

Changes in national, regional and local economic conditions and deterioration in the geographic and financial markets in which BB&T operates could lead to higher loan charge-offs and reduce BB&T’s net income and growth.

BB&T’s business is subject to periodic fluctuations based on national, regional and local economic conditions. These fluctuations are not predictable, cannot be controlled, and may have a material adverse impact on BB&T’s operations and financial condition even if other favorable events occur. BB&T’s banking operations are locally oriented and community-based. Accordingly, BB&T expects to continue to be dependent upon local business conditions as well as conditions in the local residential and commercial real estate markets it serves. For example, an increase in unemployment, a decrease in real estate values or increases in interest rates, as well as other factors, could weaken the economies of the communities BB&T serves. Weakness in BB&T’s market area could depress its earnings and consequently its financial condition because:

•	customers may not want or need BB&T’s products or services;

•	borrowers may not be able or willing to repay their loans;

•	the value of the collateral securing loans to borrowers may decline; and

•	the quality of BB&T’s loan portfolio may decline.

Any of the latter three scenarios could require BB&T to charge off a higher percentage of loans and/or increase provisions for credit losses, which would reduce BB&T’s net income. For example, while the credit deterioration that BB&T experienced beginning in 2007 and continuing through much of 2010 improved considerably during 2011, the challenges in the residential real estate markets still present credit deterioration risks for BB&T in light of the slow pace of general economic recovery. Any further credit deterioration, combined with flat to declining real estate values, would result in increased loan charge-offs and higher provisions for credit losses, which may negatively impact BB&T’s net income.

In addition, significant declines in the housing market from 2007 through 2010, with falling home prices and increasing foreclosures and unemployment, resulted in significant write-downs of asset values by many financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. BB&T is part of the financial system and a systemic lack of available credit, a lack of confidence in the financial sector, continued volatility in the financial markets and/or reduced business activity could materially adversely affect BB&T’s business, financial condition and results of operations.

Downgrades of U.S. government securities by one or more of the credit ratings agencies could have a material adverse effect on BB&T’s operations, earnings and financial condition.

The ongoing debate in Congress regarding federal budget deficit concerns, the national debt ceiling and overall weakness in the economy resulted in the downgrade of U.S. government securities by Standard & Poor’s, one of the three major credit rating agencies, in August 2011. The possible future downgrade of the federal government’s credit rating by one or both of the other two major ratings agencies could create uncertainty in the U.S. and global financial markets and cause other events which, directly or indirectly, may adversely affect BB&T’s operations, earnings and financial condition. For example, BB&T securities portfolio consists largely of mortgage backed securities issued by government sponsored entities, such as Freddie Mac and Fannie Mae. Among other things, a downgrade in the U.S. government’s credit rating could adversely impact the value of these securities and may trigger requirements that the Corporation post additional collateral for trades relative to these securities.

Weakness in the markets for residential or commercial real estate, including the secondary residential mortgage loan markets, could reduce BB&T’s net income and profitability.

Since 2007, softening residential housing markets, increasing delinquency and default rates, and increasingly volatile and constrained secondary credit markets have been negatively impacting the mortgage industry. BB&T’s financial results have been adversely affected by changes in real estate values, primarily in Georgia, Florida and metro Washington, D.C., with some deterioration in the coastal areas of the Carolinas. Decreases in real estate values have adversely affected the value of property used as collateral for loans and investments in BB&T’s portfolio. For example, the poor economic conditions experienced in 2007 through 2010, coupled with slow economic growth and ongoing concerns regarding economic recovery, have resulted in decreased demand for real estate loans, and BB&T’s net income and profits have suffered as a result.

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

The Colonial loan portfolios are largely covered by shared-loss agreements, however, BB&T is not immune from losses or risks relative to these portfolios.

On August 14, 2009, Branch Bank entered into an agreement with the Federal Deposit Insurance Corporation (“FDIC”) to acquire certain assets and assume substantially all of the deposits and certain liabilities of Colonial Bank, an Alabama state-chartered bank headquartered in Montgomery, Alabama (“Colonial”). As a result, Branch Bank acquired a significant portfolio of loans from Colonial. Although Branch Bank marked down the acquired loan portfolio to estimated fair value, the acquired loans could suffer further deterioration in value resulting in additional charge-offs to this loan portfolio. Fluctuations in national, regional and local economic conditions, including those related to local residential real estate, commercial real estate and construction markets may increase the level of charge-offs on the loan portfolio that was acquired in the acquisition of Colonial and correspondingly reduce BB&T’s net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on BB&T’s operations and financial condition even if other favorable events occur. Although Branch Bank entered into loss sharing agreements with the FDIC, which provide that a significant portion of losses related to specified loan portfolios that were acquired in connection with the acquisition of Colonial will be borne by the FDIC, Branch Bank is not protected from all losses resulting from charge-offs with respect to those specified loan portfolios. Additionally, the loss sharing agreements have limited terms; therefore, any charge-off of related losses that Branch Bank experiences after the term of the loss sharing agreements will not be reimbursed by the FDIC and will negatively impact BB&T’s net income.

The Colonial acquisition has increased Branch Bank’s commercial real estate and construction loan portfolio, which have a greater credit risk than residential mortgage loans.

With the acquisition of the Colonial loan portfolio, the commercial real estate loan and construction loan portfolios have become a larger portion of Branch Bank’s total loan portfolio than it was prior to the Colonial acquisition. This type of lending is generally considered to have more complex credit risks than traditional single-family residential lending, because the principal repayment may be dependent on the successful operation of the related real estate or construction project. Consequently, commercial real estate and construction loans are more sensitive to the current adverse conditions in the real estate market and the general economy. These types of loans are generally less predictable, more difficult to evaluate and monitor, and collateral may be more difficult to dispose of in a soft market. However, with respect to the loans acquired in the Colonial transaction, the negative economic aspects of these risks are mitigated as a result of the FDIC loss sharing agreements.

BB&T’s liquidity could be impaired by an inability to access the capital markets, an unforeseen outflow of cash or a reduction in the credit ratings for BB&T or its subsidiaries.

Liquidity is essential to BB&T’s businesses. The capital and credit markets continue to demonstrate volatility and disruption, despite modest improvements in the general economy during 2011, producing, in some cases downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. If these levels of market disruption and volatility continue, worsen or abate and then arise at a later date, BB&T’s ability to access capital could be materially impaired. Additionally, other factors outside of BB&T’s control, such as a general market disruption or an operational problem that affects third parties or BB&T could impair BB&T’s ability to access the capital markets or create an unforeseen outflow of cash or deposits. BB&T’s inability to access the capital markets could constrain its ability to make new loans, to meet its existing lending commitments and, ultimately jeopardize its overall liquidity and capitalization.

BB&T’s credit ratings are also important to its liquidity. These rating agencies regularly evaluate BB&T and its subsidiaries, and their ratings are based on a number of factors, including the financial strength of BB&T and its subsidiaries, as well as factors not entirely within BB&T’s control, including conditions affecting the financial services industry generally. In light of the ongoing difficulties in the financial services industry and the housing and financial markets, as well as the soft economic recovery in general, there can be no assurance that BB&T will maintain its current ratings. A reduction in BB&T’s credit ratings could adversely affect BB&T’s liquidity and competitive position, increase its borrowing costs, limit its access to the capital markets or trigger unfavorable contractual obligations.

The soundness of other financial institutions could adversely affect BB&T.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. BB&T has exposure to many different industries and counterparties, and BB&T and certain of its subsidiaries routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose BB&T to credit risk in the event of default of its counterparty or client. In addition, BB&T’s credit risk may be exacerbated when collateral is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due BB&T. These types of losses could materially and adversely affect BB&T’s results of operations or financial condition.

Changes in interest rates may have an adverse effect on BB&T’s profitability.

BB&T’s earnings and financial condition are largely dependent on net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest rate spreads, meaning the difference between interest rates earned on loans and investments and the interest rates paid on deposits and borrowings, could adversely affect BB&T’s earnings and financial condition. BB&T cannot control or predict with certainty changes in interest rates. Regional and local economic conditions, competitive pressures and the policies of regulatory authorities, including monetary policies of the Federal Reserve Board, affect interest income and interest expense. As discussed in “Market Risk Management – Interest Rate Market Risk (Other than Trading),” BB&T has ongoing policies and procedures designed to manage the risks associated with changes in market interest rates. However, changes in interest rates still may have an adverse effect on BB&T’s profitability. For example, high interest rates could adversely affect BB&T’s mortgage banking business because higher interest rates could cause customers to apply for fewer mortgage refinancings or purchase mortgages. While BB&T actively manages against these risks, if BB&T’s assumptions regarding borrower behavior are wrong or overall economic conditions are significantly worse than planned for, then the Corporation’s risk mitigation techniques may be insufficient to protect against the risk.

Changes in banking laws could have a material adverse effect on BB&T.

BB&T is extensively regulated under federal and state banking laws and regulations that are intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole. In addition, BB&T is subject to changes in federal and state laws as well as changes in banking and credit regulations, and governmental economic and monetary policies. BB&T cannot predict whether any of these changes may adversely and materially affect BB&T. The current regulatory environment for financial institutions entails significant potential increases in compliance requirements and associated costs, including those related to consumer credit, with a focus on mortgage lending. For example, the enactment of the Dodd-Frank Act in 2010 represented a significant overhaul of many aspects of the regulation of the financial services industry, and the implementation of and rulemaking under the Dodd-Frank Act during 2011 and in the future could result in higher compliance costs and otherwise materially adversely affect BB&T’s business, financial condition or results of operations. See “Regulatory Considerations” and the immediately following risk factor for additional information regarding the Dodd-Frank Act and its potential impact upon BB&T and its subsidiaries.

Federal and state banking regulators also possess broad powers to take supervisory actions as they deem appropriate. These supervisory actions may result in higher capital requirements, higher insurance premiums and limitations on BB&T’s activities that could have a material adverse effect on its business and profitability.

The ongoing implementation of the Dodd-Frank Act, and its related rulemaking activities, may result in lower revenues, higher costs and ratings downgrades.

The Dodd-Frank Act, signed into law in July 2010, represents a significant overhaul of many aspects of the regulation of the financial services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, and changes among the bank regulatory agencies. During 2011, federal agencies continued implementation of and rulemaking under the Dodd-Frank Act. Many of these provisions remain subject to further study, rulemaking, and the discretion of regulatory bodies, such as the Financial Stability Oversight Council, which will regulate the systemic risk of the financial system. Due to BB&T’s size, the Company will be designated as “systemically significant” to the financial health of the U.S. economy and, as a result, will be subject to additional regulations such as the “living will” requirements relating to the rapid and orderly resolution of systemically significant financial institutions in the event of material financial distress or failure. BB&T cannot predict the additional effects that compliance with the Dodd-Frank Act or any implementing regulations will have on BB&T’s businesses or its ability to pursue future business opportunities. Additional regulations resulting from the Dodd-Frank Act may materially adversely affect BB&T’s business, financial condition or results of operations. See “Regulatory Considerations” for additional information regarding the Dodd-Frank Act and its impact upon BB&T and its subsidiaries.

The provisions of the Dodd Frank Act restricting bank interchange fees, and the rules promulgated thereunder, may further negatively impact BB&T’s revenues and earnings.

Pursuant to the Dodd-Frank Act, the Federal Reserve adopted rules effective October 1, 2011, limiting the interchange fees that may be charged with respect to electronic debit transactions. Interchange fees, or “swipe” fees, are charges that merchants pay to BB&T and other credit card companies and card-issuing banks for processing electronic payment transactions. Since taking effect, these limitations have reduced BB&T’s debit card interchange revenues and have created meaningful compliance costs. Additional limits may further reduce BB&T’s debit card interchange revenues and create additional compliance costs. See “Regulatory Considerations—Consumer Protection Laws” for additional information regarding the limits on interchange fees imposed under the Dodd-Frank Act.

Recently enacted consumer protection regulations related to automated overdraft payment programs could adversely affect BB&T’s business operations, net income and profitability.

The Federal Reserve and FDIC recently enacted consumer protection regulations related to automated overdraft payment programs offered by financial institutions, which are described under the heading “Regulatory Considerations—Automated Overdraft Payment Regulation.” BB&T has implemented changes to its business practices relating to overdraft payment programs in order to comply with these regulations.

For the years ended December 31, 2010 and December 31, 2009, Branch Bank’s overdraft and insufficient funds fees represented a significant amount of non-interest fees collected by Branch Bank. Since taking effect on July 1, 2011, the fees received by Branch Bank for automated overdraft payment services have decreased, thereby adversely impacting BB&T’s non-interest income. Complying with these regulations has resulted in increased operational costs for BB&T and Branch Bank, which may continue to rise. In addition, BB&T may be placed at a competitive disadvantage to the extent that its competitors are not subject to the FDIC’s automated overdraft payment program regulations. The actual impact of these regulations in future periods could vary due to a variety of factors, including changes in customer behavior, economic conditions and other factors, which could adversely affect BB&T’s business operations, net income and profitability.

BB&T may be subject to more stringent capital requirements, which could diminish its ability to pay dividends or require BB&T to reduce its operations.

The Dodd-Frank Act requires federal banking agencies to establish more stringent risk-based capital requirements and leverage limits applicable to banks and bank holding companies. Under the legislation, federal banking agencies are required to develop capital requirements that address systemically risky activities. The effect of these capital rules will disallow trust preferred securities from counting as Tier 1 capital at the holding company level for entities with greater than $15 billion in assets, with a three-year phase-in period beginning on January 1, 2013. These requirements, and any other new regulations, including those that may be imposed as a result of the requirements established by the Basel Committee on Banking Supervision, could adversely affect BB&T’s ability to pay dividends, or could require BB&T to reduce business levels or to raise capital, including ways that may adversely affect its results of operations or financial condition. In addition, the costs associated with complying with the more stringent capital requirements, such as the requirement to formulate and submit capital plans based on pre-defined stress scenarios on an annual basis, could have a material adverse effect on BB&T.

BB&T may experience significant competition in its market area, which may reduce its customer base or cause it to lower prices for its products and services in order to maintain market share.

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

In addition, the adoption of new technologies by competitors, including internet banking services, mobile phone applications and advanced ATM functionality could require BB&T to make substantial expenditures to modify or adapt its existing products and services. Also, these and other capital investments in BB&T’s business may not produce expected growth in earnings anticipated at the time of the expenditure. BB&T may not be successful in introducing new products and services, achieving market acceptance of its products and services, anticipating or reacting to consumers’ changing technological preferences or developing and maintaining loyal customers.

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

BB&T also experiences competition from a variety of institutions outside of its market area. Some of these institutions conduct business primarily over the Internet and may thus be able to realize certain cost savings and offer products and services at more favorable rates and with greater convenience to the customer who can pay bills and transfer funds directly without going through a bank. This “disintermediation” could result in the loss of fee income, as well as the loss of customer deposits and income generated from those deposits. In addition, changes in consumer spending and saving habits could adversely affect BB&T’s operations, and the Company may be unable to timely develop competitive new products and services in response to these changes.

Unpredictable catastrophic events could have a material adverse effect on BB&T.

The occurrence of catastrophic events such as hurricanes, tropical storms, tornados, and other large scale catastrophes could adversely affect BB&T’s consolidated financial condition or results of operations. BB&T has operations and customers along the Gulf and Atlantic coasts as well as other parts of the southeastern United States, which could be adversely impacted by hurricanes and other severe weather in those regions. Unpredictable natural and other disasters could have an adverse effect on BB&T in that such events could materially disrupt its operations or the ability or willingness of its customers to access the financial services offered by BB&T. BB&T’s property and casualty insurance operations also expose it to claims arising out of catastrophes. The incidence and severity of catastrophes are inherently unpredictable. Although BB&T carries insurance to mitigate its exposure to certain catastrophic events, these events could nevertheless reduce BB&T’s earnings and cause volatility in its financial results for any fiscal quarter or year and have a material adverse effect on BB&T’s financial condition and/or results of operations.

BB&T faces significant operational risks related to its activities, which could expose it to negative publicity, litigation and/or regulatory action.

BB&T is exposed to many types of risks, including operational, reputational, legal and compliance risk, the risk of fraud or theft by employees or outsiders (including identity and information theft), unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. Negative public opinion can result from BB&T’s actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, activities related to asset sales and balance sheet management and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect BB&T’s ability to attract and keep customers and can expose it to litigation and regulatory action.

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

Third party vendors provide certain key components of BB&T’s business infrastructure such as internet connections, network access and mutual fund distribution. While BB&T has selected these third party vendors carefully, it does not control their operations. Any problems caused by these third parties, including those which result from their failure to provide services for any reason or their poor performance of services, could adversely affect BB&T’s ability to deliver products and services to its customers and otherwise to conduct its business. Replacing these third party vendors could also entail significant delay and expense.

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

The computer systems and network infrastructure BB&T and others use could be vulnerable to unforeseen problems. These problems may arise in both BB&T’s internally developed systems and the systems of its third-party service providers. BB&T’s operations are dependent upon its ability to protect computer equipment against damage from fire, power loss or telecommunication failure. Any damage or failure that causes an interruption in BB&T’s operations could adversely affect its business and financial results. In addition, BB&T’s computer systems and network infrastructure present security risks, and could be susceptible to hacking or identity theft. Hacking and identity theft risks, in particular, could cause serious reputational harm.

Differences in interpretation of tax laws and regulations may adversely impact BB&T’s financial statements.

Local, state or federal tax authorities may interpret tax laws and regulations differently than BB&T and challenge tax positions that BB&T has taken on its tax returns. This may result in differences in the treatment of revenues, deductions or credits, and/or differences in the timing of these items. The differences in treatment may result in the payment of additional taxes, interest or penalties that could have a material adverse effect on BB&T’s performance. For example, as discussed in Note 13 “ Income Taxes” in the “Notes to Consolidated Financial Statements,” in February 2010, BB&T received an IRS statutory notice of deficiency for tax years 2002-2007 asserting a liability for taxes, penalties and interest of approximately $892 million. As a procedural matter, and to limit further exposure to penalties and interest, BB&T paid the disputed tax, penalties and interest in March 2010 and filed a lawsuit seeking a refund in the U.S. Court of Federal Claims. Final resolution of this matter is not expected within the next 12 months.

BB&T may not be able to complete acquisitions, including the acquisition of BankAtlantic.

BB&T must generally satisfy a number of meaningful conditions before it can complete an acquisition of another bank or bank holding company, including federal and/or state regulatory approvals. For example, BB&T is currently seeking approval for its proposed acquisition of BankAtlantic, a wholly owned subsidiary of BankAtlantic Bancorp, Inc. pursuant to a definitive agreement executed in November 2011. In determining whether to approve a proposed bank acquisition, bank regulators will consider, among other factors, the effect of the acquisition on competition, financial condition and future prospects, including current and projected capital ratios and levels, the competence, experience and integrity of management and record of compliance with laws and regulations, the convenience and needs of the communities to be served, including the acquiring institution’s record of compliance under the Community Reinvestment Act, the effectiveness of the acquiring institution in combating money laundering activities and protests from various stakeholders of both BB&T and its acquisition partner. Also, under the Dodd-Frank Act, U.S. regulators must now take systemic risk into account when evaluating whether to approve a potential acquisition transaction involving a large financial institution like BB&T. BB&T cannot be certain when or if, or on what terms and conditions, any required regulatory approvals will be granted. In specific cases, BB&T may be required to sell banks or branches, or take other actions as a condition to receiving regulatory approval. An inability to satisfy other material conditions necessary to consummate an acquisition transaction, such as third-party litigation, a judicial order blocking the transaction or lack of shareholder approval, could also prevent BB&T from completing an announced acquisition.

BB&T may not be able to successfully integrate bank or nonbank mergers and acquisitions.

Difficulties may arise in the integration of the business and operations of bank holding companies, banks and other nonbank entities BB&T acquires and, as a result, BB&T may not be able to achieve the cost savings and synergies that it expects will result from such transactions. Achieving cost savings is dependent on consolidating certain operational and functional areas, eliminating duplicative positions and terminating certain agreements for outside services. Additional operational savings are dependent upon the integration of the acquired or merged entity’s businesses with BB&T or one of BB&T’s subsidiaries, the conversion of core operating systems, data systems and products and the standardization of business practices. Complications or difficulties in the conversion of the core operating systems, data systems and products may result in the loss of customers, damage to BB&T’s reputation within the financial services industry, operational problems, one-time costs currently not anticipated or reduced cost savings resulting from such mergers or acquisitions. Annual cost savings in each such transaction may be materially less than anticipated if the holding company, bank merger or nonbank merger or acquisition is delayed unexpectedly, the integration of operations is delayed beyond what is anticipated or the conversion to a single data system is not accomplished on a timely basis.

Difficulty in integrating an acquired company may cause BB&T not to realize expected revenue increases, cost savings, increases in geographic or product presence and/or other projected benefits from the acquisition. The integration could result in higher than expected deposit attrition, loss of key employees, disruption of BB&T’s businesses or the businesses of the acquired company, or otherwise adversely affect BB&T’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition. Also, the negative effect of any divestitures required by regulatory authorities in acquisitions or business combinations may be greater than expected.

ITEM 2.  PROPERTIES

BB&T and its significant subsidiaries occupy headquarter offices that are either owned or operated under long-term leases. BB&T also owns free-standing operations centers, with its primary operations and information technology center located in Wilson, North Carolina. BB&T also owns or leases significant office space used as the Corporation’s headquarters in Winston-Salem, North Carolina. At December 31, 2011, Branch Bank operated 1,779 branch offices in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Tennessee, Kentucky, Alabama, Florida, Texas, Indiana and Washington, D.C. BB&T also operates numerous insurance agencies and other businesses that occupy facilities. Office locations are either owned or leased. Management believes that the premises occupied by BB&T and its subsidiaries are well-located and suitably equipped to serve as financial services facilities. See Note 5 “Premises and Equipment” in the “Notes to Consolidated Financial Statements” in this report for additional disclosures related to BB&T’s properties and other fixed assets.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

BB&T’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “BBT.” BB&T’s common stock was held by approximately 293,000 shareholders at December 31, 2011 compared to approximately 355,000 at December 31, 2010. The accompanying table, “Quarterly Summary of Market Prices and Dividends Declared on Common Stock,” sets forth the quarterly high and low trading prices and closing sales prices for BB&T’s common stock and the dividends declared per share of common stock for each of the last eight quarters.

Table 3

Quarterly Summary of Market Prices and Cash Dividends Declared on Common Stock

	2011				2010
	Sales Prices			Cash	Sales Prices			Cash
				Dividends				Dividends
	High	Low	Last	Declared (1)	High	Low	Last	Declared
Quarter Ended:
March 31	$29.60	$25.95	$27.45	$0.17	$32.93	$25.40	$32.39	$0.15
June 30	27.81	25.24	26.84	0.16	35.72	26.18	26.31	0.15
September 30	27.36	18.92	21.33	0.16	28.69	21.72	24.08	0.15
December 31	25.57	19.76	25.17	0.16	27.57	22.15	26.29	0.15

Year	$29.60	$18.92	$25.17	$0.65	$35.72	$21.72	$26.29	$0.60

 (1)  First quarter of 2011 included a special $0.01 dividend.

Common Stock and Dividends

BB&T’s ability to pay dividends is primarily dependent on earnings from operations, the adequacy of capital and the availability of liquid assets for distribution. BB&T’s ability to generate liquid assets for distribution is dependent on the ability of Branch Bank to pay dividends to the Parent Company. The payment of cash dividends is an integral part of providing a competitive return on shareholders’ investments. The Corporation’s policy is to accomplish this while retaining sufficient capital to support future growth and to meet regulatory requirements. Management has established a guideline that during normal economic conditions the common dividend payout ratio will be between 30% and 50% of basic earnings per share. BB&T’s common dividend payout ratio, computed by dividing dividends declared per common share by basic earnings per common share, was 35.14% in 2011 compared to 50.85% in 2010. BB&T has paid a cash dividend to shareholders every year since 1903. A discussion of dividend restrictions is included in Note 16 “Regulatory Requirements and Other Restrictions” in the “Notes to Consolidated Financial Statements” and in the “Regulatory Considerations” section.

Replacement Capital Covenant

As further described below and reflected in the table, BB&T has entered into a transaction involving the issuance of capital securities (“Capital Securities”) by a Delaware statutory trust formed by the Company (the “Trust”). Simultaneously with the closing of this transaction, BB&T entered into a replacement capital covenant (the “Replacement Capital Covenant”) for the benefit of persons that buy, hold or sell a specified series of long-term indebtedness of the Company or its largest depository institution subsidiary (the “Specified Debt”). The Replacement Capital Covenant was amended effective November 18, 2011 and provides that neither BB&T nor any of its subsidiaries (including the Trust) will repay, redeem or purchase any of the Capital Securities and the securities held by the Trust (the “Other Securities”), as applicable, on or before the date specified in the Replacement Capital Covenant, with certain limited exceptions, except to the extent that, prior to the date of that repayment, redemption or purchase, the Company has received proceeds from the sale of qualifying securities that (i) have equity-like characteristics that are the same as, or more equity-like than, the applicable characteristics of the Capital Securities or Other Securities, as applicable, at the time of repayment, redemption or purchase, and (ii) the Company has obtained the prior approval of the Federal Reserve Board, if such approval is then required by the Federal Reserve Board.

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

On June 27, 2006, BB&T’s Board of Directors granted authority under a plan (the “2006 Plan”) for the repurchase of up to 50 million shares of BB&T’s common stock as needed for general corporate purposes. The 2006 Plan also authorizes the repurchase of the remaining shares from the previous authorization. The 2006 Plan remains in effect until all the authorized shares are repurchased unless modified by the Board of Directors. No shares were repurchased in connection with the 2006 Plan during 2011, 2010 or 2009.

Table 4

Share Repurchase Activity

	Total Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Shares Purchased Pursuant to Publicly-Announced Plan	Maximum Remaining Number of Shares Available for Repurchase Pursuant to Publicly-Announced Plan
	(Shares in thousands)
October 1-31, 2011	5	$21.79	—	44,139
November 1-30, 2011	3	23.21	—	44,139
December 1-31, 2011	1	22.91	—	44,139

Total	9	22.39	—	44,139

(1)	Repurchases reflect shares exchanged or surrendered in connection with the exercise of equity-based awards under BB&T’s equity-based compensation plans.
(2)	Excludes commissions.

Equity Compensation Plan Information

The following table provides information concerning securities to be issued upon the exercise of outstanding equity-based awards, the weighted average price of such awards and the securities remaining available for future issuance as of December 31, 2011.

Table 5

Equity Compensation Plan Information

Plan Category	(a)(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b)(1) Weighted-average exercise price of outstanding options, warrants and rights	(c)(1)(2) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))
Equity compensation plans approved by security holders	58,767,079	$26.54	15,178,044
Equity compensation plans not approved by security holders	—	—	—

Total	58,767,079	26.54	15,178,044

(1)	The table above does not include 80,105 options outstanding at December 31, 2011, at a weighted-average exercise price of $29.54, which are administered under First Virginia option plans that were assumed by BB&T in its acquisition by merger of First Virginia. No future options will be issued under the First Virginia plans.
(2)	All awards remaining available for future issuance will be issued under the terms of the BB&T Corporation 2004 Stock Incentive Plan, as amended by the Corporation’s shareholders at the 2009 Annual Meeting of Shareholders.

Performance Graph

Set forth below is a graph comparing the total returns (assuming reinvestment of dividends) of BB&T Common Stock, the S&P 500 Index, and an Industry Peer Group Index. The graph assumes $100 invested on December 31, 2006 in BB&T Common Stock and in each of the indices. In 2011, the financial holding companies in the Industry Peer Group Index (the “Peer Group”) were Comerica Incorporated, Fifth-Third Bancorp, Huntington Bancshares, Incorporated, KeyCorp, M&T Bank Corporation, PNC Financial Services Group, Inc., Regions Financial Corporation, SunTrust Banks, Inc., U.S. Bancorp and Zions Bancorporation. The Peer Group consists of financial and bank holding companies with assets between approximately $50 billion and $350 billion as of December 31, 2011.

Comparison of 5 Year Cumulative Total Return*

Among BB&T Corporation, the S&P 500 Index,

and BB&T’s Peer Group

*	$100 invested on 12/31/06 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	Cumulative Total Return
	12/06	12/07	12/08	12/09	12/10	12/11
BB&T Corporation	$100.00	$72.87	$69.72	$68.40	$72.45	$71.09
S&P 500	100.00	105.49	66.58	84.20	96.89	98.94
BB&T’s Peer Group	100.00	77.80	49.23	45.97	60.23	53.40

ITEM 6.  SELECTED FINANCIAL DATA (1)

(Dollars in millions, except per share data, shares in thousands)

							Five Year Compound Growth Rate
	As of/ For the Years Ended December 31,
	2011	2010	2009	2008	2007	2006
Summary of Operations:
Interest income	$6,885	$7,115	$6,884	$7,207	$7,894	$6,893	—%
Interest expense	1,378	1,795	2,040	2,969	4,014	3,185	(15.4)

Net interest income	5,507	5,320	4,844	4,238	3,880	3,708	8.2
Provision for credit losses	1,190	2,638	2,811	1,445	448	240	37.7

Net interest income after provision for credit losses	4,317	2,682	2,033	2,793	3,432	3,468	4.5
Noninterest income	3,113	3,957	3,934	3,197	2,774	2,521	4.3
Noninterest expense	5,802	5,670	4,931	3,911	3,624	3,511	10.6

Income before income taxes	1,628	969	1,036	2,079	2,582	2,478	(8.1)
Provision for income taxes	296	115	159	550	836	945	(20.7)

Net income	1,332	854	877	1,529	1,746	1,533	(2.8)

Noncontrolling interest	43	38	24	10	12	5	53.8
Dividends and accretion on preferred stock	—	—	124	21	—	—	NM

Net income available to common shareholders	$1,289	$816	$729	$1,498	$1,734	$1,528	(3.3)

Per Common Share:
Average shares outstanding:
Basic	696,532	692,489	629,583	548,847	547,184	539,140	5.3
Diluted	705,168	701,039	635,619	552,498	551,755	543,891	5.3
Earnings:
Basic	$1.85	$1.18	$1.16	$2.73	$3.17	$2.84	(8.2)
Diluted	1.83	1.16	1.15	2.71	3.14	2.81	(8.2)
Cash dividends declared (2)	0.65	0.60	0.92	1.87	1.80	1.64	(16.9)
Book value	24.98	23.67	23.47	23.16	23.14	21.69	2.9

Average Balances:
Securities, at amortized cost	$29,923	$27,610	$31,226	$23,402	$21,731	$20,110	8.3
Loans and leases (3)	105,962	104,787	102,146	95,195	87,952	79,313	6.0
Other assets	27,081	27,261	21,810	18,284	16,737	14,905	12.7

Total assets	$162,966	$159,658	$155,182	$136,881	$126,420	$114,328	7.3

Deposits	$112,318	$106,773	$102,381	$88,831	$83,501	$77,230	7.8
Long-term debt	22,257	21,653	19,085	19,839	18,045	14,628	8.8
Other liabilities	11,124	14,346	17,478	14,678	12,659	10,939	0.3
Shareholders’ equity	17,267	16,886	16,238	13,533	12,215	11,531	8.4

Total liabilities and shareholders’ equity	$162,966	$159,658	$155,182	$136,881	$126,420	$114,328	7.3

							5.3
Period-End Balances:
Total assets	$174,579	$157,081	$165,764	$152,015	$132,618	$121,351	7.5
Loans and leases (3)	111,205	107,264	106,207	98,669	91,686	83,591	5.9
Deposits	124,939	107,213	114,965	98,613	86,766	80,971	9.1
Long-term debt	21,803	21,730	21,376	18,032	18,693	15,904	6.5
Shareholders’ equity	17,480	16,498	16,241	16,081	12,664	11,826	8.1

Selected Ratios:
Rate of return on:
Average total assets	0.82%	0.54%	0.56%	1.12%	1.38%	1.34%
Average common equity	7.49	4.85	4.93	11.44	14.25	13.35
Average total equity	7.71	5.06	5.40	11.30	14.30	13.30
Dividend payout	35.14	50.85	79.31	68.50	56.78	57.75
Average equity to average assets	10.60	10.58	10.46	9.89	9.66	10.09

(1)	Amounts include the impact of the Colonial acquisition which was completed on August 14, 2009.
(2)	2011 included a special $0.01 dividend.
(3)	Loans and leases are net of unearned income and include loans held for sale.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Significant accomplishments in 2011

In the opinion of BB&T’s management, the Corporation’s most significant accomplishments during 2011 were as follows:

•	Credit quality improved significantly – nonperforming assets, excluding covered foreclosed property, declined $1.5 billion, or 38.3%

•	Increased cash dividend as a result of improved earnings – maintained one of the highest dividend yields of the 19 stress tested banks

•	Total end of period deposits increased 16.5% – mix improved with 24.5% growth in noninterest-bearing deposits

•	Total end of period loans increased 3.7% – growth accelerated during the year and diversification improved with less exposure to higher-risk real estate loans

•	Strong performance in specialized lending, large corporate banking, wealth management, payment services, direct retail lending and mortgage production

•	Continued to enhance risk management structure

Challenges

BB&T’s business has become more dynamic and complex in recent years. Consequently, management has annually evaluated and, as necessary, adjusted the Corporation’s business strategy in the context of the current operating environment. During this process, management considers the current financial condition and performance of the Company and its expectations for future economic activity, both on a national and local market scale. The achievement of BB&T’s key strategic objectives and established long-term financial goals is subject to many uncertainties and challenges. In the opinion of management, the challenges that are most relevant and likely to have a near term impact on performance are presented below:

•	Slow growth in the U.S. economy and economic impact from European crisis

•	Intense competition within the financial services industry

•	Cost and risk associated with the regulatory initiatives

Overview of Significant Events and Financial Results

The year 2011 was an outstanding year for BB&T considering the challenges facing the economy and financial services industry. The Company made significant progress towards emerging from the credit cycle. In addition, loan and deposit growth improved throughout the year, along with an improved diversification mix.

Consolidated net income available to common shareholders for 2011 totaled $1.3 billion, an increase of $473 million, or 58.0%, compared to $816 million earned during 2010. On a diluted per common share basis, earnings for 2011 were $1.83, compared to $1.16 for 2010. BB&T’s results of operations for 2011 produced a return on average assets of 0.82% and a return on average common shareholders’ equity of 7.49% compared to prior year ratios of 0.54% and 4.85%, respectively.

BB&T’s revenues for 2011 were $8.8 billion, on a tax-equivalent basis, which was down 6.9% compared to 2010. This was primarily due to lower noninterest income in the current year. The majority of the decline in noninterest income was due to fewer net securities gains and a decline in FDIC loss share income. Net interest income, on a taxable-equivalent basis, was up 3.6% compared to 2010, due to asset growth and a higher net interest margin. The improvement in the net interest margin reflects higher yields on assets acquired in the Colonial acquisition and lower funding costs.

Credit costs improved significantly during 2011, as nonperforming assets, excluding covered foreclosed property, declined $1.5 billion, or 38.3%, compared to year-end 2010 and the overall quality of the loan portfolio improved. BB&T recorded a $1.2 billion provision for credit losses in 2011 compared to a $2.6 billion provision for credit losses recorded during 2010. Net charge-offs for 2011 totaled $1.7 billion compared to $2.5 billion for 2010. Net charge-offs for 2011 and 2010 included $87 million and $605 million, respectively, related to the nonperforming assets disposition strategy management began in the second quarter of 2010 and completed during the fourth quarter of 2011. In addition, there were $149 million and $90 million of losses in noninterest income related to sales and write-downs on commercial loans held for sale during 2011 and 2010, respectively. Foreclosed property expenses remained elevated in 2011, and totaled $802 million compared to $747 million in 2010. Management recorded additional write-downs during the latter-half of 2011 to accelerate its disposition efforts related to foreclosed property.

BB&T’s total assets at December 31, 2011 were $174.6 billion, an increase of $17.5 billion, or 11.1%, compared to December 31, 2010. The growth in total assets reflects an increase of $13.2 billion in the total securities portfolio and $3.9 billion in total loans and leases. The increase in the securities portfolio was due to strong deposit growth and management’s strategy to comply with the proposed Basel III liquidity guidelines. Growth in total loans and leases accelerated during the year, as improved demand outpaced the runoff portfolios.

Total deposits at December 31, 2011 were $124.9 billion, an increase of $17.7 billion, or 16.5%, from December 31, 2010. The increase in deposits was primarily due to strong growth in noninterest-bearing and interest-bearing balances from high-quality corporate clients, as part of management’s efforts to comply with the proposed Basel III liquidity guidelines. BB&T has continued to improve the deposit mix with noninterest-bearing accounts representing 20.6% of total deposits at December 31, 2011, compared with 19.2% at December 31, 2010.

Total shareholders’ equity increased 6.0% compared to December 31, 2010. BB&T’s common equity increased primarily as a result of retained earnings. The Tier 1 common ratio was 9.7% at December 31, 2011 compared to 9.1% at December 31, 2010. In addition, the Tier 1 risk-based capital and total risk-based capital ratios were 12.5% and 15.7% at December 31, 2011, respectively. BB&T’s risk-based and tangible capital ratios remain well above regulatory standards for well-capitalized banks. As of December 31, 2011, measures of tangible capital were not required by the regulators and, therefore, were considered non-GAAP measures. Refer to the section titled “Capital” herein for a discussion of how BB&T calculates and uses these measures in the evaluation of the Company.

On November 1, 2011, BB&T announced that it had entered into an agreement to acquire Fort Lauderdale, Florida-based BankAtlantic, a wholly-owned subsidiary of BankAtlantic Bancorp. Under the terms of the agreement, BB&T will acquire approximately $2.1 billion in loans and assume approximately $3.3 billion in deposits for an estimated premium of $301 million above the net asset value of BankAtlantic at closing. This represents a 9.05% deposit premium based on September 30, 2011 balances. The acquisition excludes all of BankAtlantic’s nonperforming and other criticized assets identified at September 30, 2011. No BankAtlantic Bancorp obligations are being assumed in the transaction. The premium to be paid by BB&T is subject to adjustment based on actual deposit balances at close, but in no event will it exceed $316 million. Excluding one-time merger costs, BB&T expects the transaction to be accretive to earnings per share in 2012. The transaction was approved by the boards of directors of both companies. Federal and state regulatory approvals will be required.

BB&T also has recently announced the acquisitions of several insurance agencies. Early in 2012, BB&T announced the acquisition of the life and property and casualty insurance operating divisions of Roseland, New Jersey-based Crump Group Inc. for $570 million in cash. Crump is the largest independent wholesale distributor of life insurance and one of the largest providers of wholesale commercial insurance brokerage and specialty programs in the U.S. The transaction, which exceeds BB&T’s minimum acquisition criteria, is expected to add approximately $300 million in annual revenue and approximately $570 million of intangible assets to BB&T Insurance. The transaction, which is subject to regulatory approval, does not include Crump’s retirement services business (Ascensus). During the third and fourth quarters of 2011, BB&T announced the acquisitions of Liberty Benefit Insurance Services (“Liberty”) of San Jose, California, Atlantic Risk Management Corporation (“Atlantic Risk”) of Columbia, Maryland and the Precept Group (“Precept”), with offices in Irvine and San Ramon, California. Liberty is a full-service employee benefits broker that partners with large commercial clients to assist them with managing rising health care costs, changing regulations and complex benefits administration. Atlantic Risk is a commercial property and casualty and employee benefits broker that provides risk management consulting and a full array of business insurance products and services. Precept serves middle-market and large corporate clients, ranging from 50 to 50,000 employees, with benefits consulting, procurement, administration outsourcing, health management, retirement and online enrollment services.

Reclassifications

In certain circumstances, reclassifications have been made to prior period information to conform to the 2011 presentation. Such reclassifications had no effect on previously reported shareholders’ equity or net income.

Critical Accounting Policies

The accounting and reporting policies of BB&T Corporation and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. BB&T’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Different assumptions in the application of these policies could result in material changes in BB&T’s consolidated financial position and/or consolidated results of operations and related disclosures. The more critical accounting and reporting policies include BB&T’s accounting for the allowance for credit losses, determining fair value of financial instruments, intangible assets and other purchase accounting related adjustments associated with mergers and acquisitions, costs and benefit obligations associated with BB&T’s pension and postretirement benefit plans, and income taxes. Understanding BB&T’s accounting policies is fundamental to understanding BB&T’s consolidated financial position and consolidated results of operations. Accordingly, BB&T’s significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in detail in Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements.”

The following is a summary of BB&T’s critical accounting policies that are highly dependent on estimates, assumptions and judgments. These critical accounting policies are reviewed with the Audit Committee of BB&T’s Board of Directors on a periodic basis.

Allowance for Credit Losses

It is the policy of BB&T to maintain an allowance for loan and lease losses and a reserve for unfunded lending commitments that represent management’s best estimate of probable credit losses inherent in the portfolio at the balance sheet date. Estimates for loan and lease losses are determined by analyzing historical loan and lease losses, historical loan and lease migration to charge-off experience, current trends in delinquencies and charge-offs, expected cash flows on purchased loans, current assessment of problem loans and leases, the results of regulatory examinations, and changes in the size, composition and risk assessment of the loan and lease portfolio. For restructured loans, default expectations and estimated slower prepayment speeds that are specific to each of the restructured loan populations are incorporated in the determination of the allowance for loan and lease losses. Also included in management’s estimates for loan and lease losses are considerations with respect to the impact of current economic events, the outcomes of which are uncertain. These events may include, but are not limited to, fluctuations in overall interest rates, political conditions, legislation that may directly or indirectly affect the banking industry and economic conditions affecting specific geographical areas and industries in which BB&T conducts business. The methodology used to determine an estimate for the reserve for unfunded lending commitments is inherently similar to the methodology used in calculating the allowance for loans and leases adjusted for factors specific to binding commitments, including the probability of funding and exposure at the time of funding. A detailed discussion of the methodology used in determining the allowance for loan and lease losses and the reserve for unfunded lending commitments is included in Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements.”

Fair Value of Financial Instruments

A significant portion of BB&T’s assets and certain liabilities are financial instruments carried at fair value. This includes securities available for sale, trading securities, derivatives, certain loans held for sale, residential mortgage servicing rights and venture capital investments. At December 31, 2011, the percentage of total assets and total liabilities measured at fair value on a recurring basis was 16.6% and 1.0%, respectively. The vast majority of assets and liabilities carried at fair value are based on either quoted market prices or market prices for similar instruments. At December 31, 2011, 6.5% of assets measured at fair value on a recurring basis were based on significant unobservable inputs. This is 1.1% of BB&T’s total assets. See Note 18 “Fair Value Disclosures” in the “Notes to Consolidated Financial Statements” herein for additional disclosures regarding the fair value of financial instruments.

Securities

The fair values for available-for-sale and trading securities are generally based upon observable market prices for similar instruments or quoted market prices. BB&T generally utilizes a third-party pricing service in determining the fair value of its securities portfolio. The pricing service uses observable inputs when available including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids and offers. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. Management performs various procedures to evaluate the accuracy of the fair values provided by the third-party service. These procedures include back-testing to compare the price realized on security sales to the daily pricing information received from the third party pricing service, comparison of a sample of pricing information received from the third party pricing service to other third party pricing sources, and review of additional information provided by the third party pricing service for selected securities. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment by management. As of December 31, 2011, BB&T had approximately $984 million of available-for-sale securities, which is less than 1% of total assets, valued using unobservable inputs. This total is almost entirely non-agency mortgage-backed securities that are covered by a loss sharing agreement with the FDIC.

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

Mortgage Servicing Rights

BB&T has a significant mortgage loan servicing portfolio and related mortgage servicing rights (“MSRs”). BB&T has two primary classes of MSRs for which it separately manages the economic risk: residential and commercial. Residential MSRs are primarily carried at fair value with changes in fair value recorded as a component of mortgage banking income each period. BB&T uses various derivative instruments to mitigate the income statement effect of changes in fair value, due to changes in valuation inputs and assumptions, of its residential MSRs. MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, BB&T estimates the fair value of residential MSRs using an option adjusted spread (“OAS”) valuation model to project MSR cash flows over multiple interest rate scenarios, which are then discounted at risk-adjusted rates. The OAS model considers portfolio characteristics, contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. BB&T reassesses and periodically adjusts the underlying inputs and assumptions in the OAS model to reflect market conditions and assumptions that a market participant would consider in valuing the MSR asset. When available, fair value estimates and assumptions are compared to observable market data and to recent market activity and actual portfolio experience. Due to the nature of the valuation inputs, MSRs are classified within Level 3 of the valuation hierarchy. The value of MSRs is significantly affected by mortgage interest rates available in the marketplace, which influence mortgage loan prepayment speeds. In general, during periods of declining interest rates, the value of MSRs declines due to increasing prepayments attributable to increased mortgage-refinance activity. Conversely, during periods of rising interest rates, the value of MSRs generally increases due to reduced refinance activity. Commercial MSRs are carried at the lower of cost or market and amortized over the estimated period that servicing income is expected to be received based on projections of the amount and timing of estimated future cash flows. The amount and timing of servicing asset amortization is based on actual results and updated projections. In addition, BB&T has approximately $14 million of residential MSRs that are valued at the lower of cost or market. These MSRs are associated with government sponsored programs that have prepayment assumptions that are difficult to model, which make it difficult to hedge the associated risk. Refer to Note 7 “Loan Servicing” in the “Notes to Consolidated Financial Statements” for quantitative disclosures reflecting the effect that changes in management’s assumptions would have on the fair value of MSRs.

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

Venture Capital and Similar Investments

BB&T has venture capital and similar investments that are carried at fair value. Changes in the fair value of these investments are recorded in other noninterest income each period. In many cases there are no observable market values for these investments and management must estimate the fair value based on a comparison of the operating performance of the company to multiples in the marketplace for similar entities. This analysis requires significant judgment and actual values in a sale could differ materially from those estimated. As of December 31, 2011, BB&T had $261 million of these investments, which is less than 1% of total assets.

Intangible Assets

BB&T’s mergers and acquisitions are accounted for using the acquisition method of accounting. Under the acquisition method, BB&T is required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which often involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques, all of which are inherently subjective. The amortization of identified intangible assets is based upon the estimated economic benefits to be received, which is also subjective. Acquisitions typically result in goodwill, which is subject to ongoing periodic impairment tests based on the fair value of net assets acquired compared to their carrying value. Refer to Note 1 in the “Notes to Consolidated Financial Statements” for a description of BB&T’s impairment testing process. While the excess of fair value over carrying value of some reporting units narrowed during the economic downturn, the results of BB&T’s most recent annual goodwill impairment analysis indicated that the fair value of each reporting unit exceeded its respective carrying value by at least 20%, with the exception of one reporting unit, which had allocated goodwill of approximately $3 million. Management considers the sensitivity of the significant assumptions in its impairment analysis including consideration of a 10% change in estimated future cash flows or the discount rate for each reporting unit.

Pension and Postretirement Benefit Obligations

BB&T offers various pension plans and postretirement benefit plans to employees. The calculation of the obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions. Actuarial assumptions used in the determination of future values of plan assets and liabilities are subject to management judgment and may differ significantly if different assumptions are used. The discount rate assumption used to measure the postretirement benefit obligations is set by reference to published high-quality bond indices, as well as certain hypothetical spot-rate yield curves. These yield curves were constructed from the underlying bond price and yield data collected as of the plan’s measurement date and are represented by a series of annualized, individual discount rates with durations ranging from six months to thirty years. Each discount rate in the curve was derived from an equal weighting of the double A or higher bond universe, apportioned into distinct maturity groups. For durations where no bond maturities were available, the discount rates for these maturities were extrapolated based on historical relationships from observable data in similar markets. These indices and hypothetical curves give only an indication of the appropriate discount rate because the cash flows of the bonds comprising the indices and curves do not match the projected benefit payment stream of the plan precisely. For this reason, BB&T also considers the individual characteristics of the plan, such as projected cash flow patterns and payment durations, when setting the discount rate. Management evaluated the sensitivity changes in the expected return on plan assets and the discount rate would have on pension expense for 2012. A decrease of 25 basis points in the discount rate would result in an additional pension expense of approximately $14 million for 2012. Based on the balance of plan assets on December 31, 2011, a decrease of one percent in the expected return on plan assets would result in an increase of approximately $25 million in pension expense for 2012. Refer to Note 14 “Benefit Plans” in the “Notes to Consolidated Financial Statements” for disclosures related to BB&T’s benefit plans.

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

Analysis of Results of Operations

Consolidated net income available to common shareholders totaled $1.3 billion for 2011, which generated basic earnings per common share of $1.85 and diluted earnings per common share of $1.83. Net income available to common shareholders for 2010 and 2009 was $816 million and $729 million, respectively. Basic earnings per common share were $1.18 in 2010 and $1.16 in 2009, while diluted earnings per common share were $1.16 and $1.15 for 2010 and 2009, respectively.

Two important and commonly used measures of bank profitability are return on average assets (net income as a percentage of average total assets) and return on average common shareholders’ equity (net income available to common shareholders as a percentage of average common shareholders’ equity). BB&T’s returns on average assets were 0.82%, 0.54%, and 0.56% for the years ended December 31, 2011, 2010 and 2009, respectively. The returns on average common shareholders’ equity were 7.49%, 4.85%, and 4.93% for the last three years.

Net Interest Income and Net Interest Margin

Net interest income is BB&T’s primary source of revenue. Net interest income is influenced by a number of factors, including the volume, mix and maturity of interest-earning assets and interest-bearing liabilities and the interest rates earned and paid thereon. The difference between rates earned on interest-earning assets and the cost of the supporting funds (with an adjustment made to tax-exempt items to provide comparability with taxable items, i.e., the “FTE” adjustment) is measured by the net interest margin.

For 2011, net interest income on an FTE-adjusted basis totaled $5.7 billion, compared with $5.5 billion in 2010 and $5.0 billion in 2009. Net interest income on an FTE-adjusted basis increased 3.6% in 2011 compared to 2010. The increase in net interest income was driven by lower funding costs, which declined $418 million compared to 2010. The improvement in funding costs reflects a more favorable mix of funding liabilities, benefits from the accelerated amortization of derivatives that were unwound in a gain position and decreases in rates paid on deposits. The improvement in funding costs more than offset lower yields on new loans and securities. In addition, net interest income was higher due to better performance from loans and securities acquired in the Colonial acquisition as cash flow expectations improved from the prior estimates. Net interest income increased 9.9% in 2010 compared to 2009. The increase in net interest income during 2010 resulted primarily from higher interest from the covered loan and securities portfolios, which were outstanding for the full year of 2010 compared to a partial year for 2009. In addition, the covered loan portfolio’s yield increased during 2010 as a result of improved expectations of cash flows from the original estimates. Net interest income for 2010 also benefited from lower funding costs, as management grew noninterest-bearing deposits and was able to reduce higher cost certificates and other interest-bearing liabilities.

The FTE-adjusted net interest margin is the primary measure used in evaluating the gross profit margin from the portfolios of earning assets. The FTE-adjusted net interest margin was 4.06% in 2011, 4.03% in 2010 and 3.66% in 2009. The improvement in the net interest margin in 2011 compared to 2010 primarily reflects the higher yields on covered loans and securities and lower funding costs. During 2010, the average yield on interest earning assets increased 19 basis points compared to the average yield during 2009, while the average cost of funds over the same time period decreased 21 basis points. The improvement in the net interest margin during 2010 was primarily due to the higher yield assets acquired in the Colonial acquisition and lower funding costs.

Management expects the net interest margin to be in the 3.85% to 3.95% range in the first quarter of 2012 due to runoff of the covered loan portfolio, lower investment yields, and an overall lower interest rate environment. Deposit costs are expected to continue to trend lower in 2012, which will benefit net interest income. The runoff of the covered loans will also result in a lower offset to noninterest income from the FDIC loss share asset. Despite the lower net interest margin, management expects net interest income to grow in 2012 due to an increase in earning assets.

The FTE yield on the total securities portfolio was 2.67% for the year ended December 31, 2011 compared to 3.89% for the prior year. The decrease in the annualized FTE yield on the average securities portfolio was primarily the result of management’s efforts to deleverage and de-risk the portfolio during 2010. The securities purchased included floating rate and other securities with lower yields. The yield on the securities portfolio benefited from higher yields on covered securities due to the impact of duration adjustments in the prior year.

The average annualized FTE yield for 2011 for the total loan portfolio was 5.87% compared to 5.88% for the prior year. The slight decrease in the FTE yield on the loan portfolio was primarily due to new loan volumes originated at lower rates, partially offset by the acquired loans from the Colonial transaction, which have produced higher yields due to better than expected performance.

The average rate paid on interest-bearing deposits dropped to 0.68% during 2011, from 1.05% in 2010. The average cost for interest-bearing deposits declined during 2011 as a result of the decrease in relatively higher-rate CDs and management’s ability to lower rates on other deposit products.

The rates paid on average short-term borrowings declined from 0.28% in 2010 to 0.27% during 2011. At December 31, 2011, the targeted Federal funds rate was a range of zero percent to 0.25%. The average rate on long-term debt during 2011 was 3.40%, a decrease of 56 basis points compared to the prior year. This reduction was due to new issuances at lower rates and the positive impact of accelerated amortization from certain derivatives that were unwound in a gain position.

The following table provides information related to covered and acquired loans, covered securities and the FDIC loss sharing asset recognized in the Colonial acquisition.

Table 6

Revenue, Net of Provision Impact from Acquired Assets (1)

	Years Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Interest income-loans	$1,070	$947	$238
Interest income-securities	168	142	50

Total interest income	1,238	1,089	288
Provision for covered loans	(71)	(144)	—
FDIC loss share income, net	(289)	(116)	14

Net revenue after provision for covered loans	$878	$829	$302

FDIC loss share income, net:
Offset to provision for covered loans	$57	$115	$—
Accretion due to credit loss improvement	(297)	(203)	23
Accretion for securities	(49)	(28)	(9)

Total	$(289)	$(116)	$14

(1)	Presents amounts related to covered and acquired loans, covered securities and the FDIC loss sharing asset recognized in the Colonial acquisition. Excludes all amounts related to other assets acquired and liabilities assumed in the acquisition.

Interest income for 2011 on loans and securities acquired in the Colonial acquisition increased $149 million compared to 2010, which was offset by a decrease in FDIC loss share income. The majority of the increase is related to loans and reflects higher expected cash flows based on the quarterly cash flow reassessment process. The yield on covered and other acquired loans for 2011 was 19.28% compared to 13.26% in 2010. At December 31, 2011, the accretable yield balance on these loans was $1.8 billion. Accretable yield represents the excess of future cash flows above the current net carrying amount of loans and will be recognized into income over the remaining life of the covered and acquired loans. The increase in interest income on securities compared to the corresponding periods of the prior year was primarily a result of security duration adjustments in the prior year, which is offset in FDIC loss share income.

During 2011 and 2010, BB&T reclassified $334 million and $793 million, respectively, from the nonaccretable balance to accretable yield for purchased nonimpaired loans. During 2011 and 2010, BB&T reclassified $45 million and $405 million, respectively, from the nonaccretable balance to accretable yield for purchased impaired loans. These reclassifications were primarily the result of increased cash flow estimates resulting from improved loss expectations. These amounts are recognized as prospective yield adjustments and result in increased interest income over the remaining lives of the loan pools.

The provision for covered loans was $71 million in 2011, a decrease of $73 million compared to the 2010. The provision expenses recorded during 2011 and 2010 resulted from the reassessment process, which showed decreases in expected cash flows in certain loan pools that were partially offset by recoveries in other previously impaired loan pools.

FDIC loss share income, net decreased $173 million compared to 2010 primarily due to the impact of cash flow reassessments that generated additional interest income and a reduction of amounts due from the FDIC as a result of decreased loss projections on covered loans.

The following table sets forth the major components of net interest income and the related annualized yields and rates for 2011, 2010 and 2009, as well as the variances between the periods caused by changes in interest rates versus changes in volumes. Changes attributable to the mix of assets and liabilities have been allocated proportionally between the changes due to rate and the changes due to volume.

Table 7

FTE Net Interest Income and Rate / Volume Analysis

Years Ended December 31, 2011, 2010 and 2009

										2011 vs. 2010			2010 vs. 2009
	Average Balances			Yield/Rate			Income/Expense			Increase	Change due to		Increase	Change due to
	2011	2010	2009	2011	2010	2009	2011	2010	2009	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
	(Dollars in millions)
Assets
Total securities, at amortized cost: (1)(2)
U.S. government-sponsored entities (GSE)	$288	$568	$1,400	1.52%	3.67%	3.86%	$4	$21	$54	$(17)	$(9)	$(8)	$(33)	$(2)	$(31)
Mortgage-backed securities issued by GSE	25,305	22,310	25,419	1.86	3.24	4.14	472	723	1,052	(251)	(338)	87	(329)	(211)	(118)
States and political subdivisions	1,895	2,047	2,218	5.72	5.49	5.67	109	112	126	(3)	5	(8)	(14)	(5)	(9)
Non-agency mortgage-backed securities	528	1,174	1,447	6.72	5.87	5.82	35	69	84	(34)	9	(43)	(15)	1	(16)
Other securities	658	313	302	1.55	2.16	3.90	10	7	12	3	(2)	5	(5)	(5)	—
Covered securities	1,249	1,198	440	13.46	11.84	11.35	168	142	50	26	20	6	92	2	90

Total securities	29,923	27,610	31,226	2.67	3.89	4.41	798	1,074	1,378	(276)	(315)	39	(304)	(220)	(84)
Other earning assets (3)	3,207	2,933	2,293	0.62	0.55	0.79	20	17	18	3	1	2	(1)	(6)	5
Loans and leases, net of unearned income: (1)(4)(5)
Commercial loans and leases	48,061	48,777	50,074	4.09	4.23	4.21	1,968	2,063	2,110	(95)	(65)	(30)	(47)	8	(55)
Direct retail lending	13,800	13,948	14,730	5.11	5.29	5.47	705	737	806	(32)	(24)	(8)	(69)	(27)	(42)
Sales finance	7,202	6,766	6,392	4.88	5.87	6.46	352	397	413	(45)	(69)	24	(16)	(39)	23
Revolving credit	2,106	2,032	1,855	8.77	8.74	9.51	185	178	176	7	1	6	2	(15)	17
Residential mortgage	18,782	15,965	15,927	4.80	5.38	5.72	902	859	911	43	(99)	142	(52)	(54)	2
Other lending subsidiaries	8,280	7,778	7,141	11.51	11.46	11.51	953	892	822	61	4	57	70	(4)	74
Other acquired	50	85	52	34.10	16.43	10.81	17	14	6	3	10	(7)	8	4	4

Total loans and leases held for investment (excluding covered loans)	98,281	95,351	96,171	5.17	5.39	5.45	5,082	5,140	5,244	(58)	(242)	184	(104)	(127)	23
Covered loans	5,498	7,059	3,144	19.15	13.22	7.39	1,053	933	232	120	357	(237)	701	272	429

Total loans and leases held for investment	103,779	102,410	99,315	5.91	5.93	5.51	6,135	6,073	5,476	62	115	(53)	597	145	452
Loans held for sale	2,183	2,377	2,831	3.75	3.80	4.81	82	90	136	(8)	(1)	(7)	(46)	(26)	(20)

Total loans and leases	105,962	104,787	102,146	5.87	5.88	5.49	6,217	6,163	5,612	54	114	(60)	551	119	432
Total earning assets	139,092	135,330	135,665	5.06	5.36	5.17	7,035	7,254	7,008	(219)	(200)	(19)	246	(107)	353

Nonearning assets	23,874	24,328	19,517

Total assets	$162,966	$159,658	$155,182

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$18,614	$16,477	$14,688	0.16	0.17	0.22	30	29	33	1	(2)	3	(4)	(8)	4
Money market and savings	41,287	34,942	30,097	0.31	0.50	0.76	129	175	228	(46)	(74)	28	(53)	(86)	33
Certificates and other time deposits	28,825	33,699	38,083	1.57	2.12	2.61	453	715	994	(262)	(168)	(94)	(279)	(173)	(106)
Foreign office deposits - interest-bearing	647	1,913	3,126	(0.37)	(0.11)	0.51	(2)	(2)	16	—	(2)	2	(18)	(14)	(4)

Total interest-bearing deposits	89,373	87,031	85,994	0.68	1.05	1.48	610	917	1,271	(307)	(246)	(61)	(354)	(281)	(73)
Federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds (1)	5,189	9,022	12,491	0.27	0.28	0.50	14	26	63	(12)	(1)	(11)	(37)	(23)	(14)
Long-term debt	22,257	21,653	19,085	3.40	3.96	3.73	757	856	711	(99)	(122)	23	145	46	99

Total interest-bearing liabilities	116,819	117,706	117,570	1.18	1.53	1.74	1,381	1,799	2,045	(418)	(369)	(49)	(246)	(258)	12

Noninterest-bearing deposits	22,945	19,742	16,387
Other liabilities	5,935	5,324	4,987
Shareholders’ equity	17,267	16,886	16,238

Total liabilities and shareholders’ equity	$162,966	$159,658	$155,182

Average interest rate spread				3.88%	3.83%	3.43%

Net interest margin/ net interest income				4.06%	4.03%	3.66%	$5,654	$5,455	$4,963	$199	$169	$30	$492	$151	$341

Taxable-equivalent adjustment							$147	$135	$119

(1)	Yields are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Total securities include securities available for sale and securities held to maturity.
(3)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, trading securities, FHLB stock and other earning assets.
(4)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(5)	Nonaccrual loans have been included in the average balances.

Provision for Credit Losses

The provision for credit losses recorded by BB&T in 2011 was $1.2 billion, compared with $2.6 billion in 2010 and $2.8 billion in 2009. The provision for credit losses decreased 54.9% during 2011. Included in the provision for credit losses during 2011 was $71 million related to covered loans. The provision for credit losses recorded for covered loans reflects lower expected cash flows on certain loan pools compared to the original estimates. Approximately 80% of this provision for credit losses is offset through a credit to noninterest income based on the provisions of the FDIC loss sharing agreements. The decrease in the provision for credit losses during 2011 compared to 2010 was primarily due to improving credit trends and outlook, as net charge-offs in 2011 decreased 34.3% compared to the prior year.

Net charge-offs were 1.57% of average loans and leases (or 1.59% excluding covered loans) for 2011 compared to 2.41% of average loans and leases (or 2.59% excluding covered loans) during 2010. Net charge-offs for 2011 included $87 million related to the transfer and sale of residential mortgage loans in the second quarter. This compares to $605 million of net charge-offs recorded in the prior year related to commercial and residential mortgage loans that were transferred to the held for sale portfolio. Excluding these items, net charge-offs were 1.50% and 1.97% of average loans and leases for 2011 and 2010, respectively. The largest decreases in the provision for credit losses for 2011 were in the commercial and residential mortgage portfolios. The decrease in the provision for credit losses during 2010 compared to 2009 was primarily due to the improving economic outlook that began to materialize in the latter part of 2010.

Noninterest Income

Noninterest income is a significant contributor to BB&T’s financial success. Noninterest income includes insurance income, service charges on deposit accounts, mortgage banking income, investment banking and brokerage fees and commissions, trust and investment advisory revenues, gains and losses on securities transactions, and commissions and fees derived from other activities. Management continues to focus on diversifying its sources of revenue to further reduce BB&T’s reliance on traditional spread-based interest income, as fee-based activities are a relatively stable revenue source during periods of changing interest rates.

The following table provides a breakdown of BB&T’s noninterest income:

Table 8

Noninterest Income

	Years Ended December 31,			% Change
				2011 v. 2010	2010 v. 2009

	2011	2010	2009
	(Dollars in millions)
Insurance income	$1,044	$1,041	$1,047	0.3%	(0.6)%
Service charges on deposits	563	618	690	(8.9)	(10.4)
Mortgage banking income	436	521	658	(16.3)	(20.8)
Investment banking and brokerage fees and commissions	333	352	346	(5.4)	1.7
Checkcard fees	271	274	227	(1.1)	20.7
Bankcard fees and merchant discounts	204	177	156	15.3	13.5
Trust and investment advisory revenues	173	159	139	8.8	14.4
Income from bank-owned life insurance	122	123	97	(0.8)	26.8
FDIC loss share income, net	(289)	(116)	14	149.1	NM
Securities gains (losses), net	62	554	199	(88.8)	178.4
Other income	194	254	361	(23.6)	(29.6)

Total noninterest income	$3,113	$3,957	$3,934	(21.3)	0.6

NM—not meaningful

Noninterest income was $3.1 billion for 2011, down 21.3% compared to 2010. The decline in noninterest revenue was due to fewer securities gains, lower income related to the FDIC loss share receivable, lower service charges on deposit accounts and lower mortgage banking revenues, while bankcard fees and merchant discounts and trust and investment advisory revenues grew compared to the prior year. Noninterest income was up slightly in 2010 compared to 2009. The growth in 2010 primarily was a result of an increase in securities gains and higher revenues from checkcard fees, bankcard fees and merchant discounts, and trust and investment advisory revenues, offset by lower revenues from BB&T’s mortgage banking operations, lower noninterest income from the FDIC loss share receivable, reduced service charges on deposit accounts and lower revenues from other noninterest income sources. The major categories of noninterest income and fluctuations in these amounts are discussed in the following paragraphs. These fluctuations include the impact of acquisitions.

Income from BB&T’s insurance agency/brokerage operations was the largest source of noninterest income. Insurance income was up slightly in 2011, as pricing for premiums remained soft throughout the year. Insurance income was down slightly in 2010. Insurance commissions declined $29 million during 2010 reflecting continued softness in the industry’s pricing for premiums, which was partially offset by an increase of $23 million in insurance income from underwriting activities. The decline in insurance commissions was primarily related to property and casualty insurance.

Service charges on deposit accounts represent BB&T’s second largest category of noninterest revenue. Service charges declined $55 million, or 8.9%, in 2011. Service charge revenue declined $72 million, or 10.4%, during 2010. The decreases in 2011 and 2010 were largely a result of a decline in overdraft fees as a result of mid-2010 changes to BB&T’s overdraft policies that were partially in response to new regulation. In 2011, management implemented various changes to deposit related products, which generated additional revenue and partially offset the reduction in overdraft fees.

Income from mortgage banking activities includes gains and losses from the sale of mortgage loans, revenue from servicing mortgage loans, valuation adjustments for mortgage servicing rights, mortgage servicing rights-related derivative gains/losses and the amortization or realization of expected mortgage servicing rights cash flows. Mortgage banking income totaled $436 million, $521 million and $658 million during 2011, 2010 and 2009, respectively. The decrease of $85 million in 2011 was primarily due to a decline of $97 million in residential mortgage production revenues due to lower volumes and pricing in 2011 and the decision in the third quarter of 2010 to retain a portion of 10 to 15 year mortgage production. This decline was partially offset by higher servicing revenues as a result of growth in the servicing portfolio and higher revenues from commercial mortgage banking revenues. Included in mortgage banking income for 2011 is a negative valuation adjustment of $341 million related to changes in assumptions for residential mortgage servicing rights that are carried at fair value. This was more than offset by gains of $394 million from derivative financial instruments used to manage the economic risk. Approximately $293 million of the decline in the valuation of the residential mortgage servicing rights was due to increases in the prepayment speed assumption as a result of a decrease in interest rates. During 2011, management also revised its servicing cost assumption based on changes to regulations and industry standards that impact the mortgage servicing industry. The change in the servicing cost assumption resulted in a decline of approximately $30 million in the valuation of the mortgage servicing asset. BB&T was not a party to the consent orders issued to various mortgage servicers in the second quarter of 2011, however certain changes will impact the entire industry and are considered in the Company’s quarterly valuation. Mortgage banking income decreased $137 million, or 20.8%, during 2010, following a record year in 2009. Residential mortgage production income declined $156 million compared with 2009 due to lower gains on sales in the current year, as originations declined and the proportion of loans sold decreased due to a decision in the third quarter of 2010 to retain a portion of 10 to 15 year mortgage production. Residential mortgage servicing income was relatively flat in 2010 compared to 2009, as growth in servicing fees of $36 million from an increase in the size of the loan servicing portfolio was offset by a $35 million unfavorable net change in the valuation for mortgage servicing rights and related economic hedging activities. Commercial mortgage banking income was up $21 million, or 46.7%, in 2010 due to improved market conditions.

Investment banking and brokerage fees and commissions decreased $19 million, or 5.4%, compared to 2010, which increased $6 million, or 1.7%, compared to 2009. The decrease in 2011 was largely driven by lower revenues at BB&T Capital Markets, a division of Scott & Stringfellow, due to weaker market conditions during the year and a record fourth quarter in 2010. The increase in 2010 was largely driven by record fourth quarter performance as market conditions temporarily improved and more equity and fixed income deals were brought to market.

Checkcard fees decreased slightly in 2011 compared to 2010, due to the Durbin Amendment to the Dodd-Frank Act, which was implemented on October 1, 2011. The decrease resulting from the implementation was more than offset by higher volumes during the year. The Durbin amendment limited the rate banks could assess for debit card transactions. In 2010, checkcard fees were up $47 million, or 20.7%, on higher volumes.

Bankcard fees and merchant discounts increased $27 million in 2011 and $21 million in 2010 compared to 2009. The increased bankcard fees were the result of higher volumes for both retail and commercial bankcard activities.

Trust and investment advisory revenues are based on the types of services provided as well as the overall value of the assets managed, which is affected by stock market conditions. In 2011, trust and investment advisory revenues increased $14 million, or 8.8%, due to improved market conditions. During 2010, trust and investment advisory revenues increased by $20 million, or 14.4%, compared to 2009, primarily due to fee increases and improved market conditions.

Income from bank-owned life insurance was $122 million for 2011 compared to $123 million in 2010 and $97 million in 2009. The increase in 2010 compared to 2009 was primarily due to new purchases and excess death proceeds.

FDIC loss share income reflects the offset to the provision for covered loans, accretion of the FDIC receivable due to credit loss improvement and accretion related to covered securities. During 2011 and 2010, covered loans experienced better performance than originally anticipated resulting in additional interest income. A significant portion of the increases in interest income for 2011 and 2010 was offset by reductions in noninterest income. For 2011 and 2010, noninterest income was reduced by $297 million and $203 million, respectively, related to improvement in loan performance. These decreases in income were partially offset by increases of $57 million and $115 million, respectively, which reflected approximately 80% of the provision for credit losses recorded on covered loans for 2011 and 2010.

BB&T recognized $62 million in net securities gains during 2011. The net securities gains during 2011 included $174 million of net gains realized from securities sales and $112 million of other-than-temporary impairments. The other-than-temporary impairment charges recognized during 2011 are due to weaker actual and forecasted collateral performance for non-agency mortgage-backed securities. BB&T recognized $554 million in net securities gains during 2010. The net securities gains recognized in 2010 included $585 million of net gains realized from securities sales and $31 million of losses as a result of other-than-temporary impairments. The large increase in securities gains during 2010 reflects the results of the balance sheet deleveraging strategy that was executed during the second quarter of 2010 and the de-risking of the investment portfolio that began during the third quarter of 2010 and was completed in the fourth quarter. Refer to the “Analysis of Financial Condition – Investment Activities” section for a detailed discussion of strategies executed during the years presented.

Other income decreased $60 million in 2011 compared to 2010, primarily due to losses and write-downs on commercial loans that were transferred to the loans held for sale portfolio in 2010 in connection with management’s nonperforming loan disposition strategy. There was a total of $149 million of losses and write-downs recorded in 2011 compared to $90 million in 2010. Other income decreased $107 million in 2010 compared to 2009, primarily due to losses and write-downs on commercial loans that were transferred to the loans held for sale portfolio in connection with management’s nonperforming loan disposition strategy.

Noninterest revenue sources have been negatively impacted by many regulatory initiatives over the past several years, including changes to Regulation E, posting order of client transactions and limits on interchange revenue. Management now estimates that this has negatively impacted revenues by approximately $360 million on an annual run rate basis beginning in 2012. To date, management has implemented or identified changes in products and fees to offset slightly over half of the potential lost revenue and is continuing to evaluate the Company’s product offerings in an effort to eliminate, to the extent possible, the negative financial impacts of these regulatory changes. Management currently expects noninterest income to increase during 2012 compared to 2011.

Noninterest Expense

Noninterest expense totaled $5.8 billion in 2011, $5.7 billion in 2010 and $4.9 billion in 2009. Noninterest expense includes certain merger-related and restructuring charges recorded during the years 2011, 2010 and 2009 as noted in the Table 10 below. These amounts totaled $16 million in 2011, $69 million in 2010, and $38 million in 2009. Additional disclosures related to these merger-related and restructuring charges are presented in “Merger-Related and Restructuring

Charges.” The table below shows the components of noninterest expense and the discussion that follows explains the composition of certain categories and the factors that caused them to change in 2011 and 2010. The increase during 2010 was impacted by the acquisition of Colonial, which occurred in August of 2009.

Table 9

Noninterest Expense

	Years Ended December 31,			% Change
				2011 v. 2010	2010 v. 2009

	2011	2010	2009
	(Dollars in millions)
Personnel expense:
Salaries and wages	$2,243	$2,153	$2,000	4.2%	7.7%
Pension and other employee benefits	484	463	517	4.5	(10.4)

Total personnel expense	2,727	2,616	2,517	4.2	3.9

Foreclosed property expense	802	747	356	7.4	109.8
Occupancy and equipment expense:
Net occupancy expense on bank premises	394	378	366	4.2	3.3
Furniture and equipment expense	222	230	213	(3.5)	8.0

Total occupancy and equipment expense	616	608	579	1.3	5.0

Loan processing expenses	227	201	147	12.9	36.7
Regulatory charges	212	211	230	0.5	(8.3)
Professional services	174	170	130	2.4	30.8
Software expense	118	117	94	0.9	24.5
Amortization of intangibles	99	122	114	(18.9)	7.0
Merger-related and restructuring charges, net	16	69	38	(76.8)	81.6
Other expenses:
Deposit related expense	57	61	53	(6.6)	15.1
Operational losses	17	12	60	41.7	(80.0)
Miscellaneous expenses	737	736	613	0.1	20.1

Total other expenses	811	809	726	0.2	11.4

Total noninterest expense	$5,802	$5,670	$4,931	2.3	15.0

Total personnel expense is the largest component of noninterest expense and includes salaries and wages, as well as pension and other employee benefit costs. Total personnel expense increased 4.2% during 2011. The increase included an additional $90 million for salaries and wages due to customary salary increases and higher incentive expense resulting from improved performance and production-related businesses. Pension and employee benefits expense was up $21 million, largely due to higher pension expense. Management expects pension expense to be approximately $70 million higher in 2012 due to the change in the discount rate. Total personnel expense increased $99 million, or 3.9%, in 2010. This increase was primarily driven by increases in salaries and wages of $153 million, which includes the impact of acquisitions. This increase was partially offset by a $54 million decrease in pension plan expense. The decrease in pension expense was largely a result of an increase in the value of pension assets during 2009, which resulted in an increase in the estimated return on plan assets and a decrease in the amortization of net actuarial losses for 2010. Additional disclosures relating to BB&T’s benefit plans can be found in Note 14 “Benefit Plans” in the “Notes to Consolidated Financial Statements.”

Foreclosed property expenses include the gain or loss on sale of foreclosed property, valuation adjustments resulting from updated appraisals, and the ongoing expense of maintaining foreclosed properties. Foreclosed property expense increased $55 million in 2011 and $391 million in 2010. The increase in 2011 was largely due to an increase of $78 million for losses and write-downs, partially offset by a decrease of $23 million for maintenance and repair costs. Included in the losses and write-downs for 2011 was a $220 million liquidity valuation adjustment in the fourth quarter related to management’s decision to implement a more aggressive shorter period disposition strategy for foreclosed properties. The increase of $391 million for 2010 was primarily due to higher losses and write-downs and rising maintenance costs, which increased $331 million and $60 million, respectively. The carrying value of BB&T’s inventory of foreclosed property decreased $723 million, or 57.4%, during 2011 and $192 million during 2010. The decline in inventory during 2011 reflects management’s more aggressive efforts to liquidate properties and fewer inflows. Management expects foreclosed property will trend lower throughout 2012, with quarterly expense averaging less than $100 million.

Net occupancy and equipment expense increased slightly in 2011 and by $29 million, or 5.0%, in 2010. The increase in 2010 was largely a result of increased rent expense related to the Colonial acquisition.

Loan processing expenses increased $26 million in 2011 compared to 2010 and $54 million during 2010 compared to 2009. The 2011 increase includes a $12 million increase for losses related to repurchase reserves on BB&T’s investor owned servicing portfolio. The 2010 increase includes additional costs related to the Colonial acquisition and a $23 million increase for losses related to repurchase reserves on BB&T’s investor owned servicing portfolio. BB&T had $123 million, $107 million and $33 million of loan repurchases and indemnification payments in 2011, 2010, and 2009, respectively. While these levels have increased the past two years, they remain modest compared to the industry and trended down each quarter during 2011.

Regulatory charges increased slightly in 2011 after a decline of $19 million in 2010. The decline in 2010 was primarily due to a special assessment of $68 million in 2009, which was offset by higher deposit insurance premiums in 2010. In 2011, the FDIC implemented a new methodology for deposit insurance, including changes required by the Dodd-Frank Act. The new methodology changed the assessment base from deposit liabilities to tangible assets and also introduced a new assessment framework to better assess the risk an institution poses to the deposit insurance fund. While BB&T’s asset base grew during 2011, which would have driven higher FDIC premiums, this was largely offset by improvements in credit quality measures.

The remaining noninterest expenses decreased a net $69 million, or 5.4%, compared to 2010, which reflected an increase of $185 million, or 16.8%, compared to 2009. The decrease for 2011 includes lower merger-related and restructuring charges, as 2010 included charges related to the Colonial acquisition and systems conversion. In addition, amortization of intangibles declined by $23 million as intangibles are amortized on an accelerated basis. 2011 includes a $16 million loss from the sale of leveraged leases and an $11 million charge for an increase to the indemnification reserve related to the 2008 sale of Visa stock. These increases were partially offset by $19 million in lower advertising and other marketing expenses. The 2010 increase included the impact of $41 million in gains on the extinguishment of debt that were realized during 2009. In addition, merger-related and restructuring charges and software expense increased $31 million and $23 million, respectively, from the prior year. The increase in merger-related charges was primarily due to costs incurred in connection with the Colonial systems conversion. Advertising and other marketing expenses were also higher by $29 million compared to 2009. These increases were partially offset by a decline of $48 million in operational losses compared to the prior year. The increase for 2010 was also impacted by the Colonial acquisition, which was completed in August of 2009. Refer to Table 9 for additional detail on fluctuations in other categories of noninterest expense.

Merger-Related and Restructuring Charges

BB&T recorded certain merger-related and restructuring charges during the years 2011, 2010 and 2009. These charges are reflected in BB&T’s Consolidated Statements of Income as a category of noninterest expense.

Merger-related and restructuring expenses or credits include: severance and personnel-related costs or credits, which typically occur in corporate support and data processing functions; occupancy and equipment charges or credits, which relate to costs or gains associated with lease terminations, obsolete equipment write-offs, and the sale of duplicate facilities and equipment; and other merger-related and restructuring charges or credits, which include expenses necessary to convert and combine the acquired branches and operations of merged companies, direct media advertising related to the acquisitions, asset and supply inventory write-offs, investment banking advisory fees and other similar charges. During 2011, BB&T recorded $16 million of merger-related and restructuring charges. These amounts were primarily related to management’s expense optimization efforts and the pending acquisition of BankAtlantic. During 2010, BB&T recorded $69 million of merger-related and restructuring charges. These amounts were primarily associated with the acquisition of Colonial and related systems conversions. The 2009 net merger-related and restructuring charges of $38 million were primarily associated with the acquisition of Colonial.

At December 31, 2011 and 2010, there were $20 million and $10 million, respectively, of merger-related and restructuring accruals. Merger-related and restructuring accruals are established when the costs are incurred or once all requirements for a plan to dispose of certain business functions have been approved by management. In general, a major portion of accrued costs are utilized in conjunction with or immediately following the systems conversion, when most of the duplicate positions are eliminated and the terminated employees begin to receive severance. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger and restructuring accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at December 31, 2011 are generally expected to be utilized during 2012, unless they relate to specific contracts that expire in later years.

The following table presents a summary of activity with respect to BB&T’s merger-related and restructuring accruals.

Table 10

Merger-related and Restructuring Accrual Activity

(Dollars in millions)

	000000	000000	000000	000000	000000
	Balance January 1, 2010	Charges and credits	Utilized	Other, net	Balance December 31, 2010
Severance and personnel-related	$6	$11	$(14)	$(1)	$2
Occupancy and equipment	3	28	(25)	—	6
Other	6	30	(31)	(3)	2

Total	$15	$69	$(70)	$(4)	$10

	00000000	00000000	00000000	00000000	00000000
	Balance January 1, 2011	Charges and credits	Utilized	Other, net	Balance December 31, 2011
Severance and personnel-related	$2	$11	$(2)	$—	$11
Occupancy and equipment	6	(1)	(2)	1	4
Other	2	6	(3)	—	5

Total	$10	$16	$(7)	$1	$20

Management currently expects lower noninterest expense in 2012 compared to 2011 largely due to lower credit costs and the impact of management’s expense optimization efforts.

Provision for Income Taxes

BB&T’s provision for income taxes totaled $296 million, $115 million and $159 million for 2011, 2010 and 2009, respectively. The increase in the provision for income taxes for 2011 largely reflects higher pre-tax earnings, whereas the decline in the provision for income taxes during 2010 was largely due to lower pre-tax income, higher federal tax credits and higher tax-exempt income. BB&T’s effective tax rates for the years ended 2011, 2010 and 2009 were 18.2%, 11.9% and 15.3%, respectively.

BB&T has extended credit to and invested in the obligations of states and municipalities and their agencies, and has made other investments and loans that produce tax-exempt income. The income generated from these investments, together with certain other transactions that have favorable tax treatment, have reduced BB&T’s overall effective tax rate from the statutory rate in 2011 and 2010.

Management currently expects the effective tax rate will be approximately 25% in 2012.

Refer to Note 13 “Income Taxes” in the “Notes to Consolidated Financial Statements” for a reconciliation of the effective tax rate to the statutory tax rate and a discussion of uncertain tax positions and other tax matters.

Segment Results

BB&T’s operations are divided into six reportable business segments: Community Banking, Residential Mortgage Banking, Dealer Financial Services, Specialized Lending, Insurance Services, and Financial Services. These operating segments have been identified based on BB&T’s organizational structure. See Note 21 “Operating Segments” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to BB&T’s operating segments, the internal accounting and reporting practices used to manage these segments and financial disclosures for these segments.

Fluctuations in noninterest income and noninterest expense incurred directly by the segments are more fully discussed in the “Noninterest Income” and “Noninterest Expense” sections above.

Community Banking

Community Banking has a network of 1,779 banking offices at the end of 2011, a decrease of 3 offices compared to 1,782 banking offices at December 31, 2010. The decrease in offices is the result of closing low volume branches partially offset by de novo branch openings.

Net income attributable to Community Banking increased $457 million to $533 million in 2011. The increase in net income compared to 2010 was primarily due to a lower allocated provision for loan and lease losses. Comparing 2010 to 2009, net income in the Community Banking segment decreased $222 million, or 74.5%, to $76 million primarily due to higher foreclosed property expense.

Net interest income for Community Banking totaled $3.6 billion in 2011 compared to $3.8 billion in 2010. The decline in net interest income was primarily the effect of a lower interest rate environment. The decline in net interest income attributable to low interest rates was partially offset by improvements in the deposit mix, as the result of an increase in noninterest checking balances and a decrease in client certificates of deposits. Net interest income earned in 2010 rose by $234 million, or 6.6%, compared to 2009. The increase in the net interest income in 2010 was primarily due to improvements in the deposit mix.

The allocated provision for loan and lease losses declined $1.2 billion, or 66.2%, to $608 million in 2011, reflecting lower charge-offs in the commercial real estate and residential ADC loan portfolios. The allocated provision for loan and lease losses declined $54 million, or 2.9%, from 2009 to 2010 due to lower loan balances.

Noninterest income in Community Banking decreased $181 million, or 15.1%, to $1.0 billion in 2011, primarily due to higher losses on commercial loans held for sale, lower overdraft fees, and lower checkcard fees. This decline in noninterest income was offset by increases in merchant discounts, deposit account service charges, account analysis fees, and credit card interchange fees. In 2010, noninterest income declined $26 million, or 2.1%, driven primarily by lower overdraft fees, as well as higher losses on commercial nonperforming loans held for sale. Noninterest income allocated from other segments, which is reported as intersegment net referral fees (“referral fees”), declined by $12 million, or 8.2% in 2011, primarily due to lower referrals for residential mortgage lending as originations slowed. Noninterest income allocated from other segments of $146 million in 2010 was $40 million, or 21.5% lower than 2009, driven primarily by lower referrals for residential mortgage lending.

Noninterest expense incurred by Community Banking during 2011 declined $31 million, or 1.3%, to $2.4 billion compared to 2010. The decline was primarily due to lower regulatory charges and personnel expense, partially offset by higher foreclosed property expense. Comparing 2010 to 2009, noninterest expense increased $483 million, or 25.2%. This increase was primarily due to higher foreclosed property expense, other real estate owned expense, and personnel expense. Allocated corporate expense increased $95 million, or 12.3%, to $866 million in 2011, primarily due to increases in loan administration expense, IT services and operations. Comparing 2010 to 2009, allocated corporate expenses increased by $93 million, or 13.7%.

Total identifiable assets for Community Banking decreased $2.3 billion in 2011, or 3.6%, to $60.9 billion, compared to a decrease of $3.1 billion, or 4.6%, in 2010. The loan portfolios declined due to the sale of specific nonperforming commercial loans, the general economic conditions, and lack of strong demand for lending products during 2011 and 2010. Community Banking experienced solid organic deposit growth during 2011, excluding the decline in higher-cost certificates of deposit.

Residential Mortgage Banking

BB&T’s mortgage originations totaled $23.7 billion in 2011, down $1.2 billion, or 4.8%, compared to 2010. BB&T’s residential mortgage servicing portfolio, which includes both retained loans and loans serviced for third parties, totaled $91.6 billion at year end 2011, an increase of 9.8%, compared to $83.5 billion at December 31, 2010. Residential Mortgage Banking experienced a net loss of $17 million in 2011, compared to a net loss of $77 million in 2010. This improvement in performance was primarily due to a significant decline in the allocated provision for loan and lease losses. Net income in 2009 was $208 million, due to strong growth in loan originations during the year. The decline in net income in 2010 compared to 2009 was primarily due to a significant increase in the allocated provision for loan and lease losses.

Net interest income for Residential Mortgage Banking totaled $287 million in 2011, up $27 million, or 10.4%, compared to 2010. Net interest income in 2010 was down $83 million, or 24.2%, compared to 2009. The increase in net interest income in 2011 was primarily due to growth in the loans held for investment, as well as higher spreads to funding costs. The decrease in net interest income in 2010 compared to 2009 was primarily due to a higher charge for funds. Net interest income of $343 million in 2009 was driven by loan portfolio growth, as the result of record mortgage originations, as well as higher spreads to funding costs.

The allocated provision for loan and lease losses was $326 million for 2011, down $227 million, or 41.0%, compared to $553 million in 2010. The decline in provision expense reflects improved credit quality in the loan portfolio. Net charge-offs of $87 million and $141 million were recorded in 2011 and 2010, respectively, resulting from the sale of problem loans in connection with management’s nonperforming loan disposition strategy.

Noninterest income in Residential Mortgage Banking declined $109 million, or 23.9%, to $348 million in 2011. This decrease was due to lower mortgage loan sale volumes and margins than the prior year. Noninterest income was down $150 million, or 24.7%, in 2010 compared to 2009. This decrease was due to lower loan production revenues compared to a record year in 2009. Noninterest expense incurred in 2011 within Residential Mortgage Banking increased $42 million, or 15.9%, to $306 million compared to 2010, reflecting higher foreclosed property expense, as well as an increase in provision expense associated with loan repurchases. Noninterest expense for 2010 was up $7 million, or 2.7%, from 2009 as higher provision expense associated with loan repurchases was offset by lower incentive expense on loan originations.

Total identifiable assets of $25.5 billion for Residential Mortgage Banking increased $3.3 billion, or 14.8%. This followed an increase in identifiable assets of $3.1 billion, or 16.3%, in 2010. Increases in identifiable assets in 2011 and 2010 were due to management’s decision to retain a portion of 10 and 15 year mortgage production.

Dealer Financial Services

Net income from Dealer Financial Services was $204 million in 2011, up from $185 million in 2010. This increase is primarily attributable to growth in average loan balances, as well as higher spreads on funding costs. Comparing 2010 to 2009, net income increased $154 million, primarily due to a lower allocated provision for loan and lease losses.

Net interest income from Dealer Financial Services increased by $61 million, or 11.9%, to $575 million in 2011 compared to 2010. The increase in net interest income was primarily due to growth in the prime auto and marine and recreational vehicle loan portfolios, as well as an improved net interest margin in the Regional Acceptance Corporation’s point-of-sale loan portfolio. During 2010, net interest income increased by $61 million, or 13.5%, to $514 million compared to 2009. This increase was due to growth in the prime marine and recreational vehicle loan portfolio, as well as the acquisition of an indirect automobile loan portfolio in mid-2009.

The allocated provision for loan and lease losses of $125 million was up 34.4% in 2011 after a 66.1% decrease to $93 million in 2010. The increase in 2011 reflects growth in Regional Acceptance Corporation’s delinquent accounts and nonperforming assets, which have risen from recent lows to more historical levels. The 2010 decrease reflects significant improvements in net charge-offs over 2009 levels.

Total identifiable assets for Dealer Financial Services of $9.9 billion increased $456 million, or 4.8%, compared to 2010, reflecting growth in lending activities following a strong prior year increase of $780 million, or 9.0%.

Specialized Lending

Specialized Lending continued to expand during 2011 through strong organic growth. Net income was $238 million for 2011, up $70 million, or 41.7%, compared to 2010. The increase in net income was driven by strong loan production and portfolio growth, as well as continued improvement in credit quality. Net income in 2010 of $168 million was up $105 million, or 166.7%, compared to 2009, primarily due to organic loan growth, coupled with a lower allocated provision for loan and lease losses.

Net interest income totaled $451 million in 2011, an increase of $44 million, or 10.8%, compared to 2010. Comparing 2010 to 2009, net interest income increased $104 million, or 34.3%, to $407 million. The growth in net interest income in 2011 was driven by strong loan growth by Sheffield Financial as the result of expanded dealer relationships, as well as higher net interest margins for Lendmark and Governmental Finance. Net interest income growth in 2010 was primarily driven by growth in loans at Sheffield Financial and Governmental Finance. Average loans for Specialized Lending grew by $1.3 billion, or 11.2%, to $12.8 billion in 2011 compared to 2010. Average loan growth for the segment was $1.4 billion, or 14.4%, in 2010 compared to 2009.

The allocated provision for loan and lease losses totaled $68 million in 2011, a decrease of $42 million, or 38.2%, compared to 2010. Comparing 2010 to 2009, the allocated provision for loan and lease losses decreased $48 million, or 30.4%. The decline in the provision for 2011 was primarily attributable to generally improved credit performance across the lines of business. Due to the overall higher credit risk profiles of some of Specialized Lending’s clients, loss rates are expected to be higher than conventional bank lending. Loss rates are also affected by shifts in the portfolio mix of the underlying subsidiaries.

Noninterest income totaled $210 million in 2011, an increase of $34 million, or 19.3%, compared to 2010. Noninterest income growth in 2011 was driven by Grandbridge Real Estate Capital, which achieved record commercial mortgage loan origination volume for delivery to the secondary market. Comparing 2010 to 2009, noninterest income increased $29 million, or 19.7%. Noninterest expense totaled $265 million in 2011, an increase of $20 million, or 8.2%, compared to 2010.

The increase in noninterest expense was driven by internal growth. Comparing 2010 to 2009, noninterest expense totaled $245 million, an increase of $20 million, or 8.9%.

Total identifiable assets of $16.8 billion for Specialized Lending increased $1.8 billion, or 12.1%, between 2010 and 2011 due primarily to organic growth in the loan portfolios of the underlying businesses. Comparing 2010 to 2009, total identifiable assets increased $2.5 billion, or 20.0%.

Insurance Services

Net income from Insurance Services was $104 million in 2011, essentially flat compared to 2010. Insurance Services continues to be impacted by the weak economy and soft insurance premium pricing, resulting in low commission revenue growth and pressure on brokerage operating margins. Comparing 2010 to 2009, net income declined $7 million, or 6.4%.

Noninterest income produced by Insurance Services totaled $1.0 billion during 2011, 2010, and 2009. Acquisitions completed in 2011 included Precept, a full-service employee benefits consulting and administrative solutions firm with offices in Irvine and San Ramon, California; Liberty Benefit Insurance Services, a full-service employee benefits broker located in San Jose, California; and Atlantic Risk Management Corporation, a commercial property and casualty and employee benefits broker located in Columbia, Maryland.

Noninterest expenses incurred within the Insurance Services segment increased $11 million, or 1.4%, in 2011 compared to 2010. This increase was due to higher operating costs, including increased legal costs compared to 2010. Comparing 2010 to 2009, noninterest expenses increased $20 million, or 2.6%.

Financial Services

Net income from Financial Services increased by $57 million, or 24.4%, to $291 million in 2011. The increase from 2010 was primarily attributable to loan and deposit growth, as well as a lower allocated provision for loan and lease losses. In 2011, Financial Services experienced positive results from Corporate Banking loan and deposit growth. Comparing 2010 to 2009, net income declined $19 million, or 7.5%, to $234 million as the result of a $27 million pre-tax gain on the sale of BB&T’s payroll processing business in 2009.

Net interest income totaled $370 million in 2011, an increase of $56 million, or 17.8%, compared to 2010. Comparing 2010 to 2009, net interest income increased $25 million, or 8.7%. The increase in net interest income during 2011 was attributable to strong organic loan and deposit growth in Corporate Banking, offset by a lower net interest margin. Corporate Banking was also the strongest driver in the overall increase in net interest income for 2010.

The allocated provision for loan and lease losses declined $42 million, or 93.3%, to $3 million in 2011 compared to 2010, reflecting continued excellent credit quality performance. The allocated provision for loan and lease losses increased $12 million, or 36.4%, from 2009 to 2010 primarily due to higher loan balances.

Noninterest income in Financial Services totaled $692 million in 2011, up $35 million, or 5.3%, compared to $657 million earned during 2010. This increase in 2011 is primarily attributable to strong BB&T Capital Partners revenue growth related to maturing investments in its private equity and mezzanine funds. Additionally, Retirement and Institutional

Services had strong noninterest income growth in 2011, with assets growing as the result of improved market conditions and business initiatives. Noninterest income declined by $37 million, or 5.3%, between 2009 and 2010. The revenue decrease in 2010 was attributable to losses taken on client derivatives, offsetting normalized growth in the various businesses and the $27 million pre-tax gain on the sale of BB&T’s payroll processing business in the fourth quarter of 2009. Noninterest expense of $583 million incurred by Financial Services increased $49 million, or 9.2%, in 2011, after declining $9 million in the prior year. The increase in noninterest expense in 2011 was the result of continued efforts to expand the sales force in the Wealth Division and Corporate Banking.

Total identifiable assets for Financial Services of $7.5 billion increased $1.5 billion, or 24.7%, between 2010 and 2011 due primarily to organic loan growth in Corporate Banking. Comparing 2010 to 2009, total identifiable assets increased $900 million, or 17.5%.

Analysis of Financial Condition

A review of the Company’s major balance sheet categories is presented below.

Investment Activities

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

The following table provides information regarding the composition of BB&T’s available-for-sale and held to maturity securities portfolio for the years presented:

Table 11

Composition of Securities Portfolio

	December 31,
	2011	2010	2009
	(Dollars in millions)
Securities available for sale (at fair value):
U.S. government-sponsored entities (“GSE”)	$306	$103	$2,035
Mortgage-backed securities issued by GSE	18,132	18,344	26,670
States and political subdivisions	1,923	1,909	2,107
Non-agency mortgage-backed securities	368	515	1,022
Other securities	7	759	218
Covered securities	1,577	1,539	1,201

Total securities available for sale	22,313	23,169	33,253

Securities held to maturity (at amortized cost):
GSE securities	500	—	—
Mortgage-backed securities issued by GSE	13,028	—	—
States and political subdivisions	35	—	—
Other securities	531	—	—

Total securities held to maturity	14,094	—	—

Total securities	$36,407	$23,169	$33,253

The total securities portfolio increased $13.2 billion, or 57.1%, in 2011. The majority of the growth in the portfolio occurred in the latter half of the year, when management purchased additional securities as part of a strategy to comply with the proposed Basel III liquidity guidelines. Management currently expects the securities portfolio to remain at current levels in 2012.

As of December 31, 2011, approximately 99% of the securities portfolio was backed by government agencies or government sponsored entities and approximately 28% were variable rate securities. The effective duration of the securities portfolio was 3.3 years at December 31, 2011 compared to 4.0 years at the end of 2010. The duration of the securities portfolio excludes equity securities, auction rate securities, and certain non-agency mortgage-backed securities that were acquired in the Colonial acquisition. As of December 31, 2011, the securities portfolio includes $22.3 billion of available-for-sale securities and $14.1 billion of held-to-maturity securities. During the first quarter of 2011, BB&T reclassified approximately $8.3 billion from securities available for sale to securities held to maturity. Management determined that it has both the positive intent and ability to hold these securities to maturity. The reclassification of these securities was accounted for at fair value. Management transferred these securities to mitigate possible negative impacts on its regulatory capital under the proposed Basel III capital guidelines. In addition, management purchased additional securities into the held-to-maturity portfolio during the year based on its intent at the date of purchase.

Mortgage-backed securities issued by government-sponsored entities were 85.6% of the total securities portfolio at year-end 2011. As of December 31, 2011, the available-for-sale securities portfolio also includes $1.6 billion of securities that were acquired from the FDIC as part of the Colonial acquisition. These securities are covered by FDIC loss sharing agreements and include $1.3 billion of non-agency mortgage-backed securities and $326 million of municipal securities.

In 2011, primarily in connection with strengthening its liquidity under the proposed Basel III liquidity guidelines, management purchased a total of $13.4 billion of GNMA mortgage-backed securities. Management also sold approximately $4.0 billion of securities during the year, which produced net securities gains of $174 million. In addition, BB&T recognized $112 million in charges for other-than-temporary impairment related to BB&T’s portfolio of non-agency mortgage-backed securities. The other-than-temporary impairment charges were the result of weaker actual and forecasted collateral performance for non-agency mortgage-backed securities.

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

Refer to Note 2 “Securities” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to BB&T’s evaluation of securities for other-than-temporary impairment.

The following table presents BB&T’s securities portfolio at December 31, 2011, segregated by major category with ranges of maturities and average yields disclosed.

Table 12

Securities

	December 31, 2011
	Available for Sale		Held to Maturity
	Fair Value	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
	(Dollars in millions)
U.S. government-sponsored entities (GSE):
Within one year	$176	0.92%	$—	—%
One to five years	130	0.26	—	—
Five to ten years	—	—	500	2.12

Total	306	0.64	500	2.12

Mortgage-backed securities issued by GSE: (2)
One to five years	6	6.20	—	—
Five to ten years	222	2.79	—	—
After ten years	17,904	2.31	13,028	2.18

Total	18,132	2.32	13,028	2.18

Obligations of states and political subdivisions: (3)
Within one year	4	7.28	—	—
One to five years	14	6.91	—	—
Five to ten years	132	6.26	—	—
After ten years	1,773	6.34	35	5.31

Total	1,923	6.34	35	5.31

Non-agency mortgage-backed securities: (2)
After ten years	368	5.95	—	—

Total	368	5.95	—	—

Other securities:
Within one year	1	0.56	—	—
After ten years	—	—	531	1.61
No stated maturity	6	1.84	—	—

Total	7	1.56	531	1.61

Covered securities:
One to five years	2	4.51	—	—
Five to ten years	299	5.44	—	—
After ten years	1,276	14.23	—	—

Total	1,577	12.27	—	—

Total securities	$22,313	3.27	$14,094	2.16

(1)	Yields on tax-exempt securities are calculated on a taxable-equivalent basis using the statutory federal income tax rate of 35%. Yields for available-for-sale securities are calculated based on the amortized cost of the securities.
(2)	For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties.
(3)	Weighted-average yield excludes the effect of pay-fixed swaps hedging municipal securities.

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

BB&T’s loan portfolio is approximately 50% commercial and 50% retail by design, and is divided into six major categories—commercial, direct retail, sales finance, revolving credit, residential mortgage and other lending subsidiaries. In addition, BB&T has a portfolio of loans that were acquired in the Colonial acquisition that are covered by FDIC loss sharing agreements. BB&T lends to a diverse customer base that is substantially located within the Corporation’s primary market area. At the same time, the loan portfolio is geographically dispersed throughout BB&T’s branch network to mitigate concentration risk arising from local and regional economic downturns. Refer to the “Risk Management” section herein for a discussion of each of the loan portfolios and the credit risk management policies used to manage the portfolios.

The following table summarizes BB&T’s loan portfolio based on the regulatory classification of the portfolio, which focuses on the underlying loan collateral, and differs from internal classifications presented herein that focus on the primary purpose of the loan. Covered loans are included in their respective categories.

Table 13

Composition of Loan and Lease Portfolio

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in millions)

Commercial, financial and agricultural loans	$21,452	$20,490	$19,076	$17,489	$14,515
Lease receivables	1,067	1,158	1,092	1,315	1,651
Real estate-construction and land development loans	7,714	10,969	15,353	18,012	19,474
Real estate-mortgage loans	60,821	57,418	55,671	48,719	44,687
Consumer loans	16,415	13,532	12,464	11,710	10,580

Total loans and leases held for investment	107,469	103,567	103,656	97,245	90,907
Loans held for sale	3,736	3,697	2,551	1,424	779

Total loans and leases	$111,205	$107,264	$106,207	$98,669	$91,686

The following table is based upon the regulatory classification of loans and reflects the scheduled maturities of commercial, financial and agricultural loans, as well as real estate construction loans:

Table 14

Selected Loan Maturities and Interest Sensitivity

	December 31, 2011
	Commercial,	Real Estate:
	Financial	Construction
	and	and Land
	Agricultural	Development
	Loans	Loans	Total
		(Dollars in millions)
Fixed Rate:
1 year or less (1)	$2,691	$272	$2,963
1-5 years	1,931	931	2,862
After 5 years	3,969	1,134	5,103

Total	8,591	2,337	10,928
Variable Rate:
1 year or less (1)	5,730	2,058	7,788
1-5 years	5,448	2,839	8,287
After 5 years	1,683	480	2,163

Total	12,861	5,377	18,238

Total loans and leases (2)	$21,452	$7,714	$29,166

(1)	Includes loans due on demand.
(2)	The above table excludes:		(Dollars in millions)
	(i)	consumer loans	$16,415
	(ii)	real estate mortgage loans	60,821
	(iii)	loans held for sale	3,736
	(iv)	lease receivables	1,067

		Total	$82,039

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

The following table presents BB&T’s total loan portfolio based upon BB&T’s lines of business, as discussed herein, rather than upon regulatory reporting classifications:

Table 15

Composition of Loan and Lease Portfolio Based on Lines of Business

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in millions)
Commercial loans and leases	$49,165	$48,886	$49,820	$50,480	$44,870
Direct retail lending	14,467	13,749	14,283	15,454	15,691
Sales finance	7,401	7,050	6,290	6,354	6,021
Revolving credit	2,212	2,127	2,016	1,777	1,618
Residential mortgage	20,581	17,550	15,435	17,091	17,467
Other lending subsidiaries	8,737	7,953	7,670	6,089	5,240
Other acquired	39	58	123	—	—

Total loans and leases held for investment (excluding covered loans)	102,602	97,373	95,637	97,245	90,907
Covered	4,867	6,194	8,019	—	—

Total loans and leases held for investment	107,469	103,567	103,656	97,245	90,907
Loans held for sale	3,736	3,697	2,551	1,424	779

Total loans and leases	$111,205	$107,264	$106,207	$98,669	$91,686

Growth in the lending portfolio accelerated during the second half of 2011, as demand increased and runoff of higher-risk commercial real estate portfolios became less of a headwind. Total loans were $111.2 billion at year-end 2011, up $3.9 billion, or 3.7%, compared to the balance at December 31, 2010. Covered loans acquired in the Colonial acquisition decreased $1.3 billion, or 21.4%, during 2011. Average total loans were $106.0 billion for 2011, up $1.2 billion compared to the prior year. Management expects average total loans to grow in the 5-7% range for the first quarter of 2012 on an annualized basis compared to the fourth quarter of 2011, contingent upon the economy.

The following table presents BB&T’s average loans for the years ended December 31, 2011 and 2010, segregated by major category:

Table 16

Composition of Average Loans and Leases

	Years Ended December 31,
	2011		2010
	Balance	% of total	Balance	% of total
	(Dollars in millions)
Commercial loans and leases:
Commercial and industrial	$34,153	32.3%	$32,028	30.6%
Commercial real estate - other	11,139	10.5	12,056	11.5
Commercial real estate - residential ADC	2,769	2.6	4,693	4.5
Direct retail lending	13,800	13.0	13,948	13.3
Sales finance	7,202	6.8	6,766	6.5
Revolving credit	2,106	2.0	2,032	1.9
Residential mortgage	18,782	17.7	15,965	15.2
Other lending subsidiaries	8,280	7.8	7,778	7.4
Other acquired	50	—	85	0.1

Total average loans and leases held for investment (excluding covered loans)	98,281	92.7	95,351	91.0
Covered	5,498	5.2	7,059	6.7

Total average loans and leases held for investment	103,779	97.9	102,410	97.7
Loans held for sale	2,183	2.1	2,377	2.3

Total average loans and leases	$105,962	100.0%	$104,787	100.0%

Average commercial and industrial loans increased $2.1 billion, or 6.6%, in 2011 as compared to 2010. The increase in the commercial and industrial portfolio is largely due to management’s focused efforts at growing this component of the loan portfolio. Management has added a number of new producers in the corporate and middle-market banking area to capitalize on the strength of BB&T’s balance sheet and better diversify the portfolio. Average commercial real estate - residential, acquisition and development (ADC) portfolio held for investment declined $1.9 billion, or 41.0%, in 2011 and totaled $2.1 billion at December 31, 2011. This portfolio has declined steadily from $8.0 billion at year-end 2008 as management has been reducing exposures to higher-risk real estate lending. Average Commercial real estate – other loans for 2011 decreased $917 million, or 7.6%, compared to the prior year due to lower demand for commercial real estate loans.

Average direct retail loans decreased 1.1% during 2011. This portfolio is primarily home equity loans and lines to individuals and has been negatively impacted by the downturn in the residential real estate markets. In addition, the residential lot/land component of this portfolio has been declining, as management continues to reduce exposures to these types of loans. Demand for home equity loans improved during the second quarter of 2011 and has continued into the first quarter of 2012. The period end balance for direct retail loans increased each of the last three quarters of 2011 and was $718 million, or 5.2%, higher than the balance at December 31, 2010.

Average sales finance loans and average revolving credit reflected growth rates of 6.4% and 3.6% during 2011, respectively. BB&T concentrates its efforts on the highest quality borrowers in both of these product markets. The growth in average sales finance loans primarily reflects improvement in prime automobile lending.

Average residential mortgage loans held for investment increased $2.8 billion, or 17.6%, compared to 2010. Management views mortgage loans as an integral part of BB&T’s relationship-based credit culture. During the third quarter of 2010, management made the decision to retain a portion of its 10 to 15 year production, which has led to the growth in this portfolio.

Average loans held by BB&T’s other lending subsidiaries increased $502 million, or 6.5%, compared to 2010. The growth in this portfolio was primarily in small ticket finance, nonprime automobile financing and equipment leasing.

Asset Quality

BB&T has continued to work with its clients that have experienced financial difficulties throughout the economic recession. During the second quarter of 2010, management implemented a comprehensive nonperforming asset disposition strategy with a goal of more aggressively reducing BB&T’s exposure to nonperforming loans and foreclosed properties and to reduce or eliminate any delay in exiting the credit cycle. The strategy was implemented during the second quarter of 2010 as management believed that pricing for distressed assets had improved. This strategy continued throughout the third and fourth quarters and into 2011. In the latter part of 2011, management began a more aggressive approach related to foreclosed properties to further expedite the disposition of its inventory of foreclosed assets.

The implementation of the nonperforming asset disposition strategy included the identification of problem assets that were transferred from loans held for investment to loans held for sale. In connection with the strategy, management transferred loans with a book value of approximately $1.9 billion to loans held for sale during 2010. This included $1.5 billion of commercial loans, which were primarily in the residential, acquisition and development and other commercial real estate portfolios, and $388 million of residential mortgage loans. Net charge-offs of $605 million were recorded upon transfer to loans held for sale. This included $141 million related to residential mortgage loans and $464 million for commercial loans. BB&T also recognized $90 million of losses and additional write-downs related to commercial loans held for sale during 2010 and an additional $149 million of losses and write-downs in 2011. As of December 31, 2011, the disposition of all nonperforming commercial loans held for sale was complete. Management also executed an additional sale of $271 million of problem residential mortgage loans in the second quarter of 2011, which resulted in charge-offs of $87 million when the loans were transferred to the held for sale portfolio.

Substantially all of the loans acquired in the Colonial acquisition are covered by loss sharing agreements with the FDIC, whereby the FDIC reimburses BB&T for the majority of the losses incurred. In addition, all of the loans acquired were recorded at fair value as of the acquisition date without regard to the loss sharing agreements. Loans were evaluated and assigned to loan pools based on common risk characteristics. The fair value of the loans was estimated to be significantly below the unpaid principal balance. In accordance with the acquisition method of accounting, there was no allowance brought forward on any of the acquired loans, as the credit losses were included in the determination of the fair value of the loans at the acquisition date. Charge-offs are recognized for these loans when the actual losses exceed the estimated losses used in determining the fair value of the loans at the acquisition date. All of the loans acquired in the Colonial acquisition were considered to be accruing loans as of the acquisition date. In accordance with regulatory reporting standards, covered loans that are contractually past due will continue to be reported as past due and still accruing based on the number of days past due.

Given the significant amount of acquired loans that are past due but still accruing, BB&T believes the inclusion of these loans in certain asset quality ratios including “Loans 30-89 days past due and still accruing as a percentage of total loans and leases,” “Loans 90 days or more past due and still accruing as a percentage of total loans and leases,” “Nonperforming loans and leases as a percentage of total loans and leases” and certain other asset quality ratios that reflect nonperforming assets in the numerator or denominator (or both) results in significant distortion to these ratios. In addition, because loan level charge-offs related to the acquired loans are not recognized in the financial statements until the cumulative amounts exceed the original loss projections on a pool basis, the net charge-off ratio for the acquired loans is not consistent with the net charge-off ratio for other loan portfolios. The inclusion of these loans in the asset quality ratios described above could result in a lack of comparability across quarters or years, and could negatively impact comparability with other portfolios that were not impacted by acquisition accounting. BB&T believes that the presentation of asset quality measures excluding covered loans and related amounts from both the numerator and denominator provides better perspective into underlying trends related to the quality of its loan portfolio. Accordingly, the asset quality measures in Table 18 present asset quality information both on a consolidated basis as well as excluding the covered assets and related amounts. In addition, BB&T has excluded mortgage loans that are guaranteed by the government, primarily FHA/VA loans, from its asset quality metrics as these loans are recoverable through various government guarantees. Finally, BB&T has recorded on the balance sheet certain amounts related to delinquent GNMA loans serviced for others that BB&T has the option, but not the obligation, to repurchase and has effectively regained control. These amounts are also excluded from asset quality metrics as reimbursement of insured amounts is proceeding in accordance with investor guidelines. The amount of government guaranteed mortgage loans and GNMA loans serviced for others that have been excluded are noted in the footnotes to Table 17.

BB&T’s potential problem loans include loans on nonaccrual status or past due as disclosed in Table 17. In addition, for its commercial portfolio segment, loans that are rated special mention or substandard performing are closely monitored by management as potential problem loans. Refer to Note 4 “Allowance for Credit Losses” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to these potential problem loans.

The following tables summarize asset quality information for the past five years.

Table 17

Asset Quality

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in millions)
Nonaccrual loans and leases: (1)
Commercial loans and leases	$1,352	$1,426	$1,651	$845	$273
Direct retail lending	142	191	197	89	43
Sales finance loans	7	6	7	7	5
Residential mortgage loans (2)	308	466	707	358	113
Other lending subsidiaries	63	60	96	97	62

Total nonaccrual loans and leases held for investment	1,872	2,149	2,658	1,396	496

Nonaccrual loans held for sale	—	521	5	—	—

Total nonaccrual loans and leases	1,872	2,670	2,663	1,396	496

Foreclosed real estate (3)	536	1,259	1,451	538	143
Other foreclosed property	42	42	58	79	51

Total nonperforming assets (excluding covered assets) (1)(2)(3)	$2,450	$3,971	$4,172	$2,013	$690

Loans 90 days or more past due and still accruing:
Commercial loans and leases	$2	$20	$7	$86	$40
Direct retail lending	55	76	82	117	58
Sales finance loans	18	27	30	26	17
Revolving credit loans	17	20	25	23	15
Residential mortgage loans (4)(5)	104	143	150	158	84
Other lending subsidiaries	5	6	12	14	8
Other acquired loans	1	3	5	—	—

Total loans 90 days or more past due and still accruing (excluding covered loans) (4)(5)(6)	$202	$295	$311	$424	$222

Loans 30-89 days past due:
Commercial loans and leases	$121	$315	$377	$594	$284
Direct retail lending	161	189	216	270	192
Sales finance loans	75	95	126	146	105
Revolving credit loans	22	28	32	34	24
Residential mortgage loans (7)(8)	479	532	600	665	500
Other lending subsidiaries	273	248	306	313	243
Other acquired loans	1	1	6	—	—

Total loans 30 - 89 days past due (excluding covered loans) (7)(8)(9)	$1,132	$1,408	$1,663	$2,022	$1,348

(1)	Covered and other acquired loans are considered to be performing due to the application of the accretion method. Covered loans that are contractually past due are noted in the footnotes below.
(2)	Excludes nonaccrual mortgage loans that are government guaranteed totaling $55 million, $17 million and $6 million as of December 31, 2009, 2008, and 2007, respectively. BB&T revised its nonaccrual policy related to FHA/VA guaranteed loans during 2010. The change in policy resulted in a decrease in nonaccrual mortgage loans and an increase in mortgage loans 90 days past due and still accruing of approximately $79 million.

(3)	Excludes foreclosed real estate totaling $378 million, $313 million and $160 million at December 31, 2011, 2010 and 2009, respectively, that are covered by FDIC loss sharing agreements.
(4)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase that are 90 days or more past due totaling $426 million, $425 million, $337 million, $74 million and $18 million at December 31, 2011, 2010, 2009, 2008, and 2007, respectively.
(5)	Excludes mortgage loans 90 days or more past due that are government guaranteed totaling $206 million, $153 million, $8 million, $7 million, and $1 million at December 31, 2011, 2010, 2009, 2008, and 2007, respectively. Includes past due mortgage loans held for sale.
(6)	Excludes loans 90 days or more past due that are covered by FDIC loss sharing agreements totaling $736 million, $1.1 billion and $1.4 billion at December 31, 2011, 2010, and 2009, respectively.
(7)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase that are past due 30-89 days totaling $7 million, $7 million, $10 million, $12 million and $12 million at December 31, 2011, 2010, 2009, 2008, and 2007, respectively.
(8)	Excludes mortgage loans past due 30-89 days that are government guaranteed totaling $91 million, $83 million, $23 million, $25 million and $7 million at December 31, 2011, 2010, 2009, 2008, and 2007, respectively. Includes past due mortgage loans held for sale.
(9)	Excludes loans past due 30-89 days that are covered by FDIC loss sharing agreements totaling $222 million, $363 million and $391 million at December 31, 2011, 2010 and 2009, respectively.

Table 18

Asset Quality Ratios

	As of / for the years ended December 31,
	2011	2010	2009	2008	2007
Asset Quality Ratios (including amounts related to covered loans and covered foreclosed property):
Loans 30 - 89 days past due and still accruing as a percentage of total loans and leases (1)(2)	1.22%	1.65%	1.93%	2.05%	1.47%
Loans 90 days or more past due and still accruing as a percentage of total loans and leases (1)(2)	0.84	1.34	1.60	0.43	0.24
Nonperforming loans and leases as a percentage of total loans and leases	1.68	2.49	2.51	1.42	0.54
Nonperforming assets as a percentage of:
Total assets	1.62	2.73	2.61	1.32	0.52
Loans and leases plus foreclosed property	2.52	3.94	4.02	2.03	0.75
Net charge-offs as a percentage of average loans and leases	1.57	2.41	1.74	0.89	0.38
Allowance for loan and lease losses as a percentage of loans and leases held for investment	2.10	2.62	2.51	1.62	1.10
Ratio of allowance for loan and lease losses to:
Net charge-offs	1.36 x	1.07 x	1.47 x	1.85 x	2.97 x
Nonperforming loans and leases held for investment	1.21	1.26	0.98	1.13	2.03

Asset Quality Ratios (excluding amounts related to covered loans and covered foreclosed property: (3)
Loans 30 - 89 days past due and still accruing as a percentage of total loans and leases (1)(2)	1.06%	1.39%	1.69%	2.05%	1.47%
Loans 90 days or more past due and still accruing as a percentage of total loans and leases (1)(2)	0.19	0.29	0.32	0.43	0.24
Nonperforming loans and leases as a percentage of total loans and leases	1.76	2.64	2.71	1.42	0.54
Nonperforming assets as a percentage of:
Total assets	1.45	2.64	2.65	1.32	0.52
Loans and leases plus foreclosed property	2.29	3.88	4.18	2.03	0.75
Net charge-offs as a percentage of average loans and leases	1.59	2.59	1.79	0.89	0.38
Allowance for loan and lease losses as a percentage of loans and leases held for investment	2.05	2.63	2.72	1.62	1.10
Ratio of allowance for loan and lease losses to:
Net charge-offs	1.32 x	1.01 x	1.47 x	1.85 x	2.97 x
Nonperforming loans and leases held for investment	1.13	1.19	0.98	1.13	2.03

(1)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase. Refer to the footnotes of Table 17 for amounts related to these loans.
(2)	Excludes mortgage loans guaranteed by the government. Refer to the footnotes of Table 17 for amounts related to these loans.
(3)	These asset quality ratios have been adjusted to remove the impact of covered loans and covered foreclosed property. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios. Management believes the inclusion of covered loans in certain asset quality ratios that include nonperforming assets, past due loans or net charge-offs in the numerator or denominator results in distortion of these ratios and they may not be comparable to other periods presented or to other portfolios that were not impacted by acquisition accounting.

Nonperforming assets, which includes foreclosed real estate, repossessions, nonaccrual loans and certain restructured loans, totaled $2.8 billion (or $2.5 billion excluding covered loans and foreclosed property) at December 31, 2011, compared to $4.3 billion (or $4.0 billion excluding covered loans and foreclosed property) at December 31, 2010. The

38.3% decrease in nonperforming assets, excluding covered foreclosed property, included decreases of $798 million in nonperforming loans and $723 million in foreclosed real estate. Nonperforming assets have decreased for seven consecutive quarters and are at their lowest level since December 31, 2008. Management expects nonperforming assets will continue to trend lower in the range of 5-10% for the first quarter of 2012, assuming no significant economic downturn or bulk sales of foreclosed properties. Refer to Table 19 for an analysis of the changes in nonperforming assets during 2011. As a percentage of loans and leases plus foreclosed property, nonperforming assets were 2.52% at December 31, 2011 (or 2.29% excluding covered loans and foreclosed property) compared with 3.94% (or 3.88% excluding covered loans and foreclosed property) at December 31, 2010.

The current inventory of foreclosed real estate, excluding amounts covered under FDIC loss sharing agreements, totaled $536 million as of December 31, 2011. This includes land and lots, which totaled $278 million and had been held for approximately 16 months on average. The remaining foreclosed real estate of $258 million, which is primarily single family residential and commercial real estate, had an average holding period of 11 months.

Loans 90 days or more past due and still accruing interest, excluding government guaranteed loans and loans covered by FDIC loss share agreements, totaled $202 million at December 31, 2011, compared with $295 million at year-end 2010, a decline of 31.5%. Loans 30-89 days past due, excluding government guaranteed loans and loans covered by FDIC loss share agreements, totaled $1.1 billion at December 31, 2011, which was a decline of $276 million, or 19.6%, compared with $1.4 billion at year-end 2010. Past due loans are essentially at normalized levels similar to 2006 results.

The following table presents the changes in nonperforming assets, excluding covered foreclosed property, during 2011.

Table 19

Rollforward of Nonperforming Assets

December 31, 2011

(Dollars in millions)

Balance at December 31, 2010	$3,971
New nonperforming assets	3,216
Advances and principal increases	120
Disposals of foreclosed assets	(1,062)
Commercial loan sales (1)	(1,139)
Charge-offs and losses	(1,719)
Payments	(634)
Transfers to performing status	(303)

Balance at December 31, 2011	$2,450

(1)	Includes charge-offs and losses recorded upon sale of $241 million

Troubled debt restructurings (“restructurings”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term. As a result, BB&T will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. To facilitate this process, a concessionary modification that would not otherwise be considered may be granted resulting in classification of the loan as a restructuring. Refer to Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” for additional policy information regarding restructurings.

BB&T’s performing restructured loans, excluding government guaranteed mortgage loans, totaled $1.1 billion at December 31, 2011, a decrease of $367 million, or 24.9%, compared with December 31, 2010. The decline was largely related to commercial performing restructurings. The following table provides a summary of commercial performing restructuring activity during the year ended December 31, 2011.

Table 20

Rollforward of Commercial Performing Restructured Loans

December 31, 2011

(Dollars in millions)

Balance at December 31, 2010	$657
Inflows	146
Payments and payoffs	(239)
Transfers to nonperforming restructurings	(167)
Removal due to the passage of time	(93)
Non-concessionary re-modifications	(69)

Balance at December 31, 2011	$235

Payments and payoffs represent cash received from borrowers in connection with scheduled principal payments, prepayments and payoffs of amounts outstanding at the maturity date of the loan. Transfers to nonperforming restructurings represent loans that no longer meet the requirements necessary to reflect the loan in accruing status and as a result are subsequently classified as a nonperforming restructuring.

Restructurings may be removed due to the passage of time if they: (1) did not include a forgiveness of principal or interest, (2) have performed in accordance with the modified terms (generally a minimum of six months), (3) were reported as a restructuring over a year end reporting period, and (4) reflected an interest rate on the modified loan that was a market rate at the date of modification. These loans were previously considered restructurings as a result of structural concessions such as extended interest-only terms or an amortization period that did not otherwise conform to normal underwriting guidelines.

In addition, certain transactions may be removed from classification as a restructuring as a result of a subsequent non-concessionary re-modification. Non-concessionary re-modifications represent restructurings that did not contain concessionary terms at the date of a subsequent renewal/modification and there was a reasonable expectation that the borrower would continue to comply with the terms of the loan subsequent to the date of the re-modification. A re-modification may be considered for such a re-classification if the loan has not had a forgiveness of principal or interest and the modified terms qualify as more than minor such that the re-modified loan is considered a new loan. Alternatively, such loans may be considered for reclassification in years subsequent to the date of the re-modification based on the passage of time as described in the preceding paragraph.

In connection with consumer loan restructurings, a nonperforming loan will be returned to accruing status when current as to principal and interest and upon a sustained historical repayment performance (generally a minimum of six months).

The following table provides further details regarding the payment status of TDRs outstanding at December 31, 2011:

Table 21

Troubled Debt Restructurings

	December 31, 2011
	Current Status		Past Due 30-89 Days (1)		Past Due 90 Days Or More (1)		Total
	(Dollars in millions)
Performing restructurings:
Commercial:
Commercial and industrial	$73	98.6%	$1	1.4%	$—	—%	$74
Commercial real estate - other	116	99.1	1	0.9	—	—	117
Commercial real estate - residential ADC	44	100.0	—	—	—	—	44
Direct retail lending	136	93.1	8	5.5	2	1.4	146
Sales finance	4	50.0	1	12.5	3	37.5	8
Revolving credit	50	80.6	6	9.7	6	9.7	62
Residential mortgage (2)	488	80.3	92	15.1	28	4.6	608
Other lending subsidiaries	45	90.0	5	10.0	—	—	50

Total performing restructurings (2)	956	86.2	114	10.3	39	3.5	1,109
Nonperforming restructurings (3)	97	34.6	57	20.4	126	45.0	280

Total restructurings (2)	$1,053	75.8	$171	12.3	$165	11.9	$1,389

(1)	Past due performing restructurings are included in past due disclosures.
(2)	Excludes restructured mortgage loans that are government guaranteed totaling $236 million.
(3)	Nonperforming restructurings are included in nonaccrual loan disclosures.

Allowance for Credit Losses

The allowance for credit losses, which totaled $2.3 billion and $2.8 billion at December 31, 2011 and 2010, respectively, consists of the allowance for loan and lease losses, which is presented on the Consolidated Balance Sheets, and the reserve for unfunded lending commitments, which is included in other liabilities on the Consolidated Balance Sheets. The allowance for loan and lease losses amounted to 2.10% of loans and leases held for investment at December 31, 2011 (or 2.05% excluding covered loans), compared to 2.62% (or 2.63% excluding covered loans) at year-end 2010. The decline in the allowance for loan and lease losses reflects continued improvement in the credit quality of the loan portfolio, especially in the commercial portfolio segment due to improvement in risk-grade migration trends and reductions in higher-risk commercial real estate loans. Impaired commercial loans continue to decline; however, the allowance for commercial loans as a percentage of impaired commercial loans has increased from 11.2% at December 31, 2010 to 12.4% at December 31, 2011. The ratio of the allowance for loan and lease losses to nonperforming loans held for investment, excluding covered loans, was 1.13x at December 31, 2011 compared to 1.19x at December 31, 2010.

BB&T’s net charge-offs totaled $1.7 billion for 2011 and amounted to 1.57% of average loans and leases (or 1.59% excluding covered loans), compared to $2.5 billion, or 2.41% of average loans and leases (or 2.59% excluding covered loans), in 2010. Included in net charge-offs for 2011 is $66 million of charge-offs related to covered loans. This represents realized losses in certain acquired loan pools that exceed the amounts originally estimated at the acquisition date. This impairment, which is subject to the loss sharing agreements, was provided for in prior quarters and therefore the charge-off had no income statement impact. Net charge-offs for 2011 and 2010, included $87 million and $605 million of losses on the sales of problem loans in connection with management’s nonperforming asset disposition strategy. Excluding these items, the adjusted net charge-off ratio would have been 1.50% in 2011 and 1.97% in 2010. Net charge-offs improved in all of the lending portfolios compared to the prior year, with the most significant reductions in the commercial real estate portfolios. Management expects net charge-offs to approximate 1.30% in the first quarter of 2012 and trend lower throughout the remainder of the year.

Refer to Note 4 “Allowance for Credit Losses” in the “Notes to Consolidated Financial Statements” for additional disclosures.

The following table presents an estimated allocation of the allowance for loan and lease losses at the end of each of the last five years. This allocation of the allowance for loan and lease losses is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 22

Allocation of Allowance for Loan and Lease Losses by Category

	December 31,
	2011		2010		2009		2008		2007
	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category
					(Dollars in millions)
Balances at end of period applicable to:
Commercial loans and leases	$1,053	45.7%	$1,536	47.1%	$1,574	48.2%	$912	51.9%	$548	49.3%
Direct retail lending	232	13.5	246	13.3	297	13.8	124	15.9	79	17.3
Sales finance	38	6.9	47	6.8	77	6.1	55	6.5	58	6.6
Revolving credit	112	2.1	109	2.1	127	1.9	94	1.8	70	1.8
Residential mortgage	365	19.2	298	17.0	131	14.9	91	17.6	25	19.2
Other lending subsidiaries	197	8.1	198	7.7	264	7.4	238	6.3	171	5.8
Covered	149	4.5	144	6.0	—	7.7	—	—	—	—
Unallocated	110	—	130	—	130	—	60	—	53	—

Total allowance for loan and lease losses	2,256	100.0%	2,708	100.0%	2,600	100.0%	1,574	100.0%	1,004	100.0%

Reserve for unfunded lending commitments	29		47		72		33		11

Total allowance for credit losses	$2,285		$2,755		$2,672		$1,607		$1,015

Information relevant to BB&T’s allowance for loan and lease losses for the last five years is presented in the following table.

Table 23

Analysis of Allowance for Credit Losses

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in millions)
Allowance For Credit Losses
Beginning balance	$2,755	$2,672	$1,607	$1,015	$888
Provision for credit losses (excluding covered loans)	1,119	2,494	2,811	1,445	448
Provision for covered loans	71	144	—	—	—
Charge-offs:
Commercial loans and leases (1)	(898)	(1,508)	(720)	(276)	(65)
Direct retail lending	(276)	(338)	(349)	(156)	(72)
Sales finance	(32)	(48)	(72)	(59)	(31)
Revolving credit	(95)	(118)	(127)	(79)	(47)
Residential mortgage (2)	(269)	(394)	(280)	(96)	(10)
Other lending subsidiaries	(190)	(252)	(314)	(251)	(180)
Covered loans	(66)	—	—	—	—

Total charge-offs (1)(2)	(1,826)	(2,658)	(1,862)	(917)	(405)

Recoveries:
Commercial loans and leases	71	37	21	16	17
Direct retail lending	37	33	19	12	13
Sales finance	9	9	9	7	8
Revolving credit	19	16	12	11	12
Residential mortgage	5	4	5	1	—
Other lending subsidiaries	25	31	23	19	17

Total recoveries	166	130	89	66	67

Net charge-offs (1)(2)	(1,660)	(2,528)	(1,773)	(851)	(338)

Other changes, net	—	(27)	27	(2)	17

Ending balance	$2,285	$2,755	$2,672	$1,607	$1,015

Allowance For Credit Losses:
Allowance for loan and lease losses (excluding covered loans)	$2,107	$2,564	$2,600	$1,574	$1,004
Allowance for covered loans	149	144	—	—	—
Reserve for unfunded lending commitments	29	47	72	33	11

Total allowance for credit losses	$2,285	$2,755	$2,672	$1,607	$1,015

(1)	Includes charge-offs of $464 million in commercial loans and leases during 2010 in connection with BB&T’s nonperforming loans (“NPL”) disposition strategy.
(2)	Includes charge-offs of $87 million and $141 million in residential mortgage loans during 2011 and 2010, respectively, in connection with BB&T’s NPL disposition strategy.

The following tables provide further details regarding BB&T’s commercial real estate lending, residential mortgage and consumer real estate portfolios as of December 31, 2011. Geographic information has been presented for states that exceed 10% of the category total. Consistent with BB&T’s belief that the presentation of certain asset quality measures excluding the impact of covered loans is more meaningful, certain information reflected in the following tables has been adjusted to exclude the impact of covered loans and foreclosed property. These adjustments have been identified and explained in the footnotes to each table.

Table 24

Real Estate Lending Portfolio Credit Quality and Geographic Distribution

Commercial Real Estate Loan Portfolio (1) (2)

As of / For the Period Ended December 31, 2011

Commercial Real Estate - Residential ADC	Builder / Construction	Land / Land Development	Condos / Townhomes	Total ADC
	(Dollars in millions, unless noted otherwise)
Total loans outstanding	$551	$1,427	$83	$2,061
Average loan size (in thousands)	205	462	697	350
Average client size (in thousands)	531	736	1,582	679
Nonaccrual loans and leases as a percentage of category	14.38%	19.73%	18.77%	18.26%
Gross charge-offs as a percentage of category:
Year-to-Date	7.31	12.89	5.37	11.01
Quarter-to-Date	7.58	20.17	0.93	15.93

	Total Outstandings	Nonaccrual as a Percentage of Outstandings	Gross Charge-Offs as a Percentage of Outstandings
Commercial Real Estate - Residential ADC by State of Origination			Year-to-Date	Quarter- to-Date
	(Dollars in millions)
North Carolina	$924	18.07%	12.22%	14.79%
Virginia	432	11.57	2.79	4.46
Other	705	22.61	13.86	23.96

Total	$2,061	18.26	11.01	15.93

Commercial Real Estate - Other (3)	Commercial Construction	Commercial Land / Development	Permanent Income Producing Properties	Total Other Commercial Real Estate
	(Dollars in millions, unless noted otherwise)
Total loans outstanding	$798	$1,033	$8,866	$10,697
Average loan size (in thousands)	917	595	513	538
Average client size (in thousands)	1,227	703	783	795
Nonaccrual loans and leases as a percentage of category	1.90%	9.99%	3.11%	3.68%
Gross charge-offs as a percentage of category:
Year-to-Date	2.30	7.03	1.95	2.53
Quarter-to-Date	3.72	4.67	1.77	2.21

		Nonaccrual as a Percentage of Outstandings	Gross Charge-Offs as a Percentage of Outstandings
Commercial Real Estate - Other by State of Origination (3)	Total Outstandings		Year-to-Date	Quarter- to-Date
	(Dollars in millions)
North Carolina	$3,261	3.55%	1.66%	1.00%
Virginia	1,830	1.62	1.06	1.52
Georgia	1,570	6.21	4.60	4.35
Other	4,036	3.74	3.08	2.65

Total	$10,697	3.68	2.53	2.21

Applicable ratios are annualized.

(1)	Commercial real estate loans (CRE) are defined as loans to finance non-owner occupied real property where the primary repayment source is the sale or rental/lease of the real property. Definition is based on internal classification. Excludes covered loans and in process items.
(2)	Includes net charge-offs and average balances related to loans transferred to held for sale while they were held for investment. Loans transferred to held for sale are excluded from total loans outstanding. As of December 31, 2011, there were no ADC loans or other CRE loans held for sale.
(3)	C&I loans secured by real property are excluded.

The commercial real estate-residential ADC loans held for investment portfolio totaled $2.1 billion at December 31, 2011, a decrease of $1.3 billion from December 31, 2010. Nonaccrual ADC loans held for investment were $376 million at December 31, 2011, a decrease of $137 million, compared to $513 million at December 31, 2010. As a percentage of loans held for investment, ADC nonaccruals were 18.26% at December 31, 2011, compared to 15.09% at December 31, 2010. The allowance for loan and lease losses that is assigned to the ADC portfolio was 13.9% and 13.8% of the ADC portfolio as of December 31, 2011 and year-end 2010, respectively. The gross charge-off rate for the ADC portfolio was 11.01% for 2011, compared to 13.86% for 2010. The other component of the commercial real estate portfolio, which is largely office buildings, hotels, warehouses, apartments, rental houses and shopping centers, totaled $10.7 billion at December 31, 2011. As a percentage of loans held for investment, other commercial real estate nonaccruals were 3.68% at December 31, 2011, compared with 3.53% at December 31, 2010. The gross charge-off rate for the other commercial real estate portfolio was 2.53% for 2011 compared to 3.83% for 2010. The improvement in the net charge-off rate in the commercial real estate portfolios was largely due to the losses taken in 2010 related to loans transferred to the held for sale portfolio.

Table 25

Real Estate Lending Portfolio Credit Quality and Geographic Distribution

Residential Mortgage Portfolio (1)

As of / For the Period Ended December 31, 2011

Residential Mortgage Loans	Prime	ALT-A	Construction/ Permanent	Subprime (2)	Total
	(Dollars in millions, unless noted otherwise)
Total loans outstanding	$18,224	$1,696	$410	$413	$20,743

Average loan size (in thousands)	194	295	281	58	192
Average refreshed credit score (3)	731	696	729	577	725

Percentage that are first mortgages	100%	100%	100%	82%	100%
Average loan to value at origination	73	68	73	74	73

Nonaccrual loans and leases as a percentage of category	1.06	4.47	5.09	8.74	1.57
Gross charge-offs as a percentage of category:
Year-to-Date	0.99	4.26	2.82	6.06	1.48
Quarter-to-Date	0.62	2.73	2.31	6.31	0.95

	Total Outstandings	Nonaccrual as a Percentage of Outstandings	Gross Charge-Offs as a Percentage of Outstandings
Residential Mortgage Loans by State			Year- to-Date	Quarter- to-Date
	(Dollars in millions)
North Carolina	$4,960	1.30%	0.97%	0.66%
Virginia	3,321	1.12	1.01	0.42
Florida	2,461	3.36	3.56	2.18
Other	10,001	1.42	1.37	0.97

Total	$20,743	1.57	1.48	0.95

Applicable ratios are annualized.

(1)	Excludes mortgage loans held for sale, covered loans, mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase and in process items.
(2)	Includes $297 million in loans originated by Lendmark Financial Services, which are disclosed as a part of the other lending subsidiaries category.
(3)	Weighted based on outstanding balance.

The residential mortgage loan portfolio, as presented in Table 25, totaled $20.7 billion as of December 31, 2011, an increase of 16.6% compared to December 31, 2010. As a percentage of loans, nonaccrual residential mortgage loans were 1.57% at December 31, 2011, compared with 2.72% at December 31, 2010. The gross charge-off rate for the residential mortgage loan portfolio was 1.48% in 2011 compared to 2.50% for 2010. The decline in nonaccrual residential mortgage loans and the lower charge-off rate reflect the sale of problem loans completed during the second quarter of 2011. During the second quarter of 2011, management sold approximately $271 million of problem residential mortgage loans and recorded charge-offs of $87 million. Of the $271 million of loans sold, $231 million were classified as nonaccrual. In 2010, management sold $388 million of problem residential mortgage loans and recognized $141 million of net charge-offs.

Certain of BB&T’s residential mortgage loans have an initial period where the borrower is only required to pay the periodic interest. After the initial period, the loan will require both the payment of interest and principal over the remaining term. As of December 31, 2011, approximately 11% of the outstanding balance of residential mortgage loans is currently in the interest-only phase. Approximately 13% of these balances will begin amortizing within the next three years. As of December 31, 2011, 4.3% of these interest-only loans are 30 days or more past due and still accruing interest and 2.8% are on nonaccrual status.

Table 26

Real Estate Lending Portfolio Credit Quality and Geographic Distribution

Direct Retail 1-4 Family and Lot/Land Real Estate Portfolio (1)

As of / For the Period Ended December 31, 2011

Direct Retail 1-4 Family and Lot/Land Real Estate Loans & Lines	Residential Lot/Land Loans	Home Equity Loans	Home Equity Lines	Total
	(Dollars in millions, unless otherwise noted)
Total loans outstanding	$1,068	$6,985	$5,233	$13,286
Average loan size (in thousands) (2)	55	50	36	43
Average refreshed credit score (3)	725	729	764	749
Percentage that are first mortgages	100%	83%	29%	63%
Average loan to value at origination	78	62	63	63
Nonaccrual loans and leases as a percentage of category	3.40	1.05	0.57	1.05
Gross charge-offs as a percentage of category:
Year-to-Date	7.57	1.31	1.33	1.92
Quarter-to-Date	6.30	0.92	1.23	1.50

		Nonaccrual as a Percentage of Outstandings	Gross Charge-Offs as a Percentage of Outstandings
Direct Retail 1-4 Family and Lot/Land Real Estate Loans and Lines By State of Origination	Total Outstandings		Year- to-Date	Quarter- to-Date
	(Dollars in millions)
North Carolina	$4,435	1.18%	1.99%	1.68%
Virginia	3,009	0.66	0.89	0.61
Other	5,842	1.16	2.39	1.83

Total	$13,286	1.05	1.92	1.50

Applicable ratios are annualized.

(1)	Direct retail 1-4 family and lot/land real estate loans are originated through the BB&T Community Banking network. Excludes covered loans and in process items.
(2)	Home equity lines without an outstanding balance are excluded from this calculation.
(3)	Based on number of accounts.

The direct retail consumer real estate loan portfolio, as presented in Table 26, totaled $13.3 billion as of December 31, 2011, a $556 million increase from December 31, 2010. This portfolio is composed of residential lot/land loans, home equity loans and home equity lines, which are primarily originated through the Community Banking network. As a percentage of loans, direct retail consumer real estate nonaccruals were 1.05% at December 31, 2011, compared to 1.46% at December 31, 2010. The gross charge-off rate for the direct retail consumer real estate lending portfolio was 1.92% for 2011 compared to 2.32% for 2010. The allowance for the residential lot/land portfolio was 9.2% of the residential lot/land portfolio as of December 31, 2011 compared to 7.3% at December 31, 2010.

BB&T’s home equity lines generally require the payment of interest-only during the first 15 years after origination. After this initial period, the outstanding balance begins amortizing and requires both the payment of interest and principal. As of December 31, 2011, approximately 66% of the outstanding balance of home equity lines is currently in the interest-only phase. Less than 5% of these balances will begin amortizing within the next three years. The delinquency rate of interest-only lines is similar to amortizing lines.

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

BB&T has limited ability to monitor the delinquency status of the first lien, unless the first lien is held or serviced by BB&T. As a result, using migration assumptions that are based on historical experience and adjusted for current trends, BB&T estimates the volume of second lien positions where the first lien is delinquent and appropriately adjusts the allowance to reflect the increased risk of loss on these credits. Finally, BB&T also provides additional reserves to second lien positions when the estimated combined current loan to value ratio for the credit exceeds 100%. As of December 31, 2011, BB&T held or serviced the first lien on 41.1% of its second lien positions.

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

Total deposits at December 31, 2011, were $124.9 billion, an increase of $17.7 billion, or 16.5%, compared to year-end 2010. Noninterest-bearing deposits totaled $25.7 billion at December 31, 2011, an increase of $5.0 billion, or 24.5%, from December 31, 2010. Foreign office deposits, which are placed through BB&T’s Cayman Island office, declined $4.5 billion during 2011, as the strong deposit growth limited the need for these types of funding sources. For the year ended December 31, 2011, total deposits averaged $112.3 billion, an increase of $5.5 billion, or 5.2%, compared to 2010.

Average deposits grew at a slower pace than period-end deposits, as a significant effort was made in the latter part of 2011 to attract high-quality corporate clients in connection with meeting the proposed Basel III liquidity guidelines. Management expects average deposit growth to be more moderate in the first quarter of 2012 than the latter part of 2011.

The following table presents BB&T’s average deposits for the years ended December 31, 2011 and 2010, segregated by major category:

Table 27

Composition of Average Deposits

	Years Ended December 31,
	2011		2010
	Balance	% of total	Balance	% of total
	(Dollars in millions)
Noninterest-bearing deposits	$22,945	20.4%	$19,742	18.5%
Interest checking	18,614	16.6	16,477	15.4
Money market and savings	41,287	36.7	34,942	32.7
Certificates and other time deposits	28,825	25.7	33,699	31.6
Foreign office deposits - interest-bearing	647	0.6	1,913	1.8

Total average deposits	$112,318	100.0%	$106,773	100.0%

The overall mix of deposits improved during 2011, with average noninterest-bearing deposits representing 20.4% of total deposits at December 31, 2011, compared to 18.5% at year-end 2010. In addition, interest checking and money market and savings accounts represented a higher percentage of total deposits, while certificates of deposit and foreign office deposits declined. The growth in deposits was largely driven by commercial and public funds clients, as some higher cost retail certificates of deposit were not renewed. The cost of interest-bearing deposits was 0.68% for 2011, compared to 1.05% in the prior year. The cost came down each quarter during 2011 and was 0.56% for the fourth quarter. Management expects that deposit costs will continue to trend down in 2012.

The following table provides information regarding the scheduled maturities of time deposits that are $100,000 and greater at December 31, 2011:

Table 28

Scheduled Maturities of Time Deposits $100,000 and Greater

December 31, 2011

(Dollars in millions)

Maturity Schedule:
Three months or less	$10,455
Over three through six months	2,209
Over six through twelve months	1,849
Over twelve months	5,306

Total	$19,819

Short-term Borrowings

BB&T also uses various types of short-term borrowings in meeting funding needs. While deposits remain the primary source for funding loan originations, management uses short-term borrowings as a supplementary funding source for loan growth and other balance sheet management purposes. Short-term borrowings were 3.2% of total funding on average in 2011 as compared to 5.7% in 2010. See Note 8 “Federal Funds Purchased, Securities Sold Under Agreements to Repurchase and Short-Term Borrowed Funds” in the “Notes to Consolidated Financial Statements” herein for further disclosure. The types of short-term borrowings that have been or may be used by the Corporation include Federal funds purchased, securities sold under repurchase agreements, master notes, commercial paper, U.S. Treasury tax and loan deposit notes and short-term bank notes. All of BB&T’s securities sold under repurchase agreements are reflected as collateralized borrowings on the balance sheet. Short-term borrowings at the end of 2011 were $3.6 billion, a decrease of $2.1 billion, or 37.1%, compared to year-end 2010. Average short-term borrowings totaled $5.2 billion during 2011 compared to $9.0 billion last year, a decrease of 42.5%. The decline in the balances during 2011 primarily reflects the strong deposit growth from the Basel III liquidity initiative, which reduced the need for these types of funding sources. The difference between the average balance and the year-end balance resulted from larger deposit growth in the latter half of 2011.

The following table summarizes certain pertinent information for the past three years with respect to BB&T’s short-term borrowings:

Table 29

Federal Funds Purchased, Securities Sold Under

Agreements to Repurchase and Short-Term Borrowed Funds

	As of / For the Years Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Securities Sold Under Agreements to Repurchase:
Maximum outstanding at any month-end during the year	$1,176	$2,299	$2,635
Balance outstanding at end of year	619	1,189	2,197
Average outstanding during the year	956	1,620	2,259
Average interest rate during the year	0.73%	0.85%	0.96%
Average interest rate at end of year	0.31	0.96	0.69

Federal Funds Purchased and Short-Term Borrowed Funds:
Maximum outstanding at any month-end during the year	$9,350	$10,486	$17,436
Balance outstanding at end of year	2,947	4,484	5,909
Average outstanding during the year	4,233	7,402	10,232
Average interest rate during the year	0.10%	0.10%	0.35
Average interest rate at end of year	0.17	0.32	0.21

Long-term Debt

BB&T also uses long-term debt to provide both funding and, to a lesser extent, regulatory capital. Long-term debt was 13.7% of total funding on average during 2011 and 13.6% in 2010. See Note 10 “Long-Term Debt” in the “Notes to Consolidated Financial Statements” herein for further disclosure. Long-term debt at December 31, 2011 totaled $21.8 billion. For the year ended December 31, 2011, average long-term debt increased $604 million, or 2.8%, compared to the average for 2010.

BB&T’s long-term debt consists primarily of FHLB advances, which composed 41.3% of total outstanding long-term debt at December 31, 2011; senior notes of BB&T Corporation, which composed 23.1% of the year-end balance; subordinated notes of BB&T Corporation, which composed 10.8% of the year-end balance; and junior subordinated debt to unconsolidated trusts issued by the Corporation, which composed 15.0% of total outstanding long-term debt at December 31, 2011. The remaining long-term debt primarily consists of both unsecured senior and subordinated borrowings by Branch Bank. FHLB advances are cost-effective long-term funding sources that provide BB&T with the flexibility to structure the debt in a manner that aids in the management of interest rate risk and liquidity.

Shareholders’ Equity

Shareholders’ equity totaled $17.5 billion at December 31, 2011, an increase of $982 million, or 6.0%, from year-end 2010. BB&T’s book value per common share at December 31, 2011 was $24.98, compared to $23.67 at December 31, 2010.

Shareholders’ equity increased $836 million due to BB&T’s earnings available to common shareholders retained after dividends declared. In addition, shareholders’ equity increased $110 million as a result of the issuance of additional shares and other transactions in connection with BB&T’s equity-based compensation plans, 401(k) plan and dividend reinvestment plan. Accumulated other comprehensive income increased $34 million. The increase in accumulated other comprehensive income was primarily due to a $401 million after-tax increase in the value of the available for sale securities portfolio, partially offset by declines of $235 million related to pensions and other post-retirement benefit plans and $112 million in unrecognized losses on cash flow hedges.

BB&T’s tangible shareholders’ equity available to common shareholders was $11.7 billion at December 31, 2011, an increase of $952 million, or 8.9%, compared to December 31, 2010. BB&T’s tangible book value per common share at December 31, 2011 was $16.73 compared to $15.43 at December 31, 2010. As of December 31, 2011, measures of tangible capital were not required by the regulators and, therefore, were considered non-GAAP measures. Refer to the section titled “Capital” herein for a discussion of how BB&T calculates and uses these measures in the evaluation of the Company.

Risk Management

In the normal course of business BB&T encounters inherent risk in its business activities. Risk is managed on a decentralized basis with risk decisions made as closely as possible to where the risk occurs. Centrally, risk oversight is managed at the corporate level through oversight, policies and reporting. The principal types of inherent risk include regulatory, credit, liquidity, market, operational, reputation and strategic risks.

Regulatory risk

Regulatory risk is the risk to earnings, capital, or reputation arising from violations of, or nonconformance with current and changing laws, regulations, supervisory guidance, regulatory expectations, or the rules, standards, or codes of conduct of self regulatory organizations.

Credit risk

Credit risk is the risk to earnings or capital arising from the default, inability or unwillingness of a borrower, obligor, or counterparty to meet the terms of any financial obligation with BB&T or otherwise perform as agreed. Credit risk exists in all activities where success depends on the performance of a borrower, obligor, or counterparty. Credit risk arises when BB&T funds are extended, committed, invested, or otherwise exposed through actual or implied contractual agreements, whether on or off the balance sheet. Credit risk also occurs when the credit quality of an issuer whose securities or other instruments the bank holds deteriorates.

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

Commercial and small business loans are primarily originated through BB&T’s Community Bank. In accordance with the Corporation’s lending policy, each loan undergoes a detailed underwriting process, which incorporates BB&T’s underwriting approach, procedures and evaluations described above. In addition, Branch Bank has adopted an internal maximum credit exposure lending limit of $245 million for a “best grade” credit, which is considerably below Branch Bank’s maximum legal lending limit. Commercial loans are typically priced with an interest rate tied to market indices, such as the prime rate and the London Interbank Offered Rate (“LIBOR”), or a fixed-rate. Commercial loans are individually monitored and reviewed for any possible deterioration in the ability of the client to repay the loan. Approximately 90% of BB&T’s commercial loans are secured by real estate, business equipment, inventories and other types of collateral.

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

At December 31, 2011, approximately $680 million of BB&T’s construction loan portfolio have active interest reserves (i.e., current funding of interest charges through a reserve) compared to $1.2 billion at December 31, 2010. Interest income related to loans with active interest reserves was approximately $30 million and represents less than 1% of total interest income for the year ended December 31, 2011.

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

Residential Mortgage Loan Portfolio

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

Other Lending Subsidiaries Portfolio

BB&T’s other lending subsidiaries portfolio consists of loans originated through six business units that provide specialty finance alternatives to consumers and businesses including: dealer-based financing of equipment for small businesses and consumers, commercial equipment leasing and finance, direct and indirect consumer finance, insurance premium finance, indirect subprime automobile finance, and full-service commercial mortgage banking. BB&T offers these services to bank clients as well as nonbank clients within and outside BB&T’s primary geographic market area.

BB&T’s other lending subsidiaries adhere to the same overall underwriting approach as the commercial and consumer lending portfolio and also utilize automated credit scoring to assist with underwriting the credit risk. The majority of these loans are relatively homogenous and no single loan is individually significant in terms of its size and potential risk of loss. The majority of the loans are secured by real estate, automobiles, equipment or unearned insurance premiums. As of December 31, 2011, included in the other lending subsidiaries portfolio are loans to subprime borrowers of approximately $3.3 billion, or 3.0% of the total BB&T loan and lease portfolio. Of these, approximately $297 million are residential real estate loans and are included in the disclosures in Table 25 herein.

Covered Loan Portfolio

In connection with the FDIC-assisted acquisition of Colonial, BB&T acquired approximately $14.1 billion of loans that are covered by loss sharing agreements. BB&T recorded these loans at $9.6 billion, which represented their fair value on the acquisition date. The loans covered by loss sharing agreements are primarily commercial real estate loans and residential mortgage loans. Refer to Note 3 “Loans and Leases” in the “Notes to Consolidated Financial Statements” in this report for additional disclosures related to BB&T’s covered loans.

Liquidity risk

Liquidity risk is the risk to ongoing operations arising from the inability to accommodate liability maturities, deposit withdrawals, fund asset growth, or meet contractual obligations when they come due. For additional information concerning BB&T’s management of liquidity risk, see the “Liquidity” section of “Management’s Discussion and Analysis” herein.

Market risk

Market risk is the risk to earnings or capital arising from changes in the market value of portfolios, securities, or other financial instruments due to changes in the level, volatility, or correlations among financial market rates or prices, including interest rates, foreign exchange rates, equity prices, or other relevant rates or prices. For additional information concerning BB&T’s management of market risk, see the “Market Risk Management” section of “Management’s Discussion and Analysis” herein.

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

Strategic risk

Strategic risk is the risk to earnings, capital, enterprise value, and to the achievement of BB&T’s Vision, Mission, Purpose, and business objectives that arises from BB&T’s business strategy, adverse business decisions, improper or ineffective implementation of decisions, or lack of responsiveness to changes in business environment. Strategic risk is a function of the compatibility of BB&T’s strategic goals, the business strategies developed to achieve those goals, the resources deployed against these goals, and the quality of implementation.

Risk Governance

The management of risk has always been an enterprise-wide initiative at BB&T. It is part of BB&T’s mission statement that risk is managed to optimize the long-term return to shareholders, while providing a safe and sound investment.

The Chief Risk Officer leads the Risk Management Organization (“RMO”), which designs, organizes and manages the risk framework. The management of risk begins at the business level through risk identification and management programs. The RMO is responsible for ensuring effective risk management oversight, measurement, monitoring, reporting and consistency of controls.

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

BB&T uses derivatives primarily to manage economic risk related to securities, commercial loans, mortgage servicing rights and mortgage banking operations, long-term debt and other funding sources. BB&T also uses derivatives to facilitate transactions on behalf of its clients. As of December 31, 2011, BB&T had derivative financial instruments outstanding with notional amounts totaling $67.6 billion. The estimated net fair value of open contracts was a gain of $19 million at December 31, 2011. See Note 19 “Derivative Financial Instruments” in the “Notes to Consolidated Financial Statements” herein for additional disclosures.

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

Table 30

Interest Sensitivity Simulation Analysis

			Annualized Hypothetical Percentage Change in Net Interest Income
Interest Rate Scenario
Linear	Prime Rate
Change in	December 31,		December 31,
Prime Rate	2011	2010	2011	2010
2.00%	5.25%	5.25%	3.92%	4.19%
1.00	4.25	4.25	2.27	1.97
No Change	3.25	3.25	—	—
(.25)	3.00	3.00	(.55)	(.34)

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

Table 31

Economic Value of Equity (“EVE”) Simulation Analysis

			Hypothetical Percentage Change in EVE
Change in Rates	EVE/Assets
	December 31,		December 31,
	2011	2010	2011	2010
2.00%	6.2%	8.7%	19.6%	18.8%
1.00	5.9	8.1	13.3	10.7
No Change	5.2	7.3	—	—
(.25)	4.9	7.1	(4.9)	(3.4)

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

The average VaR for the year ended December 31, 2011 was approximately $1 million. The maximum daily VaR was approximately $3 million, and the low daily VaR was less than $1 million during the same period.

Liquidity

Liquidity represents BB&T’s continuing ability to meet funding needs, primarily deposit withdrawals, timely repayment of borrowings and other liabilities, and funding of loan commitments. In addition to the level of liquid assets, such as cash, cash equivalents and securities available for sale, many other factors affect the ability to meet liquidity needs, including access to a variety of funding sources, maintaining borrowing capacity in national money markets, growing core deposits, the repayment of loans and the capability to securitize or package loans for sale.

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

The primary source of funds used for Parent Company cash requirements was dividends received from subsidiaries, which totaled $903 million during 2011. In addition, the Parent Company issued $2.0 billion of senior notes during 2011 and repaid $861 million of maturing long-term debt. Funds raised through master note agreements with commercial clients are placed in a note receivable at Branch Bank primarily for its use in meeting short-term funding needs and, to a lesser extent, to support the short-term temporary cash needs of the Parent Company. At December 31, 2011 and 2010, master note balances totaled $296 million and $806 million, respectively.

The Parent Company had eight issues of senior notes outstanding totaling $5.0 billion and four issues of subordinated notes outstanding totaling $2.4 billion at December 31, 2011. In addition, as of December 31, 2011, the Parent Company had $3.3 billion of junior subordinated debentures outstanding to unconsolidated trusts. Management has announced intentions to retire the junior subordinated debentures during 2012 and to complete the process by the end of 2013. Refer to Note 10 “Long-Term Debt” in the “Notes to Consolidated Financial Statements” for additional information with respect to these senior notes, subordinated notes and junior subordinated debentures.

Branch Bank has several major sources of funding to meet its liquidity requirements, including access to capital markets through issuance of senior or subordinated bank notes and institutional certificates of deposit, access to the FHLB system, dealer repurchase agreements and repurchase agreements with commercial clients, access to the overnight and term Federal funds markets, use of a Cayman branch facility, access to retail brokered certificates of deposit and a borrower in custody program with the Federal Reserve Bank for the discount window. As of December 31, 2011, BB&T has approximately $43 billion of secured borrowing capacity, which represents approximately 436% of one year wholesale funding maturities.

BB&T Corporation’s and Branch Bank’s ability to raise funding at competitive prices is affected by the rating agencies’ views of BB&T Corporation’s and Branch Bank’s credit quality, liquidity, capital and earnings. Management meets with the rating agencies on a routine basis to discuss the current outlook for BB&T Corporation and Branch Bank. The ratings for BB&T Corporation and Branch Bank by the four major rating agencies are detailed in the table below.

Table 32

Credit Ratings of BB&T Corporation and Branch Bank

December 31, 2011

	S&P	Moody’s	Fitch	DBRS
BB&T Corporation:
Commercial Paper	A-2	P-1	F1	R-1(low)
Issuer	A-	A2	A+	A(high)
LT/Senior debt	A-	A2	A+	A(high)
Subordinated debt	BBB+	A3	A	A
Subordinated shelf short term	A-2	N/A	F1	N/A

Branch Bank:
Bank financial strength	N/A	B-	a+	N/A
Long term deposits	A	A1	AA-	AA(low)
LT/Senior unsecured bank notes	A	A1	A+	AA(low)
Other long term senior obligations	A	A1	A+	AA(low)
Other short term senior obligations	A-1	P-1	F1	R-1(middle)
Short term bank notes	A-1	P-1	F1	R-1(middle)
Short term deposits	A-1	P-1	F1+	R-1(middle)
Subordinated bank notes	A-	A2	A	A(high)

Ratings Outlook:
Credit Trend	Stable	Stable	Stable	Stable

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

Management believes current sources of liquidity are adequate to meet BB&T’s current requirements and plans for continued growth. See Note 5 “Premises and Equipment,” Note 10 “Long-Term Debt” and Note 15 “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements” for additional information regarding outstanding balances of sources of liquidity and contractual commitments and obligations.

Contractual Obligations, Commitments, Contingent Liabilities, Off-Balance Sheet Arrangements, And Related Party Transactions

The following table presents, as of December 31, 2011, BB&T’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities. Further discussion of the nature of each obligation is included in Note 15 “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements.”

Table 33

Contractual Obligations and Other Commitments

December 31, 2011

	Total	Less than One Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(Dollars in millions)
Contractual Cash Obligations:
Long-term debt	$21,803	$1,522	$3,680	$5,199	$11,402
Operating leases	1,418	184	328	262	644
Commitments to fund affordable housing investments	394	183	195	14	2
Venture capital commitments (1)	129	30	78	21	—
Time deposits	33,899	21,564	8,885	3,450	—

Total contractual cash obligations	$57,643	$23,483	$13,166	$8,946	$12,048

(1)	Maturities are based on estimated payment dates.

BB&T’s significant commitments include certain investments in affordable housing and historic building rehabilitation projects throughout its market area. BB&T enters into such arrangements as a means of supporting local communities and recognizes tax credits relating to these investments. At December 31, 2011, BB&T’s investments in such projects totaled $1.2 billion, which includes outstanding commitments of $394 million. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. Branch Bank typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. As of December 31, 2011, BB&T had $178 million in loan commitments outstanding related to these projects, of which $76 million had been funded. BB&T’s risk exposure relating to such commitments is generally limited to the amount of investments and loan commitments made. Refer to Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” for further discussion of these investments in limited partnerships.

In addition, BB&T enters into derivative contracts to manage various financial risks. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. Derivative contracts are carried at fair value on the Consolidated Balance Sheets with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Derivative contracts are written in amounts referred to as notional amounts, which only provide the basis for calculating payments between counterparties and are not a measure of financial risk. Therefore, the derivative liabilities recorded on the balance sheet as of December 31, 2011 do not represent the amounts that may ultimately be paid under these contracts. Further discussion of derivative instruments is included in Note 1 “Summary of Significant Accounting Policies” and Note 19 “Derivative Financial Instruments” in the “Notes to Consolidated Financial Statements.”

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

BB&T has investments and future funding commitments to certain venture capital funds. As of December 31, 2011, BB&T had investments of $261 million related to these ventures and future funding commitments of $129 million. BB&T’s risk exposure relating to such commitments is generally limited to the amount of investments and future funding commitments made.

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

BB&T’s significant commitments and obligations are summarized in the accompanying table. Not all of the commitments presented in the table will be used, thus the actual cash requirements are likely to be significantly less than the amounts reported.

Table 34

Summary of Significant Commitments

December 31, 2011

(Dollars in millions)

Lines of credit	$14,991
Letters of credit and financial guarantees written	6,095
Other commitments (1)	25,258

Total significant commitments	$46,344

(1)	Other commitments include unfunded business loan commitments, unfunded overdraft protection on demand deposit accounts and other unfunded commitments to lend.

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

Management regularly monitors the capital position of BB&T on a consolidated basis. In this regard, management’s overriding policy is to maintain capital at levels that will result in BB&T being classified as “well-capitalized” for regulatory purposes and to maintain sufficient capital relative to the Corporation’s level of risk. Secondarily, it is management’s intent to maintain consolidated capital levels that result in regulatory risk-based capital ratios that are generally comparable with BB&T’s peers of similar size, complexity and risk profile. Management monitors and intends to maintain the following minimum capital ratios:

Table 35

BB&T’s Internal Capital Guidelines

Tier 1 Capital Ratio	8.50%
Total Capital Ratio	11.50%
Tier 1 Leverage Capital Ratio	6.50%
Tangible Capital Ratio	5.50%
Tier 1 Common Equity Ratio	7.00%

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

BB&T’s Tier 1 common equity ratio was 9.7% at December 31, 2011 compared to 9.1% at the end of 2010. The improvement in this ratio was due to strong capital generation. In addition, asset growth during 2011 was in lower risk-weighted securities. As of December 31, 2011, BB&T’s Tier 1 common equity ratio under the proposed Basel III capital standards was estimated to be 8.8%.

BB&T regularly performs stress testing on its capital levels and is required to periodically submit the company’s capital plans to the banking regulators. Management’s capital deployment plan in order of preference is to focus on organic growth, dividends, strategic opportunities and share repurchases.

As previously mentioned, management announced its intentions to retire its trust preferred securities during 2012 and complete the process by the end of 2013.

BB&T’s regulatory and tangible capital ratios for December 31, 2011 and 2010 are set forth in Table 36. In September 2010, the Basel Committee on Banking Supervision proposed new regulatory capital requirements (commonly referred to as “Basel III”) in an effort to strengthen the financial services industry. It is anticipated that U.S. regulators will adopt new regulatory capital requirements similar to those defined in Basel III. The primary impacts to BB&T of the proposed measure are the deduction of net pension assets from Tier 1 capital and the elimination of the other comprehensive income adjustments for available-for-sale securities and pension and postretirement obligations. In addition, the proposed requirements result in adjustments to Tier 1 common equity and risk-weighted assets for mortgage servicing rights, deferred tax assets and unconsolidated investments. Refer to Table 37 for a reconciliation of how BB&T calculates the Tier 1 common equity ratio under the proposed Basel III capital guidelines.

Table 36

Capital Ratios

	December 31,
	2011	2010
	(Dollars in millions, except per share data)
Risk-based:
Tier 1	12.5%	11.8%
Total	15.7	15.5
Leverage capital	9.0	9.1

Non-GAAP capital measures (1):
Tangible common equity as a percentage of tangible assets	6.9	7.1
Tier 1 common equity as a percentage of risk-weighted assets	9.7	9.1

Calculations of Tier 1 common equity and tangible assets and related measures:
Tier 1 equity	$14,913	$13,959
Less:
Qualifying restricted core capital elements	3,250	3,248

Tier 1 common equity	$11,663	$10,711

Total assets	$174,579	$157,081
Less:
Intangible assets, net of deferred taxes	6,406	6,391
Plus:
Regulatory adjustments, net of deferred taxes	421	636

Tangible assets	$168,594	$151,326

Total risk-weighted assets (2)	$119,725	$118,131

Tangible common equity as a percentage of tangible assets	6.9%	7.1%
Tier 1 common equity as a percentage of risk-weighted assets	9.7	9.1
Tier 1 common equity	$11,663	$10,711
Outstanding shares at end of period (in thousands)	697,143	694,381
Tangible book value per common share	$16.73	$15.43

(1)	Tangible common equity and Tier 1 common equity ratios are non-GAAP measures. BB&T uses the Tier 1 common equity definition used in the SCAP assessment to calculate these ratios. BB&T’s management uses these measures to assess the quality of capital and believes that investors may find them useful in their analysis of the Corporation. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies.
(2)	Risk-weighted assets are determined based on regulatory capital requirements.

Table 37

Estimated Basel III Capital Ratios (1)

December 31, 2011
(Dollars in millions)
Tier 1 common equity under Basel I definition	$11,663
Adjustments:
Other comprehensive income related to AFS securities, defined benefit pension and other postretirement employee benefit plans	(553)
Deduction for net defined benefit pension asset	(423)
Other adjustments	57

Estimated Tier 1 common equity under Basel III definition	$10,744

Estimated risk-weighted assets under Basel III definition	$122,600
Estimated Tier 1 common equity as a percentage of risk-weighted assets under Basel III definition	8.8%

(1)	The Basel III calculations are non-GAAP measures and reflect adjustments for the related elements as proposed by regulatory authorities, which are subject to change. BB&T management uses these measures to assess the quality of capital and believes that investors may find them useful in their analysis of the Corporation. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies.

Fourth Quarter Results

Consolidated net income available to common shareholders for the fourth quarter of 2011 of $391 million was up 88.0% compared to $208 million earned during the same period in 2010. On a diluted per common share basis, earnings for the fourth quarter of 2011 were $0.55, up 83.3% compared to $0.30 for the same period in 2010. BB&T’s results of operations for the fourth quarter of 2011 produced an annualized return on average assets of 0.93% and an annualized return on average common shareholders’ equity of 8.76% compared to prior year ratios of 0.54% and 4.88%, respectively.

Total revenues were $2.4 billion for the fourth quarter of 2011, up $78 million compared to the fourth quarter of 2010. The increase in total revenues was primarily due to $120 million of higher net interest income, primarily driven by lower borrowing and deposit costs. The net interest margin was 4.02%, down 2 basis points compared to the fourth quarter of 2010. Noninterest income decreased $42 million. The decrease in noninterest income was largely attributable to a decrease of $46 million for FDIC loss share income due to the lower offset related to the provision for covered loans and the impact of cash flow reassessments. In addition, checkcard fees decreased $31 million primarily due to the implementation of the Durbin amendment, and investment banking and brokerage fees decreased $22 million due to a reduction in activity. These decreases were partially offset by $51 million of fewer losses and writedowns on the commercial loans held for sale in connection with management’s nonperforming loan disposition strategy.

Noninterest expenses were $1.6 billion for the fourth quarter of 2011, up $197 million compared to the fourth quarter of 2010. The increase in noninterest expenses was primarily due to a $184 million increase in foreclosed property expenses as management accelerated its strategy to reduce the inventory of foreclosed property.

The provision for credit losses, excluding covered loans, for the fourth quarter of 2011 declined $320 million, or 58.9%, compared to the fourth quarter of 2010, as improving credit quality resulted in lower provision expense. The provision for covered loans decreased $51 million, which was offset by a corresponding $41 million decrease in FDIC loss share income. Net charge-offs, excluding covered loans, for the fourth quarter of 2011 were $158 million less than the fourth quarter of 2010. The level of nonperforming assets, loan delinquencies and the outlook for future credit losses improved significantly during 2011.

An $84 million provision for income taxes was recorded for the fourth quarter of 2011 compared to $15 million for the fourth quarter of 2010. This resulted in an effective tax rate for the fourth quarter of 2011 of 17.4% compared to 6.5% for the prior year’s fourth quarter. The increase in the effective tax rate was primarily due to higher levels of pre-tax earnings in 2011 compared to 2010.

The accompanying table, “Quarterly Financial Summary—Unaudited,” presents condensed information relating to quarterly periods in the years ended December 31, 2011 and 2010.

Table 38

Quarterly Financial Summary—Unaudited

	2011				2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in millions, except per share data)
Consolidated Summary of Operations:
Interest income	$1,769	$1,750	$1,690	$1,676	$1,755	$1,762	$1,819	$1,779
Interest expense	317	334	336	391	423	448	459	465
Provision for credit losses	272	250	328	340	643	770	650	575
Securities gains (losses), net	103	(39)	(2)	—	99	239	219	(3)
Other noninterest income	819	729	789	714	865	871	820	847
Noninterest expense	1,618	1,417	1,395	1,372	1,421	1,408	1,500	1,341
Provision for income taxes	84	68	91	53	15	27	25	48

Net income	400	371	327	234	217	219	224	194

Noncontrolling interest	9	5	20	9	9	9	14	6

Net income available to common shareholders	$391	$366	$307	$225	$208	$210	$210	$188

Basic earnings per common share	$0.56	$0.52	$0.44	$0.32	$0.30	$0.30	$0.30	$0.27

Diluted earnings per common share	$0.55	$0.52	$0.44	$0.32	$0.30	$0.30	$0.30	$0.27

Selected Average Balances:
Assets	$171,496	$165,520	$157,730	$156,931	$159,464	$155,666	$159,786	$163,807
Securities, at amortized cost	35,867	31,567	27,060	25,059	25,988	23,277	28,309	32,989
Loans and leases (1)	108,523	105,658	104,341	105,294	105,946	104,755	103,964	104,468
Total earning assets	147,364	141,259	134,235	133,331	134,929	130,983	135,374	140,138
Deposits	121,925	115,056	106,466	105,614	105,592	103,505	107,060	111,031
Federal funds purchased, securities sold under repurchase agreements and short-term debt	3,727	4,307	5,486	7,286	9,446	7,355	9,105	10,207
Long-term debt	21,689	22,347	23,114	21,879	21,890	21,833	21,660	21,221
Total interest-bearing liabilities	122,125	118,340	112,915	113,789	115,901	112,594	118,479	123,995
Shareholders’ equity	17,755	17,551	17,072	16,673	16,951	17,035	16,925	16,627

(1)	Loans and leases are net of unearned income and include loans held for sale.

ITEM 9A.  CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting and Evaluation of Disclosure Controls and Procedures

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Corporation conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on this evaluation under the “COSO” criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2011.

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

There was no change in the Corporation’s internal control over financial reporting that occurred during the fourth quarter of 2011 that has materially affected or is likely to materially affect, the Corporation’s internal control over financial reporting.

The effectiveness of the internal control structure over financial reporting, as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of BB&T Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of BB&T Corporation and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

February 27, 2012

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

(Dollars in millions, except per share data, shares in thousands)

	2011	2010
Assets
Cash and due from banks	$1,562	$1,127
Interest-bearing deposits with banks	2,646	931
Federal funds sold and securities purchased under resale agreements or similar arrangements	136	327
Segregated cash due from banks	20	309
Trading securities at fair value	534	633
Securities available for sale at fair value ($1,577 and $1,539 covered by FDIC loss share at December 31, 2011 and December 31, 2010, respectively)	22,313	23,169
Securities held to maturity (fair value of $14,098 at December 31, 2011)	14,094	—
Loans held for sale ($3,736 and $3,176 at fair value at December 31, 2011 and December 31, 2010, respectively)	3,736	3,697
Loans and leases ($4,867 and $6,194 covered by FDIC loss share at December 31, 2011 and December 31, 2010, respectively)	107,469	103,567
Allowance for loan and lease losses	(2,256)	(2,708)

Loans and leases, net of allowance for loan and lease losses	105,213	100,859

FDIC loss share receivable	1,100	1,922
Premises and equipment	1,855	1,840
Goodwill	6,078	6,008
Core deposit and other intangible assets	444	508
Residential mortgage servicing rights at fair value	563	830
Other assets ($415 and $360 of foreclosed property and other assets covered by FDIC loss share at December 31, 2011 and December 31, 2010, respectively)	14,285	14,921

Total assets	$174,579	$157,081

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$25,684	$20,637
Interest-bearing deposits	99,255	86,576

Total deposits	124,939	107,213

Federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	3,566	5,673
Long-term debt	21,803	21,730
Accounts payable and other liabilities	6,791	5,967

Total liabilities	157,099	140,583

Commitments and contingencies (Note 15)
Shareholders’ equity:
Common stock, $5 par	3,486	3,472
Additional paid-in capital	5,873	5,776
Retained earnings	8,772	7,935
Accumulated other comprehensive loss, net of deferred income taxes	(713)	(747)
Noncontrolling interests	62	62

Total shareholders’ equity	17,480	16,498

Total liabilities and shareholders’ equity	$174,579	$157,081

Common shares outstanding	697,143	694,381
Common shares authorized	2,000,000	2,000,000
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2011, 2010 and 2009

(Dollars in millions, except per share data, shares in thousands)

	2011	2010	2009
Interest Income
Interest and fees on loans and leases	$6,119	$6,080	$5,547
Interest and dividends on securities	747	1,019	1,319
Interest on other earning assets	19	16	18

Total interest income	6,885	7,115	6,884

Interest Expense
Interest on deposits	610	917	1,271
Interest on federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	11	22	58
Interest on long-term debt	757	856	711

Total interest expense	1,378	1,795	2,040

Net Interest Income	5,507	5,320	4,844
Provision for credit losses	1,190	2,638	2,811

Net Interest Income After Provision for Credit Losses	4,317	2,682	2,033

Noninterest Income
Insurance income	1,044	1,041	1,047
Service charges on deposits	563	618	690
Mortgage banking income	436	521	658
Investment banking and brokerage fees and commissions	333	352	346
Checkcard fees	271	274	227
Bankcard fees and merchant discounts	204	177	156
Trust and investment advisory revenues	173	159	139
Income from bank-owned life insurance	122	123	97
FDIC loss share income, net	(289)	(116)	14
Other income	194	254	361
Securities gains (losses), net
Realized gains, net	174	585	240
Other-than-temporary impairments	(22)	(117)	(172)
Non-credit portion recognized in other comprehensive income	(90)	86	131

Total securities gains (losses), net	62	554	199

Total noninterest income	3,113	3,957	3,934

Noninterest Expense
Personnel expense	2,727	2,616	2,517
Foreclosed property expense	802	747	356
Occupancy and equipment expense	616	608	579
Loan processing expenses	227	201	147
Regulatory charges	212	211	230
Professional services	174	170	130
Software expense	118	117	94
Amortization of intangibles	99	122	114
Merger-related and restructuring charges, net	16	69	38
Other expenses	811	809	726

Total noninterest expense	5,802	5,670	4,931

Earnings
Income before income taxes	1,628	969	1,036
Provision for income taxes	296	115	159

Net income	1,332	854	877

Noncontrolling interests	43	38	24
Dividends and accretion on preferred stock	—	—	124

Net income available to common shareholders	$1,289	$816	$729

Earnings Per Common Share
Basic	$1.85	$1.18	$1.16

Diluted	$1.83	$1.16	$1.15

Cash dividends declared	$0.65	$0.60	$0.92

Weighted Average Shares Outstanding
Basic	696,532	692,489	629,583

Diluted	705,168	701,039	635,619

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2011, 2010 and 2009

(Dollars in millions, except per share data, shares in thousands)

	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders’ Equity
Balance, January 1, 2009	559,248	$3,082	$2,796	$3,510	$7,381	$(732)	$44	$16,081
Add (Deduct):
Comprehensive income (loss):
Net income	—	—	—	—	853	—	24	877
Net change in other comprehensive income (loss)	—	—	—	—	—	315	—	315

Total comprehensive income (loss) (Note 12)	—	—	—	—	853	315	24	1,192

Stock transactions:
In purchase acquisitions (1)	1,628	—	8	32	—	—	—	40
In connection with equity awards, net of repurchases	463	—	2	4	—	—	—	6
In connection with dividend reinvestment plan	2,688	—	14	44	—	—	—	58
In connection with 401(k) plan	1,011	—	5	20	—	—	—	25
In common stock offerings	124,712	—	624	2,014	—	—	—	2,638
Redemption of preferred stock and warrant	—	(3,134)	—	(67)	—	—	—	(3,201)
Cash dividends declared on common stock, $0.92 per share	—	—	—	—	(570)	—	—	(570)
Cash dividends accrued on preferred stock	—	—	—	—	(73)	—	—	(73)
Equity-based compensation expense	—	—	—	62	—	—	—	62
Other, net	—	52	—	1	(52)	—	(18)	(17)

Balance, December 31, 2009	689,750	$—	$3,449	$5,620	$7,539	$(417)	$50	$16,241

Add (Deduct):
Comprehensive income (loss):
Net income	—	—	—	—	816	—	38	854
Net change in other comprehensive income (loss)	—	—	—	—	—	(330)	—	(330)

Total comprehensive income (loss) (Note 12)	—	—	—	—	816	(330)	38	524

Stock transactions:
In purchase acquisitions (1)	57	—	—	2	—	—	—	2
In connection with equity awards, net of repurchases	1,667	—	8	24	—	—	—	32
In connection with dividend reinvestment plan	1,106	—	6	24	—	—	—	30
In connection with 401(k) plan	1,801	—	9	39	—	—	—	48
Cash dividends declared on common stock, $0.60 per share	—	—	—	—	(416)	—	—	(416)
Equity-based compensation expense	—	—	—	79	—	—	—	79
Other, net	—	—	—	(12)	(4)	—	(26)	(42)

Balance, December 31, 2010	694,381	$—	$3,472	$5,776	$7,935	$(747)	$62	$16,498

Add (Deduct):
Comprehensive income (loss):
Net income	—	—	—	—	1,289	—	43	1,332
Net change in other comprehensive income (loss)	—	—	—	—	—	34	—	34

Total comprehensive income (loss) (Note 12)	—	—	—	—	1,289	34	43	1,366

Stock transactions:
In purchase acquisitions (1)	26	—	—	1	—	—	—	1
In connection with equity awards	1,963	—	10	(9)	—	—	—	1
Shares repurchased in connection with equity awards	(651)	—	(3)	(15)	—	—	—	(18)
In connection with dividend reinvestment plan	586	—	3	13	—	—	—	16
In connection with 401(k) plan	838	—	4	19	—	—	—	23
Cash dividends declared on common stock, $0.65 per share	—	—	—	—	(453)	—	—	(453)
Equity-based compensation expense	—	—	—	98	—	—	—	98
Other, net	—	—	—	(10)	1	—	(43)	(52)

Balance, December 31, 2011	697,143	$—	$3,486	$5,873	$8,772	$(713)	$62	$17,480

(1)	Includes shares issued as contingent consideration in years subsequent to the acquisition.

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011, 2010 and 2009

(Dollars in millions)

	2011	2010	2009
Cash Flows From Operating Activities:
Net income	$1,332	$854	$877
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	1,190	2,638	2,811
Depreciation	264	260	225
Amortization of intangibles	99	122	114
Equity-based compensation	98	79	62
(Gain) loss on securities, net	(62)	(554)	(199)
Net write-downs/losses on foreclosed property	655	576	253
Net change in operating assets and liabilities:
Segregated cash due from banks	289	(39)	109
Trading securities	38	3	(260)
Loans held for sale	(583)	(620)	(31)
FDIC loss share receivable	869	921	—
Other assets	(55)	(2,006)	(1,058)
Accounts payable and other liabilities	572	689	(3,390)
Other, net	(141)	(25)	(6)

Net cash from operating activities	4,565	2,898	(493)

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	4,006	31,334	17,074
Proceeds from maturities, calls and paydowns of securities available for sale	3,271	6,049	7,918
Purchases of securities available for sale	(13,926)	(26,598)	(21,924)
Proceeds from maturities, calls and paydowns of securities held to maturity	1,828	—	—
Purchases of securities held to maturity	(7,578)	—	—
Originations and purchases of loans and leases, net of principal collected	(6,240)	(4,594)	(392)
Net cash from divestitures	—	(832)	27
Net cash from business combinations	(86)	(7)	4,475
Purchases of premises and equipment	(224)	(428)	(174)
Proceeds from sales of foreclosed property or other real estate held for sale	1,017	967	404
Other, net	106	88	(175)

Net cash from investing activities	(17,826)	5,979	7,233

Cash Flows From Financing Activities:
Net change in deposits	17,799	(6,843)	(2,901)
Net change in federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	(2,107)	(2,434)	(2,756)
Proceeds from issuance of long-term debt	2,010	500	3,758
Repayment of long-term debt	(2,190)	(336)	(3,749)
Net proceeds from common stock issued	22	110	2,727
Retirement of preferred stock and warrant	—	—	(3,201)
Cash dividends paid on common stock	(446)	(415)	(727)
Cash dividends paid on preferred stock	—	—	(93)
Other, net	132	277	111

Net cash from financing activities	15,220	(9,141)	(6,831)

Net Change in Cash and Cash Equivalents	1,959	(264)	(91)
Cash and Cash Equivalents at Beginning of Period	2,385	2,649	2,740

Cash and Cash Equivalents at End of Period	$4,344	$2,385	$2,649

Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the period for:
Interest	$1,404	$1,868	$2,126
Income taxes	(82)	972	431
Noncash investing and financing activities:
Transfer of securities available for sale to securities held to maturity	8,341	—	—
Transfers of loans to foreclosed property	1,083	1,521	1,551
Transfers of loans held for investment to loans held for sale	226	1,604	731
Common stock issued in business combinations	1	2	40

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

Nature of Operations

Branch Bank has offices in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Tennessee, Kentucky, Florida, Alabama, Indiana, Texas and Washington, D.C. Branch Bank provides a wide range of banking services to individuals and businesses, and offers a variety of loans to businesses and consumers. Such loans are made primarily to individuals residing in the market areas described above or to businesses located within BB&T’s geographic footprint. Branch Bank also markets a wide range of deposit services to individuals, businesses and public entities. Branch Bank offers, either directly, or through its subsidiaries, lease financing to businesses and municipal governments; factoring; discount brokerage services, annuities and mutual funds; life insurance, property and casualty insurance, health insurance and commercial general liability insurance on an agency basis and through a wholesale insurance brokerage operation; insurance premium financing; permanent financing arrangements for commercial real estate; loan servicing for third-party investors; direct consumer finance loans to individuals; trust and retirement services, comprehensive wealth advisory services and association services. BB&T FSB and the direct nonbank subsidiaries of BB&T provide a variety of financial services including credit card lending, automobile lending, equipment financing, full-service securities brokerage, asset management and capital markets services.

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

BB&T has investments in certain entities for which BB&T does not have the controlling interest. For these investments, the Company records its portion of income or loss in other noninterest income in the Consolidated Statements of Income. BB&T periodically evaluates these investments for impairment.

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

To consummate an acquisition, BB&T typically issues common stock and/or pays cash, depending on the terms of the acquisition agreement. The value of common shares issued is determined based upon the market price of the stock as of the closing of the acquisition.

In connection with mergers and acquisitions, BB&T may issue options to purchase shares of its common stock in exchange for options to purchase shares of the acquired entities that are outstanding at the time the merger is completed. To the extent vested, the options are considered to be part of the purchase price paid. There is no change in the aggregate intrinsic value of the options issued compared to the intrinsic value of the options held immediately before the exchange, nor does the ratio of the exercise price per option to the market value per share change.

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

Debt securities are classified as held to maturity where BB&T has both the intent and ability to hold the securities to maturity. These securities are reported at amortized cost.

Debt securities, which may be sold to meet liquidity needs arising from unanticipated deposit and loan fluctuations, changes in regulatory capital requirements, or unforeseen changes in market conditions, are classified as available for sale. Securities available for sale are reported at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income or loss, net of deferred income taxes, in the shareholders’ equity section of the Consolidated Balance Sheets. Gains or losses realized from the sale of securities available for sale are determined by specific identification and are included in noninterest income.

BB&T evaluates each held to maturity and available for sale security in a loss position for other-than-temporary impairment (“OTTI”). BB&T considers such factors as the length of time and the extent to which the market value has been below amortized cost, long term expectations and recent experience regarding principal and interest payments, BB&T’s intent to sell and whether it is more likely than not that the Company would be required to sell those securities before the anticipated recovery of the amortized cost basis. The credit component of an OTTI loss is recognized in earnings and the non-credit component is recognized in accumulated other comprehensive income in situations where BB&T does not intend to sell the security and it is more-likely-than-not that BB&T will not be required to sell the security prior to recovery.

Trading account securities, which include both debt and equity securities, are reported at fair value. Unrealized market value adjustments, fees, and realized gains or losses from trading account activities (determined by specific identification) are included in noninterest income. Interest income on trading account securities is included in interest and dividends from other earning assets.

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

The value for loans held for sale carried at fair value is primarily based on quoted market prices for securities backed by similar types of loans. Direct loan origination fees and costs related to loans held for sale and accounted for at fair value are not capitalized, but rather are recorded as mortgage banking income in the case of the direct loan origination fees and primarily personnel expense in the case of the direct loan origination costs. Gains and losses on sales of mortgage loans are included in mortgage banking income. Gains and losses on sales of commercial loans held for sale are included in other noninterest income.

Loans and Leases

The Company’s accounting methods for loans differ depending on whether the loans are originated or acquired, and if acquired, whether or not the acquired loans reflect credit deterioration since the date of origination such that it is probable at the date of acquisition that BB&T will be unable to collect all contractually required payments.

Originated Loans and Leases

Loans and leases that management has the intent and ability to hold for the foreseeable future are reported at their outstanding principal balances net of any unearned income, charge-offs, and unamortized fees and costs on originated loans. The net amount of nonrefundable loan origination fees and certain direct costs associated with the lending process are deferred and amortized to interest income over the contractual lives of the loans using methods that approximate the interest method.

BB&T classifies all loans and leases past due when the payment of principal and interest based upon contractual terms is greater than 30 days delinquent. When commercial loans are placed on nonaccrual status as described below, a charge-off is recorded, as applicable, to decrease the carrying value of such loans to the estimated fair value of the collateral securing the loan. Consumer loans are subject to mandatory charge-off at a specified delinquency date consistent with regulatory guidelines. As such, consumer loans are subject to collateral valuation and charge-off, as applicable, when they are moved to nonaccrual status as described below.

Purchased Loans

Purchased loans are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date.

Acquired loans are evaluated upon acquisition and classified as either purchased impaired or purchased non-impaired. Purchased impaired loans reflect credit deterioration since origination such that it is probable at acquisition that BB&T will be unable to collect all contractually required payments. For purchased impaired loans, expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows is reasonably estimable. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are recognized prospectively as interest income. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses. For purchased non-impaired loans, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income over the estimated life of the loans using a method that approximates the interest method.

Based on the characteristics of loans acquired in a Federal Deposit Insurance Corporation (“FDIC”) assisted transaction and the impact of associated loss-sharing arrangements, BB&T determined that it was appropriate to apply the expected cash flows approach described above to all loans acquired in such transactions.

Nonperforming Assets

Nonperforming assets include nonaccrual loans and leases and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of customers’ loan defaults. BB&T’s policies related to when loans are placed on nonaccrual status conform to guidelines prescribed by bank regulatory authorities. The majority of commercial loans and leases are placed on nonaccrual status when it is probable that principal or interest is not fully collectible, or generally when principal or interest becomes 90 days past due, whichever occurs first. Other lending subsidiaries’ loans, which includes both consumer and commercial loans, are placed on nonaccrual status generally when principal and interest becomes 90 days past due. Direct retail loans, mortgage and sales finance loans are placed on nonaccrual status at varying intervals, based on the type of product, generally when principal and interest becomes between 90 days and 180 days past due. Revolving credit loans are not placed on nonaccrual but are charged off after they become 150 days past due, with unpaid fees and finance charges reversed against interest income.

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

Assets acquired as a result of foreclosure are carried at the lower of cost or net realizable value. Net realizable value equals fair value less estimated selling costs. Cost is determined based on the sum of unpaid principal, accrued but unpaid interest if not required to be reversed, and acquisition costs associated with the loan. Any excess of cost over net realizable value at the time of foreclosure is charged to the allowance for loan and lease losses. Nonperforming assets are subject to periodic revaluations of the collateral underlying impaired loans and foreclosed real estate. The periodic revaluations are generally based on the appraised value of the property and may include additional liquidity adjustments based upon the expected retention period. BB&T’s policies require that valuations be updated at least annually and that upon foreclosure, the valuation must not be aged greater than six months old, otherwise an updated appraisal is required. Routine maintenance costs, subsequent declines in market value and net losses on disposal are included in foreclosed property expense.

Restructurings

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

Allowance for Credit Losses

The allowance for credit losses comprises the allowance for loan and lease losses and the reserve for unfunded lending commitments. The allowance for credit losses represents management’s best estimate of probable credit losses inherent in the loan and lease portfolios and off-balance sheet lending commitments at the balance sheet date. The Company determines the allowance for credit losses based on an ongoing evaluation. This evaluation is inherently subjective because it requires material estimates, including the amounts and timing of cash flows expected to be received on impaired loans. Those estimates are susceptible to significant change. Changes to the allowance for credit losses are made by charges to the provision for credit losses, which is reflected in the Consolidated Statements of Income. Loans or lease balances deemed to be uncollectible are charged off against the allowance for loan and lease losses. Recoveries of amounts previously charged off are credited to the allowance for loan and lease losses. The methodology used to determine the reserve for unfunded lending commitments is inherently similar to that used to determine the collective component of the allowance for loan and lease losses described above, adjusted for factors specific to binding commitments, including the probability of funding and exposure at default. While management uses the best information available to establish the allowance for credit losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in computing the allowance or, if required by regulators, based upon information available to them at the time of their examinations.

Accounting standards require the presentation of certain disclosure information at the portfolio segment level, which represents the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. BB&T concluded that its loan and lease portfolio comprises three portfolio segments; commercial, retail and covered and other acquired. The commercial portfolio segment includes commercial real estate, commercial and industrial and other loans originated by certain other lending subsidiaries, and was identified based on the risk-based approach used to estimate the allowance for loan and lease losses for the vast majority of these loans. The retail portfolio segment includes direct retail lending, revolving credit, mortgage, sales finance and other loans originated by certain retail-oriented subsidiaries, and was identified based on the delinquency-based approach used to estimate the allowance for these loans. The covered and other acquired portfolio segment was identified based on the expected cash flows approach used to estimate the allowance related to loans acquired subsequent to December 31, 2008.

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

The entire amount of the allowance for credit losses is available to absorb losses on any loan category or lending-related commitment.

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

On a quarterly basis, BB&T reviews all commercial lending relationships with outstanding debt of $5 million or more that have been classified as substandard or doubtful. While this review is largely focused on the borrower’s ability to repay the loan, BB&T also considers the capacity and willingness of a loan’s guarantors to support the debt service on the loan as a secondary source of repayment. When a guarantor exhibits the documented capacity and willingness to support the loan, BB&T may consider extending the loan maturity and/or temporarily deferring principal payments if the ultimate collection of both principal and interest is not in question. In these cases, BB&T may not deem the loan to be impaired due to the documented capacity and willingness of the guarantor to repay the loan. Loans are considered impaired when the borrower (or guarantor in certain circumstances) does not have the cash flow capacity or willingness to service the debt according to contractual terms, or it does not appear reasonable to assume that the borrower will continue to pay according to the contractual agreement. BB&T establishes a specific reserve for each loan that has been deemed impaired based on the criteria outlined above. The amount of the reserve is based on the present value of expected cash flows discounted at the loan’s effective interest rate, and/or the value of collateral. BB&T has also established a review process related to restructurings and other impaired loans that are in commercial lending relationships with outstanding debt of less than $5 million at the balance sheet date. In connection with this process, BB&T establishes reserves related to these loans that are calculated using an expected cash flow approach. These discounted cash flow analyses incorporate adjustments to future cash flows that reflect management’s best estimate of the default risk related to restructurings based on a combination of historical experience and management judgment.

BB&T also maintains reserves for collective impairment that reflect an estimate of losses related to non-impaired commercial loans as of the balance sheet date. Embedded loss estimates for BB&T’s commercial loan portfolio are based on estimated migration rates, which are estimated based on historical experience, and current risk mix as indicated by the risk grading process described above. Embedded loss estimates may be adjusted to reflect current economic conditions and current portfolio trends including credit quality, concentrations, aging of the portfolio, and significant policy and underwriting changes.

Retail

The majority of the allowance for loan and lease losses related to the retail lending portfolio is calculated on a collective basis using a delinquency-based approach. Embedded loss estimates for BB&T’s retail lending portfolio are based on estimated migration rates that are developed based on historical experience, and current risk mix as indicated by prevailing delinquency rates. These estimates may be adjusted to reflect current economic conditions and current portfolio trends. The remaining portion of the allowance related to the retail lending portfolio relates to loans that have been deemed impaired based on their classification as a restructuring at the balance sheet date. BB&T establishes specific reserves related to these restructured loans using an expected cash flow approach. The allowance for retail restructurings is based on discounted cash flow analyses that incorporate adjustments to future cash flows that reflect management’s best estimate of the default risk related to restructurings based on a combination of historical experience and management judgment.

Acquired Loans

The allowance for loan and lease losses related to (1) purchased impaired loans and (2) all loans acquired in an FDIC-assisted transaction, is based on an analysis that is performed each period to estimate the expected cash flows for each of the loan pools. To the extent that the expected cash flows of a loan pool have decreased since the acquisition date, BB&T establishes an allowance for loan losses. For non-FDIC assisted purchased non-impaired loans, BB&T uses an approach consistent with that described above for originated loans and leases.

Covered Assets and Related FDIC Loss Share Receivable

Assets subject to loss sharing agreements with the FDIC are labeled “covered” on the balance sheet and include certain loans, securities and other assets.

The fair value of the reimbursement the Company expected to receive from the FDIC under those agreements was recorded in the FDIC loss share receivable at the date of acquisition on the Consolidated Balance Sheets. The fair value of the FDIC loss share receivable was estimated using a discounted cash flow methodology. The discount rate used in this calculation is determined using a risk-free yield curve plus a premium reflecting the uncertainty related to the timing of cash flows. The income statement effect of the changes in the FDIC loss share receivable includes the accretion due to discounting and changes in expected reimbursements. Decreases in expected reimbursements are recognized in income prospectively consistent with the approach taken to recognize increases in cash flows on covered loans. Increases in expected reimbursements are recognized in income in the same period that the allowance for credit losses for the related loans is recognized.

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

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements generally have maturities ranging from 1 day to 36 months. Securities sold under agreements to repurchase are reflected as collateralized borrowings on the Consolidated Balance Sheets and are recorded based on the amount of cash received in connection with the borrowing. The terms of repurchase agreements may require BB&T to provide additional collateral if the fair value of the securities underlying the borrowings declines during the term of the agreement.

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

Derivative Financial Instruments

A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. These instruments include interest rate swaps, caps, floors, collars, financial forwards and futures contracts, swaptions, when-issued securities, foreign exchange contracts and options written and purchased. BB&T uses derivatives primarily to manage economic risk related to securities, commercial loans, mortgage servicing rights and mortgage banking operations, long-term debt and other funding sources. BB&T also uses derivatives to facilitate transactions on behalf of its clients. The fair value of derivatives in a gain or loss position is included in other assets or liabilities, respectively, on the Consolidated Balance Sheets.

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

For either fair value hedges or cash flow hedges, ineffectiveness may be recognized in noninterest income to the extent that changes in the value of the derivative instruments do not perfectly offset changes in the value of the hedged items. If the hedge ceases to be highly effective, BB&T discontinues hedge accounting and recognizes the changes in fair value in current period earnings. If a derivative that qualifies as a fair value or cash flow hedge is terminated or the designation removed, the realized or then unrealized gain or loss is recognized into income over the life of the hedged item (fair value hedge) or period in which the hedged item affects earnings (cash flow hedge). Immediate recognition in earnings is required upon sale or extinguishment of the hedged item (fair value hedge) or if it is probable that the hedged cash flows will not occur (cash flow hedge).

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

Mortgage Servicing Rights

BB&T has two primary classes of mortgage servicing rights for which it separately manages the economic risks: residential and commercial. Residential mortgage servicing rights are recorded on the Consolidated Balance Sheets primarily at fair value with changes in fair value recorded as a component of mortgage banking income. Commercial mortgage servicing rights are recorded as other assets on the Consolidated Balance Sheets at the lower of cost or market and are amortized in proportion to, and over the estimated period, that net servicing income is expected to be received based on projections of the amount and timing of estimated future net cash flows. The amount and timing of estimated future net cash flows are updated based on actual results and updated projections. BB&T periodically evaluates its commercial mortgage servicing rights for impairment.

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

Changes in Accounting Principles and Effects of New Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (“FASB”) issued new guidance impacting Fair Value Measurements and Disclosures. The new guidance requires a gross presentation of purchases and sales of Level 3 activities and adds a new requirement to disclose transfers in and out of Level 1 and Level 2 measurements. The guidance related to the transfers between Level 1 and Level 2 measurements was effective for BB&T on January 1, 2010. The guidance that requires increased disaggregation of the Level 3 activities was effective for BB&T on January 1, 2011. The new disclosures required by this guidance are included in Note 18 to these consolidated financial statements.

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

In May 2011, the FASB issued new guidance impacting Fair Value Measurements and Disclosures. The new guidance creates a uniform framework for applying fair value measurement principles. It eliminates differences between GAAP and International Financial Reporting Standards issued by the International Accounting Standards Board. New disclosures required by the guidance include: quantitative information about the significant unobservable inputs used for Level 3 measurements; a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs; and a description of the company’s valuation processes. This guidance is effective for interim and annual periods beginning after December 15, 2011, and all amendments will be applied prospectively with any changes in measurements recognized in income in the period of adoption. BB&T is currently evaluating the impact the standard will have on the consolidated financial statements.

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

In December 2011, the FASB issued new guidance impacting the presentation of certain items on the Balance Sheet. The new guidance requires an entity to disclose both gross and net information about both instruments and transactions that are eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This guidance is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. The adoption of this guidance will not impact BB&T’s consolidated financial position, results of operations or cash flows, but may result in certain additional disclosures.

NOTE 2.  Securities

The amortized cost, gross unrealized gains and losses and approximate fair values of securities available for sale and held to maturity were as follows:

	December 31, 2011
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(Dollars in millions)
Securities available for sale:
U.S. government-sponsored entities (“GSE”)	$305	$1	$—	$306
Mortgage-backed securities issued by GSE	17,940	199	7	18,132
States and political subdivisions	1,977	91	145	1,923
Non-agency mortgage-backed securities	423	—	55	368
Other securities	7	—	—	7
Covered securities	1,240	343	6	1,577

Total securities available for sale	$21,892	$634	$213	$22,313

	December 31, 2011
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(Dollars in millions)
Securities held to maturity:
GSE securities	$500	$—	$—	$500
Mortgage-backed securities issued by GSE	13,028	32	23	13,037
States and political subdivisions	35	—	2	33
Other securities	531	1	4	528

Total securities held to maturity	$14,094	$33	$29	$14,098

	December 31, 2010
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(Dollars in millions)
Securities available for sale:
GSE securities	$102	$1	$—	$103
Mortgage-backed securities issued by GSE	18,663	42	361	18,344
States and political subdivisions	2,051	19	161	1,909
Non-agency mortgage-backed securities	635	—	120	515
Other securities	734	27	2	759
Covered securities	1,234	307	2	1,539

Total securities available for sale	$23,419	$396	$646	$23,169

During the first quarter of 2011, BB&T reclassified approximately $8.3 billion of securities available for sale to securities held to maturity. Management determined that it had both the positive intent and ability to hold these securities to maturity. The reclassification of these securities was accounted for at fair value. On the date of transfer, the difference between the par value and the fair value of these securities resulted in a premium or discount that is amortized as a yield adjustment to interest income and is amortized over the remaining life of the securities as a yield adjustment to interest income using the interest method. There were no gains or losses recognized as a result of this transfer.

As of December 31, 2011, the fair value of covered securities included $1.3 billion of non-agency mortgage-backed securities and $326 million of municipal securities. As of December 31, 2010, the fair value of covered securities included $1.2 billion of non-agency mortgage-backed securities and $304 million of municipal securities. All covered securities were acquired from Colonial Bank (“Colonial”) and are covered by one of the FDIC loss sharing agreements. BB&T is restricted from selling these securities without prior approval from the FDIC.

At December 31, 2011 and 2010, securities with carrying values of approximately $15.5 billion and $19.3 billion, respectively, were pledged to secure municipal deposits, securities sold under agreements to repurchase, other borrowings, and for other purposes as required or permitted by law.

BB&T had certain investments in marketable debt securities and mortgage-backed securities issued by Fannie Mae and Freddie Mac that exceeded ten percent of shareholders’ equity at December 31, 2011. The Fannie Mae investments had total amortized cost and fair value of $10.3 billion at December 31, 2011, while Freddie Mac investments had total amortized cost and fair values of $10.2 billion and $10.3 billion, respectively. These securities are carried at amortized cost in the held to maturity portfolio or fair value in the available for sale portfolio.

At December 31, 2011 and 2010, non-agency mortgage-backed securities primarily consisted of residential mortgage-backed securities.

The gross realized gains and losses and other-than-temporary impairments recognized in income during the years ended December 31, 2011, 2010 and 2009 are reflected in the following table:

	Years Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Gross gains	$175	$607	$241
Gross losses	(1)	(22)	(1)

Net realized gains (losses)	174	585	240

OTTI recognized on non-agency mortgage-backed securities:
OTTI on non-agency mortgage-backed securities	(22)	(117)	(133)
Non-credit portion recognized in other comprehensive income (1)	(90)	86	131

OTTI on non-agency mortgage-backed securities recognized in net income	(112)	(31)	(2)
OTTI on equity and other securities recognized in net income	—	—	(39)

Total OTTI recognized in net income	(112)	(31)	(41)

Net securities gains (losses)	$62	$554	$199

(1)	A negative balance is the result of additional credit losses currently recognized in earnings that were previously recognized in other comprehensive income.

The following table reflects activity during the years ended December 31, 2011 and 2010 related to credit losses on other-than-temporarily impaired non-agency mortgage-backed securities where a portion of the unrealized loss was recognized in other comprehensive income:

	Years Ended December 31,
	2011	2010
	(Dollars in millions)
Balance at beginning of period	$30	$2
Credit losses on securities not previously considered other-than-temporarily impaired	1	3
Credit losses on securities for which OTTI was previously recognized	111	28
Reductions for securities sold/settled during the period	(13)	(3)

Balance at end of period	$129	$30

The amortized cost and estimated fair value of the debt securities portfolio at December 31, 2011, by contractual maturity, are shown in the accompanying table. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity.

	December 31, 2011
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
Due in one year or less	$181	$181	$—	$—
Due after one year through five years	150	152	—	—
Due after five years through ten years	618	653	500	500
Due after ten years	20,937	21,321	13,594	13,598

Total debt securities	21,886	22,307	14,094	14,098
Total securities with no stated maturity	6	6	—	—

Total securities	$21,892	$22,313	$14,094	$14,098

The following tables reflect the gross unrealized losses and fair values of BB&T’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates presented:

	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized
	December 31, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Securities available for sale:
GSE securities	$24	$—	$—	$—	$24	$—
Mortgage-backed securities issued by GSE	3,098	7	—	—	3,098	7
States and political subdivisions	453	68	265	77	718	145
Non-agency mortgage-backed securities	—	—	368	55	368	55
Covered securities	29	6	—	—	29	6

Total	$3,604	$81	$633	$132	$4,237	$213

	Unrealized0	Unrealized0	Unrealized0	Unrealized0	Unrealized0	Unrealized0
	December 31, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Securities held to maturity:
GSE securities	$250	$—	$—	$—	$250	$—
Mortgage-backed securities issued by GSE	7,770	23	—	—	7,770	23
States and political subdivisions	33	2	—	—	33	2
Other securities	207	4	—	—	207	4

Total	$8,260	$29	$—	$—	$8,260	$29

	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized
	December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Securities available for sale:
GSE securities	$50	$—	$—	$—	$50	$—
Mortgage-backed securities issued by GSE	15,438	361	—	—	15,438	361
States and political subdivisions	694	21	735	140	1,429	161
Non-agency mortgage-backed securities	—	—	506	120	506	120
Other securities	535	2	2	—	537	2
Covered securities	79	2	—	—	79	2

Total	$16,796	$386	$1,243	$260	$18,039	$646

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

BB&T evaluates credit impairment related to mortgage-backed securities through the use of cash flow modeling. These models give consideration to long-term macroeconomic factors applied to current security default rates, prepayment rates and recovery rates and security-level performance. During 2011, OTTI recognition was due primarily to trends in the underlying loan delinquencies and related collateral home price indices.

During 2011, BB&T realized principal losses on certain other-than-temporarily impaired securities. These realized losses were a factor in evaluating the level of OTTI necessary to address future projected losses.

At December 31, 2011, BB&T held certain investment securities having continuous unrealized loss positions for more than 12 months. The vast majority of these losses were in non-agency mortgage-backed and municipal securities. At December 31, 2011, all of the available-for-sale debt securities in an unrealized loss position for more than 12 months, excluding those covered by FDIC loss sharing agreements, were investment grade with the exception of two municipal bonds with an amortized cost of $8 million and ten non-agency mortgage-backed securities with an adjusted amortized cost of $423 million.

All of the non-investment grade securities referenced above were initially investment grade and have been downgraded since purchase. Based on its evaluation at December 31, 2011, BB&T determined that certain of the non-investment grade non-agency mortgage-backed securities had credit losses evident and recognized OTTI related to these securities. At December 31, 2011, the total unrealized loss on these non-investment grade securities was $55 million.

The following table presents non-investment grade securities with significant unrealized losses that are not covered by a loss sharing arrangement and the credit loss component of OTTI recognized to date:

	December 31, 2011
	Amortized Cost	Cumulative Credit Loss Recognized	Adjusted Amortized Cost	Fair Value	Unrealized Loss
		(Dollars in millions)
Security:
RMBS 1	$133	$(34)	$99	$88	$(11)
RMBS 2	102	(16)	86	73	(13)

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

NOTE 3.  Loans and Leases

The following table provides a breakdown of BB&T’s loan portfolio as of December 31, 2011 and 2010:

	December 31,
	2011	2010
	(Dollars in millions)
Loans and leases, net of unearned income:
Commercial:
Commercial and industrial	$36,415	$34,050
Commercial real estate - other	10,689	11,439
Commercial real estate - residential ADC (1)	2,061	3,397
Direct retail lending	14,467	13,749
Sales finance	7,401	7,050
Revolving credit	2,212	2,127
Residential mortgage	20,581	17,550
Other lending subsidiaries	8,737	7,953
Other acquired	39	58

Total loans and leases held for investment (excluding covered loans)	102,602	97,373
Covered	4,867	6,194

Total loans and leases held for investment	107,469	103,567
Loans held for sale	3,736	3,697

Total loans and leases	$111,205	$107,264

(1)	Commercial real estate - residential ADC represents residential acquisition, development and construction loans.

Unearned income and net deferred loan fees and costs totaled $374 million and $570 million at December 31, 2011 and 2010, respectively. Covered loans represent loans acquired from the FDIC subject to one of the loss sharing agreements. Other acquired loans represent consumer loans acquired from the FDIC that are not subject to one of the loss sharing agreements.

BB&T had $72.3 billion in loans secured by real estate at December 31, 2011. However, these loans were not concentrated in any specific market or geographic area other than Branch Bank’s primary markets. Certain loans have been pledged as collateral to the Federal Home Loan Bank (“FHLB”) and to the Federal Reserve Bank. The collateral pledged is used to secure FHLB advances, letters of credit issued by the FHLB, and provide additional borrowing capacity.

The following table reflects the carrying amount of all purchased impaired and nonimpaired loans, and the related allowance, as of December 31, 2011 and 2010:

	December 31, 2011			December 31, 2010
	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total
	(Dollars in millions)
Residential mortgage	$647	$617	$1,264	$733	$713	$1,446
Commercial real estate	1,407	1,597	3,004	2,031	1,982	4,013
Commercial	68	531	599	91	644	735

Total covered	2,122	2,745	4,867	2,855	3,339	6,194
Other acquired	2	37	39	3	55	58

Total	2,124	2,782	4,906	2,858	3,394	6,252

Allowance for loan losses	(113)	(36)	(149)	(90)	(54)	(144)

Net	$2,011	$2,746	$4,757	$2,768	$3,340	$6,108

Changes in the carrying amount and accretable yield for purchased impaired and nonimpaired loans were as follows for the years ended December 31, 2011 and 2010:

	December 31, 2011				December 31, 2010
	Purchased Impaired		Purchased Nonimpaired		Purchased Impaired		Purchased Nonimpaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(Dollars in millions)
Balance at beginning of period	$835	$2,858	$1,611	$3,394	$889	$3,666	$1,301	$4,476
Additions	—	—	—	—	—	—	—	—
Accretion	(359)	359	(706)	706	(459)	459	(483)	483
Reclassifications from nonaccretable balance, net	45	—	334	—	405	—	793	—
Payments received, net	—	(1,093)	—	(1,318)	—	(1,267)	—	(1,565)

Balance at end of period	$521	$2,124	$1,239	$2,782	$835	$2,858	$1,611	$3,394

The outstanding unpaid principal balance for all purchased impaired loans as of December 31, 2011 and 2010 was $3.3 billion and $4.7 billion, respectively. The outstanding unpaid principal balance for all purchased nonimpaired loans as of December 31, 2011 and 2010 was $3.9 billion and $5.2 billion, respectively.

At December 31, 2011 and 2010, none of the purchased loans were classified as nonperforming assets. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased loans. The allowance for loan losses related to the purchased loans results from decreased expectations of future cash flows due to increased credit losses for certain acquired loan pools.

The following table provides a summary of BB&T’s nonperforming assets and loans 90 days or more past due and still accruing as of December 31, 2011 and 2010:

	December 31,
	2011	2010
	(Dollars in millions)
Nonaccrual loans and leases:
Held for investment (1)	$1,872	$2,149
Held for sale	—	521

Total nonaccrual loans and leases (1)	1,872	2,670

Foreclosed real estate (2)	536	1,259
Other foreclosed property	42	42

Total foreclosed property (2)	578	1,301

Total nonperforming assets (excluding covered assets) (1)(2)	$2,450	$3,971

Loans 90 days or more past due and still accruing (excluding covered loans) (3)(4)(5)	$202	$295

(1)	Covered and other acquired loans are considered to be performing due to the application of the accretion method. Covered loans that are contractually 90 days or more past due and still accruing are noted below.
(2)	Excludes foreclosed real estate totaling $378 million and $313 million as of December 31, 2011 and December 31, 2010, respectively, that is covered by FDIC loss sharing agreements.
(3)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase totaling $426 million and $425 million as of December 31, 2011 and December 31, 2010, respectively.
(4)	Excludes loans 90 days or more past due that are covered by FDIC loss sharing agreements totaling $736 million and $1.1 billion as of December 31, 2011 and December 31, 2010, respectively.
(5)	Excludes mortgage loans 90 days or more past due that are government guaranteed totaling $206 million and $153 million as of December 31, 2011 and December 31, 2010, respectively.

The following table provides a summary of loans that continue to accrue interest under restructured terms (“performing restructurings”) and restructured loans that have been placed in nonaccrual status (“nonperforming restructurings”) as of December 31, 2011 and 2010:

	December 31,
	2011	2010
	(Dollars in millions)
Performing restructurings:
Commercial:
Commercial and industrial	$74	$205
Commercial real estate - other	117	280
Commercial real estate - residential ADC	44	172
Direct retail lending	146	141
Sales finance	8	5
Revolving credit	62	62
Residential mortgage (1)(2)	608	585
Other lending subsidiaries	50	26

Total performing restructurings (1)(2)	1,109	1,476
Nonperforming restructurings (3)(4)	280	479

Total restructurings (1)(2)(3)(4)(5)	$1,389	$1,955

(1)	Excludes restructured mortgage loans held for investment that are government guaranteed totaling $232 million and $115 million at December 31, 2011 and December 31, 2010, respectively.
(2)	Excludes restructured mortgage loans held for sale that are government guaranteed totaling $4 million and $14 million at December 31, 2011 and December 31, 2010, respectively.
(3)	Nonperforming restructurings are included in nonaccrual loan disclosures.
(4)	Includes approximately $110 million of nonperforming restructurings included in loans held for sale at December 31, 2010.
(5)	All restructurings are considered impaired. The allowance for loan and lease losses attributable to these restructured loans totaled $266 million and $324 million at December 31, 2011 and December 31, 2010, respectively.

BB&T had commitments totaling $32 million and $64 million at December 31, 2011 and 2010, respectively, to lend additional funds to clients with loans whose terms have been modified in restructurings.

The gross additional interest income that would have been earned if the loans and leases classified as nonaccrual had performed in accordance with the original terms was approximately $93 million, $131 million and $115 million in 2011, 2010 and 2009, respectively. The gross additional interest income that would have been earned in 2011, 2010 and 2009 had performing restructurings performed in accordance with the original terms is immaterial.

NOTE 4.  Allowance for Credit Losses

An analysis of the allowance for credit losses for the year ended December 31, 2011 is presented in the following table:

	Year Ended December 31, 2011
	Beginning Balance	Charge- Offs	Recoveries	Provision	Ending Balance
	(Dollars in millions)
Commercial:
Commercial and industrial	$621	$(323)	$28	$107	$433
Commercial real estate - other	446	(273)	18	143	334
Commercial real estate - residential ADC	469	(302)	25	94	286
Other lending subsidiaries	21	(9)	3	(4)	11

Retail:
Direct retail lending	246	(276)	37	225	232
Revolving credit	109	(95)	19	79	112
Residential mortgage	298	(269)	5	331	365
Sales finance	47	(32)	9	14	38
Other lending subsidiaries	177	(181)	22	168	186

Covered and other acquired	144	(66)	—	71	149

Unallocated	130	—	—	(20)	110

Allowance for loan and lease losses	2,708	(1,826)	166	1,208	2,256
Reserve for unfunded lending commitments	47	—	—	(18)	29

Allowance for credit losses	$2,755	$(1,826)	$166	$1,190	$2,285

An analysis of the allowance for credit losses during 2010 and 2009 is presented in the following table:

	Years Ended December 31,
	2010	2009
	(Dollars in millions)
Beginning balance	$2,672	$1,607
Provision for credit losses	2,638	2,811
Loans and leases charged-off	(2,658)	(1,862)
Recoveries of previous charge-offs	130	89

Net loans and leases charged-off	(2,528)	(1,773)

Other changes, net	(27)	27

Ending balance	$2,755	$2,672

Allowance for loan and lease losses	$2,708	$2,600
Reserve for unfunded lending commitments	47	72

Allowance for credit losses	$2,755	$2,672

The following tables provide a breakdown of the allowance for loan and lease losses and the recorded investment in loans based on the method for determining the allowance as of December 31, 2011 and 2010:

	December 31, 2011
	Allowance for Loan and Lease Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired With Deteriorated Credit Quality	Total
	(Dollars in millions)
Commercial:
Commercial and industrial	$77	$356	$—	$433
Commercial real estate - other	69	265	—	334
Commercial real estate - residential ADC	50	236	—	286
Other lending subsidiaries	1	10	—	11

Retail:
Direct retail lending	35	197	—	232
Revolving credit	27	85	—	112
Residential mortgage	152	213	—	365
Sales finance	1	37	—	38
Other lending subsidiaries	20	166	—	186

Covered and other acquired	—	36	113	149

Unallocated	—	110	—	110

Total	$432	$1,711	$113	$2,256

	December 31, 2011
	Loans and Leases
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired With Deteriorated Credit Quality	Total
	(Dollars in millions)
Commercial:
Commercial and industrial	$656	$35,759	$—	$36,415
Commercial real estate - other	511	10,178	—	10,689
Commercial real estate - residential ADC	420	1,641	—	2,061
Other lending subsidiaries	5	3,621	—	3,626

Retail:
Direct retail lending	165	14,302	—	14,467
Revolving credit	62	2,150	—	2,212
Residential mortgage	931	19,650	—	20,581
Sales finance	10	7,391	—	7,401
Other lending subsidiaries	49	5,062	—	5,111

Covered and other acquired	—	2,782	2,124	4,906

Total	$2,809	$102,536	$2,124	$107,469

	December 31, 2010
	Allowance for Loan and Lease Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired With Deteriorated Credit Quality	Total
	(Dollars in millions)
Commercial:
Commercial and industrial	$96	$525	$—	$621
Commercial real estate - other	63	383	—	446
Commercial real estate - residential ADC	75	394	—	469
Other lending subsidiaries	1	20	—	21

Retail:
Direct retail lending	26	220	—	246
Revolving credit	25	84	—	109
Residential mortgage	167	131	—	298
Sales finance	1	46	—	47
Other lending subsidiaries	2	175	—	177

Covered and other acquired	—	54	90	144

Unallocated	—	130	—	130

Total	$456	$2,162	$90	$2,708

	December 31, 2010
	Loans and Leases
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired With Deteriorated Credit Quality	Total
	(Dollars in millions)
Commercial:
Commercial and industrial	$708	$33,342	$—	$34,050
Commercial real estate - other	691	10,748	—	11,439
Commercial real estate - residential ADC	684	2,713	—	3,397
Other lending subsidiaries	4	3,399	—	3,403

Retail:
Direct retail lending	177	13,572	—	13,749
Revolving credit	62	2,065	—	2,127
Residential mortgage	803	16,747	—	17,550
Sales finance	5	7,045	—	7,050
Other lending subsidiaries	24	4,526	—	4,550

Covered and other acquired	—	3,394	2,858	6,252

Total	$3,158	$97,551	$2,858	$103,567

BB&T monitors the credit quality of its commercial portfolio segment using internal risk ratings. These risk ratings are based on established regulatory guidance. Loans with a Pass rating represent those not considered as a problem credit. Special mention loans are those that have a potential weakness deserving management’s close attention. Substandard loans are those where a well-defined weakness has been identified that may put full collection of contractual cash flows at risk. Substandard loans are placed in nonaccrual status when BB&T believes it is no longer probable it will collect all contractual cash flows.

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

The following tables illustrate the credit quality indicators associated with loans and leases held for investment. Covered and other acquired loans are excluded from this analysis because their related allowance is determined by loan pool performance due to the application of the accretion method.

	December 31, 2011
	Commercial & Industrial	Commercial Real Estate - Other	Commercial Real Estate - Residential ADC	Other Lending Subsidiaries
	(Dollars in millions)
Commercial:
Pass	$33,497	$8,568	$1,085	$3,578
Special mention	488	234	60	5
Substandard - performing	1,848	1,493	540	35
Nonperforming	582	394	376	8

Total	$36,415	$10,689	$2,061	$3,626

	December 31, 2011
	Direct Retail Lending	Revolving Credit	Residential Mortgage	Sales Finance	Other Lending Subsidiaries
	(Dollars in millions)
Retail:
Performing	$14,325	$2,212	$20,273	$7,394	$5,056
Nonperforming	142	—	308	7	55

Total	$14,467	$2,212	$20,581	$7,401	$5,111

	December 31, 2010
	Commercial & Industrial	Commercial Real Estate - Other	Commercial Real Estate - Residential ADC	Other Lending Subsidiaries
	(Dollars in millions)
Commercial:
Pass	$30,774	$9,095	$1,587	$3,348
Special mention	554	306	108	30
Substandard - performing	2,214	1,633	1,189	14
Nonperforming	508	405	513	11

Total (1)	$34,050	$11,439	$3,397	$3,403

	December 31, 2010
	Direct Retail Lending	Revolving Credit	Residential Mortgage	Sales Finance	Other Lending Subsidiaries
	(Dollars in millions)
Retail:
Performing	$13,558	$2,127	$17,084	$7,044	$4,501
Nonperforming	191	—	466	6	49

Total	$13,749	$2,127	$17,550	$7,050	$4,550

(1)	Excludes nonperforming commercial loans held for sale of $521 million as of December 31, 2010.

The following tables represent aging analyses of BB&T’s past due loans and leases held for investment as of December 31, 2011 and 2010. Covered loans have been excluded from this aging analysis because they are covered by FDIC loss sharing agreements, and their related allowance is determined by loan pool performance due to the application of the accretion method.

	December 31, 2011
	Accruing Loans and Leases
	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonaccrual Loans And Leases	Total Loans And Leases, Excluding Covered Loans
	(Dollars in millions)
Commercial:
Commercial and industrial	$35,746	$85	$2	$582	$36,415
Commercial real estate - other	10,273	22	—	394	10,689
Commercial real estate - residential ADC	1,671	14	—	376	2,061
Other lending subsidiaries	3,589	25	4	8	3,626

Retail:
Direct retail lending	14,109	161	55	142	14,467
Revolving credit	2,173	22	17	—	2,212
Residential mortgage (2)	19,393	570	310	308	20,581
Sales finance	7,301	75	18	7	7,401
Other lending subsidiaries	4,807	248	1	55	5,111

Other acquired	37	1	1	—	39

Total (2)	$99,099	$1,223	$408	$1,872	$102,602

	December 31, 2010
	Accruing Loans and Leases
	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonaccrual Loans And Leases (1)	Total Loans And Leases, Excluding Covered Loans
	(Dollars in millions)
Commercial:
Commercial and industrial	$33,371	$163	$8	$508	$34,050
Commercial real estate - other	10,962	68	4	405	11,439
Commercial real estate - residential ADC	2,792	84	8	513	3,397
Other lending subsidiaries	3,358	29	5	11	3,403

Retail:
Direct retail lending	13,293	189	76	191	13,749
Revolving credit	2,079	28	20	—	2,127
Residential mortgage (2)	16,173	615	296	466	17,550
Sales finance	6,922	95	27	6	7,050
Other lending subsidiaries	4,281	219	1	49	4,550

Other acquired	54	1	3	—	58

Total (2)	$93,285	$1,491	$448	$2,149	$97,373

(1)	Excludes nonperforming commercial loans held for sale of $521 million as of December 31, 2010.
(2)	Residential mortgage loans include $91 million and $83 million in government guaranteed loans 30-89 days past due, and $206 million and $153 million in government guaranteed loans 90 days or more past due as of December 31, 2011 and December 31, 2010, respectively.

The following tables set forth certain information regarding BB&T’s impaired loans, excluding acquired impaired loans and loans held for sale, that were evaluated for specific reserves as of December 31, 2011 and 2010. The average balance of impaired loans and the interest income recognized while on impaired status are reported for the year ended December 31, 2011.

	December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in millions)
With No Related Allowance Recorded:
Commercial:
Commercial and industrial	$114	$196	$—	$102	$—
Commercial real estate - other	102	163	—	94	1
Commercial real estate - residential ADC	153	289	—	145	—
Other lending subsidiaries	—	—	—	—	—

Retail:
Direct retail lending	19	74	—	23	1
Residential mortgage (1)	46	85	—	55	2
Sales finance	1	1	—	1	—
Other lending subsidiaries	2	4	—	3	—

With An Allowance Recorded:
Commercial:
Commercial and industrial	542	552	77	300	1
Commercial real estate - other	409	433	69	278	5
Commercial real estate - residential ADC	267	298	50	164	1
Other lending subsidiaries	5	5	1	5	—

Retail:
Direct retail lending	146	153	35	128	8
Revolving credit	62	61	27	61	3
Residential mortgage (1)	653	674	125	562	26
Sales finance	9	10	1	6	—
Other lending subsidiaries	47	50	20	31	2

Total (1)	$2,577	$3,048	$405	$1,958	$50

	December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in millions)
With No Related Allowance Recorded:
Commercial:
Commercial and industrial	$196	$267	$—
Commercial real estate - other	175	246	—
Commercial real estate - residential ADC	200	300	—
Retail:
Direct retail lending	22	69	—
Residential mortgage (1)	25	50	—
With An Allowance Recorded:
Commercial:
Commercial and industrial	512	534	96
Commercial real estate - other	516	565	63
Commercial real estate - residential ADC	484	556	75
Other lending subsidiaries	4	4	1
Retail:
Direct retail lending	155	161	26
Revolving credit	62	61	25
Residential mortgage (1)	663	690	153
Sales finance	5	5	1
Other lending subsidiaries	24	24	2

Total (1)	$3,043	$3,532	$442

(1)	Residential mortgage loans exclude $232 million and $115 million in government guaranteed loans and related allowance of $27 million and $14 million as of December 31, 2011 and December 31, 2010, respectively.

The following table provides a summary of the primary reason loan modifications were classified as restructurings and their estimated impact on the allowance for loan and lease losses during the year ended December 31, 2011:

	Year Ended December 31, 2011
	Types of
	Modifications (1)		Increase To
	Rate (2)	Structure	Allowance
	(Dollars in millions)
Commercial:
Commercial and industrial	$29	$68	$5
Commercial real estate - other	56	58	8
Commercial real estate - residential ADC	29	47	10
Other lending subsidiaries	1	1	—
Retail:
Direct retail lending	51	5	9
Revolving credit	40	—	8
Residential mortgage	142	35	17
Sales finance	5	5	1
Other lending subsidiaries	37	7	15

(1)	Includes modifications made to existing restructurings, as well as new modifications that are considered restructurings. Balances represent the recorded investment as of the end of the period in which the modification was made.
(2)	Includes restructurings made with a below market interest rate that also includes a modification of loan structure.

Charge-offs recorded at the modification date were $47 million for the year ended December 31, 2011. Modifications made to existing restructurings in the commercial portfolio segment approximated 25% of total commercial restructurings for the year ended December 31, 2011. The forgiveness of principal or interest for restructurings recorded during the year ended December 31, 2011 was immaterial.

The following table summarizes the pre-default balance for modifications that experienced a payment default during the year ended December 31, 2011, that had been classified as restructurings during the previous 12 months. BB&T defines payment default as movement of the restructuring to nonaccrual status, foreclosure or charge-off, whichever occurs first.

Year Ended December 31, 2011
(Dollars in millions)
Commercial:
Commercial and industrial	$39
Commercial real estate - other	92
Commercial real estate - residential ADC	80
Other lending subsidiaries	—
Retail:
Direct retail lending	16
Revolving credit	15
Residential mortgage	31
Sales finance	2
Other lending subsidiaries	5

If a restructuring subsequently defaults, BB&T evaluates the restructuring for possible impairment. As a result, the related allowance may be increased or charge-offs may be taken to reduce the carrying value of the loan.

NOTE 5.  Premises and Equipment

A summary of premises and equipment is presented in the accompanying table:

	December 31,
	2011	2010
	(Dollars in millions)
Land and land improvements	$508	$495
Buildings and building improvements	1,220	1,180
Furniture and equipment	1,132	1,117
Leasehold improvements	521	499
Construction in progress	37	22
Capitalized leases on premises and equipment	52	41

Total	3,470	3,354
Less - accumulated depreciation and amortization	(1,615)	(1,514)

Net premises and equipment	$1,855	$1,840

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

BB&T has noncancelable leases covering certain premises and equipment. Total rent expense applicable to operating leases was $199 million, $188 million and $210 million for 2011, 2010 and 2009, respectively. Rental income from owned properties and subleases was $7 million, $8 million and $7 million for 2011, 2010 and 2009, respectively. Future minimum lease payments for operating leases for the five years subsequent to 2011 are $184 million, $170 million, $158 million, $139 million and $123 million. The payments for 2017 and later years total $644 million.

NOTE 6.  Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill attributable to each of BB&T’s operating segments for the years ended December 31, 2011 and 2010 are reflected in the table below. To date, there have been no goodwill impairments recorded by BB&T.

	Community Banking	Residential Mortgage Banking	Dealer Financial Services	Specialized Lending	Insurance Services	Financial Services	Total
	(Dollars in millions)
Balance, January 1, 2010	$4,587	$7	$111	$100	$1,056	$192	$6,053
Contingent consideration	—	—	—	—	9	—	9
Other adjustments	(50)	—	—	(6)	2	—	(54)

Balance, December 31, 2010	$4,537	$7	$111	$94	$1,067	$192	$6,008

Acquired goodwill, net	—	—	—	—	45	—	45
Contingent consideration	—	—	—	—	20	—	20
Other adjustments	5	—	—	—	—	—	5

Balance, December 31, 2011	$4,542	$7	$111	$94	$1,132	$192	$6,078

The following table presents the gross carrying amounts and accumulated amortization for BB&T’s identifiable intangible assets subject to amortization at the dates presented:

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Identifiable intangible assets:
Core deposit intangibles	$626	$(484)	$142	$626	$(438)	$188
Other (1)	787	(485)	302	752	(432)	320

Totals	$1,413	$(969)	$444	$1,378	$(870)	$508

(1)	Other identifiable intangibles are primarily customer relationship intangibles.

During the years ended December 31, 2011, 2010 and 2009, BB&T incurred $99 million, $122 million and $114 million, respectively, in pre-tax amortization expenses associated with core deposit intangibles and other intangible assets. At December 31, 2011, the weighted-average remaining life of core deposit intangibles and other identifiable intangibles was 8.1 years and 12.6 years, respectively.

Estimated amortization expense of identifiable intangible assets for each for the next five years total $85 million, $69 million, $56 million, $46 million and $39 million.

NOTE 7.  Loan Servicing

Residential Mortgage Banking Activities

The following table includes a summary of residential mortgage loans managed or securitized and related delinquencies and net charge-offs:

	December 31,
	2011	2010
	(Dollars in millions)
Mortgage loans managed or securitized (1)	$26,559	$23,692
Less: Loans securitized and transferred to securities available for sale	4	4
Loans held for sale	3,394	3,068
Covered mortgage loans	1,264	1,446
Mortgage loans sold with recourse	1,316	1,624

Mortgage loans held for investment	$20,581	$17,550

Mortgage loans on nonaccrual status	$308	$466
Mortgage loans 90 days or more past due and still accruing interest (2)	104	143
Mortgage loans net charge-offs	264	390

(1)	Balances exclude loans serviced for others, with no other continuing involvement.
(2)	Includes amounts related to residential mortgage loans held for sale and excludes amounts related to government guaranteed loans. Refer to Loans and Leases Note for additional disclosures related to past due government guaranteed loans.

The unpaid principal balances of BB&T’s total residential mortgage servicing portfolio were $91.6 billion, $83.5 billion and $73.7 billion at December 31, 2011, 2010 and 2009, respectively. The unpaid principal balances of residential mortgage loans serviced for others consist primarily of agency conforming fixed-rate mortgage loans and totaled $67.1 billion, $61.8 billion and $54.6 billion at December 31, 2011, 2010 and 2009, respectively. Mortgage loans serviced for others are not included in loans and leases on the accompanying Consolidated Balance Sheets.

During 2011, 2010 and 2009, BB&T sold residential mortgage loans from the held for sale portfolio with unpaid principal balances of $17.2 billion, $19.1 billion and $25.8 billion, respectively, and recognized pre-tax gains of $175 million, $235 million and $357 million, respectively, including the impact of interest rate lock commitments. These gains are recorded in noninterest income as a component of mortgage banking income. BB&T retained the related mortgage servicing rights and receives servicing fees.

At December 31, 2011, 2010 and 2009, the approximate weighted average servicing fee was 0.34%, 0.35% and 0.37%, respectively, of the outstanding balance of the residential mortgage loans serviced for others. The weighted average coupon interest rate on the portfolio of mortgage loans serviced for others was 5.02%, 5.26% and 5.57% at December 31, 2011, 2010 and 2009, respectively. BB&T recognized servicing fees of $240 million, $226 million and $190 million during 2011, 2010 and 2009, respectively, as a component of mortgage banking income.

At December 31, 2011 and 2010, BB&T had $1.3 billion and $1.6 billion, respectively, of residential mortgage loans sold with recourse liability. In the event of nonperformance by the borrower, BB&T has maximum recourse exposure of approximately $522 million and $597 million as of December 31, 2011 and 2010, respectively. At both December 31, 2011 and 2010, BB&T has recorded $6 million of reserves related to these recourse exposures. Payments made to date have been immaterial.

BB&T also issues standard representations and warranties related to mortgage loan sales to government-sponsored entities. Although these agreements often do not specify limitations, BB&T does not believe that any payments related to these warranties would materially change the financial condition or results of operations of BB&T. BB&T has recorded $29 million and $15 million of reserves related to potential losses resulting from repurchases of loans sold at December 31, 2011 and 2010, respectively.

Residential mortgage servicing rights are recorded at fair value with changes in fair value recorded as a component of mortgage banking income. BB&T uses various derivative instruments to mitigate the income statement effect of changes in fair value due to changes in valuation inputs and assumptions of its residential mortgage servicing rights. The following is an analysis of the activity in BB&T’s residential mortgage servicing rights for the years ended December 31, 2011, 2010 and 2009:

	Residential Mortgage Servicing Rights Years Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Carrying value, January 1,	$830	$832	$370
Additions	225	265	398
Increase (decrease) in fair value:
Due to changes in valuation inputs or assumptions	(341)	(138)	190
Other changes (1)	(151)	(129)	(126)

Carrying value, December 31,	$563	$830	$832

(1)	Represents the realization of expected net servicing cash flows, expected borrower payments and the passage of time.

During 2011, management revised its servicing costs assumptions in the valuation of residential mortgage servicing rights due to the expectation of higher costs that are impacting the industry. The impact of these changes resulted in a $30 million reduction in the value of residential mortgage servicing rights. Management also updated prepayment speed forecast assumptions primarily due to a decrease in interest rates which caused the fair value of residential mortgage servicing rights to decrease $293 million.

Refer to Note 18 for additional disclosures related to the assumptions and estimates used in determining the fair value of residential mortgage servicing rights. At December 31, 2011, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the accompanying table:

	Residential Mortgage Servicing Rights December 31, 2011
	(Dollars in millions)
Fair value of residential mortgage servicing rights	$563
Composition of residential loans serviced for others:
Fixed-rate mortgage loans	99%
Adjustable-rate mortgage loans	1

Total	100%

Weighted average life	3.7	yrs

Prepayment speed	20.8%
Effect on fair value of a 10% increase	$(35)
Effect on fair value of a 20% increase	(66)

Weighted average discount rate	10.0%
Effect on fair value of a 10% increase	$(18)
Effect on fair value of a 20% increase	(34)

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of an adverse variation in a particular assumption on the fair value of the mortgage servicing rights is calculated without changing any other assumption; while in reality, changes in one factor may result in changes in another, which may magnify or counteract the effect of the change.

Commercial Mortgage Banking Activities

BB&T also arranges and services commercial real estate mortgages through Grandbridge Real Estate Capital, LLC (“Grandbridge”) the commercial mortgage banking subsidiary of Branch Bank. During the years ended December 31, 2011, 2010 and 2009, Grandbridge originated $4.8 billion, $3.1 billion and $2.3 billion, respectively, of commercial real estate mortgages, the majority of which were arranged for third party investors. As of December 31, 2011, 2010 and 2009, Grandbridge’s portfolio of commercial real estate mortgages serviced for others totaled $25.4 billion, $24.1 billion and $24.3 billion, respectively. Commercial real estate mortgage loans serviced for others are not included in loans and leases on the accompanying Consolidated Balance Sheets. As of December 31, 2011 and 2010, there were $107 million and $103 million of mortgage servicing rights recorded related to these servicing relationships. Grandbridge had $4.5 billion and $4.4 billion in loans serviced for others that were covered by recourse provisions at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, Grandbridge’s maximum exposure to loss for these loans was approximately $1.2 billion. BB&T has recorded $15 million and $19 million of reserves related to these recourse exposures at December 31, 2011 and 2010, respectively.

NOTE 8.  Federal Funds Purchased, Securities Sold Under Agreements to Repurchase and Short-Term Borrowed Funds

Federal funds purchased, securities sold under agreements to repurchase and short-term borrowed funds are summarized as follows:

	December 31,
	2011	2010
	(Dollars in millions)
Federal funds purchased	$12	$23
Securities sold under agreements to repurchase	619	1,189
Master notes	296	806
Other short-term borrowed funds	2,639	3,655

Total	$3,566	$5,673

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

A summary of selected data related to Federal funds purchased, securities sold under agreements to repurchase and short-term borrowed funds follows:

	As of / For the Years Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Maximum outstanding at any month-end during the year	$10,473	$11,690	$19,917
Balance outstanding at end of year	3,566	5,673	8,106
Average outstanding during the year	5,189	9,022	12,491
Average interest rate during the year (1)	0.21%	0.24%	0.46%
Average interest rate at end of year	0.20	0.46	0.34

(1)	Includes the impact of derivative activities.

NOTE 9.  Deposits

A summary of BB&T’s deposits is presented in the accompanying table:

	December 31,
	2011	2010
	(Dollars in millions)
Noninterest-bearing deposits	$25,684	$20,637
Interest checking	20,701	17,908
Money market and savings	44,618	36,964
Certificates and other time deposits	33,899	27,167
Foreign office deposits - interest-bearing	37	4,537

Total deposits	$124,939	$107,213

Time deposits that are $100,000 and greater totaled $19.8 billion and $10.6 billion at December 31, 2011 and 2010, respectively.

NOTE 10.  Long-Term Debt

Long-term debt comprised the following:

	December 31,
	2011	2010
	(Dollars in millions)
BB&T Corporation:
3.10% Senior Notes Due 2011	$—	$250
3.85% Senior Notes Due 2012	1,000	1,000
3.38% Senior Notes Due 2013	500	500
5.70% Senior Notes Due 2014	510	510
2.05% Senior Notes Due 2014 (1)	700	—
Floating Rate Senior Notes Due 2014 (2)	300	—
3.95% Senior Notes Due 2016	499	499
3.20% Senior Notes Due 2016	999	—
6.85% Senior Notes Due 2019	538	538
6.50% Subordinated Notes Due 2011 (3)	—	610
4.75% Subordinated Notes Due 2012 (3)	490	490
5.20% Subordinated Notes Due 2015 (3)	933	932
4.90% Subordinated Notes Due 2017 (1)(3)	342	339
5.25% Subordinated Notes Due 2019 (3)	586	586

Branch Bank:
Floating Rate Subordinated Notes Due 2016 (3)(4)	350	350
Floating Rate Subordinated Notes Due 2017 (3)(4)	262	261
4.875% Subordinated Notes Due 2013 (3)	222	222
5.625% Subordinated Notes Due 2016 (1)(3)	386	386

Federal Home Loan Bank Advances to Branch Bank: (5)
Varying maturities to 2034	8,998	10,243

Junior Subordinated Debt to Unconsolidated Trusts (1)(6)	3,271	3,269

Other Long-Term Debt	83	123

Fair value hedge-related basis adjustments	834	622

Total Long-Term Debt	$21,803	$21,730

(1)	Debt listed individually and one or more issues included in the Junior Subordinated Debt to Unconsolidated Trusts category have been swapped to floating rates based on LIBOR. At December 31, 2011, the effective rates paid on these borrowings ranged from 1.05% to 3.92%.
(2)	These floating-rate senior notes are based on LIBOR and had an effective rate of 1.12% at December 31, 2011.
(3)	Subordinated notes that qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.
(4)	These floating-rate securities are based on LIBOR, but the majority of the cash flows have been swapped to a fixed rate. The effective rate paid on these securities including the effect of the swapped portion was 3.26% at December 31, 2011.
(5)	Certain of these advances have been swapped to floating rates from fixed rates and from fixed rates to floating rates. At December 31, 2011, the weighted average rate paid on these advances including the effect of the swapped portion was 3.79%, and the weighted average maturity was 6.0 years.
(6)	Securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations. A summary of the significant terms of these securities are detailed in the following table.

Excluding the capitalized leases set forth in Note 5, future debt maturities total $1.5 billion, $1.6 billion, $2.0 billion, $1.1 billion and $4.1 billion for the next five years. The maturities for 2017 and later years total $11.4 billion.

Junior Subordinated Debt to Unconsolidated Trusts

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

The following table is a summary of the significant terms of outstanding junior subordinated debt as originated by BB&T and its subsidiaries and predecessor companies as of the dates presented:

		December 31,		Stated		Interest	Redemption
Issuer	Issuance Date	2011	2010	Maturity	Final Maturity	Rate	Period
	(Dollars in millions)
BB&T Capital Trust I	August 2005	$515	$514	August 2035		5.85%	Anytime
BB&T Capital Trust II	June 2006	599	598	June 2036		6.75	Anytime
BB&T Capital Trust IV (1)	June 2007	600	600	June 2057	June 2077	6.82	Anytime
BB&T Capital Trust V (2)(3)	September 2008	450	450	September 2063	September 2068	8.95	after 09/15/13
BB&T Capital Trust VI (3)	July 2009	575	575	August 2064	August 2069	9.60	after 08/01/14
BB&T Capital Trust VII	October 2009	350	350	November 2064	November 2069	8.10	after 11/01/14
Mason-Dixon Capital Trust	July 1997	21	21	June 2027		10.07	after 06/15/07
MainStreet Capital Trust I	November 1997	48	48	December 2027		8.90	after 12/01/07
Premier Capital Trust I	November 1997	30	30	December 2027		9.00	after 12/31/07
Main Street Banks Statutory Trust I	November 2002	5	5	November 2032		Variable	after 11/15/07
Main Street Banks Statutory Trust II	May 2003	46	46	June 2033		Variable	after 06/30/08
Coastal Financial Capital Trust I	July 2003	15	15	July 2033		Variable	after 07/03/08
First Citizens Bancorp Statutory Trust I	December 2003	10	10	December 2033		Variable	after 12/17/08
First Citizens Bancorp Statutory Trust II	June 2005	7	7	June 2035		Variable	after 06/15/10

Total		$3,271	$3,269

(1)	These securities are fixed rate through June 12, 2037 and then switch to a floating rate based on LIBOR.
(2)	$360 million of this issuance was swapped to a floating rate based on LIBOR. At December 31, 2011, the effective rate on the swapped portion was 3.92%
(3)	These securities are fixed rate through initial maturity and then switch to a floating rate based on LIBOR if extended.

NOTE 11.  Shareholders’ Equity

Common Stock

The authorized common stock of BB&T consists of two billion shares with a $5 par value. There were 697 million and 694 million common shares issued and outstanding at December 31, 2011 and 2010, respectively.

Preferred Stock

The authorized preferred stock of BB&T consists of five million shares. At December 31, 2011 and 2010, there were no preferred shares outstanding.

Equity-Based Plans

At December 31, 2011, BB&T has options, restricted shares and restricted share units outstanding from the following equity-based compensation plans: the 2004 Stock Incentive Plan (“2004 Plan”), the 1995 Omnibus Stock Incentive Plan (“Omnibus Plan”), the Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”), and a plan assumed from an acquired entity. BB&T’s shareholders have approved all equity-based compensation plans with the exception of the plan assumed from an acquired entity. As of December 31, 2011, the 2004 Plan is the only plan that has shares available for future grants. The 2004 Plan allows for accelerated vesting of awards for holders who retire and have met all retirement eligibility requirements and in connection with certain other events.

BB&T’s 2004 Plan is intended to assist the Corporation in recruiting and retaining employees, directors and independent contractors and to associate the interests of eligible participants with those of BB&T and its shareholders. At December 31, 2011, there were 27.3 million non-qualified and qualified stock options at prices ranging from $12.53 to $44.20 and 13.5 million restricted shares and restricted share units outstanding under the 2004 Plan. Awards outstanding under the 2004 Plan vest as follows: (1) those granted prior to 2010 generally vest over five years and (2) those granted after 2009 generally vest over four years. Options outstanding have a ten year term. At December 31, 2011, there were 15.2 million shares available for future grants under the 2004 Plan.

BB&T’s Omnibus Plan was intended to allow BB&T to recruit and retain employees with ability and initiative and to align the employees’ interests with those of BB&T and its shareholders. At December 31, 2011, 17.8 million non-qualified and qualified stock options at prices ranging from $24.69 to $43.25 were outstanding. All options under this plan are fully vested and have a ten year term.

BB&T measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants awarded in 2011, 2010 and 2009, respectively. Substantially all of BB&T’s option awards are granted in February of each year. Therefore, the assumptions noted below are weighted accordingly:

	December 31,
	2011	2010	2009
Assumptions:
Risk-free interest rate	1.7%	2.0%	3.1%
Dividend yield	3.5	5.4	6.0
Volatility factor	37.2	36.0	29.1
Expected life	7.4 yrs	7.2 yrs	7.1 yrs
Fair value of options per share	$7.45	$5.60	$2.59

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

BB&T recorded $98 million, $79 million and $62 million in equity-based compensation in 2011, 2010 and 2009, respectively. In connection with this compensation expense, BB&T recorded an income tax benefit of $36 million, $30 million and $24 million in 2011, 2010 and 2009, respectively. The total intrinsic value of options exercised and restricted share units vested during 2011, 2010 and 2009 was $54 million, $22 million and $6 million, respectively. The total grant date fair value of equity-based awards that vested during 2011 was $76 million. As of December 31, 2011, there was $109 million of unrecognized compensation costs related to BB&T’s equity-based awards that is expected to be recognized over a weighted-average life of 2.6 years.

The following table details the activity during 2011 related to stock options awarded by BB&T:

	Year Ended December 31, 2011
				Wtd. Avg.
		Wtd. Avg.	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Options	Price	Value	Life
	(Dollars in millions, except per share amounts)
Outstanding at beginning of period	44,690,131	$35.06
Granted	3,755,975	27.73
Exercised	(50,298)	17.33
Forfeited or expired	(3,011,254)	35.73

Outstanding at end of period	45,384,554	34.42	$22	4.6 yrs

Exercisable at end of period	34,098,198	36.39	9	3.5

Exercisable and expected to vest at end of period	43,706,387	$34.44	$21	4.5

The following table details the activity during 2011 related to restricted shares and restricted share units awarded by BB&T:

	Year Ended December 31, 2011
	Shares/Units	Wtd. Avg. Grant Date Fair Value
Nonvested at beginning of period	13,283,786	$20.06
Granted	2,582,028	24.10
Vested	(1,913,659)	29.40
Forfeited	(489,525)	21.00

Nonvested at end of period	13,462,630	$19.47

At December 31, 2011, BB&T’s restricted shares and restricted share units had a weighted-average life of 2.1 years. At December 31, 2011, management estimates that 13.1 million restricted shares and restricted share units will vest over a weighted-average life of 2.1 years.

Share Repurchase Activity

At December 31, 2011, BB&T was authorized to repurchase an additional 44 million shares under the June 27, 2006 Board of Directors’ authorization. No shares of common stock were repurchased under this plan during 2011, 2010 or 2009.

NOTE 12.  Accumulated Other Comprehensive Income (Loss)

The balances in accumulated other comprehensive income (loss) are shown in the following table:

	December 31, 2011			December 31, 2010
	Pre-Tax Amount	Deferred Tax Expense (Benefit)	After- Tax Amount	Pre-Tax Amount	Deferred Tax Expense (Benefit)	After- Tax Amount
	(Dollars in millions)
Unrecognized net pension and postretirement costs	$(965)	$(362)	$(603)	$(587)	$(219)	$(368)
Unrealized net gains (losses) on cash flow hedges	(254)	(95)	(159)	(75)	(28)	(47)
Unrealized net gains (losses) on securities available for sale	421	158	263	(250)	(93)	(157)
FDIC’s share of unrealized (gains) losses on securities available for sale under the loss share agreements (1)	(311)	(116)	(195)	(281)	(105)	(176)
Other, net	(37)	(18)	(19)	(6)	(7)	1

Total	$(1,146)	$(433)	$(713)	$(1,199)	$(452)	$(747)

(1)	Certain securities available for sale are covered by loss sharing agreements with the FDIC. Refer to the Securities footnote to these financial statements for additional information.

As of December 31, 2011 and 2010, unrealized net losses on securities available for sale included $57 million and $115 million, respectively, of pre-tax losses related to other-than-temporarily impaired non-agency mortgage-backed securities where a portion of the loss was recognized in net income.

The following tables reflect the components of total comprehensive income for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31, 2011
	Pre-Tax	Tax Effect	After-Tax
	(Dollars in millions)
Comprehensive income:
Net income	$1,628	$296	$1,332
Other comprehensive income:
Unrealized net holding gains (losses) arising during the period on securities available for sale	698	261	437
Reclassification adjustment for (gains) losses on securities available for sale included in net income	(62)	(24)	(38)
Net change in amounts attributable to the FDIC under the loss share agreements	(30)	(11)	(19)
Net change in unrecognized gains (losses) on cash flow hedges	(179)	(67)	(112)
Net change in pension and postretirement liability	(378)	(143)	(235)
Other, net	4	3	1

Total comprehensive income	$1,681	$315	$1,366

	Year Ended December 31, 2010
	Pre-Tax	Tax Effect	After-Tax
	(Dollars in millions)
Comprehensive income:
Net income	$969	$115	$854
Other comprehensive income:
Unrealized net holding gains (losses) arising during the period on securities available for sale	667	252	415
Reclassification adjustment for (gains) losses on securities available for sale included in net income	(554)	(207)	(347)
Net change in amounts attributable to the FDIC under the loss share agreements	(251)	(94)	(157)
Net change in unrecognized gains (losses) on cash flow hedges	(248)	(94)	(154)
Net change in pension and postretirement liability	(140)	(50)	(90)
Other, net	1	(2)	3

Total comprehensive income	$444	$(80)	$524

	Year Ended December 31, 2009
	Pre-Tax	Tax Effect	After-Tax
	(Dollars in millions)
Comprehensive income:
Net income	$1,036	$159	$877
Other comprehensive income:
Unrealized net holding gains (losses) arising during the period on securities available for sale	353	130	223
Reclassification adjustment for (gains) losses on securities available for sale included in net income	(199)	(75)	(124)
Net change in amounts attributable to the FDIC under the loss share agreements	(30)	(11)	(19)
Net change in unrecognized gains (losses) on cash flow hedges	97	38	59
Net change in pension and postretirement liability	273	104	169
Other, net	2	(5)	7

Total comprehensive income	$1,532	$340	$1,192

NOTE 13.  Income Taxes

The provision for income taxes comprised the following:

	Years Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Current expense:
Federal	$83	$161	$302
State	26	18	15
Foreign	2	2	2

Total current expense	111	181	319
Deferred expense (benefit):
Federal	163	(65)	(143)
State	22	(1)	(17)

Total deferred expense (benefit)	185	(66)	(160)

Provision for income taxes	$296	$115	$159

The foreign income tax expense is related to income generated on assets controlled by a foreign subsidiary of Branch Bank.

The reasons for the difference between the provision for income taxes and the amount computed by applying the statutory Federal income tax rate to income before income taxes were as follows:

	Years Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Federal income taxes at statutory rate of 35%	$570	$339	$362
Increase (decrease) in provision for income taxes as a result of:
Addition to Federal tax reserves, net	—	1	26
State income taxes, net of Federal tax benefit	31	11	(2)
Federal tax credits	(115)	(105)	(78)
Interest on Federal tax refunds	1	3	(4)
Tax exempt income	(135)	(125)	(108)
Nontaxable gain on termination of leveraged lease	(22)	(2)	(18)
Other, net	(34)	(7)	(19)

Provision for income taxes	$296	$115	$159

Effective income tax rate	18.2%	11.9%	15.3%

The tax effects of temporary differences that gave rise to significant portions of the net deferred tax assets and liabilities are reflected in the table below. Net deferred tax assets are included in other assets on the “Consolidated Balance Sheets”.

	December 31,
	2011	2010
	(Dollars in millions)
Deferred tax assets:
Allowance for loan and lease losses	$855	$1,003
Net unrealized loss on securities available for sale	—	198
Postretirement plans	362	219
Equity-based compensation	130	123
Loan/Securities basis difference	127	165
Foreclosed property write-downs	240	196
Net unrealized loss on cash flow hedges	95	28
Other	257	262

Total deferred tax assets	2,066	2,194

Deferred tax liabilities:
Lease financing	267	211
Prepaid pension plan expense	352	360
Loan fees and expenses	225	199
Depreciation	76	78
Identifiable intangible assets	92	107
Loan servicing rights	156	218
Derivatives and hedging	136	68
Other	120	97

Total deferred tax liabilities	1,424	1,338

Net deferred tax assets	$642	$856

On a periodic basis, BB&T evaluates its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate. This evaluation takes into consideration the status of current taxing authorities’ examinations of BB&T’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment in relation to tax-advantaged transactions. The following table presents changes in unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009.

	Years Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Beginning balance of unrecognized tax benefits	$292	$179	$197
Additions for tax positions of prior years	6	—	1
Settlements	(1)	—	(16)
Lapse of statute of limitations	—	(1)	(3)
Unrecognized deferred tax benefits from business acquisitions	4	114	—

Ending balance of unrecognized tax benefits	$301	$292	$179

As of December 31, 2011, BB&T had $301 million of unrecognized Federal and state tax benefits that would have impacted the effective tax rate if recognized. In addition, the Company had $39 million and $37 million in liabilities for tax-related interest recorded on its Consolidated Balance Sheets at December 31, 2011 and 2010, respectively. Total interest, net of the Federal benefit, related to unrecognized tax benefits recognized in the 2011, 2010 and 2009 Consolidated Statements of Income was immaterial. BB&T classifies interest and penalties related to income taxes as a component of the provision for income taxes in the Consolidated Statements of Income.

The IRS has completed its Federal income tax examinations of BB&T through 2007. In connection with the settlement agreement with the IRS regarding its leveraged lease transactions, BB&T is entitled to Federal income tax refunds for tax years 1998-2006. During 2010, BB&T received Federal tax refunds including interest of approximately $379 million for tax years 1998-2006. In February 2010, BB&T received an IRS statutory notice of deficiency for tax years 2002-2007 asserting a liability for taxes, penalties and interest of approximately $892 million related to the disallowance of foreign tax credits and other deductions claimed by a subsidiary in connection with a financing transaction. Management has consulted with outside counsel and continues to believe that BB&T’s treatment of this transaction was in compliance with applicable tax laws and regulations. However, as a procedural matter and in order to limit its exposure to incremental penalties and interest associated with this matter, BB&T paid the disputed tax, penalties and interest in March 2010, and filed a lawsuit seeking a refund in the U.S. Court of Federal Claims. The Court has scheduled the trial to take place in March 2013. BB&T recorded a receivable in other assets for the amount of this payment, less the reserve considered necessary in accordance with applicable income tax accounting guidance. Based on an assessment of the applicable tax law and the relevant facts and circumstances related to this matter, management has concluded that the amount of this reserve is adequate, although litigation is still ongoing. Final resolution of this matter is not expected to occur within the next twelve months. Various years remain subject to examination by state taxing authorities.

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

The following are the significant actuarial assumptions that were used to determine net periodic pension costs:

	December 31,
	2011	2010
Actuarial Assumptions:
Weighted average assumed discount rate	5.52%	6.16%
Weighted average expected long-term rate of return on plan assets	8.00	8.00
Assumed long-term rate of annual compensation increases (1)	4.50	4.50

(1)	Represents the rate to be achieved by 2015.

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

	Years Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Net Periodic Pension Cost:
Service cost	$105	$83	$76
Interest cost	103	93	86
Estimated return on plan assets	(197)	(178)	(144)
Net amortization and other	34	24	58

Net periodic benefit cost	45	22	76

Pre-Tax Amounts Recognized in Comprehensive Income:
Net actuarial loss (gain)	388	133	(228)
Net amortization	(34)	(24)	(58)

Net amount recognized in comprehensive income	354	109	(286)

Total net periodic pension costs (income) recognized in total comprehensive income	$399	$131	$(210)

The following are the significant actuarial assumptions that were used to determine benefit obligations:

	December 31,
	2011	2010
Actuarial Assumptions:
Weighted average assumed discount rate	4.82%	5.52%
Assumed rate of annual compensation increases (1)	4.50	4.50

(1)	Represents the rate to be achieved by 2015.

	Qualified Pension Plan		Nonqualified Pension Plans
	Years Ended December 31,		Years Ended December 31,
	2011	2010	2011	2010
	(Dollars in millions)
Change in Projected Benefit Obligation:
Projected benefit obligation, January 1,	$1,696	$1,378	$182	$145
Service cost	99	78	6	5
Interest cost	93	84	10	9
Actuarial (gain) loss	218	203	17	31
Benefits paid	(51)	(47)	(8)	(8)

Projected benefit obligation, December 31,	$2,055	$1,696	$207	$182

	Qualified Pension Plan		Nonqualified Pension Plans
	Years Ended December 31,		Years Ended December 31,
	2011	2010	2011	2010
	(Dollars in millions)
Change in Plan Assets:
Fair value of plan assets, January 1,	$2,484	$2,184	$—	$—
Actual return on plan assets	45	279	—	—
Employer contributions	—	68	8	8
Benefits paid	(51)	(47)	(8)	(8)

Fair value of plan assets, December 31,	$2,478	$2,484	$—	$—

Funded status at end of year	$423	$788	$(207)	$(182)

The following are the pre-tax amounts recognized in accumulated other comprehensive income:

	Qualified Pension Plan		Nonqualified Pension Plans
	Years Ended December 31,		Years Ended December 31,
	2011	2010	2011	2010
	(Dollars in millions)
Prior service credit (cost)	$1	$2	$(1)	$(1)
Net actuarial gain (loss)	(864)	(523)	(63)	(50)

Net amount recognized	$(863)	$(521)	$(64)	$(51)

The expected amortization of unrecognized prior service credit and unrecognized net actuarial losses for the qualified plan and nonqualified plans that are expected to be amortized from accumulated other comprehensive income (loss) into net periodic pension cost during 2012 are reflected in the following table:

	Qualified Pension Plan	Nonqualified Pension Plans
	(Dollars in millions)
Expected Amortization for 2012:
Prior service credit (cost)	$1	$-
Net actuarial gain (loss)	(68)	(5)

Net amount to be amortized in 2012	$(67)	$(5)

The accumulated benefit obligation for the qualified plan totaled $1.8 billion and $1.5 billion at December 31, 2011 and 2010, respectively. For the nonqualified plans, the accumulated benefit obligation totaled $178 million and $156 million at December 31, 2011 and 2010, respectively.

Employer contributions to the qualified pension plan are in amounts between the minimum required for funding standard accounts and the maximum amount deductible for federal income tax purposes. Management is not required to make a contribution to the qualified pension plan during 2012; however, management may make additional contributions during 2012 if deemed appropriate. For the nonqualified plans the employer contributions are based on benefit payments. The following table reflects the estimated benefit payments reflecting expected future service for the next five years and for the years 2017 through 2021.

	Qualified Pension Plan	Nonqualified Pension Plans
	(Dollars in millions)
Estimated Benefit Payments:
2012	$57	$9
2013	63	9
2014	69	10
2015	76	11
2016	83	11
2017-2021	542	65

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

BB&T periodically reviews its asset allocation and investment policy and makes changes to its target asset allocation. BB&T has established guidelines within each asset category to ensure the appropriate balance of risk and reward. The current target asset allocations for the plan assets include a range of 35% to 45% for U.S. equity securities, 7% to 13% for international equity securities, 20% to 30% for fixed income securities, and 3% to 30% for alternative investments, which include real estate, hedge funds, private equities and commodities, with any remainder to be held in cash equivalents. In June 2011, the Compensation Committee revised the asset allocation strategy for the Plan and the Trust to lower the allocation of alternative investments. Currently, the asset allocations of certain plan asset classes may be outside of established parameters while transition to the new asset allocation strategy.

The fair value of BB&T’s pension plan assets at December 31, 2011 and 2010, by asset category are reflected in the following tables. The three level fair value hierarchy that describes the inputs used to measure these plan assets is defined in Note 18 “Fair Value Disclosures”.

		Fair Value Measurements for Plan Assets
	12/31/11	Level 1	Level 2	Level 3
	(Dollars in millions)
Plan assets:
U.S. equity securities (1)	$1,072	$1,072	$-	$-
International equity securities (2)	439	336	103	-
Fixed income securities	852	130	722	-
Alternative investments	99	-	-	99

Total plan assets (3)	$2,462	$1,538	$825	$99

(1)	Included in U.S. equity securities is 3.6 million shares of BB&T common stock valued at $92 million at December 31, 2011.
(2)	This category included a common/commingled fund that is comprised of assets from several accounts, pooled together, to reduce management and administration costs.
(3)	The total fair value of plan assets excludes $16 million of accrued income at December 31, 2011.

		Fair Value Measurements for Plan Assets
	12/31/10	Level 1	Level 2	Level 3
	(Dollars in millions)
Plan assets:
U.S. equity securities (1)	$1,098	$1,098	$-	$-
International equity securities (2)	488	384	104	-
Fixed income securities	766	121	645	-
Alternative investments	124	-	-	124

Total plan assets (3)	$2,476	$1,603	$749	$124

(1)	Included in U.S. equity securities is 3.6 million shares of BB&T common stock valued at $95 million at December 31, 2010.
(2)	This category included a common/commingled fund that is comprised of assets from several accounts, pooled together, to reduce management and administration costs.
(3)	The total fair value of plan assets excludes $8 million of accrued income at December 31, 2010.

The following table presents the activity for Level 3 plan assets for the years ended December 31, 2011, 2010 and 2009:

	Fair Value Measurements Using Significant Unobservable Inputs
	Alternative Investments	U.S. Securities
	(Dollars in millions)
Balance at January 1, 2009	$90	$61
Actual return on plan assets	12	(12)
Purchases, sales and settlements	(10)	—
Transfers in/out of Level 3	—	(49)

Balance at December 31, 2009	92	—

Actual return on plan assets	9	—
Purchases, sales and settlements (1)	23	—

Balance at December 31, 2010	124	—

Actual return on plan assets	9	—
Purchases (1)	21	—
Sales	(55)	—

Balance at December 31, 2011	$99	$—

(1)	The net purchases in alternative investments during 2011 and 2010 relates to investment commitments that existed prior to January 1, 2009.

Defined Contribution Plans

BB&T offers a 401(k) Savings Plan and other defined contribution plans that permit employees to contribute from 1% to 50% of their cash compensation. For full-time employees who are 21 years of age or older with one year or more of service, BB&T makes matching contributions of up to 6% of the employee’s compensation. BB&T’s contribution to the 401(k) Savings Plan and nonqualified defined contribution plans totaled $85 million, $83 million and $80 million for the years ended December 31, 2011, 2010 and 2009, respectively. BB&T also offers defined contribution plans to certain employees of subsidiaries who do not participate in the 401(k) Savings Plan.

Other benefits

There are various other employment contracts, deferred compensation arrangements and covenants not to compete with selected members of management and certain retirees. In addition, BB&T sponsors a plan which provides certain retirees with a subsidy for purchasing health care and life insurance. In 2004, BB&T amended this plan to eliminate the subsidy for those employees retiring after December 31, 2004. BB&T also reduced the subsidy paid to employees who retired on or before December 31, 2004, were age 55 years or older, and had at least ten years of service. For those employees, the subsidy is based upon years of service of the employee at the time of retirement. These plans and their obligations are not material to BB&T’s financial statements.

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

Letters of credit and financial guarantees written are unconditional commitments issued by BB&T to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper issuance, bond financing and similar transactions, the majority of which are to tax exempt entities. The credit risk involved in the issuance of these guarantees is essentially the same as that involved in extending loans to clients and as such, the instruments are collateralized when necessary. As of December 31, 2011 and 2010, BB&T had issued letters of credit totaling $6.1 billion and $7.3 billion, respectively. The carrying amount of the liability for such guarantees was $27 million and $41 million at December 31, 2011 and 2010, respectively.

A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or interest rate. For additional disclosures related to BB&T’s derivatives refer to Note 19.

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

In connection with the Colonial acquisition, Branch Bank entered into loss sharing agreements with the FDIC related to certain assets acquired. Pursuant to the terms of these loss sharing agreements, the FDIC’s obligation to reimburse Branch Bank for losses with respect to certain loans, other real estate owned (“OREO”), certain investment securities and other assets (collectively, “covered assets”), begins with the first dollar of loss incurred. The terms of the loss sharing agreement with respect to certain non-agency mortgage-backed securities provides that Branch Bank will be reimbursed by the FDIC for 95% of any and all losses. All other covered assets are subject to a stated threshold of $5 billion that provides for the FDIC to reimburse Branch Bank for (1) 80% of losses incurred up to $5 billion and (2) 95% of losses in excess of $5 billion. Gains and recoveries on covered assets will offset losses, or be paid to the FDIC, at the applicable loss share percentage at the time of recovery. The loss sharing agreement applicable to single family residential mortgage loans expires in 2019, and provides for FDIC loss sharing and Branch Bank reimbursement to the FDIC. The loss sharing agreement applicable to commercial loans and other covered assets expires in 2014, however, Branch Bank must reimburse the FDIC for gains and recoveries through August 2017.

BB&T invests in certain affordable housing and historic building rehabilitation projects throughout its market area as a means of supporting local communities, and receives tax credits related to these investments. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. Branch Bank typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. As of December 31, 2011 and 2010, BB&T had investments of $1.2 billion related to these projects, which are included as other assets on the Consolidated Balance Sheets. BB&T’s outstanding commitments to fund affordable housing investments totaled $394 million and $334 million at December 31, 2011 and 2010, respectively, which are included as other liabilities on the Consolidated Balance Sheets. As of December 31, 2011 and 2010, BB&T had outstanding loan commitments to these funds of $178 million and $135 million, respectively. Of these amounts, $76 million and $36 million had been funded at December 31, 2011 and 2010, respectively, and were included in loans and leases on the Consolidated Balance Sheets. BB&T’s maximum risk exposure related to these investments totaled $1.4 billion and $1.3 billion at December 31, 2011 and 2010, respectively.

BB&T has sold certain mortgage-related loans that contain recourse provisions. These provisions generally require BB&T to reimburse the investor for a share of any loss that is incurred after the disposal of the property. BB&T also issues standard representations and warranties related to mortgage loan sales to government-sponsored entities. Refer to Note 7 for additional disclosures related to these exposures.

BB&T has investments and future funding commitments to certain venture capital funds. As of December 31, 2011 and 2010, BB&T had investments of $261 million and $266 million related to these ventures, respectively. As of December 31, 2011 and 2010, BB&T had future funding commitments of $129 million and $185 million, respectively. BB&T’s risk exposure relating to such commitments is generally limited to the amount of investments and future funding commitments made.

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

The Company is a defendant in three separate cases primarily challenging the Company’s daily ordering of debit transactions posted to customer checking accounts for the period from 2003 to 2010. The plaintiffs have requested class action treatment, however, no class has been certified. The court initially denied motions by the Company to dismiss these cases and compel them to be submitted to individual arbitration. The Company then filed appeals in all three matters. There have been numerous subsequent procedural developments, including an appeal to the United States Supreme Court in one matter which resulted in a decision that benefited the Company. Nevertheless, at present the issues raised by these motions and/or appeals remain undecided. If the motions or appeals are ultimately granted, they would preclude class action treatment. Even if those appeals are denied, the Company believes it has meritorious defenses against these matters, including class certification. Because of these appeals, and because these cases are in preliminary proceedings and no damages have been specified, no specific loss or range of loss can currently be determined.

On at least a quarterly basis, BB&T assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. For those matters where it is probable that BB&T will incur a loss and the amount of the loss can be reasonably estimated, BB&T records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments on at least a quarterly basis. For other matters, where a loss is not probable or the amount of the loss is not estimable, BB&T has not accrued legal reserves. While the outcome of legal proceedings is inherently uncertain, based on information currently available, advice of counsel and available insurance coverage, BB&T’s management believes that its established legal reserves are adequate and the liabilities arising from BB&T’s legal proceedings will not have a material adverse effect on the consolidated financial position, consolidated results of operations or consolidated cash flows of BB&T. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to BB&T’s consolidated financial position, consolidated results of operations or consolidated cash flows.

NOTE 16.  Regulatory Requirements and Other Restrictions

Branch Bank and BB&T FSB are required by the Board of Governors of the Federal Reserve System to maintain reserve balances in the form of vault cash or deposits with the Federal Reserve Bank based on specified percentages of certain deposit types, subject to various adjustments. At December 31, 2011, the net reserve requirement amounted to $237 million.

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

BB&T is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on BB&T’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of BB&T’s assets, liabilities and certain off-balance-sheet items calculated pursuant to regulatory directives. BB&T’s capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings and other factors. BB&T is in full compliance with these requirements. Banking regulations also identify five capital categories for insured depository institutions: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2011 and 2010, BB&T and Branch Bank were classified as “well-capitalized”.

Quantitative measures established by regulation to ensure capital adequacy require BB&T to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average tangible assets (leverage ratio).

The following table provides summary information regarding regulatory capital for BB&T and Branch Bank as of December 31, 2011 and 2010:

	December 31, 2011				December 31, 2010
	Actual Capital		Capital Requirements		Actual Capital		Capital Requirements
	Ratio	Amount	Minimum	Well-Capitalized	Ratio	Amount	Minimum	Well-Capitalized
	(Dollars in millions)
Tier 1 Capital:
BB&T	12.5%	$14,913	$4,789	$7,184	11.8%	$13,959	$4,725	$7,088
Branch Bank	13.4	15,274	4,567	6,851	13.0	14,650	4,499	6,749
Total Capital:
BB&T	15.7	18,802	9,578	11,973	15.5	18,319	9,450	11,813
Branch Bank	15.6	17,855	9,135	11,418	15.5	17,417	8,998	11,248
Leverage Capital:
BB&T	9.0	14,913	6,614	8,267	9.1	13,959	6,134	7,667
Branch Bank	9.5	15,274	4,801	8,002	9.9	14,650	4,425	7,375

As an approved seller/servicer, Branch Bank is required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, Government National Mortgage Association, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. At December 31, 2011 and 2010, Branch Bank’s equity was above all required levels.

At December 31, 2011 and 2010, BB&T had segregated cash deposits totaling $20 million and $309 million, respectively. These deposits relate to monies held for the exclusive benefit of clients, primarily at BB&T’s broker/dealer subsidiaries.

NOTE 17.  Parent Company Financial Statements

Parent Company

Condensed Balance Sheets

December 31, 2011 and 2010

	2011	2010
	(Dollars in millions)
Assets:
Cash and due from banks	$3,564	$212
Securities available for sale at fair value	29	104
Securities held to maturity	40	—
Investment in banking subsidiaries	20,853	20,187
Investment in other subsidiaries	1,572	1,485
Advances to / receivables from banking subsidiaries	615	3,065
Advances to / receivables from other subsidiaries	2,392	2,213
Other assets	268	331

Total assets	$29,333	$27,597

Liabilities and Shareholders’ Equity:
Short-term borrowed funds	$296	$806
Short-term borrowed funds due to subsidiaries	72	3
Dividends payable	112	104
Accounts payable and other liabilities	116	124
Long-term debt	7,930	6,254
Long-term debt due to subsidiaries	3,327	3,808

Total liabilities	11,853	11,099

Total shareholders’ equity	17,480	16,498

Total liabilities and shareholders’ equity	$29,333	$27,597

Parent Company

Condensed Income Statements

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(Dollars in millions)
Income:
Dividends from banking subsidiaries	$620	$345	$459
Dividends from other subsidiaries	278	321	306
Interest and other income from subsidiaries	107	138	89
Other income	8	4	3

Total income	1,013	808	857

Expenses:
Interest expense	334	445	302
Other expenses	34	38	16

Total expenses	368	483	318

Income before income taxes and equity in undistributed earnings of subsidiaries	645	325	539
Income tax benefit	26	60	42

Income before equity in undistributed earnings of subsidiaries	671	385	581
Equity in undistributed earnings of subsidiaries in excess of dividends from subsidiaries	661	469	296

Net income	1,332	854	877

Noncontrolling interests	43	38	24
Dividends and accretion on preferred stock	—	—	124

Net income available to common shareholders	$1,289	$816	$729

Parent Company

Condensed Statements of Cash Flows

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(Dollars in millions)
Cash Flows From Operating Activities:
Net income	$1,332	$854	$877
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries in excess of dividends from subsidiaries	(661)	(469)	(296)
Decrease (increase) in other assets	63	(147)	(41)
(Decrease) increase in accounts payable and accrued liabilities	(3)	(24)	50
Other, net	20	(65)	(11)

Net cash from operating activities	751	149	579

Cash Flows From Investing Activities:
Proceeds from sales, calls and maturities of securities available for sale	49	87	33
Purchases of securities available for sale	(48)	(8)	(43)
Proceeds from maturities, calls and paydowns of securities held to maturity	24	—	—
Investment in subsidiaries	(12)	(113)	(2,608)
Advances to subsidiaries	(20,306)	(37,341)	(61,087)
Proceeds from repayment of advances to subsidiaries	22,637	37,028	61,345

Net cash from investing activities	2,344	(347)	(2,360)

Cash Flows From Financing Activities:
Net increase in long-term debt	1,121	765	3,651
Net decrease in short-term borrowed funds	(509)	(198)	(705)
Net increase in advances from subsidiaries	69	3	—
Net proceeds from common stock issued	22	110	2,727
Retirement of preferred stock and warrant	—	—	(3,201)
Cash dividends paid on common and preferred stock	(446)	(415)	(820)

Net cash from financing activities	257	265	1,652

Net Increase (Decrease) in Cash and Cash Equivalents	3,352	67	(129)
Cash and Cash Equivalents at Beginning of Year	212	145	274

Cash and Cash Equivalents at End of Year	$3,564	$212	$145

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

Assets and liabilities measured at fair value on a recurring basis, including financial instruments for which BB&T has elected the Fair Value Option are summarized below:

		Fair Value Measurements for Assets and
		Liabilities Measured on a Recurring Basis
	12/31/2011	Level 1	Level 2	Level 3
		(Dollars in millions)
Assets:
Trading securities	$534	$298	$235	$1
Securities available for sale:
GSE securities	306	—	306	—
Mortgage-backed securities issued by GSE	18,132	—	18,132	—
States and political subdivisions	1,923	—	1,923	—
Non-agency mortgage-backed securities	368	—	368	—
Other securities	7	6	1	—
Covered securities	1,577	—	593	984
Loans held for sale	3,736	—	3,736	—
Residential mortgage servicing rights	563	—	—	563
Derivative assets: (1)
Interest rate contracts	1,518	1	1,457	60
Foreign exchange contracts	7	—	7	—
Venture capital and similar investments (1)(2)	261	—	—	261

Total assets	$28,932	$305	$26,758	$1,869

Liabilities:
Derivative liabilities: (1)
Interest rate contracts	$1,498	$—	$1,497	$1
Foreign exchange contracts	8	—	8	—
Short-term borrowed funds (3)	118	—	118	—

Total liabilities	$1,624	$—	$1,623	$1

		Fair Value Measurements for Assets and
		Liabilities Measured on a Recurring Basis
	12/31/2010	Level 1	Level 2	Level 3
		(Dollars in millions)
Assets:
Trading securities	$633	$276	$346	$11
Securities available for sale:
GSE securities	103	—	103	—
Mortgage-backed securities issued by GSE	18,344	—	18,344	—
States and political subdivisions	1,909	—	1,790	119
Non-agency mortgage-backed securities	515	—	515	—
Other securities	759	147	605	7
Covered securities	1,539	—	585	954
Loans held for sale (4)	3,176	—	3,176	—
Residential mortgage servicing rights	830	—	—	830
Derivative assets: (1)
Interest rate contracts	926	1	913	12
Foreign exchange contracts	7	—	7	—
Venture capital and similar investments (1)(2)	266	—	—	266

Total assets (4)	$29,007	$424	$26,384	$2,199

Liabilities:
Derivative liabilities: (1)
Interest rate contracts	$996	$10	$949	$37
Foreign exchange contracts	6	—	6	—
Short-term borrowed funds (3)	233	—	233	—

Total liabilities	$1,235	$10	$1,188	$37

(1)	These amounts are reflected in other assets and other liabilities on the Consolidated Balance Sheets.
(2)	Based on an analysis of the nature and risks of these investments, BB&T has determined that presenting these investments as a single class is appropriate.
(3)	Short-term borrowed funds reflect securities sold short positions.
(4)	Excludes loans held for sale carried at the lower of cost or market.

The following discussion focuses on the valuation techniques and significant inputs used by BB&T in determining the Level 2 and Level 3 fair values of each significant class of assets and liabilities.

BB&T generally utilizes a third-party pricing service in determining the fair value of its securities portfolio. Fair value measurements are derived from market-based pricing matrices that were developed using observable inputs that include benchmark yields, benchmark securities, reported trades, offers, bids, issuer spreads and broker quotes. As described by security type below, additional inputs may be used, or some inputs may not be applicable. In the event that market observable data was not available, which would generally occur due to the lack of an active market for a given security, the valuation of the security would be subjective and may involve substantial judgment by management.

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

GSE securities and Mortgage-backed securities issued by GSE: These are debt securities issued by U.S. government sponsored entities. GSE pass-through securities are valued using market-based pricing matrices that are based on observable inputs including benchmark TBA security pricing and yield curves that were estimated based on U.S. Treasury yields and certain floating rate indices. The pricing matrices for these securities may also give consideration to pool-specific data supplied directly by the GSE. GSE collateralized mortgage obligations (“CMOs”) are valued using market-

based pricing matrices that are based on observable inputs including offers, bids, reported trades, dealer quotes and market research reports, the characteristics of a specific tranche, market convention prepayment speeds and benchmark yield curves as described above.

States and political subdivisions: These securities are valued using market-based pricing matrices that are based on observable inputs including MSRB reported trades, issuer spreads, material event notices and benchmark yield curves.

Non-agency mortgage-backed securities: Pricing matrices for these securities are based on observable inputs including offers, bids, reported trades, dealer quotes and market research reports, the characteristics of a specific tranche, market convention prepayment speeds and benchmark yield curves as described above.

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

The tables below present a reconciliation for the years ended December 31, 2011, 2010 and 2009, respectively, for Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements Using Significant Unobservable Inputs
Year Ended December 31, 2011	Trading	States & Political Subdivisions	Other Securities	Covered Securities	Residential Mortgage Servicing Rights	Net Derivatives	Venture Capital and Similar Investments

	(Dollars in millions)
Balance at January 1, 2011	$11	$119	$7	$954	$830	$(25)	$266
Total realized and unrealized gains or losses:
Included in earnings:
Interest income	—	—	—	54	—	—	—
Mortgage banking income	—	—	—	—	(492)	151	—
Other noninterest income	(3)	—	—	—	—	—	64
Included in other comprehensive income (loss)	—	(9)	(1)	24	—	—	—
Purchases	7	—	—	—	—	—	61
Issuances	—	—	—	—	225	110	—
Sales	(14)	—	—	—	—	—	(112)
Settlements	—	(53)	(1)	(48)	—	(177)	(15)
Transfers into Level 3	—	—	—	—	—	—	1
Transfers out of Level 3	—	(57)	(5)	—	—	—	(4)

Balance at December 31, 2011	$1	$—	$—	$984	$563	$59	$261

Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at December 31, 2011	$—	$—	$—	$54	$(341)	$59	$39

	Fair Value Measurements Using Significant Unobservable Inputs
Year Ended December 31, 2010	Trading	States & Political Subdivisions	Other Securities	Covered Securities	Residential Mortgage Servicing Rights	Net Derivatives	Venture Capital and Similar Investments
	(Dollars in millions)
Balance at January 1, 2010	$93	$210	$9	$668	$832	$(20)	$281
Total realized and unrealized gains or losses:
Included in earnings:
Interest income	—	—	—	61	—	—	—
Mortgage banking income	—	—	—	—	(267)	246	—
Other noninterest income	(1)	—	—	—	—	—	35
Included in other comprehensive income (loss)	—	12	(1)	225	—	—	—
Purchases, issuances and settlements	(5)	(87)	(1)	—	265	(251)	(50)
Transfers out of Level 3	(76)	(16)	—	—	—	—	—

Balance at December 31, 2010	$11	$119	$7	$954	$830	$(25)	$266

Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at December 31, 2010	$(2)	$—	$—	$61	$(138)	$(25)	$9

	Fair Value Measurements Using Significant Unobservable Inputs
Year Ended December 31, 2009	Trading	States & Political Subdivisions	Non-agency mortgage- backed securities	Other Securities	Covered Securities	Residential Mortgage Servicing Rights	Net Derivatives	Venture Capital and Similar Investments
	(Dollars in millions)
Balance at January 1, 2009	$4	$—	$1,098	$1	$—	$370	$37	$182
Total realized and unrealized gains or losses:
Included in earnings:
Interest income	—	—	—	—	20	—	—	—
Mortgage banking income	—	—	—	—	—	64	222	—
Other noninterest income	(2)	—	—	—	—	—	—	6
Included in other comprehensive income (loss)	—	(12)	142	—	19	—	—	—
Purchases, issuances and settlements	91	(6)	(179)	(1)	(3)	398	(259)	93
Transfers into Level 3 from Colonial acquisition	—	—	—	—	632	—	(20)	—
Transfers in and/or out of Level 3	—	228	(1,061)	9	—	—	—	—

Balance at December 31, 2009	$93	$210	$—	$9	$668	$832	$(20)	$281

Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at December 31, 2009	$(3)	$—	$—	$—	$20	$190	$(20)	$(2)

BB&T’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of a reporting period. During the year ended December 31, 2011, BB&T transferred certain state and political subdivision securities out of Level 3 as a result of management’s decision to reclassify them from available for sale to held to maturity classification, which is not recorded at fair value. During the year ended December 31, 2010, transfers from Level 3 to Level 2 were the result of increased observable market activity for these securities. During the year ended December 31, 2009, BB&T transferred certain trading and auction rate securities issued by state and political subdivisions into Level 3 from Level 2 as a result of decreased market activity for these types of securities. Included in transfers into Level 3 during 2009 are certain covered securities and net derivatives that were acquired in connection with the Colonial acquisition. There were no gains or losses recognized as a result of the transfers of securities during the years ended December 31, 2011, 2010 or 2009. There were no significant transfers of securities between Level 1 and Level 2 for the years ended December 31, 2011 or 2010.

BB&T has investments in venture capital funds and other similar investments that are measured at fair value based on the investment’s net asset value. The significant investment strategies for these ventures are primarily equity and subordinated debt in privately-held middle market companies. The majority of these investments are not redeemable and have varying dates for which the underlying assets are expected to be liquidated by distribution through 2021. As of December 31, 2011, restrictions on the ability to sell the investments include, but are not limited to, consent of a majority member or general partner approval for transfer of ownership. There were no investments probable of sale for less than net asset value at December 31, 2011.

The net realized and unrealized gains (losses) reported for mortgage servicing rights assets includes adjustments reducing the value $341 million and the realization of expected residential mortgage servicing rights cash flows of $151 million for the year ended December 31, 2011. For the year ended December 31, 2010, the net realized and unrealized gains (losses) reported for mortgage servicing rights assets includes an adjustment reducing the value $138 million and the realization of expected residential mortgage servicing rights cash flows of $129 million. For the year ended December 31, 2009, the net realized and unrealized gains (losses) reported for mortgage servicing rights assets includes an adjustment increasing the value $190 million less the realization of expected residential mortgage servicing rights cash flows of $126 million. BB&T uses various derivative financial instruments to mitigate the income statement effect of changes in fair value. During 2011, 2010 and 2009, the derivative instruments produced gains of $394 million, $196 million and losses of $98 million, respectively, which offset the valuation adjustments recorded.

The following table details the fair value and unpaid principal balance of loans held for sale at December 31, 2011 and 2010 that were elected to be carried at fair value.

	December 31,
	2011			2010
	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance
	(Dollars in millions)
Loans held for sale reported at fair value:
Total (1)(2)	$3,736	$3,652	$84	$3,176	$3,192	$(16)
Nonaccrual loans	—	—	—	—	—	—
Loans 90 days or more past due and still accruing interest	—	—	—	1	1	—

(1)	The change in fair value is reflected in mortgage banking income.
(2)	December 31, 2010 balance excludes loans held for sale carried at the lower of cost or market.

BB&T may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. Assets measured at fair value on a nonrecurring basis for the years ended December 31, 2011 and 2010 that were still held on the balance sheet at December 31, 2011 and 2010 totaled $925 million and $2.0 billion, respectively. The December 31, 2011 amount consists of $389 million of impaired loans, excluding covered loans, and $536 million of foreclosed real estate, excluding covered foreclosed real estate, that were classified as Level 3 assets. The December 31, 2010 amount consists of $705 million of impaired loans, excluding covered loans, and $1.3 billion of foreclosed real estate, excluding covered foreclosed real estate, that were classified as Level 3 assets. During the years ended December 31, 2011 and 2010, BB&T recorded $348 million and $602 million, respectively, in negative valuation adjustments of impaired loans and $550 million and $496 million, respectively, in negative valuation adjustments of foreclosed real estate.

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

The following is a summary of the carrying amounts and fair values of those financial assets and liabilities that BB&T has not recorded at fair value:

	December 31,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in millions)
Financial assets:
Securities held to maturity (1)	$14,094	$14,098	$—	$—
Loans and leases (2)(3)	105,213	104,855	101,380	100,360

Financial liabilities:
Deposits	124,939	124,853	107,213	104,091
Long-term debt	21,803	23,001	21,730	22,733

(1)	The carrying value excludes amounts deferred in other comprehensive income resulting from the transfer of securities available for sale to securities held to maturity.
(2)	December 31, 2010 balance includes loans held for sale carried at the lower of cost or market.
(3)	The carrying value is net of the allowance for loan and lease losses.

The following is a summary of the notional or contractual amounts and fair values of BB&T’s off-balance sheet financial instruments as of the periods indicated:

	December 31,
	2011		2010
	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value
	(Dollars in millions)
Contractual commitments:
Commitments to extend, originate or purchase credit	$40,249	$71	$36,917	$65
Residential mortgage loans sold with recourse	1,316	6	1,624	6
Other loans sold with recourse	4,520	15	4,352	19
Letters of credit and financial guarantees written	6,095	27	7,291	41
Commitments to fund affordable housing investments	394	386	334	316

NOTE 19.  Derivative Financial Instruments

The following tables set forth certain information concerning BB&T’s derivative financial instruments and related hedged items as of the periods indicated:

Derivative Classifications and Hedging Relationships

		December 31, 2011			December 31, 2010
	Hedged Item or	Notional	Fair Value		Notional	Fair Value
	Transaction	Amount	Gain (1)	Loss (1)	Amount	Gain (1)	Loss (1)
		(Dollars in millions)
Cash Flow Hedges: (2)
Interest rate contracts:
Pay fixed swaps	3 month LIBOR funding	$5,750	$—	$(307)	$5,950	$6	$(181)
Caps	3 month LIBOR funding	—	—	—	200	—	—

Total		5,750	—	(307)	6,150	6	(181)

Net Investment Hedges:
Foreign exchange contracts		73	1	—	73	—	(2)

Total		73	1	—	73	—	(2)

Fair Value Hedges:
Interest rate contracts:
Receive fixed swaps and option trades	Long-term debt	2,556	254	—	1,160	25	—
Pay fixed swaps	Commercial loans	98	—	(5)	54	—	—
Pay fixed swaps	Municipal securities	355	—	(158)	355	—	(75)

Total		3,009	254	(163)	1,569	25	(75)

Not Designated as Hedges:
Client-related and other risk management:
Interest rate contracts:
Receive fixed swaps		9,176	703	—	9,696	496	(10)
Pay fixed swaps		9,255	—	(730)	9,514	12	(530)
Other swaps		2,450	—	(6)	3,328	2	(3)
Option trades		1,004	38	(40)	897	29	(30)
Futures contracts		240	—	—	1,747	1	—
Risk participations		150	—	—	180	—	—
Foreign exchange contracts		575	6	(8)	436	7	(4)

Total		22,850	747	(784)	25,798	547	(577)

Mortgage Banking:
Interest rate contracts:
Receive fixed swaps		50	1	—	11	—	—
Pay fixed swaps		16	—	—	35	—	—
Interest rate lock commitments		4,977	60	(1)	3,922	12	(37)
When issued securities, forward rate agreements and forward commitments		7,125	10	(88)	7,717	106	(27)
Option trades		70	5	—	400	11	—
Futures contracts		65	1	—	13	1	—

Total		12,303	77	(89)	12,098	130	(64)

Mortgage Servicing Rights:
Interest rate contracts:
Receive fixed swaps		5,616	154	(1)	3,225	13	(61)
Pay fixed swaps		4,651	1	(111)	2,536	15	(7)
Option trades		9,640	273	(51)	6,095	192	(11)
Futures contracts		38	—	—	4,260	—	(10)
When issued securities, forward rate agreements and forward commitments		3,651	18	—	3,582	5	(14)

Total		23,596	446	(163)	19,698	225	(103)

Total nonhedging derivatives		58,749	1,270	(1,036)	57,594	902	(744)

Total Derivatives		$67,581	$1,525	$(1,506)	$65,386	$933	$(1,002)

(1)	Derivatives in a gain position are recorded as Other assets and derivatives in a loss position are recorded as Other liabilities on the Consolidated Balance Sheet.
(2)	Cash flow hedges are hedging the first unhedged forecasted settlements associated with the listed hedged item descriptions.

The Effect of Derivative Instruments on the Consolidated Statements of Income

Years Ended December 31, 2011, 2010 and 2009

	Effective Portion
	Gain or (Loss) Recognized in OCI			Location of Amounts Reclassified	(Gain) or Loss Reclassified from AOCI into Income
	2011	2010	2009	from AOCI into Income	2011	2010	2009
				(Dollars in millions)
Cash Flow Hedges:
Interest rate contracts	$(211)	$(224)	$146	Total interest income	$(26)	$(44)	$(86)
				Total interest expense	58	20	37

					$32	$(24)	$(49)

Net Investment Hedges:
Foreign exchange contracts	$1	$(4)	$(11)		$—	$—	$—

		Gain or (Loss)
	Location of Amounts	Recognized in Income
	Recognized in Income	2011	2010	2009
		(Dollars in millions)
Fair Value Hedges:
Interest rate contracts	Total interest expense	$300	$170	$177
	Total interest income	(21)	(19)	(17)

		$279	$151	$160

Not Designated as Hedges:
Client-related and other risk management:
Interest rate contracts	Other income	$10	$5	$22
Other derivatives	Other income	—	—	(20)
Foreign exchange contracts	Other income	6	6	(1)
Mortgage Banking:
Interest rate contracts	Mortgage banking income	(70)	33	23
Mortgage Servicing Rights:
Interest rate contracts	Mortgage banking income	394	196	(98)

		$340	$240	$(74)

Note: All amounts for Other Comprehensive Income (“OCI”) and Accumulated Other Comprehensive Income (“AOCI”) are stated on a pre-tax basis.

BB&T uses a variety of derivative instruments to manage interest rate and foreign exchange risks. These instruments consist of interest-rate swaps, swaptions, caps, floors, collars, financial forward and futures contracts, when-issued securities, foreign exchange contracts and options written and purchased. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. There are five areas of risk management: balance sheet management, mortgage banking operations, mortgage servicing rights, net investment in a foreign subsidiary and client-related and other risk management activities. No portion of the change in fair value of the derivative has been excluded from effectiveness testing. The ineffective portion was immaterial for all years presented.

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

For a qualifying cash flow hedge, the portion of changes in the fair value of the derivatives that has been highly effective is recognized in other comprehensive income (loss) until the related cash flows from the hedged item are recognized in earnings. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable of occurring during the forecast period or within a short period thereafter, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately. During the years ended December 31, 2011 and 2010, BB&T amortized approximately ($32) million and $24 million of unrecognized pre-tax gains (losses) from accumulated other comprehensive income (loss) into net interest income.

At December 31, 2011, BB&T had $254 million of unrecognized pre-tax losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared to $75 million of unrecognized pre-tax losses at December 31, 2010. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the next 12 months is a loss totaling approximately $39 million. This includes active hedges and gains and losses related to hedges that were terminated early for which the forecasted transactions are still probable. The proceeds from these terminations were included in cash flows from financing activities.

All cash flow hedges were highly effective for the twelve months ended December 31, 2011, and the change in fair value attributed to hedge ineffectiveness was not material.

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

During years ended December 31, 2011 and 2010, BB&T terminated certain fair value hedges primarily related to its long-term debt and received proceeds of $185 million and $314 million, respectively. When hedged debt/other financial instruments are retired or redeemed, the amounts associated with the hedge are included as a component of the gain or loss on termination. When a hedge is terminated but the hedged item remains outstanding, the proceeds from the termination of these hedges have been reflected as part of the carrying value of the underlying debt/other financial instrument and are being amortized to earnings over its estimated remaining life. The proceeds from these terminations were included in cash flows from financing activities. During the years ended December 31, 2011 and 2010, BB&T recognized pre-tax benefits of $205 million and $71 million respectively through reductions of interest expense from previously unwound fair value hedges.

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

This category of hedges includes derivatives that hedge mortgage banking operations and MSRs. For mortgage loans originated for sale, BB&T is exposed to changes in market rates and conditions subsequent to the interest rate lock and funding date. BB&T’s risk management strategy related to its interest rate lock commitment derivatives and loans held for sale includes using mortgage-based derivatives such as forward commitments and options in order to mitigate market risk. For MSRs, BB&T uses various derivative instruments to mitigate the income statement effect of changes in the fair value of its MSRs. For the year ended December 31, 2011, BB&T recorded a gain totaling $394 million related to these derivatives which was offset by a decrease in the carrying value of mortgage servicing assets totaling $341 million. For the year ended December 31, 2010, BB&T recognized a $196 million gain on these derivatives, which was offset by a negative $138 million valuation adjustment related to the mortgage servicing asset.

BB&T also held, as risk management instruments, other derivatives not designated as hedges primarily to facilitate transactions on behalf of its clients, as well as activities related to balance sheet management.

Net Investment Hedges

In connection with a long-term investment in a foreign subsidiary, BB&T is exposed to changes in the carrying value of its investment as a result of changes in the related foreign exchange rate. At December 31, 2011 and 2010, BB&T used derivatives to hedge the variability in the value of its $73 million investment. For net investment hedges, changes in value of qualifying hedges are deferred in other comprehensive income (loss) when the terms of the derivative match the notional and currency risk being hedged. At December 31, 2011 and 2010, accumulated other comprehensive income (loss) reflected unrecognized after-tax losses totaling $11 million, related to cumulative changes in the fair value of BB&T’s net investment hedge.

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

As of December 31, 2011, BB&T had received cash collateral totaling $82 million related to derivatives in a gain position totaling $80 million and had posted collateral totaling $790 million including initial margin required by exchanges related to derivatives in a loss position totaling $730 million. As of December 31, 2010, BB&T had received cash collateral totaling $33 million to cover derivatives in a gain position of similar value and had posted collateral totaling $605 million related to derivatives in a loss position totaling $612 million. In the event that BB&T’s credit ratings had been downgraded below investment grade, the amount of collateral posted would have increased by $30 million and $10 million as of December 31, 2011 and 2010, respectively.

After collateral postings are considered, BB&T had $6 million of unsecured positions in a gain with derivative dealers at December 31, 2011 and had collateral sufficient to secure derivatives in a gain at December 31, 2010. All of the derivative contracts to which BB&T is a party settle monthly, quarterly or semiannually. In the case of contracts with derivative dealers, BB&T only transacts with dealers that are national market makers with strong credit ratings. Further, BB&T has netting agreements with the dealers with which it does business. Because of these factors, BB&T’s credit risk exposure related to derivative dealers at December 31, 2011 and 2010 was not material.

NOTE 20.  Computation of Earnings Per Share

BB&T’s basic and diluted earnings per share calculations are presented in the following table:

	Years Ended December 31,
	2011	2010	2009
	(Dollars in millions, except per share data,
	shares in thousands)
Basic Earnings Per Share:
Net income available to common shareholders	$1,289	$816	$729

Weighted average number of common shares	696,532	692,489	629,583

Basic earnings per share	$1.85	$1.18	$1.16

Diluted Earnings Per Share:
Net income available to common shareholders	$1,289	$816	$729

Weighted average number of common shares	696,532	692,489	629,583
Add:
Effect of dilutive outstanding equity-based awards	8,636	8,550	6,036

Weighted average number of diluted common shares	705,168	701,039	635,619

Diluted earnings per share	$1.83	$1.16	$1.15

For the years ended December 31, 2011, 2010 and 2009, respectively, the number of antidilutive options was 40.9 million, 36.8 million and 38.6 million.

NOTE 21.  Operating Segments

BB&T’s operations are divided into six reportable business segments: Community Banking, Residential Mortgage Banking, Dealer Financial Services, Specialized Lending, Insurance Services, and Financial Services. These operating segments have been identified based on BB&T’s organizational structure. The segments require unique technology and marketing strategies and offer different products and services through a number of distinct branded lines of business (“LOBs”). While BB&T is managed as an integrated organization, individual executive managers are held accountable for the operations of these business segments.

BB&T measures and presents information for internal reporting purposes in a variety of different ways. The internal reporting system presently used by management in the planning and measuring of operating activities, as well as the system to which most managers are held accountable, is based on organizational structure. During the fourth quarter of 2011, BB&T made a limited number of changes to the segment definitions to align the business units with the organizational manager hierarchy. These changes have been made retrospective to all periods presented, and are discussed below. Additionally, the Treasury segment previously reported as one of the reportable business segments has been collapsed within the Other, Treasury & Corporate segment due to Treasury not being managed as a business segment but as a service support unit within the umbrella of general corporate services.

BB&T emphasizes revenue growth by focusing on client service, sales effectiveness and relationship management along with an organizational focus on referring clients between business units. The business objective is to provide BB&T’s entire suite of products to our clients with the end goal of providing our clients the best financial experience in the marketplace. The segment results contained herein are presented based on internal management accounting policies that were designed to support these strategic objectives. Unlike financial accounting, there is no comprehensive authoritative body of guidance for management accounting equivalent to GAAP. The performance of the segments is not comparable with BB&T’s consolidated results or with similar information presented by any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities.

The management accounting process uses various estimates and allocation methodologies to measure the performance of the operating segments. To determine financial performance for each segment, BB&T allocates capital, funding charges and credits, an allocated provision for loan and lease losses, certain noninterest expenses and income tax provisions to each segment, as applicable. To promote revenue growth, certain revenues of Residential Mortgage Banking, Specialized Lending, Insurance Services, Financial Services and other segments are reflected in noninterest income in the individual segment results and also allocated to Community Banking and Financial Services. These allocated revenues are reflected in intersegment net referral fees and eliminated in Other, Treasury & Corporate. Additionally certain client groups of the Community Bank have also been identified as clients of other LOBs within the business segments. These client groups include the commercial clients being serviced within the Commercial Finance LOB that is part of the Specialized Lending segment and the identified wealth and private banking clients of the Wealth Division within the Financial Services segment. The net interest income and associated net funds transfer pricing associated with these customers’ loans and deposits is accounted for in the Community Bank in the respective line categories of net interest income (expense) and net intersegment interest income (expense). For the Commercial Finance LOB and the Wealth Division, their net interest margin and net intersegment interest income has been combined in the net intersegment interest income (expense) line with an appropriate offsetting amount to the Other, Treasury, and Corporate line item to ensure consolidated totals reflect the corporation’s total net interest margin for loans and deposits. Allocation methodologies are subject to periodic adjustment as the internal management accounting system is revised and business or product lines within the segments change. Also, because the development and application of these methodologies is a dynamic process, the financial results presented may be periodically revised. During the fourth quarter of 2011, management changed the methodology related to the Corporation’s goodwill and identifiable intangibles along with the associated identifiable intangible amortization expense. The asset balances and respective expense have been allocated to the corresponding business segments. For segment reporting purposes, these amounts were previously reported within the Other, Treasury & Corporate segment.

BB&T utilizes a funds transfer pricing (“FTP”) system to eliminate the effect of interest rate risk from the segments’ net interest income because such risk is centrally managed within the Treasury function. The FTP system credits or charges the segments with the economic value or cost of the funds the segments create or use. The FTP system provides a funds credit for sources of funds and a funds charge for the use of funds by each segment. The net FTP credit or charge, which includes intercompany interest income and expense, is reflected as net intersegment income (expense) in the accompanying tables.

The allocated provision for loan and lease losses is also allocated to the relevant segments based on management’s assessment of the segments’ credit risks. During the first quarter of 2011, management refined the process related to assigning the allocated provision between the Company’s operating segments. Unlike the provision for loan and lease losses recorded pursuant to GAAP, the allocated provision is designed to achieve a higher degree of correlation between the loan loss experience and the GAAP basis provision at the segment level, while at the same time providing management with a measure of operating performance that gives appropriate consideration to the risks inherent in each of the Company’s operating segments. Any over or under allocated provision for loan and lease losses is reflected in Other, Treasury & Corporate to arrive at consolidated results.

BB&T allocates expenses to the reportable segments based on various methodologies, including volume and amount of loans and deposits and the number of full-time equivalent employees. A portion of corporate overhead expense is not allocated, but is retained in corporate accounts and reflected as Other, Treasury & Corporate in the accompanying tables. The majority of depreciation expense is recorded in support units and allocated to the segments as part of allocated corporate expense. Income taxes are allocated to the various segments based on taxable income and statutory rates applicable to the segment.

Community Banking

Community Banking serves individual and business clients by offering a variety of loan and deposit products and other financial services. Community Banking is primarily responsible for serving client relationships, and, therefore, is credited with certain revenue from the Residential Mortgage Banking, Financial Services, Insurance Services, Specialized Lending, and other segments, which is reflected in net referral fees. The expenses related to real estate assets including depreciation and amortization were moved to an allocated expense category contained in noninterest expenses.

Residential Mortgage Banking

Residential Mortgage Banking retains and services mortgage loans originated by Community Banking as well as those purchased from various correspondent originators. Mortgage loan products include fixed and adjustable rate government and conventional loans for the purpose of constructing, purchasing or refinancing residential properties. Substantially all of the properties are owner occupied. BB&T generally retains the servicing rights to all loans sold. Residential Mortgage Banking earns interest on loans held in the warehouse and portfolio, fee income from the origination and servicing of mortgage loans and recognizes gains or losses from the sale of mortgage loans.

Dealer Financial Services

Dealer Financial Services, a portion of which was previously the Sales Finance segment, originates loans to consumers on a prime and nonprime basis for the purchase of automobiles. Such loans are originated on an indirect basis through approved franchised and independent automobile dealers throughout the BB&T market area and nationally through Regional Acceptance Corporation. Regional Acceptance Corporation has previously been reported as a LOB within Specialized Lending and this change reflects organizational changes within the indirect auto lending sales channel and the renaming of these related services under Dealer Financial Services. This segment also originates loans for the purchase of boats and recreational vehicles originated through dealers in BB&T’s market area. In addition, financing and servicing to dealers for their inventories is provided through a joint relationship between Dealer Financial Services and Community Banking.

Specialized Lending

BB&T’s Specialized Lending consists of eight business units that provide specialty finance products to consumers and businesses. These business units are a combination of internal business units and operating subsidiaries of either the Corporation or the Bank. The internal business units include Commercial Finance that contains commercial finance and mortgage warehouse lending; and, Governmental Finance that is responsible for tax-exempt government finance. Operating subsidiaries include BB&T Equipment Finance which provides equipment leasing largely within BB&T’s banking footprint; Sheffield Financial, a division of FSB Financial, a dealer-based financer of equipment for both small businesses and consumers; Lendmark Financial Services, a direct consumer finance lending company; Prime Rate Premium Finance Corporation which includes AFCO and CAFO, insurance premium finance business units that provide funding to businesses in the United States and Canada and to consumers in certain markets within BB&T’s banking footprint; and Grandbridge Real Estate Capital, a full-service commercial mortgage banking lender providing loans on a national basis. The commercial finance, mortgage warehouse lending and tax-exempt government finance LOBs were previously reported within the Other segment and their move reflects their growth as individual LOBs over recent time periods and their organizational reporting structure. Bank clients as well as nonbank clients within and outside BB&T’s primary geographic market area are served by these eight LOBs. The Community Banking segment receives credit for referrals to these business units with the corresponding charge retained as part of Other, Treasury & Corporate in the accompanying tables.

Insurance Services

BB&T’s insurance agency / brokerage network is the 7th largest in the world. BB&T Insurance Services provides property and casualty, life and health insurance to businesses and individuals. It also provides small business and corporate products, such as workers compensation and professional liability, as well as surety coverage and title insurance. In addition, Insurance Services also underwrites a limited amount of property and casualty coverage. Community Banking and Financial Services receive credit for insurance commissions on referred accounts, with the corresponding charge retained in the corporate office, which is reflected as part of Other, Treasury & Corporate in the accompanying tables.

Financial Services

Financial Services provides personal trust administration, estate planning, investment counseling, wealth management, asset management, employee benefits services, corporate banking and corporate trust services to individuals, corporations, institutions, foundations and government entities. Financial Services also offers clients investment alternatives, including discount brokerage services, equities, fixed-rate and variable-rate annuities, mutual funds and governmental and municipal bonds through BB&T Investment Services, Inc., a subsidiary of Branch Bank. Financial Services includes Scott & Stringfellow, LLC, a full-service brokerage and investment banking firm headquartered in Richmond, Virginia. Scott & Stringfellow provides services in retail brokerage, equity and debt underwriting, investment advice, corporate finance and equity research and facilitates the origination, trading and distribution of fixed-income securities and equity products in both the public and private capital markets. Scott & Stringfellow also has a public finance department that provides investment banking services, financial advisory services and municipal bond financing to a variety of regional taxable and tax-exempt issuers. Scott & Stringfellow’s investment banking and corporate and public finance areas conduct business as BB&T Capital Markets. This segment includes BB&T Capital Partners that is a group of BB&T-sponsored private equity and mezzanine investment funds that invests in privately owned middle-market operating companies to facilitate growth or ownership transition while leveraging the Community Banking network for referrals and other bank services. Financial Services also includes the Corporate Banking Division that originates and services large corporate relationships, syndicated lending relationships and client derivatives. Community Banking receives an interoffice credit for referral fees, with the corresponding charge reflected as part of Other, Treasury & Corporate in the accompanying tables. Also captured within the net intersegment interest income for Financial Services is the net interest margin for the loans and deposits assigned to the Wealth Management Division that are housed in the Community Bank.

Other, Treasury & Corporate

Other, Treasury & Corporate is the combination of the Other segment that represents operating entities that do not meet the quantitative or qualitative thresholds for disclosure; BB&T’s Treasury function that is responsible for the management of the securities portfolios, overall balance sheet funding and liquidity, and overall management of interest rate risk; and, the corporate support functions that have not been allocated to the business segments, merger-related charges or credits that are incurred as part of acquisition and conversion of acquired entities, nonrecurring charges that are considered to be unusual in nature or infrequent and not reflective of the normal operations of the segments, and intercompany eliminations including intersegment net referral fees and net intersegment interest income (expense).

The substantial majority of the loan portfolio acquired in the Colonial acquisition is covered by loss sharing agreements with the FDIC, and is managed outside of the Community Banking segment. The assets and related interest income from this loan portfolio have an expected finite business life and are therefore included in the Other, Treasury & Corporate segment.

The following table discloses selected financial information with respect to BB&T’s reportable business segments for the years indicated:

BB&T Corporation

Reportable Segments

Years Ended December 31, 2011, 2010 and 2009

	Community Banking			Residential Mortgage Banking			Dealer Financial Services			Specialized Lending
	2011	2010	2009	2011	2010	2009	2011	2010	2009	2011	2010	2009
	(Dollars in millions)
Net interest income (expense)	$1,933	$1,771	$1,654	$1,024	$981	$1,065	$852	$858	$829	$635	$591	$527
Net intersegment interest income (expense)	1,637	2,033	1,916	(737)	(721)	(722)	(277)	(344)	(376)	(184)	(184)	(224)

Net interest income (expense) and intersegment	3,570	3,804	3,570	287	260	343	575	514	453	451	407	303

Allocated provision for loan and lease losses	608	1,801	1,855	326	553	333	125	93	274	68	110	158
Noninterest income	1,019	1,200	1,226	348	457	607	8	4	3	210	176	147
Intersegment net referral fees (expense)	134	146	186	—	—	—	—	—	—	—	—	—
Noninterest expense	2,370	2,401	1,918	306	264	257	105	105	107	265	245	225
Amortization of intangibles	47	66	52	—	—	—	1	1	1	5	6	6
Allocated corporate expenses	866	771	678	30	23	24	25	22	23	26	35	34

Income (loss) before income taxes	832	111	479	(27)	(123)	336	327	297	51	297	187	27
Provision (benefit) for income taxes	299	35	181	(10)	(46)	128	123	112	20	59	19	(36)

Segment net income (loss)	$533	$76	$298	$(17)	$(77)	$208	$204	$185	$31	$238	$168	$63

Identifiable segment assets (period end)	$60,948	$63,244	$66,303	$25,471	$22,183	$19,067	$9,874	$9,418	$8,638	$16,756	$14,945	$12,455

	Insurance Services			Financial Services			Other, Treasury and Corporate (1)			Total BB&T Corporation
	2011	2010	2009	2011	2010	2009	2011	2010	2009	2011	2010	2009
	(Dollars in millions)
Net interest income (expense)	$2	$3	$5	$111	$99	$54	$950	$1,017	$710	$5,507	$5,320	$4,844
Net intersegment interest income (expense)	6	6	—	259	215	235	(704)	(1,005)	(829)	—	—	—

Net interest income (expense) and intersegment	8	9	5	370	314	289	246	12	(119)	5,507	5,320	4,844

Allocated provision for loan and lease losses	—	—	—	3	45	33	60	36	158	1,190	2,638	2,811
Noninterest income	1,040	1,033	1,032	692	657	694	(204)	430	225	3,113	3,957	3,934
Intersegment net referral fees (expense)	—	—	—	19	16	37	(153)	(162)	(223)	—	—	—
Noninterest expense	796	785	765	583	534	543	1,278	1,214	1,002	5,703	5,548	4,817
Amortization of intangibles	42	45	49	3	3	4	1	1	2	99	122	114
Allocated corporate expenses	61	57	51	31	32	32	(1,039)	(940)	(842)	—	—	—

Income (loss) before income taxes	149	155	172	461	373	408	(411)	(31)	(437)	1,628	969	1,036
Provision (benefit) for income taxes	45	52	62	170	139	155	(390)	(196)	(351)	296	115	159

Segment net income (loss)	$104	$103	$110	$291	$234	$253	$(21)	$165	$(86)	$1,332	$854	$877

Identifiable segment assets (period end)	$2,352	$2,294	$2,312	$7,546	$6,053	$5,153	$51,632	$38,944	$51,836	$174,579	$157,081	$165,764

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 27, 2012:

BB&T Corporation
(Registrant)

/s/ Kelly S. King
Kelly S. King
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 27, 2012:

/s/ Kelly S. King
Kelly S. King
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Daryl N. Bible
Daryl N. Bible
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Cynthia B. Powell
Cynthia B. Powell
Executive Vice President and
Corporate Controller
(Principal Accounting Officer)

A Majority of the Directors of the Registrant are included:

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

/s/ Edwin H. Welch, Ph.D.
Edwin H. Welch, Ph.D.
Director

/s/ Stephen T. Williams
Stephen T. Williams
Director

EXHIBIT INDEX

Exhibit No.	Description	Location

2.1

Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Colonial Bank, Montgomery, Alabama, the Federal Deposit Insurance Corporation and Branch Banking and Trust Company, dated as of August 14, 2009.

Incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed August 17, 2009.

3(i)	Articles of Incorporation of the Registrant, as Restated February 25, 2009 and amended May 10, 2010.	Incorporated herein by reference to Exhibit 3 (i) of the Quarterly Report on Form 10-Q, filed August 9, 2010.

3(ii)	Bylaws of the Registrant, as amended February 21, 2012.	Incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed February 24, 2012.

4.1	Articles of Incorporation of the Registrant, as Restated February 25, 2009 and amended May 10, 2010, related to Junior Participating Preferred Stock.	Incorporated herein by reference to Exhibit 3 (i) of the Quarterly Report on Form 10-Q, filed August 9, 2010.

4.2	Articles of Incorporation of the Registrant, as Restated February 25, 2009 and amended May 10, 2010, related to Series C Preferred Stock.	Incorporated herein by reference to Exhibit 3 (i) of the Quarterly Report on Form 10-Q, filed August 9, 2010.

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

Incorporated herein by reference to Exhibit 4(d) of Form S-3 Registration Statement No. 333-02899.

4.6	First Supplemental Indenture, dated as of December 23, 2003, to the Indenture Regarding Subordinated Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.5 of the Annual Report on Form 10-K, filed February 27, 2009.

4.7	Second Supplemental Indenture, dated as of September 24, 2004, to the Indenture Regarding Subordinated Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.7 of the Annual Report on Form 10-K, filed February 26, 2010.

4.8	Third Supplemental Indenture, dated May 4, 2009, to the Indenture Regarding Subordinated Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.6 of the Current Report on Form 8-K, filed May 4, 2009.

10.1*	BB&T Corporation Amended and Restated Non-Employee Directors’ Deferred Compensation and Stock Option Plan (amended and restated January 1, 2005).	Incorporated herein by reference to Exhibit 10.1 of the Annual Report on Form 10-K, filed February 28, 2008.

Exhibit No.	Description	Location

10.2*†	Form of Non-Employee Director Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated Non-Employee Directors’ Deferred Compensation and Stock Option Plan.	Filed herewith.

10.3*	BB&T Corporation 1995 Omnibus Stock Incentive Plan (as amended and restated through February 25, 2003).	Incorporated herein by reference to Exhibit 99 of Form S-8 Registration Statement No. 333-116502.

10.4*	2008 Declaration of Amendment to BB&T Corporation 1995 Omnibus Stock Incentive Plan.	Incorporated herein by reference to Exhibit 10.2.a of the Annual Report on Form 10-K, filed February 27, 2009.

10.5*	409A Declaration of Amendment to BB&T Corporation 1995 Omnibus Stock Incentive Plan.	Incorporated herein by reference to Exhibit 10.2.b of the Annual Report on Form 10-K, filed February 27, 2009.

10.6*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation 1995 Omnibus Stock Incentive Plan, as amended and restated.	Incorporated herein by reference to Exhibit 10.5 of the Annual Report on Form 10-K, filed February 25, 2011.

10.7*	BB&T Corporation Amended and Restated 2004 Stock Incentive Plan, as amended (as amended through February 24, 2009).	Incorporated herein by reference to the Appendix to the Proxy Statement for the 2009 Annual Meeting of Shareholders on Schedule 14A, filed March 13, 2009.

10.8*

Form of Restricted Stock Unit Agreement (Performance-Based Vesting Component) for Executive Officers under the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (June 2010 Performance Award).

Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed June 25, 2010.

10.9*	Form of Performance Unit Award Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (3-Year Vesting).	Incorporated herein by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q, filed May 7, 2010.

10.10*	Form of Non-Employee Director Restricted Stock Unit Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (5-Year Vesting).	Incorporated herein by reference to Exhibit 10.6 of the Annual Report on Form 10-K, filed February 28, 2008.

10.11*	Form of Non-Employee Director Restricted Stock Unit Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting).	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed May 7, 2010.

10.12*	Form of Non-Employee Director Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (5-Year Vesting).	Incorporated herein by reference to Exhibit 10.7 of the Annual Report on Form 10-K, filed February 28, 2008.

10.13*	Form of Non-Employee Director Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting).	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed May 7, 2010.

10.14*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (5-Year Vesting).	Incorporated herein by reference to Exhibit 10.8 of the Annual Report on Form 10-K, filed February 28, 2008.

10.15*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting).	Incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q, filed May 7, 2010.

Exhibit No.	Description	Location

10.16*	Form of Restricted Stock Unit Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (5-Year Vesting).	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 8, 2009.

10.17*	Form of Restricted Stock Unit Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting).	Incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q, filed May 7, 2010.

10.18*	Not used.

10.19*	BB&T Corporation Amended and Restated Short-term Incentive Plan.	Incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K, filed February 27, 2009.

10.20*	First Amendment to BB&T Corporation Short-term Incentive Plan (January 1, 2009 Restatement).	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 7, 2010.

10.21*	Southern National Deferred Compensation Plan for Key Executives including amendments.	Incorporated herein by reference to Exhibit 10.21 of the Annual Report on Form 10-K, filed February 25, 2011.

10.22*	BB&T Corporation Target Pension Plan.	Incorporated herein by reference to Exhibit 10.13 of the Annual Report on Form 10-K, filed February 27, 2009.

10.23*	First Amendment to the BB&T Corporation Target Pension Plan.	Incorporated herein by reference to Exhibit 10.23 of the Annual Report on Form 10-K, filed February 25, 2011.

10.24*†	Second Amendment to the BB&T Corporation Target Pension Plan.	Filed herewith.

10.25*†	Third Amendment to the BB&T Corporation Target Pension Plan.	Filed herewith.

10.26*	BB&T Corporation Non-Qualified Defined Benefit Plan.	Incorporated herein by reference to Exhibit 10.14 of the Annual Report on Form 10-K, filed February 27, 2009.

10.27*	First Amendment to the BB&T Corporation Non-Qualified Defined Benefit Plan.	Incorporated herein by reference to Exhibit 10.25 of the Annual Report on Form 10-K, filed February 25, 2011.

10.28*†	Second Amendment to the BB&T Corporation Non-Qualified Defined Benefit Plan.	Filed herewith.

10.29*†	Third Amendment to the BB&T Corporation Non-Qualified Defined Benefit Plan.	Filed herewith.

10.30*	BB&T Corporation Non-Qualified Defined Contribution Plan.	Incorporated herein by reference to Exhibit 10.15 of the Annual Report on Form 10-K, filed February 27, 2009.

10.31*	BB&T Corporation Non-Qualified Deferred Compensation Trust Amended and Restated effective November 1, 2001 (including amendments)	Incorporated herein by reference to Exhibit 10.16 of the Annual Report on Form 10-K, filed February 27, 2009.

10.32*	BB&T Corporation Non-Qualified Deferred Compensation Trust Amended and Restated effective November 1, 2001 (including amendments)	Incorporated herein by reference to Exhibit 10.17 of the Annual Report on Form 10-K, filed February 28, 2008.

10.33*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Kelly S. King.	Incorporated herein by reference to Exhibit 10.20 of the Annual Report on Form 10-K, filed February 27, 2009.

10.34*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Christopher L. Henson.	Incorporated herein by reference to Exhibit 10.21 of the Annual Report on Form 10-K, filed February 27, 2009.

Exhibit No.	Description	Location

10.35*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Daryl N. Bible.	Incorporated herein by reference to Exhibit 10.22 of the Annual Report on Form 10-K, filed February 27, 2009.

10.36*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Ricky K. Brown.	Incorporated herein by reference to Exhibit 10.23 of the Annual Report on Form 10-K, filed February 27, 2009.

10.37*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Barbara F. Duck.	Incorporated herein by reference to Exhibit 10.24 of the Annual Report on Form 10-K, filed February 27, 2009.

10.38*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Donna C. Goodrich.	Incorporated herein by reference to Exhibit 10.25 of the Annual Report on Form 10-K, filed February 27, 2009.

10.39*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Robert E. Greene.	Incorporated herein by reference to Exhibit 10.26 of the Annual Report on Form 10-K, filed February 27, 2009.

10.40*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Clarke R. Starnes, III.	Incorporated herein by reference to Exhibit 10.27 of the Annual Report on Form 10-K, filed February 27, 2009.

10.41*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Steven B. Wiggs.	Incorporated herein by reference to Exhibit 10.28 of the Annual Report on Form 10-K, filed February 27, 2009.

10.42*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and C. Leon Wilson, III.	Incorporated herein by reference to Exhibit 10.29 of the Annual Report on Form 10-K, filed February 27, 2009.

11	Statement re computation of earnings per share.	Filed herewith as Note 20 to the consolidated financial statements.

12†	Statement re computation of ratios.	Filed herewith.

21†	Subsidiaries of the Registrant.	Filed herewith.

22	Proxy Statement for the Annual Meeting of Shareholders.	Future filing incorporated herein by reference pursuant to General Instruction G(3).

23†	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

Exhibit No.	Description	Location

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.

*	Management compensatory plan or arrangement.
†	Exhibit filed with the Securities and Exchange Commission and available upon request.