Form 10-Q
period 2012-03-31
BB&T CORP
filed 2012-05-04
CIK 92230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2012

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

At April 30, 2012, 698,639,304 shares of the Registrant’s common stock, $5 par value, were outstanding.

BB&T CORPORATION

FORM 10-Q

March 31, 2012

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share data, shares in thousands)

	March 31, 2012	December 31, 2011

Assets
Cash and due from banks	$1,336	$1,562
Interest-bearing deposits with banks	2,464	2,646
Federal funds sold and securities purchased under resale agreements or similar arrangements	252	136
Segregated cash due from banks	20	20
Trading securities at fair value	589	534
Securities available for sale at fair value ($1,621 and $1,577 covered by FDIC loss share at March 31, 2012 and December 31, 2011, respectively)	24,380	22,313
Securities held to maturity (fair value of $13,507 and $14,098 at March 31, 2012 and December 31, 2011, respectively)	13,485	14,094
Loans held for sale	2,525	3,736
Loans and leases ($4,532 and $4,867 covered by FDIC loss share at March 31, 2012 and December 31, 2011, respectively)	108,161	107,469
Allowance for loan and lease losses	(2,181)	(2,256)

Loans and leases, net of allowance for loan and lease losses	105,980	105,213

FDIC loss share receivable	949	1,100
Premises and equipment	1,822	1,855
Goodwill	6,077	6,078
Core deposit and other intangible assets	422	444
Residential mortgage servicing rights at fair value	696	563
Other assets ($403 and $415 of foreclosed property and other assets covered by FDIC loss share at March 31, 2012 and December 31, 2011, respectively)	13,755	14,285

Total assets	$174,752	$174,579

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$27,410	$25,684
Interest-bearing deposits	96,747	99,255

Total deposits	124,157	124,939

Federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	3,436	3,566
Long-term debt	22,768	21,803
Accounts payable and other liabilities	6,509	6,791

Total liabilities	156,870	157,099

Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, $5 par	3,492	3,486
Additional paid-in capital	5,880	5,873
Retained earnings	9,064	8,772
Accumulated other comprehensive loss, net of deferred income taxes	(616)	(713)
Noncontrolling interests	62	62

Total shareholders’ equity	17,882	17,480

Total liabilities and shareholders’ equity	$174,752	$174,579

Common shares outstanding	698,454	697,143
Common shares authorized	2,000,000	2,000,000
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in millions, except per share data, shares in thousands)

	Three Months Ended March 31,
	2012	2011
Interest Income
Interest and fees on loans and leases	$1,502	$1,520
Interest and dividends on securities	234	150
Interest on other earning assets	7	6

Total interest income	1,743	1,676

Interest Expense
Interest on deposits	121	171
Interest on federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	1	4
Interest on long-term debt	185	216

Total interest expense	307	391

Net Interest Income	1,436	1,285
Provision for credit losses	288	340

Net Interest Income After Provision for Credit Losses	1,148	945

Noninterest Income
Insurance income	271	250
Service charges on deposits	137	135
Mortgage banking income	216	95
Investment banking and brokerage fees and commissions	89	87
Checkcard fees	43	72
Bankcard fees and merchant discounts	54	46
Trust and investment advisory revenues	45	43
Income from bank-owned life insurance	30	30
FDIC loss share income, net	(57)	(58)
Other income	52	14
Securities gains (losses), net
Realized gains (losses), net	(4)	21
Other-than-temporary impairments	(3)	(1)
Non-credit portion recognized in other comprehensive income	(2)	(20)

Total securities gains (losses), net	(9)	—

Total noninterest income	871	714

Noninterest Expense
Personnel expense	730	694
Foreclosed property expense	92	143
Occupancy and equipment expense	153	154
Loan processing expenses	63	56
Regulatory charges	41	61
Professional services	35	31
Software expense	32	26
Amortization of intangibles	22	26
Merger-related and restructuring charges, net	12	(2)
Other expenses	205	183

Total noninterest expense	1,385	1,372

Earnings
Income before income taxes	634	287
Provision for income taxes	189	53

Net income	445	234

Noncontrolling interests	14	9

Net income available to common shareholders	$431	$225

Earnings Per Common Share
Basic	$0.62	$0.32

Diluted	$0.61	$0.32

Cash dividends declared	$0.20	$0.17

Weighted Average Shares Outstanding
Basic	697,685	695,309

Diluted	707,369	704,101

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in millions)

	Three Months Ended March 31,
	2012	2011
Net income	$445	$234
Other comprehensive income, net of tax:
Unrealized net holding gains (losses) arising during the period on securities available for sale, net of taxes of $74 and $49 for 2012 and 2011, respectively	119	83
Reclassification adjustment for (gains) losses on securities available for sale included in net income, net of taxes of $3 and $0 for 2012 and 2011, respectively	6	—
Change in amounts attributable to the FDIC under the loss share agreements, net of taxes of $(26) and $(34) for 2012 and 2011, respectively	(42)	(57)
Change in unrecognized gains (losses) on cash flow hedges, net of taxes of $0 and $6 for 2012 and 2011, respectively	1	9
Change in pension and postretirement liability, net of taxes of $7 and $3 for 2012 and 2011, respectively	11	5
Other, net of taxes of $0 and $(1) for 2012 and 2011, respectively	2	1

Total other comprehensive income	97	41

Total comprehensive income	$542	$275

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

Three Months Ended March 31, 2012 and 2011

(Dollars in millions, except per share data, shares in thousands)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders’ Equity
Balance, January 1, 2011	694,381	$3,472	$5,776	$7,935	$(747)	$62	$16,498
Add (Deduct):
Net income	—	—	—	225	—	9	234
Net change in other comprehensive income (loss)	—	—	—	—	41	—	41
Stock transactions:
In connection with equity awards	1,763	9	(8)	—	—	—	1
Shares repurchased in connection with equity awards	(595)	(3)	(14)	—	—	—	(17)
In connection with dividend reinvestment plan	274	1	6	—	—	—	7
In connection with 401(k) plan	462	2	11	—	—	—	13
Cash dividends declared on common stock	—	—	—	(118)	—	—	(118)
Equity-based compensation expense	—	—	24	—	—	—	24
Other, net	—	—	(1)	—	—	(12)	(13)

Balance, March 31, 2011	696,285	$3,481	$5,794	$8,042	$(706)	$59	$16,670

Balance, January 1, 2012	697,143	$3,486	$5,873	$8,772	$(713)	$62	$17,480
Add (Deduct):
Net income	—	—	—	431	—	14	445
Net change in other comprehensive income (loss)	—	—	—	—	97	—	97
Stock transactions:
In connection with equity awards	1,794	9	(3)	—	—	—	6
Shares repurchased in connection with equity awards	(497)	(3)	(12)	—	—	—	(15)
In connection with dividend reinvestment plan	14	—	—	—	—	—	—
Cash dividends declared on common stock	—	—	—	(140)	—	—	(140)
Equity-based compensation expense	—	—	25	—	—	—	25
Other, net	—	—	(3)	1	—	(14)	(16)

Balance, March 31, 2012	698,454	$3,492	$5,880	$9,064	$(616)	$62	$17,882

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in millions)

	Three Months Ended March 31,
	2012	2011
Cash Flows From Operating Activities:
Net income	$445	$234
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	288	340
Depreciation	64	65
Amortization of intangibles	22	26
Equity-based compensation	25	24
(Gain) loss on securities, net	9	—
Net write-downs/losses on foreclosed property	59	103
Net change in operating assets and liabilities:
Segregated cash due from banks	—	156
Trading securities	(55)	(158)
Loans held for sale	1,214	1,089
FDIC loss share receivable	105	263
Other assets	52	126
Accounts payable and other liabilities	(288)	(273)
Other, net	(67)	36

Net cash from operating activities	1,873	2,031

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	109	115
Proceeds from maturities, calls and paydowns of securities available for sale	851	1,105
Purchases of securities available for sale	(2,859)	(4,165)
Proceeds from maturities, calls and paydowns of securities held to maturity	1,021	—
Purchases of securities held to maturity	(412)	—
Originations and purchases of loans and leases, net of principal collected	(1,196)	509
Purchases of premises and equipment	(21)	(48)
Proceeds from sales of foreclosed property or other real estate held for sale	238	192
Other, net	14	17

Net cash from investing activities	(2,255)	(2,275)

Cash Flows From Financing Activities:
Net change in deposits	(782)	(229)
Net change in federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	(130)	(487)
Proceeds from issuance of long-term debt	1,058	999
Repayment of long-term debt	(9)	(127)
Net cash from common stock transactions	(9)	4
Cash dividends paid on common stock	(112)	(104)
Other, net	74	3

Net cash from financing activities	90	59

Net Change in Cash and Cash Equivalents	(292)	(185)
Cash and Cash Equivalents at Beginning of Period	4,344	2,385

Cash and Cash Equivalents at End of Period	$4,052	$2,200

Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the period for:
Interest	$310	$370
Income taxes	60	5
Noncash investing and financing activities:
Transfer of securities available for sale to securities held to maturity	1	8,341
Transfers of loans to foreclosed property	149	304

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)	First Quarter 2012

NOTE 1. Basis of Presentation

General

In the opinion of management, the accompanying unaudited Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Shareholders’ Equity, and Consolidated Statements of Cash Flows of BB&T Corporation and subsidiaries (“BB&T,” the “Corporation” or the “Company”), are fair statements of BB&T’s financial position at March 31, 2012 and December 31, 2011, BB&T’s results of operations for the three months ended March 31, 2012 and 2011, and BB&T’s changes in shareholders’ equity and cash flows for the three months ended March 31, 2012 and 2011. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the consolidated financial position and consolidated results of operations have been made.

These consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the financial statements and footnotes included in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2011 should be referred to in connection with these unaudited interim consolidated financial statements.

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

Changes in Accounting Principles and Effects of New Accounting Pronouncements

In May 2011, the FASB issued new guidance impacting Fair Value Measurements and Disclosures. The new guidance creates a uniform framework for applying fair value measurement principles for companies around the world. It eliminates differences between GAAP and International Financial Reporting Standards issued by the International Accounting Standards Board. New disclosures required by the guidance include: quantitative information about the significant unobservable inputs used for Level 3 measurements; a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs; and a description of the company’s valuation processes. The adoption of this guidance, which occurred effective January 1, 2012, had no impact on BB&T’s consolidated financial position, results of operations or cash flows. The new disclosures required by this guidance are included in Note 14 to these consolidated financial statements.

In June 2011, the FASB issued new guidance impacting Comprehensive Income. The new guidance amends disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in shareholders’ equity. All changes in OCI must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The guidance does not change the items that must be reported in OCI. BB&T adopted this guidance effective January 1, 2012, and has elected to present two separate but consecutive financial statements.

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

NOTE 2. Securities

The amortized cost, gross unrealized gains and losses and approximate fair values of securities available for sale and held to maturity were as follows:

	Amortized Cost	Gross Unrealized		Fair Value
March 31, 2012		Gains	Losses
	(Dollars in millions)
Securities available for sale:
U.S. government-sponsored entities (“GSE”)	$341	$—	$—	$341
Mortgage-backed securities issued by GSE	19,903	262	7	20,158
States and political subdivisions	1,951	102	104	1,949
Non-agency mortgage-backed securities	346	—	41	305
Other securities	6	—	—	6
Covered securities	1,210	411	—	1,621

Total securities available for sale	$23,757	$775	$152	$24,380

Securities held to maturity:
GSE securities	$500	$—	$2	$498
Mortgage-backed securities issued by GSE	12,429	45	16	12,458
States and political subdivisions	35	—	—	35
Other securities	521	1	6	516

Total securities held to maturity	$13,485	$46	$24	$13,507

	Amortized Cost	Gross Unrealized		Fair Value
December 31, 2011		Gains	Losses
	(Dollars in millions)
Securities available for sale:
GSE securities	$305	$1	$—	$306
Mortgage-backed securities issued by GSE	17,940	199	7	18,132
States and political subdivisions	1,977	91	145	1,923
Non-agency mortgage-backed securities	423	—	55	368
Other securities	7	—	—	7
Covered securities	1,240	343	6	1,577

Total securities available for sale	$21,892	$634	$213	$22,313

Securities held to maturity:
GSE securities	$500	$—	$—	$500
Mortgage-backed securities issued by GSE	13,028	32	23	13,037
States and political subdivisions	35	—	2	33
Other securities	531	1	4	528

Total securities held to maturity	$14,094	$33	$29	$14,098

As of March 31, 2012, the fair value of covered securities included $1.3 billion of non-agency mortgage-backed securities and $324 million of municipal securities. As of December 31, 2011, the fair value of covered securities included $1.3 billion of non-agency mortgage-backed securities and $326 million of municipal securities. All covered securities are subject to loss sharing agreements with the FDIC and cannot be sold without their prior approval.

At March 31, 2012 and December 31, 2011, securities with carrying values of approximately $14.5 billion and $15.5 billion, respectively, were pledged to secure municipal deposits, securities sold under agreements to repurchase, other borrowings, and for other purposes as required or permitted by law.

Investments in marketable debt securities and mortgage-backed securities issued by Fannie Mae had total amortized cost and fair value of $11.3 billion and $11.4 billion, respectively, at March 31, 2012. Investments in securities issued by Freddie Mac had total amortized cost and fair value of $9.4 billion and $9.5 billion, respectively.

At March 31, 2012 and December 31, 2011, non-agency mortgage-backed securities consisted of residential mortgage-backed securities.

The gross realized gains and losses are reflected in the following table:

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Gross gains	$—	$21
Gross losses	(4)	—

Net realized gains (losses)	(4)	21

For the three months ended March 31, 2011, all other-than-temporary impairment (“OTTI”) recognized into net income was from non-agency mortgage-backed securities. For the three months ended March 31, 2012, $4 million of the OTTI was related to covered securities.

The following table reflects activity during the three months ended March 31, 2012 and 2011 related to credit losses on other-than-temporarily impaired non-agency mortgage-backed securities where a portion of the unrealized loss was recognized in other comprehensive income:

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Balance at beginning of period	$129	$30
Credit losses on securities for which OTTI was previously recognized	1	21
Reductions for securities sold/settled during the period	(16)	—

Balance at end of period	$114	$51

The amortized cost and estimated fair value of the debt securities portfolio at March 31, 2012, by contractual maturity, are shown in the accompanying table. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity.

	Available for Sale		Held to Maturity
March 31, 2012	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
Due in one year or less	$179	$179	$1	$1
Due after one year through five years	186	188	—	—
Due after five years through ten years	652	685	501	499
Due after ten years	22,734	23,322	12,983	13,007

Total debt securities	23,751	24,374	13,485	13,507
Total securities with no stated maturity	6	6	—	—

Total securities	$23,757	$24,380	$13,485	$13,507

The following tables reflect the gross unrealized losses and fair values of BB&T’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
March 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Securities available for sale:
GSE securities	$230	$—	$—	$—	$230	$—
Mortgage-backed securities issued by GSE	1,680	7	1	—	1,681	7
States and political subdivisions	70	5	551	99	621	104
Non-agency mortgage-backed securities	—	—	305	41	305	41

Total	$1,980	$12	$857	$140	$2,837	$152

Securities held to maturity:
GSE securities	$498	$2	$—	$—	$498	$2
Mortgage-backed securities issued by GSE	4,678	16	—	—	4,678	16
States and political subdivisions	1	—	7	—	8	—
Other securities	512	6	—	—	512	6

Total	$5,689	$24	$7	$—	$5,696	$24

	Less than 12 months		12 months or more		Total
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Securities available for sale:
GSE securities	$24	$—	$—	$—	$24	$—
Mortgage-backed securities issued by GSE	3,098	7	—	—	3,098	7
States and political subdivisions	453	68	265	77	718	145
Non-agency mortgage-backed securities	—	—	368	55	368	55
Covered securities	29	6	—	—	29	6

Total	$3,604	$81	$633	$132	$4,237	$213

Securities held to maturity:
GSE securities	$250	$—	$—	$—	$250	$—
Mortgage-backed securities issued by GSE	7,770	23	—	—	7,770	23
States and political subdivisions	33	2	—	—	33	2
Other securities	207	4	—	—	207	4

Total	$8,260	$29	$—	$—	$8,260	$29

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

Factors considered in determining whether a loss is temporary include:

●	The financial condition and near-term prospects of the issuer, including any specific events that may influence the operations of the issuer;

●	BB&T’s intent to sell and whether it is more likely than not that the Company will be required to sell these debt securities before the anticipated recovery of the amortized cost basis;

●	The length of time and the extent to which the market value has been less than cost;

●	Whether the decline in fair value is attributable to specific conditions, such as conditions in an industry or in a geographic area;

●	Whether a debt security has been downgraded by a rating agency;

●	Whether the financial condition of the issuer has deteriorated;

●	The seniority of the security;

●	Whether dividends have been reduced or eliminated, or scheduled interest payments on debt securities have not been made; and

●	Any other relevant available information.

If an unrealized loss is considered other-than-temporary, the credit component of the unrealized loss is recognized in earnings and the non-credit component is recognized in accumulated other comprehensive income, to the extent that BB&T does not intend to sell the security and it is more likely than not that BB&T will not be required to sell the security prior to recovery.

BB&T evaluates credit impairment related to non-agency mortgage-backed securities through the use of cash flow modeling. These models give consideration to long-term macroeconomic factors applied to current security default rates, prepayment rates and recovery rates and security-level performance.

During 2012, BB&T realized principal losses on certain other-than-temporarily impaired securities. These realized losses were a factor in evaluating the level of OTTI necessary to address future projected losses.

At March 31, 2012, BB&T held certain investment securities having continuous unrealized loss positions for more than 12 months. The vast majority of these losses were in non-agency mortgage-backed and municipal securities. At March 31, 2012, all of the available-for-sale debt securities in an unrealized loss position for more than 12 months, excluding those covered by FDIC loss sharing agreements, were investment grade with the exception of one municipal bond with an amortized cost of $3 million and seven non-agency mortgage-backed securities with an adjusted amortized cost of $346 million. All of these non-investment grade securities were initially investment grade and have been downgraded since purchase. Based on its evaluation at March 31, 2012, BB&T determined that certain of the non-investment grade non-agency mortgage-backed securities had credit losses evident and recognized OTTI related to these securities. At March 31, 2012, the total unrealized loss on these non-investment grade securities was $41 million.

The following table presents non-investment grade securities with significant unrealized losses that are not covered by a loss sharing arrangement and the credit loss component of OTTI recognized to date:

March 31, 2012	Amortized Cost	Cumulative Credit Loss Recognized	Adjusted Amortized Cost	Fair Value	Unrealized Loss
	(Dollars in millions)
Security:
RMBS 1	$129	$(34)	$95	$80	$(15)
RMBS 2	100	(17)	83	73	(10)

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

NOTE 3. Loans and Leases

The following table provides a breakdown of BB&T’s loan portfolio:

	March 31, 2012	December 31, 2011
	(Dollars in millions)
Loans and leases, net of unearned income:
Commercial:
Commercial and industrial	$36,156	$36,415
Commercial real estate - other	10,543	10,689
Commercial real estate - residential ADC (1)	1,823	2,061
Direct retail lending	14,862	14,467
Sales finance	7,587	7,401
Revolving credit	2,159	2,212
Residential mortgage	21,513	20,581
Other lending subsidiaries	8,951	8,737
Other acquired	35	39

Total loans and leases held for investment (excluding covered loans)	103,629	102,602
Covered	4,532	4,867

Total loans and leases held for investment	108,161	107,469
Loans held for sale	2,525	3,736

Total loans and leases	$110,686	$111,205

(1)	Commercial real estate - residential ADC represents residential acquisition, development and construction loans.

Covered loans represent loans acquired from the FDIC subject to one of the loss sharing agreements. Other acquired loans represent consumer loans acquired from the FDIC that are not subject to one of the loss sharing agreements.

The following table reflects the carrying amount of all purchased impaired and nonimpaired loans and the related allowance:

	March 31, 2012			December 31, 2011
	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total
	(Dollars in millions)
Residential mortgage	$630	$582	$1,212	$647	$617	$1,264
Commercial real estate	1,280	1,495	2,775	1,407	1,597	3,004
Commercial	58	487	545	68	531	599

Total covered	1,968	2,564	4,532	2,122	2,745	4,867
Other acquired	2	33	35	2	37	39

Total	1,970	2,597	4,567	2,124	2,782	4,906

Allowance for loan losses	(101)	(36)	(137)	(113)	(36)	(149)

Net	$1,869	$2,561	$4,430	$2,011	$2,746	$4,757

Changes in the carrying amount and accretable yield for purchased impaired and nonimpaired loans were as follows:

	Three Months Ended March 31, 2012				Year Ended December 31, 2011
	Purchased Impaired		Purchased Nonimpaired		Purchased Impaired		Purchased Nonimpaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(Dollars in millions)
Balance at beginning of period	$521	$2,124	$1,239	$2,782	$835	$2,858	$1,611	$3,394
Accretion	(72)	72	(155)	155	(359)	359	(706)	706
Payments received, net	—	(226)	—	(340)	—	(1,093)	—	(1,318)
Other, net	(69)	—	(62)	—	45	—	334	—

Balance at end of period	$380	$1,970	$1,022	$2,597	$521	$2,124	$1,239	$2,782

The outstanding unpaid principal balance for all purchased impaired loans as of March 31, 2012 and December 31, 2011 was $3.0 billion and $3.3 billion, respectively. The outstanding unpaid principal balance for all purchased nonimpaired loans as of March 31, 2012 and December 31, 2011 was $3.6 billion and $3.9 billion, respectively.

At March 31, 2012 and December 31, 2011, none of the purchased loans were classified as nonperforming assets. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased loans. The allowance for loan losses related to the purchased loans results from decreased expectations of future cash flows due to increased credit losses for certain acquired loan pools.

The following table provides a summary of BB&T’s nonperforming assets and loans 90 days or more past due and still accruing:

	March 31, 2012	December 31, 2011
	(Dollars in millions)
Nonaccrual loans and leases held for investment	$1,843	$1,872
Foreclosed real estate (1)	378	536
Other foreclosed property	35	42

Total nonperforming assets (excluding covered assets) (1)	$2,256	$2,450

Loans 90 days or more past due and still accruing (excluding covered loans) (2)(3)(4)	$157	$202

(1)	Excludes foreclosed real estate totaling $364 million and $378 million as of March 31, 2012 and December 31, 2011, respectively, that is covered by FDIC loss sharing agreements.
(2)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase totaling $439 million and $426 million as of March 31, 2012 and December 31, 2011, respectively.
(3)	Excludes loans 90 days or more past due that are covered by FDIC loss sharing agreements totaling $677 million and $736 million as of March 31, 2012 and December 31, 2011, respectively.
(4)	Excludes mortgage loans 90 days or more past due that are government guaranteed totaling $218 million and $206 million as of March 31, 2012 and December 31, 2011, respectively.

The following table provides a summary of loans that continue to accrue interest under restructured terms (“performing restructurings”) and restructured loans that have been placed in nonaccrual status (“nonperforming restructurings”):

	March 31, 2012	December 31, 2011
	(Dollars in millions)
Performing restructurings:
Commercial:
Commercial and industrial	$76	$74
Commercial real estate - other	82	117
Commercial real estate - residential ADC	30	44
Direct retail lending	117	146
Sales finance	7	8
Revolving credit	61	62
Residential mortgage (1)(2)	589	608
Other lending subsidiaries	53	50

Total performing restructurings (1)(2)	1,015	1,109
Nonperforming restructurings (3)	263	280

Total restructurings (1)(2)(3)(4)	$1,278	$1,389

(1)	Excludes restructured mortgage loans held for investment that are government guaranteed totaling $237 million and $232 million at March 31, 2012 and December 31, 2011, respectively.
(2)	Excludes restructured mortgage loans held for sale that are government guaranteed totaling $5 million and $4 million at March 31, 2012 and December 31, 2011, respectively.
(3)	Nonperforming restructurings are included in nonaccrual loan disclosures.
(4)	All restructurings are considered impaired. The allowance for loan and lease losses attributable to these restructured loans totaled $216 million and $266 million at March 31, 2012 and December 31, 2011, respectively.

BB&T had commitments totaling $37 million and $32 million at March 31, 2012 and December 31, 2011, respectively, to lend additional funds to clients with loans whose terms have been modified in restructurings.

NOTE 4. Allowance for Credit Losses

An analysis of the allowance for credit losses is presented in the following tables:

Three Months Ended March 31, 2012	Beginning Balance	Charge- Offs	Recoveries	Provision	Ending Balance
	(Dollars in millions)
Commercial:
Commercial and industrial	$433	$(63)	$4	$152	$526
Commercial real estate - other	334	(73)	3	30	294
Commercial real estate - residential ADC	286	(54)	8	(34)	206
Other lending subsidiaries	11	(3)	1	4	13

Retail:
Direct retail lending	232	(57)	10	116	301
Revolving credit	112	(22)	5	(1)	94
Residential mortgage	365	(42)	1	(23)	301
Sales finance	38	(7)	3	(2)	32
Other lending subsidiaries	186	(57)	6	47	182
Covered and other acquired	149	(15)	—	3	137
Unallocated	110	—	—	(15)	95

Allowance for loan and lease losses	2,256	(393)	41	277	2,181
Reserve for unfunded lending commitments	29	—	—	11	40

Allowance for credit losses	$2,285	$(393)	$41	$288	$2,221

Three Months Ended March 31, 2011	Beginning Balance	Charge- Offs	Recoveries	Provision	Ending Balance
	(Dollars in millions)
Commercial:
Commercial and industrial	$621	$(78)	$4	$(12)	$535
Commercial real estate - other	446	(68)	3	116	497
Commercial real estate - residential ADC	469	(71)	4	19	421
Other lending subsidiaries	21	(2)	1	(2)	18

Retail:
Direct retail lending	246	(78)	9	68	245
Revolving credit	109	(27)	5	18	105
Residential mortgage	298	(54)	1	83	328
Sales finance	47	(10)	2	4	43
Other lending subsidiaries	177	(50)	5	43	175
Covered and other acquired	144	—	—	—	144
Unallocated	130	—	—	—	130

Allowance for loan and lease losses	2,708	(438)	34	337	2,641
Reserve for unfunded lending commitments	47	—	—	3	50

Allowance for credit losses	$2,755	$(438)	$34	$340	$2,691

The following tables provide a breakdown of the allowance for loan and lease losses and the recorded investment in loans based on the method for determining the allowance:

	Allowance for Loan and Lease Losses
March 31, 2012	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired With Deteriorated Credit Quality	Total
	(Dollars in millions)
Commercial:
Commercial and industrial	$91	$435	$—	$526
Commercial real estate - other	54	240	—	294
Commercial real estate - residential ADC	42	164	—	206
Other lending subsidiaries	3	10	—	13

Retail:
Direct retail lending	31	270	—	301
Revolving credit	26	68	—	94
Residential mortgage	102	199	—	301
Sales finance	1	31	—	32
Other lending subsidiaries	22	160	—	182
Covered and other acquired	—	36	101	137
Unallocated	—	95	—	95

Total	$372	$1,708	$101	$2,181

	Loans and Leases
March 31, 2012	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired With Deteriorated Credit Quality	Total
	(Dollars in millions)
Commercial:
Commercial and industrial	$769	$35,387	$—	$36,156
Commercial real estate - other	418	10,125	—	10,543
Commercial real estate - residential ADC	345	1,478	—	1,823
Other lending subsidiaries	11	3,705	—	3,716

Retail:
Direct retail lending	160	14,702	—	14,862
Revolving credit	61	2,098	—	2,159
Residential mortgage	958	20,555	—	21,513
Sales finance	18	7,569	—	7,587
Other lending subsidiaries	55	5,180	—	5,235
Covered and other acquired	—	2,597	1,970	4,567

Total	$2,795	$103,396	$1,970	$108,161

	Allowance for Loan and Lease Losses
December 31, 2011	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired With Deteriorated Credit Quality	Total
	(Dollars in millions)
Commercial:
Commercial and industrial	$77	$356	$—	$433
Commercial real estate - other	69	265	—	334
Commercial real estate - residential ADC	50	236	—	286
Other lending subsidiaries	1	10	—	11

Retail:
Direct retail lending	35	197	—	232
Revolving credit	27	85	—	112
Residential mortgage	152	213	—	365
Sales finance	1	37	—	38
Other lending subsidiaries	20	166	—	186
Covered and other acquired	—	36	113	149
Unallocated	—	110	—	110

Total	$432	$1,711	$113	$2,256

	Loans and Leases
December 31, 2011	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired With Deteriorated Credit Quality	Total
	(Dollars in millions)
Commercial:
Commercial and industrial	$656	$35,759	$—	$36,415
Commercial real estate - other	511	10,178	—	10,689
Commercial real estate - residential ADC	420	1,641	—	2,061
Other lending subsidiaries	5	3,621	—	3,626

Retail:
Direct retail lending	165	14,302	—	14,467
Revolving credit	62	2,150	—	2,212
Residential mortgage	931	19,650	—	20,581
Sales finance	10	7,391	—	7,401
Other lending subsidiaries	49	5,062	—	5,111
Covered and other acquired	—	2,782	2,124	4,906

Total	$2,809	$102,536	$2,124	$107,469

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

March 31, 2012	Commercial & Industrial	Commercial Real Estate- Other	Commercial Real Estate- Residential ADC	Other Lending Subsidiaries
	(Dollars in millions)
Commercial:
Pass	$33,196	$8,669	$992	$3,664
Special mention	361	129	40	4
Substandard - performing	1,914	1,433	479	32
Nonperforming	685	312	312	16

Total	$36,156	$10,543	$1,823	$3,716

	Direct Retail Lending	Revolving Credit	Residential Mortgage	Sales Finance	Other Lending Subsidiaries
	(Dollars in millions)
Retail:
Performing	$14,723	$2,159	$21,193	$7,572	$5,191
Nonperforming	139	—	320	15	44

Total	$14,862	$2,159	$21,513	$7,587	$5,235

December 31, 2011	Commercial & Industrial	Commercial Real Estate- Other	Commercial Real Estate- Residential ADC	Other Lending Subsidiaries
	(Dollars in millions)
Commercial:
Pass	$33,497	$8,568	$1,085	$3,578
Special mention	488	234	60	5
Substandard - performing	1,848	1,493	540	35
Nonperforming	582	394	376	8

Total	$36,415	$10,689	$2,061	$3,626

	Direct Retail Lending	Revolving Credit	Residential Mortgage	Sales Finance	Other Lending Subsidiaries
	(Dollars in millions)
Retail:
Performing	$14,325	$2,212	$20,273	$7,394	$5,056
Nonperforming	142	—	308	7	55

Total	$14,467	$2,212	$20,581	$7,401	$5,111

The following tables represent aging analyses of BB&T’s past due loans and leases held for investment. Covered loans have been excluded from this aging analysis because they are covered by FDIC loss sharing agreements, and their related allowance is determined by loan pool performance due to the application of the accretion method.

	Accruing Loans and Leases
March 31, 2012	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonaccrual Loans And Leases	Total Loans And Leases, Excluding Covered Loans
	(Dollars in millions)
Commercial:
Commercial and industrial	$35,407	$62	$2	$685	$36,156
Commercial real estate - other	10,204	26	1	312	10,543
Commercial real estate - residential ADC	1,503	8	—	312	1,823
Other lending subsidiaries	3,681	14	5	16	3,716

Retail:
Direct retail lending	14,540	135	48	139	14,862
Revolving credit	2,125	20	14	—	2,159
Residential mortgage (1)	20,424	479	290	320	21,513
Sales finance	7,509	50	13	15	7,587
Other lending subsidiaries	5,032	158	1	44	5,235
Other acquired	34	—	1	—	35

Total (1)	$100,459	$952	$375	$1,843	$103,629

	Accruing Loans and Leases
December 31, 2011	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonaccrual Loans And Leases	Total Loans And Leases, Excluding Covered Loans
	(Dollars in millions)
Commercial:
Commercial and industrial	$35,746	$85	$2	$582	$36,415
Commercial real estate - other	10,273	22	—	394	10,689
Commercial real estate - residential ADC	1,671	14	—	376	2,061
Other lending subsidiaries	3,589	25	4	8	3,626

Retail:
Direct retail lending	14,109	161	55	142	14,467
Revolving credit	2,173	22	17	—	2,212
Residential mortgage (1)	19,393	570	310	308	20,581
Sales finance	7,301	75	18	7	7,401
Other lending subsidiaries	4,807	248	1	55	5,111
Other acquired	37	1	1	—	39

Total (1)	$99,099	$1,223	$408	$1,872	$102,602

(1)	Residential mortgage loans include $82 million and $91 million in government guaranteed loans 30-89 days past due, and $218 million and $206 million in government guaranteed loans 90 days or more past due as of March 31, 2012 and December 31, 2011, respectively.

The following tables set forth certain information regarding BB&T’s impaired loans, excluding acquired impaired loans and loans held for sale, that were evaluated for specific reserves.

As Of / For The Three Months Ended March 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in millions)
With No Related Allowance Recorded:
Commercial:
Commercial and industrial	$128	$223	$—	$126	$—
Commercial real estate - other	104	159	—	101	—
Commercial real estate - residential ADC	108	213	—	110	—

Retail:
Direct retail lending	21	78	—	22	—
Residential mortgage (1)	84	141	—	82	—
Sales finance	1	2	—	1	—
Other lending subsidiaries	2	5	—	4	—

With An Allowance Recorded:
Commercial:
Commercial and industrial	641	650	91	470	1
Commercial real estate - other	314	329	54	272	1
Commercial real estate - residential ADC	237	247	42	198	—
Other lending subsidiaries	11	13	3	13	—

Retail:
Direct retail lending	139	146	31	137	2
Revolving credit	61	60	26	61	1
Residential mortgage (1)	637	652	91	596	7
Sales finance	17	17	1	9	—
Other lending subsidiaries	53	55	22	48	—

Total (1)	$2,558	$2,990	$361	$2,250	$12

As Of / For The Year Ended December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in millions)
With No Related Allowance Recorded:
Commercial:
Commercial and industrial	$114	$196	$—	$102	$—
Commercial real estate - other	102	163	—	94	1
Commercial real estate - residential ADC	153	289	—	145	—

Retail:
Direct retail lending	19	74	—	23	1
Residential mortgage (1)	46	85	—	55	2
Sales finance	1	1	—	1	—
Other lending subsidiaries	2	4	—	3	—

With An Allowance Recorded:
Commercial:
Commercial and industrial	542	552	77	300	1
Commercial real estate - other	409	433	69	278	5
Commercial real estate - residential ADC	267	298	50	164	1
Other lending subsidiaries	5	5	1	5	—

Retail:
Direct retail lending	146	153	35	128	8
Revolving credit	62	61	27	61	3
Residential mortgage (1)	653	674	125	562	26
Sales finance	9	10	1	6	—
Other lending subsidiaries	47	50	20	31	2

Total (1)	$2,577	$3,048	$405	$1,958	$50

(1)	Residential mortgage loans exclude $237 million and $232 million in government guaranteed loans and related allowance of $11 million and $27 million as of March 31, 2012 and December 31, 2011, respectively.

The following table provides a summary of the primary reason loan modifications were classified as restructurings and their estimated impact on the allowance for loan and lease losses:

	Three Months Ended March 31,
	2012			2011
	Types of Modifications (1)		Increase To Allowance	Types of Modifications (1)		Increase To Allowance

	Rate (2)	Structure		Rate (2)	Structure
	(Dollars in millions)
Commercial:
Commercial and industrial	$5	$28	$—	$12	$13	$1
Commercial real estate - other	4	9	1	19	13	1
Commercial real estate - residential ADC	—	13	—	12	9	3

Retail:
Direct retail lending	6	2	1	16	1	3
Revolving credit	8	—	2	11	—	2
Residential mortgage	55	9	3	32	5	5
Sales finance	2	—	—	1	2	—
Other lending subsidiaries	8	2	4	12	1	4

(1)	Includes modifications made to existing restructurings, as well as new modifications that are considered restructurings. Balances represent the recorded investment as of the end of the period in which the modification was made.
(2)	Includes restructurings made with a below market interest rate that also includes a modification of loan structure.

Charge-offs recorded at the modification date were $4 million and $5 million for the three months ended March 31, 2012 and March 31, 2011, respectively. Modifications made to existing restructurings in the commercial portfolio segment approximated 11% and 29% of total commercial restructurings for the three months ended March 31, 2012 and March 31, 2011, respectively. The forgiveness of principal or interest for restructurings recorded during the three months ended March 31, 2012 and March 31, 2011 was immaterial.

The following table summarizes the pre-default balance for modifications that experienced a payment default that had been classified as restructurings during the previous 12 months. BB&T defines payment default as movement of the restructuring to nonaccrual status, foreclosure or charge-off, whichever occurs first.

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Commercial:
Commercial and industrial	$2	$13
Commercial real estate - other	1	30
Commercial real estate - residential ADC	8	41

Retail:
Direct retail lending	2	9
Revolving credit	3	5
Residential mortgage	17	13
Sales finance	—	1
Other lending subsidiaries	2	1

If a restructuring subsequently defaults, BB&T evaluates the restructuring for possible impairment. As a result, the related allowance may be increased or charge-offs may be taken to reduce the carrying value of the loan.

NOTE 5. Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill attributable to each of BB&T’s operating segments is reflected in the table below. To date, there have been no goodwill impairments recorded by BB&T.

	Community Banking	Residential Mortgage Banking	Dealer Financial Services	Specialized Lending	Insurance Services	Financial Services	Total
	(Dollars in millions)
Balance, January 1, 2012	$4,542	$7	$111	$94	$1,132	$192	$6,078
Other adjustments	—	—	—	—	(1)	—	(1)

Balance, March 31, 2012	$4,542	$7	$111	$94	$1,131	$192	$6,077

The following table presents the gross carrying amounts and accumulated amortization for BB&T’s identifiable intangible assets subject to amortization:

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Identifiable intangible assets:
Core deposit intangibles	$626	$(493)	$133	$626	$(484)	$142
Other (1)	787	(498)	289	787	(485)	302

Totals	$1,413	$(991)	$422	$1,413	$(969)	$444

(1)	Other identifiable intangibles are primarily customer relationship intangibles.

NOTE 6. Loan Servicing

Residential Mortgage Banking Activities

The following table includes a summary of residential mortgage loans managed or securitized and related delinquencies and net charge-offs:

	March 31, 2012	December 31, 2011
	(Dollars in millions)
Mortgage loans managed or securitized (1)	$26,166	$26,559
Less: Loans securitized and transferred to securities available for sale	4	4
Loans held for sale	2,209	3,394
Covered mortgage loans	1,212	1,264
Mortgage loans sold with recourse	1,228	1,316

Mortgage loans held for investment	$21,513	$20,581

Mortgage loans on nonaccrual status	$320	$308
Mortgage loans 90 days or more past due and still accruing interest (2)	72	104
Mortgage loans net charge-offs (3)	41	264

(1)	Balances exclude loans serviced for others with no other continuing involvement.
(2)	Includes amounts related to residential mortgage loans held for sale and excludes amounts related to government guaranteed loans and covered mortgage loans. Refer to Loans and Leases Note for additional disclosures related to past due government guaranteed loans.
(3)	Net charge-offs for March 31, 2012 reflect three months.

The unpaid principal balances of BB&T’s total residential mortgage servicing portfolio were $94.6 billion and $91.6 billion at March 31, 2012 and December 31, 2011, respectively. The unpaid principal balances of residential mortgage loans serviced for others consist primarily of agency conforming fixed-rate mortgage loans and totaled $70.3 billion and $67.1 billion at March 31, 2012 and December 31, 2011, respectively. Mortgage loans serviced for others are not included in loans and leases on the accompanying Consolidated Balance Sheets.

During the three months ended March 31, 2012 and 2011, BB&T sold residential mortgage loans from the held for sale portfolio with unpaid principal balances of $7.6 billion and $5.5 billion, respectively, and recognized pre-tax gains of $127 million and $35 million, respectively, including the impact of interest rate lock commitments. These gains are recorded in noninterest income as a component of mortgage banking income. BB&T retained the related mortgage servicing rights and receives servicing fees.

At March 31, 2012 and 2011, the approximate weighted average servicing fee was 0.33% and 0.35%, respectively, of the outstanding balance of the residential mortgage loans serviced for others. The weighted average coupon interest rate on the portfolio of mortgage loans serviced for others was 4.89% and 5.17% at March 31, 2012 and 2011, respectively. BB&T recognized servicing fees of $60 million and $58 million during the first three months of 2012 and 2011, respectively, as a component of mortgage banking income.

At March 31, 2012 and December 31, 2011, BB&T had $1.2 billion and $1.3 billion, respectively, of residential mortgage loans sold with recourse liability. In the event of nonperformance by the borrower, BB&T has maximum recourse exposure of approximately $502 million and $522 million as of March 31, 2012 and December 31, 2011, respectively. At both March 31, 2012 and December 31, 2011, BB&T has recorded $6 million of reserves related to these recourse exposures. Payments made to date have been immaterial.

BB&T also issues standard representations and warranties related to mortgage loan sales to government-sponsored entities. Although these agreements often do not specify limitations, BB&T does not believe that any payments related to these warranties would materially change the financial condition or results of operations of BB&T. BB&T has recorded $39 million and $29 million of reserves related to potential losses resulting from repurchases of loans sold at March 31, 2012 and December 31, 2011, respectively.

Residential mortgage servicing rights are recorded on the Consolidated Balance Sheets at fair value with changes in fair value recorded as a component of mortgage banking income in the Consolidated Statements of Income for each period. BB&T uses various derivative instruments to mitigate the income statement effect of changes in fair value due to changes in valuation inputs and assumptions of its residential mortgage servicing rights. The following is an analysis of the activity in BB&T’s residential mortgage servicing rights:

	Residential Mortgage Servicing Rights Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Carrying value, January 1,	$563	$830
Additions	84	86
Increase (decrease) in fair value:
Due to changes in valuation inputs or assumptions	92	40
Other changes (1)	(43)	(28)

Carrying value, March 31,	$696	$928

(1)	Represents the realization of expected net servicing cash flows, expected borrower payments and the passage of time.

The increase in the fair value of mortgage servicing rights due to changes in valuation inputs during the first three months of 2012, was primarily a result of updated prepayment speed forecast assumptions.

Refer to Note 14 for additional disclosures related to the assumptions and estimates used in determining the fair value of residential mortgage servicing rights. The sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% adverse changes in key economic assumptions is included in the accompanying table:

	Residential Mortgage Servicing Rights March 31, 2012
	(Dollars in millions)
Fair value of residential mortgage servicing rights	$696
Composition of residential loans serviced for others:
Fixed-rate mortgage loans	99%
Adjustable-rate mortgage loans	1

Total	100%

Weighted average life	4.5	yrs

Prepayment speed	16.5%
Effect on fair value of a 10% increase	$(39)
Effect on fair value of a 20% increase	(73)

Weighted average discount rate	9.8%
Effect on fair value of a 10% increase	$(25)
Effect on fair value of a 20% increase	(48)

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

Commercial Mortgage Banking Activities

BB&T also arranges and services commercial real estate mortgages through Grandbridge Real Estate Capital, LLC (“Grandbridge”) the commercial mortgage banking subsidiary of Branch Bank. During the three months ended March 31, 2012 and 2011, Grandbridge originated $1.3 billion and $930 million, respectively, of commercial real estate mortgages, the majority of which were arranged for third party investors. As of March 31, 2012 and December 31, 2011, Grandbridge’s portfolio of commercial real estate mortgages serviced for others totaled $25.8 billion and $25.4 billion, respectively. Commercial real estate mortgage loans serviced for others are not included in loans and leases on the accompanying Consolidated Balance Sheets. Grandbridge had $4.8 billion and $4.5 billion in loans serviced for others that were covered by recourse provisions at March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012 and December 31, 2011, Grandbridge’s maximum exposure to loss for these loans was approximately $1.3 billion and $1.2 billion, respectively. BB&T has recorded $16 million and $15 million of reserves related to these recourse exposures at March 31, 2012 and December 31, 2011, respectively.

NOTE 7. Deposits

A summary of BB&T’s deposits is presented in the accompanying table:

	March 31, 2012	December 31, 2011
	(Dollars in millions)
Noninterest-bearing deposits	$27,410	$25,684
Interest checking	20,318	20,701
Money market and savings	46,759	44,618
Certificates and other time deposits	29,648	33,899
Foreign office deposits - interest-bearing	22	37

Total deposits	$124,157	$124,939

Time deposits that are $100,000 and greater totaled $16.5 billion and $19.8 billion at March 31, 2012 and December 31, 2011, respectively.

NOTE 8. Long-Term Debt

Long-term debt comprised the following:

	March 31, 2012	December 31, 2011
	(Dollars in millions)
BB&T Corporation:
3.85% Senior Notes Due 2012	$1,000	$1,000
3.38% Senior Notes Due 2013	500	500
5.70% Senior Notes Due 2014	510	510
2.05% Senior Notes Due 2014	700	700
Floating Rate Senior Notes Due 2014 (1)	300	300
3.95% Senior Notes Due 2016	499	499
3.20% Senior Notes Due 2016	999	999
2.15% Senior Notes Due 2017	748	—
6.85% Senior Notes Due 2019	539	538
4.75% Subordinated Notes Due 2012 (2)	490	490
5.20% Subordinated Notes Due 2015 (2)	933	933
4.90% Subordinated Notes Due 2017 (2)	343	342
5.25% Subordinated Notes Due 2019 (2)	586	586
3.95% Subordinated Notes Due 2022 (2)	298	—

Branch Bank:
Floating Rate Subordinated Notes Due 2016 (2)(3)	350	350
Floating Rate Subordinated Notes Due 2017 (2)(3)	262	262
4.875% Subordinated Notes Due 2013 (2)	222	222
5.625% Subordinated Notes Due 2016 (2)	386	386
Federal Home Loan Bank Advances to Branch Bank: (4)
Varying maturities to 2034	8,996	8,998

Junior Subordinated Debt to Unconsolidated Trusts (5)	3,271	3,271

Other Long-Term Debt	95	83

Fair value hedge-related basis adjustments	741	834

Total Long-Term Debt	$22,768	$21,803

(1)	These floating-rate senior notes are based on LIBOR and had an effective rate of 1.25% at March 31, 2012.
(2)	Subordinated notes that qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.

(3)	These floating-rate securities are based on LIBOR, but the majority of the cash flows have been swapped to a fixed rate. The effective rate paid on these securities including the effect of the swapped portion was 3.26% at March 31, 2012.
(4)	Certain of these advances have been swapped to floating rates from fixed rates and from fixed rates to floating rates. At March 31, 2012, the weighted average rate paid on these advances including the effect of the swapped portion was 3.61%, and the weighted average maturity was 7.3 years.
(5)	Securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations. Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2011 for additional information.

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

NOTE 9. Shareholders’ Equity

Common Stock

The authorized common stock of BB&T consists of two billion shares with a $5 par value. There were 698 million and 697 million common shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively.

Preferred Stock

The authorized preferred stock of BB&T consists of five million shares. At March 31, 2012 and December 31, 2011, there were no preferred shares outstanding.

BB&T issued $575 million of Series D Non-Cumulative Perpetual Preferred Stock on May 1, 2012. The preferred stock has a dividend of 5.85%.

Equity-Based Plans

At March 31, 2012, BB&T has options, restricted shares and restricted share units outstanding from the following equity-based compensation plans: the 2004 Stock Incentive Plan (“2004 Plan”), the 1995 Omnibus Stock Incentive Plan (“Omnibus Plan”), the Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”), and a plan assumed from an acquired entity. BB&T’s shareholders have approved all equity-based compensation plans with the exception of the plan assumed from an acquired entity. As of March 31, 2012, the 2004 Plan is the only plan that has shares available for future grants. The 2004 Plan allows for accelerated vesting of awards for holders who retire and have met all retirement eligibility requirements and in connection with certain other events. Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2011 for further disclosures related to equity-based awards issued by BB&T.

BB&T measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. The following table presents the weighted average assumptions used:

	Three Months Ended March 31,
	2012		2011
Assumptions:
Risk-free interest rate	1.5%		1.7%
Dividend yield	4.4		3.5
Volatility factor	33.0		37.2
Expected life	7.0	yrs	7.4	yrs
Fair value of options per share	$6.07		$7.45

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

The following table details the activity related to stock options awarded by BB&T:

	Three Months Ended March 31, 2012
	Options	Wtd. Avg. Exercise Price
Outstanding at beginning of period	45,384,554	$34.42
Granted	4,683,073	30.09
Exercised	(282,446)	22.90
Forfeited or expired	(2,872,746)	36.78

Outstanding at end of period	46,912,435	33.92

Exercisable at end of period	35,303,412	35.76

Exercisable and expected to vest at end of period	44,861,092	$33.95

The following table details the activity related to restricted shares and restricted share units awarded by BB&T:

	Three Months Ended March 31, 2012
	Shares/Units	Wtd. Avg. Grant Date Fair Value
Nonvested at beginning of period	13,462,630	$19.47
Granted	2,499,063	25.83
Vested	(1,441,964)	32.89
Forfeited	(79,262)	19.21

Nonvested at end of period	14,440,467	$19.23

NOTE 10. Accumulated Other Comprehensive Income (Loss)

The balances in accumulated other comprehensive income (loss) are shown in the following table:

	March 31, 2012			December 31, 2011
	Pre-Tax Amount	Deferred Tax Expense (Benefit)	After- Tax Amount	Pre-Tax Amount	Deferred Tax Expense (Benefit)	After- Tax Amount
	(Dollars in millions)
Unrecognized net pension and postretirement costs	$(947)	$(355)	$(592)	$(965)	$(362)	$(603)
Unrealized net gains (losses) on cash flow hedges	(253)	(95)	(158)	(254)	(95)	(159)
Unrealized net gains (losses) on securities available for sale	623	235	388	421	158	263
FDIC’s share of unrealized (gains) losses on securities available for sale under loss share agreements	(379)	(142)	(237)	(311)	(116)	(195)
Other, net	(35)	(18)	(17)	(37)	(18)	(19)

Total	$(991)	$(375)	$(616)	$(1,146)	$(433)	$(713)

As of March 31, 2012 and December 31, 2011, unrealized net losses on securities available for sale, excluding covered securities, included $41 million and $57 million, respectively, of pre-tax losses related to other-than-temporarily impaired non-agency mortgage-backed securities where a portion of the loss was recognized in net income.

NOTE 11. Income Taxes

BB&T’s provision for income taxes was $189 million and $53 million for the three months ended March 31, 2012 and 2011, respectively. The effective tax rates for the three months ended March 31, 2012 and 2011 were 29.8% and 18.5%, respectively. The increase in the effective tax rate was primarily due to higher levels of pre-tax earnings relative to permanent tax differences in 2012 compared to 2011. The current quarter also included additional tax expense related to affordable housing partnership investments.

In February 2010, BB&T received an IRS statutory notice of deficiency for tax years 2002-2007 asserting a liability for taxes, penalties and interest of approximately $892 million related to the disallowance for foreign tax credits and other deductions claimed by a subsidiary in connection with a financing transaction. Management has consulted with outside counsel and continues to believe that BB&T’s treatment of this transaction was in compliance with applicable laws and regulations. However, as a procedural matter and in order to limit its exposure to incremental penalties and interest associated with this matter, BB&T paid the disputed tax, penalties and interest in March 2010, and filed a lawsuit seeking a refund in the U.S. Court of Federal Claims. The Court has scheduled the trial to take place in March 2013. BB&T recorded a receivable in other assets for the amount of this payment, less the reserve considered necessary in accordance with applicable income tax accounting guidance. Based on an assessment of the applicable tax law and the relevant facts and circumstances related to this matter, management has concluded that the amount of this reserve is adequate, although litigation is still ongoing. Due to potential developments in BB&T’s litigation or in similar cases, there could be a material change in the reserve amount within the next twelve months.

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

The following table summarizes the components of net periodic benefit cost recognized for BB&T’s pension plans:

	Qualified Plan		Nonqualified Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
	(Dollars in millions)
Service cost	$29	$26	$2	$2
Interest cost	25	23	3	2
Estimated return on plan assets	(49)	(49)	—	—
Amortization and other	17	7	1	1

Net periodic benefit cost	$22	$7	$6	$5

BB&T makes contributions to the qualified pension plan in amounts between the minimum required for funding standard accounts and the maximum amount deductible for federal income tax purposes. Management is not required to, and currently has no plans to, make a contribution to the qualified pension plan in 2012; however, such a contribution may be made later in 2012, if deemed appropriate.

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

Letters of credit and financial guarantees written are unconditional commitments issued by BB&T to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper issuance, bond financing and similar transactions, the majority of which are to tax exempt entities. The credit risk involved in the issuance of these guarantees is essentially the same as that involved in extending loans to clients and as such, the instruments are collateralized when necessary. As of March 31, 2012 and December 31, 2011, BB&T had issued letters of credit totaling $5.9 billion and $6.1 billion, respectively. The carrying amount of the liability for such guarantees was $37 million and $27 million at March 31, 2012 and December 31, 2011, respectively.

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

In connection with the Colonial acquisition, Branch Bank entered into loss sharing agreements with the FDIC related to certain assets acquired. Pursuant to the terms of these loss sharing agreements, the FDIC’s obligation to reimburse Branch Bank for losses with respect to certain loans, other real estate owned (“OREO”), certain investment securities and other assets (collectively, “covered assets”), begins with the first dollar of loss incurred. For additional information about the terms of the loss sharing agreements refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2011.

BB&T invests in certain affordable housing and historic building rehabilitation projects throughout its market area as a means of supporting local communities, and receives tax credits related to these investments. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. Branch Bank typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. As of March 31, 2012 and December 31, 2011, BB&T had investments of $1.2 billion related to these projects, which are included as other assets on the Consolidated Balance Sheets. BB&T’s outstanding commitments to fund affordable housing investments totaled $383 million and $394 million at March 31, 2012 and December 31, 2011, respectively, which are included as other liabilities on the Consolidated Balance Sheets. As of March 31, 2012 and December 31, 2011, BB&T had outstanding loan commitments to these funds of $180 million and $178 million, respectively. Of these amounts, $63 million and $76 million had been funded at March 31, 2012 and December 31, 2011, respectively, and were included in loans and leases on the Consolidated Balance Sheets. BB&T’s maximum risk exposure related to these investments totaled $1.4 billion at March 31, 2012 and December 31, 2011.

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

BB&T has investments and future funding commitments to certain venture capital funds. As of March 31, 2012 and December 31, 2011, BB&T had investments of $281 million and $261 million related to these ventures, respectively. As of March 31, 2012 and December 31, 2011, BB&T had future funding commitments of $119 million and $129 million, respectively. BB&T’s risk exposure relating to such commitments is generally limited to the amount of investments and future funding commitments made.

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

Assets and liabilities measured at fair value on a recurring basis, including financial instruments for which BB&T has elected the Fair Value Option are summarized below:

		Fair Value Measurements for Assets and Liabilities Measured on a Recurring Basis
	3/31/2012	Level 1	Level 2	Level 3
		(Dollars in millions)
Assets:
Trading securities	$589	$278	$310	$1
Securities available for sale:
GSE securities	341	—	341	—
Mortgage-backed securities issued by GSE	20,158	—	20,158	—
States and political subdivisions	1,949	—	1,949	—
Non-agency mortgage-backed securities	305	—	305	—
Other securities	6	6	—	—
Covered securities	1,621	—	598	1,023
Loans held for sale	2,525	—	2,525	—
Residential mortgage servicing rights	696	—	—	696
Derivative assets: (1)
Interest rate contracts	1,261	—	1,229	32
Foreign exchange contracts	4	—	4	—
Venture capital and similar investments (1)(2)	281	—	—	281

Total assets	$29,736	$284	$27,419	$2,033

Liabilities:
Derivative liabilities: (1)
Interest rate contracts	$1,340	$2	$1,336	$2
Foreign exchange contracts	3	—	3	—
Short-term borrowed funds (3)	256	—	256	—

Total liabilities	$1,599	$2	$1,595	$2

		Fair Value Measurements for Assets and Liabilities Measured on a Recurring Basis
	12/31/2011	Level 1	Level 2	Level 3
		(Dollars in millions)
Assets:
Trading securities	$534	$298	$235	$1
Securities available for sale:
GSE securities	306	—	306	—
Mortgage-backed securities issued by GSE	18,132	—	18,132	—
States and political subdivisions	1,923	—	1,923	—
Non-agency mortgage-backed securities	368	—	368	—
Other securities	7	6	1	—
Covered securities	1,577	—	593	984
Loans held for sale	3,736	—	3,736	—
Residential mortgage servicing rights	563	—	—	563
Derivative assets: (1)
Interest rate contracts	1,518	1	1,457	60
Foreign exchange contracts	7	—	7	—
Venture capital and similar investments (1)(2)	261	—	—	261

Total assets	$28,932	$305	$26,758	$1,869

Liabilities:
Derivative liabilities: (1)
Interest rate contracts	$1,498	$—	$1,497	$1
Foreign exchange contracts	8	—	8	—
Short-term borrowed funds (3)	118	—	118	—

Total liabilities	$1,624	$—	$1,623	$1

(1)	These amounts are reflected in other assets and other liabilities on the Consolidated Balance Sheets.
(2)	Based on an analysis of the nature and risks of these investments, BB&T has determined that presenting these investments as a single class is appropriate.
(3)	Short-term borrowed funds reflect securities sold short positions.

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

GSE securities and Mortgage-backed securities issued by GSE: These are debt securities issued by U.S. government sponsored entities. GSE pass-through securities are valued using market-based pricing matrices that are based on observable inputs including benchmark TBA security pricing and yield curves that were estimated based on U.S. Treasury yields and certain floating rate indices. The pricing matrices for these securities may also give consideration to pool-specific data supplied directly by the GSE. GSE collateralized mortgage obligations (“CMOs”) are valued using market-based pricing matrices that are based on observable inputs including offers, bids, reported trades, dealer quotes and market research reports, the characteristics of a specific tranche, market convention prepayment speeds and benchmark yield curves as described above.

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

Covered securities: Covered securities are covered by FDIC loss sharing agreements and consist of re-remic non-agency mortgage-backed securities, municipal securities and non-agency mortgage-backed securities. The covered state and political subdivision securities and certain non-agency mortgage-backed securities are valued in a manner similar to the approach described above for these asset classes. The re-remic non-agency mortgage-backed securities, which are categorized as Level 3, were valued based on broker dealer quotes that reflected certain unobservable market inputs. Sensitivity to changes in the fair value of covered securities is significantly offset by changes in BB&T’s indemnification asset from the FDIC. The terms of the loss sharing agreement associated with these re-remic non-agency mortgage-backed securities provide that Branch Bank will be reimbursed by the FDIC for 95% of any and all losses.

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

Derivative assets and liabilities: BB&T uses derivatives to manage various financial risks. The fair values of derivative financial instruments are determined based on quoted market prices, dealer quotes and internal pricing models that are primarily sensitive to market observable data. The fair value of interest rate lock commitments, which are related to mortgage loan commitments and are categorized as Level 3, is based on quoted market prices adjusted for commitments that BB&T does not expect to fund and includes the value attributable to the net servicing fee.

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

The tables below present reconciliations for Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements Using Significant Unobservable Inputs
Three Months Ended March 31, 2012	Trading	Covered Securities	Residential Mortgage Servicing Rights	Net Derivatives	Venture Capital and Similar Investments
	(Dollars in millions)
Balance at January 1, 2012	$1	$984	$563	$59	$261
Total realized and unrealized gains or losses:
Included in earnings:
Interest income	—	4	—	—	—
Mortgage banking income	—	—	49	96	—
Other noninterest income	—	—	—	—	5
Included in unrealized net holding gains (losses) in other comprehensive income (loss)	—	62	—	—	—
Purchases	—	—	—	—	24
Issuances	—	—	84	61	—
Sales	—	—	—	—	(12)
Settlements	—	(27)	—	(186)	3
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—

Balance at March 31, 2012	$1	$1,023	$696	$30	$281

Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at March 31, 2012	$—	$4	$92	$30	$9

	Fair Value Measurements Using Significant Unobservable Inputs
Three Months Ended March 31, 2011	Trading	States & Political Subdivisions	Equity & Other Securities	Covered Securities	Residential Mortgage Servicing Rights	Net Derivatives	Venture Capital and Similar Investments
	(Dollars in millions)
Balance at January 1, 2011	$11	$119	$7	$954	$830	$(25)	$266
Total realized and unrealized gains or losses:
Included in earnings:
Interest income	—	—	—	18	—	—	—
Mortgage banking income	—	—	—	—	12	(17)	—
Other noninterest income	(3)	—	—	—	—	—	8
Included in unrealized net holding gains (losses) in other comprehensive income (loss)	—	(9)	(1)	87	—	—	—
Purchases	—	—	—	—	—	—	5
Issuances	—	—	—	—	86	11	—
Sales	—	—	—	—	—	—	(6)
Settlements	(7)	(1)	(1)	—	—	38	(1)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	(57)	(5)	—	—	—	—

Balance at March 31, 2011	$1	$52	$—	$1,059	$928	$7	$272

Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at March 31, 2011	$—	$—	$—	$18	$40	$7	$7

BB&T’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of a reporting period. During the first three months of 2012, BB&T did not transfer any securities between levels in the fair value hierarchy. During the first three months of 2011, transfers from Level 3 to Level 2 were the result of increased observable market activity for these securities. There were no gains or losses recognized as a result of the transfers of securities during the three months ended 2011.

The net realized and unrealized gains (losses) reported for mortgage servicing rights assets includes adjustments increasing the value $92 million and decreasing the value for the realization of expected residential mortgage servicing rights cash flows by $43 million for the three months ended March 31, 2012. For the quarter ended March 31, 2011, the net realized and unrealized gains (losses) reported for mortgage servicing rights assets includes an adjustment increasing the value $40 million and decreasing the value for the realization of expected residential mortgage servicing rights cash flows by $28 million. BB&T uses various derivative financial instruments to mitigate the income statement effect of changes in fair value. During the three months ended March 31, 2012 and 2011, the derivative instruments produced losses of $53 million and $39 million, respectively, which offset the valuation adjustments recorded. Refer to Note 6 for a sensitivity analysis of the fair values of these servicing rights to an immediate 10% and 20% adverse change in key economic assumptions.

BB&T has investments in venture capital funds and other similar investments that are measured at fair value based on the investment’s net asset value. The majority of these investments are in Small Business Investment Company qualified funds. The significant investment strategies for these ventures are primarily equity and subordinated debt in privately-held middle market companies. The majority of these investments are not redeemable and have varying dates for which the underlying assets are expected to be liquidated by distribution through 2021. As of March 31, 2012, restrictions on the ability to sell the investments include, but are not limited to, consent of a majority member or general partner approval for transfer of ownership. There were no investments probable of sale for less than net asset value at March 31, 2012. BB&T’s investments are spread over numerous ventures, and thus the sensitivity to a change in fair value for any single investment is limited. The significant unobservable inputs for these investments are EBITDA multiples that ranged from 4x to 10x at March 31, 2012.

The following table details the fair value and unpaid principal balance of loans held for sale that were elected to be carried at fair value.

	March 31, 2012			December 31, 2011
	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance
	(Dollars in millions)
Loans held for sale reported at fair value:
Total (1)	$2,525	$2,492	$33	$3,736	$3,652	$84

(1)	The change in fair value is reflected in mortgage banking income. Excluding government guaranteed loans, there were no nonaccrual loans or loans 90 days or more past due and still accruing interest.

BB&T may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. Assets measured at fair value on a nonrecurring basis for the periods ended March 31, 2012 and December 31, 2011 that were still held on the balance sheet at March 31, 2012 and December 31, 2011 totaled $680 million and $925 million, respectively. The March 31, 2012 amount consists of $302 million of impaired loans, excluding covered loans, and $378 million of foreclosed real estate, excluding covered foreclosed real estate, that were classified as Level 3 assets. The December 31, 2011 amount consists of $389 million of impaired loans, excluding covered loans, and $536 million of foreclosed real estate, excluding covered foreclosed real estate, that were classified as Level 3 assets. During the three months ended March 31, 2012 and 2011, BB&T recorded $30 million and $103 million, respectively, in negative valuation adjustments of impaired loans and $68 million and $86 million, respectively, in negative valuation adjustments of foreclosed real estate. The fair values of impaired loans and foreclosed real estate are generally based on appraised value of collateral. Appraisals incorporate measures such as recent sales prices for comparable properties and cost of construction. In addition, the periodic valuations may include additional liquidity discounts based upon the expected retention period. The valuations are impacted by the market price of the class of real estate and the expected retention period. A shorter retention period would result in an additional liquidity discount.

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

Loans receivable: The fair values for loans are estimated using discounted cash flow analyses, applying interest rates currently being offered for loans with similar terms and credit quality, which are deemed to be indicative of orderly transactions in the current market. For commercial loans and leases, internal risk grades are used to adjust discount rates for risk migration and expected losses. For residential mortgage and other consumer loans, internal prepayment risk models are used to adjust contractual cash flows. Loans are aggregated into pools of similar terms and credit quality and discounted using a LIBOR based rate. The carrying amounts of accrued interest approximate fair values.

FDIC loss share receivable: The fair value of the FDIC loss share receivable was estimated using discounted cash flow analyses, applying a risk free interest rate that is adjusted for the uncertainty in the timing and amount of these cash flows. The expected cash flows to/from the FDIC related to loans were estimated using the same assumptions that were used in determining the accounting values for the related loans. The expected cash flows to/from the FDIC related to securities are based upon the fair value of the related securities and the payment that would be required if the securities were sold for that amount. The FDIC loss share agreements are not transferrable and, accordingly, there is no market for this receivable.

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

Contractual commitments: The fair values of commitments are estimated using the fees charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair values also consider the difference between current levels of interest rates and the committed rates. The fair values of guarantees and letters of credit are estimated based on the counterparties’ creditworthiness and average default rates for loan products with similar risks. The fair values of commitments to fund affordable housing investments are estimated using the net present value of future commitments. These respective fair value measurements would be categorized within Level 3 of the fair value hierarchy.

The following is a summary of the carrying amounts and fair values of those financial assets and liabilities that BB&T has not recorded at fair value:

March 31, 2012	Carrying Amount	Total Fair Value	Level 2	Level 3
	(Dollars in millions)
Financial assets:
Securities held to maturity (1)	$13,485	$13,507	$13,468	$39
Loans and leases, excluding covered loans (2)	101,585	101,325	—	101,325
Covered loans (2)	4,395	5,245	—	5,245
FDIC loss share receivable	949	620	—	620
Financial liabilities:
Deposits	124,157	123,232	123,232	—
Long-term debt	22,768	24,031	24,031	—

December 31, 2011	Carrying Amount	Fair Value
	(Dollars in millions)
Financial assets:
Securities held to maturity (1)	$14,094	$14,098
Loans and leases, excluding covered loans (2)	100,495	100,036
Covered loans (2)	4,718	5,706
FDIC loss share receivable	1,100	910

Financial liabilities:
Deposits	124,939	124,853
Long-term debt	21,803	23,001

(1)	The carrying value excludes amounts deferred in other comprehensive income resulting from the transfer of securities available for sale to securities held to maturity.
(2)	The carrying value is net of the allowance for loan and lease losses.

The following is a summary of the notional or contractual amounts and fair values of BB&T’s off-balance sheet financial instruments as of the periods indicated:

	March 31, 2012		December 31, 2011
	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value
	(Dollars in millions)
Contractual commitments:
Commitments to extend, originate or purchase credit	$42,827	$78	$40,249	$71
Residential mortgage loans sold with recourse	1,228	6	1,316	6
Other loans sold with recourse	4,751	16	4,520	15
Letters of credit and financial guarantees written	5,939	37	6,095	27

NOTE 15. Derivative Financial Instruments

The following tables set forth certain information concerning BB&T’s derivative financial instruments and related hedged items as of the periods indicated:

Derivative Classifications and Hedging Relationships

		March 31, 2012			December 31, 2011
	Hedged Item or Transaction	Notional Amount	Fair Value		Notional Amount	Fair Value
			Gain (1)	Loss (1)		Gain (1)	Loss (1)
		(Dollars in millions)
Cash Flow Hedges: (2)
Interest rate contracts:
Pay fixed swaps	3 month LIBOR funding	$5,750	$—	$(297)	$5,750	$—	$(307)

Total		5,750	—	(297)	5,750	—	(307)

Net Investment Hedges:
Foreign exchange contracts		73	—	—	73	1	—

Total		73	—	—	73	1	—

Fair Value Hedges:
Interest rate contracts:
Receive fixed swaps and option trades	Long-term debt	800	138	—	2,556	254	—
Pay fixed swaps	Commercial loans	127	—	(5)	98	—	(5)
Pay fixed swaps	Municipal securities	355	—	(134)	355	—	(158)

Total		1,282	138	(139)	3,009	254	(163)

Not Designated as Hedges:
Client-related and other risk management:
Interest rate contracts:
Receive fixed swaps		9,208	649	—	9,176	703	—
Pay fixed swaps		9,347	—	(680)	9,255	—	(730)
Other swaps		2,401	1	(5)	2,450	—	(6)
Option trades		963	30	(32)	1,004	38	(40)
Futures contracts		417	—	—	240	—	—
Risk participations		178	—	—	150	—	—
Foreign exchange contracts		585	4	(3)	575	6	(8)

Total		23,099	684	(720)	22,850	747	(784)

Mortgage Banking:
Interest rate contracts:
Receive fixed swaps		—	—	—	50	1	—
Pay fixed swaps		—	—	—	16	—	—
Interest rate lock commitments		4,700	32	(2)	4,977	60	(1)
When issued securities, forward rate agreements and forward commitments		5,666	31	(14)	7,125	10	(88)
Option trades		70	3	—	70	5	—
Futures contracts		70	—	(2)	65	1	—

Total		10,506	66	(18)	12,303	77	(89)

Mortgage Servicing Rights:
Interest rate contracts:
Receive fixed swaps		4,886	62	(55)	5,616	154	(1)
Pay fixed swaps		4,176	19	(48)	4,651	1	(111)
Option trades		14,220	296	(59)	9,640	273	(51)
Futures contracts		400	—	—	38	—	—
When issued securities, forward rate agreements and forward commitments		4,667	—	(7)	3,651	18	—

Total		28,349	377	(169)	23,596	446	(163)

Total nonhedging derivatives		61,954	1,127	(907)	58,749	1,270	(1,036)

Total Derivatives		$69,059	$1,265	$(1,343)	$67,581	$1,525	$(1,506)

(1)	Derivatives in a gain position are recorded as Other assets and derivatives in a loss position are recorded as Other liabilities on the Consolidated Balance Sheet.
(2)	Cash flow hedges are hedging the first unhedged forecasted settlements associated with the listed hedged item descriptions.

The Effect of Derivative Instruments on the Consolidated Statements of Income

Three Months Ended March 31, 2012 and 2011

	Effective Portion
	Pre-tax Gain or (Loss) Recognized in AOCI		Location of Amounts Reclassified from AOCI into Income	Pre-tax (Gain) or Loss Reclassified from AOCI into Income
	2012	2011		2012	2011
	(Dollars in millions)
Cash Flow Hedges
Interest rate contracts	$(8)	$9	Total interest income	$(4)	$(7)
			Total interest expense	13	13

				$9	$6

Net Investment Hedges
Foreign exchange contracts	$(1)	$(2)		$—	$—

	Effective Portion
	Location of Amounts Recognized in Income	Pre-tax Gain or (Loss) Recognized in Income
		2012	2011
	(Dollars in millions)
Fair Value Hedges
Interest rate contracts	Total interest expense	$71	$44
Interest rate contracts	Total interest income	(5)	(5)

Total		$66	$39

Not Designated as Hedges
Client-related and other risk management
Interest rate contracts	Other noninterest income	$6	$(3)
Foreign exchange contracts	Other noninterest income	2	2
Mortgage Banking
Interest rate contracts	Mortgage banking income	57	(60)
Mortgage Servicing Rights
Interest rate contracts	Mortgage banking income	(53)	(39)

Total		$12	$(100)

BB&T uses a variety of derivative instruments to manage interest rate and foreign exchange risks. These instruments consist of interest-rate swaps, swaptions, caps, floors, collars, financial forward and futures contracts, when-issued securities, foreign exchange contracts and options written and purchased. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. There are five areas of risk management: balance sheet management, mortgage banking operations, mortgage servicing rights, net investment in a foreign subsidiary and client-related and other risk management activities. No portion of the change in fair value of the derivative has been excluded from effectiveness testing. The ineffective portion was immaterial for all periods presented.

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

For a qualifying cash flow hedge, the portion of changes in the fair value of the derivatives that has been highly effective is recognized in other comprehensive income (loss) until the related cash flows from the hedged item are recognized in earnings. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable of occurring during the forecast period or within a short period thereafter, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately. During the periods ended March 31, 2012 and 2011, BB&T amortized approximately ($9) million and ($6) million of unrecognized pre-tax gains (losses) from accumulated other comprehensive income (loss) into net interest income.

At March 31, 2012, BB&T had $253 million of unrecognized pre-tax losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared to $254 million of unrecognized pre-tax losses at December 31, 2011. The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the next 12 months is a loss totaling approximately $49 million. This includes active hedges and gains and losses related to hedges that were terminated early for which the forecasted transactions are still probable. The proceeds from these terminations were included in cash flows from financing activities.

All cash flow hedges were highly effective for the three months ended March 31, 2012, and the change in fair value attributed to hedge ineffectiveness was not material.

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

During the periods ended March 31, 2012 and 2011, BB&T terminated certain fair value hedges primarily related to its long-term debt and received proceeds of $90 million and $11 million, respectively. When hedged debt/other financial instruments are retired or redeemed, the amounts associated with the hedge are included as a component of the gain or loss on termination. When a hedge is terminated but the hedged item remains outstanding, the proceeds from the termination of these hedges have been reflected as part of the carrying value of the underlying debt/other financial instrument and are being amortized to earnings over its estimated remaining life. The proceeds from these terminations were included in cash flows from financing activities. During the periods ended March 31, 2012 and 2011, BB&T recognized pre-tax benefits of $65 million and $29 million respectively through reductions of interest expense from previously unwound fair value hedges.

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

This category of hedges includes derivatives that hedge mortgage banking operations and MSRs. For mortgage loans originated for sale, BB&T is exposed to changes in market rates and conditions subsequent to the interest rate lock and funding date. BB&T’s risk management strategy related to its interest rate lock commitment derivatives and loans held for sale includes using mortgage-based derivatives such as forward commitments and options in order to mitigate market risk. For MSRs, BB&T uses various derivative instruments to mitigate the income statement effect of changes in the fair value of its MSRs. For the period ended March 31, 2012, BB&T recorded a loss totaling $53 million related to these derivatives which was offset by an increase in the carrying value of mortgage servicing assets totaling $92 million. For the period ended March 31, 2011, BB&T recognized a $39 million loss on these derivatives, which was offset by a positive $40 million valuation adjustment related to the mortgage servicing asset.

BB&T also held, as risk management instruments, other derivatives not designated as hedges primarily to facilitate transactions on behalf of its clients, as well as activities related to balance sheet management.

Net Investment Hedges

In connection with a long-term investment in a foreign subsidiary, BB&T is exposed to changes in the carrying value of its investment as a result of changes in the related foreign exchange rate. For net investment hedges, changes in value of qualifying hedges are deferred in other comprehensive income (loss) when the terms of the derivative match the notional and currency risk being hedged. At March 31, 2012 and December 31, 2011, accumulated other comprehensive income (loss) reflected unrecognized after-tax losses totaling $12 million and $11 million, respectively, related to cumulative changes in the fair value of BB&T’s net investment hedge.

Derivatives Credit Risk - Dealer Counterparties

Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable to the same counterparty. BB&T addresses the risk of loss by subjecting dealer counterparties to credit reviews and approvals similar to those used in making loans or other extensions of credit and by requiring collateral. Dealer counterparties operate under agreements to provide cash and/or liquid collateral when unsecured loss positions exceed negotiated limits.

As of March 31, 2012, BB&T had received cash collateral from dealer counterparties totaling $32 million related to derivatives in a gain position of $34 million and had posted $718 million in cash collateral to dealer counterparties to secure derivatives in a loss position of $733 million. In the event that BB&T’s credit ratings had been downgraded below investment grade, the amount of collateral posted to these counterparties would have increased by $23 million. As of December 31, 2011, BB&T had received cash collateral from dealer counterparties totaling $82 million related to derivatives in a gain position of $79 million and had posted $639 million in cash collateral to dealer counterparties to secure derivatives in a loss position of $669 million. In the event that BB&T’s credit ratings had been downgraded below investment grade, the amount of collateral posted to these counterparties would have increased by $30 million.

After collateral postings are considered, BB&T had $2 million and $3 million, of unsecured positions in a gain with dealer counterparties at March 31, 2012 and December 31, 2011, respectively. All of BB&T’s derivative contracts with dealer counterparties settle on a monthly, quarterly or semiannual basis, with daily movement of collateral between counterparties required within established netting agreements. BB&T only transacts with dealer counterparties that are national market makers with strong credit ratings.

Derivatives Credit Risk - Central Clearing Parties

BB&T also clears certain derivatives through central clearing parties that require initial margin collateral, as well as additional collateral for trades in a net loss position. Initial margin collateral requirements are established by central clearing parties on varying bases, with such amounts generally designed to offset the risk of non-payment for the maximum experienced change in value associated with a one day movement in interest rates. As of March 31, 2012, BB&T had posted $106 million in cash collateral, including initial margin, related to the clearing of derivatives in a $12 million net gain position. As of December 31, 2011, BB&T had posted $145 million in cash collateral, including initial margin, related to the clearing of derivatives in a $60 million net loss position. BB&T had $12 million of unsecured positions in a gain with central clearing parties at March 31, 2012.

NOTE 16. Computation of Earnings Per Share

BB&T’s basic and diluted earnings per share amounts were calculated as follows:

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions, except per share data, shares in thousands)
Basic Earnings Per Share:
Net income available to common shareholders	$431	$225

Weighted average number of common shares	697,685	695,309

Basic earnings per share	$0.62	$0.32

Diluted Earnings Per Share:
Net income available to common shareholders	$431	$225

Weighted average number of common shares	697,685	695,309
Add:
Effect of dilutive outstanding equity-based awards	9,684	8,792

Weighted average number of diluted common shares	707,369	704,101

Diluted earnings per share	$0.61	$0.32

For the three months ended March 31, 2012 and 2011, the number of anti-dilutive awards was 34.6 million and 34.3 million shares, respectively.

NOTE 17. Operating Segments

BB&T’s operations are divided into six reportable business segments: Community Banking, Residential Mortgage Banking, Dealer Financial Services, Specialized Lending, Insurance Services and Financial Services. These operating segments have been identified based on BB&T’s organizational structure. The segments require unique technology and marketing strategies and offer different products and services. While BB&T is managed as an integrated organization, individual executive managers are held accountable for the operations of these business segments.

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

Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2011 for a description of internal accounting policies and the basis of segmentation, including a description of the segments presented in the accompanying tables.

The following tables disclose selected financial information with respect to BB&T’s reportable business segments for the periods indicated:

BB&T Corporation

Reportable Segments

Three Months Ended March 31, 2012 and 2011

	Community Banking		Residential Mortgage Banking		Dealer Financial Services		Specialized Lending

	2012	2011	2012	2011	2012	2011	2012	2011
	(Dollars in millions)
Net interest income (expense)	$506	$469	$278	$254	$210	$210	$167	$150
Net intersegment interest income (expense)	356	430	(191)	(183)	(59)	(73)	(44)	(45)

Net interest income (expense) and intersegment	862	899	87	71	151	137	123	105
Allocated provision for loan and lease losses	255	204	(22)	79	27	33	27	4
Noninterest income	268	193	195	75	2	2	52	50
Intersegment net referral fees (expense)	39	33	—	—	—	—	—	—
Noninterest expense	487	538	85	63	25	22	63	55
Amortization of intangibles	9	13	—	—	—	—	1	1
Allocated corporate expenses	256	226	14	12	9	9	19	15

Income (loss) before income taxes	162	144	205	(8)	92	75	65	80
Provision (benefit) for income taxes	57	51	77	(3)	35	28	12	17

Segment net income (loss)	$105	$93	$128	$(5)	$57	$47	$53	$63

Identifiable segment assets (period end)	$60,750	$62,295	$25,288	$21,669	$10,050	$9,480	$16,891	$14,407

	Insurance Services		Financial Services		Other, Treasury and Corporate (1)		Total BB&T Corporation
	2012	2011	2012	2011	2012	2011	2012	2011
	(Dollars in millions)
Net interest income (expense)	$1	$1	$27	$23	$247	$178	$1,436	$1,285
Net intersegment interest income (expense)	1	2	80	56	(143)	(187)	—	—

Net interest income (expense) and intersegment	2	3	107	79	104	(9)	1,436	1,285
Allocated provision for loan and lease losses	—	—	14	(9)	(13)	29	288	340
Noninterest income	270	249	178	166	(94)	(21)	871	714
Intersegment net referral fees (expense)	—	—	6	5	(45)	(38)	—	—
Noninterest expense	212	195	153	143	338	330	1,363	1,346
Amortization of intangibles	10	10	1	1	1	1	22	26
Allocated corporate expenses	20	17	23	13	(341)	(292)	—	—

Income (loss) before income taxes	30	30	100	102	(20)	(136)	634	287
Provision (benefit) for income taxes	7	9	37	37	(36)	(86)	189	53

Segment net income (loss)	$23	$21	$63	$65	$16	$(50)	$445	$234

Identifiable segment assets (period end)	$2,311	$2,252	$7,790	$5,874	$51,672	$41,062	$174,752	$157,039

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

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

●

general economic or business conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit or other services;

●

disruptions to the credit and financial markets, either nationally or globally, including the impact of a downgrade of U.S. government obligations by one of the credit ratings agencies and the adverse effects of the ongoing sovereign debt crisis in Europe;

●	changes in the interest rate environment may reduce net interest margins and/or the volumes and values of loans made or held as well as the value of other financial assets held;

●	competitive pressures among depository and other financial institutions may increase significantly;

●

legislative, regulatory or accounting changes, including changes resulting from the adoption and implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), may adversely affect the businesses in which BB&T is engaged;

●	local, state or federal taxing authorities may take tax positions that are adverse to BB&T;

●	reduction in BB&T’s credit ratings;

●	adverse changes may occur in the securities markets;

●	competitors of BB&T may have greater financial resources and develop products that enable them to compete more successfully than BB&T and may be subject to different regulatory standards than BB&T;

●

unpredictable natural or other disasters could have an adverse effect on BB&T in that such events could materially disrupt BB&T’s operations or the ability or willingness of BB&T’s customers to access the financial services BB&T offers;

●	costs or difficulties related to the integration of the businesses of BB&T and its merger partners may be greater than expected;

●	expected cost savings or revenue growth associated with completed mergers and acquisitions may not be fully realized or realized within the expected time frames; and

●	deposit attrition, customer loss and/or revenue loss following completed mergers and acquisitions may be greater than expected.

These and other risk factors are more fully described in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2011 under the section entitled “Item 1A. Risk Factors” and from time to time, in other filings with the Securities and Exchange Commission (“SEC”). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those expressed in or implied by any forward-looking statements. Except to the extent required by applicable law or regulation, BB&T undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Regulatory Considerations

BB&T and its subsidiaries and affiliates are subject to numerous examinations by federal and state banking regulators, as well as the SEC, the Financial Industry Regulatory Authority, and various state insurance and securities regulators. BB&T and its subsidiaries have from time to time received requests for information from regulatory authorities in various states, including state insurance commissions and state attorneys general, securities regulators and other regulatory authorities, concerning their business practices. Such requests are considered incidental to the normal conduct of business. Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2011 for additional disclosures with respect to laws and regulations affecting the Company’s businesses.

Critical Accounting Policies

The accounting and reporting policies of BB&T Corporation and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. BB&T’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Different assumptions in the application of these policies could result in material changes in BB&T’s consolidated financial position and/or consolidated results of operations and related disclosures. The more critical accounting and reporting policies include BB&T’s accounting for the allowance for credit losses, determining fair value of financial instruments, intangible assets and other purchase accounting related adjustments associated with mergers and acquisitions, costs and benefit obligations associated with BB&T’s pension and postretirement benefit plans, and income taxes. Understanding BB&T’s accounting policies is fundamental to understanding BB&T’s consolidated financial position and consolidated results of operations. Accordingly, BB&T’s critical accounting policies are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2011. BB&T’s significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in detail in Note 1 in the “Notes to Consolidated Financial Statements” in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no changes to BB&T’s significant accounting policies during the three months ended March 31, 2012. Additional disclosures regarding the effects of new accounting pronouncements are included in Note 1 “Basis of Presentation” included herein.

Executive Summary

Consolidated net income available to common shareholders for the first quarter of 2012 of $431 million was up 91.6% compared to $225 million earned during the same period in 2011. On a diluted per common share basis, earnings for the first quarter of 2012 were $0.61, up 90.6% compared to $0.32 for the same period in 2011. BB&T’s results of operations for the first quarter of 2012 produced an annualized return on average assets of 1.03% and an annualized return on average common shareholders’ equity of 9.75% compared to prior year ratios of 0.60% and 5.48%, respectively.

Total revenues, on a tax equivalent basis, were $2.3 billion for the first quarter of 2012, up $309 million compared to the first quarter of 2011. The increase in total revenues was due to $152 million of higher net interest income, primarily driven by an increase in earning assets and lower funding costs. The net interest margin was 3.93%, down 8 basis points compared to the first quarter of 2011. Noninterest income increased $157 million. The increase in noninterest income was largely attributable to $121 million of higher revenues from mortgage banking activities and a $21 million increase in insurance income. In addition, other income was up $38 million due to $74 million of fewer losses and write-downs on the commercial loans held for sale in connection with management’s nonperforming loan disposition strategy, partially offset by $42 million of increased write-downs on affordable housing investments due to revised estimates and processes used to value these investments. The increases were partially offset by a decline of $29 million from checkcard fees primarily due to the implementation of the Durbin amendment.

The provision for credit losses, excluding covered loans, for the first quarter of 2012 declined $55 million, or 16.2%, compared to the first quarter of 2011, as improving credit quality resulted in lower provision expense. Net charge-offs, excluding covered loans, for the first quarter of 2012 were $67 million lower than the first quarter of 2011.

Noninterest expenses were $1.4 billion for the first quarter of 2012, up slightly compared to the first quarter of 2011. The increase in noninterest expenses was primarily due to higher personnel costs, which were up $36 million compared to the first quarter of 2011. The increase in personnel costs was due to higher salaries and wages, as well as an increase in pension expense. In addition, other expenses were up $22 million due to a $15 million valuation loss on leveraged lease investments. These increases were partially offset by a reduction of $51 million in foreclosed property expenses due to fewer losses and lower carry costs and a $20 million reduction in regulatory charges due to lower deposit insurance expense.

The provision for income taxes was $189 million for the first quarter of 2012 compared to $53 million for the first quarter of 2011. This resulted in an effective tax rate for the first quarter of 2012 of 29.8% compared to 18.5% for the prior year’s first quarter. The increase in the effective tax rate was primarily due to higher levels of pre-tax earnings relative to permanent tax differences in 2012 compared to 2011. The current quarter also included $16 million in tax expense primarily due to changes in the treatment of certain credits related to affordable housing partnership investments.

Asset quality continued to show improvement during the first quarter of 2012. Total nonperforming assets, excluding covered assets, were $2.3 billion at March 31, 2012, a decrease of $194 million, or 7.9%, compared to December 31, 2011. The decline this quarter is the eighth consecutive quarterly decline in nonperforming assets. In addition, loan delinquencies improved significantly during the first quarter of 2012, with improvements in both loans 30-89 days past due and loans 90 days or more past due and still accruing interest.

BB&T’s total assets at March 31, 2012 were $174.8 billion, up slightly compared to December 31, 2011. Average loans held for investment grew 4.7% compared to the first quarter of 2011. The growth in average loans held for investment was broad based across all major portfolios. Average deposits increased 18.0% compared to the first quarter of 2011. In addition, the mix of the portfolio continues to improve with average noninterest-bearing deposits representing 21.0% of average deposits in the first quarter of 2012, compared to 19.9% in the same period of the prior year. The cost of interest-bearing deposits continued to decline during the first quarter and was 0.49% for the first quarter of 2012, compared to 0.82% for the first quarter of 2011.

Total shareholders’ equity increased $402 million, or 2.3%, compared to December 31, 2011. The Tier 1 common ratio was 10.0% and 9.7% at March 31, 2012 and December 31, 2011, respectively. In addition, the Tier 1 risk-based capital and total risk-based capital ratios were 12.7% and 16.2% at March 31, 2012, respectively, compared to 12.5% and 15.7%, respectively, at December 31, 2011. BB&T’s risk-based capital ratios remain well above regulatory standards for well-capitalized banks. As of March 31, 2012, measures of tangible capital were not required by the regulators and, therefore, were considered non-GAAP measures. Refer to the section titled “Capital Adequacy and Resources” herein for a discussion of how BB&T calculates and uses these measures in the evaluation of the Company.

In March, the Federal Reserve published the results of the 2012 Comprehensive Capital Analysis and Review. The regulators had no objections to BB&T’s 2012 capital plans submitted for review. Following the review, the Board of Directors increased the quarterly cash dividend 25% to $0.20.

On March 13, 2012, BB&T announced that it had entered into an amendment to its agreement to acquire Fort Lauderdale, Florida-based BankAtlantic, a wholly-owned subsidiary of BankAtlantic Bancorp. The core provisions of the original agreement remain unchanged. BB&T will acquire approximately $2.1 billion in loans and assume approximately $3.3 billion in deposits for an estimated premium of $301 million above the net asset value of BankAtlantic at closing. This represents a 9% deposit premium based on September 30, 2011 balances. The premium to be paid by BB&T is subject to adjustment based on actual deposit balances at close, but in no event will it exceed $316 million. Under the terms of the modified agreement, BB&T will assume BankAtlantic Bancorp’s obligations with respect to outstanding trust preferred securities, with an aggregate principal balance of approximately $285 million. In exchange for the assumption of these liabilities, BB&T will receive a 95% preferred interest (5% preferred interest will be held by BankAtlantic Bancorp) in a newly established LLC, that will hold a $423 million pool of loans and $17 million of other net assets (based on BankAtlantic’s book value gross of any reserves as of January 31, 2012). The pool of loans, which has an unpaid principal balance of approximately $500 million, represents a portion of the loans that were originally anticipated to be retained by BankAtlantic Bancorp pursuant to the original agreement. BankAtlantic Bancorp will also provide BB&T with an incremental $35 million guarantee to further assure BB&T’s recovery of the $285 million assumed liability. The LLC’s assets will be monetized over time and once BB&T has recovered $285 million in preference amount from the LLC, BB&T’s interest in the LLC will terminate. The acquisition is expected to close in the second quarter of 2012, subject to regulatory approvals.

On April 2, 2012, BB&T closed the acquisition of the life and property and casualty insurance operating divisions of Roseland, N.J.—based Crump Group Inc. The acquisition creates the largest independent wholesale distributor of life insurance and one of the largest providers of wholesale commercial insurance brokerage and specialty programs in the U.S. BB&T paid $570 million in cash to complete the transaction, which is expected to be accretive to earnings and to add approximately $300 million in annual revenue to Insurance Services. The acquisition did not include Crump’s retirement services business, Ascensus.

Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2011, for additional information with respect to BB&T’s recent accomplishments and significant challenges. The factors causing the fluctuations in the major balance sheet and income statement categories for the first quarter of 2012 compared to the corresponding period of 2011 are further discussed in the following sections.

Analysis Of Results Of Operations

Consolidated net income available to common shareholders totaled $431 million, which generated diluted earnings per common share of $0.61 in the first quarter of 2012. Net income available to common shareholders for the same period of 2011 totaled $225 million, which generated diluted earnings per common share of $0.32. The increase in earnings was driven by higher revenues and lower credit-related costs. BB&T’s results of operations for the first quarter of 2012 produced an annualized return on average assets of 1.03% and an annualized return on average common shareholders’ equity of 9.75%, compared to prior year returns of 0.60% and 5.48%, respectively.

The following table sets forth selected financial ratios for the last five calendar quarters.

Table 1

Annualized Profitability Measures

	Three Months Ended
	3/31/12	12/31/11	9/30/11	6/30/11	3/31/11
Rate of return on:
Average assets	1.03%	0.93%	0.89%	0.83%	0.60%
Average common shareholders’ equity	9.75	8.76	8.30	7.25	5.48
Net interest margin (taxable equivalent)	3.93	4.02	4.09	4.15	4.01

Net Interest Income and Net Interest Margin

Net interest income on a fully taxable-equivalent (“FTE”) basis was $1.5 billion for the first quarter of 2012, an increase of 11.5% compared to the same period in 2011. The higher net interest income was driven by an increase in earning assets and lower funding costs. For the quarter ended March 31, 2012, average earning assets increased $17.2 billion, or 12.9%, compared to the same period of 2011, while average interest-bearing liabilities increased $9.8 billion, or 8.6%. The net interest margin was 3.93% for the first quarter of 2012 compared to 4.01% for the same period of 2011. The 8 basis point decline in the net interest margin was due to runoff of covered assets and lower yields on new loans, which has been partially offset by lower funding costs.

The FTE yield on the average securities portfolio for the first quarter of 2012 was 2.70%, which represents an increase of 11 basis points compared to the annualized yield earned during the first quarter of 2011.

The annualized FTE yield for the total loan portfolio for the first quarter of 2012 was 5.56% compared to 5.94% in the first quarter of 2011. The decrease in the FTE yield on the total loan portfolio for the first three months of 2012 was primarily due to runoff of covered loans from the Colonial acquisition and lower yields on new loans due to the low interest-rate environment.

The average rate for interest-bearing deposits for the first quarter of 2012 was 0.49% compared to 0.82% for the same period in the prior year, reflecting a decrease in relatively higher-rate certificates of deposit and management’s ability to lower rates on other deposit products.

For the first quarter of 2012, the average annualized FTE rate paid on short-term borrowings was 0.23% compared to 0.30% during the first quarter of 2011. The average annualized rate paid on long-term debt for the first quarter of 2012 was 3.41% compared to 3.97% for the same period in 2011. The decline in the average rate paid on long-term debt reflects the positive impact of accelerated amortization from certain derivatives that were unwound in a gain position. The benefits from the derivatives gains are being amortized over the remaining expected life of the respective debt.

Management expects that the second quarter of 2012 net interest margin will be in the 3.80% to 3.90% range due to the continued runoff of the covered loan portfolio.

The following table provides information related to covered and acquired loans, covered securities and the FDIC loss sharing asset recognized in the Colonial acquisition. The table excludes all amounts related to other assets acquired and liabilities assumed in the acquisition.

Table 2

Revenue, Net of Provision Impact from Acquired Assets

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Interest income-loans	$228	$266
Interest income-securities	34	37

Total interest income	262	303
Provision for covered loans	(3)	—
Other-than-temporary impairment (“OTTI”) for covered securities	(4)	—
FDIC loss share income, net	(57)	(58)

Net revenue after provision for covered loans	$198	$245

FDIC loss share income, net
Offset to provision for covered loans	$3	$—
Accretion due to credit loss improvement	(57)	(50)
Offset to OTTI for covered securities	3	—
Accretion for securities	(6)	(8)

	$(57)	$(58)

Interest income for the first quarter of 2012 on loans and securities acquired in the Colonial acquisition decreased $41 million compared to the first quarter of 2011. Interest income on acquired loans decreased $38 million reflecting lower average loan balances partially offset by higher yields due to the cumulative impact of changes to expected cash flows based on the quarterly cash flow reassessment process required by acquisition accounting. The yield on covered and other acquired loans for the first quarter of 2012 was 19.49% compared to 18.09% in 2011. At March 31, 2012, the accretable yield balance on these loans was $1.4 billion. Accretable yield represents the excess of future cash flows above the current net carrying amount of loans and will be recognized into income over the remaining life of the covered and acquired loans.

During the three months ended March 31, 2012, the accretable yield of purchased nonimpaired loans and purchased impaired loans decreased $62 million and $69 million, respectively, due primarily to changes in the expected lives of loans.

The provision for covered loans was $3 million in the current quarter. There was no provision for covered loans in the first quarter of 2011. The first quarter of 2012 reassessment showed decreases in expected cash flows in certain loan pools that were partially offset by recoveries in other previously impaired loan pools.

FDIC loss share income, net was a negative $57 million for the first quarter of 2012, which was principally negative accretion attributable to the offset for the cumulative impact of cash flow reassessments for covered loans. The negative accretion related to the improvement in credit losses is recognized on a level yield basis over the life of the related FDIC loss share asset, which has a shorter weighted average life than the corresponding loans.

The following table sets forth the major components of net interest income and the related annualized yields and rates for the three months ended March 31, 2012 compared to the same period in 2011, as well as the variances between the periods caused by changes in interest rates versus changes in volumes. Changes attributable to the mix of assets and liabilities have been allocated proportionally between the changes due to rate and the changes due to volume.

Table 3

FTE Net Interest Income and Rate / Volume Analysis

Three Months Ended March 31, 2012 and 2011

	Average Balances		Annualized Yield/Rate		Income/Expense		Increase (Decrease)	Change due to
	2012	2011	2012	2011	2012	2011		Rate	Volume
	(Dollars in millions)
Assets
Total securities, at amortized cost (1)(2)
U.S. government-sponsored entities (GSE)	$820	$93	1.54%	2.41%	$3	$1	$2	$—	$2
Mortgage-backed securities issued by GSE	31,742	20,409	2.20	1.65	174	84	90	34	56
States and political subdivisions	1,858	1,969	5.84	5.55	27	27	—	1	(1)
Non-agency mortgage-backed securities	411	595	5.98	6.38	6	10	(4)	(1)	(3)
Other securities	532	750	1.64	1.56	2	3	(1)	—	(1)
Covered securities	1,226	1,243	11.02	12.06	34	37	(3)	(2)	(1)

Total securities	36,589	25,059	2.70	2.59	246	162	84	32	52
Other earning assets (3)	3,502	2,978	0.76	0.80	7	6	1	—	1
Loans and leases, net of unearned income (1)(4)(5)
Commercial:
Commercial and industrial	36,021	33,433	4.04	4.35	362	359	3	(27)	30
Commercial real estate-other	10,678	11,368	3.81	3.84	101	108	(7)	(1)	(6)
Commercial real estate-residential ADC	1,989	3,281	3.58	3.50	18	28	(10)	1	(11)
Direct retail lending	14,674	13,672	4.89	5.17	178	174	4	(10)	14
Sales finance	7,516	7,080	4.27	5.23	80	91	(11)	(16)	5
Revolving credit	2,175	2,082	8.51	8.90	46	46	—	(2)	2
Residential mortgage	21,056	17,926	4.54	4.97	239	223	16	(20)	36
Specialized lending	8,668	7,797	11.53	11.76	249	227	22	(5)	27
Other acquired	38	57	39.18	31.68	4	4	—	1	(1)

Total loans and leases held for investment (excluding covered loans)	102,815	96,696	4.99	5.27	1,277	1,260	17	(79)	96
Covered	4,672	5,927	19.32	17.96	224	262	(38)	19	(57)

Total loans and leases held for investment	107,487	102,623	5.61	6.00	1,501	1,522	(21)	(60)	39
Loans held for sale	2,916	2,671	3.62	3.48	26	23	3	1	2

Total loans and leases	110,403	105,294	5.56	5.94	1,527	1,545	(18)	(59)	41
Total earning assets	150,494	133,331	4.75	5.19	1,780	1,713	67	(27)	94

Nonearning assets	23,475	23,600

Total assets	$173,969	$156,931

Liabilities and Shareholders’ Equity
Interest-bearing deposits
Interest-checking	$19,712	$17,622	0.13	0.17	6	7	(1)	(2)	1
Money market and savings	45,667	38,724	0.19	0.42	22	40	(18)	(24)	6
Certificates and other time deposits	32,942	26,815	1.13	1.88	93	124	(31)	(55)	24
Foreign deposits—interest-bearing	112	1,463	0.03	(0.26)	—	—	—	—	—

Total interest-bearing deposits	98,433	84,624	0.49	0.82	121	171	(50)	(81)	31
Federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds (1)	3,452	7,286	0.23	0.30	1	5	(4)	(1)	(3)
Long-term debt	21,720	21,879	3.41	3.97	185	216	(31)	(29)	(2)

Total interest-bearing liabilities	123,605	113,789	1.00	1.39	307	392	(85)	(111)	26

Noninterest-bearing deposits	26,173	20,990
Other liabilities	6,362	5,479
Shareholders’ equity	17,829	16,673

Total liabilities and shareholders’ equity	$173,969	$156,931

Average interest rate spread			3.75%	3.80%

Net interest margin/ net interest income			3.93%	4.01%	$1,473	$1,321	$152	$84	$68

Taxable equivalent adjustment					$37	$36

(1)	Yields are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Total securities include securities available for sale and securities held to maturity.
(3)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, trading securities, FHLB stock and other earning assets.
(4)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(5)	Nonaccrual loans have been included in the average balances.

Provision for Credit Losses

The provision for credit losses totaled $288 million (including $3 million for covered loans) for the first quarter of 2012 compared to $340 million for the first quarter of 2011. Overall, the provision for credit losses declined due to improving credit trends and outlook, as net charge-offs were down 12.9% (or 16.6% excluding covered loan charge-offs) compared to the first quarter of 2011. The decrease in the overall provision for credit losses reflects increases for commercial and industrial loans and direct retail loans, which were offset by reductions in commercial real estate, residential mortgage and revolving credit loans due to updates to loss estimate factors. The impact of these changes resulted in higher provision expense for the Community Banking segment and lower provision for Residential Mortgage Banking.

Net charge-offs were 1.28% of average loans and leases on an annualized basis (or 1.28% excluding covered loans) for the first quarter of 2012 compared to 1.56% of average loans and leases (or 1.65% excluding covered loans) for the same period in 2011. Management expects net charge-offs to approximate 1.25% in the second quarter of 2012 and trend lower throughout the remainder of the year.

Noninterest Income

Noninterest income for the three months ended March 31, 2012 totaled $871 million, compared to $714 million for the same period in 2011, an increase of $157 million, or 22.0%. The increase in noninterest income was driven by record mortgage banking income and growth in insurance income, which was partially offset by lower checkcard fees.

Insurance income, which is BB&T’s largest source of noninterest income, totaled $271 million for the first quarter of 2012, which was up 8.4% compared to the same three-month period of 2011. The increase in insurance income reflects the impact of acquisitions in the fourth quarter of 2011 and improved performance across most business lines.

Service charges on deposit accounts totaled $137 million in the first quarter of 2012, an increase of $2 million, or 1.5%, compared to the same quarter of 2011. The increase in service charges was primarily due to higher account maintenance and service fees, partially offset by lower revenues from overdrafts.

Mortgage banking income totaled $216 million in the first quarter of 2012, an increase of $121 million compared to $95 million earned in the first quarter of 2011. This increase is primarily due to $93 million in higher gains on residential mortgage loan production due to wider margins and increased sales volumes. Included in mortgage banking income during the first quarter of 2012 was a gain of $40 million from the net valuation of residential mortgage servicing rights. This compares to a net gain of $2 million in the first quarter of 2011. Included in the first quarter 2012 net valuation adjustment is a $93 million increase in the fair value of mortgage servicing rights, primarily due to a decrease in prepayment speeds, partially offset by $53 million of losses from derivative financial instruments used to manage the economic risk of the mortgage servicing rights.

Securities losses, net of gains and including other-than-temporary impairment charges, totaled $9 million for the first quarter of 2012. This includes $4 million of losses from the sale of non-agency mortgage backed securities and $5 million of other-than-temporary impairment charges. The other-than-temporary impairment charges for the first quarter of 2012 include $4 million related to covered securities.

Other noninterest income, including investment banking and brokerage fees and commissions, checkcard fees, bankcard fees and merchant discounts, trust and investment advisory revenues, income from bank-owned life insurance, and FDIC loss share income totaled $256 million during the first quarter of 2012, compared with $234 million for the same period of 2011. This increase was primarily due to $74 million of losses and write-downs recorded on commercial loans held for sale in the first quarter of 2011. Offsetting this increase was $42 million of increased write-downs on affordable housing investments due to revised estimates and processes used to value these investments and a $29 million decrease in checkcard fees primarily due to the implementation of the Durbin amendment on October 1, 2011.

Noninterest Expense

Noninterest expenses totaled $1.4 billion for the first quarter of 2012, a slight increase over the same period a year ago.

Personnel expense, the largest component of noninterest expense, was $730 million for the current quarter compared to $694 million for the same period in 2011, an increase of $36 million, or 5.2%. This growth primarily resulted from increases of $20 million in salaries and $15 million for pension expense. The increase in pension expense was primarily due to a change in the discount rate.

Foreclosed property expenses include the gain or loss on sale of foreclosed property, valuation adjustments resulting from updated appraisals, and the ongoing expense of maintaining foreclosed properties. Foreclosed property expense for the three months ended March 31, 2012 totaled $92 million compared to $143 million for the first quarter of 2011. Foreclosed property expenses were lower due to fewer losses and write-downs and lower maintenance costs due to a reduction in inventory compared to the prior year. Management expects foreclosed property expense to be at a similar level in the second quarter of 2012 and to trend downward in the second half of the year, as the inventory continues to decline.

Occupancy and equipment expense for the three months ended March 31, 2012 totaled $153 million, a slight decrease compared to $154 million for the first quarter of 2011.

Other noninterest expenses, including loan processing expenses, regulatory charges, professional services, software expense, amortization of intangibles, and merger-related and restructuring charges, totaled $410 million for the current quarter, an increase of $29 million, or 7.6%, compared to the same period of 2011. The increase in other noninterest expenses includes a $15 million write-down for the April settlement of the last remaining leveraged leases and an increase of $14 million for merger-related and restructuring charges, primarily due to charges associated with management’s expense optimization efforts and costs related to the BankAtlantic and Crump acquisitions. Regulatory charges decreased $20 million, or 32.8%, as a result of improved credit quality that has led to lower deposit insurance premiums.

Noninterest expenses remain elevated due to higher costs associated with the credit environment. This includes higher foreclosed property expenses, personnel costs and other expenses associated with collections and problem loan workouts. Management expects that as the levels of nonperforming assets decline these costs will decrease.

Merger-Related and Restructuring Activities

Management expects merger-related and restructuring charges to be approximately $40-$50 million in the second quarter of 2012 due to the acquisitions of Crump and BankAtlantic. At March 31, 2012 and December 31, 2011, there were $25 million and $20 million, respectively, of merger-related and restructuring accruals. Merger and restructuring accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at March 31, 2012 are expected to be utilized within one year, unless they relate to specific contracts that expire later.

Provision for Income Taxes

The provision for income taxes was $189 million for the first quarter of 2012, an increase of $136 million compared to the same period of 2011, primarily due to higher pre-tax income. BB&T’s effective income tax rates for the first quarters of 2012 and 2011 were 29.8% and 18.5%, respectively. The higher effective tax rate in the current year is primarily the result of higher pre-tax income relative to permanent tax differences. In addition, the current quarter includes $16 million in tax expense primarily due to changes in the treatment of certain credits related to affordable housing partnership investments.

BB&T has extended credit to, and invested in, the obligations of states and municipalities and their agencies, and has made other investments and loans that produce tax-exempt income. The income generated from these investments, together with certain other transactions that have favorable tax treatment, have reduced BB&T’s overall effective tax rate from the statutory rate in 2012 and 2011.

Management currently expects the effective tax rate to be in the mid-20% range for the remainder of 2012.

Refer to Note 11 “Income Taxes” in the “Notes to Consolidated Financial Statements” for a discussion of uncertain tax positions and other tax matters.

Segment Results

BB&T’s operations are divided into six reportable business segments: Community Banking, Residential Mortgage Banking, Dealer Financial Services, Specialized Lending, Insurance Services, and Financial Services. These operating segments have been identified based on BB&T’s organizational structure. See Note 17 “Operating Segments” in the “Notes to Consolidated Financial Statements” contained herein and BB&T’s Annual Report on Form 10-K for the year ended December 31, 2011, for additional disclosures related to BB&T’s reportable business segments. Fluctuations in noninterest income and noninterest expense incurred directly by the operating segments are more fully discussed in the “Noninterest Income” and “Noninterest Expense” sections above. The following table reflects the net income (loss) for each of BB&T’s operating segments:

Table 4

BB&T Corporation

Net Income by Reportable Segments

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Community Banking	$105	$93
Residential Mortgage Banking	128	(5)
Dealer Financial Services	57	47
Specialized Lending	53	63
Insurance Services	23	21
Financial Services	63	65
Other, Treasury and Corporate	16	(50)

BB&T Corporation	$445	$234

Community Banking reported net income of $105 million compared to $93 million in the prior year. The $12 million increase in net income attributable to the Community Banking segment was primarily due to a $75 million increase in noninterest income and a $51 million decrease in noninterest expense. Noninterest income growth was driven by higher mortgage banking referral income and lower losses on commercial loans held for sale. The decrease in noninterest expense was primarily the result of lower foreclosed property expenses and lower FDIC insurance charges allocated to Community Banking. Higher noninterest income and lower noninterest expense was offset by a $51 million increase in the allocated provision for loan and lease losses and a $37 million decrease in net interest income and intersegment net interest income. The higher loan loss provision was driven by reserve adjustments and growth in the direct retail loan portfolio as compared to the prior year. The decrease in net interest income and intersegment net interest income was primarily driven by lower funds transfer pricing (“FTP”) credits earned on deposits related to the decline in the FTP liquidity premiums from the prior year, partially offset by a corresponding decrease in FTP charges on loans. The decrease in net FTP was further offset by improvements in the deposit mix as a result of growth in transaction account balances and a decline in client certificates of deposits.

Residential Mortgage Banking reported net income of $128 million compared to a $5 million net loss in the prior year. This improvement was primarily due to a $120 million increase in noninterest income primarily due to higher mortgage loan sales, improved margins and an increase in the fair value of the mortgage servicing asset. The increase in the fair value of the mortgage servicing asset was partially offset by losses on derivatives hedging the value of the asset. In addition, Residential Mortgage Banking benefited from a $101 million decrease in the allocated provision for loan and lease losses as a result of improving credit trends in the Bank’s residential mortgage loan portfolio and updates to loss factors. Offsetting higher noninterest income and lower provision expenses was a $22 million increase in noninterest expense associated with the increased loan originations, as well as an $80 million increase in the provision for income taxes.

Dealer Financial Services reported net income of $57 million compared to $47 million in the prior year. The increase was primarily due to a $14 million increase in net interest income and intersegment net interest income, as Regional Acceptance Corporation generated higher margins on new originations in its loan portfolio due to lower FTP cost of funding as interest rates have remained low and relatively stable, coupled with growth in the loan portfolio.

Specialized Lending reported net income of $53 million compared to $63 million in the prior year. The $10 million decrease in net income for the Specialized Lending segment was primarily due to a $23 million increase in the allocated provision for loan and lease losses, offset by an $18 million increase in net interest income and intersegment net interest income. Net interest income and intersegment net interest income growth was driven by Sheffield Financial’s loan portfolio growth from expanded dealer financing relationships, as well as Mortgage Warehouse Lending’s loan portfolio growth from new relationships, higher commitment levels, and higher line usage.

Insurance Services reported net income of $23 million compared to $21 million in the prior year. Noninterest income increased $21 million over the prior year primarily driven by higher commissions on property and casualty insurance and employee benefits. Employee benefits commission growth was primarily attributable to two companies acquired in the fourth quarter of 2011: Precept, a full-service employee benefits consulting and administrative solutions firm with offices in Irvine and San Ramon, California, and Liberty Benefit Insurance Services, a full-service employee benefits broker located in San Jose, California. Higher noninterest income growth was offset by a $17 million increase in noninterest expense, primarily as a result of higher personnel costs.

Financial Services reported net income of $63 million compared to $65 million in the prior year. The $2 million decrease in net income was primarily due to a $23 million increase in the allocated provision for loan and lease losses and a $20 million increase in noninterest expense and allocated corporate expenses. Higher noninterest expenses were driven by personnel costs, service center allocations, and professional services primarily resulting from growth in the segment. The higher loan loss provision was driven by growth in the loan portfolio as compared to the prior year, coupled with reserve adjustments in the prior year related to credit quality trends. Higher provision and noninterest expenses were offset by a $28 million increase in net interest income and intersegment net interest income and a $12 million increase in noninterest income. The increase in net interest income and intersegment net interest income was driven by strong growth in Corporate Banking’s loans and deposits and increased BB&T Wealth lending. Corporate Banking’s loan growth of 58.6% and transaction deposit growth of 73.9% was generated through both geographic expansion and the addition of industry sector expertise. Corporate Banking continues to increase its syndicated lending efforts to support its expanded customer base. Captured within the intersegment interest income for Financial Services is the net interest margin and FTP for the loans and deposits assigned to the Wealth Division that are housed in the Community Bank. The increase in noninterest income was driven by strong core growth across Financial Services’ fee-based businesses.

Analysis Of Financial Condition

Investment Activities

The total securities portfolio was $37.9 billion at March 31, 2012, an increase of $1.5 billion compared with December 31, 2011. As of March 31, 2012, the securities portfolio includes $24.4 billion of available-for-sale securities and $13.5 billion of securities held to maturity. Management holds a portion of BB&T’s securities portfolio as held-to-maturity to mitigate possible negative impacts on its regulatory capital under the proposed Basel III capital guidelines. The effective duration of the securities portfolio was 3.8 years at March 31, 2012 compared to 3.3 years at December 31, 2011. The duration of the securities portfolio excludes equity securities, auction rate securities and certain non-agency mortgage-backed securities that were acquired in the Colonial acquisition.

Average securities for the first quarter of 2012 were $36.6 billion, an increase of $11.5 billion, or 46.0%, compared with the average balance during the first quarter of 2011. The increase in the average securities portfolio reflects the purchase of additional GNMA securities in the latter half of 2011 as part of management’s strategy to comply with the proposed Basel III liquidity guidelines.

See Note 2 “Securities” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to BB&T’s evaluation of securities for other-than-temporary impairment.

Lending Activities

For the first quarter of 2012, average total loans were $110.4 billion, an increase of $5.1 billion, or 4.9%, compared to the same period in 2011. Average loans held for investment were $107.5 billion for the first quarter of 2012, a 4.7% increase compared to $102.6 billion for the corresponding period of the prior year. The growth in average loans held for investment was broad-based and across all of the major lending portfolios.

The following table presents the composition of average loans and leases:

Table 5

Composition of Average Loans and Leases

	Three Months Ended March 31,
	2012		2011
	Balance	% of total	Balance	% of total
	(Dollars in millions)
Commercial loans and leases:
Commercial and industrial	$36,021	32.6%	$33,433	31.8%
Commercial real estate - other	10,678	9.7	11,368	10.8
Commercial real estate - residential ADC (1)	1,989	1.8	3,281	3.1
Direct retail lending	14,674	13.3	13,672	13.0
Sales finance	7,516	6.8	7,080	6.7
Revolving credit	2,175	2.0	2,082	2.0
Residential mortgage	21,056	19.1	17,926	17.0
Other lending subsidiaries	8,668	7.9	7,797	7.4
Other acquired	38	—	57	0.1

Total average loans and leases held for investment (excluding covered loans)	102,815	93.2	96,696	91.9
Covered	4,672	4.2	5,927	5.6

Total average loans and leases held for investment	107,487	97.4	102,623	97.5
Loans held for sale	2,916	2.6	2,671	2.5

Total average loans and leases	$110,403	100.0%	$105,294	100.0%

(1)	Commercial real estate - residential ADC represents residential acquisition, development and construction loans.

Average commercial and industrial loans were up 7.7% for the first quarter of 2012 compared to the corresponding period of 2011. The increase in the commercial and industrial portfolio is largely a result of management’s focused efforts at growing this component of the loan portfolio. Average commercial real estate - residential, acquisition and development loans (“ADC”) declined $1.3 billion for the first quarter of 2012 compared to the same period of 2011. The decline in this portfolio reflects management’s decision to lower exposures to higher-risk real estate lending. The balance of the ADC portfolio was $1.8 billion as of March 31, 2012. Average commercial real estate - other loans for the first quarter of 2012 declined 6.1% compared to the first quarter of 2011. The decline in this portfolio is primarily due to runoff of certain segments of the portfolio.

Average direct retail loans grew $1.0 billion, or 7.3%, for the first quarter of 2012 compared to the first quarter of 2011. This portfolio is primarily home equity loans and lines to individuals. Demand for home equity loans improved during the second quarter of 2011 and balances have increased for each of the last four quarters. Average direct retail loans increased 15.2%, on an annualized basis, compared to the fourth quarter of 2011.

Average residential mortgage loans held for investment increased $3.1 billion, or 17.5%, for the first quarter of 2012 compared to the corresponding period of 2011, as management continues to retain certain residential mortgage loans in the held for investment portfolio.

Average sales finance loans increased 6.2% for the first quarter of 2012 compared to the corresponding period in 2011 as prime automobile lending continues to perform well.

Average loans held by BB&T’s other lending subsidiaries increased 11.2% for the first three months of 2012 compared to the corresponding period of 2011. The growth in this portfolio was primarily in equipment finance and consumer finance.

Average loans held for sale increased $245 million, or 9.2%, for the first quarter compared to the same period in 2011 due to growth of $642 million, or 31.5%, in average residential mortgage loans held for sale as a result of the historic low-rate environment. In addition, average commercial mortgage loans held for sale, were up $93 million in the first quarter of 2012. These increases were partially offset by a decline of $491 million in average commercial loans held for sale that were still held in 2011, as part of management’s nonperforming loan disposition efforts. All commercial loans held for sale were disposed of prior to the end of 2011.

Average total loans held for investment increased an annualized 6.4% in the first quarter of 2012 compared to the fourth quarter of 2011. Management currently expects average total loans held for investment to increase in the range of 5% to 7% annualized for the second quarter of 2012 compared to the first quarter, excluding BankAtlantic, contingent on overall economic conditions remaining relatively stable.

Asset Quality

BB&T’s asset quality continued to improve during the first quarter of 2012. Nonperforming assets, which includes foreclosed real estate, repossessions, nonaccrual loans and certain restructured loans, totaled $2.6 billion (or $2.3 billion excluding covered foreclosed property) at March 31, 2012, compared to $2.8 billion (or $2.5 billion excluding covered foreclosed property) at December 31, 2011. The 7.9% decrease in nonperforming assets, excluding covered foreclosed property, was primarily due to a decline of $158 million in foreclosed real estate. Nonperforming assets have decreased for eight consecutive quarters and are at their lowest level since December 31, 2008. Management expects nonperforming assets will continue to trend lower in the range of 5-10% for the second quarter of 2012, assuming no significant economic downturn. Refer to Table 8 for an analysis of the changes in nonperforming assets during the first quarter of 2012. As a percentage of loans and leases plus foreclosed property, nonperforming assets were 2.35% at March 31, 2012 (or 2.12% excluding covered loans and foreclosed property) compared with 2.52% (or 2.29% excluding covered loans and foreclosed property) at December 31, 2011.

The current inventory of foreclosed real estate, excluding amounts covered under FDIC loss sharing agreements, totaled $378 million as of March 31, 2012. This includes land and lots, which totaled $217 million and had been held for approximately 16 months on average. The remaining foreclosed real estate of $161 million, which is primarily single family residential and commercial real estate, had an average holding period of 11 months.

Loan delinquencies improved significantly during the first quarter of 2012. Loans 90 days or more past due and still accruing interest, excluding government guaranteed loans and loans covered by FDIC loss share agreements, totaled $157 million at March 31, 2012, compared with $202 million at year-end 2011, a decline of 22.3%. Loans 30-89 days past due, excluding government guaranteed loans and loans covered by FDIC loss share agreements, totaled $870 million at March 31, 2012, which was a decline of $262 million, or 23.1%, compared with $1.1 billion at year-end 2011.

Substantially all of the loans acquired in the Colonial acquisition are covered by loss sharing agreements with the FDIC, whereby the FDIC reimburses BB&T for the majority of the losses incurred. Given the significant amount of covered loans that are past due but still accruing, BB&T believes the inclusion of these loans in certain asset quality ratios including “Loans 30-89 days past due and still accruing as a percentage of total loans and leases,” “Loans 90 days or more past due and still accruing as a percentage of total loans and leases,” “Nonperforming loans and leases as a percentage of total loans and leases” and certain other asset quality ratios that reflect nonperforming assets in the numerator or denominator (or both) results in significant distortion to these ratios. In addition, because loan level charge-offs related to the acquired loans are not recognized in the financial statements until the cumulative amounts exceed the original loss projections on a pool basis, the net charge-off ratio for the acquired loans is not consistent with the net charge-off ratio for other loan portfolios. The inclusion of these loans in the asset quality ratios described above could result in a lack of comparability across quarters or years, and could negatively impact comparability with other portfolios that were not impacted by acquisition accounting. BB&T believes that the presentation of asset quality measures excluding covered loans and related amounts from both the numerator and denominator provides better perspective into underlying trends related to the quality of its loan portfolio. Accordingly, the asset quality measures in Table 7 present asset quality information both on a consolidated basis as well as excluding the covered assets and related amounts. In addition, BB&T has excluded mortgage loans that are guaranteed by the government, primarily FHA/VA loans, from its asset quality metrics as these loans are recoverable through various government guarantees. Finally, BB&T has recorded on the balance sheet certain amounts related to delinquent GNMA loans serviced for others that BB&T has the option, but not the obligation, to repurchase and has effectively regained control. These amounts are also excluded from asset quality metrics as reimbursement of insured amounts is proceeding in accordance with investor guidelines. The amount of government guaranteed mortgage loans and GNMA loans serviced for others that have been excluded are noted in the footnotes to Table 6.

BB&T’s potential problem loans include loans on nonaccrual status or past due as disclosed in Table 6. In addition, for its commercial portfolio segment, loans that are rated special mention or substandard performing are closely monitored by management as potential problem loans. Refer to Note 4 “Allowance for Credit Losses” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to these potential problem loans.

The following tables summarize asset quality information for the past five quarters.

Table 6

Asset Quality

	Three Months Ended
	3/31/2012	12/31/2011	9/30/2011	6/30/2011	3/31/2011
	(Dollars in millions)
Nonperforming assets (1)
Nonaccrual loans and leases
Commercial:
Commercial and industrial	$685	$582	$579	$611	$594
Commercial real estate - other	312	394	438	467	508
Commercial real estate - residential ADC	312	376	428	460	568
Direct retail lending	139	142	151	172	182
Sales finance	15	7	7	7	9
Residential mortgage (6)	320	308	298	292	511
Other lending subsidiaries	60	63	56	52	55

Total nonaccrual loans and leases held for investment	1,843	1,872	1,957	2,061	2,427
Loans held for sale	—	—	26	116	189

Total nonaccrual loans and leases	1,843	1,872	1,983	2,177	2,616
Foreclosed real estate (2)	378	536	950	1,147	1,211
Other foreclosed property	35	42	36	29	36

Total nonperforming assets (excluding covered assets) (1)(6)(2)	$2,256	$2,450	$2,969	$3,353	$3,863

Performing troubled debt restructurings (TDRs) (3)
Commercial:
Commercial and industrial	$76	$74	$64	$100	$125
Commercial real estate - other	82	117	124	153	233
Commercial real estate - residential ADC	30	44	55	105	120
Direct retail lending	117	146	141	143	146
Sales finance	7	8	6	6	5
Revolving credit	61	62	63	62	62
Residential mortgage (7)	589	608	568	570	587
Other lending subsidiaries	53	50	46	39	31

Total performing TDRs (3)(7)	$1,015	$1,109	$1,067	$1,178	$1,309

Loans 90 days or more past due and still accruing
Commercial:
Commercial and industrial	$2	$2	$1	$4	$6
Commercial real estate - other	1	—	2	4	20
Commercial real estate - residential ADC	—	—	—	—	5
Direct retail lending	48	55	52	59	59
Sales finance	13	18	19	21	23
Revolving credit	14	17	15	16	18
Residential mortgage (8)(10)	72	104	91	90	124
Other lending subsidiaries	6	5	5	7	6
Other acquired	1	1	2	2	2

Total loans 90 days or more past due and still accruing (excluding covered loans) (4)(8)(10)	$157	$202	$187	$203	$263

Loans 30-89 days past due
Commercial:
Commercial and industrial	$62	$85	$76	$72	$137
Commercial real estate - other	26	22	27	35	54
Commercial real estate - residential ADC	8	14	27	25	40
Direct retail lending	135	161	148	154	166
Sales finance	50	75	67	68	67
Revolving credit	20	22	23	22	24
Residential mortgage (9)(11)	397	479	445	426	444
Other lending subsidiaries	172	273	243	198	166
Other acquired	—	1	1	—	1

Total loans 30 - 89 days past due (excluding covered loans) (5)(9)(11)	$870	$1,132	$1,057	$1,000	$1,099

(1)	Covered and other acquired loans are considered to be performing due to the application of the accretion method. Covered loans that are contractually past due are noted in the footnotes below.
(2)	Excludes foreclosed real estate totaling $364 million, $378 million, $355 million, $348 million and $362 million at March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011, and March 31, 2011, respectively, that are covered by FDIC loss sharing agreements.
(3)	Excludes TDRs that are nonperforming totaling $263 million, $280 million, $319 million, $381 million and $479 million at March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011, and March 31, 2011, respectively. These amounts are included in total nonperforming assets.
(4)	Excludes loans 90 days or more past due that are covered by FDIC loss sharing agreements totaling $677 million, $736 million, $872 million, $935 million and $1.2 billion at March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011, and March 31, 2011, respectively.
(5)	Excludes loans past due 30-89 days that are covered by FDIC loss sharing agreements totaling $258 million, $222 million, $211 million, $308 million and $252 million at March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011, and March 31, 2011, respectively.
(6)	Includes a reduction of $231 million in mortgage loans during the second quarter of 2011 in connection with BB&T’s NPA disposition strategy.
(7)	Excludes restructured mortgage loans that are government guaranteed totaling $242 million, $236 million, $214 million, $184 million and $148 million at March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011, and March 31, 2011, respectively. Includes mortgage loans held for sale.
(8)	Excludes mortgage loans 90 days or more past due that are government guaranteed totaling $218 million, $206 million, $185 million, $162 million and $187 million at March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011, and March 31, 2011, respectively. Includes past due mortgage loans held for sale.
(9)	Excludes mortgage loans past due 30-89 days that are government guaranteed totaling $82 million, $91 million, $82 million, $78 million and $71 million at March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011, and March 31, 2011, respectively. Includes past due mortgage loans held for sale.
(10)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase that are 90 days or more past due totaling $439 million, $426 million, $389 million, $389 million and $406 million at March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011, and March 31, 2011, respectively.
(11)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase that are past due 30-89 days totaling $5 million, $7 million, $7 million, $7 million and $6 million at March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011, and March 31, 2011, respectively.

Table 7

Asset Quality Ratios

	As of / For the Three Months Ended
	3/31/2012		12/31/2011		9/30/2011		6/30/2011		3/31/2011
Asset Quality Ratios (including covered assets)
Loans 30 - 89 days past due and still accruing as a percentage of total loans and leases (1)(2)	1.02%		1.22%		1.18%		1.24%		1.29%
Loans 90 days or more past due and still accruing as a percentage of total loans and leases (1)(2)	0.75		0.84		0.99		1.08		1.36
Nonperforming loans and leases as a percentage of total loans and leases	1.67		1.68		1.85		2.07		2.49
Nonperforming assets as a percentage of:
Total assets	1.50		1.62		1.98		2.32		2.69
Loans and leases plus foreclosed property	2.35		2.52		3.05		3.46		3.97
Net charge-offs as a percentage of average loans and leases	1.28		1.44		1.57		1.71		1.56
Allowance for loan and lease losses as a percentage of loans and leases held for investment	2.02		2.10		2.25		2.43		2.58
Ratio of allowance for loan and lease losses to:
Net charge-offs	1.54	x	1.45	x	1.42	x	1.41	x	1.61	x
Nonperforming loans and leases held for investment	1.18		1.21		1.20		1.22		1.09

Asset Quality Ratios (excluding covered assets) (3)
Loans 30 - 89 days past due and still accruing as a percentage of total loans and leases (1)(2)	0.82%		1.06%		1.03%		1.00%		1.11%
Loans 90 days or more past due and still accruing as a percentage of total loans and leases (1)(2)	0.15		0.19		0.18		0.20		0.27
Nonperforming loans and leases as a percentage of total loans and leases	1.74		1.76		1.94		2.18		2.64
Nonperforming assets as a percentage of:
Total assets	1.33		1.45		1.83		2.18		2.56
Loans and leases plus foreclosed property	2.12		2.29		2.88		3.32		3.85
Net charge-offs as a percentage of average loans and leases (4)	1.28		1.46		1.44		1.80		1.65
Allowance for loan and lease losses as a percentage of loans and leases held for investment	1.97		2.05		2.25		2.41		2.58
Ratio of allowance for loan and lease losses to:
Net charge-offs	1.51	x	1.40	x	1.55	x	1.32	x	1.52	x
Nonperforming loans and leases held for investment	1.11		1.13		1.15		1.14		1.03

Applicable ratios are annualized.

(1)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase. Refer to the footnotes of Table 6 for amounts related to these loans.
(2)	Excludes mortgage loans guaranteed by the government. Refer to the footnotes of Table 6 for amounts related to these loans.
(3)	These asset quality ratios have been adjusted to remove the impact of covered loans and covered foreclosed property. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios. Management believes the inclusion of covered loans in certain asset quality ratios that include nonperforming assets, past due loans or net charge-offs in the numerator or denominator results in distortion of these ratios and they may not be comparable to other periods presented or to other portfolios that were not impacted by purchase accounting.
(4)	Excluding the impact of losses and balances associated with BB&T’s NPA disposition strategy, the adjusted net charge-offs ratio would have been 1.46% for the second quarter 2011.

Certain of BB&T’s residential mortgage loans have an initial period where the borrower is only required to pay the periodic interest. After the interest period, the loan will require both the payment of interest and principal over the remaining term. As of March 31, 2012, approximately 10% of the outstanding balance of residential mortgage loans is in the interest-only phase, compared to 11% at December 31, 2011. Approximately 17% of the balances at March 31, 2012, will begin amortizing within the next three years. As of March 31, 2012, 3.9% of these interest-only loans are 30 days or more past due and still accruing and 2.9% are on nonaccrual status, compared to 4.3% and 2.8%, respectively, at December 31, 2011.

BB&T’s home equity lines, which are a component of the direct retail portfolio, generally require the payment of interest only during the first 15 years after origination. After this initial period, the outstanding balance begins amortizing and requires the payment of both interest and principal. At March 31, 2012 and December 31, 2011, approximately 66% of the outstanding balance of home equity lines is currently in the interest-only phase and less than 5% of these balances will begin amortizing within the next three years. The delinquency rate of interest-only lines is similar to amortizing lines.

The following table presents the changes in nonperforming assets, excluding covered foreclosed property, during the first quarter of 2012 and 2011.

Table 8

Rollforward of Nonperforming Assets

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Balance at January 1,	$2,450	$3,971
New nonperforming assets	737	1,041
Advances and principal increases	45	15
Disposals of foreclosed assets	(236)	(223)
Disposals of nonperforming loans (1)	(193)	(323)
Charge-offs and losses	(317)	(398)
Payments	(142)	(135)
Transfers to performing status	(88)	(85)

Balance at March 31,	$2,256	$3,863

(1)	Includes charge-offs and losses recorded upon sale of $45 million and $73 million for the three months ended March 31, 2012 and 2011, respectively.

Troubled debt restructurings (“restructurings”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term. As a result, BB&T will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. To facilitate this process, a concessionary modification that would not otherwise be considered may be granted resulting in classification of the loan as a restructuring. Refer to Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in the Annual Report on Form 10-K for the year ended December 31, 2011 for additional policy information regarding restructurings.

BB&T’s performing restructured loans, excluding government guaranteed mortgage loans, totaled $1.0 billion at March 31, 2012, a decrease of $94 million, or 8.5%, compared with December 31, 2011. The decline was primarily related to commercial performing restructurings and direct retail restructurings. The decline in direct retail restructurings was largely due to the removal of TDRs due to performance under the modified terms for the required time period (generally a minimum of six months). The following table provides a summary of commercial performing restructuring activity during the three months ended March 31, 2012 and 2011.

Table 9

Rollforward of Commercial Performing Restructured Loans

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Balance at January 1,	$235	$657
Inflows	31	43
Payments and payoffs	(10)	(44)
Transfers to nonperforming restructurings, net	(29)	(71)
Removal due to the passage of time	(24)	(67)
Non-concessionary re-modifications	(15)	(40)

Balance at March 31,	$188	$478

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

The following table provides further details regarding the payment status of TDRs outstanding at March 31, 2012.

Table 10

Troubled Debt Restructurings

	March 31, 2012
	Current Status		Past Due 30-89 Days (1)		Past Due 90 Days Or More (1)		Total
	(Dollars in millions)
Performing restructurings:
Commercial loans:
Commercial and industrial	$75	98.7%	$—	—%	$1	1.3%	$76
Commercial real estate - other	81	98.8	1	1.2	—	—	82
Commercial real estate - residential ADC	30	100.0	—	—	—	—	30
Direct retail lending	109	93.1	7	6.0	1	0.9	117
Sales finance	6	85.7	—	—	1	14.3	7
Revolving credit	50	82.0	6	9.8	5	8.2	61
Residential mortgage (2)	504	85.6	72	12.2	13	2.2	589
Other lending subsidiaries	48	90.6	5	9.4	—	—	53

Total performing restructurings (2)	903	88.9	91	9.0	21	2.1	1,015
Nonperforming restructurings (3)	79	30.1	43	16.3	141	53.6	263

Total restructurings (2)	$982	76.8	$134	10.5	$162	12.7	$1,278

(1)	Past due performing restructurings are included in past due disclosures.
(2)	Excludes restructured mortgage loans that are government guaranteed totaling $242 million.
(3)	Nonperforming restructurings are included in nonaccrual loan disclosures.

Allowance for Credit Losses

The allowance for credit losses, which consists of the allowance for loan and lease losses and the reserve for unfunded lending commitments, totaled $2.2 billion and $2.3 billion at March 31, 2012 and December 31, 2011, respectively. The allowance for loan and lease losses amounted to 2.02% of loans and leases held for investment at March 31, 2012 (or 1.97% excluding covered loans), compared to 2.10% (or 2.05% excluding covered loans) at year-end 2011. The decline in the allowance for loan and lease losses reflects continued improvement in the credit quality of the loan portfolio. The decrease in the overall allowance reflects increases for commercial and industrial loans and direct retail loans, which were offset by reductions in commercial real estate, residential mortgage and revolving credit due to updates to loss estimate factors. The allowance for impaired loans decreased from 15.4% at December 31, 2011 to 13.3% at March 31, 2012, primarily due to residential mortgage. The ratio of the allowance for loan and lease losses to nonperforming loans held for investment, excluding covered loans, was 1.11x at March 31, 2012 compared to 1.13x at December 31, 2011.

BB&T monitors the performance of its home equity loans and lines secured by second liens similar to other consumer loans and utilizes assumptions specific to these loans in determining the necessary allowance. BB&T also receives notification when the first lien holder, whether BB&T or another financial institution, has initiated foreclosure proceedings against the borrower. When notified that the first lien holder is in the process of foreclosure, BB&T obtains valuations to determine if any additional charge-offs or reserves are warranted. These valuations are updated at least annually thereafter.

BB&T has limited ability to monitor the delinquency status of the first lien unless the first lien is held or serviced by BB&T. As a result, using migration assumptions that are based on historical experience adjusted for current trends, BB&T estimates the volume of second lien positions where the first lien is delinquent and appropriately adjusts the allowance to reflect the increased risk of loss on these credits. Finally, BB&T also provides additional reserves to second lien positions when the estimated combined current loan to value ratio exceeds 100%. As of March 31, 2012, BB&T held or serviced the first lien on 39% of its second lien positions.

BB&T’s net charge-offs totaled $352 million for the first quarter of 2012 and amounted to 1.28% of average loans and leases (or 1.28% excluding covered loans), compared to $404 million, or 1.56% of average loans and leases (or 1.65% excluding covered loans), in the first quarter of 2011. Included in net charge-offs for 2012 is $15 million of charge-offs related to covered loans. This represents realized losses in certain acquired loan pools that exceed the amounts originally estimated at the acquisition date. This impairment, which is subject to the loss sharing agreements, was provided for in prior quarters and therefore the charge-off had no income statement impact.

Refer to Note 4 “Allowance for Credit Losses” in the “Notes to Consolidated Financial Statements” for additional disclosures.

The following table presents an estimated allocation of the allowance for loan and lease losses at March 31, 2012 and December 31, 2011. This allocation of the allowance for loan and lease losses is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 11

Allocation of Allowance for Loan and Lease Losses by Category

	March 31, 2012		December 31, 2011
	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in millions)
Balances at end of period applicable to:
Commercial:
Commercial and industrial	$526	33.4%	$433	33.9%
Commercial real estate - other	294	9.8	334	9.9
Commercial real estate - residential ADC	206	1.7	286	1.9
Direct retail lending	301	13.7	232	13.5
Sales finance	32	7.0	38	6.9
Revolving credit	94	2.0	112	2.1
Residential mortgage	301	19.9	365	19.2
Other lending subsidiaries	195	8.3	197	8.1
Covered	137	4.2	149	4.5
Unallocated	95	—	110	—

Total allowance for loan and lease losses	2,181	100.0%	2,256	100.0%

Reserve for unfunded lending commitments	40		29

Total allowance for credit losses	$2,221		$2,285

Information relevant to BB&T’s allowance for loan and lease losses for the last five quarters is presented in the following table.

Table 12

Analysis of Allowance for Credit Losses

	Three Months Ended
	3/31/2012	12/31/2011	9/30/2011	6/30/2011	3/31/2011
	(Dollars in millions)
Allowance For Credit Losses
Beginning balance	$2,285	$2,406	$2,575	$2,691	$2,755
Provision for credit losses (excluding covered loans)	285	223	243	313	340
Provision for covered loans	3	49	7	15	—
Charge-offs:
Commercial loans and leases
Commercial and industrial	(63)	(81)	(102)	(62)	(78)
Commercial real estate - other	(73)	(60)	(64)	(81)	(68)
Commercial real estate - residential ADC	(54)	(92)	(61)	(78)	(71)
Direct retail lending	(57)	(58)	(74)	(66)	(78)
Sales finance	(7)	(8)	(7)	(7)	(10)
Revolving credit	(22)	(21)	(23)	(24)	(27)
Residential mortgage (1)	(42)	(45)	(41)	(129)	(54)
Other lending subsidiaries	(60)	(53)	(42)	(43)	(52)
Covered loans	(15)	(13)	(53)	—	—

Total charge-offs (1)	(393)	(431)	(467)	(490)	(438)

Recoveries:
Commercial loans and leases
Commercial and industrial	4	6	9	9	4
Commercial real estate - other	3	3	6	6	3
Commercial real estate - residential ADC	8	5	9	7	4
Direct retail lending	10	10	10	8	9
Sales finance	3	2	2	3	2
Revolving credit	5	5	4	5	5
Residential mortgage	1	2	1	1	1
Other lending subsidiaries	7	5	7	7	6

Total recoveries	41	38	48	46	34

Net charge-offs (1)	(352)	(393)	(419)	(444)	(404)

Ending balance	$2,221	$2,285	$2,406	$2,575	$2,691

Allowance For Credit Losses:
Allowance for loan and lease losses (excluding covered loans)	$2,044	$2,107	$2,242	$2,357	$2,497
Allowance for covered loans	137	149	113	159	144
Reserve for unfunded lending commitments	40	29	51	59	50

Total allowance for credit losses	$2,221	$2,285	$2,406	$2,575	$2,691

(1)	Includes charge-offs of $87 million during the second quarter of 2011 in connection with BB&T’s NPA disposition strategy.

Deposits

The following table presents the composition of average deposits for the three months ended March 31, 2012 and 2011:

Table 13

Composition of Average Deposits

	Three Months Ended March 31,
	2012		2011
	Balance	% of total	Balance	% of total
	(Dollars in millions)
Noninterest-bearing deposits	$26,173	21.0%	$20,990	19.9%
Interest checking	19,712	15.8	17,622	16.7
Money market and savings	45,667	36.7	38,724	36.6
Certificates and other time deposits	32,942	26.4	26,815	25.4
Foreign office deposits - interest-bearing	112	0.1	1,463	1.4

Total average deposits	$124,606	100.0%	$105,614	100.0%

Average deposits for the first quarter of 2012 increased $19.0 billion, or 18.0%, compared to the same period in 2011. The mix of the portfolio has continued to improve with growth of $5.2 billion in noninterest-bearing and $9.0 billion in lower-cost interest-bearing deposits. Certificates and other time deposits also increased $6.1 billion, while the cost for these products declined 75 basis points. Partially offsetting the growth in these categories was a decline of $1.4 billion in foreign office deposits as the strong deposit growth reduced the need for these types of funding sources. Growth in noninterest-bearing deposits was led by commercial accounts, which contributed $3.5 billion of the growth in this category. In addition, noninterest-bearing deposits for public funds and retail accounts grew $836 million and $824 million, respectively. Growth in interest-bearing domestic deposits was also led by commercial accounts, which contributed $14.9 billion of the growth in this category, followed by public funds, which grew $832 million. Retail interest-bearing deposits declined $547 million, as higher cost certificates were not renewed. The cost of interest-bearing deposits was 0.49% for the first quarter of 2012, a decrease of 33 basis points compared to the same period of 2011.

Borrowings

At March 31, 2012, short-term borrowings totaled $3.4 billion, a decrease of $130 million, or 3.6%, compared to December 31, 2011. Long-term debt totaled $22.8 billion at March 31, 2012, an increase of $965 million, or 4.4%, from the balance at December 31, 2011. The increase in long-term debt reflects the issuance of $750 million of senior notes in March 2012, with an interest rate of 2.15% due March 2017, and $300 million in subordinated notes in March 2012, with an interest rate of 3.95% due March 2022. The proceeds from these issuances are being used for general corporate funding purposes.

Shareholders’ Equity

Total shareholders’ equity at March 31, 2012 was $17.9 billion, an increase of 2.3% compared to December 31, 2011. BB&T’s book value per common share at March 31, 2012 was $25.51, compared to $24.98 at December 31, 2011.

Shareholders’ equity increased $291 million due to earnings available to common shareholders in excess of dividends declared. In addition, accumulated other comprehensive income increased $97 million, primarily as a result of an increase in the fair value of the available-for-sale securities portfolio.

BB&T’s tangible shareholders’ equity available to common shareholders was $12.0 billion at March 31, 2012, an increase of $292 million, or 2.5%, compared to December 31, 2011. BB&T’s tangible book value per common share at March 31, 2012 was $17.12 compared to $16.73 at December 31, 2011. As of March 31, 2012, measures of tangible capital were not required by the regulators and, therefore, were considered non-GAAP measures. Refer to the section titled “Capital Adequacy and Resources” herein for a discussion of how BB&T calculates and uses these measures in the evaluation of the Company.

Risk Management

In the normal course of business BB&T encounters inherent risk in its business activities. Risk is managed on a decentralized basis with risk decisions made as closely as possible to where the risk occurs. Centrally, risk oversight is managed at the corporate level through oversight, policies and reporting. The principal types of inherent risk include regulatory, credit, liquidity, market, operational, reputation and strategic risks. Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2011 for disclosures related to each of these risks under the section titled “Risk Management.”

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

BB&T uses derivatives primarily to manage economic risk related to securities, commercial loans, mortgage servicing rights, mortgage banking operations, long-term debt and other funding sources. BB&T also uses derivatives to facilitate transactions on behalf of its clients. As of March 31, 2012, BB&T had derivative financial instruments outstanding with notional amounts totaling $69.1 billion. The estimated net fair value of open contracts was a loss of $78 million at March 31, 2012. See Note 15 “Derivative Financial Instruments” in the “Notes to Consolidated Financial Statements” herein for additional disclosures.

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

Table 14

Interest Sensitivity Simulation Analysis

Interest Rate Scenario			Annualized Hypothetical Percentage Change in Net Interest Income
Linear Change in Prime Rate	Prime Rate
	March 31,		March 31,
	2012	2011	2012	2011
2.00%	5.25%	5.25%	4.28%	3.68%
1.00	4.25	4.25	2.71	1.83
No Change	3.25	3.25	—	—
(0.25)	3.00	3.00	(0.86)	(0.26)

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

Table 15

Economic Value of Equity (“EVE”) Simulation Analysis

Change in Rates	EVE/Assets		Hypothetical Percentage Change in EVE

	March 31,		March 31,
	2012	2011	2012	2011
2.00%	6.9%	9.0%	17.1%	15.9%
1.00	6.6	8.5	12.0	9.2
No Change	5.9	7.8	—	—
(0.25)	5.7	7.5	(3.7)	(3.0)

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

The average VaR for the three months ended March 31, 2012 was approximately $310 thousand. Maximum daily VaR was approximately $670 thousand, and the low daily VaR was approximately $90 thousand during this same period, respectively.

Contractual Obligations, Commitments, Contingent Liabilities, Off-Balance Sheet Arrangements and Related Party Transactions

Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2011 for discussion with respect to BB&T’s quantitative and qualitative disclosures about its fixed and determinable contractual obligations. Additional disclosures about BB&T’s contractual obligations, commitments and derivative financial instruments are included in Note 13 “Commitments and Contingencies” and Note 14 “Fair Value Disclosures” in the “Notes to Consolidated Financial Statements.”

Liquidity

Liquidity represents BB&T’s continuing ability to meet funding needs, including deposit withdrawals, timely repayment of borrowings and other liabilities, and funding of loan commitments. In addition to the level of liquid assets, such as cash, cash equivalents and securities available for sale, many other factors affect BB&T’s ability to meet liquidity needs, including access to a variety of funding sources, maintaining borrowing capacity in national money markets, growing core deposits, the repayment of loans and the ability to securitize or package loans for sale. The ability to raise funding at competitive prices is affected by the rating agencies’ views of BB&T’s and Branch Bank’s credit quality, liquidity, capital and earnings. Management meets with the rating agencies on a routine basis to discuss the current outlook for BB&T and Branch Bank. Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2011 for disclosures related to BB&T’s and Branch Bank’s credit ratings and liquidity.

Capital Adequacy and Resources

The maintenance of appropriate levels of capital is a management priority and is monitored on a regular basis. BB&T’s principal goals related to the maintenance of capital are to provide adequate capital to support BB&T’s comprehensive risk profile, preserve a sufficient capital base from which to support future growth, provide a competitive return to shareholders, comply with regulatory standards and achieve optimal credit ratings for BB&T and its subsidiaries Refer to the section titled “Capital” in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2011 for additional information with regard to BB&T’s capital requirements.

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

Table 16

BB&T’s Internal Capital Guidelines

Tier 1 Capital Ratio	8.50%
Total Capital Ratio	11.50
Tier 1 Leverage Capital Ratio	6.50
Tangible Capital Ratio	5.50
Tier 1 Common Equity Ratio	7.00

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

Management received no objection from the banking regulators with regards to its proposed capital actions for 2012, based on the regulator’s stress test results. Following the results, the Board of Directors approved a 25% increase in the second quarterly dividend to $0.20 per share. In addition, management has or will deploy additional capital in connection with the Crump acquisition and the pending BankAtlantic acquisition.

Management’s capital actions also include the retirement of $3.2 billion in trust preferred securities to be completed by the end of 2013. On April 2, 2012, management initiated the process to retire three issuances of trust preferred securities totaling $95 million.

BB&T’s capital ratios improved during the first quarter of 2012. The Tier 1 common equity ratio was 10.0% at March 31, 2012 compared to 9.7% at December 31, 2011. As of March 31, 2012, management currently estimates the Tier 1 common ratio under the currently proposed Basel III standards to be 9.2% compared to 8.8% as of December 31, 2011.

BB&T’s regulatory and tangible capital ratios for the last five calendar quarters are set forth in Table 17. In September 2010, the Basel Committee on Banking Supervision proposed new regulatory capital requirements (commonly referred to as “Basel III”) in an effort to strengthen the financial services industry. It is anticipated that U.S. regulators will adopt new regulatory capital requirements similar to those defined in Basel III. The primary impacts to BB&T of the proposed measure are the deduction of net pension assets from Tier 1 capital and the elimination of the other comprehensive income adjustments for available-for-sale securities and pension and postretirement obligations. In addition, the proposed requirements result in adjustments to Tier 1 common equity and risk-weighted assets for mortgage servicing rights, deferred tax assets and unconsolidated investments. Refer to Table 18 for a reconciliation of how BB&T calculates the Tier 1 common equity ratio under the proposed Basel III capital guidelines.

Table 17

Capital Ratios (1)

	As of / For the Three Months Ended
	3/31/12	12/31/11	9/30/11	6/30/11	3/31/11
	(Dollars in millions, shares in thousands)
Risk-based:
Tier 1	12.7%	12.5%	12.6%	12.4%	12.1%
Total	16.2	15.7	16.1	16.1	15.8
Leverage capital	9.1	9.0	9.2	9.5	9.3

Non-GAAP capital measures (2)
Tangible common equity as a percentage of tangible assets	7.1	6.9	7.1	7.2	7.2
Tier 1 common equity as a percentage of risk-weighted assets	10.0	9.7	9.8	9.6	9.3

Calculations of Tier 1 common equity and tangible assets and related measures:
Tier 1 equity	$15,205	$14,913	$14,696	$14,363	$14,100
Less:
Qualifying restricted core capital elements	3,250	3,250	3,249	3,249	3,248

Tier 1 common equity	$11,955	$11,663	$11,447	$11,114	$10,852

Total assets	$174,752	$174,579	$167,677	$159,310	$157,039
Less:
Intangible assets, net of deferred taxes	6,402	6,406	6,330	6,353	6,374
Plus:
Regulatory adjustments, net of deferred taxes	327	421	99	389	572

Tangible assets	$168,677	$168,594	$161,446	$153,346	$151,237

Total risk-weighted assets (3)	$119,304	$119,725	$117,020	$116,041	$116,484
Tangible common equity as a percentage of tangible assets	7.1%	6.9%	7.1%	7.2%	7.2%
Tier 1 common equity as a percentage of risk-weighted assets	10.0	9.7	9.8	9.6	9.3
Tier 1 common equity	$11,955	$11,663	$11,447	$11,114	$10,852
Outstanding shares at end of period	698,454	697,143	697,101	696,894	696,285
Tangible book value per common share	$17.12	$16.73	$16.42	$15.95	$15.59

(1)	Current quarter regulatory capital information is preliminary.
(2)	Tangible common equity and Tier 1 common equity ratios are non-GAAP measures. BB&T uses the Tier 1 common equity definition used in the SCAP assessment to calculate these ratios. BB&T’s management uses these measures to assess the quality of capital and believes that investors may find them useful in their analysis of the Corporation. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies.
(3)	Risk-weighted assets are determined based on regulatory capital requirements. Under the regulatory framework for determining risk-weighted assets each asset class is assigned a risk-weighting of 0%, 20%, 50% or 100% based on the underlying risk of the specific asset class. In addition, off-balance sheet exposures are first converted to a balance sheet equivalent amount and subsequently assigned to one of the four risk-weightings.

Table 18

Estimated Basel III Capital Ratios (1)

	March 31, 2012	December 31, 2011
	(Dollars in millions)
Tier 1 common equity under Basel I definition	$11,955	$11,663
Adjustments:
Other comprehensive income related to AFS securities, defined benefit pension and other postretirement employee benefit plans	(457)	(553)
Deduction for net defined benefit pension asset	(418)	(423)
Other adjustments	72	57

Estimated Tier 1 common equity under Basel III definition	$11,152	$10,744

Estimated risk-weighted assets under Basel III definition	$121,081	$122,600
Estimated Tier 1 common equity as a percentage of risk-weighted assets under Basel III definition	9.2%	8.8%

(1)	The Basel III calculations are Non-GAAP measures and reflect adjustments for the related elements as proposed by regulatory authorities, which are subject to change. BB&T management uses these measures to assess the quality of capital and believes that investors may find them useful in their analysis of the Corporation. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies.

Share Repurchase Activity

BB&T has periodically repurchased shares of its own common stock. In accordance with North Carolina law, repurchased shares cannot be held as treasury stock, but revert to the status of authorized and unissued shares upon repurchase.

On June 27, 2006, BB&T’s Board of Directors granted authority under a plan (the “2006 Plan”) for the repurchase of up to 50 million shares of BB&T’s common stock as needed for general corporate purposes. The 2006 Plan also authorizes the repurchase of the remaining shares from the previous authorization. The 2006 Plan remains in effect until all the authorized shares are repurchased unless modified by the Board of Directors. No shares were repurchased in connection with the 2006 Plan during 2012.

Table 19

Share Repurchase Activity

	Total Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Shares Purchased Pursuant to Publicly-Announced Plan	Maximum Remaining Number of Shares Available for Repurchase Pursuant to Publicly-Announced Plan
	(Shares in thousands)
January 1-31, 2012	31	$25.53	—	44,139
February 1-29, 2012	458	30.31	—	44,139
March 1-31, 2012	8	29.79	—	44,139

Total	497	$30.00	—	44,139

(1)	Repurchases reflect shares exchanged or surrendered in connection with the exercise of equity-based awards under BB&T’s equity-based compensation plans.
(2)	Excludes commissions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to “Market Risk Management” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section herein.

Item 4.	Controls and Procedures

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

There have been no material changes from the risk factors disclosed in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2011. Additional risks and uncertainties not currently known to BB&T or that management has deemed to be immaterial also may materially adversely affect BB&T’s business, financial condition, and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Refer to “Share Repurchase Activity” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section herein.

Item 6.	Exhibits

3(i)	Articles of incorporation of the Registrant, as Restated February 25, 2009, and amended May 10, 2010, and further amended April 27, 2012.

3(ii)	Bylaws of the Registrant, as amended February 21, 2012.

10.1	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting with Clawback Provision).

10.2	Form of Employee Restricted Stock Unit Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting with Clawback Provision).

10.3	Form of Performance Unit Award Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (3-Year Vesting 2012 - 2014).

11	Statement re: Computation of Earnings Per Share.

12	Statement re: Computation of Ratios.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Definition Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BB&T CORPORATION (Registrant)

Date: May 4, 2012	By:	/S/ Daryl N. Bible
Daryl N. Bible, Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 4, 2012	By:	/S/ Cynthia B. Powell
Cynthia B. Powell, Executive Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location

3(i)	Articles of incorporation of the Registrant, as Restated February 25, 2009, and amended May 10, 2010, and further amended April 27, 2012.	Filed herewith.

3(ii)	Bylaws of the Registrant, as amended February 21, 2012.	Incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed February 24, 2012.

10.1	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting with Clawback Provision).	Filed herewith.

10.2	Form of Employee Restricted Stock Unit Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting with Clawback Provision).	Filed herewith.

10.3	Form of Performance Unit Award Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (3-Year Vesting 2012 - 2014).	Filed herewith.

11	Statement re: Computation of Earnings Per Share.	Filed herewith as Note 16.

12†	Statement re: Computation of Ratios.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.

†	Exhibit filed with the Securities and Exchange Commission and available upon request.