Form 10-Q
period 2012-06-30
BB&T CORP
filed 2012-08-07
CIK 92230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2012

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

At July 31, 2012, 699,128,360 shares of the Registrant’s common stock, $5 par value, were outstanding.

BB&T CORPORATION

FORM 10-Q

June 30, 2012

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share data, shares in thousands)

	June 30, 2012	December 31, 2011
Assets
Cash and due from banks	$1,409	$1,562
Interest-bearing deposits with banks	2,246	2,646
Federal funds sold and securities purchased under resale agreements or similar arrangements	212	136
Segregated cash due from banks	4	20
Trading securities at fair value	533	534
Securities available for sale at fair value ($1,578 and $1,577 covered by FDIC loss share at June 30, 2012 and December 31, 2011, respectively)	25,067	22,313
Securities held to maturity (fair value of $12,744 and $14,098 at June 30, 2012 and December 31, 2011, respectively)	12,576	14,094
Loans held for sale at fair value	2,736	3,736
Loans and leases ($3,955 and $4,867 covered by FDIC loss share at June 30, 2012 and December 31, 2011, respectively)	111,075	107,469
Allowance for loan and lease losses	(2,126)	(2,256)

Loans and leases, net of allowance for loan and lease losses	108,949	105,213

FDIC loss share receivable	831	1,100
Premises and equipment	1,816	1,855
Goodwill	6,428	6,078
Core deposit and other intangible assets	683	444
Residential mortgage servicing rights at fair value	578	563
Other assets ($349 and $415 of foreclosed property and other assets covered by FDIC loss share at June 30, 2012 and December 31, 2011, respectively)	14,461	14,285

Total assets	$178,529	$174,579

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$28,664	$25,684
Interest-bearing deposits	97,395	99,255

Total deposits	126,059	124,939

Federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	3,196	3,566
Long-term debt	22,561	21,803
Accounts payable and other liabilities	7,787	6,791

Total liabilities	159,603	157,099

Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, liquidation preference of $25,000 per share	559	—
Common stock, $5 par	3,494	3,486
Additional paid-in capital	5,914	5,873
Retained earnings	9,433	8,772
Accumulated other comprehensive loss, net of deferred income taxes	(541)	(713)
Noncontrolling interests	67	62

Total shareholders’ equity	18,926	17,480

Total liabilities and shareholders’ equity	$178,529	$174,579

Common shares outstanding	698,795	697,143
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	23	—
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in millions, except per share data, shares in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest Income
Interest and fees on loans and leases	$1,492	$1,523	$2,994	$3,043
Interest and dividends on securities	230	163	464	313
Interest on other earning assets	6	4	13	10

Total interest income	1,728	1,690	3,471	3,366

Interest Expense
Interest on deposits	107	152	228	323
Interest on federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	2	3	3	7
Interest on long-term debt	157	181	342	397

Total interest expense	266	336	573	727

Net Interest Income	1,462	1,354	2,898	2,639
Provision for credit losses	273	328	561	668

Net Interest Income After Provision for Credit Losses	1,189	1,026	2,337	1,971

Noninterest Income
Insurance income	393	299	664	549
Service charges on deposits	138	145	275	280
Mortgage banking income	182	83	398	178
Investment banking and brokerage fees and commissions	88	90	177	177
Checkcard fees	45	79	88	151
Bankcard fees and merchant discounts	59	52	113	98
Trust and investment advisory revenues	46	45	91	88
Income from bank-owned life insurance	27	29	57	59
FDIC loss share income, net	(74)	(81)	(131)	(139)
Other income	64	48	116	62
Securities gains (losses), net
Realized gains (losses), net	—	16	(4)	37
Other-than-temporary impairments	(2)	(10)	(5)	(11)
Non-credit portion recognized in other comprehensive income	—	(8)	(2)	(28)

Total securities gains (losses), net	(2)	(2)	(11)	(2)

Total noninterest income	966	787	1,837	1,501

Noninterest Expense
Personnel expense	775	683	1,505	1,377
Foreclosed property expense	72	145	164	288
Occupancy and equipment expense	159	152	312	306
Loan processing expenses	62	57	125	113
Regulatory charges	43	59	84	120
Professional services	39	38	74	69
Software expense	32	29	64	55
Amortization of intangibles	29	25	51	51
Merger-related and restructuring charges, net	2	2	14	-
Other expenses	213	205	418	388

Total noninterest expense	1,426	1,395	2,811	2,767

Earnings
Income before income taxes	729	418	1,363	705
Provision for income taxes	191	91	380	144

Net income	538	327	983	561

Noncontrolling interests	20	20	34	29
Preferred stock dividends	8	—	8	—

Net income available to common shareholders	$510	$307	$941	$532

Earnings Per Common Share
Basic	$0.73	$0.44	$1.35	$0.76

Diluted	$0.72	$0.44	$1.33	$0.76

Cash dividends declared	$0.20	$0.16	$0.40	$0.33

Weighted Average Shares Outstanding
Basic	698,579	696,625	698,132	695,971

Diluted	708,454	704,969	707,990	704,583

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Income	$538	$327	$983	$561
Other Comprehensive Income, Net of Tax:
Unrealized net holding gains (losses) arising during the period on securities available for sale	66	174	185	257
Reclassification adjustment for (gains) losses on securities available for sale included in net income	1	1	7	1
Change in amounts attributable to the FDIC under the loss share agreements	14	4	(28)	(53)
Change in unrecognized gains (losses) on cash flow hedges	(16)	(51)	(15)	(42)
Change in pension and postretirement liability	11	4	22	9
Other, net	(1)	—	1	1

Total other comprehensive income	75	132	172	173

Total comprehensive income	$613	$459	$1,155	$734

Income Tax Effect of Items Included in Other Comprehensive Income:
Unrealized net holding gains (losses) arising during the period on securities available for sale	$38	$103	$112	$152
Reclassification adjustment for (gains) losses on securities available for sale included in net income	1	1	4	1
Change in amounts attributable to the FDIC under the loss share agreements	8	3	(18)	(31)
Change in unrecognized gains (losses) on cash flow hedges	(10)	(31)	(10)	(25)
Change in pension and postretirement liability	7	3	14	6
Other, net	1	—	1	(1)

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

Six Months Ended June 30, 2012 and 2011

(Dollars in millions, shares in thousands)

	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders’ Equity
Balance, January 1, 2011	694,381	$—	$3,472	$5,776	$7,935	$(747)	$62	$16,498
Add (Deduct):
Net income	—	—	—	—	532	—	29	561
Net change in other comprehensive income (loss)	—	—	—	—	—	173	—	173
Stock transactions:
In purchase acquisitions	26	—	—	1	—	—	—	1
In connection with equity awards	1,838	—	9	(9)	—	—	—	—
Shares repurchased in connection with equity awards	(617)	—	(3)	(14)	—	—	—	(17)
In connection with dividend reinvestment plan	563	—	3	12	—	—	—	15
In connection with 401(k) plan	703	—	3	16	—	—	—	19
Cash dividends declared on common stock	—	—	—	—	(226)	—	—	(226)
Equity-based compensation expense	—	—	—	49	—	—	—	49
Other, net	—	—	—	(1)	—	—	(23)	(24)

Balance, June 30, 2011	696,894	$—	$3,484	$5,830	$8,241	$(574)	$68	$17,049

Balance, January 1, 2012	697,143	$—	$3,486	$5,873	$8,772	$(713)	$62	$17,480

Add (Deduct):
Net income	—	—	—	—	949	—	34	983
Net change in other comprehensive income (loss)	—	—	—	—	—	172	—	172
Stock transactions:
In purchase acquisitions	28	—	—	1	—	—	—	1
In connection with equity awards	2,143	—	11	2	—	—	—	13
Shares repurchased in connection with equity awards	(534)	—	(3)	(13)	—	—	—	(16)
In connection with dividend reinvestment plan	15	—	—	—	—	—	—	—
In connection with preferred stock offering	—	559	—	—	—	—	—	559
Cash dividends declared on common stock	—	—	—	—	(280)	—	—	(280)
Cash dividends declared on preferred stock	—	—	—	—	(8)	—	—	(8)
Equity-based compensation expense	—	—	—	51	—	—	—	51
Other, net	—		—	—	—	—	(29)	(29)

Balance, June 30, 2012	698,795	$559	$3,494	$5,914	$9,433	$(541)	$67	$18,926

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in millions)

	Six Months Ended June 30,
	2012	2011
Cash Flows From Operating Activities:
Net income	$983	$561
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	561	668
Depreciation	131	129
Amortization of intangibles	51	51
Equity-based compensation	51	49
(Gain) loss on securities, net	11	2
Net write-downs/losses on foreclosed property	120	208
Net change in operating assets and liabilities:
Segregated cash due from banks	16	290
Loans held for sale	579	1,294
FDIC loss share receivable	269	427
Other assets	(677)	214
Accounts payable and other liabilities	699	(57)
Other, net	(159)	17

Net cash from operating activities	2,635	3,853

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	153	330
Proceeds from maturities, calls and paydowns of securities available for sale	1,782	1,728
Purchases of securities available for sale	(4,400)	(6,250)
Proceeds from maturities, calls and paydowns of securities held to maturity	2,138	312
Purchases of securities held to maturity	(619)	(523)
Originations and purchases of loans and leases, net of principal collected	(4,115)	(965)
Net cash paid for acquisitions	(555)	—
Purchases of premises and equipment	(61)	(104)
Proceeds from sales of foreclosed property or other real estate held for sale	500	480
Other, net	78	53

Net cash from investing activities	(5,099)	(4,939)

Cash Flows From Financing Activities:
Net change in deposits	1,120	924
Net change in federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	(370)	(831)
Proceeds from issuance of long-term debt	1,072	1,999
Repayment of long-term debt	(197)	(392)
Net cash from common stock transactions	(3)	17
Net cash from preferred stock transactions	559	—
Cash dividends paid on common stock	(251)	(223)
Other, net	57	(7)

Net cash from financing activities	1,987	1,487

Net Change in Cash and Cash Equivalents	(477)	401
Cash and Cash Equivalents at Beginning of Period	4,344	2,385

Cash and Cash Equivalents at End of Period	$3,867	$2,786

Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the period for:
Interest	$579	$719
Income taxes	317	(236)
Noncash investing and financing activities:
Transfer of securities available for sale to securities held to maturity	1	8,341
Transfers of loans to foreclosed property	269	641

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1.  Basis of Presentation

BB&T Corporation and subsidiaries (“BB&T,” the “Corporation” or the “Company”) is a financial holding company organized under the laws of North Carolina.

General

These consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all normal recurring adjustments necessary for a fair statement of the consolidated financial position and consolidated results of operations have been made. The information contained in the financial statements and footnotes included in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2011 should be referred to in connection with these unaudited interim consolidated financial statements.

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

NOTE 2.  Securities

The amortized cost, gross unrealized gains and losses and approximate fair values of securities available for sale and held to maturity were as follows:

	Amortized	Gross Unrealized		Fair Value
June 30, 2012	Cost	Gains	Losses
	(Dollars in millions)
Securities available for sale:
U.S. government-sponsored entities (“GSE”)	$348	$—	$—	$348
Mortgage-backed securities issued by GSE	20,484	380	8	20,856
States and political subdivisions	1,982	120	120	1,982
Non-agency mortgage-backed securities	333	2	33	302
Other securities	1	—	—	1
Covered securities	1,190	388	—	1,578

Total securities available for sale	$24,338	$890	$161	$25,067

Securities held to maturity:
GSE securities	$500	$2	$—	$502
Mortgage-backed securities issued by GSE	11,326	172	1	11,497
States and political subdivisions	34	1	—	35
Other securities	716	1	7	710

Total securities held to maturity	$12,576	$176	$8	$12,744

	Amortized	Gross Unrealized		Fair Value
December 31, 2011	Cost	Gains	Losses
	(Dollars in millions)
Securities available for sale:
GSE securities	$305	$1	$—	$306
Mortgage-backed securities issued by GSE	17,940	199	7	18,132
States and political subdivisions	1,977	91	145	1,923
Non-agency mortgage-backed securities	423	—	55	368
Other securities	7	—	—	7
Covered securities	1,240	343	6	1,577

Total securities available for sale	$21,892	$634	$213	$22,313

Securities held to maturity:
GSE securities	$500	$—	$—	$500
Mortgage-backed securities issued by GSE	13,028	32	23	13,037
States and political subdivisions	35	—	2	33
Other securities	531	1	4	528

Total securities held to maturity	$14,094	$33	$29	$14,098

As of June 30, 2012 and December 31, 2011, the fair value of covered securities included $1.3 billion of non-agency mortgage-backed securities and $326 million of municipal securities. All covered securities are subject to loss sharing agreements with the FDIC.

At June 30, 2012 and December 31, 2011, securities with carrying values of approximately $13.3 billion and $15.5 billion, respectively, were pledged to secure municipal deposits, securities sold under agreements to repurchase, other borrowings, and for other purposes as required or permitted by law.

BB&T had certain investments in marketable debt securities and mortgage-backed securities issued by Fannie Mae and Freddie Mac that exceeded ten percent of shareholders’ equity at June 30, 2012. The Fannie Mae investments had total amortized cost and fair value of $10.4 billion and $10.6 billion, respectively, at June 30, 2012. The Freddie Mac investments had total amortized cost and fair value of $8.6 billion and $8.7 billion, respectively.

At June 30, 2012 and December 31, 2011, non-agency mortgage-backed securities consisted of residential mortgage-backed securities.

The gross realized gains and losses are reflected in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Gross gains	$—	$17	$—	$38
Gross losses	—	(1)	(4)	(1)

Net realized gains (losses)	$—	$16	$(4)	$37

The following table reflects activity during the three and six months ended June 30, 2012 and 2011 related to credit losses on other-than-temporarily impaired non-agency mortgage-backed securities where a portion of the unrealized loss was recognized in other comprehensive income. There was $4 million of other-than-temporary impairment (“OTTI”) related to covered securities during the six months ended June 30, 2012 that is not reflected in this table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Balance at beginning of period	$114	$51	$129	$30
Credit losses on securities for which OTTI was previously recognized	2	18	3	39
Reductions for securities sold/settled during the period	(4)	(6)	(20)	(6)

Balance at end of period	$112	$63	$112	$63

The amortized cost and estimated fair value of the debt securities portfolio at June 30, 2012, by contractual maturity, are shown in the accompanying table. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay the underlying mortgage loans with or without prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity.

	Available for Sale		Held to Maturity
June 30, 2012	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
Due in one year or less	$185	$185	$1	$1
Due after one year through five years	195	199	—	—
Due after five years through ten years	635	668	501	502
Due after ten years	23,323	24,015	12,074	12,241

Total debt securities	$24,338	$25,067	$12,576	$12,744

The following tables reflect the gross unrealized losses and fair values of BB&T’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
June 30, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Securities available for sale:
GSE securities	$215	$—	$—	$—	$215	$—
Mortgage-backed securities issued by GSE	2,453	8	1	—	2,454	8
States and political subdivisions	69	3	536	117	605	120
Non-agency mortgage-backed securities	—	—	244	33	244	33
Covered securities	13	—	—	—	13	—

Total	$2,750	$11	$781	$150	$3,531	$161

Securities held to maturity:
Mortgage-backed securities issued by GSE	$1,048	$1	$254	$—	$1,302	$1
States and political subdivisions	1	—	2	—	3	—
Other securities	557	7	—	—	557	7

Total	$1,606	$8	$256	$—	$1,862	$8

	Less than 12 months		12 months or more		Total
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Securities available for sale:
GSE securities	$24	$—	$—	$—	$24	$—
Mortgage-backed securities issued by GSE	3,098	7	—	—	3,098	7
States and political subdivisions	16	3	702	142	718	145
Non-agency mortgage-backed securities	—	—	368	55	368	55
Covered securities	29	6	—	—	29	6

Total	$3,167	$16	$1,070	$197	$4,237	$213

Securities held to maturity:
GSE securities	$250	$—	$—	$—	$250	$—
Mortgage-backed securities issued by GSE	7,770	23	—	—	7,770	23
States and political subdivisions	33	2	—	—	33	2
Other securities	207	4	—	—	207	4

Total	$8,260	$29	$—	$—	$8,260	$29

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

At June 30, 2012, BB&T held certain securities which were non-investment grade and had continuous unrealized loss positions for more than 12 months. These securities consisted of one municipal bond and six non-agency mortgage-backed securities which had a total adjusted amortized cost of $27 million and $277 million, respectively. The unrealized loss on these securities was $2 million and $33 million, respectively. All of these non-investment grade securities were initially investment grade and have been downgraded since purchase.

The following table presents non-investment grade securities with significant unrealized losses that are not covered by a loss sharing arrangement and the credit loss component of OTTI recognized to date:

June 30, 2012	Amortized Cost	Cumulative Credit Loss Recognized	Adjusted Amortized Cost	Fair Value	Unrealized Loss
		(Dollars in millions)
Security:
RMBS 1	$124	$(33)	$91	$76	$(15)

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

NOTE 3.  Loans and Leases

The following table provides a breakdown of BB&T’s loan portfolio:

	June 30,	December 31,
	2012	2011
	(Dollars in millions)
Loans and leases, net of unearned income:
Commercial:
Commercial and industrial	$36,938	$36,415
Commercial real estate - other	10,457	10,689
Commercial real estate - residential ADC (1)	1,590	2,061
Direct retail lending	15,155	14,467
Sales finance	7,794	7,401
Revolving credit	2,206	2,212
Residential mortgage	23,117	20,581
Other lending subsidiaries	9,835	8,737
Other acquired	28	39

Total loans and leases held for investment (excluding covered loans)	107,120	102,602
Covered	3,955	4,867

Total loans and leases held for investment	111,075	107,469
Loans held for sale	2,736	3,736

Total loans and leases	$113,811	$111,205

(1)	Commercial real estate - residential ADC represents residential acquisition, development and construction loans.

Covered loans represent loans acquired from the FDIC subject to one of the loss sharing agreements. Other acquired loans represent consumer loans acquired from the FDIC that are not subject to one of the loss sharing agreements.

The following table reflects the carrying amount of all purchased impaired and nonimpaired loans and the related allowance:

	June 30, 2012			December 31, 2011
	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total
	(Dollars in millions)
Residential mortgage	$611	$548	$1,159	$647	$617	$1,264
Commercial real estate	1,079	1,264	2,343	1,407	1,597	3,004
Commercial	56	397	453	68	531	599

Total covered	1,746	2,209	3,955	2,122	2,745	4,867
Other acquired	1	27	28	2	37	39

Total	1,747	2,236	3,983	2,124	2,782	4,906

Allowance for loan losses	(87)	(52)	(139)	(113)	(36)	(149)

Net	$1,660	$2,184	$3,844	$2,011	$2,746	$4,757

Changes in the carrying amount and accretable yield for purchased impaired and nonimpaired loans were as follows:

	Six Months Ended June 30, 2012				Year Ended December 31, 2011
	Purchased Impaired		Purchased Nonimpaired		Purchased Impaired		Purchased Nonimpaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(Dollars in millions)
Balance at beginning of period	$521	$2,124	$1,239	$2,782	$835	$2,858	$1,611	$3,394
Accretion	(131)	131	(297)	297	(359)	359	(706)	706
Payments received, net	—	(508)	—	(843)	—	(1,093)	—	(1,318)
Other, net	(92)	—	(44)	—	45	—	334	—

Balance at end of period	$298	$1,747	$898	$2,236	$521	$2,124	$1,239	$2,782

The outstanding unpaid principal balance for all purchased impaired loans as of June 30, 2012 and December 31, 2011 was $2.6 billion and $3.3 billion, respectively. The outstanding unpaid principal balance for all purchased nonimpaired loans as of June 30, 2012 and December 31, 2011 was $3.1 billion and $3.9 billion, respectively.

At June 30, 2012 and December 31, 2011, none of the purchased loans were classified as nonperforming assets. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased loans. The allowance for loan losses related to the purchased loans results from decreased expectations of future cash flows due to increased credit losses for certain acquired loan pools.

The following table provides a summary of BB&T’s nonperforming assets and loans 90 days or more past due and still accruing:

	June 30, 2012	December 31, 2011
	(Dollars in millions)
Nonaccrual loans and leases held for investment	$1,647	$1,872
Foreclosed real estate (1)	221	536
Other foreclosed property	29	42

Total nonperforming assets (excluding covered assets) (1)	$1,897	$2,450

Loans 90 days or more past due and still accruing (excluding covered loans) (2)(3)(4)	$147	$202

(1)	Excludes foreclosed real estate totaling $310 million and $378 million as of June 30, 2012 and December 31, 2011, respectively, that is covered by FDIC loss sharing agreements.
(2)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase totaling $453 million and $426 million as of June 30, 2012 and December 31, 2011, respectively.
(3)	Excludes loans 90 days or more past due that are covered by FDIC loss sharing agreements totaling $613 million and $736 million as of June 30, 2012 and December 31, 2011, respectively.
(4)	Excludes mortgage loans 90 days or more past due that are government guaranteed totaling $217 million and $206 million as of June 30, 2012 and December 31, 2011, respectively.

The following table provides a summary of loans that continue to accrue interest under restructured terms (“performing restructurings”) and restructured loans that have been placed in nonaccrual status (“nonperforming restructurings”):

	June 30, 2012	December 31, 2011
	(Dollars in millions)
Performing restructurings:
Commercial:
Commercial and industrial	$62	$74
Commercial real estate - other	78	117
Commercial real estate - residential ADC	28	44
Direct retail lending	114	146
Sales finance	7	8
Revolving credit	58	62
Residential mortgage (1)(2)	636	608
Other lending subsidiaries	69	50

Total performing restructurings (1)(2)	1,052	1,109
Nonperforming restructurings (3)	219	280

Total restructurings (1)(2)(3)(4)	$1,271	$1,389

(1)	Excludes restructured mortgage loans held for investment that are government guaranteed totaling $264 million and $232 million at June 30, 2012 and December 31, 2011, respectively.
(2)	Excludes restructured mortgage loans held for sale that are government guaranteed totaling $2 million and $4 million at June 30, 2012 and December 31, 2011, respectively.
(3)	Nonperforming restructurings are included in nonaccrual loan disclosures.
(4)	All restructurings are considered impaired. The allowance for loan and lease losses attributable to these restructured loans totaled $220 million and $266 million at June 30, 2012 and December 31, 2011, respectively.

Commitments to lend additional funds to clients with loans whose terms have been modified in restructurings was immaterial at June 30, 2012 and December 31, 2011.

NOTE 4.  Allowance for Credit Losses

An analysis of the allowance for credit losses is presented in the following tables:

Three Months Ended June 30, 2012	Beginning Balance	Charge- Offs	Recoveries	Provision	Ending Balance
	(Dollars in millions)
Commercial:
Commercial and industrial	$526	$(92)	$4	$87	$525
Commercial real estate - other	294	(51)	3	59	305
Commercial real estate - residential ADC	206	(74)	23	2	157
Other lending subsidiaries	13	(3)	—	3	13

Retail:
Direct retail lending	301	(56)	8	30	283
Revolving credit	94	(20)	4	12	90
Residential mortgage	301	(30)	1	37	309
Sales finance	32	(7)	2	(2)	25
Other lending subsidiaries	182	(44)	7	55	200

Covered and other acquired	137	(12)	—	14	139

Unallocated	95	—	—	(15)	80

Allowance for loan and lease losses	2,181	(389)	52	282	2,126
Reserve for unfunded lending commitments	40	—	—	(9)	31

Allowance for credit losses	$2,221	$(389)	$52	$273	$2,157

Three Months Ended June 30, 2011	Beginning Balance	Charge- Offs	Recoveries	Provision	Ending Balance
	(Dollars in millions)
Commercial:
Commercial and industrial	$535	$(62)	$9	$(8)	$474
Commercial real estate - other	497	(81)	6	40	462
Commercial real estate - residential ADC	421	(78)	7	32	382
Other lending subsidiaries	18	(2)	1	(4)	13

Retail:
Direct retail lending	245	(66)	8	46	233
Revolving credit	105	(24)	5	17	103
Residential mortgage	328	(129)	1	147	347
Sales finance	43	(7)	3	3	42
Other lending subsidiaries	175	(41)	6	31	171

Covered and other acquired	144	—	—	15	159

Unallocated	130	—	—	—	130

Allowance for loan and lease losses	2,641	(490)	46	319	2,516
Reserve for unfunded lending commitments	50	—	—	9	59

Allowance for credit losses	$2,691	$(490)	$46	$328	$2,575

Six Months Ended June 30, 2012	Beginning Balance	Charge- Offs	Recoveries	Provision	Ending Balance
	(Dollars in millions)
Commercial:
Commercial and industrial	$433	$(155)	$8	$239	$525
Commercial real estate - other	334	(124)	6	89	305
Commercial real estate - residential ADC	286	(128)	31	(32)	157
Other lending subsidiaries	11	(6)	1	7	13

Retail:
Direct retail lending	232	(113)	18	146	283
Revolving credit	112	(42)	9	11	90
Residential mortgage	365	(72)	2	14	309
Sales finance	38	(14)	5	(4)	25
Other lending subsidiaries	186	(101)	13	102	200

Covered and other acquired	149	(27)	—	17	139

Unallocated	110	—	—	(30)	80

Allowance for loan and lease losses	2,256	(782)	93	559	2,126
Reserve for unfunded lending commitments	29	—	—	2	31

Allowance for credit losses	$2,285	$(782)	$93	$561	$2,157

Six Months Ended June 30, 2011	Beginning Balance	Charge- Offs	Recoveries	Provision	Ending Balance
	(Dollars in millions)
Commercial:
Commercial and industrial	$621	$(140)	$13	$(20)	$474
Commercial real estate - other	446	(149)	9	156	462
Commercial real estate - residential ADC	469	(149)	11	51	382
Other lending subsidiaries	21	(4)	2	(6)	13

Retail:
Direct retail lending	246	(144)	17	114	233
Revolving credit	109	(51)	10	35	103
Residential mortgage	298	(183)	2	230	347
Sales finance	47	(17)	5	7	42
Other lending subsidiaries	177	(91)	11	74	171

Covered and other acquired	144	—	—	15	159

Unallocated	130	—	—	—	130

Allowance for loan and lease losses	2,708	(928)	80	656	2,516
Reserve for unfunded lending commitments	47	—	—	12	59

Allowance for credit losses	$2,755	$(928)	$80	$668	$2,575

The following tables provide a breakdown of the allowance for loan and lease losses and the recorded investment in loans based on the method for determining the allowance:

	Allowance for Loan and Lease Losses
June 30, 2012	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired With Deteriorated Credit Quality	Total
	(Dollars in millions)
Commercial:
Commercial and industrial	$83	$442	$—	$525
Commercial real estate - other	47	258	—	305
Commercial real estate - residential ADC	28	129	—	157
Other lending subsidiaries	2	11	—	13

Retail:
Direct retail lending	28	255	—	283
Revolving credit	25	65	—	90
Residential mortgage	127	182	—	309
Sales finance	3	22	—	25
Other lending subsidiaries	27	173	—	200

Covered and other acquired	—	52	87	139

Unallocated	—	80	—	80

Total	$370	$1,669	$87	$2,126

	Loans and Leases
June 30, 2012	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired With Deteriorated Credit Quality	Total
	(Dollars in millions)
Commercial:
Commercial and industrial	$691	$36,247	$—	$36,938
Commercial real estate - other	413	10,044	—	10,457
Commercial real estate - residential ADC	272	1,318	—	1,590
Other lending subsidiaries	8	4,143	—	4,151

Retail:
Direct retail lending	154	15,001	—	15,155
Revolving credit	58	2,148	—	2,206
Residential mortgage	998	22,119	—	23,117
Sales finance	17	7,777	—	7,794
Other lending subsidiaries	72	5,612	—	5,684

Covered and other acquired	—	2,236	1,747	3,983

Total	$2,683	$106,645	$1,747	$111,075

	Allowance for Loan and Lease Losses
December 31, 2011	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired With Deteriorated Credit Quality	Total
	(Dollars in millions)
Commercial:
Commercial and industrial	$77	$356	$—	$433
Commercial real estate - other	69	265	—	334
Commercial real estate - residential ADC	50	236	—	286
Other lending subsidiaries	1	10	—	11

Retail:
Direct retail lending	35	197	—	232
Revolving credit	27	85	—	112
Residential mortgage	152	213	—	365
Sales finance	1	37	—	38
Other lending subsidiaries	20	166	—	186

Covered and other acquired	—	36	113	149

Unallocated	—	110	—	110

Total	$432	$1,711	$113	$2,256

	Loans and Leases
December 31, 2011	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired With Deteriorated Credit Quality	Total
	(Dollars in millions)
Commercial:
Commercial and industrial	$656	$35,759	$—	$36,415
Commercial real estate - other	511	10,178	—	10,689
Commercial real estate - residential ADC	420	1,641	—	2,061
Other lending subsidiaries	5	3,621	—	3,626

Retail:
Direct retail lending	165	14,302	—	14,467
Revolving credit	62	2,150	—	2,212
Residential mortgage	931	19,650	—	20,581
Sales finance	10	7,391	—	7,401
Other lending subsidiaries	49	5,062	—	5,111

Covered and other acquired	—	2,782	2,124	4,906

Total	$2,809	$102,536	$2,124	$107,469

BB&T monitors the credit quality of its commercial portfolio segment using internal risk ratings. These risk ratings are based on established regulatory guidance. Loans with a Pass rating represent those not considered as a problem credit. Special mention loans are those that have a potential weakness deserving management’s close attention. Substandard loans are those for which a well-defined weakness has been identified that may put full collection of contractual cash flows at risk. Substandard loans are placed in nonaccrual status when BB&T believes it is no longer probable it will collect all contractual cash flows.

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

June 30, 2012	Commercial & Industrial	Commercial Real Estate - Other	Commercial Real Estate - Residential ADC	Other Lending Subsidiaries
	(Dollars in millions)
Commercial:
Pass	$34,200	$8,848	$957	$4,110
Special mention	262	113	32	6
Substandard - performing	1,856	1,195	360	28
Nonperforming	620	301	241	7

Total	$36,938	$10,457	$1,590	$4,151

	Direct Retail Lending	Revolving Credit	Residential Mortgage	Sales Finance	Other Lending Subsidiaries
	(Dollars in millions)
Retail:
Performing	$15,022	$2,206	$22,854	$7,781	$5,615
Nonperforming	133	—	263	13	69

Total	$15,155	$2,206	$23,117	$7,794	$5,684

December 31, 2011	Commercial & Industrial	Commercial Real Estate - Other	Commercial Real Estate - Residential ADC	Other Lending Subsidiaries
	(Dollars in millions)
Commercial:
Pass	$33,497	$8,568	$1,085	$3,578
Special mention	488	234	60	5
Substandard - performing	1,848	1,493	540	35
Nonperforming	582	394	376	8

Total	$36,415	$10,689	$2,061	$3,626

	Direct Retail Lending	Revolving Credit	Residential Mortgage	Sales Finance	Other Lending Subsidiaries
	(Dollars in millions)
Retail:
Performing	$14,325	$2,212	$20,273	$7,394	$5,056
Nonperforming	142	—	308	7	55

Total	$14,467	$2,212	$20,581	$7,401	$5,111

The following tables represent aging analyses of BB&T’s past due loans and leases held for investment. Covered loans have been excluded from this aging analysis because they are covered by FDIC loss sharing agreements, and their related allowance is determined by loan pool performance due to the application of the accretion method.

	Accruing Loans and Leases
June 30, 2012	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonaccrual Loans And Leases	Total Loans And Leases, Excluding Covered Loans
	(Dollars in millions)
Commercial:
Commercial and industrial	$36,263	$53	$2	$620	$36,938
Commercial real estate - other	10,140	16	—	301	10,457
Commercial real estate - residential ADC	1,340	9	—	241	1,590
Other lending subsidiaries	4,126	14	4	7	4,151

Retail:
Direct retail lending	14,865	119	38	133	15,155
Revolving credit	2,173	20	13	—	2,206
Residential mortgage (1)	21,609	495	292	263	22,659
Sales finance	7,721	49	11	13	7,794
Other lending subsidiaries	5,411	204	—	69	5,684

Other acquired	27	—	1	—	28

Total (1)	$103,675	$979	$361	$1,647	$106,662

	Accruing Loans and Leases
December 31, 2011	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonaccrual Loans And Leases	Total Loans And Leases, Excluding Covered Loans
	(Dollars in millions)
Commercial:
Commercial and industrial	$35,746	$85	$2	$582	$36,415
Commercial real estate - other	10,273	22	—	394	10,689
Commercial real estate - residential ADC	1,671	14	—	376	2,061
Other lending subsidiaries	3,589	25	4	8	3,626

Retail:
Direct retail lending	14,109	161	55	142	14,467
Revolving credit	2,173	22	17	—	2,212
Residential mortgage (1)	19,442	524	307	308	20,581
Sales finance	7,301	75	18	7	7,401
Other lending subsidiaries	4,807	248	1	55	5,111

Other acquired	37	1	1	—	39

Total (1)	$99,148	$1,177	$405	$1,872	$102,602

(1)	Residential mortgage loans include $84 million and $81 million in government guaranteed loans 30-89 days past due, and $214 million and $203 million in government guaranteed loans 90 days or more past due as of June 30, 2012 and December 31, 2011, respectively. Residential mortgage loans exclude $5 million and $453 million in loans guaranteed by GNMA that BB&T has the option, but not the obligation, to repurchase, which are past due 30-89 days and 90 days or more, respectively, at June 30, 2012.

The following tables set forth certain information regarding BB&T’s impaired loans, excluding acquired impaired loans and loans held for sale, that were evaluated for specific reserves.

As Of / For The Six Months Ended June 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in millions)
With No Related Allowance Recorded:
Commercial:
Commercial and industrial	$129	$236	$—	$122	$—
Commercial real estate - other	78	122	—	67	—
Commercial real estate - residential ADC	107	227	—	125	—

Retail:
Direct retail lending	18	75	—	20	—
Residential mortgage (1)	82	138	—	101	1
Sales finance	2	2	—	1	—
Other lending subsidiaries	2	4	—	4	—

With An Allowance Recorded:
Commercial:
Commercial and industrial	562	571	83	395	1
Commercial real estate - other	335	357	47	240	2
Commercial real estate - residential ADC	165	172	28	121	—
Other lending subsidiaries	8	8	2	2	1

Retail:
Direct retail lending	136	145	28	130	4
Revolving credit	58	58	25	60	1
Residential mortgage (1)	652	672	114	616	13
Sales finance	15	17	3	9	—
Other lending subsidiaries	70	72	27	51	1

Total (1)	$2,419	$2,876	$357	$2,064	$24

As Of / For The Year Ended December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in millions)
With No Related Allowance Recorded:
Commercial:
Commercial and industrial	$114	$196	$—	$102	$—
Commercial real estate - other	102	163	—	94	1
Commercial real estate - residential ADC	153	289	—	145	—

Retail:
Direct retail lending	19	74	—	23	1
Residential mortgage (1)	46	85	—	55	2
Sales finance	1	1	—	1	—
Other lending subsidiaries	2	4	—	3	—

With An Allowance Recorded:
Commercial:
Commercial and industrial	542	552	77	300	1
Commercial real estate - other	409	433	69	278	5
Commercial real estate - residential ADC	267	298	50	164	1
Other lending subsidiaries	5	5	1	5	—

Retail:
Direct retail lending	146	153	35	128	8
Revolving credit	62	61	27	61	3
Residential mortgage (1)	653	674	125	562	26
Sales finance	9	10	1	6	—
Other lending subsidiaries	47	50	20	31	2

Total (1)	$2,577	$3,048	$405	$1,958	$50

(1)	Residential mortgage loans exclude $264 million and $232 million in government guaranteed loans and related allowance of $13 million and $27 million as of June 30, 2012 and December 31, 2011, respectively.

The following tables provide a summary of the primary reason loan modifications were classified as restructurings and their estimated impact on the allowance for loan and lease losses:

	Three Months Ended June 30,
	2012			2011
	Types of Modifications (1)		Impact To Allowance	Types of Modifications (1)		Impact To Allowance
	Rate (2)	Structure		Rate (2)	Structure
	(Dollars in millions)
Commercial:
Commercial and industrial	$9	$11	$—	$9	$14	$1
Commercial real estate - other	26	5	(1)	7	10	2
Commercial real estate - residential ADC	22	8	(2)	4	14	4

Retail:
Direct retail lending	10	4	2	16	2	2
Revolving credit	7	—	1	10	—	2
Residential mortgage	27	37	6	22	—	3
Sales finance	1	—	—	1	1	1
Other lending subsidiaries	21	—	4	10	2	4

	Six Months Ended June 30,
	2012			2011
	Types of Modifications (1)		Impact To Allowance	Types of Modifications (1)		Impact To Allowance
	Rate (2)	Structure		Rate (2)	Structure
	(Dollars in millions)
Commercial:
Commercial and industrial	$14	$39	$—	$21	$27	$2
Commercial real estate - other	30	14	—	26	23	3
Commercial real estate - residential ADC	22	21	(2)	16	23	7

Retail:
Direct retail lending	16	6	3	32	3	5
Revolving credit	15	—	3	21	—	4
Residential mortgage	82	46	9	54	5	8
Sales finance	3	—	—	2	3	1
Other lending subsidiaries	29	2	8	22	3	8

(1)	Includes modifications made to existing restructurings, as well as new modifications that are considered restructurings. Balances represent the recorded investment as of the end of the period in which the modification was made.
(2)	Includes restructurings made with a below market interest rate that also includes a modification of loan structure.

Charge-offs recorded at the modification date were $5 million and $7 million for the three months ended June 30, 2012 and June 30, 2011, respectively. The forgiveness of principal or interest for restructurings recorded during the three months ended June 30, 2012 and June 30, 2011 was immaterial.

Charge-offs recorded at the modification date were $9 million and $12 million for the six months ended June 30, 2012 and June 30, 2011, respectively. The forgiveness of principal or interest for restructurings recorded during the six months ended June 30, 2012 and June 30, 2011 was immaterial.

The following table summarizes the pre-default balance for modifications that experienced a payment default that had been classified as restructurings during the previous 12 months. BB&T defines payment default as movement of the restructuring to nonaccrual status, foreclosure or charge-off, whichever occurs first.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Commercial:
Commercial and industrial	$2	$20	$4	$33
Commercial real estate - other	4	45	5	75
Commercial real estate - residential ADC	4	21	12	62

Retail:
Direct retail lending	2	4	4	13
Revolving credit	3	3	6	8
Residential mortgage	7	5	24	18
Sales finance	—	—	—	1
Other lending subsidiaries	1	1	3	2

NOTE 5.  Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill attributable to each of BB&T’s operating segments is reflected in the table below. To date, there have been no goodwill impairments recorded by BB&T.

	Community Banking	Residential Mortgage Banking	Dealer Financial Services	Specialized Lending	Insurance Services	Financial Services	Total
	(Dollars in millions)
Balance, January 1, 2012	$4,542	$7	$111	$94	$1,132	$192	$6,078
Acquisitions	3	—	—	—	346	—	349
Contingent consideration	—	—	—	—	2	—	2
Other adjustments	—	—	—	—	(1)	—	(1)

Balance, June 30, 2012	$4,545	$7	$111	$94	$1,479	$192	$6,428

The following table presents the gross carrying amounts and accumulated amortization for BB&T’s identifiable intangible assets subject to amortization:

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Identifiable intangible assets:
Core deposit intangibles	$626	$(502)	$124	$626	$(484)	$142
Other (1)	1,077	(518)	559	787	(485)	302

Totals	$1,703	$(1,020)	$683	$1,413	$(969)	$444

(1)	Other identifiable intangibles are primarily customer relationship intangibles.

During the second quarter of 2012, BB&T acquired the life and property and casualty insurance divisions of Crump Group Inc. The change in goodwill and other identifiable intangibles was primarily the result of this acquisition, although the final purchase accounting has not been completed.

NOTE 6.  Loan Servicing

Residential Mortgage Banking Activities

The following tables summarize residential mortgage banking activities for the periods presented:

	June 30, 2012	December 31, 2011
	(Dollars in millions)
Mortgage loans managed or securitized (1)	$28,029	$26,559
Less: Loans securitized and transferred to securities available for sale	4	4
Loans held for sale	2,600	3,394
Covered mortgage loans	1,159	1,264
Mortgage loans sold with recourse	1,149	1,316

Mortgage loans held for investment	$23,117	$20,581

Mortgage loans on nonaccrual status	$263	$308
Mortgage loans 90 days or more past due and still accruing interest (2)	78	104
Mortgage loans net charge-offs (3)	70	264
Unpaid principal balance of residential mortgage loans servicing portfolio	97,560	91,640
Unpaid principal balance of residential mortgage loans serviced for others	71,389	67,066
Maximum recourse exposure from mortgage loans sold with recourse liability	484	522
Recorded reserves related to recourse exposure	12	6
Repurchase reserves for mortgage loan sales to GSEs	43	29

(1)	Balances exclude loans serviced for others with no other continuing involvement.
(2)	Includes amounts related to residential mortgage loans held for sale and excludes amounts related to government guaranteed loans and covered mortgage loans. Refer to Loans and Leases Note for additional disclosures related to past due government guaranteed loans.
(3)	Net charge-offs for June 30, 2012 reflect six months.

	As of / For the Six Months Ended June 30,
	2012	2011
	(Dollars in millions)
Unpaid principal balance of residential mortgage loans sold from the held for sale portfolio	$12,675	$8,554
Pre-tax gains recognized on mortgage loans sold	236	61
Servicing fees recognized from mortgage loans serviced for others	121	118
Approximate weighted average servicing fee of the outstanding balance of residential mortgage loans serviced for others	0.33%	0.34%
Weighted average coupon interest rate on mortgage loans serviced for others	4.81	5.14

The unpaid principal balances of BB&T’s total residential mortgage loans serviced for others consist primarily of agency conforming fixed-rate mortgage loans. Mortgage loans serviced for others are not included in loans and leases on the accompanying Consolidated Balance Sheets.

During the six months ended June 30, 2012 and 2011, BB&T sold residential mortgage loans from the held for sale portfolio and recognized pre-tax gains including the impact of interest rate lock commitments. These gains are recorded in noninterest income as a component of mortgage banking income. BB&T retained the related mortgage servicing rights and receives servicing fees.

At June 30, 2012 and December 31, 2011, BB&T had residential mortgage loans sold with recourse liability. In the event of nonperformance by the borrower, BB&T has recourse exposure for these loans. At both June 30, 2012 and December 31, 2011, BB&T has recorded reserves related to these recourse exposures. Payments made to date have been immaterial.

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

	Residential Mortgage Servicing Rights Six Months Ended June 30,
	2012	2011
	(Dollars in millions)
Carrying value, January 1,	$563	$830
Additions	134	126
Increase (decrease) in fair value:
Due to changes in valuation inputs or assumptions	(38)	(20)
Other changes (1)	(81)	(57)

Carrying value, June 30,	$578	$879

(1)	Represents the realization of expected net servicing cash flows, expected borrower payments and the passage of time.

During the six months ended June 30, 2012, management revised its servicing costs assumptions in the valuation of residential mortgage servicing rights due to the expectation of higher costs that continue to impact the industry. The impact of these changes resulted in a $22 million reduction in the value of the residential mortgage servicing rights. The remainder of the net decrease is primarily due to the impact of a slight decrease in estimated prepayment speeds and increase in discount rates. The decrease in estimated prepayment speeds was primarily driven by lower prepayment speeds experienced in the portfolio. The increase in estimated discount rates is reflective of the current mortgage servicing rights market.

Refer to Note 14 for additional disclosures related to the assumptions and estimates used in determining the fair value of residential mortgage servicing rights. The sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% adverse changes in key economic assumptions is included in the accompanying table:

	Residential Mortgage Servicing Rights June 30, 2012
	(Dollars in millions)
Fair value of residential mortgage servicing rights	$578
Composition of residential loans serviced for others:
Fixed-rate mortgage loans	99%
Adjustable-rate mortgage loans	1

Total	100%

Weighted average life	4.0	yrs

Prepayment speed	19.3%
Effect on fair value of a 10% increase	$ (34)
Effect on fair value of a 20% increase	(63)

Weighted average discount rate	10.8%
Effect on fair value of a 10% increase	$ (19)
Effect on fair value of a 20% increase	(37)

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

Commercial Mortgage Banking Activities

BB&T also arranges and services commercial real estate mortgages through Grandbridge Real Estate Capital, LLC (“Grandbridge”) the commercial mortgage banking subsidiary of Branch Bank. The majority of these commercial mortgages were arranged for third party investors. Commercial real estate mortgage loans serviced for others are not included in loans and leases on the accompanying Consolidated Balance Sheets. The following table summarizes commercial mortgage banking activities for the periods presented:

	June 30 2012	December 31 2011
	(Dollars in millions)
Unpaid principal balance of commercial real estate mortgages serviced for others	$25,741	$25,367
Commercial real estate mortgages serviced for others covered by recourse provisions	4,762	4,520
Maximum recourse exposure from commercial real estate mortgages sold with recourse liability	1,297	1,226
Recorded reserves related to recourse exposure	14	15
Originated commercial real estate mortgages during the period (1)	2,275	4,803

(1)	Originated commercial real estate mortgages for June 30, 2012 reflect six months.

NOTE 7.  Deposits

A summary of BB&T’s deposits is presented in the accompanying table:

	June 30, 2012	December 31, 2011
	(Dollars in millions)
Noninterest-bearing deposits	$28,664	$25,684
Interest checking	20,228	20,701
Money market and savings	46,611	44,618
Certificates and other time deposits	30,556	33,899
Foreign office deposits - interest-bearing	—	37

Total deposits	$126,059	$124,939

Time deposits $100,000 and greater	$17,762	$19,819

NOTE 8.  Long-Term Debt

Long-term debt comprised the following:

	June 30, 2012	December 31, 2011
	(Dollars in millions)
BB&T Corporation:
3.85% Senior Notes Due 2012	$1,000	$1,000
3.38% Senior Notes Due 2013	500	500
5.70% Senior Notes Due 2014	510	510
2.05% Senior Notes Due 2014	700	700
Floating Rate Senior Notes Due 2014 (1)	300	300
3.95% Senior Notes Due 2016	499	499
3.20% Senior Notes Due 2016	999	999
2.15% Senior Notes Due 2017	748	—
6.85% Senior Notes Due 2019	539	538
4.75% Subordinated Notes Due 2012 (2)	490	490
5.20% Subordinated Notes Due 2015 (2)	933	933
4.90% Subordinated Notes Due 2017 (2)	344	342
5.25% Subordinated Notes Due 2019 (2)	586	586
3.95% Subordinated Notes Due 2022 (2)	298	—

Branch Bank:
Floating Rate Subordinated Notes Due 2016 (2)(3)	350	350
Floating Rate Subordinated Notes Due 2017 (2)(3)	262	262
4.875% Subordinated Notes Due 2013 (2)	222	222
5.625% Subordinated Notes Due 2016 (2)	386	386

Federal Home Loan Bank Advances to Branch Bank: (4)
Varying maturities to 2034	8,997	8,998

Junior Subordinated Debt to Unconsolidated Trusts (5)	3,090	3,271

Other Long-Term Debt	109	83

Fair value hedge-related basis adjustments	699	834

Total Long-Term Debt	$22,561	$21,803

(1)	These floating-rate senior notes are based on LIBOR and had an effective rate of 1.17% at June 30, 2012.
(2)	Subordinated notes that qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.
(3)	These floating-rate securities are based on LIBOR, but the majority of the cash flows have been swapped to a fixed rate. The effective rate paid on these securities including the effect of the swapped portion was 3.26% at June 30, 2012.
(4)	Certain of these advances have been swapped to floating rates from fixed rates and from fixed rates to floating rates. At June 30, 2012, the weighted average rate paid on these advances including the effect of the swapped portion was 3.59%, and the weighted average maturity was 7.4 years.
(5)	Securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.

During the second quarter of 2012, BB&T provided redemption notices to the holders of all its trust preferred securities to exercise certain early redemption provisions based on the terms of the respective trusts. BB&T revised the estimated life it was using to amortize the remaining debt issuance costs and related discounts or premiums, including fair value hedge adjustments, to end on the redemption date for each of the impacted debt securities. The redemptions, and the related retirement of the junior subordinated debt to unconsolidated trusts, was partially completed by the end of June 2012.

NOTE 9.  Shareholders’ Equity

Preferred Stock

On May 1, 2012, BB&T issued $575 million of Series D Non-Cumulative Perpetual Preferred Stock for net proceeds of $559 million. BB&T issued depositary shares, each of which represents a fractional ownership interest in a share of the 23,000 shares of the Company’s preferred stock. The preferred stock has no stated maturity and redemption is solely at the option of the Company in whole, but not in part, upon the occurrence of a regulatory capital treatment event, as defined. In addition, the preferred stock may be redeemed in whole or in part, on any dividend payment date after April 30, 2017. Under current rules, any redemption of the preferred stock is subject to prior approval of the Federal Reserve Board. The preferred stock is not subject to any sinking fund or other obligations of the Corporation. Dividends, if declared, accrue and are payable quarterly, in arrears, at a rate of 5.85% per annum.

Equity-Based Plans

At June 30, 2012, BB&T has options, restricted shares and restricted share units outstanding from the following equity-based compensation plans: the 2012 Incentive Plan (“2012 Plan”), 2004 Stock Incentive Plan (“2004 Plan”), the 1995 Omnibus Stock Incentive Plan (“Omnibus Plan”), the Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”), and a plan assumed from an acquired entity. BB&T’s shareholders have approved all equity-based compensation plans with the exception of the plan assumed from an acquired entity. As of June 30, 2012, the 2012 Plan is the only plan that has shares available for future grants. All of BB&T’s equity-based compensation plans allow for accelerated vesting of awards for holders who retire and have met all retirement eligibility requirements and in connection with certain other events. Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2011 for further disclosures related to equity-based awards issued by BB&T.

BB&T measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. The following table presents the weighted average assumptions used:

	Six Months Ended June 30,
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

The following table details the activity related to stock options awarded by BB&T:

	Six Months Ended June 30, 2012
	Options	Wtd. Avg. Exercise Price
Outstanding at beginning of period	45,384,554	$34.42
Granted	4,683,073	30.09
Exercised	(535,124)	23.58
Forfeited or expired	(3,117,095)	36.63

Outstanding at end of period	46,415,408	33.95

Exercisable at end of period	34,992,955	35.81

Exercisable and expected to vest at end of period	44,470,125	$33.97

The following table details the activity related to restricted shares and restricted share units awarded by BB&T:

	Six Months Ended June 30, 2012
	Shares/Units	Wtd. Avg. Grant Date Fair Value
Nonvested at beginning of period	13,462,630	$19.47
Granted	2,580,306	25.81
Vested	(1,547,360)	32.30
Forfeited	(213,814)	18.95

Nonvested at end of period	14,281,762	$19.23

NOTE 10.  Accumulated Other Comprehensive Income (Loss)

The balances in accumulated other comprehensive income (loss) are shown in the following table:

	June 30, 2012			December 31, 2011
	Pre-Tax Amount	Deferred Tax Expense (Benefit)	After-Tax Amount	Pre-Tax Amount	Deferred Tax Expense (Benefit)	After-Tax Amount
	(Dollars in millions)
Unrecognized net pension and postretirement costs	$(929)	$(348)	$(581)	$(965)	$(362)	$(603)
Unrealized net gains (losses) on cash flow hedges	(279)	(105)	(174)	(254)	(95)	(159)
Unrealized net gains (losses) on securities available for sale	729	274	455	421	158	263
FDIC’s share of unrealized (gains) losses on securities available for sale under loss share agreements	(357)	(134)	(223)	(311)	(116)	(195)
Other, net	(35)	(17)	(18)	(37)	(18)	(19)

Total	$(871)	$(330)	$(541)	$(1,146)	$(433)	$(713)

As of June 30, 2012 and December 31, 2011, unrealized net losses on securities available for sale, excluding covered securities, included $33 million and $55 million, respectively, of pre-tax losses related to other-than-temporarily impaired non-agency mortgage-backed securities where a portion of the loss was recognized in net income.

NOTE 11.  Income Taxes

The effective tax rates for the three and six months ended June 30, 2012 were higher than the corresponding periods of 2011 primarily due to higher levels of pre-tax income, which is subject to the marginal tax rate.

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

NOTE 12.  Benefit Plans

The following tables summarize the components of net periodic benefit cost recognized for BB&T’s pension plans for the periods presented:

	Qualified Plan		Nonqualified Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Service cost	$29	$27	$2	$1
Interest cost	24	23	2	3
Estimated return on plan assets	(49)	(49)	—	—
Amortization and other	17	6	1	1

Net periodic benefit cost	$21	$7	$5	$5

	Qualified Plan		Nonqualified Plans
	Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Service cost	$58	$53	$4	$3
Interest cost	49	46	5	5
Estimated return on plan assets	(98)	(98)	—	—
Amortization and other	34	13	2	2

Net periodic benefit cost	$43	$14	$11	$10

BB&T makes contributions to the qualified pension plan in amounts between the minimum required for funding standard accounts and the maximum amount deductible for federal income tax purposes. Management is not required to make a contribution to the qualified pension plan in 2012; however, such a contribution may be made later in 2012, if deemed appropriate.

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

Letters of credit and financial guarantees written are unconditional commitments issued by BB&T to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper issuance, bond financing and similar transactions, the majority of which are to tax exempt entities. The credit risk involved in the issuance of these guarantees is essentially the same as that involved in extending loans to clients and as such, the instruments are collateralized when necessary. As of June 30, 2012 and December 31, 2011, BB&T had issued letters of credit totaling $5.8 billion and $6.1 billion, respectively. The carrying amount of the liability for such guarantees was $33 million and $27 million at June 30, 2012 and December 31, 2011, respectively.

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

BB&T invests in certain affordable housing and historic building rehabilitation projects throughout its market area as a means of supporting local communities, and receives tax credits related to these investments. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. Branch Bank typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. As of June 30, 2012 and December 31, 2011, BB&T had investments of $1.1 billion and $1.2 billion, respectively, related to these projects, which are included as other assets on the Consolidated Balance Sheets. BB&T’s outstanding commitments to fund affordable housing investments totaled $355 million and $394 million at June 30, 2012 and December 31, 2011, respectively, which are included as other liabilities on the Consolidated Balance Sheets. As of June 30, 2012 and December 31, 2011, BB&T had outstanding loan commitments to these funds of $191 million and $178 million, respectively. Of these amounts, $70 million and $76 million had been funded at June 30, 2012 and December 31, 2011, respectively, and were included in loans and leases on the Consolidated Balance Sheets. BB&T’s maximum risk exposure related to these investments is limited to its total investment and outstanding loan commitments.

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

BB&T has investments and future funding commitments to certain private equity and similar investments. As of June 30, 2012 and December 31, 2011, BB&T had investments of $301 million and $261 million related to these funds, respectively. As of June 30, 2012 and December 31, 2011, BB&T had future funding commitments of $114 million and $129 million, respectively. BB&T’s risk exposure relating to such commitments is generally limited to the amount of investments and future funding commitments made.

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

The Company is a defendant in three separate cases primarily challenging the Company’s daily ordering of debit transactions posted to customer checking accounts for the period from 2003 to 2010. The plaintiffs have requested class action treatment; however, no class has been certified. The court initially denied motions by the Company to dismiss these cases and compel them to be submitted to individual arbitration. The Company then filed appeals in all three matters. There have been numerous subsequent procedural developments. These include an appeal to the U.S. Supreme Court in one matter which resulted in a November 2011 decision that benefited the Company and two decisions in July 2012 in two other matters by the U.S. Court of Appeals for the Eleventh Circuit ordering arbitration. Nevertheless, at present the issues raised by these motions and/or appeals have not been finally decided. If the motions or appeals are ultimately granted, they would preclude class action treatment. Even if those appeals are denied, the Company believes it has meritorious defenses against these matters, including class certification. In addition, no damages have been specified by the plaintiffs. Because of these circumstances, no specific loss or range of loss can currently be determined.

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

Assets and liabilities measured at fair value on a recurring basis, including financial instruments for which BB&T has elected the Fair Value Option are summarized below:

		Fair Value Measurements for Assets and Liabilities Measured on a Recurring Basis
	6/30/2012	Level 1	Level 2	Level 3
		(Dollars in millions)
Assets:
Trading securities	$533	$200	$332	$1
Securities available for sale:
GSE securities	348	—	348	—
Mortgage-backed securities issued by GSE	20,856	—	20,856	—
States and political subdivisions	1,982	—	1,982	—
Non-agency mortgage-backed securities	302	—	302	—
Other securities	1	—	1	—
Covered securities	1,578	—	596	982
Loans held for sale	2,736	—	2,736	—
Residential mortgage servicing rights	578	—	—	578
Derivative assets: (1)
Interest rate contracts	1,566	—	1,498	68
Foreign exchange contracts	10	—	10	—
Private equity and similar investments (1)(2)	301	—	—	301

Total assets	$30,791	$200	$28,661	$1,930

Liabilities:
Derivative liabilities: (1)
Interest rate contracts	$1,622	$—	$1,622	$—
Foreign exchange contracts	6	—	6	—
Short-term borrowed funds (3)	235	—	235	—

Total liabilities	$1,863	$—	$1,863	$—

		Fair Value Measurements for Assets and Liabilities Measured on a Recurring Basis
	12/31/2011	Level 1	Level 2	Level 3
		(Dollars in millions)
Assets:
Trading securities	$534	$298	$235	$1
Securities available for sale:
GSE securities	306	—	306	—
Mortgage-backed securities issued by GSE	18,132	—	18,132	—
States and political subdivisions	1,923	—	1,923	—
Non-agency mortgage-backed securities	368	—	368	—
Other securities	7	6	1	—
Covered securities	1,577	—	593	984
Loans held for sale	3,736	—	3,736	—
Residential mortgage servicing rights	563	—	—	563
Derivative assets: (1)
Interest rate contracts	1,518	1	1,457	60
Foreign exchange contracts	7	—	7	—
Private equity and similar investments (1)(2)	261	—	—	261

Total assets	$28,932	$305	$26,758	$1,869

Liabilities:
Derivative liabilities: (1)
Interest rate contracts	$1,498	$—	$1,497	$1
Foreign exchange contracts	8	—	8	—
Short-term borrowed funds (3)	118	—	118	—

Total liabilities	$1,624	$—	$1,623	$1

(1)	These amounts are reflected in other assets and other liabilities on the Consolidated Balance Sheets.
(2)	Based on an analysis of the nature and risks of these investments, BB&T has determined that presenting these investments as a single class is appropriate.
(3)	Short-term borrowed funds reflect securities sold short positions.

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

Private equity and similar investments: BB&T has private equity and similar investments that are measured at fair value based on the investment’s net asset value. In many cases there are no observable market values for these investments and therefore management must estimate the fair value based on a comparison of the operating performance of the company to multiples in the marketplace for similar entities. This analysis requires significant judgment and actual values in a sale could differ materially from those estimated.

Short-term borrowed funds: Short-term borrowed funds represent debt securities sold short. These are entered into through BB&T’s brokerage subsidiary Scott & Stringfellow, LLC. These trades are executed as a hedging strategy for the purposes of supporting institutional and retail client trading activities.

The tables below present reconciliations for Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements Using Significant Unobservable Inputs
Three Months Ended June 30, 2012	Trading	Covered Securities	Residential Mortgage Servicing Rights	Net Derivatives	Private Equity and Similar Investments

	(Dollars in millions)
Balance at April 1, 2012	$1	$1,023	$696	$30	$281
Total realized and unrealized gains or losses:
Included in earnings:
Interest income	—	14	—	—	—
Mortgage banking income	—	—	(168)	89	—
Other noninterest income	—	—	—	—	(1)
Included in unrealized net holding gains (losses) in other comprehensive income (loss)	—	(22)	—	—	—
Purchases	—	—	—	—	28
Issuances	—	—	50	77	—
Sales	—	—	—	—	(6)
Settlements	—	(33)	—	(128)	(1)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—

Balance at June 30, 2012	$1	$982	$578	$68	$301

Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2012	$—	$14	$(130)	$68	$(2)

	Fair Value Measurements Using Significant Unobservable Inputs
Three Months Ended June 30, 2011	Trading	States & Political Subdivisions	Covered Securities	Residential Mortgage Servicing Rights	Net Derivatives	Private Equity and Similar Investments

	(Dollars in millions)
Balance at April 1, 2011	$1	$52	$1,059	$928	$7	$272
Total realized and unrealized gains or losses:
Included in earnings:
Interest income	—	—	8	—	—	—
Mortgage banking income	—	—	—	(89)	43	—
Other noninterest income	—	—	—	—	—	7
Included in unrealized net holding gains (losses) in other comprehensive income (loss)	—	—	(4)	—	—	—
Purchases	2	—	—	—	—	7
Issuances	—	—	—	40	10	—
Sales	(9)	—	—	—	—	(30)
Settlements	7	(52)	—	—	(57)	(6)
Transfers into Level 3	—	—	—	—	—	1
Transfers out of Level 3	—	—	—	—	—	(4)

Balance at June 30, 2011	$1	$—	$1,063	$879	$3	$247

Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2011	$—	$—	$8	$(60)	$3	$5

	Fair Value Measurements Using Significant Unobservable Inputs
Six Months Ended June 30, 2012	Trading	Covered Securities	Residential Mortgage Servicing Rights	Net Derivatives	Private Equity and Similar Investments

	(Dollars in millions)
Balance at January 1, 2012	$1	$984	$563	$59	$261
Total realized and unrealized gains or losses:
Included in earnings:
Interest income	—	18	—	—	—
Mortgage banking income	—	—	(119)	185	—
Other noninterest income	—	—	—	—	4
Included in unrealized net holding gains (losses) in other comprehensive income (loss)	—	40	—	—	—
Purchases	—	—	—	—	52
Issuances	—	—	134	138	—
Sales	—	—	—	—	(18)
Settlements	—	(60)	—	(314)	2
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—

Balance at June 30, 2012	$1	$982	$578	$68	$301

Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2012	$—	$18	$(38)	$68	$7

	Fair Value Measurements Using Significant Unobservable Inputs
Six Months Ended June 30, 2011	Trading	States & Political Subdivisions	Other Securities	Covered Securities	Residential Mortgage Servicing Rights	Net Derivatives	Private Equity and Similar Investments

	(Dollars in millions)
Balance at January 1, 2011	$11	$119	$7	$954	$830	$(25)	$266
Total realized and unrealized gains or losses:
Included in earnings:
Interest income	—	—	—	26	—	—	—
Mortgage banking income	—	—	—	—	(77)	26	—
Other noninterest income	(3)	—	—	—	—	—	15
Included in unrealized net holding gains (losses) in other comprehensive income (loss)	—	(9)	(1)	83	—	—	—
Purchases	2	—	—	—	—	—	12
Issuances	—	—	—	—	126	21	—
Sales	(9)	—	—	—	—	—	(36)
Settlements	—	(53)	(1)	—	—	(19)	(7)
Transfers into Level 3	—	—	—	—	—	—	1
Transfers out of Level 3	—	(57)	(5)	—	—	—	(4)

Balance at June 30, 2011	$1	$—	$—	$1,063	$879	$3	$247

Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2011	$—	$—	$—	$26	$(20)	$3	$12

BB&T’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of a reporting period. During the first six months of 2012, BB&T did not have any material transfer of securities between levels in the fair value hierarchy. During the first six months of 2011, transfers from Level 3 to Level 2 were the result of increased observable market activity for these securities. There were no gains or losses recognized as a result of the transfers of securities during the six months ended 2011.

The net realized and unrealized gains (losses) reported for mortgage servicing rights assets includes adjustments decreasing the value $130 million and the realization of expected residential mortgage servicing rights cash flows by $38 million for the three months ended June 30, 2012. For the quarter ended June 30, 2011, the net realized and unrealized gains (losses) reported for mortgage servicing rights assets includes an adjustment decreasing the value $60 million and the realization of expected residential mortgage servicing rights cash flows by $29 million. BB&T uses various derivative financial instruments to mitigate the income statement effect of changes in fair value. During the three months ended June 30, 2012 and 2011, the derivative instruments produced gains of $152 million and $59 million, respectively, which offset the valuation adjustments recorded.

For the six months ended June 30, 2012 and 2011, the net realized and unrealized gains (losses) reported for mortgage servicing rights assets includes adjustments decreasing the value $38 million and $20 million, respectively, and decreasing the value for the realization of expected residential mortgage servicing rights cash flows by $81 million and $57 million, respectively. The various derivative financial instruments used to mitigate the income statement effect of changes in fair value produced gains of $99 million and $20 million for the six months ended June 30, 2012 and 2011, respectively, which offset the valuation adjustments recorded. Refer to Note 6 for a sensitivity analysis of the fair values of these servicing rights to an immediate 10% and 20% adverse change in key economic assumptions.

The majority of BB&T’s private equity and similar investments are in Small Business Investment Company (“SBIC”) qualified funds. The significant investment strategies for these funds primarily focus on equity and subordinated debt investments in privately-held middle market companies. The majority of these investments are not redeemable and distributions are received as the underlying assets of the funds liquidate. The timing of distributions, which are expected to occur on various dates through 2021 is uncertain and dependent on various events such as recapitalizations, refinance transactions and ownership changes among others. Excluding the investment of future funds, BB&T estimates these investments have a weighted average remaining life of approximately two years; however, the timing and amount of distributions may vary significantly. As of June 30, 2012, restrictions on the ability to sell the investments include, but are not limited to, consent of a majority member or general partner approval for transfer of ownership. BB&T’s investments are spread over numerous privately-held middle market companies, and thus the sensitivity to a change in fair value for any single investment is limited. The significant unobservable inputs for these investments are EBITDA multiples that ranged from 4x to 10x at June 30, 2012.

The following table details the fair value and unpaid principal balance of loans held for sale that were elected to be carried at fair value.

	June 30, 2012			December 31, 2011
	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance
	(Dollars in millions)
Loans held for sale reported at fair value:
Total (1)	$2,736	$2,640	$96	$3,736	$3,652	$84

(1)	The change in fair value is reflected in mortgage banking income. Excluding government guaranteed loans, there were no nonaccrual loans or loans 90 days or more past due and still accruing interest.

BB&T may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. Assets measured at fair value on a nonrecurring basis for the periods ended June 30, 2012 and

December 31, 2011 that were still held on the balance sheet at June 30, 2012 and December 31, 2011 totaled $430 million and $925 million, respectively. The June 30, 2012 amount consists of $209 million of impaired loans, excluding covered loans, and $221 million of foreclosed real estate, excluding covered foreclosed real estate, that were classified as Level 3 assets. The December 31, 2011 amount consists of $389 million of impaired loans, excluding covered loans, and $536 million of foreclosed real estate, excluding covered foreclosed real estate, that were classified as Level 3 assets. During the three months ended June 30, 2012 and 2011, BB&T recorded $25 million and $119 million, respectively, in negative valuation adjustments of impaired loans and $68 million and $85 million, respectively, in negative valuation adjustments of foreclosed real estate. For the six months ended June 30, 2012 and 2011, BB&T recorded $55 million and $222 million, respectively, in negative valuation adjustments of impaired loans and $136 million and $171 million, respectively, in negative valuation adjustments of foreclosed real estate. The fair value of impaired loans and foreclosed real estate are generally based on appraised value of collateral. Appraisals incorporate measures such as recent sales prices for comparable properties and cost of construction. In addition, the periodic valuations may include additional liquidity discounts based upon the expected retention period. The valuations are impacted by the market price of the class of real estate and the expected retention period. A shorter retention period would result in an additional liquidity discount.

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

The following is a summary of the carrying amounts and fair values of those financial assets and liabilities that BB&T has not recorded at fair value:

June 30, 2012	Carrying Amount	Total Fair Value	Level 2	Level 3
	(Dollars in millions)
Financial assets:
Securities held to maturity (1)	$12,576	$12,744	$12,705	$39
Loans and leases, excluding covered loans (2)	105,133	105,429	—	105,429
Covered loans (2)	3,816	4,653	—	4,653
FDIC loss share receivable	831	454	—	454

Financial liabilities:
Deposits	126,059	126,369	126,369	—
Long-term debt	22,561	24,030	24,030	—

December 31, 2011	Carrying Amount	Fair Value
	(Dollars in millions)
Financial assets:
Securities held to maturity (1)	$14,094	$14,098
Loans and leases, excluding covered loans (2)	100,495	100,036
Covered loans (2)	4,718	5,706
FDIC loss share receivable	1,100	910

Financial liabilities:
Deposits	124,939	125,317
Long-term debt	21,803	23,001

(1)	The carrying value excludes amounts deferred in other comprehensive income resulting from the transfer of securities available for sale to securities held to maturity.
(2)	The carrying value is net of the allowance for loan and lease losses.

The following is a summary of the notional or contractual amounts and fair values of BB&T’s off-balance sheet financial instruments as of the periods indicated:

	June 30, 2012		December 31, 2011
	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value
	(Dollars in millions)
Contractual commitments:
Commitments to extend, originate or purchase credit	$44,170	$81	$40,249	$71
Residential mortgage loans sold with recourse	1,149	12	1,316	6
Other loans sold with recourse	4,762	14	4,520	15
Letters of credit and financial guarantees written	5,784	33	6,095	27

NOTE 15.  Derivative Financial Instruments

The following tables set forth certain information concerning BB&T’s derivative financial instruments and related hedged items as of the periods indicated:

Derivative Classifications and Hedging Relationships

	Hedged Item or Transaction	June 30, 2012			December 31, 2011
		Notional Amount	Fair Value		Notional Amount	Fair Value
			Gain (1)	Loss (1)		Gain (1)	Loss (1)
		(Dollars in millions)
Cash Flow Hedges: (2)
Interest rate contracts:
Pay fixed swaps	3 month LIBOR funding	$6,035	$—	$(313)	$5,750	$—	$(307)

Total		6,035	—	(313)	5,750	—	(307)

Net Investment Hedges:
Foreign exchange contracts		73	3	—	73	1	—

Total		73	3	—	73	1	—

Fair Value Hedges:
Interest rate contracts:
Receive fixed swaps and option trades	Long-term debt	800	195	—	2,556	254	—
Pay fixed swaps	Commercial loans	185	—	(7)	98	—	(5)
Pay fixed swaps	Municipal securities	355	—	(166)	355	—	(158)

Total		1,340	195	(173)	3,009	254	(163)

Not Designated as Hedges:
Client-related and other risk management:
Interest rate contracts:
Receive fixed swaps		9,225	717	—	9,176	703	—
Pay fixed swaps		9,440	—	(745)	9,255	—	(730)
Other swaps		2,326	1	(5)	2,450	—	(6)
Option trades		1,059	40	(44)	1,004	38	(40)
Futures contracts		328	—	—	240	—	—
Risk participations		160	—	—	150	—	—
Foreign exchange contracts		906	7	(6)	575	6	(8)

Total		23,444	765	(800)	22,850	747	(784)

Mortgage Banking:
Interest rate contracts:
Receive fixed swaps		52	1	—	50	1	—
Pay fixed swaps		—	—	—	16	—	—
Interest rate lock commitments		5,217	68	—	4,977	60	(1)
When issued securities, forward rate agreements and forward commitments		6,853	7	(59)	7,125	10	(88)
Option trades		370	6	—	70	5	—
Futures contracts		19	—	—	65	1	—

Total		12,511	82	(59)	12,303	77	(89)

Mortgage Servicing Rights:
Interest rate contracts:
Receive fixed swaps		5,659	166	(2)	5,616	154	(1)
Pay fixed swaps		4,778	1	(136)	4,651	1	(111)
Option trades		19,465	361	(145)	9,640	273	(51)
Futures contracts		300	—	—	38	—	—
When issued securities, forward rate agreements and forward commitments		3,384	3	—	3,651	18	—

Total		33,586	531	(283)	23,596	446	(163)

Total nonhedging derivatives		69,541	1,378	(1,142)	58,749	1,270	(1,036)

Total Derivatives		$76,989	$1,576	$ (1,628)	$67,581	$1,525	$(1,506)

(1)	Derivatives in a gain position are recorded as Other assets and derivatives in a loss position are recorded as Other liabilities on the Consolidated Balance Sheet.
(2)	Cash flow hedges are hedging the first unhedged forecasted settlements associated with the listed hedged item descriptions.

The Effect of Derivative Instruments on the Consolidated Statements of Income

Three Months Ended June 30, 2012 and 2011

	Effective Portion
	Pre-tax Gain or (Loss) Recognized in AOCI		Location of Amounts Reclassified from AOCI into Income	Pre-tax (Gain) or Loss Reclassified from AOCI into Income
	2012	2011		2012	2011
	(Dollars in millions)
Cash Flow Hedges
Interest rate contracts	$(36)	$(90)	Total interest income	$(4)	$(6)
			Total interest expense	14	14

				$10	$8

Net Investment Hedges
Foreign exchange contracts	$1	$(1)		$—	$—

			Effective Portion
			Location of Amounts Recognized in Income	Pre-tax Gain or (Loss) Recognized in Income
				2012	2011
			(Dollars in millions)
Fair Value Hedges
Interest rate contracts			Total interest expense	$103	$92
Interest rate contracts			Total interest income	(5)	(5)

Total				$98	$87

Not Designated as Hedges
Client-related and other risk management
Interest rate contracts			Other noninterest income	$11	$1
Foreign exchange contracts			Other noninterest income	2	2
Mortgage Banking
Interest rate contracts			Mortgage banking income	(18)	(2)
Mortgage Servicing Rights
Interest rate contracts			Mortgage banking income	152	59

Total				$147	$60

The Effect of Derivative Instruments on the Consolidated Statements of Income

Six Months Ended June 30, 2012 and 2011

	Effective Portion
	Pre-tax Gain or (Loss) Recognized in AOCI		Location of Amounts Reclassified from AOCI into Income	Pre-tax (Gain) or Loss Reclassified from AOCI into Income
	2012	2011		2012	2011
	(Dollars in millions)
Cash Flow Hedges
Interest rate contracts	$(44)	$(81)	Total interest income	$(8)	$(13)
			Total interest expense	27	27

				$19	$14

Net Investment Hedges
Foreign exchange contracts	$—	$(3)		$—	$—

			Effective Portion
			Location of Amounts Recognized in Income	Pre-tax Gain or (Loss) Recognized in Income
				2012	2011
			(Dollars in millions)
Fair Value Hedges
Interest rate contracts			Total interest expense	$174	$136
Interest rate contracts			Total interest income	(10)	(10)

Total				$164	$126

Not Designated as Hedges
Client-related and other risk management
Interest rate contracts			Other noninterest income	$17	$(2)
Foreign exchange contracts			Other noninterest income	4	4
Mortgage Banking
Interest rate contracts			Mortgage banking income	39	(62)
Mortgage Servicing Rights
Interest rate contracts			Mortgage banking income	99	20

Total				$159	$(40)

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

For a qualifying cash flow hedge, the portion of changes in the fair value of the derivatives that has been highly effective is recognized in other comprehensive income (loss) until the related cash flows from the hedged item are recognized in earnings. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable of occurring during the forecast period or within a short period thereafter, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately. At June 30, 2012, BB&T had $279 million of unrecognized pre-tax losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared to $254 million of unrecognized pre-tax losses at December 31, 2011.

The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the next 12 months is a loss totaling approximately $52 million. This includes active hedges and gains and losses related to hedges that were terminated early for which the forecasted transactions are still probable. The proceeds from these terminations were included in cash flows from financing activities.

All cash flow hedges were highly effective for the three and six months ended June 30, 2012, and the change in fair value attributed to hedge ineffectiveness was not material.

Fair Value Hedges

BB&T’s fixed rate long-term debt, certificates of deposit, FHLB advances, loan and state and political subdivision security assets produce exposure to losses in value as interest rates change. The risk management objective for hedging fixed rate assets and liabilities is to convert the fixed rate paid or received to a floating rate. BB&T accomplishes its risk management objective by hedging exposure to changes in fair value of fixed rate financial instruments primarily through the use of swaps. For a qualifying fair value hedge, changes in the value of the derivatives that have been highly effective as hedges are recognized in current period earnings along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged.

During the six months ended June 30, 2012 and 2011, BB&T terminated certain fair value hedges primarily related to its long-term debt and received proceeds of $90 million and $11 million, respectively. When hedged debt/other financial instruments are retired or redeemed, the amounts associated with the hedge are included as a component of the gain or loss on termination. When a hedge is terminated but the hedged item remains outstanding, the proceeds from the termination of these hedges have been reflected as part of the carrying value of the underlying debt/other financial instrument and are being amortized to earnings over its estimated remaining life. The proceeds from these terminations were included in cash flows from financing activities. During the six months ended June 30, 2012 and 2011, BB&T recognized pre-tax benefits of $164 million and $92 million respectively through reductions of interest expense from previously unwound fair value hedges.

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

This category of hedges includes derivatives that hedge mortgage banking operations and MSRs. For mortgage loans originated for sale, BB&T is exposed to changes in market rates and conditions subsequent to the interest rate lock and funding date. BB&T’s risk management strategy related to its interest rate lock commitment derivatives and loans held for sale includes using mortgage-based derivatives such as forward commitments and options in order to mitigate market risk. For MSRs, BB&T uses various derivative instruments to mitigate the income statement effect of changes in the fair value of its MSRs. For the six months ended June 30, 2012, BB&T recorded a gain totaling $99 million related to these derivatives which was offset by a decrease in the carrying value of mortgage servicing assets totaling $38 million. For the six months ended June 30, 2011, BB&T recognized a $20 million gain on these derivatives, which was offset by a negative $20 million valuation adjustment related to the mortgage servicing asset.

BB&T also held, as risk management instruments, other derivatives not designated as hedges primarily to facilitate transactions on behalf of its clients, as well as activities related to balance sheet management.

Net Investment Hedges

In connection with a long-term investment in a foreign subsidiary, BB&T is exposed to changes in the carrying value of its investment as a result of changes in the related foreign exchange rate. For net investment hedges, changes in value of qualifying hedges are deferred in other comprehensive income (loss) when the terms of the derivative match the notional and currency risk being hedged. At June 30, 2012 and December 31, 2011, accumulated other comprehensive income (loss) reflected unrecognized after-tax losses totaling $11 million for both periods related to cumulative changes in the fair value of BB&T’s net investment hedge.

Derivatives Credit Risk – Dealer Counterparties

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

As of June 30, 2012, BB&T had received cash collateral from dealer counterparties totaling $53 million related to derivatives in a gain position of $41 million and had posted $756 million in cash collateral to dealer counterparties to secure derivatives in a loss position of $746 million. In the event that BB&T’s credit ratings had been downgraded below investment grade, the amount of collateral posted to these counterparties would have increased by $8 million. As of December 31, 2011, BB&T had received cash collateral from dealer counterparties totaling $82 million related to derivatives in a gain position of $79 million and had posted $639 million in cash collateral to dealer counterparties to secure derivatives in a loss position of $669 million. In the event that BB&T’s credit ratings had been downgraded below investment grade, the amount of collateral posted to these counterparties would have increased by $30 million.

After collateral postings are considered, BB&T had no unsecured positions in a gain with dealer counterparties at June 30, 2012, compared to $3 million at December 31, 2011. All of BB&T’s derivative contracts with dealer counterparties settle on a monthly, quarterly or semiannual basis, with daily movement of collateral between counterparties required within established netting agreements. BB&T only transacts with dealer counterparties that are national market makers with strong credit ratings.

Derivatives Credit Risk – Central Clearing Parties

BB&T also clears certain derivatives through central clearing parties that require initial margin collateral, as well as additional collateral for trades in a net loss position. Initial margin collateral requirements are established by central clearing parties on varying bases, with such amounts generally designed to offset the risk of non-payment. Initial margin is generally calculated by applying the maximum loss experienced in value over a specified time horizon to the portfolio of existing trades. As of June 30, 2012, BB&T had posted $152 million in cash collateral, including initial margin, related to the clearing of derivatives in a $46 million net loss position. As of December 31, 2011, BB&T had posted $145 million in cash collateral, including initial margin, related to the clearing of derivatives in a $60 million net loss position. BB&T had no unsecured positions in a gain with central clearing parties at June 30, 2012.

NOTE 16.  Computation of Earnings Per Share

BB&T’s basic and diluted earnings per share amounts for the three and six months ended June 30, 2012 and 2011, respectively, were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in millions, except per share data, shares in thousands)
Basic Earnings Per Share:
Net income available to common shareholders	$510	$307	$941	$532

Weighted average number of common shares	698,579	696,625	698,132	695,971

Basic earnings per share	$0.73	$0.44	$1.35	$0.76

Diluted Earnings Per Share:
Net income available to common shareholders	$510	$307	$941	$532

Weighted average number of common shares	698,579	696,625	698,132	695,971
Add:
Effect of dilutive outstanding equity-based awards	9,875	8,344	9,858	8,612

Weighted average number of diluted common shares	708,454	704,969	707,990	704,583

Diluted earnings per share	$0.72	$0.44	$1.33	$0.76

For the three months ended June 30, 2012 and 2011, the number of anti-dilutive awards was 33.7 million and 41.0 million shares, respectively. For the six months ended June 30, 2012 and 2011, the number of anti-dilutive awards was 33.8 million and 41.1 million shares, respectively.

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

The following tables disclose selected financial information with respect to BB&T’s reportable business segments for the periods indicated:

BB&T Corporation

Reportable Segments

Three Months Ended June 30, 2012 and 2011

	Community Banking		Residential Mortgage Banking		Dealer Financial Services		Specialized Lending
	2012	2011	2012	2011	2012	2011	2012	2011
	(Dollars in millions)
Net interest income (expense)	$517	$483	$285	$244	$210	$212	$175	$155
Net intersegment interest income (expense)	339	419	(193)	(182)	(54)	(69)	(40)	(41)

Segment net interest income	856	902	92	62	156	143	135	114
Allocated provision for loan and lease losses	190	125	38	146	27	26	24	18
Noninterest income	280	298	162	63	2	2	52	50
Intersegment net referral fees (expense)	43	28	—	(1)	—	—	—	—
Noninterest expense	447	526	92	69	25	23	58	59
Amortization of intangibles	10	12	—	—	—	1	2	2
Allocated corporate expenses	255	224	13	12	10	10	19	17

Income (loss) before income taxes	277	341	111	(103)	96	85	84	68
Provision (benefit) for income taxes	100	125	42	(39)	36	32	19	13

Segment net income (loss)	$177	$216	$69	$(64)	$60	$53	$65	$55

Identifiable segment assets (period end)	$61,081	$61,410	$27,318	$21,625	$10,303	$9,681	$18,140	$15,168

	Insurance Services		Financial Services		Other, Treasury and Corporate (1)		Total BB&T Corporation
	2012	2011	2012	2011	2012	2011	2012	2011
	(Dollars in millions)
Net interest income (expense)	$—	$—	$30	$28	$245	$232	$1,462	$1,354
Net intersegment interest income (expense)	—	1	82	60	(134)	(188)	—	—

Segment net interest income	—	1	112	88	111	44	1,462	1,354
Allocated provision for loan and lease losses	—	—	(8)	(2)	2	15	273	328
Noninterest income	393	297	169	173	(92)	(96)	966	787
Intersegment net referral fees (expense)	—	—	6	3	(49)	(30)	—	—
Noninterest expense	260	206	173	145	342	342	1,397	1,370
Amortization of intangibles	17	11	1	1	(1)	(2)	29	25
Allocated corporate expenses	19	17	22	18	(338)	(298)	—	—

Income (loss) before income taxes	97	64	99	102	(35)	(139)	729	418
Provision (benefit) for income taxes	31	18	36	39	(73)	(97)	191	91

Segment net income (loss)	$66	$46	$63	$63	$38	$(42)	$538	$327

Identifiable segment assets (period end)	$3,299	$2,341	$8,216	$6,233	$50,172	$42,852	$178,529	$159,310

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

BB&T Corporation

Reportable Segments

Six Months Ended June 30, 2012 and 2011

	Community Banking		Residential Mortgage Banking		Dealer Financial Services		Specialized Lending
	2012	2011	2012	2011	2012	2011	2012	2011
	(Dollars in millions)
Net interest income (expense)	$1,023	$952	$564	$498	$420	$422	$341	$305
Net intersegment interest income (expense)	697	849	(384)	(365)	(113)	(141)	(81)	(83)

Segment net interest income	1,720	1,801	180	133	307	281	260	222
Allocated provision for loan and lease losses	445	329	16	225	54	59	51	22
Noninterest income	548	491	357	138	4	4	105	101
Intersegment net referral fees (expense)	82	60	(1)	(1)	—	—	—	—
Noninterest expense	935	1,064	177	132	50	45	121	114
Amortization of intangibles	19	25	—	—	—	1	3	3
Allocated corporate expenses	512	450	27	24	19	19	38	36

Income (loss) before income taxes	439	484	316	(111)	188	161	152	148
Provision (benefit) for income taxes	157	176	119	(42)	71	61	32	31

Segment net income (loss)	$282	$308	$197	$(69)	$117	$100	$120	$117

Identifiable segment assets (period end)	$61,081	$61,410	$27,318	$21,625	$10,303	$9,681	$18,140	$15,168

	Insurance Services		Financial Services		Other, Treasury and Corporate (1)		Total BB&T Corporation
	2012	2011	2012	2011	2012	2011	2012	2011
	(Dollars in millions)
Net interest income (expense)	$1	$1	$57	$51	$492	$410	$2,898	$2,639
Net intersegment interest income (expense)	1	2	162	116	(282)	(378)	—	—

Segment net interest income	2	3	219	167	210	32	2,898	2,639
Allocated provision for loan and lease losses	—	—	6	(11)	(11)	44	561	668
Noninterest income	663	546	347	339	(187)	(118)	1,837	1,501
Intersegment net referral fees (expense)	—	—	12	8	(93)	(67)	—	—
Noninterest expense	472	401	326	288	679	672	2,760	2,716
Amortization of intangibles	27	21	2	2	—	(1)	51	51
Allocated corporate expenses	39	34	45	36	(680)	(599)	—	—

Income (loss) before income taxes	127	93	199	199	(58)	(269)	1,363	705
Provision (benefit) for income taxes	38	27	74	75	(111)	(184)	380	144

Segment net income (loss)	$89	$66	$125	$124	$53	$(85)	$983	$561

Identifiable segment assets (period end)	$3,299	$2,341	$8,216	$6,233	$50,172	$42,852	$178,529	$159,310

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

NOTE 18.  Subsequent Events

During the second quarter of 2012, BB&T provided redemption notices to the holders of all its trust preferred securities to exercise certain early redemption provisions based on the terms of the respective trusts. The redemptions of the trusts still outstanding at June 30, 2012, and the related retirement of the junior subordinated debt to unconsolidated trusts with a carrying amount of $3.1 billion, were completed in July 2012.

On July 31, 2012, BB&T issued $1.2 billion in depositary shares, with each depositary share representing fractional ownership interest in a share of the Company’s Series E Non-Cumulative Perpetual Preferred Stock. Dividends on the Series E Preferred Stock, if declared, accrue and are payable quarterly, in arrears, at a rate of 5.625% per annum.

On July 31, 2012, BB&T completed the acquisition of Fort Lauderdale, Florida-based BankAtlantic, a wholly-owned subsidiary of BankAtlantic Bancorp. Based upon BankAtlantic’s June 30, 2012 unaudited balance sheet, BB&T acquired approximately $1.8 billion in loans and assumed approximately $3.5 billion in deposits. BB&T also assumed BankAtlantic Bancorp’s obligations with respect to outstanding trust preferred securities, with an aggregate principal balance of $285 million. In exchange for the assumption of these liabilities, BB&T received a 95% preferred interest in a newly established LLC, which will hold a pool of loans and other net assets. BankAtlantic Bancorp also provided BB&T with an incremental $35 million guarantee to further assure BB&T’s recovery of the $285 million. The LLC’s assets will be monetized over time and once BB&T has recovered $285 million in preference amount from the LLC plus a defined return, BB&T’s interest in the LLC will terminate. The net purchase price received, excluding cash held by BankAtlantic, was $45 million, which consisted of net liabilities assumed less a deposit premium of $316 million. The net purchase price was based upon a preliminary balance sheet and is subject to future adjustment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BB&T Corporation (“BB&T,” the “Corporation,” the “Parent Company” or the “Company”) is a financial holding company organized under the laws of North Carolina. BB&T conducts operations through its principal bank subsidiary, Branch Banking and Trust Company (“Branch Bank”), BB&T Financial FSB (“BB&T FSB”), a federally chartered thrift institution, and its nonbank subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, regarding the financial condition, results of operations, business plans and the future performance of BB&T that are based on the beliefs and assumptions of the management of BB&T and the information available to management at the time that these disclosures were prepared. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “projects,” “may,” “will,” “should,” “could,” and other similar expressions are intended to identify these forward-looking statements. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. Such factors include, but are not limited to, the following:

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

•	costs or difficulties related to the integration of the businesses of BB&T and its merger partners may be greater than expected;

•	expected cost savings or revenue growth associated with completed mergers and acquisitions may not be fully realized or realized within the expected time frames; and

•	deposit attrition, customer loss and/or revenue loss following completed mergers and acquisitions may be greater than expected.

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

Critical Accounting Policies

The accounting and reporting policies of BB&T Corporation and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. BB&T’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Different assumptions in the application of these policies could result in material changes in BB&T’s consolidated financial position and/or consolidated results of operations and related disclosures. The more critical accounting and reporting policies include BB&T’s accounting for the allowance for credit losses, determining fair value of financial instruments, intangible assets and other purchase accounting related adjustments associated with mergers and acquisitions, costs and benefit obligations associated with BB&T’s pension and postretirement benefit plans, and income taxes. Understanding BB&T’s accounting policies is fundamental to understanding BB&T’s consolidated financial position and consolidated results of operations. Accordingly, BB&T’s critical accounting policies are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2011. BB&T’s significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in detail in Note 1 in the “Notes to Consolidated Financial Statements” in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no changes to BB&T’s significant accounting policies during 2012. Additional disclosures regarding the effects of new accounting pronouncements are included in Note 1 “Basis of Presentation” included herein.

Executive Summary

Consolidated net income available to common shareholders for the second quarter of 2012 of $510 million was up 66.1% compared to $307 million earned during the same period in 2011. On a diluted per common share basis, earnings for the second quarter of 2012 were $0.72, up 63.6% compared to $0.44 for the same period in 2011. BB&T’s results of operations for the second quarter of 2012 produced an annualized return on average assets of 1.22% and an annualized return on average common shareholders’ equity of 11.21% compared to prior year ratios of 0.83% and 7.25%, respectively.

Total revenues were $2.5 billion for the second quarter of 2012, up $289 million compared to the second quarter of 2011. The increase in total revenues included $110 million of higher taxable-equivalent net interest income, primarily driven by an increase in earning assets and lower funding costs. The decline in funding costs included a $29 million benefit from accelerated amortization of deferred hedge gains and issuance costs due to a change in the expected life resulting from the announced redemption of the Company’s trust preferred securities. The net interest margin was 3.95%, down 20 basis points compared to the second quarter of 2011. Noninterest income increased $179 million. The increase in noninterest income was largely attributable to $99 million of higher revenues from mortgage banking activities and a $94 million increase in insurance income. The increase in insurance income included approximately $77 million as a result of the acquisition of the life and property and casualty insurance operating divisions of Crump Group Inc. (“Crump Insurance”) on April 2, 2012, as well as firming market conditions for insurance premiums. In addition, other income was up $16 million due primarily to $27 million of losses and write-downs on commercial loans held for sale in the second quarter of 2011. The increases were partially offset by a decline of $34 million from checkcard fees primarily due to the implementation of the Durbin amendment.

The provision for credit losses, excluding covered loans, for the second quarter of 2012 declined $54 million, or 17.3%, compared to the second quarter of 2011, as improving credit quality resulted in lower provision expense. Net charge-offs, excluding covered loans, for the second quarter of 2012 were $119 million lower than the second quarter of 2011.

Noninterest expenses were $1.4 billion for the second quarter of 2012, up slightly compared to the second quarter of 2011. The increase in noninterest expenses was primarily due to higher personnel costs, which were up $92 million compared to the second quarter of 2011. The increase in personnel costs was due to salaries and wages, as well as pension expense and included approximately $50 million related to the acquisition of Crump Insurance. Foreclosed property expenses decreased $73 million due to fewer losses and lower carrying costs as a result of reduced inventory. Regulatory charges declined $16 million as a result of lower deposit insurance expense due to improved credit quality.

The provision for income taxes was $191 million for the second quarter of 2012 compared to $91 million for the second quarter of 2011. This resulted in an effective tax rate for the second quarter of 2012 of 26.2% compared to 21.8% for the prior year’s second quarter. The increase in the effective tax rate was primarily due to higher levels of pre-tax earnings relative to permanent tax differences in 2012 compared to 2011. The current quarter also included a $12 million tax benefit due to the termination of the last leveraged leases.

Asset quality improved significantly during the second quarter of 2012. Total nonperforming assets, excluding covered assets, were $1.9 billion at June 30, 2012, a decrease of $359 million, or 15.9%, compared to March 31, 2012. The decline this quarter is the ninth consecutive quarterly decline in nonperforming assets.

BB&T’s total assets at June 30, 2012 were $178.5 billion, up 4.6% annualized compared to December 31, 2011. Average loans held for investment grew 6.3% compared to the second quarter of 2011. The growth in average loans held for investment was broad based across all major portfolios. Average deposits increased 17.7% compared to the second quarter of 2011. In addition, the mix of the portfolio continues to improve with average noninterest-bearing deposits representing 22.1% of average deposits in the second quarter of 2012, compared to 20.8% in the same period of the prior year. The cost of interest-bearing deposits continued to decline and was 0.44% for the second quarter of 2012, compared to 0.72% for the second quarter of 2011.

Total shareholders’ equity increased $1.4 billion, or 8.3%, compared to December 31, 2011. The increase was driven by earnings and net proceeds of $559 million from the issuance of Tier 1 qualifying non-cumulative perpetual preferred stock in the second quarter. The Tier 1 common ratio was 9.7% and 10.0% at June 30, 2012 and March 31, 2012, respectively. In addition, the Tier 1 risk-based capital and total risk-based capital ratios were 10.2% and 13.5% at June 30, 2012, respectively, compared to 12.8% and 16.2%, respectively, at March 31, 2012. The decline in the regulatory risk-based capital ratios was primarily due to the announced redemption of BB&T’s trust preferred securities following the release of the proposed Basel III capital standards. Under the proposed standards, these types of securities will no longer receive Tier 1 capital treatment. BB&T’s risk-based capital ratios remain well above regulatory standards for well-capitalized banks. As of June 30, 2012, measures of tangible capital were not required by the regulators and, therefore, were considered non-GAAP measures. Refer to the section titled “Capital Adequacy and Resources” herein for a discussion of how BB&T calculates and uses these measures in the evaluation of the Company.

On April 2, 2012, BB&T closed the acquisition of Crump Insurance. The acquisition creates the largest independent wholesale distributor of life insurance and one of the largest providers of wholesale commercial insurance brokerage and specialty programs in the U.S.

On July 31, 2012, BB&T announced that it completed the acquisition of Fort Lauderdale, Florida-based BankAtlantic, a wholly-owned subsidiary of BankAtlantic Bancorp expanding BB&T’s presence in the attractive Southeast Florida market.

Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2011, for additional information with respect to BB&T’s recent accomplishments and significant challenges. The factors causing the fluctuations in the major balance sheet and income statement categories for the second quarter of 2012 compared to the corresponding period of 2011 are further discussed in the following sections.

Analysis Of Results Of Operations

Consolidated net income available to common shareholders totaled $510 million, which generated diluted earnings per common share of $0.72 in the second quarter of 2012. Net income available to common shareholders for the same period of 2011 totaled $307 million, which generated diluted earnings per common share of $0.44. The increase in earnings was driven by higher revenues and lower credit-related costs. BB&T’s results of operations for the second quarter of 2012 produced an annualized return on average assets of 1.22% and an annualized return on average common shareholders’ equity of 11.21%, compared to prior year returns of 0.83% and 7.25%, respectively.

Consolidated net income available to common shareholders totaled $941 million, which generated diluted earnings per common share of $1.33 in the first six months of 2012. Net income available to common shareholders for the same period of 2011 totaled $532 million, which generated diluted earnings per common share of $0.76. The increase in earnings was driven by higher revenues and lower credit-related costs. BB&T’s results of operations for the first six months of 2012 produced an annualized return on average assets of 1.13% and an annualized return on average common shareholders’ equity of 10.49%, compared to prior year returns of 0.72% and 6.38%, respectively.

The following table sets forth selected financial ratios for the last five calendar quarters.

Table 1

Annualized Profitability Measures

	Three Months Ended
	6/30/12	3/31/12	12/31/11	9/30/11	6/30/11
Rate of return on:
Average assets	1.22%	1.03%	0.93%	0.89%	0.83%
Average common shareholders’ equity	11.21	9.75	8.76	8.30	7.25
Net interest margin (taxable equivalent)	3.95	3.93	4.02	4.09	4.15

Net Interest Income and Net Interest Margin

Second Quarter 2012 compared to Second Quarter 2011

Net interest income on a fully taxable-equivalent (“FTE”) basis was $1.5 billion for the second quarter of 2012, an increase of 7.9% compared to the same period in 2011. The higher net interest income was driven by an increase in earning assets and lower funding costs. The decline in funding costs included a $29 million benefit from the accelerated amortization of deferred hedge gains and issuance costs due to a change in the expected life, resulting from the announced redemption of the Company’s trust preferred securities. For the quarter ended June 30, 2012, average earning assets increased $18.2 billion, or 13.5%, compared to the same period of 2011, while average interest-bearing liabilities increased $10.7 billion, or 9.5%. The net interest margin was 3.95% for the second quarter of 2012 compared to 4.15% for the same period of 2011. The 20 basis point decline in the net interest margin was due to runoff of covered assets, lower yields on new loans and growth in the securities portfolio, which has been partially offset by lower funding costs.

The FTE yield on the average securities portfolio for the second quarter of 2012 was 2.62%, which was equal to the annualized yield earned during the second quarter of 2011.

The annualized FTE yield for the total loan portfolio for the second quarter of 2012 was 5.45% compared to 5.94% in the second quarter of 2011. The decrease in the FTE yield on the total loan portfolio was primarily due to runoff of covered loans from the Colonial acquisition and lower yields on new loans due to the low interest-rate environment.

The average rate for interest-bearing deposits for the second quarter of 2012 was 0.44% compared to 0.72% for the same period in the prior year, reflecting a decrease in relatively higher-rate certificates of deposit and management’s ability to lower rates on other deposit products. Management expects interest-bearing deposit costs to fall to approximately 30 basis points over the next several quarters.

For the second quarter of 2012, the average annualized FTE rate paid on short-term borrowings was 0.31% compared to 0.22% during the second quarter of 2011. The average annualized rate paid on long-term debt for the second quarter of 2012 was 2.79% compared to 3.14% for the same period in 2011. The decline in the average rate paid on long-term debt reflects the positive impact of accelerated amortization from certain derivatives that were unwound in a gain position. The current quarter includes an additional $29 million benefit of accelerated amortization and issuance costs resulting from the announced redemption of the Company’s trust preferred securities.

The net interest margin is expected to be in the 3.90% to 3.95% range in the second half of 2012.

Six Months of 2012 compared to Six Months of 2011

Net interest income on a fully taxable-equivalent (“FTE”) basis was $3.0 billion for the six months ended June 30, 2012, an increase of 9.7% compared to the same period in 2011. The higher net interest income was driven by an increase in earning assets and lower funding costs. For the six months ended June 30, 2012, average earning assets increased $17.7 billion, or 13.2%, compared to the same period of 2011, while average interest-bearing liabilities increased $10.3 billion, or 9.1%. The net interest margin was 3.94% for the six months ended June 30, 2012 compared to 4.08% for the same period of 2011. The 14 basis point decline in the net interest margin was due to runoff of covered assets, lower yields on new loans and growth in the securities portfolio, which has been partially offset by lower funding costs.

The FTE yield on the average securities portfolio for the six months ended June 30, 2012 was 2.66%, which represents an increase of 6 basis points compared to the annualized yield earned during the six months ended June 30, 2011.

The annualized FTE yield for the total loan portfolio for the six months ended June 30, 2012 was 5.50% compared to 5.94% in the corresponding period of 2011. The decrease in the FTE yield on the total loan portfolio was primarily due to runoff of covered loans from the Colonial acquisition and lower yields on new loans due to the low interest-rate environment.

The average rate for interest-bearing deposits for the six months ended June 30, 2012 was 0.47% compared to 0.77% for the same period in the prior year, reflecting a decrease in relatively higher-rate certificates of deposit and management’s ability to lower rates on other deposit products.

For the six months ended June 30, 2012, the average annualized FTE rate paid on short-term borrowings was 0.27%, equal to the rate paid for the same period of 2011. The average annualized rate paid on long-term debt for the six months of 2012 was 3.10% compared to 3.55% for the same period in 2011. The decline in the average rate paid on long-term debt reflects the positive impact of accelerated amortization from certain derivatives that were unwound in a gain position.

The following tables set forth the major components of net interest income and the related annualized yields and rates for the three and six months ended June 30, 2012 compared to the same periods in 2011, as well as the variances between the periods caused by changes in interest rates versus changes in volumes. Changes attributable to the mix of assets and liabilities have been allocated proportionally between the changes due to rate and the changes due to volume.

Table 2-1

FTE Net Interest Income and Rate / Volume Analysis

Three Months Ended June 30, 2012 and 2011

	Average Balances (6)		Annualized Yield/Rate		Income/Expense		Increase	Change due to
	2012	2011	2012	2011	2012	2011	(Decrease)	Rate	Volume
	(Dollars in millions)
Assets
Total securities, at amortized cost (1)(2)
U.S. government-sponsored entities (GSE)	$848	$106	1.49%	1.91%	$3	$—	$3	$—	$3
Mortgage-backed securities issued by GSE	32,176	22,516	1.98	1.69	160	95	65	18	47
States and political subdivisions	1,857	1,889	5.85	5.74	27	28	(1)	(1)	—
Non-agency mortgage-backed securities	338	547	5.76	6.44	5	8	(3)	(1)	(2)
Other securities	704	745	1.58	1.49	3	3	—	—	—
Covered securities	1,191	1,257	15.62	13.66	46	43	3	5	(2)

Total securities	37,114	27,060	2.62	2.62	244	177	67	21	46
Other earning assets (3)	3,511	2,834	0.69	0.62	6	4	2	1	1
Loans and leases, net of unearned income (1)(4)(5)
Commercial:
Commercial and industrial	36,293	33,647	4.06	4.25	366	356	10	(16)	26
Commercial real estate-other	10,578	11,287	3.79	3.79	100	107	(7)	—	(7)
Commercial real estate-residential ADC	1,744	2,933	3.67	3.56	16	26	(10)	1	(11)
Direct retail lending	15,042	13,629	4.82	5.15	181	175	6	(12)	18
Sales finance	7,690	7,184	4.03	4.99	77	90	(13)	(19)	6
Revolving credit	2,178	2,070	8.35	8.75	45	45	—	(2)	2
Residential mortgage	22,114	18,311	4.47	4.80	247	219	28	(16)	44
Other lending subsidiaries	9,370	8,029	11.17	11.68	260	233	27	(11)	38
Other acquired	29	53	46.05	34.52	3	5	(2)	1	(3)

Total loans and leases held for investment (excluding covered loans)	105,038	97,143	4.95	5.19	1,295	1,256	39	(74)	113
Covered	4,211	5,625	19.01	19.47	200	274	(74)	(6)	(68)

Total loans and leases held for investment	109,249	102,768	5.50	5.97	1,495	1,530	(35)	(80)	45
Loans held for sale	2,511	1,573	3.51	4.01	22	16	6	(2)	8

Total loans and leases	111,760	104,341	5.45	5.94	1,517	1,546	(29)	(82)	53
Total earning assets	152,385	134,235	4.65	5.16	1,767	1,727	40	(60)	100

Nonearning assets	24,485	23,495

Total assets	$176,870	$157,730

Liabilities and Shareholders’ Equity
Interest-bearing deposits
Interest-checking	$19,911	$18,337	0.12	0.16	6	8	(2)	(3)	1
Money market and savings	46,557	39,388	0.19	0.35	22	35	(13)	(18)	5
Certificates and other time deposits	31,205	25,977	1.02	1.72	79	111	(32)	(51)	19
Foreign deposits - interest-bearing	32	613	0.06	(0.97)	—	(2)	2	1	1

Total interest-bearing deposits	97,705	84,315	0.44	0.72	107	152	(45)	(71)	26
Federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds (1)	3,362	5,486	0.31	0.22	3	4	(1)	1	(2)
Long-term debt	22,544	23,114	2.79	3.14	157	181	(24)	(20)	(4)

Total interest-bearing liabilities	123,611	112,915	0.87	1.19	267	337	(70)	(90)	20

Noninterest-bearing deposits	27,643	22,151
Other liabilities	6,879	5,592
Shareholders’ equity	18,737	17,072

Total liabilities and shareholders’ equity	$176,870	$157,730

Average interest rate spread			3.78%	3.97%

Net interest margin/ net interest income			3.95%	4.15%	$1,500	$1,390	$110	$30	$80

Taxable equivalent adjustment					$38	$36

(1)	Yields are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Total securities include securities available for sale and securities held to maturity.
(3)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, trading securities, FHLB stock and other earning assets.
(4)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(5)	Nonaccrual loans have been included in the average balances.
(6)	Excludes basis adjustments for fair value hedges.

Table 2-2

FTE Net Interest Income and Rate / Volume Analysis

Six Months Ended June 30, 2012 and 2011

	Average Balances (6)		Annualized Yield/Rate		Income/Expense		Increase	Change due to
	2012	2011	2012	2011	2012	2011	(Decrease)	Rate	Volume
	(Dollars in millions)
Assets
Total securities, at amortized cost (1)(2)
U.S. government-sponsored entities (GSE)	$835	$100	1.51%	2.14%	$6	$1	$5	$—	$5
Mortgage-backed securities issued by GSE	31,957	21,468	2.09	1.67	334	179	155	52	103
States and political subdivisions	1,858	1,928	5.85	5.65	54	55	(1)	2	(3)
Non-agency mortgage-backed securities	374	571	5.88	6.41	11	18	(7)	(1)	(6)
Other securities	618	748	1.61	1.53	5	6	(1)	—	(1)
Covered securities	1,208	1,250	13.29	12.86	80	80	—	3	(3)

Total securities	36,850	26,065	2.66	2.60	490	339	151	56	95
Other earning assets (3)	3,507	2,906	0.73	0.71	13	10	3	—	3
Loans and leases, net of unearned income (1)(4)(5)
Commercial:
Commercial and industrial	36,157	33,540	4.05	4.30	728	715	13	(43)	56
Commercial real estate-other	10,628	11,328	3.80	3.82	201	215	(14)	(1)	(13)
Commercial real estate-residential ADC	1,867	3,105	3.62	3.53	34	54	(20)	1	(21)
Direct retail lending	14,858	13,650	4.85	5.16	359	349	10	(22)	32
Sales finance	7,603	7,132	4.15	5.11	157	181	(24)	(35)	11
Revolving credit	2,176	2,077	8.43	8.82	91	91	—	(4)	4
Residential mortgage	21,585	18,120	4.51	4.88	486	442	44	(35)	79
Other lending subsidiaries	9,019	7,914	11.34	11.72	509	460	49	(15)	64
Other acquired	34	55	42.15	33.05	7	9	(2)	2	(4)

Total loans and leases held for investment (excluding covered loans)	103,927	96,921	4.97	5.23	2,572	2,516	56	(152)	208
Covered	4,442	5,775	19.18	18.70	424	536	(112)	13	(125)

Total loans and leases held for investment	108,369	102,696	5.55	5.98	2,996	3,052	(56)	(139)	83
Loans held for sale	2,713	2,119	3.57	3.68	48	39	9	(1)	10

Total loans and leases	111,082	104,815	5.50	5.94	3,044	3,091	(47)	(140)	93
Total earning assets	151,439	133,786	4.70	5.17	3,547	3,440	107	(84)	191

Nonearning assets	23,981	23,546

Total assets	$175,420	$157,332

Liabilities and Shareholders’ Equity
Interest-bearing deposits
Interest-checking	$19,812	$17,980	0.13	0.16	12	15	(3)	(4)	1
Money market and savings	46,112	39,060	0.19	0.39	44	75	(31)	(43)	12
Certificates and other time deposits	32,073	26,393	1.08	1.80	172	235	(63)	(107)	44
Foreign deposits - interest-bearing	72	1,035	0.04	(0.47)	—	(2)	2	1	1

Total interest-bearing deposits	98,069	84,468	0.47	0.77	228	323	(95)	(153)	58
Federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds (1)	3,407	6,381	0.27	0.27	4	9	(5)	—	(5)
Long-term debt	22,132	22,500	3.10	3.55	342	397	(55)	(49)	(6)

Total interest-bearing liabilities	123,608	113,349	0.93	1.29	574	729	(155)	(202)	47

Noninterest-bearing deposits	26,908	21,574
Other liabilities	6,621	5,535
Shareholders’ equity	18,283	16,874

Total liabilities and shareholders’ equity	$175,420	$157,332

Average interest rate spread			3.77	3.88
Net interest margin/ net interest income			3.94%	4.08%	$2,973	$2,711	$262	$118	$144

Taxable equivalent adjustment					$75	$72

(1)	Yields are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Total securities include securities available for sale and securities held to maturity.
(3)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, trading securities, FHLB stock and other earning assets.
(4)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(5)	Nonaccrual loans have been included in the average balances.
(6)	Excludes basis adjustments for fair value hedges.

Revenue, Net of Provision Impact from Acquired Assets

The following table provides information related to covered and acquired loans, covered securities and the FDIC loss sharing asset recognized in the Colonial acquisition. The table excludes all amounts related to other assets acquired and liabilities assumed in the acquisition.

Table 3

Revenue, Net of Provision Impact from Acquired Assets

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Interest income-loans	$203	$279	$431	$545
Interest income-securities	46	43	80	80

Total interest income	249	322	511	625
Provision for covered loans	(14)	(15)	(17)	(15)
Other-than-temporary-impairment for covered securities	—	—	(4)	—
FDIC loss share income, net	(74)	(81)	(131)	(139)

Net revenue after provision for covered loans	$161	$226	$359	$471

FDIC loss share income, net
Offset to provision for covered loans	$11	$12	$14	$12
Accretion due to credit loss improvement	(67)	(80)	(124)	(130)
Offset to OTTI for covered securities	—	—	3	—
Accretion for securities	(18)	(13)	(24)	(21)

	$(74)	$(81)	$(131)	$(139)

Second Quarter 2012 compared to Second Quarter 2011

Interest income for the second quarter of 2012 on loans and securities acquired in the Colonial acquisition decreased $73 million compared to the second quarter of 2011. Interest income on acquired loans decreased $76 million reflecting lower average loan balances. The yield on covered and other acquired loans for the second quarter of 2012 was 19.20% compared to 19.61% in 2011.

The provision for covered loans was $14 million in the current quarter compared to $15 million in the second quarter of 2011. The provision for covered loans based on the second quarter of 2012 reassessment was primarily the result of slight deterioration in one loan pool.

FDIC loss share income, net was a negative $74 million for the second quarter of 2012, which was due to negative accretion attributable to the offset for the cumulative impact of cash flow reassessments for covered loans and negative accretion for covered securities. This was partially offset by the loss sharing on the provision for covered loans. The negative accretion related to the improvement in credit losses is recognized on a level yield basis over the life of the related FDIC loss share asset, which has a shorter weighted average life than the corresponding loans.

Six Months of 2012 compared to Six Months of 2011

Interest income for the six months ended June 30, 2012 on loans and securities acquired in the Colonial acquisition decreased $114 million compared to the six months ended June 30, 2011. The decrease was primarily due to lower average loan balances. The yield on covered and other acquired loans for the six months ended June 30, 2012 was 19.35% compared to 18.83% in the corresponding period of 2011.

During the six months ended June 30, 2012, the change in the accretable yield from the reassessment of purchased nonimpaired loans and purchased impaired loans was a decrease of $44 million and $92 million, respectively, due primarily to changes in the expected lives of loans. At June 30, 2012, the accretable yield balance on these loans was $1.2 billion. Accretable yield represents the excess of future cash flows above the current net carrying amount of loans and will be recognized into income over the remaining life of the covered and acquired loans.

The provision for covered loans was $17 million for the six months ended June 30, 2012, compared to $15 million for the same period of the prior year.

FDIC loss share income, net was a negative $131 million for the six months ended June 30, 2012 compared to a negative $139 million for the corresponding period of the prior year.

Provision for Credit Losses

Second Quarter 2012 compared to Second Quarter 2011

The provision for credit losses totaled $273 million (including $14 million for covered loans) for the second quarter of 2012 compared to $328 million (including $15 million for covered loans) for the second quarter of 2011. Overall, the provision for credit losses declined due to improving credit trends, as net charge-offs were down 24.1% (or 26.8% excluding covered loan charge-offs) compared to the second quarter of 2011. The decrease in the overall provision for credit losses primarily relates to real estate portfolios, which had higher provisions in 2011. The provision for credit losses related to commercial and industrial loans was higher than 2011, primarily due to updates to loss factor estimates. In addition, management reduced the unallocated reserve by $15 million in the second quarter of 2012 due to improving credit trends.

Net charge-offs were 1.21% of average loans and leases on an annualized basis (or 1.22% excluding covered loans) for the second quarter of 2012 compared to 1.71% of average loans and leases (or 1.80% excluding covered loans) for the same period in 2011. Net charge-offs for the second quarter of 2011 included $87 million related to the sale of problem mortgage loans. The net charge-off ratio, excluding the sale, would have been 1.46% for the second quarter of 2011.

Six Months of 2012 compared to Six Months of 2011

The provision for credit losses totaled $561 million (including $17 million for covered loans) for the six months ended June 30, 2012, compared to $668 million (including $15 million for covered loans) for the same period of 2011. Overall, the provision for credit losses declined due to improving credit trends, as net charge-offs were down 18.8% (or 21.9% excluding covered loan charge-offs) compared to the same period of 2011.

Net charge-offs were 1.25% of average loans and leases on an annualized basis (or 1.25% excluding covered loans) for the six months ended June 30, 2012 compared to 1.63% of average loans and leases (or 1.73% excluding covered loans) for the same period in 2011.

Noninterest Income

Second Quarter 2012 compared to Second Quarter 2011

Noninterest income for the three months ended June 30, 2012 totaled $966 million, compared to $787 million for the same period in 2011, an increase of $179 million, or 22.7%. The increase in noninterest income was driven by insurance income and mortgage banking income, which was partially offset by lower checkcard fees.

Insurance income, which is BB&T’s largest source of noninterest income, totaled $393 million for the second quarter of 2012, which was up 31.4% compared to the same three-month period of 2011. The increase in insurance income reflects the acquisition of Crump Insurance on April 2, 2012, which added $77 million in revenue for the quarter, and firming market conditions for insurance premiums. Management anticipates future organic insurance revenue growth, but the third quarter of 2012 will be lower than the second quarter of 2012 due to normal seasonal declines.

Service charges on deposit accounts totaled $138 million in the second quarter of 2012, a decrease of $7 million, compared to the same quarter of 2011, primarily due to lower overdraft fees, partially offset by pricing changes for routine services related to retail and commercial transaction deposit products, such as monthly maintenance fees and check enclosure fees.

Mortgage banking income totaled $182 million in the second quarter of 2012, an increase of $99 million compared to $83 million earned in the second quarter of 2011. This increase is primarily due to $82 million in higher gains on residential mortgage loan production due to wider margins and increased sales volumes. Included in mortgage banking income during the second quarter of 2012 was a gain of $20 million from the net valuation of residential mortgage servicing rights. This compares to a net loss of $2 million in the second quarter of 2011. Included in the second quarter 2012 net valuation adjustment is a $132 million decrease in the fair value of mortgage servicing rights, primarily due to a decrease in interest rates for new mortgages, which was more than offset by $152 million of gains from derivative financial instruments used to manage the economic risk of the mortgage servicing rights. Mortgage banking income for the third quarter of 2012 is expected to be at a similar level to the second quarter of 2012.

Other categories of noninterest income, including investment banking and brokerage fees and commissions, checkcard fees, bankcard fees and merchant discounts, trust and investment advisory revenues, income from bank-owned life insurance, FDIC loss share income, securities gains (losses) and other income totaled $253 million during the second quarter of 2012, compared with $260 million for the same period of 2011. This decline included a $34 million decrease in checkcard fees primarily due to the implementation of the Durbin amendment on October 1, 2011. Other income increased $16 million due to $27 million of losses and write-downs recorded on commercial loans held for sale in the second quarter of 2011, partially offset by a decrease of $11 million related to assets for certain post-employment benefits, which also result in lower personnel costs.

Six Months of 2012 compared to Six Months of 2011

Noninterest income for the six months ended June 30, 2012 totaled $1.8 billion, compared to $1.5 billion for the same period in 2011, an increase of $336 million, or 22.4%.

Insurance income, which is BB&T’s largest source of noninterest income, totaled $664 million for the six months ended June 30, 2012, which was up 20.9% compared to the corresponding period of 2011. The increase in insurance income reflects the impact of acquisitions and firming market conditions for insurance premiums.

Service charges on deposit accounts totaled $275 million for the six months ended June 30, 2012, a decrease of $5 million, compared to the same period of 2011, primarily due to lower overdraft fees, partially offset by pricing changes for routine services related to retail and commercial transaction deposit products, such as monthly maintenance fees and check enclosure fees.

Mortgage banking income totaled $398 million for the six months ended June 30, 2012, an increase of $220 million compared to the amount earned in the corresponding period of 2011. This increase is primarily due to $175 million in higher gains on residential mortgage loan production due to wider margins and increased sales volumes. Also included in mortgage banking income during the first six months of 2012 was a gain of $60 million from the net valuation of residential mortgage servicing rights.

Other categories of noninterest income, including investment banking and brokerage fees and commissions, checkcard fees, bankcard fees and merchant discounts, trust and investment advisory revenues, income from bank-owned life insurance, FDIC loss share income, securities gains (losses) and other income totaled $500 million during the six months ended June 30, 2012, compared with $494 million for the same period of 2011. Other income increased $54 million due to $101 million of losses and write-downs recorded on commercial loans held for sale in the 2011 period, partially offset by a write-down related to affordable housing investments due to revised estimates and processes used to value these investments of $42 million recorded in the first quarter of 2012. Checkcard fees were lower $63 million in the 2012 period compared to 2011, primarily due to the implementation of the Durbin amendment on October 1, 2011.

Noninterest Expense

Second Quarter 2012 compared to Second Quarter 2011

Noninterest expenses totaled $1.4 billion for the second quarter of 2012, an increase of $31 million, or 2.2%, over the same period a year ago. The acquisition of Crump Insurance added $64 million of expenses and $7 million of amortization of intangibles for the second quarter of 2012. Excluding Crump Insurance, noninterest expenses were down $40 million compared to the second quarter of 2011.

Personnel expense, the largest component of noninterest expense, was $775 million for the current quarter compared to $683 million for the same period in 2011, an increase of $92 million, or 13.5%. This primarily resulted from increases of $42 million in salaries and $34 million in incentive compensation. These increases include the impact of the acquisition of Crump Insurance, annual raises and higher incentives due to improved operating performance and increases for production related lines of business. In addition, pension expense was $15 million higher primarily due to increased amortization of deferred actuarial losses. Other benefits expense, including health care expense, payroll taxes and 401K matching contributions were higher $18 million, partially offset by an $11 million reduction for post-employment benefits. The acquisition of Crump Insurance added approximately $50 million in personnel costs for the second quarter of 2012.

Foreclosed property expenses include the gain or loss on sale of foreclosed property, valuation adjustments resulting from updated appraisals, and the ongoing expense of maintaining foreclosed properties. Foreclosed property expense for the three months ended June 30, 2012 totaled $72 million compared to $145 million for the second quarter of 2011. Foreclosed property expenses were lower due to fewer losses and write-downs and lower maintenance costs due to a reduction in inventory compared to the prior year. Management expects foreclosed property expenses to continue to decline throughout 2012, as properties are liquidated.

Occupancy and equipment expense for the three months ended June 30, 2012 totaled $159 million, an increase of $7 million compared to $152 million for the second quarter of 2011.

Other categories of noninterest expenses, including loan processing expenses, regulatory charges, professional services, software expense, amortization of intangibles, merger-related and restructuring charges, and other expenses totaled $420 million for the current quarter compared to $415 million for the same period of 2011. The slight increase was due to normal operating increases and additional expenses for the Crump Insurance acquisition. These increases were partially offset by a $16 million decrease for regulatory charges, as a result of improved credit quality that has led to lower deposit insurance premiums.

Six Months of 2012 compared to Six Months of 2011

Noninterest expenses totaled $2.8 billion for the six months ended June 30, 2012, an increase of $44 million, or 1.6%, over the same period a year ago.

Personnel expense was $1.5 billion for the six months ended June 30, 2012 compared to $1.4 billion for the same period in 2011, an increase of $128 million, or 9.3%. This primarily resulted from increases of $62 million in salaries and $40 million in incentive compensation. These increases include the impact of the acquisition of Crump Insurance, annual raises and higher incentives due to improved operating performance and increases for production related lines of business. In addition, pension expense was $30 million higher primarily due to increased amortization of deferred actuarial losses.

Foreclosed property expense for the six months ended June 30, 2012 totaled $164 million compared to $288 million for the six months of 2011. Foreclosed property expenses were lower due to fewer losses and write-downs and lower maintenance costs due to a reduction in inventory compared to the prior year.

Occupancy and equipment expense for the six months ended June 30, 2012 totaled $312 million, a slight increase compared to $306 million for the corresponding period of 2011.

Other categories of noninterest expenses, including loan processing expenses, regulatory charges, professional services, software expense, amortization of intangibles, merger-related and restructuring charges, and other expenses totaled $830 million for the six months ended June 30, 2012 compared to $796 million for the same period of 2011. The increase was due to normal operating increases, additional expenses for the Crump Insurance acquisition, a write-down related to the termination of the last leveraged lease and merger-related charges related to the acquisitions of Crump Insurance and BankAtlantic. These increases were partially offset by a $36 million decrease for regulatory charges, as a result of improved credit quality that has led to lower deposit insurance premiums.

Provision for Income Taxes

Second Quarter 2012 compared to Second Quarter 2011

The provision for income taxes was $191 million for the second quarter of 2012, an increase of $100 million compared to the same period of 2011, primarily due to higher pre-tax income. BB&T’s effective income tax rates for the second quarters of 2012 and 2011 were 26.2% and 21.8%, respectively. The higher effective tax rate in the current year is primarily the result of higher pre-tax income relative to permanent tax differences. In addition, the current quarter also includes a $12 million tax benefit due to the termination of the last leveraged leases. The effective tax rate is expected to be up slightly in the third quarter of 2012 compared to the second quarter of 2012.

BB&T has extended credit to, and invested in, the obligations of states and municipalities and their agencies, and has made other investments and loans that produce tax-exempt income. The income generated from these investments, together with certain other transactions that have favorable tax treatment, have reduced BB&T’s overall effective tax rate from the statutory rate in 2012 and 2011.

Six Months of 2012 compared to Six Months of 2011

The provision for income taxes was $380 million for the six months ended June 30, 2012, an increase of $236 million compared to the same period of 2011, primarily due to higher pre-tax income. BB&T’s effective income tax rates for the six months ended June 30, 2012 and 2011 were 27.9% and 20.4%, respectively. The higher effective tax rate in the current year is primarily the result of higher pre-tax income relative to permanent tax differences.

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

Table 4

BB&T Corporation

Net Income by Reportable Segments

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Community Banking	$177	$216	$282	$308
Residential Mortgage Banking	69	(64)	197	(69)
Dealer Financial Services	60	53	117	100
Specialized Lending	65	55	120	117
Insurance Services	66	46	89	66
Financial Services	63	63	125	124
Other, Treasury and Corporate	38	(42)	53	(85)

BB&T Corporation	$538	$327	$983	$561

Second Quarter 2012 compared to Second Quarter 2011

Community Banking reported net income of $177 million compared to $216 million in the prior year. The decrease was primarily due to a $65 million increase in the allocated provision for loan and lease losses and a $46 million decrease in segment net interest income. The higher provision expense was driven by growth in the direct retail loan portfolio and reserve adjustments as compared to the prior quarter. The decrease in segment net interest income was primarily due to lower funds transfer pricing (“FTP”) credits earned on deposits related to the decline in FTP funding credits from the prior year, partially offset by a corresponding decrease in FTP charges on loans. The decrease in net funds transfer pricing was further offset by improvements in the deposit mix as a result of checking balance growth and a managed reduction in client certificates of deposits. Higher provision expense and lower segment net interest income were offset by a $79 million decrease in noninterest expense, primarily due to lower foreclosed property expenses and lower FDIC insurance charges allocated to Community Banking.

Residential Mortgage Banking reported net income of $69 million compared to a $64 million net loss in the prior year. The increase was primarily due to a $108 million decrease in the allocated provision for loan and lease losses and a $99 million increase in noninterest income. The decrease in provision expense was due to a sale of nonperforming loans and related losses incurred in the second quarter of 2011 and improving credit trends in the residential mortgage loan portfolio. The increase in noninterest income was primarily due to higher mortgage loan sales and margins and an increase in the MSR fair value as a result of improvement in the net hedge carry of the underlying derivatives. Offsetting higher noninterest income and lower provision expenses was a $23 million increase in noninterest expenses associated with increased loan originations, as well as an $81 million increase in the provision for income taxes.

Dealer Financial Services reported net income of $60 million compared to $53 million in the prior year. The increase in net income was primarily due to a $13 million increase in segment net interest income, as Regional Acceptance Corporation generated higher margins on new originations in its loan portfolio due to lower FTP cost of funding as interest rates have remained low and relatively stable, coupled with growth in the loan portfolio. Dealer Financial Services grew average loans by 6.4% compared to the second quarter of 2011.

Specialized Lending reported net income of $65 million compared to $55 million in the prior year. The increase was primarily due to a $21 million increase in segment net interest income, offset by a $6 million increase in the allocated provision for loan and lease losses. Segment net interest income growth was driven by Sheffield Financial’s loan growth that has resulted through its expanded dealer financing relationships, as well as Mortgage Warehouse Lending’s loan growth as a result of market penetration, higher commitment levels, and higher line usage. Sheffield’s average loan balances have grown 46.8% since the end of the second quarter in 2011, while Mortgage Warehouse Lending generated average loan growth of 110.5% over the same time period as it benefited from the overall strong mortgage refinance market.

Insurance Services reported net income of $66 million compared to $46 million in the prior year. Noninterest income growth of $96 million was primarily driven by the acquisition of Crump Insurance on April 2, 2012, which contributed $77 million of insurance income in the second quarter of 2012. In addition, Insurance Services benefited from higher commissions on property & casualty insurance, life insurance, and employee benefits as insurance pricing continues to firm. Employee benefit commission growth was driven by revenues from two California-based companies acquired in the fourth quarter of 2011: Precept, a full-service employee benefits consulting and administrative solutions firm, and Liberty Benefit Insurance Services, a full-service employee benefits broker. Higher noninterest income growth was offset by a $54 million increase in noninterest expense, primarily as a result of acquisition-related personnel costs.

Financial Services reported net income of $63 million in the second quarter of 2012, flat compared to the prior year. Net income results were driven by a $24 million increase in segment net interest income and a $6 million decrease in the allocated provision for loan and lease losses, offset by a $28 million increase in noninterest expense. The increase in segment net interest income was primarily due to strong loan and deposit growth generated by Corporate Banking and BB&T Wealth. Corporate Banking’s loan growth of 53.9% and transaction deposit growth of 142.1% compared to the second quarter of 2011 was generated through both geographic expansion and the addition of industry sector expertise. BB&T Wealth’s loan growth of 37.8% and transaction deposit growth of 44.4% as compared to the second quarter of 2011 was generated through client acquisition and cross-sell initiatives. BB&T Wealth has expanded its loan delivery platform to provide a tailored origination and servicing experience to meet the unique needs of the wealth client, making its lending products more competitive in the market and enabling BB&T Wealth to better serve current clients and compete for new clients. Captured within the segment net interest income for Financial Services is the net interest margin and funds transfer pricing for the loans and deposits assigned to the Wealth Division that are housed in the Community Bank.

Net income in Other, Treasury & Corporate can vary due to changing needs of the Corporation, including the size of the investment portfolio, the need for wholesale funding, and income received from derivatives used to hedge the balance sheet. In the second quarter of 2012, Other, Treasury & Corporate generated net income of $38 million, compared to a net loss of $42 million in same period of 2011. The increase in net income was primarily driven by a $67 million increase in segment net interest income, as a result of the increase in BB&T’s investment portfolio, and a $40 million decrease in allocated corporate expenses.

Six Months of 2012 compared to Six Months of 2011

Community Banking reported net income of $282 million compared to $308 million in the prior year. The decrease in net income was primarily due to a $116 million increase in the allocated provision for loan and lease losses and an $81 million decrease in segment net interest income. The higher provision expense was driven by growth in the direct retail loan portfolio and reserve adjustments as compared to the prior year. The decrease in segment net interest income was primarily due to lower funds transfer pricing (“FTP”) credits earned on deposits related to the decline in FTP funding rates from the prior year, partially offset by a corresponding decrease in FTP charges on loans. The decrease in net funds transfer pricing was further offset by improvements in the deposit mix as a result of transaction accounts balance growth and a managed reduction in client certificates of deposits. Higher provision expense and lower segment net interest income were offset by a $129 million decrease in noninterest expense, primarily due to lower foreclosed property expenses and lower FDIC insurance charges allocated to Community Banking.

Residential Mortgage Banking reported net income of $197 million compared to a $69 million net loss in the prior year. The increase in net income was primarily due to a $219 million increase in noninterest income and a $209 million decrease in the allocated provision for loan and lease losses, offset by a $161 million increase in the provision for income taxes. The increase in noninterest income was driven by higher mortgage loan sales and margins and an increase in the MSR fair value as a result of improvement in the net hedge carry of the underlying derivatives. The decrease in the allocated provision for loan and lease losses was primarily attributable to improving credit trends in the residential mortgage loan portfolio, reserve adjustments as compared to the prior year, and a sale of nonperforming loans and related losses incurred in the second quarter of 2011.

Dealer Financial Services reported net income of $117 million compared to $100 million in the prior year. The increase in net income was primarily due to a $26 million increase in segment net interest income, as Regional Acceptance Corporation generated loan portfolio growth and higher margins on new originations in its loan portfolio, offsetting lower margins on originations in Dealer Finance’s loan portfolio associated with increased competition for loan originations. Regional Acceptance Corporation’s higher margin on loans was driven by a lower FTP cost of funding as interest rates have remained low and relatively stable. Dealer Financial Services grew average loans by 6.4% over the prior year. Competition remains intense in the indirect automobile financing business. Dealer Financial Services continues to focus on maintaining strong dealer relationships, while opening new origination production channels in high-growth markets. Additional focus includes expanding floor plan financing with auto dealers within the BB&T footprint.

Specialized Lending reported net income of $120 million compared to $117 million in the prior year. The increase in net income was primarily due to a $38 million increase in segment net interest income, offset by a $29 million increase in the allocated provision for loan and lease losses. Segment net interest income growth was driven by strong results across the Specialized Lending lines of business as average loans grew 17.4%, while the net interest margin improved slightly. Sheffield Financial generated average loan growth of 43.4% as a result of expanded dealer financing relationships, while Mortgage Warehouse Lending’s average loans grew by 119.6% over the same time period as it benefited from the overall strong mortgage refinance market. Lendmark generated average loan growth of 4.7%, while improving its net interest margin as a result of lower FTP funding costs and changes in its portfolio mix. The increase in the allocated provision for loan and lease losses was driven by current-year loan growth and reserve releases in 2011 related to improvements in the credit quality of the underlying portfolio.

Insurance Services reported net income of $89 million compared to $66 million in the prior year. Noninterest income growth of $117 million was primarily driven by the acquisition of Crump Insurance on April 2, 2012, which contributed $77 million of insurance income in the second quarter of 2012. In addition, Insurance Services benefited from higher commissions on property & casualty insurance, life insurance, and employee benefits as insurance pricing continues to firm. Employee benefit commission growth was driven by revenues from two California-based companies acquired in the fourth quarter of 2011: Precept, a full-service employee benefits consulting and administrative solutions firm, and Liberty Benefit Insurance Services, a full-service employee benefits broker. Higher noninterest income growth was offset by a $71 million increase in noninterest expense, primarily as a result of acquisition-related personnel costs.

Financial Services reported net income of $125 million compared to $124 million in the prior year. Net income results were driven by a $52 million increase in segment net interest income and an $8 million increase in noninterest income, offset by a $38 million increase in noninterest expenses and a $17 million increase in the allocated provision for loan and lease losses. The increase in segment net interest income was primarily due to strong loan and deposit growth generated by Corporate Banking and BB&T Wealth. Corporate Banking’s loan growth of 56.1% and transaction deposit growth of 110.5% compared to the prior year was generated through both geographic expansion and the addition of industry sector expertise. BB&T Wealth’s loan growth of 35.5% and transaction deposit growth of 41.5% as compared to the prior year was generated through client acquisition and cross-sell initiatives. BB&T Wealth has expanded its loan delivery platform to provide a tailored origination and servicing experience to meet the unique needs of the wealth client, making its lending products more competitive in the market and enabling BB&T Wealth to better serve current clients and compete for new clients. Captured within the segment net interest income for Financial Services is the net interest margin and funds transfer pricing for the loans and deposits assigned to the Wealth Division that are housed in the Community Bank.

Net income in Other, Treasury & Corporate can vary due to changing needs of the Corporation, including the size of the investment portfolio, the need for wholesale funding, and income received from derivatives used to hedge the balance sheet. Other, Treasury & Corporate generated net income of $53 million, compared to a net loss of $85 million in the prior year. The increase in net income was primarily driven by a $178 million increase in segment net interest income, as a result of an increase in BB&T’s investment portfolio, a decrease in FTP funding credits on deposits allocated to the Community Banking segment, and an $81 million decrease in allocated corporate expenses applied to the business lines, offset by a $69 million decrease in noninterest income and a $26 million increase in intersegment net referral expense.

Analysis Of Financial Condition

Investment Activities

The total securities portfolio was $37.6 billion at June 30, 2012, an increase of $1.2 billion compared with December 31, 2011. As of June 30, 2012, the securities portfolio includes $25.1 billion of available-for-sale securities and $12.6 billion of securities held to maturity. Management holds a portion of BB&T’s securities portfolio as held to maturity to mitigate possible negative impacts on its regulatory capital under the proposed Basel III capital guidelines. The effective duration of the securities portfolio was 2.8 years at June 30, 2012 compared to 3.3 years at December 31, 2011. The duration of the securities portfolio excludes equity securities, auction rate securities and certain non-agency mortgage-backed securities that were acquired in the Colonial acquisition.

Average securities for the second quarter of 2012 were $37.1 billion, an increase of $10.1 billion, or 37.2%, compared with the average balance during the second quarter of 2011. Average securities for the six months of June 30, 2012 were $36.9 billion, an increase of $10.8 billion, or 41.4%, compared with the average balance during the same period of 2011. The increases in the average securities portfolio primarily reflect the purchase of additional GNMA securities in the latter half of 2011 as part of management’s strategy to comply with the proposed Basel III liquidity guidelines.

Earning assets are expected to grow more slowly than loans as securities trend lower due to the decision to be more selective in the reinvestment of cash flows generated by the securities portfolio.

See Note 2 “Securities” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to BB&T’s evaluation of securities for other-than-temporary impairment.

Lending Activities

For the second quarter of 2012, average total loans were $111.8 billion, an increase of $7.4 billion, or 7.1%, compared to the same period in 2011. Average loans held for investment were $109.2 billion for the second quarter of 2012, a 6.3% increase compared to $102.8 billion for the corresponding period of the prior year. For the six months ended June 30, 2012, average total loans were $111.1 billion, an increase of $6.3 billion, or 6.0%, compared to the same period in 2011. Average loans held for investment were $108.4 billion for the six months ended June 30, 2012, a 5.5% increase compared to $102.7 billion for the same period of the prior year. The growth in average loans held for investment was broad-based and across all of the major lending portfolios. Loan growth for third quarter of 2012 is expected to be in the range of 5% to 7% on an annualized basis compared to the second quarter of 2012. This excludes the impact of the BankAtlantic acquisition.

The following table presents the composition of average loans and leases:

Table 5

Composition of Average Loans and Leases

	Three Months Ended June 30,
	2012		2011
	Balance	% of total	Balance	% of total
	(Dollars in millions)
Commercial loans and leases:
Commercial and industrial	$36,293	32.4%	$33,647	32.2%
Commercial real estate - other	10,578	9.5	11,287	10.8
Commercial real estate - residential ADC (1)	1,744	1.6	2,933	2.8
Direct retail lending	15,042	13.5	13,629	13.1
Sales finance	7,690	6.9	7,184	6.9
Revolving credit	2,178	1.9	2,070	2.0
Residential mortgage	22,114	19.8	18,311	17.5
Other lending subsidiaries	9,370	8.4	8,029	7.7
Other acquired	29	—	53	0.1

Total average loans and leases held for investment (excluding covered loans)	105,038	94.0	97,143	93.1
Covered	4,211	3.8	5,625	5.4

Total average loans and leases held for investment	109,249	97.8	102,768	98.5
Loans held for sale	2,511	2.2	1,573	1.5

Total average loans and leases	$111,760	100.0%	$104,341	100.0%

	Six Months Ended June 30,
	2012		2011
	Balance	% of total	Balance	% of total
	(Dollars in millions)
Commercial loans and leases:
Commercial and industrial	$36,157	32.6%	$33,540	32.0%
Commercial real estate—other	10,628	9.6	11,328	10.8
Commercial real estate—residential ADC (1)	1,867	1.7	3,105	3.0
Direct retail lending	14,858	13.4	13,650	13.0
Sales finance	7,603	6.8	7,132	6.8
Revolving credit	2,176	2.0	2,077	2.0
Residential mortgage	21,585	19.4	18,120	17.3
Other lending subsidiaries	9,019	8.1	7,914	7.5
Other acquired	34	—	55	0.1

Total average loans and leases held for investment (excluding covered loans)	103,927	93.6	96,921	92.5
Covered	4,442	4.0	5,775	5.5

Total average loans and leases held for investment	108,369	97.6	102,696	98.0
Loans held for sale	2,713	2.4	2,119	2.0

Total average loans and leases	$111,082	100.0%	$104,815	100.0%

(1)	Commercial real estate - residential ADC represents residential acquisition, development and construction loans.

Average commercial and industrial loans were up 7.9% for the second quarter of 2012 compared to the corresponding period of 2011, and 7.8% for the six months ended June 30, 2012 compared to the same period of 2011. The increases in the commercial and industrial portfolio are largely a result of successful efforts to expand the geographic and industry sector expertise in the middle-market corporate lending arena. Average commercial real estate - residential, acquisition and development loans (“ADC”) declined $1.2 billion for both the second quarter of 2012 and the first six months of 2012 compared to the same periods of 2011. The declines in this portfolio reflect management’s decision to lower exposures to higher-risk real estate lending and continued runoff due to weakness in residential real estate development. The balance of the ADC portfolio was $1.6 billion as of June 30, 2012. Average commercial real estate - other loans for the second quarter of 2012 declined 6.3% compared to the second quarter of 2011, and 6.2% for the six months ended June 30, 2012 compared to the same period of 2011. The declines in this portfolio are primarily due to runoff of certain segments of the portfolio.

Average direct retail loans grew $1.4 billion, or 10.4%, for the second quarter of 2012 compared to the second quarter of 2011. For the six months ended June 30, 2012, average loans in this portfolio grew 8.8%, compared to the average for the corresponding period of 2011. This portfolio is primarily home equity loans and lines to individuals. Period end balances in this portfolio have increased for each of the last five quarters and have been driven by demand for home equity loans and non-real estate loans originated through the wealth and small business lending channels.

Average residential mortgage loans held for investment increased $3.8 billion, or 20.8%, for the second quarter of 2012 compared to the corresponding period of 2011, as management’s strategy was to retain a higher portion of residential mortgage production in the held for investment portfolio. Management revised its strategy late in the second quarter of 2012 and will begin directing the majority of its future mortgage production to the held for sale portfolio. Average loans in this portfolio for the six months ended June 30, 2012, were up $3.5 billion, or 19.1%, compared to the same period of 2011.

Average sales finance loans increased 7.0% for the second quarter of 2012 compared to the corresponding period in 2011, and 6.6% for the six months ended June 30, 2012 compared to the same period of 2011. The increases in sales finance loans were due to strong growth in prime automobile loans.

Average loans held within BB&T’s other lending subsidiaries increased 16.7% for the second quarter of 2012 compared to the corresponding period of 2011. For the six months ended June 30, 2012, average loans in this portfolio grew 14.0%, compared to the average for the corresponding period of 2011. All of these specialized lending businesses experienced growth during these periods. The largest contributors to growth in this portfolio were equipment finance lending and small ticket consumer finance.

Average loans held for sale increased $938 million, or 59.6%, for the second quarter of 2012 compared to the same period in 2011 due to growth of $1.2 billion in average residential mortgage loans held for sale as a result of the historic low-rate environment. For the six months ended June 30, 2012, average loans held for sale were up $594 million, or 28.0%, compared to the same period of 2011. This growth includes an increase of $903 million in average residential mortgage loans held for sale, partially offset by a decline of $335 million in average commercial loans held for sale that were still held in 2011, as part of management’s nonperforming loan disposition efforts. All of these commercial loans held for sale were disposed of prior to the end of 2011.

Asset Quality

BB&T’s asset quality improved significantly during the second quarter of 2012. Nonperforming assets, which includes foreclosed real estate, repossessions, nonaccrual loans and certain restructured loans, totaled $2.2 billion (or $1.9 billion excluding covered foreclosed property) at June 30, 2012, compared to $2.8 billion (or $2.5 billion excluding covered foreclosed property) at December 31, 2011. The 22.6% decrease in nonperforming assets, excluding covered foreclosed property, was primarily due to a decline of $315 million in foreclosed real estate and $225 million in nonaccrual loans. Nonperforming assets have decreased for nine consecutive quarters and are at their lowest level since September 30, 2008. Refer to Table 8 for an analysis of the changes in nonperforming assets during the six months ended June 30, 2012. As a percentage of loans and leases plus foreclosed property, nonperforming assets were 1.93% at June 30, 2012 (or 1.72% excluding covered assets) compared with 2.52% (or 2.29% excluding covered assets) at December 31, 2011. Management expects a reduction of 5% to 10% in nonperforming assets for the third quarter of 2012 assuming no significant deterioration in the economy.

The current inventory of foreclosed real estate, excluding amounts covered under FDIC loss sharing agreements, totaled $221 million as of June 30, 2012. This includes land and lots, which totaled $117 million and had been held for approximately 17 months on average. The remaining foreclosed real estate of $104 million, which is primarily single family residential and commercial real estate, had an average holding period of 11 months.

Loans 90 days or more past due and still accruing interest, excluding government guaranteed loans and loans covered by FDIC loss share agreements, totaled $147 million at June 30, 2012, compared with $202 million at year-end 2011, a decline of 27.2%. Loans 30-89 days past due, excluding government guaranteed loans and loans covered by FDIC loss share agreements, totaled $907 million at June 30, 2012, which was a decline of $225 million, or 19.9%, compared with $1.1 billion at year-end 2011.

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

Table 6

Asset Quality

	Three Months Ended
	6/30/2012	3/31/2012	12/31/2011	9/30/2011	6/30/2011
	(Dollars in millions)
Nonperforming assets (1)
Nonaccrual loans and leases
Commercial:
Commercial and industrial	$620	$685	$582	$579	$611
Commercial real estate - other	301	312	394	438	467
Commercial real estate - residential ADC	241	312	376	428	460
Direct retail lending	133	139	142	151	172
Sales finance	13	15	7	7	7
Residential mortgage	263	320	308	298	292
Other lending subsidiaries	76	60	63	56	52

Total nonaccrual loans and leases held for investment	1,647	1,843	1,872	1,957	2,061
Loans held for sale	—	—	—	26	116

Total nonaccrual loans and leases	1,647	1,843	1,872	1,983	2,177
Foreclosed real estate (2)	221	378	536	950	1,147
Other foreclosed property	29	35	42	36	29

Total nonperforming assets (excluding covered assets) (1)(2)	$1,897	$2,256	$2,450	$2,969	$3,353

Performing troubled debt restructurings (TDRs) (3)
Commercial:
Commercial and industrial	$62	$76	$74	$64	$100
Commercial real estate - other	78	82	117	124	153
Commercial real estate - residential ADC	28	30	44	55	105
Direct retail lending	114	117	146	141	143
Sales finance	7	7	8	6	6
Revolving credit	58	61	62	63	62
Residential mortgage (6)	636	589	608	568	570
Other lending subsidiaries	69	53	50	46	39

Total performing TDRs (3)(6)	$1,052	$1,015	$1,109	$1,067	$1,178

Loans 90 days or more past due and still accruing
Commercial:
Commercial and industrial	$2	$2	$2	$1	$4
Commercial real estate - other	—	1	—	2	4
Direct retail lending	38	48	55	52	59
Sales finance	11	13	18	19	21
Revolving credit	13	14	17	15	16
Residential mortgage (7)(9)	78	72	104	91	90
Other lending subsidiaries	4	6	5	5	7
Other acquired	1	1	1	2	2

Total loans 90 days or more past due and still accruing (excluding covered loans) (4)(7)(9)	$147	$157	$202	$187	$203

Loans 30-89 days past due
Commercial:
Commercial and industrial	$53	$62	$85	$76	$72
Commercial real estate - other	16	26	22	27	35
Commercial real estate - residential ADC	9	8	14	27	25
Direct retail lending	119	135	161	148	154
Sales finance	49	50	75	67	68
Revolving credit	20	20	22	23	22
Residential mortgage (8)(10)	423	397	479	445	426
Other lending subsidiaries	218	172	273	243	198
Other acquired	—	—	1	1	—

Total loans 30 - 89 days past due (excluding covered loans) (5)(8)(10)	$907	$870	$1,132	$1,057	$1,000

(1)	Covered and other acquired loans are considered to be performing due to the application of the accretion method. Covered loans that are contractually past due are noted in the footnotes below.
(2)	Excludes foreclosed real estate totaling $310 million, $364 million, $378 million, $355 million and $348 million at June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, and June 30, 2011, respectively, that are covered by FDIC loss sharing agreements.
(3)	Excludes TDRs that are nonperforming totaling $219 million, $263 million, $280 million, $319 million and $381 million at June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, and June 30, 2011, respectively. These amounts are included in total nonperforming assets.
(4)	Excludes loans 90 days or more past due that are covered by FDIC loss sharing agreements totaling $613 million, $677 million, $736 million, $872 million and $935 million at June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, and June 30, 2011, respectively.
(5)	Excludes loans past due 30-89 days that are covered by FDIC loss sharing agreements totaling $199 million, $258 million, $222 million, $211 million and $308 million at June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, and June 30, 2011, respectively.
(6)	Excludes restructured mortgage loans that are government guaranteed totaling $266 million, $242 million, $236 million, $214 million and $184 million at June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, and June 30, 2011, respectively. Includes restructured mortgage loans held for sale.
(7)	Excludes mortgage loans 90 days or more past due that are government guaranteed totaling $217 million, $218 million, $206 million, $185 million and $162 million at June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, and June 30, 2011, respectively. Includes past due mortgage loans held for sale.
(8)	Excludes mortgage loans past due 30-89 days that are government guaranteed totaling $94 million, $82 million, $91 million, $82 million and $78 million at June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, and June 30, 2011, respectively. Includes past due mortgage loans held for sale.
(9)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase that are 90 days or more past due totaling $453 million, $439 million, $426 million, $389 million and $389 million at June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, and June 30, 2011, respectively.
(10)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase that are past due 30-89 days totaling $5 million, $5 million, $7 million, $7 million and $7 million at June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, and June 30, 2011, respectively.

Table 7

Asset Quality Ratios

	As of / For the Three Months Ended
	6/30/2012		3/31/2012		12/31/2011		9/30/2011		6/30/2011
Asset Quality Ratios (including covered assets)
Loans 30 - 89 days past due and still accruing as a percentage of total loans and leases (1)(2)	0.97%		1.02%		1.22%		1.18%		1.24%
Loans 90 days or more past due and still accruing as a percentage of total loans and leases (1)(2)	0.67		0.75		0.84		0.99		1.08
Nonperforming loans and leases as a percentage of total loans and leases	1.45		1.67		1.68		1.85		2.07
Nonperforming assets as a percentage of:
Total assets	1.24		1.50		1.62		1.98		2.32
Loans and leases plus foreclosed property	1.93		2.35		2.52		3.05		3.46
Net charge-offs as a percentage of average loans and leases	1.21		1.28		1.44		1.57		1.71
Allowance for loan and lease losses as a percentage of loans and leases held for investment	1.91		2.02		2.10		2.25		2.43
Ratio of allowance for loan and lease losses to:
Net charge-offs	1.57	x	1.54	x	1.45	x	1.42	x	1.41	x
Nonperforming loans and leases held for investment	1.29		1.18		1.21		1.20		1.22

Asset Quality Ratios (excluding covered assets) (3)
Loans 30 - 89 days past due and still accruing as a percentage of total loans and leases (1)(2)	0.83%		0.82%		1.06%		1.03%		1.00%
Loans 90 days or more past due and still accruing as a percentage of total loans and leases (1)(2)	0.13		0.15		0.19		0.18		0.20
Nonperforming loans and leases as a percentage of total loans and leases	1.50		1.74		1.76		1.94		2.18
Nonperforming assets as a percentage of:
Total assets	1.09		1.33		1.45		1.83		2.18
Loans and leases plus foreclosed property	1.72		2.12		2.29		2.88		3.32
Net charge-offs as a percentage of average loans and leases (4)	1.22		1.28		1.46		1.44		1.80
Allowance for loan and lease losses as a percentage of loans and leases held for investment	1.86		1.97		2.05		2.25		2.41
Ratio of allowance for loan and lease losses to:
Net charge-offs	1.52	x	1.51	x	1.40	x	1.55	x	1.32	x
Nonperforming loans and leases held for investment	1.21		1.11		1.13		1.15		1.14

As of/For the Six Months Ended June 30,
	2012	2011
Asset Quality Ratios
Including covered loans:
Net charge-offs as a percentage of average loans and leases	1.25%	1.63%
Ratio of allowance for loan and lease losses to net charge-offs	1.53 x	1.47 x
Excluding covered loans:
Net charge-offs as a percentage of average loans and leases (4)	1.25%	1.73%
Ratio of allowance for loan and lease losses to net charge-offs	1.49 x	1.38 x

Applicable ratios are annualized.

(1)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase. Refer to the footnotes of Table 6 for amounts related to these loans.
(2)	Excludes mortgage loans guaranteed by the government. Refer to the footnotes of Table 6 for amounts related to these loans.

(3)	These asset quality ratios have been adjusted to remove the impact of covered loans and covered foreclosed property. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios. Management believes the inclusion of covered loans in certain asset quality ratios that include nonperforming assets, past due loans or net charge-offs in the numerator or denominator results in distortion of these ratios and they may not be comparable to other periods presented or to other portfolios that were not impacted by purchase accounting.
(4)	Excluding the impact of losses and balances associated with BB&T’s NPA disposition strategy, the adjusted net charge-offs ratio would have been 1.46% for the second quarter of 2011, and 1.56% for the six months ended June 30, 2011.

Certain of BB&T’s residential mortgage loans have an initial period where the borrower is only required to pay the periodic interest. After the interest period, the loan will require both the payment of interest and principal over the remaining term. As of June 30, 2012, approximately 9% of the outstanding balance of residential mortgage loans is in the interest-only phase, compared to 11% at December 31, 2011. Approximately 25% of the interest only balances at June 30, 2012, will begin amortizing within the next three years. As of June 30, 2012, 4.1% of these interest-only loans are 30 days or more past due and still accruing and 2.2% are on nonaccrual status, compared to 4.3% and 2.8%, respectively, at December 31, 2011.

BB&T’s home equity lines, which are a component of the direct retail portfolio, generally require the payment of interest only during the first 15 years after origination. After this initial period, the outstanding balance begins amortizing and requires the payment of both interest and principal. At June 30, 2012 and December 31, 2011, approximately 66% of the outstanding balance of home equity lines is currently in the interest-only phase and less than 5% of these balances will begin amortizing within the next three years. The delinquency rate of interest-only lines is similar to amortizing lines.

The following table presents the changes in nonperforming assets, excluding covered foreclosed property, during the six months ended 2012 and 2011.

Table 8

Rollforward of Nonperforming Assets

	Six Months Ended June 30,
	2012	2011
	(Dollars in millions)
Balance at January 1,	$2,450	$3,971
New nonperforming assets	1,331	1,821
Advances and principal increases	83	39
Disposals of foreclosed assets	(452)	(492)
Disposals of nonperforming loans (1)	(416)	(679)
Charge-offs and losses	(559)	(829)
Payments	(319)	(339)
Transfers to performing status	(222)	(141)
Other, net	1	2

Balance at June 30,	$1,897	$3,353

(1)	Includes charge-offs and losses recorded upon sale of $117 million and $108 million for the six months ended June 30, 2012 and 2011, respectively.

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

BB&T’s performing restructured loans, excluding government guaranteed mortgage loans, totaled $1.1 billion at June 30, 2012, a decrease of $57 million, or 5.1%, compared with December 31, 2011. The decline was primarily related to commercial performing restructurings and direct retail restructurings. The decline in direct retail restructurings was largely due to the removal of restructurings due to performance under the modified terms. Residential mortgage loans represent 60.5% of performing restructurings at June 30, 2012. The increase during the second quarter of 2012 in residential mortgage performing restructurings was primarily related to nonperforming restructurings that were returned to accrual status due to meeting the performance criteria for the required time period. The following table provides a summary of commercial performing restructuring activity during the six months ended June 30, 2012 and 2011.

Table 9

Rollforward of Commercial Performing Restructured Loans

	Six Months Ended June 30,
	2012	2011
	(Dollars in millions)
Balance at January 1,	$235	$657
Inflows	86	73
Payments and payoffs	(20)	(106)
Transfers to nonperforming restructurings, net	(52)	(138)
Removal due to the passage of time	(52)	(74)
Non-concessionary re-modifications	(29)	(54)

Balance at June 30,	$168	$358

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

The following table provides further details regarding the payment status of TDRs outstanding at June 30, 2012.

Table 10

Troubled Debt Restructurings

	June 30, 2012
	Current Status		Past Due 30-89 Days (1)		Past Due 90 Days Or More (1)		Total
	(Dollars in millions)
Performing restructurings:
Commercial loans:
Commercial and industrial	$62	100.0%	$—	—%	$—	—%	$62
Commercial real estate - other	78	100.0	—	—	—	—	78
Commercial real estate - residential ADC	28	100.0	—	—	—	—	28
Direct retail lending	106	92.9	6	5.3	2	1.8	114
Sales finance	6	85.7	—	—	1	14.3	7
Revolving credit	48	82.8	6	10.3	4	6.9	58
Residential mortgage (2)	554	87.1	70	11.0	12	1.9	636
Other lending subsidiaries	62	89.9	7	10.1	—	—	69

Total performing restructurings (2)	944	89.7	89	8.5	19	1.8	1,052
Nonperforming restructurings (3)	62	28.3	39	17.8	118	53.9	219

Total restructurings (2)	$1,006	79.1	$128	10.1	$137	10.8	$1,271

(1)	Past due performing restructurings are included in past due disclosures.
(2)	Excludes restructured mortgage loans that are government guaranteed totaling $266 million.
(3)	Nonperforming restructurings are included in nonaccrual loan disclosures.

Allowance for Credit Losses

The allowance for credit losses, which consists of the allowance for loan and lease losses and the reserve for unfunded lending commitments, totaled $2.2 billion and $2.3 billion at June 30, 2012 and December 31, 2011, respectively. The allowance for loan and lease losses amounted to 1.91% of loans and leases held for investment at June 30, 2012 (or 1.86% excluding covered loans), compared to 2.10% (or 2.05% excluding covered loans) at year-end 2011. The decline in the allowance for loan and lease losses, including the unallocated portion, reflects continued improvement in the credit quality of the loan portfolio. The decrease in the overall allowance reflects increases for commercial and industrial loans and direct retail loans, which were more than offset by reductions in commercial real estate, residential mortgage and revolving credit due to updates to loss estimate factors. The allowance for impaired loans decreased from 15.4% at December 31, 2011 to 13.8% at June 30, 2012, primarily due to declines for residential mortgage and commercial real estate – ADC loans. The ratio of the allowance for loan and lease losses to nonperforming loans held for investment, excluding covered loans, was 1.21x at June 30, 2012 compared to 1.13x at December 31, 2011.

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

BB&T has limited ability to monitor the delinquency status of the first lien unless the first lien is held or serviced by BB&T. As a result, using migration assumptions that are based on historical experience adjusted for current trends, BB&T estimates the volume of second lien positions where the first lien is delinquent and appropriately adjusts the allowance to reflect the increased risk of loss on these credits. Finally, BB&T also provides additional reserves to second lien positions when the estimated combined current loan to value ratio exceeds 100%. As of June 30, 2012, BB&T held or serviced the first lien on 39% of its second lien positions.

BB&T’s net charge-offs totaled $337 million for the second quarter of 2012 and amounted to 1.21% of average loans and leases (or 1.22% excluding covered loans), compared to $444 million, or 1.71% of average loans and leases (or 1.80% excluding covered loans), in the second quarter of 2011. The second quarter of 2011 charges included $87 million related to the sale of problem residential mortgage loans. For the six months ended June 30, 2012, net charge-offs were $689 million and amounted to 1.25% of average loans and leases (or 1.25% excluding covered loans), compared to $848 million, or 1.63% of average loans and leases (or 1.73% excluding covered loans), in the same period of 2011. Management estimates total net charge-offs, excluding covered assets, to be in the 1.15% to 1.20% range in the third quarter of 2012 and trend lower thereafter as nonperforming asset levels continue to decline.

Charge-offs related to covered loans represent realized losses in certain acquired loan pools that exceed the amounts originally estimated at the acquisition date. This impairment, which is subject to the loss sharing agreements, was provided for in prior quarters and therefore the charge-off had no income statement impact.

Refer to Note 4 “Allowance for Credit Losses” in the “Notes to Consolidated Financial Statements” for additional disclosures.

The following table presents an estimated allocation of the allowance for loan and lease losses at June 30, 2012 and December 31, 2011. This allocation of the allowance for loan and lease losses is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 11

Allocation of Allowance for Loan and Lease Losses by Category

	June 30, 2012		December 31, 2011
	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in millions)
Balances at end of period applicable to:
Commercial:
Commercial and industrial	$525	33.3%	$433	33.9%
Commercial real estate - other	305	9.4	334	9.9
Commercial real estate - residential ADC	157	1.4	286	1.9
Direct retail lending	283	13.6	232	13.5
Sales finance	25	7.0	38	6.9
Revolving credit	90	2.0	112	2.1
Residential mortgage	309	20.8	365	19.2
Other lending subsidiaries	213	8.9	197	8.1
Covered	139	3.6	149	4.5
Unallocated	80	—	110	—

Total allowance for loan and lease losses	2,126	100.0%	2,256	100.0%

Reserve for unfunded lending commitments	31		29

Total allowance for credit losses	$2,157		$2,285

Information relevant to BB&T’s allowance for loan and lease losses for the last five quarters is presented in the following table.

Table 12

Analysis of Allowance for Credit Losses

	Three Months Ended
	6/30/2012	3/31/2012	12/31/2011	9/30/2011	6/30/2011
	(Dollars in millions)
Allowance For Credit Losses
Beginning balance	$2,221	$2,285	$2,406	$2,575	$2,691
Provision for credit losses (excluding covered loans)	259	285	223	243	313
Provision for covered loans	14	3	49	7	15
Charge-offs:
Commercial loans and leases
Commercial and industrial	(92)	(63)	(81)	(102)	(62)
Commercial real estate - other	(51)	(73)	(60)	(64)	(81)
Commercial real estate - residential ADC	(74)	(54)	(92)	(61)	(78)
Direct retail lending	(56)	(57)	(58)	(74)	(66)
Sales finance	(7)	(7)	(8)	(7)	(7)
Revolving credit	(20)	(22)	(21)	(23)	(24)
Residential mortgage (1)	(30)	(42)	(45)	(41)	(129)
Other lending subsidiaries	(47)	(60)	(53)	(42)	(43)
Covered loans	(12)	(15)	(13)	(53)	—

Total charge-offs (1)	(389)	(393)	(431)	(467)	(490)

Recoveries:
Commercial loans and leases
Commercial and industrial	4	4	6	9	9
Commercial real estate - other	3	3	3	6	6
Commercial real estate - residential ADC	23	8	5	9	7
Direct retail lending	8	10	10	10	8
Sales finance	2	3	2	2	3
Revolving credit	4	5	5	4	5
Residential mortgage	1	1	2	1	1
Other lending subsidiaries	7	7	5	7	7

Total recoveries	52	41	38	48	46

Net charge-offs (1)	(337)	(352)	(393)	(419)	(444)

Ending balance	$2,157	$2,221	$2,285	$2,406	$2,575

Allowance For Credit Losses:
Allowance for loan and lease losses
(excluding covered loans)	$1,987	$2,044	$2,107	$2,242	$2,357
Allowance for covered loans	139	137	149	113	159
Reserve for unfunded lending commitments	31	40	29	51	59

Total allowance for credit losses	$2,157	$2,221	$2,285	$2,406	$2,575

	As of/For the Six Months Ended June 30,
	2012	2011
	(Dollars in millions)
Allowance For Credit Losses
Beginning balance	$2,285	$2,755
Provision for credit losses (excluding covered loans)	544	653
Provision for covered loans	17	15
Charge-offs:
Commercial loans and leases
Commercial and industrial	(155)	(140)
Commercial real estate - other	(124)	(149)
Commercial real estate - residential ADC	(128)	(149)
Direct retail lending	(113)	(144)
Sales finance	(14)	(17)
Revolving credit	(42)	(51)
Residential mortgage (1)	(72)	(183)
Other lending subsidiaries	(107)	(95)
Covered loans	(27)	—

Total charge-offs (1)	(782)	(928)

Recoveries:
Commercial loans and leases
Commercial and industrial	8	13
Commercial real estate - other	6	9
Commercial real estate - residential ADC	31	11
Direct retail lending	18	17
Sales finance	5	5
Revolving credit	9	10
Residential mortgage	2	2
Other lending subsidiaries	14	13

Total recoveries	93	80

Net charge-offs (1)	(689)	(848)

Ending balance	$2,157	$2,575

(1)	Includes net charge-offs $87 million in mortgage loans during the second quarter of 2011 in connection with BB&T’s NPA disposition strategy.

Deposits

The following table presents the composition of average deposits for the three and six months ended June 30, 2012 and 2011:

Table 13

Composition of Average Deposits

	Three Months Ended June 30,
	2012		2011
	Balance	% of total	Balance	% of total
	(Dollars in millions)
Noninterest-bearing deposits	$27,643	22.1%	$22,151	20.8%
Interest checking	19,911	15.9	18,337	17.2
Money market and savings	46,557	37.1	39,388	37.0
Certificates and other time deposits	31,205	24.9	25,977	24.4
Foreign office deposits - interest-bearing	32	—	613	0.6

Total average deposits	$125,348	100.0%	$106,466	100.0%

	Six Months Ended June 30,
	2012		2011
	Balance	% of total	Balance	% of total
	(Dollars in millions)
Noninterest-bearing deposits	$26,908	21.5%	$21,574	20.3%
Interest checking	19,812	15.9	17,980	17.0
Money market and savings	46,112	36.8	39,060	36.8
Certificates and other time deposits	32,073	25.7	26,393	24.9
Foreign office deposits - interest-bearing	72	0.1	1,035	1.0

Total average deposits	$124,977	100.0%	$106,042	100.0%

Average deposits for the second quarter of 2012 increased $18.9 billion, or 17.7%, compared to the same period in 2011. The mix of the portfolio has continued to improve with growth of $5.5 billion in noninterest-bearing and $8.7 billion in lower-cost interest-bearing deposits. Certificates and other time deposits also increased $5.2 billion, while the cost for these products declined 70 basis points. The growth in certificates and other time deposits was primarily due to the strategy executed in the latter half of 2011 to attract high-quality corporate clients in connection with meeting the proposed Basel III liquidity guidelines. Partially offsetting the growth in these categories was a decline of $581 million in foreign-office deposits as the strong deposit growth reduced the need for these types of funding sources. Growth in noninterest-bearing deposits was led by commercial accounts, which contributed $3.6 billion of the growth in this category. In addition, noninterest-bearing deposits for retail accounts and public funds grew $1.0 billion and $829 million, respectively. Growth in interest-bearing domestic deposits was also led by commercial accounts, which grew $14.6 billion. The cost of interest-bearing deposits was 0.44% for the second quarter of 2012, a decrease of 28 basis points compared to the same period of 2011.

Average deposits for the six months ended 2012 increased $18.9 billion, or 17.9%, compared to the same period in 2011. The mix of the portfolio has continued to improve with growth of $5.3 billion in noninterest-bearing and $8.9 billion in lower-cost interest-bearing deposits. Certificates and other time deposits also increased $5.7 billion, while the cost for these products declined 72 basis points. Partially offsetting the growth in these categories was a decline of $963 million in foreign-office deposits as the strong deposit growth reduced the need for these types of funding sources.

Management expects similar growth in deposits in the third quarter of 2012 compared to that achieved in the second quarter of 2012. This excludes the impact of the BankAtlantic acquisition.

Borrowings

At June 30, 2012, short-term borrowings totaled $3.2 billion, a decrease of $370 million, or 10.4%, compared to December 31, 2011. Long-term debt totaled $22.6 billion at June 30, 2012, an increase of $758 million, or 3.5%, from the balance at December 31, 2011. The increase in long-term debt reflects the issuance of $750 million of senior notes in March 2012, with an interest rate of 2.15% due March 2017, and $300 million in subordinated notes in March 2012, with an interest rate of 3.95% due March 2022. The proceeds from these issuances are being used for general corporate funding purposes. These issuances were partially offset by a reduction of $181 million in junior subordinated debt. During July 2012, BB&T redeemed the remaining $3.1 billion of junior subordinated debt outstanding at June 30, 2012. The redemption of these issuances was initiated based on the early redemption provisions of the related trust preferred securities, due to the fact that they will no longer qualify for Tier 1 capital treatment.

Shareholders’ Equity

Total shareholders’ equity at June 30, 2012 was $18.9 billion, an increase of 8.3% compared to December 31, 2011. The increase was driven by earnings and net proceeds of $559 million of Tier 1 qualifying non-cumulative perpetual preferred stock. BB&T’s book value per common share at June 30, 2012 was $26.19, compared to $24.98 at December 31, 2011.

Shareholders’ equity increased $661 million due to earnings available to common shareholders in excess of dividends declared. In addition, accumulated other comprehensive income increased $172 million, primarily as a result of an increase in the fair value of the available-for-sale securities portfolio.

BB&T’s Tier 1 common equity was $11.8 billion at June 30, 2012, a slight increase compared to December 31, 2011. Growth resulting from earnings during the first six months of 2012 was partially offset by an increase in intangible assets added in the Crump Insurance acquisition. BB&T’s tangible book value per common share at June 30, 2012 was $16.92 compared to $16.73 at December 31, 2011. As of June 30, 2012, measures of tangible capital were not required by the regulators and, therefore, were considered non-GAAP measures. Refer to the section titled “Capital Adequacy and Resources” herein for a discussion of how BB&T calculates and uses these measures in the evaluation of the Company.

Merger-Related and Restructuring Activities

At June 30, 2012 and December 31, 2011, there were $16 million and $20 million, respectively, of merger-related and restructuring accruals. Merger and restructuring accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at June 30, 2012 are expected to be utilized within one year, unless they relate to specific contracts that expire later. Management estimates approximately $50 million of merger-related and restructuring charges in the third quarter of 2012, primarily related to the BankAtlantic acquisition.

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

The asset/liability management process is designed to achieve relatively stable net interest margins and assure liquidity by coordinating the volumes, maturities or repricing opportunities of earning assets, deposits and borrowed funds. Among other things, this process gives consideration to prepayment trends related to securities, loans and leases and certain deposits that have no stated maturity. Prepayment assumptions are developed using market data for residential mortgage-related loans and securities, and internal historical prepayment experience for client deposits with no stated maturity and loans that are not residential mortgage related. These assumptions are subject to monthly back-testing, and are adjusted as deemed necessary to reflect changes in interest rates relative to the reference rate of the underlying assets or liabilities. On a monthly basis, BB&T evaluates the accuracy of its interest rate forecast simulation model, which includes an evaluation of its prepayment assumptions, to ensure that all significant assumptions inherent in the model appropriately reflect changes in the interest rate environment and related trends in prepayment activity. It is the responsibility of the Market Risk, Liquidity and Capital Committee to determine and achieve the most appropriate volume and mix of earning assets and interest-bearing liabilities, as well as to ensure an adequate level of liquidity and capital, within the context of corporate performance goals. The Market Risk, Liquidity and Capital Committee also sets policy guidelines and establishes long-term strategies with respect to interest rate risk exposure and liquidity. The Market Risk, Liquidity and Capital Committee meets regularly to review BB&T’s interest rate risk and liquidity positions in relation to present and prospective market and business conditions, and adopts funding and balance sheet management strategies that are intended to ensure that the potential impact on earnings and liquidity as a result of fluctuations in interest rates is within acceptable standards.

BB&T uses derivatives primarily to manage economic risk related to securities, commercial loans, mortgage servicing rights, mortgage banking operations, long-term debt and other funding sources. BB&T also uses derivatives to facilitate transactions on behalf of its clients. As of June 30, 2012, BB&T had derivative financial instruments outstanding with notional amounts totaling $77.0 billion. The estimated net fair value of open contracts was a loss of $52 million at June 30, 2012. See Note 15 “Derivative Financial Instruments” in the “Notes to Consolidated Financial Statements” herein for additional disclosures.

The majority of BB&T’s assets and liabilities are monetary in nature and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. Fluctuations in interest rates and actions of the Federal Reserve Board to regulate the availability and cost of credit have a greater effect on a financial institution’s profitability than do the effects of higher costs for goods and services. Through its balance sheet management function, which is monitored by the Market Risk, Liquidity and Capital Committee, management believes that BB&T is positioned to respond to changing needs for liquidity, changes in interest rates and inflationary trends.

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

The following table shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next twelve months assuming a gradual change in interest rates as described below. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related and other assets, cash flows and maturities of derivative financial instruments, loan volumes and pricing, deposit sensitivity, customer preferences and capital plans. The resulting change in interest sensitive income reflects the level of sensitivity that interest sensitive income has in relation to changing interest rates.

Table 14

Interest Sensitivity Simulation Analysis

			Annualized Hypothetical
Interest Rate Scenario			Percentage Change in
Linear	Prime Rate		Net Interest Income
Change in	June 30,		June 30,
Prime Rate	2012	2011	2012	2011
2.00%	5.25%	5.25%	3.42%	2.69%
1.00	4.25	4.25	1.97	1.14
No Change	3.25	3.25	—	—
(0.25)	3.00	3.00	(0.24)	0.43

The Market Risk, Liquidity and Capital Committee has established parameters measuring interest sensitivity that prescribe a maximum negative impact on net interest income of 2% for the next 12 months for a linear change of 100 basis points over four months followed by a flat interest rate scenario for the remaining eight month period, and a maximum negative impact of 4% for a linear change of 200 basis points over eight months followed by a flat interest rate scenario for the remaining four month period. Regardless of the proportional limit, the negative risk exposure limit will be the greater of 1% or the proportional limit. In the event that the results of the Simulation model fall outside the established parameters, management will make recommendations to the Market Risk, Liquidity and Capital Committee on the most appropriate response given the current economic forecast. Management currently only modeled a negative 25 basis point decline because larger declines would have resulted in a Federal funds rate of less than zero.

Management must also consider how the balance sheet and interest rate risk position could be impacted by changes in balance sheet mix. Liquidity in the banking industry has been very strong during the current economic downturn. Much of this liquidity increase has been due to a significant increase in noninterest-bearing demand deposits. Consistent with the industry, Branch Bank has seen a significant increase in this funding source. The behavior of these deposits is one of the most important assumptions used in determining the interest rate risk position of BB&T. A loss of these deposits in the future would reduce the asset sensitivity of BB&T’s balance sheet as the company increases interest-bearing funds to offset the loss of this advantaged funding source.

BB&T applies an average beta of approximately 80% to its managed rate deposits for determining its interest rate sensitivity. Managed rate deposits are high beta, premium money market and interest checking accounts, which attract significant client funds when needed to support balance sheet growth. BB&T regularly conducts sensitivity on other key variables to determine the impact they could have on the interest rate risk position. This discipline informs management judgment and allows BB&T to evaluate the likely impact on its balance sheet management strategies due to a more extreme variation in a key assumption than expected.

The following table shows the effect that the loss of demand deposits and an associated increase in managed rate deposits would have on BB&T’s interest-rate sensitivity position. For purposes of this analysis, BB&T modeled the beta at 100%.

Table 15

Deposit Mix Sensitivity Analysis

Increase in Rates	Base Scenario at June 30, 2012 (1)	Results Assuming a Decrease in Noninterest Bearing Demand Deposits
		$1 Billion	$5 Billion
2.00%	3.42%	3.17%	2.20%
1.00	1.97	1.82	1.21

(1)	The base scenario is equal to the annualized hypothetical percentage change in net interest income at June 30, 2012 as presented in Table 14.

The following table shows the effect that the indicated changes in interest rates would have on EVE. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related and other assets, cash flows and maturities of derivative financial instruments, loan volumes and pricing, and deposit sensitivity. The resulting change in the economic value of equity reflects the level of sensitivity that EVE has in relation to changing interest rates.

Table 16

Economic Value of Equity (“EVE”) Simulation Analysis

	EVE/Assets		Hypothetical Percentage Change in EVE
Change in Rates	June 30,		June 30,
	2012	2011	2012	2011
2.00%	6.7%	7.6%	19.3%	8.2%
1.00	6.4	7.3	13.3	5.1
No Change	5.6	7.0	—	—
(0.25)	5.4	6.8	(4.4)	(2.1)

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

The average VaR for the three months ended June 30, 2012 was approximately $330 thousand. Maximum daily VaR was approximately $3.3 million, and the low daily VaR was approximately $180 thousand during this same period, respectively.

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

BB&T monitors key liquidity metrics at both the Parent Company and Branch Bank. Liquidity at the Parent Company is more susceptible to market disruptions. BB&T prudently manages cash levels at the Parent

Company to cover a minimum of one year of projected contractual cash outflows which includes unfunded external commitments, debt service, preferred dividends and scheduled debt maturities without the benefit of any new cash infusions. Generally, BB&T maintains a significant buffer above the projected one year of contractual cash outflows. In determining the buffer, BB&T considers cash for common dividends, unfunded commitments to affiliates, being a source of strength to its banking subsidiaries, and being able to withstand sustained market disruptions which may limit access to the credit markets. As of June 30, 2012, and December 31, 2011, the Parent Company had 21 months and 23 months, respectively, of cash on hand to satisfy projected contractual cash outflows as described above.

BB&T also monitors the ability to meet customer demand for funds under both normal and stressed market conditions. In considering its liquidity position, management evaluates BB&T’s funding mix based on client core funding, client rate-sensitive funding and non-client rate-sensitive funding. In addition, management also evaluates exposure to rate-sensitive funding sources that mature in one year or less. Management also measures liquidity needs against 30 days of stressed cash outflows for Branch Bank. To ensure a strong liquidity position, management maintains a liquid asset buffer of cash on hand and highly liquid unpledged securities. The Company has established a policy that the liquid asset buffer would be a minimum of 5% of total assets, but intends to maintain the ratio well in excess of this level. As of June 30, 2012, and December 31, 2011, BB&T’s liquid asset buffer was 14.1% and 13.5%, respectively, of total assets.

BB&T, Branch Bank and BB&T FSB have Contingency Funding Plans (“CFPs”) designed to ensure that liquidity sources are sufficient to meet their ongoing obligations and commitments, particularly in the event of a liquidity contraction. The CFPs are designed to simulate extreme liquidity demands under stressed market conditions and provide a framework for management to meet those demands using all available options. The CFPs address authority for activation and decision making, liquidity options and the responsibilities of key departments in the event of a liquidity contraction. The liquidity options available to management could include seeking secured funding, asset sales, and under the most extreme scenarios, curtailing new loan originations.

BB&T has strong liquidity reserves including access to the Federal Reserve Discount Window, the Federal Home Loan Bank, and unpledged securities held on the balance sheet. Additionally, BB&T’s strong profitability, credit ratings, and positive reputation in the credit markets provide BB&T with access to unsecured national market funding.

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

Table 17

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

BB&T’s regulatory and tangible capital ratios for the last five calendar quarters are set forth in Table 18.

Table 18

Capital Ratios (1)

	As of / For the Three Months Ended
	6/30/12	3/31/12	12/31/11	9/30/11	6/30/11
	(Dollars in millions, shares in thousands)
Risk-based:
Tier 1	10.2%	12.8%	12.5%	12.6%	12.4%
Total	13.5	16.2	15.7	16.1	16.1
Leverage capital	7.3	9.1	9.0	9.2	9.5

Non-GAAP capital measures (2)
Tangible common equity as a percentage of tangible assets	6.9	7.1	6.9	7.1	7.2
Tier 1 common equity as a percentage of risk-weighted assets	9.7	10.0	9.7	9.8	9.6

Calculations of Tier 1 common equity and tangible assets and related measures:
Tier 1 equity	$12,382	$15,207	$14,913	$14,696	$14,363
Less:
Preferred stock	559	—	—	—	—
Qualifying restricted core capital elements	—	3,250	3,250	3,249	3,249

Tier 1 common equity	$11,823	$11,957	$11,663	$11,447	$11,114

Total assets	$178,529	$174,752	$174,579	$167,677	$159,310
Less:
Intangible assets, net of deferred taxes	6,950	6,402	6,406	6,330	6,353
Plus:
Regulatory adjustments, net of deferred taxes	239	327	421	99	389

Tangible assets	$171,818	$168,677	$168,594	$161,446	$153,346

Total risk-weighted assets (3)	$121,916	$119,042	$119,725	$117,020	$116,041
Tangible common equity as a percentage of tangible assets	6.9%	7.1%	6.9%	7.1%	7.2%
Tier 1 common equity as a percentage of risk- weighted assets	9.7	10.0	9.7	9.8	9.6
Tier 1 common equity	$11,823	$11,957	$11,663	$11,447	$11,114
Outstanding shares at end of period	698,795	698,454	697,143	697,101	696,894
Tangible book value per common share	$16.92	$17.12	$16.73	$16.42	$15.95

(1)	Current quarter regulatory capital information is preliminary.
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
(3)	Risk-weighted assets are determined based on regulatory capital requirements. Under the regulatory framework for determining risk-weighted assets each asset class is assigned a risk-weighting of 0%, 20%, 50% or 100% based on the underlying risk of the specific asset class. In addition, off-balance sheet exposures are first converted to a balance sheet equivalent amount and subsequently assigned to one of the four risk-weightings.

Table 19

Estimated Basel III Capital Ratios

	June 30, 2012 (1)	December 31, 2011 (2)
	(Dollars in millions)
Tier 1 common equity under Basel I definition	$11,823	$11,663
Adjustments:
Other comprehensive income related to AFS securities, defined benefit pension and other postretirement employee benefit plans	(365)	(553)
Deduction for net defined benefit pension asset	—	(423)
Other adjustments	(12)	57

Estimated Tier 1 common equity under Basel III definition	$11,446	$10,744

Estimated risk-weighted assets under Basel III definition	$139,301	$122,600
Estimated Tier 1 common equity as a percentage of risk-weighted assets under Basel III definition	8.2%	8.8%

(1)	The Basel III calculations are non-GAAP measures and reflect adjustments for the related elements as proposed by regulatory authorities, which are subject to change. BB&T management uses these measures to assess the quality of capital and believes that investors may find them useful in their analysis of the Corporation. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies.
(2)	Tier 1 common equity ratio using Basel III proposals published prior to June 2012.

The Tier 1 common equity ratio was 9.7% at June 30, 2012. The decrease in this measure compared to the first quarter of 2012 was primarily due to the Crump Insurance acquisition, which increased intangible assets. As of June 30, 2012, management currently estimates the Tier 1 common ratio under the currently proposed Basel III standards to be 8.2% compared to 8.8% as of December 31, 2011. This decline is primarily due to changes in the risk-weighted asset calculation and does not include any mitigation strategies to improve capital levels, which management believes will have a significant positive impact on this measure. Under the latest proposal, the risk-weighting of loans secured by residential properties will be based on the loan-to-value ratio and the credit conversion factor for unfunded lending commitments was increased. Refer to Table 19 for a reconciliation of how BB&T calculates the Tier 1 common equity ratio under the proposed Basel III capital guidelines.

The decline in BB&T’s regulatory risk-based capital ratios compared to the first quarter of 2012 was primarily due to the announced redemption of trust preferred securities following the proposed Basel III capital standards. Under the proposed standards, and consistent with the Dodd-Frank Act, these types of securities will no longer qualify for Tier 1 capital. This decline was partially offset by the May 1, 2012 issuance of depositary shares representing fractional ownership interests in BB&T’s Series D Non-Cumulative Perpetual Preferred Stock, which increased Tier 1 regulatory capital by $559 million.

On July 31, 2012, BB&T issued $1.2 billion in depositary shares, with each depositary share representing fractional ownership interest in a share of the Company’s Series E Non-Cumulative Perpetual Preferred Stock. The preferred stock has no stated maturity and redemption is solely at the option of the Company. Under current rules, any redemption of the preferred stock is subject to prior approval of the Board of Governors of the Federal Reserve System. Dividends, if declared, accrue and are payable quarterly, in arrears, at a rate of 5.625% per annum.

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

Table 20

Share Repurchase Activity

	Total Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Shares Purchased Pursuant to Publicly-Announced Plan	Maximum Remaining Number of Shares Available for Repurchase Pursuant to Publicly-Announced Plan
	(Shares in thousands)
April 1-30, 2012	10	$31.30	—	44,139
May 1-31, 2012	6	32.49	—	44,139
June 1-30, 2012	21	29.71	—	44,139

Total	37	$30.62	—	44,139

(1)	Repurchases reflect shares exchanged or surrendered in connection with the exercise of equity-based awards under BB&T’s equity-based compensation plans.
(2)	Excludes commissions.

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

ITEM 6.  EXHIBITS

3(i)	Articles of incorporation of the Registrant, as Restated February 25, 2009, and amended May 10, 2010, April 27, 2012 and July 24, 2012.

10.1	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation 2012 Incentive Plan.

10.2	Form of Employee Restricted Stock Unit Agreement for the BB&T Corporation 2012 Incentive Plan.

11	Statement re: Computation of Earnings Per Share.

12	Statement re: Computation of Ratios.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Definition Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BB&T CORPORATION (Registrant)

Date: August 7, 2012	By:	/s/ Daryl N. Bible
Daryl N. Bible, Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2012	By:	/s/ Cynthia B. Powell
Cynthia B. Powell, Executive Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location
3(i)†	Articles of incorporation of the Registrant, as Restated February 25, 2009, and amended May 10, 2010, April 27, 2012 and July 24, 2012.	Filed herewith.

10.1†	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation 2012 Incentive Plan.	Filed herewith.

10.2†	Form of Employee Restricted Stock Unit Agreement for the BB&T Corporation 2012 Incentive Plan.	Filed herewith.

11	Statement re: Computation of Earnings Per Share.	Filed herewith as Note 16.

12†	Statement re: Computation of Ratios.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.

†	Exhibit filed with the Securities and Exchange Commission and available upon request.