Form 10-Q
period 2012-09-30
BB&T CORP
filed 2012-11-02
CIK 92230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2012

Commission file number: 1-10853

BB&T CORPORATION

(Exact name of registrant as specified in its charter)

North Carolina	56-0939887
(State of Incorporation)	(I.R.S. Employer Identification No.)

200 West Second Street	27101
Winston-Salem, North Carolina (Address of Principal Executive Offices)	(Zip Code)

(336) 733-2000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]   No  [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  [X]   No  [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	X		Accelerated filer

Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  [ ]   No  [X ]

At October 31, 2012, 699,640,823 shares of the Registrant’s common stock, $5 par value, were outstanding.

1

BB&T CORPORATION
FORM 10-Q
September 30, 2012
INDEX

		Page No.
PART I
Item 1.	Financial Statements
	Consolidated Balance Sheets (Unaudited)	3
	Consolidated Statements of Income (Unaudited)	4
	Consolidated Statements of Comprehensive Income (Unaudited)	5
	Consolidated Statements of Changes in Shareholders' Equity (Unaudited)	6
	Consolidated Statements of Cash Flows (Unaudited)	7
	Notes to Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	50
Item 3.	Quantitative and Qualitative Disclosures About Market Risk (see Market Risk Management)	86
Item 4.	Controls and Procedures	86
PART II
Item 1.	Legal Proceedings	86
Item 1A.	Risk Factors	86
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	86
Item 3.	Defaults Upon Senior Securities - (not applicable.)
Item 4.	Mine Safety Disclosures - (not applicable.)
Item 5.	Other Information - (none to be reported.)
Item 6.	Exhibits	87
2

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share data, shares in thousands)

	September 30,	December 31,
	2012	2011
Assets
Cash and due from banks	$1,557	$1,562
Interest-bearing deposits with banks	1,784	2,646
Federal funds sold and securities purchased under resale agreements or similar
arrangements	162	136
Segregated cash due from banks	3	20
Trading securities at fair value	572	534
Securities available for sale at fair value ($1,581 and $1,577 covered by FDIC loss
share at September 30, 2012 and December 31, 2011, respectively)	24,098	22,313
Securities held to maturity (fair value of $13,445 and $14,098 at September 30, 2012
and December 31, 2011, respectively)	13,140	14,094
Loans held for sale at fair value	3,467	3,736
Loans and leases ($3,688 and $4,867 covered by FDIC loss share at September 30,
2012 and December 31, 2011, respectively)	114,140	107,469
Allowance for loan and lease losses	(2,051)	(2,256)
Loans and leases, net of allowance for loan and lease losses	112,089	105,213

FDIC loss share receivable	656	1,100
Premises and equipment	1,940	1,855
Goodwill	6,718	6,078
Core deposit and other intangible assets	718	444
Residential mortgage servicing rights at fair value	563	563
Other assets ($327 and $415 of foreclosed property and other assets covered by FDIC
loss share at September 30, 2012 and December 31, 2011, respectively)	14,554	14,285
Total assets	$182,021	$174,579

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$30,810	$25,684
Interest-bearing deposits	99,208	99,255
Total deposits	130,018	124,939

Federal funds purchased, securities sold under repurchase agreements and short-term
borrowed funds	3,093	3,566
Long-term debt	19,221	21,803
Accounts payable and other liabilities	9,157	6,791
Total liabilities	161,489	157,099

Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, liquidation preference of $25,000 per share	1,679	—
Common stock, $5 par	3,498	3,486
Additional paid-in capital	5,950	5,873
Retained earnings	9,761	8,772
Accumulated other comprehensive loss, net of deferred income taxes	(409)	(713)
Noncontrolling interests	53	62
Total shareholders’ equity	20,532	17,480
Total liabilities and shareholders’ equity	$182,021	$174,579

Common shares outstanding	699,541	697,143
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	69	—
Preferred shares authorized	5,000	5,000
The accompanying notes are an integral part of these consolidated financial statements.
3

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in millions, except per share data, shares in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest Income
Interest and fees on loans and leases	$1,492	$1,546	$4,486	$4,589
Interest and dividends on securities	221	199	685	512
Interest on other earning assets	7	5	20	15
Total interest income	1,720	1,750	5,191	5,116
Interest Expense
Interest on deposits	105	150	333	473
Interest on federal funds purchased, securities sold under repurchase
agreements and short-term borrowed funds	2	3	5	10
Interest on long-term debt	130	181	472	578
Total interest expense	237	334	810	1,061
Net Interest Income	1,483	1,416	4,381	4,055
Provision for credit losses	244	250	805	918
Net Interest Income After Provision for Credit Losses	1,239	1,166	3,576	3,137
Noninterest Income
Insurance income	333	241	997	790
Service charges on deposits	142	141	417	421
Mortgage banking income	211	123	609	301
Investment banking and brokerage fees and commissions	90	81	267	258
Checkcard fees	48	78	136	229
Bankcard fees and merchant discounts	62	51	175	149
Trust and investment advisory revenues	46	43	137	131
Income from bank-owned life insurance	30	33	87	92
FDIC loss share income, net	(90)	(104)	(221)	(243)
Other income	92	42	208	104
Securities gains (losses), net
Realized gains (losses), net	1	―	(3)	37
Other-than-temporary impairments	―	(7)	(5)	(18)
Non-credit portion recognized in other comprehensive income	(2)	(32)	(4)	(60)
Total securities gains (losses), net	(1)	(39)	(12)	(41)
Total noninterest income	963	690	2,800	2,191
Noninterest Expense
Personnel expense	797	671	2,302	2,048
Foreclosed property expense	54	168	218	456
Occupancy and equipment expense	166	151	478	457
Loan processing expense	85	55	210	168
Regulatory charges	40	46	124	166
Professional services	36	56	110	125
Software expense	36	30	100	85
Amortization of intangibles	31	24	82	75
Merger-related and restructuring charges, net	43	―	57	―
Other expenses	241	216	659	604
Total noninterest expense	1,529	1,417	4,340	4,184
Earnings
Income before income taxes	673	439	2,036	1,144
Provision for income taxes	177	68	557	212
Net income	496	371	1,479	932
Noncontrolling interests	2	5	36	34
Preferred stock dividends	25	―	33	―
Net income available to common shareholders	$469	$366	$1,410	$898
Earnings Per Common Share
Basic	$0.67	$0.52	$2.02	$1.29
Diluted	$0.66	$0.52	$1.99	$1.27
Cash dividends declared	$0.20	$0.16	$0.60	$0.49

Weighted Average Shares Outstanding
Basic	699,091	697,052	698,454	696,335
Diluted	709,875	705,604	708,439	704,910

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net Income	$496	$371	$1,479	$932
Other Comprehensive Income, Net of Tax:
Unrealized net holding gains (losses) arising during the period on securities
available for sale	151	291	336	548
Reclassification adjustment for (gains) losses on securities available for sale
included in net income	1	25	8	26
Change in amounts attributable to the FDIC under the loss share agreements	(13)	(29)	(41)	(82)
Change in unrecognized gains (losses) on cash flow hedges	(10)	(70)	(25)	(112)
Change in pension and postretirement liability	(1)	6	21	15
Other, net	4	(5)	5	(4)
Total other comprehensive income	132	218	304	391
Total comprehensive income	$628	$589	$1,783	$1,323

Income Tax Effect of Items Included in Other Comprehensive Income:
Unrealized net holding gains (losses) arising during the period on securities
available for sale	$92	$173	$204	$324
Reclassification adjustment for (gains) losses on securities available for sale
included in net income	―	14	4	15
Change in amounts attributable to the FDIC under the loss share agreements	(7)	(18)	(25)	(49)
Change in unrecognized gains (losses) on cash flow hedges	(5)	(41)	(15)	(66)
Change in pension and postretirement liability	(2)	3	12	9
Other, net	1	3	2	3

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
Nine Months Ended September 30, 2012 and 2011
(Dollars in millions, shares in thousands)

							Accumulated
	Shares of				Additional		Other		Total
	Common	Preferred		Common	Paid-In	Retained	Comprehensive	Noncontrolling	Shareholders’
	Stock	Stock		Stock	Capital	Earnings	Income (Loss)	Interests	Equity
Balance, January 1, 2011	694,381	$	―	$3,472	$5,776	$7,935	$(747)	$62	$16,498
Add (Deduct):
Net income	―		―	―	―	898	―	34	932
Net change in other comprehensive income (loss)	―		―	―	―	―	391	―	391
Stock transactions:
In purchase acquisitions	26		―	―	1	―	―	―	1
In connection with equity awards	1,918		―	10	(9)	―	―	―	1
Shares repurchased in connection with equity
awards	(642)		―	(3)	(15)	―	―	―	(18)
In connection with dividend reinvestment plan	580		―	3	13	―	―	―	16
In connection with 401(k) plan	838		―	4	19	―	―	―	23
Cash dividends declared on common stock	―		―	―	―	(341)	―	―	(341)
Equity-based compensation expense	―		―	―	73	―	―	―	73
Other, net	―		―	―	(2)	1	―	(34)	(35)
Balance, September 30, 2011	697,101	$	―	$3,486	$5,856	$8,493	$(356)	$62	$17,541

Balance, January 1, 2012	697,143	$	―	$3,486	$5,873	$8,772	$(713)	$62	$17,480

Add (Deduct):
Net income	―		―	―	―	1,443	―	36	1,479
Net change in other comprehensive income (loss)	―		―	―	―	―	304	―	304
Stock transactions:
In purchase acquisitions	28		―	―	1	―	―	―	1
In connection with equity awards	2,936		―	15	14	―	―	―	29
Shares repurchased in connection with equity
awards	(566)		―	(3)	(14)	―	―	―	(17)
In connection with preferred stock offering	―		1,679	―	―	―	―	―	1,679
Cash dividends declared on common stock	―		―	―	―	(421)	―	―	(421)
Cash dividends declared on preferred stock	―		―	―	―	(33)	―	―	(33)
Equity-based compensation expense	―		―	―	79	―	―	―	79
Other, net	―			―	(3)	―	―	(45)	(48)
Balance, September 30, 2012	699,541		$1,679	$3,498	$5,950	$9,761	$(409)	$53	$20,532

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)
	Nine Months Ended
	September 30,
	2012	2011
Cash Flows From Operating Activities:
Net income	$1,479	$932
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	805	918
Depreciation	207	196
Amortization of intangibles	82	75
Equity-based compensation	79	73
(Gain) loss on securities, net	12	41
Net write-downs/losses on foreclosed property	152	337
Net change in operating assets and liabilities:
Segregated cash due from banks	17	290
Loans held for sale	(143)	426
FDIC loss share receivable	436	629
Other assets	(653)	126
Accounts payable and other liabilities	438	263
Other, net	(241)	42
Net cash from operating activities	2,670	4,348

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	249	401
Proceeds from maturities, calls and paydowns of securities available for sale	2,959	2,395
Purchases of securities available for sale	(4,453)	(11,605)
Proceeds from maturities, calls and paydowns of securities held to maturity	3,566	730
Purchases of securities held to maturity	(1,169)	(523)
Originations and purchases of loans and leases, net of principal collected	(5,773)	(2,865)
Net cash received from acquisitions	692	―
Purchases of premises and equipment	(117)	(176)
Proceeds from sales of foreclosed property or other real estate held for sale	677	735
Other, net	95	70
Net cash from investing activities	(3,274)	(10,838)

Cash Flows From Financing Activities:
Net change in deposits	1,618	10,427
Net change in federal funds purchased, securities sold under repurchase agreements
and short-term borrowed funds	(473)	(1,720)
Proceeds from issuance of long-term debt	1,828	1,999
Repayment of long-term debt	(4,538)	(1,862)
Net cash from common stock transactions	12	22
Net cash from preferred stock transactions	1,679	―
Cash dividends paid on common stock	(391)	(334)
Cash dividends paid on preferred stock	(8)	―
Other, net	36	(23)
Net cash from financing activities	(237)	8,509
Net Change in Cash and Cash Equivalents	(841)	2,019
Cash and Cash Equivalents at Beginning of Period	4,344	2,385
Cash and Cash Equivalents at End of Period	$3,503	$4,404

Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the period for:
Interest	$839	$1,047
Income taxes	344	(209)
Noncash investing and financing activities:
Transfers of securities available for sale to securities held to maturity	1	8,341
Transfers of loans to foreclosed property	374	856
Purchases of securities held to maturity not yet settled	1,450	―

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

In October 2012, the FASB issued new guidance on Business Combinations. The new guidance clarifies that when a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs, the reporting entity should account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the lesser of the contractual term of the indemnification agreement or the remaining life of the indemnified assets. This guidance is effective for annual periods beginning on or after December 15, 2012 and interim periods within those annual periods. BB&T has previously accounted for its indemnification asset in accordance with this guidance; accordingly, this guidance will have no impact on BB&T’s consolidated financial position, results of operations or cash flows.

NOTE 2. Securities

The amortized cost, gross unrealized gains and losses and approximate fair values of securities available for sale and held to maturity were as follows:

	Amortized	Gross Unrealized		Fair
September 30, 2012	Cost	Gains	Losses	Value

	(Dollars in millions)
Securities available for sale:
U.S. government-sponsored entities (“GSE”)	$313	$—	$—	$313
Mortgage-backed securities issued by GSE	19,358	517	4	19,871
States and political subdivisions	1,965	148	100	2,013
Non-agency residential mortgage-backed securities	319	11	11	319
Other securities	1	—	—	1
Covered securities	1,169	412	—	1,581
Total securities available for sale	$23,125	$1,088	$115	$24,098

Securities held to maturity:
GSE securities	$2,500	$12	$1	$2,511
Mortgage-backed securities issued by GSE	9,902	298	1	10,199
States and political subdivisions	34	1	1	34
Other securities	704	2	5	701
Total securities held to maturity	$13,140	$313	$8	$13,445

	Amortized	Gross Unrealized		Fair
December 31, 2011	Cost	Gains	Losses	Value

	(Dollars in millions)
Securities available for sale:
GSE securities	$305	$1	$—	$306
Mortgage-backed securities issued by GSE	17,940	199	7	18,132
States and political subdivisions	1,977	91	145	1,923
Non-agency residential mortgage-backed securities	423	—	55	368
Other securities	7	—	—	7
Covered securities	1,240	343	6	1,577
Total securities available for sale	$21,892	$634	$213	$22,313

Securities held to maturity:
GSE securities	$500	$—	$—	$500
Mortgage-backed securities issued by GSE	13,028	32	23	13,037
States and political subdivisions	35	—	2	33
Other securities	531	1	4	528
Total securities held to maturity	$14,094	$33	$29	$14,098

As of September 30, 2012, the fair value of covered securities included $1.3 billion of non-agency residential mortgage-backed securities and $328 million of municipal securities. As of December 31, 2011, the fair value of covered securities included $1.3 billion of non-agency residential mortgage-backed securities and $326 million of municipal securities. All covered securities are subject to loss sharing agreements with the FDIC.

At September 30, 2012 and December 31, 2011, securities with carrying values of approximately $12.9 billion and $15.5 billion, respectively, were pledged to secure municipal deposits, securities sold under agreements to repurchase, other borrowings, and for other purposes as required or permitted by law.

BB&T had certain investments in marketable debt securities and mortgage-backed securities issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) that exceeded ten percent of shareholders’ equity at September 30, 2012. The Fannie Mae investments had total amortized cost and fair value of $10.6 billion and $10.8 billion, respectively. The Freddie Mac investments had total amortized cost and fair value of $8.3 billion.

The gross realized gains and losses are reflected in the following table:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012		2011	2012	2011

	(Dollars in millions)
Gross gains	$1	$	―	$1	$38
Gross losses	―		―	(4)	(1)
Net realized gains (losses)	$1	$	―	$(3)	$37

The following table reflects changes in credit losses on other-than-temporarily impaired securities, which was primarily non-agency residential mortgage-backed securities, where a portion of the unrealized loss was recognized in other comprehensive income during the three and nine months ended September 30, 2012 and 2011. Other-than-temporary impairment (“OTTI”) of $4 million related to covered securities during the nine months ended September 30, 2012 is not reflected in this table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

	(Dollars in millions)
Balance at beginning of period	$113	$63	$130	$30
Credit losses on securities for which OTTI was previously recognized	2	39	5	78
Reductions for securities sold/settled during the period	(4)	(2)	(24)	(8)
Balance at end of period	$111	$100	$111	$100

The amortized cost and estimated fair value of the debt securities portfolio at September 30, 2012, by contractual maturity, are shown in the accompanying table. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay the underlying mortgage loans with or without prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
September 30, 2012	Cost	Value	Cost	Value

	(Dollars in millions)
Due in one year or less	$144	$144	$1	$1
Due after one year through five years	200	204	―	―
Due after five years through ten years	657	698	1,323	1,326
Due after ten years	22,124	23,052	11,816	12,118
Total debt securities	$23,125	$24,098	$13,140	$13,445

The following tables reflect the gross unrealized losses and fair values of BB&T’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2012	Value	Losses	Value	Losses	Value	Losses

	(Dollars in millions)
Securities available for sale:
Mortgage-backed securities issued by GSE	$1,040	$3	$339	$1	$1,379	$4
States and political subdivisions	18	—	513	100	531	100
Non-agency residential mortgage-backed securities	—	—	146	11	146	11
Total	$1,058	$3	$998	$112	$2,056	$115

Securities held to maturity:
GSE securities	$299	$1	$—	$—	$299	$1
Mortgage-backed securities issued by GSE	836	—	193	1	1,029	1
States and political subdivisions	23	1	3	—	26	1
Other securities	397	5	57	—	454	5
Total	$1,555	$7	$253	$1	$1,808	$8

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011	Value	Losses	Value	Losses	Value	Losses

	(Dollars in millions)
Securities available for sale:
Mortgage-backed securities issued by GSE	$3,098	$7	$—	$—	$3,098	$7
States and political subdivisions	16	3	702	142	718	145
Non-agency residential mortgage-backed securities	—	—	368	55	368	55
Covered securities	29	6	—	—	29	6
Total	$3,143	$16	$1,070	$197	$4,213	$213

Securities held to maturity:
Mortgage-backed securities issued by GSE	$7,770	$23	$—	$—	$7,770	$23
States and political subdivisions	33	2	—	—	33	2
Other securities	207	4	—	—	207	4
Total	$8,010	$29	$—	$—	$8,010	$29

BB&T conducts periodic reviews to identify and evaluate each investment with an unrealized loss for other-than-temporary impairment. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in accumulated other comprehensive income for available-for-sale securities.

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
11

•	The seniority of the security;
•	Whether dividends have been reduced or eliminated, or scheduled interest payments on debt securities have not been made; and
•	Any other relevant available information.

To the extent that BB&T does not intend to sell the security and it is more likely than not that BB&T will not be required to sell the security prior to recovery, the credit component of the unrealized loss is recognized in earnings and the non-credit component is recognized in accumulated other comprehensive income. In making this determination, BB&T considers its expected liquidity and capital needs, including its asset/liability management needs, forecasts, strategies and other relevant information.

BB&T uses cash flow modeling to evaluate non-agency residential mortgage-backed securities in an unrealized loss position for potential credit impairment. These models give consideration to long-term macroeconomic factors applied to current security default rates, prepayment rates and recovery rates and security-level performance. At September 30, 2012, four non-agency residential mortgage-backed securities with an unrealized loss were below investment grade. None of the unrealized losses were significant.

At September 30, 2012, $88 million of unrealized loss on municipal securities was the result of fair value hedge basis adjustments that are a component of amortized cost. Municipal securities in an unrealized loss position are evaluated for credit impairment through a qualitative analysis of issuer performance and the primary source of repayment. The evaluation of municipal securities indicated there were no credit losses evident.

NOTE 3. Loans and Leases

The following table provides a breakdown of BB&T’s loan portfolio:

		September 30,	December 31,
		2012	2011

		(Dollars in millions)
	Loans and leases, net of unearned income:
	Commercial:
	Commercial and industrial	$38,012	$36,415
	Commercial real estate - other	10,913	10,689
	Commercial real estate - residential ADC (1)	1,454	2,061
	Direct retail lending	15,710	14,506
	Sales finance	7,723	7,401
	Revolving credit	2,291	2,212
	Residential mortgage	24,293	20,581
	Other lending subsidiaries	10,056	8,737
	Total loans and leases held for investment (excluding covered loans)	110,452	102,602
	Covered	3,688	4,867
	Total loans and leases held for investment	114,140	107,469
	Loans held for sale	3,467	3,736
	Total loans and leases	$117,607	$111,205

(1)	Commercial real estate - residential ADC represents residential acquisition, development and construction loans.

Changes in the carrying amount and accretable yield for purchased impaired and nonimpaired loans accounted for under the accretion method were as follows:

	Nine Months Ended September 30, 2012				Year Ended December 31, 2011
	Purchased Impaired		Purchased Nonimpaired		Purchased Impaired		Purchased Nonimpaired
		Carrying		Carrying		Carrying		Carrying
	Accretable	Amount	Accretable	Amount	Accretable	Amount	Accretable	Amount
	Yield	of Loans	Yield	of Loans	Yield	of Loans	Yield	of Loans

	(Dollars in millions)
Balance at beginning of period	$521	$2,124	$1,239	$2,782	$835	$2,858	$1,611	$3,394
Accretion	(177)	177	(429)	429	(359)	359	(706)	706
Payments received, net	―	(736)	―	(1,061)	―	(1,093)	―	(1,318)
Other, net	(107)	―	(26)	―	45	―	334	―
Balance at end of period	$237	$1,565	$784	$2,150	$521	$2,124	$1,239	$2,782

The outstanding unpaid principal balance for all purchased impaired loans as of September 30, 2012 and December 31, 2011 was $2.3 billion and $3.3 billion, respectively. The outstanding unpaid principal balance for all purchased nonimpaired loans as of September 30, 2012 and December 31, 2011 was $2.9 billion and $3.9 billion, respectively.

At September 30, 2012 and December 31, 2011, none of the purchased loans were classified as nonperforming assets. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased loans. The allowance for loan losses related to the purchased loans results from decreased expectations of future cash flows due to increased credit losses for certain acquired loan pools.

The following table provides a summary of BB&T’s nonperforming assets and loans 90 days or more past due and still accruing:

		September 30,	December 31,
		2012	2011

		(Dollars in millions)

	Nonaccrual loans and leases held for investment	$1,540	$1,872
	Foreclosed real estate (1)	139	536
	Other foreclosed property	39	42
	Total nonperforming assets (excluding covered assets) (1)	$1,718	$2,450
	Loans 90 days or more past due and still accruing (excluding covered loans) (2)(3)(4)	$152	$202

(1)	Excludes foreclosed real estate totaling $289 million and $378 million as of September 30, 2012 and December 31, 2011, respectively, that is covered by FDIC loss sharing agreements.
(2)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase totaling $499 million and $426 million as of September 30, 2012 and December 31, 2011, respectively.
(3)	Excludes loans 90 days or more past due that are covered by FDIC loss sharing agreements totaling $476 million and $736 million as of September 30, 2012 and December 31, 2011, respectively.
(4)	Excludes mortgage loans 90 days or more past due that are government guaranteed totaling $233 million and $206 million as of September 30, 2012 and December 31, 2011, respectively.

The following table provides a summary of loans that continue to accrue interest under restructured terms ("performing restructurings") and restructured loans that have been placed in nonaccrual status ("nonperforming restructurings''):

		September 30,	December 31,
		2012	2011

		(Dollars in millions)
	Performing restructurings:
	Commercial:
	Commercial and industrial	$66	$74
	Commercial real estate - other	75	117
	Commercial real estate - residential ADC	25	44
	Direct retail lending	120	146
	Sales finance	7	8
	Revolving credit	58	62
	Residential mortgage (1)(2)	646	608
	Other lending subsidiaries	77	50
	Total performing restructurings (1)(2)	1,074	1,109
	Nonperforming restructurings (3)	225	280
	Total restructurings (1)(2)(3)(4)	$1,299	$1,389

(1)	Excludes restructured mortgage loans held for investment that are government guaranteed totaling $272 million and $232 million at September 30, 2012 and December 31, 2011, respectively.
(2)	Excludes restructured mortgage loans held for sale that are government guaranteed totaling $3 million and $4 million at September 30, 2012 and December 31, 2011, respectively.
(3)	Nonperforming restructurings are included in nonaccrual loan disclosures.
(4)	All restructurings are considered impaired. The allowance for loan and lease losses attributable to these restructured loans totaled $254 million and $266 million at September 30, 2012 and December 31, 2011, respectively.

Commitments to lend additional funds to clients with loans whose terms have been modified in restructurings was immaterial at September 30, 2012 and December 31, 2011.
14

NOTE 4. Allowance for Credit Losses

An analysis of the allowance for credit losses is presented in the following tables:

	Beginning	Charge-			Ending
Three Months Ended September 30, 2012	Balance	Offs	Recoveries	Provision	Balance

	(Dollars in millions)
Commercial:
Commercial and industrial	$525	$(84)	$4	$96	$541
Commercial real estate - other	305	(40)	3	(30)	238
Commercial real estate - residential ADC	157	(35)	2	(23)	101
Other lending subsidiaries	13	(1)	1	1	14

Retail:
Direct retail lending	283	(57)	9	46	281
Revolving credit	90	(20)	5	24	99
Residential mortgage	309	(35)	―	25	299
Sales finance	25	(5)	2	6	28
Other lending subsidiaries	200	(57)	5	85	233

Covered	139	(2)	―	―	137

Unallocated	80	―	―	―	80
Allowance for loan and lease losses	2,126	(336)	31	230	2,051
Reserve for unfunded lending commitments	31	―	―	14	45
Allowance for credit losses	$2,157	$(336)	$31	$244	$2,096

	Beginning	Charge-			Ending
Three Months Ended September 30, 2011	Balance	Offs	Recoveries	Provision	Balance

	(Dollars in millions)
Commercial:
Commercial and industrial	$474	$(102)	$9	$55	$436
Commercial real estate - other	462	(64)	6	26	430
Commercial real estate - residential ADC	382	(61)	9	(2)	328
Other lending subsidiaries	13	(2)	1	1	13

Retail:
Direct retail lending	233	(74)	10	51	220
Revolving credit	103	(23)	4	21	105
Residential mortgage	347	(41)	1	57	364
Sales finance	42	(7)	2	2	39
Other lending subsidiaries	171	(40)	6	40	177

Covered	159	(53)	―	7	113

Unallocated	130	―	―	―	130
Allowance for loan and lease losses	2,516	(467)	48	258	2,355
Reserve for unfunded lending commitments	59	―	―	(8)	51
Allowance for credit losses	$2,575	$(467)	$48	$250	$2,406

	Beginning	Charge-			Ending
Nine Months Ended September 30, 2012	Balance	Offs	Recoveries	Provision	Balance

	(Dollars in millions)
Commercial:
Commercial and industrial	$433	$(239)	$12	$335	$541
Commercial real estate - other	334	(164)	9	59	238
Commercial real estate - residential ADC	286	(163)	33	(55)	101
Other lending subsidiaries	11	(7)	2	8	14

Retail:
Direct retail lending	232	(170)	27	192	281
Revolving credit	112	(62)	14	35	99
Residential mortgage	365	(107)	2	39	299
Sales finance	38	(19)	7	2	28
Other lending subsidiaries	186	(158)	18	187	233

Covered	149	(29)	―	17	137

Unallocated	110	―	―	(30)	80
Allowance for loan and lease losses	2,256	(1,118)	124	789	2,051
Reserve for unfunded lending commitments	29	―	―	16	45
Allowance for credit losses	$2,285	$(1,118)	$124	$805	$2,096

	Beginning	Charge-			Ending
Nine Months Ended September 30, 2011	Balance	Offs	Recoveries	Provision	Balance

	(Dollars in millions)
Commercial:
Commercial and industrial	$621	$(242)	$22	$35	$436
Commercial real estate - other	446	(213)	15	182	430
Commercial real estate - residential ADC	469	(210)	20	49	328
Other lending subsidiaries	21	(6)	3	(5)	13

Retail:
Direct retail lending	246	(218)	27	165	220
Revolving credit	109	(74)	14	56	105
Residential mortgage	298	(224)	3	287	364
Sales finance	47	(24)	7	9	39
Other lending subsidiaries	177	(131)	17	114	177

Covered	144	(53)	―	22	113

Unallocated	130	―	―	―	130
Allowance for loan and lease losses	2,708	(1,395)	128	914	2,355
Reserve for unfunded lending commitments	47	―	―	4	51
Allowance for credit losses	$2,755	$(1,395)	$128	$918	$2,406

The following tables provide a breakdown of the allowance for loan and lease losses and the recorded investment in loans based on the method for determining the allowance:

	Allowance for Loan and Lease Losses
			Loans
			Acquired
	Individually	Collectively	With
	Evaluated	Evaluated	Deteriorated
	for	for	Credit
September 30, 2012	Impairment	Impairment	Quality	Total

	(Dollars in millions)
Commercial:
Commercial and industrial	$76	$465	$ ―	$541
Commercial real estate - other	42	196	―	238
Commercial real estate - residential ADC	27	74	―	101
Other lending subsidiaries	1	13	―	14

Retail:
Direct retail lending	31	250	―	281
Revolving credit	25	74	―	99
Residential mortgage	121	178	―	299
Sales finance	1	27	―	28
Other lending subsidiaries	42	191	―	233

Covered	―	49	88	137

Unallocated	―	80	―	80
Total	$366	$1,597	$88	$2,051

	Loans and Leases
			Loans
			Acquired
	Individually	Collectively	With
	Evaluated	Evaluated	Deteriorated
	for	for	Credit
September 30, 2012	Impairment	Impairment	Quality	Total

	(Dollars in millions)
Commercial:
Commercial and industrial	$667	$37,345	$ ―	$38,012
Commercial real estate - other	366	10,547	―	10,913
Commercial real estate - residential ADC	233	1,221	―	1,454
Other lending subsidiaries	4	4,111	―	4,115

Retail:
Direct retail lending	158	15,551	1	15,710
Revolving credit	58	2,233	―	2,291
Residential mortgage	1,004	23,289	―	24,293
Sales finance	11	7,712	―	7,723
Other lending subsidiaries	84	5,857	―	5,941

Covered	―	2,124	1,564	3,688
Total	$2,585	$109,990	$1,565	$114,140

	Allowance for Loan and Lease Losses
			Loans
			Acquired
	Individually	Collectively	With
	Evaluated	Evaluated	Deteriorated
	for	for	Credit
December 31, 2011	Impairment	Impairment	Quality	Total

	(Dollars in millions)
Commercial:
Commercial and industrial	$77	$356	$ ―	$433
Commercial real estate - other	69	265	―	334
Commercial real estate - residential ADC	50	236	―	286
Other lending subsidiaries	1	10	―	11

Retail:
Direct retail lending	35	197	―	232
Revolving credit	27	85	―	112
Residential mortgage	152	213	―	365
Sales finance	1	37	―	38
Other lending subsidiaries	20	166	―	186

Covered	―	36	113	149

Unallocated	―	110	―	110
Total	$432	$1,711	$113	$2,256

	Loans and Leases
			Loans
			Acquired
	Individually	Collectively	With
	Evaluated	Evaluated	Deteriorated
	for	for	Credit
December 31, 2011	Impairment	Impairment	Quality	Total

	(Dollars in millions)
Commercial:
Commercial and industrial	$656	$35,759	$ ―	$36,415
Commercial real estate - other	511	10,178	―	10,689
Commercial real estate - residential ADC	420	1,641	―	2,061
Other lending subsidiaries	5	3,621	―	3,626

Retail:
Direct retail lending	165	14,339	2	14,506
Revolving credit	62	2,150	―	2,212
Residential mortgage	931	19,650	―	20,581
Sales finance	10	7,391	―	7,401
Other lending subsidiaries	49	5,062	―	5,111

Covered	―	2,745	2,122	4,867
Total	$2,809	$102,536	$2,124	$107,469

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

The following tables illustrate the credit quality indicators associated with loans and leases held for investment. Covered loans are excluded from this analysis because their related allowance is determined by loan pool performance due to the application of the accretion method.

			Commercial
		Commercial	Real Estate -	Other
	Commercial	Real Estate -	Residential	Lending
September 30, 2012	& Industrial	Other	ADC	Subsidiaries

	(Dollars in millions)
Commercial:
Pass	$35,603	$9,450	$945	$4,078
Special mention	201	101	26	6
Substandard - performing	1,611	1,103	279	27
Nonperforming	597	259	204	4
Total	$38,012	$10,913	$1,454	$4,115

	Direct Retail	Revolving	Residential	Sales	Other Lending
	Lending	Credit	Mortgage	Finance	Subsidiaries

	(Dollars in millions)
Retail:
Performing	$15,576	$2,291	$24,027	$7,716	$5,872
Nonperforming	134	―	266	7	69
Total	$15,710	$2,291	$24,293	$7,723	$5,941

			Commercial
		Commercial	Real Estate -	Other
	Commercial	Real Estate -	Residential	Lending
December 31, 2011	& Industrial	Other	ADC	Subsidiaries

	(Dollars in millions)
Commercial:
Pass	$33,497	$8,568	$1,085	$3,578
Special mention	488	234	60	5
Substandard - performing	1,848	1,493	540	35
Nonperforming	582	394	376	8
Total	$36,415	$10,689	$2,061	$3,626

	Direct Retail	Revolving	Residential	Sales	Other Lending
	Lending	Credit	Mortgage	Finance	Subsidiaries

	(Dollars in millions)
Retail:
Performing	$14,364	$2,212	$20,273	$7,394	$5,056
Nonperforming	142	―	308	7	55
Total	$14,506	$2,212	$20,581	$7,401	$5,111

The following tables represent aging analyses of BB&T's past due loans and leases held for investment. Covered loans have been excluded from this aging analysis because they are covered by FDIC loss sharing agreements, and their related allowance is determined by loan pool performance due to the application of the accretion method.

	Accruing Loans and Leases
			90 Days Or	Nonaccrual	Total Loans And
		30-89 Days	More Past	Loans And	Leases, Excluding
September 30, 2012	Current	Past Due	Due	Leases	Covered Loans

	(Dollars in millions)
Commercial:
Commercial and industrial	$37,373	$41	$1	$597	$38,012
Commercial real estate - other	10,645	9	―	259	10,913
Commercial real estate - residential ADC	1,242	8	―	204	1,454
Other lending subsidiaries	4,082	25	4	4	4,115

Retail:
Direct retail lending	15,399	136	41	134	15,710
Revolving credit	2,256	21	14	―	2,291
Residential mortgage (1)	22,627	585	310	266	23,788
Sales finance	7,652	53	11	7	7,723
Other lending subsidiaries	5,637	234	1	69	5,941
Total (1)	$106,913	$1,112	$382	$1,540	$109,947

		Accruing Loans and Leases
				90 Days Or	Nonaccrual	Total Loans And
			30-89 Days	More Past	Loans And	Leases, Excluding
	December 31, 2011	Current	Past Due	Due	Leases	Covered Loans

		(Dollars in millions)
	Commercial:
	Commercial and industrial	$35,746	$85	$2	$582	$36,415
	Commercial real estate - other	10,273	22	―	394	10,689
	Commercial real estate - residential ADC	1,671	14	―	376	2,061
	Other lending subsidiaries	3,589	25	4	8	3,626

	Retail:
	Direct retail lending	14,146	162	56	142	14,506
	Revolving credit	2,173	22	17	―	2,212
	Residential mortgage (1)	19,442	524	307	308	20,581
	Sales finance	7,301	75	18	7	7,401
	Other lending subsidiaries	4,807	248	1	55	5,111
	Total (1)	$99,148	$1,177	$405	$1,872	$102,602

(1)	Residential mortgage loans include $84 million and $81 million in government guaranteed loans 30-89 days past due, and $230 million and $203 million in government guaranteed loans 90 days or more past due as of September 30, 2012 and December 31, 2011, respectively. Residential mortgage loans exclude $6 million and $499 million in loans guaranteed by GNMA that BB&T has the option, but not the obligation, to repurchase, which are past due 30-89 days and 90 days or more, respectively, at September 30, 2012.

The following tables set forth certain information regarding BB&T's impaired loans, excluding acquired impaired loans and loans held for sale, that were evaluated for specific reserves.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As Of / For The Nine Months Ended September 30, 2012	Investment	Balance	Allowance	Investment	Recognized

	(Dollars in millions)
With No Related Allowance Recorded:
Commercial:
Commercial and industrial	$127	$230	$ ―	$119	$ ―
Commercial real estate - other	63	110	―	86	―
Commercial real estate - residential ADC	84	198	―	113	―

Retail:
Direct retail lending	19	73	―	19	1
Residential mortgage (1)	93	158	―	74	1
Sales finance	1	2	―	1	―
Other lending subsidiaries	2	5	―	3	―

With An Allowance Recorded:
Commercial:
Commercial and industrial	540	563	76	539	2
Commercial real estate - other	303	309	42	322	4
Commercial real estate - residential ADC	149	159	27	196	1
Other lending subsidiaries	4	4	1	6	―

Retail:
Direct retail lending	139	147	31	137	6
Revolving credit	58	57	25	60	2
Residential mortgage (1)	639	654	100	648	21
Sales finance	10	10	1	13	―
Other lending subsidiaries	82	85	42	59	1
Total (1)	$2,313	$2,764	$345	$2,395	$39

			Unpaid		Average	Interest
		Recorded	Principal	Related	Recorded	Income
	As Of / For The Year Ended December 31, 2011	Investment	Balance	Allowance	Investment	Recognized
		(Dollars in millions)

	With No Related Allowance Recorded:
	Commercial:
	Commercial and industrial	$114	$196	$ ―	$153	$ ―
	Commercial real estate - other	102	163	―	142	―
	Commercial real estate - residential ADC	153	289	―	187	―

	Retail:
	Direct retail lending	19	74	―	23	1
	Residential mortgage (1)	46	85	―	31	1
	Sales finance	1	1	―	1	―
	Other lending subsidiaries	2	4	―	1	―

	With An Allowance Recorded:
	Commercial:
	Commercial and industrial	542	552	77	482	4
	Commercial real estate - other	409	433	69	466	7
	Commercial real estate - residential ADC	267	298	50	360	4
	Other lending subsidiaries	5	5	1	4	―

	Retail:
	Direct retail lending	146	153	35	148	9
	Revolving credit	62	61	27	62	3
	Residential mortgage (1)	653	674	125	627	28
	Sales finance	9	10	1	6	―
	Other lending subsidiaries	47	50	20	35	2
	Total (1)	$2,577	$3,048	$405	$2,728	$59

(1)	Residential mortgage loans exclude $272 million and $232 million in government guaranteed loans and related allowance of $21 million and $27 million as of September 30, 2012 and December 31, 2011, respectively.

The following tables provide a summary of the primary reason loan modifications were classified as restructurings and their estimated impact on the allowance for loan and lease losses:

	Three Months Ended September 30,
	2012			2011
	Types of			Types of
	Modifications (1)		Impact To	Modifications (1)		Impact To
	Rate (2)	Structure	Allowance	Rate (2)	Structure	Allowance

	(Dollars in millions)
Commercial:
Commercial and industrial	$8	$12	$ ―	$5	$9	$1
Commercial real estate - other	5	26	―	9	22	2
Commercial real estate - residential ADC	3	3	―	7	14	1
Other lending subsidiaries	―	―	―	1	1	―

Retail:
Direct retail lending	15	6	3	10	1	2
Revolving credit	8	―	1	10	―	2
Residential mortgage	10	18	2	23	2	2
Sales finance	1	―	―	2	―	―
Other lending subsidiaries	19	―	9	8	2	4

		Nine Months Ended September 30,
		2012			2011
		Types of			Types of
		Modifications (1)		Impact To	Modifications (1)		Impact To
		Rate (2)	Structure	Allowance	Rate (2)	Structure	Allowance

		(Dollars in millions)
	Commercial:
	Commercial and industrial	$22	$51	$ ―	$26	$36	$3
	Commercial real estate - other	35	40	―	35	45	5
	Commercial real estate - residential ADC	25	24	(2)	23	37	8
	Other lending subsidiaries	―	―	―	1	1	―

	Retail:
	Direct retail lending	31	12	6	42	4	7
	Revolving credit	23	―	4	31	―	6
	Residential mortgage	92	64	11	77	7	10
	Sales finance	4	―	―	4	3	1
	Other lending subsidiaries	48	2	17	30	5	12

(1)	Includes modifications made to existing restructurings, as well as new modifications that are considered restructurings. Balances represent the recorded investment as of the end of the period in which the modification was made.
(2)	Includes restructurings made with a below market interest rate that also includes a modification of loan structure.

Charge-offs recorded at the modification date were $12 million and $6 million for the three months ended September 30, 2012 and September 30, 2011, respectively. The forgiveness of principal or interest for restructurings recorded during the three months ended September 30, 2012 and September 30, 2011 was immaterial.

Charge-offs recorded at the modification date were $21 million and $29 million for the nine months ended September 30, 2012 and September 30, 2011, respectively. The forgiveness of principal or interest for restructurings recorded during the nine months ended September 30, 2012 and September 30, 2011 was immaterial.

The following table summarizes the pre-default balance for modifications that experienced a payment default that had been classified as restructurings during the previous 12 months. BB&T defines payment default as movement of the restructuring to nonaccrual status, foreclosure or charge-off, whichever occurs first.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012		2011	2012	2011

	(Dollars in millions)
Commercial:
Commercial and industrial	$	―	$5	$4	$38
Commercial real estate - other		1	4	6	79
Commercial real estate - residential ADC		1	11	13	73

Retail:
Direct retail lending		3	1	7	14
Revolving credit		3	3	9	11
Residential mortgage		6	5	30	23
Sales finance		―	―	―	1
Other lending subsidiaries		5	2	8	4
23

NOTE 5. Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill attributable to each of BB&T’s operating segments is reflected in the table below. To date, there have been no goodwill impairments recorded by BB&T.

		Residential	Dealer
	Community	Mortgage	Financial	Specialized	Insurance	Financial
	Banking	Banking	Services	Lending	Services	Services	Total

	(Dollars in millions)
Balance, January 1, 2012	$4,542	$7	$111	$94	$1,132	$192	$6,078
Acquisitions	293	―	―	―	346	―	639
Contingent consideration	―	―	―	―	2	―	2
Other adjustments	―	―	―	―	(1)	―	(1)
Balance, September 30, 2012	$4,835	$7	$111	$94	$1,479	$192	$6,718

The following table presents the gross carrying amounts and accumulated amortization for BB&T’s identifiable intangible assets subject to amortization:

		September 30, 2012			December 31, 2011
		Gross		Net	Gross		Net
		Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
		Amount	Amortization	Amount	Amount	Amortization	Amount

		(Dollars in millions)
	Identifiable intangible assets:
	Core deposit intangibles	$688	$(513)	$175	$626	$(484)	$142
	Other (1)	1,081	(538)	543	787	(485)	302
	Totals	$1,769	$(1,051)	$718	$1,413	$(969)	$444

(1)	Other identifiable intangibles are primarily customer relationship intangibles.

During the second quarter of 2012, BB&T acquired the life and property and casualty insurance divisions of Crump Group Inc. The changes in Insurance Services goodwill and other identifiable intangibles were primarily the result of this acquisition, although the final purchase accounting has not been completed.

On July 31, 2012, BB&T completed the acquisition of Fort Lauderdale, Florida-based BankAtlantic. BB&T acquired approximately $1.8 billion in loans and assumed approximately $3.5 billion in deposits. BB&T also assumed the seller’s obligations with respect to outstanding trust preferred securities, with an aggregate principal balance of $285 million. In exchange for the assumption of these liabilities, BB&T received a 95% preferred interest in a newly established LLC, which holds a pool of loans and other net assets. BankAtlantic Bancorp also provided BB&T with an incremental $35 million guarantee to further assure BB&T’s recovery of the $285 million. The LLC’s assets will be monetized over time and once BB&T has recovered $285 million in preference amount from the LLC plus a defined return, BB&T’s interest in the LLC will terminate. The net purchase price received, excluding cash held by BankAtlantic, was $45 million, which consisted of net liabilities assumed less a deposit premium of $316 million. The changes in Community Banking goodwill and core deposit intangibles were primarily the result of this acquisition, although the final purchase accounting has not been completed.

NOTE 6. Loan Servicing

Residential Mortgage Banking Activities

The following tables summarize residential mortgage banking activities for the periods presented:

		September 30,	December 31,
		2012	2011

		(Dollars in millions)
	Mortgage loans managed or securitized (1)	$29,809	$26,559
	Less: Loans securitized and transferred to securities available for sale	4	4
	Loans held for sale	3,321	3,394
	Covered mortgage loans	1,106	1,264
	Mortgage loans sold with recourse	1,085	1,316
	Mortgage loans held for investment	$24,293	$20,581
	Mortgage loans on nonaccrual status	$266	$308
	Mortgage loans 90 days or more past due and still accruing interest (2)	80	104
	Mortgage loans net charge-offs - year to date	105	264
	Unpaid principal balance of residential mortgage loans servicing portfolio	99,537	91,640
	Unpaid principal balance of residential mortgage loans serviced for others	72,343	67,066
	Maximum recourse exposure from mortgage loans sold with recourse liability	466	522
	Recorded reserves related to recourse exposure	13	6
	Repurchase reserves for mortgage loan sales to GSEs	58	29

(1)	Balances exclude loans serviced for others with no other continuing involvement.
(2)	Includes amounts related to residential mortgage loans held for sale and excludes amounts related to government guaranteed loans and covered mortgage loans. Refer to Loans and Leases Note for additional disclosures related to past due government guaranteed loans.

	As of / For the
	Nine Months Ended September 30,
	2012	2011

	(Dollars in millions)
Unpaid principal balance of residential mortgage loans sold from the held for
sale portfolio	$18,680	$11,961
Pre-tax gains recognized on mortgage loans sold and held for sale	380	109
Servicing fees recognized from mortgage loans serviced for others	182	179
Approximate weighted average servicing fee of the outstanding balance of
residential mortgage loans serviced for others	0.32%	0.34%
Weighted average coupon interest rate on mortgage loans serviced for others	4.71	5.10

The unpaid principal balances of BB&T’s total residential mortgage loans serviced for others consist primarily of agency conforming fixed-rate mortgage loans. Mortgage loans serviced for others are not included in loans and leases on the accompanying Consolidated Balance Sheets.

During the nine months ended September 30, 2012 and 2011, BB&T sold residential mortgage loans from the held for sale portfolio and recognized pre-tax gains including marking loans held for sale to fair value and the impact of interest rate lock commitments. These gains are recorded in noninterest income as a component of mortgage banking income. BB&T retained the related mortgage servicing rights and receives servicing fees.

At September 30, 2012 and December 31, 2011, BB&T had residential mortgage loans sold with recourse liability. In the event of nonperformance by the borrower, BB&T has recourse exposure for these loans. At both September 30, 2012 and December 31, 2011, BB&T has recorded reserves related to these recourse exposures. Payments made to date have been immaterial.

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

		Residential Mortgage Servicing Rights
		Nine Months Ended September 30,
		2012	2011

		(Dollars in millions)
	Carrying value, January 1,	$563	$830
	Additions	195	165
	Increase (decrease) in fair value:
	Due to changes in valuation inputs or assumptions	(67)	(319)
	Other changes (1)	(128)	(103)
	Carrying value, September 30,	$563	$573

(1)	Represents the realization of expected net servicing cash flows, expected borrower payments and the passage of time.

During the nine months ended September 30, 2012, management revised its servicing costs assumptions in the valuation of residential mortgage servicing rights due to the expectation of higher costs that continue to impact the industry. The impact of these changes resulted in a $22 million reduction in the value of the residential mortgage servicing rights. The remainder of the net decrease is primarily due to the impact of an increase in discount rates, which is reflective of the current mortgage servicing rights market.

Refer to Note 14 for additional disclosures related to the assumptions and estimates used in determining the fair value of residential mortgage servicing rights. The sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% adverse changes in key economic assumptions is included in the accompanying table:

	Residential
	Mortgage Servicing Rights
	September 30, 2012

	(Dollars in millions)
Fair value of residential mortgage servicing rights	$563
Composition of residential loans serviced for others:
Fixed-rate mortgage loans	99%
Adjustable-rate mortgage loans	1
Total	100%
Weighted average life	3.9	yrs

Prepayment speed	19.6%
Effect on fair value of a 10% increase	$(35)
Effect on fair value of a 20% increase	(66)

Weighted average discount rate	10.6%
Effect on fair value of a 10% increase	$(19)
Effect on fair value of a 20% increase	(37)

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the above table, the effect of an adverse variation in a particular assumption on the fair value of the mortgage servicing rights is calculated without changing any other assumption; while in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which may magnify or counteract the effect of the change.

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

	September 30,	December 31,
	2012	2011

	(Dollars in millions)
Unpaid principal balance of commercial real estate mortgages serviced for others	$25,982	$25,367
Commercial real estate mortgages serviced for others covered by recourse provisions	4,847	4,520
Maximum recourse exposure from commercial real estate mortgages
sold with recourse liability	1,327	1,226
Recorded reserves related to recourse exposure	14	15
Originated commercial real estate mortgages during the period - year to date	3,342	4,803

NOTE 7. Deposits

A summary of BB&T’s deposits is presented in the accompanying table:

	September 30,	December 31,
	2012	2011

	(Dollars in millions)
Noninterest-bearing deposits	$30,810	$25,684
Interest checking	20,182	20,701
Money market and savings	48,099	44,618
Certificates and other time deposits	30,927	33,899
Foreign office deposits - interest-bearing	―	37
Total deposits	$130,018	$124,939

Time deposits $100,000 and greater	$18,291	$19,819
27

NOTE 8. Long-Term Debt

Long-term debt comprised the following:
		September 30,	December 31,
		2012	2011

		(Dollars in millions)
	BB&T Corporation:
	3.85% Senior Notes Due 2012	$ ―	$1,000
	3.38% Senior Notes Due 2013	500	500
	5.70% Senior Notes Due 2014	510	510
	2.05% Senior Notes Due 2014	700	700
	Floating Rate Senior Notes Due 2014 (1)	300	300
	3.95% Senior Notes Due 2016	499	499
	3.20% Senior Notes Due 2016	999	999
	2.15% Senior Notes Due 2017	748	―
	1.60% Senior Notes Due 2017	749	―
	6.85% Senior Notes Due 2019	539	538
	4.75% Subordinated Notes Due 2012 (2)	491	490
	5.20% Subordinated Notes Due 2015 (2)	933	933
	4.90% Subordinated Notes Due 2017 (2)	344	342
	5.25% Subordinated Notes Due 2019 (2)	586	586
	3.95% Subordinated Notes Due 2022 (2)	298	―

	Branch Bank:
	Floating Rate Subordinated Notes Due 2016 (2)(3)	350	350
	Floating Rate Subordinated Notes Due 2017 (2)(3)	262	262
	4.875% Subordinated Notes Due 2013 (2)	222	222
	5.625% Subordinated Notes Due 2016 (2)	386	386

	Federal Home Loan Bank Advances to Branch Bank: (4)
	Varying maturities to 2034	8,993	8,998

	Junior Subordinated Debt to Unconsolidated Trusts (5)	57	3,271

	Other Long-Term Debt	125	83

	Fair value hedge-related basis adjustments	630	834
	Total Long-Term Debt	$19,221	$21,803

(1)	These floating-rate senior notes are based on LIBOR and had an effective rate of 1.15% at September 30, 2012.
(2)	Subordinated notes that qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.
(3)	These floating-rate securities are based on LIBOR, but the majority of the cash flows have been swapped to a fixed rate. The effective rate paid on these securities including the effect of the swapped portion was 3.26% at September 30, 2012.
(4)	Certain of these advances have been swapped to floating rates from fixed rates and from fixed rates to floating rates. At September 30, 2012, the weighted average rate paid on these advances including the effect of the swapped portion was 3.58%, and the weighted average maturity was 7.1 years.
(5)	Securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations. Once notice of redemption has been given, they no longer qualify as Tier 1 capital.

During the second quarter of 2012, BB&T provided redemption notices to the holders of all its trust preferred securities to exercise certain early redemption provisions based on the terms of the respective trusts. BB&T revised the estimated life used to amortize the remaining debt issuance costs and related discounts or premiums, including fair value hedge adjustments, to end on the redemption date for each of the impacted debt securities. The redemptions, and the related retirement of the junior subordinated debt to unconsolidated trusts, were completed by the end of July 2012.

In connection with the acquisition of BankAtlantic, BB&T assumed $285 million in junior subordinated debt to unconsolidated trusts. BB&T redeemed $228 million of this debt prior to September 30, 2012.

NOTE 9. Shareholders’ Equity

Preferred Stock

On May 1, 2012, BB&T issued $575 million of Series D Non-Cumulative Perpetual Preferred Stock for net proceeds of $559 million. Dividends on the Series D Preferred Stock, if declared, accrue and are payable quarterly, in arrears, at a rate of 5.85% per annum. On July 31, 2012, BB&T issued $1.2 billion of Series E Non-Cumulative Perpetual Preferred Stock for net proceeds of $1.1 billion. Dividends on the Series E Preferred Stock, if declared, accrue and are payable quarterly, in arrears, at a rate of 5.625% per annum. For both issuances, BB&T issued depositary shares, each of which represents a fractional ownership interest in a share of Company’s preferred stock. The preferred stock has no stated maturity and redemption is solely at the option of the Company in whole, but not in part, upon the occurrence of a regulatory capital treatment event, as defined. In addition, the preferred stock may be redeemed in whole or in part, on any dividend payment date after five years from the date of issuance. Under current rules, any redemption of the preferred stock is subject to prior approval of the Federal Reserve Board. The preferred stock is not subject to any sinking fund or other obligations of the Corporation.

On October 31, 2012, BB&T issued $450 million of the Company’s Series F Non-Cumulative Perpetual Preferred Stock. Dividends on the Series F Preferred Stock, if declared, accrue and are payable quarterly, in arrears, at a rate of 5.20% per annum.

Equity-Based Plans

At September 30, 2012, BB&T has options, restricted shares and restricted share units outstanding from the following equity-based compensation plans: the 2012 Incentive Plan (“2012 Plan”), the 2004 Stock Incentive Plan (“2004 Plan”), the 1995 Omnibus Stock Incentive Plan (“Omnibus Plan”), the Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”), and a plan assumed from an acquired entity. BB&T’s shareholders have approved all equity-based compensation plans with the exception of the plan assumed from an acquired entity. As of September 30, 2012, the 2012 Plan is the only plan that has shares available for future grants. All of BB&T’s equity-based compensation plans allow for accelerated vesting of awards for holders who retire and have met all retirement eligibility requirements and in connection with certain other events.

BB&T measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. The following table presents the weighted average assumptions used:

	Nine Months Ended September 30,
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

The following table details the activity related to stock options awarded by BB&T:

		Wtd. Avg.
		Exercise
	Options	Price

Outstanding at January 1, 2012	45,384,554	$34.42
Granted	4,683,073	30.09
Exercised	(1,208,481)	23.56
Forfeited or expired	(3,258,133)	36.46
Outstanding at September 30, 2012	45,601,013	34.12
Exercisable at September 30, 2012	34,274,139	36.05
Exercisable and expected to vest at September 30, 2012	44,420,189	$34.27

The following table details the activity related to restricted shares and restricted share units awarded by BB&T:

		Wtd. Avg.
		Grant Date
	Shares/Units	Fair Value
Nonvested at January 1, 2012	13,462,630	$19.47
Granted	2,580,306	25.81
Vested	(1,652,869)	31.38
Forfeited	(277,376)	19.16
Nonvested at September 30, 2012	14,112,691	$19.24

NOTE 10. Accumulated Other Comprehensive Income (Loss)

The balances in accumulated other comprehensive income (loss) are shown in the following table:

	September 30, 2012			December 31, 2011
		Deferred	After-		Deferred	After-
	Pre-Tax	Tax Expense	Tax	Pre-Tax	Tax Expense	Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount

	(Dollars in millions)
Unrecognized net pension and postretirement
costs	$(932)	$(350)	$(582)	$(965)	$(362)	$(603)
Unrealized net gains (losses) on cash flow
hedges	(294)	(110)	(184)	(254)	(95)	(159)
Unrealized net gains (losses) on securities
available for sale	973	366	607	421	158	263
FDIC’s share of unrealized (gains) losses on
securities available for sale under loss
share agreements	(377)	(141)	(236)	(311)	(116)	(195)
Other, net	(30)	(16)	(14)	(37)	(18)	(19)
Total	$(660)	$(251)	$(409)	$(1,146)	$(433)	$(713)

As of September 30, 2012 and December 31, 2011, unrealized net losses on securities available for sale, excluding covered securities, included $11 million and $55 million, respectively, of pre-tax losses related to other-than-temporarily impaired non-agency residential mortgage-backed securities where a portion of the loss was recognized in net income.

NOTE 11. Income Taxes

The effective tax rates for the three and nine months ended September 30, 2012 were higher than the corresponding periods of 2011 primarily due to higher levels of pre-tax income, which is subject to the marginal tax rate.

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

NOTE 12. Benefit Plans

The following tables summarize the components of net periodic benefit cost recognized for BB&T’s pension plans for the periods presented:

	Qualified Plan		Nonqualified Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011

	(Dollars in millions)
Service cost	$28	$23	$2	$2
Interest cost	25	23	2	2
Estimated return on plan assets	(51)	(49)	―	―
Amortization and other	18	9	2	1
Net periodic benefit cost	$20	$6	$6	$5

	Qualified Plan		Nonqualified Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

	(Dollars in millions)
Service cost	$86	$76	$6	$5
Interest cost	74	69	7	7
Estimated return on plan assets	(149)	(147)	―	―
Amortization and other	52	22	4	3
Net periodic benefit cost	$63	$20	$17	$15

BB&T makes contributions to the qualified pension plan in amounts between the minimum required for funding standard accounts and the maximum amount deductible for federal income tax purposes. A discretionary contribution of $88 million was made in the third quarter of 2012. Management is considering additional contributions in 2012.

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

The following table presents a summary of certain commitments and contingencies:
	September 30,	December 31,
	2012	2011

	(Dollars in millions)
Letters of credit and financial guarantees written	$5,564	$6,095
Carrying amount of the liability for letter of credit guarantees	36	27

Investments related to affordable housing and historic building rehabilitation projects	1,113	1,159
Amount of future funding commitments included in investments related to affordable
housing and historic rehabilitation projects	365	394
Lending exposure to affordable housing projects	198	178
Outstanding loans included in lending exposure to affordable housing projects	86	76

Investments in private equity and similar investments	311	261
Future funding commitments to private equity and similar investments	159	129

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

BB&T invests in certain affordable housing and historic building rehabilitation projects throughout its market area as a means of supporting local communities, and receives tax credits related to these investments. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. Branch Bank typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. BB&T’s maximum risk exposure related to these investments is limited to its total investment and lending exposure.

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

Assets and liabilities measured at fair value on a recurring basis, including financial instruments for which BB&T has elected the Fair Value Option are summarized below:

		Fair Value Measurements for Assets and
		Liabilities Measured on a Recurring Basis
	9/30/2012	Level 1		Level 2	Level 3

		(Dollars in millions)
Assets:
Trading securities	$572		$209	$359		$4
Securities available for sale:
GSE securities	313		―	313		―
Mortgage-backed securities issued by GSE	19,871		―	19,871		―
States and political subdivisions	2,013		―	2,013		―
Non-agency residential mortgage-backed securities	319		―	319		―
Other securities	1		―	1		―
Covered securities	1,581		―	609		972
Loans held for sale	3,467		―	3,467		―
Residential mortgage servicing rights	563		―	―		563
Derivative assets: (1)
Interest rate contracts	1,676		―	1,548		128
Foreign exchange contracts	14		―	14		―
Private equity and similar investments (1)(2)	311		―	―		311
Total assets	$30,701		$209	$28,514		$1,978

Liabilities:
Derivative liabilities: (1)
Interest rate contracts	$1,728	$	―	$1,728	$	―
Foreign exchange contracts	9		―	9		―
Short-term borrowed funds (3)	179		―	179		―
Total liabilities	$1,916	$	―	$1,916	$	―

			Fair Value Measurements for Assets and
			Liabilities Measured on a Recurring Basis
		12/31/2011	Level 1		Level 2	Level 3

			(Dollars in millions)
	Assets:
	Trading securities	$534		$298	$235	$1
	Securities available for sale:
	GSE securities	306		―	306	―
	Mortgage-backed securities issued by GSE	18,132		―	18,132	―
	States and political subdivisions	1,923		―	1,923	―
	Non-agency residential mortgage-backed securities	368		―	368	―
	Other securities	7		6	1	―
	Covered securities	1,577		―	593	984
	Loans held for sale	3,736		―	3,736	―
	Residential mortgage servicing rights	563		―	―	563
	Derivative assets: (1)
	Interest rate contracts	1,518		1	1,457	60
	Foreign exchange contracts	7		―	7	―
	Private equity and similar investments (1)(2)	261		―	―	261
	Total assets	$28,932		$305	$26,758	$1,869

	Liabilities:
	Derivative liabilities: (1)
	Interest rate contracts	$1,498	$	―	$1,497	$1
	Foreign exchange contracts	8		―	8	―
	Short-term borrowed funds (3)	118		―	118	―
	Total liabilities	$1,624	$	―	$1,623	$1

(1)	These amounts are reflected in other assets and other liabilities on the Consolidated Balance Sheets.
(2)	Based on an analysis of the nature and risks of these investments, BB&T has determined that presenting these investments as a single class is appropriate.
(3)	Short-term borrowed funds reflect securities sold short positions.

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

GSE securities and Mortgage-backed securities issued by GSE: These are debt securities issued by U.S. government-sponsored entities. GSE pass-through securities are valued using market-based pricing matrices that are based on observable inputs including benchmark TBA security pricing and yield curves that were estimated based on U.S. Treasury yields and certain floating rate indices. The pricing matrices for these securities may also give consideration to pool-specific data supplied directly by the GSE. GSE collateralized mortgage obligations (“CMOs”) are valued using market-based pricing matrices that are based on observable inputs including offers, bids, reported trades, dealer quotes and market research reports, the characteristics of a specific tranche, market convention prepayment speeds and benchmark yield curves as described above.

States and political subdivisions: These securities are valued using market-based pricing matrices that are based on observable inputs including MSRB reported trades, issuer spreads, material event notices and benchmark yield curves.

Non-agency residential mortgage-backed securities: Pricing matrices for these securities are based on observable inputs including offers, bids, reported trades, dealer quotes and market research reports, the characteristics of a specific tranche, market convention prepayment speeds and benchmark yield curves as described above.

Other securities: These securities consist primarily of mutual funds and corporate bonds. These securities are valued based on a review of quoted market prices for assets as well as through the various other inputs discussed previously.

Covered securities: Covered securities are covered by FDIC loss sharing agreements and consist of re-remic non-agency mortgage-backed securities, municipal securities and non-agency mortgage-backed securities. The covered state and political subdivision securities and certain non-agency mortgage-backed securities are valued in a manner similar to the approach described above for these asset classes. The re-remic non-agency mortgage-backed securities, which are categorized as Level 3, were valued based on broker dealer quotes that reflected certain unobservable market inputs. Sensitivity to changes in the fair value of covered securities is significantly offset by changes in BB&T’s indemnification asset from the FDIC. Subject to certain restrictions, the terms of the loss sharing agreement associated with these re-remic non-agency mortgage-backed securities provide that Branch Bank will be reimbursed by the FDIC for 95% of any and all losses.

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

The tables below present reconciliations for Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements Using Significant Unobservable Inputs
				Residential Mortgage		Private Equity
			Covered	Servicing	Net	and Similar
Three Months Ended September 30, 2012	Trading		Securities	Rights	Derivatives	Investments

	(Dollars in millions)

Balance at July 1, 2012		$1	$982	$578	$68	$301
Total realized and unrealized gains or losses:
Included in earnings:
Interest income		―	13	―	―	―
Mortgage banking income		―	―	(76)	124	―
Other noninterest income		―	―	―	―	6
Included in unrealized net holding gains (losses) in other
comprehensive income (loss)		―	9	―	―	―
Purchases		3	―	―	―	12
Issuances		―	―	61	106	―
Sales		―	―	―	―	(7)
Settlements		―	(32)	―	(170)	(1)
Balance at September 30, 2012		$4	$972	$563	$128	$311

Change in unrealized gains (losses) included in
earnings for the period, attributable to assets
and liabilities still held at September 30, 2012	$	―	$13	$(29)	$128	$6

	Fair Value Measurements Using Significant Unobservable Inputs
				Residential Mortgage		Private Equity
			Covered	Servicing	Net	and Similar
Three Months Ended September 30, 2011	Trading		Securities	Rights	Derivatives	Investments

	(Dollars in millions)

Balance at July 1, 2011		$1	$1,063	$879	$3	$247
Total realized and unrealized gains or losses:
Included in earnings:
Interest income		―	11	―	―	―
Mortgage banking income		―	―	(345)	54	―
Other noninterest income		―	―	―	―	19
Included in unrealized net holding gains (losses) in other
comprehensive income (loss)		―	53	―	―	―
Purchases		5	―	―	―	34
Issuances		―	―	39	46	―
Sales		(2)	―	―	―	(19)
Settlements		―	(23)	―	(31)	(5)
Balance at September 30, 2011		$4	$1,104	$573	$72	$276

Change in unrealized gains (losses) included in
earnings for the period, attributable to assets
and liabilities still held at September 30, 2011	$	―	$11	$(299)	$72	$18

	Fair Value Measurements Using Significant Unobservable Inputs
				Residential Mortgage		Private Equity
			Covered	Servicing	Net	and Similar
Nine Months Ended September 30, 2012	Trading		Securities	Rights	Derivatives	Investments

	(Dollars in millions)
Balance at January 1, 2012		$1	$984	$563	$59	$261
Total realized and unrealized gains or losses:
Included in earnings:
Interest income		―	31	―	―	―
Mortgage banking income		―	―	(195)	309	―
Other noninterest income		―	―	―	―	10
Included in unrealized net holding gains (losses) in other
comprehensive income (loss)		―	49	―	―	―
Purchases		3	―	―	―	64
Issuances		―	―	195	244	―
Sales		―	―	―	―	(25)
Settlements		―	(92)	―	(484)	1
Balance at September 30, 2012		$4	$972	$563	$128	$311

Change in unrealized gains (losses) included in
earnings for the period, attributable to assets
and liabilities still held at September 30, 2012	$	―	$31	$(67)	$128	$13

	Fair Value Measurements Using Significant Unobservable Inputs
			States &				Residential Mortgage		Private Equity
			Political	Other		Covered	Servicing	Net	and Similar
Nine Months Ended September 30, 2011	Trading		Subdivisions	Securities		Securities	Rights	Derivatives	Investments

	(Dollars in millions)
Balance at January 1, 2011		$11	$119		$7	$954	$830	$(25)	$266
Total realized and unrealized gains or losses:
Included in earnings:
Interest income		―	―		―	37	―	―	―
Mortgage banking income		―	―		―	―	(422)	80	―
Other noninterest income		(3)	―		―	―	―	―	34
Included in unrealized net holding gains
(losses) in other comprehensive income (loss)		―	(9)		(1)	136	―	―	―
Purchases		7	―		―	―	―	―	46
Issuances		―	―		―	―	165	67	―
Sales		(11)	―		―	―	―	―	(55)
Settlements		―	(53)		(1)	(23)	―	(50)	(12)
Transfers into Level 3		―	―		―	―	―	―	1
Transfers out of Level 3		―	(57)		(5)	―	―	―	(4)
Balance at September 30, 2011		$4	$ ―	$	―	$1,104	$573	$72	$276

Change in unrealized gains (losses) included in
earnings for the period, attributable to assets
and liabilities still held at September 30, 2011	$	―	$ ―	$	―	$37	$(319)	$72	$30

BB&T’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of a reporting period. During the first nine months of 2012, BB&T did not have any material transfer of securities between levels in the fair value hierarchy. During the first nine months of 2011, transfers from Level 3 to Level 2 were the result of increased observable market activity for these securities. There were no gains or losses recognized as a result of the transfers of securities during the nine months ended 2011.

The net realized and unrealized gains (losses) reported for mortgage servicing rights assets includes adjustments decreasing the value $29 million and the realization of expected residential mortgage servicing rights cash flows by $47 million for the three months ended September 30, 2012. For the quarter ended September 30, 2011, the net realized and unrealized gains (losses) reported for mortgage servicing rights assets includes an adjustment decreasing the value $299 million and the realization of expected residential mortgage servicing rights cash flows by $46 million. BB&T uses various derivative financial instruments to mitigate the income statement effect of changes in fair value. During the three months ended September 30, 2012 and 2011, the derivative instruments produced gains of $49 million and $329 million, respectively, which offset the valuation adjustments recorded.

For the nine months ended September 30, 2012 and 2011, the net realized and unrealized gains (losses) reported for mortgage servicing rights assets includes adjustments decreasing the value $67 million and $319 million, respectively, and decreasing the value for the realization of expected residential mortgage servicing rights cash flows by $128 million and $103 million, respectively. The various derivative financial instruments used to mitigate the income statement effect of changes in fair value produced gains of $148 million and $349 million for the nine months ended September 30, 2012 and 2011, respectively, which offset the valuation adjustments recorded. Refer to Note 6 for a sensitivity analysis of the fair values of these servicing rights to an immediate 10% and 20% adverse change in key economic assumptions.

The majority of BB&T’s private equity and similar investments are in Small Business Investment Company (“SBIC”) qualified funds. The significant investment strategies for these funds primarily focus on equity and subordinated debt investments in privately-held middle market companies. The majority of these investments are not redeemable and distributions are received as the underlying assets of the funds liquidate. The timing of distributions, which are expected to occur on various dates through 2025, is uncertain and dependent on various events such as recapitalizations, refinance transactions and ownership changes among others. Excluding the investment of future funds, BB&T estimates these investments have a weighted average remaining life of approximately three years; however, the timing and amount of distributions may vary significantly. As of September 30, 2012, restrictions on the ability to sell the investments include, but are not limited to, consent of a majority member or general partner approval for transfer of ownership. BB&T’s investments are spread over numerous privately-held middle market companies, and thus the sensitivity to a change in fair value for any single investment is limited. The significant unobservable inputs for these investments are EBITDA multiples that ranged from 3x to 12x, with a weighted average of 7x, at September 30, 2012.

The following table details the fair value and unpaid principal balance of loans held for sale that were elected to be carried at fair value:

		September 30, 2012			December 31, 2011
				Fair Value			Fair Value
				Less			Less
			Aggregate	Aggregate		Aggregate	Aggregate
			Unpaid	Unpaid		Unpaid	Unpaid
		Fair	Principal	Principal	Fair	Principal	Principal
		Value	Balance	Balance	Value	Balance	Balance

(Dollars in millions)
Loans held for sale reported at fair value:
	Total (1)	$3,467	$3,314	$153	$3,736	$3,652	$84

(1)	The change in fair value is reflected in mortgage banking income. Excluding government guaranteed loans, there were no nonaccrual loans or loans 90 days or more past due and still accruing interest.

BB&T may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. Assets measured at fair value on a nonrecurring basis for the periods ended September 30, 2012 and December 31, 2011 that were still held on the balance sheet at September 30, 2012 and December 31, 2011 totaled $309 million and $925 million, respectively. The September 30, 2012 amount consists of $170 million of impaired loans, excluding covered loans, and $139 million of foreclosed real estate, excluding covered foreclosed real estate, that were classified as Level 3 assets. The December 31, 2011 amount consists of $389 million of impaired loans, excluding covered loans, and $536 million of foreclosed real estate, excluding covered foreclosed real estate, that were classified as Level 3 assets. During the three months ended September 30, 2012 and 2011, BB&T recorded $27 million and $71 million, respectively, in negative valuation adjustments of impaired loans and $45 million and $103 million, respectively, in negative valuation adjustments of foreclosed real estate. For the nine months ended September 30, 2012 and 2011, BB&T recorded $82 million and $293 million, respectively, in negative valuation adjustments of impaired loans and $181 million and $274 million, respectively, in negative valuation adjustments of foreclosed real estate. The fair value of impaired loans and foreclosed real estate are generally based on appraised value of collateral. Appraisals incorporate measures such as recent sales prices for comparable properties and cost of construction. In addition, the periodic valuations may include additional liquidity discounts based upon the expected retention period. The valuations are impacted by the market price of the class of real estate and the expected retention period. A shorter retention period would result in an additional liquidity discount.

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

Deposit liabilities: The fair values for demand deposits, interest-checking accounts, savings accounts and certain money market accounts are, by definition, equal to the amount payable on demand at the reporting date. Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to aggregate expected maturities. In addition, nonfinancial instruments such as core deposit intangibles are not recorded at fair value. BB&T has developed long-term relationships with its customers through its deposit base and, in the opinion of management, these items add significant value to BB&T.

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

The following is a summary of the carrying amounts and fair values of those financial assets and liabilities that BB&T has not recorded at fair value:

	Carrying	Total
September 30, 2012	Amount	Fair Value	Level 2	Level 3

	(Dollars in millions)
Financial assets:
Securities held to maturity (1)	$13,140	$13,445	$13,407	$38
Loans and leases, excluding covered loans (2)	108,538	108,505	―	108,505
Covered loans (2)	3,551	4,322	―	4,322
FDIC loss share receivable	656	331	―	331

Financial liabilities:
Deposits	130,018	130,368	130,368	―
Long-term debt	19,221	20,842	20,842	―

		Carrying
	December 31, 2011	Amount	Fair Value

		(Dollars in millions)
	Financial assets:
	Securities held to maturity (1)	$14,094	$14,098
	Loans and leases, excluding covered loans (2)	100,495	100,036
	Covered loans (2)	4,718	5,706
	FDIC loss share receivable	1,100	910

	Financial liabilities:
	Deposits	124,939	125,317
	Long-term debt	21,803	23,001

(1)	The carrying value excludes amounts deferred in other comprehensive income resulting from the transfer of securities available for sale to securities held to maturity.
(2)	The carrying value is net of the allowance for loan and lease losses.

The following is a summary of the notional or contractual amounts and fair values of BB&T’s off-balance sheet financial instruments as of the periods indicated:

	September 30, 2012		December 31, 2011
	Notional/		Notional/
	Contract		Contract
	Amount	Fair Value	Amount	Fair Value

	(Dollars in millions)
Contractual commitments:
Commitments to extend, originate or purchase credit	$44,579	$82	$40,249	$71
Residential mortgage loans sold with recourse	1,085	12	1,316	6
Other loans sold with recourse	4,847	14	4,520	15
Letters of credit and financial guarantees written	5,564	36	6,095	27
41

NOTE 15. Derivative Financial Instruments

The following tables set forth certain information concerning BB&T’s derivative financial instruments and related hedged items as of the periods indicated:

Derivative Classifications and Hedging Relationships

		September 30, 2012				December 31, 2011
	Hedged Item or	Notional	Fair Value			Notional	Fair Value
	Transaction	Amount	Gain (1)		Loss (1)	Amount	Gain (1)		Loss (1)

		(Dollars in millions)
Cash Flow Hedges: (2)
Interest rate contracts:
Pay fixed swaps	3 month LIBOR funding	$6,035	$	―	$(321)	$5,750	$	―	$(307)
Total		6,035		―	(321)	5,750		―	(307)

Net Investment Hedges:
Foreign exchange contracts		73		―	(2)	73		1	―
Total		73		―	(2)	73		1	―

Fair Value Hedges:
Interest rate contracts:
Receive fixed swaps and option trades	Long-term debt	800		195	―	2,556		254	―
Pay fixed swaps	Commercial loans	188		―	(7)	98		―	(5)
Pay fixed swaps	Municipal securities	345		―	(162)	355		―	(158)
Total		1,333		195	(169)	3,009		254	(163)

Not Designated as Hedges:
Client-related and other risk management:
Interest rate contracts:
Receive fixed swaps		9,477		741	―	9,176		703	―
Pay fixed swaps		9,607		―	(771)	9,255		―	(730)
Other swaps		2,341		1	(2)	2,450		―	(6)
Option trades		821		27	(28)	1,004		38	(40)
Futures contracts		135		―	―	240		―	―
Risk participations		151		―	―	150		―	―
Foreign exchange contracts		953		14	(8)	575		6	(8)
Total		23,485		783	(809)	22,850		747	(784)

Mortgage Banking:
Interest rate contracts:
Receive fixed swaps		118		1	―	50		1	―
Pay fixed swaps		―		―	―	16		―	―
Interest rate lock commitments		6,380		128	―	4,977		60	(1)
When issued securities, forward rate agreements and forward
	commitments	8,822		17	(160)	7,125		10	(88)
Option trades		70		6	―	70		5	―
Futures contracts		29		―	―	65		1	―
Total		15,419		152	(160)	12,303		77	(89)

Mortgage Servicing Rights:
Interest rate contracts:
Receive fixed swaps		6,234		142	(5)	5,616		154	(1)
Pay fixed swaps		5,483		1	(125)	4,651		1	(111)
Option trades		20,200		408	(146)	9,640		273	(51)
Futures contracts		―		―	―	38		―	―
When issued securities, forward rate agreements and forward
	commitments	3,145		9	―	3,651		18	―
Total		35,062		560	(276)	23,596		446	(163)
	Total nonhedging derivatives	73,966		1,495	(1,245)	58,749		1,270	(1,036)
Total Derivatives		$81,407		$1,690	$(1,737)	$67,581		$1,525	$(1,506)

(1)		Derivatives in a gain position are recorded as Other assets and derivatives in a loss position are recorded as Other liabilities on the Consolidated Balance Sheets.
(2)		Cash flow hedges are hedging the first unhedged forecasted settlements associated with the listed hedged item descriptions.
42

The Effect of Derivative Instruments on the Consolidated Statements of Income
Three Months Ended September 30, 2012 and 2011

	Effective Portion
	Pre-tax Gain			Pre-tax (Gain) Loss
	(Loss) Recognized		Location of Amounts	Reclassified from
	in AOCI		Reclassified from AOCI	AOCI into Income
	2012	2011	into Income	2012	2011

	(Dollars in millions)
Cash Flow Hedges
Interest rate contracts	$(28)	$(120)	Total interest income	$(1)	$(7)
			Total interest expense	14	16
				$13	$9
Net Investment Hedges
Foreign exchange contracts	$(3)	$6		$ ―	$ ―

			Effective Portion
				Pre-tax Gain
			Location of Amounts	(Loss) Recognized
			Recognized	in Income
			in Income	2012	2011

	(Dollars in millions)
Fair Value Hedges
Interest rate contracts			Total interest expense	$72	$85
Interest rate contracts			Total interest income	(6)	(6)
Total				$66	$79

Not Designated as Hedges
Client-related and other risk management
Interest rate contracts			Other noninterest income	$10	$6
Foreign exchange contracts			Other noninterest income	2	1
Mortgage Banking
Interest rate contracts			Mortgage banking income	(28)	(21)
Mortgage Servicing Rights
Interest rate contracts			Mortgage banking income	49	329
Total				$33	$315
43

The Effect of Derivative Instruments on the Consolidated Statements of Income
Nine Months Ended September 30, 2012 and 2011

	Effective Portion
	Pre-tax Gain			Pre-tax (Gain) Loss
	(Loss) Recognized		Location of Amounts	Reclassified from
	in AOCI		Reclassified from AOCI	AOCI into Income
	2012	2011	into Income	2012	2011

	(Dollars in millions)
Cash Flow Hedges
Interest rate contracts	$(72)	$(201)	Total interest income	$(9)	$(20)
			Total interest expense	41	43
				$32	$23
Net Investment Hedges
Foreign exchange contracts	$(3)	$3		$ ―	$ ―

			Effective Portion
				Pre-tax Gain
			Location of Amounts	(Loss) Recognized
			Recognized	in Income
			in Income	2012	2011

	(Dollars in millions)
Fair Value Hedges
Interest rate contracts			Total interest expense	$246	$221
Interest rate contracts			Total interest income	(16)	(16)
Total				$230	$205

Not Designated as Hedges
Client-related and other risk management
Interest rate contracts			Other noninterest income	$27	$4
Foreign exchange contracts			Other noninterest income	6	5
Mortgage Banking
Interest rate contracts			Mortgage banking income	11	(83)
Mortgage Servicing Rights
Interest rate contracts			Mortgage banking income	148	349
Total				$192	$275

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

For a qualifying cash flow hedge, the portion of changes in the fair value of the derivatives that has been highly effective is recognized in other comprehensive income (loss) until the related cash flows from the hedged item are recognized in earnings. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in other comprehensive income (loss) is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable of occurring during the forecast period or within a short period thereafter, hedge accounting is ceased and any gain or loss included in other comprehensive income (loss) is reported in earnings immediately. At September 30, 2012, BB&T had $294 million of unrecognized pre-tax losses on derivatives classified as cash flow hedges recorded in other comprehensive income (loss), compared to $254 million of unrecognized pre-tax losses at December 31, 2011.

The estimated amount to be reclassified from other comprehensive income (loss) into earnings during the next 12 months is a loss totaling approximately $61 million. This includes active hedges and gains and losses related to hedges that were terminated early for which the forecasted transactions are still probable. The proceeds from these terminations were included in cash flows from financing activities.

All cash flow hedges were highly effective for the three and nine months ended September 30, 2012, and the change in fair value attributed to hedge ineffectiveness was not material.

Fair Value Hedges

BB&T’s fixed rate long-term debt, certificates of deposit, FHLB advances, loans and state and political subdivision security assets produce exposure to losses in value as interest rates change. The risk management objective for hedging fixed rate assets and liabilities is to convert the fixed rate paid or received to a floating rate. BB&T accomplishes its risk management objective by hedging exposure to changes in fair value of fixed rate financial instruments primarily through the use of swaps. For a qualifying fair value hedge, changes in the value of the derivatives that have been highly effective as hedges are recognized in current period earnings along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged.

During the nine months ended September 30, 2012 and 2011, BB&T terminated certain fair value hedges related to its long-term debt and municipal securities and received net proceeds of $85 million and $11 million, respectively. When hedged debt/other financial instruments are retired or redeemed, the amounts associated with the hedge are included as a component of the gain or loss on termination. When a hedge has been terminated but the hedged item remains outstanding, the proceeds from the termination of these hedges have been reflected as part of the carrying value of the underlying debt/other financial instrument and are being amortized to earnings over its estimated remaining life. The proceeds from these terminations were included in cash flows from financing activities. During the nine months ended September 30, 2012 and 2011, BB&T recognized pre-tax benefits of $233 million and $149 million, respectively, through reductions of interest expense from previously unwound fair value debt hedges.

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

This category of hedges includes derivatives that hedge mortgage banking operations and MSRs. For mortgage loans originated for sale, BB&T is exposed to changes in market rates and conditions subsequent to the interest rate lock and funding date. BB&T’s risk management strategy related to its interest rate lock commitment derivatives and loans held for sale includes using mortgage-based derivatives such as forward commitments and options in order to mitigate market risk. For MSRs, BB&T uses various derivative instruments to mitigate the income statement effect of changes in the fair value of its MSRs. For the nine months ended September 30, 2012, BB&T recorded a gain totaling $148 million related to these derivatives which was offset by a negative $67 million valuation adjustment related to the mortgage servicing asset. For the nine months ended September 30, 2011, BB&T recognized a $349 million gain on these derivatives, which was offset by a negative $319 million valuation adjustment related to the mortgage servicing asset.

BB&T also held, as risk management instruments, other derivatives not designated as hedges primarily to facilitate transactions on behalf of its clients, as well as activities related to balance sheet management.

Net Investment Hedges

In connection with a long-term investment in a foreign subsidiary, BB&T is exposed to changes in the carrying value of its investment as a result of changes in the related foreign exchange rate. For net investment hedges, changes in value of qualifying hedges are deferred in other comprehensive income (loss) when the terms of the derivative match the notional and currency risk being hedged. At September 30, 2012 and December 31, 2011, accumulated other comprehensive income (loss) reflected unrecognized after-tax losses totaling $13 million and $11 million, respectively, related to cumulative changes in the fair value of BB&T’s net investment hedge.

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

As of September 30, 2012, BB&T had received cash collateral from dealer counterparties totaling $43 million related to derivatives in a gain position of $40 million and had posted $702 million in cash collateral to dealer counterparties to secure derivatives in a loss position of $705 million. In the event that BB&T’s credit ratings had been downgraded below investment grade, the amount of collateral posted to these counterparties would have increased by $7 million. As of December 31, 2011, BB&T had received cash collateral from dealer counterparties totaling $82 million related to derivatives in a gain position of $79 million and had posted $639 million in cash collateral to dealer counterparties to secure derivatives in a loss position of $669 million. In the event that BB&T’s credit ratings had been downgraded below investment grade, the amount of collateral posted to these counterparties would have increased by $30 million.

After collateral postings are considered, BB&T had no unsecured positions in a gain with dealer counterparties at September 30, 2012, compared to $3 million at December 31, 2011. All of BB&T’s derivative contracts with dealer counterparties settle on a monthly, quarterly or semiannual basis, with daily movement of collateral between counterparties required within established netting agreements. BB&T only transacts with dealer counterparties that are national market makers with strong credit ratings.

Derivatives Credit Risk – Central Clearing Parties

BB&T also clears certain derivatives through central clearing parties that require initial margin collateral, as well as additional collateral for trades in a net loss position. Initial margin collateral requirements are established by central clearing parties on varying bases, with such amounts generally designed to offset the risk of non-payment. Initial margin is generally calculated by applying the maximum loss experienced in value over a specified time horizon to the portfolio of existing trades. As of September 30, 2012, BB&T had posted $234 million in cash collateral, including initial margin, related to the clearing of derivatives in a $141 million net loss position. As of December 31, 2011, BB&T had posted $145 million in cash collateral, including initial margin, related to the clearing of derivatives in a $60 million net loss position. BB&T had no significant unsecured positions in a gain with central clearing parties at September 30, 2012.

NOTE 16. Computation of Earnings Per Share

BB&T’s basic and diluted earnings per share amounts for the three and nine months ended September 30, 2012 and 2011, respectively, were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

	(Dollars in millions, except per share data,
	shares in thousands)
Basic Earnings Per Share:
Net income available to common shareholders	$469	$366	$1,410	$898
Weighted average number of common shares	699,091	697,052	698,454	696,335
Basic earnings per share	$0.67	$0.52	$2.02	$1.29

Diluted Earnings Per Share:
Net income available to common shareholders	$469	$366	$1,410	$898
Weighted average number of common shares	699,091	697,052	698,454	696,335
Add:
Effect of dilutive outstanding equity-based awards	10,784	8,552	9,985	8,575
Weighted average number of diluted common shares	709,875	705,604	708,439	704,910
Diluted earnings per share	$0.66	$0.52	$1.99	$1.27

For the three months ended September 30, 2012 and 2011, the number of anti-dilutive awards was 24.7 million and 42.5 million shares, respectively. For the nine months ended September 30, 2012 and 2011, the number of anti-dilutive awards was 33.4 million and 41.0 million shares, respectively.

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

The following tables disclose selected financial information with respect to BB&T's reportable business segments for the periods indicated:

BB&T Corporation
Reportable Segments
Three Months Ended September 30, 2012 and 2011

	Community		Residential		Dealer		Specialized
	Banking		Mortgage Banking		Financial Services		Lending
	2012	2011	2012	2011	2012	2011	2012	2011

	(Dollars in millions)
Net interest income (expense)	$526	$486	$286	$255	$213	$217	$181	$164
Net intersegment interest income (expense)	325	405	(194)	(182)	(53)	(67)	(38)	(45)
Segment net interest income	851	891	92	73	160	150	143	119
Allocated provision for loan and lease losses	92	142	23	56	43	24	65	26
Noninterest income	281	284	190	100	1	1	58	53
Intersegment net referral fees (expense)	48	31	―	1	―	―	―	―
Noninterest expense	428	549	112	78	24	22	66	61
Amortization of intangibles	11	11	―	―	1	―	1	1
Allocated corporate expenses	256	224	14	12	8	9	20	18
Income (loss) before income taxes	393	280	133	28	85	96	49	66
Provision (benefit) for income taxes	143	102	50	11	32	36	6	12
Segment net income (loss)	$250	$178	$83	$17	$53	$60	$43	$54

Identifiable segment assets (period end)	$61,748	$61,008	$28,615	$23,270	$10,316	$9,803	$18,650	$16,089

					Other, Treasury		Total BB&T
	Insurance Services		Financial Services		and Corporate (1)		Corporation
	2012	2011	2012	2011	2012	2011	2012	2011

	(Dollars in millions)
Net interest income (expense)	$1	$1	$30	$27	$246	$266	$1,483	$1,416
Net intersegment interest income (expense)	1	1	84	71	(125)	(183)	―	―
Segment net interest income	2	2	114	98	121	83	1,483	1,416
Allocated provision for loan and lease losses	―	―	12	1	9	1	244	250
Noninterest income	334	239	183	172	(84)	(159)	963	690
Intersegment net referral fees (expense)	―	―	7	6	(55)	(38)	―	―
Noninterest expense	272	198	152	143	444	342	1,498	1,393
Amortization of intangibles	18	10	―	―	―	2	31	24
Allocated corporate expenses	20	17	26	20	(344)	(300)	―	―
Income (loss) before income taxes	26	16	114	112	(127)	(159)	673	439
Provision (benefit) for income taxes	10	6	43	42	(107)	(141)	177	68
Segment net income (loss)	$16	$10	$71	$70	$(20)	$(18)	$496	$371

Identifiable segment assets (period end)	$3,090	$2,133	$8,991	$6,561	$50,611	$48,813	$182,021	$167,677

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

BB&T Corporation
Reportable Segments
Nine Months Ended September 30, 2012 and 2011

	Community		Residential		Dealer		Specialized
	Banking		Mortgage Banking		Financial Services		Lending
	2012	2011	2012	2011	2012	2011	2012	2011

	(Dollars in millions)
Net interest income (expense)	$1,549	$1,438	$850	$753	$633	$639	$522	$469
Net intersegment interest income (expense)	1,022	1,254	(578)	(547)	(166)	(208)	(119)	(128)
Segment net interest income	2,571	2,692	272	206	467	431	403	341
Allocated provision for loan and lease losses	537	471	39	281	97	83	116	48
Noninterest income	829	775	547	238	5	5	163	154
Intersegment net referral fees (expense)	130	91	(1)	―	―	―	―	―
Noninterest expense	1,363	1,613	289	210	74	67	187	175
Amortization of intangibles	30	36	―	―	1	1	4	4
Allocated corporate expenses	768	674	41	36	27	28	58	54
Income (loss) before income taxes	832	764	449	(83)	273	257	201	214
Provision (benefit) for income taxes	300	278	169	(31)	103	97	38	43
Segment net income (loss)	$532	$486	$280	$(52)	$170	$160	$163	$171

Identifiable segment assets (period end)	$61,748	$61,008	$28,615	$23,270	$10,316	$9,803	$18,650	$16,089

					Other, Treasury		Total BB&T
	Insurance Services		Financial Services		and Corporate (1)		Corporation
	2012	2011	2012	2011	2012	2011	2012	2011

	(Dollars in millions)
Net interest income (expense)	$2	$2	$87	$78	$738	$676	$4,381	$4,055
Net intersegment interest income (expense)	2	3	246	187	(407)	(561)	―	―
Segment net interest income	4	5	333	265	331	115	4,381	4,055
Allocated provision for loan and lease losses	―	―	18	(10)	(2)	45	805	918
Noninterest income	997	785	530	511	(271)	(277)	2,800	2,191
Intersegment net referral fees (expense)	―	―	19	14	(148)	(105)	―	―
Noninterest expense	744	599	478	431	1,123	1,014	4,258	4,109
Amortization of intangibles	45	31	2	2	―	1	82	75
Allocated corporate expenses	59	51	71	56	(1,024)	(899)	―	―
Income (loss) before income taxes	153	109	313	311	(185)	(428)	2,036	1,144
Provision (benefit) for income taxes	48	33	117	117	(218)	(325)	557	212
Segment net income (loss)	$105	$76	$196	$194	$33	$(103)	$1,479	$932

Identifiable segment assets (period end)	$3,090	$2,133	$8,991	$6,561	$50,611	$48,813	$182,021	$167,677

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.
49

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, regarding the financial condition, results of operations, business plans and the future performance of BB&T that are based on the beliefs and assumptions of the management of BB&T and the information available to management at the time that these disclosures were prepared. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “projects,” “may,” “will,” “should,” “could,” and other similar expressions are intended to identify these forward-looking statements. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. Such factors include, but are not limited to, the following:

•	general economic or business conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit or other services;
•	disruptions to the credit and financial markets, either nationally or globally, including the impact of a downgrade of U.S. government obligations by one of the credit ratings agencies and the adverse effects of the ongoing sovereign debt crisis in Europe;
•	changes in the interest rate environment and cash flow reassessments may reduce net interest margins and/or the volumes and values of loans made or held as well as the value of other financial assets held;
•	competitive pressures among depository and other financial institutions may increase significantly;
•	legislative, regulatory or accounting changes, including changes resulting from the adoption and implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), may adversely affect the businesses in which BB&T is engaged;
•	local, state or federal taxing authorities may take tax positions that are adverse to BB&T;
•	reduction in BB&T’s credit ratings;
•	adverse changes may occur in the securities markets;
•	competitors of BB&T may have greater financial resources and develop products that enable them to compete more successfully than BB&T and may be subject to different regulatory standards than BB&T;
•	unpredictable natural or other disasters could have an adverse effect on BB&T in that such events could materially disrupt BB&T’s operations or the ability or willingness of BB&T’s customers to access the financial services BB&T offers;
•	costs or difficulties related to the integration of the businesses of BB&T and its merger partners may be greater than expected;
•	expected cost savings or revenue growth associated with completed mergers and acquisitions may not be fully realized or realized within the expected time frames;
•	deposit attrition, customer loss and/or revenue loss following completed mergers and acquisitions may be greater than expected; and
•	cyber-security risks, including “denial of service,” “hacking” and “identity theft,” that could adversely affect our business and financial performance, or our reputation.

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

Executive Summary

Consolidated net income available to common shareholders for the third quarter of 2012 of $469 million was up 28.1% compared to $366 million earned during the same period in 2011. On a diluted per common share basis, earnings for the third quarter of 2012 were $0.66, up 26.9% compared to $0.52 for the same period in 2011. BB&T’s results of operations for the third quarter of 2012 produced an annualized return on average assets of 1.10% and an annualized return on average common shareholders’ equity of 9.94% compared to prior year ratios of 0.89% and 8.30%, respectively.

Total revenues were $2.5 billion for the third quarter of 2012, up $339 million compared to the third quarter of 2011. The increase in total revenues included $66 million of higher taxable-equivalent net interest income, which was primarily driven by a 28.7% decrease in funding costs from the same quarter of the prior year. The decline in funding costs included a $26 million benefit from accelerated amortization of deferred hedge gains and issuance costs due to a change in the expected life resulting from the redemption of the Company’s trust preferred securities. The net interest margin was 3.94%, down 15 basis points compared to the third quarter of 2011, which reflects the runoff of covered loans, lower yields on new loans and securities partially offset by the lower funding costs described above. Noninterest income increased $273 million, primarily attributable to a $92 million increase in insurance income and an $88 million increase in mortgage banking income. The increase in insurance income included approximately $74 million as a result of the acquisition of the life and property and casualty insurance operating divisions of Crump Group Inc. (“Crump Insurance”) on April 2, 2012, as well as the benefit of other acquisitions that closed in the fourth quarter of 2011 and firming market conditions for insurance premiums. In addition, other income was up $50 million due to $37 million in net losses and write-downs recorded on commercial loans held for sale in the earlier quarter.

The provision for credit losses, excluding covered loans, for the third quarter of 2012, totaled $244 million, compared to $243 million for the third quarter of 2011. Net charge-offs, excluding covered loans, for the third quarter of 2012 were $63 million lower than the third quarter of 2011 reflecting improved credit quality.

Noninterest expenses were $1.5 billion for the third quarter of 2012, up $112 million compared to the third quarter of 2011. The increase in noninterest expenses was primarily due to higher personnel costs, which were up $126 million compared to the third quarter of 2011, primarily due to the Crump Insurance and BankAtlantic acquisitions as well as other increases in salary and benefits. In addition, merger-related and restructuring charges were $43 million higher than the earlier quarter. Loan processing expense increased $30 million compared to the same quarter of the prior year, primarily due to $28 million in expenses related to better identification of unrecoverable costs associated with investor-owned loans. Partially offsetting these increases was a decrease in foreclosed property expense totaling $114 million. This decrease was the result of fewer net losses and lower carrying costs associated with foreclosed property.

The provision for income taxes was $177 million for the third quarter of 2012 compared to $68 million for the third quarter of 2011. This resulted in an effective tax rate for the third quarter of 2012 of 26.3% compared to 15.5% for the prior year’s third quarter. The increase in the effective tax rate was primarily due to higher levels of pre-tax earnings relative to permanent tax differences.

Nonperforming assets, excluding covered foreclosed real estate, decreased $179 million during the third quarter of 2012 due to declines of $107 million in nonperforming loans and $82 million in foreclosed real estate offset by a slight increase in other foreclosed property. This is the 10th consecutive quarterly decline in nonperforming assets and the amount is the lowest since the third quarter of 2008.

On July 31, 2012, BB&T completed the acquisition of Fort Lauderdale, Florida-based BankAtlantic that expanded BB&T’s presence in the attractive Southeast Florida market. In connection with this transaction, BB&T assumed approximately $3.5 billion of deposits and acquired $1.8 billion in loans.

BB&T’s total assets at September 30, 2012 were $182.0 billion, up 5.7% on an annualized basis compared to December 31, 2011. Average loans held for investment for the third quarter of 2012 totaled $112.7 billion, up $3.5 billion compared to the second quarter of 2012. Excluding the impact of the BankAtlantic acquisition, average loans held for investment were up $2.3 billion or 8.4% annualized compared to the prior quarter, reflecting broad-based growth, led by increases in residential mortgage, commercial and industrial, and other lending subsidiaries portfolios.

Average deposits for the third quarter of 2012 increased $3.3 billion, or 10.6% compared to the second quarter of 2012. Excluding the impact of the BankAtlantic acquisition, average deposits were up $1.1 billion or 3.3% annualized compared to the prior quarter. This increase included growth in noninterest–bearing deposits totaling $1.7 billion, or 25.0% on an annualized basis. The cost of interest-bearing deposits was 0.42% for the third quarter of 2012, a decrease of 2 basis points compared to the prior quarter.

Total shareholders’ equity increased $1.6 billion, or 8.5%, compared to June 30, 2012. The increase was primarily driven by earnings of $496 million and net proceeds of $1.1 billion from the issuance of Tier 1 qualifying non-cumulative perpetual preferred stock. The Tier 1 common ratio was 9.5% and 9.7% at September 30, 2012 and June 30, 2012, respectively. In addition, the Tier 1 risk-based capital and total risk-based capital ratios were 10.9% and 14.0% at September 30, 2012, respectively, compared to 10.2% and 13.5%, respectively, at June 30, 2012. The decline in the Tier 1 common equity ratio was primarily attributable to the intangible assets associated with the acquisition of BankAtlantic on July 31, 2012, while the increases to Tier 1 risk-based and total risk-based capital were due to the issuance of Tier 1 qualifying non-cumulative perpetual preferred stock during the third quarter. BB&T’s risk-based capital ratios remain well above regulatory standards for well-capitalized banks. As of September 30, 2012, measures of tangible capital were not required by the regulators and, therefore, were considered non-GAAP measures. Refer to the section titled “Capital Adequacy and Resources” herein for a discussion of how BB&T calculates and uses these measures in the evaluation of the Company.

Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2011, for additional information with respect to BB&T’s recent accomplishments and significant challenges. The factors causing the fluctuations in the major balance sheet and income statement categories for the third quarter of 2012 compared to the corresponding period of 2011 are further discussed in the following sections.

Analysis Of Results Of Operations

Consolidated net income available to common shareholders totaled $469 million, which generated diluted earnings per common share of $0.66 in the third quarter of 2012. Net income available to common shareholders for the same period of 2011 totaled $366 million, which generated diluted earnings per common share of $0.52. The increase in earnings was driven by lower funding costs, higher noninterest income and lower foreclosed property expense. BB&T’s results of operations for the third quarter of 2012 produced an annualized return on average assets of 1.10% and an annualized return on average common shareholders’ equity of 9.94%, compared to prior year returns of 0.89% and 8.30%, respectively.

Consolidated net income available to common shareholders totaled $1.4 billion, which generated diluted earnings per common share of $1.99 in the first nine months of 2012. Net income available to common shareholders for the same period of 2011 totaled $898 million, which generated diluted earnings per common share of $1.27. The increase in earnings was driven by lower funding and credit-related costs and higher noninterest income. BB&T’s results of operations for the first nine months of 2012 produced an annualized return on average assets of 1.12% and an annualized return on average common shareholders’ equity of 10.30%, compared to prior year returns of 0.78% and 7.05%, respectively.

The following table sets forth selected financial ratios for the last five calendar quarters.

Table 1
Annualized Profitability Measures

	Three Months Ended
	9/30/12	6/30/12	3/31/12	12/31/11	9/30/11
Rate of return on:
Average assets	1.10%	1.22%	1.03%	0.93%	0.89%
Average common shareholders’ equity	9.94	11.21	9.75	8.76	8.30
Net interest margin (taxable equivalent)	3.94	3.95	3.93	4.02	4.09

Net Interest Income and Net Interest Margin

Third Quarter 2012 compared to Third Quarter 2011

Net interest income on a fully taxable-equivalent (“FTE”) basis was $1.5 billion for the third quarter of 2012, an increase of 4.5% compared to the same period in 2011. The higher net interest income was driven by a decrease in funding costs. This decline in funding costs included a $26 million benefit from the accelerated amortization of deferred hedge gains and issuance costs due to a change in the expected life resulting from the announced redemption of the Company’s trust preferred securities. For the quarter ended September 30, 2012, average earning assets increased $12.7 billion, or 9.0%, compared to the same period of 2011, while average interest-bearing liabilities increased $3.5 billion, or 3.0%. The net interest margin was 3.94% for the third quarter of 2012 compared to 4.09% for the same period of 2011. The 15 basis point decline in the net interest margin was due to runoff of covered loans, lower yields on new loans and growth in the securities portfolio, which has been partially offset by lower funding costs.

The FTE yield on the average securities portfolio for the third quarter of 2012 was 2.64%, which was 4 basis points lower than the annualized yield earned during the third quarter of 2011.

The annualized FTE yield for the total loan portfolio for the third quarter of 2012 was 5.23% compared to 5.91% in the third quarter of 2011. The decrease in the FTE yield on the total loan portfolio was primarily due to runoff of covered loans and lower yields on new loans due to the low interest-rate environment.

The average rate for interest-bearing deposits for the third quarter of 2012 was 0.42% compared to 0.65% for the same period in the prior year, reflecting management’s ability to lower rates on nearly all categories of interest bearing deposit products.

For the third quarter of 2012, the average annualized FTE rate paid on short-term borrowings was 0.25% compared to 0.31% during the third quarter of 2011. The average annualized rate paid on long-term debt for the third quarter of 2012 was 2.64% compared to 3.22% for the same period in 2011. The decline in the average rate paid on long-term debt reflects the positive impact of $26 million in accelerated amortization of gains from derivatives that were unwound in a gain position related to the redemption of the Company’s trust preferred securities in the third quarter.

Management expects net interest margin to be in the mid 3.70% range in the fourth quarter of 2012 as a result of the runoff of covered loans, lower rates on new earning assets, and higher long-term debt costs, partially offset by lower deposit costs.

Nine Months of 2012 compared to Nine Months of 2011

Net interest income on a FTE basis was $4.5 billion for the nine months ended September 30, 2012, an increase of 7.9% compared to the same period in 2011. The higher net interest income was driven by an increase in earning assets and lower funding costs. For the nine months ended September 30, 2012, average earning assets increased $16.0 billion, or 11.7%, compared to the same period of 2011, while average interest-bearing liabilities increased $8.0 billion, or 6.9%. The net interest margin was 3.94% for the nine months ended September 30, 2012 compared to 4.08% for the same period of 2011. The 14 basis point decline in the net interest margin was due to runoff of covered assets, lower yields on new loans and growth in the securities portfolio, which has been partially offset by lower funding costs.

The FTE yield on the average securities portfolio for the nine months ended September 30, 2012 was 2.66%, which represents an increase of 3 basis points compared to the annualized yield earned during the same period of 2011.

The annualized FTE yield for the total loan portfolio for the nine months ended September 30, 2012 was 5.41% compared to 5.93% in the corresponding period of 2011. The decrease in the FTE yield on the total loan portfolio was primarily due to runoff of covered loans from the Colonial acquisition and lower yields on new loans due to the low interest-rate environment.

The average rate for interest-bearing deposits for the nine months ended September 30, 2012 was 0.45% compared to 0.73% for the same period in the prior year, reflecting management’s ability to lower rates on nearly all categories of interest bearing deposit products.

For the nine months ended September 30, 2012, the average annualized FTE rate paid on short-term borrowings was 0.26%, a 2 basis point decline from the rate paid for the same period of 2011. The average annualized rate paid on long-term debt for the nine months of 2012 was 2.95% compared to 3.44% for the same period in 2011. The decline in the average rate paid on long-term debt reflects the positive impact of accelerated amortization from certain derivatives that were unwound in a gain position.

The following tables set forth the major components of net interest income and the related annualized yields and rates for the three and nine months ended September 30, 2012 compared to the same periods in 2011, as well as the variances between the periods caused by changes in interest rates versus changes in volumes. Changes attributable to the mix of assets and liabilities have been allocated proportionally between the changes due to rate and the changes due to volume.

Table 2-1
FTE Net Interest Income and Rate / Volume Analysis
Three Months Ended September 30, 2012 and 2011

	Average Balances (6)		Annualized Yield/Rate		Income/Expense		Increase	Change due to
	2012	2011	2012	2011	2012	2011	(Decrease)	Rate		Volume

	(Dollars in millions)
Assets
Total securities, at amortized cost (1)(2)
U.S. government-sponsored entities (GSE)	$870	$236	1.43%	0.88%	$3	$1	$2	$	―	$2
Mortgage-backed securities issued by GSE	30,338	27,104	2.00	1.89	151	129	22		8	14
States and political subdivisions	1,848	1,864	5.83	5.78	27	26	1		―	1
Non-agency mortgage-backed securities	325	511	5.55	6.90	5	9	(4)		(2)	(2)
Other securities	708	598	1.57	1.55	3	2	1		―	1
Covered securities	1,171	1,254	15.12	14.21	44	45	(1)		3	(4)
Total securities	35,260	31,567	2.64	2.68	233	212	21		9	12
Other earning assets (3)	3,049	4,034	1.07	0.51	8	6	2		4	(2)
Loans and leases, net of unearned income (1)(4)(5)
Commercial:
Commercial and industrial	37,516	34,280	3.89	4.21	367	363	4		(29)	33
Commercial real estate-other	10,823	11,069	3.83	3.78	104	105	(1)		1	(2)
Commercial real estate-residential ADC	1,534	2,576	3.78	3.53	14	23	(9)		2	(11)
Direct retail lending	15,520	13,802	4.81	5.20	187	181	6		(14)	20
Sales finance	7,789	7,234	3.85	4.78	75	87	(12)		(18)	6
Revolving credit	2,234	2,109	8.39	8.77	47	46	1		(2)	3
Residential mortgage	23,481	18,818	4.28	4.83	252	228	24		(28)	52
Other lending subsidiaries	9,998	8,652	10.80	11.28	271	246	25		(11)	36
Total loans and leases held for investment (excluding covered loans)	108,895	98,540	4.82	5.16	1,317	1,279	38		(99)	137
Covered	3,826	5,342	18.21	20.29	175	273	(98)		(26)	(72)
Total loans and leases held for investment	112,721	103,882	5.27	5.94	1,492	1,552	(60)		(125)	65
Loans held for sale	2,888	1,776	3.35	3.98	25	18	7		(3)	10
Total loans and leases	115,609	105,658	5.23	5.91	1,517	1,570	(53)		(128)	75
Total earning assets	153,918	141,259	4.55	5.03	1,758	1,788	(30)		(115)	85
Nonearning assets	25,388	24,261
Total assets	$179,306	$165,520

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$20,157	$19,004	0.12	0.16	7	8	(1)		(1)	―
Money market and savings	47,500	42,174	0.19	0.29	22	30	(8)		(12)	4
Certificates and other time deposits	30,727	30,140	0.99	1.47	76	112	(36)		(38)	2
Foreign deposits - interest-bearing	321	368	0.12	0.04	―	―	―		―	―
Total interest-bearing deposits	98,705	91,686	0.42	0.65	105	150	(45)		(51)	6
Federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds (1)	3,478	4,307	0.25	0.31	3	3	―		1	(1)
Long-term debt	19,682	22,347	2.64	3.22	130	181	(51)		(31)	(20)
Total interest-bearing liabilities	121,865	118,340	0.78	1.12	238	334	(96)		(81)	(15)
Noninterest-bearing deposits	29,990	23,370
Other liabilities	7,326	6,259
Shareholders’ equity	20,125	17,551
Total liabilities and shareholders’ equity	$179,306	$165,520
Average interest rate spread			3.77%	3.91%
Net interest margin/ net interest income			3.94%	4.09%	$1,520	$1,454	$66		$(34)	$100
Taxable equivalent adjustment					$37	$38

(1)	Yields are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Total securities include securities available for sale and securities held to maturity.
(3)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, trading securities, FHLB stock and other earning assets.
(4)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(5)	Nonaccrual loans have been included in the average balances.
(6)	Excludes basis adjustments for fair value hedges.
55

Table 2-2
FTE Net Interest Income and Rate / Volume Analysis
Nine Months Ended September 30, 2012 and 2011

	Average Balances (6)		Annualized Yield/Rate		Income/Expense		Increase	Change due to
	2012	2011	2012	2011	2012	2011	(Decrease)	Rate		Volume

	(Dollars in millions)
Assets
Total securities, at amortized cost (1)(2)
U.S. government-sponsored entities (GSE)	$846	$146	1.48%	1.45%	$9	$2	$7	$	―	$7
Mortgage-backed securities issued by GSE	31,415	23,368	2.06	1.76	485	308	177		58	119
States and political subdivisions	1,854	1,907	5.84	5.69	81	81	―		2	(2)
Non-agency mortgage-backed securities	358	551	5.78	6.56	16	27	(11)		(3)	(8)
Other securities	648	695	1.59	1.53	8	8	―		―	―
Covered securities	1,196	1,252	13.89	13.31	124	125	(1)		5	(6)
Total securities	36,317	27,919	2.66	2.63	723	551	172		62	110
Other earning assets (3)	3,352	3,286	0.83	0.63	21	16	5		5	―
Loans and leases, net of unearned income (1)(4)(5)
Commercial:
Commercial and industrial	36,613	33,789	3.99	4.27	1,095	1,078	17		(73)	90
Commercial real estate-other	10,694	11,240	3.81	3.81	305	320	(15)		―	(15)
Commercial real estate-residential ADC	1,755	2,928	3.67	3.53	48	77	(29)		3	(32)
Direct retail lending	15,103	13,738	4.89	5.25	553	539	14		(39)	53
Sales finance	7,665	7,166	4.05	5.00	232	268	(36)		(54)	18
Revolving credit	2,196	2,088	8.42	8.80	138	137	1		(6)	7
Residential mortgage	22,221	18,355	4.42	4.86	738	670	68		(64)	132
Other lending subsidiaries	9,348	8,162	11.15	11.56	780	706	74		(26)	100
Total loans and leases held for investment (excluding covered loans)	105,595	97,466	4.92	5.20	3,889	3,795	94		(259)	353
Covered	4,235	5,629	18.89	19.21	599	809	(210)		(13)	(197)
Total loans and leases held for investment	109,830	103,095	5.46	5.97	4,488	4,604	(116)		(272)	156
Loans held for sale	2,772	2,004	3.49	3.77	73	57	16		(4)	20
Total loans and leases	112,602	105,099	5.41	5.93	4,561	4,661	(100)		(276)	176
Total earning assets	152,271	136,304	4.65	5.12	5,305	5,228	77		(209)	286
Nonearning assets	24,454	23,788
Total assets	$176,725	$160,092

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$19,928	$18,326	0.13	0.16	19	23	(4)		(6)	2
Money market and savings	46,578	40,108	0.19	0.35	66	105	(39)		(54)	15
Certificates and other time deposits	31,620	27,657	1.05	1.68	248	347	(99)		(144)	45
Foreign deposits - interest-bearing	156	810	0.10	(0.39)	―	(2)	2		1	1
Total interest-bearing deposits	98,282	86,901	0.45	0.73	333	473	(140)		(203)	63
Federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds (1)	3,431	5,682	0.26	0.28	7	12	(5)		(1)	(4)
Long-term debt	21,310	22,448	2.95	3.44	472	578	(106)		(78)	(28)
Total interest-bearing liabilities	123,023	115,031	0.88	1.23	812	1,063	(251)		(282)	31
Noninterest-bearing deposits	27,943	22,179
Other liabilities	6,857	5,780
Shareholders’ equity	18,902	17,102
Total liabilities and shareholders’ equity	$176,725	$160,092
Average interest rate spread			3.77	3.89
Net interest margin/ net interest income			3.94%	4.08%	$4,493	$4,165	$328		$73	$255
Taxable equivalent adjustment					$112	$110

(1)	Yields are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Total securities include securities available for sale and securities held to maturity.
(3)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, trading securities, FHLB stock and other earning assets.
(4)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(5)	Nonaccrual loans have been included in the average balances.
(6)	Excludes basis adjustments for fair value hedges.

Revenue, Net of Provision Impact from Covered Assets

The following table provides information related to covered loans and securities and the FDIC loss sharing asset recognized in the Colonial acquisition. The table excludes all amounts related to other assets acquired and liabilities assumed in the acquisition.

Table 3
Revenue, Net of Provision Impact from Covered Assets

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012		2011	2012	2011

	(Dollars in millions)
Interest income-covered loans		$175	$273	$599	$809
Interest income-covered securities		44	45	124	125
Total interest income		219	318	723	934
Provision for covered loans		―	(7)	(17)	(22)
Other-than-temporary-impairment for covered securities		―	―	(4)	―
FDIC loss share income, net		(90)	(104)	(221)	(243)
Net revenue after provision for covered loans		$129	$207	$481	$669

FDIC loss share income, net
Offset to provision for covered loans	$	―	$6	$14	$18
Accretion due to credit loss improvement		(73)	(96)	(197)	(226)
Offset to OTTI for covered securities		―	―	3	―
Accretion for securities		(17)	(14)	(41)	(35)
		$(90)	$(104)	$(221)	$(243)

Third Quarter 2012 compared to Third Quarter 2011

Interest income for the third quarter of 2012 on covered loans and securities decreased $99 million compared to the third quarter of 2011. Interest income on covered loans decreased $98 million primarily due to lower average loan balances. The yield on covered loans for the third quarter of 2012 was 18.21% compared to 20.29% in 2011.

There was no provision for covered loans in the current quarter, a decrease of $7 million compared to the third quarter of 2011. The cash flow reassessment related to the third quarter of 2012 showed decreases in expected cash flows in certain loan pools that resulted in additional provisions that were fully offset by recoveries in other previously impaired loan pools.

FDIC loss share income, net was a negative $90 million for the third quarter of 2012, which was due to negative accretion attributable to the offset for the cumulative impact of cash flow reassessments for covered loans and negative accretion for covered securities. The negative accretion related to the improvement in credit losses is recognized on a level yield basis over the life of the related FDIC loss share asset, which has a shorter weighted average life than the corresponding loans.

Nine Months of 2012 compared to Nine Months of 2011

Interest income for the nine months ended September 30, 2012 on covered loans and securities decreased $211 million compared to the nine months ended September 30, 2011. The decrease was primarily due to lower average loan balances. The yield on covered loans for the nine months ended September 30, 2012 was 18.89% compared to 19.21% in the corresponding period of 2011. At September 30, 2012, the accretable yield balance on these loans was $1.0 billion. Accretable yield represents the excess of future cash flows above the current net carrying amount of loans and will be recognized into income over the remaining life of the covered and acquired loans.

The provision for covered loans was $17 million for the nine months ended September 30, 2012, compared to $22 million for the same period of the prior year.

FDIC loss share income, net was a negative $221 million for the nine months ended September 30, 2012 compared to a negative $243 million for the corresponding period of the prior year.

Provision for Credit Losses

Third Quarter 2012 compared to Third Quarter 2011

The provision for credit losses totaled $244 million for the third quarter of 2012 compared to $250 million (including $7 million for covered loans) for the third quarter of 2011. The decrease in the overall provision for credit losses was primarily due to updated loss estimate factors related to the commercial real estate and residential mortgage portfolios, partially offset by provision increases related to the commercial and industrial and other lending subsidiaries portfolios.

Net charge-offs, excluding covered loans, were $63 million lower than the third quarter of 2011. This decrease in net charge-offs was broad-based in nature, with the other lending subsidiaries portfolio representing the only increase in net charge-offs compared to the prior year period. Net charge-offs were 1.05% of average loans and leases on an annualized basis (or 1.08% excluding covered loans) for the third quarter of 2012 compared to 1.57% of average loans and leases (or 1.44% excluding covered loans) for the same period in 2011.

Nine Months of 2012 compared to Nine Months of 2011

The provision for credit losses totaled $805 million (including $17 million for covered loans) for the nine months ended September 30, 2012, compared to $918 million (including $22 million for covered loans) for the same period of 2011. The decrease in the provision for credit losses was primarily due to decreases in the commercial real estate and residential mortgage portfolios, partially offset by increases in the commercial and industrial, direct retail lending and other lending subsidiaries portfolios.

Net charge-offs, excluding covered loans, for the nine months ended September 30, 2012 were $249 million lower than the comparable period of the prior year. While net charge-offs decreased in most portfolios, net charge-offs related to the commercial and industrial and other lending subsidiaries portfolios increased modestly when compared to the prior comparable period. Net charge-offs were 1.18% of average loans and leases on an annualized basis (or 1.19% excluding covered loans) for the nine months ended September 30, 2012 compared to 1.61% of average loans and leases (or 1.63% excluding covered loans) for the same period in 2011.

Noninterest Income

Third Quarter 2012 compared to Third Quarter 2011

Noninterest income for the three months ended September 30, 2012 totaled $963 million, compared to $690 million for the third quarter of 2011, an increase of $273 million. The increase in noninterest income was driven by increases in insurance and mortgage banking income, and decreases in losses on the sale of securities and commercial loans held for sale, compared to the same quarter of the prior year.

Insurance income was $92 million higher, primarily due to the acquisition of Crump Insurance on April 2, 2012, which added approximately $74 million in revenue for the quarter. The remainder of the increase in insurance income was attributable to the impact of other acquisitions that closed during the fourth quarter of 2011 and firming market conditions for insurance premiums. Management expects seasonally stronger insurance revenues during the fourth quarter of 2012.

Mortgage banking income improved $88 million, which reflects $96 million of higher gains on residential mortgage loan production due to wider margins and increased loan originations. Included in mortgage banking income during the third quarter of 2012 was a gain of $20 million from the net valuation of residential mortgage servicing rights. This compares to a net gain of $30 million in the third quarter of 2011. Mortgage banking income is expected to remain strong during the fourth quarter of 2012.

Net securities losses for the third quarter of 2012 were $38 million lower than the prior year quarter due to lower other-than-temporary impairment. Other income was up $50 million due to $37 million in losses and write-downs recorded on commercial loans held for sale in the third quarter of 2011, and $23 million in higher income related to assets for certain post-employment benefits, which was offset in personnel costs. These increases were partially offset by a decrease in income related to private equity and other similar investments.

Other categories of noninterest income, including services charges on deposits, investment banking and brokerage fees and commissions, checkcard fees, bankcard fees and merchant discounts, trust and investment advisory revenues, income from bank-owned life insurance and FDIC loss share income totaled $328 million for the three months ended September 30, 2012, compared to $323 million for the same period of 2011. Increases in investment banking and brokerage fees and commissions, bankcard fees and merchant discounts and FDIC loss share income were partially offset by a $30 million decrease in checkcard fees, which primarily relates to the implementation of the Durbin amendment on October 1, 2011.

Nine Months of 2012 compared to Nine Months of 2011

Noninterest income for the nine months ended September 30, 2012 totaled $2.8 billion, compared to $2.2 billion for the same period in 2011, an increase of $609 million, or 27.8%. This increase was primarily attributable to increases in insurance, mortgage banking and other income, partially offset by a decrease in checkcard fees.

Insurance income, which is BB&T’s largest source of noninterest income, totaled $997 million for the nine months ended September 30, 2012, up 26.2% compared to the corresponding period of 2011. The increase in insurance income reflects the acquisition of Crump Insurance during the second quarter of 2012, the acquisitions of Atlantic Risk Management, Liberty Benefits and Precept that closed during the fourth quarter of 2011, and firming market conditions for insurance premiums.

Mortgage banking income totaled $609 million for the nine months ended September 30, 2012, an increase of $308 million compared to the amount earned in the corresponding period of 2011. This increase is primarily due to $271 million in higher gains on residential mortgage loan production due to wider margins and increased loan originations. Also included in mortgage banking income during the first nine months of 2012 was a gain of $80 million from the net valuation of residential mortgage servicing rights compared to a gain of $30 million in the prior year period.

Other income increased $104 million due to $138 million of losses and write-downs recorded on commercial loans held for sale in the 2011 period, partially offset by a $42 million write-down related to affordable housing investments due to revised estimates and processes used to value these investments that was recorded in the first quarter of 2012.

Other categories of noninterest income, including service charges on deposits, investment banking and brokerage fees and commissions, checkcard fees, bankcard fees and merchant discounts, trust and investment advisory revenues, income from bank-owned life insurance, FDIC loss share income, and securities gains (losses) totaled $986 million during the nine months ended September 30, 2012, compared with $996 million for the same period of 2011. Increases in investment banking and brokerage fees and commissions, bankcard fees and merchant discounts, FDIC loss share income, and a reduction in securities losses in the current year, were offset by a $93 million decrease in checkcard fees, which primarily relates to the implementation of the Durbin amendment on October 1, 2011.

Noninterest Expense

Third Quarter 2012 compared to Third Quarter 2011

Noninterest expenses totaled $1.5 billion for third quarter of 2012, an increase of $112 million compared to the same quarter of 2011. The increase in noninterest expenses was primarily driven by an increase in personnel expense, which was partially attributable to the acquisitions of Crump and BankAtlantic, merger-related costs associated with the acquisition of BankAtlantic in the current quarter, and an increase in loan processing expense, partially offset by a decrease in foreclosed property expense.

Personnel expense, the largest component of noninterest expense, was $797 million for the current quarter compared to $671 million for the same period in 2011, an increase of $126 million, or 18.8%. This increase included $60 million in personnel expense related to the Crump Insurance and BankAtlantic acquisitions. Other factors contributing to the increase in personnel expense include an increase of $23 million in other post-employment benefits, which was offset in other income, and increases in production related and other incentives and pension expense, which increased $16 million and $15 million, respectively.

The acquisition of BankAtlantic on July 31, 2012 also resulted in a $43 million increase in merger-related and restructuring charges in the current quarter. Loan processing expenses increased $30 million compared to the same quarter of the prior year, primarily due to $28 million in expenses related to better identification of unrecoverable costs associated with investor-owned loans.

Foreclosed property expense includes the gain or loss on sale of foreclosed property, valuation adjustments resulting from updated appraisals, and the ongoing expense of maintaining foreclosed properties. Foreclosed property expense for the three months ended September 30, 2012 totaled $54 million, compared to $168 million for the third quarter of 2011. Foreclosed property expense was lower due to fewer losses and write-downs and lower maintenance costs due to a reduction in inventory compared to the prior year. Future decreases in expense will be driven by decreases of inflows to foreclosed property.

Other categories of noninterest expenses, including occupancy and equipment expense, regulatory charges, professional services, software expense, amortization of intangibles, and other expenses totaled $550 million for the current quarter compared to $523 million for the same period of 2011. This increase was due to additional expenses associated with the Crump and BankAtlantic acquisitions totaling $35 million, a $12 million increase in operating charge-offs and similar expenses due primarily to the announced settlement of Visa’s litigation in July 2012, and smaller increases in various other expenses including advertising. These increases were partially offset by a $16 million improvement as a result of a loss on the sale of a leveraged lease in the earlier quarter.

Nine Months of 2012 compared to Nine Months of 2011

Noninterest expenses totaled $4.3 billion for the nine months ended September 30, 2012, an increase of $156 million, or 3.7%, over the same period a year ago.

Personnel expense was $2.3 billion for the nine months ended September 30, 2012 compared to $2.0 billion for the same period in 2011, an increase of $254 million, or 12.4%. The acquisitions of Crump Insurance and Bank Atlantic resulted in a $110 million increase in personnel expense during the current period. Other factors driving the increase include a $42 million increase in production related and other incentives, a $44 million increase in pension expense, primarily due to increased amortization of deferred actuarial losses, normal salary increases and other adjustments.

Foreclosed property expense for the nine months ended September 30, 2012 totaled $218 million compared to $456 million for the same period in 2011, a decrease of $238 million, or 52.2%. Foreclosed property expense was lower due to fewer losses and write-downs and lower maintenance costs due to a reduction in inventory compared to the prior year.

Regulatory charges totaled $124 million for the nine months ended September 30, 2012 compared to $166 million for the same period in 2011, a decrease of $42 million, or 25.3%, which reflects improved credit quality that led to lower deposit insurance premiums. Loan processing expenses were $210 million for the nine months ended September 30, 2012 compared to $168 million in the same period of the prior year, reflecting an increase in investor-owned foreclosure expense and mortgage repurchase reserves. Merger-related and restructuring charges increased $57 million compared to the prior period, primarily the result of the Crump Insurance and BankAtlantic acquisitions.

Other categories of noninterest expenses, including occupancy and equipment expense, professional services, software expense, amortization of intangibles, and other expenses, totaled $1.4 billion for the nine months ended September 30, 2012 compared to $1.3 billion for the same period of 2011, an increase of $83 million. The increase was due to additional expenses for the Crump Insurance and BankAtlantic acquisitions, increased advertising and marketing expense, and other normal operating increases.

Provision for Income Taxes

Third Quarter 2012 compared to Third Quarter 2011

The provision for income taxes was $177 million for the third quarter of 2012, an increase of $109 million compared to the same period of 2011, primarily due to higher pre-tax income. BB&T’s effective income tax rates for the third quarters of 2012 and 2011 were 26.3% and 15.5%, respectively. The higher effective tax rate in the current year is primarily the result of higher pre-tax income relative to permanent tax differences. The effective tax rate for the fourth quarter of 2012 is expected to remain consistent with the rate for the third quarter.

BB&T has extended credit to, and invested in, the obligations of states and municipalities and their agencies, and has made other investments and loans that produce tax-exempt income. The income generated from these investments, together with certain other transactions that have favorable tax treatment, have reduced BB&T’s overall effective tax rate from the statutory rate in 2012 and 2011.

Nine Months of 2012 compared to Nine Months of 2011

The provision for income taxes was $557 million for the nine months ended September 30, 2012, an increase of $345 million compared to the same period of 2011, primarily due to higher pre-tax income. BB&T’s effective income tax rates for the nine months ended September 30, 2012 and 2011 were 27.4% and 18.5%, respectively. The higher effective tax rate in the current year is primarily the result of higher pre-tax income relative to permanent tax differences.

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

Table 4
BB&T Corporation
Net Income by Reportable Segments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

	(Dollars in millions)
Community Banking	$250	$178	$532	$486
Residential Mortgage Banking	83	17	280	(52)
Dealer Financial Services	53	60	170	160
Specialized Lending	43	54	163	171
Insurance Services	16	10	105	76
Financial Services	71	70	196	194
Other, Treasury and Corporate	(20)	(18)	33	(103)
BB&T Corporation	$496	$371	$1,479	$932

Third Quarter 2012 compared to Third Quarter 2011

Community Banking reported net income of $250 million compared to $178 million in the prior year. The increase was primarily due to a $121 million decrease in noninterest expense and a $50 million decrease in the allocated provision for loan and lease losses, partially offset by a $40 million decrease in segment net interest income and a $41 million increase in the provision for income taxes. The decrease in noninterest expense was driven by lower foreclosed property expenses and related legal fees, while the decline in provision expense was driven by improving credit trends in the loan portfolio, as well as lower commercial loan charge-offs as compared to the prior year. The decrease in segment net interest income was primarily due to lower funds transfer pricing (“FTP”) credits earned on deposits compared to the prior year, partially offset by a corresponding decrease in FTP charges on loans. The decrease in net funds transfer pricing was further offset by improvements in the deposit mix as a result of transaction deposit growth and a managed reduction in client certificates of deposits.

Residential Mortgage Banking reported net income of $83 million compared to $17 million in the prior year. The increase was primarily attributable to a $90 million increase in noninterest income and a $33 million decrease in the allocated provision for loan and lease losses. The increase in noninterest income was driven by higher gains on residential mortgage loan production due to wider margins and increased loan originations, partially offset by a decrease in the fair value of net mortgage servicing rights. The $33 million decrease in the allocated provision for loan and lease losses resulted from improving credit trends in the residential mortgage loan portfolio. The benefit associated with the increase in noninterest income and decrease in the provision was partially offset by a $34 million increase in noninterest expense, which was driven by the costs associated with increased loan originations and an increase in loan processing expenses, and a $39 million increase in the provision for income taxes.

Dealer Financial Services reported net income of $53 million compared to $60 million in the prior year. The decrease was primarily due to a $19 million increase in the allocated provision for loan and lease losses, partially offset by a $10 million increase in segment net interest income. The increase in the allocated provision for loan and lease losses reflects the impacts of segment loan growth and reserve rate adjustments. The increase in segment net interest income was primarily attributable to Regional Acceptance Corporation, which benefited from lower FTP cost of funding coupled with growth in the loan portfolio. Dealer Financial Services grew average loans by 6.3% compared to the third quarter of 2011.

Specialized Lending reported net income of $43 million compared to $54 million in the prior year. The decrease was primarily due to a $39 million increase in the allocated provision for loan and lease losses, partially offset by a $24 million increase in segment net interest income. The increase in the allocated provision for loan and lease losses was primarily a result of an adjustment to loss factors in the current quarter on certain consumer loan portfolios, which largely resulted from an acceleration in the timing of certain consumer loan charge-offs. Segment net interest income growth was driven by 48.0% growth in average loan balances in small ticket financing when compared to the third quarter of 2011, which resulted from expanded dealer financing relationships. In addition, Mortgage Warehouse Lending’s average loan balances grew 108.3% when compared to the same period of the prior year, as a result of increased market penetration, higher commitment levels, and higher line usage.

Insurance Services reported net income of $16 million compared to $10 million in the prior year. Noninterest income growth of $95 million was primarily driven by the acquisition of Crump Insurance on April 2, 2012, which contributed $74 million of insurance income in the third quarter of 2012. In addition, Insurance Services benefited from higher commissions on property and casualty insurance, life insurance, and employee benefits as insurance pricing continues to firm. Employee benefit commission growth was driven by revenues from two California-based companies acquired in the fourth quarter of 2011: Precept, a full-service employee benefits consulting and administrative solutions firm, and Liberty Benefit Insurance Services, a full-service employee benefits broker. Higher noninterest income growth was offset by a $74 million increase in noninterest expense, primarily as a result of acquisition-related personnel costs.

Financial Services reported net income of $71 million compared to $70 million in the prior year. Net income results were driven by a $16 million increase in segment net interest income and an $11 million increase in noninterest income. The increase in segment net interest income was primarily due to strong loan and deposit growth generated by Corporate Banking and BB&T Wealth. Corporate Banking’s loan and transaction deposit growth over the prior year totaled 49.6% and 147.2%, respectively. These increases were generated through strong growth in both existing core markets as well as newer markets, including Texas and Alabama. BB&T Wealth reported loan and transaction deposit growth over the prior year totaling 32.7% and 34.7%, which was driven by client acquisition and cross-selling initiatives. The increase in noninterest income was primarily driven by higher investment banking and brokerage commissions, as well as higher mortgage banking referral income related to BB&T Wealth clients. The growth in segment net interest income and noninterest income was partially offset by an $11 million increase in the allocated provision for loan and lease losses and a $9 million increase in noninterest expense. BB&T Wealth has expanded its loan delivery platform to provide a tailored origination and servicing experience to meet the unique needs of the wealth client, making its lending products more competitive in the market and enabling BB&T Wealth to better serve current clients and compete for new clients. Segment net interest income for Financial Services includes the net interest margin and FTP related to the loans and deposits assigned to BB&T Wealth that are housed in the Community Bank.

Net income in Other, Treasury & Corporate can vary due to changing needs of the Corporation, including the size of the investment portfolio, the need for wholesale funding, and income received from derivatives used to hedge the balance sheet. In the third quarter of 2012, Other, Treasury & Corporate generated a net loss of $20 million compared to a net loss of $18 million in the prior year. The increase in net loss was driven by a $102 million increase in noninterest expense, primarily resulting from merger-related charges and occupancy and equipment expense associated with the BankAtlantic acquisition and increased expense related to certain post-employment benefits, partially offset by a $75 million increase in noninterest income primarily related to reduced other-than-temporary impairment losses in the investment portfolio, increased loss share income, service charge income associated with the BankAtlantic acquisition and other income.

Nine Months of 2012 compared to Nine Months of 2011

Community Banking reported net income of $532 million compared to $486 million in the prior year. The increase was primarily due to a $250 million decrease in noninterest expense and a $54 million increase in noninterest income, partially offset by a $121 million decrease in segment net interest income and a $94 million increase in allocated corporate expenses. The decrease in noninterest expense was driven by lower foreclosed property expenses and regulatory charges, while the increase in noninterest income was driven by higher mortgage banking referral income and bankcard and merchant discount revenue. In addition, noninterest income in the prior year was impacted by the recognition of losses on the sale of commercial loans. The decrease in segment net interest income was primarily due to lower FTP credits earned on deposits compared to the prior year, partially offset by a corresponding decrease in FTP charges on loans. The decrease in net funds transfer pricing was further offset by improvements in the deposit mix as a result of transaction deposit growth and a managed reduction in client certificates of deposits. The increase in allocated corporate expenses was driven by higher service center allocations as a result of increased centralization of credit administration functions and increased information technology and operations expenses.

Residential Mortgage Banking reported net income of $280 million compared to a net loss of $52 million in the prior year. The increase was primarily attributable to a $309 million increase in noninterest income and a $242 million decrease in the allocated provision for loan and lease losses. The increase in noninterest income was driven by higher gains on residential mortgage loan production due to wider margins and increased loan originations and an increase in the fair value of net mortgage servicing rights. The decrease in the allocated provision for loan and lease losses resulted from improving credit trends in the residential mortgage loan portfolio. The benefit associated with the increase in noninterest income and decrease in the provision was partially offset by a $200 million increase in the provision for income taxes.

Dealer Financial Services reported net income of $170 million compared to $160 million in the prior year. The increase was primarily due to a $36 million increase in segment net interest income, partially offset by a $14 million increase in the allocated provision for loan and lease losses and a $7 million increase in noninterest expense. The increase in segment net interest income was primarily attributable to Regional Acceptance Corporation, which benefited from lower FTP cost of funding coupled with growth in the loan portfolio. Dealer Financial Services grew average loans by 6.1% compared to the prior year. The increase in the allocated provision for loan and lease losses reflects the impacts of segment loan growth and reserve rate adjustments, while the increase in noninterest expense was primarily due to higher personnel costs.

Specialized Lending reported net income of $163 million compared to $171 million in the prior year. The decrease was primarily due to a $68 million increase in the allocated provision for loan and lease losses and a $12 million increase in noninterest expense, offset by a $62 million increase in segment net interest income and a $9 million increase in noninterest income. Segment net interest income growth was driven by 45.1% growth in average loan balances in small ticket financing when compared to the prior year, which resulted from expanded dealer financing relationships. In addition, Mortgage Warehouse Lending’s average loan balances grew 115.0% when compared to the prior year, as a result of increased market penetration, higher commitment levels, and higher line usage. The increase in the allocated provision for loan and lease losses was primarily a result of loan growth and an adjustment to loss factors on certain consumer loan portfolios, which largely resulted from an acceleration in the timing of certain consumer loan charge-offs. The increase in noninterest expense was driven by higher depreciation on operating leases, personnel expense, and foreclosed property expense. The increase in noninterest income was primarily due to higher fees generated by the Equipment Finance and Commercial Finance businesses.

Insurance Services reported net income of $105 million compared to $76 million in the prior year. Noninterest income growth of $212 million was primarily driven by the acquisition of Crump Insurance on April 2, 2012, which contributed $151 million of insurance income post-acquisition. In addition, Insurance Services benefited from higher commissions on property and casualty insurance, life insurance, and employee benefits as insurance pricing continues to firm. Employee benefit commission growth was driven by revenues from two California-based companies acquired in the fourth quarter of 2011: Precept, a full-service employee benefits consulting and administrative solutions firm, and Liberty Benefit Insurance Services, a full-service employee benefits broker. Higher noninterest income growth was partially offset by a $145 million increase in noninterest expense, primarily as a result of acquisition-related personnel costs and a $15 million increase in the provision for income taxes.

Financial Services reported net income of $196 million compared to $194 million in the prior year. Net income results were driven by a $68 million increase in segment net interest income and a $19 million increase in noninterest income. The increase in segment net interest income was primarily due to strong loan and deposit growth generated by Corporate Banking and BB&T Wealth. Corporate Banking’s loan and transaction deposit growth over the prior year totaled 53.6% and 124.1%, respectively. These increases were generated through strong growth in both existing core markets as well as newer markets, including Texas and Alabama. BB&T Wealth reported loan and transaction deposit growth over the prior year totaling 34.5% and 39.0%, which was driven by client acquisition and cross-selling initiatives. The increase in noninterest income was primarily driven by higher trust and investment advisory revenue, investment banking and brokerage commissions, and mortgage banking referral income related to BB&T Wealth clients. The growth in segment net interest income and noninterest income was partially offset by a $47 million increase in noninterest expense and a $28 million increase in the allocated provision for loan and lease losses. BB&T Wealth has expanded its loan delivery platform to provide a tailored origination and servicing experience to meet the unique needs of the wealth client, making its lending products more competitive in the market and enabling BB&T Wealth to better serve current clients and compete for new clients. Segment net interest income for Financial Services includes the net interest margin and FTP related to the loans and deposits assigned to BB&T Wealth that are housed in the Community Bank.

Net income in Other, Treasury & Corporate can vary due to changing needs of the Corporation, including the size of the investment portfolio, the need for wholesale funding, and income received from derivatives used to hedge the balance sheet. Other, Treasury & Corporate generated net income of $33 million compared to a net loss of $103 million in the prior year. The increase was driven by a $216 million increase in segment net interest income, as a result of an increase in BB&T’s investment portfolio and a decrease in FTP funding credits on deposits allocated to the Community Banking segment, and a $47 million decrease in the allocated provision for loan and lease losses, partially offset by a $107 million reduction in the benefit for income taxes.

Analysis Of Financial Condition

Investment Activities

The total securities portfolio was $37.2 billion at September 30, 2012, an increase of $831 million compared with December 31, 2011. As of September 30, 2012, the securities portfolio includes $24.1 billion of available-for-sale securities and $13.1 billion of securities held to maturity. Management holds a portion of BB&T’s securities portfolio as held to maturity to mitigate possible negative impacts on its regulatory capital under the proposed Basel III capital guidelines. The effective duration of the securities portfolio was 2.1 years at September 30, 2012 compared to 3.3 years at December 31, 2011. The duration of the securities portfolio excludes equity securities, auction rate securities and certain non-agency mortgage-backed securities that were acquired in the Colonial acquisition. The increase in the September 30, 2012 securities portfolio reflects the purchase of $2.0 billion of securities late in the third quarter, made in response to slowing loan growth forecasts.

Average securities for the third quarter of 2012 were $35.3 billion, an increase of $3.7 billion, or 11.7%, compared with the average balance during the third quarter of 2011. Average securities for the nine months of September 30, 2012 were $36.3 billion, an increase of $8.4 billion, or 30.1%, compared with the average balance during the same period of 2011. The increases in the average securities portfolio primarily reflect the purchase of additional GNMA securities in the latter half of 2011 as part of management’s strategy to comply with the proposed Basel III liquidity guidelines.

See Note 2 “Securities” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to BB&T’s evaluation of securities for other-than-temporary impairment.

Lending Activities

For the third quarter of 2012, average total loans were $115.6 billion, an increase of $10.0 billion, or 9.4%, compared to the same period in 2011. Average loans held for investment were $112.7 billion for the third quarter of 2012, an 8.5% increase compared to $103.9 billion for the corresponding period of the prior year. For the nine months ended September 30, 2012, average total loans were $112.6 billion, an increase of $7.5 billion, or 7.1%, compared to the same period in 2011. Average loans held for investment were $109.8 billion for the nine months ended September 30, 2012, a 6.5% increase compared to $103.1 billion for the same period of the prior year.

The acquisition of BankAtlantic on July 31, 2012 resulted in an increase to average loans held for investment for the third quarter and first nine months of 2012 of $1.2 billion and $393 million, respectively. Growth in average loans held for investment was broad-based with notable growth in residential mortgage, commercial and industrial, direct retail and other lending subsidiaries. Growth in the average loan portfolio was partially offset by continued runoff in the commercial real estate–residential ADC portfolio, as well as expected runoff in the covered loan portfolio. Including the impact of the BankAtlantic acquisition, loan growth for the fourth quarter of 2012 is expected to be in the range of 5% to 7% on an annualized basis compared to the third quarter of 2012.

The following table presents the composition of average loans and leases:

Table 5
Composition of Average Loans and Leases

	Three Months Ended September 30,
	2012		2011
	Balance	% of total	Balance	% of total

	(Dollars in millions)
Commercial loans and leases:
Commercial and industrial	$37,516	32.6%	$34,280	32.5%
Commercial real estate - other	10,823	9.4	11,069	10.5
Commercial real estate - residential ADC (1)	1,534	1.3	2,576	2.4
Direct retail lending	15,520	13.4	13,802	13.0
Sales finance	7,789	6.7	7,234	6.8
Revolving credit	2,234	1.9	2,109	2.0
Residential mortgage	23,481	20.3	18,818	17.8
Other lending subsidiaries	9,998	8.6	8,652	8.2
Total average loans and leases held for
investment (excluding covered loans)	108,895	94.2	98,540	93.2
Covered	3,826	3.3	5,342	5.1
Total average loans and leases held
for investment	112,721	97.5	103,882	98.3
Loans held for sale	2,888	2.5	1,776	1.7
Total average loans and leases	$115,609	100.0%	$105,658	100.0%

		Nine Months Ended September 30,
		2012		2011
		Balance	% of total	Balance	% of total

		(Dollars in millions)
	Commercial loans and leases:
	Commercial and industrial	$36,613	32.4%	$33,789	32.1%
	Commercial real estate―other	10,694	9.5	11,240	10.7
	Commercial real estate―residential ADC (1)	1,755	1.6	2,928	2.8
	Direct retail lending	15,103	13.4	13,738	13.0
	Sales finance	7,665	6.8	7,166	6.8
	Revolving credit	2,196	2.0	2,088	2.0
	Residential mortgage	22,221	19.7	18,355	17.5
	Other lending subsidiaries	9,348	8.3	8,162	7.8
	Total average loans and leases held for
	investment (excluding covered loans)	105,595	93.7	97,466	92.7
	Covered	4,235	3.8	5,629	5.4
	Total average loans and leases held
	for investment	109,830	97.5	103,095	98.1
	Loans held for sale	2,772	2.5	2,004	1.9
	Total average loans and leases	$112,602	100.0%	$105,099	100.0%

(1)	Commercial real estate - residential ADC represents residential acquisition, development and construction loans.

Average commercial and industrial loans were up 9.4% for the third quarter of 2012 compared to the corresponding period of 2011, and 8.4% for the nine months ended September 30, 2012 compared to the same period of 2011. The increase in the commercial and industrial portfolio is largely a result of successful efforts to expand the geographic and industry sector expertise in the middle-market corporate lending arena. Average commercial real estate-residential, acquisition and development loans (“ADC”) declined $1.0 billion for the third quarter of 2012 and $1.2 billion for the first nine months of 2012 compared to the same period of 2011. The declines in this portfolio reflect management’s decision to reduce exposures to higher-risk real estate lending and continued runoff due to weakness in residential real estate development. The end of period balance of the ADC portfolio was $1.5 billion as of September 30, 2012. Average commercial real estate-other loans for the third quarter of 2012 declined 2.2% compared to the third quarter of 2011, and 4.9% for the nine months ended

September 30, 2012 compared to the same period of 2011. The declines in this portfolio were primarily due to runoff of certain segments of the portfolio.

Average direct retail loans grew $1.7 billion, or 12.4%, for the third quarter of 2012 compared to the same period of the prior year. For the nine months ended September 30, 2012, average loans in this portfolio grew 9.9%, compared to the average for the corresponding period of 2011. This portfolio is primarily home equity loans and lines to individuals. Period end balances in this portfolio have increased for each of the last six quarters and have been driven by demand for home equity loans and non-real estate loans originated through the wealth and small business lending channels.

Average residential mortgage loans held for investment increased $4.7 billion, or 24.8%, for the third quarter of 2012 compared to the corresponding period of 2011, as management’s strategy was to retain a higher portion of residential mortgage production in the held for investment portfolio. Management revised its strategy late in the second quarter of 2012 and began directing the majority of future mortgage production to the held for sale portfolio. As a result, further declines in the growth of average residential mortgage loans are expected in future quarters. Average residential mortgage loans for the nine months ended September 30, 2012, were up $3.9 billion, or 21.1%, compared to the same period of 2011.

Average sales finance loans increased 7.7% for the third quarter of 2012 compared to the corresponding period in 2011, and 7.0% for the nine months ended September 30, 2012 compared to the same period of 2011. The increases in sales finance loans were due to strong growth in prime automobile loans.

Average loans held within BB&T’s other lending subsidiaries increased 15.6% for the third quarter of 2012 compared to the corresponding period of 2011. For the nine months ended September 30, 2012, average loans in this portfolio grew 14.5%, compared to the average for the corresponding period of 2011. All of these specialized lending businesses experienced growth during these periods. The largest contributors to growth in this portfolio were equipment finance lending and small ticket consumer finance.

Average loans held for sale increased $1.1 billion, or 62.6%, for the third quarter of 2012 compared to the same period in 2011, due to growth of $1.3 billion in average residential mortgage loans held for sale as a result of the historic low-rate environment, partially offset by a decline of $102 million in average nonperforming commercial loans held for sale that were still held in 2011 as part of management’s nonperforming loan disposition efforts. For the nine months ended September 30, 2012, average loans held for sale were up $768 million, or 38.3%, compared to the same period of 2011. This growth includes an increase of $1.0 billion in average residential mortgage loans held for sale, partially offset by a decline of $256 million in average nonperforming commercial loans held for sale. All of these nonperforming commercial loans held for sale were disposed of prior to the end of 2011.

Asset Quality

BB&T’s asset quality continued to improve during the third quarter of 2012. Nonperforming assets, which includes foreclosed real estate, repossessions, nonaccrual loans and nonperforming troubled debt restructurings (nonperforming “restructurings”), totaled $2.0 billion (or $1.7 billion excluding covered foreclosed property) at September 30, 2012, compared to $2.8 billion (or $2.5 billion excluding covered foreclosed property) at December 31, 2011. The 29.9% decrease in nonperforming assets, excluding covered foreclosed property, was primarily due to a decline of $397 million in foreclosed real estate and $332 million in nonaccrual loans. Nonperforming assets have decreased for ten consecutive quarters and are at their lowest level since September 30, 2008. Refer to Table 8 for an analysis of the changes in nonperforming assets during the nine months ended September 30, 2012. As a percentage of loans and leases plus foreclosed property, nonperforming assets were 1.70% at September 30, 2012 (or 1.51% excluding covered assets) compared with 2.52% (or 2.29% excluding covered assets) at December 31, 2011.

During the third quarter of 2012, a national bank regulatory agency issued guidance that may require certain loans, which have been discharged in bankruptcy and not reaffirmed by the borrower, to be accounted for as restructurings and possibly as nonperforming, regardless of their actual payment history and expected performance. At September 30, 2012, performing loans across all portfolios totaling approximately $200 million with an estimated collateral value of $140 million could potentially be impacted by this guidance. Approximately 70% of these loans have been current for 2 years or more and approximately 94% are less than 60 days past due. BB&T is working closely with its regulators to evaluate the impact of this new guidance and expects to finalize this analysis during the fourth quarter of 2012. This evaluation may result in additional restructurings and possible increases to nonperforming assets and charge-offs during the fourth quarter. Since the potential collateral shortfall has been considered in the allowance for loan and lease losses recorded at September 30, 2012, the impact of any changes is not expected to adversely affect fourth quarter earnings.

The current inventory of foreclosed real estate, excluding amounts covered under FDIC loss sharing agreements, totaled $139 million as of September 30, 2012. This includes land and lots, which totaled $62 million and had been held for approximately 17 months on average. The remaining foreclosed real estate of $77 million, which is primarily single family residential and commercial real estate, had an average holding period of 10 months.

Management expects nonperforming assets to improve at a modest pace during the fourth quarter of 2012, assuming no significant economic deterioration during the quarter. Such improvement excludes any potential impact associated with the ongoing analysis of new regulatory guidance described above.

Loans 90 days or more past due and still accruing interest, excluding government guaranteed loans and loans covered by FDIC loss share agreements, totaled $152 million at September 30, 2012, compared with $202 million at year-end 2011, a decline of 24.8%. Loans 30-89 days past due, excluding government guaranteed loans and covered loans, totaled $1.0 billion at September 30, 2012, which was a decline of $104 million, or 9.2%, compared with $1.1 billion at year-end 2011.

Substantially all of the loans acquired in the Colonial acquisition are covered by loss sharing agreements with the FDIC, whereby the FDIC reimburses BB&T for the majority of the losses incurred. Given the significant amount of covered loans that are past due but still accruing, BB&T believes the inclusion of these loans in certain asset quality ratios including “Loans 30-89 days past due and still accruing as a percentage of total loans and leases,” “Loans 90 days or more past due and still accruing as a percentage of total loans and leases,” “Nonperforming loans and leases as a percentage of total loans and leases” and certain other asset quality ratios that reflect nonperforming assets in the numerator or denominator (or both) results in significant distortion to these ratios. In addition, because loan level charge-offs related to the acquired loans are not recognized in the financial statements until the cumulative amounts exceed the original loss projections on a pool basis, the net charge-off ratio for the acquired loans is not consistent with the net charge-off ratio for other loan portfolios. The inclusion of these loans in the asset quality ratios described above could result in a lack of comparability across quarters or years, and could negatively impact comparability with other portfolios that were not impacted by acquisition accounting. BB&T believes that the presentation of asset quality measures excluding covered loans and related amounts from both the numerator and denominator provides better perspective into underlying trends related to the quality of its loan portfolio. Accordingly, the asset quality measures in Table 7 present asset quality information both on a consolidated basis as well as excluding the covered assets and related amounts. In addition, BB&T has excluded mortgage loans that are guaranteed by the government, primarily FHA/VA loans, from its asset quality metrics as these loans are recoverable through various government guarantees. Finally, BB&T has recorded certain amounts related to delinquent GNMA loans serviced for others that BB&T has the option, but not the obligation, to repurchase and has effectively regained control. These amounts are also excluded from asset quality metrics as reimbursement of insured amounts is proceeding in accordance with investor guidelines. The amount of government guaranteed mortgage loans and GNMA loans serviced for others that have been excluded are noted in the footnotes to Table 6.

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

The following tables summarize asset quality information for the past five quarters:

Table 6
Asset Quality

	Three Months Ended
	9/30/2012	6/30/2012	3/31/2012	12/31/2011	9/30/2011

	(Dollars in millions)
Nonperforming assets (1)
Nonaccrual loans and leases
Commercial:
Commercial and industrial	$597	$620	$685	$582	$579
Commercial real estate - other	259	301	312	394	438
Commercial real estate - residential ADC	204	241	312	376	428
Direct retail lending	134	133	139	142	151
Sales finance	7	13	15	7	7
Residential mortgage	266	263	320	308	298
Other lending subsidiaries	73	76	60	63	56
Total nonaccrual loans and leases held for investment	1,540	1,647	1,843	1,872	1,957
Loans held for sale	―	―	―	―	26
Total nonaccrual loans and leases	1,540	1,647	1,843	1,872	1,983
Foreclosed real estate (2)	139	221	378	536	950
Other foreclosed property	39	29	35	42	36
Total nonperforming assets (excluding covered assets) (1)(2)	$1,718	$1,897	$2,256	$2,450	$2,969

Performing troubled debt restructurings (TDRs) (3)
Commercial:
Commercial and industrial	$66	$62	$76	$74	$64
Commercial real estate - other	75	78	82	117	124
Commercial real estate - residential ADC	25	28	30	44	55
Direct retail lending	120	114	117	146	141
Sales finance	7	7	7	8	6
Revolving credit	58	58	61	62	63
Residential mortgage (6)	646	636	589	608	568
Other lending subsidiaries	77	69	53	50	46
Total performing TDRs (3)(6)	$1,074	$1,052	$1,015	$1,109	$1,067

Loans 90 days or more past due and still accruing
Commercial:
Commercial and industrial	$1	$2	$2	$2	$1
Commercial real estate - other	―	―	1	―	2
Direct retail lending	41	39	49	56	54
Sales finance	11	11	13	18	19
Revolving credit	14	13	14	17	15
Residential mortgage (7)(9)	80	78	72	104	91
Other lending subsidiaries	5	4	6	5	5
Total loans 90 days or more past due and still accruing (excluding
covered loans) (4)(7)(9)	$152	$147	$157	$202	$187

Loans 30-89 days past due
Commercial:
Commercial and industrial	$41	$53	$62	$85	$76
Commercial real estate - other	9	16	26	22	27
Commercial real estate - residential ADC	8	9	8	14	27
Direct retail lending	136	119	135	162	149
Sales finance	53	49	50	75	67
Revolving credit	21	20	20	22	23
Residential mortgage (8)(10)	501	423	397	479	445
Other lending subsidiaries	259	218	172	273	243
Total loans 30 - 89 days past due (excluding covered loans) (5)(8)(10)	$1,028	$907	$870	$1,132	$1,057

(1)	Covered and other acquired loans are considered to be performing due to the application of the accretion method. Covered loans that are contractually past due are noted in the footnotes below.
(2)	Excludes foreclosed real estate totaling $289 million, $310 million, $364 million, $378 million, and $355 million at September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011, and September 30, 2011, respectively, that are covered by FDIC loss sharing agreements.
(3)	Excludes TDRs that are nonperforming totaling $225 million, $219 million, $263 million, $280 million and $319 million at September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011, and September 30, 2011, respectively. These amounts are included in total nonperforming assets.
(4)	Excludes loans 90 days or more past due that are covered by FDIC loss sharing agreements totaling $476 million, $613 million, $677 million, $736 million and $872 million at September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011, and September 30, 2011, respectively.
(5)	Excludes loans past due 30-89 days that are covered by FDIC loss sharing agreements totaling $173 million, $199 million, $258 million, $222 million and $211 million at September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011, and September 30, 2011, respectively.
(6)	Excludes restructured mortgage loans that are government guaranteed totaling $275 million, $266 million, $242 million, $236 million and $214 million at September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011, and September 30, 2011, respectively. Includes restructured mortgage loans held for sale.
(7)	Excludes mortgage loans 90 days or more past due that are government guaranteed totaling $233 million, $217 million, $218 million, $206 million and $185 million at September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011, and September 30, 2011, respectively. Includes past due mortgage loans held for sale.
(8)	Excludes mortgage loans past due 30-89 days that are government guaranteed totaling $95 million, $94 million, $82 million, $91 million and $82 million at September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011, and September 30, 2011, respectively. Includes past due mortgage loans held for sale.
(9)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase that are 90 days or more past due totaling $499 million, $453 million, $439 million, $426 million and $389 million at September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011, and September 30, 2011, respectively.
(10)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase that are past due 30-89 days totaling $6 million, $5 million, $5 million, $7 million and $7 million at September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011, and September 30, 2011, respectively.
69

Table 7
Asset Quality Ratios

	As of / For the Three Months Ended
	9/30/2012		6/30/2012		3/31/2012		12/31/2011		9/30/2011
Asset Quality Ratios (including covered assets)
Loans 30 - 89 days past due and still accruing as a
percentage of total loans and leases (1)(2)	1.02%		0.97%		1.02%		1.22%		1.18%
Loans 90 days or more past due and still accruing as a
percentage of total loans and leases (1)(2)	0.53		0.67		0.75		0.84		0.99
Nonperforming loans and leases as a percentage of total
loans and leases	1.31		1.45		1.67		1.68		1.85
Nonperforming assets as a percentage of:
Total assets	1.10		1.24		1.50		1.62		1.98
Loans and leases plus foreclosed property	1.70		1.93		2.35		2.52		3.05
Net charge-offs as a percentage of average loans and leases	1.05		1.21		1.28		1.44		1.57
Allowance for loan and lease losses as a percentage of loans
and leases held for investment	1.80		1.91		2.02		2.10		2.25
Ratio of allowance for loan and lease losses to:
Net charge-offs	1.69	x	1.57	x	1.54	x	1.45	x	1.42	x
Nonperforming loans and leases held for investment	1.33		1.29		1.18		1.21		1.20

Asset Quality Ratios (excluding covered assets) (3)
Loans 30 - 89 days past due and still accruing as a
percentage of total loans and leases (1)(2)	0.90%		0.83%		0.82%		1.06%		1.03%
Loans 90 days or more past due and still accruing as a
percentage of total loans and leases (1)(2)	0.13		0.13		0.15		0.19		0.18
Nonperforming loans and leases as a percentage of total
loans and leases	1.35		1.50		1.74		1.76		1.94
Nonperforming assets as a percentage of:
Total assets	0.97		1.09		1.33		1.45		1.83
Loans and leases plus foreclosed property	1.51		1.72		2.12		2.29		2.88
Net charge-offs as a percentage of average loans and
leases	1.08		1.22		1.28		1.46		1.44
Allowance for loan and lease losses as a percentage of loans
and leases held for investment	1.73		1.86		1.97		2.05		2.25
Ratio of allowance for loan and lease losses to:
Net charge-offs	1.59	x	1.52	x	1.51	x	1.40	x	1.55	x
Nonperforming loans and leases held for investment	1.24		1.21		1.11		1.13		1.15

	As of/For the
	Nine Months Ended
	September 30,
	2012		2011
Asset Quality Ratios
Including covered loans:
Net charge-offs as a percentage of average loans and leases	1.18%		1.61%
Ratio of allowance for loan and lease losses to net charge-offs	1.54	x	1.39	x
Excluding covered loans:
Net charge-offs as a percentage of average loans and leases (4)	1.19%		1.63%
Ratio of allowance for loan and lease losses to net charge-offs	1.49	x	1.38	x

Applicable ratios are annualized.

(1)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase. Refer to the footnotes of Table 6 for amounts related to these loans.
(2)	Excludes mortgage loans guaranteed by the government. Refer to the footnotes of Table 6 for amounts related to these loans.
(3)	These asset quality ratios have been adjusted to remove the impact of covered loans and covered foreclosed property. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios.
70

Management believes the inclusion of covered loans in certain asset quality ratios that include nonperforming assets, past due loans or net charge-offs in the numerator or denominator results in distortion of these ratios and they may not be comparable to other periods presented or to other portfolios that were not impacted by purchase accounting.
(4)	Excluding the impact of losses and balances associated with BB&T’s NPA disposition strategy, the adjusted net charge-offs ratio would have been 1.52% for the nine months ended September 30, 2011.

Certain of BB&T’s residential mortgage loans have an initial period where the borrower is only required to pay the periodic interest. After the interest period, the loan will require both the payment of interest and principal over the remaining term. As of September 30, 2012, approximately 8.8% of the outstanding balance of residential mortgage loans is in the interest-only phase, compared to 11.2% at December 31, 2011. Approximately 36.4% of the interest only balances at September 30, 2012, will begin amortizing within the next three years. As of September 30, 2012, 4.2% of these interest-only loans are 30 days or more past due and still accruing and 2.6% are on nonaccrual status, compared to 4.3% and 2.8%, respectively, at December 31, 2011.

BB&T’s home equity lines, which are a component of the direct retail portfolio, generally require the payment of interest only during the first 15 years after origination. After this initial period, the outstanding balance begins amortizing and requires the payment of both interest and principal. At September 30, 2012 and December 31, 2011, approximately 65.9% of the outstanding balance of home equity lines is currently in the interest-only phase and less than 5% of these balances will begin amortizing within the next three years. The delinquency rate of interest-only lines is similar to amortizing lines.

The following table presents the changes in nonperforming assets, excluding covered foreclosed property, during the nine months ended 2012 and 2011.

Table 8
Rollforward of Nonperforming Assets

		Nine Months Ended September 30,
		2012	2011

		(Dollars in millions)
	Balance at January 1,	$2,450	$3,971
	New nonperforming assets	1,904	2,511
	Advances and principal increases	115	72
	Acquired in BankAtlantic purchase	29	―
	Disposals of foreclosed assets	(611)	(755)
	Disposals of nonperforming loans (1)	(574)	(920)
	Charge-offs and losses	(783)	(1,214)
	Payments	(492)	(477)
	Transfers to performing status	(321)	(225)
	Other, net	1	6
	Balance at September 30,	$1,718	$2,969

(1)	Includes charge-offs and losses recorded upon sale of $169 million and $162 million for the nine months ended September 30, 2012 and 2011, respectively.

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

BB&T’s performing restructured loans, excluding government guaranteed mortgage loans, totaled $1.1 billion at September 30, 2012, a decrease of $35 million, or 3.2%, compared with December 31, 2011. The decline was primarily related to commercial performing restructurings and direct retail restructurings. The decline in direct retail restructurings was largely due to the removal of restructurings due to sustained performance under the modified terms. Residential mortgage loans represent 60.1% of performing restructurings at September 30, 2012. The increase during the third quarter of 2012 in residential mortgage performing restructurings was primarily related to nonperforming restructurings that were returned to accrual status due to meeting the performance criteria for the required time period. The following table provides a summary of commercial performing restructuring activity during the nine months ended September 30, 2012 and 2011.

Table 9
Rollforward of Commercial Performing Restructured Loans

	Nine Months Ended September 30,
	2012	2011

	(Dollars in millions)
Balance at January 1,	$235	$657
Inflows	106	96
Payments and payoffs	(32)	(213)
Transfers to nonperforming restructurings, net	(52)	(147)
Removal due to the passage of time	(53)	(78)
Non-concessionary re-modifications	(38)	(72)
Balance at September 30,	$166	$243

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

The following table provides further details regarding the payment status of restructurings outstanding at September 30, 2012:

Table 10
Troubled Debt Restructurings

	September 30, 2012
			Past Due				Past Due
	Current Status		30-89 Days (1)				90 Days Or More (1)				Total

	(Dollars in millions)
Performing restructurings:
Commercial loans:
Commercial and industrial	$66	100.0%	$	―	―	%	$	―	―	%	$66
Commercial real estate - other	74	98.7		1	1.3			―	―		75
Commercial real estate - residential ADC	24	96.0		1	4.0			―	―		25
Direct retail lending	114	95.0		5	4.2			1	0.8		120
Sales finance	6	85.7		―	―			1	14.3		7
Revolving credit	46	79.4		6	10.3			6	10.3		58
Residential mortgage (2)	543	84.1		93	14.4			10	1.5		646
Other lending subsidiaries	68	88.3		9	11.7			―	―		77
Total performing restructurings (2)	941	87.6		115	10.7			18	1.7		1,074
Nonperforming restructurings (3)	71	31.5		31	13.8			123	54.7		225
Total restructurings (2)	$1,012	77.9		$146	11.2			$141	10.9		$1,299

(1)	Past due performing restructurings are included in past due disclosures.
(2)	Excludes restructured mortgage loans that are government guaranteed totaling $275 million.
(3)	Nonperforming restructurings are included in nonaccrual loan disclosures.

Allowance for Credit Losses

The allowance for credit losses, which consists of the allowance for loan and lease losses and the reserve for unfunded lending commitments, totaled $2.1 billion and $2.3 billion at September 30, 2012 and December 31, 2011, respectively. The allowance for loan and lease losses amounted to 1.80% of loans and leases held for investment at September 30, 2012 (or 1.73% excluding covered loans), compared to 2.10% (or 2.05% excluding covered loans) at year-end 2011. The decline in the allowance for loan and lease losses, including the unallocated portion, reflects continued improvement in the credit quality of the loan portfolio. The decrease in the overall allowance reflects reductions in commercial real estate, residential mortgage and revolving credit due to updates to loss estimate factors, which were partially offset by increases for commercial and industrial, direct retail, and other lending subsidiaries loans. The percentage of the allowance for impaired loans to their recorded investment decreased from 15.4% at December 31, 2011 to 14.2% at September 30, 2012, primarily due to declines for residential mortgage and commercial real estate – ADC loans. The ratio of the allowance for loan and lease losses to nonperforming loans held for investment, excluding covered loans, was 1.24x at September 30, 2012 compared to 1.13x at December 31, 2011.

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

BB&T has limited ability to monitor the delinquency status of the first lien unless the first lien is held or serviced by BB&T. As a result, using migration assumptions that are based on historical experience adjusted for current trends, BB&T estimates the volume of second lien positions where the first lien is delinquent and appropriately adjusts the allowance to reflect the increased risk of loss on these credits. Finally, BB&T also provides additional reserves to second lien positions when the estimated combined current loan to value ratio exceeds 100%. As of September 30, 2012, BB&T held or serviced the first lien on 39% of its second lien positions.

BB&T’s net charge-offs totaled $305 million for the third quarter of 2012 and amounted to 1.05% of average loans and leases (or 1.08% excluding covered loans), compared to $419 million, or 1.57% of average loans and leases (or 1.44% excluding covered loans), in the third quarter of 2011. For the nine months ended September 30, 2012, net charge-offs were $994 million and amounted to 1.18% of average loans and leases (or 1.19% excluding covered loans), compared to $1.3 billion, or 1.61% of average loans and leases (or 1.63% excluding covered loans), in the same period of 2011. Net charge-offs for the first nine months of 2011 included $87 million related to the sale of problem residential mortgage loans. Management expects that the level of net charge-offs in the fourth quarter of 2012 will be in a range similar to the third quarter and trend lower thereafter, excluding any impact arising from the evaluation of the bank regulatory guidance related to loans that have been discharged in bankruptcy and not reaffirmed by the borrower.

Charge-offs related to covered loans represent realized losses in certain acquired loan pools that exceed the amounts originally estimated at the acquisition date. This impairment, which is subject to the loss sharing agreements, was provided for in prior quarters and therefore the charge-offs have no income statement impact.

Refer to Note 4 “Allowance for Credit Losses” in the “Notes to Consolidated Financial Statements” for additional disclosures.

The following table presents an allocation of the allowance for loan and lease losses at September 30, 2012 and December 31, 2011. This allocation of the allowance for loan and lease losses is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 11
Allocation of Allowance for Loan and Lease Losses by Category

	September 30, 2012		December 31, 2011
		% Loans		% Loans
		in each		in each
	Amount	category	Amount	category

	(Dollars in millions)
Balances at end of period applicable to:
Commercial:
Commercial and industrial	$541	33.2%	$433	33.9%
Commercial real estate - other	238	9.6	334	9.9
Commercial real estate - residential ADC	101	1.3	286	1.9
Direct retail lending	281	13.8	232	13.5
Sales finance	28	6.8	38	6.9
Revolving credit	99	2.0	112	2.1
Residential mortgage	299	21.3	365	19.2
Other lending subsidiaries	247	8.8	197	8.1
Covered	137	3.2	149	4.5
Unallocated	80	―	110	―
Total allowance for loan and lease losses	2,051	100.0%	2,256	100.0%

Reserve for unfunded lending commitments	45		29

Total allowance for credit losses	$2,096		$2,285
74

Information related to BB&T’s allowance for loan and lease losses for the last five quarters is presented in the following table.

Table 12
Analysis of Allowance for Credit Losses

	Three Months Ended
	9/30/2012	6/30/2012	3/31/2012	12/31/2011	9/30/2011

	(Dollars in millions)
Allowance For Credit Losses
Beginning balance	$2,157	$2,221	$2,285	$2,406	$2,575
Provision for credit losses (excluding covered loans)	244	259	285	223	243
Provision for covered loans	―	14	3	49	7
Charge-offs:
Commercial loans and leases
Commercial and industrial	(84)	(92)	(63)	(81)	(102)
Commercial real estate - other	(40)	(51)	(73)	(60)	(64)
Commercial real estate - residential ADC	(35)	(74)	(54)	(92)	(61)
Direct retail lending	(57)	(56)	(57)	(58)	(74)
Sales finance	(5)	(7)	(7)	(8)	(7)
Revolving credit	(20)	(20)	(22)	(21)	(23)
Residential mortgage	(35)	(30)	(42)	(45)	(41)
Other lending subsidiaries	(58)	(47)	(60)	(53)	(42)
Covered loans	(2)	(12)	(15)	(13)	(53)
Total charge-offs	(336)	(389)	(393)	(431)	(467)

Recoveries:
Commercial loans and leases
Commercial and industrial	4	4	4	6	9
Commercial real estate - other	3	3	3	3	6
Commercial real estate - residential ADC	2	23	8	5	9
Direct retail lending	9	8	10	10	10
Sales finance	2	2	3	2	2
Revolving credit	5	4	5	5	4
Residential mortgage	―	1	1	2	1
Other lending subsidiaries	6	7	7	5	7
Total recoveries	31	52	41	38	48
Net charge-offs	(305)	(337)	(352)	(393)	(419)
Ending balance	$2,096	$2,157	$2,221	$2,285	$2,406

Allowance For Credit Losses:
Allowance for loan and lease losses
(excluding covered loans)	$1,914	$1,987	$2,044	$2,107	$2,242
Allowance for covered loans	137	139	137	149	113
Reserve for unfunded lending commitments	45	31	40	29	51
Total allowance for credit losses	$2,096	$2,157	$2,221	$2,285	$2,406

		Nine Months Ended
		September 30,
		2012	2011

		(Dollars in millions)
Allowance For Credit Losses
	Beginning balance	$2,285	$2,755
	Provision for credit losses (excluding covered loans)	788	896
	Provision for covered loans	17	22
	Charge-offs:
	Commercial loans and leases
	Commercial and industrial	(239)	(242)
	Commercial real estate - other	(164)	(213)
	Commercial real estate - residential ADC	(163)	(210)
	Direct retail lending	(170)	(218)
	Sales finance	(19)	(24)
	Revolving credit	(62)	(74)
	Residential mortgage (1)	(107)	(224)
	Other lending subsidiaries	(165)	(137)
	Covered loans	(29)	(53)
	Total charge-offs (1)	(1,118)	(1,395)

	Recoveries:
	Commercial loans and leases
	Commercial and industrial	12	22
	Commercial real estate - other	9	15
	Commercial real estate - residential ADC	33	20
	Direct retail lending	27	27
	Sales finance	7	7
	Revolving credit	14	14
	Residential mortgage	2	3
	Other lending subsidiaries	20	20
	Total recoveries	124	128
	Net charge-offs (1)	(994)	(1,267)
	Ending balance	$2,096	$2,406

(1)	Includes net charge-offs of $87 million in mortgage loans during 2011 in connection with BB&T's NPA disposition strategy.

Deposits

The following table presents the composition of average deposits for the three and nine months ended September 30, 2012 and 2011:

Table 13
Composition of Average Deposits

	Three Months Ended September 30,
	2012		2011
	Balance	% of total	Balance	% of total

	(Dollars in millions)
Noninterest-bearing deposits	$29,990	23.3%	$23,370	20.3%
Interest checking	20,157	15.7	19,004	16.5
Money market and savings	47,500	36.9	42,174	36.7
Certificates and other time deposits	30,727	23.9	30,140	26.2
Foreign office deposits - interest-bearing	321	0.2	368	0.3
Total average deposits	$128,695	100.0%	$115,056	100.0%

	Nine Months Ended September 30,
	2012		2011
	Balance	% of total	Balance	% of total

	(Dollars in millions)
Noninterest-bearing deposits	$27,943	22.1%	$22,179	20.3%
Interest checking	19,928	15.8	18,326	16.8
Money market and savings	46,578	36.9	40,108	36.8
Certificates and other time deposits	31,620	25.1	27,657	25.4
Foreign office deposits - interest-bearing	156	0.1	810	0.7
Total average deposits	$126,225	100.0%	$109,080	100.0%

The acquisition of BankAtlantic on July 31, 2012 resulted in an increase to average deposits for the third quarter and first nine months of 2012 of $2.3 billion and $770 million, respectively. Average deposits for the third quarter of 2012 increased $13.6 billion, or 11.9%, compared to the same period in 2011. The mix of the portfolio has continued to improve with growth of $6.6 billion in noninterest-bearing and $6.5 billion in lower-cost interest-bearing deposits. Certificates and other time deposits also increased $587 million, while the cost for these products declined 48 basis points. The growth in certificates and other time deposits was primarily due to the strategy executed in the latter half of 2011 to attract high-quality corporate clients in connection with meeting the proposed Basel III liquidity guidelines. Partially offsetting the growth in these categories was a decline of $47 million in foreign-office deposits as the strong deposit growth reduced the need for these types of funding sources. Growth in noninterest-bearing deposits was led by commercial accounts, which contributed $4.5 billion of the growth in this category. Noninterest-bearing deposits for retail accounts and public funds grew $1.1 billion and $929 million, respectively. The increase in interest checking and money market and savings accounts was evenly split between retail and commercial accounts, with retail and commercial accounts increasing $3.7 billion and $3.6 billion, respectively. Partially offsetting the growth in these accounts was a decrease in public funds, which declined $886 million. The cost of interest-bearing deposits was 0.42% for the third quarter of 2012, a decrease of 23 basis points compared to the same period of 2011.

Average deposits for the nine months ended 2012 increased $17.1 billion, or 15.7%, compared to the same period in 2011. The mix of the portfolio has continued to improve with growth of $5.8 billion in noninterest-bearing and $8.1 billion in lower-cost interest-bearing deposits. Certificates and other time deposits also increased $4.0 billion, while the cost for these products declined 63 basis points. Partially offsetting the growth in these categories was a decline of $654 million in average foreign-office deposits, as the strong deposit growth reduced the need for these types of funding sources.

Management expects more modest growth in deposits in the fourth quarter of 2012 compared to that achieved in the third quarter of 2012, but with continuing improvement in mix and lower deposit costs.

Borrowings

At September 30, 2012, short-term borrowings totaled $3.1 billion, a decrease of $473 million, or 13.3%, compared to December 31, 2011. Long-term debt totaled $19.2 billion at September 30, 2012, a decrease of $2.6 billion, or 11.8%, from the balance at December 31, 2011. The decrease in long-term debt reflects the redemption of $3.3 billion of junior subordinated debt and the maturity of $1.0 billion in senior debt. The redemption of the junior subordinated debt was initiated based on the early redemption provisions of the related trust preferred securities due to the fact that they will no longer qualify for Tier 1 capital treatment.

These decreases in long-term debt were partially offset by the issuance of $750 million of senior notes in August 2012, with an interest rate of 1.60% due August 2017, $750 million of senior notes in March 2012, with an interest rate of 2.15% due March 2017, and $300 million in subordinated notes in March 2012, with an interest rate of 3.95% due March 2022.

Shareholders’ Equity

Total shareholders’ equity at September 30, 2012 was $20.5 billion, an increase of 17.5% compared to December 31, 2011. The increase was driven by net proceeds of $1.7 billion of Tier 1 qualifying non-cumulative perpetual preferred stock and earnings in excess of dividends declared. BB&T’s book value per common share at September 30, 2012 was $26.88, compared to $24.98 at December 31, 2011.

Shareholders’ equity increased $989 million due to earnings available to common shareholders in excess of dividends declared. In addition, accumulated other comprehensive income improved $304 million, primarily as a result of an increase in the fair value of the available-for-sale securities portfolio.

On October 31, 2012, BB&T issued $450 million of the Company’s Series F Non-Cumulative Perpetual Preferred Stock. Dividends on the Series F Preferred Stock, if declared, accrue and are payable quarterly, in arrears, at a rate of 5.20% per annum.

BB&T’s Tier 1 common equity was $11.9 billion at September 30, 2012, an increase of $243 million compared to December 31, 2011. Growth resulting from earnings during the first nine months of 2012 was partially offset by an increase in intangible assets added in the Crump Insurance and Bank Atlantic acquisitions. BB&T’s tangible book value per common share at September 30, 2012 was $17.02 compared to $16.73 at December 31, 2011. As of September 30, 2012, measures of tangible capital were not required by the regulators and, therefore, were considered non-GAAP measures. Refer to the section titled “Capital Adequacy and Resources” herein for a discussion of how BB&T calculates and uses these measures in the evaluation of the Company.

Merger-Related and Restructuring Activities

At September 30, 2012 and December 31, 2011, there were $44 million and $20 million, respectively, of merger-related and restructuring accruals. Merger and restructuring accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at September 30, 2012 are expected to be utilized within one year, unless they relate to specific contracts that expire later.

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

BB&T uses derivatives primarily to manage economic risk related to securities, commercial loans, mortgage servicing rights, mortgage banking operations, long-term debt and other funding sources. BB&T also uses derivatives to facilitate transactions on behalf of its clients. As of September 30, 2012, BB&T had derivative financial instruments outstanding with notional amounts totaling $81.4 billion. The estimated net fair value of open contracts was a loss of $47 million at September 30, 2012. See Note 15 “Derivative Financial Instruments” in the “Notes to Consolidated Financial Statements” herein for additional disclosures.

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

Table 14
Interest Sensitivity Simulation Analysis

			Annualized Hypothetical
Interest Rate Scenario			Percentage Change in
Linear	Prime Rate		Net Interest Income
Change in	September 30,		September 30,
Prime Rate	2012	2011	2012	2011
2.00%	5.25%	5.25%	3.66%	2.68%
1.00	4.25	4.25	2.23	1.14
No Change	3.25	3.25	―	―
(0.25)	3.00	3.00	(0.26)	0.22

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

Management must also consider how the balance sheet and interest rate risk position could be impacted by changes in balance sheet mix. Liquidity in the banking industry has been very strong during the current economic downturn. Much of this liquidity increase has been due to a significant increase in noninterest-bearing demand deposits. Consistent with the industry, Branch Bank has seen a significant increase in this funding source. The behavior of these deposits is one of the most important assumptions used in determining the interest rate risk position of BB&T. A loss of these deposits in the future would reduce the asset sensitivity of BB&T’s balance sheet as the company increases interest-bearing funds to offset the loss of this advantageous funding source.

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

Table 15
Deposit Mix Sensitivity Analysis

			Results Assuming a Decrease in
	Increase in	Base Scenario	Noninterest Bearing Demand Deposits
	Rates	at September 30, 2012 (1)	$1 Billion	$5 Billion
	2.00%	3.66%	3.41%	2.43%
	1.00	2.23	2.08	1.48

(1)	The base scenario is equal to the annualized hypothetical percentage change in net interest income at September 30, 2012 as presented in Table 14.

The following table shows the effect that the indicated changes in interest rates would have on EVE. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related and other assets, cash flows and maturities of derivative financial instruments, loan volumes and pricing and deposit sensitivity. The resulting change in the economic value of equity reflects the level of sensitivity that EVE has in relation to changing interest rates.

Table 16
Economic Value of Equity ("EVE") Simulation Analysis

			Hypothetical Percentage
	EVE/Assets		Change in EVE
Change in	September 30,		September 30,
Rates	2012	2011	2012	2011
2.00%	7.0%	7.2%	17.9%	23.5%
1.00	6.7%	6.7	12.5	15.0
No Change	5.9%	5.8	―	―
(0.25)	5.7%	5.5	(4.5)	(5.4)

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

The average VaR for the three months ended September 30, 2012 was approximately $240 thousand. Maximum daily VaR was approximately $400 thousand, and the low daily VaR was approximately $100 thousand during this same period, respectively.

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

BB&T monitors key liquidity metrics at both the Parent Company and Branch Bank. Liquidity at the Parent Company is more susceptible to market disruptions. BB&T prudently manages cash levels at the Parent Company to cover a minimum of one year of projected contractual cash outflows which includes unfunded external commitments, debt service, preferred dividends and scheduled debt maturities without the benefit of any new cash infusions. Generally, BB&T maintains a significant buffer above the projected one year of contractual cash outflows. In determining the buffer, BB&T considers cash for common dividends, unfunded commitments to affiliates, being a source of strength to its banking subsidiaries, and being able to withstand sustained market disruptions which may limit access to the credit markets. As of September 30, 2012, and December 31, 2011, the Parent Company had 25 months and 23 months, respectively, of cash on hand to satisfy projected contractual cash outflows as described above.

BB&T also monitors the ability to meet customer demand for funds under both normal and stressed market conditions. In considering its liquidity position, management evaluates BB&T’s funding mix based on client core funding, client rate-sensitive funding and non-client rate-sensitive funding. In addition, management also evaluates exposure to rate-sensitive funding sources that mature in one year or less. Management also measures liquidity needs against 30 days of stressed cash outflows for Branch Bank. To ensure a strong liquidity position, management maintains a liquid asset buffer of cash on hand and highly liquid unpledged securities. The Company has established a policy that the liquid asset buffer would be a minimum of 5% of total assets, but intends to maintain the ratio well in excess of this level. As of September 30, 2012, and December 31, 2011, BB&T’s liquid asset buffer was 12.9% and 13.5%, respectively, of total assets.

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

Capital Adequacy and Resources

The maintenance of appropriate levels of capital is a management priority and is monitored on a regular basis. BB&T’s principal goals related to the maintenance of capital are to provide adequate capital to support BB&T’s risk profile consistent with the Board-approved risk appetite, provide financial flexibility to support future growth and client needs, comply with relevant laws, regulations, and supervisory guidance, achieve optimal credit ratings for BB&T and its subsidiaries and provide a competitive return to shareholders. Refer to the section titled “Capital” in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2011 for additional information with regard to BB&T’s capital requirements.

Management regularly monitors the capital position of BB&T on both a consolidated and bank level basis. Capital ratios are determined using operating forecasts and plans as well as stressed scenarios. In this regard, management’s overriding policy is to maintain capital at levels that are in excess of the operating capital guidelines, which are above the regulatory “well capitalized” levels. Management has recently implemented stressed capital ratio minimum guidelines to evaluate whether capital levels are sufficient to withstand the impact of plausible, severe economic downturns or bank-specific events. The following table presents the minimum capital ratios:

Table 17
BB&T's Internal Capital Guidelines
	Operating	Stressed
Tier 1 Capital Ratio	9.50%	7.50%
Total Capital Ratio	11.50	9.50
Tier 1 Leverage Capital Ratio	6.50	5.00
Tangible Capital Ratio	5.50	4.00
Tier 1 Common Equity Ratio	8.00	6.00

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

Table 18
Capital Ratios (1)

	As of / For the Three Months Ended
	9/30/12	6/30/12	3/31/12	12/31/11	9/30/11

	(Dollars in millions, shares in thousands)
Risk-based:
Tier 1	10.9%	10.2%	12.8%	12.5%	12.6%
Total	14.0	13.5	16.2	15.7	16.1
Leverage capital	7.9	7.3	9.1	9.0	9.2

Non-GAAP capital measures (2)
Tangible common equity as a percentage of
tangible assets	6.8	6.9	7.1	6.9	7.1
Tier 1 common equity as a percentage of
risk-weighted assets	9.5	9.7	10.0	9.7	9.8

Calculations of Tier 1 common equity and
tangible assets and related measures:
Tier 1 equity	$13,590	$12,383	$15,207	$14,913	$14,696
Less:
Preferred stock	1,679	559	―	―	―
Qualifying restricted core capital
elements	5	―	3,250	3,250	3,249
Tier 1 common equity	$11,906	$11,824	$11,957	$11,663	$11,447

Total assets	$182,021	$178,529	$174,752	$174,579	$167,677
Less:
Intangible assets, net of deferred taxes	7,239	6,950	6,402	6,406	6,330
Plus:
Regulatory adjustments, net of
deferred taxes	81	239	327	421	99
Tangible assets	$174,863	$171,818	$168,677	$168,594	$161,446

Total risk-weighted assets (3)	$125,164	$121,922	$119,042	$119,725	$117,020
Tangible common equity as a percentage of
tangible assets	6.8%	6.9%	7.1%	6.9%	7.1%
Tier 1 common equity as a percentage of risk-
weighted assets	9.5	9.7	10.0	9.7	9.8
Tier 1 common equity	$11,906	$11,824	$11,957	$11,663	$11,447
Outstanding shares at end of period	699,541	698,795	698,454	697,143	697,101
Tangible book value per common share	$17.02	$16.92	$17.12	$16.73	$16.42

(1)	Current quarter regulatory capital information is preliminary.
(2)	Tangible common equity and Tier 1 common equity ratios are non-GAAP measures. BB&T uses the Tier 1 common equity definition used in the SCAP assessment to calculate these ratios. BB&T’s management uses these measures to assess the quality of capital and believes that investors may find them useful in their analysis of the Corporation. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies.
(3)	Risk-weighted assets are determined based on regulatory capital requirements. Under the regulatory framework for determining risk-weighted assets each asset class is assigned a risk-weighting of 0%, 20%, 50% or 100% based on the underlying risk of the specific asset class. In addition, off-balance sheet exposures are first converted to a balance sheet equivalent amount and subsequently assigned to one of the four risk-weightings.

Table 19
Estimated Basel III Capital Ratios (1)

		September 30,	December 31,
		2012	2011 (2)

		(Dollars in millions)
	Tier 1 common equity under Basel I definition	$11,906	$11,663
	Adjustments:
	Other comprehensive income related to AFS securities, defined benefit
	pension and other postretirement employee benefit plans	(226)	(553)
	Deduction for net defined benefit pension asset	―	(423)
	Other adjustments	(54)	57
	Estimated Tier 1 common equity under Basel III definition	$11,626	$10,744
	Estimated risk-weighted assets under Basel III definition - U.S.	$145,848
	Estimated risk-weighted assets under Basel III definition - International	126,572	$122,600
	Estimated Tier 1 common equity as a percentage of risk-weighted assets
	Basel III definition - U.S.	8.0%
	Basel III definition - International	9.2	8.8%

(1)	The Basel III calculations are non-GAAP measures and reflect adjustments for the related elements as proposed by regulatory authorities, which are subject to change. BB&T management uses these measures to assess the quality of capital and believes that investors may find them useful in their analysis of the Corporation. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies.
(2)	Tier 1 common equity ratio using Basel III proposals prior to the Notice of Proposed Rulemaking that was published June 7, 2012 for U.S.-based institutions.

The Tier 1 common equity ratio was 9.5% at September 30, 2012. The decrease in this measure compared to the second quarter of 2012 was primarily due to the BankAtlantic acquisition, as a result of the intangible assets associated with that acquisition. As of September 30, 2012, management currently estimates the Tier 1 common ratio under the currently proposed U.S. and international Basel III standards to be 8.0% and 9.2%, respectively. The proposed U.S. Basel III standards incorporate changes to the risk-weighting of loans secured by residential properties, requiring consideration of loan-to-value ratios in determining risk-weighting. In addition, the credit conversion factor for unfunded lending commitments was increased. Management’s estimate of the Tier 1 common ratio under the proposed U.S. Basel III standards does not include any mitigation strategies to improve capital levels, which management believes will have a significant positive impact on this measure. Refer to Table 19 for a reconciliation of how BB&T calculates the Tier 1 common equity ratio under the proposed Basel III capital guidelines.

The increase in BB&T’s regulatory risk-based capital ratios compared to the second quarter of 2012 was primarily due to the issuance of Tier 1 qualifying non-cumulative preferred stock during the third quarter of 2012. The preferred stock issued has no stated maturity and redemption is solely at the option of the Company. Under current rules, any redemption of the preferred stock is subject to prior approval of the Board of Governors of the Federal Reserve System. Dividends, if declared, accrue and are payable quarterly, in arrears, at a rate of 5.625% per annum.

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

Table 20
Share Repurchase Activity

				Maximum Remaining
				Number of Shares
	Total	Average	Total Shares Purchased	Available for Repurchase
	Shares	Price Paid	Pursuant to	Pursuant to
	Repurchased (1)	Per Share (2)	Publicly-Announced Plan	Publicly-Announced Plan

	(Shares in thousands)

July 1-31, 2012	18	$30.44	―	44,139
August 1-31, 2012	2	31.59	―	44,139
September 1-30, 2012	12	31.86	―	44,139
Total	32	$31.06	―	44,139

(1)	Repurchases reflect shares exchanged or surrendered in connection with the exercise of equity-based awards under BB&T’s equity-based compensation plans.
(2)	Excludes commissions.
85

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

ITEM 1A. RISK FACTORS

The following discussion updates a risk factor that was previously included in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to the other risk factors disclosed. Additional risks and uncertainties not currently known to BB&T or that management has deemed to be immaterial also may materially adversely affect BB&T’s business, financial condition, and/or operating results.

BB&T faces systems failure risks as well as cyber-security risks, including “denial of service,” “hacking” and “identity theft” that could adversely affect BB&T’s business and financial performance, or BB&T’s reputation.

The computer systems and network infrastructure BB&T and its third-party service providers use could be vulnerable to unforeseen problems. BB&T’s operations are dependent upon its ability to protect computer equipment against damage from fire, power loss or telecommunication failure. Any damage or failure that causes an interruption in BB&T’s operations could adversely affect its business and financial results.

In addition, BB&T’s computer systems and network infrastructure present security risks, and could be susceptible to cyber-attacks, such as denial of service attacks, hacking, terrorist activities or identity theft. For example, in October 2012, a hacker group launched a denial of service attack against a number of large financial services institutions, including BB&T. This event did not result in a breach of BB&T’s client data and account information remained secure; however, the attack did adversely affect the performance of BB&T’s website, www.bbt.com, and in some instances prevented customers from accessing BB&T’s website. While the event was resolved within approximately one day and primarily resulted in inconvenience, future cyber-attacks could be more disruptive and damaging. Hacking and identity theft risks, in particular, could cause serious reputational harm. Cyber threats are rapidly evolving and BB&T may not be able to anticipate or prevent all such attacks. BB&T may incur increasing costs in an effort to minimize these risks and could be held liable for any security breach or loss.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Refer to “Share Repurchase Activity” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section herein.

ITEM 6. EXHIBITS

3(i)	Articles of incorporation of the Registrant, as Restated February 25, 2009, and amended May 10, 2010, April 27, 2012, July 24, 2012 and October 26, 2012.

10.1	2012 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Cynthia A. Williams.

10.2	2012 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and William R. Yates.

11	Statement re: Computation of Earnings Per Share.

12	Statement re: Computation of Ratios.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Definition Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BB&T CORPORATION (Registrant)

Date: November 2, 2012	By:	/s/ Daryl N. Bible
Daryl N. Bible, Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 2, 2012	By:	/s/ Cynthia B. Powell
Cynthia B. Powell, Executive Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location

3(i)†	Articles of incorporation of the Registrant, as Restated February 25, 2009, and amended May 10, 2010, April 27, 2012, July 24, 2012 and October 26, 2012.	Filed herewith.

10.1†	2012 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Cynthia A. Williams.	Filed herewith.

10.2†	2012 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Willaim R. Yates.	Filed herewith.

11	Statement re: Computation of Earnings Per Share.	Filed herewith as Note 16.

12†	Statement re: Computation of Ratios.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.

†	Exhibit filed with the Securities and Exchange Commission and available upon request.