Form 10-K
period 2012-12-31
BB&T CORP
filed 2013-03-01
CIK 92230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission File Number: 1-10853

BB&T CORPORATION

(Exact name of Registrant as specified in its Charter)

North Carolina	56-0939887
(State of Incorporation)	(I.R.S. Employer Identification No.)

200 West Second Street Winston-Salem, North Carolina	27101
(Address of principal executive offices)	(Zip Code)

(336) 733-2000

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Name of each exchange on which registered
Common Stock, $5 par value	New York Stock Exchange
Depositary Shares each representing 1/1,000th interest in a share of Series D Non-Cumulative Perpetual Preferred Stock	New York Stock Exchange
Depositary Shares each representing 1/1,000th interest in a share of Series E Non-Cumulative Perpetual Preferred Stock	New York Stock Exchange
Depositary Shares each representing 1/1,000th interest in a share of Series F Non-Cumulative Perpetual Preferred Stock	New York Stock Exchange

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  [X]   No  [  ]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  [  ]   No  [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]   No  [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).     Yes  [X]   No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K.    [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	X		Accelerated filer

Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  [  ]   No  [X]

At January 31, 2013, the Company had 699,826,132 shares of its Common Stock, $5 par value, outstanding. As of June 30, 2012, the aggregate market value of voting stock held by nonaffiliates of the Company was approximately $21.5 billion.

BB&T CORPORATION
Cross Reference Index
December 31, 2012

		Page No.

PART I

Item 1	Business	6

Item 1A	Risk Factors	19

Item 1B	Unresolved Staff Comments - (None to be reported.)

Item 2	Properties	25

Item 3	Legal Proceedings (see Note 15. Commitments and Contingencies)	121

Item 4	Mine Safety Disclosures - (Not applicable.)

PART II

Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25

Item 6	Selected Financial Data	29

Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	30

Item 7A	Quantitative and Qualitative Disclosures About Market Risk (see Market Risk Management)	68

Item 8	Financial Statements and Supplementary Data

	Consolidated Balance Sheets	80

	Consolidated Statements of Income	81

	Consolidated Statements of Comprehensive Income	82

	Consolidated Statements of Changes in Shareholders' Equity	83

	Consolidated Statements of Cash Flows	84

	Notes to Consolidated Financial Statements	85

	Report of Independent Registered Public Accounting Firm	79

	Quarterly Financial Summary	77

Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure - (None to be reported)

Item 9A	Controls and Procedures	78

Item 9B	Other Information - (None to be reported)

PART III

Item 10	Directors, Executive Officers and Corporate Governance	*

Item 11	Executive Compensation	*

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*

Item 13	Certain Relationships and Related Transactions, and Director Independence	*

Item 14	Principal Accounting Fees and Services	*

PART IV

Item 15	Exhibits, Financial Statement Schedules

	Financial Statements - (see Listing in Item 8 above)

	Exhibits	143

	Financial Statement Schedules - (None required)

*	For information regarding executive officers, refer to “Executive Officers of BB&T” in Part I. The other information required by Item 10 is incorporated herein by reference to the information that appears under the headings “Proposal 1-Election of Directors,” “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

The information required by Item 11 is incorporated herein by reference to the information that appears under the headings “Compensation Discussion and Analysis,” “Compensation of Executive Officers,” “Compensation Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation of Directors” in the Registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

For information regarding the registrant’s securities authorized for issuance under equity compensation plans, refer to “Equity Compensation Plan Information” in Part II.

The other information required by Item 12 is incorporated herein by reference to the information that appears under the headings “Security Ownership” and “Compensation of Executive Officers” in the Registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

The information required by Item 13 is incorporated herein by reference to the information that appears under the headings “Corporate Governance Matters” and “Transactions with Executive Officers and Directors” in the Registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

The information required by Item 14 is incorporated herein by reference to the information that appears under the headings “Fees to Auditors” and “Corporate Governance Matters” in the Registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

Glossary of Defined Terms

The following terms are used throughout this Report, including the consolidated financial statements and related notes.

Term	Definition
2004 Plan	2004 Stock Incentive Plan
2006 Repurchase Plan	Plan for the repurchase of up to 50 million shares of BB&T’s common stock
2012 Plan	2012 Incentive Plan
ADC	Acquisition, development and construction
ACL	Allowance for credit losses
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income (loss)
BankAtlantic	BankAtlantic, a federal savings association acquired by BB&T from BankAtlantic Bancorp, Inc.
Basel III	Global regulatory standards on bank capital adequacy and liquidity published by the BCBS
BB&T	BB&T Corporation and subsidiaries
BB&T FSB	BB&T Financial, FSB
BCBS	Basel Committee on Bank Supervision
BHC	Bank holding company
BHCA	Bank Holding Company Act of 1956, as amended
Branch Bank	Branch Banking and Trust Company
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CDI	Core deposit intangible assets
CFPB	Consumer Financial Protection Bureau
Colonial	Collectively, certain assets and liabilities of Colonial Bank acquired by BB&T in 2009
Company	BB&T Corporation and subsidiaries (interchangeable with "BB&T" above)
Council	Financial Stability Oversight Council
CRA	Community Reinvestment Act of 1977
CRE	Commercial real estate
Crump Insurance	The life and property and casualty insurance operations acquired from the Crump Group
DIF	Deposit Insurance Fund administered by the FDIC
Directors’ Plan	Non-Employee Directors’ Stock Option Plan
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings per common share
EU	European Union
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FINRA	Financial Industry Regulatory Authority
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
FTE	Fully taxable-equivalent
FTP	Funds transfer pricing
GAAP	Accounting principles generally accepted in the United States of America
GNMA	Government National Mortgage Association
Grandbridge	Grandbridge Real Estate Capital, LLC
GSE	U.S. government-sponsored enterprise
IMLAFA	International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001
IPV	Independent price verification
IRS	Internal Revenue Service
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
LOB	Line of business

MRLCC	Market Risk, Liquidity and Capital Committee
MSR	Mortgage servicing right
MSRB	Municipal Securities Rulemaking Board
NIM	Net interest margin
NPA	Nonperforming asset
NPL	Nonperforming loan
NPR	Notice of Proposed Rulemaking
NYSE	NYSE Euronext, Inc.
OAS	Option adjusted spread
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
Omnibus Plan	1995 Omnibus Stock Incentive Plan
OREO	Other real estate owned
OTS	Office of Thrift Supervision
OTTI	Other-than-temporary impairment
Parent Company	BB&T Corporation, the parent company of Branch Bank and other subsidiaries
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
Peer Group	Financial holding companies included in the industry peer group index
Reform Act	Federal Deposit Insurance Reform Act of 2005
RMBS	Residential Mortgage-Backed Securities
RMO	Risk Management Organization
RSU	Restricted stock unit
RUFC	Reserve for unfunded lending commitments
S&P	Standard & Poor's
SBIC	Small Business Investment Company
SCAP	Supervisory Capital Assessment Program
SEC	Securities and Exchange Commission
Simulation	Interest Sensitivity Simulation Analysis
TBA	To be announced
TDR	Troubled debt restructuring
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
VA	U.S. Department of Veterans Affairs
VaR	Value-at-risk
VIE	Variable interest entity

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, regarding the financial condition, results of operations, business plans and the future performance of BB&T that are based on the beliefs and assumptions of the management of BB&T and the information available to management at the time that these disclosures were prepared. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “projects,” “may,” “will,” “should,” “could,” and other similar expressions are intended to identify these forward-looking statements. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. Such factors include, but are not limited to, the following:

•	general economic or business conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit or other services;
•	disruptions to the credit and financial markets, either nationally or globally, including the impact of a downgrade of U.S. government obligations by one of the credit ratings agencies and the adverse effects of the ongoing sovereign debt crisis in Europe;
•	changes in the interest rate environment and cash flow reassessments may reduce NIM and/or the volumes and values of loans made or held as well as the value of other financial assets held;
•	competitive pressures among depository and other financial institutions may increase significantly;

•	legislative, regulatory or accounting changes, including changes resulting from the adoption and implementation of the Dodd-Frank Act may adversely affect the businesses in which BB&T is engaged;
•	local, state or federal taxing authorities may take tax positions that are adverse to BB&T;
•	a reduction may occur in BB&T’s credit ratings;
•	adverse changes may occur in the securities markets;
•	competitors of BB&T may have greater financial resources and develop products that enable them to compete more successfully than BB&T and may be subject to different regulatory standards than BB&T;
•	natural or other disasters could have an adverse effect on BB&T in that such events could materially disrupt BB&T’s operations or the ability or willingness of BB&T’s customers to access the financial services BB&T offers;
•	costs or difficulties related to the integration of the businesses of BB&T and its merger partners may be greater than expected;
•	expected cost savings or revenue growth associated with completed mergers and acquisitions may not be fully realized or realized within the expected time frames;
•	deposit attrition, customer loss and/or revenue loss following completed mergers and acquisitions may be greater than expected; and
•	cyber-security risks, including “denial of service,” “hacking” and “identity theft,” that could adversely affect our business and financial performance, or our reputation.

ITEM 1. BUSINESS

BB&T is a financial holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its business operations primarily through its commercial bank subsidiary, Branch Bank, and other nonbank subsidiaries.

Operating Subsidiaries

The principal operating subsidiaries of BB&T include the following:

•	Branch Banking and Trust Company, Winston-Salem, North Carolina
•	BB&T Securities, LLC, Richmond, Virginia
•	Regional Acceptance Corporation, Greenville, North Carolina
•	American Coastal Insurance Company, Davie, Florida
•	Sterling Capital Management, LLC, Charlotte, North Carolina

Branch Bank, BB&T’s largest subsidiary, was chartered in 1872 and is the oldest bank headquartered in North Carolina. Branch Bank provides a wide range of banking and trust services for retail and commercial clients in its geographic markets, including small and mid-size businesses, public agencies, local governments and individuals, through 1,832 offices (as of December 31, 2012). Branch Bank’s principal operating subsidiaries include:

•	BB&T Equipment Finance Corporation, based in Charlotte, North Carolina, which provides loan and lease financing to commercial and small businesses;
•	BB&T Investment Services, Inc., a registered broker-dealer located in Charlotte, North Carolina, which offers clients non-deposit investment alternatives, including discount brokerage services, equities, fixed-rate, variable-rate and index annuities, mutual funds, government and municipal bonds, and money market funds;
•	BB&T Insurance Services, Inc., headquartered in Raleigh, North Carolina, which offers property and casualty, life, health, employee benefits, commercial general liability, surety, title and other insurance products through its agency network;

•	Prime Rate Premium Finance Corporation, Inc., located in Florence, South Carolina, and its subsidiary AFCO Credit Corporation, headquartered in Pittsburgh, Pennsylvania, which provide insurance premium financing to clients in the United States and Canada;
•	Grandbridge, based in Charlotte, North Carolina, which specializes in arranging and servicing commercial mortgage loans;
•	Lendmark Financial Services, Inc., located in Covington, Georgia, which offers consumer loans to clients unable to meet Branch Bank’s normal credit underwriting guidelines;
•	CRC Insurance Services, Inc., based in Birmingham, Alabama, which is a wholesale insurance broker authorized to do business nationwide;
•	McGriff, Seibels & Williams, Inc., based in Birmingham, Alabama, which is authorized to do business nationwide and specializes in providing insurance products on an agency basis to large commercial and energy clients, including many Fortune 500 companies; and
•	Crump Group, Inc., based in New Jersey, which is a wholesale insurance broker authorized to do business nationwide.

BB&T FSB, based in Columbus, Georgia, was merged into Branch Bank effective January 1, 2013. Sheffield Financial, based in Clemmons, North Carolina, specializes in loans to small commercial lawn care businesses across the country for the purchase of outdoor power equipment and loans to individuals for power sport and leisure equipment. Sheffield was a subsidiary of BB&T FSB and was also merged into Branch Bank effective January 1, 2013.

Major Nonbank Subsidiaries

BB&T also has a number of nonbank subsidiaries, including:

•	BB&T Securities, LLC was formed by the merger of Scott & Stringfellow, LLC and Clearview Correspondent Services, LLC on January 1, 2013. BB&T Securities is a registered investment banking and full-service brokerage firm that provides services in retail brokerage, equity and debt underwriting, investment advice, corporate finance and equity research; and facilitates the origination, trading and distribution of fixed-income securities and equity products in both the public and private capital markets. It also has a public finance department that provides investment banking, financial advisory services and debt underwriting services to a variety of regional taxable and tax-exempt issuers. BB&T Securities also provides correspondent clearing services to other broker-dealers and entities involved in the securities industry. As a correspondent clearing firm, it provides clearing services to affiliated and unaffiliated broker-dealers;
•	Regional Acceptance Corporation, which specializes in indirect financing for consumer purchases of primarily mid-model and late-model used automobiles;
•	American Coastal Insurance Company, an admitted Florida specialty insurance company that underwrites property insurance risks for commercial condominium or cooperative associations; and
•	Sterling Capital Management, LLC, a registered investment advisor and the advisor to the Sterling Capital Management Funds and Sterling Capital Variable Insurance Funds, provides tailored investment management solutions to meet the specific needs and objectives of individual and institutional clients through a full range of investment strategies, including domestic and international equity, alternative investment products and strategies, and fixed income investing.

Services

BB&T’s subsidiaries offer a variety of services targeted to retail and commercial clients. BB&T’s objective is to offer clients a full array of products to meet all their financial needs.

Retail Services:	Commercial Services:
Asset management	Asset management
Automobile lending	Association services
Bankcard lending	Capital markets services
Consumer finance	Commercial deposit services
Home equity lending	Commercial finance
Home mortgage lending	Commercial middle market lending
Insurance	Commercial mortgage lending
Investment brokerage services	Institutional trust services
Mobile/online banking	Insurance
Payment solutions	Insurance premium finance
Retail deposit services	International banking services
Sales finance	Leasing
Small business lending	Merchant services
Wealth management/private banking	Mortgage warehouse lending
Payment solutions
Real estate lending
Supply chain management
Private equity investments

Market Area

The following table reflects BB&T’s deposit market share and branch locations by state.

Table 1
BB&T Deposit Market Share and Branch Locations by State

			Deposit
		% of	Market	Number
		BB&T's	Share	of
		Deposits (2)	Rank (2)	Branches (3)
	North Carolina (1)	23%	2nd	366
	Virginia	20	4th	377
	Florida	15	5th	328
	Georgia	11	4th	164
	Maryland	7	7th	129
	South Carolina	6	3rd	116
	West Virginia	5	1st	78
	Kentucky	4	4th	88
	Alabama	4	4th	87
	Tennessee	3	6th	55
	Texas	1	36th	30
	Washington, D.C.	1	7th	12

(1)	Excludes home office deposits.
(2)	Source: FDIC.gov-data as of June 30, 2012.
(3)	As of December 31, 2012. Excludes two branches in Indiana.

BB&T operates in markets that have a diverse employment base and primarily consist of manufacturing, general services, agricultural, wholesale/retail trade, technology, government and financial services. Management strongly believes that BB&T’s community bank approach to providing client service is a competitive advantage that strengthens the Company’s ability to effectively provide financial products and services to businesses and individuals in its markets. Furthermore, BB&T believes its current market area will support growth in assets and deposits in the future.

Competition

The financial services industry is highly competitive, and dramatic change continues to occur in all aspects of BB&T’s business. The ability of nonbank financial entities to provide services previously reserved for commercial banks has intensified competition. BB&T’s subsidiaries compete actively with national, regional and local financial services providers, including banks, thrifts, securities dealers, mortgage bankers, finance companies and insurance companies. Competition among providers of financial products and services continues to increase, with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives. The industry continues to consolidate, which affects competition by eliminating some regional and local institutions, while strengthening the franchises of acquirers. In addition, some financial services entities are still experiencing significant challenges as a result of the economic crisis, resulting in bank and thrift failures. For additional information concerning markets, BB&T’s competitive position and business strategies, and recent government interventions see “Market Area” above and “General Business Development” below.

General Business Development

BB&T is a regional financial holding company. BB&T has maintained a long-term focus on a strategy that includes expanding and diversifying the BB&T franchise in terms of revenues, profitability and asset size. This strategy has encompassed both organic growth and acquisitions of complementary banks and financial businesses. During the 1990s and through the mid-2000s, BB&T’s growth resulted largely from mergers and acquisitions as the economics of business combinations were compelling. Since that time, BB&T has focused more on organic growth, but is well positioned for strategic opportunities.

Merger and Acquisition Strategy

BB&T’s growth in business, profitability and market share has historically been enhanced by strategic mergers and acquisitions. Management intends to remain disciplined and focused with regard to future merger and acquisition opportunities. BB&T will continue to assess bank and thrift acquisitions subject to market conditions, primarily within BB&T’s existing footprint, and will pursue economically advantageous acquisitions of insurance agencies, specialized lending businesses, and fee income generating financial services businesses. BB&T’s strategy is currently focused on meeting the following three acquisition criteria:

•	transactions must be strategically attractive – meaning that any bank acquisition should be in BB&T’s existing footprint to allow for cost savings and economies of scale, or in contiguous states to provide market diversification;
•	any credit-related issues would need to be addressed; and
•	acquisitions must meet BB&T’s financial criteria.

Regulatory Considerations

The following discussion describes elements of an extensive regulatory framework applicable to BHCs, financial holding companies and banks and specific information about BB&T. Regulation of banks, BHCs and financial holding companies is intended primarily for the protection of depositors, the DIF and the stability of the financial system, rather than for the protection of shareholders and creditors. As described in more detail below, comprehensive reform of the legislative and regulatory landscape occurred with the passage of the Dodd-Frank Act in 2010. Implementation of the Dodd-Frank Act and related rulemaking activities continued in 2012. In addition to banking laws, regulations and regulatory agencies, BB&T is subject to various other laws, regulations, supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of BB&T and its ability to make distributions to shareholders.

BB&T’s earnings are affected by general economic conditions, management policies, changes in state and federal laws and regulations and actions of various regulatory authorities, including those referred to in this section. Proposals to change the laws and regulations to which BB&T is subject are frequently introduced at both the federal and state levels. The likelihood and timing of any such changes and the impact such changes may have on BB&T is impossible to determine with any certainty. The description herein summarizes the significant state and federal laws to which BB&T currently is subject. To the extent statutory or regulatory provisions are described in this section, such descriptions are qualified in their entirety by reference to the particular statutory or regulatory provisions.

Financial Regulatory Reform

The past two years have resulted in a significant increase in regulation and regulatory oversight for U.S. financial services firms, primarily resulting from the Dodd-Frank Act. The Dodd-Frank Act is extensive, complicated and comprehensive legislation that impacts practically all aspects of a banking organization, representing a significant overhaul of many aspects of the regulation of the financial services industry. The Dodd-Frank Act implements numerous and far-reaching changes that affect financial companies, including banks and BHCs such as BB&T, by, among other things:

•	Requiring regulation and oversight of large, systemically important financial institutions by establishing an interagency council on systemic risk and implementation of heightened prudential standards and regulation by the FRB for systemically important financial institutions (including nonbank financial companies), as well as the implementation of the FDIC resolution procedures for liquidation of large financial companies to avoid market disruption;
•	applying the same leverage and risk-based capital requirements that apply to insured depository institutions to most BHCs, savings and loan holding companies and systemically important nonbank financial companies;
•	limiting the FRB’s emergency authority to lend to nondepository institutions to facilities with broad-based eligibility, and authorizing the FDIC to establish an emergency financial stabilization fund for solvent depository institutions and their holding companies, subject to the approval of Congress, the Secretary of the U.S. Treasury and the FRB;
•	centralizing responsibility for consumer financial protection by creating a new independent agency, the CFPB, with responsibility for implementing, enforcing and examining compliance with federal consumer financial laws;
•	creating regimes for regulation of over-the-counter derivatives and non-admitted property and casualty insurers and reinsurers;
•	requiring any interchange transaction fee charged for a debit transaction be “reasonable” and proportional to the cost incurred by the issuer for the transaction, with new regulations that establish such fee standards, eliminate exclusivity arrangements between issuers and networks for debit card transactions and limit restrictions on merchant discounting for use of certain payment forms and minimum or maximum amount thresholds as a condition for acceptance of credit cards;
•	transferring the functions of the OTS relating to federal savings associations, including rulemaking authority, to the OCC;
•	implementing regulation of hedge fund and private equity advisers by requiring such advisers to register with the SEC;
•	providing for the implementation of certain corporate governance provisions for all public companies concerning executive compensation;
•	increasing the FDIC’s deposit insurance limits permanently to $250,000 for non-transaction accounts and changing the assessment base as well as increasing the reserve ratio for the DIF to ensure the future strength of the DIF; and
•	reforming regulation of credit rating agencies.

Many of the provisions of the Dodd-Frank Act are subject to further rulemaking, guidance and interpretation by the applicable federal regulators. BB&T will continue to evaluate the impact of any new regulations so promulgated, including changes in regulatory costs and fees, modifications to consumer products or disclosures required by the CFPB and the requirements of the enhanced supervision provisions, among others.

As a BHC and a financial holding company under federal law, BB&T is subject to regulation under the BHCA and the examination and reporting requirements of the FRB. Branch Bank, a state-chartered commercial bank, is subject to regulation, supervision and examination by the North Carolina Commissioner of Banks and the FDIC.

State and federal law govern the activities in which Branch Bank engages, the investments it makes and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect its operations. Branch Bank also is affected by the actions of the FRB as it attempts to control the monetary supply and credit availability in order to influence the economy.

In addition to federal and state banking laws and regulations, BB&T and certain of its subsidiaries and affiliates, including those that engage in securities underwriting, dealing, brokerage, investment advisory and insurance activities, are subject to other federal and state laws and regulations, and supervision and examination by other state and federal regulatory agencies and other regulatory authorities, including the SEC, FINRA, NYSE, and various state insurance and securities regulators.

Financial Holding Company Regulation

Under current federal law, a BHC, such as BB&T, may elect to become a financial holding company, which allows the holding company to offer customers virtually any type of service that is financial in nature or incidental thereto, including banking and activities closely related thereto, securities underwriting, insurance (both underwriting and agency) and merchant banking. In order to qualify and maintain its status as a financial holding company, a financial holding company and all of its affiliated depository institutions must be well-capitalized, well-managed, and have at least a satisfactory CRA rating. If the FRB determines that a financial holding company is not well-capitalized or well-managed, the company has a period of time to comply, but during the period of noncompliance, the FRB can place any limitations on the financial holding company that it believes to be appropriate. Furthermore, if the FRB determines that a financial holding company has not maintained a satisfactory CRA rating, the company will not be able to commence any new financial activities or acquire a company that engages in such activities, although the company will still be allowed to engage in activities closely related to banking and make investments in the ordinary course of conducting merchant banking activities. BB&T is a financial holding company and currently satisfies the requirements to maintain its status as a financial holding company.

Most of the financial activities that are permissible for financial holding companies also are permissible for a bank’s “financial subsidiary,” except for insurance underwriting, insurance company portfolio investments, real estate investments and development, and merchant banking, which must be conducted in a financial holding company. In order for permissible financial activities to be engaged in by a financial subsidiary of a bank, federal law requires the parent bank (and its sister-bank affiliates) to be well-capitalized and well-managed; the aggregate consolidated assets of all of that bank’s financial subsidiaries may not exceed the lesser of 45% of its consolidated total assets or $50 billion; the bank must have at least a satisfactory CRA rating; and, if that bank is one of the 100 largest national banks, it must meet certain financial rating or other comparable requirements.

Current federal law also establishes a system of functional regulation under which the FRB is the umbrella regulator for BHCs, but BHC affiliates are principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the OCC for thrifts, the SEC for securities affiliates and state insurance regulators for insurance affiliates. Certain specific activities, including traditional bank trust and fiduciary activities may be conducted in the bank without the bank being deemed a “broker” or a “dealer” in securities for purposes of functional regulation. Although states generally must regulate bank insurance activities in a nondiscriminatory manner, states may continue to adopt and enforce rules that specifically regulate bank insurance activities in certain identifiable areas.

The Dodd-Frank Act establishes additional regulation for BHCs, which will generally apply to BB&T. The Council is required under the Dodd-Frank Act to monitor emerging risks to financial stability, recommend heightened prudential standards for large, interconnected financial companies and require certain nonbank financial companies to be supervised by the FRB if their activities are determined to pose a risk to financial stability.

The Dodd-Frank Act also imposes new prudential regulation on depository institutions and their holding companies. The law imposes new, more stringent standards and requirements with respect to (1) bank and nonbank acquisitions and mergers, (2) financial holding companies engaged in “financial activities,” (3) affiliate transactions and (4) proprietary trading, among other provisions.

Enhanced Supervision Standards for Systemically Important Financial Institutions

The Dodd-Frank Act requires the FRB to establish enhanced supervision and prudential standards applicable to large, interconnected financial institutions, including BHCs like BB&T, with total consolidated assets of $50 billion or more (often referred to as systemically important financial institutions). The Council may make recommendations to the FRB on those standards. The Dodd-Frank Act mandates that the requirements applicable to systemically important financial institutions be more stringent than those applicable to other financial companies.

Resolution Planning

In September 2011, the FDIC adopted rules implementing “living will” requirements for systemically important financial institutions such as BB&T. These requirements impose obligations on systemically important financial institutions to file, maintain and update plans for an institution’s rapid and orderly resolution in the event of its material financial distress or failure. Both the FRB and the FDIC must review and approve BB&T’s living will and are authorized to impose restrictions on BB&T’s growth and activities or operations if deemed necessary. BB&T’s initial plans are expected to be submitted to the FRB and the FDIC in December 2013. Following the initial submission, BB&T is required to submit annual resolution plans by July 1 of each subsequent year.

CCAR and Stress Test Requirements

In November 2011, the FRB published a final rule requiring BHCs such as BB&T with $50 billion or more of total consolidated assets to submit annual capital plans based on pre-defined stress scenarios. Capital plans are required to be submitted on an annual basis. Such BHCs will also be required to collect and report certain related data on a quarterly basis to allow the FRB to monitor the companies’ progress against their annual capital plans. Covered BHCs, including BB&T, may pay dividends and repurchase stock only in accordance with a capital plan that has been reviewed by the FRB and as to which the FRB has not objected. The rules also require, among other things, that a covered BHC may not make a capital distribution unless, after giving effect to the distribution, it will meet all minimum regulatory capital ratios and have a ratio of Basel I Tier 1 common capital to risk-weighted assets of at least 5%. BB&T submitted its capital plan to the FRB for 2012 and thereafter received notice that the FRB had no objections to the capital plan. BB&T submitted its 2013 capital plan for review in January 2013.

In addition to the CCAR process, the Dodd-Frank Act requires the FRB to conduct an annual supervisory stress test for BHCs such as BB&T with $50 billion or more of total consolidated assets and to conduct semi-annual company-run stress tests. In October 2012, the FRB adopted final stress testing rules for covered BHCs that describe the types of supervisory scenarios that may be provided in connection with the annual CCAR process, and require that BB&T (as well as other covered BHCs) conduct a separate mid-year stress test, file the results of such test with the FRB in early July and publicly disclose details of the scenario and the impact on BHC capital by the end of September of each year. These stress test rules became effective for BB&T in November 2012.

The Dodd-Frank Act also requires the FDIC to conduct an annual supervisory stress test for FDIC-insured state nonmember banks such as Branch Bank with $50 billion or more of total consolidated assets and requires such institutions to conduct annual company-run stress tests. The FDIC adopted final annual stress testing rules in October 2012.

OCC

Prior to January 1, 2013, BB&T FSB, as a federally chartered thrift, was subject to regulation, supervision and examination by the OCC. Effective January 1, 2013, BB&T FSB was merged into Branch Bank and no longer exists as a separate entity and, therefore, is no longer regulated by the OCC.

Acquisitions

BB&T complies with numerous laws related to its acquisition activity. Under the BHCA, a BHC may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any BHC or bank or merge or consolidate with another BHC without the prior approval of the FRB. Current federal law authorizes interstate acquisitions of banks and BHCs without geographic limitation. Furthermore, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, subject to any state requirement that the target bank shall have been in existence and operating for a minimum period of time, not to exceed five years; and subject to certain deposit market-share limitations. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law. These regulatory considerations are applicable to privately negotiated acquisition transactions.

Other Safety and Soundness Regulations

The FRB has enforcement powers over BHCs and their nonbanking subsidiaries. The FRB has authority to prohibit activities that represent unsafe or unsound practices or constitute violations of law, rule, regulation, administrative order or written agreement with a federal regulator. These powers may be exercised through the issuance of cease and desist orders, civil money penalties or other actions.

There also are a number of obligations and restrictions imposed on BHCs and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance fund in the event the depository institution is insolvent or is in danger of becoming insolvent. For example, under requirements of the FRB with respect to BHC operations, a BHC is required to serve as a source of financial strength to its subsidiary depository institutions and to commit financial resources to support such institutions in circumstances where it might not do so otherwise. In addition, the “cross-guarantee” provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the DIF as a result of the insolvency of commonly controlled insured depository institutions or for any assistance provided by the FDIC to commonly controlled insured depository institutions in danger of failure. The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the DIF. The FDIC’s claim for reimbursement under the cross-guarantee provisions is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and nonaffiliated holders of subordinated debt of the commonly controlled insured depository institution.

Federal and state banking regulators also have broad enforcement powers over Branch Bank, including the power to impose fines and other civil and criminal penalties, and to appoint a conservator (with the approval of the Governor in the case of a North Carolina state bank) in order to conserve the assets of any such institution for the benefit of depositors and other creditors. The North Carolina Commissioner of Banks also has the authority to take possession of a North Carolina state bank in certain circumstances, including, among other things, when it appears that such bank has violated its charter or any applicable laws, is conducting its business in an unauthorized or unsafe manner, is in an unsafe or unsound condition to transact its business or has an impairment of its capital stock.

Payment of Dividends; Capital Requirements

The Parent Company is a legal entity separate and distinct from Branch Bank and its subsidiaries. The majority of the Parent Company’s revenue is from dividends paid by Branch Bank. Branch Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, BB&T and Branch Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums, and to remain “well-capitalized” under the prompt corrective action regulations summarized elsewhere in this section. Federal banking regulators have indicated that banking organizations should generally pay dividends only if (1) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (2) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. BB&T’s 2013 capital actions will depend on the FRB’s review of BB&T’s 2013 capital plan.

North Carolina law states that, provided a bank does not make distributions that reduce its capital below its applicable required capital, the board of directors of a bank chartered under the laws of North Carolina may declare such distributions as the directors deem proper.

The FRB and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise, including BHCs and banks. Under the current risk-based capital requirements, BB&T and Branch Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of common shareholders’ equity excluding the over or underfunded status of postretirement benefit obligations, unrealized gains or losses on debt securities available for sale, unrealized gains on equity securities available for sale and unrealized gains or losses on cash flow hedges, net of deferred income taxes; plus certain mandatorily redeemable capital securities; less nonqualifying intangible assets net of applicable deferred income taxes and certain nonfinancial equity investments. This is called “Tier 1 capital.” The remainder may consist of qualifying subordinated debt, qualifying preferred stock and a limited amount of the ACL. This is called “Tier 2 capital.” Tier 1 capital and Tier 2 capital combined are referred to as total regulatory capital.

The FRB requires BHCs that engage in trading activities to adjust their risk-based capital ratios to take into consideration market risks that may result from movements in market prices of covered trading positions in trading accounts, or from foreign exchange or commodity positions, whether or not in trading accounts, including changes in interest rates, equity prices, foreign exchange rates or commodity prices. Any capital required to be maintained under these provisions may consist of “Tier 3 capital” consisting of forms of short-term subordinated debt.

The FRB and the FDIC also have established minimum leverage capital requirements for banking organizations. These requirements provide that banking organizations that meet certain criteria, including excellent asset quality, high liquidity, low interest rate exposure and good earnings, and that have received the highest regulatory rating must maintain a ratio of Tier 1 capital to total adjusted average assets of at least 3%. Institutions not meeting these criteria, as well as institutions with supervisory, financial or operational weaknesses, are expected to maintain a minimum Tier 1 capital to total adjusted average assets ratio at least 100 basis points above that stated minimum. BHCs experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The FRB also continues to consider a “tangible Tier 1 capital leverage ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activity.

In addition, the FRB and the FDIC have adopted risk-based capital standards that explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by each agency in assessing an institution’s overall capital adequacy. The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization’s capital adequacy. The agencies also require banks and BHCs to adjust their regulatory capital to take into consideration the risk associated with certain recourse obligations, direct credit subsidies, residual interest and other positions in securitized transactions that expose banking organizations to credit risk.

As part of the Dodd-Frank Act, provisions were added that require federal banking agencies to develop capital requirements, which are discussed in more detail below. The effect of these capital rules will disallow trust preferred securities from inclusion as Tier 1 capital at the holding company level for entities with greater than $15 billion in assets with a three-year phase-in period beginning on January 1, 2013.

Information related to certain capital ratios is shown in the following table.

Table 2
Capital Adequacy Ratios
December 31, 2012

			Regulatory
			Minimums				Branch
		Regulatory	to be Well-		Branch	BB&T	Bank
		Minimums	Capitalized	BB&T	Bank	FSB	Proforma (1)

	Risk-based capital ratios:
	Tier 1 common capital	N/A	N/A	9.3%	9.3%	23.6%	9.7%
	Tier 1 capital	4.0	6.0	11.0	11.6	23.6	12.0
	Total risk-based capital	8.0	10.0	13.9	13.4	24.9	13.8
	Tier 1 leverage capital ratio	3.0	5.0	8.2	8.6	22.8	8.9

(1)	Represents the proforma combined capital ratios of Branch Bank and BB&T FSB as if the two entities had been merged on December 31, 2012.

The federal banking agencies, including the FRB and the FDIC, are required to take “prompt corrective action” in respect of depository institutions and their BHCs that do not meet minimum capital requirements. The law establishes five capital categories for insured depository institutions for this purpose: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” To be considered “well-capitalized” under these standards, an institution must maintain a total risk-based capital ratio of 10% or greater; a Tier 1 risk-based capital ratio of 6% or greater; a leverage capital ratio of 5% or greater; and must not be subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

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

Basel III

In 2010, the Group of Governors and Heads of Supervisors of the BCBS, the oversight body of the Basel Committee, published Basel III. Under these standards, when fully phased in, banking institutions will be required to maintain heightened Tier 1 common equity, Tier 1 capital and total capital ratios, as well as maintaining a “capital conservation buffer.” As proposed, Basel III provides for the Tier 1 common equity and Tier 1 capital ratio requirements to be phased in incrementally between January 1, 2013 and January 1, 2015; the deductions from common equity made in calculating Tier 1 common equity (for example, for mortgage servicing assets, deferred tax assets and investments in unconsolidated financial institutions) to be phased in incrementally over a four-year period commencing on January 1, 2014; and the capital conservation buffer to be phased in incrementally between January 1, 2016 and January 1, 2019. The BCBS also announced that a “countercyclical buffer” of 0% to 2.5% of common equity or other fully loss-absorbing capital “will be implemented according to national circumstances” as an “extension” of the conservation buffer. The final package of Basel III reforms were approved by the G20 leaders in November 2010 and are subject to individual adoption by member nations, including the United States.

U.S. Implementation of Basel III

In June 2012, the FRB, FDIC, and OCC issued a joint release announcing three separate NPRs seeking comment on proposed rules that would revise and replace their current capital rules in a manner consistent with relevant provisions of the Dodd-

Frank Act as well as the implementation of Basel III. The comment period on these NPRs ended on October 22, 2012. Also in June 2012, these agencies announced the finalization of their market risk capital rule proposed in 2011.

One NPR proposes the majority of the revisions to international capital standards in Basel III, including a more restrictive definition of regulatory capital, higher minimum regulatory capital requirements, and the imposition of capital conservation and countercyclical capital buffers. It also proposes limitations on certain distributions and discretionary bonuses as well as revisions to the agencies’ prompt corrective action regulations. Another NPR proposes new methodologies for determining risk-weighted assets, such as by expanding the number and type of exposure categories, providing a more comprehensive recognition of collateral and guarantees, and introducing or applying more risk-sensitive treatment for certain exposures (including certain high-volatility CRE, corporate, equity, foreign, securitization, derivative, residential mortgage, and 90 day or more past due exposures). It also proposes detailed qualitative and quantitative public disclosure requirements relating to capital adequacy. The final NPR proposes to revise the current advanced approaches risk-based capital rule to incorporate certain aspects of Basel III as well as certain other revisions to the Basel capital framework published by the BCBS between 2009 and 2011. While BB&T and Branch Bank would be subject to the first two NPRs, they would not be subject to the third NPR.

While Basel III is intended to be implemented on a global basis beginning January 1, 2013, to be fully-phased in by January 1, 2019, on November 9, 2012 the FRB, FDIC, and OCC issued a joint release announcing that the implementation of the proposed rules under Basel III in the U.S. would be delayed.

New Minimum Capital Requirements

While uncertainty exists regarding the timing for adoption of the foregoing revised capital standards, if such capital standards are adopted in their current form, we estimate these standards would have a negligible impact on our ability to comply with the revised regulatory capital ratios based on our current understanding of the revisions to capital qualification. Once adopted, banking organizations such as BB&T would be required to meet the following minimum capital and leverage ratios – 3.5% common equity Tier 1 capital to risk weighted assets, 4.5% Tier 1 capital to risk-weighted assets, 8.0% total capital to risk-weighted assets and 4% Tier 1 capital to average consolidated assets minus amounts deducted from Tier 1 capital. The implementation of a capital conservation buffer, effectively raising the minimum capital requirements, will begin on January 1, 2016, at 0.625% of common equity to risk-weighted assets and be phased-in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

When fully phased-in, the Basel III capital framework will require BB&T and Branch Bank to maintain: (1) a minimum ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus the 2.5% capital conservation buffer; (2) a Tier 1 capital to risk-weighted assets ratio of at least 6%, plus the 2.5% capital conservation buffer; (3) a minimum ratio of total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer; and (4) a minimum leverage capital ratio of 4%, calculated as the ratio of Tier 1 capital to average consolidated assets minus amounts deducted from Tier 1 capital. Thus, when the capital conservation buffer is fully phased-in, minimum ratios will effectively be: 7% for Tier 1 common equity, 8.5% for Tier 1 capital, and 10.5% for total capital, with a 4% leverage ratio.

Deposit Insurance Assessments

Branch Bank’s deposits are insured by the DIF of the FDIC up to the limits set forth under applicable law. The FDIC imposes a risk-based deposit premium assessment system, which was amended pursuant to the Reform Act and further amended by the Dodd-Frank Act. Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. Effective April 1, 2011, the FDIC implemented a revised assessment rate calculator, which is based on a number of elements to measure the risk each institution poses to the DIF. The new assessment rate is applied to total average assets less tangible equity, as defined under the Dodd-Frank Act. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. The FDIC has published guidelines under the Reform Act on the adjustment of assessment rates for certain institutions. Under the current system, premiums are assessed quarterly.

Consumer Protection Laws and Regulations

In connection with its lending and leasing activities, Branch Bank is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and their respective state law counterparts.

CFPB

The Dodd-Frank Act created a new, independent federal agency, the CFPB, which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the laws referenced above, fair lending laws and certain other statutes.  The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets, their service providers and certain non-depository entities such as debt collectors and consumer reporting agencies.  The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products.  The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay.  In addition, the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB.  The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

The CFPB has concentrated much of its rulemaking efforts on a variety of mortgage-related topics required under the Dodd-Frank Act, including mortgage origination disclosures, minimum underwriting standards and ability to repay, high-cost mortgage lending, and servicing practices.  On August 9, 2012, the CFPB issued three NPRs covering loan origination and servicing requirements, which were finalized in January 2013, along with other rules on mortgages.  The ability to repay and qualified mortgage standards rules, as well as the mortgage servicing rules, are scheduled to become effective in January 2014.  The escrow and loan originator compensation rules are scheduled to become effective in June 2013.  A final rule integrating disclosures required by the Truth in Lending Act and the Real Estate Settlement and Procedures Act is expected later this year.  BB&T continues to analyze the impact that such rules may have on its business.

Interchange Fees

As required by the Dodd-Frank Act, the FRB adopted rules effective October 1, 2011, establishing standards for assessing whether the interchange fees that may be charged with respect to electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for such transactions. Interchange fees, or “swipe” fees, are charges that merchants pay to BB&T and other credit card companies and card-issuing banks for processing electronic payment transactions. Under the final rules, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction will be the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. An additional 1 cent per transaction fraud prevention adjustment is available to those issuers that comply with certain standards outlined by the FRB.

Privacy

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

CRA

The CRA requires Branch Bank’s primary federal bank regulatory agency, the FDIC, to assess the bank’s record in meeting the credit needs of the communities served by the bank, including low- and moderate-income neighborhoods and persons. Institutions are assigned one of four ratings: “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” This assessment is reviewed for any bank that applies to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch office. The CRA record of each subsidiary bank of a financial holding company, such as BB&T, also is assessed by the FRB in connection with any acquisition or merger application.

Automated Overdraft Payment Regulation

The FRB and FDIC have enacted consumer protection regulations related to automated overdraft payment programs offered by financial institutions. In 2009, the FRB amended its Regulation E to prohibit financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Financial institutions must also provide consumers with a notice that explains the financial institution’s overdraft services, including the fees associated with the service and the consumer’s choices. In addition, FDIC-supervised institutions must monitor overdraft payment programs for “excessive or chronic” customer use and undertake “meaningful and effective” follow-up action with customers that overdraw their accounts more than six times during a rolling 12-month period. Financial institutions must also impose daily limits on overdraft charges, review and modify check-clearing procedures, prominently distinguish account balances from available overdraft coverage amounts and ensure board and management oversight regarding overdraft payment programs.

Patriot Act

The Patriot Act contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. The Patriot Act includes the IMLAFA, which requires such financial institutions to implement policies and procedures to combat money laundering and the financing of terrorism and grants the Secretary of the U.S. Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations. In addition, the Patriot Act requires the federal bank regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and BHC acquisitions. The U.S. Treasury has issued a number of regulations to implement the Patriot Act, which impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. The obligations of financial institutions under the Patriot Act have increased and may continue to increase. The increase in obligations of financial institutions has resulted in increased costs for BB&T, which may continue to rise, and also may subject BB&T to additional liability.

Other Regulatory Matters

BB&T is subject to numerous examinations by federal and state banking regulators, as well as the SEC, the FINRA, the NYSE, various taxing authorities and various state insurance and securities regulators. BB&T has periodically received requests for information from regulatory authorities in various states, including state insurance commissions and state attorneys general, securities regulators and other regulatory authorities, concerning their business and accounting practices. Such requests are considered incidental to the normal conduct of business.

Employees

At December 31, 2012, BB&T had approximately 34,000 full-time equivalent employees compared to approximately 31,800 full-time equivalent employees at December 31, 2011.

Website Access to BB&T’s Filings with the SEC

All of BB&T’s electronic filings with the SEC, including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act, as amended, are made available at no cost in the Investor Relations section of the Company’s website, www.BBT.com/Investor, as soon as reasonably practicable after BB&T files such material with, or furnishes it to, the SEC. BB&T’s SEC filings are also available through the SEC’s website at www.sec.gov.

Corporate Governance

Information with respect to BB&T’s Board of Directors, Executive Officers and corporate governance policies and principles is presented on BB&T’s website, www.BBT.com, and includes:

•	Corporate Governance Guidelines
•	Corporate Board of Directors
•	Committees of the Corporate Board of Directors and Committee Charters
•	Codes of Ethics for Directors, Senior Financial Officers and Employees
•	Chief Executive Officer and Chief Financial Officer Certifications
•	Executive Officers
•	Policy and Procedures for Accounting and Legal Complaints, including Whistleblower Procedures

BB&T intends to disclose any substantive amendments or waivers to the Codes of Ethics for Directors or Senior Financial Officers on BB&T’s website at www.BBT.com/Investor.

Executive Officers of BB&T

Executive Officer	Recent Work Experience	Years of Service	Age
Kelly S. King	Chairman since January 2010. Chief Executive Officer since January 2009. Chief Operating Officer between June 2004 and December 2008.	40	64
Chairman and Chief Executive Officer

Christopher L. Henson	Chief Operating Officer since January 2009. Chief Financial Officer between July 2005 and December 2008.	28	51
Chief Operating Officer

Daryl N. Bible	Chief Financial Officer since January 2009. Assistant Chief Financial Officer between January 2008 and December 2008. Employed by U.S Bancorp for 24 years, serving as Treasurer for the final 10 years.	5	51
Senior Executive Vice President and
Chief Financial Officer

Ricky K. Brown	President, Community Banking since July 2004.	35	57
Senior Executive Vice President and
President, Community Banking

Barbara F. Duck	Enterprise Risk Manager since July 2009. Electronic Delivery Channels Manager between July 2006 and June 2009.	25	46
Senior Executive Vice President and
Enterprise Risk Manager

Donna C. Goodrich	Deposit Services Manager since April 2004.	27	50
Senior Executive Vice President and
Deposit Services Manager

Robert E. Greene	Administrative Group Manager since August 2001. Risk Management Group Manager between July 2006 and June 2009.	40	63
Senior Executive Vice President and
Administrative Group Manager

Clarke R. Starnes III	Chief Risk Officer since July 2009. Chief Credit Officer between September 2008 and June 2009. Specialized Lending Manager between January 2000 and August 2008.	30	53
Senior Executive Vice President and
Chief Risk Officer

Steven B. Wiggs	Chief Marketing Officer since February 2005. Lending Group Manager since July 2009.	33	55
Senior Executive Vice President and
Chief Marketing Officer and Lending
Group Manager

Cynthia A. Williams	Chief Corporate Communications Officer since June 2009. Corporate Financial Controls Manager from May 2004 through June 2009	27	60
Senior Executive Vice President and
Chief Corporate Communications Officer

C. Leon Wilson III	Operations Division Manager since July 1988.	35	58
Senior Executive Vice President and
Operations Division Manager

W. Rufus Yates	President and CEO of BB&T Securities since January 1, 2013. President and CEO of Scott & Stringfellow, LLC since 2009. Capital Markets Manager since 2006.	26	55
Senior Executive Vice President and
Capital Markets Manager

 ITEM 1A. RISK FACTORS

The following discussion sets forth some of the more important risk factors that could materially affect BB&T’s financial condition and operations. Other factors that could affect the Company’s financial condition and operations are discussed in the “Forward-Looking Statements” section above. However, there may be additional risks that are not presently material or known, and factors besides those discussed below, or elsewhere in this or other reports that BB&T filed or furnished with the SEC, that also could adversely affect the Company.

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

Any of the latter three scenarios could require BB&T to charge off a higher percentage of loans and/or increase provisions for credit losses, which would reduce BB&T’s net income. For example, while the credit deterioration that BB&T experienced from 2007 through 2010 has improved considerably in the last two years, the challenges in the residential real estate markets still present credit deterioration risks for BB&T in light of the slow pace of general economic recovery. Any further credit deterioration, combined with flat to declining real estate values, would result in increased loan charge-offs and higher provisions for credit losses, which may negatively impact BB&T’s net income.

Although the United States economy has shown modest improvement recently, economic conditions continue to pose a risk to financial services firms such as BB&T. The economic recovery, although continuing, proceeded at a slower pace in 2012 than previously anticipated. Job growth has not yet been sufficient to significantly reduce high unemployment in the United States. There continues to be concern regarding the possibility of a return to recessionary conditions, as well as increased turmoil or volatility in the financial system. BB&T is part of the financial system and a systemic lack of available credit, a lack of confidence in the financial sector, continued volatility in the financial markets and/or reduced business activity could materially adversely affect BB&T’s business, financial condition and results of operations.

Further downgrades of U.S. government securities by one or more of the credit ratings agencies could have a material adverse effect on BB&T’s operations, earnings and financial condition.

In August 2011, the S&P credit rating agency lowered its long term sovereign credit rating on the U.S. from AAA to AA+, while maintaining a negative outlook. The downgrade reflected S&P’s view that an August 2011 agreement of U.S. lawmakers regarding the debt ceiling fell short of what would be necessary to stabilize the U.S. government’s medium term debt dynamics. The three other major credit rating agencies did not downgrade their previously issued U.S. sovereign credit ratings. The current uncertainty over U.S. fiscal policy, and the resulting tax increases and potential spending cuts in the U.S. in 2013 could lead to future or further downgrades of the U.S. sovereign credit rating by one or more of the major credit rating agencies. A possible future downgrade of the federal government’s credit rating by one or more of the other major ratings agencies could create uncertainty in the U.S. and global financial markets and cause other events which, directly or indirectly, may adversely affect BB&T’s operations, earnings and financial condition. For example, BB&T’s securities portfolio consists largely of RMBS issued by GSEs, such as FHLMC and FNMA. Among other things, a further downgrade in the U.S. government’s credit rating could adversely impact the value of these securities and may trigger requirements that the Company post additional collateral for trades relative to these securities.

Turmoil and volatility in global financial markets could have a material adverse effect on BB&T’s operations, earnings and financial condition.

The negative impact on economic conditions and global markets from the EU sovereign debt matters could adversely affect BB&T’s business, financial condition and liquidity. Concerns about the EU sovereign debt have caused uncertainty and disruption for financial markets globally, and continued uncertainties loom over the outcome of the EU’s financial support programs and the possibility that other EU member states may experience similar financial troubles.

The monetary, tax and other policies of governmental agencies, including the FRB, have a significant impact on market interest rates, and our business and financial performance is impacted significantly by such interest rates.

BB&T’s businesses and earnings are affected by the fiscal and other policies adopted by various regulatory authorities of the U.S., non-U.S. governments and international agencies. The FRB regulates the supply of money and credit in the U.S. The federal policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments. The market impact from such policies can also materially decrease the value of certain of BB&T’s financial assets, most notably debt securities. Changes in the federal policies are beyond BB&T’s control and, consequently, the impact of these changes on our activities and results of our operations is difficult to predict.

Weakness in the secondary residential mortgage loan markets could reduce BB&T’s net income and profitability.

Significant ongoing disruption in the secondary market for residential mortgage loans has limited the market for, and liquidity of, most mortgage loans other than conforming FNMA, FHLMC and GNMA loans. The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales has resulted in reductions in single family home values, adversely affecting the value of collateral securing mortgage loans held and mortgage loan originations. Continued declines in real estate values and home sales volumes within BB&T’s banking footprint, and financial stress on borrowers as a result of job losses, or other factors, could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which would adversely affect BB&T’s financial condition and results of operations.

BB&T’s liquidity could be impaired by an inability to access the capital markets, an unforeseen outflow of cash or a reduction in the credit ratings for BB&T or its subsidiaries.

Liquidity is essential to BB&T’s businesses. Capital and credit markets continue to demonstrate volatility and disruption, despite modest improvements in the general economy during the last two years, producing in some cases downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. If these levels of market disruption and volatility continue, worsen or abate and then arise at a later date, BB&T’s ability to access capital could be materially impaired. Additionally, other factors outside of BB&T’s control, such as a general market disruption or an operational problem that affects third parties, could impair BB&T’s ability to access capital markets or create an unforeseen outflow of cash or deposits. BB&T’s inability to access the capital markets could constrain its ability to make new loans, to meet its existing lending commitments and ultimately jeopardize its overall liquidity and capitalization.

BB&T’s credit ratings are also important to its liquidity. Rating agencies regularly evaluate BB&T and its subsidiaries, and their ratings are based on a number of factors, including the financial strength of BB&T and its subsidiaries, as well as factors not entirely within BB&T’s control, including conditions affecting the financial services industry generally. In light of ongoing difficulties in the financial services industry and the housing and financial markets, as well as the soft economic recovery in general, there can be no assurance that BB&T will maintain its current ratings. A reduction in BB&T’s credit ratings could adversely affect BB&T’s liquidity and competitive position, increase its borrowing costs, limit its access to the capital markets or trigger unfavorable contractual obligations.

The soundness of other financial institutions could adversely affect BB&T.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. BB&T has exposure to many different industries and counterparties, and BB&T and certain of its subsidiaries routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose BB&T to credit risk in the event of default of its counterparty or client. In addition, BB&T’s credit risk may be exacerbated when collateral is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure. These types of losses could materially and adversely affect BB&T’s results of operations or financial condition.

Changes in interest rates may have an adverse effect on BB&T’s profitability.

BB&T’s earnings and financial condition are largely dependent on net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest rate spreads, could adversely affect BB&T’s earnings and financial condition. BB&T cannot control or predict with certainty changes in interest rates. Regional and local economic conditions, competitive pressures and the policies of regulatory authorities, including monetary policies of the FRB, affect interest income and interest expense. As discussed in “Market Risk Management – Interest Rate Market Risk (Other than Trading),” BB&T has ongoing policies and procedures designed to manage the risks associated with changes in market interest rates. However, changes in interest rates still may have an adverse effect on BB&T’s profitability. For example, high interest rates could adversely affect BB&T’s mortgage banking business because higher interest rates could cause customers to apply for fewer mortgage refinancings or purchase mortgages. While BB&T actively manages against these risks, if BB&T’s assumptions regarding borrower behavior are wrong or overall economic conditions are significantly worse than we anticipate, the Company’s risk mitigation techniques may be insufficient.

Changes in banking laws could have a material adverse effect on BB&T.

BB&T is extensively regulated under federal and state banking laws and regulations that are intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole. In addition, BB&T is subject to changes in federal and state laws as well as changes in banking and credit regulations, and governmental economic and monetary policies. Any of these changes could adversely and materially affect BB&T. The current regulatory environment for financial institutions entails significant potential increases in compliance requirements and associated costs, including those related to consumer credit, with a focus on mortgage lending. For example, the enactment of the Dodd-Frank Act in 2010 represented a significant overhaul of many aspects of the regulation of the financial services industry, and the implementation of and rulemaking under the Dodd-Frank Act during 2012 and in the future could result in higher compliance costs and otherwise materially adversely affect BB&T’s business, financial condition or results of operations. See “Regulatory Considerations” and the immediately following risk factors for additional information regarding the Dodd-Frank Act and its potential impact upon BB&T and its subsidiaries.

Federal and state banking regulators also possess broad powers to take supervisory actions as they deem appropriate. These supervisory actions may result in higher capital requirements, higher insurance premiums and limitations on BB&T’s activities that could have a material adverse effect on its business and profitability.

The ongoing implementation of the Dodd-Frank Act, and its related rulemaking activities, may result in lower revenues, higher costs and ratings downgrades. In addition, failure to meet the FRB’s capital planning and adequacy requirements under the Dodd-Frank Act, may limit our ability to pay dividends, enter into acquisitions and repurchase our common stock.

The Dodd-Frank Act, signed into law in July 2010, represents a significant overhaul of many aspects of the regulation of the financial services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, and changes among the bank regulatory agencies. BB&T, under Dodd-Frank, is deemed to be a “systemically important” institution. During 2012, federal agencies continued implementation of the Dodd-Frank Act. Many of these provisions remain subject to further rulemaking, guidance, and interpretation by the applicable federal regulators, such as the Council, which will regulate the systemic risk of the financial system. Due to BB&T’s size, it will be subject to additional regulations such as the “living will” requirements relating to the rapid and orderly resolution of systemically important financial institutions in the event of material financial distress or failure. BB&T cannot predict the additional effects that compliance with the Dodd-Frank Act or any regulations will have on BB&T’s businesses or its ability to pursue future business opportunities. Additional regulations resulting from the Dodd-Frank Act may materially adversely affect BB&T’s business, financial condition or results of operations. See “Regulatory Considerations” for additional information regarding the Dodd-Frank Act and its impact upon BB&T.

In addition, BB&T has been subject to assessment by the FRB as part of the CCAR program. CCAR is an annual exercise by the FRB to ensure that institutions have forward-looking capital planning processes that account for their risks and sufficient capital to continue operations throughout times of economic and financial stress. BB&T cannot be certain that the FRB will have no objections to BB&T’s future capital plans submitted through the CCAR program. Failure by BB&T to pass the CCAR review could adversely affect our ability to pay dividends, enter into acquisitions and repurchase our common stock.

Consumer protection regulations related to automated overdraft payment programs could adversely affect BB&T’s business operations, net income and profitability.

BB&T has implemented changes to its business practices relating to overdraft payment programs in order to comply with the regulations enacted by the FRB in July 2010 and the FDIC in July 2011 relating to automated overdraft payment programs offered by financial institutions. See “Regulatory Considerations—Automated Overdraft Payment Regulation.”

Prior to enactment of these consumer protection regulations, Branch Bank’s overdraft and insufficient funds fees represented a significant amount of non-interest fees collected by Branch Bank. Since taking effect, the fees received by Branch Bank for automated overdraft payment services have decreased, thereby adversely impacting BB&T’s non-interest income. For 2010, overdraft and insufficient fund fees totaled $427 million. For 2012, the first full fiscal year for which the regulations took effect, overdraft and insufficient fund fees totaled $318 million. Complying with these regulations has resulted in increased operational costs for BB&T and Branch Bank, which may continue to rise. In addition, BB&T may be placed at a competitive disadvantage to the extent that its competitors are not subject to the FDIC’s automated overdraft payment program regulations. The actual impact of these regulations in future periods could vary due to a variety of factors, including changes in customer behavior, economic conditions and other factors, which could adversely affect BB&T’s business operations, net income and profitability.

BB&T may be subject to more stringent capital requirements, which could diminish its ability to pay dividends or require BB&T to reduce its operations.

The Dodd-Frank Act requires federal banking agencies to establish more stringent risk-based capital requirements and leverage limits applicable to banks and BHCs. Under the legislation, federal banking agencies are required to develop capital requirements that address systemically risky activities. The effect of these capital rules will disallow trust preferred securities from qualifying as Tier 1 capital at the holding company level for entities with greater than $15 billion in assets, with a three-year phase-in period. On June 12, 2012, the FRB, FDIC, and OCC issued a joint release announcing three separate notices of proposed rulemaking seeking comment on proposed rules that would revise and replace their current capital rules in a manner consistent both with relevant provisions of the Dodd-Frank Act as well as the implementation of Basel III. Once adopted and fully phased in, banking organizations such as BB&T would be required to meet enhanced minimum capital and leverage ratios. These requirements, and any other new regulations, including those that have been proposed but not yet implemented as a result of the requirements established by the BCBS, could adversely affect BB&T’s ability to pay dividends, or could require BB&T to reduce business levels or to raise capital, including ways that may adversely affect its results of operations or financial condition. In addition, the costs associated with complying with more stringent capital requirements, such as the requirement to formulate and submit capital plans based on pre-defined stress scenarios on an annual basis, could have a material adverse effect on BB&T. See “Regulatory Considerations” for additional information regarding the capital requirements under the Dodd-Frank Act and Basel III.

BB&T may experience significant competition in its market area, which may reduce its customer base or cause it to lower prices for its products and services in order to maintain market share.

There is intense competition among commercial banks in BB&T’s market area. In addition, BB&T competes with other providers of financial services, such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, commercial finance and leasing companies, the mutual funds industry, full-service brokerage firms and discount brokerage firms, some of which are subject to less extensive regulations than BB&T is with respect to the products and services they provide. BB&T’s success depends, in part, on its ability to adapt its products and services to evolving industry standards. There is increasing pressure to provide products and services at lower prices. Lower prices can reduce BB&T’s NIM and revenues from its fee-based products and services.

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

BB&T also experiences competition from a variety of institutions outside of its market area. Some of these institutions conduct business primarily over the Internet and may thus be able to realize certain cost savings and offer products and services at more favorable rates and with greater convenience to the customer who can pay bills and transfer funds directly without going through a bank. This “disintermediation” could result in the loss of fee income, as well as the loss of customer deposits and income generated from those deposits. In addition, changes in consumer spending and saving habits could adversely affect BB&T’s operations, and the Company may be unable to develop competitive new products and services in response to these changes on a timely basis or at all.

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

Third party vendors provide certain key components of BB&T’s business infrastructure such as internet connections, network access and mutual fund distribution. While BB&T has selected these third party vendors carefully, it does not control their operations. Any failure by these third parties to perform or provide agreed upon goods and services for any reason or their poor performance of services, could adversely affect BB&T’s ability to deliver products and services to its customers and otherwise to conduct its business. Replacing these third party vendors could also entail significant delay and expense.

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

BB&T faces systems failure risks as well as cyber-security risks, including “denial of service,” “hacking” and “identity theft” that could adversely affect BB&T’s business and financial performance or reputation.

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

In addition, BB&T’s computer systems and network infrastructure are subject to security risks, and could be susceptible to cyber-attacks, such as denial of service attacks, hacking, terrorist activities or identity theft. Denial of service attacks have been launched against a number of large financial services institutions, including BB&T. None of these events resulted in a breach of BB&T’s client data or account information; however, the performance of BB&T’s website, www.bbt.com, was adversely affected and in some instances customers were prevented from accessing BB&T’s website. We expect to be subject to similar attacks in the future. While events to date primarily resulted in inconvenience, future cyber-attacks could be more disruptive and damaging. Hacking and identity theft risks, in particular, could cause serious reputational harm. Cyber threats are rapidly evolving and BB&T may not be able to anticipate or prevent all such attacks. BB&T may incur increasing costs in an effort to minimize these risks and could be held liable for any security breach or loss.

Differences in interpretation of tax laws and regulations may adversely impact BB&T’s financial statements.

Local, state or federal tax authorities may interpret tax laws and regulations differently than BB&T and challenge tax positions that BB&T has taken on its tax returns. This may result in differences in the treatment of revenues, deductions, credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest or penalties that could have a material adverse effect on BB&T’s results. For example, as discussed in Note 13 “Income Taxes” in the “Notes to Consolidated Financial Statements,” in February 2010, BB&T received an IRS statutory notice of deficiency for tax years 2002-2007 asserting a liability for taxes, penalties and interest of approximately $892 million related to the disallowance of foreign tax credits and other deductions claimed by a subsidiary in connection with a financing transaction. BB&T paid the disputed tax, penalties and interest in March 2010 and filed a lawsuit seeking a refund in the U.S. Court of Federal Claims. The Court has scheduled the trial to begin March 4, 2013. Potential developments in BB&T’s litigation or in similar cases could adversely affect BB&T’s financial position or results of operations.

BB&T may not be able to complete future acquisitions.

BB&T must generally satisfy a number of meaningful conditions before it can complete an acquisition of another bank or BHC, including federal and/or state regulatory approvals. In determining whether to approve a proposed bank acquisition, bank regulators will consider, among other factors, the effect of the acquisition on competition, financial condition and future prospects, including current and projected capital ratios and levels, the competence, experience and integrity of management and record of compliance with laws and regulations, the convenience and needs of the communities to be served, including the acquiring institution’s record of compliance under the CRA, the effectiveness of the acquiring institution in combating money laundering activities and protests from various stakeholders of both BB&T and its acquisition partner. Also, under the Dodd-Frank Act, U.S. regulators must now take systemic risk into account when evaluating whether to approve a potential acquisition transaction involving a large financial institution like BB&T. BB&T cannot be certain when or if, or on what terms and conditions, any required regulatory approvals will be granted. In specific cases, BB&T may be required to sell banks or branches, or take other actions as a condition to receiving regulatory approval. An inability to satisfy other material conditions necessary to consummate an acquisition transaction, such as third-party litigation, a judicial order blocking the transaction or lack of shareholder approval, could also prevent BB&T from completing an announced acquisition.

BB&T may not be able to successfully integrate bank or nonbank mergers and acquisitions.

Difficulties may arise in the integration of the business and operations of BHCs, banks and other nonbank entities BB&T acquires and, as a result, BB&T may not be able to achieve the cost savings and synergies that it expects will result from such transactions. Achieving cost savings is dependent on consolidating certain operational and functional areas, eliminating duplicative positions and terminating certain agreements for outside services. Additional operational savings are dependent upon the integration of the acquired or merged entity’s businesses with BB&T or one of BB&T’s subsidiaries, the conversion of core operating systems, data systems and products and the standardization of business practices. Complications or difficulties in the conversion of core operating systems, data systems and products may result in the loss of customers, damage to BB&T’s reputation within the financial services industry, operational problems, one-time costs currently not anticipated or reduced cost savings resulting from such mergers or acquisitions. Annual cost savings in each such transaction may be materially less than anticipated if the holding company, bank merger or nonbank merger or acquisition is delayed unexpectedly, the integration of operations is delayed beyond what is anticipated or the conversion to a single data system is not accomplished on a timely basis.

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

Rulemaking changes implemented by the CFPB will result in higher regulatory and compliance costs related to originating and servicing mortgages and may adversely affect our results of operations.

The CFPB recently has finalized a number of significant rules which will impact nearly every aspect of the lifecycle of a residential mortgage. These rules implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, the Truth in Lending Act and the Real Estate Settlement Procedures Act. The final rules require banks to, among other things: (i) develop and implement procedures to ensure compliance with a new "reasonable ability to repay" test and identify whether a loan meets a new definition for a "qualified mortgage;" (ii) implement new or revised disclosures, policies and procedures for servicing mortgages including, but not limited to, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower's principal residence; (iii) comply with additional restrictions on mortgage loan originator compensation; and (iv) comply with new disclosure requirements and standards for appraisals and escrow accounts maintained for "higher priced mortgage loans." These new rules create operational and strategic challenges for BB&T, as it is both a mortgage originator and a servicer. For example, business models for cost, pricing, delivery, compensation, and risk management will need to be reevaluated and potentially revised, perhaps substantially. Additionally, programming changes and enhancements to systems will be necessary to comply with the new rules. Some of these new rules will be effective in June 2013, while others will be effective in January 2014. Forthcoming additional rulemaking affecting the residential mortgage business is also expected. Achieving full compliance in the relatively short timeframe provided for certain of the new rules will result in increased regulatory and compliance costs.

The Colonial loan portfolios are largely covered by shared-loss agreements, however, BB&T is not immune from losses or risks relative to these portfolios.

Branch Bank acquired significant loan portfolios in connection with its acquisition of Colonial and entered into loss sharing agreements with the FDIC, which provide that a significant portion of losses related to the covered loan portfolios will be borne by the FDIC.  Fluctuations in economic conditions, including those related to local residential real estate, commercial real estate and construction markets, may increase the level of charge-offs on the acquired loan portfolio and correspondingly reduce BB&T’s net income.  These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on BB&T’s operations and financial condition even if other favorable events occur.  Additionally, the loss sharing agreements have limited terms; therefore, any charge-off of related losses that Branch Bank experiences after the term of the loss sharing agreements will not be reimbursed by the FDIC and will negatively impact BB&T’s net income.

ITEM 2. PROPERTIES

BB&T owns or leases significant office space used as the Company’s headquarters in Winston-Salem, North Carolina. BB&T owns free-standing operations centers, with its primary operations and information technology center located in Wilson, North Carolina. BB&T occupies offices that are either owned or operated under long-term leases. At December 31, 2012, Branch Bank operated 1,832 branch offices in North Carolina, Virginia, Florida, Georgia, Maryland, South Carolina, Alabama, West Virginia, Kentucky, Tennessee, Texas, Washington D.C and Indiana. BB&T also operates numerous insurance agencies and other businesses that occupy facilities. Office locations are either owned or leased. Management believes that the premises occupied by BB&T and its subsidiaries are well-located and suitably equipped to serve as financial services facilities. See Note 5 “Premises and Equipment” in the “Notes to Consolidated Financial Statements” in this report for additional disclosures related to BB&T’s properties and other fixed assets.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

BB&T’s common stock is traded on the NYSE under the symbol “BBT.” BB&T’s common stock was held by approximately 315,000 shareholders at December 31, 2012 compared to approximately 293,000 shareholders at December 31, 2011. The following table sets forth the quarterly high and low trading prices and closing sales prices for BB&T’s common stock and the dividends declared per share of common stock for each of the last eight quarters.

Table 3
Quarterly Summary of Market Prices and Cash Dividends Declared on Common Stock

		2012				2011
					Cash				Cash
		Sales Prices			Dividends	Sales Prices			Dividends
		High	Low	Last	Declared	High	Low	Last	Declared (1)
	Quarter Ended:
	March 31	$31.94	$25.26	$31.39	$0.20	$29.60	$25.95	$27.45	$0.17
	June 30	32.74	27.40	30.85	0.20	27.81	25.24	26.84	0.16
	September 30	34.37	30.41	33.16	0.20	27.36	18.92	21.33	0.16
	December 31	33.89	26.86	29.11	0.20	25.57	19.76	25.17	0.16
	Year	$34.37	$25.26	$29.11	$0.80	$29.60	$18.92	$25.17	$0.65

(1)	The first quarter of 2011 included a special $0.01 dividend.

Common Stock and Dividends

BB&T’s ability to pay dividends is primarily dependent on earnings from operations, the adequacy of capital and the availability of liquid assets for distribution. BB&T’s ability to generate liquid assets for distribution is dependent on the ability of Branch Bank to pay dividends to the Parent Company. The payment of cash dividends is an integral part of providing a competitive return on shareholders’ investments. The Company’s policy is to accomplish this while retaining sufficient capital to support future growth and to meet regulatory requirements. Management has established a guideline that the common dividend payout ratio will be between 30% and 50% of basic EPS during normal economic conditions. BB&T’s common dividend payout ratio, computed by dividing dividends declared per common share by basic EPS, was 29.2% in 2012 compared to 35.1% in 2011. BB&T has paid a cash dividend to shareholders every year since 1903. In January 2013, BB&T aligned scheduled common dividend payment dates to occur in the same quarter the dividends are declared. Going forward, BB&T expects common dividend declarations, if declared, to occur in January, April, July and October with payment dates on or about the first of March, June, September and December. A discussion of dividend restrictions is included in Note 16 “Regulatory Requirements and Other Restrictions” in the “Notes to Consolidated Financial Statements” and in the “Regulatory Considerations” section.

Preferred Stock

During 2012, BB&T issued $2.2 billion of Non-Cumulative Perpetual Preferred Stock through a series of issuances for net proceeds of $2.1 billion. Dividends, if declared, accrue and are payable quarterly, in arrears, at rates ranging from 5.20% to 5.85% per annum. See Note 11 “Shareholders’ Equity” for additional information.

These securities are expected to qualify as non-common Tier 1 capital under the new Basel III capital rules.

Share Repurchases

BB&T has periodically repurchased shares of its own common stock. In accordance with North Carolina law, repurchased shares cannot be held as treasury stock, but revert to the status of authorized and unissued shares upon repurchase.

On June 27, 2006, BB&T’s Board of Directors granted authority under the 2006 Repurchase Plan for the repurchase of up to 50 million shares of BB&T’s common stock. The 2006 Repurchase Plan also authorizes the repurchase of the remaining shares from the previous authorization. The 2006 Repurchase Plan remains in effect until all the authorized shares are repurchased unless modified by the Board of Directors. No shares were repurchased in connection with the 2006 Repurchase Plan during 2012, 2011 or 2010.

Table 4
Share Repurchase Activity

					Maximum Remaining
					Number of Shares
		Total	Average	Total Shares Purchased	Available for Repurchase
		Shares	Price Paid	Pursuant to	Pursuant to
		Repurchased (1)	Per Share (2)	Publicly-Announced Plan	Publicly-Announced Plan
		(Shares in thousands)
	October 2012	8	$32.01	―	44,139
	November 2012	7	28.42	―	44,139
	December 2012	9	28.42	―	44,139
	Total	24	29.70	―	44,139

(1)	Repurchases reflect shares exchanged or surrendered in connection with the exercise of equity-based awards under BB&T’s equity-based compensation plans.
(2)	Excludes commissions.

Equity Compensation Plan Information

The following table provides information concerning securities to be issued upon the exercise of outstanding equity-based awards, the weighted average price of such awards and the securities remaining available for future issuance as of December 31, 2012.

Table 5
Equity Compensation Plan Information

		(a)	(b)	(c)(1)
		Number of securities	Weighted-average	Number of securities remaining
		to be issued upon	exercise price of	available for future issuance
		exercise of outstanding	outstanding options,	under equity compensation plans
	Plan Category	options, warrants and rights	warrants and rights	(excluding securities reflected in (a))
Equity compensation plans
approved by security
	holders	59,321,898	$26.13	34,886,045
Equity compensation plans
not approved by
	security holders	―	―	―
	Total	59,321,898	26.13	34,886,045

(1)	All awards remaining available for future issuance will be issued under the terms of the 2012 Plan.

Performance Graph

Set forth below is a graph comparing the total returns (assuming reinvestment of dividends) of BB&T Common Stock, the S&P 500 Index, and an Industry Peer Group Index. The graph assumes $100 invested on December 31, 2007 in BB&T Common Stock and in each of the indices. In 2012, the financial holding companies in the Peer Group were Comerica Incorporated, Fifth-Third Bancorp, Huntington Bancshares, Incorporated, KeyCorp, M&T Bank Corporation, PNC Financial Services Group, Inc., Regions Financial Corporation, SunTrust Banks, Inc., U.S. Bancorp and Zions Bancorporation. The Peer Group consists of financial and BHCs with assets between approximately $50 billion and $355 billion as of December 31, 2012.

*	$100 invested on December 31, 2007, in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

		Cumulative Total Return
		12/07	12/08	12/09	12/10	12/11	12/12
	BB&T Corporation	$100.00	$95.69	$93.87	$99.43	$97.57	$115.69
	S&P 500 Index	100.00	63.00	79.68	91.68	93.61	108.59
	BB&T’s Peer Group	100.00	63.27	59.09	77.41	68.63	83.99

ITEM 6. SELECTED FINANCIAL DATA
(Dollars in millions, except per share data, shares in thousands)

							Five Year
	As of/ For the Years Ended December 31,						Compound
	2012	2011	2010	2009	2008	2007	Growth Rate
Summary of Operations:
Interest income	$6,917	$6,885	$7,115	$6,884	$7,207	$7,894	(2.6)%
Interest expense	1,060	1,378	1,795	2,040	2,969	4,014	(23.4)
Net interest income	5,857	5,507	5,320	4,844	4,238	3,880	8.6
Provision for credit losses	1,057	1,190	2,638	2,811	1,445	448	18.7
Net interest income after
provision for credit losses	4,800	4,317	2,682	2,033	2,793	3,432	6.9
Noninterest income	3,820	3,113	3,957	3,934	3,197	2,774	6.6
Noninterest expense	5,828	5,802	5,670	4,931	3,911	3,624	10.0
Income before income taxes	2,792	1,628	969	1,036	2,079	2,582	1.6
Provision for income taxes	764	296	115	159	550	836	(1.8)
Net income	2,028	1,332	854	877	1,529	1,746	3.0
Noncontrolling interest	49	43	38	24	10	12	32.5
Dividends and accretion on
preferred stock	63	―	―	124	21	―	NM
Net income available to
common shareholders	$1,916	$1,289	$816	$729	$1,498	$1,734	2.0

Per Common Share:
Average shares outstanding:
Basic	698,739	696,532	692,489	629,583	548,847	547,184	5.0
Diluted	708,877	705,168	701,039	635,619	552,498	551,755	5.1
Earnings:
Basic	$2.74	$1.85	$1.18	$1.16	$2.73	$3.17	(2.9)
Diluted	2.70	1.83	1.16	1.15	2.71	3.14	(3.0)
Cash dividends declared (1)	0.80	0.65	0.60	0.92	1.87	1.80	(15.0)
Book value	27.21	24.98	23.67	23.47	23.16	23.14	3.3

Average Balances:
Securities, at amortized cost	$36,334	$29,923	$27,610	$31,226	$23,402	$21,731	10.8
Loans and leases (2)	113,733	105,962	104,787	102,146	95,195	87,952	5.3
Other assets	28,035	27,081	27,261	21,810	18,284	16,737	10.9
Total assets	$178,102	$162,966	$159,658	$155,182	$136,881	$126,420	7.1
Deposits	$127,617	$112,318	$106,773	$102,381	$88,831	$83,501	8.9
Long-term debt	20,651	22,257	21,653	19,085	19,839	18,045	2.7
Other liabilities	10,357	11,124	14,346	17,478	14,678	12,659	(3.9)
Shareholders' equity	19,477	17,267	16,886	16,238	13,533	12,215	9.8
Total liabilities and
shareholders' equity	$178,102	$162,966	$159,658	$155,182	$136,881	$126,420	7.1

Period-End Balances:
Total assets	$183,872	$174,579	$157,081	$165,764	$152,015	$132,618	6.8
Loans and leases (2)	118,364	111,205	107,264	106,207	98,669	91,686	5.2
Deposits	133,075	124,939	107,213	114,965	98,613	86,766	8.9
Long-term debt	19,114	21,803	21,730	21,376	18,032	18,693	0.4
Shareholders' equity	21,223	17,480	16,498	16,241	16,081	12,664	10.9

Selected Ratios:
Rate of return on:
Average total assets	1.14%	0.82%	0.54%	0.56%	1.12%	1.38%
Average common equity	10.35	7.49	4.85	4.93	11.44	14.25
Average total equity	10.41	7.71	5.06	5.40	11.30	14.30
Dividend payout	29.20	35.14	50.85	79.31	68.50	56.78
Average equity to average assets	10.94	10.60	10.58	10.46	9.89	9.66

(1)	2011 included a special $0.01 dividend.
(2)	Loans and leases are net of unearned income and include LHFS.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Significant accomplishments in 2012

The Company’s more significant accomplishments during 2012 were:

•	Record net income available to common shareholders of $1.9 billion represented a 48.6% increase over the prior year
•	Strong growth in noninterest income was driven by record insurance, mortgage banking and investment banking and brokerage commission revenues
•	Continued improvement in credit quality with NPAs, excluding covered foreclosed property, declining $914 million, or 37.3%. NPAs are now at their lowest level since June 30, 2008
•	Strong results from the FRB’s 2012 CCAR process, which resulted in a 25% increase to the quarterly dividend in 2012 and a 15% increase to the quarterly dividend in the first quarter of 2013. Highlights of the stress test results include:
o	One of the strongest Tier 1 common ratios (excluding capital issuances) among traditional banks
o	Lowest loan loss rate under the stress scenario among traditional banks
•	Total end of period loans held for investment increased 6.6% driven by growth in the residential mortgage, commercial and industrial, other lending subsidiaries and direct retail lending portfolios
•	Continued improvement in deposit mix and average cost, as evidenced by a 26.4% increase in noninterest-bearing deposits, and a 25 basis point reduction in the average cost of interest-bearing deposits, during 2012
•	Successful acquisition of Crump Insurance in April 2012 resulted in BB&T establishing a #1 market share in wholesale life and a #2 market share in wholesale property and casualty in U.S. markets
•	Successful acquisition of BankAtlantic in July 2012, which enhanced BB&T’s presence in the Southeast Florida market and resulted in a $3.5 billion increase in deposits

Challenges

BB&T’s business has become more dynamic and complex in recent years. Consequently, management has annually evaluated and, as necessary, adjusted the Company’s business strategy in the context of the current operating environment. During this process, management considers the current financial condition and performance of the Company and its expectations for future economic activity from both a national and local market perspective. The achievement of BB&T’s key strategic objectives and established long-term financial goals is subject to many uncertainties and challenges. In the opinion of management, the challenges that are most relevant and likely to have a near term impact on performance are presented below:

•	The impact of U.S. fiscal debt, budget and tax negotiations
•	Intense competition within the financial services industry
•	Cost and risk associated with the regulatory initiatives

Overview of Significant Events and Financial Results

Despite challenging market conditions throughout the year, BB&T produced record annual earnings for 2012. These results were driven by broad-based loan growth, improvements in deposit mix and cost, a significant increase in noninterest income, and a continued focus on controlling noninterest expense. In addition, BB&T continued to make significant progress towards reducing the level of NPAs, which had a beneficial impact on credit costs incurred during the year.

Consolidated net income available to common shareholders for 2012 totaled $1.9 billion, an increase of $627 million, or 48.6%, compared to $1.3 billion earned during 2011. On a diluted per common share basis, earnings for 2012 were $2.70, compared to $1.83 for 2011. BB&T’s results of operations for 2012 produced a return on average assets of 1.14% and a return on average common shareholders’ equity of 10.35% compared to prior year ratios of 0.82% and 7.49%, respectively.

BB&T’s revenues for 2012 were $9.8 billion on a FTE basis, up 12.1% compared to 2011. The increase in revenues was broad based, with $350 million of the increase attributable to higher net interest income and $707 million related to an increase in noninterest income. Net interest income on a FTE basis was up 6.2% compared to 2011, primarily the result of a 23.1% decrease in interest expense compared to 2011. Noninterest income increased 22.7% compared to 2011, largely the result of record insurance, mortgage banking and investment banking and brokerage commission revenues.

Credit costs continued to improve during 2012 as NPAs, excluding covered foreclosed property, declined $914 million, or 37.3%, compared to 2011. This decline included a $492 million decrease in NPLs and a $422 million decrease in foreclosed real estate and other property. Net charge-offs for 2012, excluding covered, were $1.3 billion, a decrease of $334 million, or 21.0%, compared to the prior year. BB&T recorded a $1.0 billion provision for credit losses in 2012, excluding covered, compared to $1.1 billion in the prior year. The ratio of the ALLL to net charge-offs excluding covered was 1.50x for 2012 compared to 1.32x in 2011. Foreclosed property expenses declined $536 million, or 66.8%, during 2012, reflecting the impact of a more aggressive approach to reducing the inventory of foreclosed property that was implemented during the fourth quarter of 2011.

BB&T’s total assets at December 31, 2012 were $183.9 billion, an increase of $9.3 billion, or 5.3%, compared to December 31, 2011. The growth in total assets includes an increase of $7.2 billion in total loans and leases and $2.3 billion in the total securities portfolio. The growth in the loan and lease portfolio reflects broad-based growth, led by increases in the residential mortgage, commercial and industrial and direct retail lending portfolios. The increase in the total securities portfolio is primarily the result of purchases of investment securities that were made in the fourth quarter of 2012 in response to slowing loan growth forecasts.

Total deposits at December 31, 2012 were $133.1 billion, an increase of $8.1 billion, or 6.5%, from December 31, 2011. The increase in deposits was led by noninterest-bearing deposits, which increased $6.8 billion, or 26.4%, and money market and savings accounts, which increased $3.3 billion, or 7.4%. These increases were partially offset by a decrease in certificates and other time deposits totaling $2.3 billion. These changes resulted in a substantial improvement to deposit mix, with noninterest-bearing accounts representing 24.4% of total deposits at December 31, 2012, compared to 20.6% at December 31, 2011. The cost of interest-bearing deposits for 2012 declined to 0.43%, a decline of 25 basis points from 0.68% for 2011.

Total shareholders’ equity increased 21.4% compared to December 31, 2011. This increase was primarily driven by net proceeds of $2.1 billion of Tier 1 qualifying non-cumulative perpetual preferred stock during 2012 and net income retained after dividends declared. The Tier 1 common ratio was 9.3% at December 31, 2012, compared to 9.4% at December 31, 2011. In addition, the Tier 1 risk-based capital and total risk-based capital ratios were 11.0% and 13.9% at December 31, 2012, respectively. BB&T’s risk-based and tangible capital ratios remain well above regulatory standards for well-capitalized banks. As of December 31, 2012, measures of tangible capital were not required by the regulators and, therefore, were considered non-GAAP measures. Refer to the section titled “Capital” herein for a discussion of how BB&T calculates and uses these measures in the evaluation of the Company.

Reclassifications

In certain circumstances, reclassifications have been made to prior period information to conform to the 2012 presentation. Such reclassifications had no effect on previously reported shareholders’ equity or net income.

Critical Accounting Policies

The accounting and reporting policies of BB&T are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Different assumptions in the application of these policies could result in material changes in the consolidated financial position and/or consolidated results of operations and related disclosures. The more critical accounting and reporting policies include those related to the ACL, determining fair value of financial instruments, intangible assets and other purchase accounting related adjustments associated with mergers and acquisitions, costs and benefit obligations associated with BB&T’s pension and postretirement benefit plans, and income taxes. Understanding BB&T’s accounting policies is fundamental to understanding the consolidated financial position and consolidated results of operations. Accordingly, BB&T’s significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in detail in Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements.”

The following is a summary of BB&T’s critical accounting policies that are highly dependent on estimates, assumptions and judgments. These critical accounting policies are reviewed with the Audit Committee of BB&T’s Board of Directors on a periodic basis.

ACL

It is the policy of BB&T to maintain an ALLL and a RUFC that represent management’s best estimate of probable credit losses inherent in the portfolio at the balance sheet date. Estimates for loan and lease losses are determined by analyzing historical loan and lease losses, historical loan and lease migration to charge-off experience, current trends in delinquencies and charge-offs, expected cash flows on purchased loans, current assessment of problem loans and leases, the results of regulatory examinations, and changes in the size, composition and risk assessment of the loan and lease portfolio. For TDRs, default expectations and estimated slower prepayment speeds that are specific to each of the restructured loan populations are incorporated in the determination of the ALLL. Also included in management’s estimates for loan and lease losses are considerations with respect to the impact of current economic events, the outcomes of which are uncertain. These events may include, but are not limited to, fluctuations in overall interest rates, political conditions, legislation that may directly or indirectly affect the banking industry and economic conditions affecting specific geographical areas and industries in which BB&T conducts business. The methodology used to determine an estimate for the RUFC is inherently similar to the methodology used in calculating the ALLL adjusted for factors specific to binding commitments, including the probability of funding and exposure at the time of funding. A detailed discussion of the methodology used in determining the ALLL and the RUFC is included in Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements.”

Fair Value of Financial Instruments

At December 31, 2012, the percentage of total assets and total liabilities measured at fair value on a recurring basis was 17.3% and 0.9%, respectively, including securities available for sale, trading securities, derivatives, LHFS, residential MSRs and private equity investments. The vast majority of assets and liabilities carried at fair value are based on either quoted market prices or market prices for similar instruments. At December 31, 2012, 6.3% of assets measured at fair value on a recurring basis, or 1.1% of total assets, were based on significant unobservable inputs. See Note 18 “Fair Value Disclosures” in the “Notes to Consolidated Financial Statements” herein for additional disclosures regarding the fair value of financial instruments.

Securities

BB&T generally utilizes a third-party pricing service in determining the fair value of its available for sale and trading securities. Fair value measurements are derived from market-based pricing matrices that were developed using observable inputs that include benchmark yields, benchmark securities, reported trades, offers, bids, issuer spreads and broker quotes. Management performs various procedures to evaluate the accuracy of the fair values provided by the third-party service. These procedures, which are performed independent of the responsible LOB, include comparison of pricing information received from the third party pricing service to other third party pricing sources, review of additional information provided by the third party pricing service and other third party sources for selected securities, and back-testing to compare the price realized on any security sales to the daily pricing information received from the third party pricing service. The IPV committee, which provides oversight to BB&T’s enterprise-wide IPV function, is responsible for oversight of the comparison of pricing information received from the third party pricing service to other third party pricing sources, approving tolerance limits determined by IPV for price comparison exceptions, reviewing significant changes to pricing and valuation policies, and reviewing and approving the pricing decisions made on any illiquid and hard-to-price securities. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment by management. As of December 31, 2012, BB&T had approximately $994 million of available for sale securities, which is less than 1% of total assets, valued using unobservable inputs, the majority of which were non-agency RMBS securities that are covered by a loss sharing agreement with the FDIC.

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

MSRs

BB&T has a significant mortgage loan servicing portfolio and related MSRs. BB&T has two classes of MSRs for which it separately manages the economic risk: residential and commercial. Residential MSRs are primarily carried at fair value with changes in fair value recorded as a component of mortgage banking income. BB&T uses various derivative instruments to mitigate the income statement effect of changes in fair value due to changes in valuation inputs and assumptions of its residential MSRs. MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, BB&T estimates the fair value of residential MSRs using an OAS valuation model to project MSR cash flows over multiple interest rate scenarios, which are then discounted at risk-adjusted rates. The OAS model considers portfolio characteristics, contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. BB&T reassesses and periodically adjusts the underlying inputs and assumptions in the OAS model to reflect market conditions and assumptions that a market participant would consider in valuing the MSR asset.

Fair value estimates and assumptions are compared to industry surveys, recent market activity, actual portfolio experience and, when available, observable market data. Due to the nature of the valuation inputs, MSRs are classified within Level 3 of the valuation hierarchy. The value of MSRs is significantly affected by mortgage interest rates available in the marketplace, which influence mortgage loan prepayment speeds. In general, during periods of declining interest rates, the value of MSRs declines due to increasing prepayments attributable to increased mortgage-refinance activity. Conversely, during periods of rising interest rates, the value of MSRs generally increases due to reduced refinance activity. Commercial MSRs are carried at the lower of cost or market and amortized over the estimated period that servicing income is expected to be received based on projections of the amount and timing of estimated future cash flows. The amount and timing of servicing asset amortization is based on actual results and updated projections. Refer to Note 7 “Loan Servicing” in the “Notes to Consolidated Financial Statements” for quantitative disclosures reflecting the effect that changes in management’s assumptions would have on the fair value of MSRs.

LHFS

BB&T originates certain mortgage loans for sale to investors that are carried at fair value. The fair value is primarily based on quoted market prices for securities backed by similar types of loans. Changes in the fair value are recorded as a component of mortgage banking income, while the related origination costs are recognized in noninterest expense when incurred. The changes in fair value of these assets are largely driven by changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with the mortgage loan held for sale. BB&T uses various derivative instruments to mitigate the economic effect of changes in fair value of the underlying loans.

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

Private Equity and Similar Investments

BB&T has private equity and similar investments that are carried at fair value. Changes in the fair value of these investments are recorded in other noninterest income each period. In many cases there are no observable market values for these investments and management must estimate the fair value based on a comparison of the operating performance of the company to multiples in the marketplace for similar entities. This analysis requires significant judgment and actual values in a sale could differ materially from those estimated. As of December 31, 2012, BB&T had $323 million of these investments, which represented less than 1% of total assets.

Intangible Assets

BB&T’s mergers and acquisitions are accounted for using the acquisition method of accounting. Under the acquisition method, BB&T is required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair values, which often involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques, all of which are inherently subjective. The amortization of identified intangible assets is based upon the estimated economic benefits to be received, which is also subjective.

Acquisitions typically result in goodwill, which is subject to ongoing periodic impairment tests based on the fair values of the reporting units to which the acquired goodwill relates. Refer to Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” for a description of BB&T’s impairment testing process. Management considers the sensitivity of the significant assumptions in its impairment analysis including consideration of a 10% change in estimated future cash flows or the discount rate for each reporting unit.

Pension and Postretirement Benefit Obligations

BB&T offers various pension plans and postretirement benefit plans to employees. Calculation of the obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions. Actuarial assumptions used in the determination of future values of plan assets and liabilities are subject to management judgment and may differ significantly if different assumptions are used. The discount rate assumption used to measure the postretirement benefit obligations is set by reference to published high-quality bond indices, as well as certain hypothetical spot-rate yield curves. These yield curves were constructed from the underlying bond price and yield data collected as of the plan’s measurement date and are represented by a series of annualized, individual discount rates with durations ranging from six months to thirty years. Each discount rate in the curve was derived from an equal weighting of the double A or higher bond universe, apportioned into distinct maturity groups. For durations where no bond maturities were available, the discount rates for these maturities were extrapolated based on historical relationships from observable data in similar markets. These indices and hypothetical curves give only an indication of the appropriate discount rate because the cash flows of the bonds comprising the indices and curves do not match the projected benefit payment stream of the plan precisely. For this reason, BB&T also considers the individual characteristics of the plan, such as projected cash flow patterns and payment durations, when setting the discount rate. Management evaluated the sensitivity changes that the expected return on plan assets and the discount rate would have on pension expense for 2013. A decrease of 25 basis points in the discount rate would result in additional pension expense of approximately $19 million for 2013. Based on the balance of plan assets on December 31, 2012, a decrease of one percent in the expected return on plan assets would result in an increase of approximately $30 million in pension expense for 2013. Refer to Note 14 “Benefit Plans” in the “Notes to Consolidated Financial Statements” for disclosures related to BB&T’s benefit plans.

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

Analysis of Results of Operations

Consolidated net income available to common shareholders totaled $1.9 billion for 2012, which generated basic EPS of $2.74 and diluted EPS of $2.70. Net income available to common shareholders for 2011 and 2010 was $1.3 billion and $816 million, respectively. Basic EPS was $1.85 in 2011 and $1.18 in 2010, while diluted EPS was $1.83 and $1.16 for 2011 and 2010, respectively.

Two important and commonly used measures of bank profitability are return on average assets (net income as a percentage of average total assets) and return on average common shareholders’ equity (net income available to common shareholders as a percentage of average common shareholders’ equity). BB&T’s returns on average assets were 1.14%, 0.82%, and 0.54% for the years ended December 31, 2012, 2011 and 2010, respectively. The returns on average common shareholders’ equity were 10.35%, 7.49%, and 4.85% for the last three years.

Net Interest Income and NIM

Net interest income is BB&T’s primary source of revenue. Net interest income is influenced by a number of factors, including the volume, mix and maturity of interest-earning assets and interest-bearing liabilities and the interest rates earned and paid thereon. The difference between rates earned on interest-earning assets and the cost of funds (with a FTE adjustment made to tax-exempt items to provide comparability with taxable items) is measured by the NIM.

2012 compared to 2011

For 2012, net interest income on an FTE-adjusted basis totaled $6.0 billion, compared with $5.7 billion in 2011. Net interest income on an FTE-adjusted basis increased 6.2% in 2012 compared to 2011. The increase in net interest income was primarily driven by lower funding costs, which declined $319 million compared to 2011. The improvement in funding costs reflects a 25 basis point reduction in the average cost of interest-bearing deposits for 2012 compared to the prior year and the 2012 redemption of all junior subordinated debt to unconsolidated trusts. Net interest income also benefited from the growth in average earning assets, which more than offset the negative impact of lower yields on new loans.

The FTE-adjusted NIM is the primary measure used in evaluating the gross profit margin from the portfolios of earning assets. The FTE-adjusted NIM was 3.91% in 2012 compared with 4.06% in 2011. The decline in the NIM primarily reflects the runoff of higher yielding covered loans and lower yields on new loans, partially offset by the lower funding costs described above.

Management expects NIM to be in the mid 3.70s% range in the first quarter of 2013 as a result of lower rates on new earning assets and the runoff of covered loans, partially offset by lower funding costs and improved asset mix. Deposit costs are expected to continue to trend lower in 2013, which would benefit net interest income.

The FTE yield on the total securities portfolio was 2.64% for the year ended December 31, 2012 compared to 2.67% for the prior year. The decrease reflects a higher volume of lower yielding RMBS securities issued by GSEs.

The average annualized FTE yield for 2012 for the total loan portfolio was 5.35% compared to 5.87% for the prior year. The decrease was primarily due to the runoff of higher yielding covered loans and a higher volume of new loans originated at lower rates.

The average rate paid on interest-bearing deposits dropped to 0.43% during 2012, from 0.68% in 2011. This improvement was a result of lower rates on interest-bearing deposits, including a 56 basis point reduction in the cost of certificates and other time deposits and a 13 basis point reduction in the cost of money market and savings accounts.

The rates paid on average short-term borrowings declined from 0.27% in 2011 to 0.26% during 2012. At December 31, 2012, the targeted Federal funds rate was a range of zero percent to 0.25%. The average rate on long-term debt during 2012 was 3.02%, a decrease of 38 basis points compared to the prior year. This reduction was primarily due to the redemption of all higher cost junior subordinated debt to unconsolidated trusts during 2012 and the related benefit associated with accelerated amortization of derivatives that were unwound in a gain position.

2011 compared to 2010

For 2011, net interest income on an FTE-adjusted basis totaled $5.7 billion, compared with $5.5 billion in 2010. Net interest income on an FTE-adjusted basis increased 3.6% in 2011 compared to 2010. The increase in net interest income was driven by lower funding costs, which declined $418 million compared to 2010. The improvement in funding costs reflects a more favorable mix of funding liabilities, benefits from the accelerated amortization of derivatives that were unwound in a gain position and decreases in rates paid on deposits. The improvement in funding costs more than offset lower yields on new loans and securities. In addition, net interest income was higher due to better performance from loans and securities acquired in the Colonial acquisition as cash flow expectations improved from the prior estimates.

The FTE-adjusted NIM is the primary measure used in evaluating the gross profit margin from the portfolios of earning assets. The FTE-adjusted NIM was 4.06% in 2011 compared with 4.03% in 2010. This improvement primarily reflects the higher yields on covered loans and securities and lower funding costs.

The FTE yield on the total securities portfolio was 2.67% for the year ended December 31, 2011 compared to 3.89% for the prior year. The decrease was primarily the result of management’s efforts to deleverage and de-risk the portfolio during 2010. The securities purchased included floating rate and other securities with lower yields. The yield on the securities portfolio benefited from higher yields on covered securities due to the impact of duration adjustments in the prior year.

The average annualized FTE yield for 2011 for the total loan portfolio was 5.87% compared to 5.88% for the prior year. The slight decrease was primarily due to new loan volumes originated at lower rates, partially offset by the acquired loans from the Colonial transaction, which have produced higher yields due to better than expected performance.

The average rate paid on interest-bearing deposits dropped to 0.68% during 2011, from 1.05% in 2010. The decline was a result of the decrease in relatively higher-rate CDs and management’s ability to lower rates on other deposit products.

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

Covered Assets and FDIC Loss Share Receivable

In connection with the Colonial acquisition, Branch Bank entered into loss sharing agreements with the FDIC that outline the terms and conditions under which the FDIC will reimburse Branch Bank for a portion of the losses incurred on certain loans, OREO, certain investment securities and other assets (collectively, “covered assets”). The FDIC’s obligation to reimburse Branch Bank for losses with respect to covered assets begins with the first dollar of loss incurred. The loss sharing agreement applicable to single family residential mortgage loans expires in 2019. The loss sharing agreement applicable to commercial loans and other covered assets expires in 2014; however, Branch Bank must reimburse the FDIC for gains and recoveries through August 2017. The terms of the loss sharing agreement with respect to certain non-agency RMBS provides that Branch Bank will be reimbursed by the FDIC for 95% of any and all losses. For other covered assets, the FDIC will reimburse Branch Bank for (1) 80% of losses incurred up to $5 billion and (2) 95% of losses in excess of $5 billion. Gains and recoveries on covered assets will offset losses, or be paid to the FDIC, at the applicable loss share percentage at the time of recovery. At the conclusion of the loss share period should actual aggregate losses, excluding securities, be less than an amount determined in accordance with these agreements, BB&T will pay the FDIC a portion of the difference. The fair value of the net reimbursement the Company expected to receive from the FDIC under those agreements was recorded as the FDIC loss share receivable at the date of acquisition. The fair value of the FDIC loss share receivable was estimated using a discounted cash flow methodology.

Acquired loans were aggregated into separate pools based upon common risk characteristics. Each pool is considered a unit of account and the cash flows expected to be collected, credit losses and other relevant information are developed for each pool. A summary of the accounting treatment related to changes in credit losses on each loan pool and the related FDIC loss share asset follows.

•	If the estimated credit loss on a loan pool is increased:
o	The reduction in the net present value of the loan pool is recognized immediately as provision expense and an increase to the ALLL.
o	The FDIC loss share asset is increased by 80% of the adjustment to the allowance through income.
•	If the estimated credit loss on a loan pool is reduced:
o	If the loan pool has an allowance, the allowance is first reduced to $0 (and 80% of this reduction decreases the FDIC loss share asset) through income.
o	If the loan pool does not have an allowance (or it is first reduced to $0 and there remains additional expected cash flows), the excess of expected cash flows is recognized as a yield adjustment over the remaining expected life of the loan.
o	The decrease in expected reimbursement from the FDIC is recognized in income prospectively using a level yield methodology over the remaining life of the loss share agreements.
o	The increase in the amount expected to be paid to the FDIC as a result of the aggregate loss calculation is recognized prospectively using a level yield methodology over the remaining life of the loss share agreements.

The accounting treatment for covered securities is summarized below:

•	The discount established at acquisition is accreted over the expected life of the underlying securities using a level yield methodology.
•	Changes to the expected life of the securities are recognized with a cumulative adjustment to the accretion recognized.
•	OTTI is determined using the same methodology as non-covered securities.

•	The income statement effect of the above items is offset by the applicable loss share percentage in FDIC loss share income, net.

The following table provides the carrying amount and estimated fair value of the components of the FDIC loss share receivable.

Table 6
FDIC Loss Share Receivable

	December 31,
	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in millions)
Covered loans	$1,107	$751	$1,532	$1,351
Covered securities	(553)	(502)	(396)	(354)
Aggregate loss calculation	(75)	(100)	(36)	(87)
FDIC loss share receivable	$479	$149	$1,100	$910

The decrease in the carrying amount attributable to covered loans was due to the receipt of cash from the FDIC and the negative accretion due to the credit loss improvement partially reduced by the offset to the provision for covered loans. The change in the carrying amount attributable to covered securities was due to the offsets to the accretion of the discount and the amount of the increase in fair value of covered securities. The change in the carrying amount attributable to the aggregate loss calculation is primarily due to accretion of the expected payment, which is included in the “Accretion due to credit loss improvement” below. The fair values were based upon a discounted cash flow methodology that was consistent with the acquisition date methodology. The fair value attributable to covered loans and the aggregate loss calculation changes over time due to the receipt of cash from the FDIC, updated credit loss assumptions and the passage of time. The fair value attributable to covered securities was based upon the timing and amount that would be payable to the FDIC should they settle at the current fair value at the conclusion of the loss share agreement.

The following table provides information related to the income statement impact of covered loans and securities and the FDIC loss sharing asset recognized in the Colonial acquisition. The table excludes all amounts related to other assets acquired and liabilities assumed in the acquisition.

Table 7
Revenue, Net of Provision, Impact from Covered Assets

	Years Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Interest income-covered loans	$765	$1,053	$933
Interest income-covered securities	172	168	142
Total interest income	937	1,221	1,075
Provision for covered loans	(13)	(71)	(144)
OTTI for covered securities	(4)	―	―
FDIC loss share income, net	(318)	(289)	(116)
Adjusted net revenue	$602	$861	$815

FDIC loss share income, net:
Offset to provision for covered loans	$11	$57	$115
Accretion due to credit loss improvement	(271)	(297)	(203)
Offset to OTTI for covered securities	3	―	―
Accretion for securities	(61)	(49)	(28)
Total	$(318)	$(289)	$(116)

2012 compared to 2011

Interest income for 2012 on covered loans and securities acquired in the Colonial acquisition decreased $284 million compared to 2011, primarily due to lower average covered loan balances. The yield on covered loans for 2012 was 18.91% compared to 19.15% in 2011. At December 31, 2012, the accretable yield balance on covered loans was $881 million. Accretable yield represents the excess of expected future cash flows above the current net carrying amount of loans and will be recognized in income over the remaining life of the covered loans.

During 2012, BB&T reduced the accretable yield balance on covered loans by $72 million primarily due to changes in the expected lives of the underlying loans. During 2011, BB&T reclassified $379 million from the nonaccretable balance to accretable yield on covered loans. This reclassification was primarily the result of increased cash flow estimates resulting from improved loss expectations. These adjustments are recognized on a prospective basis over the remaining lives of the loan pools.

The provision for covered loans was $13 million in 2012, a decrease of $58 million compared to 2011. This decrease resulted from the quarterly reassessment process.

FDIC loss share income, net was $29 million worse than 2011 primarily due to a lower offset to the provision for covered loans.

2011 compared to 2010

Interest income for 2011 on covered loans and securities acquired in the Colonial acquisition increased $146 million compared to 2010, which was offset by a decrease in FDIC loss share income. The majority of the increase is related to loans and reflects higher expected cash flows based on the quarterly cash flow reassessment process. The yield on covered loans for 2011 was 19.15% compared to 13.22% in 2010. At December 31, 2011, the accretable yield balance on these loans was $1.7 billion. Accretable yield represents the excess of future cash flows above the current net carrying amount of loans and will be recognized into income over the remaining life of the covered and acquired loans. The increase in interest income on securities compared to the prior year was primarily a result of security duration adjustments in the prior year, which is offset in FDIC loss share income.

During 2011 and 2010, BB&T reclassified $379 million and $1.2 billion, respectively, from the nonaccretable balance to accretable yield on covered loans. These reclassifications were primarily the result of increased cash flow estimates resulting from improved loss expectations. These amounts are recognized as prospective yield adjustments and result in increased interest income over the remaining lives of the loan pools.

The provision for covered loans was $71 million in 2011, a decrease of $73 million compared to 2010. The provision expenses recorded during 2011 and 2010 resulted from the quarterly reassessment process, which showed decreases in expected cash flows in certain loan pools that were partially offset by recoveries in other previously impaired loan pools.

FDIC loss share income, net decreased $173 million compared to 2010 primarily due to the impact of cash flow reassessments that generated additional interest income and a reduction of amounts due from the FDIC as a result of decreased loss projections on covered loans.

FTE Net Interest Income and Rate / Volume Analysis

The following table sets forth the major components of net interest income and the related yields and rates for 2012, 2011 and 2010, as well as the variances between the periods caused by changes in interest rates versus changes in volumes. Changes attributable to the mix of assets and liabilities have been allocated proportionally between the changes due to rate and the changes due to volume.

Table 8
FTE Net Interest Income and Rate / Volume Analysis (1)
Years Ended December 31, 2012, 2011 and 2010
										2012 vs. 2011				2011 vs. 2010
	Average Balances			Yield/Rate			Income/Expense			Increase	Change due to			Increase	Change due to
	2012	2011	2010	2012	2011	2010	2012	2011	2010	(Decrease)	Rate		Volume	(Decrease)	Rate	Volume
	(Dollars in millions)
Assets
Total securities, at amortized cost: (2)
GSEs	$1,601	$288	$568	1.64%	1.52%	3.67%	$26	$4	$21	$22	$	―	$22	$(17)	$(9)	$(8)
RMBS issued by GSE	30,848	25,305	22,310	2.02	1.86	3.24	624	472	723	152		43	109	(251)	(338)	87
States and political subdivisions	1,851	1,895	2,047	5.83	5.72	5.49	108	109	112	(1)		2	(3)	(3)	5	(8)
Non-agency RMBS	346	528	1,174	5.76	6.72	5.87	20	35	69	(15)		(5)	(10)	(34)	9	(43)
Other securities	505	658	313	1.65	1.55	2.16	8	10	7	(2)		1	(3)	3	(2)	5
Covered securities	1,183	1,249	1,198	14.53	13.46	11.84	172	168	142	4		13	(9)	26	20	6
Total securities	36,334	29,923	27,610	2.64	2.67	3.89	958	798	1,074	160		54	106	(276)	(315)	39
Other earning assets (3)	3,359	3,207	2,933	0.91	0.62	0.55	31	20	17	11		10	1	3	1	2
Loans and leases, net of unearned income: (4)(5)
Commercial:
Commercial and industrial	36,966	34,153	32,028	3.96	4.23	4.45	1,464	1,446	1,427	18		(96)	114	19	(72)	91
CRE-other	10,779	11,139	12,056	3.81	3.81	3.87	411	425	465	(14)		―	(14)	(40)	(7)	(33)
CRE-residential ADC	1,665	2,769	4,693	3.76	3.51	3.64	63	97	171	(34)		7	(41)	(74)	(6)	(68)
Direct retail lending	15,270	13,850	14,033	4.87	5.22	5.36	744	722	751	22		(50)	72	(29)	(19)	(10)
Sales finance	7,680	7,202	6,766	3.97	4.88	5.87	305	352	397	(47)		(69)	22	(45)	(69)	24
Revolving credit	2,217	2,106	2,032	8.41	8.77	8.74	186	185	178	1		(8)	9	7	1	6
Residential mortgage	22,623	18,782	15,965	4.37	4.80	5.38	989	902	859	87		(86)	173	43	(99)	142
Other lending subsidiaries	9,525	8,280	7,778	11.04	11.51	11.46	1,051	953	892	98		(40)	138	61	4	57
Total loans and leases held for investment (excluding covered loans)	106,725	98,281	95,351	4.88	5.17	5.39	5,213	5,082	5,140	131		(342)	473	(58)	(267)	209
Covered loans	4,045	5,498	7,059	18.91	19.15	13.22	765	1,053	933	(288)		(13)	(275)	120	357	(237)
Total loans and leases held for investment	110,770	103,779	102,410	5.40	5.91	5.93	5,978	6,135	6,073	(157)		(355)	198	62	90	(28)
LHFS	2,963	2,183	2,377	3.42	3.75	3.80	101	82	90	19		(8)	27	(8)	(1)	(7)
Total loans and leases	113,733	105,962	104,787	5.35	5.87	5.88	6,079	6,217	6,163	(138)		(363)	225	54	89	(35)
Total earning assets	153,426	139,092	135,330	4.61	5.06	5.36	7,068	7,035	7,254	33		(299)	332	(219)	(225)	6
Nonearning assets	24,676	23,874	24,328
Total assets	$178,102	$162,966	$159,658

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$19,904	$18,614	$16,477	0.12	0.16	0.17	25	30	29	(5)		(7)	2	1	(2)	3
Money market and savings	46,927	41,287	34,942	0.18	0.31	0.50	85	129	175	(44)		(60)	16	(46)	(74)	28
Certificates and other time deposits	31,647	28,825	33,699	1.01	1.57	2.12	319	453	715	(134)		(175)	41	(262)	(168)	(94)
Foreign office deposits - interest-bearing	214	647	1,913	0.11	(0.37)	(0.11)	―	(2)	(2)	2		1	1	―	(2)	2
Total interest-bearing deposits	98,692	89,373	87,031	0.43	0.68	1.05	429	610	917	(181)		(241)	60	(307)	(246)	(61)
Federal funds purchased, securities sold under repurchase agreements and
short-term borrowed funds	3,408	5,189	9,022	0.26	0.27	0.28	9	14	26	(5)		(1)	(4)	(12)	(1)	(11)
Long-term debt	20,651	22,257	21,653	3.02	3.40	3.96	624	757	856	(133)		(81)	(52)	(99)	(122)	23
Total interest-bearing liabilities	122,751	116,819	117,706	0.86	1.18	1.53	1,062	1,381	1,799	(319)		(323)	4	(418)	(369)	(49)
Noninterest-bearing deposits	28,925	22,945	19,742
Other liabilities	6,949	5,935	5,324
Shareholders’ equity	19,477	17,267	16,886
Total liabilities and shareholders’ equity	$178,102	$162,966	$159,658
Average interest rate spread				3.75%	3.88%	3.83%
NIM/ net interest income				3.91%	4.06%	4.03%	$6,006	$5,654	$5,455	$352		$24	$328	$199	$144	$55
Taxable-equivalent adjustment							$149	$147	$135

(1)	Yields are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Total securities include securities available for sale and securities held to maturity.
(3)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, trading securities, FHLB stock and other earning assets.
(4)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(5)	Nonaccrual loans have been included in the average balances.

Provision for Credit Losses

2012 compared to 2011

The provision for credit losses recorded by BB&T in 2012 was $1.1 billion, a decrease of $133 million, or 11.2%, compared to the prior year. Included in the provision for credit losses during 2012 was $13 million related to covered loans. The decrease in the provision for credit losses during 2012 compared to 2011 was primarily due to improving credit trends and outlook, as net charge-offs in 2012 decreased 22.0% compared to the prior year. Improving credit conditions also resulted in an increase in the ratio of the ALLL to net charge-offs, which increased to 1.56 for 2012, compared to 1.36 for 2011.

Net charge-offs were 1.14% of average loans and leases (or 1.15% excluding covered loans) for 2012 compared to 1.57% of average loans and leases (or 1.59% excluding covered loans) during 2011. Net charge-offs for 2011 included $87 million related to the transfer and sale of residential mortgage loans in the second quarter. Excluding the charge-off related to this transfer, net charge-offs were 1.50% of average loans and leases for 2011. The largest decreases in the provision for credit losses for 2012 were in the residential mortgage and CRE - ADC portfolios.

2011 compared to 2010

The provision for credit losses recorded by BB&T in 2011 was $1.2 billion compared with $2.6 billion in 2010, which represents a decrease of 54.9% during 2011. Included in the provision for credit losses during 2011 was $71 million related to covered loans. The provision for credit losses recorded for covered loans reflects lower expected cash flows on certain loan pools compared to the original estimates. Approximately 80% of this provision for credit losses is offset through a credit to noninterest income based on the provisions of the FDIC loss sharing agreements. The decrease in the provision for credit losses during 2011 compared to 2010 was primarily due to improving credit trends and outlook, as net charge-offs in 2011 decreased 34.3% compared to 2010.

Net charge-offs were 1.57% of average loans and leases (or 1.59% excluding covered loans) for 2011 compared to 2.41% of average loans and leases (or 2.59% excluding covered loans) during 2010. Net charge-offs for 2011 included $87 million related to the transfer and sale of residential mortgage loans in the second quarter. This compares to $605 million of net charge-offs recorded in 2010 related to commercial and residential mortgage loans that were transferred to the held for sale portfolio. Excluding these items, net charge-offs were 1.50% and 1.97% of average loans and leases for 2011 and 2010, respectively. The largest decreases in the provision for credit losses for 2011 were in the commercial and residential mortgage portfolios.

Noninterest Income

Noninterest income is a significant contributor to BB&T’s financial results. Noninterest income includes insurance income, service charges on deposit accounts, mortgage banking income, investment banking and brokerage fees and commissions, trust and investment advisory revenues, gains and losses on securities transactions, and commissions and fees derived from other activities. Management continues to focus on diversifying its sources of revenue to further reduce BB&T’s reliance on traditional spread-based interest income, as fee-based activities are a relatively stable revenue source during periods of changing interest rates.

The following table provides a breakdown of BB&T’s noninterest income:

Table 9
Noninterest Income

				% Change
				2012	2011
	Years Ended December 31,			v.	v.
	2012	2011	2010	2011	2010
	(Dollars in millions)
Insurance income	$1,359	$1,044	$1,041	30.2%	0.3%
Mortgage banking income	840	436	521	92.7	(16.3)
Service charges on deposits	566	563	618	0.5	(8.9)
Investment banking and brokerage fees and commissions	365	333	352	9.6	(5.4)
Bankcard fees and merchant discounts	236	204	177	15.7	15.3
Checkcard fees	185	271	274	(31.7)	(1.1)
Trust and investment advisory revenues	184	173	159	6.4	8.8
Income from bank-owned life insurance	116	122	123	(4.9)	(0.8)
FDIC loss share income, net	(318)	(289)	(116)	10.0	149.1
Securities gains (losses), net	(12)	62	554	(119.4)	(88.8)
Other income	299	194	254	54.1	(23.6)
Total noninterest income	$3,820	$3,113	$3,957	22.7	(21.3)

2012 compared to 2011

Noninterest income was $3.8 billion for 2012, up 22.7% compared to 2011. This increase was driven by record income generated by BB&T’s insurance, mortgage banking and investment banking and brokerage lines of business. In addition, bankcard fees and merchant discounts and other income increased compared to the prior year. These increases were partially offset by lower checkcard fees, a decrease in income related to the FDIC loss share receivable and a reduction in net securities income. The major categories of noninterest income and fluctuations in these amounts are discussed in the following paragraphs. These fluctuations include the impact of acquisitions.

Income from BB&T’s insurance agency/brokerage operations was the largest source of noninterest income in 2012. Insurance income was up 30.2% compared to 2011, primarily due to the acquisition of Crump Insurance on April 2, 2012, which added approximately $234 million in revenues during 2012. The remainder of the increase in insurance income is attributable to the impact of other acquisitions that closed during the fourth quarter of 2011 and firming market conditions.

Mortgage banking income totaled $840 million in 2012 compared to $436 million in 2011. The increase in mortgage banking income was primarily due to an increase in residential mortgage production revenues totaling $378 million, which was driven by higher gains on residential mortgage production and sales. Included in mortgage banking income for 2012 is a negative valuation adjustment of $32 million related to changes in assumptions for residential MSRs that are carried at fair value. Approximately $22 million of the decline in the valuation of the residential MSRs was due to a revision in the servicing cost assumption based on an expectation of higher costs that continue to impact the industry. The remainder of the net decrease is primarily due to the impact of an increase in OAS assumption changes partially offset by prepayment speed changes, which are reflective of the current MSR market. This decrease was more than offset by gains of $128 million from derivative financial instruments used to manage the economic risk.

Service charges on deposit accounts, which totaled $566 million in 2012, represent BB&T’s third largest category of noninterest revenue. Service charge revenues were essentially flat compared to the prior year, reflecting the impact of pricing changes for routine services related to retail and commercial transaction deposit products, such as monthly maintenance fees and commercial transaction deposit products, implemented in 2011 that were designed to offset a reduction in service charges that occurred in 2010 as a result of a change in overdraft policies.

Investment banking and brokerage fees and commissions increased $32 million, or 9.6%, compared to 2011. This increase was largely driven by a higher level of investment banking activities and higher brokerage fees and commissions. Checkcard fees decreased $86 million, or 31.7%, due to the Durbin Amendment to the Dodd-Frank Act, which was implemented on October 1, 2011 and limited the rate banks could assess for debit card transactions. Bankcard fees and merchant discounts increased $32 million in 2012, primarily the result of higher volumes for both retail and commercial bankcard activities.

FDIC loss share income reflects accretion of the FDIC receivable due to credit loss improvement (including expense associated with the aggregate loss calculation) and accretion related to covered securities, partially reduced by the offset to the provision for covered loans. Covered loans have experienced better performance than originally anticipated, which has resulted in the recognition of additional interest income on a level yield basis over the expected life of the corresponding loans. A significant portion of this increase in interest income is offset by a reduction in noninterest income recorded in FDIC loss share income. For 2012, noninterest income was reduced by $271 million related to improvement in loan performance, compared to a reduction of $297 million in 2011. These decreases in income were partially offset by increases of $11 million and $57 million, respectively, which reflected 80% of the provision for credit losses recorded on covered loans for 2012 and 2011.

BB&T recognized $12 million in net securities losses during 2012, compared to $62 million of net securities gains in 2011. The net securities losses during 2012 included $9 million of OTTI charges and $3 million of net losses realized from securities sales. The net securities gains during 2011 included $174 million of net gains realized from securities sales and $112 million of OTTI charges. The OTTI charges recognized during 2011 were due to weaker actual and forecasted collateral performance for non-agency RMBS. Refer to the “Analysis of Financial Condition – Investment Activities” section for a detailed discussion of strategies executed during the years presented.

Other income increased $105 million in 2012 compared to 2011, primarily due to $149 million of losses and write-downs recorded in 2011 related to the sale of commercial NPLs. This increase was partially offset by $42 million of increased write-downs on affordable housing investments in 2012 due to revised estimates and processes used to value these investments.

2011 compared to 2010

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

Insurance income was up slightly in 2011 compared to 2010, as pricing for premiums remained soft throughout the year.

Service charges on deposit accounts totaled $563 million in 2011, a decline of $55 million, or 8.9%, compared to 2010. The decrease in 2011 was largely a result of a decline in overdraft fees as a result of mid-2010 changes to BB&T’s overdraft policies that were partially in response to new regulation. In 2011, management implemented pricing changes for routine services related to retail and commercial transaction deposit products, such as monthly maintenance fees and check enclosure fees, which partially offset the reduction in overdraft fees.

Mortgage banking income totaled $436 million in 2011 compared to $521 million in 2010, a decrease of $85 million. This decrease was primarily due to a decline of $97 million in residential mortgage production revenues due to lower volumes and pricing in 2011 and the decision in the third quarter of 2010 to retain a portion of 10 to 15 year mortgage production. This decline was partially offset by higher servicing revenues as a result of growth in the servicing portfolio and higher revenues from commercial mortgage banking revenues. Included in mortgage banking income for 2011 is a negative valuation adjustment of $341 million related to changes in assumptions for residential MSRs that are carried at fair value. This was more than offset by gains of $394 million from derivative financial instruments used to manage the economic risk. Approximately $284 million of the decline in the valuation of the residential MSRs was due to increases in the prepayment speed assumption as a result of a decrease in interest rates. During 2011, management also revised its servicing cost assumption based on changes to regulations and industry standards that impact the mortgage servicing industry. The change in the servicing cost assumption resulted in a decline of approximately $30 million in the valuation of the mortgage servicing asset.

Investment banking and brokerage fees and commissions decreased $19 million, or 5.4%, compared to 2010. This decrease was largely due to weaker market conditions during the year and a record fourth quarter in 2010.

Checkcard fees decreased slightly in 2011 compared to 2010, due to the Durbin Amendment to the Dodd-Frank Act. The decrease resulting from the implementation was more than offset by higher volumes during the year.

Bankcard fees and merchant discounts increased $27 million in 2011. The increased bankcard fees were the result of higher volumes for both retail and commercial bankcard activities.

Trust and investment advisory revenues are based on the types of services provided as well as the overall value of the assets managed, which is affected by stock market conditions. In 2011, trust and investment advisory revenues increased $14 million, or 8.8%, due to improved market conditions.

FDIC loss share income reflects the offset to the provision for covered loans, accretion of the FDIC receivable due to credit loss improvement and accretion related to covered securities. During 2011 and 2010, covered loans experienced better performance than originally anticipated resulting in additional interest income. A significant portion of the increases in interest income for 2011 and 2010 was offset by reductions in noninterest income. For 2011 and 2010, noninterest income was reduced by $297 million and $203 million, respectively, related to improvement in loan performance. These decreases in income were partially offset by increases of $57 million and $115 million, respectively, which reflected 80% of the provision for credit losses recorded on covered loans for 2011 and 2010.

BB&T recognized $62 million in net securities gains during 2011. The net securities gains during 2011 included $174 million of net gains realized from securities sales and $112 million of OTTI charges. The OTTI charges recognized during 2011 are due to weaker actual and forecasted collateral performance for non-agency RMBS. BB&T recognized $554 million in net securities gains during 2010. The net securities gains recognized in 2010 included $585 million of net gains realized from securities sales and $31 million of losses as a result of OTTI charges. The large decrease in securities gains during 2011 compared to 2010 reflects the results of the balance sheet deleveraging strategy that was executed during the second quarter of 2010 and the de-risking of the investment portfolio that began during the third quarter of 2010 and was completed in the fourth quarter. Refer to the “Analysis of Financial Condition – Investment Activities” section for a detailed discussion of strategies executed during the years presented.

Other income decreased $60 million in 2011 compared to 2010, primarily due to losses and write-downs on commercial loans that were transferred to the LHFS portfolio in 2010 in connection with management’s NPL disposition strategy. There was a total of $149 million of losses and write-downs recorded in 2011 compared to $90 million in 2010.

Noninterest Expense

The following table provides a breakdown of BB&T’s noninterest expense:

Table 10
Noninterest Expense

				% Change
				2012	2011
	Years Ended December 31,			v.	v.
	2012	2011	2010	2011	2010
	(Dollars in millions)

Personnel expense	$3,125	$2,727	$2,616	14.6%	4.2%
Occupancy and equipment expense	650	616	608	5.5	1.3
Loan-related expense	283	227	201	24.7	12.9
Foreclosed property expense	266	802	747	(66.8)	7.4
Regulatory charges	159	212	211	(25.0)	0.5
Professional services	156	174	170	(10.3)	2.4
Software expense	138	118	117	16.9	0.9
Amortization of intangibles	110	99	122	11.1	(18.9)
Merger-related and restructuring charges, net	68	16	69	NM	(76.8)
Other expense	873	811	809	7.6	0.2
Total noninterest expense	$5,828	$5,802	$5,670	0.4	2.3

2012 compared to 2011

Personnel expense is the largest component of noninterest expense and includes salaries, wages and incentives, as well as pension and other employee benefit costs. Total personnel expense increased 14.6% during 2012, primarily the result of the Crump Insurance and BankAtlantic acquisitions during 2012. Other factors contributing to this increase include normal salary increases, higher production-related incentives and commissions and other performance incentives, and higher pension expense related to certain changes in actuarial assumptions. Additional disclosures relating to BB&T’s benefit plans can be found in Note 14 “Benefit Plans” in the “Notes to Consolidated Financial Statements.”

Occupancy and equipment expense increased $34 million, or 5.5%, compared to 2011 primarily due to the acquisitions of Crump Insurance and BankAtlantic.

Loan-related expense totaled $283 million, an increase of $56 million compared to the prior year. This increase was primarily the result of higher investor-owned loan expense and provisions for higher mortgage repurchase reserves.

Foreclosed property expenses include the gain or loss on sale of foreclosed property, valuation adjustments resulting from updated appraisals, and the ongoing expense of maintaining foreclosed properties. Foreclosed property expense decreased $536 million, or 66.8% in 2012, primarily reflecting the impact of a more aggressive approach to reducing the inventory of foreclosed property that was undertaken in the fourth quarter of 2011.

Regulatory charges decreased $53 million in 2012 due to improved credit quality, which led to lower deposit insurance premiums.

Merger-related and restructuring charges increased $52 million compared to the prior year as a result of the Crump Insurance and BankAtlantic acquisitions.

Other expense increased $62 million compared to 2011, primarily the result of higher advertising expenses, an increase in depreciation expense related to assets under operating leases to customers driven by growth in BB&T’s equipment financing business, higher operating charge-offs in 2012 and increased referral fee expense. The remaining noninterest expenses increased a net $13 million, or 3.3%, compared to 2011. Refer to Table 10 for additional detail on fluctuations in other categories of noninterest expense.

Management currently expects that total noninterest expense should decline in the range of 1% to 2% in 2013 compared with 2012, largely driven by lower credit-related expenses.

2011 compared to 2010

Personnel expense increased $111 million, or 4.2%, during 2011 compared to 2010. This increase included an additional $90 million for salaries and wages due to customary salary increases and higher incentive expense resulting from improved performance and production-related businesses. The increase also included higher pension and employee benefits expense of $21 million.

Foreclosed property expense totaled $802 million in 2011, an increase of $55 million compared to 2010. This increase was largely due to an increase of $78 million for losses and write-downs, partially offset by a decrease of $23 million for maintenance and repair costs. Included in the losses and write-downs for 2011 was a $220 million liquidity valuation adjustment in the fourth quarter related to management’s decision to implement a more aggressive shorter period disposition strategy for foreclosed properties. The carrying value of BB&T’s inventory of foreclosed property decreased $723 million, or 57.4%, during 2011. This decline reflects management’s more aggressive efforts to liquidate properties and fewer inflows.

Loan-related expense totaled $227 million, an increase of $26 million compared to 2010. This increase includes a $12 million increase for losses related to repurchase reserves on BB&T’s investor owned servicing portfolio.

The remaining noninterest expenses decreased a net $60 million, or 2.8%, compared to 2010. This decrease includes lower merger-related and restructuring charges, as 2010 included charges related to the Colonial acquisition and systems conversion. In addition, amortization of intangibles declined by $23 million, as intangibles are amortized on an accelerated basis. Noninterest expense for 2011 also includes a $16 million loss from the sale of leveraged leases and an $11 million charge for an increase to the indemnification reserve related to the 2008 sale of Visa stock. These increases were partially offset by $19 million in lower advertising and other marketing expenses.

Merger-Related and Restructuring Charges

BB&T recorded certain merger-related and restructuring charges during the years 2012, 2011 and 2010. These charges are reflected in BB&T’s Consolidated Statements of Income as a category of noninterest expense.

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

At December 31, 2012 and 2011, there were $11 million and $20 million, respectively, of merger-related and restructuring accruals. Merger-related and restructuring accruals are established when the costs are incurred or once all requirements for a plan to dispose of certain business functions have been approved by management. In general, a major portion of accrued costs are utilized in conjunction with or immediately following the systems conversion, when most of the duplicate positions are eliminated and the terminated employees begin to receive severance. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger and restructuring accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at December 31, 2012 are generally expected to be utilized during 2013, unless they relate to specific contracts that expire in later years.

Provision for Income Taxes

BB&T’s provision for income taxes totaled $764 million, $296 million and $115 million for 2012, 2011 and 2010, respectively. BB&T’s effective tax rates for the years ended 2012, 2011 and 2010 were 27.4%, 18.2% and 11.9%, respectively. The increases in the effective tax rate for 2012 compared to 2011, and 2011 compared to 2010, reflect higher levels of pre-tax earnings relative to permanent income tax differences.

BB&T has extended credit to and invested in the obligations of states and municipalities and their agencies, and has made other investments and loans that produce tax-exempt income. The income generated from these investments, together with certain other transactions that have favorable tax treatment, have reduced BB&T’s overall effective tax rate from the statutory rate in all periods presented.

Management currently expects the effective tax rate in the first quarter of 2013 to be similar to the effective tax rate in the fourth quarter of 2012.

Refer to Note 13 “Income Taxes” in the “Notes to Consolidated Financial Statements” for a reconciliation of the effective tax rate to the statutory tax rate and a discussion of uncertain tax positions and other tax matters.

Segment Results

BB&T’s operations are divided into six reportable business segments: Community Banking, Residential Mortgage Banking, Dealer Financial Services, Specialized Lending, Insurance Services and Financial Services. These segments have been identified based on BB&T’s organizational structure. See Note 21 “Operating Segments” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to BB&T’s operating segments, the internal accounting and reporting practices used to manage these segments and financial disclosures for these segments.

Fluctuations in noninterest income and noninterest expense incurred directly by the segments are more fully discussed in the “Noninterest Income” and “Noninterest Expense” sections above.

2012 compared to 2011

Community Banking

Community Banking had a network of 1,832 banking offices at the end of 2012, an increase of 53 offices compared to December 31, 2011. The increase in offices was driven by the BankAtlantic acquisition and de novo branch openings, partially offset by the closing of low volume branches. Community Banking results include BankAtlantic since the systems conversion in October 2012. Community Banking net income was $752 million in 2012, up $216 million, or 40.3%, compared to 2011.

Segment net interest income for Community Banking totaled $3.4 billion in 2012 compared to $3.6 billion in 2011. The decrease in segment net interest income was primarily attributable to lower funding credits on deposits as the result of declining interest rates. This decrease was partially offset by loan growth and improvement in the deposit mix, which was the result of an increase in noninterest-bearing deposits and a decrease in client CDs.

The allocated provision for loan and lease losses increased by $77 million, or 13.1%, to $666 million in 2012, primarily due to loan growth and reserve rate adjustments, partially offset by lower charge-offs.

Noninterest income in Community Banking increased $109 million, or 10.7%, to $1.1 billion in 2012, primarily due to higher bankcard and merchant fees, as well as losses on commercial LHFS in the prior year. The increase in noninterest income was partially offset by lower debit interchange and overdraft fees. Noninterest income allocated from other segments, which is reported as intersegment net referral fees (“referral fees”), increased by $50 million, or 37.9% in 2012, driven by higher referrals for residential mortgage lending as originations grew.

Noninterest expense incurred by Community Banking during 2012 declined $526 million, or 22.3%, to $1.8 billion. This decline was primarily due to lower foreclosed property expense and regulatory charges, partially offset by higher net occupancy expense and personnel expense. Allocated corporate expense increased $126 million, or 14.0%, to $1.0 billion in 2012, primarily due to increases in loan administration, operations and marketing expense.

Residential Mortgage Banking

BB&T’s mortgage originations totaled $33.1 billion in 2012, up $9.4 billion, or 39.9%, compared to 2011. BB&T’s residential mortgage servicing portfolio, which includes both retained loans and loans serviced for third parties, totaled $101.3 billion at the end of 2012, an increase of 10.5%, compared to $91.6 billion at December 31, 2011. Residential Mortgage Banking net income was $366 million in 2012, compared to a net loss of $15 million in 2011.

Segment net interest income in Residential Mortgage Banking increased $81 million, or 27.8%, to $372 million in 2012. The increase in segment net interest income was primarily due to growth in LHFS, growth in loans held for investment and higher spreads to funding costs on loans held for investment. These increases in segment net interest income were partially offset by lower spreads to funding costs on LHFS.

The allocated provision for loan and lease losses was $95 million for 2012, down $225 million, or 70.3%, compared to $320 million in 2011. The decrease in provision expense reflects improved credit quality in the loan portfolio, as well as the sale of NPLs in the second quarter of 2011, which resulted in higher charge-offs. Net charge-offs of $133 million were recorded in 2012 compared to $264 million in 2011.

Noninterest income in Residential Mortgage Banking increased from $349 million in 2011 to $753 million in 2012. This increase was primarily due to higher mortgage loan production and sales and higher margins than in the prior year.

Noninterest expense increased $92 million, or 31.1%, to $388 million in 2012, reflecting higher loan-related and personnel expenses. The increase in loan-related expense was driven by an increase in the loan repurchase reserve. The increase in personnel expense was driven by a higher number of employees and incentives related to the increased production.

Dealer Financial Services

Dealer Financial Services net income was $208 million in 2012, a decrease of $1 million, or 0.5%, compared to 2011.

Segment net interest income in Dealer Financial Services increased $47 million, or 8.1%, to $629 million in 2012. The increase in segment net interest income was primarily due to loan growth and an improved NIM in Regional Acceptance Corporation’s point-of-sale loan portfolio.

The allocated provision for loan and lease losses increased $39 million, or 31.2%, in 2012, primarily due to increases in Regional Acceptance Corporation’s allowance for loan losses related to nonprime auto loans as delinquent accounts and NPAs move from historical lows to more normalized levels.

Specialized Lending

Specialized Lending net income was $235 million in 2012, flat compared to 2011.

Specialized Lending net interest income increased $82 million, or 17.6%, to $547 million in 2012. This increase was primarily due to strong loan growth by Sheffield Financial as the result of dealer volume growth and expanded dealer relationships. Additionally, Mortgage Warehouse Lending benefited from increased market penetration, higher commitment levels and higher line usage, while Lendmark and Equipment Finance realized higher NIM. Average loans for Specialized Lending grew by $2.0 billion, or 15.6%, to $14.8 billion in 2012.

The allocated provision for loan and lease losses increased $65 million, or 90.3%, in 2012. The increase in provision expense was primarily due to reserve rate adjustments, as well as adjustments to loss factors resulting from an acceleration of certain consumer loan charge-offs in the third quarter of 2012. Due to the overall higher credit risk profiles of Specialized Lending’s clients, loss rates are expected to be higher than conventional bank lending. Loss rates are also affected by shifts in the portfolio mix of the underlying subsidiaries.

Noninterest income increased $17 million, or 8.1%, to $228 million in 2012. The increase in noninterest income was driven by higher operating lease income and gains on sale of finance lease equipment by Equipment Finance, as well as higher commercial finance and commercial mortgage banking fees.

Noninterest expense increased $23 million, or 9.9%, to $256 million. The increase in noninterest expense was driven by higher depreciation on property leased to customers by Equipment Finance, higher loan referral fees paid by Sheffield Financial and higher personnel expense.

Insurance Services

Insurance Services net income was $144 million in 2012, an increase of $43 million, or 42.6%, compared to 2011. The increase in net income was driven by acquisitions and improving premium pricing in the property and casualty insurance business.

Noninterest income increased $325 million, or 31.3%, to $1.4 billion. The increase in noninterest income was primarily driven by higher life insurance, property and casualty insurance and employee benefits commissions. The life insurance and property and casualty operations of Crump Insurance, which was acquired on April 2, 2012, contributed $234 million of insurance income. Property and casualty insurance commission growth was partially attributable to improvement in premium pricing compared to the prior year. Employee benefits commission growth was primarily due to the acquisitions of Precept, a full-service employee benefits consulting and administrative solutions firm with offices in Irvine and San Ramon, California and Liberty Benefit Insurance Services, a full-service employee benefits broker located in San Jose, California, in the fourth quarter of 2011.

Noninterest expenses incurred within the Insurance Services segment increased $229 million, or 29.1%, in 2012. The increase in noninterest expenses was primarily due to the Crump Insurance acquisition and related personnel expense, occupancy expense and amortization of intangibles.

Financial Services

Financial Services net income was $286 million in 2012, up $13 million, or 4.8%, compared to 2011.

Segment net interest income for Financial Services increased $77 million, or 20.6%, to $451 million in 2012. The increase in segment net interest income during 2012 was primarily attributable to strong organic loan and deposit growth by Corporate Banking and BB&T Wealth, partially offset by a lower NIM for both businesses.

The allocated provision for loan and lease losses increased $11 million to $10 million in 2012 as the result of reserve rate adjustments related to the commercial and industrial loan portfolio, combined with overall growth in the loan portfolio.

Noninterest income for Financial Services increased $31 million, or 4.5%, to $725 million in 2012. The increase in noninterest income was primarily due to higher investment banking and brokerage fees and commissions, trust and investment advisory revenues and commercial loan fees.

Noninterest expense incurred by Financial Services increased $67 million, or 11.7%, to $641 million in 2012, primarily due to higher personnel expense and intercompany expense. The increase in noninterest expense in 2012 was driven by continued efforts to expand the national lending teams in Corporate Banking and by the associated increases in incentive expenses tied to the strong income growth in the LOBs.

Other, Treasury & Corporate

Net income in Other, Treasury & Corporate can vary due to changing needs of the Company, including the size of the investment portfolio, the need for wholesale funding, income received from derivatives used to hedge the balance sheet and, in certain cases, income associated with acquisition activities. Other, Treasury & Corporate’s 2012 results reflect the income from BankAtlantic from the acquisition date to the systems conversion date in October 2012. Other, Treasury & Corporate generated net income of $37 million in 2012 compared to a net loss of $7 million in the prior year.

The increase in segment net interest income was primarily due to a decrease in FTP funding credits on deposits allocated to the Community Banking segment. The decrease in the allocated provision for loan losses was primarily the result of a decline in the provision for covered loans. The decrease in noninterest income was primarily due to higher securities gains in the prior year, increased write-downs on affordable housing investments and lower FDIC loss share income. The decrease in allocated corporate expenses was primarily due to changes in intersegment service center allocations.

2011 compared to 2010

Community Banking

Community Banking had a network of 1,779 banking offices at the end of 2011, a decrease of 3 offices compared to 1,782 banking offices at December 31, 2010. The decrease in offices was the result of closing low volume branches partially offset by de novo branch openings. Net income attributable to Community Banking increased $460 million to $536 million in 2011.

Segment net interest income for Community Banking totaled $3.6 billion in 2011 compared to $3.8 billion in 2010. The decline in segment net interest income was primarily the effect of a lower interest rate environment. The decline in segment net interest income was primarily attributable to lower funding credits on deposits as the result of declining interest rates, This decline was partially offset by improvements in the deposit mix, as the result of growth in noninterest checking balances and a decrease in client CD balances.

The allocated provision for loan and lease losses declined $1.2 billion, or 67.3%, to $589 million in 2011, reflecting lower charge-offs in the CRE loan portfolios associated with improved credit quality metrics and charge-offs associated with the accelerated disposition of commercial NPLs during 2011.

Noninterest income in Community Banking decreased $184 million, or 15.3%, to $1.0 billion in 2011, primarily due to higher losses on commercial NPLs held for sale, lower overdraft fees and lower debit interchange fees. This decline in noninterest income was offset by increases in merchant discounts, deposit account service charges, account analysis fees and credit card interchange fees. Noninterest income allocated from other segments, which is reported as intersegment net referral fees (“referral fees”), declined by $14 million, or 9.6% in 2011, This decline was driven by lower referrals for residential mortgage lending as originations slowed.

Noninterest expense for Community Banking declined $19 million in 2011, or 0.8%, to $2.4 billion compared to 2010. The decline was primarily due to lower regulatory charges and personnel expense, partially offset by higher foreclosed property expense. Allocated corporate expense increased $100 million, or 12.5%, to $899 million in 2011, primarily due to increases in loan administration expense, IT services and operations.

Residential Mortgage Banking

BB&T’s mortgage originations totaled $23.7 billion in 2011, down $1.2 billion, or 4.8%, compared to 2010. BB&T’s residential mortgage servicing portfolio, which includes both retained loans and loans serviced for third parties, totaled $91.6 billion at year end 2011, an increase of 9.8%, compared to $83.5 billion at December 31, 2010. Residential Mortgage Banking experienced a net loss of $15 million in 2011, compared to a net loss of $77 million in 2010.

Segment net interest income for Residential Mortgage Banking totaled $291 million in 2011, up $31 million, or 11.9%, compared to 2010. The increase in segment net interest income in 2011 was primarily due to growth in the loans held for investment, as well as higher spreads compared to funding costs.

The allocated provision for loan and lease losses was $320 million for 2011, down $233 million, or 42.1%, compared to $553 million in 2010. The decline in provision expense reflects improved credit quality in the loan portfolio. Net charge-offs of $87 million and $141 million were recorded in 2011 and 2010, respectively, impacted by the sale of problem loans in connection with management’s NPL disposition strategy.

Noninterest income in Residential Mortgage Banking declined $108 million, or 23.6%, to $349 million in 2011. This decrease was due to lower volumes and margins on loans originated for sale. Noninterest expense increased $42 million, or 16.5%, to $296 million compared to 2010, reflecting higher foreclosed property expense, as well as increased provision expense associated with loan repurchases.

Dealer Financial Services

Net income from Dealer Financial Services was $209 million in 2011, up $24 million, or 13.0%, over 2010.

Segment net interest income for Dealer Financial Services increased by $68 million, or 13.2%, to $582 million in 2011 compared to 2010. The increase in segment net interest income was primarily due to growth in the prime auto and marine and recreational vehicle loan portfolios, as well as an improved NIM in Regional Acceptance Corporation’s point-of-sale loan portfolio.

The allocated provision for loan and lease losses of $125 million was up $32 million, or 34.4%, in 2011, primarily due to increases in Regional Acceptance Corporation’s allowance for loan losses related to nonprime auto loans as delinquent accounts and NPAs move from historical lows to more normalized levels.

Specialized Lending

Specialized Lending continued to expand during 2011 through strong organic growth. Net income was $235 million for 2011, up $67 million, or 39.9%, compared to 2010.

Segment net interest income totaled $465 million in 2011, an increase of $58 million, or 14.3%, compared to 2010. The growth in segment net interest income in 2011 was driven by strong loan growth in Sheffield Financial as the result of dealer volume growth and expanded dealer relationships, as well as higher NIM for Lendmark and Governmental Finance. Average loans for Specialized Lending grew by $1.3 billion, or 11.2%, to $12.8 billion in 2011 compared to 2010.

The allocated provision for loan and lease losses totaled $72 million in 2011, a decrease of $38 million, or 34.5%, compared to 2010. The decline in the provision for 2011 was primarily attributable to generally improved credit performance across the lines of business. Due to the overall higher credit risk profiles of some of Specialized Lending’s clients, loss rates are expected to be higher than conventional bank lending. Loss rates are also affected by shifts in the portfolio mix of the underlying subsidiaries.

Noninterest income totaled $211 million in 2011, an increase of $35 million, or 19.9%, compared to 2010. Noninterest income growth in 2011 was driven by Grandbridge, which achieved record commercial mortgage loan origination volume for delivery to the secondary market.

Noninterest expense totaled $233 million in 2011, an increase of $15 million, or 6.9%, compared to 2010. The increase in noninterest expense was driven by personnel expenses related to growth in commercial mortgage lending activities.

Insurance Services

Net income from Insurance Services was $101 million in 2011, down $2 million, or 1.9%, compared to 2010. Insurance Services was impacted by the weak economy and soft insurance premium pricing, resulting in low commission revenue growth and pressure on brokerage operating margins.

Noninterest income produced by Insurance Services totaled $1.0 billion during both 2011 and 2010. Revenue generated by acquisitions was offset by weaker pricing.

Noninterest expenses incurred within the Insurance Services segment increased $12 million, or 1.6%, in 2011 compared to 2010. This increase was due to higher operating costs, including increased legal costs compared to 2010.

Financial Services

Net income from Financial Services increased by $39 million, or 16.7%, to $273 million in 2011, compared to 2010.

Segment net interest income totaled $374 million in 2011, an increase of $60 million, or 19.1%, compared to 2010. The increase in segment net interest income during 2011 was attributable to strong organic loan and deposit growth in Corporate Banking, offset by a lower NIM.

The allocated provision for loan and lease losses declined $46 million, or 102.2%, to a $1 million benefit in 2011, reflecting lower reserve rates for commercial and industrial loans with the continued excellent credit quality performance.

Noninterest income in Financial Services totaled $694 million in 2011, up $37 million, or 5.6%, compared to $657 million earned during 2010. This increase is primarily attributable to strong BB&T Capital Partners revenue growth related to maturing investments in its private equity and mezzanine funds. Additionally, Retirement and Institutional Services had strong noninterest income growth in 2011, with assets growing as the result of improved market conditions and business initiatives.

Noninterest expense of $574 million incurred by Financial Services increased $47 million, or 8.9%, in 2011. The increase in noninterest expense in 2011 was impacted by the continued efforts to expand the sales force in Corporate Banking and BB&T Wealth.

Other, Treasury & Corporate

In 2011, the Other, Treasury & Corporate segment generated a $7 million net loss, compared to net income of $165 million for the prior year. The decrease in net income was primarily due to a $634 decrease in noninterest income, driven by securities gains recognized in 2010. The decrease in noninterest income was partially offset by a $197 million increase in segment net interest income, primarily due to a decrease in FTP funding credits on deposits allocated to the Community Banking segment. The overall decrease in FTP credits was partially offset by lower yields on the investment portfolio. In addition, the income tax benefit was $196 million higher than in the prior year.

Analysis of Financial Condition

A review of the Company’s major balance sheet categories is presented below.

Investment Activities

BB&T’s investment activities are governed internally by a written, board-approved policy. The investment policy is carried out by the MRLCC, which meets regularly to review the economic environment and establish investment strategies. The MRLCC also has much broader responsibilities, which are discussed in the “Market Risk Management” section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

Investment strategies are reviewed by the MRLCC based on the interest rate environment, balance sheet mix, actual and anticipated loan demand, funding opportunities and the overall interest rate sensitivity of the Company. In general, the investment portfolio is managed in a manner appropriate to the attainment of the following goals: (i) to provide a sufficient margin of liquid assets to meet unanticipated deposit and loan fluctuations and overall funds management objectives; (ii) to provide eligible securities to secure public funds, trust deposits as prescribed by law and other borrowings; and (iii) to earn the maximum return on funds invested that is commensurate with meeting the requirements of (i) and (ii).

Branch Bank invests in securities as allowable under bank regulations. These securities may include obligations of the U.S. Treasury, U.S. government agencies, GSEs (including RMBS), bank eligible obligations of any state or political subdivision, non-agency RMBS, structured notes, bank eligible corporate obligations (including corporate debentures), commercial paper, negotiable CDs, bankers acceptances, mutual funds and limited types of equity securities. Branch Bank also may deal in securities subject to the provisions of the Gramm-Leach-Bliley Act. BB&T’s full-service brokerage and investment banking subsidiary engages in the underwriting, trading and sales of equity and debt securities subject to the risk management policies of the Company.

The following table provides information regarding the composition of BB&T’s available-for-sale and held to maturity securities portfolio for the years presented:

Table 11
Composition of Securities Portfolio

	December 31,
	2012	2011	2010
	(Dollars in millions)
Securities available for sale (at fair value):
GSE securities	$290	$306	$103
RMBS issued by GSE	20,930	18,132	18,344
States and political subdivisions	2,011	1,923	1,909
Non-agency RMBS	312	368	515
Other securities	3	7	759
Covered securities	1,591	1,577	1,539
Total securities available for sale	25,137	22,313	23,169

Securities held to maturity (at amortized cost):
GSE securities	3,808	500	―
RMBS issued by GSE	9,273	13,028	―
States and political subdivisions	34	35	―
Other securities	479	531	―
Total securities held to maturity	13,594	14,094	―
Total securities	$38,731	$36,407	$23,169

The total securities portfolio increased $2.3 billion, or 6.4%, in 2012. This growth was primarily driven by purchases of investment securities in the fourth quarter of 2012 that were made in response to slowing loan growth forecasts.

As of December 31, 2012, approximately 18.3% of the securities portfolio was variable rate. The effective duration of the securities portfolio was 2.8 years at December 31, 2012 compared to 3.3 years at the end of 2011. The duration of the securities portfolio excludes equity securities, auction rate securities, and certain covered non-agency RMBS. During the first quarter of 2011, BB&T reclassified approximately $8.3 billion from securities available for sale to securities held to maturity. Management determined that it has both the positive intent and ability to hold these securities to maturity. The reclassification of these securities was accounted for at fair value. Management transferred these securities to mitigate possible negative impacts on its regulatory capital under the proposed Basel III capital guidelines. In addition, management purchased additional securities into the held-to-maturity portfolio based on its intent at the date of purchase.

RMBS issued by GSEs were 78.0% of the total securities portfolio at year-end 2012. As of December 31, 2012, the available-for-sale securities portfolio also includes $1.6 billion of securities that were acquired from the FDIC as part of the Colonial acquisition. These securities are covered by FDIC loss sharing agreements and include $1.3 billion of non-agency RMBS and $326 million of municipal securities.

During 2012, management sold $306 million of securities that produced a realized loss of $3 million. In addition, BB&T recognized $9 million in charges for OTTI related to certain non-agency RMBS and covered securities. In 2011, primarily in connection with strengthening its liquidity under the proposed Basel III liquidity guidelines, management purchased a total of $13.4 billion of GNMA RMBS. Management also sold approximately $4.0 billion of securities during 2011, which produced net securities gains of $174 million. In addition, BB&T recognized $112 million in charges for OTTI during 2011 related to BB&T’s portfolio of non-agency RMBS. The OTTI charges were the result of weaker actual and forecasted collateral performance for non-agency RMBS.

In 2010, management executed two major strategies to strengthen the balance sheet. In the second quarter of 2010, management executed a deleveraging strategy to better position BB&T’s balance sheet for a rising rate environment and achieve a better mix of earning assets. In connection with this strategy, management reduced the balance sheet by approximately $8 billion through the sale of securities. During the third and fourth quarters of 2010, management executed a strategy to further de-risk the available-for-sale securities portfolio. The de-risking strategy was aimed at further reducing the duration of the securities portfolio and reducing the risk of charges to OCI in a rising rate environment. Also to further protect against the risk of a rising rate environment, management replaced a portion of the securities sold with floating-rate securities. In addition, management sold approximately $400 million of non-agency RMBS to reduce the potential for future credit losses. These strategies were the primary driver in generating net securities gains during 2010. Primarily in connection with these strategies, BB&T sold a total of $31.3 billion in available-for-sale securities during 2010, which produced net securities gains of $585 million. In addition, BB&T recognized $31 million in charges for OTTI related to BB&T’s portfolio of non-agency RMBS.

Refer to Note 2 “Securities” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to BB&T’s evaluation of securities for OTTI.

The following table presents BB&T’s securities portfolio at December 31, 2012, segregated by major category with ranges of maturities and average yields disclosed.

Table 12
Securities

		December 31, 2012
		Available for Sale		Held to Maturity
			Weighted			Weighted
		Fair Value	Average Yield (1)	Amortized Cost		Average Yield (1)
		(Dollars in millions)
	GSE securities:
	Within one year	$188	0.24%	$	―	― %
	One to five years	102	0.23		―	―
	Five to ten years	―	―		3,600	2.00
	After ten years	―	―		208	1.22
	Total	290	0.24		3,808	1.96

	RMBS issued by GSE: (2)
	One to five years	6	5.59		―	―
	Five to ten years	144	2.62		―	―
	After ten years	20,780	2.14		9,273	2.13
	Total	20,930	2.14		9,273	2.13

	Obligations of states and political subdivisions: (3)
	One to five years	23	6.91		―	―
	Five to ten years	209	6.15		1	1.74
	After ten years	1,779	6.50		33	5.22
	Total	2,011	6.47		34	5.14

	Non-agency RMBS: (2)
	After ten years	312	5.93		―	―
	Total	312	5.93		―	―

	Other securities:
	Within one year	2	―		―	―
	One to five years	1	1.29		―	―
	Five to ten years	―	―		72	1.37
	After ten years	―	―		407	1.46
	Total	3	0.37		479	1.45

	Covered securities:
	One to five years	2	4.51		―	―
	Five to ten years	324	3.81		―	―
	After ten years	1,265	16.26		―	―
	Total	1,591	13.71		―	―
	Total securities	$25,137	3.25		$13,594	2.06

(1)	Yields are calculated on a taxable-equivalent basis using the statutory federal income tax rate of 35%. Yields for available-for-sale securities are calculated based on the amortized cost of the securities.
(2)	For purposes of the maturity table, RMBS, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity. The expected life of RMBS will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties.
(3)	Weighted-average yield excludes the effect of pay-fixed swaps hedging municipal securities.

Lending Activities

The primary goal of the BB&T lending function is to help clients achieve their financial goals by providing quality loan products that are fair to the client and profitable to the Company. Management believes that this purpose can best be accomplished by building strong, profitable client relationships over time, with BB&T becoming an important contributor to the prosperity and well-being of its clients. In addition to the importance placed on client knowledge and continuous involvement with clients, BB&T’s lending process incorporates the standards of a consistent company-wide credit culture and an in-depth local market knowledge. Furthermore, the Company employs strict underwriting criteria governing the degree of assumed risk and the diversity of the loan portfolio in terms of type, industry and geographical concentration. In this context, BB&T strives to meet the credit needs of businesses and consumers in its markets while pursuing a balanced strategy of loan profitability, loan growth and loan quality.

The following table summarizes BB&T’s loan portfolio based on the regulatory classification of the portfolio, which focuses on the underlying loan collateral, and differs from internal classifications presented herein that focus on the primary purpose of the loan. Covered loans are included in their respective categories.

Table 13
Composition of Loan and Lease Portfolio

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in millions)

Commercial, financial and agricultural loans	$23,863	$21,452	$20,490	$19,076	$17,489
Lease receivables	1,114	1,067	1,158	1,092	1,315
Real estate-construction and land development loans	5,900	7,714	10,969	15,353	18,012
Real estate-mortgage loans	65,760	60,821	57,418	55,671	48,719
Consumer loans	17,966	16,415	13,532	12,464	11,710
Total loans and leases held for investment	114,603	107,469	103,567	103,656	97,245
LHFS	3,761	3,736	3,697	2,551	1,424
Total loans and leases	$118,364	$111,205	$107,264	$106,207	$98,669

The following table is based upon the regulatory classification of loans and reflects the scheduled maturities of commercial, financial and agricultural loans, as well as real estate construction loans:

Table 14
Selected Loan Maturities and Interest Sensitivity

			December 31, 2012
			Commercial,	Real Estate:
			Financial	Construction
			and	and Land
			Agricultural	Development
			Loans	Loans	Total
			(Dollars in millions)
	Fixed Rate:
		1 year or less (1)	$2,688	$233	$2,921
		1-5 years	2,699	772	3,471
		After 5 years	3,793	1,074	4,867
		Total	9,180	2,079	11,259
	Variable Rate:
		1 year or less (1)	3,508	1,395	4,903
		1-5 years	8,935	1,959	10,894
		After 5 years	2,240	467	2,707
		Total	14,683	3,821	18,504
		Total loans and leases (2)	$23,863	$5,900	$29,763

(1)	Includes loans due on demand.
(2)	The above table excludes:				(Dollars in millions)
	(i)	consumer loans			$17,966
	(ii)	real estate mortgage loans			65,760
	(iii)	LHFS			3,761
	(iv)	lease receivables			1,114
		Total			$88,601

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

The following table presents BB&T’s total loan portfolio based upon BB&T’s lines of business, as discussed herein, rather than upon regulatory reporting classifications:

Table 15
Composition of Loan and Lease Portfolio Based on Lines of Business

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in millions)
Commercial	$51,017	$49,165	$48,886	$49,820	$50,480
Direct retail lending	15,817	14,506	13,807	14,406	15,454
Sales finance	7,736	7,401	7,050	6,290	6,354
Revolving credit	2,330	2,212	2,127	2,016	1,777
Residential mortgage	24,272	20,581	17,550	15,435	17,091
Other lending subsidiaries	10,137	8,737	7,953	7,670	6,089
Total loans and leases held for investment
(excluding covered loans)	111,309	102,602	97,373	95,637	97,245
Covered	3,294	4,867	6,194	8,019	―
Total loans and leases held for investment	114,603	107,469	103,567	103,656	97,245
LHFS	3,761	3,736	3,697	2,551	1,424
Total loans and leases	$118,364	$111,205	$107,264	$106,207	$98,669

BB&T’s lending portfolio reflected broad-based growth throughout 2012 with notable increases in the commercial and industrial, direct retail and residential mortgage lending portfolios. Total loans were $118.4 billion at year-end 2012, up $7.2 billion, or 6.4%, compared to the balance at year-end 2011. Covered loans decreased $1.6 billion, or 32.3%, during 2012.

The following table presents BB&T’s average loans for the years ended December 31, 2012 and 2011, segregated by major category:

Table 16
Composition of Average Loans and Leases

	Years Ended December 31,
	2012		2011
	Balance	% of total	Balance	% of total
	(Dollars in millions)
Commercial:
Commercial and industrial	$36,966	32.4%	$34,153	32.2%
CRE - other	10,779	9.5	11,139	10.5
CRE - residential ADC	1,665	1.5	2,769	2.6
Direct retail lending	15,270	13.4	13,850	13.1
Sales finance	7,680	6.8	7,202	6.8
Revolving credit	2,217	1.9	2,106	2.0
Residential mortgage	22,623	19.9	18,782	17.7
Other lending subsidiaries	9,525	8.4	8,280	7.8
Total average loans and leases held for
investment (excluding covered loans)	106,725	93.8	98,281	92.7
Covered	4,045	3.6	5,498	5.2
Total average loans and leases held
for investment	110,770	97.4	103,779	97.9
LHFS	2,963	2.6	2,183	2.1
Total average loans and leases	$113,733	100.0%	$105,962	100.0%

Average total loans were $113.7 billion for 2012, up $7.8 billion compared to the prior year. Average commercial and industrial loans increased $2.8 billion, or 8.2%, in 2012 as compared to 2011. The increase in the commercial and industrial portfolio was driven by investments in corporate banking in key national markets and the expansion of vertical lending teams focused on targeted industries. Average CRE – other loans for 2012 decreased $360 million, or 3.2%, compared to 2011. The average CRE – residential ADC portfolio declined $1.1 billion, or 39.9%, compared to the average balance for 2011, as management continued to reduce exposure to higher risk real estate lending.

Average direct retail loans increased 10.3% during 2012, primarily due to increased demand for home equity loans and an increase in non-real estate loans generated through the wealth and small business lending channels. This growth was partially offset by continued runoff of the residential lot/land component of this portfolio as management has continued to reduce exposures to these types of loans. Average sales finance loans and average revolving credit reflected 2012 growth rates of 6.6% and 5.3%, respectively. BB&T concentrates its efforts on the highest quality borrowers in both of these product markets. The growth in average sales finance loans was primarily driven by an increase in prime automobile lending, which reflects increased momentum in the new and used automobile markets during 2012.

Average residential mortgage loans increased $3.8 billion, or 20.5%, compared to 2011. The increase in residential mortgage loans was driven by a previous strategy that resulted in a higher portion of 10 to 15 year mortgage production being retained in the held for investment loan portfolio. During the second quarter of 2012, this strategy was modified such that the majority of future loan production is directed to the held for sale portfolio. As a result, management expects slower growth in the residential mortgage loan portfolio during 2013.

Average loans held by BB&T’s other lending subsidiaries increased $1.2 billion, or 15.0%, compared to 2011. The growth in this portfolio was primarily in small ticket finance, equipment leasing and nonprime automobile financing.

Asset Quality

The following discussion excludes assets covered by FDIC loss sharing agreements that provide for reimbursement to BB&T for the majority of losses incurred on those assets. Covered loans, which are considered performing due to the application of the accretion method of accounting, were $3.3 billion at December 31, 2012 and $4.9 billion in the prior year. Covered foreclosed property totaled $254 million and $378 million at December 31, 2012 and 2011, respectively.

NPAs, which include foreclosed real estate, repossessions and nonaccrual loans, totaled $1.5 billion at December 31, 2012, compared to $2.5 billion at December 31, 2011. The decline in NPAs of $914 million was driven by a decrease of $492 million in NPLs and $422 million in foreclosed property. The decline in NPLs was broad-based, reflecting decreases in most loan portfolios, including a 34.5% decrease in commercial NPLs. The decline in foreclosed property reflects a more aggressive approach to reducing the inventory of foreclosed property that was implemented during the fourth quarter of 2011. The current inventory of foreclosed real estate as of December 31, 2012 includes land and lots, totaling $35 million that have been held for approximately 15 months on average. The remaining foreclosed real estate of $72 million, which is primarily single family residential and commercial real estate, had an average holding period of seven months. NPAs as a percentage of loans and leases plus foreclosed property were 1.33% at December 31, 2012 compared with 2.29% at December 31, 2011.

Management expects NPAs to improve at a modest pace during the first quarter of 2013, assuming no significant economic deterioration during the quarter.

The following table presents the changes in NPAs during 2012 and 2011.

Table 17
Rollforward of NPAs

		Years Ended December 31,
		2012	2011
		(Dollars in millions)
	Balance at beginning of year	$2,450	$3,971
	New NPAs	2,449	3,216
	Advances and principal increases	161	120
	Disposals of foreclosed property	(737)	(1,062)
	Loan sales (1)	(754)	(1,139)
	Charge-offs and losses	(1,002)	(1,719)
	Payments	(669)	(634)
	Transfers to performing status	(392)	(303)
	Other, net	30	―
	Balance at end of year	$1,536	$2,450

(1)	Includes charge-offs and losses recorded upon sale of $219 million and $241 million for the years ended December 31, 2012 and 2011, respectively.

Tables 18 and 19 summarize asset quality information for the past five years. As more fully described below, this information has been adjusted to exclude past due loans that are subject to FDIC loss sharing agreements and certain mortgage loans guaranteed by the government:

•	In accordance with regulatory reporting standards, covered loans that are contractually past due are reported as past due and still accruing based on the number of days past due. However, given the significant amount of acquired loans that are past due but still accruing due to the application of the accretion method, BB&T has concluded that it is appropriate to adjust Table 18 to exclude covered loans in summarizing total loans 90 days or more past due and still accruing and total loans 30-89 days past due and still accruing.
•	BB&T has also concluded that the inclusion of covered loans in certain asset quality ratios summarized in Table 19 including “Loans 30-89 days past due and still accruing as a percentage of total loans and leases,” “Loans 90 days or more past due and still accruing as a percentage of total loans and leases,” “Nonperforming loans and leases as a percentage of total loans and leases” and certain other asset quality ratios that reflect NPAs in the numerator or denominator (or both) results in significant distortion to these ratios. In addition, because loan level charge-offs related to the acquired loans are not recognized in the financial statements until the cumulative amounts exceed the original loss projections on a pool basis, the net charge-off ratio for the acquired loans is not consistent with the net charge-off ratio for other loan portfolios. The inclusion of these loans in the asset quality ratios described above could result in a lack of comparability across quarters or years, and could negatively impact comparability with other portfolios that were not impacted by acquisition accounting. BB&T believes that the presentation of asset quality measures excluding covered loans and related amounts from both the numerator and denominator provides better perspective into underlying trends related to the quality of its loan portfolio. Accordingly, the asset quality measures in Table 19 present asset quality information both on a consolidated basis as well as excluding the covered assets and related amounts.
•	In addition, BB&T has excluded mortgage loans that are guaranteed by the government, primarily FHA/VA loans, from the asset quality metrics and ratios reflected on Tables 18 and 19, as these loans are recoverable through various government guarantees. In addition, BB&T has recorded on the balance sheet
56

certain amounts related to delinquent GNMA loans serviced for others that BB&T has the option, but not the obligation, to repurchase and has effectively regained control. These amounts are also excluded from asset quality metrics as reimbursement of insured amounts is proceeding in accordance with investor guidelines. The amount of government guaranteed mortgage loans and GNMA loans serviced for others that have been excluded are noted in the footnotes to Table 18.

Table 18
Asset Quality
(Excluding Covered Assets)

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in millions)
Nonaccrual loans and leases:
Commercial	$886	$1,352	$1,426	$1,651	$845
Direct retail lending	132	142	191	197	89
Sales finance loans	7	7	6	7	7
Residential mortgage loans (1)	269	308	466	707	358
Other lending subsidiaries	86	63	60	96	97
Total nonaccrual loans and leases held for investment	1,380	1,872	2,149	2,658	1,396
Nonaccrual LHFS	―	―	521	5	―
Total nonaccrual loans and leases	1,380	1,872	2,670	2,663	1,396
Foreclosed real estate (2)	107	536	1,259	1,451	538
Other foreclosed property	49	42	42	58	79
Total NPAs (1)(2)	$1,536	$2,450	$3,971	$4,172	$2,013

Loans 90 days or more past due and still accruing:
Commercial	$1	$2	$20	$7	$86
Direct retail lending	38	56	79	87	117
Sales finance loans	10	18	27	30	26
Revolving credit loans	16	17	20	25	23
Residential mortgage loans (3)(4)	92	104	143	150	158
Other lending subsidiaries	10	5	6	12	14
Total loans 90 days or more past due and still
accruing (3)(4)(5)	$167	$202	$295	$311	$424

Loans 30-89 days past due:
Commercial	$56	$121	$315	$377	$594
Direct retail lending	145	162	190	222	270
Sales finance loans	56	75	95	126	146
Revolving credit loans	23	22	28	32	34
Residential mortgage loans (6)(7)	498	479	532	600	665
Other lending subsidiaries	290	273	248	306	313
Total loans 30 - 89 days past due (6)(7)(8)	$1,068	$1,132	$1,408	$1,663	$2,022

(1)	Excludes nonaccrual mortgage loans that are government guaranteed totaling $55 million and $17 million as of 2009 and 2008, respectively. BB&T revised its nonaccrual policy related to FHA/VA guaranteed loans during 2010. The change in policy resulted in a decrease in nonaccrual mortgage loans and an increase in mortgage loans 90 days past due and still accruing of approximately $79 million.
(2)	Excludes covered foreclosed real estate totaling $254 million, $378 million, $313 million and $160 million at December 31, 2012, 2011, 2010 and 2009, respectively.
(3)	Excludes mortgage loans guaranteed by GNMA that are 90 days or more past due totaling $517 million, $426 million, $425 million, $337 million and $74 million at December 31, 2012, 2011, 2010, 2009 and 2008, respectively.
(4)	Excludes mortgage loans past due 90 days or more that are government guaranteed totaling $254 million, $206 million, $153 million, $8 million and $7 million at December 31, 2012, 2011, 2010, 2009 and 2008, respectively. Includes past due mortgage LHFS.
(5)	Excludes covered loans past due 90 days or more totaling $442 million, $736 million, $1.1 billion and $1.4 billion at December 31, 2012, 2011, 2010 and 2009, respectively.
(6)	Excludes mortgage loans guaranteed by GNMA that are past due 30-89 days totaling $5 million, $7 million, $7 million, $10 million and $12 million at December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

(7)	Excludes mortgage loans past due 30-89 days that are government guaranteed totaling $96 million, $91 million, $83 million, $23 million and $25 million at December 31, 2012, 2011, 2010, 2009 and 2008, respectively. Includes past due mortgage LHFS.
(8)	Excludes covered loans past due 30-89 days totaling $135 million, $222 million, $363 million and $391 million at December 31, 2012, 2011, 2010 and 2009, respectively.

Loans 90 days or more past due and still accruing interest, excluding government guaranteed loans and covered loans, totaled $167 million at December 31, 2012, compared with $202 million at year-end 2011, a decline of 17.3%. Loans 30-89 days past due, excluding government guaranteed loans and covered loans, totaled $1.1 billion at December 31, 2012, which was a decline of $64 million, or 5.7% compared to year-end 2011. Excluding government guaranteed loans and covered loans, BB&T’s past due asset quality metrics are essentially at normalized levels.

Table 19
Asset Quality Ratios

	As Of / For The Years Ended December 31,
	2012		2011		2010		2009		2008
Asset Quality Ratios (including amounts related to
covered loans and covered foreclosed property):
Loans 30 - 89 days past due and still accruing as a
percentage of total loans and leases (1)(2)	1.02%		1.22%		1.65%		1.93%		2.05%
Loans 90 days or more past due and still accruing as a
percentage of total loans and leases (1)(2)	0.52		0.84		1.34		1.60		0.43
Nonperforming loans and leases as a percentage of total
loans and leases	1.17		1.68		2.49		2.51		1.42
NPAs as a percentage of:
Total assets	0.97		1.62		2.73		2.61		1.32
Loans and leases plus foreclosed property	1.51		2.52		3.94		4.02		2.03
Net charge-offs as a percentage of average loans
and leases (3)	1.14		1.57		2.41		1.74		0.89
ALLL as a percentage of loans and leases
held for investment	1.76		2.10		2.62		2.51		1.62
Ratio of ALLL to:
Net charge-offs (3)	1.56	x	1.36	x	1.07	x	1.47	x	1.85	x
Nonperforming loans and leases held for investment	1.46		1.21		1.26		0.98		1.13

Asset Quality Ratios (excluding amounts related to
covered loans and covered foreclosed property): (4)
Loans 30 - 89 days past due and still accruing as a
percentage of total loans and leases (1)(2)	0.93%		1.06%		1.39%		1.69%		2.05%
Loans 90 days or more past due and still accruing as a
percentage of total loans and leases (1)(2)	0.15		0.19		0.29		0.32		0.43
Nonperforming loans and leases as a percentage of total
loans and leases	1.20		1.76		2.64		2.71		1.42
NPAs as a percentage of:
Total assets	0.85		1.45		2.64		2.65		1.32
Loans and leases plus foreclosed property	1.33		2.29		3.88		4.18		2.03
Net charge-offs as a percentage of average loans
and leases (3)	1.15		1.59		2.59		1.79		0.89
ALLL as a percentage of
loans and leases held for investment	1.70		2.05		2.63		2.72		1.62
Ratio of ALLL to:
Net charge-offs (3)	1.50	x	1.32	x	1.01	x	1.47	x	1.85	x
Nonperforming loans and leases held for investment	1.37		1.13		1.19		0.98		1.13

(1)	Excludes mortgage loans guaranteed by GNMA. Refer to the footnotes of preceding table for related amounts.
(2)	Excludes mortgage loans guaranteed by the government. Refer to the footnotes of preceding table for related amounts.
(3)	Net charge-offs for 2011 and 2010 include $695 million and $236 million, respectively, related to BB&T’s NPA disposition strategy. In connection with this strategy, approximately $271 million and $1.9 billion of problem loans
58

were transferred from loans held for investment to LHFS in 2011 and 2010, respectively. The disposition of all such loans was complete as of December 31, 2011.
(4)	These asset quality ratios have been adjusted to remove the impact of covered loans and covered foreclosed property. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios.

BB&T’s potential problem loans include loans on nonaccrual status or past due as disclosed in Table 18. In addition, for its commercial portfolio segment, loans that are rated special mention or substandard performing are closely monitored by management as potential problem loans. Refer to Note 4 “Allowance for Credit Losses” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to these potential problem loans.

TDRs generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term. As a result, BB&T will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. To facilitate this process, a concessionary modification that would not otherwise be considered may be granted resulting in classification of the loan as a TDR. Refer to Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” for additional policy information regarding TDRs.

BB&T’s performing TDRs, excluding government guaranteed mortgage loans, totaled $1.3 billion at December 31, 2012, an increase of $218 million, or 19.7%, compared with December 31, 2011. This increase was attributable to guidance issued by a national bank regulatory agency during 2012 that requires certain loans, which have been discharged in bankruptcy and not reaffirmed by the borrower, to be accounted for as a TDR and possibly as nonperforming, regardless of their actual payment history and expected performance. BB&T’s primary regulators have not formalized how this guidance will be applied to the entities that it regulates. However, based on a preliminary interpretation of this guidance, BB&T classified $226 million of performing loans across all loan portfolios as TDRs during the fourth quarter of 2012. Approximately 77% of these loans have been current for two years or more and approximately 92% are less than 60 days past due. As a result, BB&T concluded that it has a reasonable expectation of collection of principal and interest and therefore has classified these TDRs as performing. BB&T’s exposure to the expected collateral shortfall has been considered in the ALLL recorded at December 31, 2012.

In addition, BB&T classified approximately $44 million of loans already on nonaccrual status as TDRs as a result of regulatory guidance described above. The classification of these loans as TDRs had an insignificant impact on the allowance as these loans had been previously charged down to their estimated collateral value less costs to sell.

The following table provides a summary of performing TDR activity during the years ended December 31, 2012 and 2011.

Table 20
Rollforward of Performing TDRs

	Years Ended December 31,
	2012	2011
	(Dollars in millions)
Balance at beginning of year	$1,109	$1,476
Inflows	417	395
Change in regulatory guidance	226	―
Payments and payoffs	(187)	(334)
Chargeoffs	(36)	(43)
Transfers from (to) nonperforming TDRs, net	(50)	(206)
Removal due to the passage of time	(109)	(105)
Non-concessionary re-modifications	(43)	(74)
Balance at end of year	$1,327	$1,109

Payments and payoffs represent cash received from borrowers in connection with scheduled principal payments, prepayments and payoffs of amounts outstanding. Transfers to nonperforming TDRs represent loans that no longer meet the requirements necessary to reflect the loan in accruing status and as a result are subsequently classified as a nonperforming TDR.

TDRs may be removed due to the passage of time if they: (1) did not include a forgiveness of principal or interest, (2) have performed in accordance with the modified terms (generally a minimum of six months), (3) were reported as a TDR over a year end reporting period, and (4) reflected an interest rate on the modified loan that was no less than a market rate at the date of modification. These loans were previously considered TDRs as a result of structural concessions such as extended interest-only terms or an amortization period that did not otherwise conform to normal underwriting guidelines.

In addition, certain transactions may be removed from classification as a TDR as a result of a subsequent non-concessionary re-modification. Non-concessionary re-modifications represent TDRs that did not contain concessionary terms at the date of a subsequent renewal/modification and there was a reasonable expectation that the borrower would continue to comply with the terms of the loan subsequent to the date of the re-modification. A re-modification may be considered for such a re-classification if the loan has not had a forgiveness of principal or interest and the modified terms qualify as more than minor such that the re-modified loan is considered a new loan. Alternatively, such loans may be considered for reclassification in years subsequent to the date of the re-modification based on the passage of time as described in the preceding paragraph.

In connection with consumer loan TDRs, a NPL will be returned to accruing status when current as to principal and interest and upon a sustained historical repayment performance (generally a minimum of six months).

The following table provides further details regarding the payment status of TDRs outstanding at December 31, 2012:

Table 21
Troubled Debt Restructurings

	December 31, 2012
			Past Due		Past Due
	Current Status		30-89 Days (1)		90 Days Or More (1)				Total
	(Dollars in millions)
Performing TDRs:
Commercial loans:
Commercial and industrial	$76	98.7%	$1	1.3%	$	―	―	%	$77
CRE - other	67	100.0	―	―		―	―		67
CRE - residential ADC	21	100.0	―	―		―	―		21
Direct retail lending	183	92.9	12	6.1		2	1.0		197
Sales finance	16	84.2	2	10.5		1	5.3		19
Revolving credit	45	80.4	5	8.9		6	10.7		56
Residential mortgage (2)	643	83.6	106	13.8		20	2.6		769
Other lending subsidiaries	104	86.0	17	14.0		―	―		121
Total performing TDRs (2)	1,155	87.0	143	10.8		29	2.2		1,327
Nonperforming TDRs (3)	60	25.0	24	10.0		156	65.0		240
Total TDRs (2)	$1,215	77.5	$167	10.7		$185	11.8		$1,567

(1)	Past due performing TDRs are included in past due disclosures.
(2)	Excludes mortgage TDRs that are government guaranteed totaling $315 million.
(3)	Nonperforming TDRs are included in nonaccrual loan disclosures.

ACL

The ACL, which totaled $2.0 billion and $2.3 billion at December 31, 2012 and 2011, respectively, consists of the ALLL, which is presented separately on the Consolidated Balance Sheets, and the RUFC, which is included in other liabilities on the Consolidated Balance Sheets. The ALLL amounted to 1.76% of loans and leases held for investment at December 31, 2012 (or 1.70% excluding covered loans), compared to 2.10% (or 2.05% excluding covered loans) at December 31, 2011. The decline in the ALLL reflects continued improvement in the credit quality of the loan portfolio, especially in the commercial portfolio segment due to improvement in risk-grade migration trends and reductions in higher-risk CRE loans. The ratio of the ALLL to NPLs held for investment, excluding covered loans, was 1.37x at December 31, 2012 compared to 1.13x at December 31, 2011.

BB&T’s net charge-offs totaled $1.3 billion for 2012, compared to $1.7 billion in 2011. Included in net charge-offs for 2012 and 2011 was $34 million and $66 million, respectively, of charge-offs related to covered loans. BB&T’s net charge-offs as a percentage of average loans and leases was 1.14% (or 1.15% excluding covered loans) for 2012, compared to 1.57% (or 1.59% excluding covered loans), in 2011. Net charge-offs for 2011 included $87 million of losses on the sale of problem loans in connection with management’s NPA disposition strategy. Excluding these charge-offs, the adjusted net charge-off ratio would have been 1.50% in 2011. Net charge-offs decreased in most lending portfolios, including a 24.7% decrease in CRE – other, a 46.2% decrease in CRE – residential ADC and a 49.6% reduction in residential mortgage net charge-offs. Net charge-offs for the commercial and industrial and other lending subsidiaries portfolios increased 8.5% and 20.6%, respectively. Management expects net charge-offs to approximate 1.00% in the first quarter of 2013 and trend lower throughout the remainder of the year.

Refer to Note 4 “Allowance for Credit Losses” in the “Notes to Consolidated Financial Statements” for additional disclosures.

The following table presents an estimated allocation of the ALLL at the end of each of the last five years. This allocation of the ALLL is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 22
Allocation of ALLL by Category

	December 31,
	2012		2011		2010		2009		2008
		% Loans		% Loans		% Loans		% Loans		% Loans
		in each		in each		in each		in each		in each
	Amount	category	Amount	category	Amount	category	Amount	category	Amount	category
	(Dollars in millions)
Balances at end of period applicable to:
Commercial	$774	44.5%	$1,053	45.7%	$1,536	47.1%	$1,574	48.2%	$912	51.9%
Direct retail lending	300	13.8	232	13.5	246	13.3	297	13.8	124	15.9
Sales finance	29	6.8	38	6.9	47	6.8	77	6.1	55	6.5
Revolving credit	102	2.0	112	2.1	109	2.1	127	1.9	94	1.8
Residential mortgage	328	21.2	365	19.2	298	17.0	131	14.9	91	17.6
Other lending subsidiaries	277	8.8	197	8.1	198	7.7	264	7.4	238	6.3
Covered	128	2.9	149	4.5	144	6.0	―	7.7	―	―
Unallocated	80	―	110	―	130	―	130	―	60	―
Total ALLL	2,018	100.0%	2,256	100.0%	2,708	100.0%	2,600	100.0%	1,574	100.0%
RUFC	30		29		47		72		33
Total ACL	$2,048		$2,285		$2,755		$2,672		$1,607

Information related to BB&T’s ALLL for the last five years is presented in the following table.

Table 23
Analysis of ACL

		December 31,
		2012	2011	2010	2009	2008
		(Dollars in millions)
	Beginning balance	$2,285	$2,755	$2,672	$1,607	$1,015
	Provision for credit losses (excluding covered loans)	1,044	1,119	2,494	2,811	1,445
	Provision for covered loans	13	71	144	―	―
	Charge-offs:
	Commercial (1)	(732)	(898)	(1,508)	(720)	(276)
	Direct retail lending	(224)	(276)	(338)	(349)	(156)
	Sales finance	(26)	(32)	(48)	(72)	(59)
	Revolving credit	(81)	(95)	(118)	(127)	(79)
	Residential mortgage (2)	(136)	(269)	(394)	(280)	(96)
	Other lending subsidiaries	(225)	(190)	(252)	(314)	(251)
	Covered loans	(34)	(66)	―	―	―
	Total charge-offs (1)(2)	(1,458)	(1,826)	(2,658)	(1,862)	(917)

	Recoveries:
	Commercial	71	71	37	21	16
	Direct retail lending	36	37	33	19	12
	Sales finance	10	9	9	9	7
	Revolving credit	18	19	16	12	11
	Residential mortgage	3	5	4	5	1
	Other lending subsidiaries	26	25	31	23	19
	Total recoveries	164	166	130	89	66
	Net charge-offs (1)(2)	(1,294)	(1,660)	(2,528)	(1,773)	(851)
	Other changes, net	―	―	(27)	27	(2)
	Ending balance	$2,048	$2,285	$2,755	$2,672	$1,607

	ALLL (excluding covered loans)	$1,890	$2,107	$2,564	$2,600	$1,574
	Allowance for covered loans	128	149	144	―	―
	RUFC	30	29	47	72	33
	Total ACL	$2,048	$2,285	$2,755	$2,672	$1,607

(1)	Includes charge-offs of $464 million in commercial loans and leases during 2010 in connection with BB&T's NPL disposition strategy.
(2)	Includes charge-offs of $87 million and $141 million in residential mortgage loans during 2011 and 2010, respectively, in connection with BB&T's NPL disposition strategy.

Funding Activities

Deposits are the primary source of funds for lending and investing activities. Scheduled payments, as well as prepayments, and maturities from portfolios of loans and investment securities also provide a stable source of funds. FHLB advances, other secured borrowings, Federal funds purchased and other short-term borrowed funds, as well as longer-term debt issued through the capital markets, all provide supplemental liquidity sources. BB&T’s funding activities are monitored and governed through BB&T’s overall asset/liability management process, which is further discussed in the “Market Risk Management” section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein. Following is a brief description of the various sources of funds used by BB&T.

Deposits

Deposits are attracted principally from clients within BB&T’s branch network through the offering of a broad selection of deposit instruments to individuals and businesses, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market deposit accounts, CDs and individual retirement accounts. Deposit account terms vary with respect to the minimum balance required, the time period the funds must remain on deposit and service charge schedules. Interest rates paid on specific deposit types are determined based on (i) the interest rates offered by competitors, (ii) the anticipated amount and timing of funding needs, (iii) the availability and cost of alternative sources of funding, and (iv) anticipated future economic conditions and interest rates. Deposits are attractive sources of funding because of their stability and relative cost. Deposits are regarded as an important part of the overall client relationship and provide opportunities to cross-sell other BB&T services.

Total deposits at December 31, 2012, were $133.1 billion, an increase of $8.1 billion, or 6.5%, compared to year-end 2011. Noninterest-bearing deposits totaled $32.5 billion at December 31, 2012, an increase of $6.8 billion, or 26.4%, from December 31, 2011. The increase in noninterest-bearing deposits was broad based in nature, with increases in deposits from personal, business and public funds clients. Interest checking and money market and savings accounts increased $3.7 billion, or 5.6% compared to the prior year, while certificates and other time deposits declined $2.3 billion, or 6.7%, during that same time period. For the year ended December 31, 2012, total deposits averaged $127.6 billion, an increase of $15.3 billion, or 13.6%, compared to 2011. Management currently expects more modest deposit growth in the first quarter of 2013.

The following table presents BB&T’s average deposits for the years ended December 31, 2012 and 2011, segregated by major category:

Table 24
Composition of Average Deposits

	Years Ended December 31,
	2012		2011
	Balance	% of total	Balance	% of total
	(Dollars in millions)
Noninterest-bearing deposits	$28,925	22.7%	$22,945	20.4%
Interest checking	19,904	15.6	18,614	16.6
Money market and savings	46,927	36.7	41,287	36.7
Certificates and other time deposits	31,647	24.8	28,825	25.7
Foreign office deposits - interest-bearing	214	0.2	647	0.6
Total average deposits	$127,617	100.0%	$112,318	100.0%

The overall mix of deposits improved during 2012, with average noninterest-bearing deposits representing 22.7% of average total deposits during 2012, compared to 20.4% during 2011. Deposit mix was also positively impacted by certificates and other time deposits, which represented 24.8% of average total deposits during 2012, down from 25.7% of average total deposits during 2011. The average cost of interest-bearing deposits was 0.43% for 2012, compared to 0.68% in the prior year. Management expects that deposit costs will continue to trend downward in 2013.

The following table provides information regarding the scheduled maturities of time deposits that are $100,000 and greater at December 31, 2012:

Table 25
Scheduled Maturities of Time Deposits $100,000 and Greater

December 31, 2012
(Dollars in millions)
Three months or less	$7,675
Over three through six months	4,163
Over six through twelve months	3,054
Over twelve months	4,436
Total	$19,328

Short-term Borrowings

BB&T also uses various types of short-term borrowings in meeting funding needs. While deposits remain the primary source for funding loan originations, management uses short-term borrowings as a supplementary funding source for loan growth and other balance sheet management purposes. Short-term borrowings were 1.9% of total funding on average in 2012 as compared to 3.2% in 2011. See Note 8 “Federal Funds Purchased, Securities Sold Under Agreements to Repurchase and Short-Term Borrowed Funds” in the “Notes to Consolidated Financial Statements” herein for further disclosure. The types of short-term borrowings that have been, or may be, used by the Company include Federal funds purchased, securities sold under repurchase agreements, master notes, commercial paper, U.S. Treasury tax and loan deposit notes and short-term bank notes. All of BB&T’s securities sold under repurchase agreements are reflected as collateralized borrowings on the balance sheet. Short-term borrowings at the end of 2012 were $2.9 billion, a decrease of $702 million, or 19.7%, compared to year-

end 2011. Average short-term borrowings totaled $3.4 billion during 2012 compared to $5.2 billion last year, a decrease of 34.3%. The decline in the balances during 2012 primarily reflects the strong deposit growth described previously.

The following table summarizes certain pertinent information for the past three years with respect to BB&T’s short-term borrowings:

Table 26
Federal Funds Purchased, Securities Sold Under
Agreements to Repurchase and Short-Term Borrowed Funds

	As Of / For The Years Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Securities Sold Under Agreements to Repurchase:
Maximum outstanding at any month-end during the year	$813	$1,176	$2,299
Balance outstanding at end of year	514	619	1,189
Average outstanding during the year	651	956	1,620
Average interest rate during the year	0.30%	0.73%	0.85%
Average interest rate at end of year	0.33	0.31	0.96

Federal Funds Purchased and Short-Term Borrowed Funds:
Maximum outstanding at any month-end during the year	$3,627	$9,350	$10,486
Balance outstanding at end of year	2,350	2,947	4,484
Average outstanding during the year	2,757	4,233	7,402
Average interest rate during the year	0.20%	0.10%	0.10%
Average interest rate at end of year	0.19	0.17	0.32

Long-term Debt

BB&T uses long-term debt to provide both funding and, to a lesser extent, regulatory capital. During 2012, long-term debt represented 11.6% of average total funding, compared to 13.7% during 2011. At December 31, 2012, long-term debt totaled $19.1 billion, a decrease of $2.7 billion compared to year-end 2011. The average cost of long-term debt was 3.02% in 2012, compared to 3.40% in 2011. See Note 10 “Long-Term Debt” in the “Notes to Consolidated Financial Statements” herein for further disclosure.

BB&T’s long-term debt consists primarily of FHLB advances, which represented 47.1% of total outstanding long-term debt at December 31, 2012; senior notes of BB&T, which represented 31.6% of the year-end balance; subordinated notes of BB&T, which represented 11.3% of the year-end balance; and subordinated notes of Branch Bank, which represented 6.4% of total outstanding long-term debt at December 31, 2012. FHLB advances are cost-effective long-term funding sources that provide BB&T with the flexibility to structure the debt in a manner that aids in the management of interest rate risk and liquidity.

The decrease in long-term debt reflects the redemption of $3.3 billion of junior subordinated debt and the maturity of $1.0 billion in senior debt. The redemption of the junior subordinated debt was initiated based on the early redemption provisions of the related trust preferred securities due to the fact that they will no longer qualify for Tier 1 capital treatment.

These decreases in long-term debt were partially offset by the issuance of $2.3 billion of senior and subordinated notes with interest rates ranging from 1.45% to 3.95%.

Shareholders’ Equity

Shareholders’ equity totaled $21.2 billion at December 31, 2012, an increase of $3.7 billion, or 21.4%, from year-end 2011. BB&T’s book value per common share at December 31, 2012 was $27.21, compared to $24.98 at December 31, 2011.

The increase in shareholders’ equity during 2012 includes $2.1 billion in net proceeds from the issuance of Tier 1 qualifying non-cumulative perpetual preferred stock. See Note 11 “Shareholders’ Equity” in the “Notes to Consolidated Financial Statements” herein for further disclosure. In addition, shareholders’ equity increased $1.4 billion due to BB&T’s earnings available to common shareholders retained after dividends declared, and $113 million as a result of the issuance of additional shares and other transactions in connection with BB&T’s equity-based compensation plans, 401(k) plan and dividend reinvestment plan. Accumulated other comprehensive income increased $154 million. The increase in accumulated other comprehensive income was primarily due to a $335 million after-tax increase in the value of the available for sale securities portfolio, partially offset by declines of $111 million related to pensions and other post-retirement benefit plans and $61 million related to an increase in amounts attributable to the FDIC under loss share agreements.

BB&T’s tangible book value per common share at December 31, 2012 was $17.52 compared to $16.73 at December 31, 2011. As of December 31, 2012, measures of tangible capital were not required by the regulators and, therefore, were considered non-GAAP measures. Refer to the section titled “Capital” herein for a discussion of how BB&T calculates and uses these measures in the evaluation of the Company.

Risk Management

In the normal course of business BB&T encounters inherent risk in its business activities. Risk is managed on a decentralized basis with risk decisions made as closely as possible to where the source of risk occurs. Centrally, risk oversight is managed at the corporate level through oversight, policies and reporting. The principal types of inherent risk include regulatory, credit, liquidity, market, operational, reputation and strategic risks.

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

BB&T has established the following general practices to manage credit risk:

•	limiting the amount of credit that individual lenders may extend to a borrower;
•	establishing a process for credit approval accountability;
•	careful initial underwriting and analysis of borrower, transaction, market and collateral risks;
•	ongoing servicing and monitoring of individual loans and lending relationships;
•	continuous monitoring of the portfolio, market dynamics and the economy; and
•	periodically reevaluating the bank’s strategy and overall exposure as economic, market and other relevant conditions change.

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

Underwriting Approach

Recognizing that the loan portfolio is a primary source of profitability and risk, proper loan underwriting is critical to BB&T’s long-term financial success. BB&T’s underwriting approach is designed to define acceptable combinations of specific risk-mitigating features that ensure credit relationships conform to BB&T’s risk philosophy. Provided below is a summary of the most significant underwriting criteria used to evaluate new loans and loan renewals:

•	Cash flow and debt service coverage—cash flow adequacy is a necessary condition of creditworthiness, meaning that loans must either be clearly supported by a borrower’s cash flow or, if not, must be justified by secondary repayment sources.
•	Secondary sources of repayment—alternative repayment funds are a significant risk-mitigating factor as long as they are liquid, can be easily accessed and provide adequate resources to supplement the primary cash flow source.

•	Value of any underlying collateral—loans are generally secured by the asset being financed. Because an analysis of the primary and secondary sources of repayment is the most important factor, collateral, unless it is liquid, does not justify loans that cannot be serviced by the borrower’s normal cash flows.
•	Overall creditworthiness of the customer, taking into account the customer’s relationships, both past and current, with BB&T and other lenders—BB&T’s success depends on building lasting and mutually beneficial relationships with clients, which involves assessing their financial position and background.
•	Level of equity invested in the transaction—in general, borrowers are required to contribute or invest a portion of their own funds prior to any loan advances.

Commercial Loan and Lease Portfolio

The commercial loan and lease portfolio represents the largest category of the Company’s total loan portfolio. BB&T’s commercial lending program is generally targeted to serve small-to-middle market businesses with sales of $250 million or less. In addition, BB&T’s Corporate Banking Group provides lending solutions to large corporate clients. Traditionally, lending to small and mid-sized businesses has been among BB&T’s strongest market segments.

Commercial and small business loans are primarily originated through BB&T’s Community Bank. In accordance with the Company’s lending policy, each loan undergoes a detailed underwriting process, which incorporates BB&T’s underwriting approach, procedures and evaluations described above. Commercial loans are typically priced with an interest rate tied to market indices, such as the prime rate or LIBOR. Commercial loans are individually monitored and reviewed for any possible deterioration in the ability of the client to repay the loan. Approximately 90% of BB&T’s commercial loans are secured by real estate, business equipment, inventories and other types of collateral.

Direct Retail Loan Portfolio

The direct retail loan portfolio primarily consists of a wide variety of loan products offered through BB&T’s branch network. Various types of secured and unsecured loans are marketed to qualifying existing clients and to other creditworthy candidates in BB&T’s market area. The vast majority of direct retail loans are secured by first or second liens on residential real estate and include both closed-end home equity loans and revolving home equity lines of credit. Direct retail loans are subject to the same rigorous lending policies and procedures as described above for commercial loans and are underwritten with note amounts and credit limits that ensure consistency with the Company’s risk philosophy.

Sales Finance Loan Portfolio

The sales finance category primarily includes secured indirect installment loans to consumers for the purchase of new and used automobiles, boats and recreational vehicles. Such loans are originated through approved franchised and independent dealers throughout the BB&T market area. These loans are relatively homogenous and no single loan is individually significant in terms of its size and potential risk of loss. Sales finance loans are subject to the same rigorous lending policies and procedures as described above for commercial loans and are underwritten with note amounts and credit limits that ensure consistency with the Company’s risk philosophy. In addition to its normal underwriting due diligence, BB&T uses application systems and “scoring systems” to help underwrite and manage the credit risk in its sales finance portfolio. Also included in the sales finance category are commercial lines, serviced by the Dealer Finance Department, to finance dealer wholesale inventory (“Floor Plan Lines”) for resale to consumers. Floor Plan Lines are underwritten by commercial loan officers in compliance with the same rigorous lending policies described above for commercial loans. In addition, Floor Plan Lines are subject to intensive monitoring and oversight to ensure quality and to mitigate risk, including from fraud.

Revolving Credit Loan Portfolio

The revolving credit portfolio comprises the outstanding balances on credit cards and BB&T’s checking account overdraft protection product, Constant Credit. BB&T markets credit cards to its existing banking client base and does not solicit cardholders through nationwide programs or other forms of mass marketing. Such balances are generally unsecured and actively managed.

Residential Mortgage Loan Portfolio

Branch Bank offers various types of fixed- and adjustable-rate loans for the purpose of constructing, purchasing or refinancing residential properties. BB&T primarily originates conforming mortgage loans and higher quality jumbo and construction-to-permanent loans for owner-occupied properties. Conforming loans are loans that are underwritten in accordance with the underwriting standards set forth by FNMA and FHLMC. They are generally collateralized by one-to-

four-family residential real estate, typically have loan-to-collateral value ratios of 80% or less, and are made to borrowers in good credit standing. Additionally, BB&T’s Direct Retail Lending group provides home equity loans that can increase the loan-to-collateral value to 90% or less for certain borrowers.

Risks associated with the mortgage lending function include interest rate risk, which is mitigated through the sale of a substantial portion of conforming fixed-rate loans in the secondary mortgage market and an effective MSR hedging process. Borrower risk is lessened through rigorous underwriting procedures and mortgage insurance. The right to service the loans and receive servicing income is generally retained when conforming loans are sold. Management believes that the retention of mortgage servicing is a primary relationship driver in retail banking and a vital part of management’s strategy to establish profitable long-term customer relationships and offer high quality client service. BB&T also purchases residential mortgage loans from correspondent originators. The loans purchased from third-party originators are subject to the same underwriting and risk-management criteria as loans originated internally.

Other Lending Subsidiaries Portfolio

BB&T’s other lending subsidiaries portfolio consists of loans originated through six LOBs that provide specialty finance alternatives to consumers and businesses including: dealer-based financing of equipment for small businesses and consumers, commercial equipment leasing and finance, direct and indirect consumer finance, insurance premium finance, indirect nonprime automobile finance, and full-service commercial mortgage banking. BB&T offers these services to bank clients as well as nonbank clients within and outside BB&T’s primary geographic market area.

BB&T’s other lending subsidiaries adhere to the same overall underwriting approach as the commercial and consumer lending portfolio and also utilize automated credit scoring to assist with underwriting credit risk. The majority of these loans are relatively homogenous and no single loan is individually significant in terms of its size and potential risk of loss. The majority of the loans are secured by real estate, automobiles, equipment or unearned insurance premiums. As of December 31, 2012, included in the other lending subsidiaries portfolio are loans to nonprime borrowers of approximately $3.6 billion, or 3.0% of the total BB&T loan and lease portfolio. Of these, approximately $262 million are residential real estate loans.

Covered Loan Portfolio

BB&T has $3.3 billion of loans covered by loss sharing agreements with the FDIC, which are primarily CRE and residential mortgage loans. Refer to Note 3 “Loans and Leases” in the “Notes to Consolidated Financial Statements” in this report for additional disclosures related to BB&T’s covered loans.

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

The Chief Risk Officer leads the RMO, which designs, organizes and manages BB&T’s risk framework. The management of risk begins at the business level through risk identification and management programs. The RMO is responsible for ensuring effective risk management oversight, measurement, monitoring, reporting and consistency of controls.

Market Risk Management

The effective management of market risk is essential to achieving BB&T’s strategic financial objectives. As a financial institution, BB&T’s most significant market risk exposure is interest rate risk in its balance sheet; however, market risk also includes product liquidity risk, price risk and volatility risk in BB&T’s lines of business. The primary objectives of market risk management are to minimize any adverse effect that changes in market risk factors may have on net interest income, and to offset the risk of price changes for certain assets recorded at fair value. Market Risk Management also performs the enterprise-wide IPV function.

Interest Rate Market Risk (Other than Trading)

BB&T actively manages market risk associated with asset and liability portfolios with a focus on the strategic pricing of asset and liability accounts and management of appropriate maturity mixes of assets and liabilities. The goal of these activities is the development of appropriate maturity and repricing opportunities in BB&T’s portfolios of assets and liabilities that will produce reasonably consistent net interest income during periods of changing interest rates. These portfolios are analyzed for proper fixed-rate and variable-rate mixes under various interest rate scenarios.

The asset/liability management process is designed to achieve relatively stable NIM and assure liquidity by coordinating the volumes, maturities or repricing opportunities of earning assets, deposits and borrowed funds. Among other things, this process gives consideration to prepayment trends related to securities, loans and leases and certain deposits that have no stated maturity. Prepayment assumptions are developed using a combination of market data and internal historical prepayment experience for residential mortgage-related loans and securities, and internal historical prepayment experience for client deposits with no stated maturity and loans that are not residential mortgage related. These assumptions are subject to monthly back-testing, and are adjusted as deemed necessary to reflect changes in interest rates relative to the reference rate of the underlying assets or liabilities. On a monthly basis, BB&T evaluates the accuracy of its interest rate forecast simulation model, which includes an evaluation of its prepayment assumptions, to ensure that all significant assumptions inherent in the model appropriately reflect changes in the interest rate environment and related trends in prepayment activity. It is the responsibility of the MRLCC to determine and achieve the most appropriate volume and mix of earning assets and interest-bearing liabilities, as well as to ensure an adequate level of liquidity and capital, within the context of corporate performance goals. The MRLCC also sets policy guidelines and establishes long-term strategies with respect to interest rate risk exposure and liquidity. The MRLCC meets regularly to review BB&T’s interest rate risk and liquidity positions in relation to present and prospective market and business conditions, and adopts funding and balance sheet management strategies that are intended to ensure that the potential impact on earnings and liquidity as a result of fluctuations in interest rates is within acceptable standards.

BB&T uses derivatives primarily to manage economic risk related to securities, commercial loans, MSRs and mortgage banking operations, long-term debt and other funding sources. BB&T also uses derivatives to facilitate transactions on behalf of its clients. As of December 31, 2012, BB&T had derivative financial instruments outstanding with notional amounts totaling $73.3 billion, with a net fair value of $13 million. See Note 19 “Derivative Financial Instruments” in the “Notes to Consolidated Financial Statements” herein for additional disclosures.

The majority of BB&T’s assets and liabilities are monetary in nature and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. Fluctuations in interest rates and actions of the FRB to regulate the availability and cost of credit have a greater effect on a financial institution’s profitability than do the effects of higher costs for goods and services. Through its balance sheet management function, which is monitored by the MRLCC, management believes that BB&T is positioned to respond to changing needs for liquidity, changes in interest rates and inflationary trends.

Management uses the Simulation to measure the sensitivity of projected earnings to changes in interest rates. The Simulation model projects net interest income and interest rate risk for a rolling two-year period of time. The Simulation takes into account the current contractual agreements that BB&T has made with its customers on deposits, borrowings, loans, investments and commitments to enter into those transactions. Furthermore, the Simulation considers the impact of expected customer behavior. Management monitors BB&T’s interest sensitivity by means of a model that incorporates current volumes, average rates earned and paid, and scheduled maturities and payments of asset and liability portfolios, together with multiple scenarios that include projected prepayments, repricing opportunities and anticipated volume growth. Using this information, the model projects earnings based on projected portfolio balances under multiple interest rate scenarios. This level of detail is needed to simulate the effect that changes in interest rates and portfolio balances may have on the earnings of BB&T. This method is subject to the accuracy of the assumptions that underlie the process, but management believes that it provides a better illustration of the sensitivity of earnings to changes in interest rates than other analyses such as static or dynamic gap. In addition to Simulation analysis, BB&T uses EVE analysis to focus on projected changes in capital given potential changes in interest rates. This measure also allows BB&T to analyze interest rate risk that falls outside the analysis window contained in the Simulation model. The EVE model is a discounted cash flow of the entire portfolio of BB&T’s assets, liabilities, and derivatives instruments. The difference in the present value of assets minus the present value of liabilities is defined as the economic value of BB&T’s equity.

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

The following table shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next twelve months assuming a gradual change in interest rates as described below. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related assets, cash flows and maturities of derivative financial instruments, loan volumes and pricing, deposit sensitivity, customer preferences and capital plans. The resulting change in net interest income reflects the level of sensitivity that interest-sensitive income has in relation to changing interest rates.

Table 27
Interest Sensitivity Simulation Analysis

Interest Rate Scenario			Annualized Hypothetical Percentage
Linear	Prime Rate		Change in Net Interest Income
Change in	December 31,		December 31,
Prime Rate	2012	2011	2012	2011
2.00%	5.25%	5.25%	3.16%	3.92%
1.00	4.25	4.25	2.04	2.27
No Change	3.25	3.25	―	―
(0.25)	3.00	3.00	(0.13)	(0.55)

The MRLCC has established parameters related to interest sensitivity that prescribe a maximum negative impact on net interest income under different interest rate scenarios. In the event the results of the Simulation model fall outside the established parameters, management will make recommendations to the MRLCC on the most appropriate response given the current economic forecast. The following parameters and interest rate scenarios are considered BB&T’s primary measures of interest rate risk:

•	Maximum negative impact on net interest income of 2% for the next 12 months assuming a linear change in interest rates totaling 100 basis points over four months followed by a flat interest rate scenario for the remaining eight month period.
•	Maximum negative impact on net interest income of 4% for the next 12 months assuming a linear change of 200 basis points over eight months followed by a flat interest rate scenario for the remaining four month period.

These “interest rate ramp” limits are considered BB&T’s primary measure of interest rate risk. If a rate change of 200 basis points cannot be modeled due to a low level of rates, a proportional limit applies. Management currently only models a negative 25 basis point decline because larger declines would have resulted in a Federal funds rate of less than zero. In a situation such as this, the maximum negative impact on net interest income is adjusted on a proportional basis. Regardless of the proportional limit, the negative risk exposure limit will be the greater of 1% or the proportional limit.

Management has also established a maximum negative impact on net interest income of 4% for an immediate 100 basis points change in rates and 8% for an immediate 200 basis points change in rates. These “interest rate shock” limits are designed to create an outer band of acceptable risk based upon a significant and immediate change in rates.

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

Beta represents the correlation between overall market interest rates and the rates paid by BB&T on interest-bearing deposits. BB&T applies an average beta of approximately 80% to its managed rate deposits for determining its interest rate sensitivity. Managed rate deposits are high beta, premium money market and interest checking accounts, which attract significant client funds when needed to support balance sheet growth. BB&T regularly conducts sensitivity on other key variables to determine the impact they could have on the interest rate risk position. This discipline informs management judgment and allows BB&T to evaluate the likely impact on its balance sheet management strategies due to a more extreme variation in a key assumption than expected.

The following table shows the effect that the loss of demand deposits and an associated increase in managed rate deposits would have on BB&T’s interest-rate sensitivity position. For purposes of this analysis, BB&T modeled the beta at 100%.

Table 28
Deposit Mix Sensitivity Analysis

			Results Assuming a Decrease in
	Increase in	Base Scenario	Noninterest Bearing Demand Deposits
	Rates	at December 31, 2012 (1)	$1 Billion	$5 Billion
	2.00%	3.16%	2.92%	1.94%
	1.00	2.04	1.89	1.28

(1)	The base scenario is equal to the annualized hypothetical percentage change in net interest income at December 31, 2012 as presented in the preceding table.

The following table shows the effect that the indicated changes in interest rates would have on EVE. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related and other assets, cash flows and maturities of derivative financial instruments, loan volumes and pricing and deposit sensitivity. The resulting change in the EVE reflects the level of sensitivity that EVE has in relation to changing interest rates.

Table 29
EVE Simulation Analysis

			Hypothetical Percentage
	EVE/Assets		Change in EVE
Change in	December 31,		December 31,
Rates	2012	2011	2012	2011
2.00%	7.5%	6.2%	16.6%	19.6%
1.00	7.2	5.9	11.9	13.3
No Change	6.5	5.2	―	―
(0.25)	6.2	4.9	(4.1)	(4.9)

Market Risk from Trading Activities

BB&T also manages market risk from trading activities which consists of acting as a financial intermediary to provide its customers access to derivatives, foreign exchange and securities markets. Trading market risk is managed through the use of statistical and non-statistical risk measures and limits, with overall firm limits established through Board Policy. BB&T utilizes a historical VaR methodology to measure and aggregate risks across its covered trading lines of business. This methodology uses one year of historical data to estimate economic outcomes for a one-day time horizon at a 99% confidence level.

The average VaR for the year ended December 31, 2012 was less than $1 million. The maximum daily VaR was approximately $3 million, and the low daily VaR was less than $1 million during the same period.

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

Parent Company

The purpose of the Parent Company is to serve as the capital financing vehicle for the operating subsidiaries. The assets of the Parent Company consist primarily of cash on deposit with Branch Bank, equity investments in subsidiaries, advances to subsidiaries, accounts receivable from subsidiaries, and other miscellaneous assets. The principal obligations of the Parent Company are principal and interest payments on long-term debt. The main sources of funds for the Parent Company are dividends and management fees from subsidiaries, repayments of advances to subsidiaries, and proceeds from the issuance of long-term debt. The primary uses of funds by the Parent Company are for investments in subsidiaries, advances to subsidiaries, dividend payments to common and preferred shareholders, retirement of common stock and interest and principal payments due on long-term debt.

The primary source of funds used for Parent Company cash requirements was dividends received from subsidiaries, which totaled $1.8 billion during 2012. In addition, the Parent Company issued $2.0 billion of senior notes and $300 million of subordinated notes during 2012, repaid $1.5 billion of maturing long-term debt and redeemed all of its junior subordinated debt to unconsolidated trusts. Funds raised through master note agreements with commercial clients are placed in a note receivable at Branch Bank primarily for its use in meeting short-term funding needs and, to a lesser extent, to support the short-term temporary cash needs of the Parent Company. At December 31, 2012 and 2011, master note balances totaled $37 million and $296 million, respectively.

The Parent Company had ten issues of senior notes outstanding totaling $6.0 billion and four issues of subordinated notes outstanding totaling $2.2 billion at December 31, 2012.

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

As of December 31, 2012 and 2011, the Parent Company had 35 months and 23 months, respectively, of cash on hand to satisfy projected contractual cash outflows as described above.

Branch Bank

Branch Bank has several major sources of funding to meet its liquidity requirements, including access to capital markets through issuance of senior or subordinated bank notes and institutional CDs, access to the FHLB system, dealer repurchase agreements and repurchase agreements with commercial clients, access to the overnight and term Federal funds markets, use of a Cayman branch facility, access to retail brokered CDs and a borrower in custody program with the FRB for the discount window. As of December 31, 2012, BB&T has approximately $53 billion of secured borrowing capacity, which represents approximately 290% of one year wholesale funding maturities.

BB&T also monitors the ability to meet customer demand for funds under both normal and stressed market conditions. In considering its liquidity position, management evaluates BB&T’s funding mix based on client core funding, client rate-sensitive funding and non-client rate-sensitive funding. In addition, management also evaluates exposure to rate-sensitive funding sources that mature in one year or less. Management also measures liquidity needs against 30 days of stressed cash outflows for Branch Bank. To ensure a strong liquidity position, management maintains a liquid asset buffer of cash on hand and highly liquid unpledged securities. The Company has established a policy that the liquid asset buffer would be a minimum of 5% of total assets, but intends to maintain the ratio well in excess of this level. As of December 31, 2012, and December 31, 2011, BB&T’s liquid asset buffer was 11.1% and 13.5%, respectively, of total assets.

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

Table 30
Credit Ratings of BB&T Corporation and Branch Bank
December 31, 2012

	S&P	Moody's	Fitch	DBRS
BB&T Corporation:
Commercial Paper	A-2	P-1	F1	R-1(low)
Issuer	A-	A2	A+	A(high)
LT/Senior debt	A-	A2	A+	A(high)
Subordinated debt	BBB+	A3	A	A
Subordinated shelf short term	A-2	N/A	F1	N/A

Branch Bank:
Bank financial strength	N/A	B-	a+	N/A
Long term deposits	A	A1	AA-	AA(low)
LT/Senior unsecured bank notes	A	A1	A+	AA(low)
Other long term senior obligations	A	A1	A+	AA(low)
Other short term senior obligations	A-1	P-1	F1	R-1(middle)
Short term bank notes	A-1	P-1	F1	R-1(middle)
Short term deposits	A-1	P-1	F1+	R-1(middle)
Subordinated bank notes	A-	A2	A	A(high)

Ratings Outlook:
Credit Trend	Stable	Stable	Stable	Stable

BB&T and Branch Bank have Contingency Funding Plans designed to ensure that liquidity sources are sufficient to meet their ongoing obligations and commitments, particularly in the event of a liquidity contraction. These plans are designed to examine and quantify the organization’s liquidity under various “stress” scenarios. Additionally, the plans provide a framework for management and other critical personnel to follow in the event of a liquidity contraction or in anticipation of such an event. The plans address authority for activation and decision making, liquidity options and the responsibilities of key departments in the event of a liquidity contraction. The liquidity options available to management could include seeking secured funding, asset sales, and under the most extreme scenarios, curtailing new loan originations.

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

Contractual Obligations, Commitments, Contingent Liabilities, Off-Balance Sheet Arrangements, And Related Party Transactions

The following table presents, as of December 31, 2012, BB&T’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities. Further discussion of the nature of each obligation is included in Note 15 “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements.”

Table 31
Contractual Obligations and Other Commitments
December 31, 2012

			Less than	1 to 3	3 to 5	After 5
		Total	One Year	Years	Years	Years
		(Dollars in millions)
	Long-term debt	$18,825	$1,655	$3,046	$6,318	$7,806
	Operating leases	1,430	197	345	275	613
	Commitments to fund affordable housing investments	461	265	178	14	4
	Private equity commitments (1)	129	39	68	20	2
	Time deposits	31,624	21,130	7,795	2,698	1
	Contractual interest payments (2)	4,385	827	1,287	871	1,400
	Total contractual cash obligations	$56,854	$24,113	$12,719	$10,196	$9,826

(1)	Maturities are based on estimated payment dates.
(2)	Includes accrued interest and future contractual interest obligations. Variable rate payments are based upon the rate in effect at December 31, 2012.

BB&T’s significant commitments include investments in affordable housing and historic building rehabilitation projects throughout its market area and private equity funds. Refer to Note 1 “Summary of Significant Accounting Policies” and to Note 15 “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements” for further discussion of these commitments.

In addition, BB&T enters into derivative contracts to manage various financial risks. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. Derivative contracts are carried at fair value on the Consolidated Balance Sheets with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Derivative contracts are written in amounts referred to as notional amounts, which only provide the basis for calculating payments between counterparties and are not a measure of financial risk. Therefore, the derivative liabilities recorded on the balance sheet as of December 31, 2012 do not represent the amounts that may ultimately be paid under these contracts. Further discussion of derivative instruments is included in Note 1 “Summary of Significant Accounting Policies” and Note 19 “Derivative Financial Instruments” in the “Notes to Consolidated Financial Statements.”

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

As a member of the FHLB, BB&T is required to maintain a minimum investment in capital stock. The board of directors of the FHLB can increase the minimum investment requirements in the event it has concluded that additional capital is required to allow it to meet its own regulatory capital requirements. Any increase in the minimum investment requirements outside of specified ranges requires the approval of the Federal Housing Finance Agency. Because the extent of any obligation to increase BB&T’s investment in the FHLB depends entirely upon the occurrence of a future event, potential future payments to the FHLB are not determinable.

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

Table 32
Summary of Significant Commitments

December 31, 2012
(Dollars in millions)
Lending commitments	$43,760
Letters of credit and financial guarantees written	5,164
Total significant commitments	$48,924

Related Party Transactions

The Company may extend credit to its officers and directors in the ordinary course of business. These loans are made under substantially the same terms as comparable third-party lending arrangements and are in compliance with applicable banking regulations.

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

Table 33
BB&T's Internal Capital Guidelines
	Operating	Stressed
Tier 1 Capital Ratio	9.5%	7.5%
Total Capital Ratio	11.5	9.5
Tier 1 Leverage Capital Ratio	6.5	5.0
Tangible Capital Ratio	5.5	4.0
Tier 1 Common Equity Ratio	8.0	6.0

Payments of cash dividends to BB&T’s shareholders and repurchases of common shares are the methods used to manage any excess capital generated. In addition, management closely monitors the Parent Company’s double leverage ratio (investments in subsidiaries as a percentage of shareholders’ equity) with the intention of maintaining the ratio below 125%. The active management of the subsidiaries’ equity capital, as described above, is the process used to manage this important driver of Parent Company liquidity and is a key element in the management of BB&T’s capital position.

The capital of BB&T’s subsidiaries is regularly monitored to determine if the levels that management believes are the most beneficial and efficient for their operations are maintained. Management intends to maintain capital at Branch Bank at levels that will result in these subsidiaries being classified as “well-capitalized” for regulatory purposes. Secondarily, it is management’s intent to maintain Branch Bank’s capital at levels that result in regulatory risk-based capital ratios that are generally comparable with peers of similar size, complexity and risk profile. If the capital levels of Branch Bank increase above these guidelines, excess capital may be transferred to the Parent Company, subject to regulatory and other operating considerations, in the form of special dividend payments.

While nonrecurring events or management decisions may result in the Company temporarily falling below its minimum guidelines for one or more of these ratios, it is management’s intent through capital planning to return to these targeted minimums within a reasonable period of time. Such temporary decreases below these minimums are not considered an infringement of BB&T’s overall capital policy provided the Company and Branch Bank remain “well-capitalized.”

Risk-based capital ratios, which include Tier 1 Capital, Total Capital and Tier 1 Common Equity, are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets. BB&T reevaluated its process related to calculating risk-weighted assets and determined that certain adjustments, primarily related to the presentation of certain unfunded lending commitments, were required in order to conform to regulatory guidance. These adjustments resulted in an increase to risk-weighted assets and a decrease in BB&T’s risk-based capital ratios under the Basel I regulatory guidance. These adjustments had a minimal impact on BB&T’s Basel III ratio as calculated based on the June 7, 2012 NPR.

BB&T’s Tier 1 common equity ratio was 9.3% at December 31, 2012. The acquisitions of Crump Insurance and BankAtlantic during the second and third quarters of 2012, respectively, had a negative impact on regulatory capital, as a result of the intangible assets associated with those acquisitions. This negative regulatory capital impact was offset by strong capital generation during 2012.

BB&T regularly performs stress testing on its capital levels and is required to periodically submit the company’s capital plans to the banking regulators. Management’s capital deployment plan in order of preference is to focus on organic growth, dividends, strategic opportunities and share repurchases.

Table 34
Capital Ratios (1)

	December 31,
	2012	2011
	(Dollars in millions, except per share data)
Risk-based:
Tier 1	11.0%	12.0%
Total	13.9	15.1
Leverage capital	8.2	9.0

Non-GAAP capital measures (2):
Tier 1 common equity as a percentage of tangible assets	6.9	6.9
Tier 1 common equity as a percentage of risk-weighted assets (3)	9.3	9.4

Calculations of Tier 1 common equity and tangible assets and related measures:
Tier 1 equity	$14,373	$14,913
Less:
Qualifying restricted core capital elements	2,116	3,250
Tier 1 common equity	$12,257	$11,663

Total assets	$183,872	$174,579
Less:
Intangible assets, net of deferred taxes	7,273	6,406
Plus:
Regulatory adjustments, net of deferred taxes	212	421
Tangible assets	$176,811	$168,594

Total risk-weighted assets (3)	$131,096	$124,507

Tier 1 common equity	$12,257	$11,663
Outstanding shares at end of period (in thousands)	699,728	697,143
Tangible book value per common share	$17.52	$16.73

(1)	The Company has revised its calculation of risk-weighted assets and adjusted the applicable ratios.

(2)	Tier 1 common equity ratios are non-GAAP measures. BB&T uses the Tier 1 common equity definition used in the SCAP assessment to calculate these ratios. Management uses these measures to assess the quality of capital and believes that investors may find them useful in their analysis of the Company. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies.
(3)	Risk-weighted assets are determined based on regulatory capital requirements.

As of December 31, 2012, management currently estimates the Tier 1 common ratio under the currently proposed U.S. Basel III standards to be 7.9%. The proposed U.S. Basel III standards incorporate changes to the risk-weighting of loans secured by residential properties, requiring consideration of loan-to-value ratios in determining risk-weighting. Management’s estimate of the Tier 1 common ratio under the proposed U.S. Basel III standards does not include any mitigation strategies to improve capital levels, which management believes will have a significant positive impact on this measure. The following table presents the calculation of the Tier 1 common equity ratio under the proposed Basel III guidelines.

Table 35
Estimated Basel III Capital Ratio Under Proposed U.S. Rules (1)

		December 31, 2012

		(Dollars in millions)
	Tier 1 common equity under Basel I definition	$12,257
	Adjustments:
	OCI related to AFS securities, defined benefit
	pension and other postretirement employee benefit plans	(385)
	Other adjustments	(9)
	Estimated Tier 1 common equity under proposed Basel III definition	$11,863

	Estimated risk-weighted assets under proposed Basel III definition	$150,300
	Estimated Tier 1 common equity as a percentage of risk-weighted assets under proposed
	Basel III definition	7.9%

(1)	The estimated Basel III capital ratio is a non-GAAP measure and reflects adjustments for the related elements as proposed by regulatory authorities, which are subject to change. BB&T management uses this measure to assess the quality of capital and believes that investors may find it useful in their analysis of the Company. This capital measure is not necessarily comparable to similar capital measures that may be presented by other companies.

 Fourth Quarter Results

Consolidated net income available to common shareholders for the fourth quarter of 2012 totaling $506 million was up 29.4% compared to $391 million earned during the same period in 2011. On a diluted per common share basis, earnings for the fourth quarter of 2012 were $0.71, up 29.1% compared to $0.55 for the same period in 2011. BB&T’s results of operations for the fourth quarter of 2012 produced an annualized return on average assets of 1.20% and an annualized return on average common shareholders’ equity of 10.51% compared to prior year ratios of 0.93% and 8.76%, respectively.

Total revenues were $2.5 billion for the fourth quarter of 2012, up $122 million compared to the fourth quarter of 2011. The increase in total revenues included $24 million of higher taxable-equivalent net interest income, which was primarily driven by a 21.4% decrease in funding costs from the same quarter of the prior year. NIM was 3.84%, down 18 basis points compared to the fourth quarter of 2011, which reflects covered loan run-off and lower yields on new loans and securities partially offset by lower funding costs. Noninterest income increased $98 million, primarily attributable to a $108 million increase in insurance income and a $96 million increase in mortgage banking income, offset by a $103 million decrease in net securities gains.

Noninterest expenses were $1.5 billion for the fourth quarter of 2012, a decrease of $130 million, or 8.0%, compared to the fourth quarter of 2011. The decrease in noninterest expenses was primarily due to a $298 million decrease in foreclosed property expense, which was the result of losses and writedowns in the prior year quarter when management implemented a more aggressive approach to reduce foreclosed real estate. This decrease was partially offset by a $144 million increase in personnel expense primarily due to the Crump Insurance and BankAtlantic acquisitions, increased production-related incentives and commissions and certain other increases in salaries and benefits.

The provision for credit losses, excluding covered loans, for the fourth quarter of 2012 totaled $256 million, compared to $223 million for fourth quarter of 2011. The increase in the provision for credit losses reflects a smaller reserve release in the fourth quarter of 2012 than was recorded in the same quarter of the prior year. Net charge-offs, excluding covered loans, for the fourth quarter of 2012 were $85 million lower than the fourth quarter of 2011 reflecting improved credit quality. NPAs declined $914 million, or 37.3% compared to the fourth quarter of 2011.

The provision for income taxes was $207 million for the fourth quarter of 2012 compared to $84 million for the fourth quarter of 2011. The effective tax rate for the fourth quarter of 2012 was 27.4% compared to 17.4% for the prior year’s fourth quarter. The increase in the effective tax rate was primarily due to higher levels of pre-tax earnings relative to permanent tax differences in 2012 compared to 2011.

The accompanying table, “Quarterly Financial Summary—Unaudited,” presents condensed information relating to quarterly periods in the years ended December 31, 2012 and 2011.

Table 36
Quarterly Financial Summary―Unaudited

	2012				2011
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(Dollars in millions, except per share data)
Consolidated Summary of Operations:
Interest income	$1,726	$1,720	$1,728	$1,743	$1,769	$1,750	$1,690	$1,676
Interest expense	250	237	266	307	317	334	336	391
Provision for credit losses	252	244	273	288	272	250	328	340
Securities gains (losses), net	―	(1)	(2)	(9)	103	(39)	(2)	―
Other noninterest income	1,020	964	968	880	819	729	789	714
Noninterest expense	1,488	1,529	1,426	1,385	1,618	1,417	1,395	1,372
Provision for income taxes	207	177	191	189	84	68	91	53
Net income	549	496	538	445	400	371	327	234
Noncontrolling interest	13	2	20	14	9	5	20	9
Preferred stock dividends	30	25	8	―	―	―	―	―
Net income available to common
shareholders	$506	$469	$510	$431	$391	$366	$307	$225
Basic earnings per common share	$0.72	$0.67	$0.73	$0.62	$0.56	$0.52	$0.44	$0.32
Diluted earnings per common share	$0.71	$0.66	$0.72	$0.61	$0.55	$0.52	$0.44	$0.32

Selected Average Balances:
Assets	$182,204	$179,306	$176,870	$173,969	$171,496	$165,520	$157,730	$156,931
Securities, at amortized cost	36,383	35,260	37,114	36,589	35,867	31,567	27,060	25,059
Loans and leases (1)	117,103	115,609	111,760	110,403	108,523	105,658	104,341	105,294
Total earning assets	156,863	153,918	152,385	150,494	147,364	141,259	134,235	133,331
Deposits	131,762	128,695	125,348	124,606	121,925	115,056	106,466	105,614
Federal funds purchased, securities
sold under repurchase
agreements and short-term debt	3,340	3,478	3,362	3,452	3,727	4,307	5,486	7,286
Long-term debt	18,689	19,682	22,544	21,720	21,689	22,347	23,114	21,879
Total interest-bearing liabilities	121,942	121,865	123,611	123,605	122,125	118,340	112,915	113,789
Shareholders' equity	21,188	20,125	18,737	17,829	17,755	17,551	17,072	16,673

(1)	Loans and leases are net of unearned income and include LHFS.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting and Evaluation of Disclosure Controls and Procedures

Management of BB&T is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. BB&T’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and disposition of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of the financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with the authorizations of BB&T’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material impact on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on this evaluation under the COSO criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2012.

As of the end of the period covered by this report, the management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2012 that has materially affected or is likely to materially affect, the Company’s internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting, as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of BB&T Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of BB&T Corporation and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

February 28, 2013

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011
(Dollars in millions, except per share data, shares in thousands)

	2012	2011
Assets
Cash and due from banks	$1,972	$1,562
Interest-bearing deposits with banks	1,659	2,646
Federal funds sold and securities purchased under resale agreements or similar
arrangements	122	136
Segregated cash due from banks	36	20
Trading securities at fair value	497	534
Securities available for sale at fair value ($1,591 and $1,577 covered by FDIC loss
share at December 31, 2012 and 2011, respectively)	25,137	22,313
Securities held to maturity (fair value of $13,848 and $14,098 at December 31, 2012
and 2011, respectively)	13,594	14,094
LHFS at fair value	3,761	3,736
Loans and leases ($3,294 and $4,867 covered by FDIC loss share at December 31,
2012 and 2011, respectively)	114,603	107,469
ALLL	(2,018)	(2,256)
Loans and leases, net of ALLL	112,585	105,213

FDIC loss share receivable	479	1,100
Premises and equipment	1,888	1,855
Goodwill	6,804	6,078
Core deposit and other intangible assets	673	444
Residential MSRs at fair value	627	563
Other assets ($297 and $415 of foreclosed property and other assets covered by FDIC
loss share at December 31, 2012 and 2011, respectively)	14,038	14,285
Total assets	$183,872	$174,579

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$32,452	$25,684
Interest-bearing deposits	100,623	99,255
Total deposits	133,075	124,939

Federal funds purchased, securities sold under repurchase agreements and short-term
borrowed funds	2,864	3,566
Long-term debt	19,114	21,803
Accounts payable and other liabilities	7,596	6,791
Total liabilities	162,649	157,099

Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $5 par, liquidation preference of $25,000 per share	2,116	—
Common stock, $5 par	3,499	3,486
Additional paid-in capital	5,973	5,873
Retained earnings	10,129	8,772
AOCI, net of deferred income taxes	(559)	(713)
Noncontrolling interests	65	62
Total shareholders’ equity	21,223	17,480
Total liabilities and shareholders’ equity	$183,872	$174,579

Common shares outstanding	699,728	697,143
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	87	—
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2012, 2011 and 2010
(Dollars in millions, except per share data, shares in thousands)

	2012	2011	2010
Interest Income
Interest and fees on loans and leases	$5,980	$6,119	$6,080
Interest and dividends on securities	907	747	1,019
Interest on other earning assets	30	19	16
Total interest income	6,917	6,885	7,115
Interest Expense
Interest on deposits	429	610	917
Interest on federal funds purchased, securities sold under repurchase
agreements and short-term borrowed funds	7	11	22
Interest on long-term debt	624	757	856
Total interest expense	1,060	1,378	1,795
Net Interest Income	5,857	5,507	5,320
Provision for credit losses	1,057	1,190	2,638
Net Interest Income After Provision for Credit Losses	4,800	4,317	2,682
Noninterest Income
Insurance income	1,359	1,044	1,041
Mortgage banking income	840	436	521
Service charges on deposits	566	563	618
Investment banking and brokerage fees and commissions	365	333	352
Bankcard fees and merchant discounts	236	204	177
Checkcard fees	185	271	274
Trust and investment advisory revenues	184	173	159
Income from bank-owned life insurance	116	122	123
FDIC loss share income, net	(318)	(289)	(116)
Other income	299	194	254
Securities gains (losses), net
Realized gains (losses), net	(3)	174	585
OTTI charges	(5)	(22)	(117)
Non-credit portion recognized in OCI	(4)	(90)	86
Total securities gains (losses), net	(12)	62	554
Total noninterest income	3,820	3,113	3,957
Noninterest Expense
Personnel expense	3,125	2,727	2,616
Occupancy and equipment expense	650	616	608
Loan-related expense	283	227	201
Foreclosed property expense	266	802	747
Regulatory charges	159	212	211
Professional services	156	174	170
Software expense	138	118	117
Amortization of intangibles	110	99	122
Merger-related and restructuring charges, net	68	16	69
Other expense	873	811	809
Total noninterest expense	5,828	5,802	5,670
Earnings
Income before income taxes	2,792	1,628	969
Provision for income taxes	764	296	115
Net income	2,028	1,332	854
Noncontrolling interests	49	43	38
Dividends on preferred stock	63	―	―
Net income available to common shareholders	$1,916	$1,289	$816
EPS
Basic	$2.74	$1.85	$1.18
Diluted	$2.70	$1.83	$1.16
Cash dividends declared	$0.80	$0.65	$0.60
Weighted Average Shares Outstanding
Basic	698,739	696,532	692,489
Diluted	708,877	705,168	701,039

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2012, 2011 and 2010
(Dollars in millions)

	2012	2011	2010
Net Income	$2,028	$1,332	$854
OCI, Net of Tax:
Unrealized net holding gains (losses) arising during the period on securities
available for sale	327	437	415
Reclassification adjustment for (gains) losses on securities available for sale
included in net income	8	(38)	(347)
Change in amounts attributable to the FDIC under loss share agreements	(61)	(19)	(157)
Change in unrecognized gains (losses) on cash flow hedges	(14)	(112)	(154)
Change in pension and postretirement liability	(111)	(235)	(90)
Other, net	5	1	3
Total OCI	154	34	(330)
Total comprehensive income	$2,182	$1,366	$524

Income Tax Effect of Items Included in OCI:
Unrealized net holding gains (losses) arising during the period on securities
available for sale	$200	$261	$252
Reclassification adjustment for (gains) losses on securities available for sale
included in net income	4	(24)	(207)
Change in amounts attributable to the FDIC under loss share agreements	(38)	(11)	(94)
Change in unrecognized gains (losses) on cash flow hedges	(9)	(67)	(94)
Change in pension and postretirement liability	(70)	(143)	(50)
Other, net	2	3	(2)

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2012, 2011 and 2010
(Dollars in millions, except per share data, shares in thousands)

	Shares of Common Stock	Preferred Stock		Common Stock	Additional Paid-In Capital	Retained Earnings	AOCI	Noncontrolling Interests	Total Shareholders' Equity
Balance, January 1, 2010	689,750	$	―	$3,449	$5,620	$7,539	$(417)	$50	$16,241
Add (Deduct):
Net income	―		―	―	―	816	―	38	854
Net change in OCI	―		―	―	―	―	(330)	―	(330)
Stock transactions:
In purchase acquisitions	57		―	―	2	―	―	―	2
In connection with equity awards,
net of repurchases	1,667		―	8	24	―	―	―	32
In connection with dividend
reinvestment plan	1,106		―	6	24	―	―	―	30
In connection with 401(k) plan	1,801		―	9	39	―	―	―	48
Cash dividends declared on common stock,
$0.60 per share	―		―	―	―	(416)	―	―	(416)
Equity-based compensation expense	―		―	―	79	―	―	―	79
Other, net	―		―	―	(12)	(4)	―	(26)	(42)
Balance, December 31, 2010	694,381	$	―	$3,472	$5,776	$7,935	$(747)	$62	$16,498
Add (Deduct):
Net income	―		―	―	―	1,289	―	43	1,332
Net change in OCI	―		―	―	―	―	34	―	34
Stock transactions:
In purchase acquisitions	26		―	―	1	―	―	―	1
In connection with equity awards	1,963		―	10	(9)	―	―	―	1
Shares repurchased in connection
equity awards	(651)		―	(3)	(15)	―	―	―	(18)
In connection with dividend
reinvestment plan	586		―	3	13	―	―	―	16
In connection with 401(k) plan	838		―	4	19	―	―	―	23
Cash dividends declared on common stock,
$0.65 per share	―		―	―	―	(453)	―	―	(453)
Equity-based compensation expense	―		―	―	98	―	―	―	98
Other, net	―		―	―	(10)	1	―	(43)	(52)
Balance, December 31, 2011	697,143	$	―	$3,486	$5,873	$8,772	$(713)	$62	$17,480
Add (Deduct):
Net income	―		―	―	―	1,979	―	49	2,028
Net change in OCI	―		―	―	―	―	154	―	154
Stock transactions:
In purchase acquisitions	28		―	―	1	―	―	―	1
In connection with equity awards	3,147		―	16	17	―	―	―	33
Shares repurchased in connection
with equity awards	(590)		―	(3)	(15)	―	―	―	(18)
In connection with preferred stock
offerings	―		2,116	―	―	―	―	―	2,116
Cash dividends declared on common stock,
$0.80 per share	―		―	―	―	(559)	―	―	(559)
Cash dividends declared on preferred stock	―		―	―	―	(63)	―	―	(63)
Equity-based compensation expense	―		―	―	97	―	―	―	97
Other, net	―		―	―	―	―	―	(46)	(46)
Balance, December 31, 2012	699,728		$2,116	$3,499	$5,973	$10,129	$(559)	$65	$21,223

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2012, 2011 and 2010
(Dollars in millions)

	2012	2011	2010
Cash Flows From Operating Activities:
Net income	$2,028	$1,332	$854
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	1,057	1,190	2,638
Depreciation	281	264	260
Amortization of intangibles	110	99	122
Equity-based compensation	97	98	79
(Gain) loss on securities, net	12	(62)	(554)
Net write-downs/losses on foreclosed property	168	655	576
Net change in operating assets and liabilities:
Segregated cash due from banks	(16)	289	(39)
LHFS	(433)	(583)	(620)
FDIC loss share receivable	590	869	921
Other assets	(381)	(55)	(2,006)
Accounts payable and other liabilities	346	572	689
Other, net	(161)	(103)	(22)
Net cash from operating activities	3,698	4,565	2,898

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	303	4,006	31,334
Proceeds from maturities, calls and paydowns of securities available for sale	4,396	3,271	6,049
Purchases of securities available for sale	(7,026)	(13,926)	(26,598)
Proceeds from maturities, calls and paydowns of securities held to maturity	5,536	1,828	―
Purchases of securities held to maturity	(5,055)	(7,578)	―
Originations and purchases of loans and leases, net of principal collected	(6,651)	(6,240)	(4,594)
Net cash from divestitures	―	―	(832)
Net cash from business combinations	675	(86)	(7)
Purchases of premises and equipment	(145)	(224)	(428)
Proceeds from sales of foreclosed property or other real estate held for sale	799	1,017	967
Other, net	83	106	88
Net cash from investing activities	(7,085)	(17,826)	5,979

Cash Flows From Financing Activities:
Net change in deposits	4,676	17,799	(6,843)
Net change in federal funds purchased, securities sold under repurchase agreements
and short-term borrowed funds	(702)	(2,107)	(2,434)
Proceeds from issuance of long-term debt	2,327	2,010	500
Repayment of long-term debt	(5,112)	(2,190)	(336)
Net proceeds from common stock issued	15	22	110
Net proceeds from preferred stock issued	2,116	―	―
Cash dividends paid on common stock	(531)	(446)	(415)
Cash dividends paid on preferred stock	(33)	―	―
Other, net	40	132	277
Net cash from financing activities	2,796	15,220	(9,141)
Net Change in Cash and Cash Equivalents	(591)	1,959	(264)
Cash and Cash Equivalents at Beginning of Period	4,344	2,385	2,649
Cash and Cash Equivalents at End of Period	$3,753	$4,344	$2,385

Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the period for:
Interest	$1,120	$1,404	$1,868
Income taxes	347	(82)	972
Noncash investing and financing activities:
Transfer of securities available for sale to securities held to maturity	1	8,341	―
Transfers of loans to foreclosed property	473	1,083	1,521
Transfers of loans held for investment to LHFS	―	226	1,604

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. Summary of Significant Accounting Policies

General

See the Glossary of Defined Terms at the beginning of this Report for terms used throughout the consolidated financial statements and related notes of this Form 10-K.

BB&T is a financial holding company organized under the laws of North Carolina. BB&T conducts operations through its principal bank subsidiary, Branch Bank and its nonbank subsidiaries.

The accounting and reporting policies of BB&T and its subsidiaries are in accordance with GAAP. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The following is a summary of BB&T’s more significant accounting policies.

Nature of Operations

Branch Bank has offices in North Carolina, Virginia, Florida, Georgia, Maryland, South Carolina, West Virginia, Kentucky, Alabama, Tennessee, Texas, Washington D.C and Indiana. Branch Bank provides a wide range of banking services to individuals and businesses, and offers a variety of loans to businesses and consumers. Such loans are made primarily to individuals residing in the market areas described above or to businesses located within BB&T’s geographic footprint. Branch Bank also markets a wide range of deposit services to individuals, businesses and public entities. Branch Bank offers, either directly, or through its subsidiaries, lease financing to businesses and municipal governments; factoring; discount brokerage services, annuities and mutual funds; life insurance, property and casualty insurance, health insurance and commercial general liability insurance on an agency basis and through a wholesale insurance brokerage operation; insurance premium financing; permanent financing arrangements for CRE; loan servicing for third-party investors; direct consumer finance loans to individuals; trust and retirement services, comprehensive wealth advisory services and association services. BB&T FSB and the direct nonbank subsidiaries of BB&T provide a variety of financial services including credit card lending, automobile financing, equipment financing, full-service securities brokerage, asset management and capital markets services.

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

BB&T holds investments in certain legal entities that are considered VIEs. VIEs are legal entities in which equity investors do not have sufficient equity at risk for the entity to independently finance its activities, or as a group, the holders of the equity investment at risk lack the power through voting or similar rights to direct the activities of the entity that most significantly impact its economic performance, or do not have the obligation to absorb the expected losses of the entity or the right to receive expected residual returns of the entity. Consolidation of a VIE is required if a reporting entity is the primary beneficiary of the VIE.

BB&T evaluates its investments in VIEs to determine if BB&T is the primary beneficiary of the VIE. This evaluation gives appropriate consideration to the design of the entity and the variability that the entity was designed to pass along, the relative power of each of the parties to the VIE, and to BB&T’s relative obligation to absorb losses or receive residual returns of the entity, in relation to such obligations and rights held by other parties to the VIE. BB&T has variable interests in certain entities that were not required to be consolidated, including affordable housing partnership interests, historic tax credit partnerships, and other partnership interests. Refer to Note 15 for additional disclosures regarding BB&T’s significant VIEs.

BB&T accounts for unconsolidated partnership and similar investments using the equity method of accounting. In addition to affordable housing partnerships, which represent the majority of unconsolidated investments in VIEs, BB&T also has investments in, and future funding commitments to, private equity investments.

BB&T has investments in certain entities for which BB&T does not have a controlling interest. For these investments, the Company records its portion of income or loss in other noninterest income in the Consolidated Statements of Income. BB&T periodically evaluates these investments for impairment.

Reclassifications

In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to the current year presentation. Such reclassifications had no effect on previously reported cash flows, shareholders’ equity or net income.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change include the determination of the ACL, determination of fair value for financial instruments, valuation of goodwill, intangible assets and other purchase accounting related adjustments, benefit plan obligations and expenses, and tax assets, liabilities and expense.

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

Debt securities, which may be sold to meet liquidity needs arising from unanticipated deposit and loan fluctuations, changes in regulatory capital requirements, or unforeseen changes in market conditions, are classified as available for sale. Securities available for sale are reported at estimated fair value, with unrealized gains and losses reported in AOCI, net of deferred income taxes, in the shareholders’ equity section of the Consolidated Balance Sheets. Gains or losses realized from the sale of securities available for sale are determined by specific identification and are included in noninterest income.

BB&T evaluates each held to maturity and available for sale security in a loss position for OTTI. BB&T considers such factors as the length of time and the extent to which the market value has been below amortized cost, long term expectations and recent experience regarding principal and interest payments, BB&T’s intent to sell and whether it is more likely than not that the Company would be required to sell those securities before the anticipated recovery of the amortized cost basis. The credit component of an OTTI loss is recognized in earnings and the non-credit component is recognized in AOCI in situations where BB&T does not intend to sell the security and it is more-likely-than-not that BB&T will not be required to sell the security prior to recovery.

Trading account securities, which include both debt and equity securities, are reported at fair value. Unrealized market value adjustments, fees, and realized gains or losses from trading account activities (determined by specific identification) are included in noninterest income. Interest income on trading account securities is included in interest and dividends from other earning assets.

LHFS

BB&T accounts for new originations of prime residential mortgage and commercial mortgage LHFS at fair value. BB&T accounts for the derivatives used to economically hedge the LHFS at fair value. The value for LHFS carried at fair value is primarily based on quoted market prices for securities collateralized by similar types of loans. Direct loan origination fees and costs related to LHFS and accounted for at fair value are not capitalized, but rather are recorded as mortgage banking income in the case of the direct loan origination fees and primarily personnel expense in the case of the direct loan origination costs. Gains and losses on sales of mortgage loans are included in mortgage banking income. Gains and losses on sales of commercial LHFS are included in other noninterest income.

Loans and Leases

The Company’s accounting methods for loans differ depending on whether the loans are originated or acquired, and if acquired, whether or not the acquired loans reflect credit deterioration since the date of origination such that it is probable at the date of acquisition that BB&T will be unable to collect all contractually required payments.

Originated Loans and Leases

Loans and leases that management has the intent and ability to hold for the foreseeable future are reported at their outstanding principal balances net of any unearned income, charge-offs, and unamortized fees and costs. The net amount of nonrefundable loan origination fees and certain direct costs associated with the lending process are deferred and amortized to interest income over the contractual lives of the loans using methods that approximate the interest method.

BB&T classifies all loans and leases past due when the payment of principal and interest based upon contractual terms is greater than 30 days delinquent. When commercial loans are placed on nonaccrual status as described below, a charge-off is recorded, as applicable, to decrease the carrying value of such loans to the estimated recoverable amount. Consumer loans are subject to mandatory charge-off at a specified delinquency date consistent with regulatory guidelines. As such, consumer loans are subject to collateral valuation and charge-off, as applicable, when they are moved to nonaccrual status as described below.

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

Based on the characteristics of loans acquired in a FDIC-assisted transaction and the impact of associated loss sharing arrangements, BB&T determined that it was appropriate to apply the expected cash flows approach described above to all loans acquired in such transactions.

TDRs

Modifications to a borrower’s debt agreement are considered TDRs if a concession is granted for economic or legal reasons related to a borrower’s financial difficulties that otherwise would not be considered. TDRs are undertaken in order to improve the likelihood of recovery on the loan and may take the form of modifications made with the stated interest rate lower than the current market rate for new debt with similar risk, other modifications to the structure of the loan that fall outside of normal underwriting policies and procedures, or in certain limited circumstances forgiveness of principal or interest. Modifications of covered loans that are part of a pool accounted for as a single asset are not considered TDRs. TDRs can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accruing status, depending on the individual facts and circumstances of the borrower. In circumstances where the TDR involves charging off a portion of the loan balance, BB&T typically classifies these TDRs as nonaccrual.

In connection with commercial TDRs, the decision to maintain a loan that has been restructured on accrual status is based on a current, well documented credit evaluation of the borrower’s financial condition and prospects for repayment under the modified terms. This evaluation includes consideration of the borrower’s current capacity to pay, which among other things may include a review of the borrower’s current financial statements, an analysis of global cash flow sufficient to pay all debt obligations, and an evaluation of secondary sources of payment from the client and any guarantors. This evaluation also includes an evaluation of the borrower’s current willingness to pay, which may include a review of past payment history, an evaluation of the borrower’s willingness to provide information on a timely basis, and consideration of offers from the borrower to provide additional collateral or guarantor support. The credit evaluation also reflects consideration of the borrower’s future capacity and willingness to pay, which may include evaluation of cash flow projections, consideration of the adequacy of collateral to cover all principal and interest and trends indicating improving profitability and collectability of receivables.

The evaluation of mortgage and consumer loans includes an evaluation of the client’s debt to income ratio, credit report, property value, loan vintage, and certain other client-specific factors that impact their ability to make timely principal and interest payments on the loan.

Nonaccrual TDRs may be returned to accrual status based on a current, well-documented credit evaluation of the borrower’s financial condition and prospects for repayment under the modified terms. This evaluation must include consideration of the borrower’s sustained historical repayment performance for a reasonable period (generally a minimum of six months) prior to the date on which the loan is returned to accrual status. Sustained historical repayment performance for a reasonable time prior to the TDR may be taken into account. In connection with retail TDRs, a NPL will be returned to accruing status when current as to principal and interest and upon a sustained historical repayment performance (generally a minimum of six months).

NPAs

NPAs include NPLs and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of customers’ loan defaults. BB&T’s policies for placing loans on nonaccrual status conform to guidelines prescribed by bank regulatory authorities. The majority of commercial loans and leases are placed on nonaccrual status when it is probable that principal or interest is not fully collectible, or generally when principal or interest becomes 90 days past due, whichever occurs first. Other lending subsidiaries’ loans, which includes both consumer and commercial loans, are placed on nonaccrual status generally when principal and interest becomes 90 days past due. Direct retail, mortgage and sales finance loans are placed on nonaccrual status at varying intervals, based on the type of product, generally when principal and interest becomes between 90 days and 180 days past due. Revolving credit loans are not placed on nonaccrual but are charged off after they become 150 days past due, with unpaid fees and finance charges reversed against interest income. Covered loans are considered to be performing due to the application of the accretion method.

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

Assets acquired as a result of foreclosure are subsequently carried at the lower of cost or net realizable value. Net realizable value equals fair value less estimated selling costs. Any excess of cost over net realizable value at the time of foreclosure is charged to the ALLL. NPAs are subject to periodic revaluations of the collateral underlying impaired loans and foreclosed real estate. The periodic revaluations are generally based on the appraised value of the property and may include additional liquidity adjustments based upon the expected retention period. BB&T’s policies require that valuations be updated at least annually and that upon foreclosure, the valuation must not be more than six months old, otherwise an updated appraisal is required. Routine maintenance costs, other costs of ownership, subsequent declines in market value and net losses on disposal are included in foreclosed property expense.

ACL

The ACL comprises the ALLL and the RUFC. The ACL represents management’s best estimate of probable credit losses inherent in the loan and lease portfolios and off-balance sheet lending commitments at the balance sheet date. The Company determines the ACL based on an ongoing evaluation. This evaluation is inherently subjective because it requires material estimates, including the amounts and timing of cash flows expected to be received on impaired loans. Those estimates are susceptible to significant change. Changes to the ACL are made by charges to the provision for credit losses, which is reflected in the Consolidated Statements of Income. Loans or lease balances deemed to be uncollectible are charged off against the ALLL. Recoveries of amounts previously charged off are credited to the ALLL. The methodology used to determine the RUFC is inherently similar to that used to determine the collectively evaluated component of the ALLL, adjusted for factors specific to binding commitments, including the probability of funding and exposure at default. While management uses the best information available to establish the ACL, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in computing the allowance or, if required by regulators, based upon information available to them at the time of their examinations.

Accounting standards require the presentation of certain disclosure information at the portfolio segment level, which represents the level at which an entity develops and documents a systematic methodology to determine its ACL. BB&T concluded that its loan and lease portfolio comprises three portfolio segments; commercial, retail and covered. The commercial portfolio segment includes CRE, commercial and industrial and other loans originated by certain other lending subsidiaries, and was identified based on the risk-based approach used to estimate the ALLL for the vast majority of these loans. The retail portfolio segment includes direct retail lending, revolving credit, mortgage, sales finance and other loans originated by certain retail-oriented subsidiaries, and was identified based on the delinquency-based approach used to estimate the allowance for these loans. The covered portfolio segment was identified based on the expected cash flows approach used to estimate the allowance related to loans acquired subsequent to December 31, 2008.

A portion of BB&T’s ALLL is not allocated to any specific category of loans. This unallocated portion of the allowance reflects management’s best estimate of the elements of imprecision and estimation risk inherent in the calculation of the overall allowance. Due to the subjectivity involved in determining the overall allowance, including the unallocated portion, the portion considered unallocated may fluctuate from period to period based on management’s evaluation of the factors affecting the assumptions used in calculating the allowance, including historical loss experience, current economic conditions, industry or borrower concentrations and the status of merged institutions.

The entire amount of the ACL is available to absorb losses on any loan category or lending-related commitment.

The following provides a description of BB&T’s accounting policies and methodologies related to each of its portfolio segments:

Commercial

The vast majority of loans in the commercial lending portfolio are assigned risk grades based on an assessment of conditions that affect the borrower’s ability to meet contractual obligations under the loan agreement. This process includes reviewing borrowers’ financial information, historical payment experience, credit documentation, public information, and other information specific to each borrower. Risk grades are reviewed on an annual basis for all credit relationships with total credit exposure of $1 million or more, or at any point management becomes aware of information affecting the borrowers’ ability to fulfill their obligations. For commercial clients with total credit exposure less than $1 million, BB&T has developed an automated loan review system to identify and proactively manage accounts with a higher risk of loss. The “score” produced by this automated system is updated monthly.

On a quarterly basis, BB&T reviews all commercial lending relationships with outstanding debt of $5 million or more that have been classified as substandard or doubtful. While this review is largely focused on the borrower’s ability to repay the loan, BB&T also considers the capacity and willingness of a loan’s guarantors to support the debt service on the loan as a secondary source of repayment. When a guarantor exhibits the documented capacity and willingness to support the loan, BB&T may consider extending the loan maturity and/or temporarily deferring principal payments if the ultimate collection of both principal and interest is not in question. In these cases, BB&T may not deem the loan to be impaired due to the documented capacity and willingness of the guarantor to repay the loan. Loans are considered impaired when the borrower (or guarantor in certain circumstances) does not have the cash flow capacity or willingness to service the debt according to contractual terms, or it does not appear reasonable to assume that the borrower will continue to pay according to the contractual agreement. BB&T establishes a specific reserve for each loan that has been deemed impaired based on the criteria outlined above. The amount of the reserve is based on the present value of expected cash flows discounted at the loan’s effective interest rate, and/or the value of collateral. BB&T has also established a review process related to TDRs and other impaired loans that are in commercial lending relationships with outstanding debt of less than $5 million at the balance sheet date. In connection with this process, BB&T establishes reserves related to these loans that are calculated using an expected cash flow approach. These discounted cash flow analyses incorporate adjustments to future cash flows that reflect management’s best estimate of the default risk related to TDRs based on a combination of historical experience and management judgment.

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

Retail

The majority of the ALLL related to the retail lending portfolio is calculated on a collective basis using a delinquency-based approach. Embedded loss estimates for BB&T’s retail lending portfolio are based on estimated migration rates that are developed based on historical experience, and current risk mix as indicated by prevailing delinquency rates. These estimates may be adjusted to reflect current economic conditions and current portfolio trends. The remaining portion of the allowance related to the retail lending portfolio relates to loans that have been deemed impaired based on their classification as a TDR at the balance sheet date. BB&T establishes specific reserves related to these TDRs using an expected cash flow approach. The allowance for retail TDRs is based on discounted cash flow analyses that incorporate adjustments to future cash flows that reflect management’s best estimate of the default risk related to TDRs based on a combination of historical experience and management judgment.

Acquired Loans

Purchased impaired loans and all loans acquired in an FDIC-assisted transaction are typically aggregated into loan pools based upon common risk characteristics. The ALLL for each loan pool is based on an analysis that is performed each period to estimate the expected cash flows. To the extent that the expected cash flows of a loan pool have decreased since the acquisition date, BB&T establishes an allowance for loan losses. For non-FDIC assisted purchased non-impaired loans, BB&T uses an approach consistent with that described above for originated loans and leases.

Covered Assets and Related FDIC Loss Share Receivable

Assets subject to loss sharing agreements with the FDIC are labeled “covered” and include certain loans, securities and other assets.

The FDIC’s obligation to reimburse Branch Bank for losses with respect to covered assets begins with the first dollar of loss incurred. The terms of the loss sharing agreement with respect to certain non-agency RMBS provides that Branch Bank will be reimbursed by the FDIC for 95% of any and all losses. All other covered assets are subject to a stated threshold of $5 billion that provides for the FDIC to reimburse Branch Bank for (1) 80% of losses incurred up to $5 billion and (2) 95% of losses in excess of $5 billion. Gains and recoveries on covered assets will offset losses, or be paid to the FDIC, at the applicable loss share percentage at the time of recovery. The loss sharing agreement applicable to single family residential mortgage loans expires in 2019, and provides for FDIC loss sharing and Branch Bank reimbursement to the FDIC. The loss sharing agreement applicable to commercial loans and other covered assets expires in 2014, however, Branch Bank must reimburse the FDIC for realized gains and recoveries through August 2017. At the conclusion of the loss share period should actual aggregate losses, excluding securities, be less than an amount determined in accordance with these agreements, BB&T will pay the FDIC a portion of the difference.

The income statement effect of the changes in the FDIC loss share receivable includes the accretion due to discounting and changes in expected net reimbursements. Decreases in expected net reimbursements, including the amounts expected to be paid to the FDIC as a result of the aggregate losses calculation, are recognized in income prospectively over the term of the loss share agreements consistent with the approach taken to recognize increases in cash flows on covered loans. Increases in expected reimbursements are recognized in income in the same period that the ACL for the related loans is recognized.

Premises and Equipment

Premises, equipment, capital leases and leasehold improvements are stated at cost less accumulated depreciation and amortization. Land is stated at cost. In addition, purchased software and costs of computer software developed for internal use are capitalized provided certain criteria are met. Depreciation and amortization are computed principally using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease terms, including certain renewals that were deemed probable at lease inception, or the estimated useful lives of the improvements. Capitalized leases are amortized by the same methods as premises and equipment over the estimated useful lives or lease terms, whichever is less. Obligations under capital leases are amortized using the interest method to allocate payments between principal reduction and interest expense. Rent expense and rental income on operating leases is recorded using the straight-line method over the appropriate lease terms.

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

Derivative Financial Instruments

A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. These instruments include interest rate swaps, caps, floors, collars, financial forwards and futures contracts, swaptions, when-issued securities, foreign exchange contracts and options written and purchased. BB&T uses derivatives primarily to manage economic risk related to securities, commercial loans, MSRs and mortgage banking operations, long-term debt and other funding sources. BB&T also uses derivatives to facilitate transactions on behalf of its clients. The fair value of derivatives in a gain or loss position is included in other assets or liabilities, respectively, on the Consolidated Balance Sheets.

BB&T classifies its derivative financial instruments as either (1) a hedge of an exposure to changes in the fair value of a recorded asset or liability (“fair value hedge”), (2) a hedge of an exposure to changes in the cash flows of a recognized asset, liability or forecasted transaction (“cash flow hedge”), (3) a hedge of a net investment in a subsidiary, or (4) derivatives not designated as hedges. Changes in the fair value of derivatives not designated as hedges are recognized in current period earnings. BB&T has master netting agreements with the derivatives dealers with which it does business, but reflects gross assets and liabilities on the Consolidated Balance Sheets.

BB&T uses the long-haul method to assess hedge effectiveness. BB&T documents, both at inception and over the life of the hedge, at least quarterly, its analysis of actual and expected hedge effectiveness. This analysis includes techniques such as regression analysis and hypothetical derivatives to demonstrate that the hedge has been, and is expected to be, highly effective in off-setting corresponding changes in the fair value or cash flows of the hedged item. For cash flow hedges involving interest rate caps and collars, this analysis also includes consideration of whether critical terms match, the strike price of the hedging option matches the specified level beyond (or within) which the entity’s exposure is being hedged, the hedging instrument’s inflows (outflows) at its maturity date completely offset the change in the hedged transaction’s cash flows for the risk being hedged and the hedging instrument can be exercised only on its contractual maturity date. For a qualifying fair value hedge, changes in the value of the derivatives that have been highly effective as hedges are recognized in current period earnings along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged. For a qualifying cash flow hedge, the portion of changes in the fair value of the derivatives that have been highly effective are recognized in OCI until the related cash flows from the hedged item are recognized in earnings. For qualifying cash flow hedges involving interest rate caps and collars, the initial fair value of the premium paid is allocated and recognized in the same future period that the hedged forecasted transaction impacts earnings.

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

Derivatives used to manage economic risk not designated as hedges primarily represent economic risk management instruments of MSRs and mortgage banking operations, with gains or losses included in mortgage banking income. In connection with its mortgage banking activities, BB&T enters into loan commitments to fund residential mortgage loans at specified rates and for specified periods of time. To the extent that BB&T’s interest rate lock commitments relate to loans that will be held for sale upon funding, they are also accounted for as derivatives, with gains or losses included in mortgage banking income. Gains and losses on other derivatives used to manage economic risk are primarily associated with client derivative activity and included in other income.

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

CDI and other intangible assets include premiums paid for acquisitions of core deposits and other identifiable intangible assets. Intangible assets other than goodwill, which are determined to have finite lives, are amortized based upon the estimated economic benefits received.

Loan Securitizations

BB&T enters into loan securitization transactions related to most of its fixed-rate commercial and conforming residential mortgage loan originations. In connection with these transactions, loans are converted into RMBS issued primarily by FHLMC, FNMA and GNMA, and are subsequently sold to third party investors. BB&T records loan securitizations as a sale when the transferred loans are legally isolated from BB&T’s creditors and the other accounting criteria for a sale are met. Gains or losses recorded on loan securitizations are based in part on the net carrying amount of the loans sold, which is allocated between the loans sold and retained interests based on their relative fair values at the date of sale. BB&T generally retains the mortgage servicing on loans sold. Since quoted market prices are not typically available, BB&T estimates the fair value of these retained interests using modeling techniques to determine the net present value of expected future cash flows. Such models incorporate management’s best estimates of key variables, such as prepayment speeds and discount rates that would be used by market participants based on the risks involved.

MSRs

BB&T has two primary classes of MSRs for which it separately manages the economic risks: residential and commercial. Residential MSRs are recorded on the Consolidated Balance Sheets primarily at fair value with changes in fair value recorded as a component of mortgage banking income. Commercial MSRs are recorded as other assets on the Consolidated Balance Sheets at the lower of cost or market and are amortized in proportion to, and over the estimated period, that net servicing income is expected to be received based on projections of the amount and timing of estimated future net cash flows. The amount and timing of estimated future net cash flows are updated based on actual results and updated projections. BB&T periodically evaluates its commercial MSRs for impairment.

Equity-Based Compensation

BB&T maintains various equity-based compensation plans. These plans provide for the granting of stock options (incentive and nonqualified), stock appreciation rights, restricted stock, RSUs, performance units and performance shares to selected BB&T employees and directors. BB&T values share-based awards at the grant date fair value and recognizes the expense over the requisite service period taking into account retirement eligibility.

Pension and Postretirement Benefit Obligations

BB&T offers various pension plans and postretirement benefit plans to employees. Calculation of the obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions. The discount rate assumption used to measure the postretirement benefit obligations is set by reference to published high-quality bond indices, as well as certain hypothetical spot-rate yield curves. These yield curves were constructed from the underlying bond price and yield data collected as of the plan’s measurement date and are represented by a series of annualized, individual discount rates with durations ranging from six months to thirty years. BB&T also considers the individual characteristics of the plan, such as projected cash flow patterns and payment durations, when setting the discount rate. The expected long-term rate of return on assets is based on the expected returns for each major asset class in which the plan invests, adjusted for the weight of each asset class in the target mix.

Insurance Income

Insurance commission revenue is recognized at the later of the billing date or the effective date of the related insurance policies. Insurance premiums from underwriting activities are recognized as income over the policy term. The portion of premiums that will be earned in the future is deferred and included in other liabilities in the Consolidated Balance Sheets.

Changes in Accounting Principles and Effects of New Accounting Pronouncements

Effective January 1, 2012, the Company adopted new guidance impacting Fair Value Measurements and Disclosures. The new guidance requires: quantitative information about the significant unobservable inputs used for Level 3 measurements; a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs; and a description of the company’s valuation processes. The adoption of this guidance had no impact on BB&T’s consolidated financial position, results of operations or cash flows. The new disclosures required by this guidance are included in Note 18 to these consolidated financial statements.

Effective January 1, 2012, the Company adopted new guidance impacting Comprehensive Income that requires all changes in OCI to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The guidance does not change the items that must be reported in OCI. BB&T has elected to present two separate but consecutive financial statements.

Effective January 1, 2012, the Company adopted new guidance impacting Intangibles that permits an entity to first assess qualitative factors to determine whether the two step goodwill impairment test is required. The adoption of this guidance had no impact on BB&T’s consolidated financial position, results of operations or cash flows.

Effective January 1, 2013, the Company will adopt new guidance impacting the presentation of certain items on the Balance Sheet. The new guidance requires an entity to disclose both gross and net information about derivatives and securities borrowing and lending transactions that have a right of setoff or are subject to an enforceable master netting arrangement or similar agreement. The adoption of this guidance will not impact BB&T’s consolidated financial position, results of operations or cash flows, but may result in certain additional disclosures.

Effective January 1, 2013, the Company will adopt new guidance on Business Combinations. The new guidance clarifies that when a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs, the reporting entity should account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the lesser of the contractual term of the indemnification agreement or the remaining life of the indemnified assets. BB&T has previously accounted for its indemnification asset in accordance with this guidance; accordingly, this guidance will have no impact on BB&T’s consolidated financial position, results of operations or cash flows.

Effective January 1, 2013, the Company will adopt new guidance impacting Comprehensive Income that requires a reporting entity to present significant amounts reclassified out of AOCI by the respective line items of net income. The adoption of this guidance will not impact BB&T’s consolidated financial position, results of operations or cash flows, but may result in certain additional disclosures.

NOTE 2. Securities

The amortized cost, gross unrealized gains and losses and approximate fair values of securities available for sale and held to maturity were as follows:

	Amortized	Gross Unrealized		Fair
December 31, 2012	Cost	Gains	Losses	Value
	(Dollars in millions)
Securities available for sale:
GSE securities	$290	$—	$—	$290
RMBS issued by GSE	20,482	466	18	20,930
States and political subdivisions	1,948	153	90	2,011
Non-agency RMBS	307	16	11	312
Other securities	3	—	—	3
Covered securities	1,147	444	—	1,591
Total securities available for sale	$24,177	$1,079	$119	$25,137

Securities held to maturity:
GSE securities	$3,808	$17	$1	$3,824
RMBS issued by GSE	9,273	238	1	9,510
States and political subdivisions	34	1	1	34
Other securities	479	4	3	480
Total securities held to maturity	$13,594	$260	$6	$13,848

	Amortized	Gross Unrealized		Fair
December 31, 2011	Cost	Gains	Losses	Value
	(Dollars in millions)
Securities available for sale:
GSE securities	$305	$1	$—	$306
RMBS issued by GSE	17,940	199	7	18,132
States and political subdivisions	1,977	91	145	1,923
Non-agency RMBS	423	—	55	368
Other securities	7	—	—	7
Covered securities	1,240	343	6	1,577
Total securities available for sale	$21,892	$634	$213	$22,313

Securities held to maturity:
GSE securities	$500	$—	$—	$500
RMBS issued by GSE	13,028	32	23	13,037
States and political subdivisions	35	—	2	33
Other securities	531	1	4	528
Total securities held to maturity	$14,094	$33	$29	$14,098

As of December 31, 2012 and 2011, the fair value of covered securities included $1.3 billion of non-agency RMBS and $326 million of municipal securities.

At December 31, 2012 and 2011, securities with carrying values of approximately $19.0 billion and $15.5 billion, respectively, were pledged to secure municipal deposits, securities sold under agreements to repurchase, other borrowings, and for other purposes as required or permitted by law.

BB&T had certain investments in marketable debt securities and RMBS issued by FNMA and FHLMC that exceeded ten percent of shareholders’ equity at December 31, 2012. The FNMA investments had total amortized cost and fair value of $13.1 billion and $13.3 billion, respectively. The FHLMC investments had total amortized cost and fair value of $7.9 billion.

The gross realized gains and losses recognized in income are reflected in the following table:

	Years Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Gross gains	$1	$175	$607
Gross losses	(4)	(1)	(22)
Net realized gains (losses)	$(3)	$174	$585

The following table reflects changes in credit losses on other-than-temporarily impaired securities, which was primarily non-agency RMBS, where a portion of the unrealized loss was recognized in OCI. OTTI of $4 million related to covered securities during 2012 is not reflected in this table.

	Years Ended December 31,
	2012	2011	2010

	(Dollars in millions)
Balance at beginning of period	$130	$31	$2
Credit losses on securities not previously considered other-than-temporarily
impaired	―	1	4
Credit losses on securities for which OTTI was previously recognized	5	111	28
Reductions for securities sold/settled during the period	(30)	(13)	(3)
Balance at end of period	$105	$130	$31

The amortized cost and estimated fair value of the debt securities portfolio at December 31, 2012, by contractual maturity, are shown in the accompanying table. The expected life of RMBS will differ from contractual maturities because borrowers may have the right to prepay the underlying mortgage loans with or without prepayment penalties. For purposes of the maturity table, RMBS, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2012	Cost	Value	Cost	Value

	(Dollars in millions)
Due in one year or less	$190	$190	$ ―	$ ―
Due after one year through five years	130	133	―	―
Due after five years through ten years	636	676	3,674	3,688
Due after ten years	23,221	24,138	9,920	10,160
Total debt securities	$24,177	$25,137	$13,594	$13,848

The following tables reflect the gross unrealized losses and fair values of BB&T’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2012	Value	Losses	Value	Losses	Value	Losses
	(Dollars in millions)
Securities available for sale:
RMBS issued by GSE	$2,662	$18	$—	$—	$2,662	$18
States and political subdivisions	52	1	478	89	530	90
Non-agency RMBS	—	—	113	11	113	11
Total	$2,714	$19	$591	$100	$3,305	$119

Securities held to maturity:
GSE securities	$805	$1	$—	$—	$805	$1
RMBS issued by GSE	593	1	—	—	593	1
States and political subdivisions	22	1	—	—	22	1
Other securities	266	3	—	—	266	3
Total	$1,686	$6	$—	$—	$1,686	$6

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011	Value	Losses	Value	Losses	Value	Losses

	(Dollars in millions)
Securities available for sale:
RMBS issued by GSE	$3,098	$7	$—	$—	$3,098	$7
States and political subdivisions	16	3	702	142	718	145
Non-agency RMBS	—	—	368	55	368	55
Covered securities	29	6	—	—	29	6
Total	$3,143	$16	$1,070	$197	$4,213	$213

Securities held to maturity:
RMBS issued by GSE	$7,770	$23	$—	$—	$7,770	$23
States and political subdivisions	33	2	—	—	33	2
Other securities	207	4	—	—	207	4
Total	$8,010	$29	$—	$—	$8,010	$29

BB&T conducts periodic reviews to identify and evaluate each investment with an unrealized loss for OTTI. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in AOCI for available-for-sale securities.

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

To the extent that BB&T has identified OTTI and does not intend to sell the security and it is more likely than not that BB&T will not be required to sell the security prior to recovery, the credit component of the unrealized loss is recognized in earnings and the non-credit component is recognized in AOCI. In making this determination, BB&T considers its expected liquidity and capital needs, including its asset/liability management needs, forecasts, strategies and other relevant information.

BB&T uses cash flow modeling to evaluate non-agency RMBS in an unrealized loss position for potential credit impairment. These models give consideration to long-term macroeconomic factors applied to current security default rates, prepayment rates and recovery rates and security-level performance. At December 31, 2012, four non-agency RMBS with an unrealized loss were below investment grade. None of the unrealized losses were significant.

At December 31, 2012, $79 million of unrealized loss on municipal securities was the result of fair value hedge basis adjustments that are a component of amortized cost. Municipal securities in an unrealized loss position are evaluated for credit impairment through a qualitative analysis of issuer performance and the primary source of repayment. The evaluation of municipal securities indicated there were no credit losses evident.

NOTE 3. Loans and Leases

The following table provides a breakdown of BB&T’s loans and leases, net of unearned income:

	December 31,
	2012	2011

	(Dollars in millions)
Commercial:
Commercial and industrial	$38,295	$36,415
CRE - other	11,461	10,689
CRE - residential ADC	1,261	2,061
Direct retail lending	15,817	14,506
Sales finance	7,736	7,401
Revolving credit	2,330	2,212
Residential mortgage	24,272	20,581
Other lending subsidiaries	10,137	8,737
Total loans and leases held for investment (excluding covered loans)	111,309	102,602
Covered	3,294	4,867
Total loans and leases held for investment	114,603	107,469
LHFS	3,761	3,736
Total loans and leases	$118,364	$111,205

Unearned income and net deferred loan fees and costs totaled $298 million and $374 million at December 31, 2012 and 2011, respectively.

BB&T had $75.4 billion in loans secured by real estate at December 31, 2012. However, these loans were not concentrated in any specific market or geographic area other than Branch Bank’s primary markets. Certain loans have been pledged as collateral to the FHLB and to the FRB. The collateral pledged is used to secure FHLB advances and letters of credit issued by the FHLB and to provide additional borrowing capacity.

Changes in the carrying amount and accretable yield for purchased impaired and nonimpaired covered loans accounted for under the accretion method were as follows:

	Year Ended December 31, 2012				Year Ended December 31, 2011
	Purchased Impaired		Purchased Nonimpaired		Purchased Impaired		Purchased Nonimpaired
		Carrying		Carrying		Carrying		Carrying
	Accretable	Amount	Accretable	Amount	Accretable	Amount	Accretable	Amount
	Yield	of Loans	Yield	of Loans	Yield	of Loans	Yield	of Loans

	(Dollars in millions)
Balance at beginning of period	$520	$2,123	$1,193	$2,744	$833	$2,855	$1,549	$3,339
Accretion	(219)	219	(541)	541	(358)	358	(691)	691
Payments received, net	―	(942)	―	(1,391)	―	(1,090)	―	(1,286)
Other, net	(37)	―	(35)	―	45	―	335	―
Balance at end of period	$264	$1,400	$617	$1,894	$520	$2,123	$1,193	$2,744
Outstanding unpaid principal balance
at end of period		$2,047		$2,489		$3,269		$3,825

The following table provides a summary of TDRs that continue to accrue interest and TDRs that have been placed in nonaccrual status:

		December 31,
		2012	2011

		(Dollars in millions)
	Performing TDRs:
	Commercial:
	Commercial and industrial	$77	$74
	CRE - other	67	117
	CRE - residential ADC	21	44
	Direct retail lending	197	146
	Sales finance	19	8
	Revolving credit	56	62
	Residential mortgage (1)(2)	769	608
	Other lending subsidiaries	121	50
	Total performing TDRs (1)(2)	1,327	1,109
	Nonperforming TDRs (3)	240	280
	Total TDRs (1)(2)(3)(4)	$1,567	$1,389

(1)	Excludes mortgage TDRs held for investment that are government guaranteed totaling $313 million and $232 million at December 31, 2012 and 2011, respectively.
(2)	Excludes mortgage TDRs held for sale that are government guaranteed totaling $2 million and $4 million at December 31, 2012 and 2011, respectively.
(3)	Nonperforming TDRs are included in NPL disclosures.
(4)	All TDRs are considered impaired. The ALLL attributable to these TDRs, excluding TDRs that are government guaranteed, totaled $281 million and $266 million at December 31, 2012 and 2011, respectively.

Commitments to lend additional funds to clients with loans classified as TDRs were immaterial at December 31, 2012 and 2011. The gross additional interest income that would have been earned if the loans and leases classified as nonaccrual had performed in accordance with the original terms was approximately $70 million, $93 million and $131 million in 2012, 2011 and 2010, respectively. The gross additional interest income that would have been earned in 2012, 2011 and 2010 had performing TDRs performed in accordance with the original terms is immaterial.

The following table provides a summary of BB&T’s NPAs and loans 90 days or more past due and still accruing:

		December 31,
		2012	2011

		(Dollars in millions)

	NPLs held for investment	$1,380	$1,872
	Foreclosed real estate (1)	107	536
	Other foreclosed property	49	42
	Total NPAs (excluding covered assets) (1)	$1,536	$2,450
	Loans 90 days or more past due and still accruing (excluding covered loans) (2)(3)(4)	$167	$202

(1)	Excludes covered foreclosed real estate totaling $254 million and $378 million as of December 31, 2012 and 2011, respectively.
(2)	Excludes mortgage loans guaranteed by GNMA that BB&T has the right, but not the obligation, to repurchase totaling $517 million and $426 million as of December 31, 2012 and 2011, respectively.
(3)	Excludes covered loans 90 days or more past due totaling $442 million and $736 million as of December 31, 2012 and 2011, respectively.
(4)	Excludes mortgage loans 90 days or more past due that are government guaranteed totaling $254 million and $206 million as of December 31, 2012 and 2011, respectively.

NOTE 4. Allowance for Credit Losses

	Beginning	Charge-			Ending
Year Ended December 31, 2012	Balance	Offs	Recoveries	Provision	Balance

	(Dollars in millions)
Commercial:
Commercial and industrial	$433	$(337)	$17	$357	$470
CRE - other	334	(205)	13	62	204
CRE - residential ADC	286	(190)	41	(37)	100
Other lending subsidiaries	11	(8)	2	8	13

Retail:
Direct retail lending	232	(224)	36	256	300
Revolving credit	112	(81)	18	53	102
Residential mortgage	365	(136)	3	96	328
Sales finance	38	(26)	10	7	29
Other lending subsidiaries	186	(217)	24	271	264

Covered	149	(34)	―	13	128

Unallocated	110	―	―	(30)	80
ALLL	2,256	(1,458)	164	1,056	2,018
RUFC	29	―	―	1	30
ACL	$2,285	$(1,458)	$164	$1,057	$2,048

	Beginning	Charge-			Ending
Year Ended December 31, 2011	Balance	Offs	Recoveries	Provision	Balance

	(Dollars in millions)
Commercial:
Commercial and industrial	$621	$(323)	$28	$107	$433
CRE - other	446	(273)	18	143	334
CRE - residential ADC	469	(302)	25	94	286
Other lending subsidiaries	21	(9)	3	(4)	11

Retail:
Direct retail lending	246	(276)	37	225	232
Revolving credit	109	(95)	19	79	112
Residential mortgage	298	(269)	5	331	365
Sales finance	47	(32)	9	14	38
Other lending subsidiaries	177	(181)	22	168	186

Covered	144	(66)	―	71	149

Unallocated	130	―	―	(20)	110
ALLL	2,708	(1,826)	166	1,208	2,256
RUFC	47	―	―	(18)	29
ACL	$2,755	$(1,826)	$166	$1,190	$2,285

	Beginning	Charge-				Ending
Year Ended December 31, 2010	Balance	Offs	Recoveries	Provision	Other	Balance

	(Dollars in millions)
ALLL	$2,600	$(2,658)	$130	$2,663	$(27)	$2,708
RUFC	72	―	―	(25)	―	47
ACL	$2,672	$(2,658)	$130	$2,638	$(27)	$2,755

The following tables provide a breakdown of the ALLL and the recorded investment in loans based on the method for determining the allowance:

	ALLL
	December 31, 2012		December 31, 2011
	Individually	Collectively	Individually	Collectively
	Evaluated	Evaluated	Evaluated	Evaluated
	for	for	for	for
	Impairment	Impairment	Impairment	Impairment

	(Dollars in millions)
Commercial:
Commercial and industrial	$73	$397	$77	$356
CRE - other	36	168	69	265
CRE - residential ADC	21	79	50	236
Other lending subsidiaries	1	12	1	10

Retail:
Direct retail lending	59	241	35	197
Revolving credit	24	78	27	85
Residential mortgage	130	198	152	213
Sales finance	6	23	1	37
Other lending subsidiaries	61	203	20	166

Covered	―	128	―	149

Unallocated	―	80	―	110
Total	$411	$1,607	$432	$1,824

	Loans and Leases
	December 31, 2012		December 31, 2011
	Individually	Collectively	Individually	Collectively
	Evaluated	Evaluated	Evaluated	Evaluated
	for	for	for	for
	Impairment	Impairment	Impairment	Impairment

	(Dollars in millions)
Commercial:
Commercial and industrial	$631	$37,664	$656	$35,759
CRE - other	312	11,149	511	10,178
CRE - residential ADC	155	1,106	420	1,641
Other lending subsidiaries	3	4,135	5	3,621

Retail:
Direct retail lending	235	15,582	165	14,341
Revolving credit	56	2,274	62	2,150
Residential mortgage	1,187	23,085	931	19,650
Sales finance	22	7,714	10	7,391
Other lending subsidiaries	146	5,853	49	5,062

Covered	―	3,294	―	4,867
Total	$2,747	$111,856	$2,809	$104,660

BB&T monitors the credit quality of its commercial portfolio segment using internal risk ratings. These risk ratings are based on established regulatory guidance. Loans with a Pass rating represent those not considered a problem credit. Special mention loans are those that have a potential weakness deserving management’s close attention. Substandard loans are those for which a well-defined weakness has been identified that may put full collection of contractual cash flows at risk. Substandard loans are placed in nonaccrual status when BB&T believes it is no longer probable it will collect all contractual cash flows. BB&T assigns an internal risk rating at loan origination and reviews the relationship again on an annual basis or at any point management becomes aware of information affecting the borrower’s ability to fulfill their obligations.

BB&T monitors the credit quality of its retail portfolio segment based primarily on delinquency status, which is the primary factor considered in determining whether a retail loan should be classified as nonaccrual.

The following tables illustrate the credit quality indicators associated with loans and leases held for investment.  Covered loans are excluded from this analysis because their related allowance is determined by loan pool performance.

			CRE -	Other
	Commercial		Residential	Lending
December 31, 2012	& Industrial	CRE - Other	ADC	Subsidiaries

	(Dollars in millions)
Commercial:
Pass	$36,044	$10,095	$859	$4,093
Special mention	274	120	41	13
Substandard - performing	1,431	1,034	233	29
Nonperforming	546	212	128	3
Total	$38,295	$11,461	$1,261	$4,138

	Direct Retail	Revolving	Residential	Sales	Other Lending
	Lending	Credit	Mortgage	Finance	Subsidiaries

	(Dollars in millions)
Retail:
Performing	$15,685	$2,330	$24,003	$7,729	$5,916
Nonperforming	132	―	269	7	83
Total	$15,817	$2,330	$24,272	$7,736	$5,999

			CRE -	Other
	Commercial		Residential	Lending
December 31, 2011	& Industrial	CRE - Other	ADC	Subsidiaries

	(Dollars in millions)
Commercial:
Pass	$33,497	$8,568	$1,085	$3,578
Special mention	488	234	60	5
Substandard - performing	1,848	1,493	540	35
Nonperforming	582	394	376	8
Total	$36,415	$10,689	$2,061	$3,626

	Direct Retail	Revolving	Residential	Sales	Other Lending
	Lending	Credit	Mortgage	Finance	Subsidiaries

	(Dollars in millions)
Retail:
Performing	$14,364	$2,212	$20,273	$7,394	$5,056
Nonperforming	142	―	308	7	55
Total	$14,506	$2,212	$20,581	$7,401	$5,111

The following tables represent aging analyses of BB&T's past due loans and leases held for investment. Covered loans have been excluded from this aging analysis because they are covered by FDIC loss sharing agreements, and their related allowance is determined by loan pool performance due to the application of the accretion method.

	Accruing Loans and Leases
			90 Days Or	Nonaccrual	Total Loans And
		30-89 Days	More Past	Loans And	Leases, Excluding
December 31, 2012	Current	Past Due	Due	Leases	Covered Loans

	(Dollars in millions)
Commercial:
Commercial and industrial	$37,706	$42	$1	$546	$38,295
CRE - other	11,237	12	―	212	11,461
CRE - residential ADC	1,131	2	―	128	1,261
Other lending subsidiaries	4,106	20	9	3	4,138

Retail:
Direct retail lending	15,502	145	38	132	15,817
Revolving credit	2,291	23	16	―	2,330
Residential mortgage (1)(2)	22,555	582	344	269	23,750
Sales finance	7,663	56	10	7	7,736
Other lending subsidiaries	5,645	270	1	83	5,999
Total (1)(2)	$107,836	$1,152	$419	$1,380	$110,787

		Accruing Loans and Leases
				90 Days Or	Nonaccrual	Total Loans And
			30-89 Days	More Past	Loans And	Leases, Excluding
	December 31, 2011	Current	Past Due	Due	Leases	Covered Loans

		(Dollars in millions)
	Commercial:
	Commercial and industrial	$35,746	$85	$2	$582	$36,415
	CRE - other	10,273	22	―	394	10,689
	CRE - residential ADC	1,671	14	―	376	2,061
	Other lending subsidiaries	3,589	25	4	8	3,626

	Retail:
	Direct retail lending	14,146	162	56	142	14,506
	Revolving credit	2,173	22	17	―	2,212
	Residential mortgage (1)(2)	19,406	560	307	308	20,581
	Sales finance	7,301	75	18	7	7,401
	Other lending subsidiaries	4,807	248	1	55	5,111
	Total (1)(2)	$99,112	$1,213	$405	$1,872	$102,602

(1)	Residential mortgage loans include $84 million and $81 million in government guaranteed loans 30-89 days past due, and $252 million and $203 million in government guaranteed loans 90 days or more past due as of December 31, 2012 and 2011, respectively.
(2)	Residential mortgage loans exclude $5 million and $7 million in loans guaranteed by GNMA that BB&T has the option, but not the obligation, to repurchase which are past due 30-89 days at December 31, 2012 and 2011, respectively. Residential mortgage loans exclude $517 million and $426 million in loans guaranteed by GNMA that BB&T has the option, but not the obligation, to repurchase, which are past due 90 days or more at December 31, 2012 and 2011, respectively.

The following tables set forth certain information regarding BB&T's impaired loans, excluding purchased impaired loans and LHFS, that were evaluated for specific reserves.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As Of / For The Year Ended December 31, 2012	Investment	Balance	Allowance	Investment	Recognized

	(Dollars in millions)
With No Related Allowance Recorded:
Commercial:
Commercial and industrial	$116	$232	$ ―	$117	$ ―
CRE - other	60	108	―	81	―
CRE - residential ADC	44	115		103	―

Retail:
Direct retail lending	19	73	―	19	1
Residential mortgage (1)	120	201	―	80	2
Sales finance	1	3	―	1	―
Other lending subsidiaries	2	6	―	3	―

With An Allowance Recorded:
Commercial:
Commercial and industrial	515	551	73	522	3
CRE - other	252	255	36	319	5
CRE - residential ADC	111	116	21	180	1
Other lending subsidiaries	3	3	1	4	―

Retail:
Direct retail lending	216	226	59	140	9
Revolving credit	56	56	24	59	2
Residential mortgage (1)	754	770	104	649	28
Sales finance	21	21	6	13	―
Other lending subsidiaries	144	146	61	66	2
Total (1)	$2,434	$2,882	$385	$2,356	$53

			Unpaid		Average	Interest
		Recorded	Principal	Related	Recorded	Income
	As Of / For The Year Ended December 31, 2011	Investment	Balance	Allowance	Investment	Recognized

		(Dollars in millions)
	With No Related Allowance Recorded:
	Commercial:
	Commercial and industrial	$114	$196	$ ―	$153	$ ―
	CRE - other	102	163	―	142	―
	CRE - residential ADC	153	289	―	187	―

	Retail:
	Direct retail lending	19	74	―	23	1
	Residential mortgage (1)	46	85	―	31	1
	Sales finance	1	1	―	1	―
	Other lending subsidiaries	2	4	―	1	―

	With An Allowance Recorded:
	Commercial:
	Commercial and industrial	542	552	77	482	4
	CRE - other	409	433	69	466	7
	CRE - residential ADC	267	298	50	360	4
	Other lending subsidiaries	5	5	1	4	―

	Retail:
	Direct retail lending	146	153	35	148	9
	Revolving credit	62	61	27	62	3
	Residential mortgage (1)	653	674	125	627	28
	Sales finance	9	10	1	6	―
	Other lending subsidiaries	47	50	20	35	2
	Total (1)	$2,577	$3,048	$405	$2,728	$59

(1)	Residential mortgage loans exclude $313 million and $232 million in government guaranteed loans and related allowance of $26 million and $27 million as of December 31, 2012 and 2011, respectively.

The following tables provide a summary of the primary reason current year loan modifications were classified as TDRs and their estimated impact on the ALLL:

		Years Ended December 31,
		2012				2011
		Types of				Types of
		Modifications (1)			Impact To	Modifications (1)		Impact To
		Rate (2)	Structure	Other	ALLL	Rate (2)	Structure	ALLL

		(Dollars in millions)
	Commercial:
	Commercial and industrial	$37	$63	$14	$ ―	$29	$68	$5
	CRE - other	60	45	7	―	56	58	8
	CRE - residential ADC	41	34	3	(1)	29	47	10
	Other lending subsidiaries	―	―	―	―	1	1	―

	Retail:
	Direct retail lending	38	17	82	35	51	5	9
	Revolving credit	30	―	―	5	40	―	8
	Residential mortgage	106	88	135	22	142	35	17
	Sales finance	4	―	12	4	5	5	1
	Other lending subsidiaries	106	2	17	35	37	7	15

(1)	Includes modifications made to existing TDRs, as well as new modifications that are considered TDRs. Balances represent the recorded investment as of the end of the period in which the modification was made.
(2)	Includes TDRs made with a below market interest rate that also includes a modification of loan structure.

During 2012, a national bank regulatory agency issued guidance that requires certain loans that had been discharged in bankruptcy and not reaffirmed by the borrower to be accounted for as TDRs and possibly as nonperforming, regardless of their actual payment history and expected performance. As of December 31, 2012, the Company’s primary regulators had not reached a final decision on how this guidance may apply to its regulated entities. BB&T concluded that these loans should be classified as TDRs and these are included in “Other” in the above table. BB&T has also concluded there is a reasonable expectation of collection of principal and interest and has classified these loans as performing unless already classified as nonperforming.

Charge-offs recorded at the modification date were $25 million and $47 million for the year ended December 31, 2012 and 2011, respectively. The forgiveness of principal or interest for TDRs recorded during the year ended December 31, 2012 and 2011 was immaterial.

The following table summarizes the pre-default balance for modifications that experienced a payment default that had been classified as TDRs during the previous 12 months. BB&T defines payment default as movement of the TDR to nonaccrual status, foreclosure or charge-off, whichever occurs first.

	Years Ended December 31,
	2012	2011

	(Dollars in millions)
Commercial:
Commercial and industrial	$8	$39
CRE - other	6	92
CRE - residential ADC	14	80

Retail:
Direct retail lending	8	16
Revolving credit	12	15
Residential mortgage	36	31
Sales finance	―	2
Other lending subsidiaries	12	5

If a TDR subsequently defaults, BB&T evaluates the TDR for possible impairment. As a result, the related allowance may be increased or charge-offs may be taken to reduce the carrying value of the loan.

NOTE 5. Premises and Equipment

A summary of premises and equipment is presented in the accompanying table:

	Estimated	December 31,
	Useful Life	2012	2011

	(Years)	(Dollars in millions)
Land and land improvements		$547	$508
Buildings and building improvements	40	1,235	1,220
Furniture and equipment	5 - 10	1,141	1,132
Leasehold improvements		555	521
Construction in progress		37	37
Capitalized leases on premises and equipment		59	52
Total		3,574	3,470
Less - accumulated depreciation and amortization		(1,686)	(1,615)
Net premises and equipment		$1,888	$1,855

BB&T has noncancelable leases covering certain premises and equipment. Total rent expense applicable to operating leases was $215 million, $199 million and $188 million for 2012, 2011 and 2010, respectively. Rental income from owned properties and subleases was $8 million, $7 million and $8 million for 2012, 2011 and 2010, respectively. Future minimum lease payments for operating leases for the five years subsequent to 2012 are $197 million, $181 million, $164 million, $147 million and $128 million. The payments for 2018 and later years total $613 million.

NOTE 6. Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill attributable to each of BB&T’s operating segments are reflected in the table below. To date, there have been no goodwill impairments recorded by BB&T.

		Residential	Dealer
	Community	Mortgage	Financial	Specialized	Insurance	Financial
	Banking	Banking	Services	Lending	Services	Services	Total

	(Dollars in millions)
Balance, January 1, 2011	$4,537	$7	$111	$94	$1,067	$192	$6,008
Acquired goodwill, net	―	―	―	―	45	―	45
Contingent consideration	―	―	―	―	20	―	20
Other adjustments	5	―	―	―	―	―	5
Balance, December 31, 2011	$4,542	$7	$111	$94	$1,132	$192	$6,078
Acquired goodwill, net	358	―	―	5	358	―	721
Contingent consideration	―	―	―	―	3	―	3
Other adjustments	―	―	―	―	2	―	2
Balance, December 31, 2012	$4,900	$7	$111	$99	$1,495	$192	$6,804

The following table presents the gross carrying amounts and accumulated amortization for BB&T’s identifiable intangible assets subject to amortization:

		December 31, 2012			December 31, 2011
		Gross		Net	Gross		Net
		Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
		Amount	Amortization	Amount	Amount	Amortization	Amount

		(Dollars in millions)
	Identifiable intangible assets:
	CDI	$672	$(522)	$150	$626	$(484)	$142
	Other (1)	1,080	(557)	523	787	(485)	302
	Totals	$1,752	$(1,079)	$673	$1,413	$(969)	$444

(1)	Other identifiable intangibles are primarily customer relationship intangibles.

During 2012, BB&T acquired the life and property and casualty insurance divisions of Crump Group Inc. The changes in Insurance Services goodwill and other identifiable intangibles were primarily the result of this acquisition, although the final purchase accounting has not been completed.

During 2012, BB&T completed the acquisition of Fort Lauderdale, Florida-based BankAtlantic. BB&T acquired approximately $1.7 billion in loans and assumed approximately $3.5 billion in deposits. BB&T also assumed the seller’s obligations with respect to outstanding trust preferred securities, with an aggregate principal balance of $285 million. In exchange for the assumption of these liabilities, BB&T received a 95% preferred interest in a newly established LLC, which holds a pool of loans and other net assets. BankAtlantic Bancorp also provided BB&T with an incremental $35 million guarantee to further assure BB&T’s recovery of the $285 million. The LLC’s assets will be monetized over time and once BB&T has recovered $285 million in preference amount from the LLC plus a defined return, BB&T’s interest in the LLC will terminate. The net purchase price received, excluding cash held by BankAtlantic, was $45 million, which consisted of net liabilities assumed less a deposit premium of $316 million. The changes in Community Banking goodwill and CDI were primarily the result of this acquisition, although the final purchase accounting has not been completed.

At December 31, 2012, the weighted-average remaining life of CDI and other identifiable intangibles was 7.9 years and 15.9 years, respectively. Estimated amortization expense of identifiable intangible assets for each for the next five years total $105 million, $89 million, $75 million, $65 million and $56 million.

NOTE 7. Loan Servicing

Residential Mortgage Banking Activities

The following tables summarize residential mortgage banking activities for the periods presented:

		December 31,
		2012	2011

		(Dollars in millions)
	Mortgage loans managed or securitized (1)	$29,882	$26,559
	Less: Loans securitized and transferred to securities available for sale	4	4
	LHFS	3,547	3,394
	Covered mortgage loans	1,040	1,264
	Mortgage loans sold with recourse	1,019	1,316
	Mortgage loans held for investment	$24,272	$20,581
	Mortgage loans on nonaccrual status	$269	$308
	Mortgage loans 90 days or more past due and still accruing interest (2)	92	104
	Mortgage loans net charge-offs - year to date	133	264
	Unpaid principal balance of residential mortgage loans servicing portfolio	101,270	91,640
	Unpaid principal balance of residential mortgage loans serviced for others	73,769	67,066
	Maximum recourse exposure from mortgage loans sold with recourse liability	446	522
	Recorded reserves related to recourse exposure	12	6
	Repurchase reserves for mortgage loan sales to GSEs	59	29

(1)	Balances exclude loans serviced for others with no other continuing involvement.
(2)	Includes amounts related to residential mortgage LHFS and excludes amounts related to government guaranteed loans and covered mortgage loans. Refer to the Loans and Leases Note for additional disclosures related to past due government guaranteed loans.

	As Of / For The
	Years Ended December 31,
	2012	2011

	(Dollars in millions)
Unpaid principal balance of residential mortgage loans sold from the held for
sale portfolio	$25,640	$17,202
Pre-tax gains recognized on mortgage loans sold and held for sale	539	175
Servicing fees recognized from mortgage loans serviced for others	247	240
Approximate weighted average servicing fee on the outstanding balance of
residential mortgage loans serviced for others	0.32%	0.34%
Weighted average coupon interest rate on mortgage loans serviced for others	4.59	5.02

The unpaid principal balances of BB&T’s total residential mortgage loans serviced for others consist primarily of agency conforming fixed-rate mortgage loans. Mortgage loans serviced for others are not included in loans and leases on the accompanying Consolidated Balance Sheets.

During the years ended December 31, 2012 and 2011, BB&T sold residential mortgage loans from the held for sale portfolio and recognized pre-tax gains including marking LHFS to fair value and the impact of interest rate lock commitments. These gains are recorded in noninterest income as a component of mortgage banking income. BB&T retained the related MSRs and receives servicing fees.

At December 31, 2012 and 2011, BB&T had residential mortgage loans sold with recourse liability. In the event of nonperformance by the borrower, BB&T has recourse exposure for these loans. At both December 31, 2012 and 2011, BB&T has recorded reserves related to these recourse exposures. Payments made to date have been immaterial.

BB&T also issues standard representations and warranties related to mortgage loan sales to GSEs. Although these agreements often do not specify limitations, BB&T does not believe that any payments related to these warranties would materially change the financial condition or results of operations of BB&T.

Residential MSRs are primarily recorded on the Consolidated Balance Sheets at fair value with changes in fair value recorded as a component of mortgage banking income in the Consolidated Statements of Income for each period. BB&T uses various derivative instruments to mitigate the income statement effect of changes in fair value due to changes in valuation inputs and assumptions of its residential MSRs. The following is an analysis of the activity in BB&T’s residential MSRs:

		Years Ended December 31,
		2012	2011	2010

		(Dollars in millions)
	Carrying value, January 1,	$563	$830	$832
	Additions	270	225	265
	Change in fair value due to changes in valuation inputs or assumptions:
	Prepayment speeds	19	(284)	(66)
	Weighted average OAS	(36)	(20)	(28)
	Servicing costs	(22)	(30)	(44)
	Other	7	(7)	―
	Other changes (1)	(174)	(151)	(129)
	Carrying value, December 31,	$627	$563	$830

	Gains (losses) on derivative financial instruments used to mitigate the
	income statement effect of changes in fair value	$128	$394	$196

(1)	Represents the realization of expected net servicing cash flows, expected borrower payments and the passage of time.

During 2012, the prepayment speed assumptions were updated as actual prepayments have slowed relative to modeled projections as interest rates have begun to stabilize and the higher coupon, faster prepaying mortgage loans were refinanced over the past two years. Management also increased its OAS assumption to reflect the return that management believes a market participant would require in the current market. The servicing costs assumptions have also been increased due to the expectation of higher costs that continued to impact the industry.

At December 31, 2012, the valuation of MSRs was based on prepayment speeds ranging from 15.3% to 18.5% and OAS ranging from 8.22% to 8.35%. The sensitivity of the current fair value of the residential MSRs to immediate 10% and 20% adverse changes in key economic assumptions is included in the accompanying table:

	December 31,
	2012		2011

	(Dollars in millions)
Fair value of residential MSRs	$627		$563
Composition of residential loans serviced for others:
Fixed-rate mortgage loans	99%		99%
Adjustable-rate mortgage loans	1		1
Total	100%		100%
Weighted average life	4.4	yrs	3.7	yrs

Prepayment speed	17.3%		20.8%
Effect on fair value of a 10% increase	$(35)		$(35)
Effect on fair value of a 20% increase	(67)		(66)

Weighted average OAS	8.3%		6.9%
Effect on fair value of a 10% increase	$(17)		$(12)
Effect on fair value of a 20% increase	(33)		(23)

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the above table, the effect of an adverse variation in a particular assumption on the fair value of the MSRs is calculated without changing any other assumption; while in reality, changes in one factor may result in changes in another, which may magnify or counteract the effect of the change.

Commercial Mortgage Banking Activities

CRE mortgage loans serviced for others are not included in loans and leases on the accompanying Consolidated Balance Sheets. The following table summarizes commercial mortgage banking activities for the periods presented:

	December 31,
	2012	2011

	(Dollars in millions)
Unpaid principal balance of CRE mortgages serviced for others	$29,520	$25,367
CRE mortgages serviced for others covered by recourse provisions	4,970	4,520
Maximum recourse exposure from CRE mortgages
sold with recourse liability	1,368	1,226
Recorded reserves related to recourse exposure	13	15
Originated CRE mortgages during the period - year to date	4,934	4,803

NOTE 8. Federal Funds Purchased, Securities Sold Under Agreements to Repurchase and Short-Term Borrowed Funds

Federal funds purchased, securities sold under agreements to repurchase and short-term borrowed funds are summarized as follows:

	December 31,
	2012	2011

	(Dollars in millions)
Federal funds purchased	$4	$12
Securities sold under agreements to repurchase	514	619
Master notes	37	296
Other short-term borrowed funds	2,309	2,639
Total	$2,864	$3,566

Federal funds purchased represent unsecured borrowings from other banks and generally mature daily. Securities sold under agreements to repurchase are borrowings collateralized primarily by securities of the U.S. government or its agencies. Master notes are unsecured, non-negotiable obligations of BB&T (variable rate commercial paper) that mature in 270 days or less. Other short-term borrowed funds include unsecured bank notes that mature in less than one year, bank obligations with a maturity of seven days that are collateralized by municipal securities and U.S. Treasury tax and loan deposit notes payable to the U.S. Treasury upon demand.

A summary of selected data related to Federal funds purchased, securities sold under agreements to repurchase and short-term borrowed funds follows:

		As Of / For The Years Ended December 31,
		2012	2011	2010

		(Dollars in millions)
	Maximum outstanding at any month-end during the year	$4,385	$10,473	$11,690
	Balance outstanding at end of year	2,864	3,566	5,673
	Average outstanding during the year	3,408	5,189	9,022
	Average interest rate during the year (1)	0.20%	0.21%	0.24%
	Average interest rate at end of year	0.22	0.20	0.46

(1)	Includes the impact of derivative activities.

 NOTE 9. Deposits

A summary of BB&T’s deposits is presented in the accompanying table:

	December 31,
	2012	2011

	(Dollars in millions)
Noninterest-bearing deposits	$32,452	$25,684
Interest checking	21,091	20,701
Money market and savings	47,908	44,618
Certificates and other time deposits	31,624	33,899
Foreign office deposits - interest-bearing	―	37
Total deposits	$133,075	$124,939

Time deposits $100,000 and greater	$19,328	$19,819

NOTE 10. Long-Term Debt

Long-term debt comprised the following:

		December 31,
		2012		2011

		(Dollars in millions)
	BB&T Corporation:
	3.85% Senior Notes Due 2012	$	―	$1,000
	3.38% Senior Notes Due 2013		500	500
	5.70% Senior Notes Due 2014		510	510
	2.05% Senior Notes Due 2014		700	700
	Floating Rate Senior Note Due 2014 (1)		300	300
	3.95% Senior Notes Due 2016		500	499
	3.20% Senior Notes Due 2016		999	999
	2.15% Senior Notes Due 2017		748	―
	1.60% Senior Notes Due 2017		749	―
	1.45% Senior Notes Due 2018		499	―
	6.85% Senior Notes Due 2019		539	538
	4.75% Subordinated Notes Due 2012 (2)		―	490
	5.20% Subordinated Notes Due 2015 (2)		933	933
	4.90% Subordinated Notes Due 2017 (2)		345	342
	5.25% Subordinated Notes Due 2019 (2)		586	586
	3.95% Subordinated Notes Due 2022 (2)		298	―

	Branch Bank:
	Floating Rate Subordinated Notes Due 2016 (2)(3)		350	350
	Floating Rate Subordinated Notes Due 2017 (2)(3)		262	262
	4.875% Subordinated Notes Due 2013 (2)		222	222
	5.625% Subordinated Notes Due 2016 (2)		386	386

	FHLB Advances to Branch Bank: (4)
	Varying maturities to 2034		8,994	8,998

	Junior Subordinated Debt to Unconsolidated Trusts (5)		―	3,271

	Other Long-Term Debt		100	83

	Fair value hedge-related basis adjustments		594	834
	Total Long-Term Debt		$19,114	$21,803

(1)	This floating-rate senior note is based on LIBOR and had an effective rate of 1.01% at December 31, 2012.
(2)	Subordinated notes that qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.
(3)	These floating-rate securities are based on LIBOR, but the majority of the cash flows have been swapped to a fixed rate. The effective rate paid on these securities including the effect of the swapped portion was 3.25% at December 31, 2012.
(4)	Certain of these advances have been swapped to floating rates from fixed rates or from fixed rates to floating rates. At December 31, 2012, the weighted average rate paid on these advances including the effect of the swapped portion was 3.58%, and the weighted average maturity was 6.9 years.
(5)	Securities that qualified under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.

Excluding capitalized leases, future debt maturities total $1.7 billion, $2.1 billion, $1.1 billion, $3.9 billion, and $2.5 billion for the next five years. The maturities for 2018 and later years total $7.8 billion.

In connection with the acquisition of BankAtlantic, BB&T assumed $285 million in junior subordinated debt to unconsolidated trusts, which was redeemed prior to December 31, 2012. BB&T has no junior subordinated debt outstanding as of December 31, 2012.

NOTE 11. Shareholders’ Equity

Preferred Stock

Dividends on the preferred stock, if declared, accrue and are payable quarterly, in arrears. For each issuance, BB&T issued depositary shares, each of which represents a fractional ownership interest in a share of the Company’s preferred stock. The preferred stock has no stated maturity and redemption is solely at the option of the Company in whole, but not in part, upon the occurrence of a regulatory capital treatment event, as defined. In addition, the preferred stock may be redeemed in whole or in part, on any dividend payment date after five years from the date of issuance. Under current rules, any redemption of the preferred stock is subject to prior approval of the FRB. The preferred stock is not subject to any sinking fund or other obligations of the Company.

The following table presents a summary of the preferred stock as of December 31, 2012:

	Issuance	Liquidation	Net	Dividend
Issue	Date	Amount	Proceeds	Rate

		(Dollars in millions)
Series D Non-Cumulative Perpetual Preferred Stock	5/1/12	$575	$559	5.850%
Series E Non-Cumulative Perpetual Preferred Stock	7/31/12	1,150	1,120	5.625
Series F Non-Cumulative Perpetual Preferred Stock	10/31/12	450	437	5.200
		$2,175	$2,116

Equity-Based Plans

At December 31, 2012, BB&T had options, restricted shares and restricted share units outstanding from the following equity-based compensation plans: the 2012 Plan, the 2004 Plan, the Omnibus Plan, the Directors’ Plan, and a plan assumed from an acquired entity. BB&T’s shareholders have approved all equity-based compensation plans with the exception of the plan assumed from an acquired entity. As of December 31, 2012, the 2012 Plan is the only plan that has shares available for future grants. The 2012 and 2004 Plans allow for accelerated vesting of awards for holders who retire and have met all retirement eligibility requirements and in connection with certain other events.

BB&T’s 2012 and 2004 Plans are intended to assist the Company in recruiting and retaining employees, directors and independent contractors and to associate the interests of eligible participants with those of BB&T and its shareholders. At December 31, 2012, there were 30.6 million non-qualified and incentive stock options at exercise prices ranging from $16.88 to $44.20, 13.9 million restricted shares and restricted share units outstanding under the 2004 Plan and 110 thousand restricted share units outstanding under the 2012 Plan. Awards outstanding under the 2004 and 2012 Plans vest as follows: (1) those granted prior to 2010 generally vest over five years and (2) those granted after 2009 generally vest over four years. Options outstanding have a ten year term. At December 31, 2012, there were no shares available for future grants under the 2004 Plan and 34.9 million shares available for future grants under the 2012 Plan.

At December 31, 2012, 14.7 million non-qualified and qualified stock options at prices ranging from $32.66 to $43.25 were outstanding under the Omnibus Plan. All options under this plan are fully vested and have a ten year term.

BB&T measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants awarded in 2012, 2011 and 2010, respectively. Substantially all of BB&T’s option awards are granted in February of each year:

	December 31,
	2012		2011		2010

Assumptions:
Risk-free interest rate	1.5%		1.7%		2.0%
Dividend yield	4.4		3.5		5.4
Volatility factor	33.0		37.2		36.0
Expected life	7.0	yrs	7.4	yrs	7.2	yrs
Fair value of options per share	$6.07		$7.45		$5.60

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

A summary of selected data related to BB&T’s equity-based compensation costs follows:

	Years Ended December 31,
	2012	2011	2010

	(Dollars in millions)
Equity-based compensation expense	$97	$98	$79
Income tax benefit from equity-based compensation expense	36	36	30
Intrinsic value of options exercised and RSUs that vested during the year	62	54	22
Grant date fair value of equity-based awards that vested during the year	88	76	39

		December 31,
		2012	2011

		(Dollars in millions)
Unrecognized compensation cost related to equity-based awards		$98	$109
Weighted-average life over which compensation cost is expected to be recognized (years)		2.0	2.6

The following table details the activity during 2012 related to stock options awarded by BB&T:

				Wtd. Avg.
		Wtd. Avg.	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Options	Price	Value	Life

	(Dollars in millions, except per share amounts)
Outstanding at January 1, 2012	45,384,554	$34.42
Granted	4,686,780	30.09
Exercised	(1,345,570)	23.70
Forfeited or expired	(3,334,690)	36.35
Outstanding at December 31, 2012	45,391,074	34.15	$37	4.3	yrs
Exercisable at December 31, 2012	34,229,207	36.06	18	3.2
Exercisable and expected to vest at December 31, 2012	44,678,275	34.25	36	4.3

The following table details the activity related to restricted shares and restricted share units awarded by BB&T:

		Wtd. Avg.
		Grant Date
	Shares/Units	Fair Value
Nonvested at January 1, 2012	13,462,630	$19.47
Granted	2,614,405	25.79
Vested	(1,812,225)	30.60
Forfeited	(333,986)	19.24
Nonvested at December 31, 2012	13,930,824	19.26

At December 31, 2012, BB&T’s restricted shares and restricted share units had a weighted-average life of 1.6 years. At December 31, 2012, management estimates that 12.5 million restricted shares and restricted share units will vest over a weighted-average life of 1.7 years.

Share Repurchase Activity

At December 31, 2012, BB&T was authorized to repurchase an additional 44 million shares under the June 27, 2006 Board of Directors’ authorization. No shares of common stock were repurchased under this plan during 2012, 2011 or 2010.

NOTE 12. Accumulated Other Comprehensive Income (Loss)

The balances in AOCI are shown in the following table:

	December 31, 2012			December 31, 2011
		Deferred	After-		Deferred	After-
	Pre-Tax	Tax Expense	Tax	Pre-Tax	Tax Expense	Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount

	(Dollars in millions)
Unrecognized net pension and postretirement costs	$(1,146)	$(432)	$(714)	$(965)	$(362)	$(603)
Unrealized net gains (losses) on cash flow hedges	(277)	(104)	(173)	(254)	(95)	(159)
Unrealized net gains (losses) on securities
available for sale	960	362	598	421	158	263
FDIC’s share of unrealized (gains) losses on
securities available for sale under loss
share agreements	(410)	(154)	(256)	(311)	(116)	(195)
Other, net	(30)	(16)	(14)	(37)	(18)	(19)
Total	$(903)	$(344)	$(559)	$(1,146)	$(433)	$(713)

As of December 31, 2012 and 2011, unrealized net losses on securities available for sale, excluding covered securities, included $11 million and $55 million, respectively, of pre-tax losses related to other-than-temporarily impaired non-agency RMBS where a portion of the loss was recognized in net income.

NOTE 13. Income Taxes

The provision for income taxes comprised the following:

	Years Ended December 31,
	2012	2011	2010

	(Dollars in millions)
Current expense:
Federal	$252	$83	$161
State	67	26	18
Foreign	2	2	2
Total current expense	321	111	181
Deferred expense (benefit):
Federal	417	163	(65)
State	26	22	(1)
Total deferred expense (benefit)	443	185	(66)
Provision for income taxes	$764	$296	$115

The foreign income tax expense is related to income generated on assets controlled by a foreign subsidiary of Branch Bank.

The reasons for the difference between the provision for income taxes and the amount computed by applying the statutory Federal income tax rate to income before income taxes were as follows:

	Years Ended December 31,
	2012	2011	2010

	(Dollars in millions)
Federal income taxes at statutory rate of 35%	$977	$570	$339
Increase (decrease) in provision for income taxes as a result of:
State income taxes, net of Federal tax benefit	61	31	11
Federal tax credits	(126)	(115)	(105)
Tax exempt income	(133)	(135)	(125)
Nontaxable gain on termination of leveraged lease	(12)	(22)	(2)
Other, net	(3)	(33)	(3)
Provision for income taxes	$764	$296	$115
Effective income tax rate	27.4%	18.2%	11.9%

The tax effects of temporary differences that gave rise to significant portions of the net deferred tax assets and liabilities are reflected in the table below. Net deferred tax assets are included in other assets on the Consolidated Balance Sheets.

	December 31,
	2012	2011

	(Dollars in millions)
Deferred tax assets:
ALLL	$771	$855
Postretirement plans	432	362
Equity-based compensation	144	130
Loan/securities basis difference	6	127
Foreclosed property write-downs	56	240
Net unrealized loss on cash flow hedges	105	95
Other	277	257
Total deferred tax assets	1,791	2,066

Deferred tax liabilities:
Net unrealized gain on securities available for sale	201	31
Lease financing	270	267
Prepaid pension plan expense	373	352
Loan fees and expenses	244	225
Depreciation	57	76
Identifiable intangible assets	161	92
Loan servicing rights	201	156
Derivatives and hedging	163	136
Other	70	89
Total deferred tax liabilities	1,740	1,424
Net deferred tax assets	$51	$642

On a periodic basis, BB&T evaluates its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate. This evaluation takes into consideration the status of current taxing authorities’ examinations of BB&T’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment in relation to tax-advantaged transactions. The following table presents changes in unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010.

	Years Ended December 31,
	2012	2011	2010

	(Dollars in millions)
Beginning balance of unrecognized tax benefits	$301	$292	$179
Additions based on tax positions related to current year	14	―	―
Additions for tax positions of prior years	―	6	―
Settlements	(5)	(1)	―
Lapse of statute of limitations	―	―	(1)
Unrecognized deferred tax benefits from business acquisitions	(13)	4	114
Ending balance of unrecognized tax benefits	$297	$301	$292

As of December 31, 2012, BB&T had $297 million of unrecognized Federal and state tax benefits that would have impacted the effective tax rate if recognized. In addition, the Company had $37 million and $39 million in liabilities for tax-related interest recorded on its Consolidated Balance Sheets at December 31, 2012 and 2011, respectively. Total interest, net of the Federal benefit, related to unrecognized tax benefits recognized in the 2012, 2011 and 2010 Consolidated Statements of Income was immaterial. BB&T classifies interest and penalties related to income taxes as a component of the provision for income taxes in the Consolidated Statements of Income.

The IRS has completed its Federal income tax examinations of BB&T through 2007.  Various years remain subject to examination by state taxing authorities.  In February 2010, BB&T received an IRS statutory notice of deficiency for tax years 2002-2007 asserting a liability for taxes, penalties and interest of approximately $892 million related to the disallowance of foreign tax credits and other deductions claimed by a subsidiary in connection with a financing transaction.  BB&T paid the disputed tax, penalties and interest in March 2010 and filed a lawsuit seeking a refund in the U.S. Court of Federal Claims.  The Court has scheduled the trial to begin March 4, 2013.  BB&T recorded a receivable in other assets for the amount of this payment, less the reserve considered necessary in accordance with applicable income tax accounting guidance.  On February 11, 2013, the U.S. Tax Court issued an adverse opinion in a case between the Bank of New York Mellon Corporation and the IRS involving a transaction with a structure similar to BB&T’s financing transaction.  BB&T has confidence in its position because, among other reasons, BB&T will raise arguments and issues in its case that were not considered by the Tax Court.  Bank of New York Mellon has indicated it intends to appeal the decision.  Nonetheless, BB&T recognized a charge of approximately $281 million in the first quarter of 2013 as a result of its consideration of this adverse decision.  As litigation progresses, it is reasonably possible changes in the reserve for uncertain tax positions could range from a decrease of $496 million to an increase of $328 million within the next 12 months.

NOTE 14. Benefit Plans

Defined Benefit Retirement Plans

BB&T provides a defined benefit retirement plan qualified under the Internal Revenue Code that covers most employees. Benefits are based on years of service, age at retirement and the employee's compensation during the five highest consecutive years of earnings within the last ten years of employment.

In addition, supplemental retirement benefits are provided to certain key officers under supplemental defined benefit executive retirement plans, which are not qualified under the Internal Revenue Code. Although technically unfunded plans, a Rabbi Trust and insurance policies on the lives of the certain covered employees are available to finance future benefits.

The following are the significant actuarial assumptions that were used to determine net periodic pension costs for the qualified pension plan:

		December 31,
		2012	2011	2010
	Weighted average assumed discount rate	4.82%	5.52%	6.16%
	Weighted average expected long-term rate of return on plan assets	8.00	8.00	8.00
	Assumed long-term rate of annual compensation increases (1)	4.50	4.50	4.50

(1)	Represents the rate to be achieved by 2015.

The weighted average expected long-term rate of return on plan assets represents the average rate of return expected to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, BB&T considers long-term compound annualized returns of historical market data for each asset category, as well as historical actual returns on the plan assets. Using this reference information, the Company develops forward-looking return expectations for each asset category and a weighted average expected long-term rate of return for the plan based on target asset allocations contained in BB&T's Investment Policy Statement.

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

	Years Ended December 31,
	2012	2011	2010

	(Dollars in millions)
Net Periodic Pension Cost:
Service cost	$120	$105	$83
Interest cost	110	103	93
Estimated return on plan assets	(200)	(197)	(178)
Net amortization and other	76	34	24
Net periodic benefit cost	106	45	22

Pre-Tax Amounts Recognized in Total Comprehensive Income:
Net actuarial loss (gain)	270	388	133
Net amortization	(76)	(34)	(24)
Net amount recognized in OCI	194	354	109
Total net periodic pension costs (income) recognized in
total comprehensive income, pre-tax	$300	$399	$131

The following are the significant actuarial assumptions that were used to determine benefit obligations:

		December 31,
		2012	2011
	Weighted average assumed discount rate	4.25%	4.82%
	Assumed rate of annual compensation increases (1)	4.50	4.50

(1)	Represents the rate to be achieved by 2015.

	Qualified Pension Plan		Nonqualified Pension Plans
	Years Ended December 31,		Years Ended December 31,
	2012	2011	2012	2011

	(Dollars in millions)
Projected benefit obligation, January 1,	$2,055	$1,696	$207	$182
Service cost	113	99	7	6
Interest cost	100	93	10	10
Actuarial (gain) loss	296	218	70	17
Benefits paid	(57)	(51)	(7)	(8)
Acquisitions	41	―	―	―
Projected benefit obligation, December 31,	$2,548	$2,055	$287	$207
Accumulated benefit obligation, December 31,	$2,166	$1,784	$213	$178

	Qualified Pension Plan		Nonqualified Pension Plans
	Years Ended December 31,		Years Ended December 31,
	2012	2011	2012	2011

	(Dollars in millions)
Fair value of plan assets, January 1,	$2,478	$2,484	$—	$—
Actual return on plan assets	295	45	—	—
Employer contributions	202	—	7	8
Benefits paid	(57)	(51)	(7)	(8)
Acquisitions	34	—	—	—
Fair value of plan assets, December 31,	$2,952	$2,478	$—	$—
Funded status at end of year	$404	$423	$(287)	$(207)

The following are the pre-tax amounts recognized in AOCI:

	Qualified Pension Plan		Nonqualified Pension Plans
	Years Ended December 31,		Years Ended December 31,
	2012	2011	2012	2011

	(Dollars in millions)
Prior service credit (cost)	$1	$1	$(1)	$(1)
Net actuarial gain (loss)	(993)	(864)	(128)	(63)
Net amount recognized	$(992)	$(863)	$(129)	$(64)

The expected amortization of unrecognized prior service credit and unrecognized net actuarial losses for the qualified plan and nonqualified plans that are expected to be amortized from AOCI into net periodic pension cost during 2013 are reflected in the following table:

	Qualified	Nonqualified
	Pension Plan	Pension Plans

	(Dollars in millions)
Prior service credit (cost)	$1	$—
Net actuarial gain (loss)	(82)	(12)
Net amount expected to be amortized in 2013	$(81)	$(12)

Employer contributions to the qualified pension plan are in amounts between the minimum required for funding standard accounts and the maximum amount deductible for federal income tax purposes. Management is not required to make a contribution to the qualified pension plan during 2013; however, management elected to make a discretionary contribution of $270 million in the first quarter of 2013, and may make additional contributions in 2013 if determined appropriate. For the nonqualified plans, the employer contributions are based on benefit payments.

The following table reflects the estimated benefit payments for the periods presented.

	Qualified	Nonqualified
	Pension Plan	Pension Plans

	(Dollars in millions)
2013	$64	$9
2014	71	10
2015	78	11
2016	86	12
2017	94	13
2018-2022	613	83

BB&T's primary total return objective is to achieve returns that, over the long term, will fund retirement liabilities and provide for the desired plan benefits in a manner that satisfies the fiduciary requirements of the Employee Retirement Income Security Act of 1974. The plan assets have a long-term time horizon that runs concurrent with the average life expectancy of the participants. As such, the Plan can assume a time horizon that extends well beyond a full market cycle, and can assume an above-average level of risk, as measured by the standard deviation of annual return. It is expected, however, that both professional investment management and sufficient portfolio diversification will smooth volatility and help to generate a reasonable consistency of return. The investments are broadly diversified among economic sector, industry, quality and size in order to reduce risk and to produce incremental return. Within approved guidelines and restrictions, investment managers have wide discretion over the timing and selection of individual investments.

BB&T periodically reviews its asset allocation and investment policy and makes changes to its target asset allocation. BB&T has established guidelines within each asset category to ensure the appropriate balance of risk and reward. The current target asset allocations for the plan assets include a range of 40% to 52% for U.S. equity securities, 10% to 20% for international equity securities, 25% to 40% for fixed income securities, and 0% to 12% for alternative investments, which include real estate, hedge funds, private equities and commodities, with any remainder to be held in cash equivalents.

The fair value of BB&T's pension plan assets at December 31, 2012 and 2011, by asset category are reflected in the following tables. The three level fair value hierarchy that describes the inputs used to measure these plan assets is defined in Note 18 "Fair Value Disclosures.”

		December 31, 2012				December 31, 2011
		Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

		(Dollars in millions)				(Dollars in millions)
	Cash and cash-equivalents	$89	$89	$—	$—	$—	$—	$—	$—
	U.S. equity securities (1)	1,226	1,226	—	—	1,072	1,072	—	—
	International equity securities (2)	570	462	108	—	439	336	103	—
	Fixed income securities	951	126	825	—	852	130	722	—
	Alternative investments	98	—	—	98	99	—	—	99
	Total plan assets (3)	$2,934	$1,903	$933	$98	$2,462	$1,538	$825	$99

(1)	Includes 3.7 million and 3.6 million shares of BB&T common stock valued at $107 million and $92 million at December 31, 2012 and 2011, respectively.
(2)	Includes a common/commingled fund that consists of assets from several accounts, pooled together, to reduce management and administration costs.
(3)	Excludes accrued income of $18 million and $16 million at December 31, 2012 and 2011, respectively.

The following table presents the activity for Level 3 plan assets, all of which are in alternative investments:

	Years Ended December 31,
	2012	2011	2010

	(Dollars in millions)
Balance at January 1,	$99	$124	$92
Actual return on plan assets	7	9	9
Purchases, sales and settlements	(8)	(34)	23
Balance at December 31,	$98	$99	$124

Defined Contribution Plans

BB&T offers a 401(k) Savings Plan and other defined contribution plans that permit employees to contribute from 1% to 50% of their cash compensation. For full-time employees who are 21 years of age or older with one year or more of service, BB&T makes matching contributions of up to 6% of the employee's compensation. BB&T's contribution to the 401(k) Savings Plan and nonqualified defined contribution plans totaled $97 million, $85 million and $83 million for the years ended December 31, 2012, 2011 and 2010, respectively. BB&T also offers defined contribution plans to certain employees of subsidiaries who do not participate in the 401(k) Savings Plan.

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

The following table presents a summary of certain commitments and contingencies:

	December 31,
	2012	2011

	(Dollars in millions)
Letters of credit and financial guarantees written	$5,164	$6,095
Carrying amount of the liability for letter of credit guarantees	30	27

Investments related to affordable housing and historic building rehabilitation projects	1,223	1,159
Amount of future funding commitments included in investments related to affordable
housing and historic rehabilitation projects	461	394
Lending exposure to these affordable housing projects	87	76
Tax credits subject to recapture related to affordable housing projects	193	161

Investments in private equity and similar investments	323	261
Future funding commitments to private equity and similar investments	129	129

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

BB&T invests in certain affordable housing and historic building rehabilitation projects throughout its market area as a means of supporting local communities, and receives tax credits related to these investments. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. Branch Bank typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. Tax credits are subject to recapture by taxing authorities based on compliance features required to be met at the project level. BB&T’s maximum potential exposure to losses relative to investments in VIEs is generally limited to the sum of the outstanding balance, future funding commitments and any related loans to the entity. Loans to these entities are underwritten in substantially the same manner as are other loans and are generally secured.

BB&T has investments in and future funding commitments to certain private equity and similar investments. BB&T’s risk exposure relating to such commitments is generally limited to the amount of investments and future funding commitments made.

A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or interest rate. For additional disclosures related to BB&T’s derivatives refer to Note 19 “Derivative Financial Instruments.”

BB&T has sold certain mortgage-related loans that contain recourse provisions. These provisions generally require BB&T to reimburse the investor for a share of any loss that is incurred after the disposal of the property. BB&T also issues standard representations and warranties related to mortgage loan sales to GSEs. Refer to Note 7 “Loan Servicing” for additional disclosures related to these exposures.

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

The Company was a defendant in three separate cases primarily challenging the Company’s daily ordering of debit transactions posted to customer checking accounts for the period from 2003 to 2010. The plaintiffs requested class action treatment; however, no class was certified. The court initially denied motions by the Company to dismiss these cases and compel them to be submitted to individual arbitration. The Company then filed appeals in all three matters. There were numerous subsequent procedural developments. These included an appeal to the U.S. Supreme Court in one matter which resulted in a November 2011 decision that benefited the Company and two decisions in July 2012 in two other matters by the U.S. Court of Appeals for the Eleventh Circuit ordering arbitration. Those latter two matters are now concluded. The first remains pending and therefore, the issues raised by the motions and appeal in this one matter have not been finally decided. If the motions or any appeals are ultimately granted, they would preclude class action treatment. Even if such an appeal is denied, the Company believes it has meritorious defenses against this matter, including class certification. In addition, no damages have been specified by the plaintiffs. Because of these circumstances, no specific loss or range of loss can currently be determined.

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

NOTE 16. Regulatory Requirements and Other Restrictions

Branch Bank and BB&T FSB are required by the FRB to maintain reserve balances in the form of vault cash or deposits with the FRB based on specified percentages of certain deposit types, subject to various adjustments. At December 31, 2012, the net reserve requirement amounted to $266 million.

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

BB&T is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on BB&T’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of BB&T’s assets, liabilities and certain off-balance-sheet items calculated pursuant to regulatory directives. BB&T’s capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings and other factors. BB&T is in full compliance with these requirements. Banking regulations also identify five capital categories for insured depository institutions: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2012 and 2011, BB&T and Branch Bank were classified as “well-capitalized.”

Quantitative measures established by regulation to ensure capital adequacy require BB&T to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average tangible assets (leverage ratio).

Risk-based capital ratios, which include Tier 1 Capital, Total Capital and Tier 1 Common Equity, are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets. BB&T reevaluated its process related to calculating risk-weighted assets and determined that certain adjustments, primarily related to the presentation of certain unfunded lending commitments, were required in order to conform to regulatory guidance. These adjustments resulted in an increase to risk-weighted assets and a decrease in BB&T’s risk-based capital ratios.

	December 31, 2012				December 31, 2011
	Actual Capital		Capital Requirements		Actual Capital		Capital Requirements
	Ratio	Amount	Minimum	Well-Capitalized	Ratio	Amount	Minimum	Well-Capitalized

	(Dollars in millions)
Tier 1 Capital (1):
BB&T	11.0%	$14,373	$5,244	$7,866	12.0%	$14,913	$4,980	$7,470
Branch Bank	11.6	14,587	5,011	7,516	12.8	15,274	4,759	7,138
Total Capital (1):
BB&T	13.9	18,204	10,488	13,110	15.1	18,862	9,961	12,451
Branch Bank	13.4	16,809	10,022	12,527	15.1	17,915	9,517	11,897
Leverage Capital:
BB&T	8.2	14,373	7,001	8,751	9.0	14,913	6,614	8,267
Branch Bank	8.6	14,587	5,086	8,476	9.5	15,274	4,801	8,002

(1)	The Company has revised its calculation of risk-weighted assets and adjusted the applicable ratios.

 As an approved seller/servicer, Branch Bank is required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, GNMA, FHLMC and FNMA. At December 31, 2012 and 2011, Branch Bank’s equity was above all required levels.

At December 31, 2012 and 2011, BB&T had segregated cash deposits totaling $36 million and $20 million, respectively. These deposits relate to monies held for the exclusive benefit of clients, primarily at BB&T’s broker/dealer subsidiaries.

NOTE 17. Parent Company Financial Statements

Parent Company
Condensed Balance Sheets
December 31, 2012 and 2011

	2012	2011

	(Dollars in millions)
Assets:
Cash and due from banks	$4,239	$3,564
Securities available for sale at fair value	27	29
Securities held to maturity	37	40
Investment in banking subsidiaries	21,189	20,853
Investment in other subsidiaries	1,837	1,572
Advances to / receivables from banking subsidiaries	44	615
Advances to / receivables from other subsidiaries	2,408	2,392
Other assets	246	268
Total assets	$30,027	$29,333

Liabilities and Shareholders' Equity:
Short-term borrowed funds	$37	$296
Short-term borrowed funds due to subsidiaries	-	72
Dividends payable	170	112
Accounts payable and other liabilities	30	116
Long-term debt	8,567	7,930
Long-term debt due to subsidiaries	-	3,327
Total liabilities	8,804	11,853
Total shareholders' equity	21,223	17,480
Total liabilities and shareholders' equity	$30,027	$29,333

Parent Company
Condensed Income Statements
Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010

	(Dollars in millions)
Income:
Dividends from banking subsidiaries	$1,720	$620	$345
Dividends from other subsidiaries	81	278	321
Interest and other income from subsidiaries	79	107	138
Other income	1	8	4
Total income	1,881	1,013	808
Expenses:
Interest expense	239	334	445
Other expenses	52	34	38
Total expenses	291	368	483

Income before income taxes and equity in
undistributed earnings of subsidiaries	1,590	645	325
Income tax benefit	20	26	60
Income before equity in undistributed earnings of subsidiaries	1,610	671	385
Equity in undistributed earnings of subsidiaries in excess of
dividends from subsidiaries	418	661	469
Net income	2,028	1,332	854

Noncontrolling interests	49	43	38
Dividends on preferred stock	63	―	―
Net income available to common shareholders	$1,916	$1,289	$816

Parent Company
Condensed Statements of Comprehensive Income
Years Ended December 31, 2012, 2011 and 2010

		2012		2011	2010

	(Dollars in millions)
Net Income		$2,028		$1,332	$854
OCI, Net of Tax:
Unrealized net holding gains (losses) arising during the period on
securities available for sale		―		―	7
Change in unrecognized gains (losses) on cash flow hedges		(2)		(1)	―
Other, net		1		(8)	―
Total OCI		(1)		(9)	7
Total comprehensive income		$2,027		$1,323	$861

Income Tax Effect of Items Included in OCI
Unrealized net holding gains (losses) arising during the period on
securities available for sale	$	―	$	―	$3
Change in unrecognized gains (losses) on cash flow hedges		(1)		―	―
Other, net		―		(4)	―

Parent Company
Condensed Statements of Cash Flows
Years Ended December 31, 2012, 2011 and 2010
.
	2012	2011	2010

	(Dollars in millions)
Cash Flows From Operating Activities:
Net income	$2,028	$1,332	$854
Adjustments to reconcile net income to net cash provided by
operating activities:
Equity in earnings of subsidiaries in excess of dividends
from subsidiaries	(418)	(661)	(469)
Net change in other assets	265	63	(147)
Net change in accounts payable and accrued liabilities	(71)	(3)	(24)
Other, net	(228)	20	(65)
Net cash from operating activities	1,576	751	149

Cash Flows From Investing Activities:
Proceeds from sales, calls and maturities of securities available for sale	26	49	87
Purchases of securities available for sale	(26)	(48)	(8)
Proceeds from maturities, calls and paydowns of securities held
to maturity	4	24	―
Investment in subsidiaries	(30)	(12)	(113)
Advances to subsidiaries	(10,785)	(20,306)	(37,341)
Proceeds from repayment of advances to subsidiaries	11,325	22,637	37,028
Net cash from business combinations	51	―	―
Net cash from investing activities	565	2,344	(347)

Cash Flows From Financing Activities:
Net change in long-term debt	(2,764)	1,121	765
Net change in short-term borrowed funds	(259)	(509)	(198)
Net change in advances from subsidiaries	(72)	69	3
Net proceeds from common stock issued	15	22	110
Net proceeds from preferred stock issued	2,116	―	―
Cash dividends paid on common and preferred stock	(564)	(446)	(415)
Other, net	62	―	―
Net cash from financing activities	(1,466)	257	265

Net Change in Cash and Cash Equivalents	675	3,352	67
Cash and Cash Equivalents at Beginning of Year	3,564	212	145
Cash and Cash Equivalents at End of Year	$4,239	$3,564	$212

NOTE 18. Fair Value Disclosures

BB&T carries various assets and liabilities at fair value based on applicable accounting standards, including prime residential mortgage and commercial mortgage loans originated as LHFS. Accounting standards define fair value as the exchange price that would be received on the measurement date to sell an asset or the price paid to transfer a liability in the principal or most advantageous market available to the entity in an orderly transaction between market participants. These standards also established a three level fair value hierarchy that describes the inputs that are used to measure assets and liabilities. Level 1 asset and liability fair values are based on quoted prices in active markets for identical assets and liabilities. Level 2 asset and liability fair values are based on observable inputs that include: quoted market prices for similar assets or liabilities; quoted market prices that are not in an active market; or other inputs that are observable in the market and can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 3 assets and liabilities are financial instruments whose value is calculated by the use of pricing models and/or discounted cash flow methodologies, as well as financial instruments for which the determination of fair value requires significant management judgment or estimation. These methodologies may result in a significant portion of the fair value being derived from unobservable data.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements for Assets and
		Liabilities Measured on a Recurring Basis
	12/31/2012	Level 1		Level 2	Level 3

		(Dollars in millions)
Assets:
Trading securities	$497		$302	$194	$1
Securities available for sale:
GSE securities	290		―	290	―
RMBS issued by GSE	20,930		―	20,930	―
States and political subdivisions	2,011		―	2,011	―
Non-agency RMBS	312		―	312	―
Other securities	3		2	1	―
Covered securities	1,591		―	597	994
LHFS	3,761		―	3,761	―
Residential MSRs	627		―	―	627
Derivative assets: (1)
Interest rate contracts	1,446		―	1,391	55
Foreign exchange contracts	5		―	5	―
Private equity and similar investments (1)(2)	323		―	―	323
Total assets	$31,796		$304	$29,492	$2,000

Liabilities:
Derivative liabilities: (1)
Interest rate contracts	$1,434	$	―	$1,433	$1
Foreign exchange contracts	4		―	4	―
Short-term borrowed funds (3)	98		―	98	―
Total liabilities	$1,536	$	―	$1,535	$1

			Fair Value Measurements for Assets and
			Liabilities Measured on a Recurring Basis
		12/31/2011	Level 1		Level 2	Level 3

			(Dollars in millions)
	Assets:
	Trading securities	$534		$298	$235	$1
	Securities available for sale:
	GSE securities	306		―	306	―
	RMBS issued by GSE	18,132		―	18,132	―
	States and political subdivisions	1,923		―	1,923	―
	Non-agency RMBS	368		―	368	―
	Other securities	7		6	1	―
	Covered securities	1,577		―	593	984
	LHFS	3,736		―	3,736	―
	Residential MSRs	563		―	―	563
	Derivative assets: (1)
	Interest rate contracts	1,518		1	1,457	60
	Foreign exchange contracts	7		―	7	―
	Private equity and similar investments (1)(2)	261		―	―	261
	Total assets	$28,932		$305	$26,758	$1,869

	Liabilities:
	Derivative liabilities: (1)
	Interest rate contracts	$1,498	$	―	$1,497	$1
	Foreign exchange contracts	8		―	8	―
	Short-term borrowed funds (3)	118		―	118	―
	Total liabilities	$1,624	$	―	$1,623	$1

(1)	These amounts are reflected in other assets and other liabilities on the Consolidated Balance Sheets.
(2)	Based on an analysis of the nature and risks of these investments, BB&T has determined that presenting these investments as a single class is appropriate.
(3)	Short-term borrowed funds reflect securities sold short positions.

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

Specific valuation techniques and inputs used in determining the fair value of each significant class of assets and liabilities follows:

Trading securities: Trading securities are composed of all types of debt and equity securities, but the majority consists of debt securities issued by the U.S. Treasury, GSEs, or states and political subdivisions. The valuation techniques used for these investments are more fully discussed below.

GSE securities and RMBS issued by GSE: These are debt securities issued by GSEs. GSE pass-through securities are valued using market-based pricing matrices that are based on observable inputs including benchmark TBA security pricing and yield curves that were estimated based on U.S. Treasury yields and certain floating rate indices. The pricing matrices for these securities may also give consideration to pool-specific data supplied directly by the GSE. GSE CMOs are valued using market-based pricing matrices that are based on observable inputs including offers, bids, reported trades, dealer quotes and market research reports, the characteristics of a specific tranche, market convention prepayment speeds and benchmark yield curves as described above.

States and political subdivisions: These securities are valued using market-based pricing matrices that are based on observable inputs including MSRB reported trades, issuer spreads, material event notices and benchmark yield curves.

Non-agency RMBS: Pricing matrices for these securities are based on observable inputs including offers, bids, reported trades, dealer quotes and market research reports, the characteristics of a specific tranche, market convention prepayment speeds and benchmark yield curves as described above.

Other securities: These securities consist primarily of mutual funds and corporate bonds. These securities are valued based on a review of quoted market prices for assets as well as through the various other inputs discussed previously.

Covered securities: Covered securities are covered by FDIC loss sharing agreements and consist of re-remic non-agency RMBS, municipal securities and non-agency RMBS. Covered state and political subdivision securities and certain non-agency RMBS are valued in a manner similar to the approach described above for these asset classes. The re-remic non-agency RMBS, which are categorized as Level 3, were valued based on broker dealer quotes that reflected certain unobservable market inputs. Sensitivity to changes in the fair value of covered securities is significantly offset by changes in BB&T’s indemnification asset from the FDIC. Subject to certain restrictions, the terms of the loss sharing agreement associated with these re-remic non-agency RMBS provide that Branch Bank will be reimbursed by the FDIC for 95% of any and all losses.

LHFS: BB&T originates certain mortgage loans to be sold to investors. These loans are carried at fair value based on BB&T’s election of the Fair Value Option. The fair value is primarily based on quoted market prices for securities backed by similar types of loans. The changes in fair value of these assets are largely driven by changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with the mortgage loan held for sale.

Residential MSRs: BB&T estimates the fair value of residential MSRs using an OAS valuation model to project MSR cash flows over multiple interest rate scenarios, which are then discounted at risk-adjusted rates. The OAS model considers portfolio characteristics, contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. Fair value estimates and assumptions are compared to industry surveys, recent market activity, actual portfolio experience and, when available, other observable market data.

Derivative assets and liabilities: BB&T uses derivatives to manage various financial risks. The fair values of derivative financial instruments are determined based on quoted market prices, dealer quotes and internal pricing models that are primarily sensitive to market observable data. The fair values of interest rate lock commitments, which are related to mortgage loan commitments and are categorized as Level 3, are based on quoted market prices adjusted for commitments that BB&T does not expect to fund and include the value attributable to the net servicing fees.

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

Short-term borrowed funds: Short-term borrowed funds represent debt securities sold short. These are entered into through BB&T’s brokerage subsidiary. These trades are executed as a hedging strategy for the purposes of supporting institutional and retail client trading activities.

	Fair Value Measurements Using Significant Unobservable Inputs
						Private
						Equity and
			Covered	Residential	Net	Similar
Year Ended December 31, 2012	Trading		Securities	MSRs	Derivatives	Investments

	(Dollars in millions)
Balance at January 1, 2012		$1	$984	$563	$59	$261
Total realized and unrealized gains (losses):
Included in earnings:
Interest income		―	48	―	―	―
Mortgage banking income		―	―	(32)	458	―
Other noninterest income		―	―	―	―	21
Included in unrealized net holding gains (losses)
in OCI		―	88	―	―	―
Purchases		4	―	―	―	101
Issuances		―	―	270	308	―
Sales		(4)	―	―	―	(59)
Settlements		―	(126)	(174)	(771)	(1)
Balance at December 31, 2012		$1	$994	$627	$54	$323

Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held
at December 31, 2012	$	―	$48	$(32)	$54	$12

	Fair Value Measurements Using Significant Unobservable Inputs
									Private
			States &						Equity and
			Political	Other		Covered	Residential	Net	Similar
Year Ended December 31, 2011	Trading		Subdivisions	Securities		Securities	MSRs	Derivatives	Investments

	(Dollars in millions)
Balance at January 1, 2011		$11	$119		$7	$954	$830	$(25)	$266
Total realized and unrealized gains (losses):
Included in earnings:
Interest income		―	―		―	54	―	―	―
Mortgage banking income		―	―		―	―	(341)	151	―
Other noninterest income		(3)	―		―	―	―	―	64
Included in unrealized net holding
gains (losses) in OCI		―	(9)		(1)	24	―	―	―
Purchases		7	―		―	―	―	―	61
Issuances		―	―		―	―	225	110	―
Sales		(14)	―		―	―	―	―	(112)
Settlements		―	(53)		(1)	(48)	(151)	(177)	(15)
Transfers into Level 3		―	―		―	―	―	―	1
Transfers out of Level 3		―	(57)		(5)	―	―	―	(4)
Balance at December 31, 2011		$1	$ ―	$	―	$984	$563	$59	$261

Change in unrealized gains (losses)
included in earnings for the period,
attributable to assets and liabilities
still held at December 31, 2011	$	―	$ ―	$	―	$54	$(341)	$59	$39

	Fair Value Measurements Using Significant Unobservable Inputs
							Private
		States &					Equity and
		Political	Other	Covered	Residential	Net	Similar
Year Ended December 31, 2010	Trading	Subdivisions	Securities	Securities	MSRs	Derivatives	Investments

	(Dollars in millions)
Balance at January 1, 2010	$93	$210	$9	$668	$832	$(20)	$281
Total realized and unrealized gains (losses):
Included in earnings:
Interest income	―	―	―	61	―	―	―
Mortgage banking income	―	―	―	―	(138)	246	―
Other noninterest income	(1)	―	―	―	―	―	35
Included in OCI	―	12	(1)	225	―	―	―
Purchases, issuances and settlements	(5)	(87)	(1)	―	136	(251)	(50)
Transfers in and/or out of Level 3	(76)	(16)	―	―	―	―	―
Balance at December 31, 2010	$11	$119	$7	$954	$830	$(25)	$266

Change in unrealized gains (losses)
included in earnings for the period,
attributable to assets and liabilities
still held at December 31, 2010	$(2)	$ ―	$ ―	$61	$(138)	$(25)	$9

BB&T’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of a reporting period. During the year ended December 31, 2012, BB&T did not have any material transfer of securities between levels in the fair value hierarchy. During the year ended December 31, 2011, BB&T transferred certain state and political subdivision securities out of Level 3 as a result of management’s decision to reclassify them from available for sale to held to maturity classification, which is not recorded at fair value. During the year ended December 31, 2010, transfers from Level 3 to Level 2 were the result of increased observable market activity for these securities. There were no gains or losses recognized as a result of the transfers of securities during the years ended December 31, 2012, 2011 or 2010. There were no significant transfers of securities between Level 1 and Level 2 for the years ended December 31, 2012, 2011 or 2010.

The majority of BB&T’s private equity and similar investments are in SBIC qualified funds. The significant investment strategies for these funds primarily focus on equity and subordinated debt investments in privately-held middle market companies. The majority of these investments are not redeemable and distributions are received as the underlying assets of the funds liquidate. The timing of distributions, which are expected to occur on various dates through 2025, is uncertain and dependent on various events such as recapitalizations, refinance transactions and ownership changes among others. Excluding the investment of future funds, BB&T estimates these investments have a weighted average remaining life of approximately three years; however, the timing and amount of distributions may vary significantly. As of December 31, 2012, restrictions on the ability to sell the investments include, but are not limited to, consent of a majority member or general partner approval for transfer of ownership. BB&T’s investments are spread over numerous privately-held middle market companies, and thus the sensitivity to a change in fair value for any single investment is limited. The significant unobservable inputs for these investments are EBITDA multiples that ranged from 5x to 11x, with a weighted average of 7x, at December 31, 2012.

The following table details the fair value and unpaid principal balance of LHFS that were elected to be carried at fair value:

December 31,
		2012			2011
			Aggregate			Aggregate
			Unpaid			Unpaid
		Fair	Principal		Fair	Principal
		Value	Balance	Difference	Value	Balance	Difference

(Dollars in millions)
	LHFS reported at fair value (1)	$3,761	$3,652	$109	$3,736	$3,652	$84

(1)	The change in fair value is reflected in mortgage banking income. Excluding government guaranteed loans, there were no nonaccrual loans or loans 90 days or more past due and still accruing interest.

The following tables provide information about certain financial assets measured at fair value on a nonrecurring basis:

			December 31,
			2012	2011

			(Dollars in millions)
	Assets that are still held (1):
	Impaired loans, excluding covered		$137	$389
	Foreclosed real estate, excluding covered		107	536

		Years Ended December 31,
		2012	2011	2010

		(Dollars in millions)
	Negative valuation adjustments recognized (1):
	Impaired loans, excluding covered	$109	$348	$602
	Foreclosed real estate, excluding covered	180	550	496

(1)	Classified as level 3 assets.

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

Loans receivable: The fair values for loans are estimated using discounted cash flow analyses, applying interest rates currently being offered for loans with similar terms and credit quality, which are deemed to be indicative of orderly transactions in the current market. For commercial loans and leases, discount rates may be adjusted to address additional credit risk on lower risk grade instruments. For residential mortgage and other consumer loans, internal prepayment risk models are used to adjust contractual cash flows. Loans are aggregated into pools of similar terms and credit quality and discounted using a LIBOR based rate. The carrying amounts of accrued interest approximate fair values.

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

Deposit liabilities: The fair values for demand deposits, interest-checking accounts, savings accounts and certain money market accounts are, by definition, equal to the amount payable on demand. Fair values for CDs are estimated using a discounted cash flow calculation that applies current interest rates to aggregate expected maturities. In addition, nonfinancial instruments such as core deposit intangibles are not recorded at fair value. BB&T has developed long-term relationships with its customers through its deposit base and, in the opinion of management, these items add significant value to BB&T.

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

Financial assets and liabilities not recorded at fair value are summarized below:

	Carrying	Total
December 31, 2012	Amount	Fair Value	Level 2	Level 3

	(Dollars in millions)
Financial assets:
Securities held to maturity (1)	$13,594	$13,848	$13,810	$38
Loans and leases, net of ALLL excluding covered loans	109,419	109,621	―	109,621
Covered loans, net of ALLL	3,166	3,661	―	3,661
FDIC loss share receivable	479	149	―	149

Financial liabilities:
Deposits	133,075	133,377	133,377	―
Long-term debt	19,114	20,676	20,676	―

		Carrying
	December 31, 2011	Amount	Fair Value

		(Dollars in millions)
	Financial assets:
	Securities held to maturity (1)	$14,094	$14,098
	Loans and leases, net of ALLL, excluding covered loans	100,495	100,036
	Covered loans, net of ALLL	4,718	5,706
	FDIC loss share receivable	1,100	910

	Financial liabilities:
	Deposits	124,939	125,317
	Long-term debt	21,803	23,001

(1)	Excludes amounts deferred in OCI resulting from the transfer of securities available for sale to held to maturity.

The following is a summary of selected information pertaining to off-balance sheet financial instruments:

	December 31,
	2012		2011
	Notional/		Notional/
	Contract		Contract
	Amount	Fair Value	Amount	Fair Value

	(Dollars in millions)
Commitments to extend, originate or purchase credit	$43,760	$81	$41,575	$73
Residential mortgage loans sold with recourse	1,019	12	1,316	6
Other loans sold with recourse	4,970	13	4,520	15
Letters of credit and financial guarantees written	5,164	30	6,095	27

NOTE 19. Derivative Financial Instruments

The following tables set forth certain information concerning BB&T’s derivative financial instruments and related hedged items as of the periods indicated:

Derivative Classifications and Hedging Relationships

		December 31, 2012				December 31, 2011
	Hedged Item or	Notional	Fair Value			Notional	Fair Value
	Transaction	Amount	Gain (1)		Loss (1)	Amount	Gain (1)		Loss (1)

		(Dollars in millions)
Cash Flow Hedges: (2)
Interest rate contracts:
Pay fixed swaps	3 month LIBOR funding	$6,035	$	―	$(298)	$5,750	$	―	$(307)
Total		6,035		―	(298)	5,750		―	(307)

Net Investment Hedges:
Foreign exchange contracts		―		―	―	73		1	―
Total		―		―	―	73		1	―

Fair Value Hedges:
Interest rate contracts:
Receive fixed swaps and option trades	Long-term debt	800		182	―	2,556		254	―
Pay fixed swaps	Commercial loans	187		―	(7)	98		―	(5)
Pay fixed swaps	Municipal securities	345		―	(153)	355		―	(158)
Total		1,332		182	(160)	3,009		254	(163)

Not Designated as Hedges:
Client-related and other risk management:
Interest rate contracts:
Receive fixed swaps		9,352		687	―	9,176		703	―
Pay fixed swaps		9,464		―	(717)	9,255		―	(730)
Other swaps		2,273		1	(2)	2,450		―	(6)
Option trades		814		23	(26)	1,004		38	(40)
Futures contracts		109		―	―	240		―	―
Risk participations		204		―	―	150		―	―
Foreign exchange contracts		1,005		5	(4)	575		6	(8)
Total		23,221		716	(749)	22,850		747	(784)

Mortgage Banking:
Interest rate contracts:
Receive fixed swaps		114		―	(2)	50		1	―
Pay fixed swaps		―		―	―	16		―	―
Interest rate lock commitments		6,064		55	(1)	4,977		60	(1)
When issued securities, forward rate agreements and forward
	commitments	8,886		10	(19)	7,125		10	(88)
Option trades		70		6	―	70		5	―
Futures contracts		31		―	―	65		1	―
Total		15,165		71	(22)	12,303		77	(89)

MSRs:
Interest rate contracts:
Receive fixed swaps		5,178		110	(27)	5,616		154	(1)
Pay fixed swaps		5,389		7	(94)	4,651		1	(111)
Option trades		14,510		363	(88)	9,640		273	(51)
Futures contracts		30		―	―	38		―	―
When issued securities, forward rate agreements and forward
	commitments	2,406		2	―	3,651		18	―
Total		27,513		482	(209)	23,596		446	(163)
	Total nonhedging derivatives	65,899		1,269	(980)	58,749		1,270	(1,036)
Total Derivatives		$73,266		$1,451	$(1,438)	$67,581		$1,525	$(1,506)

(1)		Derivatives in a gain position are recorded as Other assets and derivatives in a loss position are recorded as Other liabilities on the Consolidated Balance Sheets.
(2)		Cash flow hedges are hedging the first unhedged forecasted settlements associated with the listed hedged item descriptions.

The Effect of Derivative Instruments on the Consolidated Statements of Income
Years Ended December 31, 2012, 2011 and 2010

	Effective Portion
	Pre-tax Gain (Loss)			Location of	Pre-tax Gain (Loss) Reclassified
	Recognized in OCI			Amounts Reclassified	from AOCI into Income
	2012	2011	2010	from AOCI into Income	2012	2011	2010

	(Dollars in millions)
Cash Flow Hedges:
Interest rate contracts	$(84)	$(225)	$(233)	Total interest income	$11	$26	$44
				Total interest expense	(72)	(72)	(29)
					$(61)	$(46)	$15

					Pre-tax Gain (Loss)
				Location of Amounts	Recognized in Income
				Recognized in Income	2012	2011	2010

					(Dollars in millions)
Fair Value Hedges:
Interest rate contracts				Total interest income	$(21)	$(21)	$(19)
				Total interest expense	288	314	179
					$267	$293	$160
Not Designated as Hedges:
Client-related and other risk management:
Interest rate contracts				Other income	$35	$10	$5
Foreign exchange contracts				Other income	9	6	6
Mortgage Banking:
Interest rate contracts				Mortgage banking income	59	(70)	33
MSRs:
Interest rate contracts				Mortgage banking income	128	394	196
					$231	$340	$240

BB&T uses a variety of derivative instruments to manage interest rate and foreign exchange risks. These instruments consist of interest-rate swaps, swaptions, caps, floors, collars, financial forward and futures contracts, when-issued securities, foreign exchange contracts and options written and purchased. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. There are four areas of risk management addressed through the use of derivatives: balance sheet management, mortgage banking operations, MSRs and client-related and other risk management activities. No portion of the change in fair value of the derivative has been excluded from effectiveness testing. The ineffective portion was immaterial for all periods presented.

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

For a qualifying cash flow hedge, the portion of changes in the fair value of the derivatives that has been highly effective is recognized in OCI until the related cash flows from the hedged item are recognized in earnings. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in OCI is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable of occurring during the forecast period or within a short period thereafter, hedge accounting is ceased and any gain or loss included in OCI is reported in earnings immediately. At December 31, 2012, BB&T had $173 million of unrecognized after-tax losses on derivatives classified as cash flow hedges recorded in OCI, compared to $159 million of unrecognized after-tax losses at December 31, 2011.

The estimated amount to be reclassified from OCI into earnings during the next 12 months is a loss totaling approximately $59 million. This includes active hedges and gains and losses related to hedges that were terminated early for which the forecasted transactions are still probable. The proceeds from these terminations were included in cash flows from financing activities.

Fair Value Hedges

BB&T’s fixed rate long-term debt, CDs, FHLB advances, loans and state and political subdivision securities produce exposure to losses in value as interest rates change. The risk management objective for hedging fixed rate assets and liabilities is to convert the fixed rate paid or received to a floating rate. BB&T accomplishes its risk management objective by hedging exposure to changes in fair value of fixed rate financial instruments primarily through the use of swaps. For a qualifying fair value hedge, changes in the value of the derivatives that have been highly effective as hedges are recognized in current period earnings along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged.

During the years ended December 31, 2012 and 2011, BB&T terminated certain fair value hedges related to its long-term debt and municipal securities and received net proceeds of $85 million and $185 million, respectively. When a hedge has been terminated but the hedged item remains outstanding, the proceeds from the termination of these hedges have been reflected as part of the carrying value of the underlying debt/other financial instrument and are being amortized to earnings over its estimated remaining life. The proceeds from these terminations were included in cash flows from financing activities. During the years ended December 31, 2012 and 2011, BB&T recognized pre-tax benefits of $256 million and $205 million, respectively, through reductions of interest expense from previously unwound fair value debt hedges.

Derivatives Not Designated As Hedges

Derivatives not designated as hedges are those that are entered into as either balance sheet risk management instruments or to facilitate client needs. Balance sheet risk management hedges are those hedges that do not qualify to be treated as a cash flow hedge, a fair value hedge or a foreign currency hedge for accounting purposes, but are necessary to economically manage the risk associated with an asset or liability.

This category of hedges includes derivatives that hedge mortgage banking operations and MSRs. For mortgage loans originated for sale, BB&T is exposed to changes in market rates and conditions subsequent to the interest rate lock and funding date. BB&T’s risk management strategy related to its interest rate lock commitment derivatives and LHFS includes using mortgage-based derivatives such as forward commitments and options in order to mitigate market risk. For MSRs, BB&T uses various derivative instruments to mitigate the income statement effect of changes in the fair value of its MSRs. For the year ended December 31, 2012, BB&T recorded a gain of $128 million related to these derivatives, which was offset by a negative $32 million valuation adjustment related to the MSR. For the year ended December 31, 2011, BB&T recorded a gain of $394 million related to these derivatives, which was offset by a negative $341 million valuation adjustment related to the MSR.

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

As of December 31, 2012, BB&T had received cash collateral from dealer counterparties totaling $44 million related to derivatives in a gain position of $40 million and had posted $639 million in cash collateral to dealer counterparties to secure derivatives in a loss position of $650 million. In the event that BB&T’s credit ratings had been downgraded below investment grade, the amount of collateral posted to these counterparties would have increased by $12 million. As of December 31, 2011, BB&T had received cash collateral from dealer counterparties totaling $82 million related to derivatives in a gain position of $79 million and had posted $639 million in cash collateral to dealer counterparties to secure derivatives in a loss position of $669 million. In the event that BB&T’s credit ratings had been downgraded below investment grade, the amount of collateral posted to these counterparties would have increased by $30 million.

After collateral postings are considered, BB&T had no unsecured positions in a gain with dealer counterparties at December 31, 2012, compared to $3 million at December 31, 2011. All of BB&T’s derivative contracts with dealer counterparties settle on a monthly, quarterly or semiannual basis, with daily movement of collateral between counterparties required within established netting agreements. BB&T only transacts with dealer counterparties that are national market makers with strong credit ratings.

Derivatives Credit Risk – Central Clearing Parties

BB&T also clears certain derivatives through central clearing parties that require initial margin collateral, as well as additional collateral for trades in a net loss position. Initial margin collateral requirements are established by central clearing parties on varying bases, with such amounts generally designed to offset the risk of non-payment. Initial margin is generally calculated by applying the maximum loss experienced in value over a specified time horizon to the portfolio of existing trades. As of December 31, 2012, BB&T had posted $111 million in cash collateral, including initial margin, related to the clearing of derivatives in an $11 million net loss position. As of December 31, 2011, BB&T had posted $145 million in cash collateral, including initial margin, related to the clearing of derivatives in a $60 million net loss position. BB&T had no significant unsecured positions in a gain with central clearing parties at December 31, 2012.

NOTE 20. Computation of EPS

BB&T’s basic and diluted EPS calculations are presented in the following table:

	Years Ended December 31,
	2012	2011	2010

	(Dollars in millions, except per share data,
	shares in thousands)
Basic EPS:
Net income available to common shareholders	$1,916	$1,289	$816
Weighted average number of common shares	698,739	696,532	692,489
Basic EPS	$2.74	$1.85	$1.18

Diluted EPS:
Net income available to common shareholders	$1,916	$1,289	$816
Weighted average number of common shares	698,739	696,532	692,489
Add:
Effect of dilutive outstanding equity-based awards	10,138	8,636	8,550
Weighted average number of diluted common shares	708,877	705,168	701,039
Diluted EPS	$2.70	$1.83	$1.16

For the years ended December 31, 2012, 2011 and 2010, the number of anti-dilutive awards was 36.6 million, 40.9 million and 36.8 million shares, respectively.

NOTE 21. Operating Segments

BB&T's operations are divided into six reportable business segments: Community Banking, Residential Mortgage Banking, Dealer Financial Services, Specialized Lending, Insurance Services, and Financial Services. These business segments have been identified based on BB&T’s organizational structure. The segments require unique technology and marketing strategies and offer different products and services through a number of distinct branded LOBs. While BB&T is managed as an integrated organization, individual executive managers are held accountable for the operations of these business segments.

BB&T emphasizes revenue growth by focusing on client service, sales effectiveness and relationship management along with an organizational focus on referring clients between LOBs. The business objective is to provide BB&T’s entire suite of products to our clients with the end goal of providing our clients the best financial experience in the marketplace. The segment results contained herein are presented based on internal management accounting policies that were designed to support these strategic objectives. Unlike financial accounting, there is no comprehensive authoritative body of guidance for management accounting equivalent to GAAP. The performance of the segments is not comparable with BB&T’s consolidated results or with similar information presented by any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities.

The management accounting process uses various estimates and allocation methodologies to measure the performance of the operating segments. To determine financial performance for each segment, BB&T allocates capital, funding charges and credits, an allocated provision for loan and lease losses, certain noninterest expenses and income tax provisions to each segment, as applicable. To promote revenue growth, certain revenues of Residential Mortgage Banking, Specialized Lending, Insurance Services, Financial Services and other segments are reflected in noninterest income in the individual segment results and also allocated to Community Banking and Financial Services. These allocated revenues are reflected in intersegment net referral fees and eliminated in Other, Treasury & Corporate. Additionally certain client groups of the Community Bank have also been identified as clients of other LOBs within the business segments. These client groups include the commercial clients being serviced within the Commercial Finance LOB that is part of the Specialized Lending segment and the identified wealth and private banking clients of the Wealth Division within the Financial Services segment. The net interest income and associated net FTP associated with these customers’ loans and deposits is accounted for in the Community Bank in the respective line categories of net interest income (expense) and net intersegment interest income (expense). For the Commercial Finance LOB and the Wealth Division, their NIM and net intersegment interest income has been combined in the net intersegment interest income (expense) line with an appropriate offsetting amount to the Other, Treasury, and Corporate line item to ensure consolidated totals reflect the Company’s total NIM for loans and deposits. Allocation methodologies are subject to periodic adjustment as the internal management accounting system is revised and business or product lines within the segments change. Also, because the development and application of these methodologies is a dynamic process, the financial results presented may be periodically revised.

BB&T utilizes an FTP system to eliminate the effect of interest rate risk from the segments’ net interest income because such risk is centrally managed within the Treasury function. The FTP system credits or charges the segments with the economic value or cost of the funds the segments create or use. The FTP system provides a funds credit for sources of funds and a funds charge for the use of funds by each segment. The net FTP credit or charge, which includes intercompany interest income and expense, is reflected as net intersegment income (expense) in the accompanying tables.

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

BB&T allocates expenses to the reportable segments based on various methodologies, including volume and amount of loans and deposits and the number of full-time equivalent employees. Allocation systems are refined from time to time along with further identification of certain cost pools. These cost pools and refinements are implemented to provide for improved managerial reporting of cost to the appropriate business segments. A portion of corporate overhead expense is not allocated, but is retained in corporate accounts and reflected as Other, Treasury & Corporate in the accompanying tables. The majority of depreciation expense is recorded in support units and allocated to the segments as part of allocated corporate expense. Income taxes are allocated to the various segments based on taxable income and statutory rates applicable to the segment.

Community Banking

Community Banking serves individual and business clients by offering a variety of loan and deposit products and other financial services. Community Banking is primarily responsible for serving client relationships and, therefore, is credited with certain revenue from the Residential Mortgage Banking, Financial Services, Insurance Services, Specialized Lending, and other segments, which is reflected in net referral fees.

Residential Mortgage Banking

Residential Mortgage Banking retains and services mortgage loans originated by Community Banking as well as those purchased from various correspondent originators. Mortgage loan products include fixed and adjustable rate government and conventional loans for the purpose of constructing, purchasing or refinancing residential properties. Substantially all of the properties are owner occupied. BB&T generally retains the servicing rights to loans sold. Residential Mortgage Banking earns interest on loans held in the warehouse and portfolio, earns fee income from the origination and servicing of mortgage loans and recognizes gains or losses from the sale of mortgage loans.

Dealer Financial Services

Dealer Financial Services originates loans to consumers on a prime and nonprime basis for the purchase of automobiles. Such loans are originated on an indirect basis through approved franchised and independent automobile dealers throughout the BB&T market area and nationally through Regional Acceptance Corporation. This segment also originates loans for the purchase of boats and recreational vehicles originated through dealers in BB&T’s market area. In addition, financing and servicing to dealers for their inventories is provided through a joint relationship between Dealer Financial Services and Community Banking.

Specialized Lending

BB&T's Specialized Lending consists of eight LOBs that provide specialty finance products to consumers and businesses. These LOBs are a combination of LOBs and operating subsidiaries of either the Company or Branch Bank. The LOBs include Commercial Finance, which contains commercial finance and mortgage warehouse lending, and Governmental Finance, which is responsible for tax-exempt government finance. Operating subsidiaries include BB&T Equipment Finance, which provides equipment leasing largely within BB&T’s banking footprint; Sheffield Financial, a division of BB&T FSB (merged into Branch Bank on January 1, 2013), a dealer-based financer of equipment for both small businesses and consumers; Lendmark Financial Services, a direct consumer finance lending company; Prime Rate Premium Finance Corporation, which includes AFCO and CAFO, insurance premium finance LOBs that provide funding to businesses in the United States and Canada and to consumers in certain markets within BB&T’s banking footprint; and Grandbridge, a full-service commercial mortgage banking lender providing loans on a national basis. Branch Bank clients as well as nonbank clients within and outside BB&T’s primary geographic market area are served by these eight LOBs. The Community Banking segment receives credit for referrals to these LOBs with the corresponding charge retained as part of Other, Treasury & Corporate in the accompanying tables.

Insurance Services

BB&T's insurance agency / brokerage network is the eighth largest in the world. Insurance Services provides property and casualty, life and health insurance to businesses and individuals. It also provides small business and corporate services, such as workers compensation and professional liability, as well as surety coverage and title insurance. In addition, Insurance Services underwrites a limited amount of property and casualty coverage. Community Banking and Financial Services receive credit for insurance commissions on referred accounts, with the corresponding charge retained in the corporate office, which is reflected as part of Other, Treasury & Corporate in the accompanying tables.

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

Financial Services includes a full-service brokerage and investment banking firm that provides services in retail brokerage, equity and debt underwriting, investment advice, corporate finance and equity research and facilitates the origination, trading and distribution of fixed-income securities and equity products in both the public and private capital markets. Financial

Services also has a public finance department that provides investment banking services, financial advisory services and municipal bond financing to a variety of regional taxable and tax-exempt issuers.

Financial Services includes a group of BB&T-sponsored private equity and mezzanine investment funds that invests in privately owned middle-market operating companies to facilitate growth or ownership transition while leveraging the Community Banking network for referrals and other bank services. Financial Services also includes the Corporate Banking Division that originates and services large corporate relationships, syndicated lending relationships and client derivatives. Community Banking receives an interoffice credit for referral fees, with the corresponding charge reflected as part of Other, Treasury & Corporate in the accompanying tables. Also captured within the net intersegment interest income for Financial Services is the NIM for the loans and deposits assigned to the Wealth Management Division that are housed in the Community Bank.

Other, Treasury & Corporate

Other, Treasury & Corporate is the combination of the Other segment that represents operating entities that do not meet the quantitative or qualitative thresholds for disclosure; BB&T’s Treasury function, which is responsible for the management of the securities portfolios, overall balance sheet funding and liquidity, and overall management of interest rate risk; the corporate support functions that have not been allocated to the business segments; merger-related charges or credits that are incurred as part of acquisition and conversion of acquired entities; nonrecurring charges that are considered to be unusual in nature or infrequent and not reflective of the normal operations of the segments; and intercompany eliminations including intersegment net referral fees and net intersegment interest income (expense).

The substantial majority of the loan portfolio acquired in the Colonial acquisition is covered by loss sharing agreements with the FDIC and is managed outside of the Community Banking segment. The assets and related interest income from this loan portfolio have an expected finite business life and are therefore included in the Other, Treasury & Corporate segment. Results for BankAtlantic were included in the Other, Treasury & Corporate segment until the system conversion in October 2012. Historically, performance results of bank acquisitions prior to system conversion are reported in this segment and on a post-conversion date are reported in the Community Banking segment.

The following table discloses selected financial information with respect to BB&T's reportable business segments for the years indicated:

BB&T Corporation
Reportable Segments
Years Ended December 31, 2012, 2011 and 2010

	Community Banking			Residential Mortgage Banking			Dealer Financial Services			Specialized Lending
	2012	2011	2010	2012	2011	2010	2012	2011	2010	2012	2011	2010

	(Dollars in millions)
Net interest income (expense)	$2,086	$1,937	$1,771	$1,148	$1,025	$981	$845	$852	$858	$701	$636	$591
Net intersegment interest income (expense)	1,342	1,642	2,033	(776)	(734)	(721)	(216)	(270)	(344)	(154)	(171)	(184)
Segment net interest income	3,428	3,579	3,804	372	291	260	629	582	514	547	465	407

Allocated provision for loan and lease losses	666	589	1,801	95	320	553	164	125	93	137	72	110
Noninterest income	1,125	1,016	1,200	753	349	457	7	7	4	228	211	176
Intersegment net referral fees (expense)	182	132	146	(1)	―	―	―	―	―	―	―	―
Noninterest expense	1,828	2,354	2,373	388	296	254	101	90	90	256	233	218
Amortization of intangibles	37	47	66	―	―	―	1	1	1	5	6	6
Allocated corporate expenses	1,025	899	799	54	48	33	36	37	37	79	72	62
Income (loss) before income taxes	1,179	838	111	587	(24)	(123)	334	336	297	298	293	187
Provision (benefit) for income taxes	427	302	35	221	(9)	(46)	126	127	112	63	58	19
Segment net income (loss)	$752	$536	$76	$366	$(15)	$(77)	$208	$209	$185	$235	$235	$168

Identifiable segment assets (period end)	$62,945	$61,072	$63,244	$29,391	$25,471	$22,183	$10,264	$9,874	$9,418	$18,907	$16,766	$14,945

	Insurance Services			Financial Services			Other, Treasury and Corporate (1)			Total BB&T Corporation
	2012	2011	2010	2012	2011	2010	2012	2011	2010	2012	2011	2010

	(Dollars in millions)
Net interest income (expense)	$3	$3	$3	$119	$107	$99	$955	$947	$1,017	$5,857	$5,507	$5,320
Net intersegment interest income (expense)	3	4	6	332	267	215	(531)	(738)	(1,005)	―	―	―
Segment net interest income	6	7	9	451	374	314	424	209	12	5,857	5,507	5,320

Allocated provision for loan and lease losses	―	―	―	10	(1)	45	(15)	85	36	1,057	1,190	2,638
Noninterest income	1,365	1,040	1,033	725	694	657	(383)	(204)	430	3,820	3,113	3,957
Intersegment net referral fees (expense)	―	―	―	29	20	16	(210)	(152)	(162)	―	―	―
Noninterest expense	1,015	786	774	641	574	527	1,489	1,370	1,312	5,718	5,703	5,548
Amortization of intangibles	61	42	45	3	3	3	3	―	1	110	99	122
Allocated corporate expenses	82	72	68	94	75	39	(1,370)	(1,203)	(1,038)	―	―	―
Income (loss) before income taxes	213	147	155	457	437	373	(276)	(399)	(31)	2,792	1,628	969
Provision (benefit) for income taxes	69	46	52	171	164	139	(313)	(392)	(196)	764	296	115
Segment net income (loss)	$144	$101	$103	$286	$273	$234	$37	$(7)	$165	$2,028	$1,332	$854

Identifiable segment assets (period end)	$3,297	$2,350	$2,294	$9,184	$7,413	$6,053	$49,884	$51,633	$38,944	$183,872	$174,579	$157,081

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 28, 2013:

BB&T Corporation
(Registrant)

/s/ Kelly S. King
Kelly S. King
Chairman and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 28, 2013:

/s/ Kelly S. King
Kelly S. King
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Daryl N. Bible
Daryl N. Bible
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Cynthia B. Powell
Cynthia B. Powell
Executive Vice President and
Corporate Controller
(Principal Accounting Officer)

A Majority of the Directors of the Registrant are included:

/s/ Kelly S. King	/s/ Nido R. Qubein

Kelly S. King	Nido R. Qubein
Chairman and Chief Executive Officer	Director

/s/ John A. Allison IV

John A. Allison IV	Tollie W. Rich, Jr.
Director	Director

/s/ Jennifer S. Banner	/s/ Thomas E. Skains

Jennifer S. Banner	Thomas E. Skains
Director	Director

/s/ K. David Boyer Jr.

K. David Boyer Jr.	Thomas N. Thompson
Director	Director

/s/ Anna R. Cablik	/s/ Edwin H. Welch, Ph.D.

Anna R. Cablik	Edwin H. Welch, Ph.D.
Director	Director

/s/ Ronald E. Deal	/s/ Stephen T. Williams

Ronald E. Deal	Stephen T. Williams
Director	Director

/s/ James A. Faulkner

James A. Faulkner
Director

/s/ I. Patricia Henry

I. Patricia Henry
Director

/s/ John P. Howe III, M.D.

John P. Howe III, M.D.
Director

/s/ Eric C. Kendrick

Eric C. Kendrick
Director

/s/ Dr. Louis B. Lynn

Dr. Louis B. Lynn
Director

/s/ Edward C. Milligan

Edward C. Milligan
Director

/s/ Charles A. Patton

Charles A. Patton
Director

EXHIBIT INDEX

Exhibit No.	Description	Location
2.1	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Colonial Bank, Montgomery, Alabama, the Federal Deposit Insurance Corporation and Branch Banking and Trust Company, dated as of August 14, 2009.	Incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed August 17, 2009.
3(i)	Articles of Incorporation of the Registrant, as Restated February 25, 2009, and amended May 10, 2010, April 27, 2012, July 24, 2012 and October 26, 2012.	Incorporated herein by reference to Exhibit 3 (i) of the Quarterly Report on Form 10-Q, filed November 2, 2012.
3(ii)	Bylaws of the Registrant, as amended February 21, 2012.	Incorporated herein by reference to Exhibit 3(ii) of the Current Report on Form 8-K, filed February 24, 2012.
4.1	Articles of Incorporation of the Registrant, as Restated February 25, 2009 and amended May 10, 2010, April 27, 2012, July 24, 2012 and October 26, 2012.	Incorporated herein by reference to Exhibit 3 (i) of the Quarterly Report on Form 10-Q, filed November 2, 2012.
4.2	Articles of Incorporation of the Registrant, as Restated February 25, 2009 and amended May 10, 2010, April 27, 2012, July 24, 2012 and October 26, 2012.	Incorporated herein by reference to Exhibit 3 (i) of the Quarterly Report on Form 10-Q, filed November 2, 2012.
4.3	Indenture Regarding Senior Securities (including form of Senior Debt Security) between Registrant and U.S. Bank National Association (as successor in interest to State Street Bank and Trust Company), as trustee, dated as of May 24, 1996.	Incorporated herein by reference to Exhibit 4(c) of Form S-3 Registration Statement No. 333-02899.
4.4	First Supplemental Indenture, dated May 4, 2009, to the Indenture Regarding Senior Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed May 4, 2009.
4.5	Indenture Regarding Subordinated Securities (including Form of Subordinated Debt Security) between the Registrant and U.S. Bank National Association (as successor in interest to State Street Bank and Trust Company), as trustee, dated as of May 24, 1996.	Incorporated herein by reference to Exhibit 4(d) of Form S-3 Registration Statement No. 333-02899.
4.6	First Supplemental Indenture, dated as of December 23, 2003, to the Indenture Regarding Subordinated Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.5 of the Annual Report on Form 10-K, filed February 27, 2009.
4.7	Second Supplemental Indenture, dated as of September 24, 2004, to the Indenture Regarding Subordinated Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.7 of the Annual Report on Form 10-K, filed February 26, 2010.
4.8	Third Supplemental Indenture, dated May 4, 2009, to the Indenture Regarding Subordinated Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.6 of the Current Report on Form 8-K, filed May 4, 2009.
10.1*	BB&T Corporation Amended and Restated Non-Employee Directors’ Deferred Compensation and Stock Option Plan (amended and restated January 1, 2005).	Incorporated herein by reference to Exhibit 10.1 of the Annual Report on Form 10-K, filed February 28, 2008.

10.2*†	Form of Non-Employee Director Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated Non-Employee Directors’ Deferred Compensation and Stock Option Plan.	Incorporated herein by reference to Exhibit 10.2 of the Annual Report on Form 10-K, filed February 25, 2011.
10.3*	BB&T Corporation 1995 Omnibus Stock Incentive Plan (as amended and restated through February 25, 2003).	Incorporated herein by reference to Exhibit 99 of Form S-8 Registration Statement No. 333-116502.
10.4*	2008 Declaration of Amendment to BB&T Corporation 1995 Omnibus Stock Incentive Plan.	Incorporated herein by reference to Exhibit 10.2.a of the Annual Report on Form 10-K, filed February 27, 2009.
10.5*	409A Declaration of Amendment to BB&T Corporation 1995 Omnibus Stock Incentive Plan.	Incorporated herein by reference to Exhibit 10.2.b of the Annual Report on Form 10-K, filed February 27, 2009.
10.6*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation 1995 Omnibus Stock Incentive Plan, as amended and restated.	Incorporated herein by reference to Exhibit 10.5 of the Annual Report on Form 10-K, filed February 25, 2011.
10.7*	BB&T Corporation Amended and Restated 2004 Stock Incentive Plan, as amended (as amended through February 24, 2009).	Incorporated herein by reference to the Appendix to the Proxy Statement for the 2009 Annual Meeting of Shareholders on Schedule 14A, filed March 13, 2009.
10.8*	Form of Restricted Stock Unit Agreement (Performance-Based Vesting Component) for Executive Officers under the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (June 2010 Performance Award).	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed June 25, 2010.
10.9*	Form of Performance Unit Award Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (3-Year Vesting).	Incorporated herein by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q, filed May 7, 2010.
10.10*	Form of Non-Employee Director Restricted Stock Unit Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (5-Year Vesting).	Incorporated herein by reference to Exhibit 10.6 of the Annual Report on Form 10-K, filed February 28, 2008.
10.11*	Form of Non-Employee Director Restricted Stock Unit Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting).	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed May 7, 2010.
10.12*	Form of Non-Employee Director Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (5-Year Vesting).	Incorporated herein by reference to Exhibit 10.7 of the Annual Report on Form 10-K, filed February 28, 2008.
10.13*	Form of Non-Employee Director Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting).	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed May 7, 2010.

10.14*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (5-Year Vesting).	Incorporated herein by reference to Exhibit 10.8 of the Annual Report on Form 10-K, filed February 28, 2008.
10.15*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting).	Incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q, filed May 7, 2010.
10.16*	Form of Restricted Stock Unit Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (5-Year Vesting).	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 8, 2009.
10.17*	Form of Restricted Stock Unit Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting).	Incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q, filed May 7, 2010.
10.18*	BB&T Corporation Amended and Restated Short-term Incentive Plan.	Incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K, filed February 27, 2009.
10.19*	First Amendment to BB&T Corporation Short-term Incentive Plan (January 1, 2009 Restatement).	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 7, 2010.
10.20*	Southern National Deferred Compensation Plan for Key Executives including amendments.	Incorporated herein by reference to Exhibit 10.21 of the Annual Report on Form 10-K, filed February 25, 2011.
10.21*	BB&T Corporation Target Pension Plan.	Incorporated herein by reference to Exhibit 10.13 of the Annual Report on Form 10-K, filed February 27, 2009.
10.22*	First Amendment to the BB&T Corporation Target Pension Plan.	Incorporated herein by reference to Exhibit 10.23 of the Annual Report on Form 10-K, filed February 25, 2011.
10.23*†	Second Amendment to the BB&T Corporation Target Pension Plan.	Incorporated herein by reference to Exhibit 10.24 of the Annual Report on Form 10-K, filed February 25, 2011.
10.24*†	Third Amendment to the BB&T Corporation Target Pension Plan.	Incorporated herein by reference to Exhibit 10.25 of the Annual Report on Form 10-K, filed February 25, 2011.
10.25*	BB&T Corporation Non-Qualified Defined Benefit Plan.	Incorporated herein by reference to Exhibit 10.14 of the Annual Report on Form 10-K, filed February 27, 2009.
10.26*	First Amendment to the BB&T Corporation Non-Qualified Defined Benefit Plan.	Incorporated herein by reference to Exhibit 10.25 of the Annual Report on Form 10-K, filed February 25, 2011.

10.27*†	Second Amendment to the BB&T Corporation Non-Qualified Defined Benefit Plan.	Incorporated herein by reference to Exhibit 10.28 of the Annual Report on Form 10-K, filed February 25, 2011.
10.28*†	Third Amendment to the BB&T Corporation Non-Qualified Defined Benefit Plan.	Incorporated herein by reference to Exhibit 10.29 of the Annual Report on Form 10-K, filed February 25, 2011.
10.29*	BB&T Corporation Non-Qualified Defined Contribution Plan.	Incorporated herein by reference to Exhibit 10.15 of the Annual Report on Form 10-K, filed February 27, 2009.
10.30*	BB&T Corporation Non-Qualified Deferred Compensation Trust Amended and Restated effective November 1, 2001 (including amendments).	Incorporated herein by reference to Exhibit 10.16 of the Annual Report on Form 10-K, filed February 27, 2009.
10.31*	BB&T Corporation Non-Qualified Deferred Compensation Trust Amended and Restated effective November 1, 2001 (including amendments).	Incorporated herein by reference to Exhibit 10.17 of the Annual Report on Form 10-K, filed February 28, 2008.
10.32*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting with Clawback Provision).	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 4, 2012.
10.33*	Form of Employee Restricted Stock Unit Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting with Clawback Provision).	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed May 4, 2012.
10.34*	Form of Performance Unit Award Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (3-Year Vesting 2012 - 2014).	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed May 4, 2012.
10.35*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed August 7, 2012.
10.36*	Form of Employee Restricted Stock Unit Agreement for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed August 7, 2012.
10.37*	Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Kelly S. King dated as of December 19, 2012.	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed December 19, 2012.
10.38*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Christopher L. Henson.	Incorporated herein by reference to Exhibit 10.21 of the Annual Report on Form 10-K, filed February 27, 2009.
10.39*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Daryl N. Bible.	Incorporated herein by reference to Exhibit 10.22 of the Annual Report on Form 10-K, filed February 27, 2009.

10.40*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Ricky K. Brown.	Incorporated herein by reference to Exhibit 10.23 of the Annual Report on Form 10-K, filed February 27, 2009.
10.41*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Barbara F. Duck.	Incorporated herein by reference to Exhibit 10.24 of the Annual Report on Form 10-K, filed February 27, 2009.
10.42*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Donna C. Goodrich.	Incorporated herein by reference to Exhibit 10.25 of the Annual Report on Form 10-K, filed February 27, 2009.
10.43*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Robert E. Greene.	Incorporated herein by reference to Exhibit 10.26 of the Annual Report on Form 10-K, filed February 27, 2009.
10.44*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Clarke R. Starnes, III.	Incorporated herein by reference to Exhibit 10.27 of the Annual Report on Form 10-K, filed February 27, 2009.
10.45*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Steven B. Wiggs.	Incorporated herein by reference to Exhibit 10.28 of the Annual Report on Form 10-K, filed February 27, 2009.
10.46*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and C. Leon Wilson, III.	Incorporated herein by reference to Exhibit 10.29 of the Annual Report on Form 10-K, filed February 27, 2009.
10.47*	2012 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Cynthia A. Williams	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed November 2, 2012.
10.48*	2012 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and William R. Yates	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed November 2, 2012.
11	Statement re computation of earnings per share	Filed herewith as Note 20 to the consolidated financial statements.
12†	Statement re computation of ratios	Filed herewith.
21†	Subsidiaries of the Registrant	Filed herewith.
22	Proxy Statement for the Annual Meeting of Shareholders	Future filing incorporated herein by reference pursuant to General Instruction G(3).
23†	Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.
101.INS	XBRL Instance Document.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.

*	Management compensatory plan or arrangement.
†	Exhibit filed with the SEC and available upon request.