Form 10-Q
period 2013-03-31
BB&T CORP
filed 2013-05-02
CIK 92230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

  FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  [  ]   No  [X]

At April 30, 2013, 701,690,809 shares of the Registrant’s common stock, $5 par value, were outstanding.

BB&T CORPORATION
FORM 10-Q
March 31, 2013
INDEX

		Page No.
PART I
Item 1.	Financial Statements
	Consolidated Balance Sheets (Unaudited)	5
	Consolidated Statements of Income (Unaudited)	6
	Consolidated Statements of Comprehensive Income (Unaudited)	7
	Consolidated Statements of Changes in Shareholders' Equity (Unaudited)	8
	Consolidated Statements of Cash Flows (Unaudited)	9
	Notes to Consolidated Financial Statements (Unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item 3.	Quantitative and Qualitative Disclosures About Market Risk (see Market Risk Management)	69
Item 4.	Controls and Procedures	69
PART II
Item 1.	Legal Proceedings	69
Item 1A.	Risk Factors	69
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70
Item 3.	Defaults Upon Senior Securities - (not applicable.)
Item 4.	Mine Safety Disclosures - (not applicable.)
Item 5.	Other Information - (none to be reported.)
Item 6.	Exhibits	70
2

Glossary of Defined Terms

The following terms may be used throughout this Report, including the consolidated financial statements and related notes.

Term	Definition
2004 Plan	2004 Stock Incentive Plan
2006 Repurchase Plan	Plan for the repurchase of up to 50 million shares of BB&T’s common stock
2012 Plan	2012 Incentive Plan
ADC	Acquisition, development and construction
ACL	Allowance for credit losses
AFS	Available-for-sale
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income (loss)
BankAtlantic	BankAtlantic, a federal savings association acquired by BB&T from BankAtlantic Bancorp, Inc.
Basel III	Global regulatory standards on bank capital adequacy and liquidity published by the BCBS
BB&T	BB&T Corporation and subsidiaries
BCBS	Basel Committee on Bank Supervision
BHC	Bank holding company
BHCA	Bank Holding Company Act of 1956, as amended
Branch Bank	Branch Banking and Trust Company
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CDI	Core deposit intangible assets
CFPB	Consumer Financial Protection Bureau
Colonial	Collectively, certain assets and liabilities of Colonial Bank acquired by BB&T in 2009
Company	BB&T Corporation and subsidiaries (interchangeable with "BB&T" above)
Council	Financial Stability Oversight Council
CRA	Community Reinvestment Act of 1977
CRE	Commercial real estate
Crump Insurance	The life and property and casualty insurance operations acquired from the Crump Group
DIF	Deposit Insurance Fund administered by the FDIC
Directors’ Plan	Non-Employee Directors’ Stock Option Plan
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings per common share
EU	European Union
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FINRA	Financial Industry Regulatory Authority
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
FTE	Fully taxable-equivalent
FTP	Funds transfer pricing
GAAP	Accounting principles generally accepted in the United States of America
GNMA	Government National Mortgage Association
Grandbridge	Grandbridge Real Estate Capital, LLC
GSE	U.S. government-sponsored enterprise
HTM	Held-to-maturity
IMLAFA	International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001
IPV	Independent price verification
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association, Inc.
LHFS	Loans held for sale
3

Term	Definition
LIBOR	London Interbank Offered Rate
LOB	Line of business
MRLCC	Market Risk, Liquidity and Capital Committee
MSR	Mortgage servicing right
MSRB	Municipal Securities Rulemaking Board
NIM	Net interest margin
NPA	Nonperforming asset
NPL	Nonperforming loan
NPR	Notice of Proposed Rulemaking
NYSE	NYSE Euronext, Inc.
OAS	Option adjusted spread
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
Omnibus Plan	1995 Omnibus Stock Incentive Plan
OREO	Other real estate owned
OTS	Office of Thrift Supervision
OTTI	Other-than-temporary impairment
Parent Company	BB&T Corporation, the parent company of Branch Bank and other subsidiaries
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
Peer Group	Financial holding companies included in the industry peer group index
Reform Act	Federal Deposit Insurance Reform Act of 2005
RMBS	Residential mortgage-backed securities
RMO	Risk Management Organization
RSU	Restricted stock unit
RUFC	Reserve for unfunded lending commitments
S&P	Standard & Poor's
SBIC	Small Business Investment Company
SCAP	Supervisory Capital Assessment Program
SEC	Securities and Exchange Commission
Short Term Borrowings	Federal funds purchased, securities sold under repurchase agreements and other short-term borrowed funds with original maturities of less than one year
Simulation	Interest sensitivity simulation analysis
TBA	To be announced
TDR	Troubled debt restructuring
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
UPB	Unpaid principal balance
VA	U.S. Department of Veterans Affairs
VaR	Value-at-risk
VIE	Variable interest entity
4

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share data, shares in thousands)

	March 31,	December 31,
	2013	2012
Assets
Cash and due from banks	$1,322	$1,972
Interest-bearing deposits with banks	1,588	1,659
Federal funds sold and securities purchased under resale agreements or similar
arrangements	302	122
Segregated cash due from banks	2	36
Trading securities at fair value	627	497
AFS securities at fair value ($1,583 and $1,591 covered by FDIC loss
share at March 31, 2013 and December 31, 2012, respectively)	24,170	25,137
HTM securities (fair value of $13,295 and $13,848 at March 31, 2013
and December 31, 2012, respectively)	13,119	13,594
LHFS at fair value	3,432	3,761
Loans and leases ($3,005 and $3,294 covered by FDIC loss share at March 31,
2013 and December 31, 2012, respectively)	114,196	114,603
ALLL	(1,975)	(2,018)
Loans and leases, net of ALLL	112,221	112,585

FDIC loss share receivable	368	479
Premises and equipment	1,880	1,888
Goodwill	6,823	6,804
Core deposit and other intangible assets	647	673
Residential MSRs at fair value	735	627
Other assets ($272 and $297 of foreclosed property and other assets covered by FDIC
loss share at March 31, 2013 and December 31, 2012, respectively)	13,601	14,038
Total assets	$180,837	$183,872

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$33,236	$32,452
Interest-bearing deposits	98,116	100,623
Total deposits	131,352	133,075

Short-term borrowings	3,239	2,864
Long-term debt	18,316	19,114
Accounts payable and other liabilities	6,701	7,596
Total liabilities	159,608	162,649

Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $5 par, liquidation preference of $25,000 per share	2,116	2,116
Common stock, $5 par	3,507	3,499
Additional paid-in capital	5,975	5,973
Retained earnings	10,178	10,129
AOCI, net of deferred income taxes	(612)	(559)
Noncontrolling interests	65	65
Total shareholders’ equity	21,229	21,223
Total liabilities and shareholders’ equity	$180,837	$183,872

Common shares outstanding	701,440	699,728
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	87	87
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in millions, except per share data, shares in thousands)

	Three Months Ended
	March 31,
	2013	2012
Interest Income
Interest and fees on loans and leases	$1,433	$1,502
Interest and dividends on securities	215	234
Interest on other earning assets	11	7
Total interest income	1,659	1,743
Interest Expense
Interest on deposits	86	121
Interest on short-term borrowings	1	1
Interest on long-term debt	150	185
Total interest expense	237	307
Net Interest Income	1,422	1,436
Provision for credit losses	272	288
Net Interest Income After Provision for Credit Losses	1,150	1,148
Noninterest Income
Insurance income	365	271
Mortgage banking income	180	216
Service charges on deposits	138	137
Investment banking and brokerage fees and commissions	94	89
Bankcard fees and merchant discounts	59	54
Checkcard fees	47	43
Trust and investment advisory revenues	48	45
Income from bank-owned life insurance	28	30
FDIC loss share income, net	(59)	(57)
Other income	78	52
Securities gains (losses), net
Realized gains (losses), net	23	(4)
OTTI charges	―	(3)
Non-credit portion recognized in OCI	―	(2)
Total securities gains (losses), net	23	(9)
Total noninterest income	1,001	871
Noninterest Expense
Personnel expense	817	730
Occupancy and equipment expense	171	153
Loan-related expense	58	63
Foreclosed property expense	18	92
Regulatory charges	35	41
Professional services	36	35
Software expense	38	32
Amortization of intangibles	27	22
Merger-related and restructuring charges, net	5	12
Other expense	209	205
Total noninterest expense	1,414	1,385
Earnings
Income before income taxes	737	634
Provision for income taxes	481	189
Net income	256	445
Noncontrolling interests	16	14
Dividends on preferred stock	30	―
Net income available to common shareholders	$210	$431
EPS
Basic	$0.30	$0.62
Diluted	$0.29	$0.61
Cash dividends declared	$0.23	$0.20

Weighted Average Shares Outstanding
Basic	700,275	697,685
Diluted	711,020	707,369

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended
	March 31,
	2013	2012

Net income	$256	$445
OCI, net of tax:
Change in unrecognized net pension and postretirement costs	14	11
Change in unrealized net gains (losses) on cash flow hedges	7	1
Change in unrealized net gains (losses) on AFS securities	(61)	125
Change in FDIC's share of unrealized (gains) losses on AFS securities	(13)	(42)
Other, net	―	2
Total OCI	(53)	97
Total comprehensive income	$203	$542

Income Tax Effect of Items Included in OCI:
Change in unrecognized net pension and postretirement costs	$9	$7
Change in unrealized net gains (losses) on cash flow hedges	3	―
Change in unrealized net gains (losses) on AFS securities	(37)	77
Change in FDIC's share of unrealized (gains) losses on AFS securities	(9)	(26)
Other, net	―	―

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
Three Months Ended March 31, 2013 and 2012
(Dollars in millions, shares in thousands)

	Shares of				Additional				Total
	Common	Preferred		Common	Paid-In	Retained		Noncontrolling	Shareholders’
	Stock	Stock		Stock	Capital	Earnings	AOCI	Interests	Equity
Balance, January 1, 2012	697,143	$	―	$3,486	$5,873	$8,772	$(713)	$62	$17,480
Add (Deduct):
Net income	―		―	―	―	431	―	14	445
Net change in OCI	―		―	―	―	―	97	―	97
Stock transactions:
In connection with equity awards	1,794		―	9	(3)	―	―	―	6
Shares repurchased in connection with equity awards	(497)		―	(3)	(12)	―	―	―	(15)
In connection with dividend reinvestment plan	14		―	―	―	―	―	―	―
Cash dividends declared on common stock	―		―	―	―	(140)	―	―	(140)
Equity-based compensation expense	―		―	―	25	―	―	―	25
Other, net	―		―	―	(3)	1	―	(14)	(16)
Balance, March 31, 2012	698,454	$	―	$3,492	$5,880	$9,064	$(616)	$62	$17,882

Balance, January 1, 2013	699,728		$2,116	$3,499	$5,973	$10,129	$(559)	$65	$21,223
Add (Deduct):
Net income	―		―	―	―	240	―	16	256
Net change in OCI	―		―	―	―	―	(53)	―	(53)
Stock transactions:
In connection with equity awards	2,438		―	12	(5)	―	―	―	7
Shares repurchased in connection with equity awards	(726)		―	(4)	(18)	―	―	―	(22)
Cash dividends declared on common stock	―		―	―	―	(161)	―	―	(161)
Cash dividends declared on preferred stock	―		―	―	―	(30)	―	―	(30)
Equity-based compensation expense	―		―	―	25	―	―	―	25
Other, net	―			―	―	―	―	(16)	(16)
Balance, March 31, 2013	701,440		$2,116	$3,507	$5,975	$10,178	$(612)	$65	$21,229

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)
	Three Months Ended
	March 31,
	2013	2012
Cash Flows From Operating Activities:
Net income	$256	$445
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	272	288
Depreciation	74	64
Amortization of intangibles	27	22
Equity-based compensation	25	25
(Gain) loss on securities, net	(23)	9
Net write-downs/losses on foreclosed property	8	59
Net change in operating assets and liabilities:
Segregated cash due from banks	34	―
LHFS	332	1,214
FDIC loss share receivable	99	105
Other assets	247	52
Accounts payable and other liabilities	(750)	(288)
Other, net	(136)	(122)
Net cash from operating activities	465	1,873

Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	421	109
Proceeds from maturities, calls and paydowns of AFS securities	1,668	851
Purchases of AFS securities	(1,226)	(2,859)
Proceeds from maturities, calls and paydowns of HTM securities	1,190	1,021
Purchases of HTM securities	(724)	(412)
Originations and purchases of loans and leases, net of principal collected	57	(1,196)
Net cash for acquisitions	(6)	―
Purchases of premises and equipment	(56)	(21)
Proceeds from sales of foreclosed property or OREO	92	238
Other, net	43	14
Net cash from investing activities	1,459	(2,255)

Cash Flows From Financing Activities:
Net change in deposits	(1,723)	(782)
Net change in short-term borrowings	375	(130)
Proceeds from issuance of long-term debt	10	1,058
Repayment of long-term debt	(766)	(9)
Net cash from common stock transactions	(15)	(9)
Cash dividends paid on common stock	(301)	(112)
Cash dividends paid on preferred stock	(30)	―
Other, net	(15)	74
Net cash from financing activities	(2,465)	90
Net Change in Cash and Cash Equivalents	(541)	(292)
Cash and Cash Equivalents at Beginning of Period	3,753	4,344
Cash and Cash Equivalents at End of Period	$3,212	$4,052

Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the period for:
Interest	$234	$310
Income taxes	91	60
Noncash investing activities:
Transfers of loans to foreclosed property	62	149

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. Basis of Presentation

See the Glossary of Defined Terms at the beginning of this Report for terms used throughout the consolidated financial statements and related notes of this Form 10-Q.

General

These consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with GAAP. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the consolidated financial position and consolidated results of operations have been made. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The information contained in the financial statements and footnotes included in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2012 should be referred to in connection with these unaudited interim consolidated financial statements.

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

Changes in Accounting Principles and Effects of New Accounting Pronouncements

Effective January 1, 2013, the Company adopted new guidance impacting the presentation of certain items on the Balance Sheet. The new guidance requires an entity to disclose both gross and net information about derivatives, repurchase agreements and securities borrowing and lending transactions that have a right of setoff or are subject to an enforceable master netting arrangement or similar agreement. The adoption of this guidance did not impact BB&T’s consolidated financial position, results of operations or cash flows. The new disclosures required by this guidance for derivatives are included in Note 15 to these consolidated financial statements. The adoption of this guidance did not impact our disclosures of repurchase agreements and securities borrowing and lending transactions as the balances and volume of transactions are not material.

Effective January 1, 2013, the Company adopted new guidance on Business Combinations. The new guidance clarifies that when a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs, the reporting entity should account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the lesser of the contractual term of the indemnification agreement or the remaining life of the indemnified assets. BB&T has previously accounted for its indemnification asset in accordance with this guidance; accordingly, the adoption of this guidance had no impact on BB&T’s consolidated financial position, results of operations or cash flows.

Effective January 1, 2013, the Company adopted new guidance impacting Comprehensive Income that requires a reporting entity to present significant amounts reclassified out of AOCI by the respective line items of net income. The adoption of this guidance did not impact BB&T’s consolidated financial position, results of operations or cash flows. The new disclosures required by this guidance are included in Note 10 to these consolidated financial statements.

NOTE 2. Securities

The amortized cost, gross unrealized gains and losses and approximate fair values of AFS and HTM securities were as follows:

	Amortized	Gross Unrealized		Fair
March 31, 2013	Cost	Gains	Losses	Value

	(Dollars in millions)
AFS securities:
GSE securities	$343	$—	$—	$343
RMBS issued by GSE	19,617	375	47	19,945
States and political subdivisions	1,933	141	81	1,993
Non-agency RMBS	296	16	8	304
Other securities	2	—	—	2
Covered securities	1,117	466	—	1,583
Total AFS securities	$23,308	$998	$136	$24,170

HTM securities:
GSE securities	$4,397	$13	$8	$4,402
RMBS issued by GSE	8,219	162	3	8,378
States and political subdivisions	33	1	1	33
Other securities	470	12	—	482
Total HTM securities	$13,119	$188	$12	$13,295

	Amortized	Gross Unrealized		Fair
December 31, 2012	Cost	Gains	Losses	Value

	(Dollars in millions)
AFS securities:
GSE securities	$290	$—	$—	$290
RMBS issued by GSE	20,482	466	18	20,930
States and political subdivisions	1,948	153	90	2,011
Non-agency RMBS	307	16	11	312
Other securities	3	—	—	3
Covered securities	1,147	444	—	1,591
Total AFS securities	$24,177	$1,079	$119	$25,137

HTM securities:
GSE securities	$3,808	$17	$1	$3,824
RMBS issued by GSE	9,273	238	1	9,510
States and political subdivisions	34	1	1	34
Other securities	479	4	3	480
Total HTM securities	$13,594	$260	$6	$13,848

As of March 31, 2013 and December 31, 2012, the fair value of covered securities included $1.3 billion of non-agency RMBS and $324 million and $326 million, respectively, of municipal securities.

At March 31, 2013 and December 31, 2012, securities with carrying values of approximately $18.8 billion and $19.0 billion, respectively, were pledged to secure municipal deposits, securities sold under agreements to repurchase, other borrowings, and for other purposes as required or permitted by law.

BB&T had certain investments in marketable debt securities and RMBS issued by FNMA and FHLMC that exceeded ten percent of shareholders’ equity at March 31, 2013. The FNMA investments had total amortized cost and fair value of $13.0 billion and $13.2 billion, respectively. The FHLMC investments had total amortized cost and fair value of $7.0 billion.

The gross realized gains and losses recognized in income are reflected in the following table:

	Three Months Ended
	March 31,
	2013		2012

	(Dollars in millions)
Gross gains	$23	$	―
Gross losses	―		(4)
Net realized gains (losses)	$23		$(4)

The following table reflects changes in credit losses on other-than-temporarily impaired securities, which was primarily non-agency RMBS, where a portion of the unrealized loss was recognized in OCI. OTTI of $4 million related to covered securities during 2012 is not reflected in this table.

	Three Months Ended
	March 31,
	2013	2012

	(Dollars in millions)
Balance at beginning of period	$105	$130
Credit losses on securities for which OTTI was previously recognized	―	1
Reductions for securities sold/settled during the period	(4)	(16)
Balance at end of period	$101	$115

The amortized cost and estimated fair value of the debt securities portfolio by contractual maturity are shown in the following table. The expected life of RMBS may differ from contractual maturities because borrowers have the right to prepay the underlying mortgage loans with or without prepayment penalties.

	AFS		HTM
	Amortized	Fair	Amortized	Fair
March 31, 2013	Cost	Value	Cost	Value

	(Dollars in millions)
Due in one year or less	$258	$258	$ ―	$ ―
Due after one year through five years	147	152	―	―
Due after five years through ten years	612	649	4,252	4,255
Due after ten years	22,291	23,111	8,867	9,040
Total debt securities	$23,308	$24,170	$13,119	$13,295

The following tables reflect the gross unrealized losses and fair values of BB&T’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2013	Value	Losses	Value	Losses	Value	Losses

	(Dollars in millions)
AFS securities:
RMBS issued by GSE	$3,398	$47	$1	$—	$3,399	$47
States and political subdivisions	61	3	459	78	520	81
Non-agency RMBS	—	—	112	8	112	8
Total	$3,459	$50	$572	$86	$4,031	$136

HTM securities:
GSE securities	$1,788	$8	$—	$—	$1,788	$8
RMBS issued by GSE	1,249	3	142	—	1,391	3
States and political subdivisions	21	1	3	—	24	1
Total	$3,058	$12	$145	$—	$3,203	$12

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2012	Value	Losses	Value	Losses	Value	Losses

	(Dollars in millions)
AFS securities:
RMBS issued by GSE	$2,662	$18	$—	$—	$2,662	$18
States and political subdivisions	52	1	478	89	530	90
Non-agency RMBS	—	—	113	11	113	11
Total	$2,714	$19	$591	$100	$3,305	$119

HTM securities:
GSE securities	$805	$1	$—	$—	$805	$1
RMBS issued by GSE	593	1	—	—	593	1
States and political subdivisions	22	1	—	—	22	1
Other securities	266	3	—	—	266	3
Total	$1,686	$6	$—	$—	$1,686	$6

BB&T conducts periodic reviews to identify and evaluate each investment with an unrealized loss for OTTI. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in AOCI for AFS securities.

BB&T uses cash flow modeling to evaluate non-agency RMBS in an unrealized loss position for potential credit impairment. These models give consideration to long-term macroeconomic factors applied to current security default rates, prepayment rates and recovery rates and security-level performance. At March 31, 2013, three non-agency RMBS with an unrealized loss were below investment grade. None of the unrealized losses were significant.

At March 31, 2013, $72 million of unrealized loss on municipal securities was the result of fair value hedge basis adjustments that are a component of amortized cost. Municipal securities in an unrealized loss position are evaluated for credit impairment through a qualitative analysis of issuer performance and the primary source of repayment. The evaluation of municipal securities indicated there were no credit losses evident.

NOTE 3. Loans and Leases

The following table provides a breakdown of BB&T’s loans and leases, net of unearned income:

	March 31,	December 31,
	2013	2012

	(Dollars in millions)
Commercial:
Commercial and industrial	$38,429	$38,295
CRE - other	11,425	11,461
CRE - residential ADC	1,175	1,261
Direct retail lending	15,767	15,817
Sales finance	8,114	7,736
Revolving credit	2,284	2,330
Residential mortgage	23,954	24,272
Other lending subsidiaries	10,043	10,137
Total loans and leases held for investment (excluding covered loans)	111,191	111,309
Covered	3,005	3,294
Total loans and leases held for investment	114,196	114,603
LHFS	3,432	3,761
Total loans and leases	$117,628	$118,364

Changes in the carrying amount and accretable yield for purchased impaired and nonimpaired covered loans accounted for under the accretion method were as follows:

	Three Months Ended March 31, 2013				Year Ended December 31, 2012
	Purchased Impaired		Purchased Nonimpaired		Purchased Impaired		Purchased Nonimpaired
		Carrying		Carrying		Carrying		Carrying
	Accretable	Amount	Accretable	Amount	Accretable	Amount	Accretable	Amount
	Yield	of Loans	Yield	of Loans	Yield	of Loans	Yield	of Loans

	(Dollars in millions)
Balance at beginning of period	$264	$1,400	$617	$1,894	$520	$2,123	$1,193	$2,744
Accretion	(40)	40	(95)	95	(219)	219	(541)	541
Payments received, net	―	(144)	―	(280)	―	(942)	―	(1,391)
Other, net	26	―	7	―	(37)	―	(35)	―
Balance at end of period	$250	$1,296	$529	$1,709	$264	$1,400	$617	$1,894

Outstanding UPB at end of period		$1,871		$2,222		$2,047		$2,489

At March 31, 2013 and December 31, 2012, none of the purchased loans were classified as NPAs. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased loans.

The following table provides a summary of TDRs, all of which are considered impaired, that continue to accrue interest and TDRs that have been placed in nonaccrual status:

	March 31,	December 31,
	2013	2012

	(Dollars in millions)
Performing TDRs:
Commercial:
Commercial and industrial	$54	$77
CRE - other	67	67
CRE - residential ADC	24	21
Direct retail lending	193	197
Sales finance	19	19
Revolving credit	55	56
Residential mortgage	715	769
Other lending subsidiaries	162	121
Total performing TDRs	1,289	1,327
Nonperforming TDRs (also included in NPL disclosures)	222	240
Total TDRs	$1,511	$1,567

ALLL attributable to TDRs, excluding government guaranteed	$287	$281

Amounts excluded from above table:
Government guaranteed residential mortgage TDRs held for investment	$336	$313
Government guaranteed residential mortgage TDRs held for sale	2	2

The following table provides a summary of BB&T’s NPAs and loans 90 days or more past due and still accruing:

	March 31,	December 31,
	2013	2012

	(Dollars in millions)

NPLs held for investment	$1,283	$1,380
Foreclosed real estate	88	107
Other foreclosed property	42	49
Total NPAs (excluding covered assets)	$1,413	$1,536

Loans 90 days or more past due and still accruing (excluding covered loans)	$138	$167

Amounts excluded from above table:
Covered foreclosed real estate	$232	$254
GNMA guaranteed residential mortgage loans	514	517
Covered loans 90 days or more past due	371	442
Government guaranteed residential mortgage loans 90 days or more past due	249	252
15

NOTE 4. ACL

An analysis of the ACL is presented in the following tables:

	Beginning	Charge-			Ending
Three Months Ended March 31, 2013	Balance	Offs	Recoveries	Provision	Balance

	(Dollars in millions)
Commercial:
Commercial and industrial	$470	$(91)	$7	$142	$528
CRE - other	204	(36)	4	(1)	171
CRE - residential ADC	100	(20)	6	(39)	47
Other lending subsidiaries	13	(1)	1	―	13
Retail:
Direct retail lending	300	(42)	8	(12)	254
Revolving credit	102	(21)	5	11	97
Residential mortgage	328	(33)	1	20	316
Sales finance	29	(6)	2	5	30
Other lending subsidiaries	264	(67)	8	95	300
Covered	128	(14)	―	25	139
Unallocated	80	―	―	―	80
ALLL	2,018	(331)	42	246	1,975
RUFC	30	―	―	26	56
ACL	$2,048	$(331)	$42	$272	$2,031

	Beginning	Charge-			Ending
Three Months Ended March 31, 2012	Balance	Offs	Recoveries	Provision	Balance

	(Dollars in millions)
Commercial:
Commercial and industrial	$433	$(63)	$4	$152	$526
CRE - other	334	(73)	3	30	294
CRE - residential ADC	286	(54)	8	(34)	206
Other lending subsidiaries	11	(3)	1	4	13
Retail:
Direct retail lending	232	(57)	10	116	301
Revolving credit	112	(22)	5	(1)	94
Residential mortgage	365	(42)	1	(23)	301
Sales finance	38	(7)	3	(2)	32
Other lending subsidiaries	186	(57)	6	47	182
Covered	149	(15)	―	3	137
Unallocated	110	―	―	(15)	95
ALLL	2,256	(393)	41	277	2,181
RUFC	29	―	―	11	40
ACL	$2,285	$(393)	$41	$288	$2,221

The following tables provide a breakdown of the ALLL and the recorded investment in loans based on the method for determining the allowance:

	ALLL
	March 31, 2013		December 31, 2012
	Individually	Collectively	Individually	Collectively
	Evaluated	Evaluated	Evaluated	Evaluated
	for	for	for	for
	Impairment	Impairment	Impairment	Impairment

	(Dollars in millions)
Commercial:
Commercial and industrial	$78	$450	$73	$397
CRE - other	33	138	36	168
CRE - residential ADC	15	32	21	79
Other lending subsidiaries	―	13	1	12
Retail:
Direct retail lending	43	211	59	241
Revolving credit	24	73	24	78
Residential mortgage	155	161	130	198
Sales finance	5	25	6	23
Other lending subsidiaries	86	214	61	203
Covered	―	139	―	128
Unallocated	―	80	―	80
Total	$439	$1,536	$411	$1,607

	Loans and Leases
	March 31, 2013		December 31, 2012
	Individually	Collectively	Individually	Collectively
	Evaluated	Evaluated	Evaluated	Evaluated
	for	for	for	for
	Impairment	Impairment	Impairment	Impairment

	(Dollars in millions)
Commercial:
Commercial and industrial	$615	$37,814	$631	$37,664
CRE - other	291	11,134	312	11,149
CRE - residential ADC	123	1,052	155	1,106
Other lending subsidiaries	3	4,021	3	4,135
Retail:
Direct retail lending	233	15,534	235	15,582
Revolving credit	55	2,229	56	2,274
Residential mortgage	1,202	22,752	1,187	23,085
Sales finance	23	8,091	22	7,714
Other lending subsidiaries	185	5,834	146	5,853
Covered	―	3,005	―	3,294
Total	$2,730	$111,466	$2,747	$111,856

BB&T monitors the credit quality of its commercial portfolio using internal risk ratings, which are based on established regulatory guidance. BB&T assigns an internal risk rating at loan origination and reviews the relationship again on an annual basis or at any point management becomes aware of information affecting the borrower’s ability to fulfill their obligations.

Risk Rating	Description
Pass	Loans not considered to be problem credits
Special mention	Loans that have a potential weakness deserving management’s close attention
Substandard	Loans for which a well-defined weakness has been identified that may put full collection of contractual cash flows at risk

BB&T monitors the credit quality of its retail portfolio based primarily on delinquency status, which is the primary factor considered in determining whether a retail loan should be classified as nonaccrual.

The following tables illustrate the credit quality indicators associated with loans and leases held for investment. Covered loans are excluded from this analysis because their related allowance is determined by loan pool performance.

			CRE -	Other
	Commercial		Residential	Lending
March 31, 2013	& Industrial	CRE - Other	ADC	Subsidiaries

	(Dollars in millions)
Commercial:
Pass	$36,287	$10,241	$839	$3,967
Special mention	251	80	23	33
Substandard - performing	1,358	916	219	22
Nonperforming	533	188	94	2
Total	$38,429	$11,425	$1,175	$4,024

	Direct Retail	Revolving	Residential	Sales	Other Lending
	Lending	Credit	Mortgage	Finance	Subsidiaries

	(Dollars in millions)
Retail:
Performing	$15,640	$2,284	$23,699	$8,108	$5,941
Nonperforming	127	―	255	6	78
Total	$15,767	$2,284	$23,954	$8,114	$6,019

			CRE -	Other
	Commercial		Residential	Lending
December 31, 2012	& Industrial	CRE - Other	ADC	Subsidiaries

	(Dollars in millions)
Commercial:
Pass	$36,044	$10,095	$859	$4,093
Special mention	274	120	41	13
Substandard - performing	1,431	1,034	233	29
Nonperforming	546	212	128	3
Total	$38,295	$11,461	$1,261	$4,138

	Direct Retail	Revolving	Residential	Sales	Other Lending
	Lending	Credit	Mortgage	Finance	Subsidiaries

	(Dollars in millions)
Retail:
Performing	$15,685	$2,330	$24,003	$7,729	$5,916
Nonperforming	132	―	269	7	83
Total	$15,817	$2,330	$24,272	$7,736	$5,999

The following tables represent aging analyses of BB&T's past due loans and leases held for investment. Covered loans have been excluded from this aging analysis because they are covered by FDIC loss sharing agreements, and their related allowance is determined by loan pool performance due to the application of the accretion method.

	Accruing
			90 Days Or
		30-89 Days	More Past
March 31, 2013	Current	Past Due	Due	Nonaccrual		Total

	(Dollars in millions)
Commercial:
Commercial and industrial	$37,862	$34	$ ―		$533	$38,429
CRE - other	11,227	10	―		188	11,425
CRE - residential ADC	1,079	2	―		94	1,175
Other lending subsidiaries	4,000	17	5		2	4,024
Retail:
Direct retail lending	15,470	136	34		127	15,767
Revolving credit	2,250	20	14		―	2,284
Residential mortgage	21,999	529	77		255	22,860
Sales finance	8,059	42	7		6	8,114
Other lending subsidiaries	5,774	166	1		78	6,019
Total	$107,720	$956	$138		$1,283	$110,097

Residential mortgage loans excluded from above table:
Government guaranteed	$243	$83	$249	$	―	$575
GNMA guaranteed	―	5	514		―	519

	Accruing
			90 Days Or
		30-89 Days	More Past
December 31, 2012	Current	Past Due	Due	Nonaccrual		Total

	(Dollars in millions)
Commercial:
Commercial and industrial	$37,706	$42	$1		$546	$38,295
CRE - other	11,237	12	―		212	11,461
CRE - residential ADC	1,131	2	―		128	1,261
Other lending subsidiaries	4,106	20	9		3	4,138
Retail:
Direct retail lending	15,502	145	38		132	15,817
Revolving credit	2,291	23	16		―	2,330
Residential mortgage	22,330	498	92		269	23,189
Sales finance	7,663	56	10		7	7,736
Other lending subsidiaries	5,645	270	1		83	5,999
Total	$107,611	$1,068	$167		$1,380	$110,226

Residential mortgage loans excluded from above table:
Government guaranteed	$225	$84	$252	$	―	$561
GNMA guaranteed	―	5	517		―	522

The following tables set forth certain information regarding BB&T's impaired loans, excluding purchased impaired loans and LHFS, that were evaluated for specific reserves.

				Average	Interest
	Recorded		Related	Recorded	Income
As Of / For The Three Months Ended March 31, 2013	Investment	UPB	Allowance	Investment	Recognized

	(Dollars in millions)
With no related allowance recorded:
Commercial:
Commercial and industrial	$108	$221	$ ―	$108	$ ―
CRE - other	55	99	―	59	―
CRE - residential ADC	38	79	―	42	―
Other lending subsidiaries	―	―	―	1	―
Retail:
Direct retail lending	25	81	―	21	―
Residential mortgage (1)	122	208	―	120	1
Sales finance	1	2	―	2	―
Other lending subsidiaries	3	7	―	3	―
With an allowance recorded:
Commercial:
Commercial and industrial	507	557	78	495	1
CRE - other	236	239	33	238	1
CRE - residential ADC	85	90	15	100	―
Other lending subsidiaries	3	3	―	1	―
Retail:
Direct retail lending	208	214	43	214	3
Revolving credit	55	55	24	56	1
Residential mortgage (1)	744	762	108	749	8
Sales finance	22	22	5	21	―
Other lending subsidiaries	182	183	86	153	1
Total (1)	$2,394	$2,822	$392	$2,383	$16

					Average	Interest
		Recorded		Related	Recorded	Income
	As Of / For The Year Ended December 31, 2012	Investment	UPB	Allowance	Investment	Recognized

		(Dollars in millions)
	With no related allowance recorded:
	Commercial:
	Commercial and industrial	$116	$232	$ ―	$117	$ ―
	CRE - other	60	108	―	81	―
	CRE - residential ADC	44	115	―	103	―
	Retail:
	Direct retail lending	19	73	―	19	1
	Residential mortgage (1)	120	201	―	80	2
	Sales finance	1	3	―	1	―
	Other lending subsidiaries	2	6	―	3	―
	With an allowance recorded:
	Commercial:
	Commercial and industrial	515	551	73	522	3
	CRE - other	252	255	36	319	5
	CRE - residential ADC	111	116	21	180	1
	Other lending subsidiaries	3	3	1	4	―
	Retail:
	Direct retail lending	216	226	59	140	9
	Revolving credit	56	56	24	59	2
	Residential mortgage (1)	754	770	104	649	28
	Sales finance	21	21	6	13	―
	Other lending subsidiaries	144	146	61	66	2
	Total (1)	$2,434	$2,882	$385	$2,356	$53

(1)	Residential mortgage loans exclude $336 million and $313 million in government guaranteed loans and related allowance of $47 million and $26 million as of March 31, 2013 and December 31, 2012, respectively.

The following table includes modifications made to existing TDRs, as well as new modifications that are considered TDRs. Balances represent the recorded investment as of the end of the period in which the modification was made. Rate modifications include TDRs made with below market interest rates that also include modifications of loan structures.

	Three Months Ended March 31,
	2013			2012
	Types of			Types of
	Modifications		Impact To	Modifications		Impact To
	Rate	Structure	Allowance	Rate	Structure	Allowance

	(Dollars in millions)
Commercial:
Commercial and industrial	$15	$6	$ ―	$5	$28	$ ―
CRE - other	27	15	1	4	9	1
CRE - residential ADC	5	2	―	―	13	―
Retail:
Direct retail lending	12	2	1	6	2	1
Revolving credit	8	―	2	8	―	2
Residential mortgage	15	21	3	55	9	3
Sales finance	18	5	1	2	―	―
Other lending subsidiaries	55	―	18	8	2	4

Charge-offs recorded at the modification date were $3 million and $4 million for the three months ended March 31, 2013 and 2012, respectively. The forgiveness of principal or interest for TDRs recorded during the three months ended March 31, 2013 and 2012 was immaterial.

The following table summarizes the pre-default balance for modifications that experienced a payment default that had been classified as TDRs during the previous 12 months. BB&T defines payment default as movement of the TDR to nonaccrual status, foreclosure or charge-off, whichever occurs first.

	Three Months Ended March 31,
	2013	2012

	(Dollars in millions)
Commercial:
Commercial and industrial	$2	$2
CRE - other	―	1
CRE - residential ADC	1	8
Retail:
Direct retail lending	1	2
Revolving credit	3	3
Residential mortgage	8	17
Other lending subsidiaries	6	2

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

		Residential	Dealer
	Community	Mortgage	Financial	Specialized	Insurance	Financial
	Banking	Banking	Services	Lending	Services	Services	Total

	(Dollars in millions)
Balance, January 1, 2013	$4,900	$7	$111	$99	$1,495	$192	$6,804
Contingent consideration	―	―	―	―	6	―	6
Other adjustments	26	―	―	(2)	(11)	―	13
Balance, March 31, 2013	$4,926	$7	$111	$97	$1,490	$192	$6,823

The following table presents the gross carrying amounts and accumulated amortization for BB&T’s identifiable intangible assets subject to amortization:

	March 31, 2013			December 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(Dollars in millions)
CDI	$672	$(531)	$141	$672	$(522)	$150
Other, primarily customer relationship intangibles	1,081	(575)	506	1,080	(557)	523
Total	$1,753	$(1,106)	$647	$1,752	$(1,079)	$673
22

NOTE 6. Loan Servicing

Residential Mortgage Banking Activities

The following tables summarize residential mortgage banking activities for the periods presented:

		March 31,	December 31,
		2013	2012

		(Dollars in millions)
	Mortgage loans managed or securitized (1)	$29,014	$29,882
	Less: Loans securitized and transferred to AFS securities	4	4
	LHFS	3,117	3,547
	Covered mortgage loans	982	1,040
	Mortgage loans sold with recourse	957	1,019
	Mortgage loans held for investment	$23,954	$24,272

	Mortgage loans on nonaccrual status	$255	$269
	Mortgage loans 90 days or more past due and still accruing interest (2)	77	92
	Mortgage loans net charge-offs - year to date	32	133
	UPB of residential mortgage loans servicing portfolio	103,707	101,270
	UPB of residential mortgage loans serviced for others	76,830	73,769
	Maximum recourse exposure from mortgage loans sold with recourse liability	427	446
	Recorded reserves related to recourse exposure	12	12
	Repurchase reserves for mortgage loan sales to GSEs	59	59

(1)	Balances exclude loans serviced for others with no other continuing involvement.
(2)	Includes amounts related to residential mortgage LHFS and excludes amounts related to government guaranteed loans and covered mortgage loans.

	As Of / For The
	Three Months Ended March 31,
	2013	2012

	(Dollars in millions)
UPB of residential mortgage loans sold from the held for sale portfolio	$7,895	$7,567
Pre-tax gains recognized on mortgage loans sold and held for sale	119	127
Servicing fees recognized from mortgage loans serviced for others	61	60
Approximate weighted average servicing fee on the outstanding balance of
residential mortgage loans serviced for others	0.31%	0.33%
Weighted average coupon interest rate on mortgage loans serviced for others	4.45	4.89

The UPB of BB&T’s total residential mortgage loans serviced for others consists primarily of agency conforming fixed-rate mortgage loans.

During the three months ended March 31, 2013 and 2012, BB&T sold residential mortgage loans from the held for sale portfolio and recognized pre-tax gains including marking LHFS to fair value and the impact of interest rate lock commitments. These gains are recorded in noninterest income as a component of mortgage banking income. BB&T retained the related MSRs and receives servicing fees.

At March 31, 2013 and 2012, BB&T had residential mortgage loans sold with recourse liability. In the event of nonperformance by the borrower, BB&T has recourse exposure for these loans. At both March 31, 2013 and 2012, BB&T has recorded reserves related to these recourse exposures. Payments made to date have been immaterial.

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

	Three Months Ended March 31,
	2013	2012

	(Dollars in millions)
Carrying value, January 1,	$627	$563
Additions	94	84
Change in fair value due to changes in valuation inputs or assumptions:
Prepayment speeds	55	87
Other	―	5
Realization of expected net servicing cash flows and payments and passage of time	(41)	(43)
Carrying value, March 31,	$735	$696

Gains (losses) on derivative financial instruments used to mitigate the
income statement effect of changes in fair value	$(46)	$(53)

During 2013 and 2012, the prepayment speed assumptions were updated as actual prepayments have slowed relative to modeled projections as interest rates have begun to stabilize and the higher coupon, faster prepaying mortgage loans were refinanced over the past several years.

At March 31, 2013, the valuation of MSRs was based on prepayment speeds ranging from 13.1% to 15.1% and OAS ranging from 8.2% to 8.3%. The sensitivity of the current fair value of the residential MSRs to immediate 10% and 20% adverse changes in key economic assumptions is included in the accompanying table:

	March 31,
	2013

	(Dollars in millions)
Composition of residential loans serviced for others:
Fixed-rate mortgage loans	99%
Adjustable-rate mortgage loans	1
Total	100%

Weighted average life	5.2	yrs

Prepayment speed	14.4%
Effect on fair value of a 10% increase	$(36)
Effect on fair value of a 20% increase	(68)

Weighted average OAS	8.3%
Effect on fair value of a 10% increase	$(21)
Effect on fair value of a 20% increase	(41)

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

Commercial Mortgage Banking Activities

CRE mortgage loans serviced for others are not included in loans and leases on the accompanying Consolidated Balance Sheets. The following table summarizes commercial mortgage banking activities for the periods presented:

	March 31,	December 31,
	2013	2012

	(Dollars in millions)
UPB of CRE mortgages serviced for others	$28,910	$29,520
CRE mortgages serviced for others covered by recourse provisions	5,021	4,970
Maximum recourse exposure from CRE mortgages
sold with recourse liability	1,386	1,368
Recorded reserves related to recourse exposure	13	13
Originated CRE mortgages during the period - year to date	1,082	4,934

NOTE 7. Deposits

A summary of BB&T’s deposits is presented in the accompanying table:

	March 31,	December 31,
	2013	2012

	(Dollars in millions)
Noninterest-bearing deposits	$33,236	$32,452
Interest checking	20,175	21,091
Money market and savings	49,088	47,908
Certificates and other time deposits	28,853	31,624
Total deposits	$131,352	$133,075

Time deposits $100,000 and greater	$16,860	$19,328
25

NOTE 8. Long-Term Debt

Long-term debt comprised the following:

	March 31,	December 31,
	2013	2012

	(Dollars in millions)
BB&T Corporation:
3.38% Senior Notes Due 2013	$500	$500
5.70% Senior Notes Due 2014	510	510
2.05% Senior Notes Due 2014	700	700
Floating Rate Senior Note Due 2014 (LIBOR-based, 1.00% at March 31, 2013)	300	300
3.95% Senior Notes Due 2016	500	500
3.20% Senior Notes Due 2016	999	999
2.15% Senior Notes Due 2017	748	748
1.60% Senior Notes Due 2017	749	749
1.45% Senior Notes Due 2018	499	499
6.85% Senior Notes Due 2019	539	539
5.20% Subordinated Notes Due 2015	933	933
4.90% Subordinated Notes Due 2017	346	345
5.25% Subordinated Notes Due 2019	586	586
3.95% Subordinated Notes Due 2022	298	298

Branch Bank:
Floating Rate Subordinated Note Due 2016	350	350
Floating Rate Subordinated Note Due 2017	262	262
4.875% Subordinated Notes Due 2013	―	222
5.625% Subordinated Notes Due 2016	386	386

FHLB Advances to Branch Bank:
Varying maturities to 2034	8,465	8,994

Other Long-Term Debt	98	100

Fair value hedge-related basis adjustments	548	594
Total Long-Term Debt	$18,316	$19,114

The subordinated notes qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations. The Branch Bank floating-rate subordinated notes are based on LIBOR, but the majority of the cash flows have been swapped to a fixed rate. The effective rate paid on these subordinated notes, including the effect of the swapped portion, was 3.26% at March 31, 2013. Certain of the FHLB advances have been swapped to floating rates from fixed rates or from fixed rates to floating rates. At March 31, 2013, the weighted average rate paid on these advances including the effect of the swapped portion was 3.67%, and the weighted average maturity was 7.1 years.

NOTE 9. Shareholders’ Equity

Preferred Stock

On May 1, 2013, BB&T issued $500 million of its Series G Non-Cumulative Perpetual Preferred Stock. Dividends on the Series G preferred stock, if declared, are payable quarterly, in arrears, at a rate of 5.20% per annum.

Equity-Based Plans

At March 31, 2013, BB&T had options, restricted stock and restricted stock units outstanding from the following equity-based compensation plans: the 2012 Plan, the 2004 Plan, the Omnibus Plan, and the Directors’ Plan. BB&T’s shareholders have approved all equity-based compensation plans. As of March 31, 2013, the 2012 Plan is the only plan that has shares available for future grants. The 2012 and 2004 Plans allow for accelerated vesting of awards for holders who retire and have met all retirement eligibility requirements and in connection with certain other events.

BB&T measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. The following table presents the weighted average assumptions used:

	Three Months Ended March 31,
	2013		2012

Assumptions:
Risk-free interest rate	1.3%		1.5%
Dividend yield	3.6		4.4
Volatility factor	28.0		33.0
Expected life	7.0	yrs	7.0	yrs
Fair value of options per share	$5.48		$6.07

The following table details the activity related to stock options awarded by BB&T:

		Wtd. Avg.
		Exercise
	Options	Price

Outstanding at January 1, 2013	45,391,074	$34.15
Granted	403,720	30.08
Exercised	(300,692)	23.71
Forfeited or expired	(3,966,040)	32.67
Outstanding at March 31, 2013	41,528,062	34.33

Exercisable at March 31, 2013	34,536,185	35.56

Exercisable and expected to vest at March 31, 2013	40,939,310	$34.43

The following table details the activity related to restricted stock and restricted stock units awarded by BB&T:

		Wtd. Avg.
		Grant Date
	Shares/Units	Fair Value
Nonvested at January 1, 2013	13,930,824	$19.26
Granted	3,952,279	25.59
Vested	(1,926,629)	23.10
Forfeited	(48,666)	19.32
Nonvested at March 31, 2013	15,907,808	$20.36

NOTE 10. AOCI

Changes in AOCI are summarized below:

	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total

	(Dollars in millions)
Balance, January 1, 2013	$(714)	$(173)	$598	$(256)	$(14)	$(559)
OCI before reclassifications, net of tax	2	(6)	(65)	(25)	―	(94)
Amounts reclassified from AOCI:
Personnel expense	20	―	―	―	―	20
Interest income	―	―	29	19	―	48
Interest expense	―	21	―	―	―	21
FDIC loss share income, net	―	―	―	―	―	―
Securities (gains) losses, net	―	―	(23)	―	―	(23)
Total before income taxes	20	21	6	19	―	66
Less: Income taxes	8	8	2	7	―	25
Net of income taxes	12	13	4	12	―	41
Net change in OCI	14	7	(61)	(13)	―	(53)
Balance, March 31, 2013	$(700)	$(166)	$537	$(269)	$(14)	$(612)

	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total

	(Dollars in millions)
Balance, January 1, 2012	$(603)	$(159)	$263	$(195)	$(19)	$(713)
OCI before reclassifications, net of tax	―	(8)	91	(44)	1	40
Amounts reclassified from AOCI:
Personnel expense	17	―	―	―	―	17
Interest income	―	(4)	46	―	1	43
Interest expense	―	18	―	―	―	18
FDIC loss share income, net	―	―	―	4	―	4
Securities (gains) losses, net	―	―	9	―	―	9
Total before income taxes	17	14	55	4	1	91
Less: Income taxes	6	5	21	2	―	34
Net of income taxes	11	9	34	2	1	57
Net change in OCI	11	1	125	(42)	2	97
Balance, March 31, 2012	$(592)	$(158)	$388	$(237)	$(17)	$(616)

NOTE 11. Income Taxes

The effective tax rate for the three months ended March 31, 2013 was higher than the corresponding period of 2012 primarily due to an adjustment for uncertain tax positions as described below.

In February 2010, BB&T received an IRS statutory notice of deficiency for tax years 2002-2007 asserting a liability for taxes, penalties and interest of approximately $892 million related to the disallowance of foreign tax credits and other deductions claimed by a subsidiary in connection with a financing transaction. BB&T paid the disputed tax, penalties and interest in March 2010 and filed a lawsuit seeking a refund in the U.S. Court of Federal Claims. On February 11, 2013, the U.S. Tax Court issued an adverse opinion in a case between the Bank of New York Mellon Corporation and the IRS involving a transaction with a structure similar to BB&T’s financing transaction. Bank of New York Mellon has indicated it intends to appeal the decision. BB&T has confidence in its position because, among other reasons, BB&T has raised arguments and issues in its case that were not considered by the Tax Court in the Bank of New York Mellon case. BB&T’s trial concluded April 2, 2013; however, no decision has been rendered. Nonetheless, BB&T recognized an expense of $281 million in the first quarter of 2013 as a result of its consideration of this adverse decision. As litigation progresses, it is reasonably possible changes in the valuation of uncertain tax positions could range from a benefit of $496 million to an expense of $328 million within the next 12 months.

NOTE 12. Benefit Plans

The following tables summarize the components of net periodic benefit cost recognized for BB&T’s pension plans for the periods presented:

	Qualified Plan		Nonqualified Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012

	(Dollars in millions)
Service cost	$37	$29	$3	$2
Interest cost	27	25	3	3
Estimated return on plan assets	(64)	(49)	―	―
Amortization and other	20	17	3	1
Net periodic benefit cost	$20	$22	$9	$6

BB&T makes contributions to the qualified pension plan in amounts between the minimum required for funding standard accounts and the maximum amount deductible for federal income tax purposes. A discretionary contribution of $270 million was made in the first quarter of 2013. Management is considering additional contributions in 2013.

NOTE 13. Commitments and Contingencies

The following table presents a summary of certain commitments and contingencies:
	March 31,	December 31,
	2013	2012

	(Dollars in millions)
Letters of credit and financial guarantees written	$5,205	$5,164
Carrying amount of the liability for letter of credit guarantees	42	30

Investments related to affordable housing and historic building rehabilitation projects	1,195	1,223
Amount of future funding commitments included in investments related to affordable
housing and historic rehabilitation projects	391	461
Lending exposure to these affordable housing projects	96	87
Tax credits subject to recapture related to affordable housing projects	206	193

Investments in private equity and similar investments	330	323
Future funding commitments to private equity and similar investments	113	129

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

The Company was a defendant in three separate cases primarily challenging the Company’s daily ordering of debit transactions posted to customer checking accounts for the period from 2003 to 2010. The final case was resolved during March 2013, at which time the court issued an order compelling arbitration and dismissing the matter. The time for an appeal from that order expired with no appeal being taken. As a result, all three matters are now concluded.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements for Assets and
		Liabilities Measured on a Recurring Basis
	3/31/2013	Level 1		Level 2	Level 3

		(Dollars in millions)
Assets:
Trading securities	$627		$238	$388	$1
AFS securities:
GSE securities	343		―	343	―
RMBS issued by GSE	19,945		―	19,945	―
States and political subdivisions	1,993		―	1,993	―
Non-agency RMBS	304		―	304	―
Other securities	2		1	1	―
Covered securities	1,583		―	587	996
LHFS	3,432		―	3,432	―
Residential MSRs	735		―	―	735
Derivative assets:
Interest rate contracts	1,236		―	1,198	38
Foreign exchange contracts	3		―	3	―
Private equity and similar investments	330		―	―	330
Total assets	$30,533		$239	$28,194	$2,100

Liabilities:
Derivative liabilities:
Interest rate contracts	$1,321	$	―	$1,318	$3
Foreign exchange contracts	3		―	3	―
Short-term borrowings	313		―	313	―
Total liabilities	$1,637	$	―	$1,634	$3

		Fair Value Measurements for Assets and
		Liabilities Measured on a Recurring Basis
	12/31/2012	Level 1		Level 2	Level 3

		(Dollars in millions)
Assets:
Trading securities	$497		$302	$194	$1
AFS securities:
GSE securities	290		―	290	―
RMBS issued by GSE	20,930		―	20,930	―
States and political subdivisions	2,011		―	2,011	―
Non-agency RMBS	312		―	312	―
Other securities	3		2	1	―
Covered securities	1,591		―	597	994
LHFS	3,761		―	3,761	―
Residential MSRs	627		―	―	627
Derivative assets:
Interest rate contracts	1,446		―	1,391	55
Foreign exchange contracts	5		―	5	―
Private equity and similar investments	323		―	―	323
Total assets	$31,796		$304	$29,492	$2,000

Liabilities:
Derivative liabilities:
Interest rate contracts	$1,434	$	―	$1,433	$1
Foreign exchange contracts	4		―	4	―
Short-term borrowings	98		―	98	―
Total liabilities	$1,536	$	―	$1,535	$1

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

Short-term borrowings: Short-term borrowings represent debt securities sold short. These are entered into through BB&T’s brokerage subsidiary. These trades are executed as a hedging strategy for the purposes of supporting institutional and retail client trading activities.

The tables below present reconciliations for Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements Using Significant Unobservable Inputs
						Private Equity
			Covered	Residential	Net	and Similar
Three Months Ended March 31, 2013	Trading		Securities	MSRs	Derivatives	Investments

	(Dollars in millions)

Balance at January 1, 2013		$1	$994	$627	$54	$323
Total realized and unrealized gains or losses:
Included in earnings:
Interest income		―	10	―	―	―
Mortgage banking income		―	―	55	35	―
Other noninterest income		―	―	―	―	5
Included in unrealized net holding gains (losses) in OCI		―	25	―	―	―
Purchases		―	―	―	―	23
Issuances		―	―	94	36	―
Sales		―	―	―	―	(19)
Settlements		―	(33)	(41)	(90)	(2)
Balance at March 31, 2013		$1	$996	$735	$35	$330

Change in unrealized gains (losses) included in
earnings for the period, attributable to assets
and liabilities still held at March 31, 2013	$	―	$10	$55	$35	$3

	Fair Value Measurements Using Significant Unobservable Inputs
						Private Equity
			Covered	Residential	Net	and Similar
Three Months Ended March 31, 2012	Trading		Securities	MSRs	Derivatives	Investments

	(Dollars in millions)

Balance at January 1, 2012		$1	$984	$563	$59	$261
Total realized and unrealized gains or losses:
Included in earnings:
Interest income		―	4	―	―	―
Mortgage banking income		―	―	91	96	―
Other noninterest income		―	―	―	―	5
Included in unrealized net holding gains (losses) in OCI		―	62	―	―	―
Purchases		―	―	―	―	24
Issuances		―	―	84	61	―
Sales		―	―	―	―	(12)
Settlements		―	(27)	(42)	(186)	3
Balance at March 31, 2012		$1	$1,023	$696	$30	$281

Change in unrealized gains (losses) included in
earnings for the period, attributable to assets
and liabilities still held at March 31, 2012	$	―	$4	$92	$30	$9

BB&T’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of a reporting period. During the first three months of 2013 and 2012, BB&T did not have any material transfer of securities between levels in the fair value hierarchy.

The majority of BB&T’s private equity and similar investments are in SBIC qualified funds. The significant investment strategies for these funds primarily focus on equity and subordinated debt investments in privately-held middle market companies. The majority of these investments are not redeemable and distributions are received as the underlying assets of the funds liquidate. The timing of distributions, which are expected to occur on various dates through 2025, is uncertain and dependent on various events such as recapitalizations, refinance transactions and ownership changes among others. Excluding the investment of future funds, BB&T estimates these investments have a weighted average remaining life of approximately three years; however, the timing and amount of distributions may vary significantly. As of March 31, 2013, restrictions on the ability to sell the investments include, but are not limited to, consent of a majority member or general partner approval for transfer of ownership. BB&T’s investments are spread over numerous privately-held middle market companies, and thus the sensitivity to a change in fair value for any single investment is limited. The significant unobservable inputs for these investments are EBITDA multiples that ranged from 4x to 10x, with a weighted average of 7x, at March 31, 2013.

The following table details the fair value and UPB of LHFS that were elected to be carried at fair value:

	March 31, 2013			December 31, 2012
	Fair	Aggregate		Fair	Aggregate
	Value	UPB	Difference	Value	UPB	Difference

(Dollars in millions)
LHFS reported at fair value	$3,432	$3,375	$57	$3,761	$3,652	$109

Excluding government guaranteed, there were no LHFS that were nonaccrual or 90 days or more past due and still accruing interest.

The following tables provide information about certain financial assets measured at fair value on a nonrecurring basis:

	March 31, 2013	December 31, 2012

	(Dollars in millions)
Assets that are still held (Level 3):
Impaired loans, excluding covered	$111	$137
Foreclosed real estate, excluding covered	88	107

	Three Months Ended March 31,
	2013	2012

	(Dollars in millions)
Negative valuation adjustments recognized:
Impaired loans, excluding covered	$21	$30
Foreclosed real estate, excluding covered	68	68

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

HTM securities: The fair values of HTM securities are based on a market approach using observable inputs such as benchmark yields and securities, TBA prices, reported trades, issuer spreads, current bids and offers, monthly payment information and collateral performance.

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

Short-term borrowings: The carrying amounts of Federal funds purchased, borrowings under repurchase agreements and other short-term borrowed funds approximate their fair values.

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

Financial assets and liabilities not recorded at fair value are summarized below:

	Carrying	Total
March 31, 2013	Amount	Fair Value	Level 2	Level 3

	(Dollars in millions)
Financial assets:
HTM securities	$13,119	$13,295	$13,258	$37
Loans and leases, net of ALLL excluding covered loans	109,355	109,755	―	109,755
Covered loans, net of ALLL	2,866	3,315	―	3,315
FDIC loss share receivable	368	68	―	68

Financial liabilities:
Deposits	131,352	131,611	131,611	―
Long-term debt	18,316	19,772	19,772	―

	Carrying	Total
December 31, 2012	Amount	Fair Value	Level 2	Level 3

	(Dollars in millions)
Financial assets:
HTM securities	$13,594	$13,848	$13,810	$38
Loans and leases, net of ALLL excluding covered loans	109,419	109,621	―	109,621
Covered loans, net of ALLL	3,166	3,661	―	3,661
FDIC loss share receivable	479	149	―	149

Financial liabilities:
Deposits	133,075	133,377	133,377	―
Long-term debt	19,114	20,676	20,676	―

The following is a summary of selected information pertaining to off-balance sheet financial instruments:

	March 31, 2013		December 31, 2012
	Notional/		Notional/
	Contract		Contract
	Amount	Fair Value	Amount	Fair Value

	(Dollars in millions)
Commitments to extend, originate or purchase credit	$42,665	$76	$41,333	$74
Residential mortgage loans sold with recourse	957	12	1,019	12
Other loans sold with recourse	5,021	16	4,970	13
Letters of credit and financial guarantees written	5,205	42	5,164	30

NOTE 15. Derivative Financial Instruments

Derivative Classifications and Hedging Relationships

		March 31, 2013				December 31, 2012
	Hedged Item or	Notional	Fair Value			Notional	Fair Value
	Transaction	Amount	Gain		Loss	Amount	Gain		Loss

		(Dollars in millions)
Cash flow hedges:
Interest rate contracts:
Pay fixed swaps	3 mo. LIBOR funding	$10,535	$	―	$(284)	$6,035	$	―	$(298)

Fair value hedges:
Interest rate contracts:
Receive fixed swaps and option trades	Long-term debt	800		158	―	800		182	―
Pay fixed swaps	Commercial loans	186		―	(6)	187		―	(7)
Pay fixed swaps	Municipal securities	345		―	(138)	345		―	(153)
Total		1,331		158	(144)	1,332		182	(160)

Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Receive fixed swaps		9,084		620	―	9,352		687	―
Pay fixed swaps		9,360		―	(648)	9,464		―	(717)
Other swaps		2,234		14	(15)	2,664		21	(23)
Option trades		421		2	(5)	423		3	(5)
Futures contracts		274		―	―	109		―	―
Risk participations		203		―	―	204		―	―
Foreign exchange contracts		503		3	(3)	534		4	(3)
Total		22,079		639	(671)	22,750		715	(748)

Mortgage banking:
Interest rate contracts:
Receive fixed swaps		151		―	(4)	114		―	(2)
Pay fixed swaps		22		―	―	―		―	―
Interest rate lock commitments		5,620		38	(3)	6,064		55	(1)
When issued securities, forward rate agreements and forward
	commitments	8,054		16	(38)	8,886		10	(19)
Option trades		630		16	―	70		6	―
Futures contracts		―		―	―	31		―	―
Total		14,477		70	(45)	15,165		71	(22)

MSRs:
Interest rate contracts:
Receive fixed swaps		7,510		96	(37)	5,178		110	(27)
Pay fixed swaps		6,519		14	(75)	5,389		7	(94)
Option trades		11,240		261	(66)	14,510		363	(88)
Futures contracts		―		―	―	30		―	―
When issued securities, forward rate agreements and forward
	commitments	2,010		1	(2)	2,406		2	―
Total		27,279		372	(180)	27,513		482	(209)
	Total nonhedging derivatives	63,835		1,081	(896)	65,428		1,268	(979)
Total derivatives		$75,701		1,239	(1,324)	$72,795		1,450	(1,437)

Gross amounts not offset in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements not offset due to policy election				(675)	675			(797)	797
Cash collateral (received) posted				(28)	625			(41)	607
Net amount				$536	$(24)			$612	$(33)

BB&T has elected to present assets and liabilities related to derivatives on a gross basis. Derivatives in a gain position are recorded as Other assets and derivatives in a loss position are recorded as Other liabilities on the Consolidated Balance Sheets. Derivatives with dealer counterparties are governed by the terms of ISDA master netting agreements and Credit Support Annexes. The ISDA Agreement allows counterparties to offset trades in a gain against trades in a loss to determine net exposure and allows for the right of setoff in the event of either a default or an additional termination event. Credit Support Annexes govern the terms of daily collateral posting practices. Collateral practices mitigate the potential loss impact to affected parties by requiring liquid collateral to be posted on a scheduled basis to secure the aggregate net unsecured exposure. In addition to collateral, the right of setoff allows counterparties to offset derivative values transacted with a defaulting party with certain other contractual receivables from or obligations due to the defaulting party in determining the net termination amount.

The Effect of Derivative Instruments on the Consolidated Statements of Income
Three Months Ended March 31, 2013 and 2012

	Effective Portion
	Pre-tax Gain			Pre-tax Gain (Loss)
	(Loss) Recognized			Reclassified from
	in AOCI		Location of Amounts	AOCI into Income
	2013	2012	Reclassified from AOCI into Income	2013	2012

	(Dollars in millions)
Cash flow hedges
Interest rate contracts	$(11)	$(13)	Total interest income	$ ―	$4
			Total interest expense	(21)	(18)
				$(21)	$(14)

				Pre-tax Gain
				(Loss) Recognized
			Location of Amounts	in Income
			Recognized in Income	2013	2012

				(Dollars in millions)
Fair value hedges
Interest rate contracts			Total interest income	$(5)	$(5)
Interest rate contracts			Total interest expense	30	75
Total				$25	$70

Not designated as hedges
Client-related and other risk management
Interest rate contracts			Other noninterest income	$6	$6
Foreign exchange contracts			Other noninterest income	3	2
Mortgage banking
Interest rate contracts			Mortgage banking income	(27)	57
MSRs
Interest rate contracts			Mortgage banking income	(46)	(53)
Total				$(64)	$12

BB&T uses a variety of derivative instruments to manage interest rate and foreign exchange risks. These instruments consist of interest-rate swaps, swaptions, caps, floors, collars, financial forward and futures contracts, when-issued securities, foreign exchange contracts and options written and purchased. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. There are four areas of risk management that are addressed through the use of derivatives: balance sheet management, mortgage banking operations, MSRs and client-related and other risk management activities. No portion of the change in fair value of the derivative has been excluded from effectiveness testing. The ineffective portion was immaterial for all periods presented.

Cash Flow Hedges

BB&T’s floating rate business loans, overnight funding, FHLB advances, medium-term bank notes and long-term debt expose it to variability in cash flows for interest payments. The risk management objective for these floating rate assets and liabilities is to hedge the variability in the interest payments and receipts on future cash flows for forecasted transactions. All of BB&T’s current cash flow hedges are hedging exposure to variability in future cash flows for forecasted transactions related to the first unhedged payments of variable interest.

For a qualifying cash flow hedge, the portion of changes in the fair value of the derivative that has been highly effective is recognized in OCI until the related cash flows from the hedged item are recognized in earnings. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, the gain or loss in OCI is amortized to earnings over the period the forecasted hedged transactions impact earnings. If a hedged forecasted transaction is no longer probable of occurring during the forecast period or within a short period thereafter, hedge accounting is ceased and any gain or loss included in OCI is reported in earnings immediately. At March 31, 2013, BB&T had $166 million of unrecognized after-tax losses on derivatives classified as cash flow hedges recorded in OCI, compared to $173 million of unrecognized after-tax losses at December 31, 2012.

The estimated amount to be reclassified from OCI into earnings during the next 12 months is a loss totaling approximately $73 million. This includes active hedges and gains and losses related to hedges that were terminated early on which the forecasted transactions are still probable. The proceeds from these terminations are included in cash flows from financing activities.

The maximum length of time over which BB&T is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is five years.

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

During the three months ended March 31, 2012, BB&T terminated certain fair value hedges related to its long-term debt and received proceeds of $90 million. When a hedge has been terminated but the hedged item remains outstanding, the proceeds from the termination of these hedges have been reflected as part of the carrying value of the underlying debt/other financial instrument and are being amortized to earnings over its estimated remaining life. The proceeds from these terminations were included in cash flows from financing activities. During the three months ended March 31, 2013 and 2012, BB&T recognized pre-tax benefits of $22 million and $65 million, respectively, through reductions of interest expense from previously unwound fair value debt hedges.

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

This category of hedges includes derivatives that hedge mortgage banking operations and MSRs. For mortgage loans originated for sale, BB&T is exposed to changes in market rates and conditions subsequent to the interest rate lock and funding date. BB&T’s risk management strategy related to its interest rate lock commitment derivatives and LHFS includes using mortgage-based derivatives such as forward commitments and options in order to mitigate market risk. For MSRs, BB&T uses various derivative instruments to mitigate the income statement effect of changes in the fair value of its MSRs. For the three months ended March 31, 2013, BB&T recorded a loss of $46 million related to these derivatives, which was offset by a positive $55 million valuation adjustment related to the MSR. For the three months ended March 31, 2012, BB&T recorded a loss of $53 million related to these derivatives, which was offset by a $92 million valuation adjustment related to the MSR.

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

Derivatives Credit Risk – Central Clearing Parties

BB&T also clears certain derivatives through central clearing parties that require initial margin collateral, as well as additional collateral for trades in a net loss position. Initial margin collateral requirements are established by central clearing parties on varying bases, with such amounts generally designed to offset the risk of non-payment. Initial margin is generally calculated by applying the maximum loss experienced in value over a specified time horizon to the portfolio of existing trades. BB&T had no significant unsecured positions in a gain with central clearing parties at March 31, 2013.

	March 31,	December 31,
	2013	2012

	(Dollars in millions)
Cash collateral received from dealer counterparties	$28	$44
Derivatives in a net gain position secured by that collateral	32	42

Cash collateral posted to dealer counterparties	609	603
Derivatives in a net loss position secured by that collateral	609	610
Additional collateral that would have been posted had BB&T's credit ratings
dropped below investment grade	2	10

Unsecured positions in a net gain with dealer counterparties after collateral postings	4	―

Cash collateral, including initial margin, posted to central clearing parties	154	111
Derivatives in a net loss position secured by that collateral	19	7

NOTE 16. Computation of EPS

BB&T’s basic and diluted EPS calculations are presented in the following table:

	Three Months Ended March 31,
	2013	2012

	(Dollars in millions, except per
	share data, shares in thousands)
Net income available to common shareholders	$210	$431

Weighted average number of common shares	700,275	697,685
Effect of dilutive outstanding equity-based awards	10,745	9,684
Weighted average number of diluted common shares	711,020	707,369

Basic EPS	$0.30	$0.62

Diluted EPS	$0.29	$0.61

For the three months ended March 31, 2013 and 2012, the number of anti-dilutive awards was 33.4 million and 34.6 million shares, respectively.

NOTE 17. Operating Segments

The following tables disclose selected financial information with respect to BB&T's reportable business segments for the periods indicated:

BB&T Corporation
Reportable Segments
Three Months Ended March 31, 2013 and 2012

	Community		Residential		Dealer		Specialized
	Banking		Mortgage Banking		Financial Services		Lending
	2013	2012	2013	2012	2013	2012	2013	2012

	(Dollars in millions)
Net interest income (expense)	$524	$506	$299	$278	$205	$210	$174	$167
Net intersegment interest income (expense)	290	340	(191)	(189)	(41)	(54)	(32)	(38)
Segment net interest income	814	846	108	89	164	156	142	129
Allocated provision for loan and lease losses	80	254	19	(22)	67	27	51	26
Noninterest income	278	268	161	195	2	2	54	53
Intersegment net referral fees (expense)	49	40	―	(1)	―	―	―	―
Noninterest expense	429	487	70	85	27	26	63	64
Amortization of intangibles	10	9	―	―	―	―	1	1
Allocated corporate expenses	258	257	17	14	7	9	16	19
Income (loss) before income taxes	364	147	163	206	65	96	65	72
Provision (benefit) for income taxes	134	52	62	78	25	37	13	15
Segment net income (loss)	$230	$95	$101	$128	$40	$59	$52	$57

Identifiable segment assets (period end)	$62,397	$60,674	$28,673	$25,288	$10,566	$10,050	$18,311	$16,896

					Other, Treasury		Total BB&T
	Insurance Services		Financial Services		and Corporate (1)		Corporation
	2013	2012	2013	2012	2013	2012	2013	2012

	(Dollars in millions)
Net interest income (expense)	$1	$1	$34	$28	$185	$246	$1,422	$1,436
Net intersegment interest income (expense)	1	1	80	82	(107)	(142)	―	―
Segment net interest income	2	2	114	110	78	104	1,422	1,436
Allocated provision for loan and lease losses	―	―	8	16	47	(13)	272	288
Noninterest income	366	270	175	178	(35)	(95)	1,001	871
Intersegment net referral fees (expense)	―	―	8	6	(57)	(45)	―	―
Noninterest expense	288	212	151	154	359	335	1,387	1,363
Amortization of intangibles	15	10	1	1	―	1	27	22
Allocated corporate expenses	23	19	24	22	(345)	(340)	―	―
Income (loss) before income taxes	42	31	113	101	(75)	(19)	737	634
Provision (benefit) for income taxes	12	8	42	38	193	(39)	481	189
Segment net income (loss)	$30	$23	$71	$63	$(268)	$20	$256	$445

Identifiable segment assets (period end)	$3,160	$2,310	$10,213	$7,859	$47,517	$51,675	$180,837	$174,752

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.
41

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BB&T is a financial holding company organized under the laws of North Carolina. BB&T conducts operations through its principal bank subsidiary, Branch Bank, and its nonbank subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, regarding the financial condition, results of operations, business plans and the future performance of BB&T that are based on the beliefs and assumptions of the management of BB&T and the information available to management at the time that these disclosures were prepared. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “projects,” “may,” “will,” “should,” “could,” and other similar expressions are intended to identify these forward-looking statements. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. Such factors include, but are not limited to, the following:

•	general economic or business conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit, insurance or other services;

•	disruptions to the credit and financial markets, either nationally or globally, including the impact of a downgrade of U.S. government obligations by one of the credit ratings agencies and the adverse effects of the ongoing sovereign debt crisis in Europe;

•	changes in the interest rate environment and cash flow reassessments may reduce NIM and/or the volumes and values of loans made or held as well as the value of other financial assets held;

•	competitive pressures among depository and other financial institutions may increase significantly;

•	legislative, regulatory or accounting changes, including changes resulting from the adoption and implementation of the Dodd-Frank Act may adversely affect the businesses in which BB&T is engaged;

•	local, state or federal taxing authorities may take tax positions that are adverse to BB&T;

•	a reduction may occur in BB&T’s credit ratings;

•	adverse changes may occur in the securities markets;

•	competitors of BB&T may have greater financial resources and develop products that enable them to compete more successfully than BB&T and may be subject to different regulatory standards than BB&T;

•	natural or other disasters could have an adverse effect on BB&T in that such events could materially disrupt BB&T’s operations or the ability or willingness of BB&T’s customers to access the financial services BB&T offers;

•	costs or difficulties related to the integration of the businesses of BB&T and its merger partners may be greater than expected;

•	expected cost savings or revenue growth associated with completed mergers and acquisitions may not be fully realized or realized within the expected time frames;

•	deposit attrition, customer loss and/or revenue loss following completed mergers and acquisitions may be greater than expected; and

•	cyber-security risks, including “denial of service,” “hacking” and “identity theft,” that could adversely affect our business and financial performance, or our reputation.

These and other risk factors are more fully described in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2012 under the section entitled “Item 1A. Risk Factors” and from time to time, in other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

Actual results may differ materially from those expressed in or implied by any forward-looking statements. Except to the extent required by applicable law or regulation, BB&T undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

Regulatory Considerations

BB&T and its subsidiaries and affiliates are subject to numerous examinations by federal and state banking regulators, as well as the SEC, FINRA, and various state insurance and securities regulators. BB&T and its subsidiaries have from time to time received requests for information from regulatory authorities in various states, including state insurance commissions and state attorneys general, securities regulators and other regulatory authorities, concerning their business practices. Such requests are considered incidental to the normal conduct of business. Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional disclosures with respect to laws and regulations affecting the Company’s businesses.

Critical Accounting Policies

The accounting and reporting policies of BB&T Corporation and its subsidiaries are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. BB&T’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Different assumptions in the application of these policies could result in material changes in BB&T’s consolidated financial position and/or consolidated results of operations and related disclosures. The more critical accounting and reporting policies include BB&T’s accounting for the ACL, determining fair value of financial instruments, intangible assets, costs and benefit obligations associated with BB&T’s pension and postretirement benefit plans, and income taxes. Understanding BB&T’s accounting policies is fundamental to understanding BB&T’s consolidated financial position and consolidated results of operations. Accordingly, BB&T’s critical accounting policies are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2012. BB&T’s significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in detail in Note 1 in the “Notes to Consolidated Financial Statements” in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no changes to BB&T’s significant accounting policies during 2013. Additional disclosures regarding the effects of new accounting pronouncements are included in Note 1 “Basis of Presentation” included herein.

Executive Summary

Consolidated net income available to common shareholders was $210 million for the first quarter of 2013, down 51.3% compared to $431 million that was earned during the same period in 2012. On a diluted per common share basis, earnings for the first quarter of 2013 were $0.29, down 52.5% compared to $0.61 for the same period in 2012. BB&T’s results of operations for the first quarter of 2013 produced an annualized return on average assets of 0.57% and an annualized return on average common shareholders’ equity of 4.44%, compared to prior year ratios of 1.03% and 9.75%, respectively.

As previously announced, financial results for the first quarter of 2013 were negatively impacted by a $281 million adjustment to the provision for income taxes. This occurred following a February 11, 2013 opinion by the U.S. Tax Court with respect to a case between the Bank of New York Mellon and the IRS involving a transaction with a structure similar to a financing transaction entered into by BB&T in 2002. BB&T is currently in litigation with the IRS and no decision has been rendered by the court. Excluding the impact of this adjustment, diluted earnings per common share were $0.691 for the first quarter of 2013, and BB&T’s adjusted results of operations for the first quarter of 2013 produced an annualized return on average assets of 1.20%1 and an annualized return on average common shareholders’ equity of 10.34%1.

Total revenues were $2.5 billion for the first quarter of 2013, an increase of $116 million compared to the first quarter of 2012. The increase in total revenues included a $130 million increase in noninterest income and a $14 million decrease in taxable-equivalent net interest income. The decrease in taxable-equivalent net interest income reflects an $84 million decrease in interest income primarily driven by lower yields on new loans and securities, which is reflective of the low interest rate environment, and covered loan run-off, partially offset by a $70 million decrease in funding costs compared to the same quarter of the prior year. Net interest margin was 3.76%, down 17 basis points compared to the first quarter of 2012. The increase in noninterest income includes a $94 million increase in insurance income, a $32 million increase in net securities gains, and a $26 million increase in other income, partially offset by a $36 million decrease in mortgage banking income. The increase in insurance income included approximately $78 million as a result of the acquisition of the life and

1 See Non-GAAP Information on page 68.

property and casualty insurance operating divisions of Crump Group Inc. (“Crump Insurance”) on April 2, 2012, with the remaining increase largely attributable to firming market conditions for insurance premiums. Net securities gains for the first quarter of 2013 totaled $23 million compared to a net securities loss of $9 million in the first quarter of the prior year. The increase in other income was primarily due to $42 million of write-downs on affordable housing investments that were recorded in the first quarter of the prior year. The $36 million decrease in mortgage banking income was largely the result of a $30 million decrease in mortgage servicing rights’ valuation adjustments.

The provision for credit losses, excluding covered loans, declined $38 million, or 13.3%, compared to the first quarter of 2012, as improving credit quality resulted in lower provision expense. Net charge-offs, excluding covered loans, for the first quarter of 2013 were $62 million lower than the first quarter of 2012.

Noninterest expense was $1.4 billion for the first quarter of 2013, an increase of $29 million, or 2.1%, compared to the first quarter of 2012. Personnel and occupancy and equipment expense increased $87 million and $18 million, respectively, primarily due to the acquisitions of Crump Insurance and BankAtlantic during 2012. These increases were partially offset by a $74 million decrease in foreclosed property expense, which was the result of lower write-downs, losses and carrying costs associated with foreclosed property.

The provision for income taxes was $481 million for the first quarter of 2013, compared to $189 million for the first quarter of 2012. The effective tax rate for the first quarter of 2013 was 65.3%, compared to 29.8% for the prior year’s first quarter. The increase in the effective tax rate was due to the $281 million adjustment to the income tax provision described previously. Excluding the impact of this adjustment, the effective tax rate for the first quarter of 2013 was 27.1%2, compared to 29.8% in the same quarter of the prior year. This decrease in the adjusted effective tax rate was the result of $16 million in tax expense recorded in the first quarter of 2012 related to changes in the treatment of certain credits related to affordable housing partnership investments. The effective tax rate for the second quarter of 2013 is expected to be similar to the adjusted effective tax rate for the first quarter of 2013.

NPAs, excluding covered foreclosed real estate, decreased $123 million during the first quarter of 2013, due to declines of $97 million in NPLs and $26 million in foreclosed real estate and other foreclosed property. This is the 12th consecutive quarterly decline in NPAs and the amount is the lowest since the second quarter of 2008.

BB&T’s total assets at March 31, 2013 were $180.8 billion, a decrease of $3.0 billion compared to December 31, 2012. Average loans held for investment for the first quarter of 2013 totaled $113.2 billion, up $5.7 billion, or 5.3%, compared to the first quarter of 2012. The growth in average loans held for investment was broad based, with notable growth in the residential mortgage, commercial and industrial, direct retail and other lending subsidiaries portfolios.

Average deposits for the first quarter of 2013 increased $5.8 billion, or 4.7%, compared to the first quarter of 2012. This increase included growth in noninterest–bearing deposits totaling $6.3 billion, or 24.2%. The cost of interest-bearing deposits was 0.36% for the first quarter of 2013, a decrease of 13 basis points compared to the same period of 2012.

Total shareholders’ equity was up slightly compared to December 31, 2012, with earnings of $256 million offset by common and preferred dividends totaling $161 million and $30 million, respectively, and an increase in the accumulated other comprehensive loss totaling $53 million.

The Tier 1 common ratio was 9.2% and 9.1% at March 31, 2013 and December 31, 2012, respectively. In addition, the Tier 1 risk-based capital and total risk-based capital ratios were 10.8% and 13.6% at March 31, 2013, respectively, compared to 10.7% and 13.6%, respectively, at December 31, 2012. BB&T’s risk-based capital ratios remain well above regulatory standards for well-capitalized banks. As of March 31, 2013, measures of tangible capital were not required by the regulators and, therefore, were considered non-GAAP measures. Refer to the section titled “Capital Adequacy and Resources” herein for a discussion of how BB&T calculates and uses these measures in the evaluation of the Company and adjustments made to certain regulatory capital ratios previously presented.

On March 14, 2013, the FRB informed BB&T that it objected to certain elements of its capital plan. However, based on the quantitative results of the stress test, BB&T does not believe these objections were related to the Company’s capital strength, earnings power or financial condition. The FRB did not object to BB&T’s continuation in future quarters of its first quarter dividend of $.23 per share. The FRB also did not object to BB&T’s continued payment of preferred dividends for its outstanding classes of preferred stock. The CCAR resubmission is due June 11, 2013 and the regulators will then have up to 75 days to review. Following this objection, both Moody’s Investor Services and S&P revised their outlook from stable to negative.

 2 See Non-GAAP Information on page 68.

Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2012, for additional information with respect to BB&T’s recent accomplishments and significant challenges. The factors causing the fluctuations in the major balance sheet and income statement categories for the first quarter of 2013, compared to the corresponding period of 2012, are further discussed in the following sections.

Analysis Of Results Of Operations

The following table sets forth selected financial ratios for the last five calendar quarters.

Table 1
Annualized Profitability Measures

	Three Months Ended
		Adjusted (1)
	3/31/13	3/31/13	12/31/12	9/30/12	6/30/12	3/31/12
Rate of return on:
Average assets	0.57%	1.20%	1.20%	1.10%	1.22%	1.03%
Average common shareholders’ equity	4.44	10.34	10.51	9.94	11.21	9.75
NIM (FTE)	3.76	N/A	3.84	3.94	3.95	3.93

(1)	Calculated excluding the impact of the $281 million adjustment to income taxes recorded in the first quarter of 2013. For additional information, see Non-GAAP Information on page 68.

Net Interest Income and Net Interest Margin

Net interest income on a FTE basis was $1.5 billion for the first quarter of 2013, a decrease of 1.0% compared to the same period in 2012. The decrease in net interest income was driven by an $84 million decrease in interest income, partially offset by a $70 million decrease in funding costs compared to the same quarter of the prior year. For the quarter ended March 31, 2013, average earning assets increased $6.1 billion, or 4.1%, compared to the same period of 2012, while average interest-bearing liabilities decreased $2.8 billion, or 2.2%. The NIM was 3.76% for the first quarter of 2013, compared to 3.93% for the same period of 2012. The 17 basis point decline in the NIM was primarily due to the runoff of covered loans and lower yields on new loans and securities, partially offset by growth in earning assets and lower funding costs.

The FTE yield on the average securities portfolio for the first quarter of 2013 was 2.48%, which was 22 basis points lower than the annualized yield earned during the first quarter of 2012.

The annualized FTE yield for the total loan portfolio for the first quarter of 2013 was 5.03%, compared to 5.56% in the first quarter of 2012. The decrease in the FTE yield on the total loan portfolio was primarily due to runoff of covered loans and lower yields on new loans due to the low interest rate environment.

The average rate for interest-bearing deposits for the first quarter of 2013 was 0.36%, compared to 0.49% for the same period in the prior year, which is reflective of the low interest rate environment.

For the first quarter of 2013, the average annualized FTE rate paid on short-term borrowings was 0.18% compared to 0.23% during the first quarter of 2012. The average annualized rate paid on long-term debt for the first quarter of 2013 was 3.23%, compared to 3.41% for the same period in 2012.

Management expects NIM to decrease up to 10 basis points in the second quarter of 2013 as a result of the runoff of covered loans and lower rates on new earning assets, partially offset by lower deposit costs.

The following table sets forth the major components of net interest income and the related annualized yields and rates for the three months ended March 31, 2013, compared to the same period in 2012, as well as the variances between the periods caused by changes in interest rates versus changes in volumes. Changes attributable to the mix of assets and liabilities have been allocated proportionally between the changes due to rate and the changes due to volume.

Table 2
FTE Net Interest Income and Rate / Volume Analysis (1)
Three Months Ended March 31, 2013 and 2012

	Average Balances (6)		Annualized Yield/Rate		Income/Expense		Increase	Change due to
	2013	2012	2013	2012	2013	2012	(Decrease)	Rate	Volume

	(Dollars in millions)
Assets
Total securities, at amortized cost (2)
GSE securities	$4,522	$820	1.87%	1.54%	$21	$3	$18	$1	$17
RMBS issued by GSE	28,540	31,742	1.92	2.20	137	174	(37)	(20)	(17)
States and political subdivisions	1,837	1,858	5.80	5.84	27	27	―	―	―
Non-agency RMBS	300	411	5.58	5.98	4	6	(2)	―	(2)
Other securities	477	532	1.41	1.64	2	2	―	―	―
Covered securities	1,125	1,226	13.18	11.02	37	34	3	6	(3)
Total securities	36,801	36,589	2.48	2.70	228	246	(18)	(13)	(5)
Other earning assets (3)	2,838	3,502	1.64	0.76	12	7	5	6	(1)
Loans and leases, net of unearned income (4)(5)
Commercial:
Commercial and industrial	37,916	36,021	3.76	4.04	353	362	(9)	(28)	19
CRE - other	11,422	10,678	3.81	3.81	107	101	6	―	6
CRE - residential ADC	1,238	1,989	4.15	3.58	13	18	(5)	3	(8)
Direct retail lending	15,757	14,712	4.73	4.98	184	182	2	(10)	12
Sales finance	7,838	7,516	3.52	4.27	68	80	(12)	(15)	3
Revolving credit	2,279	2,175	8.51	8.51	48	46	2	―	2
Residential mortgage	23,618	21,056	4.26	4.54	251	239	12	(15)	27
Other lending subsidiaries	9,988	8,668	10.84	11.53	267	249	18	(16)	34
Total loans and leases held for investment (excluding covered loans)	110,056	102,815	4.74	4.99	1,291	1,277	14	(81)	95
Covered	3,133	4,672	17.49	19.32	135	224	(89)	(20)	(69)
Total loans and leases held for investment	113,189	107,487	5.09	5.61	1,426	1,501	(75)	(101)	26
LHFS	3,792	2,916	3.28	3.62	31	26	5	(3)	8
Total loans and leases	116,981	110,403	5.03	5.56	1,457	1,527	(70)	(104)	34
Total earning assets	156,620	150,494	4.37	4.75	1,697	1,780	(83)	(111)	28
Nonearning assets	24,738	23,475
Total assets	$181,358	$173,969

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$20,169	$19,712	0.09	0.13	5	6	(1)	(1)	―
Money market and savings	48,431	45,667	0.15	0.19	18	22	(4)	(5)	1
Certificates and other time deposits	28,934	32,942	0.89	1.13	63	93	(30)	(19)	(11)
Foreign deposits - interest-bearing	385	112	0.12	0.03	―	―	―	―	―
Total interest-bearing deposits	97,919	98,433	0.36	0.49	86	121	(35)	(25)	(10)
Short-term borrowings	4,217	3,452	0.18	0.23	2	1	1	1	―
Long-term debt	18,690	21,720	3.23	3.41	150	185	(35)	(9)	(26)
Total interest-bearing liabilities	120,826	123,605	0.79	1.00	238	307	(69)	(33)	(36)
Noninterest-bearing deposits	32,518	26,173
Other liabilities	6,699	6,362
Shareholders’ equity	21,315	17,829
Total liabilities and shareholders’ equity	$181,358	$173,969
Average interest rate spread			3.58%	3.75%
NIM/net interest income			3.76%	3.93%	$1,459	$1,473	$(14)	$(78)	$64
Taxable-equivalent adjustment					$37	$37

(1)	Yields are stated on a taxable-equivalent basis assuming tax rates in effect for the periods presented.
(2)	Total securities include AFS securities and HTM securities.
(3)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, trading securities, FHLB stock and other earning assets.
(4)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(5)	Nonaccrual loans have been included in the average balances.
(6)	Excludes basis adjustments for fair value hedges.
46

Revenue, Net of Provision Impact from Covered Assets

The following tables provide information related to covered loans and securities and the FDIC loss sharing asset recognized in the Colonial acquisition. The tables exclude amounts related to other assets acquired and liabilities assumed in the acquisition.

Table 3
FDIC Loss Share Receivable

	March 31, 2013		December 31, 2012
Attributable to:	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in millions)
Covered loans	$1,036	$709	$1,107	$751
Covered securities	(587)	(536)	(553)	(502)
Aggregate loss calculation	(81)	(105)	(75)	(100)
FDIC loss share receivable	$368	$68	$479	$149

Table 4
Revenue, Net of Provision Impact from Covered Assets

	Three Months Ended March 31,
	2013	2012

	(Dollars in millions)
Interest income-covered loans	$135	$224
Interest income-covered securities	37	34
Total interest income	172	258
Provision for covered loans	(25)	(3)
OTTI for covered securities	―	(4)
FDIC loss share income, net	(59)	(57)
Adjusted net revenue	$88	$194

FDIC loss share income, net
Offset to provision for covered loans	$20	$3
Accretion due to credit loss improvement	(67)	(57)
Offset to OTTI for covered securities	―	3
Accretion for securities	(12)	(6)
Total	$(59)	$(57)

Interest income on covered loans and securities acquired in the Colonial acquisition for the first quarter of 2013 decreased $86 million compared to the first quarter of 2012, primarily due to decreased interest income on covered loans of $89 million, reflecting lower average covered loan balances. The yield on covered loans for the first quarter of 2013 was 17.49% compared to 19.32% in 2012. The decline in yield is primarily the result of changes in loan mix and a reduction in late fees.

The provision for covered loans totaled $25 million in the first quarter of 2013, an increase of $22 million compared to the same quarter of the prior year. The increase in the provision for covered loans was primarily the result of deterioration in certain residential mortgage loan pools based on the cash flow reassessment process.

FDIC loss share income, net was a negative $59 million for the first quarter of 2013, primarily due to negative accretion attributable to the offset for the cumulative impact of cash flow reassessments for covered loans and negative accretion for covered securities, offset by the loss sharing on the provision for covered loans. The negative accretion related to the improvement in credit losses is recognized on a level yield basis over the life of the related FDIC loss share asset, which has a shorter weighted average life than the corresponding loans.

Provision for Credit Losses

The provision for credit losses totaled $272 million (including $25 million for covered loans) for the first quarter of 2013 compared to $288 million (including $3 million for covered loans) for the first quarter of 2012. The decrease in the overall provision for credit losses was primarily due to decreases in the CRE – other and direct retail lending provisions totaling $31 million and $128 million, respectively, which were driven by improved credit quality and a lower level of charge-offs in these portfolios. These decreases were partially offset by increases in the provision related to the residential mortgage and other lending subsidiaries, totaling $43 million and $48 million, respectively, and an increase in the provision for covered loans of $22 million. The increase in the residential mortgage and other lending subsidiaries provision was largely the result of updates to loss estimate factors.

Net charge-offs, excluding covered loans, were $62 million lower than the first quarter of 2012. This decrease in net charge-offs was broad-based in nature, with the commercial and industrial and other lending subsidiaries portfolios representing the only increases in net charge-offs compared to the same period of the prior year. Net charge-offs were 1.00% of average loans and leases on an annualized basis (0.98% excluding covered loans) for the first quarter of 2013, compared to 1.28% of average loans and leases (1.28% excluding covered loans) for the same period in 2012.

Noninterest Income

Noninterest income was $1.0 billion for the first quarter of 2013, compared to $871 million for the first quarter of 2012, an increase of $130 million, or 14.9%. The increase in noninterest income was driven by increases in insurance income, net securities gains (losses) and other income, partially offset by a decrease in mortgage banking income, compared to the same period of the prior year.

Insurance income was $94 million higher, primarily due to the acquisition of Crump Insurance on April 2, 2012, which added approximately $78 million in revenue for the quarter, and firming market conditions for insurance premiums. Management expects seasonally stronger insurance revenues during the second quarter of 2013.

Net securities gains (losses) increased $32 million compared to the first quarter of 2012, due to gains on securities sold in the current quarter. Other income increased $26 million, primarily due to a $29 million net decrease in write-downs on affordable housing investments in the first quarter of 2013, compared to the same quarter of the prior year.

Mortgage banking income decreased $36 million, or 16.7%, primarily due to a $30 million decrease in mortgage servicing rights’ valuation adjustments. Residential mortgage production revenues were down slightly as higher volumes were offset by tighter margins. Management expects that margins will remain under pressure during the second quarter of 2013, but that volumes will remain consistent with the first quarter of 2013.

Other categories of noninterest income, including service charges on deposits, investment banking and brokerage fees and commissions, bankcard fees and merchant discounts, checkcard fees, trust and investment advisory revenues, income from bank-owned life insurance and FDIC loss share income totaled $355 million for the three months ended March 31, 2013, compared to $341 million for the same period of 2012.

Noninterest Expense

Noninterest expense was $1.4 billion for the first quarter of 2013, an increase of $29 million, or 2.1%, compared to the same quarter of 2012. The increase in noninterest expenses was primarily driven by an increase in personnel and occupancy and equipment expense, partially offset by a decrease in foreclosed property expense.

Personnel expense and occupancy and equipment expense increased $87 million and $18 million, respectively, primarily due to the acquisitions of Crump Insurance and BankAtlantic during 2012.

Foreclosed property expense includes the gain or loss on sale of foreclosed property, valuation adjustments resulting from updated appraisals, and the ongoing expense of maintaining foreclosed properties. Foreclosed property expense for the three months ended March 31, 2013 totaled $18 million, compared to $92 million for the first quarter of 2012, a decrease of $74 million, or 80.4%. Foreclosed property expense was lower due to fewer losses and write-downs and lower maintenance costs as a result of reduced inventory compared to the prior year.

Other categories of noninterest expenses, including loan-related expense, regulatory charges, professional services, software expense, amortization of intangibles, merger-related and restructuring charges, and other expenses totaled $408 million for the current quarter compared to $410 million for the same period of 2012.

Segment Results

See Note 17 “Operating Segments” in the “Notes to Consolidated Financial Statements” contained herein and BB&T’s Annual Report on Form 10-K for the year ended December 31, 2012, for additional disclosures related to BB&T’s reportable business segments. Fluctuations in noninterest income and noninterest expense incurred directly by the operating segments are more fully discussed in the “Noninterest Income” and “Noninterest Expense” sections above. The following table reflects the net income (loss) for each of BB&T’s operating segments:

Table 5
BB&T Corporation
Net Income by Reportable Segments

	Three Months Ended March 31,
	2013	2012

	(Dollars in millions)
Community Banking	$230	$95
Residential Mortgage Banking	101	128
Dealer Financial Services	40	59
Specialized Lending	52	57
Insurance Services	30	23
Financial Services	71	63
Other, Treasury and Corporate	(268)	20
BB&T Corporation	$256	$445

Community Banking net income was $230 million in the first quarter of 2013, an increase of $135 million over the first quarter of 2012. The allocated provision for loan and lease losses decreased $174 million, primarily due to reserve rate adjustments associated with improved loan portfolio credit quality and lower business and consumer loan charge-offs. Noninterest expense decreased $58 million which was driven by lower foreclosed property expense and regulatory expense. Noninterest income increased $10 million primarily due to higher checkcard fees, bankcard fees, and merchant discounts. Net interest income decreased $32 million primarily as a result of tighter funding spreads earned on deposits partially offset by improvements in deposit mix as a result of growth in noninterest-bearing deposits, lower-cost interest-checking, money market and savings deposits, and a decrease in certificates of deposits.

Residential Mortgage Banking net income was $101 million in the first quarter of 2013, a decrease of $27 million from the first quarter of 2012. The allocated provision for loan and lease losses increased $41 million, which was primarily the result of a beneficial reserve rate adjustment in the prior year. Noninterest income decreased $34 million, driven by lower gains on mortgage loan production and sales and a decrease in the fair value of net mortgage servicing rights, partially offset by higher net servicing income. Segment net interest income increased $19 million which was driven by growth in average residential mortgage loans, as well as higher credit spreads to funding costs when compared to the first quarter of 2012. Noninterest expense decreased $15 million primarily due to lower expense associated with mortgage repurchase reserves and lower losses on the sale of foreclosed property.

Dealer Financial Services net income was $40 million in the first quarter of 2013, a decrease of $19 million from the first quarter of 2012. The allocated provision for loan and lease losses increased $40 million primarily due to a reserve rate adjustment and higher charge-offs related to the Regional Acceptance Corporation loan portfolio and a beneficial reserve rate adjustment in the prior year related to the Dealer Finance portfolio. Segment net interest income increased $8 million, primarily the result of wider credit spreads and loan growth in the Regional Acceptance Corporation portfolio. Dealer Financial Services grew average loans by 3.7% compared to the first quarter of 2012.

Specialized Lending net income was $52 million in the first quarter of 2013, a decrease of $5 million from the first quarter of 2012. The allocated provision for loan and lease losses increased $25 million primarily due to higher charge-offs in the commercial finance portfolio and a reserve rate adjustment for Lendmark Financial. Segment net interest income grew $13 million, which was primarily attributable to 43.3% growth in average small ticket consumer finance loan balances. This increase primarily resulted from organic loan growth arising from existing dealer financing relationships. In addition, the average commercial insurance premium financing portfolio grew 9.5% when compared to the same period of the prior year, as a result of firming market conditions for insurance premiums.

Insurance Services net income was $30 million in the first quarter of 2013, an increase of $7 million over the first quarter of 2012. Noninterest income growth of $96 million was primarily driven by the acquisition of Crump Insurance on April 2, 2012, which contributed $78 million of insurance income in the first quarter of 2013. In addition, Insurance Services benefited from organic growth in wholesale and retail property and casualty insurance operations as insurance pricing continues to firm. Higher noninterest income growth was offset by a $76 million increase in noninterest expense, primarily the result of higher personnel costs related to the Crump Insurance acquisition.

Financial Services net income was $71 million, an increase of $8 million over the first quarter of 2012. The allocated provision for loan and lease losses decreased $8 million primarily due to reserve rate adjustments related to the commercial and industrial loan portfolio in the prior period. Segment net interest income increased $4 million primarily due to strong loan and deposit growth. Corporate Banking’s average loan growth over the prior year totaled $1.7 billion or 31.5%. This increase was generated through lending activities in both existing core markets as well as newer markets, including Texas. BB&T Wealth generated average deposit growth over the prior year of $1.6 billion or 16.3%, as the result of new clients and cross-selling initiatives.

Net income in Other, Treasury & Corporate can vary due to changing needs of the Corporation, including the size of the investment portfolio, the need for wholesale funding, and income received from derivatives used to hedge the balance sheet. Other, Treasury & Corporate generated a net loss of $268 million in the first quarter of 2013, primarily the result of the previously described $281 million adjustment to the income tax provision. The allocated provision for loan and lease losses increased $60 million primarily due to higher reserves for unfunded lending commitments and covered loans. Segment net interest income decreased $26 million primarily attributable to runoff in the covered loan portfolio, while the increase in noninterest income was driven by higher securities gains in the investment portfolio and lower losses on low-income housing partnership investments compared to the first quarter of 2012.

Analysis Of Financial Condition

Investment Activities

The total securities portfolio was $37.3 billion at March 31, 2013, a decrease of $1.4 billion, compared with December 31, 2012. As of March 31, 2013, the securities portfolio includes $24.2 billion of AFS securities and $13.1 billion of HTM securities.

Average securities for the first quarter of 2013 were $36.8 billion, an increase of $212 million, or 0.6%, compared with the average balance during the first quarter of 2012.

Management holds a portion of BB&T’s securities portfolio as HTM to mitigate possible negative impacts on its regulatory capital under the proposed Basel III capital guidelines. The effective duration of the securities portfolio increased to 3.7 years at March 31, 2013, compared to 2.8 years at December 31, 2012, primarily the result of an increase in interest rates during the first quarter. The duration of the securities portfolio excludes equity securities, auction rate securities and certain non-agency RMBS that were acquired in the Colonial acquisition.

See Note 2 “Securities” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to BB&T’s evaluation of securities for OTTI.

Lending Activities

For the first quarter of 2013, average total loans were $117.0 billion, an increase of $6.6 billion, or 6.0%, compared to the same period in 2012. Average loans held for investment were $113.2 billion for the first quarter of 2013, a 5.3% increase compared to $107.5 billion for the corresponding period of the prior year. The increase in average loans and leases was broad-based with notable growth in the residential mortgage, commercial and industrial, direct retail and other lending subsidiaries portfolios.

The following table presents the composition of average loans and leases:

Table 6
Composition of Average Loans and Leases

	Three Months Ended March 31,
	2013		2012
	Balance	% of total	Balance	% of total

	(Dollars in millions)
Commercial:
Commercial and industrial	$37,916	32.4%	$36,021	32.6%
CRE - other	11,422	9.8	10,678	9.7
CRE - residential ADC	1,238	1.1	1,989	1.8
Direct retail lending	15,757	13.5	14,712	13.3
Sales finance	7,838	6.7	7,516	6.8
Revolving credit	2,279	1.9	2,175	2.0
Residential mortgage	23,618	20.2	21,056	19.1
Other lending subsidiaries	9,988	8.5	8,668	7.9
Total average loans and leases held for
investment (excluding covered loans)	110,056	94.1	102,815	93.2
Covered	3,133	2.7	4,672	4.2
Total average loans and leases held
for investment	113,189	96.8	107,487	97.4
LHFS	3,792	3.2	2,916	2.6
Total average loans and leases	$116,981	100.0%	$110,403	100.0%

During the fourth quarter of 2012, the classification of certain loans was revised to more accurately depict the nature of the underlying loans. These reclassifications, which increased the CRE – other portfolio, with a corresponding decrease in the commercial and industrial portfolio, are estimated at approximately $800 million when comparing the first quarter of 2013 to the corresponding period of the prior year.

Average commercial and industrial loans increased $1.9 billion, or 5.3% (approximately $2.7 billion, or 7.7% excluding the impact of the loan reclassification), compared to the corresponding period of 2012. The increase in the commercial and industrial portfolio was largely driven by geographic expansion and broadened industry sector expertise in middle-market corporate lending, as well as growth in asset-based and mortgage warehouse lending. Average CRE – other, which increased $744 million compared to the first quarter of 2012, would have reflected a slight decrease in average loan balances excluding the impact of the loan reclassifications. The average CRE – residential ADC portfolio declined $751 million, or 37.8%, due to continued weakness in residential real estate development.

Average direct retail loans were up $1.0 billion, or 7.1%, as a result of growth in home equity loans and non-real estate loans generated through the wealth and small business lending channels. Average residential mortgage loans increased $2.6 billion, or 12.2%, compared to the first quarter of 2012, which reflects growth from management’s previous strategy of retaining a higher portion of residential mortgage production in the held for investment portfolio. This strategy was modified late in the second quarter of 2012, after which the majority of mortgage production has been directed to the LHFS portfolio. Growth in the average residential mortgage loan portfolio was also impacted by the BankAtlantic acquisition in the third quarter of 2012.

Average sales finance loans increased 4.3% for the first quarter of 2013 compared to the corresponding period in 2012. The increases in sales finance loans were due to strong growth in prime automobile loans. Average loans in other lending subsidiaries were up $1.3 billion, or 15.2%, compared to the first quarter of 2012, based on strong growth from small ticket consumer finance, equipment finance and insurance premium financing, which totaled 43.3%, 19.7%, and 9.5%, respectively.

Average LHFS increased $876 million, or 30.0%, for the first quarter of 2013 compared to the same period in 2012, primarily due to growth of $985 million in average residential mortgage LHFS, which resulted from management’s decision in the second quarter of 2012 to direct the majority of future mortgage loan production to the held for sale portfolio.

Management currently expects average total loans held for investment to increase in the range of 2% to 4% annualized for the second quarter of 2013, compared to the first quarter, contingent on overall economic conditions remaining relatively stable.

Asset Quality

BB&T’s asset quality continued to improve during the first quarter of 2013. NPAs, which includes foreclosed real estate, repossessions, nonaccrual loans and nonperforming TDRs, totaled $1.6 billion (or $1.4 billion excluding covered foreclosed property) at March 31, 2013, compared to $1.8 billion (or $1.5 billion excluding covered foreclosed property) at December 31, 2012. The 8.0% decrease in NPAs, excluding covered foreclosed property, was driven by a $97 million decrease in nonaccrual loans and a $26 million decline in foreclosed real estate and other foreclosed property. NPAs have decreased for twelve consecutive quarters and are at their lowest level since June 30, 2008. Refer to Table 7 for an analysis of the changes in nonperforming assets during the three months ended March 31, 2013. As a percentage of loans and leases plus foreclosed property, NPAs were 1.39% at March 31, 2013 (or 1.23% excluding covered assets) compared with 1.51% (or 1.33% excluding covered assets) at December 31, 2012.

The current inventory of foreclosed real estate, excluding amounts covered under FDIC loss sharing agreements, totaled $88 million as of March 31, 2013. This includes land and lots, which totaled $29 million and had been held for approximately 17 months on average. The remaining foreclosed real estate of $59 million, which is primarily single family residential and CRE, had an average holding period of seven months.

Management expects NPAs to improve at a modest pace during the second quarter of 2013, assuming no significant economic deterioration during the quarter.

The following table presents the changes in NPAs, excluding covered foreclosed property, during the three months ended 2013 and 2012:

Table 7
Rollforward of NPAs

		Three Months Ended March 31,
		2013	2012

		(Dollars in millions)
	Balance at January 1,	$1,536	$2,450
	New NPAs	509	737
	Advances and principal increases	43	45
	Disposals of foreclosed assets	(95)	(236)
	Disposals of NPLs (1)	(107)	(193)
	Charge-offs and losses	(220)	(317)
	Payments	(188)	(142)
	Transfers to performing status	(59)	(88)
	Other, net	(6)	―
	Balance at March 31,	$1,413	$2,256

(1)	Includes charge-offs and losses recorded upon sale of $29 million and $45 million for the three months ended March 31, 2013 and 2012, respectively.

Tables 8 and 9 summarize asset quality information for the last five quarters. As more fully described below, this information has been adjusted to exclude past due covered loans and certain mortgage loans guaranteed by the government:

•	In accordance with regulatory reporting standards, covered loans that are contractually past due are recorded as past due and still accruing based on the number of days past due. However, given the significant amount of acquired loans that are past due but still accruing due to the application of the accretion method, BB&T has concluded that it is appropriate to adjust Table 8 to exclude covered loans in summarizing total loans 90 days or more past due and still accruing and total loans 30-89 days past due and still accruing.

•	BB&T has also concluded that the inclusion of covered loans in certain asset quality ratios summarized in Table 9 including “Loans 30-89 days past due and still accruing as a percentage of total loans and leases,” “Loans 90 days or more past due and still accruing as a percentage of total loans and leases,” “NPLs as a percentage of total loans and leases” and certain other asset quality ratios that reflect NPAs in the numerator or denominator (or both) results in significant distortion to these ratios. In addition, because loan level charge-offs related to the acquired loans are not recognized in the financial statements until the cumulative amounts exceed the original loss projections on a pool basis, the net charge-off ratio for the acquired loans is not consistent with the net charge-off ratio for other loan portfolios. The inclusion of these loans in the asset quality ratios described above could result in a lack of
52

comparability across quarters or years, and could negatively impact comparability with other portfolios that were not impacted by acquisition accounting. BB&T believes that the presentation of asset quality measures excluding covered loans and related amounts from both the numerator and denominator provides better perspective into underlying trends related to the quality of its loan portfolio. Accordingly, the asset quality measures in Table 9 present asset quality information both on a consolidated basis as well as excluding the covered assets and related amounts.

•	In addition, BB&T has excluded mortgage loans that are guaranteed by the government, primarily FHA/VA loans, from the asset quality metrics reflected in Tables 8 and 9, as these loans are recoverable through various government guarantees. In addition, BB&T has recorded certain amounts related to delinquent GNMA loans serviced for others that BB&T has the option, but not the obligation, to repurchase and has effectively regained control. The amount of government guaranteed mortgage loans and GNMA loans serviced for others that have been excluded are noted in the footnotes to Table 8.

The following tables summarize asset quality information for the past five quarters:

Table 8
Asset Quality

	Three Months Ended
	3/31/2013		12/31/2012	9/30/2012	6/30/2012	3/31/2012

	(Dollars in millions)
NPAs (1)
Nonaccrual loans and leases:
Commercial:
Commercial and industrial		$533	$546	$597	$620	$685
CRE - other		188	212	259	301	312
CRE - residential ADC		94	128	204	241	312
Direct retail lending		127	132	134	133	139
Sales finance		6	7	7	13	15
Residential mortgage		255	269	266	263	320
Other lending subsidiaries		80	86	73	76	60
Total nonaccrual loans and leases held for investment		1,283	1,380	1,540	1,647	1,843
Foreclosed real estate (2)		88	107	139	221	378
Other foreclosed property		42	49	39	29	35
Total NPAs (excluding covered assets) (1)(2)		$1,413	$1,536	$1,718	$1,897	$2,256

Performing TDRs (3)
Commercial:
Commercial and industrial		$54	$77	$66	$62	$76
CRE - other		67	67	75	78	82
CRE - residential ADC		24	21	25	28	30
Direct retail lending		193	197	120	114	117
Sales finance		19	19	7	7	7
Revolving credit		55	56	58	58	61
Residential mortgage (4)		715	769	646	636	589
Other lending subsidiaries		162	121	77	69	53
Total performing TDRs (3)(4)(5)		$1,289	$1,327	$1,074	$1,052	$1,015

Loans 90 days or more past due and still accruing
Commercial:
Commercial and industrial	$	―	$1	$1	$2	$2
CRE - other		―	―	―	―	1
Direct retail lending		34	38	41	39	49
Sales finance		7	10	11	11	13
Revolving credit		14	16	14	13	14
Residential mortgage (6)(7)		77	92	80	78	72
Other lending subsidiaries		6	10	5	4	6
Total loans 90 days or more past due and still accruing (excluding
covered loans) (6)(7)(8)		$138	$167	$152	$147	$157

Loans 30-89 days past due
Commercial:
Commercial and industrial		$34	$42	$41	$53	$62
CRE - other		10	12	9	16	26
CRE - residential ADC		2	2	8	9	8
Direct retail lending		136	145	136	119	135
Sales finance		42	56	53	49	50
Revolving credit		20	23	21	20	20
Residential mortgage (9)(10)		529	498	501	423	397
Other lending subsidiaries		183	290	259	218	172
Total loans 30 - 89 days past due (excluding covered loans) (9)(10)(11)		$956	$1,068	$1,028	$907	$870

(1)	Covered loans are considered to be performing due to the application of the accretion method. Covered loans that are contractually past due are noted in the footnotes below.
54

(2)	Excludes covered foreclosed real estate totaling $232 million, $254 million, $289 million, $310 million, and $364 million at March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, and March 31, 2012, respectively.
(3)	Excludes TDRs that are nonperforming totaling $222 million, $231 million, $225 million, $219 million and $263 million at March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, and March 31, 2012, respectively. These amounts are included in total nonperforming assets.
(4)	Excludes mortgage TDRs that are government guaranteed totaling $338 million, $315 million, $275 million, $266 million and $242 million at March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, and March 31, 2012, respectively. Includes mortgage TDRs held for sale.
(5)	During the fourth quarter of 2012, $226 million of performing loans were classified as TDRs in connection with recent regulatory guidance related to loans discharged in bankruptcy not reaffirmed by the borrower.
(6)	Excludes mortgage loans 90 days or more past due that are government guaranteed totaling $251 million, $254 million, $233 million, $217 million and $218 million at March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, and March 31, 2012, respectively. Includes past due mortgage loans held for sale.
(7)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase that are 90 days or more past due totaling $514 million, $517 million, $499 million, $453 million and $439 million at March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, and March 31, 2012, respectively.
(8)	Excludes covered loans past due 90 days or more totaling $371 million, $442 million, $476 million, $613 million and $677 million at March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, and March 31, 2012, respectively.
(9)	Excludes mortgage loans past due 30-89 days that are government guaranteed totaling $95 million, $96 million, $95 million, $94 million and $82 million at March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, and March 31, 2012, respectively. Includes past due mortgage loans held for sale.
(10)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase that are past due 30-89 days totaling $5 million, $5 million, $6 million, $5 million and $5 million at March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, and March 31, 2012, respectively.
(11)	Excludes covered loans past due 30-89 days totaling $120 million, $135 million, $173 million, $199 million and $258 million at March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, and March 31, 2012, respectively.

Loans 90 days or more past due and still accruing interest, excluding government guaranteed loans and loans covered by FDIC loss share agreements, totaled $138 million at March 31, 2013, compared with $167 million at year-end 2012, a decline of 17.4%. Loans 30-89 days past due, excluding government guaranteed loans and covered loans, totaled $956 million at March 31, 2013, which was a decline of $112 million, or 10.5%, compared with $1.1 billion at year-end 2012.

Table 9
Asset Quality Ratios

	As of / For the Three Months Ended
	3/31/2013		12/31/2012		9/30/2012		6/30/2012		3/31/2012
Asset Quality Ratios (including amounts related to covered loans and foreclosed property)
Loans 30 - 89 days past due and still accruing as a
percentage of total loans and leases (1)(2)	0.91%		1.02%		1.02%		0.97%		1.02%
Loans 90 days or more past due and still accruing as a
percentage of total loans and leases (1)(2)	0.43		0.52		0.53		0.67		0.75
NPLs as a percentage of total loans and leases	1.09		1.17		1.31		1.45		1.67
NPAs as a percentage of:
Total assets	0.91		0.97		1.10		1.24		1.50
Loans and leases plus foreclosed property	1.39		1.51		1.70		1.93		2.35
Net charge-offs as a percentage of average loans and leases	1.00		1.02		1.05		1.21		1.28
ALLL as a percentage of loans and leases held for investment	1.73		1.76		1.80		1.91		2.02
Ratio of ALLL to:
Net charge-offs	1.69	x	1.69	x	1.69	x	1.57	x	1.54	x
Nonperforming loans and leases held for investment	1.54		1.46		1.33		1.29		1.18

Asset Quality Ratios (excluding amounts related to covered loans and foreclosed property) (3)
Loans 30 - 89 days past due and still accruing as a
percentage of total loans and leases (1)(2)	0.83%		0.93%		0.90%		0.83%		0.82%
Loans 90 days or more past due and still accruing as a
percentage of total loans and leases (1)(2)	0.12		0.15		0.13		0.13		0.15
NPLs as a percentage of total loans and leases	1.12		1.20		1.35		1.50		1.74
NPAs as a percentage of:
Total assets	0.80		0.85		0.97		1.09		1.33
Loans and leases plus foreclosed property	1.23		1.33		1.51		1.72		2.12
Net charge-offs as a percentage of average loans and
leases	0.98		1.04		1.08		1.22		1.28
ALLL as a percentage of loans and leases held for investment	1.65		1.70		1.73		1.86		1.97
Ratio of ALLL to:
Net charge-offs	1.65	x	1.60	x	1.59	x	1.52	x	1.51	x
Nonperforming loans and leases held for investment	1.43		1.37		1.24		1.21		1.11

Applicable ratios are annualized.

(1)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase. Refer to the footnotes of Table 8 for amounts related to these loans.
(2)	Excludes mortgage loans guaranteed by the government. Refer to the footnotes of Table 8 for amounts related to these loans.
(3)	These asset quality ratios have been adjusted to remove the impact of covered loans and covered foreclosed property. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios. Management believes the inclusion of covered loans in certain asset quality ratios that include nonperforming assets, past due loans or net charge-offs in the numerator or denominator results in distortion of these ratios and they may not be comparable to other periods presented or to other portfolios that were not impacted by purchase accounting.

BB&T’s potential problem loans include loans on nonaccrual status or past due as disclosed in Table 8. In addition, for its commercial portfolio segment, loans that are rated special mention or substandard performing are closely monitored by management as potential problem loans. Refer to Note 4 “ACL” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to these potential problem loans.

Certain of BB&T’s residential mortgage loans have an initial period where the borrower is only required to pay the periodic interest. After the interest period, the loan will require both the payment of interest and principal over the remaining term. At March 31, 2013, approximately 7.8% of the outstanding balances of residential mortgage loans were in the interest-only phase, compared to 8.1% at December 31, 2012. Approximately 52.6% of the interest-only balances will begin amortizing within the next three years. Approximately 4.2% of interest-only loans are 30 days or more past due and still accruing and 1.8% are on nonaccrual status.

BB&T’s home equity lines, which are a component of the direct retail portfolio, generally require the payment of interest only during the first 15 years after origination. After this initial period, the outstanding balance begins amortizing and requires the payment of both interest and principal. At March 31, 2013, approximately 65.9% of the outstanding balance of home equity lines was in the interest-only phase. Approximately 9.4% of these balances will begin amortizing at various dates through December 31, 2016. The delinquency rate of interest-only lines is similar to amortizing lines.

TDRs generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term. As a result, BB&T will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. To facilitate this process, a concessionary modification that would not otherwise be considered may be granted resulting in classification of the loan as a TDR. Refer to Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in the Annual Report on Form 10-K for the year ended December 31, 2012 for additional policy information regarding TDRs.

BB&T’s performing restructured loans, excluding government guaranteed mortgage loans, totaled $1.3 billion at March 31, 2013, a decrease of $38 million, or 2.9%, compared with December 31, 2012. This decline was primarily driven by decreases in commercial and industrial and residential mortgage performing TDRs, largely due to the removal of TDRs due to sustained performance under the modified terms. The following table provides a summary of performing TDR activity during the three months ended March 31, 2013 and 2012:

Table 10
Rollforward of Performing TDRs

	Three Months Ended March 31,
	2013	2012

	(Dollars in millions)
Balance at January 1,	$1,327	$1,109
Inflows	129	86
Payments and payoffs	(37)	(35)
Charge-offs	(11)	(10)
Transfers to nonperforming TDRs, net	(19)	(44)
Removal due to the passage of time	(81)	(76)
Non-concessionary re-modifications	(19)	(15)
Balance at March 31,	$1,289	$1,015

Payments and payoffs represent cash received from borrowers in connection with scheduled principal payments, prepayments and payoffs of amounts outstanding at the maturity date of the loan. Transfers to nonperforming TDRs represent loans that no longer meet the requirements necessary to reflect the loan in accruing status and as a result are subsequently classified as a nonperforming TDR.

The following table provides further details regarding the payment status of restructurings outstanding at March 31, 2013:

Table 11
TDRs

	March 31, 2013
			Past Due		Past Due
	Current Status		30-89 Days (1)		90 Days Or More (1)				Total

	(Dollars in millions)
Performing TDRs:
Commercial loans:
Commercial and industrial	$53	98.1%	$1	1.9%	$	―	―	%	$54
CRE - other	67	100.0	―	―		―	―		67
CRE - residential ADC	24	100.0	―	―		―	―		24
Direct retail lending	178	92.2	12	6.2		3	1.6		193
Sales finance	17	89.4	1	5.3		1	5.3		19
Revolving credit	45	81.8	5	9.1		5	9.1		55
Residential mortgage (2)	599	83.8	102	14.3		14	1.9		715
Other lending subsidiaries	145	89.5	17	10.5		―	―		162
Total performing TDRs (2)	1,128	87.5	138	10.7		23	1.8		1,289
Nonperforming TDRs (3)	53	23.9	31	14.0		138	62.1		222
Total TDRs (2)	$1,181	78.1	$169	11.2		$161	10.7		$1,511

(1)	Past due performing TDRs are included in past due disclosures.
(2)	Excludes mortgage TDRs that are government guaranteed totaling $338 million.
(3)	Nonperforming TDRs are included in nonaccrual loan disclosures.

ACL

The ACL, which consists of the ALLL and the RUFC, totaled $2.0 billion at March 31, 2013, a decline of $17 million compared to the prior quarter. The ALLL amounted to 1.73% of loans and leases held for investment at March 31, 2013 (1.65% excluding covered loans), compared to 1.76% (1.70% excluding covered loans) at year-end 2012. The decrease in the ALLL as a percentage of loans and leases is primarily due to net reserve releases during the quarter. The percentage of the allowance for impaired loans to their recorded investment increased from 15.0% at December 31, 2012 to 16.1% at March 31, 2013, primarily due to increases for residential mortgage and other lending subsidiaries loans. The ratio of the ALLL to nonperforming loans held for investment, excluding covered loans, was 1.43x at March 31, 2013 compared to 1.37x at December 31, 2012.

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

BB&T has limited ability to monitor the delinquency status of the first lien unless the first lien is held or serviced by BB&T. As a result, using migration assumptions that are based on historical experience adjusted for current trends, BB&T estimates the volume of second lien positions where the first lien is delinquent and appropriately adjusts the allowance to reflect the increased risk of loss on these credits. Finally, BB&T also provides additional reserves to second lien positions when the estimated combined current loan to value ratio exceeds 100%. As of March 31, 2013, BB&T held or serviced the first lien on 35% of its second lien positions.

BB&T’s net charge-offs totaled $289 million for the first quarter of 2013, and amounted to 1.00% of average loans and leases (0.98% excluding covered loans), compared to $352 million, or 1.28% of average loans and leases (1.28% excluding covered loans), in the first quarter of 2012. Management expects that net charge-offs will continue to trend lower in coming quarters.

Charge-offs related to covered loans represent realized losses in certain acquired loan pools that exceed the amounts originally estimated at the acquisition date. This impairment, which is subject to the loss sharing agreements, was provided for in prior quarters.

Refer to Note 4 “ACL” in the “Notes to Consolidated Financial Statements” for additional disclosures.

The following table presents an allocation of the ALLL at March 31, 2013 and December 31, 2012. This allocation of the ALLL is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 12
Allocation of ALLL by Category

	March 31, 2013		December 31, 2012
		% Loans		% Loans
		in each		in each
	Amount	category	Amount	category

	(Dollars in millions)
Balances at end of period applicable to:
Commercial:
Commercial and industrial	$528	33.7%	$470	33.4%
CRE - other	171	10.0	204	10.0
CRE - residential ADC	47	1.0	100	1.1
Direct retail lending	254	13.8	300	13.8
Sales finance	30	7.1	29	6.8
Revolving credit	97	2.0	102	2.0
Residential mortgage	316	21.0	328	21.2
Other lending subsidiaries	313	8.8	277	8.8
Covered	139	2.6	128	2.9
Unallocated	80	―	80	―
Total ALLL	1,975	100.0%	2,018	100.0%
RUFC	56		30
Total ACL	$2,031		$2,048
59

Information related to BB&T’s ACL for the last five quarters is presented in the following table:

Table 13
Analysis of ACL

	Three Months Ended
	3/31/2013	12/31/2012	9/30/2012	6/30/2012	3/31/2012

	(Dollars in millions)

Beginning balance	$2,048	$2,096	$2,157	$2,221	$2,285
Provision for credit losses (excluding covered loans)	247	256	244	259	285
Provision for covered loans	25	(4)	―	14	3
Charge-offs:
Commercial loans and leases
Commercial and industrial	(91)	(98)	(84)	(92)	(63)
CRE - other	(36)	(41)	(40)	(51)	(73)
CRE - residential ADC	(20)	(27)	(35)	(74)	(54)
Direct retail lending	(42)	(54)	(57)	(56)	(57)
Sales finance	(6)	(7)	(5)	(7)	(7)
Revolving credit	(21)	(19)	(20)	(20)	(22)
Residential mortgage	(33)	(29)	(35)	(30)	(42)
Other lending subsidiaries	(68)	(60)	(58)	(47)	(60)
Covered loans	(14)	(5)	(2)	(12)	(15)
Total charge-offs	(331)	(340)	(336)	(389)	(393)

Recoveries:
Commercial loans and leases
Commercial and industrial	7	5	4	4	4
CRE - other	4	4	3	3	3
CRE - residential ADC	6	8	2	23	8
Direct retail lending	8	9	9	8	10
Sales finance	2	3	2	2	3
Revolving credit	5	4	5	4	5
Residential mortgage	1	1	―	1	1
Other lending subsidiaries	9	6	6	7	7
Total recoveries	42	40	31	52	41
Net charge-offs	(289)	(300)	(305)	(337)	(352)
Ending balance	$2,031	$2,048	$2,096	$2,157	$2,221

ALLL (excluding covered loans)	$1,836	$1,890	$1,914	$1,987	$2,044
Allowance for covered loans	139	128	137	139	137
RUFC	56	30	45	31	40
Total ACL	$2,031	$2,048	$2,096	$2,157	$2,221

Deposits

The following table presents the composition of average deposits for the three months ended March 31, 2013 and 2012:

Table 14
Composition of Average Deposits

	Three Months Ended March 31,
	2013		2012
	Balance	% of total	Balance	% of total

	(Dollars in millions)
Noninterest-bearing deposits	$32,518	24.9%	$26,173	21.0%
Interest checking	20,169	15.5	19,712	15.8
Money market and savings	48,431	37.1	45,667	36.7
Certificates and other time deposits	28,934	22.2	32,942	26.4
Foreign office deposits - interest-bearing	385	0.3	112	0.1
Total average deposits	$130,437	100.0%	$124,606	100.0%

Average deposits for the first quarter of 2013 increased $5.8 billion, or 4.7%, compared to the same period in 2012. The mix of the portfolio has continued to improve with growth of $6.3 billion in noninterest-bearing and $3.2 billion in lower-cost interest-checking, money market and savings accounts, and a decrease in certificates and other time deposits totaling $4.0 billion. Average noninterest-bearing accounts represented 24.9% of total average deposits for the first quarter of 2013, compared to 21.0% for the first quarter of 2012.

The growth in noninterest-bearing deposits was led by commercial accounts, which increased $3.8 billion compared to the same quarter of the prior year, while noninterest-bearing retail and public funds accounts each grew by $1.2 billion. The increase in interest-checking and money market and savings accounts was driven by increases in retail and commercial accounts of $4.8 billion and $930 million, respectively, while public funds accounts decreased by $2.5 billion. The cost of interest-bearing deposits was 0.36% for the first quarter of 2013, a decrease of 13 basis points compared to the same period of 2012.

Management currently expects growth in noninterest-bearing deposits to continue during the second quarter of 2013. In addition, deposit costs are expected to fall below 0.30% by the end of 2013.

Borrowings

At March 31, 2013, short-term borrowings totaled $3.2 billion, an increase of $375 million, or 13.1%, compared to December 31, 2012. Long-term debt totaled $18.3 billion at March 31, 2013, a decrease of $798 million, or 4.2%, from the balance at December 31, 2012. The decrease in long-term debt primarily reflects a net decrease of $529 million in FHLB advances and $222 million in 4.875% subordinated notes.

Shareholders’ Equity

Total shareholders’ equity at March 31, 2013 was $21.2 billion, an increase of $6 million compared to December 31, 2012. The increase in total shareholders’ equity was driven by earnings of $256 million, offset by common and preferred dividends totaling $161 million and $30 million, respectively, and an increase in the AOCI loss totaling $53 million. BB&T’s book value per common share at March 31, 2013 was $27.15, compared to $27.21 at December 31, 2012.

On May 1, 2013, BB&T issued $500 million of its Series G Non-Cumulative Perpetual Preferred Stock. Dividends on the Series G preferred stock, if declared, are payable quarterly, in arrears, at a rate of 5.20% per annum.

Merger-Related and Restructuring Activities

At March 31, 2013 and December 31, 2012, merger-related and restructuring accruals totaled $11 million. Merger-related and restructuring accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at March 31, 2013 are expected to be utilized within one year, unless they relate to specific contracts that expire later.

Risk Management

In the normal course of business BB&T encounters inherent risk in its business activities. Risk is managed on a decentralized basis with risk decisions made as closely as possible to where the risk occurs. Centrally, risk oversight is managed at the corporate level through oversight, policies and reporting. The principal types of inherent risk include regulatory, credit, liquidity, market, operational, reputation and strategic risks. Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2012 for disclosures related to each of these risks under the section titled “Risk Management.”

Market Risk Management

The effective management of market risk is essential to achieving BB&T’s strategic financial objectives. As a financial institution, BB&T’s most significant market risk exposure is interest rate risk in its balance sheet; however, market risk also includes product liquidity risk, price risk and volatility risk in BB&T’s lines of business. The primary objectives of market risk management are to minimize any adverse effect that changes in market risk factors may have on net interest income, and to offset the risk of price changes for certain assets recorded at fair value. At BB&T, market risk management also includes the enterprise-wide IPV function.

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

The asset/liability management process is designed to achieve relatively stable NIM and assure liquidity by coordinating the volumes, maturities or repricing opportunities of earning assets, deposits and borrowed funds. Among other things, this process gives consideration to prepayment trends related to securities, loans and leases and certain deposits that have no stated maturity. Prepayment assumptions are developed using a combination of market data and internal historical prepayment experience for residential mortgage-related loans and securities, and internal historical prepayment experience for client deposits with no stated maturity and loans that are not residential mortgage related. These assumptions are subject to monthly back-testing, and are adjusted as deemed necessary to reflect changes in interest rates relative to the reference rate of the underlying assets or liabilities. On a monthly basis, BB&T evaluates the accuracy of its interest rate forecast model, which includes an evaluation of its prepayment assumptions, to ensure that all significant assumptions inherent in the model appropriately reflect changes in the interest rate environment and related trends in prepayment activity. It is the responsibility of the MRLCC to determine and achieve the most appropriate volume and mix of earning assets and interest-bearing liabilities, as well as to ensure an adequate level of liquidity and capital, within the context of corporate performance goals. The MRLCC also sets policy guidelines and establishes long-term strategies with respect to interest rate risk exposure and liquidity. The MRLCC meets regularly to review BB&T’s interest rate risk and liquidity positions in relation to present and prospective market and business conditions, and adopts funding and balance sheet management strategies that are intended to ensure that the potential impact on earnings and liquidity as a result of fluctuations in interest rates is within acceptable standards.

BB&T uses derivatives primarily to manage economic risk related to securities, commercial loans, MSRs, mortgage banking operations, long-term debt and other funding sources. BB&T also uses derivatives to facilitate transactions on behalf of its clients. As of March 31, 2013, BB&T had derivative financial instruments outstanding with notional amounts totaling $75.7 billion, with a net liability fair value of $85 million. See Note 15 “Derivative Financial Instruments” in the “Notes to Consolidated Financial Statements” herein for additional disclosures.

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

Management uses the Simulation to measure the sensitivity of projected earnings to changes in interest rates. The Simulation model projects net interest income and interest rate risk for a rolling two-year period of time. The Simulation takes into account the current contractual agreements that BB&T has made with its customers on deposits, borrowings, loans, investments and commitments to enter into those transactions. Furthermore, the Simulation considers the impact of expected customer behavior. Management monitors BB&T’s interest sensitivity by means of a model that incorporates the current volumes, average rates earned and paid, and scheduled maturities and payments of asset and liability portfolios, together with multiple scenarios that include projected prepayments, repricing opportunities and anticipated volume growth. Using this information, the model projects earnings based on projected portfolio balances under multiple interest rate scenarios. This level of detail is needed to simulate the effect that changes in interest rates and portfolio balances may have on the earnings of BB&T. This method is subject to the accuracy of the assumptions that underlie the process, but management believes that it provides a better illustration of the sensitivity of earnings to changes in interest rates than other analyses such as static or dynamic gap. In addition to Simulation analysis, BB&T uses EVE analysis to focus on projected changes in capital given potential changes in interest rates. This measure also allows BB&T to analyze interest rate risk that falls outside the analysis window contained in the Simulation model. The EVE model is a discounted cash flow of BB&T’s portfolio of assets, liabilities, and derivative instruments. The difference in the present value of assets minus the present value of liabilities is defined as the economic value of BB&T’s equity.

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

The following table shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next twelve months assuming a gradual change in interest rates as described below. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related and other assets, cash flows and maturities of derivative financial instruments, loan volumes and pricing, deposit sensitivity, customer preferences and capital plans. The resulting change in net interest income reflects the level of sensitivity that interest sensitive income has in relation to changing interest rates.

Table 15
Interest Sensitivity Simulation Analysis

			Annualized Hypothetical
Interest Rate Scenario			Percentage Change in
Linear	Prime Rate		Net Interest Income
Change in	March 31,		March 31,
Prime Rate	2013	2012	2013	2012
2.00%	5.25%	5.25%	3.55%	4.28%
1.00	4.25	4.25	2.27	2.71
No Change	3.25	3.25	―	―
(0.25)	3.00	3.00	(0.18)	(0.86)

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

Table 16
Deposit Mix Sensitivity Analysis

			Results Assuming a Decrease in
	Increase in	Base Scenario	Noninterest Bearing Demand Deposits
	Rates	at March 31, 2013 (1)	$1 Billion	$5 Billion
	2.00%	3.55%	3.30%	2.30%
	1.00	2.27	2.11	1.49

(1)	The base scenario is equal to the annualized hypothetical percentage change in net interest income at March 31, 2013 as presented in Table 15.

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

Table 17
EVE Simulation Analysis

			Hypothetical Percentage
	EVE/Assets		Change in EVE
Change in	March 31,		March 31,
Rates	2013	2012	2013	2012
2.00%	8.0%	6.9%	14.2%	17.1%
1.00	7.7	6.6	9.8	12.0
No Change	7.0	5.9	―	―
(0.25)	6.8	5.7	(3.3)	(3.7)

Market Risk from Trading Activities

BB&T also manages market risk from trading activities which consists of acting as a financial intermediary to provide its customers access to derivatives, foreign exchange and securities markets. Trading market risk is managed through the use of statistical and non-statistical risk measures and limits. BB&T utilizes a historical VaR methodology to measure and aggregate risks across its covered trading lines of business. This methodology uses one year of historical data to estimate economic outcomes for a one-day time horizon at a 99% confidence level. The average daily VaR and the maximum daily VaR for the three months ended March 31, 2013 were less than $1 million.

Contractual Obligations, Commitments, Contingent Liabilities, Off-Balance Sheet Arrangements and Related Party Transactions

Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2012 for discussion with respect to BB&T’s quantitative and qualitative disclosures about its fixed and determinable contractual obligations. Additional disclosures about BB&T’s contractual obligations, commitments and derivative financial instruments are included in Note 13 “Commitments and Contingencies” and Note 14 “Fair Value Disclosures” in the “Notes to Consolidated Financial Statements.”

Liquidity

Liquidity represents BB&T’s continuing ability to meet funding needs, including deposit withdrawals, timely repayment of borrowings and other liabilities, and funding of loan commitments. In addition to the level of liquid assets, such as cash, cash equivalents and AFS securities, many other factors affect BB&T’s ability to meet liquidity needs, including access to a variety of funding sources, maintaining borrowing capacity in national money markets, growing core deposits, the repayment of loans and the ability to securitize or package loans for sale. BB&T monitors key liquidity metrics at both the Parent Company and Branch Bank.

Parent Company

The purpose of the Parent Company is to serve as the primary capital financing vehicle for the operating subsidiaries. The assets of the Parent Company consist primarily of cash on deposit with Branch Bank, equity investments in subsidiaries, advances to subsidiaries, accounts receivable from subsidiaries, and other miscellaneous assets. The principal obligations of the Parent Company are principal and interest payments on long-term debt. The main sources of funds for the Parent Company are dividends and management fees from subsidiaries, repayments of advances to subsidiaries, and proceeds from the issuance of equity and long-term debt. The primary uses of funds by the Parent Company are for investments in subsidiaries, advances to subsidiaries, dividend payments to common and preferred shareholders, retirement of common stock and interest and principal payments due on long-term debt.

Liquidity at the Parent Company is more susceptible to market disruptions. BB&T prudently manages cash levels at the Parent Company to cover a minimum of one year of projected contractual cash outflows which includes unfunded external commitments, debt service, preferred dividends and scheduled debt maturities without the benefit of any new cash infusions. Generally, BB&T maintains a significant buffer above the projected one year of contractual cash outflows. In determining the buffer, BB&T considers cash for common dividends, unfunded commitments to affiliates, being a source of strength to its banking subsidiaries, and being able to withstand sustained market disruptions which may limit access to the credit markets. As of March 31, 2013 and December 31, 2012, the Parent Company had 32 months and 35 months, respectively, of cash on hand to satisfy projected contractual cash outflows as described above.

Branch Bank

Branch Bank has several major sources of funding to meet its liquidity requirements, including access to capital markets through issuance of senior or subordinated bank notes and institutional CDs, access to the FHLB system, dealer repurchase agreements and repurchase agreements with commercial clients, access to the overnight and term Federal funds markets, use of a Cayman branch facility, access to retail brokered CDs and a borrower in custody program with the FRB for the discount window. As of March 31, 2013, BB&T has approximately $52 billion of secured borrowing capacity, which represents approximately 330% of one year wholesale funding maturities.

BB&T also monitors the ability to meet customer demand for funds under both normal and stressed market conditions. In considering its liquidity position, management evaluates BB&T’s funding mix based on client core funding, client rate-sensitive funding and non-client rate-sensitive funding. In addition, management also evaluates exposure to rate-sensitive funding sources that mature in one year or less. Management also measures liquidity needs against 30 days of stressed cash outflows for Branch Bank. To ensure a strong liquidity position, management maintains a liquid asset buffer of cash on hand and highly liquid unpledged securities. The Company has established a policy that the liquid asset buffer would be a minimum of 5% of total assets, but intends to maintain the ratio well in excess of this level. As of March 31, 2013 and December 31, 2012, BB&T’s liquid asset buffer was 10.3% and 11.1%, respectively, of total assets.

The ability to raise funding at competitive prices is affected by the rating agencies’ views of the Parent Company’s and Branch Bank’s credit quality, liquidity, capital and earnings. Management meets with the rating agencies on a routine basis to discuss current outlooks.

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

Table 18
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

Risk-based capital ratios, which include Tier 1 Capital, Total Capital and Tier 1 Common Equity, are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets. As previously discussed, BB&T reevaluated its process related to calculating risk-weighted assets and determined that certain adjustments, primarily related to the presentation of certain unfunded lending commitments, were required in order to conform to regulatory guidance. In addition, BB&T has applied a more conservative interpretation to certain other components of the calculation. These adjustments resulted in an increase to risk-weighted assets and a decrease in BB&T’s risk-based capital ratios under the Basel I regulatory guidance. These adjustments had a minimal impact on BB&T’s Basel III ratio as calculated based on the June 7, 2012 NPR.

Table 19
Capital Ratios (1)

	As of / For the Three Months Ended
	3/31/13	12/31/12

	(Dollars in millions, shares in thousands)
Risk-based:
Tier 1 (2)	10.8%	10.7%
Total (2)	13.6	13.6
Leverage capital	8.3	8.2

Non-GAAP capital measures (3)
Tier 1 common equity as a percentage of tangible assets	7.1	6.9
Tier 1 common equity as a percentage of risk-weighted assets (2)	9.2	9.1

Calculations of Tier 1 common equity and tangible assets and related measures:
Tier 1 equity	$14,432	$14,373
Less:
Qualifying restricted core capital elements	2,116	2,116
Tier 1 common equity	$12,316	$12,257

Total assets	$180,837	$183,872
Less:
Intangible assets, net of deferred taxes	7,264	7,273
Plus:
Regulatory adjustments, net of deferred taxes	275	212
Tangible assets	$173,848	$176,811

Total risk-weighted assets (4)	$134,218	$134,451
Tier 1 common equity	$12,316	$12,257
Outstanding shares at end of period	701,440	699,728
Tangible book value per common share	$17.56	$17.52

(1)	Regulatory capital information is preliminary. The Company has revised its historical calculation of risk-weighted assets and adjusted the applicable ratios.
(2)	Tier 1 capital and total capital ratios were originally reported on BB&T’s December 31, 2012 FR Y-9C report as 11.4% and 14.3%, respectively, and on BB&T’s Form 10-K as 11.0% and 13.9%, respectively. The Tier 1 common equity ratio was originally reported as 9.7% and 9.3% in BB&T’s press release and Form 10-K, respectively.
(3)	Tier 1 common equity ratios are non-GAAP measures. BB&T uses the Tier 1 common equity definition used in the SCAP assessment to calculate these ratios. Management uses these measures to assess the quality of capital and believes that investors may find them useful in their analysis of the Company. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies.
(4)	Risk-weighted assets are determined based on regulatory capital requirements and were originally reported on BB&T’s December 31, 2012 FR Y-9C report and Form 10-K as $126.5 billion and 131.1 billion, respectively.

Table 20
Estimated Basel III Capital Ratios Under Proposed U.S. Rules (1)

		March 31,	December 31,
		2013	2012

		(Dollars in millions)
	Tier 1 common equity under Basel I definition	$12,316	$12,257
	Adjustments:
	OCI related to AFS securities, defined benefit
	pension and other postretirement employee benefit plans	(445)	(385)
	Other adjustments	(67)	(9)
	Estimated Tier 1 common equity under Basel III definition	$11,804	$11,863
	Estimated risk-weighted assets under Basel III definition	$150,719	$151,526
	Estimated Tier 1 common equity as a percentage of risk-weighted assets under
	proposed Basel III definition	7.8%	7.8%

(1)	The Basel III capital ratio is a non-GAAP measure and reflects adjustments for the related elements as proposed by regulatory authorities, which are subject to change. BB&T management uses this measure to assess the quality of capital and believes that investors may find it useful in their analysis of the Company. This capital measure is not necessarily comparable to similar capital measures that may be presented by other companies.

As of March 31, 2013, management currently estimates the Tier 1 common ratio under the currently proposed U.S. Basel III standards to be 7.8%. The proposed U.S. Basel III standards incorporate changes to the risk-weighting of loans secured by residential properties, requiring consideration of loan-to-value ratios in determining risk-weighting. Management’s estimate of the Tier 1 common ratio under the proposed U.S. Basel III standards does not include any mitigation strategies to improve capital levels, which management believes will have a significant positive impact on this measure.

Share Repurchase Activity

No shares were repurchased in connection with the 2006 Repurchase Plan during 2013.

Table 21
Share Repurchase Activity

				Maximum Remaining
				Number of Shares
	Total	Average	Total Shares Purchased	Available for Repurchase
	Shares	Price Paid	Pursuant to	Pursuant to
	Repurchased (1)	Per Share (2)	Publicly-Announced Plan	Publicly-Announced Plan

	(Shares in thousands)

January 2013	31	$29.25	―	44,139
February 2013	679	29.90	―	44,139
March 2013	16	30.58	―	44,139
Total	726	$29.89	―	44,139

(1)	Repurchases reflect shares exchanged or surrendered in connection with the exercise of equity-based awards under BB&T’s equity-based compensation plans.
(2)	Excludes commissions.

Non-GAAP Information

Certain amounts have been presented that exclude the effect of the $281 million adjustment to the provision for income taxes that was recognized in the first quarter of 2013. BB&T believes these adjusted measures are meaningful as excluding the adjustment increases the comparability of certain period-to-period results. The following table reconciles these adjusted measures to their corresponding GAAP amount.

Table 22
Non-GAAP Reconciliations

	Quarter Ended March 31, 2013
	As Reported	Tax Adjustment Impact	Excluding Tax Adjustment

	(Dollars in millions, except per share amount)
Net income available to common shareholders	$210	$281	$491
Weighted average number of diluted common shares (thousands)	711,020		711,020
Diluted EPS	$0.29		$0.69

Net income	$256	$281	$537
Average assets	181,358	100	181,458
Return on average assets	0.57%		1.20%

Net income available to common shareholders	$210	$281	$491
Average common shareholders' equity	19,138	100	19,238
Return on average common shareholders' equity	4.44%		10.34%

Income before income taxes	$737		$737
Provision for income taxes	481	$(281)	200
Effective tax rate	65.3%		27.1%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to “Market Risk Management” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section herein.

ITEM  4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to the “Commitments and Contingencies” footnote in the “Notes to Consolidated Financial Statements.”

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2012. Additional risks and uncertainties not currently known to BB&T or that management has deemed to be immaterial also may materially adversely affect BB&T’s business, financial condition, and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Refer to “Share Repurchase Activity” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section herein.

ITEM 6. EXHIBITS

3(i)	Articles of Incorporation of the Registrant, as amended and restated April 25, 2013 and amended May 1, 2013.

10.1	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation 2012 Incentive Plan.

10.2	Form of Director Restricted Stock Unit Agreement for the BB&T Corporation 2012 Incentive Plan.

10.3	Form of Restricted Stock Unit Agreement (Performance-Based Vesting Component) for Executive Officers under the BB&T Corporation 2012 Incentive Plan.

10.4	Form of LTIP Award Agreement for Executive Officers under the BB&T Corporation 2012 Incentive Plan.

11	Statement re: Computation of Earnings Per Share.

12	Statement re: Computation of Ratios.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Definition Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BB&T CORPORATION (Registrant)

Date: May 2, 2013	By:	/s/ Daryl N. Bible
Daryl N. Bible, Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 2, 2013	By:	/s/ Cynthia B. Powell
Cynthia B. Powell, Executive Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location

3(i)†	Articles of Incorporation of the Registrant, as Amended and Restated April 25, 2013 and amended May 1, 2013.	Filed herewith.

10.1*†	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation 2012 Incentive Plan.	Filed herewith.

10.2*†	Form of Director Restricted Stock Unit Agreement for the BB&T Corporation 2012 Incentive Plan.	Filed herewith.

10.3*†	Form of Restricted Stock Unit Agreement (Performance-Based Vesting Component) for Executive Officers under the BB&T Corporation 2012 Incentive Plan.	Filed herewith.

10.4*†	Form of LTIP Award Agreement for Executive Officers under the BB&T Corporation 2012 Incentive Plan.	Filed herewith.

11	Statement re: Computation of Earnings Per Share.	Filed herewith as Note 16.

12†	Statement re: Computation of Ratios.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.

*	Management compensatory plan or arrangement.
†	Exhibit filed with the Securities and Exchange Commission and available upon request.

