Form 10-Q
period 2013-06-30
BB&T CORP
filed 2013-08-08
CIK 92230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

  FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2013

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

At July 31, 2013, 703,868,650 shares of the Registrant’s common stock, $5 par value, were outstanding.

BB&T CORPORATION
FORM 10-Q
June 30, 2013
INDEX

		Page No.
PART I
Item 1.	Financial Statements
	Consolidated Balance Sheets (Unaudited)	5
	Consolidated Statements of Income (Unaudited)	6
	Consolidated Statements of Comprehensive Income (Unaudited)	7
	Consolidated Statements of Changes in Shareholders' Equity (Unaudited)	8
	Consolidated Statements of Cash Flows (Unaudited)	9
	Notes to Consolidated Financial Statements (Unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47
Item 3.	Quantitative and Qualitative Disclosures About Market Risk (see Market Risk Management)	81
Item 4.	Controls and Procedures	81
PART II
Item 1.	Legal Proceedings	82
Item 1A.	Risk Factors	82
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	82
Item 3.	Defaults Upon Senior Securities - (not applicable.)
Item 4.	Mine Safety Disclosures - (not applicable.)
Item 5.	Other Information - (none to be reported.)
Item 6.	Exhibits	82
2

Glossary of Defined Terms

The following terms may be used throughout this Report, including the consolidated financial statements and related notes.

Term	Definition
2004 Plan	2004 Stock Incentive Plan
2006 Repurchase Plan	Plan for the repurchase of up to 50 million shares of BB&T’s common stock
2012 Plan	2012 Incentive Plan
ADC	Acquisition, development and construction
ACL	Allowance for credit losses
AFS	Available-for-sale
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income (loss)
BankAtlantic	BankAtlantic, a federal savings association acquired by BB&T from BankAtlantic Bancorp, Inc.
Basel III	Global regulatory standards on bank capital adequacy and liquidity published by the BCBS
BB&T	BB&T Corporation and subsidiaries
BCBS	Basel Committee on Bank Supervision
BHC	Bank holding company
BHCA	Bank Holding Company Act of 1956, as amended
Branch Bank	Branch Banking and Trust Company
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CDI	Core deposit intangible assets
CFPB	Consumer Financial Protection Bureau
Colonial	Collectively, certain assets and liabilities of Colonial Bank acquired by BB&T in 2009
Company	BB&T Corporation and subsidiaries (interchangeable with "BB&T" above)
Council	Financial Stability Oversight Council
CRA	Community Reinvestment Act of 1977
CRE	Commercial real estate
Crump Insurance	The life and property and casualty insurance operations acquired from the Crump Group
DIF	Deposit Insurance Fund administered by the FDIC
Directors’ Plan	Non-Employee Directors’ Stock Option Plan
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings per common share
EU	European Union
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FINRA	Financial Industry Regulatory Authority
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
FTE	Fully taxable-equivalent
FTP	Funds transfer pricing
GAAP	Accounting principles generally accepted in the United States of America
GNMA	Government National Mortgage Association
Grandbridge	Grandbridge Real Estate Capital, LLC
GSE	U.S. government-sponsored enterprise
HTM	Held-to-maturity
IMLAFA	International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001
IPV	Independent price verification
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association, Inc.
LHFS	Loans held for sale
3

LIBOR	London Interbank Offered Rate
LOB	Line of business
MRLCC	Market Risk, Liquidity and Capital Committee
MSR	Mortgage servicing right
MSRB	Municipal Securities Rulemaking Board
NIM	Net interest margin
NPA	Nonperforming asset
NPL	Nonperforming loan
NPR	Notice of Proposed Rulemaking
NYSE	NYSE Euronext, Inc.
OAS	Option adjusted spread
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
Omnibus Plan	1995 Omnibus Stock Incentive Plan
OREO	Other real estate owned
OTS	Office of Thrift Supervision
OTTI	Other-than-temporary impairment
Parent Company	BB&T Corporation, the parent company of Branch Bank and other subsidiaries
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
Peer Group	Financial holding companies included in the industry peer group index
Reform Act	Federal Deposit Insurance Reform Act of 2005
RMBS	Residential mortgage-backed securities
RMO	Risk Management Organization
RSU	Restricted stock unit
RUFC	Reserve for unfunded lending commitments
S&P	Standard & Poor's
SBIC	Small Business Investment Company
SCAP	Supervisory Capital Assessment Program
SEC	Securities and Exchange Commission
Short Term Borrowings	Federal funds purchased, securities sold under repurchase agreements and other short-term borrowed funds with original maturities of less than one year
Simulation	Interest sensitivity simulation analysis
TBA	To be announced
TDR	Troubled debt restructuring
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
UPB	Unpaid principal balance
VA	U.S. Department of Veterans Affairs
VaR	Value-at-risk
VIE	Variable interest entity
4

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share data, shares in thousands)

	June 30,	December 31,
	2013	2012
Assets
Cash and due from banks	$1,444	$1,975
Interest-bearing deposits with banks	740	942
Federal funds sold and securities purchased under resale agreements or similar
arrangements	195	122
Restricted cash	585	750
Trading securities at fair value	537	497
AFS securities at fair value ($1,515 and $1,591 covered by FDIC loss
share at June 30, 2013 and December 31, 2012, respectively)	24,477	25,137
HTM securities (fair value of $13,445 and $13,848 at June 30, 2013
and December 31, 2012, respectively)	13,751	13,594
LHFS at fair value	2,488	3,761
Loans and leases ($2,749 and $3,294 covered by FDIC loss share at June 30,
2013 and December 31, 2012, respectively)	115,794	114,603
ALLL	(1,901)	(2,018)
Loans and leases, net of ALLL	113,893	112,585

FDIC loss share receivable	299	479
Premises and equipment	1,893	1,888
Goodwill	6,824	6,804
Core deposit and other intangible assets	620	673
Residential MSRs at fair value	892	627
Other assets ($221 and $297 of foreclosed property and other assets covered by FDIC
loss share at June 30, 2013 and December 31, 2012, respectively)	14,097	14,038
Total assets	$182,735	$183,872

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$33,760	$32,452
Interest-bearing deposits	97,319	100,623
Total deposits	131,079	133,075

Short-term borrowings	3,192	2,864
Long-term debt	19,362	19,114
Accounts payable and other liabilities	7,106	7,596
Total liabilities	160,739	162,649

Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $5 par, liquidation preference of $25,000 per share	2,603	2,116
Common stock, $5 par	3,515	3,499
Additional paid-in capital	6,042	5,973
Retained earnings	10,564	10,129
AOCI, net of deferred income taxes	(784)	(559)
Noncontrolling interests	56	65
Total shareholders’ equity	21,996	21,223
Total liabilities and shareholders’ equity	$182,735	$183,872

Common shares outstanding	702,995	699,728
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	107	87
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in millions, except per share data, shares in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest Income
Interest and fees on loans and leases	$1,418	$1,492	$2,851	$2,994
Interest and dividends on securities	215	230	430	464
Interest on other earning assets	10	6	21	13
Total interest income	1,643	1,728	3,302	3,471
Interest Expense
Interest on deposits	78	107	164	228
Interest on short-term borrowings	3	2	4	3
Interest on long-term debt	147	157	297	342
Total interest expense	228	266	465	573
Net Interest Income	1,415	1,462	2,837	2,898
Provision for credit losses	168	273	440	561
Net Interest Income After Provision for Credit Losses	1,247	1,189	2,397	2,337
Noninterest Income
Insurance income	426	393	791	664
Mortgage banking income	168	182	348	398
Service charges on deposits	143	138	281	275
Investment banking and brokerage fees and commissions	99	88	193	177
Bankcard fees and merchant discounts	65	59	124	113
Checkcard fees	51	45	98	88
Trust and investment advisory revenues	49	46	97	91
Income from bank-owned life insurance	26	27	54	57
FDIC loss share income, net	(85)	(74)	(144)	(131)
Other income	81	64	159	116
Securities gains (losses), net
Realized gains (losses), net	23	―	46	(4)
OTTI charges	―	(2)	―	(5)
Non-credit portion recognized in OCI	―	―	―	(2)
Total securities gains (losses), net	23	(2)	46	(11)
Total noninterest income	1,046	966	2,047	1,837
Noninterest Expense
Personnel expense	844	775	1,661	1,505
Occupancy and equipment expense	170	159	341	312
Loan-related expense	63	62	121	125
Foreclosed property expense	12	72	30	164
Regulatory charges	35	43	70	84
Professional services	47	39	83	74
Software expense	38	32	76	64
Amortization of intangibles	27	29	54	51
Merger-related and restructuring charges, net	27	2	32	14
Other expense	233	213	442	418
Total noninterest expense	1,496	1,426	2,910	2,811
Earnings
Income before income taxes	797	729	1,534	1,363
Provision for income taxes	221	191	702	380
Net income	576	538	832	983
Noncontrolling interests	16	20	32	34
Dividends on preferred stock	13	8	43	8
Net income available to common shareholders	$547	$510	$757	$941
EPS
Basic	$0.78	$0.73	$1.08	$1.35
Diluted	$0.77	$0.72	$1.06	$1.33
Cash dividends declared	$0.23	$0.20	$0.46	$0.40

Weighted Average Shares Outstanding
Basic	702,082	698,579	701,245	698,132
Diluted	712,861	708,454	711,998	707,990

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net Income	$576	$538	$832	$983
OCI, net of tax:
Change in unrecognized net pension and postretirement costs	12	11	26	22
Change in unrealized net gains (losses) on cash flow hedges	155	(16)	162	(15)
Change in unrealized net gains (losses) on AFS securities	(354)	67	(415)	192
Change in FDIC's share of unrealized (gains) losses on AFS securities	17	14	4	(28)
Other, net	(2)	(1)	(2)	1
Total OCI	(172)	75	(225)	172
Total comprehensive income	$404	$613	$607	$1,155

Income Tax Effect of Items Included in OCI:
Change in unrecognized net pension and postretirement costs	$8	$7	$17	$14
Change in unrealized net gains (losses) on cash flow hedges	95	(10)	98	(10)
Change in unrealized net gains (losses) on AFS securities	(215)	39	(252)	116
Change in FDIC's share of unrealized (gains) losses on AFS securities	10	8	1	(18)
Other, net	1	1	1	1

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
Six Months Ended June 30, 2013 and 2012
(Dollars in millions, shares in thousands)

	Shares of			Additional				Total
	Common	Preferred	Common	Paid-In	Retained		Noncontrolling	Shareholders’
	Stock	Stock	Stock	Capital	Earnings	AOCI	Interests	Equity
Balance, January 1, 2012	697,143	$ ―	$3,486	$5,873	$8,772	$(713)	$62	$17,480
Add (Deduct):
Net income	―	―	―	―	949	―	34	983
Net change in OCI	―	―	―	―	―	172	―	172
Stock transactions:
In purchase acquisitions	28	―	―	1	―	―	―	1
In connection with equity awards	2,158	―	11	2	―	―	―	13
Shares repurchased in connection with equity awards	(534)	―	(3)	(13)	―	―	―	(16)
In connection with preferred stock offering	―	559	―	―	―	―	―	559
Cash dividends declared on common stock	―	―	―	―	(280)	―	―	(280)
Cash dividends declared on preferred stock					(8)			(8)
Equity-based compensation expense	―	―	―	51	―	―	―	51
Other, net	―	―	―	―	―	―	(29)	(29)
Balance, June 30, 2012	698,795	$559	$3,494	$5,914	$9,433	$(541)	$67	$18,926

Balance, January 1, 2013	699,728	$2,116	$3,499	$5,973	$10,129	$(559)	$65	$21,223
Add (Deduct):
Net income	―	―	―	―	800	―	32	832
Net change in OCI	―	―	―	―	―	(225)	―	(225)
Stock transactions:
In connection with equity awards	3,462	―	17	12	―	―	―	29
Shares repurchased in connection with equity awards	(754)	―	(4)	(19)	―	―	―	(23)
In connection with dividend reinvestment plan	229	―	1	6	―	―	―	7
In connection with 401(k) plan	330	―	2	9	―	―	―	11
In connection with preferred stock offering	―	487	―	―	―	―	―	487
Cash dividends declared on common stock	―	―	―	―	(322)	―	―	(322)
Cash dividends declared on preferred stock	―	―	―	―	(43)	―	―	(43)
Equity-based compensation expense	―	―	―	60	―	―	―	60
Other, net	―	―	―	1	―	―	(41)	(40)
Balance, June 30, 2013	702,995	$2,603	$3,515	$6,042	$10,564	$(784)	$56	$21,996

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)
	Six Months Ended
	June 30,
	2013	2012
Cash Flows From Operating Activities:
Net income	$832	$983
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	440	561
Depreciation	153	131
Amortization of intangibles	54	51
Equity-based compensation	60	51
(Gain) loss on securities, net	(46)	11
Net write-downs/losses on foreclosed property	11	120
Net change in operating assets and liabilities:
LHFS	1,299	579
FDIC loss share receivable	203	269
Other assets	(421)	(677)
Accounts payable and other liabilities	(228)	699
Other, net	(49)	(159)
Net cash from operating activities	2,308	2,619

Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	931	153
Proceeds from maturities, calls and paydowns of AFS securities	3,408	1,782
Purchases of AFS securities	(4,371)	(4,400)
Proceeds from maturities, calls and paydowns of HTM securities	2,076	2,138
Purchases of HTM securities	(2,251)	(619)
Originations and purchases of loans and leases, net of principal collected	(2,002)	(4,115)
Net cash for acquisitions	(6)	(555)
Purchases of premises and equipment	(165)	(61)
Proceeds from sales of foreclosed property	191	494
Other, net	398	(36)
Net cash from investing activities	(1,791)	(5,219)

Cash Flows From Financing Activities:
Net change in deposits	(1,996)	1,120
Net change in short-term borrowings	328	(370)
Proceeds from issuance of long-term debt	1,140	1,072
Repayment of long-term debt	(773)	(197)
Net cash from preferred stock transactions	487	559
Cash dividends paid on common stock	(455)	(251)
Cash dividends paid on preferred stock	(73)	―
Other, net	165	54
Net cash from financing activities	(1,177)	1,987
Net Change in Cash and Cash Equivalents	(660)	(613)
Cash and Cash Equivalents at Beginning of Period	3,039	3,576
Cash and Cash Equivalents at End of Period	$2,379	$2,963

Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the period for:
Interest	$483	$579
Income taxes	369	317
Noncash investing activities:
Transfers of loans to foreclosed assets	269	372

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

Changes in Accounting Principles and Effects of New Accounting Pronouncements

In June 2013, the FASB issued new guidance related to Investment Companies. The new guidance amends the criteria for an entity to qualify as an investment company and requires an investment company to measure all of its investments at fair value. This guidance is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this guidance is not expected to be material to BB&T’s consolidated financial position, results of operations or cash flows.

Effective January 1, 2013, the Company adopted new guidance impacting the presentation of certain items on the Balance Sheet. The new guidance requires an entity to disclose both gross and net information about derivatives, repurchase agreements and securities borrowing and lending transactions that have a right of setoff or are subject to an enforceable master netting arrangement or similar agreement. The adoption of this guidance did not impact BB&T’s consolidated financial position, results of operations or cash flows. The new disclosures required by this guidance for derivatives are included in Note 14 to these consolidated financial statements. The adoption of this guidance did not impact our disclosures of repurchase agreements and securities borrowing and lending transactions as the balances and volume of transactions are not material.

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

Effective January 1, 2013, the Company adopted new guidance impacting Comprehensive Income that requires a reporting entity to present significant amounts reclassified out of AOCI by the respective line items of net income. The adoption of this guidance did not impact BB&T’s consolidated financial position, results of operations or cash flows. The new disclosures required by this guidance are included in Note 9 to these consolidated financial statements.

NOTE 2. Securities

	Amortized	Gross Unrealized		Fair
June 30, 2013	Cost	Gains	Losses	Value

	(Dollars in millions)
AFS securities:
GSE securities	$441	$—	$—	$441
RMBS issued by GSE	20,473	142	272	20,343
States and political subdivisions	1,901	81	94	1,888
Non-agency RMBS	284	11	10	285
Other securities	5	—	—	5
Covered securities	1,080	435	—	1,515
Total AFS securities	$24,184	$669	$376	$24,477

HTM securities:
GSE securities	$5,200	$—	$272	$4,928
RMBS issued by GSE	8,059	27	68	8,018
States and political subdivisions	33	1	—	34
Other securities	459	6	—	465
Total HTM securities	$13,751	$34	$340	$13,445

	Amortized	Gross Unrealized		Fair
December 31, 2012	Cost	Gains	Losses	Value

	(Dollars in millions)
AFS securities:
GSE securities	$290	$—	$—	$290
RMBS issued by GSE	20,482	466	18	20,930
States and political subdivisions	1,948	153	90	2,011
Non-agency RMBS	307	16	11	312
Other securities	3	—	—	3
Covered securities	1,147	444	—	1,591
Total AFS securities	$24,177	$1,079	$119	$25,137

HTM securities:
GSE securities	$3,808	$17	$1	$3,824
RMBS issued by GSE	9,273	238	1	9,510
States and political subdivisions	34	1	1	34
Other securities	479	4	3	480
Total HTM securities	$13,594	$260	$6	$13,848

As of June 30, 2013 and December 31, 2012, the fair value of covered securities included $1.2 billion and $1.3 billion, respectively, of non-agency RMBS and $316 million and $326 million, respectively, of municipal securities.

As of June 30, 2013 and December 31, 2012, securities with carrying values of approximately $18.3 billion and $19.0 billion, respectively, were pledged to secure municipal deposits, securities sold under agreements to repurchase, other borrowings, and for other purposes as required or permitted by law.

BB&T had certain investments in marketable debt securities and RMBS issued by FNMA and FHLMC that exceeded ten percent of shareholders’ equity at June 30, 2013. The FNMA investments had total amortized cost and fair value of $14.2 billion and $13.9 billion, respectively. The FHLMC investments had total amortized cost and fair value of $7.8 billion and $7.7 billion, respectively.

The gross realized gains and losses on securities are reflected in the following table:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013		2012	2013		2012

	(Dollars in millions)
Gross gains	$23	$	―	$46	$	―
Gross losses	―		―	―		(4)
Net realized gains (losses)	$23	$	―	$46		$(4)

The following table reflects changes in credit losses on securities with OTTI (excluding covered), which were primarily non-agency RMBS, where a portion of the unrealized loss was recognized in OCI. OTTI of $4 million related to covered securities during 2012 is not reflected in this table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

	(Dollars in millions)
Balance at beginning of period	$101	$114	$105	$129
Credit losses on securities with previously recognized OTTI	―	2	―	3
Reductions for securities sold/settled during the period	(5)	(4)	(9)	(20)
Balance at end of period	$96	$112	$96	$112

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected life of RMBS may differ from contractual maturities because borrowers have the right to prepay the underlying mortgage loans with or without prepayment penalties.

	AFS		HTM
	Amortized	Fair	Amortized	Fair
June 30, 2013	Cost	Value	Cost	Value

	(Dollars in millions)
Due in one year or less	$259	$259	$ ―	$ ―
Due after one year through five years	305	312	―	―
Due after five years through ten years	536	555	4,555	4,326
Due after ten years	23,084	23,351	9,196	9,119
Total debt securities	$24,184	$24,477	$13,751	$13,445

The following tables present the fair values and gross unrealized losses of BB&T’s investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2013	Value	Losses	Value	Losses	Value	Losses

	(Dollars in millions)
AFS securities:
RMBS issued by GSE	$11,392	$272	$1	$—	$11,393	$272
States and political subdivisions	239	9	423	85	662	94
Non-agency RMBS	—	—	105	10	105	10
Total	$11,631	$281	$529	$95	$12,160	$376

HTM securities:
GSE securities	$4,812	$272	$—	$—	$4,812	$272
RMBS issued by GSE	5,966	68	48	—	6,014	68
Total	$10,778	$340	$48	$—	$10,826	$340

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2012	Value	Losses	Value	Losses	Value	Losses

	(Dollars in millions)
AFS securities:
RMBS issued by GSE	$2,662	$18	$—	$—	$2,662	$18
States and political subdivisions	52	1	478	89	530	90
Non-agency RMBS	—	—	113	11	113	11
Total	$2,714	$19	$591	$100	$3,305	$119

HTM securities:
GSE securities	$805	$1	$—	$—	$805	$1
RMBS issued by GSE	593	1	—	—	593	1
States and political subdivisions	22	1	—	—	22	1
Other securities	266	3	—	—	266	3
Total	$1,686	$6	$—	$—	$1,686	$6

BB&T conducts periodic reviews to identify and evaluate each investment with an unrealized loss for OTTI. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in AOCI for AFS securities.

BB&T uses cash flow modeling to evaluate non-agency RMBS in an unrealized loss position for potential credit impairment. These models give consideration to long-term macroeconomic factors applied to current security default rates, prepayment rates and recovery rates and security-level performance. At June 30, 2013, three non-agency RMBS with an unrealized loss were below investment grade. None of the unrealized losses were significant.

At June 30, 2013, $76 million of unrealized loss on municipal securities was the result of fair value hedge basis adjustments that are a component of amortized cost. Municipal securities in an unrealized loss position are evaluated for credit impairment through a qualitative analysis of issuer performance and the primary source of repayment. The evaluation of municipal securities indicated there were no credit losses evident.

NOTE 3. Loans and ACL

Covered loans are excluded from the following aging analysis because their related allowance is determined by loan pool performance.

	Accruing
			90 Days Or
		30-89 Days	More Past
June 30, 2013	Current	Past Due	Due	Nonaccrual	Total

	(Dollars in millions)
Commercial:
Commercial and industrial	$38,209	$32	$3	$457	$38,701
CRE - other	11,249	10	―	181	11,440
CRE - residential ADC	991	2	―	65	1,058
Other lending subsidiaries	4,372	13	4	2	4,391
Retail:
Direct retail lending	15,797	123	30	119	16,069
Revolving credit	2,292	20	13	―	2,325
Residential mortgage	21,918	465	68	254	22,705
Sales finance	8,764	47	5	5	8,821
Other lending subsidiaries	6,151	228	―	66	6,445
Total excluding government and GNMA guaranteed	109,743	940	123	1,149	111,955

Residential mortgage loans excluded from above:
Government guaranteed	256	93	244	―	593
GNMA guaranteed	―	5	492	―	497
Total	$109,999	$1,038	$859	$1,149	$113,045

	Accruing
			90 Days Or
		30-89 Days	More Past
December 31, 2012	Current	Past Due	Due	Nonaccrual	Total

	(Dollars in millions)
Commercial:
Commercial and industrial	$37,706	$42	$1	$546	$38,295
CRE - other	11,237	12	―	212	11,461
CRE - residential ADC	1,131	2	―	128	1,261
Other lending subsidiaries	4,106	20	9	3	4,138
Retail:
Direct retail lending	15,502	145	38	132	15,817
Revolving credit	2,291	23	16	―	2,330
Residential mortgage	22,330	498	92	269	23,189
Sales finance	7,663	56	10	7	7,736
Other lending subsidiaries	5,645	270	1	83	5,999
Total excluding government and GNMA guaranteed	107,611	1,068	167	1,380	110,226

Residential mortgage loans excluded from above:
Government guaranteed	225	84	252	―	561
GNMA guaranteed	―	5	517	―	522
Total	$107,836	$1,157	$936	$1,380	$111,309

	ACL Rollforward
	Beginning	Charge-			Ending
Three Months Ended June 30, 2013	Balance	Offs	Recoveries	Provision	Balance

	(Dollars in millions)
Commercial:
Commercial and industrial	$528	$(70)	$10	$(9)	$459
CRE - other	171	(30)	7	54	202
CRE - residential ADC	47	(19)	3	37	68
Other lending subsidiaries	13	(1)	―	4	16
Retail:
Direct retail lending	254	(42)	10	(4)	218
Revolving credit	97	(20)	5	31	113
Residential mortgage	316	(16)	1	28	329
Sales finance	30	(5)	2	15	42
Other lending subsidiaries	300	(60)	10	38	288
Covered	139	(2)	―	(11)	126
Unallocated	80	―	―	(40)	40
ALLL	1,975	(265)	48	143	1,901
RUFC	56	―	―	25	81
ACL	$2,031	$(265)	$48	$168	$1,982

	ACL Rollforward
	Beginning	Charge-			Ending
Three Months Ended June 30, 2012	Balance	Offs	Recoveries	Provision	Balance

	(Dollars in millions)
Commercial:
Commercial and industrial	$526	$(92)	$4	$87	$525
CRE - other	294	(51)	3	59	305
CRE - residential ADC	206	(74)	23	2	157
Other lending subsidiaries	13	(3)	―	3	13
Retail:
Direct retail lending	301	(56)	8	30	283
Revolving credit	94	(20)	4	12	90
Residential mortgage	301	(30)	1	37	309
Sales finance	32	(7)	2	(2)	25
Other lending subsidiaries	182	(44)	7	55	200
Covered	137	(12)	―	14	139
Unallocated	95	―	―	(15)	80
ALLL	2,181	(389)	52	282	2,126
RUFC	40	―	―	(9)	31
ACL	$2,221	$(389)	$52	$273	$2,157

	ACL Rollforward
	Beginning	Charge-			Ending
Six Months Ended June 30, 2013	Balance	Offs	Recoveries	Provision	Balance

	(Dollars in millions)
Commercial:
Commercial and industrial	$470	$(161)	$17	$133	$459
CRE - other	204	(66)	11	53	202
CRE - residential ADC	100	(39)	9	(2)	68
Other lending subsidiaries	13	(2)	1	4	16

Retail:
Direct retail lending	300	(84)	18	(16)	218
Revolving credit	102	(41)	10	42	113
Residential mortgage	328	(49)	2	48	329
Sales finance	29	(11)	4	20	42
Other lending subsidiaries	264	(127)	18	133	288

Covered	128	(16)	―	14	126

Unallocated	80	―	―	(40)	40
ALLL	2,018	(596)	90	389	1,901
RUFC	30	―	―	51	81
ACL	$2,048	$(596)	$90	$440	$1,982

	ACL Rollforward
	Beginning	Charge-			Ending
Six Months Ended June 30, 2012	Balance	Offs	Recoveries	Provision	Balance

	(Dollars in millions)
Commercial:
Commercial and industrial	$433	$(155)	$8	$239	$525
CRE - other	334	(124)	6	89	305
CRE - residential ADC	286	(128)	31	(32)	157
Other lending subsidiaries	11	(6)	1	7	13

Retail:
Direct retail lending	232	(113)	18	146	283
Revolving credit	112	(42)	9	11	90
Residential mortgage	365	(72)	2	14	309
Sales finance	38	(14)	5	(4)	25
Other lending subsidiaries	186	(101)	13	102	200

Covered	149	(27)	―	17	139

Unallocated	110	―	―	(30)	80
ALLL	2,256	(782)	93	559	2,126
RUFC	29	―	―	2	31
ACL	$2,285	$(782)	$93	$561	$2,157

	ALLL
	June 30, 2013		December 31, 2012
	Individually	Collectively	Individually	Collectively
	Evaluated	Evaluated	Evaluated	Evaluated
	for	for	for	for
	Impairment	Impairment	Impairment	Impairment

	(Dollars in millions)
Commercial:
Commercial and industrial	$70	$389	$73	$397
CRE - other	33	169	36	168
CRE - residential ADC	10	58	21	79
Other lending subsidiaries	―	16	1	12
Retail:
Direct retail lending	41	177	59	241
Revolving credit	23	90	24	78
Residential mortgage	164	165	130	198
Sales finance	4	38	6	23
Other lending subsidiaries	81	207	61	203
Covered	―	126	―	128
Unallocated	―	40	―	80
Total	$426	$1,475	$411	$1,607

	Loans and Leases
	June 30, 2013		December 31, 2012
	Individually	Collectively	Individually	Collectively
	Evaluated	Evaluated	Evaluated	Evaluated
	for	for	for	for
	Impairment	Impairment	Impairment	Impairment

	(Dollars in millions)
Commercial:
Commercial and industrial	$545	$38,156	$631	$37,664
CRE - other	278	11,162	312	11,149
CRE - residential ADC	94	964	155	1,106
Other lending subsidiaries	3	4,388	3	4,135
Retail:
Direct retail lending	225	15,844	235	15,582
Revolving credit	53	2,272	56	2,274
Residential mortgage	1,239	22,556	1,187	23,085
Sales finance	21	8,800	22	7,714
Other lending subsidiaries	202	6,243	146	5,853
Covered	―	2,749	―	3,294
Total	$2,660	$113,134	$2,747	$111,856

BB&T monitors the credit quality of its commercial portfolio using internal risk ratings, which are based on established regulatory guidance. BB&T assigns an internal risk rating at loan origination and reviews the relationship again on an annual basis or at any point management becomes aware of information affecting the borrower’s ability to fulfill their obligations.

Risk Rating	Description
Pass	Loans not considered to be problem credits
Special Mention	Loans that have a potential weakness deserving management's close attention
Substandard	Loans for which a well-defined weakness has been identified that may put full collection of contractual cash flows at risk

BB&T monitors the credit quality of its retail portfolio based primarily on delinquency status, which is the primary factor considered in determining whether a retail loan should be classified as nonaccrual.

Covered loans are excluded from the following analysis because their related allowance is determined by loan pool performance.

			CRE -	Other
	Commercial		Residential	Lending
June 30, 2013	& Industrial	CRE - Other	ADC	Subsidiaries

	(Dollars in millions)
Commercial:
Pass	$36,714	$10,390	$810	$4,351
Special mention	249	114	16	25
Substandard - performing	1,281	755	167	13
Nonperforming	457	181	65	2
Total	$38,701	$11,440	$1,058	$4,391

	Direct Retail	Revolving	Residential	Sales	Other Lending
	Lending	Credit	Mortgage	Finance	Subsidiaries

	(Dollars in millions)
Retail:
Performing	$15,950	$2,325	$23,541	$8,816	$6,379
Nonperforming	119	―	254	5	66
Total	$16,069	$2,325	$23,795	$8,821	$6,445

			CRE -	Other
	Commercial		Residential	Lending
December 31, 2012	& Industrial	CRE - Other	ADC	Subsidiaries

	(Dollars in millions)
Commercial:
Pass	$36,044	$10,095	$859	$4,093
Special mention	274	120	41	13
Substandard - performing	1,431	1,034	233	29
Nonperforming	546	212	128	3
Total	$38,295	$11,461	$1,261	$4,138

	Direct Retail	Revolving	Residential	Sales	Other Lending
	Lending	Credit	Mortgage	Finance	Subsidiaries

	(Dollars in millions)
Retail:
Performing	$15,685	$2,330	$24,003	$7,729	$5,916
Nonperforming	132	―	269	7	83
Total	$15,817	$2,330	$24,272	$7,736	$5,999

The following tables set forth certain information regarding BB&T's impaired loans, excluding purchased impaired loans and LHFS, that were evaluated for specific reserves.

				Average	Interest
	Recorded		Related	Recorded	Income
As Of / For The Six Months Ended June 30, 2013	Investment	UPB	Allowance	Investment	Recognized

	(Dollars in millions)
With no related allowance recorded:
Commercial:
Commercial and industrial	$116	$228	$ ―	$121	$ ―
CRE - other	43	74	―	57	―
CRE - residential ADC	29	63	―	39	―
Retail:
Direct retail lending	24	81	―	23	1
Residential mortgage (1)	130	217	―	122	2
Sales finance	1	3	―	1	―
Other lending subsidiaries	2	7	―	3	―
With an allowance recorded:
Commercial:
Commercial and industrial	429	462	70	498	2
CRE - other	235	250	33	241	2
CRE - residential ADC	65	69	10	88	1
Other lending subsidiaries	3	2	―	2	―
Retail:
Direct retail lending	201	205	41	209	6
Revolving credit	53	53	23	55	1
Residential mortgage (1)	743	759	108	746	16
Sales finance	20	20	4	21	1
Other lending subsidiaries	200	201	81	171	4
Total (1)	$2,294	$2,694	$370	$2,397	$36

					Average	Interest
		Recorded		Related	Recorded	Income
	As Of / For The Year Ended December 31, 2012	Investment	UPB	Allowance	Investment	Recognized

		(Dollars in millions)
	With no related allowance recorded:
	Commercial:
	Commercial and industrial	$116	$232	$ ―	$117	$ ―
	CRE - other	60	108	―	81	―
	CRE - residential ADC	44	115	―	103	―
	Retail:
	Direct retail lending	19	73	―	19	1
	Residential mortgage (1)	120	201	―	80	2
	Sales finance	1	3	―	1	―
	Other lending subsidiaries	2	6	―	3	―
	With an allowance recorded:
	Commercial:
	Commercial and industrial	515	551	73	522	3
	CRE - other	252	255	36	319	5
	CRE - residential ADC	111	116	21	180	1
	Other lending subsidiaries	3	3	1	4	―
	Retail:
	Direct retail lending	216	226	59	140	9
	Revolving credit	56	56	24	59	2
	Residential mortgage (1)	754	770	104	649	28
	Sales finance	21	21	6	13	―
	Other lending subsidiaries	144	146	61	66	2
	Total (1)	$2,434	$2,882	$385	$2,356	$53

(1)	Residential mortgage loans exclude $366 million and $313 million in government guaranteed loans and related allowance of $56 million and $26 million as of June 30, 2013 and December 31, 2012, respectively.

Changes in the carrying value and accretable yield of covered loans are presented in the following table.

	Six Months Ended June 30, 2013				Year Ended December 31, 2012
	Purchased Impaired		Purchased Nonimpaired		Purchased Impaired		Purchased Nonimpaired
		Carrying		Carrying		Carrying		Carrying
	Accretable	Amount	Accretable	Amount	Accretable	Amount	Accretable	Amount
	Yield	of Loans	Yield	of Loans	Yield	of Loans	Yield	of Loans

	(Dollars in millions)
Balance at beginning of period	$264	$1,400	$617	$1,894	$520	$2,123	$1,193	$2,744
Accretion	(80)	80	(175)	175	(219)	219	(541)	541
Payments received, net	―	(307)	―	(493)	―	(942)	―	(1,391)
Other, net	23	―	14	―	(37)	―	(35)	―
Balance at end of period	$207	$1,173	$456	$1,576	$264	$1,400	$617	$1,894

Outstanding UPB at end of period		$1,687		$2,026		$2,047		$2,489

The following table provides a summary of TDRs, all of which are considered impaired.

	June 30,	December 31,
	2013	2012

	(Dollars in millions)
Performing TDRs:
Commercial:
Commercial and industrial	$59	$77
CRE - other	61	67
CRE - residential ADC	26	21
Direct retail lending	188	197
Sales finance	17	19
Revolving credit	53	56
Residential mortgage	726	769
Other lending subsidiaries	183	121
Total performing TDRs	1,313	1,327
Nonperforming TDRs (also included in NPL disclosures)	211	240
Total TDRs	$1,524	$1,567

ALLL attributable to TDRs, excluding government guaranteed	$279	$281

Government guaranteed residential mortgage TDRs excluded from above table:
Held for investment	$366	$313
Held for sale	1	2

The following tables include modifications made to existing TDRs, as well as new modifications that are considered TDRs. Balances represent the recorded investment as of the end of the period in which the modification was made. Rate modifications include TDRs made with below market interest rates that also include modifications of loan structures.

	Three Months Ended June 30,
	2013			2012
	Types of			Types of
	Modifications		Impact To	Modifications		Impact To
	Rate	Structure	Allowance	Rate	Structure	Allowance

	(Dollars in millions)
Commercial:
Commercial and industrial	$23	$9	$1	$9	$11	$ ―
CRE - other	10	14	―	26	5	(1)
CRE - residential ADC	10	3	(2)	22	8	(2)

Retail:
Direct retail lending	9	3	1	10	4	2
Revolving credit	6	―	1	7	―	1
Residential mortgage	20	26	3	27	37	6
Sales finance	10	11	1	1	―	―
Other lending subsidiaries	37	―	6	21	―	4

	Six Months Ended June 30,
	2013			2012
	Types of			Types of
	Modifications		Impact To	Modifications		Impact To
	Rate	Structure	Allowance	Rate	Structure	Allowance

	(Dollars in millions)
Commercial:
Commercial and industrial	$38	$15	$1	$14	$39	$ ―
CRE - other	37	29	1	30	14	―
CRE - residential ADC	15	5	(2)	22	21	(2)
Retail:
Direct retail lending	21	5	2	16	6	3
Revolving credit	14	―	3	15	―	3
Residential mortgage	35	47	6	82	46	9
Sales finance	28	16	2	3	―	―
Other lending subsidiaries	92	―	24	29	2	8

Charge-offs and forgiveness of principal and interest for TDRs were immaterial for all periods presented.

The following table summarizes the pre-default balance for modifications that experienced a payment default that had been classified as TDRs during the previous 12 months. BB&T defines payment default as movement of the TDR to nonaccrual status, foreclosure or charge-off, whichever occurs first.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

	(Dollars in millions)
Commercial:
Commercial and industrial	$1	$2	$3	$4
Commercial real estate - other	6	4	6	5
Commercial real estate - residential ADC	3	4	4	12

Retail:
Direct retail lending	1	2	2	4
Revolving credit	2	3	5	6
Residential mortgage	4	7	12	24
Sales finance	1	―	1	―
Other lending subsidiaries	6	1	12	3

The following table provides a summary of BB&T’s NPAs and loans 90 days or more past due and still accruing:

	June 30,	December 31,
	2013	2012

	(Dollars in millions)

NPLs held for investment	$1,149	$1,380
Foreclosed real estate	89	107
Other foreclosed property	38	49
Total NPAs (excluding covered assets)	$1,276	$1,536

Loans 90 days or more past due and still accruing (excluding covered loans)	$123	$167

Amounts excluded from above table:
Covered foreclosed real estate	$181	$254
GNMA guaranteed residential mortgage loans 90 days or more past due	492	517
Covered loans 90 days or more past due	401	442
Government guaranteed residential mortgage loans 90 days or more past due	244	252

NOTE 4. Goodwill and Other Intangible Assets

There have been no goodwill impairments recorded by BB&T to date.

		Residential	Dealer
	Community	Mortgage	Financial	Specialized	Insurance	Financial
	Banking	Banking	Services	Lending	Services	Services	Total

	(Dollars in millions)
Goodwill balance, January 1, 2013	$4,900	$7	$111	$99	$1,495	$192	$6,804
Contingent consideration	―	―	―	―	6	―	6
Other adjustments	24	―	―	(2)	(8)	―	14
Goodwill balance, June 30, 2013	$4,924	$7	$111	$97	$1,493	$192	$6,824

The following table presents the gross carrying amounts and accumulated amortization for BB&T’s identifiable intangible assets subject to amortization:

	June 30, 2013			December 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(Dollars in millions)
CDI	$672	$(539)	$133	$672	$(522)	$150
Other, primarily customer relationship intangibles	1,081	(594)	487	1,080	(557)	523
Total	$1,753	$(1,133)	$620	$1,752	$(1,079)	$673

NOTE 5. Loan Servicing

Residential Mortgage Banking Activities

The following tables summarize residential mortgage banking activities for the periods presented:

		June 30,	December 31,
		2013	2012

		(Dollars in millions)
	Mortgage loans managed or securitized (1)	$28,014	$29,882
	Less: Loans securitized and transferred to AFS securities	4	4
	LHFS	2,419	3,547
	Covered mortgage loans	910	1,040
	Mortgage loans sold with recourse	886	1,019
	Mortgage loans held for investment	$23,795	$24,272

	Mortgage loans on nonaccrual status	$254	$269
	Mortgage loans 90 days or more past due and still accruing interest (2)	68	92
	Mortgage loans net charge-offs - year to date	47	133
	UPB of residential mortgage loan servicing portfolio	107,057	101,270
	UPB of residential mortgage loans serviced for others (primarily agency conforming
	fixed rate)	80,846	73,769
	Maximum recourse exposure from mortgage loans sold with recourse liability	403	446
	Recorded reserves related to recourse exposure	12	12
	Repurchase reserves for mortgage loan sales to GSEs	59	59

(1)	Balances exclude loans serviced for others with no other continuing involvement.
(2)	Includes amounts related to residential mortgage LHFS and excludes amounts related to government guaranteed loans and covered mortgage loans.

	As Of / For The
	Six Months Ended June 30,
	2013	2012

	(Dollars in millions)
UPB of residential mortgage loans sold from the held for sale portfolio	$16,541	$12,675
Pre-tax gains recognized on mortgage loans sold and held for sale	219	236
Servicing fees recognized from mortgage loans serviced for others	127	121
Approximate weighted average servicing fee on the outstanding balance of
residential mortgage loans serviced for others	0.31%	0.33%
Weighted average coupon interest rate on mortgage loans serviced for others	4.32	4.81

Gains on residential mortgage loan sales, including marking LHFS to fair value and the impact of interest rate lock commitments, are recorded in noninterest income as a component of mortgage banking income. BB&T retained the related MSRs and receives servicing fees.

Payments made to date where BB&T has recourse exposure on residential mortgage loans sold with recourse liability have been immaterial.

BB&T also issues standard representations and warranties related to mortgage loan sales to GSEs. Although these agreements often do not specify limitations, BB&T does not believe that any payments related to these warranties would materially change the financial condition or results of operations of BB&T.

Residential MSRs are recorded on the Consolidated Balance Sheets at fair value with changes in fair value recorded as a component of mortgage banking income in the Consolidated Statements of Income. BB&T uses various derivative instruments to mitigate the income statement effect of changes in fair value due to changes in valuation inputs and assumptions of its residential MSRs.

	Six Months Ended June 30,
	2013	2012

	(Dollars in millions)
Carrying value, January 1,	$627	$563
Additions	192	134
Change in fair value due to changes in valuation inputs or assumptions:
Prepayment speeds	218	12
Weighted average OAS	(44)	(36)
Servicing costs	(21)	(22)
Realization of expected net servicing cash flows, passage of time and other	(80)	(73)
Carrying value, June 30,	$892	$578

Gains (losses) on derivative financial instruments used to mitigate the
income statement effect of changes in fair value	$(133)	$99

During 2013, the prepayment speed assumptions were updated as actual observed prepayment speeds were slower, primarily as a result of rising interest rates. These valuation increases were partially offset by realization of servicing cash flows as well as higher servicing costs due to regulatory requirements and decreases to OAS due to market changes in required rates of return.

The sensitivity of the fair value of the residential MSRs to adverse changes in key economic assumptions is included in the accompanying table:

	June 30, 2013
	Range		Weighted
	Minimum	Maximum	Average

			(Dollars in millions)

Prepayment speed	6.9%	11.9%	8.7%
Effect on fair value of a 10% increase			$(32)
Effect on fair value of a 20% increase			(63)

OAS	9.5%	10.2%	9.7%
Effect on fair value of a 10% increase			$(33)
Effect on fair value of a 20% increase			(63)

Composition of residential loans serviced for others:
Fixed-rate mortgage loans			99.6%
Adjustable-rate mortgage loans			0.4
Total			100.0%

Weighted average life			7.1	yrs

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

Commercial Mortgage Banking Activities

CRE mortgage loans serviced for others are not included in loans and leases on the accompanying Consolidated Balance Sheets. The following table summarizes commercial mortgage banking activities for the periods presented:

	June 30,	December 31,
	2013	2012

	(Dollars in millions)
UPB of CRE mortgages serviced for others	$28,461	$29,520
CRE mortgages serviced for others covered by recourse provisions	5,012	4,970
Maximum recourse exposure from CRE mortgages
sold with recourse liability	1,384	1,368
Recorded reserves related to recourse exposure	12	13
Originated CRE mortgages during the period - year to date	1,990	4,934

NOTE 6. Deposits

A summary of BB&T's deposits is presented in the accompanying table:

	June 30,	December 31,
	2013	2012

	(Dollars in millions)
Noninterest-bearing deposits	$33,760	$32,452
Interest checking	19,053	21,091
Money market and savings	48,529	47,908
Certificates and other time deposits	29,737	31,624
Total deposits	$131,079	$133,075

Time deposits $100,000 and greater	$18,039	$19,328

NOTE 7. Long-Term Debt

	June 30,	December 31,
	2013	2012

	(Dollars in millions)
BB&T Corporation:
3.38% Senior Notes Due 2013	$500	$500
5.70% Senior Notes Due 2014	510	510
2.05% Senior Notes Due 2014	700	700
Floating Rate Senior Note Due 2014 (LIBOR-based, 0.98% at June 30, 2013)	300	300
3.95% Senior Notes Due 2016	500	500
3.20% Senior Notes Due 2016	999	999
2.15% Senior Notes Due 2017	749	748
1.60% Senior Notes Due 2017	749	749
1.45% Senior Notes Due 2018	499	499
Floating Rate Senior Notes Due 2018 (LIBOR-based, 1.13% at June 30, 2013)	400	―
2.05% Senior Notes Due 2018	599	―
6.85% Senior Notes Due 2019	539	539
5.20% Subordinated Notes Due 2015	933	933
4.90% Subordinated Notes Due 2017	347	345
5.25% Subordinated Notes Due 2019	586	586
3.95% Subordinated Notes Due 2022	298	298

Branch Bank:
Floating Rate Senior Note Due 2016 (LIBOR-based, 0.70% at June 30, 2013)	125	―
4.88% Subordinated Notes Due 2013	―	222
5.63% Subordinated Notes Due 2016	386	386
Floating Rate Subordinated Note Due 2016	350	350
Floating Rate Subordinated Note Due 2017	262	262

FHLB Advances to Branch Bank:
Varying maturities to 2034	8,462	8,994

Other Long-Term Debt	103	100

Fair value hedge-related basis adjustments	466	594
Total Long-Term Debt	$19,362	$19,114

The subordinated notes qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations. The Branch Bank floating-rate subordinated notes are based on LIBOR, but the majority of the cash flows have been swapped to a fixed rate, with an effective rate paid of 3.25% at June 30, 2013. Certain of the FHLB advances have been swapped to floating rates from fixed rates or from fixed rates to floating rates, with a weighted average rate paid of 3.62% and a weighted average maturity of 6.8 years at June 30, 2013.

NOTE 8. Shareholders’ Equity

Preferred Stock

On May 1, 2013, BB&T issued $500 million of its Series G Non-Cumulative Perpetual Preferred Stock for net proceeds of $487 million. Dividends on the Series G preferred stock, if declared, are payable quarterly, in arrears, at a rate of 5.20% per annum.

Equity-Based Plans

At June 30, 2013, BB&T had options, restricted stock and restricted stock units outstanding from the following equity-based compensation plans: the 2012 Plan, the 2004 Plan, the Omnibus Plan, and the Directors’ Plan. BB&T’s shareholders have approved all equity-based compensation plans. As of June 30, 2013, the 2012 Plan is the only plan that has shares available for future grants. The 2012 and 2004 Plans allow for accelerated vesting of awards for holders who retire and have met all retirement eligibility requirements and in connection with certain other events.

BB&T measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model.

	Six Months Ended June 30,
	2013		2012

Weighted average assumptions:
Risk-free interest rate	1.3%		1.5%
Dividend yield	3.6		4.4
Volatility factor	28.0		33.0
Expected life	7.0	yrs	7.0	yrs
Fair value of options per share	$5.48		$6.07

		Wtd. Avg.
		Exercise
	Options	Price

Outstanding at January 1, 2013	45,391,074	$34.15
Granted	403,720	30.08
Exercised	(1,165,966)	23.22
Forfeited or expired	(4,077,728)	32.69
Outstanding at June 30, 2013	40,551,100	34.57

Exercisable at June 30, 2013	33,619,401	35.88

Exercisable and expected to vest at June 30, 2013	40,013,065	$34.66

		Wtd. Avg
	Restricted	Grant Date
	Share/Units	Fair Value
Nonvested at January 1, 2013	13,930,824	$19.26
Granted	3,964,954	25.59
Vested	(2,015,713)	22.80
Forfeited	(171,881)	19.55
Nonvested at June 30, 2013	15,708,184	$20.40

NOTE 9. AOCI

Three Months Ended June, 30, 2013	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total

	(Dollars in millions)
AOCI balance, April 1, 2013	$(700)	$(166)	$537	$(269)	$(14)	$(612)
OCI before reclassifications, net of tax	(1)	143	(364)	7	(3)	(218)
Amounts reclassified from AOCI:
Personnel expense	20	―	―	―	―	20
Interest income	―	―	39	(19)	2	22
Interest expense	―	19	―	―	―	19
FDIC loss share income, net	―	―	―	35	―	35
Securities (gains) losses, net	―	―	(23)	―	―	(23)
Total before income taxes	20	19	16	16	2	73
Less: Income taxes	7	7	6	6	1	27
Net of income taxes	13	12	10	10	1	46
Net change in OCI	12	155	(354)	17	(2)	(172)
AOCI balance, June 30, 2013	$(688)	$(11)	$183	$(252)	$(16)	$(784)

Three Months Ended June, 30, 2012	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total

	(Dollars in millions)
AOCI balance, April 1, 2012	$(592)	$(158)	$388	$(237)	$(17)	$(616)
OCI before reclassifications, net of tax	1	(23)	71	(3)	(2)	44
Amounts reclassified from AOCI:
Personnel expense	17	―	―	―	―	17
Interest income	―	(4)	(9)	―	2	(11)
Interest expense	―	16	―	―	―	16
FDIC loss share income, net	―	―	―	26	―	26
Securities (gains) losses, net	―	―	2	―	―	2
Total before income taxes	17	12	(7)	26	2	50
Less: Income taxes	7	5	(3)	9	1	19
Net of income taxes	10	7	(4)	17	1	31
Net change in OCI	11	(16)	67	14	(1)	75
AOCI balance, June 30, 2012	$(581)	$(174)	$455	$(223)	$(18)	$(541)

Six Months Ended June, 30, 2013	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total

	(Dollars in millions)
AOCI balance, January 1, 2013	$(714)	$(173)	$598	$(256)	$(14)	$(559)
OCI before reclassifications, net of tax	1	137	(429)	(18)	(3)	(312)
Amounts reclassified from AOCI:
Personnel expense	40	―	―	―	―	40
Interest income	―	―	68	―	2	70
Interest expense	―	40	―	―	―	40
FDIC loss share income, net	―	―	―	35	―	35
Securities (gains) losses, net	―	―	(46)	―	―	(46)
Total before income taxes	40	40	22	35	2	139
Less: Income taxes	15	15	8	13	1	52
Net of income taxes	25	25	14	22	1	87
Net change in OCI	26	162	(415)	4	(2)	(225)
AOCI balance, June 30, 2013	$(688)	$(11)	$183	$(252)	$(16)	$(784)

Six Months Ended June, 30, 2012	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total

	(Dollars in millions)
AOCI balance, January 1, 2012	$(603)	$(159)	$263	$(195)	$(19)	$(713)
OCI before reclassifications, net of tax	1	(31)	162	(47)	(1)	84
Amounts reclassified from AOCI:
Personnel expense	34	―	―	―	―	34
Interest income	―	(8)	37	―	3	32
Interest expense	―	34	―	―	―	34
FDIC loss share income, net	―	―	―	30	―	30
Securities (gains) losses, net	―	―	11	―	―	11
Total before income taxes	34	26	48	30	3	141
Less: Income taxes	13	10	18	11	1	53
Net of income taxes	21	16	30	19	2	88
Net change in OCI	22	(15)	192	(28)	1	172
AOCI balance, June 30, 2012	$(581)	$(174)	$455	$(223)	$(18)	$(541)

NOTE 10. Income Taxes

The effective tax rate for the three months ended June 30, 2013 was higher than the corresponding period of 2012 primarily due to higher levels of pre-tax income, which is subject to the marginal tax rate. The effective tax rate for the six months ended June 30, 2013 was higher than the corresponding period of 2012 primarily due to an adjustment for uncertain tax positions as described below.

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

NOTE 11. Benefit Plans

	Qualified Plan		Nonqualified Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012

	(Dollars in millions)
Service cost	$37	$29	$3	$2
Interest cost	27	24	4	2
Estimated return on plan assets	(64)	(49)	―	―
Amortization and other	20	17	3	1
Net periodic benefit cost	$20	$21	$10	$5

	Qualified Plan		Nonqualified Plans
	Six Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

	(Dollars in millions)
Service cost	$74	$58	$6	$4
Interest cost	54	49	7	5
Estimated return on plan assets	(128)	(98)	―	―
Amortization and other	40	34	6	2
Net periodic benefit cost	$40	$43	$19	$11

BB&T makes contributions to the qualified pension plan in amounts between the minimum required for funding and the maximum amount deductible for federal income tax purposes. A discretionary contribution of $270 million was made in the first quarter of 2013. Management is considering additional contributions in 2013.

NOTE 12. Commitments and Contingencies

	June 30,	December 31,
	2013	2012

	(Dollars in millions)
Letters of credit and financial guarantees written	$5,012	$5,164
Carrying amount of the liability for letter of credit guarantees	44	30

Investments related to affordable housing and historic building rehabilitation projects	1,243	1,223
Amount of future funding commitments included in investments related to affordable
housing and historic rehabilitation projects	431	461
Lending exposure to these affordable housing projects	131	87
Tax credits subject to recapture related to affordable housing projects	220	193

Investments in private equity and similar investments	269	323
Future funding commitments to private equity and similar investments	82	129

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

BB&T invests in certain affordable housing and historic building rehabilitation projects throughout its market area as a means of supporting local communities, and receives tax credits related to these investments. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. Branch Bank typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. Tax credits are subject to recapture by taxing authorities based on compliance features required to be met at the project level. BB&T’s maximum potential exposure to losses relative to investments in VIEs is generally limited to the sum of the carrying amount of the investment, tax credits subject to recapture and any related loans to the entity. Loans to these entities are underwritten in substantially the same manner as are other loans and are generally secured.

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

NOTE 13. Fair Value Disclosures

BB&T carries various assets and liabilities at fair value based on applicable accounting standards, including prime residential mortgage and commercial mortgage loans originated as LHFS. Accounting standards define fair value as the exchange price that would be received on the measurement date to sell an asset or the price paid to transfer a liability in the principal or most advantageous market available to the entity in an orderly transaction between market participants, with a three level valuation input hierarchy.

		Fair Value Measurements for Assets and
	June 30,	Liabilities Measured on a Recurring Basis
	2013	Level 1		Level 2	Level 3

		(Dollars in millions)
Assets:
Trading securities	$537		$224	$301	$12
AFS securities:
GSE securities	441		―	441	―
RMBS issued by GSE	20,343		―	20,343	―
States and political subdivisions	1,888		―	1,888	―
Non-agency RMBS	285		―	285	―
Other securities	5		5	―	―
Covered securities	1,515		―	562	953
LHFS	2,488		―	2,488	―
Residential MSRs	892		―	―	892
Derivative assets:
Interest rate contracts	1,311		―	1,304	7
Foreign exchange contracts	4		―	4	―
Private equity and similar investments	269		―	―	269
Total assets	$29,978		$229	$27,616	$2,133

Liabilities:
Derivative liabilities:
Interest rate contracts	$1,334	$	―	$1,238	$96
Foreign exchange contracts	2		―	2	―
Short-term borrowings	259		―	259	―
Total liabilities	$1,595	$	―	$1,499	$96

		Fair Value Measurements for Assets and
	December 31,	Liabilities Measured on a Recurring Basis
	2012	Level 1		Level 2	Level 3

		(Dollars in millions)
Assets:
Trading securities	$497		$302	$194	$1
AFS securities:
GSE securities	290		―	290	―
RMBS issued by GSE	20,930		―	20,930	―
States and political subdivisions	2,011		―	2,011	―
Non-agency RMBS	312		―	312	―
Other securities	3		2	1	―
Covered securities	1,591		―	597	994
LHFS	3,761		―	3,761	―
Residential MSRs	627		―	―	627
Derivative assets:
Interest rate contracts	1,446		―	1,391	55
Foreign exchange contracts	4		―	4	―
Private equity and similar investments	323		―	―	323
Total assets	$31,795		$304	$29,491	$2,000

Liabilities:
Derivative liabilities:
Interest rate contracts	$1,434	$	―	$1,433	$1
Foreign exchange contracts	3		―	3	―
Short-term borrowings	98		―	98	―
Total liabilities	$1,535	$	―	$1,534	$1

The following discussion focuses on the valuation techniques and significant inputs for BB&T’s Level 2 and Level 3 assets and liabilities.

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

Trading securities: Trading securities are composed of various types of debt and equity securities, but the majority consists of debt securities issued by the U.S. Treasury, GSEs, or states and political subdivisions. The valuation techniques used for these investments are more fully discussed below.

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

LHFS: BB&T originates certain mortgage loans to be sold to investors, which are carried at fair value. The fair value is primarily based on quoted market prices for securities backed by similar types of loans. The changes in fair value of these assets are largely driven by changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with the mortgage LHFS.

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

Derivative assets and liabilities: The fair values of derivatives are determined based on quoted market prices and internal pricing models that are primarily sensitive to market observable data. The fair values of interest rate lock commitments, which are related to mortgage loan commitments and are categorized as Level 3, are based on quoted market prices adjusted for commitments that BB&T does not expect to fund and include the value attributable to the net servicing fees.

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

Short-term borrowings: Short-term borrowings represent debt securities sold short that are entered into through BB&T’s brokerage subsidiary as a hedging strategy for the purposes of supporting institutional and retail client trading activities.

	Fair Value Measurements Using Significant Unobservable Inputs
						Private Equity
			Covered	Residential	Net	and Similar
Three Months Ended June 30, 2013	Trading		Securities	MSRs	Derivatives	Investments

	(Dollars in millions)
Balance at April 1, 2013		$1	$996	$735	$35	$330
Total realized and unrealized gains or losses:
Included in earnings:
Interest income		―	8	―	―	―
Mortgage banking income		―	―	100	30	―
Other noninterest income		―	―	―	―	6
Included in unrealized net holding gains (losses) in OCI		―	(15)	―	―	―
Purchases		11	―	―	―	7
Issuances		―	―	98	(9)	―
Sales		―	―	―	―	(70)
Settlements		―	(36)	(41)	(145)	(4)
Balance at June 30, 2013		$12	$953	$892	$(89)	$269

Change in unrealized gains (losses) included in
earnings for the period, attributable to assets
and liabilities still held at June 30, 2013	$	―	$8	$100	$(89)	$5

	Fair Value Measurements Using Significant Unobservable Inputs
						Private Equity
			Covered	Residential	Net	and Similar
Three Months Ended June 30, 2012	Trading		Securities	MSRs	Derivatives	Investments

	(Dollars in millions)
Balance at April 1, 2012		$1	$1,023	$696	$30	$281
Total realized and unrealized gains or losses:
Included in earnings:
Interest income		―	14	―	―	―
Mortgage banking income		―	―	(130)	89	―
Other noninterest income		―	―	―	―	(1)
Included in unrealized net holding gains (losses) in OCI		―	(22)	―	―	―
Purchases		―	―	―	―	28
Issuances		―	―	50	77	―
Sales		―	―	―	―	(6)
Settlements		―	(33)	(38)	(128)	(1)
Balance at June 30, 2012		$1	$982	$578	$68	$301

Change in unrealized gains (losses) included in
earnings for the period, attributable to assets
and liabilities still held at June 30, 2012	$	―	$14	$(130)	$68	$(2)

	Fair Value Measurements Using Significant Unobservable Inputs
						Private
						Equity and
			Covered	Residential	Net	Similar
Six Months Ended June 30, 2013	Trading		Securities	MSRs	Derivatives	Investments

	(Dollars in millions)
Balance at January 1, 2013		$1	$994	$627	$54	$323
Total realized and unrealized gains (losses):
Included in earnings:
Interest income		―	18	―	―	―
Mortgage banking income		―	―	155	65	―
Other noninterest income		―	―	―	―	11
Included in unrealized net holding gains (losses) in OCI		―	10	―	―	―
Purchases		11	―	―	―	30
Issuances		―	―	192	27	―
Sales		―	―	―	―	(89)
Settlements		―	(69)	(82)	(235)	(6)
Balance at June 30, 2013		$12	$953	$892	$(89)	$269

Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held
at June 30, 2013	$	―	$18	$155	$(89)	$8

	Fair Value Measurements Using Significant Unobservable Inputs
						Private
						Equity and
			Covered	Residential	Net	Similar
Six Months Ended June 30, 2012	Trading		Securities	MSRs	Derivatives	Investments

	(Dollars in millions)
Balance at January 1, 2012		$1	$984	$563	$59	$261
Total realized and unrealized gains (losses):
Included in earnings:
Interest income		―	18	―	―	―
Mortgage banking income		―	―	(39)	185	―
Other noninterest income		―	―	―	―	4
Included in unrealized net holding gains (losses) in OCI		―	40	―	―	―
Purchases		―	―	―	―	52
Issuances		―	―	134	138	―
Sales		―	―	―	―	(18)
Settlements		―	(60)	(80)	(314)	2
Balance at June 30, 2012		$1	$982	$578	$68	$301

Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held
at June 30, 2012	$	―	$18	$(39)	$68	$7

BB&T’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of a reporting period. During the first six months of 2013 and 2012, BB&T did not have any transfer of securities between levels in the fair value hierarchy.

The majority of BB&T’s private equity and similar investments are in SBIC qualified funds, which primarily focus on equity and subordinated debt investments in privately-held middle market companies. The majority of these investments are not redeemable and distributions are received as the underlying assets of the funds liquidate. The timing of distributions, which are expected to occur on various dates through 2025, is uncertain and dependent on various events such as recapitalizations, refinance transactions and ownership changes among others. Excluding the investment of future funds, BB&T estimates these investments have a weighted average remaining life of approximately three years; however, the timing and amount of distributions may vary significantly. As of June 30, 2013, restrictions on the ability to sell the investments include, but are not limited to, consent of a majority member or general partner approval for transfer of ownership. BB&T’s investments are spread over numerous privately-held middle market companies, and thus the sensitivity to a change in fair value for any single investment is limited. The significant unobservable inputs for these investments are EBITDA multiples that ranged from 3x to 10x, with a weighted average of 7x, at June 30, 2013.

The following table details the fair value and UPB of LHFS that were elected to be carried at fair value:

	June 30, 2013			December 31, 2012
	Fair	Aggregate		Fair	Aggregate
	Value	UPB	Difference	Value	UPB	Difference

(Dollars in millions)
LHFS reported at fair value	$2,488	$2,558	$(70)	$3,761	$3,652	$109

Excluding government guaranteed, there were no LHFS that were nonaccrual or 90 days or more past due and still accruing interest.

The following tables provide information about certain financial assets measured at fair value on a nonrecurring basis:

			June 30, 2013	December 31, 2012

			(Dollars in millions)
Assets that are still held (Level 3):
Impaired loans, excluding covered			$67	$137
Foreclosed real estate, excluding covered			89	107

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

	(Dollars in millions)
Negative valuation adjustments recognized:
Impaired loans, excluding covered	$14	$25	$35	$55
Foreclosed real estate, excluding covered	―	68	2	136

Additionally, accounting standards require the disclosure of the estimated fair value of financial instruments that are not recorded at fair value. A financial instrument is defined as cash, evidence of an ownership interest in an entity or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity. For the financial instruments that BB&T does not record at fair value, estimates of fair value are based on relevant market data and information about the instrument and are based on the value of one trading unit without regard to any premium or discount that may result from concentrations of ownership, possible tax ramifications, estimated transaction costs that may result from bulk sales or the relationship between various financial instruments.

No readily available market exists for a significant portion of BB&T’s financial instruments. Fair value estimates for these instruments are based on current economic conditions, currency and interest rate risk characteristics, loss experience and other factors. Many of these estimates involve uncertainties and matters of significant judgment and cannot be determined with precision. Therefore, the fair value estimates in many instances cannot be substantiated by comparison to independent markets and, in many cases, may not be realizable in a current sale of the instrument. In addition, changes in assumptions could significantly affect these fair value estimates. The following methods and assumptions were used by BB&T in estimating the fair value of these financial instruments.

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

FDIC loss share receivable: The fair value of the FDIC loss share receivable is estimated using discounted cash flow analyses, applying a risk free interest rate that is adjusted for the uncertainty in the timing and amount of these cash flows. The expected cash flows to/from the FDIC related to loans were estimated using the same assumptions that were used in determining the accounting values for the related loans. The expected cash flows to/from the FDIC related to securities are based upon the fair value of the related securities and the payment that would be required if the securities were sold for that amount. The FDIC loss share agreements are not transferrable and, accordingly, there is no market for this receivable.

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

Financial assets and liabilities not recorded at fair value are summarized below:

	Carrying	Total
June 30, 2013	Amount	Fair Value	Level 2	Level 3

	(Dollars in millions)
Financial assets:
HTM securities	$13,751	$13,445	$13,407	$38
Loans and leases, net of ALLL excluding covered loans	111,270	111,207	―	111,207
Covered loans, net of ALLL	2,623	3,003	―	3,003
FDIC loss share receivable	299	(19)	―	(19)

Financial liabilities:
Deposits	131,079	131,297	131,297	―
Long-term debt	19,362	20,314	20,314	―

	Carrying	Total
December 31, 2012	Amount	Fair Value	Level 2	Level 3

	(Dollars in millions)
Financial assets:
HTM securities	$13,594	$13,848	$13,810	$38
Loans and leases, net of ALLL excluding covered loans	109,419	109,621	―	109,621
Covered loans, net of ALLL	3,166	3,661	―	3,661
FDIC loss share receivable	479	149	―	149

Financial liabilities:
Deposits	133,075	133,377	133,377	―
Long-term debt	19,114	20,676	20,676	―

The following is a summary of selected information pertaining to off-balance sheet financial instruments:

	June 30, 2013		December 31, 2012
	Notional/		Notional/
	Contract		Contract
	Amount	Fair Value	Amount	Fair Value

	(Dollars in millions)
Commitments to extend, originate or purchase credit	$42,605	$78	$41,410	$74
Residential mortgage loans sold with recourse	886	12	1,019	12
Other loans sold with recourse	5,012	12	4,970	13
Letters of credit and financial guarantees written	5,012	44	5,164	30

NOTE 14. Derivative Financial Instruments

Derivative Classifications and Hedging Relationships

		June 30, 2013				December 31, 2012
	Hedged Item or	Notional	Fair Value			Notional	Fair Value
	Transaction	Amount	Gain		Loss	Amount	Gain		Loss

		(Dollars in millions)
Cash flow hedges:
Interest rate contracts:
Pay fixed swaps	3 mo. LIBOR funding	$4,950	$	―	$(229)	$6,035	$	―	$(298)

Fair value hedges:
Interest rate contracts:
Receive fixed swaps and option trades	Long-term debt	800		96	―	800		182	―
Pay fixed swaps	Commercial loans	185		―	(4)	187		―	(7)
Pay fixed swaps	Municipal securities	345		―	(106)	345		―	(153)
Total		1,330		96	(110)	1,332		182	(160)

Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Receive fixed swaps		9,109		448	(21)	9,352		687	―
Pay fixed swaps		9,060		17	(476)	9,464		―	(717)
Other swaps		1,668		10	(12)	2,664		21	(23)
Option trades		455		2	(2)	423		3	(5)
Futures contracts		45		―	―	109		―	―
Risk participations		208		―	―	204		―	―
Foreign exchange contracts		457		4	(2)	534		4	(3)
Total		21,002		481	(513)	22,750		715	(748)

Mortgage banking:
Interest rate contracts:
Receive fixed swaps		240		―	(8)	114		―	(2)
Pay fixed swaps		66		1	―	―		―	―
Interest rate lock commitments		4,927		7	(96)	6,064		55	(1)
When issued securities, forward rate agreements and forward
	commitments	6,764		291	(54)	8,886		10	(19)
Option trades		460		12	―	70		6	―
Futures contracts		6		―	―	31		―	―
Total		12,463		311	(158)	15,165		71	(22)

MSRs:
Interest rate contracts:
Receive fixed swaps		7,344		41	(228)	5,178		110	(27)
Pay fixed swaps		5,951		165	(39)	5,389		7	(94)
Option trades		8,800		221	(44)	14,510		363	(88)
Futures contracts		―		―	―	30		―	―
When issued securities, forward rate agreements and forward
	commitments	2,271		―	(15)	2,406		2	―
Total		24,366		427	(326)	27,513		482	(209)
	Total nonhedging derivatives	57,831		1,219	(997)	65,428		1,268	(979)
Total derivatives		$64,111		1,315	(1,336)	$72,795		1,450	(1,437)

Gross amounts not offset in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements not offset due to policy election				(653)	653			(797)	797
Cash collateral (received) posted				(68)	549			(41)	607
Net amount				$594	$(134)			$612	$(33)

BB&T has elected to present assets and liabilities related to derivatives on a gross basis. Derivatives in a gain position are recorded as Other assets, derivatives in a loss position are recorded as Other liabilities and cash collateral posted is reported as Restricted cash on the Consolidated Balance Sheets. Derivatives with dealer counterparties are governed by the terms of ISDA master netting agreements and Credit Support Annexes. The ISDA Agreement allows counterparties to offset trades in a gain against trades in a loss to determine net exposure and allows for the right of setoff in the event of either a default or an additional termination event. Credit Support Annexes govern the terms of daily collateral posting practices. Collateral practices mitigate the potential loss impact to affected parties by requiring liquid collateral to be posted on a scheduled basis to secure the aggregate net unsecured exposure. In addition to collateral, the right of setoff allows counterparties to offset derivative values transacted with a defaulting party with certain other contractual receivables from or obligations due to the defaulting party in determining the net termination amount. No portion of the change in fair value of the derivatives has been excluded from effectiveness testing. The ineffective portion was immaterial for all periods presented.

The Effect of Derivative Instruments on the Consolidated Statements of Income
Three Months Ended June 30, 2013 and 2012

	Effective Portion
	Pre-tax Gain			Pre-tax Gain (Loss)
	(Loss) Recognized			Reclassified from
	in AOCI		Location of Amounts	AOCI into Income
	2013	2012	Reclassified from AOCI into Income	2013	2012

	(Dollars in millions)
Cash flow hedges:
Interest rate contracts	$231	$(39)	Total interest income	$ ―	$4
			Total interest expense	(19)	(16)
				$(19)	$(12)

				Pre-tax Gain
				(Loss) Recognized
			Location of Amounts	in Income
			Recognized in Income	2013	2012

				(Dollars in millions)
Fair value hedges:
Interest rate contracts			Total interest income	$(5)	$(5)
Interest rate contracts			Total interest expense	29	106
Total				$24	$101

Not designated as hedges:
Client-related and other risk management:
Interest rate contracts			Other noninterest income	$8	$11
Foreign exchange contracts			Other noninterest income	5	2
Mortgage banking:
Interest rate contracts			Mortgage banking income	125	(18)
MSRs:
Interest rate contracts			Mortgage banking income	(87)	152
Total				$51	$147

The Effect of Derivative Instruments on the Consolidated Statements of Income
Six Months Ended June 30, 2013 and 2012

	Effective Portion
	Pre-tax Gain			Pre-tax Gain (Loss)
	(Loss) Recognized		Location of Amounts	Reclassified from
	in AOCI		Reclassified from AOCI	AOCI into Income
	2013	2012	into Income	2013	2012

	(Dollars in millions)
Cash Flow Hedges:
Interest rate contracts	$220	$(52)	Total interest income	$ ―	$8
			Total interest expense	(40)	(34)
				$(40)	$(26)

			Effective Portion
				Pre-tax Gain
			Location of Amounts	(Loss) Recognized
			Recognized	in Income
			in Income	2013	2012

	(Dollars in millions)
Fair Value Hedges:
Interest rate contracts			Total interest income	$(10)	$(10)
Interest rate contracts			Total interest expense	59	181
Total				$49	$171

Not Designated as Hedges:
Client-related and other risk management:
Interest rate contracts			Other noninterest income	$14	$17
Foreign exchange contracts			Other noninterest income	8	4
Mortgage Banking:
Interest rate contracts			Mortgage banking income	98	39
MSRs:
Interest rate contracts			Mortgage banking income	(133)	99
Total				$(13)	$159

The following table provides a summary of BB&T's derivative strategies and the related accounting treatment:

	Cash Flow Hedges	Fair Value Hedges	Derivatives Not Designated as Hedges

Risk exposure	Variability in cash flows of interest payments on floating rate business loans, overnight funding, FHLB advances, medium-term bank notes and long-term debt.	Losses in value on fixed rate long-term debt, CDs, FHLB advances, loans and state and political subdivision securities due to changes in interest rates.	Risk associated with an asset or liability, including mortgage banking operations and MSRs, or for client needs. Includes exposure to changes in market rates and conditions subsequent to the interest rate lock and funding date for mortgage loans originated for sale.

Risk management objective	Hedge the variability in the interest payments and receipts on future cash flows for forecasted transactions related to the first unhedged payments and receipts of variable interest.	Convert the fixed rate paid or received to a floating rate, primarily through the use of swaps.	For interest rate lock commitment derivatives and LHFS, use mortgage-based derivatives such as forward commitments and options to mitigate market risk. For MSRs, mitigate the income statement effect of changes in the fair value of the MSRs.

Treatment for portion that is highly effective	Recognized in OCI until the related cash flows from the hedged item are recognized in earnings.	Recognized in current period income along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged.	Entire change in fair value recognized in current period income.

Treatment for portion that is ineffective	Recognized in current period income.	Recognized in current period income.	Not applicable

Treatment if hedge ceases to be highly effective or is terminated	Hedge is dedesignated. Effective changes in value that are recorded in OCI before dedesignation are amortized to yield over the period the forecasted hedged transactions impact earnings.	If hedged item remains outstanding, termination proceeds are included in cash flows from financing activities and effective changes in value are reflected as part of the carrying value of the financial instrument and amortized to earnings over its estimated remaining life.	Not applicable

Treatment if transaction is no longer probable of occurring during forecast period or within a short period thereafter	Hedge accounting is ceased and any gain or loss in OCI is reported in earnings immediately.	Not applicable	Not applicable

	June 30,	December 31,
	2013	2012

	(Dollars in millions)
Cash flow hedges:
Net amount of unrecognized after-tax losses, including both active and terminated
hedges, on derivatives classified as cash flow hedges recorded in OCI	$11	$173
Estimated after-tax gain (loss) to be reclassified from OCI into earnings during the
next 12 months, including active hedges and hedges that were terminated early for which the forecasted transactions are still probable	(46)	(37)

	Six Months Ended June 30,
	2013	2012

	(Dollars in millions)
Cash flow hedges:
Pre-tax deferred gain from terminated cash flow hedges recorded in OCI	$198	$ ―

Fair value hedges:
Pre-tax deferred gain from terminated fair value hedges related to long-term debt	―	90
Pre-tax reduction of interest expense recognized from previously
unwound fair value debt hedges	44	164

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

	June 30,	December 31,
	2013	2012

	(Dollars in millions)
Cash collateral received from dealer counterparties	$69	$44
Derivatives in a net gain position secured by that collateral	73	42

Cash collateral posted to dealer counterparties	525	603
Derivatives in a net loss position secured by that collateral	525	610
Additional collateral that would have been posted had BB&T's credit ratings
dropped below investment grade	2	10

Cash collateral, including initial margin, posted to central clearing parties	26	111
Derivatives in a net loss position secured by that collateral	26	7
Securities pledged as initial margin to central clearing parties	43	―

Unsecured positions in a net gain with dealer counterparties after collateral postings	4	―
Significant unsecured positions in a gain with central clearing parties	228	―

NOTE 15. Computation of EPS

BB&T’s basic and diluted EPS calculations are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

	(Dollars in millions, except per share data, shares in thousands)
Net income available to common shareholders	$547	$510	$757	$941

Weighted average number of common shares	702,082	698,579	701,245	698,132
Effect of dilutive outstanding equity-based awards	10,779	9,875	10,753	9,858
Weighted average number of diluted common shares	712,861	708,454	711,998	707,990

Basic EPS	$0.78	$0.73	$1.08	$1.35

Diluted EPS	$0.77	$0.72	$1.06	$1.33

Anti-dilutive awards	30,123	33,657	32,144	33,818

NOTE 16. Operating Segments

The following tables disclose selected financial information with respect to BB&T's reportable business segments for the periods indicated:

BB&T Corporation
Reportable Segments
Three Months Ended June 30, 2013 and 2012

	Community		Residential		Dealer		Specialized
	Banking		Mortgage Banking		Financial Services		Lending
	2013	2012	2013	2012	2013	2012	2013	2012

	(Dollars in millions)
Net interest income (expense)	$532	$516	$294	$286	$210	$210	$178	$174
Net intersegment interest income (expense)	277	326	(185)	(192)	(38)	(50)	(31)	(37)
Segment net interest income	809	842	109	94	172	160	147	137
Allocated provision for loan and lease losses	110	189	29	38	42	27	27	23
Noninterest income	300	279	151	162	1	2	56	52
Intersegment net referral fees (expense)	45	45	―	―	―	―	―	―
Noninterest expense	448	446	88	92	28	24	65	58
Amortization of intangibles	9	10	―	―	―	―	2	2
Allocated corporate expenses	258	255	17	13	8	10	16	19
Income (loss) before income taxes	329	266	126	113	95	101	93	87
Provision (benefit) for income taxes	120	97	48	43	36	38	25	20
Segment net income (loss)	$209	$169	$78	$70	$59	$63	$68	$67

Identifiable segment assets (period end)	$62,998	$60,961	$28,345	$27,318	$11,188	$10,303	$18,892	$18,140

					Other, Treasury		Total BB&T
	Insurance Services		Financial Services		and Corporate (1)		Corporation
	2013	2012	2013	2012	2013	2012	2013	2012

	(Dollars in millions)
Net interest income (expense)	$1	$ ―	$40	$33	$160	$243	$1,415	$1,462
Net intersegment interest income (expense)	2	1	74	82	(99)	(130)	―	―
Segment net interest income	3	1	114	115	61	113	1,415	1,462
Allocated provision for loan and lease losses	―	―	14	(8)	(54)	4	168	273
Noninterest income	427	393	183	170	(72)	(92)	1,046	966
Intersegment net referral fees (expense)	―	―	11	6	(56)	(51)	―	―
Noninterest expense	292	260	155	172	393	345	1,469	1,397
Amortization of intangibles	16	17	―	1	―	(1)	27	29
Allocated corporate expenses	22	20	26	23	(347)	(340)	―	―
Income (loss) before income taxes	100	97	113	103	(59)	(38)	797	729
Provision (benefit) for income taxes	34	31	42	38	(84)	(76)	221	191
Segment net income (loss)	$66	$66	$71	$65	$25	$38	$576	$538

Identifiable segment assets (period end)	$3,164	$3,299	$10,425	$8,312	$47,723	$50,196	$182,735	$178,529

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

BB&T Corporation
Reportable Segments
Six Months Ended June 30, 2013 and 2012

	Community		Residential		Dealer		Specialized
	Banking		Mortgage Banking		Financial Services		Lending
	2013	2012	2013	2012	2013	2012	2013	2012

	(Dollars in millions)
Net interest income (expense)	$1,056	$1,022	$593	$564	$415	$420	$352	$341
Net intersegment interest income (expense)	567	666	(376)	(381)	(80)	(104)	(62)	(75)
Segment net interest income	1,623	1,688	217	183	335	316	290	266
Allocated provision for loan and lease losses	192	443	46	16	109	54	78	49
Noninterest income	578	547	312	357	3	4	110	105
Intersegment net referral fees (expense)	94	85	―	(1)	―	―	―	―
Noninterest expense	877	932	158	177	54	50	128	123
Amortization of intangibles	19	19	―	―	―	―	3	3
Allocated corporate expenses	516	512	33	27	15	19	32	38
Income (loss) before income taxes	691	414	292	319	160	197	159	158
Provision (benefit) for income taxes	253	149	111	121	61	75	38	34
Segment net income (loss)	$438	$265	$181	$198	$99	$122	$121	$124

Identifiable segment assets (period end)	$62,998	$60,961	$28,345	$27,318	$11,188	$10,303	$18,892	$18,140

					Other, Treasury		Total BB&T
	Insurance Services		Financial Services		and Corporate (1)		Corporation
	2013	2012	2013	2012	2013	2012	2013	2012

	(Dollars in millions)
Net interest income (expense)	$2	$1	$74	$63	$345	$487	$2,837	$2,898
Net intersegment interest income (expense)	3	2	154	164	(206)	(272)	―	―
Segment net interest income	5	3	228	227	139	215	2,837	2,898
Allocated provision for loan and lease losses	―	―	23	8	(8)	(9)	440	561
Noninterest income	793	663	359	348	(108)	(187)	2,047	1,837
Intersegment net referral fees (expense)	―	―	19	12	(113)	(96)	―	―
Noninterest expense	580	472	307	326	752	680	2,856	2,760
Amortization of intangibles	31	27	1	2	―	―	54	51
Allocated corporate expenses	45	39	50	45	(691)	(680)	―	―
Income (loss) before income taxes	142	128	225	206	(135)	(59)	1,534	1,363
Provision (benefit) for income taxes	46	39	84	77	109	(115)	702	380
Segment net income (loss)	$96	$89	$141	$129	$(244)	$56	$832	$983

Identifiable segment assets (period end)	$3,164	$3,299	$10,425	$8,312	$47,723	$50,196	$182,735	$178,529

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.
46

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

Basel III

On July 2, 2013, the FRB approved final rules that established a new comprehensive capital framework for U.S. banking organizations. These rules established a more conservative definition of capital, including the elimination of trust-preferred securities for certain institutions. The rules also revised the calculation of risk-weighted assets and the minimum capital thresholds. Based on June 30, 2013 financial information, BB&T would be considered a Standardized Approach banking organization and must comply with the new requirements beginning on January 1, 2015. Institutions with greater than $250 billion in assets would be considered an Advanced Approach banking organization, which requires a more conservative calculation of risk-weighted assets, with a compliance date of January 1, 2014. Among other requirements, the minimum required common equity Tier 1 ratio, including the capital conservation buffer, will gradually increase from 4.5% on January 1, 2015 to 7.0% on January 1, 2019.

For BB&T, the final rules eased the requirements for determining risk-weighted assets when compared to the previously proposed requirements. Specifically, more conservative risk-weighting of certain residential mortgage loans and the requirement to recognize in capital the value of unrecognized gains and losses in AFS securities were not retained. Additionally, the new rules require that in order to receive Tier 2 capital treatment, subordinated debt must be subordinated to depositors and general creditors of the banking organization. This could reduce BB&T’s total risk based capital ratio if it is determined that BB&T’s existing subordinated debt no longer qualifies as Tier 2 capital as of the rule’s January 1, 2015 effective date.

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

Executive Summary

Consolidated net income available to common shareholders for the second quarter of 2013 was $547 million, up 7.3%, compared to $510 million earned during the same period in 2012. On a diluted per common share basis, earnings for the second quarter of 2013 were $0.77, up 6.9% compared to $0.72 for the same period in 2012. BB&T’s results of operations for the second quarter of 2013 produced an annualized return on average assets of 1.27% and an annualized return on average common shareholders’ equity of 11.39% compared to prior year ratios of 1.22% and 11.21%, respectively.

On April 23, 2013, BB&T’s shareholders approved a plan that modified the record date and payment date of preferred stock dividends to align with the record and payment date practices associated with common stock dividends. This action was undertaken in order to achieve administrative and Board-level efficiencies and reduce the costs associated with multiple record dates and multiple payment dates. The implementation of this plan resulted in the declaration of dividends on all classes of preferred stock totaling $13 million, which represented dividend payments for the period from May 1 to May 31, 2013. Based on the number of shares of preferred stock outstanding at June 30, 2013, future quarterly preferred stock dividends are expected to total approximately $37 million if declared by the Board of Directors.

Total revenues were $2.5 billion for the second quarter of 2013, an increase of $32 million compared to the second quarter of 2012. The increase in total revenues included an $80 million increase in noninterest income and a $48 million decrease in taxable-equivalent net interest income. The decrease in taxable-equivalent net interest income reflects an $87 million decrease in interest income, primarily driven by lower yields on new loans, which is reflective of the low interest rate environment, and covered loan run-off, partially offset by a $39 million decrease in funding costs compared to the same quarter of the prior year. Net interest margin was 3.70%, down 25 basis points compared to the second quarter of 2012.

The increase in noninterest income includes a $33 million increase in insurance income, a $25 million increase in net securities gains, and a $17 million increase in other income, partially offset by a $14 million decrease in mortgage banking income. The increase in insurance income was primarily attributable to firming market conditions for insurance premiums. Net securities gains for the second quarter of 2013 totaled $23 million compared to a net securities loss of $2 million in the second quarter of the prior year. The increase in other income was primarily due to $20 million in higher income related to assets for certain post-employment benefits, which was offset in personnel costs. The $14 million decrease in mortgage banking income was the result of a decrease in gains on residential mortgage loan production and sales, as record volume was more than offset by tighter margins, and a decrease in the net mortgage servicing rights valuation.

The provision for credit losses, excluding covered loans, declined $80 million, or 30.9%, compared to the second quarter of 2012, as improving credit quality resulted in lower provision expense. Net charge-offs, excluding covered loans, for the second quarter of 2013 were $110 million lower than the second quarter of 2012, a decline of 33.8%. The reserve release was $36 million for the second quarter of 2013 compared to $66 million in the earlier quarter.

Noninterest expense was $1.5 billion for the second quarter of 2013, an increase of $70 million, or 4.9%, compared to the second quarter of 2012. This increase was primarily attributable to a $69 million increase in personnel expense, a $25 million increase in merger-related and restructuring charges, and a $20 million increase in other expense, which were partially offset by decreased foreclosed property expense. The increase in personnel expense was driven by the BankAtlantic acquisition in the third quarter of 2012, an increase in other post-employment benefits, which is offset in other income, and higher production-based incentives and commissions. The increase in merger-related and restructuring charges primarily related to optimization activities related to Community Banking that began during the second quarter, and the increase in other expense was attributable to project-related expenses, higher operating charge-offs, and other various expenses. Foreclosed property expense decreased $60 million, which was the result of lower write-downs, losses and carrying costs associated with foreclosed property.

The provision for income taxes was $221 million for the second quarter of 2013, compared to $191 million for the second quarter of 2012. The effective tax rate for the second quarter of 2013 was 27.7%, compared to 26.2% for the prior year’s second quarter. This increase in the effective tax rate was the result of a $12 million income tax benefit recorded in the second quarter of 2012 related to the termination of a leveraged lease.

Nonperforming assets, excluding covered foreclosed real estate, decreased $137 million compared to March 31, 2013, and $260 million compared to December 31, 2012. The decrease in nonperforming assets over the six months ended June 30, 2013 reflects a $231 million reduction in nonperforming loans and leases and a $29 million decline in foreclosed property. At June 30, 2013, nonperforming loans and leases represented 0.99% of total loans and leases, excluding covered assets, which is its lowest level since the first quarter of 2008.

Average loans held for investment for the second quarter of 2013 totaled $114.3 billion, up $1.1 billion, or 3.8%, compared to the first quarter of 2013. The growth in average loans held for investment was driven by strong growth in the sales finance and other lending subsidiary portfolios, along with steady growth in the commercial and industrial and direct retail lending portfolios.

Average deposits for the second quarter of 2013 decreased $454 million, or 1.4%, compared to the prior quarter. While total average deposits declined during the quarter, the mix of the portfolio has continued to improve as average noninterest-bearing deposits grew $1.1 billion while average certificates and other time deposits decreased $900 million during the quarter. The cost of interest-bearing deposits was 0.32% for the second quarter of 2013, a decrease of 12 basis points compared to the same period of 2012.

Total shareholders’ equity increased $773 million compared to December 31, 2012, which reflects net proceeds of $487 million from the issuance of Tier 1 qualifying non-cumulative perpetual preferred stock in the second quarter, and net income of $832 million offset by common and preferred dividends totaling $322 million and $43 million, respectively. These increases were partially offset by a $225 million change in AOCI, which primarily reflects a decrease in unrealized net gains on available for sale securities totaling $415 million, and a $162 million decrease in unrealized net losses on cash flow hedges, both of which relate to the increase in certain interest rates during the six months ended June 30, 2013.

The Tier 1 common ratio, Tier 1 risk-based capital and total risk-based capital ratios were 9.3%, 11.1% and 13.9% at June 30, 2013, respectively. BB&T’s risk-based capital ratios remain well above regulatory standards for well-capitalized banks. As of June 30, 2013, measures of tangible capital were not required by the regulators and, therefore, were considered non-GAAP measures. Refer to the section titled “Capital Adequacy and Resources” herein for a discussion of how BB&T calculates and uses these measures in the evaluation of the Company and adjustments made to certain regulatory capital ratios previously presented.

Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2012, for additional information with respect to BB&T’s recent accomplishments and significant challenges.

Analysis Of Results Of Operations

The following table sets forth selected financial ratios for the last five calendar quarters.

Table 1
Annualized Profitability Measures

	Three Months Ended
			Adjusted (1)
	6/30/13	3/31/13	3/31/13	12/31/12	9/30/12	6/30/12
Rate of return on:
Average assets	1.27%	0.57%	1.20%	1.20%	1.10%	1.22%
Average common shareholders’ equity	11.39	4.44	10.34	10.51	9.94	11.21
NIM (FTE)	3.70	3.76	N/A	3.84	3.94	3.95

(1)	Calculated excluding the impact of the $281 million adjustment to income taxes recorded in the first quarter of 2013. For additional information, see Non-GAAP Information on page 80.

Consolidated net income available to common shareholders totaled $547 million, which generated diluted earnings per common share of $0.77 in the second quarter of 2013. Net income available to common shareholders for the same period of 2012 totaled $510 million, which generated diluted earnings per common share of $0.72. The increase in earnings was driven by lower funding and credit-related costs, as well as an increase in noninterest income. BB&T’s results of operations for the second quarter produced an annualized return on average assets of 1.27% and an annualized return on average common shareholders’ equity of 11.39%, compared to prior year returns of 1.22% and 11.21%, respectively.

Consolidated net income available to common shareholders for the first six months of 2013 totaled $757 million, compared to $941 million earned during the corresponding period of the prior year. Financial results for the first six months of 2013 were negatively impacted by a $281 million adjustment to the provision for income taxes. This occurred following a February 11, 2013 opinion by the U.S. Tax Court with respect to a case between the Bank of New York Mellon and the IRS involving a transaction with a structure similar to a financing transaction entered into by BB&T in 2002. BB&T is currently in litigation with the IRS and no decision has been rendered by the court.

On a diluted per common share basis, earnings for the first six months of 2013 were $1.06 ($1.46 excluding the tax adjustment) compared to $1.33 earned during the first six months of 2012. BB&T’s results of operations for the first six months of 2013 produced an annualized return on average assets of 0.92% (1.23% adjusted) and an annualized return on average common shareholders’ equity of 7.95% (10.79% adjusted), compared to prior year returns of 1.13% and 10.49%, respectively. See Non-GAAP Information on page 80.

Net Interest Income and Net Interest Margin

Second Quarter 2013 compared to Second Quarter 2012

Net interest income on a FTE basis was $1.5 billion for the second quarter of 2013, a decrease of 3.2% compared to the same period in 2012. The decrease in net interest income was driven by an $87 million decrease in interest income, partially offset by a $39 million decrease in funding costs compared to the same quarter of the prior year. For the quarter ended June 30, 2013, average earning assets increased $4.8 billion, or 3.2%, compared to the same period of 2012, while average interest-bearing liabilities decreased $3.8 billion, or 3.1%. The NIM was 3.70% for the second quarter of 2013, compared to 3.95% for the same period of 2012. The 25 basis point decline in the NIM was primarily due to the runoff of covered assets and lower yields on new loans, partially offset by lower funding costs.

The annualized FTE yield on the average securities portfolio for the second quarter of 2013 was 2.49%, which was 13 basis points lower than the annualized yield earned during the second quarter of 2012, driven by a decline in the benefit of higher-yielding covered securities.

The annualized FTE yield for the total loan portfolio for the second quarter of 2013 was 4.90%, compared to 5.45% in the second quarter of 2012. The decrease in the FTE yield on the total loan portfolio was primarily due to runoff of covered loans and lower yields on new loans due to the continued low interest rate environment.

The average rate for interest-bearing deposits for the second quarter of 2013 was 0.32%, compared to 0.44% for the same period in the prior year, reflecting management’s ability to lower rates on nearly all categories of interest-bearing deposit products.

For the second quarter of 2013, the average annualized FTE rate paid on short-term borrowings was 0.18% compared to 0.31% during the second quarter of 2012. The average annualized rate paid on long-term debt for the second quarter of 2013 was 3.23%, compared to 2.79% for the same period in 2012. The increase in the average rate paid on long-term debt reflects the impact of $29 million in accelerated amortization and issuance costs in the second quarter of 2012 resulting from the announced redemption of the Company’s trust preferred securities.

Management expects NIM to decrease by five to ten basis points in the third quarter of 2013 as a result of lower rates on new earning assets, the runoff of covered loans and tighter retail credit spreads, partially offset by lower deposit costs and anticipated favorable funding and asset mix change.

Six Months of 2013 compared to Six Months of 2012

Net interest income on a FTE basis was $2.9 billion for the six months ended June 30, 2013, a decrease of 2.1% compared to the same period in 2012. The decrease in net interest income reflects a $170 million decrease in interest income, which was partially offset by a $108 million decline in funding costs. For the six months ended June 30, 2013, average earning assets increased $5.5 billion, or 3.6%, compared to the same period of 2012, while average interest-bearing liabilities decreased $3.3 billion, or 2.7%. The net interest margin was 3.73% for the six months ended June 30, 2013, compared to 3.94% for the same period of 2012. The 21 basis point decrease in the net interest margin was due to lower yields on new loans and runoff of covered assets, partially offset by lower funding costs.

The annualized FTE yield on the average securities portfolio for the six months ended June 30, 2013 was 2.48%, which represents a decrease of 18 basis points compared to the annualized yield earned during the same period of 2012, which primarily reflects a change in the mix of the securities portfolio driven by continued runoff of higher yielding securities.

The annualized FTE yield for the total loan portfolio for the six months ended June 30, 2013 was 4.97% compared to 5.50% in the corresponding period of 2012. The decrease in the FTE yield on the total loan portfolio was primarily due to lower yields on new loans due to the low interest-rate environment and the runoff of covered loans.

The average cost of interest-bearing deposits for the six months ended June 30, 2013 was 0.34% compared to 0.47% for the same period in the prior year, reflecting management’s ability to lower rates on nearly all categories of interest-bearing deposit products.

For the six months ended June 30, 2013, the average annualized FTE rate paid on short-term borrowings was 0.18%, a nine basis point decline from the rate paid for the same period of 2012. The average annualized rate paid on long-term debt for the six months of 2013 was 3.23% compared to 3.10% for the same period in 2012. The increase in the average rate paid on long-term debt is due to the prior period positive impact of accelerated amortization from certain derivatives that were unwound in a gain position.

The following tables set forth the major components of net interest income and the related annualized yields and rates for the three and six months ended June 30, 2013 compared to the same periods in 2012, as well as the variances between the periods caused by changes in interest rates versus changes in volumes. Changes attributable to the mix of assets and liabilities have been allocated proportionally between the changes due to rate and the changes due to volume.

Table 2-1
FTE Net Interest Income and Rate / Volume Analysis (1)
Three Months Ended June 30, 2013 and 2012

	Average Balances (6)		Annualized Yield/Rate		Income/Expense		Increase	Change due to
	2013	2012	2013	2012	2013	2012	(Decrease)	Rate	Volume

	(Dollars in millions)
Assets
Total securities, at amortized cost (2)
GSE securities	$5,232	$1,054	1.89%	1.45%	$25	$4	$21	$1	$20
RMBS issued by GSE	27,803	32,176	1.97	1.98	138	160	(22)	(1)	(21)
States and political subdivisions	1,836	1,857	5.81	5.85	26	27	(1)	―	(1)
Non-agency RMBS	289	338	5.57	5.76	4	5	(1)	―	(1)
Other securities	466	498	1.51	1.70	1	2	(1)	(1)	―
Covered securities	1,093	1,191	12.48	15.62	34	46	(12)	(8)	(4)
Total securities	36,719	37,114	2.49	2.62	228	244	(16)	(9)	(7)
Other earning assets (3)	2,626	3,511	1.40	0.69	9	6	3	5	(2)
Loans and leases, net of unearned income (4)(5)
Commercial:
Commercial and industrial	38,359	36,293	3.67	4.06	351	366	(15)	(35)	20
CRE - other	11,411	10,578	3.71	3.79	106	100	6	(2)	8
CRE - residential ADC	1,121	1,744	4.30	3.67	12	16	(4)	2	(6)
Direct retail lending	15,936	15,071	4.67	4.90	186	184	2	(9)	11
Sales finance	8,520	7,690	3.25	4.03	69	77	(8)	(16)	8
Revolving credit	2,268	2,178	8.48	8.35	48	45	3	1	2
Residential mortgage	23,391	22,114	4.21	4.47	246	247	(1)	(15)	14
Other lending subsidiaries	10,407	9,370	10.54	11.17	274	260	14	(15)	29
Total loans and leases held for investment (excluding covered loans)	111,413	105,038	4.64	4.95	1,292	1,295	(3)	(89)	86
Covered	2,858	4,211	16.95	19.01	121	200	(79)	(20)	(59)
Total loans and leases held for investment	114,271	109,249	4.95	5.50	1,413	1,495	(82)	(109)	27
LHFS	3,581	2,511	3.42	3.51	30	22	8	(1)	9
Total loans and leases	117,852	111,760	4.90	5.45	1,443	1,517	(74)	(110)	36
Total earning assets	157,197	152,385	4.28	4.65	1,680	1,767	(87)	(114)	27
Nonearning assets	24,637	24,485
Total assets	$181,834	$176,870

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$19,276	$19,911	0.08	0.12	3	6	(3)	(3)	―
Money market and savings	48,140	46,557	0.13	0.19	15	22	(7)	(8)	1
Certificates and other time deposits	28,034	31,205	0.84	1.02	60	79	(19)	(11)	(8)
Foreign deposits - interest-bearing	947	32	0.09	0.06	―	―	―	―	―
Total interest-bearing deposits	96,397	97,705	0.32	0.44	78	107	(29)	(22)	(7)
Short-term borrowings	5,118	3,362	0.18	0.31	2	3	(1)	(2)	1
Long-term debt	18,287	22,544	3.23	2.79	148	157	(9)	23	(32)
Total interest-bearing liabilities	119,802	123,611	0.76	0.87	228	267	(39)	(1)	(38)
Noninterest-bearing deposits	33,586	27,643
Other liabilities	6,657	6,879
Shareholders’ equity	21,789	18,737
Total liabilities and shareholders’ equity	$181,834	$176,870
Average interest rate spread			3.52%	3.78%
NIM/net interest income			3.70%	3.95%	$1,452	$1,500	$(48)	$(113)	$65
Taxable-equivalent adjustment					$37	$38

(1)	Yields are stated on a FTE basis assuming tax rates in effect for the periods presented.
(2)	Total securities include AFS securities and HTM securities.
(3)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, trading securities, FHLB stock and other earning assets.
(4)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(5)	Nonaccrual loans have been included in the average balances.
(6)	Excludes basis adjustments for fair value hedges.

Table 2-2
FTE Net Interest Income and Rate / Volume Analysis (1)
Six Months Ended June 30, 2013 and 2012

	Average Balances (6)		Annualized Yield/Rate		Income/Expense		Increase	Change due to
	2013	2012	2013	2012	2013	2012	(Decrease)	Rate	Volume

	(Dollars in millions)
Assets
Total securities, at amortized cost (2)
GSE securities	$4,879	$938	1.88%	1.49%	$46	$7	$39	$2	$37
RMBS issued by GSE	28,169	31,957	1.95	2.09	275	334	(59)	(21)	(38)
States and political subdivisions	1,837	1,858	5.80	5.85	53	54	(1)	―	(1)
Non-agency RMBS	294	374	5.57	5.88	8	11	(3)	(1)	(2)
Other securities	472	515	1.46	1.67	3	4	(1)	(1)	―
Covered securities	1,109	1,208	12.84	13.29	71	80	(9)	(3)	(6)
Total securities	36,760	36,850	2.48	2.66	456	490	(34)	(24)	(10)
Other earning assets (3)	2,731	3,507	1.53	0.73	21	13	8	11	(3)
Loans and leases, net of unearned income (4)(5)
Commercial:
Commercial and industrial	38,139	36,157	3.72	4.05	704	728	(24)	(63)	39
CRE - other	11,417	10,628	3.76	3.80	213	201	12	(2)	14
CRE - residential ADC	1,179	1,867	4.22	3.62	25	34	(9)	5	(14)
Direct retail lending	15,847	14,892	4.70	4.94	370	366	4	(18)	22
Sales finance	8,181	7,603	3.38	4.15	137	157	(20)	(31)	11
Revolving credit	2,273	2,176	8.49	8.43	96	91	5	1	4
Residential mortgage	23,504	21,585	4.23	4.51	497	486	11	(31)	42
Other lending subsidiaries	10,198	9,019	10.68	11.34	541	509	32	(31)	63
Total loans and leases held for investment (excluding covered loans)	110,738	103,927	4.69	4.97	2,583	2,572	11	(170)	181
Covered	2,995	4,442	17.23	19.18	256	424	(168)	(40)	(128)
Total loans and leases held for investment	113,733	108,369	5.02	5.55	2,839	2,996	(157)	(210)	53
LHFS	3,686	2,713	3.35	3.57	61	48	13	(3)	16
Total loans and leases	117,419	111,082	4.97	5.50	2,900	3,044	(144)	(213)	69
Total earning assets	156,910	151,439	4.33	4.70	3,377	3,547	(170)	(226)	56
Nonearning assets	24,687	23,981
Total assets	$181,597	$175,420

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$19,720	$19,812	0.09	0.13	8	12	(4)	(4)	―
Money market and savings	48,285	46,112	0.14	0.19	33	44	(11)	(13)	2
Certificates and other time deposits	28,481	32,073	0.87	1.08	123	172	(49)	(31)	(18)
Foreign deposits - interest-bearing	668	72	0.10	0.04	―	―	―	―	―
Total interest-bearing deposits	97,154	98,069	0.34	0.47	164	228	(64)	(48)	(16)
Short-term borrowings	4,670	3,407	0.18	0.27	4	4	―	(1)	1
Long-term debt	18,488	22,132	3.23	3.10	298	342	(44)	14	(58)
Total interest-bearing liabilities	120,312	123,608	0.78	0.93	466	574	(108)	(35)	(73)
Noninterest-bearing deposits	33,055	26,908
Other liabilities	6,677	6,621
Shareholders’ equity	21,553	18,283
Total liabilities and shareholders’ equity	$181,597	$175,420
Average interest rate spread			3.55%	3.77%
NIM/net interest income			3.73%	3.94%	$2,911	$2,973	$(62)	$(191)	$129
Taxable-equivalent adjustment					$74	$75

(1)	Yields are stated on a FTE basis assuming tax rates in effect for the periods presented.
(2)	Total securities include AFS securities and HTM securities.
(3)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, trading securities, FHLB stock and other earning assets.
(4)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(5)	Nonaccrual loans have been included in the average balances.
(6)	Excludes basis adjustments for fair value hedges.

Revenue, Net of Provision Impact from Covered Assets

The following tables provide information related to covered loans and securities and the FDIC loss sharing asset as a result of the Colonial acquisition. The tables exclude amounts related to other assets acquired and liabilities assumed in the acquisition.

Table 3
FDIC Loss Share Receivable

	June 30, 2013		December 31, 2012
Attributable to:	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in millions)
Covered loans	$960	$618	$1,107	$751
Covered securities	(573)	(524)	(553)	(502)
Aggregate loss calculation	(88)	(113)	(75)	(100)
FDIC loss share receivable	$299	$(19)	$479	$149

Table 4
Revenue, Net of Provision, Impact from Covered Assets

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

	(Dollars in millions)
Interest income-covered loans	$121	$200	$256	$424
Interest income-covered securities	34	46	71	80
Total interest income	155	246	327	504
Provision for covered loans	11	(14)	(14)	(17)
OTTI for covered securities	―	―	―	(4)
FDIC loss share income, net	(85)	(74)	(144)	(131)
Adjusted net revenue	$81	$158	$169	$352

FDIC loss share income, net
Offset to provision for covered loans	$(9)	$11	$11	$14
Accretion due to credit loss improvement	(66)	(67)	(133)	(124)
Offset to OTTI for covered securities	―	―	―	3
Accretion for securities	(10)	(18)	(22)	(24)
Total	$(85)	$(74)	$(144)	$(131)

Second Quarter 2013 compared to Second Quarter 2012

Interest income on covered loans and securities for the second quarter of 2013 decreased $91 million compared to the second quarter of 2012, primarily due to decreased interest income on covered loans of $79 million, reflecting lower average covered loan balances and a lower yield. The yield on covered loans for the second quarter of 2013 was 16.95% compared to 19.01% in 2012. The decline in yield is primarily the result of changes in the remaining loan mix. Interest income on covered securities in the current quarter was $12 million lower than the second quarter of 2012 primarily due to duration adjustments in each quarter.

The provision for covered loans was a net recovery totaling $11 million in the second quarter of 2013, an improvement of $25 million compared to the same quarter of the prior year. The improvement in the provision for covered loans was primarily the result of improvements in the cash flows from certain residential mortgage loan pools based on the quarterly reassessment process.

FDIC loss share income, net was a negative $85 million for the second quarter of 2013, $11 million worse than the second quarter of 2012, which reflects the offset to the provision for covered loans, partially offset by lower accretion due to duration adjustments on covered securities.

Six Months of 2013 compared to Six Months of 2012

Interest income for the six months ended June 30, 2013 on covered loans and securities decreased $177 million compared to the six months ended June 30, 2012. The decrease was primarily due to lower average loan balances and a lower yield. The yield on covered loans for the six months ended June 30, 2013 was 17.23%, compared to 19.18% in the corresponding period of 2012. At June 30, 2013, the accretable yield balance on these loans was $663 million. Accretable yield represents the excess of future cash flows above the current net carrying amount of loans and will be recognized into income over the remaining life of the covered and acquired loans.

The provision for covered loans was $14 million for the six months ended June 30, 2013, compared to $17 million for the same period of the prior year.

FDIC loss share income, net was a negative $144 million for the six months ended June 30, 2013, compared to a negative $131 million for the corresponding period of the prior year.

Provision for Credit Losses

Second Quarter 2013 compared to Second Quarter 2012

The provision for credit losses totaled $168 million (including an $11 million net recovery on covered loans) for the second quarter of 2013, compared to $273 million (including $14 million for covered loans) for the second quarter of 2012. The decrease in the overall provision for credit losses was driven by decreases related to the commercial and industrial and direct retail lending portfolios. The improvement in the commercial and industrial portfolio reflects improving loss frequency factors and credit metrics, along with an improved loss outlook related to certain segments of the portfolio. The decrease in the provision for credit losses related to the direct retail lending portfolio was driven by an overall improvement in credit quality trends, loss frequency and loss severity.

Net charge-offs, excluding covered loans, were $110 million lower than the second quarter of 2012. This decrease in net charge-offs was broad-based in nature, with notable declines in net charge-offs related to the CRE – residential ADC, commercial and industrial and CRE – other portfolios. Net charge-offs were 0.74% of average loans and leases on an annualized basis (0.75% excluding covered loans) for the second quarter of 2013, compared to 1.21% of average loans and leases (1.22% excluding covered loans) for the same period in 2012. Management expects net charge-offs to trend modestly lower in coming quarters.

Six Months of 2013 compared to Six Months of 2012

The provision for credit losses totaled $440 million (including $14 million for covered loans) for the six months ended June 30, 2013, compared to $561 million (including $17 million for covered loans) for the same period of 2012. The improvement in the provision for credit losses was driven by decreases in the provision related to direct retail lending and commercial and industrial portfolios totaling $162 million and $107 million, respectively. The decrease in the direct retail lending provision for credit losses reflects improvements in loss frequency and estimated losses related to TDRs, as well as an overall improvement in credit metrics and economic factors considered in the allowance estimation process. The decrease in the provision for credit losses related to the commercial and industrial portfolio primarily reflects improvement in credit metrics and economic factors. The improvements in the provision for credit losses described above were partially offset by increases in certain other loan portfolios, which primarily reflect a normalization of loss factor estimates.

Net charge-offs, excluding covered loans, for the six months ended June 30, 2013 were $172 million lower than the comparable period of the prior year. The decrease in net charge-offs was broad based, with significant reductions reflected in the CRE – other, CRE – residential ADC and direct retail lending portfolios totaling $63 million, $67 million and $29 million, respectively. Net charge-offs for the other lending subsidiaries portfolio increased modestly when compared to the prior comparable period. Net charge-offs were 0.87% of average loans and leases on an annualized basis (or 0.86% excluding covered loans) for the six months ended June 30, 2013 compared to 1.25% of average loans and leases (or 1.25% excluding covered loans) for the same period in 2012.

Noninterest Income

Second Quarter 2013 compared to Second Quarter 2012

Noninterest income was $1.0 billion for the second quarter of 2013, an increase of $80 million, or 8.3%, compared to the second quarter of 2012. The increase in noninterest income was driven by increases in insurance income, net securities gains (losses), other income and investment banking and brokerage fees and commissions. These increases were partially offset by a decrease in mortgage banking income compared to the same period of the prior year.

Insurance income was $33 million higher, primarily due to firming market conditions for insurance premiums and an experience-based refund of reinsurance premiums totaling $13 million. Net securities gains for the second quarter of 2013 totaled $23 million, compared to a net securities loss of $2 million in the same quarter of the prior year. Other income and investment banking and brokerage fees and commissions increased $17 million and $11 million, respectively, compared to the same quarter of the prior year. The increase in other income was primarily attributable to $20 million in higher income related to assets for certain post-employment benefits, which was offset by higher personnel expense, while the increase in investment banking and brokerage fees and commissions was primarily the result of higher retail investment commission income driven by an increase in assets under management.

Mortgage banking income decreased $14 million due to a $7 million decrease in gains on residential mortgage loan production and sales due to tighter margins, and a $5 million decrease in the net mortgage servicing rights valuation.

Other categories of noninterest income, including service charges on deposits, bankcard fees and merchant discounts, checkcard fees, trust and investment advisory revenues, income from bank-owned life insurance and FDIC loss share income, totaled $249 million for the three months ended June 30, 2013, compared to $241 million for the same period of 2012.

Six Months of 2013 compared to Six Months of 2012

Noninterest income for the six months ended June 30, 2013 totaled $2.0 billion, compared to $1.8 billion for the same period in 2012, an increase of $210 million, or 11.4%. This increase was primarily attributable to increases in insurance income, net securities gains (losses), other income, investment banking and brokerage fees and commissions, bankcard fees and merchant discounts, and checkcard fees. These increases were partially offset by a decrease in mortgage banking income.

Insurance income, which is BB&T’s largest source of noninterest income, totaled $791 million for the six months ended June 30, 2013, an increase of $127 million compared to the corresponding period of 2012. Approximately $80 million of this increase was driven by the acquisition of Crump Insurance on April 2, 2012. The remainder of the increase reflects firming market conditions for insurance premiums, and a $13 million experience-based refund of reinsurance premiums that was received in the second quarter of 2013.

Net securities gains for the six months ended June 30, 2013 totaled $46 million, compared to a net securities loss of $11 million in the corresponding period of the prior year. Other income for the six months ended June 30, 2013 totaled $159 million, an increase of $43 million compared to the prior period. This increase was driven by a $17 million decrease in write-downs on affordable housing investments, $16 million in higher income related to assets for certain post-employment benefits, which was offset by higher personnel expense, and $9 million in higher income related to operating leases within the equipment finance leasing business.

Investment banking and brokerage fees and commissions for the six months ended June 30, 2013 totaled $193 million, up $16 million, or 9.0%, compared to the corresponding period of the prior year, which reflects higher retail investment commission income driven by an increase in assets under management and higher investment banking income due to increased activity in the fixed income and equity markets. Bankcard fees and merchant discounts and checkcard fees increased $11 million and $10 million, respectively, reflecting increased transaction volumes.

Mortgage banking income totaled $348 million for the six months ended June 30, 2013, a decrease of $50 million compared to the amount earned in the corresponding period of 2012. This decrease includes a $35 million decrease in net mortgage servicing rights’ valuation adjustments, and a $16 million decrease in gains on residential mortgage loan production and sales.

Other categories of noninterest income, including service charges on deposits, trust and investment advisory revenues, income from bank-owned life insurance, and FDIC loss share income totaled $288 million during the six months ended June 30, 2013, compared with $292 million for the same period of 2012.

Noninterest Expense

Second Quarter 2013 compared to Second Quarter 2012

Noninterest expense was $1.5 billion for the second quarter of 2013, an increase of $70 million, or 4.9%, compared to the second quarter of 2012. This increase was primarily attributable to increases in personnel expense, merger-related and restructuring charges, and other expense, that were partially offset by decreased foreclosed property expense.

Personnel expense, the largest component of noninterest expense, totaled $844 million, an increase of $69 million compared to the second quarter of the prior year. This increase in personnel expense was primarily attributable to the BankAtlantic acquisition in the third quarter of 2012, an increase in other post-employment benefits, which is offset in other income, and higher production-based incentives and commissions.

Merger-related and restructuring charges totaled $27 million, a $25 million increase compared to the same quarter of 2012. This increase primarily relates to optimization activities related to Community Banking that began during the second quarter. Other expense totaled $233 million, an increase of $20 million compared to the second quarter of 2012. This increase was attributable to higher project-related expenses, operating charge-offs and various other expenses.

Foreclosed property expense includes the gain or loss on sale of foreclosed property, valuation adjustments resulting from updated appraisals, and the ongoing expense of maintaining foreclosed properties. Foreclosed property expense for the second quarter of 2013 totaled $12 million, compared to $72 million for the same quarter of the prior year, a decrease of $60 million, or 83.3%. Foreclosed property expense was lower due to fewer losses and write-downs and lower carrying costs as a result of reduced inventory compared to the prior year.

Other categories of noninterest expenses, including occupancy and equipment expense, loan-related expense, regulatory charges, professional services, software expense, and amortization of intangibles totaled $380 million for the current quarter compared to $364 million for the same period of 2012.

Six Months of 2013 compared to Six Months of 2012

Noninterest expenses totaled $2.9 billion for the six months ended June 30, 2013, an increase of $99 million, or 3.5%, over the same period a year ago.

Personnel expense was $1.7 billion for the six months ended June 30, 2013, compared to $1.5 billion for the same period in 2012, an increase of $156 million, or 10.4%. While the acquisitions of Crump Insurance and BankAtlantic represent a significant portion of the increase in personnel expense, other factors driving the increase include a $26 million increase in production-related and other incentives, and a $17 million increase in other post-employment benefits, which is mostly offset in other income.

Occupancy and equipment expense totaled $341 million for the six months ended June 30, 2013, an increase of $29 million, or 9.3%. This increase largely relates to the Crump Insurance and BankAtlantic acquisitions.

Foreclosed property expense for the six months ended June 30, 2013 totaled $30 million, compared to $164 million for the same period in 2012, a decrease of $134 million, or 81.7%. Foreclosed property expense was lower due to fewer losses and write-downs, and lower maintenance costs due to a reduction in inventory compared to the prior year.

Regulatory charges totaled $70 million for the six months ended June 30, 2013, compared to $84 million for the same period in 2012, a decrease of $14 million, or 16.7%, which reflects improved credit quality that led to lower deposit insurance premiums. Merger-related and restructuring charges increased $18 million compared to the prior period, primarily the result of optimization activities related to Community Banking.

Other categories of noninterest expenses, including loan-related expense, professional services, software expense, amortization of intangibles, and other expenses, totaled $776 million for the six months ended June 30, 2013 compared to $732 million for the same period of 2012, an increase of $44 million. This increase was largely driven by systems and process-related enhancements as well as other project-related expenses. Elevated systems and process costs in professional services and other expense are expected to decline in coming quarters driving total noninterest expense lower.

Provision for Income Taxes

Second Quarter 2013 compared to Second Quarter 2012

The provision for income taxes was $221 million for the second quarter of 2013, compared to $191 million for the second quarter of 2012. The effective tax rate for the second quarter of 2013 was 27.7%, compared to 26.2% for the prior year’s second quarter. This increase in the effective tax rate was the result of a $12 million income tax benefit recorded in the second quarter of 2012 related to the termination of a leveraged lease. The effective tax rate for the third quarter of 2013 is expected to be similar to the effective tax rate for the second quarter.

Six Months of 2013 compared to Six Months of 2012

The provision for income taxes was $702 million for the six months ended June 30, 2013, an increase of $322 million compared to the same period of 2012. BB&T’s effective income tax rates for the six months ended June 30, 2013 and 2012 were 45.8% and 27.9%, respectively. The increase in the effective tax rate was due to the $281 million adjustment to the income tax provision described previously.

Refer to Note 11 “Income Taxes” in the “Notes to Consolidated Financial Statements” for a discussion of uncertain tax positions and other tax matters.

Segment Results

See Note 16 “Operating Segments” in the “Notes to Consolidated Financial Statements” contained herein and BB&T’s Annual Report on Form 10-K for the year ended December 31, 2012, for additional disclosures related to BB&T’s reportable business segments. Fluctuations in noninterest income and noninterest expense incurred directly by the operating segments are more fully discussed in the “Noninterest Income” and “Noninterest Expense” sections above. The following table reflects the net income (loss) for each of BB&T’s operating segments:

Table 5
BB&T Corporation
Net Income by Reportable Segments

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

	(Dollars in millions)
Community Banking	$209	$169	$438	$265
Residential Mortgage Banking	78	70	181	198
Dealer Financial Services	59	63	99	122
Specialized Lending	68	67	121	124
Insurance Services	66	66	96	89
Financial Services	71	65	141	129
Other, Treasury and Corporate	25	38	(244)	56
BB&T Corporation	$576	$538	$832	$983

Second Quarter 2013 compared to Second Quarter 2012

Community Banking net income was $209 million in the second quarter of 2013, an increase of $40 million over the second quarter of 2012. Segment net interest income decreased $33 million, primarily due to tighter funding spreads on deposits, partially offset by improvements in deposit mix as a result of growth in noninterest-bearing, money market, and savings deposits, coupled with a decrease in certificates of deposits. The allocated provision for loan and lease losses decreased $79 million. The decrease in provision expense was primarily attributable to lower business and consumer loan charge-offs, partially offset by loan growth during the quarter. Noninterest income increased $21 million, primarily due to higher bankcard fees, merchant discounts, checkcard fees and service charges on deposits. The provision for income taxes was $23 million higher for the second quarter of 2013 compared to the earlier quarter as a result of higher pre-tax income.

Residential Mortgage Banking net income was $78 million in the second quarter of 2013, an increase of $8 million over the second quarter of 2012. Segment net interest income increased $15 million, which was driven by growth in average residential mortgage loans and higher credit spreads to funding costs when compared to the second quarter of 2012. The allocated provision for loan and lease losses decreased $9 million, primarily the result of lower charge-offs. Noninterest income decreased $11 million, driven by lower gains on mortgage loan production and sales as record production was offset by tighter spreads, and a decrease in the fair value adjustment of net mortgage servicing rights, partially offset by higher residential mortgage loan origination fee income.

Dealer Financial Services net income was $59 million in the second quarter of 2013, a decrease of $4 million from the second quarter of 2012. Segment net interest income increased $12 million, primarily due to wider credit spreads and loan growth in the Regional Acceptance Corporation portfolio. Dealer Financial Services grew average loans by 7.5% compared to the second quarter of 2012. The allocated provision for loan and lease losses increased $15 million, primarily the result of an increase in the loss frequency estimates to a more normalized level.

Specialized Lending net income was $68 million in the second quarter of 2013, an increase of $1 million over the second quarter of 2012.

Insurance Services net income was $66 million in the second quarter of 2013, flat when compared to the second quarter of 2012. Noninterest income growth of $34 million was driven by organic growth in wholesale and retail property and casualty insurance operations as market conditions improved and insurance pricing continued to firm and an experience-based refund of reinsurance premiums totaling $13 million. Higher noninterest income growth was offset by a $32 million increase in noninterest expense, in part the result of higher salary and incentive costs, among other items.

Financial Services net income was $71 million, an increase of $6 million over the second quarter of 2012. The allocated provision for loan and lease losses increased $22 million, primarily due to higher reserves related to the expansion of the large corporate loan portfolio. Financial Services continues to generate significant loan growth, with Corporate Banking’s average loan balances increasing $1.7 billion or 31.4% over the prior period, while BB&T Wealth’s average loan balances increased $232 million or 20.4%. Noninterest income increased $13 million, driven by higher investment banking fees and commissions and trust and investment advisory fees. Growth in these fees was attributable to improved financial market conditions and increased market value of assets under management. Noninterest expense decreased $17 million, primarily due to an operating charge-off in the prior year.

The Other, Treasury & Corporate segment generated net income of $25 million in the second quarter of 2013, compared to net income of $38 million in the second quarter of 2012. Segment net interest income decreased $52 million, primarily attributable to continued runoff in the covered loan portfolio. The allocated provision for loan and lease losses decreased $58 million, primarily due to a reduction in the unallocated allowance for credit losses based on continued improvement in credit trends. Noninterest income increased $20 million, driven by securities gains on the investment portfolio. The $48 million increase in noninterest expense was driven by higher personnel expense, project-related costs, and restructuring expense.

Six Months of 2013 compared to Six Months of 2012

Community Banking net income was $438 million for the six months ended June 30, 2013, compared to $265 million in same period of the prior year. Segment net interest income decreased $65 million primarily as a result of tighter funding spreads earned on deposits partially offset by improvements in deposit mix as a result of growth in noninterest-bearing deposits, money market and savings deposits, and a decrease in certificates of deposits. The allocated provision for loan and lease losses decreased $251 million, reflecting reserve rate adjustments driven by improvements in credit metrics in the CRE portfolios and improved TDR loss factors in the direct retail lending portfolio, and a lower level of business and consumer loan charge-offs. Noninterest income increased $31 million primarily due to higher checkcard fees, bankcard fees, merchant discounts, and service charges on deposits. Noninterest expense decreased $55 million, primarily driven by lower foreclosed property and regulatory expense.

Residential Mortgage Banking net income was $181 million for the six months ended June 30, 2013, compared to $198 million in the same period of the prior year. Segment net interest income increased $34 million which was driven by growth in average residential mortgage loans, as well as higher credit spreads to funding costs. The allocated provision for loan and lease losses increased $30 million, which reflects an increase in the current period related to higher TDR loss factors, and a beneficial reserve rate update in the prior period that was driven by decreasing loss severity. Noninterest income decreased $45 million, driven by a decrease in the fair value adjustment of net mortgage servicing rights and lower gains on mortgage loan production, partially offset by higher production fees. Noninterest expense decreased $19 million primarily due to lower foreclosed property expense and lower expense associated with mortgage repurchase reserves.

Dealer Financial Services net income was $99 million for the six months ended June 30, 2013, compared to $122 million in the same period of the prior year. Segment net interest income increased $19 million, primarily the result of wider credit spreads and loan growth in the Regional Acceptance Corporation portfolio. Dealer Financial Services grew average loans for the six months ended June 30, 2013 by 5.6% compared to the same period of the year. The allocated provision for loan and lease losses increased $55 million, primarily related to an increase in the allocated provision associated with the Regional Acceptance Corporation loan portfolio that resulted from a change in loan composition and the resulting estimated loan losses.

Specialized Lending net income was $121 million for the six months ended June 30, 2013, compared to $124 million in the same period of the prior year. Segment net interest income grew $24 million, which was primarily attributable to 37.2% growth in average small ticket consumer finance loan balances. This increase primarily resulted from organic loan growth arising from existing dealer financing relationships. In addition, the average commercial finance portfolio grew 14.9% while the average commercial insurance premium financing portfolio grew 9.3% compared to the same period of the prior year. The allocated provision for loan and lease losses increased $29 million primarily due to higher charge-offs in the commercial finance portfolio and a reserve rate adjustment related Lendmark Financial, which was the result of an increase in the volume of TDRs and impaired loans.

Insurance Services net income was $96 million for the six months ended June 30, 2013, compared to $89 million in the same period of the prior year. Noninterest income was $130 million higher than the first six months of 2012, with approximately $80 million of this increase attributable to the acquisition of Crump Insurance on April 2, 2012. The remainder of the increase was driven by organic growth in wholesale and retail property and casualty insurance operations as insurance pricing continues to firm and an experience-based refund of reinsurance premiums totaling $13 million. Higher noninterest income growth was offset by a $108 million increase in noninterest expense, primarily the result of higher personnel costs related to the Crump Insurance acquisition and performance-based incentives.

Financial Services net income was $141 million for the six months ended June 30, 2013, compared to $129 million in the same period of the prior year. The allocated provision for loan and lease losses increased $15 million primarily due to higher reserves related to the expansion of the large corporate loan portfolio. Average loan growth for the segment was 28.8% compared to the prior year. Noninterest income increased $11 million, driven by higher investment banking fees and commissions and trust and investment advisory revenues. Noninterest expense decreased $19 million, primarily due to an operating charge-off in the prior year.

Net income in Other, Treasury & Corporate can vary due to changing needs of the Corporation, including the size of the investment portfolio, the need for wholesale funding, and income received from derivatives used to hedge the balance sheet. Other, Treasury & Corporate generated a net loss of $244 million in the first six months of 2013, primarily the result of the previously described $281 million adjustment to the income tax provision related to an unresolved disputed tax liability. Segment net interest income decreased $76 million primarily attributable to runoff in the covered loan portfolio. The $79 million increase in noninterest income was driven by higher securities gains in the investment portfolio and lower losses on affordable housing partnership investments compared to the prior year.

Analysis Of Financial Condition

Investment Activities

The total securities portfolio was $38.2 billion at June 30, 2013, a decrease of $503 million, compared with December 31, 2012. As of June 30, 2013, the securities portfolio included $24.5 billion of AFS securities and $13.8 billion of HTM securities.

The effective duration of the securities portfolio increased to 5.0 years at June 30, 2013, compared to 2.8 years at December 31, 2012, primarily the result of an increase in interest rates during the six months ended June 30, 2013. The duration of the securities portfolio excludes equity securities, auction rate securities and certain non-agency RMBS that were acquired in the Colonial acquisition.

See Note 2 “Securities” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to BB&T’s evaluation of securities for OTTI.

Lending Activities

For the second quarter of 2013, average total loans were $117.9 billion, an increase of $871 million, or 3.0%, compared to the prior quarter. Average loans held for investment were $114.3 billion for the second quarter of 2013, a 3.8% annualized increase compared to $113.2 billion for the first quarter. The increase in average loans held for investment was driven by strong growth in the sales finance and other lending subsidiary portfolios, along with steady growth in the commercial and industrial and direct retail lending portfolios. The growth in these portfolios was partially offset by continued runoff of the CRE – residential ADC, residential mortgage and covered loan portfolios.

Average loan growth for the third quarter of 2013 is expected to be in the range of 2% to 4% on an annualized basis compared to the second quarter of 2013, contingent on overall economic conditions remaining relatively stable.

The following table presents the composition of average loans and leases:

Table 6
Composition of Average Loans and Leases

	For the Three Months Ended
	6/30/13	3/31/13	12/31/12	9/30/12	6/30/12

	(Dollars in millions)
Commercial:
Commercial and industrial	$38,359	$37,916	$38,022	$37,516	$36,293
CRE - other	11,411	11,422	11,032	10,823	10,578
CRE - residential ADC	1,121	1,238	1,398	1,534	1,744
Direct retail lending	15,936	15,757	15,767	15,520	15,071
Sales finance	8,520	7,838	7,724	7,789	7,690
Revolving credit	2,268	2,279	2,280	2,234	2,178
Residential mortgage	23,391	23,618	23,820	23,481	22,114
Other lending subsidiaries	10,407	9,988	10,051	9,998	9,370
Total average loans and leases held for
investment (excluding covered loans)	111,413	110,056	110,094	108,895	105,038
Covered	2,858	3,133	3,477	3,826	4,211
Total average loans and leases held
for investment	114,271	113,189	113,571	112,721	109,249
LHFS	3,581	3,792	3,532	2,888	2,511
Total average loans and leases	$117,852	$116,981	$117,103	$115,609	$111,760

Average commercial and industrial loans increased $443 million, or 4.7% on an annualized basis, compared to the prior quarter, driven by increased market penetration in certain geographical areas including Texas, Florida and Alabama, an increase in tax-exempt financing to hospitals and other non-profit entities, and continued growth in asset-based lending. The average CRE – other portfolio was essentially flat compared to the prior quarter, while average CRE – residential ADC loans decreased $117 million, an annualized 37.9%, reflecting continued weakness in the ADC market.

The average direct retail lending portfolio increased $179 million, or 4.6% on an annualized basis, driven by higher levels of first lien refinance transactions. Growth in the average sales finance loan portfolio totaled $682 million, or 34.9% annualized, based on the strength of demand in both the consumer and wholesale segments of the prime automobile lending market. Average residential mortgage loans declined $227 million, or an annualized 3.9%, compared to the prior quarter, as the majority of residential mortgage loan production is directed to the held for sale portfolio. Average loans in other lending subsidiaries increased $419 million, or 16.8% on an annualized basis, primarily the result of continued growth in small ticket consumer finance and seasonal growth in the insurance premium financing loan portfolio.

Average LHFS decreased $211 million, reflecting a decline of $179 million in residential LHFS and $32 million in commercial LHFS.

Asset Quality

BB&T’s asset quality continued to improve during the second quarter of 2013. NPAs, which includes foreclosed real estate, repossessions, nonaccrual loans and nonperforming TDRs, totaled $1.5 billion (or $1.3 billion excluding covered foreclosed property) at June 30, 2013, compared to $1.8 billion (or $1.5 billion excluding covered foreclosed property) at December 31, 2012. The 16.9% decrease in NPAs, excluding covered foreclosed property, was driven by a $231 million decrease in nonaccrual loans and a $29 million decline in foreclosed real estate and other foreclosed property. NPAs have decreased for 13 consecutive quarters and are at their lowest level since March 31, 2008. Refer to Table 7 for an analysis of the changes in nonperforming assets during the six months ended June 30, 2013. NPAs as a percentage of loans and leases plus foreclosed property were 1.23% at June 30, 2013 (or 1.10% excluding covered assets) compared with 1.51% (or 1.33% excluding covered assets) at December 31, 2012.

The current inventory of foreclosed real estate, excluding covered assets, totaled $89 million as of June 30, 2013. This includes land and lots, which totaled $20 million and had been held for approximately 14 months on average. The remaining foreclosed real estate of $69 million, which is primarily single family residential and CRE, had an average holding period of four months.

Management expects NPAs to improve at a modest pace during the third quarter of 2013, assuming no significant economic deterioration during the quarter.

The following table presents the changes in NPAs, excluding covered foreclosed property, during the six months ended June 30, 2013 and 2012:

Table 7
Rollforward of NPAs

		Six Months Ended June 30,
		2013	2012

		(Dollars in millions)
	Balance at January 1,	$1,536	$2,450
	New NPAs	914	1,334
	Advances and principal increases	95	84
	Disposals of foreclosed assets	(275)	(468)
	Disposals of NPLs (1)	(203)	(380)
	Charge-offs and losses	(329)	(545)
	Payments	(345)	(355)
	Transfers to performing status	(117)	(222)
	Other, net	―	(1)
	Balance at June 30,	$1,276	$1,897

(1)	Includes charge-offs and losses recorded upon sale of $45 million and $108 million for the six months ended June 30, 2013 and 2012, respectively.

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

The following tables summarize asset quality information for the past five quarters:

Table 8
Asset Quality

	Three Months Ended
	6/30/2013	3/31/2013		12/31/2012	9/30/2012	6/30/2012

	(Dollars in millions)
NPAs (1)
Nonaccrual loans and leases:
Commercial:
Commercial and industrial	$457		$533	$546	$597	$620
CRE - other	181		188	212	259	301
CRE - residential ADC	65		94	128	204	241
Direct retail lending	119		127	132	134	133
Sales finance	5		6	7	7	13
Residential mortgage	254		255	269	266	263
Other lending subsidiaries	68		80	86	73	76
Total nonaccrual loans and leases held for investment	1,149		1,283	1,380	1,540	1,647
Foreclosed real estate (2)	89		88	107	139	221
Other foreclosed property	38		42	49	39	29
Total NPAs (excluding covered assets) (1)(2)	$1,276		$1,413	$1,536	$1,718	$1,897

Performing TDRs (3)
Commercial:
Commercial and industrial	$59		$54	$77	$66	$62
CRE - other	61		67	67	75	78
CRE - residential ADC	26		24	21	25	28
Direct retail lending	188		193	197	120	114
Sales finance	17		19	19	7	7
Revolving credit	53		55	56	58	58
Residential mortgage (4)	726		715	769	646	636
Other lending subsidiaries	183		162	121	77	69
Total performing TDRs (3)(4)(5)	$1,313		$1,289	$1,327	$1,074	$1,052

Loans 90 days or more past due and still accruing
Commercial:
Commercial and industrial	$3	$	―	$1	$1	$2
Direct retail lending	30		34	38	41	39
Sales finance	5		7	10	11	11
Revolving credit	13		14	16	14	13
Residential mortgage (6)(7)	68		77	92	80	78
Other lending subsidiaries	4		6	10	5	4
Total loans 90 days or more past due and still accruing (excluding
covered loans) (6)(7)(8)	$123		$138	$167	$152	$147

Loans 30-89 days past due
Commercial:
Commercial and industrial	$32		$34	$42	$41	$53
CRE - other	10		10	12	9	16
CRE - residential ADC	2		2	2	8	9
Direct retail lending	123		136	145	136	119
Sales finance	47		42	56	53	49
Revolving credit	20		20	23	21	20
Residential mortgage (9)(10)	465		529	498	501	423
Other lending subsidiaries	241		183	290	259	218
Total loans 30 - 89 days past due (excluding covered loans) (9)(10)(11)	$940		$956	$1,068	$1,028	$907

(1)	Covered loans are considered to be performing due to the application of the accretion method. Covered loans that are contractually past due are noted in the footnotes below.
65

(2)	Excludes covered foreclosed real estate totaling $181 million, $232 million, $254 million, $289 million, and $310 million at June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, and June 30, 2012, respectively.
(3)	Excludes TDRs that are nonperforming totaling $211 million, $222 million, $231 million, $225 million and $219 million at June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, and June 30, 2012, respectively. These amounts are included in total nonperforming assets.
(4)	Excludes mortgage TDRs that are government guaranteed totaling $367 million, $338 million, $315 million, $275 million and $266 million at June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, and June 30, 2012, respectively. Includes mortgage TDRs held for sale.
(5)	During the fourth quarter of 2012, $226 million of performing loans were classified as TDRs in connection with recent regulatory guidance related to loans discharged in bankruptcy not reaffirmed by the borrower.
(6)	Excludes mortgage loans 90 days or more past due that are government guaranteed totaling $246 million, $251 million, $254 million, $233 million and $217 million at June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, and June 30, 2012, respectively. Includes past due mortgage loans held for sale.
(7)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase that are 90 days or more past due totaling $492 million, $514 million, $517 million, $499 million and $453 million at June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, and June 30, 2012, respectively.
(8)	Excludes covered loans past due 90 days or more totaling $401 million, $371 million, $442 million, $476 million and $613 million at June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, and June 30, 2012, respectively.
(9)	Excludes mortgage loans past due 30-89 days that are government guaranteed totaling $103 million, $95 million, $96 million, $95 million and $94 million at June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, and June 30, 2012, respectively. Includes past due mortgage loans held for sale.
(10)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase that are past due 30-89 days totaling $5 million, $5 million, $5 million, $6 million and $5 million at June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, and June 30, 2012, respectively.
(11)	Excludes covered loans past due 30-89 days totaling $102 million, $120 million, $135 million, $173 million and $199 million at June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, and June 30, 2012, respectively.

Loans 90 days or more past due and still accruing interest, excluding government guaranteed loans and loans covered by FDIC loss share agreements, totaled $123 million at June 30, 2013, compared with $167 million at December 31, 2012, a decline of 26.3%. Loans 30-89 days past due, excluding government guaranteed loans and covered loans, totaled $940 million at June 30, 2013, which was a decline of $128 million, or 12.0%, compared with $1.1 billion at December 31, 2012.

Table 9
Asset Quality Ratios

	As of / For the Three Months Ended
	6/30/2013		3/31/2013		12/31/2012		9/30/2012		6/30/2012
Asset Quality Ratios (including covered assets)
Loans 30 - 89 days past due and still accruing as a
percentage of total loans and leases (1)(2)	0.88%		0.91%		1.02%		1.02%		0.97%
Loans 90 days or more past due and still accruing as a
percentage of total loans and leases (1)(2)	0.44		0.43		0.52		0.53		0.67
NPLs as a percentage of total loans and leases	0.97		1.09		1.17		1.31		1.45
NPAs as a percentage of:
Total assets	0.80		0.91		0.97		1.10		1.24
Loans and leases plus foreclosed property	1.23		1.39		1.51		1.70		1.93
Net charge-offs as a percentage of average loans and leases	0.74		1.00		1.02		1.05		1.21
ALLL as a percentage of loans and leases held for investment	1.64		1.73		1.76		1.80		1.91
Ratio of ALLL to:
Net charge-offs	2.18	x	1.69	x	1.69	x	1.69	x	1.57	x
Nonperforming loans and leases held for investment	1.66		1.54		1.46		1.33		1.29

Asset Quality Ratios (excluding covered assets) (3)
Loans 30 - 89 days past due and still accruing as a
percentage of total loans and leases (1)(2)	0.81%		0.83%		0.93%		0.90%		0.83%
Loans 90 days or more past due and still accruing as a
percentage of total loans and leases (1)(2)	0.11		0.12		0.15		0.13		0.13
NPLs as a percentage of total loans and leases	0.99		1.12		1.20		1.35		1.50
NPAs as a percentage of:
Total assets	0.71		0.80		0.85		0.97		1.09
Loans and leases plus foreclosed property	1.10		1.23		1.33		1.51		1.72
Net charge-offs as a percentage of average loans and leases	0.75		0.98		1.04		1.08		1.22
ALLL as a percentage of loans and leases held for investment	1.57		1.65		1.70		1.73		1.86
Ratio of ALLL to:
Net charge-offs	2.07	x	1.65	x	1.60	x	1.59	x	1.52	x
Nonperforming loans and leases held for investment	1.55		1.43		1.37		1.24		1.21

	As of/For the
	Six Months Ended
	June 30,
	2013		2012
Asset Quality Ratios
Including covered loans:
Net charge-offs as a percentage of average loans and leases	0.87%		1.25%
Ratio of ALLL to net charge-offs	1.87	x	1.53	x
Excluding covered loans:
Net charge-offs as a percentage of average loans and leases	0.86%		1.25%
Ratio of ALLL to net charge-offs	1.80	x	1.49	x

Applicable ratios are annualized.

(1)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase. Refer to the footnotes of Table 8 for amounts related to these loans.
(2)	Excludes mortgage loans guaranteed by the government. Refer to the footnotes of Table 8 for amounts related to these loans.
(3)	These asset quality ratios have been adjusted to remove the impact of covered loans and covered foreclosed property. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios. Management believes the inclusion of covered loans in certain asset quality ratios that include nonperforming assets, past due loans or net charge-offs in the numerator or denominator results in distortion of these ratios and they may not be comparable to other periods presented or to other portfolios that were not impacted by purchase accounting.

BB&T’s potential problem loans include loans on nonaccrual status or past due as disclosed in Table 8. In addition, for its commercial portfolio segment, loans that are rated special mention or substandard performing are closely monitored by management as potential problem loans. Refer to Note 3 “Loans and ACL” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to these potential problem loans.

Certain of BB&T’s residential mortgage loans have an initial period where the borrower is only required to pay the periodic interest. After the interest period, the loan will require the payment of both interest and principal over the remaining term. At June 30, 2013, approximately 7.4% of the outstanding balances of residential mortgage loans were in the interest-only phase, compared to 8.1% at December 31, 2012. Approximately 59.7% of the interest-only balances will begin amortizing within the next three years. Approximately 4.2% of interest-only loans are 30 days or more past due and still accruing and 1.7% are on nonaccrual status.

BB&T’s home equity lines, which are a component of the direct retail portfolio, generally require the payment of interest only during the first 15 years after origination. After this initial period, the outstanding balance begins amortizing and requires the payment of both interest and principal. At June 30, 2013, approximately 66.1% of the outstanding balance of home equity lines was in the interest-only phase. Approximately 7.6% of these balances will begin amortizing at various dates through December 31, 2016. The delinquency rate of interest-only lines is similar to amortizing lines.

TDRs occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term. As a result, BB&T will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. To facilitate this process, a concessionary modification that would not otherwise be considered may be granted resulting in classification of the loan as a TDR. Refer to Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in the Annual Report on Form 10-K for the year ended December 31, 2012 for additional policy information regarding TDRs.

BB&T’s performing TDRs, excluding government guaranteed mortgage loans, totaled $1.3 billion at June 30, 2013, a decrease of $14 million, or 1.1%, compared with December 31, 2012. Performing TDRs declined in most loan portfolios, with notable declines in the commercial and industrial and residential mortgage loan portfolios of $18 million and $43 million, respectively, largely due to the removal of TDRs due to sustained performance under the modified terms. Performing TDRs in the other lending subsidiary portfolio increased $62 million compared to December 31, 2012, largely arising from Regional Acceptance Corporation. The following table provides a summary of performing TDR activity during the six months ended June 30, 2013 and 2012:

Table 10
Rollforward of Performing TDRs

	Six Months Ended June 30,
	2013	2012

	(Dollars in millions)
Balance at January 1,	$1,327	$1,109
Inflows	251	209
Payments and payoffs	(104)	(71)
Charge-offs	(21)	(19)
Transfers to nonperforming TDRs, net	(33)	(43)
Removal due to the passage of time	(82)	(104)
Non-concessionary re-modifications	(25)	(29)
Balance at June 30,	$1,313	$1,052

Payments and payoffs represent cash received from borrowers in connection with scheduled principal payments, prepayments and payoffs of amounts outstanding at the maturity date of the loan. Transfers to nonperforming TDRs represent loans that no longer meet the requirements necessary to reflect the loan in accruing status and as a result are subsequently classified as a nonperforming TDR.

The following table provides further details regarding the payment status of restructurings outstanding at June 30, 2013:

Table 11
TDRs

	June 30, 2013
			Past Due				Past Due
	Current Status		30-89 Days (1)				90 Days Or More (1)				Total

	(Dollars in millions)
Performing TDRs:
Commercial loans:
Commercial and industrial	$59	100.0%	$	―	―	%	$	―	―	%	$59
CRE - other	61	100.0		―	―			―	―		61
CRE - residential ADC	26	100.0		―	―			―	―		26
Direct retail lending	176	93.6		10	5.3			2	1.1		188
Sales finance	16	94.1		1	5.9			―	―		17
Revolving credit	43	81.1		5	9.5			5	9.4		53
Residential mortgage (2)	611	84.2		99	13.6			16	2.2		726
Other lending subsidiaries	158	86.3		25	13.7			―	―		183
Total performing TDRs (2)	1,150	87.6		140	10.7			23	1.7		1,313
Nonperforming TDRs (3)	56	26.5		25	11.9			130	61.6		211
Total TDRs (2)	$1,206	79.2		$165	10.8			$153	10.0		$1,524

(1)	Past due performing TDRs are included in past due disclosures.
(2)	Excludes mortgage TDRs that are government guaranteed totaling $367 million.
(3)	Nonperforming TDRs are included in nonaccrual loan disclosures.

Allowance for Credit Losses

The ACL, which consists of the ALLL and the RUFC, totaled $2.0 billion at June 30, 2013, a decline of $66 million compared to December 31, 2012. The ALLL amounted to 1.64% of loans and leases held for investment at June 30, 2013 (1.57% excluding covered loans), compared to 1.76% (1.70% excluding covered loans) at year-end 2012. The decrease in the ALLL as a percentage of loans and leases reflects continued improvement in the credit quality of the loan portfolio. The percentage of the allowance for impaired loans to their recorded investment increased from 15.0% at December 31, 2012 to 16.0% at June 30, 2013, primarily due to an increase for residential mortgage loans. The ratio of the ALLL to nonperforming loans held for investment, excluding covered loans, was 1.55x at June 30, 2013 compared to 1.37x at December 31, 2012.

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

BB&T has limited ability to monitor the delinquency status of the first lien unless the first lien is held or serviced by BB&T. As a result, using migration assumptions that are based on historical experience adjusted for current trends, BB&T estimates the volume of second lien positions where the first lien is delinquent and appropriately adjusts the allowance to reflect the increased risk of loss on these credits. Finally, BB&T also provides additional reserves to second lien positions when the estimated combined current loan to value ratio exceeds 100%. As of June 30, 2013, BB&T held or serviced the first lien on 36% of its second lien positions.

BB&T’s net charge-offs totaled $217 million for the second quarter of 2013 and amounted to 0.74% of average loans and leases (or 0.75% excluding covered loans), compared to $289 million, or 1.00% of average loans and leases (or 0.98% excluding covered loans), in the prior quarter. For the six months ended June 30, 2013, net charge-offs were $506 million and amounted to 0.87% of average loans and leases (or 0.86% excluding covered loans), compared to $689 million, or 1.25% of average loans and leases (1.25% excluding covered loans), in the same period of 2012. Management expects the level of net charge-offs to trend modestly lower in coming quarters.

Charge-offs related to covered loans represent realized losses in certain acquired loan pools that exceed the amounts originally estimated at the acquisition date. This impairment, which is subject to the loss sharing agreements, was provided for in prior quarters and therefore the charge-offs have no impact on the Consolidated Statements of Income.

Refer to Note 3 “Allowance for Credit Losses” in the “Notes to Consolidated Financial Statements” for additional disclosures.

The following table presents an allocation of the allowance for loan and lease losses at June 30, 2013 and December 31, 2012. This allocation of the allowance for loan and lease losses is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 12
Allocation of ALLL by Category

	June 30, 2013		December 31, 2012
		% Loans		% Loans
		in each		in each
	Amount	category	Amount	category

	(Dollars in millions)
Commercial:
Commercial and industrial	$459	33.4%	$470	33.4%
CRE - other	202	9.9	204	10.0
CRE - residential ADC	68	0.9	100	1.1
Direct retail lending	218	13.9	300	13.8
Sales finance	42	7.6	29	6.8
Revolving credit	113	2.0	102	2.0
Residential mortgage	329	20.5	328	21.2
Other lending subsidiaries	304	9.4	277	8.8
Covered	126	2.4	128	2.9
Unallocated	40	―	80	―
Total ALLL	1,901	100.0%	2,018	100.0%
RUFC	81		30
Total ACL	$1,982		$2,048

Information related to BB&T’s ACL is presented in the following table:

Table 13
Analysis of ACL

	Three Months Ended
	6/30/2013	3/31/2013	12/31/2012	9/30/2012	6/30/2012

	(Dollars in millions)
Beginning balance	$2,031	$2,048	$2,096	$2,157	$2,221
Provision for credit losses (excluding covered loans)	179	247	256	244	259
Provision for covered loans	(11)	25	(4)	―	14
Charge-offs:
Commercial loans and leases
Commercial and industrial	(70)	(91)	(98)	(84)	(92)
CRE - other	(30)	(36)	(41)	(40)	(51)
CRE - residential ADC	(19)	(20)	(27)	(35)	(74)
Direct retail lending	(42)	(42)	(54)	(57)	(56)
Sales finance	(5)	(6)	(7)	(5)	(7)
Revolving credit	(20)	(21)	(19)	(20)	(20)
Residential mortgage	(16)	(33)	(29)	(35)	(30)
Other lending subsidiaries	(61)	(68)	(60)	(58)	(47)
Covered loans	(2)	(14)	(5)	(2)	(12)
Total charge-offs	(265)	(331)	(340)	(336)	(389)

Recoveries:
Commercial loans and leases
Commercial and industrial	10	7	5	4	4
CRE - other	7	4	4	3	3
CRE - residential ADC	3	6	8	2	23
Direct retail lending	10	8	9	9	8
Sales finance	2	2	3	2	2
Revolving credit	5	5	4	5	4
Residential mortgage	1	1	1	―	1
Other lending subsidiaries	10	9	6	6	7
Total recoveries	48	42	40	31	52
Net charge-offs	(217)	(289)	(300)	(305)	(337)
Ending balance	$1,982	$2,031	$2,048	$2,096	$2,157

ALLL (excluding covered loans)	$1,775	$1,836	$1,890	$1,914	$1,987
Allowance for covered loans	126	139	128	137	139
RUFC	81	56	30	45	31
Total ACL	$1,982	$2,031	$2,048	$2,096	$2,157

	Six Months Ended
	June 30,
	2013	2012

	(Dollars in millions)
Beginning balance	$2,048	$2,285
Provision for credit losses (excluding covered loans)	426	544
Provision for covered loans	14	17
Charge-offs:
Commercial loans and leases
Commercial and industrial	(161)	(155)
Commercial real estate - other	(66)	(124)
Commercial real estate - residential ADC	(39)	(128)
Direct retail lending	(84)	(113)
Sales finance	(11)	(14)
Revolving credit	(41)	(42)
Residential mortgage	(49)	(72)
Other lending subsidiaries	(129)	(107)
Covered loans	(16)	(27)
Total charge-offs	(596)	(782)

Recoveries:
Commercial loans and leases
Commercial and industrial	17	8
Commercial real estate - other	11	6
Commercial real estate - residential ADC	9	31
Direct retail lending	18	18
Sales finance	4	5
Revolving credit	10	9
Residential mortgage	2	2
Other lending subsidiaries	19	14
Total recoveries	90	93
Net charge-offs	(506)	(689)
Ending balance	$1,982	$2,157

Deposits

The following table presents the composition of average deposits for the last five quarters:

Table 14
Composition of Average Deposits

	For the Three Months Ended
	6/30/13	3/31/13	12/31/12	9/30/12	6/30/12

	(Dollars in millions)
Noninterest-bearing deposits	$33,586	$32,518	$31,849	$29,990	$27,643
Interest checking	19,276	20,169	19,837	20,157	19,911
Money market and savings	48,140	48,431	47,965	47,500	46,557
Certificates and other time deposits	28,034	28,934	31,724	30,727	31,205
Foreign office deposits - interest-bearing	947	385	387	321	32
Total average deposits	$129,983	$130,437	$131,762	$128,695	$125,348

Average deposits for the second quarter of 2013 decreased $454 million, or 1.4% on an annualized basis, compared to the first quarter of 2013. While total average deposits declined during the quarter, the mix of the portfolio has continued to improve as average noninterest-bearing deposits grew $1.1 billion and average certificates and other time deposits decreased $900 million during the quarter. Average noninterest-bearing deposits represented 25.8% of total average deposits for the second quarter of 2013, compared to 24.9% for the prior quarter.

Average noninterest-bearing deposits for commercial and retail accounts increased $1.2 billion, and were partially offset by public funds accounts that decreased $180 million. Average interest-checking and money market and savings accounts were down $1.2 billion compared to the prior quarter, which reflects a decrease in public funds and commercial accounts totaling $991 million and $406 million, respectively. These declines were partially offset by an increase of $212 million in retail accounts. Foreign office deposits increased $562 million compared to the first quarter, which partially offset the declines in interest checking, money market and savings, and certificates and other time deposits.

The cost of interest-bearing deposits was 0.32% for the second quarter of 2013, a decrease of four basis points compared to the prior quarter.

Management expects continued growth in noninterest-bearing deposits during the third quarter of 2013, along with lower interest-bearing deposit costs, resulting in the cost of deposits falling below 0.30% by year-end.

Borrowings

At June 30, 2013, short-term borrowings totaled $3.2 billion, an increase of $328 million, compared to December 31, 2012. Long-term debt totaled $19.4 billion at June 30, 2013, an increase of $248 million, or 1.3%, from the balance at December 31, 2012. The increase in long-term debt reflects the June 2013 issuance of $125 million in floating rate (0.70% at June 30, 2013) senior notes due June 2016, $400 million in floating rate (1.13% at June 30, 2013) senior notes due in June 2018, and $600 million in senior notes with an interest rate of 2.05% due in June 2018. These issuances were partially offset by the maturity of $222 million in 4.875% subordinated notes in January 2013, and a net decrease of $532 million in FHLB advances.

Shareholders’ Equity

Total shareholders’ equity at June 30, 2013 was $22.0 billion, an increase of $773 million, or 3.6%, compared to December 31, 2012. This increase was driven by net proceeds of $487 million from the issuance of Tier 1 qualifying Series G Non-Cumulative Perpetual Preferred Stock, and net income of $832 million offset by common and preferred dividends totaling $322 million and $43 million, respectively. These increases were partially offset by a $225 million increase in other comprehensive loss, which primarily reflects a decrease in unrealized net gains on AFS securities totaling $415 million, offset by $162 million decrease in unrealized net losses on cash flow hedges, both of which relate to the increase in certain interest rates during the six months ended June 30, 2013. BB&T’s book value per common share at June 30, 2013 was $27.51, compared to $27.21 at December 31, 2012.

Merger-Related and Restructuring Activities

At June 30, 2013 and December 31, 2012, merger-related and restructuring accruals totaled $30 million and $11 million, respectively. The increase is primarily due to optimization activities related to Community Banking initiated during the second quarter. Merger-related and restructuring accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at June 30, 2013 are expected to be utilized within one year, unless they relate to specific contracts that expire later.

Risk Management

In the normal course of business BB&T encounters inherent risk in its business activities. Risk decisions are made as closely as possible to where the risk occurs. Centrally, risk oversight is managed at the corporate level through oversight, policies and reporting. The principal types of inherent risk include regulatory, credit, liquidity, market, operational, reputation and strategic risks. Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2012 for disclosures related to each of these risks under the section titled “Risk Management.”

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

BB&T uses derivatives primarily to manage economic risk related to securities, commercial loans, MSRs, mortgage banking operations, long-term debt and other funding sources. BB&T also uses derivatives to facilitate transactions on behalf of its clients. As of June 30, 2013, BB&T had derivative financial instruments outstanding with notional amounts totaling $64.1 billion, with a net liability fair value of $21 million. See Note 14 “Derivative Financial Instruments” in the “Notes to Consolidated Financial Statements” herein for additional disclosures.

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

Table 15
Interest Sensitivity Simulation Analysis

			Annualized Hypothetical
Interest Rate Scenario			Percentage Change in
Linear	Prime Rate		Net Interest Income
Change in	June 30,		June 30,
Prime Rate	2013	2012	2013	2012
2.00%	5.25%	5.25%	3.94%	3.42%
1.00	4.25	4.25	2.47	1.97
No Change	3.25	3.25	―	―
(0.25)	3.00	3.00	(0.11)	(0.24)

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

Management must also consider how the balance sheet and interest rate risk position could be impacted by changes in balance sheet mix. Liquidity in the banking industry has been very strong during the current economic cycle. Much of this liquidity increase has been due to a significant increase in noninterest-bearing demand deposits. Consistent with the industry, Branch Bank has seen a significant increase in this funding source. The behavior of these deposits is one of the most important assumptions used in determining the interest rate risk position of BB&T. A loss of these deposits in the future would reduce the asset sensitivity of BB&T’s balance sheet as the company increases interest-bearing funds to offset the loss of this advantageous funding source.

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

The following table shows the effect that the loss of demand deposits and an associated increase in managed rate deposits would have on BB&T’s interest-rate sensitivity position. For purposes of this analysis, BB&T modeled the incremental beta for the replacement of the lost demand deposits at 100%.

Table 16
Deposit Mix Sensitivity Analysis

			Results Assuming a Decrease in
	Increase in	Base Scenario	Noninterest Bearing Demand Deposits
	Rates	at June 30, 2013 (1)	$1 Billion	$5 Billion
	2.00%	3.94%	3.68%	2.67%
	1.00	2.47	2.31	1.68

(1)	The base scenario is equal to the annualized hypothetical percentage change in net interest income at June 30, 2013 as presented in Table 15.

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

Table 17
EVE Simulation Analysis

			Hypothetical Percentage
	EVE/Assets		Change in EVE
Change in	June 30,		June 30,
Rates	2013	2012	2013	2012
2.00%	8.4%	6.7%	2.1%	19.3%
1.00	8.4	6.4	2.5	13.3
No Change	8.2	5.6	―	―
(0.25)	8.1	5.4	(1.4)	(4.4)

Market Risk from Trading Activities

BB&T also manages market risk from trading activities which consists of acting as a financial intermediary to provide its customers access to derivatives, foreign exchange and securities markets. Trading market risk is managed through the use of statistical and non-statistical risk measures and limits. BB&T utilizes a historical VaR methodology to measure and aggregate risks across its covered trading lines of business. This methodology uses one year of historical data to estimate economic outcomes for a one-day time horizon at a 99% confidence level. The average 99% one-day VaR and the maximum daily VaR for the three months ended June 30, 2013 were less than $1 million.

Contractual Obligations, Commitments, Contingent Liabilities, Off-Balance Sheet Arrangements and Related Party Transactions

Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2012 for discussion with respect to BB&T’s quantitative and qualitative disclosures about its fixed and determinable contractual obligations. Additional disclosures about BB&T’s contractual obligations, commitments and derivative financial instruments are included in Note 12 “Commitments and Contingencies” and Note 13 “Fair Value Disclosures” in the “Notes to Consolidated Financial Statements.”

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

Liquidity at the Parent Company is more susceptible to market disruptions. BB&T prudently manages cash levels at the Parent Company to cover a minimum of one year of projected contractual cash outflows which includes unfunded external commitments, debt service, preferred dividends and scheduled debt maturities without the benefit of any new cash infusions. Generally, BB&T maintains a significant buffer above the projected one year of contractual cash outflows. In determining the buffer, BB&T considers cash for common dividends, unfunded commitments to affiliates, being a source of strength to its banking subsidiaries, and being able to withstand sustained market disruptions which may limit access to the credit markets. As of June 30, 2013 and December 31, 2012, the Parent Company had 32 months and 35 months, respectively, of cash on hand to satisfy projected contractual cash outflows as described above.

Branch Bank

Branch Bank has several major sources of funding to meet its liquidity requirements, including access to capital markets through issuance of senior or subordinated bank notes and institutional CDs, access to the FHLB system, dealer repurchase agreements and repurchase agreements with commercial clients, access to the overnight and term Federal funds markets, use of a Cayman branch facility, access to retail brokered CDs and a borrower in custody program with the FRB for the discount window. As of June 30, 2013, BB&T has approximately $55 billion of secured borrowing capacity, which represents approximately 289% of one year wholesale funding maturities.

BB&T also monitors the ability to meet customer demand for funds under both normal and stressed market conditions. In considering its liquidity position, management evaluates BB&T’s funding mix based on client core funding, client rate-sensitive funding and non-client rate-sensitive funding. In addition, management also evaluates exposure to rate-sensitive funding sources that mature in one year or less. Management also measures liquidity needs against 30 days of stressed cash outflows for Branch Bank. To ensure a strong liquidity position, management maintains a liquid asset buffer of cash on hand and highly liquid unpledged securities. The Company has established a policy that the liquid asset buffer would be a minimum of 5% of total assets, but intends to maintain the ratio well in excess of this level. As of June 30, 2013 and December 31, 2012, BB&T’s liquid asset buffer was 10.5% and 11.1%, respectively, of total assets.

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

While nonrecurring events or management decisions may result in the Company temporarily falling below its operating minimum guidelines for one or more of these ratios, it is management’s intent through capital planning to return to these targeted operating minimums within a reasonable period of time. Such temporary decreases below the operating minimums shown above are not considered an infringement of BB&T’s overall capital policy provided the Company and Branch Bank remain “well-capitalized.”

On March 14, 2013, the FRB informed BB&T that it objected to certain elements of its capital plan. However, based on the quantitative results of the stress test, BB&T does not believe these objections were related to the Company’s capital strength, earnings power or financial condition. BB&T resubmitted its CCAR plan on June 11, 2013, and the regulators have up to 75 days to review the resubmission and provide the results of their review to the Company.

Risk-based capital ratios, which include Tier 1 Capital, Total Capital and Tier 1 Common Equity, are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets.

Table 19
Capital Ratios (1)

	As of / For the Three Months Ended
	6/30/13	12/31/12

	(Dollars in millions, shares in thousands)
Risk-based:
Tier 1 (2)	11.1%	10.5%
Total (2)	13.9	13.4
Leverage capital	8.8	8.2

Non-GAAP capital measures (3)
Tier 1 common equity as a percentage of tangible assets	7.3	6.9
Tier 1 common equity as a percentage of risk-weighted assets (2)	9.3	9.0

Calculations of Tier 1 common equity and tangible assets and related measures:
Tier 1 equity	$15,397	$14,373
Less:
Qualifying restricted core capital elements	2,603	2,116
Tier 1 common equity	$12,794	$12,257

Total assets	$182,735	$183,872
Less:
Intangible assets, net of deferred taxes	7,234	7,273
Plus:
Regulatory adjustments, net of deferred taxes	600	212
Tangible assets	$176,101	$176,811

Total risk-weighted assets (4)	$138,265	$136,367
Tier 1 common equity	$12,794	$12,257
Outstanding shares at end of period	702,995	699,728
Tangible book value per common share	$18.20	$17.52

(1)	Regulatory capital information is preliminary.
(2)	Tier 1 capital, total capital and Tier 1 common equity ratios as of December 31, 2012 were previously reported on BB&T’s March 31, 2013 Form 10-Q as 10.7%, 13.6% and 9.1%, respectively.
(3)	Tier 1 common equity ratios are non-GAAP measures. BB&T uses the Tier 1 common equity definition used in the SCAP assessment to calculate these ratios. Management uses these measures to assess the quality of capital and believes that investors may find them useful in their analysis of the Company. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies.
(4)	Risk-weighted assets as of December 31, 2012 was previously reported on BB&T’s March 31, 2013 Form 10-Q as $134.5 billion.

Table 20
Basel III Capital Ratios (1)

		June 30, 2013

		(Dollars in millions)
	Tier 1 common equity under Basel I definition	$12,794
	Adjustments:
	OCI related to AFS securities and benefit plans	―
	Other adjustments	62
	Tier 1 common equity under Basel III definition	$12,856
	Risk-weighted assets under Basel III definition	$144,797
	Common equity Tier 1 ratio under Basel III	8.9%

(1)	Regulatory capital information is preliminary. The Basel III amounts are based upon management's preliminary interpretation of the rules adopted by the FRB on July 2, 2013 and are subject to change.

BB&T’s common equity Tier 1 ratio under Basel III was approximately 8.9% at June 30, 2013 based on management’s interpretation of the final rules adopted by the FRB on July 2, 2013, which established a new comprehensive capital framework for U.S. banking organizations. The minimum required common equity Tier 1 ratio, including the capital conservation buffer, will gradually increase from 4.5% on January 1, 2015 to 7.0% on January 1, 2019.

Share Repurchase Activity

No shares were repurchased in connection with the 2006 Repurchase Plan during 2013.

Table 21
Share Repurchase Activity

				Maximum Remaining
				Number of Shares
	Total	Average	Total Shares Purchased	Available for Repurchase
	Shares	Price Paid	Pursuant to	Pursuant to
	Repurchased (1)	Per Share (2)	Publicly-Announced Plan	Publicly-Announced Plan

	(Shares in thousands)

April 2013	3	$31.09	―	44,139
May 2013	7	31.34	―	44,139
June 2013	18	33.49	―	44,139
Total	28	32.69	―	44,139

(1)	Repurchases reflect shares exchanged or surrendered in connection with the exercise of equity-based awards under BB&T’s equity-based compensation plans.
(2)	Excludes commissions.

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

Table 22
Non-GAAP Reconciliations

	As Reported	Tax Adjustment	Excluding Tax Adjustment

	(Dollars in millions, except per share amount)
Six Months Ended June 30, 2013
Net income available to common shareholders	$757	$281	$1,038
Weighted average number of diluted common shares (thousands)	711,998		711,998
Diluted EPS	$1.06		$1.46

Net income	$832	$281	$1,113
Average assets	181,597	191	181,788
Return on average assets	0.92%		1.23%

Net income available to common shareholders	$757	$281	$1,038
Average common shareholders' equity	19,216	191	19,407
Return on average common shareholders' equity	7.95%		10.79%

Three Months Ended March 31, 2013
Net income	$256	$281	$537
Average assets	181,358	100	181,458
Return on average assets	0.57%		1.20%

Net income available to common shareholders	$210	$281	$491
Average common shareholders' equity	19,138	100	19,238
Return on average common shareholders' equity	4.44%		10.34%

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

ITEM 6. EXHIBITS

3(i)	Articles of Incorporation of the Registrant, as amended and restated April 25, 2013, and as further amended April 26, 2013.

11	Statement re: Computation of Earnings Per Share.

12	Statement re: Computation of Ratios.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Definition Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BB&T CORPORATION (Registrant)

Date: August 8, 2013	By:	/s/ Daryl N. Bible
Daryl N. Bible, Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2013	By:	/s/ Cynthia B. Powell
Cynthia B. Powell, Executive Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location

3(i)†	Articles of Incorporation of the Registrant, as amended and restated April 25, 2013, and as further amended April 26, 2013.	Incorporated herein by reference to Exhibit 3(i) of the Quarterly Report on Form 10-Q, filed May 2, 2013.

11	Statement re: Computation of Earnings Per Share.	Filed herewith as Note 15.

12†	Statement re: Computation of Ratios.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.

*	Management compensatory plan or arrangement.
†	Exhibit filed with the Securities and Exchange Commission and available upon request.

