Form 10-Q
period 2013-09-30
BB&T CORP
filed 2013-10-31
CIK 92230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2013

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

At September 30, 2013, 704,924,992 shares of the Registrant’s common stock, $5 par value, were outstanding.

BB&T CORPORATION
FORM 10-Q
September 30, 2013
INDEX

		Page No.
PART I
Item 1.	Financial Statements
	Consolidated Balance Sheets (Unaudited)	5
	Consolidated Statements of Income (Unaudited)	6
	Consolidated Statements of Comprehensive Income (Unaudited)	7
	Consolidated Statements of Changes in Shareholders' Equity (Unaudited)	8
	Consolidated Statements of Cash Flows (Unaudited)	9
	Notes to Consolidated Financial Statements (Unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47
Item 3.	Quantitative and Qualitative Disclosures About Market Risk (see Market Risk Management)	81
Item 4.	Controls and Procedures	82
PART II
Item 1.	Legal Proceedings	82
Item 1A.	Risk Factors	82
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	82
Item 3.	Defaults Upon Senior Securities - (not applicable.)
Item 4.	Mine Safety Disclosures - (not applicable.)
Item 5.	Other Information - (none to be reported.)
Item 6.	Exhibits	83
2

Glossary of Defined Terms

The following terms may be used throughout this Report, including the consolidated financial statements and related notes.

Term	Definition
2004 Plan	2004 Stock Incentive Plan
2006 Repurchase Plan	Plan for the repurchase of up to 50 million shares of BB&T’s common stock
2012 Plan	2012 Incentive Plan
ADC	Acquisition, development and construction
ACL	Allowance for credit losses
AFS	Available-for-sale
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income (loss)
BankAtlantic	BankAtlantic, a federal savings association acquired by BB&T from BankAtlantic Bancorp, Inc.
Basel III	Global regulatory standards on bank capital adequacy and liquidity published by the BCBS
BB&T	BB&T Corporation and subsidiaries
BCBS	Basel Committee on Bank Supervision
BHC	Bank holding company
BHCA	Bank Holding Company Act of 1956, as amended
Branch Bank	Branch Banking and Trust Company
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CDI	Core deposit intangible assets
CFPB	Consumer Financial Protection Bureau
Colonial	Collectively, certain assets and liabilities of Colonial Bank acquired by BB&T in 2009
Company	BB&T Corporation and subsidiaries (interchangeable with "BB&T" above)
Council	Financial Stability Oversight Council
CRA	Community Reinvestment Act of 1977
CRE	Commercial real estate
Crump Insurance	The life and property and casualty insurance operations acquired from the Crump Group
DIF	Deposit Insurance Fund administered by the FDIC
Directors’ Plan	Non-Employee Directors’ Stock Option Plan
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings per common share
ERP	Enterprise resource planning
EU	European Union
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FINRA	Financial Industry Regulatory Authority
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
FTE	Fully taxable-equivalent
FTP	Funds transfer pricing
GAAP	Accounting principles generally accepted in the United States of America
GNMA	Government National Mortgage Association
Grandbridge	Grandbridge Real Estate Capital, LLC
GSE	U.S. government-sponsored enterprise
HTM	Held-to-maturity
IMLAFA	International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001
IPV	Independent price verification
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association, Inc.
3

LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
LOB	Line of business
MBS	Mortgage-backed securities
MRLCC	Market Risk, Liquidity and Capital Committee
MSR	Mortgage servicing right
MSRB	Municipal Securities Rulemaking Board
NIM	Net interest margin
NPA	Nonperforming asset
NPL	Nonperforming loan
NPR	Notice of Proposed Rulemaking
NYSE	NYSE Euronext, Inc.
OAS	Option adjusted spread
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
Omnibus Plan	1995 Omnibus Stock Incentive Plan
OREO	Other real estate owned
OTS	Office of Thrift Supervision
OTTI	Other-than-temporary impairment
Parent Company	BB&T Corporation, the parent company of Branch Bank and other subsidiaries
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
Peer Group	Financial holding companies included in the industry peer group index
Reform Act	Federal Deposit Insurance Reform Act of 2005
RMO	Risk Management Organization
RSU	Restricted stock unit
RUFC	Reserve for unfunded lending commitments
S&P	Standard & Poor's
SBIC	Small Business Investment Company
SCAP	Supervisory Capital Assessment Program
SEC	Securities and Exchange Commission
Short Term Borrowings	Federal funds purchased, securities sold under repurchase agreements and other short-term borrowed funds with original maturities of less than one year
Simulation	Interest sensitivity simulation analysis
TBA	To be announced
TDR	Troubled debt restructuring
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
UPB	Unpaid principal balance
VA	U.S. Department of Veterans Affairs
VaR	Value-at-risk
VIE	Variable interest entity
4

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share data, shares in thousands)

	September 30,	December 31,
	2013	2012
Assets
Cash and due from banks	$1,811	$1,975
Interest-bearing deposits with banks	498	942
Federal funds sold and securities purchased under resale agreements or similar
arrangements	160	122
Restricted cash	516	750
Trading securities at fair value	521	497
AFS securities at fair value ($1,446 and $1,591 covered by FDIC loss
share at September 30, 2013 and December 31, 2012, respectively)	22,865	25,137
HTM securities (fair value of $13,181 and $13,848 at September 30, 2013
and December 31, 2012, respectively)	13,529	13,594
LHFS at fair value	2,957	3,761
Loans and leases ($2,324 and $3,294 covered by FDIC loss share at September 30,
2013 and December 31, 2012, respectively)	115,625	114,603
ALLL	(1,838)	(2,018)
Loans and leases, net of ALLL	113,787	112,585

FDIC loss share receivable	245	479
Premises and equipment	1,876	1,888
Goodwill	6,823	6,804
Core deposit and other intangible assets	595	673
Residential MSRs at fair value	956	627
Other assets ($186 and $297 of foreclosed property and other assets covered by FDIC
loss share at September 30, 2013 and December 31, 2012, respectively)	13,911	14,038
Total assets	$181,050	$183,872

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$34,486	$32,452
Interest-bearing deposits	92,998	100,623
Total deposits	127,484	133,075

Short-term borrowings	4,813	2,864
Long-term debt	20,402	19,114
Accounts payable and other liabilities	6,257	7,596
Total liabilities	158,956	162,649

Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $5 par, liquidation preference of $25,000 per share	2,603	2,116
Common stock, $5 par	3,525	3,499
Additional paid-in capital	6,112	5,973
Retained earnings	10,669	10,129
AOCI, net of deferred income taxes	(860)	(559)
Noncontrolling interests	45	65
Total shareholders’ equity	22,094	21,223
Total liabilities and shareholders’ equity	$181,050	$183,872

Common shares outstanding	704,925	699,728
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	107	87
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in millions, except per share data, shares in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest Income
Interest and fees on loans and leases	$1,411	$1,492	$4,262	$4,486
Interest and dividends on securities	221	221	651	685
Interest on other earning assets	7	7	28	20
Total interest income	1,639	1,720	4,941	5,191
Interest Expense
Interest on deposits	72	105	236	333
Interest on short-term borrowings	1	2	5	5
Interest on long-term debt	149	130	446	472
Total interest expense	222	237	687	810
Net Interest Income	1,417	1,483	4,254	4,381
Provision for credit losses	92	244	532	805
Net Interest Income After Provision for Credit Losses	1,325	1,239	3,722	3,576
Noninterest Income
Insurance income	355	333	1,146	997
Mortgage banking income	117	211	465	609
Service charges on deposits	152	142	433	417
Investment banking and brokerage fees and commissions	89	90	282	267
Bankcard fees and merchant discounts	67	62	191	175
Checkcard fees	51	48	149	136
Trust and investment advisory revenues	51	46	148	137
Income from bank-owned life insurance	27	30	81	87
FDIC loss share income, net	(74)	(90)	(218)	(221)
Other income	70	92	229	208
Securities gains (losses), net
Realized gains (losses), net	―	1	46	(3)
OTTI charges	―	―	―	(5)
Non-credit portion recognized in OCI	―	(2)	―	(4)
Total securities gains (losses), net	―	(1)	46	(12)
Total noninterest income	905	963	2,952	2,800
Noninterest Expense
Personnel expense	805	797	2,466	2,302
Occupancy and equipment expense	177	166	518	478
Loan-related expense	70	85	191	210
Foreclosed property expense	14	54	44	218
Regulatory charges	40	40	110	124
Professional services	60	36	143	110
Software expense	39	36	115	100
Amortization of intangibles	26	31	80	82
Merger-related and restructuring charges, net	4	43	36	57
Other expense	236	241	678	659
Total noninterest expense	1,471	1,529	4,381	4,340
Earnings
Income before income taxes	759	673	2,293	2,036
Provision for income taxes	450	177	1,152	557
Net income	309	496	1,141	1,479
Noncontrolling interests	4	2	36	36
Dividends on preferred stock	37	25	80	33
Net income available to common shareholders	$268	$469	$1,025	$1,410
EPS
Basic	$0.38	$0.67	$1.46	$2.02
Diluted	$0.37	$0.66	$1.44	$1.99
Cash dividends declared	$0.23	$0.20	$0.69	$0.60

Weighted Average Shares Outstanding
Basic	704,134	699,091	702,219	698,454
Diluted	716,101	709,875	713,282	708,439

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net Income	$309	$496	$1,141	$1,479
OCI, net of tax:
Change in unrecognized net pension and postretirement costs	1	(1)	27	21
Change in unrealized net gains (losses) on cash flow hedges	3	(10)	165	(25)
Change in unrealized net gains (losses) on AFS securities	(95)	152	(510)	344
Change in FDIC's share of unrealized (gains) losses on AFS securities	13	(13)	17	(41)
Other, net	2	4	―	5
Total OCI	(76)	132	(301)	304
Total comprehensive income	$233	$628	$840	$1,783

Income Tax Effect of Items Included in OCI:
Change in unrecognized net pension and postretirement costs	$4	$(2)	$21	$12
Change in unrealized net gains (losses) on cash flow hedges	2	(5)	100	(15)
Change in unrealized net gains (losses) on AFS securities	(54)	92	(306)	208
Change in FDIC's share of unrealized (gains) losses on AFS securities	8	(7)	9	(25)
Other, net	―	1	1	2

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
Nine Months Ended September 30, 2013 and 2012
(Dollars in millions, shares in thousands)

	Shares of			Additional				Total
	Common	Preferred	Common	Paid-In	Retained		Noncontrolling	Shareholders’
	Stock	Stock	Stock	Capital	Earnings	AOCI	Interests	Equity
Balance, January 1, 2012	697,143	$ ―	$3,486	$5,873	$8,772	$(713)	$62	$17,480
Add (Deduct):
Net income	―	―	―	―	1,443	―	36	1,479
Net change in OCI	―	―	―	―	―	304	―	304
Stock transactions:
In purchase acquisitions	28	―	―	1	―	―	―	1
In connection with equity awards	2,936	―	15	14	―	―	―	29
Shares repurchased in connection with equity awards	(566)	―	(3)	(14)	―	―	―	(17)
In connection with preferred stock offering	―	1,679	―	―	―	―	―	1,679
Cash dividends declared on common stock	―	―	―	―	(421)	―	―	(421)
Cash dividends declared on preferred stock	―	―	―	―	(33)	―	―	(33)
Equity-based compensation expense	―	―	―	79	―	―	―	79
Other, net	―	―	―	(3)	―	―	(45)	(48)
Balance, September 30, 2012	699,541	$1,679	$3,498	$5,950	$9,761	$(409)	$53	$20,532

Balance, January 1, 2013	699,728	$2,116	$3,499	$5,973	$10,129	$(559)	$65	$21,223
Add (Deduct):
Net income	―	―	―	―	1,105	―	36	1,141
Net change in OCI	―	―	―	―	―	(301)	―	(301)
Stock transactions:
In connection with equity awards	4,929	―	25	40	―	―	―	65
Shares repurchased in connection with equity awards	(839)	―	(4)	(22)	―	―	―	(26)
In connection with dividend reinvestment plan	447	―	2	13	―	―	―	15
In connection with 401(k) plan	660	―	3	19	―	―	―	22
In connection with preferred stock offering	―	487	―	―	―	―	―	487
Cash dividends declared on common stock	―	―	―	―	(485)	―	―	(485)
Cash dividends declared on preferred stock	―	―	―	―	(80)	―	―	(80)
Equity-based compensation expense	―	―	―	85	―	―	―	85
Other, net	―	―	―	4	―	―	(56)	(52)
Balance, September 30, 2013	704,925	$2,603	$3,525	$6,112	$10,669	$(860)	$45	$22,094

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)
	Nine Months Ended
	September 30,
	2013	2012
Cash Flows From Operating Activities:
Net income	$1,141	$1,479
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	532	805
Adjustment to income tax provision	516	―
Depreciation	233	207
Amortization of intangibles	80	82
Equity-based compensation	85	79
(Gain) loss on securities, net	(46)	12
Net write-downs/losses on foreclosed property	25	152
Net change in operating assets and liabilities:
LHFS	809	(143)
FDIC loss share receivable	282	436
Other assets	(771)	(653)
Accounts payable and other liabilities	(1,076)	438
Other, net	(60)	(224)
Net cash from operating activities	1,750	2,670

Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	988	249
Proceeds from maturities, calls and paydowns of AFS securities	5,101	2,959
Purchases of AFS securities	(4,667)	(4,453)
Proceeds from maturities, calls and paydowns of HTM securities	2,659	3,566
Purchases of HTM securities	(2,619)	(1,169)
Originations and purchases of loans and leases, net of principal collected	(2,095)	(5,773)
Net cash for acquisitions	(6)	692
Purchases of premises and equipment	(216)	(117)
Proceeds from sales of foreclosed property	331	677
Other, net	507	95
Net cash from investing activities	(17)	(3,274)

Cash Flows From Financing Activities:
Net change in deposits	(5,590)	1,618
Net change in short-term borrowings	1,949	(473)
Proceeds from issuance of long-term debt	2,639	1,828
Repayment of long-term debt	(1,275)	(4,538)
Net cash from preferred stock transactions	487	1,679
Cash dividends paid on common stock	(610)	(391)
Cash dividends paid on preferred stock	(110)	(8)
Other, net	207	48
Net cash from financing activities	(2,303)	(237)
Net Change in Cash and Cash Equivalents	(570)	(841)
Cash and Cash Equivalents at Beginning of Period	3,039	4,344
Cash and Cash Equivalents at End of Period	$2,469	$3,503

Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the period for:
Interest	$695	$839
Income taxes	510	344
Noncash investing activities:
Transfers of loans to foreclosed assets	420	558
Purchases of HTM securities not yet settled	―	1,450

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. Basis of Presentation

See the Glossary of Defined Terms at the beginning of this Report for terms used throughout the consolidated financial statements and related notes of this Form 10-Q.

General

These consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with GAAP. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the consolidated financial position and consolidated results of operations have been made. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The information contained in the financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2012 and the Quarterly Reports on Form 10-Q for the periods ended March 31, 2013 and June 30, 2013 should be referred to in connection with these unaudited interim consolidated financial statements.

Reclassifications

Certain amounts reported in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation. Such reclassifications had no effect on previously reported cash flows, shareholders’ equity or net income.

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

Changes in Accounting Principles and Effects of New Accounting Pronouncements

In June 2013, the FASB issued new guidance related to Investment Companies. The new guidance amends the criteria for an entity to qualify as an investment company and requires an investment company to measure all of its investments at fair value. This guidance is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this guidance is not expected to be material to the consolidated financial position, results of operations or cash flows.

Effective January 1, 2013, the Company adopted new guidance impacting the presentation of certain items on the Balance Sheet. The new guidance requires an entity to disclose both gross and net information about derivatives, repurchase agreements and securities borrowing and lending transactions that have a right of setoff or are subject to an enforceable master netting arrangement or similar agreement. The adoption of this guidance did not impact the consolidated financial position, results of operations or cash flows. The new disclosures required by this guidance for derivatives are included in Note 14 to these consolidated financial statements. The adoption of this guidance did not impact our disclosures of repurchase agreements and securities borrowing and lending transactions as the balances and volume of transactions are not material.

Effective January 1, 2013, the Company adopted new guidance on Business Combinations. The new guidance clarifies that when a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs, the reporting entity should account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the lesser of the contractual term of the indemnification agreement or the remaining life of the indemnified assets. BB&T has previously accounted for its indemnification asset in accordance with this guidance; accordingly, the adoption of this guidance had no impact on the consolidated financial position, results of operations or cash flows.

Effective January 1, 2013, the Company adopted new guidance impacting Comprehensive Income that requires a reporting entity to present significant amounts reclassified out of AOCI by the respective line items of net income. The adoption of this guidance did not impact the consolidated financial position, results of operations or cash flows. The new disclosures required by this guidance are included in Note 9 to these consolidated financial statements.

NOTE 2. Securities

	Amortized	Gross Unrealized		Fair
September 30, 2013	Cost	Gains	Losses	Value

	(Dollars in millions)
AFS securities:
GSE securities	$549	$—	$—	$549
MBS issued by GSE	18,957	128	369	18,716
States and political subdivisions	1,892	69	102	1,859
Non-agency MBS	273	10	5	278
Other securities	17	—	—	17
Covered securities	1,033	413	—	1,446
Total AFS securities	$22,721	$620	$476	$22,865

HTM securities:
GSE securities	$5,382	$3	$328	$5,057
MBS issued by GSE	7,668	27	61	7,634
States and political subdivisions	32	1	1	32
Other securities	447	11	—	458
Total HTM securities	$13,529	$42	$390	$13,181

	Amortized	Gross Unrealized		Fair
December 31, 2012	Cost	Gains	Losses	Value

	(Dollars in millions)
AFS securities:
GSE securities	$290	$—	$—	$290
MBS issued by GSE	20,482	466	18	20,930
States and political subdivisions	1,948	153	90	2,011
Non-agency MBS	307	16	11	312
Other securities	3	—	—	3
Covered securities	1,147	444	—	1,591
Total AFS securities	$24,177	$1,079	$119	$25,137

HTM securities:
GSE securities	$3,808	$17	$1	$3,824
MBS issued by GSE	9,273	238	1	9,510
States and political subdivisions	34	1	1	34
Other securities	479	4	3	480
Total HTM securities	$13,594	$260	$6	$13,848

As of September 30, 2013 and December 31, 2012, the fair value of covered securities included $1.1 billion and $1.3 billion, respectively, of non-agency MBS and $315 million and $326 million, respectively, of municipal securities.

As of September 30, 2013 and December 31, 2012, securities with carrying values of approximately $18.5 billion and $19.0 billion, respectively, were pledged to secure municipal deposits, securities sold under agreements to repurchase, other borrowings, and for other purposes as required or permitted by law.

Certain investments in marketable debt securities and MBS issued by FNMA and FHLMC exceeded ten percent of shareholders’ equity at September 30, 2013. The FNMA investments had total amortized cost and fair value of $13.5 billion and $13.1 billion, respectively. The FHLMC investments had total amortized cost and fair value of $7.2 billion and $7.1 billion, respectively.

The gross realized gains and losses on securities are reflected in the following table:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
		2013	2012	2013	2012

	(Dollars in millions)
Gross gains	$	―	$1	$46	$1
Gross losses		―	―	―	(4)
Net realized gains (losses)	$	―	$1	$46	$(3)

The following table reflects changes in credit losses on securities with OTTI (excluding covered), which were primarily non-agency MBS, where a portion of the unrealized loss was recognized in OCI. OTTI of $4 million related to covered securities during 2012 is not reflected in this table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

	(Dollars in millions)
Balance at beginning of period	$96	$113	$105	$130
Credit losses on securities with previously recognized OTTI	―	2	―	5
Reductions for securities sold/settled during the period	(3)	(4)	(12)	(24)
Balance at end of period	$93	$111	$93	$111

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected life of MBS may differ from contractual maturities because borrowers have the right to prepay the underlying mortgage loans with or without prepayment penalties.

	AFS		HTM
	Amortized	Fair	Amortized	Fair
September 30, 2013	Cost	Value	Cost	Value

	(Dollars in millions)
Due in one year or less	$251	$251	$ ―	$ ―
Due after one year through five years	432	440	―	―
Due after five years through ten years	572	595	5,213	4,901
Due after ten years	21,466	21,579	8,316	8,280
Total debt securities	$22,721	$22,865	$13,529	$13,181

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2013	Value	Losses	Value	Losses	Value	Losses

	(Dollars in millions)
AFS securities:
MBS issued by GSE	$8,952	$343	$436	$26	$9,388	$369
States and political subdivisions	256	13	412	89	668	102
Non-agency MBS	46	—	81	5	127	5
Total	$9,254	$356	$929	$120	$10,183	$476

HTM securities:
GSE securities	$4,822	$328	$—	$—	$4,822	$328
MBS issued by GSE	5,984	61	8	—	5,992	61
States and political subdivisions	20	1	2	—	22	1
Total	$10,826	$390	$10	$—	$10,836	$390

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2012	Value	Losses	Value	Losses	Value	Losses

	(Dollars in millions)
AFS securities:
MBS issued by GSE	$2,662	$18	$—	$—	$2,662	$18
States and political subdivisions	52	1	478	89	530	90
Non-agency MBS	—	—	113	11	113	11
Total	$2,714	$19	$591	$100	$3,305	$119

HTM securities:
GSE securities	$805	$1	$—	$—	$805	$1
MBS issued by GSE	593	1	—	—	593	1
States and political subdivisions	22	1	—	—	22	1
Other securities	266	3	—	—	266	3
Total	$1,686	$6	$—	$—	$1,686	$6

Periodic reviews are conducted to identify and evaluate each investment with an unrealized loss for OTTI. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in AOCI for AFS securities.

Cash flow modeling is used to evaluate non-agency MBS in an unrealized loss position for potential credit impairment. These models give consideration to long-term macroeconomic factors applied to current security default rates, prepayment rates and recovery rates and security-level performance. At September 30, 2013, three non-agency MBS were below investment grade and had unrealized losses, none of which were significant.

At September 30, 2013, $71 million of unrealized loss on municipal securities was the result of fair value hedge basis adjustments that are a component of amortized cost. Municipal securities in an unrealized loss position are evaluated for credit impairment through a qualitative analysis of issuer performance and the primary source of repayment. The evaluation of municipal securities indicated there were no credit losses evident.

NOTE 3. Loans and ACL

Covered loans are excluded from the following aging analysis because their related allowance is determined by loan pool performance.

	Accruing
			90 Days Or
		30-89 Days	More Past
September 30, 2013	Current	Past Due	Due	Nonaccrual	Total

	(Dollars in millions)
Commercial:
Commercial and industrial	$37,814	$27	$ ―	$415	$38,256
CRE - other	11,167	13	―	151	11,331
CRE - residential ADC	938	2	―	42	982
Other lending subsidiaries	4,410	14	4	2	4,430
Retail:
Direct retail lending	15,863	121	34	110	16,128
Revolving credit	2,300	22	11	―	2,333
Residential mortgage	22,184	424	68	238	22,914
Sales finance	9,076	46	5	5	9,132
Other lending subsidiaries	6,351	254	―	67	6,672
Total excluding government and GNMA guaranteed	110,103	923	122	1,030	112,178

Residential mortgage loans excluded from above:
Government guaranteed	260	95	266	―	621
GNMA guaranteed	―	5	497	―	502
Total	$110,363	$1,023	$885	$1,030	$113,301

	Accruing
			90 Days Or
		30-89 Days	More Past
December 31, 2012	Current	Past Due	Due	Nonaccrual	Total

	(Dollars in millions)
Commercial:
Commercial and industrial	$37,706	$42	$1	$546	$38,295
CRE - other	11,237	12	―	212	11,461
CRE - residential ADC	1,131	2	―	128	1,261
Other lending subsidiaries	4,106	20	9	3	4,138
Retail:
Direct retail lending	15,502	145	38	132	15,817
Revolving credit	2,291	23	16	―	2,330
Residential mortgage	22,330	498	92	269	23,189
Sales finance	7,663	56	10	7	7,736
Other lending subsidiaries	5,645	270	1	83	5,999
Total excluding government and GNMA guaranteed	107,611	1,068	167	1,380	110,226

Residential mortgage loans excluded from above:
Government guaranteed	225	84	252	―	561
GNMA guaranteed	―	5	517	―	522
Total	$107,836	$1,157	$936	$1,380	$111,309

	ACL Rollforward
	Beginning	Charge-			Ending
Three Months Ended September 30, 2013	Balance	Offs	Recoveries	Provision	Balance

	(Dollars in millions)
Commercial:
Commercial and industrial	$459	$(42)	$17	$36	$470
CRE - other	202	(11)	10	(20)	181
CRE - residential ADC	68	(6)	8	(23)	47
Other lending subsidiaries	16	(1)	―	2	17
Retail:
Direct retail lending	218	(35)	11	17	211
Revolving credit	113	(22)	3	22	116
Residential mortgage	329	(15)	―	(25)	289
Sales finance	42	(5)	3	3	43
Other lending subsidiaries	288	(65)	8	61	292
Covered	126	(2)	―	2	126
Unallocated	40	―	―	6	46
ALLL	1,901	(204)	60	81	1,838
RUFC	81	―	―	11	92
ACL	$1,982	$(204)	$60	$92	$1,930

	ACL Rollforward
	Beginning	Charge-			Ending
Three Months Ended September 30, 2012	Balance	Offs	Recoveries	Provision	Balance

	(Dollars in millions)
Commercial:
Commercial and industrial	$525	$(84)	$4	$96	$541
CRE - other	305	(40)	3	(30)	238
CRE - residential ADC	157	(35)	2	(23)	101
Other lending subsidiaries	13	(1)	1	1	14
Retail:
Direct retail lending	283	(57)	9	46	281
Revolving credit	90	(20)	5	24	99
Residential mortgage	309	(35)	―	25	299
Sales finance	25	(5)	2	6	28
Other lending subsidiaries	200	(57)	5	85	233
Covered	139	(2)	―	―	137
Unallocated	80	―	―	―	80
ALLL	2,126	(336)	31	230	2,051
RUFC	31	―	―	14	45
ACL	$2,157	$(336)	$31	$244	$2,096

	ACL Rollforward
	Beginning	Charge-			Ending
Nine Months Ended September 30, 2013	Balance	Offs	Recoveries	Provision	Balance

	(Dollars in millions)
Commercial:
Commercial and industrial	$470	$(203)	$34	$169	$470
CRE - other	204	(77)	21	33	181
CRE - residential ADC	100	(45)	17	(25)	47
Other lending subsidiaries	13	(3)	1	6	17

Retail:
Direct retail lending	300	(119)	29	1	211
Revolving credit	102	(63)	13	64	116
Residential mortgage	328	(64)	2	23	289
Sales finance	29	(16)	7	23	43
Other lending subsidiaries	264	(192)	26	194	292

Covered	128	(18)	―	16	126

Unallocated	80	―	―	(34)	46
ALLL	2,018	(800)	150	470	1,838
RUFC	30	―	―	62	92
ACL	$2,048	$(800)	$150	$532	$1,930

	ACL Rollforward
	Beginning	Charge-			Ending
Nine Months Ended September 30, 2012	Balance	Offs	Recoveries	Provision	Balance

	(Dollars in millions)
Commercial:
Commercial and industrial	$433	$(239)	$12	$335	$541
CRE - other	334	(164)	9	59	238
CRE - residential ADC	286	(163)	33	(55)	101
Other lending subsidiaries	11	(7)	2	8	14

Retail:
Direct retail lending	232	(170)	27	192	281
Revolving credit	112	(62)	14	35	99
Residential mortgage	365	(107)	2	39	299
Sales finance	38	(19)	7	2	28
Other lending subsidiaries	186	(158)	18	187	233

Covered	149	(29)	―	17	137

Unallocated	110	―	―	(30)	80
ALLL	2,256	(1,118)	124	789	2,051
RUFC	29	―	―	16	45
ACL	$2,285	$(1,118)	$124	$805	$2,096

	ALLL
	September 30, 2013		December 31, 2012
	Individually	Collectively	Individually	Collectively
	Evaluated	Evaluated	Evaluated	Evaluated
	for	for	for	for
	Impairment	Impairment	Impairment	Impairment

	(Dollars in millions)
Commercial:
Commercial and industrial	$81	$389	$73	$397
CRE - other	26	155	36	168
CRE - residential ADC	8	39	21	79
Other lending subsidiaries	1	16	1	12
Retail:
Direct retail lending	42	169	59	241
Revolving credit	23	93	24	78
Residential mortgage	135	154	130	198
Sales finance	5	38	6	23
Other lending subsidiaries	78	214	61	203
Covered	―	126	―	128
Unallocated	―	46	―	80
Total	$399	$1,439	$411	$1,607

	Loans and Leases
	September 30, 2013		December 31, 2012
	Individually	Collectively	Individually	Collectively
	Evaluated	Evaluated	Evaluated	Evaluated
	for	for	for	for
	Impairment	Impairment	Impairment	Impairment

	(Dollars in millions)
Commercial:
Commercial and industrial	$515	$37,741	$631	$37,664
CRE - other	252	11,079	312	11,149
CRE - residential ADC	73	909	155	1,106
Other lending subsidiaries	3	4,427	3	4,135
Retail:
Direct retail lending	220	15,908	235	15,582
Revolving credit	51	2,282	56	2,274
Residential mortgage	1,271	22,766	1,187	23,085
Sales finance	21	9,111	22	7,714
Other lending subsidiaries	218	6,454	146	5,853
Covered	―	2,324	―	3,294
Total	$2,624	$113,001	$2,747	$111,856

The credit quality of the commercial portfolio is monitored using internal risk ratings, which are based on established regulatory guidance. Internal risk ratings are assigned at loan origination, and management reviews the relationship again on an annual basis or at any point management becomes aware of information affecting the borrower’s ability to fulfill their obligations.

Risk Rating	Description
Pass	Loans not considered to be problem credits
Special Mention	Loans that have a potential weakness deserving management's close attention
Substandard	Loans for which a well-defined weakness has been identified that may put full collection of contractual cash flows at risk

The credit quality of the retail portfolio is primarily based on delinquency status, which is the primary factor considered in determining whether a retail loan should be classified as nonaccrual.

Covered loans are excluded from the following analysis because their related allowance is determined by loan pool performance.

			CRE -	Other
	Commercial		Residential	Lending
September 30, 2013	& Industrial	CRE - Other	ADC	Subsidiaries

	(Dollars in millions)
Commercial:
Pass	$36,427	$10,449	$798	$4,375
Special mention	220	89	11	16
Substandard - performing	1,194	642	131	37
Nonperforming	415	151	42	2
Total	$38,256	$11,331	$982	$4,430

	Direct Retail	Revolving	Residential	Sales	Other Lending
	Lending	Credit	Mortgage	Finance	Subsidiaries

	(Dollars in millions)
Retail:
Performing	$16,018	$2,333	$23,799	$9,127	$6,605
Nonperforming	110	―	238	5	67
Total	$16,128	$2,333	$24,037	$9,132	$6,672

			CRE -	Other
	Commercial		Residential	Lending
December 31, 2012	& Industrial	CRE - Other	ADC	Subsidiaries

	(Dollars in millions)
Commercial:
Pass	$36,044	$10,095	$859	$4,093
Special mention	274	120	41	13
Substandard - performing	1,431	1,034	233	29
Nonperforming	546	212	128	3
Total	$38,295	$11,461	$1,261	$4,138

	Direct Retail	Revolving	Residential	Sales	Other Lending
	Lending	Credit	Mortgage	Finance	Subsidiaries

	(Dollars in millions)
Retail:
Performing	$15,685	$2,330	$24,003	$7,729	$5,916
Nonperforming	132	―	269	7	83
Total	$15,817	$2,330	$24,272	$7,736	$5,999

The following tables set forth certain information regarding impaired loans, excluding purchased impaired loans and LHFS, that were evaluated for specific reserves.

				Average	Interest
	Recorded		Related	Recorded	Income
As Of / For The Nine Months Ended September 30, 2013	Investment	UPB	Allowance	Investment	Recognized

	(Dollars in millions)
With no related allowance recorded:
Commercial:
Commercial and industrial	$96	$174	$ ―	$115	$ ―
CRE - other	46	74	―	54	―
CRE - residential ADC	18	40	―	34	―
Retail:
Direct retail lending	22	76	―	23	1
Residential mortgage (1)	137	226	―	126	3
Sales finance	1	2	―	1	―
Other lending subsidiaries	3	9	―	3	―
With an allowance recorded:
Commercial:
Commercial and industrial	419	443	81	480	4
CRE - other	206	209	26	235	4
CRE - residential ADC	55	58	8	88	1
Other lending subsidiaries	3	3	1	2	―
Retail:
Direct retail lending	198	203	42	205	9
Revolving credit	51	51	23	54	2
Residential mortgage (1)	751	767	87	747	25
Sales finance	20	20	5	21	1
Other lending subsidiaries	215	215	78	184	7
Total (1)	$2,241	$2,570	$351	$2,372	$57

					Average	Interest
		Recorded		Related	Recorded	Income
	As Of / For The Year Ended December 31, 2012	Investment	UPB	Allowance	Investment	Recognized

		(Dollars in millions)
	With no related allowance recorded:
	Commercial:
	Commercial and industrial	$116	$232	$ ―	$117	$ ―
	CRE - other	60	108	―	81	―
	CRE - residential ADC	44	115	―	103	―
	Retail:
	Direct retail lending	19	73	―	19	1
	Residential mortgage (1)	120	201	―	80	2
	Sales finance	1	3	―	1	―
	Other lending subsidiaries	2	6	―	3	―
	With an allowance recorded:
	Commercial:
	Commercial and industrial	515	551	73	522	3
	CRE - other	252	255	36	319	5
	CRE - residential ADC	111	116	21	180	1
	Other lending subsidiaries	3	3	1	4	―
	Retail:
	Direct retail lending	216	226	59	140	9
	Revolving credit	56	56	24	59	2
	Residential mortgage (1)	754	770	104	649	28
	Sales finance	21	21	6	13	―
	Other lending subsidiaries	144	146	61	66	2
	Total (1)	$2,434	$2,882	$385	$2,356	$53

(1)	Residential mortgage loans exclude $383 million and $313 million in government guaranteed loans and related allowance of $48 million and $26 million as of September 30, 2013 and December 31, 2012, respectively.

Changes in the carrying value and accretable yield of covered loans are presented in the following table.

	Nine Months Ended September 30, 2013				Year Ended December 31, 2012
	Purchased Impaired		Purchased Nonimpaired		Purchased Impaired		Purchased Nonimpaired
		Carrying		Carrying		Carrying		Carrying
	Accretable	Amount	Accretable	Amount	Accretable	Amount	Accretable	Amount
	Yield	of Loans	Yield	of Loans	Yield	of Loans	Yield	of Loans

	(Dollars in millions)
Balance at beginning of period	$264	$1,400	$617	$1,894	$520	$2,123	$1,193	$2,744
Accretion	(115)	115	(245)	245	(219)	219	(541)	541
Payments received, net	―	(496)	―	(834)	―	(942)	―	(1,391)
Other, net	39	―	5	―	(37)	―	(35)	―
Balance at end of period	$188	$1,019	$377	$1,305	$264	$1,400	$617	$1,894

Outstanding UPB at end of period		$1,473		$1,692		$2,047		$2,489

The following table provides a summary of TDRs, all of which are considered impaired.

	September 30,	December 31,
	2013	2012

	(Dollars in millions)
Performing TDRs:
Commercial:
Commercial and industrial	$74	$77
CRE - other	69	67
CRE - residential ADC	25	21
Direct retail lending	185	197
Sales finance	18	19
Revolving credit	51	56
Residential mortgage	720	769
Other lending subsidiaries	200	121
Total performing TDRs	1,342	1,327
Nonperforming TDRs (also included in NPL disclosures)	191	240
Total TDRs	$1,533	$1,567

ALLL attributable to TDRs, excluding government guaranteed	$253	$281

Government guaranteed residential mortgage TDRs excluded from above table:
Held for investment	$383	$313
Held for sale	―	2

The following tables include modifications made to existing TDRs, as well as new modifications that are considered TDRs. Balances represent the recorded investment as of the end of the period in which the modification was made. Rate modifications include TDRs made with below market interest rates that also include modifications of loan structures.

	Three Months Ended September 30,
	2013			2012
	Types of			Types of
	Modifications		Impact To	Modifications		Impact To
	Rate	Structure	Allowance	Rate	Structure	Allowance

	(Dollars in millions)
Commercial:
Commercial and industrial	$42	$8	$1	$8	$12	$ ―
CRE - other	21	15	―	5	26	―
CRE - residential ADC	1	3	―	3	3	―

Retail:
Direct retail lending	10	1	2	15	6	3
Revolving credit	7	―	―	8	―	1
Residential mortgage	39	15	3	10	18	2
Sales finance	1	2	1	1	―	―
Other lending subsidiaries	40	―	6	19	―	9

	Nine Months Ended September 30,
	2013			2012
	Types of			Types of
	Modifications		Impact To	Modifications		Impact To
	Rate	Structure	Allowance	Rate	Structure	Allowance

	(Dollars in millions)
Commercial:
Commercial and industrial	$80	$23	$2	$22	$51	$ ―
CRE - other	58	44	1	35	40	―
CRE - residential ADC	16	8	(2)	25	24	(2)
Retail:
Direct retail lending	31	6	4	31	12	6
Revolving credit	21	―	3	23	―	4
Residential mortgage	74	62	9	92	64	11
Sales finance	4	5	3	4	―	―
Other lending subsidiaries	132	―	30	48	2	17

Charge-offs and forgiveness of principal and interest for TDRs were immaterial for all periods presented.

The following table summarizes the pre-default balance for modifications that experienced a payment default that had been classified as TDRs during the previous 12 months. Payment default is defined as movement of the TDR to nonaccrual status, foreclosure or charge-off, whichever occurs first.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012		2013	2012

	(Dollars in millions)
Commercial:
Commercial and industrial	$2	$	―	$5	$4
CRE - other	5		1	11	6
CRE - residential ADC	―		1	4	13

Retail:
Direct retail lending	1		3	3	7
Revolving credit	3		3	8	9
Residential mortgage	3		6	15	30
Sales finance	―		―	1	―
Other lending subsidiaries	10		5	22	8

The following table summarizes NPAs and loans 90 days or more past due and still accruing (excluding LHFS):

	September 30,	December 31,
	2013	2012

	(Dollars in millions)
NPLs held for investment	$1,030	$1,380
Foreclosed real estate	85	107
Other foreclosed property	47	49
Total NPAs (excluding covered assets)	$1,162	$1,536

Loans 90 days or more past due and still accruing (excluding covered loans)	$122	$167

Amounts excluded from above table:
Covered foreclosed real estate	$148	$254
GNMA guaranteed residential mortgage loans 90 days or more past due	497	517
Covered loans 90 days or more past due	364	442
Government guaranteed residential mortgage loans 90 days or more past due	266	252

NOTE 4. Goodwill and Other Intangible Assets

There have been no goodwill impairments recorded to date.

		Residential	Dealer
	Community	Mortgage	Financial	Specialized	Insurance	Financial
	Banking	Banking	Services	Lending	Services	Services	Total

	(Dollars in millions)
Goodwill balance, January 1, 2013	$4,900	$7	$111	$99	$1,495	$192	$6,804
Contingent consideration	―	―	―	―	6	―	6
Other adjustments	24	―	―	(2)	(9)	―	13
Goodwill balance, September 30, 2013	$4,924	$7	$111	$97	$1,492	$192	$6,823

The following table presents information for identifiable intangible assets subject to amortization:

	September 30, 2013			December 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(Dollars in millions)
CDI	$672	$(548)	$124	$672	$(522)	$150
Other, primarily customer relationship intangibles	1,082	(611)	471	1,080	(557)	523
Total	$1,754	$(1,159)	$595	$1,752	$(1,079)	$673

NOTE 5. Loan Servicing

Residential Mortgage Banking Activities

The following tables summarize residential mortgage banking activities for the periods presented:

		September 30,	December 31,
		2013	2012

		(Dollars in millions)
	Mortgage loans managed or securitized (1)	$28,604	$29,882
	Less: Loans securitized and transferred to AFS securities	4	4
	LHFS	2,894	3,547
	Covered mortgage loans	848	1,040
	Mortgage loans sold with recourse	821	1,019
	Mortgage loans held for investment	$24,037	$24,272

	Mortgage loans on nonaccrual status	$238	$269
	Mortgage loans 90 days or more past due and still accruing interest (2)	68	92
	Mortgage loans net charge-offs - year to date	62	133
	UPB of residential mortgage loan servicing portfolio	110,807	101,362
	UPB of residential mortgage loans serviced for others (primarily agency conforming
	fixed rate)	84,025	73,769
	Maximum recourse exposure from mortgage loans sold with recourse liability	382	446
	Recorded reserves related to recourse exposure	13	12
	Repurchase reserves for mortgage loan sales to GSEs	59	59

(1)	Balances exclude loans serviced for others with no other continuing involvement.
(2)	Includes amounts related to residential mortgage LHFS and excludes amounts related to government guaranteed loans and covered mortgage loans.

	As Of / For The
	Nine Months Ended September 30,
	2013	2012

	(Dollars in millions)
UPB of residential mortgage loans sold from the held for sale portfolio	$23,056	$18,680
Pre-tax gains recognized on mortgage loans sold and held for sale	267	380
Servicing fees recognized from mortgage loans serviced for others	192	182
Approximate weighted average servicing fee on the outstanding balance of
residential mortgage loans serviced for others	0.30%	0.32%
Weighted average coupon interest rate on mortgage loans serviced for others	4.24	4.71

Gains on residential mortgage loan sales, including marking LHFS to fair value and the impact of interest rate lock commitments, are recorded in noninterest income as a component of mortgage banking income. For certain of these transactions, the loan servicing rights were retained, including the related MSRs and on-going servicing fees.

Payments made to date for recourse exposure on residential mortgage loans sold with recourse liability have been immaterial.

BB&T also issues standard representations and warranties related to mortgage loan sales to GSEs. Although these agreements often do not specify limitations, management does not believe that any payments related to these warranties would materially change the financial condition or results of operations of BB&T.

Residential MSRs are recorded on the Consolidated Balance Sheets at fair value with changes in fair value recorded as a component of mortgage banking income in the Consolidated Statements of Income. Various derivative instruments are used to mitigate the income statement effect of changes in fair value due to changes in valuation inputs and assumptions of its residential MSRs.

	Nine Months Ended September 30,
	2013	2012

	(Dollars in millions)
Carrying value, January 1,	$627	$563
Additions	269	195
Change in fair value due to changes in valuation inputs or assumptions:
Prepayment speeds	244	(16)
Weighted average OAS	(48)	(36)
Servicing costs	(21)	(22)
Realization of expected net servicing cash flows, passage of time and other	(115)	(121)
Carrying value, September 30,	$956	$563

Gains (losses) on derivative financial instruments used to mitigate the
income statement effect of changes in fair value	$(149)	$148

During 2013, the prepayment speed assumptions were updated as actual observed prepayment speeds were slower, primarily as a result of rising interest rates. These valuation increases were partially offset by realization of servicing cash flows as well as higher servicing costs due to regulatory requirements and updates to OAS due to market changes in required rates of return.

The sensitivity of the fair value of the residential MSRs to adverse changes in key economic assumptions is included in the accompanying table:

	September 30, 2013
	Range		Weighted
	Minimum	Maximum	Average

			(Dollars in millions)

Prepayment speed	6.1%	10.6%	7.7%
Effect on fair value of a 10% increase			$(32)
Effect on fair value of a 20% increase			(61)

OAS	9.6%	10.4%	9.8%
Effect on fair value of a 10% increase			$(36)
Effect on fair value of a 20% increase			(70)

Composition of residential loans serviced for others:
Fixed-rate mortgage loans			99.6%
Adjustable-rate mortgage loans			0.4
Total			100.0%

Weighted average life			7.5	yrs

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

Commercial Mortgage Banking Activities

CRE mortgage loans serviced for others are not included in loans and leases on the accompanying Consolidated Balance Sheets. The following table summarizes commercial mortgage banking activities for the periods presented:

	September 30,	December 31,
	2013	2012

	(Dollars in millions)
UPB of CRE mortgages serviced for others	$28,049	$29,520
CRE mortgages serviced for others covered by recourse provisions	4,850	4,970
Maximum recourse exposure from CRE mortgages
sold with recourse liability	1,368	1,368
Recorded reserves related to recourse exposure	13	13
Originated CRE mortgages during the period - year to date	3,274	4,934

NOTE 6. Deposits

A summary of deposits is presented in the accompanying table:

	September 30,	December 31,
	2013	2012

	(Dollars in millions)
Noninterest-bearing deposits	$34,486	$32,452
Interest checking	18,837	21,091
Money market and savings	49,000	47,908
Certificates and other time deposits	25,161	31,624
Total deposits	$127,484	$133,075

Time deposits $100,000 and greater	$13,971	$19,328
25

NOTE 7. Long-Term Debt

	September 30,	December 31,
	2013	2012

	(Dollars in millions)
BB&T Corporation:
3.38% Senior Notes Due 2013	$ ―	$500
5.70% Senior Notes Due 2014	510	510
2.05% Senior Notes Due 2014	700	700
Floating Rate Senior Note Due 2014 (LIBOR-based, 0.96% at September 30, 2013)	300	300
3.95% Senior Notes Due 2016	500	500
3.20% Senior Notes Due 2016	999	999
2.15% Senior Notes Due 2017	749	748
1.60% Senior Notes Due 2017	749	749
1.45% Senior Notes Due 2018	499	499
Floating Rate Senior Notes Due 2018 (LIBOR-based, 1.11% at September 30, 2013)	400	―
2.05% Senior Notes Due 2018	599	―
6.85% Senior Notes Due 2019	539	539
5.20% Subordinated Notes Due 2015	933	933
4.90% Subordinated Notes Due 2017	348	345
5.25% Subordinated Notes Due 2019	586	586
3.95% Subordinated Notes Due 2022	298	298

Branch Bank:
1.45% Senior Notes Due 2016	750	―
Floating Rate Senior Note Due 2016 (LIBOR-based, 0.67% at September 30, 2013)	125	―
2.30% Senior Notes Due 2018	750	―
4.88% Subordinated Notes Due 2013	―	222
5.63% Subordinated Notes Due 2016	386	386
Floating Rate Subordinated Note Due 2016	350	350
Floating Rate Subordinated Note Due 2017	262	262

FHLB Advances to Branch Bank:
Varying maturities to 2034	8,464	8,994

Other Long-Term Debt	102	100

Fair value hedge-related basis adjustments	504	594
Total Long-Term Debt	$20,402	$19,114

The subordinated notes qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations. The Branch Bank floating-rate subordinated notes are based on LIBOR, but the majority of the cash flows have been swapped to a fixed rate, with an effective rate paid of 3.25% at September 30, 2013. Certain of the FHLB advances have been swapped to floating rates from fixed rates or from fixed rates to floating rates, with a weighted average rate paid of 3.62% and a weighted average maturity of 6.6 years at September 30, 2013.

NOTE 8. Shareholders’ Equity

Equity-Based Plans

At September 30, 2013, BB&T had options, restricted stock and restricted stock units outstanding from the following equity-based compensation plans: the 2012 Plan, the 2004 Plan, the Omnibus Plan, and the Directors’ Plan. BB&T’s shareholders have approved all equity-based compensation plans. As of September 30, 2013, the 2012 Plan is the only plan that has shares available for future grants. The 2012 and 2004 Plans allow for accelerated vesting of awards for holders who retire and have met all retirement eligibility requirements and in connection with certain other events.

The fair value of each option award on the date of grant is measured using the Black-Scholes option-pricing model.

	Nine Months Ended September 30,
	2013		2012

Weighted average assumptions:
Risk-free interest rate	1.3%		1.5%
Dividend yield	3.6		4.4
Volatility factor	28.0		33.0
Expected life	7.0	yrs	7.0	yrs
Fair value of options per share	$5.48		$6.07

		Wtd. Avg.
		Exercise
	Options	Price

Outstanding at January 1, 2013	45,391,074	$34.15
Granted	403,720	30.08
Exercised	(2,363,379)	26.22
Forfeited or expired	(4,243,943)	32.83
Outstanding at September 30, 2013	39,187,472	34.73

Exercisable at September 30, 2013	32,429,855	36.09

Exercisable and expected to vest at September 30, 2013	38,663,225	$34.83

		Wtd. Avg.
	Restricted	Grant Date
	Shares/Units	Fair Value
Nonvested at January 1, 2013	13,930,824	$19.26
Granted	3,964,954	25.59
Vested	(2,273,217)	22.26
Forfeited	(249,128)	20.13
Nonvested at September 30, 2013	15,373,433	$20.43
27

NOTE 9. AOCI

Three Months Ended September 30, 2013	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total

	(Dollars in millions)
AOCI balance, July 1, 2013	$(688)	$(11)	$183	$(252)	$(16)	$(784)
OCI before reclassifications, net of tax	(11)	(8)	(98)	―	2	(115)
Amounts reclassified from AOCI:
Personnel expense	20	―	―	―	―	20
Interest income	―	―	5	―	―	5
Interest expense	―	18	―	―	―	18
FDIC loss share income, net	―	―	―	21	―	21
Securities (gains) losses, net	―	―	―	―	―	―
Total before income taxes	20	18	5	21	―	64
Less: Income taxes	8	7	2	8	―	25
Net of income taxes	12	11	3	13	―	39
Net change in OCI	1	3	(95)	13	2	(76)
AOCI balance, September 30, 2013	$(687)	$(8)	$88	$(239)	$(14)	$(860)

Three Months Ended September 30, 2012	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total

	(Dollars in millions)
AOCI balance, July 1, 2012	$(581)	$(174)	$455	$(223)	$(18)	$(541)
OCI before reclassifications, net of tax	(12)	(21)	140	(28)	2	81
Amounts reclassified from AOCI:
Personnel expense	18	―	―	―	―	18
Interest income	―	(2)	21	―	3	22
Interest expense	―	19	―	―	―	19
FDIC loss share income, net	―	―	―	25	―	25
Securities (gains) losses, net	―	―	(1)	―	―	(1)
Total before income taxes	18	17	20	25	3	83
Less: Income taxes	7	6	8	10	1	32
Net of income taxes	11	11	12	15	2	51
Net change in OCI	(1)	(10)	152	(13)	4	132
AOCI balance, September 30, 2012	$(582)	$(184)	$607	$(236)	$(14)	$(409)

Nine Months Ended September 30, 2013	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total

	(Dollars in millions)
AOCI balance, January 1, 2013	$(714)	$(173)	$598	$(256)	$(14)	$(559)
OCI before reclassifications, net of tax	(10)	129	(527)	(18)	(1)	(427)
Amounts reclassified from AOCI:
Personnel expense	60	―	―	―	―	60
Interest income	―	―	73	―	2	75
Interest expense	―	58	―	―	―	58
FDIC loss share income, net	―	―	―	56	―	56
Securities (gains) losses, net	―	―	(46)	―	―	(46)
Total before income taxes	60	58	27	56	2	203
Less: Income taxes	23	22	10	21	1	77
Net of income taxes	37	36	17	35	1	126
Net change in OCI	27	165	(510)	17	―	(301)
AOCI balance, September 30, 2013	$(687)	$(8)	$88	$(239)	$(14)	$(860)

Nine Months Ended September 30, 2012	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total

	(Dollars in millions)
AOCI balance, January 1, 2012	$(603)	$(159)	$263	$(195)	$(19)	$(713)
OCI before reclassifications, net of tax	(11)	(52)	302	(75)	1	165
Amounts reclassified from AOCI:
Personnel expense	52	―	―	―	―	52
Interest income	―	(10)	58	―	6	54
Interest expense	―	53	―	―	―	53
FDIC loss share income, net	―	―	―	55	―	55
Securities (gains) losses, net	―	―	10	―	―	10
Total before income taxes	52	43	68	55	6	224
Less: Income taxes	20	16	26	21	2	85
Net of income taxes	32	27	42	34	4	139
Net change in OCI	21	(25)	344	(41)	5	304
AOCI balance, September 30, 2012	$(582)	$(184)	$607	$(236)	$(14)	$(409)

NOTE 10. Income Taxes

The effective tax rates for the three months and nine months ended September 30, 2013 were higher than the corresponding periods of 2012 primarily due to adjustments for uncertain tax positions as described below.

In February 2010, BB&T received an IRS statutory notice of deficiency for tax years 2002-2007 asserting a liability for taxes, penalties and interest of approximately $892 million related to the disallowance of foreign tax credits and other deductions claimed by a subsidiary in connection with a financing transaction. BB&T paid the disputed tax, penalties and interest in March 2010 and filed a lawsuit seeking a refund in the U.S. Court of Federal Claims. On February 11, 2013, the U.S. Tax Court issued an adverse opinion in a case between the Bank of New York Mellon Corporation and the IRS involving a transaction with a structure similar to BB&T’s financing transaction. BB&T recognized an expense of $281 million in the first quarter of 2013 as a result of its consideration of this adverse decision. On September 20, 2013, the U.S. Court of Federal Claims issued an adverse opinion in BB&T’s case. BB&T continues to believe that its tax treatment of the transaction was correct; however, as a result of the ruling and tax matters related to other current tax examinations, BB&T recorded a $235 million income tax adjustment in the third quarter of 2013. Combined with previously-recorded tax reserves, the exposure for the financing transaction is fully reserved.

On September 23, 2013, the U.S. Tax Court modified its February 11, 2013 decision in part by allowing a portion of the disputed tax attributes, which partially reduced Bank of New York Mellon’s tax liability. On October 17, 2013, in a third case involving a transaction with a structure similar to BB&T’s financing transaction, the federal district court in Massachusetts ruled in favor of Santander Holdings USA, Inc. on their motion for partial summary judgment relating to a significant issue. It is unclear whether further proceedings will be necessary to resolve that case. With respect to its own case, BB&T is considering its procedural options for responding to the court’s ruling, including appeal. Depending on the procedural course of action BB&T chooses to pursue and the ultimate outcome of any such future action in connection with its case, as well as the current IRS examination, it is reasonably possible that changes in the amount of unrecognized tax benefits could result in a benefit of up to $750 million during the next twelve months. The ultimate resolution of this matter may take longer.

NOTE 11. Benefit Plans

	Qualified Plan		Nonqualified Plans
Three Months Ended September 30	2013	2012	2013	2012

	(Dollars in millions)
Service cost	$32	$28	$2	$2
Interest cost	27	25	2	2
Estimated return on plan assets	(65)	(51)	―	―
Amortization and other	20	18	3	2
Net periodic benefit cost	$14	$20	$7	$6

	Qualified Plan		Nonqualified Plans
Nine Months Ended September 30	2013	2012	2013	2012

	(Dollars in millions)
Service cost	$106	$86	$8	$6
Interest cost	81	74	9	7
Estimated return on plan assets	(193)	(149)	―	―
Amortization and other	60	52	9	4
Net periodic benefit cost	$54	$63	$26	$17

BB&T makes contributions to the qualified pension plan in amounts between the minimum required for funding and the maximum amount deductible for federal income tax purposes. Discretionary contributions of $345 million were made during the nine months ended September 30, 2013.

NOTE 12. Commitments and Contingencies

	September 30,	December 31,
	2013	2012

	(Dollars in millions)
Letters of credit and financial guarantees written	$4,565	$5,164
Carrying amount of the liability for letter of credit guarantees	42	30

Investments related to affordable housing and historic building rehabilitation projects	1,258	1,223
Amount of future funding commitments included in investments related to affordable
housing and historic rehabilitation projects	436	461
Lending exposure to these affordable housing projects	133	87
Tax credits subject to recapture related to affordable housing projects	233	193

Investments in private equity and similar investments	288	323
Future funding commitments to private equity and similar investments	71	129

Letters of credit and financial guarantees written are unconditional commitments to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper issuance, bond financing and similar transactions, the majority of which are to tax exempt entities. The credit risk involved in the issuance of these guarantees is essentially the same as that involved in extending loans to clients and as such, the instruments are collateralized when necessary.

BB&T invests in certain affordable housing and historic building rehabilitation projects throughout its market area as a means of supporting local communities, and receives tax credits related to these investments. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. Branch Bank typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. Tax credits are subject to recapture by taxing authorities based on compliance features required to be met at the project level. The maximum potential exposure to losses relative to these investments is generally limited to the sum of the carrying amount of the investment, tax credits subject to recapture and any related loans to the entity. Loans to these entities are underwritten in substantially the same manner as are other loans and are generally secured.

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

On at least a quarterly basis, liabilities and contingencies in connection with outstanding legal proceedings are assessed utilizing the latest information available. For those matters where it is probable that BB&T will incur a loss and the amount of the loss can be reasonably estimated, a liability is recorded in the consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments on at least a quarterly basis. For other matters, where a loss is not probable or the amount of the loss is not estimable, legal reserves are not accrued. While the outcome of legal proceedings is inherently uncertain, based on information currently available, advice of counsel and available insurance coverage, management believes that its established legal reserves are adequate and the liabilities arising from legal proceedings will not have a material adverse effect on the consolidated financial position, consolidated results of operations or consolidated cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the consolidated financial position, consolidated results of operations or consolidated cash flows.

NOTE 13. Fair Value Disclosures

Various assets and liabilities are carried at fair value based on applicable accounting standards, including prime residential mortgage and commercial mortgage loans originated as LHFS. Accounting standards define fair value as the exchange price that would be received on the measurement date to sell an asset or the price paid to transfer a liability in the principal or most advantageous market available to the entity in an orderly transaction between market participants, with a three level valuation input hierarchy.

		Fair Value Measurements for Assets and
	September 30,	Liabilities Measured on a Recurring Basis
	2013	Level 1		Level 2	Level 3

		(Dollars in millions)
Assets:
Trading securities	$521		$237	$265	$19
AFS securities:
GSE securities	549		―	549	―
MBS issued by GSE	18,716		―	18,716	―
States and political subdivisions	1,859		―	1,859	―
Non-agency MBS	278		―	278	―
Other securities	17		16	1	―
Covered securities	1,446		―	544	902
LHFS	2,957		―	2,957	―
Residential MSRs	956		―	―	956
Derivative assets:
Interest rate contracts	994		―	947	47
Foreign exchange contracts	2		―	2	―
Private equity and similar investments	288		―	―	288
Total assets	$28,583		$253	$26,118	$2,212

Liabilities:
Derivative liabilities:
Interest rate contracts	$1,152	$	―	$1,151	$1
Foreign exchange contracts	4		―	4	―
Short-term borrowings	270		―	270	―
Total liabilities	$1,426	$	―	$1,425	$1

		Fair Value Measurements for Assets and
	December 31,	Liabilities Measured on a Recurring Basis
	2012	Level 1		Level 2	Level 3

		(Dollars in millions)
Assets:
Trading securities	$497		$302	$194	$1
AFS securities:
GSE securities	290		―	290	―
MBS issued by GSE	20,930		―	20,930	―
States and political subdivisions	2,011		―	2,011	―
Non-agency MBS	312		―	312	―
Other securities	3		2	1	―
Covered securities	1,591		―	597	994
LHFS	3,761		―	3,761	―
Residential MSRs	627		―	―	627
Derivative assets:
Interest rate contracts	1,446		―	1,391	55
Foreign exchange contracts	4		―	4	―
Private equity and similar investments	323		―	―	323
Total assets	$31,795		$304	$29,491	$2,000

Liabilities:
Derivative liabilities:
Interest rate contracts	$1,434	$	―	$1,433	$1
Foreign exchange contracts	3		―	3	―
Short-term borrowings	98		―	98	―
Total liabilities	$1,535	$	―	$1,534	$1

The following discussion focuses on the valuation techniques and significant inputs for Level 2 and Level 3 assets and liabilities.

A third-party pricing service is generally utilized in determining the fair value of its securities portfolio. Fair value measurements are derived from market-based pricing matrices that were developed using observable inputs that include benchmark yields, benchmark securities, reported trades, offers, bids, issuer spreads and broker quotes. As described by security type below, additional inputs may be used, or some inputs may not be applicable. In the event that market observable data was not available, which would generally occur due to the lack of an active market for a given security, the valuation of the security would be subjective and may involve substantial judgment by management.

Trading securities: Trading securities are composed of various types of debt and equity securities, but the majority consists of debt securities issued by the U.S. Treasury, GSEs, or states and political subdivisions. The valuation techniques used for these investments are more fully discussed below.

GSE securities and MBS issued by GSE: GSE pass-through securities are valued using market-based pricing matrices that are based on observable inputs including benchmark TBA security pricing and yield curves that were estimated based on U.S. Treasury yields and certain floating rate indices. The pricing matrices for these securities may also give consideration to pool-specific data supplied directly by the GSE. GSE CMOs are valued using market-based pricing matrices that are based on observable inputs including offers, bids, reported trades, dealer quotes and market research reports, the characteristics of a specific tranche, market convention prepayment speeds and benchmark yield curves as described above.

States and political subdivisions: These securities are valued using market-based pricing matrices that are based on observable inputs including MSRB reported trades, issuer spreads, material event notices and benchmark yield curves.

Non-agency MBS: Pricing matrices for these securities are based on observable inputs including offers, bids, reported trades, dealer quotes and market research reports, the characteristics of a specific tranche, market convention prepayment speeds and benchmark yield curves as described above.

Other securities: These securities consist primarily of mutual funds and corporate bonds. These securities are valued based on a review of quoted market prices for assets as well as through the various other inputs discussed previously.

Covered securities: Covered securities are covered by FDIC loss sharing agreements and consist of re-remic non-agency MBS, municipal securities and non-agency MBS. Covered state and political subdivision securities and certain non-agency MBS are valued in a manner similar to the approach described above for these asset classes. The re-remic non-agency MBS, which are categorized as Level 3, were valued based on broker dealer quotes that reflected certain unobservable market inputs. Sensitivity to changes in the fair value of covered securities is significantly offset by changes in BB&T’s indemnification asset from the FDIC.

LHFS: Certain mortgage loans are originated to be sold to investors, which are carried at fair value. The fair value is primarily based on quoted market prices for securities backed by similar types of loans. The changes in fair value of these assets are largely driven by changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with the mortgage LHFS.

Residential MSRs: The fair value of residential MSRs is estimated using an OAS valuation model to project MSR cash flows over multiple interest rate scenarios, which are then discounted at risk-adjusted rates. The OAS model considers portfolio characteristics, contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. Fair value estimates and assumptions are compared to industry surveys, recent market activity, actual portfolio experience and, when available, other observable market data.

Derivative assets and liabilities: The fair values of derivatives are determined based on quoted market prices and internal pricing models that are primarily sensitive to market observable data. The fair values of interest rate lock commitments, which are related to mortgage loan commitments and are categorized as Level 3, are based on quoted market prices adjusted for commitments that are not expected to fund and include the value attributable to the net servicing fees.

Private equity and similar investments: Private equity and similar investments are measured at fair value based on the investment’s net asset value. In many cases there are no observable market values for these investments and therefore management must estimate the fair value based on a comparison of the operating performance of the company to multiples in the marketplace for similar entities. This analysis requires significant judgment and actual values in a sale could differ materially from those estimated.

Short-term borrowings: Short-term borrowings represent debt securities sold short that are entered into as a hedging strategy for the purposes of supporting institutional and retail client trading activities.

	Fair Value Measurements Using Significant Unobservable Inputs
						Private Equity
			Covered	Residential	Net	and Similar
Three Months Ended September 30, 2013	Trading		Securities	MSRs	Derivatives	Investments

	(Dollars in millions)
Balance at July 1, 2013		$12	$953	$892	$(89)	$269
Total realized and unrealized gains (losses):
Included in earnings:
Interest income		1	12	―	―	―
Mortgage banking income		―	―	22	(91)	―
Other noninterest income		―	―	―	―	6
Included in unrealized net holding gains (losses) in OCI		―	(17)	―	―	―
Purchases		29	―	―	―	23
Issuances		―	―	77	31	―
Sales		(23)	―	―	―	(8)
Settlements		―	(46)	(35)	195	(2)
Balance at September 30, 2013		$19	$902	$956	$46	$288

Change in unrealized gains (losses) included in
earnings for the period, attributable to assets
and liabilities still held at September 30, 2013	$	―	$12	$22	$46	$5

	Fair Value Measurements Using Significant Unobservable Inputs
						Private Equity
			Covered	Residential	Net	and Similar
Three Months Ended September 30, 2012	Trading		Securities	MSRs	Derivatives	Investments

	(Dollars in millions)
Balance at July 1, 2012		$1	$982	$578	$68	$301
Total realized and unrealized gains (losses):
Included in earnings:
Interest income		―	13	―	―	―
Mortgage banking income		―	―	(30)	124	―
Other noninterest income		―	―	―	―	6
Included in unrealized net holding gains (losses) in OCI		―	9	―	―	―
Purchases		3	―	―	―	12
Issuances		―	―	61	106	―
Sales		―	―	―	―	(7)
Settlements		―	(32)	(46)	(170)	(1)
Balance at September 30, 2012		$4	$972	$563	$128	$311

Change in unrealized gains (losses) included in
earnings for the period, attributable to assets
and liabilities still held at September 30, 2012	$	―	$13	$(30)	$128	$6

	Fair Value Measurements Using Significant Unobservable Inputs
						Private
						Equity and
			Covered	Residential	Net	Similar
Nine Months Ended September 30, 2013	Trading		Securities	MSRs	Derivatives	Investments

	(Dollars in millions)
Balance at January 1, 2013		$1	$994	$627	$54	$323
Total realized and unrealized gains (losses):
Included in earnings:
Interest income		1	30	―	―	―
Mortgage banking income		―	―	177	(26)	―
Other noninterest income		―	―	―	―	17
Included in unrealized net holding gains (losses) in OCI		―	(7)	―	―	―
Purchases		40	―	―	―	53
Issuances		―	―	269	58	―
Sales		(23)	―	―	―	(97)
Settlements		―	(115)	(117)	(40)	(8)
Balance at September 30, 2013		$19	$902	$956	$46	$288

Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held
at September 30, 2013	$	―	$30	$177	$46	$13

	Fair Value Measurements Using Significant Unobservable Inputs
						Private
						Equity and
			Covered	Residential	Net	Similar
Nine Months Ended September 30, 2012	Trading		Securities	MSRs	Derivatives	Investments

	(Dollars in millions)
Balance at January 1, 2012		$1	$984	$563	$59	$261
Total realized and unrealized gains (losses):
Included in earnings:
Interest income		―	31	―	―	―
Mortgage banking income		―	―	(69)	309	―
Other noninterest income		―	―	―	―	10
Included in unrealized net holding gains (losses) in OCI		―	49	―	―	―
Purchases		3	―	―	―	64
Issuances		―	―	195	244	―
Sales		―	―	―	―	(25)
Settlements		―	(92)	(126)	(484)	1
Balance at September 30, 2012		$4	$972	$563	$128	$311

Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held
at September 30, 2012	$	―	$31	$(69)	$128	$13

BB&T’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of a reporting period. During the first nine months of 2013 and 2012, there were no transfers of securities between levels in the fair value hierarchy.

The majority of private equity and similar investments are in SBIC qualified funds, which primarily focus on equity and subordinated debt investments in privately-held middle market companies. The majority of these investments are not redeemable and distributions are received as the underlying assets of the funds liquidate. The timing of distributions, which are expected to occur on various dates through 2025, is uncertain and dependent on various events such as recapitalizations, refinance transactions and ownership changes among others. Excluding the investment of future funds, these investments have an estimated weighted average remaining life of approximately three years; however, the timing and amount of distributions may vary significantly. As of September 30, 2013, restrictions on the ability to sell the investments include, but are not limited to, consent of a majority member or general partner approval for transfer of ownership. These investments are spread over numerous privately-held middle market companies, and thus the sensitivity to a change in fair value for any single investment is limited. The significant unobservable inputs for these investments are EBITDA multiples that ranged from 2x to 10x, with a weighted average of 7x, at September 30, 2013.

The following table details the fair value and UPB of LHFS that were elected to be carried at fair value:

	September 30, 2013			December 31, 2012
	Fair	Aggregate		Fair	Aggregate
	Value	UPB	Difference	Value	UPB	Difference

(Dollars in millions)
LHFS reported at fair value	$2,957	$2,900	$57	$3,761	$3,652	$109

Excluding government guaranteed, there were no LHFS that were nonaccrual or 90 days or more past due and still accruing interest.

The following tables provide information about certain financial assets measured at fair value on a nonrecurring basis:

			September 30, 2013	December 31, 2012

			(Dollars in millions)
Assets that are still held (Level 3):
Impaired loans, excluding covered			$71	$137
Foreclosed real estate, excluding covered			85	107

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

	(Dollars in millions)
Negative valuation adjustments recognized:
Impaired loans, excluding covered	$1	$27	$36	$82
Foreclosed real estate, excluding covered	2	45	4	181

Additionally, accounting standards require the disclosure of the estimated fair value of financial instruments that are not recorded at fair value. A financial instrument is defined as cash, evidence of an ownership interest in an entity or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity. For the financial instruments not recorded at fair value, estimates of fair value are based on relevant market data and information about the instrument and are based on the value of one trading unit without regard to any premium or discount that may result from concentrations of ownership, possible tax ramifications, estimated transaction costs that may result from bulk sales or the relationship between various financial instruments.

No readily available market exists for a significant portion of financial instruments. Fair value estimates for these instruments are based on current economic conditions, currency and interest rate risk characteristics, loss experience and other factors. Many of these estimates involve uncertainties and matters of significant judgment and cannot be determined with precision. Therefore, the fair value estimates in many instances cannot be substantiated by comparison to independent markets and, in many cases, may not be realizable in a current sale of the instrument. In addition, changes in assumptions could significantly affect these fair value estimates. The following methods and assumptions were used in estimating the fair value of these financial instruments.

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

Long-term debt: The fair values of long-term debt are estimated based on quoted market prices for the instrument if available, or for similar instruments if not available, or by using discounted cash flow analyses, based on current incremental borrowing rates for similar types of instruments.

Contractual commitments: The fair values of commitments are estimated using the fees charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair values also consider the difference between current levels of interest rates and the committed rates. The fair values of guarantees and letters of credit are estimated based on the counterparties’ creditworthiness and average default rates for loan products with similar risks. These respective fair value measurements are categorized within Level 3 of the fair value hierarchy.

Financial assets and liabilities not recorded at fair value are summarized below:

	Carrying	Total
September 30, 2013	Amount	Fair Value	Level 2	Level 3

	(Dollars in millions)
Financial assets:
HTM securities	$13,529	$13,181	$13,178	$3
Loans and leases, net of ALLL excluding covered loans	111,589	113,415	―	113,415
Covered loans, net of ALLL	2,198	2,486	―	2,486
FDIC loss share receivable	245	(10)	―	(10)

Financial liabilities:
Deposits	127,484	127,843	127,843	―
Long-term debt	20,402	21,310	21,310	―

	Carrying	Total
December 31, 2012	Amount	Fair Value	Level 2	Level 3

	(Dollars in millions)
Financial assets:
HTM securities	$13,594	$13,848	$13,810	$38
Loans and leases, net of ALLL excluding covered loans	109,419	109,621	―	109,621
Covered loans, net of ALLL	3,166	3,661	―	3,661
FDIC loss share receivable	479	149	―	149

Financial liabilities:
Deposits	133,075	133,377	133,377	―
Long-term debt	19,114	20,676	20,676	―

The following is a summary of selected information pertaining to off-balance sheet financial instruments:

	September 30, 2013		December 31, 2012
	Notional/		Notional/
	Contract		Contract
	Amount	Fair Value	Amount	Fair Value

	(Dollars in millions)
Commitments to extend, originate or purchase credit	$44,688	$84	$41,410	$74
Residential mortgage loans sold with recourse	821	12	1,019	12
Other loans sold with recourse	4,850	13	4,970	13
Letters of credit and financial guarantees written	4,565	42	5,164	30

NOTE 14. Derivative Financial Instruments

Derivative Classifications and Hedging Relationships

		September 30, 2013				December 31, 2012
	Hedged Item or	Notional	Fair Value			Notional	Fair Value
	Transaction	Amount	Gain		Loss	Amount	Gain		Loss

		(Dollars in millions)
Cash flow hedges:
Interest rate contracts:
Pay fixed swaps	3 mo. LIBOR funding	$4,950	$	―	$(222)	$6,035	$	―	$(298)

Fair value hedges:
Interest rate contracts:
Receive fixed swaps and option trades	Long-term debt	6,322		156	―	800		182	―
Pay fixed swaps	Commercial loans	182		―	(4)	187		―	(7)
Pay fixed swaps	Municipal securities	345		―	(98)	345		―	(153)
Total		6,849		156	(102)	1,332		182	(160)

Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Receive fixed swaps		8,902		431	(20)	9,352		687	―
Pay fixed swaps		8,789		16	(460)	9,464		―	(717)
Other swaps		1,487		9	(10)	2,664		21	(23)
Option trades		453		2	(2)	423		3	(5)
Futures contracts		92		―	―	109		―	―
Risk participations		216		―	―	204		―	―
Foreign exchange contracts		383		2	(4)	534		4	(3)
Total		20,322		460	(496)	22,750		715	(748)

Mortgage banking:
Interest rate contracts:
Receive fixed swaps		218		1	(5)	114		―	(2)
Pay fixed swaps		65		―	―	―		―	―
Interest rate lock commitments		3,087		47	(1)	6,064		55	(1)
When issued securities, forward rate agreements and forward
	commitments	5,543		18	(122)	8,886		10	(19)
Option trades		340		11	―	70		6	―
Futures contracts		8		―	―	31		―	―
Total		9,261		77	(128)	15,165		71	(22)

MSRs:
Interest rate contracts:
Receive fixed swaps		5,450		45	(114)	5,178		110	(27)
Pay fixed swaps		4,931		57	(56)	5,389		7	(94)
Option trades		9,275		194	(38)	14,510		363	(88)
Futures contracts		―		―	―	30		―	―
When issued securities, forward rate agreements and forward
	commitments	1,733		7	―	2,406		2	―
Total		21,389		303	(208)	27,513		482	(209)
	Total nonhedging derivatives	50,972		840	(832)	65,428		1,268	(979)
Total derivatives		$62,771		996	(1,156)	$72,795		1,450	(1,437)

Gross amounts not offset in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements not offset due to policy election				(580)	580			(797)	797
Cash collateral (received) posted				(36)	491			(41)	607
Net amount				$380	$(85)			$612	$(33)

Assets and liabilities related to derivatives are presented on a gross basis in the Consolidated Balance Sheets. Derivatives in a gain position are recorded as Other assets, derivatives in a loss position are recorded as Other liabilities and cash collateral posted is reported as Restricted cash. Derivatives with dealer counterparties are governed by the terms of ISDA master netting agreements and Credit Support Annexes. The ISDA Agreement allows counterparties to offset trades in a gain against trades in a loss to determine net exposure and allows for the right of setoff in the event of either a default or an additional termination event. Credit Support Annexes govern the terms of daily collateral posting practices. Collateral practices mitigate the potential loss impact to affected parties by requiring liquid collateral to be posted on a scheduled basis to secure the aggregate net unsecured exposure. In addition to collateral, the right of setoff allows counterparties to offset derivative values transacted with a defaulting party with certain other contractual receivables from or obligations due to the defaulting party in determining the net termination amount. No portion of the change in fair value of the derivatives has been excluded from effectiveness testing. The ineffective portion was immaterial for all periods presented.

The Effect of Derivative Instruments on the Consolidated Statements of Income
Three Months Ended September 30, 2013 and 2012

	Effective Portion
	Pre-tax Gain			Pre-tax Gain (Loss)
	(Loss) Recognized			Reclassified from
	in AOCI		Location of Amounts	AOCI into Income
	2013	2012	Reclassified from AOCI into Income	2013	2012

	(Dollars in millions)
Cash flow hedges:
Interest rate contracts	$(13)	$(31)	Total interest income	$ ―	$2
			Total interest expense	(18)	(19)
				$(18)	$(17)

				Pre-tax Gain
				(Loss) Recognized
			Location of Amounts	in Income
			Recognized in Income	2013	2012

			(Dollars in millions)
Fair value hedges:
Interest rate contracts			Total interest income	$(6)	$(6)
Interest rate contracts			Total interest expense	34	77
Total				$28	$71

Not designated as hedges:
Client-related and other risk management:
Interest rate contracts			Other noninterest income	$5	$10
Foreign exchange contracts			Other noninterest income	(2)	2
Mortgage banking:
Interest rate contracts			Mortgage banking income	(199)	(28)
MSRs:
Interest rate contracts			Mortgage banking income	(16)	49
Total				$(212)	$33
40

The Effect of Derivative Instruments on the Consolidated Statements of Income
Nine Months Ended September 30, 2013 and 2012

	Effective Portion
	Pre-tax Gain			Pre-tax Gain (Loss)
	(Loss) Recognized		Location of Amounts	Reclassified from
	in AOCI		Reclassified from AOCI	AOCI into Income
	2013	2012	into Income	2013	2012

	(Dollars in millions)
Cash Flow Hedges:
Interest rate contracts	$207	$(83)	Total interest income	$ ―	$10
			Total interest expense	(58)	(53)
				$(58)	$(43)

			Effective Portion
				Pre-tax Gain
			Location of Amounts	(Loss) Recognized
			Recognized	in Income
			in Income	2013	2012

	(Dollars in millions)
Fair Value Hedges:
Interest rate contracts			Total interest income	$(16)	$(16)
Interest rate contracts			Total interest expense	93	258
Total				$77	$242

Not Designated as Hedges:
Client-related and other risk management:
Interest rate contracts			Other noninterest income	$19	$27
Foreign exchange contracts			Other noninterest income	6	6
Mortgage Banking:
Interest rate contracts			Mortgage banking income	(101)	11
MSRs:
Interest rate contracts			Mortgage banking income	(149)	148
Total				$(225)	$192

The following table provides a summary of derivative strategies and the related accounting treatment:

	Cash Flow Hedges	Fair Value Hedges	Derivatives Not Designated as Hedges

Risk exposure	Variability in cash flows of interest payments on floating rate business loans, overnight funding, FHLB advances, medium-term bank notes and long-term debt.	Losses in value on fixed rate long-term debt, CDs, FHLB advances, loans and state and political subdivision securities due to changes in interest rates.	Risk associated with an asset or liability, including mortgage banking operations and MSRs, or for client needs. Includes exposure to changes in market rates and conditions subsequent to the interest rate lock and funding date for mortgage loans originated for sale.

Risk management objective	Hedge the variability in the interest payments and receipts on future cash flows for forecasted transactions related to the first unhedged payments and receipts of variable interest.	Convert the fixed rate paid or received to a floating rate, primarily through the use of swaps.	For interest rate lock commitment derivatives and LHFS, use mortgage-based derivatives such as forward commitments and options to mitigate market risk. For MSRs, mitigate the income statement effect of changes in the fair value of the MSRs.

Treatment for portion that is highly effective	Recognized in OCI until the related cash flows from the hedged item are recognized in earnings.	Recognized in current period income along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged.	Entire change in fair value recognized in current period income.

Treatment for portion that is ineffective	Recognized in current period income.	Recognized in current period income.	Not applicable

Treatment if hedge ceases to be highly effective or is terminated	Hedge is dedesignated. Effective changes in value that are recorded in OCI before dedesignation are amortized to yield over the period the forecasted hedged transactions impact earnings.	If hedged item remains outstanding, termination proceeds are included in cash flows from financing activities and effective changes in value are reflected as part of the carrying value of the financial instrument and amortized to earnings over its estimated remaining life.	Not applicable

Treatment if transaction is no longer probable of occurring during forecast period or within a short period thereafter	Hedge accounting is ceased and any gain or loss in OCI is reported in earnings immediately.	Not applicable	Not applicable

	September 30,		December 31,
	2013		2012

	(Dollars in millions)
Cash flow hedges:
Net amount of unrecognized after-tax losses, including both active and terminated
hedges, on derivatives classified as cash flow hedges recorded in OCI	$8		$173
Estimated after-tax gain (loss) to be reclassified from OCI into earnings during the
next 12 months, including active hedges and hedges that were terminated early for which the forecasted transactions are still probable	(49)		(37)
Maximum length of time over which the entity has hedged a portion of its
variability in future cash flows for forecasted transactions excluding those transactions relating to the payment of variable interest on existing financial instruments.	8	yrs	― yrs

	Nine Months Ended September 30,
	2013		2012

	(Dollars in millions)
Cash flow hedges:
Pre-tax deferred gain from terminated cash flow hedges recorded in OCI	$198		$ ―

Fair value hedges:
Pre-tax deferred gain from terminated fair value hedges related to long-term debt	―		90
Pre-tax reduction of interest expense recognized from previously
unwound fair value debt hedges	67		233

Derivatives Credit Risk – Dealer Counterparties

Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable to the same counterparty. The risk of loss is addressed by subjecting dealer counterparties to credit reviews and approvals similar to those used in making loans or other extensions of credit and by requiring collateral. Dealer counterparties operate under agreements to provide cash and/or liquid collateral when unsecured loss positions exceed negotiated limits.

Derivative contracts with dealer counterparties settle on a monthly, quarterly or semiannual basis, with daily movement of collateral between counterparties required within established netting agreements. BB&T only transacts with dealer counterparties that are national market makers with strong credit ratings.

Derivatives Credit Risk – Central Clearing Parties

Certain derivatives are cleared through central clearing parties that require initial margin collateral, as well as additional collateral for trades in a net loss position. Initial margin collateral requirements are established by central clearing parties on varying bases, with such amounts generally designed to offset the risk of non-payment. Initial margin is generally calculated by applying the maximum loss experienced in value over a specified time horizon to the portfolio of existing trades. The central clearing party used for TBA transactions does not post variation margin to the bank.

	September 30,	December 31,
	2013	2012

	(Dollars in millions)
Cash collateral received from dealer counterparties	$36	$44
Derivatives in a net gain position secured by that collateral	42	42
Unsecured positions in a net gain with dealer counterparties after collateral postings	6	―

Cash collateral posted to dealer counterparties	411	603
Derivatives in a net loss position secured by that collateral	412	610
Additional collateral that would have been posted had BB&T's credit ratings
dropped below investment grade	2	10

Cash collateral, including initial margin, posted to central clearing parties	81	111
Derivatives in a net loss position secured by that collateral	134	7
Securities pledged to central clearing parties	198	―

NOTE 15. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

	(Dollars in millions, except per share data, shares in thousands)
Net income available to common shareholders	$268	$469	$1,025	$1,410

Weighted average number of common shares	704,134	699,091	702,219	698,454
Effect of dilutive outstanding equity-based awards	11,967	10,784	11,063	9,985
Weighted average number of diluted common shares	716,101	709,875	713,282	708,439

Basic EPS	$0.38	$0.67	$1.46	$2.02

Diluted EPS	$0.37	$0.66	$1.44	$1.99

Anti-dilutive awards	22,570	24,676	30,141	33,380
44

NOTE 16. Operating Segments

The following tables disclose selected financial information with respect to reportable segments for the periods indicated:

BB&T Corporation
Reportable Segments
Three Months Ended September 30, 2013 and 2012

	Community		Residential		Dealer		Specialized
	Banking		Mortgage Banking		Financial Services		Lending
	2013	2012	2013	2012	2013	2012	2013	2012

	(Dollars in millions)
Net interest income (expense)	$537	$525	$291	$286	$210	$214	$181	$181
Net intersegment interest income (expense)	262	315	(184)	(193)	(40)	(48)	(34)	(33)
Segment net interest income	799	840	107	93	170	166	147	148
Allocated provision for loan and lease losses	45	92	(28)	23	47	43	1	62
Noninterest income	311	281	96	190	1	1	60	58
Intersegment net referral fees (expense)	37	49	(1)	―	―	―	―	―
Noninterest expense	411	427	89	111	28	24	72	67
Amortization of intangibles	9	8	―	―	―	1	1	1
Allocated corporate expenses	257	256	17	14	7	8	17	20
Income (loss) before income taxes	425	387	124	135	89	91	116	56
Provision (benefit) for income taxes	157	142	47	51	34	35	33	9
Segment net income (loss)	$268	$245	$77	$84	$55	$56	$83	$47

Identifiable segment assets (period end)	$62,904	$61,294	$28,766	$28,615	$11,503	$10,316	$18,143	$18,650

					Other, Treasury		Total BB&T
	Insurance Services		Financial Services		and Corporate (1)		Corporation
	2013	2012	2013	2012	2013	2012	2013	2012

	(Dollars in millions)
Net interest income (expense)	$ ―	$1	$38	$33	$160	$243	$1,417	$1,483
Net intersegment interest income (expense)	2	1	73	86	(79)	(128)	―	―
Segment net interest income	2	2	111	119	81	115	1,417	1,483
Allocated provision for loan and lease losses	―	―	(2)	13	29	11	92	244
Noninterest income	357	334	179	184	(99)	(85)	905	963
Intersegment net referral fees (expense)	―	―	8	7	(44)	(56)	―	―
Noninterest expense	286	272	150	153	409	444	1,445	1,498
Amortization of intangibles	15	18	1	―	―	3	26	31
Allocated corporate expenses	23	20	25	26	(346)	(344)	―	―
Income (loss) before income taxes	35	26	124	118	(154)	(140)	759	673
Provision (benefit) for income taxes	13	10	47	45	119	(115)	450	177
Segment net income (loss)	$22	$16	$77	$73	$(273)	$(25)	$309	$496

Identifiable segment assets (period end)	$2,876	$3,090	$11,487	$9,088	$45,371	$50,968	$181,050	$182,021

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

BB&T Corporation
Reportable Segments
Nine Months Ended September 30, 2013 and 2012

	Community		Residential		Dealer		Specialized
	Banking		Mortgage Banking		Financial Services		Lending
	2013	2012	2013	2012	2013	2012	2013	2012

	(Dollars in millions)
Net interest income (expense)	$1,593	$1,547	$884	$850	$625	$634	$533	$522
Net intersegment interest income (expense)	829	981	(560)	(574)	(120)	(152)	(96)	(108)
Segment net interest income	2,422	2,528	324	276	505	482	437	414
Allocated provision for loan and lease losses	237	535	18	39	156	97	79	111
Noninterest income	889	828	408	547	4	5	170	163
Intersegment net referral fees (expense)	131	134	(1)	(1)	―	―	―	―
Noninterest expense	1,288	1,359	247	288	82	74	200	190
Amortization of intangibles	28	27	―	―	―	1	4	4
Allocated corporate expenses	773	768	50	41	22	27	49	58
Income (loss) before income taxes	1,116	801	416	454	249	288	275	214
Provision (benefit) for income taxes	410	291	158	172	95	110	71	43
Segment net income (loss)	$706	$510	$258	$282	$154	$178	$204	$171

Identifiable segment assets (period end)	$62,904	$61,294	$28,766	$28,615	$11,503	$10,316	$18,143	$18,650

					Other, Treasury		Total BB&T
	Insurance Services		Financial Services		and Corporate (1)		Corporation
	2013	2012	2013	2012	2013	2012	2013	2012

	(Dollars in millions)
Net interest income (expense)	$2	$2	$112	$96	$505	$730	$4,254	$4,381
Net intersegment interest income (expense)	5	3	227	250	(285)	(400)	―	―
Segment net interest income	7	5	339	346	220	330	4,254	4,381
Allocated provision for loan and lease losses	―	―	21	21	21	2	532	805
Noninterest income	1,150	997	538	532	(207)	(272)	2,952	2,800
Intersegment net referral fees (expense)	―	―	27	19	(157)	(152)	―	―
Noninterest expense	866	744	457	479	1,161	1,124	4,301	4,258
Amortization of intangibles	46	45	2	2	―	3	80	82
Allocated corporate expenses	68	59	75	71	(1,037)	(1,024)	―	―
Income (loss) before income taxes	177	154	349	324	(289)	(199)	2,293	2,036
Provision (benefit) for income taxes	59	49	131	122	228	(230)	1,152	557
Segment net income (loss)	$118	$105	$218	$202	$(517)	$31	$1,141	$1,479

Identifiable segment assets (period end)	$2,876	$3,090	$11,487	$9,088	$45,371	$50,968	$181,050	$182,021

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.
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

These and other risk factors are more fully described in this report and in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2012 under the sections entitled “Item 1A. Risk Factors” and from time to time, in other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those expressed in or implied by any forward-looking statements. Except to the extent required by applicable law or regulation, BB&T undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

Regulatory Considerations

BB&T and its subsidiaries and affiliates are subject to numerous examinations by federal and state banking regulators, as well as the SEC, FINRA, and various state insurance and securities regulators. BB&T and its subsidiaries have from time to time received requests for information from regulatory authorities in various states, including state insurance commissions and state attorneys general, securities regulators and other regulatory authorities, concerning their business practices. Such requests are considered incidental to the normal conduct of business. Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional disclosures with respect to laws and regulations affecting BB&T.

Basel III

On July 2, 2013, the FRB approved final rules that established a new comprehensive capital framework for U.S. banking organizations. These rules established a more conservative definition of capital, including the elimination of trust-preferred securities for certain institutions. The rules also revised the calculation of risk-weighted assets and the minimum capital thresholds. Based on June 30, 2013 financial information, BB&T would be considered a Standardized Approach banking organization and must comply with the new requirements beginning on January 1, 2015. Institutions with greater than $250 billion in assets or $10 billion in foreign assets would be considered an Advanced Approach banking organization, which requires a more conservative calculation of risk-weighted assets, with a compliance date of January 1, 2014. Among other requirements, the minimum required common equity Tier 1 ratio, including the capital conservation buffer, will gradually increase from 4.5% on January 1, 2015 to 7.0% on January 1, 2019.

For BB&T, the final rules eased the requirements for determining risk-weighted assets when compared to the previously proposed requirements. Specifically, more conservative risk-weighting of certain residential mortgage loans and the requirement to recognize in capital the value of unrecognized gains and losses in AFS securities were not retained.

Dodd-Frank Act

A U.S. Federal District Court judge recently ruled against the debit card interchange fee limits imposed by the FRB as a result of the Dodd-Frank Act, resulting in the potential for further reductions to these caps. If upheld, the revised limits are expected to reduce annual revenue by approximately $80 million to $110 million.

Critical Accounting Policies

The accounting and reporting policies of BB&T are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. BB&T’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Different assumptions in the application of these policies could result in material changes in the consolidated financial position and/or consolidated results of operations and related disclosures. The more critical accounting and reporting policies include accounting for the ACL, determining fair value of financial instruments, intangible assets, costs and benefit obligations associated with pension and postretirement benefit plans, and income taxes. Understanding BB&T’s accounting policies is fundamental to understanding the consolidated financial position and consolidated results of operations. Accordingly, the critical accounting policies are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2012. Significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in detail in Note 1 in the “Notes to Consolidated Financial Statements” in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no changes to the significant accounting policies during 2013. Additional disclosures regarding the effects of new accounting pronouncements are included in Note 1 “Basis of Presentation” included herein.

Executive Summary

Consolidated net income available to common shareholders for the third quarter of 2013 was $268 million, down 42.9%, compared to $469 million earned during the same period in 2012. On a diluted per common share basis, earnings for the third quarter of 2013 were $0.37, down 43.9% compared to $0.66 for the same period in 2012. BB&T’s results of operations for the third quarter of 2013 produced an annualized return on average assets of 0.68% and an annualized return on average common shareholders’ equity of 5.44% compared to prior year ratios of 1.10% and 9.94%, respectively.

As previously announced, financial results for the third quarter of 2013 were negatively impacted by a ruling issued by the U.S. Court of Federal Claims on September 20, 2013 regarding the IRS’s disallowance of tax deductions and foreign tax credits taken in connection with a financing transaction entered into by BB&T in 2002. Based on the court’s decision and an evaluation of other tax-related matters, a $235 million adjustment for uncertain income tax positions was recognized. Excluding the impact of this adjustment, diluted EPS was $0.70 for the third quarter of 2013, and the adjusted results of operations for the third quarter of 2013 produced an annualized return on average assets of 1.20% and an annualized return on average common shareholders’ equity of 10.22%. See non-GAAP Information on page 80.

Total revenues were $2.4 billion for the third quarter of 2013, down $124 million compared to the third quarter of 2012. The decrease in total revenues included a $66 million decrease in taxable-equivalent net interest income and a $58 million decrease in noninterest income. The decrease in taxable-equivalent net interest income reflects an $82 million decrease in interest income primarily driven by lower yields on new loans and securities and covered loan run-off, partially offset by a $16 million decrease in funding costs compared to the same quarter of the prior year. NIM was 3.68%, down 26 basis points compared to the third quarter of 2012.

The decrease in noninterest income reflects declines in mortgage banking and other income totaling $94 million and $22 million, respectively. These decreases were partially offset by a $22 million increase in insurance income and a $16 million improvement in FDIC loss share income. The decrease in mortgage banking income was driven by a reduction in margins due to competition. The decrease in other income includes $14 million of increased net losses on affordable housing investments and $8 million in lower income related to assets for certain post-employment benefits, which is offset in personnel expense. The increase in insurance income is primarily attributable to improved market conditions compared to the prior year, and the improvement in FDIC loss share income primarily reflects lower negative accretion as the indemnification asset continues to decline.

The provision for credit losses, excluding covered loans, declined $154 million, or 63.1%, compared to the third quarter of 2012, as improved credit quality resulted in lower provision expense. Net charge-offs, excluding covered loans, for the third quarter of 2013 were $161 million lower than the third quarter of 2012, a decline of 53.1%. The reserve release was $52 million for the third quarter of 2013 compared to $59 million in the same quarter of the prior year.

Noninterest expense was $1.5 billion for the third quarter of 2013, a decrease of $58 million, or 3.8%, compared to the third quarter of 2012. Foreclosed property expense declined $40 million, reflecting lower write-downs, losses and carrying costs associated with a lower level of foreclosed property. Merger-related and restructuring charges decreased $39 million compared to the third quarter of 2012, primarily due to merger charges associated with the BankAtlantic acquisition recognized during the earlier period. Lower mortgage repurchase expense in the current period drove a $15 million decrease in loan-related expense compared to the earlier quarter. These declines in noninterest expense were partially offset by increases in professional services and occupancy and equipment expense totaling $24 million and $11 million, respectively. The increase in professional services included a $16 million increase in professional services related to certain systems and process-related enhancements, while the increase in occupancy and equipment expense reflects increased IT equipment expense and other rent adjustments recognized during the current quarter.

The provision for income taxes was $450 million for the third quarter of 2013, compared to $177 million for the third quarter of 2012. The effective tax rate for the third quarter of 2013 was 59.3%, compared to 26.3% for the prior year’s third quarter. The increase in the effective tax rate was primarily due to the $235 million adjustment for uncertain income tax positions described previously. Excluding the impact of this adjustment, the effective tax rate for the third quarter of 2013 was 28.3%, compared to 26.3% in the same quarter of the prior year. The increase in the adjusted effective income tax rate resulted from deferred income tax expense recorded in the third quarter of 2013 related to a reduction in the North Carolina state income tax rate as BB&T is in a net deferred tax asset position, and a higher level of pre-tax earnings relative to permanent tax differences in 2013 compared to 2012.

NPAs, excluding covered foreclosed real estate, decreased $114 million compared to June 30, 2013, and $374 million compared to December 31, 2012. The decrease in NPAs over the nine months ended September 30, 2013 reflects a $350 million reduction in NPLs and a $24 million decline in foreclosed property. At September 30, 2013, NPAs represented 0.65% of total assets, excluding covered assets, which is its lowest level since 2007.

Average loans held for investment for the third quarter of 2013 totaled $115.1 billion, up $876 million, or 3.0%, compared to the second quarter of 2013. The increase in average loans held for investment was driven by strong growth in the other lending subsidiaries and sales finance portfolios, along with steady growth in the direct retail lending portfolio.

Average deposits for the third quarter of 2013 decreased $2.0 billion, or 6.2% on an annualized basis, compared to the prior quarter. Deposit mix continued to improve during the quarter as average noninterest-bearing deposits grew $658 million, while average certificates and other deposits decreased $2.5 billion. The cost of interest-bearing deposits was 0.31% for the third quarter of 2013, a decrease of one basis point from the second quarter and 11 basis points compared to the same period of 2012.

Total shareholders’ equity increased $871 million compared to December 31, 2012, which reflects net proceeds of $487 million from the issuance of Tier 1 qualifying non-cumulative perpetual preferred stock in the second quarter, and net income of $1.1 billion offset by common and preferred dividends totaling $485 million and $80 million, respectively. These increases were partially offset by a $301 million change in AOCI, which primarily reflects a decrease in unrealized net gains on available for sale securities totaling $493 million, and a $165 million decrease in unrealized net losses on cash flow hedges, both of which relate to the increase in certain interest rates during the nine months ended September 30, 2013.

The Tier 1 common ratio, Tier 1 risk-based capital and total risk-based capital ratios were 9.4%, 11.3% and 13.9% at September 30, 2013, respectively. These risk-based capital ratios remain well above regulatory standards for well-capitalized banks. As of September 30, 2013, measures of tangible capital were not required by the regulators and, therefore, were considered non-GAAP measures. Refer to the section titled “Capital Adequacy and Resources” herein for a discussion of how BB&T calculates and uses these measures in the evaluation of the Company and adjustments made to certain regulatory capital ratios previously presented.

On October 11, 2013, BB&T sold a consumer lending subsidiary with approximately $500 million in loans. The gain on the sale is estimated at $25 - 30 million, which is subject to customary post-closing adjustments. In connection with this sale, BB&T expects to incur conversion costs of up to $5 million.

Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2012, for additional information with respect to BB&T’s recent accomplishments and significant challenges.

Analysis Of Results Of Operations

The following table sets forth selected financial ratios for the last five calendar quarters.

Table 1
Annualized Profitability Measures

	Three Months Ended
		Adjusted (1)			Adjusted (1)
	9/30/13	9/30/13	6/30/13	3/31/13	3/31/13	12/31/12	9/30/12
Rate of return on:
Average assets	0.68%	1.20%	1.27%	0.57%	1.20%	1.20%	1.10%
Average common shareholders’ equity	5.44	10.22	11.39	4.44	10.34	10.51	9.94
NIM (FTE)	3.68	N/A	3.70	3.76	N/A	3.84	3.94

(1)	Calculated excluding the impact of the adjustments for uncertain income tax positions of $281 million and $235 million recorded in the first and third quarters of 2013, respectively. For additional information, see Non-GAAP Information on page 80.

Consolidated net income available to common shareholders for the first nine months of 2013 totaled $1.0 billion, compared to $1.4 billion earned during the corresponding period of the prior year. Financial results for the first nine months of 2013 were negatively impacted by adjustments to the provision for income taxes totaling $516 million that were recorded in connection with the previously described court decision and an evaluation of other tax-related matters. On a diluted per common share basis, earnings for the first nine months of 2013 were $1.44 ($2.16 excluding the tax adjustment) compared to $1.99 earned during the first nine months of 2012. BB&T’s results of operations for the first nine months of 2013 produced an annualized return on average assets of 0.84% (1.22% adjusted) and an annualized return on average common shareholders’ equity of 7.10% (10.55% adjusted), compared to prior year returns of 1.12% and 10.30%, respectively. See Non-GAAP Information on page 80.

Net Interest Income and NIM

Third Quarter 2013 compared to Third Quarter 2012

Net interest income on a FTE basis was $1.5 billion for the third quarter of 2013, a decrease of 4.3% compared to the same period in 2012. The decrease in net interest income was driven by an $82 million decrease in interest income, partially offset by a $16 million decrease in funding costs compared to the same quarter of the prior year. For the three months ended September 30, 2013, average earning assets increased $3.1 billion, or 2.0%, compared to the same period of 2012, while average interest-bearing liabilities decreased $4.1 billion, or 3.3%. The NIM was 3.68% for the third quarter of 2013, compared to 3.94% for the same period of 2012. The 26 basis point decline in the NIM was primarily driven by lower yields on new loans and securities, and covered loan run-off, partially offset by lower funding costs.

The annualized FTE yield on the average securities portfolio for the third quarter of 2013 was 2.56%, which was eight basis points lower than the annualized yield earned during the third quarter of 2012, driven by a decline in the benefit of higher-yielding covered securities.

The annualized FTE yield for the total loan portfolio for the third quarter of 2013 was 4.82%, compared to 5.23% in the third quarter of 2012. The decrease in the FTE yield on the total loan portfolio was primarily due to covered loan run-off and lower yields on new loans due to the continued low interest rate environment.

The annualized cost of interest-bearing deposits for the third quarter of 2013 was 0.31%, compared to 0.42% for the same period in the prior year, reflecting management’s ability to lower rates on all categories of interest-bearing deposit products.

For the third quarter of 2013, the average annualized FTE rate paid on short-term borrowings was 0.13% compared to 0.25% during the third quarter of 2012. The average annualized rate paid on long-term debt for the third quarter of 2013 was 3.05%, compared to 2.64% for the same period in 2012. The increase in the average rate paid on long-term debt reflects the impact of $26 million in accelerated amortization of deferred hedge gains and issuance costs in the third quarter of 2012 resulting from the redemption of the Company’s trust preferred securities.

Management expects NIM to decrease by five to ten basis points in the fourth quarter of 2013 as a result of lower rates on new earning assets, the runoff of covered loans, tighter retail credit spreads, and the sale of a subsidiary with loans totaling approximately $500 million. These negative factors are expected to be partially offset by lower funding costs and anticipated favorable funding and asset mix changes.

Nine Months of 2013 compared to Nine Months of 2012

Net interest income on a FTE basis was $4.4 billion for the nine months ended September 30, 2013, a decrease of $128 million, or 2.8%, compared to the same period in 2012. The decrease in net interest income reflects a $252 million decrease in interest income, which was partially offset by a $124 million decline in funding costs. For the nine months ended September 30, 2013, average earning assets increased $4.7 billion, or 3.1%, compared to the same period of 2012, while average interest-bearing liabilities decreased $3.6 billion, or 2.9%. The NIM was 3.71% for the nine months ended September 30, 2013, compared to 3.94% for the same period of 2012. The 23 basis point decrease in the NIM was due to lower yields on new loans and runoff of covered assets, partially offset by lower funding costs.

The annualized FTE yield on the average securities portfolio for the nine months ended September 30, 2013 was 2.51%, a decrease of 15 basis points compared to the annualized yield earned during the same period of 2012, which primarily reflects a change in the mix of the securities portfolio driven by continued runoff of higher yielding securities.

The annualized FTE yield for the total loan portfolio for the nine months ended September 30, 2013 was 4.92% compared to 5.41% in the corresponding period of 2012. The decrease in the FTE yield on the total loan portfolio was primarily due to lower yields on new loans due to the low interest-rate environment and the runoff of covered loans.

The average annualized cost of interest-bearing deposits for the nine months ended September 30, 2013 was 0.33% compared to 0.45% for the same period in the prior year, reflecting management’s ability to lower rates on all categories of interest-bearing deposit products.

For the nine months ended September 30, 2013, the average annualized FTE rate paid on short-term borrowings was 0.16%, a 10 basis point decline from the rate paid for the same period of 2012. The average annualized rate paid on long-term debt for the nine months of 2013 was 3.17% compared to 2.95% for the same period in 2012. The increase in the average rate paid on long-term debt is due to the prior period positive impact of accelerated amortization from certain derivatives that were unwound in a gain position.

The following tables set forth the major components of net interest income and the related annualized yields and rates for the three and nine months ended September 30, 2013 compared to the same periods in 2012, as well as the variances between the periods caused by changes in interest rates versus changes in volumes. Changes attributable to the mix of assets and liabilities have been allocated proportionally between the changes due to rate and the changes due to volume.

Table 2-1
FTE Net Interest Income and Rate / Volume Analysis (1)
Three Months Ended September 30, 2013 and 2012

	Average Balances (6)		Annualized Yield/Rate		Income/Expense		Increase	Change due to
	2013	2012	2013	2012	2013	2012	(Decrease)	Rate	Volume

	(Dollars in millions)
Assets
Total securities, at amortized cost (2)
GSE securities	$5,876	$1,078	1.90%	1.42%	$28	$4	$24	$2	$22
MBS issued by GSE	27,050	30,338	2.01	2.00	135	151	(16)	1	(17)
States and political subdivisions	1,835	1,848	5.79	5.83	27	27	―	―	―
Non-agency MBS	277	325	5.75	5.55	4	5	(1)	―	(1)
Other securities	463	500	1.44	1.65	2	2	―	―	―
Covered securities	1,046	1,171	14.37	15.12	38	44	(6)	(2)	(4)
Total securities	36,547	35,260	2.56	2.64	234	233	1	1	―
Other earning assets (3)	2,173	3,049	1.49	1.07	8	8	―	3	(3)
Loans and leases, net of unearned income (4)(5)
Commercial:
Commercial and industrial	38,446	37,516	3.58	3.89	346	367	(21)	(30)	9
CRE - other	11,344	10,823	3.66	3.83	105	104	1	(5)	6
CRE - residential ADC	1,022	1,534	4.44	3.78	11	14	(3)	2	(5)
Direct retail lending	16,112	15,520	4.67	4.81	188	187	1	(6)	7
Sales finance	8,992	7,789	3.06	3.85	69	75	(6)	(17)	11
Revolving credit	2,308	2,234	8.60	8.39	50	47	3	1	2
Residential mortgage	23,403	23,481	4.24	4.28	249	252	(3)	(2)	(1)
Other lending subsidiaries	11,018	9,998	10.09	10.80	280	271	9	(19)	28
Total loans and leases held for investment (excluding covered loans)	112,645	108,895	4.59	4.82	1,298	1,317	(19)	(76)	57
Covered	2,502	3,826	16.78	18.21	106	175	(69)	(13)	(56)
Total loans and leases held for investment	115,147	112,721	4.85	5.27	1,404	1,492	(88)	(89)	1
LHFS	3,118	2,888	3.73	3.35	30	25	5	3	2
Total loans and leases	118,265	115,609	4.82	5.23	1,434	1,517	(83)	(86)	3
Total earning assets	156,985	153,918	4.25	4.55	1,676	1,758	(82)	(82)	―
Nonearning assets	23,378	25,388
Total assets	$180,363	$179,306

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$18,826	$20,157	0.07	0.12	4	7	(3)	(3)	―
Money market and savings	48,676	47,500	0.12	0.19	15	22	(7)	(8)	1
Certificates and other time deposits	25,562	30,727	0.83	0.99	53	76	(23)	(11)	(12)
Foreign deposits - interest-bearing	640	321	0.06	0.12	―	―	―	―	―
Total interest-bearing deposits	93,704	98,705	0.31	0.42	72	105	(33)	(22)	(11)
Short-term borrowings	4,637	3,478	0.13	0.25	2	3	(1)	(2)	1
Long-term debt	19,447	19,682	3.05	2.64	148	130	18	20	(2)
Total interest-bearing liabilities	117,788	121,865	0.75	0.78	222	238	(16)	(4)	(12)
Noninterest-bearing deposits	34,244	29,990
Other liabilities	6,192	7,326
Shareholders’ equity	22,139	20,125
Total liabilities and shareholders’ equity	$180,363	$179,306
Average interest rate spread			3.50%	3.77%
NIM/net interest income			3.68%	3.94%	$1,454	$1,520	$(66)	$(78)	$12
Taxable-equivalent adjustment					$37	$37

(1)	Yields are stated on a FTE basis assuming tax rates in effect for the periods presented.
(2)	Total securities include AFS securities and HTM securities.
(3)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, trading securities, FHLB stock and other earning assets.
(4)	Loan fees, which are not material for any of the periods shown, are included for rate calculation purposes.
(5)	NPLs are included in the average balances.
(6)	Excludes basis adjustments for fair value hedges.
53

Table 2-2
FTE Net Interest Income and Rate / Volume Analysis (1)
Nine Months Ended September 30, 2013 and 2012

	Average Balances (6)		Annualized Yield/Rate		Income/Expense		Increase	Change due to
	2013	2012	2013	2012	2013	2012	(Decrease)	Rate	Volume

	(Dollars in millions)
Assets
Total securities, at amortized cost (2)
GSE securities	$5,215	$984	1.89%	1.49%	$74	$10	$64	$4	$60
MBS issued by GSE	27,792	31,415	1.97	2.06	410	485	(75)	(20)	(55)
States and political subdivisions	1,836	1,854	5.80	5.84	80	81	(1)	(1)	―
Non-agency MBS	288	358	5.63	5.78	12	16	(4)	―	(4)
Other securities	469	510	1.46	1.67	5	7	(2)	(2)	―
Covered securities	1,088	1,196	13.33	13.89	109	124	(15)	(5)	(10)
Total securities	36,688	36,317	2.51	2.66	690	723	(33)	(24)	(9)
Other earning assets (3)	2,543	3,352	1.52	0.83	29	21	8	14	(6)
Loans and leases, net of unearned income (4)(5)
Commercial:
Commercial and industrial	38,243	36,613	3.67	3.99	1,050	1,095	(45)	(92)	47
CRE - other	11,392	10,694	3.73	3.81	318	305	13	(7)	20
CRE - residential ADC	1,126	1,755	4.29	3.67	36	48	(12)	7	(19)
Direct retail lending	15,936	15,103	4.69	4.89	558	553	5	(23)	28
Sales finance	8,454	7,665	3.26	4.05	206	232	(26)	(48)	22
Revolving credit	2,285	2,196	8.53	8.42	146	138	8	2	6
Residential mortgage	23,470	22,221	4.24	4.42	746	738	8	(31)	39
Other lending subsidiaries	10,475	9,348	10.47	11.15	821	780	41	(49)	90
Total loans and leases held for investment (excluding covered loans)	111,381	105,595	4.66	4.92	3,881	3,889	(8)	(241)	233
Covered	2,829	4,235	17.10	18.89	362	599	(237)	(53)	(184)
Total loans and leases held for investment	114,210	109,830	4.96	5.46	4,243	4,488	(245)	(294)	49
LHFS	3,494	2,772	3.46	3.49	91	73	18	(1)	19
Total loans and leases	117,704	112,602	4.92	5.41	4,334	4,561	(227)	(295)	68
Total earning assets	156,935	152,271	4.30	4.65	5,053	5,305	(252)	(305)	53
Nonearning assets	24,247	24,454
Total assets	$181,182	$176,725

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$19,419	$19,928	0.08	0.13	12	19	(7)	(7)	―
Money market and savings	48,417	46,578	0.13	0.19	48	66	(18)	(21)	3
Certificates and other time deposits	27,497	31,620	0.86	1.05	176	248	(72)	(42)	(30)
Foreign deposits - interest-bearing	658	156	0.09	0.10	―	―	―	―	―
Total interest-bearing deposits	95,991	98,282	0.33	0.45	236	333	(97)	(70)	(27)
Short-term borrowings	4,659	3,431	0.16	0.26	6	7	(1)	(3)	2
Long-term debt	18,811	21,310	3.17	2.95	446	472	(26)	33	(59)
Total interest-bearing liabilities	119,461	123,023	0.77	0.88	688	812	(124)	(40)	(84)
Noninterest-bearing deposits	33,456	27,943
Other liabilities	6,514	6,857
Shareholders’ equity	21,751	18,902
Total liabilities and shareholders’ equity	$181,182	$176,725
Average interest rate spread			3.53%	3.77%
NIM/net interest income			3.71%	3.94%	$4,365	$4,493	$(128)	$(265)	$137
Taxable-equivalent adjustment					$111	$112

(1)	Yields are stated on a FTE basis assuming tax rates in effect for the periods presented.
(2)	Total securities include AFS securities and HTM securities.
(3)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, trading securities, FHLB stock and other earning assets.
(4)	Loan fees, which are not material for any of the periods shown, are included for rate calculation purposes.
(5)	NPLs are included in the average balances.
(6)	Excludes basis adjustments for fair value hedges.
54

FDIC Loss Share Receivable and the Net Revenue Impact from Covered Assets

The following tables provide information related to the FDIC loss share receivable and the net revenue related to covered loans and securities as a result of the Colonial acquisition. The tables exclude amounts related to other assets acquired and liabilities assumed in the acquisition.

Table 3
FDIC Loss Share Receivable

	September 30, 2013		December 31, 2012
Attributable to:	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in millions)
Covered loans	$906	$627	$1,107	$751
Covered securities	(566)	(521)	(553)	(502)
Aggregate loss calculation	(95)	(116)	(75)	(100)
FDIC loss share receivable	$245	$(10)	$479	$149

Table 4
Revenue, Net of Provision, Impact from Covered Assets

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012		2013	2012

	(Dollars in millions)
Interest income-covered loans	$106		$175	$362	$599
Interest income-covered securities	38		44	109	124
Total interest income-covered assets	144		219	471	723
Provision for covered loans	(2)		―	(16)	(17)
OTTI for covered securities	―		―	―	(4)
FDIC loss share income, net	(74)		(90)	(218)	(221)
Adjusted net revenue	$68		$129	$237	$481

FDIC loss share income, net
Offset to provision for covered loans	$2	$	―	$13	$14
Accretion due to credit loss improvement	(62)		(73)	(195)	(197)
Offset to OTTI for covered securities	―		―	―	3
Accretion for securities	(14)		(17)	(36)	(41)
Total	$(74)		$(90)	$(218)	$(221)

Third Quarter 2013 compared to Third Quarter 2012

Interest income on covered loans and securities for the third quarter of 2013 decreased $75 million compared to the third quarter of 2012, primarily due to decreased interest income on covered loans of $69 million, reflecting lower average covered loan balances and a lower yield. The yield on covered loans for the third quarter of 2013 was 16.78% compared to 18.21% in 2012. The decline in yield is primarily the result of changes in the remaining loan mix. Interest income on covered securities in the current quarter was $6 million lower than the third quarter of 2012 primarily due to duration adjustments in each quarter.

FDIC loss share income, net was a negative $74 million for the third quarter of 2013, a $16 million improvement compared to the third quarter of 2012, which primarily reflects lower negative accretion as the FDIC indemnification asset attributable to covered loans continues to decline.

Nine Months of 2013 compared to Nine Months of 2012

Interest income for the nine months ended September 30, 2013 on covered loans and securities decreased $252 million compared to the nine months ended September 30, 2012. The decrease was primarily due to average loan balances, which were 33.2% lower for the nine-months of 2013 compared to 2012. The yield on covered loans for the nine months ended September 30, 2013 was 17.10%, compared to 18.89% in the corresponding period of 2012. At September 30, 2013, the accretable yield balance on these loans was $565 million. Accretable yield represents the excess of future cash flows above the current net carrying amount of loans and will be recognized into income over the remaining life of the covered and acquired loans.

The provision for covered loans was $16 million for the nine months ended September 30, 2013, compared to $17 million for the same period of the prior year.

FDIC loss share income, net was a negative $218 million for the nine months ended September 30, 2013, compared to a negative $221 million for the corresponding period of the prior year.

Provision for Credit Losses

Third Quarter 2013 compared to Third Quarter 2012

The provision for credit losses totaled $92 million (including a $2 million provision for covered loans) for the third quarter of 2013, compared to $244 million (with no provision for covered loans) for the third quarter of 2012. The decrease in the overall provision for credit losses was driven by provision decreases related to the commercial and industrial, residential mortgage, and direct retail lending portfolios. The improvement in the commercial and industrial portfolio reflects improving loss frequency factors and credit metrics. The decrease in the provision for credit losses related to the residential mortgage and direct retail lending portfolios primarily reflects improved delinquency rates and loss severity factors.

Net charge-offs, excluding covered loans, were $161 million lower than the third quarter of 2012. This decrease in net charge-offs was broad-based in nature, with significant declines in net charge-offs related to the commercial and industrial, CRE – other and CRE – residential ADC, direct retail lending and residential mortgage portfolios. Net charge-offs were 0.48% of average loans and leases on an annualized basis (0.49% excluding covered loans) for the third quarter of 2013, compared to 1.05% of average loans and leases (1.08% excluding covered loans) for the same period in 2012. Management expects that net charge-offs will be at the lower end of the normalized range for net charge-offs (which ranges from 55 to 75 basis points) with some potential for outperformance over time. Net charge-offs during the fourth quarter may reflect normal consumer seasonality.

Nine Months of 2013 compared to Nine Months of 2012

The provision for credit losses totaled $532 million (including $16 million for covered loans) for the nine months ended September 30, 2013, compared to $805 million (including $17 million for covered loans) for the same period of 2012. The improvement in the provision for credit losses was driven by decreases in the provision related to the direct retail lending and commercial and industrial portfolios totaling $191 million and $166 million, respectively. The decrease in the direct retail lending provision reflects improvements in credit metrics and economic factors considered in the allowance estimation process, as well as improvement in loss frequency and estimated losses related to TDRs. The decrease in the provision related to the commercial and industrial portfolio primarily reflects improvement in credit metrics and economic factors. The improvements in the provision for credit losses described above were partially offset by increases in certain other loan portfolios, which primarily reflect a normalization of loss frequency estimates.

Net charge-offs, excluding covered loans, for the nine months ended September 30, 2013 were $333 million lower than the comparable period of the prior year. The decrease in net charge-offs was broad based, with significant reductions in the CRE – residential ADC, CRE – other, commercial and industrial and direct retail lending portfolios totaling $102 million, $99 million, $58 million and $53 million, respectively. Net charge-offs for the other lending subsidiaries portfolio increased modestly when compared to the prior comparable period. Net charge-offs were 0.74% of average loans and leases on an annualized basis (or 0.73% excluding covered loans) for the nine months ended September 30, 2013 compared to 1.18% of average loans and leases (or 1.19% excluding covered loans) for the same period in 2012.

Noninterest Income

Third Quarter 2013 compared to Third Quarter 2012

Noninterest income was $905 million for the third quarter of 2013, a decrease of $58 million, or 6.0%, compared to the earlier quarter. The decrease in noninterest income was driven by decreases in mortgage banking and other income. These decreases were partially offset by an increase in insurance income, an improvement in FDIC loss share income, and an increase in service charges on deposits.

Mortgage banking income was $94 million lower than the earlier quarter, which primarily reflects reductions in margins driven by increased competition. Other income declined $22 million compared to the earlier quarter, primarily the result of a $14 million increase in net losses on affordable housing investments and $8 million in lower income related to assets for certain post-employment benefits, which is offset in personnel expense. These decreases were partially offset by a $22 million increase in insurance income, which reflects improved market conditions compared to the earlier quarter, a $16 million improvement in FDIC loss share income, and a $10 million increase in service charges on deposits. The increase in services charges on deposits primarily reflects increased overdraft fees and a reclassification of certain fee waivers to checkcard fees and other income.

Other categories of noninterest income, including investment banking and brokerage fees and commissions, bankcard fees and merchant discounts, checkcard fees, trust and investment advisory revenues, income from bank-owned life insurance and securities gains (losses), totaled $285 million for the three months ended September 30, 2013, compared to $275 million for the same period of 2012.

Nine Months of 2013 compared to Nine Months of 2012

Noninterest income for the nine months ended September 30, 2013 totaled $3.0 billion, compared to $2.8 billion for the same period in 2012, an increase of $152 million, or 5.4%. This improvement was primarily driven by increases in insurance income, securities gains (losses) and other income totaling $149 million, $58 million, and $21 million, respectively. In addition, bankcard fees and merchant discounts, checkcard fees, trust and investment advisory revenues, and investment banking and brokerage fees and commissions also reflect significant growth compared to the earlier period. These increases were partially offset by a decline in mortgage banking income compared to the same period of the prior year.

Insurance income, which is BB&T’s largest source of noninterest income, totaled $1.1 billion for the nine months ended September 30, 2013, an increase of $149 million, or 14.9%, compared to the corresponding period of 2012. This increase primarily reflects the impact of the acquisition of Crump Insurance on April 2, 2012, firming market conditions for insurance premiums, and a $13 million experience-based refund of reinsurance premiums that was received in the second quarter of 2013.

Net securities gains for the nine months ended September 30, 2013 totaled $46 million, compared to a net securities loss of $12 million in the corresponding period of the prior year. Other income for the nine months ended September 30, 2013 totaled $229 million, an increase of $21 million compared to the prior period. This increase was primarily driven by $16 million in higher income related to operating leases within the equipment finance leasing business and $7 million in higher income related to assets for certain post-employment benefits, which was offset by higher personnel expense.

Bankcard fees and merchant discounts increased $16 million, or 9.1%, and checkcard fees increased $13 million, or 9.6%, both driven by increased transaction volumes compared to the prior period. Trust and investment advisory revenues increased $11 million, or 8.0%, primarily due to a transfer of a product line that was previously included in investment banking and brokerage fees and commissions. Investment banking and brokerage fees and commissions for the nine months ended September 30, 2013 totaled $282 million, up $15 million, or 5.6%, compared to the corresponding period of the prior year, which primarily reflects higher retail investment commission income driven by an increase in assets under management, partially offset by the transfer of a product line to trust and investment advisory revenues.

Mortgage banking income totaled $465 million for the nine months ended September 30, 2013, a decrease of $144 million compared to the amount earned in the corresponding period of 2012. Primary drivers of this decrease include a $108 million decline in residential mortgage production revenues and a $50 million decrease in net mortgage servicing rights’ valuation adjustments.

Other categories of noninterest income, including service charges on deposits, income from bank-owned life insurance, and FDIC loss share income totaled $296 million during the nine months ended September 30, 2013, compared with $283 million for the same period of 2012.

Noninterest Expense

Third Quarter 2013 compared to Third Quarter 2012

Noninterest expense was $1.5 billion for the third quarter of 2013, a decrease of $58 million, or 3.8%, compared to the earlier quarter. Primary drivers of the decline in noninterest expense include decreases in foreclosed property expense, merger-related and restructuring charges, and loan-related expense totaling $40 million, $39 million and $15 million, respectively. These declines in noninterest expense were partially offset by increases in professional services and occupancy and equipment expense totaling $24 million and $11 million, respectively.

The decrease in foreclosed property expense reflects lower write-downs, losses and carrying costs associated with a lower level of foreclosed property. The decrease in merger-related and restructuring charges primarily relates to merger charges associated with the BankAtlantic acquisition that were incurred during the earlier period. The decrease in loan-related expense was primarily driven by $28 million in expenses related to better identification of unrecoverable costs associated with investor-owned loans in the earlier quarter.

The increase in professional services included a $16 million increase in expenses related to certain systems and process-related enhancements and $8 million in higher legal fees, while the increase in occupancy and equipment expense reflects increased IT equipment expense and other rent adjustments recognized during the current quarter.

Personnel expense, the largest component of noninterest expense, totaled $805 million, an increase of $8 million compared to the third quarter of the prior year. The increase in personnel expense was primarily driven by a $22 million increase in salaries arising from normal salary increases and job class changes, partially offset by a $14 million decrease in incentives, equity-based compensation and fringe benefits.

Other categories of noninterest expenses, including regulatory charges, software expense, amortization of intangibles and other expense totaled $341 million for the current quarter compared to $348 million for the same period of 2012.

Nine Months of 2013 compared to Nine Months of 2012

Noninterest expenses totaled $4.4 billion for the nine months ended September 30, 2013, an increase of $41 million, or 0.9%, over the same period a year ago. Primary drivers for the increase in noninterest expense include higher personnel, occupancy and equipment, professional services and other expense. These increases were partially offset by declines in foreclosed property expense, merger-related and restructuring charges, and loan-related expense.

Personnel expense was $2.5 billion for the nine months ended September 30, 2013, an increase of $164 million, or 7.1% from the earlier period. The acquisitions of Crump Insurance and BankAtlantic were the primary drivers for the increase in personnel expense. Other factors driving the increase include increased production based incentives and lower capitalized salaries as certain mortgage production that was directed to the held for investment portfolio in the prior year was directed to the held for sale portfolio in 2013.

Occupancy and equipment expense totaled $518 million for the nine months ended September 30, 2013, an increase of $40 million, or 8.4%. This increase largely relates to the Crump Insurance and BankAtlantic acquisitions. Professional services totaled $143 million for the nine months ended September 30, 2013, an increase of $33 million or 30.0%, compared to the prior year period. This increase was largely driven by systems and process-related enhancements as well as other project-related expenses. Other expense totaled $678 million for the nine months ended September 30, 2013, compared to $659 million for the prior year period. Primary drivers for this increase include higher project-related expenses, lower of cost or fair value adjustments on certain owned real estate, and increased depreciation expense related to assets used in the equipment finance leasing business. These increases were partially offset by a decrease in advertising and marketing expense and a loss on the sale of a leveraged lease that was recorded during the nine months ended September 30, 2012.

Foreclosed property expense for the nine months ended September 30, 2013 totaled $44 million, compared to $218 million for the same period in 2012, a decrease of $174 million, or 79.8%. Foreclosed property expense was lower due to fewer losses and write-downs, and lower maintenance costs due to a reduction in inventory compared to the prior year.

Merger-related and restructuring charges decreased $21 million compared to the prior period, primarily the result of merger-related charges associated with the acquisition of BankAtlantic on July 31, 2012. Loan-related expense totaled $191 million for the nine months ended September 30, 2013, a decrease of $19 million compared to the prior period. This decrease was primarily driven by improvements in mortgage repurchase expense. Regulatory charges totaled $110 million for the nine months ended September 30, 2013, compared to $124 million for the same period in 2012, a decrease of $14 million, or 11.3%, which reflects improved credit quality that led to lower deposit insurance premiums.

Other categories of noninterest expenses, including software expense and amortization of intangibles totaled $195 million for the nine months ended September 30, 2013 compared to $182 million for the same period of 2012.

Provision for Income Taxes

Third Quarter 2013 compared to Third Quarter 2012

The provision for income taxes was $450 million for the third quarter of 2013, compared to $177 million for the earlier quarter. This produced an effective tax rate for the third quarter of 59.3%, compared to 26.3% for the same quarter of the prior year. The increase in the effective tax rate was primarily due to the $235 million adjustment for uncertain income tax positions described previously. Excluding the impact of this adjustment, the effective tax rate for the third quarter was 28.3%. The increase in the adjusted effective tax rate primarily reflects deferred income tax expense related to a reduction in the North Carolina state income tax rate, as BB&T is in a net deferred tax asset position. The effective tax rate for the fourth quarter of 2013 is expected to be similar to the adjusted effective tax rate for the third quarter.

Nine Months of 2013 compared to Nine Months of 2012

The provision for income taxes was $1.2 billion for the nine months ended September 30, 2013, an increase of $595 million compared to the same period of 2012. This increase reflects $516 million of adjustments for uncertain income tax positions that were recorded during the nine months ended September 30, 2013, primarily related to the previously described disallowance of tax deductions and foreign tax credits taken in connection with a financing transaction that occurred in 2002. BB&T’s effective income tax rate for the nine months ended September 30, 2013 was 50.2% (27.7% adjusted), compared to 27.4% for the prior year period. The increase in the adjusted effective tax rate primarily reflects higher levels of pre-tax earnings relative to permanent tax differences in 2013 compared to 2012.

Refer to Note 10 “Income Taxes” in the “Notes to Consolidated Financial Statements” for a discussion of uncertain tax positions and other tax matters.

Segment Results

See Note 16 “Operating Segments” in the “Notes to Consolidated Financial Statements” contained herein and BB&T’s Annual Report on Form 10-K for the year ended December 31, 2012, for additional disclosures related to BB&T’s reportable business segments. Fluctuations in noninterest income and noninterest expense incurred directly by the segments are more fully discussed in the “Noninterest Income” and “Noninterest Expense” sections above. The following table reflects the net income (loss) for each segment:

Table 5
BB&T Corporation
Net Income by Reportable Segments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

	(Dollars in millions)
Community Banking	$268	$245	$706	$510
Residential Mortgage Banking	77	84	258	282
Dealer Financial Services	55	56	154	178
Specialized Lending	83	47	204	171
Insurance Services	22	16	118	105
Financial Services	77	73	218	202
Other, Treasury and Corporate	(273)	(25)	(517)	31
BB&T Corporation	$309	$496	$1,141	$1,479
59

Third Quarter 2013 compared to Third Quarter 2012

Community Banking net income was $268 million in the third quarter of 2013, an increase of $23 million over the earlier quarter. The allocated provision for loan and lease losses decreased $47 million. The decrease in provision expense was primarily attributable to lower business and consumer loan charge-offs and improved credit trends in the CRE and direct retail loan portfolios. Noninterest income increased $30 million, primarily due to higher service charges on deposits, checkcard fees, bankcard fees, and merchant discounts. The $16 million decrease in noninterest expense was primarily attributable to lower foreclosed property expense. Segment net interest income decreased $41 million, primarily due to lower funding spreads on deposits, partially offset by improvements in deposit mix as a result of growth in noninterest-bearing deposits and a decrease in certificates of deposits.

Residential Mortgage Banking net income was $77 million in the third quarter of 2013, a decrease of $7 million from the earlier quarter. Noninterest income decreased $94 million, driven by lower gains on mortgage loan production and sales as higher interest rates during the quarter tightened pricing due to competitive factors. The allocated provision for loan and lease losses decreased $51 million, driven by improving delinquency rates, loss severity, and impairment estimates on loans classified as TDRs. Segment net interest income increased $14 million, which was driven by growth in average residential mortgage loans and higher credit spreads to funding costs when compared to the third quarter of 2012. Noninterest expense decreased $22 million, primarily due to lower mortgage repurchase expense.

Dealer Financial Services net income was $55 million in the third quarter of 2013, a decrease of $1 million from the earlier quarter. The allocated provision for loan and lease losses increased $4 million, primarily the result of growth in the loan portfolio. Segment net interest income increased $4 million, primarily due to wider credit spreads and loan growth in the Regional Acceptance Corporation portfolio. Dealer Financial Services grew average loans by 10.1% compared to the earlier quarter.

Specialized Lending net income was $83 million in the third quarter, an increase of $36 million over the earlier quarter. The allocated provision for loan and lease losses decreased $61 million, which primarily reflects the impact of adjustments to loss factors that were recorded in the prior period that resulted from more accelerated recognition of certain consumer loan charge-offs. The provision for income taxes increased $24 million, primarily due to higher pre-tax income and a higher proportion of tax-exempt income in the earlier quarter.

Insurance Services net income was $22 million in the third quarter of 2013, an increase of $6 million over the earlier quarter. Noninterest income growth of $23 million was driven by organic growth in wholesale and retail property and casualty insurance operations as market conditions improved and insurance pricing continued to firm. Higher noninterest income growth was offset by a $14 million increase in noninterest expense, primarily due to higher personnel and business referral expense.

Financial Services net income was $77 million in the third quarter, an increase of $4 million over the earlier quarter. The allocated provision for loan and lease losses decreased $15 million, primarily due to improved credit trends in the large corporate loan portfolio. Segment net interest income decreased $8 million, primarily due to lower funding spreads on deposits. Financial Services continues to generate significant loan growth, with Corporate Banking’s average loan balances increasing $1.3 billion or 22.0% over the earlier period, while BB&T Wealth’s average loan balances increased $276 million or 23.4%.

Other, Treasury & Corporate generated a net loss of $273 million, which reflects the impact of the previously described $235 million income tax adjustment for uncertain income tax positions. Excluding this adjustment, the net loss for the third quarter was $38 million. Segment net interest income decreased $34 million, primarily attributable to runoff in the covered loan portfolio. Noninterest income decreased $14 million, driven by a $14 million increase in net losses on affordable housing investments. Noninterest expense decreased $35 million, primarily attributable to merger-related expense associated with the BankAtlantic acquisition in the prior period.

Nine Months of 2013 compared to Nine Months of 2012

Community Banking net income was $706 million for the nine months ended September 30, 2013, compared to $510 million in same period of the prior year. Segment net interest income decreased $106 million primarily as a result of lower funding spreads earned on deposits, partially offset by improvements in deposit mix as a result of growth in noninterest-bearing deposits, money market and savings deposits, and a decrease in certificates of deposits. The allocated provision for loan and lease losses decreased $298 million, reflecting a lower level of business and consumer loan charge-offs. Noninterest income increased $61 million primarily due to higher checkcard fees, bankcard fees, merchant discounts, and service charges on deposits. Noninterest expense decreased $71 million, primarily driven by lower foreclosed property and regulatory expense.

Residential Mortgage Banking net income was $258 million for the nine months ended September 30, 2013, compared to $282 million in the same period of the prior year. Segment net interest income increased $48 million which was driven by growth in average residential mortgage loans, as well as higher credit spreads to funding costs. The allocated provision for loan and lease losses decreased $21 million, primarily reflecting improving delinquency rates, loss severity and impairment estimates on loans classified as TDRs. Noninterest income decreased $139 million, driven by a decline in residential mortgage production revenues and a decrease in net mortgage servicing rights’ valuation adjustments. Noninterest expense decreased $41 million primarily due to lower foreclosed property expense and lower expense associated with mortgage repurchase reserves.

Dealer Financial Services net income was $154 million for the nine months ended September 30, 2013, compared to $178 million in the same period of the prior year. Segment net interest income increased $23 million, primarily the result of wider credit spreads related to lower funding costs and loan growth in the Regional Acceptance Corporation portfolio. Dealer Financial Services grew average loans for the nine months ended September 30, 2013 by 7.2% compared to the same period of the prior year. The allocated provision for loan and lease losses increased $59 million, primarily related to an increase in the allocated provision associated with the Regional Acceptance Corporation loan portfolio that resulted from a change in loan composition and the resulting estimated loan losses.

Specialized Lending net income was $204 million for the nine months ended September 30, 2013, compared to $171 million in the same period of the prior year. Segment net interest income grew $23 million, which benefitted from lower funding costs and strong loan growth in nearly all specialized lending businesses including 34.6% growth in average small ticket consumer finance loan balances, a 9.8% increase in the average commercial finance portfolio, and 8.1% growth in the average commercial insurance premium financing portfolio. The allocated provision for loan and lease losses decreased $32 million primarily due to a prior year adjustment to loss factors associated with the Lendmark Financial portfolio that resulted from an increase in the volume of TDRs and impaired loans. Noninterest expense increased $10 million, primarily due to higher depreciation on property held under operating leases in the equipment finance portfolio.

Insurance Services net income was $118 million for the nine months ended September 30, 2013, compared to $105 million in the same period of the prior year. Noninterest income was $153 million higher than the first nine months of 2012, which reflects the acquisition of Crump Insurance on April 2, 2012, firming market conditions for insurance premiums, organic growth in wholesale and retail property and casualty insurance operations and an experience-based refund of reinsurance premiums totaling $13 million that was received in the second quarter of 2013. Higher noninterest income growth was offset by a $122 million increase in noninterest expense, primarily the result of higher salary costs and performance-based incentives.

Financial Services net income was $218 million for the nine months ended September 30, 2013, compared to $202 million in the same period of the prior year. Average loan growth for the segment was 26.3% compared to the prior year. Segment net interest income decreased $7 million, primarily due to lower yields on loans. Noninterest income increased $6 million, driven by higher investment banking fees and commissions and trust and investment advisory revenues. Noninterest expense decreased $22 million, primarily due to an operating charge-off in the prior year.

Net income in Other, Treasury & Corporate can vary due to changing needs of the Corporation, including the size of the investment portfolio, the need for wholesale funding, and income received from derivatives used to hedge the balance sheet. Other, Treasury & Corporate generated a net loss of $517 million in the first nine months of 2013, compared to net income of $31 million in the same period of the prior year. The net loss was primarily the result of $516 million in adjustments for uncertain income tax positions previously described. Segment net interest income decreased $110 million primarily attributable to runoff in the covered loan portfolio. The $65 million increase in noninterest income was primarily driven by higher securities gains in the investment portfolio.

Analysis Of Financial Condition

Investment Activities

The total securities portfolio was $36.4 billion at September 30, 2013, a decrease of $2.3 billion, compared with December 31, 2012. As of September 30, 2013, the securities portfolio included $22.9 billion of AFS securities and $13.5 billion of HTM securities.

The effective duration of the securities portfolio increased to 5.2 years at September 30, 2013, compared to 2.8 years at December 31, 2012, primarily the result of an increase in interest rates during the nine months ended September 30, 2013. The duration of the securities portfolio excludes equity securities, auction rate securities and certain non-agency residential MBS that were acquired in the Colonial acquisition.

See Note 2 “Securities” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to BB&T’s evaluation of securities for OTTI.

Lending Activities

For the third quarter of 2013, average loans held for investment were $115.1 billion, a 3.0% annualized increase compared to $114.3 billion for the second quarter. The increase in average loans held for investment was driven by strong growth in the other lending subsidiaries and sales finance portfolios, along with steady growth in the direct retail lending portfolio. The growth in these portfolios was partially offset by continued runoff of the covered and CRE – residential ADC loan portfolios.

Excluding the impact of the fourth quarter 2013 sale of a consumer loan financing subsidiary with loans of approximately $500 million, average loan growth during the fourth quarter is expected to be modest.

The following table presents the composition of average loans and leases:

Table 6
Composition of Average Loans and Leases

	For the Three Months Ended
	9/30/13	6/30/13	3/31/13	12/31/12	9/30/12

	(Dollars in millions)
Commercial:
Commercial and industrial	$38,446	$38,359	$37,916	$38,022	$37,516
CRE - other	11,344	11,411	11,422	11,032	10,823
CRE - residential ADC	1,022	1,121	1,238	1,398	1,534
Direct retail lending	16,112	15,936	15,757	15,767	15,520
Sales finance	8,992	8,520	7,838	7,724	7,789
Revolving credit	2,308	2,268	2,279	2,280	2,234
Residential mortgage	23,403	23,391	23,618	23,820	23,481
Other lending subsidiaries	11,018	10,407	9,988	10,051	9,998
Total average loans and leases held for
investment (excluding covered loans)	112,645	111,413	110,056	110,094	108,895
Covered	2,502	2,858	3,133	3,477	3,826
Total average loans and leases held
for investment	115,147	114,271	113,189	113,571	112,721
LHFS	3,118	3,581	3,792	3,532	2,888
Total average loans and leases	$118,265	$117,852	$116,981	$117,103	$115,609

Average other lending subsidiaries loans increased $611 million, reflecting strong growth in the small ticket consumer finance, insurance premium finance, and commercial mortgage lending portfolios totaling $296 million, $229 million, and $50 million, respectively. The growth in small ticket consumer finance business primarily reflects increased outdoor power equipment lending, while the increase in insurance premium finance reflects seasonality within that LOB. The increase in the commercial mortgage lending portfolio primarily reflects growth in interim first lien bridge loans to middle market real estate developers and investors. Growth in the average sales finance loan portfolio totaled $472 million based on the strength of demand in both the consumer and wholesale segments of the prime automobile lending market. The direct retail lending portfolio increased $176 million compared to the prior quarter, primarily driven by strong growth in first lien closed end real estate loans early in the third quarter and continued growth in the small business and wealth sub-portfolios.

Average residential mortgage loans were essentially flat compared to the prior quarter, as expected runoff in the mortgage loan portfolio was offset by growth in adjustable-rate and construction-to-permanent loans during the quarter. The average covered and CRE – residential ADC loan portfolios declined 49.4% and 35.0% on an annualized basis, respectively, due to continued runoff of covered loans and weakness in the ADC market.

Average LHFS decreased $463 million, reflecting declines of $450 million in residential LHFS and $13 million in commercial LHFS. The decline in residential LHFS reflects declining loan origination volume, driven by rising interest rates and a related decrease in refinance activities.

Asset Quality

Asset quality continued to improve during the third quarter of 2013. NPAs, which includes foreclosed real estate, repossessions, NPLs and nonperforming TDRs, totaled $1.3 billion (or $1.2 billion excluding covered assets) at September 30, 2013, compared to $1.8 billion (or $1.5 billion excluding covered assets) at December 31, 2012. The 24.3% decrease in NPAs, excluding covered assets, was driven by a $350 million decrease in NPLs and a $24 million decline in foreclosed real estate and other foreclosed property. NPAs have decreased for 14 consecutive quarters and are at their lowest level since March 31, 2008. Refer to Table 7 for an analysis of the changes in NPAs during the nine months ended September 30, 2013. NPAs as a percentage of loans and leases plus foreclosed property were 1.10% at September 30, 2013 (or 1.00% excluding covered assets) compared with 1.51% (or 1.33% excluding covered assets) at December 31, 2012.

The current inventory of foreclosed real estate, excluding covered assets, totaled $85 million as of September 30, 2013. This includes land and lots, which totaled $16 million and had been held for approximately nine months on average. The remaining foreclosed real estate of $69 million, which is primarily single family residential and CRE, had an average holding period of four months.

Management expects NPAs to improve at a modest pace during the fourth quarter of 2013, assuming no significant economic deterioration during the quarter.

The following table presents the changes in NPAs, excluding covered foreclosed property, during the nine months ended September 30, 2013 and 2012:

Table 7
Rollforward of NPAs

		Nine Months Ended September 30,
		2013	2012

		(Dollars in millions)
	Balance at January 1,	$1,536	$2,450
	New NPAs	1,283	1,904
	Advances and principal increases	136	115
	Disposals of foreclosed assets	(400)	(611)
	Disposals of NPLs (1)	(301)	(574)
	Charge-offs and losses	(423)	(783)
	Payments	(496)	(492)
	Transfers to performing status	(172)	(321)
	Other, net	(1)	30
	Balance at September 30,	$1,162	$1,718

(1)	Includes charge-offs and losses recorded upon sale of $65 million and $169 million for the nine months ended September 30, 2013 and 2012, respectively.
63

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

The following tables summarize asset quality information for the past five quarters:

Table 8
Asset Quality

	Three Months Ended
	9/30/2013		6/30/2013	3/31/2013		12/31/2012	9/30/2012

	(Dollars in millions)
NPAs (1)
NPLs:
Commercial:
Commercial and industrial		$415	$457		$533	$546	$597
CRE - other		151	181		188	212	259
CRE - residential ADC		42	65		94	128	204
Direct retail lending		110	119		127	132	134
Sales finance		5	5		6	7	7
Residential mortgage		238	254		255	269	266
Other lending subsidiaries		69	68		80	86	73
Total NPLs held for investment		1,030	1,149		1,283	1,380	1,540
Foreclosed real estate (2)		85	89		88	107	139
Other foreclosed property		47	38		42	49	39
Total NPAs (excluding covered assets) (1)(2)		$1,162	$1,276		$1,413	$1,536	$1,718

Performing TDRs (3)
Commercial:
Commercial and industrial		$74	$59		$54	$77	$66
CRE - other		69	61		67	67	75
CRE - residential ADC		25	26		24	21	25
Direct retail lending		185	188		193	197	120
Sales finance		18	17		19	19	7
Revolving credit		51	53		55	56	58
Residential mortgage (4)		720	726		715	769	646
Other lending subsidiaries		200	183		162	121	77
Total performing TDRs (3)(4)(5)		$1,342	$1,313		$1,289	$1,327	$1,074

Loans 90 days or more past due and still accruing
Commercial:
Commercial and industrial	$	―	$3	$	―	$1	$1
Direct retail lending		34	30		34	38	41
Sales finance		5	5		7	10	11
Revolving credit		11	13		14	16	14
Residential mortgage (6)(7)		68	68		77	92	80
Other lending subsidiaries		4	4		6	10	5
Total loans 90 days or more past due and still accruing (excluding
covered loans) (6)(7)(8)		$122	$123		$138	$167	$152

Loans 30-89 days past due
Commercial:
Commercial and industrial		$27	$32		$34	$42	$41
CRE - other		13	10		10	12	9
CRE - residential ADC		2	2		2	2	8
Direct retail lending		121	123		136	145	136
Sales finance		46	47		42	56	53
Revolving credit		22	20		20	23	21
Residential mortgage (9)(10)		424	465		529	498	501
Other lending subsidiaries		268	241		183	290	259
Total loans 30 - 89 days past due (excluding covered loans) (9)(10)(11)		$923	$940		$956	$1,068	$1,028

(1)	Covered loans are considered to be performing due to the application of the accretion method. Covered loans that are contractually past due are noted in the footnotes below.
65

(2)	Excludes covered foreclosed real estate totaling $148 million, $181 million, $232 million, $254 million, and $289 million at September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, and September 30, 2012, respectively.
(3)	Excludes TDRs that are nonperforming totaling $191 million, $211 million, $222 million, $231 million and $225 million at September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, and September 30, 2012, respectively. These amounts are included in total nonperforming assets.
(4)	Excludes mortgage TDRs that are government guaranteed totaling $383 million, $367 million, $338 million, $315 million and $275 million at September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, and September 30, 2012, respectively. Includes mortgage TDRs held for sale.
(5)	During the fourth quarter of 2012, $226 million of performing loans were classified as TDRs in connection with recent regulatory guidance related to loans discharged in bankruptcy not reaffirmed by the borrower.
(6)	Excludes mortgage loans 90 days or more past due that are government guaranteed totaling $268 million, $246 million, $251 million, $254 million and $233 million at September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, and September 30, 2012, respectively. Includes past due mortgage loans held for sale.
(7)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase that are 90 days or more past due totaling $497 million, $492 million, $514 million, $517 million and $499 million at September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, and September 30, 2012, respectively.
(8)	Excludes covered loans past due 90 days or more totaling $364 million, $401 million, $371 million, $442 million and $476 million at September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, and September 30, 2012, respectively.
(9)	Excludes mortgage loans past due 30-89 days that are government guaranteed totaling $107 million, $103 million, $95 million, $96 million and $95 million at September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, and September 30, 2012, respectively. Includes past due mortgage loans held for sale.
(10)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase that are past due 30-89 days totaling $5 million, $5 million, $5 million, $5 million and $6 million at September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, and September 30, 2012, respectively.
(11)	Excludes covered loans past due 30-89 days totaling $104 million, $102 million, $120 million, $135 million and $173 million at September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, and September 30, 2012, respectively.

Loans 90 days or more past due and still accruing interest, excluding government guaranteed loans and loans covered by FDIC loss share agreements, totaled $122 million at September 30, 2013, compared with $167 million at December 31, 2012, a decline of 26.9%. Loans 30-89 days past due, excluding government guaranteed loans and covered loans, totaled $923 million at September 30, 2013, which was a decline of $145 million, or 13.6%, compared with $1.1 billion at December 31, 2012.

Table 9
Asset Quality Ratios

	As of / For the Three Months Ended
	9/30/2013		6/30/2013		3/31/2013		12/31/2012		9/30/2012
Asset Quality Ratios (including covered assets)
Loans 30 - 89 days past due and still accruing as a
percentage of total loans and leases (1)(2)	0.87%		0.88%		0.91%		1.02%		1.02%
Loans 90 days or more past due and still accruing as a
percentage of total loans and leases (1)(2)	0.41		0.44		0.43		0.52		0.53
NPLs as a percentage of total loans and leases	0.87		0.97		1.09		1.17		1.31
NPAs as a percentage of:
Total assets	0.72		0.80		0.91		0.97		1.10
Loans and leases plus foreclosed property	1.10		1.23		1.39		1.51		1.70
Net charge-offs as a percentage of average loans and leases	0.48		0.74		1.00		1.02		1.05
ALLL as a percentage of loans and leases held for investment	1.59		1.64		1.73		1.76		1.80
Ratio of ALLL to:
Net charge-offs	3.22	x	2.18	x	1.69	x	1.69	x	1.69	x
Nonperforming loans and leases held for investment	1.78		1.66		1.54		1.46		1.33

Asset Quality Ratios (excluding covered assets) (3)
Loans 30 - 89 days past due and still accruing as a
percentage of total loans and leases (1)(2)	0.79%		0.81%		0.83%		0.93%		0.90%
Loans 90 days or more past due and still accruing as a
percentage of total loans and leases (1)(2)	0.10		0.11		0.12		0.15		0.13
NPLs as a percentage of total loans and leases	0.89		0.99		1.12		1.20		1.35
NPAs as a percentage of:
Total assets	0.65		0.71		0.80		0.85		0.97
Loans and leases plus foreclosed property	1.00		1.10		1.23		1.33		1.51
Net charge-offs as a percentage of average loans and leases	0.49		0.75		0.98		1.04		1.08
ALLL as a percentage of loans and leases held for investment	1.51		1.57		1.65		1.70		1.73
Ratio of ALLL to:
Net charge-offs	3.03	x	2.07	x	1.65	x	1.60	x	1.59	x
Nonperforming loans and leases held for investment	1.66		1.55		1.43		1.37		1.24

	As of/For the
	Nine Months Ended
	September 30,
	2013		2012
Asset Quality Ratios
Including covered loans:
Net charge-offs as a percentage of average loans and leases	0.74%		1.18%
Ratio of ALLL to net charge-offs	2.12	x	1.54	x
Excluding covered loans:
Net charge-offs as a percentage of average loans and leases	0.73%		1.19%
Ratio of ALLL to net charge-offs	2.03	x	1.49	x

Applicable ratios are annualized.

(1)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase. Refer to the footnotes of Table 8 for amounts related to these loans.
(2)	Excludes mortgage loans guaranteed by the government. Refer to the footnotes of Table 8 for amounts related to these loans.
(3)	These asset quality ratios have been adjusted to remove the impact of covered loans and covered foreclosed property. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios. Management believes the inclusion of covered loans in certain asset quality ratios that include nonperforming assets, past due loans or net charge-offs in the numerator or denominator results in distortion of these ratios and they may not be comparable to other periods presented or to other portfolios that were not impacted by purchase accounting.

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

Certain residential mortgage loans have an initial period where the borrower is only required to pay the periodic interest. After the interest period, the loan will require the payment of both interest and principal over the remaining term. At September 30, 2013, approximately 7.7% of the outstanding balances of residential mortgage loans were in the interest-only phase, compared to 8.1% at December 31, 2012. Approximately 64.4% of the interest-only balances will begin amortizing within the next three years. Approximately 3.5% of interest-only loans are 30 days or more past due and still accruing and 1.8% are on nonaccrual status.

Home equity lines, which are a component of the direct retail portfolio, generally require the payment of interest only during the first 15 years after origination. After this initial period, the outstanding balance begins amortizing and requires the payment of both interest and principal. At September 30, 2013, approximately 66.1% of the outstanding balance of home equity lines was in the interest-only phase. Approximately 6.9% of these balances will begin amortizing at various dates through December 31, 2016. The delinquency rate of interest-only lines is similar to amortizing lines.

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

Performing TDRs, excluding government guaranteed mortgage loans, totaled $1.3 billion at September 30, 2013, an increase of $15 million, or 1.1%, compared with December 31, 2012. Performing TDRs were fairly stable in most portfolios. The increase in performing TDRs was driven by a $79 million increase in the other lending subsidiaries portfolio, primarily related to payment extension activity in the Regional Acceptance Corporation portfolio. This increase was partially offset by decreases totaling $49 million and $12 million in the residential mortgage and direct retail lending portfolios, respectively. The following table provides a summary of performing TDR activity during the nine months ended September 30, 2013 and 2012:

Table 10
Rollforward of Performing TDRs

	Nine Months Ended September 30,
	2013	2012

	(Dollars in millions)
Balance at January 1,	$1,327	$1,109
Inflows	400	287
Payments and payoffs	(159)	(105)
Charge-offs	(33)	(28)
Transfers to nonperforming TDRs, net	(49)	(46)
Removal due to the passage of time	(104)	(105)
Non-concessionary re-modifications	(40)	(38)
Balance at September 30,	$1,342	$1,074

Payments and payoffs represent cash received from borrowers in connection with scheduled principal payments, prepayments and payoffs of amounts outstanding at the maturity date of the loan. Transfers to nonperforming TDRs represent loans that no longer meet the requirements necessary to reflect the loan in accruing status and as a result are subsequently classified as a nonperforming TDR.

The following table provides further details regarding the payment status of TDRs outstanding at September 30, 2013:

Table 11
TDRs

	September 30, 2013
			Past Due				Past Due
	Current Status		30-89 Days (1)				90 Days Or More (1)				Total

	(Dollars in millions)
Performing TDRs:
Commercial loans:
Commercial and industrial	$74	100.0%	$	―	―	%	$	―	―	%	$74
CRE - other	69	100.0		―	―			―	―		69
CRE - residential ADC	25	100.0		―	―			―	―		25
Direct retail lending	173	93.5		10	5.4			2	1.1		185
Sales finance	17	94.4		1	5.6			―	―		18
Revolving credit	41	80.4		6	11.8			4	7.8		51
Residential mortgage (2)	613	85.1		89	12.4			18	2.5		720
Other lending subsidiaries	167	83.5		33	16.5			―	―		200
Total performing TDRs (2)	1,179	87.8		139	10.4			24	1.8		1,342
Nonperforming TDRs (3)	60	31.4		22	11.5			109	57.1		191
Total TDRs (2)	$1,239	80.8		$161	10.5			$133	8.7		$1,533

(1)	Past due performing TDRs are included in past due disclosures.
(2)	Excludes mortgage TDRs that are government guaranteed totaling $383 million.
(3)	Nonperforming TDRs are included in NPL disclosures.

Allowance for Credit Losses

The ACL, which consists of the ALLL and the RUFC, totaled $1.9 billion at September 30, 2013, a decline of $118 million compared to December 31, 2012. The ALLL amounted to 1.59% of loans and leases held for investment at September 30, 2013 (1.51% excluding covered loans), compared to 1.76% (1.70% excluding covered loans) at year-end 2012. The decrease in the ALLL as a percentage of loans and leases reflects continued improvement in the credit quality of the loan portfolio. The percentage of the allowance for impaired loans to their recorded investment, excluding covered loans and government guaranteed loans, decreased from 15.8% at December 31, 2012 to 15.7% at September 30, 2013. The ratio of the ALLL to nonperforming loans held for investment, excluding covered loans, was 1.66x at September 30, 2013 compared to 1.37x at December 31, 2012.

BB&T monitors the performance of its home equity loans and lines secured by second liens similar to other consumer loans and utilizes assumptions specific to these loans in determining the necessary allowance. Notification is received when the first lien holder has initiated foreclosure proceedings against the borrower. When notified that the first lien holder is in the process of foreclosure, valuations are obtained to determine if any additional charge-offs or reserves are warranted. These valuations are updated at least annually thereafter.

BB&T has limited ability to monitor the delinquency status of the first lien unless the first lien is held or serviced by BB&T. As a result, using migration assumptions that are based on historical experience adjusted for current trends, the volume of second lien positions where the first lien is delinquent is estimated and the allowance is adjusted to reflect the increased risk of loss on these credits. Finally, additional reserves are provided on second lien positions for which the estimated combined current loan to value ratio exceeds 100%. As of September 30, 2013, BB&T held or serviced the first lien on 37% of its second lien positions.

Net charge-offs totaled $144 million for the third quarter of 2013 and amounted to 0.48% of average loans and leases (or 0.49% excluding covered loans), compared to $217 million, or 0.74% of average loans and leases (or 0.75% excluding covered loans), in the prior quarter. For the nine months ended September 30, 2013, net charge-offs were $650 million and amounted to 0.74% of average loans and leases (or 0.73% excluding covered loans), compared to $994 million, or 1.18% of average loans and leases (1.19% excluding covered loans), in the same period of 2012. Management expects that net charge-offs will be at the lower end of the normalized range for net charge-offs (which ranges from 55 to 75 basis points) in the fourth quarter of 2013, with some potential for outperformance over time. Net charge-offs during the fourth quarter may reflect normal consumer seasonality.

Charge-offs related to covered loans represent realized losses in certain acquired loan pools that exceed the amounts originally estimated at the acquisition date. This impairment, which is subject to the loss sharing agreements, was provided for in prior quarters and therefore the charge-offs have no impact on the Consolidated Statements of Income.

Refer to Note 3 “Loans and ACL” in the “Notes to Consolidated Financial Statements” for additional disclosures.

The following table presents an allocation of the allowance for loan and lease losses at September 30, 2013 and December 31, 2012. This allocation of the allowance for loan and lease losses is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 12
Allocation of ALLL by Category

	September 30, 2013		December 31, 2012
		% Loans		% Loans
		in each		in each
	Amount	category	Amount	category

	(Dollars in millions)
Commercial:
Commercial and industrial	$470	33.2%	$470	33.4%
CRE - other	181	9.8	204	10.0
CRE - residential ADC	47	0.8	100	1.1
Direct retail lending	211	13.9	300	13.8
Sales finance	43	7.9	29	6.8
Revolving credit	116	2.0	102	2.0
Residential mortgage	289	20.8	328	21.2
Other lending subsidiaries	309	9.6	277	8.8
Covered	126	2.0	128	2.9
Unallocated	46	―	80	―
Total ALLL	1,838	100.0%	2,018	100.0%
RUFC	92		30
Total ACL	$1,930		$2,048
70

Information related to the ACL is presented in the following table:

Table 13
Analysis of ACL

	Three Months Ended
	9/30/2013	6/30/2013	3/31/2013	12/31/2012	9/30/2012

	(Dollars in millions)
Beginning balance	$1,982	$2,031	$2,048	$2,096	$2,157
Provision for credit losses (excluding covered loans)	90	179	247	256	244
Provision for covered loans	2	(11)	25	(4)	―
Charge-offs:
Commercial loans and leases
Commercial and industrial	(42)	(70)	(91)	(98)	(84)
CRE - other	(11)	(30)	(36)	(41)	(40)
CRE - residential ADC	(6)	(19)	(20)	(27)	(35)
Direct retail lending	(35)	(42)	(42)	(54)	(57)
Sales finance	(5)	(5)	(6)	(7)	(5)
Revolving credit	(22)	(20)	(21)	(19)	(20)
Residential mortgage	(15)	(16)	(33)	(29)	(35)
Other lending subsidiaries	(66)	(61)	(68)	(60)	(58)
Covered loans	(2)	(2)	(14)	(5)	(2)
Total charge-offs	(204)	(265)	(331)	(340)	(336)

Recoveries:
Commercial loans and leases
Commercial and industrial	17	10	7	5	4
CRE - other	10	7	4	4	3
CRE - residential ADC	8	3	6	8	2
Direct retail lending	11	10	8	9	9
Sales finance	3	2	2	3	2
Revolving credit	3	5	5	4	5
Residential mortgage	―	1	1	1	―
Other lending subsidiaries	8	10	9	6	6
Total recoveries	60	48	42	40	31
Net charge-offs	(144)	(217)	(289)	(300)	(305)
Ending balance	$1,930	$1,982	$2,031	$2,048	$2,096

ALLL (excluding covered loans)	$1,712	$1,775	$1,836	$1,890	$1,914
Allowance for covered loans	126	126	139	128	137
RUFC	92	81	56	30	45
Total ACL	$1,930	$1,982	$2,031	$2,048	$2,096

	Nine Months Ended
	September 30,
	2013	2012

	(Dollars in millions)
Beginning balance	$2,048	$2,285
Provision for credit losses (excluding covered loans)	516	788
Provision for covered loans	16	17
Charge-offs:
Commercial loans and leases
Commercial and industrial	(203)	(239)
CRE - other	(77)	(164)
CRE - residential ADC	(45)	(163)
Direct retail lending	(119)	(170)
Sales finance	(16)	(19)
Revolving credit	(63)	(62)
Residential mortgage	(64)	(107)
Other lending subsidiaries	(195)	(165)
Covered loans	(18)	(29)
Total charge-offs	(800)	(1,118)

Recoveries:
Commercial loans and leases
Commercial and industrial	34	12
CRE - other	21	9
CRE - residential ADC	17	33
Direct retail lending	29	27
Sales finance	7	7
Revolving credit	13	14
Residential mortgage	2	2
Other lending subsidiaries	27	20
Total recoveries	150	124
Net charge-offs	(650)	(994)
Ending balance	$1,930	$2,096

Deposits

The following table presents the composition of average deposits for the last five quarters:

Table 14
Composition of Average Deposits

	For the Three Months Ended
	9/30/13	6/30/13	3/31/13	12/31/12	9/30/12

	(Dollars in millions)
Noninterest-bearing deposits	$34,244	$33,586	$32,518	$31,849	$29,990
Interest checking	18,826	19,276	20,169	19,837	20,157
Money market and savings	48,676	48,140	48,431	47,965	47,500
Certificates and other time deposits	25,562	28,034	28,934	31,724	30,727
Foreign office deposits - interest-bearing	640	947	385	387	321
Total average deposits	$127,948	$129,983	$130,437	$131,762	$128,695

Average deposits for the third quarter decreased $2.0 billion, or 6.2% on an annualized basis, compared to the second quarter. Deposit mix continued to improve during the quarter as average noninterest-bearing deposits grew $658 million, while average certificates and other time deposits decreased $2.5 billion. Average noninterest-bearing deposits represented 26.8% of total average deposits for the third quarter compared to 25.8% for the prior quarter.

Growth in average noninterest-bearing deposits was driven by commercial accounts, which increased $811 million compared to the prior quarter. This increase was partially offset by a decline in noninterest-bearing deposits related to public funds and retail accounts that totaled $128 million and $33 million, respectively. Average interest-checking and money market and savings accounts increased $86 million compared to the prior quarter, with $319 million in commercial account growth that was partially offset by decreases of $132 million and $101 million related to public funds and retail accounts, respectively. The decrease in average certificates and other time deposits was primarily driven by a $1.8 billion decline in non-client certificates of deposit. Average foreign office deposits decreased $307 million compared to the prior quarter as management obtained funding from other sources.

The cost of interest-bearing deposits was 0.31% for the third quarter, a decrease of one basis point compared to the prior quarter.

Management expects continued growth in noninterest-bearing deposits during the fourth quarter of 2013, along with lower interest-bearing deposit costs, resulting in the cost of deposits falling below 0.30% by year-end.

Borrowings

At September 30, 2013, short-term borrowings totaled $4.8 billion, an increase of $1.9 billion, compared to December 31, 2012. Long-term debt totaled $20.4 billion at September 30, 2013, an increase of $1.3 billion, or 6.7%, from the balance at December 31, 2012. The increase in long-term debt reflects the issuance of $1.0 billion of senior debt by the Parent Company and $1.6 billion of senior debt by Branch Bank. Taking swaps into consideration, the effective interest rates ranged from 0.58% to 1.11% at September 30, 2013. These issuances were partially offset by the maturity of $500 million in senior notes with an interest rate of 3.38%, the maturity of $222 million of subordinated notes with an interest rate of 4.875%, and a net decrease of $530 million in FHLB advances.

On October 28, 2013, Branch Bank issued $650 million of floating rate senior debt due in 2015.

Shareholders’ Equity

Total shareholders’ equity at September 30, 2013 was $22.1 billion, an increase of $871 million, or 4.1%, compared to December 31, 2012. This increase was driven by net income of $1.1 billion and net proceeds of $487 million from the issuance of Tier 1 qualifying Series G Non-Cumulative Perpetual Preferred Stock. These increases were partially offset by common and preferred dividends totaling $565 million and a $301 million increase in AOCI loss. The AOCI loss primarily reflects a decrease in unrealized net gains on AFS securities totaling $493 million, offset by a $165 million decrease in unrealized net losses on cash flow hedges, both of which relate to the increase in certain interest rates during the nine months ended September 30, 2013. BB&T’s book value per common share at September 30, 2013 was $27.59, compared to $27.21 at December 31, 2012.

Merger-Related and Restructuring Activities

At September 30, 2013 and December 31, 2012, merger-related and restructuring accruals totaled $17 million and $11 million, respectively. The increase is primarily due to optimization activities related to Community Banking initiated during the second quarter of 2013. Merger-related and restructuring accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at September 30, 2013 are expected to be utilized within one year, unless they relate to specific contracts that expire later.

Risk Management

Risk is inherent in the normal course of business activities. Risk decisions are made as closely as possible to where the risk occurs. Centrally, risk oversight is managed at the corporate level through oversight, policies and reporting. The principal types of inherent risk include regulatory, credit, liquidity, market, operational, reputation and strategic risks. Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2012 for disclosures related to each of these risks under the section titled “Risk Management.”

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

The asset/liability management process is designed to achieve relatively stable NIM and assure liquidity by coordinating the volumes, maturities or repricing opportunities of earning assets, deposits and borrowed funds. Among other things, this process gives consideration to prepayment trends related to securities, loans and leases and certain deposits that have no stated maturity. Prepayment assumptions are developed using a combination of market data and internal historical prepayment experience for residential mortgage-related loans and securities, and internal historical prepayment experience for client deposits with no stated maturity and loans that are not residential mortgage related. These assumptions are subject to monthly back-testing, and are adjusted as deemed necessary to reflect changes in interest rates relative to the reference rate of the underlying assets or liabilities. On a monthly basis, BB&T evaluates the accuracy of its interest rate forecast model, which includes an evaluation of its prepayment assumptions, to ensure that all significant assumptions inherent in the model appropriately reflect changes in the interest rate environment and related trends in prepayment activity. It is the responsibility of the MRLCC to determine and achieve the most appropriate volume and mix of earning assets and interest-bearing liabilities, as well as to ensure an adequate level of liquidity and capital, within the context of corporate performance goals. The MRLCC also sets policy guidelines and establishes long-term strategies with respect to interest rate risk exposure and liquidity. The MRLCC meets regularly to review BB&T’s interest rate risk and liquidity positions in relation to present and prospective market and business conditions, and adopts funding and balance sheet management strategies that are intended to ensure that the potential impacts on earnings and liquidity as a result of fluctuations in interest rates are within acceptable tolerance guidelines.

BB&T uses derivatives primarily to manage economic risk related to securities, commercial loans, MSRs, mortgage banking operations, long-term debt and other funding sources. BB&T also uses derivatives to facilitate transactions on behalf of its clients. As of September 30, 2013, BB&T had derivative financial instruments outstanding with notional amounts totaling $62.8 billion, with a net liability fair value of $160 million. See Note 14 “Derivative Financial Instruments” in the “Notes to Consolidated Financial Statements” herein for additional disclosures.

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

Management uses the Simulation to measure the sensitivity of projected earnings to changes in interest rates. The Simulation model projects net interest income and interest rate risk for a rolling two-year period of time. The Simulation takes into account the current contractual agreements that BB&T has made with its customers on deposits, borrowings, loans, investments and commitments to enter into those transactions. Furthermore, the Simulation considers the impact of expected customer behavior. Management monitors BB&T’s interest sensitivity by means of a model that incorporates the current volumes, average rates earned and paid, and scheduled maturities and payments of asset and liability portfolios, together with multiple scenarios that include projected prepayments, repricing opportunities and anticipated volume growth. Using this information, the model projects earnings based on projected portfolio balances under multiple interest rate scenarios. This level of detail is needed to simulate the effect that changes in interest rates and portfolio balances may have on the earnings of BB&T. This method is subject to the accuracy of the assumptions that underlie the process, but management believes that it provides a better illustration of the sensitivity of earnings to changes in interest rates than other analyses such as static or dynamic gap. In addition to the Simulation, BB&T uses EVE analysis to focus on projected changes in capital given potential changes in interest rates. This measure also allows BB&T to analyze interest rate risk that falls outside the analysis window contained in the Simulation model. The EVE model is a discounted cash flow of the portfolio of assets, liabilities, and derivative instruments. The difference in the present value of assets minus the present value of liabilities is defined as the economic value of equity.

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

Table 15
Interest Sensitivity Simulation Analysis

				Annualized Hypothetical
Interest Rate Scenario				Percentage Change in
Linear		Prime Rate		Net Interest Income
Change in		September 30,		September 30,
Prime Rate		2013	2012	2013	2012
Up 200	bps	5.25%	5.25%	2.90%	3.66%
Up 100		4.25	4.25	1.73	2.23
No Change		3.25	3.25	―	―
Down 25		3.00	3.00	0.24	(0.26)

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

Beta represents the correlation between overall market interest rates and the rates paid by BB&T on interest-bearing deposits. BB&T applies an average beta of approximately 80% to its managed rate deposits for determining its interest rate sensitivity. Managed rate deposits are high beta, premium money market and interest checking accounts, which attract significant client funds when needed to support balance sheet growth. BB&T regularly conducts sensitivity on other key variables to determine the impact they could have on the interest rate risk position. This allows BB&T to evaluate the likely impact on its balance sheet management strategies due to a more extreme variation in a key assumption than expected.

The following table shows the effect that the loss of demand deposits and an associated increase in managed rate deposits would have on BB&T’s interest-rate sensitivity position. For purposes of this analysis, BB&T modeled the incremental beta for the replacement of the lost demand deposits at 100%.

Table 16
Deposit Mix Sensitivity Analysis

				Results Assuming a Decrease in
	Linear Change		Base Scenario	Noninterest Bearing Demand Deposits
	in Rates		at September 30, 2013 (1)	$1 Billion	$5 Billion
	Up 200	bps	2.90%	2.63%	1.58%
	Up 100		1.73	1.57	0.92

(1)	The base scenario is equal to the annualized hypothetical percentage change in net interest income at September 30, 2013 as presented in Table 15.

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

Table 17
EVE Simulation Analysis

				Hypothetical Percentage
		EVE/Assets		Change in EVE
Change in		September 30,		September 30,
Rates		2013	2012	2013	2012
Up 200	bps	9.9%	7.0%	(1.2)%	17.9%
Up 100		10.1	6.7	0.5	12.5
No Change		10.0	5.9	―	―
Down 25		9.9	5.7	(1.0)	(4.5)

Market Risk from Trading Activities

BB&T also manages market risk from trading activities which consists of acting as a financial intermediary to provide its customers access to derivatives, foreign exchange and securities markets. Trading market risk is managed through the use of statistical and non-statistical risk measures and limits. BB&T utilizes a historical VaR methodology to measure and aggregate risks across its covered trading lines of business. This methodology uses two years of historical data to estimate economic outcomes for a one-day time horizon at a 99% confidence level. The average 99% one-day VaR and the maximum daily VaR for the three months ended September 30, 2013 were less than $1 million.

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

Liquidity at the Parent Company is more susceptible to market disruptions. BB&T prudently manages cash levels at the Parent Company to cover a minimum of one year of projected contractual cash outflows which includes unfunded external commitments, debt service, preferred dividends and scheduled debt maturities without the benefit of any new cash infusions. Generally, BB&T maintains a significant buffer above the projected one year of contractual cash outflows. In determining the buffer, BB&T considers cash for common dividends, unfunded commitments to affiliates, being a source of strength to its banking subsidiaries, and being able to withstand sustained market disruptions which may limit access to the credit markets. As of September 30, 2013 and December 31, 2012, the Parent Company had 30 months and 35 months, respectively, of cash on hand to satisfy projected contractual cash outflows as described above.

Branch Bank

Branch Bank has several major sources of funding to meet its liquidity requirements, including access to capital markets through issuance of senior or subordinated bank notes and institutional CDs, access to the FHLB system, dealer repurchase agreements and repurchase agreements with commercial clients, access to the overnight and term Federal funds markets, use of a Cayman branch facility, access to retail brokered CDs and a borrower in custody program with the FRB for the discount window. As of September 30, 2013, BB&T has approximately $54 billion of secured borrowing capacity, which represents approximately 326% of one year wholesale funding maturities.

BB&T also monitors the ability to meet customer demand for funds under both normal and stressed market conditions. In considering its liquidity position, management evaluates BB&T’s funding mix based on client core funding, client rate-sensitive funding and non-client rate-sensitive funding. In addition, management also evaluates exposure to rate-sensitive funding sources that mature in one year or less. Management also measures liquidity needs against 30 days of stressed cash outflows for Branch Bank. To ensure a strong liquidity position, management maintains a liquid asset buffer of cash on hand and highly liquid unpledged securities. The Company has established a policy that the liquid asset buffer would be a minimum of 5% of total assets, but intends to maintain the ratio well in excess of this level. As of September 30, 2013 and December 31, 2012, BB&T’s liquid asset buffer was 9.5% and 11.1%, respectively, of total assets.

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

Table 18
BB&T's Internal Capital Guidelines
	Operating	Stressed
Tier 1 Capital Ratio	9.50%	7.50%
Total Capital Ratio	11.50	9.50
Tier 1 Leverage Capital Ratio	6.50	5.00
Tangible Common Equity Ratio	5.50	4.00
Tier 1 Common Equity Ratio	8.00	6.00
78

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

On March 14, 2013, the FRB informed BB&T that it objected to certain elements of its capital plan. BB&T resubmitted its plan on June 11, 2013. On August 23, 2013, BB&T announced that the FRB did not object to the Company’s revised plan.

Risk-based capital ratios, which include Tier 1 Capital, Total Capital and Tier 1 Common Equity, are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets.

Table 19
Capital Ratios (1)

	As of / For the Three Months Ended
	9/30/13	12/31/12

	(Dollars in millions, shares in thousands)
Risk-based:
Tier 1	11.3%	10.5%
Total	13.9	13.4
Leverage capital	9.0	8.2

Non-GAAP capital measures (2)
Tangible common equity as a percentage of tangible assets	6.9%	6.6%
Tier 1 common equity as a percentage of risk-weighted assets	9.4	9.0
Tangible common equity (book value) per common share (3)	$17.06	$16.53

Calculations of tangible common equity, Tier 1 common equity and tangible assets (2):
Total shareholders' equity	$22,094	$21,223
Less:
Preferred stock	2,603	2,116
Noncontrolling interests	45	65
Intangible assets	7,418	7,477
Tangible common equity	12,028	11,565
Add:
Regulatory adjustments	975	692
Tier 1 common equity (Basel I)	$13,003	$12,257

Total assets	$181,050	$183,872
Less:
Intangible assets	7,418	7,477
Tangible assets (3)	$173,632	$176,395

Total risk-weighted assets	$138,287	$136,367
Common shares outstanding at end of period	704,925	699,728

(1)	Regulatory capital information is preliminary.
(2)	Tangible common equity, Tier 1 common equity and related ratios are non-GAAP measures. Management uses these measures to assess the quality of capital and believes that investors may find them useful in their analysis of the Company. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies.
(3)	At September 30, 2013, the calculation of tangible book value per common share was revised to be based upon tangible common equity whereas this calculation was previously based upon Tier 1 common equity. In addition, the calculation of tangible assets was revised to no longer include deferred taxes on intangible assets. Previously presented information has been revised to conform to the current presentation.

Table 20
Basel III Capital Ratios (1)

		September 30, 2013

		(Dollars in millions)
	Tier 1 common equity under Basel I definition	$13,003
	Net impact of differences between Basel I and Basel III definitions	64
	Tier 1 common equity under Basel III definition	$13,067
	Risk-weighted assets under Basel III definition	$144,575
	Common equity Tier 1 ratio under Basel III	9.0%

(1)	Regulatory capital information is preliminary. The Basel III amounts are based upon management's preliminary interpretation of the rules adopted by the FRB on July 2, 2013 and are subject to change.

BB&T’s common equity Tier 1 ratio under Basel III was approximately 9.0% at September 30, 2013 based on management’s interpretation of the final rules adopted by the FRB on July 2, 2013, which established a new comprehensive capital framework for U.S. banking organizations. The minimum required common equity Tier 1 ratio, including the capital conservation buffer, will gradually increase from 4.5% on January 1, 2015 to 7.0% on January 1, 2019.

Share Repurchase Activity

No shares were repurchased in connection with the 2006 Repurchase Plan during 2013.

Table 21
Share Repurchase Activity

				Maximum Remaining
				Number of Shares
	Total	Average	Total Shares Purchased	Available for Repurchase
	Shares	Price Paid	Pursuant to	Pursuant to
	Repurchased (1)	Per Share (2)	Publicly-Announced Plan	Publicly-Announced Plan

	(Shares in thousands)

July 2013	51	$34.06	―	44,139
August 2013	22	35.67	―	44,139
September 2013	13	34.11	―	44,139
Total	86	34.47	―	44,139

(1)	Repurchases reflect shares exchanged or surrendered in connection with the exercise of equity-based awards under BB&T’s equity-based compensation plans.
(2)	Excludes commissions.

Non-GAAP Information

Certain amounts have been presented that exclude the effect of the $281 million and $235 million adjustments for uncertain income tax positions that were recognized in the first quarter and third quarter of 2013, respectively. BB&T believes these adjusted measures are meaningful as excluding the adjustment increases the comparability of certain period-to-period results. The following table reconciles these adjusted measures to their corresponding GAAP amount.

Table 22
Non-GAAP Reconciliations

	As Reported	Tax Adjustment	Excluding Tax Adjustment

	(Dollars in millions, except per share amount)
Nine Months Ended September 30, 2013
Net income available to common shareholders	$1,025	$516	$1,541
Weighted average number of diluted common shares (thousands)	713,282		713,282
Diluted EPS	$1.44		$2.16

Net income	$1,141	$516	$1,657
Average assets	181,182	222	181,404
Return on average assets	0.84%		1.22%

Net income available to common shareholders	$1,025	$516	$1,541
Average common shareholders' equity	19,309	222	19,531
Return on average common shareholders' equity	7.10%		10.55%

Income before income taxes	$2,293		$2,293
Provision for income taxes	1,152	$(516)	636
Effective tax rate	50.2%		27.7%

Three Months Ended September 30, 2013
Net income available to common shareholders	$268	$235	$503
Weighted average number of diluted common shares (thousands)	716,101		716,101
Diluted EPS	$0.37		$0.70

Net income	$309	$235	$544
Average assets	180,363	3	180,366
Return on average assets	0.68%		1.20%

Net income available to common shareholders	$268	$235	$503
Average common shareholders' equity	19,491	3	19,494
Return on average common shareholders' equity	5.44%		10.22%

Income before income taxes	$759		$759
Provision for income taxes	450	$(235)	215
Effective tax rate	59.3%		28.3%

Three Months Ended March 31, 2013
Net income	$256	$281	$537
Average assets	181,358	100	181,458
Return on average assets	0.57%		1.20%

Net income available to common shareholders	$210	$281	$491
Average common shareholders' equity	19,138	100	19,238
Return on average common shareholders' equity	4.44%		10.34%

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to the “Commitments and Contingencies” and “Income Taxes” notes in the “Notes to Consolidated Financial Statements.”

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2012. In addition to the risk factors in BB&T’s Annual Report on Form 10-K, the following supplemental risk factor related to the implementation of a new ERP system should be carefully considered. Additional risks and uncertainties not currently known to BB&T or that management has deemed to be immaterial also may materially adversely affect BB&T’s business, financial condition, and/or operating results.

BB&T may not be able to successfully implement a new ERP system, which could adversely affect BB&T’s business operations and profitability.

BB&T is investing significant resources in an enterprise-wide initiative aimed at implementing an ERP financial platform, utilizing certain modules of SAP software. The ERP system is expected to be partially operational in 2014 and fully operational in 2015. The objective of the new ERP system is to modernize and consolidate many of BB&T’s existing systems that are currently used for a variety of functions throughout the Company, including both internal and external financial reporting. BB&T may not be able to successfully implement and integrate the new ERP system, which could adversely impact the ability to provide timely and accurate financial information in compliance with legal and regulatory requirements, which could result in sanctions from regulatory authorities. Such sanctions could include fines and suspension of trading in BB&T stock, among others. In addition, a number of core business processes including, but not limited to, remitting amounts owed to vendors, could be affected. The implementation could extend past the expected timing and/or result in operating inefficiencies, which could increase the costs associated with the implementation.

Failure to implement part or all of the ERP system could result in impairment charges that adversely impact BB&T’s financial condition and results of operations and could result in significant costs to remediate or replace the defective components. In addition, BB&T may incur significant training, licensing, maintenance, consulting and amortization expenses during and after the implementation, and any such costs may continue for an extended period of time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Refer to “Share Repurchase Activity” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section herein.

ITEM 6. EXHIBITS

3(ii)	Bylaws of the Registrant, as amended and restated August 27, 2013

11	Statement re: Computation of Earnings Per Share.

12	Statement re: Computation of Ratios.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Definition Linkbase.
83

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BB&T CORPORATION (Registrant)

Date: October 31, 2013	By:	/s/ Daryl N. Bible
Daryl N. Bible, Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: October 31, 2013	By:	/s/ Cynthia B. Powell
Cynthia B. Powell, Executive Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location

3(ii)†	Bylaws of the Registrant, as amended and restated August 27, 2013	Incorporated herein by reference to Exhibit 3(ii) of the Current Report on Form 8-K, filed August 29, 2013.

11	Statement re: Computation of Earnings Per Share.	Filed herewith as Note 15.

12†	Statement re: Computation of Ratios.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.

*	Management compensatory plan or arrangement.
†	Exhibit filed with the Securities and Exchange Commission and available upon request.

