Form 10-K
period 2013-12-31
BB&T CORP
filed 2014-02-26
CIK 92230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission File Number: 1-10853

BB&T CORPORATION

(Exact name of Registrant as specified in its Charter)

North Carolina	56-0939887
(State of Incorporation)	(I.R.S. Employer Identification No.)

200 West Second Street Winston-Salem, North Carolina	27101
(Address of principal executive offices)	(Zip Code)

(336) 733-2000

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Name of each exchange on which registered
Common Stock, $5 par value	New York Stock Exchange
Depositary Shares each representing 1/1,000th interest in a share of Series D Non-Cumulative Perpetual Preferred Stock	New York Stock Exchange
Depositary Shares each representing 1/1,000th interest in a share of Series E Non-Cumulative Perpetual Preferred Stock	New York Stock Exchange
Depositary Shares each representing 1/1,000th interest in a share of Series F Non-Cumulative Perpetual Preferred Stock	New York Stock Exchange
Depositary Shares each representing 1/1,000th interest in a share of Series G Non-Cumulative Perpetual Preferred Stock	New York Stock Exchange

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  [  ]   No  [X]

At January 31, 2014, the Company had 710,891,276 shares of its Common Stock, $5 par value, outstanding. As of June 30, 2013, the aggregate market value of voting stock held by nonaffiliates of the Company was approximately $23.7 billion.

BB&T CORPORATION
Index
December 31, 2013

		Page Nos.

PART I
Item 1	Business	7
Item 1A	Risk Factors	21
Item 1B	Unresolved Staff Comments - (None to be reported)
Item 2	Properties	29
Item 3	Legal Proceedings (see Note 12 and Note 14)	123, 127
Item 4	Mine Safety Disclosures - (Not applicable)
PART II
Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	29
Item 6	Selected Financial Data	33
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	34
Item 7A	Quantitative and Qualitative Disclosures About Market Risk (see Market Risk Management)	73
Item 8	Financial Statements and Supplementary Data
	Consolidated Balance Sheets	86
	Consolidated Statements of Income	87
	Consolidated Statements of Comprehensive Income	88
	Consolidated Statements of Changes in Shareholders' Equity	89
	Consolidated Statements of Cash Flows	90
	Notes to Consolidated Financial Statements	91
	Report of Independent Registered Public Accounting Firm	85
	Quarterly Financial Summary	82
Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure - (None to be reported)
Item 9A	Controls and Procedures	84
Item 9B	Other Information - (None to be reported)
PART III
Item 10	Directors, Executive Officers and Corporate Governance	*
Item 11	Executive Compensation	*
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
Item 13	Certain Relationships and Related Transactions, and Director Independence	*
Item 14	Principal Accounting Fees and Services	*
PART IV
Item 15	Exhibits, Financial Statement Schedules
	Financial Statements - (see Listing in Item 8 above)
	Exhibits	150
	Financial Statement Schedules - (None required)
2

*	For information regarding executive officers, refer to “Executive Officers of BB&T” in Part I. The other information required by Item 10 is incorporated herein by reference to the information that appears under the headings “Proposal 1-Election of Directors,” “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

The information required by Item 11 is incorporated herein by reference to the information that appears under the headings “Compensation Discussion and Analysis,” “Compensation of Executive Officers,” “Compensation Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation of Directors” in the Registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

For information regarding the registrant’s securities authorized for issuance under equity compensation plans, refer to “Equity Compensation Plan Information” in Part II.

The other information required by Item 12 is incorporated herein by reference to the information that appears under the headings “Stock Ownership Information” and “Compensation of Executive Officers” in the Registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

The information required by Item 13 is incorporated herein by reference to the information that appears under the headings “Corporate Governance Matters” and “Transactions with Executive Officers and Directors” in the Registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

The information required by Item 14 is incorporated herein by reference to the information that appears under the headings “Fees to Auditors” and “Corporate Governance Matters” in the Registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

Glossary of Defined Terms

The following terms may be used throughout this Report, including the consolidated financial statements and related notes.

Term	Definition
2006 Repurchase Plan	Plan for the repurchase of up to 50 million shares of BB&T’s common stock
ADC	Acquisition, development and construction
ACL	Allowance for credit losses
AFS	Available-for-sale
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income (loss)
BankAtlantic	BankAtlantic, a federal savings association acquired by BB&T from BankAtlantic Bancorp, Inc.
Basel III	Global regulatory standards on bank capital adequacy and liquidity published by the BCBS
BB&T	BB&T Corporation and subsidiaries
BB&T FSB	BB&T Financial, FSB
BCBS	Basel Committee on Bank Supervision
BHC	Bank holding company
BHCA	Bank Holding Company Act of 1956, as amended
Branch Bank	Branch Banking and Trust Company
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CDI	Core deposit intangible assets
CFPB	Consumer Financial Protection Bureau
Colonial	Collectively, certain assets and liabilities of Colonial Bank acquired by BB&T in 2009
Company	BB&T Corporation and subsidiaries (interchangeable with "BB&T" above)
Council	Financial Stability Oversight Council
CRA	Community Reinvestment Act of 1977
CRE	Commercial real estate
Crump Insurance	The life and property and casualty insurance operations acquired from the Crump Group
DIF	Deposit Insurance Fund administered by the FDIC
Directors’ Plan	Non-Employee Directors’ Stock Option Plan
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings per common share
ERP	Enterprise resource planning
EU	European Union
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHC	Financial Holding Company
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FINRA	Financial Industry Regulatory Authority
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
FTE	Fully taxable-equivalent
FTP	Funds transfer pricing
GAAP	Accounting principles generally accepted in the United States of America
GNMA	Government National Mortgage Association
Grandbridge	Grandbridge Real Estate Capital, LLC
GSE	U.S. government-sponsored enterprise
HTM	Held-to-maturity
IMLAFA	International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001
IPV	Independent price verification
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association, Inc.
4

Term	Definition
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
LOB	Line of business
MBS	Mortgage-backed securities
MRLCC	Market Risk, Liquidity and Capital Committee
MSR	Mortgage servicing right
MSRB	Municipal Securities Rulemaking Board
NIM	Net interest margin
NPA	Nonperforming asset
NPL	Nonperforming loan
NPR	Notice of Proposed Rulemaking
NYSE	NYSE Euronext, Inc.
OAS	Option adjusted spread
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
OTS	Office of Thrift Supervision
OTTI	Other-than-temporary impairment
Parent Company	BB&T Corporation, the parent company of Branch Bank and other subsidiaries
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
Peer Group	Financial holding companies included in the industry peer group index
Reform Act	Federal Deposit Insurance Reform Act of 2005
RMO	Risk Management Organization
RSU	Restricted stock unit
RUFC	Reserve for unfunded lending commitments
S&P	Standard & Poor's
SBIC	Small Business Investment Company
SCAP	Supervisory Capital Assessment Program
SEC	Securities and Exchange Commission
Short-Term Borrowings	Federal funds purchased, securities sold under repurchase agreements and other short-term borrowed funds with original maturities of less than one year
Simulation	Interest sensitivity simulation analysis
TBA	To be announced
TDR	Troubled debt restructuring
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
UPB	Unpaid principal balance
VA	U.S. Department of Veterans Affairs
VaR	Value-at-risk
VIE	Variable interest entity

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, regarding the financial condition, results of operations, business plans and the future performance of BB&T that are based on the beliefs and assumptions of the management of BB&T and the information available to management at the time that these disclosures were prepared. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “projects,” “may,” “will,” “should,” “could,” and other similar expressions are intended to identify these forward-looking statements. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. Such factors include, but are not limited to, the following:

•	general economic or business conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit, insurance or other services;

•	disruptions to the credit and financial markets, either nationally or globally, including the impact of a downgrade of U.S. government obligations by one of the credit ratings agencies and the adverse effects of recessionary conditions in Europe;

•	changes in the interest rate environment and cash flow reassessments may reduce NIM and/or the volumes and values of loans made or held as well as the value of other financial assets held;

•	competitive pressures among depository and other financial institutions may increase significantly;

•	legislative, regulatory or accounting changes, including changes resulting from the adoption and implementation of the Dodd-Frank Act may adversely affect the businesses in which BB&T is engaged;

•	local, state or federal taxing authorities may take tax positions that are adverse to BB&T;

•	a reduction may occur in BB&T’s credit ratings;

•	adverse changes may occur in the securities markets;

•	competitors of BB&T may have greater financial resources and develop products that enable them to compete more successfully than BB&T and may be subject to different regulatory standards than BB&T;

•	natural or other disasters could have an adverse effect on BB&T in that such events could materially disrupt BB&T’s operations or the ability or willingness of BB&T’s customers to access the financial services BB&T offers;

•	costs or difficulties related to the integration of the businesses of BB&T and its merger partners may be greater than expected;

•	expected cost savings or revenue growth associated with completed mergers and acquisitions may not be fully realized or realized within the expected time frames;

•	significant litigation could have a material adverse effect on BB&T;

•	deposit attrition, customer loss and/or revenue loss following completed mergers and acquisitions may be greater than expected; and

•	cyber-security risks, including “denial of service,” “hacking” and “identity theft,” could adversely affect our business and financial performance, or our reputation.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those expressed in or implied by any forward-looking statement. Except to the extent required by applicable law or regulation, BB&T undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

ITEM 1. BUSINESS

BB&T is a financial holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its business operations primarily through its bank subsidiary, Branch Bank, and other nonbank subsidiaries.

Operating Subsidiaries

Principal operating subsidiaries include the following:

•	Branch Banking and Trust Company, Winston-Salem, North Carolina

•	BB&T Securities, LLC, Richmond, Virginia

•	Regional Acceptance Corporation, Greenville, North Carolina

•	American Coastal Insurance Company, Davie, Florida

•	Sterling Capital Management, LLC, Charlotte, North Carolina

Branch Bank, BB&T’s largest subsidiary, was chartered in 1872 and is the oldest bank headquartered in North Carolina. Branch Bank provides a wide range of banking and trust services for retail and commercial clients in its geographic markets, including small and mid-size businesses, public agencies, local governments and individuals, through 1,825 offices (as of December 31, 2013). BB&T FSB was merged into Branch Bank effective January 1, 2013. Branch Bank’s principal operating subsidiaries include:

•	BB&T Equipment Finance Corporation, based in Charlotte, North Carolina, which provides loan and lease financing to commercial and small businesses;

•	BB&T Insurance Services, Inc., headquartered in Raleigh, North Carolina, which offers property and casualty, life, health, employee benefits, commercial general liability, surety, title and other insurance products through its agency network;

•	BB&T Investment Services, Inc., a registered broker-dealer located in Charlotte, North Carolina, which offers clients non-deposit investment products, including discount brokerage services, equities, fixed-rate, variable-rate and index annuities, mutual funds, government and municipal bonds, and money market funds;

•	CRC Insurance Services, Inc., based in Birmingham, Alabama, which is a wholesale insurance broker authorized to do business nationwide;

•	Crump Life Insurance Services, Inc., based in Pennsylvania, which is a wholesale insurance broker authorized to do business nationwide;

•	Grandbridge, based in Charlotte, North Carolina, which specializes in arranging and servicing commercial mortgage loans;

•	McGriff, Seibels & Williams, Inc., based in Birmingham, Alabama, which is authorized to do business nationwide and specializes in providing insurance products on an agency basis to large commercial clients, including many Fortune 500 companies; and

•	Prime Rate Premium Finance Corporation, Inc., located in Florence, South Carolina, and its subsidiaries, which include AFCO Credit Corporation, that provide insurance premium financing to clients in the United States and Canada.

Major Nonbank Subsidiaries

BB&T also has a number of nonbank subsidiaries, including:

•	American Coastal Insurance Company, an admitted Florida specialty insurance company that underwrites property insurance risks for commercial condominium or cooperative associations;
7

•	BB&T Securities, LLC, which is a registered investment banking and full-service brokerage firm that provides services in retail brokerage, equity and debt underwriting, investment advice, corporate finance and equity research; and facilitates the origination, trading and distribution of fixed-income securities and equity products in both the public and private capital markets. BB&T Securities, LLC also provides correspondent clearing services to broker-dealers and entities involved in the securities industry;

•	Regional Acceptance Corporation, which specializes in indirect financing for consumer purchases of primarily mid-model and late-model used automobiles; and

•	Sterling Capital Management, LLC, a registered investment advisor, which provides tailored investment management solutions to meet the specific needs and objectives of individual and institutional clients through a full range of investment strategies.

Services

BB&T’s subsidiaries offer a variety of services targeted to retail and commercial clients. BB&T’s objective is to offer clients a full array of products to meet all their financial needs.

Retail Services:	Commercial Services:
Asset management	Asset management
Automobile lending	Association services
Bankcard lending	Capital markets services
Consumer finance	Commercial deposit services
Home equity lending	Commercial finance
Home mortgage lending	Commercial middle market lending
Insurance	Commercial mortgage lending
Investment brokerage services	Corporate banking
Mobile/online banking	Institutional trust services
Payment solutions	Insurance
Retail deposit services	Insurance premium finance
Sales finance	International banking services
Small business lending	Leasing
Wealth management/private banking	Merchant services
Mortgage warehouse lending
Payment solutions
Private equity investments
Real estate lending
Supply chain management

Market Area

The following table reflects BB&T’s deposit market share and branch locations by state:

Table 1
BB&T Deposit Market Share and Branch Locations by State

		% of BB&T's Deposits (2)	Deposit Market Share Rank (2)	Number of Branches (3)
	North Carolina (1)	23%	2nd	358
	Virginia	20	4th	365
	Florida	15	6th	326
	Georgia	11	5th	162
	Maryland	7	7th	125
	South Carolina	7	3rd	115
	West Virginia	5	1st	78
	Kentucky	4	4th	82
	Alabama	4	4th	87
	Tennessee	2	6th	52
	Texas	1	37th	60
	Washington, D.C.	1	7th	13

(1)	Excludes home office deposits.
(2)	Source: FDIC.gov-data as of June 30, 2013.
(3)	As of December 31, 2013. Excludes two branches in Indiana.

BB&T operates in markets that have a diverse employment base covering numerous industries. Management strongly believes that BB&T’s community bank approach to providing client service is a competitive advantage that strengthens the Company’s ability to effectively provide financial products and services to businesses and individuals in its markets. Furthermore, BB&T believes its current market area will support growth in assets and deposits in the future.

Competition

The financial services industry is highly competitive, and change continues to occur in all aspects of BB&T’s business. BB&T’s subsidiaries compete actively with national, regional and local financial services providers, including banks, thrifts, securities dealers, mortgage bankers, finance companies and insurance companies. Competition among providers of financial products and services continues to increase, with consumers having the opportunity to select from a variety of traditional and nontraditional alternatives. The industry continues to consolidate, which affects competition by eliminating some regional and local institutions, while strengthening the franchises of acquirers. For additional information concerning markets, BB&T’s competitive position and business strategies, and recent government interventions see “Market Area” above and “General Business Development” below.

General Business Development

BB&T is a regional financial holding company. BB&T has maintained a long-term focus on a strategy that includes expanding and diversifying its franchise in terms of revenues, profitability and asset size. This strategy has historically encompassed both organic growth and acquisitions of complementary banks and financial businesses. During recent years, BB&T has focused more on organic growth, but is well positioned for strategic opportunities.

Merger and Acquisition Strategy

BB&T’s growth in business, profitability and market share has historically been enhanced by strategic mergers and acquisitions. Management intends to remain disciplined and focused with regard to future merger and acquisition opportunities. BB&T will continue to assess bank and thrift acquisitions subject to market conditions, primarily within or contiguous to BB&T’s existing footprint, and will pursue economically advantageous acquisitions of insurance agencies, specialized lending businesses, and fee income generating financial services businesses. BB&T’s strategy is currently focused on meeting the following three acquisition criteria:

•	must be strategically attractive – meaning that any bank acquisition should be in BB&T’s existing footprint to allow for cost savings and economies of scale or in contiguous states to provide market diversification, or the transaction must be otherwise strategically compelling;

•	any risk-related issues would need to be addressed; and

•	must meet BB&T’s financial criteria.

Regulatory Considerations

The following discussion describes elements of an extensive regulatory framework applicable to BHCs, FHCs and banks and contains specific information about BB&T. Regulation of banks, BHCs and FHCs is intended primarily for the protection of depositors, the DIF and the stability of the financial system, rather than for the protection of shareholders and creditors. As described in more detail below, comprehensive reform of the legislative and regulatory landscape occurred with the passage of the Dodd-Frank Act in 2010. Implementation of the Dodd-Frank Act and related rulemaking activities continued in 2013. In addition to banking laws, regulations and regulatory agencies, BB&T is subject to various other laws, regulations, supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of BB&T and its ability to make distributions to shareholders.

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

Financial Regulatory Reform

During the past several years, there has been a significant increase in regulation and regulatory oversight for U.S. financial services firms, primarily resulting from the Dodd-Frank Act. The Dodd-Frank Act is extensive, complicated and comprehensive legislation that impacts practically all aspects of a banking organization, representing a significant overhaul of many aspects of the regulation of the financial services industry. The Dodd-Frank Act implements numerous and far-reaching changes that affect financial companies, including banks, BHCs and FHCs such as BB&T, by, among other things:

•	requiring regulation and oversight of large, systemically important financial institutions by establishing an interagency council on systemic risk and implementation of heightened prudential standards and regulation by the FRB for systemically important financial institutions (including nonbank financial companies), as well as the implementation of the FDIC resolution procedures for liquidation of large financial companies to avoid market disruption;

•	applying the same leverage and risk-based capital requirements that apply to insured depository institutions to most BHCs, savings and loan holding companies and systemically important nonbank financial companies;

•	limiting the FRB’s emergency authority to lend to nondepository institutions to facilities with broad-based eligibility, and authorizing the FDIC to establish an emergency financial stabilization fund for solvent depository institutions and their holding companies, subject to the approval of Congress, the Secretary of the U.S. Treasury and the FRB;

•	centralizing responsibility for consumer financial protection by creating an independent agency, the CFPB, with responsibility for implementing, enforcing and examining compliance with federal consumer financial laws;

•	creating regimes for regulation of over-the-counter derivatives and non-admitted property and casualty insurers and reinsurers;

•	requiring that any interchange transaction fee charged for a debit transaction be “reasonable and proportional” to the cost incurred by the issuer for the transaction, with regulations that establish such fee standards, eliminating exclusivity arrangements between issuers and networks for debit card transactions and limiting restrictions on merchant discounting for use of certain payment forms and minimum or maximum amount thresholds as a condition for acceptance of credit cards;

•	implementing regulation of hedge fund and private equity advisers by requiring such advisers to register with the SEC;

•	providing for the implementation of certain corporate governance provisions for all public companies concerning executive compensation;

•	increasing the FDIC’s deposit insurance limits permanently to $250,000 for non-transaction accounts and changing the assessment base as well as increasing the reserve ratio for the DIF to ensure the future strength of the DIF; and

•	reforming regulation of credit rating agencies.

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

As a BHC and an FHC under federal law, BB&T is subject to regulation under the BHCA and the examination and reporting requirements of the FRB. Branch Bank, a North Carolina state-chartered commercial bank, is subject to regulation, supervision and examination by the North Carolina Commissioner of Banks, the FDIC and the CFPB.

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

In addition to federal and state banking laws and regulations, BB&T and certain of its subsidiaries and affiliates, including those that engage in securities underwriting, dealing, brokerage, investment advisory and insurance activities, are subject to other federal and state laws and regulations, and supervision and examination by other state and federal regulatory agencies and other regulatory authorities, including the SEC, FINRA, NYSE and various state insurance and securities regulators.

FHC Regulation

Under current federal law, as a BHC, BB&T has elected to become an FHC, which allows it to offer customers virtually any type of service that is financial in nature or incidental thereto, including banking and activities closely related thereto, securities underwriting, insurance (both underwriting and agency) and merchant banking. In order to qualify and maintain its status as an FHC, an FHC and all of its affiliated depository institutions must be well-capitalized and well-managed and have at least a satisfactory CRA rating. If the FRB determines that an FHC is not well-capitalized or well-managed, the company has a period of time to comply, but during the period of noncompliance, the FRB can place any limitations on the FHC that it believes to be appropriate. Furthermore, if the FRB determines that an FHC has not maintained a satisfactory CRA rating, the company will not be able to commence any new financial activities or acquire a company that engages in such activities, although the company will still be allowed to engage in activities closely related to banking and make investments in the ordinary course of conducting merchant banking activities.

Most of the financial activities that are permissible for FHCs also are permissible for a bank’s “financial subsidiary,” except for insurance underwriting, insurance company portfolio investments, real estate investments and development, and merchant banking, which must be conducted in an FHC. In order for a financial subsidiary of a bank to engage in permissible financial activities, federal law requires the parent bank (and its sister-bank affiliates) to be well-capitalized and well-managed; the aggregate consolidated assets of all of that bank’s financial subsidiaries may not exceed the lesser of 45% of its consolidated total assets or $50 billion; the bank must have at least a satisfactory CRA rating; and, if that bank is one of the 100 largest national banks, it must meet certain financial rating or other comparable requirements.

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

The Dodd-Frank Act establishes additional regulation for BHCs, which generally apply to BB&T. The Council is required under the Dodd-Frank Act to monitor emerging risks to financial stability, recommend heightened prudential standards for large, interconnected financial companies and require certain nonbank financial companies to be supervised by the FRB if their activities are determined to pose a risk to financial stability.

The Dodd-Frank Act also imposes new prudential regulation on depository institutions and their holding companies. The law imposes new, more stringent standards and requirements with respect to (1) bank and nonbank acquisitions and mergers, (2) FHCs engaged in “financial activities,” (3) affiliate transactions and (4) proprietary trading, among other provisions.

Enhanced Supervision Standards for Systemically Important Financial Institutions

The Dodd-Frank Act requires the FRB to establish enhanced supervision and prudential standards applicable to large, interconnected financial institutions, including BHCs like BB&T, with total consolidated assets of $50 billion or more (often referred to as systemically important financial institutions). In December 2012, the FRB published a notice of proposed rulemaking to implement the enhanced prudential standards required to be established under section 165 of the Dodd-Frank Act and the early remediation requirements established under section 166 of the Dodd-Frank Act for foreign banking organizations and foreign nonbank financial companies supervised by the FRB. The enhanced prudential standards include risk-based capital and leverage requirements, liquidity standards, risk management and risk committee requirements, single-counterparty credit limits, stress test requirements and a debt-to-equity limit for companies that the Financial Stability Oversight Council has determined pose a grave threat to financial stability. In February 2014, the FRB issued the final rule on enhanced prudential standards.

Resolution Planning

FRB and FDIC regulations require “covered companies” such as BB&T and systemically important financial institutions such as Branch Bank to file, maintain and update plans for a rapid and orderly resolution in the event of material financial distress or failure (a “living will”). Both the FRB and the FDIC must review and approve BB&T’s and Branch Bank’s living wills and are authorized to impose restrictions on BB&T’s and Branch Bank’s growth and activities or operations if deemed necessary. BB&T’s initial plans were submitted to the FRB and the FDIC in December 2013, and the public portion of the submission is available in the Additional Disclosures section of the Investor Relations site at www.bbt.com/about. Following the initial submission, BB&T is required to submit annual resolution plans by December 31 of each subsequent year.

CCAR and Stress Test Requirements

Current FRB rules require BHCs such as BB&T with $50 billion or more of total consolidated assets to submit annual capital plans based on pre-defined stress scenarios. Such BHCs will also be required to collect and report certain related data on a quarterly basis to allow the FRB to monitor the companies’ progress against their annual capital plans. Covered BHCs, including BB&T, may pay dividends and repurchase stock only in accordance with a capital plan that has been reviewed by the FRB and as to which the FRB has not objected. The rules also require, among other things, that a covered BHC may not make a capital distribution unless, after giving effect to the distribution, it will meet all minimum regulatory capital ratios and have a ratio of Basel I Tier 1 common capital to risk-weighted assets of at least 5%. BB&T submitted its 2013 capital plan for review in January 2013 and was notified by the FRB in March 2013 that the FRB did not object to the continuation of dividend payments in the same amount as first quarter dividends, and that the FRB had no objection to the continued payment of preferred dividends; however the FRB did object to certain other elements of BB&T’s capital plan which were unrelated to BB&T’s capital strength, earnings power or financial condition. BB&T submitted a revised capital plan to the FRB in June 2013 and the FRB subsequently notified BB&T in August 2013 that it had no objection to the revised capital plan.

In addition to the CCAR process, the Dodd-Frank Act requires the FRB to conduct an annual supervisory stress test for BHCs such as BB&T with $50 billion or more of total consolidated assets and to conduct semi-annual company-run stress tests. In October 2012, the FRB adopted final stress testing rules for covered BHCs that describe the types of supervisory scenarios that may be provided in connection with the annual CCAR process and require that BB&T (as well as other covered BHCs) conduct a separate mid-year stress test, file the results of such test with the FRB in early July and publicly disclose details of the scenario and the impact on BHC capital by the end of September of each year. On September 20, 2013, BB&T released the results of its company-run midcycle stress test, which are available in the Additional Disclosures section of the Investor Relations site on www.bbt.com/about.

The Dodd-Frank Act also requires the FDIC to conduct an annual supervisory stress test for FDIC-insured state nonmember banks such as Branch Bank with $50 billion or more of total consolidated assets and requires such institutions to conduct annual company-run stress tests. The FDIC adopted final annual stress testing rules in October 2012. The results of the annual supervisory stress test are included in the annual capital plan submitted to the FDIC.

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

Federal and state banking regulators also have broad enforcement powers over Branch Bank, including the power to impose fines and other civil and criminal penalties, and to appoint a receiver in order to conserve the assets of any such institution for the benefit of depositors and other creditors. The North Carolina Commissioner of Banks also has the authority to take possession of a North Carolina state bank in certain circumstances, including, among other things, when it appears that such bank has violated its charter or any applicable laws, is conducting its business in an unauthorized or unsafe manner, is in an unsafe or unsound condition to transact its business or has an impairment of its capital stock.

Payment of Dividends; Capital Requirements

The Parent Company is a legal entity separate and distinct from Branch Bank and its subsidiaries. The majority of the Parent Company’s revenue is from dividends paid by Branch Bank. Branch Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, BB&T and Branch Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums, and to remain “well-capitalized” under the prompt corrective action regulations summarized elsewhere in this section. Federal banking regulators have indicated that banking organizations should generally pay dividends only if (1) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (2) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. BB&T’s 2014 capital actions will depend on the FRB’s review of BB&T’s 2014 capital plan, which was submitted in January 2014.

North Carolina law states that, provided a bank does not make distributions that reduce its capital below its applicable required capital, the board of directors of a bank chartered under the laws of North Carolina may declare such distributions as the directors deem proper.

Capital Requirements

Information related to certain capital ratios is shown in the following table:

Table 2
Capital Adequacy Ratios
December 31, 2013

	Regulatory Minimum	Regulatory Minimum to be Well-Capitalized	BB&T	Branch Bank

Risk-based capital ratios:
Tier 1 capital	4.0%	6.0%	11.8%	11.9%
Total risk-based capital	8.0	10.0	14.3	13.4
Tier 1 common capital	N/A	N/A	9.9	9.7
Tier 1 leverage capital ratio	3.0	5.0	9.3	9.4

The federal banking agencies, including the FRB and the FDIC, are required to take “prompt corrective action” in respect of depository institutions and their BHCs that do not meet minimum capital requirements. The law establishes five capital categories for insured depository institutions for this purpose: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” To be considered “well-capitalized” under these standards, an institution must maintain the ratios shown above and must not be subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

Federal law also requires the bank regulatory agencies to implement systems for “prompt corrective action” for institutions that fail to meet minimum capital requirements within the five capital categories, with progressively more severe restrictions on operations, management and capital distributions according to the category in which an institution is placed. Additionally, failure to meet capital requirements may cause an institution to be directed to raise additional capital. Federal law further mandates that the agencies adopt safety and soundness standards generally relating to operations and management, asset quality and executive compensation, and authorizes administrative action against an institution that fails to meet such standards.

In addition to the “prompt corrective action” directives, failure to meet capital guidelines may subject a banking organization to a variety of other enforcement remedies, including additional substantial restrictions on its operations and activities, termination of deposit insurance by the FDIC and, under certain conditions, the appointment of a conservator or receiver.

U.S. Implementation of Basel III

In July 2013, the FRB published final rules establishing a new comprehensive capital framework for U.S. banking organizations. These rules implement the BCBS's December 2010 framework, known as “Basel III,” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The rules substantially revise the risk-based capital requirements applicable to BHCs and depository institutions, including BB&T and Branch Bank, compared to the current U.S. risk-based capital rules. The rules define the components of capital and address other issues affecting the numerator in banking institutions' regulatory capital ratios. The rules also address risk weights and other issues affecting the denominator in banking institutions' regulatory capital ratios and replace the existing risk-weighting approach, which was derived from Basel I capital accords of the BCBS, with a more risk-sensitive approach based, in part, on the standardized approach in the BCBS's 2004 “Basel II” capital accords. The Basel III rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies' rules. At December 31, 2013, BB&T would be considered a standardized approach banking organization and must comply with the new requirements beginning on January 1, 2015. Institutions with greater than $250 billion in assets or $10 billion in foreign assets would be considered an advanced approach banking organization, which requires a more conservative calculation of risk-weighted assets, with a compliance date of January 1, 2014.

The Basel III rules, among other things, (1) introduce a new capital measure referred to as common equity Tier 1; (2) specify that Tier 1 capital consist of Tier 1 common equity and additional Tier 1 capital instruments meeting specified requirements; (3) define Tier 1 common equity narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to Tier 1 common equity and not to the other components of capital; and (4) expand the scope of the deductions/adjustments from capital as compared to existing regulations.

The Basel III rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, resulting in higher risk weights for a variety of asset categories. More conservative risk-weighting of certain residential mortgage loans and the requirement to recognize in capital the value of unrecognized gains and losses in AFS securities were not retained. In addition, the rules provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

The Basel III rules revise the “prompt corrective action” directives by establishing certain ratio levels for well-capitalized status. In addition to the minimum risk-based capital requirements, all banks must hold additional capital, the capital conservation buffer, to avoid being subject to limits on capital distributions, such as dividend payments, discretionary payments on Tier 1 instruments, share buybacks, and certain discretionary bonus payments to executive officers, including heads of major business lines and similar employees. The required amount of the capital conservation buffer will be phased-in annually through January 1, 2019.

In November 2013, the FDIC, FRB and OCC released a joint statement providing a notice of proposed rulemaking concerning the U.S. implementation of the liquidity coverage ratio rule. BB&T is currently evaluating the impact and has developed a program to ensure compliance with the applicable requirements. BB&T is implementing balance sheet changes to support its compliance with the rule. These actions include changing the mix of its investment portfolio to include more GNMA and U.S. Treasury securities, which qualify as Level 1 under the rule, and changing its deposit mix to reduce public funds deposits and increase retail and commercial deposits.

The following table summarizes the capital requirements and BB&T’s internal targets under Basel III:

Table 3
Capital Under Basel III

	Minimum	Well-	Minimum Capital Plus Capital Conservation Buffer				BB&T
	Capital	Capitalized	2016	2017	2018	2019 (1)	Target
Common equity Tier 1 to risk-weighted assets	4.5%	6.5%	5.125%	5.750%	6.375%	7.000%	8.5%
Tier 1 capital to risk-weighted assets	6.0	8.0	6.625	7.250	7.875	8.500	10.0
Total capital to risk-weighted assets	8.0	10.0	8.625	9.250	9.875	10.500	12.0
Leverage ratio	4.0	5.0	N/A	N/A	N/A	N/A	7.0

(1) Represents BB&T’s goal upon the effective date of Basel III on January 1, 2015.

Volcker Rule

In December 2010, five federal agencies issued final rules developed jointly to implement section 619 of the Dodd-Frank Act (the "Volcker rule"). The final rules prohibit insured depository institutions and affiliated companies ("banking entities") from engaging in short-term proprietary trading of certain securities, derivatives, and commodity futures, and options on these instruments, for their own account. The final rules also impose limits on banking entities' investments in, and other relationships with, hedge funds or private equity funds. Like the Dodd-Frank Act, the final rules provide exemptions for certain activities, including market making, underwriting, hedging, trading in government obligations, insurance company activities, and organizing and offering hedge funds or private equity funds. The final rules also clarify that certain activities are not prohibited, including acting as agent, broker, or custodian.

The compliance requirements under the final rules vary based on the size of the banking entity and the scope of activities conducted. Banking entities with significant trading operations will be required to establish a detailed compliance program, and their Chief Executive Officers will be required to attest that the program is reasonably designed to achieve compliance with the final rules. Independent testing and analysis of an institution's compliance program also will be required. The final rules reduce the burden on smaller, less-complex institutions by limiting their compliance and reporting requirements. Additionally, a banking entity that does not engage in covered trading activities will not need to establish a compliance program. The FRB announced that banking organizations covered by Dodd-Frank Act section 619 will be required to fully conform their activities and investments by July 21, 2015. These requirements are not expected to have a material impact on BB&T’s consolidated financial position, results of operations or cash flows.

Deposit Insurance Assessments

Branch Bank’s deposits are insured by the DIF of the FDIC up to the limits set forth under applicable law. The FDIC imposes a risk-based deposit premium assessment system, which was amended pursuant to the Reform Act and further amended by the Dodd-Frank Act. Under this system, as amended, the assessment rates for an insured depository institution are determined by an assessment rate calculator, which is based on a number of elements to measure the risk each institution poses to the DIF. The new assessment rate is applied to total average assets less tangible equity, as defined under the Dodd-Frank Act. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. The FDIC has published guidelines under the Reform Act on the adjustment of assessment rates for certain institutions. Under the current system, premiums are assessed quarterly.

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

The CFPB has concentrated much of its rulemaking efforts on a variety of mortgage-related topics required under the Dodd-Frank Act, including mortgage origination disclosures, minimum underwriting standards and ability to repay, high-cost mortgage lending, and servicing practices. In January 2013, the CFPB finalized rules covering loan origination and servicing requirements along with other rules on mortgages. The rules related to ability to repay, qualified mortgage standards and mortgage servicing became effective in January 2014. The escrow and loan originator compensation rules became effective in June 2013. A final rule integrating disclosure required by the Truth in Lending Act and the Real Estate Settlement and Procedures Act became effective in November 2013, although implementation of this final rule has been delayed. As a result of these rules, BB&T transferred the management of certain home equity loans from direct retail lending within the Community Banking segment to the Residential Mortgage Banking segment. BB&T continues to analyze the other impacts that such rules may have on its business.

Interchange Fees

As required by the Dodd-Frank Act, the FRB adopted rules during 2011 establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for such transactions. Interchange fees, or “swipe” fees, are charges that merchants pay to BB&T and other card-issuing banks for processing electronic payment transactions. Under the final rules, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction will be the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. An additional 1 cent per transaction fraud prevention adjustment is available to those issuers that comply with certain standards outlined by the FRB.

During July 2013, a U.S. Federal District Court judge ruled against the debit card interchange fee limits imposed by the FRB, resulting in the potential for further reductions to these caps. If upheld, the revised limits are expected to reduce BB&T’s annual revenue by approximately $80 million to $110 million. The FRB filed for an expedited appeal that was heard before the circuit court during January 2014. It is uncertain when the court will issue its opinion; however, the current regulation has been stayed during the appeal.

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

Automated Overdraft Payment Regulation

The FRB and FDIC have enacted consumer protection regulations related to automated overdraft payment programs offered by financial institutions. Regulation E prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Financial institutions must also provide consumers with a notice that explains the financial institution’s overdraft services, including the fees associated with the service and the consumer’s choices. In addition, FDIC-supervised institutions must monitor overdraft payment programs for “excessive or chronic” customer use and undertake “meaningful and effective” follow-up action with customers that overdraw their accounts more than six times during a rolling 12-month period. Financial institutions must also impose daily limits on overdraft charges, review and modify check-clearing procedures, prominently distinguish account balances from available overdraft coverage amounts and ensure board and management oversight regarding overdraft payment programs.

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

Employees

At December 31, 2013, BB&T had approximately 33,700 full-time equivalent employees compared to approximately 34,000 full-time equivalent employees at December 31, 2012.

Website Access to BB&T’s Filings with the SEC

All of BB&T’s electronic filings with the SEC, including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act, as amended, are made available at no cost in the Investor Relations section of the Company’s website, www.bbt.com/about, as soon as reasonably practicable after BB&T files such material with, or furnishes it to, the SEC. BB&T’s SEC filings are also available through the SEC’s website at www.sec.gov.

Corporate Governance

Information with respect to BB&T’s Board of Directors, Executive Officers and corporate governance policies and principles is presented on BB&T’s website, www.bbt.com/about, and includes:

•	Corporate Governance Guidelines

•	Corporate Board of Directors

•	Committees of the Corporate Board of Directors and Committee Charters

•	Codes of Ethics for Directors, Senior Financial Officers and Associates

•	Chief Executive Officer and Chief Financial Officer Certifications

•	Executive Officers

•	Policy and Procedures for Accounting, Securities and Legal Complaints, including Whistleblower Procedures

•	Statement of Political Activity

BB&T intends to disclose any substantive amendments or waivers to the Codes of Ethics for Directors or Senior Financial Officers on BB&T’s website at www.bbt.com/about.

Executive Officers of BB&T

Executive Officer	Recent Work Experience	Years of Service	Age
Kelly S. King	Chairman since January 2010. Chief Executive Officer since January 2009. Chief Operating Officer between June 2004 and December 2008.	41	65
Chairman and Chief Executive Officer

Christopher L. Henson	Chief Operating Officer since January 2009. Chief Financial Officer between July 2005 and December 2008.	29	52
Chief Operating Officer

Daryl N. Bible	Chief Financial Officer since January 2009. Assistant Chief Financial Officer between January 2008 and December 2008.	6	52
Senior Executive Vice President and
Chief Financial Officer

Ricky K. Brown	President, Community Banking since July 2004.	36	58
Senior Executive Vice President and
President, Community Banking

Barbara F. Duck	Enterprise Risk Manager since July 2009. Electronic Delivery Channels Manager between July 2006 and June 2009.	26	47
Senior Executive Vice President and
Enterprise Risk Manager

Donna C. Goodrich	Deposit Services Manager since April 2004.	28	51
Senior Executive Vice President and
Deposit Services Manager

Robert E. Greene (1)	Administrative Group Manager since August 2001. Risk Management Group Manager between July 2006 and June 2009.	41	64
Senior Executive Vice President and
Administrative Group Manager

Robert J. Johnson, Jr.	General Counsel, Secretary and Chief Corporate Governance Officer since September 2010. Deputy General Counsel from January 2008 to August 2010.	9	41
Senior Executive Vice President and General Counsel, Secretary and Chief Corporate Governance Officer

Clarke R. Starnes III	Chief Risk Officer since July 2009. Chief Credit Officer between September 2008 and June 2009. Specialized Lending Manager between January 2000 and August 2008.	31	54
Senior Executive Vice President and
Chief Risk Officer

Steven B. Wiggs	Chief Marketing Officer since February 2005. Lending Group Manager since July 2009.	34	56
Senior Executive Vice President and
Chief Marketing Officer and Lending
Group Manager

Cynthia A. Williams	Chief Corporate Communications Officer since June 2009. Corporate Financial Controls Manager from May 2004 through June 2009	28	61
Senior Executive Vice President and
Chief Corporate Communications Officer

W. Rufus Yates	President and CEO of BB&T Securities since January 2013. President and CEO of Scott & Stringfellow, LLC since 2009. Capital Markets Manager since 2006.	27	56
Senior Executive Vice President and
Capital Markets Manager

__________

(1) Mr. Greene is expected to retire on March 31, 2014.

ITEM 1A. RISK FACTORS

The following discussion sets forth some of the more important risk factors that could materially affect BB&T’s financial condition and operations. When a risk factor spans several risk categories, the below risks have been listed by their primary risk category. Other factors that could affect the Company’s financial condition and operations are discussed in the “Forward-Looking Statements” section above. However, there may be additional risks that are not presently material or known, and factors besides those discussed below, or elsewhere in this or other reports that BB&T filed or furnished with the SEC, that also could adversely affect the Company.

Compliance Risk

Changes in banking laws could have a material adverse effect on BB&T.

BB&T is extensively regulated under federal and state banking laws and regulations that are intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole. In addition, BB&T is subject to changes in federal and state laws as well as changes in banking and credit regulations, and governmental economic and monetary policies. Any of these changes could adversely and materially affect BB&T. The current regulatory environment for financial institutions entails significant potential increases in compliance requirements and associated costs, including those related to consumer credit, with a focus on mortgage lending. For example, the enactment of the Dodd-Frank Act in 2010 represented a significant overhaul of many aspects of the regulation of the financial services industry, and the implementation of and rulemaking under the Dodd-Frank Act during 2013 and in the future could result in materially higher compliance costs and otherwise adversely affect BB&T’s business, financial condition or results of operations. See “Regulatory Considerations” and the immediately following risk factors for additional information regarding the Dodd-Frank Act and its potential impact upon BB&T and its subsidiaries.

Federal and state banking regulators also possess broad powers to take supervisory actions as they deem appropriate. These supervisory actions may result in higher capital requirements, higher insurance premiums and limitations on BB&T’s activities that could have a material adverse effect on its business and profitability.

The ongoing implementation of the Dodd-Frank Act, and its related rulemaking activities, may result in lower revenues, higher costs and ratings downgrades. In addition, failure to meet the FRB’s capital planning and adequacy requirements under the Dodd-Frank Act, may limit the ability to pay dividends, enter into acquisitions and repurchase common stock.

The Dodd-Frank Act, signed into law in July 2010, represents a significant overhaul of many aspects of the regulation of the financial services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, and changes among the bank regulatory agencies. BB&T, under Dodd-Frank, is deemed to be a “systemically important” institution. During 2013, federal agencies continued implementation of the Dodd-Frank Act. Many of these provisions remain subject to further rulemaking, guidance, and interpretation by the applicable federal regulators, such as the Council, which will regulate the systemic risk of the financial system. Due to BB&T’s size, it is subject to additional regulations such as the “living will” requirements relating to the rapid and orderly resolution of systemically important financial institutions in the event of material financial distress or failure. BB&T cannot predict the additional effects that compliance with the Dodd-Frank Act or any regulations will have on BB&T’s businesses or its ability to pursue future business opportunities. Additional regulations resulting from the Dodd-Frank Act may materially adversely affect BB&T’s business, financial condition or results of operations. See “Regulatory Considerations” for additional information regarding the Dodd-Frank Act and its impact upon BB&T.

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

The Dodd-Frank Act requires federal banking agencies to establish more stringent risk-based capital requirements and leverage limits applicable to banks and BHCs. On July 2, 2013, the FRB approved final rules that established a new comprehensive capital framework for U.S. banking organizations. These rules established a more conservative definition of capital, including the elimination of trust-preferred securities for certain institutions. Once adopted and fully phased in, banking organizations such as BB&T would be required to meet enhanced minimum capital and leverage ratios. These requirements, and any other new regulations, including those that have been proposed but not yet implemented as a result of the requirements established by the BCBS, could adversely affect BB&T’s ability to pay dividends, or could require BB&T to reduce business levels or to raise capital, which may adversely affect its results of operations or financial condition. In addition, the costs associated with complying with more stringent capital requirements, such as the requirement to formulate and submit capital plans based on pre-defined stress scenarios on an annual basis, could have a material adverse effect on BB&T. See “Regulatory Considerations” for additional information regarding the capital requirements under the Dodd-Frank Act and Basel III.

Rulemaking changes implemented by the CFPB will result in higher regulatory and compliance costs related to originating and servicing mortgages and may adversely affect our results of operations.

The CFPB has finalized a number of significant rules which will impact nearly every aspect of the lifecycle of a residential mortgage. These rules implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, the Truth in Lending Act and the Real Estate Settlement Procedures Act. The final rules require banks to, among other things: (i) develop and implement procedures to ensure compliance with a new "reasonable ability to repay" test and identify whether a loan meets a new definition for a "qualified mortgage;" (ii) implement new or revised disclosures, policies and procedures for servicing mortgages including, but not limited to, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower's principal residence; (iii) comply with additional restrictions on mortgage loan originator compensation; and (iv) comply with new disclosure requirements and standards for appraisals and escrow accounts maintained for "higher priced mortgage loans." These new rules create operational and strategic challenges for BB&T, as it is both a mortgage originator and a servicer. For example, business models for cost, pricing, delivery, compensation, and risk management will need to be re-evaluated and potentially revised, perhaps substantially. Additionally, programming changes and enhancements to systems will be necessary to comply with the new rules. Some of these new rules became effective in June 2013, while others became effective in January 2014. Forthcoming additional rulemaking affecting the residential mortgage business is also expected. Achieving full compliance in the relatively short timeframe provided for certain of the new rules will result in increased regulatory and compliance costs.

Differences in interpretation of tax laws and regulations may adversely impact BB&T’s financial statements.

Local, state or federal tax authorities may interpret tax laws and regulations differently than BB&T and challenge tax positions that BB&T has taken on its tax returns. This may result in differences in the treatment of revenues, deductions, credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest or penalties that could have a material adverse effect on BB&T’s results. For example, as discussed in Note 12 “Income Taxes” in the “Notes to Consolidated Financial Statements,” in February 2010, BB&T received an IRS statutory notice of deficiency for tax years 2002-2007 asserting a liability for taxes, penalties and interest of approximately $892 million related to the disallowance of foreign tax credits and other deductions claimed by a subsidiary in connection with a financing transaction. BB&T paid the disputed tax, penalties and interest in March 2010 and filed a lawsuit seeking a refund in the U.S. Court of Federal Claims. On September 20, 2013, the court denied the refund claim. As a result of developments in this and other matters, BB&T recognized $516 million in tax charges in 2013. Potential developments in BB&T’s litigation or in similar cases could adversely affect BB&T’s financial position or results of operations.

Credit Risk

Changes in national, regional and local economic conditions and deterioration in the geographic and financial markets in which BB&T operates could lead to higher loan charge-offs and reduce BB&T’s net income and growth.

BB&T’s business is subject to periodic fluctuations based on national, regional and local economic conditions. These fluctuations are not predictable, cannot be controlled, and may have a material adverse impact on BB&T’s operations and financial condition even if other favorable events occur. BB&T’s banking operations are locally oriented and community-based. Accordingly, BB&T expects to continue to be dependent upon local business conditions as well as conditions in the local residential and CRE markets it serves. For example, an increase in unemployment, a decrease in real estate values or increases in interest rates, as well as other factors, could weaken the economies of the communities BB&T serves. Weakness in BB&T’s market area could depress its earnings and consequently its financial condition because:

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

During 2011, the S&P credit rating agency lowered its long term sovereign credit rating on the U.S. from AAA to AA+, which reflected S&P’s view that an August 2011 agreement of U.S. lawmakers regarding the debt ceiling fell short of what would be necessary to stabilize the U.S. government’s medium term debt dynamics. The three other major credit rating agencies did not downgrade their previously issued U.S. sovereign credit ratings, though some have issued negative outlooks at various times over the last three years. The current uncertainty over U.S. fiscal policy could lead to future or further downgrades of the U.S. sovereign credit rating by one or more of the major credit rating agencies. A possible future downgrade of the federal government’s credit rating by one or more of the other major ratings agencies could create uncertainty in the U.S. and global financial markets and cause other events which, directly or indirectly, may adversely affect BB&T’s operations, earnings and financial condition. For example, BB&T’s securities portfolio consists largely of MBS issued by GSEs, such as FHLMC and FNMA. Among other things, a further downgrade in the U.S. government’s credit rating could adversely impact the value of these securities and may trigger requirements that the Company post additional collateral for trades relative to these securities.

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

Although the Colonial loan portfolios are largely covered by shared-loss agreements, BB&T is not immune from losses or risks relative to these portfolios.

Branch Bank acquired significant loan portfolios in connection with its acquisition of Colonial and entered into loss sharing agreements with the FDIC, which provide that a significant portion of losses related to the covered loan portfolios will be borne by the FDIC. Fluctuations in economic conditions, including those related to local residential real estate, CRE and construction markets, may increase the level of charge-offs on the acquired loan portfolio and correspondingly reduce BB&T’s net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on BB&T’s operations and financial condition even if other favorable events occur. Additionally, the loss sharing agreements have limited terms with the commercial loss sharing ending in 2014 and the single family loss sharing ending in 2019. Therefore, any charge-off of related losses that Branch Bank experiences after the term of the loss sharing agreements will not be reimbursed by the FDIC and will negatively impact BB&T’s net income.

Liquidity Risk

BB&T’s liquidity could be impaired by an inability to access the capital markets, an unforeseen outflow of cash or a reduction in the credit ratings for BB&T or its subsidiaries.

Liquidity is essential to BB&T’s businesses. Capital and credit markets continue to demonstrate volatility and disruption, and if such volatility and disruption continues, worsens or abates and then arises at a later date, BB&T’s ability to access capital could be materially impaired. Additionally, other factors outside of BB&T’s control, such as a general market disruption or an operational problem that affects third parties, could impair BB&T’s ability to access capital markets or create an unforeseen outflow of cash or deposits. BB&T’s inability to access the capital markets could constrain its ability to make new loans, to meet its existing lending commitments and ultimately jeopardize its overall liquidity and capitalization.

BB&T’s credit ratings are also important to its liquidity. Rating agencies regularly evaluate BB&T and its subsidiaries, and their ratings are based on a number of factors, including the financial strength of BB&T and its subsidiaries, as well as factors not entirely within BB&T’s control, including conditions affecting the financial services industry generally. As a result, there can be no assurance that BB&T will maintain its current ratings. A reduction in BB&T’s credit ratings could adversely affect BB&T’s liquidity and competitive position, increase its borrowing costs, limit its access to the capital markets or trigger unfavorable contractual obligations.

Market Risk

Turmoil and volatility in global financial markets could have a material adverse effect on BB&T’s operations, earnings and financial condition.

The negative impact on economic conditions and global markets from the EU and other sovereign debt matters could adversely affect BB&T’s business, financial condition and liquidity. Concerns about the EU sovereign debt caused uncertainty and disruption for financial markets globally, and continued uncertainties loom over the outcome of the EU’s financial support programs and the possibility that other EU member states may experience similar financial troubles.

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

BB&T’s earnings and financial condition are largely dependent on net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest rate spreads could adversely affect BB&T’s earnings and financial condition. BB&T cannot control or predict with certainty changes in interest rates. Regional and local economic conditions, competitive pressures and the policies of regulatory authorities, including monetary policies of the FRB, affect interest income and interest expense. As discussed in “Market Risk Management – Interest Rate Market Risk (Other than Trading),” BB&T has ongoing policies and procedures designed to manage the risks associated with changes in market interest rates. However, changes in interest rates still may have an adverse effect on BB&T’s profitability. For example, rising interest rates could adversely affect BB&T’s mortgage banking business because higher interest rates could cause customers to apply for fewer mortgages. Similarly, rising interest rates may increase the cost of BB&T’s deposits, which are a primary source of funding. While BB&T actively manages against these risks through hedging and other risk mitigation strategies, if BB&T’s assumptions regarding borrower behavior are wrong or overall economic conditions are significantly different than anticipated, the Company’s risk mitigation techniques may be insufficient.

Loss of deposits could increase the Company’s funding costs.

Deposits are a low cost and stable source of funding. BB&T competes with banks and other financial institutions for deposits. Funding costs may increase because the Company may lose deposits and replace them with more expensive sources of funding, clients may shift their deposits into higher cost products or the Company may need to raise its interest rates to avoid losing deposits. Higher funding costs reduce the Company’s NIM, net interest income and net income.

Operational Risk

BB&T faces security risks, including “denial of service attacks,” “hacking” and “identity theft” that could result in the disclosure of confidential information, adversely affect BB&T’s business or reputation and create significant legal and financial exposure.

BB&T’s computer systems and network infrastructure are subject to security risks and could be susceptible to cyber-attacks, such as denial of service attacks, hacking, terrorist activities or identity theft. Financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. Denial of service attacks have been launched against a number of large financial services institutions, including BB&T. None of these events resulted in a breach of BB&T’s client data or account information; however, the performance of BB&T’s website, www.bbt.com, was adversely affected, and in some instances customers were prevented from accessing BB&T’s website. We expect to be subject to similar attacks in the future. While events to date primarily resulted in inconvenience, future cyber-attacks could be more disruptive and damaging. Hacking and identity theft risks, in particular, could cause serious reputational harm. Cyber threats are rapidly evolving and BB&T may not be able to anticipate or prevent all such attacks. BB&T may incur increasing costs in an effort to minimize these risks and could be held liable for any security breach or loss.

Despite efforts to ensure the integrity of its systems, BB&T will not be able to anticipate all security breaches of these types, and BB&T may not be able to implement effective preventive measures against such security breaches. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments. Those parties may also attempt to fraudulently induce employees, customers or other users of BB&T’s systems to disclose sensitive information in order to gain access to its data or that of its clients. These risks may increase in the future as the Company continues to increase its mobile-payment and other internet-based product offerings and expands its internal usage of web-based products and applications.

A successful penetration or circumvention of system security could cause serious negative consequences to BB&T, including significant disruption of operations, misappropriation of confidential information of BB&T or that of its customers, or damage to computers or systems of the Company or those of its customers and counterparties. A successful security breach could result in violations of applicable privacy and other laws, financial loss to BB&T or to its customers, loss of confidence in BB&T’s security measures, significant litigation exposure, and harm to BB&T’s reputation, all of which could have a material adverse effect on the Company.

BB&T relies on its employees, systems and certain counterparties, and certain failures could materially adversely affect operations.

BB&T’s business is dependent on the ability to process, record and monitor a large number of complex transactions. The Company could be materially adversely affected if one or more of its employees causes a significant operational breakdown or failure, either as a result of human error or intentionally. Financial, accounting, or other data processing systems may fail or have other significant shortcomings that materially adversely affect BB&T’s business. In addition, products, services and processes are continually changing and BB&T may not fully appreciate or identify new operational risks that may arise from such changes. Any of these occurrences could diminish the ability to operate one or more LOBs or result in potential liability to clients, increased operating expenses, higher litigation costs (including fines and sanctions), reputational damage, regulatory intervention or weaker competitive standing, any of which could be material to the Company.

If personal, confidential or proprietary information of clients were to be mishandled or misused, significant regulatory consequences, reputational damage and financial loss could occur. Such mishandling or misuse could include circumstances where, for example, such information was erroneously provided to parties who are not permitted to have the information, either through the fault of systems, employees, or counterparties, or where such information was intercepted or otherwise inappropriately taken by third parties.

BB&T may be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control, which may include, for example, security breaches; electrical or telecommunications outages; failures of computer servers or other damage to property or assets; natural disasters; health emergencies or pandemics; or events arising from political events, including terrorist acts. There can be no assurance that disaster recovery or other plans will fully mitigate all potential business continuity risks. Any failures or disruptions of systems or operations could impact BB&T’s ability to service its clients, which could adversely affect BB&T’s results of operations by subjecting BB&T to losses, litigation, regulatory fines or penalties or by requiring the expenditure of significant resources to correct the failure or disruption.

Significant litigation could have a material adverse effect on BB&T.

BB&T faces legal risks in its business, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remains high. Substantial legal liability or significant regulatory action against BB&T may have material adverse financial effects or cause significant reputational harm to BB&T, which in turn could seriously harm BB&T’s business prospects.

BB&T faces significant operational and other risks related to its activities, which could expose it to negative publicity, litigation and/or regulatory action.

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

Difficulties may arise in the integration of the business and operations of BHCs, banks and other nonbank entities BB&T acquires and, as a result, BB&T may not be able to achieve the cost savings and synergies that it expects will result from such transactions. Achieving cost savings is dependent on consolidating certain operational and functional areas, eliminating duplicative positions and terminating certain agreements for outside services. Additional operational savings are dependent upon the integration of the acquired or merged entity’s businesses with BB&T or one of BB&T’s subsidiaries, the conversion of core operating systems, data systems and products and the standardization of business practices. Complications or difficulties in the conversion of core operating systems, data systems and products may result in the loss of customers, damage to BB&T’s reputation within the financial services industry, operational problems, one-time costs currently not anticipated or reduced cost savings resulting from such mergers or acquisitions. Annual cost savings in each such transaction may be materially less than anticipated if the holding company, bank merger or nonbank merger or acquisition is delayed unexpectedly, the integration of operations is delayed beyond what is anticipated or the conversion to a single set of data systems is not accomplished on a timely basis.

Difficulty in integrating an acquired company may cause BB&T not to realize expected revenue increases, cost savings, increases in geographic or product presence and/or other projected benefits from the acquisition. The integration could result in higher than expected deposit attrition, loss of key employees, disruption of BB&T’s businesses or the businesses of the acquired company, or otherwise adversely affect BB&T’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition. Also, the negative effect of any divestitures required by regulatory authorities in acquisitions or business combinations may be greater than expected. In addition, BB&T could incur losses on acquired assets and increased expenses resulting from the failure to successfully integrate an acquired company.

BB&T may not be able to successfully implement a new ERP system, which could adversely affect BB&T’s business operations and profitability.

BB&T is investing significant resources in an enterprise-wide initiative aimed at implementing an integrated ERP financial platform, utilizing certain modules of SAP software. The ERP system is expected to be partially operational in 2014, and the remaining modules are expected to be fully operational in 2016. The objective of the new ERP system is to modernize and consolidate many of the existing systems that are currently used for a variety of functions throughout the Company, including both internal and external financial reporting. BB&T may not be able to successfully implement and integrate the new ERP system, which could adversely impact the ability to provide timely and accurate financial information in compliance with legal and regulatory requirements, which could result in sanctions from regulatory authorities. Such sanctions could include fines and suspension of trading in BB&T stock, among others. In addition, a number of core business processes including, but not limited to, remitting amounts owed to vendors, could be affected. The implementation could extend past the expected timing and/or result in operating inefficiencies, which could increase the costs associated with the implementation.

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

Strategic and Other Risk

BB&T may experience significant competition in its market area, which may reduce its customer base or cause it to lower prices for its products and services in order to maintain market share.

There is intense competition among commercial banks in BB&T’s market area. In addition, BB&T competes with other providers of financial services, such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, commercial finance and leasing companies, the mutual funds industry, full-service brokerage firms and discount brokerage firms, some of which are subject to less extensive regulations than BB&T is with respect to the products and services they provide. BB&T’s success depends, in part, on its ability to adapt its products and services to evolving industry standards and customer expectations. There is increasing pressure to provide products and services at lower prices. Lower prices can reduce BB&T’s NIM and revenues from its fee-based products and services.

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

The occurrence of catastrophic events such as hurricanes, tropical storms, tornados, winter storms and other large scale catastrophes could adversely affect BB&T’s consolidated financial condition or results of operations. BB&T has operations and customers along the Gulf and Atlantic coasts as well as other parts of the southeastern United States, which could be adversely impacted by hurricanes and other severe weather in those regions. Unpredictable natural and other disasters could have an adverse effect on BB&T in that such events could materially disrupt its operations or the ability or willingness of its customers to access the financial services offered by BB&T. BB&T’s property and casualty insurance operations also expose it to claims arising out of catastrophes. The incidence and severity of catastrophes are inherently unpredictable. Although BB&T carries insurance to mitigate its exposure to certain catastrophic events, these events could nevertheless reduce BB&T’s earnings and cause volatility in its financial results for any fiscal quarter or year and have a material adverse effect on BB&T’s financial condition and/or results of operations.

ITEM 2. PROPERTIES

BB&T owns or leases significant office space used as the Company’s headquarters in Winston-Salem, North Carolina. BB&T owns free-standing operations centers, with its primary operations and information technology center located in Wilson, North Carolina. Offices are either owned or operated under long-term leases. At December 31, 2013, Branch Bank operated 1,825 branch offices in North Carolina, Virginia, Florida, Georgia, Maryland, South Carolina, Alabama, Kentucky, West Virginia, Texas, Tennessee, Washington DC and Indiana. BB&T also operates numerous insurance agencies and other businesses that occupy facilities. Management believes that the premises are well-located and suitably equipped to serve as financial services facilities. See Note 4 “Premises and Equipment” in the “Notes to Consolidated Financial Statements” in this report for additional disclosures related to properties and other fixed assets.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

BB&T’s common stock is traded on the NYSE under the symbol “BBT.” The common stock was held by approximately 342,000 shareholders at December 31, 2013 compared to approximately 315,000 shareholders at December 31, 2012. The following table sets forth the quarterly high and low trading prices and closing sales prices for BB&T’s common stock and the dividends declared per share of common stock for each of the last eight quarters.

Table 4
Quarterly Summary of Market Prices and Cash Dividends Declared on Common Stock

	2013				2012
				Cash				Cash
	Sales Prices			Dividends	Sales Prices			Dividends
	High	Low	Last	Declared	High	Low	Last	Declared
Quarter Ended:
March 31	$31.81	$29.54	$31.39	$0.23	$31.94	$25.26	$31.39	$0.20
June 30	34.37	29.18	33.88	0.23	32.74	27.40	30.85	0.20
September 30	36.59	33.30	33.75	0.23	34.37	30.41	33.16	0.20
December 31	37.42	32.65	37.32	0.23	33.89	26.86	29.11	0.20
Year	$37.42	$29.18	$37.32	$0.92	$34.37	$25.26	$29.11	$0.80

Common Stock, Dividends and Share Repurchases

BB&T’s ability to pay dividends is primarily dependent on earnings from operations, the adequacy of capital and the availability of liquid assets for distribution and is subject to the FRB not objecting to our capital plan. BB&T’s ability to generate liquid assets for distribution is dependent on the ability of Branch Bank to pay dividends to the Parent Company. The payment of cash dividends is an integral part of providing a competitive return on shareholders’ investments. The Company’s policy is to accomplish this while retaining sufficient capital to support future growth and to meet regulatory requirements. Management has established a guideline that the common dividend payout ratio will be between 30% and 50% and the total payout ratio (including dividends and share repurchases) will be between 30% and 80% of basic EPS during normal economic conditions. BB&T’s common dividend payout ratio, computed by dividing dividends declared per common share by basic EPS, was 41.4% in 2013 compared to 29.2% in 2012. BB&T has paid a cash dividend to shareholders every year since 1903. In January 2013, the common dividend payment dates were realigned to occur in the same quarter the dividends are declared. Going forward, BB&T expects common dividend declarations, if declared, to occur in January, April, July and October with payment dates on or about the first of March, June, September and December. A discussion of dividend restrictions is included in Note 15 “Regulatory Requirements and Other Restrictions” in the “Notes to Consolidated Financial Statements” and in the “Regulatory Considerations” section.

Share Repurchases

BB&T has periodically repurchased shares of its own common stock. In accordance with North Carolina law, repurchased shares cannot be held as treasury stock, but revert to the status of authorized and unissued shares upon repurchase.

During 2006, BB&T’s Board of Directors granted authority under the 2006 Repurchase Plan for the repurchase of up to 50 million shares of BB&T’s common stock. The 2006 Repurchase Plan remains in effect until all the authorized shares are repurchased unless the plan is modified by the Board of Directors. No shares were repurchased in connection with the 2006 Repurchase Plan during 2013, 2012, or 2011.

Table 5
Share Repurchase Activity

					Maximum Remaining
					Number of Shares
		Total	Average	Total Shares Repurchased	Available for Repurchase
		Shares	Price Paid	Pursuant to	Pursuant to
		Repurchased (1)	Per Share (2)	Publicly-Announced Plan	Publicly-Announced Plan

		(Shares in thousands)
	October 2013	32	$33.77	―	44,139
	November 2013	7	33.83	―	44,139
	December 2013	1	36.35	―	44,139
	Total	40	33.82	―	44,139

(1)	Repurchases reflect shares exchanged or surrendered in connection with the exercise of equity-based awards under BB&T’s equity-based compensation plans.
(2)	Excludes commissions.

Preferred Stock

During 2013, BB&T issued $500 million of Non-Cumulative Perpetual Preferred Stock for net proceeds of $487 million. These securities are expected to qualify as non-common Tier 1 capital under the new Basel III capital rules. If declared, dividends are payable quarterly, in arrears, at a rate of 5.20% per annum. See Note 10 “Shareholders’ Equity” in the “Notes to Consolidated Financial Statements” for additional information.

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

Equity Compensation Plan Information

The following table provides information concerning securities to be issued upon the exercise of outstanding equity-based awards, the weighted average price of such awards and the securities remaining available for future issuance as of December 31, 2013.

Table 6
Equity Compensation Plan Information

		(a)(1)	(b)(2)	(c)(3)
		Number of securities	Weighted-average	Number of securities remaining
		to be issued upon	exercise price of	available for future issuance
		exercise of outstanding	outstanding options,	under equity compensation plans
	Plan Category	options, warrants and rights	warrants and rights	(excluding securities reflected in (a))
	Approved by security holders	52,966,410	$34.90	30,561,739
	Not approved by security holders	―	―	―
	Total	52,966,410	34.90	30,561,739

(1)	Includes 14,970,214 RSUs.
(2)	Excludes RSUs because they do not have an exercise price.
(3)	All awards remaining available for future issuance will be issued under the terms of the 2012 Incentive Plan.

Performance Graphs

Set forth below are graphs comparing the total returns (assuming reinvestment of dividends) of BB&T common stock, the S&P 500 Index, and an industry Peer Group. The Peer Group consists of FHCs and BHCs with assets between approximately $55 billion and $365 billion as of December 31, 2013. The companies in the Peer Group were Comerica Incorporated, Fifth-Third Bancorp, Huntington Bancshares, Incorporated, KeyCorp, M&T Bank Corporation, PNC Financial Services Group, Inc., Regions Financial Corporation, SunTrust Banks, Inc., U.S. Bancorp and Zions Bancorporation.

*	$100 invested on December 31, 1993, 2003 or 2008, including reinvestment of dividends. Fiscal year ended December 31.

		Cumulative Total Return Through December 31,						Cumulative Total Return
		2008	2009	2010	2011	2012	2013	Through December 31, 2013
		$100 Invested December 31, 2008						10 Year	20 Year
	BB&T Corporation	$100.00	$98.10	$103.92	$101.97	$120.90	$160.46	$142.21	$753.64
	S&P 500 Index	100.00	126.45	145.49	148.55	172.30	228.09	204.29	582.47
	BB&T’s Peer Group	100.00	93.38	122.34	108.47	132.74	180.14	111.24	495.97

ITEM 6. SELECTED FINANCIAL DATA
(Dollars in millions, except per share data, shares in thousands)

							Five Year
	As of/ For the Years Ended December 31,						Compound
	2013	2012	2011	2010	2009	2008	Growth Rate
Summary of Operations:
Interest income	$6,507	$6,917	$6,885	$7,115	$6,884	$7,207	(2.0)%
Interest expense	891	1,060	1,378	1,795	2,040	2,969	(21.4)
Net interest income	5,616	5,857	5,507	5,320	4,844	4,238	5.8
Provision for credit losses	592	1,057	1,190	2,638	2,811	1,445	(16.3)
Net interest income after
provision for credit losses	5,024	4,800	4,317	2,682	2,033	2,793	12.5
Noninterest income	3,937	3,820	3,113	3,957	3,934	3,197	4.3
Noninterest expense	5,837	5,828	5,802	5,670	4,931	3,911	8.3
Income before income taxes	3,124	2,792	1,628	969	1,036	2,079	8.5
Provision for income taxes	1,395	764	296	115	159	550	20.5
Net income	1,729	2,028	1,332	854	877	1,529	2.5
Noncontrolling interest	50	49	43	38	24	10	38.0
Dividends and accretion on
preferred stock	117	63	―	―	124	21	NM
Net income available to
common shareholders	$1,562	$1,916	$1,289	$816	$729	$1,498	0.8

Per Common Share:
Average shares outstanding:
Basic	703,042	698,739	696,532	692,489	629,583	548,847	5.1
Diluted	714,363	708,877	705,168	701,039	635,619	552,498	5.3
Earnings:
Basic	$2.22	$2.74	$1.85	$1.18	$1.16	$2.73	(4.1)
Diluted	2.19	2.70	1.83	1.16	1.15	2.71	(4.2)
Cash dividends declared (1)	0.92	0.80	0.65	0.60	0.92	1.87	(13.2)
Book value	28.52	27.21	24.98	23.67	23.47	23.16	4.3

Average Balances:
Securities, at amortized cost (2)	$36,772	$36,334	$29,923	$27,610	$31,226	$23,402	9.5
Loans and leases (3)	117,527	113,733	105,962	104,787	102,146	95,195	4.3
Other assets	26,963	28,567	27,081	27,261	21,810	18,284	8.1
Total assets	$181,262	$178,634	$162,966	$159,658	$155,182	$136,881	5.8
Deposits	$128,555	$127,617	$112,318	$106,773	$102,381	$88,831	7.7
Long-term debt	19,301	20,651	22,257	21,653	19,085	19,839	(0.5)
Other liabilities	11,516	10,889	11,124	14,346	17,478	14,678	(4.7)
Shareholders' equity	21,890	19,477	17,267	16,886	16,238	13,533	10.1
Total liabilities and
shareholders' equity	$181,262	$178,634	$162,966	$159,658	$155,182	$136,881	5.8

Period-End Balances:
Total assets	$183,010	$184,499	$175,011	$157,081	$165,764	$152,015	3.8
Loans and leases (3)	117,139	118,364	111,205	107,264	106,207	98,669	3.5
Deposits	127,475	133,075	124,939	107,213	114,965	98,613	5.3
Long-term debt	21,493	19,114	21,803	21,730	21,376	18,032	3.6
Shareholders' equity	22,809	21,223	17,480	16,498	16,241	16,081	7.2

Selected Ratios:
Rate of return on:
Average total assets	0.95%	1.14%	0.82%	0.54%	0.56%	1.12%
Average common equity	8.06	10.35	7.49	4.85	4.93	11.44
Average total equity	7.90	10.41	7.71	5.06	5.40	11.30
Dividend payout	41.44	29.20	35.14	50.85	79.31	68.50
Average equity to average assets	12.08	10.90	10.60	10.58	10.46	9.89

(1)	2011 included a special $0.01 dividend.
(2)	Excludes trading securities.
(3)	Loans and leases are net of unearned income and include LHFS.
33

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Significant accomplishments in 2013

The Company’s more significant accomplishments during 2013 were:

•	Record income before taxes of $3.1 billion, an 11.9% increase over the prior year.

•	Continued improvement in credit quality:

o	NPAs, excluding covered assets, declined $483 million, or 31.4%. NPAs are at their lowest level since 2007.

o	Net charge-offs as a percentage of average loans and leases were 0.67%, compared to 1.14% and 1.57% for 2012 and 2011, respectively.

o	ALLL was 219% of net charge-offs at December 31, 2013, compared to 156% and 136% at December 31, 2012 and 2011, respectively.

•	Growth in noninterest income was driven by record revenues in the insurance, investment banking and brokerage, bankcard fees and merchant discounts, and trust and investment advisory LOBs.

•	Continued improvement in deposit mix and average cost:

o	Average noninterest-bearing deposits increased 17.3% during 2013 and represented 26.4% of total average deposits for 2013 compared to 22.7% in 2012.

o	The average cost of interest-bearing deposits for 2013 was 0.32%, a decline of 11 basis points compared to the prior year. The average cost was 0.28% for the fourth quarter of 2013.

•	Strong growth in all regulatory capital ratios throughout 2013:

o	Tier 1 risk-based capital increased to 11.8% at year-end 2013, compared to 10.5% at year-end 2012.

o	Total capital was 14.3% at year-end 2013, compared to 13.4% at year-end 2012.

o	Leverage capital was 9.3% at year-end 2013, compared to 8.2% at year-end 2012.

Challenges

BB&T’s business has become more dynamic and complex in recent years. Consequently, management has annually evaluated and, as necessary, adjusted the Company’s business strategy in the context of the current operating environment. During this process, management considers the current financial condition and performance of the Company and its expectations for future economic activity from both a national and local market perspective. The achievement of BB&T’s key strategic objectives and established long-term financial goals is subject to many uncertainties and challenges. In the opinion of management, the challenges that are most relevant and likely to have a near term impact on performance are presented below:

•	Global economic uncertainty – including the impact of U.S. fiscal debt, budget and tax negotiations

•	Intense competition within the financial services industry given the challenge in growing assets during a period of sustained low interest rates

•	Cost and risk associated with the regulatory reform and initiatives and IT projects

Overview of Significant Events and Financial Results

BB&T generated strong operating results for 2013, despite the challenges associated with the continued low interest rate environment, increased costs associated with certain regulatory initiatives and intense competition for loans to qualified borrowers. From a NIM perspective, the negative impact associated with lower yields on new loans and securities was partially mitigated by a 15.9% decrease in funding costs, primarily driven by a decline in the cost of interest-bearing deposits to 0.32% compared to 0.43% in the prior year. The provision for credit losses declined 44.0% compared to the prior year, reflecting continued improvement in credit quality. Noninterest income increased compared to the prior year, based on record insurance income, investment banking and brokerage fees and commissions, bankcard fees and merchant discounts and trust and investment advisory revenues, while noninterest expense was essentially flat compared to the prior year, despite significant costs associated with systems, process-related enhancements and regulatory costs.

Consolidated net income available to common shareholders for 2013 totaled $1.6 billion, a decrease of $354 million, or 18.5%, compared to $1.9 billion earned during 2012. On a diluted per common share basis, earnings for 2013 were $2.19, compared to $2.70 for 2012. BB&T’s results of operations for 2013 produced a return on average assets of 0.95% and a return on average common shareholders’ equity of 8.06% compared to prior year ratios of 1.14% and 10.35%, respectively.

During 2013, BB&T recognized $516 million in adjustments to the provision for income taxes. On September 20, 2013, the U.S. Court of Federal Claims denied BB&T’s refund claim related to the IRS’s disallowance of tax deductions and foreign tax credits taken in connection with a financing transaction entered into by BB&T in 2002. BB&T has appealed this ruling. Excluding the impact of these adjustments, diluted EPS was $2.91 and the adjusted results of operations for 2013 produced an annualized return on average assets of 1.24% and an annualized return on average common shareholders’ equity of 10.55%. See non-GAAP information on page 83.

BB&T’s revenues for 2013 were $9.7 billion on a FTE basis, a decrease of 1.3% compared to 2012. Net interest income on a FTE basis was $244 million lower than the prior year, which reflects a $414 million decrease in interest income that was partially offset by a decrease in funding costs totaling $170 million. Noninterest income increased 3.1% compared to 2012, which reflects solid growth in insurance income, trust and investment advisory revenues and bankcard fees and merchant discounts totaling 11.6%, 8.7% and 8.5%, respectively. These increases were partially offset by a 32.7% decrease in mortgage banking income.

Credit costs declined significantly during 2013 as NPAs, excluding covered assets, declined $483 million, or 31.4%, compared to 2012. This decline included a $445 million decrease in NPLs and a $38 million decrease in foreclosed real estate and other property. Net charge-offs for 2013, excluding covered, were $773 million, a decrease of $487 million, or 38.7%, compared to the prior year. BB&T’s provision for credit losses, excluding covered, totaled $587 million in 2013, compared to $1.0 billion in the prior year. The ratio of the ALLL to net charge-offs excluding covered was 2.09x for 2013, compared to 1.50x in 2012. Foreclosed property expenses declined $211 million, or 79.3%, during 2013, reflecting fewer losses and write-downs related to foreclosed property.

BB&T’s total assets at December 31, 2013 were $183.0 billion, a decrease of $1.5 billion compared to December 31, 2012. This decline includes a $1.2 billion decrease in total loans and leases, a $900 million decrease in cash and cash equivalents and a $1.0 billion decrease in other assets. These decreases were partially offset by a $1.5 billion increase in the securities portfolio. The decrease in the total loan and lease portfolio was primarily driven by a $2.5 billion decrease in LHFS and a $1.3 billion decrease in the covered loan portfolio, partially offset by a $2.6 billion increase in loans and leases held for investment. The increase in the total securities portfolio is primarily the result of increased securities purchases during the fourth quarter of 2013, which occurred in response to a decrease in loan originations. The decrease in other assets primarily relates to the previously described income tax adjustments.

Total deposits at December 31, 2013 were $127.5 billion, a decrease of $5.6 billion, or 4.2%, from December 31, 2012. The decrease in deposits reflects a decrease in certificates and other time deposits and interest checking totaling $6.7 billion and $2.2 billion, respectively. These decreases were partially offset by an increase in noninterest-bearing deposits totaling $2.5 billion. These changes resulted in a substantial improvement to deposit mix, with noninterest-bearing accounts representing 27.4% of total deposits at December 31, 2013, compared to 24.4% at December 31, 2012. The cost of interest-bearing deposits for 2013 declined 11 basis points compared to the prior year.

Total shareholders’ equity increased $1.6 billion, or 7.5%, compared to December 31, 2012. This increase was primarily driven by net income in excess of dividends totaling $915 million and proceeds from the issuance of Tier 1 qualifying Series G Non-Cumulative Preferred Stock totaling $487 million. BB&T’s Tier 1 risk-based capital and total risk-based capital ratios at December 31, 2013 increased to 11.8% and 14.3%, respectively, compared to 10.5% and 13.4% at December 31, 2012, respectively. BB&T’s risk-based capital ratios remain well above regulatory standards for well-capitalized banks.

Reclassifications

In certain circumstances, reclassifications have been made to prior period information to conform to the 2013 presentation. Such reclassifications had no effect on previously reported shareholders’ equity or net income.

Critical Accounting Policies

The accounting and reporting policies of BB&T are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Different assumptions in the application of these policies could result in material changes in the consolidated financial position and/or consolidated results of operations and related disclosures. The more critical accounting and reporting policies include those related to the ACL, determining fair value of financial instruments, intangible assets and other purchase accounting related adjustments associated with mergers and acquisitions, costs and benefit obligations associated with BB&T’s pension and postretirement benefit plans and income taxes. Understanding BB&T’s accounting policies is fundamental to understanding the consolidated financial position and consolidated results of operations. Accordingly, BB&T’s significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in detail in Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements.”

The following is a summary of BB&T’s critical accounting policies that are highly dependent on estimates, assumptions and judgments. These critical accounting policies are reviewed with the Audit Committee of BB&T’s Board of Directors on a periodic basis.

ACL

It is the policy of BB&T to maintain an ALLL and a RUFC that represent management’s best estimate of probable credit losses inherent in the portfolio at the balance sheet date. Estimates for loan and lease losses are determined by analyzing historical loan and lease losses, historical loan and lease migration to charge-off experience, current trends in delinquencies and charge-offs, expected cash flows on purchased loans, current assessment of problem loans and leases, the results of regulatory examinations and changes in the size, composition and risk assessment of the loan and lease portfolio. As part of this process, BB&T develops a series of loss estimate factors, which are modeled projections of the frequency, timing and severity of losses. These loss estimate factors are based on historical loss experience, economic and political environmental considerations and any other data that management believes will provide evidence about the expected collectability of outstanding loan and lease amounts. The following table summarizes the loss estimate factors used to determine the ALLL.

Loss Estimate Factor	Description
Loss Frequency	Indicates the likelihood of a borrower defaulting on a loan
Loss Severity	Indicates the amount of estimated loss at the time of default

For collectively evaluated loans, the ALLL is determined by multiplying the loan exposure by the loss frequency and loss severity factors. For individually evaluated loans, the ALLL is determined through review of data specific to the borrower. For TDRs, default expectations and estimated slower prepayment speeds that are specific to each of the restructured loan populations are incorporated in the determination of the ALLL. Also included in management’s estimates for loan and lease losses are considerations with respect to the impact of current economic events, the outcomes of which are uncertain. These events may include, but are not limited to, fluctuations in overall interest rates, political conditions, legislation that may directly or indirectly affect the banking industry and economic conditions affecting specific geographical areas and industries in which BB&T conducts business.

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

Fair Value of Financial Instruments

The vast majority of assets and liabilities carried at fair value are based on either quoted market prices or market prices for similar instruments. See Note 17 “Fair Value Disclosures” in the “Notes to Consolidated Financial Statements” herein for additional disclosures regarding the fair value of financial instruments.

Securities

BB&T generally utilizes a third-party pricing service in determining the fair value of its AFS and trading securities. Fair value measurements are derived from market-based pricing matrices that were developed using observable inputs that include benchmark yields, benchmark securities, reported trades, offers, bids, issuer spreads and broker quotes. Management performs various procedures to evaluate the accuracy of the fair values provided by the third-party service provider. These procedures, which are performed independent of the responsible LOB, include comparison of pricing information received from the third party pricing service to other third party pricing sources, review of additional information provided by the third party pricing service and other third party sources for selected securities and back-testing to compare the price realized on any security sales to the daily pricing information received from the third party pricing service. The IPV committee, which provides oversight to BB&T’s enterprise-wide IPV function, is responsible for oversight of the comparison of pricing information received from the third party pricing service to other third party pricing sources, approving tolerance limits determined by IPV for price comparison exceptions, reviewing significant changes to pricing and valuation policies and reviewing and approving the pricing decisions made on any illiquid and hard-to-price securities. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment by management. As of December 31, 2013, BB&T had approximately $861 million of AFS securities valued using unobservable inputs, the majority of which were non-agency MBS securities that are covered by a loss sharing agreement with the FDIC.

BB&T periodically reviews AFS securities with an unrealized loss. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. The purpose of the review is to consider the length of time and the extent to which the market value of a security has been below its amortized cost. The primary factors BB&T considers in determining whether an impairment is other-than-temporary are long-term expectations and recent experience regarding principal and interest payments and BB&T’s intent to sell and whether it is more likely than not that the Company would be required to sell those securities before the anticipated recovery of the amortized cost basis.

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

Fair value estimates and assumptions are compared to industry surveys, recent market activity, actual portfolio experience and, when available, observable market data. Due to the nature of the valuation inputs, MSRs are classified within Level 3 of the valuation hierarchy. The value of MSRs is significantly affected by mortgage interest rates available in the marketplace, which influence mortgage loan prepayment speeds. In general, during periods of declining interest rates, the value of MSRs declines due to increasing prepayments attributable to increased mortgage-refinance activity. Conversely, during periods of rising interest rates, the value of MSRs generally increases due to reduced refinance activity. Commercial MSRs are carried at the lower of cost or market and amortized over the estimated period that servicing income is expected to be received based on projections of the amount and timing of estimated future cash flows. The amount and timing of servicing asset amortization is based on actual results and updated projections. Refer to Note 6 “Loan Servicing” in the “Notes to Consolidated Financial Statements” for quantitative disclosures reflecting the effect that changes in management’s assumptions would have on the fair value of MSRs.

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

Derivative Assets and Liabilities

BB&T uses derivatives to manage various financial risks. The fair values of derivative financial instruments are determined based on quoted market prices and internal pricing models that are primarily sensitive to market observable data. BB&T mitigates the credit risk by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. In addition, certain counterparties are required to provide collateral to BB&T when their unsecured loss positions exceed certain negotiated limits. The fair value of interest rate lock commitments, which are related to mortgage loan commitments, is based on quoted market prices adjusted for commitments that BB&T does not expect to fund and includes the value attributable to the net servicing fee.

Private Equity and Similar Investments

BB&T has private equity and similar investments that are carried at fair value. Changes in the fair value of these investments are recorded in other noninterest income each period. In many cases there are no observable market values for these investments and management must estimate the fair value based on a comparison of the operating performance of the company to multiples in the marketplace for similar entities. This analysis requires significant judgment, and actual values in a sale could differ materially from those estimated. As of December 31, 2013, BB&T had $291 million of these investments, which represented less than 1% of total assets.

Intangible Assets

BB&T’s mergers and acquisitions are accounted for using the acquisition method of accounting, which requires that acquired assets and liabilities are recorded at their fair values. This often involves estimates based on third party valuations or internal valuations based on discounted cash flow analyses or other valuation techniques, all of which are inherently subjective. The amortization of identified intangible assets is based upon the estimated economic benefits to be received, which is also subjective. Acquisitions typically result in goodwill, which is subject to ongoing periodic impairment tests based on the fair values of the reporting units to which the acquired goodwill relates. Refer to Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” for a description of the impairment testing process. Management considers the sensitivity of the significant assumptions in its impairment analysis including consideration of a 10% change in estimated future cash flows or the discount rate for each reporting unit.

Pension and Postretirement Benefit Obligations

BB&T offers various pension plans and postretirement benefit plans to employees. Calculation of the obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions. Actuarial assumptions used in the determination of future values of plan assets and liabilities are subject to management judgment and may differ significantly if different assumptions are used. The discount rate assumption used to measure the postretirement benefit obligations is set by reference to a high-quality (AA-rated or higher) corporate bond yield curve and the individual characteristics of the plans such as projected cash flow patterns and payment durations. Management evaluated the sensitivity changes that the expected return on plan assets and the discount rate would have on pension expense for 2014. A decrease of 25 basis points in the discount rate would result in additional pension expense of approximately $17 million for 2014, while a decrease of 100 basis points in the expected return on plan assets would result in an increase of approximately $37 million in pension expense for 2014. Refer to Note 13 “Benefit Plans” in the “Notes to Consolidated Financial Statements” for disclosures related to BB&T’s benefit plans.

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

Analysis of Results of Operations

Table 7
Profitability Measures

	Years Ended December 31,
	2013	Adjusted 2013 (1)	2012	2011
EPS:
Basic	$2.22	$2.96	$2.74	$1.85
Diluted	2.19	2.91	2.70	1.83
Rate of return on:
Average assets	0.95%	1.24%	1.14%	0.82%
Average common shareholders’ equity	8.06	10.55	10.35	7.49
NIM (FTE)	3.68	N/A	3.91	4.06

(1)	Calculated excluding the impact of the adjustments for uncertain income tax positions of $516 million recorded during 2013. For additional information, see Non-GAAP Information on page 83.

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

2013 compared to 2012

For 2013, net interest income on an FTE-adjusted basis totaled $5.8 billion, a decrease of $244 million or 4.1%, compared to the prior year. The decrease in net interest income reflects lower yields on new loans and securities and runoff in the covered loan portfolio, partially offset by lower funding costs, which declined $170 million compared to 2012. The improvement in funding costs reflects an 11 basis point reduction in the average cost of interest-bearing deposits and a lower average long-term debt balance.

The FTE-adjusted NIM is the primary measure used in evaluating the gross profit margin from the portfolios of earning assets. The FTE-adjusted NIM was 3.68% in 2013 compared with 3.91% in 2012. The decline in the NIM primarily reflects lower yields on new loans and securities and covered loan runoff, partially offset by the lower funding costs described above. The average annualized FTE yield for total loans and leases was 4.85% for 2013, compared to 5.35% for the prior year. The decrease was primarily due to lower yields on new loan originations and the runoff of higher yielding covered loans. The FTE yield on the total securities portfolio was 2.51% for the year ended December 31, 2013, compared to 2.64% for the prior year. This decrease reflects runoff in the covered security portfolio and security duration adjustments.

Management expects NIM to decline approximately five basis points in the first quarter of 2014 as a result of an increase in the relative size of the securities portfolio and lower earning asset yields, partially offset by lower funding costs.

The average rate paid on interest-bearing deposits dropped to 0.32% during 2013, from 0.43% in 2012. This improvement included a 16 basis point reduction in the cost of certificates and other time deposits and a five basis point reduction in the cost of money market and savings accounts.

The rates paid on average short-term borrowings declined from 0.26% in 2012 to 0.16% during 2013. At December 31, 2013, the targeted Federal funds rate was a range of zero percent to 0.25%. The average rate on long-term debt during 2013 was 3.03%, an increase of one basis point compared to the prior year. This increase reflects the redemption of all higher cost junior subordinated debt to unconsolidated trusts and the related benefit associated with accelerated amortization of derivatives that were unwound in a gain position during 2012, partially offset by lower effective rates on new debt issued during 2013.

2012 compared to 2011

For 2012, net interest income on an FTE-adjusted basis totaled $6.0 billion, compared with $5.7 billion in 2011, an increase of 6.2%. The increase in net interest income was driven by lower funding costs, which declined $319 million compared to 2011. The improvement in funding costs reflects a 25 basis point reduction in the average cost of interest-bearing deposits for 2012 compared to the prior year and the 2012 redemption of all junior subordinated debt to unconsolidated trusts. Net interest income also benefited from the growth in average earning assets, which more than offset the negative impact of lower yields on new loans.

FTE-adjusted NIM was 3.91% in 2012 compared with 4.06% in 2011. The decline in the NIM primarily reflects the runoff of higher yielding covered loans and lower yields on new loans, partially offset by the lower funding costs described above. The average annualized FTE yield for 2012 for the total loan portfolio was 5.35% compared to 5.87% for the prior year. The decrease was primarily due to the runoff of higher yielding covered loans and a higher volume of new loans originated at lower rates. The FTE yield on the total securities portfolio was 2.64% for the year ended December 31, 2012, compared to 2.67% for the prior year. The decrease reflects a higher volume of lower yielding RMBS securities issued by GSEs.

The average rate paid on interest-bearing deposits dropped to 0.43% during 2012 from 0.68% in 2011. This improvement was a result of lower rates on interest-bearing deposits, including a 56 basis point reduction in the cost of certificates and other time deposits and a 13 basis point reduction in the cost of money market and savings accounts.

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

Covered Assets and FDIC Loss Share Receivable/Payable

In connection with the Colonial acquisition, Branch Bank entered into loss sharing agreements with the FDIC that outline the terms and conditions under which the FDIC will reimburse Branch Bank for a portion of the losses incurred on certain loans, OREO, certain investment securities and other assets (collectively, “covered assets”). The FDIC’s obligation to reimburse Branch Bank for losses with respect to covered assets began with the first dollar of loss incurred. The loss sharing agreement applicable to single family residential mortgage loans expires in 2019. The loss sharing agreement applicable to commercial loans and other covered assets expires in the third quarter of 2014; however, Branch Bank must reimburse the FDIC for gains and recoveries, net of related expenses, through the third quarter of 2017. The commercial loss sharing agreement calls for Branch Bank to sell all remaining loans, foreclosed property and any related deficiency agreements/rights during the eighth year of the agreement. The following table presents the carrying amount of assets covered by each loss share agreement:

Table 8
Covered Assets by Loss Share Agreement
December 31, 2013

	Commercial	Single Family	Total

	(dollars in millions)
Loans and leases	$1,263	$772	$2,035
AFS securities	1,393	―	1,393
Other assets	124	39	163
Total covered assets	$2,780	$811	$3,591

The terms of the loss sharing agreement with respect to certain non-agency MBS provide that Branch Bank will be reimbursed by the FDIC for 95% of any and all losses incurred through the third quarter of 2014. For other covered assets, the FDIC will reimburse Branch Bank for (1) 80% of net losses incurred up to $5 billion and (2) 95% of net losses in excess of $5 billion. BB&T does not expect cumulative net losses to exceed $5 billion on the respective covered assets. Gains and recoveries on covered assets, net of related expenses, will offset losses, or be paid to the FDIC, at the applicable loss share percentage at the time of recovery. Following the conclusion of the 10 year loss share period in 2019, should actual aggregate losses, excluding securities, be less than an amount determined in accordance with these agreements, BB&T will pay the FDIC a portion of the difference. As of December 31, 2013, BB&T projects that in 2019 Branch Bank would owe the FDIC approximately $147 million under the aggregate loss calculation. As described below, this liability is expensed over time and BB&T has recognized total expense of approximately $104 million through December 31, 2013.

The fair value of the net reimbursement the Company expected to receive from the FDIC under these agreements was recorded as the FDIC loss share receivable at the date of acquisition. The fair value of the FDIC loss share receivable/payable was estimated using a discounted cash flow methodology.

Acquired loans were aggregated into separate pools based upon common risk characteristics. Each pool is considered a unit of account and the cash flows expected to be collected, credit losses and other relevant information are developed for each pool. A summary of the accounting treatment related to changes in credit losses on each loan pool and the related FDIC loss share asset follows.

•	If the estimated credit loss on a loan pool is increased:

o	The reduction in the net present value of the loan pool is recognized immediately as provision expense and an increase to the ALLL.

o	The FDIC loss share asset is increased by 80% of the adjustment to the ALLL through income.

•	If the estimated credit loss on a loan pool is reduced:

o	If the loan pool has an allowance, the allowance is first reduced to $0 (and 80% of this reduction decreases the FDIC loss share asset) through income.

o	If the loan pool does not have an allowance (or it is first reduced to $0 and there remains additional expected cash flows), the excess of expected cash flows is recognized as a yield adjustment over the remaining expected life of the loan.

o	The decrease in expected reimbursement from the FDIC is recognized in income prospectively using a level yield methodology over the remaining life of the loss share agreements.

o	The increase in the amount expected to be paid to the FDIC as a result of the aggregate loss calculation is recognized prospectively in proportion to expected loan income over the remaining life of the loss share agreements.

The accounting treatment for covered securities is summarized below:

•	Prior to the recognition of OTTI on a covered security:

o	The purchase discount established at acquisition is accreted into income over the expected life of the underlying securities using a level yield methodology.

o	Changes to the expected life of the securities are recognized with a cumulative adjustment to the accretion recognized.

•	Subsequent to recognition of OTTI, which is determined using the same methodology that is applied to non-covered securities, an increase in expected cash flows is recognized as a yield adjustment over the remaining expected life of the security based on an evaluation of the nature of the increase.

•	The income statement effect of the above items is offset by the applicable loss share percentage in FDIC loss share income, net, which cumulatively resulted in a liability of $190 million as of December 31, 2013.

•	Covered securities are classified as AFS and carried at fair market value. The changes in unrealized gains/losses are offset by the applicable loss share percentage in AOCI, which resulted in a liability of $375 million as of December 31, 2013.

•	BB&T would only owe these amounts to the FDIC if BB&T were to sell these securities prior to the third quarter of 2017. BB&T has no current intent to dispose of the covered securities.

The following table provides the carrying amount and estimated fair value of the components of the FDIC loss share receivable (payable):

Table 9
FDIC Loss Share Receivable (Payable)

	December 31,
	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in millions)
Covered loans	$843	$464	$1,106	$751
Covered securities	(565)	(521)	(553)	(502)
Aggregate loss calculation	(104)	(131)	(74)	(100)
Total	$174	$(188)	$479	$149

The decrease in the carrying amount attributable to covered loans was due to the receipt of cash from the FDIC and negative accretion due to the credit loss improvement, partially reduced by the offset to the provision for covered loans and the FDIC’s share of losses on foreclosed property. The change in the carrying amount attributable to covered securities was due to the offsets to the accretion of the discount and the amount of changes in unrealized gains of covered securities. The change in the carrying amount attributable to the aggregate loss calculation is primarily due to accretion of the expected payment, which is included in “Accretion due to credit loss improvement” below. The fair values were based upon a discounted cash flow methodology that was consistent with the acquisition date methodology. The fair value attributable to covered loans and the aggregate loss calculation changes over time due to the receipt of cash from the FDIC, updated credit loss assumptions and the passage of time. The fair value attributable to covered securities was based upon the timing and amount that would be payable to the FDIC should they settle at the current fair value at the conclusion of the loss share agreement.

The following table provides information related to the income statement impact of covered loans and securities and the FDIC loss sharing receivable/payable. The table excludes all amounts related to other assets acquired and liabilities assumed in the acquisition.

Table 10
Revenue, Net of Provision, Impact from Covered Assets

	Years Ended December 31,
	2013	2012	2011

	(Dollars in millions)
Interest income-covered loans	$451	$765	$1,053
Interest income-covered securities	137	172	168
Total interest income	588	937	1,221
Provision for covered loans	(5)	(13)	(71)
OTTI for covered securities	―	(4)	―
FDIC loss share income, net	(293)	(318)	(289)
Adjusted net revenue	$290	$602	$861

FDIC loss share income, net:
Offset to provision for covered loans	$4	$11	$57
Accretion due to credit loss improvement	(255)	(271)	(297)
Offset to OTTI for covered securities	―	3	―
Accretion for securities	(42)	(61)	(49)
Total	$(293)	$(318)	$(289)

2013 compared to 2012

Interest income for 2013 on covered loans and securities acquired in the Colonial acquisition decreased $349 million compared to 2012, primarily due to lower average covered loan balances. The yield on covered loans for 2013 was 16.93% compared to 18.91% in 2012. At December 31, 2013, the accretable yield balance on covered loans was $538 million. Accretable yield represents the excess of expected future cash flows above the current net carrying amount of loans and will be recognized in income over the remaining life of the covered loans.

During 2013, BB&T increased the accretable yield balance on covered loans by $107 million, compared to a $72 million reduction in 2012, primarily due to improved loss results in 2013 and changes in the expected lives of the underlying loans in 2012. These adjustments are recognized on a prospective basis over the remaining lives of the loan pools.

The provision for covered loans was $5 million in 2013, a decrease of $8 million compared to 2012. This decrease resulted from the quarterly reassessment process.

FDIC loss share income, net, was $25 million better than 2012, primarily due to securities duration adjustments that increased the expected lives of securities in 2013, compared to duration adjustments that shortened the lives in 2012.

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

FTE Net Interest Income and Rate / Volume Analysis

The following table sets forth the major components of net interest income and the related yields and rates for 2013, 2012 and 2011, as well as the variances between the periods caused by changes in interest rates versus changes in volumes. Changes attributable to the mix of assets and liabilities have been allocated proportionally between the changes due to rate and the changes due to volume.

Table 11
FTE Net Interest Income and Rate / Volume Analysis (1)
Years Ended December 31, 2013, 2012 and 2011
											2013 vs. 2012				2012 vs. 2011
	Average Balances			Yield/Rate			Income/Expense				Increase	Change due to			Increase	Change due to
	2013	2012	2011	2013	2012	2011	2013	2012	2011		(Decrease)	Rate		Volume	(Decrease)	Rate		Volume

	(Dollars in millions)
Assets
Total securities, at amortized cost: (2)
U.S. Treasuries	$502	$272	$112	0.42%	0.22%	0.25%	$2	$1	$	―	$1	$	―	$1	$1	$	―	$1
GSEs	5,016	1,329	176	2.04	1.92	2.33	103	25		4	78		2	76	21		(1)	22
MBS issued by GSE	27,598	30,848	25,305	2.00	2.02	1.86	552	624		472	(72)		(6)	(66)	152		43	109
States and political subdivisions	1,836	1,851	1,895	5.80	5.83	5.72	107	108		109	(1)		(1)	―	(1)		2	(3)
Non-agency MBS	283	346	528	5.69	5.76	6.72	16	20		35	(4)		―	(4)	(15)		(5)	(10)
Other	470	505	658	1.45	1.65	1.55	7	8		10	(1)		―	(1)	(2)		1	(3)
Covered	1,067	1,183	1,249	12.82	14.53	13.46	137	172		168	(35)		(19)	(16)	4		13	(9)
Total securities	36,772	36,334	29,923	2.51	2.64	2.67	924	958		798	(34)		(24)	(10)	160		53	107
Other earning assets (3)	2,412	3,359	3,207	1.39	0.91	0.62	34	31		20	3		13	(10)	11		10	1
Loans and leases, net of unearned income: (4)(5)
Commercial:
Commercial and industrial	38,206	36,966	34,153	3.63	3.96	4.23	1,386	1,464		1,446	(78)		(126)	48	18		(96)	114
CRE-other	11,418	10,779	11,139	3.69	3.81	3.81	421	411		425	10		(13)	23	(14)		―	(14)
CRE-residential ADC	1,087	1,665	2,769	4.34	3.76	3.51	47	63		97	(16)		9	(25)	(34)		7	(41)
Direct retail lending	15,952	15,270	13,850	4.64	4.87	5.22	741	744		722	(3)		(35)	32	22		(50)	72
Sales finance	8,658	7,680	7,202	3.18	3.97	4.88	275	305		352	(30)		(66)	36	(47)		(69)	22
Revolving credit	2,303	2,217	2,106	8.56	8.41	8.77	197	186		185	11		3	8	1		(8)	9
Residential mortgage	23,598	22,623	18,782	4.22	4.37	4.80	996	989		902	7		(35)	42	87		(86)	173
Other lending subsidiaries	10,468	9,525	8,280	10.20	11.04	11.51	1,068	1,051		953	17		(83)	100	98		(40)	138
Total loans and leases held for investment (excluding covered loans)	111,690	106,725	98,281	4.59	4.88	5.17	5,131	5,213		5,082	(82)		(346)	264	131		(342)	473
Covered loans	2,667	4,045	5,498	16.93	18.91	19.15	451	765		1,053	(314)		(74)	(240)	(288)		(13)	(275)
Total loans and leases held for investment	114,357	110,770	103,779	4.88	5.40	5.91	5,582	5,978		6,135	(396)		(420)	24	(157)		(355)	198
LHFS	3,170	2,963	2,183	3.59	3.42	3.75	114	101		82	13		5	8	19		(8)	27
Total loans and leases	117,527	113,733	105,962	4.85	5.35	5.87	5,696	6,079		6,217	(383)		(415)	32	(138)		(363)	225
Total earning assets	156,711	153,426	139,092	4.25	4.61	5.06	6,654	7,068		7,035	(414)		(426)	12	33		(300)	333
Nonearning assets	24,551	25,208	23,874
Total assets	$181,262	$178,634	$162,966

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$19,305	$19,904	$18,614	0.08	0.12	0.16	15	25		30	(10)		(9)	(1)	(5)		(7)	2
Money market and savings	48,640	46,927	41,287	0.13	0.18	0.31	64	85		129	(21)		(24)	3	(44)		(60)	16
Certificates and other time deposits	26,006	31,647	28,825	0.85	1.01	1.57	221	319		453	(98)		(46)	(52)	(134)		(175)	41
Foreign office deposits - interest-bearing	672	214	647	0.08	0.11	(0.37)	1	―		(2)	1		―	1	2		1	1
Total interest-bearing deposits	94,623	98,692	89,373	0.32	0.43	0.68	301	429		610	(128)		(79)	(49)	(181)		(241)	60
Federal funds purchased, securities sold under repurchase agreements and
short-term borrowed funds	4,459	3,408	5,189	0.16	0.26	0.27	7	9		14	(2)		(4)	2	(5)		(1)	(4)
Long-term debt	19,301	20,651	22,257	3.03	3.02	3.40	584	624		757	(40)		2	(42)	(133)		(81)	(52)
Total interest-bearing liabilities	118,383	122,751	116,819	0.75	0.86	1.18	892	1,062		1,381	(170)		(81)	(89)	(319)		(323)	4
Noninterest-bearing deposits	33,932	28,925	22,945
Other liabilities	7,057	7,481	5,935
Shareholders’ equity	21,890	19,477	17,267
Total liabilities and shareholders’ equity	$181,262	$178,634	$162,966
Average interest rate spread				3.50%	3.75%	3.88%
NIM/ net interest income				3.68%	3.91%	4.06%	$5,762	$6,006		$5,654	$(244)		$(345)	$101	$352		$23	$329
Taxable-equivalent adjustment							$146	$149		$147

(1)	Yields are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Total securities include AFS and HTM securities.
(3)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, trading securities, FHLB stock and other earning assets.
(4)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(5)	Nonaccrual loans have been included in the average balances.
44

Provision for Credit Losses

2013 compared to 2012

The provision for credit losses recorded by BB&T in 2013 was $592 million, a decrease of $465 million, or 44.0%, compared to the prior year. The 2013 provision for credit losses included $5 million related to covered loans, compared to $13 million in 2012. The decrease in the provision for credit losses reflected continued improvement in credit trends and outlook, as net charge-offs in 2013 decreased 38.8% compared to the prior year. Improving credit conditions also resulted in an increase in the ratio of the ALLL to net charge-offs, which increased to 2.19x for 2013, compared to 1.56x for 2012.

Net charge-offs were 0.67% of average loans and leases (and 0.67% excluding covered loans) for 2013, compared to 1.14% of average loans and leases (or 1.15% excluding covered loans) during 2012. Net charge-offs decreased in nearly all loan portfolios, including decreases in the CRE-residential ADC, CRE-other and direct retail lending portfolios of 83.2%, 70.8% and 41.5%, respectively.

2012 compared to 2011

The provision for credit losses recorded by BB&T in 2012 was $1.1 billion, a decrease of $133 million, or 11.2%, compared to 2011. Included in the 2012 provision for credit losses was $13 million related to covered loans, compared to $71 million in 2011. The decrease in the provision for credit losses during 2012 compared to 2011 was primarily due to improving credit trends and outlook, as net charge-offs in 2012 decreased 22.0% compared to 2011. Improving credit conditions also resulted in an increase in the ratio of the ALLL to net charge-offs, which increased to 1.56x for 2012 compared to 1.36x for 2011.

Net charge-offs were 1.14% of average loans and leases (or 1.15% excluding covered loans) for 2012 compared to 1.57% of average loans and leases (or 1.59% excluding covered loans) during 2011. Net charge-offs for 2011 included $87 million related to the transfer and sale of residential mortgage loans in the second quarter. Excluding the charge-off related to this transfer, net charge-offs were 1.50% of average loans and leases for 2011. The largest decreases in the provision for credit losses for 2012 were in the residential mortgage and CRE-residential ADC portfolios.

Noninterest Income

Noninterest income is a significant contributor to BB&T’s financial results. Management continues to focus on diversifying its sources of revenue to further reduce BB&T’s reliance on traditional spread-based interest income, as certain fee-based activities are a relatively stable revenue source during periods of changing interest rates.

The following table provides a breakdown of noninterest income:

Table 12
Noninterest Income

				% Change
	Years Ended December 31,			2013	2012
	2013	2012	2011	vs. 2012	vs. 2011

	(Dollars in millions)
Insurance income	$1,517	$1,359	$1,044	11.6%	30.2%
Service charges on deposits	584	566	563	3.2	0.5
Mortgage banking income	565	840	436	(32.7)	92.7
Investment banking and brokerage fees and commissions	383	365	333	4.9	9.6
Bankcard fees and merchant discounts	256	236	204	8.5	15.7
Trust and investment advisory revenues	200	184	173	8.7	6.4
Checkcard fees	199	185	271	7.6	(31.7)
Income from bank-owned life insurance	113	116	122	(2.6)	(4.9)
FDIC loss share income, net	(293)	(318)	(289)	(7.9)	10.0
Securities gains (losses), net	51	(12)	62	NM	(119.4)
Other income	362	299	194	21.1	54.1
Total noninterest income	$3,937	$3,820	$3,113	3.1	22.7

2013 compared to 2012

Noninterest income was $3.9 billion for 2013, up 3.1% compared to 2012. This increase was driven by record income generated by BB&T’s insurance, investment banking and brokerage, bankcard fees and merchant discounts, and trust and investment advisory LOBs, along with strong growth in checkcard fees and steady growth in service charges on deposits. This growth in noninterest income was negatively impacted by a decrease in mortgage banking income.

Income from BB&T’s insurance agency/brokerage operations was the largest source of noninterest income in 2013. Insurance income was up 11.6% compared to 2012, with approximately one-half of the growth attributable to the acquisition of Crump Insurance on April 2, 2012, and the remainder primarily the result of an improving market for insurance premiums and a $13 million experience-based refund of reinsurance premiums that was received in the second quarter of 2013.

Investment banking and brokerage fees and commissions increased $18 million, or 4.9%, compared to 2012. This increase was largely driven by higher investment commission income and increased investment banking activities. Bankcard fees and merchant discounts increased $20 million, or 8.5%, in 2013, based on higher retail and commercial bankcard transaction volumes and an increase in merchant discount income. Trust and investment advisory revenues increased $16 million, primarily the result of higher investment advisory revenues during the current year. Checkcard fees were $14 million higher than the prior year, an increase of 7.6%, reflecting increased transaction volume, a portion of which is attributable to the acquisition of BankAtlantic in the prior year. Service charges totaled $584 million, an increase of $18 million, or 3.2%, compared to 2012, reflecting growth in cash management products, an increase in other deposit fees and the impact of the BankAtlantic acquisition.

Mortgage banking income totaled $565 million in 2013, a decrease of $275 million, or 32.7%, compared to the prior year. The decrease in mortgage banking income includes a $247 million decrease in residential mortgage production revenues and a $61 million decrease in net MSR and related hedge valuation adjustments compared to the prior year. These decreases were partially offset by a $12 million increase in residential mortgage servicing revenues, which primarily reflects growth in the servicing portfolio, and a $28 million decrease in the amortization of MSRs that was primarily driven by slower prepayment speeds. The decrease in residential mortgage production revenues primarily resulted from lower gain on sale margins, which reflects increased competition and a higher proportion of loans originated through the correspondent network. The weighted average gain on sale margin for 2013 was 1.15%, a 49.2% decline compared to the prior year. Correspondent loan originations represented 65.1% of mortgage loan originations in 2013, compared to 60.5% of mortgage loan originations in 2012.

FDIC loss share income, net reflects accretion of the FDIC loss share receivable due to credit loss improvement (including expense associated with the aggregate loss calculation) and accretion related to covered securities, partially reduced by the offset to the provision for covered loans. Covered loans have experienced better performance than originally anticipated, which has resulted in the recognition of additional interest income on a level yield basis over the expected life of the corresponding loans. A significant portion of this increase in interest income is offset by a reduction in noninterest income recorded in FDIC loss share income. For 2013, noninterest income was reduced by $255 million related to improvement in loan performance compared to a reduction of $271 million in 2012. These decreases in income were partially offset by increases of $4 million and $11 million, respectively, which reflected 80% of the provision for credit losses recorded on covered loans for 2013 and 2012.

BB&T recognized $51 million in net securities gains during 2013, compared to $12 million of net securities losses in 2012. Other income increased $63 million in 2013 compared to 2012, primarily due to a $31 million gain on the sale of a consumer lending subsidiary in 2013, a $22 million increase in income from operating leases and a $21 million increase in income from assets related to certain post-employment benefits, which is offset in personnel expense. These increases were partially offset by a $10 million decrease in client derivative related activities.

2012 compared to 2011

Noninterest income was $3.8 billion for 2012, up 22.7% compared to 2011. This increase was driven by growth in BB&T’s insurance, mortgage banking and investment banking and brokerage LOBs. In addition, bankcard fees and merchant discounts and other income increased compared to the prior year. These increases were partially offset by lower checkcard fees, a decrease in income related to the FDIC loss share receivable and a reduction in net securities income.

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

Service charges on deposit accounts totaled $566 million in 2012, essentially flat compared to the prior year, reflecting the impact of pricing changes for routine services related to retail and commercial transaction deposit products, such as monthly maintenance fees and commercial transaction deposit products, implemented in 2012 and 2011 that were designed to offset a reduction in service charges that occurred in 2011 and 2010 as a result of a change in overdraft policies.

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

For 2012, noninterest income was reduced by $271 million related to FDIC loss share income, compared to a reduction of $297 million in 2011. These decreases in income were partially offset by increases of $11 million and $57 million, respectively, which reflected 80% of the provision for credit losses recorded on covered loans for 2012 and 2011.

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

Noninterest Expense

The following table provides a breakdown of BB&T’s noninterest expense:

Table 13
Noninterest Expense

				% Change
	Years Ended December 31,			2013	2012
	2013	2012	2011	vs. 2012	vs. 2011

	(Dollars in millions)
Personnel expense	$3,293	$3,125	$2,727	5.4%	14.6%
Occupancy and equipment expense	692	650	616	6.5	5.5
Loan-related expense	255	283	227	(9.9)	24.7
Professional services	189	156	174	21.2	(10.3)
Software expense	158	138	118	14.5	16.9
Regulatory charges	143	159	212	(10.1)	(25.0)
Amortization of intangibles	106	110	99	(3.6)	11.1
Foreclosed property expense	55	266	802	(79.3)	(66.8)
Merger-related and restructuring charges, net	46	68	16	(32.4)	NM
Other expense	900	873	811	3.1	7.6
Total noninterest expense	$5,837	$5,828	$5,802	0.2	0.4

2013 compared to 2012

Personnel expense is the largest component of noninterest expense and includes salaries, wages and incentives, as well as pension and other employee benefit costs. Personnel expense totaled $3.3 billion, an increase of $168 million, or 5.4%, compared to 2012. The increase in personnel expense includes an increase of $128 million in salaries and wages, which reflects increases related to the acquisitions of Crump Insurance and BankAtlantic during 2012 and the impact of normal salary increases and job class changes. Other personnel expenses increased approximately $40 million, which included an increase of $22 million in post-employment benefits expense that is offset in other income. The remainder of the increase in other personnel expenses was driven by smaller increases in employment taxes and other fringe benefits.

Occupancy and equipment expense increased $42 million, or 6.5%, compared to 2012, with a portion of this increase attributable to the acquisitions of Crump Insurance and BankAtlantic acquisitions in the prior year and the remainder attributable to increases in rent and IT-related depreciation and maintenance.

Professional services expense totaled $189 million, an increase of $33 million compared to the prior year. This increase was largely driven by costs associated with systems and project-related expenses, partially offset by a decrease in legal fees.

Other expense increased $27 million, or 3.1%, compared to 2012, primarily the result of higher project-related expenses, increased depreciation expense related to assets used in the equipment finance leasing business and lower of cost or fair value adjustments on certain owned real estate. These increases were partially offset by a decrease in advertising and marketing expenses, lower insurance-related expenses and the loss on the sale of a leveraged lease that was recorded in the prior year. Software expense increased $20 million compared to the prior year, which primarily reflects higher maintenance and depreciation expense.

Foreclosed property expense includes the gain or loss on sale of foreclosed property, valuation adjustments resulting from updated appraisals and the ongoing expense of maintaining foreclosed properties. Foreclosed property expense decreased $211 million, or 79.3% in 2013, due to fewer losses and write-downs and lower maintenance costs on foreclosed property. Loan-related expense totaled $255 million, a decrease of $28 million, or 9.9% compared to the prior year. This decrease was primarily the result of improvements in mortgage repurchase expense and lower costs associated with certain mortgage loan indemnifications.

Merger-related and restructuring charges were $22 million lower than the prior year, which reflects the impact of merger-related charges associated with the Crump Insurance and BankAtlantic acquisitions in the prior year, partially offset by restructuring charges associated with optimization activities in Community Banking that were initiated during the second quarter of 2013. Regulatory charges decreased $16 million in 2013 due to improved credit quality, which led to lower deposit insurance premiums.

Management currently expects that total noninterest expense should trend lower throughout 2014, largely driven by lower personnel expense, professional services and regulatory charges. This decrease in noninterest expense, along with an anticipated increase in noninterest income, is expected to lead to continued improvement in the efficiency ratio throughout 2014, down to the mid-fifties by the fourth quarter.

2012 compared to 2011

Total personnel expense increased 14.6% during 2012, primarily the result of the Crump Insurance and BankAtlantic acquisitions during 2012. Other factors contributing to this increase include normal salary increases, higher production-related incentives and commissions and other performance incentives and higher pension expense related to certain changes in actuarial assumptions. Additional disclosures relating to BB&T’s benefit plans can be found in Note 13 “Benefit Plans” in the “Notes to Consolidated Financial Statements.”

Occupancy and equipment expense increased $34 million, or 5.5%, compared to 2011, primarily due to the acquisitions of Crump Insurance and BankAtlantic.

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

Provision for Income Taxes

BB&T’s provision for income taxes totaled $1.4 billion, $764 million and $296 million for 2013, 2012 and 2011, respectively. BB&T’s effective tax rates for the years ended 2013, 2012 and 2011 were 44.7%, 27.4% and 18.2%, respectively. The increase in the effective tax rate for 2013 compared to 2012 was primarily due to the adjustments totaling $516 million related to the previously described uncertain tax positions. Excluding the impact of these adjustments, the effective tax rate for 2013 was 28.1%. The increase in the effective tax rate for 2012 compared to 2011 reflects a higher level of pre-tax earnings relative to permanent income tax differences.

BB&T has extended credit to and invested in the obligations of states and municipalities and their agencies and has made other investments and loans that produce tax-exempt income. The income generated from these investments, together with certain other transactions that have favorable tax treatment, have reduced BB&T’s overall effective tax rate from the statutory rate in all periods presented.

Management currently expects the effective tax rate in the first quarter of 2014 to be similar to the effective tax rate in the fourth quarter of 2013, which was 29.2%.

Refer to Note 12 “Income Taxes” in the “Notes to Consolidated Financial Statements” for a reconciliation of the effective tax rate to the statutory tax rate and a discussion of uncertain tax positions and other tax matters.

Segment Results

BB&T’s operations are divided into six reportable business segments. See Note 20 “Operating Segments” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to BB&T’s operating segments, the internal accounting and reporting practices used to manage these segments and financial disclosures for these segments.

Fluctuations in noninterest income and noninterest expense incurred directly by the segments are more fully discussed in the “Noninterest Income” and “Noninterest Expense” sections above.

2013 compared to 2012

Community Banking

Community Banking had a network of 1,825 banking offices at the end of 2013, a decrease of seven offices compared to December 31, 2012. The decrease in offices was driven by the closure of low volume branches, partially offset by de novo branch openings. Community Banking net income was $982 million in 2013, an increase of $260 million, or 36.0%, compared to 2012.

Segment net interest income totaled $3.2 billion in 2013, a decrease of $163 million, or 4.8%, compared to 2012. The decrease in segment net interest income was primarily attributable to lower funding spreads earned on deposits, partially offset by improvements in deposit mix as a result of growth in noninterest-bearing, money market and savings deposits, and a decrease in certificates of deposits.

The allocated provision for loan and lease losses decreased $419 million, or 63.0%, reflecting improving mix due to the runoff of lower quality loans.

Noninterest income of $1.2 billion increased $66 million, or 5.8%, primarily due to higher checkcard fees, bankcard fees, merchant discounts, and service charges on deposits.

Noninterest expense of $1.7 billion decreased $126 million, or 6.9%, primarily driven by lower foreclosed property, regulatory, and professional services expense.

In December 2013, BB&T announced the signing of an agreement to acquire 21 branches in Texas from Citibank, which includes $1.2 billion in deposits and $134 million in loans.

Residential Mortgage Banking

Mortgage originations totaled $31.6 billion in 2013, a decrease of $1.5 billion, or 4.5%, compared to $33.1 billion in 2012. BB&T’s residential mortgage servicing portfolio, which includes both retained loans and loans serviced for third parties, totaled $112.8 billion at the end of 2013, an increase of 11.3%, compared to $101.4 billion at December 31, 2012. Residential Mortgage Banking net income was $284 million in 2013, a decrease of $83 million, or 22.6%, compared to 2012.

Segment net interest income increased $44 million, or 11.7%, to $421 million. The increase in segment net interest income was driven by growth in loans held for investment, which was partially attributable to the decision to begin retaining certain originated mortgage loans, and higher credit spreads to funding costs for both LHFS and loans held for investment.

The allocated provision for loan and lease losses decreased $61 million, primarily reflecting an improvement in mix due to the runoff of lower quality loans. Net charge-offs of $78 million were recorded in 2013, compared to $133 million in 2012, as nonaccrual and aged loans (excluding guaranteed loans) decreased during the period.

Noninterest income decreased $270 million, primarily driven by lower gain on sale margins, which reflects increased competition and a higher proportion of loans originated through the correspondent network, and a decrease in net MSR valuation adjustments.

Noninterest expense decreased $45 million primarily due to lower pre-foreclosure and foreclosed property expense and lower expense associated with mortgage repurchase reserves.

Dealer Financial Services

Dealer Financial Services net income was $203 million in 2013, a decrease of $15 million, or 6.9%, compared to 2012.

Segment net interest income increased $27 million, primarily the result of loan growth and wider credit spreads in the Regional Acceptance Corporation portfolio. Dealer Financial Services average loans grew by $840 million, or 8.5%, compared to 2012.

The allocated provision for loan and lease losses increased $50 million, primarily due to a more normalized volume of charge-offs in the Regional Acceptance Corporation portfolio after experiencing a lower charge-off volume in recent years.

Specialized Lending

Specialized Lending net income was $275 million in 2013, an increase of $31 million, or 12.7%, compared to 2012.

Segment net interest income decreased $10 million, or 1.8%, compared to 2012. During the fourth quarter, BB&T sold a consumer lending subsidiary that focused its business on the subprime consumer market. The sale of this subsidiary included loans totaling approximately $500 million. In connection with this sale transaction, loans totaling approximately $230 million were transferred to Residential Mortgage Banking. Excluding this sales transaction, Specialized Lending grew average balances by $925 million, or 6.7%, over 2012. This increase was primarily driven by 32.3% growth in average small ticket consumer finance loan balances, 7.6% growth in the average commercial insurance premium financing portfolio, and a 7.0% increase in the average commercial finance portfolio.

The allocated provision for loan and lease losses decreased $50 million, which primarily reflects the removal of reserves in connection with the sale of $500 million of consumer lending loans and the transfer of $230 million of consumer lending loans to Residential Mortgage Banking. Due to the overall higher credit risk profiles of Specialized Lending’s clients, loss rates are expected to be higher than conventional bank lending. Loss rates are also affected by shifts in the portfolio mix of the underlying subsidiaries.

Insurance Services

Insurance Services net income was $167 million in 2013, an increase of $24 million, or 16.8%, compared to 2012.

Noninterest income was $1.5 billion, an increase of $170 million, or 12.5%, compared to 2012. The increase reflects the acquisition of Crump Insurance on April 2, 2012, firming market conditions for insurance premiums, organic growth in wholesale and retail property and casualty insurance operations, wholesale life insurance growth, and an experience-based refund of reinsurance premiums totaling $13 million that was received in the second quarter of 2013. Wholesale property and casualty insurance income increased $59 million, or 15.5%, while retail property and casualty insurance income increased $36 million, or 8.1%, compared to 2012. Wholesale life insurance income increased $43 million, or 34.5%, compared to 2012, primarily attributable to the Crump Insurance acquisition.

Higher noninterest income growth was offset by a $119 million increase in noninterest expense, primarily the result of higher salary costs and performance-based incentives. The increase in noninterest expense was partially attributable to the Crump Insurance acquisition in 2012.

Financial Services

Financial Services net income was $305 million in 2013, an increase of $21 million, or 7.4%, compared to 2012.

Segment net interest income for Financial Services decreased $2 million, to $447 million in 2013. The decrease in segment net interest income during 2013 was primarily attributable to a lower NIM, partially offset by strong organic loan growth and an improved deposit mix. Corporate Banking’s average loan balances increased by $1.5 billion, or 24.9%, in 2013, while BB&T Wealth’s average loan balances grew $250 million, or 21.6%, over the same time period.

The allocated provision for loan and lease losses increased $6 million to $19 million in 2013, primarily attributable to a $10 million reserve release in 2012 resulting from improved credit trends in the commercial and industrial loan portfolio.

Noninterest income for Financial Services increased $24 million, or 3.3%, to $743 million in 2013. The increase in noninterest income was primarily due to higher investment banking and brokerage fees and commissions and trust and investment advisory revenues. Client invested assets totaled $111.2 billion as of December 31, 2013, an increase of $15.0 billion, or 15.6%, compared to 2012.

Noninterest expense incurred by Financial Services decreased $26 million, or 4.0%, to $617 million in 2013, primarily due to lower occupancy and equipment expense and an operating charge-off in the prior year, partially offset by an increase in personnel expense.

Other, Treasury & Corporate

Net income in Other, Treasury & Corporate can vary due to changing needs of the Company, including the size of the investment portfolio, the need for wholesale funding, income received from derivatives used to hedge the balance sheet and, in certain cases, income associated with acquisition activities.

Other, Treasury & Corporate generated a net loss of $487 million in 2013, compared to net income of $50 million in the prior year. The net loss was primarily the result of $516 million in adjustments for uncertain income tax positions as previously described. Segment net interest income decreased $139 million primarily attributable to runoff in the covered loan portfolio. The $128 million increase in noninterest income primarily reflects the gain on the sale of a consumer lending subsidiary totaling $31 million, higher income from assets related to certain post-employment benefits, higher securities gains in the investment portfolio, and higher FDIC loss share income. The $88 million increase in noninterest expense was primarily attributable to personnel expense related to certain post-employment benefits mentioned above, and higher professional services, data processing software, and IT professional services expense related to corporate project initiatives.

2012 compared to 2011

Community Banking

Community Banking had a network of 1,832 banking offices at the end of 2012, an increase of 53 offices compared to December 31, 2011. The increase in offices was driven by the BankAtlantic acquisition and de novo branch openings, partially offset by the closing of low volume branches. Community Banking results include BankAtlantic since the systems conversion in October 2012. Community Banking net income was $722 million in 2012, up $225 million, or 45.3%, compared to 2011.

Segment net interest income totaled $3.4 billion in 2012 compared to $3.5 billion in 2011. The decrease in segment net interest income was primarily attributable to lower funding credits on deposits as the result of declining interest rates. This decrease was partially offset by loan growth and improvement in the deposit mix, which was the result of an increase in noninterest-bearing deposits and a decrease in client CDs.

The allocated provision for loan and lease losses increased by $76 million, or 12.9%, to $665 million in 2012, primarily due to growth in loan balances, partially offset by lower charge-offs.

Noninterest income increased $105 million, or 10.2%, to $1.1 billion in 2012, primarily due to higher bankcard and merchant fees, as well as losses on commercial LHFS in the prior year. The increase in noninterest income was partially offset by lower debit interchange and overdraft fees. Noninterest income allocated from other segments, which is reported as intersegment net referral fees (“referral fees”), increased by $57 million, or 47.1% in 2012, driven by higher referrals for residential mortgage lending as originations grew.

Noninterest expense declined $529 million, or 22.5%, to $1.8 billion for 2012. This decline was primarily due to lower foreclosed property expense and regulatory charges, partially offset by higher net occupancy expense and personnel expense. Allocated corporate expense increased $125 million, or 13.9%, to $1.0 billion in 2012, primarily due to increases in loan administration, operations and marketing expense.

Residential Mortgage Banking

BB&T’s mortgage originations totaled $33.1 billion in 2012, up $9.4 billion, or 39.9%, compared to 2011. BB&T’s residential mortgage servicing portfolio, which includes both retained loans and loans serviced for third parties, totaled $101.3 billion at the end of 2012, an increase of 10.5%, compared to $91.6 billion at December 31, 2011. Residential Mortgage Banking net income was $367 million in 2012, compared to a net loss of $15 million in 2011.

Segment net interest income increased $87 million, or 30.0%, to $377 million in 2012. The increase in segment net interest income was primarily due to growth in LHFS, growth in loans held for investment and higher spreads to funding costs on loans held for investment. These increases in segment net interest income were partially offset by lower spreads to funding costs on LHFS.

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

Noninterest income increased from $351 million in 2011 to $754 million in 2012. This increase was primarily due to higher mortgage loan production and sales and higher margins than in the prior year.

Noninterest expense increased $92 million, or 31.0%, to $389 million in 2012, reflecting higher loan-related and personnel expenses. The increase in loan-related expense was driven by an increase in the loan repurchase reserve. The increase in personnel expense was driven by a higher number of employees and incentives related to the increased production.

Dealer Financial Services

Dealer Financial Services net income was $218 million in 2012, an increase of $9 million, or 4.3%, compared to 2011.

Segment net interest income increased $66 million, or 11.3%, to $648 million in 2012. The increase in segment net interest income was primarily due to loan growth and an improved NIM in Regional Acceptance Corporation’s point-of-sale loan portfolio.

The allocated provision for loan and lease losses increased $39 million, or 31.2%, in 2012, primarily due to increases in Regional Acceptance Corporation’s ALLL related to nonprime auto loans as delinquent accounts and NPAs move from historical lows to more normalized levels.

Specialized Lending

Specialized Lending net income was $244 million in 2012, an increase of $9 million, or 3.8%, compared to 2011.

Net interest income increased $97 million, or 20.9%, to $562 million in 2012. This increase was primarily due to strong loan growth by Sheffield Financial as the result of dealer volume growth and expanded dealer relationships. Additionally, Mortgage Warehouse Lending benefited from increased market penetration, higher commitment levels and higher line usage, while Lendmark and Equipment Finance realized higher NIM. Average loans for Specialized Lending grew by $2.0 billion, or 15.6%, to $14.8 billion in 2012.

The allocated provision for loan and lease losses increased $63 million, or 87.5%, in 2012. The increase in provision expense was primarily due to higher charge-offs in the consumer lending subsidiary and adjustments to loss factors resulting from an acceleration of certain consumer loan charge-offs in the third quarter of 2012. Due to the overall higher credit risk profiles of Specialized Lending’s clients, loss rates are expected to be higher than conventional bank lending. Loss rates are also affected by shifts in the portfolio mix of the underlying subsidiaries.

Noninterest income increased $18 million, or 8.5%, to $229 million in 2012. The increase in noninterest income was driven by higher operating lease income and gains on sale of finance lease equipment by Equipment Finance, as well as higher commercial finance and commercial mortgage banking fees.

Noninterest expense increased $26 million, or 11.2%, to $259 million. The increase in noninterest expense was driven by higher depreciation on property leased to customers by Equipment Finance, higher loan referral fees paid by Sheffield Financial and higher personnel expense.

Insurance Services

Insurance Services net income was $143 million in 2012, an increase of $41 million, or 40.2%, compared to 2011. The increase in net income was driven by acquisitions and improving premium pricing in the property and casualty insurance business.

Noninterest income increased $324 million, or 31.1%, to $1.4 billion. The increase in noninterest income was primarily driven by higher life insurance, property and casualty insurance and employee benefits commissions. The life insurance and property and casualty operations of Crump Insurance, which was acquired on April 2, 2012, contributed $234 million of insurance income. Property and casualty insurance commission growth was partially attributable to improvement in premium pricing compared to the prior year. Employee benefits commission growth was primarily due to the fourth quarter 2011 acquisitions of Precept, a full-service employee benefits consulting and administrative solutions firm with offices in Irvine and San Ramon, California and Liberty Benefit Insurance Services, a full-service employee benefits broker located in San Jose, California.

Noninterest expense increased $230 million, or 29.3%, in 2012. The increase in noninterest expenses was primarily due to the Crump Insurance acquisition and related personnel expense, occupancy expense and amortization of intangibles.

Financial Services

Financial Services net income was $284 million in 2012, up $20 million, or 7.6%, compared to 2011.

Segment net interest income increased $91 million, or 25.4%, to $449 million in 2012. The increase in segment net interest income during 2012 was primarily attributable to strong organic loan and deposit growth by Corporate Banking and BB&T Wealth, partially offset by a lower NIM for both businesses.

The allocated provision for loan and lease losses increased $14 million to $13 million in 2012 as the result of changes in the composition of the commercial and industrial loan portfolio, combined with overall growth in the portfolio.

Noninterest income increased $36 million, or 5.3%, to $719 million in 2012. The increase in noninterest income was primarily due to higher investment banking and brokerage fees and commissions, trust and investment advisory revenues and commercial loan fees.

Noninterest expense increased $68 million, or 11.8%, to $643 million in 2012, primarily due to higher personnel expense and intercompany expense. The increase in noninterest expense in 2012 was driven by continued efforts to expand the national lending teams in Corporate Banking and by the associated increases in incentive expenses tied to the strong income growth in the LOBs.

Other, Treasury & Corporate

Net income in Other, Treasury & Corporate can vary due to changing needs of the Company, including the size of the investment portfolio, the need for wholesale funding, income received from derivatives used to hedge the balance sheet and, in certain cases, income associated with acquisition activities. Other, Treasury & Corporate’s 2012 results reflect the income from BankAtlantic from the acquisition date to the systems conversion date in October 2012. Other, Treasury & Corporate generated net income of $50 million in 2012 compared to net income of $40 million in the prior year.

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

Branch Bank invests in securities as allowable under bank regulations. These securities may include obligations of the U.S. Treasury, U.S. government agencies, GSEs (including MBS), bank eligible obligations of any state or political subdivision, non-agency MBS, structured notes, bank eligible corporate obligations (including corporate debentures), commercial paper, negotiable CDs, bankers acceptances, mutual funds and limited types of equity securities. Branch Bank also may deal in securities subject to the provisions of the Gramm-Leach-Bliley Act. BB&T’s full-service brokerage and investment banking subsidiary engages in the underwriting, trading and sales of equity and debt securities subject to the risk management policies of the Company.

The following table provides information regarding the composition of BB&T’s AFS and HTM securities portfolio for the years presented:

Table 14
Composition of Securities Portfolio

	December 31,
	2013	2012	2011

	(Dollars in millions)
AFS securities (at fair value):
U.S. Treasury	$595	$281	$229
GSE	―	9	77
MBS issued by GSE	17,929	20,930	18,132
States and political subdivisions	1,851	2,011	1,923
Non-agency MBS	291	312	368
Other	45	3	7
Covered	1,393	1,591	1,577
Total AFS securities	22,104	25,137	22,313

HTM securities (at amortized cost):
U.S. Treasury	392	―	―
GSE	5,603	3,808	500
MBS issued by GSE	11,636	9,273	13,028
States and political subdivisions	33	34	35
Other	437	479	531
Total HTM securities	18,101	13,594	14,094
Total securities	$40,205	$38,731	$36,407

The total securities portfolio increased $1.5 billion, or 3.8%, in 2013. This growth is primarily the result of increased securities purchases during the fourth quarter of 2013, which occurred in response to a decrease in loan originations and to increase liquidity in advance of the new regulatory requirements.

As of December 31, 2013, approximately 14.7% of the securities portfolio was variable rate. The effective duration of the securities portfolio was 5.5 years at December 31, 2013, compared to 2.8 years at the end of 2012. The duration of the securities portfolio excludes equity securities, auction rate securities, and certain covered non-agency MBS.

MBS issued by GSEs were 73.5% of the total securities portfolio at year-end 2013. As of December 31, 2013, the AFS securities portfolio also includes $1.4 billion of securities that were acquired from the FDIC as part of the Colonial acquisition. These securities are covered by FDIC loss sharing agreements and include $1.1 billion of non-agency MBS and $314 million of municipal securities.

During 2013, management sold $2.2 billion of securities that produced a net realized gain of $51 million. In 2012, management sold $306 million of securities that produced a realized loss of $3 million. In addition, BB&T recognized $9 million in charges for OTTI related to certain non-agency MBS and covered securities during 2012.

Refer to Note 2 “Securities” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to the evaluation of securities for OTTI.

The following table presents the securities portfolio at December 31, 2013, segregated by major category with ranges of maturities and average yields disclosed:

Table 15
Securities

		December 31, 2013
		AFS		HTM
			Effective			Effective
		Fair Value	Yield (1)	Amortized Cost		Yield (1)

		(Dollars in millions)
	U.S. Treasury:
	Within one year	$144	0.17%	$	―	― %
	One to five years	451	0.26		―	―
	Five to ten years	―	―		392	2.05
	Total	595	0.24		392	2.05

	GSE:
	Five to ten years	―	―		5,384	2.10
	After ten years	―	―		219	1.28
	Total	―	―		5,603	2.06

	MBS issued by GSE: (2)
	One to five years	34	3.97		―	―
	Five to ten years	4	1.58		―	―
	After ten years	17,891	2.02		11,636	2.09
	Total	17,929	2.02		11,636	2.09

	Obligations of states and political subdivisions: (3)
	One to five years	34	6.68		―	―
	Five to ten years	255	6.43		1	1.61
	After ten years	1,562	6.67		32	5.11
	Total	1,851	6.64		33	5.02

	Non-agency MBS: (2)
	After ten years	291	5.94		―	―
	Total	291	5.94		―	―

	Other:
	Within one year	45	0.02		―	―
	Five to ten years	―	―		149	1.37
	After ten years	―	―		288	1.39
	Total	45	0.02		437	1.38

	Covered:
	One to five years	54	3.59		―	―
	Five to ten years	260	3.86		―	―
	After ten years	1,079	16.76		―	―
	Total	1,393	13.85		―	―
	Total securities	$22,104	3.15		$18,101	2.07

(1)	Yields represent interest computed at the end of the period using the effective interest method on an FTE basis applying the statutory federal income tax rate of 35% and the amortized cost of the securities.
(2)	For purposes of the maturity table, MBS, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity. The expected life of MBS will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties.
(3)	Weighted-average yield excludes the effect of pay-fixed swaps hedging municipal securities.

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

Table 16
Quarterly Average Balances of Loans and Leases

	For the Three Months Ended
	12/31/13	9/30/13	6/30/13	3/31/13	12/31/12

	(Dollars in millions)
Commercial:
Commercial and industrial	$38,101	$38,446	$38,359	$37,916	$38,022
CRE - other	11,494	11,344	11,411	11,422	11,032
CRE - residential ADC	970	1,022	1,121	1,238	1,398
Direct retail lending	15,998	16,112	15,936	15,757	15,767
Sales finance	9,262	8,992	8,520	7,838	7,724
Revolving credit	2,357	2,308	2,268	2,279	2,280
Residential mortgage	23,979	23,403	23,391	23,618	23,820
Other lending subsidiaries	10,448	11,018	10,407	9,988	10,051
Total average loans and leases held for
investment (excluding covered loans)	112,609	112,645	111,413	110,056	110,094
Covered	2,186	2,502	2,858	3,133	3,477
Total average loans and leases held
for investment	114,795	115,147	114,271	113,189	113,571
LHFS	2,206	3,118	3,581	3,792	3,532
Total average loans and leases	$117,001	$118,265	$117,852	$116,981	$117,103

Average loans held for investment for the fourth quarter of 2013 declined $352 million, or an annualized 1.2%, compared to the third quarter. Loan growth for the fourth quarter was negatively impacted by the sale of a consumer lending subsidiary with loans totaling approximately $500 million early in the fourth quarter. In connection with this transaction, approximately $230 million of loans that were previously reported within the other lending subsidiaries portfolio were transferred to the residential mortgage loan portfolio. Excluding the impact of the loan sale described above, average loans held for investment were up 0.3% annualized compared to the prior quarter.

Average residential mortgage loans increased $576 million, or 9.8% annualized, compared to the prior quarter. Excluding the estimated impact of the loan transfer described above, average residential mortgage loans increased approximately 6.0% annualized, which primarily reflects the decision in the fourth quarter to retain 10 to 15 year mortgage loan production in the held for investment portfolio. The average sales finance portfolio increased $270 million, or 11.9% annualized, based on continued strength in the prime automobile lending market as dealer floor plan financing has been a strategic focus. Average CRE – other loan balances were $150 million higher than the prior quarter, which reflects growth in lending related to multi-family residential construction, office, retail and industrial clients.

Average other lending subsidiaries loans decreased $570 million compared to the prior quarter. Excluding the estimated impact of the subsidiary sale and related loan transfer described above, average other lending subsidiaries loans increased by approximately 3.5% on an annualized basis. This increase was primarily driven by growth in the equipment finance and small ticket consumer finance portfolios, which totaled $70 million and $84 million, respectively. Average commercial and industrial loans decreased $345 million compared to the prior quarter due to lower mortgage warehouse lending average balances. Loan growth continued to be negatively impacted by expected declines in the covered and CRE – residential ADC loan portfolios, which decreased $316 million and $52 million, respectively.

Primarily as a result of lower mortgage activity, management currently expects average total loans to increase in the range of 1% to 2% annualized during the first quarter of 2014.

Table 17
Variable Rate Loans (Excluding Covered and LHFS)

December 31, 2013	Outstanding Balance	Wtd. Avg. Contractual Rate	Wtd. Avg. Remaining Term

	(Dollars in millions)
Commercial:
Commercial and industrial	$28,722	2.58%	2.8	yrs
CRE - other	9,054	3.40	3.5
CRE - residential ADC	881	4.56	1.0
Other lending subsidiaries	531	4.15	2.1
Retail:
Direct retail lending (1)	5,892	3.58	8.3
Revolving credit	2,029	9.18	NM
Residential mortgage	6,758	3.55	25.5
Sales finance	917	1.99	0.8
Other lending subsidiaries	―	N/A	N/A

(1)	The weighted average remaining term for direct retail lending represents the remaining contractual draw period. Margin loans totaling $108 million have been excluded from the calculation of the weighted average remaining term because they do not have a contractual end date and are callable on demand
NM - not meaningful.

As of December 31, 2013, approximately 24% of the outstanding balance of variable rate residential mortgage loans is currently in an interest-only phase. Approximately 69% of these balances will begin amortizing within the next three years. Variable rate residential mortgage loans typically reset every 12 months beginning after a 3 to 10 year fixed period, with an annual cap on rate changes ranging from 2% to 6%.

As of December 31, 2013, the direct retail lending portfolio includes $5.2 billion of home equity lines. Approximately 66% of the outstanding balance of variable rate home equity lines is currently in the interest-only phase. Less than 7% of these balances will begin scheduled amortization within the next three years. Variable rate home equity lines typically reset on a monthly basis. Variable rate home equity loans were immaterial as of December 31, 2013.

BB&T monitors the performance of its home equity loans and lines secured by second liens similar to other consumer loans and utilizes assumptions specific to these loans in determining the necessary ALLL. BB&T also receives notification when the first lien holder, whether BB&T or another financial institution, has initiated foreclosure proceedings against the borrower. When notified that the first lien is in the process of foreclosure, BB&T obtains valuations to determine if any additional charge-offs or reserves are warranted. These valuations are updated at least annually thereafter.

BB&T has limited ability to monitor the delinquency status of the first lien, unless the first lien is held or serviced by BB&T. As a result, using migration assumptions that are based on historical experience and adjusted for current trends, BB&T estimates the volume of second lien positions where the first lien is delinquent and appropriately adjusts the ALLL to reflect the increased risk of loss on these credits. Finally, BB&T also provides additional reserves to second lien positions when the estimated combined current loan to value ratio for the credit exceeds 100%. As of December 31, 2013, BB&T held or serviced the first lien on 37.7% of its second lien positions.

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

The following table presents BB&T’s total loan portfolio based upon BB&T’s LOBs:

Table 18
Composition of Loan and Lease Portfolio Based on LOB

	December 31,
	2013	2012	2011	2010	2009

	(Dollars in millions)
Commercial	$51,118	$51,017	$49,165	$48,886	$49,820
Direct retail lending	15,869	15,817	14,506	13,807	14,406
Sales finance	9,382	7,736	7,401	7,050	6,290
Revolving credit	2,403	2,330	2,212	2,127	2,016
Residential mortgage	24,648	24,272	20,581	17,550	15,435
Other lending subsidiaries	10,462	10,137	8,737	7,953	7,670
Total loans and leases held for investment
(excluding covered loans)	113,882	111,309	102,602	97,373	95,637
Covered	2,035	3,294	4,867	6,194	8,019
Total loans and leases held for investment	115,917	114,603	107,469	103,567	103,656
LHFS	1,222	3,761	3,736	3,697	2,551
Total loans and leases	$117,139	$118,364	$111,205	$107,264	$106,207

Total loans and leases were $117.1 billion at year-end 2013, a decrease of $1.2 billion, or 1.0%, compared to the balance at year-end 2012. This decrease was largely attributable to a $2.5 billion decline in LHFS compared to year-end 2012. This decline reflects a lower level of loan origination activity in the latter part of 2013 and management’s decision in the fourth quarter of 2013 to retain certain 10 to 15 year residential mortgage loan production in the held for investment portfolio. Total loans and leases held for investment, excluding covered loans, increased $2.6 billion in 2013, based on broad-based growth in the portfolio. The covered loan portfolio, which totaled $2.0 billion at year-end 2013, continued to runoff during the year, resulting in a decline of $1.3 billion compared to the prior year-end.

The following tables summarize the loan portfolio based on regulatory classifications, which focuses on the underlying loan collateral, and differs from internal classifications presented herein that focus on the primary purpose of the loan. Covered loans are included in their respective categories.

Table 19
Composition of Loan and Lease Portfolio

	December 31,
	2013	2012	2011	2010	2009

	(Dollars in millions)
Commercial, financial and agricultural	$25,260	$23,863	$21,452	$20,490	$19,076
Lease receivables	1,126	1,114	1,067	1,158	1,092
Real estate-construction and land development	4,630	5,900	7,714	10,969	15,353
Real estate-mortgage	65,485	65,760	60,821	57,418	55,671
Consumer	19,416	17,966	16,415	13,532	12,464
Total loans and leases held for investment	115,917	114,603	107,469	103,567	103,656
LHFS	1,222	3,761	3,736	3,697	2,551
Total loans and leases	$117,139	$118,364	$111,205	$107,264	$106,207

Table 20
Selected Loan Maturities and Interest Sensitivity

			December 31, 2013
			Commercial,	Real Estate:
			Financial	Construction
			and	and Land
			Agricultural	Development	Total

			(Dollars in millions)
	Fixed Rate:
		1 year or less (1)	$2,628	$183	$2,811
		1-5 years	3,075	515	3,590
		After 5 years	4,167	1,014	5,181
		Total	9,870	1,712	11,582
	Variable Rate:
		1 year or less (1)	4,087	979	5,066
		1-5 years	8,734	1,431	10,165
		After 5 years	2,569	508	3,077
		Total	15,390	2,918	18,308
		Total loans and leases (2)	$25,260	$4,630	$29,890

(1)	Includes loans due on demand.
(2)	The above table excludes:				(Dollars in millions)
	(i)	consumer			$19,416
	(ii)	real estate mortgage			65,485
	(iii)	LHFS			1,222
	(iv)	lease receivables			1,126
		Total			$87,249

Asset Quality

The following discussion excludes assets covered by FDIC loss sharing agreements that provide for reimbursement to BB&T for the majority of losses incurred on those assets. Covered loans, which are considered performing due to the application of the expected cash flows method, were $2.0 billion at December 31, 2013 and $3.3 billion in the prior year. Covered foreclosed real estate totaled $121 million and $254 million at December 31, 2013 and 2012, respectively.

NPAs, which include foreclosed real estate, repossessions and nonaccrual loans, totaled $1.1 billion at December 31, 2013 compared to $1.5 billion at December 31, 2012. The decline in NPAs of $483 million was driven by decreases of $445 million in NPLs and $38 million in foreclosed property. The decline in NPLs included a $359 million reduction in the commercial loan portfolio and smaller declines in other lending subsidiaries, residential mortgage and direct retail lending totaling $35 million, $26 million and $23 million, respectively. The inventory of foreclosed real estate as of December 31, 2013 includes land and lots totaling $10 million that have been held for approximately five months on average. The remaining foreclosed real estate of $61 million, which is primarily single family residential and CRE, had an average holding period of four months. NPAs as a percentage of loans and leases plus foreclosed property were 0.91% at December 31, 2013 compared with 1.33% at December 31, 2012.

Management expects NPAs to decline at a modest pace during the first quarter of 2014, assuming no significant economic deterioration during the quarter.

The following table presents the changes in NPAs during 2013 and 2012:

Table 21
Rollforward of NPAs

		Years Ended December 31,
		2013	2012

		(Dollars in millions)
	Balance at beginning of year	$1,536	$2,450
	New NPAs	1,583	2,449
	Advances and principal increases	177	161
	Disposals of foreclosed assets	(533)	(737)
	Disposals of NPLs (1)	(348)	(754)
	Charge-offs and losses	(511)	(1,002)
	Payments	(636)	(669)
	Transfers to performing status	(212)	(392)
	Other, net	(3)	30
	Balance at end of year	$1,053	$1,536

(1)	Includes charge-offs and losses recorded upon sale of $73 million and $219 million for the years ended December 31, 2013 and 2012, respectively.

The following tables summarize asset quality information for the past five years. As more fully described below, this information has been adjusted to exclude past due loans that are subject to FDIC loss sharing agreements and certain mortgage loans guaranteed by the government:

•	In accordance with regulatory reporting standards, covered loans that are contractually past due are reported as past due and still accruing based on the number of days past due. However, given the significant amount of acquired loans that are past due but still accruing due to the application of the expected cash flows method, BB&T has concluded that it is appropriate to adjust Table 22 to exclude covered loans in summarizing total loans 90 days or more past due and still accruing and total loans 30-89 days past due and still accruing.

•	BB&T has also concluded that the inclusion of covered loans in certain asset quality ratios summarized in Table 23 including “Loans 30-89 days past due and still accruing as a percentage of total loans and leases,” “Loans 90 days or more past due and still accruing as a percentage of total loans and leases,” “Nonperforming loans and leases as a percentage of total loans and leases” and certain other asset quality ratios that reflect NPAs in the numerator or denominator (or both) results in significant distortion to these ratios. In addition, because loan level charge-offs related to the acquired loans are not recognized in the financial statements until the cumulative amounts exceed the original loss projections on a pool basis, the net charge-off ratio for the acquired loans is not consistent with the net charge-off ratio for other loan portfolios. The inclusion of these loans in the asset quality ratios described above could result in a lack of comparability across quarters or years, and could negatively impact comparability with other portfolios that were not impacted by acquisition accounting. BB&T believes that the presentation of asset quality measures excluding covered loans and related amounts from both the numerator and denominator provides better perspective into underlying trends related to the quality of its loan portfolio. Accordingly, the asset quality measures in Table 23 present asset quality information both on a consolidated basis as well as excluding the covered assets and related amounts.

•	In addition, BB&T has excluded mortgage loans that are guaranteed by the government, primarily FHA/VA loans, from the asset quality metrics and ratios reflected on Tables 22 and 23, as these loans are recoverable through various government guarantees. In addition, BB&T has recorded on the balance sheet certain amounts related to delinquent GNMA loans serviced for others that BB&T has the option, but not the obligation, to repurchase and has effectively regained control. These amounts are also excluded from asset quality metrics as reimbursement of insured amounts is proceeding in accordance with investor guidelines. The amount of government guaranteed mortgage loans and GNMA loans serviced for others that have been excluded are noted in the footnotes to Table 22.

Table 22
Asset Quality (Excluding Covered Assets)

	December 31,
	2013		2012	2011	2010	2009

		(Dollars in millions)
Nonaccrual loans and leases:
Commercial		$527	$886	$1,352	$1,426	$1,651
Direct retail lending		109	132	142	191	197
Sales finance loans		5	7	7	6	7
Residential mortgage loans (1)		243	269	308	466	707
Other lending subsidiaries		51	86	63	60	96
Total nonaccrual loans and leases held for investment		935	1,380	1,872	2,149	2,658
Nonaccrual LHFS		―	―	―	521	5
Total nonaccrual loans and leases		935	1,380	1,872	2,670	2,663
Foreclosed real estate (2)		71	107	536	1,259	1,451
Other foreclosed property		47	49	42	42	58
Total NPAs (1)(2)		$1,053	$1,536	$2,450	$3,971	$4,172

Loans 90 days or more past due and still accruing:
Commercial	$	―	$1	$2	$20	$7
Direct retail lending		33	38	56	79	87
Sales finance loans		5	10	18	27	30
Revolving credit loans		10	16	17	20	25
Residential mortgage loans (3)(4)		69	92	104	143	150
Other lending subsidiaries		5	10	5	6	12
Total loans 90 days or more past due and still
accruing (3)(4)(5)		$122	$167	$202	$295	$311

Loans 30-89 days past due:
Commercial		$45	$56	$121	$315	$377
Direct retail lending		132	145	162	190	222
Sales finance loans		56	56	75	95	126
Revolving credit loans		23	23	22	28	32
Residential mortgage loans (6)(7)		463	498	479	532	600
Other lending subsidiaries		221	290	273	248	306
Total loans 30 - 89 days past due (6)(7)(8)		$940	$1,068	$1,132	$1,408	$1,663

(1)	Excludes nonaccrual mortgage loans that are government guaranteed totaling $55 million as of December 31, 2009. BB&T revised its nonaccrual policy related to FHA/VA guaranteed loans during 2010. The change in policy resulted in a decrease in nonaccrual mortgage loans and an increase in mortgage loans 90 days past due and still accruing of approximately $79 million.
(2)	Excludes covered foreclosed real estate totaling $121 million, $254 million, $378 million, $313 million and $160 million at December 31, 2013, 2012, 2011, 2010 and 2009, respectively.
(3)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase that are 90 days or more past due totaling $511 million, $517 million, $426 million, $425 million and $337 million at December 31, 2013, 2012, 2011, 2010 and 2009, respectively.
(4)	Excludes mortgage loans past due 90 days or more that are government guaranteed totaling $297 million, $254 million, $206 million, $153 million and $8 million at December 31, 2013, 2012, 2011, 2010 and 2009, respectively. Includes past due mortgage LHFS.
(5)	Excludes covered loans past due 90 days or more totaling $304 million, $442 million, $736 million, $1.1 billion and $1.4 billion at December 31, 2013, 2012, 2011, 2010 and 2009, respectively.
(6)	Excludes mortgage loans guaranteed by GNMA that BB&T does not have the obligation to repurchase that are past due 30-89 days totaling $4 million, $5 million, $7 million, $7 million and $10 million at December 31, 2013, 2012, 2011, 2010 and 2009, respectively.
(7)	Excludes mortgage loans past due 30-89 days that are government guaranteed totaling $96 million, $96 million, $91 million, $83 million and $23 million at December 31, 2013, 2012, 2011, 2010 and 2009, respectively. Includes past due mortgage LHFS.
(8)	Excludes covered loans past due 30-89 days totaling $88 million, $135 million, $222 million, $363 million and $391 million at December 31, 2013, 2012, 2011, 2010 and 2009, respectively.
62

Loans 90 days or more past due and still accruing interest excluding government guaranteed loans and covered loans, totaled $122 million at December 31, 2013, compared with $167 million at year-end 2012, a decline of 26.9%. Loans 30-89 days past due, excluding government guaranteed loans and covered loans, totaled $940 million at December 31, 2013, which was a decline of $128 million, or 12.0%, compared to year-end 2012. Excluding government guaranteed loans and covered loans, BB&T’s past due asset quality metrics are essentially at normalized levels.

Table 23
Asset Quality Ratios

	As Of / For The Years Ended December 31,
	2013		2012		2011		2010		2009
Asset Quality Ratios (including amounts related to
covered loans and covered foreclosed property):
Loans 30 - 89 days past due and still accruing as a
percentage of total loans and leases (1)(2)	0.88%		1.02%		1.22%		1.65%		1.93%
Loans 90 days or more past due and still accruing as a
percentage of total loans and leases (1)(2)	0.36		0.52		0.84		1.34		1.60
Nonperforming loans and leases as a percentage of total
loans and leases	0.80		1.17		1.68		2.49		2.51
NPAs as a percentage of:
Total assets	0.64		0.97		1.62		2.73		2.61
Loans and leases plus foreclosed property	1.00		1.51		2.52		3.94		4.02
Net charge-offs as a percentage of average loans
and leases (3)	0.67		1.14		1.57		2.41		1.74
ALLL as a percentage of loans and leases
held for investment	1.49		1.76		2.10		2.62		2.51
Ratio of ALLL to:
Net charge-offs (3)	2.19	x	1.56	x	1.36	x	1.07	x	1.47	x
Nonperforming loans and leases held for investment	1.85		1.46		1.21		1.26		0.98

Asset Quality Ratios (excluding amounts related to
covered loans and covered foreclosed property): (4)
Loans 30 - 89 days past due and still accruing as a
percentage of total loans and leases (1)(2)	0.82%		0.93%		1.06%		1.39%		1.69%
Loans 90 days or more past due and still accruing as a
percentage of total loans and leases (1)(2)	0.11		0.15		0.19		0.29		0.32
Nonperforming loans and leases as a percentage of total
loans and leases	0.81		1.20		1.76		2.64		2.71
NPAs as a percentage of:
Total assets	0.58		0.85		1.44		2.64		2.65
Loans and leases plus foreclosed property	0.91		1.33		2.29		3.88		4.18
Net charge-offs as a percentage of average loans
and leases (3)	0.67		1.15		1.59		2.59		1.79
ALLL as a percentage of loans and leases
held for investment	1.42		1.70		2.05		2.63		2.72
Ratio of ALLL to:
Net charge-offs (3)	2.09	x	1.50	x	1.32	x	1.01	x	1.47	x
Nonperforming loans and leases held for investment	1.73		1.37		1.13		1.19		0.98

(1)	Excludes mortgage loans guaranteed by GNMA. Refer to the footnotes of preceding table for related amounts.
(2)	Excludes mortgage loans guaranteed by the government. Refer to the footnotes of preceding table for related amounts.
(3)	Net charge-offs for 2011 and 2010 include $236 million and $695 million, respectively, related to BB&T’s NPA disposition strategy. In connection with this strategy, approximately $271 million and $1.9 billion of problem loans were transferred from loans held for investment to LHFS in 2011 and 2010, respectively. The disposition of all such loans was complete as of December 31, 2011.
(4)	These asset quality ratios have been adjusted to remove the impact of covered loans and covered foreclosed property. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios.

BB&T’s potential problem loans include loans on nonaccrual status or past due as disclosed in Table 22. In addition, for its commercial portfolio segment, loans that are rated special mention or substandard performing are closely monitored by management as potential problem loans. Refer to Note 3 “Loans and ACL” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to these potential problem loans.

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

BB&T’s performing TDRs, excluding government guaranteed mortgage loans, totaled $1.3 billion at December 31, 2013, essentially flat compared to the prior year. During 2012, a national bank regulatory agency issued guidance that requires certain loans, which have been discharged in bankruptcy and not reaffirmed by the borrower, to be accounted for as TDRs and possibly as nonperforming, regardless of their actual payment history and expected performance. In connection with the issuance of this guidance, BB&T classified $226 million and $44 million of performing and nonperforming loans, respectively, as TDRs during the fourth quarter of 2012. All loans subsequently discharged in bankruptcy have been evaluated and classified as performing or nonperforming TDRs based on an evaluation of historical and expected payment performance.

The following table provides a summary of performing TDR activity:

Table 24
Rollforward of Performing TDRs

	Years Ended December 31,
	2013	2012

	(Dollars in millions)
Balance at beginning of year	$1,327	$1,109
Inflows	489	417
Change in regulatory guidance	―	226
Payments and payoffs	(208)	(187)
Charge-offs	(41)	(36)
Transfers to nonperforming TDRs, net	(65)	(50)
Removal due to the passage of time	(108)	(109)
Non-concessionary re-modifications	(41)	(43)
Removed in connection with the sale of a consumer lending subsidiary	(24)	―
Balance at end of year	$1,329	$1,327

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

In connection with consumer loan TDRs, a NPL will be returned to accruing status when current as to principal and interest and upon a sustained historical repayment performance (generally a minimum of six months). The following table provides further details regarding the payment status of TDRs:

Table 25
TDRs

	December 31, 2013
			Past Due				Past Due
	Current Status		30-89 Days (1)				90 Days Or More (1)				Total

	(Dollars in millions)
Performing TDRs:
Commercial loans:
Commercial and industrial	$77	100.0%	$	―	―	%	$	―	―	%	$77
CRE - other	70	100.0		―	―			―	―		70
CRE - residential ADC	19	100.0		―	―			―	―		19
Direct retail lending	173	92.5		12	6.4			2	1.1		187
Sales finance	16	94.1		1	5.9			―	―		17
Revolving credit	40	83.3		5	10.4			3	6.3		48
Residential mortgage (2)	659	83.9		109	13.9			17	2.2		785
Other lending subsidiaries	109	86.5		17	13.5			―	―		126
Total performing TDRs (2)	1,163	87.5		144	10.8			22	1.7		1,329
Nonperforming TDRs (3)	76	39.4		16	8.3			101	52.3		193
Total TDRs (2)	$1,239	81.4		$160	10.5			$123	8.1		$1,522

(1)	Past due performing TDRs are included in past due disclosures.
(2)	Excludes residential mortgage TDRs that are government guaranteed totaling $379 million.
(3)	Nonperforming TDRs are included in nonaccrual loan disclosures.

ACL

Information related to BB&T’s ACL for the last five years is presented in the following table:

Table 26
Analysis of ACL

		December 31,
		2013	2012	2011	2010	2009

		(Dollars in millions)
	Beginning balance	$2,048	$2,285	$2,755	$2,672	$1,607
	Provision for credit losses (excluding covered loans)	587	1,044	1,119	2,494	2,811
	Provision for covered loans	5	13	71	144	―
	Charge-offs:
	Commercial (1)	(380)	(732)	(898)	(1,508)	(720)
	Direct retail lending	(148)	(224)	(276)	(338)	(349)
	Sales finance	(23)	(26)	(32)	(48)	(72)
	Revolving credit	(85)	(81)	(95)	(118)	(127)
	Residential mortgage (2)	(81)	(136)	(269)	(394)	(280)
	Other lending subsidiaries	(255)	(225)	(190)	(252)	(314)
	Covered loans	(19)	(34)	(66)	―	―
	Total charge-offs (1)(2)	(991)	(1,458)	(1,826)	(2,658)	(1,862)

	Recoveries:
	Commercial	98	71	71	37	21
	Direct retail lending	38	36	37	33	19
	Sales finance	9	10	9	9	9
	Revolving credit	17	18	19	16	12
	Residential mortgage	3	3	5	4	5
	Other lending subsidiaries	34	26	25	31	23
	Total recoveries	199	164	166	130	89
	Net charge-offs (1)(2)	(792)	(1,294)	(1,660)	(2,528)	(1,773)
	Other changes, net	(27)	―	―	(27)	27
	Ending balance	$1,821	$2,048	$2,285	$2,755	$2,672

	ALLL (excluding covered loans)	$1,618	$1,890	$2,107	$2,564	$2,600
	Allowance for covered loans	114	128	149	144	―
	RUFC	89	30	29	47	72
	Total ACL	$1,821	$2,048	$2,285	$2,755	$2,672

(1)	Includes charge-offs of $464 million in commercial loans and leases during 2010 in connection with BB&T's NPL disposition strategy.
(2)	Includes charge-offs of $87 million and $141 million in residential mortgage loans during 2011 and 2010, respectively, in connection with BB&T's NPL disposition strategy.

The ACL, which totaled $1.8 billion and $2.0 billion at December 31, 2013 and 2012, respectively, consists of the ALLL, which is presented separately on the Consolidated Balance Sheets, and the RUFC, which is included in other liabilities on the Consolidated Balance Sheets. The ALLL amounted to 1.49% of loans and leases held for investment at December 31, 2013 (or 1.42% excluding covered loans), compared to 1.76% (or 1.70% excluding covered loans) at December 31, 2012. The decline in the ALLL reflects continued improvement in credit quality as indicated by improving loss frequency and severity factors in most loan portfolios. The ratio of the ALLL to NPLs held for investment, excluding covered loans, was 1.73x at December 31, 2013 compared to 1.37x at December 31, 2012.

BB&T’s net charge-offs totaled $792 million for 2013, compared to $1.3 billion in 2012. Included in net charge-offs for 2013 and 2012 was $19 million and $34 million, respectively, of charge-offs related to covered loans. BB&T’s net charge-offs as a percentage of average loans and leases was 0.67% (and 0.67% excluding covered loans) for 2013, compared to 1.14% (or 1.15% excluding covered loans), in 2012. Net charge-offs decreased in most lending portfolios, including a 37.2% decrease in commercial and industrial, a 70.8% decrease in CRE – other and a 41.5% reduction in direct retail lending net charge-offs. Net charge-offs for the other lending subsidiaries portfolio increased 11.1%, primarily reflecting growth in the loan portfolio. Management expects that net charge-offs will remain slightly below the normalized range for net charge-offs (which ranges from 50 to 70 basis points).

Refer to Note 3 “Loans and ACL” in the “Notes to Consolidated Financial Statements” for additional disclosures.

The following table presents an estimated allocation of the ALLL at the end of each of the last five years. This allocation of the ALLL is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases. During 2013, the balance in the unallocated ALLL was allocated to the loan portfolio segments.

Table 27
Allocation of ALLL by Category

	December 31,
	2013		2012		2011		2010		2009
		% Loans		% Loans		% Loans		% Loans		% Loans
		in each		in each		in each		in each		in each
	Amount	category	Amount	category	Amount	category	Amount	category	Amount	category

	(Dollars in millions)
Balances at end of period applicable to:
Commercial	$679	44.1%	$774	44.5%	$1,053	45.7%	$1,536	47.1%	$1,574	48.2%
Direct retail lending	209	13.7	300	13.8	232	13.5	246	13.3	297	13.8
Sales finance	45	8.1	29	6.8	38	6.9	47	6.8	77	6.1
Revolving credit	115	2.1	102	2.0	112	2.1	109	2.1	127	1.9
Residential mortgage	331	21.3	328	21.2	365	19.2	298	17.0	131	14.9
Other lending subsidiaries	239	9.0	277	8.8	197	8.1	198	7.7	264	7.4
Covered	114	1.7	128	2.9	149	4.5	144	6.0	―	7.7
Unallocated	―	―	80	―	110	―	130	―	130	―
Total ALLL	1,732	100.0%	2,018	100.0%	2,256	100.0%	2,708	100.0%	2,600	100.0%
RUFC	89		30		29		47		72
Total ACL	$1,821		$2,048		$2,285		$2,755		$2,672

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

Total deposits were $127.5 billion at December 31, 2013, a decrease of $5.6 billion, or 4.2%, compared to year-end 2012. Noninterest-bearing deposits totaled $35.0 billion at December 31, 2013, an increase of $2.5 billion, or 7.8%, from December 31, 2012. The increase in noninterest-bearing deposits was broad based in nature, with increases in deposits from personal, business and public funds clients. Interest checking and money market and savings accounts decreased $1.5 billion, or 2.1%, compared to the prior year while certificates and other time deposits declined $6.7 billion, or 21.1%, during that same time period. For the year ended December 31, 2013, total deposits averaged $128.6 billion, an increase of $938 million, or 0.7%, compared to 2012. Management currently expects continued growth in client deposit balances during 2014.

The following table presents the composition of average deposits for the last five quarters:

Table 28
Composition of Average Deposits

	For the Three Months Ended
	12/31/13	9/30/13	6/30/13	3/31/13	12/31/12

	(Dollars in millions)
Noninterest-bearing deposits	$35,347	$34,244	$33,586	$32,518	$31,849
Interest checking	18,969	18,826	19,276	20,169	19,837
Money market and savings	49,298	48,676	48,140	48,431	47,965
Certificates and other time deposits	21,580	25,562	28,034	28,934	31,724
Foreign office deposits - interest-bearing	712	640	947	385	387
Total average deposits	$125,906	$127,948	$129,983	$130,437	$131,762

Average deposits for the fourth quarter of 2013 decreased $2.0 billion, or 6.3% on an annualized basis, compared to the third quarter. Deposit mix continued to improve during the quarter as average noninterest-bearing deposits grew $1.1 billion, while average certificates and other time deposits decreased $4.0 billion. Average noninterest-bearing deposits represented 28.1% of total average deposits for the fourth quarter compared to 26.8% for the prior quarter.

Growth in average noninterest-bearing deposits was broad-based, with increases in deposits related to commercial, public funds and personal accounts totaling $500 million, $347 million and $171 million, respectively. Average interest-checking and money market and savings accounts increased $765 million compared to the prior quarter, reflecting growth in personal, public funds and commercial accounts totaling $312 million, $254 million and $199 million, respectively. The decrease in average certificates and other time deposits was primarily driven by a $3.0 billion decline in non-client certificates of deposit. Average foreign office deposits increased $72 million compared to the prior quarter.

The cost of interest-bearing deposits was 0.28% for the fourth quarter, a decrease of three basis points compared to the prior quarter.

The following table provides information regarding the scheduled maturities of time deposits that are $100,000 and greater at December 31, 2013:

Table 29
Scheduled Maturities of Time Deposits $100,000 and Greater

December 31, 2013
(Dollars in millions)
Three months or less	$8,034
Over three through six months	1,415
Over six through twelve months	1,473
Over twelve months	3,251
Total	$14,173

Short-term Borrowings

BB&T also uses various types of short-term borrowings in meeting funding needs. While deposits remain the primary source for funding loan originations, management uses short-term borrowings as a supplementary funding source for loan growth and other balance sheet management purposes. Short-term borrowings were 2.5% of total funding on average in 2013 as compared to 1.9% in 2012. See Note 7 “Short-Term Borrowings” in the “Notes to Consolidated Financial Statements” herein for further disclosure. The types of short-term borrowings that have been, or may be, used by the Company include Federal funds purchased, securities sold under repurchase agreements, master notes, commercial paper and short-term bank notes. All securities sold under repurchase agreements are reflected as collateralized borrowings on the balance sheet. Short-term borrowings at the end of 2013 were $4.1 billion, an increase of $1.3 billion, or 44.5%, compared to year-end 2012. Average short-term borrowings totaled $4.5 billion during 2013 compared to $3.4 billion last year, an increase of 30.8%. The increase in the average balance during 2013 primarily reflects the managed reduction in non-client certificates of deposit.

The following table summarizes certain information for the past three years with respect to short-term borrowings:

Table 30
Short-Term Borrowings

	As Of / For The Years Ended December 31,
	2013	2012	2011

	(Dollars in millions)
Securities Sold Under Agreements to Repurchase:
Maximum outstanding at any month-end during the year	$1,537	$813	$1,176
Balance outstanding at end of year	463	514	619
Average outstanding during the year	662	651	956
Average interest rate during the year	0.25%	0.30%	0.73%
Average interest rate at end of year	0.28	0.33	0.31

Federal Funds Purchased and Short-Term Borrowed Funds:
Maximum outstanding at any month-end during the year	$4,722	$3,627	$9,350
Balance outstanding at end of year	3,675	2,350	2,947
Average outstanding during the year	3,797	2,757	4,233
Average interest rate during the year	0.13%	0.20%	0.10%
Average interest rate at end of year	0.09	0.19	0.17

Long-term Debt

Long-term debt provides funding and, to a lesser extent, regulatory capital. During 2013, long-term debt represented 10.6% of average total funding compared to 11.6% during 2012. At December 31, 2013, long-term debt totaled $21.5 billion, an increase of $2.4 billion compared to year-end 2012. The increase in long-term debt is primarily due to Branch Bank senior note issuances to obtain liquidity at attractive rates. The average cost of long-term debt was 3.03% in 2013, compared to 3.02% in 2012. See Note 9 “Long-Term Debt” in the “Notes to Consolidated Financial Statements” herein for further disclosure.

Exclusive of hedge basis adjustments, FHLB advances represented 37.7% of total outstanding long-term debt at December 31, 2013; senior notes of BB&T represented 30.5% of the year-end balance; subordinated notes of BB&T represented 10.1% of the year-end balance; senior notes of Branch Bank represented 14.7% of the year-end balance; and subordinated notes of Branch Bank represented 4.6% of the year-end balance. FHLB advances are cost-effective long-term funding sources that provide flexibility to structure the debt in a manner that aids in the management of interest rate risk and liquidity.

Effective January 28, 2014, BB&T issued $1.1 billion of senior notes with a combination of fixed and floating interest rates. These notes mature in 2019.

Shareholders’ Equity

Shareholders’ equity totaled $22.8 billion at December 31, 2013, an increase of $1.6 billion, or 7.5%, from year-end 2012. Book value per common share at December 31, 2013 was $28.52, compared to $27.21 at December 31, 2012.

The increase in shareholders’ equity during 2013 includes $487 million in net proceeds from the issuance of Tier 1 qualifying non-cumulative perpetual preferred stock. See Note 9 “Shareholders’ Equity” in the “Notes to Consolidated Financial Statements” herein for additional information. In addition, shareholders’ equity increased $915 million due to net income in excess of dividends declared, and $233 million as a result of the issuance of additional shares and other transactions in connection with equity-based compensation plans, the 401(k) plan and the dividend reinvestment plan. The net loss in AOCI increased $34 million, primarily due to a $640 million after-tax net decrease in the value of the AFS securities portfolio, partially offset by improvements of $411 million related to pensions and other post-retirement benefit plans and $175 million related to changes in unrealized net gains on cash flow hedges.

Tangible book value per common share at December 31, 2013 was $18.08 compared to $16.53 at December 31, 2012. As of December 31, 2013, measures of tangible capital were not required by the regulators and, therefore, were considered non-GAAP measures. Refer to the section titled “Capital” herein for a discussion of how BB&T calculates and uses these measures in the evaluation of the Company.

Risk Management

BB&T has defined and established an enterprise-wide risk culture that places an emphasis on effective risk management through a strong tone at the top by the Board of Directors and Executive Management, accountability at all levels of the organization, an effective challenge environment and incentives to encourage strong risk management behavior. The risk culture promotes judicious risk-taking and discourages rampant revenue generation without consideration of corresponding risks. It is part of BB&T’s mission statement that risk is managed to optimize the long-term return to shareholders, while providing a safe and sound investment. Risk management begins with the LOBs, and as such, BB&T has established clear expectations for the LOBs in regards to the identification, monitoring, reporting and response to current and emerging risks. Centrally, risk oversight is managed at the corporate level through oversight, policies and reporting.

The Board of Directors and Executive Management established BB&T’s risk culture and promoted appropriate risk-taking behaviors. It is the responsibility of senior leadership to clearly communicate the organizational values that support the desired risk culture, recognize and reward behavior that reflects the defined risk culture and monitor and assess the current risk culture of BB&T. Regardless of financial gain or loss, employees are held accountable if they do not follow the established risk management policies and procedures. BB&T’s risk culture encourages transparency and open dialogue between all levels in the performance of bank functions, such as the development, marketing and implementation of a product or service. An effective challenge environment is reflected in BB&T’s decision-making processes.

The Chief Risk Officer leads the RMO, which designs, organizes and manages BB&T’s risk framework. The RMO is responsible for ensuring effective risk management oversight, measurement, monitoring, reporting and consistency. The RMO has direct access to the Board of Directors and Executive Management to communicate any risk issues (identified or emerging) as well as the performance of the risk management activities throughout the Company. The principal types of inherent risk include regulatory, credit, liquidity, market, operational, reputation and strategic risks.

Compliance risk

Compliance risk is the risk to earnings, capital, or reputation arising from violations of, or noncompliance with, current and changing laws, regulations, supervisory guidance or regulatory expectations.

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

During January of 2014, approximately $8.3 billion of home equity loans were transferred from direct retail lending to residential mortgage.

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

Residential Mortgage Loan Portfolio

Branch Bank offers various types of fixed- and adjustable-rate loans for the purpose of constructing, purchasing or refinancing residential properties. BB&T primarily originates conforming mortgage loans and higher quality jumbo and construction-to-permanent loans for owner-occupied properties. Conforming loans are loans that are underwritten in accordance with the underwriting standards set forth by FNMA and FHLMC. They are generally collateralized by one-to-four-family residential real estate, typically have loan-to-collateral value ratios of 80% or less, and are made to borrowers in good credit standing.

Risks associated with the mortgage lending function include interest rate risk, which is mitigated through the sale of a substantial portion of conforming fixed-rate loans in the secondary mortgage market and an effective MSR hedging process. Borrower risk is lessened through rigorous underwriting procedures and mortgage insurance. The right to service the loans and receive servicing income is generally retained when conforming loans are sold. Management believes that the retention of mortgage servicing is a relationship driver in retail banking and a part of management’s strategy to establish profitable long-term customer relationships and offer high quality client service. BB&T also purchases residential mortgage loans from correspondent originators. The loans purchased from third-party originators are subject to the same underwriting and risk-management criteria as loans originated internally.

Other Lending Subsidiaries Portfolio

BB&T’s other lending subsidiaries portfolio consists of loans originated through six LOBs that provide specialty finance alternatives to consumers and businesses including: dealer-based financing of equipment for small businesses and consumers, commercial equipment leasing and finance, insurance premium finance, indirect nonprime automobile finance, and full-service commercial mortgage banking. BB&T offers these services to bank clients as well as nonbank clients within and outside BB&T’s primary geographic market area.

BB&T’s other lending subsidiaries adhere to the same overall underwriting approach as the commercial and consumer lending portfolio and also utilize automated credit scoring to assist with underwriting credit risk. The majority of these loans are relatively homogenous and no single loan is individually significant in terms of its size and potential risk of loss. The majority of the loans are secured by real estate, automobiles, equipment or unearned insurance premiums. As of December 31, 2013, included in the other lending subsidiaries portfolio are loans to nonprime borrowers of approximately $2.8 billion, or 2.4% of the total BB&T loan and lease portfolio.

Covered Loan Portfolio

BB&T has $2.0 billion of loans covered by loss sharing agreements with the FDIC, which are primarily CRE and residential mortgage loans. Refer to Note 3 “Loans and ACL” in the “Notes to Consolidated Financial Statements” in this report for additional disclosures related to BB&T’s covered loans.

Liquidity risk

Liquidity risk is the risk to ongoing operations arising from the inability to accommodate liability maturities or deposit withdrawals, fund asset growth, or meet contractual obligations when they come due. For additional information concerning BB&T’s management of liquidity risk, see the “Liquidity” section of “Management’s Discussion and Analysis” herein.

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

Market Risk Management

The effective management of market risk is essential to achieving BB&T’s strategic financial objectives. As a financial institution, BB&T’s most significant market risk exposure is interest rate risk in its balance sheet; however, market risk also includes product liquidity risk, price risk and volatility risk in BB&T’s LOBs. The primary objectives of market risk management are to minimize any adverse effect that changes in market risk factors may have on net interest income, net income and capital and to offset the risk of price changes for certain assets recorded at fair value. At BB&T, market risk management also includes the enterprise-wide IPV function.

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

The asset/liability management process is designed to achieve relatively stable NIM and assure liquidity by coordinating the volumes, maturities or repricing opportunities of earning assets, deposits and borrowed funds. Among other things, this process gives consideration to prepayment trends related to securities, loans and leases and certain deposits that have no stated maturity. Prepayment assumptions are developed using a combination of market data and internal historical prepayment experience for residential mortgage-related loans and securities, and internal historical prepayment experience for client deposits with no stated maturity and loans that are not residential mortgage related. These assumptions are subject to monthly back-testing, and are adjusted as deemed necessary to reflect changes in interest rates relative to the reference rate of the underlying assets or liabilities. On a monthly basis, BB&T evaluates the accuracy of its Simulation model, which includes an evaluation of its prepayment assumptions, to ensure that all significant assumptions inherent in the model appropriately reflect changes in the interest rate environment and related trends in prepayment activity. It is the responsibility of the MRLCC to determine and achieve the most appropriate volume and mix of earning assets and interest-bearing liabilities, as well as to ensure an adequate level of liquidity and capital, within the context of corporate performance goals. The MRLCC also sets policy guidelines and establishes long-term strategies with respect to interest rate risk exposure and liquidity. The MRLCC meets regularly to review BB&T’s interest rate risk and liquidity positions in relation to present and prospective market and business conditions, and adopts funding and balance sheet management strategies that are intended to ensure that the potential impacts on earnings and liquidity as a result of fluctuations in interest rates are within acceptable tolerance guidelines.

BB&T uses derivatives primarily to manage economic risk related to securities, commercial loans, MSRs and mortgage banking operations, long-term debt and other funding sources. BB&T also uses derivatives to facilitate transactions on behalf of its clients. As of December 31, 2013, BB&T had derivative financial instruments outstanding with notional amounts totaling $59.3 billion, with a net fair value of a loss of $106 million. See Note 18 “Derivative Financial Instruments” in the “Notes to Consolidated Financial Statements” herein for additional disclosures.

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

Table 31
Interest Sensitivity Simulation Analysis

Interest Rate Scenario				Annualized Hypothetical Percentage
Linear		Prime Rate		Change in Net Interest Income
Change in		December 31,		December 31,
Prime Rate		2013	2012	2013	2012
Up 200	bps	5.25%	5.25%	2.27%	3.16%
Up 100		4.25	4.25	1.35	2.04
No Change		3.25	3.25	―	―
Down 25		3.00	3.00	0.39	(0.13)

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

Table 32
Deposit Mix Sensitivity Analysis

				Results Assuming a Decrease in
	Increase in		Base Scenario	Noninterest Bearing Demand Deposits
	Rates		at December 31, 2013 (1)	$1 Billion	$5 Billion
	Up 200	bps	2.27%	2.01%	0.98%
	Up 100		1.35	1.19	0.56

(1)	The base scenario is equal to the annualized hypothetical percentage change in net interest income at December 31, 2013 as presented in the preceding table.

If rates increased 200 basis points, BB&T could absorb the loss of $8.8 billion, or 25.3%, of noninterest bearing demand deposits and replace them with managed rate deposits with a beta of 100% before becoming neutral to interest rate changes.

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

Table 33
EVE Simulation Analysis

				Hypothetical Percentage
		EVE/Assets		Change in EVE
Change in		December 31,		December 31,
Rates		2013	2012	2013	2012
Up 200	bps	10.3%	7.5%	(4.5)%	16.6%
Up 100		10.6	7.2	(1.4)	11.9
No Change		10.8	6.4	―	―
Down 25		10.8	6.2	(0.4)	(4.1)

Market Risk from Trading Activities

BB&T also manages market risk from trading activities which consists of acting as a financial intermediary to provide its customers access to derivatives, foreign exchange and securities markets. Trading market risk is managed through the use of statistical and non-statistical risk measures and limits. BB&T utilizes a historical VaR methodology to measure and aggregate risks across its covered trading LOBs. This methodology uses two years of historical data to estimate economic outcomes for a one-day time horizon at a 99% confidence level. The average 99% one-day VaR and the maximum daily VaR for the year ended December 31, 2013 were less than $1 million. For the year ended December 31, 2012, the average 99% one-day VaR was less than $1 million and the maximum daily VaR was approximately $3 million. Market risk disclosures under Basel II.5 are available in the Additional Disclosures section of the Investor Relations site on www.bbt.com/about.

Liquidity

Liquidity represents the continuing ability to meet funding needs, including deposit withdrawals, timely repayment of borrowings and other liabilities, and funding of loan commitments. In addition to the level of liquid assets, such as cash, cash equivalents and AFS securities, many other factors affect the ability to meet liquidity needs, including access to a variety of funding sources, maintaining borrowing capacity in national money markets, growing core deposits, the repayment of loans and the ability to securitize or package loans for sale. BB&T monitors key liquidity metrics at both the Parent Company and Branch Bank.

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

The primary source of funds used for Parent Company cash requirements was dividends received from subsidiaries, which totaled $1.3 billion during 2013. In addition, the Parent Company issued $1.0 billion of senior notes and repaid $500 million of maturing long-term debt. Funds raised through master note agreements with commercial clients are placed in a note receivable at Branch Bank primarily for its use in meeting short-term funding needs and, to a lesser extent, to support the short-term temporary cash needs of the Parent Company. At December 31, 2013 and 2012, master note balances totaled $24 million and $37 million, respectively.

Liquidity at the Parent Company is more susceptible to market disruptions. BB&T prudently manages cash levels at the Parent Company to cover a minimum of one year of projected contractual cash outflows which includes unfunded external commitments, debt service, preferred dividends and scheduled debt maturities without the benefit of any new cash infusions. Generally, BB&T maintains a significant buffer above the projected one year of contractual cash outflows. In determining the buffer, BB&T considers cash for common dividends, unfunded commitments to affiliates, being a source of strength to its banking subsidiaries, and being able to withstand sustained market disruptions which may limit access to the capital markets. As of December 31, 2013 and December 31, 2012, the Parent Company had 27 months and 35 months, respectively, of cash on hand to satisfy projected contractual cash outflows as described above.

Branch Bank

BB&T carefully manages liquidity risk at Branch Bank. Branch Bank’s primary source of funding is customer deposits. Continued access to customer deposits is highly dependent on the confidence the public has in the stability of the bank and its ability to return funds to the client when requested. BB&T maintains a strong focus on its reputation in the market to ensure continued access to client deposits. BB&T integrates its risk appetite into its overall risk management framework to ensure the bank does not exceed its risk tolerance through its lending and other risk taking functions and thus risk becoming undercapitalized. BB&T believes that sufficient capital is paramount to maintaining the confidence of its depositors and other funds providers. BB&T has extensive capital management processes in place to ensure it maintains sufficient capital to absorb losses and maintain a highly capitalized position that will instill confidence in the bank and allow continued access to deposits and other funding sources. Branch Bank monitors many liquidity metrics at the bank including funding concentrations, diversification, maturity distribution, contingent funding needs and ability to meet liquidity requirements under times of stress.

Branch Bank has several major sources of funding to meet its liquidity requirements, including access to capital markets through issuance of senior or subordinated bank notes and institutional CDs, access to the FHLB system, dealer repurchase agreements and repurchase agreements with commercial clients, access to the overnight and term Federal funds markets, use of a Cayman branch facility, access to retail brokered CDs and a borrower in custody program with the FRB for the discount window. As of December 31, 2013, BB&T has approximately $57.3 billion of secured borrowing capacity, which represents approximately 357% of one year wholesale funding maturities.

BB&T also monitors the ability to meet customer demand for funds under both normal and stressed market conditions. In considering its liquidity position, management evaluates BB&T’s funding mix based on client core funding, client rate-sensitive funding and non-client rate-sensitive funding. In addition, management also evaluates exposure to rate-sensitive funding sources that mature in one year or less. Management also measures liquidity needs against 30 days of stressed cash outflows for Branch Bank. To ensure a strong liquidity position, management maintains a liquid asset buffer of cash on hand and highly liquid unpledged securities. The Company has established a policy that the liquid asset buffer would be a minimum of 5% of total assets, but intends to maintain the ratio well in excess of this level. As of December 31, 2013 and December 31, 2012, BB&T’s liquid asset buffer was 14.6% and 11.1%, respectively, of total assets.

The ability to raise funding at competitive prices is affected by the rating agencies’ views of the Parent Company’s and Branch Bank’s credit quality, liquidity, capital and earnings. Management meets with the rating agencies on a regular basis to discuss current outlooks. The ratings for BB&T and Branch Bank by the four major rating agencies are detailed in the table below:

Table 34
Credit Ratings of BB&T Corporation and Branch Bank
December 31, 2013

	S&P	Moody's	Fitch	DBRS
BB&T Corporation:
Commercial Paper	A-2	P-1	F1	R-1(low)
Issuer	A-	A2	A+	A(high)
LT/Senior debt	A-	A2	A+	A(high)
Subordinated debt	BBB+	A3	A	A

Branch Bank:
Bank financial strength	N/A	B-	a+	N/A
Long term deposits	N/A	A1	AA-	AA(low)
LT/Senior unsecured bank notes	A	A1	A+	AA(low)
Other long term senior obligations	A	A1	A+	AA(low)
Other short term senior obligations	A-1	P-1	F1	R-1(middle)
Short term bank notes	A-1	P-1	F1	R-1(middle)
Short term deposits	N/A	P-1	F1+	R-1(middle)
Subordinated bank notes	A-	A2	A	A(high)

Ratings Outlook:
Credit Trend	Negative	Negative	Stable	Stable

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

Management believes current sources of liquidity are adequate to meet BB&T’s current requirements and plans for continued growth. See Note 4 “Premises and Equipment,” Note 9 “Long-Term Debt” and Note 14 “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements” for additional information regarding outstanding balances of sources of liquidity and contractual commitments and obligations.

Contractual Obligations, Commitments, Contingent Liabilities, Off-Balance Sheet Arrangements, And Related Party Transactions

The following table presents, as of December 31, 2013, BB&T’s contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities. Further discussion of the nature of each obligation is included in Note 14 “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements.”

Table 35
Contractual Obligations and Other Commitments
December 31, 2013

			Less than	1 to 3	3 to 5	After 5
		Total	One Year	Years	Years	Years

		(Dollars in millions)
	Long-term debt	$21,210	$2,143	$7,293	$4,629	$7,145
	Operating leases	1,508	214	383	297	614
	Commitments to fund affordable housing investments	464	291	153	13	7
	Private equity commitments (1)	245	45	139	56	5
	Time deposits	24,983	16,775	6,810	1,398	―
	Contractual interest payments (2)	4,014	836	1,331	798	1,049
	Total contractual cash obligations	$52,424	$20,304	$16,109	$7,191	$8,820

(1)	Maturities are based on estimated payment dates.
(2)	Includes accrued interest, future contractual interest obligations and the impact of hedges used to manage interest rate risk. Variable rate payments are based upon the rate in effect at December 31, 2013.

BB&T’s significant commitments include investments in affordable housing and historic building rehabilitation projects throughout its market area and private equity funds. Refer to Note 1 “Summary of Significant Accounting Policies” and to Note 14 “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements” for further discussion of these commitments.

In addition, BB&T enters into derivative contracts to manage various financial risks. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. Derivative contracts are carried at fair value on the Consolidated Balance Sheets with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Derivative contracts are written in amounts referred to as notional amounts, which only provide the basis for calculating payments between counterparties and are not a measure of financial risk. Therefore, the derivative liabilities recorded on the balance sheet as of December 31, 2013 do not represent the amounts that may ultimately be paid under these contracts. Further discussion of derivative instruments is included in Note 1 “Summary of Significant Accounting Policies” and Note 18 “Derivative Financial Instruments” in the “Notes to Consolidated Financial Statements.”

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

In the normal course of business, BB&T is also a party to financial instruments to meet the financing needs of clients and to mitigate exposure to interest rate risk. Such financial instruments include commitments to extend credit and certain contractual agreements, including standby letters of credit and financial guarantee arrangements. Further discussion of BB&T’s commitments is included in Note 14 “Commitments and Contingencies” and Note 17 “Fair Value Disclosures” in the “Notes to Consolidated Financial Statements.”

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

Management regularly monitors the capital position of BB&T on both a consolidated and bank level basis. In this regard, management’s overriding policy is to maintain capital at levels that are in excess of the operating capital guidelines, which are above the regulatory “well capitalized” levels. Management has implemented stressed capital ratio minimum guidelines to evaluate whether capital ratios calculated with planned capital actions are likely to remain above minimums specified by the FRB for the annual CCAR. Breaches of stressed minimum guidelines prompt a review of the planned capital actions included in BB&T’s capital plan.

Table 36
BB&T's Internal Capital Guidelines Prior to Basel III
	Operating	Stressed
Tier 1 Capital Ratio	10.0%	7.5%
Total Capital Ratio	12.0	9.5
Tier 1 Leverage Capital Ratio	7.0	5.0
Tangible Capital Ratio	6.0	4.0
Tier 1 Common Equity Ratio	8.5	6.0

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

The capital of BB&T’s subsidiaries is regularly monitored to determine if the levels that management believes are the most beneficial and efficient for their operations are maintained. Management intends to maintain capital at Branch Bank at levels that will result in classification as “well-capitalized” for regulatory purposes. Secondarily, it is management’s intent to maintain Branch Bank’s capital at levels that result in regulatory risk-based capital ratios that are generally comparable with peers of similar size, complexity and risk profile. If the capital levels of Branch Bank increase above these guidelines, excess capital may be transferred to the Parent Company, subject to regulatory and other operating considerations, in the form of special dividend payments.

While nonrecurring events or management decisions may result in the Company temporarily falling below its operating minimum guidelines for one or more of these ratios, it is management’s intent through capital planning to return to these targeted operating minimums within a reasonable period of time. Such temporary decreases below the operating minimums shown above are not considered an infringement of BB&T’s overall capital policy provided a return above the minimums is forecast to occur within a reasonable time period.

On March 14, 2013, the FRB informed BB&T that it objected to certain qualitative elements of its capital plan. BB&T resubmitted its plan on June 11, 2013. On August 23, 2013, BB&T announced that the FRB did not object to the Company’s revised plan.

Risk-based capital ratios, which include Tier 1 Capital, Total Capital and Tier 1 Common Equity, are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets.

BB&T’s Tier 1 common equity ratio was 9.9% at December 31, 2013 compared to 9.0% at December 31, 2012. The increase in regulatory capital was primarily due to strong capital generation during 2013.

BB&T regularly performs stress testing on its capital levels and is required to periodically submit the company’s capital plans to the banking regulators. Management’s capital deployment plan in order of preference is to focus on organic growth, dividends, strategic opportunities and share repurchases.

Table 37
Capital Ratios

	December 31,
	2013	2012

	(Dollars in millions)
Risk-based:
Tier 1 (1)	11.8%	10.5%
Total (1)	14.3	13.4
Leverage capital	9.3	8.2

Non-GAAP capital measures (2)
Tangible common equity as a percentage of tangible assets	7.3%	6.5%
Tier 1 common equity as a percentage of risk-weighted assets (1)	9.9	9.0
Tangible common equity (book value) per common share (3)	$18.08	$16.53

Calculations of tangible common equity, Tier 1 common equity and tangible assets (2):
Total shareholders' equity	$22,809	$21,223
Less:
Preferred stock	2,603	2,116
Noncontrolling interests	50	65
Intangible assets	7,383	7,477
Tangible common equity	12,773	11,565
Add:
Regulatory adjustments	698	692
Tier 1 common equity (Basel I)	$13,471	$12,257

Total assets	$183,010	$184,499
Less:
Intangible assets	7,383	7,477
Tangible assets (3)	$175,627	$177,022

Total risk-weighted assets (1)	$136,489	$136,367
Common shares outstanding at end of period (in thousands)	706,620	699,728

(1)	Tier 1 capital, total capital and Tier 1 common equity ratios as of December 31, 2012 were previously reported on BB&T’s December 31, 2012 Form 10-K as 11.0%, 13.9% and 9.3%, respectively. Risk-weighted assets as of December 31, 2012 was previously reported on BB&T’s December 31, 2012 Form 10-K as $131.1 billion.
(2)	Tangible common equity, Tier 1 common equity and related ratios are non-GAAP measures. Management uses these measures to assess the quality of capital and believes that investors may find them useful in their analysis of the Company. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies.
(3)	During 2013, the calculation of tangible book value per common share was revised to be based on tangible common equity whereas this calculation was previously based upon Tier 1 common equity. In addition, the calculation of tangible assets was revised to no longer include deferred taxes on intangible assets. Previously presented information has been revised to conform to the current presentation.

BB&T’s estimated common equity Tier 1 ratio under Basel III, on a fully phased-in basis, was approximately 9.6% at December 31, 2013 based on management’s interpretation of the final rules adopted by the FRB on July 2, 2013, which established a new comprehensive capital framework for U.S. banking organizations. The minimum required common equity Tier 1 ratio, including the capital conservation buffer, will gradually increase from 4.5% on January 1, 2015 to 7.0% on January 1, 2019. The following table presents the calculation of the Tier 1 common equity ratio under the U.S. Basel III guidelines:

Table 38
Basel III Capital Ratios (1)

		December 31, 2013

		(Dollars in millions)
	Tier 1 common equity under Basel I definition	$13,471
	Net impact of differences between Basel I and Basel III definitions	98
	Tier 1 common equity under Basel III definition	$13,569
	Risk-weighted assets under Basel III definition	$141,962
	Common equity Tier 1 ratio under Basel III	9.6%

(1)	Regulatory capital information is preliminary. The Basel III amounts and related common equity Tier 1 ratio reflects management's interpretation of the regulatory requirements on a fully phased-in basis and is subject to change.

Table 39
Quarterly Financial Summary―Unaudited

		2013				2012
		Fourth	Third	Second	First	Fourth	Third	Second	First
		Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

		(Dollars in millions, except per share data)
Consolidated Summary of Operations:
	Interest income	$1,566	$1,639	$1,643	$1,659	$1,726	$1,720	$1,728	$1,743
	Interest expense	204	222	228	237	250	237	266	307
	Provision for credit losses	60	92	168	272	252	244	273	288
	Securities gains (losses), net	5	-	23	23	―	(1)	(2)	(9)
	Other noninterest income	980	905	1,023	978	1,020	964	968	880
	Noninterest expense	1,456	1,471	1,496	1,414	1,488	1,529	1,426	1,385
	Provision for income taxes (1)	243	450	221	481	207	177	191	189
	Net income (1)	588	309	576	256	549	496	538	445
	Noncontrolling interest	14	4	16	16	13	2	20	14
	Preferred stock dividends	37	37	13	30	30	25	8	―
	Net income available to common
	shareholders (1)	$537	$268	$547	$210	$506	$469	$510	$431
	Basic EPS (1)	$0.76	$0.38	$0.78	$0.30	$0.72	$0.67	$0.73	$0.62
	Diluted EPS (1)	$0.75	$0.37	$0.77	$0.29	$0.71	$0.66	$0.72	$0.61

Selected Average Balances:
	Assets	$179,534	$181,021	$182,508	$182,013	$182,807	$179,845	$177,383	$174,439
	Securities, at amortized cost	37,022	36,547	36,719	36,801	36,383	35,260	37,114	36,589
	Loans and leases (2)	117,001	118,265	117,852	116,981	117,103	115,609	111,760	110,403
	Total earning assets	156,045	156,985	157,197	156,620	156,863	153,918	152,385	150,494
	Deposits	125,906	127,948	129,983	130,437	131,762	128,695	125,348	124,606
	Short-term borrowings	3,865	4,637	5,118	4,217	3,340	3,478	3,362	3,452
	Long-term debt	20,756	19,447	18,287	18,690	18,689	19,682	22,544	21,720
	Total interest-bearing liabilities	115,180	117,788	119,802	120,826	121,942	121,865	123,611	123,605
	Shareholders' equity	22,305	22,139	21,789	21,315	21,188	20,125	18,737	17,829

(1)	Results for the first and third quarters of 2013 include tax adjustments of $281 million and $235 million, respectively.
(2)	Loans and leases are net of unearned income and include LHFS.

Fourth Quarter Results

Consolidated net income available to common shareholders for the fourth quarter of 2013 totaling $537 million was up 6.1% compared to $506 million earned during the same period in 2012. On a diluted per common share basis, earnings for the fourth quarter of 2013 were $0.75, up 5.6% compared to $0.71 for the same period in 2012. BB&T’s results of operations for the fourth quarter of 2013 produced an annualized return on average assets of 1.30% and an annualized return on average common shareholders’ equity of 10.85% compared to prior year ratios of 1.19% and 10.51%, respectively.

Total FTE revenues were $2.4 billion for the fourth quarter of 2013, down $151 million compared to the fourth quarter of 2012. The decrease in total revenues included a $116 million decline in FTE net interest income, primarily driven by lower yields on new loans and the sale of a consumer lending subsidiary during October 2013. NIM was 3.56%, down 28 basis points compared to the fourth quarter of 2012, which reflects covered loan run-off and lower yields on new loans and securities partially offset by lower funding costs. Noninterest income decreased $35 million, primarily attributable to a $131 million decline in mortgage banking income, partially offset by a $31 million gain on the sale of a consumer lending subsidiary, a $22 million improvement in FDIC loss share income and other smaller increases.

Noninterest expense was $1.5 billion for the fourth quarter of 2013, a decrease of $32 million, or 2.2%, compared to the fourth quarter of 2012. The decrease in noninterest expense was primarily due to a $37 million decline in foreclosed property expense.

The provision for credit losses, excluding covered loans, for the fourth quarter of 2013 totaled $71 million, a decline of $185 million from the fourth quarter of 2012, as a result of continued improvement in credit quality. Net charge-offs, excluding covered loans, for the fourth quarter of 2013 were $154 million lower than the fourth quarter of 2012 reflecting improved credit quality. NPAs declined $483 million, or 31.4% compared to the fourth quarter of 2012.

The provision for income taxes was $243 million for the fourth quarter of 2013 compared to $207 million for the fourth quarter of 2012. The effective tax rate for the fourth quarter of 2013 was 29.2% compared to 27.4% for the prior year’s fourth quarter. The increase in the effective tax rate was primarily due to higher levels of pre-tax earnings relative to permanent tax differences in 2013 compared to 2012.

Non-GAAP Information

Certain amounts have been presented that exclude the effect of the $516 million of adjustments for uncertain income tax positions that were recognized during 2013. BB&T believes these adjusted measures are meaningful as excluding the adjustments increases the comparability of certain period-to-period results. The following table reconciles these adjusted measures to their corresponding GAAP amount:

Table 40
Non-GAAP Reconciliations

Year Ended December 31, 2013	As Reported	Tax Adjustments	Excluding Tax Adjustments

	(Dollars in millions, except per share data)
Net income available to common shareholders	$1,562	$516	$2,078
Weighted average number of diluted common shares (thousands)	714,363		714,363
Diluted EPS	$2.19		$2.91

Net income	$1,729	$516	$2,245
Average assets	181,262	296	181,558
Return on average assets	0.95%		1.24%

Net income available to common shareholders	$1,562	$516	$2,078
Average common shareholders' equity	19,397	296	19,693
Return on average common shareholders' equity	8.06%		10.55%

Income before income taxes	$3,124		$3,124
Provision for income taxes	1,395	$(516)	879
Effective tax rate	44.7%		28.1%

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework), commonly referred to as the “COSO” criteria. Based on this evaluation under the COSO criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2013.

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

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2013 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of BB&T Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of BB&T Corporation and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

February 26, 2014

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012
(Dollars in millions, except per share data, shares in thousands)

	2013	2012
Assets
Cash and due from banks	$1,565	$1,975
Interest-bearing deposits with banks	452	942
Federal funds sold and securities purchased under resale agreements or similar
arrangements	148	122
Restricted cash	422	750
Trading securities at fair value	381	497
AFS securities at fair value ($1,393 and $1,591 covered by FDIC loss
share at December 31, 2013 and December 31, 2012, respectively)	22,104	25,137
HTM securities (fair value of $17,530 and $13,848 at December 31, 2013
and December 31, 2012, respectively)	18,101	13,594
LHFS at fair value	1,222	3,761
Loans and leases ($2,035 and $3,294 covered by FDIC loss share at December 31,
2013 and December 31, 2012, respectively)	115,917	114,603
ALLL	(1,732)	(2,018)
Loans and leases, net of ALLL	114,185	112,585

Premises and equipment	1,869	1,888
Goodwill	6,814	6,804
Core deposit and other intangible assets	569	673
Residential MSRs at fair value	1,047	627
Other assets ($163 and $297 of foreclosed property and other assets covered by FDIC
loss share at December 31, 2013 and December 31, 2012, respectively)	14,131	15,144
Total assets	$183,010	$184,499

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$34,972	$32,452
Interest-bearing deposits	92,503	100,623
Total deposits	127,475	133,075

Short-term borrowings	4,138	2,864
Long-term debt	21,493	19,114
Accounts payable and other liabilities	7,095	8,223
Total liabilities	160,201	163,276

Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $5 par, liquidation preference of $25,000 per share	2,603	2,116
Common stock, $5 par	3,533	3,499
Additional paid-in capital	6,172	5,973
Retained earnings	11,044	10,129
AOCI, net of deferred income taxes	(593)	(559)
Noncontrolling interests	50	65
Total shareholders’ equity	22,809	21,223
Total liabilities and shareholders’ equity	$183,010	$184,499

Common shares outstanding	706,620	699,728
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	107	87
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2013, 2012 and 2011
(Dollars in millions, except per share data, shares in thousands)

	2013	2012	2011
Interest Income
Interest and fees on loans and leases	$5,603	$5,980	$6,119
Interest and dividends on securities	871	907	747
Interest on other earning assets	33	30	19
Total interest income	6,507	6,917	6,885
Interest Expense
Interest on deposits	301	429	610
Interest on short-term borrowings	6	7	11
Interest on long-term debt	584	624	757
Total interest expense	891	1,060	1,378
Net Interest Income	5,616	5,857	5,507
Provision for credit losses	592	1,057	1,190
Net Interest Income After Provision for Credit Losses	5,024	4,800	4,317
Noninterest Income
Insurance income	1,517	1,359	1,044
Service charges on deposits	584	566	563
Mortgage banking income	565	840	436
Investment banking and brokerage fees and commissions	383	365	333
Bankcard fees and merchant discounts	256	236	204
Trust and investment advisory revenues	200	184	173
Checkcard fees	199	185	271
Income from bank-owned life insurance	113	116	122
FDIC loss share income, net	(293)	(318)	(289)
Other income	362	299	194
Securities gains (losses), net
Realized gains (losses), net	51	(3)	174
OTTI charges	―	(5)	(22)
Non-credit portion recognized in OCI	―	(4)	(90)
Total securities gains (losses), net	51	(12)	62
Total noninterest income	3,937	3,820	3,113
Noninterest Expense
Personnel expense	3,293	3,125	2,727
Occupancy and equipment expense	692	650	616
Loan-related expense	255	283	227
Professional services	189	156	174
Software expense	158	138	118
Regulatory charges	143	159	212
Amortization of intangibles	106	110	99
Foreclosed property expense	55	266	802
Merger-related and restructuring charges, net	46	68	16
Other expense	900	873	811
Total noninterest expense	5,837	5,828	5,802
Earnings
Income before income taxes	3,124	2,792	1,628
Provision for income taxes	1,395	764	296
Net income	1,729	2,028	1,332
Noncontrolling interests	50	49	43
Dividends on preferred stock	117	63	―
Net income available to common shareholders	$1,562	$1,916	$1,289
EPS
Basic	$2.22	$2.74	$1.85
Diluted	$2.19	$2.70	$1.83
Cash dividends declared	$0.92	$0.80	$0.65
Weighted Average Shares Outstanding
Basic	703,042	698,739	696,532
Diluted	714,363	708,877	705,168

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2013, 2012 and 2011
(Dollars in millions)

	2013	2012	2011
Net Income	$1,729	$2,028	$1,332
OCI, Net of Tax:
Change in unrecognized pension and postretirement amounts	411	(111)	(235)
Change in unrecognized gains (losses) on cash flow hedges	175	(14)	(112)
Unrealized net holding gains (losses) arising during the period on AFS securities	(640)	327	437
Change in amounts attributable to the FDIC under loss share agreements	21	(61)	(19)
Other, net	(1)	13	(37)
Total OCI	(34)	154	34
Total comprehensive income	$1,695	$2,182	$1,366

Income Tax Effect of Items Included in OCI:
Change in unrecognized pension and postretirement amounts	$252	$(70)	$(143)
Change in unrecognized gains (losses) on cash flow hedges	106	(9)	(67)
Unrealized net holding gains (losses) arising during the period on AFS securities	(384)	200	261
Change in amounts attributable to the FDIC under loss share agreements	14	(38)	(11)
Other, net	2	6	(21)

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2013, 2012 and 2011
(Dollars in millions, except per share data, shares in thousands)

	Shares of Common Stock	Preferred Stock		Common Stock	Additional Paid-In Capital	Retained Earnings	AOCI	Noncontrolling Interests	Total Shareholders' Equity
Balance, January 1, 2011	694,381	$	―	$3,472	$5,776	$7,935	$(747)	$62	$16,498
Add (Deduct):
Net income	―		―	―	―	1,289	―	43	1,332
Net change in OCI	―		―	―	―	―	34	―	34
Stock transactions:
In purchase acquisitions	26		―	―	1	―	―	―	1
In connection with equity awards	1,963		―	10	(9)	―	―	―	1
Shares repurchased in connection
with equity awards	(651)		―	(3)	(15)	―	―	―	(18)
In connection with dividend
reinvestment plan	586		―	3	13	―	―	―	16
In connection with 401(k) plan	838		―	4	19	―	―	―	23
Cash dividends declared on common stock	―		―	―	―	(453)	―	―	(453)
Equity-based compensation expense	―		―	―	98	―	―	―	98
Other, net	―		―	―	(10)	1	―	(43)	(52)
Balance, December 31, 2011	697,143	$	―	$3,486	$5,873	$8,772	$(713)	$62	$17,480
Add (Deduct):
Net income	―		―	―	―	1,979	―	49	2,028
Net change in OCI	―		―	―	―	―	154	―	154
Stock transactions:
In purchase acquisitions	28		―	―	1	―	―	―	1
In connection with equity awards	3,147		―	16	17	―	―	―	33
Shares repurchased in connection
with equity awards	(590)		―	(3)	(15)	―	―	―	(18)
In connection with preferred stock
offerings	―		2,116	―	―	―	―	―	2,116
Cash dividends declared on common stock	―		―	―	―	(559)	―	―	(559)
Cash dividends declared on preferred stock	―		―	―	―	(63)	―	―	(63)
Equity-based compensation expense	―		―	―	97	―	―	―	97
Other, net	―		―	―	―	―	―	(46)	(46)
Balance, December 31, 2012	699,728		$2,116	$3,499	$5,973	$10,129	$(559)	$65	$21,223
Add (Deduct):
Net income	―		―	―	―	1,679	―	50	1,729
Net change in OCI	―		―	―	―	―	(34)	―	(34)
Stock transactions:
In connection with equity awards	6,257		―	31	74	―	―	―	105
Shares repurchased in connection
with equity awards	(879)		―	(4)	(23)	―	―	―	(27)
In connection with dividend
reinvestment plan	656		―	3	19	―	―	―	22
In connection with 401(k) plan	858		―	4	25	―	―	―	29
In connection with preferred stock
offering	―		487	―	―	―	―	―	487
Cash dividends declared on common stock	―		―	―	―	(647)	―	―	(647)
Cash dividends declared on preferred stock	―		―	―	―	(117)	―	―	(117)
Equity-based compensation expense	―		―	―	96	―	―	―	96
Other, net	―		―	―	8	―	―	(65)	(57)
Balance, December 31, 2013	706,620		$2,603	$3,533	$6,172	$11,044	$(593)	$50	$22,809

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2013, 2012 and 2011
(Dollars in millions)

	2013	2012	2011
Cash Flows From Operating Activities:
Net income	$1,729	$2,028	$1,332
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	592	1,057	1,190
Adjustment to income tax provision	516	―	―
Depreciation	315	281	264
Amortization of intangibles	106	110	99
Deferred tax expense	288	419	185
Equity-based compensation	96	97	98
(Gain) loss on securities, net	(51)	12	(62)
Net write-downs/losses on foreclosed property	28	168	655
Net change in operating assets and liabilities:
LHFS	2,445	(433)	(583)
FDIC loss share receivable/payable	365	590	869
Other assets	(273)	(800)	(240)
Accounts payable and other liabilities	(812)	346	572
Other, net	(5)	(161)	(103)
Net cash from operating activities	5,339	3,714	4,276

Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	2,209	303	4,006
Proceeds from maturities, calls and paydowns of AFS securities	6,214	4,396	3,271
Purchases of AFS securities	(6,463)	(7,026)	(13,926)
Proceeds from maturities, calls and paydowns of HTM securities	2,863	5,536	1,828
Purchases of HTM securities	(7,399)	(5,055)	(7,578)
Originations and purchases of loans and leases, net of principal collected	(3,077)	(6,651)	(6,240)
Net cash from divestitures	522	―	―
Net cash from business combinations	(6)	675	(86)
Proceeds from sales of foreclosed property	394	799	1,017
Other, net	503	(24)	(299)
Net cash from investing activities	(4,240)	(7,047)	(18,007)

Cash Flows From Financing Activities:
Net change in deposits	(5,600)	4,676	17,799
Net change in short-term borrowings	1,274	(702)	(2,107)
Proceeds from issuance of long-term debt	4,164	2,327	2,010
Repayment of long-term debt	(1,634)	(5,112)	(2,190)
Net proceeds from preferred stock issued	487	2,116	―
Cash dividends paid on common stock	(765)	(531)	(446)
Cash dividends paid on preferred stock	(147)	(33)	―
Other, net	248	55	154
Net cash from financing activities	(1,973)	2,796	15,220
Net Change in Cash and Cash Equivalents	(874)	(537)	1,489
Cash and Cash Equivalents at Beginning of Period	3,039	3,576	2,087
Cash and Cash Equivalents at End of Period	$2,165	$3,039	$3,576

Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the period for:
Interest	$918	$1,120	$1,404
Income taxes	677	347	(82)
Noncash investing and financing activities:
Transfer of AFS securities to HTM securities	―	1	8,341
Transfers of loans to foreclosed assets	609	770	1,359
Transfers of loans held for investment to LHFS	―	―	226

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. Summary of Significant Accounting Policies

General

See the Glossary of Defined Terms at the beginning of this Report for terms used throughout the consolidated financial statements and related notes of this Form 10-K.

The accounting and reporting policies are in accordance with GAAP. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The following is a summary of the more significant accounting policies.

Nature of Operations

BB&T is an FHC organized under the laws of North Carolina. BB&T conducts operations through a bank subsidiary, Branch Bank, and its nonbank subsidiaries. Branch Bank has offices in North Carolina, Virginia, Florida, Georgia, Maryland, South Carolina, West Virginia, Kentucky, Alabama, Tennessee, Texas, Washington DC and Indiana. BB&T provides a wide range of banking services to individuals, businesses and municipalities. BB&T offers a variety of loans and lease financing to individuals and entities primarily within BB&T’s geographic footprint, including insurance premium financing; permanent CRE financing arrangements; loan servicing for third-party investors; direct consumer finance loans to individuals; credit card lending; automobile financing; factoring and equipment financing. BB&T also markets a wide range of other services, including deposits; discount and full service brokerage, annuities and mutual funds; life insurance, property and casualty insurance, health insurance and commercial general liability insurance on an agency basis and through a wholesale insurance brokerage operation; trust and retirement services; comprehensive wealth advisory services; asset management and capital markets services.

Principles of Consolidation

The consolidated financial statements include the accounts of BB&T Corporation and those subsidiaries that are majority owned by BB&T and over which BB&T exercises control. Intercompany accounts and transactions are eliminated in consolidation. The results of operations of companies or assets acquired are included only from the dates of acquisition. All material wholly-owned and majority-owned subsidiaries are consolidated unless GAAP requires otherwise.

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

BB&T evaluates its investments in VIEs to determine if BB&T is the primary beneficiary. This evaluation gives appropriate consideration to the design of the entity and the variability that the entity was designed to pass along, the relative power of each party, and to BB&T’s relative obligation to absorb losses or receive residual returns of the entity, in relation to such obligations and rights held by each party. BB&T holds a variable interest in its Tender Option Bond program trusts, which allow for tax-advantaged financing of certain debt instruments issued by tax-exempt entities. As of December 31, 2013, BB&T was considered the primary beneficiary of the Tender Option Bond program trusts, resulting in the consolidation of approximately $2.0 billion of assets and $1.9 billion of liabilities. BB&T also has variable interests in certain entities that were not required to be consolidated, including affordable housing partnership interests, historic tax credit partnerships, and other partnership interests. Refer to Note 14 “Commitments and Contingencies” for additional disclosures regarding BB&T’s significant VIEs.

BB&T accounts for unconsolidated partnerships and similar investments using the equity method of accounting. BB&T also has investments in, and future funding commitments to, private equity investments.

BB&T has noncontrolling interests in certain entities for which the Company records its portion of income or loss in other noninterest income in the Consolidated Statements of Income. These investments are periodically evaluated for impairment.

Reclassifications

During 2013, the Company revised its prior practice of offsetting amounts due to and from the FDIC under the loss sharing agreements such that the amounts related to securities and the aggregate loss calculation are now reported in Accounts payable and other liabilities on the Consolidated Balance Sheets. In certain instances, other amounts reported in prior years’ consolidated financial statements have been reclassified to conform to the current year presentation. Such reclassifications had no effect on previously reported cash flows, shareholders’ equity or net income.

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

Business Combinations

BB&T accounts for all business combinations using the acquisition method of accounting. The accounts of an acquired entity are included as of the date of acquisition, and any excess of purchase price over the fair value of the net assets acquired is capitalized as goodwill.

BB&T typically issues common stock and/or pays cash for an acquisition, depending on the terms of the acquisition agreement. The value of common shares issued is determined based upon the market price of the stock as of the closing of the acquisition.

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

Restricted Cash

Restricted cash represents amounts posted as collateral for derivatives in a loss position.

Securities

BB&T classifies marketable investment securities as HTM, AFS or trading. Interest income and dividends on securities are recognized in income on an accrual basis. Premiums and discounts on debt securities are amortized as an adjustment to interest income using the interest method.

Debt securities are classified as HTM where BB&T has both the intent and ability to hold the securities to maturity. These securities are reported at amortized cost.

Debt securities, which may be sold to meet liquidity needs arising from unanticipated deposit and loan fluctuations, changes in regulatory capital requirements, or unforeseen changes in market conditions, are classified as AFS. AFS securities are reported at estimated fair value, with unrealized gains and losses reported in AOCI, net of deferred income taxes, in the shareholders’ equity section of the Consolidated Balance Sheets. Gains or losses realized from the sale of AFS securities are determined by specific identification and are included in noninterest income.

Each HTM and AFS security in a loss position is evaluated for OTTI. BB&T considers such factors as the length of time and the extent to which the market value has been below amortized cost, long term expectations and recent experience regarding principal and interest payments, BB&T’s intent to sell and whether it is more likely than not that the Company would be required to sell those securities before the anticipated recovery of the amortized cost basis. The credit component of an OTTI loss is recognized in earnings and the non-credit component is recognized in AOCI in situations where BB&T does not intend to sell the security and it is more-likely-than-not that BB&T will not be required to sell the security prior to recovery. Subsequent to recognition of OTTI, an increase in expected cash flows is recognized as a yield adjustment over the remaining expected life of the security based on an evaluation of the nature of the increase.

Trading account securities, which include both debt and equity securities, are reported at fair value. Unrealized market value adjustments, fees, and realized gains or losses from trading account activities (determined by specific identification) are included in noninterest income. Interest income on trading account securities is included in interest on other earning assets.

LHFS

BB&T accounts for new originations of prime residential and commercial mortgage LHFS at fair value. BB&T accounts for the derivatives used to economically hedge the LHFS at fair value. The fair value of LHFS is primarily based on quoted market prices for securities collateralized by similar types of loans. Direct loan origination fees and costs related to LHFS are not capitalized and are recorded as mortgage banking income in the case of the direct loan origination fees and primarily personnel expense in the case of the direct loan origination costs. Gains and losses on sales of mortgage loans are included in mortgage banking income. Gains and losses on sales of commercial LHFS are included in other noninterest income.

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

BB&T classifies loans and leases as past due when the payment of principal and interest based upon contractual terms is greater than 30 days delinquent or if one payment is past due. When commercial loans are placed on nonaccrual status as described below, a charge-off is recorded, as applicable, to decrease the carrying value of such loans to the estimated recoverable amount. Consumer loans are subject to mandatory charge-off at a specified delinquency date consistent with regulatory guidelines. As such, consumer loans are subject to collateral valuation and charge-off, as applicable, when they are moved to nonaccrual status as described below.

Purchased Loans

Purchased loans are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an ALLL is not recorded at the acquisition date.

Acquired loans are evaluated upon acquisition and classified as either purchased impaired or purchased non-impaired. Purchased impaired loans reflect credit deterioration since origination such that it is probable at acquisition that BB&T will be unable to collect all contractually required payments. For purchased impaired loans, expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows is reasonably estimable. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are recognized prospectively as interest income. Decreases in expected cash flows after the acquisition date are recognized by recording an ALLL. For purchased non-impaired loans, the difference between the fair value and UPB of the loan at the acquisition date is amortized or accreted to interest income over the estimated life of the loans using a method that approximates the interest method.

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

In connection with commercial TDRs, the decision to maintain a loan that has been restructured on accrual status is based on a current, well documented credit evaluation of the borrower’s financial condition and prospects for repayment under the modified terms. This evaluation includes consideration of the borrower’s current capacity to pay, which among other things may include a review of the borrower’s current financial statements, an analysis of cash flow available to pay debt obligations, and an evaluation of secondary sources of payment from the client and any guarantors. This evaluation also includes an evaluation of the borrower’s current willingness to pay, which may include a review of past payment history, an evaluation of the borrower’s willingness to provide information on a timely basis, and consideration of offers from the borrower to provide additional collateral or guarantor support. The credit evaluation also reflects consideration of the borrower’s future capacity and willingness to pay, which may include evaluation of cash flow projections, consideration of the adequacy of collateral to cover all principal and interest and trends indicating improving profitability and collectability of receivables.

The evaluation of mortgage and consumer loans includes an evaluation of the client’s debt to income ratio, credit report, property value, loan vintage, and certain other client-specific factors that impact their ability to make timely principal and interest payments on the loan.

Nonaccrual commercial TDRs may be returned to accrual status based on a current, well-documented credit evaluation of the borrower’s financial condition and prospects for repayment under the modified terms. This evaluation must include consideration of the borrower’s sustained historical repayment performance for a reasonable period (generally a minimum of six months) prior to the date on which the loan is returned to accrual status. Sustained historical repayment performance for a reasonable time prior to the TDR may be taken into account. In connection with retail TDRs, a NPL will be returned to accruing status when current as to principal and interest and upon a sustained historical repayment performance (generally a minimum of six months).

NPAs

NPAs include NPLs and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of customers’ loan defaults. BB&T’s policies for placing loans on nonaccrual status conform to guidelines prescribed by bank regulatory authorities. The majority of commercial loans and leases are placed on nonaccrual status when it is probable that principal or interest is not fully collectible, or generally when principal or interest becomes 90 days past due, whichever occurs first. Other lending subsidiaries’ loans, which includes both consumer and commercial loans, are placed on nonaccrual status generally when principal and interest becomes 90 days past due. Direct retail, mortgage and sales finance loans are placed on nonaccrual status at varying intervals, based on the type of product, generally when principal and interest becomes between 90 days and 180 days past due. Revolving credit loans are not placed on nonaccrual but are charged off after they become 150 days past due, with unpaid fees and finance charges reversed against interest income. Covered loans are considered to be performing due to the application of the expected cash flows method.

Certain loans past due 90 days or more may remain on accrual status if management determines that it does not have concern over the collectability of principal and interest. Generally, when loans are placed on nonaccrual status, accrued interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance as long as concern exists as to the ultimate collection of the principal. Nonaccrual mortgage loans are accounted for using the cash basis. Loans and leases are generally removed from nonaccrual status when they become current as to both principal and interest and concern no longer exists as to the collectability of principal and interest.

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

ACL

The ACL includes the ALLL and the RUFC. The ACL represents management’s best estimate of probable credit losses inherent in the loan and lease portfolios and off-balance sheet lending commitments at the balance sheet date. The Company determines the ACL based on an ongoing evaluation. This evaluation is inherently subjective because it requires material estimates, including the amounts and timing of cash flows expected to be received on impaired loans. Those estimates are susceptible to significant change. Changes to the ACL are made by charges to the provision for credit losses, which is reflected in the Consolidated Statements of Income. Loans or lease balances deemed to be uncollectible are charged off against the ALLL. Recoveries of amounts previously charged off are credited to the ALLL. The methodology used to determine the RUFC is inherently similar to that used to determine the collectively evaluated component of the ALLL, adjusted for factors specific to binding commitments, including the probability of funding and exposure at default. While management uses the best information available to establish the ACL, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in computing the ACL or, if required by regulators, based upon information available to them at the time of their examinations.

Accounting standards require the presentation of certain disclosure information at the portfolio segment level, which represents the level at which an entity develops and documents a systematic methodology to determine its ACL. BB&T concluded that its loan and lease portfolio consists of three portfolio segments; commercial, retail and covered. The commercial portfolio segment includes CRE, commercial and industrial and other loans originated by certain other lending subsidiaries, and was identified based on the risk-based approach used to estimate the ALLL for the vast majority of these loans. The retail portfolio segment includes direct retail lending, revolving credit, residential mortgage, sales finance and other loans originated by certain retail-oriented subsidiaries, and was identified based on the delinquency-based approach used to estimate the ALLL. The covered portfolio segment was identified based on the expected cash flows approach used to estimate the ALLL related to acquired loans subsequent to December 31, 2008.

A portion of the ALLL may not be allocated to any specific category of loans. Any unallocated portion of the ALLL reflects management’s best estimate of the elements of imprecision and estimation risk inherent in the calculation of the overall ALLL. During 2013, BB&T incorporated these elements into the ALLL determination for each loan category such that there is not an unallocated ALLL as of December 31, 2013.

The entire amount of the ACL is available to absorb losses on any loan category or lending-related commitment.

The following provides a description of accounting policies and methodologies related to each of the portfolio segments:

Commercial

The vast majority of loans in the commercial lending portfolio are assigned risk ratings based on an assessment of conditions that affect the borrower’s ability to meet contractual obligations under the loan agreement. This process includes reviewing borrowers’ financial information, historical payment experience, credit documentation, public information, and other information specific to each borrower. Risk ratings are reviewed on an annual basis for all credit relationships with total credit exposure of $1 million or more, or at any point management becomes aware of information affecting the borrowers’ ability to fulfill their obligations.

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

On a quarterly basis, BB&T reviewed all commercial lending relationships with outstanding debt of $5 million or more that were classified as substandard or doubtful. During the first quarter of 2014, this process was revised such that any obligor with an outstanding balance of $3 million or more will be reviewed. While this review is largely focused on the borrower’s ability to repay the loan, BB&T also considers the capacity and willingness of a loan’s guarantors to support the debt service on the loan as a secondary source of repayment. When a guarantor exhibits the documented capacity and willingness to support the loan, BB&T may consider extending the loan maturity and/or temporarily deferring principal payments if the ultimate collection of both principal and interest is not in question. In these cases, BB&T may not deem the loan to be impaired due to the documented capacity and willingness of the guarantor to repay the loan. Loans are considered impaired when the borrower (or guarantor in certain circumstances) does not have the cash flow capacity or willingness to service the debt according to contractual terms, or it does not appear reasonable to assume that the borrower will continue to pay according to the contractual agreement. BB&T establishes a specific reserve for each loan that has been deemed impaired based on the criteria outlined above. The amount of the reserve is based on the present value of expected cash flows discounted at the loan’s effective interest rate and/or the value of collateral, net of costs to sell. BB&T has also established a review process related to TDRs and other impaired loans that are in commercial lending relationships with outstanding debt of less than $5 million at the balance sheet date. In connection with this process, BB&T establishes reserves related to these loans that are calculated using an expected cash flow approach. These discounted cash flow analyses incorporate adjustments to future cash flows that reflect management’s best estimate of the default risk related to TDRs based on a combination of historical experience and management judgment.

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

Retail

The majority of the ALLL related to the retail lending portfolio is calculated on a collective basis using delinquency status, which is the primary factor considered in determining whether a retail loan should be classified as nonaccrual. Embedded loss estimates for BB&T’s retail lending portfolio are based on estimated migration rates that are developed based on historical experience, and current risk mix as indicated by prevailing delinquency rates. These estimates may be adjusted to reflect current economic conditions and current portfolio trends. The remaining portion of the ALLL related to the retail lending portfolio relates to loans that have been deemed impaired based on their classification as a TDR at the balance sheet date. BB&T establishes specific reserves related to these TDRs using an expected cash flow approach. The ALLL for retail TDRs is based on discounted cash flow analyses that incorporate adjustments to future cash flows that reflect management’s best estimate of the default risk related to TDRs based on a combination of historical experience and management judgment.

Acquired Loans

Purchased impaired loans and all loans acquired in an FDIC-assisted transaction are typically aggregated into loan pools based upon common risk characteristics. The ALLL for each loan pool is based on an analysis that is performed each period to estimate the expected cash flows. To the extent that the expected cash flows of a loan pool have decreased since the acquisition date, BB&T establishes an ALLL. For non-FDIC assisted purchased non-impaired loans, BB&T uses an approach consistent with that described above for originated loans and leases.

Covered Assets and Related FDIC Loss Share Receivable/Payable

Assets subject to loss sharing agreements with the FDIC are labeled “covered” and include certain loans, securities and other assets. The FDIC loss share receivable includes net reimbursements expected to be received from the FDIC for covered loans and is included in Other assets on the Consolidated Balance Sheets. The amounts expected to be paid to the FDIC for covered securities and the aggregate loss calculation are included in Accounts payable and other liabilities.

The FDIC’s obligation to reimburse Branch Bank for losses with respect to covered assets begins with the first dollar of loss incurred. The terms of the loss sharing agreement with respect to certain non-agency MBS provides that Branch Bank will be reimbursed by the FDIC for 95% of any and all losses. All other covered assets are subject to a stated threshold of $5 billion that provides for the FDIC to reimburse Branch Bank for (1) 80% of losses incurred up to $5 billion and (2) 95% of losses in excess of $5 billion. Gains and recoveries on covered assets will offset losses, or be paid to the FDIC, at the applicable loss share percentage at the time of recovery. The loss sharing agreement applicable to single family residential mortgage loans expires in 2019, and provides for FDIC loss sharing and Branch Bank reimbursement to the FDIC. The loss sharing agreement applicable to commercial loans and other covered assets expires in the third quarter of 2014; however, Branch Bank must reimburse the FDIC for realized gains and recoveries through August 2017. At the conclusion of the loss share period, should actual aggregate losses, excluding securities, be less than an amount determined in accordance with these agreements, BB&T will pay the FDIC a portion of the difference.

The income statement effect of the changes in the FDIC loss share receivable/payable includes the accretion due to discounting and changes in expected net reimbursements. Decreases in expected net reimbursements, including the amounts expected to be paid to the FDIC as a result of the aggregate loss calculation, are recognized in income prospectively over the term of the loss share agreements consistent with the approach taken to recognize increases in cash flows on covered loans. Increases in expected reimbursements are recognized in income in the same period that the ALLL for the related loans is recognized.

Premises and Equipment

Premises, equipment, capital leases and leasehold improvements are stated at cost less accumulated depreciation and amortization. Land is stated at cost. In addition, purchased software and costs of computer software developed for internal use are capitalized provided certain criteria are met. Depreciation and amortization are computed principally using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease terms, including certain renewals that were deemed probable at lease inception, or the estimated useful lives of the improvements. Capitalized leases are amortized using the same methods as premises and equipment over the estimated useful lives or lease terms, whichever is less. Obligations under capital leases are amortized using the interest method to allocate payments between principal reduction and interest expense. Rent expense and rental income on operating leases is recorded using the straight-line method over the appropriate lease terms.

Short-Term Borrowings

Federal funds purchased represent unsecured borrowings from other banks and generally mature daily. Securities sold under repurchase agreements are borrowings collateralized primarily by securities of the U.S. government or its agencies and generally have maturities ranging from 1 day to 36 months. The terms of repurchase agreements may require BB&T to provide additional collateral if the fair value of the securities underlying the borrowings declines during the term of the agreement. Master notes are unsecured, non-negotiable obligations of BB&T (variable rate commercial paper) that mature in 270 days or less. Other short-term borrowed funds include unsecured bank notes that mature in less than one year and bank obligations with a seven day put option that are collateralized by municipal securities. These amounts are reflected as short-term borrowings on the Consolidated Balance Sheets and are recorded based on the amount of cash received in connection with the borrowing.

Income Taxes

Deferred income taxes have been provided when different accounting methods have been used in determining income for income tax purposes and for financial reporting purposes. Deferred tax assets and liabilities are recognized based on future tax consequences attributable to differences between the financial statement carrying values of assets and liabilities and their tax bases. In the event of changes in the tax laws, deferred tax assets and liabilities are adjusted in the period of the enactment of those changes, with the cumulative effects included in the current year’s income tax provision.

Derivative Financial Instruments

A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. These instruments include interest rate swaps, caps, floors, collars, financial forwards and futures contracts, swaptions, when-issued securities, foreign exchange contracts and options written and purchased. BB&T uses derivatives primarily to manage economic risk related to securities, commercial loans, MSRs and mortgage banking operations, long-term debt and other funding sources. BB&T also uses derivatives to facilitate transactions on behalf of its clients. The fair value of derivatives in a gain or loss position is included in other assets or liabilities, respectively, on the Consolidated Balance Sheets. Cash collateral posted for derivative instruments in a loss position is included in restricted cash on the Consolidated Balance Sheets.

BB&T classifies its derivative financial instruments as either (1) a hedge of an exposure to changes in the fair value of a recorded asset or liability (“fair value hedge”), (2) a hedge of an exposure to changes in the cash flows of a recognized asset, liability or forecasted transaction (“cash flow hedge”), (3) a hedge of a net investment in a subsidiary, or (4) derivatives not designated as hedges. Changes in the fair value of derivatives not designated as hedges are recognized in current period earnings. BB&T has master netting agreements with the derivatives dealers with which it does business, but BB&T presents gross assets and liabilities on the Consolidated Balance Sheets.

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

For either fair value hedges or cash flow hedges, ineffectiveness may be recognized to the extent that changes in the value of the derivative instruments do not perfectly offset changes in the value of the hedged items. If the hedge ceases to be highly effective, BB&T discontinues hedge accounting and recognizes the changes in fair value in current period earnings. If a derivative that qualifies as a fair value or cash flow hedge is terminated or the designation removed, the realized or then unrealized gain or loss is recognized into income over the life of the hedged item (fair value hedge) or period in which the hedged item affects earnings (cash flow hedge). Immediate recognition in earnings is required upon sale or extinguishment of the hedged item (fair value hedge) or if it is probable that the hedged cash flows will not occur (cash flow hedge).

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

Goodwill and Other Intangible Assets

Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as acquisitions. BB&T allocates goodwill to the reporting unit(s) that receives significant benefits from the acquisition. Goodwill is tested at least annually for impairment during the fourth quarter of each year and more frequently if circumstances exist that indicate a possible reduction in the fair value of the business below its carrying value. BB&T measures impairment using the present value of estimated future cash flows based upon available information. Discount rates are based upon the cost of capital specific to the industry in which the reporting unit operates. If the carrying value of the reporting unit exceeds its fair value, a second analysis is performed to measure the fair value of all assets and liabilities. If, based on the second analysis, it is determined that the fair value of the assets and liabilities of the reporting unit is less than the carrying value, BB&T would recognize impairment for the excess of carrying value over fair value.

CDI and other intangible assets include premiums paid for acquisitions of core deposits and other identifiable intangible assets. Intangible assets other than goodwill, which are determined to have finite lives, are amortized based upon the estimated economic benefits received.

Loan Securitizations

BB&T enters into loan securitization transactions related to most of its fixed-rate commercial and conforming residential mortgage loan originations. In connection with these transactions, loans are converted into MBS issued primarily by FHLMC, FNMA and GNMA, and are subsequently sold to third party investors. BB&T records loan securitizations as a sale when the transferred loans are legally isolated from BB&T’s creditors and the other accounting criteria for a sale are met. Gains or losses recorded on loan securitizations are based in part on the net carrying amount of the loans sold, which is allocated between the loans sold and retained interests based on their relative fair values at the date of sale. BB&T generally retains the mortgage servicing on loans sold. Since quoted market prices are not typically available, BB&T estimates the fair value of these retained interests using modeling techniques to determine the net present value of expected future cash flows. Such models incorporate management’s best estimates of key variables, such as prepayment speeds, servicing costs and discount rates that would be used by market participants based on the risks involved.

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

Equity-Based Compensation

BB&T maintains various equity-based compensation plans that provide for the granting of stock options (incentive and nonqualified), stock appreciation rights, restricted stock, RSUs, performance units and performance shares to selected employees and directors. BB&T values share-based awards at the grant date fair value and recognizes the expense over the requisite service period taking into account retirement eligibility.

Pension and Postretirement Benefit Obligations

BB&T offers various pension plans and postretirement benefit plans to employees. Calculation of the obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions. The discount rate assumption used to measure the postretirement benefit obligations is set by reference to a high quality corporate bond yield curve and the individual characteristics of the plan such as projected cash flow patterns and payment durations. The expected long-term rate of return on assets is based on the expected returns for each major asset class in which the plan invests, adjusted for the weight of each asset class in the target mix.

Insurance Income

Insurance commission revenue is generally recognized at the later of the billing date or the effective date of the related insurance policies. Insurance premiums from underwriting activities are recognized as income over the policy term. The portion of premiums that will be earned in the future is deferred and included in other liabilities in the Consolidated Balance Sheets.

Segments

Segment results are presented based on internal management accounting policies that were designed to support BB&T’s strategic objectives. The Other, Treasury and Corporate segment includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure. Refer to Note 20 “Operating Segments” for additional disclosures regarding BB&T’s segments.

Changes in Accounting Principles and Effects of New Accounting Pronouncements

In January 2014, the FASB issued new guidance related to Troubled Debt Restructurings, which clarifies the timing of when an in substance repossession or foreclosure of collateralized residential real property is deemed to have occurred. The guidance also requires new disclosures related to the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. This guidance is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of this guidance is not expected to be material to the consolidated financial position, results of operations or cash flows.

In January 2014, the FASB issued new guidance related to Investments in Qualified Affordable Housing Projects. The new guidance allows an entity, provided certain criteria are met, to elect the proportional amortization method to account for these investments. The proportional amortization method allows an entity to amortize the initial cost of the investment in proportion to the amount of tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of the provision for income taxes. This guidance is effective for interim and annual reporting periods beginning after December 15, 2014. BB&T is currently evaluating this guidance to determine the impact on its consolidated financial position, results of operations and cash flows.

In June 2013, the FASB issued new guidance related to Investment Companies. The new guidance amends the criteria for an entity to qualify as an investment company and requires an investment company to measure all of its investments at fair value. This guidance is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this guidance was not material to the consolidated financial position, results of operations or cash flows.

Effective January 1, 2013, the Company adopted new guidance impacting the presentation of certain items on the Balance Sheet. The new guidance requires an entity to disclose both gross and net information about derivatives, repurchase agreements and securities borrowing and lending transactions that have a right of setoff or are subject to an enforceable master netting arrangement or similar agreement. The adoption of this guidance did not impact the consolidated financial position, results of operations or cash flows. The new disclosures required by this guidance for derivatives are included in Note 18 “Derivative Financial Instruments” to these consolidated financial statements. The adoption of this guidance did not impact our disclosures of repurchase agreements and securities borrowing and lending transactions as the balances and volume of transactions are not material.

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

Effective January 1, 2013, the Company adopted new guidance impacting Comprehensive Income that requires a reporting entity to present significant amounts reclassified out of AOCI by the respective line items of net income. The adoption of this guidance did not impact the consolidated financial position, results of operations or cash flows. The new disclosures required by this guidance are included in Note 11 “AOCI” to these consolidated financial statements.

NOTE 2. Securities

	Amortized	Gross Unrealized		Fair
December 31, 2013	Cost	Gains	Losses	Value

	(Dollars in millions)
AFS securities:
U.S. Treasury	$595	$—	$—	$595
MBS issued by GSE	18,397	78	546	17,929
States and political subdivisions	1,877	65	91	1,851
Non-agency MBS	264	27	—	291
Other	46	—	1	45
Covered	989	404	—	1,393
Total AFS securities	$22,168	$574	$638	$22,104

HTM securities:
U.S. Treasury	$392	$—	$8	$384
GSE	5,603	2	397	5,208
MBS issued by GSE	11,636	38	220	11,454
States and political subdivisions	33	2	—	35
Other	437	12	—	449
Total HTM securities	$18,101	$54	$625	$17,530

	Amortized	Gross Unrealized		Fair
December 31, 2012	Cost	Gains	Losses	Value

	(Dollars in millions)
AFS securities:
U.S. Treasury	$281	$—	$—	$281
GSE	9	—	—	9
MBS issued by GSE	20,482	466	18	20,930
States and political subdivisions	1,948	153	90	2,011
Non-agency MBS	307	16	11	312
Other	3	—	—	3
Covered securities	1,147	444	—	1,591
Total AFS securities	$24,177	$1,079	$119	$25,137

HTM securities:
GSE	$3,808	$17	$1	$3,824
MBS issued by GSE	9,273	238	1	9,510
States and political subdivisions	34	1	1	34
Other	479	4	3	480
Total HTM securities	$13,594	$260	$6	$13,848

As of December 31, 2013 and December 31, 2012, the fair value of covered securities included $1.1 billion and $1.3 billion, respectively, of non-agency MBS and $314 million and $326 million, respectively, of municipal securities.

As of December 31, 2013 and December 31, 2012, securities with carrying values of approximately $11.9 billion and $19.0 billion, respectively, were pledged to secure municipal deposits, securities sold under agreements to repurchase, other borrowings, and for other purposes as required or permitted by law.

Certain investments in marketable debt securities and MBS issued by FNMA and FHLMC exceeded ten percent of shareholders’ equity at December 31, 2013. The FNMA investments had total amortized cost and fair value of $13.2 billion and $12.7 billion, respectively. The FHLMC investments had total amortized cost and fair value of $7.1 billion and $7.0 billion, respectively.

The gross realized gains and losses recognized in income on the sale of securities are reflected in the following table:

	Years Ended December 31,
	2013	2012	2011

	(Dollars in millions)
Gross gains	$57	$1	$175
Gross losses	(6)	(4)	(1)
Net realized gains (losses)	$51	$(3)	$174

The following table reflects changes in credit losses on securities with OTTI (excluding covered), which were primarily non-agency MBS, where a portion of the unrealized loss was recognized in OCI. OTTI of $4 million related to covered securities during 2012 is not reflected in this table.

	Years Ended December 31,
	2013	2012	2011

	(Dollars in millions)
Balance at beginning of period	$98	$130	$31
Credit losses on securities not previously considered
other-than-temporarily impaired	―	―	1
Credit losses on securities for which OTTI was previously recognized	―	5	111
Reductions for securities sold/settled during the period	(20)	(37)	(13)
Balance at end of period	$78	$98	$130

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected life of MBS may differ from contractual maturities because borrowers have the right to prepay the underlying mortgage loans with or without prepayment penalties.

	AFS		HTM
	Amortized	Fair	Amortized	Fair
December 31, 2013	Cost	Value	Cost	Value

	(Dollars in millions)
Due in one year or less	$189	$189	$ ―	$ ―
Due after one year through five years	565	573	―	―
Due after five years through ten years	499	519	5,926	5,524
Due after ten years	20,915	20,823	12,175	12,006
Total debt securities	$22,168	$22,104	$18,101	$17,530

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2013	Value	Losses	Value	Losses	Value	Losses

	(Dollars in millions)
AFS securities:
MBS issued by GSE	$10,259	$406	$1,935	$140	$12,194	$546
States and political subdivisions	232	8	441	83	673	91
Other	34	1	—	—	34	1
Total	$10,525	$415	$2,376	$223	$12,901	$638

HTM securities:
U.S. Treasury	$384	$8	$—	$—	$384	$8
GSE	4,996	397	—	—	4,996	397
MBS issued by GSE	8,800	219	48	1	8,848	220
Total	$14,180	$624	$48	$1	$14,228	$625

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2012	Value	Losses	Value	Losses	Value	Losses

	(Dollars in millions)
AFS securities:
MBS issued by GSE	$2,662	$18	$—	$—	$2,662	$18
States and political subdivisions	52	1	478	89	530	90
Non-agency MBS	—	—	113	11	113	11
Total	$2,714	$19	$591	$100	$3,305	$119

HTM securities:
GSE	$805	$1	$—	$—	$805	$1
MBS issued by GSE	593	1	—	—	593	1
States and political subdivisions	22	1	—	—	22	1
Other	266	3	—	—	266	3
Total	$1,686	$6	$—	$—	$1,686	$6

Periodic reviews are conducted to identify and evaluate each investment with an unrealized loss for OTTI. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in AOCI for AFS securities. The unrealized losses on GSE securities and MBS issued by GSE were the result of increases in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers.

Cash flow modeling is used to evaluate non-agency MBS in an unrealized loss position for potential credit impairment. These models give consideration to long-term macroeconomic factors applied to current security default rates, prepayment rates and recovery rates and security-level performance. At December 31, 2013, one non-agency MBS reflected an immaterial unrealized loss and was below investment grade.

At December 31, 2013, $60 million of the unrealized loss on municipal securities was the result of fair value hedge basis adjustments that are a component of amortized cost. Municipal securities in an unrealized loss position are evaluated for credit impairment through a qualitative analysis of issuer performance and the primary source of repayment. The evaluation of municipal securities indicated there were no credit losses evident.

NOTE 3. Loans and ACL

During October of 2013, BB&T sold a consumer lending subsidiary with approximately $500 million in loans and $27 million of related ALLL. In addition, approximately $230 million of loans, with $38 million of related ALLL, was transferred from retail other lending subsidiaries to residential mortgage.

During December of 2013, $47 million of unallocated ALLL was allocated to the loan portfolio segments.

During January of 2014, approximately $8.3 billion of home equity loans were transferred from direct retail lending to residential mortgage in response to qualified mortgage regulatory requirements.

Loans that are contractually past due are shown in the tables below.

	Accruing
			90 Days Or
		30-89 Days	More Past
December 31, 2013	Current	Past Due	Due	Nonaccrual	Total

	(Dollars in millions)
Commercial:
Commercial and industrial	$38,110	$35	$ ―	$363	$38,508
CRE - other	11,535	8	―	129	11,672
CRE - residential ADC	901	2	―	35	938
Other lending subsidiaries	4,482	14	5	1	4,502
Retail:
Direct retail lending	15,595	132	33	109	15,869
Revolving credit	2,370	23	10	―	2,403
Residential mortgage	22,738	463	69	243	23,513
Sales finance	9,316	56	5	5	9,382
Other lending subsidiaries	5,703	207	―	50	5,960
Covered	1,643	88	304	―	2,035
Total excluding government and GNMA guaranteed	112,393	1,028	426	935	114,782

Residential mortgage loans excluded from above:
Government guaranteed	236	88	296	―	620
GNMA guaranteed	―	4	511	―	515
Total	$112,629	$1,120	$1,233	$935	$115,917

	Accruing
			90 Days Or
		30-89 Days	More Past
December 31, 2012	Current	Past Due	Due	Nonaccrual	Total

	(Dollars in millions)
Commercial:
Commercial and industrial	$37,706	$42	$1	$546	$38,295
CRE - other	11,237	12	―	212	11,461
CRE - residential ADC	1,131	2	―	128	1,261
Other lending subsidiaries	4,106	20	9	3	4,138
Retail:
Direct retail lending	15,502	145	38	132	15,817
Revolving credit	2,291	23	16	―	2,330
Residential mortgage	22,330	498	92	269	23,189
Sales finance	7,663	56	10	7	7,736
Other lending subsidiaries	5,645	270	1	83	5,999
Covered	2,717	135	442	―	3,294
Total excluding government and GNMA guaranteed	110,328	1,203	609	1,380	113,520

Residential mortgage loans excluded from above:
Government guaranteed	225	84	252	―	561
GNMA guaranteed	―	5	517	―	522
Total	$110,553	$1,292	$1,378	$1,380	$114,603

Unearned income and net deferred loan fees and costs totaled $261 million and $308 million at December 31, 2013 and 2012, respectively.

The following tables present the carrying amount of loans by risk rating. Covered loans are excluded because their related ALLL is determined by loan pool performance.

			CRE -
	Commercial		Residential	Other Lending
December 31, 2013	& Industrial	CRE - Other	ADC	Subsidiaries

	(Dollars in millions)
Commercial:
Pass	$36,804	$10,883	$794	$4,464
Special mention	219	58	11	8
Substandard - performing	1,122	602	98	29
Nonperforming	363	129	35	1
Total	$38,508	$11,672	$938	$4,502

	Direct Retail	Revolving	Residential	Sales	Other Lending
	Lending	Credit	Mortgage	Finance	Subsidiaries

	(Dollars in millions)
Retail:
Performing	$15,760	$2,403	$24,405	$9,377	$5,910
Nonperforming	109	―	243	5	50
Total	$15,869	$2,403	$24,648	$9,382	$5,960

			CRE -
	Commercial		Residential	Other Lending
December 31, 2012	& Industrial	CRE - Other	ADC	Subsidiaries

	(Dollars in millions)
Commercial:
Pass	$36,044	$10,095	$859	$4,093
Special mention	274	120	41	13
Substandard - performing	1,431	1,034	233	29
Nonperforming	546	212	128	3
Total	$38,295	$11,461	$1,261	$4,138

	Direct Retail	Revolving	Residential	Sales	Other Lending
	Lending	Credit	Mortgage	Finance	Subsidiaries

	(Dollars in millions)
Retail:
Performing	$15,685	$2,330	$24,003	$7,729	$5,916
Nonperforming	132	―	269	7	83
Total	$15,817	$2,330	$24,272	$7,736	$5,999

The tables below present activity in the ACL:

	ACL Rollforward
	Beginning	Charge-				Ending
Year Ended December 31, 2013	Balance	Offs	Recoveries	Provision	Other	Balance

	(Dollars in millions)
Commercial:
Commercial and industrial	$470	$(248)	$47	$166	$19	$454
CRE - other	204	(84)	28	16	14	178
CRE - residential ADC	100	(48)	23	(32)	4	47
Other lending subsidiaries	13	(3)	2	3	―	15
Retail:
Direct retail lending	300	(148)	38	15	4	209
Revolving credit	102	(85)	17	81	―	115
Residential mortgage	328	(81)	3	37	44	331
Sales finance	29	(23)	9	30	―	45
Other lending subsidiaries	264	(252)	32	245	(65)	224
Covered	128	(19)	―	5	―	114
Unallocated	80	―	―	(33)	(47)	―
ALLL	2,018	(991)	199	533	(27)	1,732
RUFC	30	―	―	59	―	89
ACL	$2,048	$(991)	$199	$592	$(27)	$1,821

	ACL Rollforward
	Beginning	Charge-			Ending
Year Ended December 31, 2012	Balance	Offs	Recoveries	Provision	Balance

	(Dollars in millions)
Commercial:
Commercial and industrial	$433	$(337)	$17	$357	$470
CRE - other	334	(205)	13	62	204
CRE - residential ADC	286	(190)	41	(37)	100
Other lending subsidiaries	11	(8)	2	8	13
Retail:
Direct retail lending	232	(224)	36	256	300
Revolving credit	112	(81)	18	53	102
Residential mortgage	365	(136)	3	96	328
Sales finance	38	(26)	10	7	29
Other lending subsidiaries	186	(217)	24	271	264
Covered	149	(34)	―	13	128
Unallocated	110	―	―	(30)	80
ALLL	2,256	(1,458)	164	1,056	2,018
RUFC	29	―	―	1	30
ACL	$2,285	$(1,458)	$164	$1,057	$2,048

	ACL Rollforward
	Beginning	Charge-			Ending
Year Ended December 31, 2011	Balance	Offs	Recoveries	Provision	Balance

	(Dollars in millions)
Commercial:
Commercial and industrial	$621	$(323)	$28	$107	$433
CRE - other	446	(273)	18	143	334
CRE - residential ADC	469	(302)	25	94	286
Other lending subsidiaries	21	(9)	3	(4)	11
Retail:
Direct retail lending	246	(276)	37	225	232
Revolving credit	109	(95)	19	79	112
Residential mortgage	298	(269)	5	331	365
Sales finance	47	(32)	9	14	38
Other lending subsidiaries	177	(181)	22	168	186
Covered	144	(66)	―	71	149
Unallocated	130	―	―	(20)	110
ALLL	2,708	(1,826)	166	1,208	2,256
RUFC	47	―	―	(18)	29
ACL	$2,755	$(1,826)	$166	$1,190	$2,285

The following table provides a summary of loans that are collectively evaluated for impairment.

	December 31, 2013		December 31, 2012
	Recorded Investment	Related ALLL	Recorded Investment	Related ALLL

	(Dollars in millions)
Commercial:
Commercial and industrial	$38,042	$382	$37,664	$397
CRE - other	11,441	150	11,149	168
CRE - residential ADC	881	38	1,106	79
Other lending subsidiaries	4,501	15	4,135	12
Retail:
Direct retail lending	15,648	166	15,582	241
Revolving credit	2,355	96	2,274	78
Residential mortgage	23,316	167	23,085	198
Sales finance	9,363	41	7,714	23
Other lending subsidiaries	5,823	196	5,853	203
Covered	2,035	114	3,294	128
Unallocated	―	―	―	80
Total	$113,405	$1,365	$111,856	$1,607

The following tables set forth certain information regarding impaired loans, excluding purchased impaired loans and LHFS, that were individually evaluated for reserves.

				Average	Interest
	Recorded		Related	Recorded	Income
As Of / For The Year Ended December 31, 2013	Investment	UPB	ALLL	Investment	Recognized

	(Dollars in millions)
With no related ALLL recorded:
Commercial:
Commercial and industrial	$91	$165	$ ―	$111	$ ―
CRE - other	25	41	―	53	―
CRE - residential ADC	16	36	―	31	―
Retail:
Direct retail lending	23	76	―	23	1
Residential mortgage (1)	144	237	―	129	4
Sales finance	1	2	―	1	―
Other lending subsidiaries	2	6	―	4	―
With an ALLL recorded:
Commercial:
Commercial and industrial	375	409	72	453	5
CRE - other	206	208	28	233	5
CRE - residential ADC	41	42	9	76	2
Other lending subsidiaries	1	1	―	2	―
Retail:
Direct retail lending	198	204	43	204	12
Revolving credit	48	48	19	52	2
Residential mortgage (1)	812	830	109	763	34
Sales finance	18	19	4	20	1
Other lending subsidiaries	135	137	28	173	11
Total (1)	$2,136	$2,461	$312	$2,328	$77

					Average	Interest
		Recorded		Related	Recorded	Income
	As Of / For The Year Ended December 31, 2012	Investment	UPB	ALLL	Investment	Recognized

		(Dollars in millions)
	With no related ALLL recorded:
	Commercial:
	Commercial and industrial	$116	$232	$ ―	$117	$ ―
	CRE - other	60	108	―	81	―
	CRE - residential ADC	44	115	―	103	―
	Retail:
	Direct retail lending	19	73	―	19	1
	Residential mortgage (1)	120	201	―	80	2
	Sales finance	1	3	―	1	―
	Other lending subsidiaries	2	6	―	3	―
	With an ALLL recorded:
	Commercial:
	Commercial and industrial	515	551	73	522	3
	CRE - other	252	255	36	319	5
	CRE - residential ADC	111	116	21	180	1
	Other lending subsidiaries	3	3	1	4	―
	Retail:
	Direct retail lending	216	226	59	140	9
	Revolving credit	56	56	24	59	2
	Residential mortgage (1)	754	770	104	649	28
	Sales finance	21	21	6	13	―
	Other lending subsidiaries	144	146	61	66	2
	Total (1)	$2,434	$2,882	$385	$2,356	$53

(1)

Residential mortgage loans exclude $376 million and $313 million in government guaranteed loans and related ALLL of $55 million and $26 million as of December 31, 2013 and December 31, 2012, respectively.

The following table provides a summary of TDRs, all of which are considered impaired.

	December 31,
	2013	2012

	(Dollars in millions)
Performing TDRs:
Commercial:
Commercial and industrial	$77	$77
CRE - other	70	67
CRE - residential ADC	19	21
Direct retail lending	187	197
Sales finance	17	19
Revolving credit	48	56
Residential mortgage	785	769
Other lending subsidiaries	126	121
Total performing TDRs	1,329	1,327
Nonperforming TDRs (also included in NPL disclosures)	193	240
Total TDRs	$1,522	$1,567

ALLL attributable to TDRs, excluding government guaranteed	$228	$281

Government guaranteed residential mortgage TDRs excluded from above table:
Held for investment	$376	$313
Held for sale	3	2
109

The following table summarizes the primary reason loan modification were classified as TDRs and includes newly designated TDRs as well as modifications made to existing TDRs. Balances represent the recorded investment at the end of the quarter in which the modification was made. Rate modifications include TDRs made with below market interest rates that also include modifications of loan structures.

	Years Ended December 31,
	2013			2012			2011
	Type of			Type of			Type of
	Modification		ALLL	Modification		ALLL	Modification		ALLL
	Rate	Structure	Impact	Rate	Structure	Impact	Rate	Structure	Impact

	(Dollars in millions)
Commercial:
Commercial and industrial	$99	$27	$3	$51	$63	$ ―	$29	$68	$5
CRE - other	62	54	1	67	45	―	56	58	8
CRE - residential ADC	22	10	(2)	44	34	(1)	29	47	10
Other lending subsidiaries	―	―	―	―	―	―	1	1	―
Retail:
Direct retail lending	45	9	7	120	17	35	51	5	9
Revolving credit	26	―	4	30	―	5	40	―	8
Residential mortgage	103	68	11	241	88	22	142	35	17
Sales finance	4	7	3	16	―	4	5	5	1
Other lending subsidiaries	167	―	34	123	2	35	37	7	15

During 2012, a national bank regulatory agency issued guidance that requires certain loans that had been discharged in bankruptcy and not reaffirmed by the borrower to be accounted for as TDRs and possibly as nonperforming, regardless of their actual payment history and expected performance. BB&T has included these loans in the “Rate” column in the above table. BB&T also concluded there is a reasonable expectation of collection of principal and interest and has classified these loans as performing unless already classified as nonperforming.

The following table summarizes the pre-default balance for modifications that experienced a payment default that had been classified as TDRs during the previous 12 months. Payment default is defined as movement of the TDR to nonaccrual status, foreclosure or charge-off, whichever occurs first.

	Years Ended December 31,
	2013	2012	2011

	(Dollars in millions)
Commercial:
Commercial and industrial	$5	$8	$39
CRE - other	11	6	92
CRE - residential ADC	4	14	80
Retail:
Direct retail lending	4	8	16
Revolving credit	10	12	15
Residential mortgage	17	36	31
Sales finance	1	―	2
Other lending subsidiaries	26	12	5

If a TDR subsequently defaults, BB&T evaluates the TDR for possible impairment. As a result, the related ALLL may be increased or charge-offs may be taken to reduce the carrying value of the loan.

Changes in the carrying value and accretable yield of covered loans are presented in the following table.

	Year Ended December 31, 2013				Year Ended December 31, 2012
	Purchased Impaired		Purchased Nonimpaired		Purchased Impaired		Purchased Nonimpaired
	Accretable	Carrying	Accretable	Carrying	Accretable	Carrying	Accretable	Carrying
	Yield	Value	Yield	Value	Yield	Value	Yield	Value

	(Dollars in millions)
Balance at beginning of period	$264	$1,400	$617	$1,894	$520	$2,123	$1,193	$2,744
Accretion	(149)	149	(301)	301	(219)	219	(541)	541
Payments received, net	―	(686)	―	(1,023)	―	(942)	―	(1,391)
Other, net	72	―	35	―	(37)	―	(35)	―
Balance at end of period	$187	$863	$351	$1,172	$264	$1,400	$617	$1,894

Outstanding UPB at end of period		$1,266		$1,516		$2,047		$2,489

NOTE 4. Premises and Equipment

A summary of premises and equipment is presented in the accompanying table:

	Estimated	December 31,
	Useful Life	2013	2012

	(Years)	(Dollars in millions)
Land and land improvements		$527	$547
Buildings and building improvements	40	1,288	1,235
Furniture and equipment	5 - 10	1,102	1,141
Leasehold improvements		633	555
Construction in progress		38	37
Capitalized leases on premises and equipment		58	59
Total		3,646	3,574
Less - accumulated depreciation and amortization		(1,777)	(1,686)
Net premises and equipment		$1,869	$1,888

				2013	2012	2011

				(Dollars in millions)
Rent expense applicable to operating leases				$230	$215	$199
Rental income from owned properties and subleases				8	8	7

	2014	2015	2016	2017	2018	Thereafter

	(Dollars in millions)
Future minimum lease payments for operating leases	$214	$201	$182	$161	$136	$614
111

NOTE 5. Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill attributable to BB&T’s operating segments are reflected in the table below. There have been no goodwill impairments recorded to date.

		Residential	Dealer
	Community	Mortgage	Financial	Specialized	Insurance	Financial
	Banking	Banking	Services	Lending	Services	Services	Total

	(Dollars in millions)
Goodwill balance, January 1, 2012	$4,542	$7	$111	$94	$1,132	$192	$6,078
Acquired goodwill, net	358	―	―	5	358	―	721
Contingent consideration	―	―	―	―	3	―	3
Other adjustments	―	―	―	―	2	―	2
Goodwill balance, December 31, 2012	$4,900	$7	$111	$99	$1,495	$192	$6,804
Contingent consideration	―	―	―	―	6	―	6
Other adjustments	24	―	―	(11)	(9)	―	4
Goodwill balance, December 31, 2013	$4,924	$7	$111	$88	$1,492	$192	$6,814

During 2012, BB&T completed the acquisition of Fort Lauderdale, Florida-based BankAtlantic. BB&T acquired approximately $1.7 billion in loans and assumed approximately $3.5 billion in deposits. The net purchase price received, excluding cash held by BankAtlantic, was $45 million, which consisted of net liabilities assumed less a deposit premium of $316 million. The 2012 change in Community Banking goodwill was primarily the result of this acquisition. Also during 2012, BB&T acquired the life and property and casualty insurance divisions of Crump Group Inc. The 2012 changes in Insurance Services goodwill and other identifiable intangibles is primarily due to this acquisition.

The 2013 adjustments to goodwill within Community Banking and Insurance Services reflect the finalization of valuations for certain assets and liabilities of the above acquisitions. The 2013 adjustment to Specialized Lending primarily represents the goodwill associated with a subsidiary that was sold.

The following table presents information for identifiable intangible assets subject to amortization:

	December 31, 2013				December 31, 2012
	Wtd. Avg.	Gross		Net	Gross		Net
	Remaining	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount

	(Years)	(Dollars in millions)
CDI	7.1	$672	$(555)	$117	$672	$(522)	$150
Other, primarily customer relationship
intangibles	15.3	1,082	(630)	452	1,080	(557)	523
Total		$1,754	$(1,185)	$569	$1,752	$(1,079)	$673

	2014	2015	2016	2017	2018

	(Dollars in millions)
Estimated amortization expense of identifiable intangibles	$89	$76	$65	$56	$49

NOTE 6. Loan Servicing

Residential Mortgage Banking Activities

The following tables summarize residential mortgage banking activities for the periods presented:

		December 31,
		2013	2012

		(Dollars in millions)
	Mortgage loans managed or securitized (1)	$27,353	$29,882
	Less: Loans securitized and transferred to AFS securities	4	4
	LHFS	1,116	3,547
	Covered mortgage loans	802	1,040
	Mortgage loans sold with recourse	783	1,019
	Mortgage loans held for investment	$24,648	$24,272

	Mortgage loans on nonaccrual status	$243	$269
	Mortgage loans 90 days or more past due and still accruing interest (2)	69	92
	Mortgage loans net charge-offs - year to date	78	133
	UPB of residential mortgage loan servicing portfolio	112,835	101,362
	UPB of residential mortgage loans serviced for others (primarily agency conforming
	fixed rate)	87,434	73,769
	Maximum recourse exposure from mortgage loans sold with recourse liability	372	446
	Recorded reserves related to recourse exposure	13	12
	Repurchase reserves for mortgage loan sales to GSEs	59	59

(1)	Balances exclude loans serviced for others with no other continuing involvement.
(2)	Includes amounts related to residential mortgage LHFS and excludes amounts related to government guaranteed loans and covered mortgage loans.

	As Of / For The
	Year Ended December 31,
	2013	2012	2011

	(Dollars in millions)
UPB of residential mortgage loans sold from the LHFS portfolio	$28,900	$25,640	$17,202
Pre-tax gains recognized on mortgage loans sold and held for sale	292	539	175
Servicing fees recognized from mortgage loans serviced for others	259	247	240
Approximate weighted average servicing fee on the outstanding balance
of residential mortgage loans serviced for others	0.30%	0.32%	0.34%
Weighted average interest rate on mortgage loans serviced for others	4.24	4.59	5.02

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

	Years Ended December 31,
	2013	2012	2011

	(Dollars in millions)
Carrying value, January 1,	$627	$563	$830
Additions	336	270	225
Change in fair value due to changes in valuation inputs or assumptions:
Prepayment speeds	287	19	(284)
Weighted average OAS	(31)	(36)	(20)
Servicing costs	(29)	(22)	(30)
Realization of expected net servicing cash flows, passage of time and other	(143)	(167)	(158)
Carrying value, December 31,	$1,047	$627	$563

Gains (losses) on derivative financial instruments used to mitigate the
income statement effect of changes in fair value	$(197)	$128	$394

During 2013, the prepayment speed assumptions were updated as actual observed prepayment speeds were slower, primarily as a result of rising interest rates. These valuation increases were partially offset by realization of servicing cash flows as well as higher servicing costs due to regulatory requirements and updates to OAS due to market changes in required rates of return.

The sensitivity of the fair value of the residential MSRs to adverse changes in key economic assumptions is included in the accompanying table:

	December 31, 2013				December 31, 2012
	Range		Weighted		Range		Weighted
	Min	Max	Average		Min	Max	Average

	(Dollars in millions)
Prepayment speed	5.5%	8.0%	6.9%		15.3%	18.5%	17.3%
Effect on fair value of a 10% increase			$(33)				$(35)
Effect on fair value of a 20% increase			(64)				(67)

OAS	9.1%	9.9%	9.3%		8.2%	8.4%	8.3%
Effect on fair value of a 10% increase			$(39)				$(17)
Effect on fair value of a 20% increase			(75)				(33)

Composition of loans serviced for others:
Fixed-rate residential mortgage loans			99.7%				99.4%
Adjustable-rate residential mortgage loans			0.3				0.6
Total			100.0%				100.0%

Weighted average life			7.9	yrs			4.4	yrs

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

Commercial Mortgage Banking Activities

CRE mortgage loans serviced for others are not included in loans and leases on the accompanying Consolidated Balance Sheets. The following table summarizes commercial mortgage banking activities for the periods presented:

	December 31,
	2013	2012

	(Dollars in millions)
UPB of CRE mortgages serviced for others	$28,095	$29,520
CRE mortgages serviced for others covered by recourse provisions	4,594	4,970
Maximum recourse exposure from CRE mortgages
sold with recourse liability	1,320	1,368
Recorded reserves related to recourse exposure	9	13
Originated CRE mortgages during the period - year to date	4,881	4,934

NOTE 7. Short-Term Borrowings

Short-term borrowings are summarized as follows:

	December 31,
	2013	2012

	(Dollars in millions)
Federal funds purchased	$1,443	$4
Securities sold under agreements to repurchase	463	514
Master notes	24	37
Other short-term borrowed funds	2,208	2,309
Total	$4,138	$2,864

A summary of selected data related to short-term borrowings follows:

	As Of / For The Years Ended December 31,
	2013	2012	2011

	(Dollars in millions)
Maximum outstanding at any month-end during the year	$5,196	$4,385	$10,473
Balance outstanding at end of year	4,138	2,864	3,566
Average outstanding during the year	4,459	3,408	5,189
Average interest rate during the year (includes derivative impact)	0.13%	0.20%	0.21%
Average interest rate at end of year	0.12	0.22	0.20

NOTE 8. Deposits

A summary of deposits is presented in the accompanying table:

	December 31,
	2013	2012

	(Dollars in millions)
Noninterest-bearing deposits	$34,972	$32,452
Interest checking	18,861	21,091
Money market and savings	48,687	47,908
Certificates and other time deposits	24,955	31,624
Total deposits	$127,475	$133,075

Time deposits $100,000 and greater	$14,173	$19,328
115

NOTE 9. Long-Term Debt

	December 31,
	2013		2012

	(Dollars in millions)
BB&T Corporation:
3.38% Senior Notes Due 2013	$	―	$500
5.70% Senior Notes Due 2014		510	510
2.05% Senior Notes Due 2014		700	700
Floating Rate Senior Note Due 2014 (LIBOR-based, 0.94% at December 31, 2013)		300	300
3.95% Senior Notes Due 2016		500	500
3.20% Senior Notes Due 2016		999	999
2.15% Senior Notes Due 2017		749	748
1.60% Senior Notes Due 2017		749	749
1.45% Senior Notes Due 2018		500	499
Floating Rate Senior Notes Due 2018 (LIBOR-based, 1.10% at December 31, 2013)		400	―
2.05% Senior Notes Due 2018		599	―
6.85% Senior Notes Due 2019		539	539
5.20% Subordinated Notes Due 2015		933	933
4.90% Subordinated Notes Due 2017		349	345
5.25% Subordinated Notes Due 2019		586	586
3.95% Subordinated Notes Due 2022		298	298

Branch Bank:
Floating Rate Senior Note Due 2015 (LIBOR-based, 0.57% at December 31, 2013)		650	―
1.45% Senior Notes Due 2016		750	―
Floating Rate Senior Notes Due 2016 (LIBOR-based, 0.67% at December 31, 2013)		500	―
1.05% Senior Notes Due 2016		499	―
2.30% Senior Notes Due 2018		750	―
4.88% Subordinated Notes Due 2013		―	222
5.63% Subordinated Notes Due 2016		386	386
Floating Rate Subordinated Note Due 2016 (LIBOR-based, 0.56% at December 31, 2013)		350	350
Floating Rate Subordinated Note Due 2017 (LIBOR-based, 0.54% at December 31, 2013)		262	262

FHLB Advances to Branch Bank:
Varying maturities to 2034		8,110	8,994

Other Long-Term Debt		101	100

Fair value hedge-related basis adjustments		424	594
Total Long-Term Debt		$21,493	$19,114

The subordinated notes qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations. Certain of the FHLB advances have been swapped to floating rates from fixed rates or from fixed rates to floating rates. At December 31, 2013, the weighted average rate paid on these advances including the effect of the swapped portion was 3.79%, and the weighted average maturity was 6.6 years.

The following table presents the amounts and estimated effective rates of long-term debt, including the effect of hedges (carrying amount excludes fair value hedge-related basis adjustments):

	Carrying	Effective
	Amount	Rate

	(Dollars in millions)
BB&T Corporation Fixed Rate Senior Notes swapped to floating rates	$5,845	2.55%
BB&T Corporation Floating Rate Senior Notes swapped to fixed rates	700	1.03
BB&T Corporation Fixed Rate Subordinated Notes swapped to floating rates	2,166	2.44
Branch Bank Fixed Rate Senior Notes swapped to floating rates	1,999	1.62
Branch Bank Floating Rate Senior Notes swapped to fixed rates	1,150	0.61
Branch Bank Fixed Rate Subordinated Notes swapped to floating rates	386	1.70
Branch Bank Floating Rate Subordinated Notes swapped to fixed rates	612	2.53

						2019
	2014	2015	2016	2017	2018	and later

	(Dollars in millions)
Future debt maturities (excluding capital leases)	$2,141	$1,693	$5,650	$2,453	$2,289	$7,226

NOTE 10. Shareholders’ Equity

Preferred Stock

The following table presents a summary of the non-cumulative perpetual preferred stock as of December 31, 2013:

		Earliest
	Issuance	Redemption	Liquidation	Carrying	Dividend
Issue	Date	Date	Amount	Amount	Rate

			(Dollars in millions)
Series D	5/1/12	5/1/17	$575	$559	5.850%
Series E	7/31/12	8/1/17	1,150	1,120	5.625
Series F	10/31/12	11/1/17	450	437	5.200
Series G	5/1/13	6/1/18	500	487	5.200
			$2,675	$2,603

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

Equity-Based Compensation Plans

At December 31, 2013, options, restricted shares and RSUs were outstanding from equity-based compensation plans that have been approved by shareholders. The majority of outstanding awards and awards available to be issued relate to plans that allow for accelerated vesting of awards for holders who retire and have met all retirement eligibility requirements or in connection with certain other events. Certain of these awards are subject to forfeiture under certain specified circumstances until vested that may result in cancellation prior to vesting. Those plans are intended to assist the Company in recruiting and retaining employees, directors and independent contractors and to associate the interests of eligible participants with those of BB&T and its shareholders.

The following table provides a summary of the equity-based compensation plans:

Equity-Based Compensation Plans	December 31, 2013
Shares available for future grants (in thousands)	30,562

Vesting period, awards granted prior to 2010	5.0	yrs
Vesting period, awards granted after 2009	3.0 to 5.0
Option term	10.0

The fair value of each option award is measured on the date of grant using the Black-Scholes option-pricing model. Substantially all of the awards are granted in February of each year. The assumptions used in the valuation of equity-based awards are as follows:

Assumption	Definition
Fair value of restricted shares	Based on the common stock price on the grant date
Fair value of RSUs	Based on the common stock price on the grant date less the present value of expected dividends that are foregone during the vesting period
Expected life	Based on historical behavior of employees related to exercises, forfeitures and cancellations, adjusted for current information that indicates the future is reasonably expected to differ from the past
Risk-free interest rate	Based on U.S. Treasury yield curve in effect at the time of the grant
Dividend yield	Based on the historical dividend yield of BB&T's stock, adjusted to reflect the expected dividend yield over the expected life of the option
Volatility factor	Based on the historical volatility of the stock price, adjusted for current information that indicates the future is reasonably expected to differ from the past

The following weighted-average assumptions were used for grants during 2013, 2012, and 2011:

	December 31,
	2013		2012		2011

Assumptions:
Risk-free interest rate	1.3%		1.5%		1.7%
Dividend yield	3.6		4.4		3.5
Volatility factor	28.0		33.0		37.2
Expected life	7.0	yrs	7.0	yrs	7.4	yrs
Fair value of options per share	$5.48		$6.07		$7.45

BB&T previously issued grants to non-executive employees consisting of stock options and RSUs, while recent grants to non-executive employees have primarily consisted of RSUs. A summary of selected data related to equity-based compensation costs follows:

	Years Ended December 31,
	2013	2012	2011

	(Dollars in millions)
Equity-based compensation expense	$96	$97	$98
Income tax benefit from equity-based compensation expense	36	36	36
Intrinsic value of options exercised and RSUs that vested during the year	102	62	54
Grant date fair value of equity-based awards that vested during the year	80	88	76

		December 31,
		2013	2012

		(Dollars in millions)
Unrecognized compensation cost related to equity-based awards		$94	$98
Weighted-average life over which compensation cost is expected to be recognized (years)		2.1	2.0

The following tables present the activity during 2013 related to equity-based compensation awards:

				Wtd. Avg.
		Wtd. Avg.	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Options	Price	Value	Life

	(Dollars in millions, except per share data, shares in thousands)
Outstanding at January 1, 2013	45,391	$34.15
Granted	404	30.08
Exercised	(3,507)	27.14
Forfeited or expired	(4,292)	32.86
Outstanding at December 31, 2013	37,996	34.90	$140	3.7	yrs
Exercisable at December 31, 2013	31,354	36.32	80	2.9
Exercisable and expected to vest at December 31, 2013	37,513	34.99	136	3.7

		Wtd. Avg.
	Restricted	Grant Date
	Shares/Units	Fair Value

	(shares in thousands)
Nonvested at January 1, 2013	13,931	$19.26
Granted	3,995	25.63
Vested	(2,464)	22.05
Forfeited	(281)	20.45
Nonvested at December 31, 2013	15,181	20.46
Expected to vest at December 31, 2013	13,763	20.49

Share Repurchase Activity

At December 31, 2013, BB&T was authorized to repurchase an additional 44 million shares under the June 27, 2006 Board of Directors’ authorization. No shares of common stock were repurchased under this plan during 2013, 2012 or 2011.

NOTE 11. AOCI

Year Ended December 31, 2013	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total

	(Dollars in millions)
AOCI balance, January 1, 2013	$(714)	$(173)	$598	$(256)	$(14)	$(559)
OCI before reclassifications, net of tax	354	127	(669)	(18)	(2)	(208)
Amounts reclassified from AOCI:
Personnel expense	91	―	―	―	―	91
Interest income	―	―	97	―	2	99
Interest expense	―	77	―	―	―	77
FDIC loss share income, net	―	―	―	63	―	63
Securities (gains) losses, net	―	―	(51)	―	―	(51)
Total before income taxes	91	77	46	63	2	279
Less: Income taxes	34	29	17	24	1	105
Net of income taxes	57	48	29	39	1	174
Net change in AOCI	411	175	(640)	21	(1)	(34)
AOCI balance, December 31, 2013	$(303)	$2	$(42)	$(235)	$(15)	$(593)

Year Ended December 31, 2012	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total

	(Dollars in millions)
AOCI balance, January 1, 2012	$(603)	$(159)	$263	$(195)	$(19)	$(713)
OCI before reclassifications, net of tax	(158)	(52)	280	(113)	―	(43)
Amounts reclassified from AOCI:
Personnel expense	76	―	―	―	―	76
Interest income	―	(11)	76	―	8	73
Interest expense	―	72	―	―	―	72
FDIC loss share income, net	―	―	―	83	―	83
Securities (gains) losses, net	―	―	12	―	―	12
Total before income taxes	76	61	88	83	8	316
Less: Income taxes	29	23	33	31	3	119
Net of income taxes	47	38	55	52	5	197
Net change in AOCI	(111)	(14)	335	(61)	5	154
AOCI balance, December 31, 2012	$(714)	$(173)	$598	$(256)	$(14)	$(559)

Year Ended December 31, 2011	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total

	(Dollars in millions)
AOCI balance, January 1, 2011	$(368)	$(47)	$(157)	$(176)	$1	$(747)
Transfers	―	―	21	―	(21)	―
OCI before reclassifications, net of tax	(256)	(141)	440	(50)	(3)	(10)
Amounts reclassified from AOCI:
Personnel expense	34	―	―	―	―	34
Interest income	―	(26)	(4)	―	6	(24)
Interest expense	―	72	―	―	―	72
FDIC loss share income, net	―	―	―	50	―	50
Securities (gains) losses, net	―	―	(62)	―	―	(62)
Total before income taxes	34	46	(66)	50	6	70
Less: Income taxes	13	17	(25)	19	2	26
Net of income taxes	21	29	(41)	31	4	44
Net change in AOCI	(235)	(112)	420	(19)	(20)	34
AOCI balance, December 31, 2011	$(603)	$(159)	$263	$(195)	$(19)	$(713)

NOTE 12. Income Taxes

The provision for income taxes comprised the following:

	Years Ended December 31,
	2013	2012	2011

	(Dollars in millions)
Current expense:
Federal	$1,004	$273	$83
State	100	70	26
Foreign	3	2	2
Total current expense	1,107	345	111
Deferred expense:
Federal	256	396	163
State	32	23	22
Total deferred expense	288	419	185
Provision for income taxes	$1,395	$764	$296

The foreign income tax expense is related to income generated on assets controlled by a foreign subsidiary.

The reasons for the difference between the provision for income taxes and the amount computed by applying the statutory Federal income tax rate to income before income taxes were as follows:

	Years Ended December 31,
	2013	2012	2011

	(Dollars in millions)
Federal income taxes at statutory rate of 35%	$1,093	$977	$570
Increase (decrease) in provision for income taxes as a result of:
State income taxes, net of Federal tax benefit	86	61	31
Federal tax credits	(152)	(126)	(115)
Tax exempt income	(128)	(133)	(135)
Nontaxable gain on termination of leveraged lease	―	(12)	(22)
Adjustments for uncertain tax positions	516	―	―
Other, net	(20)	(3)	(33)
Provision for income taxes	$1,395	$764	$296
Effective income tax rate	44.7%	27.4%	18.2%

The tax effects of temporary differences that gave rise to significant portions of the net deferred tax assets and liabilities are reflected in the table below. Net deferred tax assets are included in other assets and net deferred tax liabilities are included in accounts payable and other liabilities on the Consolidated Balance Sheets.

	December 31,
	2013	2012

	(Dollars in millions)
Deferred tax assets:
ALLL	$655	$771
Postretirement plans	180	432
Net unrealized loss on AFS securities	172	―
Equity-based compensation	152	144
Reserves and expense accruals	181	150
Net unrealized loss on cash flow hedges	―	105
Other	189	213
Total deferred tax assets	1,529	1,815

Deferred tax liabilities:
Prepaid pension plan expense	431	373
MSRs	380	201
Lease financing	315	270
Loan fees and expenses	263	244
Identifiable intangible assets	128	161
Depreciation	59	57
Derivatives and hedging	45	163
Net unrealized gain on AFS securities	―	201
Other	61	70
Total deferred tax liabilities	1,682	1,740
Net deferred tax asset (liability)	$(153)	$75

On a periodic basis, BB&T evaluates its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate. This evaluation takes into consideration the status of current taxing authorities’ examinations of BB&T’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment in relation to tax-advantaged transactions. The following table presents changes in unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011.

	Years Ended December 31,
	2013	2012	2011

	(Dollars in millions)
Beginning balance of unrecognized tax benefits	$297	$301	$292
Additions based on tax positions related to current year	18	14	―
Additions for tax positions of prior years	343	―	6
Settlements	―	(5)	(1)
Unrecognized deferred tax benefits from business acquisitions	(14)	(13)	4
Ending balance of unrecognized tax benefits	$644	$297	$301

The amount of unrecognized Federal and state tax benefits that would have impacted the effective tax rate if recognized was $642 million, $297 million, and $299 million as of December 31, 2013, 2012 and 2011, respectively. The portion of the gross state unrecognized tax benefits that would be offset by the tax benefit of the federal deduction would not impact the effective tax rate. In addition, the Company had $213 million, $37 million and $39 million in liabilities for tax-related interest and penalties recorded on its Consolidated Balance Sheets at December 31, 2013, 2012, and 2011, respectively. Total net interest and penalties related to unrecognized tax benefits recognized in the 2013 Consolidated Statement of Income was $176 million. Total net interest and penalties related to unrecognized tax benefits recognized in the 2012 and 2011 Consolidated Statements of Income was immaterial. BB&T classifies interest and penalties related to income taxes as a component of the provision for income taxes in the Consolidated Statements of Income.

The IRS has completed its Federal income tax examinations of BB&T through 2007. Various years remain subject to examination by state taxing authorities. In February 2010, BB&T received an IRS statutory notice of deficiency for tax years 2002-2007 asserting a liability for taxes, penalties and interest of approximately $892 million related to the disallowance of foreign tax credits and other deductions claimed by a subsidiary in connection with a financing transaction. BB&T paid the disputed tax, penalties and interest in March 2010 and filed a lawsuit seeking a refund in the U.S. Court of Federal Claims. On September 20, 2013, the court denied the refund claim. BB&T has filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit. As of December 31, 2013, the exposure for this financing transaction is fully reserved. Depending on the outcome of the appeals process, as well as the current IRS examination, it is reasonably possible that changes in the amount of unrecognized tax benefits, penalties and interest could result in a benefit of up to $750 million during the next twelve months. The ultimate resolution of these matters may take longer.

NOTE 13. Benefit Plans

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

The following actuarial assumptions were used to determine net periodic pension costs for the qualified pension plan:

	December 31,
	2013	2012	2011
Weighted average assumed discount rate	4.25%	4.82%	5.52%
Weighted average expected long-term rate of return on plan assets	8.00	8.00	8.00
Assumed long-term rate of annual compensation increases	4.50	4.50	4.50

The weighted average expected long-term rate of return on plan assets represents the average rate of return expected to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, BB&T considers long-term compound annualized returns of historical market data for each asset category, as well as historical actual returns on the plan assets. Using this reference information, the Company develops forward-looking return expectations for each asset category and a weighted average expected long-term rate of return for the plan based on target asset allocations contained in BB&T's Investment Policy Statement. The expected rate of return has been decreased to 7.75% for fiscal 2014.

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

	Years Ended December 31,
	2013	2012	2011

	(Dollars in millions)
Net Periodic Pension Cost:
Service cost	$150	$120	$105
Interest cost	120	110	103
Estimated return on plan assets	(257)	(200)	(197)
Net amortization and other	91	76	34
Net periodic benefit cost	104	106	45

Pre-Tax Amounts Recognized in Total Comprehensive Income:
Net actuarial loss (gain)	(535)	270	388
Net amortization	(91)	(76)	(34)
Net amount recognized in OCI	(626)	194	354
Total net periodic pension costs (income) recognized in
total comprehensive income, pre-tax	$(522)	$300	$399

The following actuarial assumptions were used to determine benefit obligations:

	December 31,
	2013	2012
Weighted average assumed discount rate	5.10%	4.25%
Assumed rate of annual compensation increases	5.00	4.50

	Qualified Pension Plan		Nonqualified Pension Plans
	Years Ended December 31,		Years Ended December 31,
	2013	2012	2013	2012

	(Dollars in millions)
Projected benefit obligation, beginning of year	$2,548	$2,055	$287	$207
Service cost	139	113	11	7
Interest cost	107	100	12	10
Actuarial (gain) loss	(294)	296	2	70
Benefits paid	(63)	(57)	(8)	(7)
Acquisitions	―	41	―	―
Projected benefit obligation, end of year	$2,437	$2,548	$304	$287
Accumulated benefit obligation, end of year	$2,062	$2,166	$215	$213

	Qualified Pension Plan		Nonqualified Pension Plans
	Years Ended December 31,		Years Ended December 31,
	2013	2012	2013	2012

	(Dollars in millions)
Fair value of plan assets, beginning of year	$2,952	$2,478	$—	$—
Actual return on plan assets	499	295	—	—
Employer contributions	345	202	8	7
Benefits paid	(63)	(57)	(8)	(7)
Acquisitions	—	34	—	—
Fair value of plan assets, end of year	$3,733	$2,952	$—	$—
Funded status at end of year	$1,296	$404	$(304)	$(287)

The following are the pre-tax amounts recognized in AOCI:

	Qualified Pension Plan		Nonqualified Pension Plans
	Years Ended December 31,		Years Ended December 31,
	2013	2012	2013	2012

	(Dollars in millions)
Prior service credit (cost)	$-	$1	$(2)	$(1)
Net actuarial loss	(377)	(993)	(117)	(128)
Net amount recognized	$(377)	$(992)	$(119)	$(129)

The following table presents the amount expected to be amortized from AOCI into net periodic pension cost during 2014:

	Qualified	Nonqualified
	Pension Plan	Pension Plans

	(Dollars in millions)
Net actuarial gain (loss)	$(1)	$(11)
Net amount expected to be amortized in 2014	$(1)	$(11)

Employer contributions to the qualified pension plan are in amounts between the minimum required for funding standard accounts and the maximum amount deductible for federal income tax purposes. Management was not required to make a contribution to the qualified pension plan during 2013; however, management made discretionary contributions of $345 million during 2013 and a discretionary contribution of $110 million during the first quarter of 2014. Management may make additional contributions in 2014. For the nonqualified plans, the employer contributions are based on benefit payments.

The following table reflects the estimated benefit payments for the periods presented:

	Qualified	Nonqualified
	Pension Plan	Pension Plans

	(Dollars in millions)
2014	$70	$11
2015	78	11
2016	86	12
2017	95	13
2018	104	14
2019-2023	673	95

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

BB&T periodically reviews its asset allocation and investment policy and makes changes to its target asset allocation. BB&T has established guidelines within each asset category to ensure the appropriate balance of risk and reward. For the year ended December 31, 2013, the target asset allocations for the plan assets included a range of 40% to 52% for U.S. equity securities, 10% to 20% for international equity securities, 25% to 40% for fixed income securities, and 0% to 12% for alternative investments, which include real estate, hedge funds, private equities and commodities, with any remainder to be held in cash equivalents.

The fair value of the pension plan assets at December 31, 2013 and 2012 by asset category are reflected in the following tables. The three level fair value hierarchy that describes the inputs used to measure these plan assets is defined in Note 17 "Fair Value Disclosures.”

	December 31, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(Dollars in millions)
Cash and cash-equivalents	$74	$74	$—	$—	$89	$89	$—	$—
U.S. equity securities	1,701	1,701	—	—	1,226	1,226	—	—
International equity securities	741	626	115	—	570	462	108	—
Fixed income securities	1,090	94	996	—	951	126	825	—
Alternative investments	101	—	—	101	98	—	—	98
Total plan assets	$3,707	$2,495	$1,111	$101	$2,934	$1,903	$933	$98
125

U.S. equity securities include 3.7 million shares of BB&T common stock valued at $138 million and $107 million at December 31, 2013 and 2012, respectively. International equity securities include a common/commingled fund that consists of assets from several accounts, pooled together, to reduce management and administration costs. Total plan assets exclude accrued income of $26 million and $18 million at December 31, 2013 and 2012, respectively.

The following table presents the activity for Level 3 plan assets, all of which are in alternative investments:

	Years Ended December 31,
	2013	2012	2011

	(Dollars in millions)
Balance at beginning of year	$98	$99	$124
Actual return on plan assets	11	7	9
Purchases, sales and settlements	(8)	(8)	(34)
Balance at end of year	$101	$98	$99

Defined Contribution Plans

BB&T offers a 401(k) Savings Plan and other defined contribution plans that permit employees to contribute from 1% to 50% of their cash compensation. For full-time employees who are 21 years of age or older with one year or more of service, BB&T makes matching contributions of up to 6% of the employee's compensation. BB&T's contribution to the 401(k) Savings Plan and nonqualified defined contribution plans totaled $102 million, $97 million and $85 million for the years ended December 31, 2013, 2012 and 2011, respectively. BB&T also offers defined contribution plans to certain employees of subsidiaries who do not participate in the 401(k) Savings Plan.

Other benefits

There are various other employment contracts, deferred compensation arrangements and covenants not to compete with selected members of management and certain retirees. These plans and their obligations are not material to the financial statements.

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

	December 31,
	2013	2012

	(Dollars in millions)
Letters of credit and financial guarantees written	$4,355	$5,164
Carrying amount of the liability for letter of credit guarantees	39	30

Investments related to affordable housing and historic building rehabilitation projects	1,302	1,223
Amount of future funding commitments included in investments related to affordable
housing and historic rehabilitation projects	464	461
Lending exposure to these affordable housing projects	151	87
Tax credits subject to recapture related to affordable housing projects	250	193

Investments in private equity and similar investments	291	323
Future funding commitments to private equity and similar investments	245	129

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

BB&T invests in certain affordable housing and historic building rehabilitation projects throughout its market area as a means of supporting local communities, and receives tax credits related to these investments. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. BB&T typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. Tax credits are subject to recapture by taxing authorities based on compliance features required to be met at the project level. BB&T’s maximum potential exposure to losses relative to investments in VIEs is generally limited to the sum of the outstanding balance, future funding commitments and any related loans to the entity. Loans to these entities are underwritten in substantially the same manner as are other loans and are generally secured.

BB&T has investments in and future funding commitments to certain private equity and similar investments. BB&T’s risk exposure relating to such commitments is generally limited to the amount of investments and future funding commitments made.

A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or interest rate. For additional disclosures related to BB&T’s derivatives refer to Note 18 “Derivative Financial Instruments.”

BB&T has sold certain mortgage-related loans that contain recourse provisions. These provisions generally require BB&T to reimburse the investor for a share of any loss that is incurred after the disposal of the property. BB&T also issues standard representations and warranties related to mortgage loan sales to GSEs. Refer to Note 6 “Loan Servicing” for additional disclosures related to these exposures.

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

Legal Proceedings

The nature of BB&T’s business ordinarily results in a certain amount of claims, litigation, investigations and legal and administrative cases and proceedings, all of which are considered incidental to the normal conduct of business. BB&T believes it has meritorious defenses to the claims asserted against it in its currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of BB&T and its shareholders.

On at least a quarterly basis, liabilities and contingencies in connection with outstanding legal proceedings are assessed utilizing the latest information available. For those matters where it is probable that BB&T will incur a loss and the amount of the loss can be reasonably estimated, a liability is recorded in the consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments on at least a quarterly basis. For other matters, where a loss is not probable or the amount of the loss is not estimable, legal reserves are not accrued. While the outcome of legal proceedings is inherently uncertain, based on information currently available, advice of counsel and available insurance coverage, management believes that its established legal reserves are adequate and the liabilities arising from legal proceedings will not have a material adverse effect on the consolidated financial position, consolidated results of operations or consolidated cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the consolidated financial position, consolidated results of operations or consolidated cash flows of BB&T.

NOTE 15. Regulatory Requirements and Other Restrictions

Branch Bank is required by the FRB to maintain reserve balances in the form of vault cash or deposits with the FRB based on specified percentages of certain deposit types, subject to various adjustments. At December 31, 2013, the net reserve requirement amounted to $303 million.

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

BB&T is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated pursuant to regulatory directives. BB&T’s capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings and other factors. BB&T is in full compliance with these requirements. Banking regulations also identify five capital categories for insured depository institutions: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2013 and 2012, BB&T and Branch Bank were classified as “well-capitalized.”

Quantitative measures established by regulation to ensure capital adequacy require BB&T to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average tangible assets (leverage ratio).

Risk-based capital ratios, which include Tier 1 Capital, Total Capital and Tier 1 Common Equity, are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets. During the second quarter of 2013, BB&T completed its reevaluation process related to calculating risk-weighted assets and determined that certain additional adjustments were required in order to conform to regulatory guidance. These adjustments resulted in an increase to risk-weighted assets and a decrease in BB&T’s risk-based capital ratios.

	December 31, 2013				December 31, 2012
	Actual Capital		Capital Requirements		Actual Capital		Capital Requirements
	Ratio	Amount	Minimum	Well-Capitalized	Ratio	Amount	Minimum	Well-Capitalized

	(Dollars in millions)
Tier 1 Capital:
BB&T	11.8%	$16,074	$5,460	$8,189	10.5%	$14,373	$5,455	$8,182
Branch Bank	11.9	15,785	5,315	7,973	11.2	14,587	5,202	7,803
Total Capital:
BB&T	14.3	19,514	10,919	13,649	13.4	18,267	10,909	13,637
Branch Bank	13.4	17,872	10,631	13,288	13.0	16,866	10,404	13,005
Leverage Capital:
BB&T	9.3	16,074	6,897	8,621	8.2	14,373	7,001	8,751
Branch Bank	9.4	15,785	5,058	8,429	8.6	14,587	5,099	8,498

As an approved seller/servicer, Branch Bank is required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, GNMA, FHLMC and FNMA. At December 31, 2013 and 2012, Branch Bank’s equity was above all required levels.

NOTE 16. Parent Company Financial Statements

Parent Company
Condensed Balance Sheets
December 31, 2013 and 2012

	December 31,
	2013		2012

	(Dollars in millions)
Assets:
Cash and due from banks	$	―	$4,239
Interest-bearing deposits with banks		5,727	―
AFS securities at fair value		26	27
HTM securities at amortized cost		35	37
Investment in banking subsidiaries		22,314	21,189
Investment in other subsidiaries		1,281	1,837
Advances to / receivables from banking subsidiaries		106	44
Advances to / receivables from other subsidiaries		2,308	2,408
Other assets		194	246
Total assets		$31,991	$30,027

Liabilities and Shareholders' Equity:
Short-term borrowed funds		$24	$37
Short-term borrowed funds due to subsidiaries		50	―
Dividends payable		―	170
Accounts payable and other liabilities		76	30
Long-term debt		9,032	8,567
Total liabilities		9,182	8,804
Total shareholders' equity		22,809	21,223
Total liabilities and shareholders' equity		$31,991	$30,027

Parent Company
Condensed Income Statements
Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011

	(Dollars in millions)
Income:
Dividends from banking subsidiaries	$1,220	$1,720	$620
Dividends from other subsidiaries	79	81	278
Interest and other income from subsidiaries	67	79	107
Other income	14	1	8
Total income	1,380	1,881	1,013
Expenses:
Interest expense	219	239	334
Other expenses	50	52	34
Total expenses	269	291	368

Income before income taxes and equity in
undistributed earnings of subsidiaries	1,111	1,590	645
Income tax benefit	2	20	26
Income before equity in undistributed earnings of subsidiaries	1,113	1,610	671
Equity in undistributed earnings of subsidiaries in excess of
dividends from subsidiaries	616	418	661
Net income	1,729	2,028	1,332

Noncontrolling interests	50	49	43
Dividends on preferred stock	117	63	―
Net income available to common shareholders	$1,562	$1,916	$1,289

Parent Company
Condensed Statements of Comprehensive Income
Years Ended December 31, 2013, 2012 and 2011

	2013		2012		2011

	(Dollars in millions)
Net Income	$1,729		$2,028		$1,332
OCI, Net of Tax:
Change in unrecognized pension and postretirement amounts	(4)		―		―
Change in unrecognized gains (losses) on cash flow hedges	―		(2)		(1)
Other, net	1		1		(8)
Total OCI	(3)		(1)		(9)
Total comprehensive income	$1,726		$2,027		$1,323

Income Tax Effect of Items Included in OCI
Change in unrecognized pension and postretirement amounts	$(1)	$	―	$	―
Change in unrecognized gains (losses) on cash flow hedges	―		(1)		―
Other, net	―		―		(4)

Parent Company
Condensed Statements of Cash Flows
Years Ended December 31, 2013, 2012 and 2011
.
	2013	2012	2011

	(Dollars in millions)
Cash Flows From Operating Activities:
Net income	$1,729	$2,028	$1,332
Adjustments to reconcile net income to net cash provided by
operating activities:
Equity in earnings of subsidiaries in excess of dividends
from subsidiaries	(616)	(418)	(661)
Net change in other assets	95	265	63
Net change in accounts payable and accrued liabilities	42	(71)	(3)
Other, net	(79)	(228)	20
Net cash from operating activities	1,171	1,576	751

Cash Flows From Investing Activities:
Proceeds from sales, calls and maturities of AFS securities	24	26	49
Purchases of AFS securities	(24)	(26)	(48)
Proceeds from maturities, calls and paydowns of HTM securities	2	4	24
Investment in subsidiaries	(4)	(30)	(12)
Advances to subsidiaries	(5,815)	(10,785)	(20,306)
Proceeds from repayment of advances to subsidiaries	5,898	11,325	22,637
Net cash from business combinations	―	51	―
Net cash from divestitures	9	―	―
Net cash from investing activities	90	565	2,344

Cash Flows From Financing Activities:
Net change in long-term debt	499	(2,764)	1,121
Net change in short-term borrowed funds	(13)	(259)	(509)
Net change in advances from subsidiaries	50	(72)	69
Net proceeds from common stock issued	108	15	22
Net proceeds from preferred stock issued	487	2,116	―
Cash dividends paid on common and preferred stock	(912)	(564)	(446)
Other, net	8	62	―
Net cash from financing activities	227	(1,466)	257

Net Change in Cash and Cash Equivalents	1,488	675	3,352
Cash and Cash Equivalents at Beginning of Year	4,239	3,564	212
Cash and Cash Equivalents at End of Year	$5,727	$4,239	$3,564

NOTE 17. Fair Value Disclosures

Various assets and liabilities are carried at fair value, including prime residential mortgage and commercial mortgage loans originated as LHFS. Accounting standards define fair value as the exchange price that would be received on the measurement date to sell an asset or the price paid to transfer a liability in the principal or most advantageous market available to the entity in an orderly transaction between market participants, with a three level valuation input hierarchy.

The following tables present fair value information for assets and liabilities measured on a recurring basis:

December 31, 2013	Total	Level 1		Level 2	Level 3

	(Dollars in millions)
Assets:
Trading securities	$381		$256	$125	$	―
AFS securities:
U.S. Treasury	595		―	595		―
MBS issued by GSE	17,929		―	17,929		―
States and political subdivisions	1,851		―	1,851		―
Non-agency MBS	291		―	291		―
Other	45		10	35		―
Covered	1,393		―	532		861
LHFS	1,222		―	1,222		―
Residential MSRs	1,047		―	―		1,047
Derivative assets:
Interest rate contracts	862		―	859		3
Foreign exchange contracts	2		―	2		―
Private equity and similar investments	291		―	―		291
Total assets	$25,909		$266	$23,441		$2,202

Liabilities:
Derivative liabilities:
Interest rate contracts	$967	$	―	$953		$14
Foreign exchange contracts	3		―	3		―
Short-term borrowings	84		―	84		―
Total liabilities	$1,054	$	―	$1,040		$14

December 31, 2012	Total	Level 1		Level 2	Level 3

	(Dollars in millions)
Assets:
Trading securities	$497		$302	$194	$1
AFS securities:
U.S. Treasury	281		―	281	―
GSE	9		―	9	―
MBS issued by GSE	20,930		―	20,930	―
States and political subdivisions	2,011		―	2,011	―
Non-agency MBS	312		―	312	―
Other	3		2	1	―
Covered	1,591		―	597	994
LHFS	3,761		―	3,761	―
Residential MSRs	627		―	―	627
Derivative assets:
Interest rate contracts	1,446		―	1,391	55
Foreign exchange contracts	4		―	4	―
Private equity and similar investments	323		―	―	323
Total assets	$31,795		$304	$29,491	$2,000

Liabilities:
Derivative liabilities:
Interest rate contracts	$1,434	$	―	$1,433	$1
Foreign exchange contracts	3		―	3	―
Short-term borrowings	98		―	98	―
Total liabilities	$1,535	$	―	$1,534	$1

The following discussion focuses on the valuation techniques and significant inputs for Level 2 and Level 3 assets and liabilities.

A third-party pricing service is generally utilized in determining the fair value of the securities portfolio. Fair value measurements are derived from market-based pricing matrices that were developed using observable inputs that include benchmark yields, benchmark securities, reported trades, offers, bids, issuer spreads and broker quotes. As described by security type below, additional inputs may be used, or some inputs may not be applicable. In the event that market observable data was not available, which would generally occur due to the lack of an active market for a given security, the valuation of the security would be subjective and may involve substantial judgment by management.

Trading securities: Trading securities are composed of various types of debt and equity securities, but the majority consists of debt securities issued by the U.S. Treasury, GSEs, or states and political subdivisions. The valuation techniques used for these investments are more fully discussed below.

U.S. Treasury securities: Treasury securities are valued using quoted prices in active over the counter markets.

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

Covered securities: Covered securities are covered by FDIC loss sharing agreements and consist of re-remic non-agency MBS, municipal securities and non-agency MBS. Covered state and political subdivision securities and certain non-agency MBS are valued in a manner similar to the approach described above for those asset classes. The re-remic non-agency MBS, which are categorized as Level 3, were valued based on broker dealer quotes that reflected certain unobservable market inputs. Sensitivity to changes in the fair value of covered securities is significantly offset by changes in BB&T’s indemnification asset from the FDIC.

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

The following tables summarize activity for level 3 assets and liabilities:

						Private
						Equity and
			Covered	Residential	Net	Similar
Year Ended December 31, 2013	Trading		Securities	MSRs	Derivatives	Investments

	(Dollars in millions)
Balance at January 1, 2013		$1	$994	$627	$54	$323
Total realized and unrealized gains (losses):
Included in earnings:
Interest income		―	37	―	―	―
Mortgage banking income		―	―	229	21	―
Other noninterest income		―	―	―	―	33
Included in unrealized net holding gains (losses) in OCI		―	(14)	―	―	―
Purchases		40	―	―	―	58
Issuances		―	―	336	65	―
Sales		(41)	―	―	―	(59)
Settlements		―	(156)	(145)	(151)	(64)
Balance at December 31, 2013	$	―	$861	$1,047	$(11)	$291

Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held
at December 31, 2013	$	―	$37	$229	$(11)	$22

						Private
						Equity and
			Covered	Residential	Net	Similar
Year Ended December 31, 2012	Trading		Securities	MSRs	Derivatives	Investments

	(Dollars in millions)
Balance at January 1, 2012		$1	$984	$563	$59	$261
Total realized and unrealized gains (losses):
Included in earnings:
Interest income		―	48	―	―	―
Mortgage banking income		―	―	(32)	458	―
Other noninterest income		―	―	―	―	21
Included in unrealized net holding gains (losses) in OCI		―	88	―	―	―
Purchases		4	―	―	―	101
Issuances		―	―	270	308	―
Sales		(4)	―	―	―	(59)
Settlements		―	(126)	(174)	(771)	(1)
Balance at December 31, 2012		$1	$994	$627	$54	$323

Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held
at December 31, 2012	$	―	$48	$(32)	$54	$12

									Private
			States &						Equity and
			Political	Other		Covered	Residential	Net	Similar
Year Ended December 31, 2011	Trading		Subdivisions	Securities		Securities	MSRs	Derivatives	Investments

	(Dollars in millions)
Balance at January 1, 2011		$11	$119		$7	$954	$830	$(25)	$266
Total realized and unrealized gains (losses):
Included in earnings:
Interest income		―	―		―	54	―	―	―
Mortgage banking income		―	―		―	―	(341)	151	―
Other noninterest income		(3)	―		―	―	―	―	64
Included in OCI		―	(9)		(1)	24	―	―	―
Purchases		7	―		―	―	―	―	61
Issuances		―	―		―	―	225	110	―
Sales		(14)	―		―	―	―	―	(112)
Settlements		―	(53)		(1)	(48)	(151)	(177)	(15)
Transfers into Level 3		―	―		―	―	―	―	1
Transfers out of Level 3		―	(57)		(5)	―	―	―	(4)
Balance at December 31, 2011		$1	$ ―	$	―	$984	$563	$59	$261

Change in unrealized gains (losses)
included in earnings for the period,
attributable to assets and liabilities
still held at December 31, 2011	$	―	$ ―	$	―	$54	$(341)	$59	$39

BB&T’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of a reporting period. During the years ended December 31, 2013 and 2012, BB&T did not have any material transfer of securities between levels in the fair value hierarchy. During the year ended December 31, 2011, BB&T transferred certain state and political subdivision securities out of Level 3 as a result of management’s decision to reclassify them from AFS to HTM classification, which is not recorded at fair value. There were no gains or losses recognized as a result of this transfer.

BB&T’s private equity and similar investments are primarily in SBIC qualified funds, which focus on equity and subordinated debt investments in privately-held middle market companies. These investments generally are not redeemable and distributions are received as the underlying assets of the funds liquidate. The timing of distributions, which are expected to occur on various dates through 2025, is uncertain and dependent on various events such as recapitalizations, refinance transactions and ownership changes among others. Excluding the investment of future funds, BB&T estimates these investments have a weighted average remaining life of approximately three years; however, the timing and amount of distributions may vary significantly. As of December 31, 2013, restrictions on the ability to sell the investments include, but are not limited to, consent of a majority member or general partner approval for transfer of ownership. BB&T’s investments are spread over numerous privately-held middle market companies, and thus the sensitivity to a change in fair value for any single investment is limited. The significant unobservable inputs for these investments are EBITDA multiples that ranged from 2x to 10x, with a weighted average of 7x, at December 31, 2013.

The following table details the fair value and UPB of LHFS that were elected to be carried at fair value:

	December 31, 2013			December 31, 2012
	Fair	Aggregate		Fair	Aggregate
	Value	UPB	Difference	Value	UPB	Difference

(Dollars in millions)
LHFS reported at fair value	$1,222	$1,223	$(1)	$3,761	$3,652	$109

Excluding government guaranteed, there were no LHFS that were nonaccrual or 90 days or more past due and still accruing interest.

The following table provides information about certain financial assets measured at fair value on a nonrecurring basis, which are considered to be Level 3 assets (excludes covered):

	As Of / For The Year Ended December 31,
	2013		2012
	Carrying Value	Valuation Adjustments	Carrying Value	Valuation Adjustments

	(Dollars in millions)
Impaired loans	$50	$(41)	$137	$(109)
Foreclosed real estate	71	(6)	107	(147)

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

Cash and cash equivalents and restricted cash: For these short-term instruments, the carrying amounts are a reasonable estimate of fair values.

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

FDIC loss share receivable/payable: The fair values of the receivable and payable are estimated using discounted cash flow analyses, applying a risk free interest rate that is adjusted for the uncertainty in the timing and amount of these cash flows. The expected cash flows to/from the FDIC related to loans were estimated using the same assumptions that were used in determining the accounting values for the related loans. The expected cash flows to/from the FDIC related to securities are based upon the fair value of the related securities and the payment that would be required if the securities were sold for that amount. The loss share agreements are not transferrable and, accordingly, there is no market for the receivable or payable.

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

Financial assets and liabilities not recorded at fair value are summarized below:

	Carrying	Total
December 31, 2013	Amount	Fair Value	Level 2	Level 3

	(Dollars in millions)
Financial assets:
HTM securities	$18,101	$17,530	$17,491	$39
Loans and leases, net of ALLL excluding covered loans	112,264	112,261	―	112,261
Covered loans, net of ALLL	1,921	2,200	―	2,200
FDIC loss share receivable	843	464	―	464

Financial liabilities:
Deposits	127,475	127,810	127,810	―
FDIC loss share payable	669	652	―	652
Long-term debt	21,493	22,313	22,313	―

	Carrying	Total
December 31, 2012	Amount	Fair Value	Level 2	Level 3

	(Dollars in millions)
Financial assets:
HTM securities	$13,594	$13,848	$13,810	$38
Loans and leases, net of ALLL excluding covered loans	109,419	109,621	―	109,621
Covered loans, net of ALLL	3,166	3,661	―	3,661
FDIC loss share receivable	1,106	751	―	751

Financial liabilities:
Deposits	133,075	133,377	133,377	―
FDIC loss share payable	627	602	―	602
Long-term debt	19,114	20,676	20,676	―

The following is a summary of selected information pertaining to off-balance sheet financial instruments:

	December 31, 2013		December 31, 2012
	Notional/		Notional/
	Contract		Contract
	Amount	Fair Value	Amount	Fair Value

	(Dollars in millions)
Commitments to extend, originate or purchase credit	$45,333	$86	$41,410	$74
Residential mortgage loans sold with recourse	783	13	1,019	12
Other loans sold with recourse	4,594	9	4,970	13
Letters of credit and financial guarantees written	4,355	39	5,164	30

NOTE 18. Derivative Financial Instruments

Derivative Classifications and Hedging Relationships

		December 31, 2013				December 31, 2012
	Hedged Item or	Notional	Fair Value			Notional	Fair Value
	Transaction	Amount	Gain		Loss	Amount	Gain		Loss

		(Dollars in millions)
Cash flow hedges:
Interest rate contracts:
Pay fixed swaps	3 mo. LIBOR funding	$4,300	$	―	$(203)	$6,035	$	―	$(298)

Fair value hedges:
Interest rate contracts:
Receive fixed swaps and option trades	Long-term debt	6,822		102	(3)	800		182	―
Pay fixed swaps	Commercial loans	178		―	(3)	187		―	(7)
Pay fixed swaps	Municipal securities	345		―	(83)	345		―	(153)
Total		7,345		102	(89)	1,332		182	(160)

Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Receive fixed swaps		8,619		370	(37)	9,352		687	―
Pay fixed swaps		8,401		31	(396)	9,464		―	(717)
Other		2,010		8	(10)	3,400		24	(28)
Foreign exchange contracts		384		2	(3)	534		4	(3)
Total		19,414		411	(446)	22,750		715	(748)

Mortgage banking:
Interest rate contracts:
Interest rate lock commitments		1,869		3	(14)	6,064		55	(1)
When issued securities, forward rate agreements and forward
	commitments	3,100		34	(7)	8,886		10	(19)
Other		531		8	(7)	215		6	(2)
Total		5,500		45	(28)	15,165		71	(22)

MSRs:
Interest rate contracts:
Receive fixed swaps		6,139		36	(141)	5,178		110	(27)
Pay fixed swaps		5,449		89	(29)	5,389		7	(94)
Option trades		9,415		181	(31)	14,510		363	(88)
Futures contracts		―		―	―	30		―	―
When issued securities, forward rate agreements and forward
	commitments	1,756		―	(3)	2,406		2	―
Total		22,759		306	(204)	27,513		482	(209)
	Total nonhedging derivatives	47,673		762	(678)	65,428		1,268	(979)
Total derivatives		$59,318		864	(970)	$72,795		1,450	(1,437)

Gross amounts not offset in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements not offset due to policy election				(514)	514			(797)	797
Cash collateral (received) posted				(44)	386			(41)	607
Net amount				$306	$(70)			$612	$(33)
138

Assets and liabilities related to derivatives are presented on a gross basis in the Consolidated Balance Sheets. Cash collateral posted for derivative instruments in a loss position is reported as Restricted cash. Derivatives with dealer counterparties are governed by the terms of ISDA master netting agreements and Credit Support Annexes. The ISDA Agreement allows counterparties to offset trades in a gain against trades in a loss to determine net exposure and allows for the right of setoff in the event of either a default or an additional termination event. Credit Support Annexes govern the terms of daily collateral posting practices. Collateral practices mitigate the potential loss impact to affected parties by requiring liquid collateral to be posted on a scheduled basis to secure the aggregate net unsecured exposure. In addition to collateral, the right of setoff allows counterparties to offset derivative values transacted with a defaulting party with certain other contractual receivables from or obligations due to the defaulting party in determining the net termination amount. No portion of the change in fair value of the derivatives has been excluded from effectiveness testing. The ineffective portion was immaterial for all periods presented.

The Effect of Derivative Instruments on the Consolidated Statements of Income
Years Ended December 31, 2013, 2012 and 2011

	Effective Portion
	Pre-tax Gain (Loss)			Location of	Pre-tax Gain (Loss) Reclassified
	Recognized in OCI			Amounts Reclassified	from AOCI into Income
	2013	2012	2011	from AOCI into Income	2013	2012	2011

	(Dollars in millions)
Cash Flow Hedges:
Interest rate contracts	$204	$(84)	$(225)	Total interest income	$ ―	$11	$26
				Total interest expense	(77)	(72)	(72)
					$(77)	$(61)	$(46)

					Pre-tax Gain (Loss)
				Location of Amounts	Recognized in Income
				Recognized in Income	2013	2012	2011

					(Dollars in millions)
Fair Value Hedges:
Interest rate contracts				Total interest income	$(21)	$(21)	$(21)
				Total interest expense	141	288	314
					$120	$267	$293
Not Designated as Hedges:
Client-related and other risk management:
Interest rate contracts				Other income	$26	$35	$10
Foreign exchange contracts				Other income	11	9	6
Mortgage Banking:
Interest rate contracts				Mortgage banking income	(27)	59	(70)
MSRs:
Interest rate contracts				Mortgage banking income	(197)	128	394
					$(187)	$231	$340

The following table provides a summary of derivative strategies and the related accounting treatment:

	Cash Flow Hedges	Fair Value Hedges	Derivatives Not Designated as Hedges

Risk exposure	Variability in cash flows of interest payments on floating rate business loans, overnight funding, FHLB advances, medium-term bank notes and long-term debt.	Losses in value on fixed rate long-term debt, CDs, FHLB advances, loans and state and political subdivision securities due to changes in interest rates.	Risk associated with an asset or liability, including mortgage banking operations and MSRs, or for client needs. Includes exposure to changes in market rates and conditions subsequent to the interest rate lock and funding date for mortgage loans originated for sale.

Risk management objective	Hedge the variability in the interest payments and receipts on future cash flows for forecasted transactions related to the first unhedged payments and receipts of variable interest.	Convert the fixed rate paid or received to a floating rate, primarily through the use of swaps.	For interest rate lock commitment derivatives and LHFS, use mortgage-based derivatives such as forward commitments and options to mitigate market risk. For MSRs, mitigate the income statement effect of changes in the fair value of the MSRs.

Treatment for portion that is highly effective	Recognized in OCI until the related cash flows from the hedged item are recognized in earnings.	Recognized in current period income along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged.	Entire change in fair value recognized in current period income.

Treatment for portion that is ineffective	Recognized in current period income.	Recognized in current period income.	Not applicable

Treatment if hedge ceases to be highly effective or is terminated	Hedge is dedesignated. Effective changes in value that are recorded in OCI before dedesignation are amortized to yield over the period the forecasted hedged transactions impact earnings.	If hedged item remains outstanding, termination proceeds are included in cash flows from financing activities and effective changes in value are reflected as part of the carrying value of the financial instrument and amortized to earnings over its estimated remaining life.	Not applicable

Treatment if transaction is no longer probable of occurring during forecast period or within a short period thereafter	Hedge accounting is ceased and any gain or loss in OCI is reported in earnings immediately.	Not applicable	Not applicable

The following table presents information about BB&T's cash flow hedges:

	December 31,
	2013		2012

	(Dollars in millions)
Cash flow hedges:
Net unrecognized after-tax gain (loss), including both active and terminated
hedges, on derivatives classified as cash flow hedges recorded in OCI	$2		$(173)
Estimated after-tax gain (loss) to be reclassified from OCI into earnings during the
next 12 months, including active hedges and hedges that were terminated early for which the forecasted transactions are still probable	(50)		(37)
Maximum length of time over which the entity has hedged a portion of its
variability in future cash flows for forecasted transactions excluding those transactions relating to the payment of variable interest on existing financial instruments.	7	yrs	― yrs

The following table presents information about BB&T's terminated hedge activity:

	Year Ended December 31,
	2013		2012

	(Dollars in millions)
Cash flow hedges:
Pre-tax deferred gain from terminated cash flow hedges recorded in OCI	$198		$ ―

Fair value hedges:
Pre-tax deferred gain from terminated fair value hedges related to long-term debt	―		85
Pre-tax reduction of interest expense recognized from previously
unwound fair value debt hedges	89		256

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

	December 31,
	2013	2012

	(Dollars in millions)
Cash collateral received from dealer counterparties	$44	$44
Derivatives in a net gain position secured by that collateral	46	42
Unsecured positions in a net gain with dealer counterparties after collateral postings	3	―

Cash collateral posted to dealer counterparties	356	603
Derivatives in a net loss position secured by that collateral	357	610
Additional collateral that would have been posted had BB&T's credit ratings
dropped below investment grade	4	10

Cash collateral, including initial margin, posted to central clearing parties	43	111
Derivatives in a net loss position secured by that collateral	43	7
Securities pledged to central clearing parties	82	―

NOTE 19. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

	Years Ended December 31,
	2013	2012	2011

	(Dollars in millions, except per share data,
	shares in thousands)
Net income available to common shareholders	$1,562	$1,916	$1,289

Weighted average number of common shares	703,042	698,739	696,532
Effect of dilutive outstanding equity-based awards	11,321	10,138	8,636
Weighted average number of diluted common shares	714,363	708,877	705,168

Basic EPS	$2.22	$2.74	$1.85

Diluted EPS	$2.19	$2.70	$1.83

Anti-dilutive awards	28,456	36,589	40,895

NOTE 20. Operating Segments

BB&T's operations are divided into six reportable business segments that have been identified based on BB&T’s organizational structure. The segments require unique technology and marketing strategies and offer different products and services through a number of distinct branded LOBs. While BB&T is managed as an integrated organization, individual executive managers are held accountable for the operations of these business segments.

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

The management accounting process uses various estimates and allocation methodologies to measure the performance of the operating segments. To determine financial performance for each segment, BB&T allocates capital, funding charges and credits, an allocated provision for loan and lease losses, certain noninterest expenses and income tax provisions to each segment, as applicable. To promote revenue growth, certain revenues are reflected in noninterest income in the individual segment results and also allocated to Community Banking and Financial Services. These allocated revenues are reflected in intersegment net referral fees and eliminated in Other, Treasury and Corporate. Additionally certain client groups of Community Banking have also been identified as clients of other LOBs within the business segments. These client groups include the commercial clients being serviced within the Commercial Finance LOB that is part of the Specialized Lending segment and the identified wealth and private banking clients of the Wealth Division within the Financial Services segment. The net interest income and associated net FTP associated with these customers’ loans and deposits is accounted for in Community Banking in the respective line categories of net interest income (expense) and net intersegment interest income (expense). For the Commercial Finance LOB and the Wealth Division, NIM and net intersegment interest income have been combined in the net intersegment interest income (expense) line with an appropriate offsetting amount to the Other, Treasury, and Corporate line item to ensure consolidated totals reflect the Company’s total NIM for loans and deposits. Allocation methodologies are subject to periodic adjustment as the internal management accounting system is revised and business or product lines within the segments change. Also, because the development and application of these methodologies is a dynamic process, the financial results presented may be periodically revised.

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

The allocated provision for loan and lease losses is also allocated to the relevant segments based on management’s assessment of the segments’ credit risks. The allocated provision is designed to achieve a high degree of correlation between the loan loss experience and the GAAP basis provision at the segment level, while at the same time providing management with a measure of operating performance that gives appropriate consideration to the risks inherent in each of the Company’s operating segments. Any over or under allocated provision for loan and lease losses is reflected in Other, Treasury and Corporate to arrive at consolidated results.

BB&T allocates expenses to the reportable segments based on various methodologies, including volume and amount of loans and deposits and the number of full-time equivalent employees. Allocation systems are refined from time to time along with further identification of certain cost pools. These cost pools and refinements are implemented to provide for improved managerial reporting of cost to the appropriate business segments. A portion of corporate overhead expense is not allocated, but is retained in corporate accounts and reflected as Other, Treasury and Corporate in the accompanying tables. The majority of depreciation expense is recorded in support units and allocated to the segments as part of allocated corporate expense. Income taxes are allocated to the various segments based on taxable income and statutory rates applicable to the segment.

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

Specialized Lending

BB&T's Specialized Lending consists of LOBs and subsidiaries that provide specialty finance products to consumers and businesses. The LOBs include Commercial Finance and Governmental Finance. Commercial Finance structures and manages asset-based working capital financing, supply chain financing, export-import finance, accounts receivable management and credit enhancement. Commercial Finance also contains the Mortgage Warehouse Lending business, which provides short-term lending solutions to finance first-lien residential mortgage loans held for sale by independent mortgage companies. Governmental Finance provides tax-exempt financing to meet the capital project needs of local governments. Operating subsidiaries include BB&T Equipment Finance, which provides equipment leasing largely within BB&T’s banking footprint; Sheffield Financial, a dealer-based financer of equipment for both small businesses and consumers; Prime Rate Premium Finance Corporation, which includes AFCO and CAFO, insurance premium finance LOBs that provide funding to businesses in the United States and Canada and to consumers in certain markets within BB&T’s banking footprint; and Grandbridge, a full-service commercial mortgage banking lender providing loans on a national basis. Lendmark Financial Services, a direct consumer finance lending company, was sold during the fourth quarter of 2013, resulting in the sale of $500 million of loans and the transfer of $230 million of loans to Residential Mortgage Banking. Branch Bank clients as well as nonbank clients within and outside BB&T’s primary geographic market area are served by these LOBs. The Community Banking segment receives credit for referrals to these LOBs with the corresponding charge retained as part of Other, Treasury and Corporate in the accompanying tables.

Insurance Services

BB&T's insurance agency / brokerage network is the sixth largest in the world. Insurance Services provides property and casualty, employee benefits and life insurance to businesses and individuals. It also provides small business and corporate services, such as workers compensation and professional liability, as well as surety coverage and title insurance. In addition, Insurance Services underwrites a limited amount of property and casualty coverage. Community Banking and Financial Services receive credit for insurance commissions on referred accounts, with the corresponding charge retained in the corporate office, which is reflected as part of Other, Treasury and Corporate in the accompanying tables.

Financial Services

Financial Services provides personal trust administration, estate planning, investment counseling, wealth management, asset management, corporate retirement services, corporate banking and corporate trust services. Financial Services also offers clients investment alternatives, including discount brokerage services, equities, fixed-rate and variable-rate annuities, mutual funds and governmental and municipal bonds through BB&T Investment Services, Inc., a subsidiary of Branch Bank.

Financial Services includes BB&T Securities, a full-service brokerage and investment banking firm that provides services in retail brokerage, equity and debt underwriting, investment advice, corporate finance and equity research and facilitates the origination, trading and distribution of fixed-income securities and equity products in both the public and private capital markets. BB&T Securities also has a public finance department that provides investment banking services, financial advisory services and municipal bond financing to a variety of regional taxable and tax-exempt issuers.

Financial Services includes a group of BB&T-sponsored private equity and mezzanine investment funds that invests in privately owned middle-market operating companies to facilitate growth or ownership transition while leveraging the Community Banking network for referrals and other bank services. Financial Services also includes the Corporate Banking Division that originates and services large corporate relationships, syndicated lending relationships and client derivatives. Community Banking receives an interoffice credit for referral fees, with the corresponding charge reflected as part of Other, Treasury and Corporate in the accompanying tables. Also captured within the net intersegment interest income for Financial Services is the NIM for the loans and deposits assigned to the Wealth Management Division that are housed in the Community Bank.

Other, Treasury and Corporate

Other, Treasury and Corporate is the combination of the Other segment that represents operating entities that do not meet the quantitative or qualitative thresholds for disclosure; BB&T’s Treasury function, which is responsible for the management of the securities portfolios, overall balance sheet funding and liquidity, and overall management of interest rate risk; the corporate support functions that have not been allocated to the business segments; merger-related charges or credits that are incurred as part of the acquisition and conversion of acquired entities; nonrecurring charges that are considered to be unusual in nature or infrequent and not reflective of the normal operations of the segments; and intercompany eliminations including intersegment net referral fees and net intersegment interest income (expense).

The substantial majority of the loan portfolio acquired in the Colonial acquisition is covered by loss sharing agreements with the FDIC and is managed outside of the Community Banking segment. The assets and related interest income from this loan portfolio have an expected finite business life and are therefore included in the Other, Treasury and Corporate segment. Results for BankAtlantic were included in the Other, Treasury and Corporate segment until the system conversion in October 2012. Historically, performance results of bank acquisitions prior to system conversion are reported in this segment and on a post-conversion date are reported in the Community Banking segment.

Segment Asset Transfer

During January 2014, approximately $8.3 billion of home equity loans and lines were transferred from Community Banking to Residential Mortgage Banking based on a change in how these loans will be managed as a result of new qualified mortgage regulations. The following tables disclose selected financial information with respect to BB&T's reportable business segments before the loan transfer and on a pro-forma basis subsequent to the loan transfer.

The following table presents segment information prior to the realignment of certain operating segments.

BB&T Corporation
Reportable Segments - Before Realignment
Years Ended December 31, 2013, 2012 and 2011

	Community Banking			Residential Mortgage Banking			Dealer Financial Services			Specialized Lending
	2013	2012	2011	2013	2012	2011	2013	2012	2011	2013	2012	2011

	(Dollars in millions)
Net interest income (expense)	$2,129	$2,084	$1,937	$1,168	$1,149	$1,024	$834	$844	$852	$678	$701	$636
Net intersegment interest income (expense)	1,085	1,293	1,579	(747)	(772)	(734)	(159)	(196)	(270)	(126)	(139)	(171)
Segment net interest income	3,214	3,377	3,516	421	377	290	675	648	582	552	562	465

Allocated provision for loan and lease losses	246	665	589	34	95	320	214	164	125	85	135	72
Noninterest income	1,202	1,136	1,031	484	754	351	4	7	7	231	229	211
Intersegment net referral fees (expense)	160	178	121	(1)	―	―	―	―	―	―	―	―
Noninterest expense	1,701	1,827	2,356	344	389	297	108	101	90	255	259	233
Amortization of intangibles	36	37	47	―	―	―	―	1	1	5	5	6
Allocated corporate expenses	1,040	1,026	901	68	55	48	29	36	37	66	79	72
Income (loss) before income taxes	1,553	1,136	775	458	592	(24)	328	353	336	372	313	293
Provision (benefit) for income taxes	571	414	278	174	225	(9)	125	135	127	97	69	58
Segment net income (loss)	$982	$722	$497	$284	$367	$(15)	$203	$218	$209	$275	$244	$235

Identifiable segment assets (period end)	$63,145	$62,821	$59,167	$27,664	$29,503	$25,614	$11,526	$10,264	$9,874	$17,629	$18,907	$16,773

	Insurance Services			Financial Services			Other, Treasury and Corporate (1)			Total BB&T Corporation
	2013	2012	2011	2013	2012	2011	2013	2012	2011	2013	2012	2011

	(Dollars in millions)
Net interest income (expense)	$3	$3	$2	$150	$123	$108	$654	$953	$948	$5,616	$5,857	$5,507
Net intersegment interest income (expense)	6	4	5	297	326	250	(356)	(516)	(659)	―	―	―
Segment net interest income	9	7	7	447	449	358	298	437	289	5,616	5,857	5,507

Allocated provision for loan and lease losses	―	―	―	19	13	(1)	(6)	(15)	85	592	1,057	1,190
Noninterest income	1,535	1,365	1,041	743	719	683	(262)	(390)	(211)	3,937	3,820	3,113
Intersegment net referral fees (expense)	―	―	―	36	39	30	(195)	(217)	(151)	―	―	―
Noninterest expense	1,135	1,016	786	617	643	575	1,571	1,483	1,366	5,731	5,718	5,703
Amortization of intangibles	61	61	42	3	3	3	1	3	―	106	110	99
Allocated corporate expenses	96	82	72	99	93	74	(1,398)	(1,371)	(1,204)	―	―	―
Income (loss) before income taxes	252	213	148	488	455	420	(327)	(270)	(320)	3,124	2,792	1,628
Provision (benefit) for income taxes	85	70	46	183	171	156	160	(320)	(360)	1,395	764	296
Segment net income (loss)	$167	$143	$102	$305	$284	$264	$(487)	$50	$40	$1,729	$2,028	$1,332

Identifiable segment assets (period end)	$2,990	$3,297	$2,350	$10,434	$9,283	$7,497	$49,622	$50,424	$53,736	$183,010	$184,499	$175,011

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

The following table presents segment information after the realignment of certain operating segments.

BB&T Corporation
Reportable Segments - After Realignment
Years Ended December 31, 2013, 2012 and 2011

	Community Banking			Residential Mortgage Banking			Dealer Financial Services			Specialized Lending
	2013	2012	2011	2013	2012	2011	2013	2012	2011	2013	2012	2011

	(Dollars in millions)
Net interest income (expense)	$1,712	$1,669	$1,555	$1,585	$1,564	$1,406	$834	$844	$852	$678	$701	$636
Net intersegment interest income (expense)	1,341	1,565	1,844	(1,003)	(1,044)	(999)	(159)	(196)	(270)	(126)	(139)	(171)
Segment net interest income	3,053	3,234	3,399	582	520	407	675	648	582	552	562	465

Allocated provision for loan and lease losses	276	586	529	4	174	380	214	164	125	85	135	72
Noninterest income	1,202	1,135	1,031	484	755	351	4	7	7	231	229	211
Intersegment net referral fees (expense)	173	190	131	(1)	―	―	―	―	―	―	―	―
Noninterest expense	1,683	1,800	2,334	361	416	320	108	101	90	255	259	233
Amortization of intangibles	36	37	47	―	―	―	―	1	1	5	5	6
Allocated corporate expenses	1,035	1,022	897	73	59	52	29	36	37	66	79	72
Income (loss) before income taxes	1,398	1,114	754	627	626	6	328	353	336	372	313	293
Provision (benefit) for income taxes	513	406	270	237	238	2	125	135	127	97	69	58
Segment net income (loss)	$885	708	484	390	388	4	203	218	209	275	244	235

Identifiable segment assets (period end)	$54,602	$54,731	52,368	36,207	37,593	32,413	11,526	10,264	9,874	17,629	18,907	16,773

	Insurance Services			Financial Services			Other, Treasury and Corporate (1)			Total BB&T Corporation
	2013	2012	2011	2013	2012	2011	2013	2012	2011	2013	2012	2011

	(Dollars in millions)
Net interest income (expense)	$3	$3	$2	$129	$106	$98	$675	$970	$958	$5,616	$5,857	$5,507
Net intersegment interest income (expense)	6	4	5	310	337	257	(369)	(527)	(666)	―	―	―
Segment net interest income	9	7	7	439	443	355	306	443	292	5,616	5,857	5,507

Allocated provision for loan and lease losses	―	―	―	17	11	(2)	(4)	(13)	86	592	1,057	1,190
Noninterest income	1,535	1,365	1,041	743	719	683	(262)	(390)	(211)	3,937	3,820	3,113
Intersegment net referral fees (expense)	―	―	―	36	39	30	(208)	(229)	(161)	―	―	―
Noninterest expense	1,135	1,016	786	617	643	575	1,572	1,483	1,365	5,731	5,718	5,703
Amortization of intangibles	61	61	42	3	3	3	1	3	―	106	110	99
Allocated corporate expenses	96	82	72	99	93	74	(1,398)	(1,371)	(1,204)	―	―	―
Income (loss) before income taxes	252	213	148	482	451	418	(335)	(278)	(327)	3,124	2,792	1,628
Provision (benefit) for income taxes	85	70	46	181	169	155	157	(323)	(362)	1,395	764	296
Segment net income (loss)	$167	$143	102	301	282	263	(492)	45	35	$1,729	$2,028	$1,332

Identifiable segment assets (period end)	$2,990	$3,297	2,350	9,876	8,845	7,243	50,180	50,862	53,990	$183,010	$184,499	$175,011

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.
147

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 26, 2014:

BB&T Corporation
(Registrant)
/s/ Kelly S. King
Kelly S. King
Chairman and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 26, 2014:

/s/ Kelly S. King
Kelly S. King
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Daryl N. Bible
Daryl N. Bible
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Cynthia B. Powell
Cynthia B. Powell
Executive Vice President and
Corporate Controller
(Principal Accounting Officer)

A Majority of the Directors of the Registrant are included:

/s/ Kelly S. King	/s/ Nido R. Qubein

Kelly S. King	Nido R. Qubein
Chairman and Chief Executive Officer	Director

/s/ John A. Allison IV	/s/ Tollie W. Rich, Jr.

John A. Allison IV	Tollie W. Rich, Jr.
Director	Director

/s/ Jennifer S. Banner	/s/ Thomas E. Skains

Jennifer S. Banner	Thomas E. Skains
Director	Director

/s/ K. David Boyer Jr.

K. David Boyer Jr.	Thomas N. Thompson
Director	Director

/s/ Anna R. Cablik	/s/ Edwin H. Welch, Ph.D.

Anna R. Cablik	Edwin H. Welch, Ph.D.
Director	Director

/s/ Ronald E. Deal	/s/ Stephen T. Williams

Ronald E. Deal	Stephen T. Williams
Director	Director

/s/ James A. Faulkner

James A. Faulkner
Director

/s/ I. Patricia Henry

I. Patricia Henry
Director

/s/ John P. Howe III, M.D.

John P. Howe III, M.D.
Director

/s/ Eric C. Kendrick

Eric C. Kendrick
Director

/s/ Louis B. Lynn

Dr. Louis B. Lynn
Director

/s/ Edward C. Milligan

Edward C. Milligan
Director

/s/ Charles A. Patton

Charles A. Patton
Director

EXHIBIT INDEX

Exhibit No.	Description	Location
2.1	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Colonial Bank, Montgomery, Alabama, the Federal Deposit Insurance Corporation and Branch Banking and Trust Company, dated as of August 14, 2009.	Incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed August 17, 2009.
3(i)	Articles of Incorporation of the Registrant, as amended and restated April 25, 2013, and as further amended April 26, 2013.	Incorporated herein by reference to Exhibit 3 (i) of the Quarterly Report on Form 10-Q, filed May 2, 2013.
3(ii)	Bylaws of the Registrant, as amended and restated December 17, 2013.	Incorporated herein by reference to Exhibit 3(ii) of the Current Report on Form 8-K, filed December 19, 2013.
4.1	Articles of Incorporation of the Registrant, as amended and restated April 25, 2013, and as further amended April 26, 2013.	Incorporated herein by reference to Exhibit 3 (i) of the Quarterly Report on Form 10-Q, filed May 2, 2013.
4.2	Indenture Regarding Senior Securities (including form of Senior Debt Security) between Registrant and U.S. Bank National Association (as successor in interest to State Street Bank and Trust Company), as trustee, dated as of May 24, 1996.	Incorporated herein by reference to Exhibit 4(c) of Form S-3 Registration Statement No. 333-02899.
4.3	First Supplemental Indenture, dated May 4, 2009, to the Indenture Regarding Senior Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed May 4, 2009.
4.4	Indenture Regarding Subordinated Securities (including Form of Subordinated Debt Security) between the Registrant and U.S. Bank National Association (as successor in interest to State Street Bank and Trust Company), as trustee, dated as of May 24, 1996.	Incorporated herein by reference to Exhibit 4(d) of Form S-3 Registration Statement No. 333-02899.
4.5	First Supplemental Indenture, dated as of December 23, 2003, to the Indenture Regarding Subordinated Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.5 of the Annual Report on Form 10-K, filed February 27, 2009.
4.6	Second Supplemental Indenture, dated as of September 24, 2004, to the Indenture Regarding Subordinated Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.7 of the Annual Report on Form 10-K, filed February 26, 2010.
4.7	Third Supplemental Indenture, dated May 4, 2009, to the Indenture Regarding Subordinated Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.6 of the Current Report on Form 8-K, filed May 4, 2009.
10.1*	BB&T Corporation Amended and Restated Non-Employee Directors’ Deferred Compensation and Stock Option Plan (amended and restated January 1, 2005).	Incorporated herein by reference to Exhibit 10.1 of the Annual Report on Form 10-K, filed February 28, 2008.
10.2*†	Form of Non-Employee Director Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated Non-Employee Directors’ Deferred Compensation and Stock Option Plan.	Incorporated herein by reference to Exhibit 10.2 of the Annual Report on Form 10-K, filed February 25, 2011.
150

Exhibit No.	Description	Location
10.3*	BB&T Corporation 1995 Omnibus Stock Incentive Plan (as amended and restated through February 25, 2003).	Incorporated herein by reference to Exhibit 99 of Form S-8 Registration Statement No. 333-116502.
10.4*	2008 Declaration of Amendment to BB&T Corporation 1995 Omnibus Stock Incentive Plan.	Incorporated herein by reference to Exhibit 10.2.a of the Annual Report on Form 10-K, filed February 27, 2009.
10.5*	409A Declaration of Amendment to BB&T Corporation 1995 Omnibus Stock Incentive Plan.	Incorporated herein by reference to Exhibit 10.2.b of the Annual Report on Form 10-K, filed February 27, 2009.
10.6*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation 1995 Omnibus Stock Incentive Plan, as amended and restated.	Incorporated herein by reference to Exhibit 10.5 of the Annual Report on Form 10-K, filed February 25, 2011.
10.7*	BB&T Corporation Amended and Restated 2004 Stock Incentive Plan, as amended (as amended through February 24, 2009).	Incorporated herein by reference to the Appendix to the Proxy Statement for the 2009 Annual Meeting of Shareholders on Schedule 14A, filed March 13, 2009.
10.8*	Form of Restricted Stock Unit Agreement (Performance-Based Vesting Component) for Executive Officers under the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (June 2010 Performance Award).	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed June 25, 2010.
10.9*	Form of Performance Unit Award Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (3-Year Vesting).	Incorporated herein by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q, filed May 7, 2010.
10.10*	Form of Non-Employee Director Restricted Stock Unit Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (5-Year Vesting).	Incorporated herein by reference to Exhibit 10.6 of the Annual Report on Form 10-K, filed February 28, 2008.
10.11*	Form of Non-Employee Director Restricted Stock Unit Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting).	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed May 7, 2010.
10.12*	Form of Non-Employee Director Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (5-Year Vesting).	Incorporated herein by reference to Exhibit 10.7 of the Annual Report on Form 10-K, filed February 28, 2008.
10.13*	Form of Non-Employee Director Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting).	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed May 7, 2010.
10.14*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (5-Year Vesting).	Incorporated herein by reference to Exhibit 10.8 of the Annual Report on Form 10-K, filed February 28, 2008.
151

Exhibit No.	Description	Location
10.15*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting).	Incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q, filed May 7, 2010.
10.16*	Form of Restricted Stock Unit Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (5-Year Vesting).	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 8, 2009.
10.17*	Form of Restricted Stock Unit Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting).	Incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q, filed May 7, 2010.
10.18*	BB&T Corporation Amended and Restated Short-term Incentive Plan.	Incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K, filed February 27, 2009.
10.19*	First Amendment to BB&T Corporation Short-term Incentive Plan (January 1, 2009 Restatement).	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 7, 2010.
10.20*	Southern National Deferred Compensation Plan for Key Executives including amendments.	Incorporated herein by reference to Exhibit 10.21 of the Annual Report on Form 10-K, filed February 25, 2011.
10.21*	BB&T Corporation Target Pension Plan.	Incorporated herein by reference to Exhibit 10.13 of the Annual Report on Form 10-K, filed February 27, 2009.
10.22*	First Amendment to the BB&T Corporation Target Pension Plan.	Incorporated herein by reference to Exhibit 10.23 of the Annual Report on Form 10-K, filed February 25, 2011.
10.23*†	Second Amendment to the BB&T Corporation Target Pension Plan.	Incorporated herein by reference to Exhibit 10.24 of the Annual Report on Form 10-K, filed February 25, 2011.
10.24*†	Third Amendment to the BB&T Corporation Target Pension Plan.	Incorporated herein by reference to Exhibit 10.25 of the Annual Report on Form 10-K, filed February 25, 2011.
10.25*	BB&T Corporation Non-Qualified Defined Benefit Plan.	Incorporated herein by reference to Exhibit 10.14 of the Annual Report on Form 10-K, filed February 27, 2009.
10.26*	First Amendment to the BB&T Corporation Non-Qualified Defined Benefit Plan.	Incorporated herein by reference to Exhibit 10.25 of the Annual Report on Form 10-K, filed February 25, 2011.
10.27*†	Second Amendment to the BB&T Corporation Non-Qualified Defined Benefit Plan.	Incorporated herein by reference to Exhibit 10.28 of the Annual Report on Form 10-K, filed February 25, 2011.
152

Exhibit No.	Description	Location
10.28*†	Third Amendment to the BB&T Corporation Non-Qualified Defined Benefit Plan.	Incorporated herein by reference to Exhibit 10.29 of the Annual Report on Form 10-K, filed February 25, 2011.
10.29*	BB&T Corporation Non-Qualified Defined Contribution Plan.	Incorporated herein by reference to Exhibit 10.15 of the Annual Report on Form 10-K, filed February 27, 2009.
10.30*	BB&T Corporation Non-Qualified Deferred Compensation Trust Amended and Restated effective November 1, 2001 (including amendments).	Incorporated herein by reference to Exhibit 10.16 of the Annual Report on Form 10-K, filed February 27, 2009.
10.31*	BB&T Corporation Non-Qualified Deferred Compensation Trust Amended and Restated effective November 1, 2001 (including amendments).	Incorporated herein by reference to Exhibit 10.17 of the Annual Report on Form 10-K, filed February 28, 2008.
10.32*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting with Clawback Provision).	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 4, 2012.
10.33*	Form of Employee Restricted Stock Unit Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting with Clawback Provision).	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed May 4, 2012.
10.34*	Form of Performance Unit Award Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (3-Year Vesting 2012 - 2014).	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed May 4, 2012.
10.35*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 2, 2013.
10.36*	Form of Employee Restricted Stock Unit Agreement for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed August 7, 2012.
10.37*	Form of Director Restricted Stock Unit Agreement for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed May 2, 2013.
10.38*	Form of Restricted Stock Unit Agreement (Performance-Based Vesting Component) for Executive Officers under the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed May 2, 2013.
10.39*	Form of LTIP Award Agreement for Executive Officers under the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q, filed May 2, 2013.
10.40*	Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Kelly S. King dated as of December 19, 2012.	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed December 19, 2012.
153

Exhibit No.	Description	Location
10.41*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Christopher L. Henson.	Incorporated herein by reference to Exhibit 10.21 of the Annual Report on Form 10-K, filed February 27, 2009.
10.42*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Daryl N. Bible.	Incorporated herein by reference to Exhibit 10.22 of the Annual Report on Form 10-K, filed February 27, 2009.
10.43*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Ricky K. Brown.	Incorporated herein by reference to Exhibit 10.23 of the Annual Report on Form 10-K, filed February 27, 2009.
10.44*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Barbara F. Duck.	Incorporated herein by reference to Exhibit 10.24 of the Annual Report on Form 10-K, filed February 27, 2009.
10.45*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Donna C. Goodrich.	Incorporated herein by reference to Exhibit 10.25 of the Annual Report on Form 10-K, filed February 27, 2009.
10.46*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Robert E. Greene.	Incorporated herein by reference to Exhibit 10.26 of the Annual Report on Form 10-K, filed February 27, 2009.
10.47*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Clarke R. Starnes, III.	Incorporated herein by reference to Exhibit 10.27 of the Annual Report on Form 10-K, filed February 27, 2009.
10.48*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Steven B. Wiggs.	Incorporated herein by reference to Exhibit 10.28 of the Annual Report on Form 10-K, filed February 27, 2009.
10.49*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and C. Leon Wilson, III.	Incorporated herein by reference to Exhibit 10.29 of the Annual Report on Form 10-K, filed February 27, 2009.
10.50*	2012 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Cynthia A. Williams.	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed November 2, 2012.
10.51*	2012 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and William R. Yates.	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed November 2, 2012.
11	Statement re computation of earnings per share.	Filed herewith as Note 19 to the consolidated financial statements.
12†	Statement re computation of ratios.	Filed herewith.
21†	Subsidiaries of the Registrant.	Filed herewith.
23†	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
154

Exhibit No.	Description	Location
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.
101.INS	XBRL Instance Document.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.

*	Management compensatory plan or arrangement.
†	Exhibit filed with the SEC and available upon request.

155