Form 10-Q
period 2014-03-31
BB&T CORP
filed 2014-04-30
CIK 92230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2014

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

At March 31, 2014, 718,496,658 shares of the Registrant’s common stock, $5 par value, were outstanding.

BB&T CORPORATION
FORM 10-Q
March 31, 2014
INDEX

		Page No.
PART I
Item 1.	Financial Statements
	Consolidated Balance Sheets (Unaudited)	5
	Consolidated Statements of Income (Unaudited)	6
	Consolidated Statements of Comprehensive Income (Unaudited)	7
	Consolidated Statements of Changes in Shareholders' Equity (Unaudited)	8
	Consolidated Statements of Cash Flows (Unaudited)	9
	Notes to Consolidated Financial Statements (Unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3.	Quantitative and Qualitative Disclosures About Market Risk (see Market Risk Management)	59
Item 4.	Controls and Procedures	67
PART II
Item 1.	Legal Proceedings	68
Item 1A.	Risk Factors	68
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	68
Item 3.	Defaults Upon Senior Securities - (not applicable.)
Item 4.	Mine Safety Disclosures - (not applicable.)
Item 5.	Other Information - (none to be reported.)
Item 6.	Exhibits	69
2

Glossary of Defined Terms

The following terms may be used throughout this Report, including the consolidated financial statements and related notes.

Term	Definition
2006 Repurchase Plan	Plan for the repurchase of up to 50 million shares of BB&T’s common stock
ACL	Allowance for credit losses
AFS	Available-for-sale
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income (loss)
BankAtlantic	BankAtlantic, a federal savings association acquired by BB&T from BankAtlantic Bancorp, Inc.
Basel III	Global regulatory standards on bank capital adequacy and liquidity published by the BCBS
BB&T	BB&T Corporation and subsidiaries
BCBS	Basel Committee on Bank Supervision
BHC	Bank holding company
BHCA	Bank Holding Company Act of 1956, as amended
Branch Bank	Branch Banking and Trust Company
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CDI	Core deposit intangible assets
CFPB	Consumer Financial Protection Bureau
Colonial	Collectively, certain assets and liabilities of Colonial Bank acquired by BB&T in 2009
Company	BB&T Corporation and subsidiaries (interchangeable with "BB&T" above)
Council	Financial Stability Oversight Council
CRA	Community Reinvestment Act of 1977
CRE	Commercial real estate
Crump Insurance	The life and property and casualty insurance operations acquired from the Crump Group
DIF	Deposit Insurance Fund administered by the FDIC
Directors’ Plan	Non-Employee Directors’ Stock Option Plan
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings per common share
ERP	Enterprise resource planning
EU	European Union
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHC	Financial Holding Company
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FINRA	Financial Industry Regulatory Authority
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
FTE	Fully taxable-equivalent
FTP	Funds transfer pricing
GAAP	Accounting principles generally accepted in the United States of America
GNMA	Government National Mortgage Association
Grandbridge	Grandbridge Real Estate Capital, LLC
GSE	U.S. government-sponsored enterprise
HTM	Held-to-maturity
IMLAFA	International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001
IPV	Independent price verification
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association, Inc.
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
3

Term	Definition
LOB	Line of business
MBS	Mortgage-backed securities
MRLCC	Market Risk, Liquidity and Capital Committee
MSR	Mortgage servicing right
MSRB	Municipal Securities Rulemaking Board
NIM	Net interest margin
NPA	Nonperforming asset
NPL	Nonperforming loan
NPR	Notice of Proposed Rulemaking
NYSE	NYSE Euronext, Inc.
OAS	Option adjusted spread
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
OTS	Office of Thrift Supervision
OTTI	Other-than-temporary impairment
Parent Company	BB&T Corporation, the parent company of Branch Bank and other subsidiaries
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
Peer Group	Financial holding companies included in the industry peer group index
Reform Act	Federal Deposit Insurance Reform Act of 2005
RMO	Risk Management Organization
RSU	Restricted stock unit
RUFC	Reserve for unfunded lending commitments
S&P	Standard & Poor's
SBIC	Small Business Investment Company
SCAP	Supervisory Capital Assessment Program
SEC	Securities and Exchange Commission
Short-Term Borrowings	Federal funds purchased, securities sold under repurchase agreements and other short-term borrowed funds with original maturities of less than one year
Simulation	Interest sensitivity simulation analysis
TBA	To be announced
TDR	Troubled debt restructuring
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
UPB	Unpaid principal balance
VA	U.S. Department of Veterans Affairs
VaR	Value-at-risk
VIE	Variable interest entity

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share data, shares in thousands)

	March 31,	December 31,
	2014	2013
Assets
Cash and due from banks	$1,722	$1,565
Interest-bearing deposits with banks	354	452
Federal funds sold and securities purchased under resale agreements or similar
arrangements	144	148
Restricted cash	363	422
Trading securities at fair value	525	381
AFS securities at fair value ($1,361 and $1,393 covered by FDIC loss
share at March 31, 2014 and December 31, 2013, respectively)	20,496	22,104
HTM securities (fair value of $20,423 and $17,530 at March 31, 2014
and December 31, 2013, respectively)	20,812	18,101
LHFS at fair value	1,104	1,222
Loans and leases ($1,819 and $2,035 covered by FDIC loss share at March 31,
2014 and December 31, 2013, respectively)	116,528	115,917
ALLL	(1,642)	(1,732)
Loans and leases, net of ALLL	114,886	114,185

Premises and equipment	1,854	1,869
Goodwill	6,824	6,814
Core deposit and other intangible assets	546	569
Residential MSRs at fair value	1,008	1,047
Other assets ($139 and $163 of foreclosed property and other assets covered by FDIC
loss share at March 31, 2014 and December 31, 2013, respectively)	14,013	14,131
Total assets	$184,651	$183,010

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$36,322	$34,972
Interest-bearing deposits less than $100,000	77,962	78,330
Time deposits $100,000 and greater	13,192	14,173
Total deposits	127,476	127,475

Short-term borrowings	3,285	4,138
Long-term debt	23,384	21,493
Accounts payable and other liabilities	6,950	7,095
Total liabilities	161,095	160,201

Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $5 par, liquidation preference of $25,000 per share	2,603	2,603
Common stock, $5 par	3,592	3,533
Additional paid-in capital	6,385	6,172
Retained earnings	11,382	11,044
AOCI, net of deferred income taxes	(500)	(593)
Noncontrolling interests	94	50
Total shareholders’ equity	23,556	22,809
Total liabilities and shareholders’ equity	$184,651	$183,010

Common shares outstanding	718,497	706,620
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	107	107
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in millions, except per share data, shares in thousands)

	Three Months Ended
	March 31,
	2014	2013
Interest Income
Interest and fees on loans and leases	$1,295	$1,433
Interest and dividends on securities	236	215
Interest on other earning assets	15	11
Total interest income	1,546	1,659
Interest Expense
Interest on deposits	60	86
Interest on short-term borrowings	1	1
Interest on long-term debt	138	150
Total interest expense	199	237
Net Interest Income	1,347	1,422
Provision for credit losses	60	272
Net Interest Income After Provision for Credit Losses	1,287	1,150
Noninterest Income
Insurance income	427	365
Service charges on deposits	143	138
Mortgage banking income	74	180
Investment banking and brokerage fees and commissions	88	94
Bankcard fees and merchant discounts	62	59
Trust and investment advisory revenues	54	48
Checkcard fees	47	47
Income from bank-owned life insurance	27	28
FDIC loss share income, net	(84)	(59)
Other income	71	78
Securities gains (losses), net
Gross realized gains	6	23
Gross realized losses	(3)	―
OTTI charges	(23)	―
Non-credit portion recognized in OCI	22	―
Total securities gains (losses), net	2	23
Total noninterest income	911	1,001
Noninterest Expense
Personnel expense	782	817
Occupancy and equipment expense	176	171
Loan-related expense	69	58
Professional services	33	36
Software expense	43	38
Regulatory charges	29	35
Amortization of intangibles	23	27
Foreclosed property expense	9	18
Merger-related and restructuring charges, net	8	5
Other expense	231	209
Total noninterest expense	1,403	1,414
Earnings
Income before income taxes	795	737
Provision for income taxes	217	481
Net Income	578	256
Noncontrolling interests	40	16
Dividends on preferred stock	37	30
Net Income Available to Common Shareholders	$501	$210
EPS
Basic	$0.70	$0.30
Diluted	$0.69	$0.29
Cash dividends declared	$0.23	$0.23

Weighted Average Shares Outstanding
Basic	712,842	700,275
Diluted	724,283	711,020

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended
	March 31,
	2014	2013

Net Income	$578	$256
OCI, Net of Tax:
Change in unrecognized net pension and postretirement costs	1	14
Change in unrealized net gains (losses) on cash flow hedges	11	7
Change in unrealized net gains (losses) on AFS securities	79	(61)
Change in FDIC's share of unrealized (gains) losses on AFS securities	6	(13)
Other, net	(4)	―
Total OCI	93	(53)
Total Comprehensive Income	$671	$203

Income Tax Effect of Items Included in OCI:
Change in unrecognized net pension and postretirement costs	$1	$9
Change in unrealized net gains (losses) on cash flow hedges	7	3
Change in unrealized net gains (losses) on AFS securities	45	(37)
Change in FDIC's share of unrealized (gains) losses on AFS securities	3	(9)
Other, net	(1)	―

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
Three Months Ended March 31, 2014 and 2013
(Dollars in millions, shares in thousands)

	Shares of			Additional				Total
	Common	Preferred	Common	Paid-In	Retained		Noncontrolling	Shareholders’
	Stock	Stock	Stock	Capital	Earnings	AOCI	Interests	Equity
Balance, January 1, 2013	699,728	$2,116	$3,499	$5,973	$10,129	$(559)	$65	$21,223
Add (Deduct):
Net income	―	―	―	―	240	―	16	256
Net change in AOCI	―	―	―	―	―	(53)	―	(53)
Stock transactions:
In connection with equity awards	2,438	―	12	(5)	―	―	―	7
Shares repurchased in connection with equity awards	(726)	―	(4)	(18)	―	―	―	(22)
Cash dividends declared on common stock	―	―	―	―	(161)	―	―	(161)
Cash dividends declared on preferred stock	―	―	―	―	(30)	―	―	(30)
Equity-based compensation expense	―	―	―	25	―	―	―	25
Other, net	―	―	―	―	―	―	(16)	(16)
Balance, March 31, 2013	701,440	$2,116	$3,507	$5,975	$10,178	$(612)	$65	$21,229

Balance, January 1, 2014	706,620	$2,603	$3,533	$6,172	$11,044	$(593)	$50	$22,809
Add (Deduct):
Net income	―	―	―	―	538	―	40	578
Net change in AOCI	―	―	―	―	―	93	―	93
Stock transactions:
In connection with equity awards	13,448	―	67	195	―	―	―	262
Shares repurchased in connection with equity awards	(2,155)	―	(11)	(69)	―	―	―	(80)
Excess tax benefits in connection with equity awards	―	―	―	48	―	―	―	48
In connection with dividend reinvestment plan	192	―	1	6	―	―	―	7
In connection with 401(k) plan	392	―	2	13	―	―	―	15
Cash dividends declared on common stock	―	―	―	―	(163)	―	―	(163)
Cash dividends declared on preferred stock	―	―	―	―	(37)	―	―	(37)
Equity-based compensation expense	―	―	―	20	―	―	―	20
Other, net	―	―	―	―	―	―	4	4
Balance, March 31, 2014	718,497	$2,603	$3,592	$6,385	$11,382	$(500)	$94	$23,556

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)
	Three Months Ended
	March 31,
	2014	2013
Cash Flows From Operating Activities:
Net income	$578	$256
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	60	272
Adjustment to income tax provision	―	281
Depreciation	81	74
Amortization of intangibles	23	27
Equity-based compensation	20	25
(Gain) loss on securities, net	(2)	(23)
Net write-downs/losses on foreclosed property	7	8
Net change in operating assets and liabilities:
LHFS	122	332
Other assets	71	65
Accounts payable and other liabilities	(160)	(750)
Other, net	(168)	(136)
Net cash from operating activities	632	431

Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	1,080	421
Proceeds from maturities, calls and paydowns of AFS securities	940	1,668
Purchases of AFS securities	(275)	(1,226)
Proceeds from maturities, calls and paydowns of HTM securities	297	1,190
Purchases of HTM securities	(3,013)	(724)
Originations and purchases of loans and leases, net of principal collected	(916)	57
Net cash for business combinations	(10)	(6)
Proceeds from sales of foreclosed property	64	92
Other, net	168	91
Net cash from investing activities	(1,665)	1,563

Cash Flows From Financing Activities:
Net change in deposits	1	(1,723)
Net change in short-term borrowings	(853)	375
Proceeds from issuance of long-term debt	2,407	10
Repayment of long-term debt	(523)	(766)
Net cash from common stock transactions	245	(15)
Cash dividends paid on common stock	(156)	(301)
Cash dividends paid on preferred stock	(37)	(30)
Other, net	4	(15)
Net cash from financing activities	1,088	(2,465)
Net Change in Cash and Cash Equivalents	55	(471)
Cash and Cash Equivalents at Beginning of Period	2,165	3,039
Cash and Cash Equivalents at End of Period	$2,220	$2,568

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$172	$234
Income taxes	47	91
Noncash investing activities:
Transfers of loans to foreclosed assets	123	190

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. Basis of Presentation

See the Glossary of Defined Terms at the beginning of this Report for terms used throughout the consolidated financial statements and related notes of this Form 10-Q.

General

These consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with GAAP. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the consolidated financial position and consolidated results of operations have been made. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The information contained in the financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2013 should be referred to in connection with these unaudited interim consolidated financial statements.

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

Effective January 1, 2014, the Company adopted new guidance related to Troubled Debt Restructurings. The new guidance clarifies the timing of when an in substance repossession or foreclosure of collateralized residential real property is deemed to have occurred. The guidance also requires disclosures related to the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The adoption of this guidance was not material to the consolidated financial position, results of operations or cash flows.

Effective January 1, 2014, the Company adopted new guidance related to Investment Companies. The new guidance amends the criteria for an entity to qualify as an investment company and requires an investment company to measure all of its investments at fair value. The adoption of this guidance was not material to the consolidated financial position, results of operations or cash flows.

NOTE 2. Securities

	Amortized	Gross Unrealized		Fair
March 31, 2014	Cost	Gains	Losses	Value

	(Dollars in millions)
AFS securities:
U.S. Treasury	$694	$—	$—	$694
MBS issued by GSE	16,585	62	452	16,195
States and political subdivisions	1,890	91	68	1,913
Non-agency MBS	257	33	—	290
Other	44	—	1	43
Covered	966	395	—	1,361
Total AFS securities	$20,436	$581	$521	$20,496

HTM securities:
U.S. Treasury	$1,096	$2	$4	$1,094
GSE	5,603	8	283	5,328
MBS issued by GSE	13,653	35	162	13,526
States and political subdivisions	32	1	—	33
Other	428	14	—	442
Total HTM securities	$20,812	$60	$449	$20,423

	Amortized	Gross Unrealized		Fair
December 31, 2013	Cost	Gains	Losses	Value

	(Dollars in millions)
AFS securities:
U.S. Treasury	$595	$—	$—	$595
MBS issued by GSE	18,397	78	546	17,929
States and political subdivisions	1,877	65	91	1,851
Non-agency MBS	264	27	—	291
Other	46	—	1	45
Covered securities	989	404	—	1,393
Total AFS securities	$22,168	$574	$638	$22,104

HTM securities:
U.S. Treasury	$392	$—	$8	$384
GSE	5,603	2	397	5,208
MBS issued by GSE	11,636	38	220	11,454
States and political subdivisions	33	2	—	35
Other	437	12	—	449
Total HTM securities	$18,101	$54	$625	$17,530

The fair value of covered securities included non-agency MBS of $1.0 billion and $1.1 billion as of March 31, 2014 and December 31, 2013, respectively, and states and political subdivisions securities of $314 million as of March 31, 2014 and December 31, 2013.

As of March 31, 2014 and December 31, 2013, securities with carrying values of approximately $9.1 billion and $11.9 billion, respectively, were pledged to secure municipal deposits, securities sold under agreements to repurchase, other borrowings, and for other purposes as required or permitted by law.

Certain investments in marketable debt securities and MBS issued by FNMA and FHLMC exceeded ten percent of shareholders’ equity at March 31, 2014. The FNMA investments had total amortized cost and fair value of $12.8 billion and $12.4 billion, respectively. The FHLMC investments had total amortized cost and fair value of $6.0 billion and $5.8 billion, respectively.

The following table reflects changes in credit losses on securities with OTTI (excluding covered), which were primarily non-agency MBS, where a portion of the unrealized loss was recognized in OCI.

	Three Months Ended
	March 31,
	2014	2013

	(Dollars in millions)
Balance at beginning of period	$78	$98
Credit losses on securities without previous OTTI	1	―
Reductions for securities sold/settled during the period	(3)	(5)
Balance at end of period	$76	$93

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected life of MBS may differ from contractual maturities because borrowers have the right to prepay the underlying mortgage loans with or without prepayment penalties.

	AFS		HTM
	Amortized	Fair	Amortized	Fair
March 31, 2014	Cost	Value	Cost	Value

	(Dollars in millions)
Due in one year or less	$313	$313	$ ―	$ ―
Due after one year through five years	569	579	―	―
Due after five years through ten years	502	525	6,640	6,364
Due after ten years	19,052	19,079	14,172	14,059
Total debt securities	$20,436	$20,496	$20,812	$20,423

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2014	Value	Losses	Value	Losses	Value	Losses

	(Dollars in millions)
AFS securities:
MBS issued by GSE	$8,292	$239	$3,359	$213	$11,651	$452
States and political subdivisions	127	1	457	67	584	68
Other	35	1	—	—	35	1
Total	$8,454	$241	$3,816	$280	$12,270	$521

HTM securities:
U.S. Treasury	$388	$4	$—	$—	$388	$4
GSE	4,728	283	—	—	4,728	283
MBS issued by GSE	10,289	161	93	1	10,382	162
Total	$15,405	$448	$93	$1	$15,498	$449

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2013	Value	Losses	Value	Losses	Value	Losses

	(Dollars in millions)
AFS securities:
MBS issued by GSE	$10,259	$406	$1,935	$140	$12,194	$546
States and political subdivisions	232	8	441	83	673	91
Other	34	1	―	―	34	1
Total	$10,525	$415	$2,376	$223	$12,901	$638

HTM securities:
U.S. Treasury	$384	$8	$ ―	$ ―	$384	$8
GSE	4,996	397	―	―	4,996	397
MBS issued by GSE	8,800	219	48	1	8,848	220
Total	$14,180	$624	$48	$1	$14,228	$625

The unrealized losses on GSE securities and MBS issued by GSE were the result of increases in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans.

Cash flow modeling is used to evaluate non-agency MBS in an unrealized loss position for potential credit impairment. These models give consideration to long-term macroeconomic factors applied to current security default rates, prepayment rates and recovery rates and security-level performance. At March 31, 2014, there were no non-agency MBS in an unrealized loss position.

At March 31, 2014, $54 million of the unrealized loss on states and political subdivisions securities was the result of fair value hedge basis adjustments that are a component of amortized cost. States and political subdivisions securities in an unrealized loss position are evaluated for credit impairment through a qualitative analysis of issuer performance and the primary source of repayment. The evaluation of states and political subdivisions securities resulted in the OTTI recognized during the quarter ended March 31, 2014.

NOTE 3. Loans and ACL

During January 2014, approximately $8.3 billion of closed-end, first and second lien position residential mortgage loans were transferred from direct retail lending to residential mortgage to facilitate compliance with a series of new rules related to mortgage servicing associated with first and second lien position mortgages collateralized by real estate.

During March 2014, the CRE loan categories were realigned into CRE – income producing properties and CRE – construction and development in order to better reflect the nature of the underlying loans. Prior period data has been reclassified to conform to this new presentation.

	Accruing
			90 Days Or
		30-89 Days	More Past
March 31, 2014	Current	Past Due	Due	Nonaccrual	Total

	(Dollars in millions)
Commercial:
Commercial and industrial	$38,759	$26	$ ―	$334	$39,119
CRE - income producing properties	10,299	14	―	98	10,411
CRE - construction and development	2,426	3	―	49	2,478
Other lending subsidiaries	4,249	11	4	1	4,265
Retail:
Direct retail lending	7,407	50	10	52	7,519
Revolving credit	2,310	21	9	―	2,340
Residential mortgage	30,885	491	76	319	31,771
Sales finance	9,706	45	4	4	9,759
Other lending subsidiaries	5,753	122	―	46	5,921
Covered	1,476	85	258	―	1,819
Total excluding government guaranteed	113,270	868	361	903	115,402
Government guaranteed residential mortgage	260	75	791	―	1,126
Total	$113,530	$943	$1,152	$903	$116,528

	Accruing
			90 Days Or
		30-89 Days	More Past
December 31, 2013	Current	Past Due	Due	Nonaccrual	Total

	(Dollars in millions)
Commercial:
Commercial and industrial	$38,110	$35	$ ―	$363	$38,508
CRE - income producing properties	10,107	8	―	113	10,228
CRE - construction and development	2,329	2	―	51	2,382
Other lending subsidiaries	4,482	14	5	1	4,502
Retail:
Direct retail lending	15,595	132	33	109	15,869
Revolving credit	2,370	23	10	―	2,403
Residential mortgage	22,738	463	69	243	23,513
Sales finance	9,316	56	5	5	9,382
Other lending subsidiaries	5,703	207	―	50	5,960
Covered	1,643	88	304	―	2,035
Total excluding government guaranteed	112,393	1,028	426	935	114,782
Government guaranteed residential mortgage	236	92	807	―	1,135
Total	$112,629	$1,120	$1,233	$935	$115,917
14

Loans totaling $66.6 billion and $66.2 billion were pledged as collateral for borrowing capacity at the FHLB and FRB at March 31, 2014 and December 31, 2013, respectively. The collateral supports current advances and other activities, in addition to providing borrowing capacity subject to certain limitations. Unearned income and net deferred loan fees and costs totaled $234 million and $261 million at March 31, 2014 and December 31, 2013, respectively.

The following tables present the carrying amount of loans by risk rating. Covered loans are excluded because their related ALLL is determined by loan pool performance.

		CRE -	CRE -
	Commercial	Income Producing	Construction and	Other Lending
March 31, 2014	& Industrial	Properties	Development	Subsidiaries

	(Dollars in millions)
Commercial:
Pass	$37,444	$9,690	$2,274	$4,227
Special mention	203	78	7	9
Substandard - performing	1,138	545	148	29
Nonperforming	334	98	49	―
Total	$39,119	$10,411	$2,478	$4,265

	Direct Retail	Revolving	Residential	Sales	Other Lending
	Lending	Credit	Mortgage	Finance	Subsidiaries

	(Dollars in millions)
Retail:
Performing	$7,467	$2,340	$32,578	$9,755	$5,874
Nonperforming	52	―	319	4	47
Total	$7,519	$2,340	$32,897	$9,759	$5,921

		CRE -	CRE -
	Commercial	Income Producing	Construction and	Other Lending
December 31, 2013	& Industrial	Properties	Development	Subsidiaries

	(Dollars in millions)
Commercial:
Pass	$36,804	$9,528	$2,149	$4,464
Special mention	219	52	17	8
Substandard - performing	1,122	536	164	29
Nonperforming	363	112	52	1
Total	$38,508	$10,228	$2,382	$4,502

	Direct Retail	Revolving	Residential	Sales	Other Lending
	Lending	Credit	Mortgage	Finance	Subsidiaries

	(Dollars in millions)
Retail:
Performing	$15,760	$2,403	$24,405	$9,377	$5,910
Nonperforming	109	―	243	5	50
Total	$15,869	$2,403	$24,648	$9,382	$5,960

During December 2013, the unallocated ALLL was allocated to the loan portfolio segments.

	ACL Rollforward
	Beginning	Charge-		Provision			Ending
Three Months Ended March 31, 2014	Balance	Offs	Recoveries	(Benefit)	Other		Balance

	(Dollars in millions)
Commercial:
Commercial and industrial	$454	$(33)	$9	$(7)	$	―	$423
CRE - income producing properties	149	(8)	2	(7)		―	136
CRE - construction and development	76	(4)	3	(10)		―	65
Other lending subsidiaries	15	(1)	―	2		―	16
Retail:
Direct retail lending	209	(19)	8	7		(85)	120
Revolving credit	115	(18)	5	13		―	115
Residential mortgage	331	(21)	1	―		85	396
Sales finance	45	(7)	3	4		―	45
Other lending subsidiaries	224	(84)	8	74		―	222
Covered	114	(3)	―	(7)		―	104
ALLL	1,732	(198)	39	69		―	1,642
RUFC	89	―	―	(9)		―	80
ACL	$1,821	$(198)	$39	$60	$	―	$1,722

	ACL Rollforward
	Beginning	Charge-		Provision	Ending
Three Months Ended March 31, 2013	Balance	Offs	Recoveries	(Benefit)	Balance

	(Dollars in millions)
Commercial:
Commercial and industrial	$470	$(91)	$7	$142	$528
CRE - income producing properties	170	(34)	3	12	151
CRE - construction and development	134	(22)	7	(52)	67
Other lending subsidiaries	13	(1)	1	―	13
Retail:
Direct retail lending	300	(42)	8	(12)	254
Revolving credit	102	(21)	5	11	97
Residential mortgage	328	(33)	1	20	316
Sales finance	29	(6)	2	5	30
Other lending subsidiaries	264	(67)	8	95	300
Covered	128	(14)	―	25	139
Unallocated	80	―	―	―	80
ALLL	2,018	(331)	42	246	1,975
RUFC	30	―	―	26	56
ACL	$2,048	$(331)	$42	$272	$2,031

The following table provides a summary of loans that are collectively evaluated for impairment.

	March 31, 2014		December 31, 2013
	Recorded Investment	Related ALLL	Recorded Investment	Related ALLL

	(Dollars in millions)
Commercial:
Commercial and industrial	$38,678	$374	$38,042	$382
CRE - income producing properties	10,225	116	10,033	128
CRE - construction and development	2,393	52	2,289	60
Other lending subsidiaries	4,264	16	4,501	15
Retail:
Direct retail lending	7,411	96	15,648	166
Revolving credit	2,293	96	2,355	96
Residential mortgage	31,429	234	23,316	167
Sales finance	9,738	41	9,363	41
Other lending subsidiaries	5,777	194	5,823	196
Covered	1,819	104	2,035	114
Total	$114,027	$1,323	$113,405	$1,365

The following tables set forth certain information regarding impaired loans, excluding purchased impaired loans and LHFS, that were individually evaluated for reserves.

				Average	Interest
	Recorded		Related	Recorded	Income
As Of / For The Three Months Ended March 31, 2014	Investment	UPB	ALLL	Investment	Recognized

	(Dollars in millions)
With no related ALLL recorded:
Commercial:
Commercial and industrial	$152	$216	$ ―	$113	$ ―
CRE - income producing properties	53	66	―	35	―
CRE - construction and development	18	31	―	19	―
Other lending subsidiaries	1	1	―	1	―
Retail:
Direct retail lending	15	52	―	16	―
Residential mortgage (1)	168	277	―	161	1
Sales finance	1	2	―	1	―
Other lending subsidiaries	3	6	―	2	―
With an ALLL recorded:
Commercial:
Commercial and industrial	289	320	49	340	1
CRE - income producing properties	133	138	20	162	1
CRE - construction and development	67	70	13	72	1
Retail:
Direct retail lending	93	96	24	111	2
Revolving credit	47	46	19	47	―
Residential mortgage (1)	913	932	102	903	10
Sales finance	20	20	4	20	―
Other lending subsidiaries	141	143	28	139	5
Total (1)	$2,114	$2,416	$259	$2,142	$21

					Average	Interest
		Recorded		Related	Recorded	Income
	As Of / For The Year Ended December 31, 2013	Investment	UPB	ALLL	Investment	Recognized

		(Dollars in millions)
	With no related ALLL recorded:
	Commercial:
	Commercial and industrial	$91	$165	$ ―	$111	$ ―
	CRE - income producing properties	22	35	―	43	―
	CRE - construction and development	19	42	―	41	―
	Retail:
	Direct retail lending	23	76	―	23	1
	Residential mortgage (1)	144	237	―	129	4
	Sales finance	1	2	―	1	―
	Other lending subsidiaries	2	6	―	4	―
	With an ALLL recorded:
	Commercial:
	Commercial and industrial	375	409	72	453	5
	CRE - income producing properties	172	174	21	197	4
	CRE - construction and development	75	76	16	112	3
	Other lending subsidiaries	1	1	―	2	―
	Retail:
	Direct retail lending	198	204	43	204	12
	Revolving credit	48	48	19	52	2
	Residential mortgage (1)	812	830	109	763	34
	Sales finance	18	19	4	20	1
	Other lending subsidiaries	135	137	28	173	18
	Total (1)	$2,136	$2,461	$312	$2,328	$84

(1)	Residential mortgage loans exclude $387 million and $376 million in government guaranteed loans and related ALLL of $60 million and $55 million as of March 31, 2014 and December 31, 2013, respectively.

At March 31, 2014 and December 31, 2013, BB&T had $532 million and $531 million of mortgage loans collateralized by residential real estate that are in the process of foreclosure.

The following table provides a summary of TDRs, all of which are considered impaired.

	March 31,	December 31,
	2014	2013

	(Dollars in millions)
Performing TDRs:
Commercial:
Commercial and industrial	$76	$77
CRE - income producing properties	42	50
CRE - construction and development	32	39
Direct retail lending	93	187
Sales finance	19	17
Revolving credit	47	48
Residential mortgage	836	785
Other lending subsidiaries	132	126
Total performing TDRs	1,277	1,329
Nonperforming TDRs (also included in NPL disclosures)	213	193
Total TDRs	$1,490	$1,522

ALLL attributable to TDRs, excluding government guaranteed	$192	$228

Government guaranteed residential mortgage TDRs excluded from above table:
Held for investment	$387	$376
Held for sale	4	3
18

The following table summarizes the primary reason loan modifications were classified as TDRs and includes newly designated TDRs as well as modifications made to existing TDRs. Balances represent the recorded investment at the end of the quarter in which the modification was made. Rate modifications in this table include TDRs made with below market interest rates that also include modifications of loan structures.

	Three Months Ended March 31,
	2014			2013
	Types of			Types of
	Modifications		Impact To	Modifications		Impact To
	Rate	Structure	Allowance	Rate	Structure	Allowance

	(Dollars in millions)
Commercial:
Commercial and industrial	$19	$19	$1	$15	$6	$ ―
CRE - income producing properties	8	5	―	11	15	1
CRE - construction and development	5	3	―	21	2	―
Retail:
Direct retail lending	11	2	3	12	2	1
Revolving credit	7	―	1	8	―	2
Residential mortgage	32	9	11	15	21	3
Sales finance	―	5	1	18	5	1
Other lending subsidiaries	29	―	5	55	―	18

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

	Three Months Ended March 31,
	2014		2013

	(Dollars in millions)
Commercial:
Commercial and industrial	$	―	$2
CRE - income producing properties		2	―
CRE - construction and development		―	1
Retail:
Direct retail lending		―	1
Revolving credit		3	3
Residential mortgage		7	8
Other lending subsidiaries		9	6

If a restructuring subsequently defaults, BB&T evaluates the restructuring for possible impairment. As a result, the related allowance may be increased or charge-offs may be taken to reduce the carrying value of the loan.

Changes in the carrying value and accretable yield of covered loans are presented in the following table.

	Three Months Ended March 31, 2014				Year Ended December 31, 2013
	Purchased Impaired		Purchased Nonimpaired		Purchased Impaired		Purchased Nonimpaired
	Accretable	Carrying	Accretable	Carrying	Accretable	Carrying	Accretable	Carrying
	Yield	Value	Yield	Value	Yield	Value	Yield	Value

	(Dollars in millions)
Balance at beginning of period	$187	$863	$351	$1,172	$264	$1,400	$617	$1,894
Accretion	(30)	30	(56)	56	(149)	149	(301)	301
Payments received, net	―	(146)	―	(156)	―	(686)	―	(1,023)
Other, net	17	―	18	―	72	―	35	―
Balance at end of period	$174	$747	$313	$1,072	$187	$863	$351	$1,172

Outstanding UPB at end of period		$1,112		$1,372		$1,266		$1,516
19

NOTE 4. Loan Servicing

Residential Mortgage Banking Activities

The following tables summarize residential mortgage banking activities. Mortgage and home equity loans managed or securitized exclude loans serviced for others with no other continuing involvement.

	March 31,	December 31,
	2014	2013

	(Dollars in millions)
Mortgage loans managed or securitized	$27,126	$27,353
Home equity loans managed	8,386	8,329
Total mortgage and home equity loans managed or securitized	35,512	35,682
Less: Loans securitized and transferred to AFS securities	4	4
LHFS	1,093	1,116
Covered mortgage loans	770	802
Mortgage loans sold with recourse	748	783
Mortgage loans held for investment	$32,897	$32,977

UPB of mortgage loan servicing portfolio	$113,620	$112,835
UPB of home equity loan servicing portfolio	8,322	8,321
UPB of residential mortgage and home equity loan servicing portfolio	121,942	121,156
UPB of residential mortgage loans serviced for others (primarily agency conforming
fixed rate)	88,239	87,434
Maximum recourse exposure from mortgage loans sold with recourse liability	358	372
Recorded reserves related to recourse exposure	8	13
Repurchase reserves for mortgage loan sales to GSEs	54	59

	As Of / For The
	Three Months Ended March 31,
	2014	2013

	(Dollars in millions)
UPB of residential mortgage loans sold from the LHFS portfolio	$2,875	$7,895
Pre-tax gains recognized on mortgage loans sold and held for sale	15	119
Servicing fees recognized from mortgage loans serviced for others	69	61
Approximate weighted average servicing fee on the outstanding balance
of residential mortgage loans serviced for others	0.30%	0.31%
Weighted average interest rate on mortgage loans serviced for others	4.23	4.45

Payments made to date for recourse exposure on residential mortgage loans sold with recourse liability have been immaterial.

	Three Months Ended March 31,
	2014	2013

	(Dollars in millions)
Residential MSRs, carrying value, January 1,	$1,047	$627
Additions	33	94
Change in fair value due to changes in valuation inputs or assumptions:
Prepayment speeds	(34)	55
Weighted average OAS	(9)	―
Realization of expected net servicing cash flows, passage of time and other	(29)	(41)
Residential MSRs, carrying value, March 31,	$1,008	$735

Gains (losses) on derivative financial instruments used to mitigate the
income statement effect of changes in fair value	$45	$(46)
20

The sensitivity of the fair value of the residential MSRs to adverse changes in key economic assumptions is included in the accompanying table:

	March 31, 2014				December 31, 2013
	Range		Weighted		Range		Weighted
	Min	Max	Average		Min	Max	Average

	(Dollars in millions)
Prepayment speed	6.0%	8.8%	7.5%		5.5%	8.0%	6.9%
Effect on fair value of a 10% increase			$(33)				$(33)
Effect on fair value of a 20% increase			(63)				(64)

OAS	9.3%	10.1%	9.5%		9.1%	9.9%	9.3%
Effect on fair value of a 10% increase			$(37)				$(39)
Effect on fair value of a 20% increase			(72)				(75)

Composition of loans serviced for others:
Fixed-rate residential mortgage loans			99.7%				99.7%
Adjustable-rate residential mortgage loans			0.3				0.3
Total			100.0%				100.0%

Weighted average life			7.6	yrs			7.9	yrs

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

Commercial Mortgage Banking Activities

CRE mortgage loans serviced for others are not included in loans and leases on the accompanying Consolidated Balance Sheets. The following table summarizes commercial mortgage banking activities for the periods presented:

	March 31,	December 31,
	2014	2013

	(Dollars in millions)
UPB of CRE mortgages serviced for others	$27,878	$28,095
CRE mortgages serviced for others covered by recourse provisions	4,627	4,594
Maximum recourse exposure from CRE mortgages
sold with recourse liability	1,331	1,320
Recorded reserves related to recourse exposure	10	9
Originated CRE mortgages during the period - year to date	920	4,881
21

NOTE 5. Long-Term Debt

The following table reflects the carrying amounts and effective interest rates for long-term debt:

	March 31, 2014		December 31, 2013
	Carrying	Effective	Carrying	Effective
	Amount	Rate	Amount	Rate

	(Dollars in millions)
BB&T Corporation fixed rate senior notes	$6,493	2.58%	$5,845	2.60%
BB&T Corporation floating rate senior notes	1,150	1.07	700	1.13
BB&T Corporation fixed rate subordinated notes	2,168	2.45	2,166	2.47
Branch Bank fixed rate senior notes	3,297	1.95	1,999	1.71
Branch Bank floating rate senior notes	1,150	0.69	1,150	0.69
Branch Bank fixed rate subordinated notes	386	1.76	386	1.71
Branch Bank floating rate subordinated notes	612	2.74	612	2.56
FHLB advances (weighted average maturity of 6.8 years at March 31, 2014)	7,592	4.07	8,110	3.96
Other long-term debt	116		101
Fair value hedge-related basis adjustments	420		424
Total long-term debt	$23,384		$21,493

The effective rates above reflect the impact of cash flow and fair value hedges, as applicable. The subordinated notes qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.

NOTE 6. Shareholders’ Equity

The weighted average assumptions used in the valuation of equity-based awards and the activity relating to options and RSUs during the period are presented in the following tables:

	Three Months Ended March 31,
	2014		2013

Weighted average assumptions:
Risk-free interest rate	2.2%		1.3%
Dividend yield	2.8		3.6
Volatility factor	26.5		28.0
Expected life	6.5	yrs	7.0	yrs
Fair value of options per share	$7.82		$5.48

		Wtd. Avg.
		Exercise
	Options	Price

	(shares in thousands)
Outstanding at January 1, 2014	37,996	$34.90
Granted	276	37.55
Exercised	(7,337)	34.75
Forfeited or expired	(911)	36.65
Outstanding at March 31, 2014	30,024	34.91

Exercisable at March 31, 2014	26,580	35.53

Exercisable and expected to vest at March 31, 2014	29,766	$34.96

22

		Wtd. Avg.
	Restricted	Grant Date
	Shares/Units	Fair Value

	(shares in thousands)
Nonvested at January 1, 2014	15,181	$20.46
Granted	3,590	33.18
Vested	(5,995)	13.57
Forfeited	(77)	24.48
Nonvested at March 31, 2014	12,699	27.29
Expected to vest at March 31, 2014	11,524	27.29

NOTE 7. AOCI

Three Months Ended March 31, 2014	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total

	(Dollars in millions)
AOCI balance, January 1, 2014	$(303)	$2	$(42)	$(235)	$(15)	$(593)
OCI before reclassifications, net of tax	1	(2)	85	―	(5)	79
Amounts reclassified from AOCI:
Interest income	―	―	(8)	―	1	(7)
Interest expense	―	21	―	―	―	21
FDIC loss share income, net	―	―	―	10	―	10
Securities (gains) losses, net	―	―	(2)	―	―	(2)
Total before income taxes	―	21	(10)	10	1	22
Less: Income taxes	―	8	(4)	4	―	8
Net of income taxes	―	13	(6)	6	1	14
Net change in AOCI	1	11	79	6	(4)	93
AOCI balance, March 31, 2014	$(302)	$13	$37	$(229)	$(19)	$(500)

Three Months Ended March 31, 2013	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total

	(Dollars in millions)
AOCI balance, January 1, 2013	$(714)	$(173)	$598	$(256)	$(14)	$(559)
OCI before reclassifications, net of tax	2	(6)	(65)	(25)	―	(94)
Amounts reclassified from AOCI:
Personnel expense	20	―	―	―	―	20
Interest income	―	―	29	―	―	29
Interest expense	―	21	―	―	―	21
FDIC loss share income, net	―	―	―	19	―	19
Securities (gains) losses, net	―	―	(23)	―	―	(23)
Total before income taxes	20	21	6	19	―	66
Less: Income taxes	8	8	2	7	―	25
Net of income taxes	12	13	4	12	―	41
Net change in AOCI	14	7	(61)	(13)	―	(53)
AOCI balance, March 31, 2013	$(700)	$(166)	$537	$(269)	$(14)	$(612)
23

NOTE 8. Income Taxes

The effective tax rate for the three months ended March 31, 2014 was lower than the corresponding period of 2013 primarily due to adjustments for uncertain tax positions recorded during 2013 as described below.

In February 2010, BB&T received an IRS statutory notice of deficiency for tax years 2002-2007 asserting a liability for taxes, penalties and interest of approximately $892 million related to the disallowance of foreign tax credits and other deductions claimed by a subsidiary in connection with a financing transaction. BB&T paid the disputed tax, penalties and interest in March 2010 and filed a lawsuit seeking a refund in the U.S. Court of Federal Claims. On February 11, 2013, the U.S. Tax Court issued an adverse opinion in a case between the Bank of New York Mellon Corporation and the IRS involving a transaction with a structure similar to BB&T’s financing transaction. On September 20, 2013, the court denied BB&T’s refund claim. As a result, BB&T recorded tax adjustments of $281 million and $235 million during the quarters ended March 31, 2013 and September 30, 2013, respectively. BB&T has filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit. As of March 31, 2014, the exposure for this financing transaction is fully reserved. Depending on the outcome of the appeals process, as well as the current IRS examination, it is reasonably possible that changes in the amount of unrecognized tax benefits, penalties and interest could result in a benefit of up to $750 million during the next twelve months. The ultimate resolution of these matters may take longer.

NOTE 9. Benefit Plans

	Qualified Plan		Nonqualified Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013

	(Dollars in millions)
Service cost	$33	$37	$3	$3
Interest cost	31	27	4	3
Estimated return on plan assets	(74)	(64)	―	―
Amortization and other	―	20	3	3
Net periodic benefit cost	$(10)	$20	$10	$9

BB&T makes contributions to the qualified pension plan in amounts between the minimum required for funding and the maximum amount deductible for federal income tax purposes. A discretionary contribution of $110 million was made during the first quarter of 2014. There are no required contributions for the remainder of 2014, though BB&T may elect to make additional contributions.

NOTE 10. Commitments and Contingencies

	March 31,	December 31,
	2014	2013

	(Dollars in millions)
Letters of credit and financial guarantees	$4,070	$4,355
Carrying amount of the liability for letter of credit guarantees	36	39

Investments related to affordable housing and historic building rehabilitation projects	1,306	1,302
Amount of future funding commitments included in investments related to affordable
housing and historic rehabilitation projects	382	464
Lending exposure to these affordable housing projects	81	151
Tax credits subject to recapture related to affordable housing projects	249	250

Investments in private equity and similar investments	328	291
Future funding commitments to consolidated private equity funds	224	245
24

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

On at least a quarterly basis, liabilities and contingencies in connection with outstanding legal proceedings are assessed utilizing the latest information available. For those matters where it is probable that BB&T will incur a loss and the amount of the loss can be reasonably estimated, a liability is recorded in the consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments on at least a quarterly basis. For other matters, where a loss is not probable or the amount of the loss is not estimable, legal reserves are not accrued. While the outcome of legal proceedings is inherently uncertain, based on information currently available, advice of counsel and available insurance coverage, management believes that the established legal reserves are adequate and the liabilities arising from legal proceedings will not have a material adverse effect on the consolidated financial position, consolidated results of operations or consolidated cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the consolidated financial position, consolidated results of operations or consolidated cash flows of BB&T.

NOTE 11. Fair Value Disclosures

Accounting standards define fair value as the exchange price that would be received on the measurement date to sell an asset or the price paid to transfer a liability in the principal or most advantageous market available to the entity in an orderly transaction between market participants, with a three level valuation input hierarchy.

The following tables present fair value information for assets and liabilities measured on a recurring basis:

March 31, 2014	Total	Level 1		Level 2	Level 3

	(Dollars in millions)
Assets:
Trading securities	$525		$265	$260	$	―
AFS securities:
U.S. Treasury	694		―	694		―
MBS issued by GSE	16,195		―	16,195		―
States and political subdivisions	1,913		―	1,913		―
Non-agency MBS	290		―	290		―
Other	43		9	34		―
Covered	1,361		―	529		832
LHFS	1,104		―	1,104		―
Residential MSRs	1,008		―	―		1,008
Derivative assets:
Interest rate contracts	809		―	800		9
Foreign exchange contracts	1		―	1		―
Private equity and similar investments	328		―	―		328
Total assets	$24,271		$274	$21,820		$2,177

Liabilities:
Derivative liabilities:
Interest rate contracts	$875	$	―	$870		$5
Foreign exchange contracts	2		―	2		―
Short-term borrowings	152		―	152		―
Total liabilities	$1,029	$	―	$1,024		$5

December 31, 2013	Total	Level 1		Level 2	Level 3

	(Dollars in millions)
Assets:
Trading securities	$381		$256	$125	$	―
AFS securities:
U.S. Treasury	595		―	595		―
MBS issued by GSE	17,929		―	17,929		―
States and political subdivisions	1,851		―	1,851		―
Non-agency MBS	291		―	291		―
Other	45		10	35		―
Covered	1,393		―	532		861
LHFS	1,222		―	1,222		―
Residential MSRs	1,047		―	―		1,047
Derivative assets:
Interest rate contracts	862		―	859		3
Foreign exchange contracts	2		―	2		―
Private equity and similar investments	291		―	―		291
Total assets	$25,909		$266	$23,441		$2,202

Liabilities:
Derivative liabilities:
Interest rate contracts	$967	$	―	$953		$14
Foreign exchange contracts	3		―	3		―
Short-term borrowings	84		―	84		―
Total liabilities	$1,054	$	―	$1,040		$14

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

Trading securities: Trading securities are composed of various types of debt and equity securities, primarily consisting of debt securities issued by the U.S. Treasury, GSEs, or states and political subdivisions. The valuation techniques used for these investments are more fully discussed below.

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

Covered securities: Covered securities consist of re-remic non-agency MBS, municipal securities and non-agency MBS. Covered state and political subdivision securities and certain non-agency MBS are valued in a manner similar to the approach described above for those asset classes. The re-remic non-agency MBS, which are categorized as Level 3, are valued based on broker dealer quotes that reflected certain unobservable market inputs. Sensitivity to changes in the fair value of covered securities is significantly offset by changes in BB&T’s indemnification asset from the FDIC.

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

Residential MSRs: Residential MSRs are valued using an OAS valuation model to project cash flows over multiple interest rate scenarios, which are then discounted at risk-adjusted rates. The model considers portfolio characteristics, contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. Fair value estimates and assumptions are compared to industry surveys, recent market activity, actual portfolio experience and, when available, other observable market data.

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

	Fair Value Measurements Using Significant Unobservable Inputs
				Private Equity
	Covered	Residential	Net	and Similar
Three Months Ended March 31, 2014	Securities	MSRs	Derivatives	Investments

Balance at January 1, 2014	$861	$1,047	$(11)	$291
Total realized and unrealized gains (losses):
Included in earnings:
Interest income	15	―	―	―
Mortgage banking income	―	(43)	15	―
Other noninterest income	―	―	―	3
Included in unrealized net holding gains (losses) in OCI	(18)	―	―	―
Purchases	―	―	―	38
Issuances	―	33	12	―
Sales	―	―	―	(1)
Settlements	(26)	(29)	(12)	(3)
Balance at March 31, 2014	$832	$1,008	$4	$328

Change in unrealized gains (losses) included in
earnings for the period, attributable to assets
and liabilities still held at March 31, 2014	$15	$(43)	$4	$2

	Fair Value Measurements Using Significant Unobservable Inputs
				Private Equity
	Covered	Residential	Net	and Similar
Three Months Ended March 31, 2013	Securities	MSRs	Derivatives	Investments

Balance at January 1, 2013	$994	$627	$54	$323
Total realized and unrealized gains (losses):
Included in earnings:
Interest income	10	―	―	―
Mortgage banking income	―	55	35	―
Other noninterest income	―	―	―	5
Included in unrealized net holding gains (losses) in OCI	25	―	―	―
Purchases	―	―	―	23
Issuances	―	94	36	―
Sales	―	―	―	(19)
Settlements	(33)	(41)	(90)	(2)
Balance at March 31, 2013	$996	$735	$35	$330

Change in unrealized gains (losses) included in
earnings for the period, attributable to assets
and liabilities still held at March 31, 2013	$10	$55	$35	$3

BB&T’s policy is to recognize transfers between fair value levels as of the end of a reporting period.

The majority of BB&T’s private equity and similar investments are in SBIC qualified funds, which primarily focus on equity and subordinated debt investments in privately-held middle market companies. The majority of these investments are not redeemable and distributions are received as the underlying assets of the funds liquidate. The timing of distributions, which are expected to occur on various dates through 2025, is uncertain and dependent on various events such as recapitalizations, refinance transactions and ownership changes, among others. Excluding the investment of future funds, BB&T estimates these investments have a weighted average remaining life of approximately three years; however, the timing and amount of distributions may vary significantly. As of March 31, 2014, restrictions on the ability to sell the investments include, but are not limited to, consent of a majority member or general partner’s approval for transfer of ownership. BB&T’s investments are spread over numerous privately-held middle market companies, and thus the sensitivity to a change in fair value for any single investment is limited. The significant unobservable inputs for these investments are EBITDA multiples that ranged from 4x to 10x, with a weighted average of 8x, at March 31, 2014.

The following table details the fair value and UPB of LHFS that were elected to be carried at fair value:

	March 31, 2014			December 31, 2013
	Fair	Aggregate		Fair	Aggregate
	Value	UPB	Difference	Value	UPB	Difference

(Dollars in millions)
LHFS reported at fair value	$1,104	$1,089	$15	$1,222	$1,223	$(1)

Excluding government guaranteed, there were no LHFS that were nonaccrual or 90 days or more past due and still accruing interest.

The following table provides information about certain financial assets measured at fair value on a nonrecurring basis, which are considered to be Level 3 assets (excludes covered):

	As Of/For the Year-to-Date Period Ended
	March 31, 2014		December 31, 2013
	Carrying Value	Valuation Adjustments	Carrying Value	Valuation Adjustments

	(Dollars in millions)
Impaired loans	$220	$(18)	$50	$(41)
Foreclosed real estate	59	(2)	71	(6)

For financial instruments not recorded at fair value, estimates of fair value are based on relevant market data and information about the instrument and are based on the value of one trading unit without regard to any premium or discount that may result from concentrations of ownership, possible tax ramifications, estimated transaction costs that may result from bulk sales or the relationship between various financial instruments.

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

Deposit liabilities: The fair values for demand deposits, interest-checking accounts, savings accounts and certain money market accounts are, by definition, equal to the amount payable on demand. Fair values for CDs are estimated using a discounted cash flow calculation that applies current interest rates to aggregate expected maturities. BB&T has developed long-term relationships with its deposit customers, commonly referred to as core deposit intangibles, that have not been considered in the determination of the deposit liabilities’ fair value.

Short-term borrowings: The carrying amounts of short-term borrowings approximate their fair values.

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

Financial assets and liabilities not recorded at fair value are summarized below:

	Carrying	Total
March 31, 2014	Amount	Fair Value	Level 2	Level 3

	(Dollars in millions)
Financial assets:
HTM securities	$20,812	$20,423	$20,423	$	―
Loans and leases, net of ALLL excluding covered loans	113,171	113,259	―		113,259
Covered loans, net of ALLL	1,715	1,964	―		1,964
FDIC loss share receivable	781	396	―		396

Financial liabilities:
Deposits	127,476	127,764	127,764		―
FDIC loss share payable	681	677	―		677
Long-term debt	23,384	24,287	24,287		―

	Carrying	Total
December 31, 2013	Amount	Fair Value	Level 2	Level 3

	(Dollars in millions)
Financial assets:
HTM securities	$18,101	$17,530	$17,491	$39
Loans and leases, net of ALLL excluding covered loans	112,264	112,261	―	112,261
Covered loans, net of ALLL	1,921	2,200	―	2,200
FDIC loss share receivable	843	464	―	464

Financial liabilities:
Deposits	127,475	127,810	127,810	―
FDIC loss share payable	669	652	―	652
Long-term debt	21,493	22,313	22,313	―

The following is a summary of selected information pertaining to off-balance sheet financial instruments:

	March 31, 2014		December 31, 2013
	Notional/		Notional/
	Contract		Contract
	Amount	Fair Value	Amount	Fair Value

	(Dollars in millions)
Commitments to extend, originate or purchase credit	$45,255	$86	$45,333	$86
Residential mortgage loans sold with recourse	748	8	783	13
Other loans sold with recourse	4,627	10	4,594	9
Letters of credit and financial guarantees	4,070	36	4,355	39

NOTE 12. Derivative Financial Instruments

Derivative Classifications and Hedging Relationships

		March 31, 2014				December 31, 2013
	Hedged Item or	Notional	Fair Value			Notional	Fair Value
	Transaction	Amount	Gain		Loss	Amount	Gain		Loss

		(Dollars in millions)
Cash flow hedges:
Interest rate contracts:
Pay fixed swaps	3 mo. LIBOR funding	$3,800	$	―	$(185)	$4,300	$	―	$(203)

Fair value hedges:
Interest rate contracts:
Receive fixed swaps and option trades	Long-term debt	9,052		132	(16)	6,822		102	(3)
Pay fixed swaps	Commercial loans	183		―	(3)	178		―	(3)
Pay fixed swaps	Municipal securities	345		―	(97)	345		―	(83)
Total		9,580		132	(116)	7,345		102	(89)

Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Receive fixed swaps		8,324		360	(22)	8,619		370	(37)
Pay fixed swaps		8,387		17	(386)	8,401		31	(396)
Other swaps		1,348		6	(7)	1,412		6	(8)
Other		707		2	(2)	598		2	(2)
Foreign exchange contracts		440		1	(2)	384		2	(3)
Total		19,206		386	(419)	19,414		411	(446)

Mortgage banking:
Interest rate contracts:
Interest rate lock commitments		2,165		9	(5)	1,869		3	(14)
When issued securities, forward rate agreements and forward
	commitments	3,137		7	(6)	3,100		34	(7)
Other		517		5	(1)	531		8	(7)
Total		5,819		21	(12)	5,500		45	(28)

MSRs:
Interest rate contracts:
Receive fixed swaps		7,491		93	(48)	6,139		36	(141)
Pay fixed swaps		6,667		28	(71)	5,449		89	(29)
Option trades		7,645		149	(25)	9,415		181	(31)
When issued securities, forward rate agreements and forward
	commitments	2,907		1	(1)	1,756		―	(3)
Total		24,710		271	(145)	22,759		306	(204)
	Total derivatives not designated as hedges	49,735		678	(576)	47,673		762	(678)
Total derivatives		$63,115		810	(877)	$59,318		864	(970)

Gross amounts not offset in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements not offset due to policy election				(507)	507			(514)	514
Cash collateral (received) posted				(24)	330			(44)	386
Net amount				$279	$(40)			$306	$(70)
31

Assets and liabilities related to derivatives are presented on a gross basis in the Consolidated Balance Sheets. The fair value of derivatives in a gain or loss position is included in other assets or liabilities, respectively, on the Consolidated Balance Sheets. Cash collateral posted for derivative instruments in a loss position is reported as restricted cash. Derivatives with dealer counterparties are governed by the terms of ISDA Master netting agreements and Credit Support Annexes. The ISDA Master agreements allow counterparties to offset trades in a gain against trades in a loss to determine net exposure and allows for the right of setoff in the event of either a default or an additional termination event. Credit Support Annexes govern the terms of daily collateral posting practices. Collateral practices mitigate the potential loss impact to affected parties by requiring liquid collateral to be posted on a scheduled basis to secure the aggregate net unsecured exposure. In addition to collateral, the right of setoff allows counterparties to offset net derivative values with a defaulting party against certain other contractual receivables from or obligations due to the defaulting party in determining the net termination amount. No portion of the change in fair value of the derivatives has been excluded from effectiveness testing. The ineffective portion was immaterial for all periods presented.

The Effect of Derivative Instruments on the Consolidated Statements of Income
Three Months Ended March 31, 2014 and 2013

	Effective Portion
	Pre-tax Gain			Pre-tax Gain (Loss)
	(Loss) Recognized			Reclassified from
	in AOCI		Location of Amounts	AOCI into Income
	2014	2013	Reclassified from AOCI into Income	2014	2013

	(Dollars in millions)
Cash flow hedges:
Interest rate contracts	$(3)	$(11)	Total interest income	$ ―	$ ―
			Total interest expense	(21)	(21)
				$(21)	$(21)

				Pre-tax Gain
				(Loss) Recognized
			Location of Amounts	in Income
			Recognized in Income	2014	2013

				(Dollars in millions)
Fair value hedges:
Interest rate contracts			Total interest income	$(5)	$(5)
Interest rate contracts			Total interest expense	53	30
Total				$48	$25

Not designated as hedges:
Client-related and other risk management:
Interest rate contracts			Other noninterest income	$5	$6
Foreign exchange contracts			Other noninterest income	4	3
Mortgage banking:
Interest rate contracts			Mortgage banking income	(10)	(27)
MSRs:
Interest rate contracts			Mortgage banking income	45	(46)
Total				$44	$(64)

The following table provides a summary of derivative strategies and the related accounting treatment:

	Cash Flow Hedges	Fair Value Hedges	Derivatives Not Designated as Hedges

Risk exposure	Variability in cash flows of interest payments on floating rate business loans, overnight funding, FHLB advances, medium-term bank notes and long-term debt.	Losses in value on fixed rate long-term debt, CDs, FHLB advances, loans and state and political subdivision securities due to changes in interest rates.	Risk associated with an asset or liability, including mortgage banking operations and MSRs, or for client needs. Includes exposure to changes in market rates and conditions subsequent to the interest rate lock and funding date for mortgage loans originated for sale.

Risk management objective	Hedge the variability in the interest payments and receipts on future cash flows for forecasted transactions related to the first unhedged payments and receipts of variable interest.	Convert the fixed rate paid or received to a floating rate, primarily through the use of swaps.	For interest rate lock commitment derivatives and LHFS, use mortgage-based derivatives such as forward commitments and options to mitigate market risk. For MSRs, mitigate the income statement effect of changes in the fair value of the MSRs.

Treatment for portion that is highly effective	Recognized in OCI until the related cash flows from the hedged item are recognized in earnings.	Recognized in current period income along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged.	Entire change in fair value recognized in current period income.

Treatment for portion that is ineffective	Recognized in current period income.	Recognized in current period income.	Not applicable

Treatment if hedge ceases to be highly effective or is terminated	Hedge is dedesignated. Effective changes in value that are recorded in OCI before dedesignation are amortized to yield over the period the forecasted hedged transactions impact earnings.	If hedged item remains outstanding, termination proceeds are included in cash flows from financing activities and effective changes in value are reflected as part of the carrying value of the financial instrument and amortized to earnings over its estimated remaining life.	Not applicable

Treatment if transaction is no longer probable of occurring during forecast period or within a short period thereafter	Hedge accounting is ceased and any gain or loss in OCI is reported in earnings immediately.	Not applicable	Not applicable

The following table presents information about BB&T's cash flow and fair value hedges:

	March 31,		December 31,
	2014		2013

	(Dollars in millions)
Cash flow hedges:
Net unrecognized after-tax loss on active hedges recorded in OCI	$(115)		$(127)
Net unrecognized after-tax gain on terminated hedges recorded in OCI
(to be recognized in earnings primarily from 2016 through 2021)	128		129
Estimated portion of net after-tax loss on active and terminated hedges
to be reclassified from OCI into earnings during the next 12 months	(51)		(50)
Maximum length of time over which BB&T has hedged a portion of the variability
in future cash flows for forecasted transactions excluding those transactions relating to the payment of variable interest on existing instruments	7	yrs	7	yrs

Fair value hedges:
Unrecognized pre-tax gain on terminated hedges (to be recognized
as a reduction of interest expense through 2019)	$304		$326
Portion of pre-tax gain on terminated hedges to be recognized as a reduction
of interest expense during the next 12 months	87		87

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

Derivative contracts with dealer counterparties settle on a monthly, quarterly or semiannual basis, with daily movement of collateral between counterparties required within established netting agreements. BB&T only transacts with dealer counterparties that are national market makers with strong credit standings.

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

	March 31,	December 31,
	2014	2013

	(Dollars in millions)
Cash collateral received from dealer counterparties	$12	$44
Derivatives in a net gain position secured by that collateral	14	46
Unsecured positions in a net gain with dealer counterparties after collateral postings	3	3

Cash collateral posted to dealer counterparties	331	356
Derivatives in a net loss position secured by that collateral	334	357
Additional collateral that would have been posted had BB&T's credit ratings
dropped below investment grade	4	4

Cash collateral received from central clearing parties	14	―
Derivatives in a net gain position secured by that collateral	15	26

Cash collateral, including initial margin, posted to central clearing parties	11	43
Derivatives in a net loss position secured by that collateral	3	43
Securities pledged to central clearing parties	93	82

NOTE 13. Computation of EPS

BB&T’s basic and diluted EPS calculations are presented in the following table:

	Three Months Ended March 31,
	2014	2013

	(Dollars in millions, except per
	share data, shares in thousands)
Net income available to common shareholders	$501	$210

Weighted average number of common shares	712,842	700,275
Effect of dilutive outstanding equity-based awards	11,441	10,745
Weighted average number of diluted common shares	724,283	711,020

Basic EPS	$0.70	$0.30

Diluted EPS	$0.69	$0.29

Anti-dilutive awards	15,255	33,410
35

NOTE 14. Operating Segments

During January 2014, approximately $8.3 billion of closed-end, first and second lien position residential mortgage loans were transferred from Community Banking to Residential Mortgage Banking based on a change in how these loans are managed as a result of new qualified mortgage regulations. In connection with this transfer, $319 million of goodwill was transferred from Community Banking to Residential Mortgage Banking. The following tables have been revised to give retrospective effect to the transfer:

BB&T Corporation
Reportable Segments
Three Months Ended March 31, 2014 and 2013

	Community		Residential		Dealer		Specialized
	Banking		Mortgage Banking		Financial Services		Lending
	2014	2013	2014	2013	2014	2013	2014	2013

	(Dollars in millions)
Net interest income (expense)	$424	$422	$378	$401	$202	$205	$138	$174
Net intersegment interest income (expense)	299	353	(251)	(254)	(38)	(41)	(34)	(32)
Segment net interest income	723	775	127	147	164	164	104	142
Allocated provision for loan and lease losses	16	117	(20)	(7)	73	67	9	51
Noninterest income	295	287	60	161	1	1	49	52
Intersegment net referral fees (expense)	26	54	1	―	―	―	―	―
Noninterest expense	394	425	86	78	29	26	51	64
Amortization of intangibles	8	10	―	―	―	―	1	1
Allocated corporate expenses	284	260	21	16	7	7	14	16
Income (loss) before income taxes	342	304	101	221	56	65	78	62
Provision (benefit) for income taxes	125	111	38	84	21	25	19	12
Segment net income (loss)	$217	$193	$63	$137	$35	$40	$59	$50

Identifiable assets (period end)	$55,288	$55,690	$36,050	$36,965	$11,823	$10,566	$16,146	$16,653

					Other, Treasury		Total BB&T
	Insurance Services		Financial Services		and Corporate (1)		Corporation
	2014	2013	2014	2013	2014	2013	2014	2013

	(Dollars in millions)
Net interest income (expense)	$ ―	$1	$40	$35	$165	$184	$1,347	$1,422
Net intersegment interest income (expense)	1	1	66	80	(43)	(107)	―	―
Segment net interest income	1	2	106	115	122	77	1,347	1,422
Allocated provision for loan and lease losses	―	―	―	9	(18)	35	60	272
Noninterest income	431	366	177	176	(102)	(42)	911	1,001
Intersegment net referral fees (expense)	―	―	6	8	(33)	(62)	―	―
Noninterest expense	303	288	149	152	368	354	1,380	1,387
Amortization of intangibles	13	15	1	1	―	―	23	27
Allocated corporate expenses	17	15	30	24	(373)	(338)	―	―
Income (loss) before income taxes	99	50	109	113	10	(78)	795	737
Provision (benefit) for income taxes	24	15	41	42	(51)	192	217	481
Segment net income (loss)	$75	$35	$68	$71	$61	$(270)	$578	$256

Identifiable assets (period end)	$3,070	$3,160	$10,883	$9,834	$51,391	$48,636	$184,651	$181,504

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.
36

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, regarding the financial condition, results of operations, business plans and the future performance of BB&T that are based on the beliefs and assumptions of the management of BB&T and the information available to management at the time that these disclosures were prepared. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “projects,” “may,” “will,” “should,” “could,” and other similar expressions are intended to identify these forward-looking statements. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. Such factors include, but are not limited to, the following:

•	general economic or business conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit, insurance or other services;

•	disruptions to the credit and financial markets, either nationally or globally, including the impact of a downgrade of U.S. government obligations by one of the credit ratings agencies and the adverse effects of the ongoing sovereign debt crisis in Europe;

•	changes in the interest rate environment and cash flow reassessments may reduce NIM and/or the volumes and values of loans made or held as well as the value of other financial assets held;

•	competitive pressures among depository and other financial institutions may increase significantly;

•	legislative, regulatory or accounting changes, including changes resulting from the adoption and implementation of the Dodd-Frank Act may adversely affect the businesses in which BB&T is engaged;

•	local, state or federal taxing authorities may take tax positions that are adverse to BB&T;

•	a reduction may occur in BB&T’s credit ratings;

•	adverse changes may occur in the securities markets;

•	competitors of BB&T may have greater financial resources and develop products that enable them to compete more successfully than BB&T and may be subject to different regulatory standards than BB&T;

•	natural or other disasters could have an adverse effect on BB&T in that such events could materially disrupt BB&T’s operations or the ability or willingness of BB&T’s customers to access the financial services BB&T offers;

•	costs or difficulties related to the integration of the businesses of BB&T and its merger partners may be greater than expected;

•	expected cost savings or revenue growth associated with completed mergers and acquisitions may not be fully realized or realized within the expected time frames;

•	deposit attrition, customer loss and/or revenue loss following completed mergers and acquisitions may be greater than expected;

•	cyber-security risks, including “denial of service,” “hacking” and “identity theft,” that could adversely affect our business and financial performance, or our reputation; and

•	failure to implement part or all of the Company’s new ERP system could result in impairment charges that adversely impact BB&T’s financial condition and results of operations and could result in significant additional costs to BB&T.
37

These and other risk factors are more fully described in this report and in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2013 under the sections entitled “Item 1A. Risk Factors” and from time to time, in other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those expressed in or implied by any forward-looking statements. Except to the extent required by applicable law or regulation, BB&T undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

Regulatory Considerations

BB&T and its affiliates are subject to numerous examinations by federal and state banking regulators, as well as the SEC, FINRA, and various state insurance and securities regulators. BB&T has from time to time received requests for information from regulatory authorities in various states, including state insurance commissions and state attorneys general, securities regulators and other regulatory authorities, concerning their business practices. Such requests are considered incidental to the normal conduct of business. Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional disclosures with respect to laws and regulations affecting BB&T.

Dodd-Frank Act

The FRB has announced extensions for compliance with certain requirements of the Dodd-Frank Act that impact instruments held by BB&T. BB&T is currently evaluating the potential impact of these requirements on its financial condition and results of operations.

Interchange Fees

During March 2014, the D.C. Circuit Court of Appeals overturned the July 2013 lower court decision that ruled against the debit card interchange fee limits imposed by the FRB. Interchange fees, or “swipe fees,” are charges that merchants pay to card-issuing banks for processing electronic payment transactions. The case was remanded to the lower court for further proceedings on the FRB’s anti-exclusivity rule. The merchants may appeal the decision for rehearing before the D.C. Circuit Court of Appeals or petition the U.S. Supreme Court.

Foreign Account Tax Compliance Act and Conforming Regulations

In February 2014, The U.S. Treasury and IRS released the last substantial package of regulations necessary to implement the Foreign Account Tax Compliance Act. These regulations affect persons making certain U.S.-related payments to Foreign Financial Institutions and other foreign entities, as well as payments by Foreign Financial Institutions to other persons. In addition, these regulations revise certain existing provisions regarding tax withholding on certain U.S. source income paid to foreign persons, information reporting and backup withholding with respect to payments made to certain U.S. persons, portfolio interest paid to nonresident alien individuals and foreign corporations, and the associated requirements governing collection, refunds, and credits of amounts withheld under these rules.

Critical Accounting Policies

The accounting and reporting policies of BB&T are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. BB&T’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Different assumptions in the application of these policies could result in material changes in the consolidated financial position and/or consolidated results of operations and related disclosures. The more critical accounting and reporting policies include accounting for the ACL, determining fair value of financial instruments, intangible assets, costs and benefit obligations associated with pension and postretirement benefit plans, and income taxes. Understanding BB&T’s accounting policies is fundamental to understanding the consolidated financial position and consolidated results of operations. Accordingly, the critical accounting policies are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2013. Significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in detail in Note 1 in the “Notes to Consolidated Financial Statements” in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no changes to the significant accounting policies during 2014. Additional disclosures regarding the effects of new accounting pronouncements are included in Note 1 “Basis of Presentation” included herein.

Executive Summary

Consolidated net income available to common shareholders for the first quarter of 2014 was $501 million, a 138.6% increase compared to $210 million earned during the same period in 2013. Net income available to common shareholders for the first quarter of 2014 was reduced by a $16 million adjustment ($0.02 impact to diluted earnings per share) that reflects the reallocation of certain partnership profit interests to non-controlling interest holders. Financial results for the first quarter of 2013 were negatively impacted by a $281 million adjustment to the provision for income taxes, which was driven by a U.S. Tax Court ruling on February 11, 2013 that had implications on positions BB&T had taken in a similar transaction that was the subject of litigation in the U.S. Court of Federal Claims.

On a diluted per common share basis, earnings for the first quarter of 2014 were $0.69, compared to $0.29 for the same period in 2013. Excluding the impact of the tax adjustment, diluted earnings per share for the first quarter of 2013 were $0.69. BB&T’s results of operations for the first quarter of 2014 produced an annualized return on average assets of 1.29%, an annualized return on average risk-weighted assets of 1.71%, and an annualized return on average common shareholders’ equity of 9.87%, compared to prior year ratios of 0.57% (1.20% adjusted), 0.76% (1.60% adjusted) and 4.44% (10.34% adjusted), respectively. See Non-GAAP Information on page 66.

Total revenues, which include taxable-equivalent net interest income and noninterest income, were $2.3 billion for the first quarter of 2014, down $166 million compared to the first quarter of 2013. The decrease in total revenues included a $76 million decrease in taxable-equivalent net interest income and a $90 million decrease in noninterest income. The decrease in taxable-equivalent net interest income reflects a $115 million decrease in interest income, which primarily reflects the continued runoff of higher yielding covered loans, the sale of a consumer lending subsidiary during the fourth quarter of 2013, and lower yields on new loans. The decrease in interest income was partially offset by a $39 million decrease in funding costs compared to the same quarter of the prior year. NIM was 3.52%, down 24 basis points compared to the first quarter of 2013.

The decrease in noninterest income reflects declines in mortgage banking income, FDIC loss share income and net securities gains (losses) totaling $106 million, $25 million and $21 million, respectively. These decreases were partially offset by a $62 million increase in insurance income. The decrease in mortgage banking income reflects a decline in the volume of residential mortgage loan production, tighter pricing and the retention of certain mortgage loans in the held-for-investment portfolio in the fourth quarter of 2013 through the first quarter of 2014. The decrease in FDIC loss share income primarily relates to a provision for covered loans offset recorded in the earlier quarter. Net securities gains for the first quarter of 2014 totaled $2 million compared to $23 million in the earlier quarter. Insurance income was $62 million higher than the earlier quarter, which reflects higher performance-based commission income, firming market conditions for insurance premiums and $23 million due to an improved process used to estimate commission income.

The provision for credit losses, excluding covered loans, declined $180 million, or 72.9%, compared to the first quarter of 2013, as improved credit quality resulted in lower provision expense. Net charge-offs, excluding covered loans, for the first quarter of 2014 were $119 million lower than the first quarter of 2013, a decline of 43.3%. Excluding the reserve for unfunded lending commitments and covered loans, the reserve release was $80 million for the first quarter of 2014, compared to $54 million in the earlier quarter.

Noninterest expense was $1.4 billion for the first quarter of 2014, a decrease of $11 million, or 0.8%, compared to the first quarter of 2013. This decline was primarily driven by a decrease in personnel expense totaling $35 million, which was largely the result of lower pension plan expense, driven by estimated returns on plan assets and lower amortization of net actuarial losses, and lower post-employment benefits expense, which is offset in other income. The decrease in noninterest expense also included declines in foreclosed property expense, regulatory charges, amortization of intangibles and professional services, which in the aggregate declined $22 million compared to the same quarter of the prior year. The overall decline in noninterest expense was partially offset by increases in other expense and loan-related expense of $22 million and $11 million, respectively. The increase in other expense includes higher project-related expenses, operating charge-offs and other related expenses, while the increase in loan-related expense primarily reflects higher expenses associated with certain investor-owned loans.

The provision for income taxes was $217 million for the first quarter of 2014, compared to $481 million for the first quarter of 2013. The effective tax rate for the first quarter of 2014 was 27.3%, compared to 65.3% for the prior year’s first quarter. The decrease in the effective tax rate primarily reflects the $281 million prior year adjustment to the income tax provision described previously.

NPAs, excluding covered foreclosed real estate, decreased $67 million compared to December 31, 2013, reflecting declines in NPLs and foreclosed property totaling $32 million and $35 million, respectively. Excluding covered assets, NPAs represented 0.54% of total assets as of March 31, 2014, which is the lowest percentage since 2007.

Average loans held for investment for the first quarter of 2014 totaled $115.1 billion, up $266 million, or 0.9% on an annualized basis, compared to the fourth quarter of 2013. This increase was driven by growth in the commercial and industrial, CRE – income producing properties and sales finance loan portfolios of $334 million, $262 million and $166 million, respectively. Growth in average loans held for investment was negatively impacted by continued runoff in the covered loan portfolio of $312 million, or 57.9% annualized, and a $212 million decrease in the other lending subsidiaries portfolio.

Average deposits for the first quarter of 2014 decreased $188 million compared to the fourth quarter of 2013. Deposit mix remained relatively stable, with average noninterest-bearing deposits increasing slightly to 28.2% of total average deposits for the first quarter of 2014, compared to 28.1% for the prior quarter. The cost of interest-bearing deposits was 0.27% for the first quarter of 2014, a decrease of one basis point from the prior quarter.

Total shareholders’ equity increased $747 million compared to December 31, 2013. This increase was primarily driven by net income of $578 million offset by common and preferred dividends totaling $163 million and $37 million, respectively. Other factors contributing to the increase in shareholders’ equity include $250 million in net activity related to equity awards and a $93 million net increase in AOCI, which primarily reflects a decrease in unrealized losses on AFS securities.

The Tier 1 common ratio, Tier 1 risk-based capital and total risk-based capital ratios were 10.2%, 12.1% and 14.6% at March 31, 2014, respectively. These risk-based capital ratios remain well above regulatory standards for well-capitalized banks. As of March 31, 2014, measures of tangible capital were not required by the regulators and, therefore, were considered non-GAAP measures. Refer to the section titled “Capital Adequacy and Resources” herein for a discussion of how BB&T calculates and uses these measures in the evaluation of the Company and adjustments made to certain regulatory capital ratios previously presented.

Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional information with respect to BB&T’s recent accomplishments and significant challenges.

Analysis Of Results Of Operations

The following table sets forth selected financial ratios for the last five calendar quarters.

Table 1
Annualized Profitability Measures

	Three Months Ended
				Adjusted (1)			Adjusted (1)
	3/31/14	12/31/13	9/30/13	9/30/13	6/30/13	3/31/13	3/31/13
Rate of return on:
Average assets	1.29%	1.30%	0.68%	1.19%	1.27%	0.57%	1.20%
Average common shareholders’ equity	9.87	10.85	5.44	10.22	11.39	4.44	10.34
NIM (FTE)	3.52	3.56	3.68	N/A	3.70	3.76	N/A

(1)	Calculated excluding the impact of the adjustments for uncertain income tax positions of $281 million and $235 million recorded in the first and third quarters of 2013, respectively. For additional information, see Non-GAAP Information on page 66.

Net Interest Income and NIM

First Quarter 2014 compared to First Quarter 2013

Net interest income on a FTE basis was $1.4 billion for the first quarter of 2014, a decrease of 5.2% compared to the same period in 2013. The decrease in net interest income was driven by a $115 million decrease in interest income, partially offset by a $39 million decrease in funding costs compared to the same quarter of the prior year. For the three months ended March 31, 2014, average earning assets increased $1.7 billion, or 1.1%, compared to the same period of 2013, while average interest-bearing liabilities decreased $3.7 billion, or 3.1%. The NIM was 3.52% for the first quarter of 2014, compared to

3.76% for the same period of 2013. The 24 basis point decline in the NIM was primarily driven by lower yields on new loans and securities, and covered loan run-off, partially offset by lower funding costs.

The annualized FTE yield on the average securities portfolio for the first quarter of 2014 was 2.48%, which was unchanged from the earlier period.

The annualized FTE yield for the total loan portfolio for the first quarter of 2014 was 4.58%, compared to 5.03% in the first quarter of 2013. The decrease in the FTE yield on the total loan portfolio was primarily due to continued runoff of higher yielding covered loans, the sale of a consumer lending subsidiary during the fourth quarter of 2013, and lower yields on new loans.

The annualized cost of interest-bearing deposits for the first quarter of 2014 was 0.27%, compared to 0.36% for the same period in the prior year, reflecting lower rates on all categories of interest-bearing deposit products.

For the first quarter of 2014, the average annualized FTE rate paid on short-term borrowings was 0.11% compared to 0.18% during the first quarter of 2013. The average annualized rate paid on long-term debt for the first quarter of 2014 was 2.49%, compared to 3.23% for the same period in 2013. This decrease was the result of lower rates on new debt issuances.

Management expects NIM to decrease by approximately ten basis points in the second quarter of 2014 with approximately half of the decline due to covered asset runoff. The other half of the decline is due to core margin changes as a result of lower earning asset yields driven by tighter credit spreads, partially offset by lower funding costs and favorable funding mix changes. Thereafter, the core margin is expected to be relatively stable for the remainder of the year.

The following table sets forth the major components of net interest income and the related annualized yields and rates for the three months ended March 31, 2014, compared to the same period in 2013, as well as the variances between the periods caused by changes in interest rates versus changes in volumes. Changes attributable to the mix of assets and liabilities have been allocated proportionally between the changes due to rate and the changes due to volume.

Table 2
FTE Net Interest Income and Rate / Volume Analysis (1)
Three Months Ended March 31, 2014 and 2013

	Average Balances (7)		Annualized Yield/Rate		Income/Expense			Increase	Change due to
	2014	2013	2014	2013	2014	2013		(Decrease)	Rate	Volume

	(Dollars in millions)
Assets
Total securities, at amortized cost (2)
U.S. Treasury	$1,634	$302	1.50%	0.24%	$6	$	―	$6	$3	$3
GSE	5,603	4,220	2.09	1.99	29		21	8	1	7
MBS issued by GSE	29,339	28,540	2.04	1.92	150		137	13	9	4
States and political subdivisions	1,833	1,837	5.77	5.80	26		27	(1)	(1)	―
Non-agency MBS	259	300	6.99	5.58	5		4	1	2	(1)
Other	477	477	1.57	1.41	2		2	―	―	―
Covered	972	1,125	12.86	13.18	31		37	(6)	(1)	(5)
Total securities	40,117	36,801	2.48	2.48	249		228	21	13	8
Other earning assets (3)	1,875	2,838	3.30	1.64	15		12	3	8	(5)
Loans and leases, net of unearned income (4)(5)
Commercial:
Commercial and industrial	38,435	37,916	3.43	3.76	325		353	(28)	(33)	5
CRE - income producing properties	10,293	9,862	3.57	3.84	91		93	(2)	(6)	4
CRE - construction and development	2,454	2,798	3.64	3.89	22		27	(5)	(2)	(3)
Direct retail lending (6)	9,349	15,757	4.28	4.73	99		184	(85)	(16)	(69)
Sales finance	9,428	7,838	2.84	3.52	66		68	(2)	(14)	12
Revolving credit	2,357	2,279	8.78	8.51	51		48	3	2	1
Residential mortgage (6)	30,635	23,618	4.26	4.26	325		251	74	―	74
Other lending subsidiaries	10,236	9,988	9.42	10.84	238		267	(29)	(35)	6
Total loans and leases held for investment (excluding covered loans)	113,187	110,056	4.34	4.74	1,217		1,291	(74)	(104)	30
Covered	1,874	3,133	18.65	17.49	86		135	(49)	8	(57)
Total loans and leases held for investment	115,061	113,189	4.58	5.09	1,303		1,426	(123)	(96)	(27)
LHFS	1,311	3,792	4.46	3.28	15		31	(16)	8	(24)
Total loans and leases	116,372	116,981	4.58	5.03	1,318		1,457	(139)	(88)	(51)
Total earning assets	158,364	156,620	4.03	4.37	1,582		1,697	(115)	(67)	(48)
Nonearning assets	24,033	25,393
Total assets	$182,397	$182,013

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$18,615	$20,169	0.07	0.09	3		5	(2)	(2)	―
Money market and savings	48,767	48,431	0.13	0.15	15		18	(3)	(3)	―
Certificates and other time deposits	21,935	28,934	0.75	0.89	42		63	(21)	(9)	(12)
Foreign deposits - interest-bearing	1,009	385	0.06	0.12	―		―	―	―	―
Total interest-bearing deposits	90,326	97,919	0.27	0.36	60		86	(26)	(14)	(12)
Short-term borrowings	4,321	4,217	0.11	0.18	1		2	(1)	(1)	―
Long-term debt	22,432	18,690	2.49	3.23	138		150	(12)	(39)	27
Total interest-bearing liabilities	117,079	120,826	0.69	0.79	199		238	(39)	(54)	15
Noninterest-bearing deposits	35,392	32,518
Other liabilities	6,662	7,354
Shareholders’ equity	23,264	21,315
Total liabilities and shareholders’ equity	$182,397	$182,013
Average interest rate spread			3.34%	3.58%
NIM/net interest income			3.52%	3.76%	$1,383		$1,459	$(76)	$(13)	$(63)
Taxable-equivalent adjustment					$36		$37

(1)	Yields are stated on a FTE basis assuming tax rates in effect for the periods presented.
(2)	Total securities include AFS securities and HTM securities.
(3)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, trading securities, FHLB stock and other earning assets.
(4)	Loan fees, which are not material for any of the periods shown, are included for rate calculation purposes.
(5)	NPLs are included in the average balances.
(6)	During the first quarter of 2014, $8.3 billion in loans were transferred from direct retail lending to residential mortgage.
(7)	Excludes basis adjustments for fair value hedges.
42

FDIC Loss Share Receivable and the Net Revenue Impact from Covered Assets

In connection with the Colonial acquisition, Branch Bank entered into loss sharing agreements with the FDIC that outline the terms and conditions under which the FDIC will reimburse Branch Bank for a portion of the losses incurred on certain loans, OREO, certain investment securities and other assets. Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional information regarding the loss sharing agreements. The following table presents the carrying amount of assets covered by each loss share agreement:

Table 3
Covered Assets by Loss Share Agreement

	March 31, 2014
	Commercial	Single Family	Total

	(Dollars in millions)
Loans and leases	$1,071	$748	$1,819
AFS securities	1,361	―	1,361
Other assets	102	37	139
Total covered assets	$2,534	$785	$3,319

The loss sharing agreement applicable to commercial loans and other covered assets expires in the third quarter of 2014; however, Branch Bank must reimburse the FDIC for gains and recoveries, net of related expenses, through the third quarter of 2017. The following table provides information related to the carrying amount and fair value of the components of the FDIC loss share receivable (payable):

Table 4
FDIC Loss Share Receivable (Payable)

	March 31, 2014		December 31, 2013
Attributable to:	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in millions)
Covered loans	$781	$396	$843	$464
Covered securities	(568)	(530)	(565)	(521)
Aggregate loss calculation	(113)	(147)	(104)	(131)
Total	$100	$(281)	$174	$(188)

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

The cumulative amount related to covered securities recognized through earnings resulted in a liability of $202 million as of March 31, 2014. Covered securities are classified as AFS and carried at fair market value, and the changes in unrealized gains/losses are offset by the applicable loss share percentage in AOCI, which resulted in a pre-tax liability of $366 million as of March 31, 2014. BB&T would only owe these amounts to the FDIC if BB&T were to sell these securities prior to the third quarter of 2017. BB&T does not currently intend to dispose of the covered securities.

Following the conclusion of the 10 year loss share period in 2019, should actual aggregate losses, excluding securities, be less than an amount determined in accordance with these agreements, BB&T will pay the FDIC a portion of the difference. As of March 31, 2014, BB&T projects that Branch Bank would owe the FDIC approximately $164 million under the aggregate loss calculation. This liability is expensed over time and BB&T has recognized total expense of approximately $113 million through March 31, 2014.

The following table provides information related to the income statement impact of covered loans and securities and the FDIC loss sharing receivable/payable. The table excludes all amounts related to other assets acquired and liabilities assumed in the acquisition.

Table 5
Revenue Impact from Covered Assets, Net of Provision

	Three Months Ended March 31,
	2014	2013

	(Dollars in millions)
Interest income-covered loans	$86	$135
Interest income-covered securities	31	37
Total interest income	117	172
Provision for covered loans	7	(25)
FDIC loss share income, net	(84)	(59)
Adjusted net revenue	$40	$88

FDIC loss share income, net
Offset to provision for covered loans	$(5)	$20
Accretion due to credit loss improvement	(69)	(67)
Accretion for securities	(10)	(12)
Total	$(84)	$(59)

Interest income on covered loans and securities for the first quarter of 2014 decreased $55 million compared to the first quarter of 2013, reflecting decreased interest income related to covered loans and securities totaling $49 million and $6 million, respectively. The decline in interest income relating to covered loans primarily reflects lower average covered loan balances. The yield on covered loans for the first quarter of 2014 was 18.65%, compared to 17.49% in the earlier quarter. The increase in yield primarily reflects the impact of the quarterly reassessment of expected future cash flows. The decrease in interest income on covered securities primarily reflects lower average covered security balances in the current quarter.

FDIC loss share income, net was a negative $84 million for the first quarter of 2014, $25 million worse than the first quarter of 2013, which primarily reflects the offset to the provision for covered loans recorded in the earlier quarter.

Provision for Credit Losses

First Quarter 2014 compared to First Quarter 2013

The provision for credit losses, excluding covered loans, totaled $67 million for the first quarter of 2014, a decrease of $180 million compared to the provision for the first quarter of 2013. This decrease reflects improvement in loss frequencies related to the commercial and industrial and CRE – income producing properties portfolios, which resulted in provision decreases totaling $149 million and $19 million respectively. The provision for credit losses related to the other lending subsidiaries portfolio declined $21 million, primarily the result of updates to loss frequencies and overall credit quality improvement resulting from the sale of a consumer lending subsidiary during the fourth quarter of 2013. The provision related to the reserve for unfunded lending commitments reflected a net improvement of $35 million, which primarily reflects improvement in loss frequencies and credit quality. These decreases were partially offset by a $42 million increase in the provision for credit losses related to the CRE – construction and development portfolio, which primarily reflects a provision release in the earlier quarter.

Net charge-offs, excluding covered loans, were $119 million lower than the first quarter of 2013. This decrease in net charge-offs was broad-based in nature, with notable declines in net charge-offs related to the commercial and industrial, CRE –income producing properties, and direct retail lending portfolios that totaled $60 million, $25 million and $23 million, respectively. Net charge-offs in the other lending subsidiaries portfolio were $18 million higher than the earlier quarter as a result of a process change that resulted in accelerated recognition of charge-offs in the nonprime automobile lending portfolio. This increase is not indicative of a trend in the underlying portfolio.

Net charge-offs were 0.56% of average loans and leases on an annualized basis (0.55% excluding covered loans) for the first quarter of 2014, compared to 1.00% of average loans and leases (0.98% excluding covered loans) for the same period in 2013. Management expects that net charge-offs will be modestly below the normalized range for net charge-offs (which ranges from 50 to 70 basis points) for the next few quarters.

Noninterest Income

First Quarter 2014 compared to First Quarter 2013

Noninterest income was $911 million for the first quarter of 2014, a decrease of $90 million, or 9.0%, compared to the earlier quarter. The decrease in noninterest income was driven by decreases in mortgage banking income, FDIC loss share income and net securities gains (losses) totaling $106 million, $25 million, and $21 million, respectively. These decreases were partially offset by a $62 million increase in insurance income.

The decrease in mortgage banking income reflects a decline in the volume of residential mortgage loan production, tighter pricing and the retention of certain mortgage loans in the held-for-investment loan portfolio in the fourth quarter of 2013 through the first quarter of 2014. The decrease in FDIC loss share income primarily relates to an offset for the provision for covered loans recorded in the earlier quarter. Net securities gains for the first quarter of 2014 totaled $2 million, compared to $23 million in the earlier quarter. Insurance income was $62 million higher than the earlier quarter, which reflects higher performance-based commission income, firming market conditions for insurance premiums and $23 million due to an improved process of estimating commission income.

Other categories of noninterest income, including service charges on deposits, investment banking and brokerage fees and commissions, bankcard fees and merchant discounts, trust and investment advisory revenues, checkcard fees, income from bank-owned life insurance, and other income totaled $492 million for the three months ended March 31, 2014, unchanged compared to the same period of 2013.

Noninterest Expense

First Quarter 2014 compared to First Quarter 2013

Noninterest expense was $1.4 billion for the first quarter of 2014, a decrease of $11 million, or 0.8%, compared to the earlier quarter. This decline includes a $35 million decrease in personnel expense, which primarily reflects lower estimated qualified pension plan expense that was driven by lower amortization of net actuarial losses. The decline in noninterest expense also includes declines in foreclosed property expense, regulatory charges, amortization of intangibles and professional services that totaled $22 million in the aggregate.

These declines in noninterest expense were partially offset by increases in other expense and loan-related expense totaling $22 million and $11 million, respectively. The increase in other expense includes higher project-related expenses, operating charge-offs and other related expenses, while the increase in loan-related expense primarily reflects higher expenses associated with certain investor-owned loans.

Other categories of noninterest expenses, including occupancy and equipment, software and merger-related and restructuring charges totaled $227 million for the current quarter, compared to $214 million for the same period of 2013.

Management expects that positive operating leverage over the remainder of 2014 will drive the efficiency ratio lower.

Provision for Income Taxes

First Quarter 2014 compared to First Quarter 2013

The provision for income taxes was $217 million for the first quarter of 2014, compared to $481 million for the earlier quarter. This produced an effective tax rate for the first quarter of 2014 of 27.3%, compared to 65.3% for the same quarter of the prior year. This decrease in the effective tax rate primarily reflects the $281 million prior year adjustment to the income tax provision described previously. The effective tax rate for the second quarter of 2014 is expected to be similar to the effective tax rate for the first quarter.

Segment Results

See Note 14 “Operating Segments” in the “Notes to Consolidated Financial Statements” contained herein and BB&T’s Annual Report on Form 10-K for the year ended December 31, 2013, for additional disclosures related to BB&T’s reportable business segments. Fluctuations in noninterest income and noninterest expense incurred directly by the segments are more fully discussed in the “Noninterest Income” and “Noninterest Expense” sections above.

During January 2014, approximately $8.3 billion of home equity loans and lines were transferred from Community Banking to Residential Mortgage Banking based on a change in how these loans are managed as a result of new qualified mortgage regulations. The following table has been revised to give retrospective effect to the transfer:

Table 6
BB&T Corporation
Net Income by Reportable Segments

	Three Months Ended March 31,
	2014	2013

	(Dollars in millions)
Community Banking	$217	$193
Residential Mortgage Banking	63	137
Dealer Financial Services	35	40
Specialized Lending	59	50
Insurance Services	75	35
Financial Services	68	71
Other, Treasury and Corporate	61	(270)
BB&T Corporation	$578	$256

First Quarter 2014 compared to First Quarter 2013

Community Banking net income was $217 million in the first quarter of 2014, an increase of $24 million over the earlier quarter. The allocated provision for loan and lease losses decreased $101 million driven by lower business and consumer loan charge-offs. The $31 million decrease in noninterest expense was primarily attributable to lower personnel, occupancy and equipment, and foreclosed property expense, partially offset by higher allocated service center and commercial loan pre-foreclosure expense. Segment net interest income decreased $52 million, primarily due to lower funding spreads on deposits, partially offset by improvements in deposit mix as a result of growth in noninterest-bearing and savings, and a decrease in certificates of deposit. Intersegment net referral fees decreased $28 million driven by lower mortgage banking referrals. The provision for income taxes increased $14 million, primarily due to higher pre-tax income.

Residential Mortgage Banking net income was $63 million in the first quarter of 2014, a decrease of $74 million from the earlier quarter. Noninterest income decreased $101 million driven by lower gains on residential mortgage loan production and sales as mortgage originations declined, pricing tightened due to competitive factors, and the correspondent network generated a more significant share of loan originations in the first quarter of 2014 compared to the earlier quarter. The decrease in noninterest income was also driven by a decrease in net MSR fair value gains. Segment net interest income decreased $20 million, primarily the result of lower average balances in the held-for-sale portfolio. The $8 million increase in noninterest expense was driven by higher expenses associated with the investor-owned servicing portfolio. The allocated provision for loan and lease losses decreased $13 million, which primarily reflects improved credit trends. The provision for income taxes decreased $46 million, primarily due to lower pre-tax income.

Dealer Financial Services net income was $35 million in the first quarter of 2014, a decrease of $5 million from the earlier quarter, primarily due to an increase in the allocated provision for loan and lease losses. The allocated provision for loan and lease losses increased $6 million, primarily due to a process change that resulted in accelerated recognition of charge-offs in the nonprime automobile lending portfolio. Segment net interest income was flat as loan growth was offset by lower funding spreads. Dealer Financial Services grew average loans by 12.3% compared to the earlier quarter.

Specialized Lending net income was $59 million in the first quarter of 2014, an increase of $9 million from the earlier quarter. Segment net interest income decreased $38 million compared to the earlier quarter, which primarily reflects the sale of a consumer lending subsidiary in the fourth quarter. The sale of this subsidiary had a beneficial impact on the allocated provision for loan and lease losses, which decreased $42 million. Noninterest expense decreased $13 million driven by lower personnel, loan processing, occupancy and equipment, and professional services expense. Small ticket consumer finance, equipment finance, governmental finance, and commercial mortgage businesses experienced strong growth compared to the earlier quarter.

Insurance Services net income was $75 million in the first quarter of 2014, an increase of $40 million over the first quarter of 2013. Insurance Service’s noninterest income was up $65 million, primarily due to higher performance-based commissions, increased commissions on certain new and renewal business and $23 million due to an improved process used to estimate commission income. Noninterest expense increased $15 million, primarily driven by higher salary, business referral, and insurance premium expense. The provision for income taxes increased $9 million, primarily due to higher pre-tax income.

Financial Services net income was $68 million in the first quarter of 2014, a decrease of $3 million from the earlier quarter. Segment net interest income decreased $9 million, primarily due to lower funding spreads on deposits. The allocated provision for loan and lease losses decreased $9 million, reflecting improved loss frequency in the large corporate loan portfolio. Financial Services continues to generate significant loan growth, with Corporate Banking’s average loan balances increasing $1.2 billion, or 17.9%, over the earlier period, while BB&T Wealth’s average loan balances increased $159 million, or 19.5%.

In the first quarter of 2014, Other, Treasury & Corporate generated net income of $61 million, an increase of $331 million over the earlier quarter. Earlier quarter results include a $281 million adjustment to the income tax provision as previously described. Excluding this adjustment, net income for the first quarter of 2013 was $11 million. The allocated provision for loan and lease losses decreased $53 million, primarily due to lower covered loan charge-offs and a decrease in the reserve for unfunded commitments attributable to improved loss frequency estimates. Segment net interest income increased $45 million, primarily due to higher interest income on the investment portfolio, lower corporate borrowing costs, and lower funding credits on deposits allocated to the Community Banking and Financial Services segments. Intersegment net referral fees increased $29 million as the result of lower shared mortgage banking referral income allocated to the Community Banking and Financial Services segments. Allocated corporate expenses decreased $35 million compared to the earlier quarter.

Analysis Of Financial Condition

Investment Activities

The total securities portfolio was $41.3 billion at March 31, 2014, an increase of $1.1 billion, compared with December 31, 2013. As of March 31, 2014, the securities portfolio included $20.5 billion of AFS securities (at fair value) and $20.8 billion of HTM securities (at amortized cost).

The effective duration of the securities portfolio decreased to 5.1 years at March 31, 2014, compared to 5.5 years at December 31, 2013, primarily the result of lower interest rates. The duration of the securities portfolio excludes equity securities, auction rate securities and certain non-agency residential MBS that were acquired in the Colonial acquisition.

See Note 2 “Securities” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to BB&T’s evaluation of securities for OTTI.

Lending Activities

Average loans held for investment were $115.1 billion for the first quarter of 2014, a 0.9% increase compared to $114.8 billion for the fourth quarter of 2013.

Average residential mortgage loans increased $6.7 billion, and average direct retail lending loans decreased $6.6 billion, largely due to a transfer of approximately $8.3 billion of closed-end, first and second lien position, residential mortgage loans in January 2014. This transfer was completed in order to facilitate compliance with a series of new rules related to mortgage servicing associated with first and second lien position mortgages collateralized by real estate. Average loan balances for the first quarter of 2014 reflect the impact of this transfer from the date of the transfer through March 31, 2014.

During the first quarter of 2014, the CRE loan categories were realigned into CRE – income producing properties and CRE – construction and development in order to better reflect the nature of the underlying loans. Prior period data has been reclassified to conform to this new presentation.

The following table presents the composition of average loans and leases:

Table 7
Composition of Average Loans and Leases

	For the Three Months Ended
	3/31/14	12/31/13	9/30/13	6/30/13	3/31/13

	(Dollars in millions)
Commercial:
Commercial and industrial	$38,435	$38,101	$38,446	$38,359	$37,916
CRE - income producing properties	10,293	10,031	9,907	9,864	9,862
CRE - construction and development	2,454	2,433	2,459	2,668	2,798
Direct retail lending	9,349	15,998	16,112	15,936	15,757
Sales finance	9,428	9,262	8,992	8,520	7,838
Revolving credit	2,357	2,357	2,308	2,268	2,279
Residential mortgage	30,635	23,979	23,403	23,391	23,618
Other lending subsidiaries	10,236	10,448	11,018	10,407	9,988
Total average loans and leases held for
investment (excluding covered loans)	113,187	112,609	112,645	111,413	110,056
Covered	1,874	2,186	2,502	2,858	3,133
Total average loans and leases held
for investment	115,061	114,795	115,147	114,271	113,189
LHFS	1,311	2,206	3,118	3,581	3,792
Total average loans and leases	$116,372	$117,001	$118,265	$117,852	$116,981

The increase in average loans held for investment in the first quarter of 2014 compared to the prior quarter was driven by growth in the commercial and industrial, CRE – income producing properties and sales finance loan portfolios of $334 million, $262 million, and $166 million, respectively. Growth in average loans held for investment was negatively impacted by continued runoff in the covered loan portfolio of $312 million and a $212 million decrease in the other lending subsidiaries portfolio.

The increase in the commercial and industrial portfolio was largely driven by growth in middle market corporate lending. The average CRE – income producing properties portfolio increased $262 million, or 10.6% annualized compared to the prior quarter, reflecting growth in lending to multi-family residential and retail shopping center clients. The average CRE – construction and development portfolio increased 3.5% on an annualized basis compared to the prior quarter, based primarily on lending to single-family construction clients in certain geographical areas. The average sales finance portfolio increased $166 million, or 7.3% annualized, based on continued strength in the prime automobile lending market.

Average other lending subsidiaries loans decreased $212 million compared to the fourth quarter of 2013. This decline included a $205 million decrease in the insurance premium financing portfolio, which was primarily the result of seasonality in that line of business, a decrease of approximately $69 million that was largely attributable to the sale of a consumer lending subsidiary during the fourth quarter of 2013, and a $48 million decrease in the small ticket consumer finance portfolio. These declines were partially offset by a $109 million increase in the equipment finance portfolio.

Average LHFS for the first quarter of 2014 decreased $895 million compared to the prior quarter. This decrease reflects declines of $828 million and $67 million of residential LHFS and commercial LHFS, respectively. The decrease in residential LHFS reflects a continued decline in mortgage loan origination volume as well as the decision to retain certain originated mortgage loans.

Average loan growth for the second quarter of 2014 is expected to be in the range of 3% to 5% on an annualized basis compared to the first quarter of 2014.

Asset Quality

The following discussion excludes assets covered by FDIC loss sharing agreements that provide for reimbursement to BB&T for the majority of losses incurred on those assets. Covered loans, which are considered performing due to the application of the expected cash flows method, were $1.8 billion at March 31, 2014 and $2.0 billion at December 31, 2013. Covered foreclosed real estate totaled $98 million and $121 million at March 31, 2014 and December 31, 2013, respectively.

Asset quality continued to improve during the first quarter of 2014. NPAs, which include foreclosed real estate, repossessions, NPLs and nonperforming TDRs, totaled $1.0 billion at March 31, 2014, compared to $1.1 billion at December 31, 2013. The decrease in NPAs included declines in nonperforming loans and leases and foreclosed property of $32 million and $35 million, respectively. NPAs have decreased for 16 consecutive quarters and are at their lowest level since December 31, 2007. Refer to Table 8 for an analysis of the changes in NPAs during the three months ended March 31, 2014. NPAs as a percentage of loans and leases plus foreclosed property were 0.85% at March 31, 2014, compared with 0.91% at December 31, 2013.

Management expects NPAs to improve at a modest pace in the second quarter of 2014.

The following table presents the changes in NPAs during the three months ended March 31, 2014 and 2013:

Table 8
Rollforward of NPAs

		Three Months Ended March 31,
		2014	2013

		(Dollars in millions)
	Beginning balance	$1,053	$1,536
	New NPAs	328	513
	Advances and principal increases	20	43
	Disposals of foreclosed assets	(143)	(148)
	Disposals of NPLs (1)	(26)	(107)
	Charge-offs and losses	(81)	(181)
	Payments	(104)	(178)
	Transfers to performing status	(69)	(59)
	Other, net	8	(6)
	Ending balance	$986	$1,413

(1)	Includes charge-offs and losses recorded upon sale of $5 million and $29 million for the three months ended March 31, 2014 and 2013, respectively.
49

Table 9 and Table 10 summarize asset quality information for the last five quarters. As more fully described below, the information has been adjusted to exclude past due covered loans and certain mortgage loans guaranteed by the government:

•	In accordance with regulatory reporting standards, covered loans that are contractually past due are recorded as past due and still accruing based on the number of days past due. However, given the significant amount of acquired loans that are past due but still accruing due to the application of the accretion method, BB&T has concluded that it is appropriate to adjust Table 9 to exclude covered loans in summarizing total loans 90 days or more past due and still accruing and total loans 30-89 days past due and still accruing.

•	BB&T has also concluded that the inclusion of covered loans in certain asset quality ratios summarized in Table 10 including “Loans 30-89 days past due and still accruing as a percentage of total loans and leases,” “Loans 90 days or more past due and still accruing as a percentage of total loans and leases,” “NPLs as a percentage of total loans and leases” and certain other asset quality ratios that reflect NPAs in the numerator or denominator (or both) results in significant distortion to these ratios. In addition, because loan level charge-offs related to the acquired loans are not recognized in the financial statements until the cumulative amounts exceed the original loss projections on a pool basis, the net charge-off ratio for the acquired loans is not consistent with the net charge-off ratio for other loan portfolios. The inclusion of these loans in the asset quality ratios described above could result in a lack of comparability across quarters or years, and could negatively impact comparability with other portfolios that were not impacted by acquisition accounting. BB&T believes that the presentation of asset quality measures excluding covered loans and related amounts from both the numerator and denominator provides better perspective into underlying trends related to the quality of its loan portfolio. Accordingly, the asset quality measures in Table 10 present asset quality information both on a consolidated basis as well as excluding the covered assets and related amounts.

•	In addition, BB&T has excluded mortgage loans that are guaranteed by the government, primarily FHA/VA loans, from the asset quality metrics reflected in Table 9 and Table 10, as these loans are recoverable through various government guarantees. In addition, BB&T has recorded certain amounts related to delinquent GNMA loans serviced for others that BB&T has the option, but not the obligation, to repurchase and has effectively regained control. The amount of government guaranteed mortgage loans and GNMA loans serviced for others that have been excluded are noted in the footnotes to Table 9.

The following tables summarize asset quality information, excluding covered assets, for the past five quarters:

Table 9
Asset Quality (Excluding Covered Assets)

	Three Months Ended
	3/31/2014		12/31/2013		9/30/2013		6/30/2013	3/31/2013

	(Dollars in millions)
NPAs (1)
NPLs:
Commercial:
Commercial and industrial		$334		$363		$415	$457		$533
CRE - income producing properties		98		113		127	146		146
CRE - construction and development		49		51		66	100		136
Direct retail lending (2)		52		109		110	119		127
Sales finance		4		5		5	5		6
Residential mortgage (2)(3)		319		243		238	254		255
Other lending subsidiaries (3)(4)		47		51		69	68		80
Total NPLs held for investment (4)		903		935		1,030	1,149		1,283
Foreclosed real estate (5)		59		71		85	89		88
Other foreclosed property		24		47		47	38		42
Total NPAs (4)(5)		$986		$1,053		$1,162	$1,276		$1,413

Performing TDRs (6)
Commercial:
Commercial and industrial		$76		$77		$74	$59		$54
CRE - income producing properties		42		50		50	44		54
CRE - construction and development		32		39		44	43		37
Direct retail lending (2)		93		187		185	188		193
Sales finance		19		17		18	17		19
Revolving credit		47		48		51	53		55
Residential mortgage (2)(3)(7)		836		785		720	726		715
Other lending subsidiaries (3)(4)		132		126		200	183		162
Total performing TDRs (4)(7)		$1,277		$1,329		$1,342	$1,313		$1,289

Loans 90 days or more past due and still accruing
Commercial:
Commercial and industrial	$	―	$	―	$	―	$3	$	―
Direct retail lending (2)		10		33		34	30		34
Sales finance		4		5		5	5		7
Revolving credit		9		10		11	13		14
Residential mortgage (2)(8)(9)		76		69		68	68		77
Other lending subsidiaries		4		5		4	4		6
Total loans 90 days or more past due and still accruing (8)(9)(10)		$103		$122		$122	$123		$138

Loans 30-89 days past due
Commercial:
Commercial and industrial		$26		$35		$27	$32		$34
CRE - income producing properties		14		8		13	9		5
CRE - construction and development		3		2		2	3		7
Direct retail lending (2)		50		132		121	123		136
Sales finance		45		56		46	47		42
Revolving credit		21		23		22	20		20
Residential mortgage (2)(3)(11)(12)		491		463		424	465		529
Other lending subsidiaries (3)(4)		133		221		268	241		183
Total loans 30 - 89 days past due (4)(11)(12)(13)		$783		$940		$923	$940		$956
51

(1)	Covered loans are considered to be performing due to the application of the accretion method. Covered loans that are contractually past due are noted below.
(2)	During the first quarter of 2014, approximately $55 million of nonaccrual loans, $94 million of performing TDRs, $22 million of loans 90 days or more past due and $83 million of loans 30-89 days past due were transferred from direct retail lending to residential mortgage.
(3)	During the fourth quarter of 2013, approximately $16 million of nonaccrual loans, $66 million of performing TDRs and $40 million of loans 30-89 days past due were transferred from other lending subsidiaries to residential mortgage.
(4)	During the fourth quarter of 2013, approximately $9 million of nonaccrual loans, $24 million of performing TDRs and $26 million of loans 30-89 days past due were sold in connection with the sale of a consumer lending subsidiary.
(5)	Excludes covered foreclosed real estate totaling $98 million, $121 million, $148 million, $181 million, and $232 million at March 31, 2014, December 31, 2013, September 30, 2013, June 30, 2013, and March 31, 2013, respectively.
(6)	Excludes TDRs that are nonperforming totaling $213 million, $193 million, $191 million, $211 million and $222 million at March 31, 2014, December 31, 2013, September 30, 2013, June 30, 2013, and March 31, 2013, respectively. These amounts are included in total nonperforming assets.
(7)	Excludes mortgage TDRs that are government guaranteed totaling $391 million, $379 million, $383 million, $367 million and $338 million at March 31, 2014, December 31, 2013, September 30, 2013, June 30, 2013, and March 31, 2013, respectively. Includes mortgage TDRs held for sale.
(8)	Excludes mortgage loans 90 days or more past due that are government guaranteed totaling $307 million, $297 million, $268 million, $246 million and $251 million at March 31, 2014, December 31, 2013, September 30, 2013, June 30, 2013, and March 31, 2013, respectively. Includes past due mortgage loans held for sale.
(9)	Excludes government guaranteed GNMA mortgage loans that BB&T has the right but not the obligation to repurchase that are 90 days or more past due totaling $486 million, $511 million, $497 million, $492 million and $514 million at March 31, 2014, December 31, 2013, September 30, 2013, June 30, 2013, and March 31, 2013, respectively.
(10)	Excludes covered loans past due 90 days or more totaling $258 million, $304 million, $364 million, $401 million and $371 million at March 31, 2014, December 31, 2013, September 30, 2013, June 30, 2013, and March 31, 2013, respectively.
(11)	Excludes mortgage loans past due 30-89 days that are government guaranteed totaling $75 million, $96 million, $107 million, $103 million and $95 million at March 31, 2014, December 31, 2013, September 30, 2013, June 30, 2013, and March 31, 2013, respectively. Includes past due mortgage loans held for sale.
(12)	Excludes government guaranteed GNMA mortgage loans that BB&T has the right but not the obligation to repurchase that are past due 30-89 days totaling $2 million, $4 million, $5 million, $5 million and $5 million at March 31, 2014, December 31, 2013, September 30, 2013, June 30, 2013, and March 31, 2013, respectively.
(13)	Excludes covered loans past due 30-89 days totaling $85 million, $88 million, $104 million, $102 million and $120 million at March 31, 2014, December 31, 2013, September 30, 2013, June 30, 2013, and March 31, 2013, respectively.
52

Table 10
Asset Quality Ratios

	As of / For the Three Months Ended
	3/31/2014		12/31/2013		9/30/2013		6/30/2013		3/31/2013
Asset Quality Ratios (including covered assets)
Loans 30 - 89 days past due and still accruing as a
percentage of total loans and leases (1)(2)	0.74%		0.88%		0.87%		0.88%		0.91%
Loans 90 days or more past due and still accruing as a
percentage of total loans and leases (1)(2)	0.31		0.36		0.41		0.44		0.43
NPLs as a percentage of total loans and leases	0.77		0.80		0.87		0.97		1.09
NPAs as a percentage of:
Total assets	0.59		0.64		0.72		0.79		0.91
Loans and leases plus foreclosed property	0.92		1.00		1.10		1.23		1.39
Net charge-offs as a percentage of average loans and leases	0.56		0.48		0.48		0.74		1.00
ALLL as a percentage of loans and leases held for investment	1.41		1.49		1.59		1.64		1.73
Ratio of ALLL to:
Net charge-offs	2.54	x	3.06	x	3.22	x	2.18	x	1.69	x
Nonperforming loans and leases held for investment	1.82		1.85		1.78		1.66		1.54

Asset Quality Ratios (excluding covered assets) (3)
Loans 30 - 89 days past due and still accruing as a
percentage of total loans and leases (1)(2)	0.68%		0.82%		0.79%		0.81%		0.83%
Loans 90 days or more past due and still accruing as a
percentage of total loans and leases (1)(2)	0.09		0.11		0.10		0.11		0.12
NPLs as a percentage of total loans and leases	0.78		0.81		0.89		0.99		1.12
NPAs as a percentage of:
Total assets	0.54		0.58		0.65		0.71		0.79
Loans and leases plus foreclosed property	0.85		0.91		1.00		1.10		1.23
Net charge-offs as a percentage of average loans and leases	0.55		0.49		0.49		0.75		0.98
ALLL as a percentage of loans and leases held for investment	1.34		1.42		1.51		1.57		1.65
Ratio of ALLL to:
Net charge-offs	2.42	x	2.88	x	3.03	x	2.07	x	1.65	x
Nonperforming loans and leases held for investment	1.70		1.73		1.66		1.55		1.43

Applicable ratios are annualized.

(1)	Excludes government guaranteed GNMA mortgage loans that BB&T has the right but not the obligation to repurchase. Refer to the footnotes of Table 9 for amounts related to these loans.
(2)	Excludes mortgage loans guaranteed by the government. Refer to the footnotes of Table 9 for amounts related to these loans.
(3)	These asset quality ratios have been adjusted to remove the impact of covered loans and covered foreclosed property. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios. Management believes the inclusion of covered loans in certain asset quality ratios that include nonperforming assets, past due loans or net charge-offs in the numerator or denominator results in distortion of these ratios and they may not be comparable to other periods presented or to other portfolios that were not impacted by purchase accounting.

Problem loans include loans on nonaccrual status or loans that are 90 days or more past due and still accruing as disclosed in Table 9. In addition, for its commercial portfolio segment, loans that are rated special mention or substandard performing are closely monitored by management as potential problem loans. Refer to Note 3 “Loans and ACL” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to these potential problem loans.

Certain residential mortgage loans have an initial period where the borrower is only required to pay the periodic interest. After the interest period, the loan will require the payment of both interest and principal over the remaining term. At March 31, 2014, approximately 5.4% of the outstanding balances of residential mortgage loans were in the interest-only phase, compared to 7.2% at December 31, 2013. Approximately 65.4% of the interest-only balances will begin amortizing within the next three years. Approximately 3.7% of interest-only loans are 30 days or more past due and still accruing and 2.4% are on nonaccrual status.

53

Home equity lines, which are a component of the direct retail portfolio, generally require the payment of interest only during the first 15 years after origination. After this initial period, the outstanding balance begins amortizing and requires the payment of both interest and principal. At March 31, 2014, approximately 66% of the outstanding balances of home equity lines were in the interest-only phase. Approximately 9.7% of these balances will begin amortizing at various dates through December 31, 2017. The delinquency rate of interest-only lines is similar to amortizing lines.

TDRs occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term and a concession has been granted to the borrower. As a result, BB&T will work with the borrower to prevent further difficulties and ultimately improve the likelihood of recovery on the loan. To facilitate this process, a concessionary modification that would not otherwise be considered may be granted, resulting in classification of the loan as a TDR. Refer to Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in the Annual Report on Form 10-K for the year ended December 31, 2013 for additional policy information regarding TDRs.

Performing TDRs, excluding government guaranteed mortgage loans, totaled $1.3 billion at March 31, 2014, a decrease of $52 million, or 3.9%, compared with December 31, 2013. During the first quarter of 2014, approximately $94 million of performing TDRs were transferred from direct retail lending to residential mortgage in connection with the transfer of $8.3 billion in loans as previously described. Excluding the impact of this transfer, performing TDRs in the residential mortgage portfolio declined $43 million, largely due to the removal of TDRs due to sustained performance under the modified terms.

The following table provides a summary of performing TDR activity:

Table 11
Rollforward of Performing TDRs

	Three Months Ended March 31,
	2014	2013

	(Dollars in millions)
Beginning balance	$1,329	$1,327
Inflows	103	129
Payments and payoffs	(59)	(37)
Charge-offs	(10)	(11)
Transfers to nonperforming TDRs, net	(25)	(19)
Removal due to the passage of time	(65)	(81)
Non-concessionary re-modifications	―	(19)
Other	4	―
Ending balance	$1,277	$1,289

Payments and payoffs represent cash received from borrowers in connection with scheduled principal payments, prepayments and payoffs of amounts outstanding at the maturity date of the loan. Transfers to nonperforming TDRs represent loans that no longer meet the requirements necessary to reflect the loan in accruing status and as a result are subsequently classified as a nonperforming TDR.

54

The following table provides further details regarding the payment status of TDRs outstanding at March 31, 2014:

Table 12
TDRs

	March 31, 2014
			Past Due				Past Due
	Current Status		30-89 Days (1)				90 Days Or More (1)				Total

	(Dollars in millions)
Performing TDRs:
Commercial loans:
Commercial and industrial	$76	100.0%	$	―	―	%	$	―	―	%	$76
CRE - income producing properties	41	97.6		1	2.4			―	―		42
CRE - construction and development	32	100.0		―	―			―	―		32
Direct retail lending	88	94.6		5	5.4			―	―		93
Sales finance	17	89.5		1	5.3			1	5.2		19
Revolving credit	40	85.1		5	10.6			2	4.3		47
Residential mortgage (2)	713	85.3		109	13.0			14	1.7		836
Other lending subsidiaries	119	90.2		13	9.8			―	―		132
Total performing TDRs (2)	1,126	88.2		134	10.5			17	1.3		1,277
Nonperforming TDRs (3)	68	31.9		28	13.2			117	54.9		213
Total TDRs (2)	$1,194	80.1		$162	10.9			$134	9.0		$1,490

(1)	Past due performing TDRs are included in past due disclosures.
(2)	Excludes mortgage TDRs that are government guaranteed totaling $391 million.
(3)	Nonperforming TDRs are included in NPL disclosures.

ACL

The ACL, which consists of the ALLL and the RUFC, totaled $1.7 billion at March 31, 2014, a decline of $99 million compared to December 31, 2013. Excluding the reserve for unfunded lending commitments and covered loans, the reserve release was $80 million for the first quarter of 2014, compared to $67 million for the fourth quarter of 2013. Management expects future allowance releases, if any, to be lower as credit continues to improve.

The ALLL amounted to 1.41% of loans and leases held for investment at March 31, 2014 (1.34% excluding covered loans), compared to 1.49% (1.42% excluding covered loans) at year-end 2013. The decrease in the ALLL reflects continued improvement in expected loss factors related to most loan portfolios. The ratio of the ALLL to nonperforming loans held for investment, excluding covered loans, was 1.70x at March 31, 2014 compared to 1.73x at December 31, 2013.

Net charge-offs totaled $159 million for the first quarter of 2014, and amounted to 0.56% of average loans and leases (0.55% excluding covered loans), compared to $141 million, or 0.48% of average loans and leases (0.49% excluding covered loans), for the fourth quarter of 2013. The increase in net charge-offs resulted from a process change that resulted in accelerated recognition of charge-offs in the nonprime automobile lending portfolio, and is not indicative of a trend in the underlying portfolio.

Refer to Note 3 “Loans and ACL” in the “Notes to Consolidated Financial Statements” for additional disclosures.

The following table presents an allocation of the ALLL at March 31, 2014 and December 31, 2013. This allocation of the ALLL is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

55

Table 13
Allocation of ALLL by Category

	March 31, 2014		December 31, 2013
		% Loans		% Loans
		in each		in each
	Amount	category	Amount	category

	(Dollars in millions)
Commercial:
Commercial and industrial	$423	33.6%	$454	33.2%
CRE - income producing properties	136	8.9	149	8.8
CRE - construction and development	65	2.1	76	2.1
Direct retail lending	120	6.5	209	13.7
Sales finance	45	8.4	45	8.1
Revolving credit	115	2.0	115	2.1
Residential mortgage	396	28.2	331	21.3
Other lending subsidiaries	238	8.7	239	9.0
Covered	104	1.6	114	1.7
Total ALLL	1,642	100.0%	1,732	100.0%
RUFC	80		89
Total ACL	$1,722		$1,821
56

Information related to the ACL is presented in the following table:

Table 14
Analysis of ACL

	Three Months Ended
	3/31/2014	12/31/2013	9/30/2013	6/30/2013	3/31/2013

	(Dollars in millions)
Beginning balance	$1,821	$1,930	$1,982	$2,031	$2,048
Provision for credit losses (excluding covered loans)	67	71	90	179	247
Provision for covered loans	(7)	(11)	2	(11)	25
Charge-offs:
Commercial loans and leases
Commercial and industrial	(33)	(45)	(42)	(70)	(91)
CRE - income producing properties	(8)	(6)	(10)	(24)	(34)
CRE - construction and development	(4)	(4)	(7)	(25)	(22)
Direct retail lending (1)	(19)	(29)	(35)	(42)	(42)
Sales finance	(7)	(7)	(5)	(5)	(6)
Revolving credit	(18)	(22)	(22)	(20)	(21)
Residential mortgage (1)	(21)	(17)	(15)	(16)	(33)
Other lending subsidiaries	(85)	(60)	(66)	(61)	(68)
Covered loans	(3)	(1)	(2)	(2)	(14)
Total charge-offs	(198)	(191)	(204)	(265)	(331)

Recoveries:
Commercial loans and leases
Commercial and industrial	9	13	17	10	7
CRE - income producing properties	2	5	7	6	3
CRE - construction and development	3	8	11	4	7
Direct retail lending (1)	8	9	11	10	8
Sales finance	3	2	3	2	2
Revolving credit	5	4	3	5	5
Residential mortgage (1)	1	1	―	1	1
Other lending subsidiaries	8	7	8	10	9
Total recoveries	39	49	60	48	42
Net charge-offs	(159)	(142)	(144)	(217)	(289)
Other changes, net	―	(27)	―	―	―
Ending balance	$1,722	$1,821	$1,930	$1,982	$2,031

ALLL (excluding covered loans)	$1,538	$1,618	$1,712	$1,775	$1,836
Allowance for covered loans	104	114	126	126	139
RUFC	80	89	92	81	56
Total ACL	$1,722	$1,821	$1,930	$1,982	$2,031

(1)	During the first quarter of 2014, $8.3 billion of loans were transferred from direct retail lending to residential mortgage. Charge-offs and recoveries have been reflected in these line items based upon the date the loans were transferred.
57

Deposits

The following table presents the composition of average deposits for the last five quarters:

Table 15
Composition of Average Deposits

	For the Three Months Ended
	3/31/14	12/31/13	9/30/13	6/30/13	3/31/13

	(Dollars in millions)
Noninterest-bearing deposits	$35,392	$35,347	$34,244	$33,586	$32,518
Interest checking	18,615	18,969	18,826	19,276	20,169
Money market and savings	48,767	49,298	48,676	48,140	48,431
Certificates and other time deposits	21,935	21,580	25,562	28,034	28,934
Foreign office deposits - interest-bearing	1,009	712	640	947	385
Total average deposits	$125,718	$125,906	$127,948	$129,983	$130,437

Average deposits for the first quarter of 2014 decreased $188 million, or 0.6% on an annualized basis compared to the fourth quarter of 2013. The decrease in deposits reflects declines in interest checking and money market and savings accounts of $354 million and $531 million, respectively. These decreases were partially offset by an increase in certificates and other time deposits of $355 million and an increase in foreign office deposits of $297 million. Deposit mix remained relatively stable, with average noninterest-bearing deposits increasing slightly to 28.2% of total average deposits for the first quarter of 2014, compared to 28.1% for the fourth quarter of 2013.

Noninterest-bearing deposits increased $45 million compared to the fourth quarter of 2013, which reflects growth in retail and public funds accounts totaling $480 million and $295 million, respectively, partially offset by a decline in commercial account balances of $628 million.

The cost of interest-bearing deposits was 0.27% for the first quarter of 2014, a decrease of one basis point compared to the fourth quarter of 2013.

Management currently expects that deposit costs will be relatively flat compared to the current quarter, with some potential for a one or two basis point improvement in future quarters.

Borrowings

At March 31, 2014, short-term borrowings totaled $3.3 billion, a decrease of $853 million, or 20.6%, compared to December 31, 2013. Long-term debt totaled $23.4 billion at March 31, 2014, an increase of $1.9 billion, or 8.8%, from the balance at December 31, 2013. The increase in long-term debt during the current quarter is primarily due to the issuance of $2.4 billion of senior notes with maturity dates ranging from 2017 to 2021.

Shareholders’ Equity

Total shareholders’ equity at March 31, 2014 was $23.6 billion, an increase of $747 million compared to December 31, 2013. The increase in total shareholders’ equity was driven by earnings of $578 million, $250 million of net activity related to equity awards, and a $93 million net increase in AOCI. These increases were partially offset by common and preferred dividends totaling $163 million and $37 million, respectively. BB&T’s common equity per common share at March 31, 2014 was $29.03, compared to $28.52 at December 31, 2013.

Merger-Related and Restructuring Activities

At March 31, 2014 and December 31, 2013, merger-related and restructuring accruals totaled $26 million and $25 million, respectively. Merger-related and restructuring accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at March 31, 2014 are expected to be utilized within one year, unless they relate to specific contracts that expire later. As part of management's ongoing evaluation of the alignment of BB&T's cost structure with business needs, additional restructuring charges are expected to be incurred over the next several quarters.

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

The principal types of inherent risk include compliance, credit, liquidity, market, operational, reputation and strategic risks. Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2013 for disclosures related to each of these risks under the section titled “Risk Management.”

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

BB&T uses derivatives primarily to manage economic risk related to securities, commercial loans, MSRs and mortgage banking operations, long-term debt and other funding sources. BB&T also uses derivatives to facilitate transactions on behalf of its clients. As of March 31, 2014, BB&T had derivative financial instruments outstanding with notional amounts totaling $63.1 billion, with a net fair value of a loss of $67 million. See Note 12 “Derivative Financial Instruments” in the “Notes to Consolidated Financial Statements” herein for additional disclosures.

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

Management uses the Simulation to measure the sensitivity of projected earnings to changes in interest rates. The Simulation projects net interest income and interest rate risk for a rolling two-year period of time. The Simulation takes into account the current contractual agreements that BB&T has made with its customers on deposits, borrowings, loans, investments and commitments to enter into those transactions. Furthermore, the Simulation considers the impact of expected customer behavior. Management monitors BB&T’s interest sensitivity by means of a model that incorporates the current volumes, average rates earned and paid, and scheduled maturities and payments of asset and liability portfolios, together with multiple scenarios that include projected prepayments, repricing opportunities and anticipated volume growth. Using this information, the model projects earnings based on projected portfolio balances under multiple interest rate scenarios. This level of detail is needed to simulate the effect that changes in interest rates and portfolio balances may have on the earnings of BB&T. This method is subject to the accuracy of the assumptions that underlie the process, but management believes that it provides a better illustration of the sensitivity of earnings to changes in interest rates than other analyses such as static or dynamic gap. In addition to the Simulation, BB&T uses EVE analysis to focus on projected changes in capital given potential changes in interest rates. This measure also allows BB&T to analyze interest rate risk that falls outside the analysis window contained in the Simulation. The EVE model is a discounted cash flow of the portfolio of assets, liabilities, and derivative instruments. The difference in the present value of assets minus the present value of liabilities is defined as the economic value of equity.

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

Table 16
Interest Sensitivity Simulation Analysis

				Annualized Hypothetical
Interest Rate Scenario				Percentage Change in
Linear		Prime Rate		Net Interest Income
Change in		March 31,		March 31,
Prime Rate		2014	2013	2014	2013
Up 200	bps	5.25%	5.25%	1.70%	3.55%
Up 100		4.25	4.25	1.10	2.27
No Change		3.25	3.25	―	―
Down 25		3.00	3.00	0.43	(0.18)

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

Table 17
Deposit Mix Sensitivity Analysis

				Results Assuming a Decrease in
	Linear Change		Base Scenario	Noninterest Bearing Demand Deposits
	in Rates		at March 31, 2014 (1)	$1 Billion	$5 Billion
	Up 200	bps	1.70%	1.43%	0.34%
	Up 100		1.10	0.93	0.25

(1)	The base scenario is equal to the annualized hypothetical percentage change in net interest income at March 31, 2014 as presented in the preceding table.

If rates increased 200 basis points, BB&T could absorb the loss of $6.3 billion, or 17.3%, of noninterest bearing demand deposits and replace them with managed rate deposits with a beta of 100% before becoming neutral to interest rate changes.

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

Table 18
EVE Simulation Analysis

				Hypothetical Percentage
		EVE/Assets		Change in EVE
Change in		March 31,		March 31,
Rates		2014	2013	2014	2013
Up 200	bps	10.6%	8.0%	(4.5)%	14.2%
Up 100		11.0	7.7	(1.4)	9.8
No Change		11.1	7.0	―	―
Down 25		11.1	6.8	(0.3)	(3.3)

Market Risk from Trading Activities

BB&T also manages market risk from trading activities which consists of acting as a financial intermediary to provide its customers access to derivatives, foreign exchange and securities markets. Trading market risk is managed through the use of statistical and non-statistical risk measures and limits. BB&T utilizes a historical VaR methodology to measure and aggregate risks across its covered trading LOBs. This methodology uses two years of historical data to estimate economic outcomes for a one-day time horizon at a 99% confidence level. The average 99% one-day VaR and the maximum daily VaR for the three months ended March 31, 2014 and March 31, 2013 were each less than $1 million. Market risk disclosures under Basel II.5 are available in the Additional Disclosures section of the Investor Relations site on www.bbt.com/about.

Contractual Obligations, Commitments, Contingent Liabilities, Off-Balance Sheet Arrangements and Related Party Transactions

Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2013 for discussion with respect to BB&T’s quantitative and qualitative disclosures about its fixed and determinable contractual obligations. Additional disclosures about BB&T’s contractual obligations, commitments and derivative financial instruments are included in Note 10 “Commitments and Contingencies” and Note 11 “Fair Value Disclosures” in the “Notes to Consolidated Financial Statements.”

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

BB&T monitors the ability to meet customer demand for funds under both normal and stressed market conditions. In considering its liquidity position, management evaluates BB&T’s funding mix based on client core funding, client rate-sensitive funding and non-client rate-sensitive funding. In addition, management also evaluates exposure to rate-sensitive funding sources that mature in one year or less. Management also measures liquidity needs against 30 days of stressed cash outflows for Branch Bank. To ensure a strong liquidity position, management maintains a liquid asset buffer of cash on hand and highly liquid unpledged securities. The Company has established a policy that the liquid asset buffer would be a minimum of 5% of total assets, but intends to maintain the ratio well in excess of this level. As of March 31, 2014 and December 31, 2013, BB&T’s liquid asset buffer was 16.4% and 14.6%, respectively, of total assets.

In November 2013, the FDIC, FRB and OCC released a joint statement providing a notice of proposed rulemaking concerning the U.S. implementation of the Basel III liquidity coverage ratio rule. BB&T is currently evaluating the impact and is implementing balance sheet changes to support its compliance with the rule. These actions include changing the mix of the investment portfolio to include more GNMA and U.S. Treasury securities, which qualify as Level 1 under the rule, and changing its deposit mix to reduce public funds deposits and increase retail and commercial deposits. Based on management’s interpretation of the proposed rules that will be effective January 1, 2015, BB&T’s liquidity coverage ratio was approximately 87% at March 31, 2014, compared to the regulatory minimum of 80%.

Parent Company

The purpose of the Parent Company is to serve as the primary capital financing vehicle for the operating subsidiaries. The assets of the Parent Company primarily consist of cash on deposit with Branch Bank, equity investments in subsidiaries, advances to subsidiaries, accounts receivable from subsidiaries, and other miscellaneous assets. The principal obligations of the Parent Company are principal and interest payments on long-term debt. The main sources of funds for the Parent Company are dividends and management fees from subsidiaries, repayments of advances to subsidiaries, and proceeds from the issuance of equity and long-term debt. The primary uses of funds by the Parent Company are for investments in subsidiaries, advances to subsidiaries, dividend payments to common and preferred shareholders, retirement of common stock and interest and principal payments due on long-term debt.

Liquidity at the Parent Company is more susceptible to market disruptions. BB&T prudently manages cash levels at the Parent Company to cover a minimum of one year of projected contractual cash outflows which includes unfunded external commitments, debt service, preferred dividends and scheduled debt maturities without the benefit of any new cash infusions. Generally, BB&T maintains a significant buffer above the projected one year of contractual cash outflows. In determining the buffer, BB&T considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, being a source of strength to its banking subsidiaries and being able to withstand sustained market disruptions that could limit access to the capital markets. As of March 31, 2014 and December 31, 2013, the Parent Company had 35 months and 27 months, respectively, of cash on hand to satisfy projected contractual cash outflows as described above.

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

Branch Bank has several major sources of funding to meet its liquidity requirements, including access to capital markets through issuance of senior or subordinated bank notes and institutional CDs, access to the FHLB system, dealer repurchase agreements and repurchase agreements with commercial clients, access to the overnight and term Federal funds markets, use of a Cayman branch facility, access to retail brokered CDs and a borrower in custody program with the FRB for the discount window. As of March 31, 2014, BB&T has approximately $64.1 billion of secured borrowing capacity, which represents approximately 505% of one year wholesale funding maturities.

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

Table 19
BB&T's Internal Capital Guidelines Prior to Basel III
	Operating	Stressed
Tier 1 Capital Ratio	10.0%	7.5%
Total Capital Ratio	12.0	9.5
Tier 1 Leverage Capital Ratio	7.0	5.0
Tangible Common Equity Ratio	6.0	4.0
Tier 1 Common Equity Ratio	8.5	6.0

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

During March 2014, the FRB notified BB&T that it did not object to BB&T’s 2014 capital plan and related actions, which included a recommendation for a $0.01 per share increase in the quarterly common stock dividend to $0.24 per share to begin in the second quarter of 2014. BB&T’s board of directors subsequently approved this dividend increase. BB&T released the results of its year-end company-run stress test during March 2014.

Risk-based capital ratios, which include Tier 1 Capital, Total Capital and Tier 1 Common Equity, are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets.

BB&T’s Tier 1 common equity ratio was 10.2% at March 31, 2014 compared to 9.9% at December 31, 2013. The increase in regulatory capital was primarily the result of earnings in excess of dividends and the net impact of equity award activity during the first quarter of 2014.

Table 20
Capital Ratios (1)

	As of / For the Three Months Ended
	3/31/14	12/31/13

	(Dollars in millions, except per share data,
	shares in thousands)
Risk-based:
Tier 1	12.1%	11.8%
Total	14.6	14.3
Leverage capital	9.5	9.3

Non-GAAP capital measures (2)
Tangible common equity as a percentage of tangible assets	7.6%	7.3%
Tier 1 common equity as a percentage of risk-weighted assets	10.2	9.9
Tangible common equity per common share	$18.77	$18.08

Calculations of tangible common equity, Tier 1 common equity and tangible assets (2):
Total shareholders' equity	$23,556	$22,809
Less:
Preferred stock	2,603	2,603
Noncontrolling interests	94	50
Intangible assets	7,370	7,383
Tangible common equity	13,489	12,773
Add:
Regulatory adjustments	607	698
Tier 1 common equity (Basel I)	$14,096	$13,471

Total assets	$184,651	$183,010
Less:
Intangible assets	7,370	7,383
Tangible assets	$177,281	$175,627

Risk-weighted assets	$138,375	$136,489
Common shares outstanding at end of period	718,497	706,620

(1)	Regulatory capital information is preliminary.
(2)	Tangible common equity, Tier 1 common equity and related ratios are non-GAAP measures. Management uses these measures to assess the quality of capital and believes that investors may find them useful in their analysis of the Company. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies.

Table 21
Basel III Capital Ratios (1)

		March 31, 2014	December 31, 2013

		(Dollars in millions)
	Tier 1 common equity under Basel I definition	$14,096	$13,471
	Net impact of differences between Basel I and Basel III definitions	96	98
	Common equity Tier 1 under Basel III definition	$14,192	$13,569
	Risk-weighted assets under Basel III definition	$142,258	$140,670
	Common equity Tier 1 ratio under Basel III	10.0%	9.7%

(1)	Regulatory capital information is preliminary. The Basel III amounts are based upon management's preliminary interpretation of the rules adopted by the FRB on July 2, 2013 and are subject to change.

Table 22
Capital Requirements Under Basel III

	Minimum	Well-	Minimum Capital Plus Capital Conservation Buffer				BB&T
	Capital	Capitalized	2016	2017	2018	2019 (1)	Target
Common equity Tier 1 to risk-weighted assets	4.5%	6.5%	5.125%	5.750%	6.375%	7.000%	8.5%
Tier 1 capital to risk-weighted assets	6.0	8.0	6.625	7.250	7.875	8.500	10.0
Total capital to risk-weighted assets	8.0	10.0	8.625	9.250	9.875	10.500	12.0
Leverage ratio	4.0	5.0	N/A	N/A	N/A	N/A	7.0

(1)	Upon Basel III becoming effective on January 1, 2015, BB&T's goal is to maintain capital levels above the 2019 requirements.

Share Repurchase Activity

No shares were repurchased in connection with the 2006 Repurchase Plan during 2014.

Table 23
Share Repurchase Activity

				Maximum Remaining
				Number of Shares
	Total	Average	Total Shares Purchased	Available for Repurchase
	Shares	Price Paid	Pursuant to	Pursuant to
	Repurchased (1)	Per Share (2)	Publicly-Announced Plan	Publicly-Announced Plan

	(Shares in thousands)

January 2014	31	$37.29	―	44,139
February 2014	2,117	37.23	―	44,139
March 2014	7	37.61	―	44,139
Total	2,155	37.23	―	44,139

(1)	Repurchases reflect shares exchanged or surrendered in connection with the exercise of equity-based awards under BB&T’s equity-based compensation plans.
(2)	Excludes commissions.

Non-GAAP Information

Certain amounts have been presented that exclude the effect of the $281 million adjustment for an uncertain income tax position that was recognized in the first quarter of 2013. BB&T believes these adjusted measures are meaningful as excluding the adjustment increases the comparability of certain period-to-period results. The following table reconciles these adjusted measures to their corresponding GAAP amounts.

Table 24
Non-GAAP Reconciliations

	As Reported	Tax Adjustment	Excluding Tax Adjustment

	(Dollars in millions, except per share data, shares in thousands)
Three Months Ended September 30, 2013
Net income available to common shareholders	$268	$235	$503
Weighted average number of diluted common shares	716,101		716,101
Diluted EPS	$0.37		$0.70

Net income	$309	$235	$544
Average assets	181,021	3	181,024
Return on average assets	0.68%		1.19%

Net income available to common shareholders	$268	$235	$503
Average common shareholders' equity	19,491	3	19,494
Return on average common shareholders' equity	5.44%		10.22%

Income before income taxes	$759		$759
Provision for income taxes	450	$(235)	215
Effective tax rate	59.3%		28.3%

	As Reported	Tax Adjustment	Excluding Tax Adjustment

	(Dollars in millions, except per share data, shares in thousands)
Three Months Ended March 31, 2013
Net income available to common shareholders	$210	$281	$491
Weighted average number of diluted common shares	711,020		711,020
Diluted EPS	$0.29		$0.69

Net income	$256	$281	$537
Average assets	182,013	100	182,113
Return on average assets	0.57%		1.20%

Net income available to common shareholders	$210	$281	$491
Average common shareholders' equity	19,138	100	19,238
Return on average common shareholders' equity	4.44%		10.34%

Income before income taxes	$737		$737
Provision for income taxes	481	$(281)	200
Effective tax rate	65.3%		27.1%

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to the “Commitments and Contingencies” and “Income Taxes” notes in the “Notes to Consolidated Financial Statements.”

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2013. Additional risks and uncertainties not currently known to BB&T or that management has deemed to be immaterial also may materially adversely affect BB&T’s business, financial condition, and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Refer to “Share Repurchase Activity” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section herein.

ITEM 6. EXHIBITS

10.1	Form of LTIP Award Agreement for the BB&T Corporation 2012 Incentive Plan.

10.2	Form of Restricted Stock Unit Agreement (Tier 2 Employee) for the BB&T Corporation 2012 Incentive Plan.

10.3	Form of Restricted Stock Unit Agreement (Performance-Based Vesting Component) for the BB&T Corporation 2012 Incentive Plan.

10.4	Form of Nonqualified Option Agreement (Senior Executive) for the BB&T Corporation 2012 Incentive Plan.

10.5	2014 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Company and Robert J. Johnson, Jr.

11	Statement re: Computation of Earnings Per Share.

12	Statement re: Computation of Ratios.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Definition Linkbase.
69

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BB&T CORPORATION (Registrant)

Date: April 30, 2014	By:	/s/ Daryl N. Bible
Daryl N. Bible, Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: April 30, 2014	By:	/s/ Cynthia B. Powell
Cynthia B. Powell, Executive Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location

10.1*	Form of LTIP Award Agreement for the BB&T Corporation 2012 Incentive Plan.	Filed herewith.

10.2*	Form of Restricted Stock Unit Agreement (Tier 2 Employee) for the BB&T Corporation 2012 Incentive Plan.	Filed herewith.

10.3*	Form of Restricted Stock Unit Agreement (Performance-Based Vesting Component) for the BB&T Corporation 2012 Incentive Plan.	Filed herewith.

10.4*	Form of Nonqualified Option Agreement (Senior Executive) for the BB&T Corporation 2012 Incentive Plan.	Filed herewith.

10.5*	2014 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Company and Robert J. Johnson, Jr.	Filed herewith.

11	Statement re: Computation of Earnings Per Share.	Filed herewith as Note 13.

12†	Statement re: Computation of Ratios.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.

*	Management compensatory plan or arrangement.
†	Exhibit filed with the Securities and Exchange Commission and available upon request.

