Form 10-Q
period 2014-06-30
BB&T CORP
filed 2014-07-28
CIK 92230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2014

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

At June 30, 2014, 719,584,256 shares of the Registrant’s common stock, $5 par value, were outstanding.

BB&T CORPORATION
FORM 10-Q
June 30, 2014
INDEX

		Page No.
PART I
Item 1.	Financial Statements
	Consolidated Balance Sheets (Unaudited)	5
	Consolidated Statements of Income (Unaudited)	6
	Consolidated Statements of Comprehensive Income (Unaudited)	7
	Consolidated Statements of Changes in Shareholders' Equity (Unaudited)	8
	Consolidated Statements of Cash Flows (Unaudited)	9
	Notes to Consolidated Financial Statements (Unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	45
Item 3.	Quantitative and Qualitative Disclosures About Market Risk (see Market Risk Management)	73
Item 4.	Controls and Procedures	80
PART II
Item 1.	Legal Proceedings	80
Item 1A.	Risk Factors	80
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	80
Item 3.	Defaults Upon Senior Securities - (not applicable.)
Item 4.	Mine Safety Disclosures - (not applicable.)
Item 5.	Other Information - (none to be reported.)
Item 6.	Exhibits	81
2

Glossary of Defined Terms

The following terms may be used throughout this Report, including the consolidated financial statements and related notes.

Term	Definition
2006 Repurchase Plan	Plan for the repurchase of up to 50 million shares of BB&T’s common stock
ACL	Allowance for credit losses
AFS	Available-for-sale
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income (loss)
BankAtlantic	BankAtlantic, a federal savings association acquired by BB&T from BankAtlantic Bancorp, Inc.
Basel III	Global regulatory standards on bank capital adequacy and liquidity published by the BCBS
BB&T	BB&T Corporation and subsidiaries
BCBS	Basel Committee on Bank Supervision
BHC	Bank holding company
BHCA	Bank Holding Company Act of 1956, as amended
Branch Bank	Branch Banking and Trust Company
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CDI	Core deposit intangible assets
CFPB	Consumer Financial Protection Bureau
Colonial	Collectively, certain assets and liabilities of Colonial Bank acquired by BB&T in 2009
Company	BB&T Corporation and subsidiaries (interchangeable with "BB&T" above)
Council	Financial Stability Oversight Council
CRA	Community Reinvestment Act of 1977
CRE	Commercial real estate
Crump Insurance	The life and property and casualty insurance operations acquired from the Crump Group
DIF	Deposit Insurance Fund administered by the FDIC
Directors’ Plan	Non-Employee Directors’ Stock Option Plan
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings per common share
ERP	Enterprise resource planning
EU	European Union
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHC	Financial Holding Company
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FINRA	Financial Industry Regulatory Authority
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
FTE	Fully taxable-equivalent
FTP	Funds transfer pricing
GAAP	Accounting principles generally accepted in the United States of America
GNMA	Government National Mortgage Association
Grandbridge	Grandbridge Real Estate Capital, LLC
GSE	U.S. government-sponsored enterprise
HUD-OIG	Office of Inspector General, U.S. Department of Housing and Urban Development
HTM	Held-to-maturity
IMLAFA	International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001
IPV	Independent price verification
IRC	Internal Revenue Code
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association, Inc.
3

LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
LOB	Line of business
MBS	Mortgage-backed securities
MRLCC	Market Risk, Liquidity and Capital Committee
MSR	Mortgage servicing right
MSRB	Municipal Securities Rulemaking Board
NIM	Net interest margin
NPA	Nonperforming asset
NPL	Nonperforming loan
NPR	Notice of Proposed Rulemaking
NYSE	NYSE Euronext, Inc.
OAS	Option adjusted spread
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
OTS	Office of Thrift Supervision
OTTI	Other-than-temporary impairment
Parent Company	BB&T Corporation, the parent company of Branch Bank and other subsidiaries
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
Peer Group	Financial holding companies included in the industry peer group index
Reform Act	Federal Deposit Insurance Reform Act of 2005
RMO	Risk Management Organization
RSU	Restricted stock unit
RUFC	Reserve for unfunded lending commitments
S&P	Standard & Poor's
SBIC	Small Business Investment Company
SCAP	Supervisory Capital Assessment Program
SEC	Securities and Exchange Commission
Short-Term Borrowings	Federal funds purchased, securities sold under repurchase agreements and other short-term borrowed funds with original maturities of less than one year
Simulation	Interest sensitivity simulation analysis
TBA	To be announced
TDR	Troubled debt restructuring
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
UPB	Unpaid principal balance
VA	U.S. Department of Veterans Affairs
VaR	Value-at-risk
VIE	Variable interest entity

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share data, shares in thousands)

	June 30,	December 31,
	2014	2013
Assets
Cash and due from banks	$1,718	$1,565
Interest-bearing deposits with banks	589	452
Federal funds sold and securities purchased under resale agreements or similar
arrangements	141	148
Restricted cash	292	422
AFS securities at fair value ($1,333 and $1,393 covered by FDIC loss
share at June 30, 2014 and December 31, 2013, respectively)	20,936	22,104
HTM securities (fair value of $20,264 and $17,530 at June 30, 2014
and December 31, 2013, respectively)	20,432	18,101
LHFS at fair value	1,692	1,222
Loans and leases ($1,653 and $2,035 covered by FDIC loss share at June 30,
2014 and December 31, 2013, respectively)	119,523	115,917
ALLL	(1,590)	(1,732)
Loans and leases, net of ALLL	117,933	114,185

Premises and equipment	1,857	1,869
Goodwill	6,868	6,814
Core deposit and other intangible assets	552	569
Residential MSRs at fair value	954	1,047
Other assets ($98 and $163 of foreclosed property and other assets covered by FDIC
loss share at June 30, 2014 and December 31, 2013, respectively)	14,048	14,512
Total assets	$188,012	$183,010

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$37,398	$34,972
Interest-bearing deposits, excluding time deposits $100,000 and greater	77,923	78,330
Time deposits $100,000 and greater	16,265	14,173
Total deposits	131,586	127,475

Short-term borrowings	3,979	4,138
Long-term debt	21,927	21,493
Accounts payable and other liabilities	6,555	7,095
Total liabilities	164,047	160,201

Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $5 par, liquidation preference of $25,000 per share	2,603	2,603
Common stock, $5 par	3,598	3,533
Additional paid-in capital	6,451	6,172
Retained earnings	11,634	11,044
AOCI, net of deferred income taxes	(406)	(593)
Noncontrolling interests	85	50
Total shareholders’ equity	23,965	22,809
Total liabilities and shareholders’ equity	$188,012	$183,010

Common shares outstanding	719,584	706,620
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	107	107
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in millions, except per share data, shares in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest Income
Interest and fees on loans and leases	$1,295	$1,418	$2,590	$2,851
Interest and dividends on securities	234	215	470	430
Interest on other earning assets	8	10	23	21
Total interest income	1,537	1,643	3,083	3,302
Interest Expense
Interest on deposits	60	78	120	164
Interest on short-term borrowings	1	3	2	4
Interest on long-term debt	133	147	271	297
Total interest expense	194	228	393	465
Net Interest Income	1,343	1,415	2,690	2,837
Provision for credit losses	74	168	134	440
Net Interest Income After Provision for Credit Losses	1,269	1,247	2,556	2,397
Noninterest Income
Insurance income	422	426	849	791
Service charges on deposits	149	143	292	281
Mortgage banking income	86	168	160	348
Investment banking and brokerage fees and commissions	92	99	180	193
Bankcard fees and merchant discounts	70	65	132	124
Trust and investment advisory revenues	55	49	109	97
Checkcard fees	52	51	99	98
Income from bank-owned life insurance	25	26	52	54
FDIC loss share income, net	(88)	(85)	(172)	(144)
Other income	70	81	141	159
Securities gains (losses), net
Gross realized gains	―	23	6	46
Gross realized losses	―	―	(3)	―
OTTI charges	―	―	(23)	―
Non-credit portion recognized in OCI	―	―	22	―
Total securities gains (losses), net	―	23	2	46
Total noninterest income	933	1,046	1,844	2,047
Noninterest Expense
Personnel expense	809	844	1,591	1,661
Occupancy and equipment expense	168	170	344	341
Loan-related expense	100	63	169	121
Professional services	34	47	67	83
Software expense	42	38	85	76
Regulatory charges	30	35	59	70
Outside IT services	31	21	58	36
Amortization of intangibles	23	27	46	54
Foreclosed property expense	10	12	19	30
Merger-related and restructuring charges, net	13	27	21	32
Other expense	291	212	495	406
Total noninterest expense	1,551	1,496	2,954	2,910
Earnings
Income before income taxes	651	797	1,446	1,534
Provision for income taxes	173	221	390	702
Net income	478	576	1,056	832
Noncontrolling interests	16	16	56	32
Dividends on preferred stock	37	13	74	43
Net income available to common shareholders	$425	$547	$926	$757
EPS
Basic	$0.59	$0.78	$1.29	$1.08
Diluted	$0.58	$0.77	$1.27	$1.06
Cash dividends declared	$0.24	$0.23	$0.47	$0.46

Weighted Average Shares Outstanding
Basic	719,080	702,082	715,978	701,245
Diluted	728,452	712,861	726,388	711,998

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net Income	$478	$576	$1,056	$832
OCI, net of tax:
Change in unrecognized net pension and postretirement costs	2	12	3	26
Change in unrealized net gains (losses) on cash flow hedges	(2)	155	9	162
Change in unrealized net gains (losses) on AFS securities	86	(354)	165	(415)
Change in FDIC's share of unrealized (gains) losses on AFS securities	3	17	9	4
Other, net	5	(2)	1	(2)
Total OCI	94	(172)	187	(225)
Total comprehensive income	$572	$404	$1,243	$607

Income Tax Effect of Items Included in OCI:
Change in unrecognized net pension and postretirement costs	$1	$8	$2	$17
Change in unrealized net gains (losses) on cash flow hedges	(1)	95	6	98
Change in unrealized net gains (losses) on AFS securities	53	(215)	98	(252)
Change in FDIC's share of unrealized (gains) losses on AFS securities	1	10	4	1
Other, net	2	1	1	1

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
Six Months Ended June 30, 2014 and 2013
(Dollars in millions, shares in thousands)

	Shares of			Additional				Total
	Common	Preferred	Common	Paid-In	Retained		Noncontrolling	Shareholders’
	Stock	Stock	Stock	Capital	Earnings	AOCI	Interests	Equity
Balance, January 1, 2013	699,728	$2,116	$3,499	$5,973	$10,129	$(559)	$65	$21,223
Add (Deduct):
Net income	―	―	―	―	800	―	32	832
Net change in AOCI	―	―	―	―	―	(225)	―	(225)
Stock transactions:
In connection with equity awards	3,462	―	17	12	―	―	―	29
Shares repurchased in connection with equity awards	(754)	―	(4)	(19)	―	―	―	(23)
In connection with dividend reinvestment plan	229	―	1	6	―	―	―	7
In connection with 401(k) plan	330	―	2	9	―	―	―	11
In connection with preferred stock offering	―	487	―	―	―	―	―	487
Cash dividends declared on common stock	―	―	―	―	(322)	―	―	(322)
Cash dividends declared on preferred stock	―	―	―	―	(43)	―	―	(43)
Equity-based compensation expense	―	―	―	60	―	―	―	60
Other, net	―	―	―	1	―	―	(41)	(40)
Balance, June 30, 2013	702,995	$2,603	$3,515	$6,042	$10,564	$(784)	$56	$21,996

Balance, January 1, 2014	706,620	$2,603	$3,533	$6,172	$11,044	$(593)	$50	$22,809
Add (Deduct):
Net income	―	―	―	―	1,000	―	56	1,056
Net change in AOCI	―	―	―	―	―	187	―	187
Stock transactions:
In connection with equity awards	14,097	―	71	209	―	―	―	280
Shares repurchased in connection with equity awards	(2,177)	―	(11)	(70)	―	―	―	(81)
Excess tax benefits in connection with equity awards	―	―	―	49	―	―	―	49
In connection with dividend reinvestment plan	391	―	2	13	―	―	―	15
In connection with 401(k) plan	653	―	3	22	―	―	―	25
Cash dividends declared on common stock	―	―	―	―	(336)	―	―	(336)
Cash dividends declared on preferred stock	―	―	―	―	(74)	―	―	(74)
Equity-based compensation expense	―	―	―	56	―	―	―	56
Other, net	―	―	―	―	―	―	(21)	(21)
Balance, June 30, 2014	719,584	$2,603	$3,598	$6,451	$11,634	$(406)	$85	$23,965

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)
	Six Months Ended
	June 30,
	2014	2013
Cash Flows From Operating Activities:
Net income	$1,056	$832
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	134	440
Adjustment to income tax provision	―	281
Depreciation	161	153
Amortization of intangibles	46	54
Equity-based compensation	56	60
(Gain) loss on securities, net	(2)	(46)
Net write-downs/losses on foreclosed property	18	11
Net change in operating assets and liabilities:
LHFS	(470)	1,299
Other assets	366	(499)
Accounts payable and other liabilities	(563)	(228)
Other, net	75	(49)
Net cash from operating activities	877	2,308

Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	1,172	931
Proceeds from maturities, calls and paydowns of AFS securities	1,921	3,408
Purchases of AFS securities	(1,644)	(4,371)
Proceeds from maturities, calls and paydowns of HTM securities	726	2,076
Purchases of HTM securities	(3,067)	(2,251)
Originations and purchases of loans and leases, net of principal collected	(4,079)	(2,002)
Net cash for business combinations	1,025	(6)
Proceeds from sales of foreclosed property	134	191
Other, net	270	233
Net cash from investing activities	(3,542)	(1,791)

Cash Flows From Financing Activities:
Net change in deposits	2,883	(1,996)
Net change in short-term borrowings	(159)	328
Proceeds from issuance of long-term debt	2,407	1,140
Repayment of long-term debt	(2,040)	(773)
Net cash from preferred stock transactions	―	487
Cash dividends paid on common stock	(321)	(455)
Cash dividends paid on preferred stock	(74)	(73)
Other, net	252	165
Net cash from financing activities	2,948	(1,177)
Net Change in Cash and Cash Equivalents	283	(660)
Cash and Cash Equivalents at Beginning of Period	2,165	3,039
Cash and Cash Equivalents at End of Period	$2,448	$2,379

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$397	$483
Income taxes	384	369
Noncash investing activities:
Transfers of loans to foreclosed assets	228	269

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

Changes in Accounting Principles and Effects of New Accounting Pronouncements

In June 2014, the FASB issued new guidance related to Repurchase-to-Maturity Transactions and Repurchase Financings. The new guidance changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting. The guidance also requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. This guidance is effective for interim and annual reporting periods beginning after December 15, 2014. The Company is currently evaluating this guidance to determine the impact on its consolidated financial position, results of operations and cash flows.

In May 2014, the FASB issued new guidance related to Revenue from Contracts with Customers. This guidance supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Accounting Standards Codification. The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently evaluating this guidance to determine the impact on its consolidated financial position, results of operations and cash flows.

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

NOTE 2. Business Combinations

During the second quarter of 2014, BB&T purchased 21 bank branches in Texas from Citigroup, Inc., resulting in the acquisition of $1.2 billion in deposits, $112 million in loans and $1.1 billion in cash and other assets. Goodwill of $31 million and CDI of $20 million were recognized in connection with the transaction.

NOTE 3. Securities

	Amortized	Gross Unrealized		Fair
June 30, 2014	Cost	Gains	Losses	Value

	(Dollars in millions)
AFS securities:
U.S. Treasury	$1,094	$1	$—	$1,095
MBS issued by GSE	16,512	92	370	16,234
States and political subdivisions	1,899	113	58	1,954
Non-agency MBS	247	30	—	277
Other	43	—	—	43
Covered	942	391	—	1,333
Total AFS securities	$20,737	$627	$428	$20,936

HTM securities:
U.S. Treasury	$1,096	$13	$—	$1,109
GSE	5,604	18	203	5,419
MBS issued by GSE	13,282	65	76	13,271
States and political subdivisions	33	2	—	35
Other	417	13	—	430
Total HTM securities	$20,432	$111	$279	$20,264

	Amortized	Gross Unrealized		Fair
December 31, 2013	Cost	Gains	Losses	Value

	(Dollars in millions)
AFS securities:
U.S. Treasury	$595	$—	$—	$595
MBS issued by GSE	18,397	78	546	17,929
States and political subdivisions	1,877	65	91	1,851
Non-agency MBS	264	27	—	291
Other	46	—	1	45
Covered	989	404	—	1,393
Total AFS securities	$22,168	$574	$638	$22,104

HTM securities:
U.S. Treasury	$392	$—	$8	$384
GSE	5,603	2	397	5,208
MBS issued by GSE	11,636	38	220	11,454
States and political subdivisions	33	2	—	35
Other	437	12	—	449
Total HTM securities	$18,101	$54	$625	$17,530

The fair value of covered securities included non-agency MBS of $1.0 billion and $1.1 billion as of June 30, 2014 and December 31, 2013, respectively, and state and political subdivision securities of $316 million and $314 million as of June 30, 2014 and December 31, 2013 respectively.

Certain investments in marketable debt securities and MBS issued by FNMA and FHLMC exceeded ten percent of shareholders’ equity at June 30, 2014. The FNMA investments had total amortized cost and fair value of $12.4 billion and $12.1 billion, respectively. The FHLMC investments had total amortized cost and fair value of $5.8 billion and $5.6 billion, respectively.

The following table reflects changes in credit losses on securities with OTTI (excluding covered), which were primarily non-agency MBS, where a portion of the unrealized loss was recognized in OCI.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

	(Dollars in millions)
Balance at beginning of period	$76	$93	$78	$98
Credit losses on securities without previously recognized OTTI	―	―	1	―
Reductions for securities sold/settled during the period	(3)	(7)	(6)	(12)
Credit recoveries through yield	(1)	―	(1)	―
Balance at end of period	$72	$86	$72	$86

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected life of MBS may differ from contractual maturities because borrowers have the right to prepay the underlying mortgage loans with or without prepayment penalties.

	AFS		HTM
	Amortized	Fair	Amortized	Fair
June 30, 2014	Cost	Value	Cost	Value

	(Dollars in millions)
Due in one year or less	$491	$491	$ ―	$ ―
Due after one year through five years	807	819	1	1
Due after five years through ten years	545	577	6,639	6,467
Due after ten years	18,894	19,049	13,792	13,796
Total debt securities	$20,737	$20,936	$20,432	$20,264

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2014	Value	Losses	Value	Losses	Value	Losses

	(Dollars in millions)
AFS securities:
MBS issued by GSE	$1,977	$40	$7,023	$330	$9,000	$370
States and political subdivisions	—	—	496	58	496	58
Total	$1,977	$40	$7,519	$388	$9,496	$428

HTM securities:
GSE	$—	$—	$4,788	$203	$4,788	$203
MBS issued by GSE	5,542	69	713	7	6,255	76
Total	$5,542	$69	$5,501	$210	$11,043	$279

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2013	Value	Losses	Value	Losses	Value	Losses

	(Dollars in millions)
AFS securities:
MBS issued by GSE	$10,259	$406	$1,935	$140	$12,194	$546
States and political subdivisions	232	8	441	83	673	91
Other	34	1	―	―	34	1
Total	$10,525	$415	$2,376	$223	$12,901	$638

HTM securities:
U.S. Treasury	$384	$8	$ ―	$ ―	$384	$8
GSE	4,996	397	―	―	4,996	397
MBS issued by GSE	8,800	219	48	1	8,848	220
Total	$14,180	$624	$48	$1	$14,228	$625

The unrealized losses on GSE securities and MBS issued by GSE were the result of increases in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans.

At June 30, 2014, $48 million of the unrealized loss on states and political subdivisions securities was the result of fair value hedge basis adjustments that are a component of amortized cost. States and political subdivisions securities in an unrealized loss position are evaluated for credit impairment through a qualitative analysis of issuer performance and the primary source of repayment. The evaluation of state and political subdivision securities resulted in the OTTI recognized during the six months ended June 30, 2014.

NOTE 4. Loans and ACL

During January 2014, approximately $8.3 billion of nonguaranteed, closed-end, first and second lien position residential mortgage loans, along with the related allowance, were transferred from direct retail lending to residential mortgage to facilitate compliance with a series of new rules related to mortgage servicing associated with first and second lien position mortgages collateralized by real estate.

During March 2014, the CRE loan categories were realigned into CRE – income producing properties and CRE – construction and development in order to better reflect the nature of the underlying loans. Prior period data has been reclassified to conform to this new presentation.

	Accruing
			90 Days Or
		30-89 Days	More Past
June 30, 2014	Current	Past Due	Due	Nonaccrual	Total

	(Dollars in millions)
Commercial:
Commercial and industrial	$39,999	$21	$ ―	$298	$40,318
CRE - income producing properties	10,347	7	―	84	10,438
CRE - construction and development	2,594	2	―	38	2,634
Other lending subsidiaries	4,713	11	―	5	4,729
Retail:
Direct retail lending	7,696	41	11	49	7,797
Revolving credit	2,363	20	8	―	2,391
Residential mortgage-nonguaranteed	30,796	513	80	320	31,709
Residential mortgage-government guaranteed	324	90	677	―	1,091
Sales finance	10,348	49	3	5	10,405
Other lending subsidiaries	6,130	186	―	42	6,358
Covered	1,320	84	249	―	1,653
Total	$116,630	$1,024	$1,028	$841	$119,523

	Accruing
			90 Days Or
		30-89 Days	More Past
December 31, 2013	Current	Past Due	Due	Nonaccrual	Total

	(Dollars in millions)
Commercial:
Commercial and industrial	$38,110	$35	$ ―	$363	$38,508
CRE - income producing properties	10,107	8	―	113	10,228
CRE - construction and development	2,329	2	―	51	2,382
Other lending subsidiaries	4,482	14	5	1	4,502
Retail:
Direct retail lending	15,595	132	33	109	15,869
Revolving credit	2,370	23	10	―	2,403
Residential mortgage-nonguaranteed	22,747	454	69	243	23,513
Residential mortgage-government guaranteed	236	93	806	―	1,135
Sales finance	9,316	56	5	5	9,382
Other lending subsidiaries	5,703	207	―	50	5,960
Covered	1,643	88	304	―	2,035
Total	$112,638	$1,112	$1,232	$935	$115,917

The following tables present the carrying amount of loans by risk rating. Covered loans are excluded because their related ALLL is determined by loan pool performance.

		CRE -	CRE -
	Commercial	Income Producing	Construction and	Other Lending
June 30, 2014	& Industrial	Properties	Development	Subsidiaries

	(Dollars in millions)
Commercial:
Pass	$38,713	$9,807	$2,456	$4,693
Special mention	240	62	4	1
Substandard - performing	1,067	485	136	30
Nonperforming	298	84	38	5
Total	$40,318	$10,438	$2,634	$4,729

	Direct Retail	Revolving	Residential	Sales	Other Lending
	Lending	Credit	Mortgage	Finance	Subsidiaries

	(Dollars in millions)
Retail:
Performing	$7,748	$2,391	$32,480	$10,400	$6,316
Nonperforming	49	―	320	5	42
Total	$7,797	$2,391	$32,800	$10,405	$6,358

		CRE -	CRE -
	Commercial	Income Producing	Construction and	Other Lending
December 31, 2013	& Industrial	Properties	Development	Subsidiaries

	(Dollars in millions)
Commercial:
Pass	$36,804	$9,528	$2,149	$4,464
Special mention	219	52	17	8
Substandard - performing	1,122	536	164	29
Nonperforming	363	112	52	1
Total	$38,508	$10,228	$2,382	$4,502

	Direct Retail	Revolving	Residential	Sales	Other Lending
	Lending	Credit	Mortgage	Finance	Subsidiaries

	(Dollars in millions)
Retail:
Performing	$15,760	$2,403	$24,405	$9,377	$5,910
Nonperforming	109	―	243	5	50
Total	$15,869	$2,403	$24,648	$9,382	$5,960

During December 2013, the unallocated ALLL was allocated to the loan portfolio segments.

	ACL Rollforward
	Beginning	Charge-		Provision	Ending
Three Months Ended June 30, 2014	Balance	Offs	Recoveries	(Benefit)	Balance

	(Dollars in millions)
Commercial:
Commercial and industrial	$423	$(40)	$10	$30	$423
CRE - income producing properties	136	(11)	3	(1)	127
CRE - construction and development	65	(3)	10	(13)	59
Other lending subsidiaries	16	(1)	1	1	17
Retail:
Direct retail lending	120	(19)	7	16	124
Revolving credit	115	(18)	5	10	112
Residential mortgage-nonguaranteed	327	(20)	―	17	324
Residential mortgage-government guaranteed	69	(1)	―	(17)	51
Sales finance	45	(4)	2	1	44
Other lending subsidiaries	222	(46)	8	34	218
Covered	104	(4)	―	(9)	91
ALLL	1,642	(167)	46	69	1,590
RUFC	80	―	―	5	85
ACL	$1,722	$(167)	$46	$74	$1,675

	ACL Rollforward
	Beginning	Charge-		Provision	Ending
Three Months Ended June 30, 2013	Balance	Offs	Recoveries	(Benefit)	Balance

	(Dollars in millions)
Commercial:
Commercial and industrial	$528	$(70)	$10	$(9)	$459
CRE - income producing properties	151	(24)	6	30	163
CRE - construction and development	67	(25)	4	61	107
Other lending subsidiaries	13	(1)	―	4	16
Retail:
Direct retail lending	254	(42)	10	(4)	218
Revolving credit	97	(20)	5	31	113
Residential mortgage-nonguaranteed	261	(16)	1	22	268
Residential mortgage-government guaranteed	55	―	―	6	61
Sales finance	30	(5)	2	15	42
Other lending subsidiaries	300	(60)	10	38	288
Covered	139	(2)	―	(11)	126
Unallocated	80	―	―	(40)	40
ALLL	1,975	(265)	48	143	1,901
RUFC	56	―	―	25	81
ACL	$2,031	$(265)	$48	$168	$1,982

	ACL Rollforward
	Beginning	Charge-					Ending
Six Months Ended June 30, 2014	Balance	Offs	Recoveries	Provision	Other		Balance

	(Dollars in millions)
Commercial:
Commercial and industrial	$454	$(73)	$19	$23	$	―	$423
CRE - income producing properties	149	(19)	5	(8)		―	127
CRE - construction and development	76	(7)	13	(23)		―	59
Other lending subsidiaries	15	(2)	1	3		―	17
Retail:
Direct retail lending	209	(38)	15	23		(85)	124
Revolving credit	115	(36)	10	23		―	112
Residential mortgage-nonguaranteed	269	(41)	1	10		85	324
Residential mortgage-government guaranteed	62	(1)	―	(10)		―	51
Sales finance	45	(11)	5	5		―	44
Other lending subsidiaries	224	(130)	16	108		―	218
Covered	114	(7)	―	(16)		―	91
ALLL	1,732	(365)	85	138		―	1,590
RUFC	89	―	―	(4)		―	85
ACL	$1,821	$(365)	$85	$134	$	―	$1,675

	ACL Rollforward
	Beginning	Charge-			Ending
Six Months Ended June 30, 2013	Balance	Offs	Recoveries	Provision	Balance

	(Dollars in millions)
Commercial:
Commercial and industrial	$470	$(161)	$17	$133	$459
CRE - income producing properties	170	(58)	9	42	163
CRE - construction and development	134	(47)	11	9	107
Other lending subsidiaries	13	(2)	1	4	16
Retail:
Direct retail lending	300	(84)	18	(16)	218
Revolving credit	102	(41)	10	42	113
Residential mortgage-nonguaranteed	296	(48)	2	18	268
Residential mortgage-government guaranteed	32	(1)	―	30	61
Sales finance	29	(11)	4	20	42
Other lending subsidiaries	264	(127)	18	133	288
Covered	128	(16)	―	14	126
Unallocated	80	―	―	(40)	40
ALLL	2,018	(596)	90	389	1,901
RUFC	30	―	―	51	81
ACL	$2,048	$(596)	$90	$440	$1,982

The following table provides a summary of loans that are collectively evaluated for impairment.

	June 30, 2014		December 31, 2013
	Recorded Investment	Related ALLL	Recorded Investment	Related ALLL

	(Dollars in millions)
Commercial:
Commercial and industrial	$39,897	$377	$38,042	$382
CRE - income producing properties	10,273	108	10,033	128
CRE - construction and development	2,553	48	2,289	60
Other lending subsidiaries	4,725	16	4,501	15
Retail:
Direct retail lending	7,693	99	15,648	166
Revolving credit	2,345	94	2,355	96
Residential mortgage-nonguaranteed	30,652	211	22,557	160
Residential mortgage-government guaranteed	658	5	759	7
Sales finance	10,385	40	9,363	41
Other lending subsidiaries	6,206	191	5,823	196
Covered	1,653	91	2,035	114
Total	$117,040	$1,280	$113,405	$1,365

The following tables set forth certain information regarding impaired loans, excluding purchased impaired loans and LHFS, that were individually evaluated for reserves.

				Average	Interest
	Recorded		Related	Recorded	Income
As Of / For The Six Months Ended June 30, 2014	Investment	UPB	ALLL	Investment	Recognized

	(Dollars in millions)
With no related ALLL recorded:
Commercial:
Commercial and industrial	$166	$227	$ ―	$140	$1
CRE - income producing properties	41	55	―	43	―
CRE - construction and development	19	32	―	18	―
Retail:
Direct retail lending	14	52	―	15	―
Residential mortgage-nonguaranteed	181	302	―	166	3
Residential mortgage-government guaranteed	11	11	―	3	―
Sales finance	1	2	―	1	―
Other lending subsidiaries	3	7	―	4	―
With an ALLL recorded:
Commercial:
Commercial and industrial	255	268	46	311	2
CRE - income producing properties	124	126	19	143	2
CRE - construction and development	62	63	11	70	1
Other lending subsidiaries	4	4	1	2	―
Retail:
Direct retail lending	90	93	25	101	3
Revolving credit	46	45	18	47	1
Residential mortgage-nonguaranteed	876	895	113	900	20
Residential mortgage-government guaranteed	422	423	46	393	8
Sales finance	19	19	4	20	1
Other lending subsidiaries	149	151	27	140	10
Total	$2,483	$2,775	$310	$2,517	$52

				Average	Interest
	Recorded		Related	Recorded	Income
As Of / For The Year Ended December 31, 2013	Investment	UPB	ALLL	Investment	Recognized

	(Dollars in millions)
With no related ALLL recorded:
Commercial:
Commercial and industrial	$91	$165	$ ―	$111	$ ―
CRE - income producing properties	22	35	―	43	―
CRE - construction and development	19	42	―	41	―
Retail:
Direct retail lending	23	76	―	23	1
Residential mortgage-nonguaranteed	144	237	―	129	4
Residential mortgage-government guaranteed	1	1	―	2	―
Sales finance	1	2	―	1	―
Other lending subsidiaries	2	6	―	4	―
With an ALLL recorded:
Commercial:
Commercial and industrial	375	409	72	453	5
CRE - income producing properties	172	174	21	197	4
CRE - construction and development	75	76	16	112	3
Other lending subsidiaries	1	1	―	2	―
Retail:
Direct retail lending	198	204	43	204	12
Revolving credit	48	48	19	52	2
Residential mortgage-nonguaranteed	812	830	109	763	34
Residential mortgage-government guaranteed	375	376	55	356	15
Sales finance	18	19	4	20	1
Other lending subsidiaries	135	137	28	173	18
Total	$2,512	$2,838	$367	$2,686	$99

The following table provides a summary of TDRs, all of which are considered impaired.

	June 30,	December 31,
	2014	2013

	(Dollars in millions)
Performing TDRs:
Commercial:
Commercial and industrial	$86	$77
CRE - income producing properties	27	50
CRE - construction and development	30	39
Direct retail lending	91	187
Sales finance	18	17
Revolving credit	46	48
Residential mortgage-nonguaranteed	814	785
Residential mortgage-government guaranteed	433	376
Other lending subsidiaries	141	126
Total performing TDRs	1,686	1,705
Nonperforming TDRs (also included in NPL disclosures)	192	193
Total TDRs	$1,878	$1,898

ALLL attributable to TDRs	$252	$283

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

	Three Months Ended June 30,
	2014			2013
	Types of			Types of
	Modifications		Impact To	Modifications		Impact To
	Rate	Structure	Allowance	Rate	Structure	Allowance

	(Dollars in millions)
Commercial:
Commercial and industrial	$49	$10	$1	$23	$9	$1
CRE - income producing properties	5	6	―	6	10	―
CRE - construction and development	6	10	―	14	7	(2)

Retail:
Direct retail lending	8	1	1	9	3	1
Revolving credit	6	―	2	6	―	1
Residential mortgage-nonguaranteed	19	8	2	20	26	3
Residential mortgage-government guaranteed	105	―	4	46	―	3
Sales finance	1	1	―	2	1	1
Other lending subsidiaries	29	―	3	37	―	6

	Six Months Ended June 30,
	2014			2013
	Types of			Types of
	Modifications		Impact To	Modifications		Impact To
	Rate	Structure	Allowance	Rate	Structure	Allowance

	(Dollars in millions)
Commercial:
Commercial and industrial	$68	$29	$2	$38	$15	$1
CRE - income producing properties	13	11	―	17	25	1
CRE - construction and development	11	13	―	35	9	(2)
Retail:
Direct retail lending	19	3	4	21	5	2
Revolving credit	13	―	3	14	―	3
Residential mortgage-nonguaranteed	51	17	13	35	47	6
Residential mortgage-government guaranteed	144	―	7	82	―	7
Sales finance	1	6	1	3	3	2
Other lending subsidiaries	58	―	8	92	―	24

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	(Dollars in millions)
Commercial:
Commercial and industrial	$1	$1	$1	$3
CRE - income producing properties	―	6	2	6
CRE - construction and development	―	4	―	5

Retail:
Direct retail lending	1	1	1	2
Revolving credit	2	2	5	5
Residential mortgage-nonguaranteed	6	4	13	12
Sales finance	―	1	―	1
Other lending subsidiaries	7	6	16	12

Changes in the carrying value and accretable yield of covered loans are presented in the following table.

	Six Months Ended June 30, 2014				Year Ended December 31, 2013
	Purchased Impaired		Purchased Nonimpaired		Purchased Impaired		Purchased Nonimpaired
	Accretable	Carrying	Accretable	Carrying	Accretable	Carrying	Accretable	Carrying
	Yield	Value	Yield	Value	Yield	Value	Yield	Value

	(Dollars in millions)
Balance at beginning of period	$187	$863	$351	$1,172	$264	$1,400	$617	$1,894
Accretion	(58)	58	(101)	101	(149)	149	(301)	301
Payments received, net	―	(222)	―	(319)	―	(686)	―	(1,023)
Other, net	35	―	35	―	72	―	35	―
Balance at end of period	$164	$699	$285	$954	$187	$863	$351	$1,172

Outstanding UPB at end of period		$1,023		$1,234		$1,266		$1,516

The following table presents additional information about BB&T’s loans and leases:

	June 30,	December 31,
	2014	2013

	(Dollars in millions)
Unearned income and net deferred loan fees and costs	$222	$261
Residential mortgage loans in process of foreclosure	506	531

NOTE 5. Loan Servicing

Residential Mortgage Banking Activities

The following tables summarize residential mortgage banking activities. Mortgage and home equity loans managed or securitized exclude loans serviced for others with no other continuing involvement.

	June 30, 2014	December 31, 2013

	(Dollars in millions)
Mortgage loans managed or securitized	$28,284	$27,353
Home equity loans managed	7,593	8,329
Total mortgage and home equity loans managed or securitized	35,877	35,682
Less: Loans securitized and transferred to AFS securities	3	4
LHFS	1,625	1,116
Covered mortgage loans	732	802
Mortgage loans sold with recourse	717	783
Mortgage loans held for investment	$32,800	$32,977

UPB of mortgage loan servicing portfolio	$115,099	$112,835
UPB of home equity loan servicing portfolio	7,650	8,321
UPB of residential mortgage and home equity loan servicing portfolio	122,749	121,156
UPB of residential mortgage loans serviced for others (primarily agency
conforming fixed rate)	88,595	87,434
Maximum recourse exposure from mortgage loans sold with recourse liability	349	372
Indemnification, recourse and repurchase reserves	98	72
FHA-insured mortgage loan reserve	85	―

In June 2014, BB&T received a letter from the HUD-OIG stating that BB&T has been selected for an audit survey to assess BB&T’s compliance with FHA requirements related to the origination of loans insured by the FHA. In addition, HUD-OIG will evaluate BB&T’s compliance with FHA requirements related to the implementation of a quality control program associated with the origination of FHA-insured loans. While the outcome of the review process is unknown and the HUD-OIG has not asserted any claims, similar reviews and related matters with other financial institutions have resulted in cash settlements and other remedial actions. BB&T identified a potential exposure related to losses incurred by the FHA on defaulted loans that ranges from $25 million to $105 million and recognized an $85 million reserve during the second quarter of 2014. The income statement impact of this adjustment is included in Other expense on the Consolidated Statements of Income. The ultimate resolution of this matter is uncertain and the estimates of this exposure are subject to the application of significant judgment and therefore cannot be predicted with certainty at this time.

In addition, BB&T recognized a $33 million adjustment related to its indemnification reserves for mortgage loans sold, which represents an increase in estimated losses that may be incurred on FHA-insured mortgage loans that have not yet defaulted. The income statement impact of this adjustment is included in Loan-related expense on the Consolidated Statements of Income.

	As Of / For The
	Six Months Ended June 30,
	2014	2013

	(Dollars in millions)
UPB of residential mortgage loans sold from the LHFS portfolio	$5,972	$16,541
Pre-tax gains recognized on mortgage loans sold and held for sale	38	219
Servicing fees recognized from mortgage loans serviced for others	136	127
Approximate weighted average servicing fee on the outstanding balance of
residential mortgage loans serviced for others	0.30%	0.31%
Weighted average interest rate on mortgage loans serviced for others	4.23	4.32

	Six Months Ended June 30,
	2014	2013

	(Dollars in millions)
Residential MSRs, carrying value, January 1,	$1,047	$627
Additions	66	192
Change in fair value due to changes in valuation inputs or assumptions:
Prepayment speeds	(100)	218
Weighted average OAS	3	(44)
Servicing costs	―	(21)
Realization of expected net servicing cash flows, passage of time and other	(62)	(80)
Residential MSRs, carrying value, June 30,	$954	$892

Gains (losses) on derivative financial instruments used to mitigate the
income statement effect of changes in fair value	$105	$(133)

The sensitivity of the fair value of the residential MSRs to changes in key assumptions is included in the accompanying table:

	June 30, 2014				December 31, 2013
	Range		Weighted		Range		Weighted
	Min	Max	Average		Min	Max	Average

	(Dollars in millions)
Prepayment speed	7.4%	10.2%	9.3%		5.5%	8.0%	6.9%
Effect on fair value of a 10% increase			$(31)				$(33)
Effect on fair value of a 20% increase			(61)				(64)

OAS	9.0%	9.8%	9.2%		9.1%	9.9%	9.3%
Effect on fair value of a 10% increase			$(32)				$(39)
Effect on fair value of a 20% increase			(62)				(75)

Composition of loans serviced for others:
Fixed-rate residential mortgage loans			99.7%				99.7%
Adjustable-rate residential mortgage loans			0.3				0.3
Total			100.0%				100.0%

Weighted average life			6.7	yrs			7.9	yrs

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

Commercial Mortgage Banking Activities

CRE mortgage loans serviced for others are not included in loans and leases on the accompanying Consolidated Balance Sheets. The following table summarizes commercial mortgage banking activities for the periods presented:

	June 30,	December 31,
	2014	2013

	(Dollars in millions)
UPB of CRE mortgages serviced for others	$27,697	$28,095
CRE mortgages serviced for others covered by recourse provisions	4,633	4,594
Maximum recourse exposure from CRE mortgages
sold with recourse liability	1,334	1,320
Recorded reserves related to recourse exposure	10	9
Originated CRE mortgages during the period - year to date	1,987	4,881
24

NOTE 6. Long-Term Debt

The following table reflects the carrying amounts and effective interest rates for long-term debt:

	June 30, 2014		December 31, 2013
	Carrying	Effective	Carrying	Effective
	Amount	Rate	Amount	Rate

	(Dollars in millions)
BB&T Corporation fixed rate senior notes	$5,283	2.31%	$5,845	2.60%
BB&T Corporation floating rate senior notes	850	1.03	700	1.13
BB&T Corporation fixed rate subordinated notes	2,169	2.35	2,166	2.47
Branch Bank fixed rate senior notes	3,297	1.74	1,999	1.71
Branch Bank floating rate senior notes	1,150	0.66	1,150	0.69
Branch Bank fixed rate subordinated notes	386	1.75	386	1.71
Branch Bank floating rate subordinated notes	612	3.05	612	2.56
FHLB advances (weighted average maturity of 6.6 years at June 30, 2014)	7,589	4.12	8,110	3.96
Other long-term debt	115		101
Fair value hedge-related basis adjustments	476		424
Total long-term debt	$21,927		$21,493

The effective rates above reflect the impact of cash flow and fair value hedges, as applicable. The subordinated notes qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.

NOTE 7. Shareholders’ Equity

The weighted average assumptions used in the valuation of equity-based awards and the activity relating to options and RSUs during the period are presented in the following tables:

	Six Months Ended June 30,
	2014		2013

Weighted average assumptions:
Risk-free interest rate	2.2%		1.3%
Dividend yield	2.8		3.6
Volatility factor	26.5		28.0
Expected life	6.5	yrs	7.0	yrs
Fair value of options per share	$7.82		$5.48

		Wtd. Avg.
		Exercise
	Options	Price

	(shares in thousands)
Outstanding at January 1, 2014	37,996	$34.90
Granted	276	37.55
Exercised	(7,897)	34.51
Forfeited or expired	(965)	36.65
Outstanding at June 30, 2014	29,410	34.98

Exercisable at June 30, 2014	26,041	35.60

Exercisable and expected to vest at June 30, 2014	29,167	$35.02

		Wtd. Avg.
	Restricted	Grant Date
	Shares/Units	Fair Value

	(shares in thousands)
Nonvested at January 1, 2014	15,181	$20.46
Granted	3,596	33.18
Vested	(6,203)	13.92
Forfeited	(166)	26.05
Nonvested at June 30, 2014	12,408	27.34
Expected to vest at June 30, 2014	11,336	27.36

NOTE 8. AOCI

Three Months Ended June 30, 2014	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total

	(Dollars in millions)
AOCI balance, April 1, 2014	$(302)	$13	$37	$(229)	$(19)	$(500)
OCI before reclassifications, net of tax	1	(14)	89	(6)	8	78
Amounts reclassified from AOCI:
Personnel expense	1	―	―	―	―	1
Interest income	―	―	(5)	―	(5)	(10)
Interest expense	―	19	―	―	―	19
FDIC loss share income, net	―	―	―	14	―	14
Securities (gains) losses, net	―	―	―	―	―	―
Total before income taxes	1	19	(5)	14	(5)	24
Less: Income taxes	―	7	(2)	5	(2)	8
Net of income taxes	1	12	(3)	9	(3)	16
Net change in OCI	2	(2)	86	3	5	94
AOCI balance, June 30, 2014	$(300)	$11	$123	$(226)	$(14)	$(406)

Three Months Ended June 30, 2013	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total

	(Dollars in millions)
AOCI balance, April 1, 2013	$(700)	$(166)	$537	$(269)	$(14)	$(612)
OCI before reclassifications, net of tax	(1)	143	(364)	7	(3)	(218)
Amounts reclassified from AOCI:
Personnel expense	20	―	―	―	―	20
Interest income	―	―	39	―	2	41
Interest expense	―	19	―	―	―	19
FDIC loss share income, net	―	―	―	16	―	16
Securities (gains) losses, net	―	―	(23)	―	―	(23)
Total before income taxes	20	19	16	16	2	73
Less: Income taxes	7	7	6	6	1	27
Net of income taxes	13	12	10	10	1	46
Net change in OCI	12	155	(354)	17	(2)	(172)
AOCI balance, June 30, 2013	$(688)	$(11)	$183	$(252)	$(16)	$(784)

Six Months Ended June 30, 2014	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total

	(Dollars in millions)
AOCI balance, January 1, 2014	$(303)	$2	$(42)	$(235)	$(15)	$(593)
OCI before reclassifications, net of tax	2	(16)	174	(6)	3	157
Amounts reclassified from AOCI:
Personnel expense	1	―	―	―	―	1
Interest income	―	―	(13)	―	(4)	(17)
Interest expense	―	40	―	―	―	40
FDIC loss share income, net	―	―	―	24	―	24
Securities (gains) losses, net	―	―	(2)	―	―	(2)
Total before income taxes	1	40	(15)	24	(4)	46
Less: Income taxes	―	15	(6)	9	(2)	16
Net of income taxes	1	25	(9)	15	(2)	30
Net change in AOCI	3	9	165	9	1	187
AOCI balance, June 30, 2014	$(300)	$11	$123	$(226)	$(14)	$(406)

Six Months Ended June 30, 2013	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total

	(Dollars in millions)
AOCI balance, January 1, 2013	$(714)	$(173)	$598	$(256)	$(14)	$(559)
OCI before reclassifications, net of tax	1	137	(429)	(18)	(3)	(312)
Amounts reclassified from AOCI:
Personnel expense	40	―	―	―	―	40
Interest income	―	―	68	―	2	70
Interest expense	―	40	―	―	―	40
FDIC loss share income, net	―	―	―	35	―	35
Securities (gains) losses, net	―	―	(46)	―	―	(46)
Total before income taxes	40	40	22	35	2	139
Less: Income taxes	15	15	8	13	1	52
Net of income taxes	25	25	14	22	1	87
Net change in AOCI	26	162	(415)	4	(2)	(225)
AOCI balance, June 30, 2013	$(688)	$(11)	$183	$(252)	$(16)	$(784)
27

NOTE 9. Income Taxes

The effective tax rate for the three months ended June 30, 2014 was lower than the corresponding period of 2013 primarily due to a higher level of federal tax credits and permanent tax differences relative to pre-tax earnings, which was partially offset by a tax charge related to a change in the IRS’s stance related to an income tax position currently under examination. The effective tax rate for the six months ended June 30, 2014 was lower than the corresponding period of 2013 primarily due to adjustments for uncertain tax positions recorded during 2013 as described below.

In February 2010, BB&T received an IRS statutory notice of deficiency for tax years 2002-2007 asserting a liability for taxes, penalties and interest of approximately $892 million related to the disallowance of foreign tax credits and other deductions claimed by a subsidiary in connection with a financing transaction. BB&T paid the disputed tax, penalties and interest in March 2010 and filed a lawsuit seeking a refund in the U.S. Court of Federal Claims. On February 11, 2013, the U.S. Tax Court issued an adverse opinion in a case between the Bank of New York Mellon Corporation and the IRS involving a transaction with a structure similar to BB&T’s financing transaction. On September 20, 2013, the court denied BB&T’s refund claim. As a result of the rulings and tax matters related to other current tax examinations, BB&T recorded tax adjustments of $281 million and $235 million during the quarters ended March 31, 2013 and September 30, 2013, respectively. BB&T has filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit. As of June 30, 2014, the exposure for this financing transaction is fully reserved. Depending on the outcome of the appeals process, as well as the current IRS examination, it is reasonably possible that changes in the amount of unrecognized tax benefits, penalties and interest could result in a benefit of up to approximately $770 million during the next twelve months. The ultimate resolution of these matters may take longer.

NOTE 10. Benefit Plans

	Qualified Plan		Nonqualified Plans
Three Months Ended June 30	2014	2013	2014	2013

	(Dollars in millions)
Service cost	$32	$37	$3	$3
Interest cost	31	27	3	4
Estimated return on plan assets	(74)	(64)	―	―
Amortization and other	1	20	3	3
Net periodic benefit cost	$(10)	$20	$9	$10

	Qualified Plan		Nonqualified Plans
Six Months Ended June 30	2014	2013	2014	2013

	(Dollars in millions)
Service cost	$65	$74	$6	$6
Interest cost	62	54	7	7
Estimated return on plan assets	(148)	(128)	―	―
Amortization and other	1	40	6	6
Net periodic benefit cost	$(20)	$40	$19	$19

BB&T makes contributions to the qualified pension plan in amounts between the minimum required for funding and the maximum amount deductible for federal income tax purposes. A discretionary contribution of $110 million was made during the first quarter of 2014. There are no required contributions for the remainder of 2014, though BB&T may elect to make additional contributions.

NOTE 11. Commitments and Contingencies

	June 30,	December 31,
	2014	2013

	(Dollars in millions)
Letters of credit and financial guarantees	$3,935	$4,355
Carrying amount of the liability for letter of credit guarantees	38	39

Investments related to affordable housing and historic building rehabilitation projects	1,326	1,302
Amount of future funding commitments included in investments related to affordable
housing and historic rehabilitation projects	404	464
Lending exposure to these affordable housing projects	89	151
Tax credits subject to recapture related to affordable housing projects	269	250

Investments in private equity and similar investments	322	291
Future funding commitments to consolidated private equity funds	207	245

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

Pledged Assets

Certain assets were pledged to secure municipal deposits, securities sold under agreements to repurchase, borrowings, and borrowing capacity, subject to certain limits, at the FHLB and FRB as well as for other purposes as required or permitted by law. The following table provides the total carrying amount of pledged assets by asset type, of which the majority are pursuant to agreements that do not permit the secured party to sell or repledge the collateral. Assets related to employee benefit plans have been excluded from the following table.

	June 30,	December 31,
	2014	2013

	(Dollars in millions)
Pledged securities	$9,377	$11,911
Pledged loans	66,901	66,391
29

NOTE 12. Fair Value Disclosures

Accounting standards define fair value as the exchange price that would be received on the measurement date to sell an asset or the price paid to transfer a liability in the principal or most advantageous market available to the entity in an orderly transaction between market participants, with a three level valuation input hierarchy.

The following tables present fair value information for assets and liabilities measured on a recurring basis:

June 30, 2014	Total	Level 1		Level 2	Level 3

	(Dollars in millions)
Assets:
Trading securities	$463		$280	$170	$13
AFS securities:
U.S. Treasury	1,095		―	1,095	―
MBS issued by GSE	16,234		―	16,234	―
States and political subdivisions	1,954		―	1,954	―
Non-agency MBS	277		―	277	―
Other	43		8	35	―
Covered	1,333		―	523	810
LHFS	1,692		―	1,692	―
Residential MSRs	954		―	―	954
Derivative assets:
Interest rate contracts	892		―	867	25
Foreign exchange contracts	2		―	2	―
Private equity and similar investments	322		―	―	322
Total assets	$25,261		$288	$22,849	$2,124

Liabilities:
Derivative liabilities:
Interest rate contracts	$835	$	―	$834	$1
Foreign exchange contracts	4		―	4	―
Short-term borrowings	170		―	170	―
Total liabilities	$1,009	$	―	$1,008	$1

December 31, 2013	Total	Level 1		Level 2	Level 3

	(Dollars in millions)
Assets:
Trading securities	$381		$256	$125	$	―
AFS securities:
U.S. Treasury	595		―	595		―
MBS issued by GSE	17,929		―	17,929		―
States and political subdivisions	1,851		―	1,851		―
Non-agency MBS	291		―	291		―
Other	45		10	35		―
Covered	1,393		―	532		861
LHFS	1,222		―	1,222		―
Residential MSRs	1,047		―	―		1,047
Derivative assets:
Interest rate contracts	862		―	859		3
Foreign exchange contracts	2		―	2		―
Private equity and similar investments	291		―	―		291
Total assets	$25,909		$266	$23,441		$2,202

Liabilities:
Derivative liabilities:
Interest rate contracts	$967	$	―	$953		$14
Foreign exchange contracts	3		―	3		―
Short-term borrowings	84		―	84		―
Total liabilities	$1,054	$	―	$1,040		$14

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

The following tables summarize activity for level 3 assets and liabilities:

				Private Equity
	Covered	Residential	Net	and Similar
Three Months Ended June 30, 2014	Securities	MSRs	Derivatives	Investments

Balance at April 1, 2014	$832	$1,008	$4	$328
Total realized and unrealized gains (losses):
Included in earnings:
Interest income	2	―	―	―
Mortgage banking income	―	(54)	29	―
Other noninterest income	―	―	―	9
Included in unrealized net holding gains (losses) in OCI	3	―	―	―
Purchases	―	―	―	14
Issuances	―	33	28	―
Sales	―	―	―	(29)
Settlements	(27)	(33)	(37)	(1)
Transfers into Level 3	―	―	―	1
Balance at June 30, 2014	$810	$954	$24	$322

Change in unrealized gains (losses) included in earnings for the period,
attributable to assets and liabilities still held at June 30, 2014	$2	$(54)	$24	$(6)

				Private Equity
	Covered	Residential	Net	and Similar
Three Months Ended June 30, 2013	Securities	MSRs	Derivatives	Investments

Balance at April 1, 2013	$996	$735	$35	$330
Total realized and unrealized gains (losses):
Included in earnings:
Interest income	8	―	―	―
Mortgage banking income	―	100	30	―
Other noninterest income	―	―	―	6
Included in unrealized net holding gains (losses) in OCI	(15)	―	―	―
Purchases	―	―	―	7
Issuances	―	98	(9)	―
Sales	―	―	―	(70)
Settlements	(36)	(41)	(145)	(4)
Balance at June 30, 2013	$953	$892	$(89)	$269

Change in unrealized gains (losses) included in earnings for the period,
attributable to assets and liabilities still held at June 30, 2013	$8	$100	$(89)	$5

				Private
				Equity and
	Covered	Residential	Net	Similar
Six Months Ended June 30, 2014	Securities	MSRs	Derivatives	Investments

Balance at January 1, 2014	$861	$1,047	$(11)	$291
Total realized and unrealized gains (losses):
Included in earnings:
Interest income	17	―	―	―
Mortgage banking income	―	(97)	44	―
Other noninterest income	―	―	―	12
Included in unrealized net holding gains (losses) in OCI	(15)	―	―	―
Purchases	―	―	―	52
Issuances	―	66	40	―
Sales	―	―	―	(30)
Settlements	(53)	(62)	(49)	(4)
Transfers into Level 3	―	―	―	1
Balance at June 30, 2014	$810	$954	$24	$322

Change in unrealized gains (losses) included in earnings for the period,
attributable to assets and liabilities still held at June 30, 2014	$17	$(97)	$24	$(4)

				Private
				Equity and
	Covered	Residential	Net	Similar
Six Months Ended June 30, 2013	Securities	MSRs	Derivatives	Investments

Balance at January 1, 2013	$994	$627	$54	$323
Total realized and unrealized gains (losses):
Included in earnings:
Interest income	18	―	―	―
Mortgage banking income	―	155	65	―
Other noninterest income	―	―	―	11
Included in unrealized net holding gains (losses) in OCI	10	―	―	―
Purchases	―	―	―	30
Issuances	―	192	27	―
Sales	―	―	―	(89)
Settlements	(69)	(82)	(235)	(6)
Balance at June 30, 2013	$953	$892	$(89)	$269

Change in unrealized gains (losses) included in earnings for the period,
attributable to assets and liabilities still held at June 30, 2013	$18	$155	$(89)	$8

BB&T’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of a reporting period.

The majority of private equity and similar investments are in SBIC qualified funds, which primarily focus on equity and subordinated debt investments in privately-held middle market companies. The majority of these investments are not redeemable and distributions are received as the underlying assets of the funds liquidate. The timing of distributions, which are expected to occur on various dates through 2025, is uncertain and dependent on various events such as recapitalizations, refinance transactions and ownership changes among others. Excluding the investment of future funds, these investments have an estimated weighted average remaining life of approximately three years; however, the timing and amount of distributions may vary significantly. Restrictions on the ability to sell the investments include, but are not limited to, consent of a majority member or general partner approval for transfer of ownership. These investments are spread over numerous privately-held middle market companies, and thus the sensitivity to a change in fair value for any single investment is limited. The significant unobservable inputs for these investments are EBITDA multiples that ranged from 4x to 10x, with a weighted average of 8x, at June 30, 2014.

The following table details the fair value and UPB of LHFS that were elected to be carried at fair value:

	June 30, 2014			December 31, 2013
	Fair	Aggregate		Fair	Aggregate
	Value	UPB	Difference	Value	UPB	Difference

(Dollars in millions)
LHFS reported at fair value	$1,692	$1,644	$48	$1,222	$1,223	$(1)

Excluding government guaranteed, there were no LHFS that were nonaccrual or 90 days or more past due and still accruing interest.

The following table provides information about certain financial assets measured at fair value on a nonrecurring basis, which are considered to be Level 3 assets (excludes covered):

	As Of/For the Year-to-Date Period Ended
	June 30, 2014		December 31, 2013
	Carrying Value	Valuation Adjustments	Carrying Value	Valuation Adjustments

	(Dollars in millions)
Impaired loans	$213	$(37)	$50	$(41)
Foreclosed real estate	56	3	71	(6)

For financial instruments not recorded at fair value, estimates of fair value are based on relevant market data and information about the instrument and are based on the value of one trading unit without regard to any premium or discount that may result from concentrations of ownership, possible tax ramifications, estimated transaction costs that may result from bulk sales or the relationship between various instruments.

An active market does not exist for certain financial instruments. Fair value estimates for these instruments are based on current economic conditions, currency and interest rate risk characteristics, loss experience and other factors. Many of these estimates involve uncertainties and matters of significant judgment and cannot be determined with precision. Therefore, the fair value estimates in many instances cannot be substantiated by comparison to independent markets and, in many cases, may not be realizable in a current sale of the instrument. In addition, changes in assumptions could significantly affect these fair value estimates. The following assumptions were used to estimate the fair value of these financial instruments.

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

FDIC loss share receivable and payable: The fair values of the receivable and payable are estimated using discounted cash flow analyses, applying a risk free interest rate that is adjusted for the uncertainty in the timing and amount of the cash flows. The expected cash flows to/from the FDIC related to loans were estimated using the same assumptions that were used in determining the accounting values for the related loans. The expected cash flows to/from the FDIC related to securities are based upon the fair value of the related securities and the payment that would be required if the securities were sold for that amount. The loss share agreements are not transferrable and, accordingly, there is no market for the receivable or payable.

Deposit liabilities: The fair values for demand deposits are equal to the amount payable on demand. Fair values for CDs are estimated using a discounted cash flow calculation that applies current interest rates to aggregate expected maturities. BB&T has developed long-term relationships with its deposit customers, commonly referred to as CDIs, that have not been considered in the determination of the deposit liabilities’ fair value.

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

Financial assets and liabilities not recorded at fair value are summarized below:

	Carrying	Total
June 30, 2014	Amount	Fair Value	Level 2	Level 3

	(Dollars in millions)
Financial assets:
HTM securities	$20,432	$20,264	$20,264	$	―
Loans and leases, net of ALLL excluding covered loans	116,371	116,473	―		116,473
Covered loans, net of ALLL	1,562	1,789	―		1,789
FDIC loss share receivable	689	356	―		356

Financial liabilities:
Deposits	131,586	131,877	131,877		―
FDIC loss share payable	696	692	―		692
Long-term debt	21,927	22,904	22,904		―

	Carrying	Total
December 31, 2013	Amount	Fair Value	Level 2	Level 3

	(Dollars in millions)
Financial assets:
HTM securities	$18,101	$17,530	$17,491	$39
Loans and leases, net of ALLL excluding covered loans	112,264	112,261	―	112,261
Covered loans, net of ALLL	1,921	2,200	―	2,200
FDIC loss share receivable	843	464	―	464

Financial liabilities:
Deposits	127,475	127,810	127,810	―
FDIC loss share payable	669	652	―	652
Long-term debt	21,493	22,313	22,313	―

The following is a summary of selected information pertaining to off-balance sheet financial instruments:

	June 30, 2014		December 31, 2013
	Notional/		Notional/
	Contract		Contract
	Amount	Fair Value	Amount	Fair Value

	(Dollars in millions)
Commitments to extend, originate or purchase credit	$46,460	$89	$45,333	$86
Residential mortgage loans sold with recourse	718	8	783	13
Other loans sold with recourse	4,633	10	4,594	9
Letters of credit and financial guarantees	3,935	37	4,355	39
36

NOTE 13. Derivative Financial Instruments

Derivative Classifications and Hedging Relationships

		June 30, 2014				December 31, 2013
	Hedged Item or	Notional	Fair Value			Notional	Fair Value
	Transaction	Amount	Gain		Loss	Amount	Gain		Loss

		(Dollars in millions)
Cash flow hedges:
Interest rate contracts:
Pay fixed swaps	3 mo. LIBOR funding	$8,150	$	―	$(186)	$4,300	$	―	$(203)

Fair value hedges:
Interest rate contracts:
Receive fixed swaps and option trades	Long-term debt	9,052		197	(2)	6,822		102	(3)
Pay fixed swaps	Commercial loans	179		―	(3)	178		―	(3)
Pay fixed swaps	Municipal securities	346		―	(108)	345		―	(83)
Total		9,577		197	(113)	7,345		102	(89)

Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Receive fixed swaps		8,140		375	(8)	8,619		370	(37)
Pay fixed swaps		8,019		6	(401)	8,401		31	(396)
Other swaps		1,469		6	(8)	1,586		6	(8)
Other		557		1	(1)	424		2	(2)
Foreign exchange contracts		444		2	(4)	384		2	(3)
Total		18,629		390	(422)	19,414		411	(446)

Mortgage banking:
Interest rate contracts:
Interest rate lock commitments		2,593		25	―	1,869		3	(14)
When issued securities, forward rate agreements and forward
	commitments	3,823		5	(43)	3,100		34	(7)
Other		967		5	(1)	531		8	(7)
Total		7,383		35	(44)	5,500		45	(28)

MSRs:
Interest rate contracts:
Receive fixed swaps		2,555		85	(7)	6,139		36	(141)
Pay fixed swaps		2,611		7	(39)	5,449		89	(29)
Option trades		8,495		173	(27)	9,415		181	(31)
When issued securities, forward rate agreements and forward
	commitments	4,104		7	(1)	1,756		―	(3)
Total		17,765		272	(74)	22,759		306	(204)
	Total derivatives not designated as hedges	43,777		697	(540)	47,673		762	(678)
Total derivatives		$61,504		894	(839)	$59,318		864	(970)

Gross amounts not offset in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements not offset due to policy election				(516)	516			(514)	514
Cash collateral (received) posted				(66)	277			(44)	386
Net amount				$312	$(46)			$306	$(70)
37

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

The Effect of Derivative Instruments on the Consolidated Statements of Income
Three Months Ended June 30, 2014 and 2013

	Effective Portion
	Pre-tax Gain			Pre-tax Gain (Loss)
	(Loss) Recognized			Reclassified from
	in AOCI		Location of Amounts	AOCI into Income
	2014	2013	Reclassified from AOCI into Income	2014	2013

	(Dollars in millions)
Cash flow hedges:
Interest rate contracts	$(22)	$231	Total interest income	$ ―	$ ―
			Total interest expense	(19)	(19)
				$(19)	$(19)

				Pre-tax Gain
				(Loss) Recognized
			Location of Amounts	in Income
			Recognized in Income	2014	2013

				(Dollars in millions)
Fair value hedges:
Interest rate contracts			Total interest income	$(6)	$(5)
Interest rate contracts			Total interest expense	57	29
Total				$51	$24

Not designated as hedges:
Client-related and other risk management:
Interest rate contracts			Other noninterest income	$5	$8
Foreign exchange contracts			Other noninterest income	(1)	5
Mortgage banking:
Interest rate contracts			Mortgage banking income	(17)	125
MSRs:
Interest rate contracts			Mortgage banking income	60	(87)
Total				$47	$51
38

The Effect of Derivative Instruments on the Consolidated Statements of Income
Six Months Ended June 30, 2014 and 2013

	Effective Portion
	Pre-tax Gain			Pre-tax Gain (Loss)
	(Loss) Recognized		Location of Amounts	Reclassified from
	in AOCI		Reclassified from AOCI	AOCI into Income
	2014	2013	into Income	2014	2013

	(Dollars in millions)
Cash Flow Hedges:
Interest rate contracts	$(25)	$220	Total interest income	$ ―	$ ―
			Total interest expense	(40)	(40)
				$(40)	$(40)

			Effective Portion
				Pre-tax Gain
			Location of Amounts	(Loss) Recognized
			Recognized	in Income
			in Income	2014	2013

	(Dollars in millions)
Fair Value Hedges:
Interest rate contracts			Total interest income	$(11)	$(10)
Interest rate contracts			Total interest expense	110	59
Total				$99	$49

Not Designated as Hedges:
Client-related and other risk management:
Interest rate contracts			Other noninterest income	$10	$14
Foreign exchange contracts			Other noninterest income	3	8
Mortgage Banking:
Interest rate contracts			Mortgage banking income	(27)	98
MSRs:
Interest rate contracts			Mortgage banking income	105	(133)
Total				$91	$(13)

39

The following table provides a summary of derivative strategies and the related accounting treatment:

	Cash Flow Hedges	Fair Value Hedges	Derivatives Not Designated as Hedges

Risk exposure	Variability in cash flows of interest payments on floating rate business loans, overnight funding, FHLB advances, medium-term bank notes and long-term debt.	Losses in value on fixed rate long-term debt, CDs, FHLB advances, loans and state and political subdivision securities due to changes in interest rates.	Risk associated with an asset or liability, including mortgage banking operations and MSRs, or for client needs. Includes exposure to changes in market rates and conditions subsequent to the interest rate lock and funding date for mortgage loans originated for sale.

Risk management objective	Hedge the variability in the interest payments and receipts on future cash flows for forecasted transactions related to the first unhedged payments and receipts of variable interest.	Convert the fixed rate paid or received to a floating rate, primarily through the use of swaps.	For interest rate lock commitment derivatives and LHFS, use mortgage-based derivatives such as forward commitments and options to mitigate market risk. For MSRs, mitigate the income statement effect of changes in the fair value of the MSRs.

Treatment for portion that is highly effective	Recognized in OCI until the related cash flows from the hedged item are recognized in earnings.	Recognized in current period income along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged.	Entire change in fair value recognized in current period income.

Treatment for portion that is ineffective	Recognized in current period income.	Recognized in current period income.	Not applicable

Treatment if hedge ceases to be highly effective or is terminated	Hedge is dedesignated. Effective changes in value that are recorded in OCI before dedesignation are amortized to yield over the period the forecasted hedged transactions impact earnings.	If hedged item remains outstanding, termination proceeds are included in cash flows from financing activities and effective changes in value are reflected as part of the carrying value of the financial instrument and amortized to earnings over its estimated remaining life.	Not applicable

Treatment if transaction is no longer probable of occurring during forecast period or within a short period thereafter	Hedge accounting is ceased and any gain or loss in OCI is reported in earnings immediately.	Not applicable	Not applicable

40

The following table presents information about BB&T's cash flow and fair value hedges:

	June 30,		December 31,
	2014		2013

	(Dollars in millions)
Cash flow hedges:
Net unrecognized after-tax loss on active hedges recorded in OCI	$(116)		$(127)
Net unrecognized after-tax gain on terminated hedges recorded in OCI
(to be recognized in earnings primarily from 2016 through 2021)	127		129
Estimated portion of net after-tax loss on active and terminated hedges
to be reclassified from OCI into earnings during the next 12 months	(52)		(50)
Maximum length of time over which BB&T has hedged a portion of the variability
in future cash flows for forecasted transactions excluding those transactions relating to the payment of variable interest on existing instruments	8	yrs	7	yrs

Fair value hedges:
Unrecognized pre-tax gain on terminated hedges (to be recognized
as a reduction of interest expense through 2019)	$282		$326
Portion of pre-tax gain on terminated hedges to be recognized as a reduction
of interest expense during the next 12 months	87		87

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

	June 30,	December 31,
	2014	2013

	(Dollars in millions)
Cash collateral received from dealer counterparties	$60	$44
Derivatives in a net gain position secured by that collateral	70	46
Unsecured positions in a net gain with dealer counterparties after collateral postings	10	3

Cash collateral posted to dealer counterparties	267	356
Derivatives in a net loss position secured by that collateral	269	357
Additional collateral that would have been posted had BB&T's credit ratings
dropped below investment grade	4	4

Cash collateral received from central clearing parties	7	―
Derivatives in a net gain position secured by that collateral	6	26

Cash collateral, including initial margin, posted to central clearing parties	12	43
Derivatives in a net loss position secured by that collateral	38	43
Securities pledged to central clearing parties	141	82

41

NOTE 14. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	(Dollars in millions, except per share data, shares in thousands)
Net income available to common shareholders	$425	$547	$926	$757

Weighted average number of common shares	719,080	702,082	715,978	701,245
Effect of dilutive outstanding equity-based awards	9,372	10,779	10,410	10,753
Weighted average number of diluted common shares	728,452	712,861	726,388	711,998

Basic EPS	$0.59	$0.78	$1.29	$1.08

Diluted EPS	$0.58	$0.77	$1.27	$1.06

Anti-dilutive awards	14,379	30,123	14,815	32,144
42

NOTE 15. Operating Segments

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

BB&T Corporation
Reportable Segments
Three Months Ended June 30, 2014 and 2013

	Community		Residential		Dealer		Specialized
	Banking		Mortgage Banking		Financial Services		Lending
	2014	2013	2014	2013	2014	2013	2014	2013

	(Dollars in millions)
Net interest income (expense)	$430	$427	$375	$398	$207	$210	$143	$178
Net intersegment interest income (expense)	299	339	(250)	(248)	(39)	(39)	(34)	(30)
Segment net interest income	729	766	125	150	168	171	109	148
Allocated provision for loan and lease losses	35	108	(1)	30	31	41	13	28
Noninterest income	316	310	68	151	―	1	51	54
Intersegment net referral fees (expense)	29	51	―	―	―	―	―	―
Noninterest expense	397	445	206	98	28	27	52	64
Amortization of intangibles	8	9	―	―	―	―	1	2
Allocated corporate expenses	284	260	21	17	7	8	15	16
Income (loss) before income taxes	350	305	(33)	156	102	96	79	92
Provision (benefit) for income taxes	128	111	(12)	59	39	37	19	24
Segment net income (loss)	$222	$194	$(21)	$97	$63	$59	$60	$68

Identifiable assets (period end)	$54,707	$55,789	$36,448	$36,912	$12,513	$11,188	$17,666	$17,439

					Other, Treasury		Total BB&T
	Insurance Services		Financial Services		and Corporate (1)		Corporation
	2014	2013	2014	2013	2014	2013	2014	2013

	(Dollars in millions)
Net interest income (expense)	$1	$ ―	$42	$40	$145	$162	$1,343	$1,415
Net intersegment interest income (expense)	2	2	68	75	(46)	(99)	―	―
Segment net interest income	3	2	110	115	99	63	1,343	1,415
Allocated provision for loan and lease losses	―	―	3	13	(7)	(52)	74	168
Noninterest income	424	427	189	184	(115)	(81)	933	1,046
Intersegment net referral fees (expense)	―	―	7	10	(36)	(61)	―	―
Noninterest expense	309	292	164	156	372	387	1,528	1,469
Amortization of intangibles	14	15	―	―	―	1	23	27
Allocated corporate expenses	17	14	30	26	(374)	(341)	―	―
Income (loss) before income taxes	87	108	109	114	(43)	(74)	651	797
Provision (benefit) for income taxes	29	37	41	43	(71)	(90)	173	221
Segment net income (loss)	$58	$71	$68	$71	$28	$16	$478	$576

Identifiable assets (period end)	$3,015	$3,164	$11,972	$10,024	$51,691	$48,876	$188,012	$183,392

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

43

BB&T Corporation
Reportable Segments
Six Months Ended June 30, 2014 and 2013

	Community		Residential		Dealer		Specialized
	Banking		Mortgage Banking		Financial Services		Lending
	2014	2013	2014	2013	2014	2013	2014	2013

	(Dollars in millions)
Net interest income (expense)	$854	$849	$753	$799	$409	$415	$281	$352
Net intersegment interest income (expense)	598	692	(501)	(502)	(77)	(79)	(68)	(62)
Segment net interest income	1,452	1,541	252	297	332	336	213	290
Allocated provision for loan and lease losses	51	225	(21)	23	104	109	22	79
Noninterest income	611	597	128	312	1	3	100	106
Intersegment net referral fees (expense)	55	105	1	―	―	―	―	―
Noninterest expense	791	870	292	176	57	54	103	128
Amortization of intangibles	16	19	―	―	―	―	2	3
Allocated corporate expenses	568	520	42	33	14	15	29	32
Income (loss) before income taxes	692	609	68	377	158	161	157	154
Provision (benefit) for income taxes	253	222	26	143	60	62	38	36
Segment net income (loss)	$439	$387	$42	$234	$98	$99	$119	$118

Identifiable assets (period end)	$54,707	$55,789	$36,448	$36,912	$12,513	$11,188	$17,666	$17,439

					Other, Treasury		Total BB&T
	Insurance Services		Financial Services		and Corporate (1)		Corporation
	2014	2013	2014	2013	2014	2013	2014	2013

	(Dollars in millions)
Net interest income (expense)	$1	$1	$82	$75	$310	$346	$2,690	$2,837
Net intersegment interest income (expense)	3	3	134	155	(89)	(207)	―	―
Segment net interest income	4	4	216	230	221	139	2,690	2,837
Allocated provision for loan and lease losses	―	―	3	22	(25)	(18)	134	440
Noninterest income	855	793	366	360	(217)	(124)	1,844	2,047
Intersegment net referral fees (expense)	―	―	13	18	(69)	(123)	―	―
Noninterest expense	612	580	313	308	740	740	2,908	2,856
Amortization of intangibles	27	30	1	1	―	1	46	54
Allocated corporate expenses	34	29	60	50	(747)	(679)	―	―
Income (loss) before income taxes	186	158	218	227	(33)	(152)	1,446	1,534
Provision (benefit) for income taxes	53	52	82	85	(122)	102	390	702
Segment net income (loss)	$133	$106	$136	$142	$89	$(254)	$1,056	$832

Identifiable assets (period end)	$3,015	$3,164	$11,972	$10,024	$51,691	$48,876	$188,012	$183,392

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.
44

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
45

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

Enhanced Prudential Standards for Bank Holding Companies and Foreign Banking

The FRB has adopted amendments to Regulation YY to implement certain components of the enhanced prudential standards required to be established under Section 165 of the Dodd-Frank Act. The enhanced prudential standards include risk-based and leverage capital requirements, liquidity standards, requirements for overall risk management, stress-test requirements, and a 15-to-1 debt-to-equity limit for companies that the Financial Stability Oversight Counsel has determined pose a grave threat to financial stability. The amendments also establish risk-committee requirements and capital stress-testing requirements for certain BHCs and foreign banking organizations with total consolidated assets of $10 billion or more. The amendments became effective on June 1, 2014, and BB&T is on schedule to comply with all subsections of subpart D by the end of 2014.

Foreign Account Tax Compliance Act and Conforming Regulations

In May 2014, the IRS issued Notice 2014-33 (the “Notice”) regarding the Foreign Account Tax Compliance Act and its related withholding provisions. The Notice announces that calendar years 2014 and 2015 will be regarded as a transition period for purposes of IRS enforcement and administration with respect to the implementation of FATCA by withholding agents, foreign financial institutions and other entities with IRC chapter 4 responsibilities. The Notice also announces the IRS’s intention to further amend the regulations under Sections 1441, 1442, 1471, and 1472 of the IRC. Prior to the IRS issuing these amendments, taxpayers may rely on the provisions of the Notice regarding the proposed amendments to the regulations. The transition period and other guidance described in the Notice are intended to facilitate an orderly transition for withholding agent and foreign financial institution compliance with FATCA’s requirements and respond to comments regarding certain aspects of the regulations under chapters 3 and 4 of the IRC. BB&T expects to be in compliance with FATCA and its related provisions by the applicable effective dates.

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

Executive Summary

Consolidated net income available to common shareholders for the second quarter of 2014 was $425 million, a decrease of $122 million compared to the same quarter of 2013. Financial results for the second quarter were negatively impacted by after-tax adjustments totaling $88 million, or $0.12 per diluted share, that were recorded in connection with the identification of potential exposures related to FHA-insured residential mortgage loans originated by BB&T, and in connection with certain new information that impacted a previously recorded income tax reserve. These adjustments are more fully described below.

In June 2014, BB&T was notified that its FHA-insured loan origination process would be the subject of an audit survey by the HUD-OIG. While there are no findings at this time, in light of announcements made by other financial institutions related to the outcomes of similar audits and related matters and after further review of the exposure, an $85 million reserve was established, which had a $53 million negative impact on BB&T’s after-tax results of operations.

In the second quarter of 2014, BB&T also recognized a $33 million adjustment related to its indemnification reserves for mortgage loans sold, which represents an increase in estimated losses that may be incurred on FHA-insured mortgage loans that have not yet defaulted. This adjustment had a $21 million negative impact on BB&T’s after-tax results of operations.

In June 2014, BB&T was also notified of a change in the Internal Revenue Service's stance related to an income tax position currently under examination. As a result, BB&T recognized a $14 million income tax adjustment in the second quarter of 2014.

On a diluted per common share basis, earnings for the second quarter of 2014 were $0.58, compared to $0.77 for the same period in 2013. Excluding the impact of the previously described adjustments, diluted earnings per share for the second quarter of 2014 were $0.70. BB&T’s results of operations for the second quarter of 2014 produced an annualized return on average assets of 1.04%, an annualized return on average risk-weighted assets of 1.37%, and an annualized return on average common shareholders’ equity of 8.03%, compared to prior year ratios of 1.27%, 1.68% and 11.39%, respectively.

Total revenues, which include net interest income on a FTE basis and noninterest income, were $2.3 billion for the second quarter of 2014, a decrease of $187 million compared to the second quarter of 2013. The decrease in total revenues included a $74 million decrease in FTE net interest income and a $113 million decrease in noninterest income. The decrease in FTE net interest income reflects a $108 million decrease in interest income, which primarily reflects lower yields on new loans, the continued runoff of higher yielding covered loans, and the sale of a consumer lending subsidiary during the fourth quarter of 2013. The decrease in interest income was partially offset by a $34 million decrease in funding costs compared to the same quarter of the prior year. NIM was 3.43%, down 27 basis points compared to the second quarter of 2013. The decrease in noninterest income reflects declines in mortgage banking income, net securities gains and other income totaling $82 million, $23 million, and $11 million, respectively. The decrease in mortgage banking income reflects a decline in the volume of residential mortgage loan production and sales and tighter margins. The decrease in net securities gains reflects gains in the earlier quarter that totaled $23 million. The $11 million decrease in other income primarily reflects increased write-downs on affordable housing investments and decreased income from assets related to certain post-employment benefits, which is offset in personnel expense.

The provision for credit losses, excluding covered loans, declined $96 million, or 53.6%, compared to the second quarter of 2013, due to improved credit quality. Net charge-offs, excluding covered loans, for the second quarter of 2014 were $98 million lower than the earlier quarter, a decline of 45.6%. Excluding the reserve for unfunded lending commitments, the reserve release was $39 million for the second quarter of 2014, compared to $61 million in the earlier quarter. Management currently expects minimal reserve release, if any, in the third quarter of 2014 and none thereafter unless credit improves substantially.

Noninterest expense was $1.6 billion for the second quarter of 2014, an increase of $55 million compared to the second quarter of 2013. This increase reflects the impact of $118 million in adjustments related to the previously described FHA-insured loan exposures, which were partially offset by decreases in personnel expense, merger-related and restructuring charges and professional services totaling $35 million, $14 million and $13 million, respectively.

The provision for income taxes was $173 million for the second quarter of 2014, compared to $221 million for the same quarter of the prior year. This produced an effective tax rate for the second quarter of 2014 of 26.6%, compared to 27.7% for the earlier quarter. The decrease in the effective tax rate primarily reflects a higher level of federal tax credits and permanent tax differences relative to pre-tax earnings, which was partially offset by the tax charge previously mentioned.

NPAs, excluding covered foreclosed real estate, decreased $70 million compared to March 31, 2014, reflecting declines in NPLs and foreclosed property totaling $62 million and $8 million, respectively. At June 30, 2014, nonperforming loans and leases represented 0.70% of total loans and leases, excluding covered assets, compared to 0.78% at March 31, 2014.

Average loans held for investment for the second quarter of 2014 totaled $117.1 billion, an increase of $2.1 billion, or 7.2% on an annualized basis, compared to the first quarter of 2014. This increase was driven by growth in the commercial and industrial, sales finance and other lending subsidiaries portfolios of $962 million, $600 million and $317 million, respectively. Growth in average loans held for investment was negatively impacted by continued runoff in the covered loan portfolio of $135 million, or 28.9% on an annualized basis.

Average deposits for the second quarter of 2014 totaled $129.6 billion, an increase of $3.9 billion, or an annualized 12.4%, compared to the first quarter of 2014. Deposit mix remained relatively stable, with average noninterest-bearing deposits increasing slightly to 28.3% of total average deposits for the second quarter of 2014, compared to 28.2% for the prior quarter. The cost of interest-bearing deposits was 0.26% for the second quarter of 2014, a decrease of one basis point from the prior quarter.

Total shareholders’ equity increased $1.2 billion compared to December 31, 2013. This increase was primarily driven by net income of $1.1 billion, net proceeds related to the issuance of equity awards totaling $248 million, and a net change in AOCI that totaled $187 million, which primarily reflects a net increase in unrealized gains on AFS securities. These increases were partially offset by common and preferred dividends totaling $336 million and $74 million, respectively.

The Tier 1 common ratio, Tier 1 risk-based capital and total risk-based capital ratios were 10.2%, 12.0% and 14.3% at June 30, 2014, respectively. These risk-based capital ratios remain well above regulatory standards for well-capitalized banks. As of June 30, 2014, the Tier 1 common equity ratio was not required by the regulators and, therefore, was considered a non-GAAP measure. Refer to the section titled “Capital” herein for a discussion of how BB&T calculates and uses this measure in the evaluation of the Company.

BB&T completed the acquisition of 21 retail branches in Texas during the second quarter of 2014, which resulted in the addition of $1.2 billion in deposits and $112 million in loans.

Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional information with respect to BB&T’s recent accomplishments and significant challenges.

Analysis Of Results Of Operations

The following table sets forth selected financial ratios for the last five calendar quarters.

Table 1
Annualized Performance Measures

		Three Months Ended
		(1)			(2)
		6/30/14	3/31/14	12/31/13	9/30/13	6/30/13
Rate of return on:
	Average assets	1.04%	1.29%	1.30%	0.68%	1.27%
	Average common shareholders’ equity	8.03	9.87	10.85	5.44	11.39
NIM (FTE)		3.43	3.52	3.56	3.68	3.70

(1)	Includes the impact of after-tax adjustments totaling $88 million that were recorded in connection with the previously described FHA-insured loan exposures and new information that impacted a previously recorded income tax reserve.
(2)	Includes the impact of an adjustment for uncertain income tax positions of $235 million related to a ruling issued by the U.S. Court of Federal Claims on September 20, 2013 regarding the IRS's disallowance of tax deductions and foreign tax credits taken in connection with a financing transaction entered into by BB&T in 2002.

Consolidated net income available to common shareholders for the first six months of 2014 totaled $926 million, compared to $757 million earned during the corresponding period of the prior year. Financial results for the first six months of 2014 were negatively impacted by the previously described after-tax adjustments totaling $88 million, while the financial results for the corresponding period of the prior year were negatively impacted by an adjustment to the provision for income taxes totaling $281 million. On a diluted per common share basis, earnings for the first six months of 2014 were $1.27, compared to $1.06 earned during the first six months of 2013.

Net Interest Income and NIM

Second Quarter 2014 compared to Second Quarter 2013

Net interest income on a FTE basis was $1.4 billion for the second quarter of 2014, a decrease of 5.1% compared to the same period in 2013. The decrease in net interest income was driven by a $108 million decrease in interest income, partially offset by a $34 million decrease in funding costs compared to the same quarter of the prior year. Average earning assets for the second quarter of 2014 increased $3.9 billion, or 2.5%, compared to the same period of 2013, while average interest-bearing liabilities decreased $1.7 billion, or 1.4%. The NIM was 3.43% for the second quarter of 2014, compared to 3.70% for the same period of 2013. The 27 basis point decline in the NIM was primarily driven by lower earning asset yields and continued runoff of covered assets, partially offset by improved funding costs.

The annualized FTE yield on the average securities portfolio for the second quarter of 2014 was 2.43%, which was six basis points lower than the earlier period.

The annualized FTE yield for the total loan portfolio for the second quarter of 2014 was 4.45%, compared to 4.90% in the second quarter of 2013. The decrease in the FTE yield on the total loan portfolio was primarily driven by lower yields on new loans, the continued runoff of higher yielding covered loans, and the sale of a consumer lending subsidiary during the fourth quarter of 2013.

The annualized cost of interest-bearing deposits for the second quarter of 2014 was 0.26%, compared to 0.32% for the same period in the prior year. This decrease was driven by a 20 basis point improvement in the cost of certificates and other time deposits and an improvement in deposit mix.

For the second quarter of 2014, the average annualized FTE rate paid on short-term borrowings was 0.16%, compared to 0.18% during the second quarter of 2013. The average annualized rate paid on long-term debt for the second quarter of 2014 was 2.38%, compared to 3.23% for the same period in 2013. This decrease was primarily the result of lower rates on new issues during the last twelve months.

Management expects NIM to decrease by approximately five to ten basis points during the third quarter of 2014, mainly due to covered asset runoff. Net interest income for the third quarter of 2014 is expected to be relatively flat compared to the current quarter.

Six Months of 2014 compared to Six Months of 2013

Net interest income on a FTE basis was $2.8 billion for the six months ended June 30, 2014, a decrease of $150 million, or 5.2%, compared to the same period in 2013. The decrease in net interest income reflects a $223 million decrease in interest income, which was partially offset by a $73 million decline in funding costs. For the six months ended June 30, 2014, average earning assets increased $2.9 billion, or 1.8%, compared to the same period of 2013, while average interest-bearing liabilities decreased $2.7 billion, or 2.2%. The NIM was 3.47% for the six months ended June 30, 2014, compared to 3.73% for the same period of 2013. The 26 basis point decrease in the NIM was due to lower yields on new earning assets and runoff of covered assets, partially offset by lower funding costs.

The annualized FTE yield on the average securities portfolio for the six months ended June 30, 2014 was 2.46%, a decrease of two basis points compared to the annualized yield earned during the same period of 2013.

The annualized FTE yield for the total loan portfolio for the six months ended June 30, 2014 was 4.51%, compared to 4.97% in the corresponding period of 2013. The decrease in the FTE yield on the total loan portfolio was primarily due to lower yields on new loans due to the low interest-rate environment and the runoff of covered loans.

The average annualized cost of interest-bearing deposits for the six months ended June 30, 2014 was 0.26%, compared to 0.34% for the same period in the prior year, reflecting improvements in mix.

For the six months ended June 30, 2014, the average annualized FTE rate paid on short-term borrowings was 0.13%, a five basis point decline from the rate paid for the same period of 2013. The average annualized rate paid on long-term debt for the six months of 2014 was 2.44%, compared to 3.23% for the same period in 2013. The decrease in the average rate paid on long-term debt primarily reflects lower rates on new debt issuances that have occurred over the last twelve months.

The following tables set forth the major components of net interest income and the related annualized yields and rates for the three and six months ended June 30, 2014 compared to the same periods in 2013, as well as the variances between the periods caused by changes in interest rates versus changes in volumes. Changes attributable to the mix of assets and liabilities have been allocated proportionally between the changes due to rate and the changes due to volume.

Table 2-1
FTE Net Interest Income and Rate / Volume Analysis (1)
Three Months Ended June 30, 2014 and 2013

	Average Balances (7)		Annualized Yield/Rate		Income/Expense			Increase	Change due to
	2014	2013	2014	2013	2014	2013		(Decrease)	Rate	Volume

	(Dollars in millions)
Assets
Total securities, at amortized cost (2)
U.S. Treasury	$1,932	$360	1.50%	0.23%	$7	$	―	$7	$4	$3
GSE	5,604	4,872	2.08	2.01	29		25	4	1	3
MBS issued by GSE	29,627	27,803	1.97	1.97	146		138	8	―	8
States and political subdivisions	1,831	1,836	5.78	5.81	27		26	1	1	―
Non-agency MBS	250	289	7.65	5.57	4		4	―	1	(1)
Other	464	466	1.46	1.51	2		1	1	1	―
Covered	948	1,093	13.56	12.48	32		34	(2)	3	(5)
Total securities	40,656	36,719	2.43	2.49	247		228	19	11	8
Other earning assets (3)	1,977	2,626	1.60	1.40	8		9	(1)	1	(2)
Loans and leases, net of unearned income (4)(5)
Commercial:
Commercial and industrial	39,397	38,359	3.38	3.67	332		351	(19)	(28)	9
CRE - income producing properties	10,382	9,864	3.50	3.75	90		92	(2)	(7)	5
CRE - construction and development	2,566	2,668	3.57	3.82	23		26	(3)	(2)	(1)
Direct retail lending (6)	7,666	15,936	4.24	4.67	80		186	(106)	(16)	(90)
Sales finance	10,028	8,520	2.67	3.25	67		69	(2)	(13)	11
Revolving credit	2,362	2,268	8.64	8.48	51		48	3	1	2
Residential mortgage (6)	32,421	23,391	4.22	4.21	342		246	96	1	95
Other lending subsidiaries	10,553	10,407	9.26	10.54	244		274	(30)	(34)	4
Total loans and leases held for investment (excluding covered loans)	115,375	111,413	4.27	4.64	1,229		1,292	(63)	(98)	35
Covered	1,739	2,858	16.77	16.95	73		121	(48)	(1)	(47)
Total loans and leases held for investment	117,114	114,271	4.46	4.95	1,302		1,413	(111)	(99)	(12)
LHFS	1,396	3,581	4.21	3.42	15		30	(15)	6	(21)
Total loans and leases	118,510	117,852	4.45	4.90	1,317		1,443	(126)	(93)	(33)
Total earning assets	161,143	157,197	3.91	4.28	1,572		1,680	(108)	(81)	(27)
Nonearning assets	23,922	25,311
Total assets	$185,065	$182,508

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$18,406	$19,276	0.06	0.08	3		3	―	―	―
Money market and savings	48,965	48,140	0.14	0.13	18		15	3	3	―
Certificates and other time deposits	25,010	28,034	0.64	0.84	39		60	(21)	(15)	(6)
Foreign deposits - interest-bearing	584	947	0.08	0.09	―		―	―	―	―
Total interest-bearing deposits	92,965	96,397	0.26	0.32	60		78	(18)	(12)	(6)
Short-term borrowings	2,962	5,118	0.16	0.18	1		2	(1)	―	(1)
Long-term debt	22,206	18,287	2.38	3.23	133		148	(15)	(43)	28
Total interest-bearing liabilities	118,133	119,802	0.66	0.76	194		228	(34)	(55)	21
Noninterest-bearing deposits	36,634	33,586
Other liabilities	6,422	7,331
Shareholders’ equity	23,876	21,789
Total liabilities and shareholders’ equity	$185,065	$182,508
Average interest rate spread			3.25%	3.52%
NIM/net interest income			3.43%	3.70%	$1,378		$1,452	$(74)	$(26)	$(48)
Taxable-equivalent adjustment					$35		$37

(1)	Yields are stated on a FTE basis assuming tax rates in effect for the periods presented.
(2)	Total securities include AFS securities and HTM securities.
(3)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, trading securities, FHLB stock and other earning assets.
(4)	Loan fees, which are not material for any of the periods shown, are included for rate calculation purposes.
(5)	NPLs are included in the average balances.
(6)	During the first quarter of 2014, $8.3 billion in loans were transferred from direct retail lending to residential mortgage.
(7)	Excludes basis adjustments for fair value hedges.
51

Table 2-2
FTE Net Interest Income and Rate / Volume Analysis (1)
Six Months Ended June 30, 2014 and 2013

	Average Balances (7)		Annualized Yield/Rate		Income/Expense			Increase	Change due to
	2014	2013	2014	2013	2014	2013		(Decrease)	Rate	Volume

	(Dollars in millions)
Assets
Total securities, at amortized cost (2)
U.S. Treasury	$1,784	$332	1.50%	0.23%	$13	$	―	$13	$7	$6
GSE	5,603	4,547	2.08	2.00	58		46	12	2	10
MBS issued by GSE	29,484	28,169	2.01	1.95	296		275	21	9	12
States and political subdivisions	1,832	1,837	5.78	5.80	53		53	―	―	―
Non-agency MBS	255	294	7.32	5.57	9		8	1	2	(1)
Other	470	472	1.51	1.46	4		3	1	1	―
Covered	960	1,109	13.21	12.84	63		71	(8)	2	(10)
Total securities	40,388	36,760	2.46	2.48	496		456	40	23	17
Other earning assets (3)	1,927	2,731	2.43	1.53	23		21	2	9	(7)
Loans and leases, net of unearned income (4)(5)
Commercial:
Commercial and industrial	38,919	38,139	3.40	3.72	657		704	(47)	(61)	14
CRE - income producing properties	10,338	9,863	3.54	3.79	181		186	(5)	(14)	9
CRE - construction and development	2,511	2,733	3.60	3.85	45		52	(7)	(3)	(4)
Direct retail lending (6)	8,503	15,847	4.26	4.70	179		370	(191)	(32)	(159)
Sales finance	9,729	8,181	2.75	3.38	133		137	(4)	(28)	24
Revolving credit	2,359	2,273	8.71	8.49	102		96	6	3	3
Residential mortgage (6)	31,533	23,504	4.24	4.23	667		497	170	1	169
Other lending subsidiaries	10,395	10,198	9.33	10.68	482		541	(59)	(69)	10
Total loans and leases held for investment (excluding covered loans)	114,287	110,738	4.31	4.69	2,446		2,583	(137)	(203)	66
Covered	1,806	2,995	17.74	17.23	159		256	(97)	7	(104)
Total loans and leases held for investment	116,093	113,733	4.52	5.02	2,605		2,839	(234)	(196)	(38)
LHFS	1,354	3,686	4.33	3.35	30		61	(31)	14	(45)
Total loans and leases	117,447	117,419	4.51	4.97	2,635		2,900	(265)	(182)	(83)
Total earning assets	159,762	156,910	3.97	4.33	3,154		3,377	(223)	(150)	(73)
Nonearning assets	23,977	25,352
Total assets	$183,739	$182,262

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$18,510	$19,720	0.07	0.09	6		8	(2)	(1)	(1)
Money market and savings	48,866	48,285	0.14	0.14	33		33	―	―	―
Certificates and other time deposits	23,481	28,481	0.69	0.87	81		123	(42)	(22)	(20)
Foreign deposits - interest-bearing	795	668	0.07	0.10	―		―	―	―	―
Total interest-bearing deposits	91,652	97,154	0.26	0.34	120		164	(44)	(23)	(21)
Short-term borrowings	3,638	4,670	0.13	0.18	2		4	(2)	(1)	(1)
Long-term debt	22,318	18,488	2.44	3.23	271		298	(27)	(81)	54
Total interest-bearing liabilities	117,608	120,312	0.67	0.78	393		466	(73)	(105)	32
Noninterest-bearing deposits	36,017	33,055
Other liabilities	6,543	7,342
Shareholders’ equity	23,571	21,553
Total liabilities and shareholders’ equity	$183,739	$182,262
Average interest rate spread			3.30%	3.55%
NIM/net interest income			3.47%	3.73%	$2,761		$2,911	$(150)	$(45)	$(105)
Taxable-equivalent adjustment					$71		$74

(1)	Yields are stated on a FTE basis assuming tax rates in effect for the periods presented.
(2)	Total securities include AFS securities and HTM securities.
(3)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, trading securities, FHLB stock and other earning assets.
(4)	Loan fees, which are not material for any of the periods shown, are included for rate calculation purposes.
(5)	NPLs are included in the average balances.
(6)	During the first quarter of 2014, $8.3 billion in loans were transferred from direct retail lending to residential mortgage.
(7)	Excludes basis adjustments for fair value hedges.
52

FDIC Loss Share Receivable and the Net Revenue Impact from Covered Assets

In connection with the Colonial acquisition, Branch Bank entered into loss sharing agreements with the FDIC that outline the terms and conditions under which the FDIC will reimburse Branch Bank for a portion of the losses incurred on certain loans, OREO, investment securities and other assets. Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional information regarding the loss sharing agreements. The following table presents the carrying amount of assets covered by each loss share agreement:

Table 3
Covered Assets by Loss Share Agreement

	June 30, 2014
	Commercial	Single Family	Total

	(Dollars in millions)
Loans and leases	$939	$714	$1,653
AFS securities	1,333	―	1,333
Other assets	63	35	98
Total covered assets	$2,335	$749	$3,084

The commercial loss sharing agreement expires in the third quarter of 2014; however, Branch Bank must reimburse the FDIC for gains and recoveries, net of related expenses, through the third quarter of 2017.

The indemnification related to AFS securities is based upon a stipulated value less any paydowns, redemptions or maturities and totaled approximately $705 million at June 30, 2014. The securities are carried at fair value, which totaled $1.3 billion at June 30, 2014. As a result, any decline in fair value down to the stipulated amount would be offset at the applicable loss sharing percentage by reducing the liability to the FDIC should the securities be sold before October 1, 2017. Any further declines below the stipulated amount would not be subject to loss sharing.

The following table provides information related to the carrying amounts and fair values of the components of the FDIC loss share receivable (payable):

Table 4
FDIC Loss Share Receivable (Payable)

	June 30, 2014		December 31, 2013
Attributable to:	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in millions)
Covered loans	$688	$356	$843	$464
Covered securities	(576)	(539)	(565)	(521)
Aggregate loss calculation	(120)	(153)	(104)	(131)
Total	$(8)	$(336)	$174	$(188)

The decrease in the carrying amount attributable to covered loans was due to the receipt of cash from the FDIC and negative accretion due to the credit loss improvement, partially reduced by the offset to the provision for covered loans and the FDIC’s share of losses on foreclosed property. The change in the carrying amount attributable to covered securities was due to the offsets to the accretion of the discount and the amount of changes in unrealized gains of covered securities. The change in the carrying amount attributable to the aggregate loss calculation is primarily due to accretion of the expected payment, which is included in “Accretion due to credit loss improvement” below. The fair values were based upon a discounted cash flow methodology that was consistent with the acquisition date methodology. The fair values attributable to covered loans and the aggregate loss calculation change over time due to the receipt of cash from the FDIC, updated credit loss assumptions and the passage of time. The fair value attributable to covered securities was based upon the timing and amount that would be payable to the FDIC should they settle at the current fair value at the conclusion of the loss share agreement.

The cumulative amount related to covered securities recognized through earnings resulted in a liability of $213 million as of June 30, 2014. Covered securities are classified as AFS and carried at fair market value, and the changes in unrealized gains/losses are offset by the applicable loss share percentage in AOCI, which resulted in a pre-tax liability of $362 million as of June 30, 2014. BB&T would only owe these amounts to the FDIC if BB&T were to sell these securities prior to the third quarter of 2017. BB&T does not currently intend to dispose of the covered securities.

Following the conclusion of the ten year loss share period in 2019, should actual aggregate losses, excluding securities, be less than an amount determined in accordance with these agreements, BB&T will pay the FDIC a portion of the difference. As of June 30, 2014, BB&T projects that Branch Bank would owe the FDIC approximately $171 million under the aggregate loss calculation. This liability is expensed over time and BB&T has recognized total expense of $120 million through June 30, 2014.

The following table provides information related to the income statement impact of covered loans and securities and the FDIC loss sharing receivable/payable. The table excludes all amounts related to other assets acquired and liabilities assumed in the acquisition.

Table 5
Revenue Impact from Covered Assets, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	(Dollars in millions)
Interest income-covered loans	$73	$121	$159	$256
Interest income-covered securities	32	34	63	71
Total interest income-covered assets	105	155	222	327
Provision for covered loans	9	11	16	(14)
FDIC loss share income, net	(88)	(85)	(172)	(144)
Adjusted net revenue	$26	$81	$66	$169

FDIC loss share income, net
Offset to provision for covered loans	$(7)	$(9)	$(12)	$11
Accretion due to credit loss improvement	(70)	(66)	(139)	(133)
Accretion for securities	(11)	(10)	(21)	(22)
Total	$(88)	$(85)	$(172)	$(144)

Second Quarter 2014 compared to Second Quarter 2013

Interest income on covered loans and securities for the second quarter of 2014 decreased $50 million compared to the second quarter of 2013, primarily resulting from decreased interest income related to covered loans totaling $48 million. The decline in interest income relating to covered loans primarily reflects lower average covered loan balances. The yield on covered loans for the second quarter of 2014 was 16.77%, compared to 16.95% in the earlier quarter.

Six Months of 2014 compared to Six Months of 2013

Interest income on covered loans and securities for the six months ended June 30, 2014 decreased $105 million compared to the six months ended June 30, 2013. This decrease was driven by a 39.7% reduction in the average loan balance for the six months ended June 30, 2014, compared to the same period of the prior year. The yield on covered loans for the six months ended June 30, 2014 was 17.74%, compared to 17.23% in the corresponding period of 2013.

The provision for covered loans was a recovery of $16 million for the six months ended June 30, 2014, compared to a provision of $14 million for the same period of the prior year. FDIC loss share income, net was a negative $172 million for the six months ended June 30, 2014, $28 million worse than the corresponding period of 2013, which primarily reflects the offset to the improvement in the provision for covered loans.

Provision for Credit Losses

Second Quarter 2014 compared to Second Quarter 2013

The provision for credit losses, excluding covered loans, totaled $83 million for the second quarter of 2014, a decrease of $96 million compared to the same period of the prior year. This decrease reflects improvement in loss frequencies related to the CRE – construction and development and income producing properties portfolios, which resulted in provision decreases totaling $74 million and $31 million, respectively. The provision for credit losses related to the residential mortgage-government guaranteed portfolio declined $23 million, primarily the result of an update to loss severity estimates related to certain loans within this portfolio. These decreases were partially offset by a $39 million increase in the provision for credit losses related to the commercial and industrial portfolio, which primarily reflects a provision release in the earlier quarter.

Net charge-offs, excluding covered loans, were $98 million lower than the second quarter of 2013. This decrease in net charge-offs was broad-based in nature, with notable declines in net charge-offs related to the commercial and industrial, direct retail lending and CRE–construction and development portfolios that totaled $30 million, $23 million and $22 million, respectively.

Net charge-offs were 0.41% of average loans and leases on an annualized basis (0.40% excluding covered loans) for the second quarter of 2014, compared to 0.74% of average loans and leases (0.75% excluding covered loans) for the same period in 2013. Management expects net charge-offs to remain below the normalized range for net charge-offs (which ranges from 50 to 70 basis points) for the next few quarters.

Six Months of 2014 compared to Six Months of 2013

The provision for credit losses, excluding covered loans, totaled $150 million for the six months ended June 30, 2014, compared to $426 million for the same period of 2013. The improvement in the provision for credit losses was broad-based, including decreases in the commercial and industrial, CRE – income producing properties, and residential mortgage-government guaranteed portfolios of $110 million, $50 million and $40 million, respectively. These decreases primarily reflect improvement in loss frequency estimates in these portfolios. The provision related to the reserve for unfunded lending commitments declined $55 million, which also reflects an improvement in loss frequency estimates.

Net charge-offs, excluding covered loans, for the six months ended June 30, 2014 were $217 million lower than the comparable period of the prior year. The decrease in net charge-offs was broad based, with significant reductions in the commercial and industrial, direct retail lending, CRE – construction and development and CRE – income producing properties portfolios totaling $88 million, $46 million, $40 million and $39 million, respectively. Net charge-offs were 0.48% of average loans and leases on an annualized basis (0.48% excluding covered loans) for the six months ended June 30, 2014 compared to 0.87% of average loans and leases (or 0.86% excluding covered loans) for the same period in 2013.

Noninterest Income

Second Quarter 2014 compared to Second Quarter 2013

Noninterest income for the second quarter of 2014 declined $113 million, or 10.8%, compared to the earlier quarter. This decrease was primarily driven by declines in mortgage banking income, net securities gains and other income totaling $82 million, $23 million, and $11 million, respectively.

The decrease in mortgage banking income reflects a decline in the volume of residential mortgage loan production and sales and tighter margins. The decrease in net securities gains reflects gains in the earlier quarter that totaled $23 million. The $11 million decrease in other income primarily reflects increased write-downs on affordable housing investments and decreased income from assets related to certain post-employment benefits, which is offset in personnel expense.

Other categories of noninterest income, including insurance income, service charges on deposits, investment banking and brokerage fees and commissions, bankcard fees and merchant discounts, trust and investment advisory revenues, checkcard fees, income from bank-owned life insurance, and FDIC loss share income, net totaled $777 million for the three months ended June 30, 2014, compared to $774 million for the same period of 2013.

Noninterest income is expected to be relatively flat in the third quarter of 2014, which primarily reflects a seasonal decrease in insurance income partially offset by other fee items.

Six Months of 2014 compared to Six Months of 2013

Noninterest income for the six months ended June 30, 2014 totaled $1.8 billion, compared to $2.0 billion for the same period in 2013, a decrease of $203 million. The change was primarily driven by a decrease in mortgage banking income of $188 million, which reflects a decline in the volume of residential mortgage loan production and sales and tighter margins. Net securities gains for the six months ended June 30, 2014 totaled $2 million, compared to $46 million in the same period of the prior year. FDIC loss share income, net for the first six months of 2014 was $28 million lower than the same period of the prior year, which primarily reflects the offset related to an improvement in the provision for covered loans. Other income for the first six months of 2014 was $18 million lower than the same period of the prior year, primarily the result of decreased income from assets related to certain post-employment benefits, which is offset in personnel expense.

Insurance income totaled $849 million for the six months ended June 30, 2014, an increase of $58 million compared to the corresponding period of 2013. This increase primarily reflects higher performance-based commission income, the impact of an improved process for estimating certain commission income and firming market conditions for insurance premiums.

Other categories of noninterest income, including service charges on deposits, investment banking and brokerage fees and commissions, bankcard fees and merchant discounts, trust and investment advisory revenues, checkcard fees, and income from bank-owned life insurance totaled $864 million during the six months ended June 30, 2014, compared with $847 million for the same period of 2013.

Noninterest Expense

Second Quarter 2014 compared to Second Quarter 2013

Noninterest expense totaled $1.6 billion for the second quarter of 2014, an increase of $55 million compared to the same period of 2013. Other expense, loan-related expense and outside IT services increased by $79 million, $37 million and $10 million, respectively, compared to the earlier quarter. The increases in other expense and loan-related expense primarily reflect the impact of the adjustments related to the previously described FHA-insured loan exposures. The increase in outside IT services is primarily due to work related to various system enhancement and replacement projects.

Personnel expense, merger-related and restructuring charges and professional services expense for the second quarter of 2014 decreased $35 million, $14 million and $13 million, respectively, compared to the same period of the prior year. The decrease in personnel expense reflects a $30 million decrease in qualified pension plan expense that was driven by lower amortization of net actuarial losses, and lower post-employment benefits expense, which is offset in other income. Merger-related and restructuring charges were $14 million lower than the same quarter of the prior year, primarily the result of optimization activities related to the Community Bank that were initiated in the earlier quarter. Professional fees were $13 million lower than the earlier quarter, which reflects lower legal fees and decreased expenses related to systems and process-related enhancements.

Other categories of noninterest expenses, including occupancy and equipment, software, regulatory charges, amortization of intangibles and foreclosed property expense totaled $273 million for the current quarter, compared to $282 million for the same period of 2013.

Management is targeting an efficiency ratio in the 56% range for the fourth quarter of 2014.

Six Months of 2014 compared to Six Months of 2013

Noninterest expenses totaled $3.0 billion for the six months ended June 30, 2014, an increase of $44 million, or 1.5%, over the same period of the prior year. Primary drivers for the increase in noninterest expense include higher loan-related expense, outside IT services and other expense, partially offset by declines in personnel expense, professional services, regulatory charges, foreclosed property expense and merger-related and restructuring charges.

Loan-related expense, outside IT services and other expense increased by $48 million, $22 million and $89 million, respectively, compared to the earlier quarter. The increases in other expense and loan-related expense primarily reflect the impact of the adjustments related to the previously described FHA-insured loan exposures. The increase in outside IT services is primarily due to work related to various system enhancement and replacement projects.

Personnel expense was $1.6 billion for the six months ended June 30, 2014, a decrease of $70 million compared to the same period of the prior year, which primarily resulted from a decrease in qualified pension plan expense that was driven by lower amortization of net actuarial losses. Professional services declined $16 million from the same period of the prior year, which reflects lower legal fees and decreased expenses related to systems and process-related enhancements. Regulatory charges, foreclosed property expense and merger-related and restructuring charges declined $11 million each. The decline in regulatory charges reflects improved credit quality, and the beneficial impact associated with the issuance of bank notes over the last twelve months. The decline in foreclosed property expense was primarily the result of lower maintenance and repossession expense, which reflects a lower level of foreclosed property. Merger-related and restructuring charges were $11 million lower than the same period of the prior year, primarily the result of optimization activities undertaken by the Community Bank during the second quarter of 2013.

Other categories of noninterest expense, including occupancy and equipment expense, software expense and amortization of intangibles totaled $475 million for the six months ended June 30, 2014 compared to $471 million for the same period of 2013.

Provision for Income Taxes

Second Quarter 2014 compared to Second Quarter 2013

The provision for income taxes was $173 million for the second quarter of 2014, compared to $221 million for the same quarter of the prior year. This produced an effective tax rate for the first quarter of 2014 of 26.6%, compared to 27.7% for the same quarter of the prior year. The decrease in the effective tax rate primarily reflects a higher level of federal tax credits and permanent tax differences relative to pre-tax earnings, which was partially offset by a $14 million tax charge related to a change in the IRS’s stance related to an income tax position currently under examination. Management is expecting an effective tax rate in the approximately 27% range during the second half of 2014.

Six Months of 2014 compared to Six Months of 2013

The provision for income taxes was $390 million for the six months ended June 30, 2014, compared to $702 million for the six months 2013. This decrease primarily reflects a $281 million adjustment to the provision for income taxes in the first quarter of 2013, which related to a ruling issued by the U.S. Tax Court that had implications on positions that BB&T had taken related to a financing transaction in 2002. BB&T’s effective income tax rate for the six months ended June 30, 2014 was 27.0%, compared to 45.8% for the same period of the prior year. The decrease in the effective tax rate is primarily due to the adjustment described above.

Refer to Note 9 “Income Taxes” in the “Notes to Consolidated Financial Statements” for a discussion of uncertain tax positions and other tax matters.

Segment Results

See Note 15 “Operating Segments” in the “Notes to Consolidated Financial Statements” contained herein and BB&T’s Annual Report on Form 10-K for the year ended December 31, 2013, for additional disclosures related to BB&T’s reportable business segments. Fluctuations in noninterest income and noninterest expense incurred directly by the segments are more fully discussed in the “Noninterest Income” and “Noninterest Expense” sections above.

During January 2014, approximately $8.3 billion of closed-end, first and second lien position residential mortgage loans were transferred from Community Banking to Residential Mortgage Banking based on a change in how these loans are managed as a result of new qualified mortgage regulations. The following discussion gives retrospective effect to the transfer.

Table 6
BB&T Corporation
Net Income by Reportable Segments

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	(Dollars in millions)
Community Banking	$222	$194	$439	$387
Residential Mortgage Banking	(21)	97	42	234
Dealer Financial Services	63	59	98	99
Specialized Lending	60	68	119	118
Insurance Services	58	71	133	106
Financial Services	68	71	136	142
Other, Treasury and Corporate	28	16	89	(254)
BB&T Corporation	$478	$576	$1,056	$832

Second Quarter 2014 compared to Second Quarter 2013

Community Banking

Community Banking serves individual and business clients by offering a variety of loan and deposit products and other financial services. The segment is primarily responsible for acquiring and maintaining client relationships.

Community Banking net income was $222 million in the second quarter of 2014, an increase of $28 million over the earlier quarter. The allocated provision for credit losses decreased $73 million driven by lower business and consumer loan charge-offs. The $48 million decrease in noninterest expense was primarily attributable to lower personnel, occupancy and equipment and restructuring expense. Segment net interest income decreased $37 million, primarily due to lower yields on new loans and lower funding spreads earned on deposits, partially offset by improvements in deposit mix. Intersegment net referral fees decreased $22 million driven by lower mortgage banking referrals. Allocated corporate expenses increased $24 million driven by internal business initiatives.

Residential Mortgage Banking

Residential Mortgage Banking retains and services mortgage loans originated by BB&T as well as those purchased from various correspondent originators. Mortgage loan products include fixed and adjustable-rate government guaranteed and conventional loans for the purpose of constructing, purchasing, or refinancing residential properties. Substantially all of the properties are owner-occupied.

Residential Mortgage Banking generated a net loss of $21 million in the second quarter of 2014 compared to net income of $97 million in the earlier quarter. Segment net interest income decreased $25 million, primarily the result of lower credit spreads on loans. Noninterest income decreased $83 million driven by lower gains on residential mortgage loan production and sales due to significantly lower mortgage loan originations and tighter pricing due to competitive factors. Noninterest expense increased $108 million, which primarily reflects the impact of adjustments totaling $118 million related to the previously described FHA-insured loan exposures. The allocated provision for credit losses was a net recovery of $1 million in the current quarter compared to a $30 million provision in the earlier quarter, which reflects an improvement in credit trends compared to the earlier quarter. The provision for income taxes was $71 million lower than the earlier quarter primarily due to lower pre-tax income.

Dealer Financial Services

Dealer Financial Services primarily originates loans to consumers for the purchase of automobiles. These loans are originated on an indirect basis through approved franchised and independent automobile dealers throughout BB&T’s market area through BB&T Dealer Finance, and on a national basis through Regional Acceptance Corporation. Dealer Financial Services also originates loans for the purchase of recreational and marine vehicles and provides financing and servicing to dealers for their inventories.

Dealer Financial Services net income was $63 million in the second quarter of 2014, an increase of $4 million over the earlier quarter, primarily due to a decrease in the allocated provision for credit losses. The allocated provision for credit losses decreased $10 million reflecting improved loss frequency in the prime automobile lending portfolio compared to the earlier quarter. Dealer Financial Services grew average loans by $1.2 billion, or 11.1%, compared to the earlier quarter.

Specialized Lending

BB&T’s Specialized Lending segment consists of businesses that provide specialty finance alternatives to commercial and consumer clients including: commercial finance, mortgage warehouse lending, tax-exempt financing for local governments and special-purpose districts, equipment leasing, full-service commercial mortgage banking, commercial and retail insurance premium finance, dealer-based financing of equipment for consumers and small businesses, and direct consumer finance.

Specialized Lending net income was $60 million in the second quarter of 2014, a decrease of $8 million from the earlier quarter. Segment net interest income decreased $39 million compared to the earlier quarter, which primarily reflects the sale of a consumer lending subsidiary in the fourth quarter of 2013. The sale of this subsidiary also had a beneficial impact on the allocated provision for credit losses, which decreased $15 million. Noninterest expense decreased $12 million driven by lower personnel, occupancy and equipment, loan processing and professional services expense. Small ticket consumer finance, equipment finance, governmental finance and commercial mortgage businesses experienced strong growth compared to the earlier quarter.

Insurance Services

BB&T’s insurance agency / brokerage network is the fifth largest in the United States and sixth largest in the world. Insurance Services provides property and casualty, life, and health insurance to business and individual clients. It also provides small business and corporate products, such as workers compensation and professional liability, as well as surety coverage and title insurance. In addition, Insurance Services underwrites a limited amount of property and casualty coverage.

Insurance Services net income was $58 million in the second quarter of 2014, a decrease of $13 million compared to the earlier quarter primarily due to higher noninterest expense of $17 million driven by higher salary and performance-based incentives.

Financial Services

Financial Services provides personal trust administration, estate planning, investment counseling, wealth management, asset management, employee benefits services, corporate banking and corporate trust services to individuals, corporations, institutions, foundations and government entities. In addition, Financial Services offers clients investment alternatives, including discount brokerage services, equities, fixed-rate and variable-rate annuities, mutual funds and governmental and municipal bonds through BB&T Investment Services, Inc. The segment also includes BB&T Securities, a full-service brokerage and investment banking firm, the Corporate Banking Division, which originates and services large corporate relationships, syndicated lending relationships, and client derivatives, and BB&T Capital Partners, which manages the company’s SBIC private equity investments.

Financial Services net income was $68 million in the second quarter of 2014, a decrease of $3 million from the earlier quarter. Segment net interest income decreased $5 million, primarily due to lower credit spreads on loans and funding spreads on deposits. Noninterest expense increased $8 million compared to the earlier quarter, driven by higher occupancy and equipment, professional services, sub-advisory fee, and litigation-related expense. The allocated provision for credit losses decreased $10 million, reflecting improved loss frequency in the large corporate loan portfolio as the result of improved credit metrics. Financial Services continues to generate significant loan growth, with Corporate Banking’s average loan balances increasing $1.7 billion, or 22.9%, over the earlier quarter while BB&T Wealth’s average loan balances increased $195 million, or 22.2%.

Other, Treasury & Corporate

Net income in Other, Treasury & Corporate can vary due to the changing needs of the Company, including the size of the investment portfolio, the need for wholesale funding, and income received from derivatives used to hedge the balance sheet.

In the second quarter of 2014, Other, Treasury & Corporate generated net income of $28 million, an increase of $12 million over the earlier quarter. Segment net interest income increased $36 million primarily due to an increase in the size of the investment portfolio and lower corporate borrowing costs. Intersegment net referral fee expense decreased $25 million as the result of a lower level of mortgage banking referral income that was allocated to both the Community Banking and Financial Services segments. Allocated corporate expenses decreased $33 million compared to the earlier quarter. The allocated provision for credit losses was a net recovery of $7 million in the current quarter compared to a net recovery of $52 million in the earlier quarter, which primarily reflects a reduction in the unallocated allowance for credit losses in the earlier quarter based on continued improvement in credit trends. Noninterest income decreased $34 million primarily due to lower securities gains in the investment portfolio, lower FDIC loss share income and increased write-downs on affordable housing investments.

Six Months of 2014 compared to Six Months of 2013

Community Banking net income was $439 million for the six months ended June 30, 2014, compared to $387 million in the same period of the prior year. The allocated provision for credit losses decreased $174 million driven by lower business and consumer loan charge-offs. The $79 million decrease in noninterest expense was primarily attributable to lower personnel, occupancy and equipment, restructuring, and regulatory expense. Segment net interest income decreased $89 million, primarily due to lower yields on new loans and lower funding spreads earned on deposits, partially offset by loan and noninterest-bearing deposit growth. Intersegment net referral fees decreased $50 million driven by lower mortgage banking referrals. Allocated corporate expenses increased $48 million driven by internal business initiatives.

Residential Mortgage Banking generated net income of $42 million for the six months ended June 30, 2014, compared to $234 million in the same period of the prior year. Segment net interest income decreased $45 million, primarily the result of lower average balances in the LHFS portfolio, partially offset by higher credit spreads. Noninterest income decreased $184 million driven by lower gains on residential mortgage loan production and sales due to significantly lower mortgage loan originations and tighter pricing due to competitive factors. The decrease in noninterest income was partially offset by an increase in net servicing income of $26 million, primarily due to slower prepayment speeds and a $7.7 billion, or 9.6%, increase in in the investor-owned servicing portfolio. Noninterest expense increased $116 million, which primarily reflects the impact of adjustments totaling $118 million related to the previously described FHA-insured loan exposures. The allocated provision for credit losses was a net recovery of $21 million in the first six months of 2014 compared to a $23 million provision in the same period of the prior year, which reflects lower charge-offs and an improvement in credit trends. The provision for income taxes decreased $117 million, primarily due to lower pre-tax income.

Dealer Financial Services net income was $98 million for the six months ended June 30, 2014, compared to $99 million in the same period of the prior year. Segment net interest income decreased $4 million, primarily due to lower credit spreads on loans. The allocated provision for credit losses decreased $5 million reflecting improved loss frequency in the prime automobile lending portfolio. Dealer Financial Services grew average loans by $1.2 billion, or 11.7%, compared to the same period of the prior year.

Specialized Lending net income was $119 million for the first six months of 2014, compared to $118 million in the same period of the prior year. Segment net interest income decreased $77 million compared to the same period in the prior year, which primarily reflects the sale of a consumer lending subsidiary in the fourth quarter of 2013. The sale of this subsidiary also had a beneficial impact on the allocated provision for credit losses, which decreased $57 million. This decrease was also partially attributable to recoveries in the commercial finance portfolio in the current period. Noninterest expense decreased $25 million driven by lower personnel, occupancy and equipment, loan processing and professional services expense. Small ticket consumer finance, equipment finance, and commercial finance experienced strong growth compared to the same period of the prior year.

Insurance Services net income was $133 million for the first six months of 2014, compared to $106 million in the same period of the prior year. Insurance Service’s noninterest income increased $62 million, primarily due to higher performance-based commissions, increased commissions on certain new and renewal business and an increase in employee benefit commissions of $19 million due to a refinement to the process used to estimate commission income on certain policies invoiced by the insurance carrier but not yet received by BB&T. Noninterest expense increased $32 million driven by higher salaries, performance-based incentives, and business referral expense.

Financial Services net income was $136 million for the first six months of 2014, compared to $142 million in the same period in the prior year. Segment net interest income decreased $14 million, primarily due to lower credit spreads on loans and funding spreads on deposits, partially offset by loan and deposit growth. Allocated corporate expenses increased $10 million driven by internal business initiatives. The allocated provision for credit losses decreased $19 million, reflecting improved loss frequency in the large corporate loan portfolio as the result of improved credit metrics. Financial Services continues to generate significant loan growth, with Corporate Banking’s average loan balances increasing $1.5 billion, or 20.4%, compared to the same period in the prior year, while BB&T Wealth’s average loan balances increased $177 million, or 20.9%. BB&T Wealth also grew transaction account balances by $337 million, or 14.6%, and money market and savings balances by $483 million, or 8.0%, compared to the same period in the prior year.

Other, Treasury & Corporate net income was $89 million for the first six months of 2014, compared to a net loss of $254 million in the same period of the prior year. Results in the prior year include a $281 million adjustment to the income tax provision as previously described. Segment net interest income increased $82 million, primarily due to lower funding credits on deposits allocated to the Community Banking and Financial Services and lower corporate borrowing costs, partially offset by runoff in the covered loan portfolio. The credit for allocated corporate expenses increased $68 million compared to the prior year related to investments in application systems and internal business initiatives allocated to the other segments. Intersegment net referral fee expense decreased $54 million as the result of a lower level of mortgage banking referral income that was allocated to both the Community Banking and Financial Services segments. Noninterest income decreased $93 million primarily due to lower securities gains in the investment portfolio and lower FDIC loss share income.

Analysis Of Financial Condition

Investment Activities

The total securities portfolio was $41.4 billion at June 30, 2014, an increase of $1.2 billion, compared with December 31, 2013. As of June 30, 2014, the securities portfolio included $20.9 billion of AFS securities (at fair value) and $20.4 billion of HTM securities (at amortized cost).

The effective duration of the securities portfolio decreased to 4.7 years at June 30, 2014, compared to 5.5 years at December 31, 2013, primarily the result of lower interest rates. The duration of the securities portfolio excludes equity securities, auction rate securities and certain non-agency residential MBS that were acquired in the Colonial acquisition.

See Note 3 “Securities” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to BB&T’s evaluation of securities for OTTI.

Lending Activities

Average loans held for investment for the second quarter of 2014 increased $2.1 billion, or an annualized 7.2%, compared to the prior quarter. The increase in average loans held for investment was primarily driven by growth in the commercial and industrial, sales finance and other lending subsidiaries portfolios of $962 million, $600 million and $317 million, respectively. Growth in average loans held for investment was negatively impacted by continued runoff in the covered loan portfolio of $135 million, or 28.9% on an annualized basis.

Management expects that average loan growth during the second half of 2014 will range from 3% to 5%, with stronger growth during the third quarter of 2014.

The following table presents the composition of average loans and leases:

Table 7
Composition of Average Loans and Leases

	For the Three Months Ended
	6/30/14	3/31/14	12/31/13	9/30/13	6/30/13

	(Dollars in millions)
Commercial:
Commercial and industrial	$39,397	$38,435	$38,101	$38,446	$38,359
CRE - income producing properties	10,382	10,293	10,031	9,907	9,864
CRE - construction and development	2,566	2,454	2,433	2,459	2,668
Direct retail lending	7,666	9,349	15,998	16,112	15,936
Sales finance	10,028	9,428	9,262	8,992	8,520
Revolving credit	2,362	2,357	2,357	2,308	2,268
Residential mortgage	32,421	30,635	23,979	23,403	23,391
Other lending subsidiaries	10,553	10,236	10,448	11,018	10,407
Total average loans and leases held for
investment (excluding covered loans)	115,375	113,187	112,609	112,645	111,413
Covered	1,739	1,874	2,186	2,502	2,858
Total average loans and leases held for
investment	117,114	115,061	114,795	115,147	114,271
LHFS	1,396	1,311	2,206	3,118	3,581
Total average loans and leases	$118,510	$116,372	$117,001	$118,265	$117,852

Average residential mortgage loans increased $1.8 billion, and average direct retail lending loans decreased $1.7 billion compared to the prior quarter. The impact of the transfer of approximately $8.3 billion of closed-end, first and second lien position, residential mortgage loans in January 2014 from the direct retail lending portfolio to the residential mortgage lending portfolio was only partially reflected in average loan balances for the first quarter due to the timing of the transfer. Adjusted for the estimated impact of this transfer, average direct retail loans were up approximately 8% annualized and average residential mortgage loans were essentially flat compared to the prior quarter. This transfer was completed in order to facilitate compliance with a series of new rules related to mortgage servicing associated with first and second lien position mortgages collateralized by real estate.

Average commercial and industrial loans increased $962 million, or an annualized 10.0%, compared to the prior quarter, driven by growth in middle-market corporate and mortgage warehouse lending. The CRE – construction and development and CRE – income producing properties portfolios reported annualized growth rates of 18.3% and 3.5%, respectively. The average sales finance portfolio increased $600 million, or 25.5% annualized, based on continued strength in the prime automobile lending market.

Average other lending subsidiaries loans increased $317 million, or 12.4% annualized, compared to the prior quarter. This increase was driven by growth in the small ticket consumer finance portfolio, which totaled $186 million, or 26.0% on an annualized basis, along with growth in the insurance premium finance and non-prime automobile finance portfolios of $50 million and $43 million, respectively.

Asset Quality

The following discussion excludes assets covered by FDIC loss sharing agreements that provide for reimbursement to BB&T for the majority of losses incurred on those assets. Covered loans, which are considered performing due to the application of the expected cash flows method, were $1.7 billion and $2.0 billion at June 30, 2014 and December 31, 2013, respectively. Covered foreclosed real estate totaled $56 million and $121 million at June 30, 2014 and December 31, 2013, respectively.

Asset quality continued to improve during the second quarter of 2014. NPAs, which include foreclosed real estate, repossessions, NPLs and nonperforming TDRs, totaled $916 million at June 30, 2014, compared to $1.1 billion at December 31, 2013. The decrease in NPAs included declines in nonperforming loans and leases and foreclosed property of $94 million and $43 million, respectively. NPAs have decreased for 17 consecutive quarters and are at their lowest level since December 31, 2007. NPAs as a percentage of loans and leases plus foreclosed property were 0.76% at June 30, 2014, compared with 0.91% at December 31, 2013. Management expects NPAs to decline modestly in the third quarter of 2014.

The following table presents activity in NPAs:

Table 8
Rollforward of NPAs

		Six Months Ended June 30,
		2014	2013

		(Dollars in millions)
	Beginning balance	$1,053	$1,536
	New NPAs	656	914
	Advances and principal increases	40	95
	Disposals of foreclosed assets	(250)	(275)
	Disposals of NPLs (1)	(110)	(203)
	Charge-offs and losses	(157)	(329)
	Payments	(212)	(345)
	Transfers to performing status	(114)	(117)
	Other, net	10	―
	Ending balance	$916	$1,276

(1)	Includes charge-offs and losses recorded upon sale of $20 million and $45 million for the six months ended June 30, 2014 and 2013, respectively.

Table 9 and Table 10 summarize asset quality information for the last five quarters. As more fully described below, the information has been adjusted to exclude past due covered loans and government guaranteed GNMA mortgage loans:

•	In accordance with regulatory reporting standards, covered loans that are contractually past due are recorded as past due and still accruing based on the number of days past due. However, due to the application of the accretion method, BB&T has concluded that it is appropriate to adjust Table 9 to exclude covered loans in summarizing total loans 90 days or more past due and still accruing and total loans 30-89 days past due and still accruing.

•	BB&T has also concluded that the inclusion of covered loans in certain asset quality ratios summarized in Table 10 including “Loans 30-89 days past due and still accruing as a percentage of total loans and leases,” “Loans 90 days or more past due and still accruing as a percentage of total loans and leases,” “NPLs as a percentage of total loans and leases” and certain other asset quality ratios that reflect NPAs in the numerator or denominator (or both) results in significant distortion to these ratios. In addition, because loan level charge-offs related to the acquired loans are not recognized in the financial statements until the cumulative amounts exceed the original loss projections on a pool basis, the net charge-off ratio for the acquired loans is not consistent with the net charge-off ratio for other loan portfolios. The inclusion of these loans in the asset quality ratios described above could result in a lack of comparability across quarters or years and could negatively impact comparability with other portfolios that were not impacted by acquisition accounting. BB&T believes that the presentation of asset quality measures excluding covered loans and related amounts from both the numerator and denominator provides better perspective into underlying trends related to the quality of its loan portfolio. Accordingly, the asset quality measures in Table 10 present asset quality information both on a consolidated basis as well as excluding the covered assets and related amounts.

•	In addition, BB&T has recorded certain amounts related to government guaranteed GNMA mortgage loans that BB&T has the option, but not the obligation, to repurchase and has effectively regained control. The amount of government guaranteed GNMA mortgage loans that have been excluded are noted in the footnotes to Table 9.

The following tables summarize asset quality information, excluding covered assets, for the past five quarters:

Table 9
Asset Quality (Excluding Covered Assets)

	Three Months Ended
	6/30/2014		3/31/2014		12/31/2013		9/30/2013		6/30/2013

	(Dollars in millions)
NPAs (1)
NPLs:
Commercial:
Commercial and industrial		$298		$334		$363		$415	$457
CRE - income producing properties		84		98		113		127	146
CRE - construction and development		38		49		51		66	100
Direct retail lending (2)		49		52		109		110	119
Sales finance		5		4		5		5	5
Residential mortgage (2)(3)		320		319		243		238	254
Other lending subsidiaries (3)(4)		47		47		51		69	68
Total NPLs held for investment (4)		841		903		935		1,030	1,149
Foreclosed real estate (5)		56		59		71		85	89
Other foreclosed property		19		24		47		47	38
Total NPAs (4)(5)		$916		$986		$1,053		$1,162	$1,276

Performing TDRs (6)
Commercial:
Commercial and industrial		$86		$76		$77		$74	$59
CRE - income producing properties		27		42		50		50	44
CRE - construction and development		30		32		39		44	43
Direct retail lending (2)		91		93		187		185	188
Sales finance		18		19		17		18	17
Revolving credit		46		47		48		51	53
Residential mortgage—nonguaranteed (2)(3)		814		836		785		720	726
Residential mortgage—government guaranteed		433		387		376		382	365
Other lending subsidiaries (3)(4)		141		132		126		200	183
Total performing TDRs (4)		$1,686		$1,664		$1,705		$1,724	$1,678

Loans 90 days or more past due and still accruing
Commercial:
Commercial and industrial	$	―	$	―	$	―	$	―	$3
Direct retail lending (2)		11		10		33		34	30
Sales finance		3		4		5		5	5
Revolving credit		8		9		10		11	13
Residential mortgage—nonguaranteed (2)		80		76		69		68	68
Residential mortgage—government guaranteed (7)		254		305		296		266	243
Other lending subsidiaries		―		4		5		4	4
Total loans 90 days or more past due and still accruing (7)(8)		$356		$408		$418		$388	$366

Loans 30-89 days past due
Commercial:
Commercial and industrial		$21		$26		$35		$27	$32
CRE - income producing properties		7		14		8		13	9
CRE - construction and development		2		3		2		2	3
Direct retail lending (2)		41		50		132		121	123
Sales finance		49		45		56		46	47
Revolving credit		20		21		23		22	20
Residential mortgage—nonguaranteed (2)(3)		513		485		454		402	445
Residential mortgage—government guaranteed (9)		87		73		88		95	93
Other lending subsidiaries (3)(4)		197		133		221		268	241
Total loans 30 - 89 days past due (4)(9)(10)		$937		$850		$1,019		$996	$1,013
64

(1)	Covered loans are considered to be performing due to the application of the accretion method. Covered loans that are contractually past due are noted below.
(2)	During the first quarter of 2014, approximately $55 million of nonaccrual loans, $94 million of performing TDRs, $22 million of loans 90 days or more past due and $83 million of loans 30-89 days past due were transferred from direct retail lending to residential mortgage.
(3)	During the fourth quarter of 2013, approximately $16 million of nonaccrual loans, $66 million of performing TDRs and $40 million of loans 30-89 days past due were transferred from other lending subsidiaries to residential mortgage.
(4)	During the fourth quarter of 2013, approximately $9 million of nonaccrual loans, $24 million of performing TDRs and $26 million of loans 30-89 days past due were sold in connection with the sale of a consumer lending subsidiary.
(5)	Excludes covered foreclosed real estate totaling $56 million, $98 million, $121 million, $148 million, and $181 million at June 30, 2014, March 31, 2014, December 31, 2013, September 30, 2013, and June 30, 2013, respectively.
(6)	Excludes TDRs that are nonperforming totaling $192 million, $213 million, $193 million, $191 million and $211 million at June 30, 2014, March 31, 2014, December 31, 2013, September 30, 2013, and June 30, 2013, respectively. These amounts are included in total nonperforming assets.
(7)	Excludes government guaranteed GNMA mortgage loans that BB&T has the right but not the obligation to repurchase that are 90 days or more past due totaling $423 million, $486 million, $511 million, $497 million and $492 million at June 30, 2014, March 31, 2014, December 31, 2013, September 30, 2013, and June 30, 2013, respectively.
(8)	Excludes covered loans past due 90 days or more totaling $249 million, $258 million, $304 million, $364 million and $401 million at June 30, 2014, March 31, 2014, December 31, 2013, September 30, 2013, and June 30, 2013, respectively.
(9)	Excludes government guaranteed GNMA mortgage loans that BB&T has the right but not the obligation to repurchase that are past due 30-89 days totaling $3 million, $2 million, $4 million, $5 million and $5 million at June 30, 2014, March 31, 2014, December 31, 2013, September 30, 2013, and June 30, 2013, respectively.
(10)	Excludes covered loans past due 30-89 days totaling $84 million, $85 million, $88 million, $104 million and $102 million at June 30, 2014, March 31, 2014, December 31, 2013, September 30, 2013, and June 30, 2013, respectively.
65

Table 10
Asset Quality Ratios

	As of / For the Three Months Ended
	6/30/2014		3/31/2014		12/31/2013		9/30/2013		6/30/2013
Asset Quality Ratios (including covered assets)
Loans 30 - 89 days past due and still accruing as a
percentage of total loans and leases (1)	0.85%		0.80%		0.96%		0.96%		0.97%
Loans 90 days or more past due and still accruing as a
percentage of total loans and leases (1)	0.50		0.57		0.62		0.64		0.65
NPLs as a percentage of total loans and leases	0.69		0.77		0.80		0.87		0.97
NPAs as a percentage of:
Total assets	0.52		0.59		0.64		0.72		0.79
Loans and leases plus foreclosed property	0.80		0.92		1.00		1.10		1.23
Net charge-offs as a percentage of average loans and leases	0.41		0.56		0.48		0.48		0.74
ALLL as a percentage of loans and leases held for investment	1.33		1.41		1.49		1.59		1.64
Ratio of ALLL to:
Net charge-offs	3.28	x	2.54	x	3.06	x	3.22	x	2.18	x
Nonperforming loans and leases held for investment	1.89		1.82		1.85		1.78		1.66

Asset Quality Ratios (excluding covered assets) (2)
Loans 30 - 89 days past due and still accruing as a
percentage of total loans and leases (1)	0.79%		0.74%		0.90%		0.89%		0.90%
Loans 90 days or more past due and still accruing as a
percentage of total loans and leases (1)	0.30		0.35		0.36		0.33		0.32
NPLs as a percentage of total loans and leases	0.70		0.78		0.81		0.89		0.99
NPAs as a percentage of:
Total assets	0.49		0.54		0.58		0.65		0.71
Loans and leases plus foreclosed property	0.76		0.85		0.91		1.00		1.10
Net charge-offs as a percentage of average loans and leases	0.40		0.55		0.49		0.49		0.75
ALLL as a percentage of loans and leases held for investment	1.27		1.34		1.42		1.51		1.57
Ratio of ALLL to:
Net charge-offs	3.19	x	2.42	x	2.88	x	3.03	x	2.07	x
Nonperforming loans and leases held for investment	1.78		1.70		1.73		1.66		1.55

	As of / For the
	Six Months Ended
	June 30,
	2014		2013
Asset Quality Ratios
Including covered loans:
Net charge-offs as a percentage of average loans and leases	0.48%		0.87%
Ratio of ALLL to net charge-offs	2.81	x	1.87	x
Excluding covered loans:
Net charge-offs as a percentage of average loans and leases	0.48%		0.86%
Ratio of ALLL to net charge-offs	2.72	x	1.80	x

Applicable ratios are annualized.

(1)	Excludes government guaranteed GNMA mortgage loans that BB&T has the right but not the obligation to repurchase. Refer to the footnotes of Table 9 for amounts related to these loans.
(2)	These asset quality ratios have been adjusted to remove the impact of covered loans and covered foreclosed property. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios. Management believes the inclusion of covered assets in certain asset quality ratios that include nonperforming assets, past due loans or net charge-offs in the numerator or denominator results in distortion of these ratios and they may not be comparable to other periods presented or to other portfolios that were not impacted by loss share accounting.

Problem loans include loans on nonaccrual status or loans that are 90 days or more past due and still accruing as disclosed in Table 9. In addition, for the commercial portfolio segment, loans that are rated special mention or substandard performing are closely monitored by management as potential problem loans. Refer to Note 4 “Loans and ACL” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to these potential problem loans.

Certain residential mortgage loans have an initial period where the borrower is only required to pay the periodic interest. After the interest-only period, the loan will require the payment of both interest and principal over the remaining term. At June 30, 2014, approximately 4.8% of the outstanding balances of residential mortgage loans were in the interest-only phase, compared to 7.2% at December 31, 2013. This reduction is primarily due to the decline in mortgage originations during recent quarters. Approximately 69.1% of the interest-only balances will begin amortizing within the next three years. Approximately 5.0% of interest-only loans are 30 days or more past due and still accruing and 2.5% are on nonaccrual status.

Home equity lines, which are a component of the direct retail portfolio, generally require the payment of interest only during the first 15 years after origination. After this initial period, the outstanding balance begins amortizing and requires the payment of both interest and principal. At June 30, 2014, approximately 66.2% of the outstanding balances of home equity lines were in the interest-only phase. Approximately 9.2% of these balances will begin amortizing within the next three years. The delinquency rate of interest-only lines is similar to amortizing lines.

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

Performing TDRs totaled $1.7 billion at June 30, 2014, a decrease of $17 million compared to December 31, 2013. The following table provides a summary of performing TDR activity:

Table 11
Rollforward of Performing TDRs

	Six Months Ended June 30,
	2014	2013

	(Dollars in millions)
Beginning balance	$1,705	$1,640
Inflows	314	319
Payments and payoffs	(142)	(113)
Charge-offs	(36)	(27)
Transfers to nonperforming TDRs, net	(33)	(33)
Removal due to the passage of time	(108)	(82)
Non-concessionary re-modifications	(11)	(25)
Other	(3)	―
Ending balance	$1,686	$1,679

The following table provides further details regarding the payment status of TDRs outstanding at June 30, 2014:

Table 12
TDRs

	June 30, 2014
			Past Due				Past Due
	Current Status		30-89 Days				90 Days Or More				Total

	(Dollars in millions)
Performing TDRs (1):
Commercial:
Commercial and industrial	$86	100.0%	$	―	―	%	$	―	―	%	$86
CRE - income producing properties	27	100.0		―	―			―	―		27
CRE - construction and development	30	100.0		―	―			―	―		30
Direct retail lending	87	95.6		4	4.4			―	―		91
Sales finance	17	94.4		1	5.6			―	―		18
Revolving credit	40	86.9		5	10.9			1	2.2		46
Residential mortgage - nonguaranteed	693	85.1		103	12.7			18	2.2		814
Residential mortgage - government guaranteed	225	52.0		73	16.9			135	31.1		433
Other lending subsidiaries	123	87.2		18	12.8			―	―		141
Total performing TDRs	1,328	78.8		204	12.1			154	9.1		1,686
Nonperforming TDRs (2)	64	33.3		20	10.4			108	56.3		192
Total TDRs	$1,392	74.1		$224	11.9			$262	14.0		$1,878

(1)	Past due performing TDRs are included in past due disclosures.
(2)	Nonperforming TDRs are included in NPL disclosures.

Allowance for Credit Losses

The ACL, which consists of the ALLL and the RUFC, totaled $1.7 billion at June 30, 2014, a decline of $146 million compared to December 31, 2013. The ALLL amounted to 1.33% of loans and leases held for investment at June 30, 2014 (1.27% excluding covered loans), compared to 1.49% (1.42% excluding covered loans) at December 31, 2013. The decrease in the ALLL as a percentage of loans and leases reflects continued improvement in the credit quality of the loan portfolio. The ratio of the ALLL to nonperforming loans held for investment, excluding covered loans, was 1.78 times nonperforming loans and leases held for investment at June 30, 2014 compared to 1.73 times at December 31, 2013.

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

BB&T has limited ability to monitor the delinquency status of the first lien unless the first lien is held or serviced by BB&T. As a result, using migration assumptions that are based on historical experience adjusted for current trends, the volume of second lien positions where the first lien is delinquent is estimated and the allowance is adjusted to reflect the increased risk of loss on these credits. Finally, additional reserves are provided on second lien positions for which the estimated combined current loan to value ratio exceeds 100%. As of June 30, 2014, BB&T held or serviced the first lien on 38% of its second lien positions.

Net charge-offs totaled $121 million for the second quarter of 2014 and amounted to 0.41% of average loans and leases (0.40% excluding covered loans), compared to $159 million, or 0.56% of average loans and leases (0.55% excluding covered loans), in the prior quarter. For the six months ended June 30, 2014, net charge-offs were $280 million and amounted to 0.48% of average loans and leases (0.48% excluding covered loans), compared to $506 million, or 0.87% of average loans and leases (0.86% excluding covered loans), in the same period of 2013.

Charge-offs related to covered loans represent realized losses in certain acquired loan pools that exceed the amounts originally estimated at the acquisition date. This impairment, which is subject to the loss sharing agreements, was provided for in prior quarters and therefore the charge-offs have no impact on the Consolidated Statements of Income.

Refer to Note 4 “Loans and ACL” in the “Notes to Consolidated Financial Statements” for additional disclosures.

The following table presents an allocation of the allowance for loan and lease losses at June 30, 2014 and December 31, 2013. This allocation of the allowance for loan and lease losses is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 13
Allocation of ALLL by Category

	June 30, 2014		December 31, 2013
		% Loans		% Loans
		in each		in each
	Amount	category	Amount	category

	(Dollars in millions)
Commercial:
Commercial and industrial	$423	33.8%	$454	33.2%
CRE - income producing properties	127	8.7	149	8.8
CRE - construction and development	59	2.2	76	2.1
Direct retail lending	124	6.5	209	13.7
Sales finance	44	8.7	45	8.1
Revolving credit	112	2.0	115	2.1
Residential mortgage-nonguaranteed	324	26.5	269	20.3
Residential mortgage-government guaranteed	51	0.9	62	1.0
Other lending subsidiaries	235	9.3	239	9.0
Covered	91	1.4	114	1.7
Total ALLL	1,590	100.0%	1,732	100.0%
RUFC	85		89
Total ACL	$1,675		$1,821
69

Information related to the ACL is presented in the following table:

Table 14
Analysis of ACL

	Three Months Ended
	6/30/2014	3/31/2014	12/31/2013	9/30/2013	6/30/2013

	(Dollars in millions)
Beginning balance	$1,722	$1,821	$1,930	$1,982	$2,031
Provision for credit losses (excluding covered loans)	83	67	71	90	179
Provision for covered loans	(9)	(7)	(11)	2	(11)
Charge-offs:
Commercial loans and leases
Commercial and industrial	(40)	(33)	(45)	(42)	(70)
CRE - income producing properties	(11)	(8)	(6)	(10)	(24)
CRE - construction and development	(3)	(4)	(4)	(7)	(25)
Direct retail lending (1)	(19)	(19)	(29)	(35)	(42)
Sales finance	(4)	(7)	(7)	(5)	(5)
Revolving credit	(18)	(18)	(22)	(22)	(20)
Residential mortgage-nonguaranteed (1)	(20)	(21)	(16)	(15)	(16)
Residential mortgage-government guaranteed	(1)	―	(1)	―	―
Other lending subsidiaries	(47)	(85)	(60)	(66)	(61)
Covered loans	(4)	(3)	(1)	(2)	(2)
Total charge-offs	(167)	(198)	(191)	(204)	(265)

Recoveries:
Commercial loans and leases
Commercial and industrial	10	9	13	17	10
CRE - income producing properties	3	2	5	7	6
CRE - construction and development	10	3	8	11	4
Direct retail lending (1)	7	8	9	11	10
Sales finance	2	3	2	3	2
Revolving credit	5	5	4	3	5
Residential mortgage-nonguaranteed (1)	―	1	1	―	1
Other lending subsidiaries	9	8	7	8	10
Total recoveries	46	39	49	60	48
Net charge-offs	(121)	(159)	(142)	(144)	(217)
Other changes, net	―	―	(27)	―	―
Ending balance	$1,675	$1,722	$1,821	$1,930	$1,982

ALLL (excluding covered loans)	$1,499	$1,538	$1,618	$1,712	$1,775
Allowance for covered loans	91	104	114	126	126
RUFC	85	80	89	92	81
Total ACL	$1,675	$1,722	$1,821	$1,930	$1,982

(1)	During the first quarter of 2014, $8.3 billion of loans were transferred from direct retail lending to residential mortgage. Charge-offs and recoveries have been reflected in these line items based upon the date the loans were transferred.

		Six Months Ended
		June 30,
		2014	2013

		(Dollars in millions)
	Beginning balance	$1,821	$2,048
	Provision for credit losses (excluding covered loans)	150	426
	Provision for covered loans	(16)	14
	Charge-offs:
	Commercial loans and leases
	Commercial and industrial	(73)	(161)
	CRE - income producing properties	(19)	(58)
	CRE - construction and development	(7)	(47)
	Direct retail lending (1)	(38)	(84)
	Sales finance	(11)	(11)
	Revolving credit	(36)	(41)
	Residential mortgage-nonguaranteed (1)	(41)	(48)
	Residential mortgage-government guaranteed	(1)	(1)
	Other lending subsidiaries	(132)	(129)
	Covered loans	(7)	(16)
	Total charge-offs	(365)	(596)

	Recoveries:
	Commercial loans and leases
	Commercial and industrial	19	17
	CRE - income producing properties	5	9
	CRE - construction and development	13	11
	Direct retail lending (1)	15	18
	Sales finance	5	4
	Revolving credit	10	10
	Residential mortgage-nonguaranteed (1)	1	2
	Other lending subsidiaries	17	19
	Total recoveries	85	90
	Net charge-offs	(280)	(506)
	Ending balance	$1,675	$1,982

(1)	During the first quarter of 2014, $8.3 billion of loans were transferred from direct retail lending to residential mortgage. Charge-offs and recoveries have been reflected in these line items based upon the date the loans were transferred.

Deposits

The following table presents the composition of average deposits for the last five quarters:

Table 15
Composition of Average Deposits

	For the Three Months Ended
	6/30/14	3/31/14	12/31/13	9/30/13	6/30/13

	(Dollars in millions)
Noninterest-bearing deposits	$36,634	$35,392	$35,347	$34,244	$33,586
Interest checking	18,406	18,615	18,969	18,826	19,276
Money market and savings	48,965	48,767	49,298	48,676	48,140
Certificates and other time deposits	25,010	21,935	21,580	25,562	28,034
Foreign office deposits - interest-bearing	584	1,009	712	640	947
Total average deposits	$129,599	$125,718	$125,906	$127,948	$129,983

Average deposits for the second quarter were $129.6 billion, a $3.9 billion increase, or 12.4% on an annualized basis, compared to the prior quarter. The previously described Texas branch acquisition had a nominal impact on average deposits as it was completed late in the second quarter. The growth in average deposits included a $3.1 billion increase in average certificates and other time deposits, a $1.2 billion increase in average noninterest-bearing deposits and a $198 million increase in average money market and savings deposits. This growth was partially offset by decreases in average interest checking and foreign office deposits - interest-bearing of $209 million and $425 million, respectively. Deposit mix remained relatively stable, with average noninterest-bearing deposits increasing slightly to 28.3% of total average deposits for the second quarter compared to 28.2% for the prior quarter.

The growth in average noninterest-bearing deposits was driven by increases in average commercial and retail accounts totaling $1.1 billion and $385 million, respectively. These increases were partially offset by a decrease in noninterest-bearing public funds accounts totaling $106 million. The increase in average certificates and other time deposits was driven by a $3.7 billion increase in commercial balances, which was partially offset by decreases in retail and public funds accounts totaling $428 million and $179 million, respectively.

The cost of interest-bearing deposits was 0.26% for the second quarter, a decrease of one basis point compared to the prior quarter.

Borrowings

At June 30, 2014, short-term borrowings totaled $4.0 billion, a decrease of $159 million compared to December 31, 2013. Long-term debt totaled $21.9 billion at June 30, 2014, an increase of $434 million from the balance at December 31, 2013. The increase in long-term debt reflects the issuance of $2.4 billion of senior notes during the first quarter of 2014, partially offset by payments and maturities.

Shareholders’ Equity

Total shareholders’ equity at June 30, 2014 was $24.0 billion, an increase of $1.2 billion compared to December 31, 2013. This increase was primarily driven by net income of $1.1 billion, net stock issuances of $288 million and a $187 million improvement in AOCI, partially offset by common and preferred dividends totaling $410 million. The AOCI improvement primarily reflects an increase in unrealized net gains on AFS securities totaling $165 million. BB&T’s book value per common share at June 30, 2014 was $29.57, compared to $28.52 at December 31, 2013.

Merger-Related and Restructuring Activities

At June 30, 2014 and December 31, 2013, merger-related and restructuring accruals totaled $26 million and $25 million, respectively. Merger-related and restructuring accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at June 30, 2014 are expected to be utilized within one year, unless they relate to specific contracts that expire later.

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

BB&T uses derivatives primarily to manage economic risk related to securities, commercial loans, MSRs and mortgage banking operations, long-term debt and other funding sources. BB&T also uses derivatives to facilitate transactions on behalf of its clients. As of June 30, 2014, BB&T had derivative financial instruments outstanding with notional amounts totaling $61.5 billion, with a net fair value gain of $55 million. See Note 13 “Derivative Financial Instruments” in the “Notes to Consolidated Financial Statements” herein for additional disclosures.

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

Table 16
Interest Sensitivity Simulation Analysis

				Annualized Hypothetical
Interest Rate Scenario				Percentage Change in
Linear		Prime Rate		Net Interest Income
Change in		June 30,		June 30,
Prime Rate		2014	2013	2014	2013
Up 200	bps	5.25%	5.25%	2.10%	3.94%
Up 100		4.25	4.25	1.37	2.47
No Change		3.25	3.25	―	―
Down 25		3.00	3.00	0.35	(0.11)

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

Table 17
Deposit Mix Sensitivity Analysis

				Results Assuming a Decrease in
	Linear Change		Base Scenario	Noninterest Bearing Demand Deposits
	in Rates		at June 30, 2014 (1)	$1 Billion	$5 Billion
	Up 200	bps	2.10%	1.83%	0.77%
	Up 100		1.37	1.20	0.54

(1)	The base scenario is equal to the annualized hypothetical percentage change in net interest income at June 30, 2014 as presented in the preceding table.

If rates increased 200 basis points, BB&T could absorb the loss of $7.9 billion, or 21.1%, of noninterest bearing demand deposits and replace them with managed rate deposits with a beta of 100% before becoming neutral to interest rate changes.

The following table shows the effect that the indicated changes in interest rates would have on EVE. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related and other assets, cash flows and maturities of derivative financial instruments, loan volumes and pricing and deposit sensitivity.

Table 18
EVE Simulation Analysis

				Hypothetical Percentage
		EVE/Assets		Change in EVE
Change in		June 30,		June 30,
Interest Rates		2014	2013	2014	2013
Up 200	bps	10.7%	8.3%	(1.4)%	2.1%
Up 100		10.9	8.4	0.3	2.5
No Change		10.9	8.2	―	―
Down 25		10.8	8.1	(0.8)	(1.4)

Market Risk from Trading Activities

BB&T also manages market risk from trading activities which consists of acting as a financial intermediary to provide its customers access to derivatives, foreign exchange and securities markets. Trading market risk is managed through the use of statistical and non-statistical risk measures and limits. BB&T utilizes a historical VaR methodology to measure and aggregate risks across its covered trading LOBs. This methodology uses two years of historical data to estimate economic outcomes for a one-day time horizon at a 99% confidence level. The average 99% one-day VaR and the maximum daily VaR for the three months ended June 30, 2014 and 2013 were each less than $1 million. Market risk disclosures under Basel II.5 are available in the Additional Disclosures section of the Investor Relations site on www.bbt.com.

Contractual Obligations, Commitments, Contingent Liabilities, Off-Balance Sheet Arrangements and Related Party Transactions

Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2013 for discussion with respect to BB&T’s quantitative and qualitative disclosures about its fixed and determinable contractual obligations. Additional disclosures about BB&T’s contractual obligations, commitments and derivative financial instruments are included in Note 11 “Commitments and Contingencies” and Note 12 “Fair Value Disclosures” in the “Notes to Consolidated Financial Statements.”

The following table presents activity in residential mortgage indemnification, recourse and repurchase reserves:

Table 19
Mortgage Indemnification, Recourse and Repurchase Reserves Activity (1)

		Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013

		(Dollars in millions)
	Balance, at beginning of period	$61	$71	$72	$71
	Payments	(4)	(9)	(16)	(14)
	Expense	41	9	42	14
	Balance, at end of period	$98	$71	$98	$71

(1)	Excludes the FHA-insured mortgage loan reserve of $85 million established during the second quarter of 2014.

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

BB&T monitors the ability to meet customer demand for funds under both normal and stressed market conditions. In considering its liquidity position, management evaluates BB&T’s funding mix based on client core funding, client rate-sensitive funding and non-client rate-sensitive funding. In addition, management also evaluates exposure to rate-sensitive funding sources that mature in one year or less. Management also measures liquidity needs against 30 days of stressed cash outflows for Branch Bank. To ensure a strong liquidity position, management maintains a liquid asset buffer of cash on hand and highly liquid unpledged securities. The Company has established a policy that the liquid asset buffer would be a minimum of 5% of total assets, but intends to maintain the ratio well in excess of this level. As of June 30, 2014 and December 31, 2013, BB&T’s liquid asset buffer was 16.2% and 14.6%, respectively, of total assets.

In November 2013, the FDIC, FRB and OCC released a joint statement providing a notice of proposed rulemaking concerning the U.S. implementation of the Basel III liquidity coverage ratio rule. BB&T continues to evaluate the impact and has implemented balance sheet changes to support its compliance with the rule. These actions include changing the mix of the investment portfolio to include more GNMA and U.S. Treasury securities, which qualify as Level 1 under the rule, and changing its deposit mix to increase retail and commercial deposits. Based on management’s interpretation of the proposed rules that will be effective January 1, 2015, BB&T’s liquidity coverage ratio was approximately 93% at June 30, 2014, compared to the regulatory minimum of 80%.

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

Liquidity at the Parent Company is more susceptible to market disruptions. BB&T prudently manages cash levels at the Parent Company to cover a minimum of one year of projected contractual cash outflows which includes unfunded external commitments, debt service, preferred dividends and scheduled debt maturities without the benefit of any new cash infusions. Generally, BB&T maintains a significant buffer above the projected one year of contractual cash outflows. In determining the buffer, BB&T considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, being a source of strength to its banking subsidiaries and being able to withstand sustained market disruptions that could limit access to the capital markets. As of June 30, 2014 and December 31, 2013, the Parent Company had 35 months and 27 months, respectively, of cash on hand to satisfy projected contractual cash outflows as described above.

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

Branch Bank has several major sources of funding to meet its liquidity requirements, including access to capital markets through issuance of senior or subordinated bank notes and institutional CDs, access to the FHLB system, dealer repurchase agreements and repurchase agreements with commercial clients, access to the overnight and term Federal funds markets, use of a Cayman branch facility, access to retail brokered CDs and a borrower in custody program with the FRB for the discount window. As of June 30, 2014, BB&T has approximately $66.5 billion of secured borrowing capacity, which represents approximately 437% of one year wholesale funding maturities.

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

Table 20
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

During the second quarter of 2014, BB&T increased the quarterly dividend from $0.23 per share to $0.24 per share.

Risk-based capital ratios, which include Tier 1 Capital, Total Capital and Tier 1 Common Equity, are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets.

Table 21
Capital Ratios (1)

	June 30, 2014	December 31, 2013

	(Dollars in millions, except per share data, shares in thousands)
Risk-based:
Tier 1	12.0%	11.8%
Total	14.3	14.3
Leverage capital	9.5	9.3

Non-GAAP capital measures (2)
Tangible common equity as a percentage of tangible assets	7.7%	7.3%
Tier 1 common equity as a percentage of risk-weighted assets	10.2	9.9
Tangible common equity per common share	$19.26	$18.08

Calculations of tangible common equity, Tier 1 common equity and tangible assets (2):
Total shareholders' equity	$23,965	$22,809
Less:
Preferred stock	2,603	2,603
Noncontrolling interests	85	50
Intangible assets	7,420	7,383
Tangible common equity	13,857	12,773
Add:
Regulatory adjustments	524	698
Tier 1 common equity (Basel I)	$14,381	$13,471

Total assets	$188,012	$183,010
Less:
Intangible assets	7,420	7,383
Tangible assets	$180,592	$175,627

Risk-weighted assets	$141,436	$136,489
Common shares outstanding at end of period	719,584	706,620

(1)	Regulatory capital information is preliminary.
(2)	Tangible common equity, Tier 1 common equity and related ratios are non-GAAP measures. Management uses these measures to assess the quality of capital and believes that investors may find them useful in their analysis of the Company. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies.
78

Table 22
Basel III Capital Ratios (1)

		June 30, 2014	December 31, 2013

		(Dollars in millions)
	Tier 1 common equity under Basel I definition	$14,381	$13,471
	Net impact of differences between Basel I and Basel III definitions	92	98
	Common equity Tier 1 under Basel III definition	$14,473	$13,569
	Risk-weighted assets under Basel III definition	$145,062	$140,670
	Common equity Tier 1 ratio under Basel III	10.0%	9.7%

(1)	Regulatory capital information is preliminary. The Basel III amounts are based upon management's preliminary interpretation of the rules adopted by the FRB on July 2, 2013 and are subject to change.

Table 23
Capital Requirements Under Basel III

	Minimum	Well-	Minimum Capital Plus Capital Conservation Buffer				BB&T
	Capital	Capitalized	2016	2017	2018	2019 (1)	Target
Common equity Tier 1 to risk-weighted assets	4.5%	6.5%	5.125%	5.750%	6.375%	7.000%	8.5%
Tier 1 capital to risk-weighted assets	6.0	8.0	6.625	7.250	7.875	8.500	10.0
Total capital to risk-weighted assets	8.0	10.0	8.625	9.250	9.875	10.500	12.0
Leverage ratio	4.0	5.0	N/A	N/A	N/A	N/A	7.0

(1)	Upon Basel III becoming effective on January 1, 2015, BB&T's goal is to maintain capital levels above the 2019 requirements.

Share Repurchase Activity

No shares were repurchased in connection with the 2006 Repurchase Plan during 2014.

Table 24
Share Repurchase Activity

				Maximum Remaining
				Number of Shares
	Total	Average	Total Shares Purchased	Available for Repurchase
	Shares	Price Paid	Pursuant to	Pursuant to
	Repurchased (1)	Per Share (2)	Publicly-Announced Plan	Publicly-Announced Plan

	(Shares in thousands)

April 2014	4	$39.74	―	44,139
May 2014	9	37.31	―	44,139
June 2014	9	38.94	―	44,139
Total	22	38.39	―	44,139

(1)	Repurchases reflect shares exchanged or surrendered in connection with the exercise of equity-based awards under BB&T’s equity-based compensation plans.
(2)	Excludes commissions.
79

Non-GAAP Information

Diluted EPS has been presented that excludes the effects of certain adjustments related to FHA-insured loans and a tax-related reserve recognized during the second quarter of 2014. BB&T believes this adjusted measure is meaningful as excluding the adjustments increases the comparability of certain period-to-period results. The following table reconciles this adjusted measure to its corresponding GAAP amount.

	Quarter Ended June 30, 2014
	Reported	FHA-insured Reserve Adjustment	Mortgage Indemnification Reserve Adjustment	Tax Adjustment	Adjusted
Net income available to common shareholders	$425	$53	$21	$14	$513
Weighted average number of diluted common shares	728,452	―	―	―	728,452
Diluted EPS	$0.58				$0.70

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

80

ITEM 6. EXHIBITS

10.1	Articles of Incorporation of the Registrant, as amended and restated April 30, 2014.

11	Statement re: Computation of Earnings Per Share.

12	Statement re: Computation of Ratios.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Definition Linkbase.
81

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BB&T CORPORATION (Registrant)

Date: July 28, 2014	By:	/s/ Daryl N. Bible
Daryl N. Bible, Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 28, 2014	By:	/s/ Cynthia B. Powell
Cynthia B. Powell, Executive Vice President and Corporate Controller (Principal Accounting Officer)

82

EXHIBIT INDEX

Exhibit No.	Description	Location

10.1	Articles of Incorporation of the Registrant, as amended and restated April 30, 2014.	Incorporated herein by reference to Exhibit 3(i) of the Current Report on Form 8-K, filed May 2, 2014.

11	Statement re: Computation of Earnings Per Share.	Filed herewith as Note 14.

12†	Statement re: Computation of Ratios.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.

†	Exhibit filed with the Securities and Exchange Commission and available upon request.

83