Form 10-Q
period 2014-09-30
BB&T CORP
filed 2014-10-27
CIK 92230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2014

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

At September 30, 2014, 720,298,395 shares of the Registrant’s common stock, $5 par value, were outstanding.

BB&T CORPORATION
FORM 10-Q
September 30, 2014
INDEX

		Page No.
PART I
Item 1.	Financial Statements
	Consolidated Balance Sheets (Unaudited)	5
	Consolidated Statements of Income (Unaudited)	6
	Consolidated Statements of Comprehensive Income (Unaudited)	7
	Consolidated Statements of Changes in Shareholders' Equity (Unaudited)	8
	Consolidated Statements of Cash Flows (Unaudited)	9
	Notes to Consolidated Financial Statements (Unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46
Item 3.	Quantitative and Qualitative Disclosures About Market Risk (see Market Risk Management)	76
Item 4.	Controls and Procedures	84
PART II
Item 1.	Legal Proceedings	85
Item 1A.	Risk Factors	85
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	85
Item 3.	Defaults Upon Senior Securities - (not applicable.)
Item 4.	Mine Safety Disclosures - (not applicable.)
Item 5.	Other Information - (none to be reported.)
Item 6.	Exhibits	85
2

Glossary of Defined Terms

The following terms may be used throughout this Report, including the consolidated financial statements and related notes.

Term	Definition
2006 Repurchase Plan	Plan for the repurchase of up to 50 million shares of BB&T’s common stock
ACL	Allowance for credit losses
AFS	Available-for-sale
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income (loss)
BankAtlantic	BankAtlantic, a federal savings association acquired by BB&T from BankAtlantic Bancorp, Inc.
Basel III	Global regulatory standards on bank capital adequacy and liquidity published by the BCBS
BB&T	BB&T Corporation and subsidiaries
BCBS	Basel Committee on Bank Supervision
BHC	Bank holding company
BHCA	Bank Holding Company Act of 1956, as amended
Branch Bank	Branch Banking and Trust Company
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CDI	Core deposit intangible assets
CFPB	Consumer Financial Protection Bureau
CMO	Collateralized mortgage obligation
Colonial	Collectively, certain assets and liabilities of Colonial Bank acquired by BB&T in 2009
Company	BB&T Corporation and subsidiaries (interchangeable with "BB&T" above)
Council	Financial Stability Oversight Council
CRA	Community Reinvestment Act of 1977
CRE	Commercial real estate
Crump Insurance	The life and property and casualty insurance operations acquired from the Crump Group
DIF	Deposit Insurance Fund administered by the FDIC
Directors’ Plan	Non-Employee Directors’ Stock Option Plan
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings per common share
ERP	Enterprise resource planning
EU	European Union
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHC	Financial Holding Company
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FINRA	Financial Industry Regulatory Authority
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
FTE	Fully taxable-equivalent
FTP	Funds transfer pricing
GAAP	Accounting principles generally accepted in the United States of America
GNMA	Government National Mortgage Association
Grandbridge	Grandbridge Real Estate Capital, LLC
GSE	U.S. government-sponsored enterprise
HMDA	Home Mortgage Disclosure Act
HTM	Held-to-maturity
HUD-OIG	Office of Inspector General, U.S. Department of Housing and Urban Development
IMLAFA	International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001
IPV	Independent price verification
IRA	Individual retirement account
IRC	Internal Revenue Code
3

Term	Definition
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association, Inc.
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
LOB	Line of business
MBS	Mortgage-backed securities
MRLCC	Market Risk, Liquidity and Capital Committee
MSR	Mortgage servicing right
MSRB	Municipal Securities Rulemaking Board
NIM	Net interest margin
NPA	Nonperforming asset
NPL	Nonperforming loan
NPR	Notice of Proposed Rulemaking
NYSE	NYSE Euronext, Inc.
OAS	Option adjusted spread
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
OTS	Office of Thrift Supervision
OTTI	Other-than-temporary impairment
Parent Company	BB&T Corporation, the parent company of Branch Bank and other subsidiaries
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
Peer Group	Financial holding companies included in the industry peer group index
Reform Act	Federal Deposit Insurance Reform Act of 2005
RMO	Risk Management Organization
RSU	Restricted stock unit
RUFC	Reserve for unfunded lending commitments
S&P	Standard & Poor's
SBIC	Small Business Investment Company
SCAP	Supervisory Capital Assessment Program
SEC	Securities and Exchange Commission
Short-Term Borrowings	Federal funds purchased, securities sold under repurchase agreements and other short-term borrowed funds with original maturities of less than one year
Simulation	Interest sensitivity simulation analysis
TBA	To be announced
TDR	Troubled debt restructuring
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
UPB	Unpaid principal balance
VA	U.S. Department of Veterans Affairs
VaR	Value-at-risk
VIE	Variable interest entity

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share data, shares in thousands)

	September 30,	December 31,
	2014	2013
Assets
Cash and due from banks	$1,439	$1,565
Interest-bearing deposits with banks	437	452
Federal funds sold and securities purchased under resale agreements or similar
arrangements	141	148
Restricted cash	292	422
AFS securities at fair value ($1,285 and $1,393 covered by FDIC loss
share at September 30, 2014 and December 31, 2013, respectively)	21,174	22,104
HTM securities (fair value of $20,502 and $17,530 at September 30, 2014
and December 31, 2013, respectively)	20,717	18,101
LHFS at fair value	2,001	1,222
Loans and leases ($1,425 and $2,035 covered by FDIC loss share at September 30,
2014 and December 31, 2013, respectively)	118,689	115,917
ALLL	(1,504)	(1,732)
Loans and leases, net of ALLL	117,185	114,185

Premises and equipment	1,842	1,869
Goodwill	6,869	6,814
Core deposit and other intangible assets	527	569
Residential MSRs at fair value	943	1,047
Other assets ($92 and $163 of foreclosed property and other assets covered by FDIC
loss share at September 30, 2014 and December 31, 2013, respectively)	13,455	14,512
Total assets	$187,022	$183,010

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$38,576	$34,972
Interest-bearing deposits, excluding time deposits $100,000 and greater	79,389	78,452
Time deposits $100,000 and greater	12,930	14,051
Total deposits	130,895	127,475

Short-term borrowings	3,385	4,138
Long-term debt	22,355	21,493
Accounts payable and other liabilities	6,073	7,095
Total liabilities	162,708	160,201

Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $5 par, liquidation preference of $25,000 per share	2,603	2,603
Common stock, $5 par	3,601	3,533
Additional paid-in capital	6,494	6,172
Retained earnings	11,982	11,044
AOCI, net of deferred income taxes	(442)	(593)
Noncontrolling interests	76	50
Total shareholders’ equity	24,314	22,809
Total liabilities and shareholders’ equity	$187,022	$183,010

Common shares outstanding	720,298	706,620
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	107	107
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in millions, except per share data, shares in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest Income
Interest and fees on loans and leases	$1,301	$1,411	$3,891	$4,262
Interest and dividends on securities	232	221	702	651
Interest on other earning assets	8	7	31	28
Total interest income	1,541	1,639	4,624	4,941
Interest Expense
Interest on deposits	61	72	181	236
Interest on short-term borrowings	1	1	3	5
Interest on long-term debt	130	149	401	446
Total interest expense	192	222	585	687
Net Interest Income	1,349	1,417	4,039	4,254
Provision for credit losses	34	92	168	532
Net Interest Income After Provision for Credit Losses	1,315	1,325	3,871	3,722
Noninterest Income
Insurance income	385	355	1,234	1,146
Service charges on deposits	156	152	448	433
Mortgage banking income	107	117	267	465
Investment banking and brokerage fees and commissions	95	89	275	282
Bankcard fees and merchant discounts	70	67	202	191
Trust and investment advisory revenues	56	51	165	148
Checkcard fees	52	51	151	149
Income from bank-owned life insurance	28	27	80	81
FDIC loss share income, net	(87)	(74)	(259)	(218)
Other income	79	70	220	229
Securities gains (losses), net
Gross realized gains	―	―	6	46
Gross realized losses	(1)	―	(4)	―
OTTI charges	―	―	(23)	―
Non-credit portion recognized in OCI	(4)	―	18	―
Total securities gains (losses), net	(5)	―	(3)	46
Total noninterest income	936	905	2,780	2,952
Noninterest Expense
Personnel expense	795	805	2,386	2,466
Occupancy and equipment expense	170	177	514	518
Loan-related expense	84	70	253	191
Professional services	34	60	101	143
Software expense	44	39	129	115
Regulatory charges	23	40	82	110
Outside IT services	30	24	88	60
Amortization of intangibles	23	26	69	80
Foreclosed property expense	11	14	30	44
Merger-related and restructuring charges, net	7	4	28	36
Loss on early extinguishment of debt	122	―	122	―
Other expense	213	212	708	618
Total noninterest expense	1,556	1,471	4,510	4,381
Earnings
Income before income taxes	695	759	2,141	2,293
Provision for income taxes	134	450	524	1,152
Net income	561	309	1,617	1,141
Noncontrolling interests	4	4	60	36
Preferred stock dividends	37	37	111	80
Net income available to common shareholders	$520	$268	$1,446	$1,025
EPS
Basic	$0.72	$0.38	$2.02	$1.46
Diluted	$0.71	$0.37	$1.99	$1.44
Cash dividends declared	$0.24	$0.23	$0.71	$0.69

Weighted Average Shares Outstanding
Basic	720,117	704,134	717,373	702,219
Diluted	729,989	716,101	727,594	713,282

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net Income	$561	$309	$1,617	$1,141
OCI, net of tax:
Change in unrecognized net pension and postretirement costs	(17)	1	(14)	27
Change in unrealized net gains (losses) on cash flow hedges	9	3	18	165
Change in unrealized net gains (losses) on AFS securities	(36)	(95)	129	(510)
Change in FDIC's share of unrealized (gains) losses on AFS securities	9	13	18	17
Other, net	(1)	2	―	―
Total OCI	(36)	(76)	151	(301)
Total comprehensive income	$525	$233	$1,768	$840

Income Tax Effect of Items Included in OCI:
Change in unrecognized net pension and postretirement costs	$(10)	$4	$(8)	$21
Change in unrealized net gains (losses) on cash flow hedges	4	2	10	100
Change in unrealized net gains (losses) on AFS securities	(19)	(54)	79	(306)
Change in FDIC's share of unrealized (gains) losses on AFS securities	6	8	10	9
Other, net	―	―	1	1

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
Nine Months Ended September 30, 2014 and 2013
(Dollars in millions, shares in thousands)

	Shares of			Additional				Total
	Common	Preferred	Common	Paid-In	Retained		Noncontrolling	Shareholders’
	Stock	Stock	Stock	Capital	Earnings	AOCI	Interests	Equity
Balance, January 1, 2013	699,728	$2,116	$3,499	$5,973	$10,129	$(559)	$65	$21,223
Add (Deduct):
Net income	―	―	―	―	1,105	―	36	1,141
Net change in AOCI	―	―	―	―	―	(301)	―	(301)
Stock transactions:
Issued in connection with equity awards	4,929	―	25	40	―	―	―	65
Shares repurchased in connection with equity awards	(839)	―	(4)	(22)	―	―	―	(26)
Issued in connection with dividend reinvestment plan	447	―	2	13	―	―	―	15
Issued in connection with 401(k) plan	660	―	3	19	―	―	―	22
Issued in connection with preferred stock offering	―	487	―	―	―	―	―	487
Cash dividends declared on common stock	―	―	―	―	(485)	―	―	(485)
Cash dividends declared on preferred stock	―	―	―	―	(80)	―	―	(80)
Equity-based compensation expense	―	―	―	85	―	―	―	85
Other, net	―	―	―	4	―	―	(56)	(52)
Balance, September 30, 2013	704,925	$2,603	$3,525	$6,112	$10,669	$(860)	$45	$22,094

Balance, January 1, 2014	706,620	$2,603	$3,533	$6,172	$11,044	$(593)	$50	$22,809
Add (Deduct):
Net income	―	―	―	―	1,557	―	60	1,617
Net change in AOCI	―	―	―	―	―	151	―	151
Stock transactions:
Issued in connection with equity awards	14,857	―	74	224	―	―	―	298
Shares repurchased in connection with equity awards	(2,223)	―	(11)	(72)	―	―	―	(83)
Excess tax benefits in connection with equity awards	―	―	―	51	―	―	―	51
Issued in connection with dividend reinvestment plan	391	―	2	13	―	―	―	15
Issued in connection with 401(k) plan	653	―	3	22	―	―	―	25
Cash dividends declared on common stock	―	―	―	―	(508)	―	―	(508)
Cash dividends declared on preferred stock	―	―	―	―	(111)	―	―	(111)
Equity-based compensation expense	―	―	―	84	―	―	―	84
Other, net	―	―	―	―	―	―	(34)	(34)
Balance, September 30, 2014	720,298	$2,603	$3,601	$6,494	$11,982	$(442)	$76	$24,314

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)
	Nine Months Ended
	September 30,
	2014	2013
Cash Flows From Operating Activities:
Net income	$1,617	$1,141
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	168	532
Adjustment to income tax provision	(36)	516
Depreciation	247	233
Amortization of intangibles	69	80
Equity-based compensation	84	85
(Gain) loss on securities, net	3	(46)
Net write-downs/losses on foreclosed property	22	25
Net change in operating assets and liabilities:
LHFS	(779)	809
Other assets	903	(771)
Accounts payable and other liabilities	(939)	(1,076)
Other, net	145	222
Net cash from operating activities	1,504	1,750

Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	1,214	988
Proceeds from maturities, calls and paydowns of AFS securities	2,984	5,101
Purchases of AFS securities	(3,050)	(4,667)
Proceeds from maturities, calls and paydowns of HTM securities	1,291	2,659
Purchases of HTM securities	(3,926)	(2,619)
Originations and purchases of loans and leases, net of principal collected	(3,571)	(2,095)
Net cash for business combinations	1,025	(6)
Proceeds from sales of foreclosed property	178	331
Other, net	367	291
Net cash from investing activities	(3,488)	(17)

Cash Flows From Financing Activities:
Net change in deposits	2,192	(5,590)
Net change in short-term borrowings	(753)	1,949
Proceeds from issuance of long-term debt	4,005	2,639
Repayment of long-term debt	(3,262)	(1,275)
Net cash from preferred stock transactions	―	487
Cash dividends paid on common stock	(493)	(610)
Cash dividends paid on preferred stock	(111)	(110)
Other, net	258	207
Net cash from financing activities	1,836	(2,303)
Net Change in Cash and Cash Equivalents	(148)	(570)
Cash and Cash Equivalents at Beginning of Period	2,165	3,039
Cash and Cash Equivalents at End of Period	$2,017	$2,469

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$569	$695
Income taxes	260	510
Noncash investing activities:
Transfers of loans to foreclosed assets	384	420
Transfers of loans held for investment to LHFS	550	―

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

Changes in Accounting Principles and Effects of New Accounting Pronouncements

In August 2014, the FASB issued new guidance related to Receivables. The new guidance requires that a government guaranteed mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. This guidance is effective for interim and annual reporting periods beginning after December 15, 2014. The Company is currently evaluating this guidance to determine the impact on its consolidated financial position, results of operations and cash flows.

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

NOTE 2. Business Combinations

During the second quarter of 2014, BB&T purchased 21 bank branches in Texas from Citigroup, Inc., resulting in the acquisition of $1.2 billion in deposits, $112 million in loans and $1.1 billion in cash and other assets. Goodwill of $29 million and CDI of $20 million were recognized in connection with the transaction.

NOTE 3. Securities

	Amortized	Gross Unrealized		Fair
September 30, 2014	Cost	Gains	Losses	Value

	(Dollars in millions)
AFS securities:
U.S. Treasury	$993	$—	$1	$992
MBS issued by GSE	16,952	69	408	16,613
States and political subdivisions	1,894	119	48	1,965
Non-agency MBS	239	38	—	277
Other	42	—	—	42
Covered	910	375	—	1,285
Total AFS securities	$21,030	$601	$457	$21,174

HTM securities:
U.S. Treasury	$1,096	$8	$1	$1,103
GSE	5,394	11	200	5,205
MBS issued by GSE	13,587	35	87	13,535
States and political subdivisions	23	2	—	25
Other	617	17	—	634
Total HTM securities	$20,717	$73	$288	$20,502

	Amortized	Gross Unrealized		Fair
December 31, 2013	Cost	Gains	Losses	Value

	(Dollars in millions)
AFS securities:
U.S. Treasury	$595	$—	$—	$595
MBS issued by GSE	18,397	78	546	17,929
States and political subdivisions	1,877	65	91	1,851
Non-agency MBS	264	27	—	291
Other	46	—	1	45
Covered	989	404	—	1,393
Total AFS securities	$22,168	$574	$638	$22,104

HTM securities:
U.S. Treasury	$392	$—	$8	$384
GSE	5,603	2	397	5,208
MBS issued by GSE	11,636	38	220	11,454
States and political subdivisions	33	2	—	35
Other	437	12	—	449
Total HTM securities	$18,101	$54	$625	$17,530

Covered securities included non-agency MBS of $1.0 billion and $1.1 billion as of September 30, 2014 and December 31, 2013, respectively, and state and political subdivision securities of $314 million as of September 30, 2014 and December 31, 2013. Effective October 1, 2014, securities subject to the commercial loss sharing agreement with the FDIC related to the Colonial acquisition were no longer covered by loss sharing; however, any gains on the sale of these securities through September 30, 2017 would be shared with the FDIC. Since these securities are in a significant unrealized gain position, they continue to be effectively covered as any declines in the unrealized gains of the securities down to a contractually specified amount would reduce the liability to the FDIC at the applicable percentage. The contractually-specified amount is the acquisition date fair value less any paydowns, redemptions or maturities and OTTI and totaled approximately $663 million at September 30, 2014. Any further declines below the contractually-specified amount would not be subject to loss sharing.

Certain investments in marketable debt securities and MBS issued by FNMA and FHLMC exceeded ten percent of shareholders’ equity at September 30, 2014. The FNMA investments had total amortized cost and fair value of $12.6 billion and $12.3 billion, respectively. The FHLMC investments had total amortized cost and fair value of $5.7 billion and $5.5 billion, respectively.

The following table reflects changes in credit losses on securities with OTTI (excluding covered), which were primarily non-agency MBS, where a portion of the unrealized loss was recognized in OCI.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

	(Dollars in millions)
Balance at beginning of period	$72	$86	$78	$98
Credit losses on securities without previously recognized OTTI	―	―	1	―
Credit losses on securities with previously recognized OTTI	4	―	4	―
Reductions for securities sold/settled during the period	(5)	(4)	(11)	(16)
Credit recoveries through yield	(1)	―	(2)	―
Balance at end of period	$70	$82	$70	$82

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected life of MBS may differ from contractual maturities because borrowers have the right to prepay the underlying mortgage loans with or without prepayment penalties.

	AFS		HTM
	Amortized	Fair	Amortized	Fair
September 30, 2014	Cost	Value	Cost	Value

	(Dollars in millions)
Due in one year or less	$522	$523	$ ―	$ ―
Due after one year through five years	678	688	200	194
Due after five years through ten years	545	578	6,440	6,268
Due after ten years	19,285	19,385	14,077	14,040
Total debt securities	$21,030	$21,174	$20,717	$20,502

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2014	Value	Losses	Value	Losses	Value	Losses

	(Dollars in millions)
AFS securities:
U.S. Treasury securities	$476	$1	$—	$—	$476	$1
MBS issued by GSE	3,472	54	6,977	354	10,449	408
States and political subdivisions	4	—	487	48	491	48
Total	$3,952	$55	$7,464	$402	$11,416	$457

HTM securities:
U.S. Treasury	$392	$1	$—	$—	$392	$1
GSE	—	—	4,791	200	4,791	200
MBS issued by GSE	8,957	77	824	10	9,781	87
Total	$9,349	$78	$5,615	$210	$14,964	$288

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2013	Value	Losses	Value	Losses	Value	Losses

	(Dollars in millions)
AFS securities:
MBS issued by GSE	$10,259	$406	$1,935	$140	$12,194	$546
States and political subdivisions	232	8	441	83	673	91
Other	34	1	―	―	34	1
Total	$10,525	$415	$2,376	$223	$12,901	$638

HTM securities:
U.S. Treasury	$384	$8	$ ―	$ ―	$384	$8
GSE	4,996	397	―	―	4,996	397
MBS issued by GSE	8,800	219	48	1	8,848	220
Total	$14,180	$624	$48	$1	$14,228	$625

The unrealized losses on GSE securities and MBS issued by GSE were the result of increases in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans.

At September 30, 2014, $44 million of the unrealized loss on states and political subdivisions securities was the result of fair value hedge basis adjustments that are a component of amortized cost. States and political subdivisions securities in an unrealized loss position are evaluated for credit impairment through a qualitative analysis of issuer performance and the primary source of repayment. The evaluation of state and political subdivision securities resulted in the OTTI recognized during the nine months ended September 30, 2014.

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

During September 2014, approximately $550 million of loans, which were primarily performing residential mortgage TDRs, with a related ALLL of $57 million were sold. This sale resulted in a gain of $42 million, which was recognized as a reduction to the provision for credit losses.

Effective October 1, 2014, loans subject to the commercial loss sharing agreement with the FDIC related to the Colonial acquisition were no longer covered by loss sharing. At September 30, 2014, these loans had a carrying value of $741 million and UPB of $1.0 billion and are included in covered loans in this Form 10-Q.

	Accruing
			90 Days Or
		30-89 Days	More Past
September 30, 2014	Current	Past Due	Due	Nonaccrual	Total

	(Dollars in millions)
Commercial:
Commercial and industrial	$39,770	$19	$ ―	$259	$40,048
CRE - income producing properties	10,576	5	―	81	10,662
CRE - construction and development	2,695	1	―	37	2,733
Other lending subsidiaries	5,241	13	―	9	5,263
Retail:
Direct retail lending	7,939	40	13	50	8,042
Revolving credit	2,382	22	10	―	2,414
Residential mortgage-nonguaranteed	29,954	424	79	296	30,753
Residential mortgage-government guaranteed	332	99	627	2	1,060
Sales finance	10,204	55	5	5	10,269
Other lending subsidiaries	5,771	204	―	45	6,020
Covered	1,155	41	229	―	1,425
Total	$116,019	$923	$963	$784	$118,689

	Accruing
			90 Days Or
		30-89 Days	More Past
December 31, 2013	Current	Past Due	Due	Nonaccrual	Total

	(Dollars in millions)
Commercial:
Commercial and industrial	$38,110	$35	$ ―	$363	$38,508
CRE - income producing properties	10,107	8	―	113	10,228
CRE - construction and development	2,329	2	―	51	2,382
Other lending subsidiaries	4,482	14	5	1	4,502
Retail:
Direct retail lending	15,595	132	33	109	15,869
Revolving credit	2,370	23	10	―	2,403
Residential mortgage-nonguaranteed	22,747	454	69	243	23,513
Residential mortgage-government guaranteed	236	93	806	―	1,135
Sales finance	9,316	56	5	5	9,382
Other lending subsidiaries	5,703	207	―	50	5,960
Covered	1,643	88	304	―	2,035
Total	$112,638	$1,112	$1,232	$935	$115,917

The following tables present the carrying amount of loans by risk rating. Covered loans are excluded because their related ALLL is determined by loan pool performance.

		CRE -	CRE -
	Commercial	Income Producing	Construction and	Other Lending
September 30, 2014	& Industrial	Properties	Development	Subsidiaries

	(Dollars in millions)
Commercial:
Pass	$38,555	$10,158	$2,577	$5,230
Special mention	230	52	6	5
Substandard - performing	1,004	371	113	19
Nonperforming	259	81	37	9
Total	$40,048	$10,662	$2,733	$5,263

	Direct Retail	Revolving	Residential	Sales	Other Lending
	Lending	Credit	Mortgage	Finance	Subsidiaries

	(Dollars in millions)
Retail:
Performing	$7,992	$2,414	$31,515	$10,264	$5,975
Nonperforming	50	―	298	5	45
Total	$8,042	$2,414	$31,813	$10,269	$6,020

		CRE -	CRE -
	Commercial	Income Producing	Construction and	Other Lending
December 31, 2013	& Industrial	Properties	Development	Subsidiaries

	(Dollars in millions)
Commercial:
Pass	$36,804	$9,528	$2,149	$4,464
Special mention	219	52	17	8
Substandard - performing	1,122	536	164	29
Nonperforming	363	112	52	1
Total	$38,508	$10,228	$2,382	$4,502

	Direct Retail	Revolving	Residential	Sales	Other Lending
	Lending	Credit	Mortgage	Finance	Subsidiaries

	(Dollars in millions)
Retail:
Performing	$15,760	$2,403	$24,405	$9,377	$5,910
Nonperforming	109	―	243	5	50
Total	$15,869	$2,403	$24,648	$9,382	$5,960

During December 2013, the unallocated ALLL was allocated to the loan portfolio segments.

	ACL Rollforward
	Beginning	Charge-		Provision	Ending
Three Months Ended September 30, 2014	Balance	Offs	Recoveries	(Benefit)	Balance

	(Dollars in millions)
Commercial:
Commercial and industrial	$423	$(31)	$10	$(5)	$397
CRE - income producing properties	127	(8)	2	53	174
CRE - construction and development	59	(2)	2	(9)	50
Other lending subsidiaries	17	(4)	1	8	22
Retail:
Direct retail lending	124	(17)	7	6	120
Revolving credit	112	(17)	4	9	108
Residential mortgage-nonguaranteed	324	(31)	1	(41)	253
Residential mortgage-government guaranteed	51	(1)	―	(9)	41
Sales finance	44	(5)	2	6	47
Other lending subsidiaries	218	(62)	7	50	213
Covered	91	―	―	(12)	79
ALLL	1,590	(178)	36	56	1,504
RUFC	85	―	―	(22)	63
ACL	$1,675	$(178)	$36	$34	$1,567

	ACL Rollforward
	Beginning	Charge-		Provision	Ending
Three Months Ended September 30, 2013	Balance	Offs	Recoveries	(Benefit)	Balance

	(Dollars in millions)
Commercial:
Commercial and industrial	$459	$(42)	$17	$36	$470
CRE - income producing properties	163	(10)	7	(11)	149
CRE - construction and development	107	(7)	11	(32)	79
Other lending subsidiaries	16	(1)	―	2	17
Retail:
Direct retail lending	218	(35)	11	17	211
Revolving credit	113	(22)	3	22	116
Residential mortgage-nonguaranteed	268	(15)	―	(17)	236
Residential mortgage-government guaranteed	61	―	―	(8)	53
Sales finance	42	(5)	3	3	43
Other lending subsidiaries	288	(65)	8	61	292
Covered	126	(2)	―	2	126
Unallocated	40	―	―	6	46
ALLL	1,901	(204)	60	81	1,838
RUFC	81	―	―	11	92
ACL	$1,982	$(204)	$60	$92	$1,930

	ACL Rollforward
Nine Months Ended September 30, 2014	Beginning Balance	Charge-Offs	Recoveries	Provision (Benefit)	Other		Ending Balance

	(Dollars in millions)
Commercial:
Commercial and industrial	$454	$(104)	$29	$18	$	―	$397
CRE - income producing properties	149	(27)	7	45		―	174
CRE - construction and development	76	(9)	15	(32)		―	50
Other lending subsidiaries	15	(8)	2	13		―	22
Retail:
Direct retail lending	209	(55)	22	29		(85)	120
Revolving credit	115	(53)	14	32		―	108
Residential mortgage-nonguaranteed	269	(72)	2	(31)		85	253
Residential mortgage-government guaranteed	62	(2)	―	(19)		―	41
Sales finance	45	(16)	7	11		―	47
Other lending subsidiaries	224	(190)	23	156		―	213
Covered	114	(7)	―	(28)		―	79
ALLL	1,732	(543)	121	194		―	1,504
RUFC	89	―	―	(26)		―	63
ACL	$1,821	$(543)	$121	$168	$	―	$1,567

	ACL Rollforward
Nine Months Ended September 30, 2013	Beginning Balance	Charge-Offs	Recoveries	Provision (Benefit)	Ending Balance

	(Dollars in millions)
Commercial:
Commercial and industrial	$470	$(203)	$34	$169	$470
CRE - income producing properties	170	(69)	15	33	149
CRE - construction and development	134	(53)	23	(25)	79
Other lending subsidiaries	13	(3)	1	6	17
Retail:
Direct retail lending	300	(119)	29	1	211
Revolving credit	102	(63)	13	64	116
Residential mortgage-nonguaranteed	296	(63)	2	1	236
Residential mortgage-government guaranteed	32	(1)	―	22	53
Sales finance	29	(16)	7	23	43
Other lending subsidiaries	264	(192)	26	194	292
Covered	128	(18)	―	16	126
Unallocated	80	―	―	(34)	46
ALLL	2,018	(800)	150	470	1,838
RUFC	30	―	―	62	92
ACL	$2,048	$(800)	$150	$532	$1,930

The following table provides a summary of loans that are collectively evaluated for impairment.

	September 30, 2014		December 31, 2013
	Recorded Investment	Related ALLL	Recorded Investment	Related ALLL

	(Dollars in millions)
Commercial:
Commercial and industrial	$39,664	$355	$38,042	$382
CRE - income producing properties	10,505	156	10,033	128
CRE - construction and development	2,656	40	2,289	60
Other lending subsidiaries	5,253	21	4,501	15
Retail:
Direct retail lending	7,940	95	15,648	166
Revolving credit	2,370	91	2,355	96
Residential mortgage-nonguaranteed	30,262	204	22,557	160
Residential mortgage-government guaranteed	622	2	759	7
Sales finance	10,247	43	9,363	41
Other lending subsidiaries	5,859	184	5,823	196
Covered	1,425	79	2,035	114
Total	$116,803	$1,270	$113,405	$1,365

The following tables set forth certain information regarding impaired loans, excluding purchased impaired loans and LHFS, that were individually evaluated for reserves.

				Average	Interest
	Recorded		Related	Recorded	Income
As Of / For The Nine Months Ended September 30, 2014	Investment	UPB	ALLL	Investment	Recognized

	(Dollars in millions)
With no related ALLL recorded:
Commercial:
Commercial and industrial	$123	$170	$ ―	$145	$1
CRE - income producing properties	29	40	―	40	―
CRE - construction and development	21	30	―	20	―
Other lending subsidiaries	1	1	―	―	―
Retail:
Direct retail lending	14	51	―	14	1
Residential mortgage-nonguaranteed	112	198	―	160	4
Residential mortgage-government guaranteed	12	13	―	7	―
Sales finance	1	2	―	1	―
Other lending subsidiaries	3	7	―	3	―
With an ALLL recorded:
Commercial:
Commercial and industrial	261	269	42	291	4
CRE - income producing properties	128	132	18	136	3
CRE - construction and development	56	57	10	68	2
Other lending subsidiaries	9	10	1	4	―
Retail:
Direct retail lending	88	91	25	97	4
Revolving credit	44	43	17	46	1
Residential mortgage-nonguaranteed	379	400	49	807	27
Residential mortgage-government guaranteed	426	427	39	408	13
Sales finance	21	21	4	19	1
Other lending subsidiaries	158	161	29	143	15
Total	$1,886	$2,123	$234	$2,409	$76

				Average	Interest
	Recorded		Related	Recorded	Income
As Of / For The Year Ended December 31, 2013	Investment	UPB	ALLL	Investment	Recognized

	(Dollars in millions)
With no related ALLL recorded:
Commercial:
Commercial and industrial	$91	$165	$ ―	$111	$ ―
CRE - income producing properties	22	35	―	43	―
CRE - construction and development	19	42	―	41	―
Retail:
Direct retail lending	23	76	―	23	1
Residential mortgage-nonguaranteed	144	237	―	129	4
Residential mortgage-government guaranteed	1	1	―	2	―
Sales finance	1	2	―	1	―
Other lending subsidiaries	2	6	―	4	―
With an ALLL recorded:
Commercial:
Commercial and industrial	375	409	72	453	5
CRE - income producing properties	172	174	21	197	4
CRE - construction and development	75	76	16	112	3
Other lending subsidiaries	1	1	―	2	―
Retail:
Direct retail lending	198	204	43	204	12
Revolving credit	48	48	19	52	2
Residential mortgage-nonguaranteed	812	830	109	763	34
Residential mortgage-government guaranteed	375	376	55	356	15
Sales finance	18	19	4	20	1
Other lending subsidiaries	135	137	28	173	18
Total	$2,512	$2,838	$367	$2,686	$99

The following table provides a summary of TDRs, all of which are considered impaired.

	September 30,	December 31,
	2014	2013

	(Dollars in millions)
Performing TDRs:
Commercial:
Commercial and industrial	$90	$77
CRE - income producing properties	25	50
CRE - construction and development	28	39
Direct retail lending	89	187
Sales finance	20	17
Revolving credit	44	48
Residential mortgage-nonguaranteed	254	785
Residential mortgage-government guaranteed	437	376
Other lending subsidiaries	151	126
Total performing TDRs	1,138	1,705
Nonperforming TDRs (also included in NPL disclosures)	207	193
Total TDRs	$1,345	$1,898

ALLL attributable to TDRs	$182	$283
20

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

	Three Months Ended September 30,
	2014			2013
	Types of			Types of
	Modifications		Impact To	Modifications		Impact To
	Rate	Structure	Allowance	Rate	Structure	Allowance

	(Dollars in millions)
Commercial:
Commercial and industrial	$20	$11	$1	$42	$8	$1
CRE - income producing properties	5	4	―	12	13	―
CRE - construction and development	8	5	―	10	5	―

Retail:
Direct retail lending	8	1	1	10	1	2
Revolving credit	6	―	1	7	―	―
Residential mortgage-nonguaranteed	31	10	3	39	15	3
Residential mortgage-government guaranteed	83	―	3	23	―	2
Sales finance	―	5	1	1	2	1
Other lending subsidiaries	34	―	4	40	―	6

	Nine Months Ended September 30,
	2014			2013
	Types of			Types of
	Modifications		Impact To	Modifications		Impact To
	Rate	Structure	Allowance	Rate	Structure	Allowance

	(Dollars in millions)
Commercial:
Commercial and industrial	$88	$40	$3	$80	$23	$2
CRE - income producing properties	18	15	―	29	38	1
CRE - construction and development	19	18	―	45	14	(2)
Retail:
Direct retail lending	27	4	5	31	6	4
Revolving credit	19	―	4	21	―	3
Residential mortgage-nonguaranteed	82	27	16	74	62	9
Residential mortgage-government guaranteed	227	―	10	105	―	9
Sales finance	1	11	2	4	5	3
Other lending subsidiaries	92	―	12	132	―	30

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	(Dollars in millions)
Commercial:
Commercial and industrial	$1	$2	$2	$5
CRE - income producing properties	―	5	1	11
CRE - construction and development	2	―	3	4

Retail:
Direct retail lending	1	1	2	3
Revolving credit	2	3	7	8
Residential mortgage-nonguaranteed	7	3	20	15
Sales finance	―	―	1	1
Other lending subsidiaries	9	10	24	22

Changes in the carrying value and accretable yield of covered loans are presented in the following table.

	Nine Months Ended September 30, 2014				Year Ended December 31, 2013
	Purchased Impaired		Purchased Nonimpaired		Purchased Impaired		Purchased Nonimpaired
	Accretable	Carrying	Accretable	Carrying	Accretable	Carrying	Accretable	Carrying
	Yield	Value	Yield	Value	Yield	Value	Yield	Value

	(Dollars in millions)
Balance at beginning of period	$187	$863	$351	$1,172	$264	$1,400	$617	$1,894
Accretion	(85)	85	(139)	139	(149)	149	(301)	301
Payments received, net	―	(316)	―	(518)	―	(686)	―	(1,023)
Other, net	56	―	58	―	72	―	35	―
Balance at end of period	$158	$632	$270	$793	$187	$863	$351	$1,172

Outstanding UPB at end of period		$941		$1,027		$1,266		$1,516

The following table presents additional information about BB&T’s loans and leases:

	September 30,	December 31,
	2014	2013

	(Dollars in millions)
Unearned income and net deferred loan fees and costs	$188	$261
Residential mortgage loans in process of foreclosure	484	531
22

NOTE 5. Loan Servicing

Residential Mortgage Banking Activities

The following tables summarize residential mortgage banking activities. Mortgage and home equity loans managed or securitized exclude loans serviced for others with no other continuing involvement.

	September 30, 2014	December 31, 2013

	(Dollars in millions)
Mortgage loans managed or securitized	$28,010	$27,353
Home equity loans managed	7,150	8,329
Total mortgage and home equity loans managed or securitized	35,160	35,682
Less: Loans securitized and transferred to AFS securities	3	4
LHFS	1,961	1,116
Covered mortgage loans	699	802
Mortgage loans sold with recourse	684	783
Mortgage loans held for investment	$31,813	$32,977

UPB of mortgage loan servicing portfolio	$116,224	$112,835
UPB of home equity loan servicing portfolio	7,202	8,321
UPB of residential mortgage and home equity loan servicing portfolio	123,426	121,156
UPB of residential mortgage loans serviced for others (primarily agency
conforming fixed rate)	89,936	87,434
Maximum recourse exposure from mortgage loans sold with recourse liability	341	372
Indemnification, recourse and repurchase reserves	100	72
FHA-insured mortgage loan reserve	85	―

In June 2014, BB&T received a letter from the HUD-OIG stating that BB&T has been selected for an audit survey to assess BB&T’s compliance with FHA requirements related to the origination of loans insured by the FHA. In addition, HUD-OIG will evaluate BB&T’s compliance with FHA requirements related to the implementation of a quality control program associated with the origination of FHA-insured loans. While the outcome of the review process is unknown and the HUD-OIG has not asserted any claims, similar reviews and related matters with other financial institutions have resulted in cash settlements and other remedial actions. BB&T identified a potential exposure related to losses incurred by the FHA on defaulted loans that ranges from $25 million to $105 million and recognized an $85 million reserve during the nine months ended September 30, 2014. The income statement impact of this adjustment is included in Other expense on the Consolidated Statements of Income. The ultimate resolution of this matter is uncertain and the estimates of this exposure are subject to the application of significant judgment and therefore cannot be predicted with certainty at this time.

During the nine months ended September 30, 2014, BB&T also recognized a $33 million adjustment related to the indemnification reserves for mortgage loans sold, which represents an increase in estimated losses that may be incurred on FHA-insured mortgage loans that have not yet defaulted. The income statement impact of this adjustment is included in Loan-related expense on the Consolidated Statements of Income.

	As Of / For The
	Nine Months Ended September 30,
	2014	2013

	(Dollars in millions)
UPB of residential mortgage loans sold from the LHFS portfolio	$9,693	$23,056
Pre-tax gains recognized on mortgage loans sold and held for sale	72	267
Servicing fees recognized from mortgage loans serviced for others	206	192
Approximate weighted average servicing fee on the outstanding balance of
residential mortgage loans serviced for others	0.29%	0.30%
Weighted average interest rate on mortgage loans serviced for others	4.22	4.24

	Nine Months Ended September 30,
	2014	2013

	(Dollars in millions)
Residential MSRs, carrying value, January 1,	$1,047	$627
Additions	105	269
Change in fair value due to changes in valuation inputs or assumptions:
Prepayment speeds	(125)	244
Weighted average OAS	8	(48)
Servicing costs	―	(21)
Realization of expected net servicing cash flows, passage of time and other	(92)	(115)
Residential MSRs, carrying value, September 30,	$943	$956

Gains (losses) on derivative financial instruments used to mitigate the
income statement effect of changes in fair value	$128	$(149)

The sensitivity of the fair value of the residential MSRs to changes in key assumptions is included in the accompanying table:

	September 30, 2014				December 31, 2013
	Range		Weighted		Range		Weighted
	Min	Max	Average		Min	Max	Average

	(Dollars in millions)
Prepayment speed	8.7%	10.6%	9.8%		5.5%	8.0%	6.9%
Effect on fair value of a 10% increase			$(31)				$(33)
Effect on fair value of a 20% increase			(60)				(64)

OAS	8.8%	9.6%	9.0%		9.1%	9.9%	9.3%
Effect on fair value of a 10% increase			$(30)				$(39)
Effect on fair value of a 20% increase			(58)				(75)

Composition of loans serviced for others:
Fixed-rate residential mortgage loans			99.6%				99.7%
Adjustable-rate residential mortgage loans			0.4				0.3
Total			100.0%				100.0%

Weighted average life			6.4	yrs			7.9	yrs

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

Commercial Mortgage Banking Activities

CRE mortgage loans serviced for others are not included in loans and leases on the accompanying Consolidated Balance Sheets. The following table summarizes commercial mortgage banking activities for the periods presented:

	September 30,	December 31,
	2014	2013

	(Dollars in millions)
UPB of CRE mortgages serviced for others	$27,739	$28,095
CRE mortgages serviced for others covered by recourse provisions	4,566	4,594
Maximum recourse exposure from CRE mortgages
sold with recourse liability	1,317	1,320
Recorded reserves related to recourse exposure	9	9
Originated CRE mortgages during the period - year to date	3,588	4,881
24

NOTE 6. Long-Term Debt

The following table reflects the carrying amounts and effective interest rates for long-term debt:

	September 30, 2014		December 31, 2013
	Carrying	Effective	Carrying	Effective
	Amount	Rate	Amount	Rate

	(Dollars in millions)
BB&T Corporation fixed rate senior notes	$5,284	2.45%	$5,845	2.60%
BB&T Corporation floating rate senior notes	850	1.04	700	1.13
BB&T Corporation fixed rate subordinated notes	2,169	2.41	2,166	2.47
Branch Bank fixed rate senior notes	4,047	1.85	1,999	1.71
Branch Bank floating rate senior notes	1,150	0.66	1,150	0.69
Branch Bank fixed rate subordinated notes	1,234	3.13	386	1.71
Branch Bank floating rate subordinated notes	612	3.21	612	2.56
FHLB advances (weighted average maturity of 6.2 years at September 30, 2014)	6,494	4.11	8,110	3.96
Other long-term debt	114		101
Fair value hedge-related basis adjustments	401		424
Total long-term debt	$22,355		$21,493

The effective rates above reflect the impact of cash flow and fair value hedges, as applicable. Subordinated notes with a remaining maturity of one year or greater qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.

During the third quarter of 2014, BB&T extinguished $1.1 billion of FHLB advances, resulting in a $122 million loss on early extinguishment of debt.

NOTE 7. Shareholders’ Equity

The weighted average assumptions used in the valuation of equity-based awards and the activity relating to options and RSUs during the period are presented in the following tables:

	Nine Months Ended September 30,
	2014		2013

Weighted average assumptions:
Risk-free interest rate	2.2%		1.3%
Dividend yield	2.8		3.6
Volatility factor	26.5		28.0
Expected life	6.5	yrs	7.0	yrs
Fair value of options per share	$7.82		$5.48

		Wtd. Avg.
		Exercise
	Options	Price

	(shares in thousands)
Outstanding at January 1, 2014	37,996	$34.90
Granted	276	37.55
Exercised	(8,525)	34.13
Forfeited or expired	(1,030)	36.72
Outstanding at September 30, 2014	28,717	35.09

Exercisable at September 30, 2014	25,386	35.74

Exercisable and expected to vest at September 30, 2014	28,478	$35.14

		Wtd. Avg.
	Restricted	Grant Date
	Shares/Units	Fair Value

	(shares in thousands)
Nonvested at January 1, 2014	15,181	$20.46
Granted	3,605	33.18
Vested	(6,302)	14.12
Forfeited	(244)	26.75
Nonvested at September 30, 2014	12,240	27.35
Expected to vest at September 30, 2014	11,182	27.36
26

NOTE 8. AOCI

Three Months Ended September 30, 2014	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total

	(Dollars in millions)
AOCI balance, July 1, 2014	$(300)	$11	$123	$(226)	$(14)	$(406)
OCI before reclassifications, net of tax	(18)	(4)	(42)	3	(1)	(62)
Amounts reclassified from AOCI:
Personnel expense	2	―	―	―	―	2
Interest income	―	―	5	―	1	6
Interest expense	―	21	―	―	―	21
FDIC loss share income, net	―	―	―	10	―	10
Securities (gains) losses, net	―	―	5	―	―	5
Total before income taxes	2	21	10	10	1	44
Less: Income taxes	1	8	4	4	1	18
Net of income taxes	1	13	6	6	―	26
Net change in OCI	(17)	9	(36)	9	(1)	(36)
AOCI balance, September 30, 2014	$(317)	$20	$87	$(217)	$(15)	$(442)

Three Months Ended September 30, 2013	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total

	(Dollars in millions)
AOCI balance, July 1, 2013	$(688)	$(11)	$183	$(252)	$(16)	$(784)
OCI before reclassifications, net of tax	(11)	(8)	(98)	―	2	(115)
Amounts reclassified from AOCI:
Personnel expense	20	―	―	―	―	20
Interest income	―	―	5	―	―	5
Interest expense	―	18	―	―	―	18
FDIC loss share income, net	―	―	―	21	―	21
Total before income taxes	20	18	5	21	―	64
Less: Income taxes	8	7	2	8	―	25
Net of income taxes	12	11	3	13	―	39
Net change in OCI	1	3	(95)	13	2	(76)
AOCI balance, September 30, 2013	$(687)	$(8)	$88	$(239)	$(14)	$(860)

Nine Months Ended September 30, 2014	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total

	(Dollars in millions)
AOCI balance, January 1, 2014	$(303)	$2	$(42)	$(235)	$(15)	$(593)
OCI before reclassifications, net of tax	(16)	(20)	132	(3)	2	95
Amounts reclassified from AOCI:
Personnel expense	3	―	―	―	―	3
Interest income	―	―	(8)	―	(3)	(11)
Interest expense	―	61	―	―	―	61
FDIC loss share income, net	―	―	―	34	―	34
Securities (gains) losses, net	―	―	3	―	―	3
Total before income taxes	3	61	(5)	34	(3)	90
Less: Income taxes	1	23	(2)	13	(1)	34
Net of income taxes	2	38	(3)	21	(2)	56
Net change in AOCI	(14)	18	129	18	―	151
AOCI balance, September 30, 2014	$(317)	$20	$87	$(217)	$(15)	$(442)

Nine Months Ended September 30, 2013	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total

	(Dollars in millions)
AOCI balance, January 1, 2013	$(714)	$(173)	$598	$(256)	$(14)	$(559)
OCI before reclassifications, net of tax	(10)	129	(527)	(18)	(1)	(427)
Amounts reclassified from AOCI:
Personnel expense	60	―	―	―	―	60
Interest income	―	―	73	―	2	75
Interest expense	―	58	―	―	―	58
FDIC loss share income, net	―	―	―	56	―	56
Securities (gains) losses, net	―	―	(46)	―	―	(46)
Total before income taxes	60	58	27	56	2	203
Less: Income taxes	23	22	10	21	1	77
Net of income taxes	37	36	17	35	1	126
Net change in AOCI	27	165	(510)	17	―	(301)
AOCI balance, September 30, 2013	$(687)	$(8)	$88	$(239)	$(14)	$(860)
28

NOTE 9. Income Taxes

The effective tax rates for the three and nine months ended September 30, 2014 were lower than the corresponding periods of 2013 primarily due to adjustments for uncertain tax positions recorded during 2013 and 2014 as described below.

As a result of developments in the IRS’s examination of tax years 2008-2010, BB&T recognized a $14 million tax charge in the second quarter of 2014 and a $50 million tax benefit in the third quarter of 2014. Final approval of these and all other matters related to the IRS examination are pending review by the Joint Committee on Taxation. These developments also resulted in a reduction of unrecognized tax benefits totaling $147 million.

In February 2010, BB&T received an IRS statutory notice of deficiency for tax years 2002-2007 asserting a liability for taxes, penalties and interest of approximately $892 million related to the disallowance of foreign tax credits and other deductions claimed by a subsidiary in connection with a financing transaction. BB&T paid the disputed tax, penalties and interest in March 2010 and filed a lawsuit seeking a refund in the U.S. Court of Federal Claims. On February 11, 2013, the U.S. Tax Court issued an adverse opinion in a case between the Bank of New York Mellon Corporation and the IRS involving a transaction with a structure similar to BB&T’s financing transaction. On September 20, 2013, the court denied BB&T’s refund claim. As a result of the rulings and tax matters related to other current tax examinations, BB&T recorded tax adjustments of $281 million and $235 million during the quarters ended March 31, 2013 and September 30, 2013, respectively. BB&T has filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit. As of September 30, 2014, the exposure for this financing transaction is fully reserved.

It is reasonably possible that the litigation associated with the financing transaction may conclude within the next twelve months. Changes in the amount of unrecognized tax benefits, penalties and interest could result in a benefit of up to approximately $700 million. The ultimate resolution of these matters may take longer.

NOTE 10. Benefit Plans

	Qualified Plan		Nonqualified Plans
Three Months Ended September 30	2014	2013	2014	2013

	(Dollars in millions)
Service cost	$31	$32	$2	$2
Interest cost	31	27	5	2
Estimated return on plan assets	(74)	(65)	―	―
Amortization and other	2	20	3	3
Net periodic benefit cost	$(10)	$14	$10	$7

	Qualified Plan		Nonqualified Plans
Nine Months Ended September 30	2014	2013	2014	2013

	(Dollars in millions)
Service cost	$96	$106	$8	$8
Interest cost	93	81	12	9
Estimated return on plan assets	(222)	(193)	―	―
Amortization and other	3	60	9	9
Net periodic benefit cost	$(30)	$54	$29	$26

BB&T makes contributions to the qualified pension plan in amounts between the minimum required for funding and the maximum amount deductible for federal income tax purposes. Discretionary contributions of $143 million were made during the nine months ended September 30, 2014. There are no required contributions for the remainder of 2014, though BB&T may elect to make additional contributions.

NOTE 11. Commitments and Contingencies

	September 30,	December 31,
	2014	2013

	(Dollars in millions)
Letters of credit and financial guarantees	$3,608	$4,355
Carrying amount of the liability for letter of credit guarantees	21	39

Investments related to affordable housing and historic building rehabilitation projects	1,371	1,302
Amount of future funding commitments included in investments related to affordable
housing and historic rehabilitation projects	429	464
Lending exposure to these affordable housing projects	84	151
Tax credits subject to recapture related to affordable housing projects	284	250

Investments in private equity and similar investments	305	291
Future funding commitments to consolidated private equity funds	208	245

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

	September 30,	December 31,
	2014	2013

	(Dollars in millions)
Pledged securities	$13,710	$11,911
Pledged loans	66,691	66,391
30

NOTE 12. Fair Value Disclosures

Accounting standards define fair value as the exchange price that would be received on the measurement date to sell an asset or the price paid to transfer a liability in the principal or most advantageous market available to the entity in an orderly transaction between market participants, with a three level valuation input hierarchy.

The following tables present fair value information for assets and liabilities measured on a recurring basis:

September 30, 2014	Total	Level 1		Level 2	Level 3

	(Dollars in millions)
Assets:
Trading securities	$485		$279	$206	$	―
AFS securities:
U.S. Treasury	992		―	992		―
MBS issued by GSE	16,613		―	16,613		―
States and political subdivisions	1,965		―	1,965		―
Non-agency MBS	277		―	277		―
Other	42		7	35		―
Covered	1,285		―	510		775
LHFS	2,001		―	2,001		―
Residential MSRs	943		―	―		943
Derivative assets:
Interest rate contracts	807		―	795		12
Foreign exchange contracts	9		―	9		―
Private equity and similar investments	305		―	―		305
Total assets	$25,724		$286	$23,403		$2,035

Liabilities:
Derivative liabilities:
Interest rate contracts	$755	$	―	$753		$2
Foreign exchange contracts	5		―	5		―
Short-term borrowings	159		―	159		―
Total liabilities	$919	$	―	$917		$2

December 31, 2013	Total	Level 1		Level 2	Level 3

	(Dollars in millions)
Assets:
Trading securities	$381		$256	$125	$	―
AFS securities:
U.S. Treasury	595		―	595		―
MBS issued by GSE	17,929		―	17,929		―
States and political subdivisions	1,851		―	1,851		―
Non-agency MBS	291		―	291		―
Other	45		10	35		―
Covered	1,393		―	532		861
LHFS	1,222		―	1,222		―
Residential MSRs	1,047		―	―		1,047
Derivative assets:
Interest rate contracts	862		―	859		3
Foreign exchange contracts	2		―	2		―
Private equity and similar investments	291		―	―		291
Total assets	$25,909		$266	$23,441		$2,202

Liabilities:
Derivative liabilities:
Interest rate contracts	$967	$	―	$953		$14
Foreign exchange contracts	3		―	3		―
Short-term borrowings	84		―	84		―
Total liabilities	$1,054	$	―	$1,040		$14

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

The following tables summarize activity for level 3 assets and liabilities:

				Private Equity
	Covered	Residential	Net	and Similar
Three Months Ended September 30, 2014	Securities	MSRs	Derivatives	Investments

Balance at July 1, 2014	$810	$954	$24	$322
Total realized and unrealized gains (losses):
Included in earnings:
Interest income	7	―	―	―
Mortgage banking income	―	(19)	26	―
Included in unrealized net holding gains (losses) in OCI	(11)	―	―	―
Purchases	―	―	―	5
Issuances	―	39	11	―
Sales	―	―	―	(20)
Settlements	(31)	(31)	(51)	(2)
Balance at September 30, 2014	$775	$943	$10	$305

Change in unrealized gains (losses) included in earnings for the period,
attributable to assets and liabilities still held at September 30, 2014	$7	$(19)	$10	$(1)

				Private Equity
	Covered	Residential	Net	and Similar
Three Months Ended September 30, 2013	Securities	MSRs	Derivatives	Investments

Balance at July 1, 2013	$953	$892	$(89)	$269
Total realized and unrealized gains (losses):
Included in earnings:
Interest income	12	―	―	―
Mortgage banking income	―	22	(91)	―
Other noninterest income	―	―	―	6
Included in unrealized net holding gains (losses) in OCI	(17)	―	―	―
Purchases	―	―	―	23
Issuances	―	77	31	―
Sales	―	―	―	(8)
Settlements	(46)	(35)	195	(2)
Balance at September 30, 2013	$902	$956	$46	$288

Change in unrealized gains (losses) included in earnings for the period,
attributable to assets and liabilities still held at September 30, 2013	$12	$22	$46	$5

				Private
				Equity and
	Covered	Residential	Net	Similar
Nine Months Ended September 30, 2014	Securities	MSRs	Derivatives	Investments

Balance at January 1, 2014	$861	$1,047	$(11)	$291
Total realized and unrealized gains (losses):
Included in earnings:
Interest income	24	―	―	―
Mortgage banking income	―	(116)	70	―
Other noninterest income	―	―	―	12
Included in unrealized net holding gains (losses) in OCI	(26)	―	―	―
Purchases	―	―	―	57
Issuances	―	105	51	―
Sales	―	―	―	(50)
Settlements	(84)	(93)	(100)	(6)
Transfers into Level 3	―	―	―	1
Balance at September 30, 2014	$775	$943	$10	$305

Change in unrealized gains (losses) included in earnings for the period,
attributable to assets and liabilities still held at September 30, 2014	$24	$(116)	$10	$(5)

				Private
				Equity and
	Covered	Residential	Net	Similar
Nine Months Ended September 30, 2013	Securities	MSRs	Derivatives	Investments

Balance at January 1, 2013	$994	$627	$54	$323
Total realized and unrealized gains (losses):
Included in earnings:
Interest income	30	―	―	―
Mortgage banking income	―	177	(26)	―
Other noninterest income	―	―	―	17
Included in unrealized net holding gains (losses) in OCI	(7)	―	―	―
Purchases	―	―	―	53
Issuances	―	269	58	―
Sales	―	―	―	(97)
Settlements	(115)	(117)	(40)	(8)
Balance at September 30, 2013	$902	$956	$46	$288

Change in unrealized gains (losses) included in earnings for the period,
attributable to assets and liabilities still held at September 30, 2013	$30	$177	$46	$13

BB&T’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of a reporting period.

The majority of private equity and similar investments are in SBIC qualified funds, which primarily focus on equity and subordinated debt investments in privately-held middle market companies. The majority of these investments are not redeemable and distributions are received as the underlying assets of the funds liquidate. The timing of distributions, which are expected to occur on various dates through 2025, is uncertain and dependent on various events such as recapitalizations, refinance transactions and ownership changes among others. Excluding the investment of future funds, these investments have an estimated weighted average remaining life of approximately three years; however, the timing and amount of distributions may vary significantly. Restrictions on the ability to sell the investments include, but are not limited to, consent of a majority member or general partner approval for transfer of ownership. These investments are spread over numerous privately-held middle market companies, and thus the sensitivity to a change in fair value for any single investment is limited. The significant unobservable inputs for these investments are EBITDA multiples that ranged from 4x to 11x, with a weighted average of 8x, at September 30, 2014.

The following table details the fair value and UPB of LHFS that were elected to be carried at fair value:

	September 30, 2014			December 31, 2013
	Fair	Aggregate		Fair	Aggregate
	Value	UPB	Difference	Value	UPB	Difference

(Dollars in millions)
LHFS reported at fair value	$2,001	$1,974	$26	$1,222	$1,223	$(1)

Excluding government guaranteed, there were no LHFS that were nonaccrual or 90 days or more past due and still accruing interest.

The following table provides information about certain financial assets measured at fair value on a nonrecurring basis, which are considered to be Level 3 assets (excludes covered):

	As Of/For the Year-to-Date Period Ended
	September 30, 2014		December 31, 2013
	Carrying Value	Valuation Adjustments	Carrying Value	Valuation Adjustments

	(Dollars in millions)
Impaired loans	$187	$(47)	$50	$(41)
Foreclosed real estate	75	3	71	(6)

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

Long-term debt: The fair values of long-term debt instruments are estimated based on quoted market prices for the instrument if available, or for similar instruments if not available, or by using discounted cash flow analyses, based on current incremental borrowing rates for similar types of instruments.

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

Financial assets and liabilities not recorded at fair value are summarized below:

	Carrying	Total
September 30, 2014	Amount	Fair Value	Level 2	Level 3

	(Dollars in millions)
Financial assets:
HTM securities	$20,717	$20,502	$20,502	$	―
Loans and leases, net of ALLL excluding covered loans	115,839	115,563	―		115,563
Covered loans, net of ALLL	1,346	1,561	―		1,561
FDIC loss share receivable	609	228	―		228

Financial liabilities:
Deposits	130,895	131,107	131,107		―
FDIC loss share payable	698	689	―		689
Long-term debt	22,355	23,133	23,133		―

	Carrying	Total
December 31, 2013	Amount	Fair Value	Level 2	Level 3

	(Dollars in millions)
Financial assets:
HTM securities	$18,101	$17,530	$17,491	$39
Loans and leases, net of ALLL excluding covered loans	112,264	112,261	―	112,261
Covered loans, net of ALLL	1,921	2,200	―	2,200
FDIC loss share receivable	843	464	―	464

Financial liabilities:
Deposits	127,475	127,810	127,810	―
FDIC loss share payable	669	652	―	652
Long-term debt	21,493	22,313	22,313	―

The following is a summary of selected information pertaining to off-balance sheet financial instruments:

	September 30, 2014		December 31, 2013
	Notional/		Notional/
	Contract		Contract
	Amount	Fair Value	Amount	Fair Value

	(Dollars in millions)
Commitments to extend, originate or purchase credit	$49,181	$96	$45,333	$86
Residential mortgage loans sold with recourse	684	10	783	13
Other loans sold with recourse	4,566	9	4,594	9
Letters of credit and financial guarantees	3,608	21	4,355	39
37

NOTE 13. Derivative Financial Instruments

Derivative Classifications and Hedging Relationships

		September 30, 2014				December 31, 2013
	Hedged Item or	Notional	Fair Value			Notional	Fair Value
	Transaction	Amount	Gain		Loss	Amount	Gain		Loss

		(Dollars in millions)
Cash flow hedges:
Interest rate contracts:
Pay fixed swaps	3 mo. LIBOR funding	$9,650	$	―	$(172)	$4,300	$	―	$(203)

Fair value hedges:
Interest rate contracts:
Receive fixed swaps	Long-term debt	10,602		157	(15)	6,822		102	(3)
Pay fixed swaps	Commercial loans	172		―	(3)	178		―	(3)
Pay fixed swaps	Municipal securities	343		―	(108)	345		―	(83)
Total		11,117		157	(126)	7,345		102	(89)

Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Receive fixed swaps		8,144		322	(12)	8,619		370	(37)
Pay fixed swaps		8,041		9	(346)	8,401		31	(396)
Other swaps		1,394		5	(7)	1,586		6	(8)
Other		483		1	(1)	424		2	(2)
Foreign exchange contracts		585		9	(5)	384		2	(3)
Total		18,647		346	(371)	19,414		411	(446)

Mortgage banking:
Interest rate contracts:
Interest rate lock commitments		1,899		12	(2)	1,869		3	(14)
When issued securities, forward rate agreements and forward
	commitments	3,414		6	(8)	3,100		34	(7)
Futures contracts		1,270		―	―	―		―	―
Other		383		6	(1)	531		8	(7)
Total		6,966		24	(11)	5,500		45	(28)

MSRs:
Interest rate contracts:
Receive fixed swaps		3,793		117	(9)	6,139		36	(141)
Pay fixed swaps		3,802		9	(52)	5,449		89	(29)
Option trades		7,265		162	(18)	9,415		181	(31)
When issued securities, forward rate agreements and forward
	commitments	2,227		1	(1)	1,756		―	(3)
Total		17,087		289	(80)	22,759		306	(204)
	Total derivatives not designated as hedges	42,700		659	(462)	47,673		762	(678)
Total derivatives		$63,467		816	(760)	$59,318		864	(970)

Gross amounts not offset in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements not offset due to policy election				(468)	468			(514)	514
Cash collateral (received) posted				(98)	262			(44)	386
Net amount				$250	$(30)			$306	$(70)
38

Assets and liabilities related to derivatives are presented on a gross basis in the Consolidated Balance Sheets. The fair value of derivatives in a gain or loss position is included in other assets or liabilities, respectively, on the Consolidated Balance Sheets. Cash collateral posted for derivative instruments in a loss position is reported as restricted cash. Derivatives with dealer counterparties are governed by the terms of ISDA Master netting agreements and Credit Support Annexes. The ISDA Master agreements allow counterparties to offset trades in a gain against trades in a loss to determine net exposure and allows for the right of setoff in the event of either a default or an additional termination event. Credit Support Annexes govern the terms of daily collateral posting practices. Collateral practices mitigate the potential loss impact to affected parties by requiring liquid collateral to be posted on a scheduled basis to secure the aggregate net unsecured exposure. In addition to collateral, the right of setoff allows counterparties to offset net derivative values with a defaulting party against certain other contractual receivables from or obligations due to the defaulting party in determining the net termination amount. No portion of the change in fair value of derivatives designated as hedges has been excluded from effectiveness testing. The ineffective portion was immaterial for all periods presented.

The Effect of Derivative Instruments on the Consolidated Statements of Income
Three Months Ended September 30, 2014 and 2013

	Effective Portion
	Pre-tax Gain			Pre-tax Gain (Loss)
	(Loss) Recognized			Reclassified from
	in AOCI		Location of Amounts	AOCI into Income
	2014	2013	Reclassified from AOCI into Income	2014	2013

	(Dollars in millions)
Cash flow hedges:
Interest rate contracts	$(8)	$(13)	Total interest expense	$(21)	$(18)

				Pre-tax Gain
				(Loss) Recognized
			Location of Amounts	in Income
			Recognized in Income	2014	2013

				(Dollars in millions)
Fair value hedges:
Interest rate contracts			Total interest income	$(5)	$(6)
Interest rate contracts			Total interest expense	58	34
Total				$53	$28

Not designated as hedges:
Client-related and other risk management:
Interest rate contracts			Other noninterest income	$5	$5
Foreign exchange contracts			Other noninterest income	10	(2)
Mortgage banking:
Interest rate contracts			Mortgage banking income	20	(199)
MSRs:
Interest rate contracts			Mortgage banking income	23	(16)
Total				$58	$(212)
39

The Effect of Derivative Instruments on the Consolidated Statements of Income
Nine Months Ended September 30, 2014 and 2013

	Effective Portion
	Pre-tax Gain			Pre-tax Gain (Loss)
	(Loss) Recognized		Location of Amounts	Reclassified from
	in AOCI		Reclassified from AOCI	AOCI into Income
	2014	2013	into Income	2014	2013

	(Dollars in millions)
Cash Flow Hedges:
Interest rate contracts	$(33)	$207	Total interest expense	$(61)	$(58)

			Effective Portion
				Pre-tax Gain
			Location of Amounts	(Loss) Recognized
			Recognized	in Income
			in Income	2014	2013

	(Dollars in millions)
Fair Value Hedges:
Interest rate contracts			Total interest income	$(16)	$(16)
Interest rate contracts			Total interest expense	168	93
Total				$152	$77

Not Designated as Hedges:
Client-related and other risk management:
Interest rate contracts			Other noninterest income	$15	$19
Foreign exchange contracts			Other noninterest income	13	6
Mortgage Banking:
Interest rate contracts			Mortgage banking income	(7)	(101)
MSRs:
Interest rate contracts			Mortgage banking income	128	(149)
Total				$149	$(225)

The following table provides a summary of derivative strategies and the related accounting treatment:

	Cash Flow Hedges	Fair Value Hedges	Derivatives Not Designated as Hedges

Risk exposure	Variability in cash flows of interest payments on floating rate business loans, overnight funding, FHLB advances, medium-term bank notes and long-term debt.	Losses in value on fixed rate long-term debt, CDs, FHLB advances, loans and state and political subdivision securities due to changes in interest rates.	Risk associated with an asset or liability, including mortgage banking operations and MSRs, or for client needs. Includes exposure to changes in market rates and conditions subsequent to the interest rate lock and funding date for mortgage loans originated for sale.

Risk management objective	Hedge the variability in the interest payments and receipts on future cash flows for forecasted transactions related to the first unhedged payments and receipts of variable interest.	Convert the fixed rate paid or received to a floating rate, primarily through the use of swaps.	For interest rate lock commitment derivatives and LHFS, use mortgage-based derivatives such as forward commitments and options to mitigate market risk. For MSRs, mitigate the income statement effect of changes in the fair value of the MSRs.

Treatment for portion that is highly effective	Recognized in OCI until the related cash flows from the hedged item are recognized in earnings.	Recognized in current period income along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged.	Entire change in fair value recognized in current period income.

Treatment for portion that is ineffective	Recognized in current period income.	Recognized in current period income.	Not applicable

Treatment if hedge ceases to be highly effective or is terminated	Hedge is dedesignated. Effective changes in value that are recorded in OCI before dedesignation are amortized to yield over the period the forecasted hedged transactions impact earnings.	If hedged item remains outstanding, termination proceeds are included in cash flows from financing activities and effective changes in value are reflected as part of the carrying value of the financial instrument and amortized to earnings over its estimated remaining life.	Not applicable

Treatment if transaction is no longer probable of occurring during forecast period or within a short period thereafter	Hedge accounting is ceased and any gain or loss in OCI is reported in earnings immediately.	Not applicable	Not applicable

The following table presents information about BB&T's cash flow and fair value hedges:

	September 30,		December 31,
	2014		2013

	(Dollars in millions)
Cash flow hedges:
Net unrecognized after-tax loss on active hedges recorded in OCI	$(107)		$(127)
Net unrecognized after-tax gain on terminated hedges recorded in OCI
(to be recognized in earnings primarily from 2016 through 2021)	127		129
Estimated portion of net after-tax loss on active and terminated hedges
to be reclassified from OCI into earnings during the next 12 months	(51)		(50)
Maximum time period over which BB&T has hedged a portion of the variability
in future cash flows for forecasted transactions excluding those transactions relating to the payment of variable interest on existing instruments	8	yrs	7	yrs

Fair value hedges:
Unrecognized pre-tax gain on terminated hedges (to be recognized
as a reduction of interest expense through 2019)	$260		$326
Portion of pre-tax gain on terminated hedges to be recognized as a reduction
of interest expense during the next 12 months	88		87

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

	September 30,	December 31,
	2014	2013

	(Dollars in millions)
Cash collateral received from dealer counterparties	$79	$44
Derivatives in a net gain position secured by that collateral	78	46
Unsecured positions in a net gain with dealer counterparties after collateral postings	2	3

Cash collateral posted to dealer counterparties	247	356
Derivatives in a net loss position secured by that collateral	248	357
Additional collateral that would have been posted had BB&T's credit ratings
dropped below investment grade	3	4

Cash collateral received from central clearing parties	23	―
Derivatives in a net gain position secured by that collateral	21	26

Cash collateral, including initial margin, posted to central clearing parties	26	43
Derivatives in a net loss position secured by that collateral	25	43
Securities pledged to central clearing parties	124	82

NOTE 14. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	(Dollars in millions, except per share data, shares in thousands)
Net income available to common shareholders	$520	$268	$1,446	$1,025

Weighted average number of common shares	720,117	704,134	717,373	702,219
Effect of dilutive outstanding equity-based awards	9,872	11,967	10,221	11,063
Weighted average number of diluted common shares	729,989	716,101	727,594	713,282

Basic EPS	$0.72	$0.38	$2.02	$1.46

Diluted EPS	$0.71	$0.37	$1.99	$1.44

Anti-dilutive awards	14,016	22,570	14,606	30,141
43

NOTE 15. Operating Segments

As a result of new qualified mortgage regulations, during January 2014, approximately $8.3 billion of closed-end, first and second lien position residential mortgage loans were transferred from Community Banking to Residential Mortgage Banking based on a change in how these loans are managed. In connection with this transfer, $319 million of goodwill was transferred from Community Banking to Residential Mortgage Banking. The following tables have been revised to give retrospective effect to the transfer:

BB&T Corporation
Reportable Segments
Three Months Ended September 30, 2014 and 2013

	Community		Residential		Dealer		Specialized
	Banking		Mortgage Banking		Financial Services		Lending
	2014	2013	2014	2013	2014	2013	2014	2013

	(Dollars in millions)
Net interest income (expense)	$437	$431	$372	$397	$212	$210	$149	$181
Net intersegment interest income (expense)	296	326	(246)	(247)	(41)	(39)	(38)	(33)
Segment net interest income	733	757	126	150	171	171	111	148
Allocated provision for loan and lease losses	52	46	(48)	(29)	53	48	4	1
Noninterest income	322	321	82	96	―	1	63	58
Intersegment net referral fees (expense)	31	42	―	(1)	―	―	―	―
Noninterest expense	380	409	107	96	29	28	56	72
Amortization of intangibles	6	9	―	―	―	―	1	1
Allocated corporate expenses	285	260	21	17	7	7	15	17
Income (loss) before income taxes	363	396	128	161	82	89	98	115
Provision (benefit) for income taxes	132	146	48	61	31	33	27	33
Segment net income (loss)	$231	$250	$80	$100	$51	$56	$71	$82

Identifiable assets (period end)	$55,114	$55,190	$35,778	$37,436	$12,514	$11,503	$17,536	$17,076

					Other, Treasury		Total BB&T
	Insurance Services		Financial Services		and Corporate (1)		Corporation
	2014	2013	2014	2013	2014	2013	2014	2013

	(Dollars in millions)
Net interest income (expense)	$ ―	$1	$46	$42	$133	$155	$1,349	$1,417
Net intersegment interest income (expense)	1	2	66	70	(38)	(79)	―	―
Segment net interest income	1	3	112	112	95	76	1,349	1,417
Allocated provision for loan and lease losses	―	―	4	(1)	(31)	27	34	92
Noninterest income	387	357	186	179	(104)	(107)	936	905
Intersegment net referral fees (expense)	―	―	8	9	(39)	(50)	―	―
Noninterest expense	297	287	157	150	507	403	1,533	1,445
Amortization of intangibles	13	16	1	1	2	(1)	23	26
Allocated corporate expenses	21	14	30	24	(379)	(339)	―	―
Income (loss) before income taxes	57	43	114	126	(147)	(171)	695	759
Provision (benefit) for income taxes	21	16	43	47	(168)	114	134	450
Segment net income (loss)	$36	$27	$71	$79	$21	$(285)	$561	$309

Identifiable assets (period end)	$2,736	$2,876	$12,033	$11,051	$51,311	$46,576	$187,022	$181,708

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

BB&T Corporation
Reportable Segments
Nine Months Ended September 30, 2014 and 2013

	Community		Residential		Dealer		Specialized
	Banking		Mortgage Banking		Financial Services		Lending
	2014	2013	2014	2013	2014	2013	2014	2013

	(Dollars in millions)
Net interest income (expense)	$1,291	$1,280	$1,125	$1,196	$621	$625	$430	$533
Net intersegment interest income (expense)	893	1,018	(747)	(749)	(118)	(118)	(106)	(95)
Segment net interest income	2,184	2,298	378	447	503	507	324	438
Allocated provision for loan and lease losses	103	271	(69)	(6)	157	157	26	80
Noninterest income	933	918	210	408	1	4	163	164
Intersegment net referral fees (expense)	86	147	1	(1)	―	―	―	―
Noninterest expense	1,171	1,279	399	272	86	82	159	200
Amortization of intangibles	22	28	―	―	―	―	3	4
Allocated corporate expenses	853	780	63	50	21	22	44	49
Income (loss) before income taxes	1,054	1,005	196	538	240	250	255	269
Provision (benefit) for income taxes	385	368	74	204	91	95	65	69
Segment net income (loss)	$669	$637	$122	$334	$149	$155	$190	$200

Identifiable assets (period end)	$55,114	$55,190	$35,778	$37,436	$12,514	$11,503	$17,536	$17,076

					Other, Treasury		Total BB&T
	Insurance Services		Financial Services		and Corporate (1)		Corporation
	2014	2013	2014	2013	2014	2013	2014	2013

	(Dollars in millions)
Net interest income (expense)	$1	$2	$133	$127	$438	$491	$4,039	$4,254
Net intersegment interest income (expense)	4	5	193	213	(119)	(274)	―	―
Segment net interest income	5	7	326	340	319	217	4,039	4,254
Allocated provision for loan and lease losses	―	―	7	21	(56)	9	168	532
Noninterest income	1,242	1,150	552	539	(321)	(231)	2,780	2,952
Intersegment net referral fees (expense)	―	―	21	27	(108)	(173)	―	―
Noninterest expense	908	867	470	456	1,248	1,145	4,441	4,301
Amortization of intangibles	40	46	2	2	2	―	69	80
Allocated corporate expenses	57	43	90	74	(1,128)	(1,018)	―	―
Income (loss) before income taxes	242	201	330	353	(176)	(323)	2,141	2,293
Provision (benefit) for income taxes	74	68	124	132	(289)	216	524	1,152
Segment net income (loss)	$168	$133	$206	$221	$113	$(539)	$1,617	$1,141

Identifiable assets (period end)	$2,736	$2,876	$12,033	$11,051	$51,311	$46,576	$187,022	$181,708

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.
45

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, regarding the financial condition, results of operations, business plans and the future performance of BB&T that are based on the beliefs and assumptions of the management of BB&T and the information available to management at the time that these disclosures were prepared. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “projects,” “may,” “will,” “should,” “could,” and other similar expressions are intended to identify these forward-looking statements. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. Such factors include, but are not limited to, the following:

•	general economic or business conditions, either nationally or regionally, may result in, among other things, a deterioration in credit quality and/or a reduced demand for credit, insurance or other services;

•	disruptions to the credit and financial markets, either nationally or globally, including the impact of a downgrade of U.S. government obligations by one of the credit ratings agencies and the adverse effects of the ongoing sovereign debt crisis in Europe;

•	changes in the interest rate environment and cash flow reassessments may reduce NIM and/or the volumes and values of loans made or held as well as the value of other financial assets held;

•	competitive pressures among depository and other financial institutions may increase significantly;

•	legislative, regulatory or accounting changes, including changes resulting from the adoption and implementation of the Dodd-Frank Act may adversely affect the businesses in which BB&T is engaged;

•	local, state or federal taxing authorities may take tax positions that are adverse to BB&T;

•	a reduction may occur in BB&T’s credit ratings;

•	adverse changes may occur in the securities markets;

•	competitors of BB&T may have greater financial resources and develop products that enable them to compete more successfully than BB&T and may be subject to different regulatory standards than BB&T;

•	natural or other disasters could have an adverse effect on BB&T in that such events could materially disrupt BB&T’s operations or the ability or willingness of BB&T’s customers to access the financial services BB&T offers;

•	costs or difficulties related to the integration of the businesses of BB&T and its merger partners may be greater than expected;

•	expected cost savings or revenue growth associated with completed mergers and acquisitions may not be fully realized or realized within the expected time frames;

•	significant litigation could have a material adverse effect on BB&T

•	deposit attrition, customer loss and/or revenue loss following completed mergers and acquisitions may be greater than expected;

•	cyber-security risks, including “denial of service,” “hacking” and “identity theft,” that could adversely affect BB&T’s business and financial performance, or our reputation; and

•	failure to implement part or all of the new ERP general ledger system could adversely impact BB&T’s ability to provide timely and accurate financial reporting and could result in impairment charges that adversely impact BB&T’s financial condition and results of operations and could result in significant additional costs.

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

Amendments to the Capital Plan and Stress Test Rules

During October 2014, the FRB adopted a rule that amends the capital plan and stress test rules to modify the start date of the capital plan and stress test cycles from October 1 to January 1 of the following calendar year. The rule also amends the capital plan rule to limit a BHC’s ability to make capital distributions to the extent the BHC’s actual capital issuances are less than the amount indicated in its capital plan under baseline conditions, measured on a quarterly basis.

The FDIC published rulemaking that revises FDIC rules and regulations regarding the annual stress testing requirements for state non-member banks and state savings associations with total consolidated assets of more than $10 billion. FDIC regulations, which implement section 165(i)(2) of the Dodd-Frank Act, require covered banks to conduct annual stress tests and report the results of such stress tests to the FDIC and the FRB and publicly disclose a summary of the results of the required stress tests. The FDIC modified the “as-of” dates for financial data that covered banks will use to perform their stress tests as well as the reporting dates and public disclosure dates of the annual stress tests. The revisions to the regulations will become effective January 1, 2016.

Reporting Requirements Associated with Regulation QQ (Resolution Plans Required)

The FRB and the FDIC have provided additional guidance to institutions that will file resolution plans in December 2014. Each plan must describe the company's strategy for rapid and orderly resolution under the U.S. Bankruptcy Code in the event of material financial distress or failure of the company. Following review of the initial resolution plans, the agencies have provided each institution with guidance, clarification, and direction for their second resolution plans based on the relative size and scope of each institution’s U.S. operations. The agencies also released the tailored resolution plan template for 2014 plans. A tailored resolution plan focuses on the nonbanking operations of the institution and on the interconnections and interdependencies between the nonbanking and banking operations. The optional template is intended to facilitate the preparation of tailored resolution plans.

Home Mortgage Disclosure (Regulation C)

The CFPB published proposed amendments to Regulation C to implement changes to HMDA made by section 1094 of the Dodd-Frank Act. Specifically, the CFPB proposed several changes to revise the tests for determining which financial institutions and housing-related credit transactions are covered under HMDA. The CFPB also proposes to require financial institutions to report new data points identified in the Dodd-Frank Act, as well as other data points the CFPB believes may be necessary to carry out the purposes of HMDA. Further, the CFPB proposes to better align the requirements of Regulation C to existing industry standards where practicable. To improve the quality and timeliness of HMDA data, the CFPB proposed to require financial institutions with large numbers of reported transactions to submit their HMDA data on a quarterly, rather than an annual, basis.

Liquidity Coverage Ratio: Liquidity Risk Measurement Standards

The OCC, the FRB, and the FDIC have adopted a final rule that implements a quantitative liquidity requirement consistent with the liquidity coverage ratio standard established by the BCBS. Refer to “Market Risk Management” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section herein for additional information.

Enhanced Prudential Standards for Bank Holding Companies and Foreign Banking

The FRB has adopted amendments to Regulation YY to implement certain components of the enhanced prudential standards required to be established under Section 165 of the Dodd-Frank Act. The enhanced prudential standards include risk-based and leverage capital requirements, liquidity standards, requirements for overall risk management, stress-test requirements, and a 15-to-1 debt-to-equity limit for companies that the Financial Stability Oversight Counsel has determined pose a grave threat to financial stability. The amendments also establish risk-committee requirements and capital stress-testing requirements for certain BHCs and foreign banking organizations with total consolidated assets of $10 billion or more. The amendments became effective on June 1, 2014, and BB&T is on schedule to comply with the applicable requirements by the end of 2014.

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

Executive Summary

Consolidated net income available to common shareholders for the third quarter of 2014 was $520 million, an increase of $252 million compared to the same quarter of 2013. The earlier quarter included a $235 million tax adjustment in connection with a disputed tax position related to a financing transaction. On a diluted per common share basis, earnings for the third quarter of 2014 were $0.71, compared to $0.37 ($0.70 excluding the tax adjustment) for the earlier quarter.

BB&T’s results of operations for the third quarter of 2014 produced an annualized return on average assets of 1.19%, an annualized return on average risk-weighted assets of 1.58%, and an annualized return on average common shareholders’ equity of 9.60%, compared to prior year ratios of 0.68%, 0.89% and 5.44%, respectively.

During the third quarter of 2014, residential mortgage loans (primarily performing TDRs) with a carrying value of approximately $550 million were sold, which resulted in an ALLL release of $42 million, or $26 million on an after-tax basis. Results also reflect a loss on the early extinguishment of debt totaling $122 million, or $76 million on an after-tax basis, related to $1.1 billion of higher cost FHLB advances. BB&T also had favorable developments related to a tax position under examination that resulted in the recognition of a $50 million tax benefit.

Total revenues, which include net interest income on a FTE basis and noninterest income, were $2.3 billion for the third quarter of 2014, a decrease of $38 million compared to the third quarter of 2013. The decrease in total revenues consisted of a $69 million decrease in FTE net interest income and a $31 million increase in noninterest income. The decrease in FTE net interest income reflects a $98 million decrease in interest income, which primarily reflects lower yields on new loans, the continued runoff of higher yielding covered loans, and the sale of a consumer lending subsidiary during the fourth quarter of 2013. The decrease in interest income was partially offset by a $29 million decrease in funding costs compared to the same quarter of the prior year. NIM was 3.38%, down 30 basis points compared to the third quarter of 2013. The increase in noninterest income was primarily driven by a $30 million increase in insurance income.

The provision for credit losses, excluding covered loans, declined $44 million, or 48.9%, compared to the third quarter of 2013 due to the loan sale and improved credit quality. Excluding covered loans and the impact of the loan sale, net charge-offs for the third quarter of 2014 totaled $127 million, down $15 million compared to the quarter ended September 30, 2013. Excluding the RUFC and the impact of the loan sale, the reserve release was $17 million for the third quarter of 2014, compared to $63 million in the earlier quarter. Management anticipates no further ALLL releases in future quarters and, as a result, expects higher provision expense.

Noninterest expense was $1.6 billion for the third quarter of 2014, an increase of $85 million compared to the same period of 2013. This increase reflects a $122 million loss on early extinguishment of debt, which was partially offset by decreases in professional services and regulatory charges that totaled $26 million and $17 million, respectively.

The provision for income taxes was $134 million for the third quarter of 2014, compared to $450 million for the same quarter of the prior year. This produced an effective tax rate for the third quarter of 2014 of 19.3%, compared to 59.3% for the earlier quarter. The decrease in the effective tax rate reflects a $50 million tax benefit recognized in the current quarter and a $235 million tax charge that was recognized in the earlier quarter. Excluding the impact of these adjustments, the effective tax rates were 26.5% and 28.3% for the third quarter of 2014 and 2013, respectively.

NPAs, excluding covered foreclosed real estate, decreased $33 million during the quarter, primarily driven by a $39 million decline in nonperforming commercial and industrial loans. At September 30, 2014, NPLs represented 0.67% of loans and leases held for investment, excluding covered, compared to 0.71% at June 30, 2014. Total performing TDRs were $1.1 billion at September 30, 2014, a decrease of $548 million compared to June 30, 2014, primarily driven by the previously described loan sale.

Average loans held for investment for the third quarter of 2014 increased $1.5 billion, or an annualized 4.9%, compared to the second quarter of 2014. The increase in average loans held for investment was primarily driven by growth in the other lending subsidiaries, commercial and industrial and sales finance portfolios of $681 million, $509 million and $285 million, respectively. Growth in average loans held for investment was negatively impacted by continued runoff in the covered loan portfolio of $202 million.

Average deposits for the third quarter of 2014 were $130.6 billion, a $1.0 billion increase compared to the second quarter of 2014. The growth in average deposits included a $1.5 billion increase in average noninterest-bearing deposits and a $1.0 billion increase in average money market and savings deposits. This growth was partially offset by a $1.7 billion decrease in time deposits and IRAs. During the second quarter of 2014, BB&T completed the purchase of 21 branches in Texas that resulted in the acquisition of $1.2 billion in deposits. This acquisition had an $863 million impact on growth in average deposits for the third quarter of 2014, primarily in interest checking and money market and savings accounts. Deposit mix improved with average noninterest-bearing deposits increasing to 29.2% of total average deposits for the third quarter, compared to 28.3% for the prior quarter.

Total shareholders’ equity increased $1.5 billion compared to December 31, 2013. This increase was primarily driven by net income of $1.6 billion, net stock issuances of $306 million and a net change in AOCI that totaled $151 million, which primarily reflects a net increase in unrealized gains on AFS securities. These increases were partially offset by common and preferred dividends totaling $508 million and $111 million, respectively.

The Tier 1 common ratio, Tier 1 risk-based capital and total risk-based capital ratios were 10.5%, 12.4% and 15.1% at September 30, 2014, respectively. These risk-based capital ratios remain well above regulatory standards for well-capitalized banks. As of September 30, 2014, the Tier 1 common equity ratio was not required by the regulators and, therefore, was considered a non-GAAP measure. Refer to the section titled “Capital” herein for a discussion of how BB&T calculates and uses this measure in the evaluation of the Company.

During the third quarter of 2014, BB&T reached an agreement to acquire 41 retail branches in Texas with approximately $2.3 billion in deposits. BB&T also reached an agreement to acquire The Bank of Kentucky, a $1.9 billion bank with 32 branches and a strong market share in the northern Kentucky/Cincinnati market.

Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional information with respect to BB&T’s recent accomplishments and significant challenges.

Analysis Of Results Of Operations

The following table sets forth selected financial ratios for the last five calendar quarters.

Table 1
Annualized Performance Measures

		Three Months Ended
			(1)			(2)
		9/30/14	6/30/14	3/31/14	12/31/13	9/30/13
Rate of return on:
	Average assets	1.19%	1.04%	1.29%	1.30%	0.68%
	Average common shareholders’ equity	9.60	8.03	9.87	10.85	5.44
NIM (FTE)		3.38	3.43	3.52	3.56	3.68

(1)	Includes the impact of after-tax adjustments totaling $88 million that were recorded in connection with the previously described FHA-insured loan exposures and new information that impacted a previously recorded income tax reserve.
(2)	Includes the impact of an adjustment for uncertain income tax positions of $235 million related to a ruling issued by the U.S. Court of Federal Claims on September 20, 2013 regarding the IRS's disallowance of tax deductions and foreign tax credits taken in connection with a financing transaction entered into by BB&T in 2002.

Consolidated net income available to common shareholders for the first nine months of 2014 totaled $1.4 billion, compared to $1.0 billion earned during the corresponding period of the prior year. Financial results for the first nine months of 2014 were negatively impacted by a $16 million adjustment that reallocated certain partnership profit interests to noncontrolling interest holders in the first quarter of 2014, $88 million in after-tax adjustments related to FHA-insured mortgage loan exposures that were recorded in the second quarter of 2014, and a loss on the early extinguishment of debt that was incurred in the third quarter of 2014 that had a $76 million impact on an after-tax basis. These items were partially offset by adjustments in the third quarter of 2014 reflecting an allowance release related to a loan sale that had a $26 million impact on an after-tax basis, and a $50 million tax benefit resulting from favorable developments related to a tax position under examination by the IRS.

On a diluted per common share basis, earnings for the first nine months of 2014 were $1.99, compared to $1.44 earned during the first nine months of 2013. The financial results for the first nine months of 2013 were negatively impacted by adjustments to the provision for income taxes totaling $516 million.

Net Interest Income and NIM

Third Quarter 2014 compared to Third Quarter 2013

Net interest income on a FTE basis was $1.4 billion for the third quarter of 2014, a decrease of 4.7% compared to the same period in 2013. The decrease in net interest income was driven by a $98 million decrease in interest income, partially offset by a $29 million decrease in funding costs compared to the same quarter of the prior year. Average earning assets increased $5.9 billion, while average interest-bearing liabilities increased $107 million. Net interest margin was 3.38%, down 30 basis points compared to the earlier quarter. The decline in NIM was primarily driven by lower earning asset yields and continued runoff of covered assets, partially offset by improved funding costs.

The annualized FTE yield on the average securities portfolio for the third quarter was 2.43%, which was 13 basis points lower than the earlier period.

The annualized FTE yield on the total loan portfolio for the third quarter was 4.37%, a decrease of 45 basis points compared to the earlier quarter, which primarily reflects lower yields on new loans, the continued runoff of higher yielding covered loans, and the sale of a consumer lending subsidiary during the fourth quarter of 2013.

The average annualized cost of interest-bearing deposits was 0.26%, a decline of five basis points compared to the earlier quarter. This decrease was driven by a 19 basis point improvement in the cost of time deposits and IRAs and an improvement in deposit mix. The average annualized FTE rate paid on short-term borrowings was 0.14% for the third quarter of 2014, a one basis point increase from the rate paid during the same period of the prior year. The average annualized rate paid on long-term debt was 2.36%, a decrease of 69 basis points compared to the earlier quarter. This decrease was primarily the result of lower rates on new issuances during the last twelve months.

Management expects NIM to decrease by approximately three to five basis points during the fourth quarter of 2014, mainly due to covered asset runoff. Net interest income for the fourth quarter of 2014 is expected to decline slightly compared to the current quarter.

Nine Months of 2014 compared to Nine Months of 2013

Net interest income on a FTE basis was $4.1 billion for the nine months ended September 30, 2014, a decrease of $219 million, or 5.0%, compared to the same period in 2013. The decrease in net interest income reflects a $321 million decrease in interest income, which was partially offset by a $102 million decline in funding costs. For the nine months ended September 30, 2014, average earning assets increased $3.9 billion compared to the same period of 2013, while average interest-bearing liabilities decreased $1.8 billion. The NIM was 3.44% for the nine months ended September 30, 2014, compared to 3.71% for the same period of 2013. The 27 basis point decrease in NIM was due to lower yields on new earning assets and runoff of covered assets, partially offset by lower funding costs.

The annualized FTE yield on the average securities portfolio for the nine months ended September 30, 2014 was 2.45%, a decrease of six basis points compared to the annualized yield earned during the same period of 2013.

The annualized FTE yield for the total loan portfolio for the nine months ended September 30, 2014 was 4.46%, compared to 4.92% in the corresponding period of 2013. The decrease in the FTE yield on the total loan portfolio was primarily due to lower yields on new loans due to the low interest-rate environment and the runoff of covered loans.

The average annualized cost of interest-bearing deposits for the nine months ended September 30, 2014 was 0.26%, compared to 0.33% for the same period in the prior year, reflecting improvements in mix as well as rates.

For the nine months ended September 30, 2014, the average annualized FTE rate paid on short-term borrowings was 0.13%, a three basis point decline from the rate paid for the same period of 2013. The average annualized rate paid on long-term debt for the nine months of 2014 was 2.41%, compared to 3.17% for the same period in 2013. The decrease in the average rate paid on long-term debt primarily reflects lower rates on new debt issuances that have occurred over the last twelve months.

The following tables set forth the major components of net interest income and the related annualized yields and rates for the three and nine months ended September 30, 2014 compared to the same periods in 2013, as well as the variances between the periods caused by changes in interest rates versus changes in volumes. Changes attributable to the mix of assets and liabilities have been allocated proportionally between the changes due to rate and the changes due to volume.

Table 2-1
FTE Net Interest Income and Rate / Volume Analysis (1)
Three Months Ended September 30, 2014 and 2013

	Average Balances (7)		Annualized Yield/Rate		Income/Expense			Increase	Change due to
	2014	2013	2014	2013	2014	2013		(Decrease)	Rate	Volume

	(Dollars in millions)
Assets
Total securities, at amortized cost (2)
U.S. Treasury	$2,183	$518	1.48%	0.23%	$8	$	―	$8	$5	$3
GSE	5,465	5,358	2.12	2.06	29		28	1	―	1
MBS issued by GSE	29,340	27,050	1.98	2.01	145		135	10	(2)	12
States and political subdivisions	1,825	1,835	5.78	5.79	26		27	(1)	―	(1)
Non-agency MBS	242	277	7.77	5.75	5		4	1	2	(1)
Other	592	463	1.33	1.44	2		2	―	―	―
Covered	919	1,046	13.24	14.37	31		38	(7)	(3)	(4)
Total securities	40,566	36,547	2.43	2.56	246		234	12	2	10
Other earning assets (3)	1,842	2,173	1.71	1.49	8		8	―	1	(1)
Loans and leases, net of unearned income (4)(5)
Commercial:
Commercial and industrial	39,906	38,446	3.35	3.58	336		346	(10)	(23)	13
CRE - income producing properties	10,596	9,907	3.44	3.68	92		92	―	(6)	6
CRE - construction and development	2,670	2,459	3.46	3.92	23		24	(1)	(3)	2
Direct retail lending (6)	7,912	16,112	3.98	4.67	81		188	(107)	(25)	(82)
Sales finance	10,313	8,992	2.67	3.06	69		69	―	(9)	9
Revolving credit	2,396	2,308	8.67	8.60	52		50	2	―	2
Residential mortgage (6)	32,000	23,403	4.16	4.24	334		249	85	(5)	90
Other lending subsidiaries	11,234	11,018	8.88	10.09	251		280	(29)	(34)	5
Total loans and leases held for investment (excluding covered loans)	117,027	112,645	4.20	4.59	1,238		1,298	(60)	(105)	45
Covered	1,537	2,502	17.12	16.78	67		106	(39)	2	(41)
Total loans and leases held for investment	118,564	115,147	4.37	4.85	1,305		1,404	(99)	(103)	4
LHFS	1,907	3,118	4.23	3.73	19		30	(11)	4	(15)
Total loans and leases	120,471	118,265	4.37	4.82	1,324		1,434	(110)	(99)	(11)
Total earning assets	162,879	156,985	3.85	4.25	1,578		1,676	(98)	(96)	(2)
Nonearning assets	23,430	24,036
Total assets	$186,309	$181,021

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$18,588	$18,826	0.07	0.07	3		4	(1)	―	(1)
Money market and savings	49,974	48,676	0.16	0.12	20		15	5	5	―
Time deposits and IRAs	23,304	25,562	0.64	0.83	38		53	(15)	(11)	(4)
Foreign deposits - interest-bearing	639	640	0.07	0.06	―		―	―	―	―
Total interest-bearing deposits	92,505	93,704	0.26	0.31	61		72	(11)	(6)	(5)
Short-term borrowings	3,321	4,637	0.14	0.13	2		2	―	―	―
Long-term debt	22,069	19,447	2.36	3.05	130		148	(18)	(36)	18
Total interest-bearing liabilities	117,895	117,788	0.65	0.75	193		222	(29)	(42)	13
Noninterest-bearing deposits	38,103	34,244
Other liabilities	6,124	6,850
Shareholders’ equity	24,187	22,139
Total liabilities and shareholders’ equity	$186,309	$181,021
Average interest rate spread			3.20%	3.50%
NIM/net interest income			3.38%	3.68%	$1,385		$1,454	$(69)	$(54)	$(15)
Taxable-equivalent adjustment					$36		$37

(1)	Yields are stated on a FTE basis assuming tax rates in effect for the periods presented.
(2)	Total securities include AFS securities and HTM securities.
(3)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, trading securities, FHLB stock and other earning assets.
(4)	Loan fees, which are not material for any of the periods shown, are included for rate calculation purposes.
(5)	NPLs are included in the average balances.
(6)	During the first quarter of 2014, $8.3 billion in loans were transferred from direct retail lending to residential mortgage.
(7)	Excludes basis adjustments for fair value hedges.
53

Table 2-2
FTE Net Interest Income and Rate / Volume Analysis (1)
Nine Months Ended September 30, 2014 and 2013

	Average Balances (7)		Annualized Yield/Rate		Income/Expense		Increase	Change due to
	2014	2013	2014	2013	2014	2013	(Decrease)	Rate	Volume

	(Dollars in millions)
Assets
Total securities, at amortized cost (2)
U.S. Treasury	$1,918	$394	1.49%	0.23%	$21	$1	$20	$11	$9
GSE	5,557	4,821	2.09	2.02	87	73	14	3	11
MBS issued by GSE	29,436	27,792	2.00	1.97	441	410	31	6	25
States and political subdivisions	1,830	1,836	5.78	5.80	79	80	(1)	(1)	―
Non-agency MBS	250	288	7.46	5.63	14	12	2	4	(2)
Other	511	469	1.44	1.46	6	5	1	―	1
Covered	946	1,088	13.22	13.33	94	109	(15)	(1)	(14)
Total securities	40,448	36,688	2.45	2.51	742	690	52	22	30
Other earning assets (3)	1,898	2,543	2.20	1.52	31	29	2	11	(9)
Loans and leases, net of unearned income (4)(5)
Commercial:
Commercial and industrial	39,251	38,243	3.38	3.67	993	1,050	(57)	(84)	27
CRE - income producing properties	10,425	9,877	3.50	3.75	273	277	(4)	(19)	15
CRE - construction and development	2,565	2,641	3.55	3.87	68	77	(9)	(7)	(2)
Direct retail lending (6)	8,304	15,936	4.17	4.69	260	558	(298)	(56)	(242)
Sales finance	9,926	8,454	2.72	3.26	202	206	(4)	(37)	33
Revolving credit	2,372	2,285	8.69	8.53	154	146	8	3	5
Residential mortgage (6)	31,690	23,470	4.21	4.24	1,001	746	255	(5)	260
Other lending subsidiaries	10,678	10,475	9.17	10.47	733	821	(88)	(104)	16
Total loans and leases held for investment (excluding covered loans)	115,211	111,381	4.27	4.66	3,684	3,881	(197)	(309)	112
Covered	1,715	2,829	17.55	17.10	226	362	(136)	9	(145)
Total loans and leases held for investment	116,926	114,210	4.47	4.96	3,910	4,243	(333)	(300)	(33)
LHFS	1,540	3,494	4.28	3.46	49	91	(42)	18	(60)
Total loans and leases	118,466	117,704	4.46	4.92	3,959	4,334	(375)	(282)	(93)
Total earning assets	160,812	156,935	3.93	4.30	4,732	5,053	(321)	(249)	(72)
Nonearning assets	23,793	24,909
Total assets	$184,605	$181,844

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$18,536	$19,419	0.07	0.08	9	12	(3)	(2)	(1)
Money market and savings	49,240	48,417	0.14	0.13	53	48	5	4	1
Time deposits and IRAs	23,421	27,497	0.68	0.86	119	176	(57)	(33)	(24)
Foreign deposits - interest-bearing	743	658	0.07	0.09	―	―	―	―	―
Total interest-bearing deposits	91,940	95,991	0.26	0.33	181	236	(55)	(31)	(24)
Short-term borrowings	3,531	4,659	0.13	0.16	4	6	(2)	(1)	(1)
Long-term debt	22,234	18,811	2.41	3.17	401	446	(45)	(118)	73
Total interest-bearing liabilities	117,705	119,461	0.66	0.77	586	688	(102)	(150)	48
Noninterest-bearing deposits	36,720	33,456
Other liabilities	6,401	7,176
Shareholders’ equity	23,779	21,751
Total liabilities and shareholders’ equity	$184,605	$181,844
Average interest rate spread			3.27%	3.53%
NIM/net interest income			3.44%	3.71%	$4,146	$4,365	$(219)	$(99)	$(120)
Taxable-equivalent adjustment					$107	$111

(1)	Yields are stated on a FTE basis assuming tax rates in effect for the periods presented.
(2)	Total securities include AFS securities and HTM securities.
(3)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, trading securities, FHLB stock and other earning assets.
(4)	Loan fees, which are not material for any of the periods shown, are included for rate calculation purposes.
(5)	NPLs are included in the average balances.
(6)	During the first quarter of 2014, $8.3 billion in loans were transferred from direct retail lending to residential mortgage.
(7)	Excludes basis adjustments for fair value hedges.
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

Table 3
Covered Assets by Loss Share Agreement

	September 30, 2014
	Commercial	Single Family	Total

	(Dollars in millions)
Loans and leases	$741	$684	$1,425
AFS securities	1,285	―	1,285
Other assets	58	34	92
Total covered assets	$2,084	$718	$2,802

Assets subject to the single family loss sharing agreement are indemnified through August 31, 2019.

As of October 1, 2014, the loss sharing provisions of the commercial loss sharing agreement expired. As a result, losses on the assets subject to this agreement (commercial loans, other related assets and certain AFS securities) are no longer shared with the FDIC. However, gains on the disposition of assets subject to this agreement will be shared with the FDIC through September 30, 2017. Any gains realized after September 30, 2017 would not be shared with the FDIC.

Commercial loans that are no longer subject to loss sharing had a carrying value of $741 million and UPB of approximately $1.0 billion at September 30, 2014. Related other assets, primarily foreclosed property, no longer subject to loss sharing had a carrying value of $58 million at September 30, 2014. The AFS securities subject to the provisions of the commercial loss sharing agreement are carried at fair value, which totaled $1.3 billion at September 30, 2014.

Effective October 1, 2014, securities subject to the commercial loss sharing agreement with the FDIC related to the Colonial acquisition were no longer covered by loss sharing; however, any gains on the sale of these securities through September 30, 2017 would be shared with the FDIC. Since these securities are in a significant unrealized gain position, they continue to be effectively covered as any declines in the unrealized gains of the securities down to a contractually specified amount would reduce the liability to the FDIC at the applicable percentage. The contractually-specified amount is the acquisition date fair value less any paydowns, redemptions or maturities and OTTI and totaled approximately $663 million at September 30, 2014. Any further declines below the contractually-specified amount would not be subject to loss sharing.

The following table provides information related to the carrying amounts and fair values of the components of the FDIC loss share receivable (payable):

Table 4
FDIC Loss Share Receivable (Payable)

	September 30, 2014		December 31, 2013
Attributable to:	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in millions)
Covered loans	$609	$228	$843	$464
Covered securities	(571)	(538)	(565)	(521)
Aggregate loss calculation	(127)	(151)	(104)	(131)
Total	$(89)	$(461)	$174	$(188)

The decrease in the carrying amount attributable to covered loans was due to the receipt of cash from the FDIC and negative accretion due to the credit loss improvement, partially reduced by the FDIC’s share of losses on foreclosed property. The change in the carrying amount attributable to covered securities was due to the offsets to the accretion of the discount and the amount of changes in unrealized gains of covered securities. The change in the carrying amount attributable to the aggregate loss calculation is primarily due to accretion of the expected payment, which is included in “Accretion due to credit loss improvement” below. The fair values were based upon a discounted cash flow methodology that was consistent with the acquisition date methodology. The fair values attributable to covered loans and the aggregate loss calculation change over time due to the receipt of cash from the FDIC, updated credit loss assumptions and the passage of time. The fair value attributable to covered securities was based upon the timing and amount that would be payable to the FDIC should they settle at the current fair value at the conclusion of the gain sharing period.

The cumulative amount related to covered securities recognized through earnings resulted in a liability of $224 million as of September 30, 2014. Covered securities are classified as AFS and carried at fair market value, and the changes in unrealized gains/losses are offset by the applicable loss share percentage in AOCI, which resulted in a pre-tax liability of $347 million as of September 30, 2014. BB&T would only owe these amounts to the FDIC if BB&T were to sell these securities prior to the third quarter of 2017. BB&T does not currently intend to dispose of the covered securities.

Following the conclusion of the ten year loss share period in 2019, should actual aggregate losses, excluding securities, be less than an amount determined in accordance with these agreements, BB&T will pay the FDIC a portion of the difference. As of September 30, 2014, BB&T projects that Branch Bank would owe the FDIC approximately $167 million under the aggregate loss calculation. This liability is expensed over time and BB&T has recognized total expense of $127 million through September 30, 2014.

The following table provides information related to the income statement impact of covered loans and securities and the FDIC loss sharing receivable/payable. The table excludes all amounts related to other assets acquired and liabilities assumed in the acquisition.

Table 5
Revenue Impact from Covered Assets, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	(Dollars in millions)
Interest income-covered loans	$67	$106	$226	$362
Interest income-covered securities	31	38	94	109
Total interest income-covered assets	98	144	320	471
Provision for covered loans	12	(2)	28	(16)
FDIC loss share income, net	(87)	(74)	(259)	(218)
Adjusted net revenue	$23	$68	$89	$237

FDIC loss share income, net
Offset to provision for covered loans	$(10)	$2	$(22)	$13
Accretion due to credit loss improvement	(67)	(62)	(206)	(195)
Accretion for securities	(10)	(14)	(31)	(36)
Total	$(87)	$(74)	$(259)	$(218)

Third Quarter 2014 compared to Third Quarter 2013

Interest income on covered loans and securities for the third quarter of 2014 was $46 million lower than the third quarter of 2013, primarily resulting from decreased interest income related to covered loans totaling $39 million. The decline in interest income relating to covered loans primarily reflects lower average covered loan balances. The yield on covered loans for the third quarter of 2014 was 17.12%, compared to 16.78% in the earlier quarter.

The provision for covered loans was a recovery of $12 million for the third quarter of 2014, compared to a provision of $2 million for the same period of the prior year. FDIC loss share income, net was a negative $87 million for the third quarter of 2014, $13 million worse than the corresponding period of 2013, which primarily reflects the offset to the recovery in the provision for covered loans.

Nine Months of 2014 compared to Nine Months of 2013

Interest income on covered loans and securities for the nine months ended September 30, 2014 decreased $151 million compared to the nine months ended September 30, 2013. This decrease was driven by a 39.4% reduction in the average loan balance for the nine months ended September 30, 2014, compared to the same period of the prior year. The yield on covered loans for the nine months ended September 30, 2014 was 17.55%, compared to 17.10% in the corresponding period of 2013.

The provision for covered loans was a recovery of $28 million for the nine months ended September 30, 2014, compared to a provision of $16 million for the same period of the prior year. FDIC loss share income, net was a negative $259 million for the nine months ended September 30, 2014, $41 million worse than the corresponding period of 2013, which primarily reflects the offset to the recovery in the provision for covered loans.

Provision for Credit Losses

Third Quarter 2014 compared to Third Quarter 2013

The provision for credit losses, excluding covered loans, totaled $46 million for the third quarter of 2014, a decrease of $44 million compared to the same period of the prior year. This decrease reflects an improvement in loss frequencies related to the commercial and industrial portfolio, which resulted in a provision decrease totaling $41 million, a decrease in the provision related to the residential mortgage lending portfolio totaling $25 million, which primarily reflects the impact of the previously described loan sale, and a $33 million decrease in the provision related to the reserve for unfunded lending commitments. These decreases were partially offset by an $87 million increase in the provision related to the CRE lending portfolios, which primarily reflects an adjustment to recognize an increase in loss frequency estimates on these portfolios.

Net charge-offs for the third quarter of 2014 included $15 million related to the loan sale. Net charge-offs, excluding covered loans, were $142 million, for both the third quarter of 2014 and 2013. Net charge-offs were 0.48% of average loans and leases on an annualized basis for the third quarter of 2014, compared to 0.50% of average loans and leases for the same period in 2013. Management expects the net charge-off ratio to range from 45 to 50 basis points for the fourth quarter of 2014 resulting from a seasonal increase in the nonprime auto portfolio.

Nine Months of 2014 compared to Nine Months of 2013

The provision for credit losses, excluding covered loans, totaled $196 million for the nine months ended September 30, 2014, compared to $516 million for the same period of 2013. The improvement in the provision for credit losses was broad-based, including decreases in the commercial and industrial, revolving credit and other lending subsidiaries portfolios of $151 million, $32 million and $32 million, respectively. These decreases primarily reflect improvement in loss frequency estimates in these portfolios. The provisions related to the residential mortgage loan portfolios were down $73 million in the aggregate, reflecting the previously described loan sale and improving loss frequency estimates. The provision related to the reserve for unfunded lending commitments declined $88 million, which also reflects an improvement in loss frequency estimates.

Net charge-offs, excluding covered loans, for the nine months ended September 30, 2014 were $217 million lower than the comparable period of the prior year. The decrease was driven by significant reductions in net charge-offs for the commercial and industrial, direct retail lending, CRE – income producing properties and CRE – construction and development portfolios totaling $94 million, $57 million, $36 million and $34 million, respectively. Net charge-offs were 0.48% of average loans and leases on an annualized basis for the nine months ended September 30, 2014, compared to 0.76% of average loans and leases for the same period in 2013.

Noninterest Income

Third Quarter 2014 compared to Third Quarter 2013

Noninterest income for the third quarter of 2014 increased $31 million, or 3.4%, compared to the earlier quarter. This increase was primarily driven by higher insurance income, other income, investment banking and brokerage fees and commissions, trust and investment advisory revenues, and services charges on deposits, which were up a combined $54 million. These increases were partially offset by a decline in FDIC loss share income and lower mortgage banking income.

The increase in insurance income, which totaled $30 million compared to the earlier period, reflects increased production across nearly all lines of BB&T’s insurance businesses. Increases in other categories of noninterest income were primarily due to higher transaction volumes.

FDIC loss share income was $13 million worse than the same quarter of the prior year, which primarily reflects the offset to the provision for covered loans. Mortgage banking income was $10 million lower than the earlier quarter, which reflects a decline in production from the prior year’s record levels.

Nine Months of 2014 compared to Nine Months of 2013

Noninterest income for the nine months ended September 30, 2014 totaled $2.8 billion, compared to $3.0 billion for the same period in 2013, a decrease of $172 million. This change was primarily driven by a $198 million decrease in mortgage banking income, which reflects a decline in the volume of residential mortgage loan production and sales and tighter margins. Net securities gains were down $49 million compared to the prior period, which reflects a loss of $3 million for the first nine months of 2014, compared to a gain of $46 million in the same period of the prior year. FDIC loss share income, net for the first nine months of 2014 was $41 million lower than the same period of the prior year, which primarily reflects the offset related to the recovery in the provision for covered loans.

Insurance income totaled $1.2 billion for the nine months ended September 30, 2014, an increase of $88 million compared to the corresponding period of 2013. This increase primarily reflects higher production and firming market conditions across nearly all lines of BB&T’s insurance businesses.

Other categories of noninterest income, including service charges on deposits, investment banking and brokerage fees and commissions, bankcard fees and merchant discounts, trust and investment advisory revenues, checkcard fees, income from bank-owned life insurance and other income totaled $1.5 billion during the nine months ended September 30, 2014, up $28 million compared with the same period of 2013.

Noninterest Expense

Third Quarter 2014 compared to Third Quarter 2013

Noninterest expense totaled $1.6 billion for the third quarter of 2014, an increase of $85 million compared to the same period of 2013. The increase was primarily driven by the previously described $122 million loss on early extinguishment of debt and higher loan-related expense, partially offset by decreased personnel expense, professional services and regulatory charges.

Loan-related expense for the third quarter of 2014 was $14 million higher than the same period of the prior year, primarily due to higher mortgage foreclosure-related expenses. Personnel expense, which declined $10 million compared to the prior year, reflects a decrease in qualified pension plan expense that was driven by lower amortization of net actuarial losses and fewer full time equivalent employees, partially offset by higher production-related incentives. Professional services decreased $26 million primarily due to lower legal and project-related expenses. Regulatory charges decreased $17 million largely due to improved credit and the beneficial impact associated with bank note issuances. Other expense was flat as higher operating charge-offs in the current quarter were offset by adjustments to the carrying value of certain owned real estate in the earlier quarter.

Other categories of noninterest expenses, including occupancy and equipment, software, outside IT services, amortization of intangibles, foreclosed property expense and merger-related and restructuring charges totaled $285 million for the current quarter, compared to $284 million for the same period of 2013.

Management expects noninterest expense to be below $1.4 billion for the fourth quarter of 2014.

Nine Months of 2014 compared to Nine Months of 2013

Noninterest expenses totaled $4.5 billion for the nine months ended September 30, 2014, an increase of $129 million, or 2.9%, over the same period of the prior year. Primary drivers for the increase in noninterest expense include the loss on early extinguishment of debt as well as higher loan-related expense, outside IT services and other expense, partially offset by declines in personnel expense, professional services and regulatory charges.

Loan-related expense, outside IT services and other expense increased by $62 million, $28 million and $90 million, respectively, compared to the earlier period. The increases in other expense and loan-related expense primarily reflect the impact of the adjustments related to FHA-insured loan exposures. The increase in loan-related expense also includes higher foreclosure-related expenses. The increase in outside IT services is primarily due to work related to various system enhancement and replacement projects.

Personnel expense was $2.4 billion for the nine months ended September 30, 2014, a decrease of $80 million compared to the same period of the prior year. This decrease primarily resulted from a decrease in qualified pension plan expense that was driven by lower amortization of net actuarial losses and fewer full time equivalent employees. Professional services declined $42 million from the same period of the prior year, which reflects lower legal fees and decreased expenses related to systems and process-related enhancements. Regulatory charges declined $28 million reflecting improved credit quality and the beneficial impact associated with the issuance of bank notes over the last twelve months.

Other categories of noninterest expense, including occupancy and equipment expense, software expense, amortization of intangibles, foreclosed property expense and merger-related and restructuring charges totaled $770 million for the nine months ended September 30, 2014 compared to $793 million for the same period of 2013.

Provision for Income Taxes

Third Quarter 2014 compared to Third Quarter 2013

The provision for income taxes was $134 million for the third quarter of 2014, compared to $450 million for the same quarter of the prior year. This produced an effective tax rate for the third quarter of 2014 of 19.3%, compared to 59.3% for the same quarter of the prior year. The decrease in the effective tax rate primarily reflects a $50 million tax benefit recognized in the third quarter of 2014 and a $235 million tax charge in the third quarter of 2013. Adjusting for the impact of these adjustments, the effective tax rates were 26.5% and 28.3% for the third quarter of 2014 and 2013, respectively. For the fourth quarter of 2014, management is expecting an effective tax rate similar to the adjusted rate for the third quarter of 2014.

Nine Months of 2014 compared to Nine Months of 2013

The provision for income taxes was $524 million for the nine months ended September 30, 2014, compared to $1.2 billion for the same period of the prior year. This decrease primarily reflects the $36 million net tax benefit recognized in 2014 and $516 million of income tax charges in 2013. BB&T’s effective income tax rate for the nine months ended September 30, 2014 was 24.5%, compared to 50.2% for the same period of the prior year. The decrease in the effective tax rate is primarily due to the adjustments described above.

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

As a result of new qualified mortgage regulations, during January 2014, approximately $8.3 billion of closed-end, first and second lien position residential mortgage loans were transferred from Community Banking to Residential Mortgage Banking based on a change in how these loans are managed. The following discussion gives retrospective effect to the transfer.

Table 6
BB&T Corporation
Net Income by Reportable Segments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	(Dollars in millions)
Community Banking	$231	$250	$669	$637
Residential Mortgage Banking	80	100	122	334
Dealer Financial Services	51	56	149	155
Specialized Lending	71	82	190	200
Insurance Services	36	27	168	133
Financial Services	71	79	206	221
Other, Treasury and Corporate	21	(285)	113	(539)
BB&T Corporation	$561	$309	$1,617	$1,141

Third Quarter 2014 compared to Third Quarter 2013

Community Banking

Community Banking serves individual and business clients by offering a variety of loan and deposit products and other financial services. The segment is primarily responsible for acquiring and maintaining client relationships.

Community Banking net income was $231 million in the third quarter of 2014, a decrease of $19 million compared to the earlier quarter. Segment net interest income decreased $24 million, primarily driven by lower credit spreads, partially offset by growth in commercial real estate, dealer floor plan, and direct retail loans. Intersegment net referral fees decreased $11 million driven by lower mortgage banking referrals. The $29 million decrease in noninterest expense was primarily attributable to lower personnel, occupancy and equipment and regulatory expense.

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

Residential Mortgage Banking net income was $80 million in the third quarter of 2014, a decrease of $20 million compared to the earlier quarter. Segment net interest income decreased $24 million, primarily the result of loan mix and lower average loans held for sale balances. Noninterest income decreased $14 million, which reflects a decline in production from the prior year’s record levels. This decrease was partially offset by higher gain on sale margins driven by a higher retail production mix and higher mortgage loan servicing income. Noninterest expense increased $11 million, primarily attributable to higher foreclosure-related expense, partially offset by lower personnel expense. The allocated provision for credit losses was a net recovery of $48 million in the current quarter compared to a $29 million net recovery in the earlier quarter, which reflects the allowance release related to the sale of residential mortgage loans in the current quarter, partially offset by a moderation in the rate of improvement in credit trends compared to the earlier quarter.

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

Dealer Financial Services net income was $51 million in the third quarter of 2014, a decrease of $5 million compared to the earlier quarter, primarily due to an increase in the allocated provision for credit losses. The allocated provision for credit losses increased $5 million primarily due to higher charge-offs in the Regional Acceptance loan portfolio which reflects a normalization of credit trends in that portfolio. Dealer Financial Services grew average loans by $1.1 billion, or 10.3%, compared to the earlier quarter.

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

Specialized Lending net income was $71 million in the third quarter of 2014, a decrease of $11 million compared to the earlier quarter. Segment net interest income decreased $37 million compared to the earlier quarter, which primarily reflects the sale of a consumer lending subsidiary in the fourth quarter of 2013. Noninterest expense decreased $16 million driven by lower personnel, occupancy and equipment, loan-related and professional services expense. Small ticket consumer finance, equipment finance, mortgage warehouse lending and commercial mortgage experienced strong growth compared to the earlier quarter.

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

Insurance Services net income was $36 million in the third quarter of 2014, an increase of $9 million compared to the earlier quarter. The increase in net income was primarily due to higher noninterest income of $30 million driven by higher property and casualty insurance commissions as the result of strong new and renewal business and improving market conditions. Noninterest expense increased $10 million, primarily attributable to higher personnel expense, business referral expense, and operating charge-offs.

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

Financial Services net income was $71 million in the third quarter of 2014, a decrease of $8 million from the earlier quarter. Noninterest expense increased $7 million compared to the earlier quarter, driven by higher performance-based incentives, sub-advisory fees, and mutual fund administration and distribution fees. The allocated provision for credit losses increased $5 million as the result of a moderation in the rate of improvement in credit trends related to the Corporate Banking loan portfolio compared to the earlier quarter. Noninterest income increased $7 million, driven by higher investment banking and trust and investment advisory income. Financial Services continues to generate significant loan growth, with Corporate Banking’s average loan balances increasing $1.9 billion, or 24.5%, over the earlier quarter while BB&T Wealth’s average loan balances increased $250 million, or 27.1%.

Other, Treasury & Corporate

Net income in Other, Treasury & Corporate can vary due to the changing needs of the Company, including the size of the investment portfolio, the need for wholesale funding, and income received from derivatives used to hedge the balance sheet.

In the third quarter of 2014, Other, Treasury & Corporate generated net income of $21 million compared to a net loss of $285 million in the earlier quarter. This segment’s results include the $50 million tax benefit that was recognized in the current quarter and the $235 million adjustment to the income tax provision that was recognized in the earlier quarter. Segment net interest income increased $19 million in the current quarter primarily due to an increase in the size of the investment portfolio and lower corporate borrowing costs. The allocated provision for credit losses was a net recovery of $31 million in the current quarter compared to a $27 million provision in the earlier quarter, which reflects the impact of the quarterly reassessment of expected future cash flows on the covered loan portfolio and a $33 million decrease in the reserve for unfunded lending commitments driven by improvements in the current quarter related to the mix of lines of credit, letters of credit, and bankers’ acceptances. Noninterest expense increased $104 million, primarily due to a $122 million loss on early extinguishment of FHLB debt, partially offset by lower professional services expense.

Nine Months of 2014 compared to Nine Months of 2013

Community Banking

Community Banking net income was $669 million for the nine months ended September 30, 2014, compared to $637 million in the same period of the prior year. The allocated provision for credit losses decreased $168 million driven by lower business and consumer loan charge-offs. The $108 million decrease in noninterest expense was primarily attributable to lower personnel, occupancy and equipment, restructuring, and regulatory expense. Segment net interest income decreased $114 million, primarily due to lower yields on new loans and lower funding spreads earned on deposits, partially offset by loan and noninterest-bearing deposit growth. Intersegment net referral fees decreased $61 million driven by lower mortgage banking referrals. Allocated corporate expenses increased $73 million driven by internal business initiatives.

Residential Mortgage Banking

Residential Mortgage Banking generated net income of $122 million for the nine months ended September 30, 2014, compared to $334 million in the same period of the prior year. Segment net interest income decreased $69 million, primarily the result of loan mix and lower average balances in the LHFS portfolio. Noninterest income decreased $198 million driven by lower gains on residential mortgage loan production and sales due to significantly lower mortgage loan originations and tighter pricing due to competitive factors. This decrease was partially offset by an increase in net servicing income of $35 million, primarily due to slower prepayment speeds and a $5.9 billion, or 7.0%, increase in the investor-owned servicing portfolio. Noninterest expense increased $127 million, which primarily reflects the impact of adjustments in the second quarter of 2014 totaling $118 million related to the previously described FHA-insured loan exposures. The allocated provision for credit losses was a net recovery of $69 million in the first nine months of 2014 compared to a net recovery of $6 million in the same period of the prior year, which reflects the benefit of the sale of $550 million of residential mortgage loans in the current quarter and a moderation in loan growth compared to the prior year. The provision for income taxes decreased $130 million, primarily due to lower pre-tax income.

Dealer Financial Services

Dealer Financial Services net income was $149 million for the nine months ended September 30, 2014, compared to $155 million in the same period of the prior year. Segment net interest income decreased $4 million, primarily due to lower credit spreads on loans, partially offset by loan growth. Noninterest expense increased $4 million, driven by higher personnel expense. Dealer Financial Services grew average loans by $1.2 billion, or 11.2%, compared to the same period of the prior year as the result of strong growth in the prime and nonprime auto lending businesses.

Specialized Lending

Specialized Lending net income was $190 million for the first nine months of 2014, compared to $200 million in the same period of the prior year. Segment net interest income decreased $114 million compared to the same period in the prior year, which primarily reflects the sale of a consumer lending subsidiary during the fourth quarter of 2013 and lower credit spreads on loans. The sale of this subsidiary also had a beneficial impact on the allocated provision for credit losses, which decreased $54 million. The provision decrease was also partially attributable to recoveries in the commercial finance portfolio in the current period. Noninterest expense decreased $41 million driven by lower personnel, loan processing and professional services expense. Small ticket consumer finance, equipment finance, and governmental finance experienced strong growth compared to the same period of the prior year.

Insurance Services

Insurance Services net income was $168 million for the first nine months of 2014, compared to $133 million in the same period of the prior year. Insurance Services’ noninterest income increased $92 million, primarily due to higher performance-based commissions, increased commissions on new and renewal property and casualty business and an increase in employee benefit commissions of $14 million primarily due to a refinement to the process used to estimate commission income on certain policies invoiced by the insurance carrier but not yet received by BB&T. Noninterest expense increased $41 million driven by higher salaries, performance-based incentives, operating charge-offs and business referral expense.

Financial Services

Financial Services net income was $206 million for the first nine months of 2014, compared to $221 million in the same period in the prior year. Segment net interest income decreased $14 million, primarily due to lower credit spreads on loans and funding spreads on deposits, partially offset by loan and deposit growth. Allocated corporate expenses increased $16 million driven by internal business initiatives. Noninterest expense increased $14 million, primarily due to higher operating charge-offs, sub-advisory fees, mutual fund administration and distribution fees, and occupancy and equipment expense. The allocated provision for credit losses decreased $14 million, reflecting improved loss frequency in the large corporate loan portfolio as a result of improved credit metrics. Noninterest income increased $13 million, primarily due to higher trust and investment advisory income. Financial Services continues to generate significant loan growth through expanded lending strategies, with Corporate Banking’s average loan balances increasing $1.6 billion, or 21.9%, compared to the same period in the prior year, while BB&T Wealth’s average loan balances increased $201 million, or 23.1%. BB&T Wealth also grew transaction account balances by $402 million, or 17.5%, and money market and savings balances by $555 million, or 9.2%, compared to the same period in the prior year.

Other, Treasury & Corporate

Other, Treasury & Corporate net income was $113 million for the first nine months of 2014, compared to a net loss of $539 million in the same period of the prior year. Results in the prior year include $516 million in adjustments for uncertain income tax positions as previously described. Segment net interest income increased $102 million, primarily due to an increase in the investment portfolio, lower funding credits on deposits allocated to Community Banking and Financial Services and lower corporate borrowing costs, partially offset by runoff in the covered loan portfolio. The credit for allocated corporate expenses increased $110 million compared to the prior year related to investments in application systems and business initiatives allocated to the other segments. Intersegment net referral fee expense decreased $65 million as the result of a lower level of mortgage banking referral income that was allocated to both Community Banking and Financial Services. Noninterest income decreased $90 million primarily due to lower securities gains in the investment portfolio and lower FDIC loss share income. Noninterest expense increased $103 million, primarily due to $122 million in expense related to early extinguishment of FHLB debt, partially offset by lower professional services expense. The $289 million benefit for income taxes in the current period includes the $50 million tax adjustment previously discussed.

Analysis Of Financial Condition

Investment Activities

The total securities portfolio was $41.9 billion at September 30, 2014, an increase of $1.7 billion, compared to December 31, 2013. As of September 30, 2014, the securities portfolio included $21.2 billion of AFS securities (at fair value) and $20.7 billion of HTM securities (at amortized cost).

The effective duration of the securities portfolio decreased to 4.6 years at September 30, 2014, compared to 5.5 years at December 31, 2013, primarily the result of lower interest rates. The duration of the securities portfolio excludes equity securities, auction rate securities and certain non-agency residential MBS that were acquired in the Colonial acquisition.

See Note 3 “Securities” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to BB&T’s evaluation of securities for OTTI.

Lending Activities

Average loans held for investment for the third quarter of 2014 increased $1.5 billion, or an annualized 4.9%, compared to the prior quarter. The increase in average loans held for investment was primarily driven by growth in the other lending subsidiaries, commercial and industrial and sales finance portfolios of $681 million, $509 million and $285 million, respectively. Growth in average loans held for investment was negatively impacted by continued runoff in the covered loan portfolio of $202 million.

Management expects that average total loans will be down 1% to 2% on an annualized basis in the fourth quarter of 2014 compared to the current quarter, but up 1% to 2% on an annualized basis excluding residential mortgage lending.

The following table presents the composition of average loans and leases:

	Table 7
	Composition of Average Loans and Leases

		For the Three Months Ended
		9/30/14	6/30/14	3/31/14	12/31/13	9/30/13

		(Dollars in millions)
	Commercial:
	Commercial and industrial	$39,906	$39,397	$38,435	$38,101	$38,446
	CRE - income producing properties	10,596	10,382	10,293	10,031	9,907
	CRE - construction and development	2,670	2,566	2,454	2,433	2,459
	Direct retail lending (1)	7,912	7,666	9,349	15,998	16,112
	Sales finance	10,313	10,028	9,428	9,262	8,992
	Revolving credit	2,396	2,362	2,357	2,357	2,308
	Residential mortgage (1)	32,000	32,421	30,635	23,979	23,403
	Other lending subsidiaries	11,234	10,553	10,236	10,448	11,018
	Total average loans and leases held for
	investment (excluding covered loans)	117,027	115,375	113,187	112,609	112,645
	Covered	1,537	1,739	1,874	2,186	2,502
	Total average loans and leases held for
	investment	118,564	117,114	115,061	114,795	115,147
	LHFS	1,907	1,396	1,311	2,206	3,118
	Total average loans and leases	$120,471	$118,510	$116,372	$117,001	$118,265

(1)	During the first quarter of 2014, $8.3 billion of loans were transferred from direct retail lending to residential mortgage.

Average residential mortgage loans decreased $421 million compared to the prior quarter, which reflects a change in strategy that resulted in all loans with eligible collateral types, including adjustable rate mortgages and 10 and 15 year term production, being directed to the held for sale portfolio. The decline also reflects the impact on average mortgage loan balances arising from the previously described loan sale that occurred in the third quarter.

Average other lending subsidiaries loans increased $681 million, or 25.6% annualized, compared to the prior quarter. This increase was driven by growth in the small ticket consumer finance portfolio, which totaled $208 million, or 27.0% on an annualized basis, along with seasonal growth in the insurance premium finance portfolio totaling $204 million and a $112 million increase in the non-prime automobile finance portfolio.

Average commercial and industrial loans increased $509 million, or an annualized 5.1%, compared to the prior quarter, driven by growth in middle-market corporate lending, mortgage warehouse lending and tax-exempt financings. The CRE – construction and development and CRE – income producing properties portfolios reported annualized growth rates of 16.1% and 8.2%, respectively. The average sales finance portfolio increased $285 million, or 11.3% annualized, based on continued strength in the prime automobile lending market.

Asset Quality

The following discussion excludes assets covered by FDIC loss sharing agreements that provide for reimbursement to BB&T for the majority of losses incurred on those assets. Covered loans, which are considered performing due to the application of the expected cash flows method, were $1.4 billion and $2.0 billion at September 30, 2014 and December 31, 2013, respectively. In addition, these loans are accounted for on a pooled basis, whereas individual loans with similar risk characteristics at the acquisition date were aggregated into a unit of account. Covered foreclosed real estate totaled $56 million and $121 million at September 30, 2014 and December 31, 2013, respectively. Refer to FDIC Loss Share Receivable and the Net Revenue Impact from Covered Assets in the Analysis of Results of Operations section of Management’s Discussion and Analysis for additional disclosures.

Asset quality continued to improve during the third quarter of 2014. NPAs, which include foreclosed real estate, repossessions, NPLs and nonperforming TDRs, totaled $883 million at September 30, 2014, compared to $1.1 billion at December 31, 2013. The decrease in NPAs included declines in NPLs and foreclosed property of $151 million and $19 million, respectively. NPAs are at their lowest level since December 31, 2007. NPAs as a percentage of loans and leases plus foreclosed property were 0.75% at September 30, 2014, compared with 0.92% at December 31, 2013. Management expects NPAs to decline modestly in the fourth quarter of 2014.

The following table presents activity in NPAs:

Table 8
Rollforward of NPAs

		Nine Months Ended September 30,
		2014	2013

		(Dollars in millions)
	Beginning balance	$1,053	$1,536
	New NPAs	998	1,283
	Advances and principal increases	57	136
	Disposals of foreclosed assets	(362)	(400)
	Disposals of NPLs (1)	(178)	(301)
	Charge-offs and losses	(237)	(423)
	Payments	(305)	(496)
	Transfers to performing status	(152)	(172)
	Other, net	9	(1)
	Ending balance	$883	$1,162

(1)	Includes charge-offs and losses recorded upon sale of $25 million and $65 million for the nine months ended September 30, 2014 and 2013, respectively.
65

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

The following tables summarize asset quality information, excluding covered assets, for the past five quarters:

Table 9
Asset Quality (Excluding Covered Assets)

	Three Months Ended
	9/30/2014	6/30/2014	3/31/2014	12/31/2013	9/30/2013

	(Dollars in millions)
NPAs (1)
NPLs:
Commercial:
Commercial and industrial	$259	$298	$334	$363	$415
CRE - income producing properties	81	84	98	113	127
CRE - construction and development	37	38	49	51	66
Direct retail lending (2)	50	49	52	109	110
Sales finance	5	5	4	5	5
Residential mortgage (2)(3)	298	320	319	243	238
Other lending subsidiaries (3)(4)	54	47	47	51	69
Total NPLs held for investment (4)	784	841	903	935	1,030
Foreclosed real estate (5)	75	56	59	71	85
Other foreclosed property	24	19	24	47	47
Total NPAs (4)(5)	$883	$916	$986	$1,053	$1,162

Performing TDRs (6)
Commercial:
Commercial and industrial	$90	$86	$76	$77	$74
CRE - income producing properties	25	27	42	50	50
CRE - construction and development	28	30	32	39	44
Direct retail lending (2)	89	91	93	187	185
Sales finance	20	18	19	17	18
Revolving credit	44	46	47	48	51
Residential mortgage—nonguaranteed (2)(3)(7)	254	814	836	785	720
Residential mortgage—government guaranteed	437	433	387	376	383
Other lending subsidiaries (3)(4)	151	141	132	126	200
Total performing TDRs (4)(7)	$1,138	$1,686	$1,664	$1,705	$1,725

Loans 90 days or more past due and still accruing
Direct retail lending (2)	$13	$11	$10	$33	$34
Sales finance	5	3	4	5	5
Revolving credit	10	8	9	10	11
Residential mortgage—nonguaranteed (2)	79	80	76	69	68
Residential mortgage—government guaranteed (8)	232	254	305	296	266
Other lending subsidiaries	―	―	4	5	4
Total loans 90 days or more past due and still accruing (8)(9)	$339	$356	$408	$418	$388

Loans 30-89 days past due
Commercial:
Commercial and industrial	$19	$21	$26	$35	$27
CRE - income producing properties	5	7	14	8	13
CRE - construction and development	1	2	3	2	2
Direct retail lending (2)	40	41	50	132	121
Sales finance	55	49	45	56	46
Revolving credit	22	20	21	23	22
Residential mortgage—nonguaranteed (2)(3)	424	513	485	454	402
Residential mortgage—government guaranteed (10)	95	87	73	88	95
Other lending subsidiaries (3)(4)	217	197	133	221	268
Total loans 30 - 89 days past due (4)(10)(11)	$878	$937	$850	$1,019	$996
67

(1)	Covered loans are considered to be performing due to the application of the accretion method. Covered loans that are contractually past due are noted below.
(2)	During the first quarter of 2014, approximately $55 million of nonaccrual loans, $94 million of performing TDRs, $22 million of loans 90 days or more past due and $83 million of loans 30-89 days past due were transferred from direct retail lending to residential mortgage.
(3)	During the fourth quarter of 2013, approximately $16 million of nonaccrual loans, $66 million of performing TDRs and $40 million of loans 30-89 days past due were transferred from other lending subsidiaries to residential mortgage.
(4)	During the fourth quarter of 2013, approximately $9 million of nonaccrual loans, $24 million of performing TDRs and $26 million of loans 30-89 days past due were sold in connection with the sale of a consumer lending subsidiary.
(5)	Excludes covered foreclosed real estate totaling $56 million, $56 million, $98 million, $121 million, and $148 million at September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013, and September 30, 2013, respectively.
(6)	Excludes TDRs that are nonperforming totaling $207 million, $192 million, $213 million, $193 million and $191 million at September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013, and September 30, 2013, respectively. These amounts are included in total nonperforming assets.
(7)	During the third quarter of 2014, approximately $540 million of performing residential mortgage TDRs were sold.
(8)	Excludes government guaranteed GNMA mortgage loans that BB&T has the right but not the obligation to repurchase that are 90 days or more past due totaling $395 million, $423 million, $486 million, $511 million and $497 million at September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013, and September 30, 2013, respectively.
(9)	Excludes covered loans past due 90 days or more totaling $229 million, $249 million, $258 million, $304 million and $364 million at September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013, and September 30, 2013, respectively.
(10)	Excludes government guaranteed GNMA mortgage loans that BB&T has the right but not the obligation to repurchase that are past due 30-89 days totaling $4 million, $3 million, $2 million, $4 million and $5 million at September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013, and September 30, 2013, respectively.
(11)	Excludes covered loans past due 30-89 days totaling $41 million, $84 million, $85 million, $88 million and $104 million at September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013, and September 30, 2013, respectively.
68

Table 10
Asset Quality Ratios

	As of / For the Three Months Ended
	9/30/2014		6/30/2014		3/31/2014		12/31/2013		9/30/2013
Asset Quality Ratios (including covered assets)
Loans 30 - 89 days past due and still accruing as a
percentage of loans and leases (1)	0.77%		0.85%		0.80%		0.95%		0.95%
Loans 90 days or more past due and still accruing as a
percentage of loans and leases (1)	0.48		0.51		0.57		0.62		0.65
NPLs as a percentage of loans and leases	0.66		0.70		0.78		0.81		0.89
NPAs as a percentage of:
Total assets	0.50		0.52		0.59		0.64		0.72
Loans and leases plus foreclosed property	0.79		0.81		0.93		1.01		1.13
Net charge-offs as a percentage of average loans and leases	0.48		0.41		0.56		0.49		0.50
ALLL as a percentage of loans and leases	1.27		1.33		1.41		1.49		1.59
Ratio of ALLL to:
Net charge-offs	2.67	x	3.28	x	2.54	x	3.06	x	3.22	x
Nonperforming loans and leases	1.92		1.89		1.82		1.85		1.78

Asset Quality Ratios (excluding covered assets) (2)
Loans 30 - 89 days past due and still accruing as a
percentage of loans and leases (1)	0.75%		0.80%		0.74%		0.89%		0.88%
Loans 90 days or more past due and still accruing as a
percentage of loans and leases (1)	0.29		0.30		0.36		0.37		0.34
NPLs as a percentage of loans and leases	0.67		0.71		0.79		0.82		0.91
NPAs as a percentage of:
Total assets	0.48		0.49		0.54		0.58		0.65
Loans and leases plus foreclosed property	0.75		0.78		0.86		0.92		1.02
Net charge-offs as a percentage of average loans and leases	0.48		0.41		0.56		0.50		0.50
ALLL as a percentage of loans and leases	1.22		1.27		1.34		1.42		1.51
Ratio of ALLL to:
Net charge-offs	2.54	x	3.19	x	2.42	x	2.88	x	3.03	x
Nonperforming loans and leases	1.82		1.78		1.70		1.73		1.66

	As of / For the
	Nine Months Ended
	September 30,
	2014		2013
Asset Quality Ratios
Including covered loans:
Net charge-offs as a percentage of average loans and leases	0.48%		0.76%
Ratio of ALLL to net charge-offs	2.66	x	2.12	x
Excluding covered loans: (2)
Net charge-offs as a percentage of average loans and leases	0.48%		0.76%
Ratio of ALLL to net charge-offs	2.57	x	2.03	x

Applicable ratios are annualized.

(1)	Excludes government guaranteed GNMA mortgage loans that BB&T has the right but not the obligation to repurchase. Refer to the footnotes of Table 9 for amounts related to these loans.
(2)	These asset quality ratios have been adjusted to remove the impact of covered loans and covered foreclosed property. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios. Management believes the inclusion of covered assets in certain asset quality ratios that include nonperforming assets, past due loans or net charge-offs in the numerator or denominator results in distortion of these ratios and they may not be comparable to other periods presented or to other portfolios that were not impacted by loss share accounting.

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

Certain residential mortgage loans have an initial period where the borrower is only required to pay the periodic interest. After the interest-only period, the loan will require the payment of both interest and principal over the remaining term. At September 30, 2014, approximately 4.0% of the outstanding balances of residential mortgage loans were in the interest-only phase, compared to 7.2% at December 31, 2013. Approximately 72.5% of the interest-only balances will begin amortizing within the next three years. Approximately 3.6% of interest-only loans are 30 days or more past due and still accruing and 3.0% are on nonaccrual status.

Home equity lines, which are a component of the direct retail portfolio, generally require the payment of interest only during the first 15 years after origination. After this initial period, the outstanding balance begins amortizing and requires the payment of both interest and principal. At September 30, 2014, approximately 66.6% of the outstanding balances of home equity lines were in the interest-only phase. Approximately 8.5% of these balances will begin amortizing within the next three years. The delinquency rate of interest-only lines is similar to amortizing lines.

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

Performing TDRs totaled $1.1 billion at September 30, 2014, a decrease of $567 million compared to December 31, 2013, which primarily reflects the previously described residential mortgage loan sale. The following table provides a summary of performing TDR activity:

Table 11
Rollforward of Performing TDRs

	Nine Months Ended September 30,
	2014	2013

	(Dollars in millions)
Beginning balance	$1,705	$1,640
Inflows	455	490
Payments and payoffs	(178)	(173)
Charge-offs	(66)	(39)
Transfers to nonperforming TDRs, net	(53)	(49)
Removal due to the passage of time	(108)	(104)
Non-concessionary re-modifications	(68)	(40)
Sold	(540)	―
Other	(9)	―
Ending balance	$1,138	$1,725

The following table provides further details regarding the payment status of TDRs outstanding at September 30, 2014:

Table 12
TDRs

	September 30, 2014
			Past Due		Past Due
	Current Status		30-89 Days		90 Days Or More				Total

	(Dollars in millions)
Performing TDRs (1):
Commercial:
Commercial and industrial	$89	98.9%	$1	1.1%	$	―	―	%	$90
CRE - income producing properties	25	100.0	―	―		―	―		25
CRE - construction and development	28	100.0	―	―		―	―		28
Direct retail lending	86	96.6	3	3.4		―	―		89
Sales finance	19	95.0	1	5.0		―	―		20
Revolving credit	37	84.1	5	11.4		2	4.5		44
Residential mortgage - nonguaranteed	183	72.0	54	21.3		17	6.7		254
Residential mortgage - government guaranteed	234	53.6	80	18.3		123	28.1		437
Other lending subsidiaries	130	86.1	21	13.9		―	―		151
Total performing TDRs	831	73.0	165	14.5		142	12.5		1,138
Nonperforming TDRs (2)	69	33.3	23	11.1		115	55.6		207
Total TDRs	$900	66.9	$188	14.0		$257	19.1		$1,345

(1)	Past due performing TDRs are included in past due disclosures.
(2)	Nonperforming TDRs are included in NPL disclosures.

Allowance for Credit Losses

The ACL, which consists of the ALLL and the RUFC, totaled $1.6 billion at September 30, 2014, a decline of $254 million compared to December 31, 2013. The ALLL amounted to 1.27% of loans and leases held for investment at September 30, 2014 (1.22% excluding covered loans), compared to 1.49% (1.42% excluding covered loans) at December 31, 2013. The decrease in the ALLL as a percentage of loans and leases reflects continued improvement in the credit quality of the loan portfolio. The ratio of the ALLL to nonperforming loans and leases held for investment, excluding covered loans, was 1.82 times at September 30, 2014, compared to 1.73 times at December 31, 2013.

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

BB&T has limited ability to monitor the delinquency status of the first lien unless the first lien is held or serviced by BB&T. As a result, using migration assumptions that are based on historical experience adjusted for current trends, the volume of second lien positions where the first lien is delinquent is estimated and the allowance is adjusted to reflect the increased risk of loss on these credits. Finally, additional reserves are provided on second lien positions for which the estimated combined current loan to value ratio exceeds 100%. As of September 30, 2014, BB&T held or serviced the first lien on 38% of its second lien positions.

Net charge-offs totaled $142 million for the third quarter of 2014 and amounted to 0.48% of average loans and leases, compared to $121 million, or 0.41% of average loans and leases in the second quarter of 2014. The third quarter of 2014 included net charge-offs of $15 million related to the previously described loan sale. For the nine months ended September 30, 2014, net charge-offs were $422 million and amounted to 0.48% of average loans and leases compared to $650 million, or 0.76% of average loans and leases in the same period of 2013.

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

Refer to Note 4 “Loans and ACL” in the “Notes to Consolidated Financial Statements” for additional disclosures.

The following table presents an allocation of the allowance for loan and lease losses at September 30, 2014 and December 31, 2013. This allocation of the allowance for loan and lease losses is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 13
Allocation of ALLL by Category

	September 30, 2014		December 31, 2013
		% Loans		% Loans
		in each		in each
	Amount	category	Amount	category

	(Dollars in millions)
Commercial:
Commercial and industrial	$397	33.7%	$454	33.2%
CRE - income producing properties	174	9.0	149	8.8
CRE - construction and development	50	2.3	76	2.1
Direct retail lending	120	6.8	209	13.7
Sales finance	47	8.7	45	8.1
Revolving credit	108	2.0	115	2.1
Residential mortgage-nonguaranteed	253	25.9	269	20.3
Residential mortgage-government guaranteed	41	0.9	62	1.0
Other lending subsidiaries	235	9.5	239	9.0
Covered	79	1.2	114	1.7
Total ALLL	1,504	100.0%	1,732	100.0%
RUFC	63		89
Total ACL	$1,567		$1,821
72

Information related to the ACL is presented in the following table:

Table 14
Analysis of ACL

	Three Months Ended
	9/30/2014	6/30/2014	3/31/2014	12/31/2013	9/30/2013

	(Dollars in millions)
Beginning balance	$1,675	$1,722	$1,821	$1,930	$1,982
Provision for credit losses (excluding covered loans)	46	83	67	71	90
Provision for covered loans	(12)	(9)	(7)	(11)	2
Charge-offs:
Commercial:
Commercial and industrial	(31)	(40)	(33)	(45)	(42)
CRE - income producing properties	(8)	(11)	(8)	(6)	(10)
CRE - construction and development	(2)	(3)	(4)	(4)	(7)
Direct retail lending (1)	(17)	(19)	(19)	(29)	(35)
Sales finance	(5)	(4)	(7)	(7)	(5)
Revolving credit	(17)	(18)	(18)	(22)	(22)
Residential mortgage-nonguaranteed (1)	(31)	(20)	(21)	(16)	(15)
Residential mortgage-government guaranteed	(1)	(1)	―	(1)	―
Other lending subsidiaries	(66)	(47)	(85)	(60)	(66)
Covered	―	(4)	(3)	(1)	(2)
Total charge-offs	(178)	(167)	(198)	(191)	(204)

Recoveries:
Commercial:
Commercial and industrial	10	10	9	13	17
CRE - income producing properties	2	3	2	5	7
CRE - construction and development	2	10	3	8	11
Direct retail lending (1)	7	7	8	9	11
Sales finance	2	2	3	2	3
Revolving credit	4	5	5	4	3
Residential mortgage-nonguaranteed (1)	1	―	1	1	―
Other lending subsidiaries	8	9	8	7	8
Total recoveries	36	46	39	49	60
Net charge-offs	(142)	(121)	(159)	(142)	(144)
Other changes, net	―	―	―	(27)	―
Ending balance	$1,567	$1,675	$1,722	$1,821	$1,930

ALLL (excluding covered loans)	$1,425	$1,499	$1,538	$1,618	$1,712
Allowance for covered loans	79	91	104	114	126
RUFC	63	85	80	89	92
Total ACL	$1,567	$1,675	$1,722	$1,821	$1,930

(1)	During the first quarter of 2014, $8.3 billion of loans were transferred from direct retail lending to residential mortgage. Charge-offs and recoveries have been reflected in these line items based upon the date the loans were transferred.

		Nine Months Ended
		September 30,
		2014	2013

		(Dollars in millions)
	Beginning balance	$1,821	$2,048
	Provision for credit losses (excluding covered loans)	196	516
	Provision for covered loans	(28)	16
	Charge-offs:
	Commercial:
	Commercial and industrial	(104)	(203)
	CRE - income producing properties	(27)	(69)
	CRE - construction and development	(9)	(53)
	Direct retail lending (1)	(55)	(119)
	Sales finance	(16)	(16)
	Revolving credit	(53)	(63)
	Residential mortgage-nonguaranteed (1)	(72)	(63)
	Residential mortgage-government guaranteed	(2)	(1)
	Other lending subsidiaries	(198)	(195)
	Covered	(7)	(18)
	Total charge-offs	(543)	(800)

	Recoveries:
	Commercial:
	Commercial and industrial	29	34
	CRE - income producing properties	7	15
	CRE - construction and development	15	23
	Direct retail lending (1)	22	29
	Sales finance	7	7
	Revolving credit	14	13
	Residential mortgage-nonguaranteed (1)	2	2
	Other lending subsidiaries	25	27
	Total recoveries	121	150
	Net charge-offs	(422)	(650)
	Ending balance	$1,567	$1,930

(1)	During the first quarter of 2014, $8.3 billion of loans were transferred from direct retail lending to residential mortgage. Charge-offs and recoveries have been reflected in these line items based upon the date the loans were transferred.
74

Deposits

The following table presents the composition of average deposits for the last five quarters:

Table 15
Composition of Average Deposits

	For the Three Months Ended
	9/30/14	6/30/14	3/31/14	12/31/13	9/30/13

	(Dollars in millions)
Noninterest-bearing deposits	$38,103	$36,634	$35,392	$35,347	$34,244
Interest checking	18,588	18,406	18,615	18,969	18,826
Money market and savings	49,974	48,965	48,767	49,298	48,676
Time deposits and IRAs	23,304	25,010	21,935	21,580	25,562
Foreign office deposits - interest-bearing	639	584	1,009	712	640
Total average deposits	$130,608	$129,599	$125,718	$125,906	$127,948

Average deposits for the third quarter were $130.6 billion, a $1.0 billion increase, or 3.1% on an annualized basis, compared to the second quarter of 2014. The growth in average deposits included a $1.5 billion increase in average noninterest-bearing deposits and a $1.0 billion increase in average money market and savings deposits. This growth was partially offset by a $1.7 billion decrease in time deposits and IRAs. Deposit mix improved, with average noninterest-bearing deposits increasing to 29.2% of total average deposits for the third quarter, compared to 28.3% for the prior quarter.

The growth in average noninterest-bearing deposits was primarily driven by an increase in average commercial accounts totaling $1.7 billion. The increase in average money market and savings deposits was driven by increases of $1.1 billion in commercial accounts and $281 million in retail accounts, partially offset by a decrease in public funds accounts totaling $334 million. The decrease in average time deposits and IRAs includes a $1.0 billion decrease in non-client certificates of deposit, with the remainder of the decrease primarily attributable to retail and public funds accounts.

During the second quarter of 2014, BB&T completed the purchase of 21 branches in Texas that resulted in the acquisition of $1.2 billion in deposits. This acquisition had an $863 million impact on average deposit balances for the third quarter, primarily in interest checking and money market and savings accounts.

The cost of interest-bearing deposits was 0.26% for the third quarter, flat compared to the prior quarter

Borrowings

At September 30, 2014, short-term borrowings totaled $3.4 billion, a decrease of $753 million compared to December 31, 2013. Long-term debt totaled $22.4 billion at September 30, 2014, an increase of $862 million from the balance at December 31, 2013. The increase in long-term debt reflects the issuance of $2.4 billion of senior notes during the first quarter of 2014 and $1.6 billion of bank notes during the third quarter of 2014, partially offset by the early extinguishment of $1.1 billion of FHLB debt and payments and maturities.

Shareholders’ Equity

Total shareholders’ equity at September 30, 2014 was $24.3 billion, an increase of $1.5 billion compared to December 31, 2013. This increase was primarily driven by net income of $1.6 billion, net stock issuances of $306 million and a $151 million improvement in AOCI, partially offset by common and preferred dividends totaling $619 million. The AOCI improvement primarily reflects an increase in unrealized net gains on AFS securities. BB&T’s book value per common share at September 30, 2014 was $30.04, compared to $28.52 at December 31, 2013.

Merger-Related and Restructuring Activities

At September 30, 2014 and December 31, 2013, merger-related and restructuring accruals totaled $20 million and $25 million, respectively. Merger-related and restructuring accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at September 30, 2014 are expected to be utilized within one year, unless they relate to specific contracts that expire later.

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

The Board of Directors and Executive Management establish BB&T’s risk culture and promote appropriate risk-taking behaviors. It is the responsibility of senior leadership to clearly communicate the organizational values that support the desired risk culture, recognize and reward behavior that reflects the defined risk culture and monitor and assess the current risk culture of BB&T. Regardless of financial gain or loss, employees are held accountable if they do not follow the established risk management policies and procedures. BB&T’s risk culture encourages transparency and open dialogue between all levels in the performance of bank functions, such as the development, marketing and implementation of a product or service. An effective challenge environment is reflected in BB&T’s decision-making processes.

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

BB&T uses derivatives primarily to manage economic risk related to securities, commercial loans, MSRs and mortgage banking operations, long-term debt and other funding sources. BB&T also uses derivatives to facilitate transactions on behalf of its clients. As of September 30, 2014, BB&T had derivative financial instruments outstanding with notional amounts totaling $63.5 billion, with a net fair value gain of $56 million. See Note 13 “Derivative Financial Instruments” in the “Notes to Consolidated Financial Statements” herein for additional disclosures.

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

Table 16
Interest Sensitivity Simulation Analysis

				Annualized Hypothetical
Interest Rate Scenario				Percentage Change in
Linear		Prime Rate		Net Interest Income
Change in		September 30,		September 30,
Prime Rate		2014	2013	2014	2013
Up 200	bps	5.25%	5.25%	2.24%	2.90%
Up 100		4.25	4.25	1.50	1.74
No Change		3.25	3.25	―	―
Down 25		3.00	3.00	0.32	0.24

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

Table 17
Deposit Mix Sensitivity Analysis

				Results Assuming a Decrease in
	Linear Change		Base Scenario	Noninterest Bearing Demand Deposits
	in Rates		at September 30, 2014 (1)	$1 Billion	$5 Billion
	Up 200	bps	2.24%	1.97%	0.91%
	Up 100		1.50	1.33	0.67

(1)	The base scenario is equal to the annualized hypothetical percentage change in net interest income at September 30, 2014 as presented in the preceding table.

If rates increased 200 basis points, BB&T could absorb the loss of $8.4 billion, or 21.8%, of noninterest bearing demand deposits and replace them with managed rate deposits with a beta of 100% before becoming neutral to interest rate changes.

The following table shows the effect that the indicated changes in interest rates would have on EVE. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related and other assets, cash flows and maturities of derivative financial instruments, loan volumes and pricing and deposit sensitivity. During the third quarter of 2014, BB&T implemented assumption changes that impacted the reported EVE sensitivity. The primary change was a reduction to the assumed duration of indeterminate deposits, which resulted in an increase in reported liability sensitivity in EVE rate shocks. The estimated impact on the “Hypothetical Percentage Change in EVE” was approximately 375 basis points in the “up 200 basis points” scenario.

Table 18
EVE Simulation Analysis

				Hypothetical Percentage
		EVE/Assets		Change in EVE
Change in		September 30,		September 30,
Interest Rates		2014	2013	2014	2013
Up 200	bps	10.7%	9.9%	(4.8)%	(1.2)%
Up 100		11.1	10.1	(1.3)	0.5
No Change		11.2	10.0	―	―
Down 25		11.2	9.9	(0.4)	(1.0)

Market Risk from Trading Activities

BB&T also manages market risk from trading activities which consists of acting as a financial intermediary to provide its customers access to derivatives, foreign exchange and securities markets. Trading market risk is managed through the use of statistical and non-statistical risk measures and limits. BB&T utilizes a historical VaR methodology to measure and aggregate risks across its covered trading LOBs. This methodology uses two years of historical data to estimate economic outcomes for a one-day time horizon at a 99% confidence level. The average 99% one-day VaR and the maximum daily VaR for the three months ended September 30, 2014 and 2013 were each less than $1 million. Market risk disclosures under Basel II.5 are available in the Additional Disclosures section of the Investor Relations site on www.bbt.com.

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

The following table presents activity in residential mortgage indemnification, recourse and repurchase reserves:

Table 19
Mortgage Indemnification, Recourse and Repurchase Reserves Activity (1)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013

		(Dollars in millions)
	Balance, at beginning of period	$98	$71	$72	$71
	Payments	(5)	(7)	(21)	(21)
	Expense	7	8	49	22
	Balance, at end of period	$100	$72	$100	$72

(1)	Excludes the FHA-insured mortgage loan reserve of $85 million established during the second quarter of 2014.

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

BB&T monitors the ability to meet customer demand for funds under both normal and stressed market conditions. In considering its liquidity position, management evaluates BB&T’s funding mix based on client core funding, client rate-sensitive funding and non-client rate-sensitive funding. In addition, management also evaluates exposure to rate-sensitive funding sources that mature in one year or less. Management also measures liquidity needs against 30 days of stressed cash outflows for Branch Bank. To ensure a strong liquidity position, management maintains a liquid asset buffer of cash on hand and highly liquid unpledged securities. The Company has established a policy that the liquid asset buffer would be a minimum of 5% of total assets, but intends to maintain the ratio well in excess of this level. As of September 30, 2014 and December 31, 2013, BB&T’s liquid asset buffer was 14.3% and 14.6%, respectively, of total assets.

In November 2013, the FDIC, FRB and OCC released a joint statement providing a notice of proposed rulemaking concerning the U.S. implementation of the Basel III liquidity coverage ratio rule. This rule became final on September 3, 2014. Under the final rule, BB&T will be considered a “modified LCR” holding company. BB&T would be subject to full LCR requirements if its operations were to fall under the “internationally active” rules, which would generally be triggered if BB&T’s assets were to increase above $250 billion. BB&T implemented balance sheet changes to support its compliance with the rule and to optimize its balance sheet based on the final rule. These actions included changing the mix of the investment portfolio to include more GNMA and U.S. Treasury securities, which qualify as Level 1 under the rule, and changing its deposit mix to increase retail and commercial deposits. Based on management’s interpretation of the final rule that will be effective January 1, 2016, BB&T’s liquidity coverage ratio was approximately 132% at September 30, 2014, compared to the regulatory minimum of 90%, which puts BB&T in full compliance with the rule. The regulatory minimum will increase to 100% on January 1, 2017. The final rule requires each financial institution to have a method for determining “operational deposits” as defined by the rule. The number above includes an estimate of operational deposits; however, BB&T continues to evaluate its method to identify and measure operational deposits.

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

Liquidity at the Parent Company is more susceptible to market disruptions. BB&T prudently manages cash levels at the Parent Company to cover a minimum of one year of projected contractual cash outflows which includes unfunded external commitments, debt service, preferred dividends and scheduled debt maturities without the benefit of any new cash infusions. Generally, BB&T maintains a significant buffer above the projected one year of contractual cash outflows. In determining the buffer, BB&T considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, being a source of strength to its banking subsidiaries and being able to withstand sustained market disruptions that could limit access to the capital markets. As of September 30, 2014 and December 31, 2013, the Parent Company had 34 months and 27 months, respectively, of cash on hand to satisfy projected contractual cash outflows as described above.

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

Branch Bank has several major sources of funding to meet its liquidity requirements, including access to capital markets through issuance of senior or subordinated bank notes and institutional CDs, access to the FHLB system, dealer repurchase agreements and repurchase agreements with commercial clients, access to the overnight and term Federal funds markets, use of a Cayman branch facility, access to retail brokered CDs and a borrower in custody program with the FRB for the discount window. As of September 30, 2014, BB&T has approximately $69.5 billion of secured borrowing capacity, which represents approximately 597% of one year wholesale funding maturities.

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

Risk-based capital ratios, which include Tier 1 capital, total capital and leverage capital, are calculated based on regulatory guidance related to the measurement of capital, risk-weighted assets and average assets.

Table 21
Capital Ratios (1)

	September 30, 2014	December 31, 2013

	(Dollars in millions, except per share data, shares in thousands)
Risk-based:
Tier 1	12.4%	11.8%
Total	15.1	14.3
Leverage capital	9.7	9.3

Non-GAAP capital measures (2)
Tangible common equity as a percentage of tangible assets	7.9%	7.3%
Tier 1 common equity as a percentage of risk-weighted assets	10.5	9.9
Tangible common equity per common share	$19.77	$18.08

Calculations of tangible common equity, Tier 1 common equity and tangible assets (2):
Total shareholders' equity	$24,314	$22,809
Less:
Preferred stock	2,603	2,603
Noncontrolling interests	76	50
Intangible assets	7,396	7,383
Tangible common equity	14,239	12,773
Add:
Regulatory adjustments	560	698
Tier 1 common equity (Basel I)	$14,799	$13,471

Total assets	$187,022	$183,010
Less:
Intangible assets	7,396	7,383
Tangible assets	$179,626	$175,627

Risk-weighted assets	$140,479	$136,489
Common shares outstanding at end of period	720,298	706,620

(1)	Regulatory capital information is preliminary.
(2)	Tangible common equity, Tier 1 common equity and related ratios are non-GAAP measures. Management uses these measures to assess the quality of capital and believes that investors may find them useful in their analysis of the Company. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies.

Table 22
Basel III Capital Ratios (1)

		September 30, 2014	December 31, 2013

		(Dollars in millions)
	Tier 1 common equity under Basel I definition	$14,799	$13,471
	Net impact of differences between Basel I and Basel III definitions	91	98
	Common equity Tier 1 under Basel III definition	$14,890	$13,569
	Risk-weighted assets under Basel III definition	$144,965	$140,670
	Common equity Tier 1 ratio under Basel III	10.3%	9.7%

(1)	Regulatory capital information is preliminary. The Basel III amounts are based upon management's preliminary interpretation of the rules adopted by the FRB, which will become effective on January 1, 2015.

Table 23
Capital Requirements Under Basel III

	Minimum	Well-	Minimum Capital Plus Capital Conservation Buffer				BB&T
	Capital	Capitalized	2016	2017	2018	2019 (1)	Target
Common equity Tier 1 to risk-weighted assets	4.5%	6.5%	5.125%	5.750%	6.375%	7.000%	8.5%
Tier 1 capital to risk-weighted assets	6.0	8.0	6.625	7.250	7.875	8.500	10.0
Total capital to risk-weighted assets	8.0	10.0	8.625	9.250	9.875	10.500	12.0
Leverage ratio	4.0	5.0	N/A	N/A	N/A	N/A	7.0

(1)	Upon Basel III becoming effective on January 1, 2015, BB&T's goal is to maintain capital levels above the 2019 requirements.

Share Repurchase Activity

No shares were repurchased in connection with the 2006 Repurchase Plan during 2014.

Table 24
Share Repurchase Activity

				Maximum Remaining
				Number of Shares
	Total	Average	Total Shares Purchased	Available for Repurchase
	Shares	Price Paid	Pursuant to	Pursuant to
	Repurchased (1)	Per Share (2)	Publicly-Announced Plan	Publicly-Announced Plan

	(Shares in thousands)

July 2014	22	$39.34	―	44,139
August 2014	3	37.18	―	44,139
September 2014	21	37.61	―	44,139
Total	46	38.40	―	44,139

(1)	Repurchases reflect shares exchanged or surrendered in connection with the exercise of equity-based awards under BB&T’s equity-based compensation plans.
(2)	Excludes commissions.
83

Non-GAAP Information

Certain performance measures have been presented that exclude the effects of certain adjustments in the current period and prior periods. BB&T believes these adjusted measures are meaningful as excluding the adjustments increases the comparability of certain period-to-period results. The following table reconciles the adjusted measures to their corresponding GAAP amounts.

Table 25
Non-GAAP Reconciliations

	As Reported	Tax Adjustment	Excluding Tax Adjustment

	(Dollars in millions, except per share data)
Three Months Ended September 30, 2014
Income before income taxes	$695		$695
Provision for income taxes	134	$50	184
Effective tax rate	19.3%		26.5%

Three Months Ended September 30, 2013
Net income available to common shareholders	$268	$235	$503
Weighted average number of diluted common shares (thousands)	716,101		716,101
Diluted EPS	$0.37		$0.70

Income before income taxes	$759		$759
Provision for income taxes	450	$(235)	215
Effective tax rate	59.3%		28.3%

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
85

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BB&T CORPORATION (Registrant)

Date: October 27, 2014	By:	/s/ Daryl N. Bible
Daryl N. Bible, Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: October 27, 2014	By:	/s/ Cynthia B. Powell
Cynthia B. Powell, Executive Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location

11	Statement re: Computation of Earnings Per Share.	Filed herewith as Note 14.

12†	Statement re: Computation of Ratios.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.

†	Exhibit filed with the Securities and Exchange Commission and available upon request.
87