Form 10-K
period 2014-12-31
BB&T CORP
filed 2015-02-25
CIK 92230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]   No  [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).     Yes  [X]   No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	X		Accelerated filer

Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  [  ]   No  [X]

At January 31, 2015, the Company had 720,801,219 shares of its Common Stock, $5 par value, outstanding. As of June 30, 2014, the aggregate market value of voting stock held by nonaffiliates of the Company was approximately $28.3 billion.

BB&T CORPORATION
Index
December 31, 2014

		Page Nos.

PART I
Item 1	Business	7
Item 1A	Risk Factors	21
Item 1B	Unresolved Staff Comments - (None to be reported)
Item 2	Properties	28
Item 3	Legal Proceedings (see Note 13 and Note 15)	124, 129
Item 4	Mine Safety Disclosures - (Not applicable)
PART II
Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	28
Item 6	Selected Financial Data	32
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	33
Item 7A	Quantitative and Qualitative Disclosures About Market Risk (see Market Risk Management)	71
Item 8	Financial Statements and Supplementary Data
	Consolidated Balance Sheets	88
	Consolidated Statements of Income	89
	Consolidated Statements of Comprehensive Income	90
	Consolidated Statements of Changes in Shareholders' Equity	91
	Consolidated Statements of Cash Flows	92
	Notes to Consolidated Financial Statements	93
	Report of Independent Registered Public Accounting Firm	87
	Quarterly Financial Summary	81
Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure - (None to be reported)
Item 9A	Controls and Procedures	86
Item 9B	Other Information - (None to be reported)
PART III
Item 10	Directors, Executive Officers and Corporate Governance	*
Item 11	Executive Compensation	*
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
Item 13	Certain Relationships and Related Transactions, and Director Independence	*
Item 14	Principal Accounting Fees and Services	*
PART IV
Item 15	Exhibits, Financial Statement Schedules
	Financial Statements - (see Listing in Item 8 above)
	Exhibits	150
	Financial Statement Schedules - (None required)
2

*	For information regarding executive officers, refer to “Executive Officers of BB&T” in Part I. The other information required by Item 10 is incorporated herein by reference to the information that appears under the headings “Proposal 1-Election of Directors,” “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

The information required by Item 11 is incorporated herein by reference to the information that appears under the headings “Compensation Discussion and Analysis,” “Compensation of Executive Officers,” “Compensation Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation of Directors” in the Registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

For information regarding the registrant’s securities authorized for issuance under equity compensation plans, refer to “Equity Compensation Plan Information” in Part II.

The other information required by Item 12 is incorporated herein by reference to the information that appears under the headings “Stock Ownership Information” and “Compensation of Executive Officers” in the Registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

The information required by Item 13 is incorporated herein by reference to the information that appears under the headings “Corporate Governance Matters” and “Transactions with Executive Officers and Directors” in the Registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

The information required by Item 14 is incorporated herein by reference to the information that appears under the headings “Fees to Auditors” and “Corporate Governance Matters” in the Registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders.
3

Glossary of Defined Terms

The following terms may be used throughout this Report, including the consolidated financial statements and related notes.

Term	Definition
2006 Repurchase Plan	Plan for the repurchase of up to 50 million shares of BB&T’s common stock
ACL	Allowance for credit losses
Acquired from FDIC	Assets of Colonial Bank acquired from the Federal Deposit Insurance Corporation during 2009, which are currently covered or were formerly covered under loss sharing agreements
AFS	Available-for-sale
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income (loss)
BankAtlantic	BankAtlantic, a federal savings association acquired by BB&T from BankAtlantic Bancorp, Inc.
Basel III	Global regulatory standards on bank capital adequacy and liquidity published by the BCBS
BB&T	BB&T Corporation and subsidiaries
BCBS	Basel Committee on Bank Supervision
BHC	Bank holding company
BHCA	Bank Holding Company Act of 1956, as amended
Branch Bank	Branch Banking and Trust Company
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CDI	Core deposit intangible assets
CFPB	Consumer Financial Protection Bureau
CEO	Chief Executive Officer
CRO	Chief Risk Officer
CMO	Collateralized mortgage obligation
Colonial	Collectively, certain assets and liabilities of Colonial Bank acquired by BB&T in 2009
Company	BB&T Corporation and subsidiaries (interchangeable with "BB&T" above)
Council	Financial Stability Oversight Council
CRA	Community Reinvestment Act of 1977
CRE	Commercial real estate
CRMC	Credit Risk Management Committee
CROC	Compliance Risk Oversight Committee
Crump Insurance	The life and property and casualty insurance operations acquired from the Crump Group
DIF	Deposit Insurance Fund administered by the FDIC
Directors’ Plan	Non-Employee Directors’ Stock Option Plan
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EITSC	Enterprise IT Steering Committee
EPS	Earnings per common share
ERP	Enterprise resource planning
EU	European Union
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FATCA	Foreign Account Tax Compliance Act
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHC	Financial Holding Company
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FINRA	Financial Industry Regulatory Authority
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
FTE	Fully taxable-equivalent
FTP	Funds transfer pricing
GAAP	Accounting principles generally accepted in the United States of America
GNMA	Government National Mortgage Association
4

Term	Definition
Grandbridge	Grandbridge Real Estate Capital, LLC
GSE	U.S. government-sponsored enterprise
HFI	Held for investment
HMDA	Home Mortgage Disclosure Act
HTM	Held-to-maturity
HUD-OIG	Office of Inspector General, U.S. Department of Housing and Urban Development
IDI	Insured depository institution
IMLAFA	International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001
IPV	Independent price verification
IRA	Individual retirement account
IRC	Internal Revenue Code
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association, Inc.
LCR	Liquidity Coverage Ratio
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
LOB	Line of business
MBS	Mortgage-backed securities
MRLCC	Market Risk, Liquidity and Capital Committee
MSR	Mortgage servicing right
MSRB	Municipal Securities Rulemaking Board
NIM	Net interest margin
NPA	Nonperforming asset
NPL	Nonperforming loan
NPR	Notice of Proposed Rulemaking
NYSE	NYSE Euronext, Inc.
OAS	Option adjusted spread
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
ORMC	Operational Risk Management Committee
OTTI	Other-than-temporary impairment
Parent Company	BB&T Corporation, the parent company of Branch Bank and other subsidiaries
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
Peer Group	Financial holding companies included in the industry peer group index
Reform Act	Federal Deposit Insurance Reform Act of 2005
RMC	Risk Management Committee
RMO	Risk Management Organization
RSU	Restricted stock unit
RUFC	Reserve for unfunded lending commitments
S&P	Standard & Poor's
SBIC	Small Business Investment Company
SCAP	Supervisory Capital Assessment Program
SEC	Securities and Exchange Commission
Short-Term Borrowings	Federal funds purchased, securities sold under repurchase agreements and other short-term borrowed funds with original maturities of less than one year
Simulation	Interest sensitivity simulation analysis
TBA	To be announced
TDR	Troubled debt restructuring
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
UPB	Unpaid principal balance
VA	U.S. Department of Veterans Affairs
VaR	Value-at-risk
VIE	Variable interest entity

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, regarding the financial condition, results of operations, business plans and the future performance of BB&T that are based on the beliefs and assumptions of the management of BB&T and the information available to management at the time that these disclosures were prepared. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “projects,” “may,” “will,” “should,” “could,” and other similar expressions are intended to identify these forward-looking statements. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. Such factors include, but are not limited to, the following:

•	general economic or business conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit, insurance or other services;

•	disruptions to the credit and financial markets, either nationally or globally, including the impact of a downgrade of U.S. government obligations by one of the credit ratings agencies and the adverse effects of recessionary conditions in Europe;

•	changes in the interest rate environment and cash flow reassessments may reduce NIM and/or the volumes and values of loans made or held as well as the value of other financial assets held;

•	competitive pressures among depository and other financial institutions may increase significantly;

•	legislative, regulatory or accounting changes, including changes resulting from the adoption and implementation of the Dodd-Frank Act may adversely affect the businesses in which BB&T is engaged;

•	local, state or federal taxing authorities may take tax positions that are adverse to BB&T;

•	a reduction may occur in BB&T’s credit ratings;

•	adverse changes may occur in the securities markets;

•	competitors of BB&T may have greater financial resources and develop products that enable them to compete more successfully than BB&T and may be subject to different regulatory standards than BB&T;

•	cyber-security risks, including “denial of service,” “hacking” and “identity theft,” could adversely affect our business and financial performance, or our reputation;

•	natural or other disasters could have an adverse effect on BB&T in that such events could materially disrupt BB&T’s operations or the ability or willingness of BB&T’s customers to access the financial services BB&T offers;

•	costs related to the integration of the businesses of BB&T and its merger partners may be greater than expected;

•	expected cost savings or revenue growth associated with completed mergers and acquisitions may not be fully realized or realized within the expected time frames;

•	significant litigation could have a material adverse effect on BB&T;

•	deposit attrition, customer loss and/or revenue loss following completed mergers and acquisitions may be greater than expected; and

•	failure to implement part or all of the Company’s new ERP system could result in impairment charges that adversely impact BB&T’s financial condition and results of operations and could result in significant additional costs.

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

ITEM 1. BUSINESS

BB&T is a FHC headquartered in Winston-Salem, North Carolina. BB&T conducts its business operations primarily through its bank subsidiary, Branch Bank, and other nonbank subsidiaries.

Operating Subsidiaries

Branch Bank (Winston-Salem, North Carolina), BB&T’s largest subsidiary, was chartered in 1872 and is the oldest bank headquartered in North Carolina. Branch Bank provides a wide range of banking and trust services for retail and commercial clients in its geographic markets, including small and mid-size businesses, public agencies, local governments and individuals, through 1,839 offices (as of December 31, 2014). Branch Bank’s principal operating subsidiaries include:

•	BB&T Equipment Finance Corporation (Charlotte, North Carolina), provides loan and lease financing to commercial and small businesses;

•	BB&T Insurance Services, Inc. (Raleigh, North Carolina), offers property and casualty, life, health, employee benefits, commercial general liability, surety, title and other insurance products through its agency network;

•	BB&T Investment Services, Inc. (Charlotte, North Carolina), is a registered broker-dealer and offers clients non-deposit investment products, including discount brokerage services, equities, fixed-rate, variable-rate and index annuities, mutual funds, government and municipal bonds, and money market funds;

•	CRC Insurance Services, Inc. (Birmingham, Alabama), is a wholesale insurance broker authorized to do business nationwide;

•	Crump Life Insurance Services, Inc. (Roseland, New Jersey), is a wholesale insurance broker authorized to do business nationwide;

•	Grandbridge (Charlotte, North Carolina), specializes in arranging and servicing commercial mortgage loans;

•	McGriff, Seibels & Williams, Inc. (Birmingham, Alabama), is authorized to do business nationwide and specializes in providing insurance products on an agency basis to large commercial clients, including many Fortune 500 companies; and

•	Prime Rate Premium Finance Corporation, Inc. (Florence, South Carolina), and its subsidiaries, which include AFCO Credit Corporation, provide insurance premium financing to clients in the United States and Canada.

Major Nonbank Subsidiaries

BB&T also has a number of nonbank subsidiaries, including:

•	BB&T Securities, LLC (Richmond, Virginia), is a registered investment banking and full-service brokerage firm that provides services in retail brokerage, equity and debt underwriting, investment advice, corporate finance and equity research; and facilitates the origination, trading and distribution of fixed-income securities and equity products in both the public and private capital markets. BB&T Securities, LLC also provides correspondent clearing services to broker-dealers and entities involved in the securities industry;

•	Regional Acceptance Corporation (Greenville, North Carolina), specializes in nonprime, indirect financing for consumer purchases of primarily mid-model and late-model used automobiles;

•	Sterling Capital Management, LLC (Charlotte, North Carolina), is a registered investment advisor, which provides tailored investment management solutions to meet the specific needs and objectives of individual and institutional clients through a full range of investment strategies; and

•	American Coastal Insurance Company (Davie, Florida), is an admitted Florida specialty insurance company that underwrites property insurance risks for commercial condominium or cooperative associations.

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
Mortgage warehouse lending
Payment solutions
Private equity investments
Real estate lending
Supply chain management

Market Area

The following table reflects BB&T’s deposit market share and branch locations by state:

Table 1
BB&T Deposit Market Share and Branch Locations by State

		% of BB&T's Deposits (2)	Deposit Market Share Rank (2)	Number of Branches (3)
	North Carolina (1)	23%	2nd	358
	Virginia	20	4th	361
	Florida	14	6th	325
	Georgia	10	5th	161
	South Carolina	7	3rd	113
	Maryland	7	7th	125
	West Virginia	5	1st	77
	Kentucky	4	4th	82
	Alabama	3	5th	88
	Texas	3	19th	82
	Tennessee	2	7th	52
	Washington, D.C.	2	7th	13

(1)	Excludes home office deposits.
(2)	Source: FDIC.gov-data as of June 30, 2014.
(3)	As of December 31, 2014. Excludes two branches in Indiana.

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

Competition

The financial services industry is highly competitive and constantly evolving. BB&T’s subsidiaries compete actively with national, regional and local financial services providers, including banks, thrifts, securities dealers, mortgage bankers, finance companies and insurance companies. In recent years, competition has increased from institutions not subject to the same regulatory restrictions as domestic banks and BHCs. Consumers have the opportunity to select from a variety of traditional and nontraditional alternatives. The industry frequently sees merger activity, which affects competition by eliminating some regional and local institutions, while strengthening the franchises of acquirers. For additional information concerning markets, BB&T’s competitive position and business strategies and recent government interventions, see “Market Area” above and “General Business Development” below.

General Business Development

BB&T is a regional FHC and has maintained a long-term focus on a strategy that includes expansion of asset size and diversification in terms of revenues and sources of profitability. This strategy encompasses both organic growth and acquisitions of complementary banks and financial businesses.

Merger and Acquisition Strategy

BB&T’s growth in business, profitability and market share has historically been enhanced by strategic mergers and acquisitions. Management intends to remain disciplined and focused with regard to future merger and acquisition opportunities. BB&T will continue to assess bank and thrift acquisitions subject to market conditions, primarily within or contiguous to BB&T’s existing footprint, and will pursue economically advantageous acquisitions of insurance agencies, specialized lending businesses, and fee income generating financial services businesses. BB&T’s strategy is currently focused on meeting the following three acquisition criteria:

•	must be strategically attractive – meaning that any bank acquisition should be in BB&T’s existing footprint to allow for cost savings and economies of scale or in contiguous states to provide market diversification, or the transaction must be otherwise strategically compelling;

•	any risk-related issues would need to be quantified and addressed; and

•	the transaction must meet BB&T’s financial criteria.

During 2014, BB&T completed the purchase of 21 bank branches in Texas, providing $1.2 billion in deposits. BB&T reached an agreement and obtained regulatory approval to acquire 41 additional retail branches in Texas with approximately $2.3 billion in deposits.

BB&T also reached agreements to acquire The Bank of Kentucky Financial Corporation, which has $1.9 billion in assets, $1.6 billion in deposits and 32 branches with a strong market share in the northern Kentucky/Cincinnati market, and Susquehanna Bancshares, Inc., which has $18.7 billion in assets, $13.7 billion in deposits and 245 branches in Pennsylvania, Maryland, New Jersey, and West Virginia (balances as of December 31, 2014).

Regulatory Considerations

The following discussion describes elements of an extensive regulatory framework applicable to BHCs, FHCs and banks and contains specific information about BB&T. Regulation of banks, BHCs and FHCs is intended primarily for the protection of depositors, the DIF and the stability of the financial system, rather than for the protection of shareholders and creditors. As described in more detail below, comprehensive reform of the legislative and regulatory landscape occurred with the passage of the Dodd-Frank Act in 2010. Implementation of the Dodd-Frank Act and related rulemaking activities continued in 2014. In addition to banking laws, regulations and regulatory agencies, BB&T is subject to various other laws, regulations, supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of BB&T and its ability to make distributions to shareholders.

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

Financial Regulatory Reform

During the past several years, there has been a significant increase in regulation and regulatory oversight for U.S. financial services firms, primarily resulting from the Dodd-Frank Act. The Dodd-Frank Act is extensive, complicated and comprehensive legislation that impacts practically all aspects of a banking organization, representing a significant overhaul of many aspects of the regulation of the financial services industry. The Dodd-Frank Act implements numerous and far-reaching changes that affect financial companies, including banks, BHCs and FHCs such as BB&T.

Many of the provisions of the Dodd-Frank Act and other laws are subject to further rulemaking, guidance and interpretation by the applicable federal regulators. BB&T will continue to evaluate the impact of any new regulations so promulgated, including changes in regulatory costs and fees, modifications to consumer products or disclosures required by the CFPB and the requirements of the enhanced supervision provisions, among others.

As a BHC and a FHC under federal law, BB&T is subject to regulation under the BHCA and the examination and reporting requirements of the FRB. Branch Bank, a North Carolina state-chartered commercial bank, is subject to regulation, supervision and examination by the North Carolina Commissioner of Banks, the FDIC and the CFPB.

State and federal law govern the activities in which Branch Bank engages, the investments it makes and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect its operations. Branch Bank also is affected by the actions of the FRB as it implements monetary policy.

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

FHC Regulation

Under current federal law, as a BHC, BB&T has elected to become a FHC, which allows it to offer customers virtually any type of service that is financial in nature or incidental thereto, including banking and activities closely related thereto, securities underwriting, insurance (both underwriting and agency) and merchant banking. In order to maintain its status as a FHC, BB&T and all of its affiliated depository institutions must be well-capitalized and well-managed and have at least a satisfactory CRA rating. The FRB has responsibility for overseeing compliance with these requirements and monitoring FHC status. If the FRB determines that a FHC is not well-capitalized or well-managed, the FHC has a period of time to comply, but during the period of noncompliance, the FRB can place any limitations on the FHC that it believes to be appropriate. Furthermore, if the FRB determines that a FHC has not maintained a satisfactory CRA rating, the FHC would not be able to commence any new financial activities or acquire a company that engages in such activities, although the FHC would still be allowed to engage in activities closely related to banking and make investments in the ordinary course of conducting banking activities.

Most of the financial activities that are permissible for FHCs also are permissible for a bank’s “financial subsidiary,” except for insurance underwriting, insurance company portfolio investments, real estate investments and development, and merchant banking, which must be conducted by a FHC. In order for a financial subsidiary of a bank to engage in permissible financial activities, federal law requires the parent bank (and its sister-bank affiliates) to be well-capitalized and well-managed; the aggregate consolidated assets of all of that bank’s financial subsidiaries may not exceed the lesser of 45% of its consolidated total assets or $50 billion; the bank must have at least a satisfactory CRA rating; and, if that bank is one of the 100 largest national banks, it must meet certain financial rating or other comparable requirements.

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

The Dodd-Frank Act also imposes new prudential regulation on depository institutions and their holding companies. As such, BB&T is subject to more stringent standards and requirements with respect to (1) bank and nonbank acquisitions and mergers, (2) the “financial activities” in which it engages as a FHC, (3) affiliate transactions and (4) proprietary trading, among other provisions.

Enhanced Supervision Standards for Systemically Important Financial Institutions

The Dodd-Frank Act requires the FRB to monitor emerging risks to financial stability and establish enhanced supervision and prudential standards applicable to large, interconnected financial institutions, including BHCs like BB&T, with total consolidated assets of $50 billion or more (often referred to as systemically important financial institutions). During February 2014, the FRB published the final rule implementing the enhanced prudential standards required to be established under section 165 of the Dodd-Frank Act. The enhanced prudential standards include risk-based capital and leverage requirements, liquidity standards, risk management and risk committee requirements, stress test requirements and a debt-to-equity limit for companies that the Council has determined pose a grave threat to financial stability were they to fail such limits.

Resolution Planning and Regulation QQ

FRB and FDIC regulations require “covered companies” such as BB&T and systemically important financial institutions such as Branch Bank to file, maintain and update plans for a rapid and orderly resolution in the event of material financial distress or failure (a “living will”). Both the FRB and the FDIC must review and approve BB&T’s and Branch Bank’s living wills and are authorized to impose restrictions on BB&T’s and Branch Bank’s growth and activities or operations if deemed necessary. The public portions of BB&T’s and Branch Bank’s resolution plans are available in the Additional Disclosures section of the Investor Relations site at www.bbt.com.

CCAR and Stress Test Requirements

Current FRB rules require BB&T and other BHCs with $50 billion or more of total consolidated assets to submit annual capital plans based on pre-defined stress scenarios. BB&T and other such BHCs are also required to collect and report certain related data on a quarterly basis to allow the FRB to monitor the companies’ progress against their annual capital plans. Covered BHCs, including BB&T, may pay dividends and repurchase stock only in accordance with a capital plan that has been reviewed by the FRB and as to which the FRB has not objected. The rules also require, among other things, that a covered BHC may not make a capital distribution unless, after giving effect to the distribution, it will meet all minimum regulatory capital ratios and have a ratio of Basel I Tier 1 common capital to risk-weighted assets of at least 5%. In addition, effective January 1, 2015, BB&T must maintain a Basel III common equity tier 1 ratio of at least 4.5%. See Table 3 for additional information about Basel III requirements. The FRB did not object to BB&T’s 2014 capital plan. The 2015 capital plan was submitted during January 2015.

The Dodd-Frank Act requires the FRB to conduct an annual supervisory stress test for BHCs, such as BB&T, with $50 billion or more of total consolidated assets. The FRB’s stress test rules also require that BB&T (as well as other covered BHCs) conduct a separate mid-year stress test, file the results of such test with the FRB and publicly disclose details of the scenario and the impact on its capital. BB&T’s annual and midcycle stress test results are available in the Additional Disclosures section of the Investor Relations site on www.bbt.com.

During October 2014, the FRB adopted a rule that amends the capital plan and stress test rules to modify the start date of the capital plan and stress test cycles from October 1 to January 1 of the following calendar year. This rule is effective for 2015. The rule also amends the capital plan rule to limit a BHC’s ability to make capital distributions to the extent the BHC’s actual capital issuances are less than the amount indicated in its capital plan under baseline conditions, measured on a quarterly basis.

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

Current federal law authorizes interstate acquisitions of banks and BHCs without geographic limitation. Furthermore, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, subject to market share limitations and any state requirement that the target bank shall have been in existence and operating for a minimum period of time. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law. These regulatory considerations are applicable to privately negotiated acquisition transactions.

During 2014, the FRB issued a final rule to implement section 622 of the Dodd-Frank Act, which generally prohibits a financial company from combining with another company if the ratio of the resulting company's liabilities exceeds 10 percent of the aggregate consolidated liabilities of all financial companies.

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

There also are a number of obligations and restrictions imposed on BHCs and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance fund in the event the depository institution is insolvent or is in danger of becoming insolvent. For example, under requirements of the FRB with respect to BHC operations, a BHC is required to serve as a source of financial strength to its subsidiary depository institutions and to commit financial resources to support such institutions in circumstances where it might not do so otherwise. In addition, the “cross-guarantee” provisions of federal law require IDIs under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the DIF as a result of the insolvency of commonly controlled IDIs or for any assistance provided by the FDIC to commonly controlled IDIs in danger of failure. The FDIC’s claim for reimbursement under the cross-guarantee provisions is superior to claims of shareholders of the IDI or its holding company but is subordinate to claims of depositors, secured creditors and nonaffiliated holders of subordinated debt of the commonly controlled IDI.

Federal and state banking regulators also have broad enforcement powers over Branch Bank, including the power to impose fines and other civil and criminal penalties, and to appoint a receiver in order to conserve the assets of Branch Bank for the benefit of depositors and other creditors. The North Carolina Commissioner of Banks also has the authority to take possession of a North Carolina state bank in certain circumstances, including, among other things, when it appears that such bank has violated its charter or any applicable laws, is conducting its business in an unauthorized or unsafe manner, is in an unsafe or unsound condition to transact its business or has an impairment of its capital stock.

Payment of Dividends; Capital Requirements

The Parent Company is a legal entity separate and distinct from Branch Bank and its subsidiaries. The majority of the Parent Company’s revenue is from dividends paid by Branch Bank. Branch Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, BB&T and Branch Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums, and to remain “well-capitalized” under the prompt corrective action regulations summarized elsewhere in this section. Federal banking regulators have indicated that banking organizations should generally pay dividends only if (1) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (2) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. BB&T’s 2015 capital actions will depend on the FRB’s review of BB&T’s 2015 capital plan.

North Carolina law states that, provided a bank does not make distributions that reduce its capital below its applicable required capital, the board of directors of a bank chartered under the laws of North Carolina may declare such distributions as the directors deem proper.

Capital Requirements

Information related to certain capital ratios is shown in the following table:

Table 2
Capital Adequacy Ratios
December 31, 2014

	Regulatory Minimum	Regulatory Minimum to be Well-Capitalized	BB&T	Branch Bank

Risk-based capital ratios:
Tier 1 capital	4.0%	6.0%	12.4%	11.7%
Total risk-based capital	8.0	10.0	14.9	13.4
Tier 1 common capital	N/A	N/A	10.6	11.7
Tier 1 leverage capital ratio	3.0	5.0	9.9	9.3

The federal banking agencies, including the FRB and the FDIC, are required to take “prompt corrective action” in respect of depository institutions and their BHCs that do not meet minimum capital requirements. The law establishes five capital categories for IDIs for this purpose: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” To be considered “well-capitalized” under these standards, an institution must maintain the ratios shown above and must not be subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

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

U.S. Implementation of Basel III

During 2013, the FRB published final rules establishing a new comprehensive capital framework for U.S. banking organizations known as Basel III. The rules substantially revise the risk-based capital requirements applicable to BHCs and depository institutions, including BB&T and Branch Bank, compared to the current U.S. risk-based capital rules. The rules define the components of capital and address other issues affecting banking institutions' regulatory capital ratios. The rules also address risk weights and other issues affecting the denominator in banking institutions' regulatory capital ratios and replace the existing risk-weighting approach, which was derived from Basel I capital accords of the BCBS, with a more risk-sensitive approach based, in part, on the standardized approach in the BCBS's 2004 “Basel II” capital accords. The Basel III rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies' rules. BB&T qualifies as a standardized approach banking organization and must comply with the new requirements beginning on January 1, 2015. Institutions with greater than $250 billion in assets or $10 billion in foreign assets are considered advanced approach banking organizations, which requires a more conservative calculation of risk-weighted assets.

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

The Basel III rules revise the “prompt corrective action” directives by establishing more conservative ratio levels for well-capitalized status. In addition to the minimum risk-based capital requirements, all banks must hold additional capital, the capital conservation buffer (which is in the form of common equity), to avoid being subject to limits on capital distributions, such as dividend payments, discretionary payments on Tier 1 instruments, share buybacks, and certain discretionary bonus payments to executive officers, including heads of major business lines and similar employees. The required amount of the capital conservation buffer will be phased-in annually through January 1, 2019.

During September 2014, the FDIC, FRB and OCC issued a final rule on the U.S. implementation of the Basel III LCR rule. Under the final rule, BB&T will be considered a “modified LCR” holding company. BB&T would be subject to full LCR requirements if its operations were to fall under the “internationally active” rules, which would generally be triggered if BB&T’s assets were to increase above $250 billion. BB&T implemented balance sheet changes to support its compliance with the rule and to optimize its balance sheet based on the final rule. These actions included changing the mix of the investment portfolio to include more GNMA and U.S. Treasury securities, which qualify as Level 1 under the rule, and changing its deposit mix to increase retail and commercial deposits. Based on management’s interpretation of the final rule, BB&T’s LCR was approximately 130% at December 31, 2014, compared to the regulatory minimum of 90% that will be effective January 1, 2016, which puts BB&T in full compliance with the rule. The regulatory minimum will increase to 100% on January 1, 2017. The final rule requires each financial institution to have a method for determining “operational deposits” as defined by the rule. The number above includes an estimate of operational deposits; however, BB&T continues to evaluate its method to identify and measure operational deposits.

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

The following table presents the calculation of the common equity Tier 1 ratio under the U.S. Basel III guidelines:

Table 4
Basel III Capital Ratios (1)

		December 31,
		2014	2013

		(Dollars in millions)
	Tier 1 common equity under Basel I definition	$15,237	$13,471
	Net impact of differences between Basel I and Basel III definitions	86	98
	Tier 1 common equity under Basel III definition	$15,323	$13,569
	Risk-weighted assets under Basel III definition	$149,071	$140,670
	Common equity Tier 1 ratio under Basel III	10.3%	9.7%

(1)	The Basel III amounts are based upon management's interpretation of the rules adopted by the FRB, which became effective on January 1, 2015.

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

Enhanced Prudential Standards for BHCs and Foreign Banking

The FRB has adopted amendments to Regulation YY to implement certain components of the enhanced prudential standards required to be established under Section 165 of the Dodd-Frank Act. The amendments became effective on June 1, 2014. The enhanced prudential standards include risk-based and leverage capital requirements, liquidity standards, requirements for overall risk management, stress-test requirements, and a 15-to-1 debt-to-equity limit for companies that the Council has determined pose a grave threat to financial stability. The amendments also establish risk committee requirements and capital stress-testing requirements for certain BHCs and foreign banking organizations with total consolidated assets of $10 billion or more.

Foreign Account Tax Compliance Act and Conforming Regulations

In May 2014, the IRS issued Notice 2014-33 (the “Notice”) regarding FATCA and its related withholding provisions. The Notice announces that calendar years 2014 and 2015 will be regarded as a transition period for purposes of IRS enforcement and administration with respect to the implementation of FATCA by withholding agents, foreign financial institutions and other entities with IRC chapter 4 responsibilities. The Notice also announces the IRS’s intention to further amend the regulations under Sections 1441, 1442, 1471, and 1472 of the IRC. Prior to the IRS issuing these amendments, taxpayers may rely on the provisions of the Notice regarding the proposed amendments to the regulations. The transition period and other guidance described in the Notice are intended to facilitate an orderly transition for withholding agent and foreign financial institution compliance with FATCA’s requirements and respond to comments regarding certain aspects of the regulations under chapters 3 and 4 of the IRC. BB&T expects to be in compliance with FATCA and its related provisions by the applicable effective dates.

Volcker Rule

The Volcker Rule implements section 619 of the Dodd-Frank Act and prohibits IDIs and affiliated companies ("banking entities") from engaging in short-term proprietary trading of certain securities, derivatives, and commodity futures, and options on these instruments, for their own account. The final rules also impose limits on banking entities' investments in, and other relationships with, hedge funds or private equity funds. Like the Dodd-Frank Act, the rules provide exemptions for certain activities, including market making, underwriting, hedging, trading in government obligations, insurance company activities, and organizing and offering hedge funds or private equity funds. The rules also clarify that certain activities are not prohibited, including acting as agent, broker, or custodian.

The compliance requirements under the rules vary based on the size of the banking entity and the scope of activities conducted. Banking entities with significant trading operations will be required to establish a detailed compliance program, and their Chief Executive Officers will be required to attest that the program is reasonably designed to achieve compliance with the final rules. Independent testing and analysis of an institution's compliance program also will be required. The final rules reduce the burden on smaller, less-complex institutions by limiting their compliance and reporting requirements. Additionally, a banking entity that does not engage in covered trading activities will not need to establish a compliance program.

Banking entities must conform proprietary trading activities to the final rule by July 21, 2015. The FRB has extended the compliance deadline to July 21, 2016 for purposes of conforming investments in and relationships with covered funds and foreign funds that were in place prior to December 31, 2013. The FRB also announced its intention to grant banking entities an additional one-year extension of the conformance period for legacy funds to July 21, 2017. These requirements are not expected to have a material impact on BB&T’s consolidated financial position, results of operations or cash flows.

Deposit Insurance Assessments

Branch Bank’s deposits are insured by the DIF of the FDIC up to the limits set forth under applicable law. The FDIC imposes a risk-based deposit premium assessment system that determines assessment rates for an IDI based on an assessment rate calculator, which is based on a number of elements to measure the risk each IDI poses to the DIF. The assessment rate is applied to total average assets less tangible equity, as defined under the Dodd-Frank Act. The assessment rate schedule can change from time to time at the discretion of the FDIC, subject to certain limits. Under the current system, premiums are assessed quarterly.

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

CFPB

The CFPB has broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the laws referenced above, fair lending laws and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets, their service providers and certain non-depository entities such as debt collectors and consumer reporting agencies. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

The CFPB has concentrated much of its rulemaking efforts on a variety of mortgage-related topics required under the Dodd-Frank Act, including mortgage origination disclosures, minimum underwriting standards and ability to repay, high-cost mortgage lending, and servicing practices. The rules related to ability to repay, qualified mortgage standards and mortgage servicing became effective in January 2014. The escrow and loan originator compensation rules became effective during 2013. A final rule integrating disclosure required by the Truth in Lending Act and the Real Estate Settlement and Procedures Act becomes effective August 1, 2015. As a result of these rules, BB&T transferred the management of certain home equity loans from direct retail lending within the Community Banking segment to the Residential Mortgage Banking segment.

Interchange Fees

The FRB adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for such transactions. Interchange fees, or “swipe” fees, are charges that merchants pay to BB&T and other card-issuing banks for processing electronic payment transactions.

During 2013, a U.S. Federal District Court judge ruled against the debit card interchange fee limits imposed by the FRB, resulting in the potential for further reductions to these caps. During March 2014, the Washington, D.C. Circuit Court of Appeals overturned the 2013 lower court decision. During January 2015, the U.S. Supreme Court declined to hear the case, which preserved the limits established by the FRB.

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

CRA

The CRA requires Branch Bank’s primary federal bank regulatory agency, the FDIC, to assess the bank’s record in meeting the credit needs of the communities served by the bank, including low- and moderate-income neighborhoods and persons. Institutions are assigned one of four ratings: “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” This assessment is reviewed for any bank that applies to merge or consolidate with or acquire the assets or assume the liabilities of an IDI, or to open or relocate a branch office. The CRA record of each subsidiary bank of a FHC, such as BB&T, also is assessed by the FRB in connection with any acquisition or merger application.

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

Patriot Act

The Patriot Act contains anti-money laundering measures affecting IDIs, broker-dealers and certain other financial institutions. The Patriot Act includes the IMLAFA, which requires such financial institutions to implement policies and procedures to combat money laundering and the financing of terrorism and grants the Secretary of the U.S. Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations. In addition, the Patriot Act requires the federal bank regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and BHC acquisitions. The U.S. Treasury has issued a number of regulations to implement the Patriot Act, which impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

Other Regulatory Matters

BB&T is subject to examinations by federal and state banking regulators, as well as the SEC, the FINRA, the NYSE, various taxing authorities and various state insurance and securities regulators. BB&T periodically receives requests for information from regulatory authorities in various states, including state insurance commissions and state attorneys general, securities regulators and other regulatory authorities, concerning BB&T’s business and accounting practices. Such requests are considered incidental to the normal conduct of business.

Employees

At December 31, 2014, BB&T had approximately 33,400 employees, the majority of which were full time, compared to approximately 35,000 employees at December 31, 2013.

Website Access to BB&T’s Filings with the SEC

BB&T’s electronic filings with the SEC, including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act, as amended, are made available at no cost in the Investor Relations section of the Company’s website, www.bbt.com, as soon as reasonably practicable after BB&T files such material with, or furnishes it to, the SEC. BB&T’s SEC filings are also available through the SEC’s website at www.sec.gov.

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

BB&T intends to disclose any substantive amendments or waivers to the Codes of Ethics for Directors or Senior Financial Officers on BB&T’s website at www.bbt.com.

     Executive Officers of BB&T

Executive Officer	Recent Work Experience	Years of Service	Age
Kelly S. King	Chairman since January 2010. Chief Executive Officer since January 2009.	42	66
Chairman and Chief Executive Officer

Christopher L. Henson	Chief Operating Officer since January 2009.	30	53
Chief Operating Officer

Daryl N. Bible	Chief Financial Officer since January 2009.	7	53
Senior Executive Vice President and
Chief Financial Officer

Ricky K. Brown	President, Community Banking since July 2004.	37	59
Senior Executive Vice President and
President, Community Banking

Barbara F. Duck	Enterprise Risk Manager since July 2009.	27	48
Senior Executive Vice President and
Enterprise Risk Manager

Donna C. Goodrich	Deposit Services Manager since April 2004.	29	52
Senior Executive Vice President and
Deposit Services Manager

Robert J. Johnson, Jr.	General Counsel, Secretary and Chief Corporate Governance Officer since September 2010. Deputy General Counsel from January 2008 to August 2010.	10	42
Senior Executive Vice President and General Counsel, Secretary and Chief Corporate Governance Officer

Clarke R. Starnes III	Chief Risk Officer since July 2009.	32	55
Senior Executive Vice President and
Chief Risk Officer

Steven B. Wiggs	Chief Marketing Officer since February 2005. Lending Group Manager since July 2009.	35	57
Senior Executive Vice President and
Chief Marketing Officer and Lending
Group Manager

Cynthia A. Williams	Chief Corporate Communications Officer since June 2009.	29	62
Senior Executive Vice President and
Chief Corporate Communications Officer

W. Rufus Yates	President and CEO of BB&T Securities since January 2013. President and CEO of Scott & Stringfellow, LLC from 2009 through 2012.	28	57
Senior Executive Vice President and
Capital Markets Manager
20

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

BB&T is extensively regulated under federal and state banking laws and regulations that are intended primarily for the protection of depositors, federal DIFs and the banking system as a whole. In addition, BB&T is subject to changes in federal and state laws as well as changes in banking and credit regulations and governmental economic and monetary policies. Any of these changes could adversely and materially affect BB&T. The current regulatory environment for financial institutions entails significant potential increases in compliance requirements and associated costs, including those related to consumer credit, with a focus on mortgage lending.

Federal and state banking regulators also possess broad powers to take supervisory actions as they deem appropriate. These supervisory actions may result in higher capital requirements, higher deposit insurance premiums and limitations on BB&T’s activities that could have a material adverse effect on its business and profitability.

The ongoing implementation of the Dodd-Frank Act, and its related rulemaking activities, may result in lower revenues, higher costs and ratings downgrades. In addition, failure to meet the FRB’s capital planning and adequacy requirements and liquidity requirements under the Dodd-Frank Act and other banking laws may limit the ability to pay dividends, pursue acquisitions and repurchase common stock.

The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, and changes among the bank regulatory agencies. Under Dodd-Frank, BB&T is deemed to be a “systemically important” institution. During 2014, federal agencies continued implementation of the Dodd-Frank Act. Many of these provisions remain subject to further rulemaking, guidance, and interpretation by the applicable federal regulators, such as the Council, which will regulate the systemic risk of the financial system. Additionally, the CFPB has finalized a number of significant rules that impact nearly every aspect of the lifecycle of a residential mortgage. These rules implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, the Truth in Lending Act and the Real Estate Settlement Procedures Act. These rules have a direct impact on BB&T’s operations, as BB&T is both a mortgage originator and a servicer.

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

In addition, BB&T has been subject to assessment by the FRB as part of the CCAR program. CCAR is an annual exercise by the FRB to ensure that institutions have forward-looking capital planning processes that account for their risks and sufficient capital to continue operations throughout times of economic and financial stress. BB&T cannot be certain that the FRB will have no objections to BB&T’s future capital plans submitted through the CCAR program. Failure to pass the CCAR review could adversely affect BB&T’s ability to pay dividends, enter into acquisitions and repurchase common stock.

BB&T may be subject to more stringent capital requirements, which could diminish its ability to pay dividends or require BB&T to reduce its operations.

The Dodd-Frank Act requires federal banking agencies to establish more stringent risk-based capital requirements and leverage limits applicable to banks and BHCs. During 2013, the FRB approved final rules that established a new comprehensive capital framework for U.S. banking organizations and established a more conservative definition of capital. Once adopted and fully phased in, banking organizations such as BB&T would be required to meet enhanced minimum capital and leverage ratios. These requirements, and any other new regulations, including those that have been proposed but not yet implemented as a result of the requirements established by the BCBS, could adversely affect BB&T’s ability to pay dividends, or could require BB&T to limit certain business activities or to raise capital, which may adversely affect its results of operations or financial condition. In addition, the costs associated with complying with more stringent capital requirements, such as the requirement to formulate and submit capital plans based on pre-defined stress scenarios on an annual basis, could have a material adverse effect on BB&T. See “Regulatory Considerations” for additional information regarding the capital requirements under the Dodd-Frank Act and Basel III.

Differences in interpretation of tax laws and regulations and any potential resulting litigation may adversely impact BB&T’s financial statements.

Local, state or federal tax authorities may interpret tax laws and regulations differently than BB&T and challenge tax positions that BB&T has taken on its tax returns. This may result in differences in the treatment of revenues, deductions, credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest or penalties that could have a material adverse effect on BB&T’s results. For example, as discussed in Note 13 “Income Taxes” in the “Notes to Consolidated Financial Statements,” in February 2010, BB&T received an IRS statutory notice of deficiency for tax years 2002-2007 asserting a liability for taxes, penalties and interest of approximately $892 million. Related developments resulted in a $516 million charge in 2013. Potential developments in BB&T’s litigation or in similar cases could adversely affect BB&T’s financial position or results of operations.

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

A systemic lack of available credit, a lack of confidence in the financial sector, volatility in the financial markets and/or reduced business activity could materially adversely affect BB&T’s business, financial condition and results of operations.

Further downgrades of U.S. government securities by one or more of the credit ratings agencies could have a material adverse effect on BB&T’s operations, earnings and financial condition.

In 2011, the S&P credit rating agency lowered its long term sovereign credit rating on the United States from AAA to AA+, which reflected S&P’s view that an August 2011 agreement of U.S. lawmakers regarding the debt ceiling fell short of what would be necessary to stabilize the U.S. government’s medium term debt dynamics. In June 2013, S&P reaffirmed that rating, while raising its outlook from “Negative” to “Stable.” The three other major credit rating agencies did not downgrade their previously issued U.S. sovereign credit ratings, though some have issued negative outlooks at various times over the last several years. While the risk of a sovereign credit ratings downgrade of the U.S. government, including the rating of U.S. Treasury securities, has been reduced, the possibility still remains. It is foreseeable that the ratings and perceived creditworthiness of instruments issued, insured or guaranteed by institutions or agencies directly linked to the U.S. government could also be correspondingly affected by any such downgrade. Instruments of this nature are key assets on the balance sheets of financial institutions, including BB&T, and are widely used as collateral by financial institutions to meet their day-to-day cash flow needs in the short-term debt market.

A possible future downgrade of the sovereign credit ratings of the U.S. government and a decline in the perceived creditworthiness of U.S. government-related obligations could impact BB&T’s ability to obtain funding that is collateralized by affected instruments, as well as affect the pricing of that funding when it is available. A downgrade may also adversely affect the market value of such instruments. BB&T cannot predict if, when or how any changes to the credit ratings or perceived creditworthiness of these organizations will affect economic conditions. Such ratings actions could result in a significant adverse impact on BB&T. For example, BB&T’s securities portfolio consists largely of MBS issued by GSEs, such as FHLMC and FNMA. Among other things, a further downgrade in the U.S. government’s credit rating could adversely impact the value of these securities and may trigger requirements that the Company post additional collateral for trades relative to these securities. A downgrade of the sovereign credit ratings of the U.S. government or the credit ratings of related institutions, agencies or instruments would significantly exacerbate the other risks to which BB&T is subject and any related adverse effects on the business, financial condition and results of operations.

The soundness of other financial institutions could adversely affect BB&T.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. BB&T has exposure to many different industries and counterparties, and BB&T and certain of its subsidiaries routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds and other institutions. Many of these transactions expose BB&T to credit risk in the event of default of its counterparty. In addition, BB&T’s credit risk may be exacerbated when collateral is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure. These types of losses could materially and adversely affect BB&T’s results of operations or financial condition.

The expiration of the loss sharing agreements related to the Colonial acquisition could result in increased losses on loans and securities.

In connection with its acquisition of Colonial, BB&T entered into loss sharing agreements with the FDIC, which provided that a significant portion of losses related to the acquired loan portfolios would be borne by the FDIC. Effective October 1, 2014, loans and securities subject to the commercial loss sharing agreement with the FDIC were no longer covered by loss sharing. These loans and securities totaled $561 million and $1.2 billion, respectively, as of December 31, 2014.

Additionally, the single family loss sharing agreement ends in 2019. Any charge-off of related losses that BB&T experiences after the term of the single family loss sharing agreement will not be reimbursed by the FDIC and will negatively impact BB&T’s net income.

Liquidity Risk

BB&T’s liquidity could be impaired by an inability to access the capital markets, an unforeseen outflow of cash or a reduction in the credit ratings for BB&T or its subsidiaries.

Liquidity is essential to BB&T’s businesses. When volatility or disruptions occur in the capital markets, BB&T’s ability to access capital could be materially impaired. Additionally, other factors outside of BB&T’s control, such as a general market disruption or an operational problem that affects third parties, could impair BB&T’s ability to access capital markets or create an unforeseen outflow of cash or deposits. BB&T’s inability to access the capital markets could constrain its ability to make new loans, to meet its existing lending commitments and ultimately jeopardize its overall liquidity and capitalization.

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

The negative impact on economic conditions and global markets from the EU, Puerto Rico and other sovereign debt matters could adversely affect BB&T’s business, financial condition and liquidity. Global conflicts and political activity could cause turmoil and volatility in the financial markets, which could reduce the value of BB&T’s assets or cause a reduction in liquidity that adversely impacts BB&T’s financial condition and results of operations.

The monetary, tax and other policies of governmental agencies, including the FRB, have a significant impact on market interest rates, and BB&T’s business and financial performance is impacted significantly by such interest rates.

BB&T’s businesses and earnings are affected by the fiscal and other policies adopted by various regulatory authorities of the U.S., non-U.S. governments and international agencies. The FRB regulates the supply of money and credit in the U.S. The federal policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments. The market impact from such policies can also materially decrease the value of certain of BB&T’s financial assets, most notably debt securities. Changes in the federal policies are beyond BB&T’s control and, consequently, the impact of these changes on BB&T’s activities and results of operations is difficult to predict.

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

Loss of deposits or a change in deposit mix could increase the Company’s funding costs.

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

Operational Risk

BB&T faces cybersecurity risks, including “denial of service attacks,” “hacking” and “identity theft” that could result in the disclosure of confidential information, adversely affect BB&T’s business or reputation and create significant legal and financial exposure.

BB&T’s computer systems and network infrastructure are subject to security risks and could be susceptible to cyber-attacks, such as denial of service attacks, hacking, terrorist activities or identity theft. Financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. Denial of service attacks have been launched against a number of large financial services institutions, including BB&T. None of these events resulted in a breach of BB&T’s client data or account information; however, the performance of BB&T’s website, www.bbt.com, was adversely affected, and in some instances customers were prevented from accessing BB&T’s website. BB&T expects to be subject to similar attacks in the future. While events to date primarily resulted in inconvenience, future cyber-attacks could be more disruptive and damaging. Hacking and identity theft risks, in particular, could cause serious reputational harm. Cyber threats are rapidly evolving and BB&T may not be able to anticipate or prevent all such attacks. BB&T may incur increasing costs in an effort to minimize these risks and could be held liable for any security breach or loss.

Despite efforts to ensure the integrity of its systems, BB&T will not be able to anticipate all security breaches of these types, and BB&T may not be able to implement effective preventive measures against such security breaches. The techniques used by cyber criminals change frequently and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments. Those parties may also attempt to fraudulently induce employees, customers or other users of BB&T’s systems to disclose sensitive information in order to gain access to its data or that of its clients. These risks may increase in the future as the Company continues to increase its mobile-payment and other internet-based product offerings and expands its internal usage of web-based products and applications.

A successful penetration or circumvention of system security could cause serious negative consequences to BB&T, including significant disruption of operations, misappropriation of confidential information of BB&T or that of its customers, or damage to computers or systems of the Company or those of its customers and counterparties. A security breach could result in violations of applicable privacy and other laws, financial loss to BB&T or to its customers, loss of confidence in BB&T’s security measures, significant litigation exposure, and harm to BB&T’s reputation, all of which could have a material adverse effect on the Company.

BB&T relies on its employees, systems and certain counterparties, and certain failures could materially adversely affect operations.

BB&T’s business is dependent on the ability to process, record and monitor a large number of complex transactions. The Company could be materially adversely affected if one or more of its employees causes a significant operational breakdown or failure, either as a result of human error or intentionally. Financial, accounting, or other data processing systems may fail or have other significant shortcomings that materially adversely affect BB&T’s business. In addition, products, services and processes are continually changing and BB&T may not fully identify new operational risks that may arise from such changes. Any of these occurrences could diminish the ability to operate one or more LOBs or result in potential liability to clients, increased operating expenses, higher litigation costs (including fines and sanctions), reputational damage, regulatory intervention or weaker competitive standing, any of which could be material to the Company.

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

Third party vendors provide certain key components of BB&T’s business infrastructure such as internet connections, network access and mutual fund distribution. While BB&T has selected these third party vendors carefully, it does not control their operations. Any failure by these third parties to perform or provide agreed upon goods and services for any reason, or their poor performance of services, could adversely affect BB&T’s ability to deliver products and services to its customers and otherwise conduct its business. Replacing these third party vendors could also entail significant delay and expense.

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

Difficulty in integrating an acquired company may cause BB&T not to realize expected revenue increases, cost savings, increases in geographic or product presence and/or other projected benefits from the acquisition. The integration could result in higher than expected deposit attrition, loss of key employees, disruption of BB&T’s businesses or the businesses of the acquired company, or otherwise adversely affect BB&T’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition. Also, the negative effect of any divestitures required by regulatory authorities in acquisitions or business combinations may be greater than expected. As a result of these and other factors, BB&T could incur losses on acquired assets and increased expenses resulting from the failure to successfully integrate an acquired company, which could adversely impact its financial condition or results of operations.

BB&T may not be able to successfully implement a new ERP system, which could adversely affect BB&T’s business operations and profitability.

BB&T is investing significant resources in an enterprise-wide initiative aimed at implementing an integrated ERP financial platform, utilizing certain modules of SAP software. The objective of the new ERP system is to modernize and consolidate many of the existing systems that are currently used for a variety of functions throughout the Company, including both internal and external financial reporting. BB&T may not be able to successfully implement and integrate the new ERP system, which could adversely impact the ability to provide timely and accurate financial information in compliance with legal and regulatory requirements, which could result in sanctions from regulatory authorities. Such sanctions could include fines and suspension of trading in BB&T stock, among others. In addition, a number of core business processes could be affected. The implementation could extend past the expected timing and/or result in operating inefficiencies, which could increase the costs associated with the implementation as well as ongoing operations.

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

BB&T also experiences competition from a variety of institutions outside of its market area. Some of these institutions conduct business primarily over the Internet and thus may be able to realize certain cost savings and offer products and services at more favorable rates and with greater convenience to the customer, who can pay bills and transfer funds directly without going through a bank. This could result in the loss of fee income, as well as the loss of customer deposits and income generated from those deposits. In addition, changes in consumer spending and saving habits could adversely affect BB&T’s operations, and the Company may be unable to develop competitive new products and services in response to these changes on a timely basis or at all.

BB&T may not be able to complete future acquisitions.

BB&T must generally satisfy a number of meaningful conditions before it can complete an acquisition of another bank or BHC, including federal and/or state regulatory approvals. In determining whether to approve a proposed bank or BHC acquisition, bank regulators will consider, among other factors, the effect of the acquisition on competition, financial condition and future prospects, including current and projected capital ratios and levels, the competence, experience and integrity of management and record of compliance with laws and regulations, the convenience and needs of the communities to be served, including the acquiring institution’s record of compliance under the CRA, the effectiveness of the acquiring institution in combating money laundering activities and protests from various stakeholders of both BB&T and its acquisition partner. Also, under the Dodd-Frank Act, U.S. regulators must now take systemic risk into account when evaluating whether to approve a potential acquisition transaction involving a large financial institution like BB&T. BB&T cannot be certain when or if, or on what terms and conditions, any required regulatory approvals will be granted. In specific cases, BB&T may be required to sell banks or branches, or take other actions as a condition to receiving regulatory approval. An inability to satisfy other conditions necessary to consummate an acquisition transaction, such as third-party litigation, a judicial order blocking the transaction or lack of shareholder approval, could also prevent BB&T from completing an announced acquisition.

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

ITEM 2. PROPERTIES

BB&T leases its headquarters in Winston-Salem, North Carolina and owns or leases other significant office space in the vicinity of its headquarters. BB&T owns free-standing operations centers, with its primary operations and information technology center located in Wilson, North Carolina. Offices are either owned or operated under long-term leases. At December 31, 2014, Branch Bank operated 1,839 branch offices in North Carolina, Virginia, Florida, Georgia, Maryland, South Carolina, West Virginia, Kentucky, Alabama, Texas, Tennessee, Washington DC and Indiana. BB&T also operates numerous insurance agencies and other businesses that occupy facilities. Management believes that the premises are well-located and suitably equipped to serve as financial services facilities. See Note 5 “Premises and Equipment” in the “Notes to Consolidated Financial Statements” in this report for additional disclosures related to properties and other fixed assets.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

BB&T’s common stock is traded on the NYSE under the symbol “BBT.” The common stock was held by approximately 346,000 shareholders at December 31, 2014 compared to approximately 342,000 shareholders at December 31, 2013. The following table sets forth the quarterly high and low trading prices and closing sales prices for BB&T’s common stock and the dividends declared per share of common stock for each of the last eight quarters.

Table 5
Quarterly Summary of Market Prices and Cash Dividends Declared on Common Stock

	2014				2013
				Cash				Cash
	Sales Prices			Dividends	Sales Prices			Dividends
	High	Low	Close	Declared	High	Low	Close	Declared
Quarter Ended:
March 31	$41.04	$36.28	$40.17	$0.23	$31.81	$29.54	$31.39	$0.23
June 30	40.95	36.38	39.43	0.24	34.37	29.18	33.88	0.23
September 30	40.21	35.86	37.21	0.24	36.59	33.30	33.75	0.23
December 31	39.69	34.50	38.89	0.24	37.42	32.65	37.32	0.23
Year	$41.04	$34.50	$38.89	$0.95	$37.42	$29.18	$37.32	$0.92

Common Stock, Dividends and Share Repurchases

BB&T’s ability to pay dividends is primarily dependent on earnings from operations, the adequacy of capital and the availability of liquid assets for distribution and is subject to the FRB not objecting to its capital plan. BB&T’s ability to generate liquid assets for distribution is dependent on the ability of Branch Bank to pay dividends to the Parent Company. The payment of cash dividends is an integral part of providing a competitive return on shareholders’ investments. The Company’s policy is to accomplish this while retaining sufficient capital to support future growth and to meet regulatory requirements. Management has established a guideline that the common dividend payout ratio will be between 30% and 50% and the total payout ratio (including dividends and share repurchases) will be between 30% and 80% of basic EPS during normal economic conditions. BB&T’s common dividend payout ratio, computed by dividing dividends declared per common share by basic EPS, was 34.1% in 2014 compared to 41.4% in 2013. BB&T has paid a cash dividend to shareholders every year since 1903. BB&T expects common dividend declarations, if declared, to occur in January, April, July and October with payment dates on or about the first of March, June, September and December. A discussion of dividend restrictions is included in Note 16 “Regulatory Requirements and Other Restrictions” in the “Notes to Consolidated Financial Statements” and in the “Regulatory Considerations” section.

Share Repurchases

BB&T has periodically repurchased shares of its own common stock. In accordance with North Carolina law, repurchased shares cannot be held as treasury stock, but revert to the status of authorized and unissued shares upon repurchase.

The Board of Directors has granted authority under the 2006 Repurchase Plan for the repurchase of up to 50 million shares of BB&T’s common stock. The 2006 Repurchase Plan remains in effect until all the authorized shares are repurchased unless the plan is modified by the Board of Directors. No shares were repurchased in connection with the 2006 Repurchase Plan during 2014, 2013, or 2012.

Table 6
Share Repurchase Activity

					Maximum Remaining
					Number of Shares
		Total	Average	Total Shares Repurchased	Available for Repurchase
		Shares	Price Paid	Pursuant to	Pursuant to
		Repurchased (1)	Per Share (2)	Publicly-Announced Plan	Publicly-Announced Plan

		(Shares in thousands)
	October 2014	54	$37.16	―	44,139
	November 2014	5	37.80	―	44,139
	December 2014	5	37.81	―	44,139
	Total	64	37.26	―	44,139

(1)	Repurchases reflect shares exchanged or surrendered in connection with the exercise of equity-based awards under BB&T’s equity-based compensation plans.
(2)	Excludes commissions.

Preferred Stock

See Note 11 “Shareholders’ Equity” in the “Notes to Consolidated Financial Statements” for information about BB&T’s preferred stock.

Equity Compensation Plan Information

The following table provides information concerning securities to be issued upon the exercise of outstanding equity-based awards, the weighted average price of such awards and the securities remaining available for future issuance as of December 31, 2014.

Table 7
Equity Compensation Plan Information

		(a)(1)	(b)(2)	(c)(3)
		Number of securities	Weighted-average	Number of securities remaining
		to be issued upon	exercise price of	available for future issuance
		exercise of outstanding	outstanding options,	under equity compensation plans
	Plan Category	options, warrants and rights	warrants and rights	(excluding securities reflected in (a))
	Approved by security holders	40,195,870	$35.09	26,832,221
	Not approved by security holders	―	―	―
	Total	40,195,870	35.09	26,832,221

(1)	Includes 11,821,700 RSUs.
(2)	Excludes RSUs because they do not have an exercise price.
(3)	All awards remaining available for future issuance will be issued under the terms of the 2012 Incentive Plan.

Performance Graph

Set forth below are graphs comparing the total returns (assuming reinvestment of dividends) of BB&T common stock, the S&P 500 Index, and an industry Peer Group. The Peer Group consists of FHCs and BHCs with assets between approximately $50 billion and $410 billion as of December 31, 2014. The companies in the Peer Group were Comerica Incorporated, Fifth-Third Bancorp, Huntington Bancshares, Incorporated, KeyCorp, M&T Bank Corporation, PNC Financial Services Group, Inc., Regions Financial Corporation, SunTrust Banks, Inc., U.S. Bancorp and Zions Bancorporation.

*	$100 invested on December 31, 1994, 2004 or 2009, including reinvestment of dividends. Fiscal year ended December 31.

		Cumulative Total Return Through December 31,						Cumulative Total Return
		2009	2010	2011	2012	2013	2014	Through December 31, 2014
		$100 Invested December 31, 2009						10 Year	20 Year
	BB&T Corporation	$100.00	$105.93	$103.94	$123.25	$163.57	$174.85	$134.70	$801.99
	S&P 500 Index	100.00	115.06	117.48	136.26	180.38	205.05	209.46	653.60
	BB&T’s Peer Group	100.00	131.02	116.16	142.15	192.91	215.85	117.20	608.97

ITEM 6. SELECTED FINANCIAL DATA
(Dollars in millions, except per share data, shares in thousands)

							Five Year
	As of/ For the Year Ended December 31,						Compound
	2014	2013	2012	2011	2010	2009	Growth Rate
Summary of Operations:
Interest income	$6,142	$6,507	$6,917	$6,885	$7,115	$6,884	(2.3)%
Interest expense	768	891	1,060	1,378	1,795	2,040	(17.7)
Net interest income	5,374	5,616	5,857	5,507	5,320	4,844	2.1
Provision for credit losses	251	592	1,057	1,190	2,638	2,811	(38.3)
Net interest income after
provision for credit losses	5,123	5,024	4,800	4,317	2,682	2,033	20.3
Noninterest income	3,784	3,937	3,820	3,113	3,957	3,934	(0.8)
Noninterest expense	5,921	5,837	5,828	5,802	5,670	4,931	3.7
Income before income taxes	2,986	3,124	2,792	1,628	969	1,036	23.6
Provision for income taxes	760	1,395	764	296	115	159	36.7
Net income	2,226	1,729	2,028	1,332	854	877	20.5
Noncontrolling interest	75	50	49	43	38	24	25.6
Dividends and accretion on
preferred stock	148	117	63	―	―	124	3.6
Net income available to
common shareholders	$2,003	$1,562	$1,916	$1,289	$816	$729	22.4

Per Common Share:
Average shares outstanding:
Basic	718,140	703,042	698,739	696,532	692,489	629,583	2.7
Diluted	728,372	714,363	708,877	705,168	701,039	635,619	2.8
Earnings:
Basic	$2.79	$2.22	$2.74	$1.85	$1.18	$1.16	19.2
Diluted	2.75	2.19	2.70	1.83	1.16	1.15	19.0
Cash dividends declared (1)	0.95	0.92	0.80	0.65	0.60	0.92	0.6
Book value	30.16	28.52	27.21	24.98	23.67	23.47	5.1

Average Balances:
Securities, at amortized cost (2)	$40,541	$36,772	$36,334	$29,923	$27,610	$31,226	5.4
Loans and leases (3)	118,830	117,527	113,733	105,962	104,787	102,146	3.1
Other assets	25,697	26,963	28,567	27,081	27,261	21,810	3.3
Total assets	$185,068	$181,262	$178,634	$162,966	$159,658	$155,182	3.6
Deposits	$129,077	$128,555	$127,617	$112,318	$106,773	$102,381	4.7
Long-term debt	22,210	19,301	20,651	22,257	21,653	19,085	3.1
Other liabilities	9,790	11,516	10,889	11,124	14,346	17,478	(10.9)
Shareholders' equity	23,991	21,890	19,477	17,267	16,886	16,238	8.1
Total liabilities and
shareholders' equity	$185,068	$181,262	$178,634	$162,966	$159,658	$155,182	3.6

Period-End Balances:
Total assets	$186,814	$183,010	$184,499	$175,011	$157,081	$165,764	2.4
Loans and leases (3)	121,307	117,139	118,364	111,205	107,264	106,207	2.7
Deposits	129,040	127,475	133,075	124,939	107,213	114,965	2.3
Long-term debt	23,312	21,493	19,114	21,803	21,730	21,376	1.7
Shareholders' equity	24,426	22,809	21,223	17,480	16,498	16,241	8.5

Selected Ratios:
Rate of return on:
Average total assets	1.20%	0.95%	1.14%	0.82%	0.54%	0.56%
Average common equity	9.40	8.06	10.35	7.49	4.85	4.93
Average total equity	9.28	7.90	10.41	7.71	5.06	5.40
Dividend payout	34.05	41.44	29.20	35.14	50.85	79.31
Average equity to average assets	12.96	12.08	10.90	10.60	10.58	10.46

(1)	2011 included a special $0.01 dividend.
(2)	Excludes trading securities.
(3)	Loans and leases are net of unearned income and include LHFS.
32

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Significant Accomplishments

Significant accomplishments during 2014 included:

•	Record net income available to common shareholders of $2.0 billion, a 28.2% increase over the prior year.

•	Continued improvement in credit quality:

o	NPAs declined $392 million, or 33.4%.

o	Net charge-offs as a percentage of average loans and leases were 0.46% for 2014, compared to 0.69% for 2013.

o	ALLL was 274% of net charge-offs at December 31, 2014, compared to 219% at December 31, 2013.

•	Continued improvement in deposit mix and average cost:

o	Average noninterest-bearing deposits increased 10.0% during 2014 and represented 28.9% of total average deposits for 2014 compared to 26.4% in 2013.

o	The average cost of interest-bearing deposits for 2014 was 0.26%, a decline of six basis points compared to the prior year.

•	Strong growth in regulatory capital ratios during 2014:

o	Tier 1 risk-based capital was 12.4% at year-end 2014, compared to 11.8% at year-end 2013.

o	Total capital was 14.9% at year-end 2014, compared to 14.3% at year-end 2013.

o	Leverage capital was 9.9% at year-end 2014, compared to 9.3% at year-end 2013.

•	Strategic mergers to complement organic growth:

o	Completed the purchase of 21 branches in Texas, providing $1.2 billion in deposits.

o	Reached an agreement to acquire 41 additional branches in Texas with approximately $2.3 billion in deposits.

o	Reached an agreement to acquire The Bank of Kentucky Financial Corporation, which has $1.9 billion in assets, $1.6 billion in deposits and 32 branches and a strong market share in the northern Kentucky/Cincinnati market.

o	Reached an agreement to acquire Susquehanna Bancshares, Inc., which has $18.7 billion in assets, $13.7 billion in deposits and 245 branches in Pennsylvania, New Jersey, West Virginia and Maryland.

Key Challenges

BB&T’s business has become more dynamic and complex in recent years. Consequently, management has annually evaluated and, as necessary, adjusted the Company’s business strategy in the context of the current operating environment. During this process, management considers the current financial condition and performance of the Company and its expectations for future economic activity from both a national and local market perspective. The achievement of BB&T’s key strategic objectives and established long-term financial goals is subject to many uncertainties and challenges. In the opinion of management, the challenges that are most relevant and likely to have a near term impact on performance are presented below:

•	Intense competition within the financial services industry given the challenge in growing assets during a period of sustained low interest rates.

•	Global economic and geopolitical risk, including potential financial system instability and ramifications of sovereign debt issues.

•	Cost and risk associated with regulatory reform and initiatives and IT projects.

•	Merger integration risk.

In addition, certain other challenges and unforeseen events could have a near term impact on BB&T’s financial condition and results of operations. See the section titled “Forward-Looking Statements” for additional examples of such challenges.

Overview of Significant Events and Financial Results

BB&T generated strong operating results for 2014, despite the challenges associated with the continued low interest rate environment, increased costs associated with certain regulatory initiatives and intense competition for loans to qualified borrowers. From a NIM perspective, the negative impact associated with lower yields on new loans and securities was partially mitigated by a decrease in funding costs from 0.75% to 0.65%, primarily driven by a decline in the cost of interest-bearing deposits and the early extinguishment of certain FHLB advances during the third quarter of 2014.

Consolidated net income available to common shareholders for 2014 totaled $2.0 billion, an increase of $441 million compared to $1.6 billion earned during 2013. On a diluted per common share basis, earnings for 2014 were $2.75, compared to $2.19 for 2013. Earnings for 2013 were reduced by $516 million of tax adjustments. BB&T’s results of operations for 2014 produced a return on average assets of 1.20% and a return on average common shareholders’ equity of 9.40% compared to prior year ratios of 0.95% and 8.06%, respectively.

BB&T’s revenues for 2014 were $9.3 billion on a FTE basis, a decrease of $398 million compared to 2013. Net interest income on a FTE basis was $245 million lower than the prior year, which reflects a $368 million decrease in interest income that was partially offset by a decrease in funding costs totaling $123 million. Noninterest income decreased $153 million for the year, driven by a $170 million decline in mortgage banking income, which reflects a decline in the volume of residential mortgage loan production and sales and tighter margins.

The provision for credit losses declined $341 million, or 57.6%, compared to the prior year, reflecting continued improvement in credit quality. The provision for credit losses also benefited from loan sales that generated a combined $66 million in gains through the release of the related ALLL.

Asset quality improved significantly during 2014 as NPAs declined $392 million, or 33.4%, compared to 2013. This decline included a $319 million decrease in NPLs, partially due to loan sales, and a $73 million decrease in foreclosed real estate and other property. Net charge-offs for 2014 were $538 million, compared to $792 million for the prior year. The ratio of the ALLL to net charge-offs was 2.74x for 2014, compared to 2.19x in 2013.

Noninterest expense increased $84 million primarily due to a $122 million loss on early extinguishment of debt and $118 million in charges related to the FHA-insured loan origination process. These increases were partially offset by a $113 million decrease in personnel expense primarily due to reduced pension expense.

Effective October 1, 2014, loans and securities subject to the commercial loss sharing agreement with the FDIC related to the Colonial acquisition were no longer covered by loss sharing. At December 31, 2014, these loans had a carrying value of $561 million and a UPB of $836 million, and the securities had a carrying value of $1.2 billion.

BB&T’s total assets at December 31, 2014 were $186.8 billion, an increase of $3.8 billion compared to December 31, 2013. This increase includes a $4.2 billion increase in loans and leases due to broad-based loan growth, with commercial and industrial up $2.9 billion, sales finance up $1.2 billion and other lending subsidiaries up $1.0 billion. A decline in direct retail lending balances and a corresponding increase in residential mortgage balances reflect the impact of an $8.3 billion transfer that occurred during the first quarter of 2014. Excluding this transfer, mortgage balances declined due to the previously mentioned loan sales, lower origination volume and management’s decision to sell substantially all conforming mortgage loan production. HTM securities increased $2.1 billion, while AFS securities declined $1.2 billion. Other assets declined $1.4 billion due to a $309 million decrease in the FDIC loss share receivable and a $1.0 billion decline in commercial factoring balances.

Total deposits at December 31, 2014 were $129.0 billion, an increase of $1.6 billion, or 1.2%, from the prior year. The increase in deposits reflects strong growth in noninterest-bearing deposits, which were up $3.8 billion or 10.9% compared to the prior year. Interest checking and money market and savings grew $1.4 billion and $2.0 billion, respectively, while time deposits and IRAs declined $5.7 billion. The increase in total deposits also reflects the previously mentioned acquisition of 21 branches in Texas during the second quarter. The average cost of interest-bearing deposits for 2014 was 0.26%, a decline of six basis points compared to the prior year.

Total shareholders’ equity increased $1.6 billion, or 7.1%, compared to the prior year. This increase was primarily driven by net income in excess of dividends totaling $1.4 billion. BB&T’s Tier 1 risk-based capital and total risk-based capital ratios at December 31, 2014 increased to 12.4% and 14.9%, respectively, compared to 11.8% and 14.3% at December 31, 2013, respectively. BB&T’s risk-based capital ratios remain well above regulatory standards for well-capitalized banks. BB&T’s Basel III common equity tier 1 ratio, which is based on management’s interpretation of the FRB rules that became effective on January 1, 2015, was 10.3% at December 31, 2014, versus 9.7% at December 31, 2013.

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

2014 compared to 2013

For 2014, net interest income on a FTE basis totaled $5.5 billion, a decrease of $245 million or 4.3% compared to the prior year. The decrease in net interest income reflects lower yields on new loans and securities and runoff in the loan portfolio acquired from the FDIC, partially offset by lower funding costs, which declined $123 million compared to 2013. The improvement in funding costs reflects a six basis point reduction in the average cost of interest-bearing deposits due to improved mix and a 67 basis point reduction in the average cost of long-term debt primarily due to the early extinguishment of $1.1 billion of higher-cost FHLB advances during the third quarter and lower rates on new issuances.

The FTE-adjusted NIM is the primary measure used in evaluating the gross profit margin from the portfolios of earning assets. The FTE-adjusted NIM was 3.42% in 2014 compared with 3.68% in 2013. The decline in the NIM reflects lower yields on loans and securities, partially offset by the lower funding costs described above. The average annualized FTE yield for total loans and leases was 4.42% for 2014, compared to 4.85% for the prior year. The decrease was primarily due to lower yields on new loan originations and the runoff of higher yielding loans acquired from the FDIC. The FTE yield on the total securities portfolio was 2.45% for the year ended December 31, 2014, compared to 2.51% for the prior year.

The average rate paid on interest-bearing deposits for 2014 dropped to 0.26%, from 0.32% in 2013. This improvement was driven by an 18 basis point reduction in the cost of time deposits and IRAs.

The rates paid on average short-term borrowings declined to 0.13% in 2014 from 0.16% in 2013. At December 31, 2014, the targeted Federal funds rate was a range of zero percent to 0.25%. The average rate on long-term debt during 2014 was 2.36%, compared to 3.03% for the prior year. This decline reflects the previously mentioned early extinguishment of $1.1 billion of higher-cost FHLB advances and lower rates on new issuances.

2013 compared to 2012

For 2013, net interest income on an FTE-adjusted basis totaled $5.8 billion, a decrease of $244 million or 4.1%, compared to the prior year. The decrease in net interest income reflects lower yields on new loans and securities and runoff in the loan portfolio acquired from the FDIC, partially offset by lower funding costs, which declined $170 million compared to 2012. The improvement in funding costs reflects an 11 basis point reduction in the average cost of interest-bearing deposits and a lower average long-term debt balance.

The FTE-adjusted NIM is the primary measure used in evaluating the gross profit margin from the portfolios of earning assets. The FTE-adjusted NIM was 3.68% in 2013 compared with 3.91% in 2012. The decline in the NIM primarily reflects lower yields on new loans and securities and runoff of loans acquired from the FDIC, partially offset by the lower funding costs described above. The average annualized FTE yield for total loans and leases was 4.85% for 2013, compared to 5.35% for the prior year. The decrease was primarily due to lower yields on new loan originations and the runoff of higher yielding loans acquired from FDIC. The FTE yield on the total securities portfolio was 2.51% for the year ended December 31, 2013, compared to 2.64% for the prior year. This decrease reflects runoff in the security portfolio acquired from FDIC and security duration adjustments.

The average rate paid on interest-bearing deposits dropped to 0.32% during 2013, from 0.43% in 2012. This improvement included a 16 basis point reduction in the cost of time deposits and IRAs and a five basis point reduction in the cost of money market and savings accounts.

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

Acquired from the FDIC and FDIC Loss Share Receivable/Payable

In connection with the Colonial acquisition, Branch Bank entered into loss sharing agreements with the FDIC that outline the terms and conditions under which the FDIC will reimburse Branch Bank for a portion of the losses incurred on certain loans, OREO, investment securities and other assets. The FDIC’s obligation to reimburse Branch Bank for losses with respect to assets acquired from the FDIC began with the first dollar of loss incurred.

Table 8
Assets Acquired from the FDIC by Loss Share Agreement
December 31, 2014

		Commercial Loss Share Agreement (1)	Single Family Loss Share Agreement	Total

		(dollars in millions)
	Loans and leases (2)	$561	$654	$1,215
	AFS securities	1,243	―	1,243
	Other assets	58	38	96
	Total assets acquired from the FDIC	$1,862	$692	$2,554

(1)	The loss sharing provisions of the commercial loss sharing agreement have expired; however, gains on the disposition of assets subject to this agreement will be shared with the FDIC through September 30, 2017.
(2)	Loans and leases subject to the commercial and single family loss share agreements had a UPB of $836 million and $888 million, respectively.

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

The gain/loss sharing coverage related to the acquired AFS securities is based on a contractually-specified value of the securities as of the date of the loss sharing agreement, adjusted to reflect subsequent pay-downs, redemptions or maturities on the underlying securities. The contractually-specified value of these securities totaled approximately $626 million at December 31, 2014. During the period of gain sharing (October 1, 2014 through September 30, 2017), any decline in the fair value of the acquired AFS securities down to the contractually-specified value would reduce BB&T’s liability to the FDIC at the applicable loss sharing percentage. BB&T is not indemnified for declines in the fair value of the acquired securities below the contractually-specified amount.

The terms of the loss sharing agreement with respect to certain non-agency MBS provided that Branch Bank would be reimbursed by the FDIC for 95% of any and all losses incurred through the third quarter of 2014. For other assets acquired from the FDIC, the FDIC reimbursement was as follows:

•	80% of net losses incurred up to $5 billion
•	95% of net losses in excess of $5 billion.

BB&T does not expect cumulative net losses to exceed $5 billion on the respective assets acquired from FDIC. Gains and recoveries on assets acquired from FDIC, net of related expenses, will offset losses or be paid to the FDIC at the applicable loss share percentage at the time of recovery.

Following the conclusion of the 10 year loss share period in 2019, should actual aggregate losses, excluding securities, be less than an amount determined in accordance with these agreements, BB&T will pay the FDIC a portion of the difference. As of December 31, 2014, BB&T projects that in 2019 Branch Bank would owe the FDIC approximately $177 million under the aggregate loss calculation. As described below, this liability is expensed over time and BB&T has recognized total expense of approximately $132 million through December 31, 2014.

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

•	If the estimated credit loss on a loan pool is increased:

o	The reduction in the net present value of the loan pool is recognized immediately as provision expense and an increase to the ALLL.
o	The FDIC loss share asset is increased by 80% of the adjustment to the ALLL through income.

•	If the estimated credit loss on a loan pool is reduced:

o	If the loan pool has an allowance, the allowance is first reduced to $0 (and 80% of this reduction decreases the FDIC loss share asset) through income.
o	If the loan pool does not have an allowance (or it is first reduced to $0 and there remains additional expected cash flows), the excess of expected cash flows is recognized as a yield adjustment over the remaining expected life of the loan.
o	The decrease in expected reimbursement from the FDIC is recognized in income prospectively using a level yield methodology over the remaining life of the loss share agreements.
o	The increase in the amount expected to be paid to the FDIC as a result of the aggregate loss calculation is recognized prospectively in proportion to expected loan income over the remaining life of the loss share agreements.

The accounting treatment for securities acquired from the FDIC is summarized below:

•	Prior to the recognition of OTTI on a security acquired from the FDIC:

o	The purchase discount established at acquisition is accreted into income over the expected life of the underlying securities using a level yield methodology.
o	Changes to the expected life of the securities are recognized with a cumulative adjustment to the accretion recognized.

•	Subsequent to recognition of OTTI, which is determined using the same methodology that is applied to securities that were not acquired from the FDIC, an increase in expected cash flows is recognized as a yield adjustment over the remaining expected life of the security based on an evaluation of the nature of the increase.

•	The income statement effect of the above items is offset by the applicable loss share percentage in FDIC loss share income, net, which cumulatively resulted in a liability of $235 million as of December 31, 2014. Subsequent to September 30, 2014, any OTTI will not be offset with the expiration of commercial loss sharing.

•	Securities acquired from the FDIC are classified as AFS and carried at fair market value. The changes in unrealized gains/losses (down to the contractually specified amount) are offset by the applicable loss share percentage in AOCI, which resulted in a liability of $330 million as of December 31, 2014.

•	BB&T would only owe these amounts to the FDIC if BB&T were to sell these securities prior to the end of the third quarter of 2017. BB&T has no current intent to dispose of the securities.

The following table provides information related to the components of the FDIC loss share receivable (payable):

Table 9
FDIC Loss Share Receivable (Payable)

	December 31,
	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in millions)
Loans	$534	$123	$843	$464
Securities	(565)	(535)	(565)	(521)
Aggregate loss calculation	(132)	(161)	(104)	(131)
Total	$(163)	$(573)	$174	$(188)

The decrease in the carrying amount attributable to loans acquired from the FDIC was due to the receipt of cash from the FDIC, negative accretion due to credit loss improvement and the offset to the provision for loans acquired from the FDIC, which was a benefit for the current year. The change in the carrying amount attributable to the aggregate loss calculation is primarily due to accretion of the expected payment, which is included in “Accretion due to credit loss improvement” below. The fair values are based upon a discounted cash flow methodology that is consistent with the acquisition date methodology. The fair value attributable to acquired loans and the aggregate loss calculation changes over time due to the receipt of cash from the FDIC, updated credit loss assumptions and the passage of time. The fair value attributable to securities acquired from the FDIC is based upon the timing and amount that would be payable to the FDIC should they settle at the current fair value at the conclusion of the gain sharing period.

The following table provides information related to the income statement impact of loans and securities acquired from the FDIC and the FDIC loss sharing receivable/payable. The table excludes all amounts related to other assets acquired and liabilities assumed in the acquisition.

Table 10
Revenue Impact from Assets Acquired from the FDIC, Net

	Year Ended December 31,
	2014	2013	2012

	(Dollars in millions)
Interest income-loans	$278	$451	$765
Interest income-securities	125	137	172
Total interest income - acquired from FDIC	403	588	937
Benefit (provision) for loans acquired from FDIC	29	(5)	(13)
OTTI for securities acquired from FDIC	―	―	(4)
FDIC loss share income, net	(343)	(293)	(318)
Adjusted net revenue	$89	$290	$602

FDIC loss share income, net:
Offset to provision for covered loans	$(25)	$4	$11
Accretion due to credit loss improvement	(276)	(255)	(271)
Offset to OTTI for securities acquired from FDIC	―	―	3
Accretion for securities	(42)	(42)	(61)
Total	$(343)	$(293)	$(318)

2014 compared to 2013

Interest income for 2014 on loans and securities acquired from the FDIC decreased $185 million compared to 2013, primarily due to lower average acquired loan balances. The yield on acquired loans for 2014 was 17.22% compared to 16.93% in 2013. At December 31, 2014, the accretable yield balance on acquired loans was $378 million. Accretable yield represents the excess of expected future cash flows above the current net carrying amount of loans and will be recognized in income over the remaining life of the loans.

During 2014, BB&T increased the accretable yield balance on loans acquired from the FDIC by $116 million, compared to a $107 million increase in 2013, primarily due to improved loss results. These adjustments are recognized on a prospective basis over the remaining lives of the loan pools. Loans acquired from FDIC have experienced better performance than originally anticipated, which has resulted in the recognition of additional interest income on a level yield basis over the expected life of the corresponding loans. A significant portion of this increase in interest income is offset by a reduction in noninterest income recorded in FDIC loss share income.

The provision for loans acquired from the FDIC was a benefit of $29 million in 2014, compared to a provision of $5 million for 2013, which reflects improvements in credit quality on acquired loans.

FDIC loss share income, net, was $50 million worse than 2013, primarily due to a $29 million change in the offset to the provision for covered loans and $21 million higher negative accretion related to credit losses on covered loans.

2013 compared to 2012

Interest income for 2013 on loans and securities acquired from the FDIC decreased $349 million compared to 2012, primarily due to lower average acquired loan balances. The yield on acquired loans for 2013 was 16.93% compared to 18.91% in 2012. At December 31, 2013, the accretable yield balance on acquired loans was $538 million. Accretable yield represents the excess of expected future cash flows above the current net carrying amount of loans and will be recognized in income over the remaining life of the acquired loans.

During 2013, BB&T increased the accretable yield balance on loans acquired from the FDIC by $107 million, compared to a $72 million reduction in 2012, primarily due to improved loss results in 2013 and changes in the expected lives of the underlying loans in 2012. These adjustments are recognized on a prospective basis over the remaining lives of the loan pools.

The provision for loans acquired from the FDIC was $5 million in 2013, a decrease of $8 million compared to 2012. This decrease resulted from the quarterly reassessment process.

FDIC loss share income, net, was $25 million better than 2012, primarily due to securities duration adjustments that increased the expected lives of securities in 2013, compared to duration adjustments that shortened the lives in 2012.

FTE Net Interest Income and Rate / Volume Analysis

The following table sets forth the major components of net interest income and the related yields and rates, as well as the variances between the periods caused by changes in interest rates versus changes in volumes. Changes attributable to the mix of assets and liabilities have been allocated proportionally between the changes due to rate and the changes due to volume.

Table 11
FTE Net Interest Income and Rate / Volume Analysis (1)
Year Ended December 31, 2014, 2013 and 2012
										2014 vs. 2013			2013 vs. 2012
	Average Balances (7)			Yield/Rate			Income/Expense			Increase	Change due to		Increase	Change due to
	2014	2013	2012	2014	2013	2012	2014	2013	2012	(Decrease)	Rate	Volume	(Decrease)	Rate		Volume

	(Dollars in millions)
Assets
Total securities, at amortized cost: (2)
U.S. Treasuries	$1,969	$486	$272	1.51%	0.42%	0.22%	$30	$2	$1	$28	$13	$15	$1	$	―	$1
GSEs	5,516	5,032	1,329	2.10	2.04	1.92	116	103	25	13	3	10	78		2	76
MBS issued by GSE	29,504	27,598	30,848	2.00	2.00	2.02	589	552	624	37	―	37	(72)		(6)	(66)
States and political subdivisions	1,827	1,836	1,851	5.78	5.80	5.83	106	107	108	(1)	―	(1)	(1)		(1)	―
Non-agency MBS	246	283	346	7.55	5.69	5.76	19	16	20	3	5	(2)	(4)		―	(4)
Other	547	470	505	1.43	1.45	1.65	8	7	8	1	―	1	(1)		―	(1)
Acquired from FDIC	932	1,067	1,183	13.35	12.82	14.53	125	137	172	(12)	5	(17)	(35)		(19)	(16)
Total securities	40,541	36,772	36,334	2.45	2.51	2.64	993	924	958	69	26	43	(34)		(24)	(10)
Other earning assets (3)	1,881	2,412	3,359	2.13	1.39	0.91	40	34	31	6	15	(9)	3		13	(10)
Loans and leases, net of unearned income: (4)(5)
Commercial:
Commercial and industrial	39,537	38,206	36,966	3.35	3.63	3.96	1,325	1,386	1,464	(61)	(108)	47	(78)		(126)	48
CRE-income producing properties	10,489	9,916	9,046	3.49	3.72	3.82	366	368	346	(2)	(23)	21	22		(9)	31
CRE-construction and development	2,616	2,589	3,398	3.51	3.86	3.76	92	100	128	(8)	(9)	1	(28)		5	(33)
Direct retail lending (6)	8,249	15,952	15,270	4.10	4.64	4.87	338	741	744	(403)	(78)	(325)	(3)		(35)	32
Sales finance	10,007	8,658	7,680	2.71	3.18	3.97	271	275	305	(4)	(44)	40	(30)		(66)	36
Revolving credit	2,385	2,303	2,217	8.70	8.56	8.41	208	197	186	11	3	8	11		3	8
Residential mortgage (6)	31,528	23,598	22,623	4.20	4.22	4.37	1,325	996	989	329	(5)	334	7		(35)	42
Other lending subsidiaries	10,848	10,468	9,525	9.08	10.20	11.04	985	1,068	1,051	(83)	(121)	38	17		(83)	100
Total loans and leases held for investment (excluding acquired from FDIC)	115,659	111,690	106,725	4.25	4.59	4.88	4,910	5,131	5,213	(221)	(385)	164	(82)		(346)	264
Acquired from FDIC	1,613	2,667	4,045	17.22	16.93	18.91	278	451	765	(173)	8	(181)	(314)		(74)	(240)
Total loans and leases held for investment	117,272	114,357	110,770	4.42	4.88	5.40	5,188	5,582	5,978	(394)	(377)	(17)	(396)		(420)	24
LHFS	1,558	3,170	2,963	4.19	3.59	3.42	65	114	101	(49)	17	(66)	13		5	8
Total loans and leases	118,830	117,527	113,733	4.42	4.85	5.35	5,253	5,696	6,079	(443)	(360)	(83)	(383)		(415)	32
Total earning assets	161,252	156,711	153,426	3.90	4.25	4.61	6,286	6,654	7,068	(368)	(319)	(49)	(414)		(426)	12
Nonearning assets	23,816	24,551	25,208
Total assets	$185,068	$181,262	$178,634

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$18,731	$19,305	$19,904	0.07	0.08	0.12	13	15	25	(2)	(2)	―	(10)		(9)	(1)
Money market and savings	49,728	48,640	46,927	0.15	0.13	0.18	74	64	85	10	9	1	(21)		(24)	3
Time deposits and IRAs	22,569	26,006	31,647	0.67	0.85	1.01	151	221	319	(70)	(43)	(27)	(98)		(46)	(52)
Foreign office deposits - interest-bearing	722	672	214	0.07	0.08	0.11	1	1	―	―	―	―	1		―	1
Total interest-bearing deposits	91,750	94,623	98,692	0.26	0.32	0.43	239	301	429	(62)	(36)	(26)	(128)		(79)	(49)
Short-term borrowings	3,421	4,459	3,408	0.13	0.16	0.26	5	7	9	(2)	(1)	(1)	(2)		(4)	2
Long-term debt	22,210	19,301	20,651	2.36	3.03	3.02	525	584	624	(59)	(139)	80	(40)		2	(42)
Total interest-bearing liabilities	117,381	118,383	122,751	0.65	0.75	0.86	769	892	1,062	(123)	(176)	53	(170)		(81)	(89)
Noninterest-bearing deposits	37,327	33,932	28,925
Other liabilities	6,369	7,057	7,481
Shareholders’ equity	23,991	21,890	19,477
Total liabilities and shareholders’ equity	$185,068	$181,262	$178,634
Average interest rate spread				3.25%	3.50%	3.75%
NIM/ net interest income				3.42%	3.68%	3.91%	$5,517	$5,762	$6,006	$(245)	$(143)	$(102)	$(244)		$(345)	$101
Taxable-equivalent adjustment							$143	$146	$149

(1)	Yields are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Total securities include AFS and HTM securities.
(3)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, trading securities, FHLB stock and other earning assets.
(4)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(5)	Nonaccrual loans have been included in the average balances.
(6)	During the first quarter of 2014, $8.3 billion in loans were transferred from direct retail lending to residential mortgage.
(7)	Excludes basis adjustments for fair value hedges.
40

Provision for Credit Losses

2014 compared to 2013

The provision for credit losses was $251 million in 2014, a decrease of $341 million compared to the prior year. The decrease in the provision for credit losses reflects continued improvement in credit trends and outlook, as net charge-offs in 2014 decreased 32.1% compared to the prior year. Improving credit conditions also resulted in an increase in the ratio of the ALLL to net charge-offs, which increased to 2.74x for 2014, compared to 2.19x for 2013.

During 2014, approximately $550 million of residential mortgage loans that were primarily performing TDRs and approximately $140 million of residential mortgage loans that were primarily nonperforming were sold at a pre-tax gain of $42 million and $24 million, respectively. Both of these gains were recognized as a reduction to the provision for credit losses.

Net charge-offs were 0.46% of average loans and leases held for investment for 2014, compared to 0.69% of average loans and leases held for investment during 2013. Net charge-offs declined $254 million, or 32.1%, with improvement across most loan portfolios led by commercial and industrial loans, which declined $112 million compared to 2013. Net charge-offs in other lending subsidiaries were $15 million higher primarily due to a process change that resulted in the accelerated recognition of charge-offs in the nonprime automobile lending portfolio.

2013 compared to 2012

The provision for credit losses was $592 million in 2013, a decrease of $465 million compared to the prior year. The decrease in the provision for credit losses reflected continued improvement in credit trends and outlook, as net charge-offs in 2013 decreased 38.8% compared to the prior year. Improving credit conditions also resulted in an increase in the ratio of the ALLL to net charge-offs, which increased to 2.19x for 2013, compared to 1.56x for 2012.

Net charge-offs were 0.69% of average loans and leases held for investment during 2013, compared to 1.17% of average loans and leases held for investment during 2012. Net charge-offs decreased in nearly all loan portfolios, including significant decreases in the CRE-construction and development, CRE-income producing properties and direct retail lending portfolios.

Noninterest Income

Noninterest income is a significant contributor to BB&T’s financial results. Management focuses on diversifying its sources of revenue to further reduce BB&T’s reliance on traditional spread-based interest income, as certain fee-based activities are a relatively stable revenue source during periods of changing interest rates.

Table 12
Noninterest Income

				% Change
	Year Ended December 31,			2014	2013
	2014	2013	2012	vs. 2013	vs. 2012

	(Dollars in millions)
Insurance income	$1,643	$1,517	$1,359	8.3%	11.6%
Service charges on deposits	600	584	566	2.7	3.2
Mortgage banking income	395	565	840	(30.1)	(32.7)
Investment banking and brokerage fees and commissions	387	383	365	1.0	4.9
Bankcard fees and merchant discounts	269	256	236	5.1	8.5
Trust and investment advisory revenues	221	200	184	10.5	8.7
Checkcard fees	203	199	185	2.0	7.6
Income from bank-owned life insurance	110	113	116	(2.7)	(2.6)
FDIC loss share income, net	(343)	(293)	(318)	17.1	(7.9)
Securities gains (losses), net	(3)	51	(12)	(105.9)	NM
Other income	302	362	299	(16.6)	21.1
Total noninterest income	$3,784	$3,937	$3,820	(3.9)	3.1

2014 compared to 2013

Noninterest income was $3.8 billion for 2014, a decline of 3.9% compared to 2013. This decrease was driven by declines in mortgage banking income, FDIC loss share income, net securities gains and other income, partially offset by growth in insurance income.

Income from BB&T’s insurance agency/brokerage operations was the largest source of noninterest income in 2014. Insurance income was a record $1.6 billion, up $126 million compared to 2013, as increased volume and improving market conditions drove broad-based increases across the insurance business. This growth was led by a $95 million increase in property and casualty commissions and a $17 million increase in contingent insurance commissions.

Mortgage banking income totaled $395 million in 2014, a decrease of $170 million, or 30.1%, compared to the prior year. The decrease in mortgage banking income includes a $182 million decrease in residential mortgage production revenues primarily due to decreases in the volume and margins on loan sales, which have come under pressure due to increased competition and sustained low interest rates. The decline also reflects an $18 million reduction in fees primarily due to a reduction in volume. These declines were partially offset by increased servicing income due to a larger servicing portfolio as well as an increase in derivative income.

Net securities gains declined $54 million as the prior year contained a $46 million gain on the sale of GNMA securities. FDIC loss share income, net, was $50 million worse than 2013, primarily due to a $29 million change in the offset to the provision for covered loans, which was a benefit in 2014 due to improved credit quality on the acquired loans.

Trust and investment advisory revenues increased $21 million to a record $221 million, primarily the result of higher investment advisory revenues during the current year. Other income decreased $60 million in 2014 compared to 2013, primarily due to a $31 million gain on the sale of a consumer lending subsidiary in 2013, a $24 million decrease in income from assets related to certain post-employment benefits, which is offset in personnel expense, and an $8 million decrease in letter of credit fees. These declines and other smaller declines were partially offset by an increase of $19 million related to affordable housing investments, primarily due to decreased impairment, and a $19 million increase in leasing income.

2013 compared to 2012

Noninterest income was $3.9 billion for 2013, up 3.1% compared to 2012. This increase was driven by strong results from BB&T’s insurance, investment banking and brokerage, bankcard fees and merchant discounts, and trust and investment advisory LOBs, along with strong growth in checkcard fees and steady growth in service charges on deposits. This growth in noninterest income was negatively impacted by a decrease in mortgage banking income.

Income from the insurance agency/brokerage operations was the largest source of noninterest income in 2013. Insurance income was up 11.6% compared to 2012, with approximately one-half of the growth attributable to the acquisition of Crump Insurance during April 2012, and the remainder primarily the result of an improving market for insurance premiums and a $13 million experience-based refund of reinsurance premiums that was received in the second quarter of 2013.

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

FDIC loss share income, net reflects accretion of the FDIC loss share receivable due to credit loss improvement (including expense associated with the aggregate loss calculation) and accretion related to securities acquired from FDIC, partially reduced by the offset to the provision for loans acquired from FDIC. Loans acquired from FDIC have experienced better performance than originally anticipated, which has resulted in the recognition of additional interest income on a level yield basis over the expected life of the corresponding loans. A significant portion of this increase in interest income is offset by a reduction in noninterest income recorded in FDIC loss share income. For 2013, noninterest income was reduced by $255 million related to improvement in loan performance compared to a reduction of $271 million in 2012. These decreases in income were partially offset by increases of $4 million and $11 million, respectively, which reflected 80% of the provision for credit losses recorded on loans acquired from FDIC for 2013 and 2012.

Net securities gains were $51 million during 2013, compared to $12 million of net securities losses in 2012. Other income increased $63 million in 2013 compared to 2012, primarily due to a $31 million gain on the sale of a consumer lending subsidiary in 2013, a $22 million increase in income from operating leases and a $21 million increase in income from assets related to certain post-employment benefits, which is offset in personnel expense. These increases were partially offset by a $10 million decrease in client derivative related activities.

Noninterest Expense

The following table provides a breakdown of BB&T’s noninterest expense:

Table 13
Noninterest Expense

				% Change
	Year Ended December 31,			2014	2013
	2014	2013	2012	vs. 2013	vs. 2012

	(Dollars in millions)
Personnel expense	$3,180	$3,293	$3,125	(3.4)%	5.4%
Occupancy and equipment expense	682	692	650	(1.4)	6.5
Loan-related expense	342	255	283	34.1	(9.9)
Software expense	174	158	138	10.1	14.5
Professional services	139	189	156	(26.5)	21.2
Outside IT services	115	89	58	29.2	53.4
Regulatory charges	106	143	159	(25.9)	(10.1)
Amortization of intangibles	91	106	110	(14.2)	(3.6)
Foreclosed property expense	40	55	266	(27.3)	(79.3)
Merger-related and restructuring charges, net	46	46	68	―	(32.4)
Loss on early extinguishment of debt	122	―	2	NM	NM
Other expense	884	811	813	9.0	(0.2)
Total noninterest expense	$5,921	$5,837	$5,828	1.4	0.2

2014 compared to 2013

Personnel expense is the largest component of noninterest expense and includes salaries, wages and incentives, as well as pension and other employee benefit costs. Personnel expense totaled $3.2 billion, a decrease of $113 million compared to 2013. This decline was driven by a $110 million reduction in qualified pension plan expense, primarily due to a higher expected return on plan assets and a change in the actuarial discount rate used to determine the projected benefit obligation as of the beginning of the year that resulted in reduced amortization expense during 2014.

Professional services expense totaled $139 million, a decrease of $50 million compared to the prior year. This decrease was driven by a reduction in legal fees as well as services associated with regulatory initiatives. Regulatory charges totaled $106 million for 2014, a decline of $37 million compared to 2013, which primarily reflects a reduction in FDIC insurance due to current and prior year long-term debt issuances and improved credit conditions.

Loan-related expense totaled $342 million for 2014, an increase of $87 million compared to the prior year. This increase includes a $33 million mortgage loan indemnification reserve adjustment, which represents an increase in estimated losses that may be incurred on FHA-insured mortgage loans that have not yet defaulted, and a mortgage reserve adjustment of $27 million related to a review of mortgage lending processes.

Outside IT services totaled $115 million during 2014, compared to $89 million for 2013. This increase was due to third-party costs associated with the new ERP and commercial loan systems.

A loss on early extinguishment of debt of $122 million was recorded during 2014 in connection with the early termination of $1.1 billion of higher cost FHLB advances. The transaction occurred during the third quarter and had a beneficial impact to net interest income for the remainder of the year.

Other expense was $884 million for 2014, an increase of $73 million, or 9.0%, compared to 2013. During the second quarter of 2014, BB&T was notified that its FHA-insured loan origination process would be the subject of an audit survey by the HUD-OIG. While there are no findings at this time, in light of announcements made by other financial institutions related to the outcomes of similar audits and related matters and after further review of the exposure, an $85 million reserve was established related to BB&T’s FHA-insured loan origination process. The increase in other expense also includes a $17 million increase in depreciation related to operating leases. These increases were partially offset by a $15 million favorable franchise tax adjustment and a decline in expense due to the prior year $11 million write-down of owned real estate.

2013 compared to 2012

Personnel expense totaled $3.3 billion in 2013, an increase of $168 million, or 5.4%, compared to 2012. The increase in personnel expense includes an increase of $128 million in salaries and wages, which reflects increases related to the acquisitions of Crump Insurance and BankAtlantic during 2012 and the impact of normal salary increases and job class changes. Other personnel expenses increased approximately $40 million, which included an increase of $22 million in post-employment benefits expense that is offset in other income. The remainder of the increase in other personnel expenses was driven by smaller increases in employment taxes and other fringe benefits.

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

Provision for Income Taxes

BB&T’s provision for income taxes totaled $760 million, $1.4 billion and $764 million for 2014, 2013 and 2012, respectively. BB&T’s effective tax rates for the years ended 2014, 2013 and 2012 were 25.5%, 44.7% and 27.4%, respectively.

The decrease in the effective tax rate for 2014 compared to 2013 was primarily due to prior year adjustments totaling $516 million related to uncertain tax positions. During 2013, the U.S. Court of Federal Claims denied BB&T’s refund claim related to the IRS’s disallowance of tax deductions and foreign tax credits taken in connection with a financing transaction entered into by BB&T in 2002. BB&T has appealed this ruling. The decrease in the effective tax rate also reflects a net $36 million benefit recorded during 2014 as a result of developments in the IRS’s examination of tax years 2008-2010.

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

2014 compared to 2013

Community Banking

Community Banking had a network of 1,839 banking offices at the end of 2014, an increase of 14 offices compared to December 31, 2013. The increase in offices was primarily driven by the acquisition of 21 branches in Texas, partially offset by the closure of certain lower volume branches.

Community Banking net income was $923 million in 2014, an increase of $32 million, or 3.6%, compared to 2013.

Segment net interest income totaled $2.9 billion, a decrease of $134 million compared to 2013, primarily due to lower yields on new loans and lower funding spreads earned on deposits, partially offset by loan and noninterest-bearing deposit growth.

The allocated provision for credit losses decreased $156 million driven by lower business and consumer loan charge-offs, partially offset by a stabilization in loss factors.

Noninterest income of $1.2 billion increased $18 million, primarily due to higher service charges on deposits and bankcard fees.

Noninterest expense totaled $1.5 billion for 2014. The $157 million decrease was primarily attributable to lower personnel, occupancy and equipment, professional services and regulatory expense.

Intersegment net referral fees decreased $60 million driven by lower mortgage banking referrals.

Allocated corporate expenses increased $96 million driven primarily by internal business initiatives, including the ongoing implementation of the ERP system.

During the second quarter of 2014, BB&T completed the acquisition of 21 branches in Texas, which included $1.2 billion in deposits and $112 million in loans.

During 2014, BB&T also announced that it reached agreements to acquire additional branches in Texas, The Bank of Kentucky Financial Corporation, and Susquehanna Bancshares, Inc.

Residential Mortgage Banking

Residential Mortgage Banking net income was $204 million in 2014, a decrease of $179 million, or 46.7%, compared to 2013.

Mortgage originations totaled $17.4 billion in 2014, a decrease of $14.2 billion compared to $31.6 billion in 2013. BB&T’s residential mortgage servicing portfolio, which includes both retained loans and loans serviced for others, totaled $122.3 billion at the end of 2014, compared to $121.2 billion at December 31, 2013.

Segment net interest income decreased $87 million to $498 million, primarily the result of lower average loan balances.

The allocated provision for credit losses was a benefit of $107 million in 2014, compared to expense of $12 million in 2013, reflecting the benefit of the previously discussed sales of residential mortgages in the third and fourth quarters of 2014 and a decrease in loan balances consistent with the current strategy of selling substantially all conforming mortgage loan production.

Noninterest income decreased $174 million driven by lower gains on residential mortgage loan production and sales due to lower origination volume and tighter pricing due to competitive factors. This decrease was partially offset by an increase in net servicing income of $31 million, primarily due to slower prepayment speeds and a $2.8 billion, or 3.2%, increase in the investor-owned servicing portfolio.

Noninterest expense increased $134 million, which primarily reflects a $27 million charge in the fourth quarter of 2014 related to the previously discussed ongoing review of mortgage processes, as well as adjustments in the second quarter of 2014 totaling $118 million related to the previously described FHA-insured loan exposures.

The provision for income taxes decreased $111 million, primarily due to lower pre-tax income.

Dealer Financial Services

Dealer Financial Services net income was $183 million in 2014, a decrease of $21 million, or 10.3%, compared to 2013.

The allocated provision for credit losses increased $23 million primarily due to higher charge-offs in the nonprime automobile loan portfolio as credit trends in that portfolio continue to normalize.

Noninterest expense increased $8 million, driven by higher personnel expense, primarily related to Regional Acceptance Corporation’s geographic expansion and operating charge-offs.

Dealer Financial Services grew average loans by $1.1 billion, or 10.5%, compared to 2013 as the result of strong growth in the prime and nonprime auto lending businesses.

Specialized Lending

Specialized Lending net income was $254 million in 2014, a decrease of $16 million, or 5.9%, compared to 2013.

Segment net interest income decreased $120 million to $432 million, which primarily reflects the sale of a consumer lending subsidiary during the fourth quarter of 2013 and lower credit spreads on loans earned during 2014.

The sale of the specialized lending subsidiary also had a beneficial impact on the allocated provision for credit losses, which decreased $46 million.

Noninterest income increased $10 million driven by higher operating lease income.

Noninterest expense decreased $36 million driven by lower personnel, occupancy and equipment, loan processing and professional services expense.

Small ticket consumer finance, equipment finance, governmental finance and commercial mortgage experienced strong growth compared to 2013.

Insurance Services

Insurance Services net income was $233 million in 2014, an increase of $46 million, or 24.6%, compared to 2013.

Insurance Services’ noninterest income of $1.7 billion increased $128 million, primarily due to increased commissions on new and renewal property and casualty business, higher performance-based commissions and an increase in employee benefit commissions.

Noninterest expense increased $54 million driven by higher salaries, performance-based incentives, operating charge-offs and business referral expense.

Financial Services

Financial Services net income was $280 million in 2014, a decrease of $23 million, or 7.6%, compared to 2013.

The allocated provision for credit losses increased $7 million compared to the prior year as the result of growth in the Corporate Banking and BB&T Wealth loan portfolios.

Noninterest income increased $26 million, primarily due to higher trust, investment advisory and investment banking income. Client invested assets totaled $119.0 billion as of December 31, 2014, an increase of $7.8 billion, or 7.0%, compared to 2013.

Noninterest expense increased $28 million, primarily due to higher personnel expense, operating charge-offs, sub-advisory fees and occupancy and equipment expense.

Allocated corporate expenses increased $21 million, primarily driven by internal business initiatives and growth in the segment.

Financial Services continues to generate significant loan growth through expanded lending strategies, with Corporate Banking’s average loan balances increasing $1.7 billion, or 23.3%, compared to 2013, while BB&T Wealth’s average loan balances increased $229 million, or 25.6%. BB&T Wealth also grew transaction account balances by $438 million, or 18.8%, and money market and savings balances by $575 million, or 9.4%, compared to 2013.

Other, Treasury & Corporate

Other, Treasury & Corporate net income was $149 million in 2014 compared to a net loss of $509 million in 2013. Results in the prior year include $516 million in adjustments for uncertain income tax positions as previously described.

Segment net interest income increased $103 million to $401 million, primarily due to an increase in the investment portfolio, lower funding credits on deposits allocated to Community Banking and Financial Services and lower corporate borrowing costs, partially offset by runoff in the acquired from FDIC loan portfolio.

The allocated provision for credit losses was a benefit of $66 million compared to a benefit of $16 million in the prior year. This current year includes a $29 million benefit for loans acquired from the FDIC and a $29 million reduction in the reserve for unfunded lending commitments driven by improvements related to the mix of lines of credit, letters of credit, and bankers’ acceptances.

Noninterest income decreased $159 million primarily due to lower securities gains in the investment portfolio, lower FDIC loss share income, the sale of a consumer lending subsidiary during the fourth quarter of 2013 and lower income from assets related to certain post-employment benefits.

Noninterest expense increased $68 million, primarily due to $122 million in expense related to early extinguishment of FHLB debt, and higher outside IT services and merger-related expense, partially offset by lower personnel, professional services and tax and license expense.

Intersegment net referral fee expense decreased $61 million as the result of a lower level of mortgage banking referral income that was allocated to both Community Banking and Financial Services.

The credit for allocated corporate expenses increased $150 million compared to the prior year primarily related to investments in application systems and business initiatives allocated to the other segments and centralization of certain business activities into corporate functions to allow for efficiencies.

2013 compared to 2012

Community Banking

Community Banking had a network of 1,825 banking offices at the end of 2013, a decrease of seven offices compared to December 31, 2012. The decrease in offices was driven by the closure of low volume branches, partially offset by de novo branch openings.

Community Banking net income was $891 million in 2013, an increase of $173 million, or 24.1%, compared to 2012.

Segment net interest income totaled $3.0 billion, a decrease of $185 million compared to 2012. The decrease in segment net interest income was primarily attributable to lower funding spreads earned on deposits, partially offset by improvements in deposit mix as a result of growth in noninterest-bearing deposits, money market and savings deposits and a decrease in certificates of deposits.

The allocated provision for loan and lease losses decreased $307 million as the result of lower business and consumer loan charge-offs.

Noninterest income of $1.2 billion increased $60 million, primarily due to higher checkcard fees, bankcard fees, merchant discounts and service charges on deposits.

Noninterest expense of $1.7 billion decreased $123 million, primarily driven by lower foreclosed property, regulatory and professional services expense.

Residential Mortgage Banking

Residential Mortgage Banking net income was $383 million in 2013, a decrease of $6 million, or 1.5%, compared to 2012.

Mortgage originations totaled $31.6 billion in 2013, a decrease of $1.5 billion, or 4.5%, compared to $33.1 billion in 2012. BB&T’s residential mortgage servicing portfolio, which includes both retained loans and loans serviced for others, totaled $121.2 billion at the end of 2013, compared to $110.1 billion at December 31, 2012.

Segment net interest income increased $65 million to $585 million. The increase in segment net interest income was driven by growth in loans held for investment, which was partially attributable to the decision to begin retaining certain originated mortgage loans, and higher credit spreads on average loan balances.

The allocated provision for loan and lease losses decreased $162 million, primarily reflecting an improvement in mix due to the runoff of lower quality loans. Net charge-offs of $78 million were recorded in 2013, compared to $133 million in 2012, as nonaccrual and aged loans (excluding guaranteed loans) decreased during the period.

Noninterest income decreased $272 million, primarily driven by lower gain on sale margins, which reflects increased competition and a higher proportion of loans originated through the correspondent network, and a decrease in net MSR valuation adjustments.

Noninterest expense decreased $46 million primarily due to lower foreclosure-related expense and lower expense associated with mortgage repurchase reserves.

Dealer Financial Services

Dealer Financial Services net income was $204 million in 2013, a decrease of $15 million, or 6.8%, compared to 2012.

Segment net interest income of $676 million increased $27 million, primarily the result of loan growth and wider credit spreads in the Regional Acceptance Corporation portfolio. Dealer Financial Services average loans grew by $840 million, or 8.5%, compared to 2012.

The allocated provision for loan and lease losses increased $50 million, primarily due to a more normalized volume of charge-offs in the Regional Acceptance Corporation portfolio after experiencing a lower charge-off volume in the prior year.

Specialized Lending

Specialized Lending net income was $270 million in 2013, an increase of $33 million, or 13.9%, compared to 2012.

Segment net interest income of $552 million decreased $10 million compared to 2012. During the fourth quarter, BB&T sold a consumer lending subsidiary that focused its business on the nonprime consumer market. The sale of this subsidiary included loans totaling approximately $500 million. In connection with this sale transaction, loans totaling approximately $230 million were transferred to Residential Mortgage Banking.

Excluding this sales transaction, Specialized Lending grew average balances by $966 million, or 6.9%, over 2012. This increase was primarily driven by growth in small ticket consumer finance, commercial insurance premium finance and equipment finance.

The allocated provision for loan and lease losses decreased $50 million, which primarily reflects the removal of reserves in connection with the loan sales and transfers previously discussed. Loss rates are also affected by shifts in the portfolio mix of the underlying subsidiaries.

Insurance Services

Insurance Services net income was $187 million in 2013, an increase of $44 million, or 30.8%, compared to 2012.

Noninterest income was $1.5 billion, an increase of $170 million compared to 2012. The increase reflects the acquisition of Crump Insurance during April 2012, firming market conditions for insurance premiums, organic growth in wholesale and retail property and casualty insurance operations, wholesale life insurance growth and an experience-based refund of reinsurance premiums totaling $13 million that was received during the second quarter of 2013. Wholesale property and casualty insurance income increased $59 million, while retail property and casualty insurance income increased $36 million compared to 2012. Wholesale life insurance income increased $43 million compared to 2012, primarily attributable to the Crump Insurance acquisition.

Higher noninterest income growth was offset by a $119 million increase in noninterest expense, primarily the result of higher salary costs and performance-based incentives. The increase in noninterest expense was partially attributable to the Crump Insurance acquisition in 2012.

Financial Services

Financial Services net income was $303 million in 2013, an increase of $26 million, or 9.4%, compared to 2012.

Segment net interest income for Financial Services increased $13 million to $448 million in 2013. The increase in segment net interest income during 2013 was primarily attributable to strong organic loan growth and an improved deposit mix, partially offset by lower NIM.

Corporate Banking’s average loan balances increased by $1.6 billion, or 26.5%, in 2013.

The allocated provision for loan and lease losses increased $7 million, primarily attributable to lower reserves in 2012 resulting from improved credit trends in the commercial and industrial loan portfolio.

Noninterest income for Financial Services increased $20 million, primarily due to higher investment banking and brokerage fees and commissions and trust and investment advisory revenues. Client invested assets totaled $111.2 billion as of December 31, 2013, an increase of $15.0 billion, or 15.6%, compared to 2012.

Noninterest expense incurred by Financial Services decreased $25 million, primarily due to lower occupancy and equipment expense and an operating charge-off in the prior year, partially offset by an increase in personnel expense.

Other, Treasury & Corporate

Net income in Other, Treasury & Corporate can vary due to changing needs of the Company, including the size of the investment portfolio, the need for wholesale funding, income received from derivatives used to hedge the balance sheet and, in certain cases, income associated with acquisition activities.

Other, Treasury & Corporate generated a net loss of $509 million in 2013, compared to net income of $45 million in the prior year. The net loss was primarily the result of $516 million in adjustments for uncertain income tax positions as previously described.

Segment net interest income decreased $153 million to $298 million, primarily attributable to runoff of loans acquired from the FDIC.

The $136 million increase in noninterest income primarily reflects the gain on the sale of a consumer lending subsidiary totaling $31 million, higher income from assets related to certain post-employment benefits, higher securities gains in the investment portfolio and higher FDIC loss share income.

The $84 million increase in noninterest expense was primarily attributable to personnel expense related to certain post-employment benefits mentioned above, as well as higher professional services, data processing software, and IT professional services expense related to corporate project initiatives.

Analysis of Financial Condition

Investment Activities

BB&T’s board-approved investment policy is carried out by the MRLCC, which meets regularly to review the economic environment and establish investment strategies. The MRLCC also has much broader responsibilities, which are discussed in the “Market Risk Management” section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

Investment strategies are reviewed by the MRLCC based on the interest rate environment, balance sheet mix, actual and anticipated loan demand, funding opportunities and the overall interest rate sensitivity of the Company. In general, the goals of the investment portfolio are: (i) to provide a sufficient margin of liquid assets to meet unanticipated deposit and loan fluctuations and overall funds management objectives; (ii) to provide eligible securities to secure public funds, trust deposits as prescribed by law and other borrowings; and (iii) to earn the maximum return on funds invested that is commensurate with meeting the requirements of (i) and (ii).

Branch Bank invests in securities allowable under bank regulations. These securities may include obligations of the U.S. Treasury, U.S. government agencies, GSEs (including MBS), bank eligible obligations of any state or political subdivision, non-agency MBS, structured notes, bank eligible corporate obligations (including corporate debentures), commercial paper, negotiable CDs, bankers acceptances, mutual funds and limited types of equity securities. Branch Bank also may deal in securities subject to the provisions of the Gramm-Leach-Bliley Act. BB&T’s full-service brokerage and investment banking subsidiary engages in the underwriting, trading and sales of equity and debt securities subject to the risk management policies of the Company.

The following table provides information regarding the composition of the securities portfolio for the years presented:

Table 14
Composition of Securities Portfolio

	December 31,
	2014	2013	2012

	(Dollars in millions)
AFS securities (at fair value):
U.S. Treasury	$1,231	$595	$281
GSE	―	―	9
MBS issued by GSE	16,154	17,929	20,930
States and political subdivisions	1,974	1,851	2,011
Non-agency MBS	264	291	312
Other	41	45	3
Acquired from FDIC	1,243	1,393	1,591
Total AFS securities	20,907	22,104	25,137

HTM securities (at amortized cost):
U.S. Treasury	1,096	392	―
GSE	5,394	5,603	3,808
MBS issued by GSE	13,120	11,636	9,273
States and political subdivisions	22	33	34
Other	608	437	479
Total HTM securities	20,240	18,101	13,594
Total securities	$41,147	$40,205	$38,731

The securities portfolio totaled $41.1 billion at December 31, 2014, an increase of $942 million, or 2.3%, over the prior year. The increase was driven by higher HTM portfolio balances in response to new regulatory requirements related to liquidity. As of December 31, 2014, approximately 14.0% of the securities portfolio was variable rate, compared to 14.7% as of December 31, 2013. The effective duration of the securities portfolio was 3.9 years at December 31, 2014, compared to 5.5 years at the end of 2013. The duration of the securities portfolio excludes equity securities, auction rate securities, and certain non-agency MBS acquired from the FDIC.

MBS issued by GSEs were 71.1% of the total securities portfolio at year-end 2014, compared to 73.5% as of prior year end. As of December 31, 2014, the AFS securities portfolio also includes $1.2 billion of securities that were acquired from the FDIC as part of the Colonial acquisition. Effective October 1, 2014, securities subject to the commercial loss sharing agreement with the FDIC related to the Colonial acquisition were no longer subject to loss sharing; however, any gains on the sale of these securities through September 30, 2017 would be shared with the FDIC. Since these securities are in a significant unrealized gain position, they are effectively covered as any declines in the unrealized gains of the securities down to a contractually specified amount would reduce the liability to the FDIC at the applicable percentage. Securities acquired from the FDIC consisted of $931 million of non-agency MBS and $312 million of municipal securities as of December 31, 2014.

During 2014, securities totaling $1.3 billion were sold for a net realized gain of $3 million. During 2013, $2.2 billion of securities were sold that produced a net realized gain of $51 million. During 2012, $306 million of securities were sold for a net realized loss of $3 million. In addition, BB&T recognized $6 million in OTTI charges for 2014 and $9 million in OTTI charges for 2012.

Refer to Note 3 “Securities” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to the evaluation of securities for OTTI.

The following table presents the securities portfolio at December 31, 2014, segregated by major category with ranges of maturities and average yields disclosed:

Table 15
Securities

		December 31, 2014
		AFS		HTM
			Effective			Effective
		Fair Value	Yield (1)	Amortized Cost		Yield (1)

		(Dollars in millions)
	U.S. Treasury:
	Within one year	$571	0.22%	$	―	― %
	One to five years	660	1.15		―	―
	Five to ten years	―	―		1,096	2.21
	Total	1,231	0.72		1,096	2.21

	GSE:
	One to five years	―	―		750	1.53
	Five to ten years	―	―		4,644	2.19
	Total	―	―		5,394	2.10

	MBS issued by GSE: (2)
	One to five years	20	3.95		―	―
	Five to ten years	4	1.43		―	―
	After ten years	16,130	1.96		13,120	2.22
	Total	16,154	1.96		13,120	2.22

	Obligations of states and political subdivisions: (3)
	One to five years	46	6.72		―	―
	Five to ten years	408	6.50		―	―
	After ten years	1,520	6.54		22	5.94
	Total	1,974	6.53		22	5.94

	Non-agency MBS: (2)
	After ten years	264	7.48		―	―
	Total	264	7.48		―	―

	Other:
	Within one year	41	1.82		―	―
	One to five years	―	―		1	1.29
	Five to ten years	―	―		266	1.24
	After ten years	―	―		341	1.38
	Total	41	1.82		608	1.32

	Acquired from FDIC:
	One to five years	112	3.70		―	―
	Five to ten years	200	3.89		―	―
	After ten years	931	17.44		―	―
	Total	1,243	14.03		―	―
	Total securities	$20,907	3.10		$20,240	2.17

(1)	Yields represent interest computed at the end of the period using the effective interest method on an FTE basis applying the statutory federal income tax rate of 35% and the amortized cost of the securities.
(2)	For purposes of the maturity table, MBS, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity. The expected life of MBS will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans.
(3)	Weighted-average yield excludes the effect of pay-fixed swaps hedging municipal securities.

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

Table 16
Quarterly Average Balances of Loans and Leases

	For the Three Months Ended
	12/31/14	9/30/14	6/30/14	3/31/14	12/31/13

	(Dollars in millions)
Commercial:
Commercial and industrial	$40,383	$39,906	$39,397	$38,435	$38,101
CRE - income producing properties	10,681	10,596	10,382	10,293	10,031
CRE - construction and development	2,772	2,670	2,566	2,454	2,433
Direct retail lending (1)	8,085	7,912	7,666	9,349	15,998
Sales finance	10,247	10,313	10,028	9,428	9,262
Revolving credit	2,427	2,396	2,362	2,357	2,357
Residential mortgage (1)	31,046	32,000	32,421	30,635	23,979
Other lending subsidiaries	11,351	11,234	10,553	10,236	10,448
Total average loans and leases held for
investment (excluding acquired from FDIC)	116,992	117,027	115,375	113,187	112,609
Acquired from FDIC	1,309	1,537	1,739	1,874	2,186
Total average loans and leases held
for investment	118,301	118,564	117,114	115,061	114,795
LHFS	1,611	1,907	1,396	1,311	2,206
Total average loans and leases	$119,912	$120,471	$118,510	$116,372	$117,001

(1)	During the first quarter of 2014, $8.3 billion of loans were transferred from direct retail lending to residential mortgage.

Average loans held for investment for the fourth quarter of 2014 were $118.3 billion, down $263 million compared to the prior quarter. The decrease in average loans held for investment was primarily due to a decline of $954 million in the residential mortgage portfolio and continued run-off of loans acquired from the FDIC. These declines were partially offset by a $477 million increase in the commercial and industrial portfolio as well as smaller increases in the CRE – construction and development, direct retail lending and other lending subsidiaries portfolios.

The decrease of $954 million, or 11.8% annualized, in the residential mortgage portfolio reflects the $550 million loan sale that occurred during the third quarter, which had a partial impact on third quarter averages and a full impact on fourth quarter averages. The decrease also reflects lower origination volume and a reduction in fixed rate home equity loans due to continued runoff. The previously described $140 million loan sale occurred late in the fourth quarter and therefore had minimal impact on average balances.

Average commercial and industrial loans increased $477 million, or 4.7% annualized, which reflects strong growth from large corporate clients. Growth in this sector has benefited from the expansion of BB&T’s footprint into new markets. CRE – construction and development loans were up 15.2% annualized, reflecting a continued strong growth trend in that portfolio.

The average direct retail lending portfolio increased $173 million, or 8.7% annualized, while average other lending subsidiaries loans increased $117 million, or 4.1% on an annualized basis.

Table 17
Variable Rate Loans (Excluding Acquired from FDIC and LHFS)

December 31, 2014	Outstanding Balance	Wtd. Avg. Contractual Rate	Wtd. Avg. Remaining Term

	(Dollars in millions)
Commercial:
Commercial and industrial	$28,448	2.36%	2.6	yrs
CRE - income producing properties	7,965	3.13	3.8
CRE - construction and development	2,565	3.44	2.5
Other lending subsidiaries	456	3.04	2.6
Retail:
Direct retail lending (1)	6,303	3.44	8.9
Revolving credit	2,108	9.14	NM
Residential mortgage	6,520	3.45	25.5
Sales finance (2)	1,113	1.83	NM
Other lending subsidiaries	--	N/A	N/A

(1)	The weighted average remaining term for direct retail lending represents the remaining contractual draw period. Margin loans totaling $103 million have been excluded from the calculation of the weighted average remaining term because they do not have a contractual end date and are callable on demand.
(2)	The weighted average remaining term for sales finance is excluded as the balance primarily represents dealer floor plan loans that are callable on demand.
NM - not meaningful.

As of December 31, 2014, approximately 5.3% of the outstanding balance of variable rate residential mortgage loans is currently in an interest-only phase. Approximately 85.6% of these balances will begin amortizing within the next three years. Variable rate residential mortgage loans typically reset every 12 months beginning after a 3 to 10 year fixed period, with an annual cap on rate changes ranging from 2% to 6%.

As of December 31, 2014, the direct retail lending portfolio includes $5.6 billion of home equity lines. Approximately 67% of the outstanding balance of variable rate home equity lines is currently in the interest-only phase. Approximately 8.2% of these balances will begin scheduled amortization within the next three years. Variable rate home equity lines typically reset on a monthly basis. Variable rate home equity loans were immaterial as of December 31, 2014.

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

BB&T has limited ability to monitor the delinquency status of the first lien, unless the first lien is held or serviced by BB&T. As a result, using migration assumptions that are based on historical experience and adjusted for current trends, BB&T estimates the volume of second lien positions where the first lien is delinquent and adjusts the ALLL to reflect the increased risk of loss on these credits. Finally, BB&T also provides additional reserves to second lien positions when the estimated combined current loan to value ratio for the credit exceeds 100%. As of December 31, 2014, BB&T held or serviced the first lien on 37.2% of its second lien positions.

Scheduled repayments are reported in the maturity category in which the payment is due. Determinations of maturities are based on contract terms. BB&T’s credit policy typically does not permit automatic renewal of loans. At the scheduled maturity date (including balloon payment date), the customer generally must request a new loan to replace the matured loan and execute either a new note or note modification with rate, terms and conditions negotiated at that time.

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

The following table presents the loan portfolio based upon BB&T’s LOBs:

Table 18
Composition of Loan and Lease Portfolio Based on LOB

		December 31,
		2014	2013	2012	2011	2010

		(Dollars in millions)
	Commercial:
	Commercial and industrial	$41,454	$38,508	$38,295	$36,415	$34,050
	CRE—income producing properties	10,722	10,228	9,861	8,860	9,083
	CRE—construction and development	2,735	2,382	2,861	3,890	5,753
	Direct retail lending (1)	8,146	15,869	15,817	14,506	13,807
	Sales finance	10,600	9,382	7,736	7,401	7,050
	Revolving credit	2,460	2,403	2,330	2,212	2,127
	Residential mortgage-nonguaranteed (1)	30,107	23,513	23,189	20,057	17,102
	Residential mortgage-government guaranteed	983	1,135	1,083	524	448
	Other lending subsidiaries	11,462	10,462	10,137	8,737	7,953
	Total loans and leases held for investment
	(excluding acquired from FDIC)	118,669	113,882	111,309	102,602	97,373
	Acquired from FDIC	1,215	2,035	3,294	4,867	6,194
	Total loans and leases held for investment	119,884	115,917	114,603	107,469	103,567
	LHFS	1,423	1,222	3,761	3,736	3,697
	Total loans and leases	$121,307	$117,139	$118,364	$111,205	$107,264

(1)	During the first quarter of 2014, $8.3 billion of loans were transferred from direct retail lending to residential mortgage.

Total loans and leases were $121.3 billion at year-end 2014, an increase of $4.2 billion compared to the balance at year-end 2013. This increase reflects broad-based loan growth, with commercial and industrial up $2.9 billion, sales finance up $1.2 billion and other lending subsidiaries up $1.0 billion. A decline in direct retail lending balances and a corresponding increase in residential mortgage balances reflect the impact of an $8.3 billion transfer that occurred during the first quarter of 2014.

The increase in commercial and industrial loans reflects solid growth from large corporate clients, which typically have strong credit profiles and therefore put downward pressure on pricing. The yield on commercial and industrial loans declined to 3.35% in 2014 from 3.63% in 2013.

The decline in residential mortgage balances, after excluding the effects of the loan transfer, reflects the competitive environment, lower originations and the impact of the loans sales previously discussed. Additionally, BB&T implemented a mid-year change in strategy that resulted in originations of loans with eligible collateral types, including adjustable rate mortgages with 10 and 15 year terms, being directed to the LHFS portfolio.

The acquired from FDIC loan portfolio, which totaled $1.2 billion at December 31, 2014, continued to runoff during the year, resulting in a decline of $820 million compared to the prior year-end.

The majority of BB&T’s loans are with clients in domestic market areas, which are primarily concentrated in the southeastern United States. International loans were immaterial as of December 31, 2014 and 2013.

The following tables summarize the loan portfolio based on regulatory classifications, which focuses on the underlying loan collateral, and differs from internal classifications presented herein that focus on the primary purpose of the loan. Acquired from FDIC loans are included in their respective categories.

Table 19
Composition of Loan and Lease Portfolio

	December 31,
	2014	2013	2012	2011	2010

	(Dollars in millions)
Commercial, financial and agricultural	$27,615	$25,260	$23,863	$21,452	$20,490
Lease receivables	1,120	1,126	1,114	1,067	1,158
Real estate-construction and land development	4,736	4,630	5,900	7,714	10,969
Real estate-mortgage	63,464	65,485	65,760	60,821	57,418
Consumer	22,949	19,416	17,966	16,415	13,532
Total loans and leases held for investment	119,884	115,917	114,603	107,469	103,567
LHFS	1,423	1,222	3,761	3,736	3,697
Total loans and leases	$121,307	$117,139	$118,364	$111,205	$107,264

Table 20
Selected Loan Maturities and Interest Sensitivity

			December 31, 2014
			Commercial,	Real Estate:
			Financial	Construction
			and	and Land
			Agricultural	Development	Total

			(Dollars in millions)
	Fixed Rate:
		1 year or less (1)	$2,644	$399	$3,043
		1-5 years	3,322	379	3,701
		After 5 years	4,350	729	5,079
		Total	10,316	1,507	11,823
	Variable Rate:
		1 year or less (1)	4,101	877	4,978
		1-5 years	10,338	1,760	12,098
		After 5 years	2,860	592	3,452
		Total	17,299	3,229	20,528
		Total loans and leases (2)	$27,615	$4,736	$32,351

(1)	Includes loans due on demand.
(2)	The above table excludes:				(Dollars in millions)
	(i)	consumer			$22,949
	(ii)	real estate mortgage			63,464
	(iii)	LHFS			1,423
	(iv)	lease receivables			1,120
		Total			$88,956

Asset Quality

The following discussion includes assets acquired from the FDIC. Loans acquired from the FDIC, which are considered performing due to the application of the expected cash flows method, were $1.2 billion at December 31, 2014 and $2.0 billion in the prior year. Refer to “Acquired from FDIC and FDIC Loss Share Receivable/Payable” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein for additional information. Foreclosed real estate acquired from the FDIC totaled $56 million and $121 million at December 31, 2014 and 2013, respectively.

NPAs, which include foreclosed real estate, repossessions and NPLs, totaled $782 million at December 31, 2014 compared to $1.2 billion at December 31, 2013. The decline in NPAs of $392 million was driven by decreases of $319 million in NPLs and $73 million in foreclosed property. Commercial and industrial NPLs were down $124 million due to continued improvement in credit quality. Residential mortgage NPLs declined $77 million due to the fourth quarter sale of $121 million of residential mortgage NPLs, partially offset by the first quarter loan transfer from direct retail lending to residential mortgage, which included $55 million of NPLs.

NPAs as a percentage of loans and leases plus foreclosed property were 0.65% at December 31, 2014 compared with 1.01% at December 31, 2013.

The following table presents the changes in NPAs during 2014 and 2013 (excludes foreclosed property acquired from the FDIC):

Table 21
Rollforward of NPAs

		Year Ended December 31,
		2014	2013

		(Dollars in millions)
	Balance at beginning of year	$1,053	$1,536
	New NPAs	1,307	1,583
	Advances and principal increases	74	177
	Disposals of foreclosed assets	(487)	(533)
	Disposals of NPLs (1)	(332)	(348)
	Charge-offs and losses	(309)	(511)
	Payments	(398)	(636)
	Transfers to performing status	(192)	(212)
	Other, net	10	(3)
	Balance at end of year	$726	$1,053

(1)	Includes charge-offs and losses recorded upon sale of $25 million and $73 million for the years ended December 31, 2014 and 2013, respectively.

The following tables summarize asset quality information for the past five years. As more fully described below, this information has been adjusted to exclude certain components:

•	BB&T has recorded certain amounts related to government guaranteed GNMA mortgage loans that BB&T has the option, but not the obligation, to repurchase and has effectively regained control. These amounts are reported in the Consolidated Balance Sheets but have been excluded from the asset quality disclosures, as management believes they result in distortion of the reported metrics. The amount of government guaranteed GNMA mortgage loans that have been excluded are noted in the footnotes to Table 22.

•	In addition, BB&T has concluded that the inclusion of loans acquired from the FDIC in “Loans 90 days or more past due and still accruing as a percentage of total loans and leases” may result in significant distortion to this ratio. The inclusion of these loans could result in a lack of comparability across quarters or years, and could negatively impact comparability with other portfolios that were not impacted by acquisition accounting. BB&T believes that the presentation of this asset quality measure excluding loans acquired from the FDIC provides additional perspective into underlying trends related to the quality of its loan portfolio. Accordingly, the asset quality measures in Table 23 present asset quality information on a consolidated basis as well as “Loans 90 days or more past due and still accruing as a percentage of total loans and leases” excluding loans acquired from the FDIC.

Table 22
Asset Quality

	December 31,
	2014		2013		2012	2011	2010

		(Dollars in millions)
Nonaccrual loans and leases:
Commercial and industrial		$239		$363	$545	$582	$508
CRE - income producing properties		74		113	171	275	212
CRE - construction and development		26		51	170	495	706
Direct retail lending (1)		48		109	132	142	191
Sales finance		5		5	7	7	6
Residential mortgage (1)(2)(3)		166		243	269	308	466
Other lending subsidiaries (2)(4)		58		51	86	63	60
Total nonaccrual loans and leases HFI (3)(4)		616		935	1,380	1,872	2,149
Nonaccrual LHFS		―		―	―	―	521
Total nonaccrual loans and leases (3)(4)		616		935	1,380	1,872	2,670
Foreclosed real estate		87		71	107	536	1,259
Foreclosed real estate-acquired from FDIC		56		121	254	378	313
Other foreclosed property		23		47	49	42	42
Total NPAs (3)(4)		$782		$1,174	$1,790	$2,828	$4,284

Loans 90 days or more past due and still accruing:
Commercial and industrial	$	―	$	―	$1	$2	$8
CRE - income producing properties		―		―	―	―	3
CRE - construction and development		―		―	―	―	9
Direct retail lending (1)		12		33	38	56	79
Sales finance		5		5	10	18	27
Revolving credit		9		10	16	17	20
Residential mortgage (1)		83		69	91	103	143
Residential mortgage-government guaranteed (5)		238		296	252	204	152
Other lending subsidiaries		―		5	10	5	6
Acquired from FDIC		188		304	442	736	1,147
Total loans 90 days or more past due and still accruing (5)		$535		$722	$860	$1,141	$1,594

Loans 30-89 days past due and still accruing:
Commercial and industrial		$23		$35	$42	$85	$163
CRE - income producing properties		4		8	11	18	52
CRE - construction and development		1		2	3	18	100
Direct retail lending (1)		41		132	145	162	190
Sales finance		62		56	56	75	95
Revolving credit		23		23	23	22	28
Residential mortgage (1)(2)		392		454	477	450	511
Residential mortgage-government guaranteed (6)		80		88	84	74	74
Other lending subsidiaries (2)(4)		237		221	290	273	248
Acquired from FDIC		33		88	135	222	363
Total loans 30 - 89 days past due and still accruing (4)(6)		$896		$1,107	$1,266	$1,399	$1,824

(1)	During the first quarter of 2014, approximately $55 million of nonaccrual loans, $22 million of loans 90 days or more past due and $83 million of loans 30-89 days past due were transferred from direct retail lending to residential mortgage.
(2)	During the fourth quarter of 2013, approximately $16 million of nonaccrual loans and $40 million of loans 30-89 days past due were transferred from other lending subsidiaries to residential mortgage.
(3)	During the fourth quarter of 2014, approximately $121 million of nonaccrual residential mortgage loans were sold.
(4)	During the fourth quarter of 2013, approximately $9 million of nonaccrual loans and $26 million of loans 30-89 days past due were sold in connection with the sale of a consumer lending subsidiary.
(5)	Excludes government guaranteed GNMA mortgage loans that BB&T does not have the obligation to repurchase that are 90 days or more past due totaling $410 million, $511 million, $517 million, $426 million and $425 million at December 31, 2014, 2013, 2012, 2011 and 2010, respectively.
58

(6)	Excludes government guaranteed GNMA mortgage loans that BB&T does not have the obligation to repurchase that are past due 30-89 days totaling $2 million, $4 million, $5 million, $7 million and $7 million at December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

Loans 90 days or more past due and still accruing interest, excluding government guaranteed GNMA mortgage loans, totaled $535 million at December 31, 2014, compared with $722 million at year-end 2013, a decline of 25.9%. Loans 30-89 days past due, excluding government guaranteed GNMA mortgage loans, totaled $896 million at December 31, 2014, which was a decline of $211 million, or 19.1%, compared to prior year. These reductions reflect continued improvement in credit quality and the effects of the sale of residential mortgage NPLs as previously discussed.

Table 23
Asset Quality Ratios

	As Of / For The Year Ended December 31,
	2014		2013		2012		2011		2010
Asset Quality Ratios (including assets acquired from FDIC)
Loans 30 - 89 days past due and still accruing as a
percentage of loans and leases HFI (1)	0.75%		0.95%		1.10%		1.30%		1.76%
Loans 90 days or more past due and still accruing as a
percentage of loans and leases HFI (1)	0.45		0.62		0.75		1.06		1.54
NPLs as a percentage of loans and leases HFI	0.51		0.81		1.20		1.74		2.07
NPAs as a percentage of:
Total assets	0.42		0.64		0.97		1.62		2.40
Loans and leases HFI plus foreclosed property	0.65		1.01		1.56		2.63		3.63
Net charge-offs as a percentage of average loans
and leases HFI (2)	0.46		0.69		1.17		1.60		2.47
ALLL as a percentage of loans and leases HFI	1.23		1.49		1.76		2.10		2.62
Ratio of ALLL to:
Net charge-offs (2)	2.74	x	2.19	x	1.56	x	1.36	x	1.07	x
NPLs	2.39		1.85		1.46		1.21		1.26

Asset Quality Ratios (excluding acquired from FDIC)(3)
Loans 90 days or more past due and still accruing as a
percentage of loans and leases HFI (1)	0.29%		0.37%		0.38%		0.39%		0.46%

(1)	Excludes government guaranteed GNMA mortgage loans that BB&T has the right but not the obligation to repurchase. Refer to the footnotes of Table 22 for amounts related to these loans.
(2)	Net charge-offs for 2011 and 2010 include $236 million and $695 million, respectively, related to BB&T’s NPA disposition strategy. In connection with this strategy, approximately $271 million and $1.9 billion of problem loans were transferred from loans held for investment to LHFS in 2011 and 2010, respectively. The disposition of all such loans was complete as of December 31, 2011.
(3)	These asset quality ratios have been adjusted to remove the impact of assets acquired from the FDIC. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios.

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

BB&T’s performing TDRs, excluding government guaranteed GNMA mortgage loans, totaled $1.1 billion at December 31, 2014, a reduction of $655 million compared to the prior year. This decline includes the sale of $540 million of performing residential mortgage TDRs during the third quarter of 2014.

The following table provides a summary of performing TDR activity:

Table 24
Rollforward of Performing TDRs

	Year Ended December 31,
	2014	2013

	(Dollars in millions)
Balance at beginning of year	$1,705	$1,640
Inflows	594	608
Payments and payoffs	(222)	(229)
Charge-offs	(78)	(50)
Transfers to nonperforming TDRs, net	(73)	(65)
Removal due to the passage of time	(108)	(108)
Non-concessionary re-modifications	(25)	(41)
Sold and transferred to held for sale	(745)	(50)
Other	2	―
Balance at end of year	$1,050	$1,705

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

In addition, certain loans may be removed from classification as a TDR as a result of a subsequent non-concessionary re-modification. Non-concessionary re-modifications represent TDRs that did not contain concessionary terms at the date of a subsequent renewal/modification and there was a reasonable expectation that the borrower would continue to comply with the terms of the loan subsequent to the date of the re-modification. A re-modification may be considered for such a re-classification if the loan has not had a forgiveness of principal or interest and the modified terms qualify as more than minor such that the re-modified loan is considered a new loan. Alternatively, such loans may be considered for reclassification in years subsequent to the date of the re-modification based on the passage of time as described in the preceding paragraph.

In connection with consumer loan TDRs, a NPL will be returned to accruing status when current as to principal and interest and upon a sustained historical repayment performance (generally a minimum of six months). The following table provides further details regarding the payment status of TDRs:

Table 25
TDRs

	December 31, 2014
			Past Due				Past Due
	Current Status		30-89 Days				90 Days Or More				Total

	(Dollars in millions)
Performing TDRs (1):
Commercial:
Commercial and industrial	$64	100.0%	$	―	―	%	$	―	―	%	$64
CRE - income producing properties	27	100.0		―	―			―	―		27
CRE - construction and development	30	100.0		―	―			―	―		30
Direct retail lending	82	97.6		2	2.4			―	―		84
Sales finance	18	94.7		1	5.3			―	―		19
Revolving credit	35	85.4		5	12.2			1	2.4		41
Residential mortgage - nonguaranteed	199	76.3		52	19.9			10	3.8		261
Residential mortgage - government guaranteed	162	45.0		68	18.9			130	36.1		360
Other lending subsidiaries	141	86.0		23	14.0			―	―		164
Total performing TDRs	758	72.2		151	14.4			141	13.4		1,050
Nonperforming TDRs (2)	50	39.7		8	6.3			68	54.0		126
Total TDRs	$808	68.7		$159	13.5			$209	17.8		$1,176

(1)	Past due performing TDRs are included in past due disclosures.
(2)	Nonperforming TDRs are included in NPL disclosures.
61

ACL

Information related to the ACL is presented in the following table:

Table 26
Analysis of ACL

		Year Ended December31,
		2014	2013	2012	2011	2010

		(Dollars in millions)
	Beginning balance	$1,821	$2,048	$2,285	$2,755	$2,672
	Provision for credit losses (excluding acquired from FDIC)	280	587	1,044	1,119	2,494
	Provision for loans acquired from FDIC	(29)	5	13	71	144
	Charge-offs:
	Commercial: (1)
	Commercial and industrial	(131)	(248)	(337)	(324)	(373)
	CRE - income producing properties	(31)	(74)	(150)	(167)	(193)
	CRE - construction and development	(11)	(58)	(245)	(407)	(942)
	Direct retail lending (2)	(69)	(148)	(224)	(276)	(338)
	Sales finance	(23)	(23)	(26)	(32)	(48)
	Revolving credit	(71)	(85)	(81)	(95)	(118)
	Residential mortgage-nonguaranteed (2)(3)	(82)	(79)	(135)	(269)	(394)
	Residential mortgage-government guaranteed	(2)	(2)	(1)	―	―
	Other lending subsidiaries	(269)	(255)	(225)	(190)	(252)
	Acquired from FDIC	(21)	(19)	(34)	(66)	―
	Total charge-offs (1)(3)	(710)	(991)	(1,458)	(1,826)	(2,658)

	Recoveries:
	Commercial:
	Commercial and industrial	42	47	17	28	18
	CRE - income producing properties	14	20	9	10	4
	CRE - construction and development	19	31	45	33	15
	Direct retail lending (2)	29	38	36	37	33
	Sales finance	9	9	10	9	9
	Revolving credit	19	17	18	19	16
	Residential mortgage-nonguaranteed (2)	7	3	3	5	4
	Other lending subsidiaries	33	34	26	25	31
	Total recoveries	172	199	164	166	130
	Net charge-offs (1)(3)	(538)	(792)	(1,294)	(1,660)	(2,528)
	Other changes, net	―	(27)	―	―	(27)
	Ending balance	$1,534	$1,821	$2,048	$2,285	$2,755

	ALLL (excluding acquired from FDIC loans)	$1,410	$1,618	$1,890	$2,107	$2,564
	Allowance for acquired from FDIC loans	64	114	128	149	144
	RUFC	60	89	30	29	47
	Total ACL	$1,534	$1,821	$2,048	$2,285	$2,755

(1)	Includes charge-offs of $464 million in commercial loans and leases during 2010 in connection with BB&T's NPL disposition strategy.
(2)	During the first quarter of 2014, $8.3 billion of loans were transferred from direct retail lending to residential mortgage. Charge-offs and recoveries have been reflected in these line items based upon the date the loans were transferred.
(3)	Includes charge-offs of $11 million related to performing TDR and NPL sales in 2014. Includes charge-offs of $87 million and $141 million in residential mortgage loans during 2011 and 2010, respectively, in connection with BB&T's NPL disposition strategy.

The ACL, which totaled $1.5 billion and $1.8 billion at December 31, 2014 and 2013, respectively, consists of the ALLL, which is presented separately on the Consolidated Balance Sheets, and the RUFC, which is included in other liabilities on the Consolidated Balance Sheets. The ALLL amounted to 1.23% of loans and leases held for investment at December 31, 2014, compared to 1.49% at December 31, 2013. The decline in the ALLL reflects continued improvement in credit quality in most loan portfolios. The ratio of the ALLL to NPLs held for investment was 2.39x at December 31, 2014 compared to 1.85x at December 31, 2013.

Net charge-offs totaled $538 million for 2014, compared to $792 million in 2013. Net charge-offs as a percentage of average loans and leases were 0.46% for 2014, compared to 0.69% in 2013. Net charge-offs declined in most loan portfolios, including decreases in the commercial and industrial and direct retail lending portfolios of 55.7%% and 63.6%, respectively. CRE – construction and development had net recoveries of $8 million for the year.

Refer to Note 4 “Loans and ACL” in the “Notes to Consolidated Financial Statements” for additional disclosures.

The following table presents an estimated allocation of the ALLL at the end of each of the last five years. This allocation of the ALLL is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases. During 2013, the balance in the unallocated ALLL was incorporated into the loan portfolio segments.

Table 27
Allocation of ALLL by Category

		December 31,
		2014		2013		2012		2011		2010
			% Loans		% Loans		% Loans		% Loans		% Loans
			in each		in each		in each		in each		in each
		Amount	category	Amount	category	Amount	category	Amount	category	Amount	category

		(Dollars in millions)
Balances at end of period applicable to:
	Commercial and industrial	$422	34.6%	$454	33.2%	$470	33.4%	$433	33.9%	$620	32.7%
	CRE - income producing
	properties	162	8.9	149	8.8	170	8.6	249	8.2	315	8.8
	CRE - construction and
	development	48	2.3	76	2.1	134	2.5	371	3.6	601	5.6
	Direct retail lending (1)	110	6.8	209	13.7	300	13.8	232	13.5	246	13.3
	Sales finance	50	8.8	45	8.1	29	6.8	38	6.9	47	6.8
	Revolving credit	110	2.1	115	2.1	102	2.0	112	2.1	109	2.1
	Residential mortgage-
	nonguaranteed (1)	217	25.1	269	20.3	296	20.3	318	18.7	280	16.6
	Residential mortgage-
	government guaranteed	36	0.8	62	1.0	32	0.9	47	0.5	18	0.4
	Other lending subsidiaries	255	9.6	239	9.0	277	8.8	197	8.1	198	7.7
	Acquired from FDIC	64	1.0	114	1.7	128	2.9	149	4.5	144	6.0
	Unallocated	―	―	―	―	80	―	110	―	130	―
	Total ALLL	1,474	100.0%	1,732	100.0%	2,018	100.0%	2,256	100.0%	2,708	100.0%
	RUFC	60		89		30		29		47
	Total ACL	$1,534		$1,821		$2,048		$2,285		$2,755

(1)	During the first quarter of 2014, $8.3 billion in loans were transferred from direct retail lending to residential mortgage.

Funding Activities

Deposits are the primary source of funds for lending and investing activities. Scheduled payments, as well as prepayments, and maturities from portfolios of loans and investment securities also provide a stable source of funds. FHLB advances, other secured borrowings, Federal funds purchased and other short-term borrowed funds, as well as long-term debt issued through the capital markets, all provide supplemental liquidity sources. Funding activities are monitored and governed through BB&T’s overall asset/liability management process, which is further discussed in the “Market Risk Management” section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein. The following section provides a brief description of the various sources of funds.

Deposits

Deposits are attracted principally from clients within BB&T’s branch network through the offering of a broad selection of deposit instruments to individuals and businesses, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market deposit accounts, CDs and IRAs. Deposit account terms vary with respect to the minimum balance required, the time period the funds must remain on deposit and service charge schedules. Interest rates paid on specific deposit types are determined based on (i) the interest rates offered by competitors, (ii) the anticipated amount and timing of funding needs, (iii) the availability and cost of alternative sources of funding, and (iv) anticipated future economic conditions and interest rates. Deposits are attractive sources of funding because of their stability and relative cost. Deposits are regarded as an important part of the overall client relationship and provide opportunities to cross-sell other BB&T services.

Total deposits were $129.0 billion at December 31, 2014, an increase of $1.6 billion compared to year-end 2013. Noninterest-bearing deposits totaled $38.8 billion at December 31, 2014, an increase of $3.8 billion from December 31, 2013. The increase in noninterest-bearing deposits was broad based in nature, with increases in deposits from personal, business and public funds clients. During 2014, interest checking increased $1.4 billion and money market and savings increased $2.0 billion, while time deposits and IRAs decreased $5.7 billion.

For the year ended December 31, 2014, total deposits averaged $129.1 billion, an increase of $522 million compared to 2013. The cost of interest-bearing deposits was 0.26% for 2014, compared to 0.32% for 2013.

The following table presents the composition of average deposits for the last five quarters:

Table 28
Composition of Average Deposits

	For the Three Months Ended
	12/31/14	9/30/14	6/30/14	3/31/14	12/31/13

	(Dollars in millions)
Noninterest-bearing deposits	$39,130	$38,103	$36,634	$35,392	$35,347
Interest checking	19,308	18,588	18,406	18,615	18,969
Money market and savings	51,176	49,974	48,965	48,767	49,298
Time deposits and IRAs	20,041	23,304	25,010	21,935	21,580
Foreign office deposits - interest-bearing	660	639	584	1,009	712
Total average deposits	$130,315	$130,608	$129,599	$125,718	$125,906

Average deposits for the fourth quarter of 2014 were $130.3 billion, a decrease of $293 million or 0.9% annualized compared to the third quarter. The change in average deposits reflects improved mix, with noninterest-bearing deposits up $1.0 billion, or 10.7% annualized, while interest-bearing balances were down $1.3 billion, or 5.7% annualized. Noninterest-bearing deposits represented 30.0% of total average deposits for the fourth quarter of 2014, compared to 29.2% for the prior quarter and 28.1% for the fourth quarter of 2013.

The growth in average noninterest-bearing deposits during the quarter includes an increase in average commercial accounts totaling $678 million and an increase in average public funds accounts totaling $325 million. The decline in interest-bearing accounts was driven by a $3.3 billion decline in time deposits and IRAs, partially offset by a $1.2 billion increase in money market and savings and a $720 million increase in interest checking.

The cost of interest-bearing deposits was 0.25% for the fourth quarter of 2014, a decrease of one basis point compared to the third quarter.

The following table provides information regarding the scheduled maturities of time deposits that are $100,000 and greater at December 31, 2014:

Table 29
Scheduled Maturities of Time Deposits $100,000 and Greater

December 31, 2014
(Dollars in millions)
Three months or less	$4,621
Over three through six months	1,106
Over six through twelve months	1,054
Over twelve months	3,001
Total	$9,782

Short-term Borrowings

BB&T also uses various types of short-term borrowings to meet funding needs. While deposits remain the primary source for funding loan originations, management uses short-term borrowings as a supplementary funding source for loan growth and other balance sheet management purposes. Short-term borrowings were 1.8% of total funding on average in 2014 as compared to 2.5% in 2013. See Note 8 “Short-Term Borrowings” in the “Notes to Consolidated Financial Statements” herein for further disclosure. The types of short-term borrowings that have been, or may be, used by the Company include Federal funds purchased, securities sold under repurchase agreements, master notes, commercial paper and short-term bank notes. Short-term borrowings at the end of 2014 were $3.7 billion, a decrease of $421 million, or 10.2%, compared to year-end 2013. Average short-term borrowings totaled $3.4 billion during 2014 compared to $4.5 billion last year, a decrease of 23.3%. The decrease in the average balance of short-term borrowings during 2014 primarily reflects an increase in deposits and long-term debt as funding sources.

The following table summarizes certain information for the past three years with respect to short-term borrowings:

Table 30
Short-Term Borrowings

	As Of / For The Year Ended December 31,
	2014	2013	2012

	(Dollars in millions)
Securities Sold Under Agreements to Repurchase:
Maximum outstanding at any month-end during the year	$1,073	$1,537	$813
Balance outstanding at end of year	317	463	514
Average outstanding during the year	526	662	651
Average interest rate during the year	0.20%	0.25%	0.30%
Average interest rate at end of year	0.18	0.28	0.33

Federal Funds Purchased and Short-Term Borrowed Funds:
Maximum outstanding at any month-end during the year	$4,405	$4,722	$3,627
Balance outstanding at end of year	3,400	3,675	2,350
Average outstanding during the year	2,895	3,797	2,757
Average interest rate during the year	0.12%	0.13%	0.20%
Average interest rate at end of year	0.08	0.09	0.19

Long-term Debt

Long-term debt provides funding and, to a lesser extent, regulatory capital. During 2014, long-term debt represented 12.0% of average total funding compared to 10.6% during 2013. At December 31, 2014, long-term debt totaled $23.3 billion, an increase of $1.8 billion compared to year-end 2013. The increase in long-term debt reflects the issuance of $2.6 billion of BB&T Corporation senior notes, $2.0 billion of Branch Bank senior notes and $850 million of Branch Bank subordinated notes, partially offset by the early extinguishment of $1.1 billion of FHLB debt and other payments and maturities. The average cost of long-term debt was 2.36% in 2014, compared to 3.03% in 2013. See Note 10 “Long-Term Debt” in the “Notes to Consolidated Financial Statements” herein for further disclosure.

Exclusive of hedge basis adjustments, FHLB advances represented 28.5% of total outstanding long-term debt at December 31, 2014, compared to 38.5% at December 31, 2013. FHLB advances are long-term funding sources that provide flexibility to structure the debt in a manner that aids in the management of interest rate risk and liquidity.

Shareholders’ Equity

Shareholders’ equity totaled $24.4 billion at December 31, 2014, an increase of $1.6 billion, or 7.1%, from year-end 2013. Book value per common share at December 31, 2014 was $30.16, compared to $28.52 at December 31, 2013.

Shareholders’ equity increased due to net income in excess of dividends declared of $1.4 billion and $313 million of issuances of shares and other transactions in connection with equity-based compensation plans, the 401(k) plan and the dividend reinvestment plan. The net loss in AOCI increased $158 million, primarily due to a $323 million after-tax pension impact, partially offset by a $194 million after-tax net increase in the value of the AFS securities portfolio.

Tangible book value per common share at December 31, 2014 was $19.93 compared to $18.08 at December 31, 2013. As of December 31, 2014, measures of tangible capital were not required by the regulators and, therefore, were considered non-GAAP measures. Refer to the section titled “Capital” herein for a discussion of how BB&T calculates and uses these measures in the evaluation of the Company.

Risk Management

BB&T has a strong and consistent risk culture, based on established risk values, which promotes predictable and consistent performance within an environment of open communication and effective challenge. The strong culture influences all associates in the organization daily and helps them evaluate whether risks are acceptable or unacceptable while making decisions that balance quality, profitability and growth appropriately. BB&T’s effective risk management framework establishes an environment which enables it to achieve superior performance relative to peers, ensures that BB&T is viewed among the safest of banks and assures the operational freedom to act on opportunities.

BB&T ensures that there is an appropriate return for the amount of risk taken, and that the expected return is in line with its strategic objectives and business plan. Risk-taking activities are evaluated and prioritized to identify those that present attractive risk-adjusted returns while preserving asset value. BB&T only undertakes risks that are understood and can be managed effectively. By managing risk well, BB&T ensures sufficient capital is available to maintain and grow core business operations in a safe and sound manner.

Regardless of financial gain or loss to the Company, associates are held accountable if they do not follow the established risk management policies and procedures. Compensation decisions take into account an associate’s adherence to, and successful implementation of, BB&T’s risk values. The compensation structure supports the Company’s core values and sound risk management practices in an effort to promote judicious risk-taking behavior.

BB&T’s risk culture encourages transparency and open dialogue between all levels in the performance of organizational functions, such as the development, marketing and implementation of a product or service.

BB&T has established a risk management framework based on a “three lines of defense” model:

•	First Line of Defense: Risk management begins with the business units and corporate support groups, the point at which risk is originated and where risks must be managed. Business unit managers in the first line identify, assess, control and report their group’s risk profile compared to its approved risk limits.

•	Second Line of Defense: The RMO provides independent oversight and guidance of risk-taking across the enterprise. The RMO aggregates, integrates, and correlates risk information into a holistic picture of the corporation’s risk profile and concentrations. The RMO establishes policies and limits and reports sources and amounts of risk to Executive Management and the Board of Directors.

•	Third Line of Defense: Audit Services (BB&T’s internal audit function) evaluates the design and effectiveness of the risk management framework and its results. Results are reported to Executive Management and the Board Of Directors according to Audit Services Policy.

The following chart depicts the three lines of defense model:

Risk Committees	Board of Directors			Executive Management

	1st Line of Defense	2nd Line of Defense	3rd Line of Defense
	Business Units	Risk Functions	Audit Services

Chief Risk Officer

The CRO leads the RMO, which designs, organizes and manages BB&T’s risk management framework. The RMO is responsible for ensuring effective risk management oversight, measurement, monitoring, reporting and consistency. The CRO has direct access to the Board of Directors and Executive Management. The CRO is responsible for identifying and communicating in a timely manner to the CEO and the Board of Directors meaningful risks and significant instances when the RMO’s assessment of risk differs from that of a business unit, significant instances when a business unit is not adhering to the risk governance framework, and BB&T’s risk profile in relation to its risk appetite on at least a quarterly basis. In the event that the CRO and CEO’s assessment of risk management were to differ or if the CEO did not adhere to the risk management framework, the CRO would have the responsibility to report such matters to the Board of Directors.

The Executive Management-led enterprise risk committees provide oversight of the first and second lines of defense and communicate risk appetite and values to the RMO. The CRO and the enterprise risk committees approve policies, set risk limits and tolerances and monitor results.

The RMC, CRMC, ORMC, CROC and the MRLCC are the enterprise risk committees and provide oversight of the risks as described in the common risk language. Executive Management members participate in all five committees.

The risk management framework is composed of specialized risk functions focused on specific types of risk. The MRLCC, CRMC, CROC and ORMC provide oversight of market, liquidity, capital, credit, compliance, and operational risk while RMC provides a fully integrated view of all material risks across the company. The RMC provides oversight of all risks and its purpose is to review BB&T’s aggregate risk exposure, evaluate risk appetite, and evaluate risks not reviewed by other risk committees.

The RMC is responsible for taking a broad view of risk, incorporating information from all risk functions. This combination of broad and specific focus provides the most effective framework for the management of risk. The RMC is chaired by the CRO and its membership includes all members of Executive Management, the General Auditor (ex officio) and senior leaders from Financial Management, the RMO and other areas.

The principal types of inherent risk include compliance, credit, liquidity, market, operational, reputation and strategic risks.

Compliance risk

Compliance risk is the risk to current or anticipated earnings or capital arising from violations of laws, rules or regulations, or from non-conformance with prescribed practices, internal policies and procedures or ethical standards. This risk exposes BB&T to fines, civil money penalties, payment of damages and the voiding of contracts. Compliance risk can result in diminished reputation, reduced franchise or enterprise value, limited business opportunities and lessened expansion potential.

Credit risk

Credit risk is the risk to current or anticipated earnings or capital arising from the default, inability or unwillingness of a borrower, obligor, or counterparty to meet the terms of any financial obligation with BB&T or otherwise perform as agreed. Credit risk exists in all activities where success depends on the performance of a borrower, obligor, or counterparty. Credit risk arises when BB&T funds are extended, committed, invested, or otherwise exposed through actual or implied contractual agreements, whether on or off balance sheet. Credit risk also occurs when the credit quality of an issuer whose securities or other instruments the bank holds deteriorates.

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

Underwriting Approach

The loan portfolio is a primary source of profitability and risk, therefore, proper loan underwriting is critical to BB&T’s long-term financial success. BB&T’s underwriting approach is designed to define acceptable combinations of specific risk-mitigating features that ensure credit relationships conform to BB&T’s risk philosophy. Provided below is a summary of the most significant underwriting criteria used to evaluate new loans and loan renewals:

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

Commercial and small business loans are primarily originated through BB&T’s Community Bank. In accordance with the Company’s lending policy, each loan undergoes a detailed underwriting process, which incorporates BB&T’s underwriting approach, procedures and evaluations described above. Commercial loans are typically priced with an interest rate tied to market indices, such as the prime rate or LIBOR. Commercial loans are individually monitored and reviewed for any possible deterioration in the ability of the client to repay the loan. Approximately 89% of BB&T’s commercial loans are secured by real estate, business equipment, inventories and other types of collateral.

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

Revolving Credit Loan Portfolio

The revolving credit portfolio consists of the outstanding balances on credit cards and BB&T’s checking account overdraft protection product, Constant Credit. BB&T markets credit cards to its existing banking client base and does not solicit cardholders through nationwide programs or other forms of mass marketing. Such balances are generally unsecured and actively managed.

Residential Mortgage Loan Portfolio

Branch Bank offers various types of fixed- and adjustable-rate loans for the purpose of constructing, purchasing or refinancing residential properties. BB&T primarily originates conforming mortgage loans and higher quality jumbo and construction-to-permanent loans for owner-occupied properties. Conforming loans are loans that are underwritten in accordance with the underwriting standards set forth by FNMA and FHLMC. They are generally collateralized by one-to-four-family residential real estate, typically have loan-to-collateral value ratios of 80% or less at origination, and are made to borrowers in good credit standing.

Risks associated with the mortgage lending function include interest rate risk, which is mitigated through the sale of a substantial portion of conforming fixed-rate loans in the secondary mortgage market, and an effective MSR hedging process. Borrower risk is lessened through rigorous underwriting procedures and mortgage insurance. The right to service the loans and receive servicing income is generally retained when conforming loans are sold. Management believes that the retention of mortgage servicing is a relationship driver in retail banking and a part of management’s strategy to establish profitable long-term customer relationships and offer high quality client service. BB&T also purchases residential mortgage loans from correspondent originators. The loans purchased from third-party originators are subject to the same underwriting and risk-management criteria as loans originated internally.

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

BB&T’s other lending subsidiaries adhere to the same overall underwriting approach as the commercial and consumer lending portfolio and also utilize automated credit scoring to assist with underwriting credit risk. The majority of these loans are relatively homogenous and no single loan is individually significant in terms of its size and potential risk of loss. The majority of the loans are secured by real estate, automobiles, equipment or unearned insurance premiums. As of December 31, 2014, included in the other lending subsidiaries portfolio are loans to nonprime borrowers of approximately $3.1 billion, or 2.5% of the total BB&T loan and lease portfolio.

Acquired from FDIC

BB&T’s loan portfolio includes $1.2 billion of loans acquired from the FDIC. This balance includes $654 million of loans that are covered by loss sharing agreements and $561 million of loans that were formerly covered by loss sharing agreements. Refer to Note 4 “Loans and ACL” in the “Notes to Consolidated Financial Statements” and to “Acquired from FDIC and FDIC Loss Share Receivable/Payable” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional disclosures related to loans acquired from the FDIC.

Liquidity risk

Liquidity risk is the risk to current or anticipated earnings or capital that BB&T will be unable to meet its obligations as they come due because of an inability to liquidate assets or obtain adequate funding (funding liquidity risk) or that it cannot easily unwind or offset specific exposures without significantly lowering market prices because of inadequate market depth or market disruptions (market liquidity risk).

Market risk

Market risk is the risk to current or anticipated earnings or capital arising from changes in the market value of portfolios, securities, or other financial instruments. Market risk results from changes in the level, volatility or correlations among financial market rates or prices, including interest rates, foreign exchange rates, equity prices, commodity prices or other relevant rates or prices.

Interest rate risk results from differences between the timing of rate changes and the timing of cash flows (re-pricing risk); from changing rate relationships among different yield curves affecting bank activities (basis risk); from changing rate relationships across the spectrum of maturities (yield curve risk); and from interest-related options embedded in bank products (options risk).

For additional information concerning BB&T’s management of market risk, see the “Market Risk Management” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

Operational risk

Operational risk is the risk to current or anticipated earnings or capital arising from inadequate or failed internal processes, people and systems or from external events. This definition includes legal risk, which is the risk of loss arising from defective transactions, litigation or claims made, or the failure to adequately protect company-owned assets.

Cybersecurity

In recent years, cybersecurity has gained prominence within the financial services industry due to increases in the quantity and sophistication of cyber attacks, which include significant distributed denial-of-service attacks, malicious code and viruses and attempts to breach the security of systems, which, in certain instances, have resulted in unauthorized access to customer account data.

BB&T has a number of complex information systems used for a variety of functions by customers, employees and vendors. In addition, third parties with which BB&T does business or that facilitate business activities (e.g., vendors, exchanges, clearing houses, central depositories and financial intermediaries) could also be sources of cybersecurity risk to BB&T, including with respect to breakdowns or failures of their systems, misconduct by the employees of such parties, or cyber attacks which could affect their ability to deliver a product or service to BB&T.

As a FHC, BB&T must adhere to the security requirements and expectations of the applicable regulatory agencies, which include requirements related to data privacy, systems availability and business continuity planning, among others. The regulatory agencies have established guidelines for the responsibilities of the board of directors and senior management, which include establishing policy, appointing and training personnel, implementing review and testing functions and ensuring an appropriate frequency of updates.

The primary responsibility for cybersecurity at BB&T lies with the Risk Committee of the Board of Directors, which has delegated the day-to-day operations to management via the RMC, ORMC and EITSC. The EITSC serves as the primary team responsible for monitoring and reporting on cybersecurity risks. The EITSC, which is led by the Chief Information Officer, reports to the RMC and ORMC once a month and also provides a quarterly Cyber Security Update to the Board of Directors. Annually, the EITSC provides a formal IT risk assessment and Information Security reports to the Risk Committee.

As a complement to the overall cybersecurity infrastructure, BB&T utilizes a number of internal training methods, both formally through mandatory courses and informally through written communications and other updates. Internal policies and procedures have been implemented to encourage the reporting of potential phishing attacks or other security risks. BB&T also uses third party services as part of its cybersecurity framework, and any such third parties are required to comply with BB&T’s policies regarding information security and confidentiality. BB&T also uses third party groups to assess and supplement the Company’s cybersecurity needs.

These cyber attacks have not, to date, resulted in any material disruption to BB&T’s operations or harm to its customers and have not had a material adverse effect on BB&T’s results of operations; however, there can be no assurance that a sophisticated cyber attack can be detected or thwarted.

Reputation risk

Reputation risk is the risk to current or anticipated earnings, capital, enterprise value, the BB&T brand, and public confidence arising from negative publicity or public opinion, whether real or perceived, regarding BB&T’s business practices, products, services, transactions, or other activities undertaken by BB&T, its representatives, or its partners. A negative reputation may impair BB&T’s relationship with clients, associates, communities or shareholders, and it is often a residual risk that arises when other risks are not managed properly.

Strategic risk

Strategic risk is the risk to current or anticipated earnings, capital, enterprise value and the achievement of BB&T’s vision, mission, purpose and business objectives consistent with its values that arises from BB&T’s business strategy or potentially adverse business decisions, improper or ineffective implementation of business decisions or lack of responsiveness to changes in the banking industry and operating environment. Strategic risk is a function of BB&T’s strategic goals, business strategies, resources and quality of implementation. The responsibility for managing this risk rests with the Board of Directors, Executive Management and the Senior Leadership Team.

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

BB&T uses derivatives primarily to manage economic risk related to securities, commercial loans, MSRs and mortgage banking operations, long-term debt and other funding sources. BB&T also uses derivatives to facilitate transactions on behalf of its clients. As of December 31, 2014, BB&T had derivative financial instruments outstanding with notional amounts totaling $72.3 billion, with a net fair value of a gain of $109 million. See Note 19 “Derivative Financial Instruments” in the “Notes to Consolidated Financial Statements” herein for additional disclosures.

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

The following table shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next twelve months assuming a gradual change in interest rates as described below. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related and other assets, cash flows and maturities of derivative financial instruments, loan volumes and pricing, deposit sensitivity, customer preferences and capital plans. The resulting change in net interest income reflects the level of interest rate sensitivity that income has in relation to the investment, loan and deposit portfolios.

Table 31
Interest Sensitivity Simulation Analysis

Interest Rate Scenario				Annualized Hypothetical Percentage
Linear		Prime Rate		Change in Net Interest Income
Change in		December 31,		December 31,
Prime Rate		2014	2013	2014	2013
Up 200	bps	5.25%	5.25%	2.06%	2.27%
Up 100		4.25	4.25	1.46	1.35
No Change		3.25	3.25	―	―
Down 25		3.00	3.00	0.33	0.39

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

Table 32
Deposit Mix Sensitivity Analysis

				Results Assuming a Decrease in
	Increase in		Base Scenario	Noninterest Bearing Demand Deposits
	Rates		at December 31, 2014 (1)	$1 Billion	$5 Billion
	Up 200	bps	2.06%	1.79%	0.74%
	Up 100		1.46	1.29	0.64

(1)	The base scenario is equal to the annualized hypothetical percentage change in net interest income at December 31, 2014 as presented in the preceding table.

If rates increased 200 basis points, BB&T could absorb the loss of $7.5 billion, or 19.2%, of noninterest bearing demand deposits and replace them with managed rate deposits with a beta of 100% before becoming neutral to interest rate changes.

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

Table 33
EVE Simulation Analysis

				Hypothetical Percentage
		EVE/Assets		Change in EVE
Change in		December 31,		December 31,
Rates		2014	2013	2014	2013
Up 200	bps	10.9%	10.3%	(1.5)%	(4.5)%
Up 100		11.1	10.6	0.6	(1.4)
No Change		11.1	10.8	―	―
Down 25		10.9	10.8	(1.0)	(0.4)

Market Risk from Trading Activities

BB&T also manages market risk from trading activities which consists of acting as a financial intermediary to provide its customers access to derivatives, foreign exchange and securities markets. Trading market risk is managed through the use of statistical and non-statistical risk measures and limits. BB&T utilizes a historical VaR methodology to measure and aggregate risks across its covered trading LOBs. This methodology uses two years of historical data to estimate economic outcomes for a one-day time horizon at a 99% confidence level. The average 99% one-day VaR and the maximum daily VaR for the years ended December 31, 2014 and 2013 were each less than $1 million. Market risk disclosures under Basel II.5 are available in the Additional Disclosures section of the Investor Relations site on www.bbt.com.

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

BB&T monitors the ability to meet customer demand for funds under both normal and stressed market conditions. In considering its liquidity position, management evaluates BB&T’s funding mix based on client core funding, client rate-sensitive funding and non-client rate-sensitive funding. In addition, management also evaluates exposure to rate-sensitive funding sources that mature in one year or less. Management also measures liquidity needs against 30 days of stressed cash outflows for Branch Bank. To ensure a strong liquidity position, management maintains a liquid asset buffer of cash on hand and highly liquid unpledged securities. The Company has established a policy that the liquid asset buffer would be a minimum of 5% of total assets, but intends to maintain the ratio well in excess of this level. As of December 31, 2014 and December 31, 2013, BB&T’s liquid asset buffer was 13.6% and 14.6%, respectively, of total assets.

During 2013, the FDIC, FRB and OCC released a joint statement providing a NPR concerning the U.S. implementation of the Basel III LCR rule. This rule became final on September 3, 2014. Under the final rule, BB&T will be considered a “modified LCR” holding company. BB&T would be subject to full LCR requirements if its operations were to fall under the “internationally active” rules, which would generally be triggered if BB&T’s assets were to increase above $250 billion. BB&T implemented balance sheet changes to support its compliance with the rule and to optimize its balance sheet based on the final rule. These actions included changing the mix of the investment portfolio to include more GNMA and U.S. Treasury securities, which qualify as Level 1 under the rule, and changing its deposit mix to increase retail and commercial deposits. Based on management’s interpretation of the final rule that will be effective January 1, 2016, BB&T’s LCR was approximately 130% at December 31, 2014, compared to the regulatory minimum of 90%, which puts BB&T in full compliance with the rule. The regulatory minimum will increase to 100% on January 1, 2017. The final rule requires each financial institution to have a method for determining “operational deposits” as defined by the rule. The number above includes an estimate of operational deposits; however, BB&T continues to evaluate its method to identify and measure operational deposits.

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

The primary source of funds used for Parent Company cash requirements was dividends received from subsidiaries, which totaled $1.7 billion during 2014. In addition, the Parent Company issued $2.6 billion of senior notes and repaid $1.5 billion of maturing long-term debt. Funds raised through master note agreements with commercial clients are placed in a note receivable at Branch Bank primarily for its use in meeting short-term funding needs and, to a lesser extent, to support the short-term temporary cash needs of the Parent Company. At December 31, 2013, master note balances totaled $24 million.

Liquidity at the Parent Company is more susceptible to market disruptions. BB&T prudently manages cash levels at the Parent Company to cover a minimum of one year of projected contractual cash outflows which includes unfunded external commitments, debt service, preferred dividends and scheduled debt maturities without the benefit of any new cash infusions. Generally, BB&T maintains a significant buffer above the projected one year of contractual cash outflows. In determining the buffer, BB&T considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, being a source of strength to its banking subsidiaries and being able to withstand sustained market disruptions that could limit access to the capital markets. As of December 31, 2014 and December 31, 2013, the Parent Company had 31 months and 27 months, respectively, of cash on hand to satisfy projected contractual cash outflows as described above.

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

Branch Bank has several major sources of funding to meet its liquidity requirements, including access to capital markets through issuance of senior or subordinated bank notes and institutional CDs, access to the FHLB system, dealer repurchase agreements and repurchase agreements with commercial clients, access to the overnight and term Federal funds markets, use of a Cayman branch facility, access to retail brokered CDs and a borrower in custody program with the FRB for the discount window. As of December 31, 2014, BB&T has approximately $68.4 billion of secured borrowing capacity, which represents approximately 686% of one year wholesale funding maturities.

The ability to raise funding at competitive prices is affected by the rating agencies’ views of the Parent Company’s and Branch Bank’s credit quality, liquidity, capital and earnings. Management meets with the rating agencies on a regular basis to discuss current outlooks. The ratings for BB&T and Branch Bank by the major rating agencies are detailed in the table below:

Table 34
Credit Ratings of BB&T Corporation and Branch Bank
December 31, 2014

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

Contractual Obligations, Commitments, Contingent Liabilities, Off-Balance Sheet Arrangements and Related Party Transactions

The following table presents, as of December 31, 2014, BB&T’s contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities. Further discussion of the nature of each obligation is included in Note 15 “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements.”

Table 35
Contractual Obligations and Other Commitments
December 31, 2014

			Less than	1 to 3	3 to 5	After 5
		Total	One Year	Years	Years	Years

		(Dollars in millions)
	Long-term debt	$23,307	$1,115	$9,491	$4,511	$8,190
	Operating leases	1,464	224	391	297	552
	Commitments to fund affordable housing investments	459	236	191	21	11
	Private equity commitments (1)	217	58	112	45	2
	Time deposits	19,049	11,199	7,013	837	―
	Contractual interest payments (2)	3,916	846	1,208	896	966
	Purchase obligations (3)	267	120	105	32	10
	Total contractual cash obligations	$48,679	$13,798	$18,511	$6,639	$9,731

(1)	Maturities are based on estimated payment dates.
(2)	Includes accrued interest, future contractual interest obligations and the impact of hedges used to manage interest rate risk. Variable rate payments are based upon the rate in effect at December 31, 2014.
(3)	Includes purchase obligations for goods and services covered by noncancellable contracts.

The table above excludes the future cash payments associated with the nonqualified pension plans. Refer to Note 14 “Benefit Plans” for information related to future payments under these plans.

BB&T’s commitments include investments in affordable housing and historic building rehabilitation projects throughout its market area and private equity funds. Refer to Note 1 “Summary of Significant Accounting Policies” and to Note 15 “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements” for further discussion of these commitments.

In addition, BB&T enters into derivative contracts to manage various financial risks. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. Derivative contracts are carried at fair value on the Consolidated Balance Sheets with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Derivative contracts are written in amounts referred to as notional amounts, which only provide the basis for calculating payments between counterparties and are not a measure of financial risk. Therefore, the derivative liabilities recorded on the balance sheet as of December 31, 2014 do not represent the amounts that may ultimately be paid under these contracts. Further discussion of derivative instruments is included in Note 1 “Summary of Significant Accounting Policies” and Note 19 “Derivative Financial Instruments” in the “Notes to Consolidated Financial Statements.”

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

In the normal course of business, BB&T is also a party to financial instruments to meet the financing needs of clients and to mitigate exposure to interest rate risk. Such financial instruments include commitments to extend credit and certain contractual agreements, including standby letters of credit and financial guarantee arrangements. Further discussion of BB&T’s commitments is included in Note 15 “Commitments and Contingencies” and Note 18 “Fair Value Disclosures” in the “Notes to Consolidated Financial Statements.”

Table 36
Mortgage Indemnification, Recourse and Repurchase Reserves Activity (1)

		Year Ended December 31,
		2014	2013	2012

	Balance, at beginning of period	$72	$71	$35
	Payments	(23)	(27)	(27)
	Expense	45	28	63
	Balance, at end of period	$94	$72	$71

(1)	Excludes the FHA-insured mortgage loan reserve of $85 million established during the second quarter of 2014.

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

Table 37
BB&T's Internal Capital Guidelines Prior to Basel III
	Operating	Stressed
Tier 1 Capital Ratio	10.0%	7.5%
Total Capital Ratio	12.0	9.5
Tier 1 Leverage Capital Ratio	7.0	5.0
Tangible Common Equity Ratio	6.0	4.0
Tier 1 Common Equity Ratio	8.5	6.0

Payments of cash dividends and repurchases of common shares are the methods used to manage any excess capital generated. In addition, management closely monitors the Parent Company’s double leverage ratio (investments in subsidiaries as a percentage of shareholders’ equity). The active management of the subsidiaries’ equity capital, as described above, is the process used to manage this important driver of Parent Company liquidity and is a key element in the management of BB&T’s capital position.

Management intends to maintain capital at Branch Bank at levels that will result in classification as “well-capitalized” for regulatory purposes. Secondarily, it is management’s intent to maintain Branch Bank’s capital at levels that result in regulatory risk-based capital ratios that are generally comparable with peers of similar size, complexity and risk profile. If the capital levels of Branch Bank increase above these guidelines, excess capital may be transferred to the Parent Company in the form of special dividend payments, subject to regulatory and other operating considerations.

While nonrecurring events or management decisions may result in the Company temporarily falling below its operating minimum guidelines for one or more of these ratios, it is management’s intent through capital planning to return to these targeted operating minimums within a reasonable period of time. Such temporary decreases below the operating minimums shown above are not considered an infringement of BB&T’s overall capital policy, provided a return above the minimums is forecast to occur within a reasonable time period.

BB&T regularly performs stress testing on its capital levels and is required to periodically submit the company’s capital plans to the banking regulators. During March 2014, BB&T announced that the FRB did not object to the Company’s 2014 capital plan. The 2015 capital plan was submitted during January 2015. Management’s capital deployment plan in order of preference is to focus on organic growth, dividends, strategic opportunities and share repurchases.

Risk-based capital ratios, which include Tier 1 Capital, Total Capital and Tier 1 Common Equity, are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets.

BB&T’s Tier 1 common equity ratio was 10.6% at December 31, 2014 compared to 9.9% at December 31, 2013. The increase in regulatory capital was primarily due to strong capital generation during 2014.

Table 38
Capital Ratios

	December 31,
	2014	2013

	(Dollars in millions, except per share data, shares in thousands)
Risk-based:
Tier 1	12.4%	11.8%
Total	14.9	14.3
Leverage capital	9.9	9.3

Non-GAAP capital measures (1)
Tangible common equity as a percentage of tangible assets	8.0%	7.3%
Tier 1 common equity as a percentage of risk-weighted assets	10.6	9.9
Tangible common equity per common share	$19.93	$18.08

Calculations of tangible common equity, Tier 1 common equity and tangible assets (1):
Total shareholders' equity	$24,426	$22,809
Less:
Preferred stock	2,603	2,603
Noncontrolling interests	88	50
Intangible assets	7,374	7,383
Tangible common equity	14,361	12,773
Add:
Regulatory adjustments	876	698
Tier 1 common equity (Basel I)	$15,237	$13,471

Total assets	$186,814	$183,010
Less:
Intangible assets	7,374	7,383
Tangible assets	$179,440	$175,627

Total risk-weighted assets	$143,675	$136,489
Common shares outstanding at end of period	720,698	706,620

(1)	Tangible common equity, Tier 1 common equity and related ratios are non-GAAP measures. Management uses these measures to assess the quality of capital and believes that investors may find them useful in their analysis of the Company. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies.

BB&T’s estimated common equity Tier 1 ratio under Basel III was approximately 10.3% at December 31, 2014 based on management’s interpretation of the rules adopted by the FRB, which became effective on January 1, 2015. The minimum required common equity Tier 1 ratio, including the capital conservation buffer, will gradually increase from 4.5% on January 1, 2015 to 7.0% on January 1, 2019. See “Regulatory Considerations” for additional information regarding Basel III.

Table 39
Quarterly Financial Summary―Unaudited

		2014				2013
		Fourth	Third	Second	First	Fourth	Third	Second	First
		Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

		(Dollars in millions, except per share data)
Consolidated Summary of Operations:
	Interest income	$1,518	$1,541	$1,537	$1,546	$1,566	$1,639	$1,643	$1,659
	Interest expense	183	192	194	199	204	222	228	237
	Provision for credit losses	83	34	74	60	60	92	168	272
	Securities gains (losses), net	―	(5)	―	2	5	-	23	23
	Other noninterest income	1,004	941	933	909	980	905	1,023	978
	Noninterest expense	1,411	1,556	1,551	1,403	1,456	1,471	1,496	1,414
	Provision for income taxes (1)	236	134	173	217	243	450	221	481
	Net income (1)	609	561	478	578	588	309	576	256
	Noncontrolling interest	15	4	16	40	14	4	16	16
	Preferred stock dividends	37	37	37	37	37	37	13	30
	Net income available to common
	shareholders (1)	$557	$520	$425	$501	$537	$268	$547	$210
	Basic EPS (1)	$0.77	$0.72	$0.59	$0.70	$0.76	$0.38	$0.78	$0.30
	Diluted EPS (1)	$0.76	$0.71	$0.58	$0.69	$0.75	$0.37	$0.77	$0.29

Selected Average Balances:
	Assets	$186,441	$186,309	$185,065	$182,397	$179,534	$181,021	$182,508	$182,013
	Securities, at amortized cost	40,817	40,566	40,656	40,117	37,022	36,547	36,719	36,801
	Loans and leases (2)	119,912	120,471	118,510	116,372	117,001	118,265	117,852	116,981
	Total earning assets	162,559	162,879	161,143	158,364	156,045	156,985	157,197	156,620
	Deposits	130,315	130,608	129,599	125,718	125,906	127,948	129,983	130,437
	Short-term borrowings	3,095	3,321	2,962	4,321	3,865	4,637	5,118	4,217
	Long-term debt	22,139	22,069	22,206	22,432	20,756	19,447	18,287	18,690
	Total interest-bearing liabilities	116,419	117,895	118,133	117,079	115,180	117,788	119,802	120,826
	Shareholders' equity	24,619	24,187	23,876	23,264	22,305	22,139	21,789	21,315

(1)	Results for the first and third quarters of 2013 include tax adjustments of $281 million and $235 million, respectively.
(2)	Loans and leases are net of unearned income and include LHFS.

Fourth Quarter Results

Consolidated net income available to common shareholders for the fourth quarter of 2014 totaling $557 million was up 3.7% compared to $537 million earned during the same period in 2013. On a diluted per common share basis, earnings for the fourth quarter of 2014 were $0.76, up 1.3% compared to $0.75 for the same period in 2013. BB&T’s results of operations for the fourth quarter of 2014 produced an annualized return on average assets of 1.30% and an annualized return on average common shareholders’ equity of 10.08%, compared to prior year ratios of 1.30% and 10.85%, respectively.

Total revenues on a FTE basis were $2.4 billion for the fourth quarter of 2014, essentially flat compared to the earlier quarter as a decrease in taxable-equivalent net interest income of $26 million was largely offset by a $19 million increase in noninterest income.

Net interest margin was 3.36%, down 20 basis points compared to the earlier quarter. Average earning assets increased $6.5 billion, or 4.2%, while average interest-bearing liabilities increased $1.2 billion, or 1.1%. The annualized yield on the total loan portfolio for the fourth quarter was 4.29%, a decrease of 34 basis points compared to the earlier quarter, which primarily reflects lower yields on new loans and continued runoff of higher yielding loans acquired from the FDIC. The annualized FTE yield on the average securities portfolio for the fourth quarter was 2.45%, which was seven basis points lower than the earlier period.

The average annualized cost of interest-bearing deposits was 0.25% during the fourth quarter of 2014, a decline of three basis points compared to the fourth quarter of 2013. The average annualized rate paid on long-term debt was 2.22% during the fourth quarter of 2014, a decrease of 42 basis points compared to the same quarter of the prior year. This decrease was the result of lower rates on new issues during the last twelve months and the early extinguishment of higher cost FHLB advances in the third quarter of 2014.

The $19 million increase in noninterest income, including securities gains (losses), net, was primarily driven by higher insurance and mortgage banking income, which increased $38 million and $28 million, respectively, partially offset by a $51 million decrease in other income.

The provision for credit losses increased $23 million compared to the earlier quarter primarily due to the reserve release in the earlier quarter partially offset by the impact of the fourth quarter loan sale. Net charge-offs for the fourth quarter of 2014, excluding loans acquired from the FDIC and the impact of the loan sale, totaled $106 million, down $35 million compared to the earlier quarter. Excluding the reserve for unfunded lending commitments and the impact of the loan sale, the reserve release was $67 million for the fourth quarter of 2013 compared to a provision of $5 million in the current quarter.

Noninterest expense was $1.4 billion for the fourth quarter of 2014, a decrease of $45 million compared to the earlier quarter. This decrease reflects the impact of broad cost control measures, including a 1,280 decrease in FTEs, which was partially offset by higher loan-related expense due to the $27 million charge related to an ongoing review of mortgage lending processes.

The provision for income taxes was $236 million for the fourth quarter of 2014, compared to $243 million for the earlier quarter. This produced an effective tax rate for the fourth quarter of 2014 of 27.9%, compared to 29.2% for the earlier quarter.

Reclassifications

In certain circumstances, reclassifications have been made to prior period information to conform to the 2014 presentation. Such reclassifications had no effect on previously reported shareholders’ equity or net income.

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

The following is a summary of BB&T’s critical accounting policies that are highly dependent on estimates, assumptions and judgments. These critical accounting policies are reviewed with the Audit Committee of the Board of Directors on a periodic basis.

ACL

BB&T’s policy is to maintain an ALLL and a RUFC that represent management’s best estimate of probable credit losses inherent in the loan and lease portfolios and off-balance sheet lending commitments at the balance sheet date. Estimates for loan and lease losses are determined by analyzing historical loan and lease losses, historical loan and lease migration to charge-off experience, current trends in delinquencies and charge-offs, expected cash flows on purchased loans, current assessment of problem loans and leases, the results of regulatory examinations and changes in the size, composition and risk assessment of the loan and lease portfolio. As part of this process, BB&T develops a series of loss estimate factors, which are modeled projections of the frequency, timing and severity of losses. These loss estimate factors are based on historical loss experience, economic and political environmental considerations and any other data that management believes will provide evidence about the expected collectability of outstanding loan and lease amounts. The following table summarizes the loss estimate factors used to determine the ALLL.

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

MSRs

BB&T has a significant mortgage loan servicing portfolio with two classes of MSRs for which it separately manages the economic risk: residential and commercial. Residential MSRs are primarily carried at fair value with changes in fair value recorded as a component of mortgage banking income. BB&T uses various derivative instruments to mitigate the income statement effect of changes in fair value due to changes in valuation inputs and assumptions of its residential MSRs. MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, BB&T estimates the fair value of residential MSRs using an OAS valuation model to project MSR cash flows over multiple interest rate scenarios, which are then discounted at risk-adjusted rates. The OAS model considers portfolio characteristics, contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. BB&T reassesses and periodically adjusts the underlying inputs and assumptions in the OAS model to reflect market conditions and assumptions that a market participant would consider in valuing the MSR asset.

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

LHFS

BB&T originates certain mortgage loans for sale to investors that are carried at fair value. The fair value is primarily based on quoted market prices for securities backed by similar types of loans. Changes in the fair value are recorded as a component of mortgage banking income, while the related origination costs are recognized in noninterest expense when incurred. The changes in fair value are largely driven by changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with the LHFS. BB&T uses various derivative instruments to mitigate the economic effect of changes in fair value of the underlying loans.

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

Private Equity and Similar Investments

BB&T has private equity and similar investments that are carried at fair value. Changes in the fair value of these investments are recorded in other noninterest income each period. In many cases there are no observable market values for these investments and management must estimate the fair value based on a comparison of the operating performance of the company to multiples in the marketplace for similar entities. This analysis requires significant judgment, and actual values in a sale could differ materially from those estimated. As of December 31, 2014, BB&T had $329 million of these investments, which represented less than 1% of total assets.

Intangible Assets

The acquisition method of accounting requires that acquired assets and liabilities are recorded at their fair values. This often involves estimates based on third party valuations or internal valuations based on discounted cash flow analyses or other valuation techniques, all of which are inherently subjective. The amortization of identified intangible assets is based upon the estimated economic benefits to be received, which is also subjective. Acquisitions typically result in goodwill, which is subject to ongoing periodic impairment tests based on the fair values of the reporting units to which the acquired goodwill relates. Refer to Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” for a description of the impairment testing process. Management considers the sensitivity of the significant assumptions in its impairment analysis including consideration of a 10% change in estimated future cash flows or the discount rate for each reporting unit.

Pension and Postretirement Benefit Obligations

BB&T offers various pension plans and postretirement benefit plans to employees. Calculation of the obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions, which are subject to management judgment and may differ significantly if different assumptions are used. The discount rate assumption used to measure the postretirement benefit obligations is set by reference to a high-quality (AA-rated or higher) corporate bond yield curve and the individual characteristics of the plans such as projected cash flow patterns and payment durations. Management evaluated the sensitivity changes that the expected return on plan assets and the discount rate would have on pension expense for 2015. A decrease of 25 basis points in the discount rate would result in additional pension expense of approximately $26 million for 2015, while a decrease of 100 basis points in the expected return on plan assets would result in an increase of approximately $43 million in pension expense for 2015. Refer to Note 14 “Benefit Plans” in the “Notes to Consolidated Financial Statements” for disclosures related to BB&T’s benefit plans.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in “Internal Control—Integrated Framework (2013)” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on this evaluation under the COSO criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2014.

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

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2014 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of BB&T Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of BB&T Corporation and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

February 25, 2015

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share data, shares in thousands)

	December 31,
	2014	2013
Assets
Cash and due from banks	$1,639	$1,565
Interest-bearing deposits with banks	529	452
Federal funds sold and securities purchased under resale agreements or similar
arrangements	157	148
Restricted cash	374	422
AFS securities at fair value ($1,393 covered by FDIC loss share at December 31, 2013)	20,907	22,104
HTM securities (fair value of $20,313 and $17,530 at December 31, 2014
and December 31, 2013, respectively)	20,240	18,101
LHFS at fair value	1,423	1,222
Loans and leases ($654 and $2,035 covered by FDIC loss share at December 31,
2014 and December 31, 2013, respectively)	119,884	115,917
ALLL	(1,474)	(1,732)
Loans and leases, net of ALLL	118,410	114,185

Premises and equipment	1,827	1,869
Goodwill	6,869	6,814
Core deposit and other intangible assets	505	569
Residential MSRs at fair value	844	1,047
Other assets ($38 and $163 of foreclosed property and other assets covered by FDIC
loss share at December 31, 2014 and December 31, 2013, respectively)	13,090	14,512
Total assets	$186,814	$183,010

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$38,786	$34,972
Interest-bearing deposits	90,254	92,503
Total deposits	129,040	127,475

Short-term borrowings	3,717	4,138
Long-term debt	23,312	21,493
Accounts payable and other liabilities	6,319	7,095
Total liabilities	162,388	160,201

Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $5 par, liquidation preference of $25,000 per share	2,603	2,603
Common stock, $5 par	3,603	3,533
Additional paid-in capital	6,517	6,172
Retained earnings	12,366	11,044
AOCI, net of deferred income taxes	(751)	(593)
Noncontrolling interests	88	50
Total shareholders’ equity	24,426	22,809
Total liabilities and shareholders’ equity	$186,814	$183,010

Common shares outstanding	720,698	706,620
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	107	107
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data, shares in thousands)

	Year Ended December 31,
	2014	2013	2012
Interest Income
Interest and fees on loans and leases	$5,163	$5,603	$5,980
Interest and dividends on securities	939	871	907
Interest on other earning assets	40	33	30
Total interest income	6,142	6,507	6,917
Interest Expense
Interest on deposits	239	301	429
Interest on short-term borrowings	4	6	7
Interest on long-term debt	525	584	624
Total interest expense	768	891	1,060
Net Interest Income	5,374	5,616	5,857
Provision for credit losses	251	592	1,057
Net Interest Income After Provision for Credit Losses	5,123	5,024	4,800
Noninterest Income
Insurance income	1,643	1,517	1,359
Service charges on deposits	600	584	566
Mortgage banking income	395	565	840
Investment banking and brokerage fees and commissions	387	383	365
Bankcard fees and merchant discounts	269	256	236
Trust and investment advisory revenues	221	200	184
Checkcard fees	203	199	185
Income from bank-owned life insurance	110	113	116
FDIC loss share income, net	(343)	(293)	(318)
Other income	302	362	299
Securities gains (losses), net
Gross realized gains	7	57	1
Gross realized losses	(4)	(6)	(4)
OTTI charges	(23)	―	(5)
Non-credit portion recognized in OCI	17	―	(4)
Total securities gains (losses), net	(3)	51	(12)
Total noninterest income	3,784	3,937	3,820
Noninterest Expense
Personnel expense	3,180	3,293	3,125
Occupancy and equipment expense	682	692	650
Loan-related expense	342	255	283
Software expense	174	158	138
Professional services	139	189	156
Outside IT services	115	89	58
Regulatory charges	106	143	159
Amortization of intangibles	91	106	110
Foreclosed property expense	40	55	266
Merger-related and restructuring charges, net	46	46	68
Loss on early extinguishment of debt	122	―	2
Other expense	884	811	813
Total noninterest expense	5,921	5,837	5,828
Earnings
Income before income taxes	2,986	3,124	2,792
Provision for income taxes	760	1,395	764
Net income	2,226	1,729	2,028
Noncontrolling interests	75	50	49
Dividends on preferred stock	148	117	63
Net income available to common shareholders	$2,003	$1,562	$1,916
EPS
Basic	$2.79	$2.22	$2.74
Diluted	$2.75	$2.19	$2.70
Cash dividends declared	$0.95	$0.92	$0.80
Weighted Average Shares Outstanding
Basic	718,140	703,042	698,739
Diluted	728,372	714,363	708,877

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	Year Ended December 31,
	2014	2013	2012
Net Income	$2,226	$1,729	$2,028
OCI, Net of Tax:
Change in unrecognized pension and postretirement amounts	(323)	411	(111)
Change in unrecognized gains (losses) on cash flow hedges	(56)	175	(14)
Unrealized net holding gains (losses) on AFS securities	194	(640)	327
Change in amounts attributable to the FDIC under loss share agreements	28	21	(61)
Other, net	(1)	(1)	13
Total OCI	(158)	(34)	154
Total comprehensive income	$2,068	$1,695	$2,182

Income Tax Effect of Items Included in OCI:
Change in unrecognized pension and postretirement amounts	$(192)	$252	$(70)
Change in unrecognized gains (losses) on cash flow hedges	(34)	106	(9)
Unrealized net holding gains (losses) on AFS securities	117	(384)	200
Change in amounts attributable to the FDIC under loss share agreements	17	14	(38)
Other, net	2	2	6

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in millions, shares in thousands)

	Shares of Common Stock	Preferred Stock		Common Stock	Additional Paid-In Capital	Retained Earnings	AOCI	Noncontrolling Interests	Total Shareholders' Equity
Balance, January 1, 2012	697,143	$	―	$3,486	$5,873	$8,772	$(713)	$62	$17,480
Add (Deduct):
Net income	―		―	―	―	1,979	―	49	2,028
Net change in AOCI	―		―	―	―	―	154	―	154
Stock transactions:
Issued in purchase acquisitions	28		―	―	1	―	―	―	1
Issued in connection with equity awards	3,147		―	16	17	―	―	―	33
Shares repurchased in connection
with equity awards	(590)		―	(3)	(15)	―	―	―	(18)
Issued in connection with preferred stock
offerings	―		2,116	―	―	―	―	―	2,116
Cash dividends declared on common stock	―		―	―	―	(559)	―	―	(559)
Cash dividends declared on preferred stock	―		―	―	―	(63)	―	―	(63)
Equity-based compensation expense	―		―	―	97	―	―	―	97
Other, net	―		―	―	―	―	―	(46)	(46)
Balance, December 31, 2012	699,728		$2,116	$3,499	$5,973	$10,129	$(559)	$65	$21,223
Add (Deduct):
Net income	―		―	―	―	1,679	―	50	1,729
Net change in AOCI	―		―	―	―	―	(34)	―	(34)
Stock transactions:
Issued in connection with equity awards	6,257		―	31	74	―	―	―	105
Shares repurchased in connection
with equity awards	(879)		―	(4)	(23)	―	―	―	(27)
Issued in connection with dividend
reinvestment plan	656		―	3	19	―	―	―	22
Issued in connection with 401(k) plan	858		―	4	25	―	―	―	29
Issued in connection with preferred stock
offerings	―		487	―	―	―	―	―	487
Cash dividends declared on common stock	―		―	―	―	(647)	―	―	(647)
Cash dividends declared on preferred stock	―		―	―	―	(117)	―	―	(117)
Equity-based compensation expense	―		―	―	96	―	―	―	96
Other, net	―		―	―	8	―	―	(65)	(57)
Balance, December 31, 2013	706,620		$2,603	$3,533	$6,172	$11,044	$(593)	$50	$22,809
Add (Deduct):
Net income	―		―	―	―	2,151	―	75	2,226
Net change in AOCI	―		―	―	―	―	(158)	―	(158)
Stock transactions:
Issued in connection with equity awards	15,321		―	76	233	―	―	―	309
Shares repurchased in connection
with equity awards	(2,287)		―	(11)	(74)	―	―	―	(85)
Excess tax benefits in connection
with equity awards	―		―	―	49	―	―	―	49
Issued in connection with dividend
reinvestment plan	391		―	2	13	―	―	―	15
Issued in connection with 401(k) plan	653		―	3	22	―	―	―	25
Cash dividends declared on common stock	―		―	―	―	(681)	―	―	(681)
Cash dividends declared on preferred stock	―		―	―	―	(148)	―	―	(148)
Equity-based compensation expense	―		―	―	102	―	―	―	102
Other, net	―		―	―	―	―	―	(37)	(37)
Balance, December 31, 2014	720,698		$2,603	$3,603	$6,517	$12,366	$(751)	$88	$24,426

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Year Ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities:
Net income	$2,226	$1,729	$2,028
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	251	592	1,057
Adjustment to income tax provision	(39)	516	―
Depreciation	333	315	281
Amortization of intangibles	91	106	110
Deferred tax expense	127	288	419
Equity-based compensation	102	96	97
(Gain) loss on securities, net	3	(51)	12
Net write-downs/losses on foreclosed property	22	28	168
Net change in operating assets and liabilities:
LHFS	(201)	2,445	(433)
Other assets	280	92	(210)
Accounts payable and other liabilities	(4)	(812)	346
Other, net	67	(5)	(161)
Net cash from operating activities	3,258	5,339	3,714

Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	1,309	2,209	303
Proceeds from maturities, calls and paydowns of AFS securities	3,915	6,214	4,396
Purchases of AFS securities	(3,685)	(6,463)	(7,026)
Proceeds from maturities, calls and paydowns of HTM securities	1,866	2,863	5,536
Purchases of HTM securities	(4,030)	(7,399)	(5,055)
Originations and purchases of loans and leases, net of principal collected	(5,041)	(3,077)	(6,651)
Net cash from divestitures	―	522	―
Net cash from business combinations	1,025	(6)	675
Proceeds from sales of foreclosed property	239	394	799
Other, net	339	503	(24)
Net cash from investing activities	(4,063)	(4,240)	(7,047)

Cash Flows From Financing Activities:
Net change in deposits	337	(5,600)	4,676
Net change in short-term borrowings	(421)	1,274	(702)
Proceeds from issuance of long-term debt	5,510	4,164	2,327
Repayment of long-term debt	(3,912)	(1,634)	(5,112)
Net proceeds from preferred stock issued	―	487	2,116
Cash dividends paid on common stock	(666)	(765)	(531)
Cash dividends paid on preferred stock	(148)	(147)	(33)
Other, net	265	248	55
Net cash from financing activities	965	(1,973)	2,796
Net Change in Cash and Cash Equivalents	160	(874)	(537)
Cash and Cash Equivalents at Beginning of Period	2,165	3,039	3,576
Cash and Cash Equivalents at End of Period	$2,325	$2,165	$3,039

Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the period for:
Interest	$765	$918	$1,120
Income taxes	322	677	347
Noncash investing and financing activities:
Transfers of loans to foreclosed assets	547	609	770
Transfers of loans held for investment to LHFS	684	―	―

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

Nature of Operations

BB&T is a FHC organized under the laws of North Carolina. BB&T conducts operations through a bank subsidiary, Branch Bank, and nonbank subsidiaries. Branch Bank has offices in North Carolina, Virginia, Florida, Georgia, South Carolina, Maryland, West Virginia, Kentucky, Alabama, Texas, Tennessee, Washington DC and Indiana. BB&T provides a wide range of banking services to individuals, businesses and municipalities. BB&T offers a variety of loans and lease financing to individuals and entities primarily within BB&T’s geographic footprint, including insurance premium financing; permanent CRE financing arrangements; loan servicing for third-party investors; direct consumer finance loans to individuals; credit card lending; automobile financing; factoring and equipment financing. BB&T also markets a wide range of other services, including deposits; discount and full service brokerage, annuities and mutual funds; life insurance, property and casualty insurance, health insurance and commercial general liability insurance on an agency basis and through a wholesale insurance brokerage operation; trust and retirement services; comprehensive wealth advisory services; asset management and capital markets services.

Principles of Consolidation

The consolidated financial statements include the accounts of BB&T Corporation and those subsidiaries that are majority owned by BB&T or over which BB&T exercises control. Intercompany accounts and transactions are eliminated in consolidation. The results of operations of companies or assets acquired are included from the dates of acquisition. All material wholly-owned and majority-owned subsidiaries are consolidated unless GAAP requires otherwise.

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

Investments in VIEs are evaluated to determine if BB&T is the primary beneficiary. This evaluation gives appropriate consideration to the design of the entity and the variability that the entity was designed to pass along, the relative power of each party, and to BB&T’s relative obligation to absorb losses or receive residual returns of the entity, in relation to such obligations and rights held by each party. BB&T holds a variable interest in its Tender Option Bond program trusts, which allow for tax-advantaged financing of certain debt instruments issued by tax-exempt entities. As of December 31, 2014, BB&T was considered the primary beneficiary of the Tender Option Bond program trusts, resulting in the consolidation of approximately $1.9 billion of assets and $1.7 billion of liabilities. BB&T also has variable interests in certain entities that were not required to be consolidated, including affordable housing partnership interests, historic tax credit partnerships and other partnership interests. Refer to Note 15 “Commitments and Contingencies” for additional disclosures regarding BB&T’s significant VIEs.

BB&T accounts for unconsolidated partnerships and similar investments using the equity method of accounting. BB&T records its portion of income or loss in other noninterest income in the Consolidated Statements of Income. These investments are periodically evaluated for impairment. BB&T also has investments in, and future funding commitments to, private equity investments, which are accounted for based on BB&T’s ownership and control rights specific to each investment.

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

Business Combinations

BB&T accounts for business combinations using the acquisition method of accounting. The accounts of an acquired entity are included as of the date of acquisition, and any excess of purchase price over the fair value of the net assets acquired is capitalized as goodwill.

BB&T typically issues common stock and/or pays cash for an acquisition, depending on the terms of the acquisition agreement. The value of common shares issued is determined based on the market price of the stock as of the closing of the acquisition.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks and Federal funds sold and securities purchased under resale agreements or similar arrangements. Cash and cash equivalents have maturities of three months or less. Accordingly, the carrying amount of such instruments is considered a reasonable estimate of fair value.

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

BB&T sells a significant portion of its fixed-rate commercial and conforming residential mortgage loan originations, which are typically converted into MBS by FHLMC, FNMA and GNMA and subsequently sold to other third party investors. BB&T records these transactions as a sale when the transferred loans are legally isolated from BB&T’s creditors and the other accounting criteria for a sale are met. Gains or losses recorded on these transactions are based in part on the net carrying amount of the loans sold, which is allocated between the loans sold and retained interests based on their relative fair values at the date of sale. BB&T generally retains the mortgage servicing on loans sold. Since quoted market prices are not typically available, BB&T estimates the fair value of these retained interests using modeling techniques to determine the net present value of expected future cash flows. Such models incorporate management’s best estimates of key variables, such as prepayment speeds, servicing costs and discount rates, that would be used by market participants based on the risks involved.

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

Acquired loans are evaluated upon acquisition and classified as either purchased impaired or purchased non-impaired. Purchased impaired loans reflect credit deterioration since origination such that it is probable at acquisition that BB&T will be unable to collect all contractually required payments. For purchased impaired loans, expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows is reasonably estimable. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are recognized prospectively as interest income. Decreases in expected cash flows due to credit deterioration are recognized by recording an ALLL. For purchased non-impaired loans, the difference between the fair value and UPB of the loan at the acquisition date is amortized or accreted to interest income over the estimated life of the loans using a method that approximates the interest method.

TDRs

Modifications to a borrower’s debt agreement are considered TDRs if a concession is granted for economic or legal reasons related to a borrower’s financial difficulties that otherwise would not be considered. TDRs are undertaken in order to improve the likelihood of recovery on the loan and may take the form of modifications made with the stated interest rate lower than the current market rate for new debt with similar risk, other modifications to the structure of the loan that fall outside of normal underwriting policies and procedures, or in certain limited circumstances forgiveness of principal or interest. Modifications of loans acquired from the FDIC that are part of a pool accounted for as a single asset are not considered TDRs. TDRs can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accruing status, depending on the individual facts and circumstances of the borrower. In circumstances where the TDR involves charging off a portion of the loan balance, BB&T typically classifies these TDRs as nonaccrual.

In connection with commercial TDRs, the decision to maintain a loan that has been restructured on accrual status is based on a current, well documented credit evaluation of the borrower’s financial condition and prospects for repayment under the modified terms. This evaluation includes consideration of the borrower’s current capacity to pay, which among other things may include a review of the borrower’s current financial statements, an analysis of cash flow available to pay debt obligations, and an evaluation of secondary sources of payment from the client and any guarantors. This evaluation also includes an evaluation of the borrower’s current willingness to pay, which may include a review of past payment history, an evaluation of the borrower’s willingness to provide information on a timely basis, and consideration of offers from the borrower to provide additional collateral or guarantor support. The credit evaluation may also include review of cash flow projections, consideration of the adequacy of collateral to cover all principal and interest and trends indicating improving profitability and collectability of receivables.

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

TDR classification may be removed for a loan upon the occurrence of a non-concessionary subsequent modification that is at market terms and within current underwriting guidelines.

NPAs

NPAs include NPLs and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of customers’ loan defaults. BB&T’s policies for placing loans on nonaccrual status conform to guidelines prescribed by bank regulatory authorities. The majority of commercial loans and leases are placed on nonaccrual status when it is probable that principal or interest is not fully collectible, or generally when principal or interest becomes 90 days past due, whichever occurs first. Other lending subsidiaries’ loans, which includes both consumer and commercial loans, are placed on nonaccrual status generally when principal and interest becomes 90 days past due. Direct retail, mortgage and sales finance loans are placed on nonaccrual status at varying intervals, based on the type of product, generally when principal and interest becomes between 90 days and 180 days past due. Loans acquired from the FDIC are considered to be performing due to the application of the expected cash flows method.

Residential mortgage NPLs secured by 1-4 family properties are generally charged down to the fair value of the collateral securing the loan less costs to sell upon becoming 180 days past due, unless the shortfall is covered by private mortgage insurance. Nonperforming residential mortgage TDRs generally incur charge-offs at 120 days. If a known loss is identified prior to these time periods, the applicable charge-off occurs immediately. BB&T recognizes charge-offs on government guaranteed NPLs to the extent that the carrying value of the NPL exceeds the guaranteed amount.

Charge-offs are recorded on revolving credit loans after they become 180 days past due and commercial bank card balances after they become 90 days past due. Unpaid fees and finance charges are reversed against interest income in period in which the charge-off occurs. Other retail loans not secured by 1-4 family properties are charged down to the fair value of the collateral securing the loan less costs to sell upon becoming between 90 and 120 days past due, depending on the type of loan.

Secured consumer loans discharged through bankruptcy are charged down to the fair value of the related collateral, and the remaining balance is placed on nonaccrual status.

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

ACL

The ACL includes the ALLL and the RUFC. The ACL represents management’s best estimate of probable credit losses inherent in the loan and lease portfolios and off-balance sheet lending commitments at the balance sheet date. Estimates for loan and lease losses are determined by analyzing historical loan and lease losses, historical loan and lease migration to charge-off experience, current trends in delinquencies and charge-offs, expected cash flows on purchased loans, current assessment of problem loans and leases, the results of regulatory examinations and changes in the size, composition and risk assessment of the loan and lease portfolio. As part of this process, BB&T develops a series of loss estimate factors, which are modeled projections of the frequency, timing and severity of losses. Changes to the ACL are made by charges to the provision for credit losses, which is reflected in the Consolidated Statements of Income. Loan or lease balances deemed to be uncollectible are charged off against the ALLL. Recoveries of amounts previously charged off are credited to the ALLL. The methodology used to determine the RUFC is inherently similar to that used to determine the collectively evaluated component of the ALLL, adjusted for factors specific to binding commitments, including the probability of funding and exposure at default. While management uses the best information available to establish the ACL, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in computing the ACL or, if required by regulators based upon information available to them at the time of their examinations.

Accounting standards require the presentation of certain disclosure information at the portfolio segment level, which represents the level at which an entity develops and documents a systematic methodology to determine its ACL. BB&T concluded that its loan and lease portfolio consists of three portfolio segments; commercial, retail and acquired from FDIC. The commercial portfolio segment includes CRE, commercial and industrial and other loans originated by certain other lending subsidiaries, and was identified based on the risk-based approach used to estimate the ALLL for the vast majority of these loans. The retail portfolio segment includes direct retail lending, revolving credit, residential mortgage, sales finance and other loans originated by certain retail-oriented subsidiaries, and was identified based on the delinquency-based approach used to estimate the ALLL. The acquired from FDIC portfolio segment was identified based on the expected cash flows approach used to estimate the ALLL.

A portion of the ALLL may not be allocated to any specific category of loans. Any unallocated portion of the ALLL reflects management’s best estimate of the elements of imprecision and estimation risk inherent in the calculation of the overall ALLL. During 2013, BB&T incorporated these elements into the ALLL determination for each loan category such that there is not an unallocated ALLL as of December 31, 2014 or 2013.

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

During 2013 and 2012, BB&T reviewed all commercial lending relationships with outstanding debt of $5 million or more that were classified as substandard. During the first quarter of 2014, this process was revised such that any obligor with an outstanding nonaccrual balance of $3 million or more is reviewed. While this review is largely focused on the borrower’s ability to repay the loan, BB&T also considers the capacity and willingness of a loan’s guarantors to support the debt service on the loan as a secondary source of repayment. When a guarantor exhibits the documented capacity and willingness to support the loan, BB&T may consider extending the loan maturity and/or temporarily deferring principal payments if the ultimate collection of both principal and interest is not in question. In these cases, BB&T may not deem the loan to be impaired due to the documented capacity and willingness of the guarantor to repay the loan. Loans are considered impaired when the borrower (or guarantor in certain circumstances) does not have the cash flow capacity or willingness to service the debt according to contractual terms, or it does not appear reasonable to assume that the borrower will continue to pay according to the contractual agreement. BB&T establishes a specific reserve for each loan that has been deemed impaired based on the criteria outlined above. The amount of the reserve is based on the present value of expected cash flows discounted at the loan’s effective interest rate and/or the value of collateral, net of costs to sell. In addition, beginning with the first quarter of 2014, BB&T reviews any collateral-dependent commercial loan balances between $1 million and $3 million to establish a specific reserve based on the underlying collateral value.

BB&T also has a review process related to TDRs and other impaired loans that are in commercial lending relationships with outstanding debt of less than $1 million at the balance sheet date. In connection with this process, BB&T establishes reserves related to these loans that are calculated using an expected cash flow approach. These discounted cash flow analyses incorporate adjustments to future cash flows that reflect management’s best estimate of the default risk related to TDRs based on a combination of historical experience and management judgment.

BB&T also maintains reserves for collective impairment that reflect an estimate of losses related to non-impaired commercial loans as of the balance sheet date. Embedded loss estimates for BB&T’s commercial loan portfolio are based on estimated migration rates, which are based on historical experience, and current risk mix as indicated by the risk grading process described above. Embedded loss estimates may be adjusted to reflect current economic conditions and current portfolio trends including credit quality, concentrations, aging of the portfolio, and significant policy and underwriting changes.

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

Acquired Loans

Purchased impaired loans and all loans acquired in an FDIC-assisted transaction are typically aggregated into loan pools based upon common risk characteristics. The ALLL for each loan pool is based on an analysis that is performed each period to estimate the expected cash flows. To the extent that the expected cash flows of a loan pool have decreased due to credit deterioration, BB&T establishes an ALLL. For non-FDIC assisted purchased non-impaired loans, BB&T uses an approach consistent with that described above for originated loans and leases.

Assets Acquired from the FDIC and Related FDIC Loss Share Receivable/Payable

Assets labeled “acquired from FDIC” include certain loans, securities and other assets that were acquired from the FDIC in conjunction with the Colonial transaction and are subject to one of the loss sharing agreements. The loss sharing agreement applicable to single family residential mortgage loans and related foreclosed property expires in 2019 and provides for loss and recovery sharing with the FDIC during its term. Assets subject to the single family loss sharing agreement are referred to as “covered” assets. Effective October 1, 2014, the loss sharing provisions applicable to commercial loans, securities and other covered assets expired; however, Branch Bank must reimburse the FDIC for realized gains and recoveries through September 2017. Refer to Note 3 “Securities” and Note 4 “Loans and ACL” for additional information. The FDIC loss share receivable includes amounts related to net reimbursements expected to be received from the FDIC and is included in Other assets on the Consolidated Balance Sheets. The recognized amounts related to expected future payments to the FDIC, including any amounts resulting from the aggregate loss calculation, are included in Accounts payable and other liabilities.

The FDIC’s obligation to reimburse Branch Bank with respect to loss sharing agreements began with the first dollar of loss incurred by BB&T on the covered assets. Covered assets, excluding certain non-agency MBS, are subject to a stated threshold of $5 billion that provides for the FDIC to reimburse Branch Bank for (1) 80% of cumulative net losses incurred up to $5 billion and (2) 95% of net losses in excess of $5 billion. Gains and recoveries on covered assets will offset losses, or be paid to the FDIC, at the applicable loss share percentage in effect at the time of gain/recovery. Losses and gains on certain non-agency MBS are to be shared with the FDIC at 95% of such losses/gains. At the conclusion of the loss share period in 2019, should actual aggregate losses, excluding securities, be less than an amount determined in accordance with these agreements, BB&T will pay the FDIC a portion of the difference.

The income statement effect of the changes in the FDIC loss share receivable/payable includes the accretion due to discounting and changes in expected net reimbursements. Decreases in expected net reimbursements, including the amounts expected to be paid to the FDIC as a result of the aggregate loss calculation, are recognized in income prospectively over the term of the loss share agreements consistent with the approach taken to recognize increases in cash flows on acquired loans. Increases in expected reimbursements are recognized in income in the same period that the provision for credit losses for the related loans is recognized. Subsequent to the recognition of ALLL related to specific assets, any decrease in expected net reimbursement would be recognized in income in the same period that the provision for loan losses for the related loans is released.

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

Income Taxes

Deferred income taxes have been provided when different accounting methods have been used in determining income for income tax purposes and for financial reporting purposes. Deferred tax assets and liabilities are recognized based on future tax consequences attributable to differences between the financial statement carrying values of assets and liabilities and their tax bases. In the event of changes in the tax laws, deferred tax assets and liabilities are adjusted in the period of the enactment of those changes, with the cumulative effects included in the current year’s income tax provision. Net deferred tax liabilities are included in accounts payable and other liabilities in the Consolidated Balance Sheets.

Interest and penalties related to income taxes are recognized as a component of the provision for income taxes in the Consolidated Statements of Income.

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

BB&T uses the long-haul method to assess hedge effectiveness. BB&T documents, both at inception and over the life of the hedge, at least quarterly, its analysis of actual and expected hedge effectiveness. This analysis includes techniques such as regression analysis and hypothetical derivatives to demonstrate that the hedge has been, and is expected to be, highly effective in off-setting corresponding changes in the fair value or cash flows of the hedged item. For cash flow hedges involving interest rate caps and collars, this analysis also includes consideration of whether critical terms match, the strike price of the hedging option matches the specified level beyond (or within) which the entity’s exposure is being hedged, the hedging instrument’s inflows (outflows) at its maturity date completely offset the change in the hedged transaction’s cash flows for the risk being hedged and the hedging instrument can be exercised only on its contractual maturity date. For a qualifying fair value hedge, changes in the value of the derivatives that have been highly effective as hedges are recognized in current period earnings along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged. For a qualifying cash flow hedge, changes in the fair value of the derivatives that have been highly effective are recognized in OCI until the related cash flows from the hedged item are recognized in earnings. For qualifying cash flow hedges involving interest rate caps and collars, the initial fair value of the premium paid is allocated and recognized in the same future period that the hedged forecasted transaction impacts earnings.

For either fair value hedges or cash flow hedges, ineffectiveness may be recognized to the extent that changes in the value of the derivative instruments do not perfectly offset changes in the value of the hedged items. If the hedge ceases to be highly effective, BB&T discontinues hedge accounting and recognizes the changes in fair value in current period earnings. If a derivative that qualifies as a fair value or cash flow hedge is terminated or the designation removed, the realized or then unrealized gain or loss is recognized in income over the life of the hedged item (fair value hedge) or in the period in which the hedged item affects earnings (cash flow hedge). Immediate recognition in earnings is required upon sale or extinguishment of the hedged item (fair value hedge) or if it is probable that the hedged cash flows will not occur (cash flow hedge).

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

Credit risk resulting from derivatives arises when amounts receivable from a counterparty exceed those payable to the same counterparty. The risk of loss with respect to over-the-counter derivatives, eligible margin loans and repurchase-style transactions is addressed by subjecting counterparties to a credit review and approval process similar to the process in making loans or other extensions of credit and/or by requiring collateral.

Derivative dealer counterparties operate under agreements to provide cash and/or highly liquid securities on a daily basis for unsecured credit exposure beyond negotiated limits, while client derivatives that are associated with loans are cross-collateralized with the loan.

BB&T only transacts with dealer counterparties that are national market makers with strong credit standings and requires liquid collateral to secure credit exposure. Due to these factors, the fair value of derivatives with dealer counterparties is primarily based on the interest rate mark of each trade. The fair value of interest rate derivatives with clients includes a credit valuation adjustment.

Collateral obtained to secure margin loans includes equities, corporate and municipal securities, and repurchase-style transactions are generally secured by government and agency securities. The value of collateral for margin loans and repurchase-style transactions is monitored daily with settlement required when changes in value exceed established limits by counterparty. Due to the liquid nature of collateral, the frequency of transactions and collateral monitoring, a reserve for credit loss is established only when a risk of loss is identified.

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

MSRs

BB&T has two primary classes of MSRs for which it separately manages the economic risks: residential and commercial. Residential MSRs are recorded on the Consolidated Balance Sheets primarily at fair value with changes in fair value recorded as a component of mortgage banking income. Various derivative instruments are used to mitigate the income statement effect of changes in fair value due to changes in valuation inputs and assumptions of the residential MSRs. Commercial MSRs are recorded as other assets on the Consolidated Balance Sheets at the lower of cost or market and are amortized in proportion to, and over the estimated period, that net servicing income is expected to be received based on projections of the amount and timing of estimated future net cash flows. The amount and timing of estimated future net cash flows are updated based on actual results and updated projections. BB&T periodically evaluates its commercial MSRs for impairment.

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

Segments

Segment results are presented based on internal management accounting policies that were designed to support BB&T’s strategic objectives. The Other, Treasury and Corporate segment includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure. Refer to Note 21 “Operating Segments” for additional disclosures regarding BB&T’s segments.

Changes in Accounting Principles and Effects of New Accounting Pronouncements

In February 2015, the FASB issued new guidance related to Consolidation. The new guidance provides an additional requirement for a limited partnership or similar entity to qualify as a voting interest entity and also amends the criteria for consolidating such an entity. In addition, the new guidance amends the criteria for evaluating fees paid to a decision maker or service provider as a variable interest and amends the criteria for evaluating the effect of fee arrangements and related parties on a VIE primary beneficiary determination. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

In August 2014, the FASB issued new guidance related to Receivables. The new guidance requires that a government guaranteed mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. This guidance is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of this guidance is not expected to be material to the consolidated financial statements.

In June 2014, the FASB issued new guidance related to Repurchase-to-Maturity Transactions and Repurchase Financings. The new guidance changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting. The guidance also requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. This guidance is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of this guidance is not expected to be material to the consolidated financial statements.

In May 2014, the FASB issued new guidance related to Revenue from Contracts with Customers. This guidance supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Accounting Standards Codification. The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

In January 2014, the FASB issued new guidance related to Investments in Qualified Affordable Housing Projects. The new guidance allows an entity, provided certain criteria are met, to elect the proportional amortization method to account for these investments. The proportional amortization method allows an entity to amortize the initial cost of the investment in proportion to the amount of tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of the provision for income taxes. This guidance is effective for interim and annual reporting periods beginning after December 15, 2014. See Note 15 “Commitments and Contingencies” for the estimated impact of the adoption of this guidance.

Effective January 1, 2014, the Company adopted new guidance related to Troubled Debt Restructurings. The new guidance clarifies the timing of when an in substance repossession or foreclosure of collateralized residential real property is deemed to have occurred and also requires disclosure of the amount of foreclosed residential real estate property and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The adoption of this guidance was not material to the consolidated financial statements.

Effective January 1, 2014, the Company adopted new guidance related to Investment Companies. The new guidance amends the criteria for an entity to qualify as an investment company and requires an investment company to measure all of its investments at fair value. The adoption of this guidance was not material to the consolidated financial statements.

NOTE 2. Business Combinations

During 2014, BB&T purchased 21 bank branches in Texas from Citigroup, Inc., resulting in the acquisition of $1.2 billion in deposits, $112 million in loans and $1.1 billion in cash and other assets. Goodwill of $29 million and CDI of $20 million were recognized in connection with the transaction.

During 2012, BB&T completed the acquisition of Fort Lauderdale, Florida-based BankAtlantic. BB&T acquired approximately $1.7 billion in loans and assumed approximately $3.5 billion in deposits.

BB&T has reached agreements to acquire Susquehanna Bancshares, Inc., The Bank of Kentucky Financial Corporation and additional retail branches in Texas.

NOTE 3. Securities

	Amortized	Gross Unrealized		Fair
December 31, 2014	Cost	Gains	Losses	Value

	(Dollars in millions)
AFS securities:
U.S. Treasury	$1,230	$1	$—	$1,231
MBS issued by GSE	16,358	93	297	16,154
States and political subdivisions	1,913	120	59	1,974
Non-agency MBS	232	32	—	264
Other	41	—	—	41
Securities acquired from FDIC	886	357	—	1,243
Total AFS securities	$20,660	$603	$356	$20,907

HTM securities:
U.S. Treasury	$1,096	$23	$—	$1,119
GSE	5,394	17	108	5,303
MBS issued by GSE	13,120	137	12	13,245
States and political subdivisions	22	2	—	24
Other	608	14	—	622
Total HTM securities	$20,240	$193	$120	$20,313

	Amortized	Gross Unrealized		Fair
December 31, 2013	Cost	Gains	Losses	Value

	(Dollars in millions)
AFS securities:
U.S. Treasury	$595	$—	$—	$595
MBS issued by GSE	18,397	78	546	17,929
States and political subdivisions	1,877	65	91	1,851
Non-agency MBS	264	27	—	291
Other	46	—	1	45
Securities acquired from FDIC	989	404	—	1,393
Total AFS securities	$22,168	$574	$638	$22,104

HTM securities:
U.S. Treasury	$392	$—	$8	$384
GSE	5,603	2	397	5,208
MBS issued by GSE	11,636	38	220	11,454
States and political subdivisions	33	2	—	35
Other	437	12	—	449
Total HTM securities	$18,101	$54	$625	$17,530

The fair value of securities acquired from the FDIC included non-agency MBS of $931 million and $1.1 billion as of December 31, 2014 and December 31, 2013, respectively, and state and political subdivision securities of $312 million and $314 million as of December 31, 2014 and December 31, 2013. Effective October 1, 2014, securities subject to the commercial loss sharing agreement with the FDIC related to the Colonial acquisition were no longer covered by loss sharing; however, any gains on the sale of these securities through September 30, 2017 would be shared with the FDIC. Since these securities are in a significant unrealized gain position, they continue to be effectively covered as any declines in the unrealized gains of the securities down to a contractually specified amount would reduce the liability to the FDIC at the applicable percentage. The contractually-specified amount is the acquisition date fair value less any paydowns, redemptions or maturities and OTTI and totaled approximately $626 million at December 31, 2014. Any further declines below the contractually-specified amount would not be covered.

Certain investments in marketable debt securities and MBS issued by FNMA and FHLMC exceeded ten percent of shareholders’ equity at December 31, 2014. The FNMA investments had total amortized cost and fair value of $12.5 billion and $12.3 billion, respectively. The FHLMC investments had total amortized cost and fair value of $5.5 billion.

The following table reflects changes in credit losses on securities with OTTI (excluding securities acquired from the FDIC) where a portion of the unrealized loss was recognized in OCI.

	Year Ended December 31,
	2014	2013	2012

	(Dollars in millions)
Balance at beginning of period	$78	$98	$130
Credit losses on securities without previous OTTI	6	―	―
Credit losses on securities for which OTTI was previously recognized	―	―	5
Reductions for securities sold/settled during the period	(17)	(20)	(37)
Credit recoveries through yield	(3)	―	―
Balance at end of period	$64	$78	$98

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected life of MBS may differ from contractual maturities because borrowers have the right to prepay the underlying mortgage loans with or without prepayment penalties.

	AFS		HTM
	Amortized	Fair	Amortized	Fair
December 31, 2014	Cost	Value	Cost	Value

	(Dollars in millions)
Due in one year or less	$612	$612	$ ―	$ ―
Due after one year through five years	828	839	750	734
Due after five years through ten years	583	611	6,007	5,960
Due after ten years	18,637	18,845	13,483	13,619
Total debt securities	$20,660	$20,907	$20,240	$20,313

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2014	Value	Losses	Value	Losses	Value	Losses

	(Dollars in millions)
AFS securities:
MBS issued by GSE	$2,285	$19	$6,878	$278	$9,163	$297
States and political subdivisions	13	—	449	59	462	59
Total	$2,298	$19	$7,327	$337	$9,625	$356

HTM securities:
GSE	$896	$5	$3,968	$103	$4,864	$108
MBS issued by GSE	1,329	5	800	7	2,129	12
Total	$2,225	$10	$4,768	$110	$6,993	$120

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2013	Value	Losses	Value	Losses	Value	Losses

	(Dollars in millions)
AFS securities:
MBS issued by GSE	$10,259	$406	$1,935	$140	$12,194	$546
States and political subdivisions	232	8	441	83	673	91
Securities acquired from FDIC	34	1	―	―	34	1
Total	$10,525	$415	$2,376	$223	$12,901	$638

HTM securities:
U.S. Treasury	$384	$8	$ ―	$ ―	$384	$8
GSE	4,996	397	―	―	4,996	397
MBS issued by GSE	8,800	219	48	1	8,848	220
Total	$14,180	$624	$48	$1	$14,228	$625

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

Cash flow modeling is used to evaluate non-agency MBS in an unrealized loss position for potential credit impairment. These models give consideration to long-term macroeconomic factors applied to current security default rates, prepayment rates and recovery rates and security-level performance. At December 31, 2014, one non-agency MBS had an immaterial amount of other than temporary credit impairment.

At December 31, 2014, $55 million of the unrealized loss on municipal securities was the result of fair value hedge basis adjustments that are a component of amortized cost. Municipal securities in an unrealized loss position are evaluated for credit impairment through a qualitative analysis of issuer performance and the primary source of repayment. At December 31, 2014, the evaluation of municipal securities indicated one municipal security had an immaterial amount of other than temporary credit impairment.

NOTE 4. Loans and ACL

During the first quarter of 2014, approximately $8.3 billion of nonguaranteed, closed-end, first and second lien position residential mortgage loans, along with the related allowance, were transferred from direct retail lending to residential mortgage to facilitate compliance with a series of new rules related to mortgage servicing associated with first and second lien position mortgages collateralized by real estate.

During the first quarter of 2014, the CRE loan categories were realigned into CRE – income producing properties and CRE – construction and development in order to better reflect the nature of the underlying loans. Prior period data has been reclassified to conform to this new presentation.

During the third quarter of 2014, approximately $550 million of loans, which were primarily performing residential mortgage TDRs, with a related ALLL of $57 million were sold for a gain of $42 million. During the fourth quarter of 2014, approximately $140 million of loans, which were primarily residential mortgage NPLs, with a related ALLL of $19 million were sold for a gain of $24 million. Both gains were recognized as reductions to the provision for credit losses.

Effective October 1, 2014, loans subject to the commercial loss sharing agreement with the FDIC related to the Colonial acquisition were no longer covered by loss sharing. At December 31, 2014, these loans had a carrying value of $561 million, a UPB of $836 million and an allowance of $38 million and are included in acquired from FDIC loans. Loans totaling $654 million at December 31, 2014 continue to be covered by loss sharing and are included in the acquired from FDIC balance.

During 2013, BB&T sold a consumer lending subsidiary with approximately $500 million in loans and $27 million of related ALLL. In addition, approximately $230 million of loans, with $38 million of related ALLL, was transferred from retail other lending subsidiaries to residential mortgage and $47 million of unallocated ALLL was allocated to the loan portfolio segments.

	Accruing
			90 Days Or
		30-89 Days	More Past
December 31, 2014	Current	Past Due	Due	Nonaccrual	Total

	(Dollars in millions)
Commercial:
Commercial and industrial	$41,192	$23	$ ―	$239	$41,454
CRE - income producing properties	10,644	4	―	74	10,722
CRE - construction and development	2,708	1	―	26	2,735
Other lending subsidiaries	5,337	15	―	4	5,356
Retail:
Direct retail lending	8,045	41	12	48	8,146
Revolving credit	2,428	23	9	―	2,460
Residential mortgage-nonguaranteed	29,468	392	83	164	30,107
Residential mortgage-government guaranteed	251	82	648	2	983
Sales finance	10,528	62	5	5	10,600
Other lending subsidiaries	5,830	222	―	54	6,106
Acquired from FDIC	994	33	188	―	1,215
Total	$117,425	$898	$945	$616	$119,884

	Accruing
			90 Days Or
		30-89 Days	More Past
December 31, 2013	Current	Past Due	Due	Nonaccrual	Total

	(Dollars in millions)
Commercial:
Commercial and industrial	$38,110	$35	$ ―	$363	$38,508
CRE - income producing properties	10,107	8	―	113	10,228
CRE - construction and development	2,329	2	―	51	2,382
Other lending subsidiaries	4,482	14	5	1	4,502
Retail:
Direct retail lending	15,595	132	33	109	15,869
Revolving credit	2,370	23	10	―	2,403
Residential mortgage-nonguaranteed	22,747	454	69	243	23,513
Residential mortgage-government guaranteed	236	93	806	―	1,135
Sales finance	9,316	56	5	5	9,382
Other lending subsidiaries	5,703	207	―	50	5,960
Acquired from FDIC	1,643	88	304	―	2,035
Total	$112,638	$1,112	$1,232	$935	$115,917

The following tables present the carrying amount of loans by risk rating. Loans acquired from the FDIC are excluded because their related ALLL is determined by loan pool performance.

		CRE -	CRE -
	Commercial	Income Producing	Construction and	Other Lending
December 31, 2014	& Industrial	Properties	Development	Subsidiaries

	(Dollars in millions)
Commercial:
Pass	$40,055	$10,253	$2,615	$5,317
Special mention	163	67	7	10
Substandard - performing	997	328	87	25
Nonperforming	239	74	26	4
Total	$41,454	$10,722	$2,735	$5,356

	Direct Retail	Revolving	Residential	Sales	Other Lending
	Lending	Credit	Mortgage	Finance	Subsidiaries

	(Dollars in millions)
Retail:
Performing	$8,098	$2,460	$30,924	$10,595	$6,052
Nonperforming	48	―	166	5	54
Total	$8,146	$2,460	$31,090	$10,600	$6,106

		CRE -	CRE -
	Commercial	Income Producing	Construction and	Other Lending
December 31, 2013	& Industrial	Properties	Development	Subsidiaries

	(Dollars in millions)
Commercial:
Pass	$36,804	$9,527	$2,150	$4,464
Special mention	219	52	17	8
Substandard - performing	1,122	536	164	29
Nonperforming	363	113	51	1
Total	$38,508	$10,228	$2,382	$4,502

	Direct Retail	Revolving	Residential	Sales	Other Lending
	Lending	Credit	Mortgage	Finance	Subsidiaries

	(Dollars in millions)
Retail:
Performing	$15,760	$2,403	$24,405	$9,377	$5,910
Nonperforming	109	―	243	5	50
Total	$15,869	$2,403	$24,648	$9,382	$5,960

	ACL Rollforward
Year Ended December 31, 2014	Beginning Balance	Charge-Offs	Recoveries	Provision (Benefit)	Other		Ending Balance

	(Dollars in millions)
Commercial:
Commercial and industrial	$454	$(131)	$42	$56	$	―	$421
CRE - income producing properties	149	(31)	14	30		―	162
CRE - construction and development	76	(11)	19	(36)		―	48
Other lending subsidiaries	15	(10)	3	13		―	21
Retail:
Direct retail lending	209	(69)	29	26		(85)	110
Revolving credit	115	(71)	19	47		―	110
Residential mortgage-nonguaranteed	269	(82)	7	(62)		85	217
Residential mortgage-government guaranteed	62	(2)	―	(24)		―	36
Sales finance	45	(23)	9	19		―	50
Other lending subsidiaries	224	(259)	30	240		―	235
Acquired from FDIC	114	(21)	―	(29)		―	64
ALLL	1,732	(710)	172	280		―	1,474
RUFC	89	―	―	(29)		―	60
ACL	$1,821	$(710)	$172	$251	$	―	$1,534

	ACL Rollforward
Year Ended December 31, 2013	Beginning Balance	Charge-Offs	Recoveries	Provision (Benefit)	Other	Ending Balance

	(Dollars in millions)
Commercial:
Commercial and industrial	$470	$(248)	$47	$166	$19	$454
CRE - income producing properties	170	(74)	20	23	10	149
CRE - construction and development	134	(58)	31	(39)	8	76
Other lending subsidiaries	13	(3)	2	3	―	15
Retail:
Direct retail lending	300	(148)	38	15	4	209
Revolving credit	102	(85)	17	81	―	115
Residential mortgage-nonguaranteed	296	(79)	3	5	44	269
Residential mortgage-government guaranteed	32	(2)	―	32	―	62
Sales finance	29	(23)	9	30	―	45
Other lending subsidiaries	264	(252)	32	245	(65)	224
Acquired from FDIC	128	(19)	―	5	―	114
Unallocated	80	―	―	(33)	(47)	―
ALLL	2,018	(991)	199	533	(27)	1,732
RUFC	30	―	―	59	―	89
ACL	$2,048	$(991)	$199	$592	$(27)	$1,821

	ACL Rollforward
	Beginning	Charge-			Ending
Year Ended December 31, 2012	Balance	Offs	Recoveries	Provision	Balance

	(Dollars in millions)
Commercial:
Commercial and industrial	$433	$(337)	$17	$357	$470
CRE - income producing properties	249	(150)	9	62	170
CRE - construction and development	371	(245)	45	(37)	134
Other lending subsidiaries	11	(8)	2	8	13
Retail:
Direct retail lending	232	(224)	36	256	300
Revolving credit	112	(81)	18	53	102
Residential mortgage-nonguaranteed	318	(135)	3	110	296
Residential mortgage-government guaranteed	47	(1)	―	(14)	32
Sales finance	38	(26)	10	7	29
Other lending subsidiaries	186	(217)	24	271	264
Acquired from FDIC	149	(34)	―	13	128
Unallocated	110	―	―	(30)	80
ALLL	2,256	(1,458)	164	1,056	2,018
RUFC	29	―	―	1	30
ACL	$2,285	$(1,458)	$164	$1,057	$2,048

The following table provides a summary of loans that are collectively evaluated for impairment.

	December 31, 2014		December 31, 2013
	Recorded Investment	Related ALLL	Recorded Investment	Related ALLL

	(Dollars in millions)
Commercial:
Commercial and industrial	$41,120	$379	$38,042	$382
CRE - income producing properties	10,583	147	10,033	128
CRE - construction and development	2,670	39	2,289	60
Other lending subsidiaries	5,351	20	4,501	15
Retail:
Direct retail lending	8,048	86	15,648	166
Revolving credit	2,419	94	2,355	96
Residential mortgage-nonguaranteed	29,660	181	22,557	160
Residential mortgage-government guaranteed	622	4	759	7
Sales finance	10,579	46	9,363	41
Other lending subsidiaries	5,930	204	5,823	196
Acquired from FDIC	1,215	64	2,035	114
Total	$118,197	$1,264	$113,405	$1,365

The following tables set forth certain information regarding impaired loans, excluding purchased impaired loans and LHFS, that were individually evaluated for reserves.

				Average	Interest
	Recorded		Related	Recorded	Income
As Of / For The Year Ended December 31, 2014	Investment	UPB	ALLL	Investment	Recognized

	(Dollars in millions)
With no related ALLL recorded:
Commercial:
Commercial and industrial	$87	$136	$ ―	$138	$2
CRE - income producing properties	18	25	―	36	―
CRE - construction and development	14	21	―	20	―
Other lending subsidiaries	―	1	―	―	―
Retail:
Direct retail lending	13	49	―	14	1
Residential mortgage-nonguaranteed	87	141	―	147	5
Residential mortgage-government guaranteed	3	4	―	7	―
Sales finance	1	2	―	1	―
Other lending subsidiaries	3	7	―	3	―
With an ALLL recorded:
Commercial:
Commercial and industrial	247	254	42	279	5
CRE - income producing properties	121	123	15	133	4
CRE - construction and development	51	52	9	65	2
Other lending subsidiaries	5	5	1	4	―
Retail:
Direct retail lending	85	87	24	95	5
Revolving credit	41	41	16	45	2
Residential mortgage-nonguaranteed	360	370	36	700	31
Residential mortgage-government guaranteed	358	358	32	402	17
Sales finance	20	21	4	20	1
Other lending subsidiaries	173	175	31	148	22
Total	$1,687	$1,872	$210	$2,257	$97

				Average	Interest
	Recorded		Related	Recorded	Income
As Of / For The Year Ended December 31, 2013	Investment	UPB	ALLL	Investment	Recognized

	(Dollars in millions)
With no related ALLL recorded:
Commercial:
Commercial and industrial	$91	$165	$ ―	$111	$ ―
CRE - income producing properties	22	35	―	43	―
CRE - construction and development	19	42	―	41	―
Retail:
Direct retail lending	23	76	―	23	1
Residential mortgage-nonguaranteed	144	237	―	129	4
Residential mortgage-government guaranteed	1	1	―	2	―
Sales finance	1	2	―	1	―
Other lending subsidiaries	2	6	―	4	―
With an ALLL recorded:
Commercial:
Commercial and industrial	375	409	72	453	5
CRE - income producing properties	172	174	21	197	4
CRE - construction and development	75	76	16	112	3
Other lending subsidiaries	1	1	―	2	―
Retail:
Direct retail lending	198	204	43	204	12
Revolving credit	48	48	19	52	2
Residential mortgage-nonguaranteed	812	830	109	763	34
Residential mortgage-government guaranteed	375	376	55	356	15
Sales finance	18	19	4	20	1
Other lending subsidiaries	135	137	28	173	18
Total	$2,512	$2,838	$367	$2,686	$99

The following table provides a summary of TDRs, all of which are considered impaired.

	December 31,
	2014	2013

	(Dollars in millions)
Performing TDRs:
Commercial:
Commercial and industrial	$64	$77
CRE - income producing properties	27	50
CRE - construction and development	30	39
Direct retail lending	84	187
Sales finance	19	17
Revolving credit	41	48
Residential mortgage-nonguaranteed	261	785
Residential mortgage-government guaranteed	360	376
Other lending subsidiaries	164	126
Total performing TDRs	1,050	1,705
Nonperforming TDRs (also included in NPL disclosures)	126	193
Total TDRs	$1,176	$1,898

ALLL attributable to TDRs	$159	$283
111

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

	Year Ended December 31,
	2014			2013			2012
	Type of			Type of			Type of
	Modification		ALLL	Modification		ALLL	Modification		ALLL
	Rate	Structure	Impact	Rate	Structure	Impact	Rate	Structure	Impact

	(Dollars in millions)
Commercial:
Commercial and industrial	$112	$48	$4	$99	$27	$3	$51	$63	$ ―
CRE - income producing properties	18	18	―	33	44	1	55	29	―
CRE - construction and development	25	22	―	51	20	(2)	56	50	(2)
Retail:
Direct retail lending	32	4	6	45	9	6	120	17	35
Revolving credit	24	―	4	26	―	4	30	―	5
Residential mortgage-nonguaranteed	127	36	16	103	68	11	241	88	22
Residential mortgage-government guaranteed	282	―	12	141	―	12	85	―	9
Sales finance	1	14	3	4	7	3	16	―	4
Other lending subsidiaries	130	―	17	167	―	34	123	2	35

The following table summarizes the pre-default balance for modifications that experienced a payment default that had been classified as TDRs during the previous 12 months. Payment default is defined as movement of the TDR to nonaccrual status, foreclosure or charge-off, whichever occurs first.

	Year Ended December 31,
	2014	2013	2012

	(Dollars in millions)
Commercial:
Commercial and industrial	$5	$5	$8
CRE - income producing properties	1	11	6
CRE - construction and development	4	4	14
Retail:
Direct retail lending	2	4	8
Revolving credit	9	10	12
Residential mortgage-nonguaranteed	23	17	36
Sales finance	1	1	―
Other lending subsidiaries	33	26	12

If a TDR subsequently defaults, BB&T evaluates the TDR for possible impairment. As a result, the related ALLL may be increased or charge-offs may be taken to reduce the carrying value of the loan.

Changes in the carrying value and accretable yield of loans acquired from the FDIC are presented in the following table:

	Year Ended December 31, 2014				Year Ended December 31, 2013
	Purchased Impaired		Purchased Nonimpaired		Purchased Impaired		Purchased Nonimpaired
	Accretable	Carrying	Accretable	Carrying	Accretable	Carrying	Accretable	Carrying
	Yield	Value	Yield	Value	Yield	Value	Yield	Value

	(Dollars in millions)
Balance at beginning of period	$187	$863	$351	$1,172	$264	$1,400	$617	$1,894
Accretion	(107)	107	(169)	169	(149)	149	(301)	301
Payments received, net	―	(391)	―	(705)	―	(686)	―	(1,023)
Other, net	54	―	62	―	72	―	35	―
Balance at end of period	$134	$579	$244	$636	$187	$863	$351	$1,172

Outstanding UPB at end of period		$864		$860		$1,266		$1,516

The following table presents additional information about BB&T’s loans and leases:

	December 31,
	2014	2013

	(Dollars in millions)
Unearned income and net deferred loan fees and costs	$147	$261
Residential mortgage loans in process of foreclosure	379	531

NOTE 5. Premises and Equipment

A summary of premises and equipment is presented in the accompanying table:

	Estimated			December 31,
	Useful Life			2014	2013

	(Years)			(Dollars in millions)
Land and land improvements				$533	$527
Buildings and building improvements	40			1,431	1,288
Furniture and equipment	5	-	10	986	1,102
Leasehold improvements				670	633
Construction in progress				47	38
Capitalized leases on premises and equipment				61	58
Total				3,728	3,646
Accumulated depreciation and amortization				(1,901)	(1,777)
Net premises and equipment				$1,827	$1,869

				Year Ended December 31,
				2014	2013	2012

				(Dollars in millions)
Rent expense applicable to operating leases				$227	$230	$215
Rental income from owned properties and subleases				7	8	8

	Year Ended December 31,
	2015	2016	2017	2018	2019	Thereafter

	(Dollars in millions)
Future minimum lease payments for operating leases	$224	$205	$186	$160	$137	$552
113

NOTE 6. Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill attributable to BB&T’s operating segments are reflected in the table below. There have been no goodwill impairments recorded to date.

	Community Banking	Residential Mortgage Banking	Dealer Financial Services	Specialized Lending	Insurance Services	Financial Services	Total

	(Dollars in millions)
Goodwill balance, January 1, 2012	$4,542	$7	$111	$94	$1,132	$192	$6,078
Acquired goodwill, net	358	―	―	5	358	―	721
Contingent consideration	―	―	―	―	3	―	3
Other adjustments	―	―	―	―	2	―	2
Goodwill balance, December 31, 2012	$4,900	$7	$111	$99	$1,495	$192	$6,804
Contingent consideration	―	―	―	―	6	―	6
Other adjustments	24	―	―	(11)	(9)	―	4
Goodwill balance, December 31, 2013	$4,924	$7	$111	$88	$1,492	$192	$6,814
Acquired goodwill, net	29	―	―	―	12	―	41
Contingent consideration	―	―	―	―	14	―	14
Other adjustments	(319)	319	―	―	―	―	―
Goodwill balance, December 31, 2014	$4,634	$326	$111	$88	$1,518	$192	$6,869

During 2012, BB&T completed the acquisition of Fort Lauderdale, Florida-based BankAtlantic. The 2012 change in Community Banking goodwill was primarily the result of this acquisition. Also during 2012, BB&T acquired the life and property and casualty insurance divisions of Crump Group Inc. The 2012 changes in Insurance Services goodwill and other identifiable intangibles were primarily due to this acquisition.

The 2013 adjustments to goodwill within Community Banking and Insurance Services reflect the finalization of valuations for certain assets and liabilities of the above acquisitions. The 2013 adjustment to Specialized Lending primarily represents the goodwill associated with a subsidiary that was sold.

During 2014, BB&T purchased 21 bank branches in Texas from Citigroup, Inc., resulting in Community Banking’s acquired goodwill above. Also during 2014, the transfer of closed-end, first and second lien position residential mortgage loans from Community Banking to Residential Mortgage Banking resulted in a reallocation of the related goodwill, which is included in other adjustments in the above table.

The following table presents information for identifiable intangible assets subject to amortization:

	December 31, 2014				December 31, 2013
	Wtd. Avg. Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(Years)	(Dollars in millions)
CDI	6.8	$693	$(585)	$108	$672	$(555)	$117
Other, primarily customer relationship
intangibles	14.7	1,088	(691)	397	1,082	(630)	452
Total		$1,781	$(1,276)	$505	$1,754	$(1,185)	$569

	Year Ended December 31,
	2015	2016	2017	2018	2019

	(Dollars in millions)
Estimated amortization expense of identifiable intangibles	$79	$68	$59	$52	$43
114

NOTE 7. Loan Servicing

Residential Mortgage Banking Activities

The following tables summarize residential mortgage banking activities. Mortgage and home equity loans managed or securitized exclude loans serviced for others with no other continuing involvement.

	December 31,
	2014	2013

	(Dollars in millions)
Mortgage loans managed or securitized	$27,001	$27,349
Home equity loans managed (excludes home equity lines)	6,741	8,329
Total mortgage and home equity loans managed or securitized	33,742	35,678
Less:
LHFS	1,317	1,116
Mortgage loans acquired from FDIC	668	802
Mortgage loans sold with recourse	667	783
Mortgage loans held for investment	$31,090	$32,977

UPB of mortgage loan servicing portfolio	$115,476	$112,835
UPB of home equity loan servicing portfolio	6,781	8,386
UPB of residential mortgage and home equity loan servicing portfolio	$122,257	$121,221
UPB of residential mortgage loans serviced for others (primarily agency
conforming fixed rate)	$90,230	$87,434
Maximum recourse exposure from mortgage loans sold with recourse liability	344	372
Indemnification, recourse and repurchase reserves	94	72
FHA-insured mortgage loan reserve	85	―

In June 2014, BB&T received a letter from the HUD-OIG stating that BB&T has been selected for an audit survey to assess BB&T’s compliance with FHA requirements related to the origination of loans insured by the FHA. In addition, HUD-OIG will evaluate BB&T’s compliance with FHA requirements related to the implementation of a quality control program associated with the origination of FHA-insured loans. In November and December of 2014, BB&T received HUD-OIG subpoenas from the Department of Justice seeking additional information related to the HUD-OIG review. BB&T is cooperating and is in the process of responding to these subpoenas. While the outcome of the review process is unknown and the HUD-OIG has not asserted any claims, similar reviews and related matters with other financial institutions have resulted in cash settlements and other remedial actions. BB&T identified a potential exposure related to losses incurred by the FHA on defaulted loans that ranges from $25 million to $105 million and recognized an $85 million charge. The income statement impact of this adjustment is included in other expense on the Consolidated Statements of Income. The ultimate resolution of this matter is uncertain and the estimates of this exposure are subject to the application of significant judgment and therefore cannot be predicted with certainty at this time.

During the year ended December 31, 2014, BB&T also recognized a $33 million adjustment related to the indemnification reserves for mortgage loans sold, which represents an increase in estimated losses that may be incurred on FHA-insured mortgage loans that have not yet defaulted. The income statement impact of this adjustment is included in loan-related expense on the Consolidated Statements of Income.

Payments made to date for recourse exposure on residential mortgage loans sold with recourse liability have been immaterial.

	As Of / For The
	Year Ended December 31,
	2014	2013	2012

	(Dollars in millions)
UPB of residential mortgage loans sold from the LHFS portfolio	$13,400	$28,900	$25,640
Pre-tax gains recognized on mortgage loans sold and held for sale	110	292	539
Servicing fees recognized from mortgage loans serviced for others	275	259	247
Approximate weighted average servicing fee on the outstanding balance
of residential mortgage loans serviced for others	0.29%	0.30%	0.32%
Weighted average interest rate on mortgage loans serviced for others	4.20	4.24	4.59

115

The following table presents a roll forward of the carrying value of residential MSRs recorded at fair value:

	Year Ended December 31,
	2014	2013	2012

	(Dollars in millions)
Carrying value, January 1,	$1,047	$627	$563
Additions	141	336	270
Change in fair value due to changes in valuation inputs or assumptions:
Prepayment speeds	(219)	287	19
Weighted average OAS	―	(31)	(36)
Servicing costs	(2)	(29)	(22)
Realization of expected net servicing cash flows, passage of time and other	(123)	(143)	(167)
Carrying value, December 31,	$844	$1,047	$627

Gains (losses) on derivative financial instruments used to mitigate the
income statement effect of changes in fair value	$251	$(197)	$128

The sensitivity of the fair value of the residential MSRs to changes in key assumptions is included in the accompanying table:

	December 31, 2014				December 31, 2013
	Range		Weighted		Range		Weighted
	Min	Max	Average		Min	Max	Average

	(Dollars in millions)
Prepayment speed	10.8%	12.8%	12.0%		5.5%	8.0%	6.9%
Effect on fair value of a 10% increase			$(30)				$(33)
Effect on fair value of a 20% increase			(58)				(64)

OAS	9.1%	9.9%	9.3%		9.1%	9.9%	9.3%
Effect on fair value of a 10% increase			$(26)				$(39)
Effect on fair value of a 20% increase			(50)				(75)

Composition of loans serviced for others:
Fixed-rate residential mortgage loans			99.4%				99.7%
Adjustable-rate residential mortgage loans			0.6				0.3
Total			100.0%				100.0%

Weighted average life			5.7	yrs			7.9	yrs

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

Commercial Mortgage Banking Activities

CRE mortgage loans serviced for others are not included in loans and leases on the accompanying Consolidated Balance Sheets. The following table summarizes commercial mortgage banking activities for the periods presented:

	December 31,
	2014	2013

	(Dollars in millions)
UPB of CRE mortgages serviced for others	$27,599	$28,095
CRE mortgages serviced for others covered by recourse provisions	4,264	4,594
Maximum recourse exposure from CRE mortgages
sold with recourse liability	1,278	1,320
Recorded reserves related to recourse exposure	7	9
Originated CRE mortgages during the year	5,265	4,881

116

NOTE 8. Short-Term Borrowings

	December 31,
	2014	2013

	(Dollars in millions)
Federal funds purchased	$1,402	$1,443
Securities sold under agreements to repurchase	317	463
Other short-term borrowed funds	1,998	2,232
Total short-term borrowings	$3,717	$4,138

A summary of selected data related to short-term borrowings follows:

	As Of / For The Year Ended December 31,
	2014	2013	2012

	(Dollars in millions)
Maximum outstanding at any month-end during the year	$5,056	$5,196	$4,385
Balance outstanding at end of year	3,717	4,138	2,864
Average outstanding during the year	3,421	4,459	3,408
Average interest rate during the year (includes derivative impact)	0.11%	0.13%	0.20%
Average interest rate at end of year	0.09	0.12	0.22

NOTE 9. Deposits

A summary of deposits is presented in the accompanying table:

	December 31,
	2014	2013

	(Dollars in millions)
Noninterest-bearing deposits	$38,786	$34,972
Interest checking	20,262	18,861
Money market and savings	50,085	48,040
Time deposits and IRAs	19,907	25,602
Total deposits	$129,040	$127,475

Time deposits $100,000 and greater	$9,782	$14,051
Time deposits $250,000 and greater	5,753	9,585
117

NOTE 10. Long-Term Debt

The following table reflects the carrying amounts and effective interest rates for long-term debt:

	December 31, 2014		December 31, 2013
	Carrying	Effective	Carrying	Effective
	Amount	Rate	Amount	Rate

	(Dollars in millions)
BB&T Corporation fixed rate senior notes	$6,583	2.39%	$5,845	2.60%
BB&T Corporation floating rate senior notes	1,050	1.07	700	1.13
BB&T Corporation fixed rate subordinated notes	2,170	2.30	2,166	2.47
Branch Bank fixed rate senior notes	4,047	1.72	1,999	1.71
Branch Bank floating rate senior notes	500	0.72	1,150	0.69
Branch Bank fixed rate subordinated notes	1,234	2.86	386	1.71
Branch Bank floating rate subordinated notes	612	3.27	612	2.56
FHLB advances (weighted average maturity of 5.9 years at December 31, 2014)	6,496	4.12	8,110	3.96
Other long-term debt	119		101
Fair value hedge-related basis adjustments	501		424
Total long-term debt	$23,312		$21,493

The effective rates above reflect the impact of cash flow and fair value hedges, as applicable. Subordinated notes with a remaining maturity of one year or greater qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.

During the third quarter of 2014, BB&T extinguished $1.1 billion of FHLB advances, resulting in a $122 million loss on early extinguishment of debt.

	Year Ended December 31,					2020
	2015	2016	2017	2018	2019	and later

	(Dollars in millions)
Future debt maturities (excluding capital leases)	$1,064	$5,674	$3,829	$2,309	$2,269	$8,126
118

NOTE 11. Shareholders’ Equity

Preferred Stock

The following table presents a summary of the non-cumulative perpetual preferred stock as of December 31, 2014:

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

Equity-Based Compensation Plans

At December 31, 2014, options, restricted shares and RSUs were outstanding from equity-based compensation plans that have been approved by shareholders. Those plans are intended to assist the Company in recruiting and retaining employees, directors and independent contractors and to associate the interests of eligible participants with those of BB&T and its shareholders.

The majority of outstanding awards and awards available to be issued relate to plans that allow for accelerated vesting of awards for holders who retire and have met all retirement eligibility requirements or in connection with certain other events. Certain of these awards are subject to forfeiture under specified circumstances until vested that may result in cancellation prior to vesting.

The following table provides a summary of the equity-based compensation plans:

Equity-Based Compensation Plans	December 31, 2014
Shares available for future grants (in thousands)	26,832

Vesting period, awards granted prior to 2010	5.0	yrs
Vesting period, awards granted after 2009	3.0 to 5.0
Option term	10.0

The fair value of RSUs is based on the common stock price on the grant date less the present value of expected dividends that will be foregone during the vesting period. The fair value of options is measured on the grant date using the Black-Scholes option-pricing model. Substantially all awards are granted in February of each year. Grants to non-executive employees primarily consist of RSUs.

A summary of selected data related to equity-based compensation costs follows:

	Year Ended December 31,
	2014	2013	2012

	(Dollars in millions)
Equity-based compensation expense	$102	$96	$97
Income tax benefit from equity-based compensation expense	39	36	36
Intrinsic value of options exercised and RSUs that vested during the year	280	102	62
Grant date fair value of equity-based awards that vested during the year	113	80	88

		December 31,
		2014	2013

		(Dollars in millions)
Unrecognized compensation cost related to equity-based awards		$99	$94
Weighted-average life over which compensation cost is expected to be recognized (years)		2.2	2.1

The following tables present the activity during 2014 related to equity-based compensation awards:

				Wtd. Avg.
		Wtd. Avg.	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Options	Price	Value	Life

	(Dollars in millions, except per share data, shares in thousands)
Outstanding at January 1, 2014	37,996	$34.90
Granted	276	37.55
Exercised	(8,838)	34.17
Forfeited or expired	(1,060)	36.73
Outstanding at December 31, 2014	28,374	35.09	$134	3.28	yrs
Exercisable at December 31, 2014	25,074	35.74	105	2.77
Exercisable and expected to vest at December 31, 2014	28,138	35.13	132	3.25

		Wtd. Avg.
	Restricted	Grant Date
	Shares/Units	Fair Value

	(shares in thousands)
Nonvested at January 1, 2014	15,181	$20.46
Granted	3,615	33.18
Vested	(6,425)	14.31
Forfeited	(296)	26.88
Nonvested at December 31, 2014	12,075	27.38
Expected to vest at December 31, 2014	11,055	27.39

Share Repurchase Activity

At December 31, 2014, BB&T was authorized to repurchase an additional 44 million shares under the June 27, 2006 Board of Directors’ authorization. No shares of common stock were repurchased under this plan during 2014, 2013 or 2012.

NOTE 12. AOCI

Year Ended December 31, 2014	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total

	(Dollars in millions)
AOCI balance, January 1, 2014	$(303)	$2	$(42)	$(235)	$(15)	$(593)
OCI before reclassifications, net of tax	(334)	(107)	207	―	(5)	(239)
Amounts reclassified from AOCI:
Personnel expense	17	―	―	―	―	17
Interest income	―	―	(24)	―	6	(18)
Interest expense	―	82	―	―	―	82
FDIC loss share income, net	―	―	―	45	―	45
Securities (gains) losses, net	―	―	3	―	―	3
Total before income taxes	17	82	(21)	45	6	129
Less: Income taxes	6	31	(8)	17	2	48
Net of income taxes	11	51	(13)	28	4	81
Net change in AOCI	(323)	(56)	194	28	(1)	(158)
AOCI balance, December 31, 2014	$(626)	$(54)	$152	$(207)	$(16)	$(751)

Year Ended December 31, 2013	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total

	(Dollars in millions)
AOCI balance, January 1, 2013	$(714)	$(173)	$598	$(256)	$(14)	$(559)
OCI before reclassifications, net of tax	354	127	(669)	(18)	(2)	(208)
Amounts reclassified from AOCI:
Personnel expense	91	―	―	―	―	91
Interest income	―	―	97	―	2	99
Interest expense	―	77	―	―	―	77
FDIC loss share income, net	―	―	―	63	―	63
Securities (gains) losses, net	―	―	(51)	―	―	(51)
Total before income taxes	91	77	46	63	2	279
Less: Income taxes	34	29	17	24	1	105
Net of income taxes	57	48	29	39	1	174
Net change in AOCI	411	175	(640)	21	(1)	(34)
AOCI balance, December 31, 2013	$(303)	$2	$(42)	$(235)	$(15)	$(593)

Year Ended December 31, 2012	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total

	(Dollars in millions)
AOCI balance, January 1, 2012	$(603)	$(159)	$263	$(195)	$(19)	$(713)
OCI before reclassifications, net of tax	(158)	(52)	280	(113)	―	(43)
Amounts reclassified from AOCI:
Personnel expense	76	―	―	―	―	76
Interest income	―	(11)	76	―	8	73
Interest expense	―	72	―	―	―	72
FDIC loss share income, net	―	―	―	83	―	83
Securities (gains) losses, net	―	―	12	―	―	12
Total before income taxes	76	61	88	83	8	316
Less: Income taxes	29	23	33	31	3	119
Net of income taxes	47	38	55	52	5	197
Net change in AOCI	(111)	(14)	335	(61)	5	154
AOCI balance, December 31, 2012	$(714)	$(173)	$598	$(256)	$(14)	$(559)

NOTE 13. Income Taxes

The components of the income tax provision are as follows:

	Year Ended December 31,
	2014	2013	2012

	(Dollars in millions)
Current expense:
Federal	$551	$1,007	$275
State	82	100	70
Total current expense	633	1,107	345
Deferred expense:
Federal	115	256	396
State	12	32	23
Total deferred expense	127	288	419
Provision for income taxes	$760	$1,395	$764

The reasons for the difference between the provision for income taxes and the amount computed by applying the statutory Federal income tax rate to income before income taxes were as follows:

	Year Ended December 31,
	2014	2013	2012

	(Dollars in millions)
Federal income taxes at statutory rate of 35%	$1,045	$1,093	$977
Increase (decrease) in provision for income taxes as a result of:
State income taxes, net of Federal tax benefit	61	86	61
Federal tax credits	(171)	(152)	(126)
Tax exempt income	(125)	(128)	(133)
Adjustments for uncertain tax positions	(39)	516	―
Other, net	(11)	(20)	(15)
Provision for income taxes	$760	$1,395	$764
Effective income tax rate	25.5%	44.7%	27.4%

The tax effects of temporary differences that gave rise to deferred tax assets and liabilities are reflected in the table below:

	December 31,
	2014	2013

	(Dollars in millions)
Deferred tax assets:
ALLL	$556	$655
Postretirement plans	372	180
Net unrealized loss on AFS securities	36	172
Equity-based compensation	137	152
Reserves and expense accruals	247	181
Other	242	189
Total deferred tax assets	1,590	1,529

Deferred tax liabilities:
Prepaid pension plan expense	477	431
MSRs	312	380
Lease financing	375	315
Loan fees and expenses	265	263
Identifiable intangible assets	139	128
Derivatives and hedging	122	45
Other	93	120
Total deferred tax liabilities	1,783	1,682
Net deferred tax liability	$(193)	$(153)

On a periodic basis, BB&T evaluates its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate. This evaluation takes into consideration the status of current taxing authorities’ examinations of BB&T’s tax returns, recent positions taken by the taxing authorities on similar transactions and the overall tax environment in relation to tax-advantaged transactions. The following table presents changes in unrecognized tax benefits:

	As of/ For the Year Ended December 31,
	2014	2013	2012

	(Dollars in millions)
Beginning balance of unrecognized tax benefits	$644	$297	$301
Additions based on tax positions related to current year	1	18	14
Additions (reductions) for tax positions of prior years	(34)	343	―
Settlements	(17)	―	(5)
Unrecognized deferred tax benefits from business acquisitions	(91)	(14)	(13)
Ending balance of unrecognized tax benefits	$503	$644	$297

Unrecognized tax benefits that would have impacted effective rate if recognized
Federal	$497	$631	$288
State	4	11	9

The Company had $210 million, $213 million and $37 million in liabilities for tax-related interest and penalties recorded on its Consolidated Balance Sheets at December 31, 2014, 2013, and 2012, respectively. The amount of net interest and penalties related to unrecognized tax benefits recognized in the 2014 and 2012 Consolidated Statements of Income was immaterial. The amount of net interest and penalties related to unrecognized tax benefits recognized in the 2013 Consolidated Statement of Income was $176 million.

The IRS has completed its Federal income tax examinations of BB&T through 2010. Various years remain subject to examination by state taxing authorities.

In February 2010, BB&T received an IRS statutory notice of deficiency for tax years 2002-2007 asserting a liability for taxes, penalties and interest of approximately $892 million related to the disallowance of foreign tax credits and other deductions claimed by a subsidiary in connection with a financing transaction. BB&T paid the disputed tax, penalties and interest in March 2010 and filed a lawsuit seeking a refund in the U.S. Court of Federal Claims. On September 20, 2013, the court denied the refund claim. BB&T appealed the decision to the U.S. Court of Appeals for the Federal Circuit. Oral arguments were heard in the appeal on January 7, 2015; however, no decision has been rendered. As of December 31, 2014, the exposure for this financing transaction is fully reserved.

It is reasonably possible that the litigation associated with the financing transaction may conclude within the next twelve months; however, further proceedings could delay a final resolution. Changes in the amount of unrecognized tax benefits, penalties and interest could result in a benefit of up to approximately $700 million. The ultimate resolution of these matters may take longer.

NOTE 14. Benefit Plans

Defined Benefit Retirement Plans

BB&T provides a defined benefit retirement plan qualified under the IRC that covers most employees. Benefits are based on years of service, age at retirement and the employee's compensation during the five highest consecutive years of earnings within the last ten years of employment.

In addition, supplemental retirement benefits are provided to certain key officers under supplemental defined benefit executive retirement plans, which are not qualified under the IRC. Although technically unfunded plans, a Rabbi Trust and insurance policies on the lives of certain of the covered employees are available to finance future benefits.

The following actuarial assumptions were used to determine net periodic pension costs for the qualified pension plan:

	December 31,
	2014	2013	2012
Weighted average assumed discount rate	5.10%	4.25%	4.82%
Weighted average expected long-term rate of return on plan assets	7.75	8.00	8.00
Assumed long-term rate of annual compensation increases	5.00	4.50	4.50

The weighted average expected long-term rate of return on plan assets represents the average rate of return expected to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, BB&T considers long-term compound annualized returns of historical market data for each asset category, as well as historical actual returns on the plan assets. Using this reference information, the Company develops forward-looking return expectations for each asset category and a weighted average expected long-term rate of return for the plan based on target asset allocations contained in BB&T's Investment Policy Statement. The expected rate of return has been reduced to 7.5% for fiscal 2015.

During October 2014, the Society of Actuaries released new mortality tables that reflected longer life expectancies. BB&T adopted these tables, which resulted in increases to the projected benefit obligations.

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

	Year Ended December 31,
	2014	2013	2012

	(Dollars in millions)
Net Periodic Pension Cost:
Service cost	$138	$150	$120
Interest cost	140	120	110
Estimated return on plan assets	(296)	(257)	(200)
Net amortization and other	17	91	76
Net periodic benefit cost	(1)	104	106

Pre-Tax Amounts Recognized in OCI:
Net actuarial loss (gain)	532	(535)	270
Net amortization	(17)	(91)	(76)
Net amount recognized in OCI	515	(626)	194
Total net periodic pension costs (income) recognized in
total comprehensive income, pre-tax	$514	$(522)	$300

The following actuarial assumptions were used to determine benefit obligations:

	December 31,
	2014	2013
Weighted average assumed discount rate	4.27%	5.10%
Assumed rate of annual compensation increases	4.50	5.00

	Qualified Pension Plan		Nonqualified Pension Plans
	Year Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013

	(Dollars in millions)
Projected benefit obligation, beginning of year	$2,437	$2,548	$304	$287
Service cost	128	139	10	11
Interest cost	124	107	16	12
Actuarial (gain) loss	607	(294)	45	2
Benefits paid	(69)	(63)	(8)	(8)
Projected benefit obligation, end of year	$3,227	$2,437	$367	$304
Accumulated benefit obligation, end of year	$2,744	$2,062	$295	$215

	Qualified Pension Plan		Nonqualified Pension Plans
	Year Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013

	(Dollars in millions)
Fair value of plan assets, beginning of year	$3,733	$2,952	$—	$—
Actual return on plan assets	416	499	—	—
Employer contributions	143	345	8	8
Benefits paid	(69)	(63)	(8)	(8)
Fair value of plan assets, end of year	$4,223	$3,733	$—	$—
Funded status at end of year	$996	$1,296	$(367)	$(304)

The following are the pre-tax amounts recognized in AOCI:

	Qualified Pension Plan		Nonqualified Pension Plans
	Year Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013

	(Dollars in millions)
Prior service credit (cost)	$-	$-	$(2)	$(2)
Net actuarial loss	(859)	(377)	(149)	(117)
Net amount recognized	$(859)	$(377)	$(151)	$(119)

The following table presents the amount expected to be amortized from AOCI into net periodic pension cost during 2015:

	Qualified	Nonqualified
	Pension Plan	Pension Plans

	(Dollars in millions)
Net actuarial gain (loss)	$(47)	$(14)
Net amount expected to be amortized in 2015	$(47)	$(14)

BB&T makes contributions to the qualified pension plan in amounts between the minimum required for funding and the maximum amount deductible for federal income tax purposes. BB&T made discretionary contributions of $143 million during 2014 and $117 million during the first quarter of 2015. Management may make additional contributions in 2015. For the nonqualified plans, the employer contributions are based on benefit payments.

The following table reflects the estimated benefit payments for the periods presented:

	Qualified	Nonqualified
	Pension Plan	Pension Plans

	(Dollars in millions)
2015	$76	$11
2016	84	12
2017	93	13
2018	102	14
2019	111	15
2020-2024	719	93

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

BB&T periodically reviews its asset allocation and investment policy and makes changes to its target asset allocation. BB&T has established guidelines within each asset category to ensure the appropriate balance of risk and reward. For the year ended December 31, 2014, the target asset allocations for the plan assets included a range of 30% to 40% for U.S. equity securities, 10% to 18% for international equity securities, 35% to 50% for fixed income securities, and 0% to 12% for alternative investments, which include real estate, hedge funds, private equities and commodities, with any remainder to be held in cash equivalents. The plan may hold BB&T common stock up to 10% of its assets, subject to the target range for total U.S. equity securities.

The fair value of the pension plan assets at December 31, 2014 and 2013 by asset category are reflected in the following tables. The three level fair value hierarchy that describes the inputs used to measure these plan assets is defined in Note 18 "Fair Value Disclosures.”

	December 31, 2014				December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(Dollars in millions)
Cash and cash-equivalents	$66	$66	$—	$—	$74	$74	$—	$—
U.S. equity securities	1,635	1,635	—	—	1,701	1,701	—	—
International equity securities	657	539	118	—	741	626	115	—
Fixed income securities	1,717	10	1,707	—	1,090	94	996	—
Alternative investments	124	—	—	124	101	—	—	101
Total plan assets	$4,199	$2,250	$1,825	$124	$3,707	$2,495	$1,111	$101

U.S. equity securities include 3.0 million and 3.7 million shares of BB&T common stock valued at $117 million and $138 million at December 31, 2014 and 2013, respectively. International equity securities include a common/commingled fund that consists of assets from several accounts, pooled together, to reduce management and administration costs. Total plan assets exclude accrued income of $23 million and $26 million at December 31, 2014 and 2013, respectively.

The following table presents the activity for Level 3 plan assets, all of which are in alternative investments:

	Year Ended December 31,
	2014	2013	2012

	(Dollars in millions)
Balance at beginning of year	$101	$98	$99
Actual return on plan assets	11	11	7
Purchases, sales and settlements	12	(8)	(8)
Balance at end of year	$124	$101	$98

Defined Contribution Plans

BB&T offers a 401(k) Savings Plan and other defined contribution plans that permit employees to contribute from 1% to 50% of their cash compensation. For full-time employees who are 21 years of age or older with one year or more of service, BB&T makes matching contributions of up to 6% of the employee's compensation. BB&T's contribution to the 401(k) Savings Plan and nonqualified defined contribution plans totaled $103 million, $102 million and $97 million for the years ended December 31, 2014, 2013 and 2012, respectively. BB&T also offers defined contribution plans to certain employees of subsidiaries who do not participate in the 401(k) Savings Plan.

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

	December 31,
	2014	2013

	(Dollars in millions)
Letters of credit and financial guarantees	$3,462	$4,355
Carrying amount of the liability for letter of credit guarantees	22	39

Investments related to affordable housing and historic building rehabilitation projects	1,416	1,302
Amount of future funding commitments included in investments related to affordable
housing and historic rehabilitation projects	459	464
Lending exposure to these affordable housing projects	169	151
Tax credits subject to recapture related to affordable housing projects	300	250

Investments in private equity and similar investments	329	291
Future funding commitments to consolidated private equity funds	202	245

Letters of credit and financial guarantees written are unconditional commitments issued by BB&T to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support borrowing arrangements, including commercial paper issuance, bond financing and similar transactions, the majority of which are to tax exempt entities. The credit risk involved in the issuance of these guarantees is essentially the same as that involved in extending loans to clients and as such, the instruments are collateralized when necessary.

BB&T invests in certain affordable housing and historic building rehabilitation projects throughout its market area as a means of supporting local communities. BB&T receives tax credits related to these investments. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. BB&T typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. Tax credits are subject to recapture by taxing authorities based on compliance features required to be met at the project level. BB&T’s maximum potential exposure to losses relative to investments in VIEs is generally limited to the sum of the outstanding balance, future funding commitments and any related loans to the entity. Loans to these entities are underwritten in substantially the same manner as are other loans and are generally secured.

Effective January 1, 2015, BB&T adopted new guidance related to Investments in Qualified Affordable Housing Projects. The following table summarizes the estimated impact to the Consolidated Statements of Income that will be reflected in future filings.

	Year Ended December 31,
	2014	2013

	(Dollars in millions)
Increase in other income	$141	$160
Increase in provision for income taxes	(162)	(159)
Increase (decrease) in net income	$(21)	$1

		January 1, 2015

		(Dollars in millions)
Decrease to retained earnings		$(49)

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

Pledged Assets

Certain assets were pledged to secure municipal deposits, securities sold under agreements to repurchase, borrowings, and borrowing capacity, subject to certain limits, at the FHLB and FRB as well as for other purposes as required or permitted by law. The following table provides the total carrying amount of pledged assets by asset type, of which the majority are pursuant to agreements that do not permit the other party to sell or repledge the collateral. Assets related to employee benefit plans have been excluded from the following table.

	December 31,
	2014	2013

	(Dollars in millions)
Pledged securities	$14,636	$11,911
Pledged loans	67,248	66,391
129

NOTE 16. Regulatory Requirements and Other Restrictions

Branch Bank is required by the FRB to maintain reserve balances in the form of vault cash or deposits with the FRB based on specified percentages of certain deposit types, subject to various adjustments. At December 31, 2014, the net reserve requirement amounted to $272 million.

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

BB&T is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated pursuant to regulatory directives. BB&T’s capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings and other factors. BB&T is in full compliance with these requirements. Banking regulations also identify five capital categories for IDIs: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2014 and 2013, BB&T and Branch Bank were classified as “well-capitalized,” and management believes that no events or changes have occurred subsequent to December 31, 2014 that would change this designation.

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

	December 31, 2014				December 31, 2013
	Actual Capital		Capital Requirements		Actual Capital		Capital Requirements
	Ratio	Amount	Minimum	Well-Capitalized	Ratio	Amount	Minimum	Well-Capitalized

	(Dollars in millions)
Tier 1 Capital:
BB&T	12.4%	$17,840	$5,747	$8,620	11.8%	$16,074	$5,460	$8,189
Branch Bank	11.7	16,329	5,591	8,387	11.9	15,785	5,315	7,973
Total Capital:
BB&T	14.9	21,381	11,494	14,367	14.3	19,514	10,919	13,649
Branch Bank	13.4	18,761	11,183	13,979	13.4	17,872	10,631	13,288
Leverage Capital:
BB&T	9.9	17,840	7,191	8,989	9.3	16,074	6,897	8,621
Branch Bank	9.3	16,329	5,265	8,775	9.4	15,785	5,058	8,429

As an approved seller/servicer, Branch Bank is required to maintain minimum levels of capital, as specified by various agencies, including the United States Department of Housing and Urban Development, GNMA, FHLMC and FNMA. At December 31, 2014 and 2013, Branch Bank’s capital was above all required levels.

NOTE 17. Parent Company Financial Statements

Parent Company
Condensed Balance Sheets

	December 31,
	2014		2013

	(Dollars in millions)
Assets:
Cash and due from banks		$79	$	―
Interest-bearing deposits with banks		7,612		5,727
AFS securities at fair value		125		26
HTM securities at amortized cost		23		35
Investment in banking subsidiaries		22,711		22,314
Investment in other subsidiaries		1,452		1,281
Advances to / receivables from banking subsidiaries		63		106
Advances to / receivables from other subsidiaries		2,430		2,308
Other assets		168		194
Total assets		$34,663		$31,991

Liabilities and Shareholders' Equity:
Short-term borrowed funds	$	―		$24
Short-term borrowed funds due to subsidiaries		40		50
Long-term debt		10,081		9,032
Accounts payable and other liabilities		116		76
Total liabilities		10,237		9,182
Total shareholders' equity		24,426		22,809
Total liabilities and shareholders' equity		$34,663		$31,991

Parent Company
Condensed Income Statements

	Year Ended December 31,
	2014	2013	2012

	(Dollars in millions)
Income:
Dividends from banking subsidiaries	$1,636	$1,220	$1,720
Dividends from other subsidiaries	71	79	81
Interest and other income from subsidiaries	67	67	79
Other income	7	14	1
Total income	1,781	1,380	1,881
Expenses:
Interest expense	148	219	239
Other expenses	55	50	52
Total expenses	203	269	291

Income before income taxes and equity in
undistributed earnings of subsidiaries	1,578	1,111	1,590
Income tax benefit	43	2	20
Income before equity in undistributed earnings of subsidiaries	1,621	1,113	1,610
Equity in undistributed earnings of subsidiaries in excess of
dividends from subsidiaries	605	616	418
Net income	2,226	1,729	2,028

Noncontrolling interests	75	50	49
Dividends on preferred stock	148	117	63
Net income available to common shareholders	$2,003	$1,562	$1,916

Parent Company
Condensed Statements of Comprehensive Income

	Year Ended December 31,
		2014	2013		2012

	(Dollars in millions)
Net Income		$2,226	$1,729		$2,028
OCI, Net of Tax:
Change in unrecognized pension and postretirement amounts		1	(4)		―
Change in unrecognized gains (losses) on cash flow hedges		―	―		(2)
Other, net		2	1		1
Total OCI		3	(3)		(1)
Total comprehensive income		$2,229	$1,726		$2,027

Income Tax Effect of Items Included in OCI
Change in unrecognized pension and postretirement amounts	$	―	$(1)	$	―
Change in unrecognized gains (losses) on cash flow hedges		―	―		(1)
Other, net		1	―		―

Parent Company
Condensed Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012

	(Dollars in millions)
Cash Flows From Operating Activities:
Net income	$2,226	$1,729	$2,028
Adjustments to reconcile net income to net cash provided by
operating activities:
Equity in earnings of subsidiaries in excess of dividends
from subsidiaries	(605)	(616)	(418)
Net change in other assets	27	95	265
Net change in accounts payable and accrued liabilities	40	42	(71)
Other, net	(86)	(79)	(228)
Net cash from operating activities	1,602	1,171	1,576

Cash Flows From Investing Activities:
Proceeds from sales, calls and maturities of AFS securities	25	24	26
Purchases of AFS securities	(124)	(24)	(26)
Proceeds from maturities, calls and paydowns of HTM securities	16	2	4
Investment in subsidiaries	(1)	(4)	(30)
Advances to subsidiaries	(7,145)	(5,815)	(10,785)
Proceeds from repayment of advances to subsidiaries	7,060	5,898	11,325
Net cash from business combinations	―	―	51
Net cash from divestitures	―	9	―
Net cash from investing activities	(169)	90	565

Cash Flows From Financing Activities:
Net change in long-term debt	1,085	499	(2,764)
Net change in short-term borrowings	(24)	(13)	(259)
Net change in advances from subsidiaries	(10)	50	(72)
Net proceeds from common stock issued	294	108	15
Net proceeds from preferred stock issued	―	487	2,116
Cash dividends paid on common and preferred stock	(814)	(912)	(564)
Other, net	―	8	62
Net cash from financing activities	531	227	(1,466)

Net Change in Cash and Cash Equivalents	1,964	1,488	675
Cash and Cash Equivalents at Beginning of Year	5,727	4,239	3,564
Cash and Cash Equivalents at End of Year	$7,691	$5,727	$4,239
133

The transfer of funds in the form of dividends, loans or advances from bank subsidiaries to the Parent Company is restricted. Federal law requires loans to the Parent Company or its affiliates to be secured and generally limits loans to the Parent Company or an individual affiliate to 10% of Branch Bank’s unimpaired capital and surplus. In the aggregate, loans to the Parent Company and all affiliates cannot exceed 20% of the bank’s unimpaired capital and surplus.

Dividend payments to the Parent Company by Branch Bank are subject to regulatory review and statutory limitations and, in some instances, regulatory approval. In general, dividends from Branch Bank to the Parent Company are limited by rules which compare dividends to net income for regulatory-defined periods. Furthermore, dividends are restricted by regulatory minimum capital constraints.

NOTE 18. Fair Value Disclosures

Accounting standards define fair value as the exchange price that would be received on the measurement date to sell an asset or the price paid to transfer a liability in the principal or most advantageous market available to the entity in an orderly transaction between market participants, with a three level valuation input hierarchy.

The following tables present fair value information for assets and liabilities measured on a recurring basis:

December 31, 2014	Total	Level 1		Level 2	Level 3

	(Dollars in millions)
Assets:
Trading securities	$482		$289	$193	$	―
AFS securities:
U.S. Treasury	1,231		―	1,231		―
MBS issued by GSE	16,154		―	16,154		―
States and political subdivisions	1,974		―	1,974		―
Non-agency MBS	264		―	264		―
Other	41		6	35		―
Acquired from FDIC	1,243		―	498		745
LHFS	1,423		―	1,423		―
Residential MSRs	844		―	―		844
Derivative assets:
Interest rate contracts	1,114		―	1,094		20
Foreign exchange contracts	8		―	8		―
Private equity and similar investments	329		―	―		329
Total assets	$25,107		$295	$22,874		$1,938

Liabilities:
Derivative liabilities:
Interest rate contracts	$1,007	$	―	$1,004		$3
Foreign exchange contracts	6		―	6		―
Short-term borrowings	148		―	148		―
Total liabilities	$1,161	$	―	$1,158		$3

December 31, 2013	Total	Level 1		Level 2	Level 3

	(Dollars in millions)
Assets:
Trading securities	$381		$256	$125	$	―
AFS securities:
U.S. Treasury	595		―	595		―
MBS issued by GSE	17,929		―	17,929		―
States and political subdivisions	1,851		―	1,851		―
Non-agency MBS	291		―	291		―
Other	45		10	35		―
Acquired from FDIC	1,393		―	532		861
LHFS	1,222		―	1,222		―
Residential MSRs	1,047		―	―		1,047
Derivative assets:
Interest rate contracts	862		―	859		3
Foreign exchange contracts	2		―	2		―
Private equity and similar investments	291		―	―		291
Total assets	$25,909		$266	$23,441		$2,202

Liabilities:
Derivative liabilities:
Interest rate contracts	$967	$	―	$953		$14
Foreign exchange contracts	3		―	3		―
Short-term borrowings	84		―	84		―
Total liabilities	$1,054	$	―	$1,040		$14

The following discussion focuses on the valuation techniques and significant inputs for Level 2 and Level 3 assets and liabilities.

A third-party pricing service is generally utilized in determining the fair value of the securities portfolio. Management independently evaluates the fair values provided by the pricing service through comparisons to other third party pricing sources, review of additional information provided by the third party pricing service and other third party sources for selected securities and back-testing to compare the price realized on any security sales to the daily pricing information received from the pricing service. Fair value measurements are derived from market-based pricing matrices that were developed using observable inputs that include benchmark yields, benchmark securities, reported trades, offers, bids, issuer spreads and broker quotes. As described by security type below, additional inputs may be used, or some inputs may not be applicable. In the event that market observable data was not available, which would generally occur due to the lack of an active market for a given security, the valuation of the security would be subjective and may involve substantial judgment by management.

Trading securities: Trading securities include various types of debt and equity securities, primarily consisting of debt securities issued by the U.S. Treasury, GSEs, or states and political subdivisions. The valuation techniques used for these investments are more fully discussed below.

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

Acquired from FDIC securities: Securities acquired from the FDIC consist of re-remic non-agency MBS, municipal securities and non-agency MBS. State and political subdivision securities and certain non-agency MBS acquired from the FDIC are valued in a manner similar to the approach described above for those asset classes. The re-remic non-agency MBS, which are categorized as Level 3, are valued based on broker dealer quotes that reflected certain unobservable market inputs.

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

The following tables present activity for financial assets and liabilities that are valued using Level 3 inputs:

				Private
	Acquired			Equity and
	from FDIC	Residential	Net	Similar
Year Ended December 31, 2014	Securities	MSRs	Derivatives	Investments

Balance at January 1, 2014	$861	$1,047	$(11)	$291
Total realized and unrealized gains (losses):
Included in earnings:
Interest income	33	―	―	―
Mortgage banking income	―	(221)	94	―
Other noninterest income	―	―	(2)	27
Included in unrealized net holding gains (losses) in OCI	(38)	―	―	―
Purchases	―	―	―	67
Issuances	―	141	75	―
Sales	―	―	―	(50)
Settlements	(111)	(123)	(139)	(7)
Transfers into Level 3	―	―	―	1
Balance at December 31, 2014	$745	$844	$17	$329

Change in unrealized gains (losses) included in earnings for the period,
attributable to assets and liabilities still held at December 31, 2014	$33	$(221)	$17	$15

				Private
	Acquired			Equity and
	from FDIC	Residential	Net	Similar
Year Ended December 31, 2013	Securities	MSRs	Derivatives	Investments

Balance at January 1, 2013	$994	$627	$54	$323
Total realized and unrealized gains (losses):
Included in earnings:
Interest income	37	―	―	―
Mortgage banking income	―	229	21	―
Other noninterest income	―	―	―	33
Included in unrealized net holding gains (losses) in OCI	(14)	―	―	―
Purchases	―	―	―	58
Issuances	―	336	65	―
Sales	―	―	―	(59)
Settlements	(156)	(145)	(151)	(64)
Balance at December 31, 2013	$861	$1,047	$(11)	$291

Change in unrealized gains (losses) included in earnings for the period,
attributable to assets and liabilities still held at December 31, 2013	$37	$229	$(11)	$22

				Private
	Acquired			Equity and
	from FDIC	Residential	Net	Similar
Year Ended December 31, 2012	Securities	MSRs	Derivatives	Investments

Balance at January 1, 2012	$984	$563	$59	$261
Total realized and unrealized gains (losses):
Included in earnings:
Interest income	48	―	―	―
Mortgage banking income	―	(32)	458	―
Other noninterest income	―	―	―	21
Included in unrealized holding gains (losses) in OCI	88	―	―	―
Purchases	―	―	―	101
Issuances	―	270	308	―
Sales	―	―	―	(59)
Settlements	(126)	(174)	(771)	(1)
Balance at December 31, 2012	$994	$627	$54	$323

Change in unrealized gains (losses) included in earnings for the period,
attributable to assets and liabilities still held at December 31, 2012	$48	$(32)	$54	$12

BB&T’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of a reporting period. Transfers in and out of Level 3 are shown in the preceding tables.

BB&T’s private equity and similar investments are primarily in SBIC qualified funds, which focus on equity and subordinated debt investments in privately-held middle market companies. These investments generally are not redeemable and distributions are received as the underlying assets of the funds liquidate. The timing of distributions, which are expected to occur on various dates through 2025, is uncertain and dependent on various events such as recapitalizations, refinance transactions and ownership changes among others. Excluding the investment of future funds, BB&T estimates these investments have a weighted average remaining life of approximately two years; however, the timing and amount of distributions may vary significantly. As of December 31, 2014, restrictions on the ability to sell the investments include, but are not limited to, consent of a majority member or general partner approval for transfer of ownership. BB&T’s investments are spread over numerous privately-held middle market companies, and thus the sensitivity to a change in fair value for any single investment is limited. The significant unobservable inputs for these investments are EBITDA multiples that ranged from 4x to 10x, with a weighted average of 8x, at December 31, 2014.

The following table details the fair value and UPB of LHFS that were elected to be carried at fair value:

	December 31, 2014			December 31, 2013
	Fair	Aggregate		Fair	Aggregate
	Value	UPB	Difference	Value	UPB	Difference

(Dollars in millions)
LHFS reported at fair value	$1,423	$1,390	$33	$1,222	$1,223	$(1)

Excluding government guaranteed, there were no LHFS that were nonaccrual or 90 days or more past due and still accruing interest at December 31, 2014.

The following table provides information about certain financial assets measured at fair value on a nonrecurring basis, which are considered to be Level 3 assets (excludes acquired from FDIC):

	As Of / For the Year Ended
	December 31, 2014		December 31, 2013
	Carrying Value	Valuation Adjustments	Carrying Value	Valuation Adjustments

	(Dollars in millions)
Impaired loans	$109	$(52)	$50	$(41)
Foreclosed real estate	87	1	71	(6)

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

Contractual commitments: The fair values of commitments are estimated using the fees charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair values of guarantees and letters of credit are estimated based on the counterparties’ creditworthiness and average default rates for loan products with similar risks. These respective fair value measurements are categorized within Level 3 of the fair value hierarchy. Retail lending commitments are assigned no fair value as BB&T typically has the ability to cancel such commitments by providing notice to the borrower.

	Carrying	Total
December 31, 2014	Amount	Fair Value	Level 2	Level 3

	(Dollars in millions)
Financial assets:
HTM securities	$20,240	$20,313	$20,313	$	―
Loans and leases, net of ALLL excluding acquired from FDIC	117,259	117,268	―		117,268
Acquired from FDIC loans, net of ALLL	1,151	1,337	―		1,337
FDIC loss share receivable	534	123	―		123

Financial liabilities:
Deposits	129,040	129,259	129,259		―
FDIC loss share payable	697	696	―		696
Long-term debt	23,312	24,063	24,063		―

	Carrying	Total
December 31, 2013	Amount	Fair Value	Level 2	Level 3

	(Dollars in millions)
Financial assets:
HTM securities	$18,101	$17,530	$17,491	$39
Loans and leases, net of ALLL excluding acquired from FDIC	112,264	112,261	―	112,261
Acquired from FDIC loans, net of ALLL	1,921	2,200	―	2,200
FDIC loss share receivable	843	464	―	464

Financial liabilities:
Deposits	127,475	127,810	127,810	―
FDIC loss share payable	669	652	―	652
Long-term debt	21,493	22,313	22,313	―

The following is a summary of selected information pertaining to off-balance sheet financial instruments:

	December 31, 2014		December 31, 2013
	Notional/		Notional/
	Contract		Contract
	Amount	Fair Value	Amount	Fair Value

	(Dollars in millions)
Commitments to extend, originate or purchase credit	$49,333	$97	$45,333	$86
Residential mortgage loans sold with recourse	667	9	783	13
Other loans sold with recourse	4,264	7	4,594	9
Letters of credit and financial guarantees	3,462	22	4,355	39
139

NOTE 19. Derivative Financial Instruments

Derivative Classifications and Hedging Relationships

		December 31, 2014				December 31, 2013
	Hedged Item or	Notional	Fair Value			Notional	Fair Value
	Transaction	Amount	Gain		Loss	Amount	Gain		Loss

		(Dollars in millions)
Cash flow hedges:
Interest rate contracts:
Pay fixed swaps	3 mo. LIBOR funding	$9,300	$	―	$(289)	$4,300	$	―	$(203)

Fair value hedges:
Interest rate contracts:
Receive fixed swaps	Long-term debt	11,902		269	(5)	6,822		102	(3)
Pay fixed swaps	Commercial loans	161		―	(3)	178		―	(3)
Pay fixed swaps	Municipal securities	336		―	(126)	345		―	(83)
Total		12,399		269	(134)	7,345		102	(89)

Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Receive fixed swaps		7,995		350	(3)	8,619		370	(37)
Pay fixed swaps		8,163		1	(375)	8,401		31	(396)
Other swaps		1,372		5	(7)	1,586		6	(8)
Other		528		1	(1)	424		2	(2)
Forward commitments		5,326		10	(12)	―		―	―
Foreign exchange contracts		571		8	(6)	384		2	(3)
Total		23,955		375	(404)	19,414		411	(446)

Mortgage banking:
Interest rate contracts:
Interest rate lock commitments		1,566		20	―	1,869		3	(14)
When issued securities, forward rate agreements and forward
	commitments	2,623		3	(25)	3,100		34	(7)
Other		916		7	―	531		8	(7)
Total		5,105		30	(25)	5,500		45	(28)

MSRs:
Interest rate contracts:
Receive fixed swaps		4,119		215	(1)	6,139		36	(141)
Pay fixed swaps		4,362		1	(124)	5,449		89	(29)
Option trades		9,350		229	(36)	9,415		181	(31)
When issued securities, forward rate agreements and forward
	commitments	3,731		3	―	1,756		―	(3)
Total		21,562		448	(161)	22,759		306	(204)
	Total derivatives not designated as hedges	50,622		853	(590)	47,673		762	(678)
Total derivatives		$72,321		1,122	(1,013)	$59,318		864	(970)

Gross amounts not offset in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements not offset due to policy election				(629)	629			(514)	514
Cash collateral (received) posted				(190)	342			(44)	386
Net amount				$303	$(42)			$306	$(70)
140

Assets and liabilities related to derivatives are presented on a gross basis in the Consolidated Balance Sheets. The fair value of derivatives in a gain or loss position is included in other assets or liabilities, respectively, on the Consolidated Balance Sheets. Cash collateral posted for derivatives in a loss position is reported as restricted cash. Derivatives with dealer counterparties at both the bank and the parent company are governed by the terms of ISDA Master netting agreements and Credit Support Annexes. The ISDA Master agreements allow counterparties to offset trades in a gain against trades in a loss to determine net exposure and allows for the right of setoff in the event of either a default or an additional termination event. Credit Support Annexes govern the terms of daily collateral posting practices. Collateral practices mitigate the potential loss impact to affected parties by requiring liquid collateral to be posted on a scheduled basis to secure the aggregate net unsecured exposure. In addition to collateral, the right of setoff allows counterparties to offset net derivative values with a defaulting party against certain other contractual receivables from or obligations due to the defaulting party in determining the net termination amount. No portion of the change in fair value of derivatives designated as hedges has been excluded from effectiveness testing. The ineffective portion was immaterial for all periods presented.

The Effect of Derivative Instruments on the Consolidated Statements of Income
Year Ended December 31,

	Effective Portion
	Pre-tax Gain (Loss)			Location of	Pre-tax Gain (Loss) Reclassified
	Recognized in OCI			Amounts Reclassified	from AOCI into Income
	2014	2013	2012	from AOCI into Income	2014	2013	2012

	(Dollars in millions)
Cash Flow Hedges:
Interest rate contracts	$(172)	$204	$(84)	Total interest income	$ ―	$ ―	$11
				Total interest expense	(82)	(77)	(72)
					$(82)	$(77)	$(61)

					Pre-tax Gain (Loss)
				Location of Amounts	Recognized in Income
				Recognized in Income	2014	2013	2012

					(Dollars in millions)
Fair Value Hedges:
Interest rate contracts				Total interest income	$(22)	$(21)	$(21)
				Total interest expense	233	141	288
					$211	$120	$267
Not Designated as Hedges:
Client-related and other risk management:
Interest rate contracts				Other income	$18	$26	$35
Foreign exchange contracts				Other income	16	11	9
Mortgage Banking:
Interest rate contracts				Mortgage banking income	(16)	(27)	59
MSRs:
Interest rate contracts				Mortgage banking income	251	(197)	128
					$269	$(187)	$231

The following table provides a summary of derivative strategies and the related accounting treatment:

	Cash Flow Hedges	Fair Value Hedges	Derivatives Not Designated as Hedges

Risk exposure	Variability in cash flows of interest payments on floating rate business loans, overnight funding, FHLB advances, medium-term bank notes and long-term debt.	Losses in value on fixed rate long-term debt, CDs, FHLB advances, loans and state and political subdivision securities due to changes in interest rates.	Risk associated with an asset or liability, including mortgage banking operations and MSRs, or for client needs. Includes exposure to changes in market rates and conditions subsequent to the interest rate lock and funding date for mortgage loans originated for sale.

Risk management objective	Hedge the variability in the interest payments and receipts on future cash flows for forecasted transactions related to the first unhedged payments and receipts of variable interest.	Convert the fixed rate paid or received to a floating rate, primarily through the use of swaps.	For interest rate lock commitment derivatives and LHFS, use mortgage-based derivatives such as forward commitments and options to mitigate market risk. For MSRs, mitigate the income statement effect of changes in the fair value of the MSRs.

Treatment for portion that is highly effective	Recognized in OCI until the related cash flows from the hedged item are recognized in earnings.	Recognized in current period income along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged.	Entire change in fair value recognized in current period income.

Treatment for portion that is ineffective	Recognized in current period income.	Recognized in current period income.	Not applicable

Treatment if hedge ceases to be highly effective or is terminated	Hedge is dedesignated. Effective changes in value that are recorded in OCI before dedesignation are amortized to yield over the period the forecasted hedged transactions impact earnings.	If hedged item remains outstanding, termination proceeds are included in cash flows from financing activities and effective changes in value are reflected as part of the carrying value of the financial instrument and amortized to earnings over its estimated remaining life.	Not applicable

Treatment if transaction is no longer probable of occurring during forecast period or within a short period thereafter	Hedge accounting is ceased and any gain or loss in OCI is reported in earnings immediately.	Not applicable	Not applicable

The following table presents information about BB&T's cash flow and fair value hedges:

	December 31,
	2014		2013

	(Dollars in millions)
Cash flow hedges:
Net unrecognized after-tax loss on active hedges recorded in AOCI	$(181)		$(127)
Net unrecognized after-tax gain on terminated hedges recorded in AOCI
(to be recognized in earnings primarily from 2016 through 2021)	127		129
Estimated portion of net after-tax loss on active and terminated hedges
to be reclassified from AOCI into earnings during the next 12 months	(51)		(50)
Maximum time period over which BB&T has hedged a portion of the variability in future cash flows for forecasted transactions excluding those transactions
relating to the payment of variable interest on existing instruments	8	yrs	7	yrs

Fair value hedges:
Unrecognized pre-tax net gain on terminated hedges (to be recognized
as interest primarily through 2019)	$227		$317
Portion of pre-tax net gain on terminated hedges to be recognized as a change
in interest during the next 12 months	88		87

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

Derivatives Credit Risk – Central Clearing Parties

Certain derivatives are cleared through central clearing parties that require initial margin collateral, as well as collateral for trades in a net loss position. Initial margin collateral requirements are established by central clearing parties on varying bases, with such amounts generally designed to offset the risk of non-payment. Initial margin is generally calculated by applying the maximum loss experienced in value over a specified time horizon to the portfolio of existing trades. The central clearing party used for TBA transactions does not post variation margin to the bank.

	December 31,
	2014	2013

	(Dollars in millions)
Cash collateral received from dealer counterparties	$191	$44
Derivatives in a net gain position secured by that collateral	201	46
Unsecured positions in a net gain with dealer counterparties after collateral postings	10	3

Cash collateral posted to dealer counterparties	227	356
Derivatives in a net loss position secured by that collateral	231	357
Additional collateral that would have been posted had BB&T's credit ratings
dropped below investment grade	3	4

Derivatives in a net gain position with central clearing parties	-	26

Cash collateral, including initial margin, posted to central clearing parties	114	43
Derivatives in a net loss position secured by that collateral	129	43
Securities pledged to central clearing parties	116	82

NOTE 20. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

	Year Ended December 31,
	2014	2013	2012

	(Dollars in millions, except per share data,
	shares in thousands)
Net income available to common shareholders	$2,003	$1,562	$1,916

Weighted average number of common shares	718,140	703,042	698,739
Effect of dilutive outstanding equity-based awards	10,232	11,321	10,138
Weighted average number of diluted common shares	728,372	714,363	708,877

Basic EPS	$2.79	$2.22	$2.74

Diluted EPS	$2.75	$2.19	$2.70

Anti-dilutive equity-based awards	14,333	28,456	36,589

NOTE 21. Operating Segments

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

The management accounting process uses various estimates and allocation methodologies to measure the performance of the operating segments. To determine financial performance for each segment, BB&T allocates capital, funding charges and credits, an allocated provision for loan and lease losses, certain noninterest expenses and income tax provisions to each segment, as applicable. To promote revenue growth, certain revenues are reflected in noninterest income in the individual segment results and also allocated to Community Banking and Financial Services. These allocated revenues are reflected in intersegment net referral fees and eliminated in Other, Treasury and Corporate. Additionally certain client groups of Community Banking have also been identified as clients of other LOBs within the business segments. Periodically, existing clients within the Community Banking segment may be identified and assigned as wealth and private banking clients. At the time of identification, these clients’ loan and deposit balances are reported in the Financial Services segment from the time of assignment forward. The net interest income and associated net FTP associated with these customers’ loans and deposits is accounted for in Community Banking in the respective line categories of net interest income (expense) and net intersegment interest income (expense). For the Commercial Finance LOB and the Wealth Division, NIM and net intersegment interest income have been combined in the net intersegment interest income (expense) line with an appropriate offsetting amount to the Other, Treasury and Corporate line item to ensure consolidated totals reflect the Company’s total NIM for loans and deposits. Allocation methodologies are subject to periodic adjustment as the internal management accounting system is revised and business or product lines within the segments change. Also, because the development and application of these methodologies is a dynamic process, the financial results presented may be periodically revised.

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

Specialized Lending

BB&T's Specialized Lending consists of LOBs and subsidiaries that provide specialty finance products to consumers and businesses. The LOBs include Commercial Finance and Governmental Finance. Commercial Finance structures and manages asset-based working capital financing, supply chain financing, export-import finance, accounts receivable management and credit enhancement. Commercial Finance also contains the Mortgage Warehouse Lending business, which provides short-term lending solutions to finance first-lien residential mortgage LHFS by independent mortgage companies. Governmental Finance provides tax-exempt financing to meet the capital project needs of local governments. Operating subsidiaries include BB&T Equipment Finance, which provides equipment leasing largely within BB&T’s banking footprint; Sheffield Financial, a dealer-based financer of equipment for both small businesses and consumers; Prime Rate Premium Finance Corporation, which includes AFCO and CAFO, insurance premium finance LOBs that provide funding to businesses in the United States and Canada and to consumers in certain markets within BB&T’s banking footprint; and Grandbridge, a full-service commercial mortgage banking lender providing loans on a national basis. Lendmark Financial Services, a direct consumer finance lending company, was sold during the fourth quarter of 2013, resulting in the sale of $500 million of loans and the transfer of $230 million of loans to Residential Mortgage Banking. Branch Bank clients as well as nonbank clients within and outside BB&T’s primary geographic market area are served by these LOBs. The Community Banking segment receives credit for referrals to these LOBs with the corresponding charge retained as part of Other, Treasury and Corporate in the accompanying tables.

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

The loan portfolio acquired in the Colonial acquisition is managed outside of the Community Banking segment. The assets and related interest income from this loan portfolio have an expected finite business life and are therefore included in the Other, Treasury and Corporate segment. The investment balances and results related to affordable housing investments are also included in this segment. Results for BankAtlantic were included in the Other, Treasury and Corporate segment until the system conversion in October 2012. Historically, performance results of bank acquisitions prior to system conversion are reported in this segment and on a post-conversion date are reported in the Community Banking segment.

Segment Asset Transfer

During January 2014, approximately $8.3 billion of home equity loans and lines were transferred from Community Banking to Residential Mortgage Banking based on a change in how these loans will be managed as a result of new qualified mortgage regulations. The following table has been retrospectively adjusted for the loan transfer.

BB&T Corporation
Reportable Segments
Year Ended December 31

	Community Banking			Residential Mortgage Banking			Dealer Financial Services			Specialized Lending
	2014	2013	2012	2014	2013	2012	2014	2013	2012	2014	2013	2012

	(Dollars in millions)
Net interest income (expense)	$1,726	$1,712	$1,668	$1,482	$1,584	$1,564	$835	$834	$844	$578	$678	$701
Net intersegment interest income (expense)	1,188	1,336	1,565	(984)	(999)	(1,044)	(160)	(158)	(195)	(146)	(126)	(139)
Segment net interest income	2,914	3,048	3,233	498	585	520	675	676	649	432	552	562

Allocated provision for loan and lease losses	123	279	586	(107)	12	174	237	214	164	39	85	135
Noninterest income	1,247	1,229	1,169	310	484	756	2	4	7	232	222	216
Intersegment net referral fees (expense)	118	178	190	2	(1)	―	―	―	―	―	―	―
Noninterest expense	1,535	1,692	1,815	504	370	416	116	108	101	219	255	258
Amortization of intangibles	29	36	37	―	―	―	―	―	1	5	5	5
Allocated corporate expenses	1,137	1,041	1,024	85	68	59	29	29	36	59	65	78
Income (loss) before income taxes	1,455	1,407	1,130	328	618	627	295	329	354	342	364	302
Provision (benefit) for income taxes	532	516	412	124	235	238	112	125	135	88	94	65
Segment net income (loss)	$923	$891	$718	$204	$383	$389	$183	$204	$219	$254	$270	$237

Identifiable segment assets (period end)	$55,494	$55,666	$56,496	$34,463	$36,083	$37,654	$12,823	$11,525	$10,264	$18,218	$16,564	$17,003

	Insurance Services			Financial Services			Other, Treasury and Corporate (1)			Total BB&T Corporation
	2014	2013	2012	2014	2013	2012	2014	2013	2012	2014	2013	2012

	(Dollars in millions)
Net interest income (expense)	$2	$3	$3	$183	$166	$132	$568	$639	$945	$5,374	$5,616	$5,857
Net intersegment interest income (expense)	6	6	4	263	282	303	(167)	(341)	(494)	―	―	―
Segment net interest income	8	9	7	446	448	435	401	298	451	5,374	5,616	5,857

Allocated provision for loan and lease losses	―	―	―	25	18	11	(66)	(16)	(13)	251	592	1,057
Noninterest income	1,663	1,535	1,365	770	744	724	(440)	(281)	(417)	3,784	3,937	3,820
Intersegment net referral fees (expense)	―	―	―	24	28	33	(144)	(205)	(223)	―	―	―
Noninterest expense	1,189	1,135	1,016	644	616	641	1,623	1,555	1,471	5,830	5,731	5,718
Amortization of intangibles	53	61	61	2	3	3	2	1	3	91	106	110
Allocated corporate expenses	86	64	82	119	98	91	(1,515)	(1,365)	(1,370)	―	―	―
Income (loss) before income taxes	343	284	213	450	485	446	(227)	(363)	(280)	2,986	3,124	2,792
Provision (benefit) for income taxes	110	97	70	170	182	169	(376)	146	(325)	760	1,395	764
Segment net income (loss)	$233	$187	$143	$280	$303	$277	$149	$(509)	$45	$2,226	$1,729	$2,028

Identifiable segment assets (period end)	$2,978	$2,990	$3,297	$12,849	$10,001	$8,929	$49,989	$50,181	$50,856	$186,814	$183,010	$184,499

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.
147

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 25, 2015:

BB&T Corporation
(Registrant)

/s/ Kelly S. King
Kelly S. King
Chairman and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 25, 2015:

/s/ Kelly S. King
Kelly S. King
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Daryl N. Bible
Daryl N. Bible
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Cynthia B. Powell
Cynthia B. Powell
Executive Vice President and
Corporate Controller
(Principal Accounting Officer)

A Majority of the Directors of the Registrant are included:

/s/ Kelly S. King	/s/ Tollie W. Rich, Jr.

Kelly S. King	Tollie W. Rich, Jr.
Chairman and Chief Executive Officer	Director

/s/ Jennifer S. Banner	/s/ Thomas E. Skains

Jennifer S. Banner	Thomas E. Skains
Director	Director

/s/ K. David Boyer, Jr.	/s/ Thomas N. Thompson

K. David Boyer, Jr.	Thomas N. Thompson
Director	Director

/s/ Anna R. Cablik	/s/ Edwin H. Welch, Ph.D.

Anna R. Cablik	Edwin H. Welch, Ph.D.
Director	Director

/s/ Ronald E. Deal	/s/ Stephen T. Williams

Ronald E. Deal	Stephen T. Williams
Director	Director

/s/ James A. Faulkner

James A. Faulkner
Director

/s/ I. Patricia Henry

I. Patricia Henry
Director

/s/ John P. Howe III, M.D.

John P. Howe III, M.D.
Director

/s/ Eric C. Kendrick

Eric C. Kendrick
Director

/s/ Dr. Louis B. Lynn

Dr. Louis B. Lynn
Director

/s/ Edward C. Milligan

Edward C. Milligan
Director

/s/ Charles A. Patton

Charles A. Patton
Director

/s/ Nido R. Qubein

Nido R. Qubein
Director

EXHIBIT INDEX

Exhibit No.	Description	Location
2.1	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Colonial Bank, Montgomery, Alabama, the Federal Deposit Insurance Corporation and Branch Banking and Trust Company, dated as of August 14, 2009.	Incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed August 17, 2009.
2.2	Agreement and Plan of Merger, dated as of November 11, 2014, by and between BB&T Corporation and Susquehanna Bancshares, Inc.	Incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed November 17, 2014.
3(i)	Articles of Incorporation of the Registrant, as amended and restated April 30, 2014.	Incorporated herein by reference to Exhibit 3(i) of the Current Report on Form 8-K, filed May 2, 2014.
3(ii)	Bylaws of the Registrant, as amended and restated December 17, 2013.	Incorporated herein by reference to Exhibit 3(ii) of the Current Report on Form 8-K, filed December 19, 2013.
4.1	Articles of Incorporation of the Registrant, as amended and restated April 30, 2014.	Incorporated herein by reference to Exhibit 3(i) of the Current Report on Form 8-K, filed May 2, 2014.
4.2	Indenture Regarding Senior Securities (including form of Senior Debt Security) between Registrant and U.S. Bank National Association (as successor in interest to State Street Bank and Trust Company), as trustee, dated as of May 24, 1996.	Incorporated herein by reference to Exhibit 4(c) of Form S-3 Registration Statement No. 333-02899.
4.3	First Supplemental Indenture, dated May 4, 2009, to the Indenture Regarding Senior Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed May 4, 2009.
4.4	Indenture Regarding Subordinated Securities (including Form of Subordinated Debt Security) between the Registrant and U.S. Bank National Association (as successor in interest to State Street Bank and Trust Company), as trustee, dated as of May 24, 1996.	Incorporated herein by reference to Exhibit 4(d) of Form S-3 Registration Statement No. 333-02899.
4.5	First Supplemental Indenture, dated as of December 23, 2003, to the Indenture Regarding Subordinated Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.5 of the Annual Report on Form 10-K, filed February 27, 2009.
4.6	Second Supplemental Indenture, dated as of September 24, 2004, to the Indenture Regarding Subordinated Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.7 of the Annual Report on Form 10-K, filed February 26, 2010.
4.7	Third Supplemental Indenture, dated May 4, 2009, to the Indenture Regarding Subordinated Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.6 of the Current Report on Form 8-K, filed May 4, 2009.
10.1*	BB&T Corporation Amended and Restated Non-Employee Directors’ Deferred Compensation and Stock Option Plan (amended and restated January 1, 2005).	Incorporated herein by reference to Exhibit 10.1 of the Annual Report on Form 10-K, filed February 28, 2008.
150

Exhibit No.	Description	Location
10.2*†	Form of Non-Employee Director Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated Non-Employee Directors’ Deferred Compensation and Stock Option Plan.	Incorporated herein by reference to Exhibit 10.2 of the Annual Report on Form 10-K, filed February 25, 2011.
10.3*	BB&T Corporation 1995 Omnibus Stock Incentive Plan (as amended and restated through February 25, 2003).	Incorporated herein by reference to Exhibit 99 of Form S-8 Registration Statement No. 333-116502.
10.4*	2008 Declaration of Amendment to BB&T Corporation 1995 Omnibus Stock Incentive Plan.	Incorporated herein by reference to Exhibit 10.2.a of the Annual Report on Form 10-K, filed February 27, 2009.
10.5*	409A Declaration of Amendment to BB&T Corporation 1995 Omnibus Stock Incentive Plan.	Incorporated herein by reference to Exhibit 10.2.b of the Annual Report on Form 10-K, filed February 27, 2009.
10.6*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation 1995 Omnibus Stock Incentive Plan, as amended and restated.	Incorporated herein by reference to Exhibit 10.5 of the Annual Report on Form 10-K, filed February 25, 2011.
10.7*	BB&T Corporation Amended and Restated 2004 Stock Incentive Plan, as amended (as amended through February 24, 2009).	Incorporated herein by reference to the Appendix to the Proxy Statement for the 2009 Annual Meeting of Shareholders on Schedule 14A, filed March 13, 2009.
10.8*	Form of Restricted Stock Unit Agreement (Performance-Based Vesting Component) for Executive Officers under the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (June 2010 Performance Award).	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed June 25, 2010.
10.9*	Form of Performance Unit Award Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (3-Year Vesting).	Incorporated herein by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q, filed May 7, 2010.
10.10*	Form of Non-Employee Director Restricted Stock Unit Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (5-Year Vesting).	Incorporated herein by reference to Exhibit 10.6 of the Annual Report on Form 10-K, filed February 28, 2008.
10.11*	Form of Non-Employee Director Restricted Stock Unit Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting).	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed May 7, 2010.
10.12*	Form of Non-Employee Director Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (5-Year Vesting).	Incorporated herein by reference to Exhibit 10.7 of the Annual Report on Form 10-K, filed February 28, 2008.
10.13*	Form of Non-Employee Director Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting).	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed May 7, 2010.
151

Exhibit No.	Description	Location
10.14*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (5-Year Vesting).	Incorporated herein by reference to Exhibit 10.8 of the Annual Report on Form 10-K, filed February 28, 2008.
10.15*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting).	Incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q, filed May 7, 2010.
10.16*	Form of Restricted Stock Unit Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (5-Year Vesting).	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 8, 2009.
10.17*	Form of Restricted Stock Unit Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting).	Incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q, filed May 7, 2010.
10.18*	BB&T Corporation Amended and Restated Short-term Incentive Plan.	Incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K, filed February 27, 2009.
10.19*	First Amendment to BB&T Corporation Short-term Incentive Plan (January 1, 2009 Restatement).	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 7, 2010.
10.20*	Southern National Deferred Compensation Plan for Key Executives including amendments.	Incorporated herein by reference to Exhibit 10.21 of the Annual Report on Form 10-K, filed February 25, 2011.
10.21*	BB&T Corporation Target Pension Plan.	Incorporated herein by reference to Exhibit 10.13 of the Annual Report on Form 10-K, filed February 27, 2009.
10.22*	First Amendment to the BB&T Corporation Target Pension Plan.	Incorporated herein by reference to Exhibit 10.23 of the Annual Report on Form 10-K, filed February 25, 2011.
10.23*†	Second Amendment to the BB&T Corporation Target Pension Plan.	Incorporated herein by reference to Exhibit 10.24 of the Annual Report on Form 10-K, filed February 25, 2011.
10.24*†	Third Amendment to the BB&T Corporation Target Pension Plan.	Incorporated herein by reference to Exhibit 10.25 of the Annual Report on Form 10-K, filed February 25, 2011.
10.25*	BB&T Corporation Non-Qualified Defined Benefit Plan.	Incorporated herein by reference to Exhibit 10.14 of the Annual Report on Form 10-K, filed February 27, 2009.
10.26*	First Amendment to the BB&T Corporation Non-Qualified Defined Benefit Plan.	Incorporated herein by reference to Exhibit 10.25 of the Annual Report on Form 10-K, filed February 25, 2011.
152

Exhibit No.	Description	Location
10.27*†	Second Amendment to the BB&T Corporation Non-Qualified Defined Benefit Plan.	Incorporated herein by reference to Exhibit 10.28 of the Annual Report on Form 10-K, filed February 25, 2011.
10.28*†	Third Amendment to the BB&T Corporation Non-Qualified Defined Benefit Plan.	Incorporated herein by reference to Exhibit 10.29 of the Annual Report on Form 10-K, filed February 25, 2011.
10.29*	BB&T Corporation Non-Qualified Defined Contribution Plan.	Incorporated herein by reference to Exhibit 10.15 of the Annual Report on Form 10-K, filed February 27, 2009.
10.30*	BB&T Corporation Non-Qualified Deferred Compensation Trust Amended and Restated effective November 1, 2001 (including amendments).	Incorporated herein by reference to Exhibit 10.16 of the Annual Report on Form 10-K, filed February 27, 2009.
10.31*	BB&T Corporation Non-Qualified Deferred Compensation Trust Amended and Restated effective November 1, 2001 (including amendments).	Incorporated herein by reference to Exhibit 10.17 of the Annual Report on Form 10-K, filed February 28, 2008.
10.32*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting with Clawback Provision).	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 4, 2012.
10.33*	Form of Employee Restricted Stock Unit Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting with Clawback Provision).	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed May 4, 2012.
10.34*	Form of Performance Unit Award Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (3-Year Vesting 2012 - 2014).	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed May 4, 2012.
10.35*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 2, 2013.
10.36*	Form of Nonqualified Option Agreement (Senior Executive) for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q, filed April 30, 2014.
10.37*	Form of Employee Restricted Stock Unit Agreement for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed August 7, 2012.
10.38*	Form of Director Restricted Stock Unit Agreement for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed May 2, 2013.
10.39*	Form of Restricted Stock Unit Agreement (Performance-Based Vesting Component) for Executive Officers under the BB&T Corporation 2012 Incentive Plan (2013 grants).	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed May 2, 2013.
153

Exhibit No.	Description	Location
10.40*	Form of Restricted Stock Unit Agreement (Performance-Based Vesting Component)(Senior Executive) for the BB&T Corporation 2012 Incentive Plan (2014 grants).	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed April 30, 2014.
10.41*	Form of Restricted Stock Unit Agreement (Tier 2 Employee) for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed April 30, 2014.
10.42*	Form of LTIP Award Agreement for Executive Officers under the BB&T Corporation 2012 Incentive Plan (2013 – 2015 performance period).	Incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q, filed May 2, 2013.
10.43*	Form of LTIP Award Agreement for Executive Officers under the BB&T Corporation 2012 Incentive Plan (2014 – 2016 performance period).	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed April 30, 2014.
10.44*	Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Kelly S. King dated as of December 19, 2012.	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed December 19, 2012.
10.45*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Christopher L. Henson.	Incorporated herein by reference to Exhibit 10.21 of the Annual Report on Form 10-K, filed February 27, 2009.
10.46*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Daryl N. Bible.	Incorporated herein by reference to Exhibit 10.22 of the Annual Report on Form 10-K, filed February 27, 2009.
10.47*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Ricky K. Brown.	Incorporated herein by reference to Exhibit 10.23 of the Annual Report on Form 10-K, filed February 27, 2009.
10.48*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Barbara F. Duck.	Incorporated herein by reference to Exhibit 10.24 of the Annual Report on Form 10-K, filed February 27, 2009.
10.49*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Donna C. Goodrich.	Incorporated herein by reference to Exhibit 10.25 of the Annual Report on Form 10-K, filed February 27, 2009.
10.50*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Clarke R. Starnes, III.	Incorporated herein by reference to Exhibit 10.27 of the Annual Report on Form 10-K, filed February 27, 2009.
10.51*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Steven B. Wiggs.	Incorporated herein by reference to Exhibit 10.28 of the Annual Report on Form 10-K, filed February 27, 2009.
10.52*	2012 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Cynthia A. Williams.	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed November 2, 2012.
154

Exhibit No.	Description	Location
10.53*	2012 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and William R. Yates.	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed November 2, 2012.
10.54*	2014 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Company and Robert J. Johnson, Jr.	Incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q, filed April 30, 2014.
11	Statement re computation of earnings per share.	Filed herewith as Note 20 to the consolidated financial statements.
12†	Statement re computation of ratios.	Filed herewith.
21†	Subsidiaries of the Registrant.	Filed herewith.
23†	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.
101.INS	XBRL Instance Document.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.

*	Management compensatory plan or arrangement.
†	Exhibit filed with the SEC and available upon request.

155