Form 10-Q
period 2015-03-31
BB&T CORP
filed 2015-04-27
CIK 92230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2015

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

At March 31, 2015, 723,159,499 shares of the Registrant’s common stock, $5 par value, were outstanding.

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
1

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
2

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share data, shares in thousands)

	March 31,	December 31,
	2015	2014
Assets
Cash and due from banks	$1,452	$1,639
Interest-bearing deposits with banks	325	529
Federal funds sold and securities purchased under resale agreements or similar
arrangements	222	157
Restricted cash	513	374
AFS securities at fair value	21,674	20,907
HTM securities (fair value of $20,658 and $20,313 at March 31, 2015
and December 31, 2014, respectively)	20,415	20,240
LHFS at fair value	2,121	1,423
Loans and leases	119,906	119,884
ALLL	(1,464)	(1,474)
Loans and leases, net of ALLL	118,442	118,410

Premises and equipment	1,879	1,827
Goodwill	6,950	6,869
Core deposit and other intangible assets	530	505
Residential MSRs at fair value	764	844
Other assets	13,941	13,110
Total assets	$189,228	$186,834

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$41,414	$38,786
Interest-bearing deposits	89,815	90,254
Total deposits	131,229	129,040

Short-term borrowings	3,130	3,717
Long-term debt	23,437	23,312
Accounts payable and other liabilities	6,694	6,388
Total liabilities	164,490	162,457

Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $5 par, liquidation preference of $25,000 per share	2,603	2,603
Common stock, $5 par	3,616	3,603
Additional paid-in capital	6,524	6,517
Retained earnings	12,632	12,317
AOCI, net of deferred income taxes	(733)	(751)
Noncontrolling interests	96	88
Total shareholders’ equity	24,738	24,377
Total liabilities and shareholders’ equity	$189,228	$186,834

Common shares outstanding	723,159	720,698
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	107	107
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in millions, except per share data, shares in thousands)

	Three Months Ended
	March 31,
	2015	2014
Interest Income
Interest and fees on loans and leases	$1,237	$1,295
Interest and dividends on securities	240	236
Interest on other earning assets	16	15
Total interest income	1,493	1,546
Interest Expense
Interest on deposits	55	60
Interest on short-term borrowings	1	1
Interest on long-term debt	125	138
Total interest expense	181	199
Net Interest Income	1,312	1,347
Provision for credit losses	99	60
Net Interest Income After Provision for Credit Losses	1,213	1,287
Noninterest Income
Insurance income	440	427
Service charges on deposits	145	150
Mortgage banking income	110	74
Investment banking and brokerage fees and commissions	94	88
Bankcard fees and merchant discounts	50	46
Trust and investment advisory revenues	56	54
Checkcard fees	39	38
Income from bank-owned life insurance	30	27
FDIC loss share income, net	(79)	(84)
Other income	112	105
Securities gains (losses), net
Gross realized gains	―	6
Gross realized losses	―	(3)
OTTI charges	―	(23)
Non-credit portion recognized in OCI	―	22
Total securities gains (losses), net	―	2
Total noninterest income	997	927
Noninterest Expense
Personnel expense	830	782
Occupancy and equipment expense	167	176
Loan-related expense	38	51
Software expense	44	43
Professional services	24	33
Outside IT services	30	27
Regulatory charges	23	29
Amortization of intangibles	21	23
Foreclosed property expense	13	9
Merger-related and restructuring charges, net	13	8
Other expense	219	204
Total noninterest expense	1,422	1,385
Earnings
Income before income taxes	788	829
Provision for income taxes	241	256
Net Income	547	573
Noncontrolling interests	22	40
Dividends on preferred stock	37	37
Net Income Available to Common Shareholders	$488	$496
EPS
Basic	$0.68	$0.70
Diluted	$0.67	$0.68
Cash dividends declared	$0.24	$0.23

Weighted Average Shares Outstanding
Basic	721,639	712,842
Diluted	731,511	724,283

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended
	March 31,
	2015	2014

Net Income	$547	$573
OCI, Net of Tax:
Change in unrecognized net pension and postretirement costs	9	1
Change in unrealized net gains (losses) on cash flow hedges	(54)	11
Change in unrealized net gains (losses) on AFS securities	57	79
Net change in FDIC's share of unrealized gains/losses on AFS securities	10	6
Other, net	(4)	(4)
Total OCI	18	93
Total Comprehensive Income	$565	$666

Income Tax Effect of Items Included in OCI:
Change in unrecognized net pension and postretirement costs	$6	$1
Change in unrealized net gains (losses) on cash flow hedges	(32)	7
Change in unrealized net gains (losses) on AFS securities	34	45
Net change in FDIC's share of unrealized gains/losses on AFS securities	5	3
Other, net	―	(1)

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
Three Months Ended March 31, 2015 and 2014
(Dollars in millions, shares in thousands)

	Shares of			Additional				Total
	Common	Preferred	Common	Paid-In	Retained		Noncontrolling	Shareholders’
	Stock	Stock	Stock	Capital	Earnings	AOCI	Interests	Equity
Adjusted Balance, January 1, 2014	706,620	$2,603	$3,533	$6,172	$11,015	$(593)	$50	$22,780
Add (Deduct):
Net income	―	―	―	―	533	―	40	573
Net change in AOCI	―	―	―	―	―	93	―	93
Stock transactions:
Issued in connection with equity awards	13,448	―	67	195	―	―	―	262
Shares repurchased in connection with equity awards	(2,155)	―	(11)	(69)	―	―	―	(80)
Excess tax benefits in connection with equity awards	―	―	―	48	―	―	―	48
Issued in connection with dividend reinvestment plan	192	―	1	6	―	―	―	7
Issued in connection with 401(k) plan	392	―	2	13	―	―	―	15
Cash dividends declared on common stock	―	―	―	―	(163)	―	―	(163)
Cash dividends declared on preferred stock	―	―	―	―	(37)	―	―	(37)
Equity-based compensation expense	―	―	―	20	―	―	―	20
Other, net	―	―	―	―	(1)	―	4	3
Balance, March 31, 2014	718,497	$2,603	$3,592	$6,385	$11,347	$(500)	$94	$23,521

Adjusted Balance, January 1, 2015	720,698	$2,603	$3,603	$6,517	$12,317	$(751)	$88	$24,377
Add (Deduct):
Net income	―	―	―	―	525	―	22	547
Net change in AOCI	―	―	―	―	―	18	―	18
Stock transactions:
Issued in connection with equity awards	3,369	―	18	13	―	―	―	31
Shares repurchased in connection with equity awards	(908)	―	(5)	(30)	―	―	―	(35)
Excess tax benefits in connection with equity awards	―	―	―	1	―	―	―	1
Cash dividends declared on common stock	―	―	―	―	(173)	―	―	(173)
Cash dividends declared on preferred stock	―	―	―	―	(37)	―	―	(37)
Equity-based compensation expense	―	―	―	23	―	―	―	23
Other, net	―	―	―	―	―	―	(14)	(14)
Balance, March 31, 2015	723,159	$2,603	$3,616	$6,524	$12,632	$(733)	$96	$24,738

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)
	Three Months Ended
	March 31,
	2015	2014
Cash Flows From Operating Activities:
Net income	$547	$573
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	99	60
Depreciation	86	81
Amortization of intangibles	21	23
Equity-based compensation	23	20
(Gain) loss on securities, net	―	(2)
Net change in operating assets and liabilities:
LHFS	(698)	122
Other assets	(688)	75
Accounts payable and other liabilities	(44)	(159)
Other, net	71	(161)
Net cash from operating activities	(583)	632

Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	71	1,080
Proceeds from maturities, calls and paydowns of AFS securities	1,126	940
Purchases of AFS securities	(1,856)	(275)
Proceeds from maturities, calls and paydowns of HTM securities	696	297
Purchases of HTM securities	(866)	(3,013)
Originations and purchases of loans and leases, net of principal collected	(250)	(916)
Net cash for business combinations	1,916	(10)
Other, net	(54)	232
Net cash from investing activities	783	(1,665)

Cash Flows From Financing Activities:
Net change in deposits	281	1
Net change in short-term borrowings	(587)	(853)
Proceeds from issuance of long-term debt	18	2,407
Repayment of long-term debt	(2)	(523)
Net cash from common stock transactions	(3)	245
Cash dividends paid on common stock	(173)	(156)
Cash dividends paid on preferred stock	(37)	(37)
Other, net	(23)	4
Net cash from financing activities	(526)	1,088
Net Change in Cash and Cash Equivalents	(326)	55
Cash and Cash Equivalents at Beginning of Period	2,325	2,165
Cash and Cash Equivalents at End of Period	$1,999	$2,220

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$144	$172
Income taxes	117	47
Noncash investing activities:
Transfers of loans to foreclosed assets	128	123

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. Basis of Presentation

See the Glossary of Defined Terms at the beginning of this Report for terms used throughout the consolidated financial statements and related notes of this Form 10-Q.

General

These consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with GAAP. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the consolidated financial position and consolidated results of operations have been made. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The information contained in the financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2014 should be referred to in connection with these unaudited interim consolidated financial statements.

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

Changes in Accounting Principles and Effects of New Accounting Pronouncements

In April 2015, the FASB issued new guidance related to Internal-Use Software. Under the new guidance, if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

In April 2015, the FASB issued new guidance related to Debt Issuance Costs. The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The adoption of this guidance is not expected to be material to the consolidated financial statements.

In February 2015, the FASB issued new guidance related to Consolidation. The new guidance provides an additional requirement for a limited partnership or similar entity to qualify as a voting interest entity, amending the criteria for consolidating such an entity and eliminating the deferral provided under previous guidance for investment companies. In addition, the new guidance amends the criteria for evaluating fees paid to a decision maker or service provider as a variable interest and amends the criteria for evaluating the effect of fee arrangements and related parties on a VIE primary beneficiary determination. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

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

Effective January 1, 2015, the Company adopted new guidance related to Receivables. The new guidance requires that a government guaranteed mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. The adoption of this guidance was not material to the consolidated financial statements.

Effective January 1, 2015, the Company adopted new guidance related to Repurchase-to-Maturity Transactions and Repurchase Financings. The new guidance changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting. The guidance also requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which results in secured borrowing accounting for the repurchase agreement. The adoption of this guidance was not material to the consolidated financial statements.

Effective January 1, 2015, the Company adopted new guidance related to Investments in Qualified Affordable Housing Projects. The Company used the retrospective method of adoption and has elected the proportional amortization method to account for these investments. The proportional amortization method allows an entity to amortize the initial cost of the investment in proportion to the amount of tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of the provision for income taxes. See Note 12 “Commitments and Contingencies” for the impact of the adoption of this guidance.

NOTE 2. Business Combinations

During the first quarter of 2015, BB&T purchased 41 bank branches in Texas from Citigroup, Inc., resulting in the acquisition of $1.9 billion in deposits, $61 million in loans and $1.7 billion in cash and net other assets/liabilities. Goodwill of $77 million and CDI of $46 million were preliminarily recognized in connection with the transaction.

During the second quarter of 2014, BB&T purchased 21 bank branches in Texas from Citigroup, Inc., resulting in the acquisition of $1.2 billion in deposits, $112 million in loans and $1.1 billion in cash and other assets. Goodwill of $29 million and CDI of $20 million were preliminarily recognized in connection with the transaction.

BB&T has reached agreements to acquire Susquehanna Bancshares, Inc. and The Bank of Kentucky Financial Corporation. BB&T also announced an agreement to increase its partnership interest in AmRisc, LP and to sell American Coastal Insurance Company. The pending transactions are subject to regulatory approval.

NOTE 3. Securities

	Amortized	Gross Unrealized		Fair
March 31, 2015	Cost	Gains	Losses	Value

	(Dollars in millions)
AFS securities:
U.S. Treasury	$1,326	$8	$—	$1,334
MBS issued by GSE	16,954	116	201	16,869
States and political subdivisions	1,924	117	71	1,970
Non-agency MBS	226	28	—	254
Other	40	1	—	41
Securities acquired from FDIC	866	340	—	1,206
Total AFS securities	$21,336	$610	$272	$21,674

HTM securities:
U.S. Treasury	$1,097	$41	$—	$1,138
GSE	5,394	33	39	5,388
MBS issued by GSE	13,302	197	3	13,496
States and political subdivisions	22	1	—	23
Other	600	13	—	613
Total HTM securities	$20,415	$285	$42	$20,658

	Amortized	Gross Unrealized		Fair
December 31, 2014	Cost	Gains	Losses	Value

	(Dollars in millions)
AFS securities:
U.S. Treasury	$1,230	$1	$—	$1,231
MBS issued by GSE	16,358	93	297	16,154
States and political subdivisions	1,913	120	59	1,974
Non-agency MBS	232	32	—	264
Other	41	—	—	41
Securities acquired from FDIC	886	357	—	1,243
Total AFS securities	$20,660	$603	$356	$20,907

HTM securities:
U.S. Treasury	$1,096	$23	$—	$1,119
GSE	5,394	17	108	5,303
MBS issued by GSE	13,120	137	12	13,245
States and political subdivisions	22	2	—	24
Other	608	14	—	622
Total HTM securities	$20,240	$193	$120	$20,313

The fair value of securities acquired from the FDIC included non-agency MBS of $895 million and $931 million as of March 31, 2015 and December 31, 2014, respectively, and states and political subdivisions securities of $311 million and $312 million as of March 31, 2015 and December 31, 2014. Effective October 1, 2014, securities subject to the commercial loss sharing agreement with the FDIC related to the Colonial acquisition were no longer covered by loss sharing; however, any gains on the sale of these securities through September 30, 2017 would be shared with the FDIC. Since these securities are in a significant unrealized gain position, they continue to be effectively covered as any declines in the unrealized gains of the securities down to a contractually specified amount would reduce the liability to the FDIC at the applicable percentage. The contractually-specified amount is the acquisition date fair value less any paydowns, redemptions or maturities and OTTI and totaled approximately $592 million at March 31, 2015. Any further declines below the contractually-specified amount would not be covered.

Certain investments in marketable debt securities and MBS issued by FNMA and FHLMC exceeded ten percent of shareholders’ equity at March 31, 2015. The FNMA investments had total amortized cost and fair value of $13.6 billion and $13.5 billion, respectively. The FHLMC investments had total amortized cost and fair value of $5.9 billion and $5.8 billion respectively.

The following table reflects changes in credit losses on securities with OTTI (excluding securities acquired from the FDIC) where a portion of the unrealized loss was recognized in OCI:

	Three Months Ended
	March 31,
	2015	2014

	(Dollars in millions)
Balance at beginning of period	$64	$78
Credit losses on securities without previous OTTI	―	1
Reductions for securities sold/settled during the period	(2)	(3)
Credit recoveries through yield	(1)	―
Balance at end of period	$61	$76

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected life of MBS may differ from contractual maturities because borrowers have the right to prepay the underlying mortgage loans with or without prepayment penalties.

	AFS		HTM
	Amortized	Fair	Amortized	Fair
March 31, 2015	Cost	Value	Cost	Value

	(Dollars in millions)
Due in one year or less	$528	$528	$ ―	$ ―
Due after one year through five years	1,045	1,064	751	745
Due after five years through ten years	573	597	6,007	6,052
Due after ten years	19,190	19,485	13,657	13,861
Total debt securities	$21,336	$21,674	$20,415	$20,658

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2015	Value	Losses	Value	Losses	Value	Losses

	(Dollars in millions)
AFS securities:
MBS issued by GSE	$2,055	$16	$6,498	$185	$8,553	$201
States and political subdivisions	44	—	448	71	492	71
Total	$2,099	$16	$6,946	$256	$9,045	$272

HTM securities:
GSE	$1,356	$7	$2,018	$32	$3,374	$39
MBS issued by GSE	445	1	490	2	935	3
Total	$1,801	$8	$2,508	$34	$4,309	$42

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2014	Value	Losses	Value	Losses	Value	Losses

	(Dollars in millions)
AFS securities:
MBS issued by GSE	$2,285	$19	$6,878	$278	$9,163	$297
States and political subdivisions	13	―	449	59	462	59
Total	$2,298	$19	$7,327	$337	$9,625	$356

HTM securities:
GSE	$896	$5	$3,968	$103	$4,864	$108
MBS issued by GSE	1,329	5	800	7	2,129	12
Total	$2,225	$10	$4,768	$110	$6,993	$120

The unrealized losses on GSE securities and MBS issued by GSE were the result of increases in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans.

At March 31, 2015, $68 million of the unrealized loss on states and political subdivisions securities was the result of fair value hedge basis adjustments that are a component of amortized cost. These securities in an unrealized loss position are evaluated for credit impairment through a qualitative analysis of issuer performance and the primary source of repayment. None of these securities had other than temporary credit impairment as a result of the evaluation.

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

Effective October 1, 2014, loans subject to the commercial loss sharing agreement with the FDIC related to the Colonial acquisition were no longer covered by loss sharing. At March 31, 2015, these loans had a carrying value of $476 million, a UPB of $730 million and an allowance of $38 million and are included in acquired from FDIC loans. Loans with a carrying value of $634 million at March 31, 2015 continue to be covered by loss sharing and are included in the acquired from FDIC balance.

	Accruing
			90 Days Or
		30-89 Days	More Past
March 31, 2015	Current	Past Due	Due	Nonaccrual	Total

	(Dollars in millions)
Commercial:
Commercial and industrial	$42,044	$20	$ ―	$230	$42,294
CRE-income producing properties	10,649	7	―	63	10,719
CRE-construction and development	2,635	2	―	18	2,655
Other lending subsidiaries	5,149	13	―	5	5,167
Retail:
Direct retail lending	8,192	40	9	47	8,288
Revolving credit	2,361	19	10	―	2,390
Residential mortgage-nonguaranteed	29,078	356	59	183	29,676
Residential mortgage-government guaranteed	269	70	518	―	857
Sales finance	10,554	49	3	7	10,613
Other lending subsidiaries	5,953	138	―	46	6,137
Acquired from FDIC	909	47	154	―	1,110
Total	$117,793	$761	$753	$599	$119,906

	Accruing
			90 Days Or
		30-89 Days	More Past
December 31, 2014	Current	Past Due	Due	Nonaccrual	Total

	(Dollars in millions)
Commercial:
Commercial and industrial	$41,192	$23	$ ―	$239	$41,454
CRE-income producing properties	10,644	4	―	74	10,722
CRE-construction and development	2,708	1	―	26	2,735
Other lending subsidiaries	5,337	15	―	4	5,356
Retail:
Direct retail lending	8,045	41	12	48	8,146
Revolving credit	2,428	23	9	―	2,460
Residential mortgage-nonguaranteed	29,468	392	83	164	30,107
Residential mortgage-government guaranteed	251	82	648	2	983
Sales finance	10,528	62	5	5	10,600
Other lending subsidiaries	5,830	222	―	54	6,106
Acquired from FDIC	994	33	188	―	1,215
Total	$117,425	$898	$945	$616	$119,884

The following tables present the carrying amount of loans by risk rating. Loans acquired from the FDIC are excluded because their related ALLL is determined by loan pool performance.

		CRE -	CRE -
	Commercial	Income Producing	Construction and	Other Lending
March 31, 2015	& Industrial	Properties	Development	Subsidiaries

	(Dollars in millions)
Commercial:
Pass	$40,847	$10,316	$2,545	$5,138
Special mention	214	52	15	1
Substandard-performing	1,003	288	77	23
Nonperforming	230	63	18	5
Total	$42,294	$10,719	$2,655	$5,167

	Direct Retail	Revolving	Residential	Sales	Other Lending
	Lending	Credit	Mortgage	Finance	Subsidiaries

	(Dollars in millions)
Retail:
Performing	$8,241	$2,390	$30,350	$10,606	$6,091
Nonperforming	47	―	183	7	46
Total	$8,288	$2,390	$30,533	$10,613	$6,137

		CRE -	CRE -
	Commercial	Income Producing	Construction and	Other Lending
December 31, 2014	& Industrial	Properties	Development	Subsidiaries

	(Dollars in millions)
Commercial:
Pass	$40,055	$10,253	$2,615	$5,317
Special mention	163	67	7	10
Substandard-performing	997	328	87	25
Nonperforming	239	74	26	4
Total	$41,454	$10,722	$2,735	$5,356

	Direct Retail	Revolving	Residential	Sales	Other Lending
	Lending	Credit	Mortgage	Finance	Subsidiaries

	(Dollars in millions)
Retail:
Performing	$8,098	$2,460	$30,924	$10,595	$6,052
Nonperforming	48	―	166	5	54
Total	$8,146	$2,460	$31,090	$10,600	$6,106

	ACL Rollforward
	Beginning	Charge-		Provision	Ending
Three Months Ended March 31, 2015	Balance	Offs	Recoveries	(Benefit)	Balance

	(Dollars in millions)
Commercial:
Commercial and industrial	$421	$(14)	$8	$33	$448
CRE-income producing properties	162	(9)	2	(2)	153
CRE-construction and development	48	(2)	4	(8)	42
Other lending subsidiaries	21	(3)	1	3	22
Retail:
Direct retail lending	110	(12)	8	5	111
Revolving credit	110	(18)	5	9	106
Residential mortgage-nonguaranteed	217	(11)	―	(6)	200
Residential mortgage-government guaranteed	36	―	―	(6)	30
Sales finance	50	(6)	3	11	58
Other lending subsidiaries	235	(64)	8	58	237
Acquired from FDIC	64	(1)	―	(6)	57
ALLL	1,474	(140)	39	91	1,464
RUFC	60	―	―	8	68
ACL	$1,534	$(140)	$39	$99	$1,532

	ACL Rollforward
	Beginning	Charge-		Provision			Ending
Three Months Ended March 31, 2014	Balance	Offs	Recoveries	(Benefit)	Other		Balance

	(Dollars in millions)
Commercial:
Commercial and industrial	$454	$(33)	$9	$(7)	$	―	$423
CRE-income producing properties	149	(8)	2	(7)		―	136
CRE-construction and development	76	(4)	3	(10)		―	65
Other lending subsidiaries	15	(1)	―	2		―	16
Retail:
Direct retail lending	209	(19)	8	7		(85)	120
Revolving credit	115	(18)	5	13		―	115
Residential mortgage-nonguaranteed	269	(21)	1	(7)		85	327
Residential mortgage-government guaranteed	62	―	―	7		―	69
Sales finance	45	(7)	3	4		―	45
Other lending subsidiaries	224	(84)	8	74		―	222
Acquired from FDIC	114	(3)	―	(7)		―	104
ALLL	1,732	(198)	39	69		―	1,642
RUFC	89	―	―	(9)		―	80
ACL	$1,821	$(198)	$39	$60	$	―	$1,722

The following table provides a summary of loans that are collectively evaluated for impairment.

	March 31, 2015		December 31, 2014
	Recorded Investment	Related ALLL	Recorded Investment	Related ALLL

	(Dollars in millions)
Commercial:
Commercial and industrial	$41,977	$408	$41,120	$379
CRE-income producing properties	10,598	141	10,583	147
CRE-construction and development	2,608	34	2,670	39
Other lending subsidiaries	5,162	21	5,351	20
Retail:
Direct retail lending	8,191	88	8,048	86
Revolving credit	2,352	91	2,419	94
Residential mortgage-nonguaranteed	29,227	163	29,660	181
Residential mortgage-government guaranteed	531	3	622	4
Sales finance	10,593	54	10,579	46
Other lending subsidiaries	5,958	207	5,930	204
Acquired from FDIC	1,110	57	1,215	64
Total	$118,307	$1,267	$118,197	$1,264

The following tables set forth certain information regarding impaired loans, excluding purchased impaired loans and LHFS, that were individually evaluated for reserves.

				Average	Interest
	Recorded		Related	Recorded	Income
As Of / For The Three Months Ended March 31, 2015	Investment	UPB	ALLL	Investment	Recognized

	(Dollars in millions)
With no related ALLL recorded:
Commercial:
Commercial and industrial	$83	$120	$ ―	$84	$ ―
CRE-income producing properties	17	25	―	17	―
CRE-construction and development	10	14	―	12	―
Other lending subsidiaries	1	2	―	1	―
Retail:
Direct retail lending	13	45	―	13	―
Residential mortgage-nonguaranteed	124	186	―	100	1
Residential mortgage-government guaranteed	4	4	―	3	―
Sales finance	1	2	―	1	―
Other lending subsidiaries	3	7	―	3	―
With an ALLL recorded:
Commercial:
Commercial and industrial	234	243	40	238	1
CRE-income producing properties	104	107	12	115	1
CRE-construction and development	37	38	8	45	―
Other lending subsidiaries	4	5	1	5	―
Retail:
Direct retail lending	84	86	23	84	1
Revolving credit	38	38	15	40	―
Residential mortgage-nonguaranteed	325	336	37	349	4
Residential mortgage-government guaranteed	322	322	27	347	3
Sales finance	19	19	4	20	―
Other lending subsidiaries	176	179	30	175	6
Total	$1,599	$1,778	$197	$1,652	$17

				Average	Interest
	Recorded		Related	Recorded	Income
As Of / For The Year Ended December 31, 2014	Investment	UPB	ALLL	Investment	Recognized

	(Dollars in millions)
With no related ALLL recorded:
Commercial:
Commercial and industrial	$87	$136	$ ―	$138	$2
CRE-income producing properties	18	25	―	36	―
CRE-construction and development	14	21	―	20	―
Other lending subsidiaries	―	1	―	―	―
Retail:
Direct retail lending	13	49	―	14	1
Residential mortgage-nonguaranteed	87	141	―	147	5
Residential mortgage-government guaranteed	3	4	―	7	―
Sales finance	1	2	―	1	―
Other lending subsidiaries	3	7	―	3	―
With an ALLL recorded:
Commercial:
Commercial and industrial	247	254	42	279	5
CRE-income producing properties	121	123	15	133	4
CRE-construction and development	51	52	9	65	2
Other lending subsidiaries	5	5	1	4	―
Retail:
Direct retail lending	85	87	24	95	5
Revolving credit	41	41	16	45	2
Residential mortgage-nonguaranteed	360	370	36	700	31
Residential mortgage-government guaranteed	358	358	32	402	17
Sales finance	20	21	4	20	1
Other lending subsidiaries	173	175	31	148	22
Total	$1,687	$1,872	$210	$2,257	$97

The following table provides a summary of TDRs, all of which are considered impaired.

	March 31,	December 31,
	2015	2014

	(Dollars in millions)
Performing TDRs:
Commercial:
Commercial and industrial	$54	$64
CRE-income producing properties	15	27
CRE-construction and development	25	30
Direct retail lending	84	84
Sales finance	18	19
Revolving credit	38	41
Residential mortgage-nonguaranteed	269	261
Residential mortgage-government guaranteed	325	360
Other lending subsidiaries	168	164
Total performing TDRs	996	1,050
Nonperforming TDRs (also included in NPL disclosures)	127	126
Total TDRs	$1,123	$1,176

ALLL attributable to TDRs	$152	$159
16

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

	Three Months Ended March 31,
	2015			2014
	Types of			Types of
	Modifications		Impact To	Modifications		Impact To
	Rate	Structure	Allowance	Rate	Structure	Allowance

	(Dollars in millions)
Commercial:
Commercial and industrial	$9	$14	$1	$19	$19	$1
CRE-income producing properties	2	3	―	8	5	―
CRE-construction and development	―	3	―	5	3	―
Retail:
Direct retail lending	3	―	1	11	2	3
Revolving credit	4	―	1	7	―	1
Residential mortgage-nonguaranteed	23	12	3	32	9	11
Residential mortgage-government guaranteed	60	―	2	39	―	3
Sales finance	―	2	―	―	5	1
Other lending subsidiaries	31	―	4	29	―	5

Charge-offs and forgiveness of principal and interest for TDRs were immaterial for all periods presented.

The pre-default balance for modifications that experienced a payment default that had been classified as TDRs during the previous 12 months was $20 million and $21 million for the three months ended March 31, 2015 and 2014, respectively. Payment default is defined as movement of the TDR to nonaccrual status, foreclosure or charge-off, whichever occurs first.

Changes in the carrying value and accretable yield of loans acquired from the FDIC are presented in the following table:

	Three Months Ended March 31, 2015				Year Ended December 31, 2014
	Purchased Impaired		Purchased Nonimpaired		Purchased Impaired		Purchased Nonimpaired
	Accretable	Carrying	Accretable	Carrying	Accretable	Carrying	Accretable	Carrying
	Yield	Value	Yield	Value	Yield	Value	Yield	Value

	(Dollars in millions)
Balance at beginning of period	$134	$579	$244	$636	$187	$863	$351	$1,172
Accretion	(19)	19	(27)	27	(107)	107	(169)	169
Payments received, net	―	(64)	―	(87)	―	(391)	―	(705)
Other, net	12	―	8	―	54	―	62	―
Balance at end of period	$127	$534	$225	$576	$134	$579	$244	$636

Outstanding UPB at end of period		$802		$783		$864		$860

The following table presents additional information about BB&T’s loans and leases:

	March 31,	December 31,
	2015	2014

	(Dollars in millions)
Unearned income and net deferred loan fees and costs	$120	$147
Residential mortgage loans in process of foreclosure	317	379
17

NOTE 5. Loan Servicing

Residential Mortgage Banking Activities

The following tables summarize residential mortgage banking activities. Mortgage and home equity loans managed exclude loans serviced for others with no other continuing involvement.

	March 31,	December 31,
	2015	2014
	(Dollars in millions)
Mortgage and home equity loans managed	$33,538	$33,742
Less:
LHFS	1,694	1,317
Mortgage loans acquired from FDIC	662	668
Mortgage loans sold with recourse	649	667
Mortgage loans held for investment	$30,533	$31,090

UPB of mortgage loan servicing portfolio	$114,658	$115,476
UPB of home equity loan servicing portfolio	6,421	6,781
UPB of residential mortgage and home equity loan servicing portfolio	$121,079	$122,257
UPB of residential mortgage loans serviced for others (primarily agency
conforming fixed rate)	$89,192	$90,230
Maximum recourse exposure from mortgage loans sold with recourse liability	346	344
Indemnification, recourse and repurchase reserves	88	94
FHA-insured mortgage loan reserve	85	85

The potential exposure related to losses incurred by the FHA on defaulted loans ranges from $25 million to $105 million.

	As Of / For The
	Three Months Ended March 31,
	2015	2014

	(Dollars in millions)
UPB of residential mortgage loans sold from the LHFS portfolio	$2,790	$2,875
Pre-tax gains recognized on mortgage loans sold and held for sale	38	15
Servicing fees recognized from mortgage loans serviced for others	68	69
Approximate weighted average servicing fee on the outstanding balance of
residential mortgage loans serviced for others	0.29%	0.30%
Weighted average interest rate on mortgage loans serviced for others	4.19	4.23

	Three Months Ended March 31,
	2015	2014

	(Dollars in millions)
Residential MSRs, carrying value, January 1,	$844	$1,047
Additions	26	33
Change in fair value due to changes in valuation inputs or assumptions:
Prepayment speeds	(76)	(34)
Weighted average OAS	5	(9)
Realization of expected net servicing cash flows, passage of time and other	(35)	(29)
Residential MSRs, carrying value, March 31,	$764	$1,008

Gains (losses) on derivative financial instruments used to mitigate the
income statement effect of changes in fair value	$81	$45

18

The sensitivity of the fair value of the residential MSRs to changes in key assumptions is included in the accompanying table:

	March 31, 2015				December 31, 2014
	Range		Weighted		Range		Weighted
	Min	Max	Average		Min	Max	Average

	(Dollars in millions)
Prepayment speed	12.5%	14.9%	14.0%		10.8%	12.8%	12.0%
Effect on fair value of a 10% increase			$(30)				$(30)
Effect on fair value of a 20% increase			(58)				(58)

OAS	8.9%	9.7%	9.1%		9.1%	9.9%	9.3%
Effect on fair value of a 10% increase			$(22)				$(26)
Effect on fair value of a 20% increase			(42)				(50)

Composition of loans serviced for others:
Fixed-rate residential mortgage loans			99.4%				99.4%
Adjustable-rate residential mortgage loans			0.6				0.6
Total			100.0%				100.0%

Weighted average life			5.1	yrs			5.7	yrs

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

Commercial Mortgage Banking Activities

CRE mortgage loans serviced for others are not included in loans and leases on the accompanying Consolidated Balance Sheets. The following table summarizes commercial mortgage banking activities for the periods presented:

	March 31,	December 31,
	2015	2014

	(Dollars in millions)
UPB of CRE mortgages serviced for others	$27,805	$27,599
CRE mortgages serviced for others covered by recourse provisions	4,235	4,264
Maximum recourse exposure from CRE mortgages
sold with recourse liability	1,267	1,278
Recorded reserves related to recourse exposure	7	7
Originated CRE mortgages during the year	1,304	5,265
19

NOTE 6. Deposits

A summary of deposits is presented in the accompanying table:

	March 31,	December 31,
	2015	2014

	(Dollars in millions)
Noninterest-bearing deposits	$41,414	$38,786
Interest checking	21,070	20,262
Money market and savings	53,198	50,604
Time deposits	15,547	19,388
Total deposits	$131,229	$129,040

Time deposits $100,000 and greater	$6,469	$9,782
Time deposits $250,000 and greater	2,531	5,753

NOTE 7. Long-Term Debt

	March 31,	December 31,
	2015	2014

	(Dollars in millions)
BB&T Corporation:
3.95% senior notes due 2016	$500	$500
3.20% senior notes due 2016	1,000	1,000
2.15% senior notes due 2017	749	749
1.60% senior notes due 2017	749	749
1.45% senior notes due 2018	500	500
Floating rate senior notes due 2018 (LIBOR-based, 1.13% at March 31, 2015)	400	400
2.05% senior notes due 2018	599	599
6.85% senior notes due 2019	539	539
2.25% senior notes due 2019	648	648
Floating rate senior notes due 2019 (LIBOR-based, 0.91% at March 31, 2015)	450	450
2.45% senior notes due 2020	1,298	1,298
Floating rate senior notes due 2020 (LIBOR-based, 0.95% at March 31, 2015)	200	200
5.20% subordinated notes due 2015	934	933
4.90% subordinated notes due 2017	354	353
5.25% subordinated notes due 2019	586	586
3.95% subordinated notes due 2022	298	298

Branch Bank:
1.45% senior notes due 2016	750	750
Floating rate senior notes due 2016 (LIBOR-based, 0.69% at March 31, 2015)	500	500
1.05% senior notes due 2016	500	500
1.00% senior notes due 2017	599	599
1.35% senior notes due 2017	750	750
2.30% senior notes due 2018	750	750
2.85% senior notes due 2021	699	699
5.63% subordinated notes due 2016	386	386
Floating rate subordinated notes due 2016 (LIBOR-based, 0.59% at March 31, 2015)	350	350
Floating rate subordinated note due 2017 (LIBOR-based, 0.56% at March 31, 2015)	262	262
3.80% subordinated notes due 2026	848	848

FHLB advances to Branch Bank:
Varying maturities to 2034	6,498	6,496

Other long-term debt	136	119

Fair value hedge-related basis adjustments	605	501
Total long-term debt	$23,437	$23,312

20

The following table reflects the carrying amounts and effective interest rates for long-term debt:

	March 31, 2015		December 31, 2014
	Carrying	Effective	Carrying	Effective
	Amount	Rate	Amount	Rate

	(Dollars in millions)
BB&T Corporation fixed rate senior notes	$6,706	2.20%	$6,669	2.39%
BB&T Corporation floating rate senior notes	1,050	1.09	1,050	1.07
BB&T Corporation fixed rate subordinated notes	2,363	2.15	2,362	2.30
Branch Bank fixed rate senior notes	4,086	1.52	4,060	1.72
Branch Bank floating rate senior notes	500	0.75	500	0.72
Branch Bank fixed rate subordinated notes	1,318	2.68	1,299	2.86
Branch Bank floating rate subordinated notes	612	3.45	612	3.27
FHLB advances (weighted average maturity of 5.7 years at March 31, 2015)	6,666	4.02	6,641	4.03
Other long-term debt	136		119
Total long-term debt	$23,437		$23,312

The effective rates above reflect the impact of cash flow and fair value hedges, as applicable. Subordinated notes with a remaining maturity of one year or greater qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.

NOTE 8. Shareholders’ Equity

The activity relating to options and RSUs during the period are presented in the following tables:

		Wtd. Avg.
		Exercise
	Options	Price

	(Shares in thousands)
Outstanding at January 1, 2015	28,374	$35.09
Granted	434	38.22
Exercised	(824)	29.10
Forfeited or expired	(5,585)	38.65
Outstanding at March 31, 2015	22,399	34.48

Exercisable at March 31, 2015	20,664	34.62

Exercisable and expected to vest at March 31, 2015	22,277	$34.50

		Wtd. Avg.
	Restricted	Grant Date
	Shares/Units	Fair Value

	(Shares in thousands)
Nonvested at January 1, 2015	12,075	$27.38
Granted	3,621	33.28
Vested	(2,450)	25.33
Forfeited	(79)	29.26
Nonvested at March 31, 2015	13,167	29.37
Expected to vest at March 31, 2015	12,045	29.40
21

NOTE 9. AOCI

Three Months Ended March 31, 2015	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total

	(Dollars in millions)
AOCI balance, January 1, 2015	$(626)	$(54)	$152	$(207)	$(16)	$(751)
OCI before reclassifications, net of tax	2	(67)	67	2	(5)	(1)
Amounts reclassified from AOCI:
Personnel expense	12	―	―	―	―	12
Interest income	―	―	(16)	―	1	(15)
Interest expense	―	21	―	―	―	21
FDIC loss share income, net	―	―	―	13	―	13
Total before income taxes	12	21	(16)	13	1	31
Less: Income taxes	5	8	(6)	5	―	12
Net of income taxes	7	13	(10)	8	1	19
Net change in AOCI	9	(54)	57	10	(4)	18
AOCI balance, March 31, 2015	$(617)	$(108)	$209	$(197)	$(20)	$(733)

Three Months Ended March 31, 2014	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total

	(Dollars in millions)
AOCI balance, January 1, 2014	$(303)	$2	$(42)	$(235)	$(15)	$(593)
OCI before reclassifications, net of tax	1	(2)	85	―	(5)	79
Amounts reclassified from AOCI:
Interest income	―	―	(8)	―	1	(7)
Interest expense	―	21	―	―	―	21
FDIC loss share income, net	―	―	―	10	―	10
Securities (gains) losses, net	―	―	(2)	―	―	(2)
Total before income taxes	―	21	(10)	10	1	22
Less: Income taxes	―	8	(4)	4	―	8
Net of income taxes	―	13	(6)	6	1	14
Net change in AOCI	1	11	79	6	(4)	93
AOCI balance, March 31, 2014	$(302)	$13	$37	$(229)	$(19)	$(500)

NOTE 10. Income Taxes

The effective tax rates for the three months ended March 31, 2015 and 2014 were 30.6% and 30.9%, respectively. Effective January 1, 2015, the Company adopted new accounting guidance related to investments in qualified affordable housing projects. See Note 12 “Commitments and Contingencies” for additional information.

In February 2010, BB&T received an IRS statutory notice of deficiency for tax years 2002-2007 asserting a liability for taxes, penalties and interest of approximately $892 million related to the disallowance of foreign tax credits and other deductions claimed by a subsidiary in connection with a financing transaction. BB&T paid the disputed tax, penalties and interest in March 2010 and filed a lawsuit seeking a refund in the U.S. Court of Federal Claims. On September 20, 2013, the court denied the refund claim. BB&T appealed the decision to the U.S. Court of Appeals for the Federal Circuit. Oral arguments were heard in the appeal on January 7, 2015; however, no decision has been rendered. As of March 31, 2015, the exposure for this financing transaction is fully reserved.

It is reasonably possible that the litigation associated with the financing transaction may conclude within the next twelve months; however, further proceedings could delay a final resolution. Changes in the amount of unrecognized tax benefits, penalties and interest could result in a benefit of up to approximately $700 million. The ultimate resolution of these matters may take longer.

22

NOTE 11. Benefit Plans

	Qualified Plan		Nonqualified Plans
Three Months Ended March 31,	2015	2014	2015	2014

	(Dollars in millions)
Service cost	$43	$33	$3	$3
Interest cost	34	31	4	4
Estimated return on plan assets	(81)	(74)	―	―
Amortization and other	12	―	4	3
Net periodic benefit cost	$8	$(10)	$11	$10

BB&T makes contributions to the qualified pension plan in amounts between the minimum required for funding and the maximum amount deductible for federal income tax purposes. Discretionary contributions totaling $117 million were made during the three months ended March 31, 2015. There are no required contributions for the remainder of 2015, though BB&T may elect to make additional contributions.

NOTE 12. Commitments and Contingencies

	As Of / For the Year-To-Date Period Ended
	March 31, 2015	December 31, 2014

	(Dollars in millions)
Letters of credit and financial guarantees	$3,422	$3,462
Carrying amount of the liability for letter of credit guarantees	24	22

Investments in affordable housing and historic building rehabilitation projects:
Carrying amount	1,515	1,416
Amount of future funding commitments included in carrying amount	536	459
Lending exposure	178	169
Tax credits subject to recapture	297	300
Amortization recognized in the provision for income taxes	46	161
Tax credits and other tax benefits recognized in the provision for income taxes	65	222

Investments in private equity and similar investments	366	329
Future funding commitments to consolidated private equity funds	184	202

Effective January 1, 2015, BB&T adopted new guidance related to investments in qualified affordable housing projects and elected the proportional amortization method to account for these investments. The following table summarizes the impact to certain previously reported amounts.

		Three Months Ended March 31, 2014

		(Dollars in millions)
Increase in other income		$34
Increase in provision for income taxes		(39)
Decrease in net income and net income available to common shareholders		$(5)

Decrease in diluted EPS		$(0.01)

	January 1,
	2015	2014

	(Dollars in millions)
Decrease to retained earnings	$(49)	$(29)
23

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

	March 31,	December 31,
	2015	2014

	(Dollars in millions)
Pledged securities	$14,859	$14,636
Pledged loans	67,312	67,248
24

NOTE 13. Fair Value Disclosures

Accounting standards define fair value as the exchange price that would be received on the measurement date to sell an asset or the price paid to transfer a liability in the principal or most advantageous market available to the entity in an orderly transaction between market participants, with a three level valuation input hierarchy.

The following tables present fair value information for assets and liabilities measured at fair value on a recurring basis:

March 31, 2015	Total	Level 1		Level 2	Level 3

	(Dollars in millions)
Assets:
Trading securities	$873		$303	$570	$	―
AFS securities:
U.S. Treasury	1,334		―	1,334		―
MBS issued by GSE	16,869		―	16,869		―
States and political subdivisions	1,970		―	1,970		―
Non-agency MBS	254		―	254		―
Other	41		5	36		―
Acquired from FDIC	1,206		―	487		719
LHFS	2,121		―	2,121		―
Residential MSRs	764		―	―		764
Derivative assets:
Interest rate contracts	1,403		―	1,373		30
Foreign exchange contracts	10		―	10		―
Private equity and similar investments	366		―	―		366
Total assets	$27,211		$308	$25,024		$1,879

Liabilities:
Derivative liabilities:
Interest rate contracts	$1,220	$	―	$1,213		$7
Foreign exchange contracts	8		―	8		―
Short-term borrowings	236		―	236		―
Total liabilities	$1,464	$	―	$1,457		$7

December 31, 2014	Total	Level 1		Level 2	Level 3

	(Dollars in millions)
Assets:
Trading securities	$482		$289	$193	$	―
AFS securities:
U.S. Treasury	1,231		―	1,231		―
MBS issued by GSE	16,154		―	16,154		―
States and political subdivisions	1,974		―	1,974		―
Non-agency MBS	264		―	264		―
Other	41		6	35		―
Acquired from FDIC	1,243		―	498		745
LHFS	1,423		―	1,423		―
Residential MSRs	844		―	―		844
Derivative assets:
Interest rate contracts	1,114		―	1,094		20
Foreign exchange contracts	8		―	8		―
Private equity and similar investments	329		―	―		329
Total assets	$25,107		$295	$22,874		$1,938

Liabilities:
Derivative liabilities:
Interest rate contracts	$1,007	$	―	$1,004		$3
Foreign exchange contracts	6		―	6		―
Short-term borrowings	148		―	148		―
Total liabilities	$1,161	$	―	$1,158		$3

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

The following tables summarize activity for Level 3 assets and liabilities:

Three Months Ended March 31, 2015	Acquired from FDIC Securities	Residential MSRs	Net Derivatives	Private Equity and Similar Investments

	(Dollars in millions)
Balance at January 1, 2015	$745	$844	$17	$329
Total realized and unrealized gains (losses):
Included in earnings:
Interest income	11	―	―	―
Mortgage banking income	―	(71)	28	―
Other noninterest income	―	―	(4)	16
Included in unrealized net holding gains (losses) in OCI	(14)	―	―	―
Purchases	―	―	―	42
Issuances	―	26	38	―
Sales	―	―	―	(19)
Settlements	(23)	(35)	(56)	(2)
Balance at March 31, 2015	$719	$764	$23	$366

Change in unrealized gains (losses) included in earnings for the period,
attributable to assets and liabilities still held at March 31, 2015	$11	$(71)	$23	$16

Three Months Ended March 31, 2014	Acquired from FDIC Securities	Residential MSRs	Net Derivatives	Private Equity and Similar Investments

	(Dollars in millions)
Balance at January 1, 2014	$861	$1,047	$(11)	$291
Total realized and unrealized gains (losses):
Included in earnings:
Interest income	15	―	―	―
Mortgage banking income	―	(43)	15	―
Other noninterest income	―	―	―	3
Included in unrealized net holding gains (losses) in OCI	(18)	―	―	―
Purchases	―	―	―	38
Issuances	―	33	12	―
Sales	―	―	―	(1)
Settlements	(26)	(29)	(12)	(3)
Balance at March 31, 2014	$832	$1,008	$4	$328

Change in unrealized gains (losses) included in earnings for the period,
attributable to assets and liabilities still held at March 31, 2014	$15	$(43)	$4	$2

BB&T’s policy is to recognize transfers between fair value levels as of the end of a reporting period. There were no transfers between fair value levels during the quarters ended March 31, 2015 and March 31, 2014.

The majority of BB&T’s private equity and similar investments are in SBIC qualified funds, which primarily focus on equity and subordinated debt investments in privately-held middle market companies. The majority of these investments are not redeemable and distributions are received as the underlying assets of the funds liquidate. The timing of distributions, which are expected to occur on various dates through 2025, is uncertain and dependent on various events such as recapitalizations, refinance transactions and ownership changes, among others. Excluding the investment of future funds, BB&T estimates these investments have a weighted average remaining life of approximately two years; however, the timing and amount of distributions may vary significantly. As of March 31, 2015, restrictions on the ability to sell the investments include, but are not limited to, consent of a majority member or general partner’s approval for transfer of ownership. BB&T’s investments are spread over numerous privately-held middle market companies, and thus the sensitivity to a change in fair value for any single investment is limited. The significant unobservable inputs for these investments are EBITDA multiples that ranged from 5x to 11x, with a weighted average of 8x, at March 31, 2015.

The following table details the fair value and UPB of LHFS that were elected to be carried at fair value:

	March 31, 2015			December 31, 2014
	Fair	Aggregate		Fair	Aggregate
	Value	UPB	Difference	Value	UPB	Difference

(Dollars in millions)
LHFS reported at fair value	$2,121	$2,086	$35	$1,423	$1,390	$33

Excluding government guaranteed, LHFS that were nonaccrual or 90 days or more past due and still accruing interest were not material at March 31, 2015.

The following table provides information about certain financial assets measured at fair value on a nonrecurring basis, which are primarily collateral dependent and may be subject to liquidity adjustments. These assets are considered to be Level 3 assets (excludes acquired from FDIC):

	As Of / For the Year-To-Date Period Ended
	March 31, 2015		December 31, 2014
	Carrying Value	Valuation Adjustments	Carrying Value	Valuation Adjustments

	(Dollars in millions)
Impaired loans	$117	$(12)	$109	$(52)
Foreclosed real estate	90	(40)	87	(176)

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

Financial assets and liabilities not recorded at fair value are summarized below:

	Carrying	Total
March 31, 2015	Amount	Fair Value	Level 2	Level 3

	(Dollars in millions)
Financial assets:
HTM securities	$20,415	$20,658	$20,658	$	―
Loans and leases, net of ALLL excluding acquired from FDIC	117,389	117,237	―		117,237
Acquired from FDIC loans, net of ALLL	1,053	1,253	―		1,253
FDIC loss share receivable	444	72	―		72

Financial liabilities:
Deposits	131,229	131,395	131,395		―
FDIC loss share payable	700	697	―		697
Long-term debt	23,437	24,262	24,262		―

	Carrying	Total
December 31, 2014	Amount	Fair Value	Level 2	Level 3

	(Dollars in millions)
Financial assets:
HTM securities	$20,240	$20,313	$20,313	$	―
Loans and leases, net of ALLL excluding acquired from FDIC	117,259	117,268	―		117,268
Acquired from FDIC loans, net of ALLL	1,151	1,337	―		1,337
FDIC loss share receivable	534	123	―		123

Financial liabilities:
Deposits	129,040	129,259	129,259		―
FDIC loss share payable	697	696	―		696
Long-term debt	23,312	24,063	24,063		―

The following is a summary of selected information pertaining to off-balance sheet financial instruments:

	March 31, 2015		December 31, 2014
	Notional/		Notional/
	Contract		Contract
	Amount	Fair Value	Amount	Fair Value

	(Dollars in millions)
Commitments to extend, originate or purchase credit	$51,588	$104	$49,333	$97
Residential mortgage loans sold with recourse	649	9	667	9
Other loans sold with recourse	4,235	7	4,264	7
Letters of credit and financial guarantees	3,422	24	3,462	22
30

NOTE 14. Derivative Financial Instruments

Derivative Classifications and Hedging Relationships

		March 31, 2015				December 31, 2014
	Hedged Item or	Notional	Fair Value			Notional	Fair Value
	Transaction	Amount	Gain		Loss	Amount	Gain		Loss

		(Dollars in millions)
Cash flow hedges:
Interest rate contracts:
Pay fixed swaps	3 mo. LIBOR funding	$9,300	$	―	$(374)	$9,300	$	―	$(289)

Fair value hedges:
Interest rate contracts:
Receive fixed swaps	Long-term debt	11,902		392	―	11,902		269	(5)
Pay fixed swaps	Commercial loans	162		―	(3)	161		―	(3)
Pay fixed swaps	Municipal securities	314		―	(132)	336		―	(126)
Total		12,378		392	(135)	12,399		269	(134)

Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Receive fixed swaps		8,012		388	―	7,995		350	(3)
Pay fixed swaps		8,221		―	(413)	8,163		1	(375)
Other swaps		1,365		5	(7)	1,372		5	(7)
Other		362		1	(1)	528		1	(1)
Forward commitments		7,400		17	(23)	5,326		10	(12)
Foreign exchange contracts		544		10	(8)	571		8	(6)
Total		25,904		421	(452)	23,955		375	(404)

Mortgage banking:
Interest rate contracts:
Interest rate lock commitments		2,969		30	(1)	1,566		20	―
When issued securities, forward rate agreements and forward
	commitments	4,358		7	(30)	2,623		3	(25)
Other		767		9	(2)	916		7	―
Total		8,094		46	(33)	5,105		30	(25)

MSRs:
Interest rate contracts:
Receive fixed swaps		4,122		279	―	4,119		215	(1)
Pay fixed swaps		4,488		―	(192)	4,362		1	(124)
Option trades		9,775		268	(42)	9,350		229	(36)
When issued securities, forward rate agreements and forward
	commitments	3,531		7	―	3,731		3	―
Total		21,916		554	(234)	21,562		448	(161)
	Total derivatives not designated as hedges	55,914		1,021	(719)	50,622		853	(590)
Total derivatives		$77,592		1,413	(1,228)	$72,321		1,122	(1,013)

Gross amounts not offset in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements not offset due to policy election				(748)	748			(629)	629
Cash collateral (received) posted				(307)	418			(190)	342
Net amount				$358	$(62)			$303	$(42)
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

The Effect of Derivative Instruments on the Consolidated Statements of Income
Three Months Ended March 31, 2015 and 2014

	Effective Portion
	Pre-tax Gain			Pre-tax Gain (Loss)
	(Loss) Recognized			Reclassified from
	in AOCI		Location of Amounts	AOCI into Income
	2015	2014	Reclassified from AOCI into Income	2015	2014

	(Dollars in millions)
Cash flow hedges:
Interest rate contracts	$(107)	$(3)	Total interest expense	$(21)	$(21)

				Pre-tax Gain
				(Loss) Recognized
			Location of Amounts	in Income
			Recognized in Income	2015	2014

				(Dollars in millions)
Fair value hedges:
Interest rate contracts			Total interest income	$(5)	$(5)
Interest rate contracts			Total interest expense	68	53
Total				$63	$48

Not designated as hedges:
Client-related and other risk management:
Interest rate contracts			Other noninterest income	$1	$5
Foreign exchange contracts			Other noninterest income	8	4
Mortgage banking:
Interest rate contracts			Mortgage banking income	7	(10)
MSRs:
Interest rate contracts			Mortgage banking income	81	45
Total				$97	$44

32

The following table provides a summary of derivative strategies and the related accounting treatment:

	Cash Flow Hedges	Fair Value Hedges	Derivatives Not Designated as Hedges

Risk exposure	Variability in cash flows of interest payments on floating rate business loans, overnight funding, FHLB advances, medium-term bank notes and long-term debt.	Losses in value on fixed rate long-term debt, CDs, FHLB advances, loans and state and political subdivision securities due to changes in interest rates.	Risk associated with an asset or liability, including mortgage banking operations and MSRs, or for client needs. Includes exposure to changes in market rates and conditions subsequent to the interest rate lock and funding date for mortgage loans originated for sale.

Risk management objective	Hedge the variability in the interest payments and receipts on future cash flows for forecasted transactions related to the first unhedged payments and receipts of variable interest.	Convert the fixed rate paid or received to a floating rate, primarily through the use of swaps.	For interest rate lock commitment derivatives and LHFS, use mortgage-based derivatives such as forward commitments and options to mitigate market risk. For MSRs, mitigate the income statement effect of changes in the fair value of the MSRs.

Treatment for portion that is highly effective	Recognized in OCI until the related cash flows from the hedged item are recognized in earnings.	Recognized in current period income along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged.	Entire change in fair value recognized in current period income.

Treatment for portion that is ineffective	Recognized in current period income.	Recognized in current period income.	Not applicable

Treatment if hedge ceases to be highly effective or is terminated	Hedge is dedesignated. Effective changes in value that are recorded in OCI before dedesignation are amortized to yield over the period the forecasted hedged transactions impact earnings.	If hedged item remains outstanding, termination proceeds are included in cash flows from financing activities and effective changes in value are reflected as part of the carrying value of the financial instrument and amortized to earnings over its estimated remaining life.	Not applicable

Treatment if transaction is no longer probable of occurring during forecast period or within a short period thereafter	Hedge accounting is ceased and any gain or loss in OCI is reported in earnings immediately.	Not applicable	Not applicable

33

The following table presents information about BB&T's cash flow and fair value hedges:

	March 31,		December 31,
	2015		2014

	(Dollars in millions)
Cash flow hedges:
Net unrecognized after-tax loss on active hedges recorded in AOCI	$(234)		$(181)
Net unrecognized after-tax gain on terminated hedges recorded in AOCI
(to be recognized in earnings primarily from 2016 through 2021)	126		127
Estimated portion of net after-tax loss on active and terminated hedges
to be reclassified from AOCI into earnings during the next 12 months	(51)		(51)
Maximum time period over which BB&T has hedged a portion of the variability in future cash flows for forecasted transactions excluding those transactions
relating to the payment of variable interest on existing instruments	7	yrs	8	yrs

Fair value hedges:
Unrecognized pre-tax net gain on terminated hedges (to be recognized
as interest primarily through 2019)	$198		$227
Portion of pre-tax net gain on terminated hedges to be recognized as a change
in interest during the next 12 months	83		88

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

	March 31,	December 31,
	2015	2014

	(Dollars in millions)
Cash collateral received from dealer counterparties	$308	$191
Derivatives in a net gain position secured by that collateral	316	201
Unsecured positions in a net gain with dealer counterparties after collateral postings	8	10

Cash collateral posted to dealer counterparties	219	227
Derivatives in a net loss position secured by that collateral	221	231
Additional collateral that would have been posted had BB&T's credit ratings
dropped below investment grade	3	3

Cash collateral, including initial margin, posted to central clearing parties	201	114
Derivatives in a net loss position secured by that collateral	223	129
Securities pledged to central clearing parties	205	116
34

NOTE 15. Computation of EPS

BB&T’s basic and diluted EPS calculations are presented in the following table:

	Three Months Ended March 31,
	2015	2014

	(Dollars in millions, except per
	share data, shares in thousands)
Net income available to common shareholders	$488	$496

Weighted average number of common shares	721,639	712,842
Effect of dilutive outstanding equity-based awards	9,872	11,441
Weighted average number of diluted common shares	731,511	724,283

Basic EPS	$0.68	$0.70

Diluted EPS	$0.67	$0.68

Anti-dilutive awards	11,543	15,255

NOTE 16. Operating Segments

As a result of new qualified mortgage regulations, during January 2014 approximately $8.3 billion of closed-end, first and second lien position residential mortgage loans were transferred from Community Banking to Residential Mortgage Banking based on a change in how these loans are managed. In connection with this transfer, $319 million of goodwill was transferred from Community Banking to Residential Mortgage Banking.

Reportable Segments
Three Months Ended March 31, 2015 and 2014

	Community		Residential		Dealer		Specialized
	Banking		Mortgage Banking		Financial Services		Lending
	2015	2014	2015	2014	2015	2014	2015	2014

	(Dollars in millions)
Net interest income (expense)	$426	$424	$341	$378	$217	$202	$147	$138
Net intersegment interest income (expense)	283	299	(232)	(251)	(42)	(38)	(42)	(34)
Segment net interest income	709	723	109	127	175	164	105	104
Allocated provision for loan and lease losses	13	16	(12)	(20)	64	73	19	9
Noninterest income	270	278	84	60	―	1	64	49
Intersegment net referral fees (expense)	30	27	―	1	―	―	―	―
Noninterest expense	369	380	80	86	32	29	59	51
Amortization of intangibles	6	8	―	―	―	―	1	1
Allocated corporate expenses	291	285	22	21	9	7	15	14
Income (loss) before income taxes	330	339	103	101	70	56	75	78
Provision (benefit) for income taxes	120	124	39	38	27	21	18	19
Segment net income (loss)	$210	$215	$64	$63	$43	$35	$57	$59

Identifiable assets (period end)	$55,277	$55,290	$34,323	$36,050	$14,012	$11,823	$18,661	$16,146

					Other, Treasury		Total BB&T
	Insurance Services		Financial Services		and Corporate (1)		Corporation
	2015	2014	2015	2014	2015	2014	2015	2014

	(Dollars in millions)
Net interest income (expense)	$1	$ ―	$49	$42	$131	$163	$1,312	$1,347
Net intersegment interest income (expense)	2	1	72	63	(41)	(40)	―	―
Segment net interest income	3	1	121	105	90	123	1,312	1,347
Allocated provision for loan and lease losses	―	―	24	―	(9)	(18)	99	60
Noninterest income	442	431	199	178	(62)	(70)	997	927
Intersegment net referral fees (expense)	―	―	5	4	(35)	(32)	―	―
Noninterest expense	302	303	163	148	396	365	1,401	1,362
Amortization of intangibles	12	13	1	1	1	―	21	23
Allocated corporate expenses	25	17	31	30	(393)	(374)	―	―
Income (loss) before income taxes	106	99	106	108	(2)	48	788	829
Provision (benefit) for income taxes	34	24	40	41	(37)	(11)	241	256
Segment net income (loss)	$72	$75	$66	$67	$35	$59	$547	$573

Identifiable assets (period end)	$2,811	$3,070	$14,012	$10,883	$50,132	$51,418	$189,228	$184,680

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.
35

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, regarding the financial condition, results of operations, business plans and the future performance of BB&T that are based on the beliefs and assumptions of the management of BB&T and the information available to management at the time that these disclosures were prepared. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “projects,” “may,” “will,” “should,” “could,” and other similar expressions are intended to identify these forward-looking statements. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. Such factors include, but are not limited to, the following:

•	general economic or business conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit, insurance or other services;

•	disruptions to the national or global financial markets, including the impact of a downgrade of U.S. government obligations by one of the credit ratings agencies and the adverse effects of recessionary conditions in Europe;

•	changes in the interest rate environment and cash flow reassessments may reduce NIM and/or the volumes and values of loans made or held as well as the value of other financial assets held;

•	competitive pressures among depository and other financial institutions may increase significantly;

•	legislative, regulatory or accounting changes, including changes resulting from the adoption and implementation of the Dodd-Frank Act may adversely affect the businesses in which BB&T is engaged;

•	local, state or federal taxing authorities may take tax positions that are adverse to BB&T;

•	a reduction may occur in BB&T’s credit ratings;

•	adverse changes may occur in the securities markets;

•	competitors of BB&T may have greater financial resources and develop products that enable them to compete more successfully than BB&T and may be subject to different regulatory standards than BB&T;

•	cyber-security risks, including “denial of service,” “hacking” and “identity theft,” could adversely affect our business and financial performance, or our reputation;

•	natural or other disasters could have an adverse effect on BB&T in that such events could materially disrupt BB&T’s operations or the ability or willingness of BB&T’s customers to access the financial services BB&T offers;

•	costs related to the integration of the businesses of BB&T and its merger partners may be greater than expected;

•	expected cost savings or revenue growth associated with completed mergers and acquisitions may not be fully realized or realized within the expected time frames;

•	significant litigation could have a material adverse effect on BB&T;

•	deposit attrition, customer loss and/or revenue loss following completed mergers and acquisitions may be greater than expected;

•	failure to correctly implement or properly utilize the remaining components of the Company’s new ERP system could result in impairment charges that adversely impact BB&T’s financial condition and results of operations and could result in significant additional costs; and
36

•	failure to execute on strategic or operational plans, including the ability to successfully complete and/or integrate mergers and acquisitions, could adversely impact BB&T’s financial condition and results of operations.

These and other risk factors are more fully described in this report and in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2014 under the sections entitled “Item 1A. Risk Factors” and from time to time, in other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those expressed in or implied by any forward-looking statements. Except to the extent required by applicable law or regulation, BB&T undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

Regulatory Considerations

BB&T and its affiliates are subject to numerous examinations by federal and state banking regulators, as well as the SEC, FINRA, and various state insurance and securities regulators. BB&T has from time to time received requests for information from regulatory authorities in various states, including state insurance commissions and state attorneys general, securities regulators and other regulatory authorities, concerning their business practices. Such requests are considered incidental to the normal conduct of business. Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2014 for additional disclosures with respect to laws and regulations affecting BB&T.

Amendments to the Capital Plan and Stress Test Rules

During 2014, the FRB amended the start date of the capital plan and stress test cycles from October 1 to January 1 of the following calendar year. The FRB also amended the capital plan rule to limit a BHC’s ability to make capital distributions to the extent the BHC’s actual capital issuances are less than the amount indicated in its capital plan under baseline conditions, measured on a quarterly basis.

The FDIC revised the annual stress testing requirements for state non-member banks and state savings associations with total consolidated assets of more than $10 billion. FDIC regulations require covered banks to conduct annual stress tests, report the results of such stress tests to the FDIC and the FRB and publicly disclose a summary of the results. The FDIC modified the “as-of” dates for financial data that covered banks will use to perform their stress tests as well as the reporting dates and public disclosure dates of the annual stress tests. The revisions to the regulations will become effective January 1, 2016.

Home Mortgage Disclosure (Regulation C)

During 2015, the CFPB published proposed amendments to Regulation C to implement changes to HMDA made by section 1094 of the Dodd-Frank Act. Specifically, the CFPB proposed several changes to revise the tests for determining which financial institutions and housing-related credit transactions are covered under HMDA. The CFPB also proposes to require financial institutions to report new data points identified in the Dodd-Frank Act, as well as other data points the CFPB believes may be necessary to carry out the purposes of HMDA. Further, the CFPB proposes to better align the requirements of Regulation C to existing industry standards where practicable. To improve the quality and timeliness of HMDA data, the CFPB proposed to require financial institutions with large numbers of reported transactions to submit their HMDA data on a quarterly, rather than an annual, basis. A final rule is expected to be issued during 2015.

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

Foreign Account Tax Compliance Act and Conforming Regulations

During 2014, the IRS issued Notice 2014-33 (the “Notice”) regarding FATCA and its related withholding provisions. The Notice announces that calendar years 2014 and 2015 will be regarded as a transition period for purposes of IRS enforcement and administration with respect to the implementation of FATCA by withholding agents, foreign financial institutions and other entities with IRC chapter 4 responsibilities. The Notice also announces the IRS’s intention to further amend the regulations under Sections 1441, 1442, 1471, and 1472 of the IRC. Prior to the IRS issuing these amendments, taxpayers may rely on the provisions of the Notice regarding the proposed amendments to the regulations. The transition period and other guidance described in the Notice are intended to facilitate an orderly transition for withholding agent and foreign financial institution compliance with FATCA’s requirements and respond to comments regarding certain aspects of the regulations under chapters 3 and 4 of the IRC. BB&T expects to be in compliance with FATCA and its related provisions by the applicable effective dates.

U.S. Implementation of Basel III

The Basel III capital requirements became effective on January 1, 2015. As a result, capital information presented for the quarter ended March 31, 2015 is based on the Basel III requirements, while prior period capital data is based on the former requirements under Basel I. See the section titled “Capital” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

Executive Summary

Consolidated net income available to common shareholders for the first quarter of 2015 was $488 million, a decrease of $8 million compared to the same quarter of 2014. On a diluted per common share basis, earnings for the first quarter of 2015 were $0.67 compared to $0.68 for the first quarter of 2014.

Effective January 1, 2015, BB&T adopted new guidance related to the accounting for investments in qualified affordable housing projects. For prior periods, amortization expense related to qualifying investments in low income housing tax credits was reclassified from other income to provision for income taxes, and the amount of amortization and tax benefits recognized was revised as a result of the adoption of the proportional amortization method. See Note 12 “Commitments and Contingencies” for additional information.

BB&T’s results of operations for the first quarter of 2015 produced an annualized return on average assets of 1.18%, an annualized return on average risk-weighted assets of 1.48%, and an annualized return on average common shareholders’ equity of 9.05%, compared to ratios in the first quarter of 2014 of 1.27%, 1.69% and 9.77%, respectively.

Total revenues were $2.3 billion for the first quarter of 2015, up $34 million compared to the first quarter of 2014 as a $70 million increase in noninterest income was partially offset by a $36 million decrease in taxable-equivalent net interest income.

Net interest margin was 3.33%, compared to 3.52% for the first quarter of 2014. Average earning assets increased $5.0 billion, or 3.2%, while average interest-bearing liabilities decreased $667 million, or 0.6%. The annualized yield on the total loan portfolio for the first quarter was 4.23%, a decrease of 35 basis points compared to the earlier quarter, which primarily reflects lower yields on new loans and continued runoff of higher yielding loans acquired from the FDIC. The annualized fully taxable-equivalent yield on the average securities portfolio for the first quarter was 2.47%, one basis point lower than the earlier period.

The average annualized cost of interest-bearing deposits was 0.25%, a decline of two basis points compared to the first quarter of 2014. The average annualized rate paid on long-term debt was 2.18%, a decrease of 31 basis points compared to the earlier quarter. This decrease was the result of lower rates on new issues during the last twelve months and the early extinguishment of higher cost FHLB advances during the third quarter of 2014.

The $70 million increase in noninterest income was primarily driven by higher mortgage banking income and insurance income, which increased $36 million and $13 million, respectively.

The provision for credit losses increased $39 million compared to the first quarter of 2014 primarily due to a reserve release in the earlier quarter. Net charge-offs for the first quarter of 2015, excluding loans acquired from the FDIC, totaled $100 million, down $56 million compared to the earlier quarter.

Noninterest expense was $1.4 billion for the first quarter of 2015, an increase of $37 million compared to the first quarter of 2014. This increase was driven by a $48 million increase in personnel expense and a $15 million increase in other expense, partially offset by a $13 million decrease in loan-related expense and other smaller decreases.

The provision for income taxes was $241 million for the first quarter of 2015, compared to $256 million for the first quarter of 2014. This produced an effective tax rate for the first quarter of 2015 of 30.6%, compared to 30.9% for the first quarter of 2014.

The Company released the results of its annual company-run stress tests and announced that the FRB accepted its capital plan and did not object to the Company’s proposed capital actions. The proposed capital actions include an increase in the quarterly dividend from $0.24 to $0.27 and the authorization of cumulative share buybacks of up to $820 million beginning during the third quarter of 2015. The plan also incorporates the previously announced acquisitions.

The Company completed the acquisition of 41 branches in Texas, which added approximately $1.9 billion in deposits. The Company also announced an agreement to increase its partnership interest in AmRisc, LP and to sell American Coastal Insurance Company, which is expected to result in a loss upon sale of approximately $30 million to $40 million as a result of allocating goodwill upon disposal.

During the first quarter of 2015, the Company completed the implementation of certain components of the general ledger portion of its new ERP system.

Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2014 for additional information with respect to BB&T’s recent accomplishments and significant challenges.

Analysis Of Results Of Operations

Net Interest Income and NIM

First Quarter 2015 compared to First Quarter 2014

Net interest income on a FTE basis was $1.3 billion for the first quarter of 2015, a decrease of 2.6% compared to the same period in 2014. The decrease in net interest income was driven by a $54 million decrease in interest income, partially offset by an $18 million decrease in funding costs compared to the same quarter of the prior year. Average earning assets increased $5.0 billion, while average interest-bearing liabilities decreased $667 million. Net interest margin was 3.33%, compared to 3.52% for the earlier quarter. The decline in NIM was primarily driven by lower earning asset yields and continued runoff of assets acquired from the FDIC, partially offset by improved funding costs.

The annualized FTE yield on the average securities portfolio for the first quarter was 2.47%, which was one basis point lower than the earlier period.

The annualized FTE yield on the total loan portfolio for the first quarter was 4.23%, a decrease of 35 basis points compared to the earlier quarter, which primarily reflects lower yields on new loans and the continued runoff of higher yielding loans acquired from the FDIC.

The average annualized cost of interest-bearing deposits was 0.25%, a decline of two basis points compared to the earlier quarter. This decrease was primarily due to improvement in deposit mix, as lower-cost interest checking balances increased while higher-cost time deposits declined. The average annualized FTE rate paid on short-term borrowings was 0.11% for the first quarter of 2015, flat compared to the same period of the prior year. The average annualized rate paid on long-term debt was 2.18%, a decrease of 31 basis points compared to the earlier quarter. This decrease was the result of lower rates on new issues during the last twelve months and the early extinguishment of higher cost FHLB advances during the third quarter of 2014.

The following table sets forth the major components of net interest income and the related annualized yields and rates as well as the variances between the periods caused by changes in interest rates versus changes in volumes. Changes attributable to the mix of assets and liabilities have been allocated proportionally between the changes due to rate and the changes due to volume.

Table 1
FTE Net Interest Income and Rate / Volume Analysis (1)
Three Months Ended March 31, 2015 and 2014

	Average Balances (7)		Annualized Yield/Rate		Income/Expense		Increase	Change due to
	2015	2014	2015	2014	2015	2014	(Decrease)	Rate		Volume

	(Dollars in millions)
Assets
Total securities, at amortized cost (2)
U.S. Treasury	$2,497	$1,634	1.49%	1.50%	$9	$6	$3	$	―	$3
GSE	5,394	5,603	2.13	2.09	29	29	―		1	(1)
MBS issued by GSE	29,679	29,339	2.04	2.04	153	150	3		―	3
States and political subdivisions	1,823	1,833	5.80	5.77	26	26	―		―	―
Non-agency MBS	228	259	7.87	6.99	4	5	(1)		1	(2)
Other	643	477	1.39	1.57	2	2	―		―	―
Acquired from FDIC	869	972	14.46	12.86	31	31	―		3	(3)
Total securities	41,133	40,117	2.47	2.48	254	249	5		5	―
Other earning assets (3)	1,999	1,875	3.13	3.30	16	15	1		(1)	2
Loans and leases, net of unearned income (4)(5)
Commercial:
Commercial and industrial	41,448	38,435	3.19	3.43	326	325	1		(24)	25
CRE-income producing properties	10,680	10,293	3.39	3.57	89	91	(2)		(5)	3
CRE-construction and development	2,734	2,454	3.32	3.64	22	22	―		(2)	2
Direct retail lending (6)	8,191	9,349	4.08	4.28	82	99	(17)		(4)	(13)
Sales finance	10,498	9,428	2.63	2.84	68	66	2		(5)	7
Revolving credit	2,385	2,357	8.85	8.78	52	51	1		―	1
Residential mortgage (6)	30,427	30,635	4.11	4.26	312	325	(13)		(11)	(2)
Other lending subsidiaries	11,318	10,236	8.92	9.42	249	238	11		(13)	24
Total loans and leases held for investment (excluding loans acquired from FDIC)	117,681	113,187	4.13	4.34	1,200	1,217	(17)		(64)	47
Acquired from FDIC	1,156	1,874	15.85	18.65	45	86	(41)		(12)	(29)
Total loans and leases held for investment	118,837	115,061	4.24	4.58	1,245	1,303	(58)		(76)	18
LHFS	1,398	1,311	3.61	4.46	13	15	(2)		(3)	1
Total loans and leases	120,235	116,372	4.23	4.58	1,258	1,318	(60)		(79)	19
Total earning assets	163,367	158,364	3.77	4.03	1,528	1,582	(54)		(75)	21
Nonearning assets	23,930	24,064
Total assets	$187,297	$182,428

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$20,623	$18,615	0.07	0.07	4	3	1		―	1
Money market and savings	51,644	48,767	0.17	0.13	22	15	7		6	1
Time deposits	17,000	21,935	0.71	0.75	29	42	(13)		(2)	(11)
Foreign deposits - interest-bearing	563	1,009	0.08	0.06	―	―	―		―	―
Total interest-bearing deposits	89,830	90,326	0.25	0.27	55	60	(5)		4	(9)
Short-term borrowings	3,539	4,321	0.11	0.11	1	1	―		―	―
Long-term debt	23,043	22,432	2.18	2.49	125	138	(13)		(17)	4
Total interest-bearing liabilities	116,412	117,079	0.63	0.69	181	199	(18)		(13)	(5)
Noninterest-bearing deposits	39,701	35,392
Other liabilities	6,618	6,724
Shareholders’ equity	24,566	23,233
Total liabilities and shareholders’ equity	$187,297	$182,428
Average interest rate spread			3.14%	3.34%
NIM/net interest income			3.33%	3.52%	$1,347	$1,383	$(36)		$(62)	$26
Taxable-equivalent adjustment					$35	$36

(1)	Yields are stated on a FTE basis assuming tax rates in effect for the periods presented.
(2)	Total securities include AFS securities and HTM securities.
(3)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, trading securities, FHLB stock and other earning assets.
(4)	Loan fees, which are not material for any of the periods shown, are included for rate calculation purposes.
(5)	NPLs are included in the average balances.
(6)	During the first quarter of 2014, $8.3 billion in loans were transferred from direct retail lending to residential mortgage.
(7)	Excludes basis adjustments for fair value hedges.
40

Provision for Credit Losses

First Quarter 2015 compared to First Quarter 2014

The provision for credit losses totaled $99 million for the first quarter of 2015, an increase of $39 million compared to the same period of the prior year. This increase is primarily driven by the commercial and industrial portfolio, which had a provision of $33 million compared to an earlier quarter benefit of $7 million. This change reflects stabilization in the rate of credit improvement related to the commercial and industrial portfolio.

The provision related to reserve for unfunded lending commitments increased $17 million primarily due to changes in mix, while the provision for the other lending subsidiaries portfolio declined $16 million due to continued strong credit quality.

Net charge-offs were $101 million for the first quarter of 2015 and $159 million for the first quarter of 2014. Net charge-offs were 0.34% of average loans and leases on an annualized basis for the first quarter of 2015, compared to 0.56% of average loans and leases for the same period in 2014.

Noninterest Income

First Quarter 2015 compared to First Quarter 2014

Noninterest income for the first quarter of 2015 increased $70 million, or 7.6%, compared to the earlier quarter. This increase was primarily driven by higher mortgage banking income and insurance income.

Mortgage banking income totaled $110 million for the first quarter of 2015, compared to $74 million for the first quarter of 2014. This increase reflects higher gains on sales of loans, favorable mortgage servicing rights valuation adjustments and improvement in commercial mortgage fee income due to higher loan volume.

Insurance income was a record $440 million for the quarter, an increase of $13 million compared to the earlier period. This was the result of higher property and casualty insurance commissions and continued strength across the various insurance businesses.

The remaining categories of noninterest income totaled $447 million for the current quarter, compared to $426 million for the first quarter of 2014. The net increase was primarily due to higher transaction volumes.

Noninterest Expense

First Quarter 2015 compared to First Quarter 2014

Noninterest expense totaled $1.4 billion for the first quarter of 2015, an increase of $37 million compared to the same period of 2014. The increase was primarily driven by higher personnel expense and other expense, partially offset by lower loan-related expense.

The increase in personnel expense of $48 million reflects an $18 million increase in qualified pension plan expense that was driven by higher amortization of net actuarial losses and higher service cost. Personnel expense also increased due to higher production-related incentives due to strong performance at fee income-generating businesses and an increase in employee health costs, partially offset by approximately 1,600 fewer full-time equivalent employees.

Other expense was $15 million higher than the earlier quarter primarily due to current period charges associated with vacated property, prior period gains on sales of property and higher current period depreciation on property held under operating leases due to an increase in the size of the portfolio.

The decrease in loan-related expense of $13 million was primarily due to a reduction in residential mortgage reserves compared to the prior period.

Other categories of noninterest expense totaled $335 million for the current quarter, compared to $348 million for the same period of 2014. This decline reflects continued expense control and a lower volume of projects.

Provision for Income Taxes

First Quarter 2015 compared to First Quarter 2014

The provision for income taxes was $241 million for the first quarter of 2015, compared to $256 million for the earlier quarter. This produced an effective tax rate for the first quarter of 2015 of 30.6%, compared to 30.9% for the earlier quarter.

Segment Results

See Note 16 “Operating Segments” in the “Notes to Consolidated Financial Statements” contained herein and BB&T’s Annual Report on Form 10-K for the year ended December 31, 2014, for additional disclosures related to BB&T’s reportable business segments. Fluctuations in noninterest income and noninterest expense incurred directly by the segments are more fully discussed in the “Noninterest Income” and “Noninterest Expense” sections above.

Table 2
BB&T Corporation
Net Income by Reportable Segments

	Three Months Ended March 31,
	2015	2014

	(Dollars in millions)
Community Banking	$210	$215
Residential Mortgage Banking	64	63
Dealer Financial Services	43	35
Specialized Lending	57	59
Insurance Services	72	75
Financial Services	66	67
Other, Treasury and Corporate	35	59
BB&T Corporation	$547	$573

First Quarter 2015 compared to First Quarter 2014

Community Banking

Community Banking serves individual and business clients by offering a variety of loan and deposit products and other financial services. The segment is primarily responsible for acquiring and maintaining client relationships.

Community Banking net income was $210 million for the first quarter of 2015, a decrease of $5 million compared to the earlier quarter. Segment net interest income decreased $14 million, primarily driven by lower rates on new loans and lower funding spreads on deposits, partially offset by growth in commercial real estate and direct retail loans. Noninterest income decreased $8 million, primarily due to lower service charges on deposits, international factoring commissions and letter of credit fees. The allocated provision for credit losses decreased $3 million as the result of lower commercial and retail loan net charge-offs. Noninterest expense decreased $11 million driven by lower personnel, professional services, regulatory and loan processing expense, partially offset by higher franchise taxes.

Residential Mortgage Banking

Residential Mortgage Banking retains and services mortgage loans originated by BB&T as well as those purchased from various correspondent originators. Mortgage loan products include fixed and adjustable-rate government guaranteed and conventional loans for the purpose of constructing, purchasing or refinancing residential properties. Substantially all of the properties are owner-occupied.

Residential Mortgage Banking net income was $64 million for the first quarter of 2015, an increase of $1 million over the earlier quarter. Segment net interest income decreased $18 million, primarily the result of strategic loan sales during 2014, lower rates on new loans and a current strategy of selling substantially all conforming mortgage loan production. Noninterest income increased $24 million, driven by higher gains on residential mortgage loan production and sales and an increase in net mortgage servicing rights valuation adjustments. The allocated provision for credit losses reflected a benefit of $12 million in the first quarter of 2015, compared to a benefit of $20 million in the earlier quarter, primarily due to a moderation in the rate of improvement in loss severity trends. Noninterest expense decreased $6 million, driven by lower loan processing and personnel expense.

Dealer Financial Services

Dealer Financial Services primarily originates loans to consumers for the purchase of automobiles. These loans are originated on an indirect basis through approved franchised and independent automobile dealers throughout BB&T’s market area through BB&T Dealer Finance, and on a national basis through Regional Acceptance Corporation. Dealer Financial Services also originates loans for the purchase of recreational and marine vehicles and, in conjunction with the Community Bank, provides financing and servicing to dealers for their inventories.

Dealer Financial Services net income was $43 million for the first quarter of 2015, an increase of $8 million over the earlier quarter. Segment net interest income increased $11 million, primarily driven by growth in the Dealer Finance and Regional Acceptance loan portfolios and the inclusion of dealer floor plan loans in the segment during the current quarter. The allocated provision for credit losses decreased $9 million, primarily due to lower charge-offs related to the non-prime automobile loan portfolio.

Specialized Lending

Specialized Lending consists of businesses that provide specialty finance alternatives to commercial and consumer clients including: commercial finance, mortgage warehouse lending, tax-exempt financing for local governments and special-purpose districts, equipment leasing, full-service commercial mortgage banking, commercial and retail insurance premium finance, dealer-based financing of equipment for consumers and small businesses, and direct consumer finance.

Specialized Lending net income was $57 million for the first quarter of 2015, a decrease of $2 million compared to the earlier quarter. Noninterest income increased $15 million, driven by higher commercial mortgage and operating lease income. The allocated provision for credit losses increased $10 million as the rate of improvement in credit trends has stabilized and the commercial finance loan portfolio experienced higher charge-offs. Noninterest expense increased $8 million, primarily due to higher personnel expense, depreciation of property under operating leases and operating charge-offs.

Insurance Services

BB&T’s insurance agency / brokerage network is the fifth largest in the United States and sixth largest in the world. Insurance Services provides property and casualty, life and health insurance to business and individual clients. It also provides small business and corporate products, such as workers compensation and professional liability, as well as surety coverage and title insurance. In addition, Insurance Services underwrites a limited amount of property and casualty coverage. On April 1, BB&T announced an agreement to increase its partnership interest in AmRisc and to sell American Coastal Insurance Company, subject to regulatory approval.

Insurance Services net income was $72 million in the first quarter of 2015, a decrease of $3 million compared to the earlier quarter. Insurance Service’s noninterest income increased $11 million, which primarily reflects higher new and renewal commercial property and casualty insurance business and higher employee benefit commissions. Allocated corporate expenses increased $8 million primarily due to the centralization of certain corporate support functions during mid-2014. The resulting decrease in salary expense was partially offset by higher incentive and fringe benefit expense.

Financial Services

Financial Services provides personal trust administration, estate planning, investment counseling, wealth management, asset management, employee benefits services, corporate banking and corporate trust services to individuals, corporations, institutions, foundations and government entities. In addition, Financial Services offers clients investment alternatives, including discount brokerage services, equities, fixed-rate and variable-rate annuities, mutual funds and governmental and municipal bonds through BB&T Investment Services, Inc. The segment also includes BB&T Securities, a full-service brokerage and investment banking firm, the Corporate Banking Division, which originates and services large corporate relationships, syndicated lending relationships and client derivatives, and BB&T Capital Partners, which manages the company’s private equity investments.

Financial Services net income was $66 million in the first quarter of 2015, a decrease of $1 million compared to the earlier quarter. Segment net interest income increased $16 million, driven by Corporate Banking and BB&T Wealth loan and deposit growth. Noninterest income increased $21 million as the result of higher investment commissions, investment banking revenue and income from private equity investments. The allocated provision for credit losses increased $24 million as the result of portfolio mix and a stabilization in the rate of improvement in credit trends in the Corporate Banking portfolio. Noninterest expense increased $15 million compared to the earlier quarter, driven by higher incentive expense.

Other, Treasury & Corporate

Net income in Other, Treasury & Corporate can vary due to the changing needs of the Corporation, including the size of the investment portfolio, the need for wholesale funding and income received from derivatives used to hedge the balance sheet.

Other, Treasury & Corporate net income was $35 million, a decrease of $24 million compared to the earlier quarter. Segment net interest income decreased $33 million driven by runoff in loans acquired from the FDIC. Noninterest income increased $8 million, primarily due to higher FDIC loss share income. The allocated provision for credit losses reflected a benefit of $9 million in the first quarter of 2015, compared to a benefit of $18 million in the earlier quarter, primarily due to a release in the reserve for unfunded lending commitments in the earlier period driven by improvements related to the mix of lines of credit, letters of credit, and bankers’ acceptances. Noninterest expense increased $31 million, primarily due to higher salary, employee insurance, and pension expense and merger-related charges. Allocated corporate expense decreased by $19 million compared to the earlier quarter as the result of higher expense allocations to the other segments related to internal business initiatives and the continued centralization of certain support functions into the respective corporate centers.

Analysis Of Financial Condition

Investment Activities

The total securities portfolio was $42.1 billion at March 31, 2015, compared to $41.1 billion at December 31, 2014. As of March 31, 2015, the securities portfolio included $21.7 billion of AFS securities (at fair value) and $20.4 billion of HTM securities (at amortized cost).

The effective duration of the securities portfolio decreased to 3.4 years at March 31, 2015, compared to 3.9 years at December 31, 2014, primarily the result of lower interest rates. The duration of the securities portfolio excludes equity securities, auction rate securities and certain non-agency residential MBS that were acquired in the Colonial acquisition.

See Note 3 “Securities” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to BB&T’s evaluation of securities for OTTI.

Lending Activities

Average loans HFI were $118.8 billion for the first quarter of 2015, compared to $118.3 billion for the fourth quarter of 2014.

The following table presents the composition of average loans and leases:

	Table 3
	Composition of Average Loans and Leases

		For the Three Months Ended
		3/31/15	12/31/14	9/30/14	6/30/14	3/31/14

		(Dollars in millions)
	Commercial and industrial	$41,448	$40,383	$39,906	$39,397	$38,435
	CRE-income producing properties	10,680	10,681	10,596	10,382	10,293
	CRE-construction and development	2,734	2,772	2,670	2,566	2,454
	Direct retail lending (1)	8,191	8,085	7,912	7,666	9,349
	Sales finance	10,498	10,247	10,313	10,028	9,428
	Revolving credit	2,385	2,427	2,396	2,362	2,357
	Residential mortgage (1)	30,427	31,046	32,000	32,421	30,635
	Other lending subsidiaries	11,318	11,351	11,234	10,553	10,236
	Acquired from FDIC	1,156	1,309	1,537	1,739	1,874
	Total average loans and leases HFI	118,837	118,301	118,564	117,114	115,061
	LHFS	1,398	1,611	1,907	1,396	1,311
	Total average loans and leases	$120,235	$119,912	$120,471	$118,510	$116,372

(1)	During the first quarter of 2014, $8.3 billion of loans were transferred from direct retail lending to residential mortgage.

The $536 million increase in average loans HFI during the first quarter of 2015 was driven by growth in the commercial and industrial and sales finance portfolios, partially offset by a decrease in residential mortgage loans.

Average commercial and industrial loans increased $1.1 billion, or 10.7% annualized, which reflects growth from large corporate clients and increased mortgage warehouse lending due to refinance activity. This portfolio has also experienced growth due to expansion into new markets and strong production over the last several quarters. Average sales finance loans were up an annualized 9.9% primarily due to portfolio purchases.

The decrease of $619 million, or 8.1% annualized, in the average balance of the residential mortgage portfolio reflects the continued strategy to sell all conforming residential mortgage loan production, continued runoff of certain closed-end, first and second lien home equity loans and the $140 million loan sale that occurred late in the fourth quarter of 2014.

The average balance of loans acquired from the FDIC was $1.2 billion for the first quarter of 2015, a decrease of $153 million compared to the prior quarter. This decline reflects continued runoff of these loans during the period.

Average LHFS for the first quarter of 2015 decreased $213 million compared to the prior quarter. This decrease reflects a decline of $242 million for residential LHFS and an increase of $29 million for commercial LHFS. The decrease in residential LHFS was primarily due to faster turnover during the quarter.

Asset Quality

Asset quality continued to improve during the first quarter of 2015. NPAs, which include foreclosed real estate, repossessions, NPLs and nonperforming TDRs, totaled $765 million at March 31, 2015, compared to $782 million at December 31, 2014. The decrease in NPAs was due to a decline in NPLs of $17 million. NPAs as a percentage of loans and leases HFI plus foreclosed property were 0.64% at March 31, 2015, compared with 0.65% at December 31, 2014.

The following table presents activity in NPAs:

Table 4
Rollforward of NPAs

		Three Months Ended March 31,
		2015	2014

		(Dollars in millions)
	Beginning balance	$726	$1,053
	New NPAs	298	328
	Advances and principal increases	11	20
	Disposals of foreclosed assets (1)	(110)	(143)
	Disposals of NPLs (2)	(35)	(26)
	Charge-offs and losses	(64)	(81)
	Payments	(77)	(104)
	Transfers to performing status	(37)	(69)
	Other, net	―	8
	Ending balance	$712	$986

(1)	Includes charge-offs and losses recorded upon sale of $38 million and $57 million for the three months ended March 31, 2015 and 2014, respectively.
(2)	Includes charge-offs and losses recorded upon sale of $3 million and $5 million for the three months ended March 31, 2015 and 2014, respectively.

The following tables summarize asset quality information for the past five years. As more fully described below, this information has been adjusted to exclude certain components:

•	BB&T has recorded certain amounts related to government guaranteed GNMA mortgage loans that BB&T has the option, but not the obligation, to repurchase and has effectively regained control. These amounts are reported in the Consolidated Balance Sheets but have been excluded from the asset quality disclosures, as management believes they result in distortion of the reported metrics. The amount of government guaranteed GNMA mortgage loans that have been excluded are noted in the footnotes to Table 5.

•	In addition, BB&T has concluded that the inclusion of loans acquired from the FDIC in “Loans 90 days or more past due and still accruing as a percentage of total loans and leases” may result in significant distortion to this ratio. The inclusion of these loans could result in a lack of comparability across quarters or years, and could negatively impact comparability with other portfolios that were not impacted by acquisition accounting. BB&T believes that the presentation of this asset quality measure excluding loans acquired from the FDIC provides additional perspective into underlying trends related to the quality of its loan portfolio. Accordingly, the asset quality measures in Table 6 present asset quality information on a consolidated basis as well as “Loans 90 days or more past due and still accruing as a percentage of total loans and leases” excluding loans acquired from the FDIC.

Table 5
Asset Quality

	Three Months Ended
	3/31/2015	12/31/2014	9/30/2014	6/30/2014	3/31/2014

	(Dollars in millions)
NPAs (1)
NPLs:
Commercial and industrial	$230	$239	$259	$298	$334
CRE-income producing properties	63	74	81	84	98
CRE-construction and development	18	26	37	38	49
Direct retail lending	47	48	50	49	52
Sales finance	7	5	5	5	4
Residential mortgage-nonguaranteed (2)	183	166	298	320	319
Other lending subsidiaries	51	58	54	47	47
Total nonaccrual loans and leases HFI (2)	599	616	784	841	903
Foreclosed real estate	90	87	75	56	59
Foreclosed real estate-acquired from FDIC	53	56	56	56	98
Other foreclosed property	23	23	24	19	24
Total NPAs (2)	$765	$782	$939	$972	$1,084

Performing TDRs (3)
Commercial and industrial	$54	$64	$90	$86	$76
CRE-income producing properties	15	27	25	27	42
CRE-construction and development	25	30	28	30	32
Direct retail lending	84	84	89	91	93
Sales finance	18	19	20	18	19
Revolving credit	38	41	44	46	47
Residential mortgage-nonguaranteed (4)	269	261	254	814	836
Residential mortgage-government guaranteed	325	360	437	433	387
Other lending subsidiaries	168	164	151	141	132
Total Performing TDRs (4)	$996	$1,050	$1,138	$1,686	$1,664

Loans 90 days or more past due and still accruing
Direct retail lending	$9	$12	$13	$11	$10
Sales finance	3	5	5	3	4
Revolving credit	10	9	10	8	9
Residential mortgage-nonguaranteed	59	83	79	80	76
Residential mortgage-government guaranteed (5)	157	238	232	254	305
Other lending subsidiaries	―	―	―	―	4
Acquired from FDIC	154	188	229	249	258
Total loans 90 days or more past due and still accruing (5)	$392	$535	$568	$605	$666

Loans 30-89 days past due
Commercial and industrial	$20	$23	$19	$21	$26
CRE-income producing properties	7	4	5	7	14
CRE-construction and development	2	1	1	2	3
Direct retail lending	40	41	40	41	50
Sales finance	49	62	55	49	45
Revolving credit	19	23	22	20	21
Residential mortgage-nonguaranteed	356	392	424	513	485
Residential mortgage-government guaranteed (6)	68	80	95	87	73
Other lending subsidiaries	151	237	217	197	133
Acquired from FDIC	47	33	41	84	85
Total loans 30-89 days past due (6)	$759	$896	$919	$1,021	$935

Excludes loans held for sale.

(1)	Loans acquired from the FDIC are considered to be performing due to the application of the accretion method.
(2)	During the fourth quarter of 2014, approximately $121 million of residential mortgage NPLs were sold.
47

(3)	Excludes TDRs that are nonperforming totaling $127 million, $126 million, $207 million, $192 million, and $213 million at March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014 and March 31, 2014, respectively. These amounts are included in total NPAs.
(4)	During the third quarter of 2014, approximately $540 million of performing residential mortgage TDRs were sold.
(5)	Excludes government guaranteed GNMA mortgage loans that BB&T does not have the obligation to repurchase that are 90 days or more past due totaling $361 million, $410 million, $395 million, $423 million and $486 million at March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014, and March 31, 2014, respectively.
(6)	Excludes government guaranteed GNMA mortgage loans that BB&T has the right but not the obligation to repurchase that are past due 30-89 days totaling $2 million, $2 million, $4 million, $3 million and $2 million at March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014, and March 31, 2014, respectively.

Table 6
Asset Quality Ratios

	As of / For the Three Months Ended
	3/31/2015		12/31/2014		9/30/2014		6/30/2014		3/31/2014
Asset Quality Ratios (including assets acquired from FDIC)
Loans 30-89 days past due and still accruing as a
percentage of loans and leases HFI (1)	0.63%		0.75%		0.77%		0.85%		0.80%
Loans 90 days or more past due and still accruing as a
percentage of loans and leases HFI (1)	0.33		0.45		0.48		0.51		0.57
NPLs as a percentage of loans and leases HFI	0.50		0.51		0.66		0.70		0.78
NPAs as a percentage of:
Total assets	0.40		0.42		0.50		0.52		0.59
Loans and leases HFI plus foreclosed property	0.64		0.65		0.79		0.81		0.93
Net charge-offs as a percentage of average loans and leases HFI	0.34		0.39		0.48		0.41		0.56
ALLL as a percentage of loans and leases HFI	1.22		1.23		1.27		1.33		1.41
Ratio of ALLL to:
Net charge-offs	3.60	x	3.21	x	2.67	x	3.28	x	2.54	x
NPLs	2.45		2.39		1.92		1.89		1.82

Asset Quality Ratios (excluding assets acquired from FDIC) (2)
Loans 90 days or more past due and still accruing as a
percentage of loans and leases HFI (1)	0.20%		0.29%		0.29%		0.30%		0.36%

Applicable ratios are annualized.

(1)	Excludes government guaranteed GNMA mortgage loans that BB&T has the right but not the obligation to repurchase. Refer to the footnotes of Table 5 for amounts related to these loans.
(2)	These asset quality ratios have been adjusted to remove the impact of assets acquired from the FDIC. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios. Management believes the inclusion of assets acquired from the FDIC in certain asset quality ratios that include nonperforming assets, past due loans or net charge-offs in the numerator or denominator results in distortion of these ratios and they may not be comparable to other periods presented or to other portfolios that were not impacted by loss share accounting.

Problem loans include loans on nonaccrual status or loans that are 90 days or more past due and still accruing as disclosed in Table 5. In addition, for the commercial portfolio segment, loans that are rated special mention or substandard performing are closely monitored by management as potential problem loans. Refer to Note 4 “Loans and ACL” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to these potential problem loans.

Certain residential mortgage loans have an initial period where the borrower is only required to pay the periodic interest. After the interest-only period, the loan will require the payment of both interest and principal over the remaining term. At March 31, 2015, approximately 4.7% of the outstanding balances of residential mortgage loans were in the interest-only phase, compared to 5.3% at December 31, 2014. Approximately 85.5% of the interest-only balances will begin amortizing within the next three years. Approximately 2.9% of interest-only loans are 30 days or more past due and still accruing and 1.4% are on nonaccrual status.

Home equity lines, which are a component of the direct retail portfolio, generally require interest-only payments during the first 15 years after origination. After this initial period, the outstanding balance begins amortizing and requires the payment of both interest and principal. At March 31, 2015, approximately 67.7%% of the outstanding balances of home equity lines were in the interest-only phase. Approximately 9.3% of these balances will begin amortizing within the next three years. The delinquency rate of interest-only lines is similar to amortizing lines.

TDRs occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term and a concession has been granted to the borrower. As a result, BB&T will work with the borrower to prevent further difficulties and ultimately improve the likelihood of recovery on the loan. To facilitate this process, a concessionary modification that would not otherwise be considered may be granted, resulting in classification of the loan as a TDR. Refer to Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in the Annual Report on Form 10-K for the year ended December 31, 2014 for additional policy information regarding TDRs.

Performing TDRs totaled $996 billion at March 31, 2015, a decrease of $54 million compared to December 31, 2014. The following table provides a summary of performing TDR activity:

Table 7
Rollforward of Performing TDRs

	Three Months Ended March 31,
	2015	2014

	(Dollars in millions)
Beginning balance	$1,050	$1,705
Inflows	112	130
Payments and payoffs	(75)	(61)
Charge-offs	(12)	(14)
Transfers to nonperforming TDRs, net	(20)	(25)
Removal due to the passage of time	(9)	(65)
Sold and transferred to held for sale	(50)	―
Other	―	(6)
Ending balance	$996	$1,664

The following table provides further details regarding the payment status of TDRs outstanding at March 31, 2015:

Table 8
TDRs

	March 31, 2015
			Past Due				Past Due
	Current Status		30-89 Days				90 Days Or More				Total

	(Dollars in millions)
Performing TDRs (1):
Commercial and industrial	$54	100.0%	$	―	―	%	$	―	―	%	$54
CRE-income producing properties	15	100.0		―	―			―	―		15
CRE-construction and development	25	100.0		―	―			―	―		25
Direct retail lending	82	97.6		2	2.4			―	―		84
Sales finance	17	94.4		1	5.6			―	―		18
Revolving credit	34	89.5		3	7.9			1	2.6		38
Residential mortgage-nonguaranteed	215	79.9		45	16.7			9	3.4		269
Residential mortgage-government guaranteed	175	53.9		58	17.8			92	28.3		325
Other lending subsidiaries	151	89.9		17	10.1			―	―		168
Total performing TDRs	768	77.1		126	12.7			102	10.2		996
Nonperforming TDRs (2)	48	37.8		15	11.8			64	50.4		127
Total TDRs	$816	72.7		$141	12.5			$166	14.8		$1,123

(1)	Past due performing TDRs are included in past due disclosures.
(2)	Nonperforming TDRs are included in NPL disclosures.

ACL

The ACL, which consists of the ALLL and the RUFC, totaled $1.5 billion at March 31, 2015, a decline of $2 million compared to December 31, 2014.

The ALLL amounted to 1.22% of loans and leases held for investment at March 31, 2015, compared to 1.23% at year-end 2014. The decrease in the ALLL reflects continued improvement in loss estimate factors related to most loan portfolios. The ratio of the ALLL to NPLs held for investment was 2.45x at March 31, 2015 compared to 2.39x at December 31, 2014.

Net charge-offs totaled $101 million for the first quarter of 2015 and amounted to 0.34% of average loans and leases HFI, compared to $116 million or 0.39% of average loans and leases HFI for the fourth quarter of 2014. The decrease in net charge-offs reflects continued improvements in credit quality.

Refer to Note 4 “Loans and ACL” in the “Notes to Consolidated Financial Statements” for additional disclosures.

The following table presents an allocation of the ALLL at March 31, 2015 and December 31, 2014. This allocation of the ALLL is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 9
Allocation of ALLL by Category

	March 31, 2015		December 31, 2014
		% Loans		% Loans
		in each		in each
	Amount	category	Amount	category

	(Dollars in millions)
Commercial and industrial	$448	35.3%	$422	34.6%
CRE-income producing properties	153	8.9	162	8.9
CRE-construction and development	42	2.2	48	2.3
Direct retail lending	111	6.9	110	6.8
Sales finance	58	8.9	50	8.8
Revolving credit	106	2.0	110	2.1
Residential mortgage-nonguaranteed	200	24.8	217	25.1
Residential mortgage-government guaranteed	30	0.7	36	0.8
Other lending subsidiaries	259	9.4	255	9.6
Acquired from FDIC	57	0.9	64	1.0
Total ALLL	1,464	100.0%	1,474	100.0%
RUFC	68		60
Total ACL	$1,532		$1,534

Activity related to the ACL is presented in the following table:

Table 10
Analysis of ACL

	Three Months Ended
	3/31/2015	12/31/2014	9/30/2014	6/30/2014	3/31/2014

	(Dollars in millions)
Beginning balance	$1,534	$1,567	$1,675	$1,722	$1,821
Provision for credit losses
(excluding loans acquired from the FDIC)	105	84	46	83	67
Provision (benefit) for loans acquired from the FDIC	(6)	(1)	(12)	(9)	(7)
Charge-offs:
Commercial and industrial	(14)	(27)	(31)	(40)	(33)
CRE-income producing properties	(9)	(4)	(8)	(11)	(8)
CRE-construction and development	(2)	(2)	(2)	(3)	(4)
Direct retail lending (1)	(12)	(14)	(17)	(19)	(19)
Sales finance	(6)	(7)	(5)	(4)	(7)
Revolving credit	(18)	(18)	(17)	(18)	(18)
Residential mortgage-nonguaranteed (1)	(11)	(10)	(31)	(20)	(21)
Residential mortgage-government guaranteed	―	―	(1)	(1)	―
Other lending subsidiaries	(67)	(71)	(66)	(47)	(85)
Acquired from FDIC	(1)	(14)	―	(4)	(3)
Total charge-offs	(140)	(167)	(178)	(167)	(198)

Recoveries:
Commercial and industrial	8	13	10	10	9
CRE-income producing properties	2	7	2	3	2
CRE-construction and development	4	4	2	10	3
Direct retail lending (1)	8	7	7	7	8
Sales finance	3	2	2	2	3
Revolving credit	5	5	4	5	5
Residential mortgage-nonguaranteed (1)	―	5	1	―	1
Other lending subsidiaries	9	8	8	9	8
Total recoveries	39	51	36	46	39
Net charge-offs	(101)	(116)	(142)	(121)	(159)
Ending balance	$1,532	$1,534	$1,567	$1,675	$1,722

ALLL (excluding acquired from FDIC loans)	$1,407	$1,410	$1,425	$1,499	$1,538
Allowance for acquired from FDIC loans	57	64	79	91	104
RUFC	68	60	63	85	80
Total ACL	$1,532	$1,534	$1,567	$1,675	$1,722

(1)	During the first quarter of 2014, $8.3 billion of loans were transferred from direct retail lending to residential mortgage. Charge-offs and recoveries have been reflected in these line items based upon the date the loans were transferred.

FDIC Loss Share Receivable and Assets Acquired from the FDIC

In connection with the Colonial acquisition, Branch Bank entered into loss sharing agreements with the FDIC that outline the terms and conditions under which the FDIC will reimburse Branch Bank for a portion of the losses incurred on certain loans, OREO, investment securities and other assets. Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2014 for additional information regarding the loss sharing agreements and a summary of the accounting treatment for related assets and liabilities. The following table presents the carrying amount of assets by loss share agreement:

Table 11
Assets Acquired from the FDIC by Loss Share Agreement

	March 31, 2015			December 31, 2014
	Commercial	Single Family	Total	Commercial	Single Family	Total

	(Dollars in millions)
Loans and leases	$476	$634	$1,110	$561	$654	$1,215
AFS securities	1,206	―	1,206	1,243	―	1,243
Other assets	55	36	91	58	38	96
Total assets acquired from the FDIC	$1,737	$670	$2,407	$1,862	$692	$2,554

UPB of loans and leases	$730	$855	$1,585	$836	$888	$1,724

As of October 1, 2014, the loss provisions of the commercial loss sharing agreement expired; however, gains on the disposition of assets subject to this agreement will be shared with the FDIC through September 30, 2017. Any gains realized after September 30, 2017 would not be shared with the FDIC. Assets subject to the single family loss sharing agreement are indemnified through August 31, 2019.

The gain/loss sharing coverage related to the acquired AFS securities is based on a contractually-specified value of the securities as of the date of the loss sharing agreement, adjusted to reflect subsequent pay-downs, redemptions or maturities on the underlying securities. The contractually-specified value of these securities totaled approximately $592 million and $626 million at March 31, 2015 and December 31, 2014, respectively. During the period of gain sharing (October 1, 2014 through September 30, 2017), any decline in the fair value of the acquired AFS securities down to the contractually-specified value would reduce BB&T’s liability to the FDIC at the applicable loss sharing percentage. BB&T is not indemnified for declines in the fair value of the acquired securities below the contractually-specified amount.

The following table provides information related to the carrying amounts and fair values of the components of the FDIC loss share receivable (payable):

Table 12
FDIC Loss Share Receivable (Payable)

	March 31, 2015		December 31, 2014
Attributable to:	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in millions)
Loans	$444	$72	$534	$123
Securities	(563)	(535)	(565)	(535)
Aggregate loss calculation	(137)	(162)	(132)	(161)
Total	$(256)	$(625)	$(163)	$(573)

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

The cumulative amount recognized through earnings related to securities acquired from the FDIC resulted in a liability of $248 million as of March 31, 2015. Securities acquired from the FDIC are classified as AFS and carried at fair market value, and the changes in unrealized gains/losses are offset by the applicable loss share percentage in AOCI, which resulted in a pre-tax liability of $315 million as of March 31, 2015. BB&T would only owe these amounts to the FDIC if BB&T were to sell these securities prior to October 1, 2017. BB&T does not currently intend to dispose of the acquired securities.

Following the conclusion of the 10 year loss share period in 2019, should actual aggregate losses, excluding securities, be less than an amount determined in accordance with these agreements, BB&T will pay the FDIC a portion of the difference. As of March 31, 2015, BB&T projects that in 2019 Branch Bank would owe the FDIC approximately $177 million under the aggregate loss calculation. This liability is expensed over time and BB&T has recognized total expense of approximately $137 million through March 31, 2015.

Deposits

The following table presents the composition of average deposits for the last five quarters:

Table 13
Composition of Average Deposits

	For the Three Months Ended
	3/31/15	12/31/14	9/30/14	6/30/14	3/31/14

	(Dollars in millions)
Noninterest-bearing deposits	$39,701	$39,130	$38,103	$36,634	$35,392
Interest checking	20,623	19,308	18,588	18,406	18,615
Money market and savings	51,644	51,176	49,974	48,965	48,767
Time deposits	17,000	20,041	23,304	25,010	21,935
Foreign office deposits - interest-bearing	563	660	639	584	1,009
Total average deposits	$129,531	$130,315	$130,608	$129,599	$125,718

Average deposits for the first quarter of 2015 were $129.5 billion, a decrease of $784 million or 2.4% annualized compared to the prior quarter. The change in average deposits reflects improved mix, with noninterest-bearing deposits up $571 million, or 5.9% annualized, while interest-bearing balances were down $1.4 billion, or 6.0% annualized. The acquisition of 41 branches in Texas had an estimated $55 million favorable impact on average noninterest-bearing deposits and a $180 million impact on average interest-bearing deposits. Noninterest-bearing deposits represented 30.6% of total average deposits for the first quarter, compared to 30.0% for the prior quarter and 28.2% a year ago.

The growth in average noninterest-bearing deposits includes an increase in average consumer accounts totaling $485 million and an increase in average public funds accounts totaling $381 million, partially offset by a decrease in average commercial accounts totaling $297 million.

The decline in interest-bearing accounts was driven by a $3.0 billion decline in time deposits, partially offset by a $1.3 billion increase in interest checking and a $468 million increase in money markets and savings.

Borrowings

At March 31, 2015, short-term borrowings totaled $3.1 billion, a decrease of $587 million compared to December 31, 2014. The decrease in short-term borrowings is primarily due to deposit growth in the current quarter, which reduced the need for other funding sources. Long-term debt totaled $23.4 billion at March 31, 2015, an increase of $125 million from the balance at December 31, 2014.

Shareholders’ Equity

Total shareholders’ equity at March 31, 2015 was $24.7 billion, an increase of $361 million compared to December 31, 2014. The increase in total shareholders’ equity was driven by earnings of $547 million, the net change in AOCI of $18 million and equity based compensation expense of $23 million, partially offset by common and preferred dividends totaling $210 million and other net decreases totaling $17 million. BB&T’s common equity per common share at March 31, 2015 was $30.48, compared to $30.09 at December 31, 2014.

Merger-Related and Restructuring Activities

At March 31, 2015 and December 31, 2014, merger-related and restructuring accruals totaled $40 million and $31 million, respectively. Merger-related and restructuring accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at March 31, 2015 are expected to be utilized within one year, unless they relate to specific contracts that expire later.

Critical Accounting Policies

The accounting and reporting policies of BB&T are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. BB&T’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Different assumptions in the application of these policies could result in material changes in the consolidated financial position and/or consolidated results of operations and related disclosures. The more critical accounting and reporting policies include accounting for the ACL, determining fair value of financial instruments, intangible assets, costs and benefit obligations associated with pension and postretirement benefit plans, and income taxes. Understanding BB&T’s accounting policies is fundamental to understanding the consolidated financial position and consolidated results of operations. Accordingly, the critical accounting policies are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2014. Significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in detail in Note 1 in the “Notes to Consolidated Financial Statements” in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes to the significant accounting policies during 2015. Additional disclosures regarding the effects of new accounting pronouncements are included in Note 1 “Basis of Presentation” included herein.

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

The principal types of inherent risk include compliance, credit, liquidity, market, operational, reputation and strategic risks. Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2014 for disclosures related to each of these risks under the section titled “Risk Management.”

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

BB&T uses derivatives primarily to manage economic risk related to securities, commercial loans, MSRs and mortgage banking operations, long-term debt and other funding sources. BB&T also uses derivatives to facilitate transactions on behalf of its clients. As of March 31, 2015, BB&T had derivative financial instruments outstanding with notional amounts totaling $77.6 billion, with a net fair value gain of $185 million. See Note 14 “Derivative Financial Instruments” in the “Notes to Consolidated Financial Statements” herein for additional disclosures.

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

Table 14
Interest Sensitivity Simulation Analysis

				Annualized Hypothetical
Interest Rate Scenario				Percentage Change in
Linear		Prime Rate		Net Interest Income
Change in		March 31,		March 31,
Prime Rate		2015	2014	2015	2014
Up 200	bps	5.25%	5.25%	2.55%	1.70%
Up 100		4.25	4.25	1.90	1.10
No Change		3.25	3.25	―	―
Down 25		3.00	3.00	(0.18)	0.43

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

Table 15
Deposit Mix Sensitivity Analysis

				Results Assuming a Decrease in
	Linear Change		Base Scenario	Noninterest Bearing Demand Deposits
	in Rates		at March 31, 2015 (1)	$1 Billion	$5 Billion
	Up 200	bps	2.55%	2.29%	1.23%
	Up 100		1.90	1.74	1.08

(1)	The base scenario is equal to the annualized hypothetical percentage change in net interest income at March 31, 2015 as presented in the preceding table.

If rates increased 200 basis points, BB&T could absorb the loss of $9.7 billion, or 23.3%, of noninterest bearing deposits and replace them with managed rate deposits with a beta of 100% before becoming neutral to interest rate changes.

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

Table 16
EVE Simulation Analysis

				Hypothetical Percentage
		EVE/Assets		Change in EVE
Change in		March 31,		March 31,
Interest Rates		2015	2014	2015	2014
Up 200	bps	10.8%	10.6%	2.4%	(4.5)%
Up 100		10.8	11.0	2.9	(1.4)
No Change		10.5	11.1	―	―
Down 25		10.4	11.1	(1.7)	(0.3)

Market Risk from Trading Activities

BB&T also manages market risk from trading activities which consists of acting as a financial intermediary to provide its customers access to derivatives, foreign exchange and securities markets. Trading market risk is managed through the use of statistical and non-statistical risk measures and limits. BB&T utilizes a historical VaR methodology to measure and aggregate risks across its covered trading LOBs. This methodology uses two years of historical data to estimate economic outcomes for a one-day time horizon at a 99% confidence level. The average 99% one-day VaR and the maximum daily VaR for the three months ended March 31, 2015 and 2014 were each less than $1 million. Market risk disclosures under Basel II.5 are available in the Additional Disclosures section of the Investor Relations site on www.bbt.com.

Contractual Obligations, Commitments, Contingent Liabilities, Off-Balance Sheet Arrangements and Related Party Transactions

Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2014 for discussion with respect to BB&T’s quantitative and qualitative disclosures about its fixed and determinable contractual obligations. Additional disclosures about BB&T’s contractual obligations, commitments and derivative financial instruments are included in Note 12 “Commitments and Contingencies” and Note 13 “Fair Value Disclosures” in the “Notes to Consolidated Financial Statements.”

The following table presents activity in residential mortgage indemnification, recourse and repurchase reserves:

Table 17
Mortgage Indemnification, Recourse and Repurchase Reserves Activity (1)

		Three Months Ended March 31,
		2015	2014

		(Dollars in millions)
	Balance, at beginning of period	$94	$72
	Payments	(2)	(12)
	Expense (benefit)	(4)	1
	Balance, at end of period	$88	$61

(1)	Excludes the FHA-insured mortgage loan reserve of $85 million established during the second quarter of 2014.

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

BB&T monitors the ability to meet customer demand for funds under both normal and stressed market conditions. In considering its liquidity position, management evaluates BB&T’s funding mix based on client core funding, client rate-sensitive funding and non-client rate-sensitive funding. In addition, management also evaluates exposure to rate-sensitive funding sources that mature in one year or less. Management also measures liquidity needs against 30 days of stressed cash outflows for Branch Bank. To ensure a strong liquidity position, management maintains a liquid asset buffer of cash on hand and highly liquid unpledged securities. The Company has established a policy that the liquid asset buffer would be a minimum of 5% of total assets, but intends to maintain the ratio well in excess of this level. As of March 31, 2015 and December 31, 2014, BB&T’s liquid asset buffer was 13.7% and 13.6%, respectively, of total assets.

During 2013, the FDIC, FRB and OCC released a joint statement providing a NPR concerning the U.S. implementation of the Basel III LCR rule. This rule became final on September 3, 2014. Under the final rule, BB&T will be considered a “modified LCR” holding company. BB&T would be subject to full LCR requirements if its operations were to fall under the “internationally active” rules, which would generally be triggered if BB&T’s assets were to increase above $250 billion. BB&T implemented balance sheet changes to support its compliance with the rule and to optimize its balance sheet based on the final rule. These actions included changing the mix of the investment portfolio to include more GNMA and U.S. Treasury securities, which qualify as Level 1 under the rule, and changing its deposit mix to increase retail and commercial deposits. Based on management’s interpretation of the final rule that will be effective January 1, 2016, BB&T’s LCR was approximately 130% at March 31, 2015, compared to the regulatory minimum of 90%, which puts BB&T in full compliance with the rule. The regulatory minimum will increase to 100% on January 1, 2017. The final rule requires each financial institution to have a method for determining “operational deposits” as defined by the rule. The number above includes an estimate of operational deposits; however, BB&T continues to evaluate its method to identify and measure operational deposits.

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

Liquidity at the Parent Company is more susceptible to market disruptions. BB&T prudently manages cash levels at the Parent Company to cover a minimum of one year of projected contractual cash outflows which includes unfunded external commitments, debt service, preferred dividends and scheduled debt maturities without the benefit of any new cash infusions. Generally, BB&T maintains a significant buffer above the projected one year of contractual cash outflows. In determining the buffer, BB&T considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, being a source of strength to its banking subsidiaries and being able to withstand sustained market disruptions that could limit access to the capital markets. As of March 31, 2015 and December 31, 2014, the Parent Company had 28 months and 31 months, respectively, of cash on hand to satisfy projected contractual cash outflows as described above.

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

Branch Bank has several major sources of funding to meet its liquidity requirements, including access to capital markets through issuance of senior or subordinated bank notes and institutional CDs, access to the FHLB system, dealer repurchase agreements and repurchase agreements with commercial clients, access to the overnight and term Federal funds markets, use of a Cayman branch facility, access to retail brokered CDs and a borrower in custody program with the FRB for the discount window. As of March 31, 2015, BB&T has approximately $69.5 billion of secured borrowing capacity, which represents approximately 9.7 times the amount of one year wholesale funding maturities.

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

During March 2015, BB&T released the results of its annual company-run stress tests and announced that the FRB accepted its capital plan and did not object to the Company’s proposed capital actions. The proposed capital actions include an increase in the quarterly dividend from $0.24 to $0.27 and the authorization of cumulative share buybacks of up to $820 million beginning during the third quarter of 2015. The plan also incorporates the previously announced acquisitions.

Table 18
BB&T's Internal Capital Guidelines
	Operating	Stressed
Tier 1 Capital Ratio	10.0%	7.5%
Total Capital Ratio	12.0	9.5
Tier 1 Leverage Capital Ratio	7.0	5.0
Tangible Common Equity Ratio	6.0	4.0
Common Equity Tier 1 Ratio	8.5	6.0

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

Basel III capital requirements became effective on January 1, 2015. Risk-based capital ratios, which include common equity tier 1, Tier 1 capital, total capital and leverage capital, are calculated based on Basel III regulatory transitional guidance related to the measurement of capital, risk-weighted assets and average assets.

Table 19
Capital Ratios (1)

	March 31, 2015	December 31, 2014
	Basel III	Basel I

	(Dollars in millions, except per share data, shares in thousands)
Risk-based:
Common equity Tier 1	10.5%	N/A %
Tier 1	12.2	12.4
Total	14.5	14.9
Leverage capital	10.1	9.9

Non-GAAP capital measures (2):
Tangible common equity as a percentage of tangible assets	8.0%	8.0%
Tangible common equity per common share	$20.13	$19.86

Calculations of tangible common equity and tangible assets (2):
Total shareholders' equity	$24,738	$24,377
Less:
Preferred stock	2,603	2,603
Noncontrolling interests	96	88
Intangible assets	7,480	7,374
Tangible common equity	$14,559	$14,312

Total assets	$189,228	$186,834
Less:
Intangible assets	7,480	7,374
Tangible assets	$181,748	$179,460

Risk-weighted assets (3)	$149,727	$143,675
Common shares outstanding at end of period	723,159	720,698

(1)	Current quarter regulatory capital information is preliminary and based on transitional approach.
(2)	Tangible common equity and related ratios are non-GAAP measures. Management uses these measures to assess the quality of capital and believes that investors may find them useful in their analysis of the Company. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies.
(3)	Risk-weighted assets are determined based on the regulatory capital requirements in effect for the periods presented.

The Company’s estimated common equity tier 1 ratio using the Basel III standardized approach on a fully phased-in basis was 10.3% at March 31, 2015.

Table 20
Capital Requirements Under Basel III

	Minimum	Well-	Minimum Capital Plus Capital Conservation Buffer				BB&T
	Capital	Capitalized	2016	2017	2018	2019 (1)	Target
Common equity Tier 1 to risk-weighted assets	4.5%	6.5%	5.125%	5.750%	6.375%	7.000%	8.5%
Tier 1 capital to risk-weighted assets	6.0	8.0	6.625	7.250	7.875	8.500	10.0
Total capital to risk-weighted assets	8.0	10.0	8.625	9.250	9.875	10.500	12.0
Leverage ratio	4.0	5.0	N/A	N/A	N/A	N/A	7.0

(1)	BB&T's goal is to maintain capital levels above the 2019 requirements.

Share Repurchase Activity

No shares were repurchased in connection with the 2006 Repurchase Plan during 2015.

Table 21
Share Repurchase Activity

				Maximum Remaining
				Number of Shares
	Total	Average	Total Shares Purchased	Available for Repurchase
	Shares	Price Paid	Pursuant to	Pursuant to
	Repurchased (1)	Per Share (2)	Publicly-Announced Plan	Publicly-Announced Plan

	(Shares in thousands)

January 2015	38	$38.96	―	44,139
February 2015	859	38.16	―	44,139
March 2015	11	38.67	―	44,139
Total	908	38.20	―	44,139

(1)	Repurchases reflect shares exchanged or surrendered in connection with the exercise of equity-based awards under BB&T’s equity-based compensation plans.
(2)	Excludes commissions.
61

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

Changes in Internal Control over Financial Reporting

During the first quarter of 2015, BB&T implemented components of SAP’s ERP software solution to enhance the business information and accounting systems. The implementation included a new general ledger, consolidation system and reporting tools, which support both operating and accounting activities. Internal controls and processes have been appropriately modified to address changes in key business applications and financial processes as a result of this implementation.

There were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to the “Commitments and Contingencies” and “Income Taxes” notes in the “Notes to Consolidated Financial Statements.”

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2014. Additional risks and uncertainties not currently known to BB&T or that management has deemed to be immaterial also may materially adversely affect BB&T’s business, financial condition, and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Refer to “Share Repurchase Activity” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section herein.

ITEM 6. EXHIBITS

10.1	Form of Restricted Stock Unit Agreement (Non-Employee Directors) for the BB&T 2012 Incentive Plan.

11	Statement re: Computation of Earnings Per Share.

12	Statement re: Computation of Ratios.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Definition Linkbase.
63

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BB&T CORPORATION (Registrant)

Date: April 27, 2015	By:	/s/ Daryl N. Bible
Daryl N. Bible, Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: April 27, 2015	By:	/s/ Cynthia B. Powell
Cynthia B. Powell, Executive Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location

10.1*	Form of Restricted Stock Unit Agreement (Non-Employee Directors) for the BB&T 2012 Incentive Plan.	Filed herewith.

11	Statement re: Computation of Earnings Per Share.	Filed herewith as Note 15.

12†	Statement re: Computation of Ratios.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.

*	Management compensatory plan or arrangement.
†	Exhibit filed with the Securities and Exchange Commission and available upon request.

