Form 10-Q
period 2015-06-30
BB&T CORP
filed 2015-07-30
CIK 92230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2015

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

At June 30, 2015, 733,480,586 shares of the Registrant’s common stock, $5 par value, were outstanding.

Glossary of Defined Terms

The following terms may be used throughout this Report, including the consolidated financial statements and related notes.

Term	Definition
2015 Repurchase Plan	Plan for the repurchase of up to 50 million shares of BB&T’s common stock
2006 Repurchase Plan	Plan for the repurchase of up to 50 million shares of BB&T’s common stock
ACL	Allowance for credit losses
Acquired from FDIC	Assets of Colonial Bank acquired from the Federal Deposit Insurance Corporation during 2009, which are currently covered or were formerly covered under loss sharing agreements
AFS	Available-for-sale
Agency MBS	Mortgage-backed securities issued by a U.S. government agency or GSE
ALLL	Allowance for loan and lease losses
American Coastal	American Coastal Insurance Company
AOCI	Accumulated other comprehensive income (loss)
Basel III	Global regulatory standards on bank capital adequacy and liquidity published by the BCBS
BB&T	BB&T Corporation and subsidiaries
BCBS	Basel Committee on Bank Supervision
BHC	Bank holding company
BHCA	Bank Holding Company Act of 1956, as amended
Branch Bank	Branch Banking and Trust Company
BU	Business Unit
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CDI	Core deposit intangible assets
CFPB	Consumer Financial Protection Bureau
CEO	Chief Executive Officer
CRO	Chief Risk Officer
CMO	Collateralized mortgage obligation
Colonial	Collectively, certain assets and liabilities of Colonial Bank acquired by BB&T in 2009
Company	BB&T Corporation and subsidiaries (interchangeable with "BB&T" above)
CRA	Community Reinvestment Act of 1977
CRE	Commercial real estate
CRMC	Credit Risk Management Committee
CROC	Compliance Risk Oversight Committee
DIF	Deposit Insurance Fund administered by the FDIC
Directors’ Plan	Non-Employee Directors’ Stock Option Plan
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EITSC	Enterprise IT Steering Committee
EPS	Earnings per common share
ERP	Enterprise resource planning
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FATCA	Foreign Account Tax Compliance Act
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHC	Financial Holding Company
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FINRA	Financial Industry Regulatory Authority
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
FTE	Fully taxable-equivalent
FTP	Funds transfer pricing
GAAP	Accounting principles generally accepted in the United States of America
GNMA	Government National Mortgage Association
1

Term	Definition
Grandbridge	Grandbridge Real Estate Capital, LLC
GSE	U.S. government-sponsored enterprise
HFI	Held for investment
HMDA	Home Mortgage Disclosure Act
HTM	Held-to-maturity
HUD-OIG	Office of Inspector General, U.S. Department of Housing and Urban Development
IDI	Insured depository institution
IMLAFA	International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001
IPV	Independent price verification
IRA	Individual retirement account
IRC	Internal Revenue Code
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association, Inc.
LCR	Liquidity Coverage Ratio
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
MBS	Mortgage-backed securities
MRLCC	Market Risk, Liquidity and Capital Committee
MSR	Mortgage servicing right
MSRB	Municipal Securities Rulemaking Board
NIM	Net interest margin
NPA	Nonperforming asset
NPL	Nonperforming loan
NPR	Notice of Proposed Rulemaking
NYSE	NYSE Euronext, Inc.
OAS	Option adjusted spread
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
ORMC	Operational Risk Management Committee
OTTI	Other-than-temporary impairment
Parent Company	BB&T Corporation, the parent company of Branch Bank and other subsidiaries
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
Peer Group	Financial holding companies included in the industry peer group index
Reform Act	Federal Deposit Insurance Reform Act of 2005
RMC	Risk Management Committee
RMO	Risk Management Organization
RSU	Restricted stock unit
RUFC	Reserve for unfunded lending commitments
S&P	Standard & Poor's
SBIC	Small Business Investment Company
SCAP	Supervisory Capital Assessment Program
SEC	Securities and Exchange Commission
Short-Term Borrowings	Federal funds purchased, securities sold under repurchase agreements and other short-term borrowed funds with original maturities of less than one year
Simulation	Interest sensitivity simulation analysis
TBA	To be announced
TDR	Troubled debt restructuring
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
UPB	Unpaid principal balance
VA	U.S. Department of Veterans Affairs
VaR	Value-at-risk
VIE	Variable interest entity
2

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share data, shares in thousands)

	June 30,	December 31,
	2015	2014
Assets
Cash and due from banks	$1,607	$1,639
Interest-bearing deposits with banks	824	529
Federal funds sold and securities purchased under resale agreements or similar
arrangements	190	157
Restricted cash	379	374
AFS securities at fair value	21,183	20,907
HTM securities (fair value of $19,455 and $20,313 at June 30, 2015
and December 31, 2014, respectively)	19,437	20,240
LHFS at fair value	2,469	1,423
Loans and leases	122,301	119,884
ALLL	(1,457)	(1,474)
Loans and leases, net of ALLL	120,844	118,410

Premises and equipment	1,900	1,827
Goodwill	7,141	6,869
Core deposit and other intangible assets	514	505
Residential MSRs at fair value	912	844
Other assets	13,617	13,110
Total assets	$191,017	$186,834

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$42,234	$38,786
Interest-bearing deposits	90,549	90,254
Total deposits	132,783	129,040

Short-term borrowings	3,883	3,717
Long-term debt	23,271	23,312
Accounts payable and other liabilities	5,948	6,388
Total liabilities	165,885	162,457

Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $5 par, liquidation preference of $25,000 per share	2,603	2,603
Common stock, $5 par	3,667	3,603
Additional paid-in capital	6,667	6,517
Retained earnings	12,891	12,317
AOCI, net of deferred income taxes	(748)	(751)
Noncontrolling interests	52	88
Total shareholders’ equity	25,132	24,377
Total liabilities and shareholders’ equity	$191,017	$186,834

Common shares outstanding	733,481	720,698
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	107	107
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in millions, except per share data, shares in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest Income
Interest and fees on loans and leases	$1,249	$1,295	$2,486	$2,590
Interest and dividends on securities	232	234	472	470
Interest on other earning assets	8	8	24	23
Total interest income	1,489	1,537	2,982	3,083
Interest Expense
Interest on deposits	55	60	110	120
Interest on short-term borrowings	1	1	2	2
Interest on long-term debt	121	133	246	271
Total interest expense	177	194	358	393
Net Interest Income	1,312	1,343	2,624	2,690
Provision for credit losses	97	74	196	134
Net Interest Income After Provision for Credit Losses	1,215	1,269	2,428	2,556
Noninterest Income
Insurance income	422	422	862	849
Service charges on deposits	154	158	299	308
Mortgage banking income	130	86	240	160
Investment banking and brokerage fees and commissions	108	92	202	180
Bankcard fees and merchant discounts	55	54	105	100
Trust and investment advisory revenues	57	55	113	109
Checkcard fees	43	42	82	80
Operating lease income	30	20	59	42
Income from bank-owned life insurance	27	25	57	52
FDIC loss share income, net	(64)	(88)	(143)	(172)
Other income	58	92	141	175
Securities gains (losses), net
Gross realized gains	2	―	2	6
Gross realized losses	―	―	―	(3)
OTTI charges	(2)	―	(2)	(23)
Non-credit portion recognized in OCI	(1)	―	(1)	22
Total securities gains (losses), net	(1)	―	(1)	2
Total noninterest income	1,019	958	2,016	1,885
Noninterest Expense
Personnel expense	864	809	1,694	1,591
Occupancy and equipment expense	166	168	333	344
Loan-related expense	37	80	75	131
Software expense	46	42	90	85
Professional services	35	34	59	67
Outside IT services	29	31	59	58
Regulatory charges	25	30	48	59
Amortization of intangibles	23	23	44	46
Foreclosed property expense	14	10	27	19
Merger-related and restructuring charges, net	25	13	38	21
Loss on early extinguishment of debt	172	―	172	―
Other expense	217	294	436	498
Total noninterest expense	1,653	1,534	3,075	2,919
Earnings
Income before income taxes	581	693	1,369	1,522
Provision for income taxes	80	216	321	472
Net income	501	477	1,048	1,050
Noncontrolling interests	10	16	32	56
Preferred stock dividends	37	37	74	74
Net income available to common shareholders	$454	$424	$942	$920
EPS
Basic	$0.63	$0.59	$1.30	$1.29
Diluted	$0.62	$0.58	$1.29	$1.27
Cash dividends declared	$0.27	$0.24	$0.51	$0.47

Weighted Average Shares Outstanding
Basic	724,880	719,080	723,268	715,978
Diluted	734,527	728,452	733,002	726,388

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net Income	$501	$477	$1,048	$1,050
OCI, net of tax:
Change in unrecognized net pension and postretirement costs	9	2	18	3
Change in unrealized net gains (losses) on cash flow hedges	73	(2)	19	9
Change in unrealized net gains (losses) on AFS securities	(107)	86	(50)	165
Net change in FDIC's share of unrealized gains/losses on AFS securities	9	3	19	9
Other, net	1	5	(3)	1
Total OCI	(15)	94	3	187
Total comprehensive income	$486	$571	$1,051	$1,237

Income Tax Effect of Items Included in OCI:
Change in unrecognized net pension and postretirement costs	$5	$1	$11	$2
Change in unrealized net gains (losses) on cash flow hedges	43	(1)	11	6
Change in unrealized net gains (losses) on AFS securities	(65)	53	(31)	98
Net change in FDIC's share of unrealized gains/losses on AFS securities	9	1	14	4
Other, net	―	2	―	1

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
Six Months Ended June 30, 2015 and 2014
(Dollars in millions, shares in thousands)

	Shares of			Additional				Total
	Common	Preferred	Common	Paid-In	Retained		Noncontrolling	Shareholders’
	Stock	Stock	Stock	Capital	Earnings	AOCI	Interests	Equity
Adjusted Balance, January 1, 2014	706,620	$2,603	$3,533	$6,172	$11,015	$(593)	$50	$22,780
Add (Deduct):
Net income	―	―	―	―	994	―	56	1,050
Net change in AOCI	―	―	―	―	―	187	―	187
Stock transactions:
Issued in connection with equity awards	14,097	―	71	209	―	―	―	280
Shares repurchased in connection with equity awards	(2,177)	―	(11)	(70)	―	―	―	(81)
Excess tax benefits in connection with equity awards	―	―	―	49	―	―	―	49
Issued in connection with dividend reinvestment plan	391	―	2	13	―	―	―	15
Issued in connection with 401(k) plan	653	―	3	22	―	―	―	25
Cash dividends declared on common stock	―	―	―	―	(336)	―	―	(336)
Cash dividends declared on preferred stock	―	―	―	―	(74)	―	―	(74)
Equity-based compensation expense	―	―	―	56	―	―	―	56
Other, net	―	―	―	―	―	―	(21)	(21)
Balance, June 30, 2014	719,584	$2,603	$3,598	$6,451	$11,599	$(406)	$85	$23,930

Adjusted Balance, January 1, 2015	720,698	$2,603	$3,603	$6,517	$12,317	$(751)	$88	$24,377
Add (Deduct):
Net income	―	―	―	―	1,016	―	32	1,048
Net change in AOCI	―	―	―	―	―	3	―	3
Stock transactions:
Issued in business combinations	7,847	―	39	283	―	―	―	322
Issued in connection with equity awards	6,249	―	31	64	―	―	―	95
Shares repurchased in connection with equity awards	(1,313)	―	(6)	(45)	―	―	―	(51)
Excess tax benefits in connection with equity awards	―	―	―	9	―	―	―	9
Purchase of additional ownership interest in AmRisc, LP	―	―	―	(219)	―	―	(3)	(222)
Cash dividends declared on common stock	―	―	―	―	(368)	―	―	(368)
Cash dividends declared on preferred stock	―	―	―	―	(74)	―	―	(74)
Equity-based compensation expense	―	―	―	58	―	―	―	58
Other, net	―	―	―	―	―	―	(65)	(65)
Balance, June 30, 2015	733,481	$2,603	$3,667	$6,667	$12,891	$(748)	$52	$25,132

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)
	Six Months Ended
	June 30,
	2015	2014
Cash Flows From Operating Activities:
Net income	$1,048	$1,050
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	196	134
Adjustment to income tax provision	(107)	14
Depreciation	173	161
Loss on early extinguishment of debt	172	―
Amortization of intangibles	44	46
Equity-based compensation expense	58	56
(Gain) loss on securities, net	1	(2)
Net change in operating assets and liabilities:
LHFS	(1,044)	(470)
Other assets	(739)	368
Accounts payable and other liabilities	180	(559)
Other, net	64	79
Net cash from operating activities	46	877

Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	754	1,172
Proceeds from maturities, calls and paydowns of AFS securities	2,708	1,921
Purchases of AFS securities	(3,486)	(1,644)
Proceeds from maturities, calls and paydowns of HTM securities	1,733	726
Purchases of HTM securities	(945)	(3,067)
Originations and purchases of loans and leases, net of principal collected	(1,704)	(4,079)
Net cash received (paid) for business combinations	1,742	1,025
Proceeds from sales of foreclosed property	105	134
Other, net	(246)	270
Net cash from investing activities	661	(3,542)

Cash Flows From Financing Activities:
Net change in deposits	277	2,883
Net change in short-term borrowings	143	(159)
Proceeds from issuance of long-term debt	1,017	2,407
Repayment of long-term debt	(1,266)	(2,040)
Cash dividends paid on common stock	(368)	(321)
Cash dividends paid on preferred stock	(74)	(74)
Other, net	(140)	252
Net cash from financing activities	(411)	2,948
Net Change in Cash and Cash Equivalents	296	283
Cash and Cash Equivalents at Beginning of Period	2,325	2,165
Cash and Cash Equivalents at End of Period	$2,621	$2,448

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$360	$397
Income taxes	440	384
Noncash investing activities:
Transfers of loans to foreclosed assets	249	228
Purchase of additional interest in AmRisc, LP	216	―
Stock issued in business combinations	322	―

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

Changes in Accounting Principles and Effects of New Accounting Pronouncements

In May 2015, the FASB issued new guidance related to Insurance. The new guidance requires insurance companies to provide additional disclosures about the liability for unpaid claims and claim adjustment expenses. This guidance is effective for annual periods beginning after December 15, 2015. BB&T’s insurance operations primarily consist of agency/broker transactions; therefore, the adoption of this guidance is not expected to be material to the consolidated financial statements.

In May 2015, the FASB issued new guidance related to Fair Value Measurement. The new guidance eliminates the requirement to classify in the fair value hierarchy any investments for which fair value is measured at net asset value per share using the practical expedient. This guidance is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The adoption of this guidance is not expected to be material to the consolidated financial statements.

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

In May 2014, the FASB issued new guidance related to Revenue from Contracts with Customers. This guidance supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Accounting Standards Codification. The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016; however, the FASB has proposed a one year deferral of the effective date. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

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

Effective January 1, 2015, the Company adopted new guidance related to Investments in Qualified Affordable Housing Projects. The Company used the retrospective method of adoption and has elected the proportional amortization method to account for these investments. The proportional amortization method allows an entity to amortize the initial cost of the investment in proportion to the amount of tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of the provision for income taxes. See Note 13 “Commitments and Contingencies” for the impact of the adoption of this guidance.

NOTE 2. Acquisitions and Divestitures

The following table summarizes the purchase price allocations for certain bank and branch acquisitions. Accordingly, the assets acquired and liabilities assumed are presented at their estimated fair values. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. The fair value estimates for the current-year acquisitions are considered preliminary and are subject to change for up to one year after the closing date of the acquisition as additional information becomes available.

	The Bank of Kentucky	Citi - 41 Branches in Texas	Citi - 21 Branches in Texas

	(Dollars in millions)
Period of acquisition	Q2 2015	Q1 2015	Q2 2014
Assets acquired:
Cash, due from banks and fed funds sold	$135	$14	$6
Securities	347	―	―
Loans	1,198	61	112
Goodwill	237	79	29
CDI	14	36	20
Other assets	98	48	16
Total assets acquired	2,029	238	183
Liabilities assumed:
Deposits	1,558	1,907	1,228
Debt	73	―	―
Other liabilities	3	―	―
Total liabilities assumed	1,634	1,907	1,228
Consideration paid (received)	$395	$(1,669)	$(1,045)

Cash paid (received)	$73	$(1,669)	$(1,045)
Fair value of common stock issued	322	―	―

The acquisition of The Bank of Kentucky provided 32 additional retail branches. The UPB of loans acquired from The Bank of Kentucky was $1.3 billion, and the acquired goodwill is expected to be non-deductible for income tax purposes.

BB&T has reached an agreement and received regulatory approval to acquire Susquehanna Bancshares, Inc. Closing is expected to occur on August 1, 2015.

During the second quarter of 2015, BB&T purchased additional ownership interest in AmRisc, LP. from the noncontrolling owners for cash and ownership of American Coastal. Since BB&T held a controlling interest in AmRisc, LP prior to this transaction, the total consideration less the establishment of a deferred tax asset was recognized as a charge to shareholders’ equity. BB&T will continue to consolidate AmRisc, LP and recognize a noncontrolling interest for the remaining interests held by the noncontrolling owners. The transfer of the ownership of American Coastal was accounted for as a sale, and the resulting pre-tax loss is included in other income in the Consolidated Statements of Income. The following table summarizes these transactions:

Purchase of Additional Ownership of AmRisc, LP		Sale of American Coastal

(Dollars in millions)
Fair value of American Coastal	$216	Fair value of American Coastal	$216
Cash paid	146	Net assets sold	(193)
Total consideration	362	Allocated goodwill	(49)
Deferred tax asset recognized	(140)	Pre-tax loss on sale	(26)
		Income tax expense	(8)
Net charge to shareholders' equity	$222	After-tax net loss on sale	$(34)

NOTE 3. Securities

	Amortized	Gross Unrealized		Fair
June 30, 2015	Cost	Gains	Losses	Value

	(Dollars in millions)
AFS securities:
U.S. Treasury	$1,381	$5	$1	$1,385
Agency MBS	16,655	62	283	16,434
States and political subdivisions	1,926	99	66	1,959
Non-agency MBS	217	26	—	243
Other	5	—	—	5
Securities acquired from FDIC	833	324	—	1,157
Total AFS securities	$21,017	$516	$350	$21,183

HTM securities:
U.S. Treasury	$1,097	$25	$—	$1,122
GSE	5,395	17	114	5,298
Agency MBS	12,335	89	13	12,411
States and political subdivisions	21	1	—	22
Other	589	13	—	602
Total HTM securities	$19,437	$145	$127	$19,455

	Amortized	Gross Unrealized		Fair
December 31, 2014	Cost	Gains	Losses	Value

	(Dollars in millions)
AFS securities:
U.S. Treasury	$1,230	$1	$—	$1,231
Agency MBS	16,358	93	297	16,154
States and political subdivisions	1,913	120	59	1,974
Non-agency MBS	232	32	—	264
Other	41	—	—	41
Securities acquired from FDIC	886	357	—	1,243
Total AFS securities	$20,660	$603	$356	$20,907

HTM securities:
U.S. Treasury	$1,096	$23	$—	$1,119
GSE	5,394	17	108	5,303
Agency MBS	13,120	137	12	13,245
States and political subdivisions	22	2	—	24
Other	608	14	—	622
Total HTM securities	$20,240	$193	$120	$20,313

The fair value of securities acquired from the FDIC included non-agency MBS of $853 million and $931 million as of June 30, 2015 and December 31, 2014, respectively, and states and political subdivisions securities of $304 million and $312 million as of June 30, 2015 and December 31, 2014, respectively. Effective October 1, 2014, securities subject to the commercial loss sharing agreement with the FDIC related to the Colonial acquisition were no longer covered by loss sharing; however, any gains on the sale of these securities through September 30, 2017 would be shared with the FDIC. Since these securities are in a significant unrealized gain position, they continue to be effectively covered as any declines in the unrealized gains of the securities down to a contractually specified amount would reduce the liability to the FDIC at the applicable percentage. The contractually-specified amount is the acquisition date fair value less any paydowns, redemptions or maturities and OTTI and totaled approximately $554 million at June 30, 2015. Any further declines below the contractually-specified amount would not be covered.

Certain investments in marketable debt securities and MBS issued by FNMA and FHLMC exceeded ten percent of shareholders’ equity at June 30, 2015. The FNMA investments had total amortized cost and fair value of $13.0 billion and $12.8 billion, respectively. The FHLMC investments had total amortized cost and fair value of $5.8 billion.

The following table reflects changes in credit losses on securities with OTTI (excluding securities acquired from the FDIC) where a portion of the unrealized loss was recognized in OCI:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

	(Dollars in millions)
Balance at beginning of period	$61	$76	$64	$78
Credit losses on securities without previously recognized OTTI	―	―	―	1
Credit losses on securities with previously recognized OTTI	3	―	3	―
Reductions for securities sold/settled during the period	(4)	(3)	(7)	(6)
Credit recoveries through yield	(1)	(1)	(1)	(1)
Balance at end of period	$59	$72	$59	$72

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected life of MBS may differ from contractual maturities because borrowers have the right to prepay the underlying mortgage loans with or without prepayment penalties.

	AFS		HTM
	Amortized	Fair	Amortized	Fair
June 30, 2015	Cost	Value	Cost	Value

	(Dollars in millions)
Due in one year or less	$271	$271	$1	$1
Due after one year through five years	1,332	1,345	750	740
Due after five years through ten years	639	661	6,005	5,947
Due after ten years	18,775	18,906	12,681	12,767
Total debt securities	$21,017	$21,183	$19,437	$19,455

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2015	Value	Losses	Value	Losses	Value	Losses

	(Dollars in millions)
AFS securities:
U.S. Treasury securities	$259	$1	$—	$—	$259	$1
Agency MBS	4,151	45	5,946	238	10,097	283
States and political subdivisions	79	2	431	64	510	66
Total	$4,489	$48	$6,377	$302	$10,866	$350

HTM securities:
GSE	$2,883	$59	$1,995	$55	$4,878	$114
Agency MBS	2,166	11	387	2	2,553	13
Total	$5,049	$70	$2,382	$57	$7,431	$127

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2014	Value	Losses	Value	Losses	Value	Losses

	(Dollars in millions)
AFS securities:
Agency MBS	$2,285	$19	$6,878	$278	$9,163	$297
States and political subdivisions	13	―	449	59	462	59
Total	$2,298	$19	$7,327	$337	$9,625	$356

HTM securities:
GSE	$896	$5	$3,968	$103	$4,864	$108
Agency MBS	1,329	5	800	7	2,129	12
Total	$2,225	$10	$4,768	$110	$6,993	$120

The unrealized losses on GSE securities and agency MBS were the result of increases in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. At June 30, 2015, one non-agency MBS had an immaterial amount of credit impairment.

At June 30, 2015, $61 million of the unrealized loss on states and political subdivisions securities was the result of fair value hedge basis adjustments that are a component of amortized cost. These securities in an unrealized loss position are evaluated for credit impairment through a qualitative analysis of issuer performance and the primary source of repayment. At June 30, 2015, four of these securities had immaterial amounts of credit impairment.

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

Effective October 1, 2014, loans subject to the commercial loss sharing agreement with the FDIC related to the Colonial acquisition were no longer covered by loss sharing. At June 30, 2015, these loans had a carrying value of $392 million, a UPB of $617 million and an allowance of $41 million and are included in acquired from FDIC loans. Loans with a carrying value of $600 million at June 30, 2015 continue to be covered by loss sharing and are included in the acquired from FDIC balance.

	Accruing
			90 Days Or
		30-89 Days	More Past
June 30, 2015	Current	Past Due	Due	Nonaccrual	Total

	(Dollars in millions)
Commercial:
Commercial and industrial	$43,393	$16	$ ―	$198	$43,607
CRE-income producing properties	11,069	4	―	59	11,132
CRE-construction and development	2,855	3	―	16	2,874
Other lending subsidiaries	5,475	18	―	12	5,505
Retail:
Direct retail lending	8,583	41	10	41	8,675
Revolving credit	2,379	19	9	―	2,407
Residential mortgage-nonguaranteed	28,605	362	60	188	29,215
Residential mortgage-government guaranteed	270	77	492	―	839
Sales finance	10,423	53	4	13	10,493
Other lending subsidiaries	6,305	212	―	45	6,562
Acquired from FDIC	837	31	124	―	992
Total	$120,194	$836	$699	$572	$122,301

	Accruing
			90 Days Or
		30-89 Days	More Past
December 31, 2014	Current	Past Due	Due	Nonaccrual	Total

	(Dollars in millions)
Commercial:
Commercial and industrial	$41,192	$23	$ ―	$239	$41,454
CRE-income producing properties	10,644	4	―	74	10,722
CRE-construction and development	2,708	1	―	26	2,735
Other lending subsidiaries	5,337	15	―	4	5,356
Retail:
Direct retail lending	8,045	41	12	48	8,146
Revolving credit	2,428	23	9	―	2,460
Residential mortgage-nonguaranteed	29,468	392	83	164	30,107
Residential mortgage-government guaranteed	251	82	648	2	983
Sales finance	10,528	62	5	5	10,600
Other lending subsidiaries	5,830	222	―	54	6,106
Acquired from FDIC	994	33	188	―	1,215
Total	$117,425	$898	$945	$616	$119,884

The following tables present the carrying amount of loans by risk rating. Loans acquired from the FDIC are excluded because their related ALLL is determined by loan pool performance.

		CRE -	CRE -
	Commercial	Income Producing	Construction and	Other Lending
June 30, 2015	& Industrial	Properties	Development	Subsidiaries

	(Dollars in millions)
Commercial:
Pass	$41,951	$10,657	$2,761	$5,464
Special mention	296	102	17	15
Substandard-performing	1,162	314	80	14
Nonperforming	198	59	16	12
Total	$43,607	$11,132	$2,874	$5,505

	Direct Retail	Revolving	Residential	Sales	Other Lending
	Lending	Credit	Mortgage	Finance	Subsidiaries

	(Dollars in millions)
Retail:
Performing	$8,634	$2,407	$29,866	$10,480	$6,517
Nonperforming	41	―	188	13	45
Total	$8,675	$2,407	$30,054	$10,493	$6,562

		CRE -	CRE -
	Commercial	Income Producing	Construction and	Other Lending
December 31, 2014	& Industrial	Properties	Development	Subsidiaries

	(Dollars in millions)
Commercial:
Pass	$40,055	$10,253	$2,615	$5,317
Special mention	163	67	7	10
Substandard-performing	997	328	87	25
Nonperforming	239	74	26	4
Total	$41,454	$10,722	$2,735	$5,356

	Direct Retail	Revolving	Residential	Sales	Other Lending
	Lending	Credit	Mortgage	Finance	Subsidiaries

	(Dollars in millions)
Retail:
Performing	$8,098	$2,460	$30,924	$10,595	$6,052
Nonperforming	48	―	166	5	54
Total	$8,146	$2,460	$31,090	$10,600	$6,106

	ACL Rollforward
	Beginning	Charge-		Provision			Ending
Three Months Ended June 30, 2015	Balance	Offs	Recoveries	(Benefit)	Other		Balance

	(Dollars in millions)
Commercial:
Commercial and industrial	$448	$(32)	$13	$28	$	―	$457
CRE-income producing properties	153	(4)	1	(9)		―	141
CRE-construction and development	42	―	2	(6)		―	38
Other lending subsidiaries	22	(2)	1	―		―	21
Retail:
Direct retail lending	111	(13)	7	8		―	113
Revolving credit	106	(19)	5	10		―	102
Residential mortgage-nonguaranteed	200	(7)	1	3		―	197
Residential mortgage-government guaranteed	30	(2)	―	―		―	28
Sales finance	58	(5)	2	(1)		―	54
Other lending subsidiaries	237	(55)	9	58		―	249
Acquired from FDIC	57	―	―	―		―	57
ALLL	1,464	(139)	41	91		―	1,457
RUFC	68	―	―	6		4	78
ACL	$1,532	$(139)	$41	$97		$4	$1,535

	ACL Rollforward
	Beginning	Charge-		Provision	Ending
Three Months Ended June 30, 2014	Balance	Offs	Recoveries	(Benefit)	Balance

	(Dollars in millions)
Commercial:
Commercial and industrial	$423	$(40)	$10	$30	$423
CRE-income producing properties	136	(11)	3	(1)	127
CRE-construction and development	65	(3)	10	(13)	59
Other lending subsidiaries	16	(1)	1	1	17
Retail:
Direct retail lending	120	(19)	7	16	124
Revolving credit	115	(18)	5	10	112
Residential mortgage-nonguaranteed	327	(20)	―	17	324
Residential mortgage-government guaranteed	69	(1)	―	(17)	51
Sales finance	45	(4)	2	1	44
Other lending subsidiaries	222	(46)	8	34	218
Acquired from FDIC	104	(4)	―	(9)	91
ALLL	1,642	(167)	46	69	1,590
RUFC	80	―	―	5	85
ACL	$1,722	$(167)	$46	$74	$1,675

	ACL Rollforward
Six Months Ended June 30, 2015	Beginning Balance	Charge-Offs	Recoveries	Provision (Benefit)	Other		Ending Balance

	(Dollars in millions)
Commercial:
Commercial and industrial	$421	$(46)	$21	$61	$	―	$457
CRE - income producing properties	162	(13)	3	(11)		―	141
CRE - construction and development	48	(2)	6	(14)		―	38
Other lending subsidiaries	21	(5)	2	3		―	21
Retail:
Direct retail lending	110	(25)	15	13		―	113
Revolving credit	110	(37)	10	19		―	102
Residential mortgage-nonguaranteed	217	(18)	1	(3)		―	197
Residential mortgage-government guaranteed	36	(2)	―	(6)		―	28
Sales finance	50	(11)	5	10		―	54
Other lending subsidiaries	235	(119)	17	116		―	249
Acquired from FDIC	64	(1)	―	(6)		―	57
ALLL	1,474	(279)	80	182		―	1,457
RUFC	60	―	―	14		4	78
ACL	$1,534	$(279)	$80	$196		$4	$1,535

	ACL Rollforward
Six Months Ended June 30, 2014	Beginning Balance	Charge-Offs	Recoveries	Provision (Benefit)	Other		Ending Balance

	(Dollars in millions)
Commercial:
Commercial and industrial	$454	$(73)	$19	$23	$	―	$423
CRE - income producing properties	149	(19)	5	(8)		―	127
CRE - construction and development	76	(7)	13	(23)		―	59
Other lending subsidiaries	15	(2)	1	3		―	17
Retail:
Direct retail lending	209	(38)	15	23		(85)	124
Revolving credit	115	(36)	10	23		―	112
Residential mortgage-nonguaranteed	269	(41)	1	10		85	324
Residential mortgage-government guaranteed	62	(1)	―	(10)		―	51
Sales finance	45	(11)	5	5		―	44
Other lending subsidiaries	224	(130)	16	108		―	218
Acquired from FDIC	114	(7)	―	(16)		―	91
ALLL	1,732	(365)	85	138		―	1,590
RUFC	89	―	―	(4)		―	85
ACL	$1,821	$(365)	$85	$134	$	―	$1,675

The following table provides a summary of loans that are collectively evaluated for impairment.

	June 30, 2015		December 31, 2014
	Recorded Investment	Related ALLL	Recorded Investment	Related ALLL

	(Dollars in millions)
Commercial:
Commercial and industrial	$43,300	$424	$41,120	$379
CRE-income producing properties	11,009	131	10,583	147
CRE-construction and development	2,832	30	2,670	39
Other lending subsidiaries	5,493	18	5,351	20
Retail:
Direct retail lending	8,585	91	8,048	86
Revolving credit	2,371	88	2,419	94
Residential mortgage-nonguaranteed	28,761	155	29,660	181
Residential mortgage-government guaranteed	511	2	622	4
Sales finance	10,473	50	10,579	46
Other lending subsidiaries	6,379	218	5,930	204
Acquired from FDIC	992	57	1,215	64
Total	$120,706	$1,264	$118,197	$1,264

The following tables set forth certain information regarding impaired loans, excluding purchased impaired loans and LHFS, that were individually evaluated for reserves.

				Average	Interest
	Recorded		Related	Recorded	Income
As Of / For The Six Months Ended June 30, 2015	Investment	UPB	ALLL	Investment	Recognized

	(Dollars in millions)
With no related ALLL recorded:
Commercial:
Commercial and industrial	$88	$120	$ ―	$85	$ ―
CRE-income producing properties	24	33	―	19	―
CRE-construction and development	4	6	―	10	―
Other lending subsidiaries	―	2	―	1	―
Retail:
Direct retail lending	12	43	―	13	―
Residential mortgage-nonguaranteed	90	151	―	107	2
Residential mortgage-government guaranteed	2	3	―	3	―
Sales finance	1	2	―	1	―
Other lending subsidiaries	3	7	―	3	―
With an ALLL recorded:
Commercial:
Commercial and industrial	219	225	33	237	2
CRE-income producing properties	99	100	10	108	2
CRE-construction and development	38	38	8	41	1
Other lending subsidiaries	12	13	3	6	―
Retail:
Direct retail lending	78	80	22	82	2
Revolving credit	36	36	14	38	1
Residential mortgage-nonguaranteed	364	376	42	345	8
Residential mortgage-government guaranteed	326	327	26	333	7
Sales finance	19	19	4	19	―
Other lending subsidiaries	180	182	31	177	14
Total	$1,595	$1,763	$193	$1,628	$39

				Average	Interest
	Recorded		Related	Recorded	Income
As Of / For The Year Ended December 31, 2014	Investment	UPB	ALLL	Investment	Recognized

	(Dollars in millions)
With no related ALLL recorded:
Commercial:
Commercial and industrial	$87	$136	$ ―	$138	$2
CRE-income producing properties	18	25	―	36	―
CRE-construction and development	14	21	―	20	―
Other lending subsidiaries	―	1	―	―	―
Retail:
Direct retail lending	13	49	―	14	1
Residential mortgage-nonguaranteed	87	141	―	147	5
Residential mortgage-government guaranteed	3	4	―	7	―
Sales finance	1	2	―	1	―
Other lending subsidiaries	3	7	―	3	―
With an ALLL recorded:
Commercial:
Commercial and industrial	247	254	42	279	5
CRE-income producing properties	121	123	15	133	4
CRE-construction and development	51	52	9	65	2
Other lending subsidiaries	5	5	1	4	―
Retail:
Direct retail lending	85	87	24	95	5
Revolving credit	41	41	16	45	2
Residential mortgage-nonguaranteed	360	370	36	700	31
Residential mortgage-government guaranteed	358	358	32	402	17
Sales finance	20	21	4	20	1
Other lending subsidiaries	173	175	31	148	22
Total	$1,687	$1,872	$210	$2,257	$97

The following table provides a summary of TDRs, all of which are considered impaired.

	June 30,	December 31,
	2015	2014

	(Dollars in millions)
Performing TDRs:
Commercial:
Commercial and industrial	$75	$64
CRE-income producing properties	21	27
CRE-construction and development	23	30
Direct retail lending	81	84
Sales finance	18	19
Revolving credit	36	41
Residential mortgage-nonguaranteed	273	261
Residential mortgage-government guaranteed	328	360
Other lending subsidiaries	172	164
Total performing TDRs	1,027	1,050
Nonperforming TDRs (also included in NPL disclosures)	127	126
Total TDRs	$1,154	$1,176

ALLL attributable to TDRs	$151	$159

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

	Three Months Ended June 30,
	2015			2014
	Types of			Types of
	Modifications		Impact To	Modifications		Impact To
	Rate	Structure	Allowance	Rate	Structure	Allowance

	(Dollars in millions)
Commercial:
Commercial and industrial	$40	$10	$1	$49	$10	$1
CRE-income producing properties	2	10	―	5	6	―
CRE-construction and development	―	9	―	6	10	―

Retail:
Direct retail lending	3	―	1	8	1	1
Revolving credit	4	―	1	6	―	2
Residential mortgage-nonguaranteed	21	10	2	19	8	2
Residential mortgage-government guaranteed	49	―	2	105	―	4
Sales finance	―	3	―	1	1	―
Other lending subsidiaries	29	―	4	29	―	3

	Six Months Ended June 30,
	2015			2014
	Types of			Types of
	Modifications		Impact To	Modifications		Impact To
	Rate	Structure	Allowance	Rate	Structure	Allowance

	(Dollars in millions)
Commercial:
Commercial and industrial	$49	$24	$2	$68	$29	$2
CRE-income producing properties	4	13	―	13	11	―
CRE-construction and development	―	12	―	11	13	―
Retail:
Direct retail lending	6	―	2	19	3	4
Revolving credit	8	―	2	13	―	3
Residential mortgage-nonguaranteed	44	22	5	51	17	13
Residential mortgage-government guaranteed	109	―	4	144	―	7
Sales finance	―	5	―	1	6	1
Other lending subsidiaries	60	―	8	58	―	8

Charge-offs and forgiveness of principal and interest for TDRs were immaterial for all periods presented.

The pre-default balance for modifications that experienced a payment default that had been classified as TDRs during the previous 12 months was $14 million and $17 million for the three months ended June 30, 2015 and 2014, respectively, and $35 million and $38 million for the six months ended June 30, 2015 and 2014, respectively. Payment default is defined as movement of the TDR to nonaccrual status, foreclosure or charge-off, whichever occurs first.

Changes in the carrying value and accretable yield of loans acquired from the FDIC are presented in the following table:

	Six Months Ended June 30, 2015				Year Ended December 31, 2014
	Purchased Impaired		Purchased Nonimpaired		Purchased Impaired		Purchased Nonimpaired
	Accretable	Carrying	Accretable	Carrying	Accretable	Carrying	Accretable	Carrying
	Yield	Value	Yield	Value	Yield	Value	Yield	Value

	(Dollars in millions)
Balance at beginning of period	$134	$579	$244	$636	$187	$863	$351	$1,172
Accretion	(35)	35	(49)	49	(107)	107	(169)	169
Payments received, net	―	(133)	―	(174)	―	(391)	―	(705)
Other, net	23	―	9	―	54	―	62	―
Balance at end of period	$122	$481	$204	$511	$134	$579	$244	$636

Outstanding UPB at end of period		$728		$704		$864		$860

The following table presents additional information about BB&T’s loans and leases:

	June 30,	December 31,
	2015	2014

	(Dollars in millions)
Unearned income and net deferred loan fees and costs	$183	$147
Residential mortgage loans in process of foreclosure	295	379

NOTE 5. Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill attributable to BB&T’s operating segments are reflected in the table below. During the second quarter of 2015, BB&T sold American Coastal, which resulted in the allocation and write-off of goodwill from the Insurance Services segment.

		Residential	Dealer
	Community	Mortgage	Financial	Specialized	Insurance	Financial
	Banking	Banking	Services	Lending	Services	Services	Total

	(Dollars in millions)
Goodwill balance, January 1, 2015	$4,634	$326	$111	$88	$1,518	$192	$6,869
Acquisitions	316	―	―	―	3	―	319
Allocated to sale of American Coastal	―	―	―	―	(49)	―	(49)
Other adjustments	5	―	―	―	(3)	―	2
Goodwill balance, June 30, 2015	$4,955	$326	$111	$88	$1,469	$192	$7,141

The following table presents information for identifiable intangible assets subject to amortization:

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(Dollars in millions)
CDI	$743	$(601)	$142	$693	$(585)	$108
Other, primarily customer relationship
intangibles	1,090	(718)	372	1,088	(691)	397
Total	$1,833	$(1,319)	$514	$1,781	$(1,276)	$505

NOTE 6. Loan Servicing

Residential Mortgage Banking Activities

The following tables summarize residential mortgage banking activities. Mortgage and home equity loans managed exclude loans serviced for others with no other continuing involvement.

	June 30,	December 31,
	2015	2014
	(Dollars in millions)
Mortgage and home equity loans managed	$33,483	$33,742
Less:
LHFS	2,184	1,317
Mortgage loans acquired from FDIC	626	668
Mortgage loans sold with recourse	619	667
Mortgage loans held for investment	$30,054	$31,090

UPB of mortgage loan servicing portfolio	$115,122	$115,476
UPB of home equity loan servicing portfolio	6,040	6,781
UPB of residential mortgage and home equity loan servicing portfolio	$121,162	$122,257
UPB of residential mortgage loans serviced for others (primarily agency
conforming fixed rate)	$89,235	$90,230
Maximum recourse exposure from mortgage loans sold with recourse liability	335	344
Indemnification, recourse and repurchase reserves	83	94
FHA-insured mortgage loan reserve	85	85

The potential exposure related to losses incurred by the FHA on defaulted loans ranges from $25 million to $105 million.

	As Of / For The
	Six Months Ended June 30,
	2015	2014

	(Dollars in millions)
UPB of residential mortgage loans sold from LHFS	$6,804	$5,972
Pre-tax gains recognized on mortgage loans sold and held for sale	74	38
Servicing fees recognized from mortgage loans serviced for others	136	136
Approximate weighted average servicing fee on the outstanding balance of
residential mortgage loans serviced for others	0.29%	0.30%
Weighted average interest rate on mortgage loans serviced for others	4.16	4.23

	Six Months Ended June 30,
	2015	2014

	(Dollars in millions)
Residential MSRs, carrying value, January 1,	$844	$1,047
Additions	68	66
Change in fair value due to changes in valuation inputs or assumptions:
Prepayment speeds	166	(100)
OAS	(70)	3
Servicing costs	(25)	―
Realization of expected net servicing cash flows, passage of time and other	(71)	(62)
Residential MSRs, carrying value, June 30,	$912	$954

Gains (losses) on derivative financial instruments used to mitigate the
income statement effect of changes in fair value	$(38)	$105

The sensitivity of the fair value of the residential MSRs to changes in key assumptions is included in the accompanying table:

	June 30, 2015				December 31, 2014
	Range		Weighted		Range		Weighted
	Min	Max	Average		Min	Max	Average

	(Dollars in millions)
Prepayment speed	4.8%	7.7%	7.0%		10.8%	12.8%	12.0%
Effect on fair value of a 10% increase			$(26)				$(30)
Effect on fair value of a 20% increase			(51)				(58)

OAS	10.5%	12.4%	11.0%		9.1%	9.9%	9.3%
Effect on fair value of a 10% increase			$(37)				$(26)
Effect on fair value of a 20% increase			(72)				(50)

Composition of loans serviced for others:
Fixed-rate residential mortgage loans			99.3%				99.4%
Adjustable-rate residential mortgage loans			0.7				0.6
Total			100.0%				100.0%

Weighted average life			7.7	yrs			5.7	yrs

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

Commercial Mortgage Banking Activities

CRE mortgage loans serviced for others are not included in loans and leases on the accompanying Consolidated Balance Sheets. The following table summarizes commercial mortgage banking activities for the periods presented:

	June 30,	December 31,
	2015	2014

	(Dollars in millions)
UPB of CRE mortgages serviced for others	$28,039	$27,599
CRE mortgages serviced for others covered by recourse provisions	4,425	4,264
Maximum recourse exposure from CRE mortgages sold with recourse liability	1,331	1,278
Recorded reserves related to recourse exposure	8	7
Originated CRE mortgages during the year	3,264	5,265

NOTE 7. Deposits

A summary of deposits is presented in the accompanying table:

	June 30,	December 31,
	2015	2014

	(Dollars in millions)
Noninterest-bearing deposits	$42,234	$38,786
Interest checking	20,843	20,262
Money market and savings	55,269	50,604
Time deposits	14,437	19,388
Total deposits	$132,783	$129,040

Time deposits $100,000 and greater	$5,525	$9,782
Time deposits $250,000 and greater	1,870	5,753

NOTE 8. Long-Term Debt

	June 30,	December 31,
	2015	2014

	(Dollars in millions)
BB&T Corporation:
3.95% senior notes due 2016	$500	$500
3.20% senior notes due 2016	1,000	1,000
2.15% senior notes due 2017	749	749
1.60% senior notes due 2017	749	749
1.45% senior notes due 2018	500	500
Floating rate senior notes due 2018 (LIBOR-based, 1.15% at June 30, 2015)	400	400
2.05% senior notes due 2018	599	599
6.85% senior notes due 2019	540	539
2.25% senior notes due 2019	648	648
Floating rate senior notes due 2019 (LIBOR-based, 0.94% at June 30, 2015)	450	450
2.45% senior notes due 2020	1,298	1,298
2.63% senior notes due 2020	999	―
Floating rate senior notes due 2020 (LIBOR-based, 0.99% at June 30, 2015)	200	200
5.20% subordinated notes due 2015	934	933
4.90% subordinated notes due 2017	354	353
5.25% subordinated notes due 2019	586	586
3.95% subordinated notes due 2022	299	298

Branch Bank:
1.45% senior notes due 2016	750	750
Floating rate senior notes due 2016 (LIBOR-based, 0.71% at June 30, 2015)	375	500
1.05% senior notes due 2016	500	500
1.00% senior notes due 2017	599	599
1.35% senior notes due 2017	750	750
2.30% senior notes due 2018	750	750
2.85% senior notes due 2021	700	699
5.63% subordinated notes due 2016	386	386
Floating rate subordinated notes due 2016 (LIBOR-based, 0.61% at June 30, 2015)	350	350
Floating rate subordinated note due 2017 (LIBOR-based, 0.58% at June 30, 2015)	262	262
3.80% subordinated notes due 2026	848	848

FHLB advances to Branch Bank:
Varying maturities to 2034	5,577	6,496

Other long-term debt	154	119

Fair value hedge-related basis adjustments	465	501
Total long-term debt	$23,271	$23,312

The following table reflects the carrying amounts and effective interest rates for long-term debt:

	June 30, 2015		December 31, 2014
	Carrying	Effective	Carrying	Effective
	Amount	Rate	Amount	Rate

	(Dollars in millions)
BB&T Corporation fixed rate senior notes	$7,681	2.30%	$6,669	2.39%
BB&T Corporation floating rate senior notes	1,050	1.08	1,050	1.07
BB&T Corporation fixed rate subordinated notes	2,340	2.20	2,362	2.30
Branch Bank fixed rate senior notes	4,074	1.56	4,060	1.72
Branch Bank floating rate senior notes	375	0.76	500	0.72
Branch Bank fixed rate subordinated notes	1,279	2.95	1,299	2.86
Branch Bank floating rate subordinated notes	612	3.42	612	3.27
FHLB advances (weighted average maturity of 5.3 years at June 30, 2015)	5,706	3.98	6,641	4.03
Other long-term debt	154		119
Total long-term debt	$23,271		$23,312

The effective rates above reflect the impact of cash flow and fair value hedges, as applicable. Subordinated notes with a remaining maturity of one year or greater qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.

During the second quarter of 2015, BB&T terminated FHLB advances totaling $931 million, which resulted in a pre-tax loss on early extinguishment of $172 million.

NOTE 9. Shareholders’ Equity

The activity relating to options and RSUs during the period is presented in the following tables:

		Wtd. Avg.
		Exercise
	Options	Price

	(Shares in thousands)
Outstanding at January 1, 2015	28,374	$35.09
Granted	434	38.22
Exercised	(2,775)	32.14
Forfeited or expired	(5,618)	38.66
Outstanding at June 30, 2015	20,415	34.58

Exercisable at June 30, 2015	18,687	34.73

Exercisable and expected to vest at June 30, 2015	20,296	34.59

		Wtd. Avg.
	Restricted	Grant Date
	Shares/Units	Fair Value

	(Shares in thousands)
Nonvested at January 1, 2015	12,075	$27.38
Granted	3,680	33.28
Vested	(3,400)	24.83
Forfeited	(193)	30.91
Nonvested at June 30, 2015	12,162	29.82
Expected to vest at June 30, 2015	11,158	29.83

NOTE 10. AOCI

Three Months Ended June 30, 2015	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total

	(Dollars in millions)
AOCI balance, April 1, 2015	$(617)	$(108)	$209	$(197)	$(20)	$(733)
OCI before reclassifications, net of tax	1	60	(121)	5	1	(54)
Amounts reclassified from AOCI:
Personnel expense	12	―	―	―	―	12
Interest income	―	―	22	―	―	22
Interest expense	―	21	―	―	―	21
FDIC loss share income, net	―	―	―	6	―	6
Securities (gains) losses, net	―	―	1	―	―	1
Total before income taxes	12	21	23	6	―	62
Less: Income taxes	4	8	9	2	―	23
Net of income taxes	8	13	14	4	―	39
Net change in OCI	9	73	(107)	9	1	(15)
AOCI balance, June 30, 2015	$(608)	$(35)	$102	$(188)	$(19)	$(748)

Three Months Ended June 30, 2014	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total

	(Dollars in millions)
AOCI balance, April 1, 2014	$(302)	$13	$37	$(229)	$(19)	$(500)
OCI before reclassifications, net of tax	1	(14)	89	(6)	8	78
Amounts reclassified from AOCI:
Personnel expense	1	―	―	―	―	1
Interest income	―	―	(5)	―	(5)	(10)
Interest expense	―	19	―	―	―	19
FDIC loss share income, net	―	―	―	14	―	14
Total before income taxes	1	19	(5)	14	(5)	24
Less: Income taxes	―	7	(2)	5	(2)	8
Net of income taxes	1	12	(3)	9	(3)	16
Net change in OCI	2	(2)	86	3	5	94
AOCI balance, June 30, 2014	$(300)	$11	$123	$(226)	$(14)	$(406)

Six Months Ended June 30, 2015	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total

	(Dollars in millions)
AOCI balance, January 1, 2015	$(626)	$(54)	$152	$(207)	$(16)	$(751)
OCI before reclassifications, net of tax	3	(7)	(54)	7	(4)	(55)
Amounts reclassified from AOCI:
Personnel expense	24	―	―	―	―	24
Interest income	―	―	6		1	7
Interest expense	―	42	―	―	―	42
FDIC loss share income, net	―	―	―	19	―	19
Securities (gains) losses, net	―	―	1	―	―	1
Total before income taxes	24	42	7	19	1	93
Less: Income taxes	9	16	3	7	―	35
Net of income taxes	15	26	4	12	1	58
Net change in AOCI	18	19	(50)	19	(3)	3
AOCI balance, June 30, 2015	$(608)	$(35)	$102	$(188)	$(19)	$(748)

Six Months Ended June 30, 2014	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total

	(Dollars in millions)
AOCI balance, January 1, 2014	$(303)	$2	$(42)	$(235)	$(15)	$(593)
OCI before reclassifications, net of tax	2	(16)	174	(6)	3	157
Amounts reclassified from AOCI:
Personnel expense	1	―	―	―	―	1
Interest income	―	―	(13)	―	(4)	(17)
Interest expense	―	40	―	―	―	40
FDIC loss share income, net	―	―	―	24	―	24
Securities (gains) losses, net	―	―	(2)	―	―	(2)
Total before income taxes	1	40	(15)	24	(4)	46
Less: Income taxes	―	15	(6)	9	(2)	16
Net of income taxes	1	25	(9)	15	(2)	30
Net change in AOCI	3	9	165	9	1	187
AOCI balance, June 30, 2014	$(300)	$11	$123	$(226)	$(14)	$(406)

NOTE 11. Income Taxes

The effective tax rates for the three months ended June 30, 2015 and 2014 were 13.8% and 31.2%, respectively. The effective tax rates for the six months ended June 30, 2015 and 2014 were 23.4% and 31.0%, respectively. The effective tax rates were lower than the corresponding periods of 2014 primarily due to adjustments for uncertain tax positions as described below. Additionally, during the second quarter of 2014, a tax provision of $14 million related to the IRS’s change in stance related to an income tax position that was under examination was recorded. Effective January 1, 2015, the Company adopted new accounting guidance related to investments in qualified affordable housing projects. See Note 13 “Commitments and Contingencies” for additional information.

In February 2010, BB&T received an IRS statutory notice of deficiency for tax years 2002-2007 asserting a liability for taxes, penalties and interest of approximately $892 million related to the disallowance of foreign tax credits and other deductions claimed by a subsidiary in connection with a financing transaction. BB&T paid the disputed tax, penalties and interest in March 2010 and filed a lawsuit seeking a refund in the U.S. Court of Federal Claims. On September 20, 2013, the court denied the refund claim. BB&T appealed the decision to the U.S. Court of Appeals for the Federal Circuit. On May 14, 2015, the appeals court overturned a portion of the earlier ruling, resulting in the recognition of income tax benefits of $107 million during the second quarter. The remainder of the decision was affirmed. While management is continuing to evaluate its options for responding to the court’s ruling, both BB&T and the IRS have the ability to appeal the decision to the U.S. Supreme Court.

Depending on both parties’ chosen courses of action, it is reasonably possible that the litigation associated with the financing transaction may conclude within the next twelve months; however, it is also possible that the appeals process could take longer than one year. Changes in the amount of unrecognized tax benefits, penalties and interest could result in a benefit of up to approximately $596 million.

NOTE 12. Benefit Plans

	Qualified Plan		Nonqualified Plans
Three Months Ended June 30,	2015	2014	2015	2014

	(Dollars in millions)
Service cost	$42	$32	$3	$3
Interest cost	34	31	4	3
Estimated return on plan assets	(81)	(74)	―	―
Amortization and other	12	1	3	3
Net periodic benefit cost	$7	$(10)	$10	$9

	Qualified Plan		Nonqualified Plans
Six Months Ended June 30	2015	2014	2015	2014

	(Dollars in millions)
Service cost	$85	$65	$6	$6
Interest cost	68	62	8	7
Estimated return on plan assets	(162)	(148)	―	―
Amortization and other	24	1	7	6
Net periodic benefit cost	$15	$(20)	$21	$19

BB&T makes contributions to the qualified pension plan in amounts between the minimum required for funding and the maximum amount deductible for federal income tax purposes. Discretionary contributions totaling $117 million were made during 2015. There are no required contributions for the remainder of 2015, though BB&T may elect to make additional contributions.

NOTE 13. Commitments and Contingencies

	As Of / For the Year-To-Date Period Ended
	June 30, 2015	December 31, 2014

	(Dollars in millions)
Letters of credit and financial guarantees	$3,353	$3,462
Carrying amount of the liability for letter of credit guarantees	24	22

Investments in affordable housing and historic building rehabilitation projects:
Carrying amount	1,548	1,416
Amount of future funding commitments included in carrying amount	583	459
Lending exposure	190	169
Tax credits subject to recapture	314	300
Amortization recognized in the provision for income taxes	92	161
Tax credits and other tax benefits recognized in the provision for income taxes	128	222

Investments in private equity and similar investments	359	329
Future funding commitments to consolidated private equity funds	176	202

Effective January 1, 2015, BB&T adopted new guidance related to investments in qualified affordable housing projects and elected the proportional amortization method to account for these investments. The following table summarizes the impact to certain previously reported amounts.

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014

	(Dollars in millions)
Increase in other income	$42	$76
Increase in provision for income taxes	(43)	(82)
Decrease in net income and net income available to common shareholders	$(1)	$(6)

Decrease in diluted EPS	$ ―	$(0.01)

	January 1,
	2015	2014

	(Dollars in millions)
Decrease to retained earnings	$(49)	$(29)

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

	June 30,	December 31,
	2015	2014

	(Dollars in millions)
Pledged securities	$14,284	$14,636
Pledged loans	66,890	67,248

NOTE 14. Fair Value Disclosures

Accounting standards define fair value as the exchange price that would be received on the measurement date to sell an asset or the price paid to transfer a liability in the principal or most advantageous market available to the entity in an orderly transaction between market participants, with a three level valuation input hierarchy.

The following tables present fair value information for assets and liabilities measured at fair value on a recurring basis:

June 30, 2015	Total	Level 1		Level 2	Level 3

	(Dollars in millions)
Assets:
Trading securities	$720		$315	$405	$	―
AFS securities:
U.S. Treasury	1,385		―	1,385		―
Agency MBS	16,434		―	16,434		―
States and political subdivisions	1,959		―	1,959		―
Non-agency MBS	243		―	243		―
Other	5		5	―		―
Acquired from FDIC	1,157		―	469		688
LHFS	2,469		―	2,469		―
Residential MSRs	912		―	―		912
Derivative assets:
Interest rate contracts	949		―	938		11
Foreign exchange contracts	6		―	6		―
Private equity and similar investments	359		―	―		359
Total assets	$26,598		$320	$24,308		$1,970

Liabilities:
Derivative liabilities:
Interest rate contracts	$774	$	―	$761		$13
Foreign exchange contracts	4		―	4		―
Short-term borrowings	196		―	196		―
Total liabilities	$974	$	―	$961		$13

December 31, 2014	Total	Level 1		Level 2	Level 3

	(Dollars in millions)
Assets:
Trading securities	$482		$289	$193	$	―
AFS securities:
U.S. Treasury	1,231		―	1,231		―
Agency MBS	16,154		―	16,154		―
States and political subdivisions	1,974		―	1,974		―
Non-agency MBS	264		―	264		―
Other	41		6	35		―
Acquired from FDIC	1,243		―	498		745
LHFS	1,423		―	1,423		―
Residential MSRs	844		―	―		844
Derivative assets:
Interest rate contracts	1,114		―	1,094		20
Foreign exchange contracts	8		―	8		―
Private equity and similar investments	329		―	―		329
Total assets	$25,107		$295	$22,874		$1,938

Liabilities:
Derivative liabilities:
Interest rate contracts	$1,007	$	―	$1,004		$3
Foreign exchange contracts	6		―	6		―
Short-term borrowings	148		―	148		―
Total liabilities	$1,161	$	―	$1,158		$3

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

GSE securities and Agency MBS: GSE pass-through securities are valued using market-based pricing matrices that are based on observable inputs including benchmark TBA security pricing and yield curves that were estimated based on U.S. Treasury yields and certain floating rate indices. The pricing matrices for these securities may also give consideration to pool-specific data supplied directly by the GSE. GSE CMOs are valued using market-based pricing matrices that are based on observable inputs including offers, bids, reported trades, dealer quotes and market research reports, the characteristics of a specific tranche, market convention prepayment speeds and benchmark yield curves as described above.

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

The following tables summarize activity for Level 3 assets and liabilities:

Three Months Ended June 30, 2015	Acquired from FDIC Securities	Residential MSRs	Net Derivatives	Private Equity and Similar Investments

	(Dollars in millions)
Balance at April 1, 2015	$719	$764	$23	$366
Total realized and unrealized gains (losses):
Included in earnings:
Interest income	5	―	―	―
Mortgage banking income	―	140	20	―
Other noninterest income	―	―	2	3
Included in unrealized net holding gains (losses) in OCI	(11)	―	―	―
Purchases	―	―	―	13
Issuances	―	42	3	―
Sales	―	―	―	(10)
Settlements	(25)	(34)	(50)	(13)
Balance at June 30, 2015	$688	$912	$(2)	$359

Change in unrealized gains (losses) included in earnings for the period,
attributable to assets and liabilities still held at June 30, 2015	$5	$140	$4	$(1)

Three Months Ended June 30, 2014	Acquired from FDIC Securities	Residential MSRs	Net Derivatives	Private Equity and Similar Investments

	(Dollars in millions)
Balance at April 1, 2014	$832	$1,008	$4	$328
Total realized and unrealized gains (losses):
Included in earnings:
Interest income	2	―	―	―
Mortgage banking income	―	(54)	29	―
Other noninterest income	―	―	―	9
Included in unrealized net holding gains (losses) in OCI	3	―	―	―
Purchases	―	―	―	14
Issuances	―	33	28	―
Sales	―	―	―	(29)
Settlements	(27)	(33)	(37)	(1)
Transfers into Level 3	―	―	―	1
Balance at June 30, 2014	$810	$954	$24	$322

Change in unrealized gains (losses) included in earnings for the period,
attributable to assets and liabilities still held at June 30, 2014	$2	$(54)	$24	$(6)

				Private
	Acquired			Equity and
	from FDIC	Residential	Net	Similar
Six Months Ended June 30, 2015	Securities	MSRs	Derivatives	Investments

	(Dollars in millions)
Balance at January 1, 2015	$745	$844	$17	$329
Total realized and unrealized gains (losses):
Included in earnings:
Interest income	16	―	―	―
Mortgage banking income	―	69	48	―
Other noninterest income	―	―	(2)	19
Included in unrealized net holding gains (losses) in OCI	(25)	―	―	―
Purchases	―	―	―	55
Issuances	―	68	41	―
Sales	―	―	―	(29)
Settlements	(48)	(69)	(106)	(15)
Balance at June 30, 2015	$688	$912	$(2)	$359

Change in unrealized gains (losses) included in earnings for the period,
attributable to assets and liabilities still held at June 30, 2015	$16	$69	$ ―	$15

				Private
	Acquired			Equity and
	from FDIC	Residential	Net	Similar
Six Months Ended June 30, 2014	Securities	MSRs	Derivatives	Investments

	(Dollars in millions)
Balance at January 1, 2014	$861	$1,047	$(11)	$291
Total realized and unrealized gains (losses):
Included in earnings:
Interest income	17	―	―	―
Mortgage banking income	―	(97)	44	―
Other noninterest income	―	―	―	12
Included in unrealized net holding gains (losses) in OCI	(15)	―	―	―
Purchases	―	―	―	52
Issuances	―	66	40	―
Sales	―	―	―	(30)
Settlements	(53)	(62)	(49)	(4)
Transfers into Level 3	―	―	―	1
Balance at June 30, 2014	$810	$954	$24	$322

Change in unrealized gains (losses) included in earnings for the period,
attributable to assets and liabilities still held at June 30, 2014	$17	$(97)	$24	$(4)

BB&T’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of a reporting period.

The majority of private equity and similar investments are in SBIC qualified funds, which primarily focus on equity and subordinated debt investments in privately-held middle market companies. The majority of these investments are not redeemable and distributions are received as the underlying assets of the funds liquidate. The timing of distributions, which are expected to occur on various dates through 2025, is uncertain and dependent on various events such as recapitalizations, refinance transactions and ownership changes among others. Excluding the investment of future funds, these investments have an estimated weighted average remaining life of approximately two years; however, the timing and amount of distributions may vary significantly. Restrictions on the ability to sell the investments include, but are not limited to, consent of a majority member or general partner approval for transfer of ownership. These investments are spread over numerous privately-held middle market companies, and thus the sensitivity to a change in fair value for any single investment is limited. The significant unobservable inputs for these investments are EBITDA multiples that ranged from 5x to 11x, with a weighted average of 8x, at June 30, 2015.

The following table details the fair value and UPB of LHFS that were elected to be carried at fair value:

	June 30, 2015			December 31, 2014
	Fair	Aggregate		Fair	Aggregate
	Value	UPB	Difference	Value	UPB	Difference

(Dollars in millions)
LHFS reported at fair value	$2,469	$2,468	$1	$1,423	$1,390	$33

Excluding government guaranteed, LHFS that were nonaccrual or 90 days or more past due and still accruing interest were not material at June 30, 2015.

The following table provides information about certain financial assets measured at fair value on a nonrecurring basis, which are primarily collateral dependent and may be subject to liquidity adjustments. The carrying values represent end of period values, which approximate the fair value measurements that occurred on the various measurement dates throughout the period. The valuation adjustments represent the amounts recorded during the period regardless of whether the asset is still held at period end. These assets are considered to be Level 3 assets (excludes acquired from FDIC).

	June 30, 2015			June 30, 2014
		Valuation Adjustments			Valuation Adjustments
	Carrying Value	Three Months Ended	Six Months Ended	Carrying Value	Three Months Ended	Six Months Ended

	(Dollars in millions)
Impaired loans	$114	$(1)	$(13)	$213	$(19)	$(37)
Foreclosed real estate	86	(43)	(83)	56	(27)	(86)

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

Financial assets and liabilities not recorded at fair value are summarized below:

	Carrying	Total
June 30, 2015	Amount	Fair Value	Level 2	Level 3

	(Dollars in millions)
Financial assets:
HTM securities	$19,437	$19,455	$19,455	$	―
Loans and leases HFI, net of ALLL	120,844	120,646	―		120,646
FDIC loss share receivable	383	59	―		59

Financial liabilities:
Deposits	132,783	132,948	132,948		―
FDIC loss share payable	695	694	―		694
Long-term debt	23,271	23,762	23,762		―

	Carrying	Total
December 31, 2014	Amount	Fair Value	Level 2	Level 3

	(Dollars in millions)
Financial assets:
HTM securities	$20,240	$20,313	$20,313	$	―
Loans and leases HFI, net of ALLL	118,410	118,605	―		118,605
FDIC loss share receivable	534	123	―		123

Financial liabilities:
Deposits	129,040	129,259	129,259		―
FDIC loss share payable	697	696	―		696
Long-term debt	23,312	24,063	24,063		―

The following is a summary of selected information pertaining to off-balance sheet financial instruments:

	June 30, 2015		December 31, 2014
	Notional/		Notional/
	Contract		Contract
	Amount	Fair Value	Amount	Fair Value

	(Dollars in millions)
Commitments to extend, originate or purchase credit	$54,071	$108	$49,333	$97
Residential mortgage loans sold with recourse	619	9	667	9
Other loans sold with recourse	4,425	8	4,264	7
Letters of credit and financial guarantees	3,353	24	3,462	22

NOTE 15. Derivative Financial Instruments

Derivative Classifications and Hedging Relationships

		June 30, 2015				December 31, 2014
	Hedged Item or	Notional	Fair Value			Notional	Fair Value
	Transaction	Amount	Gain		Loss	Amount	Gain		Loss

		(Dollars in millions)
Cash flow hedges:
Interest rate contracts:
Pay fixed swaps	3 mo. LIBOR funding	$9,300	$	―	$(138)	$9,300	$	―	$(289)

Fair value hedges:
Interest rate contracts:
Receive fixed swaps	Long-term debt	11,902		273	―	11,902		269	(5)
Pay fixed swaps	Commercial loans	216		―	(3)	161		―	(3)
Pay fixed swaps	Municipal securities	314		―	(108)	336		―	(126)
Total		12,432		273	(111)	12,399		269	(134)

Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Receive fixed swaps		7,747		315	(2)	7,995		350	(3)
Pay fixed swaps		7,830		2	(337)	8,163		1	(375)
Other swaps		1,177		3	(6)	1,372		5	(7)
Other		383		1	(2)	528		1	(1)
Forward commitments		10,382		16	(20)	5,326		10	(12)
Foreign exchange contracts		662		6	(4)	571		8	(6)
Total		28,181		343	(371)	23,955		375	(404)

Mortgage banking:
Interest rate contracts:
Interest rate lock commitments		2,581		11	(8)	1,566		20	―
When issued securities, forward rate agreements and forward
	commitments	4,769		37	(13)	2,623		3	(25)
Other		995		5	(2)	916		7	―
Total		8,345		53	(23)	5,105		30	(25)

MSRs:
Interest rate contracts:
Receive fixed swaps		2,521		54	(48)	4,119		215	(1)
Pay fixed swaps		2,885		3	(55)	4,362		1	(124)
Option trades		9,970		228	(26)	9,350		229	(36)
When issued securities, forward rate agreements and forward
	commitments	2,571		1	(6)	3,731		3	―
Total		17,947		286	(135)	21,562		448	(161)
	Total derivatives not designated as hedges	54,473		682	(529)	50,622		853	(590)
Total derivatives		$76,205		955	(778)	$72,321		1,122	(1,013)

Gross amounts not offset in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements not offset due to policy election				(444)	444			(629)	629
Cash collateral (received) posted				(218)	293			(190)	342
Net amount				$293	$(41)			$303	$(42)

The fair values of derivatives in a gain or loss position are presented on a gross basis in other assets or other liabilities, respectively, in the Consolidated Balance Sheets. Cash collateral posted for derivatives in a loss position is reported as restricted cash. Derivatives with dealer counterparties at both the bank and the parent company are governed by the terms of ISDA Master netting agreements and Credit Support Annexes. The ISDA Master agreements allow counterparties to offset trades in a gain against trades in a loss to determine net exposure and allows for the right of setoff in the event of either a default or an additional termination event. Credit Support Annexes govern the terms of daily collateral posting practices. Collateral practices mitigate the potential loss impact to affected parties by requiring liquid collateral to be posted on a scheduled basis to secure the aggregate net unsecured exposure. In addition to collateral, the right of setoff allows counterparties to offset net derivative values with a defaulting party against certain other contractual receivables from or obligations due to the defaulting party in determining the net termination amount. No portion of the change in fair value of derivatives designated as hedges has been excluded from effectiveness testing. The ineffective portion was immaterial for all periods presented.

The Effect of Derivative Instruments on the Consolidated Statements of Income
Three Months Ended June 30, 2015 and 2014

	Effective Portion
	Pre-tax Gain			Pre-tax Gain (Loss)
	(Loss) Recognized			Reclassified from
	in AOCI		Location of Amounts	AOCI into Income
	2015	2014	Reclassified from AOCI into Income	2015	2014

	(Dollars in millions)
Cash flow hedges:
Interest rate contracts	$95	$(22)	Total interest expense	$(21)	$(19)

				Pre-tax Gain
				(Loss) Recognized
			Location of Amounts	in Income
			Recognized in Income	2015	2014

				(Dollars in millions)
Fair value hedges:
Interest rate contracts			Total interest income	$(5)	$(6)
Interest rate contracts			Total interest expense	68	57
Total				$63	$51

Not designated as hedges:
Client-related and other risk management:
Interest rate contracts			Other noninterest income	$11	$5
Foreign exchange contracts			Other noninterest income	(1)	(1)
Mortgage banking:
Interest rate contracts			Mortgage banking income	13	(17)
MSRs:
Interest rate contracts			Mortgage banking income	(119)	60
Total				$(96)	$47

The Effect of Derivative Instruments on the Consolidated Statements of Income
Six Months Ended June 30, 2015 and 2014

	Effective Portion
	Pre-tax Gain			Pre-tax Gain (Loss)
	(Loss) Recognized		Location of Amounts	Reclassified from
	in AOCI		Reclassified from AOCI	AOCI into Income
	2015	2014	into Income	2015	2014

	(Dollars in millions)
Cash Flow Hedges:
Interest rate contracts	$(12)	$(25)	Total interest expense	$(42)	$(40)

			Effective Portion
				Pre-tax Gain
			Location of Amounts	(Loss) Recognized
			Recognized	in Income
			in Income	2015	2014

	(Dollars in millions)
Fair Value Hedges:
Interest rate contracts			Total interest income	$(10)	$(11)
Interest rate contracts			Total interest expense	136	110
Total				$126	$99

Not Designated as Hedges:
Client-related and other risk management:
Interest rate contracts			Other noninterest income	$12	$10
Foreign exchange contracts			Other noninterest income	9	3
Mortgage Banking:
Interest rate contracts			Mortgage banking income	20	(27)
MSRs:
Interest rate contracts			Mortgage banking income	(38)	105
Total				$3	$91

The following table provides a summary of derivative strategies and the related accounting treatment:

	Cash Flow Hedges	Fair Value Hedges	Derivatives Not Designated as Hedges

Risk exposure	Variability in cash flows of interest payments on floating rate business loans, overnight funding and various LIBOR funding instruments.	Losses in value on fixed rate long-term debt, CDs, FHLB advances, loans and state and political subdivision securities due to changes in interest rates.	Risk associated with an asset or liability, including mortgage banking operations and MSRs, or for client needs. Includes exposure to changes in market rates and conditions subsequent to the interest rate lock and funding date for mortgage loans originated for sale.

Risk management objective	Hedge the variability in the interest payments and receipts on future cash flows for forecasted transactions related to the first unhedged payments and receipts of variable interest.	Convert the fixed rate paid or received to a floating rate, primarily through the use of swaps.	For interest rate lock commitment derivatives and LHFS, use mortgage-based derivatives such as forward commitments and options to mitigate market risk. For MSRs, mitigate the income statement effect of changes in the fair value of the MSRs.

Treatment for portion that is highly effective	Recognized in OCI until the related cash flows from the hedged item are recognized in earnings.	Recognized in current period income along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged.	Entire change in fair value recognized in current period income.

Treatment for portion that is ineffective	Recognized in current period income.	Recognized in current period income.	Not applicable

Treatment if hedge ceases to be highly effective or is terminated	Hedge is dedesignated. Effective changes in value that are recorded in OCI before dedesignation are amortized to yield over the period the forecasted hedged transactions impact earnings.	If hedged item remains outstanding, termination proceeds are included in cash flows from financing activities and effective changes in value are reflected as part of the carrying value of the financial instrument and amortized to earnings over its estimated remaining life.	Not applicable

Treatment if transaction is no longer probable of occurring during forecast period or within a short period thereafter	Hedge accounting is ceased and any gain or loss in OCI is reported in earnings immediately.	Not applicable	Not applicable

The following table presents information about BB&T's cash flow and fair value hedges:

	June 30,		December 31,
	2015		2014

	(Dollars in millions)
Cash flow hedges:
Net unrecognized after-tax loss on active hedges recorded in AOCI	$(87)		$(181)
Net unrecognized after-tax gain on terminated hedges recorded in AOCI
(to be recognized in earnings through 2022)	51		127
Estimated portion of net after-tax loss on active and terminated hedges
to be reclassified from AOCI into earnings during the next 12 months	(47)		(51)
Maximum time period over which BB&T has hedged a portion of the variability in future cash flows for forecasted transactions excluding those transactions
relating to the payment of variable interest on existing instruments	7	yrs	8	yrs

Fair value hedges:
Unrecognized pre-tax net gain on terminated hedges (to be recognized
as interest primarily through 2019)	$177		$227
Portion of pre-tax net gain on terminated hedges to be recognized as a change
in interest during the next 12 months	76		88

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

	June 30,	December 31,
	2015	2014

	(Dollars in millions)
Cash collateral received from dealer counterparties	$217	$191
Derivatives in a net gain position secured by that collateral	222	201
Unsecured positions in a net gain with dealer counterparties after collateral postings	4	10

Cash collateral posted to dealer counterparties	176	227
Derivatives in a net loss position secured by that collateral	176	231
Additional collateral that would have been posted had BB&T's credit ratings
dropped below investment grade	2	3

Derivatives in a net gain position with central clearing parties	19	―
Cash collateral, including initial margin, posted to central clearing parties	130	114
Derivatives in a net loss position secured by that collateral	122	129
Securities pledged to central clearing parties	195	116

NOTE 16. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(Dollars in millions, except per share data, shares in thousands)
Net income available to common shareholders	$454	$424	$942	$920

Weighted average number of common shares	724,880	719,080	723,268	715,978
Effect of dilutive outstanding equity-based awards	9,647	9,372	9,734	10,410
Weighted average number of diluted common shares	734,527	728,452	733,002	726,388

Basic EPS	$0.63	$0.59	$1.30	$1.29

Diluted EPS	$0.62	$0.58	$1.29	$1.27

Anti-dilutive awards	8,344	14,379	9,938	14,815

NOTE 17. Operating Segments

As a result of new qualified mortgage regulations, during January 2014 approximately $8.3 billion of closed-end, first and second lien position residential mortgage loans were transferred from Community Banking to Residential Mortgage Banking based on a change in how these loans are managed. In addition, $319 million of related goodwill was also transferred.

Reportable Segments
Three Months Ended June 30, 2015 and 2014

	Community		Residential		Dealer		Specialized
	Banking		Mortgage Banking		Financial Services		Lending
	2015	2014	2015	2014	2015	2014	2015	2014

	(Dollars in millions)
Net interest income (expense)	$432	$430	$343	$375	$216	$207	$154	$143
Net intersegment interest income (expense)	304	298	(227)	(250)	(38)	(39)	(43)	(34)
Segment net interest income	736	728	116	125	178	168	111	109
Allocated provision for loan and lease losses	11	35	3	(1)	48	31	7	13
Noninterest income	291	301	101	68	―	―	74	51
Intersegment net referral fees (expense)	38	28	―	―	―	―	―	―
Noninterest expense	385	384	76	206	41	28	67	52
Amortization of intangibles	7	7	―	―	―	―	1	1
Allocated corporate expenses	293	286	22	21	10	7	15	15
Income (loss) before income taxes	369	345	116	(33)	79	102	95	79
Provision (benefit) for income taxes	135	126	44	(12)	30	39	25	19
Segment net income (loss)	$234	$219	$72	$(21)	$49	$63	$70	$60

Identifiable assets (period end)	$56,911	$54,709	$34,218	$36,448	$13,906	$12,513	$19,561	$17,666

					Other, Treasury		Total BB&T
	Insurance Services		Financial Services		and Corporate (1)		Corporation
	2015	2014	2015	2014	2015	2014	2015	2014

	(Dollars in millions)
Net interest income (expense)	$ ―	$1	$53	$45	$114	$142	$1,312	$1,343
Net intersegment interest income (expense)	1	2	74	64	(71)	(41)	―	―
Segment net interest income	1	3	127	109	43	101	1,312	1,343
Allocated provision for loan and lease losses	―	―	23	3	5	(7)	97	74
Noninterest income	425	424	209	189	(81)	(75)	1,019	958
Intersegment net referral fees (expense)	―	―	6	4	(44)	(32)	―	―
Noninterest expense	310	308	178	163	573	370	1,630	1,511
Amortization of intangibles	11	14	―	―	4	1	23	23
Allocated corporate expenses	25	19	32	30	(397)	(378)	―	―
Income (loss) before income taxes	80	86	109	106	(267)	8	581	693
Provision (benefit) for income taxes	27	29	41	39	(222)	(24)	80	216
Segment net income (loss)	$53	$57	$68	$67	$(45)	$32	$501	$477

Identifiable assets (period end)	$2,907	$3,015	$14,486	$11,972	$49,028	$51,720	$191,017	$188,043

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

Reportable Segments
Six Months Ended June 30, 2015 and 2014

	Community		Residential		Dealer		Specialized
	Banking		Mortgage Banking		Financial Services		Lending
	2015	2014	2015	2014	2015	2014	2015	2014

	(Dollars in millions)
Net interest income (expense)	$858	$854	$684	$753	$428	$409	$301	$281
Net intersegment interest income (expense)	588	597	(459)	(501)	(75)	(77)	(85)	(68)
Segment net interest income	1,446	1,451	225	252	353	332	216	213
Allocated provision for loan and lease losses	24	51	(9)	(21)	109	104	26	22
Noninterest income	562	581	185	128	―	1	138	100
Intersegment net referral fees (expense)	68	55	―	1	―	―	―	―
Noninterest expense	756	766	156	292	73	57	126	103
Amortization of intangibles	13	15	―	―	―	―	2	2
Allocated corporate expenses	584	571	44	42	19	14	30	29
Income (loss) before income taxes	699	684	219	68	152	158	170	157
Provision (benefit) for income taxes	255	250	83	26	58	60	43	38
Segment net income (loss)	$444	$434	$136	$42	$94	$98	$127	$119

Identifiable assets (period end)	$56,911	$54,709	$34,218	$36,448	$13,906	$12,513	$19,561	$17,666

					Other, Treasury		Total BB&T
	Insurance Services		Financial Services		and Corporate (1)		Corporation
	2015	2014	2015	2014	2015	2014	2015	2014

	(Dollars in millions)
Net interest income (expense)	$1	$1	$102	$87	$250	$305	$2,624	$2,690
Net intersegment interest income (expense)	3	3	146	127	(118)	(81)	―	―
Segment net interest income	4	4	248	214	132	224	2,624	2,690
Allocated provision for loan and lease losses	―	―	47	3	(1)	(25)	196	134
Noninterest income	867	855	408	367	(144)	(147)	2,016	1,885
Intersegment net referral fees (expense)	―	―	11	8	(79)	(64)	―	―
Noninterest expense	612	611	341	311	967	733	3,031	2,873
Amortization of intangibles	23	27	1	1	5	1	44	46
Allocated corporate expenses	50	36	63	60	(790)	(752)	―	―
Income (loss) before income taxes	186	185	215	214	(272)	56	1,369	1,522
Provision (benefit) for income taxes	61	53	81	80	(260)	(35)	321	472
Segment net income (loss)	$125	$132	$134	$134	$(12)	$91	$1,048	$1,050

Identifiable assets (period end)	$2,907	$3,015	$14,486	$11,972	$49,028	$51,720	$191,017	$188,043

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, regarding the financial condition, results of operations, business plans and the future performance of BB&T that are based on the beliefs and assumptions of the management of BB&T and the information available to management at the time that these disclosures were prepared. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “projects,” “may,” “will,” “should,” “could,” and other similar expressions are intended to identify these forward-looking statements. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. Such factors include, but are not limited to, the following:

•	general economic or business conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit, insurance or other services;

•	disruptions to the national or global financial markets, including the impact of a downgrade of U.S. government obligations by one of the credit ratings agencies and the adverse effects of recessionary conditions in Europe;

•	changes in the interest rate environment and cash flow reassessments may reduce NIM and/or the volumes and values of loans made or held as well as the value of other financial assets held;

•	competitive pressures among depository and other financial institutions may increase significantly;

•	legislative, regulatory or accounting changes, including changes resulting from the adoption and implementation of the Dodd-Frank Act may adversely affect the businesses in which BB&T is engaged;

•	local, state or federal taxing authorities may take tax positions that are adverse to BB&T;

•	a reduction may occur in BB&T’s credit ratings;

•	adverse changes may occur in the securities markets;

•	competitors of BB&T may have greater financial resources and develop products that enable them to compete more successfully than BB&T and may be subject to different regulatory standards than BB&T;

•	cyber-security risks, including “denial of service,” “hacking” and “identity theft,” could adversely affect our business and financial performance, or our reputation;

•	natural or other disasters could have an adverse effect on BB&T in that such events could materially disrupt BB&T’s operations or the ability or willingness of BB&T’s customers to access the financial services BB&T offers;

•	costs related to the integration of the businesses of BB&T and its merger partners may be greater than expected;

•	failure to execute on strategic or operational plans, including the ability to successfully complete and/or integrate mergers and acquisitions or fully achieve expected cost savings or revenue growth associated with mergers and acquisitions within the expected time frames could adversely impact financial condition and results of operations;

•	significant litigation could have a material adverse effect on BB&T;

•	deposit attrition, customer loss and/or revenue loss following completed mergers and acquisitions may be greater than expected; and

•	failure to correctly implement or properly utilize the remaining components of the Company’s new ERP system could result in impairment charges that adversely impact BB&T’s financial condition and results of operations and could result in significant additional costs.

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

Home Mortgage Disclosure (Regulation C)

The CFPB has published proposed amendments to Regulation C to implement changes to HMDA made by section 1094 of the Dodd-Frank Act. Specifically, the CFPB proposed several changes to revise the tests for determining which financial institutions and housing-related credit transactions are covered under HMDA. The CFPB also proposes to require financial institutions to report new data points identified in the Dodd-Frank Act, as well as other data points the CFPB believes may be necessary to carry out the purposes of HMDA. Further, the CFPB proposes to better align the requirements of Regulation C to existing industry standards where practicable. To improve the quality and timeliness of HMDA data, the CFPB proposed to require financial institutions with large numbers of reported transactions to submit their HMDA data on a quarterly, rather than an annual, basis. A final rule is expected to be issued during the third quarter of 2015.

CFPB

A final rule integrating disclosure required by the Truth in Lending Act and the Real Estate Settlement and Procedures Act was previously scheduled to become effective August 1, 2015; however, the CFPB has extended the effective date to October 3, 2015.

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

U.S. Implementation of Basel III

The Basel III capital requirements became effective on January 1, 2015. As a result, capital information presented for periods after December 31, 2014 is based on the Basel III requirements, while capital data for periods prior to January 1, 2015 is based on the former requirements under Basel I. See the section titled “Capital” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

Executive Summary

Consolidated net income available to common shareholders for the second quarter of 2015 was $454 million, an increase of $30 million compared to the same quarter of 2014. On a diluted per common share basis, earnings for the second quarter of 2015 were $0.62, compared to $0.58 for the earlier quarter.

BB&T’s results of operations for the second quarter of 2015 produced an annualized return on average assets of 1.06%, an annualized return on average risk-weighted assets of 1.32% and an annualized return on average common shareholders’ equity of 8.20%, compared to earlier quarter ratios of 1.04%, 1.38% and 8.04%, respectively. BB&T’s return on average tangible common shareholders’ equity was 12.76% for the second quarter of 2015, compared to 12.77% for the earlier quarter.

Effective January 1, 2015, BB&T adopted new guidance related to the accounting for investments in qualified affordable housing projects. For periods prior to January 1, 2015, amortization expense related to qualifying investments in low income housing tax credits was reclassified from other income to provision for income taxes, and the amount of amortization and tax benefits recognized was revised as a result of the adoption of the proportional amortization method. See Note 13 “Commitments and Contingencies” for additional information.

During May 2015, the U.S. Court of Appeals for the Federal Circuit rendered its decision on BB&T’s appeal of a prior ruling that disallowed foreign tax credits and other deductions claimed by a subsidiary in connection with a financing transaction. As a result of this decision, a portion of the earlier ruling was overturned and BB&T recognized net tax benefits of $107 million during the second quarter of 2015. Other aspects of the earlier ruling, which were adverse to BB&T, were affirmed by the Court of Appeals.

Results for the second quarter of 2015 included a loss on early extinguishment of higher cost FHLB advances of $172 million, or $107 million after-tax. The terminated advances totaled approximately $931 million and had a weighted average interest rate of 4.84% and a weighted average remaining life of approximately 6.6 years.

On June 1, 2015, BB&T closed on the sale of American Coastal, which resulted in a pre-tax loss on sale of $26 million primarily due to the allocation of $49 million of goodwill. As a result of the goodwill being non-deductible for income tax purposes, the sale generated income tax expense of $8 million, resulting in a net after-tax loss of $34 million, or $0.05 per share. In connection with this transaction, BB&T also increased its ownership interest in AmRisc, LP.

The results for the second quarter of 2014 were negatively impacted by after-tax adjustments totaling $88 million, or $0.12 per diluted share, that were recorded in connection with the identification of potential exposures related to residential mortgage loans originated by BB&T and insured by the FHA and an adjustment to a previously recorded income tax reserve.

Total revenues were $2.4 billion on a taxable-equivalent basis for the second quarter of 2015, up $31 million compared to the earlier quarter as a $61 million increase in noninterest income was partially offset by a $30 million decrease in taxable-equivalent net interest income.

The change in taxable-equivalent net interest income includes a $47 million decrease in interest income, driven by lower yields on new loans and the continued run-off of loans acquired from the FDIC, partially offset by a $17 million decrease in interest expense. Net interest margin was 3.27%, compared to 3.43% for the earlier quarter. Average earning assets increased $4.3 billion, or 2.7%, while average interest-bearing liabilities decreased $2.1 billion, or 1.8%. The annualized yield on the total loan portfolio for the second quarter was 4.18%, a decrease of 27 basis points compared to the earlier quarter, which primarily reflects lower yields on new loans and continued runoff of higher yielding loans acquired from the FDIC. The annualized fully taxable-equivalent yield on the average securities portfolio for the second quarter was 2.41%, two basis points lower than the earlier period.

The average annualized cost of interest-bearing deposits was 0.24%, a decline of two basis points compared to the earlier quarter. The average annualized rate paid on long-term debt was 2.14%, a decrease of 24 basis points compared to the earlier quarter. This decrease was the result of lower rates on new issues during the last twelve months and early extinguishments of higher cost FHLB advances.

The $61 million increase in noninterest income was primarily driven by higher mortgage banking income, FDIC loss share income and investment banking and brokerage fees and commissions, which increased $44 million, $24 million and $16 million, respectively. These increases were partially offset by a $34 million decline in other income primarily due to the $26 million pre-tax loss on the sale of American Coastal.

Excluding loans acquired from the FDIC, the provision for credit losses was $97 million, compared to $83 million in the earlier quarter, primarily due to a reserve release in the earlier quarter. Net charge-offs for the second quarter of 2015, excluding loans acquired from the FDIC, totaled $98 million, down $19 million compared to the earlier quarter.

Noninterest expense was $1.7 billion for the second quarter of 2015, an increase of $119 million compared to the earlier quarter. This increase was driven by a $172 million loss on early extinguishment of debt and a $55 million increase in personnel expense, partially offset by decreases of $77 million in other expense and $43 million in loan-related expense that were primarily due to charges related to FHA-insured mortgage loans in the earlier quarter.

The provision for income taxes was $80 million for the second quarter of 2015, compared to $216 million for the earlier quarter. This produced an effective tax rate for the second quarter of 2015 of 13.8%, compared to 31.2% for the earlier quarter. The current quarter included the tax benefit of $107 million previously discussed and the earlier quarter included a $14 million tax provision related to the IRS’s change in stance related to an income tax position that was under examination.

During the second quarter of 2015, the Company completed the acquisition of The Bank of Kentucky Financial Corporation, which provided $1.6 billion in deposits and $1.2 billion in loans as of the acquisition date.

Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2014 for additional information with respect to BB&T’s recent accomplishments and significant challenges.

Analysis Of Results Of Operations

Net Interest Income and NIM

Second Quarter 2015 compared to Second Quarter 2014

Net interest income on a FTE basis was $1.3 billion for the second quarter of 2015, a decrease of 2.2% compared to the same period in 2014. The change in taxable-equivalent net interest income includes a $47 million decrease in interest income, driven by lower yields on new loans and the continued run-off of loans acquired from the FDIC, and a $17 million decrease in interest expense. Net interest margin was 3.27%, compared to 3.43% for the earlier quarter.

Average earning assets increased $4.3 billion, or 2.7%, while average interest-bearing liabilities decreased $2.1 billion, or 1.8%. The annualized yield on the total loan portfolio for the second quarter was 4.18%, a decrease of 27 basis points compared to the earlier quarter, which primarily reflects lower yields on new loans and continued runoff of higher yielding loans acquired from the FDIC. The annualized fully taxable-equivalent yield on the average securities portfolio for the second quarter was 2.41%, two basis points lower than the earlier period.

The average annualized cost of interest-bearing deposits was 0.24%, a decline of two basis points compared to the earlier quarter. The average annualized rate paid on long-term debt was 2.14%, a decrease of 24 basis points compared to the earlier quarter. This decrease was the result of lower rates on new issues during the last twelve months and early extinguishments of higher cost FHLB advances.

Six Months of 2015 compared to Six Months of 2014

Net interest income on a FTE basis was $2.7 billion for the six months ended June 30, 2015, a decrease of $66 million compared to the same period in 2014. The decrease in net interest income reflects a $101 million decrease in interest income, which was partially offset by a $35 million decline in funding costs. For the six months ended June 30, 2015, average earning assets increased $4.6 billion compared to the same period of 2014, while average interest-bearing liabilities decreased $1.4 billion. The NIM was 3.30% for the six months ended June 30, 2015, compared to 3.47% for the same period of 2014. The 17 basis point decrease in NIM was due to lower yields on new earning assets and runoff of assets acquired from the FDIC, partially offset by lower funding costs.

The annualized FTE yield on the average securities portfolio for the six months ended June 30, 2015 was 2.44%, a decrease of two basis points compared to the annualized yield earned during the same period of 2014.

The annualized FTE yield for the total loan portfolio for the six months ended June 30, 2015 was 4.20%, compared to 4.51% in the corresponding period of 2014. The decrease in the FTE yield on the total loan portfolio was primarily due to lower yields on new loans due to the low interest-rate environment and the runoff of loans acquired from the FDIC.

The average annualized cost of interest-bearing deposits for the six months ended June 30, 2015 was 0.25%, compared to 0.26% for the same period in the prior year, primarily reflecting improvements in mix.

The average annualized rate paid on long-term debt for the six months ended June 30, 2015 was 2.16%, compared to 2.44% for the same period in 2014. This decrease was the result of lower rates on new issues during the last twelve months and early extinguishments of higher cost FHLB advances.

The following tables set forth the major components of net interest income and the related annualized yields and rates as well as the variances between the periods caused by changes in interest rates versus changes in volumes. Changes attributable to the mix of assets and liabilities have been allocated proportionally between the changes due to rate and the changes due to volume.

Table 1-1
FTE Net Interest Income and Rate / Volume Analysis (1)
Three Months Ended June 30, 2015 and 2014

	Average Balances (6)		Annualized Yield/Rate		Income/Expense		Increase	Change due to
	2015	2014	2015	2014	2015	2014	(Decrease)	Rate		Volume

	(Dollars in millions)
Assets
Total securities, at amortized cost (2)
U.S. Treasury	$2,561	$1,932	1.56%	1.50%	$10	$7	$3	$	―	$3
GSE	5,400	5,604	2.13	2.08	28	29	(1)		1	(2)
Agency MBS	29,245	29,627	2.05	1.97	149	146	3		5	(2)
States and political subdivisions	1,834	1,831	5.80	5.78	27	27	―		―	―
Non-agency MBS	220	250	7.88	7.65	5	4	1		1	―
Other	623	464	1.11	1.46	2	2	―		―	―
Acquired from FDIC	844	948	11.36	13.56	24	32	(8)		(5)	(3)
Total securities	40,727	40,656	2.41	2.43	245	247	(2)		2	(4)
Other earning assets (3)	2,645	1,977	1.19	1.60	7	8	(1)		(3)	2
Loans and leases, net of unearned income (4)(5)
Commercial:
Commercial and industrial	42,541	39,397	3.15	3.38	335	332	3		(23)	26
CRE-income producing properties	10,730	10,382	3.37	3.50	90	90	―		(3)	3
CRE-construction and development	2,767	2,566	3.31	3.57	23	23	―		(2)	2
Direct retail lending	8,449	7,666	4.04	4.24	86	80	6		(4)	10
Sales finance	10,517	10,028	2.61	2.67	69	67	2		(2)	4
Revolving credit	2,365	2,362	8.68	8.64	51	51	―		―	―
Residential mortgage	29,862	32,421	4.14	4.22	308	342	(34)		(6)	(28)
Other lending subsidiaries	11,701	10,553	8.72	9.26	255	244	11		(15)	26
Acquired from FDIC	1,055	1,739	14.66	16.77	38	73	(35)		(8)	(27)
Total loans and leases held for investment	119,987	117,114	4.19	4.46	1,255	1,302	(47)		(63)	16
LHFS	2,069	1,396	3.48	4.21	18	15	3		(3)	6
Total loans and leases	122,056	118,510	4.18	4.45	1,273	1,317	(44)		(66)	22
Total earning assets	165,428	161,143	3.69	3.91	1,525	1,572	(47)		(67)	20
Nonearning assets	23,605	23,951
Total assets	$189,033	$185,094

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$20,950	$18,406	0.08	0.06	4	3	1		1	―
Money market and savings	53,852	48,965	0.18	0.14	23	18	5		3	2
Time deposits	14,800	25,010	0.72	0.64	28	39	(11)		5	(16)
Foreign deposits - interest-bearing	764	584	0.09	0.08	―	―	―		―	―
Total interest-bearing deposits	90,366	92,965	0.24	0.26	55	60	(5)		9	(14)
Short-term borrowings	3,080	2,962	0.16	0.16	1	1	―		―	―
Long-term debt	22,616	22,206	2.14	2.38	121	133	(12)		(14)	2
Total interest-bearing liabilities	116,062	118,133	0.61	0.66	177	194	(17)		(5)	(12)
Noninterest-bearing deposits	41,502	36,634
Other liabilities	6,581	6,486
Shareholders’ equity	24,888	23,841
Total liabilities and shareholders’ equity	$189,033	$185,094
Average interest rate spread			3.08%	3.25%
NIM/net interest income			3.27%	3.43%	$1,348	$1,378	$(30)		$(62)	$32
Taxable-equivalent adjustment					$36	$35

(1)	Yields are stated on a FTE basis assuming tax rates in effect for the periods presented.
(2)	Total securities include AFS securities and HTM securities.
(3)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, trading securities, FHLB stock and other earning assets.
(4)	Loan fees, which are not material for any of the periods shown, are included for rate calculation purposes.
(5)	NPLs are included in the average balances.
(6)	Excludes basis adjustments for fair value hedges.

Table 1-2
FTE Net Interest Income and Rate / Volume Analysis (1)
Six Months Ended June 30, 2015 and 2014

	Average Balances (7)		Annualized Yield/Rate		Income/Expense		Increase	Change due to
	2015	2014	2015	2014	2015	2014	(Decrease)	Rate		Volume

	(Dollars in millions)
Assets
Total securities, at amortized cost (2)
U.S. Treasury	$2,529	$1,784	1.53%	1.50%	$19	$13	$6	$	―	$6
GSE	5,397	5,603	2.13	2.08	57	58	(1)		1	(2)
Agency MBS	29,461	29,484	2.05	2.01	302	296	6		6	―
States and political subdivisions	1,828	1,832	5.80	5.78	53	53	―		―	―
Non-agency MBS	224	255	7.87	7.32	9	9	―		1	(1)
Other	633	470	1.25	1.51	4	4	―		(1)	1
Acquired from FDIC	857	960	12.93	13.21	55	63	(8)		(1)	(7)
Total securities	40,929	40,388	2.44	2.46	499	496	3		6	(3)
Other earning assets (3)	2,324	1,927	2.02	2.43	23	23	―		(4)	4
Loans and leases, net of unearned income (4)(5)
Commercial:
Commercial and industrial	41,998	38,919	3.17	3.40	661	657	4		(46)	50
CRE - income producing properties	10,705	10,338	3.38	3.54	179	181	(2)		(8)	6
CRE - construction and development	2,750	2,511	3.32	3.60	45	45	―		(4)	4
Direct retail lending (6)	8,320	8,503	4.06	4.26	168	179	(11)		(7)	(4)
Sales finance	10,508	9,729	2.62	2.75	137	133	4		(6)	10
Revolving credit	2,375	2,359	8.76	8.71	103	102	1		1	―
Residential mortgage (6)	30,143	31,533	4.12	4.24	620	667	(47)		(18)	(29)
Other lending subsidiaries	11,511	10,395	8.82	9.33	504	482	22		(27)	49
Acquired from FDIC	1,105	1,806	15.28	17.74	83	159	(76)		(20)	(56)
Total loans and leases held for investment	119,415	116,093	4.21	4.52	2,500	2,605	(105)		(135)	30
LHFS	1,735	1,354	3.53	4.33	31	30	1		(6)	7
Total loans and leases	121,150	117,447	4.20	4.51	2,531	2,635	(104)		(141)	37
Total earning assets	164,403	159,762	3.73	3.97	3,053	3,154	(101)		(139)	38
Nonearning assets	23,767	24,007
Total assets	$188,170	$183,769

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$20,787	$18,510	0.08	0.07	8	6	2		1	1
Money market and savings	52,754	48,866	0.17	0.14	45	33	12		9	3
Time deposits	15,894	23,481	0.72	0.69	57	81	(24)		3	(27)
Foreign deposits - interest-bearing	664	795	0.09	0.07	―	―	―		―	―
Total interest-bearing deposits	90,099	91,652	0.25	0.26	110	120	(10)		13	(23)
Short-term borrowings	3,308	3,638	0.14	0.13	2	2	―		―	―
Long-term debt	22,828	22,318	2.16	2.44	246	271	(25)		(31)	6
Total interest-bearing liabilities	116,235	117,608	0.62	0.67	358	393	(35)		(18)	(17)
Noninterest-bearing deposits	40,607	36,017
Other liabilities	6,600	6,605
Shareholders’ equity	24,728	23,539
Total liabilities and shareholders’ equity	$188,170	$183,769
Average interest rate spread			3.11%	3.30%
NIM/net interest income			3.30%	3.47%	$2,695	$2,761	$(66)		$(121)	$55
Taxable-equivalent adjustment					$71	$71

(1)	Yields are stated on a FTE basis assuming tax rates in effect for the periods presented.
(2)	Total securities include AFS securities and HTM securities.
(3)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, trading securities, FHLB stock and other earning assets.
(4)	Loan fees, which are not material for any of the periods shown, are included for rate calculation purposes.
(5)	NPLs are included in the average balances.
(6)	During the first quarter of 2014, $8.3 billion in loans were transferred from direct retail lending to residential mortgage.
(7)	Excludes basis adjustments for fair value hedges.

Provision for Credit Losses

Second Quarter 2015 compared to Second Quarter 2014

The provision for credit losses totaled $97 million for the second quarter of 2015, compared to $74 million for the same period of the prior year. This change was primarily driven by a $24 million increase in the provision for retail other lending subsidiaries, which was the result of higher net charge-offs and an increase in delinquent loan balances compared to the earlier period.

Net charge-offs were $98 million for the second quarter of 2015 and $121 million for the second quarter of 2014. Net charge-offs were 0.33% of average loans and leases on an annualized basis for the second quarter of 2015, compared to 0.41% of average loans and leases for the same period in 2014.

Six Months of 2015 compared to Six Months of 2014

The provision for credit losses totaled $196 million for the six months ended June 30, 2015, compared to $134 million for the same period of 2014. The increase was primarily driven by the commercial and industrial portfolio, which had $38 million of higher provision expense due to stabilization in the rate of improvement in credit trends as well as risk expectations related to the energy sector. The increase was also driven by the provision related to the reserve for unfunded lending commitments, which increased $18 million due to higher commitment balances and credit trend stabilization.

Net charge-offs for the six months ended June 30, 2015 were $199 million, compared to $280 million for the six months ended June 30, 2014. The decrease was driven by reductions for the commercial and industrial, residential mortgage-nonguaranteed and direct retail lending portfolios of $29 million, $23 million and $13 million, respectively. Net charge-offs were 0.33% of average loans and leases on an annualized basis for the six months ended June 30, 2015, compared to 0.49% of average loans and leases for the same period in 2014.

Noninterest Income

Second Quarter 2015 compared to Second Quarter 2014

Noninterest income for the second quarter of 2015 increased $61 million, or 6.4%, compared to the earlier quarter. This increase was primarily driven by $44 million of higher mortgage banking income, which reflects higher net mortgage servicing rights income, higher gains on sales of loans and improvement in commercial mortgage fee income due to higher loan volume. In addition, FDIC loss share income improved $24 million primarily due to lower negative accretion related to loans, and investment banking and brokerage fees and commissions was $16 million higher primarily due to increased capital markets activity and investment commissions. Operating lease income increased $10 million primarily due to higher volumes. These increases were partially offset by a $34 million decrease in other income, which was primarily driven by the loss on sale of American Coastal.

The remaining categories of noninterest income totaled $757 million for the current quarter, compared to $756 million for the second quarter of 2014.

Six Months of 2015 compared to Six Months of 2014

Noninterest income for the six months ended June 30, 2015 totaled $2.0 billion, compared to $1.9 billion for the same period in 2014, an increase of $131 million. This change was primarily driven by higher mortgage banking income, FDIC loss share income, investment banking and brokerage fees and commissions and operating lease income, partially offset by a reduction in other income.

Mortgage banking income totaled $240 million for the six months ended June 30, 2015, compared to $160 million for the same period of the prior year. This $80 million increase reflects a higher volume of residential and commercial mortgage loan sales and higher net mortgage servicing income.

FDIC loss share income, net was $29 million better than the prior year, primarily due to lower accretion on acquired loans in the current period as well as the impact of the offset to the provision for loans acquired from the FDIC.

Investment banking and brokerage fees and commissions totaled $202 million for the first six months of 2015, up $22 million compared to the first six months of 2014, primarily due to higher volume. Operating lease income was $59 million for the first six months of 2015, which is an increase of $17 million primarily due to volume.

Other income totaled $141 million for the six months ended June 30, 2015, compared to $175 million for the comparable prior year period. This decline was primarily due to a $26 million pre-tax loss on the sale of American Coastal during the current period.

The remaining categories of noninterest income totaled $1.5 billion during the six months ended June 30, 2015, up $17 million compared with the same period of 2014.

Noninterest Expense

Second Quarter 2015 compared to Second Quarter 2014

Noninterest expense totaled $1.7 billion for the second quarter of 2015, an increase of $119 million compared to the same period of 2014. The increase was primarily driven by a $172 million loss on early extinguishment of debt, higher personnel expense and higher merger-related and restructuring charges, partially offset by a decrease in loan-related expense.

Personnel expense totaled $864 million for the second quarter of 2015, an increase of $55 million compared to the second quarter of 2015. The increase in personnel expense reflects a $19 million increase in qualified pension plan expense that was driven by higher amortization of net actuarial losses and higher service cost. Personnel expense was also higher due to a $14 million increase in production-related incentives due to strong performance at fee income-generating businesses and a $12 million increase in employee health costs. The annual merit increases effective April 1 were largely offset by approximately 1,000 fewer full-time equivalent employees.

Merger-related and restructuring charges, net were $25 million for the second quarter of 2015, compared to $13 million for the earlier quarter. This increase is primarily due to activity related to The Bank of Kentucky, Susquehanna Bancshares and AmRisc/American Coastal.

Other expense and loan-related expense decreased $77 million and $43 million, respectively, primarily due to charges recognized in the earlier period related to FHA-insured loan originations.

Other categories of noninterest expense totaled $338 million for the current quarter, flat compared to the same period of 2014.

Six Months of 2015 compared to Six Months of 2014

Noninterest expenses totaled $3.1 billion for the six months ended June 30, 2015, an increase of $156 million, or 5.3%, over the same period of the prior year. Primary drivers for the increase in noninterest expense include the loss on early extinguishment of debt, higher personnel expense and higher merger-related and restructuring charges, partially offset by significant declines in loan-related expense and other expense and smaller declines in other categories.

Personnel expense was $1.7 billion for the six months ended June 30, 2015, an increase of $103 million compared to the six months ended June 30, 2014. The increase in personnel expense reflects a $37 million increase in qualified pension plan expense that was driven by higher amortization of net actuarial losses and higher service cost. Personnel expense was also higher due to a $40 million increase in production-related incentives due to strong performance at fee income-generating businesses and a $26 million increase in employee health costs.

Merger-related and restructuring charges totaled $38 million for the six months ended June 30, 2015, an increase of $17 million from the prior year period. This increase is primarily due to activity related to The Bank of Kentucky, Susquehanna Bancshares and AmRisc/American Coastal.

Loan-related expense totaled $75 million for the first six months of 2015, a decrease of $56 million compared to the first six months of 2014. This improvement is primarily due to the $33 million FHA-insured loan indemnification reserve recorded during the earlier period as well as lower volume in the current period.

Other expense totaled $436 million for the first six months of 2015, compared to $498 million for the same period of 2014. This decline is primarily due to an $88 million charge recognized in the earlier period related to FHA-insured loan originations, partially offset by $13 million of higher depreciation on property held for operating leases and other smaller increases.

Other categories of noninterest expense totaled $660 million for the six months ended June 30, 2015, compared to $678 million for the same period of 2014.

Provision for Income Taxes

Second Quarter 2015 compared to Second Quarter 2014

The provision for income taxes was $80 million for the second quarter of 2015, compared to $216 million for the earlier quarter. This produced an effective tax rate for the second quarter of 2015 of 13.8%, compared to 31.2% for the earlier quarter. The current quarter included the tax benefit of $107 million discussed previously, and the earlier quarter included a $14 million tax provision related to the IRS’s change in stance related to an income tax position that was under examination.

Six Months of 2015 compared to Six Months of 2014

The provision for income taxes was $321 million for the six months ended June 30, 2015, compared to $472 million for the same period of the prior year. BB&T’s effective income tax rate for the six months ended June 30, 2015 was 23.4%, compared to 31.0% for the same period of the prior year. The current period includes the tax benefit of $107 million and the earlier period includes the tax provision of $14 million discussed above.

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

Table 2
Net Income by Reportable Segments

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(Dollars in millions)
Community Banking	$234	$219	$444	$434
Residential Mortgage Banking	72	(21)	136	42
Dealer Financial Services	49	63	94	98
Specialized Lending	70	60	127	119
Insurance Services	53	57	125	132
Financial Services	68	67	134	134
Other, Treasury and Corporate	(45)	32	(12)	91
BB&T Corporation	$501	$477	$1,048	$1,050

Second Quarter 2015 compared to Second Quarter 2014

Community Banking

Community Banking serves individual and business clients by offering a variety of loan and deposit products and other financial services. The segment is primarily responsible for acquiring and maintaining client relationships.

Community Banking net income was $234 million for the second quarter of 2015, an increase of $15 million compared to the earlier quarter. Segment net interest income increased $8 million, primarily driven by deposit growth and commercial real estate and direct retail loan growth, partially offset by lower funding spreads on deposits and lower interest rates on new commercial loans. Noninterest income decreased $10 million, primarily due to lower service charges on deposits and letter of credit fees. Intersegment referral fee income increased $10 million driven by higher loan referrals to the Residential Mortgage Banking segment. The allocated provision for credit losses decreased $24 million as the result of lower commercial and direct retail net charge-offs.

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

Residential Mortgage Banking net income was $72 million for the second quarter of 2015, compared to a net loss of $21 million in the earlier quarter. Segment net interest income decreased $9 million, primarily the result of lower average loan balances due to the current strategy of selling substantially all conforming mortgage loan production as well as lower interest rates on new loans. Noninterest income increased $33 million driven by an increase in net MSR valuation adjustments and an increase in gains on mortgage loan production and sales driven by higher mortgage loan originations and margins. The improvement in gain on sale margins was primarily the result of improved pricing. Noninterest expense decreased $130 million compared to the prior quarter, which primarily reflects the impact of prior year adjustments totaling $118 million relating to FHA-insured loan exposures.

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

Dealer Financial Services net income was $49 million for the second quarter of 2015, a decrease of $14 million compared to the earlier quarter. Segment net interest income increased $10 million, primarily driven by growth in the Regional Acceptance loan portfolio and the inclusion of dealer floor plan loans in the segment in the current quarter, partially offset by lower interest rates on new loans. The allocated provision for credit losses increased $17 million, primarily due to higher net charge-offs and an increase in loss severity related to the nonprime automobile loan portfolio. Noninterest expense increased $13 million driven by higher personnel, professional services and other expenses.

Specialized Lending

Specialized Lending consists of businesses that provide specialty finance alternatives to commercial and consumer clients including: commercial finance, mortgage warehouse lending, tax-exempt financing for local governments and special-purpose districts, equipment leasing, full-service commercial mortgage banking, commercial and retail insurance premium finance, and dealer-based financing of equipment for consumers and small businesses.

Specialized Lending net income was $70 million for the second quarter of 2015, an increase of $10 million compared to the earlier quarter. Segment net interest income increased $2 million driven by strong growth in mortgage warehouse loans, small ticket consumer loans and commercial mortgage loans, partially offset by lower interest rates on new loans. Noninterest income increased $23 million driven by higher commercial mortgage and operating lease income. The allocated provision for credit losses decreased $6 million primarily due to an improvement in credit trends in the commercial finance loan portfolio. Noninterest expense increased $15 million, primarily due to higher personnel expense, depreciation of property under operating leases and loan processing expense.

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

During the second quarter of 2015, BB&T completed its sale of American Coastal and increased its ownership interest in AmRisc, LP, a managing general underwriter for commercial property risks. The sale of American Coastal eliminates BB&T's exposure to potential underwriting losses in the future.

Insurance Services net income was $53 million in the second quarter of 2015, a decrease of $4 million compared to the earlier quarter. Insurance Service’s noninterest income increased $1 million, which primarily reflects higher new and renewal commercial property and casualty insurance business and higher performance-based commissions, partially offset by lower direct commercial property and casualty insurance premiums due to the previously discussed sale of American Coastal. Noninterest expense increased $2 million driven by higher employee insurance and pension expense and merger-related charges, partially offset by lower incentives and operating charge-offs and a reduction in certain actuarially determined loss reserves.

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

Financial Services net income was $68 million in the second quarter of 2015, an increase of $1 million compared to the earlier quarter. Segment net interest income increased $18 million driven by Corporate Banking and BB&T Wealth loan and deposit growth, partially offset by lower interest rates on new loans and lower funding spreads on deposits. Noninterest income increased $20 million due to higher capital market fees, investment commissions and brokerage fees and commercial loan fees. The allocated provision for credit losses increased $20 million as the result of portfolio mix and risk expectations related to the oil and energy sector. Noninterest expense increased $15 million compared to the earlier quarter, primarily driven by higher incentive and employee benefit expense.

Other, Treasury & Corporate

Net income in Other, Treasury & Corporate can vary due to the changing needs of the Corporation, including the size of the investment portfolio, the need for wholesale funding and income received from derivatives used to hedge the balance sheet.

In the second quarter of 2015, Other, Treasury & Corporate generated a net loss of $45 million, compared to net income of $32 million in the earlier quarter. Segment net interest income decreased $58 million driven by lower acquired from FDIC loan balances and credit spreads, duration adjustments on securities acquired from the FDIC, and lower funding spreads on interest-bearing deposits. Noninterest income decreased $6 million, primarily due to the loss on the previously mentioned sale of American Coastal, partially offset by better FDIC loss share income. The allocated provision for credit losses was $5 million in the second quarter of 2015, compared to a benefit of $7 million in the earlier quarter, which primarily reflects changes in provision expense related to loans acquired from the FDIC and an increase in provision expense related to the commercial finance loan portfolio shared by other segments. Noninterest expense increased $203 million, primarily due to the previously mentioned $172 million loss on early extinguishment of FLHB advances in the current quarter and higher personnel expense and merger-related charges. Intersegment referral fee expenses decreased $12 million driven by higher loan referrals to the Residential Mortgage Banking segment shared by other segments. Allocated corporate expense decreased by $19 million compared to the earlier quarter.

Six Months of 2015 compared to Six Months of 2014

Community Banking

Community Banking net income was $444 million for the six months ended June 30, 2015, an increase of $10 million compared to the same period of the prior year. Segment net interest income decreased $5 million, primarily driven by lower funding spreads on deposits and loans, partially offset by growth in deposits and growth in commercial real estate and direct retail loans. Noninterest income decreased $19 million, primarily due to lower service charges on deposits, international factoring commissions and letter of credit fees. Intersegment referral fee income increased $13 million driven by higher loan referrals to the Residential Mortgage Banking segment. The allocated provision for credit losses decreased $27 million as a result of lower commercial and retail loan net charge-offs, partially offset by a moderation in the improvement in loss severity trends in the commercial loan portfolio. Noninterest expense decreased $10 million driven by lower salary, regulatory, legal and restructuring expense, partially offset by higher pension expense and franchise taxes. Allocated corporate expense increased $13 million driven by internal business initiatives.

Residential Mortgage Banking

Residential Mortgage Banking net income was $136 million for the six months ended June 30, 2015, an increase of $94 million compared to the same period of the prior year. Segment net interest income decreased $27 million, primarily the result of lower interest rates on new loans and lower balances reflecting the current strategy of selling substantially all conforming mortgage loan production. Noninterest income increased $57 million, driven by higher gains on residential mortgage loan production and sales and an increase in net MSR valuation adjustments. The allocated provision for credit losses reflected a benefit of $9 million in the first half of 2015, compared to a benefit of $21 million in the earlier period, primarily due to a moderation in the rate of improvement in loss severity trends, partially offset by lower net charge-offs. Noninterest expense decreased $136 million, which primarily reflects the impact of adjustments totaling $118 million relating to the previously disclosed FHA-insured loan exposures in the earlier period. The decrease in noninterest expense was also partially attributable to lower salary and other loan processing expense.

Dealer Financial Services

Dealer Financial Services net income was $94 million for the six months ended June 30, 2015, a decrease of $4 million compared to the same period of the prior year. Segment net interest income increased $21 million, primarily driven by growth in the Dealer Finance and Regional Acceptance loan portfolios and the inclusion of dealer floor plan loans in the segment during the current period. The allocated provision for credit losses increased $5 million, primarily due to higher expectations of loss severity related to the nonprime automobile loan portfolio, partially offset by lower net charge-offs and loan growth adjustments. Noninterest expense increased $16 million driven by higher personnel, professional services, loan processing and other expenses.

Specialized Lending

Specialized Lending net income was $127 million for the six months ended June 30, 2015, an increase of $8 million compared to the same period of the prior year. Segment net interest income increased $3 million driven by strong growth in mortgage warehouse loans, small ticket consumer loans and commercial mortgage loans, partially offset by lower interest rates on new loans. Noninterest income increased $38 million driven by higher commercial mortgage and operating lease income. The allocated provision for credit losses increased $4 million due to higher net charge-offs. Noninterest expense increased $23 million, primarily due to higher personnel expense, depreciation of property under operating leases and operating charge-offs.

Insurance Services

Insurance Services net income was $125 million for the six months ended June 30, 2015, a decrease of $7 million compared to the same period of the prior year. Insurance Service’s noninterest income increased $12 million, which primarily reflects higher new and renewal commercial property and casualty insurance business, partially offset by lower direct commercial property and casualty insurance premiums due to the previously discussed sale of American Coastal. Noninterest expense decreased $1 million driven by lower salary expense, operating charge-offs and a reduction in certain actuarially determined loss reserves, partially offset by higher incentive, employee insurance and pension expense and merger-related charges. Allocated corporate expenses increased $14 million primarily due to the centralization of certain corporate support functions during mid-2014.

Financial Services

Financial Services net income was $134 million for the six months ended June 30, 2015, which was flat compared to the same period of the prior year. Segment net interest income increased $34 million driven by Corporate Banking and BB&T Wealth loan and deposit growth, partially offset by lower interest rates on new loans and lower funding spreads on deposits. Noninterest income increased $41 million as the result of higher capital market fees, investment commissions and brokerage fees, trust income, commercial unused commitment fees and income from SBIC private equity investments. The allocated provision for credit losses increased $44 million as the result of Corporate Banking loan portfolio mix and risk expectations related to the oil and energy sector. Noninterest expense increased $30 million compared to the earlier period, driven by higher salary, incentive and pension expense.

Other, Treasury & Corporate

Other, Treasury & Corporate generated a net loss of $12 million for the six months ended June 30, 2015, compared to net income of $91 in the same period of the prior year. Segment net interest income decreased $92 million driven by lower acquired from FDIC loan balances, lower funding spreads and a decrease in securities acquired from the FDIC. Noninterest income increased $3 million, primarily due to improved FDIC loss share income, partially offset by the loss on the previously discussed sale of American Coastal. The allocated provision for credit losses reflected a benefit of $1 million in the first half of 2015, compared to a benefit of $25 million in the earlier period, primarily due to a release in the RUFC in the earlier period driven by improvements related to the mix of unfunded lending exposures. Noninterest expense increased $234 million, primarily due to higher salary, employee insurance, and pension expense, merger-related charges, and the previously discussed $172 million loss on early extinguishment of FLHB advances in the current period. Intersegment referral fee expenses increased $15 million driven by higher mortgage loan, insurance and capital market referrals shared by other segments. Allocated corporate expense decreased by $38 million compared to the earlier period as the result of higher expense allocations to the other segments related to internal business initiatives and the continued centralization of certain support functions into the respective corporate centers.

Analysis of Financial Condition

Investment Activities

The total securities portfolio was $40.6 billion at June 30, 2015, compared to $41.1 billion at December 31, 2014. As of June 30, 2015, the securities portfolio included $21.2 billion of AFS securities (at fair value) and $19.4 billion of HTM securities (at amortized cost).

The effective duration of the securities portfolio was 4.0 years at June 30, 2015, compared to 3.9 years at December 31, 2014. The duration of the securities portfolio excludes equity securities, auction rate securities and certain non-agency residential MBS that were acquired in the Colonial acquisition.

See Note 3 “Securities” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to BB&T’s evaluation of securities for OTTI.

Lending Activities

Loans HFI totaled $122.3 billion at June 30, 2015, up $2.4 billion compared to December 31, 2014. The increase in loans HFI included the impact of the acquisition of The Bank of Kentucky, which added $1.2 billion in loans. Excluding this acquisition, loans grew $1.2 billion, primarily the result of growth in commercial and industrial loans of $1.6 billion, other lending subsidiaries loans of $605 million and direct retail lending loans of $432 million. These increases were partially offset by a $1.1 billion decline in residential mortgage loan balances reflecting the continuing strategy of selling all conforming loan production.

The following table presents the composition of average loans and leases:

Table 3
Composition of Average Loans and Leases

	For the Three Months Ended
	6/30/15	3/31/15	12/31/14	9/30/14	6/30/14

	(Dollars in millions)
Commercial and industrial	$42,541	$41,448	$40,383	$39,906	$39,397
CRE-income producing properties	10,730	10,680	10,681	10,596	10,382
CRE-construction and development	2,767	2,734	2,772	2,670	2,566
Direct retail lending	8,449	8,191	8,085	7,912	7,666
Sales finance	10,517	10,498	10,247	10,313	10,028
Revolving credit	2,365	2,385	2,427	2,396	2,362
Residential mortgage	29,862	30,427	31,046	32,000	32,421
Other lending subsidiaries	11,701	11,318	11,351	11,234	10,553
Acquired from FDIC	1,055	1,156	1,309	1,537	1,739
Total average loans and leases HFI	$119,987	$118,837	$118,301	$118,564	$117,114

Average loans HFI for the second quarter of 2015 were $120.0 billion, up $1.2 billion compared to the first quarter of 2015. The increase in average loans held for investment was primarily due to an increase of $1.1 billion in average commercial and industrial loans, a $383 million increase in average other lending subsidiaries loans and a $258 million increase in average direct retail lending loans. These increases were partially offset by a $565 million decline in average residential mortgage loans and continued run-off of loans acquired from the FDIC. The acquisition of The Bank of Kentucky contributed approximately $146 million of the increase in average loans for the quarter.

Average commercial and industrial loans increased an annualized 10.6%, which reflects growth from large corporate clients and increased mortgage warehouse lending. Average other lending subsidiaries loans were up an annualized 13.6% primarily due to seasonal activity. Average direct retail lending loans were up an annualized 12.6% primarily due to an increase in home equity line balances.

The decrease of $565 million, or 7.4% annualized, in the residential mortgage portfolio reflects the continued strategy to sell all conforming residential mortgage loan production.

Asset Quality

Asset quality continued to improve during the second quarter of 2015. NPAs, which include foreclosed real estate, repossessions, NPLs and nonperforming TDRs, totaled $729 million at June 30, 2015, compared to $782 million at December 31, 2014. The decrease in NPAs was primarily driven by a decline in NPLs of $44 million. NPAs as a percentage of loans and leases HFI plus foreclosed property were 0.60% at June 30, 2015, compared with 0.65% at December 31, 2014.

The following table presents activity related to NPAs, excluding foreclosed real estate acquired from the FDIC:

Table 4
Rollforward of NPAs

		Six Months Ended June 30,
		2015	2014

		(Dollars in millions)
	Beginning balance	$726	$1,053
	New NPAs	570	656
	Advances and principal increases	36	40
	Disposals of foreclosed assets (1)	(220)	(250)
	Disposals of NPLs (2)	(75)	(110)
	Charge-offs and losses	(126)	(157)
	Payments	(159)	(212)
	Transfers to performing status	(70)	(114)
	Other, net	―	10
	Ending balance	$682	$916

(1)	Includes charge-offs and losses recorded upon sale of $72 million and $82 million for the six months ended June 30, 2015 and 2014, respectively.
(2)	Includes charge-offs and losses recorded upon sale of $12 million and $20 million for the six months ended June 30, 2015 and 2014, respectively.

The following tables summarize asset quality information for the past five years. As more fully described below, this information has been adjusted to exclude certain components:

•	BB&T has recorded certain amounts related to government guaranteed GNMA mortgage loans that BB&T has the option, but not the obligation, to repurchase and has effectively regained control. These amounts are reported in the Consolidated Balance Sheets but have been excluded from the asset quality disclosures, as management believes they result in distortion of the reported metrics. The amount of government guaranteed GNMA mortgage loans that have been excluded are noted in the footnotes to Table 5.

•	In addition, BB&T has concluded that the inclusion of loans acquired from the FDIC in “Loans 90 days or more past due and still accruing as a percentage of total loans and leases” may result in significant distortion to this ratio. The inclusion of these loans could result in a lack of comparability across quarters or years, and could negatively impact comparability with other portfolios that were not impacted by acquisition accounting. BB&T believes that the presentation of this asset quality measure excluding loans acquired from the FDIC provides additional perspective into underlying trends related to the quality of its loan portfolio. Accordingly, the asset quality measures in Table 6 present asset quality information on a consolidated basis as well as “Loans 90 days or more past due and still accruing as a percentage of total loans and leases” excluding loans acquired from the FDIC.

Table 5
Asset Quality

	Three Months Ended
	6/30/2015	3/31/2015	12/31/2014	9/30/2014	6/30/2014

	(Dollars in millions)
NPAs (1)
NPLs:
Commercial and industrial	$198	$230	$239	$259	$298
CRE-income producing properties	59	63	74	81	84
CRE-construction and development	16	18	26	37	38
Direct retail lending	41	47	48	50	49
Sales finance	13	7	5	5	5
Residential mortgage-nonguaranteed (2)	188	183	166	298	320
Other lending subsidiaries	57	51	58	54	47
Total nonaccrual loans and leases HFI (2)	572	599	616	784	841
Foreclosed real estate	86	90	87	75	56
Foreclosed real estate-acquired from FDIC	47	53	56	56	56
Other foreclosed property	24	23	23	24	19
Total NPAs (1)(2)	$729	$765	$782	$939	$972

Performing TDRs (3)
Commercial and industrial	$75	$54	$64	$90	$86
CRE-income producing properties	21	15	27	25	27
CRE-construction and development	23	25	30	28	30
Direct retail lending	81	84	84	89	91
Sales finance	18	18	19	20	18
Revolving credit	36	38	41	44	46
Residential mortgage-nonguaranteed (4)	273	269	261	254	814
Residential mortgage-government guaranteed	328	325	360	437	433
Other lending subsidiaries	172	168	164	151	141
Total performing TDRs (3)(4)	$1,027	$996	$1,050	$1,138	$1,686

Loans 90 days or more past due and still accruing
Direct retail lending	$10	$9	$12	$13	$11
Sales finance	4	3	5	5	3
Revolving credit	9	10	9	10	8
Residential mortgage-nonguaranteed	60	59	83	79	80
Residential mortgage-government guaranteed (5)	154	157	238	232	254
Acquired from FDIC	124	154	188	229	249
Total loans 90 days or more past due and still accruing (5)	$361	$392	$535	$568	$605

Loans 30-89 days past due
Commercial and industrial	$16	$20	$23	$19	$21
CRE-income producing properties	4	7	4	5	7
CRE-construction and development	3	2	1	1	2
Direct retail lending	41	40	41	40	41
Sales finance	53	49	62	55	49
Revolving credit	19	19	23	22	20
Residential mortgage-nonguaranteed	362	356	392	424	513
Residential mortgage-government guaranteed (6)	74	68	80	95	87
Other lending subsidiaries	230	151	237	217	197
Acquired from FDIC	31	47	33	41	84
Total loans 30-89 days past due (6)	$833	$759	$896	$919	$1,021

Excludes loans held for sale.

(1)	Loans acquired from the FDIC are considered to be performing due to the application of the accretion method.
(2)	During the fourth quarter of 2014, approximately $121 million of residential mortgage NPLs were sold.
(3)	Excludes TDRs that are nonperforming totaling $127 million, $127 million, $126 million, $207 million, and $192 million at June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014, and June 30, 2014, respectively. These amounts are included in total NPAs.

(4)	During the third quarter of 2014, approximately $540 million of performing residential mortgage TDRs were sold.
(5)	Excludes government guaranteed GNMA mortgage loans that BB&T has the right but not the obligation to repurchase that are 90 days or more past due totaling $338 million, $361 million, $410 million, $395 million, and $423 million at June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014, and June 30, 2014, respectively.
(6)	Excludes government guaranteed GNMA mortgage loans that BB&T has the right but not the obligation to repurchase that are past due 30-89 days totaling $3 million, $2 million, $2 million, $4 million, and $3 million at June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014, and June 30, 2014, respectively.

Table 6
Asset Quality Ratios

	As of / For the Three Months Ended
	6/30/2015		3/31/2015		12/31/2014		9/30/2014		6/30/2014
Asset Quality Ratios (including assets acquired from FDIC)
Loans 30-89 days past due and still accruing as a
percentage of loans and leases HFI (1)	0.68%		0.63%		0.75%		0.77%		0.85%
Loans 90 days or more past due and still accruing as a
percentage of loans and leases HFI (1)	0.29		0.33		0.45		0.48		0.51
NPLs as a percentage of loans and leases HFI	0.47		0.50		0.51		0.66		0.70
NPAs as a percentage of:
Total assets	0.38		0.40		0.42		0.50		0.52
Loans and leases HFI plus foreclosed property	0.60		0.64		0.65		0.79		0.81
Net charge-offs as a percentage of average loans and leases
HFI	0.33		0.34		0.39		0.48		0.41
ALLL as a percentage of loans and leases HFI	1.19		1.22		1.23		1.27		1.33
Ratio of ALLL to:
Net charge-offs	3.71	x	3.60	x	3.21	x	2.67	x	3.28	x
NPLs	2.55		2.45		2.39		1.92		1.89

Asset Quality Ratios (excluding assets acquired from FDIC) (2)
Loans 90 days or more past due and still accruing as a
percentage of loans and leases HFI (1)	0.19%		0.20%		0.29%		0.29%		0.30%

	As of / For the
	Six Months Ended
	June 30,
	2015		2014
Asset Quality Ratios
Including assets acquired from FDIC:
Net charge-offs as a percentage of average loans and leases	0.33%		0.49%
Ratio of ALLL to net charge-offs	3.65	x	2.81	x

Applicable ratios are annualized.

(1)	Excludes government guaranteed GNMA mortgage loans that BB&T has the right but not the obligation to repurchase. Refer to the footnotes of Table 5 for amounts related to these loans.
(2)	These asset quality ratios have been adjusted to remove the impact of assets acquired from the FDIC. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios. Management believes the inclusion of assets acquired from the FDIC in certain asset quality ratios that include nonperforming assets, past due loans or net charge-offs in the numerator or denominator results in distortion of these ratios and they may not be comparable to other periods presented or to other portfolios that were not impacted by loss share accounting.

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

Certain residential mortgage loans have an initial period where the borrower is only required to pay the periodic interest. After the interest-only period, the loan will require the payment of both interest and principal over the remaining term. At June 30, 2015, approximately 4.2% of the outstanding balances of residential mortgage loans were in the interest-only phase, compared to 5.3% at December 31, 2014. Approximately 89.3% of the interest-only balances will begin amortizing within the next three years. Approximately 2.8% of interest-only loans are 30 days or more past due and still accruing and 1.2% are on nonaccrual status.

Home equity lines, which are a component of the direct retail portfolio, generally require interest-only payments during the first 15 years after origination. After this initial period, the outstanding balance begins amortizing and requires the payment of both interest and principal. At June 30, 2015, approximately 68.0% of the outstanding balances of home equity lines were in the interest-only phase. Approximately 8.7% of these balances will begin amortizing within the next three years. The delinquency rate of interest-only lines is similar to amortizing lines.

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

Performing TDRs totaled $1.0 billion at June 30, 2015, a decrease of $23 million compared to December 31, 2014. The following table provides a summary of performing TDR activity:

Table 7
Rollforward of Performing TDRs

	Six Months Ended June 30,
	2015	2014

	(Dollars in millions)
Beginning balance	$1,050	$1,705
Inflows	240	314
Payments and payoffs	(122)	(119)
Charge-offs	(21)	(36)
Transfers to nonperforming TDRs, net	(31)	(33)
Removal due to the passage of time	(9)	(108)
Non-concessionary re-modifications	(1)	(11)
Sold and transferred to held for sale	(79)	(30)
Other	―	4
Ending balance	$1,027	$1,686

The following table provides further details regarding the payment status of TDRs outstanding at June 30, 2015:

Table 8
TDRs

	June 30, 2015
			Past Due				Past Due
	Current Status		30-89 Days				90 Days Or More				Total

	(Dollars in millions)
Performing TDRs (1):
Commercial and industrial	$75	100.0%	$	―	―	%	$	―	―	%	$75
CRE-income producing properties	21	100.0		―	―			―	―		21
CRE-construction and development	23	100.0		―	―			―	―		23
Direct retail lending	77	95.1		3	3.7			1	1.2		81
Sales finance	17	94.4		1	5.6			―	―		18
Revolving credit	31	86.1		4	11.1			1	2.8		36
Residential mortgage-nonguaranteed	225	82.4		42	15.4			6	2.2		273
Residential mortgage-government guaranteed	177	54.0		60	18.3			91	27.7		328
Other lending subsidiaries	144	83.7		28	16.3			―	―		172
Total performing TDRs	790	76.9		138	13.4			99	9.7		1,027
Nonperforming TDRs (2)	53	41.7		10	7.9			64	50.4		127
Total TDRs	$843	73.1		$148	12.8			$163	14.1		$1,154

(1)	Past due performing TDRs are included in past due disclosures.
(2)	Nonperforming TDRs are included in NPL disclosures.

Allowance for Credit Losses

The ACL, which consists of the ALLL and the RUFC, totaled $1.5 billion at June 30, 2015, essentially flat compared to December 31, 2014. The ALLL amounted to 1.19% of loans and leases held for investment at June 30, 2015, compared to 1.23% at December 31, 2014. The decrease in the ALLL as a percentage of loans and leases reflects continued improvement in the credit quality of the loan portfolio as well as the impact of the acquisition of The Bank of Kentucky, as no allowance was recorded in connection with the purchase accounting. The ratio of the ALLL to nonperforming loans and leases held for investment was 2.55 times at June 30, 2015, compared to 2.39 times at December 31, 2014.

Net charge-offs totaled $98 million for the second quarter of 2015 and amounted to 0.33% of average loans and leases, compared to $121 million, or 0.41% of average loans and leases in the second quarter of 2014. For the six months ended June 30, 2015, net charge-offs were $199 million and amounted to 0.33% of average loans and leases compared to $280 million, or 0.49% of average loans and leases in the same period of 2014.

Charge-offs related to loans acquired from the FDIC represent realized losses in certain acquired loan pools that exceed the amounts originally estimated at the acquisition date. This impairment was provided for in prior quarters and therefore the charge-offs have no impact on the Consolidated Statements of Income.

Refer to Note 4 “Loans and ACL” in the “Notes to Consolidated Financial Statements” for additional disclosures.

The following table presents an allocation of the ALLL at June 30, 2015 and December 31, 2014. This allocation of the ALLL is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 9
Allocation of ALLL by Category

	June 30, 2015		December 31, 2014
		% Loans		% Loans
		in each		in each
	Amount	category	Amount	category

	(Dollars in millions)
Commercial and industrial	$457	35.6%	$422	34.6%
CRE-income producing properties	141	9.1	162	8.9
CRE-construction and development	38	2.3	48	2.3
Direct retail lending	113	7.1	110	6.8
Sales finance	54	8.6	50	8.8
Revolving credit	102	2.0	110	2.1
Residential mortgage-nonguaranteed	197	23.9	217	25.1
Residential mortgage-government guaranteed	28	0.7	36	0.8
Other lending subsidiaries	270	9.9	255	9.6
Acquired from FDIC	57	0.8	64	1.0
Total ALLL	1,457	100.0%	1,474	100.0%
RUFC	78		60
Total ACL	$1,535		$1,534

Activity related to the ACL is presented in the following table:

Table 10
Analysis of ACL

	Three Months Ended
	6/30/2015	3/31/2015	12/31/2014	9/30/2014	6/30/2014

	(Dollars in millions)
Beginning balance	$1,532	$1,534	$1,567	$1,675	$1,722
Provision for credit losses
(excluding loans acquired from the FDIC)	97	105	84	46	83
Provision (benefit) for loans acquired from the FDIC	―	(6)	(1)	(12)	(9)
Charge-offs:
Commercial and industrial	(32)	(14)	(27)	(31)	(40)
CRE-income producing properties	(4)	(9)	(4)	(8)	(11)
CRE-construction and development	―	(2)	(2)	(2)	(3)
Direct retail lending	(13)	(12)	(14)	(17)	(19)
Sales finance	(5)	(6)	(7)	(5)	(4)
Revolving credit	(19)	(18)	(18)	(17)	(18)
Residential mortgage-nonguaranteed	(7)	(11)	(10)	(31)	(20)
Residential mortgage-government guaranteed	(2)	―	―	(1)	(1)
Other lending subsidiaries	(57)	(67)	(71)	(66)	(47)
Acquired from FDIC	―	(1)	(14)	―	(4)
Total charge-offs	(139)	(140)	(167)	(178)	(167)

Recoveries:
Commercial and industrial	13	8	13	10	10
CRE-income producing properties	1	2	7	2	3
CRE-construction and development	2	4	4	2	10
Direct retail lending	7	8	7	7	7
Sales finance	2	3	2	2	2
Revolving credit	5	5	5	4	5
Residential mortgage-nonguaranteed	1	―	5	1	―
Other lending subsidiaries	10	9	8	8	9
Total recoveries	41	39	51	36	46
Net charge-offs	(98)	(101)	(116)	(142)	(121)
Other	4	―	―	―	―
Ending balance	$1,535	$1,532	$1,534	$1,567	$1,675

ALLL (excluding acquired from FDIC loans)	$1,400	$1,407	$1,410	$1,425	$1,499
Allowance for acquired from FDIC loans	57	57	64	79	91
RUFC	78	68	60	63	85
Total ACL	$1,535	$1,532	$1,534	$1,567	$1,675

		Six Months Ended
		June 30,
		2015	2014

		(Dollars in millions)
	Beginning balance	$1,534	$1,821
	Provision for credit losses (excluding loans acquired from the FDIC)	202	150
	Provision (benefit) for loans acquired from the FDIC	(6)	(16)
	Charge-offs:
	Commercial and industrial	(46)	(73)
	CRE - income producing properties	(13)	(19)
	CRE - construction and development	(2)	(7)
	Direct retail lending (1)	(25)	(38)
	Sales finance	(11)	(11)
	Revolving credit	(37)	(36)
	Residential mortgage-nonguaranteed (1)	(18)	(41)
	Residential mortgage-government guaranteed	(2)	(1)
	Other lending subsidiaries	(124)	(132)
	Acquired from FDIC	(1)	(7)
	Total charge-offs	(279)	(365)

	Recoveries:
	Commercial and industrial	21	19
	CRE - income producing properties	3	5
	CRE - construction and development	6	13
	Direct retail lending (1)	15	15
	Sales finance	5	5
	Revolving credit	10	10
	Residential mortgage-nonguaranteed (1)	1	1
	Other lending subsidiaries	19	17
	Total recoveries	80	85
	Net charge-offs	(199)	(280)
	Other	4	―
	Ending balance	$1,535	$1,675

(1)	During the first quarter of 2014, $8.3 billion of loans were transferred from direct retail lending to residential mortgage. Charge-offs and recoveries have been reflected in these line items based upon the date the loans were transferred.

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

Table 11
Assets Acquired from the FDIC by Loss Share Agreement

	June 30, 2015			December 31, 2014
	Commercial	Single Family	Total	Commercial	Single Family	Total

	(Dollars in millions)
Loans and leases	$392	$600	$992	$561	$654	$1,215
AFS securities	1,158	―	1,158	1,243	―	1,243
Other assets	51	31	82	58	38	96
Total assets acquired from the FDIC	$1,601	$631	$2,232	$1,862	$692	$2,554

UPB of loans and leases	$617	$815	$1,432	$836	$888	$1,724

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

The gain/loss sharing coverage related to the acquired AFS securities is based on a contractually-specified value of the securities as of the date of the commercial loss sharing agreement, adjusted to reflect subsequent pay-downs, redemptions or maturities on the underlying securities. The contractually-specified value of these securities was approximately $554 million and $626 million at June 30, 2015 and December 31, 2014, respectively. During the period of gain sharing (October 1, 2014 through September 30, 2017), any decline in the fair value of the acquired AFS securities down to the contractually-specified value would reduce BB&T’s liability to the FDIC at the applicable loss sharing percentage. BB&T is not indemnified for declines in the fair value of the acquired securities below the contractually-specified amount.

The following table provides information related to the carrying amounts and fair values of the components of the FDIC loss share receivable (payable):

Table 12
FDIC Loss Share Receivable (Payable)

	June 30, 2015		December 31, 2014
Attributable to:	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in millions)
Loans	$383	$59	$534	$123
Securities	(554)	(530)	(565)	(535)
Aggregate loss calculation	(141)	(164)	(132)	(161)
Total	$(312)	$(635)	$(163)	$(573)

The decrease in the carrying amount of the FDIC loss share receivable attributable to loans acquired from the FDIC was due to the receipt of cash from the FDIC, negative accretion due to credit loss improvement and the offset to the provision for loans acquired from the FDIC, which was a benefit for the current year. The change in the carrying amount attributable to the aggregate loss calculation is primarily due to accretion of the expected payment. The fair values are based upon a discounted cash flow methodology that is consistent with the acquisition date methodology. The fair value attributable to acquired loans and the aggregate loss calculation changes over time due to the receipt of cash from the FDIC, updated credit loss assumptions and the passage of time. The fair value attributable to securities acquired from the FDIC is based upon the timing and amount that would be payable to the FDIC should the securities settle at the current fair value at the conclusion of the gain sharing period.

The cumulative amount recognized through earnings related to securities acquired from the FDIC resulted in a liability of $257 million as of June 30, 2015. Securities acquired from the FDIC are classified as AFS and carried at fair market value, and the changes in unrealized gains/losses are offset by the applicable loss share percentage in AOCI, which resulted in an additional pre-tax liability of $297 million as of June 30, 2015. BB&T would only owe these amounts to the FDIC if BB&T were to sell these securities prior to October 1, 2017. BB&T does not currently intend to dispose of the acquired securities.

Following the conclusion of the 10 year loss share period in 2019, should actual aggregate losses, excluding securities, be less than an amount determined in accordance with these agreements, BB&T will pay the FDIC a portion of the difference. As of June 30, 2015, BB&T projects that in 2019 it would owe the FDIC approximately $179 million under the aggregate loss calculation. This liability is expensed over time and BB&T has recognized total expense of approximately $141 million through June 30, 2015.

Deposits

Deposits totaled $132.8 billion at June 30, 2015, an increase of $3.7 billion from December 31, 2014. The acquisition of The Bank of Kentucky added $1.6 billion in deposits. Excluding this acquisition, noninterest-bearing deposits increased $3.0 billion, money market and savings balances increased $4.3 billion and time deposit balances declined $5.2 billion.

The following table presents the composition of average deposits for the last five quarters:

Table 13
Composition of Average Deposits

	For the Three Months Ended
	6/30/15	3/31/15	12/31/14	9/30/14	6/30/14

	(Dollars in millions)
Noninterest-bearing deposits	$41,502	$39,701	$39,130	$38,103	$36,634
Interest checking	20,950	20,623	19,308	18,588	18,406
Money market and savings	53,852	51,644	51,176	49,974	48,965
Time deposits	14,800	17,000	20,041	23,304	25,010
Foreign office deposits - interest-bearing	764	563	660	639	584
Total average deposits	$131,868	$129,531	$130,315	$130,608	$129,599

Average deposits for the second quarter were $131.9 billion, an increase of $2.3 billion or 7.2% annualized compared to the prior quarter. The change in average deposits reflects improved mix, with noninterest-bearing deposits up $1.8 billion, or 18.2% annualized, while interest-bearing balances were up $536 million, or 2.4% annualized. The first quarter acquisition of 41 branches in Texas had an estimated $387 million favorable impact on average noninterest-bearing deposits and a $1.3 billion impact on average interest-bearing deposits, while the second quarter acquisition of The Bank of Kentucky had an estimated $190 million favorable impact on average deposits.

Noninterest-bearing deposits represented 31.5% of total average deposits for the second quarter, compared to 30.6% for the prior quarter and 28.3% a year ago.

The growth in average noninterest-bearing deposits includes an increase in average commercial accounts totaling $1.6 billion and an increase in average consumer accounts totaling $503 million, partially offset by a decrease in average public funds accounts totaling $369 million.

Excluding the Texas branch acquisition and The Bank of Kentucky acquisition, average noninterest bearing deposits increased $1.4 billion, average money market and savings increased $1.4 billion and average time deposits declined $2.4 billion.

The cost of interest-bearing deposits was 0.24% for the second quarter, down one basis point compared to the prior quarter.

Borrowings

At June 30, 2015, short-term borrowings totaled $3.9 billion, an increase of $166 million compared to December 31, 2014. Long-term debt totaled $23.3 billion at June 30, 2015, a decrease of $41 million from the balance at December 31, 2014. During the second quarter of 2015, higher cost FHLB advances totaling $931 million with a weighted average interest rate of 4.84% were extinguished, and $1.0 billion of medium term senior notes with a stated interest rate of 2.625% were issued.

Shareholders’ Equity

Total shareholders’ equity at June 30, 2015 was $25.1 billion, an increase of $755 million compared to December 31, 2014. This increase was primarily driven by net income of $1.0 billion and net stock issuances of $375 million (including $322 million for the acquisition of The Bank of Kentucky), partially offset by common and preferred dividends totaling $442 million and a reduction of $222 million for the purchase of additional ownership interest in AmRisc, LP. BB&T’s book value per common share at June 30, 2015 was $30.64, compared to $30.09 at December 31, 2014.

Merger-Related and Restructuring Activities

At June 30, 2015 and December 31, 2014, merger-related and restructuring accruals totaled $38 million and $31 million, respectively. Merger-related and restructuring accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at June 30, 2015 are expected to be utilized within one year, unless they relate to specific contracts that expire later.

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

Regardless of financial gain or loss to the Company, associates are held accountable if they do not follow the established risk management policies and procedures. Compensation decisions take into account an associate’s adherence to and successful implementation of BB&T’s risk values. The compensation structure supports the Company’s core values and sound risk management practices in an effort to promote judicious risk-taking behavior.

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

Market Risk Management

The effective management of market risk is essential to achieving BB&T’s strategic financial objectives. As a financial institution, BB&T’s most significant market risk exposure is interest rate risk in its balance sheet; however, market risk also includes product liquidity risk, price risk and volatility risk in BB&T’s BUs. The primary objectives of market risk management are to minimize any adverse effect that changes in market risk factors may have on net interest income, net income and capital and to offset the risk of price changes for certain assets recorded at fair value. At BB&T, market risk management also includes the enterprise-wide IPV function.

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

BB&T uses derivatives primarily to manage economic risk related to securities, commercial loans, MSRs and mortgage banking operations, long-term debt and other funding sources. BB&T also uses derivatives to facilitate transactions on behalf of its clients. As of June 30, 2015, BB&T had derivative financial instruments outstanding with notional amounts totaling $76.2 billion, with a net fair value gain of $177 million. See Note 15 “Derivative Financial Instruments” in the “Notes to Consolidated Financial Statements” herein for additional disclosures.

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

Table 14
Interest Sensitivity Simulation Analysis

				Annualized Hypothetical
Interest Rate Scenario				Percentage Change in
Linear		Prime Rate		Net Interest Income
Change in		June 30,		June 30,
Prime Rate		2015	2014	2015	2014
Up 200	bps	5.25%	5.25%	2.23%	2.10%
Up 100		4.25	4.25	1.60	1.37
No Change		3.25	3.25	―	―
Down 25		3.00	3.00	0.18	0.35

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

Table 15
Deposit Mix Sensitivity Analysis

				Results Assuming a Decrease in
	Linear Change		Base Scenario	Noninterest Bearing Demand Deposits
	in Rates		at June 30, 2015 (1)	$1 Billion	$5 Billion
	Up 200	bps	2.23%	1.97%	0.92%
	Up 100		1.60	1.44	0.79

(1)	The base scenario is equal to the annualized hypothetical percentage change in net interest income at June 30, 2015 as presented in the preceding table.

If rates increased 200 basis points, BB&T could absorb the loss of $8.5 billion, or 20.2%, of noninterest bearing deposits and replace them with managed rate deposits with a beta of 100% before becoming neutral to interest rate changes.

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

Table 16
EVE Simulation Analysis

				Hypothetical Percentage
		EVE/Assets		Change in EVE
Change in		June 30,		June 30,
Interest Rates		2015	2014	2015	2014
Up 200	bps	11.5%	10.7%	(0.5)%	(1.4)%
Up 100		11.7	10.9	1.3	0.3
No Change		11.5	10.9	―	―
Down 25		11.4	10.8	(1.2)	(0.8)

Market Risk from Trading Activities

BB&T also manages market risk from trading activities which consists of acting as a financial intermediary to provide its customers access to derivatives, foreign exchange and securities markets. Trading market risk is managed through the use of statistical and non-statistical risk measures and limits. BB&T utilizes a historical VaR methodology to measure and aggregate risks across its covered trading LOBs. This methodology uses two years of historical data to estimate economic outcomes for a one-day time horizon at a 99% confidence level. The average 99% one-day VaR and the maximum daily VaR for the three months ended June 30, 2015 and 2014 were each less than $1 million. Market risk disclosures under Basel II.5 are available in the Additional Disclosures section of the Investor Relations site on www.bbt.com.

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

The following table presents activity in residential mortgage indemnification, recourse and repurchase reserves:

Table 17
Mortgage Indemnification, Recourse and Repurchase Reserves Activity (1)

		Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014

		(Dollars in millions)
	Balance, at beginning of period	$88	$61	$94	$72
	Payments	(2)	(4)	(4)	(16)
	Expense (benefit)	(3)	41	(7)	42
	Balance, at end of period	$83	$98	$83	$98

(1)	Excludes the FHA-insured mortgage loan reserve of $85 million established during the second quarter of 2014.

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

BB&T monitors the ability to meet customer demand for funds under both normal and stressed market conditions. In considering its liquidity position, management evaluates BB&T’s funding mix based on client core funding, client rate-sensitive funding and non-client rate-sensitive funding. In addition, management also evaluates exposure to rate-sensitive funding sources that mature in one year or less. Management also measures liquidity needs against 30 days of stressed cash outflows for Branch Bank. To ensure a strong liquidity position, management maintains a liquid asset buffer of cash on hand and highly liquid unpledged securities. The Company has established a policy that the liquid asset buffer would be a minimum of 5% of total assets, but intends to maintain the ratio well in excess of this level. As of June 30, 2015 and December 31, 2014, BB&T’s liquid asset buffer was 13.3% and 13.6%, respectively, of total assets.

During 2013, the FDIC, FRB and OCC released a joint statement providing a NPR concerning the U.S. implementation of the Basel III LCR rule. This rule became final on September 3, 2014. Under the final rule, BB&T will be considered a “modified LCR” holding company. BB&T would be subject to full LCR requirements if its operations were to fall under the “internationally active” rules, which would generally be triggered if BB&T’s assets were to increase above $250 billion. BB&T implemented balance sheet changes to support its compliance with the rule and to optimize its balance sheet based on the final rule. These actions included changing the mix of the investment portfolio to include more GNMA and U.S. Treasury securities, which qualify as Level 1 under the rule, and changing its deposit mix to increase retail and commercial deposits. Based on management’s interpretation of the final rule that will be effective January 1, 2016, BB&T’s LCR was approximately 118% at June 30, 2015, compared to the regulatory minimum of 90%, which puts BB&T in full compliance with the rule. The regulatory minimum will increase to 100% on January 1, 2017. The final rule requires each financial institution to have a method for determining “operational deposits” as defined by the rule. The number above includes an estimate of operational deposits; however, BB&T continues to evaluate its method to identify and measure operational deposits.

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

Liquidity at the Parent Company is more susceptible to market disruptions. BB&T prudently manages cash levels at the Parent Company to cover a minimum of one year of projected contractual cash outflows which includes unfunded external commitments, debt service, preferred dividends and scheduled debt maturities without the benefit of any new cash infusions. Generally, BB&T maintains a significant buffer above the projected one year of contractual cash outflows. In determining the buffer, BB&T considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, being a source of strength to its banking subsidiaries and being able to withstand sustained market disruptions that could limit access to the capital markets. As of June 30, 2015 and December 31, 2014, the Parent Company had 28 months and 31 months, respectively, of cash on hand to satisfy projected contractual cash outflows as described above.

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

Branch Bank has several major sources of funding to meet its liquidity requirements, including access to capital markets through issuance of senior or subordinated bank notes and institutional CDs, access to the FHLB system, dealer repurchase agreements and repurchase agreements with commercial clients, access to the overnight and term Federal funds markets, use of a Cayman branch facility, access to retail brokered CDs and a borrower in custody program with the FRB for the discount window. As of June 30, 2015, Branch Bank has approximately $69.5 billion of secured borrowing capacity, which represents approximately 7.7 times the amount of one year wholesale funding maturities.

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

Basel III capital requirements became effective on January 1, 2015. Risk-based capital ratios for the quarter ended June 30, 2015, which include common equity tier 1, Tier 1 capital, total capital and leverage capital, are calculated based on Basel III regulatory transitional guidance related to the measurement of capital, risk-weighted assets and average assets.

Table 19
Capital Ratios (1)

	June 30, 2015	December 31, 2014
	Basel III	Basel I

	(Dollars in millions, except per share data, shares in thousands)
Risk-based:
Common equity Tier 1	10.4%	N/A
Tier 1	12.1	12.4%
Total	14.3	14.9
Leverage capital	10.2	9.9

Non-GAAP capital measures (2):
Tangible common equity as a percentage of tangible assets	8.1%	8.0%
Tangible common equity per common share	$20.21	$19.86

Calculations of tangible common equity and tangible assets (2):
Total shareholders' equity	$25,132	$24,377
Less:
Preferred stock	2,603	2,603
Noncontrolling interests	52	88
Intangible assets	7,655	7,374
Tangible common equity	$14,822	$14,312

Total assets	$191,017	$186,834
Less:
Intangible assets	7,655	7,374
Tangible assets	$183,362	$179,460

Risk-weighted assets (3)	$153,512	$143,675
Common shares outstanding at end of period	733,481	720,698

(1)	Current quarter regulatory capital information is preliminary and based on transitional approach.
(2)	Tangible common equity and related ratios are non-GAAP measures. Management uses these measures to assess the quality of capital and believes that investors may find them useful in their analysis of the Company. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies.
(3)	Risk-weighted assets are determined based on the regulatory capital requirements in effect for the periods presented.

The Company’s estimated common equity tier 1 ratio using the Basel III standardized approach on a fully phased-in basis was 10.2% at June 30, 2015.

Table 20
Capital Requirements Under Basel III

	Minimum	Well-	Minimum Capital Plus Capital Conservation Buffer				BB&T
	Capital	Capitalized	2016	2017	2018	2019 (1)	Target
Common equity Tier 1 to risk-weighted assets	4.5%	6.5%	5.125%	5.750%	6.375%	7.000%	8.5%
Tier 1 capital to risk-weighted assets	6.0	8.0	6.625	7.250	7.875	8.500	10.0
Total capital to risk-weighted assets	8.0	10.0	8.625	9.250	9.875	10.500	12.0
Leverage ratio	4.0	5.0	N/A	N/A	N/A	N/A	7.0

(1)	BB&T's goal is to maintain capital levels above the 2019 requirements.

Share Repurchase Activity

No shares were repurchased in connection with the 2006 Repurchase Plan during 2015. During June of 2015, the Board of Directors authorized a new plan, the 2015 Repurchase Plan, to repurchase up to 50 million shares of the Company’s common stock. Repurchases under the 2015 Repurchase Plan may be effected through open market purchases or privately negotiated transactions. The timing and exact amount of repurchases will be consistent with the Company’s capital plan and subject to various factors, including the Company’s capital position, liquidity, financial performance, alternative uses of capital, stock trading price and general market conditions, and may be suspended at any time. Shares that are repurchased pursuant to the 2015 Repurchase Plan will constitute authorized but unissued shares of the Company and will therefore be available for future issuances. The 2015 Repurchase Plan replaces the 2006 Repurchase Plan. No shares were repurchased in connection with the 2015 Repurchase Plan during the second quarter of 2015.

Table 21
Share Repurchase Activity

				Maximum Remaining
				Number of Shares
	Total	Average	Total Shares Purchased	Available for Repurchase
	Shares	Price Paid	Pursuant to	Pursuant to
	Repurchased (1)	Per Share (2)	Publicly-Announced Plan	Publicly-Announced Plan

	(Shares in thousands)

April 2015	9	$38.90	―	44,139
May 2015	1	38.30	―	44,139
June 2015 (3)	395	41.02	―	50,000
Total	405	40.97	―

(1)	Repurchases reflect shares exchanged or surrendered in connection with the exercise of equity-based awards under BB&T’s equity-based compensation plans.
(2)	Excludes commissions.
(3)	The increase in shares available for repurchase reflects the approval of the 2015 Repurchase Plan by the Board of Directors during June 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6. EXHIBITS

10.1	Merger Completion Incentive Program - Summary

11	Statement re: Computation of Earnings Per Share.

12	Statement re: Computation of Ratios.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Definition Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BB&T CORPORATION (Registrant)

Date: July 30, 2015	By:	/s/ Daryl N. Bible
Daryl N. Bible, Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 30, 2015	By:	/s/ Cynthia B. Powell
Cynthia B. Powell, Executive Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location

10.1*	Merger Completion Incentive Program - Summary	Filed herewith.

11	Statement re: Computation of Earnings Per Share.	Filed herewith as Note 16.

12†	Statement re: Computation of Ratios.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.

*	Management compensatory plan or arrangement.
†	Exhibit filed with the Securities and Exchange Commission and available upon request.

