Form 10-Q
period 2015-09-30
BB&T CORP
filed 2015-10-30
CIK 92230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2015

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

At September 30, 2015, 780,150,285 shares of the Registrant’s common stock, $5 par value, were outstanding.

Glossary of Defined Terms

The following terms may be used throughout this Report, including the consolidated financial statements and related notes.

Term	Definition
2015 Repurchase Plan	Plan for the repurchase of up to 50 million shares of BB&T’s common stock
2006 Repurchase Plan	Plan for the repurchase of up to 50 million shares of BB&T’s common stock
ACL	Allowance for credit losses
Acquired from FDIC	Assets of Colonial Bank acquired from the Federal Deposit Insurance Corporation during 2009, which are currently covered or were formerly covered under loss sharing agreements
AFS	Available-for-sale
Agency MBS	Mortgage-backed securities issued by a U.S. government agency or GSE
ALLL	Allowance for loan and lease losses
American Coastal	American Coastal Insurance Company
AOCI	Accumulated other comprehensive income (loss)
Basel III	Global regulatory standards on bank capital adequacy and liquidity published by the BCBS
BB&T	BB&T Corporation and subsidiaries
BCBS	Basel Committee on Bank Supervision
BHC	Bank holding company
BHCA	Bank Holding Company Act of 1956, as amended
Branch Bank	Branch Banking and Trust Company
BU	Business Unit
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CDI	Core deposit intangible assets
CFPB	Consumer Financial Protection Bureau
CEO	Chief Executive Officer
CRO	Chief Risk Officer
CMO	Collateralized mortgage obligation
Colonial	Collectively, certain assets and liabilities of Colonial Bank acquired by BB&T in 2009
Company	BB&T Corporation and subsidiaries (interchangeable with "BB&T" above)
CRA	Community Reinvestment Act of 1977
CRE	Commercial real estate
CRMC	Credit Risk Management Committee
CROC	Compliance Risk Oversight Committee
DIF	Deposit Insurance Fund administered by the FDIC
Directors’ Plan	Non-Employee Directors’ Stock Option Plan
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EITSC	Enterprise IT Steering Committee
EPS	Earnings per common share
ERP	Enterprise resource planning
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FATCA	Foreign Account Tax Compliance Act
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHC	Financial Holding Company
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FINRA	Financial Industry Regulatory Authority
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
FTE	Fully taxable-equivalent
FTP	Funds transfer pricing
GAAP	Accounting principles generally accepted in the United States of America
GNMA	Government National Mortgage Association
1

Term	Definition
Grandbridge	Grandbridge Real Estate Capital, LLC
GSE	U.S. government-sponsored enterprise
HFI	Held for investment
HMDA	Home Mortgage Disclosure Act
HTM	Held-to-maturity
HUD-OIG	Office of Inspector General, U.S. Department of Housing and Urban Development
IDI	Insured depository institution
IMLAFA	International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001
IPV	Independent price verification
IRC	Internal Revenue Code
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association, Inc.
LCR	Liquidity Coverage Ratio
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
MBS	Mortgage-backed securities
MRLCC	Market Risk, Liquidity and Capital Committee
MSR	Mortgage servicing right
MSRB	Municipal Securities Rulemaking Board
NIM	Net interest margin
NPA	Nonperforming asset
NPL	Nonperforming loan
NPR	Notice of Proposed Rulemaking
NYSE	NYSE Euronext, Inc.
OAS	Option adjusted spread
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
ORMC	Operational Risk Management Committee
OTTI	Other-than-temporary impairment
Parent Company	BB&T Corporation, the parent company of Branch Bank and other subsidiaries
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCI	Purchased credit impaired loans as well as assets of Colonial Bank acquired from the FDIC during 2009, which are currently covered or were formerly covered under loss sharing agreements
Peer Group	Financial holding companies included in the industry peer group index
Reform Act	Federal Deposit Insurance Reform Act of 2005
RMC	Risk Management Committee
RMO	Risk Management Organization
RSU	Restricted stock unit
RUFC	Reserve for unfunded lending commitments
S&P	Standard & Poor's
SBIC	Small Business Investment Company
SCAP	Supervisory Capital Assessment Program
SEC	Securities and Exchange Commission
Short-Term Borrowings	Federal funds purchased, securities sold under repurchase agreements and other short-term borrowed funds with original maturities of less than one year
Simulation	Interest sensitivity simulation analysis
Susquehanna	Susquehanna Bancshares, Inc., acquired by BB&T effective August 1, 2015
TBA	To be announced
TDR	Troubled debt restructuring
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
UPB	Unpaid principal balance
VA	U.S. Department of Veterans Affairs
VaR	Value-at-risk
VIE	Variable interest entity
2

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share data, shares in thousands)

	September 30,	December 31,
	2015	2014
Assets
Cash and due from banks	$1,538	$1,639
Interest-bearing deposits with banks	1,115	529
Federal funds sold and securities purchased under resale agreements or similar
arrangements	127	157
Restricted cash	578	374
AFS securities at fair value	24,249	20,907
HTM securities (fair value of $19,430 and $20,313 at September 30, 2015
and December 31, 2014, respectively)	19,245	20,240
LHFS at fair value	1,452	1,423
Loans and leases	135,515	119,884
ALLL	(1,458)	(1,474)
Loans and leases, net of ALLL	134,057	118,410

Premises and equipment	2,038	1,827
Goodwill	8,498	6,869
CDI and other intangible assets	700	505
Residential MSRs at fair value	848	844
Other assets	14,364	13,110
Total assets	$208,809	$186,834

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$44,700	$38,786
Interest-bearing deposits	103,127	90,254
Total deposits	147,827	129,040

Short-term borrowings	2,581	3,717
Long-term debt	24,883	23,312
Accounts payable and other liabilities	6,254	6,388
Total liabilities	181,545	162,457

Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $5 par, liquidation preference of $25,000 per share	2,603	2,603
Common stock, $5 par	3,901	3,603
Additional paid-in capital	8,344	6,517
Retained earnings	13,172	12,317
AOCI, net of deferred income taxes	(796)	(751)
Noncontrolling interests	40	88
Total shareholders’ equity	27,264	24,377
Total liabilities and shareholders’ equity	$208,809	$186,834

Common shares outstanding	780,150	720,698
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	107	107
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in millions, except per share data, shares in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest Income
Interest and fees on loans and leases	$1,412	$1,301	$3,898	$3,891
Interest and dividends on securities	232	232	704	702
Interest on other earning assets	6	8	30	31
Total interest income	1,650	1,541	4,632	4,624
Interest Expense
Interest on deposits	61	61	171	181
Interest on short-term borrowings	1	1	3	3
Interest on long-term debt	124	130	370	401
Total interest expense	186	192	544	585
Net Interest Income	1,464	1,349	4,088	4,039
Provision for credit losses	103	34	299	168
Net Interest Income After Provision for Credit Losses	1,361	1,315	3,789	3,871
Noninterest Income
Insurance income	354	385	1,216	1,234
Service charges on deposits	167	164	466	472
Mortgage banking income	111	107	351	267
Investment banking and brokerage fees and commissions	105	95	307	275
Bankcard fees and merchant discounts	57	55	162	155
Trust and investment advisory revenues	63	56	176	165
Checkcard fees	45	42	127	122
Operating lease income	32	24	91	66
Income from bank-owned life insurance	29	28	86	80
FDIC loss share income, net	(58)	(87)	(201)	(259)
Other income	85	85	226	260
Securities gains (losses), net
Gross realized gains	39	―	41	6
Gross realized losses	(40)	(1)	(40)	(4)
OTTI charges	―	―	(2)	(23)
Non-credit portion recognized in OCI	(1)	(4)	(2)	18
Total securities gains (losses), net	(2)	(5)	(3)	(3)
Total noninterest income	988	949	3,004	2,834
Noninterest Expense
Personnel expense	882	795	2,576	2,386
Occupancy and equipment expense	183	170	516	514
Loan-related expense	38	65	113	196
Software expense	50	44	140	129
Professional services	42	34	101	101
Outside IT services	35	30	94	88
Regulatory charges	25	23	73	82
Amortization of intangibles	29	23	73	69
Foreclosed property expense	15	11	42	30
Merger-related and restructuring charges, net	77	7	115	28
Loss on early extinguishment of debt	―	122	172	122
Other expense	218	215	654	713
Total noninterest expense	1,594	1,539	4,669	4,458
Earnings
Income before income taxes	755	725	2,124	2,247
Provision for income taxes	222	172	543	644
Net income	533	553	1,581	1,603
Noncontrolling interests	4	4	36	60
Preferred stock dividends	37	37	111	111
Net income available to common shareholders	$492	$512	$1,434	$1,432
EPS
Basic	$0.64	$0.71	$1.95	$2.00
Diluted	$0.64	$0.70	$1.92	$1.97
Cash dividends declared	$0.27	$0.24	$0.78	$0.71

Weighted Average Shares Outstanding
Basic	764,435	720,117	737,141	717,373
Diluted	774,023	729,989	746,822	727,594

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net Income	$533	$553	$1,581	$1,603
OCI, net of tax:
Change in unrecognized net pension and postretirement costs	(14)	(17)	4	(14)
Change in unrealized net gains (losses) on cash flow hedges	(92)	9	(73)	18
Change in unrealized net gains (losses) on AFS securities	51	(36)	1	129
Net change in FDIC's share of unrealized gains/losses on AFS securities	9	9	28	18
Other, net	(2)	(1)	(5)	―
Total OCI	(48)	(36)	(45)	151
Total comprehensive income	$485	$517	$1,536	$1,754

Income Tax Effect of Items Included in OCI:
Change in unrecognized net pension and postretirement costs	$(8)	$(10)	$3	$(8)
Change in unrealized net gains (losses) on cash flow hedges	(55)	4	(44)	10
Change in unrealized net gains (losses) on AFS securities	24	(19)	(7)	79
Net change in FDIC's share of unrealized gains/losses on AFS securities	6	6	20	10
Other, net	1	―	1	1

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
Nine Months Ended September 30, 2015 and 2014
(Dollars in millions, shares in thousands)

	Shares of			Additional				Total
	Common	Preferred	Common	Paid-In	Retained		Noncontrolling	Shareholders’
	Stock	Stock	Stock	Capital	Earnings	AOCI	Interests	Equity
Adjusted Balance, January 1, 2014	706,620	$2,603	$3,533	$6,172	$11,015	$(593)	$50	$22,780
Add (Deduct):
Net income	―	―	―	―	1,543	―	60	1,603
Net change in AOCI	―	―	―	―	―	151	―	151
Stock transactions:
Issued in connection with equity awards	14,857	―	74	224	―	―	―	298
Shares repurchased in connection with equity awards	(2,223)	―	(11)	(72)	―	―	―	(83)
Excess tax benefits in connection with equity awards	―	―	―	51	―	―	―	51
Issued in connection with dividend reinvestment plan	391	―	2	13	―	―	―	15
Issued in connection with 401(k) plan	653	―	3	22	―	―	―	25
Cash dividends declared on common stock	―	―	―	―	(508)	―	―	(508)
Cash dividends declared on preferred stock	―	―	―	―	(111)	―	―	(111)
Equity-based compensation expense	―	―	―	84	―	―	―	84
Other, net	―	―	―	―	―	―	(34)	(34)
Balance, September 30, 2014	720,298	$2,603	$3,601	$6,494	$11,939	$(442)	$76	$24,271

Adjusted Balance, January 1, 2015	720,698	$2,603	$3,603	$6,517	$12,317	$(751)	$88	$24,377
Add (Deduct):
Net income	―	―	―	―	1,545	―	36	1,581
Net change in AOCI	―	―	―	―	―	(45)	―	(45)
Stock transactions:
Issued in business combinations	54,000	―	270	1,918	―	―	―	2,188
Issued in connection with equity awards	6,785	―	34	76	―	―	―	110
Shares repurchased in connection with equity awards	(1,333)	―	(6)	(45)	―	―	―	(51)
Excess tax benefits in connection with equity awards	―	―	―	9	―	―	―	9
Purchase of additional ownership interest in AmRisc, LP	―	―	―	(219)	―	―	(3)	(222)
Cash dividends declared on common stock	―	―	―	―	(579)	―	―	(579)
Cash dividends declared on preferred stock	―	―	―	―	(111)	―	―	(111)
Equity-based compensation expense	―	―	―	88	―	―	―	88
Other, net	―	―	―	―	―	―	(81)	(81)
Balance, September 30, 2015	780,150	$2,603	$3,901	$8,344	$13,172	$(796)	$40	$27,264

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)
	Nine Months Ended
	September 30,
	2015	2014
Cash Flows From Operating Activities:
Net income	$1,581	$1,603
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	299	168
Adjustment to income tax provision	(107)	(36)
Depreciation	265	247
Loss on early extinguishment of debt	172	122
Amortization of intangibles	73	69
Equity-based compensation expense	88	84
(Gain) loss on securities, net	3	3
Net change in operating assets and liabilities:
LHFS	5	(779)
Other assets	(594)	913
Accounts payable and other liabilities	(42)	(935)
Other, net	190	45
Net cash from operating activities	1,933	1,504

Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	6,252	1,214
Proceeds from maturities, calls and paydowns of AFS securities	4,069	2,984
Purchases of AFS securities	(10,306)	(3,050)
Proceeds from maturities, calls and paydowns of HTM securities	2,637	1,291
Purchases of HTM securities	(2,116)	(3,926)
Originations and purchases of loans and leases, net of principal collected	(2,278)	(3,571)
Net cash received (paid) for business combinations	1,307	1,025
Proceeds from sales of foreclosed property	148	178
Other, net	(352)	367
Net cash from investing activities	(639)	(3,488)

Cash Flows From Financing Activities:
Net change in deposits	1,200	2,192
Net change in short-term borrowings	(1,994)	(753)
Proceeds from issuance of long-term debt	2,266	4,005
Repayment of long-term debt	(1,458)	(3,262)
Cash dividends paid on common stock	(579)	(493)
Cash dividends paid on preferred stock	(111)	(111)
Other, net	(163)	258
Net cash from financing activities	(839)	1,836
Net Change in Cash and Cash Equivalents	455	(148)
Cash and Cash Equivalents at Beginning of Period	2,325	2,165
Cash and Cash Equivalents at End of Period	$2,780	$2,017

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$518	$569
Income taxes	578	260
Noncash investing activities:
Transfers of loans to foreclosed assets	389	384
Transfer of loans HFI to LHFS	―	550
Stock issued in business combinations	2,188	―
Purchase of additional interest in AmRisc, LP	216	―
Transfer of HTM securities to AFS	517	―

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

Changes in Accounting Principles and Effects of New Accounting Pronouncements

During September 2015, the FASB issued new guidance related to Business Combinations. The new guidance requires acquirers to recognize adjustments to provisional amounts (that are identified during the measurement period) in the reporting period in which the adjustment amounts are determined. The new guidance also requires such amounts to be disclosed in the consolidated financial statements. BB&T early adopted this guidance effective September 30, 2015. The adoption of this guidance was not material to the consolidated financial statements.

During May 2015, the FASB issued new guidance related to Insurance. The new guidance requires insurance companies to provide additional disclosures about the liability for unpaid claims and claim adjustment expenses. This guidance is effective for annual periods beginning after December 15, 2015. BB&T’s insurance operations primarily consist of agency/broker transactions; therefore, the adoption of this guidance is not expected to be material to the consolidated financial statements.

During May 2015, the FASB issued new guidance related to Fair Value Measurement. The new guidance eliminates the requirement to classify in the fair value hierarchy any investments for which fair value is measured at net asset value per share using the practical expedient. This guidance is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The adoption of this guidance is not expected to be material to the consolidated financial statements.

During April 2015, the FASB issued new guidance related to Internal-Use Software. Under the new guidance, if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

During April 2015, the FASB issued new guidance related to Debt Issuance Costs. The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The adoption of this guidance is not expected to be material to the consolidated financial statements.

During February 2015, the FASB issued new guidance related to Consolidation. The new guidance provides an additional requirement for a limited partnership or similar entity to qualify as a voting interest entity, amending the criteria for consolidating such an entity and eliminating the deferral provided under previous guidance for investment companies. In addition, the new guidance amends the criteria for evaluating fees paid to a decision maker or service provider as a variable interest and amends the criteria for evaluating the effect of fee arrangements and related parties on a VIE primary beneficiary determination. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

During May 2014, the FASB issued new guidance related to Revenue from Contracts with Customers. This guidance supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Accounting Standards Codification. The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. During August 2015, the FASB provided a one-year deferral of the effective date; therefore, the guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

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

NOTE 2. Acquisitions and Divestitures

Susquehanna Bancshares, Inc.

On August 1, 2015, BB&T acquired all of the outstanding stock of Susquehanna, a FHC organized in 1982 under the laws of the Commonwealth of Pennsylvania. Susquehanna conducted its business operations primarily through its commercial bank subsidiary, Susquehanna Bank, which was merged into Branch Bank. Susquehanna also operated other subsidiaries in the mid-Atlantic region to provide a wide range of retail and commercial banking and financial products and services. In addition to Susquehanna Bank, Susquehanna operated a trust and investment company, an asset management company, an investment advisory and brokerage firm, a property and casualty insurance brokerage company and a vehicle leasing company. Susquehanna had 245 banking offices in Pennsylvania, Maryland, New Jersey and West Virginia. BB&T acquired Susquehanna in order to increase BB&T’s market share in these areas.

The acquisition of Susquehanna constituted a business combination. Accordingly, the assets acquired and liabilities assumed are presented at their fair values in the table below. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. These fair value estimates are considered preliminary and are subject to change for up to one year after the closing date of the acquisition as additional information becomes available. Immaterial amounts of the intangible assets recognized are deductible for income tax purposes.

	Susquehanna
	UPB	Fair Value

	(Dollars in millions)
Assets acquired:
Cash, due from banks and federal funds sold		$304
Securities		2,592
Loans and leases:
Commercial and industrial	$4,158	3,929
CRE-income producing properties	2,262	2,158
CRE-construction and development	901	855
Dealer floor plan	31	30
Commercial other lending subsidiaries	852	807
Direct retail lending	2,021	1,858
Residential mortgage-nonguaranteed	1,555	1,491
Sales finance	1,654	1,580
PCI	264	202
Total loans and leases	$13,698	12,910
Goodwill		1,349
CDI		167
Other assets		926
Total assets acquired		18,248
Liabilities assumed:
Deposits:
Noninterest-bearing deposits		2,068
Interest-bearing deposits		12,063
Total deposits		14,131
Debt		1,222
Other liabilities		290
Total liabilities assumed		15,643
Consideration paid		$2,605

Cash paid		$739
Fair value of common stock issued, including replacement equity awards		1,866
10

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above.

Cash, due from banks and federal funds sold: The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets.

Securities: Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair value estimates are based on observable inputs including quoted market prices for similar instruments, quoted market prices that are not in an active market or other inputs that are observable in the market. In the absence of observable inputs, fair value is estimated based on pricing models and/or discounted cash flow methodologies.

Loans and leases: Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan, amortization status and current discount rates. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity concerns. The discount rate does not include a factor for credit losses as that has been included as a reduction to the estimated cash flows.

CDI: This intangible asset represents the value of the relationships with deposit customers. The fair value was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base, reserve requirements and the net maintenance cost attributable to customer deposits. The CDI is being amortized over 10 years based upon the estimated economic benefits received.

Deposits: The fair values used for the demand and savings deposits by definition equal the amount payable on demand at the acquisition date. The fair values for time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered to the contractual interest rates on such time deposits.

Debt: The fair values of long-term debt instruments are estimated based on quoted market prices for the instrument if available, or for similar instruments if not available, or by using discounted cash flow analyses, based on current incremental borrowing rates for similar types of instruments.

Other Bank and Branch Acquisitions

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

	The Bank of Kentucky	Citi - 41 Branches in Texas	Citi - 21 Branches in Texas

	(Dollars in millions)
Period of acquisition	Q2 2015	Q1 2015	Q2 2014
Assets acquired:
Cash, due from banks and federal funds sold	$135	$14	$6
Securities	347	―	―
Loans	1,198	61	112
Goodwill	234	90	30
CDI	17	26	20
Other assets	95	47	15
Total assets acquired	2,026	238	183
Liabilities assumed:
Deposits	1,555	1,907	1,228
Debt	73	―	―
Other liabilities	3	―	―
Total liabilities assumed	1,631	1,907	1,228
Consideration paid (received)	$395	$(1,669)	$(1,045)

Cash paid (received)	$73	$(1,669)	$(1,045)
Fair value of common stock issued	322	―	―

The acquisition of The Bank of Kentucky provided 32 additional retail branches. The UPB of loans acquired from The Bank of Kentucky was $1.3 billion, and immaterial amounts of the intangible assets recognized are deductible for income tax purposes.

BB&T has reached an agreement to acquire National Penn Bancshares, Inc., a Pennsylvania corporation, which is currently expected to occur during 2016 subject to shareholder and regulatory approvals.

Non-Bank Activity

During the second quarter of 2015, BB&T purchased additional ownership interest in AmRisc, LP from the noncontrolling owners for cash and ownership of American Coastal. Since BB&T held a controlling interest in AmRisc, LP prior to this transaction, the total consideration less the establishment of a deferred tax asset was recognized as a charge to shareholders’ equity. BB&T will continue to consolidate AmRisc, LP and recognize a noncontrolling interest for the remaining interests held by the noncontrolling owners. The transfer of the ownership of American Coastal was accounted for as a sale, and the resulting pre-tax loss is included in other income in the Consolidated Statements of Income. The following table summarizes these transactions:

Purchase of Additional Ownership of AmRisc, LP		Sale of American Coastal

(Dollars in millions)
Fair value of American Coastal	$216	Fair value of American Coastal	$216
Cash paid	146	Net assets sold	(193)
Total consideration	362	Allocated goodwill	(49)
Deferred tax asset recognized	(140)	Pre-tax loss on sale	(26)
		Income tax expense	(8)
Net charge to shareholders' equity	$222	After-tax net loss on sale	$(34)

NOTE 3. Securities

	Amortized	Gross Unrealized		Fair
September 30, 2015	Cost	Gains	Losses	Value

	(Dollars in millions)
AFS securities:
U.S. Treasury	$1,576	$12	$—	$1,588
Agency MBS	19,375	63	210	19,228
States and political subdivisions	2,038	101	54	2,085
Non-agency MBS	207	26	—	233
Other	4	—	—	4
Acquired from FDIC	802	309	—	1,111
Total AFS securities	$24,002	$511	$264	$24,249

HTM securities:
U.S. Treasury	$1,097	$41	$—	$1,138
GSE	5,395	28	36	5,387
Agency MBS	12,612	153	3	12,762
States and political subdivisions	83	—	—	83
Other	58	2	—	60
Total HTM securities	$19,245	$224	$39	$19,430

	Amortized	Gross Unrealized		Fair
December 31, 2014	Cost	Gains	Losses	Value

	(Dollars in millions)
AFS securities:
U.S. Treasury	$1,230	$1	$—	$1,231
Agency MBS	16,358	93	297	16,154
States and political subdivisions	1,913	120	59	1,974
Non-agency MBS	232	32	—	264
Other	41	—	—	41
Acquired from FDIC	886	357	—	1,243
Total AFS securities	$20,660	$603	$356	$20,907

HTM securities:
U.S. Treasury	$1,096	$23	$—	$1,119
GSE	5,394	17	108	5,303
Agency MBS	13,120	137	12	13,245
States and political subdivisions	22	2	—	24
Other	608	14	—	622
Total HTM securities	$20,240	$193	$120	$20,313

BB&T transferred $517 million of HTM securities to AFS during the third quarter of 2015. These securities, which were sold by the end of the third quarter, represented investments in student loans for which there was a significant increase in risk weighting as a result of the implementation of Basel III.

The fair value of securities acquired from the FDIC included non-agency MBS of $812 million and $931 million as of September 30, 2015 and December 31, 2014, respectively, and states and political subdivisions securities of $299 million and $312 million as of September 30, 2015 and December 31, 2014, respectively. Effective October 1, 2014, securities subject to the commercial loss sharing agreement with the FDIC related to the Colonial acquisition were no longer covered by loss sharing; however, any gains on the sale of these securities through September 30, 2017 would be shared with the FDIC. Since these securities are in a significant unrealized gain position, they continue to be effectively covered as any declines in the unrealized gains of the securities down to a contractually specified amount would reduce the liability to the FDIC at the applicable percentage. The contractually-specified amount is the acquisition date fair value less any paydowns, redemptions or maturities and OTTI and totaled approximately $525 million at September 30, 2015. Any further declines below the contractually-specified amount would not be covered.

Certain investments in marketable debt securities and MBS issued by FNMA and FHLMC exceeded 10% of shareholders’ equity at September 30, 2015. The FNMA investments had total amortized cost and fair value of $12.4 billion and $12.3 billion, respectively. The FHLMC investments had total amortized cost and fair value of $5.9 billion.

The following table reflects changes in credit losses on securities with OTTI (excluding securities acquired from the FDIC) where a portion of the unrealized loss was recognized in OCI:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

	(Dollars in millions)
Balance at beginning of period	$59	$72	$64	$78
Credit losses on securities without previously recognized OTTI	―	―	―	1
Credit losses on securities with previously recognized OTTI	1	4	4	4
Reductions for securities sold/settled during the period	(13)	(5)	(19)	(11)
Credit recoveries through yield	(1)	(1)	(3)	(2)
Balance at end of period	$46	$70	$46	$70

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected life of MBS may differ from contractual maturities because borrowers have the right to prepay the underlying mortgage loans with or without prepayment penalties.

	AFS		HTM
	Amortized	Fair	Amortized	Fair
September 30, 2015	Cost	Value	Cost	Value

	(Dollars in millions)
Due in one year or less	$193	$194	$1	$1
Due after one year through five years	1,619	1,639	750	749
Due after five years through ten years	703	724	5,759	5,793
Due after ten years	21,487	21,692	12,735	12,887
Total debt securities	$24,002	$24,249	$19,245	$19,430

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2015	Value	Losses	Value	Losses	Value	Losses

	(Dollars in millions)
AFS securities:
Agency MBS	$5,800	$40	$5,814	$170	$11,614	$210
States and political subdivisions	101	2	309	52	410	54
Total	$5,901	$42	$6,123	$222	$12,024	$264

HTM securities:
GSE	$1,577	$10	$1,898	$26	$3,475	$36
Agency MBS	982	3	192	—	1,174	3
Total	$2,559	$13	$2,090	$26	$4,649	$39

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2014	Value	Losses	Value	Losses	Value	Losses

	(Dollars in millions)
AFS securities:
Agency MBS	$2,285	$19	$6,878	$278	$9,163	$297
States and political subdivisions	13	―	449	59	462	59
Total	$2,298	$19	$7,327	$337	$9,625	$356

HTM securities:
GSE	$896	$5	$3,968	$103	$4,864	$108
Agency MBS	1,329	5	800	7	2,129	12
Total	$2,225	$10	$4,768	$110	$6,993	$120

The unrealized losses on GSE securities and agency MBS were the result of increases in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans.

At September 30, 2015, $51 million of the unrealized loss on states and political subdivisions securities was the result of fair value hedge basis adjustments that are a component of amortized cost. These securities in an unrealized loss position are evaluated for credit impairment through a qualitative analysis of issuer performance and the primary source of repayment. At September 30, 2015, none of these securities had credit impairment.

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

Effective October 1, 2014, loans subject to the commercial loss sharing agreement with the FDIC related to the Colonial acquisition were no longer covered by loss sharing. At September 30, 2015, these loans had a carrying value of $320 million, a UPB of $524 million and an allowance of $43 million and are included in PCI. Loans with a carrying value of $562 million at September 30, 2015 continue to be covered by loss sharing and are included in PCI.

	Accruing
			90 Days Or
		30-89 Days	More Past
September 30, 2015	Current	Past Due	Due	Nonaccrual	Total

	(Dollars in millions)
Commercial:
Commercial and industrial	$47,858	$26	$ ―	$211	$48,095
CRE-income producing properties	13,262	6	―	45	13,313
CRE-construction and development	3,781	2	―	24	3,807
Dealer floor plan	1,086	―	―	7	1,093
Other lending subsidiaries	6,455	19	―	7	6,481
Retail:
Direct retail lending	10,529	46	12	39	10,626
Revolving credit	2,400	20	9	―	2,429
Residential mortgage-nonguaranteed	29,620	368	61	196	30,245
Residential mortgage-government guaranteed	268	76	481	―	825
Sales finance	10,699	63	4	6	10,772
Other lending subsidiaries	6,449	255	―	50	6,754
PCI	787	28	260	―	1,075
Total	$133,194	$909	$827	$585	$135,515

	Accruing
			90 Days Or
		30-89 Days	More Past
December 31, 2014	Current	Past Due	Due	Nonaccrual	Total

	(Dollars in millions)
Commercial:
Commercial and industrial	$41,192	$23	$ ―	$239	$41,454
CRE-income producing properties	10,644	4	―	74	10,722
CRE-construction and development	2,708	1	―	26	2,735
Dealer floor plan	1,087	―	―	―	1,087
Other lending subsidiaries	5,337	15	―	4	5,356
Retail:
Direct retail lending	8,045	41	12	48	8,146
Revolving credit	2,428	23	9	―	2,460
Residential mortgage-nonguaranteed	29,468	392	83	164	30,107
Residential mortgage-government guaranteed	251	82	648	2	983
Sales finance	9,441	62	5	5	9,513
Other lending subsidiaries	5,830	222	―	54	6,106
PCI	994	33	188	―	1,215
Total	$117,425	$898	$945	$616	$119,884

The following tables present the carrying amount of loans by risk rating. PCI loans are excluded because their related ALLL is determined by loan pool performance.

		CRE -	CRE -
	Commercial	Income Producing	Construction and	Dealer	Other Lending
September 30, 2015	& Industrial	Properties	Development	Floor Plan	Subsidiaries

	(Dollars in millions)
Commercial:
Pass	$46,274	$12,757	$3,655	$1,085	$6,444
Special mention	432	183	50	―	20
Substandard-performing	1,178	328	78	1	11
Nonperforming	211	45	24	7	6
Total	$48,095	$13,313	$3,807	$1,093	$6,481

	Direct Retail	Revolving	Residential	Sales	Other Lending
	Lending	Credit	Mortgage	Finance	Subsidiaries

	(Dollars in millions)
Retail:
Performing	$10,587	$2,429	$30,874	$10,766	$6,703
Nonperforming	39	―	196	6	51
Total	$10,626	$2,429	$31,070	$10,772	$6,754

		CRE -	CRE -
	Commercial	Income Producing	Construction and	Dealer	Other Lending
December 31, 2014	& Industrial	Properties	Development	Floor Plan	Subsidiaries

	(Dollars in millions)
Commercial:
Pass	$40,055	$10,253	$2,615	$1,033	$5,317
Special mention	163	67	7	50	10
Substandard-performing	997	328	87	4	25
Nonperforming	239	74	26	―	4
Total	$41,454	$10,722	$2,735	$1,087	$5,356

	Direct Retail	Revolving	Residential	Sales	Other Lending
	Lending	Credit	Mortgage	Finance	Subsidiaries

	(Dollars in millions)
Retail:
Performing	$8,098	$2,460	$30,924	$9,508	$6,052
Nonperforming	48	―	166	5	54
Total	$8,146	$2,460	$31,090	$9,513	$6,106

	ACL Rollforward
	Beginning	Charge-		Provision			Ending
Three Months Ended September 30, 2015	Balance	Offs	Recoveries	(Benefit)	Other		Balance

	(Dollars in millions)
Commercial:
Commercial and industrial	$457	$(16)	$8	$13	$	―	$462
CRE-income producing properties	141	(4)	3	(5)		―	135
CRE-construction and development	38	(1)	3	(7)		―	33
Dealer floor plan	10	―	―	(1)		―	9
Other lending subsidiaries	21	(2)	1	1		―	21
Retail:
Direct retail lending	113	(15)	8	10		―	116
Revolving credit	102	(17)	5	11		―	101
Residential mortgage-nonguaranteed	197	(7)	1	4		―	195
Residential mortgage-government guaranteed	28	(3)	―	2		―	27
Sales finance	44	(5)	2	1		―	42
Other lending subsidiaries	249	(75)	7	76		―	257
PCI	57	―	―	3		―	60
ALLL	1,457	(145)	38	108		―	1,458
RUFC	78	―	―	(5)		20	93
ACL	$1,535	$(145)	$38	$103		$20	$1,551

	ACL Rollforward
	Beginning	Charge-		Provision	Ending
Three Months Ended September 30, 2014	Balance	Offs	Recoveries	(Benefit)	Balance

	(Dollars in millions)
Commercial:
Commercial and industrial	$423	$(31)	$10	$(5)	$397
CRE-income producing properties	127	(8)	2	53	174
CRE-construction and development	59	(2)	2	(9)	50
Dealer floor plan	6	―	―	1	7
Other lending subsidiaries	17	(4)	1	8	22
Retail:
Direct retail lending	124	(17)	7	6	120
Revolving credit	112	(17)	4	9	108
Residential mortgage-nonguaranteed	324	(31)	1	(41)	253
Residential mortgage-government guaranteed	51	(1)	―	(9)	41
Sales finance	38	(5)	2	5	40
Other lending subsidiaries	218	(62)	7	50	213
PCI	91	―	―	(12)	79
ALLL	1,590	(178)	36	56	1,504
RUFC	85	―	―	(22)	63
ACL	$1,675	$(178)	$36	$34	$1,567

	ACL Rollforward
Nine Months Ended September 30, 2015	Beginning Balance	Charge-Offs	Recoveries	Provision (Benefit)	Other		Ending Balance

	(Dollars in millions)
Commercial:
Commercial and industrial	$421	$(62)	$29	$74	$	―	$462
CRE - income producing properties	162	(17)	6	(16)		―	135
CRE - construction and development	48	(3)	9	(21)		―	33
Dealer floor plan	10	―	―	(1)		―	9
Other lending subsidiaries	21	(7)	3	4		―	21
Retail:
Direct retail lending	110	(40)	23	23		―	116
Revolving credit	110	(54)	15	30		―	101
Residential mortgage-nonguaranteed	217	(26)	2	2		―	195
Residential mortgage-government guaranteed	36	(4)	―	(5)		―	27
Sales finance	40	(16)	7	11		―	42
Other lending subsidiaries	235	(194)	24	192		―	257
PCI	64	(1)	―	(3)		―	60
ALLL	1,474	(424)	118	290		―	1,458
RUFC	60	―	―	9		24	93
ACL	$1,534	$(424)	$118	$299		$24	$1,551

	ACL Rollforward
Nine Months Ended September 30, 2014	Beginning Balance	Charge-Offs	Recoveries	Provision (Benefit)	Other		Ending Balance

	(Dollars in millions)
Commercial:
Commercial and industrial	$454	$(104)	$29	$18	$	―	$397
CRE - income producing properties	149	(27)	7	45		―	174
CRE - construction and development	76	(9)	15	(32)		―	50
Dealer floor plan	8	―	―	(1)		―	7
Other lending subsidiaries	15	(8)	2	13		―	22
Retail:
Direct retail lending	209	(55)	22	29		(85)	120
Revolving credit	115	(53)	14	32		―	108
Residential mortgage-nonguaranteed	269	(72)	2	(31)		85	253
Residential mortgage-government guaranteed	62	(2)	―	(19)		―	41
Sales finance	37	(16)	7	12		―	40
Other lending subsidiaries	224	(190)	23	156		―	213
PCI	114	(7)	―	(28)		―	79
ALLL	1,732	(543)	121	194		―	1,504
RUFC	89	―	―	(26)		―	63
ACL	$1,821	$(543)	$121	$168	$	―	$1,567

The following table provides a summary of loans that are collectively evaluated for impairment.

	September 30, 2015		December 31, 2014
	Recorded Investment	Related ALLL	Recorded Investment	Related ALLL

	(Dollars in millions)
Commercial:
Commercial and industrial	$47,792	$430	$41,120	$379
CRE-income producing properties	13,218	127	10,583	147
CRE-construction and development	3,766	28	2,670	39
Dealer floor plan	1,086	9	1,091	10
Other lending subsidiaries	6,475	20	5,351	20
Retail:
Direct retail lending	10,538	95	8,048	86
Revolving credit	2,394	87	2,419	94
Residential mortgage-nonguaranteed	29,794	153	29,660	181
Residential mortgage-government guaranteed	504	2	622	4
Sales finance	10,753	38	9,488	36
Other lending subsidiaries	6,569	224	5,930	204
PCI	1,075	60	1,215	64
Total	$133,964	$1,273	$118,197	$1,264

The following tables set forth certain information regarding impaired loans, excluding PCI and LHFS, that were individually evaluated for reserves.

				Average	Interest
	Recorded		Related	Recorded	Income
As Of / For The Nine Months Ended September 30, 2015	Investment	UPB	ALLL	Investment	Recognized

	(Dollars in millions)
With no related ALLL recorded:
Commercial:
Commercial and industrial	$87	$113	$ ―	$86	$ ―
CRE-income producing properties	13	20	―	19	―
CRE-construction and development	13	15	―	10	―
Dealer floor plan	7	7	―	1	―
Other lending subsidiaries	2	3	―	―	―
Retail:
Direct retail lending	12	43	―	13	―
Residential mortgage-nonguaranteed	85	157	―	101	3
Residential mortgage-government guaranteed	2	3	―	3	―
Sales finance	1	2	―	1	―
Other lending subsidiaries	4	8	―	3	―
With an ALLL recorded:
Commercial:
Commercial and industrial	216	224	32	230	3
CRE-income producing properties	82	84	8	102	2
CRE-construction and development	28	28	5	39	1
Dealer floor plan	―	―	―	2	―
Other lending subsidiaries	4	5	1	7	―
Retail:
Direct retail lending	76	77	21	80	3
Revolving credit	35	34	14	37	1
Residential mortgage-nonguaranteed	366	375	42	351	12
Residential mortgage-government guaranteed	319	319	25	328	10
Sales finance	18	18	4	19	1
Other lending subsidiaries	181	183	33	177	21
Total	$1,551	$1,718	$185	$1,609	$57

				Average	Interest
	Recorded		Related	Recorded	Income
As Of / For The Year Ended December 31, 2014	Investment	UPB	ALLL	Investment	Recognized

	(Dollars in millions)
With no related ALLL recorded:
Commercial:
Commercial and industrial	$87	$136	$ ―	$138	$2
CRE-income producing properties	18	25	―	36	―
CRE-construction and development	14	21	―	20	―
Dealer floor plan	―	―	―	―	―
Other lending subsidiaries	―	1	―	―	―
Retail:
Direct retail lending	13	49	―	14	1
Residential mortgage-nonguaranteed	87	141	―	147	5
Residential mortgage-government guaranteed	3	4	―	7	―
Sales finance	1	2	―	1	―
Other lending subsidiaries	3	7	―	3	―
With an ALLL recorded:
Commercial:
Commercial and industrial	247	254	42	279	5
CRE-income producing properties	121	123	15	133	4
CRE-construction and development	51	52	9	65	2
Dealer floor plan	―	―	―	―	―
Other lending subsidiaries	5	5	1	4	―
Retail:
Direct retail lending	85	87	24	95	5
Revolving credit	41	41	16	45	2
Residential mortgage-nonguaranteed	360	370	36	700	31
Residential mortgage-government guaranteed	358	358	32	402	17
Sales finance	20	21	4	20	1
Other lending subsidiaries	173	175	31	148	22
Total	$1,687	$1,872	$210	$2,257	$97

The following table provides a summary of TDRs, all of which are considered impaired.

	September 30,	December 31,
	2015	2014

	(Dollars in millions)
Performing TDRs:
Commercial:
Commercial and industrial	$54	$64
CRE-income producing properties	12	27
CRE-construction and development	14	30
Direct retail lending	75	84
Sales finance	18	19
Revolving credit	34	41
Residential mortgage-nonguaranteed	275	261
Residential mortgage-government guaranteed	321	360
Other lending subsidiaries	173	164
Total performing TDRs	976	1,050
Nonperforming TDRs (also included in NPL disclosures)	154	126
Total TDRs	$1,130	$1,176

ALLL attributable to TDRs	$150	$159
21

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

	Three Months Ended September 30,
	2015			2014
	Types of			Types of
	Modifications		Impact To	Modifications		Impact To
	Rate	Structure	Allowance	Rate	Structure	Allowance

	(Dollars in millions)
Commercial:
Commercial and industrial	$19	$11	$ ―	$20	$11	$1
CRE-income producing properties	―	1	―	5	4	―
CRE-construction and development	5	9	―	8	5	―

Retail:
Direct retail lending	6	3	1	8	1	1
Revolving credit	4	―	1	6	―	1
Residential mortgage-nonguaranteed	21	7	2	31	10	3
Residential mortgage-government guaranteed	42	―	2	83	―	3
Sales finance	―	3	1	―	5	1
Other lending subsidiaries	32	―	5	34	―	4

	Nine Months Ended September 30,
	2015			2014
	Types of			Types of
	Modifications		Impact To	Modifications		Impact To
	Rate	Structure	Allowance	Rate	Structure	Allowance

	(Dollars in millions)
Commercial:
Commercial and industrial	$68	$35	$2	$88	$40	$3
CRE-income producing properties	4	14	―	18	15	―
CRE-construction and development	5	21	―	19	18	―
Retail:
Direct retail lending	12	3	3	27	4	5
Revolving credit	12	―	3	19	―	4
Residential mortgage-nonguaranteed	65	29	7	82	27	16
Residential mortgage-government guaranteed	151	―	6	227	―	10
Sales finance	―	8	1	1	11	2
Other lending subsidiaries	92	―	13	92	―	12

Charge-offs and forgiveness of principal and interest for TDRs were immaterial for all periods presented.

The pre-default balance for modifications that experienced a payment default that had been classified as TDRs during the previous 12 months was $28 million and $22 million for the three months ended September 30, 2015 and 2014, respectively, and $63 million and $60 million for the nine months ended September 30, 2015 and 2014, respectively. Payment default is defined as movement of the TDR to nonaccrual status, foreclosure or charge-off, whichever occurs first.

Changes in the carrying value and accretable yield of PCI loans are presented in the following table:

	Nine Months Ended September 30, 2015				Year Ended December 31, 2014
	Purchased Impaired		Purchased Nonimpaired		Purchased Impaired		Purchased Nonimpaired
	Accretable	Carrying	Accretable	Carrying	Accretable	Carrying	Accretable	Carrying
	Yield	Value	Yield	Value	Yield	Value	Yield	Value

	(Dollars in millions)
Balance at beginning of period	$134	$579	$244	$636	$187	$863	$351	$1,172
Additions	34	202	―	―	―	―	―	―
Accretion	(53)	53	(69)	69	(107)	107	(169)	169
Payments received, net	―	(211)	―	(253)	―	(391)	―	(705)
Other, net	24	―	15	―	54	―	62	―
Balance at end of period	$139	$623	$190	$452	$134	$579	$244	$636

Outstanding UPB at end of period		$915		$629		$864		$860

The following table presents additional information about BB&T’s loans and leases:

	September 30,	December 31,
	2015	2014

	(Dollars in millions)
Unearned income, discounts and net deferred loan fees and costs, excluding PCI	$639	$147
Residential mortgage loans in process of foreclosure	277	379

The increase in unearned income, discounts and net deferred loan fees and costs is due to the acquisition of Susquehanna.

NOTE 5. Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill attributable to BB&T’s operating segments are reflected in the table below. During the second quarter of 2015, BB&T sold American Coastal, which resulted in the allocation and write-off of goodwill from the Insurance Services segment.

Goodwill acquired in connection with the acquisition of Susquehanna is included in the Other, Treasury and Corporate segment until the completion of the systems conversion, which is currently expected to occur during the fourth quarter of 2015.

		Residential	Dealer				Other
	Community	Mortgage	Financial	Specialized	Insurance	Financial	Treasury &
	Banking	Banking	Services	Lending	Services	Services	Corporate	Total

	(Dollars in millions)
Goodwill balance, January 1, 2015	$4,634	$326	$111	$88	$1,518	$192	$ ―	$6,869
Acquisitions	324	―	―	―	3	―	1,349	1,676
Allocated to sale of American Coastal	―	―	―	―	(49)	―	―	(49)
Other adjustments	5	―	―	―	(3)	―	―	2
Goodwill balance, September 30, 2015	$4,963	$326	$111	$88	$1,469	$192	$1,349	$8,498

The following table presents information for identifiable intangible assets subject to amortization:

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(Dollars in millions)
CDI	$903	$(616)	$287	$693	$(585)	$108
Other, primarily customer relationship
intangibles	1,146	(733)	413	1,088	(691)	397
Total	$2,049	$(1,349)	$700	$1,781	$(1,276)	$505

NOTE 6. Loan Servicing

Residential Mortgage Banking Activities

The following tables summarize residential mortgage banking activities. Mortgage and home equity loans managed by BB&T exclude loans serviced for others with no other continuing involvement.

	September 30,	December 31,
	2015	2014
	(Dollars in millions)
Mortgage and home equity loans managed	$33,656	$33,742
Less:
Mortgage LHFS	1,365	1,317
PCI mortgage loans	633	668
Mortgage loans sold with recourse	588	667
Mortgage loans HFI	$31,070	$31,090

UPB of mortgage loan servicing portfolio	$116,964	$115,476
UPB of home equity loan servicing portfolio	5,675	6,781
UPB of residential mortgage and home equity loan servicing portfolio	$122,639	$122,257
UPB of residential mortgage loans serviced for others (primarily agency
conforming fixed rate)	$90,446	$90,230
Maximum recourse exposure from mortgage loans sold with recourse liability	325	344
Indemnification, recourse and repurchase reserves	87	94
FHA-insured mortgage loan reserve	85	85

The potential exposure related to losses incurred by the FHA on defaulted loans ranges from $25 million to $105 million.

	As Of / For The
	Nine Months Ended September 30,
	2015	2014

	(Dollars in millions)
UPB of residential mortgage loans sold from LHFS	$11,683	$9,693
Pre-tax gains recognized on mortgage loans sold and held for sale	121	72
Servicing fees recognized from mortgage loans serviced for others	204	206
Approximate weighted average servicing fee on the outstanding balance of
residential mortgage loans serviced for others	0.29%	0.29%
Weighted average interest rate on mortgage loans serviced for others	4.13	4.22

	Nine Months Ended September 30,
	2015	2014

	(Dollars in millions)
Residential MSRs, carrying value, January 1,	$844	$1,047
Additions	125	105
Change in fair value due to changes in valuation inputs or assumptions:
Prepayment speeds	76	(125)
OAS	(67)	8
Servicing costs	(25)	―
Realization of expected net servicing cash flows, passage of time and other	(105)	(92)
Residential MSRs, carrying value, September 30,	$848	$943

Gains (losses) on derivative financial instruments used to mitigate the
income statement effect of changes in fair value	$56	$128

The sensitivity of the fair value of the residential MSRs to changes in key assumptions is included in the accompanying table:

	September 30, 2015				December 31, 2014
	Range		Weighted		Range		Weighted
	Min	Max	Average		Min	Max	Average

	(Dollars in millions)
Prepayment speed	6.5%	9.6%	8.8%		10.8%	12.8%	12.0%
Effect on fair value of a 10% increase			$(29)				$(30)
Effect on fair value of a 20% increase			(55)				(58)

OAS	10.4%	12.3%	10.9%		9.1%	9.9%	9.3%
Effect on fair value of a 10% increase			$(33)				$(26)
Effect on fair value of a 20% increase			(63)				(50)

Composition of loans serviced for others:
Fixed-rate residential mortgage loans			99.3%				99.4%
Adjustable-rate residential mortgage loans			0.7				0.6
Total			100.0%				100.0%

Weighted average life			6.8	yrs			5.7	yrs

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

Commercial Mortgage Banking Activities

CRE mortgage loans serviced for others are not included in loans and leases on the accompanying Consolidated Balance Sheets. The following table summarizes commercial mortgage banking activities for the periods presented:

	September 30,	December 31,
	2015	2014

	(Dollars in millions)
UPB of CRE mortgages serviced for others	$27,909	$27,599
CRE mortgages serviced for others covered by recourse provisions	4,276	4,264
Maximum recourse exposure from CRE mortgages sold with recourse liability	1,282	1,278
Recorded reserves related to recourse exposure	8	7
Originated CRE mortgages during the year	4,825	5,265

NOTE 7. Deposits

A summary of deposits is presented in the accompanying table:

	September 30,	December 31,
	2015	2014

	(Dollars in millions)
Noninterest-bearing deposits	$44,700	$38,786
Interest checking	23,574	20,262
Money market and savings	61,689	50,604
Time deposits	17,864	19,388
Total deposits	$147,827	$129,040

Time deposits $100,000 and greater	$7,053	$9,782
Time deposits $250,000 and greater	2,310	5,753
25

NOTE 8. Long-Term Debt

	September 30,	December 31,
	2015	2014

	(Dollars in millions)
BB&T Corporation:
3.95% senior notes due 2016	$500	$500
3.20% senior notes due 2016	1,000	1,000
2.15% senior notes due 2017	749	749
1.60% senior notes due 2017	749	749
1.45% senior notes due 2018	500	500
Floating rate senior notes due 2018 (LIBOR-based, 1.20% at September 30, 2015)	400	400
2.05% senior notes due 2018	600	599
6.85% senior notes due 2019	540	539
2.25% senior notes due 2019	648	648
Floating rate senior notes due 2019 (LIBOR-based, 0.96% at September 30, 2015)	450	450
2.45% senior notes due 2020	1,298	1,298
2.63% senior notes due 2020	999	―
Floating rate senior notes due 2020 (LIBOR-based, 1.00% at September 30, 2015)	200	200
5.38% senior notes due 2022	166	―
5.20% subordinated notes due 2015	934	933
4.90% subordinated notes due 2017	355	353
5.25% subordinated notes due 2019	586	586
3.95% subordinated notes due 2022	299	298

Branch Bank:
1.45% senior notes due 2016	750	750
Floating rate senior notes due 2016 (LIBOR-based, 0.75% at September 30, 2015)	375	500
1.05% senior notes due 2016	500	500
1.00% senior notes due 2017	599	599
1.35% senior notes due 2017	750	750
2.30% senior notes due 2018	750	750
2.85% senior notes due 2021	700	699
5.63% subordinated notes due 2016	386	386
Floating rate subordinated notes due 2016 (LIBOR-based, 0.66% at September 30, 2015)	350	350
Floating rate subordinated note due 2017 (LIBOR-based, 0.63% at September 30, 2015)	262	262
3.63% subordinated notes due 2025	1,249	―
3.80% subordinated notes due 2026	848	848

FHLB advances to Branch Bank:
Varying maturities to 2034	5,579	6,496

Other long-term debt	189	119

Fair value hedge-related basis adjustments	623	501
Total long-term debt	$24,883	$23,312

The following table reflects the carrying amounts and effective interest rates for long-term debt:

	September 30, 2015		December 31, 2014
	Carrying	Effective	Carrying	Effective
	Amount	Rate	Amount	Rate

	(Dollars in millions)
BB&T Corporation fixed rate senior notes	$7,883	2.16%	$6,669	2.39%
BB&T Corporation floating rate senior notes	1,050	1.10	1,050	1.07
BB&T Corporation fixed rate subordinated notes	2,343	1.97	2,362	2.30
Branch Bank fixed rate senior notes	4,100	1.35	4,060	1.72
Branch Bank floating rate senior notes	375	0.80	500	0.72
Branch Bank fixed rate subordinated notes	2,589	3.02	1,299	2.86
Branch Bank floating rate subordinated notes	612	3.53	612	3.27
FHLB advances (weighted average maturity of 5.0 years at September 30, 2015)	5,742	3.87	6,641	4.03
Other long-term debt	189		119
Total long-term debt	$24,883		$23,312

The effective rates above reflect the impact of cash flow and fair value hedges, as applicable. Subordinated notes with a remaining maturity of one year or greater qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.

During the second quarter of 2015, BB&T terminated FHLB advances totaling $931 million, which resulted in a pre-tax loss on early extinguishment of $172 million. During the third quarter of 2014, BB&T terminated FHLB advances totaling $1.1 billion, resulting in a pre-tax loss on early extinguishment of $122 million.

NOTE 9. Shareholders’ Equity

The activity relating to options and RSUs during the period is presented in the following tables:

		Wtd. Avg.
		Exercise
	Options	Price

	(Shares in thousands)
Outstanding at January 1, 2015	28,374	$35.09
Granted	434	38.22
Replacement awards granted in connection with business combination	823	41.68
Exercised	(3,281)	32.47
Forfeited or expired	(5,647)	38.67
Outstanding at September 30, 2015	20,703	34.86

Exercisable at September 30, 2015	18,985	35.03

Exercisable and expected to vest at September 30, 2015	20,589	34.87

		Wtd. Avg.
	Restricted	Grant Date
	Shares/Units	Fair Value

	(Shares in thousands)
Nonvested at January 1, 2015	12,075	$27.38
Granted	3,704	33.28
Vested	(3,479)	24.92
Forfeited	(274)	31.28
Nonvested at September 30, 2015	12,026	29.82
Expected to vest at September 30, 2015	11,041	29.82
27

NOTE 10. AOCI

Three Months Ended September 30, 2015	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total

	(Dollars in millions)
AOCI balance, July 1, 2015	$(608)	$(35)	$102	$(188)	$(19)	$(748)
OCI before reclassifications, net of tax	(23)	(105)	36	5	(3)	(90)
Amounts reclassified from AOCI:
Personnel expense	14	―	―	―	―	14
Interest income	―	―	22	―	2	24
Interest expense	―	21	―	―	―	21
FDIC loss share income, net	―	―	―	7	―	7
Securities (gains) losses, net	―	―	2	―	―	2
Total before income taxes	14	21	24	7	2	68
Less: Income taxes	5	8	9	3	1	26
Net of income taxes	9	13	15	4	1	42
Net change in AOCI	(14)	(92)	51	9	(2)	(48)
AOCI balance, September 30, 2015	$(622)	$(127)	$153	$(179)	$(21)	$(796)

Three Months Ended September 30, 2014	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total

	(Dollars in millions)
AOCI balance, July 1, 2014	$(300)	$11	$123	$(226)	$(14)	$(406)
OCI before reclassifications, net of tax	(18)	(4)	(42)	3	(1)	(62)
Amounts reclassified from AOCI:
Personnel expense	2	―	―	―	―	2
Interest income	―	―	5	―	1	6
Interest expense	―	21	―	―	―	21
FDIC loss share income, net	―	―	―	10	―	10
Securities (gains) losses, net	―	―	5	―	―	5
Total before income taxes	2	21	10	10	1	44
Less: Income taxes	1	8	4	4	1	18
Net of income taxes	1	13	6	6	―	26
Net change in AOCI	(17)	9	(36)	9	(1)	(36)
AOCI balance, September 30, 2014	$(317)	$20	$87	$(217)	$(15)	$(442)

Nine Months Ended September 30, 2015	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total

	(Dollars in millions)
AOCI balance, January 1, 2015	$(626)	$(54)	$152	$(207)	$(16)	$(751)
OCI before reclassifications, net of tax	(20)	(112)	(18)	12	(7)	(145)
Amounts reclassified from AOCI:
Personnel expense	38	―	―	―	―	38
Interest income	―	―	28	―	3	31
Interest expense	―	63	―	―	―	63
FDIC loss share income, net	―	―	―	26	―	26
Securities (gains) losses, net	―	―	3	―	―	3
Total before income taxes	38	63	31	26	3	161
Less: Income taxes	14	24	12	10	1	61
Net of income taxes	24	39	19	16	2	100
Net change in AOCI	4	(73)	1	28	(5)	(45)
AOCI balance, September 30, 2015	$(622)	$(127)	$153	$(179)	$(21)	$(796)

Nine Months Ended September 30, 2014	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total

	(Dollars in millions)
AOCI balance, January 1, 2014	$(303)	$2	$(42)	$(235)	$(15)	$(593)
OCI before reclassifications, net of tax	(16)	(20)	132	(3)	2	95
Amounts reclassified from AOCI:
Personnel expense	3	―	―	―	―	3
Interest income	―	―	(8)	―	(3)	(11)
Interest expense	―	61	―	―	―	61
FDIC loss share income, net	―	―	―	34	―	34
Securities (gains) losses, net	―	―	3	―	―	3
Total before income taxes	3	61	(5)	34	(3)	90
Less: Income taxes	1	23	(2)	13	(1)	34
Net of income taxes	2	38	(3)	21	(2)	56
Net change in AOCI	(14)	18	129	18	―	151
AOCI balance, September 30, 2014	$(317)	$20	$87	$(217)	$(15)	$(442)

NOTE 11. Income Taxes

The effective tax rates for the three months ended September 30, 2015 and 2014 were 29.4% and 23.7%, respectively. The effective tax rates for the nine months ended September 30, 2015 and 2014 were 25.6% and 28.7%, respectively. The effective tax rate for the three months ended September 30, 2015 was higher than the corresponding period of 2014 primarily due to the result of the IRS’s examination of tax years 2008-2010 which resulted in a $50 million tax benefit in the third quarter of 2014. The effective tax rate for the nine months ended September 30, 2015 was lower than the corresponding period of 2014 primarily due to adjustments for uncertain tax positions as described below.

In February 2010, BB&T received an IRS statutory notice of deficiency for tax years 2002-2007 asserting a liability for taxes, penalties and interest of approximately $892 million related to the disallowance of foreign tax credits and other deductions claimed by a subsidiary in connection with a financing transaction. BB&T paid the disputed tax, penalties and interest in March 2010 and filed a lawsuit seeking a refund in the U.S. Court of Federal Claims. On September 20, 2013, the court denied the refund claim. BB&T appealed the decision to the U.S. Court of Appeals for the Federal Circuit. On May 14, 2015, the appeals court overturned a portion of the earlier ruling, resulting in the recognition of income tax benefits of $107 million during the second quarter. The remainder of the decision was affirmed. On September 29, 2015, BB&T filed a petition requesting the case be heard by the U.S. Supreme Court.

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

NOTE 12. Benefit Plans

	Qualified Plan		Nonqualified Plans
Three Months Ended September 30,	2015	2014	2015	2014

	(Dollars in millions)
Service cost	$40	$31	$3	$2
Interest cost	36	31	4	5
Estimated return on plan assets	(82)	(74)	―	―
Amortization and other	14	2	4	3
Net periodic benefit cost	$8	$(10)	$11	$10

	Qualified Plan		Nonqualified Plans
Nine Months Ended September 30,	2015	2014	2015	2014

	(Dollars in millions)
Service cost	$125	$96	$9	$8
Interest cost	104	93	12	12
Estimated return on plan assets	(244)	(222)	―	―
Amortization and other	38	3	11	9
Net periodic benefit cost	$23	$(30)	$32	$29

BB&T makes contributions to the qualified pension plan in amounts between the minimum required for funding and the maximum amount deductible for federal income tax purposes. Discretionary contributions totaling $126 million were made during 2015. There are no required contributions for the remainder of 2015, though BB&T may elect to make additional contributions.

NOTE 13. Commitments and Contingencies

	As Of / For the Year-To-Date Period Ended
	September 30, 2015	December 31, 2014

	(Dollars in millions)
Letters of credit	$3,294	$3,462
Carrying amount of the liability for letters of credit	23	22

Investments in affordable housing and historic building rehabilitation projects:
Carrying amount	1,524	1,416
Amount of future funding commitments included in carrying amount	566	459
Lending exposure	177	169
Tax credits subject to recapture	337	300
Amortization recognized in the provision for income taxes	138	161
Tax credits and other tax benefits recognized in the provision for income taxes	192	222

Investments in private equity and similar investments	301	329
Future funding commitments to consolidated private equity funds	240	202

Effective January 1, 2015, BB&T adopted new guidance related to investments in qualified affordable housing projects and elected the proportional amortization method to account for these investments. The following table summarizes the impact to certain previously reported amounts.

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014

	(Dollars in millions)
Increase in other income	$30	$106
Increase in provision for income taxes	(38)	(120)
Decrease in net income and net income available to common shareholders	$(8)	$(14)

Decrease in diluted EPS	$(0.01)	$(0.02)

	January 1,
	2015	2014

	(Dollars in millions)
Decrease to retained earnings	$(49)	$(29)

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

Pledged Assets

Certain assets were pledged to secure municipal deposits, securities sold under agreements to repurchase, borrowings and borrowing capacity, subject to any applicable asset discount, at the FHLB and FRB as well as for other purposes as required or permitted by law. The following table provides the total carrying amount of pledged assets by asset type, of which the majority are pursuant to agreements that do not permit the other party to sell or repledge the collateral. Assets related to employee benefit plans have been excluded from the following table.

	September 30,	December 31,
	2015	2014

	(Dollars in millions)
Pledged securities	$14,827	$14,636
Pledged loans	67,023	67,248

NOTE 14. Fair Value Disclosures

Accounting standards define fair value as the exchange price that would be received on the measurement date to sell an asset or the price paid to transfer a liability in the principal or most advantageous market available to the entity in an orderly transaction between market participants, with a three level valuation input hierarchy.

The following tables present fair value information for assets and liabilities measured at fair value on a recurring basis:

September 30, 2015	Total	Level 1		Level 2	Level 3

	(Dollars in millions)
Assets:
Trading securities	$813		$289	$524	$	―
AFS securities:
U.S. Treasury	1,588		―	1,588		―
Agency MBS	19,228		―	19,228		―
States and political subdivisions	2,085		―	2,085		―
Non-agency MBS	233		―	233		―
Other	4		4	―		―
Acquired from FDIC	1,111		―	454		657
LHFS	1,452		―	1,452		―
Residential MSRs	848		―	―		848
Derivative assets:
Interest rate contracts	1,348		―	1,326		22
Foreign exchange contracts	4		―	4		―
Private equity and similar investments	301		―	―		301
Total assets	$29,015		$293	$26,894		$1,828

Liabilities:
Derivative liabilities:
Interest rate contracts	$1,063	$	―	$1,058		$5
Foreign exchange contracts	3		―	3		―
Securities sold short	124		―	124		―
Total liabilities	$1,190	$	―	$1,185		$5

December 31, 2014	Total	Level 1		Level 2	Level 3

	(Dollars in millions)
Assets:
Trading securities	$482		$289	$193	$	―
AFS securities:
U.S. Treasury	1,231		―	1,231		―
Agency MBS	16,154		―	16,154		―
States and political subdivisions	1,974		―	1,974		―
Non-agency MBS	264		―	264		―
Other	41		6	35		―
Acquired from FDIC	1,243		―	498		745
LHFS	1,423		―	1,423		―
Residential MSRs	844		―	―		844
Derivative assets:
Interest rate contracts	1,114		―	1,094		20
Foreign exchange contracts	8		―	8		―
Private equity and similar investments	329		―	―		329
Total assets	$25,107		$295	$22,874		$1,938

Liabilities:
Derivative liabilities:
Interest rate contracts	$1,007	$	―	$1,004		$3
Foreign exchange contracts	6		―	6		―
Securities sold short	148		―	148		―
Total liabilities	$1,161	$	―	$1,158		$3

The following discussion focuses on the valuation techniques and significant inputs for Level 2 and Level 3 assets and liabilities.

A third-party pricing service is generally utilized in determining the fair value of the securities portfolio. Management independently evaluates the fair values provided by the pricing service through comparisons to other external pricing sources, review of additional information provided by the pricing service and other third party sources for selected securities and back-testing to compare the price realized on any security sales to the daily pricing information received from the pricing service. Fair value measurements are derived from market-based pricing matrices that were developed using observable inputs that include benchmark yields, benchmark securities, reported trades, offers, bids, issuer spreads and broker quotes. As described by security type below, additional inputs may be used, or some inputs may not be applicable. In the event that market observable data was not available, which would generally occur due to the lack of an active market for a given security, the valuation of the security would be subjective and may involve substantial judgment by management.

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

Agency MBS: GSE pass-through securities are valued using market-based pricing matrices that reference observable inputs including benchmark TBA security pricing and yield curves that were estimated based on U.S. Treasury yields and certain floating rate indices. The pricing matrices for these securities may also give consideration to pool-specific data supplied directly by the GSE. GSE CMOs are valued using market-based pricing matrices that are based on observable inputs including offers, bids, reported trades, dealer quotes and market research reports, the characteristics of a specific tranche, market convention prepayment speeds and benchmark yield curves as described above.

States and political subdivisions: These securities are valued using market-based pricing matrices that reference observable inputs including MSRB reported trades, issuer spreads, material event notices and benchmark yield curves.

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

Securities sold short: Securities sold short represent debt securities sold short that are entered into as a hedging strategy for the purposes of supporting institutional and retail client trading activities.

The following tables summarize activity for Level 3 assets and liabilities:

Three Months Ended September 30, 2015	Acquired from FDIC Securities	Residential MSRs	Net Derivatives	Private Equity and Similar Investments

	(Dollars in millions)
Balance at July 1, 2015	$688	$912	$(2)	$359
Total realized and unrealized gains (losses):
Included in earnings:
Interest income	5	―	―	―
Mortgage banking income	―	(90)	20	―
Other noninterest income	―	―	(1)	25
Included in unrealized net holding gains (losses) in OCI	(11)	―	―	―
Purchases	―	―	―	7
Issuances	―	57	26	―
Sales	―	―	―	(90)
Settlements	(25)	(31)	(26)	―
Balance at September 30, 2015	$657	$848	$17	$301

Change in unrealized gains (losses) included in earnings for the period,
attributable to assets and liabilities still held at September 30, 2015	$5	$(90)	$19	$(7)

Three Months Ended September 30, 2014	Acquired from FDIC Securities	Residential MSRs	Net Derivatives	Private Equity and Similar Investments

	(Dollars in millions)
Balance at July 1, 2014	$810	$954	$24	$322
Total realized and unrealized gains (losses):
Included in earnings:
Interest income	7	―	―	―
Mortgage banking income	―	(19)	26	―
Included in unrealized net holding gains (losses) in OCI	(11)	―	―	―
Purchases	―	―	―	5
Issuances	―	39	11	―
Sales	―	―	―	(20)
Settlements	(31)	(31)	(51)	(2)
Balance at September 30, 2014	$775	$943	$10	$305

Change in unrealized gains (losses) included in earnings for the period,
attributable to assets and liabilities still held at September 30, 2014	$7	$(19)	$10	$(1)

				Private
	Acquired			Equity and
	from FDIC	Residential	Net	Similar
Nine Months Ended September 30, 2015	Securities	MSRs	Derivatives	Investments

	(Dollars in millions)
Balance at January 1, 2015	$745	$844	$17	$329
Total realized and unrealized gains (losses):
Included in earnings:
Interest income	21	―	―	―
Mortgage banking income	―	(21)	68	―
Other noninterest income	―	―	(3)	44
Included in unrealized net holding gains (losses) in OCI	(36)	―	―	―
Purchases	―	―	―	62
Issuances	―	125	67	―
Sales	―	―	―	(119)
Settlements	(73)	(100)	(132)	(15)
Balance at September 30, 2015	$657	$848	$17	$301

Change in unrealized gains (losses) included in earnings for the period,
attributable to assets and liabilities still held at September 30, 2015	$21	$(21)	$19	$8

				Private
	Acquired			Equity and
	from FDIC	Residential	Net	Similar
Nine Months Ended September 30, 2014	Securities	MSRs	Derivatives	Investments

	(Dollars in millions)
Balance at January 1, 2014	$861	$1,047	$(11)	$291
Total realized and unrealized gains (losses):
Included in earnings:
Interest income	24	―	―	―
Mortgage banking income	―	(116)	70	―
Other noninterest income	―	―	―	12
Included in unrealized net holding gains (losses) in OCI	(26)	―	―	―
Purchases	―	―	―	57
Issuances	―	105	51	―
Sales	―	―	―	(50)
Settlements	(84)	(93)	(100)	(6)
Transfers into Level 3	―	―	―	1
Balance at September 30, 2014	$775	$943	$10	$305

Change in unrealized gains (losses) included in earnings for the period,
attributable to assets and liabilities still held at September 30, 2014	$24	$(116)	$10	$(5)

BB&T’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of a reporting period. Transfers involving Level 3 are presented in the preceding tables. There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2015 or 2014.

The majority of private equity and similar investments are in SBIC qualified funds, which primarily focus on equity and subordinated debt investments in privately-held middle market companies. The majority of these investments are not redeemable and distributions are received as the underlying assets of the funds liquidate. The timing of distributions, which are expected to occur on various dates through 2025, is uncertain and dependent on various events such as recapitalizations, refinance transactions and ownership changes among others. Excluding the investment of future funds, these investments have an estimated weighted average remaining life of approximately three years; however, the timing and amount of distributions may vary significantly. Restrictions on the ability to sell the investments include, but are not limited to, consent of a majority member or general partner approval for transfer of ownership. These investments are spread over numerous privately-held middle market companies, and thus the sensitivity to a change in fair value for any single investment is limited. The significant unobservable inputs for these investments are EBITDA multiples that ranged from 5x to 11x, with a weighted average of 8x, at September 30, 2015.

The following table details the fair value and UPB of LHFS that were elected to be carried at fair value:

	September 30, 2015			December 31, 2014
	Fair	Aggregate		Fair	Aggregate
	Value	UPB	Difference	Value	UPB	Difference

(Dollars in millions)
LHFS reported at fair value	$1,452	$1,416	$36	$1,423	$1,390	$33

Excluding government guaranteed, LHFS that were nonaccrual or 90 days or more past due and still accruing interest were not material at September 30, 2015.

The following table provides information about certain financial assets measured at fair value on a nonrecurring basis, which are primarily collateral dependent and may be subject to liquidity adjustments. The carrying values represent end of period values, which approximate the fair value measurements that occurred on the various measurement dates throughout the period. The valuation adjustments represent the amounts recorded during the period regardless of whether the asset is still held at period end. These assets are considered to be Level 3 assets (excludes PCI).

	September 30, 2015			September 30, 2014
		Valuation Adjustments			Valuation Adjustments
	Carrying Value	Three Months Ended	Nine Months Ended	Carrying Value	Three Months Ended	Nine Months Ended

	(Dollars in millions)
Impaired loans	$131	$(6)	$(19)	$187	$(10)	$(47)
Foreclosed real estate	85	(54)	(137)	75	(43)	(129)

Refer to Note 2 “Acquisitions and Divestitures” for fair value measurements related to acquisitions.

For financial instruments not recorded at fair value, estimates of fair value are based on relevant market data and information about the instrument. Values obtained relate to one trading unit without regard to any premium or discount that may result from concentrations of ownership, possible tax ramifications, estimated transaction costs that may result from bulk sales or the relationship between various instruments.

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

Short-term borrowings: The carrying amounts of short-term borrowings, excluding securities sold short, approximate their fair values.

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

Financial assets and liabilities not recorded at fair value are summarized below:

	Carrying	Total
September 30, 2015	Amount	Fair Value	Level 2	Level 3

	(Dollars in millions)
Financial assets:
HTM securities	$19,245	$19,430	$19,430	$	―
Loans and leases HFI, net of ALLL	134,057	134,494	―		134,494
FDIC loss share receivable	331	23	―		23

Financial liabilities:
Deposits	147,827	148,054	148,054		―
FDIC loss share payable	691	692	―		692
Long-term debt	24,883	25,343	25,343		―

	Carrying	Total
December 31, 2014	Amount	Fair Value	Level 2	Level 3

	(Dollars in millions)
Financial assets:
HTM securities	$20,240	$20,313	$20,313	$	―
Loans and leases HFI, net of ALLL	118,410	118,605	―		118,605
FDIC loss share receivable	534	123	―		123

Financial liabilities:
Deposits	129,040	129,259	129,259		―
FDIC loss share payable	697	696	―		696
Long-term debt	23,312	24,063	24,063		―

The following is a summary of selected information pertaining to off-balance sheet financial instruments:

	September 30, 2015		December 31, 2014
	Notional/		Notional/
	Contract		Contract
	Amount	Fair Value	Amount	Fair Value

	(Dollars in millions)
Commitments to extend, originate or purchase credit	$58,376	$118	$49,333	$97
Residential mortgage loans sold with recourse	588	8	667	9
Other loans sold with recourse	4,276	8	4,264	7
Letters of credit	3,294	23	3,462	22
39

NOTE 15. Derivative Financial Instruments

Derivative Classifications and Hedging Relationships

		September 30, 2015				December 31, 2014
	Hedged Item or	Notional	Fair Value			Notional	Fair Value
	Transaction	Amount	Gain		Loss	Amount	Gain		Loss

		(Dollars in millions)
Cash flow hedges:
Interest rate contracts:
Pay fixed swaps	3 mo. LIBOR funding	$9,300	$	―	$(285)	$9,300	$	―	$(289)

Fair value hedges:
Interest rate contracts:
Receive fixed swaps	Long-term debt	13,092		456	―	11,902		269	(5)
Pay fixed swaps	Commercial loans	193		―	(4)	161		―	(3)
Pay fixed swaps	Municipal securities	256		―	(103)	336		―	(126)
Total		13,541		456	(107)	12,399		269	(134)

Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Receive fixed swaps		8,689		422	―	7,995		350	(3)
Pay fixed swaps		8,904		―	(453)	8,163		1	(375)
Other swaps		953		4	(6)	1,372		5	(7)
Other		498		1	(2)	528		1	(1)
Forward commitments		6,948		16	(20)	5,326		10	(12)
Foreign exchange contracts		486		4	(3)	571		8	(6)
Total		26,478		447	(484)	23,955		375	(404)

Mortgage banking:
Interest rate contracts:
Interest rate lock commitments		2,095		22	―	1,566		20	―
When issued securities, forward rate agreements and forward
	commitments	2,939		4	(28)	2,623		3	(25)
Other		985		8	(3)	916		7	―
Total		6,019		34	(31)	5,105		30	(25)

MSRs:
Interest rate contracts:
Receive fixed swaps		2,336		124	―	4,119		215	(1)
Pay fixed swaps		2,999		―	(114)	4,362		1	(124)
Option trades		9,485		286	(44)	9,350		229	(36)
When issued securities, forward rate agreements and forward
	commitments	2,762		5	(1)	3,731		3	―
Other		58		―	―	―		―	―
Total		17,640		415	(159)	21,562		448	(161)
	Total derivatives not designated as hedges	50,137		896	(674)	50,622		853	(590)
Total derivatives		$72,978		1,352	(1,066)	$72,321		1,122	(1,013)

Gross amounts not offset in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements not offset due to policy election				(565)	565			(629)	629
Cash collateral (received) posted				(413)	454			(190)	342
Net amount				$374	$(47)			$303	$(42)
40

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

The Effect of Derivative Instruments on the Consolidated Statements of Income
Three Months Ended September 30, 2015 and 2014

	Effective Portion
	Pre-tax Gain			Pre-tax Gain (Loss)
	(Loss) Recognized			Reclassified from
	in AOCI		Location of Amounts	AOCI into Income
	2015	2014	Reclassified from AOCI into Income	2015	2014

	(Dollars in millions)
Cash flow hedges:
Interest rate contracts	$(168)	$(8)	Total interest expense	$(21)	$(21)

				Pre-tax Gain
				(Loss) Recognized
			Location of Amounts	in Income
			Recognized in Income	2015	2014

				(Dollars in millions)
Fair value hedges:
Interest rate contracts			Total interest income	$(5)	$(5)
Interest rate contracts			Total interest expense	69	58
Total				$64	$53

Not designated as hedges:
Client-related and other risk management:
Interest rate contracts			Other noninterest income	$3	$5
Foreign exchange contracts			Other noninterest income	7	10
Mortgage banking:
Interest rate contracts			Mortgage banking income	(21)	20
MSRs:
Interest rate contracts			Mortgage banking income	94	23
Total				$83	$58
41

The Effect of Derivative Instruments on the Consolidated Statements of Income
Nine Months Ended September 30, 2015 and 2014

	Effective Portion
	Pre-tax Gain			Pre-tax Gain (Loss)
	(Loss) Recognized		Location of Amounts	Reclassified from
	in AOCI		Reclassified from AOCI	AOCI into Income
	2015	2014	into Income	2015	2014

	(Dollars in millions)
Cash Flow Hedges:
Interest rate contracts	$(180)	$(33)	Total interest expense	$(63)	$(61)

			Effective Portion
				Pre-tax Gain
			Location of Amounts	(Loss) Recognized
			Recognized	in Income
			in Income	2015	2014

	(Dollars in millions)
Fair Value Hedges:
Interest rate contracts			Total interest income	$(15)	$(16)
Interest rate contracts			Total interest expense	205	168
Total				$190	$152

Not Designated as Hedges:
Client-related and other risk management:
Interest rate contracts			Other noninterest income	$15	$15
Foreign exchange contracts			Other noninterest income	16	13
Mortgage Banking:
Interest rate contracts			Mortgage banking income	(1)	(7)
MSRs:
Interest rate contracts			Mortgage banking income	56	128
Total				$86	$149

The following table provides a summary of derivative strategies and the related accounting treatment:

	Cash Flow Hedges	Fair Value Hedges	Derivatives Not Designated as Hedges

Risk exposure	Variability in cash flows of interest payments on floating rate business loans, overnight funding and various LIBOR funding instruments.	Losses in value on fixed rate long-term debt, CDs, FHLB advances, loans and state and political subdivision securities due to changes in interest rates.	Risk associated with an asset or liability, including mortgage banking operations and MSRs, or for client needs. Includes exposure to changes in market rates and conditions subsequent to the interest rate lock and funding date for mortgage loans originated for sale.

Risk management objective	Hedge the variability in the interest payments and receipts on future cash flows for forecasted transactions related to the first unhedged payments and receipts of variable interest.	Convert the fixed rate paid or received to a floating rate, primarily through the use of swaps.	For interest rate lock commitment derivatives and LHFS, use mortgage-based derivatives such as forward commitments and options to mitigate market risk. For MSRs, mitigate the income statement effect of changes in the fair value of the MSRs.

Treatment for portion that is highly effective	Recognized in AOCI until the related cash flows from the hedged item are recognized in earnings.	Recognized in current period income along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged.	Entire change in fair value recognized in current period income.

Treatment for portion that is ineffective	Recognized in current period income.	Recognized in current period income.	Not applicable

Treatment if hedge ceases to be highly effective or is terminated	Hedge is dedesignated. Effective changes in value that are recorded in AOCI before dedesignation are amortized to yield over the period the forecasted hedged transactions impact earnings.	If hedged item remains outstanding, termination proceeds are included in cash flows from financing activities and effective changes in value are reflected as part of the carrying value of the financial instrument and amortized to earnings over its estimated remaining life.	Not applicable

Treatment if transaction is no longer probable of occurring during forecast period or within a short period thereafter	Hedge accounting is ceased and any gain or loss in AOCI is reported in earnings immediately.	Not applicable	Not applicable

The following table presents information about BB&T's cash flow and fair value hedges:

	September 30,		December 31,
	2015		2014

	(Dollars in millions)
Cash flow hedges:
Net unrecognized after-tax loss on active hedges recorded in AOCI	$(178)		$(181)
Net unrecognized after-tax gain on terminated hedges recorded in AOCI
(to be recognized in earnings through 2022)	51		127
Estimated portion of net after-tax loss on active and terminated hedges
to be reclassified from AOCI into earnings during the next 12 months	(25)		(51)
Maximum time period over which BB&T has hedged a portion of the variability in future cash flows for forecasted transactions excluding those transactions
relating to the payment of variable interest on existing instruments	7	yrs	8	yrs

Fair value hedges:
Unrecognized pre-tax net gain on terminated hedges (to be recognized
as interest primarily through 2019)	$163		$227
Portion of pre-tax net gain on terminated hedges to be recognized as a change
in interest during the next 12 months	69		88

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

Derivative contracts with dealer counterparties settle on a monthly, quarterly or semiannual basis, with daily movement of collateral between counterparties required within established netting agreements. BB&T only transacts with dealer counterparties with strong credit standings.

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

	September 30,	December 31,
	2015	2014

	(Dollars in millions)
Dealer Counterparties:
Cash collateral received from dealer counterparties	$419	$191
Derivatives in a net gain position secured by that collateral	414	201
Unsecured positions in a net gain with dealer counterparties after collateral postings	2	10

Cash collateral posted to dealer counterparties	177	227
Derivatives in a net loss position secured by that collateral	177	231
Additional collateral that would have been posted had BB&T's credit ratings
dropped below investment grade	2	3

Central Clearing Parties:
Cash collateral, including initial margin, posted to central clearing parties	284	114
Derivatives in a net loss position secured by that collateral	297	129
Securities pledged to central clearing parties	245	116
44

NOTE 16. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(Dollars in millions, except per share data, shares in thousands)
Net income available to common shareholders	$492	$512	$1,434	$1,432

Weighted average number of common shares	764,435	720,117	737,141	717,373
Effect of dilutive outstanding equity-based awards	9,588	9,872	9,681	10,221
Weighted average number of diluted common shares	774,023	729,989	746,822	727,594

Basic EPS	$0.64	$0.71	$1.95	$2.00

Diluted EPS	$0.64	$0.70	$1.92	$1.97

Anti-dilutive awards	7,492	14,016	9,210	14,606

NOTE 17. Operating Segments

As a result of new qualified mortgage regulations, during January 2014 approximately $8.3 billion of closed-end, first and second lien position residential mortgage loans were transferred from Community Banking to Residential Mortgage Banking based on a change in how these loans are managed. In addition, $319 million of related goodwill was also transferred.

Financial data related to Susquehanna is included in the Other, Treasury and Corporate segment until the completion of the systems conversion, which is currently expected to occur during the fourth quarter of 2015.

Reportable Segments
Three Months Ended September 30, 2015 and 2014

	Community		Residential		Dealer		Specialized
	Banking		Mortgage Banking		Financial Services		Lending
	2015	2014	2015	2014	2015	2014	2015	2014

	(Dollars in millions)
Net interest income (expense)	$450	$437	$337	$373	$217	$212	$159	$149
Net intersegment interest income (expense)	322	296	(221)	(246)	(38)	(41)	(47)	(38)
Segment net interest income	772	733	116	127	179	171	112	111
Allocated provision for loan and lease losses	4	52	7	(48)	67	53	9	4
Noninterest income	304	308	92	82	1	―	59	63
Intersegment net referral fees (expense)	35	31	1	1	―	―	―	―
Noninterest expense	380	355	83	107	34	28	63	55
Amortization of intangibles	5	7	―	―	―	―	1	1
Allocated corporate expenses	305	299	22	22	10	8	16	16
Income (loss) before income taxes	417	359	97	129	69	82	82	98
Provision (benefit) for income taxes	153	131	37	49	26	31	20	27
Segment net income (loss)	$264	$228	$60	$80	$43	$51	$62	$71

Identifiable assets (period end)	$57,494	$55,115	$32,973	$35,778	$13,611	$12,514	$19,251	$17,536

					Other, Treasury		Total BB&T
	Insurance Services		Financial Services		and Corporate (1)		Corporation
	2015	2014	2015	2014	2015	2014	2015	2014

	(Dollars in millions)
Net interest income (expense)	$1	$ ―	$53	$46	$247	$132	$1,464	$1,349
Net intersegment interest income (expense)	2	1	81	66	(99)	(38)	―	―
Segment net interest income	3	1	134	112	148	94	1,464	1,349
Allocated provision for loan and lease losses	―	―	20	5	(4)	(32)	103	34
Noninterest income	353	387	225	189	(46)	(80)	988	949
Intersegment net referral fees (expense)	―	―	5	4	(41)	(36)	―	―
Noninterest expense	284	297	176	156	545	518	1,565	1,516
Amortization of intangibles	12	13	1	1	10	1	29	23
Allocated corporate expenses	25	21	34	32	(412)	(398)	―	―
Income (loss) before income taxes	35	57	133	111	(78)	(111)	755	725
Provision (benefit) for income taxes	14	21	50	42	(78)	(129)	222	172
Segment net income (loss)	$21	$36	$83	$69	$ ―	$18	$533	$553

Identifiable assets (period end)	$2,668	$2,736	$15,436	$12,033	$67,376	$51,333	$208,809	$187,045

(1)	Includes financial data from business units below the quantitative and qualitative thresholds requiring disclosure.

Reportable Segments
Nine Months Ended September 30, 2015 and 2014

	Community		Residential		Dealer		Specialized
	Banking		Mortgage Banking		Financial Services		Lending
	2015	2014	2015	2014	2015	2014	2015	2014

	(Dollars in millions)
Net interest income (expense)	$1,308	$1,291	$1,021	$1,125	$646	$621	$460	$430
Net intersegment interest income (expense)	910	893	(680)	(747)	(114)	(118)	(132)	(106)
Segment net interest income	2,218	2,184	341	378	532	503	328	324
Allocated provision for loan and lease losses	28	103	(2)	(69)	176	157	35	26
Noninterest income	865	888	277	210	1	1	197	163
Intersegment net referral fees (expense)	105	87	1	1	―	―	―	―
Noninterest expense	1,109	1,088	237	394	107	84	187	156
Amortization of intangibles	18	22	―	―	―	―	3	3
Allocated corporate expenses	916	903	68	68	29	23	47	47
Income (loss) before income taxes	1,117	1,043	316	196	221	240	253	255
Provision (benefit) for income taxes	409	381	120	75	84	91	64	65
Segment net income (loss)	$708	$662	$196	$121	$137	$149	$189	$190

Identifiable assets (period end)	$57,494	$55,115	$32,973	$35,778	$13,611	$12,514	$19,251	$17,536

					Other, Treasury		Total BB&T
	Insurance Services		Financial Services		and Corporate (1)		Corporation
	2015	2014	2015	2014	2015	2014	2015	2014

	(Dollars in millions)
Net interest income (expense)	$2	$1	$155	$133	$496	$438	$4,088	$4,039
Net intersegment interest income (expense)	5	4	227	193	(216)	(119)	―	―
Segment net interest income	7	5	382	326	280	319	4,088	4,039
Allocated provision for loan and lease losses	―	―	67	8	(5)	(57)	299	168
Noninterest income	1,220	1,242	638	560	(194)	(230)	3,004	2,834
Intersegment net referral fees (expense)	―	―	11	8	(117)	(96)	―	―
Noninterest expense	896	908	513	463	1,547	1,296	4,596	4,389
Amortization of intangibles	35	40	2	2	15	2	73	69
Allocated corporate expenses	75	57	101	96	(1,236)	(1,194)	―	―
Income (loss) before income taxes	221	242	348	325	(352)	(54)	2,124	2,247
Provision (benefit) for income taxes	75	74	131	122	(340)	(164)	543	644
Segment net income (loss)	$146	$168	$217	$203	$(12)	$110	$1,581	$1,603

Identifiable assets (period end)	$2,668	$2,736	$15,436	$12,033	$67,376	$51,333	$208,809	$187,045

(1)	Includes financial data from business units below the quantitative and qualitative thresholds requiring disclosure.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, regarding the financial condition, results of operations, business plans and the future performance of BB&T that are based on the beliefs and assumptions of the management of BB&T and the information available to management at the time that these disclosures were prepared. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “projects,” “may,” “will,” “should,” “could,” and other similar expressions are intended to identify these forward-looking statements. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. Such factors include, but are not limited to, the following:

•	general economic or business conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit, insurance or other services;

•	disruptions to the national or global financial markets, including the impact of a downgrade of U.S. government obligations by one of the credit ratings agencies and the adverse effects of recessionary conditions in Europe;

•	changes in the interest rate environment and cash flow reassessments may reduce NIM and/or the volumes and values of loans made or held as well as the value of other financial assets held;

•	competitive pressures among depository and other financial institutions may increase significantly;

•	legislative, regulatory or accounting changes, including changes resulting from the adoption and implementation of the Dodd-Frank Act may adversely affect the businesses in which BB&T is engaged;

•	local, state or federal taxing authorities may take tax positions that are adverse to BB&T;

•	a reduction may occur in BB&T’s credit ratings;

•	adverse changes may occur in the securities markets;

•	competitors of BB&T may have greater financial resources and develop products that enable them to compete more successfully than BB&T and may be subject to different regulatory standards than BB&T;

•	cyber-security risks, including “denial of service,” “hacking” and “identity theft,” could adversely affect our business and financial performance or our reputation, and we could be liable for financial losses incurred by third parties due to breaches of data shared between financial institutions;

•	natural or other disasters could have an adverse effect on BB&T in that such events could materially disrupt BB&T’s operations or the ability or willingness of BB&T’s customers to access the financial services BB&T offers;

•	costs related to the integration of the businesses of BB&T and its merger partners may be greater than expected;

•	failure to execute on strategic or operational plans, including the ability to successfully complete and/or integrate mergers and acquisitions or fully achieve expected cost savings or revenue growth associated with mergers and acquisitions within the expected time frames could adversely impact financial condition and results of operations;

•	significant litigation could have a material adverse effect on BB&T;

•	deposit attrition, customer loss and/or revenue loss following completed mergers and acquisitions may be greater than expected;

•	failure to correctly implement or properly utilize the remaining components of the Company’s new ERP system or new commercial loan system could result in impairment charges that adversely impact BB&T’s financial condition and results of operations and could result in significant additional costs; and

•	widespread system outages, caused by the failure of critical internal systems or critical services provided by third parties, could adversely impact BB&T’s financial conditions and results of operations.

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

DIF Assessment

During October 2015, the FDIC issued a proposal that will lower the regular assessment rates for all banks when the DIF reserve ratio reaches 1.15%, which the FDIC expects will occur in early 2016. The proposed rule would also impose on banks with at least $10 billion in assets a surcharge of 4.5 cents per $100 of the assessment base, after making certain adjustments, for a period currently estimated by the FDIC to be two years. BB&T estimates that the net effect of the proposed changes would increase the total annual assessment by an amount within the range of $40 million to $50 million.

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

HMDA Regulations

The CFPB has issued final rules changing the reporting requirements for mortgage lenders under the HMDA. The new rules expand the range of transactions subject to these requirements to include most securitized residential mortgage closed-end loans and lines. The rules also increase the overall amount of data required to be collected and submitted, including additional data points about the applicable loans and expanded data about the borrowers. BB&T will be required to begin collecting the expanded data on January 1, 2018.

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

Foreign Account Tax Compliance Act and Conforming Regulations

During 2014, the IRS issued Notice 2014-33 (the “Notice”) regarding FATCA and its related withholding provisions. The Notice announces that calendar years 2014 and 2015 will be regarded as a transition period for purposes of IRS enforcement and administration with respect to the implementation of FATCA by withholding agents, foreign financial institutions and other entities with IRC chapter 4 responsibilities. The Notice also announces the IRS’s intention to further amend the regulations under Sections 1441, 1442, 1471, and 1472 of the IRC. Prior to the IRS issuing these amendments, taxpayers may rely on the provisions of the Notice regarding the proposed amendments to the regulations. The transition period and other guidance described in the Notice are intended to facilitate an orderly transition for withholding agent and foreign financial institution compliance with FATCA’s requirements and respond to comments regarding certain aspects of the regulations under chapters 3 and 4 of the IRC. BB&T will be fully compliant with the new FATCA regulations and its related provisions by the applicable effective date of December 31, 2015.

U.S. Implementation of Basel III

The Basel III capital requirements became effective on January 1, 2015. As a result, capital information presented for periods after December 31, 2014 is based on the Basel III transitional requirements, while capital data for periods prior to January 1, 2015 is based on the former requirements under Basel I. See the section titled “Capital” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

Pay Ratio Disclosure

The SEC has adopted amendments to Item 402 of Regulation S-K to require disclosure of: (1) the median compensation amount of the annual total compensation of all employees of a registrant (excluding the CEO), (2) the annual total compensation of that registrant’s CEO and (3) the ratio of the median of the annual total compensation of all employees (excluding the CEO) to the annual total compensation of the CEO. The rules will require such pay ratio disclosure information for the first fiscal year beginning on or after January 1, 2017.

Executive Summary

Consolidated net income available to common shareholders for the third quarter of 2015 was $492 million, a decrease of $20 million compared to the same quarter of 2014. On a diluted per common share basis, earnings for the third quarter of 2015 were $0.64, compared to $0.70 for the earlier quarter.

BB&T’s results of operations for the third quarter of 2015 produced an annualized return on average assets of 1.04%, an annualized return on average risk-weighted assets of 1.32% and an annualized return on average common shareholders’ equity of 8.14%, compared to earlier quarter ratios of 1.18%, 1.56% and 9.45%, respectively. BB&T’s return on average tangible common shareholders’ equity was 13.23% for the third quarter of 2015, compared to 14.83% for the earlier quarter.

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

On August 1, 2015, BB&T completed the acquisition of Susquehanna, which contributed approximately $130 million in net interest income, $21 million in noninterest income and $74 million of noninterest expenses (excluding merger-related and restructuring charges) and provided $14.1 billion in deposits and $12.9 billion in loans as of the acquisition date.

Total revenues on a FTE basis were $2.5 billion for the third quarter of 2015, up $155 million compared to the earlier quarter due to a $116 million increase in net interest income and $39 million increase in noninterest income, largely the result of the Susquehanna acquisition.

Net interest margin was 3.35%, compared to 3.38% for the earlier quarter. Average earning assets increased $15.6 billion, or 9.6%, while average interest-bearing liabilities increased $8.8 billion, or 7.4%, both of which were primarily driven by Susquehanna. The annualized yield on the total loan portfolio for the third quarter was 4.31%, a decrease of six basis points compared to the earlier quarter, which primarily reflects lower yields on new loans and continued runoff of higher yielding loans acquired from the FDIC, partially offset by higher yields on Susquehanna loans. The annualized fully taxable-equivalent yield on the average securities portfolio for the third quarter was 2.27%, compared to 2.43% for the earlier period.

The average annualized cost of interest-bearing deposits was 0.24%, a decline of two basis points compared to the earlier quarter. The average annualized rate paid on long-term debt was 2.12%, compared to 2.36% for the earlier quarter. This decrease was the result of lower rates on new issues during the last twelve months and early extinguishments of higher cost FHLB advances.

The $39 million increase in noninterest income was driven by improved FDIC loss share income and investment banking and brokerage fees and commissions. These increases were partially offset by a decline in insurance revenues primarily due to the sale of American Coastal.

Excluding PCI loans, the provision for credit losses was $100 million, compared to $46 million in the earlier quarter, primarily due to a reserve release in the earlier quarter. Net charge-offs for the third quarter of 2015, excluding PCI loans, totaled $107 million, down $35 million compared to the earlier quarter.

Noninterest expense was $1.6 billion for the third quarter of 2015, an increase of $55 million compared to the earlier quarter. This increase was driven by the addition of Susquehanna operating costs and higher personnel expense and merger-related and restructuring charges, partially offset by a decrease in loan-related expense and a loss on the early extinguishment of debt in the earlier quarter.

The provision for income taxes was $222 million for the third quarter of 2015, compared to $172 million for the earlier quarter. This produced an effective tax rate for the third quarter of 2015 of 29.4%, compared to 23.7% for the earlier quarter. The earlier quarter included a $50 million income tax benefit.

During the second quarter of 2015, the Company completed the acquisition of The Bank of Kentucky Financial Corporation, which provided $1.6 billion in deposits and $1.2 billion in loans as of the acquisition date.

Refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2014 for additional information with respect to BB&T’s recent accomplishments and significant challenges.

Analysis Of Results Of Operations

Net Interest Income and NIM

Third Quarter 2015 compared to Third Quarter 2014

Net interest income on a FTE basis was $1.5 billion for the third quarter of 2015, an increase of $116 million or 8.4% compared to the same period in 2014. Interest income increased $109 million, which includes $137 million of interest income related to Susquehanna’s operations for the two months they were included, partially offset by runoff of loans acquired from the FDIC as well as lower yields on new loan originations over the past year. Interest expense declined $7 million, which reflects lower deposit costs and the termination of certain higher-rate FLHB advances.

Net interest margin was 3.35%, compared to 3.38% for the earlier quarter. Average earning assets increased $15.6 billion, or 9.6%, while average interest-bearing liabilities increased $8.8 billion, or 7.4%, both of which were primarily driven by Susquehanna. The annualized yield on the total loan portfolio for the third quarter was 4.31%, a decrease of six basis points compared to the earlier quarter, which primarily reflects lower yields on new loans and continued runoff of higher yielding loans acquired from the FDIC, partially offset by the impact of Susquehanna purchase accounting. The annualized fully taxable-equivalent yield on the average securities portfolio for the third quarter was 2.27%, compared to 2.43% for the earlier period. This decline reflects runoff of balances acquired from the FDIC as well as the impact of market rates on securities.

The average annualized cost of interest-bearing deposits was 0.24%, a decline of two basis points compared to the earlier quarter. The average annualized rate paid on long-term debt was 2.12%, compared to 2.36% for the earlier quarter. This decrease was primarily the result of early extinguishments of higher cost FHLB advances as noted above.

Nine Months of 2015 compared to Nine Months of 2014

Net interest income on a FTE basis was $4.2 billion for the nine months ended September 30, 2015, an increase of $50 million compared to the same period in 2014. The increase in net interest income reflects an $8 million increase in interest income and a $42 million decline in funding costs. The increase in interest income was driven by an increase in average earning assets of $8.3 billion compared to the same period of 2014, partially offset by lower yields. The decline in funding costs was driven by lower long-term debt costs and an improvement in deposit mix, partially offset by higher average interest-bearing liabilities.

The NIM was 3.31% for the nine months ended September 30, 2015, compared to 3.44% for the same period of 2014. The 13 basis point decrease in NIM was due to lower yields on new earning assets and runoff of assets acquired from the FDIC, partially offset by lower funding costs.

The annualized FTE yield on the average securities portfolio for the nine months ended September 30, 2015 was 2.38%, a decrease of seven basis points compared to the annualized yield earned during the same period of 2014.

The annualized FTE yield for the total loan portfolio for the nine months ended September 30, 2015 was 4.24%, compared to 4.46% in the corresponding period of 2014. The decrease in the FTE yield on the total loan portfolio was primarily due to lower yields on new loans due to the low interest-rate environment and the runoff of loans acquired from the FDIC.

The average annualized cost of interest-bearing deposits for the nine months ended September 30, 2015 was 0.24%, compared to 0.26% for the same period in the prior year, primarily reflecting improvements in mix.

The average annualized rate paid on long-term debt for the nine months ended September 30, 2015 was 2.14%, compared to 2.41% for the same period in 2014. This decrease was primarily the result of early extinguishments of higher cost FHLB advances.

The following tables set forth the major components of net interest income and the related annualized yields and rates as well as the variances between the periods caused by changes in interest rates versus changes in volumes. Changes attributable to the mix of assets and liabilities have been allocated proportionally between the changes due to rate and the changes due to volume.

Table 1-1
FTE Net Interest Income and Rate / Volume Analysis (1)
Three Months Ended September 30, 2015 and 2014

	Average Balances (6)		Annualized Yield/Rate		Income/Expense		Increase	Change due to
	2015	2014	2015	2014	2015	2014	(Decrease)	Rate	Volume

	(Dollars in millions)
Assets
Total securities, at amortized cost (2)
U.S. Treasury	$2,745	$2,183	1.60%	1.48%	$11	$8	$3	$1	$2
GSE	5,395	5,465	2.13	2.12	29	29	―	―	―
Agency MBS	31,329	29,340	1.89	1.98	147	145	2	(7)	9
States and political subdivisions	1,975	1,825	5.49	5.78	27	26	1	(1)	2
Non-agency MBS	211	242	8.45	7.77	4	5	(1)	―	(1)
Other	579	592	1.42	1.33	3	2	1	1	―
Acquired from FDIC	814	919	11.57	13.24	24	31	(7)	(4)	(3)
Total securities	43,048	40,566	2.27	2.43	245	246	(1)	(10)	9
Other earning assets (3)	2,917	1,842	0.97	1.71	7	8	(1)	(4)	3
Loans and leases, net of unearned income (4)(5)
Commercial:
Commercial and industrial	46,462	39,906	3.30	3.35	386	336	50	(5)	55
CRE-income producing properties	12,514	10,596	3.74	3.44	118	92	26	8	18
CRE-construction and development	3,502	2,670	3.73	3.46	33	23	10	2	8
Dealer floor plan	1,056	1,000	1.91	1.86	4	5	(1)	―	(1)
Direct retail lending	9,926	7,912	4.18	3.98	105	81	24	4	20
Sales finance	10,386	9,313	3.14	2.75	83	64	19	11	8
Revolving credit	2,421	2,396	8.70	8.67	53	52	1	―	1
Residential mortgage	30,384	32,000	4.18	4.16	319	334	(15)	2	(17)
Other lending subsidiaries	12,837	11,234	8.56	8.88	276	251	25	(9)	34
PCI	1,052	1,537	14.87	17.12	40	67	(27)	(8)	(19)
Total loans and leases HFI	130,540	118,564	4.31	4.37	1,417	1,305	112	5	107
LHFS	1,959	1,907	3.75	4.23	18	19	(1)	(2)	1
Total loans and leases	132,499	120,471	4.31	4.37	1,435	1,324	111	3	108
Total earning assets	178,464	162,879	3.76	3.85	1,687	1,578	109	(11)	120
Nonearning assets	25,067	23,460
Total assets	$203,531	$186,339

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$22,593	$18,588	0.08	0.07	4	3	1	1	―
Money market and savings	59,306	49,974	0.20	0.16	30	20	10	6	4
Time deposits	16,837	23,304	0.61	0.64	26	38	(12)	(2)	(10)
Foreign deposits - interest-bearing	948	639	0.13	0.07	1	―	1	1	―
Total interest-bearing deposits	99,684	92,505	0.24	0.26	61	61	―	6	(6)
Short-term borrowings	3,572	3,321	0.15	0.14	2	2	―	―	―
Long-term debt	23,394	22,069	2.12	2.36	123	130	(7)	(15)	8
Total interest-bearing liabilities	126,650	117,895	0.59	0.65	186	193	(7)	(9)	2
Noninterest-bearing deposits	44,153	38,103
Other liabilities	6,116	6,190
Shareholders’ equity	26,612	24,151
Total liabilities and shareholders’ equity	$203,531	$186,339
Average interest rate spread			3.17%	3.20%
NIM/net interest income			3.35%	3.38%	$1,501	$1,385	$116	$(2)	$118
Taxable-equivalent adjustment					$37	$36

(1)	Yields are stated on a FTE basis assuming tax rates in effect for the periods presented.
(2)	Total securities include AFS securities and HTM securities.
(3)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, trading securities, FHLB stock and other earning assets.
(4)	Loan fees, which are not material for any of the periods shown, are included for rate calculation purposes.
(5)	NPLs are included in the average balances.
(6)	Excludes basis adjustments for fair value hedges.
53

Table 1-2
FTE Net Interest Income and Rate / Volume Analysis (1)
Nine Months Ended September 30, 2015 and 2014

	Average Balances (7)		Annualized Yield/Rate		Income/Expense		Increase	Change due to
	2015	2014	2015	2014	2015	2014	(Decrease)	Rate	Volume

	(Dollars in millions)
Assets
Total securities, at amortized cost (2)
U.S. Treasury	$2,602	$1,918	1.55%	1.49%	$30	$21	$9	$1	$8
GSE	5,396	5,557	2.13	2.09	86	87	(1)	2	(3)
Agency MBS	30,090	29,436	1.99	2.00	449	441	8	(2)	10
States and political subdivisions	1,878	1,830	5.69	5.78	80	79	1	(1)	2
Non-agency MBS	220	250	8.06	7.46	13	14	(1)	1	(2)
Other	615	511	1.30	1.44	7	6	1	(1)	2
Acquired from FDIC	842	946	12.49	13.22	79	94	(15)	(5)	(10)
Total securities	41,643	40,448	2.38	2.45	744	742	2	(5)	7
Other earning assets (3)	2,524	1,898	1.61	2.20	30	31	(1)	(10)	9
Loans and leases, net of unearned income (4)(5)
Commercial:
Commercial and industrial	43,502	39,251	3.22	3.38	1,047	993	54	(49)	103
CRE - income producing properties	11,315	10,425	3.51	3.50	297	273	24	1	23
CRE - construction and development	3,003	2,565	3.48	3.55	78	68	10	(1)	11
Dealer floor plan	1,035	962	1.84	1.88	14	14	―	―	―
Direct retail lending (6)	8,862	8,304	4.11	4.17	273	260	13	(4)	17
Sales finance	9,788	8,964	2.86	2.81	210	188	22	3	19
Revolving credit	2,390	2,372	8.74	8.69	156	154	2	1	1
Residential mortgage (6)	30,224	31,690	4.14	4.21	939	1,001	(62)	(16)	(46)
Other lending subsidiaries	11,958	10,678	8.72	9.17	780	733	47	(37)	84
PCI	1,087	1,715	15.15	17.55	123	226	(103)	(28)	(75)
Total loans and leases HFI	123,164	116,926	4.25	4.47	3,917	3,910	7	(130)	137
LHFS	1,811	1,540	3.61	4.28	49	49	―	(8)	8
Total loans and leases	124,975	118,466	4.24	4.46	3,966	3,959	7	(138)	145
Total earning assets	169,142	160,812	3.74	3.93	4,740	4,732	8	(153)	161
Nonearning assets	24,204	23,823
Total assets	$193,346	$184,635

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$21,396	$18,536	0.08	0.07	12	9	3	1	2
Money market and savings	54,962	49,240	0.18	0.14	75	53	22	16	6
Time deposits	16,212	23,421	0.68	0.68	83	119	(36)	―	(36)
Foreign deposits - interest-bearing	759	743	0.11	0.07	1	―	1	1	―
Total interest-bearing deposits	93,329	91,940	0.24	0.26	171	181	(10)	18	(28)
Short-term borrowings	3,397	3,531	0.14	0.13	4	4	―	―	―
Long-term debt	23,019	22,234	2.14	2.41	369	401	(32)	(46)	14
Total interest-bearing liabilities	119,745	117,705	0.61	0.66	544	586	(42)	(28)	(14)
Noninterest-bearing deposits	41,802	36,720
Other liabilities	6,436	6,465
Shareholders’ equity	25,363	23,745
Total liabilities and shareholders’ equity	$193,346	$184,635
Average interest rate spread			3.13%	3.27%
NIM/net interest income			3.31%	3.44%	$4,196	$4,146	$50	$(125)	$175
Taxable-equivalent adjustment					$108	$107

(1)	Yields are stated on a FTE basis assuming tax rates in effect for the periods presented.
(2)	Total securities include AFS securities and HTM securities.
(3)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, trading securities, FHLB stock and other earning assets.
(4)	Loan fees, which are not material for any of the periods shown, are included for rate calculation purposes.
(5)	NPLs are included in the average balances.
(6)	During the first quarter of 2014, $8.3 billion in loans were transferred from direct retail lending to residential mortgage.
(7)	Excludes basis adjustments for fair value hedges.
54

Provision for Credit Losses

Third Quarter 2015 compared to Third Quarter 2014

The provision for credit losses totaled $103 million for the third quarter of 2015, compared to $34 million for the same period of the prior year. During the third quarter of 2014, residential mortgage loans (primarily performing TDRs) with a carrying value of approximately $550 million were sold, which resulted in an ALLL release of $42 million and charge-offs of $15 million. In addition, there was a $26 million increase in the provision for retail other lending subsidiaries, which was the result of higher net charge-offs and an increase in delinquent loan balances, which have a higher loss frequency factor than current loans, compared to the earlier period.

Net charge-offs were $107 million for the third quarter of 2015 and $142 million for the third quarter of 2014. This decline reflects the charge-offs related to the residential mortgage loan sale in the earlier quarter and lower commercial charge-offs. Net charge-offs were 0.32% of average loans and leases on an annualized basis for the third quarter of 2015, compared to 0.48% of average loans and leases for the same period in 2014.

Nine Months of 2015 compared to Nine Months of 2014

The provision for credit losses totaled $299 million for the nine months ended September 30, 2015, compared to $168 million for the same period of 2014. The increase was primarily driven by the commercial and industrial portfolio, which had $56 million of higher provision expense due to stabilization in the rate of improvement in credit trends as well as risk considerations related to the energy sector. The increase was also driven by the provision related to the RUFC, which increased $35 million due to higher commitment balances and credit trend stabilization. In addition, the prior period included a reserve release for residential mortgage due to the previously described loan sale.

Net charge-offs for the nine months ended September 30, 2015 were $306 million, compared to $422 million for the nine months ended September 30, 2014. The decrease was driven by reductions in the commercial and industrial, residential mortgage-nonguaranteed and direct retail lending portfolios of $42 million, $46 million and $16 million, respectively. Net charge-offs were 0.33% of average loans and leases on an annualized basis for the nine months ended September 30, 2015, compared to 0.48% of average loans and leases for the same period in 2014.

Noninterest Income

Third Quarter 2015 compared to Third Quarter 2014

Noninterest income for the third quarter of 2015 increased $39 million compared to the earlier quarter. This increase was primarily driven by a $29 million improvement in FDIC loss share income primarily due to lower negative accretion related to loans and a $10 million increase in investment banking and brokerage fees and commissions primarily due to capital markets activity. Insurance income declined $31 million, primarily due to the sale of American Coastal. Other income was flat compared to the earlier quarter as $25 million of higher income on partnership investments was largely offset by $24 million of lower income related to assets for certain post-employment benefits.

The remaining categories of noninterest income totaled $502 million for the current quarter, compared to $471 million for the third quarter of 2014, reflecting the impact of acquisition activity.

Nine Months of 2015 compared to Nine Months of 2014

Noninterest income for the nine months ended September 30, 2015 totaled $3.0 billion, compared to $2.8 billion for the same period in 2014, an increase of $170 million. This change was primarily driven by higher mortgage banking income, FDIC loss share income, investment banking and brokerage fees and commissions and operating lease income, partially offset by reductions in other income and insurance income.

Mortgage banking income totaled $351 million for the nine months ended September 30, 2015, compared to $267 million for the same period of the prior year. This $84 million increase reflects a higher volume of residential and commercial mortgage loan sales and higher net mortgage servicing income.

FDIC loss share income, net was $58 million better than the prior year, primarily due to lower negative accretion related to acquired loans in the current period as well as the impact of the offset to the provision for loans acquired from the FDIC.

Investment banking and brokerage fees and commissions totaled $307 million for the first nine months of 2015, up $32 million compared to the first nine months of 2014, primarily due to higher volume. Operating lease income was $91 million for the first nine months of 2015, which is an increase of $25 million primarily due to portfolio growth.

Other income totaled $226 million for the nine months ended September 30, 2015, compared to $260 million for the comparable prior year period. This decline was primarily due to a $26 million pre-tax loss on the sale of American Coastal during the second quarter of 2015.

Insurance income was $1.2 billion for the nine months ended September 30, 2015, a decrease of $18 million compared to the earlier period. This decline primarily reflects lost revenue resulting from the American Coastal sale, partially offset by higher property and casualty insurance commission revenue.

The remaining categories of noninterest income totaled $1.0 billion during the nine months ended September 30, 2015, up $23 million compared with the same period of 2014.

Noninterest Expense

Third Quarter 2015 compared to Third Quarter 2014

Noninterest expense totaled $1.6 billion for the third quarter of 2015, an increase of $55 million compared to the same period of 2014. The increase was driven by personnel expense, merger-related and restructuring charges and occupancy and equipment expense, partially offset by lower loan-related expense and the prior period loss on early extinguishment of debt.

Personnel expense increased $87 million, primarily due to $37 million for Susquehanna, $23 million in higher salaries and $16 million in higher employee benefits expense. The increase in employee benefits expense was primarily due to $21 million in higher employee health costs and $19 million in higher pension expense, partially offset by $24 million related to certain post-employment benefits.

Merger-related and restructuring charges were up $70 million and occupancy and equipment expense increased $13 million, both primarily related to Susquehanna. Loan-related expenses decreased $27 million largely due to improvements related to residential mortgage.

The earlier quarter included a $122 million loss on the early extinguishment of $1.1 billion of higher cost FHLB advances. Other categories of noninterest expense totaled $414 million for the current quarter, compared to $380 million for the same period of 2014. This increase primarily reflects acquisition activity in recent periods.

Nine Months of 2015 compared to Nine Months of 2014

Noninterest expenses totaled $4.7 billion for the nine months ended September 30, 2015, an increase of $211 million, or 4.7%, over the same period of the prior year. Primary drivers for the increase in noninterest expense include higher personnel expense, merger-related and restructuring charges and loss on early extinguishment of debt, partially offset by declines in loan-related expense and other expense.

Personnel expense was $2.6 billion for the nine months ended September 30, 2015, an increase of $190 million compared to the nine months ended September 30, 2014. The increase in personnel expense reflects a $56 million increase in pension plan expense that was driven by higher amortization of net actuarial losses and higher service cost. The increase also includes $49 million of higher salaries (including $30 million from Susquehanna), a $46 million increase in employee health costs and a $38 million increase in production-related incentives due to strong performance at certain fee income-generating businesses.

Merger-related and restructuring charges totaled $115 million for the nine months ended September 30, 2015, compared to $28 million for the prior year period. This increase is primarily due to activity related to The Bank of Kentucky, Susquehanna and AmRisc/American Coastal.

The loss on early extinguishment of debt was $172 million for the nine months ended September 30, 2015, compared to $122 million for the comparable prior year period. The loss amounts were based on the difference between market interest rates at the time of extinguishment and the stated rates on the FHLB advances that were extinguished.

Loan-related expense totaled $113 million for the first nine months of 2015, compared to $196 million for the first nine months of 2014. This improvement is primarily due to the $33 million FHA-insured loan indemnification reserve recorded during the earlier period as well as lower mortgage loan servicing claims activity in the current period.

Other expense totaled $654 million for the first nine months of 2015, compared to $713 million for the same period of 2014. This decline is primarily due to an $85 million charge recognized in the earlier period related to FHA-insured loan originations, partially offset by $19 million of higher depreciation on property held for operating leases and $10 million of other expense from Susquehanna.

Other categories of noninterest expense totaled $1.0 billion for the nine months ended September 30, 2015, an increase of $26 million compared to the same period of 2014.

Provision for Income Taxes

Third Quarter 2015 compared to Third Quarter 2014

The provision for income taxes was $222 million for the third quarter of 2015, compared to $172 million for the earlier quarter. This produced an effective tax rate for the third quarter of 2015 of 29.4%, compared to 23.7% for the earlier quarter. The earlier quarter included a $50 million income tax benefit as a result of developments in an IRS examination of tax years 2008-2010.

Nine Months of 2015 compared to Nine Months of 2014

The provision for income taxes was $543 million for the nine months ended September 30, 2015, compared to $644 million for the same period of the prior year. BB&T’s effective income tax rate for the nine months ended September 30, 2015 was 25.6%, compared to 28.7% for the same period of the prior year. The current year-to-date period includes a tax benefit of $107 million as a result of an appeals court ruling related to the Company’s ongoing case regarding the disallowance of foreign tax credits and other deductions claimed by a subsidiary in connection with a financing transaction. The prior year period includes net tax benefits totaling $36 million resulting from developments in an IRS examination of tax years 2008-2010.

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

The financial information related to the former Susquehanna’s operations are included in the Other, Treasury & Corporate segment until the systems conversion, which is scheduled to take place in the fourth quarter of 2015.

Table 2
Net Income by Reportable Segments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(Dollars in millions)
Community Banking	$264	$228	$708	$662
Residential Mortgage Banking	60	80	196	121
Dealer Financial Services	43	51	137	149
Specialized Lending	62	71	189	190
Insurance Services	21	36	146	168
Financial Services	83	69	217	203
Other, Treasury and Corporate	—	18	(12)	110
BB&T Corporation	$533	$553	$1,581	$1,603

Third Quarter 2015 compared to Third Quarter 2014

Community Banking

Community Banking serves individual and business clients by offering a variety of loan and deposit products and other financial services. The segment is primarily responsible for acquiring and maintaining client relationships.

Community Banking net income was $264 million for the third quarter of 2015, an increase of $36 million compared to the earlier quarter. Net income results include the impact of the acquisition of additional retail branches in Texas in the first quarter of 2015 and The Bank of Kentucky in the second quarter of 2015. Segment net interest income increased $39 million, primarily driven by commercial and retail loan growth and deposit growth resulting from the acquisitions, partially offset by lower interest rates on new commercial loans. Noninterest income decreased $4 million, primarily due to lower service charges on deposits. The allocated provision for credit losses decreased $48 million as the result of lower net charge-offs and an improvement in credit trends in the commercial loan portfolio. Noninterest expense increased $25 million driven by higher salary, pension, and occupancy and equipment expense due to the acquisitions as well as higher franchise tax expense.

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

Residential Mortgage Banking net income was $60 million for the third quarter of 2015, a decrease of $20 million compared to the earlier quarter. Segment net interest income decreased $11 million, primarily the result of lower average loan balances due to the current strategy of selling substantially all conforming mortgage loan production. Noninterest income increased $10 million driven by an increase in gains on mortgage loan production and sales as a result of higher saleable lock volumes and margins. The allocated provision for credit losses was $7 million in the third quarter of 2015, compared to a benefit of $48 million in the earlier quarter. Earlier quarter results reflect the benefit of the sale of approximately $550 million of residential mortgage loans, which resulted in an ALLL release of $42 million. Noninterest expense decreased $24 million compared to the earlier quarter, which primarily reflects lower foreclosure-related expense.

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

Dealer Financial Services net income was $43 million for the third quarter of 2015, a decrease of $8 million compared to the earlier quarter. Segment net interest income increased $8 million, primarily driven by growth in the Regional Acceptance loan portfolio and the inclusion of dealer floor plan loans in the segment in the first quarter of 2015, partially offset by lower interest rates on new loans. The allocated provision for credit losses increased $14 million, primarily due to an increase in loss severity related to the Regional Acceptance loan portfolio. Noninterest expense increased $6 million driven by higher personnel and loan processing expense.

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

Specialized Lending net income was $62 million for the third quarter of 2015, a decrease of $9 million compared to the earlier quarter. Noninterest income decreased $4 million driven by lower commercial mortgage income and lower gains on finance leases, partially offset by higher operating lease income. The allocated provision for credit losses increased $5 million primarily due to higher net charge-offs in the commercial finance loan portfolio. Noninterest expense increased $8 million, primarily due to higher personnel expense and higher depreciation of property under operating leases.

Insurance Services

BB&T’s insurance agency / brokerage network is the fifth largest in the United States and sixth largest in the world. Insurance Services provides property and casualty, life and health insurance to businesses and individual clients. It also provides small business and corporate products, such as workers compensation and professional liability, as well as surety coverage and title insurance.

Insurance Services net income was $21 million for the third quarter of 2015, a decrease of $15 million compared to the earlier quarter. Insurance Service’s noninterest income decreased $34 million, which primarily reflects lower direct commercial property and casualty insurance premiums due to the sale of American Coastal. Noninterest expense decreased $13 million driven by lower business referral and insurance claims expense primarily related to the sale of American Coastal and lower operating charge-offs.

Financial Services

Financial Services provides personal trust administration, estate planning, investment counseling, wealth management, asset management, employee benefits services, corporate banking and corporate trust services to individuals, corporations, institutions, foundations and government entities. In addition, Financial Services offers clients investment alternatives, including discount brokerage services, equities, fixed-rate and variable-rate annuities, mutual funds and governmental and municipal bonds through BB&T Investment Services, Inc. The segment also includes BB&T Securities, a full-service brokerage and investment banking firm, the Corporate Banking Division, which originates and services large corporate relationships, syndicated lending relationships and client derivatives, and BB&T’s consolidated SBIC funds, which constitute the significant majority of BB&T’s private equity investments.

Financial Services net income was $83 million for the third quarter of 2015, an increase of $14 million compared to the earlier quarter. Segment net interest income increased $22 million driven by Corporate Banking and BB&T Wealth loan and deposit growth and higher funding spreads, partially offset by lower interest rates on new loans. Noninterest income increased $36 million due to higher capital market fees, investment commissions and brokerage fees and income from SBIC private equity investments. The allocated provision for credit losses increased $15 million as the result of Corporate Banking loan growth, portfolio mix and risk expectations related to the oil and energy sector. Noninterest expense increased $20 million compared to the earlier quarter, primarily driven by higher personnel, occupancy and equipment and professional services expense as a result of increased revenue-producing activities.

Other, Treasury & Corporate

Net income in Other, Treasury & Corporate can vary due to the changing needs of the Corporation, including the size of the investment portfolio, the need for wholesale funding and income received from derivatives used to hedge the balance sheet.

In the third quarter of 2015, Other, Treasury & Corporate net income decreased $18 million compared to the earlier quarter. Segment net interest income increased $54 million driven primarily by the acquisition of Susquehanna and the inclusion of its financial results in the segment. Noninterest income increased $34 million, primarily due to improved FDIC loss share income and higher service charges on deposits primarily related to Susquehanna. The allocated provision for credit losses was a benefit of $4 million in the third quarter of 2015, compared to a benefit of $32 million in the earlier quarter. This $28 million increase primarily reflects the impact of the quarterly reassessment of expected future cash flows on the acquired from FDIC and PCI loan portfolio and a $22 million release in the reserve for unfunded lending commitments driven by improvements related to the mix of lines of credit, letters of credit and bankers’ acceptances in the earlier quarter. Noninterest expense increased $27 million, primarily due to higher salary, employee insurance, occupancy and equipment expense primarily related to Susquehanna as well as merger-related charges, partially offset by the previously disclosed $122 million loss on early extinguishment of FLHB advances in the earlier quarter. Allocated corporate expense decreased by $14 million compared to the earlier quarter.

Nine Months of 2015 compared to Nine Months of 2014

Community Banking

Community Banking net income was $708 million for the nine months ended September 30, 2015, an increase of $46 million compared to the same period of the prior year. Net income results include the impact of the acquisition of additional retail branches in Texas in the first quarter of 2015 and the Bank of Kentucky in the second quarter of 2015. Segment net interest income increased $34 million, primarily driven by growth in commercial real estate and direct retail loans partially due to the acquisitions, partially offset by lower interest rates on new loans and lower funding spreads on deposits. Noninterest income decreased $23 million driven by lower service charges on deposits, international factoring commissions and letter of credit fees. Intersegment referral fee income increased $18 million driven by higher loan referrals to the Residential Mortgage Banking segment and higher capital markets and investment services referrals to the Financial Services segment. The allocated provision for credit losses decreased $75 million as a result of lower commercial and retail loan net charge-offs. Noninterest expense increased $21 million driven by higher incentive, pension and franchise tax expense and merger-related charges. Allocated corporate expense increased $13 million driven by internal business initiatives.

Residential Mortgage Banking

Residential Mortgage Banking net income was $196 million for the nine months ended September 30, 2015, an increase of $75 million compared to the same period of the prior year. Segment net interest income decreased $37 million, primarily the result of lower interest rates on new LHFS and lower LHFI balances reflecting the current strategy of selling substantially all conforming mortgage loan production. Noninterest income increased $67 million, driven by higher gains on residential mortgage loan production and sales and an increase in net MSR income. The allocated provision for credit losses reflected a benefit of $2 million in the first nine months of 2015, compared to a benefit of $69 million in the earlier period, partially attributable to stabilization in the rate of improvement in credit trends. Earlier period results reflected the benefit of the sale of approximately $550 million of residential mortgage TDRs. Noninterest expense decreased $157 million, which primarily reflects the impact of adjustments totaling $118 million relating to the previously disclosed FHA-insured loan exposures in the earlier period. The decrease in noninterest expense was also partially attributable to lower salary and other loan processing expense.

Dealer Financial Services

Dealer Financial Services net income was $137 million for the nine months ended September 30, 2015, a decrease of $12 million compared to the same period of the prior year. Segment net interest income increased $29 million, primarily driven by growth in the Dealer Finance and Regional Acceptance loan portfolios and the inclusion of dealer floor plan loans in the segment results beginning in the first quarter of 2015. The allocated provision for credit losses increased $19 million, primarily due to higher expectations of loss severity related to the nonprime automobile loan portfolio, partially offset by loan growth adjustments. Noninterest expense increased $23 million driven by higher personnel, professional services, loan processing and other expenses.

Specialized Lending

Specialized Lending net income was $189 million for the nine months ended September 30, 2015, a decrease of $1 million compared to the same period of the prior year. Segment net interest income increased $4 million driven by strong growth in mortgage warehouse loans, small ticket consumer loans and commercial mortgage loans, partially offset by lower interest rates on new loans. Noninterest income increased $34 million driven by higher commercial mortgage and operating lease income. The allocated provision for credit losses increased $9 million due to higher net charge-offs in the commercial finance loan portfolio. Noninterest expense increased $31 million, primarily due to higher personnel expense and higher depreciation of property under operating leases.

Insurance Services

Insurance Services net income was $146 million for the nine months ended September 30, 2015, a decrease of $22 million compared to the same period of the prior year. Insurance Service’s noninterest income decreased $22 million, which primarily reflects lower direct commercial property and casualty insurance premiums due to the previously disclosed sale of American Coastal, partially offset by higher new and renewal commercial property and casualty insurance business. Noninterest expense decreased $12 million driven by lower business referral and insurance claims expense and lower operating charge-offs, partially offset by higher employee insurance and pension expense and merger-related charges. Allocated corporate expenses increased $18 million primarily due to the centralization of certain corporate support functions during mid-2014.

Financial Services

Financial Services net income was $217 million for the nine months ended September 30, 2015, an increase of $14 million compared to the same period of the prior year. Segment net interest income increased $56 million driven by Corporate Banking and BB&T Wealth loan and deposit growth, partially offset by lower interest rates on new loans and lower funding spreads on deposits. Noninterest income increased $78 million as a result of higher capital market fees, investment commissions and brokerage fees, trust income, commercial unused commitment fees and income from SBIC private equity investments. The allocated provision for credit losses increased $59 million as a result of the Corporate Banking loan portfolio mix and risk expectations related to the oil and energy sector. Noninterest expense increased $50 million compared to the earlier period, driven by higher salary, incentive, pension and professional services expense.

Other, Treasury & Corporate

Other, Treasury & Corporate generated a net loss of $12 million for the nine months ended September 30, 2015, compared to net income of $110 million in the same period of the prior year. Segment net interest income decreased $39 million driven by lower PCI loan balances and lower funding spreads. Noninterest income increased $36 million, primarily due to improved FDIC loss share income, partially offset by the loss on the previously disclosed sale of American Coastal. The allocated provision for credit losses reflected a benefit of $5 million in the first nine months of 2015, compared to a benefit of $57 million in the earlier period, primarily due to a release in the RUFC in the earlier period driven by improvements related to the mix of unfunded lending exposures. Noninterest expense increased $251 million, driven by higher salary, employee insurance and pension expense, partially attributable to the Susquehanna acquisition, as well as higher merger-related charges. In addition, noninterest expense for the current year includes the previously disclosed $172 million loss on early extinguishment of FHLB advances, compared to a similar loss of $122 million in the prior year. Intersegment referral fee expenses increased $21 million driven largely by higher mortgage loan referrals shared by other segments. Allocated corporate expense decreased by $42 million compared to the earlier period as a result of higher expense allocations to the other segments related to internal business initiatives and the continued centralization of certain support functions into the respective allocated corporate centers.

Analysis of Financial Condition

Investment Activities

The total securities portfolio was $43.5 billion at September 30, 2015, compared to $41.1 billion at December 31, 2014. As of September 30, 2015, the securities portfolio included $24.2 billion of AFS securities (at fair value) and $19.2 billion of HTM securities (at amortized cost).

The effective duration of the securities portfolio was 3.8 years at September 30, 2015, compared to 3.9 years at December 31, 2014. The duration of the securities portfolio excludes equity securities, auction rate securities and certain non-agency residential MBS that were acquired in the Colonial acquisition.

BB&T transferred $517 million of HTM securities to AFS during the third quarter of 2015. These securities, which were sold by the end of the third quarter, represented investments in student loans for which there was a significant increase in risk weighting as a result of the implementation of Basel III.

See Note 3 “Securities” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to BB&T’s evaluation of securities for OTTI.

Lending Activities

Loans HFI totaled $135.5 billion at September 30, 2015, up $15.6 billion compared to December 31, 2014. The increase in loans HFI reflects the impact of the Susquehanna acquisition, which added $12.9 billion in loans. Commercial and industrial loans grew $6.6 billion during the first nine months of 2015 ($2.7 billion excluding Susquehanna), CRE – income producing properties loans grew $2.6 billion ($507 million excluding Susquehanna), direct retail lending loans grew $2.5 billion ($765 million excluding Susquehanna) and other lending subsidiaries loans grew $1.8 billion ($986 million excluding Susquehanna). In addition, the acquisition of The Bank of Kentucky added $1.2 billion in loans as of the acquisition date.

The following table presents the composition of average loans and leases:

Table 3
Composition of Average Loans and Leases

	For the Three Months Ended
	9/30/15	6/30/15	3/31/15	12/31/14	9/30/14

	(Dollars in millions)
Commercial and industrial	$46,462	$42,541	$41,448	$40,383	$39,906
CRE-income producing properties	12,514	10,730	10,680	10,681	10,596
CRE-construction and development	3,502	2,767	2,734	2,772	2,670
Dealer floor plan	1,056	1,010	1,040	1,053	1,000
Direct retail lending	9,926	8,449	8,191	8,085	7,912
Sales finance	10,386	9,507	9,458	9,194	9,313
Revolving credit	2,421	2,365	2,385	2,427	2,396
Residential mortgage	30,384	29,862	30,427	31,046	32,000
Other lending subsidiaries	12,837	11,701	11,318	11,351	11,234
PCI	1,052	1,055	1,156	1,309	1,537
Total average loans and leases HFI	$130,540	$119,987	$118,837	$118,301	$118,564

Average loans held for investment for the third quarter of 2015 were $130.5 billion, up $10.6 billion compared to the second quarter of 2015. Excluding Susquehanna and The Bank of Kentucky, average loans were up $976 million, or 3.2% annualized.

Average commercial and industrial loans increased $3.9 billion during the third quarter of 2015. Susquehanna contributed $2.7 billion of this increase, while The Bank of Kentucky accounted for $534 million of the increase. Excluding the acquisitions, average commercial and industrial loans increased $715 million, or 6.7% on an annualized basis, which reflects continued growth from large corporate clients.

CRE – income producing properties average loan balances increased $1.8 billion, with Susquehanna and The Bank of Kentucky contributing $1.4 billion and $297 million, respectively. CRE – construction and development increased $735 million; excluding the acquisitions, growth for CRE – construction and development was $128 million or 18.4% annualized.

Sales finance average loans increased $879 million as Susquehanna added $1.2 billion in average sales finance balances. Effective July 1, 2015, BB&T implemented a new program that no longer allows dealer markup on retail installment sales contracts, but instead offers a flat-fee dealer compensation program. Other lending subsidiaries average loans increased $1.1 billion, or $609 million (20.6% annualized) excluding Susquehanna. Direct retail lending grew $1.5 billion, or $253 million (11.9% annualized) excluding the acquisitions.

Excluding acquisition activity, average residential mortgage loans decreased $548 million, which reflects the continued strategy to sell conforming residential mortgage loan production. Acquisition activity contributed $1.1 billion of average residential mortgage loans.

Asset Quality

Asset quality remained strong during the third quarter of 2015. NPAs, which include foreclosed real estate, repossessions, NPLs and nonperforming TDRs, totaled $744 million at September 30, 2015, compared to $782 million at December 31, 2014. The decrease in NPAs was primarily driven by a decline in NPLs of $31 million. NPAs as a percentage of loans and leases HFI plus foreclosed property were 0.55% at September 30, 2015, compared with 0.65% at December 31, 2014. The acquisition of Susquehanna added $10 million of NPAs.

The following table presents activity related to NPAs, excluding foreclosed real estate acquired from the FDIC:

Table 4
Rollforward of NPAs

		Nine Months Ended September 30,
		2015	2014

		(Dollars in millions)
	Beginning balance	$726	$1,053
	New NPAs	908	998
	Advances and principal increases	54	57
	Disposals of foreclosed assets (1)	(347)	(362)
	Disposals of NPLs (2)	(101)	(178)
	Charge-offs and losses	(183)	(237)
	Payments	(265)	(305)
	Transfers to performing status	(104)	(152)
	Acquired in business combinations	10	―
	Other, net	1	9
	Ending balance	$699	$883

(1)	Includes charge-offs and losses recorded upon sale of $121 million and $122 million for the nine months ended September 30, 2015 and 2014, respectively.
(2)	Includes charge-offs and losses recorded upon sale of $15 million and $25 million for the nine months ended September 30, 2015 and 2014, respectively.

The following tables summarize asset quality information for the past five years. As more fully described below, this information has been adjusted to exclude certain components:

•	BB&T has recorded certain amounts related to government guaranteed GNMA mortgage loans that BB&T has the option, but not the obligation, to repurchase and has effectively regained control. These amounts are reported in the Consolidated Balance Sheets but have been excluded from the asset quality disclosures, as management believes they result in distortion of the reported metrics. The amount of government guaranteed GNMA mortgage loans that have been excluded are noted in the footnotes to Table 5.

•	In addition, BB&T has concluded that the inclusion of PCI loans in “Loans 90 days or more past due and still accruing as a percentage of total loans and leases” may result in significant distortion to this ratio. The inclusion of these loans could result in a lack of comparability across quarters or years, and could negatively impact comparability with other portfolios that were subject to different accounting requirements. BB&T believes that the presentation of this asset quality measure excluding PCI loans provides additional perspective into underlying trends related to the quality of its loan portfolio. Accordingly, the asset quality measures in Table 6 present asset quality information on a consolidated basis as well as “Loans 90 days or more past due and still accruing as a percentage of total loans and leases” excluding PCI loans.

Table 5
Asset Quality

	Three Months Ended
	9/30/2015	6/30/2015	3/31/2015	12/31/2014	9/30/2014

	(Dollars in millions)
NPAs (1)
NPLs:
Commercial and industrial	$211	$198	$230	$239	$259
CRE-income producing properties	45	59	63	74	81
CRE-construction and development	24	16	18	26	37
Dealer floor plan	7	7	―	―	―
Direct retail lending	39	41	47	48	50
Sales finance	6	6	7	5	5
Residential mortgage-nonguaranteed (2)	196	188	183	166	298
Other lending subsidiaries	57	57	51	58	54
Total nonaccrual loans and leases HFI (2)	585	572	599	616	784
Foreclosed real estate	85	86	90	87	75
Foreclosed real estate-acquired from FDIC	45	47	53	56	56
Other foreclosed property	29	24	23	23	24
Total NPAs (1)(2)	$744	$729	$765	$782	$939

Performing TDRs (3)
Commercial and industrial	$54	$75	$54	$64	$90
CRE-income producing properties	12	21	15	27	25
CRE-construction and development	14	23	25	30	28
Direct retail lending	75	81	84	84	89
Sales finance	18	18	18	19	20
Revolving credit	34	36	38	41	44
Residential mortgage-nonguaranteed (4)	275	273	269	261	254
Residential mortgage-government guaranteed	321	328	325	360	437
Other lending subsidiaries	173	172	168	164	151
Total performing TDRs (3)(4)	$976	$1,027	$996	$1,050	$1,138

Loans 90 days or more past due and still accruing
Direct retail lending	$12	$10	$9	$12	$13
Sales finance	4	4	3	5	5
Revolving credit	9	9	10	9	10
Residential mortgage-nonguaranteed	61	60	59	83	79
Residential mortgage-government guaranteed (5)	128	154	157	238	232
PCI	260	124	154	188	229
Total loans 90 days or more past due and still accruing (5)	$474	$361	$392	$535	$568

Loans 30-89 days past due
Commercial and industrial	$26	$16	$20	$23	$19
CRE-income producing properties	6	4	7	4	5
CRE-construction and development	2	3	2	1	1
Direct retail lending	46	41	40	41	40
Sales finance	63	53	49	62	55
Revolving credit	20	19	19	23	22
Residential mortgage-nonguaranteed	368	362	356	392	424
Residential mortgage-government guaranteed (6)	73	74	68	80	95
Other lending subsidiaries	274	230	151	237	217
PCI	28	31	47	33	41
Total loans 30-89 days past due (6)	$906	$833	$759	$896	$919

Excludes loans held for sale.

(1)	PCI loans are accounted for using the accretion method.
(2)	During the fourth quarter of 2014, approximately $121 million of residential mortgage NPLs were sold.
64

(3)	Excludes TDRs that are nonperforming totaling $154 million, $127 million, $127 million, $126 million and $207 million at September 30, 2015, June 30, 2015, March 31, 2015, December 31, 2014 and September 30, 2014, respectively. These amounts are included in total NPAs.
(4)	During the third quarter of 2014, approximately $540 million of performing residential mortgage TDRs were sold.
(5)	Excludes government guaranteed GNMA mortgage loans that BB&T has the right but not the obligation to repurchase that are 90 days or more past due totaling $353 million, $338 million, $361 million, $410 million and $395 million at September 30, 2015, June 30, 2015, March 31, 2015, December 31, 2014, and September 30, 2014, respectively.
(6)	Excludes government guaranteed GNMA mortgage loans that BB&T has the right but not the obligation to repurchase that are past due 30-89 days totaling $3 million, $3 million, $2 million, $2 million and $4 million at September 30, 2015, June 30, 2015, March 31, 2015, December 31, 2014, and September 30, 2014, respectively.

Table 6
Asset Quality Ratios

	As of / For the Three Months Ended
	9/30/2015		6/30/2015		3/31/2015		12/31/2014		9/30/2014
Asset Quality Ratios (including PCI):
Loans 30-89 days past due and still accruing as a
percentage of loans and leases HFI (1)	0.67%		0.68%		0.63%		0.75%		0.77%
Loans 90 days or more past due and still accruing as a
percentage of loans and leases HFI (1)	0.35		0.29		0.33		0.45		0.48
NPLs as a percentage of loans and leases HFI	0.43		0.47		0.50		0.51		0.66
NPAs as a percentage of:
Total assets	0.36		0.38		0.40		0.42		0.50
Loans and leases HFI plus foreclosed property	0.55		0.60		0.64		0.65		0.79
Net charge-offs as a percentage of average loans and leases
HFI	0.32		0.33		0.34		0.39		0.48
ALLL as a percentage of loans and leases HFI	1.08		1.19		1.22		1.23		1.27
Ratio of ALLL to:
Net charge-offs	3.44	x	3.71	x	3.60	x	3.21	x	2.67	x
NPLs	2.49		2.55		2.45		2.39		1.92

Asset Quality Ratios (excluding PCI) (2):
Loans 90 days or more past due and still accruing as a
percentage of loans and leases HFI (1)	0.16%		0.19%		0.20%		0.29%		0.29%

	As of / For the
	Nine Months Ended
	September 30,
	2015		2014
Asset Quality Ratios (including PCI):
Net charge-offs as a percentage of average loans and leases	0.33%		0.48%
Ratio of ALLL to net charge-offs	3.58	x	2.66	x

Applicable ratios are annualized.

(1)	Excludes government guaranteed GNMA mortgage loans that BB&T has the right but not the obligation to repurchase. Refer to the footnotes of Table 5 for amounts related to these loans.
(2)	These asset quality ratios have been adjusted to remove the impact of PCI. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios. Management believes the inclusion of PCI in certain asset quality ratios that include NPAs, past due loans or net charge-offs in the numerator or denominator results in distortion of these ratios and they may not be comparable to other periods presented or to other portfolios that were subject to different accounting requirements.

Loans 30-89 days past due and still accruing, excluding government guaranteed GNMA mortgage loans that BB&T has the right but not the obligation to repurchase, totaled $906 million at September 30, 2015, an increase of $10 million compared to December 31, 2014. The increase was primarily due to the Susquehanna acquisition partially offset by improvements in residential mortgage-nonguaranteed due to improved credit quality and the current strategy of selling all conforming loan production.

Loans 90 days or more past due and still accruing totaled $474 million at September 30, 2015, a decrease of $61 million compared to December 31, 2014. This decline is due to improvement in residential mortgage delinquencies and runoff of delinquent loans acquired from the FDIC, partially offset by the addition of PCI loans acquired from Susquehanna, the majority of which were 90 days or more past due.

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

Certain residential mortgage loans have an initial period where the borrower is only required to pay the periodic interest. After the interest-only period, the loan will require the payment of both interest and principal over the remaining term. At September 30, 2015, approximately 3.8% of the outstanding balances of residential mortgage loans were in the interest-only phase, compared to 5.3% at December 31, 2014. Approximately 89.6% of the interest-only balances will begin amortizing within the next three years. Approximately 2.0% of interest-only loans are 30 days or more past due and still accruing and 1.5% are on nonaccrual status.

Home equity lines, which are a component of the direct retail portfolio, generally require interest-only payments during the first 15 years after origination. After this initial period, the outstanding balance begins amortizing and requires the payment of both interest and principal. At September 30, 2015, approximately 74.2% of the outstanding balances of home equity lines were in the interest-only phase. Approximately 9.0% of these balances will begin amortizing within the next three years. The delinquency rate of interest-only lines is similar to amortizing lines.

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

Performing TDRs totaled $976 million at September 30, 2015, a decrease of $74 million compared to December 31, 2014. The following table provides a summary of HFI performing TDR activity:

Table 7
Rollforward of Performing TDRs

	Nine Months Ended September 30,
	2015	2014

	(Dollars in millions)
Beginning balance	$1,050	$1,705
Inflows	342	455
Payments and payoffs	(183)	(155)
Charge-offs	(32)	(66)
Transfers to nonperforming TDRs, net	(71)	(53)
Removal due to the passage of time	(27)	(108)
Non-concessionary re-modifications	(2)	(22)
Sold and transferred to LHFS	(101)	(622)
Other	―	4
Ending balance	$976	$1,138

The following table provides further details regarding the payment status of TDRs outstanding at September 30, 2015:

Table 8
TDRs

	September 30, 2015
			Past Due		Past Due
	Current Status		30-89 Days		90 Days Or More				Total

	(Dollars in millions)
Performing TDRs (1):
Commercial and industrial	$53	98.1%	$1	1.9%	$	―	―	%	$54
CRE-income producing properties	12	100.0	―	―		―	―		12
CRE-construction and development	14	100.0	―	―		―	―		14
Direct retail lending	73	97.3	2	2.7		―	―		75
Sales finance	16	88.9	2	11.1		―	―		18
Revolving credit	29	85.3	4	11.8		1	2.9		34
Residential mortgage-nonguaranteed	224	81.5	43	15.6		8	2.9		275
Residential mortgage-government guaranteed	180	56.1	62	19.3		79	24.6		321
Other lending subsidiaries	142	82.1	31	17.9		―	―		173
Total performing TDRs	743	76.1	145	14.9		88	9.0		976
Nonperforming TDRs (2)	70	45.5	15	9.7		69	44.8		154
Total TDRs	$813	71.9	$160	14.2		$157	13.9		$1,130

(1)	Past due performing TDRs are included in past due disclosures.
(2)	Nonperforming TDRs are included in NPL disclosures.

Allowance for Credit Losses

The ACL, which consists of the ALLL and the RUFC, totaled $1.6 billion at September 30, 2015, an increase of $17 million compared to December 31, 2014. The ALLL amounted to 1.08% of loans and leases held for investment at September 30, 2015, compared to 1.23% at December 31, 2014. This decline reflects the Susquehanna acquisition, which provided $12.9 billion in loans and no related allowance upon the acquisition date as a result of purchase accounting. The UPB of loans acquired from Susquehanna totaled $13.7 billion at the acquisition date. During 2015, $24 million was added to the RUFC as a result of the acquisitions. The ratio of the ALLL to nonperforming loans and leases held for investment was 2.49 times at September 30, 2015, compared to 2.39 times at December 31, 2014.

Net charge-offs totaled $107 million for the third quarter of 2015 and amounted to 0.32% of average loans and leases, compared to $142 million, or 0.48% of average loans and leases in the third quarter of 2014. For the nine months ended September 30, 2015, net charge-offs were $306 million and amounted to 0.33% of average loans and leases compared to $422 million, or 0.48% of average loans and leases in the same period of 2014.

Charge-offs related to PCI loans represent realized losses in certain acquired loan pools that exceed the amounts originally estimated at the acquisition date. This impairment was provided for in prior quarters and therefore the charge-offs have no impact on the Consolidated Statements of Income.

Refer to Note 4 “Loans and ACL” in the “Notes to Consolidated Financial Statements” for additional disclosures.

The following table presents an allocation of the ALLL at September 30, 2015 and December 31, 2014. This allocation of the ALLL is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 9
Allocation of ALLL by Category

	September 30, 2015		December 31, 2014
		% Loans		% Loans
		in each		in each
	Amount	category	Amount	category

	(Dollars in millions)
Commercial and industrial	$462	35.6%	$422	34.6%
CRE-income producing properties	135	9.8	162	8.9
CRE-construction and development	33	2.8	48	2.3
Dealer floor plan	9	0.8	10	0.9
Direct retail lending	116	7.8	110	6.8
Sales finance	42	7.9	40	7.9
Revolving credit	101	1.8	110	2.1
Residential mortgage-nonguaranteed	195	22.3	217	25.1
Residential mortgage-government guaranteed	27	0.6	36	0.8
Other lending subsidiaries	278	9.8	255	9.6
PCI	60	0.8	64	1.0
Total ALLL	1,458	100.0%	1,474	100.0%
RUFC	93		60
Total ACL	$1,551		$1,534

Activity related to the ACL is presented in the following table:

Table 10
Analysis of ACL

	Three Months Ended
	9/30/2015	6/30/2015	3/31/2015	12/31/2014	9/30/2014

	(Dollars in millions)
Beginning balance	$1,535	$1,532	$1,534	$1,567	$1,675
Provision for credit losses (excluding PCI)	100	97	105	84	46
Provision (benefit) for PCI loans	3	―	(6)	(1)	(12)
Charge-offs:
Commercial and industrial	(16)	(32)	(14)	(27)	(31)
CRE-income producing properties	(4)	(4)	(9)	(4)	(8)
CRE-construction and development	(1)	―	(2)	(2)	(2)
Direct retail lending	(15)	(13)	(12)	(14)	(17)
Sales finance	(5)	(5)	(6)	(7)	(5)
Revolving credit	(17)	(19)	(18)	(18)	(17)
Residential mortgage-nonguaranteed	(7)	(8)	(11)	(10)	(31)
Residential mortgage-government guaranteed	(3)	(1)	―	―	(1)
Other lending subsidiaries	(77)	(57)	(67)	(71)	(66)
PCI	―	―	(1)	(14)	―
Total charge-offs	(145)	(139)	(140)	(167)	(178)

Recoveries:
Commercial and industrial	8	13	8	13	10
CRE-income producing properties	3	1	2	7	2
CRE-construction and development	3	2	4	4	2
Direct retail lending	8	7	8	7	7
Sales finance	2	2	3	2	2
Revolving credit	5	5	5	5	4
Residential mortgage-nonguaranteed	1	1	―	5	1
Other lending subsidiaries	8	10	9	8	8
Total recoveries	38	41	39	51	36
Net charge-offs	(107)	(98)	(101)	(116)	(142)
Other	20	4	―	―	―
Ending balance	$1,551	$1,535	$1,532	$1,534	$1,567

ALLL (excluding PCI)	$1,398	$1,400	$1,407	$1,410	$1,425
Allowance for PCI loans	60	57	57	64	79
RUFC	93	78	68	60	63
Total ACL	$1,551	$1,535	$1,532	$1,534	$1,567

		Nine Months Ended
		September 30,
		2015	2014

		(Dollars in millions)
	Beginning balance	$1,534	$1,821
	Provision for credit losses (excluding PCI)	302	196
	Provision (benefit) for PCI loans	(3)	(28)
	Charge-offs:
	Commercial and industrial	(62)	(104)
	CRE-income producing properties	(17)	(27)
	CRE-construction and development	(3)	(9)
	Direct retail lending (1)	(40)	(55)
	Sales finance	(16)	(16)
	Revolving credit	(54)	(53)
	Residential mortgage-nonguaranteed (1)	(26)	(72)
	Residential mortgage-government guaranteed	(4)	(2)
	Other lending subsidiaries	(201)	(198)
	PCI	(1)	(7)
	Total charge-offs	(424)	(543)

	Recoveries:
	Commercial and industrial	29	29
	CRE-income producing properties	6	7
	CRE-construction and development	9	15
	Direct retail lending (1)	23	22
	Sales finance	7	7
	Revolving credit	15	14
	Residential mortgage-nonguaranteed (1)	2	2
	Other lending subsidiaries	27	25
	Total recoveries	118	121
	Net charge-offs	(306)	(422)
	Other	24	―
	Ending balance	$1,551	$1,567

(1)	During the first quarter of 2014, $8.3 billion of loans were transferred from direct retail lending to residential mortgage. Charge-offs and recoveries have been reflected in these line items based upon the date the loans were transferred.

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

Table 11
Assets Acquired from the FDIC by Loss Share Agreement

	September 30, 2015			December 31, 2014
	Commercial	Single Family	Total	Commercial	Single Family	Total

	(Dollars in millions)
Loans and leases	$320	$562	$882	$561	$654	$1,215
AFS securities	1,111	―	1,111	1,243	―	1,243
Other assets	48	30	78	58	38	96
Total assets acquired from the FDIC	$1,479	$592	$2,071	$1,862	$692	$2,554

UPB of loans and leases	$525	$763	$1,288	$836	$888	$1,724

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

The gain/loss sharing coverage related to the acquired AFS securities is based on a contractually-specified value of the securities as of the date of the commercial loss sharing agreement, adjusted to reflect subsequent pay-downs, redemptions or maturities on the underlying securities. The contractually-specified value of these securities was approximately $525 million and $626 million at September 30, 2015 and December 31, 2014, respectively. During the period of gain sharing (October 1, 2014 through September 30, 2017), any decline in the fair value of the acquired AFS securities down to the contractually-specified value would reduce BB&T’s liability to the FDIC at the applicable loss sharing percentage. BB&T is not indemnified for declines in the fair value of the acquired securities below the contractually-specified amount.

The following table provides information related to the carrying amounts and fair values of the components of the FDIC loss share receivable (payable):

Table 12
FDIC Loss Share Receivable (Payable)

	September 30, 2015		December 31, 2014
Attributable to:	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in millions)
Loans	$331	$23	$534	$123
Securities	(546)	(524)	(565)	(535)
Aggregate loss calculation	(145)	(168)	(132)	(161)
Total	$(360)	$(669)	$(163)	$(573)

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

The cumulative amount recognized through earnings related to securities acquired from the FDIC resulted in a liability of $264 million as of September 30, 2015. Securities acquired from the FDIC are classified as AFS and carried at fair market value, and the changes in unrealized gains/losses are offset by the applicable loss share percentage in AOCI, which resulted in an additional pre-tax liability of $282 million as of September 30, 2015. BB&T would only owe these amounts to the FDIC if BB&T were to sell these securities prior to October 1, 2017. BB&T does not currently intend to dispose of the acquired securities.

Following the conclusion of the 10 year loss share period in 2019, should actual aggregate losses, excluding securities, be less than an amount determined in accordance with these agreements, BB&T will pay the FDIC a portion of the difference. As of September 30, 2015, BB&T projects that in 2019 it would owe the FDIC approximately $183 million under the aggregate loss calculation. This liability is expensed over time and BB&T has recognized total expense of approximately $145 million through September 30, 2015.

Deposits

Deposits totaled $147.8 billion at September 30, 2015, an increase of $18.8 billion from December 31, 2014. The acquisition of Susquehanna added $14.1 billion in deposits. Noninterest-bearing deposits increased $5.9 billion (up $3.9 billion excluding Susquehanna), interest checking increased $3.3 billion (up $46 million excluding Susquehanna) and money market and savings increased $11.1 billion (up $6.5 billion excluding Susquehanna). Time deposits declined $1.5 billion (down $5.5 billion excluding Susquehanna). The acquisitions of Texas retail branches and The Bank of Kentucky added $3.5 billion in deposits.

The following table presents the composition of average deposits for the last five quarters:

Table 13
Composition of Average Deposits

	For the Three Months Ended
	9/30/15	6/30/15	3/31/15	12/31/14	9/30/14

	(Dollars in millions)
Noninterest-bearing deposits	$44,153	$41,502	$39,701	$39,130	$38,103
Interest checking	22,593	20,950	20,623	19,308	18,588
Money market and savings	59,306	53,852	51,644	51,176	49,974
Time deposits	16,837	14,800	17,000	20,041	23,304
Foreign office deposits - interest-bearing	948	764	563	660	639
Total average deposits	$143,837	$131,868	$129,531	$130,315	$130,608

Average deposits for the third quarter were $143.8 billion, an increase of $12.0 billion compared to the prior quarter. The acquisition of Susquehanna contributed $1.5 billion in average noninterest-bearing deposits, $2.2 billion in average interest checking balances, $3.1 billion in average money market and savings and $2.7 billion in average time deposit balances. The acquisition of The Bank of Kentucky accounted for growth of $424 million in average noninterest-bearing deposits, $415 million in average interest checking balances, $285 million in average money market and savings and $245 million in average time deposit balances. Excluding these transactions, average deposits grew $1.2 billion, or 3.6% annualized.

Excluding these acquisitions, noninterest-bearing deposits increased $721 million (6.9% annualized), average money market and savings balances increased $2.1 billion (15.5% annualized), while average interest checking balances declined $924 million (17.5% annualized) and time deposits declined $878 million (23.6% annualized).

Noninterest-bearing deposits represented 30.7% of total average deposits for the third quarter, compared to 31.5% for the prior quarter and 29.2% a year ago. The change in composition from the second quarter to the third quarter was driven by the mix of deposits acquired from Susquehanna and The Bank of Kentucky.

The cost of interest-bearing deposits was 0.24% for the third quarter, flat compared to the prior quarter.

Borrowings

At September 30, 2015, short-term borrowings totaled $2.6 billion, a decrease of $1.1 billion compared to December 31, 2014. Long-term debt totaled $24.9 billion at September 30, 2015, an increase of $1.6 billion from the balance at December 31, 2014. During the third quarter of 2015, $1.2 billion of subordinated bank notes with a stated interest rate of 3.63% were issued. During the second quarter of 2015, higher cost FHLB advances totaling $931 million with a weighted average interest rate of 4.84% were extinguished, and $1.0 billion of medium term senior notes with a stated interest rate of 2.625% were issued.

Shareholders’ Equity

Total shareholders’ equity at September 30, 2015 was $27.3 billion, an increase of $2.9 billion compared to December 31, 2014. This increase was primarily driven by net income of $1.6 billion and stock issuances for acquisitions totaling $2.2 billion, partially offset by common and preferred dividends totaling $690 million and a reduction of $222 million for the purchase of additional ownership interest in AmRisc, LP. BB&T’s book value per common share at September 30, 2015 was $31.56, compared to $30.09 at December 31, 2014.

Merger-Related and Restructuring Activities

In conjunction with the consummation of an acquisition and completion of other requirements, BB&T typically accrues certain merger-related expenses related to estimated severance and other personnel-related costs, costs to terminate lease contracts, costs related to the disposal of duplicate facilities and equipment, costs to terminate data processing contracts and other costs associated with the acquisition. Merger-related and restructuring accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at September 30, 2015 are expected to be utilized within one year, unless they relate to specific contracts that expire later. The following table presents a summary of BB&T’s merger accrual activity.

Table 14
Merger-Related and Restructuring Accrual Rollforward

	Three Months Ended September 30, 2015				Nine Months Ended September 30, 2015
	Beginning Balance	Merger-Related Charges	Utilized	Ending Balance	Beginning Balance	Merger-Related Charges	Utilized	Ending Balance

	(Dollars in millions)
Personnel-related items	$12	$43	$(6)	$49	$2	$54	$(7)	$49
Occupancy and equipment	11	5	(3)	13	7	12	(6)	13
Professional services	15	8	(21)	2	17	13	(28)	2
Systems conversion and related charges	―	7	(7)	―	―	9	(9)	―
Other adjustments	―	14	(14)	―	5	27	(32)	―
Total	$38	$77	$(51)	$64	$31	$115	$(82)	$64

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

BB&T uses derivatives primarily to manage economic risk related to securities, commercial loans, MSRs and mortgage banking operations, long-term debt and other funding sources. BB&T also uses derivatives to facilitate transactions on behalf of its clients. As of September 30, 2015, BB&T had derivative financial instruments outstanding with notional amounts totaling $73.0 billion, with a net fair value gain of $286 million. See Note 15 “Derivative Financial Instruments” in the “Notes to Consolidated Financial Statements” herein for additional disclosures.

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

Table 15
Interest Sensitivity Simulation Analysis

				Annualized Hypothetical
Interest Rate Scenario				Percentage Change in
Linear		Prime Rate		Net Interest Income
Change in		September 30,		September 30,
Prime Rate		2015	2014	2015	2014
Up 200	bps	5.25%	5.25%	2.71%	2.24%
Up 100		4.25	4.25	1.89	1.50
No Change		3.25	3.25	―	―
Down 25		3.00	3.00	(0.01)	0.32

The MRLCC has established parameters related to interest sensitivity that prescribe a maximum negative impact on net interest income under different interest rate scenarios. In the event the results of the Simulation model fall outside the established parameters, management will make recommendations to the MRLCC on the most appropriate response given the current economic forecast. The following parameters and interest rate scenarios are considered BB&T’s primary measures of interest rate risk:

•	Maximum negative impact on net interest income of 2% for the next 12 months assuming a 25 basis point change in interest rates each month for four months followed by a flat interest rate scenario for the remaining eight month period.

•	Maximum negative impact on net interest income of 4% for the next 12 months assuming a 25 basis point change in interest rates each month for eight months followed by a flat interest rate scenario for the remaining four month period.

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

Table 16
Deposit Mix Sensitivity Analysis

				Results Assuming a Decrease in
	Linear Change		Base Scenario	Noninterest Bearing Demand Deposits
	in Rates		at September 30, 2015 (1)	$1 Billion	$5 Billion
	Up 200	bps	2.71%	2.48%	1.56%
	Up 100		1.89	1.75	1.18

(1)	The base scenario is equal to the annualized hypothetical percentage change in net interest income at September 30, 2015 as presented in the preceding table.

If rates increased 200 basis points, BB&T could absorb the loss of $11.8 billion, or 26.3%, of noninterest bearing deposits and replace them with managed rate deposits with a beta of 100% before becoming neutral to interest rate changes.

The following table shows the effect that the indicated changes in interest rates would have on EVE. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related and other assets, cash flows and maturities of derivative financial instruments, loan volumes and pricing and deposit sensitivity.

Table 17
EVE Simulation Analysis

				Hypothetical Percentage
		EVE/Assets		Change in EVE
Change in		September 30,		September 30,
Interest Rates		2015	2014	2015	2014
Up 200	bps	10.7%	10.7%	3.0%	(4.8)%
Up 100		10.7	11.1	3.1	(1.3)
No Change		10.3	11.2	―	―
Down 25		10.2	11.2	(1.8)	(0.4)

Market Risk from Trading Activities

BB&T also manages market risk from trading activities which consists of acting as a financial intermediary to provide its customers access to derivatives, foreign exchange and securities markets. Trading market risk is managed through the use of statistical and non-statistical risk measures and limits. BB&T utilizes a historical VaR methodology to measure and aggregate risks across its covered trading BUs. This methodology uses two years of historical data to estimate economic outcomes for a one-day time horizon at a 99% confidence level. The average 99% one-day VaR and the maximum daily VaR for the three months ended September 30, 2015 and 2014 were each less than $1 million. Market risk disclosures under Basel II.5 are available in the Additional Disclosures section of the Investor Relations site on www.bbt.com.

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

The following table presents activity in residential mortgage indemnification, recourse and repurchase reserves:

Table 18
Mortgage Indemnification, Recourse and Repurchase Reserves Activity (1)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014

		(Dollars in millions)
	Balance, at beginning of period	$83	$98	$94	$72
	Payments	(1)	(5)	(5)	(21)
	Expense (benefit)	—	7	(7)	49
	Acquisitions	5	—	5	—
	Balance, at end of period	$87	$100	$87	$100

(1)	Excludes the FHA-insured mortgage loan reserve of $85 million established during the second quarter of 2014.

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

BB&T monitors the ability to meet customer demand for funds under both normal and stressed market conditions. In considering its liquidity position, management evaluates BB&T’s funding mix based on client core funding, client rate-sensitive funding and non-client rate-sensitive funding. In addition, management also evaluates exposure to rate-sensitive funding sources that mature in one year or less. Management also measures liquidity needs against 30 days of stressed cash outflows for Branch Bank. To ensure a strong liquidity position, management maintains a liquid asset buffer of cash on hand and highly liquid unpledged securities. The Company has established a policy that the liquid asset buffer would be a minimum of 5% of total assets, but intends to maintain the ratio well in excess of this level. As of September 30, 2015 and December 31, 2014, BB&T’s liquid asset buffer was 13.3% and 13.6%, respectively, of total assets.

During 2014, the FDIC, FRB and OCC finalized a rule concerning the U.S. implementation of the Basel III LCR rule. Under the final rule, BB&T would currently be considered a “modified LCR” holding company. BB&T would be subject to full LCR requirements if its operations were to fall under the “internationally active” rules, which would generally be triggered if BB&T’s assets were to increase above $250 billion. BB&T implemented balance sheet changes to support its compliance with the rule and to optimize its balance sheet based on the final rule. These actions included changing the mix of the investment portfolio to include more GNMA and U.S. Treasury securities, which qualify as Level 1 under the rule, and changing its deposit mix to increase retail and commercial deposits. As of September 30, 2015, BB&T is considered a “modified LCR” holding company. BB&T’s LCR was approximately 136% at September 30, 2015, compared to the regulatory minimum for such entities of 90%, which puts BB&T in full compliance with the rule. The regulatory minimum will increase to 100% on January 1, 2017. The final rule requires each financial institution to have a method for determining “operational deposits” as defined by the rule.

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

Liquidity at the Parent Company is more susceptible to market disruptions. BB&T prudently manages cash levels at the Parent Company to cover a minimum of one year of projected contractual cash outflows which includes unfunded external commitments, debt service, preferred dividends and scheduled debt maturities without the benefit of any new cash infusions. Generally, BB&T maintains a significant buffer above the projected one year of contractual cash outflows. In determining the buffer, BB&T considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, being a source of strength to its banking subsidiaries and being able to withstand sustained market disruptions that could limit access to the capital markets. As of September 30, 2015 and December 31, 2014, the Parent Company had 32 months and 31 months, respectively, of cash on hand to satisfy projected contractual cash outflows as described above.

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

Branch Bank has several major sources of funding to meet its liquidity requirements, including access to capital markets through issuance of senior or subordinated bank notes and institutional CDs, access to the FHLB system, dealer repurchase agreements and repurchase agreements with commercial clients, access to the overnight and term Federal funds markets, use of a Cayman branch facility, access to retail brokered CDs and a borrower in custody program with the FRB for the discount window. As of September 30, 2015, Branch Bank has approximately $69.8 billion of secured borrowing capacity, which represents approximately 8.7 times the amount of one year wholesale funding maturities.

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

Basel III capital requirements became effective on January 1, 2015. Risk-based capital ratios for the quarter ended September 30, 2015, which include common equity tier 1, Tier 1 capital, total capital and leverage capital, are calculated based on Basel III regulatory transitional guidance related to the measurement of capital, risk-weighted assets and average assets.

Table 20
Capital Ratios (1)

	September 30, 2015	December 31, 2014
	Basel III	Basel I

	(Dollars in millions, except per share data, shares in thousands)
Risk-based:
Common equity Tier 1	10.1%	N/A
Tier 1	11.6	12.4%
Total	14.1	14.9
Leverage capital	9.9	9.9

Non-GAAP capital measures (2):
Tangible common equity as a percentage of tangible assets	7.7%	8.0%
Tangible common equity per common share	$19.77	$19.86

Calculations of tangible common equity and tangible assets (2):
Total shareholders' equity	$27,264	$24,377
Less:
Preferred stock	2,603	2,603
Noncontrolling interests	40	88
Intangible assets	9,198	7,374
Tangible common equity	$15,423	$14,312

Total assets	$208,809	$186,834
Less:
Intangible assets	9,198	7,374
Tangible assets	$199,611	$179,460

Risk-weighted assets (3)	$166,863	$143,675
Common shares outstanding at end of period	780,150	720,698

(1)	Current quarter regulatory capital information is preliminary and based on transitional approach.
(2)	Tangible common equity and related ratios are non-GAAP measures. Management uses these measures to assess the quality of capital and believes that investors may find them useful in their analysis of the Company. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies.
(3)	Risk-weighted assets are determined based on the regulatory capital requirements in effect for the periods presented.

The Company’s estimated common equity tier 1 ratio using the Basel III standardized approach on a fully phased-in basis was 9.8% at September 30, 2015.

Table 21
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
80

Share Repurchase Activity

No shares were repurchased in connection with the 2006 Repurchase Plan during 2015. During June of 2015, the Board of Directors authorized a new plan, the 2015 Repurchase Plan, to repurchase up to 50 million shares of the Company’s common stock. Repurchases under the 2015 Repurchase Plan may be effected through open market purchases or privately negotiated transactions. The timing and exact amount of repurchases will be consistent with the Company’s capital plan and subject to various factors, including the Company’s capital position, liquidity, financial performance, alternative uses of capital, stock trading price and general market conditions, and may be suspended at any time. Shares that are repurchased pursuant to the 2015 Repurchase Plan will constitute authorized but unissued shares of the Company and will therefore be available for future issuances. The 2015 Repurchase Plan replaces the 2006 Repurchase Plan. No shares have been repurchased in connection with the 2015 Repurchase Plan during 2015.

Table 22
Share Repurchase Activity

				Maximum Remaining
				Number of Shares
	Total	Average	Total Shares Purchased	Available for Repurchase
	Shares	Price Paid	Pursuant to	Pursuant to
	Repurchased (1)	Per Share (2)	Publicly-Announced Plan	Publicly-Announced Plan

	(Shares in thousands)

July 2015	8	$40.43	―	50,000
August 2015	1	40.61	―	50,000
September 2015	11	36.25	―	50,000
Total	20	38.20	―

(1)	Repurchases reflect shares exchanged or surrendered in connection with the exercise of equity-based awards under BB&T’s equity-based compensation plans.
(2)	Excludes commissions.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6. EXHIBITS

2	Agreement and Plan of Merger, dated as of August 17, 2015, by and between BB&T Corporation and National Penn Bancshares, Inc.

11	Statement re: Computation of Earnings Per Share.

12	Statement re: Computation of Ratios.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Definition Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BB&T CORPORATION (Registrant)

Date: October 30, 2015	By:	/s/ Daryl N. Bible
Daryl N. Bible, Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: October 30, 2015	By:	/s/ Cynthia B. Powell
Cynthia B. Powell, Executive Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location

2	Agreement and Plan of Merger, dated as of August 17, 2015, by and between BB&T Corporation and National Penn Bancshares, Inc.	Incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed August 20, 2015.

11	Statement re: Computation of Earnings Per Share.	Filed herewith as Note 16.

12†	Statement re: Computation of Ratios.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.

†	Exhibit filed with the Securities and Exchange Commission and available upon request.

