Form 10-K
period 2015-12-31
BB&T CORP
filed 2016-02-25
CIK 92230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  [  ]   No  [X]

At January 31, 2016, the Company had 780,451,430 shares of its Common Stock, $5 par value, outstanding. As of June 30, 2015, the aggregate market value of voting stock held by nonaffiliates of the Company was approximately $29.4 billion.

	Note 16. Parent Company Financial Statements	129
	Note 17. Fair Value Disclosures	132
	Note 18. Derivative Financial Instruments	138
	Note 19. Computation of EPS	142
	Note 20. Operating Segments	142
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure - (None to be reported)
Item 9A	Controls and Procedures	80
Item 9B	Other Information - (None to be reported)
PART III
Item 10	Directors, Executive Officers and Corporate Governance	*
Item 11	Executive Compensation	*
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
Item 13	Certain Relationships and Related Transactions, and Director Independence	*
Item 14	Principal Accounting Fees and Services	*
PART IV
Item 15	Exhibits, Financial Statement Schedules
	Financial Statements - (see Listing in Item 8 above)
	Exhibits	149
	Financial Statement Schedules - (None required)

*	For information regarding executive officers, refer to “Executive Officers of BB&T” in Part I. The other information required by Item 10 is incorporated herein by reference to the information that appears under the headings “Proposal 1-Election of Directors,” “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

The information required by Item 11 is incorporated herein by reference to the information that appears under the headings “Compensation Discussion and Analysis,” “Compensation of Executive Officers,” “Compensation Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation of Directors” in the Registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

For information regarding the registrant’s securities authorized for issuance under equity compensation plans, refer to “Equity Compensation Plan Information” in Part II.

The other information required by Item 12 is incorporated herein by reference to the information that appears under the headings “Stock Ownership Information” and “Compensation of Executive Officers” in the Registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

The information required by Item 13 is incorporated herein by reference to the information that appears under the headings “Corporate Governance Matters” and “Transactions with Executive Officers and Directors” in the Registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

The information required by Item 14 is incorporated herein by reference to the information that appears under the headings “Fees to Auditors” and “Corporate Governance Matters” in the Registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

Glossary of Defined Terms

The following terms may be used throughout this Report, including the consolidated financial statements and related notes.

Term	Definition
2015 Repurchase Plan	Plan for the repurchase of up to 50 million shares of BB&T’s common stock
2006 Repurchase Plan	Plan for the repurchase of up to 50 million shares of BB&T’s common stock
ACL	Allowance for credit losses
Acquired from FDIC	Assets of Colonial Bank acquired from the Federal Deposit Insurance Corporation during 2009, which are currently covered or were formerly covered under loss sharing agreements
AFS	Available-for-sale
Agency MBS	Mortgage-backed securities issued by a U.S. government agency or GSE
ALLL	Allowance for loan and lease losses
American Coastal	American Coastal Insurance Company
AOCI	Accumulated other comprehensive income (loss)
Basel III	Global regulatory standards on bank capital adequacy and liquidity published by the BCBS
BB&T	BB&T Corporation and subsidiaries
BCBS	Basel Committee on Bank Supervision
BHC	Bank holding company
BHCA	Bank Holding Company Act of 1956, as amended
Branch Bank	Branch Banking and Trust Company
BU	Business Unit
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CDI	Core deposit intangible assets
CISA	Cybersecurity Information Sharing Act
CFPB	Consumer Financial Protection Bureau
CEO	Chief Executive Officer
CRO	Chief Risk Officer
CMO	Collateralized mortgage obligation
Colonial	Collectively, certain assets and liabilities of Colonial Bank acquired by BB&T in 2009
Company	BB&T Corporation and subsidiaries (interchangeable with "BB&T" above)
CRA	Community Reinvestment Act of 1977
CRE	Commercial real estate
CRMC	Credit Risk Management Committee
CROC	Compliance Risk Oversight Committee
DIF	Deposit Insurance Fund administered by the FDIC
Directors’ Plan	Non-Employee Directors’ Stock Option Plan
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EITSC	Enterprise IT Steering Committee
EPS	Earnings per common share
ERP	Enterprise resource planning
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FATCA	Foreign Account Tax Compliance Act
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHC	Financial Holding Company
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FINRA	Financial Industry Regulatory Authority
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
FTE	Fully taxable-equivalent
FTP	Funds transfer pricing
GAAP	Accounting principles generally accepted in the United States of America
1

TableofContents

Term	Definition
GNMA	Government National Mortgage Association
Grandbridge	Grandbridge Real Estate Capital, LLC
GSE	U.S. government-sponsored enterprise
HFI	Held for investment
HMDA	Home Mortgage Disclosure Act
HTM	Held-to-maturity
HUD-OIG	Office of Inspector General, U.S. Department of Housing and Urban Development
IDI	Insured depository institution
IMLAFA	International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001
IPV	Independent price verification
IRC	Internal Revenue Code
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association, Inc.
LCR	Liquidity Coverage Ratio
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
MBS	Mortgage-backed securities
MRLCC	Market Risk, Liquidity and Capital Committee
MSR	Mortgage servicing right
MSRB	Municipal Securities Rulemaking Board
NIM	Net interest margin
NPA	Nonperforming asset
NPL	Nonperforming loan
NYSE	NYSE Euronext, Inc.
OAS	Option adjusted spread
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
ORMC	Operational Risk Management Committee
OTTI	Other-than-temporary impairment
Parent Company	BB&T Corporation, the parent company of Branch Bank and other subsidiaries
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCI	Purchased credit impaired loans as well as assets of Colonial Bank acquired from the FDIC during 2009, which are currently covered or were formerly covered under loss sharing agreements
Peer Group	Financial holding companies included in the industry peer group index
RMC	Risk Management Committee
RMO	Risk Management Organization
RSU	Restricted stock unit
RUFC	Reserve for unfunded lending commitments
S&P	Standard & Poor's
SBIC	Small Business Investment Company
SCAP	Supervisory Capital Assessment Program
SEC	Securities and Exchange Commission
Short-Term Borrowings	Federal funds purchased, securities sold under repurchase agreements and other short-term borrowed funds with original maturities of less than one year
Simulation	Interest sensitivity simulation analysis
Susquehanna	Susquehanna Bancshares, Inc., acquired by BB&T effective August 1, 2015
TBA	To be announced
TDR	Troubled debt restructuring
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
UPB	Unpaid principal balance
VA	U.S. Department of Veterans Affairs
VaR	Value-at-risk
VIE	Variable interest entity

TableofContents

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, regarding the financial condition, results of operations, business plans and the future performance of BB&T that are based on the beliefs and assumptions of the management of BB&T and the information available to management at the time that these disclosures were prepared. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “projects,” “may,” “will,” “should,” “could,” and other similar expressions are intended to identify these forward-looking statements. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. Such factors include, but are not limited to, the following:

•	general economic or business conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit, insurance or other services;
•	disruptions to the national or global financial markets, including the impact of a downgrade of U.S. government obligations by one of the credit ratings agencies and the adverse effects of recessionary conditions in Europe and the impact of recent market disruptions in China;
•	changes in the interest rate environment, including interest rate changes made by the Federal Reserve, and cash flow reassessments may reduce NIM and/or the volumes and values of loans made or held as well as the value of other financial assets held;
•	competitive pressures among depository and other financial institutions may increase significantly;
•	legislative, regulatory or accounting changes, including changes resulting from the adoption and implementation of the Dodd-Frank Act may adversely affect the businesses in which BB&T is engaged;
•	local, state or federal taxing authorities may take tax positions that are adverse to BB&T;
•	a reduction may occur in BB&T’s credit ratings;
•	adverse changes may occur in the securities markets;
•	competitors of BB&T may have greater financial resources or develop products that enable them to compete more successfully than BB&T and may be subject to different regulatory standards than BB&T;
•	cyber-security risks, including “denial of service,” “hacking” and “identity theft,” could adversely affect our business and financial performance or our reputation, and we could be liable for financial losses incurred by third parties due to breaches of data shared between financial institutions;
•	natural or other disasters, including acts of domestic or foreign terrorism, could have an adverse effect on BB&T in that such events could materially disrupt BB&T’s operations or the ability or willingness of BB&T’s customers to access the financial services BB&T offers;
•	costs related to the integration of the businesses of BB&T and its merger partners may be greater than expected;
•	failure to execute on strategic or operational plans, including the ability to successfully complete and/or integrate mergers and acquisitions or fully achieve expected cost savings or revenue growth associated with mergers and acquisitions within the expected time frames could adversely impact financial condition and results of operations;
•	significant litigation could have a material adverse effect on BB&T;
•	deposit attrition, customer loss and/or revenue loss following completed mergers and acquisitions may be greater than expected;
•	higher than expected costs related to information technology infrastructure or a failure to successfully implement future system enhancements could adversely impact BB&T’s financial condition and results of operations and could result in significant additional costs to BB&T; and
•	widespread system outages, caused by the failure of critical internal systems or critical services provided by third parties, could adversely impact BB&T’s financial conditions and results of operations.

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

TableofContents

Operating Subsidiaries

Branch Bank (Winston-Salem, North Carolina), BB&T’s largest subsidiary, was chartered in 1872 and is the oldest bank headquartered in North Carolina. Branch Bank provides a wide range of banking and trust services for retail and commercial clients in its geographic markets, including small and mid-size businesses, public agencies, local governments and individuals, through 2,139 offices (as of December 31, 2015). Branch Bank’s principal operating subsidiaries include:

•	BB&T Equipment Finance Corporation (Charlotte, North Carolina) provides loan and lease financing to commercial and small businesses;

•	BB&T Insurance Services, Inc. (Raleigh, North Carolina) offers property and casualty, life, health, employee benefits, commercial general liability, surety, title and other insurance products through its agency network;

•	BB&T Investment Services, Inc. (Charlotte, North Carolina) is a registered broker-dealer and offers clients non-deposit investment products, including discount brokerage services, equities, fixed-rate, variable-rate and index annuities, mutual funds, government and municipal bonds, and money market funds;

•	CRC Insurance Services, Inc. (Birmingham, Alabama) is a wholesale insurance broker authorized to do business nationwide;

•	Crump Life Insurance Services, Inc. (Roseland, New Jersey) is a wholesale insurance broker authorized to do business nationwide;

•	Grandbridge (Charlotte, North Carolina) specializes in arranging and servicing commercial mortgage loans;

•	McGriff, Seibels & Williams, Inc. (Birmingham, Alabama) is authorized to do business nationwide and specializes in providing insurance products on an agency basis to large commercial clients, including many Fortune 500 companies;

•	Prime Rate Premium Finance Corporation, Inc. (Florence, South Carolina) and its subsidiaries, which include AFCO Credit Corporation, provide insurance premium financing to clients in the United States and Canada; and

•	Susquehanna Commercial Finance, Inc. (Malvern, Pennsylvania) provides loans and lease financing to commercial and small businesses.

Major Nonbank Subsidiaries

BB&T also has a number of nonbank subsidiaries, including:

•	BB&T Securities, LLC (Richmond, Virginia) is a registered investment banking and full-service brokerage firm that provides services in retail brokerage, equity and debt underwriting, investment advice, corporate finance and equity research; and facilitates the origination, trading and distribution of fixed-income securities and equity products in both the public and private capital markets. BB&T Securities, LLC also provides correspondent clearing services to broker-dealers and entities involved in the securities industry;

•	Regional Acceptance Corporation (Greenville, North Carolina) specializes in nonprime, indirect financing for consumer purchases of primarily mid-model and late-model used automobiles; and

•	Sterling Capital Management, LLC (Charlotte, North Carolina) is a registered investment advisor, which provides tailored investment management solutions to meet the specific needs and objectives of individual and institutional clients through a full range of investment strategies.

Services

BB&T’s subsidiaries offer a variety of services targeted to retail and commercial clients. BB&T’s objective is to offer clients a full array of products to meet all their financial needs. BB&T’s insurance operations primarily consist of a wholesale/agency network.

TableofContents

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
Mortgage warehouse lending
Payment solutions
Private equity investments
Real estate lending
Supply chain management

Market Area

The following table reflects BB&T’s deposit market share and branch locations by state:

Table 1
BB&T Deposit Market Share and Branch Locations by State

		% of BB&T's Deposits (2)	Deposit Market Share Rank (2)	Number of Branches (3)
	North Carolina (1)	23%	2nd	357
	Virginia	19	4th	358
	Florida	14	6th	325
	Georgia	10	5th	160
	South Carolina	7	3rd	112
	Maryland	6	7th	163
	Kentucky	6	2nd	113
	West Virginia	4	1st	76
	Texas	4	14th	122
	Alabama	3	5th	88
	Tennessee	2	7th	49
	Washington, D.C.	2	6th	13
	Pennsylvania (4)	―	―	172
	New Jersey (4)	―	―	28

(1)	Excludes home office deposits.
(2)	Source: FDIC.gov-data as of June 30, 2015.
(3)	As of December 31, 2015. Excludes two branches in Indiana and one in Ohio.
(4)	Branch locations resulted from the acquisition of Susquehanna on August 1, 2015.

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

TableofContents

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

Merger and Acquisition Strategy

BB&T’s growth in business, profitability and market share has historically been enhanced by strategic mergers and acquisitions. Management intends to remain disciplined and focused with regard to future merger and acquisition opportunities. BB&T will continue to assess bank and thrift acquisitions subject to market conditions, primarily within or contiguous to BB&T’s existing footprint, and will pursue economically advantageous acquisitions of insurance agencies, specialized lending businesses, and fee income generating financial services businesses. BB&T’s strategy is currently focused on meeting the following acquisition criteria:

•	the organization must be a good fit with BB&T’s culture;

•	the acquisition must be strategically attractive – meaning that any bank acquisition should be in BB&T’s existing footprint to allow for cost savings and economies of scale or in contiguous states to provide market diversification, or the transaction must be otherwise strategically compelling;

•	any risk-related issues would need to be quantified and addressed; and

•	the transaction must meet BB&T’s financial criteria.

During 2015, BB&T completed the purchases of Susquehanna Bancshares, Inc. and The Bank of Kentucky Financial Corporation. BB&T also acquired 41 retail branches in Texas from Citigroup. During 2014, BB&T purchased 21 retail branches in Texas from Citigroup. See Note 2 “Acquisitions and Divestitures” in the “Notes to the Consolidated Financial Statements” for further information about these transactions.

BB&T has reached an agreement and received approval from applicable banking regulators to acquire National Penn Bancshares, Inc., which had $9.6 billion in assets and $6.7 billion in deposits as of December 31, 2015. This transaction is currently expected to close on April 1, 2016.

Regulatory Considerations

The extensive regulatory framework applicable to banks, BHCs and FHCs is intended primarily for the protection of depositors, the DIF and the stability of the financial system, rather than for the protection of shareholders and creditors. Comprehensive reform of the legislative and regulatory landscape occurred with the passage of the Dodd-Frank Act during 2010. Implementation of the Dodd-Frank Act and related rulemaking activities continues to occur. In addition to banking laws, regulations and regulatory agencies, BB&T is subject to various other laws, regulations, supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of BB&T and its ability to make distributions to shareholders.

TableofContents

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

Financial Regulatory Reform

During the past several years, there has been a significant increase in regulation and regulatory oversight for U.S. financial services firms, primarily resulting from the Dodd-Frank Act. The Dodd-Frank Act is extensive, complex and comprehensive legislation that impacts practically all aspects of a banking organization, representing a significant overhaul of many aspects of the regulation of the financial services industry. The Dodd-Frank Act implements numerous and far-reaching changes that affect financial companies, including banks, BHCs and FHCs such as BB&T.

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

State and federal law govern the activities in which Branch Bank engages, the investments it makes and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect its operations. Branch Bank is also affected by the actions of the FRB as it implements monetary policy.

In addition to federal and state banking laws and regulations, BB&T and certain of its subsidiaries and affiliates, including those that engage in securities underwriting, dealing, brokerage, investment advisory and insurance activities, are subject to other federal and state laws and regulations as well as supervision and examination by other state and federal regulatory agencies and other regulatory authorities, including the SEC, FINRA, NYSE and various state insurance and securities regulators.

FHC Regulation

Under current federal law, as a BHC, BB&T has elected to become a FHC, which allows it to offer customers virtually any type of service that is financial in nature or incidental thereto, including banking and activities closely related thereto, securities underwriting, insurance and merchant banking. In order to maintain its status as a FHC, BB&T and all of its affiliated IDIs must be well-capitalized and well-managed and have at least a satisfactory CRA rating. The FRB has responsibility for overseeing compliance with these requirements. If the FRB determines that a FHC is not well-capitalized or well-managed, the FHC has a period of time to comply, but during the period of noncompliance, the FRB can place any limitations on the FHC that it believes to be appropriate. Furthermore, if the FRB determines that a FHC has not maintained a satisfactory CRA rating, the FHC would not be able to commence any new financial activities or acquire a company that engages in such activities, although the FHC would still be allowed to engage in activities closely related to banking and make investments in the ordinary course of conducting banking activities.

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

TableofContents

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

The Dodd-Frank Act also imposed new prudential regulation on depository institutions and their holding companies. As such, BB&T is subject to more stringent standards and requirements with respect to (1) bank and nonbank acquisitions and mergers, (2) the “financial activities” in which it engages as a FHC, (3) affiliate transactions and (4) proprietary trading, among other provisions.

Resolution Planning and Regulation QQ

FRB and FDIC regulations require “covered companies” such as BB&T and systemically important financial institutions such as Branch Bank to file, maintain and update plans for a rapid and orderly resolution in the event of material financial distress or failure (a “living will”). Both the FRB and the FDIC must review and evaluate BB&T’s and Branch Bank’s living wills and are authorized to impose restrictions on BB&T’s and Branch Bank’s growth and activities or operations if deemed necessary. The public portions of BB&T’s and Branch Bank’s resolution plans are available in the Additional Disclosures section of the Investor Relations site at www.bbt.com.

CCAR and Stress Test Requirements

Current FRB rules require BB&T and other BHCs with $50 billion or more of total consolidated assets to submit annual capital plans based on pre-defined stress scenarios. BB&T and other such BHCs are also required to collect and report certain related data on a quarterly basis to allow the FRB to monitor progress against the BHCs’ annual capital plans. Covered BHCs, including BB&T, may pay dividends and repurchase stock only in accordance with a capital plan that has been reviewed by the FRB and as to which the FRB has not objected. The rules also require, among other things, that a covered BHC may not make a capital distribution unless, after giving effect to the distribution, it will meet all minimum regulatory capital ratios. See Table 3 for additional information about capital requirements. The FRB did not object to BB&T’s 2015 capital plan, and the 2016 capital plan is expected to be submitted during April 2016.

The Dodd-Frank Act requires the FRB to conduct an annual supervisory stress test for BHCs, such as BB&T, with $50 billion or more of total consolidated assets. The FRB’s stress test rules also require BB&T and other covered BHCs to conduct a separate mid-year stress test, file the results of such test with the FRB and publicly disclose details of the scenario and the impact on its capital. BB&T’s annual and midcycle stress test results are available in the Additional Disclosures section of the Investor Relations site on www.bbt.com.

Effective for 2015, the FRB amended the capital plan and stress test rules to modify the start date of the capital plan and stress test cycles from October 1 to January 1 of the following calendar year. The FRB also amended the capital plan rule to limit a BHC’s ability to make capital distributions to the extent the BHC’s actual capital issuances are less than the amount indicated in its capital plan under baseline conditions, measured on a quarterly basis.

The Dodd-Frank Act also requires the FDIC to conduct an annual supervisory stress test for FDIC-insured state nonmember banks such as Branch Bank with $50 billion or more of total consolidated assets and requires such institutions to conduct annual company-run stress tests. The results of the annual supervisory stress test are included in the annual capital plan submitted to the FDIC.

The FDIC has modified the “as-of” dates for financial data that covered banks with more than $10 billion in assets will use to perform their stress tests as well as the reporting dates and public disclosure dates of the annual stress tests. The revisions to the regulations became effective on January 1, 2016.

Acquisitions

BB&T complies with numerous laws related to its acquisition activity. Under the BHCA, a BHC may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any BHC or bank or merge or consolidate with another BHC without the prior approval of the FRB.

TableofContents

Current federal law authorizes interstate acquisitions of banks and BHCs without geographic limitation, and a bank headquartered in one state is authorized to merge with a bank headquartered in another state, subject to market share limitations and any state requirement that the target bank shall have been in existence and operating for a minimum period of time. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law. These regulatory considerations are applicable to privately negotiated acquisition transactions.

FRB rules prohibit a financial company from combining with another company if the ratio of the resulting company's liabilities exceeds 10 percent of the aggregate consolidated liabilities of all financial companies.

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

Payment of Dividends; Capital Requirements

The Parent Company is a legal entity separate and distinct from Branch Bank and its subsidiaries. The majority of the Parent Company’s revenue is from dividends paid by Branch Bank. Branch Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, BB&T and Branch Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums, and to remain “well-capitalized” under the prompt corrective action regulations summarized elsewhere in this section. Federal banking regulators have indicated that banking organizations should generally pay dividends only if (1) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (2) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. BB&T’s future capital actions will depend on the FRB’s review of BB&T’s annual capital plans.

North Carolina law states that, provided a bank does not make distributions that reduce its capital below its applicable required capital, the board of directors of a bank chartered under the laws of North Carolina may declare such distributions as the directors deem proper.

The federal banking agencies are required to take “prompt corrective action” in respect of IDIs and their BHCs that do not meet minimum capital requirements. The law establishes five capital categories for this purpose: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” To be considered “well-capitalized” under these standards, an IDI must maintain the ratios shown above and must not be subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

TableofContents

Federal law also requires the regulatory agencies to implement systems for “prompt corrective action” for institutions that fail to meet minimum capital requirements within the five capital categories, with progressively more severe restrictions on operations, management and capital distributions according to the category in which an institution is placed. Additionally, failure to meet capital requirements may cause an institution to be directed to raise additional capital. Federal law further mandates that the agencies adopt safety and soundness standards generally relating to operations and management, asset quality and executive compensation, and authorizes administrative action against an institution that fails to meet such standards.

In addition, failure to meet capital guidelines may subject a banking organization to a variety of other enforcement remedies, including additional substantial restrictions on its operations and activities, termination of deposit insurance by the FDIC and, under certain conditions, the appointment of a conservator or receiver.

U.S. Implementation of Basel III

During 2013, the FRB published final rules establishing a new comprehensive capital framework for U.S. banking organizations known as Basel III. The rules substantially revise the risk-based capital requirements applicable to BHCs and IDIs, including BB&T and Branch Bank. The rules define the components of capital and address other issues affecting banking institutions' regulatory capital ratios. The rules also address risk weights and other issues affecting the denominator in banking institutions' regulatory capital ratios and replace the existing risk-weighting approach, which was derived from Basel I capital accords of the BCBS, with a more risk-sensitive approach based, in part, on the standardized approach in the BCBS's 2004 “Basel II” capital accords. The Basel III rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies' rules. BB&T qualifies as a standardized approach banking organization and was required to comply with the new requirements beginning on January 1, 2015.

Institutions with greater than $250 billion in assets or $10 billion in foreign assets are considered advanced approaches banking organizations, which results in a more complex calculation of RWA that includes an assessment of the impact of operational risk, among other changes. In addition, advanced approaches institutions have additional reporting requirements and must calculate capital under both the standardized approach and the advanced approaches and use the more conservative result. BB&T is preparing to comply with the advanced approaches requirements as it would become subject to these requirements upon exceeding either of the asset thresholds.

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

The Basel III rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets. The Basel III risk weight classifications generally range from 0% for U.S. government securities to 600% for certain equity exposures, with a maximum risk weight classification of 1,250% for certain securitizations. This results in higher risk weights for a variety of asset categories. In addition, the rules provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

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

BB&T is considered to be a “modified LCR” holding company. BB&T would be subject to full LCR requirements if its operations were to fall under the “internationally active” rules, which would generally be triggered if BB&T’s assets were to increase above $250 billion. BB&T produces LCR calculations to effectively manage the position of High-Quality Liquid Assets and the balance sheet deposit mix to optimize BB&T’s liquidity position. BB&T’s LCR was approximately 130% at December 31, 2015, compared to the regulatory minimum for such entities of 90%, which puts BB&T in full compliance with the rule. The regulatory minimum will increase to 100% on January 1, 2017.

TableofContents

The following table summarizes the capital requirements and BB&T’s internal targets under Basel III:

Table 2
Capital Under Basel III

	Minimum	Well-	Minimum Capital Plus Capital Conservation Buffer				BB&T
	Capital	Capitalized	2016	2017	2018	2019 (1)	Target
Common equity Tier 1 to risk-weighted assets	4.5%	6.5%	5.125%	5.750%	6.375%	7.000%	8.5%
Tier 1 capital to risk-weighted assets	6.0	8.0	6.625	7.250	7.875	8.500	10.0
Total capital to risk-weighted assets	8.0	10.0	8.625	9.250	9.875	10.500	12.0
Leverage ratio	4.0	5.0	N/A	N/A	N/A	N/A	8.0

(1)	BB&T's goal is to maintain capital levels above the 2019 requirements.

BB&T's capital ratios are shown in the following table:

Table 3
Capital Adequacy Ratios
December 31, 2015

	BB&T	Branch Bank

Common equity Tier 1 to risk-weighted assets	10.3%	11.3%
Tier 1 capital to risk-weighted assets	11.8	11.3
Total capital to risk-weighted assets	14.3	13.4
Leverage ratio	9.8	9.3

HMDA Regulations

The CFPB has issued final rules changing the reporting requirements for lenders under the HMDA. The new rules expand the range of transactions subject to these requirements to include most securitized residential mortgage closed-end loans and lines. The rules also increase the overall amount of data required to be collected and submitted, including additional data points about the applicable loans and expanded data about the borrowers. BB&T will be required to begin collecting the expanded data on January 1, 2018.

Enhanced Prudential Standards for BHCs and Foreign Banking

The FRB has adopted amendments to Regulation YY to implement certain components of the enhanced prudential standards required to be established under Section 165 of the Dodd-Frank Act. The amendments became effective during 2014. The enhanced prudential standards include risk-based and leverage capital requirements, liquidity standards, requirements for overall risk management, stress-test requirements, and a 15-to-1 debt-to-equity limit for companies that the Financial Stability Oversight Council has determined pose a grave threat to financial stability. The amendments also establish risk committee requirements and capital stress-testing requirements for certain BHCs and foreign banking organizations with total consolidated assets of $10 billion or more.

FATCA and Conforming Regulations

During 2014, the IRS issued Notice 2014-33 (the “Notice”) regarding FATCA and its related withholding provisions. The Notice announced that calendar years 2014 and 2015 are regarded as a transition period for purposes of IRS enforcement and administration with respect to the implementation of FATCA by withholding agents, foreign financial institutions and other entities with IRC chapter 4 responsibilities. The Notice also announced the IRS’s intention to further amend the regulations under Sections 1441, 1442, 1471, and 1472 of the IRC. Prior to the IRS issuing these amendments, taxpayers may rely on the provisions of the Notice regarding the proposed amendments to the regulations. The transition period and other guidance described in the Notice are intended to facilitate an orderly transition for withholding agent and foreign financial institution compliance with FATCA’s requirements and respond to comments regarding certain aspects of the regulations under chapters 3 and 4 of the IRC. The new requirements became effective on December 31, 2015. BB&T is in compliance with the applicable requirements.

TableofContents

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

The compliance requirements under the rules vary based on the size of the banking entity and the scope of activities conducted. Banking entities with significant trading operations will be required to establish a detailed compliance program, and their CEOs will be required to attest that the program is reasonably designed to achieve compliance with the final rules. Independent testing and analysis of an institution's compliance program also will be required. The final rules reduce the burden on smaller, less-complex institutions by limiting their compliance and reporting requirements. Additionally, a banking entity that does not engage in covered trading activities will not need to establish a compliance program.

Banking entities were required to conform proprietary trading activities to the final rule by July 21, 2015. The FRB extended the compliance deadline to July 21, 2016 (and announced the intention to further extend the deadline to July 21, 2017) for purposes of conforming investments in and relationships with covered funds and foreign funds that were in place prior to December 31, 2013. Complying with these requirements is not expected to have a material impact on BB&T’s consolidated financial position, results of operations or cash flows.

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

Pursuant to an existing FDIC rule, regular assessment rates for all banks will decline when the reserve ratio reaches 1.15%, which the FDIC expects will occur in early 2016. However, during 2015, the FDIC proposed a rule that would impose on banks with at least $10 billion in assets a surcharge of 4.5 cents per $100 of their assessment base, after making certain adjustments, for a period estimated by the FDIC to be two years. BB&T estimates that the net effect of the proposed changes would increase BB&T’s total annual assessment by an amount within the range of $40 million to $50 million.

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

TableofContents

The CFPB has concentrated much of its rulemaking efforts on a variety of mortgage-related topics required under the Dodd-Frank Act, including mortgage origination disclosures, minimum underwriting standards and ability to repay, high-cost mortgage lending, and servicing practices. The rules related to ability to repay, qualified mortgage standards and mortgage servicing became effective during 2014, while the escrow and loan originator compensation rules became effective during 2013.

A final rule integrating mortgage loan disclosures required by the Truth in Lending Act (“TILA”) and the Real Estate Settlement and Procedures Act (“RESPA”) became effective during October 2015. The final rule consolidated four existing and separate disclosures required under TILA and RESPA for closed-end credit transactions secured by real property into two forms with a view towards making the mortgage loan disclosures less confusing and more consumer friendly. Branch Bank delivered the functionality required to meet the effective date of October 3, 2015 for the new integrated disclosures.

As a result of these rules, BB&T transferred the management of certain home equity loans from direct retail lending within the Community Banking segment to the Residential Mortgage Banking segment during 2014.

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

Privacy

Federal law contains extensive customer privacy protection provisions, including substantial customer privacy protections provided under the Financial Services Modernization Act of 1999 (commonly known as the Gramm-Leach-Bliley Act). Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These provisions also provide that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

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

TableofContents

Patriot Act

The Patriot Act is intended to strengthen the ability of U.S. law enforcement agencies and intelligence communities to cooperate in the prevention, detection and prosecution of international money laundering and the financing of terrorism. The Patriot Act contains anti-money laundering measures affecting IDIs, broker-dealers and certain other financial institutions. The Patriot Act includes the IMLAFA, which requires such financial institutions to implement policies and procedures to combat money laundering and the financing of terrorism and grants the Secretary of the U.S. Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations. The U.S. Treasury continues to issue regulations to implement the Patriot Act, which impose substantial obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. Failure to comply with these regulations may result in fines, penalties, lawsuits, regulatory sanctions, reputation damage, or restrictions on business. In addition, the Patriot Act requires the federal bank regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and BHC acquisitions. BB&T expects to continue to devote significant resources to its Bank Secrecy Act/anti-money laundering (“BSA/AML”) program, particularly as risks persistently emerge and evolve and as regulatory expectations escalate.

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

Cybersecurity

The CISA, which became effective on December 18, 2015, is intended to improve cybersecurity in the U.S. by enhanced sharing of information about security threats among the U.S. government and private sector entities, including financial institutions. The CISA also authorizes companies to monitor their own systems notwithstanding any other provision of law, and allows companies to carry out defensive measures on their own systems from cyber attacks. The law includes liability protections for companies that share cyber threat information with third parties so long as such sharing activity is conducted in accordance with CISA.

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

Employees

At December 31, 2015, BB&T had approximately 37,200 employees, the majority of which were full time, compared to approximately 33,400 employees at December 31, 2014.

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

TableofContents

Corporate Governance

Information with respect to BB&T’s Board of Directors, Executive Officers and corporate governance policies and principles is presented on BB&T’s website, www.bbt.com, and includes:

•	Corporate Governance Guidelines

•	Corporate Board of Directors, including Biographical Information

•	Committees of the Corporate Board of Directors and Committee Charters

•	Codes of Ethics for Directors, Senior Financial Officers and Associates

•	Executive Officers, including Biographical Information

•	Policy and Procedures for Accounting, Securities and Legal Complaints, including Whistleblower Procedures

•	Statement of Political Activity

BB&T intends to disclose any substantive amendments or waivers to the Codes of Ethics for Directors or Senior Financial Officers on BB&T’s website at www.bbt.com.

TableofContents

Executive Officers of BB&T

Executive Officer	Recent Work Experience	Years of Service	Age
Kelly S. King	Chairman since January 2010. Chief Executive Officer since January 2009.	43	67
Chairman and Chief Executive Officer

Christopher L. Henson	Chief Operating Officer since January 2009.	31	54
Chief Operating Officer

Daryl N. Bible	Chief Financial Officer since January 2009.	8	54
Senior Executive Vice President and
Chief Financial Officer

W. Bennett Bradley	President, Payment Solutions since September	30	54
Senior Executive Vice President and	2005. Chief Digital Officer since January 2016.
Chief Digital Officer

Ricky K. Brown	President, Community Banking since July 2004.	38	60
Senior Executive Vice President and
President, Community Banking

Barbara F. Duck	Enterprise Risk Manager from July 2009 to December 2015. Data and Technology Services Manager since January 2016.	28	49
Senior Executive Vice President and
Data and Technology Services Manager

Donna C. Goodrich	Deposit Services Manager since April 2004. Deposit and Operations Services Manager since January 2016.	30	53
Senior Executive Vice President and
Deposit and Operations Services Manager

Robert J. Johnson, Jr.	General Counsel, Secretary and Chief Corporate Governance Officer since September 2010.	11	43
Senior Executive Vice President and General Counsel, Secretary and Chief Corporate Governance Officer

Clarke R. Starnes III	Chief Risk Officer since July 2009.	33	56
Senior Executive Vice President and
Chief Risk Officer

David H. Weaver	Community Banking Group Executive since	20	49
Senior Executive Vice President and Community Banking Group Executive	December 2010.

Steven B. Wiggs	Chief Marketing Officer since February 2005. Lending Group Manager since July 2009.	36	58
Senior Executive Vice President and
Chief Marketing Officer and Lending
Group Manager

Cynthia A. Williams	Chief Corporate Communications Officer since June 2009.	30	63
Senior Executive Vice President and
Chief Corporate Communications Officer

W. Rufus Yates	President and CEO of BB&T Securities since January 2013. President and CEO of Scott & Stringfellow, LLC from 2009 through 2012.	29	58
Senior Executive Vice President and
Capital Markets Manager

TableofContents

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

The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, and changes among the bank regulatory agencies. Under Dodd-Frank, BB&T is deemed to be a “systemically important” institution. Federal agencies continue to implement the provisions of the Dodd-Frank Act. Many of these provisions remain subject to further rulemaking, guidance, and interpretation by the applicable federal regulators, such as the Council, which will regulate the systemic risk of the financial system. Additionally, the CFPB has finalized a number of significant rules that impact nearly every aspect of the lifecycle of a residential mortgage. These rules implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, the Truth in Lending Act and the Real Estate Settlement Procedures Act. These rules have a direct impact on BB&T’s operations, as BB&T is both a mortgage originator and a servicer.

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

TableofContents

BB&T may be subject to more stringent capital requirements, which could diminish its ability to pay dividends or require BB&T to reduce its operations.

The Dodd-Frank Act requires federal banking agencies to establish more stringent risk-based capital requirements and leverage limits applicable to banks and BHCs. The FRB approved final rules that established a new comprehensive capital framework for U.S. banking organizations and established a more conservative definition of capital. These requirements, known as Basel III, became effective on January 1, 2015, and as a result, BB&T became subject to enhanced minimum capital and leverage ratios. These requirements, and any other new regulations, including those that have been proposed but not yet implemented as a result of the requirements established by the BCBS, could adversely affect BB&T’s ability to pay dividends, or could require BB&T to limit certain business activities or to raise capital, which may adversely affect its results of operations or financial condition. With approximately $209.9 billion in assets at December 31, 2015, BB&T currently qualifies as a standardized approach banking organization under Basel III. Financial institutions with greater than $250 billion in assets or $10 billion in foreign assets are considered advanced approaches banking organizations, which results in a more complex calculation of RWA that includes an assessment of the impact of operational risk, among other changes. BB&T is preparing to comply with the advanced approaches requirements and these more stringent requirements, or BB&T’s failure to properly comply with them, could materially and adversely impact BB&T’s financial results and regulatory status. In addition, the costs associated with complying with more stringent capital requirements, such as the requirement to formulate and submit capital plans based on pre-defined stress scenarios on an annual basis, could have a material adverse effect on BB&T. See “Regulatory Considerations” for additional information regarding the capital requirements under the Dodd-Frank Act and Basel III.

BB&T is subject to extensive and expanding government regulation and supervision, which can lead to costly enforcement actions while increasing the cost of doing business and limiting BB&T’s ability to generate revenue.

The financial services industry is facing more intense scrutiny from bank supervisors in the examination process and more aggressive enforcement of regulations on both the federal and state levels, particularly with respect to mortgage- related practices and other consumer compliance matters, and compliance with anti-money laundering, Bank Secrecy Act and Office of Foreign Assets Control efforts, and economic sanctions against certain foreign countries and nationals. Federal banking law grants substantial enforcement powers to federal banking regulators. This enforcement authority includes, among other things, the ability to assess significant civil or criminal monetary penalties, fines, or restitution; to issue cease and desist or removal orders; and to initiate injunctive actions against banking organizations and institution-affiliated parties. These enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Failure to comply with these and other regulations, and supervisory expectations related thereto, may result in fines, penalties, lawsuits, regulatory sanctions, reputation damage, or restrictions on business. In addition, federal bank regulatory agencies are required to consider the effectiveness of a financial institution’s anti-money laundering activities and other regulatory compliance matters when reviewing bank mergers and BHC acquisitions and, consequently, non-compliance with the applicable regulations could materially impair BB&T’s ability to enter into or complete mergers and acquisitions.

Differences in interpretation of tax laws and regulations and any potential resulting litigation may adversely impact BB&T’s financial statements.

Local, state or federal tax authorities may interpret tax laws and regulations differently than BB&T and challenge tax positions that BB&T has taken on its tax returns. This may result in differences in the treatment of revenues, deductions, credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest or penalties that could have a material adverse effect on BB&T’s results. For example, as discussed in Note 12 “Income Taxes” in the “Notes to Consolidated Financial Statements,” during 2010, BB&T received an IRS statutory notice of deficiency for tax years 2002-2007 asserting a liability for taxes, penalties and interest of approximately $892 million. Related developments resulted in a $516 million charge during 2013. Potential developments in BB&T’s litigation or in similar cases could adversely affect BB&T’s financial position or results of operations.

TableofContents

Credit Risk

Changes in national, regional and local economic conditions and deterioration in the geographic and financial markets in which BB&T operates could lead to higher loan charge-offs and reduce BB&T’s net income and growth.

BB&T’s business is subject to periodic fluctuations based on national, regional and local economic conditions, as well as conditions that may be specific to particular sectors or industries. These fluctuations are not predictable, cannot be controlled, and may have a material adverse impact on BB&T’s operations and financial condition even if other favorable events occur. BB&T’s banking operations are locally oriented and community-based. Accordingly, BB&T expects to continue to be dependent upon local business conditions as well as conditions in the local residential and CRE markets it serves. For example, an increase in unemployment, a decrease in real estate values or increases in interest rates, as well as other factors, could weaken the economies of the communities BB&T serves. Weakness in BB&T’s market area could depress its earnings and consequently its financial condition because:

•	customers may not want or need BB&T’s products or services;
•	borrowers may not be able or willing to repay their loans;
•	the value of the collateral securing loans to borrowers may decline; and
•	the quality of BB&T’s loan portfolio may decline.

Any of the latter three scenarios could require BB&T to charge off a higher percentage of loans and/or increase provisions for credit losses, which would reduce BB&T’s net income. Credit deterioration, combined with flat to declining real estate values, would result in increased loan charge-offs and higher provisions for credit losses, which may negatively impact BB&T’s net income. For example, as of December 31, 2015, loan balances related to the oil and gas industry represented approximately 1% of our total loan portfolio. This amount generally consists of loans for oilfield services, oil and gas exploration and production, and pipeline transportation of gas and crude oil. Beginning in late 2014, oil prices began declining, which has had an adverse effect on some of our borrowers in this portfolio and on the value of the collateral securing some of these loans. If such downturn in the oil and gas industry continues, the cash flows of our customers in this industry could be adversely impacted, which could impair their ability to service any loans outstanding to them and/or reduce demand for loans. These factors could result in higher delinquencies and greater charge-offs in future periods, which could adversely affect our business, financial condition or results of operations.

A systemic lack of available credit, a lack of confidence in the financial sector, volatility in the financial markets and/or reduced business activity could materially adversely affect BB&T’s business, financial condition and results of operations.

Potential downgrades of U.S. government securities by one or more of the credit ratings agencies could have a material adverse effect on BB&T’s operations, earnings and financial condition.

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

TableofContents

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

The negative impact on economic conditions and global markets from foreign sovereign debt matters could adversely affect BB&T’s business, financial condition and liquidity. Global conflicts and political activity could cause turmoil and volatility in the financial markets, which could reduce the value of BB&T’s assets or cause a reduction in liquidity that adversely impacts BB&T’s financial condition and results of operations.

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

BB&T’s earnings and financial condition are largely dependent on net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest rate spreads could adversely affect BB&T’s earnings and financial condition. BB&T cannot control or predict with certainty changes in interest rates. Regional and local economic conditions, competitive pressures and the policies of regulatory authorities, including monetary policies of the FRB, affect interest income and interest expense. As discussed in “Market Risk Management – Interest Rate Market Risk (Other than Trading),” BB&T has ongoing policies and procedures designed to manage the risks associated with changes in market interest rates. However, changes in interest rates still may have an adverse effect on BB&T’s profitability. For example, rising interest rates could adversely affect BB&T’s mortgage banking business because higher interest rates could cause customers to apply for fewer mortgages. Similarly, rising interest rates may increase the cost of BB&T’s deposits, which are a primary source of funding. BB&T is also subject to the risk of a negative interest rate scenario, which implies that a depositor would pay a premium for a financial institution to hold funds on deposit. In such a scenario, some depositors may choose to withdraw their deposits in lieu of paying an interest rate to BB&T to hold such deposits. Negative rates would also diminish the spreads on loans and securities. This scenario could have a material adverse effect on BB&T’s financial condition and results of operations. While BB&T actively manages against these risks through hedging and other risk mitigation strategies, if BB&T’s assumptions regarding borrower behavior are wrong or overall economic conditions are significantly different than anticipated, the Company’s risk mitigation techniques may be insufficient.

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

TableofContents

Operational Risk

BB&T faces cybersecurity risks, including “denial of service attacks,” “hacking” and “identity theft” that could result in the disclosure of confidential information, adversely affect BB&T’s business or reputation and create significant legal and financial exposure.

BB&T’s computer systems and network infrastructure are subject to security risks and could be susceptible to cyber attacks, such as denial of service attacks, hacking, terrorist activities or identity theft. Financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber attacks and other means. Denial of service attacks have been launched against a number of large financial services institutions, including BB&T. None of these events resulted in a breach of BB&T’s client data or account information; however, the performance of BB&T’s website, www.bbt.com, was adversely affected, and in some instances customers were prevented from accessing BB&T’s website. BB&T expects to be subject to similar attacks in the future. While events to date primarily resulted in inconvenience, future cyber attacks could be more disruptive and damaging. Hacking and identity theft risks, in particular, could cause serious reputational harm. Cyber threats are rapidly evolving and BB&T may not be able to anticipate or prevent all such attacks. BB&T may incur increasing costs in an effort to minimize these risks and could be held liable for any security breach or loss.

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

A successful penetration or circumvention of system security could cause serious negative consequences to BB&T, including disruption of operations, misappropriation of confidential information of BB&T or its customers, or damage to computer systems of BB&T or its customers and counterparties. A security breach could result in violations of applicable privacy and other laws, financial loss to BB&T or to its customers, loss of confidence in BB&T’s security measures, significant litigation exposure, and harm to BB&T’s reputation, all of which could have a material adverse effect.

BB&T relies on its employees, systems and certain counterparties, and certain failures could materially adversely affect operations.

BB&T’s business is dependent on the ability to process, record and monitor a large number of complex transactions. The Company could be materially adversely affected if one or more of its employees causes a significant operational breakdown or failure, either as a result of human error or intentionally. Financial, accounting, or other data processing systems may fail or have other significant shortcomings that materially adversely affect BB&T’s business. BB&T’s systems may not be able to handle certain scenarios, such as a negative interest rate environment. In addition, products, services and processes are continually changing and BB&T may not fully identify new operational risks that may arise from such changes. Any of these occurrences could diminish the ability to operate one or more BUs or result in potential liability to clients, increased operating expenses, higher litigation costs (including fines and sanctions), reputational damage, regulatory intervention or weaker competitive standing, any of which could be material to the Company.

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

TableofContents

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

TableofContents

Difficulty in integrating an acquired company may prevent BB&T from realizing expected revenue increases, cost savings, increases in geographic or product presence and/or other projected benefits from the acquisition. The integration could result in higher than expected deposit attrition, loss of key employees, disruption of BB&T’s businesses or the businesses of the acquired company, or otherwise adversely affect BB&T’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition. Also, the negative effect of any divestitures required by regulatory authorities in acquisitions or business combinations may be greater than expected. As a result of these and other factors, BB&T could incur losses on acquired assets and increased expenses resulting from the failure to successfully integrate an acquired company, which could adversely impact its financial condition or results of operations.

BB&T may not be able to successfully implement future information technology system enhancements, which could adversely affect BB&T’s business operations and profitability.

BB&T invests significant resources in information technology system enhancements in order to provide functionality and security at an appropriate level. BB&T may not be able to successfully implement and integrate future system enhancements, which could adversely impact the ability to provide timely and accurate financial information in compliance with legal and regulatory requirements, which could result in sanctions from regulatory authorities. Such sanctions could include fines and suspension of trading in BB&T stock, among others. In addition, future system enhancements could have higher than expected costs and/or result in operating inefficiencies, which could increase the costs associated with the implementation as well as ongoing operations.

Failure to properly utilize system enhancements that are implemented in the future could result in impairment charges that adversely impact BB&T’s financial condition and results of operations and could result in significant costs to remediate or replace the defective components. In addition, BB&T may incur significant training, licensing, maintenance, consulting and amortization expenses during and after systems implementations, and any such costs may continue for an extended period of time.

Strategic and Other Risk

BB&T may experience significant competition from new or existing competitors, which may reduce its customer base or cause it to lower prices for its products and services in order to maintain market share.

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

In addition, the adoption of new technologies by competitors, including internet banking services, mobile phone applications and advanced ATM functionality could require BB&T to make substantial expenditures to modify or adapt its existing products and services. Also, these and other capital investments in BB&T’s business may not produce expected growth in earnings anticipated at the time of the expenditure. BB&T may not be successful in introducing new products and services, achieving market acceptance of its products and services, anticipating or reacting to consumers’ changing technological preferences or developing and maintaining loyal customers. In addition, BB&T could lose market share to the shadow banking system or other non-traditional banking organizations.

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

TableofContents

BB&T also experiences competition from nonbank companies inside and outside of its market area and, in some cases, from companies other than those traditionally considered financial sector participants. In particular, technology companies have begun to focus on the financial sector and offer software and products primarily over the Internet, with an increasing focus on mobile device delivery. These companies generally are not subject to the comparable regulatory burdens as financial institutions and may accordingly realize certain cost savings and offer products and services at more favorable rates and with greater convenience to the customer. For example, a number of companies offer bill pay and funds transfer services that allow customers to avoid using a bank. Technology companies are generally positioned and structured to quickly adapt to technological advances and directly focus resources on implementing those advances. This competition could result in the loss of fee income and customer deposits and related income. In addition, changes in consumer spending and saving habits could adversely affect BB&T’s operations, and the Company may be unable to develop competitive and timely new products and services in response. As the pace of technology and change advance, continuous innovation is expected to exert long-term pressure on the financial services industry.

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

ITEM 2. PROPERTIES

BB&T leases its headquarters at 200 West Second Street, Winston-Salem, North Carolina 27101 and owns or leases other significant office space in the vicinity of its headquarters. BB&T owns free-standing operations centers, with its primary operations and information technology centers located in various locations in the southeastern United States. Offices are either owned or operated under long-term leases. BB&T operates retail branches in a number of states, primarily concentrated in the southeastern and mid-Atlantic United States. See Table 1 for a list of BB&T’s branches by state. BB&T also operates numerous insurance agencies and other businesses that occupy facilities. Management believes that the premises are well-located and suitably equipped to serve as financial services facilities. See Note 5 “Premises and Equipment” in the “Notes to Consolidated Financial Statements” in this report for additional disclosures related to properties and other fixed assets.

TableofContents

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

BB&T’s common stock is traded on the NYSE under the symbol “BBT.” The common stock was held by approximately 384,000 shareholders at December 31, 2015 compared to approximately 346,000 shareholders at December 31, 2014. The following table sets forth the quarterly high and low trading prices and closing sales prices for BB&T’s common stock and the dividends declared per share of common stock for each of the last eight quarters.

Table 4
Quarterly Summary of Market Prices and Cash Dividends Declared on Common Stock

	2015				2014
				Cash				Cash
	Sales Prices			Dividends	Sales Prices			Dividends
	High	Low	Close	Declared	High	Low	Close	Declared
Quarter Ended:
March 31	$40.17	$34.95	$38.99	$0.24	$41.04	$36.28	$40.17	$0.23
June 30	41.70	37.33	40.31	0.27	40.95	36.38	39.43	0.24
September 30	41.90	34.73	35.60	0.27	40.21	35.86	37.21	0.24
December 31	39.47	34.24	37.81	0.27	39.69	34.50	38.89	0.24
Year	$41.90	$34.24	$37.81	$1.05	$41.04	$34.50	$38.89	$0.95

Common Stock, Dividends and Share Repurchases

BB&T’s ability to pay dividends is primarily dependent on earnings from operations, the adequacy of capital and the availability of liquid assets for distribution and is subject to the FRB not objecting to its capital plan. BB&T’s ability to generate liquid assets for distribution is dependent on the ability of Branch Bank to pay dividends to the Parent Company. The payment of cash dividends is an integral part of providing a competitive return on shareholders’ investments. The Company’s policy is to accomplish this while retaining sufficient capital to support future growth and to meet regulatory requirements. Management has established a guideline that the common dividend payout ratio will be between 30% and 50% and the total payout ratio (including dividends and share repurchases) will be between 30% and 80% of basic EPS during normal economic conditions. BB&T’s common dividend payout ratio, computed by dividing dividends declared per common share by basic EPS, was 40.5% in 2015 compared to 34.4% in 2014. BB&T has paid a cash dividend to shareholders every year since 1903. BB&T expects common dividend declarations, if declared, to occur in January, April, July and October with payment dates on or about the first of March, June, September and December. A discussion of dividend restrictions is included in Note 15 “Regulatory Requirements and Other Restrictions” in the “Notes to Consolidated Financial Statements” and in the “Regulatory Considerations” section.

Share Repurchases

BB&T has periodically repurchased shares of its own common stock. In accordance with North Carolina law, repurchased shares cannot be held as treasury stock, but revert to the status of authorized and unissued shares upon repurchase.

The Board of Directors had previously granted authority under the 2006 Repurchase Plan for the repurchase of up to 50 million shares of BB&T’s common stock. No shares were repurchased in connection with the 2006 Repurchase Plan during 2015, 2014, or 2013.

During June 2015, the Board of Directors authorized a new plan, the 2015 Repurchase Plan, to repurchase up to 50 million shares of the Company’s common stock. Repurchases under the 2015 Repurchase Plan may be effected through open market purchases or privately negotiated transactions. The timing and exact amount of repurchases will be consistent with the Company’s capital plan and subject to various factors, including the Company’s capital position, liquidity, financial performance, alternative uses of capital, stock trading price and general market conditions, and may be suspended at any time. The 2015 Repurchase Plan replaces the 2006 Repurchase Plan and does not have a specified termination date. No shares were repurchased in connection with the 2015 Repurchase Plan during 2015.

TableofContents

Table 5
Share Repurchase Activity

					Maximum Remaining
					Number of Shares
		Total	Average	Total Shares Repurchased	Available for Repurchase
		Shares	Price Paid	Pursuant to	Pursuant to
		Repurchased (1)	Per Share (2)	Publicly-Announced Plan	Publicly-Announced Plan

		(shares in thousands)
	October 2015	9	$35.42	―	50,000
	November 2015	3	37.78	―	50,000
	December 2015	12	37.42	―	50,000
	Total	24	36.69	―

(1)	Repurchases reflect shares exchanged or surrendered in connection with the exercise of equity-based awards under BB&T’s equity-based compensation plans.
(2)	Excludes commissions.

Preferred Stock

See Note 10 “Shareholders’ Equity” in the “Notes to Consolidated Financial Statements” for information about BB&T’s preferred stock.

Equity Compensation Plan Information

The following table provides information concerning securities to be issued upon the exercise of outstanding equity-based awards, the weighted average price of such awards and the securities remaining available for future issuance as of December 31, 2015.

Table 6
Equity Compensation Plan Information

		(a)(1)	(b)(2)	(c)(3)
		Number of securities	Weighted-average	Number of securities remaining
		to be issued upon	exercise price of	available for future issuance
		exercise of outstanding	outstanding options,	under equity compensation plans
	Plan Category	options, warrants and rights	warrants and rights	(excluding securities reflected in (a))
	Approved by security holders	32,215,501	$34.89	22,015,930
	Not approved by security holders	―	―	―
	Total	32,215,501	34.89	22,015,930

(1)	Includes 11,638,316 RSUs.
(2)	Excludes RSUs because they do not have an exercise price.
(3)	All awards remaining available for future issuance will be issued under the terms of the 2012 Incentive Plan.

TableofContents

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

TableofContents

*	$100 invested on December 31, 1995, 2005 or 2010, including reinvestment of dividends. Fiscal year ended December 31.

		Cumulative Total Return Through December 31,						Cumulative Total Return
		2010	2011	2012	2013	2014	2015	Through December 31, 2015
		$100 Invested December 31, 2010						10 Year	20 Year
	BB&T Corporation	$100.00	$98.12	$116.35	$154.41	$165.06	$164.90	$130.13	$561.66
	S&P 500 Index	100.00	102.11	118.43	156.77	178.22	180.67	202.41	481.73
	BB&T’s Peer Group	100.00	88.66	108.49	147.24	164.75	164.96	118.28	388.14

TableofContents

ITEM 6. SELECTED FINANCIAL DATA
(dollars in millions, except per share data, shares in thousands)

	As of/ For the Year Ended December 31,
	2015	2014	2013	2012	2011
Summary Income Statement:
Interest income	$6,473	$6,286	$6,654	$7,068	$7,035
Interest expense	735	769	892	1,062	1,381
Net interest income-taxable equivalent	5,738	5,517	5,762	6,006	5,654
Noninterest income	4,019	3,856	4,036	3,973	3,217
Revenue-taxable equivalent	9,757	9,373	9,798	9,979	8,871
Less: taxable equivalent adjustment	146	143	146	149	147
Provision for credit losses	428	251	592	1,057	1,190
Noninterest expense	6,266	5,852	5,777	5,828	5,802
Income before income taxes	2,917	3,127	3,283	2,945	1,732
Provision for income taxes	794	921	1,553	892	384
Net income	2,123	2,206	1,730	2,053	1,348
Noncontrolling interest	39	75	50	49	43
Dividends and accretion on preferred stock	148	148	117	63	―
Net income available to common shareholders	1,936	1,983	1,563	1,941	1,305

Per Common Share:
Earnings:
Basic	$2.59	$2.76	$2.22	$2.78	$1.87
Diluted	2.56	2.72	2.19	2.74	1.85
Cash dividends declared (1)	1.05	0.95	0.92	0.80	0.65
Common equity	31.66	30.09	28.48	27.17	24.90

Average Balances:
Total assets	$197,347	$185,095	$181,282	$178,592	$162,903
Securities, at amortized cost (2)	42,103	40,541	36,772	36,334	29,923
Loans and leases (3)	127,802	118,830	117,527	113,733	105,962
Deposits	138,498	129,077	128,555	127,617	112,318
Long-term debt	23,343	22,210	19,301	20,651	22,257
Shareholders' equity	25,871	23,954	21,860	19,435	17,204

Period-End Balances:
Total assets	$209,947	$186,834	$183,043	$184,469	$174,956
Securities, at amortized cost (2)	43,827	41,147	40,205	38,731	36,407
Loans and leases (3)	136,986	121,307	117,139	118,364	111,205
Deposits	149,124	129,040	127,475	133,075	124,939
Long-term debt	23,769	23,312	21,493	19,114	21,803
Shareholders' equity	27,340	24,377	22,780	21,193	17,425

Selected Ratios:
Rate of return on:
Average total assets	1.08%	1.19%	0.95%	1.15%	0.83%
Average common equity	8.34	9.32	8.07	10.52	7.61
Average total shareholders' equity	8.21	9.21	7.91	10.56	7.84
Dividend payout	40.54	34.42	41.44	28.78	34.76
Average total shareholders' equity to average total assets	13.11	12.94	12.06	10.88	10.56

(1)	2011 included a special $0.01 dividend.
(2)	Excludes trading securities.
(3)	Loans and leases are net of unearned income and include LHFS.
Note: Prior periods have been revised to reflect the adoption of new accounting guidance for investments in qualified affordable housing projects and certain other reclassifications to conform to the current presentation. See Note 14 "Commitments and Contingencies" for additional information.

TableofContents

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Overview of Significant Events and Financial Results

Net income available to common shareholders totaled $1.9 billion for 2015, a 2.4% decline from the prior year. On a diluted per common share basis, earnings for 2015 were $2.56, compared to $2.72 for 2014. BB&T’s results of operations for 2015 produced a return on average assets of 1.08% and a return on average common shareholders’ equity of 8.34% compared to prior year ratios of 1.19% and 9.32%, respectively. These results include merger-related and restructuring charges of $165 million for 2015, which reflects current year acquisition activity, compared to $46 million for 2014. Net interest income and noninterest income were both higher following the current year acquisition activity. Noninterest expense was higher due to increases in headcount and locations, primarily the result of the acquisitions, and the provision for credit losses increased after an allowance release in the prior year.

Effective January 1, 2015, BB&T adopted new guidance related to the accounting for investments in qualified affordable housing projects. For periods prior to January 1, 2015, amortization expense related to qualifying investments in low income housing tax credits was reclassified from other income to provision for income taxes, and the amount of amortization and tax benefits recognized was revised as a result of the adoption of the proportional amortization method. See Note 14 “Commitments and Contingencies” for additional information.

During 2015, BB&T acquired Susquehanna Bancshares, Inc., which provided $18.3 billion in assets, $14.1 billion in deposits and 245 branches in Pennsylvania, New Jersey, West Virginia and Maryland. BB&T also acquired The Bank of Kentucky Financial Corporation, which provided $2.0 billion in assets, $1.6 billion in deposits and 32 branches in the northern Kentucky/Cincinnati market, and completed the purchase of 41 retail branches in Texas, providing $1.9 billion in deposits. Additionally, BB&T reached an agreement to acquire National Penn Bancshares, Inc., which had $9.6 billion in assets, $6.7 billion in deposits and 124 branches in Pennsylvania, New Jersey and Maryland as of December 31, 2015.

Industry-wide sustained low interest rates represented a significant challenge for the Company during 2015 and for the past several years. From a NIM perspective, the negative impact associated with lower yields on loans and securities was partially mitigated by a decrease in funding costs from 0.65% to 0.60%, primarily driven by a decline in the cost of interest-bearing deposits and the early extinguishment of certain higher-cost FHLB advances during 2015 and 2014.

BB&T’s revenues for 2015 were $9.8 billion on a FTE basis, an increase of $384 million compared to 2014. Net interest income on a FTE basis was $221 million higher than the prior year, which reflects a $187 million increase in interest income and a $34 million decrease in interest expense. Noninterest income increased $163 million for the year, driven by improvements in FDIC loss share income and higher mortgage banking income.

The provision for credit losses was $428 million, compared to $251 million for the prior year. This increase reflects the stabilization in the rate of credit improvement and prior year loan sales that generated gains through the release of the related ALLL.

Asset quality improved significantly during 2015 as NPAs declined $70 million, or 9.0%, compared to 2014. This decline included a $40 million decrease in NPLs primarily due to continuing strong asset quality within commercial lending, and a $30 million decrease in foreclosed real estate and other property. Net charge-offs for 2015 were $436 million, compared to $538 million for the prior year. The ratio of the ALLL to net charge-offs was 3.36x for 2015, compared to 2.74x in 2014.

Noninterest expense increased $414 million primarily due to higher personnel expense and merger-related and restructuring charges, both of which were primarily the result of acquisition activity. These increases were partially offset by lower loan-related and other expense as the prior year included $118 million of charges related to the FHA-insured loan origination process.

During 2015, the U.S. Court of Appeals overturned a portion of an earlier ruling related to tax benefits previously disallowed in connection with a financing transaction that resulted in the recognition of income tax benefits of $107 million.

TableofContents

BB&T’s total assets at December 31, 2015 were $209.9 billion, an increase of $23.1 billion compared to December 31, 2014. This includes a $15.7 billion increase in loans and leases due to acquisitions and organic growth. Commercial and industrial loans were up $7.0 billion, CRE-income producing properties loans were up $2.7 billion and direct retail lending loans were up $3.0 billion. Mortgage loans declined $557 million due to management’s continuing decision to sell substantially all conforming mortgage loan production and the impact of certain NPL sales, partially offset by acquisition activity. AFS securities totaled $25.3 billion at December 31, 2015, compared to $20.9 billion at December 31, 2014. HTM securities were $18.5 billion at December 31, 2015 compared to $20.2 billion in the prior year. Goodwill, CDI and other intangible assets were also higher as the result of acquisitions.

Total deposits at December 31, 2015 were $149.1 billion, an increase of $20.1 billion from the prior year. Noninterest-bearing deposits increased $6.9 billion, interest checking increased $5.1 billion and money market and savings increased $9.9 billion. Time deposits declined $1.8 billion. The overall growth in lower-cost deposits reflects acquisition activity and continued organic growth. The average cost of interest-bearing deposits for 2015 was 0.24%, a decline of two basis points compared to the prior year.

Total shareholders’ equity increased $3.0 billion, or 12.2%, compared to the prior year. This increase was primarily driven by net income in excess of dividends totaling $1.2 billion, combined with common stock issued in connection with acquisitions. BB&T’s Tier 1 risk-based capital and total risk-based capital ratios at December 31, 2015 were 11.8% and 14.3%, respectively, compared to 12.4% and 14.9% at December 31, 2014, respectively. Common equity tier 1 was 10.3% at December 31, 2015.

On February 24, 2016 BB&T reached an agreement to acquire CGSC North America Holdings Corporation from Cooper Gay Swett & Crawford.

Key Challenges

BB&T’s business has become more dynamic and complex in recent years. Consequently, management has annually evaluated and, as necessary, adjusted the Company’s business strategy in the context of the current operating environment. During this process, management considers the current financial condition and performance of the Company and its expectations for future economic activity from both a national and local market perspective. The achievement of BB&T’s key strategic objectives and established long-term financial goals is subject to many uncertainties and challenges. In the opinion of management, the challenges that are most relevant and likely to have a near term impact on performance are presented below:

•	Intense competition within the financial services industry given the challenge in growing assets during a period of sustained low interest rates.

•	New technologies and evolving consumer preferences will put pressure on market share and customer loyalty.

•	Global economic and geopolitical risk, including potential financial system instability and ramifications of sovereign debt issues.

•	Cost and risk associated with regulatory reform and initiatives and IT projects.

•	Merger integration risk.

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

TableofContents

2015 compared to 2014

For 2015, net interest income on a FTE basis totaled $5.7 billion, an increase of $221 million or 4.0% compared to the prior year. The increase reflects higher interest income due to acquisitions and organic loan growth, partially offset by lower yields on new loans and securities and runoff in the loan portfolio acquired from the FDIC. Interest expense declined, reflecting lower rates and improvement in the mix of funding sources. The average cost of interest-bearing deposits declined two basis points to 0.24%, reflecting reductions in time deposits and growth in interest checking and money market and savings. The average cost of long-term debt declined from 2.36% to 2.13%, primarily due to the early extinguishment of $2.0 billion of higher-cost FHLB advances during the last two years.

The FTE-adjusted NIM is the primary measure used in evaluating the gross profit margin from the portfolios of earning assets. The FTE-adjusted NIM was 3.32% in 2015 compared with 3.42% in 2014. The decline in the NIM reflects lower yields on loans and securities, partially offset by the lower funding costs described above. The average annualized FTE yield for total loans and leases was 4.26% for 2015, compared to 4.42% for the prior year. The decrease was primarily due to lower yields on new loan originations and the runoff of higher yielding loans acquired from the FDIC, partially offset by acquisition impact. The FTE yield on the total securities portfolio was 2.36% for the year ended December 31, 2015, compared to 2.45% for the prior year.

The average rate paid on interest-bearing deposits for 2015 dropped to 0.24%, from 0.26% in 2014. This improvement was driven by changes in mix, with time deposits representing a lower percentage of interest-bearing deposits at December 31, 2015.

The rate paid on average short-term borrowings was 0.15% in 2015, compared to 0.13% in 2014. The average rate on long-term debt during 2015 was 2.13%, compared to 2.36% for the prior year. This decline reflects the previously mentioned early extinguishment of higher-cost FHLB advances. At December 31, 2015, the targeted Federal funds rate was a range of 0.25% to 0.50%, following the first rate increase in several years.

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

The average rate paid on interest-bearing deposits for 2014 dropped to 0.26%, from 0.32% in 2013. This improvement was driven by an 18 basis point reduction in the cost of time deposits.

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

TableofContents

Table 7
FTE Net Interest Income and Rate / Volume Analysis (1)
Year Ended December 31, 2015, 2014 and 2013
										2015 vs. 2014			2014 vs. 2013
	Average Balances (7)			Yield/Rate			Income/Expense			Increase	Change due to		Increase	Change due to
	2015	2014	2013	2015	2014	2013	2015	2014	2013	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume

	(Dollars in millions)
Assets
Total securities, at amortized cost: (2)
U.S. Treasuries	$2,650	$1,969	$486	1.58%	1.51%	0.42%	$42	$30	$2	$12	$1	$11	$28	$13	$15
GSEs	5,338	5,516	5,032	2.13	2.10	2.04	113	116	103	(3)	2	(5)	13	3	10
MBS issued by GSE	30,683	29,504	27,598	1.98	2.00	2.00	605	589	552	16	(6)	22	37	―	37
States and political subdivisions	1,913	1,827	1,836	5.62	5.78	5.80	108	106	107	2	(3)	5	(1)	―	(1)
Non-agency MBS	215	246	283	8.17	7.55	5.69	18	19	16	(1)	1	(2)	3	5	(2)
Other	477	547	470	1.31	1.43	1.45	7	8	7	(1)	(1)	―	1	―	1
Acquired from FDIC	827	932	1,067	12.22	13.35	12.82	101	125	137	(24)	(10)	(14)	(12)	5	(17)
Total securities	42,103	40,541	36,772	2.36	2.45	2.51	994	993	924	1	(16)	17	69	26	43
Other earning assets (3)	2,768	1,881	2,412	1.39	2.13	1.39	38	40	34	(2)	(17)	15	6	15	(9)
Loans and leases, net of unearned income: (4)(5)
Commercial:
Commercial and industrial	44,648	39,537	38,206	3.21	3.35	3.63	1,434	1,325	1,386	109	(57)	166	(61)	(108)	47
CRE-income producing properties	11,806	10,489	9,916	3.66	3.49	3.72	432	366	368	66	18	48	(2)	(23)	21
CRE-construction and development	3,196	2,616	2,589	3.57	3.51	3.86	114	92	100	22	2	20	(8)	(9)	1
Dealer floor plan	1,068	985	619	1.85	1.87	2.18	20	18	14	2	―	2	4	(2)	6
Direct retail lending (6)	9,375	8,249	15,952	4.07	4.10	4.64	381	338	741	43	(2)	45	(403)	(78)	(325)
Sales finance	9,975	9,022	8,039	2.86	2.80	3.26	286	253	261	33	6	27	(8)	(38)	30
Revolving credit	2,406	2,385	2,303	8.76	8.70	8.56	211	208	197	3	1	2	11	3	8
Residential mortgage (6)	30,252	31,528	23,598	4.15	4.20	4.22	1,255	1,325	996	(70)	(16)	(54)	329	(5)	334
Other lending subsidiaries	12,291	10,848	10,468	8.68	9.08	10.20	1,067	985	1,068	82	(45)	127	(83)	(121)	38
PCI	1,083	1,613	2,667	16.57	17.22	16.93	179	278	451	(99)	(10)	(89)	(173)	8	(181)
Total loans and leases HFI	126,100	117,272	114,357	4.27	4.42	4.88	5,379	5,188	5,582	191	(103)	294	(394)	(373)	(21)
LHFS	1,702	1,558	3,170	3.63	4.19	3.59	62	65	114	(3)	(9)	6	(49)	17	(66)
Total loans and leases	127,802	118,830	117,527	4.26	4.42	4.85	5,441	5,253	5,696	188	(112)	300	(443)	(356)	(87)
Total earning assets	172,673	161,252	156,711	3.75	3.90	4.25	6,473	6,286	6,654	187	(145)	332	(368)	(315)	(53)
Nonearning assets	24,674	23,843	24,571
Total assets	$197,347	$185,095	$181,282

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest checking	$22,092	$18,731	$19,305	0.08	0.07	0.08	18	13	15	5	2	3	(2)	(2)	―
Money market and savings	56,592	49,728	48,640	0.19	0.15	0.13	107	74	64	33	22	11	10	9	1
Time deposits	16,405	22,569	26,006	0.66	0.67	0.85	107	151	221	(44)	(2)	(42)	(70)	(43)	(27)
Foreign office deposits - interest-bearing	593	722	672	0.12	0.07	0.08	1	1	1	―	―	―	―	―	―
Total interest-bearing deposits	95,682	91,750	94,623	0.24	0.26	0.32	233	239	301	(6)	22	(28)	(62)	(36)	(26)
Short-term borrowings	3,221	3,421	4,459	0.15	0.13	0.16	5	5	7	―	―	―	(2)	(1)	(1)
Long-term debt	23,343	22,210	19,301	2.13	2.36	3.03	497	525	584	(28)	(54)	26	(59)	(139)	80
Total interest-bearing liabilities	122,246	117,381	118,383	0.60	0.65	0.75	735	769	892	(34)	(32)	(2)	(123)	(176)	53
Noninterest-bearing deposits	42,816	37,327	33,932
Other liabilities	6,414	6,433	7,107
Shareholders’ equity	25,871	23,954	21,860
Total liabilities and shareholders’ equity	$197,347	$185,095	$181,282
Average interest rate spread				3.15%	3.25%	3.50%
NIM / net interest income				3.32%	3.42%	3.68%	$5,738	$5,517	$5,762	$221	$(113)	$334	$(245)	$(139)	$(106)
FTE adjustment							$146	$143	$149

(1)	Yields are stated on a FTE basis assuming tax rates in effect for the periods presented.
(2)	Total securities include AFS and HTM securities at amortized cost.
(3)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, trading securities, FHLB stock and other earning assets.
(4)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(5)	NPLs have been included in the average balances.
(6)	During the first quarter of 2014, $8.3 billion in loans were transferred from direct retail lending to residential mortgage.
(7)	Excludes basis adjustments for fair value hedges.

TableofContents

Provision for Credit Losses

2015 compared to 2014

The provision for credit losses was $428 million in 2015, an increase of $177 million compared to the prior year. The increase in the provision for credit losses reflects allowance releases on loan sales in the prior year and stabilization in credit trends after an extended period of improvements. The ratio of the ALLL to net charge-offs was 3.36x for 2015, compared to 2.74x for 2014. During the prior year, loan sales resulted in a combined $66 million in gains recognized through the release of the ALLL.

Net charge-offs were 0.35% of average loans and leases held for investment for 2015, compared to 0.46% of average loans and leases held for investment during 2014. Net charge-offs declined $102 million, or 19.0%, with improvement across several loan portfolios led by commercial and industrial loans, which declined $45 million, and residential mortgage-nonguaranteed, which declined $38 million.

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

TableofContents

Table 8
Noninterest Income

	Year Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013

	(Dollars in millions)
Insurance income	$1,596	$1,643	$1,517	(2.9)%	8.3%
Service charges on deposits	631	632	619	(0.2)	2.1
Mortgage banking income	455	395	565	15.2	(30.1)
Investment banking and brokerage fees and commissions	398	387	383	2.8	1.0
Trust and investment advisory revenues	240	221	200	8.6	10.5
Bankcard fees and merchant discounts	218	207	202	5.3	2.5
Checkcard fees	174	163	157	6.7	3.8
Operating lease income	124	95	77	30.5	23.4
Income from bank-owned life insurance	113	110	113	2.7	(2.7)
FDIC loss share income, net	(253)	(343)	(293)	(26.2)	17.1
Securities gains (losses), net	(3)	(3)	51	―	(105.9)
Other income	326	349	445	(6.6)	(21.6)
Total noninterest income	$4,019	$3,856	$4,036	4.2	(4.5)

2015 compared to 2014

Noninterest income was a record $4.0 billion for 2015, an increase of $163 million compared to 2014. This increase was driven by improved FDIC loss share income, higher mortgage banking income and higher operating lease income, partially offset by lower insurance income and lower other income.

FDIC loss share income improved by $90 million, primarily due to a $58 million reduction in negative accretion related to credit losses on covered loans and a $20 million change in the offset to the provision for covered loans. See “Acquired from the FDIC and FDIC Loss Share Receivable/Payable” for additional information.

Mortgage banking income increased $60 million, primarily due to higher volume and $17 million of higher MSR valuation adjustments.

Operating lease income increased $29 million, primarily due to a larger leasing portfolio size as this business has continued to demonstrate steady growth.

Income from BB&T’s insurance agency/brokerage operations was the largest source of noninterest income in 2015. Insurance income totaled $1.6 billion for 2015, a decline of $47 million compared to 2014. The second quarter sale of American Coastal resulted in a $79 million decline in insurance income, which was partially offset by higher volume in the property and casualty business.

Other income totaled $326 million for 2015, a decline of $23 million from 2014. This decline is primarily due to the $26 million loss on sale of American Coastal during the second quarter of 2015 and $18 million of lower income related to assets for certain post-employment benefits (which is offset in personnel expense). These declines were partially offset by higher partnerships and other investment income, which was the result of an opportunistic sale that resulted in a $28 million gain during the third quarter of 2015.

2014 compared to 2013

Noninterest income was $3.9 billion for 2014, compared to $4.0 billion for 2013. This decrease was driven by declines in mortgage banking income, FDIC loss share income, net securities gains and other income, partially offset by growth in insurance income.

Income from BB&T’s insurance agency/brokerage operations was the largest source of noninterest income in 2014. Insurance income was $1.6 billion, up $126 million compared to 2013, as increased volume and improving market conditions drove broad-based increases across the insurance business. This growth was led by a $95 million increase in property and casualty commissions and a $17 million increase in contingent insurance commissions.

TableofContents

Mortgage banking income totaled $395 million in 2014, a decrease of $170 million compared to the prior year. The decrease in mortgage banking income includes a $182 million decrease in residential mortgage production revenues primarily due to decreases in the volume and margins on loan sales, which have come under pressure due to increased competition and sustained low interest rates. The decline also reflects an $18 million reduction in fees primarily due to a reduction in volume. These declines were partially offset by increased servicing income due to a larger servicing portfolio as well as an increase in derivative income.

Net securities gains declined $54 million as the prior year contained a $46 million gain on the sale of GNMA securities. FDIC loss share income, net, was $50 million worse than 2013, primarily due to a $29 million change in the offset to the provision for covered loans, which was a benefit in 2014 due to improved credit quality on the acquired loans.

Trust and investment advisory revenues increased $21 million to a record $221 million, primarily the result of higher investment advisory revenues during the current year. Other income decreased $96 million in 2014, primarily due to a $31 million gain on the sale of a consumer lending subsidiary in 2013, a $24 million decrease in income from assets related to certain post-employment benefits, which is offset in personnel expense, and an $8 million decrease in letter of credit fees. These declines and other smaller declines were partially offset by a $19 million increase in leasing income.

Noninterest Expense

The following table provides a breakdown of BB&T’s noninterest expense:

Table 9
Noninterest Expense

	Year Ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013

	(Dollars in millions)
Personnel expense	$3,469	$3,180	$3,293	9.1%	(3.4)%
Occupancy and equipment expense	708	682	692	3.8	(1.4)
Software expense	192	174	158	10.3	10.1
Loan-related expense	150	267	188	(43.8)	42.0
Outside IT services	135	115	89	17.4	29.2
Professional services	130	139	189	(6.5)	(26.5)
Amortization of intangibles	105	91	106	15.4	(14.2)
Regulatory charges	101	106	143	(4.7)	(25.9)
Foreclosed property expense	53	40	55	32.5	(27.3)
Merger-related and restructuring charges, net	165	46	46	NM	―
Loss on early extinguishment of debt	172	122	―	41.0	NM
Other expense	886	890	818	(0.4)	8.8
Total noninterest expense	$6,266	$5,852	$5,777	7.1	1.3

2015 compared to 2014

Noninterest expense totaled $6.3 billion for 2015, an increase of $414 million from 2014. This increase was driven by higher personnel expense, merger-related and restructuring charges and loss on early extinguishment of debt, partially offset by lower loan-related expense.

Personnel expense is the largest component of noninterest expense and includes salaries, wages and incentives, as well as pension and other employee benefit costs. Personnel expense totaled $3.5 billion, a $289 million increase compared to 2014. This increase was driven by a $114 million increase in salaries, which was primarily due to additional headcount from acquisitions. Personnel expense also increased due to a $74 million increase in pension expense that reflects higher amortization, service and interest costs, partially offset by the estimated return on higher plan assets. Additionally, personnel expense reflects a $50 million increase in employee medical and insurance benefits and a $32 million increase in incentives.

Merger-related and restructuring charges totaled $165 million, an increase of $119 million compared to 2014. This increase was primarily related to the Susquehanna acquisition, with additional amounts related to The Bank of Kentucky and the planned acquisition of National Penn.

Loss on early extinguishment of debt was $172 million for 2015, compared to $122 million for 2014. The combined debt extinguishments for the two years totaled $2.0 billion of FHLB advances with a weighted average interest rate of 4.5%.

TableofContents

Occupancy and equipment expense totaled $708 million for 2015, compared to $682 million for 2014. The increase reflects the acquisition activity occurring during the year.

Loan-related expense totaled $150 million for 2015, a decrease of $117 million compared to the prior year. This decrease is largely the result of lower claims and chargeoffs in the current year, as well as charges recorded in the prior year of $33 million related to the FHA-insured loan origination process and $27 million related to a review of mortgage lending processes.

2014 compared to 2013

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

Professional services expense totaled $139 million, a decrease of $50 million compared to the prior year. This decrease was driven by a reduction in legal fees as well as services associated with regulatory initiatives. Regulatory charges totaled $106 million for 2014, a decline of $37 million compared to 2013, which primarily reflects a reduction in FDIC insurance due to long-term debt issuances and improved credit conditions.

Loan-related expense totaled $267 million for 2014, an increase of $79 million compared to the prior year. This increase includes a $33 million mortgage loan indemnification reserve adjustment, which represents an increase in estimated losses that may be incurred on FHA-insured mortgage loans that have not yet defaulted, and a mortgage reserve adjustment of $27 million related to a review of mortgage lending processes.

Outside IT services totaled $115 million during 2014, compared to $89 million for 2013. This increase was due to third-party costs associated with the new ERP and commercial loan systems.

A loss on early extinguishment of debt of $122 million was recorded during 2014 in connection with the early termination of $1.1 billion of higher cost FHLB advances. The transaction occurred during the third quarter of 2014 and had a beneficial impact to net interest income for the remainder of the year.

Other expense was $890 million for 2014, an increase of $72 million compared to 2013. During June 2014, BB&T received notice from the HUD-OIG that BB&T had been selected for an audit/survey to assess BB&T's compliance with FHA loan origination and quality control requirements. In late 2014 and in 2015, BB&T received subpoenas from the HUD-OIG and the Department of Justice seeking additional information regarding its lending practices in connection with loans insured by the FHA. BB&T is cooperating with the investigation. While the outcome of the investigation is unknown and neither the Department of Justice nor the HUD-OIG has asserted any claims, similar reviews and related matters with other financial institutions have resulted in cash settlements and other remedial actions. BB&T identified a potential exposure related to losses incurred by the FHA on defaulted loans that ranges from $25 million to $105 million and recognized an $85 million charge during 2014. The income statement impact of this adjustment was included in other expense on the Consolidated Statements of lncome. The ultimate resolution of this matter is uncertain and the estimates of this exposure are subject to the application of significant judgment and therefore cannot be predicted with certainty at this time.

The increase in other expense also includes a $17 million increase in depreciation related to operating leases. These increases were partially offset by a $15 million favorable franchise tax adjustment and a decline in expense due to the prior year $11 million write-down of owned real estate.

Merger-Related and Restructuring Charges

BB&T has incurred certain merger-related and restructuring charges, which are reflected in BB&T’s Consolidated Statements of Income as a category of noninterest expense. Merger-related and restructuring expenses or credits include:

•	severance and personnel-related costs or credits, which typically occur in corporate support and data processing functions;
•	occupancy and equipment charges or credits, which relate to costs or gains associated with lease terminations, obsolete equipment write-offs and the sale of duplicate facilities and equipment;
•	professional services, which relate to investment banking advisory fees and other consulting services pertaining to the transaction;

TableofContents

•	systems conversion and related charges, which represent costs to integrate the acquired entity’s information technology systems; and

•	other merger-related and restructuring charges or credits, which include expenses necessary to convert and combine the acquired branches and operations of merged companies, direct media advertising related to the acquisitions, asset and supply inventory write-offs, and other similar charges.

Merger-related and restructuring accruals are established when the costs are incurred or once all requirements for a plan to dispose of certain business functions have been approved by management. In general, a major portion of accrued costs are utilized in conjunction with or immediately following the systems conversion, when most of the duplicate positions are eliminated and the terminated employees begin to receive severance. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger and restructuring accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at December 31, 2015 are generally expected to be utilized within one year, unless they relate to specific contracts that expire later.

The following table presents a summary of activity with respect to merger-related and restructuring accruals:

Table 10
Merger-related and Restructuring Accrual Activity

	Year Ended December 31, 2015
	Beginning Balance	Merger-Related Charges, net	Utilized	Ending Balance

	(Dollars in millions)
Severance and personnel-related	$2	$60	$(36)	$26
Occupancy and equipment	7	16	(12)	11
Professional services	17	34	(38)	13
Systems conversion and related charges	―	25	(25)	―
Other adjustments	5	30	(33)	2
Total	$31	$165	$(144)	$52

Provision for Income Taxes

BB&T’s provision for income taxes totaled $794 million, $921 million and $1.6 billion for 2015, 2014 and 2013, respectively. BB&T’s effective tax rates for the years ended 2015, 2014 and 2013 were 27.2%, 29.5% and 47.3%, respectively. The changes in the effective tax rates during 2015, 2014 and 2013 were primarily due to adjustments for uncertain tax positions as discussed below.

During 2010, BB&T received an IRS statutory notice of deficiency for tax years 2002-2007 asserting a liability for taxes, penalties and interest of approximately $892 million related to the disallowance of foreign tax credits and other deductions claimed by a subsidiary in connection with a financing transaction. BB&T paid the disputed tax, penalties and interest during 2010 and filed a lawsuit seeking a refund in the U.S. Court of Federal Claims. During 2013, the court denied the refund claim, and BB&T recorded $516 million of income tax charges. BB&T appealed the decision to the U.S. Court of Appeals for the Federal Circuit. On May 14, 2015, the appeals court overturned a portion of the earlier ruling, resulting in the recognition of income tax benefits of $107 million during the second quarter of 2015. The remainder of the decision was affirmed. On September 29, 2015, BB&T filed a petition requesting the case be heard by the U.S. Supreme Court, which has not rendered a decision on whether it will hear the case.

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

TableofContents

Segment Results

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

2015 compared to 2014

Community Banking

Community Banking had a network of 2,139 banking offices at the end of 2015, an increase of 300 offices compared to December 31, 2014. The increase in offices was primarily driven by the acquisition of 41 branches in Texas, 32 branches with the acquisition of The Bank of Kentucky and 245 branches with the acquisition of Susquehanna Bancshares, partially offset by the consolidation of nearby financial centers and the closure of certain lower volume branches within the BB&T branch network.

Community Banking net income was $978 million in 2015, an increase of $68 million, or 7.5%, compared to 2014. Net income results include the impact of the current year acquisitions as described previously.

Segment net interest income increased $159 million to $3.1 billion, primarily driven by growth in commercial loans and direct retail loans due to organic growth and the acquisitions, partially offset by lower interest rates on new loans and lower funding spreads on deposits.

Noninterest income decreased $18 million driven by lower service charges on deposits, international factoring commissions and letter of credit fees. Intersegment net referral fee income increased $15 million driven by higher loan referrals to the Residential Mortgage Banking segment and higher capital markets referrals to the Financial Services segment.

The allocated provision for credit losses decreased $56 million as a result of lower commercial and retail loan net charge-offs. Noninterest expense increased $89 million driven by higher salary, incentive, pension and franchise tax expense as well as higher merger-related charges. The increase in salary expense reflects the acquisition activity. Allocated corporate expense increased $21 million driven by internal business initiatives.

Residential Mortgage Banking

Residential Mortgage Banking net income was $244 million in 2015, an increase of $40 million, or 19.6%, compared to 2014. Mortgage originations totaled $18.1 billion in 2015, an increase of $706 million compared to $17.4 billion in 2014. BB&T’s residential mortgage servicing portfolio, which includes both retained loans and loans serviced for others, totaled $122.2 billion at the end of 2015, compared to $122.3 billion at December 31, 2014.

Segment net interest income decreased $46 million to $452 million, primarily the result of lower loans HFI balances reflecting the current strategy of selling substantially all conforming mortgage loan production, partially offset by higher credit spreads. Noninterest income increased $45 million, driven by higher gains on residential mortgage loan production and sales and an increase in net MSR income, primarily due to improved MSR hedging results.

The allocated provision for credit losses reflected a charge of $9 million in 2015, compared to a benefit of $107 million in 2014, partially attributable to stabilization in the rate of improvement in credit trends. Earlier period results reflect the impact of loan sales that generated a combined $66 million in gains through the release of the related ALLL. Noninterest expense decreased $184 million, primarily due to prior-year adjustments totaling $118 million relating to the previously discussed FHA-insured loan exposures and a $27 million prior-year charge related to a review of mortgage processes. The decrease in noninterest expense was also partially attributable to lower costs associated with repurchased loans.

Dealer Financial Services

Dealer Financial Services net income was $180 million in 2015, a decrease of $3 million, or 1.6%, compared to 2014.

TableofContents

Segment net interest income increased $53 million to $728 million, primarily driven by growth in the Dealer Finance and Regional Acceptance loan portfolios, the inclusion of dealer floor plan loans in the segment results beginning in the first quarter of 2015 and the acquisition of Susquehanna’s consumer auto leasing business.

The allocated provision for credit losses increased $17 million, primarily due to higher charge-offs. Noninterest expense increased $37 million driven by higher personnel, professional services, loan processing and other expenses.

Dealer Financial Services grew average loans by $911 million, or 7.1%, compared to 2014 as a result of strong growth in the prime and nonprime auto lending businesses and the acquisition of Susquehanna’s consumer auto leasing business.

Specialized Lending

Specialized Lending net income was $268 million in 2015, an increase of $11 million, or 4.3%, compared to 2014.

Segment net interest income increased $33 million to $465 million, driven by strong growth in small ticket consumer loans and the acquisition of Susquehanna’s small business equipment finance portfolio, partially offset by lower rates on new loans. Noninterest income increased $39 million driven by higher commercial mortgage and operating lease income.

The allocated provision for credit losses increased $9 million, primarily due to higher net charge-offs in the small ticket consumer and commercial finance loan portfolios. Noninterest expense increased $45 million, primarily due to higher personnel expense and higher depreciation of property under operating leases.

Specialized Lending grew average loans by $2.0 billion, or 12.7%, compared to 2014 as a result of strong growth in small ticket consumer, commercial mortgage and governmental finance loans and the acquisition of the small business equipment finance portfolio.

Insurance Services

Insurance Services net income was $182 million in 2015, a decrease of $51 million, or 21.9%, compared to 2014.

Insurance Service’s noninterest income of $1.6 billion decreased $55 million, which primarily reflects lower direct commercial property and casualty insurance premiums due to the previously discussed sale of American Coastal, partially offset by higher new and renewal commercial property and casualty insurance business.

Noninterest expense increased $2 million driven by higher salary, employee insurance and pension expense as well as higher merger-related charges, partially offset by lower business referral and insurance claims expense. Allocated corporate expenses increased $13 million primarily due to the centralization of certain corporate support functions during mid-2014.

Financial Services

Financial Services net income was $319 million in 2015, an increase of $37 million, or 13.1%, compared to 2014.

Segment net interest income increased $80 million to $526 million, driven by Corporate Banking and BB&T Wealth loan and deposit growth, partially offset by lower rates on new loans. Noninterest income increased $68 million as a result of higher investment commissions and brokerage fees, trust and investment advisory fees, commercial unused commitment fees and income from SBIC private equity investments. Client invested assets totaled $130.6 billion as of December 31, 2015, an increase of $11.7 billion, or 9.8%, compared to 2014.

The allocated provision for credit losses increased $40 million as a result of the Corporate Banking loan growth, portfolio mix and risk expectations related to the oil and energy sector. Noninterest expense increased $46 million compared to 2014, driven by higher salary, incentive, pension and professional services expense.

Financial Services continues to generate significant loan growth through expanded lending strategies, with Corporate Banking’s average loan balances increasing $2.6 billion, or 28.4%, compared to 2014, while BB&T Wealth’s average loan balances increased $367 million, or 32.7%. BB&T Wealth also grew transaction account balances by $595 million, or 21.5%, and money market and savings balances by $974 million, or 14.5%, compared to 2014, partially attributable to the ongoing identification and servicing of wealth clients in the Community Bank.

TableofContents

Other, Treasury & Corporate

Other, Treasury & Corporate generated a net loss of $48 million in 2015, compared to net income of $137 million in 2014.

Segment net interest income decreased $62 million to $339 million, driven by lower average PCI loan balances as well as lower yields on the securities portfolio, partially offset by higher funding spreads on deposits. Noninterest income increased $79 million, primarily due to improved FDIC loss share income, partially offset by the loss on the previously discussed sale of American Coastal.

The allocated provision for credit losses reflected a benefit of $15 million in 2015, compared to a benefit of $66 million in 2014, primarily due to a release in the RUFC in the earlier period driven by improvements related to the mix of unfunded lending exposures and a lower provision benefit for PCI loans attributable to improvements in credit quality in the earlier period.

Noninterest expense increased $365 million, driven by higher salary, employee insurance and pension expense, partially attributable to the Susquehanna acquisition, as well as higher IT professional services and software expense, franchise taxes and merger-related charges. In addition, noninterest expense for the current year includes the previously discussed $172 million loss on early extinguishment of FHLB advances, compared to a similar loss of $122 million in the prior year. Intersegment net referral fee expenses decreased $22 million driven largely by higher mortgage loan referrals shared by other segments. Amortization of intangibles increased $25 million primarily due to core deposit intangible amortization for acquisitions occurring during 2015. Allocated corporate expense decreased $53 million compared to the earlier period as a result of higher expense allocations to the other segments related to internal business initiatives and the continued centralization of certain support functions into the respective allocated corporate centers.

2014 compared to 2013

Community Banking

Community Banking had a network of 1,839 banking offices at the end of 2014, an increase of 14 offices compared to December 31, 2013. During the second quarter of 2014, BB&T completed the acquisition of 21 branches in Texas, which included $1.2 billion in deposits and $112 million in loans. The increase in offices was primarily driven by the acquisition, partially offset by the closure of certain lower volume branches.

Community Banking net income was $910 million in 2014, an increase of $26 million, or 2.9%, compared to 2013. Segment net interest income totaled $2.9 billion, a decrease of $134 million compared to 2013, primarily due to lower yields on new loans and lower funding spreads earned on deposits, partially offset by loan and noninterest-bearing deposit growth. Noninterest income of $1.2 billion increased $4 million, primarily due to higher service charges on deposits, checkcard fees and bankcard fees.

The allocated provision for credit losses decreased $156 million driven by lower business and consumer loan charge-offs, partially offset by stabilization in loss factors. Noninterest expense totaled $1.4 billion for 2014. The $145 million decrease was primarily attributable to lower personnel, occupancy and equipment and professional services expense and lower restructuring charges. Intersegment net referral fees decreased $58 million driven by lower mortgage banking referrals. Allocated corporate expenses increased $81 million, primarily driven by internal business initiatives, including the implementation of the ERP system.

Residential Mortgage Banking

Residential Mortgage Banking net income was $204 million in 2014, a decrease of $179 million, or 46.7%, compared to 2013. Mortgage originations totaled $17.4 billion in 2014, a decrease of $14.2 billion compared to $31.6 billion in 2013. BB&T’s residential mortgage servicing portfolio, which includes both retained loans and loans serviced for others, totaled $122.3 billion at the end of 2014, compared to $121.2 billion at the end of 2013.

Segment net interest income decreased $87 million to $498 million, primarily the result of lower average loan balances. Noninterest income decreased $171 million driven by lower gains on residential mortgage loan sales due to lower origination volume and tighter pricing due to competitive factors. This decrease was partially offset by an increase in net servicing income of $31 million, primarily due to slower prepayment speeds and a $2.8 billion, or 3.2%, increase in the investor-owned servicing portfolio.

TableofContents

The allocated provision for credit losses was a benefit of $107 million in 2014, compared to expense of $12 million in 2013, reflecting the benefit of the previously discussed sales of residential mortgage loans during 2014 and a decrease in loan balances consistent with the current strategy of selling substantially all conforming mortgage loan production. Noninterest expense increased $141 million, which primarily reflects a $27 million charge in the fourth quarter of 2014 related to the previously discussed ongoing review of mortgage processes, as well as adjustments in the second quarter of 2014 totaling $118 million related to the previously discussed FHA-insured loan exposures.

Dealer Financial Services

Dealer Financial Services net income was $183 million in 2014, a decrease of $21 million, or 10.3%, compared to 2013.

The allocated provision for credit losses increased $23 million primarily due to higher charge-offs in the nonprime automobile loan portfolio as credit trends in that portfolio continue to normalize. Noninterest expense increased $8 million, driven by higher personnel expense, primarily related to Regional Acceptance Corporation’s geographic expansion, and operating charge-offs.

Dealer Financial Services grew average loans by $1.1 billion, or 10.5%, compared to 2013 as a result of strong growth in both the prime and nonprime auto lending businesses.

Specialized Lending

Specialized Lending net income was $257 million in 2014, a decrease of $16 million, or 5.9%, compared to 2013.

Segment net interest income decreased $120 million to $432 million, which primarily reflects the sale of a consumer lending subsidiary during the fourth quarter of 2013 and lower credit spreads on loans earned during 2014. Noninterest income increased $10 million driven by higher operating lease income.

The sale of the specialized lending subsidiary also had a beneficial impact on the allocated provision for credit losses, which decreased $46 million. Noninterest expense decreased $34 million driven by lower personnel, occupancy and equipment, loan processing and professional services expense.

Small ticket consumer finance, equipment finance, governmental finance and commercial mortgage experienced strong loan growth compared to 2013.

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

Financial Services

Financial Services net income was $282 million in 2014, a decrease of $23 million, or 7.5%, compared to 2013.

Noninterest income increased $22 million, primarily due to higher trust, investment advisory and investment banking income. Client invested assets totaled $119.0 billion as of December 31, 2014, an increase of $7.8 billion, or 7.0%, compared to 2013.

The allocated provision for credit losses increased $7 million compared to the prior year as a result of growth in the Corporate Banking and BB&T Wealth loan portfolios. Noninterest expense increased $30 million, primarily due to higher personnel expense, operating charge-offs, sub-advisory fees and occupancy and equipment expense. Allocated corporate expenses increased $19 million, primarily driven by internal business initiatives and growth in the segment.

Financial Services continued to generate significant loan growth through expanded lending strategies. Corporate Banking’s average loan balances increased $1.7 billion, or 23.4%, compared to 2013, while BB&T Wealth’s average loan balances increased $229 million, or 25.6%. BB&T Wealth also grew transaction account balances by $438 million, or 18.8%, and money market and savings balances by $534 million, or 8.6%, compared to 2013.

TableofContents

Other, Treasury & Corporate

Other, Treasury & Corporate net income was $137 million in 2014 compared to a net loss of $506 million in 2013. Results in the prior year include $516 million in adjustments for uncertain income tax positions as previously discussed.

Segment net interest income increased $103 million to $401 million, primarily due to an increase in the investment portfolio, lower funding credits on deposits allocated to Community Banking and Financial Services and lower corporate borrowing costs, partially offset by runoff in the PCI loan portfolio.

Noninterest income decreased $170 million primarily due to lower securities gains in the investment portfolio, lower FDIC loss share income, the sale of a consumer lending subsidiary during the fourth quarter of 2013 and lower income from assets related to certain post-employment benefits.

The allocated provision for credit losses was a benefit of $66 million compared to a benefit of $16 million in 2013. Results from 2014 included a $29 million benefit for loans acquired from the FDIC and a $29 million reduction in the reserve for unfunded lending commitments driven by improvements related to the mix of lines of credit, letters of credit, and bankers’ acceptances. Noninterest expense increased $36 million, primarily due to $122 million in expense related to early extinguishment of FHLB debt, and higher outside IT services and merger-related expense, partially offset by lower personnel, professional services and tax and license expense. Intersegment net referral fee expense decreased $59 million as a result of a lower level of mortgage banking referral income that was allocated to both Community Banking and Financial Services.

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

TableofContents

The following table provides information regarding the composition of the securities portfolio for the years presented:

Table 11
Composition of Securities Portfolio

	December 31,
	2015	2014	2013

	(Dollars in millions)
AFS securities (at fair value):
U.S. Treasury	$1,832	$1,231	$595
GSE	51	―	―
Agency MBS	20,046	16,154	17,929
States and political subdivisions	2,079	1,974	1,851
Non-agency MBS	221	264	291
Other	4	41	45
Acquired from FDIC	1,064	1,243	1,393
Total AFS securities	25,297	20,907	22,104

HTM securities (at amortized cost):
U.S. Treasury	1,097	1,096	392
GSE	5,045	5,394	5,603
Agency MBS	12,267	13,120	11,636
States and political subdivisions	63	22	33
Other	58	608	437
Total HTM securities	18,530	20,240	18,101
Total securities	$43,827	$41,147	$40,205

The securities portfolio totaled $43.8 billion at December 31, 2015, compared to $41.1 billion at December 31, 2014. The increase was driven by higher AFS portfolio balances, primarily due to purchases of agency MBS and U.S. Treasury securities during the year.

As of December 31, 2015, approximately 12.4% of the securities portfolio was variable rate, compared to 14.0% as of December 31, 2014. The effective duration of the securities portfolio was 4.0 years at December 31, 2015, compared to 3.9 years at the end of 2014. The duration of the securities portfolio excludes equity securities, auction rate securities, and certain non-agency MBS acquired from the FDIC.

Agency MBS represented 73.7% of the total securities portfolio at year-end 2015, compared to 71.1% as of prior year end. As of December 31, 2015, the AFS securities portfolio also includes $1.1 billion of securities that were acquired from the FDIC as part of the Colonial acquisition. Effective October 1, 2014, securities subject to the commercial loss sharing agreement with the FDIC related to the Colonial acquisition were no longer subject to loss sharing; however, any gains on the sale of these securities through September 30, 2017 would be shared with the FDIC. Since these securities are in a significant unrealized gain position, they are effectively covered as any declines in the unrealized gains of the securities down to a contractually specified amount would reduce the liability to the FDIC at the applicable percentage. Securities acquired from the FDIC consisted of $768 million of non-agency MBS and $296 million of states and political subdivisions securities as of December 31, 2015.

BB&T transferred $517 million of HTM securities to AFS during the third quarter of 2015. These securities, which were sold by the end of the third quarter, represented investments in student loans for which there was a significant increase in risk weighting as a result of the implementation of Basel III.

BB&T recognized $4 million in OTTI charges for 2015 and $6 million in OTTI charges for 2014.

Refer to Note 3 “Securities” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to the evaluation of securities for OTTI.

TableofContents

The following table presents the securities portfolio at December 31, 2015, segregated by major category with ranges of maturities and average yields disclosed:

Table 12
Securities

		December 31, 2015
		AFS		HTM
			Effective			Effective
		Fair Value	Yield (1)	Amortized Cost		Yield (1)

		(Dollars in millions)
	U.S. Treasury:
	Within one year	$246	0.49%	$	―	― %
	One to five years	1,392	1.29		1,097	2.21
	Five to ten years	194	2.02		―	―
	Total	1,832	1.26		1,097	2.21

	GSE:
	One to five years	―	―		1,000	1.56
	Five to ten years	51	2.14		4,045	2.21
	Total	51	2.14		5,045	2.08

	Agency MBS: (2)
	One to five years	10	3.82		―	―
	Five to ten years	18	2.34		―	―
	After ten years	20,018	1.81		12,267	2.11
	Total	20,046	1.81		12,267	2.11

	States and political subdivisions: (3)
	Within one year	12	6.93		―	―
	One to five years	79	6.27		―	―
	Five to ten years	620	5.65		17	1.33
	After ten years	1,368	6.30		46	0.98
	Total	2,079	6.11		63	1.07

	Non-agency MBS: (2)
	After ten years	221	7.96		―	―
	Total	221	7.96		―	―

	Other:
	Within one year	4	0.48		1	1.29
	After ten years	―	―		57	1.69
	Total	4	0.48		58	1.69

	Acquired from FDIC:
	Within one year	2	4.51		―	―
	One to five years	186	3.70		―	―
	Five to ten years	108	4.00		―	―
	After ten years	768	17.72		―	―
	Total	1,064	13.86		―	―
	Total securities	$25,297	2.68		$18,530	2.10

(1)	Yields represent interest computed at the end of the period using the effective interest method on an FTE basis applying the statutory federal income tax rate of 35% and the amortized cost of the securities.
(2)	For purposes of the maturity table, MBS, which are not due at a single maturity date, have been included in maturity groupings based on the contractual maturity. The expected life of MBS will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans.
(3)	Weighted-average yield excludes the effect of pay-fixed swaps hedging municipal securities.

TableofContents

Lending Activities

The primary goal of the BB&T lending function is to help clients achieve their financial goals by providing quality loan products that are fair to the client and profitable to the Company. Management believes that this purpose can best be accomplished by building strong, profitable client relationships over time, with BB&T becoming an important contributor to the prosperity and well-being of its clients. In addition to the importance placed on client knowledge and continuous involvement with clients, BB&T’s lending process incorporates the standards of a consistent company-wide credit culture and an in-depth local market knowledge. Furthermore, the Company employs strict underwriting criteria governing the degree of assumed risk and the diversity of the loan portfolio in terms of type, industry and geographical concentration. In this context, BB&T strives to meet the credit needs of clients in its markets while pursuing a balanced strategy of loan profitability, loan growth and loan quality.

Table 13
Quarterly Average Balances of Loans and Leases

	For the Three Months Ended
	12/31/15	9/30/15	6/30/15	3/31/15	12/31/14

	(Dollars in millions)
Commercial:
Commercial and industrial	$48,047	$46,462	$42,541	$41,448	$40,383
CRE - income producing properties	13,264	12,514	10,730	10,680	10,681
CRE - construction and development	3,766	3,502	2,767	2,734	2,772
Dealer floor plan	1,164	1,056	1,010	1,040	1,053
Direct retail lending	10,896	9,926	8,449	8,191	8,085
Sales finance	10,533	10,386	9,507	9,458	9,194
Revolving credit	2,458	2,421	2,365	2,385	2,427
Residential mortgage	30,334	30,384	29,862	30,427	31,046
Other lending subsidiaries	13,281	12,837	11,701	11,318	11,351
PCI	1,070	1,052	1,055	1,156	1,309
Total average loans and leases HFI	134,813	130,540	119,987	118,837	118,301
LHFS	1,377	1,959	2,069	1,398	1,611
Total average loans and leases	$136,190	$132,499	$122,056	$120,235	$119,912

Average loans held for investment for the fourth quarter of 2015 were $134.8 billion, up $4.3 billion compared to the third quarter of 2015. Excluding acquisitions (which comprises Susquehanna, The Bank of Kentucky, both branch acquisitions in Texas and BankAtlantic), average loans held for investment were up approximately 2.0% on an annualized basis.

Average commercial and industrial loans increased $1.6 billion during the fourth quarter of 2015. Approximately $740 million of the increase was the result of acquisitions while the remaining increase primarily reflects continued growth in large corporate lending. Average commercial real estate – income producing properties loans increased $750 million and average commercial real estate – construction and development loans increased $264 million, with the majority of both of these increases being attributable to acquisitions. Dealer floor plan average loans, which were not significantly impacted by acquisition activity, were up $108 million or 40.6% annualized, due to strong organic growth.

Direct retail lending average loans increased $970 million; approximately $735 million of the growth was due to acquisitions. Other lending subsidiaries average loans increased $444 million, with approximately half of the increase due to acquisitions.

Excluding acquisition activity, average sales finance loans declined approximately $400 million, which is partially due to dealer pricing structure changes implemented during the third quarter. Average residential mortgage loans decreased approximately $430 million excluding acquisitions, which reflects the continued strategy to sell conforming residential mortgage loan production.

The following table excludes sales finance and retail other lending subsidiaries loans as the substantial majority of those loans have fixed interest rates:

TableofContents

Table 14
Variable Rate Loans (Excluding PCI and LHFS)

December 31, 2015	Outstanding Balance	Wtd. Avg. Contractual Rate	Wtd. Avg. Remaining Term

	(Dollars in millions)
Commercial:
Commercial and industrial	$33,927	2.39%	2.9	yrs
CRE - income producing properties	9,984	3.14	4.5
CRE - construction and development	3,356	3.44	3.1
Dealer floor plan (1)	1,215	1.91	NM
Other lending subsidiaries	528	2.68	2.7
Retail:
Direct retail lending (2)	9,060	3.45	8.4
Revolving credit	2,194	9.35	NM
Residential mortgage	6,412	3.42	24.9

(1)	The weighted average remaining term for dealer floor plan is excluded as the balance primarily represents loans that are callable on demand.
(2)	The weighted average remaining term for direct retail lending represents the remaining contractual draw period. Margin loans totaling $94 million have been excluded from the calculation of the weighted average remaining term because they do not have a contractual end date and are callable on demand.
NM - not meaningful.

As of December 31, 2015, approximately 3.3% of the outstanding balance of variable rate residential mortgage loans is currently in an interest-only phase. Approximately 94.0% of these balances will begin amortizing within the next three years. Variable rate residential mortgage loans typically reset every 12 months beginning after a 3 to 10 year fixed period, with an annual cap on rate changes ranging from 2.0% to 6.0%.

As of December 31, 2015, the direct retail lending portfolio includes $6.7 billion of home equity lines. Approximately 74.9% of the outstanding balance of variable rate home equity lines is currently in the interest-only phase. Approximately 8.8% of these balances will begin scheduled amortization within the next three years. Variable rate home equity lines typically reset on a monthly basis. Variable rate home equity loans were immaterial as of December 31, 2015.

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

BB&T has limited ability to monitor the delinquency status of the first lien, unless the first lien is held or serviced by BB&T. As a result, using migration assumptions that are based on historical experience and adjusted for current trends, BB&T estimates the volume of second lien positions where the first lien is delinquent and adjusts the ALLL to reflect the increased risk of loss on these credits. Finally, BB&T also provides additional reserves to second lien positions when the estimated combined current loan to value ratio for the credit exceeds 100%. As of December 31, 2015, BB&T held or serviced the first lien on 32.8% of its second lien positions.

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

TableofContents

The following table presents the loan portfolio based upon BB&T’s BUs:

Table 15
Composition of Loan and Lease Portfolio Based on BU

		December 31,
		2015	2014	2013	2012	2011

		(Dollars in millions)
	Commercial:
	Commercial and industrial	$48,430	$41,454	$38,508	$38,295	$36,415
	CRE—income producing properties	13,421	10,722	10,228	9,861	8,860
	CRE—construction and development	3,732	2,735	2,382	2,861	3,890
	Dealer floor plan	1,215	1,091	904	431	345
	Direct retail lending (1)	11,140	8,146	15,869	15,817	14,506
	Sales finance	10,327	9,509	8,478	7,305	7,056
	Revolving credit	2,510	2,460	2,403	2,330	2,212
	Residential mortgage-nonguaranteed (1)	29,663	30,107	23,513	23,189	20,057
	Residential mortgage-government guaranteed	870	983	1,135	1,083	524
	Other lending subsidiaries	13,521	11,462	10,462	10,137	8,737
	PCI	1,122	1,215	2,035	3,294	4,867
	Total loans and leases HFI	135,951	119,884	115,917	114,603	107,469
	LHFS	1,035	1,423	1,222	3,761	3,736
	Total loans and leases	$136,986	$121,307	$117,139	$118,364	$111,205

(1)	During the first quarter of 2014, $8.3 billion of loans were transferred from direct retail lending to residential mortgage.

Total loans and leases were $137.0 billion at year-end 2015, an increase of $15.7 billion compared to the balance at year-end 2014. This increase reflects broad-based loan growth along with the impact of acquisitions, which contributed $14.2 billion in loans as of the respective acquisition dates. Commercial and industrial loans were up $7.0 billion, direct retail lending loans were up $3.0 billion, CRE-income producing properties loans were up $2.7 billion and other lending subsidiaries loans were up $2.1 billion. A $557 million decline in residential mortgage balances reflects the continued strategy to sell conforming residential mortgage loan production.

The increase in commercial and industrial loans reflects the previously mentioned acquisition activity as well as solid growth from large corporate clients, which typically have strong credit profiles and therefore put downward pressure on pricing. The yield on commercial and industrial loans declined to 3.21% in 2015 from 3.35% in 2014.

The PCI loan portfolio, which totaled $1.1 billion at December 31, 2015, continued to runoff during the year, partially offset by the addition of $403 million of PCI loans in connection with the Susquehanna acquisition.

The majority of BB&T’s loans are with clients in domestic market areas, which are primarily concentrated in the southeastern United States. International loans were immaterial as of December 31, 2015 and 2014.

The following tables summarize the loan portfolio based on regulatory classifications, which focuses on the underlying loan collateral, and differs from internal classifications presented herein that focus on the primary purpose of the loan.

TableofContents

Table 16
Composition of Loan and Lease Portfolio

	December 31,
	2015	2014	2013	2012	2011

	(Dollars in millions)
Commercial, financial and agricultural	$32,211	$27,615	$25,260	$23,863	$21,452
Lease receivables	2,497	1,120	1,126	1,114	1,067
Real estate-construction and land development	5,621	4,736	4,630	5,900	7,714
Real estate-mortgage	70,324	63,464	65,485	65,760	60,821
Consumer	24,298	22,949	19,416	17,966	16,415
Total loans and leases HFI	135,951	119,884	115,917	114,603	107,469
LHFS	1,035	1,423	1,222	3,761	3,736
Total loans and leases	$136,986	$121,307	$117,139	$118,364	$111,205

Table 17
Selected Loan Maturities and Interest Sensitivity

			December 31, 2015
			Commercial,	Real Estate:
			Financial	Construction
			and	and Land
			Agricultural	Development	Total

			(Dollars in millions)
	Fixed Rate:
		1 year or less (1)	$2,741	$421	$3,162
		1-5 years	3,859	443	4,302
		After 5 years	4,822	772	5,594
		Total	11,422	1,636	13,058
	Variable Rate:
		1 year or less (1)	5,042	946	5,988
		1-5 years	12,852	2,033	14,885
		After 5 years	3,895	1,006	4,901
		Total	21,789	3,985	25,774
		Total loans and leases (2)	$33,211	$5,621	$38,832

(1)	Includes loans due on demand.
(2)	The above table excludes:				(Dollars in millions)
	(i)	consumer			$24,298
	(ii)	real estate mortgage			70,324
	(iii)	LHFS			1,035
	(iv)	lease receivables			2,497
		Total			$98,154

Asset Quality

The following discussion includes PCI loans, which are considered performing due to the application of the expected cash flows method and totaled $1.1 billion at December 31, 2015 and $1.2 billion in the prior year. Foreclosed real estate acquired from the FDIC totaled $26 million and $56 million at December 31, 2015 and 2014, respectively.

NPAs, which include foreclosed real estate, repossessions and NPLs, totaled $712 million at December 31, 2015 compared to $782 million at December 31, 2014. The decline in NPAs of $70 million was driven by decreases of $40 million in NPLs and $30 million in foreclosed real estate and other property.

The decline in NPLs was led by decreases in CRE-income producing properties and CRE-construction and development NPLs of $36 million and $13 million, respectively, due to continued improvement in credit quality.

.

NPAs as a percentage of loans and leases plus foreclosed property were 0.52% at December 31, 2015 compared with 0.65% at December 31, 2014.

TableofContents

The following table presents the changes in NPAs (excludes foreclosed property acquired from the FDIC):

Table 18
Rollforward of NPAs

		Year Ended December 31,
		2015	2014

		(Dollars in millions)
	Balance at beginning of year	$726	$1,053
	New NPAs	1,266	1,307
	Advances and principal increases	85	74
	Disposals of foreclosed assets (1)	(484)	(487)
	Disposals of NPLs (2)	(165)	(332)
	Charge-offs and losses	(246)	(309)
	Payments	(358)	(398)
	Transfers to performing status	(149)	(192)
	Other, net	11	10
	Balance at end of year	$686	$726

(1)	Includes charge-offs and losses recorded upon sale of $170 million and $165 million for the year ended December 31, 2015 and 2014, respectively.
(2)	Includes charge-offs and losses recorded upon sale of $17 million and $25 million for the year ended December 31, 2015 and 2014, respectively.

The following tables summarize asset quality information for the past five years. As more fully described below, this information has been adjusted to exclude certain components:

•	BB&T has recorded certain amounts related to government guaranteed GNMA mortgage loans that BB&T has the option, but not the obligation, to repurchase and has effectively regained control. These amounts are reported in the Consolidated Balance Sheets but have been excluded from the asset quality disclosures, as management believes they result in distortion of the reported metrics. The amount of government guaranteed GNMA mortgage loans that have been excluded are noted in the footnotes to Table 19.

•	In addition, BB&T has concluded that the inclusion of PCI in “Loans 90 days or more past due and still accruing as a percentage of total loans and leases” may result in significant distortion to this ratio. The inclusion of these loans could result in a lack of comparability across quarters or years, and could negatively impact comparability with other portfolios that were not impacted by acquisition accounting. BB&T believes that the presentation of this asset quality measure excluding PCI provides additional perspective into underlying trends related to the quality of its loan portfolio. Accordingly, the asset quality measures in Table 20 present asset quality information on a consolidated basis as well as “Loans 90 days or more past due and still accruing as a percentage of total loans and leases” excluding PCI.

TableofContents

Table 19
Asset Quality

	December 31,
	2015		2014		2013		2012	2011

		(Dollars in millions)
Nonaccrual loans and leases:
Commercial and industrial		$237		$239		$363	$545	$582
CRE - income producing properties		38		74		113	171	275
CRE - construction and development		13		26		51	170	495
Direct retail lending (1)		43		48		109	132	142
Sales finance		7		5		5	7	7
Residential mortgage (1)(2)(3)(4)		173		166		243	269	308
Other lending subsidiaries (2)(5)		65		58		51	86	63
Total nonaccrual loans and leases (3)(4)(5)		576		616		935	1,380	1,872
Foreclosed real estate		82		87		71	107	536
Foreclosed real estate-acquired from FDIC		26		56		121	254	378
Other foreclosed property		28		23		47	49	42
Total NPAs (3)(4)(5)		$712		$782		$1,174	$1,790	$2,828

Loans 90 days or more past due and still accruing:
Commercial and industrial	$	―	$	―	$	―	$1	$2
Dealer floor plan		―		―		―	―	3
Direct retail lending (1)		7		12		33	38	56
Sales finance		5		5		5	10	15
Revolving credit		10		9		10	16	17
Residential mortgage (1)		55		83		69	91	103
Residential mortgage-government guaranteed (6)		121		238		296	252	204
Other lending subsidiaries		―		―		5	10	5
PCI		114		188		304	442	736
Total loans 90 days or more past due and still accruing (6)		$312		$535		$722	$860	$1,141

Loans 30-89 days past due and still accruing:
Commercial and industrial		$36		$23		$35	$42	$85
CRE - income producing properties		13		4		8	11	18
CRE - construction and development		9		1		2	3	18
Dealer floor plan		―		―		―	―	2
Direct retail lending (1)		58		41		132	145	162
Sales finance		72		62		56	56	73
Revolving credit		22		23		23	23	22
Residential mortgage (1)(2)		397		392		454	477	450
Residential mortgage-government guaranteed (7)		75		80		88	84	74
Other lending subsidiaries (2)(5)		304		237		221	290	273
PCI		42		33		88	135	222
Total loans 30 - 89 days past due and still accruing (5)(7)		$1,028		$896		$1,107	$1,266	$1,399

(1)	During the first quarter of 2014, approximately $55 million of nonaccrual loans, $22 million of loans 90 days or more past due and $83 million of loans 30-89 days past due were transferred from direct retail lending to residential mortgage.
(2)	During the fourth quarter of 2013, approximately $16 million of nonaccrual loans and $40 million of loans 30-89 days past due were transferred from other lending subsidiaries to residential mortgage.
(3)	During the fourth quarter of 2014, approximately $121 million of nonaccrual residential mortgage loans were sold.
(4)	During the fourth quarter of 2015, approximately $50 million of nonaccrual residential mortgage loans were sold.
(5)	During the fourth quarter of 2013, approximately $9 million of nonaccrual loans and $26 million of loans 30-89 days past due were sold in connection with the sale of a consumer lending subsidiary.
(6)	Excludes government guaranteed GNMA mortgage loans that BB&T does not have the obligation to repurchase that are 90 days or more past due totaling $365 million, $410 million, $511 million, $517 million and $426 million at December 31, 2015, 2014, 2013, 2012 and 2011, respectively.
(7)	Excludes government guaranteed GNMA mortgage loans that BB&T does not have the obligation to repurchase that are past due 30-89 days totaling $2 million, $2 million, $4 million, $5 million and $7 million at December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

TableofContents

Loans 90 days or more past due and still accruing interest, excluding government guaranteed GNMA mortgage loans, totaled $312 million at December 31, 2015, compared with $535 million at year-end 2014, a decline of $223 million. This reduction reflects overall continued improvement in credit quality. Loans 30-89 days past due, excluding government guaranteed GNMA mortgage loans, totaled $1.0 billion at December 31, 2015, an increase of $132 million compared to the prior year, primarily due to higher loan balances.

Table 20
Asset Quality Ratios

	As Of / For The Year Ended December 31,
	2015		2014		2013		2012		2011
Asset Quality Ratios (including PCI)
Loans 30 - 89 days past due and still accruing as a
percentage of loans and leases HFI (1)	0.76%		0.75%		0.95%		1.10%		1.30%
Loans 90 days or more past due and still accruing as a
percentage of loans and leases HFI (1)	0.23		0.45		0.62		0.75		1.06
NPLs as a percentage of loans and leases HFI	0.42		0.51		0.81		1.20		1.74
NPAs as a percentage of:
Total assets	0.34		0.42		0.64		0.97		1.62
Loans and leases HFI plus foreclosed property	0.52		0.65		1.01		1.56		2.63
Net charge-offs as a percentage of average loans
and leases HFI (2)	0.35		0.46		0.69		1.17		1.60
ALLL as a percentage of loans and leases HFI	1.07		1.23		1.49		1.76		2.10
Ratio of ALLL to:
Net charge-offs (2)	3.36	x	2.74	x	2.19	x	1.56	x	1.36	x
NPLs	2.53		2.39		1.85		1.46		1.21

Asset Quality Ratios (excluding PCI)(3)
Loans 90 days or more past due and still accruing as a
percentage of loans and leases HFI (1)	0.15%		0.29%		0.37%		0.38%		0.39%

(1)	Excludes government guaranteed GNMA mortgage loans that BB&T has the right but not the obligation to repurchase. Refer to the footnotes of Table 19 for amounts related to these loans.
(2)	Net charge-offs for 2011 include $236 million related to BB&T’s NPA disposition strategy. In connection with this strategy, approximately $271 million of problem loans were transferred from loans HFI to LHFS in 2011. The disposition of all such loans was complete as of December 31, 2011.
(3)	These asset quality ratios have been adjusted to remove the impact of PCI assets. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios.

Potential problem loans include loans on nonaccrual status or past due as disclosed in Table 19. In addition, for the commercial portfolio segment, loans that are rated special mention or substandard performing are closely monitored by management as potential problem loans. Refer to Note 4 “Loans and ACL” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to these potential problem loans.

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

BB&T’s performing TDRs, excluding government guaranteed GNMA mortgage loans, totaled $982 million at December 31, 2015, a reduction of $68 million compared to the prior year. This decline reflects lower performing TDR balances across most loan portfolios.

TableofContents

The following table provides a summary of performing TDR activity:

Table 21
Rollforward of Performing TDRs

	Year Ended December 31,
	2015	2014

	(Dollars in millions)
Balance at beginning of year	$1,050	$1,705
Inflows	448	594
Payments and payoffs	(224)	(222)
Charge-offs	(44)	(78)
Transfers to nonperforming TDRs, net	(85)	(73)
Removal due to the passage of time	(31)	(108)
Non-concessionary re-modifications	(2)	(25)
Sold and transferred to held for sale	(130)	(745)
Other	―	2
Balance at end of year	$982	$1,050

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

TableofContents

Table 22
TDRs

	December 31, 2015
			Past Due		Past Due
	Current Status		30-89 Days		90 Days Or More				Total

	(Dollars in millions)
Performing TDRs (1):
Commercial:
Commercial and industrial	$45	91.8%	$4	8.2%	$	―	―	%	$49
CRE - income producing properties	13	100.0	―	―		―	―		13
CRE - construction and development	16	100.0	―	―		―	―		16
Direct retail lending	70	97.2	2	2.8		―	―		72
Sales finance	16	94.1	1	5.9		―	―		17
Revolving credit	28	84.9	4	12.1		1	3.0		33
Residential mortgage - nonguaranteed	236	81.9	44	15.3		8	2.8		288
Residential mortgage - government guaranteed	174	55.1	64	20.2		78	24.7		316
Other lending subsidiaries	146	82.0	32	18.0		―	―		178
Total performing TDRs	744	75.8	151	15.4		87	8.8		982
Nonperforming TDRs (2)	61	41.8	23	15.7		62	42.5		146
Total TDRs	$805	71.4	$174	15.4		$149	13.2		$1,128

(1)	Past due performing TDRs are included in past due disclosures.
(2)	Nonperforming TDRs are included in NPL disclosures.

TableofContents

ACL

Information related to the ACL is presented in the following table:

Table 23
Analysis of ACL

		Year Ended December31,
		2015	2014	2013	2012	2011

		(Dollars in millions)
	Beginning balance	$1,534	$1,821	$2,048	$2,285	$2,755
	Provision for credit losses (excluding PCI)	430	280	587	1,044	1,119
	Provision for PCI loans	(2)	(29)	5	13	71
	Charge-offs:
	Commercial:
	Commercial and industrial	(81)	(131)	(248)	(337)	(324)
	CRE - income producing properties	(20)	(31)	(74)	(150)	(167)
	CRE - construction and development	(4)	(11)	(58)	(245)	(407)
	Direct retail lending (1)	(54)	(69)	(148)	(224)	(276)
	Sales finance	(26)	(23)	(23)	(26)	(32)
	Revolving credit	(70)	(71)	(85)	(81)	(95)
	Residential mortgage-nonguaranteed (1)(2)	(40)	(82)	(79)	(135)	(269)
	Residential mortgage-government guaranteed	(6)	(2)	(2)	(1)	―
	Other lending subsidiaries	(286)	(269)	(255)	(225)	(190)
	PCI	(1)	(21)	(19)	(34)	(66)
	Total charge-offs (2)	(588)	(710)	(991)	(1,458)	(1,826)

	Recoveries:
	Commercial:
	Commercial and industrial	37	42	47	17	28
	CRE - income producing properties	7	14	20	9	10
	CRE - construction and development	11	19	31	45	33
	Direct retail lending (1)	29	29	38	36	37
	Sales finance	9	9	9	10	9
	Revolving credit	20	19	17	18	19
	Residential mortgage-nonguaranteed (1)	3	7	3	3	5
	Other lending subsidiaries	36	33	34	26	25
	Total recoveries	152	172	199	164	166
	Net charge-offs (2)	(436)	(538)	(792)	(1,294)	(1,660)
	Other changes, net	24	―	(27)	―	―
	Ending balance	$1,550	$1,534	$1,821	$2,048	$2,285

	ALLL (excluding PCI loans)	$1,399	$1,410	$1,618	$1,890	$2,107
	Allowance for PCI loans	61	64	114	128	149
	RUFC	90	60	89	30	29
	Total ACL	$1,550	$1,534	$1,821	$2,048	$2,285

(1)	During the first quarter of 2014, $8.3 billion of loans were transferred from direct retail lending to residential mortgage. Charge-offs and recoveries have been reflected in these line items based upon the date the loans were transferred.
(2)	Includes charge-offs of $11 million related to performing TDR and NPL sales during 2014. Includes charge-offs of $87 million in residential mortgage loans during 2011 in connection with BB&T's NPL disposition strategy.

The ACL consists of the ALLL, which is presented separately on the Consolidated Balance Sheets, and the RUFC, which is included in other liabilities on the Consolidated Balance Sheets. The ACL totaled $1.6 billion at December 31, 2015, an increase of $16 million compared to the prior year.

TableofContents

The ALLL amounted to 1.07% of loans and leases held for investment at December 31, 2015, compared to 1.23% at December 31, 2014. This decline is primarily due to the acquisitions occurring during 2015, which provided $14.2 billion in loans and no related allowance as of the various acquisition dates. The ratio of the ALLL to NPLs held for investment was 2.53x at December 31, 2015 compared to 2.39x at December 31, 2014.

Net charge-offs totaled $436 million for 2015, compared to $538 million in 2014. Net charge-offs as a percentage of average loans and leases were 0.35% for 2015, compared to 0.46% in 2014. Net charge-offs declined in most loan portfolios, including decreases in the commercial and industrial and residential mortgage-nonguaranteed portfolios of 50.6% and 50.7%, respectively. CRE – construction and development had net recoveries of $7 million for the year.

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

Table 24
Allocation of ALLL by Category

		December 31,
		2015		2014		2013		2012		2011
			% Loans		% Loans		% Loans		% Loans		% Loans
			in each		in each		in each		in each		in each
		Amount	category	Amount	category	Amount	category	Amount	category	Amount	category

		(Dollars in millions)
Balances at end of period applicable to:
	Commercial and industrial	$466	35.8%	$422	34.6%	$454	33.2%	$470	33.4%	$433	33.9%
	CRE - income producing
	properties	135	9.9	162	8.9	149	8.8	170	8.6	249	8.2
	CRE - construction and
	development	37	2.7	48	2.3	76	2.1	134	2.5	371	3.6
	Dealer floor plan	8	0.9	10	0.9	8	0.8	2	0.4	3	0.3
	Direct retail lending (1)	105	8.2	110	6.8	209	13.7	300	13.8	232	13.5
	Sales finance	40	7.6	40	7.9	37	7.3	27	6.4	35	6.6
	Revolving credit	104	1.8	110	2.1	115	2.1	102	2.0	112	2.1
	Residential mortgage-
	nonguaranteed (1)	194	21.8	217	25.1	269	20.3	296	20.3	318	18.7
	Residential mortgage-
	government guaranteed	23	0.6	36	0.8	62	1.0	32	0.9	47	0.5
	Other lending subsidiaries	287	9.9	255	9.6	239	9.0	277	8.8	197	8.1
	PCI	61	0.8	64	1.0	114	1.7	128	2.9	149	4.5
	Unallocated	―	―	―	―	―	―	80	―	110	―
	Total ALLL	1,460	100.0%	1,474	100.0%	1,732	100.0%	2,018	100.0%	2,256	100.0%
	RUFC	90		60		89		30		29
	Total ACL	$1,550		$1,534		$1,821		$2,048		$2,285

(1)	During the first quarter of 2014, $8.3 billion in loans were transferred from direct retail lending to residential mortgage.

FDIC Loss Share Receivable/Payable and Asset Acquired from the FDIC

In connection with the Colonial acquisition, Branch Bank entered into loss sharing agreements with the FDIC that outline the terms and conditions under which the FDIC will reimburse Branch Bank for a portion of the losses incurred on certain loans, OREO, investment securities and other assets. The following table presents the carrying amount of assets by loss share agreement:

TableofContents

Table 25
Assets Acquired from the FDIC by Loss Share Agreement

	December 31, 2015			December 31, 2014
	Commercial	Single Family	Total	Commercial	Single Family	Total

	(Dollars in millions)			(Dollars in millions)
Loans and leases	$273	$539	$812	$561	$654	$1,215
AFS securities	1,064	―	1,064	1,243	―	1,243
Other assets	32	27	59	58	38	96
Total assets acquired from the FDIC	$1,369	$566	$1,935	$1,862	$692	$2,554
UPB of loans and leases	$462	$725	$1,187	$836	$888	$1,724

As of October 1, 2014, the loss sharing provisions of the commercial loss sharing agreement expired; however, gains on the disposition of assets subject to this agreement will be shared with the FDIC through September 30, 2017. Any gains realized after September 30, 2017 would not be shared with the FDIC. Assets subject to the single family loss sharing agreement are indemnified through August 31, 2019.

The gain/loss sharing coverage related to the acquired AFS securities is based on a contractually-specified value of the securities as of the date of the loss sharing agreement, adjusted to reflect subsequent pay-downs, redemptions or maturities on the underlying securities. The contractually-specified value of these securities totaled approximately $492 million at December 31, 2015. During the period of gain sharing (October 1, 2014 through September 30, 2017), any decline in the fair value of the acquired AFS securities down to the contractually-specified value would reduce BB&T’s liability to the FDIC at the applicable loss sharing percentage. BB&T is not indemnified for declines in the fair value of the acquired securities below the contractually-specified amount.

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

Following the conclusion of the 10 year loss share period in 2019, should actual aggregate losses, excluding securities, be less than an amount determined in accordance with these agreements, BB&T will pay the FDIC a portion of the difference. As of December 31, 2015, BB&T projects that in 2019 Branch Bank would owe the FDIC approximately $170 million under the aggregate loss calculation. As described below, this liability is expensed over time and BB&T has recognized total expense of approximately $149 million through December 31, 2015.

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

•	If the estimated credit loss on a loan pool is increased:

o	The reduction in the net present value of the loan pool is recognized immediately as provision expense and an increase to the ALLL.
o	The FDIC loss share asset is increased by 80% of the adjustment to the ALLL through income, if applicable.

TableofContents

•	If the estimated credit loss on a loan pool is reduced:

o	If the loan pool has an allowance, the allowance is first reduced to $0 (and, if applicable, 80% of this reduction decreases the FDIC loss share asset) through income.
o	If the loan pool does not have an allowance (or it is first reduced to $0 and there remains additional expected cash flows), the excess of expected cash flows is recognized as a yield adjustment over the remaining expected life of the loan.
o	The decrease in expected reimbursement from the FDIC is recognized in income prospectively using a level yield methodology over the remaining life of the loss share agreements.
o	The increase in the amount expected to be paid to the FDIC as a result of the aggregate loss calculation is recognized prospectively in proportion to expected loan income over the remaining life of the loss share agreements.

The accounting treatment for securities acquired from the FDIC is summarized below:

•	Prior to the recognition of OTTI on a security acquired from the FDIC:

o	The purchase discount established at acquisition is accreted into income over the expected life of the underlying securities using a level yield methodology.
o	Changes to the expected life of the securities are recognized with a cumulative adjustment to the accretion recognized.

•	Subsequent to recognition of OTTI, which is determined using the same methodology that is applied to securities that were not acquired from the FDIC, an increase in expected cash flows is recognized as a yield adjustment over the remaining expected life of the security based on an evaluation of the nature of the increase.

•	The income statement effect of the above items is offset by the applicable loss share percentage in FDIC loss share income, net, which cumulatively resulted in a liability of $265 million as of December 31, 2015. Subsequent to September 30, 2014, with the expiration of commercial loss sharing, any OTTI will not be offset.

•	Securities acquired from the FDIC are classified as AFS and carried at fair market value. The changes in unrealized gains/losses (down to the contractually specified amount) are offset by the applicable loss share percentage in AOCI, which resulted in a liability of $271 million as of December 31, 2015.

•	BB&T would only owe these amounts to the FDIC if BB&T were to sell these securities prior to the end of the third quarter of 2017. BB&T has no current intent to dispose of the securities.

The following table provides information related to the components of the FDIC loss share receivable (payable):

Table 26
FDIC Loss Share Receivable (Payable)

	December 31,
	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in millions)
Loans	$285	$11	$534	$123
Securities	(536)	(518)	(565)	(535)
Aggregate loss calculation	(149)	(158)	(132)	(161)
Total	$(400)	$(665)	$(163)	$(573)

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

TableofContents

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

Total deposits were $149.1 billion at December 31, 2015, an increase of $20.1 billion compared to year-end 2014. This increase was driven by acquisition activity and organic growth. Noninterest-bearing deposits totaled $45.7 billion at December 31, 2015, an increase of $6.9 billion from December 31, 2014. The majority of the increase in noninterest-bearing deposits was due to business and personal deposits, which grew $4.1 billion (16.1%) and $2.7 billion (29.0%), respectively.

Interest checking increased $5.1 billion and money market and savings increased $9.9 billion during 2015, while time deposits and IRAs decreased $1.8 billion during 2015.

For the year ended December 31, 2015, total deposits averaged $138.5 billion, an increase of $9.4 billion compared to 2014. The cost of interest-bearing deposits was 0.24% for 2015, compared to 0.26% for 2014.

The following table presents the composition of average deposits for the last five quarters:

Table 27
Composition of Average Deposits

	For the Three Months Ended
	12/31/15	9/30/15	6/30/15	3/31/15	12/31/14

	(Dollars in millions)
Noninterest-bearing deposits	$45,824	$44,153	$41,502	$39,701	$39,130
Interest checking	24,157	22,593	20,950	20,623	19,308
Money market and savings	61,431	59,306	53,852	51,644	51,176
Time deposits	16,981	16,837	14,800	17,000	20,041
Foreign office deposits - interest-bearing	98	948	764	563	660
Total average deposits	$148,491	$143,837	$131,868	$129,531	$130,315

Average deposits for the fourth quarter were $148.5 billion, an increase of $4.7 billion compared to the prior quarter. Average noninterest-bearing deposits increased $1.7 billion, with approximately $870 million of the increase due to acquisitions. Interest checking grew $1.6 billion (approximately $220 million excluding acquisitions) and money market and savings grew $2.1 billion (approximately $535 million excluding acquisitions). Excluding acquisition activity, time deposits declined approximately $650 million, or an annualized 18.5%.

The growth in noninterest-bearing deposits and lower-cost deposits drove continued improvement in mix during the quarter. Noninterest-bearing deposits represented 30.9% of total average deposits for the fourth quarter, compared to 30.7% for the prior quarter and 30.0% a year ago.

TableofContents

The cost of interest-bearing deposits was 0.24% for the fourth quarter, flat compared to the prior quarter.

The following table provides information regarding the scheduled maturities of time deposits that are $100,000 and greater at December 31, 2015.

Table 28
Scheduled Maturities of Time Deposits $100,000 and Greater

December 31, 2015
(Dollars in millions)
Three months or less	$2,682
Over three through six months	1,170
Over six through twelve months	1,734
Over twelve months	1,976
Total	$7,562

Short-term Borrowings

BB&T also uses various types of short-term borrowings to meet funding needs. While deposits remain the primary source for funding loan originations, management uses short-term borrowings as a supplementary funding source for loan growth and other balance sheet management purposes. Short-term borrowings were 1.6% of total funding on average in 2015 as compared to 1.8% in 2014. The types of short-term borrowings that have been, or may be, used by the Company include Federal funds purchased, securities sold under repurchase agreements, master notes, commercial paper, short-term bank notes and short-term FHLB advances. Short-term borrowings at the end of 2015 were $3.6 billion, a decrease of $124 million, or 3.3%, compared to year-end 2014. Average short-term borrowings totaled $3.2 billion during 2015 compared to $3.4 billion last year. The decrease in the average balance of short-term borrowings during 2015 primarily reflects an increase in deposits as a funding source.

The following table summarizes certain information for the past three years with respect to short-term borrowings:

Table 29
Short-Term Borrowings

	As Of / For The Year Ended December 31,
	2015	2014	2013

	(Dollars in millions)
Securities Sold Under Agreements to Repurchase:
Maximum outstanding at any month-end during the year	$1,327	$1,073	$1,537
Balance outstanding at end of year	617	317	463
Average outstanding during the year	901	526	662
Average interest rate during the year	0.23%	0.20%	0.25%
Average interest rate at end of year	0.70	0.18	0.28

Federal Funds Purchased and Short-Term Borrowed Funds:
Maximum outstanding at any month-end during the year	$4,041	$4,405	$4,722
Balance outstanding at end of year	2,976	3,400	3,675
Average outstanding during the year	2,320	2,895	3,797
Average interest rate during the year	0.11%	0.12%	0.13%
Average interest rate at end of year	0.32	0.08	0.09

Long-term Debt

Long-term debt provides funding and, to a lesser extent, regulatory capital. During 2015, long-term debt represented 11.8% of average total funding compared to 12.0% during 2014. At December 31, 2015, long-term debt totaled $23.8 billion, an increase of $457 million compared to year-end 2014. The increase in long-term debt reflects the issuance of $1.0 billion of BB&T Corporation senior notes and $1.2 billion of Branch Bank subordinated notes, as well as debt assumed through acquisitions, partially offset by the early extinguishment of $931 million of higher-cost FHLB debt and other payments and maturities. The average cost of long-term debt was 2.13% in 2015, compared to 2.36% in 2014. See Note 9 “Long-Term Debt” in the “Notes to Consolidated Financial Statements” herein for further disclosure.

TableofContents

Exclusive of hedge basis adjustments, FHLB advances represented 24.0% of total outstanding long-term debt at December 31, 2015, compared to 28.5% at December 31, 2014. FHLB advances are long-term funding sources that provide flexibility to structure the debt in a manner that aids in the management of interest rate risk and liquidity.

Shareholders’ Equity

Shareholders’ equity totaled $27.3 billion at December 31, 2015, an increase of $3.0 billion, or 12.2%, from year-end 2014. Book value per common share at December 31, 2015 was $31.66, compared to $30.09 at December 31, 2014.

Shareholders’ equity increased due to net income in excess of dividends declared of $1.2 billion, as well as $2.2 billion of shares issued in connection with acquisitions. Additionally, there were $88 million of issuances of shares and other transactions in connection with equity-based compensation plans, the 401(k) plan and the dividend reinvestment plan.

These increases were partially offset by a $222 million reduction to equity in connection with the AmRisc transaction. Additionally, the net loss in AOCI increased $277 million, primarily due to a $186 million after-tax net decrease in the value of the AFS securities portfolio and a $97 million after-tax pension impact.

Tangible book value per common share at December 31, 2015 was $19.82 compared to $19.86 at December 31, 2014. As of December 31, 2015, measures of tangible capital were not required by the regulators and, therefore, were considered non-GAAP measures. Refer to the section titled “Capital” herein for a discussion of how BB&T calculates and uses these measures in the evaluation of the Company.

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

BB&T has established a risk management framework based on a “three lines of defense” model:

•	First Line of Defense: Risk management begins with the BUs, the point at which risk is originated and where risks must be managed. Business unit managers in the first line identify, assess, control and report their group’s risk profile compared to its approved risk limits.

•	Second Line of Defense: The RMO provides independent oversight and guidance of risk-taking across the enterprise. The RMO aggregates, integrates, and correlates risk information into a holistic picture of the corporation’s risk profile and concentrations. The RMO establishes policies and limits and reports sources and amounts of risk to Executive Management and the Board of Directors.

•	Third Line of Defense: Audit Services (BB&T’s internal audit function) evaluates the design and effectiveness of the risk management framework and its results. Results are reported to Executive Management and the Board of Directors according to Audit Services Policy.

TableofContents

The following chart depicts the three lines of defense model:

Risk Committees	Board of Directors			Executive Management

	1st Line of Defense	2nd Line of Defense	3rd Line of Defense
	Business Units	Risk Functions	Audit Services

Chief Risk Officer

The CRO leads the RMO, which designs, organizes and manages BB&T’s risk management framework. The RMO is responsible for ensuring effective risk management oversight, measurement, monitoring, reporting and consistency. The CRO has direct access to the Board of Directors and Executive Management. The CRO is responsible for identifying and communicating in a timely manner to the CEO and the Board of Directors meaningful risks and significant instances when the RMO’s assessment of risk differs from that of a BU, significant instances when a BU is not adhering to the risk governance framework, and BB&T’s risk profile in relation to its risk appetite on at least a quarterly basis. In the event that the CRO and CEO’s assessment of risk were to differ or if the CEO were to not adhere to the risk management framework, the CRO would have the responsibility to report such matters to the Board of Directors.

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

TableofContents

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

Commercial and small business loans are primarily originated through BB&T’s Community Bank. In accordance with the Company’s lending policy, each loan undergoes a detailed underwriting process, which incorporates BB&T’s underwriting approach, procedures and evaluations described above. Commercial loans are typically priced with an interest rate tied to market indices, such as the prime rate or LIBOR. Commercial loans are individually monitored and reviewed for any possible deterioration in the ability of the client to repay the loan. Approximately 87.7% of BB&T’s commercial loans are secured by real estate, business equipment, inventories and other types of collateral.

TableofContents

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

Other Lending Subsidiaries Portfolio

BB&T’s other lending subsidiaries portfolio consists of loans originated through BUs that provide specialty finance alternatives to consumers and businesses including: dealer-based financing of equipment for small businesses and consumers, commercial equipment leasing and finance, insurance premium finance, indirect nonprime automobile finance, and full-service commercial mortgage banking. BB&T offers these services to bank clients as well as nonbank clients within and outside BB&T’s primary geographic market area.

BB&T’s other lending subsidiaries adhere to the same overall underwriting approach as the commercial and consumer lending portfolio and also utilize automated credit scoring to assist with underwriting credit risk. The majority of these loans are relatively homogenous and no single loan is individually significant in terms of its size and potential risk of loss. The majority of the loans are secured by real estate, automobiles, equipment or unearned insurance premiums. As of December 31, 2015, the other lending subsidiaries portfolio includes loans to nonprime borrowers of approximately $3.2 billion.

TableofContents

PCI

The PCI balance includes $539 million of loans that are covered by loss sharing agreements and $273 million of loans that were formerly covered by loss sharing agreements. Refer to Note 4 “Loans and ACL” in the “Notes to Consolidated Financial Statements” and to “Acquired from FDIC and FDIC Loss Share Receivable/Payable” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional disclosures related to loans acquired from the FDIC.

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

TableofContents

The primary responsibility for cybersecurity at BB&T lies with the Risk Committee of the Board of Directors, which has delegated the day-to-day operations to management via the RMC, ORMC and EITSC. The EITSC serves as the primary team responsible for monitoring and reporting on cybersecurity risks. The EITSC, which is led by the Chief Information Officer, provides a bi-monthly report on cybersecurity to executive management and provides other periodic cybersecurity reporting to the RMC and the ORMC. In addition, the Chief Information Officer and Chief Information Security Officer provide a quarterly Cyber Security Update to the Risk Committee or the full Board of Directors on a rotating basis. Annually, the EITSC provides a formal IT risk assessment and Information Security reports to the Risk Committee.

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

TableofContents

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

BB&T uses derivatives primarily to manage economic risk related to securities, commercial loans, MSRs and mortgage banking operations, long-term debt and other funding sources. BB&T also uses derivatives to facilitate transactions on behalf of its clients. As of December 31, 2015, BB&T had derivative financial instruments outstanding with notional amounts totaling $67.5 billion, with a net fair value of a gain of $178 million. See Note 18 “Derivative Financial Instruments” in the “Notes to Consolidated Financial Statements” herein for additional disclosures.

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

TableofContents

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

Table 30
Interest Sensitivity Simulation Analysis

Interest Rate Scenario				Annualized Hypothetical Percentage
Linear		Prime Rate		Change in Net Interest Income
Change in		December 31,		December 31,
Prime Rate		2015	2014	2015	2014
Up 200	bps	5.50%	5.25%	2.23%	2.06%
Up 100		4.50	4.25	1.58	1.46
No Change		3.50	3.25	―	―
Down 25		3.25	3.00	(0.69)	0.33

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

If a parallel rate change of 200 basis points cannot be modeled due to a low level of rates, a proportional limit applies. Management currently only models a negative 25 basis point decline because larger parallel declines would have resulted in a Federal funds rate of less than zero. In a situation such as this, the maximum negative impact on net interest income is adjusted on a proportional basis. Regardless of the proportional limit, the negative risk exposure limit will be the greater of the 1% or the proportional limit.

Management has also established a maximum negative impact on net interest income of 4% for an immediate 100 basis points parallel change in rates and 8% for an immediate 200 basis points parallel change in rates. As noted above, management currently only models a negative 25 basis point decline, and the maximum negative impact on net interest income is adjusted on a proportional basis. Regardless of the proportional limit, the negative risk exposure limit will be the greater of 2% or the proportional limit. These “interest rate shock” limits are designed to create an outer band of acceptable risk based upon a significant and immediate change in rates.

Management also considers potential negative interest rate scenarios, which implies that a depositor would pay a premium for a financial institution to hold funds on deposit. In such a scenario, some depositors may choose to withdraw their deposits in lieu of paying an interest rate to BB&T to hold such deposits. As a result, management considers potential pricing and structure changes, such as the movement to a primarily fee-based deposit system. Negative rates would also diminish the spreads on loans and securities. As a result, management considers interest rate floors or rate index floors in loans to mitigate this risk. BB&T purchases both fixed and variable rate securities. The fixed rate securities would be beneficial in a negative interest rate environment.

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

TableofContents

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

Table 31
Deposit Mix Sensitivity Analysis

				Results Assuming a Decrease in
	Increase in		Base Scenario	Noninterest-Bearing Demand Deposits
	Rates		at December 31, 2015 (1)	$1 Billion	$5 Billion
	Up 200	bps	2.23%	2.01%	1.12%
	Up 100		1.58	1.44	0.89

(1)	The base scenario is equal to the annualized hypothetical percentage change in net interest income at December 31, 2015 as presented in the preceding table.

If rates increased 200 basis points, BB&T could absorb the loss of $10.1 billion, or 22.0%, of noninterest-bearing demand deposits and replace them with managed rate deposits with a beta of 100% before becoming neutral to interest rate changes.

The following table shows the effect that the indicated changes in interest rates would have on EVE. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related and other assets, cash flows and maturities of derivative financial instruments, loan volumes and pricing and deposit sensitivity.

Table 32
EVE Simulation Analysis

				Hypothetical Percentage
		EVE/Assets		Change in EVE
Change in		December 31,		December 31,
Rates		2015	2014	2015	2014
Up 200	bps	10.9%	10.9%	0.6%	(1.5)%
Up 100		11.0	11.1	1.6	0.6
No Change		10.8	11.1	―	―
Down 25		10.7	10.9	(1.1)	(1.0)

Market Risk from Trading Activities

BB&T also manages market risk from trading activities which consists of acting as a financial intermediary to provide its customers access to derivatives, foreign exchange and securities markets. Trading market risk is managed through the use of statistical and non-statistical risk measures and limits. BB&T utilizes a historical VaR methodology to measure and aggregate risks across its covered trading LOBs. This methodology uses two years of historical data to estimate economic outcomes for a one-day time horizon at a 99% confidence level. The average 99% one-day VaR and the maximum daily VaR for the years ended December 31, 2015 and 2014 were each less than $1 million. Market risk disclosures under Basel II.5 are available in the Additional Disclosures section of the Investor Relations site on www.bbt.com.

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

TableofContents

BB&T monitors the ability to meet customer demand for funds under both normal and stressed market conditions. In considering its liquidity position, management evaluates BB&T’s funding mix based on client core funding, client rate-sensitive funding and non-client rate-sensitive funding. In addition, management also evaluates exposure to rate-sensitive funding sources that mature in one year or less. Management also measures liquidity needs against 30 days of stressed cash outflows for Branch Bank. To ensure a strong liquidity position, management maintains a liquid asset buffer of cash on hand and highly liquid unpledged securities. BB&T follows regulation YY for purposes of determining the liquid asset buffer. BB&T’s policy is to use the greater of 5% or a range of projected net cash outflows over a 30 day period. As of December 31, 2015 and 2014, BB&T’s liquid asset buffer was 13.5% and 13.6%, respectively, of total assets.

BB&T is considered to be a “modified LCR” holding company. BB&T would be subject to full LCR requirements if its operations were to fall under the “internationally active” rules, which would generally be triggered if BB&T’s assets were to increase above $250 billion. BB&T produces LCR calculations to effectively manage the position of High-Quality Liquid Assets and the balance sheet deposit mix to optimize BB&T’s liquidity position. BB&T’s LCR was approximately 130% at December 31, 2015, compared to the regulatory minimum for such entities of 90%, which puts BB&T in full compliance with the rule. The regulatory minimum will increase to 100% on January 1, 2017. As noted above, BB&T is currently subject to the modified LCR requirement. BB&T routinely evaluates the impact of becoming subject to the full LCR requirement. This includes an evaluation of the changes to the balance sheet and investment strategy that would be necessary to comply with the requirement. Management does not currently expect the required changes to have a material impact on BB&T’s financial condition or results of operations.

Parent Company

The purpose of the Parent Company is to serve as the primary source of capital for the operating subsidiaries, with assets primarily consisting of cash on deposit with Branch Bank, equity investments in subsidiaries, advances to subsidiaries, accounts receivable from subsidiaries, and other miscellaneous assets. The principal obligations of the Parent Company are payments on long-term debt. The main sources of funds for the Parent Company are dividends and management fees from subsidiaries, repayments of advances to subsidiaries, and proceeds from the issuance of equity and long-term debt. The primary uses of funds by the Parent Company are for investments in subsidiaries, advances to subsidiaries, dividend payments to common and preferred shareholders, retirement of common stock and payments on long-term debt.

The primary source of funds used for Parent Company cash requirements was dividends received from subsidiaries. See Note 16 “Parent Company Financial Statements” for additional information regarding dividends from subsidiaries. In addition, the Parent Company issued $1.0 billion of senior notes and repaid $934 million of long-term debt. During periods that the Parent Company has funds raised through master note agreements with commercial clients, these funds are placed in a note receivable at Branch Bank primarily for its use in meeting short-term funding needs and, to a lesser extent, to support the short-term cash needs of the Parent Company. There were no master notes outstanding as of December 31, 2015 or 2014.

Liquidity at the Parent Company is more susceptible to market disruptions. BB&T prudently manages cash levels at the Parent Company to cover a minimum of one year of projected contractual cash outflows which includes unfunded external commitments, debt service, preferred dividends and scheduled debt maturities without the benefit of any new cash infusions. Generally, BB&T maintains a significant buffer above the projected one year of contractual cash outflows. In determining the buffer, BB&T considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, being a source of strength to its banking subsidiaries and being able to withstand sustained market disruptions that could limit access to the capital markets. As of December 31, 2015 and 2014, the Parent Company had 36 months and 31 months, respectively, of cash on hand to satisfy projected contractual cash outflows as described above.

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

TableofContents

Branch Bank has several major sources of funding to meet its liquidity requirements, including access to capital markets through issuance of senior or subordinated bank notes and institutional CDs, access to the FHLB system, dealer repurchase agreements and repurchase agreements with commercial clients, access to the overnight and term Federal funds markets, use of a Cayman branch facility, access to retail brokered CDs and a borrower in custody program with the FRB for the discount window. As of December 31, 2015, BB&T has approximately $70.6 billion of secured borrowing capacity, which represents approximately 6.3 times the amount of one year wholesale funding maturities.

The ability to raise funding at competitive prices is affected by the rating agencies’ views of the Parent Company’s and Branch Bank’s credit quality, liquidity, capital and earnings. Management meets with the rating agencies on a regular basis to discuss current outlooks. The ratings for BB&T and Branch Bank by the major rating agencies are detailed in the table below:

Table 33
Credit Ratings of BB&T Corporation and Branch Bank
December 31, 2015

	S&P	Moody's	Fitch	DBRS
BB&T Corporation:
Commercial Paper	A-2	P-1	F1	R-1(low)
Issuer	A-	A2	A+	A(high)
LT/Senior debt	A-	A2	A+	A(high)
Subordinated debt	BBB+	A2	A	A

Branch Bank:
Bank financial strength	N/A	N/A	a+	N/A
Long term deposits	N/A	Aa1	AA-	AA(low)
LT/Senior unsecured bank notes	A	A1	A+	AA(low)
Long term issuer	A	A1	A+	A(high)
Other long term senior obligations	A	N/A	A+	AA(low)
Other short term senior obligations	A-1	N/A	F1	R-1(middle)
Short term bank notes	A-1	P-1	F1	R-1(middle)
Short term deposits	N/A	P-1	F1+	R-1(middle)
Subordinated bank notes	A-	A2	A	A(high)

Ratings Outlook:
Credit Trend	Stable	Stable	Stable	Stable

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

Management believes current sources of liquidity are adequate to meet BB&T’s current requirements and plans for continued growth. See Note 5 “Premises and Equipment,” Note 9 “Long-Term Debt” and Note 14 “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements” for additional information regarding outstanding balances of sources of liquidity and contractual commitments and obligations.

Contractual Obligations, Commitments, Contingent Liabilities, Off-Balance Sheet Arrangements and Related Party Transactions

The following table presents, as of December 31, 2015, BB&T’s contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities. Further discussion of the nature of each obligation is included in Note 14 “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements.”

TableofContents

Table 34
Contractual Obligations and Other Commitments
December 31, 2015

			Less than	1 to 3	3 to 5	After 5
		Total	One Year	Years	Years	Years

		(Dollars in millions)
	Long-term debt and capital leases	$23,346	$5,471	$6,044	$4,742	$7,089
	Operating leases	1,592	250	429	322	591
	Commitments to fund affordable housing investments	654	354	260	21	19
	Private equity commitments (1)	233	55	110	47	21
	Time deposits	17,558	11,813	4,263	1,452	30
	Contractual interest payments (2)	3,798	784	1,206	878	930
	Purchase obligations (3)	341	163	142	25	11
	Total contractual cash obligations	$47,522	$18,890	$12,454	$7,487	$8,691

(1)	Maturities are based on estimated payment dates.
(2)	Includes accrued interest, future contractual interest obligations and the impact of hedges. Non-hedging derivatives are excluded. Variable rate payments are based upon the rate in effect at December 31, 2015.
(3)	Includes purchase obligations for goods and services covered by noncancellable contracts.

The table above excludes the future cash payments associated with the nonqualified pension plans. Refer to Note 13 “Benefit Plans” for information related to future payments under these plans.

BB&T’s commitments include investments in affordable housing and historic building rehabilitation projects throughout its market area and private equity funds. Refer to Note 1 “Summary of Significant Accounting Policies” and to Note 14 “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements” for further discussion of these commitments.

In addition, BB&T enters into derivative contracts to manage various financial risks. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. Derivative contracts are carried at fair value on the Consolidated Balance Sheets with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Derivative contracts are written in amounts referred to as notional amounts, which only provide the basis for calculating payments between counterparties and are not a measure of financial risk. Therefore, the derivative liabilities recorded on the balance sheet as of December 31, 2015 do not represent the amounts that may ultimately be paid under these contracts. Further discussion of derivative instruments is included in Note 1 “Summary of Significant Accounting Policies” and Note 18 “Derivative Financial Instruments” in the “Notes to Consolidated Financial Statements.”

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

TableofContents

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

Table 35
Mortgage Indemnification, Recourse and Repurchase Reserves Activity (1)

		Year Ended December 31,
		2015	2014	2013
		(Dollars in millions)
	Balance, at beginning of period	$94	$72	$71
	Payments	(5)	(23)	(27)
	Expense	(15)	45	28
	Acquisitions	5	—	—
	Balance, at end of period	$79	$94	$72

(1)	Excludes the FHA-insured mortgage loan reserve of $85 million established during 2014.

Related Party Transactions

The Company may transact with its officers, directors and other related parties in the ordinary course of business. These transactions include substantially the same terms as comparable third-party arrangements and are in compliance with applicable banking regulations.

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

Table 36
BB&T's Internal Capital Guidelines for Basel III
	Operating	Stressed
Tier 1 Capital Ratio	10.0%	7.5%
Total Capital Ratio	12.0	9.5
Tier 1 Leverage Capital Ratio	8.0	5.5
Tangible Common Equity Ratio	6.0	4.0
Tier 1 Common Equity Ratio	8.5	6.0

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

TableofContents

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

BB&T regularly performs stress testing on its capital levels and is required to periodically submit the company’s capital plans to the banking regulators. The FRB did not object to the Company’s 2015 capital plan, and the 2016 capital plan is expected to be submitted during April 2016. Management’s capital deployment plan in order of preference is to focus on organic growth, dividends, strategic opportunities and share repurchases.

Risk-based capital ratios, which include Tier 1 Capital, Total Capital and Tier 1 Common Equity, are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets. The decrease in regulatory capital was primarily due to current year acquisition activity, partially offset by earnings in excess of dividends.

Table 37
Capital Ratios

	December 31, 2015	December 31, 2014
	Basel III	Basel I

	(Dollars in millions, except per share data, shares in thousands)
Risk-based:
Common equity Tier 1	10.3%	N/A
Tier 1	11.8	12.4%
Total	14.3	14.9
Leverage capital	9.8	9.9

Non-GAAP capital measures (1):
Tangible common equity as a percentage of tangible assets	7.7%	8.0%
Tangible common equity per common share	$19.82	$19.86

Calculations of tangible common equity and tangible assets (1):
Total shareholders' equity	$27,340	$24,377
Less:
Preferred stock	2,603	2,603
Noncontrolling interests	34	88
Intangible assets	9,234	7,374
Tangible common equity	$15,469	$14,312

Total assets	$209,947	$186,834
Less:
Intangible assets	9,234	7,374
Tangible assets	$200,713	$179,460

Risk-weighted assets (2)	$166,611	$143,675
Common shares outstanding at end of period	780,337	720,698

(1)	Tangible common equity and related ratios are non-GAAP measures. Management uses these measures to assess the quality of capital and believes that investors may find them useful in their analysis of the Company. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies.
(2)	Risk-weighted assets are determined based on the regulatory capital requirements in effect for the periods presented.

The Company’s estimated common equity tier 1 ratio using the Basel III standardized approach on a fully phased-in basis was 10.0% at December 31, 2015.

TableofContents

Table 38
Quarterly Financial Summary―Unaudited (1)

		2015				2014
		Fourth	Third	Second	First	Fourth	Third	Second	First
		Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

		(Dollars in millions, except per share data)
Consolidated Summary of Operations:
	Interest income	$1,695	$1,650	$1,489	$1,493	$1,518	$1,541	$1,537	$1,546
	Interest expense	191	186	177	181	183	192	194	199
	Provision for credit losses	129	103	97	99	83	34	74	60
	Securities gains (losses), net	―	(2)	(1)	―	―	(5)	-	2
	Other noninterest income	1,015	990	1,020	997	1,022	954	958	925
	Noninterest expense	1,597	1,594	1,653	1,422	1,394	1,539	1,534	1,385
	Provision for income taxes	251	222	80	241	277	172	216	256
	Net income	542	533	501	547	603	553	477	573
	Noncontrolling interest	3	4	10	22	15	4	16	40
	Preferred stock dividends	37	37	37	37	37	37	37	37
	Net income available to common
	shareholders	$502	$492	$454	$488	$551	$512	$424	$496
	Basic EPS	$0.64	$0.64	$0.63	$0.68	$0.77	$0.71	$0.59	$0.70
	Diluted EPS	$0.64	$0.64	$0.62	$0.67	$0.75	$0.70	$0.58	$0.68

Selected Average Balances:
	Assets	$209,217	$203,531	$189,033	$187,297	$186,462	$186,339	$185,094	$182,428
	Securities, at amortized cost	43,468	43,048	40,727	41,133	40,817	40,566	40,656	40,117
	Loans and leases (2)	136,190	132,499	122,056	120,235	119,912	120,471	118,510	116,372
	Total earning assets	183,151	178,464	165,428	163,367	162,559	162,879	161,143	158,364
	Deposits	148,491	143,837	131,868	129,531	130,315	130,608	129,599	125,718
	Short-term borrowings	2,698	3,572	3,080	3,539	3,095	3,321	2,962	4,321
	Long-term debt	24,306	23,394	22,616	23,043	22,139	22,069	22,206	22,432
	Total interest-bearing liabilities	129,671	126,650	116,062	116,412	116,419	117,895	118,133	117,079
	Shareholders' equity	27,378	26,612	24,888	24,566	24,574	24,151	23,841	23,233

(1)	Effective January 1, 2015, BB&T adopted new guidance related to investments in qualified affordable housing projects. See Note 14 “Commitments and Contingencies” for additional information.
(2)	Loans and leases are net of unearned income and include LHFS.

Fourth Quarter Results

Consolidated net income available to common shareholders for the fourth quarter of 2015 totaling $502 million was down 8.9% compared to $551 million earned during the same period in 2014. On a diluted per common share basis, earnings for the fourth quarter of 2015 were $0.64, down 14.7% compared to $0.75 for the same period in 2014. BB&T’s results of operations for the fourth quarter of 2015 produced an annualized return on average assets of 1.03% and an annualized return on average common shareholders’ equity of 8.06%, compared to prior year ratios of 1.28% and 9.99%, respectively. These results include merger-related and restructuring charges of $50 million and $18 million, respectively.

Total revenues on a FTE basis were $2.6 billion for the fourth quarter of 2015, up $164 million compared to the earlier quarter. This increase was driven by a $171 million increase in taxable-equivalent net interest income, largely the result of the Susquehanna and The Bank of Kentucky acquisitions

Net interest margin was 3.35%, compared to 3.36% for the earlier quarter. Average earning assets increased $20.6 billion, or 12.7%, while average interest-bearing liabilities increased $13.3 billion, or 11.4%, both of which were primarily driven by the Susquehanna and The Bank of Kentucky acquisitions. The annualized yield on the total loan portfolio for the fourth quarter was 4.31%, an increase of two basis points compared to the earlier quarter, which primarily reflects the impact of the current year acquisitions, partially offset by runoff of loans acquired from the FDIC. The annualized fully taxable-equivalent yield on the average securities portfolio for the fourth quarter was 2.30%, compared to 2.45% for the earlier period. This decline reflects lower rates on mortgage-backed securities, runoff of securities acquired from the FDIC and larger holdings in U.S. Treasuries.

TableofContents

The average annualized cost of interest-bearing deposits was 0.24%, a decline of one basis point compared to the earlier quarter. The average annualized rate paid on long-term debt was 2.11%, compared to 2.22% for the earlier quarter. This decrease was primarily due to early extinguishments of higher cost FHLB advances.

Excluding acquired from FDIC and PCI loans, the provision for credit losses was $128 million, compared to $84 million in the earlier quarter. The earlier quarter included a $24 million allowance release related to the sale of nonperforming mortgage loans, which also resulted in $4 million of net recoveries. Net charge-offs for the fourth quarter of 2015, excluding loans acquired from the FDIC and PCI, totaled $130 million, compared to $102 million for the earlier quarter.

The $7 million decrease in noninterest income was driven by lower insurance income, mortgage banking income and investment banking and brokerage fees and commissions, partially offset by improved FDIC loss share income and higher other income.

Noninterest expense was $1.6 billion for the fourth quarter of 2015, an increase of $203 million compared to the earlier quarter. This increase was primarily driven by the Susquehanna and The Bank of Kentucky acquisitions, which resulted in higher personnel expense, occupancy and equipment expense, merger-related and restructuring charges and other expense. These increases were partially offset by a decrease in loan-related expense.

The provision for income taxes was $251 million for the fourth quarter of 2015, compared to $277 million for the earlier quarter. This produced an effective tax rate for the fourth quarter of 2015 of 31.7%, compared to 31.5% for the earlier quarter.

Reclassifications

In certain circumstances, reclassifications have been made to prior period information to conform to the current presentation. Such reclassifications had no effect on previously reported shareholders’ equity or net income.

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

ACL

BB&T’s policy is to maintain an ALLL and a RUFC that represent management’s best estimate of probable credit losses inherent in the loan and lease portfolios and off-balance sheet lending commitments at the balance sheet date. Estimates for loan and lease losses are determined by analyzing historical loan and lease losses, historical loan and lease migration to charge-off experience, current trends in delinquencies and charge-offs, expected cash flows on purchased loans, current assessment of problem loans and leases, the results of regulatory examinations and changes in the size, composition and risk assessment of the loan and lease portfolio. As part of this process, BB&T develops a series of loss estimate factors, which are modeled projections of the frequency, timing and severity of losses. These loss estimate factors are based on historical loss experience, economic and political environmental considerations and any other data that management believes will provide evidence about the expected collectability of outstanding loan and lease amounts. The following table summarizes the loss estimate factors used to determine the ALLL:

Loss Estimate Factor	Description
Loss Frequency	Indicates the likelihood of a borrower defaulting on a loan
Loss Severity	Indicates the amount of estimated loss at the time of default

TableofContents

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

TableofContents

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

During 2015 and prior years, commercial MSRs were carried at the lower of cost or market and amortized over the estimated period that servicing income was expected to be received based on projections of the amount and timing of estimated future cash flows. The amount and timing of servicing asset amortization was based on actual results and updated projections. Effective January 1, 2016, BB&T adopted the fair value method for commercial MSRs. The impact of this adoption was not material.

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

Private Equity and Similar Investments

BB&T has private equity and similar investments that are carried at fair value. Changes in the fair value of these investments are recorded in other noninterest income each period. In many cases there are no observable market values for these investments and management must estimate the fair value based on a comparison of the operating performance of the company to multiples in the marketplace for similar entities. This analysis requires significant judgment, and actual values in a sale could differ materially from those estimated. As of December 31, 2015, BB&T had $289 million of these investments, which represented less than 1% of total assets.

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

TableofContents

Pension and Postretirement Benefit Obligations

BB&T offers various pension plans and postretirement benefit plans to employees. Calculation of the obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions, which are subject to management judgment and may differ significantly if different assumptions are used. The discount rate assumption used to measure the postretirement benefit obligations is set by reference to a high-quality (AA-rated or higher) corporate bond yield curve and the individual characteristics of the plans such as projected cash flow patterns and payment durations. Management evaluated the sensitivity changes that the expected return on plan assets and the discount rate would have on pension expense for 2015. A decrease of 25 basis points in the discount rate would result in additional pension expense of approximately $24 million for 2016, while a decrease of 100 basis points in the expected return on plan assets would result in an increase of approximately $46 million in pension expense for 2016. Refer to Note 13 “Benefit Plans” in the “Notes to Consolidated Financial Statements” for disclosures related to BB&T’s benefit plans.

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

TableofContents

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in “Internal Control—Integrated Framework (2013)” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on this evaluation under the COSO criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2015.

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

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2015 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.

TableofContents

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of BB&T Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of BB&T Corporation and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Greensboro, North Carolina

February 25, 2016

TableofContents

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share data, shares in thousands)

	December 31,
	2015	2014
Assets
Cash and due from banks	$2,123	$1,639
Interest-bearing deposits with banks	1,435	529
Federal funds sold and securities purchased under resale agreements or similar
arrangements	153	157
Restricted cash	456	374
AFS securities at fair value	25,297	20,907
HTM securities (fair value of $18,519 and $20,313 at December 31, 2015
and December 31, 2014, respectively)	18,530	20,240
LHFS at fair value	1,035	1,423
Loans and leases	135,951	119,884
ALLL	(1,460)	(1,474)
Loans and leases, net of ALLL	134,491	118,410

Premises and equipment	2,007	1,827
Goodwill	8,548	6,869
CDI and other intangible assets	686	505
Residential MSRs at fair value	880	844
Other assets	14,306	13,110
Total assets	$209,947	$186,834

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$45,695	$38,786
Interest-bearing deposits	103,429	90,254
Total deposits	149,124	129,040

Short-term borrowings	3,593	3,717
Long-term debt	23,769	23,312
Accounts payable and other liabilities	6,121	6,388
Total liabilities	182,607	162,457

Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $5 par, liquidation preference of $25,000 per share	2,603	2,603
Common stock, $5 par	3,902	3,603
Additional paid-in capital	8,365	6,517
Retained earnings	13,464	12,317
AOCI, net of deferred income taxes	(1,028)	(751)
Noncontrolling interests	34	88
Total shareholders’ equity	27,340	24,377
Total liabilities and shareholders’ equity	$209,947	$186,834

Common shares outstanding	780,337	720,698
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	107	107
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.

TableofContents

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data, shares in thousands)

	Year Ended December 31,
	2015	2014	2013
Interest Income
Interest and fees on loans and leases	$5,347	$5,163	$5,603
Interest and dividends on securities	941	939	871
Interest on other earning assets	39	40	33
Total interest income	6,327	6,142	6,507
Interest Expense
Interest on deposits	233	239	301
Interest on short-term borrowings	4	4	6
Interest on long-term debt	498	525	584
Total interest expense	735	768	891
Net Interest Income	5,592	5,374	5,616
Provision for credit losses	428	251	592
Net Interest Income After Provision for Credit Losses	5,164	5,123	5,024
Noninterest Income
Insurance income	1,596	1,643	1,517
Service charges on deposits	631	632	619
Mortgage banking income	455	395	565
Investment banking and brokerage fees and commissions	398	387	383
Trust and investment advisory revenues	240	221	200
Bankcard fees and merchant discounts	218	207	202
Checkcard fees	174	163	157
Operating lease income	124	95	77
Income from bank-owned life insurance	113	110	113
FDIC loss share income, net	(253)	(343)	(293)
Other income	326	349	445
Securities gains (losses), net
Gross realized gains	41	7	57
Gross realized losses	(40)	(4)	(6)
OTTI charges	(2)	(23)	―
Non-credit portion recognized in OCI	(2)	17	―
Total securities gains (losses), net	(3)	(3)	51
Total noninterest income	4,019	3,856	4,036
Noninterest Expense
Personnel expense	3,469	3,180	3,293
Occupancy and equipment expense	708	682	692
Software expense	192	174	158
Loan-related expense	150	267	188
Outside IT services	135	115	89
Professional services	130	139	189
Amortization of intangibles	105	91	106
Regulatory charges	101	106	143
Foreclosed property expense	53	40	55
Merger-related and restructuring charges, net	165	46	46
Loss on early extinguishment of debt	172	122	―
Other expense	886	890	818
Total noninterest expense	6,266	5,852	5,777
Earnings
Income before income taxes	2,917	3,127	3,283
Provision for income taxes	794	921	1,553
Net income	2,123	2,206	1,730
Noncontrolling interests	39	75	50
Dividends on preferred stock	148	148	117
Net income available to common shareholders	$1,936	$1,983	$1,563
Basic EPS	$2.59	$2.76	$2.22
Diluted EPS	$2.56	$2.72	$2.19
Cash dividends declared per share	$1.05	$0.95	$0.92
Basic weighted average shares outstanding	748,010	718,140	703,042
Diluted weighted average shares outstanding	757,765	728,372	714,363

The accompanying notes are an integral part of these consolidated financial statements.

TableofContents

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	Year Ended December 31,
	2015	2014	2013
Net Income	$2,123	$2,206	$1,730
OCI, Net of Tax:
Change in unrecognized net pension and postretirement costs	(97)	(323)	411
Change in unrealized net gains (losses) on cash flow hedges	(29)	(56)	175
Change in unrealized net gains (losses) on AFS securities	(186)	194	(640)
Change in net amounts attributable to the FDIC under loss share agreements	38	28	21
Other, net	(3)	(1)	(1)
Total OCI	(277)	(158)	(34)
Total comprehensive income	$1,846	$2,048	$1,696

Income Tax Effect of Items Included in OCI:
Change in unrecognized net pension and postretirement costs	$(59)	$(192)	$252
Change in unrealized net gains (losses) on cash flow hedges	(18)	(34)	106
Change in unrealized net gains (losses) on AFS securities	(120)	117	(384)
Change in net amounts attributable to the FDIC under loss share agreements	25	17	14
Other, net	3	2	2

The accompanying notes are an integral part of these consolidated financial statements.

TableofContents

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in millions, shares in thousands)

	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	AOCI	Noncontrolling Interests	Total Shareholders' Equity
Adjusted Balance, January 1, 2013	699,728	$2,116	$3,499	$5,973	$10,099	$(559)	$65	$21,193
Add (Deduct):
Net income	―	―	―	―	1,680	―	50	1,730
Net change in AOCI	―	―	―	―	―	(34)	―	(34)
Stock transactions:
Issued in connection with equity awards	6,257	―	31	74	―	―	―	105
Shares repurchased in connection
with equity awards	(879)	―	(4)	(23)	―	―	―	(27)
Issued in connection with dividend
reinvestment plan	656	―	3	19	―	―	―	22
Issued in connection with 401(k) plan	858	―	4	25	―	―	―	29
Issued in connection with preferred stock
offerings	―	487	―	―	―	―	―	487
Cash dividends declared on common stock	―	―	―	―	(647)	―	―	(647)
Cash dividends declared on preferred stock	―	―	―	―	(117)	―	―	(117)
Equity-based compensation expense	―	―	―	96	―	―	―	96
Other, net	―	―	―	8	―	―	(65)	(57)
Adjusted Balance, December 31, 2013	706,620	$2,603	$3,533	$6,172	$11,015	$(593)	$50	$22,780
Add (Deduct):
Net income	―	―	―	―	2,131	―	75	2,206
Net change in AOCI	―	―	―	―	―	(158)	―	(158)
Stock transactions:
Issued in connection with equity awards	15,321	―	76	233	―	―	―	309
Shares repurchased in connection
with equity awards	(2,287)	―	(11)	(74)	―	―	―	(85)
Excess tax benefits in connection
with equity awards	―	―	―	49	―	―	―	49
Issued in connection with dividend
reinvestment plan	391	―	2	13	―	―	―	15
Issued in connection with 401(k) plan	653	―	3	22	―	―	―	25
Cash dividends declared on common stock	―	―	―	―	(681)	―	―	(681)
Cash dividends declared on preferred stock	―	―	―	―	(148)	―	―	(148)
Equity-based compensation expense	―	―	―	102	―	―	―	102
Other, net	―	―	―	―	―	―	(37)	(37)
Adjusted Balance, December 31, 2014	720,698	$2,603	$3,603	$6,517	$12,317	$(751)	$88	$24,377
Add (Deduct):
Net income	―	―	―	―	2,084	―	39	2,123
Net change in AOCI	―	―	―	―	―	(277)	―	(277)
Stock transactions:
Issued in acquisitions	54,000	―	270	1,918	―	―	―	2,188
Issued in connection with equity awards	6,995	―	35	79	―	―	―	114
Shares repurchased in connection
with equity awards	(1,356)	―	(6)	(46)	―	―	―	(52)
Excess tax benefits in connection
with equity awards	―	―	―	11	―	―	―	11
Purchase of additional ownership interest in
AmRisc, LP	―	―	―	(219)	―	―	(3)	(222)
Cash dividends declared on common stock	―	―	―	―	(789)	―	―	(789)
Cash dividends declared on preferred stock	―	―	―	―	(148)	―	―	(148)
Equity-based compensation expense	―	―	―	106	―	―	―	106
Other, net	―	―	―	(1)	―	―	(90)	(91)
Balance, December 31, 2015	780,337	$2,603	$3,902	$8,365	$13,464	$(1,028)	$34	$27,340

The accompanying notes are an integral part of these consolidated financial statements.

TableofContents

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Year Ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities:
Net income	$2,123	$2,206	$1,730
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	428	251	592
Adjustment to income tax provision	(107)	(39)	516
Depreciation	356	333	315
Loss on early extinguishment of debt	172	122	―
Amortization of intangibles	105	91	106
Deferred tax expense	110	134	307
Equity-based compensation	106	102	96
(Gain) loss on securities, net	3	3	(51)
Net change in operating assets and liabilities:
LHFS	422	(201)	2,445
Trading securities	(698)	(101)	116
Other assets	(493)	346	(75)
Accounts payable and other liabilities	263	(4)	(812)
Other, net	125	(33)	23
Net cash from operating activities	2,915	3,210	5,308

Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	6,302	1,309	2,209
Proceeds from maturities, calls and paydowns of AFS securities	5,064	3,915	6,214
Purchases of AFS securities	(12,698)	(3,685)	(6,463)
Proceeds from maturities, calls and paydowns of HTM securities	3,791	1,866	2,863
Purchases of HTM securities	(2,557)	(4,030)	(7,399)
Originations and purchases of loans and leases, net of principal collected	(2,984)	(5,041)	(3,077)
Net cash from acquisitions and divestitures	1,055	1,025	516
Proceeds from sales of foreclosed property	218	239	394
Other, net	171	387	534
Net cash from investing activities	(1,638)	(4,015)	(4,209)

Cash Flows From Financing Activities:
Net change in deposits	2,506	337	(5,600)
Net change in short-term borrowings	(982)	(421)	1,274
Proceeds from issuance of long-term debt	2,272	5,510	4,164
Repayment of long-term debt	(2,433)	(3,912)	(1,634)
Net proceeds from preferred stock issued	―	―	487
Cash dividends paid on common stock	(789)	(666)	(765)
Cash dividends paid on preferred stock	(148)	(148)	(147)
Other, net	(317)	265	248
Net cash from financing activities	109	965	(1,973)
Net Change in Cash and Cash Equivalents	1,386	160	(874)
Cash and Cash Equivalents at Beginning of Period	2,325	2,165	3,039
Cash and Cash Equivalents at End of Period	$3,711	$2,325	$2,165

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$734	$765	$918
Income taxes	655	322	677
Noncash investing and financing activities:
Transfers of loans to foreclosed assets	532	547	609
Transfers of loans HFI to LHFS	43	684	―
Stock issued in acquisitions	2,188	―	―
Purchase of additional interest in AmRisc, LP	216	―	―
Transfer of HTM securities to AFS	517	―	―

The accompanying notes are an integral part of these consolidated financial statements.

TableofContents

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

Nature of Operations

BB&T is a FHC organized under the laws of North Carolina. BB&T conducts operations through a bank subsidiary, Branch Bank, and nonbank subsidiaries. Branch Bank’s offices are concentrated primarily in the southeastern and mid-Atlantic United States. BB&T provides a wide range of banking services to individuals, businesses and municipalities. BB&T offers a variety of loans and lease financing to individuals and entities primarily within BB&T’s geographic footprint, including insurance premium financing; permanent CRE financing arrangements; loan servicing for third-party investors; direct consumer finance loans to individuals; credit card lending; automobile financing; factoring and equipment financing. BB&T also markets a wide range of other services, including deposits; discount and full service brokerage, annuities and mutual funds; life insurance, property and casualty insurance, health insurance and commercial general liability insurance on an agency basis and through a wholesale insurance brokerage operation; trust and retirement services; comprehensive wealth advisory services; asset management and capital markets services.

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

Investments in VIEs are evaluated to determine if BB&T is the primary beneficiary. This evaluation gives appropriate consideration to the design of the entity and the variability that the entity was designed to pass along, the relative power of each party, and to BB&T’s relative obligation to absorb losses or receive residual returns of the entity, in relation to such obligations and rights held by each party. During 2015, BB&T disposed of its variable interests in its Tender Option Bond program trusts, which allowed for tax-advantaged financing of certain debt instruments issued by tax-exempt entities. BB&T was considered the primary beneficiary of the Tender Option Bond program trusts, resulting in the consolidation of their assets and liabilities in prior years. BB&T also has variable interests in certain entities that were not required to be consolidated, including affordable housing partnership interests, historic tax credit partnerships and other partnership interests. Refer to Note 14 “Commitments and Contingencies” for additional disclosures regarding BB&T’s significant VIEs.

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

TableofContents

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

Each HTM and AFS security in a loss position is evaluated for OTTI. BB&T considers such factors as the length of time and the extent to which the fair value has been below amortized cost, long term expectations and recent experience regarding principal and interest payments, BB&T’s intent to sell and whether it is more likely than not that the Company would be required to sell those securities before the anticipated recovery of the amortized cost basis. The credit component of an OTTI loss is recognized in earnings and the non-credit component is recognized in AOCI in situations where BB&T does not intend to sell the security and it is more-likely-than-not that BB&T will not be required to sell the security prior to recovery. Subsequent to recognition of OTTI, an increase in expected cash flows is recognized as a yield adjustment over the remaining expected life of the security based on an evaluation of the nature of the increase.

Trading account securities, which include both debt and equity securities, are reported at fair value and included in other assets in the Consolidated Balance Sheets. Unrealized fair value adjustments, fees, and realized gains or losses from trading account activities (determined by specific identification) are included in noninterest income. Interest income on trading account securities is included in interest on other earning assets.

TableofContents

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

Loans and Leases

The Company’s accounting methods for loans differ depending on whether the loans are originated or purchased, and if purchased, whether or not the loans reflect credit deterioration since the date of origination such that it is probable at the date of acquisition that BB&T will be unable to collect all contractually required payments.

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

BB&T classifies loans and leases as past due when the payment of principal and interest based upon contractual terms is greater than 30 days delinquent or if one payment is past due. When commercial loans are placed on nonaccrual status as described below, a charge-off is recorded, as applicable, to decrease the carrying value of such loans to the estimated recoverable amount. Retail loans are subject to mandatory charge-off at a specified delinquency date consistent with regulatory guidelines. As such, retail loans are subject to collateral valuation and charge-off, as applicable, when they are moved to nonaccrual status as described below.

Purchased Loans

Purchased loans are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an ALLL is not recorded at the acquisition date.

TableofContents

Purchased loans are evaluated upon acquisition and classified as either purchased impaired or purchased non-impaired. Purchased impaired loans reflect credit deterioration since origination such that it is probable at acquisition that BB&T will be unable to collect all contractually required payments. For purchased impaired loans, expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows is reasonably estimable. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are recognized prospectively as interest income. Decreases in expected cash flows due to credit deterioration are recognized by recording an ALLL. For purchased non-impaired loans, the difference between the fair value and UPB of the loan at the acquisition date is amortized or accreted to interest income over the estimated life of the loans using the effective interest method.

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

The evaluation of mortgage and retail loans includes an evaluation of the client’s debt to income ratio, credit report, property value, loan vintage, and certain other client-specific factors that impact their ability to make timely principal and interest payments on the loan.

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

NPAs

NPAs include NPLs and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of customers’ loan defaults. BB&T’s policies for placing loans on nonaccrual status conform to guidelines prescribed by bank regulatory authorities. The majority of commercial loans and leases are placed on nonaccrual status when it is probable that principal or interest is not fully collectible, or generally when principal or interest becomes 90 days past due, whichever occurs first. Other lending subsidiaries’ loans, which includes both retail and commercial loans, are placed on nonaccrual status generally when principal and interest becomes 90 days past due. Direct retail, mortgage and sales finance loans are placed on nonaccrual status at varying intervals, based on the type of product, generally when principal and interest becomes between 90 days and 120 days past due. PCI loans are considered to be performing due to the application of the expected cash flows method.

TableofContents

Residential mortgage NPLs secured by 1-4 family properties are generally charged down to the fair value of the collateral securing the loan less costs to sell upon becoming 120 days past due, unless the shortfall is covered by private mortgage insurance. Nonperforming residential mortgage TDRs generally incur charge-offs at 120 days. If a known loss is identified prior to these time periods, the applicable charge-off occurs immediately. BB&T recognizes charge-offs on government guaranteed NPLs to the extent that the carrying value of the NPL exceeds the guaranteed amount.

During the fourth quarter of 2015, BB&T implemented a residential mortgage and direct retail lending policy change to move loans to nonaccrual status at 120 days past due instead of 180 days.

Charge-offs are recorded on revolving credit loans after they become 180 days past due and commercial bank card balances after they become 90 days past due. Unpaid fees and finance charges are reversed against interest income in the period in which the charge-off occurs. Other retail loans not secured by 1-4 family properties are charged down to the fair value of the collateral securing the loan less costs to sell upon becoming between 90 and 120 days past due, depending on the type of loan.

Secured retail loans discharged through bankruptcy are charged down to the fair value of the related collateral, and the remaining balance is placed on nonaccrual status.

Certain past due loans may remain on accrual status if management determines that it does not have concern over the collectability of principal and interest. Generally, when loans are placed on nonaccrual status, accrued interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance as long as concern exists as to the ultimate collection of the principal. Nonaccrual mortgage loans are accounted for using the cash basis. Loans and leases are generally removed from nonaccrual status when they become current as to both principal and interest and concern no longer exists as to the collectability of principal and interest.

Assets acquired as a result of foreclosure are subsequently carried at the lower of cost or net realizable value. Net realizable value equals fair value less estimated selling costs. Any excess of cost over net realizable value at the time of foreclosure is charged to the ALLL. NPAs are subject to periodic revaluations of the collateral underlying impaired loans and foreclosed real estate. The periodic revaluations are generally based on the appraised value of the property and may include additional liquidity adjustments based upon the expected retention period. BB&T’s policies require that valuations be updated at least annually and that upon foreclosure, the valuation must not be more than six months old, otherwise an updated appraisal is required. Routine maintenance costs, other costs of ownership, subsequent declines in fair value and net losses on disposal are included in foreclosed property expense.

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

Accounting standards require the presentation of certain disclosure information at the portfolio segment level, which represents the level at which an entity develops and documents a systematic methodology to determine its ACL. BB&T concluded that its loan and lease portfolio consists of three portfolio segments; commercial, retail and PCI. The commercial portfolio segment includes CRE, commercial and industrial and other loans originated by certain other lending subsidiaries, and was identified based on the risk-based approach used to estimate the ALLL for the vast majority of these loans. The retail portfolio segment includes direct retail lending, revolving credit, residential mortgage, sales finance and other loans originated by certain retail-oriented subsidiaries, and was identified based on the delinquency-based approach used to estimate the ALLL. The PCI portfolio segment was identified based on the expected cash flows approach used to estimate the ALLL.

TableofContents

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

During 2013, to establish a reserve, BB&T’s policy was to review all commercial lending relationships with outstanding debt of $5 million or more that were classified as substandard. During the first quarter of 2014, this process was revised such that any obligor with an outstanding nonaccrual balance of $3 million or more is reviewed. While this review is largely focused on the borrower’s ability to repay the loan, BB&T also considers the capacity and willingness of a loan’s guarantors to support the debt service on the loan as a secondary source of repayment. When a guarantor exhibits the documented capacity and willingness to support the loan, BB&T may consider extending the loan maturity and/or temporarily deferring principal payments if the ultimate collection of both principal and interest is not in question. In these cases, BB&T may deem the loan to not be impaired due to the documented capacity and willingness of the guarantor to repay the loan. Loans are considered impaired when the borrower (or guarantor in certain circumstances) does not have the cash flow capacity or willingness to service the debt according to contractual terms, or it does not appear reasonable to assume that the borrower will continue to pay according to the contractual agreement. BB&T establishes a specific reserve for each loan that has been deemed impaired based on the criteria outlined above. The amount of the reserve is based on the present value of expected cash flows discounted at the loan’s effective interest rate and/or the value of collateral, net of costs to sell. In addition, beginning with the first quarter of 2014, BB&T reviews any collateral-dependent commercial loan balances between $1 million and $3 million to establish a specific reserve based on the underlying collateral value, net of costs to sell.

BB&T also has a review process related to TDRs and other commercial impaired loans. In connection with this process, BB&T establishes reserves related to these loans that are calculated using an expected cash flow approach. These discounted cash flow analyses incorporate adjustments to future cash flows that reflect management’s best estimate of the default risk related to TDRs based on a combination of historical experience and management judgment.

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

TableofContents

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

PCI

PCI loans (including all loans acquired in an FDIC-assisted transaction) are aggregated into loan pools based upon common risk characteristics. The ALLL for each loan pool is based on an analysis that is performed each period to estimate the expected cash flows. To the extent that the expected cash flows of a loan pool have decreased due to credit deterioration, BB&T establishes an ALLL.

Assets Acquired from the FDIC and Related FDIC Loss Share Receivable/Payable

Certain loans, securities and other assets were acquired from the FDIC in connection with the Colonial transaction and are divided between two loss sharing agreements, the single family loss share agreement and the commercial loss share agreement. The single family loss share agreement expires in 2019. Assets subject to the single family loss share agreement have loss and recovery sharing with the FDIC and are referred to as “covered” assets.

Effective October 1, 2014, the loss sharing provisions related to the commercial loss share agreement expired; however, Branch Bank must reimburse the FDIC for realized gains and recoveries through September 2017. Refer to Note 3 “Securities” and Note 4 “Loans and ACL” for additional information. The FDIC loss share receivable includes amounts related to net reimbursements expected to be received from the FDIC and is included in Other assets on the Consolidated Balance Sheets. The recognized amounts related to expected future payments to the FDIC, including any amounts resulting from the aggregate loss calculation, are included in Accounts payable and other liabilities.

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

TableofContents

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

BB&T uses the long-haul method to assess hedge effectiveness. At inception and at least quarterly over the life of the hedge, BB&T documents its analysis of actual and expected hedge effectiveness. This analysis includes techniques such as regression analysis and hypothetical derivatives to demonstrate that the hedge has been, and is expected to be, highly effective in off-setting corresponding changes in the fair value or cash flows of the hedged item. For a qualifying fair value hedge, changes in the value of the derivatives that have been highly effective as hedges are recognized in current period earnings along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged. For a qualifying cash flow hedge, changes in the fair value of the derivatives that have been highly effective are recognized in OCI until the related cash flows from the hedged item are recognized in earnings.

For either fair value hedges or cash flow hedges, ineffectiveness may be recognized to the extent that changes in the value of the derivative instruments do not perfectly offset changes in the value of the hedged items. If the hedge ceases to be highly effective, BB&T discontinues hedge accounting and recognizes the interim changes in fair value in current period earnings. If a derivative that qualifies as a fair value or cash flow hedge is terminated or de-designated, the realized or then unrealized gain or loss is recognized in income over the life of the hedged item (fair value hedge) or in the period in which the hedged item affects earnings (cash flow hedge). Immediate recognition in earnings is required upon sale or extinguishment of the hedged item (fair value hedge) or if it is probable that the hedged cash flows will not occur (cash flow hedge).

TableofContents

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

TableofContents

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

Changes in Accounting Principles and Effects of New Accounting Pronouncements

During February 2016, the FASB issued new guidance related to Leases. The new guidance requires lessees to recognize assets and liabilities related to certain operating leases on the balance sheet. The new guidance also requires additional disclosures by lessees and contains targeted changes to accounting by lessors. This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

During January 2016, the FASB issued new guidance related to Financial Instruments. The new guidance requires equity investments to be measured at fair value with changes in fair value recognized in net income, excluding equity investments that are consolidated or accounted for under the equity method of accounting. The new guidance allows equity investments without readily determinable fair values to be measured at cost minus impairment, with a qualitative assessment required to identify impairment. The new guidance also requires public companies to use exit prices to measure the fair value of financial instruments, eliminates the disclosure requirements related to measurement assumptions for the fair value of instruments measured at amortized cost and requires separate presentation of financial assets and liabilities based on form and measurement category. In addition, for liabilities measured at fair value under the fair value option, the changes in fair value due to changes in instrument-specific credit risk should be recognized in OCI. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

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

TableofContents

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

Effective January 1, 2015, the Company adopted new guidance related to Investments in Qualified Affordable Housing Projects. The Company used the retrospective method of adoption and has elected the proportional amortization method to account for these investments. The proportional amortization method allows an entity to amortize the initial cost of the investment in proportion to the amount of tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of the provision for income taxes. For prior periods, amortization expense related to qualifying investments in low income housing tax credits was reclassified from other income to provision for income taxes, and the amount of amortization and tax benefits recognized was revised as a result of the adoption of the proportional amortization method. See Note 14 “Commitments and Contingencies” for the impact of the adoption of this guidance.

TableofContents

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

	Susquehanna
	UPB	Fair Value

	(Dollars in millions)
Assets acquired:
Cash, due from banks and federal funds sold		$304
Securities		2,592
Loans and leases:
Commercial and industrial	$4,039	3,876
CRE-income producing properties	2,137	2,062
CRE-construction and development	842	804
Dealer floor plan	31	31
Commercial other lending subsidiaries	852	807
Direct retail lending	1,980	1,836
Residential mortgage-nonguaranteed	1,545	1,511
Sales finance	1,654	1,580
PCI	618	403
Total loans and leases	$13,698	12,910
Goodwill		1,376
CDI		167
Other assets		908
Total assets acquired		18,257
Liabilities assumed:
Deposits:
Noninterest-bearing deposits		2,068
Interest-bearing deposits		12,063
Total deposits		14,131
Debt		1,222
Other liabilities		299
Total liabilities assumed		15,652
Consideration paid		$2,605

Cash paid		$739
Fair value of common stock issued, including replacement equity awards		1,866

TableofContents

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

TableofContents

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

	The Bank of Kentucky	Citi - 41 Branches in Texas	Citi - 21 Branches in Texas

	(Dollars in millions)
Period of acquisition	Q2 2015	Q1 2015	Q2 2014
Assets acquired:
Cash, due from banks and federal funds sold	$135	$14	$6
Securities	348	―	―
Loans	1,198	61	112
Goodwill	234	90	30
CDI	17	26	20
Other assets	94	47	15
Total assets acquired	2,026	238	183
Liabilities assumed:
Deposits	1,555	1,907	1,228
Debt	73	―	―
Other liabilities	3	―	―
Total liabilities assumed	1,631	1,907	1,228
Consideration paid (received)	$395	$(1,669)	$(1,045)

Cash paid (received)	$73	$(1,669)	$(1,045)
Fair value of common stock issued	322	―	―

The acquisition of The Bank of Kentucky provided 32 additional retail branches. The UPB of loans acquired from The Bank of Kentucky was $1.3 billion, and immaterial amounts of the intangible assets recognized are deductible for income tax purposes.

BB&T has reached an agreement to acquire National Penn Bancshares, Inc., a Pennsylvania corporation, which is currently expected to occur during 2016.

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

Purchase of Additional Ownership of AmRisc, LP		Sale of American Coastal

(Dollars in millions)
Fair value of American Coastal	$216	Fair value of American Coastal	$216
Cash paid	146	Net assets sold	(193)
Total consideration	362	Allocated goodwill	(49)
Deferred tax asset recognized	(140)	Pre-tax loss on sale	(26)
		Income tax expense	(8)
Net charge to shareholders' equity	$222	After-tax net loss on sale	$(34)

TableofContents

NOTE 3. Securities

	Amortized	Gross Unrealized		Fair
December 31, 2015	Cost	Gains	Losses	Value

	(Dollars in millions)
AFS securities:
U.S. Treasury	$1,836	$2	$6	$1,832
GSE	51	—	—	51
Agency MBS	20,463	22	439	20,046
States and political subdivisions	2,025	94	40	2,079
Non-agency MBS	198	23	—	221
Other	4	—	—	4
Acquired from FDIC	772	292	—	1,064
Total AFS securities	$25,349	$433	$485	$25,297

HTM securities:
U.S. Treasury	$1,097	$22	$—	$1,119
GSE	5,045	16	98	4,963
Agency MBS	12,267	70	22	12,315
States and political subdivisions	63	—	—	63
Other	58	2	1	59
Total HTM securities	$18,530	$110	$121	$18,519

	Amortized	Gross Unrealized		Fair
December 31, 2014	Cost	Gains	Losses	Value

	(Dollars in millions)
AFS securities:
U.S. Treasury	$1,230	$1	$—	$1,231
Agency MBS	16,358	93	297	16,154
States and political subdivisions	1,913	120	59	1,974
Non-agency MBS	232	32	—	264
Other	41	—	—	41
Acquired from FDIC	886	357	—	1,243
Total AFS securities	$20,660	$603	$356	$20,907

HTM securities:
U.S. Treasury	$1,096	$23	$—	$1,119
GSE	5,394	17	108	5,303
Agency MBS	13,120	137	12	13,245
States and political subdivisions	22	2	—	24
Other	608	14	—	622
Total HTM securities	$20,240	$193	$120	$20,313

BB&T transferred $517 million of HTM securities to AFS during the third quarter of 2015. These securities, which were sold by the end of the third quarter, represented investments in student loans for which there was a significant increase in risk weighting as a result of the implementation of Basel III.

The fair value of securities acquired from the FDIC included non-agency MBS of $768 million and $931 million as of December 31, 2015 and December 31, 2014, respectively, and states and political subdivisions securities of $296 million and $312 million as of December 31, 2015 and December 31, 2014, respectively. Effective October 1, 2014, securities subject to the commercial loss sharing agreement with the FDIC related to the Colonial acquisition were no longer covered by loss sharing; however, any gains on the sale of these securities through September 30, 2017 would be shared with the FDIC. Since these securities are in a significant unrealized gain position, they continue to be effectively covered as any declines in the unrealized gains of the securities down to a contractually specified amount would reduce the liability to the FDIC at the applicable percentage. The contractually-specified amount is the acquisition date fair value less any paydowns, redemptions or maturities and OTTI and totaled approximately $492 million at December 31, 2015. Any further declines below the contractually-specified amount would not be covered.

TableofContents

Certain investments in marketable debt securities and MBS issued by FNMA and FHLMC exceeded 10% of shareholders’ equity at December 31, 2015. The FNMA investments had total amortized cost and fair value of $12.2 billion and $12.0 billion, respectively. The FHLMC investments had total amortized cost and fair value of $5.8 billion and $5.7 billion, respectively.

The following table reflects changes in credit losses on securities with OTTI (excluding securities acquired from the FDIC) where a portion of the unrealized loss was recognized in OCI:

	Year Ended December 31,
	2015	2014	2013

	(Dollars in millions)
Balance at beginning of period	$64	$78	$98
Credit losses on securities without previous OTTI	―	6	―
Credit losses on securities for which OTTI was previously recognized	4	―	―
Reductions for securities sold/settled during the period	(22)	(17)	(20)
Credit recoveries through yield	(4)	(3)	―
Balance at end of period	$42	$64	$78

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected life of MBS may differ from contractual maturities because borrowers have the right to prepay the underlying mortgage loans with or without prepayment penalties.

	AFS		HTM
	Amortized	Fair	Amortized	Fair
December 31, 2015	Cost	Value	Cost	Value

	(Dollars in millions)
Due in one year or less	$265	$264	$1	$1
Due after one year through five years	1,661	1,667	2,097	2,101
Due after five years through ten years	971	992	4,062	3,998
Due after ten years	22,452	22,374	12,370	12,419
Total debt securities	$25,349	$25,297	$18,530	$18,519

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2015	Value	Losses	Value	Losses	Value	Losses

	(Dollars in millions)
AFS securities:
U.S. Treasury securities	$1,211	$6	$—	$—	$1,211	$6
Agency MBS	12,052	199	5,576	240	17,628	439
States and political subdivisions	64	1	329	39	393	40
Total	$13,327	$206	$5,905	$279	$19,232	$485

HTM securities:
GSE	$2,307	$41	$1,743	$57	$4,050	$98
Agency MBS	3,992	21	124	1	4,116	22
Other securities	56	1	—	—	56	1
Total	$6,355	$63	$1,867	$58	$8,222	$121

TableofContents

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2014	Value	Losses	Value	Losses	Value	Losses

	(Dollars in millions)
AFS securities:
Agency MBS	$2,285	$19	$6,878	$278	$9,163	$297
States and political subdivisions	13	―	449	59	462	59
Total	$2,298	$19	$7,327	$337	$9,625	$356

HTM securities:
GSE	$896	$5	$3,968	$103	$4,864	$108
Agency MBS	1,329	5	800	7	2,129	12
Total	$2,225	$10	$4,768	$110	$6,993	$120

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

Cash flow modeling is used to evaluate non-agency MBS in an unrealized loss position for potential credit impairment. These models give consideration to long-term macroeconomic factors applied to current security default rates, prepayment rates and recovery rates and security-level performance. At December 31, 2015, one non-agency MBS had an immaterial amount of other than temporary credit impairment.

At December 31, 2015, $39 million of the unrealized loss on municipal securities was the result of fair value hedge basis adjustments that are a component of amortized cost. Municipal securities in an unrealized loss position are evaluated for credit impairment through a qualitative analysis of issuer performance and the primary source of repayment. At December 31, 2015, the evaluation of municipal securities did not indicate any municipal securities with other than temporary credit impairment.

TableofContents

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

Effective October 1, 2014, loans subject to the commercial loss sharing agreement with the FDIC related to the Colonial acquisition were no longer covered by loss sharing. At December 31, 2015, these loans had a carrying value of $273 million, a UPB of $462 million and an allowance of $41 million and are included in PCI. Loans with a carrying value of $539 million at December 31, 2015 continue to be covered by loss sharing and are included in PCI.

	Accruing
			90 Days Or
		30-89 Days	More Past
December 31, 2015	Current	Past Due	Due	Nonaccrual	Total

	(Dollars in millions)
Commercial:
Commercial and industrial	$48,157	$36	$ ―	$237	$48,430
CRE-income producing properties	13,370	13	―	38	13,421
CRE-construction and development	3,710	9	―	13	3,732
Dealer floor plan	1,215	―	―	―	1,215
Other lending subsidiaries	6,771	18	―	6	6,795
Retail:
Direct retail lending	11,032	58	7	43	11,140
Revolving credit	2,478	22	10	―	2,510
Residential mortgage-nonguaranteed	29,038	397	55	173	29,663
Residential mortgage-government guaranteed	307	77	486	―	870
Sales finance	10,243	72	5	7	10,327
Other lending subsidiaries	6,381	286	―	59	6,726
PCI	966	42	114	―	1,122
Total	$133,668	$1,030	$677	$576	$135,951

TableofContents

	Accruing
			90 Days Or
		30-89 Days	More Past
December 31, 2014	Current	Past Due	Due	Nonaccrual	Total

	(Dollars in millions)
Commercial:
Commercial and industrial	$41,192	$23	$ ―	$239	$41,454
CRE-income producing properties	10,644	4	―	74	10,722
CRE-construction and development	2,708	1	―	26	2,735
Dealer floor plan	1,091	―	―	―	1,091
Other lending subsidiaries	5,337	15	―	4	5,356
Retail:
Direct retail lending	8,045	41	12	48	8,146
Revolving credit	2,428	23	9	―	2,460
Residential mortgage-nonguaranteed	29,468	392	83	164	30,107
Residential mortgage-government guaranteed	251	82	648	2	983
Sales finance	9,437	62	5	5	9,509
Other lending subsidiaries	5,830	222	―	54	6,106
PCI	994	33	188	―	1,215
Total	$117,425	$898	$945	$616	$119,884

The following tables present the carrying amount of loans by risk rating. PCI loans are excluded because their related ALLL is determined by loan pool performance.

		CRE -	CRE -
	Commercial	Income Producing	Construction and	Dealer	Other Lending
December 31, 2015	& Industrial	Properties	Development	Floor Plan	Subsidiaries

	(Dollars in millions)
Commercial:
Pass	$46,760	$12,940	$3,619	$1,195	$6,757
Special mention	305	166	29	6	3
Substandard-performing	1,128	277	71	14	29
Nonperforming	237	38	13	―	6
Total	$48,430	$13,421	$3,732	$1,215	$6,795

	Direct Retail	Revolving	Residential	Sales	Other Lending
	Lending	Credit	Mortgage	Finance	Subsidiaries

	(Dollars in millions)
Retail:
Performing	$11,097	$2,510	$30,360	$10,320	$6,667
Nonperforming	43	―	173	7	59
Total	$11,140	$2,510	$30,533	$10,327	$6,726

		CRE -	CRE -
	Commercial	Income Producing	Construction and	Dealer	Other Lending
December 31, 2014	& Industrial	Properties	Development	Floor Plan	Subsidiaries

	(Dollars in millions)
Commercial:
Pass	$40,055	$10,253	$2,615	$1,037	$5,317
Special mention	163	67	7	50	10
Substandard-performing	997	328	87	4	25
Nonperforming	239	74	26	―	4
Total	$41,454	$10,722	$2,735	$1,091	$5,356

TableofContents

	Direct Retail	Revolving	Residential	Sales	Other Lending
	Lending	Credit	Mortgage	Finance	Subsidiaries

	(Dollars in millions)
Retail:
Performing	$8,098	$2,460	$30,924	$9,504	$6,052
Nonperforming	48	―	166	5	54
Total	$8,146	$2,460	$31,090	$9,509	$6,106

	ACL Rollforward
Year Ended December 31, 2015	Beginning Balance	Charge-Offs	Recoveries	Provision (Benefit)	Other		Ending Balance

	(Dollars in millions)
Commercial:
Commercial and industrial	$421	$(81)	$37	$89	$	―	$466
CRE - income producing properties	162	(20)	7	(14)		―	135
CRE - construction and development	48	(4)	11	(18)		―	37
Dealer floor plan	10	―	―	(2)		―	8
Other lending subsidiaries	21	(9)	3	7		―	22
Retail:
Direct retail lending	110	(54)	29	20		―	105
Revolving credit	110	(70)	20	44		―	104
Residential mortgage-nonguaranteed	217	(40)	3	14		―	194
Residential mortgage-government guaranteed	36	(6)	―	(7)		―	23
Sales finance	40	(26)	9	17		―	40
Other lending subsidiaries	235	(277)	33	274		―	265
PCI	64	(1)	―	(2)		―	61
ALLL	1,474	(588)	152	422		―	1,460
RUFC	60	―	―	6		24	90
ACL	$1,534	$(588)	$152	$428		$24	$1,550

	ACL Rollforward
Year Ended December 31, 2014	Beginning Balance	Charge-Offs	Recoveries	Provision (Benefit)	Other		Ending Balance

	(Dollars in millions)
Commercial:
Commercial and industrial	$454	$(131)	$42	$56	$	―	$421
CRE - income producing properties	149	(31)	14	30		―	162
CRE - construction and development	76	(11)	19	(36)		―	48
Dealer floor plan	8	―	―	2		―	10
Other lending subsidiaries	15	(10)	3	11		―	21
Retail:
Direct retail lending	209	(69)	29	26		(85)	110
Revolving credit	115	(71)	19	47		―	110
Residential mortgage-nonguaranteed	269	(82)	7	(62)		85	217
Residential mortgage-government guaranteed	62	(2)	―	(24)		―	36
Sales finance	37	(23)	9	17		―	40
Other lending subsidiaries	224	(259)	30	242		―	235
PCI	114	(21)	―	(29)		―	64
ALLL	1,732	(710)	172	280		―	1,474
RUFC	89	―	―	(29)		―	60
ACL	$1,821	$(710)	$172	$251	$	―	$1,534

TableofContents

	ACL Rollforward
	Beginning	Charge-				Ending
Year Ended December 31, 2013	Balance	Offs	Recoveries	Provision	Other	Balance

	(Dollars in millions)
Commercial:
Commercial and industrial	$470	$(248)	$47	$166	$19	$454
CRE - income producing properties	170	(74)	20	23	10	149
CRE - construction and development	134	(58)	31	(39)	8	76
Dealer floor plan	2	―	―	6	―	8
Other lending subsidiaries	13	(3)	2	3	―	15
Retail:
Direct retail lending	300	(148)	38	15	4	209
Revolving credit	102	(85)	17	81	―	115
Residential mortgage-nonguaranteed	296	(79)	3	5	44	269
Residential mortgage-government guaranteed	32	(2)	―	32	―	62
Sales finance	27	(23)	9	24	―	37
Other lending subsidiaries	264	(252)	32	245	(65)	224
PCI	128	(19)	―	5	―	114
Unallocated	80	―	―	(33)	(47)	―
ALLL	2,018	(991)	199	533	(27)	1,732
RUFC	30	―	―	59	―	89
ACL	$2,048	$(991)	$199	$592	$(27)	$1,821

The following table provides a summary of loans that are collectively evaluated for impairment.

	December 31, 2015		December 31, 2014
	Recorded Investment	Related ALLL	Recorded Investment	Related ALLL

	(Dollars in millions)
Commercial:
Commercial and industrial	$48,110	$439	$41,120	$379
CRE-income producing properties	13,339	127	10,583	147
CRE-construction and development	3,697	32	2,670	39
Dealer floor plan	1,215	8	1,091	10
Other lending subsidiaries	6,789	21	5,351	20
Retail:
Direct retail lending	11,055	93	8,048	86
Revolving credit	2,477	91	2,419	94
Residential mortgage-nonguaranteed	29,228	153	29,660	181
Residential mortgage-government guaranteed	553	1	622	4
Sales finance	10,308	39	9,488	36
Other lending subsidiaries	6,534	235	5,930	204
PCI	1,122	61	1,215	64
Total	$134,427	$1,300	$118,197	$1,264

TableofContents

The following tables set forth certain information regarding impaired loans, excluding PCI and LHFS, that were individually evaluated for reserves.

				Average	Interest
	Recorded		Related	Recorded	Income
As Of / For The Year Ended December 31, 2015	Investment	UPB	ALLL	Investment	Recognized

	(Dollars in millions)
With no related ALLL recorded:
Commercial:
Commercial and industrial	$129	$164	$ ―	$95	$1
CRE-income producing properties	8	13	―	17	―
CRE-construction and development	8	11	―	10	―
Dealer floor plan	―	―	―	2	―
Other lending subsidiaries	2	3	―	―	―
Retail:
Direct retail lending	11	40	―	12	1
Residential mortgage-nonguaranteed	84	153	―	97	4
Residential mortgage-government guaranteed	5	5	―	3	―
Sales finance	1	2	―	1	―
Other lending subsidiaries	4	8	―	3	―
With an ALLL recorded:
Commercial:
Commercial and industrial	191	194	27	223	5
CRE-income producing properties	74	77	8	96	3
CRE-construction and development	27	27	5	36	1
Dealer floor plan	―	―	―	1	―
Other lending subsidiaries	4	5	1	6	―
Retail:
Direct retail lending	74	75	12	79	4
Revolving credit	33	33	13	36	1
Residential mortgage-nonguaranteed	351	368	41	354	15
Residential mortgage-government guaranteed	312	312	22	323	13
Sales finance	18	18	1	19	1
Other lending subsidiaries	188	190	30	179	28
Total	$1,524	$1,698	$160	$1,592	$77

TableofContents

				Average	Interest
	Recorded		Related	Recorded	Income
As Of / For The Year Ended December 31, 2014	Investment	UPB	ALLL	Investment	Recognized

	(Dollars in millions)
With no related ALLL recorded:
Commercial:
Commercial and industrial	$87	$136	$ ―	$138	$2
CRE-income producing properties	18	25	―	36	―
CRE-construction and development	14	21	―	20	―
Other lending subsidiaries	―	1	―	―	―
Retail:
Direct retail lending	13	49	―	14	1
Residential mortgage-nonguaranteed	87	141	―	147	5
Residential mortgage-government guaranteed	3	4	―	7	―
Sales finance	1	2	―	1	―
Other lending subsidiaries	3	7	―	3	―
With an ALLL recorded:
Commercial:
Commercial and industrial	247	254	42	279	5
CRE-income producing properties	121	123	15	133	4
CRE-construction and development	51	52	9	65	2
Other lending subsidiaries	5	5	1	4	―
Retail:
Direct retail lending	85	87	24	95	5
Revolving credit	41	41	16	45	2
Residential mortgage-nonguaranteed	360	370	36	700	31
Residential mortgage-government guaranteed	358	358	32	402	17
Sales finance	20	21	4	20	1
Other lending subsidiaries	173	175	31	148	22
Total	$1,687	$1,872	$210	$2,257	$97

The following table provides a summary of TDRs, all of which are considered impaired.

	December 31,
	2015	2014

	(Dollars in millions)
Performing TDRs:
Commercial:
Commercial and industrial	$49	$64
CRE-income producing properties	13	27
CRE-construction and development	16	30
Direct retail lending	72	84
Revolving credit	33	41
Residential mortgage-nonguaranteed	288	261
Residential mortgage-government guaranteed	316	360
Sales finance	17	19
Other lending subsidiaries	178	164
Total performing TDRs	982	1,050
Nonperforming TDRs (also included in NPL disclosures)	146	126
Total TDRs	$1,128	$1,176

ALLL attributable to TDRs	$126	$159

TableofContents

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

	Year Ended December 31,
	2015			2014			2013
	Type of			Type of			Type of
	Modification		ALLL	Modification		ALLL	Modification		ALLL
	Rate	Structure	Impact	Rate	Structure	Impact	Rate	Structure	Impact

	(Dollars in millions)
Commercial:
Commercial and industrial	$99	$45	$2	$112	$48	$4	$99	$27	$3
CRE - income producing properties	9	15	―	18	18	―	33	44	1
CRE - construction and development	8	25	1	25	22	―	51	20	(2)
Retail:
Direct retail lending	16	4	4	32	4	6	45	9	6
Revolving credit	16	―	4	24	―	4	26	―	4
Residential mortgage-nonguaranteed	88	37	9	127	36	16	103	68	11
Residential mortgage-government
guaranteed	189	―	7	282	―	12	141	―	12
Sales finance	―	10	1	1	14	3	4	7	3
Other lending subsidiaries	129	―	17	130	―	17	167	―	34

The pre-default balance for modifications that experienced a payment default that had been classified as TDRs during the previous 12 months was $81 million, $78 million and $78 million for the twelve months ended December 31, 2015, 2014 and 2013, respectively. Payment default is defined as movement of the TDR to nonaccrual status, foreclosure or charge-off, whichever occurs first.

Changes in the carrying value and accretable yield of PCI loans are presented in the following table:

	Year Ended December 31, 2015				Year Ended December 31, 2014
	Purchased Impaired		Purchased Nonimpaired		Purchased Impaired		Purchased Nonimpaired
	Accretable	Carrying	Accretable	Carrying	Accretable	Carrying	Accretable	Carrying
	Yield	Value	Yield	Value	Yield	Value	Yield	Value

	(Dollars in millions)
Balance at beginning of period	$134	$579	$244	$636	$187	$863	$351	$1,172
Additions	98	402	―	―	―	―	―	―
Accretion	(89)	89	(89)	89	(107)	107	(169)	169
Payments received, net	―	(370)	―	(303)	―	(391)	―	(705)
Other, net	46	―	21	―	54	―	62	―
Balance at end of period	$189	$700	$176	$422	$134	$579	$244	$636

Outstanding UPB at end of period		$1,063		$587		$864		$860

The following table presents additional information about BB&T’s loans and leases:

	December 31,
	2015	2014

	(Dollars in millions)
Unearned income, discounts and net deferred loan fees and costs, excluding PCI	$433	$147
Residential mortgage loans in process of foreclosure	229	379

The increase in unearned income, discounts and net deferred loan fees and costs is primarily due to the acquisition of Susquehanna.

TableofContents

 NOTE 5. Premises and Equipment

A summary of premises and equipment is presented in the accompanying table:

	Estimated			December 31,
	Useful Life			2015	2014

	(Years)			(Dollars in millions)
Land and land improvements				$596	$533
Buildings and building improvements	40			1,503	1,431
Furniture and equipment	5	-	10	1,030	986
Leasehold improvements				721	670
Construction in progress				122	47
Capitalized leases on premises and equipment				67	61
Total				4,039	3,728
Accumulated depreciation and amortization				(2,032)	(1,901)
Net premises and equipment				$2,007	$1,827

The following table excludes assets related to BB&T's lease financing business.

				Year Ended December 31,
				2015	2014	2013

				(Dollars in millions)
Rent expense applicable to operating leases				$245	$227	$230
Rental income from owned properties and subleases				7	7	8

	Year Ended December 31,
	2016	2017	2018	2019	2020	Thereafter

	(Dollars in millions)
Future minimum lease payments for operating leases	$250	$229	$200	$175	$147	$591

NOTE 6. Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill attributable to BB&T’s operating segments are reflected in the table below. There have been no goodwill impairments recorded to date.

	Community Banking	Residential Mortgage Banking	Dealer Financial Services	Specialized Lending	Insurance Services	Financial Services	Total

	(Dollars in millions)
Goodwill, January 1, 2013	$4,900	$7	$111	$99	$1,495	$192	$6,804
Contingent consideration	―	―	―	―	6	―	6
Other adjustments	24	―	―	(11)	(9)	―	4
Goodwill, December 31, 2013	$4,924	$7	$111	$88	$1,492	$192	$6,814
Acquired goodwill, net	29	―	―	―	12	―	41
Contingent consideration	―	―	―	―	14	―	14
Other adjustments	(319)	319	―	―	―	―	―
Goodwill, December 31, 2014	$4,634	$326	$111	$88	$1,518	$192	$6,869
Acquired goodwill, net	1,548	―	―	155	16	7	1,726
American Coastal sale	―	―	―	―	(49)	―	(49)
Other adjustments	5	―	―	―	(3)	―	2
Goodwill, December 31, 2015	$6,187	$326	$111	$243	$1,482	$199	$8,548

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

TableofContents

During 2015, BB&T sold American Coastal, which resulted in the allocation and write-off of goodwill from the Insurance Services segment.

The following table presents information for identifiable intangible assets subject to amortization:

		December 31, 2015			December 31, 2014
	Wtd. Avg. Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(Years)	(Dollars in millions)
CDI	8.4	$903	$(634)	$269	$693	$(585)	$108
Other, primarily customer relationship
intangibles	14.0	1,164	(747)	417	1,088	(691)	397
Total		$2,067	$(1,381)	$686	$1,781	$(1,276)	$505

	Year Ended December 31,
	2016	2017	2018	2019	2020

	(Dollars in millions)
Estimated amortization expense of identifiable intangibles	$117	$98	$83	$69	$57

NOTE 7. Loan Servicing

Residential Mortgage Banking Activities

The following tables summarize residential mortgage banking activities. BB&T manages its own residential mortgage loans, including PCI loans.

	December 31,
	2015	2014

	(Dollars in millions)
UPB of mortgage loan servicing portfolio	$116,817	$115,476
UPB of home equity loan servicing portfolio	5,352	6,781
UPB of residential mortgage and home equity loan servicing portfolio	$122,169	$122,257
UPB of residential mortgage loans serviced for others (primarily agency
conforming fixed rate)	$91,132	$90,230
Mortgage loans sold with recourse	702	667
Maximum recourse exposure from mortgage loans sold with recourse liability	326	344
Indemnification, recourse and repurchase reserves	79	94
FHA-insured mortgage loan reserve	85	85

During June 2014, BB&T received notice from the HUD-OIG that BB&T had been selected for an audit/survey to assess BB&T's compliance with FHA loan origination and quality control requirements. In late 2014 and in 2015, BB&T received subpoenas from the HUD-OIG and the Department of Justice seeking additional information regarding its lending practices in connection with loans insured by the FHA. BB&T is cooperating with the investigation. While the outcome of the investigation is unknown and neither the Department of Justice nor the HUD-OIG has asserted any claims, similar reviews and related matters with other financial institutions have resulted in cash settlements and other remedial actions. BB&T identified a potential exposure related to losses incurred by the FHA on defaulted loans that ranges from $25 million to $105 million and recognized an $85 million charge during 2014. The income statement impact of this adjustment was included in other expense on the Consolidated Statements of lncome. The ultimate resolution of this matter is uncertain and the estimates of this exposure are subject to the application of significant judgment and therefore cannot be predicted with certainty at this time.

During 2014, BB&T also recognized a $33 million adjustment related to the indemnification reserves for mortgage loans sold, which represents an increase in estimated losses that may be incurred on FHA-insured mortgage loans that have not yet defaulted. The income statement impact of this adjustment was included in loan-related expense on the Consolidated Statements of Income.

Payments made to date for recourse exposure on residential mortgage loans sold with recourse liability have been immaterial.

TableofContents

	As Of / For The
	Year Ended December 31,
	2015	2014	2013

	(Dollars in millions)
UPB of residential mortgage loans sold from the LHFS portfolio	$14,764	$13,400	$28,900
Pre-tax gains recognized on mortgage loans sold and held for sale	148	110	292
Servicing fees recognized from mortgage loans serviced for others	273	275	259
Approximate weighted average servicing fee on the outstanding balance
of residential mortgage loans serviced for others	0.29%	0.29%	0.30%
Weighted average interest rate on mortgage loans serviced for others	4.12	4.20	4.24

The following table presents a roll forward of the carrying value of residential MSRs recorded at fair value:

	Year Ended December 31,
	2015	2014	2013

	(Dollars in millions)
Carrying value, January 1,	$844	$1,047	$627
Additions	156	141	336
Change in fair value due to changes in valuation inputs or assumptions:
Prepayment speeds	91	(219)	287
Weighted average OAS	(52)	―	(31)
Servicing costs	(25)	(2)	(29)
Realization of expected net servicing cash flows, passage of time and other	(134)	(123)	(143)
Carrying value, December 31,	$880	$844	$1,047

Gains (losses) on derivative financial instruments used to mitigate the
income statement effect of changes in fair value	$32	$251	$(197)

The sensitivity of the fair value of the residential MSRs to changes in key assumptions is included in the accompanying table:

	December 31, 2015				December 31, 2014
	Range		Weighted		Range		Weighted
	Min	Max	Average		Min	Max	Average

	(Dollars in millions)
Prepayment speed	8.1%	9.0%	8.7%		10.8%	12.8%	12.0%
Effect on fair value of a 10% increase			$(28)				$(30)
Effect on fair value of a 20% increase			(54)				(58)

OAS	10.3%	10.6%	10.4%		9.1%	9.9%	9.3%
Effect on fair value of a 10% increase			$(32)				$(26)
Effect on fair value of a 20% increase			(61)				(50)

Composition of loans serviced for others:
Fixed-rate residential mortgage loans			99.2%				99.4%
Adjustable-rate residential mortgage loans			0.8				0.6
Total			100.0%				100.0%

Weighted average life			6.8	yrs			5.7	yrs

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

Commercial Mortgage Banking Activities

CRE mortgage loans serviced for others are not included in loans and leases on the accompanying Consolidated Balance Sheets. The following table summarizes commercial mortgage banking activities for the periods presented:

TableofContents

	December 31,
	2015	2014

	(Dollars in millions)
UPB of CRE mortgages serviced for others	$28,163	$27,599
CRE mortgages serviced for others covered by recourse provisions	4,198	4,264
Maximum recourse exposure from CRE mortgages sold with recourse liability	1,259	1,278
Recorded reserves related to recourse exposure	7	7
Originated CRE mortgages during the year	7,012	5,265

NOTE 8. Deposits

	December 31,
	2015	2014

	(Dollars in millions)
Noninterest-bearing deposits	$45,695	$38,786
Interest checking	25,410	20,262
Money market and savings	60,461	50,604
Time deposits	17,558	19,388
Total deposits	$149,124	$129,040

Time deposits $100,000 and greater	$7,562	$9,782
Time deposits $250,000 and greater	3,497	5,753

TableofContents

NOTE 9. Long-Term Debt

	December 31,
	2015	2014

	(Dollars in millions)
BB&T Corporation:
3.95% senior notes due 2016	$500	$500
3.20% senior notes due 2016	1,000	1,000
2.15% senior notes due 2017	749	749
1.60% senior notes due 2017	749	749
1.45% senior notes due 2018	500	500
Floating rate senior notes due 2018 (LIBOR-based, 1.37% at December 31, 2015)	400	400
2.05% senior notes due 2018	600	599
6.85% senior notes due 2019	540	539
2.25% senior notes due 2019	648	648
Floating rate senior notes due 2019 (LIBOR-based, 0.99% at December 31, 2015)	450	450
2.45% senior notes due 2020	1,298	1,298
2.63% senior notes due 2020	999	―
Floating rate senior notes due 2020 (LIBOR-based, 1.04% at December 31, 2015)	200	200
5.38% senior notes due 2022	166	―
5.20% subordinated notes due 2015	―	933
4.90% subordinated notes due 2017	356	353
5.25% subordinated notes due 2019	586	586
3.95% subordinated notes due 2022	299	298

Branch Bank:
1.45% senior notes due 2016	750	750
Floating rate senior notes due 2016 (LIBOR-based, 0.84% at December 31, 2015)	375	500
1.05% senior notes due 2016	500	500
1.00% senior notes due 2017	599	599
1.35% senior notes due 2017	750	750
2.30% senior notes due 2018	750	750
2.85% senior notes due 2021	700	699
5.63% subordinated notes due 2016	386	386
Floating rate subordinated notes due 2016 (LIBOR-based, 0.82% at December 31, 2015)	350	350
Floating rate subordinated note due 2017 (LIBOR-based, 0.68% at December 31, 2015)	262	262
3.63% subordinated notes due 2025	1,249	―
3.80% subordinated notes due 2026	848	848

FHLB advances to Branch Bank:
Varying maturities to 2034	5,582	6,496

Other long-term debt	154	119

Fair value hedge-related basis adjustments	474	501
Total long-term debt	$23,769	$23,312

TableofContents

The following table reflects the carrying amounts and effective interest rates for long-term debt:

	December 31, 2015		December 31, 2014
	Carrying	Effective	Carrying	Effective
	Amount	Rate	Amount	Rate

	(Dollars in millions)
BB&T Corporation fixed rate senior notes	$7,831	2.35%	$6,669	2.39%
BB&T Corporation floating rate senior notes	1,050	1.20	1,050	1.07
BB&T Corporation fixed rate subordinated notes	1,382	1.52	2,362	2.30
Branch Bank fixed rate senior notes	4,071	1.62	4,060	1.72
Branch Bank floating rate senior notes	375	0.92	500	0.72
Branch Bank fixed rate subordinated notes	2,562	3.13	1,299	2.86
Branch Bank floating rate subordinated notes	612	3.24	612	3.27
FHLB advances (weighted average maturity of 4.8 years at December 31, 2015)	5,732	4.02	6,641	4.03
Other long-term debt	154		119
Total long-term debt	$23,769		$23,312

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

	Year Ended December 31,					2021
	2016	2017	2018	2019	2020	and later

	(Dollars in millions)
Future debt maturities (excluding capital leases)	$5,574	$3,854	$2,324	$2,282	$2,524	$7,170

TableofContents

NOTE 10. Shareholders’ Equity

Preferred Stock

The following table presents a summary of the non-cumulative perpetual preferred stock as of December 31, 2015:

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

Equity-Based Compensation Plans

At December 31, 2015, options, restricted shares and RSUs were outstanding from equity-based compensation plans that have been approved by shareholders. Those plans are intended to assist the Company in recruiting and retaining employees, directors and independent contractors and to associate the interests of eligible participants with those of BB&T and its shareholders.

The majority of outstanding awards and awards available to be issued relate to plans that allow for accelerated vesting of awards for holders who retire and have met all retirement eligibility requirements or in connection with certain other events. Until vested, certain of these awards are subject to forfeiture under specified circumstances.

The following table provides a summary of the equity-based compensation plans:

Equity-Based Compensation Plans	December 31, 2015
Shares available for future grants (in thousands)	22,016

Vesting period, awards granted prior to 2010	5.0	yrs
Vesting period, awards granted after 2009	1.0 to 5.0
Option term	10.0

The fair value of RSUs is based on the common stock price on the grant date less the present value of expected dividends that will be foregone during the vesting period. The fair value of options is measured on the grant date using the Black-Scholes option-pricing model. Substantially all awards are granted in February of each year. Grants to non-executive employees primarily consist of RSUs.

TableofContents

A summary of selected data related to equity-based compensation costs follows:

	Year Ended December 31,
	2015	2014	2013

	(Dollars in millions)
Equity-based compensation expense	$106	$102	$96
Income tax benefit from equity-based compensation expense	40	39	36
Intrinsic value of options exercised and RSUs that vested during the year	170	280	102
Grant date fair value of equity-based awards that vested during the year	115	113	80

		December 31,
		2015	2014

		(Dollars in millions)
Unrecognized compensation cost related to equity-based awards		$103	$99
Weighted-average life over which compensation cost is expected to be recognized (years)		2.2	2.2

The following tables present the activity during 2015 related to equity-based compensation awards:

				Wtd. Avg.
		Wtd. Avg.	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Options	Price	Value	Life

	(Dollars in millions, except per share data, shares in thousands)
Outstanding at January 1, 2015	28,374	$35.09
Replacement awards granted in connection with acquisitions	823	41.68
Granted	434	38.22
Exercised	(3,394)	32.31
Forfeited or expired	(5,660)	38.69
Outstanding at December 31, 2015	20,577	34.89	$103	3.16	yrs
Exercisable at December 31, 2015	18,905	35.06	95	2.80
Exercisable and expected to vest at December 31, 2015	20,467	34.90	102	3.14

		Wtd. Avg.
	Restricted	Grant Date
	Shares/Units	Fair Value

	(Shares in thousands)
Nonvested at January 1, 2015	12,075	$27.38
Granted	3,772	33.27
Vested	(3,703)	25.29
Forfeited	(320)	31.24
Nonvested at December 31, 2015	11,824	29.81
Expected to vest at December 31, 2015	10,853	29.81

Share Repurchase Activity

At December 31, 2015, BB&T was authorized to repurchase up to 50 million shares of common stock under the 2015 Repurchase Plan, which replaced the 2006 Repurchase Plan at the Board of Directors’ authorization during June of 2015. No shares of common stock were repurchased under either plan during 2015, 2014 or 2013.

TableofContents

NOTE 11. AOCI

Year Ended December 31, 2015	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total

	(Dollars in millions)
AOCI balance, January 1, 2015	$(626)	$(54)	$152	$(207)	$(16)	$(751)
OCI before reclassifications, net of tax	(139)	(81)	(206)	19	(9)	(416)
Amounts reclassified from AOCI:
Personnel expense	67	―	―	―	―	67
Interest income	―	―	29	―	9	38
Interest expense	―	83	―	―	―	83
FDIC loss share income, net	―	―	―	31	―	31
Securities (gains) losses, net	―	―	3	―	―	3
Total before income taxes	67	83	32	31	9	222
Less: Income taxes	25	31	12	12	3	83
Net of income taxes	42	52	20	19	6	139
Net change in AOCI	(97)	(29)	(186)	38	(3)	(277)
AOCI balance, December 31, 2015	$(723)	$(83)	$(34)	$(169)	$(19)	$(1,028)

Year Ended December 31, 2014	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total

	(Dollars in millions)
AOCI balance, January 1, 2014	$(303)	$2	$(42)	$(235)	$(15)	$(593)
OCI before reclassifications, net of tax	(334)	(107)	207	―	(5)	(239)
Amounts reclassified from AOCI:
Personnel expense	17	―	―	―	―	17
Interest income	―	―	(24)	―	6	(18)
Interest expense	―	82	―	―	―	82
FDIC loss share income, net	―	―	―	45	―	45
Securities (gains) losses, net	―	―	3	―	―	3
Total before income taxes	17	82	(21)	45	6	129
Less: Income taxes	6	31	(8)	17	2	48
Net of income taxes	11	51	(13)	28	4	81
Net change in AOCI	(323)	(56)	194	28	(1)	(158)
AOCI balance, December 31, 2014	$(626)	$(54)	$152	$(207)	$(16)	$(751)

TableofContents

Year Ended December 31, 2013	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total

	(Dollars in millions)
AOCI balance, January 1, 2013	$(714)	$(173)	$598	$(256)	$(14)	$(559)
OCI before reclassifications, net of tax	354	127	(669)	(18)	(2)	(208)
Amounts reclassified from AOCI:
Personnel expense	91	―	―	―	―	91
Interest income	―	―	97	―	2	99
Interest expense	―	77	―	―	―	77
FDIC loss share income, net	―	―	―	63	―	63
Securities (gains) losses, net	―	―	(51)	―	―	(51)
Total before income taxes	91	77	46	63	2	279
Less: Income taxes	34	29	17	24	1	105
Net of income taxes	57	48	29	39	1	174
Net change in AOCI	411	175	(640)	21	(1)	(34)
AOCI balance, December 31, 2013	$(303)	$2	$(42)	$(235)	$(15)	$(593)

NOTE 12. Income Taxes

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

The components of the income tax provision are as follows:

	Year Ended December 31,
	2015	2014	2013

	(Dollars in millions)
Current expense:
Federal	$585	$706	$1,148
State	99	81	98
Total current expense	684	787	1,246
Deferred expense:
Federal	99	122	273
State	11	12	34
Total deferred expense	110	134	307
Provision for income taxes	$794	$921	$1,553

The reasons for the difference between the provision for income taxes and the amount computed by applying the statutory Federal income tax rate to income before income taxes were as follows:

TableofContents

	Year Ended December 31,
	2015	2014	2013

	(Dollars in millions)
Federal income taxes at statutory rate of 35%	$1,021	$1,094	$1,149
Increase (decrease) in provision for income taxes as a result of:
State income taxes, net of federal tax benefit	72	61	86
Affordable housing projects proportional amortization	181	159	143
Affordable housing projects tax credits and other tax benefits	(249)	(221)	(196)
Tax exempt income	(129)	(125)	(128)
Adjustments for uncertain tax positions	(107)	(39)	516
Other, net	5	(8)	(17)
Provision for income taxes	$794	$921	$1,553
Effective income tax rate	27.2%	29.5%	47.3%

The tax effects of temporary differences that gave rise to deferred tax assets and liabilities are reflected in the table below:

	December 31,
	2015	2014

	(Dollars in millions)
Deferred tax assets:
ALLL	$553	$556
Postretirement plans	431	372
Net unrealized loss on AFS securities	124	36
Equity-based compensation	129	137
Reserves and expense accruals	255	247
Investments in qualified affordable housing projects	110	―
Other	292	198
Total deferred tax assets	1,894	1,546

Deferred tax liabilities:
Prepaid pension plan expense	509	477
MSRs	331	312
Lease financing	663	375
Loan fees and expenses	70	265
Identifiable intangible assets	207	139
Derivatives and hedging	77	122
Investments in qualified affordable housing projects	―	25
Other	92	93
Total deferred tax liabilities	1,949	1,808
Net deferred tax liability	$(55)	$(262)

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

TableofContents

	As of/ For the Year Ended December 31,
	2015	2014	2013

	(Dollars in millions)
Beginning balance of unrecognized tax benefits	$503	$644	$297
Additions based on tax positions related to current year	―	1	18
Additions (reductions) for tax positions of prior years	(76)	(34)	343
Settlements	(1)	(17)	―
Lapse of statute of limitations	(1)	―	―
Unrecognized deferred tax benefits from acquisitions	1	(91)	(14)
Ending balance of unrecognized tax benefits	$426	$503	$644

Unrecognized tax benefits that would have impacted effective rate if recognized
Federal	$422	$497	$631
State	3	4	11

The Company had $181 million, $210 million and $213 million in liabilities for tax-related interest and penalties recorded on its Consolidated Balance Sheets at December 31, 2015, 2014, and 2013, respectively. The amount of net interest and penalties related to unrecognized tax benefits recognized in the Consolidated Statements of Income was a benefit of $29 million for 2015, an immaterial amount for 2014 and expense of $176 million for 2013.

The IRS has completed its Federal income tax examinations of BB&T through 2010. Various years remain subject to examination by state taxing authorities.

In February 2010, BB&T received an IRS statutory notice of deficiency for tax years 2002-2007 asserting a liability for taxes, penalties and interest of approximately $892 million related to the disallowance of foreign tax credits and other deductions claimed by a subsidiary in connection with a financing transaction. BB&T paid the disputed tax, penalties and interest in March 2010 and filed a lawsuit seeking a refund in the U.S. Court of Federal Claims. During September 2013, the court denied the refund claim. These developments and other smaller matters resulted in $516 million of income tax adjustments during 2013. BB&T appealed the decision to the U.S. Court of Appeals for the Federal Circuit. During May 2015, the appeals court overturned a portion of the earlier ruling, resulting in the recognition of a $107 million income tax benefit during the second quarter. The remainder of the decision was affirmed. During September 2015, BB&T filed a petition requesting the case be heard by the U.S. Supreme Court. A decision to hear the case has not been made at this time.

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

The following actuarial assumptions were used to determine net periodic pension costs for the qualified pension plan:

	December 31,
	2015	2014	2013
Weighted average assumed discount rate	4.27%	5.10%	4.25%
Weighted average expected long-term rate of return on plan assets	7.50	7.75	8.00
Assumed long-term rate of annual compensation increases	4.50	5.00	4.50

TableofContents

The weighted average expected long-term rate of return on plan assets represents the average rate of return expected to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, BB&T considers long-term compound annualized returns of historical market data for each asset category, as well as historical actual returns on the plan assets. Using this reference information, the Company develops forward-looking return expectations for each asset category and a weighted average expected long-term rate of return for the plan based on target asset allocations contained in BB&T's Investment Policy Statement. For 2016, the expected rate of return on plan assets is 7.0%.

Financial data relative to qualified and nonqualified defined benefit pension plans is summarized in the following tables for the years indicated. On the Consolidated Balance Sheets, the qualified pension plan prepaid asset is recorded as a component of other assets and the nonqualified pension plans accrued liability is recorded as a component of other liabilities. The data is calculated using an actuarial measurement date of December 31.

	Year Ended December 31,
	2015	2014	2013

	(Dollars in millions)
Net Periodic Pension Cost:
Service cost	$176	$138	$150
Interest cost	157	140	120
Estimated return on plan assets	(327)	(296)	(257)
Net amortization and other	67	17	91
Net periodic benefit cost	73	(1)	104

Pre-Tax Amounts Recognized in OCI:
Net actuarial loss (gain)	230	532	(535)
Net amortization	(67)	(17)	(91)
Net amount recognized in OCI	163	515	(626)
Total net periodic pension costs (income) recognized in
total comprehensive income, pre-tax	$236	$514	$(522)

The following actuarial assumptions were used to determine benefit obligations:

	December 31,
	2015	2014
Weighted average assumed discount rate	4.68%	4.27%
Assumed rate of annual compensation increases	4.50	4.50

	Qualified Pension Plan		Nonqualified Pension Plans
	Year Ended December 31,		Year Ended December 31,
	2015	2014	2015	2014

	(Dollars in millions)
Projected benefit obligation, beginning of year	$3,227	$2,437	$367	$304
Service cost	164	128	12	10
Interest cost	141	124	16	16
Actuarial (gain) loss	(164)	607	(3)	45
Benefits paid	(80)	(69)	(15)	(8)
Acquisitions	185	―	15	―
Projected benefit obligation, end of year	$3,473	$3,227	$392	$367
Accumulated benefit obligation, end of year	$2,997	$2,744	$309	$295

TableofContents

	Qualified Pension Plan		Nonqualified Pension Plans
	Year Ended December 31,		Year Ended December 31,
	2015	2014	2015	2014

	(Dollars in millions)
Fair value of plan assets, beginning of year	$4,223	$3,733	$—	$—
Actual return on plan assets	(70)	416	—	—
Employer contributions	126	143	15	8
Benefits paid	(80)	(69)	(15)	(8)
Acquisitions	170	—	—	—
Fair value of plan assets, end of year	$4,369	$4,223	$—	$—
Funded status at end of year	$896	$996	$(392)	$(367)

The following are the pre-tax amounts recognized in AOCI:

	Qualified Pension Plan		Nonqualified Pension Plans
	Year Ended December 31,		Year Ended December 31,
	2015	2014	2015	2014

	(Dollars in millions)
Prior service credit (cost)	$—	$—	$(2)	$(2)
Net actuarial loss	(1,040)	(859)	(131)	(149)
Net amount recognized	$(1,040)	$(859)	$(133)	$(151)

The following table presents the amount expected to be amortized from AOCI into net periodic pension cost during 2016:

	Qualified	Nonqualified
	Pension Plan	Pension Plans

	(Dollars in millions)
Net actuarial loss	$(66)	$(12)
Net amount expected to be amortized in 2016	$(66)	$(12)

BB&T makes contributions to the qualified pension plan in amounts between the minimum required for funding and the maximum amount deductible for federal income tax purposes. BB&T made discretionary contributions of $280 million during the first quarter of 2016. Management may make additional contributions in 2016. For the nonqualified plans, the employer contributions are based on benefit payments.

The following table reflects the estimated benefit payments for the periods presented:

	Qualified	Nonqualified
	Pension Plan	Pension Plans

	(Dollars in millions)
2016	$85	$14
2017	101	14
2018	111	16
2019	121	17
2020	132	18
2021-2025	843	112

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

TableofContents

BB&T periodically reviews its asset allocation and investment policy and makes changes to its target asset allocation. BB&T has established guidelines within each asset category to ensure the appropriate balance of risk and reward. For the year ended December 31, 2015, the target asset allocations for the plan assets included a range of 30% to 40% for U.S. equity securities, 10% to 18% for international equity securities, 35% to 50% for fixed income securities, and 0% to 12% for alternative investments, which include real estate, hedge funds, private equities and commodities, with any remainder to be held in cash equivalents. The plan may hold BB&T common stock up to 10% of its assets, subject to the target range for total U.S. equity securities.

The fair value of the pension plan assets at December 31, 2015 and 2014 by asset category are reflected in the following tables.

	December 31, 2015				December 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(Dollars in millions)
Cash and cash-equivalents	$266	$266	$—	$—	$66	$66	$—	$—
U.S. equity securities	1,627	1,627	—	—	1,635	1,635	—	—
International equity securities	712	614	98	—	657	539	118	—
Fixed income securities	1,631	10	1,621	—	1,717	10	1,707	—
Alternative investments	115	—	—	115	124	—	—	124
Total plan assets	$4,351	$2,517	$1,719	$115	$4,199	$2,250	$1,825	$124

U.S. equity securities include 3.0 million shares of BB&T common stock valued at $113 million and $117 million at December 31, 2015 and 2014, respectively. International equity securities include a common/commingled fund that consists of assets from several accounts, pooled together, to reduce management and administration costs. Total plan assets exclude accrued income of $18 million and $23 million at December 31, 2015 and 2014, respectively.

The following table presents the activity for Level 3 plan assets, all of which are in alternative investments:

	Year Ended December 31,
	2015	2014	2013

	(Dollars in millions)
Balance at beginning of year	$124	$101	$98
Actual return on plan assets	2	11	11
Purchases, sales and settlements, net	(11)	12	(8)
Balance at end of year	$115	$124	$101

Defined Contribution Plans

BB&T offers a 401(k) Savings Plan and other defined contribution plans that permit employees to contribute from 1% to 50% of their cash compensation. For full-time employees who are 21 years of age or older with one year or more of service, BB&T makes matching contributions of up to 6% of the employee's compensation. BB&T's contribution to the 401(k) Savings Plan and nonqualified defined contribution plans totaled $114 million, $103 million and $102 million for the years ended December 31, 2015, 2014 and 2013, respectively. BB&T also offers defined contribution plans to certain employees of subsidiaries who do not participate in the 401(k) Savings Plan.

Other Benefits

There are various other employment contracts, deferred compensation arrangements and covenants not to compete with selected members of management and certain retirees. These plans and their obligations are not material to the financial statements.

TableofContents

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

	December 31, 2015	December 31, 2014

	(Dollars in millions)
Letters of credit	$3,033	$3,462
Carrying amount of the liability for letters of credit	27	22

Investments in affordable housing and historic building rehabilitation projects:
Carrying amount	1,629	1,436
Amount of future funding commitments included in carrying amount	654	459
Lending exposure	292	169
Tax credits subject to recapture	355	300

Investments in private equity and similar investments	289	329
Future funding commitments to consolidated private equity funds	231	202

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

Effective January 1, 2015, BB&T adopted new guidance related to Investments in Qualified Affordable Housing Projects. The following table summarizes the estimated impact to the Consolidated Statements of Income.

	Year Ended December 31,
	2014	2013

	(Dollars in millions)
Increase in other income	$141	$159
Increase in provision for income taxes	(161)	(158)
Change in net income and net income available to common shareholders	$(20)	$1

Decrease in diluted EPS	$(0.03)	$ ―

	January 1,
	2015	2014

	(Dollars in millions)
Decrease to retained earnings	$(49)	$(29)

BB&T has investments in and future funding commitments to certain private equity and similar investments. BB&T’s risk exposure relating to such commitments is generally limited to the amount of investments and future funding commitments made.

TableofContents

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

	December 31,
	2015	2014

	(Dollars in millions)
Pledged securities	$14,063	$14,636
Pledged loans	69,070	67,248

TableofContents

NOTE 15. Regulatory Requirements and Other Restrictions

Branch Bank is required by the FRB to maintain reserve balances in the form of vault cash or deposits with the FRB based on specified percentages of certain deposit types, subject to various adjustments. At December 31, 2015, the net reserve requirement was met with vault cash.

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

BB&T is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated pursuant to regulatory directives. BB&T’s capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings and other factors. BB&T is in full compliance with these requirements. Banking regulations also identify five capital categories for IDIs: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2015 and 2014, BB&T and Branch Bank were classified as “well-capitalized,” and management believes that no events or changes have occurred subsequent to year end that would change this designation.

Quantitative measures established by regulation to ensure capital adequacy require BB&T to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average tangible assets (leverage ratio).

Risk-based capital ratios, which include Common Equity Tier 1, Tier 1 Capital and Total Capital, are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets.

	December 31, 2015 - Basel III				December 31, 2014 - Basel I
	Actual Capital		Capital Requirements		Actual Capital		Capital Requirements
	Ratio	Amount	Minimum	Well-Capitalized	Ratio	Amount	Minimum	Well-Capitalized

	(Dollars in millions)
Common Equity Tier 1 Capital:
BB&T	10.3%	$17,081	$7,497	$10,830	N/A	N/A	N/A	N/A
Branch Bank	11.3	18,382	7,319	10,572	N/A	N/A	N/A	N/A
Tier 1 Capital:
BB&T	11.8	19,682	9,997	13,329	12.4%	$17,840	$5,747	$8,620
Branch Bank	11.3	18,382	9,759	13,012	11.7	16,329	5,591	8,387
Total Capital:
BB&T	14.3	23,753	13,329	16,661	14.9	21,381	11,494	14,367
Branch Bank	13.4	21,859	13,012	16,265	13.4	18,761	11,183	13,979
Leverage Capital:
BB&T	9.8	19,682	8,062	10,077	9.9	17,840	7,191	8,989
Branch Bank	9.3	18,382	7,866	9,833	9.3	16,329	5,265	8,775

As an approved seller/servicer, Branch Bank is required to maintain minimum levels of capital, as specified by various agencies, including the U.S. Department of Housing and Urban Development, GNMA, FHLMC and FNMA. At December 31, 2015 and 2014, Branch Bank’s capital was above all required levels.

TableofContents

NOTE 16. Parent Company Financial Statements

Parent Company
Condensed Balance Sheets

	December 31,
	2015	2014

	(Dollars in millions)
Assets:
Cash and due from banks	$109		$79
Interest-bearing deposits with banks	7,383		7,612
AFS securities at fair value	124		125
HTM securities at amortized cost	3		23
Investment in banking subsidiaries	25,823		22,662
Investment in other subsidiaries	1,101		1,452
Advances to / receivables from banking subsidiaries	―		63
Advances to / receivables from other subsidiaries	3,086		2,430
Other assets	211		168
Total assets	$37,840		$34,614

Liabilities and Shareholders' Equity:
Short-term borrowed funds	$105	$	―
Short-term borrowed funds due to subsidiaries	―		40
Long-term debt	10,274		10,081
Accounts payable and other liabilities	121		116
Total liabilities	10,500		10,237
Total shareholders' equity	27,340		24,377
Total liabilities and shareholders' equity	$37,840		$34,614

TableofContents

Parent Company
Condensed Income and Comprehensive Income Statements

	Year Ended December 31,
	2015	2014	2013

	(Dollars in millions)
Income:
Dividends from banking subsidiaries	$1,600	$1,636	$1,220
Dividends from other subsidiaries	411	71	79
Interest and other income from subsidiaries	64	67	67
Other income	3	7	14
Total income	2,078	1,781	1,380
Expenses:
Interest expense	165	148	219
Other expenses	103	55	50
Total expenses	268	203	269

Income before income taxes and equity in
undistributed earnings of subsidiaries	1,810	1,578	1,111
Income tax benefit	40	43	2
Income before equity in undistributed earnings of subsidiaries	1,850	1,621	1,113
Equity in undistributed earnings of subsidiaries in excess of
dividends from subsidiaries	273	585	617
Net income	2,123	2,206	1,730

Total OCI	(277)	(158)	(34)
Total comprehensive income	$1,846	$2,048	$1,696

TableofContents

Parent Company
Condensed Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013

	(Dollars in millions)
Cash Flows From Operating Activities:
Net income	$2,123	$2,206	$1,730
Adjustments to reconcile net income to net cash from
operating activities:
Equity in earnings of subsidiaries in excess of dividends
from subsidiaries	(273)	(585)	(617)
Net change in operating assets and liabilities:
Other assets	88	27	95
Accounts payable and accrued liabilities	(14)	40	42
Other, net	32	(86)	(79)
Net cash from operating activities	1,956	1,602	1,171

Cash Flows From Investing Activities:
Proceeds from sales, calls and maturities of AFS securities	49	25	24
Purchases of AFS securities	(21)	(124)	(24)
Proceeds from maturities, calls and paydowns of HTM securities	27	16	2
Investment in subsidiaries	―	(1)	(4)
Advances to subsidiaries	(7,461)	(7,145)	(5,815)
Proceeds from repayment of advances to subsidiaries	6,848	7,060	5,898
Net cash from acquistions and divestitures	(595)	―	9
Net cash from investing activities	(1,153)	(169)	90

Cash Flows From Financing Activities:
Net change in short-term borrowings	(40)	(34)	37
Net change in long-term debt	(92)	1,085	499
Net proceeds from common stock issued	67	294	108
Net proceeds from preferred stock issued	―	―	487
Cash dividends paid on common and preferred stock	(937)	(814)	(912)
Other, net	―	―	8
Net cash from financing activities	(1,002)	531	227

Net Change in Cash and Cash Equivalents	(199)	1,964	1,488
Cash and Cash Equivalents at Beginning of Year	7,691	5,727	4,239
Cash and Cash Equivalents at End of Year	$7,492	$7,691	$5,727

TableofContents

The transfer of funds in the form of dividends, loans or advances from bank subsidiaries to the Parent Company is restricted. Federal law requires loans to the Parent Company or its affiliates to be secured and at market terms and generally limits loans to the Parent Company or an individual affiliate to 10% of Branch Bank’s unimpaired capital and surplus. In the aggregate, loans to the Parent Company and all affiliates cannot exceed 20% of the bank’s unimpaired capital and surplus.

Dividend payments to the Parent Company by Branch Bank are subject to regulatory review and statutory limitations and, in some instances, regulatory approval. In general, dividends from Branch Bank to the Parent Company are limited by rules which compare dividends to net income for regulatory-defined periods. Furthermore, dividends are restricted by regulatory minimum capital constraints.

NOTE 17. Fair Value Disclosures

Accounting standards define fair value as the exchange price that would be received on the measurement date to sell an asset or the price paid to transfer a liability in the principal or most advantageous market available to the entity in an orderly transaction between market participants, with a three level valuation input hierarchy.

The following tables present fair value information for assets and liabilities measured at fair value on a recurring basis.

December 31, 2015	Total	Level 1		Level 2	Level 3

	(Dollars in millions)
Assets:
Trading securities	$1,180		$311	$869	$	―
AFS securities:
U.S. Treasury	1,832		―	1,832		―
GSE	51		―	51		―
Agency MBS	20,046		―	20,046		―
States and political subdivisions	2,079		―	2,079		―
Non-agency MBS	221		―	221		―
Other	4		4	―		―
Acquired from FDIC	1,064		―	438		626
LHFS	1,035		―	1,035		―
Residential MSRs	880		―	―		880
Derivative assets:
Interest rate contracts	964		―	956		8
Foreign exchange contracts	6		―	6		―
Private equity and similar investments	289		―	―		289
Total assets	$29,651		$315	$27,533		$1,803

Liabilities:
Derivative liabilities:
Interest rate contracts	$788	$	―	$784		$4
Foreign exchange contracts	4		―	4		―
Securities sold short	147		―	147		―
Total liabilities	$939	$	―	$935		$4

December 31, 2014	Total	Level 1		Level 2	Level 3

	(Dollars in millions)
Assets:
Trading securities	$482		$289	$193	$	―
AFS securities:
U.S. Treasury	1,231		―	1,231		―
Agency MBS	16,154		―	16,154		―
States and political subdivisions	1,974		―	1,974		―
Non-agency MBS	264		―	264		―
Other	41		6	35		―
Acquired from FDIC	1,243		―	498		745
LHFS	1,423		―	1,423		―
Residential MSRs	844		―	―		844
Derivative assets:
Interest rate contracts	1,114		―	1,094		20
Foreign exchange contracts	8		―	8		―
Private equity and similar investments	329		―	―		329
Total assets	$25,107		$295	$22,874		$1,938

Liabilities:
Derivative liabilities:
Interest rate contracts	$1,007	$	―	$1,004		$3
Foreign exchange contracts	6		―	6		―
Securities sold short	148		―	148		―
Total liabilities	$1,161	$	―	$1,158		$3

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

TableofContents

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

The following tables present activity for financial liabilities that are valued using Level 3 inputs:

				Private
	Acquired			Equity and
	from FDIC	Residential	Net	Similar
Year Ended December 31, 2015	Securities	MSRs	Derivatives	Investments

	(Dollars in millions)
Balance at January 1, 2015	$745	$844	$17	$329
Total realized and unrealized gains (losses):
Included in earnings:
Interest income	23	―	―	―
Mortgage banking income	―	10	87	―
Other noninterest income	―	―	(6)	49
Included in unrealized net holding gains (losses) in OCI	(45)	―	―	―
Purchases	―	―	1	81
Issuances	―	156	74	―
Sales	―	―	―	(154)
Settlements	(97)	(130)	(169)	(16)
Balance at December 31, 2015	$626	$880	$4	$289

Change in unrealized gains (losses) included in earnings for the period,
attributable to assets and liabilities still held at December 31, 2015	$23	$10	$4	$(2)

TableofContents

				Private
	Acquired			Equity and
	from FDIC	Residential	Net	Similar
Year Ended December 31, 2014	Securities	MSRs	Derivatives	Investments

	(Dollars in millions)
Balance at January 1, 2014	$861	$1,047	$(11)	$291
Total realized and unrealized gains (losses):
Included in earnings:
Interest income	33	―	―	―
Mortgage banking income	―	(221)	94	―
Other noninterest income	―	―	(2)	27
Included in unrealized net holding gains (losses) in OCI	(38)	―	―	―
Purchases	―	―	―	67
Issuances	―	141	75	―
Sales	―	―	―	(50)
Settlements	(111)	(123)	(139)	(7)
Transfers into Level 3	―	―	―	1
Balance at December 31, 2014	$745	$844	$17	$329

Change in unrealized gains (losses) included in earnings for the period,
attributable to assets and liabilities still held at December 31, 2014	$33	$(221)	$17	$15

				Private
	Acquired			Equity and
	from FDIC	Residential	Net	Similar
Year Ended December 31, 2013	Securities	MSRs	Derivatives	Investments

	(Dollars in millions)
Balance at January 1, 2013	$994	$627	$54	$323
Total realized and unrealized gains (losses):
Included in earnings:
Interest income	37	―	―	―
Mortgage banking income	―	229	21	―
Other noninterest income	―	―	―	33
Included in unrealized holding gains (losses) in OCI	(14)	―	―	―
Purchases	―	―	―	58
Issuances	―	336	65	―
Sales	―	―	―	(59)
Settlements	(156)	(145)	(151)	(64)
Balance at December 31, 2013	$861	$1,047	$(11)	$291

Change in unrealized gains (losses) included in earnings for the period,
attributable to assets and liabilities still held at December 31, 2013	$37	$229	$(11)	$22

BB&T’s policy is to recognize transfers between levels as of the end of a reporting period. Transfers in and out of Level 3 are shown in the preceding tables. There were no transfers between Level 1 and Level 2 during 2015, 2014 or 2013.

BB&T’s private equity and similar investments are primarily in SBIC qualified funds, which focus on equity and subordinated debt investments in privately-held middle market companies. These investments generally are not redeemable and distributions are received as the underlying assets of the funds liquidate. The timing of distributions, which are expected to occur on various dates through 2026, is uncertain and dependent on various events such as recapitalizations, refinance transactions and ownership changes, among others. Excluding the investment of future funds, BB&T estimates these investments have a weighted average remaining life of approximately two years; however, the timing and amount of distributions may vary significantly. As of December 31, 2015, restrictions on the ability to sell the investments include, but are not limited to, consent of a majority member or general partner approval for transfer of ownership. BB&T’s investments are spread over numerous privately-held middle market companies, and thus the sensitivity to a change in fair value for any single investment is limited. The significant unobservable inputs for these investments are EBITDA multiples that ranged from 5x to 12x, with a weighted average of 8x, at December 31, 2015.

TableofContents

The following table details the fair value and UPB of LHFS that were elected to be carried at fair value:

	December 31, 2015			December 31, 2014
	Fair	Aggregate		Fair	Aggregate
	Value	UPB	Difference	Value	UPB	Difference

(Dollars in millions)
LHFS reported at fair value	$1,035	$1,023	$12	$1,423	$1,390	$33

Excluding government guaranteed, LHFS that were in nonaccrual status or 90 days or more past due and still accruing interest were not material at December 31, 2015.

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

	As Of/ For the Year Ended
	December 31, 2015		December 31, 2014
	Carrying Value	Valuation Adjustments	Carrying Value	Valuation Adjustments

	(Dollars in millions)
Impaired loans	$149	$(30)	$109	$(52)
Foreclosed real estate	82	(190)	87	(176)

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

TableofContents

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

Financial assets and liabilities not recorded at fair value are summarized below:

	Carrying	Total
December 31, 2015	Amount	Fair Value	Level 2	Level 3

	(Dollars in millions)
Financial assets:
HTM securities	$18,530	$18,519	$18,519	$	―
Loans and leases HFI, net of ALLL	134,491	134,728	―		134,728
FDIC loss share receivable	285	11	―		11

Financial liabilities:
Deposits	149,124	149,300	149,300		―
FDIC loss share payable	685	676	―		676
Long-term debt	23,769	24,206	24,206		―

	Carrying	Total
December 31, 2014	Amount	Fair Value	Level 2	Level 3

	(Dollars in millions)
Financial assets:
HTM securities	$20,240	$20,313	$20,313	$	―
Loans and leases HFI, net of ALLL	118,410	118,605	―		118,605
FDIC loss share receivable	534	123	―		123

Financial liabilities:
Deposits	129,040	129,259	129,259		―
FDIC loss share payable	697	696	―		696
Long-term debt	23,312	24,063	24,063		―

The following is a summary of selected information pertaining to off-balance sheet financial instruments:

	December 31, 2015		December 31, 2014
	Notional/		Notional/
	Contract		Contract
	Amount	Fair Value	Amount	Fair Value

	(Dollars in millions)
Commitments to extend, originate or purchase credit	$59,019	$253	$49,333	$238
Residential mortgage loans sold with recourse	702	8	667	9
Other loans sold with recourse	4,198	7	4,264	7
Letters of credit	3,033	27	3,462	22

TableofContents

NOTE 18. Derivative Financial Instruments

Derivative Classifications and Hedging Relationships

		December 31, 2015				December 31, 2014
	Hedged Item or	Notional	Fair Value			Notional	Fair Value
	Transaction	Amount	Gain		Loss	Amount	Gain		Loss

		(Dollars in millions)
Cash flow hedges:
Interest rate contracts:
Pay fixed swaps	3 mo. LIBOR funding	$9,300	$	―	$(214)	$9,300	$	―	$(289)

Fair value hedges:
Interest rate contracts:
Receive fixed swaps	Long-term debt	13,092		329	(1)	11,902		269	(5)
Pay fixed swaps	Commercial loans	207		―	(2)	161		―	(3)
Pay fixed swaps	Municipal securities	244		―	(94)	336		―	(126)
Total		13,543		329	(97)	12,399		269	(134)

Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Receive fixed swaps		8,827		337	(1)	7,995		350	(3)
Pay fixed swaps		8,984		1	(363)	8,163		1	(375)
Other swaps		1,005		3	(6)	1,372		5	(7)
Other		601		1	(2)	528		1	(1)
Forward commitments		4,403		5	(4)	5,326		10	(12)
Foreign exchange contracts		513		6	(4)	571		8	(6)
Total		24,333		353	(380)	23,955		375	(404)

Mortgage banking:
Interest rate contracts:
Interest rate lock commitments		1,828		8	(4)	1,566		20	―
When issued securities, forward rate agreements and forward
	commitments	2,725		9	(5)	2,623		3	(25)
Other		677		4	―	916		7	―
Total		5,230		21	(9)	5,105		30	(25)

MSRs:
Interest rate contracts:
Receive fixed swaps		2,343		79	(7)	4,119		215	(1)
Pay fixed swaps		2,329		4	(56)	4,362		1	(124)
Option trades		7,765		184	(24)	9,350		229	(36)
When issued securities, forward rate agreements and forward
	commitments	2,682		―	(5)	3,731		3	―
Total		15,119		267	(92)	21,562		448	(161)
	Total derivatives not designated as hedges	44,682		641	(481)	50,622		853	(590)
Total derivatives		$67,525		970	(792)	$72,321		1,122	(1,013)

Gross amounts not offset in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements not offset due to policy election				(391)	391			(629)	629
Cash collateral (received) posted				(283)	368			(190)	342
Net amount				$296	$(33)			$303	$(42)

TableofContents

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

The Effect of Derivative Instruments on the Consolidated Statements of Income
Year Ended December 31,

	Effective Portion
	Pre-tax Gain (Loss)			Location of	Pre-tax Gain (Loss) Reclassified
	Recognized in OCI			Amounts Reclassified	from AOCI into Income
	2015	2014	2013	from AOCI into Income	2015	2014	2013

	(Dollars in millions)
Cash Flow Hedges:
Interest rate contracts	$(130)	$(172)	$204	Total interest income	$ ―	$ ―	$ ―
				Total interest expense	(83)	(82)	(77)
					$(83)	$(82)	$(77)

					Pre-tax Gain (Loss)
				Location of Amounts	Recognized in Income
				Recognized in Income	2015	2014	2013

					(Dollars in millions)
Fair Value Hedges:
Interest rate contracts				Total interest income	$(20)	$(22)	$(21)
				Total interest expense	279	233	141
					$259	$211	$120
Not Designated as Hedges:
Client-related and other risk management:
Interest rate contracts				Other income	$27	$18	$26
Foreign exchange contracts				Other income	21	16	11
Mortgage Banking:
Interest rate contracts				Mortgage banking income	7	(16)	(27)
MSRs:
Interest rate contracts				Mortgage banking income	32	251	(197)
					$87	$269	$(187)

TableofContents

The following table provides a summary of derivative strategies and the related accounting treatment:

	Cash Flow Hedges	Fair Value Hedges	Derivatives Not Designated as Hedges

Risk exposure	Variability in cash flows of interest payments on floating rate business loans, overnight funding and various LIBOR funding instruments.	Losses in value on fixed rate long-term debt, CDs, FHLB advances, loans and state and political subdivision securities due to changes in interest rates.	Risk associated with an asset or liability, including mortgage banking operations and MSRs, or for client needs. Includes exposure to changes in market rates and conditions subsequent to the interest rate lock and funding date for mortgage loans originated for sale.

Risk management objective	Hedge the variability in the interest payments and receipts on future cash flows for forecasted transactions related to the first unhedged payments and receipts of variable interest.	Convert the fixed rate paid or received to a floating rate, primarily through the use of swaps.	For interest rate lock commitment derivatives and LHFS, use mortgage-based derivatives such as forward commitments and options to mitigate market risk. For MSRs, mitigate the income statement effect of changes in the fair value of the MSRs.

Treatment for portion that is highly effective	Recognized in AOCI until the related cash flows from the hedged item are recognized in earnings.	Recognized in current period income along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged.	Entire change in fair value recognized in current period income.

Treatment for portion that is ineffective	Recognized in current period income.	Recognized in current period income.	Not applicable

Treatment if hedge ceases to be highly effective or is terminated	Hedge is dedesignated. Effective changes in value that are recorded in AOCI before dedesignation are amortized to yield over the period the forecasted hedged transactions impact earnings.	If hedged item remains outstanding, termination proceeds are included in cash flows from financing activities and effective changes in value are reflected as part of the carrying value of the financial instrument and amortized to earnings over its estimated remaining life.	Not applicable

Treatment if transaction is no longer probable of occurring during forecast period or within a short period thereafter	Hedge accounting is ceased and any gain or loss in AOCI is reported in earnings immediately.	Not applicable	Not applicable

TableofContents

The following table presents information about BB&T's cash flow and fair value hedges:

	December 31,
	2015		2014

	(Dollars in millions)
Cash flow hedges:
Net unrecognized after-tax loss on active hedges recorded in AOCI	$(134)		$(181)
Net unrecognized after-tax gain on terminated hedges recorded in AOCI
(to be recognized in earnings through 2022)	50		127
Estimated portion of net after-tax loss on active and terminated hedges
to be reclassified from AOCI into earnings during the next 12 months	(7)		(51)
Maximum time period over which BB&T has hedged a portion of the variability
in future cash flows for forecasted transactions excluding those transactions relating to the payment of variable interest on existing instruments	7	yrs	8	yrs

Fair value hedges:
Unrecognized pre-tax net gain on terminated hedges (to be recognized
as interest primarily through 2019)	$138		$227
Portion of pre-tax net gain on terminated hedges to be recognized as a change
in interest during the next 12 months	57		88

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

	December 31,
	2015	2014

	(Dollars in millions)
Dealer Counterparties:
Cash collateral received from dealer counterparties	$283	$191
Derivatives in a net gain position secured by that collateral	301	201
Unsecured positions in a net gain with dealer counterparties after collateral postings	18	10

Cash collateral posted to dealer counterparties	156	227
Derivatives in a net loss position secured by that collateral	161	231
Additional collateral that would have been posted had BB&T's credit ratings
dropped below investment grade	6	3

Central Clearing Parties:
Cash collateral, including initial margin, posted to central clearing parties	223	114
Derivatives in a net loss position secured by that collateral	227	129
Securities pledged to central clearing parties	207	116

TableofContents

NOTE 19. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

	Year Ended December 31,
	2015	2014	2013

	(Dollars in millions, except per share data,
	shares in thousands)
Net income available to common shareholders	$1,936	$1,983	$1,563

Weighted average number of common shares	748,010	718,140	703,042
Effect of dilutive outstanding equity-based awards	9,755	10,232	11,321
Weighted average number of diluted common shares	757,765	728,372	714,363

Basic EPS	$2.59	$2.76	$2.22

Diluted EPS	$2.56	$2.72	$2.19

Anti-dilutive equity-based awards	8,620	14,333	28,456

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

The management accounting process uses various estimates and allocation methodologies to measure the performance of the operating segments. To determine financial performance for each segment, BB&T allocates capital, funding charges and credits, provisions for loan and lease losses, certain noninterest expenses and income tax provisions to each segment, as applicable. To promote revenue growth, certain revenues are reflected in noninterest income in the individual segment results and also allocated to Community Banking and Financial Services. These allocated revenues are reflected in intersegment net referral fees and eliminated in Other, Treasury and Corporate. Additionally certain client groups of Community Banking have also been identified as clients of other BUs within the business segments. Periodically, existing clients within the Community Banking segment may be identified and assigned as wealth and private banking clients. At the time of identification, these clients’ loan and deposit balances are reported in the Financial Services segment from the time of assignment forward. The net interest income and associated net FTP associated with these customers’ loans and deposits is accounted for in Community Banking in the respective line categories of net interest income (expense) and net intersegment interest income (expense). For Commercial Finance and the Wealth Division, NIM and net intersegment interest income have been combined in the net intersegment interest income (expense) line with an appropriate offsetting amount to the Other, Treasury and Corporate line item to ensure consolidated totals reflect the Company’s total NIM for loans and deposits. Allocation methodologies are subject to periodic adjustment as the internal management accounting system is revised and business or product lines within the segments change. Also, because the development and application of these methodologies is a dynamic process, the financial results presented may be periodically revised.

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

TableofContents

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

Specialized Lending

Specialized Lending consists of BUs and subsidiaries that provide specialty finance products to consumers and businesses. The BUs include Commercial Finance and Governmental Finance. Commercial Finance structures and manages asset-based working capital financing, supply chain financing, export-import finance, accounts receivable management and credit enhancement. Commercial Finance also contains the Mortgage Warehouse Lending business, which provides short-term lending solutions to finance first-lien residential mortgage LHFS by independent mortgage companies. Governmental Finance provides tax-exempt financing to meet the capital project needs of local governments. Operating subsidiaries include BB&T Equipment Finance, which provides equipment leasing largely within BB&T’s banking footprint; Sheffield Financial, a dealer-based financer of equipment for both small businesses and consumers; Prime Rate Premium Finance Corporation, which includes AFCO and CAFO, insurance premium finance BUs that provide funding to businesses in the United States and Canada and to consumers in certain markets within BB&T’s banking footprint; and Grandbridge, a full-service commercial mortgage banking lender providing loans on a national basis. Lendmark Financial Services, a direct consumer finance lending company, was sold during 2013. Branch Bank clients as well as nonbank clients within and outside BB&T’s primary geographic market area are served by these LOBs. The Community Banking segment receives credit for referrals to these LOBs with the corresponding charge retained as part of Other, Treasury and Corporate in the accompanying tables.

TableofContents

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

Financial Services includes a group of consolidated SBIC private equity and mezzanine investment funds that invest in privately owned middle-market operating companies to facilitate growth or ownership transition. Financial Services also includes the Corporate Banking Division that originates and services large corporate relationships, syndicated lending relationships and client derivatives. Community Banking receives an interoffice credit for referral fees, with the corresponding charge reflected as part of Other, Treasury and Corporate in the accompanying tables. Also captured within the net intersegment interest income for Financial Services is the NIM for the loans and deposits assigned to the Wealth Management Division that are housed in the Community Bank.

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

The loan portfolio acquired in the Colonial acquisition is managed outside of the Community Banking segment. The assets and related interest income from this loan portfolio have an expected finite business life and are therefore included in the Other, Treasury and Corporate segment. The investment balances and results related to affordable housing investments are also included in this segment. Performance results of bank acquisitions prior to system conversion are typically reported in this segment and on a post-conversion date are reported in the Community Banking segment.

Segment Asset Transfer

During January 2014, approximately $8.3 billion of home equity loans and lines were transferred from Community Banking to Residential Mortgage Banking based on a change in how these loans are managed as a result of qualified mortgage regulations. The following tables have been retrospectively adjusted for the loan transfer.

Segment Realignment

During the first quarter of 2016, the asset-based lending group within the Specialized Lending segment was moved to Community Banking, and the supply-chain lending responsibility was moved from the Specialized Lending segment to the Financial Services segment. The following tables present segment results prior to the realignment and subsequent to the realignment.

TableofContents

BB&T Corporation
Reportable Segments - Before Realignment
Year Ended December 31

	Community Banking			Residential Mortgage Banking			Dealer Financial Services			Specialized Lending
	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013

	(Dollars in millions)
Net interest income (expense)	$1,801	$1,726	$1,712	$1,357	$1,482	$1,584	$881	$835	$834	$651	$578	$678
Net intersegment interest income (expense)	1,272	1,188	1,336	(905)	(984)	(999)	(153)	(160)	(158)	(186)	(146)	(126)
Segment net interest income	3,073	2,914	3,048	452	498	585	728	675	676	465	432	552

Allocated provision for loan and lease losses	67	123	279	9	(107)	12	254	237	214	48	39	85
Noninterest income	1,166	1,184	1,180	355	310	481	7	2	5	271	232	222
Intersegment net referral fees (expense)	135	120	178	2	2	2	―	―	―	―	―	―
Noninterest expense	1,517	1,428	1,573	314	498	357	151	114	106	256	211	245
Amortization of intangibles	23	29	36	―	―	―	―	―	―	5	5	5
Allocated corporate expenses	1,225	1,204	1,123	93	91	81	39	31	31	64	63	70
Income (loss) before income taxes	1,542	1,434	1,395	393	328	618	291	295	330	363	346	369
Provision (benefit) for income taxes	564	524	511	149	124	235	111	112	126	95	89	96
Segment net income (loss)	$978	$910	$884	$244	$204	$383	$180	$183	$204	$268	$257	$273

Identifiable segment assets (period end)	$68,245	$55,495	$55,667	$33,407	$34,463	$36,083	$15,130	$12,821	$11,525	$20,732	$18,218	$16,564

	Insurance Services			Financial Services			Other, Treasury and Corporate (1)			Total BB&T Corporation
	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013

	(Dollars in millions)
Net interest income (expense)	$2	$2	$3	$213	$183	$166	$687	$568	$639	$5,592	$5,374	$5,616
Net intersegment interest income (expense)	7	6	6	313	263	282	(348)	(167)	(341)	―	―	―
Segment net interest income	9	8	9	526	446	448	339	401	298	5,592	5,374	5,616

Allocated provision for loan and lease losses	―	―	―	65	25	18	(15)	(66)	(16)	428	251	592
Noninterest income	1,608	1,663	1,535	847	779	757	(235)	(314)	(144)	4,019	3,856	4,036
Intersegment net referral fees (expense)	―	―	―	22	15	16	(159)	(137)	(196)	―	―	―
Noninterest expense	1,191	1,189	1,135	680	634	604	2,052	1,687	1,651	6,161	5,761	5,671
Amortization of intangibles	47	53	61	3	2	3	27	2	1	105	91	106
Allocated corporate expenses	99	86	64	135	127	108	(1,655)	(1,602)	(1,477)	―	―	―
Income (loss) before income taxes	280	343	284	512	452	488	(464)	(71)	(201)	2,917	3,127	3,283
Provision (benefit) for income taxes	98	110	97	193	170	183	(416)	(208)	305	794	921	1,553
Segment net income (loss)	$182	$233	$187	$319	$282	$305	$(48)	$137	$(506)	$2,123	$2,206	$1,730

Identifiable segment assets (period end)	$2,804	$2,965	$2,990	$16,374	$12,849	$10,001	$53,255	$50,023	$50,213	$209,947	$186,834	$183,043

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

TableofContents

BB&T Corporation
Reportable Segments - After Realignment
Year Ended December 31

	Community Banking			Residential Mortgage Banking			Dealer Financial Services			Specialized Lending
	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013

	(Dollars in millions)
Net interest income (expense)	$1,801	$1,726	$1,712	$1,357	$1,482	$1,584	$881	$835	$834	$648	$575	$676
Net intersegment interest income (expense)	1,272	1,188	1,336	(905)	(984)	(999)	(153)	(160)	(158)	(236)	(205)	(140)
Segment net interest income	3,073	2,914	3,048	452	498	585	728	675	676	412	370	536

Allocated provision for loan and lease losses	67	123	279	9	(107)	12	254	237	214	43	36	83
Noninterest income	1,166	1,184	1,180	355	310	481	7	2	5	260	222	222
Intersegment net referral fees (expense)	135	120	178	2	2	2	―	―	―	―	―	―
Noninterest expense	1,517	1,428	1,573	321	498	357	151	114	106	254	210	243
Amortization of intangibles	23	29	36	―	―	―	―	―	―	4	5	5
Allocated corporate expenses	1,225	1,204	1,123	93	91	81	39	31	31	63	62	69
Income (loss) before income taxes	1,542	1,434	1,395	386	328	618	291	295	330	308	279	358
Provision (benefit) for income taxes	564	524	511	146	124	235	111	112	126	74	64	92
Segment net income (loss)	$978	$910	$884	$240	$204	$383	$180	$183	$204	$234	$215	$266

Identifiable segment assets (period end)	$68,245	$55,495	$55,667	$33,407	$34,463	$36,083	$15,130	$12,821	$11,525	$18,222	$15,641	$15,993

	Insurance Services			Financial Services			Other, Treasury and Corporate (1)			Total BB&T Corporation
	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013

	(Dollars in millions)
Net interest income (expense)	$2	$2	$3	$217	$187	$169	$686	$567	$638	$5,592	$5,374	$5,616
Net intersegment interest income (expense)	7	6	6	312	262	295	(297)	(107)	(340)	―	―	―
Segment net interest income	9	8	9	529	449	464	389	460	298	5,592	5,374	5,616

Allocated provision for loan and lease losses	―	―	―	65	26	20	(10)	(64)	(16)	428	251	592
Noninterest income	1,608	1,663	1,535	847	779	757	(224)	(304)	(144)	4,019	3,856	4,036
Intersegment net referral fees (expense)	―	―	―	22	15	16	(159)	(137)	(196)	―	―	―
Noninterest expense	1,191	1,189	1,135	682	635	606	2,045	1,687	1,651	6,161	5,761	5,671
Amortization of intangibles	47	53	61	3	2	3	28	2	1	105	91	106
Allocated corporate expenses	99	86	64	136	127	109	(1,655)	(1,601)	(1,477)	―	―	―
Income (loss) before income taxes	280	343	284	512	453	499	(402)	(5)	(201)	2,917	3,127	3,283
Provision (benefit) for income taxes	98	110	97	193	170	187	(392)	(183)	305	794	921	1,553
Segment net income (loss)	$182	$233	$187	$319	$283	$312	$(10)	$178	$(506)	$2,123	$2,206	$1,730

Identifiable segment assets (period end)	$2,804	$2,965	$2,990	$16,429	$12,887	$10,572	$55,710	$52,562	$50,213	$209,947	$186,834	$183,043

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

TableofContents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 25, 2016:

BB&T Corporation
(Registrant)

/s/ Kelly S. King
Kelly S. King
Chairman and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 25, 2016:

/s/ Kelly S. King
Kelly S. King
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Daryl N. Bible
Daryl N. Bible
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Cynthia B. Powell
Cynthia B. Powell
Executive Vice President and
Corporate Controller
(Principal Accounting Officer)

TableofContents

A Majority of the Directors of the Registrant are included:

/s/ Kelly S. King	/s/ Christine Sears

Kelly S. King	Christine Sears
Chairman and Chief Executive Officer	Director

/s/ Jennifer S. Banner	/s/ Thomas E. Skains

Jennifer S. Banner	Thomas E. Skains
Director	Director

/s/ K. David Boyer, Jr.	/s/ Thomas N. Thompson

K. David Boyer, Jr.	Thomas N. Thompson
Director	Director

/s/ Anna R. Cablik	/s/ Edwin H. Welch, Ph.D.

Anna R. Cablik	Edwin H. Welch, Ph.D.
Director	Director

/s/ James A. Faulkner	/s/ Stephen T. Williams

James A. Faulkner	Stephen T. Williams
Director	Director

/s/ I. Patricia Henry

I. Patricia Henry
Director

/s/ Eric C. Kendrick

Eric C. Kendrick
Director

/s/ Dr. Louis B. Lynn

Dr. Louis B. Lynn
Director

/s/ Edward C. Milligan

Edward C. Milligan
Director

/s/ Charles A. Patton

Charles A. Patton
Director

/s/ Nido R. Qubein

Nido R. Qubein
Director

/s/ William J. Reuter

William J. Reuter
Director

/s/ Tollie W. Rich, Jr.

Tollie W. Rich, Jr.
Director

TableofContents

EXHIBIT INDEX

Exhibit No.	Description	Location
2.1	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Colonial Bank, Montgomery, Alabama, the Federal Deposit Insurance Corporation and Branch Banking and Trust Company, dated as of August 14, 2009.	Incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed August 17, 2009.
2.2	Agreement and Plan of Merger, dated as of November 11, 2014, by and between BB&T Corporation and Susquehanna Bancshares, Inc.	Incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed November 17, 2014.
2.3	Agreement and Plan of Merger, dated as of August 17, 2015, by and between BB&T Corporation and National Penn Bancshares, Inc.	Incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed August 20, 2015.
3(i)	Articles of Incorporation of the Registrant, as amended and restated April 30, 2014.	Incorporated herein by reference to Exhibit 3(i) of the Current Report on Form 8-K, filed May 2, 2014.
3(ii)	Bylaws of the Registrant, as amended and restated January 27, 2015.	Incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed January 28, 2015.
4.1	Indenture Regarding Senior Securities (including form of Senior Debt Security) between Registrant and U.S. Bank National Association (as successor in interest to State Street Bank and Trust Company), as trustee, dated as of May 24, 1996.	Incorporated herein by reference to Exhibit 4(c) of Form S-3 Registration Statement No. 333-02899.
4.2	First Supplemental Indenture, dated May 4, 2009, to the Indenture Regarding Senior Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed May 4, 2009.
4.3	Indenture Regarding Subordinated Securities (including Form of Subordinated Debt Security) between the Registrant and U.S. Bank National Association (as successor in interest to State Street Bank and Trust Company), as trustee, dated as of May 24, 1996.	Incorporated herein by reference to Exhibit 4(d) of Form S-3 Registration Statement No. 333-02899.
4.4	First Supplemental Indenture, dated as of December 23, 2003, to the Indenture Regarding Subordinated Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.5 of the Annual Report on Form 10-K, filed February 27, 2009.
4.5	Second Supplemental Indenture, dated as of September 24, 2004, to the Indenture Regarding Subordinated Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.7 of the Annual Report on Form 10-K, filed February 26, 2010.
4.6	Third Supplemental Indenture, dated May 4, 2009, to the Indenture Regarding Subordinated Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.6 of the Current Report on Form 8-K, filed May 4, 2009.
10.1*	BB&T Corporation Amended and Restated Non-Employee Directors’ Deferred Compensation and Stock Option Plan (amended and restated January 1, 2005).	Incorporated herein by reference to Exhibit 10.1 of the Annual Report on Form 10-K, filed February 28, 2008.

TableofContents

Exhibit No.	Description	Location

10.2*	BB&T Corporation Amended and Restated 2004 Stock Incentive Plan, as amended (as amended through February 24, 2009).	Incorporated herein by reference to the Appendix to the Proxy Statement for the 2009 Annual Meeting of Shareholders on Schedule 14A, filed March 13, 2009.
10.3*	BB&T Corporation 2012 Incentive Plan	Incorporated herein by reference to the Appendix to the Proxy Statement for the 2012 Annual Meeting of Shareholders on Schedule 14A, filed March 12, 2012.
10.4*	Form of Restricted Stock Unit Agreement (Non-Employee Directors) for the BB&T 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed April 27, 2015.
10.5*	Form of Non-Employee Director Restricted Stock Unit Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting).	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed May 7, 2010.
10.6*	Form of Non-Employee Director Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (5-Year Vesting).	Incorporated herein by reference to Exhibit 10.7 of the Annual Report on Form 10-K, filed February 28, 2008.
10.7*	Form of Non-Employee Director Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting).	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed May 7, 2010.
10.8*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (5-Year Vesting).	Incorporated herein by reference to Exhibit 10.8 of the Annual Report on Form 10-K, filed February 28, 2008.
10.9*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting).	Incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q, filed May 7, 2010.
10.10*	Southern National Deferred Compensation Plan for Key Executives including amendments.	Incorporated herein by reference to Exhibit 10.21 of the Annual Report on Form 10-K, filed February 25, 2011.
10.11*†	BB&T Non-Qualified Defined Benefit Plan (January 1, 2012 Restatement).	Filed herewith.
10.12*†	First Amendment to the BB&T Non-Qualified Defined Benefit Plan (January 1, 2012 Restatement).	Filed herewith.
10.13*†	Second Amendment to the BB&T Non-Qualified Defined Benefit Plan (January 1, 2012 Restatement).	Filed herewith.
10.14*†	BB&T Non-Qualified Defined Contribution Plan (January 1, 2012 Restatement).	Filed herewith.
10.15*†	BB&T Corporation Non-Qualified Deferred Compensation Trust (Amended and Restated Effective January 1, 2012).	Filed herewith.

TableofContents

Exhibit No.	Description	Location
10.16*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting with Clawback Provision).	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 4, 2012.
10.17*	Form of Employee Restricted Stock Unit Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting with Clawback Provision).	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed May 4, 2012.
10.18*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 2, 2013.
10.19*	Form of Nonqualified Option Agreement (Senior Executive) for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q, filed April 30, 2014.
10.20*	Form of Employee Restricted Stock Unit Agreement for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed August 7, 2012.
10.21*	Form of Director Restricted Stock Unit Agreement for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed May 2, 2013.
10.22*	Form of Restricted Stock Unit Agreement (Performance-Based Vesting Component) for Executive Officers under the BB&T Corporation 2012 Incentive Plan (2013 grants).	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed May 2, 2013.
10.23*	Form of Restricted Stock Unit Agreement (Performance-Based Vesting Component)(Senior Executive) for the BB&T Corporation 2012 Incentive Plan (2014 grants).	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed April 30, 2014.
10.24*	Form of Restricted Stock Unit Agreement (Tier 2 Employee) for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed April 30, 2014.
10.25*	Form of LTIP Award Agreement for Executive Officers under the BB&T Corporation 2012 Incentive Plan (2013 – 2015 performance period).	Incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q, filed May 2, 2013.
10.26*	Form of LTIP Award Agreement for Executive Officers under the BB&T Corporation 2012 Incentive Plan (2014 – 2016 performance period).	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed April 30, 2014.
10.27*	Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Kelly S. King dated as of December 19, 2012.	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed December 19, 2012.
10.28*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Christopher L. Henson.	Incorporated herein by reference to Exhibit 10.21 of the Annual Report on Form 10-K, filed February 27, 2009.

TableofContents

Exhibit No.	Description	Location
10.29*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Daryl N. Bible.	Incorporated herein by reference to Exhibit 10.22 of the Annual Report on Form 10-K, filed February 27, 2009.
10.30*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Ricky K. Brown.	Incorporated herein by reference to Exhibit 10.23 of the Annual Report on Form 10-K, filed February 27, 2009.
10.31*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Barbara F. Duck.	Incorporated herein by reference to Exhibit 10.24 of the Annual Report on Form 10-K, filed February 27, 2009.
10.32*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Donna C. Goodrich.	Incorporated herein by reference to Exhibit 10.25 of the Annual Report on Form 10-K, filed February 27, 2009.
10.33*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Clarke R. Starnes, III.	Incorporated herein by reference to Exhibit 10.27 of the Annual Report on Form 10-K, filed February 27, 2009.
10.34*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Steven B. Wiggs.	Incorporated herein by reference to Exhibit 10.28 of the Annual Report on Form 10-K, filed February 27, 2009.
10.35*	2012 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Cynthia A. Williams.	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed November 2, 2012.
10.36*	2012 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and William R. Yates.	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed November 2, 2012.
10.37*	2014 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Company and Robert J. Johnson, Jr.	Incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q, filed April 30, 2014.
10.38*	2016 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Company and W. Bennett Bradley.	Filed herewith.
10.39*	2016 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Company and David H. Weaver.	Filed herewith.
10.40*	Merger Completion Incentive Program - Summary	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed July 30, 2015.
11	Statement re computation of earnings per share.	Filed herewith as Note 19 to the consolidated financial statements.
12†	Statement re computation of ratios.	Filed herewith.
21†	Subsidiaries of the Registrant.	Filed herewith.

TableofContents

Exhibit No.	Description	Location
23†	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.
101.INS	XBRL Instance Document.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.

*	Management compensatory plan or arrangement.
†	Exhibit filed with the SEC and available upon request.

