Form 10-Q
period 2016-03-31
BB&T CORP
filed 2016-04-29
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2016
Commission file number: 1-10853

BB&T CORPORATION
(Exact name of registrant as specified in its charter)

North Carolina	56-0939887
(State of Incorporation)	(I.R.S. Employer Identification No.)

200 West Second Street Winston-Salem, North Carolina	27101
(Address of Principal Executive Offices)	(Zip Code)
(336) 733-2000
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]   No  [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  [X]   No  [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	X		Accelerated filer

Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]   No  [X]

At March 31, 2016, 782,378,996 shares of the Registrant's common stock, $5 par value, were outstanding.

Glossary of Defined Terms
The following terms may be used throughout this Report, including the consolidated financial statements and related notes.

Term	Definition
2015 Repurchase Plan	Plan for the repurchase of up to 50 million shares of BB&T's common stock
ACL	Allowance for credit losses
Acquired from FDIC	Assets of Colonial Bank acquired from the Federal Deposit Insurance Corporation during 2009, which are currently covered or were formerly covered under loss sharing agreements
AFS	Available-for-sale
Agency MBS	Mortgage-backed securities issued by a U.S. government agency or GSE
ALLL	Allowance for loan and lease losses
American Coastal	American Coastal Insurance Company
AOCI	Accumulated other comprehensive income (loss)
Basel III	Global regulatory standards on bank capital adequacy and liquidity published by the BCBS
BB&T	BB&T Corporation and subsidiaries
BCBS	Basel Committee on Bank Supervision
BHC	Bank holding company
BHCA	Bank Holding Company Act of 1956, as amended
Branch Bank	Branch Banking and Trust Company
BU	Business Unit
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CDI	Core deposit intangible assets
CFPB	Consumer Financial Protection Bureau
CEO	Chief Executive Officer
CRO	Chief Risk Officer
CMO	Collateralized mortgage obligation
Colonial	Collectively, certain assets and liabilities of Colonial Bank acquired by BB&T in 2009
Company	BB&T Corporation and subsidiaries (interchangeable with "BB&T" above)
CRA	Community Reinvestment Act of 1977
CRE	Commercial real estate
CRMC	Credit Risk Management Committee
CROC	Compliance Risk Oversight Committee
DIF	Deposit Insurance Fund administered by the FDIC
Directors' Plan	Non-Employee Directors' Stock Option Plan
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EITSC	Enterprise IT Steering Committee
EPS	Earnings per common share
ERP	Enterprise resource planning
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FATCA	Foreign Account Tax Compliance Act
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHC	Financial Holding Company
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FINRA	Financial Industry Regulatory Authority
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
FTE	Fully taxable-equivalent
FTP	Funds transfer pricing
GAAP	Accounting principles generally accepted in the United States of America
GNMA	Government National Mortgage Association
Grandbridge	Grandbridge Real Estate Capital, LLC
GSE	U.S. government-sponsored enterprise
HFI	Held for investment

Term	Definition
HMDA	Home Mortgage Disclosure Act
HTM	Held-to-maturity
HUD-OIG	Office of Inspector General, U.S. Department of Housing and Urban Development
IDI	Insured depository institution
IMLAFA	International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001
IPV	Independent price verification
IRC	Internal Revenue Code
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association, Inc.
LCR	Liquidity Coverage Ratio
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
MBS	Mortgage-backed securities
MRLCC	Market Risk, Liquidity and Capital Committee
MSR	Mortgage servicing right
MSRB	Municipal Securities Rulemaking Board
NIM	Net interest margin
NPA	Nonperforming asset
NPL	Nonperforming loan
NSFR	Net stable funding ratio
NYSE	NYSE Euronext, Inc.
OAS	Option adjusted spread
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
ORMC	Operational Risk Management Committee
OTTI	Other-than-temporary impairment
Parent Company	BB&T Corporation, the parent company of Branch Bank and other subsidiaries
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCI	Purchased credit impaired loans as well as assets of Colonial Bank acquired from the FDIC during 2009, which are currently covered or were formerly covered under loss sharing agreements
Peer Group	Financial holding companies included in the industry peer group index
RMC	Risk Management Committee
RMO	Risk Management Organization
RSU	Restricted stock unit
RUFC	Reserve for unfunded lending commitments
SBIC	Small Business Investment Company
SCAP	Supervisory Capital Assessment Program
SEC	Securities and Exchange Commission
Short-Term Borrowings	Federal funds purchased, securities sold under repurchase agreements and other short-term borrowed funds with original maturities of less than one year
Simulation	Interest sensitivity simulation analysis
Susquehanna	Susquehanna Bancshares, Inc., acquired by BB&T effective August 1, 2015
TBA	To be announced
TDR	Troubled debt restructuring
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
UPB	Unpaid principal balance
VA	U.S. Department of Veterans Affairs
VaR	Value-at-risk
VIE	Variable interest entity

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share data, shares in thousands)

	March 31,	December 31,
	2016	2015
Assets
Cash and due from banks	$1,825	$2,123
Interest-bearing deposits with banks	786	1,435
Federal funds sold and securities purchased under resale agreements or similar arrangements	167	153
Restricted cash	666	456
AFS securities at fair value	27,129	25,297
HTM securities (fair value of $19,621 and $18,519 at March 31, 2016 and December 31, 2015, respectively)	19,351	18,530
LHFS at fair value	1,575	1,035
Loans and leases	135,096	135,951
ALLL	(1,488)	(1,460)
Loans and leases, net of ALLL	133,608	134,491

Premises and equipment	2,001	2,007
Goodwill	8,559	8,548
CDI and other intangible assets	656	686
MSRs at fair value	860	880
Other assets	15,222	14,306
Total assets	$212,405	$209,947

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing deposits	$47,258	$45,695
Interest-bearing deposits	103,242	103,429
Total deposits	150,500	149,124

Short-term borrowings	4,130	3,593
Long-term debt	22,823	23,769
Accounts payable and other liabilities	6,713	6,121
Total liabilities	184,166	182,607

Commitments and contingencies (Note 13)
Shareholders' equity:
Preferred stock, $5 par, liquidation preference of $25,000 per share	3,054	2,603
Common stock, $5 par	3,912	3,902
Additional paid-in capital	8,360	8,365
Retained earnings	13,791	13,464
AOCI, net of deferred income taxes	(917)	(1,028)
Noncontrolling interests	39	34
Total shareholders' equity	28,239	27,340
Total liabilities and shareholders' equity	$212,405	$209,947

Common shares outstanding	782,379	780,337
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	126	107
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in millions, except per share data, shares in thousands)

	Three Months Ended
	March 31,
	2016	2015
Interest Income
Interest and fees on loans and leases	$1,442	$1,237
Interest and dividends on securities	255	240
Interest on other earning assets	24	16
Total interest income	1,721	1,493
Interest Expense
Interest on deposits	64	55
Interest on short-term borrowings	2	1
Interest on long-term debt	126	125
Total interest expense	192	181
Net Interest Income	1,529	1,312
Provision for credit losses	184	99
Net Interest Income After Provision for Credit Losses	1,345	1,213
Noninterest Income
Insurance income	419	440
Service charges on deposits	154	145
Mortgage banking income	91	110
Investment banking and brokerage fees and commissions	97	94
Trust and investment advisory revenues	62	56
Bankcard fees and merchant discounts	56	50
Checkcard fees	45	39
Operating lease income	34	29
Income from bank-owned life insurance	31	30
FDIC loss share income, net	(60)	(79)
Other income	42	83
Securities gains (losses), net
Gross realized gains	45	—
Gross realized losses	—	—
OTTI charges	—	—
Non-credit portion recognized in OCI	—	—
Total securities gains (losses), net	45	—
Total noninterest income	1,016	997
Noninterest Expense
Personnel expense	915	830
Occupancy and equipment expense	191	167
Software expense	51	44
Loan-related expense	32	38
Outside IT services	41	30
Professional services	22	24
Amortization of intangibles	32	21
Regulatory charges	30	23
Foreclosed property expense	11	13
Merger-related and restructuring charges, net	23	13
Loss on early extinguishment of debt	(1)	—
Other expense	198	219
Total noninterest expense	1,545	1,422
Earnings
Income before income taxes	816	788
Provision for income taxes	246	241
Net income	570	547
Noncontrolling interests	6	22
Dividends on preferred stock	37	37
Net income available to common shareholders	$527	$488
Basic EPS	$0.67	$0.68
Diluted EPS	$0.67	$0.67
Cash dividends declared per share	$0.27	$0.24
Basic weighted average shares outstanding	781,193	721,639
Diluted weighted average shares outstanding	790,176	731,511

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended
	March 31,
	2016	2015
Net Income	$570	$547
OCI, net of tax:
Change in unrecognized net pension and postretirement costs	11	9
Change in unrealized net gains (losses) on cash flow hedges	(115)	(54)
Change in unrealized net gains (losses) on AFS securities	197	57
Net change in FDIC's share of unrealized gains/losses on AFS securities	15	10
Other, net	3	(4)
Total OCI	111	18
Total comprehensive income	$681	$565

Income Tax Effect of Items Included in OCI:
Change in unrecognized net pension and postretirement costs	$7	$6
Change in unrealized net gains (losses) on cash flow hedges	(68)	(32)
Change in unrealized net gains (losses) on AFS securities	118	34
Net change in FDIC's share of unrealized gains/losses on AFS securities	8	5
Other, net	—	—

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
Three Months Ended March 31, 2016 and 2015
(Dollars in millions, shares in thousands)

	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	AOCI	Noncontrolling Interests	Total Shareholders' Equity
Balance, January 1, 2015	720,698	$2,603	$3,603	$6,517	$12,317	$(751)	$88	$24,377
Add (Deduct):
Net income	—	—	—	—	525	—	22	547
Net change in AOCI	—	—	—	—	—	18	—	18
Stock transactions:
Issued in connection with equity awards	3,369	—	18	13	—	—	—	31
Shares repurchased in connection with equity awards	(908)	—	(5)	(30)	—	—	—	(35)
Excess tax benefits in connection with equity awards	—	—	—	1	—	—	—	1
Cash dividends declared on common stock	—	—	—	—	(173)	—	—	(173)
Cash dividends declared on preferred stock	—	—	—	—	(37)	—	—	(37)
Equity-based compensation expense	—	—	—	23	—	—	—	23
Other, net	—	—	—	—	—	—	(14)	(14)
Balance, March 31, 2015	723,159	$2,603	$3,616	$6,524	$12,632	$(733)	$96	$24,738

Balance, January 1, 2016	780,337	$2,603	$3,902	$8,365	$13,464	$(1,028)	$34	$27,340
Add (Deduct):
Net income	—	—	—	—	564	—	6	570
Net change in AOCI	—	—	—	—	—	111	—	111
Stock transactions:
Issued in connection with equity awards	2,970	—	15	(1)	—	—	—	14
Shares repurchased in connection with equity awards	(928)	—	(5)	(27)	—	—	—	(32)
Issued in connection with preferred stock offerings	—	451	—	—	—	—	—	451
Cash dividends declared on common stock	—	—	—	—	(211)	—	—	(211)
Cash dividends declared on preferred stock	—	—	—	—	(37)	—	—	(37)
Equity-based compensation expense	—	—	—	27	—	—	—	27
Other, net	—	—	—	(4)	11	—	(1)	6
Balance, March 31, 2016	782,379	$3,054	$3,912	$8,360	$13,791	$(917)	$39	$28,239

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Three Months Ended
	March 31,
	2016	2015
Cash Flows From Operating Activities:
Net income	$570	$547
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	184	99
Depreciation	95	86
Amortization of intangibles	32	21
Equity-based compensation expense	27	23
(Gain) loss on securities, net	(45)	—
Net change in operating assets and liabilities:
LHFS	(540)	(698)
Trading securities	(307)	(391)
Other assets	(481)	(307)
Accounts payable and other liabilities	249	(44)
Other, net	86	71
Net cash from operating activities	(130)	(593)

Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	2,329	71
Proceeds from maturities, calls and paydowns of AFS securities	1,077	1,126
Purchases of AFS securities	(4,812)	(1,856)
Proceeds from maturities, calls and paydowns of HTM securities	1,063	696
Purchases of HTM securities	(1,891)	(866)
Originations and purchases of loans and leases, net of principal collected	525	(250)
Net cash received (paid) for acquisitions and divestitures	—	1,916
Other, net	(72)	(44)
Net cash from investing activities	(1,781)	793

Cash Flows From Financing Activities:
Net change in deposits	1,383	281
Net change in short-term borrowings	537	(587)
Repayment of long-term debt	(1,137)	(2)
Net proceeds from preferred stock issued	451	—
Cash dividends paid on common stock	(211)	(173)
Cash dividends paid on preferred stock	(37)	(37)
Other, net	(8)	(8)
Net cash from financing activities	978	(526)
Net Change in Cash and Cash Equivalents	(933)	(326)
Cash and Cash Equivalents at Beginning of Period	3,711	2,325
Cash and Cash Equivalents at End of Period	$2,778	$1,999

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$189	$144
Income taxes	91	117
Noncash investing activities:
Transfers of loans to foreclosed assets	125	128

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. Basis of Presentation

See the Glossary of Defined Terms at the beginning of this Report for terms used throughout the consolidated financial statements and related notes of this Form 10-Q.

General

These consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with GAAP. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the consolidated financial position and consolidated results of operations have been made. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The information contained in the financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2015 should be referred to in connection with these unaudited interim consolidated financial statements.

Reclassifications

Certain amounts reported in prior periods' consolidated financial statements have been reclassified to conform to the current presentation. Such reclassifications had no effect on previously reported cash flows, shareholders' equity or net income.

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

Changes in Accounting Principles and Effects of New Accounting Pronouncements

During March 2016, the FASB issued new guidance related to Stock Compensation. The new guidance eliminates the concept of APIC pools for stock-based awards and requires that the related excess tax benefits and tax deficiencies be classified as an operating activity in the statement of cash flows. The new guidance also allows entities to make a one-time policy election to account for forfeitures when they occur, instead of accruing compensation cost based on the number of awards expected to vest. Additionally, the new guidance changes the requirement for an award to qualify for equity classification by permitting tax withholding up to the maximum statutory tax rate instead of the minimum statutory tax rate. Cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity in the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The adoption of this guidance is not expected to be material to the consolidated financial statements.

During March 2016, the FASB issued new guidance related to    Investments. The new guidance eliminates the requirement to retroactively adjust the financial statements when a change in ownership or influence causes an existing investment to qualify for the equity method of accounting. The new guidance requires the investor to add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. This guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The adoption of this guidance is not expected to be material to the consolidated financial statements.

During March 2016, the FASB issued new guidance related to Derivatives and Hedging. The new guidance clarifies the requirements for assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts, which is used to determine whether the embedded derivative should be separated from the host contract and accounted for separately as a derivative. An entity performing the assessment will be required to assess the embedded call or put options solely in accordance with the pre-existing four-step decision sequence. This guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

During March 2016, the FASB issued new guidance related to Liabilities. The new guidance requires companies to recognize breakage on prepaid stored-value products in accordance with the recently issued guidance on Revenue from Contracts with Customers. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

During March 2016, the FASB issued new guidance related to Derivatives and Hedging. The new guidance clarifies that derivative instrument novations do not require dedesignation of the related hedging relationship provided that all other hedge accounting criteria continue to be met. BB&T adopted this guidance upon issuance. The adoption of this guidance was not material to the consolidated financial statements.

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

During January 2016, the FASB issued new guidance related to Financial Instruments. The new guidance requires the majority of equity investments to be measured at fair value with changes in fair value recognized in net income, excluding equity investments that are consolidated or accounted for under the equity method of accounting. The new guidance allows equity investments without readily determinable fair values to be measured at cost minus impairment, with a qualitative assessment required to identify impairment. For financial instruments recorded at amortized cost, the new guidance requires public companies to use exit prices to measure the fair value for disclosure purposes, eliminates the disclosure requirements related to measurement assumptions and requires separate presentation of financial assets and liabilities based on form and measurement category. In addition, for liabilities measured at fair value under the fair value option, the changes in fair value due to changes in instrument-specific credit risk should be recognized in OCI. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

During May 2015, the FASB issued new guidance related to Insurance. The new guidance requires insurance companies to provide additional disclosures about the liability for unpaid claims and claim adjustment expenses. This guidance is effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. BB&T's insurance operations primarily consist of agency/broker transactions; therefore, the adoption of this guidance is not expected to be material to the consolidated financial statements.

During May 2014, the FASB issued new guidance related to Revenue from Contracts with Customers. This guidance supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Accounting Standards Codification. The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. During August 2015, the FASB provided a one-year deferral of the effective date; therefore, the guidance is effective for interim and annual reporting periods beginning after December 15, 2017. During March 2016, the FASB issued clarification guidance as it relates to principal versus agent considerations for revenue recognition purposes. Additionally, during April 2016, the FASB issued further clarification guidance related to identifying performance obligations and licensing. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

Effective January 1, 2016, BB&T adopted new guidance related to Fair Value Measurement. The new guidance eliminates the requirement to classify in the fair value hierarchy any investments for which fair value is measured at net asset value per share using the practical expedient. The adoption of this guidance was not material to the consolidated financial statements.

Effective January 1, 2016, BB&T adopted new guidance related to Internal-Use Software. Under the new guidance, if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The adoption of this guidance was not material to the consolidated financial statements.

Effective January 1, 2016, BB&T adopted new guidance related to Debt Issuance Costs. The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The adoption of this guidance was not material to the consolidated financial statements, therefore, it was adopted on a prospective basis.

Effective January 1, 2016, BB&T adopted new guidance related to Consolidation. The new guidance provides an additional requirement for a limited partnership or similar entity to qualify as a voting interest entity, amending the criteria for consolidating such an entity and eliminating the deferral provided under previous guidance for investment companies. In addition, the new guidance amends the criteria for evaluating fees paid to a decision maker or service provider as a variable interest and amends the criteria for evaluating the effect of fee arrangements and related parties on a VIE primary beneficiary determination. The adoption of this guidance was not material to the consolidated financial statements.

NOTE 2. Acquisitions and Divestitures

During the third quarter of 2015, BB&T acquired Susquehanna Bancshares, Inc., resulting in the addition of $18.3 billion in assets and $14.1 billion in deposits. Susquehanna had 245 financial centers in Pennsylvania, Maryland, New Jersey and West Virginia. The purchase price allocation for this acquisition has not yet been finalized.

During the second quarter of 2015, BB&T acquired The Bank of Kentucky, which provided $2.0 billion in assets, $1.6 billion in deposits and 32 financial centers.

During the second quarter of 2015, BB&T purchased additional ownership interest in AmRisc, LP from the noncontrolling owners for cash and ownership of American Coastal, which resulted in a net charge to equity.

During the first quarter of 2015, BB&T acquired 41 financial centers in Texas, which provided $238 million in assets and $1.9 billion in deposits.

See BB&T's Annual Report on Form 10-K for the year ended December 31, 2015 for additional information related to these transactions.

Subsequent Events

On April 1, 2016, BB&T purchased all of the outstanding common stock of National Penn Bancshares, Inc. for total consideration of $1.6 billion, which consisted of approximately $550 million in cash and the remainder in stock. National Penn had 126 financial centers, $9.6 billion of total assets and $6.6 billion of deposits. Also on April 1, 2016, BB&T purchased insurance broker CGSC North America Holdings Corporation ("Swett & Crawford") from Cooper Gay Swett & Crawford for $500 million in cash. The purchase price allocations for these acquisitions have not yet been finalized.

NOTE 3. Securities

	Amortized	Gross Unrealized		Fair
March 31, 2016	Cost	Gains	Losses	Value
	(Dollars in millions)
AFS securities:
U.S. Treasury	$1,061	$8	$—	$1,069
Agency MBS	22,974	89	147	22,916
States and political subdivisions	2,009	97	50	2,056
Non-agency MBS	73	—	—	73
Other	5	—	—	5
Acquired from FDIC	744	266	—	1,010
Total AFS securities	$26,866	$460	$197	$27,129

HTM securities:
U.S. Treasury	$1,097	$50	$—	$1,147
GSE	4,695	57	7	4,745
Agency MBS	13,443	182	13	13,612
States and political subdivisions	60	—	—	60
Other	56	2	1	57
Total HTM securities	$19,351	$291	$21	$19,621

	Amortized	Gross Unrealized		Fair
December 31, 2015	Cost	Gains	Losses	Value
	(Dollars in millions)
AFS securities:
U.S. Treasury	$1,836	$2	$6	$1,832
GSE	51	—	—	51
Agency MBS	20,463	22	439	20,046
States and political subdivisions	2,025	94	40	2,079
Non-agency MBS	198	23	—	221
Other	4	—	—	4
Acquired from FDIC	772	292	—	1,064
Total AFS securities	$25,349	$433	$485	$25,297

HTM securities:
U.S. Treasury	$1,097	$22	$—	$1,119
GSE	5,045	16	98	4,963
Agency MBS	12,267	70	22	12,315
States and political subdivisions	63	—	—	63
Other	58	2	1	59
Total HTM securities	$18,530	$110	$121	$18,519

The fair value of securities acquired from the FDIC included non-agency MBS of $731 million and $768 million as of March 31, 2016 and December 31, 2015, respectively, and states and political subdivisions securities of $279 million and $296 million as of March 31, 2016 and December 31, 2015, respectively. Effective October 1, 2014, securities subject to the commercial loss sharing agreement with the FDIC related to the Colonial acquisition were no longer covered by loss sharing; however, any gains on the sale of these securities through September 30, 2017 would be shared with the FDIC. Since these securities are in a significant unrealized gain position, they continue to be effectively covered as any declines in the unrealized gains of the securities down to a contractually specified amount would reduce the liability to the FDIC at the applicable percentage. The contractually-specified amount is the acquisition date fair value less any paydowns, redemptions or maturities and OTTI and totaled approximately $472 million at March 31, 2016. Any further declines below the contractually-specified amount would not be covered.

Certain investments in marketable debt securities and MBS issued by FNMA and FHLMC exceeded 10% of shareholders' equity at March 31, 2016. The FNMA investments had total amortized cost and fair value of $15.4 billion. The FHLMC investments had total amortized cost and fair value of $6.8 billion.

The following table reflects changes in credit losses on securities with OTTI (excluding securities acquired from the FDIC) where a portion of the unrealized loss was recognized in OCI:

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Balance at beginning of period	$42	$64
Reductions for securities sold/settled during the period	(23)	(2)
Credit recoveries through yield	(1)	(1)
Balance at end of period	$18	$61

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected life of MBS may differ from contractual maturities because borrowers have the right to prepay the underlying mortgage loans with or without prepayment penalties.

	AFS		HTM
March 31, 2016	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
Due in one year or less	$218	$218	$1	$1
Due after one year through five years	1,025	1,042	2,097	2,145
Due after five years through ten years	809	827	3,711	3,763
Due after ten years	24,814	25,042	13,542	13,712
Total debt securities	$26,866	$27,129	$19,351	$19,621

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
March 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
AFS securities:
Agency MBS	$6,082	$30	$5,202	$117	$11,284	$147
States and political subdivisions	76	1	336	49	412	50
Total	$6,158	$31	$5,538	$166	$11,696	$197

HTM securities:
GSE	$548	$2	$695	$5	$1,243	$7
Agency MBS	1,553	12	170	1	1,723	13
Other	53	1	—	—	53	1
Total	$2,154	$15	$865	$6	$3,019	$21

	Less than 12 months		12 months or more		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
AFS securities:
U.S. Treasury securities	$1,211	$6	$—	$—	$1,211	$6
Agency MBS	12,052	199	5,576	240	17,628	439
States and political subdivisions	64	1	329	39	393	40
Total	$13,327	$206	$5,905	$279	$19,232	$485

HTM securities:
GSE	$2,307	$41	$1,743	$57	$4,050	$98
Agency MBS	3,992	21	124	1	4,116	22
Other	56	1	—	—	56	1
Total	$6,355	$63	$1,867	$58	$8,222	$121

The unrealized losses on GSE securities and agency MBS were the result of increases in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans.

At March 31, 2016, $48 million of the unrealized loss on states and political subdivisions securities was the result of fair value hedge basis adjustments that are a component of amortized cost. These securities in an unrealized loss position are evaluated for credit impairment through a qualitative analysis of issuer performance and the primary source of repayment. At March 31, 2016, none of these securities had credit impairment.

NOTE 4. Loans and ACL

Effective October 1, 2014, loans subject to the commercial loss sharing agreement with the FDIC related to the Colonial acquisition were no longer covered by loss sharing. At March 31, 2016, these loans had a carrying value of $259 million, a UPB of $423 million and an ALLL of $42 million and are included in PCI. Loans with a carrying value of $514 million at March 31, 2016 continue to be covered by loss sharing and are included in PCI.

	Accruing
March 31, 2016	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonaccrual	Total
	(Dollars in millions)
Commercial:
Commercial and industrial	$48,258	$27	$—	$442	$48,727
CRE-income producing properties	13,673	7	—	48	13,728
CRE-construction and development	3,399	6	—	11	3,416
Dealer floor plan	1,266	—	—	—	1,266
Other lending subsidiaries	6,723	21	—	9	6,753
Retail:
Direct retail lending	10,980	48	6	51	11,085
Revolving credit	2,421	18	10	—	2,449
Residential mortgage-nonguaranteed	28,607	350	55	163	29,175
Residential mortgage-government guaranteed	323	66	434	—	823
Sales finance	9,720	53	4	7	9,784
Other lending subsidiaries	6,593	186	—	55	6,834
PCI	913	43	100	—	1,056
Total	$132,876	$825	$609	$786	$135,096

	Accruing
December 31, 2015	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonaccrual	Total
	(Dollars in millions)
Commercial:
Commercial and industrial	$48,157	$36	$—	$237	$48,430
CRE-income producing properties	13,370	13	—	38	13,421
CRE-construction and development	3,710	9	—	13	3,732
Dealer floor plan	1,215	—	—	—	1,215
Other lending subsidiaries	6,771	18	—	6	6,795
Retail:
Direct retail lending	11,032	58	7	43	11,140
Revolving credit	2,478	22	10	—	2,510
Residential mortgage-nonguaranteed	29,038	397	55	173	29,663
Residential mortgage-government guaranteed	307	77	486	—	870
Sales finance	10,243	72	5	7	10,327
Other lending subsidiaries	6,381	286	—	59	6,726
PCI	966	42	114	—	1,122
Total	$133,668	$1,030	$677	$576	$135,951

The following tables present the carrying amount of loans by risk rating. PCI loans are excluded because their related ALLL is determined by loan pool performance.

March 31, 2016	Commercial & Industrial	CRE - Income Producing Properties	CRE - Construction and Development	Dealer Floor Plan	Other Lending Subsidiaries
	(Dollars in millions)
Commercial:
Pass	$46,596	$13,203	$3,310	$1,260	$6,705
Special mention	447	172	24	6	7
Substandard - performing	1,242	305	71	—	32
Nonperforming	442	48	11	—	9
Total	$48,727	$13,728	$3,416	$1,266	$6,753

	Direct Retail Lending	Revolving Credit	Residential Mortgage	Sales Finance	Other Lending Subsidiaries
	(Dollars in millions)
Retail:
Performing	$11,034	$2,449	$29,835	$9,777	$6,779
Nonperforming	51	—	163	7	55
Total	$11,085	$2,449	$29,998	$9,784	$6,834

December 31, 2015	Commercial & Industrial	CRE - Income Producing Properties	CRE - Construction and Development	Dealer Floor Plan	Other Lending Subsidiaries
	(Dollars in millions)
Commercial:
Pass	$46,760	$12,940	$3,619	$1,195	$6,757
Special mention	305	166	29	6	3
Substandard-performing	1,128	277	71	14	29
Nonperforming	237	38	13	—	6
Total	$48,430	$13,421	$3,732	$1,215	$6,795

	Direct Retail Lending	Revolving Credit	Residential Mortgage	Sales Finance	Other Lending Subsidiaries
	(Dollars in millions)
Retail:
Performing	$11,097	$2,510	$30,360	$10,320	$6,667
Nonperforming	43	—	173	7	59
Total	$11,140	$2,510	$30,533	$10,327	$6,726

The following tables represent activity in the ACL for the periods presented:

	ACL Rollforward
Three Months Ended March 31, 2016	Beginning Balance	Charge- Offs	Recoveries	Provision (Benefit)	Ending Balance
	(Dollars in millions)
Commercial:
Commercial and industrial	$466	$(56)	$12	$77	$499
CRE-income producing properties	135	(2)	3	(11)	125
CRE-construction and development	37	—	1	(6)	32
Dealer floor plan	8	—	—	2	10
Other lending subsidiaries	22	(8)	2	10	26
Retail:
Direct retail lending	105	(13)	7	4	103
Revolving credit	104	(19)	5	10	100
Residential mortgage-nonguaranteed	194	(7)	1	9	197
Residential mortgage-government guaranteed	23	(1)	—	2	24
Sales finance	40	(8)	3	4	39
Other lending subsidiaries	265	(84)	10	79	270
PCI	61	—	—	2	63
ALLL	1,460	(198)	44	182	1,488
RUFC	90	—	—	2	92
ACL	$1,550	$(198)	$44	$184	$1,580

	ACL Rollforward
Three Months Ended March 31, 2015	Beginning Balance	Charge- Offs	Recoveries	Provision (Benefit)	Ending Balance
	(Dollars in millions)
Commercial:
Commercial and industrial	$421	$(14)	$8	$33	$448
CRE-income producing properties	162	(9)	2	(2)	153
CRE-construction and development	48	(2)	4	(8)	42
Dealer floor plan	10	—	—	—	10
Other lending subsidiaries	21	(3)	1	3	22
Retail:
Direct retail lending	110	(12)	8	5	111
Revolving credit	110	(18)	5	9	106
Residential mortgage-nonguaranteed	217	(11)	—	(6)	200
Residential mortgage-government guaranteed	36	—	—	(6)	30
Sales finance	40	(6)	3	11	48
Other lending subsidiaries	235	(64)	8	58	237
PCI	64	(1)	—	(6)	57
ALLL	1,474	(140)	39	91	1,464
RUFC	60	—	—	8	68
ACL	$1,534	$(140)	$39	$99	$1,532

The following table provides a summary of loans that are collectively evaluated for impairment.

	March 31, 2016		December 31, 2015
	Recorded Investment	Related ALLL	Recorded Investment	Related ALLL
	(Dollars in millions)
Commercial:
Commercial and industrial	$48,199	$456	$48,110	$439
CRE-income producing properties	13,634	118	13,339	127
CRE-construction and development	3,386	28	3,697	32
Dealer floor plan	1,266	10	1,215	8
Other lending subsidiaries	6,742	25	6,789	21
Retail:
Direct retail lending	11,001	92	11,055	93
Revolving credit	2,417	88	2,477	91
Residential mortgage-nonguaranteed	28,740	156	29,228	153
Residential mortgage-government guaranteed	506	2	553	1
Sales finance	9,765	38	10,308	39
Other lending subsidiaries	6,641	238	6,534	235
PCI	1,056	63	1,122	61
Total	$133,353	$1,314	$134,427	$1,300
The following tables set forth certain information regarding impaired loans, excluding PCI and LHFS, that were individually evaluated for reserves.

As of / For The Three Months Ended March 31, 2016	Recorded Investment	UPB	Related ALLL	Average Recorded Investment	Interest Income Recognized
	(Dollars in millions)
With no related allowance recorded:
Commercial:
Commercial and industrial	$251	$311	$—	$154	$—
CRE-income producing properties	18	22	—	17	—
CRE-construction and development	7	9	—	6	—
Other lending subsidiaries	6	8	—	3	—
Retail:
Direct retail lending	12	40	—	12	—
Residential mortgage-nonguaranteed	78	144	—	82	1
Residential mortgage-government guaranteed	3	4	—	4	—
Sales finance	1	2	—	1	—
Other lending subsidiaries	3	8	—	4	—
With an allowance recorded:
Commercial:
Commercial and industrial	277	288	43	207	1
CRE-income producing properties	76	79	7	74	1
CRE-construction and development	23	22	4	25	—
Other lending subsidiaries	5	5	1	3	—
Retail:
Direct retail lending	72	73	11	73	1
Revolving credit	32	32	12	32	—
Residential mortgage-nonguaranteed	357	371	41	350	4
Residential mortgage-government guaranteed	314	314	22	310	3
Sales finance	18	18	1	17	—
Other lending subsidiaries	190	192	32	189	7
Total	$1,743	$1,942	$174	$1,563	$18

As Of / For The Year Ended December 31, 2015	Recorded Investment	UPB	Related ALLL	Average Recorded Investment	Interest Income Recognized
	(Dollars in millions)
With no related ALLL recorded:
Commercial:
Commercial and industrial	$129	$164	$—	$95	$1
CRE-income producing properties	8	13	—	17	—
CRE-construction and development	8	11	—	10	—
Dealer floor plan	—	—	—	2	—
Other lending subsidiaries	2	3	—	—	—
Retail:
Direct retail lending	11	40	—	12	1
Residential mortgage-nonguaranteed	84	153	—	97	4
Residential mortgage-government guaranteed	5	5	—	3	—
Sales finance	1	2	—	1	—
Other lending subsidiaries	4	8	—	3	—
With an ALLL recorded:
Commercial:
Commercial and industrial	191	194	27	223	5
CRE-income producing properties	74	77	8	96	3
CRE-construction and development	27	27	5	36	1
Dealer floor plan	—	—	—	1	—
Other lending subsidiaries	4	5	1	6	—
Retail:
Direct retail lending	74	75	12	79	4
Revolving credit	33	33	13	36	1
Residential mortgage-nonguaranteed	351	368	41	354	15
Residential mortgage-government guaranteed	312	312	22	323	13
Sales finance	18	18	1	19	1
Other lending subsidiaries	188	190	30	179	28
Total	$1,524	$1,698	$160	$1,592	$77

The following table provides a summary of TDRs, all of which are considered impaired.

	March 31, 2016	December 31, 2015
	(Dollars in millions)
Performing TDRs:
Commercial:
Commercial and industrial	$52	$49
CRE-income producing properties	18	13
CRE-construction and development	13	16
Direct retail lending	70	72
Sales finance	17	17
Revolving credit	32	33
Residential mortgage-nonguaranteed	281	288
Residential mortgage-government guaranteed	317	316
Other lending subsidiaries	181	178
Total performing TDRs	981	982
Nonperforming TDRs (also included in NPL disclosures)	172	146
Total TDRs	$1,153	$1,128

ALLL attributable to TDRs	$122	$126

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

	Three Months Ended March 31,
	2016			2015
	Types of Modifications		Impact To Allowance	Types of Modifications		Impact To Allowance
	Rate	Structure		Rate	Structure
	(Dollars in millions)
Commercial:
Commercial and industrial	$62	$9	$1	$9	$14	$1
CRE-income producing properties	8	7	—	2	3	—
CRE-construction and development	3	—	—	—	3	—

Retail:
Direct retail lending	4	1	—	3	—	1
Revolving credit	5	—	1	4	—	1
Residential mortgage-nonguaranteed	17	8	1	23	12	3
Residential mortgage-government guaranteed	39	—	2	60	—	2
Sales finance	—	2	—	—	2	—
Other lending subsidiaries	32	—	5	31	—	4

Charge-offs and forgiveness of principal and interest for TDRs were immaterial for all periods presented.

The pre-default balance for modifications that experienced a payment default that had been classified as TDRs during the previous 12 months was $17 million and $20 million for the three months ended March 31, 2016 and 2015, respectively. Payment default is defined as movement of the TDR to nonaccrual status, foreclosure or charge-off, whichever occurs first.

Changes in the carrying value and accretable yield of PCI loans are presented in the following table:

	Three Months Ended March 31, 2016				Year Ended December 31, 2015
	Purchased Impaired		Purchased Nonimpaired		Purchased Impaired		Purchased Nonimpaired
	Accretable Yield	Carrying Value	Accretable Yield	Carrying Value	Accretable Yield	Carrying Value	Accretable Yield	Carrying Value
	(Dollars in millions)
Balance at beginning of period	$189	$700	$176	$422	$134	$579	$244	$636
Additions	—	—	—	—	98	402	—	—
Accretion	(38)	38	(21)	21	(89)	89	(89)	89
Payments received, net	—	(79)	—	(46)	—	(370)	—	(303)
Other, net	83	—	19	—	46	—	21	—
Balance at end of period	$234	$659	$174	$397	$189	$700	$176	$422

Outstanding UPB at end of period		$994		$549		$1,063		$587

The following table presents additional information about BB&T's loans and leases:

	March 31, 2016	December 31, 2015
	(Dollars in millions)
Unearned income, discounts and net deferred loan fees and costs, excluding PCI	$518	$598
Residential mortgage loans in process of foreclosure	210	229

NOTE 5. Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill attributable to BB&T's operating segments are reflected in the table below.

	Community Banking	Residential Mortgage Banking	Dealer Financial Services	Specialized Lending	Insurance Holdings	Financial Services	Total
	(Dollars in millions)
Goodwill balance, January 1, 2016	$6,187	$326	$111	$243	$1,482	$199	$8,548
Other adjustments	1	—	—	9	—	1	11
Goodwill balance, March 31, 2016	$6,188	$326	$111	$252	$1,482	$200	$8,559

The changes in goodwill during the quarter were primarily the result of updating the purchase price allocation for Susquehanna. The following table presents information for identifiable intangible assets subject to amortization:

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
CDI	$903	$(652)	$251	$903	$(634)	$269
Other, primarily customer relationship intangibles	1,166	(761)	405	1,164	(747)	417
Total	$2,069	$(1,413)	$656	$2,067	$(1,381)	$686

NOTE 6. Loan Servicing

Residential Mortgage Banking Activities

The following tables summarize residential mortgage banking activities. Mortgage and home equity loans managed by BB&T exclude loans serviced for others with no other continuing involvement.

	March 31, 2016	December 31, 2015
	(Dollars in millions)
UPB of mortgage loan servicing portfolio	$116,450	$116,817
UPB of home equity loan servicing portfolio	5,053	5,352
UPB of residential mortgage and home equity loan servicing portfolio	$121,503	$122,169

UPB of residential mortgage loans serviced for others (primarily agency conforming fixed rate)	$90,541	$91,132
Mortgage loans sold with recourse	680	702
Maximum recourse exposure from mortgage loans sold with recourse liability	322	326
Indemnification, recourse and repurchase reserves	82	79
FHA-insured mortgage loan reserve	85	85

As previously disclosed, during June 2014 BB&T received notice from the HUD-OIG that BB&T had been selected for an audit/survey to assess BB&T's compliance with FHA loan origination and quality control requirements. In late 2014 and in 2015, BB&T received subpoenas from the HUD-OIG and the Department of Justice seeking additional information regarding its lending practices in connection with loans insured by the FHA. BB&T is cooperating with the investigation. While the outcome of the investigation is unknown and neither the Department of Justice nor the HUD-OIG has asserted any claims, similar reviews and related matters with other financial institutions have resulted in cash settlements and other remedial actions. The potential exposure related to losses incurred by the FHA on defaulted loans ranges from $25 million to $105 million, and BB&T recognized an $85 million charge during 2014 that was included in other expense on the Consolidated Statements of Income.

	As of / For The Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
UPB of residential mortgage loans sold from LHFS	$2,490	$2,790
Pre-tax gains recognized on mortgage loans sold and held for sale	24	38
Servicing fees recognized from mortgage loans serviced for others	66	68
Approximate weighted average servicing fee on the outstanding balance of residential mortgage loans serviced for others	0.28%	0.29%
Weighted average interest rate on mortgage loans serviced for others	4.11	4.19

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Residential MSRs, carrying value, beginning of period	$880	$844
Additions	22	26
Change in fair value due to changes in valuation inputs or assumptions:
Prepayment speeds	(136)	(76)
OAS	9	5
Realization of expected net servicing cash flows, passage of time and other	(32)	(35)
Residential MSRs, carrying value, end of period	$743	$764

Gains (losses) on derivative financial instruments used to mitigate the income statement effect of changes in fair value	$143	$81

The sensitivity of the fair value of the residential MSRs to changes in key assumptions is included in the accompanying table:

	March 31, 2016			December 31, 2015
	Range		Weighted Average	Range		Weighted Average
	Min	Max		Min	Max
	(Dollars in millions)
Prepayment speed	10.9%	12.6%	12.0%	8.1%	9.0%	8.7%
Effect on fair value of a 10% increase			$(32)			$(28)
Effect on fair value of a 20% increase			(62)			(54)

OAS	9.9%	10.2%	10.0%	10.3%	10.6%	10.4%
Effect on fair value of a 10% increase			$(25)			$(32)
Effect on fair value of a 20% increase			(49)			(61)

Composition of loans serviced for others:
Fixed-rate residential mortgage loans			99.2%			99.2%
Adjustable-rate residential mortgage loans			0.8%			0.8%
Total			100.0%			100.0%

Weighted average life (in years)			5.5			6.8

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the above table, the effect of an adverse variation in one assumption on the fair value of the MSRs is calculated without changing any other assumption; while in reality, changes in one factor may result in changes in another, which may magnify or counteract the effect of the change.

Commercial Mortgage Banking Activities

The following table summarizes commercial mortgage banking activities for the periods presented:

	March 31, 2016	December 31, 2015
	(Dollars in millions)
UPB of CRE mortgages serviced for others	$28,245	$28,163
CRE mortgages serviced for others covered by recourse provisions	4,199	4,198
Maximum recourse exposure from CRE mortgages sold with recourse liability	1,259	1,259
Recorded reserves related to recourse exposure	7	7
Originated CRE mortgages during the year	1,084	7,012
Commercial MSRs at fair value	117	—

Effective January 1, 2016, the Company adopted the fair value option for commercial MSRs in order to provide hedging against the MSR asset. The impact of such adoption was immaterial.

NOTE 7. Deposits

A summary of deposits is presented in the accompanying table:

	March 31, 2016	December 31, 2015
	(Dollars in millions)
Noninterest-bearing deposits	$47,258	$45,695
Interest checking	25,915	25,410
Money market and savings	60,349	60,461
Time deposits	16,978	17,558
Total deposits	$150,500	$149,124

Time deposits $100,000 and greater	$7,494	$7,562
Time deposits $250,000 and greater	3,759	3,497

NOTE 8. Long-Term Debt

	March 31, 2016	December 31, 2015
	(Dollars in millions)
BB&T Corporation:
3.95% senior notes due 2016	$500	$500
3.20% senior notes due 2016	—	1,000
2.15% senior notes due 2017	750	749
1.60% senior notes due 2017	749	749
1.45% senior notes due 2018	465	500
Floating rate senior notes due 2018 (LIBOR-based, 1.49% at March 31, 2016)	400	400
2.05% senior notes due 2018	600	600
6.85% senior notes due 2019	540	540
2.25% senior notes due 2019	648	648
Floating rate senior notes due 2019 (LIBOR-based, 1.28% at March 31, 2016)	450	450
2.45% senior notes due 2020	1,298	1,298
2.63% senior notes due 2020	999	999
Floating rate senior notes due 2020 (LIBOR-based, 1.34% at March 31, 2016)	200	200
5.38% senior notes due 2022	165	166
4.90% subordinated notes due 2017	358	356
5.25% subordinated notes due 2019	586	586
3.95% subordinated notes due 2022	299	299

Branch Bank:
1.45% senior notes due 2016	750	750
Floating rate senior notes due 2016 (LIBOR-based, 1.07% at March 31, 2016)	375	375
1.05% senior notes due 2016	500	500
1.00% senior notes due 2017	599	599
1.35% senior notes due 2017	660	750
2.30% senior notes due 2018	750	750
2.85% senior notes due 2021	700	700
5.63% subordinated notes due 2016	386	386
Floating rate subordinated notes due 2016 (LIBOR-based, 0.95% at March 31, 2016)	350	350
Floating rate subordinated note due 2017 (LIBOR-based, 0.92% at March 31, 2016)	262	262
3.63% subordinated notes due 2025	1,249	1,249
3.80% subordinated notes due 2026	848	848

FHLB advances to Branch Bank:
Varying maturities to 2034	5,584	5,582

Other long-term debt	142	154

Basis adjustments	661	474
Total long-term debt	$22,823	$23,769

Basis adjustments include fair value hedge-related basis adjustments as well as debt issuance costs. The following table reflects the carrying amounts and effective interest rates for long-term debt:

	March 31, 2016		December 31, 2015
	Carrying Amount	Effective Rate	Carrying Amount	Effective Rate
	(Dollars in millions)
BB&T Corporation fixed rate senior notes	$6,830	2.09%	$7,831	2.35%
BB&T Corporation floating rate senior notes	1,049	1.45	1,050	1.20
BB&T Corporation fixed rate subordinated notes	1,391	1.07	1,382	1.52
Branch Bank fixed rate senior notes	4,008	1.37	4,071	1.62
Branch Bank floating rate senior notes	375	1.15	375	0.92
Branch Bank fixed rate subordinated notes	2,643	2.67	2,562	3.13
Branch Bank floating rate subordinated notes	612	3.44	612	3.24
FHLB advances (weighted average maturity of 4.5 years at March 31, 2016)	5,773	4.08	5,732	4.02
Other long-term debt	142		154
Total long-term debt	$22,823		$23,769

The effective rates above reflect the impact of cash flow and fair value hedges, as applicable. Subordinated notes with a remaining maturity of one year or greater qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.

NOTE 9. Shareholders' Equity

On March 9, 2016, BB&T issued $465 million of series H non-cumulative perpetual preferred stock with a stated dividend rate of 5.625% per annum for net proceeds of $451 million. Dividends, if declared by the Board of Directors, are payable quarterly in arrears. BB&T issued depositary shares, each of which represents a fractional ownership interest in a share of the 18,600 shares of the Company’s series H preferred stock. The preferred stock has no stated maturity and redemption is solely at the option of the Company in whole, but not in part, upon the occurrence of a regulatory capital treatment event, as defined. In addition, the preferred stock may be redeemed in whole or in part, on any dividend payment date after June 1, 2021. Under current rules, any redemption of the preferred stock is subject to prior approval of the FRB. The preferred stock is not subject to any sinking fund or other obligations of the Corporation.

The activity relating to options and restricted shares/units during the period is presented in the following tables:

	Options	Wtd. Avg. Exercise Price
	(Shares in thousands)
Outstanding at January 1, 2016	20,577	$34.89
Granted	610	32.10
Exercised	(164)	28.31
Forfeited or expired	(2,784)	40.53
Outstanding at March 31, 2016	18,239	33.99
Exercisable at March 31, 2016	17,253	33.97
Exercisable and expected to vest at March 31, 2016	18,188	33.99

	Restricted Shares/Units	Wtd. Avg. Grant Date Fair Value
	(Shares in thousands)
Nonvested at January 1, 2016	11,824	$29.81
Granted	5,108	27.46
Vested	(2,561)	27.40
Forfeited	(72)	29.43
Nonvested at March 31, 2016	14,299	29.41
Expected to vest at March 31, 2016	13,104	29.41

NOTE 10. AOCI

Three Months Ended March 31, 2016	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total
	(Dollars in millions)
AOCI balance, January 1, 2016	$(723)	$(83)	$(34)	$(169)	$(19)	$(1,028)
OCI before reclassifications, net of tax	—	(126)	242	5	2	123
Amounts reclassified from AOCI:
Personnel expense	17	—	—	—	—	17
Interest income	—	—	(27)	—	1	(26)
Interest expense	—	17	—	—	—	17
FDIC loss share income, net	—	—	—	16	—	16
Securities (gains) losses, net	—	—	(45)	—	—	(45)
Total before income taxes	17	17	(72)	16	1	(21)
Less: Income taxes	6	6	(27)	6	—	(9)
Net of income taxes	11	11	(45)	10	1	(12)
Net change in AOCI	11	(115)	197	15	3	111
AOCI balance, March 31, 2016	$(712)	$(198)	$163	$(154)	$(16)	$(917)

Three Months Ended March 31, 2015	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total
	(Dollars in millions)
AOCI balance, January 1, 2015	$(626)	$(54)	$152	$(207)	$(16)	$(751)
OCI before reclassifications, net of tax	2	(67)	67	2	(5)	(1)
Amounts reclassified from AOCI:
Personnel expense	12	—	—	—	—	12
Interest income	—	—	(16)	—	1	(15)
Interest expense	—	21	—	—	—	21
FDIC loss share income, net	—	—	—	13	—	13
Total before income taxes	12	21	(16)	13	1	31
Less: Income taxes	5	8	(6)	5	—	12
Net of income taxes	7	13	(10)	8	1	19
Net change in AOCI	9	(54)	57	10	(4)	18
AOCI balance, March 31, 2015	$(617)	$(108)	$209	$(197)	$(20)	$(733)

NOTE 11. Income Taxes

The effective tax rates for the three months ended March 31, 2016 and 2015 were 30.1% and 30.6%, respectively. The effective tax rate for the three months ended March 31, 2016 was lower than the corresponding period of 2015 primarily due to changes in unrecognized tax benefits.

In February 2010, BB&T received an IRS statutory notice of deficiency for tax years 2002-2007 related to the disallowance of foreign tax credits and other deductions claimed by a subsidiary in connection with a financing transaction. BB&T paid the disputed tax, penalties and interest during 2010 and filed a lawsuit seeking a refund in the U.S. Court of Federal Claims. During 2013, the court denied the refund claim and BB&T appealed the decision to the U.S. Court of Appeals for the Federal Circuit. During May 2015, the appeals court rendered a decision overturning a portion of the earlier ruling and affirming the remainder, resulting in the recognition of income tax benefits, including the reversal of interest and penalties, of $107 million during the second quarter of 2015. During September 2015, BB&T filed a petition requesting the case be heard by the U.S. Supreme Court. During March 2016, the U.S. Supreme Court declined to hear the case, which preserves the earlier ruling and effectively concludes this matter.

The following table presents changes in unrecognized tax benefits:

	As of/For the Year-to-Date Period Ended
	March 31, 2016	December 31, 2015
	(Dollars in millions)
Beginning balance of unrecognized tax benefits	$426	$503
Additions (reductions) for tax positions of prior years	(5)	(76)
Settlements	(417)	(1)
Lapse of statute of limitations	—	(1)
Unrecognized deferred tax benefits from acquisitions	—	1
Ending balance of unrecognized tax benefits	$4	$426

Unrecognized tax benefits that would have impacted effective rate if recognized
Federal	$—	$422
State	3	3

At March 31, 2016, the liabilities for tax-related interest and penalties recorded on the Consolidated Balance Sheets were immaterial, compared to $181 million at December 31, 2015.

NOTE 12. Benefit Plans

	Qualified Plan		Nonqualified Plans
Three Months Ended March 31, 2016	2016	2015	2016	2015
	(Dollars in millions)
Service cost	$42	$43	$3	$3
Interest cost	40	34	5	4
Estimated return on plan assets	(81)	(81)	—	—
Amortization and other	17	12	3	4
Net periodic benefit cost	$18	$8	$11	$11

BB&T makes contributions to the qualified pension plan in amounts between the minimum required for funding and the maximum amount deductible for federal income tax purposes. Discretionary contributions totaling $280 million were made during the three months ended March 31, 2016. There are no required contributions for the remainder of 2016, though BB&T may elect to make additional contributions.

NOTE 13. Commitments and Contingencies

	As of / For the Year-To-Date Period Ended
	March 31, 2016	December 31, 2015
	(Dollars in millions)
Letters of credit	$3,004	$3,033
Carrying amount of the liability for letters of credit	30	27

Investments in affordable housing and historic building rehabilitation projects:
Carrying amount	1,767	1,629
Amount of future funding commitments included in carrying amount	790	654
Lending exposure	315	292
Tax credits subject to recapture	355	355

Private equity and similar investments	301	289
Future funding commitments to consolidated private equity funds	224	231

Legal Proceedings

The nature of BB&T's business ordinarily results in a certain amount of claims, litigation, investigations and legal and administrative cases and proceedings, all of which are considered incidental to the normal conduct of business. BB&T believes it has meritorious defenses to the claims asserted against it in its currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management's judgment as to what is in the best interests of BB&T and its shareholders.

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

	March 31, 2016	December 31, 2015
	(Dollars in millions)
Pledged securities	$13,691	$14,063
Pledged loans	74,061	69,070

NOTE 14. Fair Value Disclosures

Accounting standards define fair value as the exchange price that would be received on the measurement date to sell an asset or the price paid to transfer a liability in the principal or most advantageous market available to the entity in an orderly transaction between market participants, with a three level valuation input hierarchy.

The following tables present fair value information for assets and liabilities measured at fair value on a recurring basis:

March 31, 2016	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets:
Trading securities	$1,487	$294	$1,193	$—
AFS securities:
U.S. Treasury	1,069	—	1,069	—
Agency MBS	22,916	—	22,916	—
States and political subdivisions	2,056	—	2,056	—
Non-agency MBS	73	—	73	—
Other	5	5	—	—
Acquired from FDIC	1,010	—	410	600
LHFS	1,575	—	1,575	—
MSRs	860	—	—	860
Derivative assets:
Interest rate contracts	1,441	—	1,419	22
Foreign exchange contracts	3	—	3	—
Private equity and similar investments	301	—	—	301
Total assets	$32,796	$299	$30,714	$1,783

Liabilities:
Derivative liabilities:
Interest rate contracts	$1,213	$—	$1,212	$1
Foreign exchange contracts	7	—	7	—
Securities sold short	162	—	162	—
Total liabilities	$1,382	$—	$1,381	$1

December 31, 2015	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets:
Trading securities	$1,180	$311	$869	$—
AFS securities:
U.S. Treasury	1,832	—	1,832	—
GSE	51	—	51	—
Agency MBS	20,046	—	20,046	—
States and political subdivisions	2,079	—	2,079	—
Non-agency MBS	221	—	221	—
Other	4	4	—	—
Acquired from FDIC	1,064	—	438	626
LHFS	1,035	—	1,035	—
MSRs	880	—	—	880
Derivative assets:
Interest rate contracts	964	—	956	8
Foreign exchange contracts	6	—	6	—
Private equity and similar investments	289	—	—	289
Total assets	$29,651	$315	$27,533	$1,803

Liabilities:
Derivative liabilities:
Interest rate contracts	$788	$—	$784	$4
Foreign exchange contracts	4	—	4	—
Securities sold short	147	—	147	—
Total liabilities	$939	$—	$935	$4

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

MSRs: Residential MSRs are valued using an OAS valuation model to project cash flows over multiple interest rate scenarios, which are then discounted at risk-adjusted rates. The model considers portfolio characteristics, contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. Fair value estimates and assumptions are compared to industry surveys, recent market activity, actual portfolio experience and, when available, other observable market data. Commercial MSRs are valued using a cash flow valuation model that calculates the present value of estimated future net servicing cash flows. BB&T considers actual and expected loan prepayment rates, discount rates, servicing costs and other economic factors that are determined based on current market conditions.

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

Private equity and similar investments: Private equity and similar investments are measured at fair value based on the investment's net asset value. In many cases there are no observable market values for these investments and therefore management must estimate the fair value based on a comparison of the operating performance of the company to multiples in the marketplace for similar entities. This analysis requires significant judgment, and actual values in a sale could differ materially from those estimated.

Securities sold short: Securities sold short represent debt securities sold short that are entered into as a hedging strategy for the purposes of supporting institutional and retail client trading activities.

The following tables summarize activity for Level 3 assets and liabilities:

Three Months Ended March 31, 2016	Acquired from FDIC Securities	MSRs	Net Derivatives	Private Equity and Similar Investments
	(Dollars in millions)
Balance at January 1, 2016	$626	$880	$4	$289
Total realized and unrealized gains (losses):
Included in earnings:
Interest income	15	—	—	—
Mortgage banking income	—	(127)	32	—
Other noninterest income	—	—	—	3
Included in unrealized net holding gains (losses) in OCI	(20)	—	—	—
Purchases	—	—	—	19
Issuances	—	22	40	—
Sales	—	—	—	(8)
Settlements	(21)	(38)	(55)	(2)
Other	—	123	—	—
Balance at March 31, 2016	$600	$860	$21	$301

Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at March 31, 2016	$15	$(127)	$21	$2

Other represents the adoption of the fair value method for commercial MSRs as of January 1, 2016.

Three Months Ended March 31, 2015	Acquired from FDIC Securities	MSRs	Net Derivatives	Private Equity and Similar Investments
	(Dollars in millions)
Balance at January 1, 2015	$745	$844	$17	$329
Total realized and unrealized gains (losses):
Included in earnings:
Interest income	11	—	—	—
Mortgage banking income	—	(71)	28	—
Other noninterest income	—	—	(4)	16
Included in unrealized net holding gains (losses) in OCI	(14)	—	—	—
Purchases	—	—	—	42
Issuances	—	26	38	—
Sales	—	—	—	(19)
Settlements	(23)	(35)	(56)	(2)
Balance at March 31, 2015	$719	$764	$23	$366

Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at March 31, 2015	$11	$(71)	$23	$16

BB&T's policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of a reporting period. Transfers involving Level 3, if any, are presented in the preceding tables. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2016 or 2015.

The majority of private equity and similar investments are in SBIC qualified funds, which primarily focus on equity and subordinated debt investments in privately-held middle market companies. The majority of these VIE investments are not redeemable and distributions are received as the underlying assets of the funds liquidate. The timing of distributions, which are expected to occur on various dates through 2026, is uncertain and dependent on various events such as recapitalizations, refinance transactions and ownership changes among others. Excluding the investment of future funds, these investments have an estimated weighted average remaining life of approximately two years; however, the timing and amount of distributions may vary significantly. As of March 31, 2016, restrictions on the ability to sell the investments include, but are not limited to, consent of a majority member or general partner approval for transfer of ownership. These investments are spread over numerous privately-held middle market companies, and thus the sensitivity to a change in fair value for any single investment is limited. The significant unobservable inputs for these investments are EBITDA multiples that ranged from 5x to 11x, with a weighted average of 8x, at March 31, 2016.

The following table details the fair value and UPB of LHFS that were elected to be carried at fair value:

	March 31, 2016			December 31, 2015
	Fair Value	Aggregate UPB	Difference	Fair Value	Aggregate UPB	Difference
	(Dollars in millions)
LHFS reported at fair value	$1,575	$1,541	$34	$1,035	$1,023	$12

Excluding government guaranteed, LHFS that were nonaccrual or 90 days or more past due and still accruing interest were not material at March 31, 2016.

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

	As Of / For the Year-To-Date Period Ended
	March 31, 2016		December 31, 2015
	Carrying Value	Valuation Adjustments	Carrying Value	Valuation Adjustments
	(Dollars in millions)
Impaired loans	$329	$(38)	$149	$(30)
Foreclosed real estate	66	(54)	82	(190)

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

FDIC loss share receivable and payable: The fair values of the receivable and payable are estimated using discounted cash flow analyses, applying a risk free interest rate that is adjusted for the uncertainty in the timing and amount of the cash flows. The expected cash flows to/from the FDIC related to loans were estimated using the same assumptions that were used in determining the accounting values for the related loans. The expected cash flows to/from the FDIC related to securities are based upon the fair value of the related securities and the payment that would be required if the securities were sold for that amount. The loss share agreements are not transferable and, accordingly, there is no market for the receivable or payable.

Deposit liabilities: The fair values for demand deposits are equal to the amount payable on demand. Fair values for CDs are estimated using a discounted cash flow calculation that applies current interest rates to aggregate expected maturities. BB&T has developed long-term relationships with its deposit customers, commonly referred to as CDIs, that have not been considered in the determination of the deposit liabilities' fair value.

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

Contractual commitments: The fair values of commitments are estimated using the fees charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair values of guarantees and letters of credit are estimated based on the counterparties' creditworthiness and average default rates for loan products with similar risks. These respective fair value measurements are categorized within Level 3 of the fair value hierarchy. Retail lending commitments are assigned no fair value as BB&T typically has the ability to cancel such commitments by providing notice to the borrower.

Financial assets and liabilities not recorded at fair value are summarized below:

March 31, 2016	Carrying Amount	Total Fair Value	Level 2	Level 3
	(Dollars in millions)
Financial assets:
HTM securities	$19,351	$19,621	$19,621	$—
Loans and leases HFI, net of ALLL	133,608	134,161	—	134,161
FDIC loss share receivable	246	20	—	20

Financial liabilities:
Deposits	150,500	150,655	150,655	—
FDIC loss share payable	678	669	—	669
Long-term debt	22,823	23,334	23,334	—

December 31, 2015	Carrying Amount	Total Fair Value	Level 2	Level 3
	(Dollars in millions)
Financial assets:
HTM securities	$18,530	$18,519	$18,519	$—
Loans and leases HFI, net of ALLL	134,491	134,728	—	134,728
FDIC loss share receivable	285	11	—	11

Financial liabilities:
Deposits	149,124	149,300	149,300	—
FDIC loss share payable	685	676	—	676
Long-term debt	23,769	24,206	24,206	—

The following is a summary of selected information pertaining to off-balance sheet financial instruments:

	March 31, 2016		December 31, 2015
	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value
	(Dollars in millions)
Commitments to extend, originate or purchase credit	$60,177	$235	$59,019	$253
Residential mortgage loans sold with recourse	680	9	702	8
Other loans sold with recourse	4,199	7	4,198	7
Letters of credit	3,004	30	3,033	27

NOTE 15. Derivative Financial Instruments

Derivative Classifications and Hedging Relationships

		March 31, 2016			December 31, 2015
	Hedged Item or Transaction	Notional Amount	Fair Value		Notional Amount	Fair Value
			Gain	Loss		Gain	Loss
		(Dollars in millions)
Cash flow hedges:
Interest rate contracts:
Pay fixed swaps	3 mo. LIBOR funding	$9,000	$—	$(393)	$9,300	$—	$(214)

Fair value hedges:
Interest rate contracts:
Receive fixed swaps	Long-term debt	12,909	555	—	13,092	329	(1)
Pay fixed swaps	Commercial loans	218	—	(5)	207	—	(2)
Pay fixed swaps	Municipal securities	239	—	(111)	244	—	(94)
Total		13,366	555	(116)	13,543	329	(97)

Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Receive fixed swaps		8,878	472	—	8,827	337	(1)
Pay fixed swaps		9,025	—	(502)	8,984	1	(363)
Other swaps		1,074	3	(6)	1,005	3	(6)
Other		605	1	(2)	601	1	(2)
Forward commitments		6,188	14	(15)	4,403	5	(4)
Foreign exchange contracts		510	3	(7)	513	6	(4)
Total		26,280	493	(532)	24,333	353	(380)

Mortgage banking:
Interest rate contracts:
Interest rate lock commitments		2,756	22	(1)	1,828	8	(4)
When issued securities, forward rate agreements and forward commitments		3,783	6	(28)	2,725	9	(5)
Other		388	5	—	677	4	—
Total		6,927	33	(29)	5,230	21	(9)

MSRs:
Interest rate contracts:
Receive fixed swaps		3,925	180	(2)	2,343	79	(7)
Pay fixed swaps		1,861	—	(100)	2,329	4	(56)
Option trades		6,625	175	(48)	7,765	184	(24)
When issued securities, forward rate agreements and forward commitments		2,602	8	—	2,682	—	(5)
Other		72	—	—	—	—	—
Total		15,085	363	(150)	15,119	267	(92)
Total derivatives not designated as hedges		48,292	889	(711)	44,682	641	(481)
Total derivatives		$70,658	1,444	(1,220)	$67,525	970	(792)

Gross amounts not offset in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements not offset due to policy election			(618)	618		(391)	391
Cash collateral (received) posted			(396)	549		(283)	368
Net amount			$430	$(53)		$296	$(33)

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

The Effect of Derivative Instruments on the Consolidated Statements of Income
Three Months Ended March 31, 2016 and 2015

	Effective Portion
	Pre-tax Gain			Pre-tax Gain (Loss)
	(Loss) Recognized			Reclassified from
	in AOCI		Location of Amounts	AOCI into Income
	2016	2015	Reclassified from AOCI into Income	2016	2015
	(Dollars in millions)
Cash flow hedges:
Interest rate contracts	$(200)	$(107)	Total interest expense	$(17)	$(21)

				Pre-tax Gain
				(Loss) Recognized
			Location of Amounts	in Income
			Recognized in Income	2016	2015
				(Dollars in millions)
Fair value hedges:
Interest rate contracts			Total interest income	$(4)	$(5)
Interest rate contracts			Total interest expense	60	68
Total				$56	$63

Not designated as hedges:
Client-related and other risk management:
Interest rate contracts			Other noninterest income	$(1)	$1
Foreign exchange contracts			Other noninterest income	(8)	8
Mortgage banking:
Interest rate contracts			Mortgage banking income	(6)	7
MSRs:
Interest rate contracts			Mortgage banking income	143	81
Total				$128	$97

The following table provides a summary of derivative strategies and the related accounting treatment:

	Cash Flow Hedges	Fair Value Hedges	Derivatives Not Designated as Hedges

Risk exposure	Variability in cash flows of interest payments on floating rate business loans, overnight funding and various LIBOR funding instruments.	Changes in value on fixed rate long-term debt, CDs, FHLB advances, loans and state and political subdivision securities due to changes in interest rates.
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
Not applicable

Treatment if transaction is no longer probable of occurring during forecast period or within a short period thereafter	Hedge accounting is ceased and any gain or loss in AOCI is reported in earnings immediately.	Not applicable	Not applicable

The following table presents information about BB&T's cash flow and fair value hedges:

	March 31, 2016		December 31, 2015
	(Dollars in millions)
Cash flow hedges:
Net unrecognized after-tax loss on active hedges recorded in AOCI	$(246)		$(134)
Net unrecognized after-tax gain on terminated hedges recorded in AOCI (to be recognized in earnings through 2022)	48		50
Estimated portion of net after-tax loss on active and terminated hedges to be reclassified from AOCI into earnings during the next 12 months	8		(7)
Maximum time period over which BB&T has hedged a portion of the variability in future cash flows for forecasted transactions excluding those transactions relating to the payment of variable interest on existing instruments	6	yrs	7	yrs

Fair value hedges:
Unrecognized pre-tax net gain on terminated hedges (to be recognized as interest primarily through 2019)	$121		$138
Portion of pre-tax net gain on terminated hedges to be recognized as a change in interest during the next 12 months	51		57

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

	March 31, 2016	December 31, 2015
	(Dollars in millions)
Dealer Counterparties:
Cash collateral received from dealer counterparties	$396	$283
Derivatives in a net gain position secured by that collateral	408	301
Unsecured positions in a net gain with dealer counterparties after collateral postings	13	18

Cash collateral posted to dealer counterparties	179	156
Derivatives in a net loss position secured by that collateral	184	161
Additional collateral that would have been posted had BB&T's credit ratings dropped below investment grade	5	6

Central Clearing Parties:
Cash collateral, including initial margin, posted to central clearing parties	370	223
Derivatives in a net loss position secured by that collateral	394	227
Securities pledged to central clearing parties	190	207

NOTE 16. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions, except per share data, shares in thousands)
Net income available to common shareholders	$527	$488

Weighted average number of common shares	781,193	721,639
Effect of dilutive outstanding equity-based awards	8,983	9,872
Weighted average number of diluted common shares	790,176	731,511

Basic EPS	$0.67	$0.68

Diluted EPS	$0.67	$0.67

Anti-dilutive awards	10,711	11,543

NOTE 17. Operating Segments

The following tables disclose selected financial information with respect to reportable segments for the periods indicated:

Reportable Segments
Three Months Ended March 31, 2016 and 2015

	Community Banking		Residential Mortgage Banking		Dealer Financial Services		Specialized Lending
	2016	2015	2016	2015	2016	2015	2016	2015
	(Dollars in millions)
Net interest income (expense)	$530	$426	$332	$341	$229	$213	$178	$146
Net intersegment interest income (expense)	389	283	(227)	(232)	(40)	(38)	(68)	(54)
Segment net interest income	919	709	105	109	189	175	110	92
Allocated provision for loan and lease losses	(10)	13	11	(12)	76	61	18	12
Noninterest income	288	271	71	84	1	—	65	61
Intersegment net referral fees (expense)	30	31	—	1	—	—	—	—
Noninterest expense	422	358	76	80	35	32	65	57
Amortization of intangibles	5	6	—	—	—	—	1	1
Allocated corporate expenses	332	305	26	23	11	9	18	15
Income (loss) before income taxes	488	329	63	103	68	73	73	68
Provision (benefit) for income taxes	178	120	24	39	26	28	17	15
Segment net income (loss)	$310	$209	$39	$64	$42	$45	$56	$53

Identifiable assets (period end)	$66,504	$55,277	$33,208	$34,323	$14,692	$14,012	$18,186	$16,137

	Insurance Holdings		Financial Services		Other, Treasury and Corporate (1)		Total BB&T Corporation
	2016	2015	2016	2015	2016	2015	2016	2015
	(Dollars in millions)
Net interest income (expense)	$—	$1	$62	$50	$198	$135	$1,529	$1,312
Net intersegment interest income (expense)	1	2	88	71	(143)	(32)	—	—
Segment net interest income	1	3	150	121	55	103	1,529	1,312
Allocated provision for loan and lease losses	—	—	90	24	(1)	1	184	99
Noninterest income	421	442	197	202	(27)	(63)	1,016	997
Intersegment net referral fees (expense)	—	—	3	3	(33)	(35)	—	—
Noninterest expense	299	302	181	162	435	410	1,513	1,401
Amortization of intangibles	11	12	1	1	14	1	32	21
Allocated corporate expenses	28	25	37	34	(452)	(411)	—	—
Income (loss) before income taxes	84	106	41	105	(1)	4	816	788
Provision (benefit) for income taxes	31	34	15	39	(45)	(34)	246	241
Segment net income (loss)	$53	$72	$26	$66	$44	$38	$570	$547

Identifiable assets (period end)	$2,800	$2,811	$17,816	$14,067	$59,199	$52,601	$212,405	$189,228

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, regarding the financial condition, results of operations, business plans and the future performance of BB&T. Forward-looking statements are not based on historical facts but instead represent management’s expectations and assumptions regarding BB&T’s business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. BB&T’s actual results may differ materially from those contemplated by the forward-looking statements. Words such as "anticipates, "believes," "estimates," "expects," "forecasts," "intends," "plans," "projects," "may," "will," “should," "could," and other similar expressions are intended to identify these forward-looking statements. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation:

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

•
changes in the interest rate environment, including interest rate changes made by the Federal Reserve or the possibility of a negative interest rate scenario, as well as cash flow reassessments may reduce NIM and/or the volumes and values of loans made or held as well as the value of other financial assets held;

•	competitive pressures among depository and other financial institutions may increase significantly;

•	legislative, regulatory or accounting changes, including changes resulting from the adoption and implementation of the Dodd-Frank Act may adversely affect the businesses in which BB&T is engaged;

•	local, state or federal taxing authorities may take tax positions that are adverse to BB&T;

•	a reduction may occur in BB&T's credit ratings;

•	adverse changes may occur in the securities markets;

•	competitors of BB&T may have greater financial resources or develop products that enable them to compete more successfully than BB&T and may be subject to different regulatory standards than BB&T;

•
cyber-security risks, including "denial of service," "hacking" and "identity theft," could adversely affect BB&T's business and financial performance or reputation, and BB&T could be liable for financial losses incurred by third parties due to breaches of data shared between financial institutions;

•
natural or other disasters, including acts of domestic or foreign terrorism, could have an adverse effect on BB&T in that such events could materially disrupt BB&T's operations or the ability or willingness of BB&T's customers to access the financial services BB&T offers;

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

•
unfavorable resolution of legal proceedings or other claims and regulatory and other governmental investigations or other inquiries could result in negative publicity, protests, fines, penalties, restrictions on BB&T's operations or ability to expand its business and other negative consequences, all of which could cause reputational damage and adversely impact BB&T's financial conditions and results of operations;

•	deposit attrition, customer loss and/or revenue loss following completed mergers and acquisitions may be greater than expected;

•
higher than expected costs related to information technology infrastructure or a failure to successfully implement future system enhancements could adversely impact BB&T's financial condition and results of operations and could result in significant additional costs to BB&T; and

•
widespread system outages, caused by the failure of critical internal systems or critical services provided by third parties, could adversely impact BB&T's financial conditions and results of operations.

These and other risk factors are more fully described in this report and in BB&T's Annual Report on Form 10-K for the year ended December 31, 2015 under the sections entitled "Item 1A. Risk Factors" and from time to time, in other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those expressed in or implied by any forward-looking statements. Except to the extent required by applicable law or regulation, BB&T undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

Regulatory Considerations

BB&T and its affiliates are subject to numerous examinations by federal and state banking regulators, as well as the SEC, FINRA, and various state insurance and securities regulators. BB&T has from time to time received requests for information from regulatory authorities in various states, including state insurance commissions and state attorneys general, securities regulators and other regulatory authorities, concerning their business practices. Such requests are considered incidental to the normal conduct of business. Refer to BB&T's Annual Report on Form 10-K for the year ended December 31, 2015 for additional disclosures with respect to laws and regulations affecting BB&T.

DIF Assessment

Under a rule adopted by the FDIC in 2011, regular assessment rates for all banks will decline when the reserve ratio reaches 1.15%, which the FDIC expects will occur during the first half of 2016. During March 2016, the FDIC adopted a final rule that imposes a surcharge of 4.5 cents per $100 of the assessment base, after making certain adjustments, for banks with total assets of at least $10 billion. The surcharge will last for a period currently estimated by the FDIC to be two years.

The final rule will become effective on July 1. If the reserve ratio reaches 1.15% before that date, surcharges will begin July 1. If the reserve ratio has not reached 1.15 percent by that date, surcharges will begin the first quarter after the reserve ratio reaches 1.15%. BB&T estimates that the net effect of the proposed changes would increase BB&T's total annual assessment by an amount within the range of $40 million to $50 million.

Amendments to Stress Test Rules

The FDIC has modified the "as-of" dates for financial data that covered banks with more than $10 billion in assets will use to perform their stress tests as well as the reporting dates and public disclosure dates of the annual stress tests. The revisions to the regulations became effective on January 1, 2016.

HMDA Regulations

The CFPB has issued final rules changing the reporting requirements for lenders under the HMDA. The new rules expand the range of transactions subject to these requirements to include small business lending. The rules also increase the overall amount of data required to be collected and submitted, including additional data points about the applicable loans and expanded data about the borrowers. BB&T will be required to begin collecting the expanded data on January 1, 2018.

Liquidity Coverage Ratio: Liquidity Risk Measurement Standards

The OCC, the FRB, and the FDIC have adopted a final rule that implements a quantitative liquidity requirement consistent with the liquidity coverage ratio standard established by the BCBS. Refer to "Market Risk Management" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section herein for additional information.

U.S. Implementation of Basel III

BB&T is currently under the standardized approach for risk weightings. Institutions with greater than $250 billion in assets or $10 billion in foreign assets are considered advanced approaches banking organizations, which results in a more complex calculation of RWA that includes an assessment of the impact of operational risk, among other changes. In addition, advanced approaches institutions have additional reporting requirements and must calculate capital under both the standardized approach and the advanced approaches and use the more conservative result. BB&T is preparing to comply with the advanced approaches requirements as it would become subject to these requirements upon exceeding either of the asset thresholds.

Effective January 1, 2016, Branch Bank became subject to the capital conservation buffer, which requires calculation and public disclosure of the amount of the buffer, the eligible retained income and any limitations on distributions and discretionary bonuses resulting from the buffer, including the maximum payout amount for the quarter. The capital conservation buffer requirements do not currently result in any limitations on distributions or discretionary bonuses for Branch Bank.

Pay Ratio Disclosure

The SEC has adopted amendments to Item 402 of Regulation S-K to require disclosure of: (1) the median compensation amount of the annual total compensation of all employees of a registrant (excluding the CEO), (2) the annual total compensation of that registrant's CEO and (3) the ratio of the median of the annual total compensation of all employees (excluding the CEO) to the annual total compensation of the CEO. The rules will require such pay ratio disclosure information for the first fiscal year beginning on or after January 1, 2017.

Volcker Rule

The Volcker Rule prohibits IDIs from engaging in short-term proprietary trading of certain securities, derivatives, commodity futures and options for their own account and also imposes limits on certain relationships with hedge funds or private equity funds. The rules provide certain exemptions and also clarify that certain activities are not prohibited, including acting as agent, broker, or custodian.

Banking entities were required to conform proprietary trading activities to the final rule by July 21, 2015. The FRB extended the compliance deadline to July 21, 2016 (and announced the intention to further extend the deadline to July 21, 2017) for purposes of conforming investments in and relationships with covered funds and foreign funds that were in place prior to December 31, 2013. Complying with these requirements is not expected to have a material impact on BB&T's consolidated financial position, results of operations or cash flows.

FDIC Recordkeeping Requirements

The FDIC has released a proposed rule to facilitate prompt payment of FDIC-insured deposits when large IDIs fail. The proposal would require IDIs with two million or more deposit accounts to maintain complete and accurate data on each depositor's ownership interest by right and capacity and to develop the capability to calculate the insured and uninsured amounts for each deposit owner by ownership right and capacity. This proposed rule is currently in the comment stage and, if enacted, would result in additional costs to BB&T.

Net Stable Funding Ratio: Liquidity Risk Measurement, Standards and Monitoring

The OCC, the FRB and the FDIC have adopted a final rule that implements a quantitative liquidity requirement consistent with the net stable funding ratio standard established by the BCBS. Refer to the "Liquidity" section in "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein for additional information.

Executive Summary

Consolidated net income available to common shareholders for the first quarter of 2016 was $527 million, an increase of $39 million compared to the same quarter of 2015. On a diluted per common share basis, earnings for the first quarter of 2016 were $0.67, flat compared to the first quarter of 2015.

BB&T's results of operations for the first quarter of 2016 produced an annualized return on average assets of 1.09%, an annualized return on average risk-weighted assets of 1.38% and an annualized return on average common shareholders' equity of 8.45%, compared to earlier quarter ratios of 1.18%, 1.48% and 9.05%, respectively. BB&T's return on average tangible common shareholders' equity was 13.87% for the first quarter of 2016, compared to 14.00% for the first quarter of 2015.

Total revenues on a FTE basis were $2.6 billion for the first quarter of 2016, up $240 million compared to the same period in 2015 largely the result of prior year acquisition activity.

Net interest margin was 3.43%, compared to 3.33% for the first quarter of 2015. Average earning assets increased $20.2 billion, or 12.4%, while average interest-bearing liabilities increased $12.9 billion, or 11.1%, both of which were primarily driven by acquisitions. The annualized yield on the total loan portfolio for the first quarter was 4.35%, an increase of 12 basis points compared to the earlier quarter, primarily due to higher yields associated with acquired loans. The annualized fully taxable-equivalent yield on the average securities portfolio for the first quarter was 2.40%, compared to 2.47% for the earlier quarter.

The average annualized cost of interest-bearing deposits was 0.25%, flat compared to the earlier quarter. The average annualized rate paid on long-term debt was 2.19%, compared to 2.18% for the earlier quarter.

The $19 million increase in noninterest income compared to 2015 was driven by securities gains and improved FDIC loss share income, partially offset by lower other income as a result of a decrease in income related to assets for certain post-employment benefits, which is offset in personnel expense. Additionally, insurance income declined following the sale of American Coastal, and mortgage banking income was lower due to volume.

Excluding PCI loans, the provision for credit losses was $182 million, compared to $105 million in the first quarter of 2015. The current quarter provision includes approximately $58 million related to the energy lending portfolio. Net charge-offs for the first quarter of 2016, excluding PCI loans, totaled $154 million, up $54 million compared to the earlier quarter primarily due to $30 million in charge-offs related to the energy lending portfolio.

Noninterest expense was $1.5 billion for the first quarter of 2016, an increase of $123 million compared to the earlier quarter. This increase was driven by higher personnel expense, occupancy and equipment expense and other smaller categories of expense following the prior year acquisitions, partially offset by lower other expense.

The provision for income taxes was $246 million for the first quarter of 2016, compared to $241 million for the earlier quarter. This produced an effective tax rate for the first quarter of 2016 of 30.1%, compared to 30.6% for the first quarter of 2015.

On April 1, 2016, BB&T purchased all of the outstanding common stock of National Penn Bancshares, Inc. for total consideration of $1.6 billion, which consisted of approximately $550 million in cash and the remainder in stock. National Penn had 126 financial centers, $9.6 billion of total assets and $6.6 billion of deposits. Also on April 1, 2016, BB&T purchased insurance broker CGSC North America Holdings Corporation ("Swett & Crawford") from Cooper Gay Swett & Crawford for $500 million in cash.

Refer to BB&T's Annual Report on Form 10-K for the year ended December 31, 2015 for additional information with respect to BB&T's recent accomplishments and significant challenges.

Analysis of Results of Operations

Net Interest Income and NIM

First Quarter 2016 compared to First Quarter 2015

Net interest income on a FTE basis was $1.6 billion for the first quarter of 2016, an increase of $221 million or 16.4% compared to the same period in 2015. Interest income increased $232 million, which reflects the acquisitions of Susquehanna and The Bank of Kentucky during 2015. Interest expense was up $11 million, reflecting prior year acquisition activity partially offset by the termination of certain higher-rate FLHB advances.

Net interest margin was 3.43%, compared to 3.33% for the earlier quarter. Average earning assets increased $20.2 billion, or 12.4%, while average interest-bearing liabilities increased $12.9 billion, or 11.1%, both of which were primarily driven by acquisitions. The annualized yield on the total loan portfolio for the first quarter was 4.35%, an increase of 12 basis points compared to the earlier quarter, which primarily reflects the impact of Susquehanna purchase accounting and higher average balances for other lending subsidiaries, partially offset by runoff of loans acquired from the FDIC. The annualized fully taxable-equivalent yield on the average securities portfolio for the first quarter was 2.40%, compared to 2.47% for the earlier period. This decline reflects lower rates on mortgage-backed securities, runoff of securities acquired from the FDIC and larger holdings in U.S. Treasuries and MBS issued by GSE.

The average annualized cost of interest-bearing deposits was 0.25%, flat compared to the earlier quarter. The average annualized rate paid on long-term debt was 2.19%, compared to 2.18% for the earlier quarter.

The following table sets forth the major components of net interest income and the related annualized yields and rates as well as the variances between the periods caused by changes in interest rates versus changes in volumes. Changes attributable to the mix of assets and liabilities have been allocated proportionally between the changes due to rate and the changes due to volume.

Table 1
FTE Net Interest Income and Rate / Volume Analysis (1)
Three Months Ended March 31, 2016 and 2015

	Average Balances (6)		Annualized Yield/Rate		Income/Expense		Increase	Change due to
	2016	2015	2016	2015	2016	2015	(Decrease)	Rate	Volume
	(Dollars in millions)
Assets
Total securities, at amortized cost (2)
U.S. Treasury	$2,777	$2,497	1.70%	1.49%	$12	$9	$3	$2	1
GSE	5,065	5,394	2.11	2.13	27	29	(2)	—	(2)
Agency MBS	33,774	29,679	1.98	2.04	167	153	14	(5)	19
States and political subdivisions	1,989	1,823	5.30	5.80	26	26	—	(2)	2
Non-agency MBS	166	228	8.27	7.87	3	4	(1)	—	(1)
Other	62	643	1.57	1.39	—	2	(2)	—	(2)
Acquired from FDIC	747	869	17.20	14.46	32	31	1	6	(5)
Total securities	44,580	41,133	2.40	2.47	267	254	13	1	12
Other earning assets (3)	3,404	1,999	2.87	3.13	25	16	9	(1)	10
Loans and leases, net of unearned income (4)(5)
Commercial:
Commercial and industrial	48,013	41,448	3.29	3.19	392	326	66	11	55
CRE-income producing properties	13,490	10,680	3.77	3.39	127	89	38	11	27
CRE-construction and development	3,619	2,734	3.75	3.32	34	22	12	3	9
Dealer floor plan	1,239	1,040	2.02	1.80	6	5	1	1	—
Direct retail lending	11,107	8,191	4.23	4.08	118	82	36	3	33
Sales finance	10,049	9,458	3.01	2.72	75	63	12	8	4
Revolving credit	2,463	2,385	8.82	8.85	54	52	2	—	2
Residential mortgage	29,864	30,427	4.10	4.11	305	312	(7)	(1)	(6)
Other lending subsidiaries	13,439	11,318	8.56	8.92	286	249	37	(10)	47
PCI	1,098	1,156	21.69	15.85	59	45	14	16	(2)
Total loans and leases HFI	134,381	118,837	4.35	4.24	1,456	1,245	211	42	169
LHFS	1,247	1,398	3.77	3.61	12	13	(1)	1	(2)
Total loans and leases	135,628	120,235	4.35	4.23	1,468	1,258	210	43	167
Total earning assets	183,612	163,367	3.85	3.77	1,760	1,528	232	43	189
Nonearning assets	26,490	23,930
Total assets	$210,102	$187,297

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-checking	$25,604	$20,623	0.13	0.07	8	4	4	3	1
Money market and savings	60,424	51,644	0.21	0.17	32	22	10	6	4
Time deposits	16,884	17,000	0.55	0.71	23	29	(6)	(6)	—
Foreign deposits - interest-bearing	752	563	0.36	0.08	1	—	1	1	—
Total interest-bearing deposits	103,664	89,830	0.25	0.25	64	55	9	4	5
Short-term borrowings	2,771	3,539	0.36	0.11	2	1	1	1	—
Long-term debt	22,907	23,043	2.19	2.18	126	125	1	1	—
Total interest-bearing liabilities	129,342	116,412	0.60	0.63	192	181	11	6	5
Noninterest-bearing deposits	46,203	39,701
Other liabilities	6,731	6,618
Shareholders' equity	27,826	24,566
Total liabilities and shareholders' equity	$210,102	$187,297
Average interest rate spread			3.25%	3.14%
NIM/net interest income			3.43%	3.33%	$1,568	$1,347	$221	$37	$184
Taxable-equivalent adjustment					$39	$35

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

Provision for Credit Losses

First Quarter 2016 compared to First Quarter 2015

The provision for credit losses totaled $184 million for the first quarter of 2016, compared to $99 million for the same period of the prior year. The current quarter provision included approximately $58 million related to the energy lending portfolio.

Net charge-offs were $154 million for the first quarter of 2016 and $101 million for the first quarter of 2015. This increase includes $30 million of net charge-offs related to the energy lending portfolio. Net charge-offs were 0.46% of average loans and leases on an annualized basis for the first quarter of 2016, compared to 0.34% of average loans and leases for the same period in 2015, primarily related to energy lending as described above.

Noninterest Income

First Quarter 2016 compared to First Quarter 2015

Noninterest income for the first quarter of 2016 increased $19 million compared to the earlier quarter. This increase was driven by higher securities gains and better FDIC loss share income partially offset by lower other income, insurance income and mortgage banking income.

Securities gains increased $45 million as the result of opportunistic sales of securities in the current quarter. FDIC loss share income improved $19 million primarily due to lower loan-related accretion.

Other income decreased $41 million primarily due to lower income related to assets for certain post-employment benefits (which is offset in personnel expense) and lower partnerships and investment income. Insurance income declined $21 million primarily due to the sale of American Coastal during the second quarter of 2015, which resulted in a $34 million reduction in revenue, partially offset by higher commission income in the property and casualty insurance business. Mortgage banking income declined $19 million, driven by $14 million of lower gains on saleable loans.

The remaining categories of noninterest income totaled $479 million for the current quarter, compared to $443 million for the first quarter of 2015, primarily reflecting the impact of acquisition activity.

Noninterest Expense

First Quarter 2016 compared to First Quarter 2015

Noninterest expense for the first quarter of 2016 was $1.5 billion, an increase of $123 million compared to the earlier quarter. This increase reflects higher expense in a number of categories primarily resulting from acquisition activity, partially offset by a reduction in other expense.

Personnel expense increased $85 million, driven by a $70 million increase in salaries, which reflects an increase in FTEs of approximately 3,600 primarily resulting from the prior year acquisitions. Incentive expense increased $17 million partially due to improved performance relative to target measures. Pension expense increased $11 million due to changes in actuarial assumptions. These increases were partially offset by a $25 million decrease in certain post-employment benefits expense (offset in other income).

Occupancy and equipment expense, outside IT services, amortization of intangibles and merger-related and restructuring charges increased $24 million, $11 million, $11 million and $10 million, respectively, as a result of acquisition activity.

Other expense decreased $21 million primarily due to the sale of American Coastal.

The remaining categories of noninterest expense totaled $145 million for the current quarter, compared to $142 million for the first quarter of 2015, primarily reflecting the impact of acquisition activity.

Provision for Income Taxes

First Quarter 2016 compared to First Quarter 2015

The provision for income taxes was $246 million for the first quarter of 2016, compared to $241 million for the earlier quarter. This produced an effective tax rate for the first quarter of 2016 of 30.1%, compared to 30.6% for the earlier quarter.

Refer to Note 11 "Income Taxes" in the "Notes to Consolidated Financial Statements" for a discussion of uncertain tax positions and other tax matters.

Segment Results

See the "Operating Segments" Note in the "Notes to Consolidated Financial Statements" contained herein and BB&T's Annual Report on Form 10-K for the year ended December 31, 2015, for additional disclosures related to BB&T's reportable business segments. Fluctuations in noninterest income and noninterest expense incurred directly by the segments are more fully discussed in the "Noninterest Income" and "Noninterest Expense" sections above.

The financial information related to Susquehanna's operations was included in the Other, Treasury & Corporate segment until the systems conversion, which occurred during the fourth quarter of 2015.

Table 2
Net Income by Reportable Segments

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Community Banking	$310	$209
Residential Mortgage Banking	39	64
Dealer Financial Services	42	45
Specialized Lending	56	53
Insurance Holdings	53	72
Financial Services	26	66
Other, Treasury and Corporate	44	38
BB&T Corporation	$570	$547

First Quarter 2016 compared to First Quarter 2015

Community Banking

Community Banking serves individual and business clients by offering a variety of loan and deposit products and other financial services. The segment is primarily responsible for acquiring and maintaining client relationships.

Community Banking net income was $310 million for the first quarter of 2016, an increase of $101 million compared to the earlier quarter. Segment net interest income and noninterest income increased $210 million and $17 million, respectively, primarily driven by the prior-year acquisition activity.

The allocated provision for credit losses decreased $23 million as a result of lower loss estimates in the commercial loan portfolio. Noninterest expense increased $64 million driven by higher personnel and occupancy and equipment expense, primarily attributable to the acquisitions. Allocated corporate expense increased by $27 million compared to the earlier quarter, primarily driven by acquisitions.

Residential Mortgage Banking

Residential Mortgage Banking retains and services mortgage loans originated by BB&T as well as loans purchased from various correspondent originators. Mortgage products include fixed and adjustable-rate government guaranteed and conventional loans used for the purpose of constructing, purchasing or refinancing residential properties. Substantially all of the properties are owner-occupied.

Residential Mortgage Banking net income was $39 million for the first quarter of 2016, a decrease of $25 million compared to the earlier quarter. Noninterest income decreased $13 million, driven by lower gains on sales of loans. The allocated provision for credit losses increased $23 million as the earlier quarter reflected improvement in loss severity trends.

Dealer Financial Services

Dealer Financial Services originates loans to consumers for the purchase of automobiles. These loans are originated on an indirect basis through approved franchised and independent automobile dealers throughout BB&T's market area through BB&T Dealer Finance, and on a national basis through Regional Acceptance Corporation. Dealer Financial Services also originates loans for the purchase of recreational and marine vehicles and, in conjunction with the Community Bank, provides financing and servicing to dealers for their inventories. The Susquehanna consumer auto leasing portfolio was moved to the Dealer Financial Services segment from the Other, Treasury, and Corporate segment in November 2015 in connection with the Susquehanna systems conversion.

Dealer Financial Services net income was $42 million for the first quarter of 2016, a decrease of $3 million compared to the earlier quarter. Segment net interest income increased $14 million, primarily due to the addition of Susquehanna’s consumer auto leasing business as well as growth in the Regional Acceptance loan portfolio. The allocated provision for credit losses increased $15 million, driven by higher net charge-offs in the Regional Acceptance loan portfolio due to portfolio mix and an increase in loss severity.

Specialized Lending

Specialized Lending consists of businesses that provide specialty finance solutions to commercial and consumer clients including: commercial finance, mortgage warehouse lending, tax-exempt financing for local governments and special-purpose districts, equipment leasing, full-service commercial mortgage banking, commercial and retail insurance premium finance, and dealer-based financing of equipment for consumers and small businesses. The small business equipment finance group, a former subsidiary of Susquehanna, was moved to the Specialized Lending segment from the Other, Treasury, and Corporate segment in connection with the systems conversion during November 2015.

Specialized Lending net income was $56 million for the first quarter of 2016, an increase of $3 million compared to the earlier quarter. Segment net interest income increased $18 million, primarily attributable to the addition of Susquehanna’s small business equipment finance group as well as growth in the small ticket consumer finance portfolio, partially offset by lower interest rates on new loans. This increase was partially offset by a higher allocated provision for credit losses driven by net charge-offs in the small business equipment finance portfolio and the small ticket consumer finance portfolio as well as higher noninterest expense primarily due to higher personnel expense, loan processing expense and depreciation of property under operating leases.

Insurance Holdings

BB&T's insurance agency / brokerage network is the fifth largest in the United States and sixth largest in the world. Insurance Holdings provides property and casualty, life and health insurance to businesses and individual clients. It also provides small business and corporate products, such as workers compensation and professional liability, as well as surety coverage and title insurance.

Insurance Holdings net income was $53 million for the first quarter of 2016, a decrease of $19 million compared to the earlier quarter. Noninterest income decreased $21 million, primarily due to the sale of American Coastal in the second quarter of 2015, partially offset by higher performance-based commissions in the commercial property and casualty business.

Financial Services

Financial Services provides personal trust administration, estate planning, investment counseling, wealth management, asset management, employee benefits services, corporate banking and corporate trust services to individuals, corporations, institutions, foundations and government entities. In addition, Financial Services offers clients a variety of investment services, including discount brokerage services, equities, annuities, mutual funds and government bonds through BB&T Investment Services, Inc. The segment includes BB&T Securities, a full-service brokerage and investment banking firm, and the Corporate Banking Division, which originates and services large corporate relationships, syndicated lending relationships and client derivatives. The segment also includes the company's SBIC private equity investments. Various financial-related business units of Susquehanna moved into the Financial Services segment in connection with the systems conversion during November 2015.

Financial Services net income was $26 million in the first quarter of 2016, a decrease of $40 million compared to the earlier quarter. Segment net interest income increased $29 million, primarily driven by higher loan and deposit balances for Corporate Banking and BB&T Wealth. The allocated provision for credit losses increased $66 million in the first quarter of 2016, driven by higher net charge-offs and loss estimates for the Corporate Banking loan portfolio related to the energy lending portfolio. Noninterest expense increased $19 million compared to the prior quarter, primarily due to higher personnel expense and merger-related and restructuring charges.

Other, Treasury & Corporate

Net income in Other, Treasury & Corporate can vary due to the changing needs of the Corporation, including the size of the investment portfolio, the need for wholesale funding and income received from derivatives used to hedge the balance sheet.

Other, Treasury & Corporate generated net income of $44 million for the first quarter of 2016, an increase of $6 million compared to the earlier quarter. Segment net interest income decreased $48 million driven primarily by higher funding spreads on deposits allocated to other segments. Noninterest income increased $36 million, driven by higher net securities gains and improved FDIC loss share income. Noninterest expense increased $25 million, primarily due to higher occupancy and equipment, IT professional services and software expense. Amortization of intangibles increased $13 million primarily related to prior year acquisitions. Allocated corporate expense decreased by $41 million, reflecting increases in corporate expense allocated to the operating segments.

Analysis of Financial Condition

Investment Activities

The total securities portfolio was $46.5 billion at March 31, 2016, compared to $43.8 billion at December 31, 2015. As of March 31, 2016, the securities portfolio included $27.1 billion of AFS securities (at fair value) and $19.4 billion of HTM securities (at amortized cost).

The effective duration of the securities portfolio was 3.5 years at March 31, 2016, compared to 4.0 years at December 31, 2015. The duration of the securities portfolio excludes equity securities, auction rate securities and certain non-agency residential MBS that were acquired in the Colonial acquisition.

See the "Securities" Note in the "Notes to Consolidated Financial Statements" herein for additional disclosures related to BB&T's evaluation of securities for OTTI.

Lending Activities

Loans HFI totaled $135.1 billion at March 31, 2016, compared to $136.0 billion at December 31, 2015. The decrease in loans HFI was primarily due to declines in sales finance and residential mortgage. The decline in sales finance loans was partially due to dealer pricing structure changes implemented during the third quarter of 2015, which continue to have a runoff effect on the overall loan balance as a result of reduced loan production. Residential mortgage loans are down due to management's current strategy of selling substantially all conforming mortgage loan production.

The following table presents the composition of average loans and leases:

Table 3
Composition of Average Loans and Leases

	For the Three Months Ended
	3/31/2016	12/31/2015	9/30/2015	6/30/2015	3/31/2015
	(Dollars in millions)
Commercial and industrial	$48,013	$48,047	$46,462	$42,541	$41,448
CRE-income producing properties	13,490	13,264	12,514	10,730	10,680
CRE-construction and development	3,619	3,766	3,502	2,767	2,734
Dealer floor plan	1,239	1,164	1,056	1,010	1,040
Direct retail lending	11,107	10,896	9,926	8,449	8,191
Sales finance	10,049	10,533	10,386	9,507	9,458
Revolving credit	2,463	2,458	2,421	2,365	2,385
Residential mortgage	29,864	30,334	30,384	29,862	30,427
Other lending subsidiaries	13,439	13,281	12,837	11,701	11,318
PCI	1,098	1,070	1,052	1,055	1,156
Total average loans and leases HFI	$134,381	$134,813	$130,540	$119,987	$118,837

Average loans held for investment for the first quarter of 2016 were $134.4 billion, down $432 million compared to the fourth quarter of 2015.

Average sales finance loans declined approximately $484 million, which was partially due to lower originations as a result of the dealer pricing structure changes implemented during the third quarter of 2015. Average residential mortgage loans decreased approximately $470 million excluding acquisitions, which reflects the continued strategy to sell conforming residential mortgage loan production. Average commercial real estate – construction and development loans decreased $147 million.

Average commercial real estate – income producing properties loans increased $226 million, direct retail lending average loans increased $211 million and other lending subsidiaries average loans increased $158 million. Dealer floor plan average loans were up $75 million, or 25.9% annualized, due to strong organic growth.

Asset Quality

Nonperforming assets totaled $903 million at March 31, 2016, an increase of $191 million compared to December 31, 2015. This increase reflects $206 million of commercial and industrial NPLs that were downgraded as a result of a review of shared national credits in the energy lending portfolio. At March 31, 2016, nonperforming loans and leases represented 0.58% of loans and leases held for investment, compared to 0.42% at December 31, 2015.

The following table presents activity related to NPAs, excluding foreclosed real estate acquired from the FDIC:

Table 4
Rollforward of NPAs

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Beginning balance	$686	$726
New NPAs	595	298
Advances and principal increases	28	11
Disposals of foreclosed assets (1)	(131)	(110)
Disposals of NPLs (2)	(45)	(35)
Charge-offs and losses	(105)	(64)
Payments	(113)	(77)
Transfers to performing status	(35)	(37)
Ending balance	$880	$712
_________

(1)	Includes charge-offs and losses recorded upon sale of $50 million and $38 million for the three months March 31, 2016 and 2015, respectively.

(2)	Includes charge-offs and losses recorded upon sale of $3 million for the three months March 31, 2016 and 2015.

The following tables summarize asset quality information for the past five quarters. As more fully described below, this information has been adjusted to exclude certain components:

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

•
In addition, BB&T has concluded that the inclusion of PCI loans in "Loans 90 days or more past due and still accruing as a percentage of total loans and leases" may result in significant distortion to this ratio. The inclusion of these loans could result in a lack of comparability across quarters or years, and could negatively impact comparability with other portfolios that were subject to different accounting requirements. BB&T believes that the presentation of this asset quality measure excluding PCI loans provides additional perspective into underlying trends related to the quality of its loan portfolio. Accordingly, the asset quality measures in Table 6 present asset quality information on a consolidated basis as well as "Loans 90 days or more past due and still accruing as a percentage of total loans and leases" excluding PCI loans.

Table 5
Asset Quality

	Three Months Ended
	3/31/2016	12/31/2015	9/30/2015	6/30/2015	3/31/2015
	(Dollars in millions)
NPAs (1)
NPLs:
Commercial and industrial	$442	$237	$211	$198	$230
CRE-income producing properties	48	38	45	59	63
CRE-construction and development	11	13	24	16	18
Dealer floor plan	—	—	7	7	—
Direct retail lending	51	43	39	41	47
Sales finance	7	7	6	6	7
Residential mortgage (2)	163	173	196	188	183
Other lending subsidiaries	64	65	57	57	51
Total nonaccrual loans and leases HFI (2)	786	576	585	572	599
Foreclosed real estate	66	82	85	86	90
Foreclosed real estate-acquired from FDIC and PCI	23	26	45	47	53
Other foreclosed property	28	28	29	24	23
Total NPAs (1)(2)	$903	$712	$744	$729	$765

Performing TDRs (3)
Commercial and industrial	$52	$49	$54	$75	$54
CRE-income producing properties	18	13	12	21	15
CRE-construction and development	13	16	14	23	25
Direct retail lending	70	72	75	81	84
Sales finance	17	17	18	18	18
Revolving credit	32	33	34	36	38
Residential mortgage-nonguaranteed	281	288	275	273	269
Residential mortgage-government guaranteed	317	316	321	328	325
Other lending subsidiaries	181	178	173	172	168
Total performing TDRs (3)	$981	$982	$976	$1,027	$996

Loans 90 days or more past due and still accruing
Direct retail lending	$6	$7	$12	$10	$9
Sales finance	4	5	4	4	3
Revolving credit	10	10	9	9	10
Residential mortgage-nonguaranteed	55	55	61	60	59
Residential mortgage-government guaranteed (4)	111	121	128	154	157
PCI	100	114	167	124	154
Total loans 90 days or more past due and still accruing (4)	$286	$312	$381	$361	$392

Loans 30-89 days past due
Commercial and industrial	$27	$36	$26	$16	$20
CRE-income producing properties	7	13	6	4	7
CRE-construction and development	6	9	2	3	2
Direct retail lending	48	58	46	41	40
Sales finance	53	72	63	53	49
Revolving credit	18	22	20	19	19
Residential mortgage-nonguaranteed	350	397	368	362	356
Residential mortgage-government guaranteed (5)	64	75	73	74	68
Other lending subsidiaries	207	304	274	230	151
PCI	43	42	28	31	47
Total loans 30-89 days past due (5)	$823	$1,028	$906	$833	$759

___________
Excludes loans held for sale.

(1)	PCI loans are accounted for using the accretion method.

(2)
During the first quarter of 2016, approximately $32 million of nonaccrual residential mortgage loans were sold. During the fourth quarter of 2015, approximately $50 million of nonaccrual residential mortgage loans were sold.

(3)
Excludes TDRs that are nonperforming totaling $172 million, $146 million, $154 million, $127 million and $127 million at March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015, respectively. These amounts are included in total NPAs.

(4)
Excludes government guaranteed GNMA mortgage loans that BB&T has the right but not the obligation to repurchase that are 90 days or more past due totaling $323 million, $365 million, $353 million, $338 million and $361 million at March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015, respectively.

(5)
Excludes government guaranteed GNMA mortgage loans that BB&T has the right but not the obligation to repurchase that are past due 30-89 days totaling $2 million, $2 million, $3 million, $3 million and $2 million at March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015, respectively.

Table 6
Asset Quality Ratios

	As of / For the Three Months Ended
	3/31/2016	12/31/2015	9/30/2015	6/30/2015	3/31/2015
Asset Quality Ratios (including PCI):
Loans 30-89 days past due and still accruing as a percentage of loans and leases HFI (1)	0.61%	0.76%	0.67%	0.68%	0.63%
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI (1)	0.21	0.23	0.28	0.29	0.33
NPLs as a percentage of loans and leases HFI	0.58	0.42	0.43	0.47	0.50
NPAs as a percentage of:
Total assets	0.42	0.34	0.36	0.38	0.40
Loans and leases HFI plus foreclosed property	0.67	0.52	0.55	0.60	0.64
Net charge-offs as a percentage of average loans and leases HFI	0.46	0.38	0.32	0.33	0.34
ALLL as a percentage of loans and leases HFI	1.10	1.07	1.08	1.19	1.22
Ratio of ALLL to:
Net charge-offs	2.40x	2.83x	3.44x	3.71x	3.60x
NPLs	1.89	2.53	2.49	2.55	2.45

Asset Quality Ratios (excluding PCI) (2):
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI (1)	0.14%	0.15%	0.16%	0.19%	0.20%

___________
Applicable ratios are annualized.

(1)	Excludes government guaranteed GNMA mortgage loans that BB&T has the right but not the obligation to repurchase. Refer to the footnotes of Table 5 for amounts related to these loans.

(2)
These asset quality ratios have been adjusted to remove the impact of PCI. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios. Management believes the inclusion of PCI in certain asset quality ratios results in distortion of these ratios and they may not be comparable to other periods presented or to other portfolios that were subject to different accounting requirements.

Loans 30-89 days past due and still accruing, excluding government guaranteed GNMA mortgage loans that BB&T has the right but not the obligation to repurchase, totaled $823 million at March 31, 2016, a decrease of $205 million compared to the prior quarter. The decrease was primarily driven by a $97 million decrease in the other lending subsidiaries portfolio, which reflects seasonality in the nonprime auto lending business, a $58 million decrease in residential mortgage loans, a $19 million decrease in sales finance loans, and a $18 million decrease in commercial loans.

Loans 90 days or more past due and still accruing totaled $286 million at March 31, 2016, a decrease of $26 million compared to the prior quarter, primarily driven by loans acquired from the FDIC and PCI loans and residential mortgage loans. Excluding acquired from the FDIC and PCI loans, the ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.14% at March 31, 2016, a decline of one basis point compared to the prior quarter.

Problem loans include loans on nonaccrual status or loans that are 90 days or more past due and still accruing as disclosed in Table 5. In addition, for the commercial portfolio segment, loans that are rated special mention or substandard performing are closely monitored by management as potential problem loans. Refer to the "Loans and ACL" Note in the "Notes to Consolidated Financial Statements" herein for additional disclosures related to these potential problem loans.

Certain residential mortgage loans have an initial period where the borrower is only required to pay the periodic interest. After the interest-only period, the loan will require the payment of both interest and principal over the remaining term. At March 31, 2016 and December 31, 2015, approximately 3.3% of the outstanding balances of residential mortgage loans were in the interest-only phase. Approximately 91.1% of the interest-only balances will begin amortizing within the next three years. Approximately 1.5% of interest-only loans are 30 days or more past due and still accruing and 1.3% are on nonaccrual status.

Home equity lines, which are a component of the direct retail portfolio, generally require interest-only payments during the first 15 years after origination. After this initial period, the outstanding balance begins amortizing and requires the payment of both interest and principal. At March 31, 2016, approximately 75.4% of the outstanding balances of home equity lines were in the interest-only phase. Approximately 10.2% of these balances will begin amortizing within the next three years. The delinquency rate of interest-only lines is similar to amortizing lines.

TDRs occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term and a concession has been granted to the borrower. As a result, BB&T will work with the borrower to prevent further difficulties and ultimately improve the likelihood of recovery on the loan. To facilitate this process, a concessionary modification that would not otherwise be considered may be granted, resulting in classification of the loan as a TDR. Refer to the "Summary of Significant Accounting Policies" Note in the "Notes to Consolidated Financial Statements" in the Annual Report on Form 10-K for the year ended December 31, 2015 for additional policy information regarding TDRs.

Performing TDRs totaled $981 million at March 31, 2016, a decrease of $1 million compared to December 31, 2015. The following table provides a summary of HFI performing TDR activity:

Table 7
Rollforward of Performing TDRs

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Beginning balance	$982	$1,050
Inflows	103	112
Payments and payoffs	(43)	(75)
Charge-offs	(10)	(12)
Transfers to nonperforming TDRs, net	(20)	(20)
Removal due to the passage of time	(6)	(9)
Sold and transferred to LHFS	(25)	(50)
Ending balance	$981	$996

The following table provides further details regarding the payment status of TDRs outstanding at March 31, 2016:

Table 8
TDRs

	March 31, 2016
			Past Due		Past Due
	Current Status		30-89 Days		90 Days Or More		Total
	(Dollars in millions)
Performing TDRs (1):
Commercial and industrial	$51	98.1%	$1	1.9%	$—	—%	$52
CRE-income producing properties	18	100.0	—	—	—	—	18
CRE-construction and development	13	100.0	—	—	—	—	13
Direct retail lending	68	97.1	2	2.9	—	—	70
Sales finance	16	94.1	1	5.9	—	—	17
Revolving credit	28	87.5	3	9.4	1	3.1	32
Residential mortgage-nonguaranteed	236	84.0	40	14.2	5	1.8	281
Residential mortgage-government guaranteed	188	59.3	56	17.7	73	23.0	317
Other lending subsidiaries	159	87.8	22	12.2	—	—	181
Total performing TDRs	777	79.2	125	12.7	79	8.1	981
Nonperforming TDRs (2)	96	55.8	19	11.1	57	33.1	172
Total TDRs	$873	75.7	$144	12.5	$136	11.8	$1,153
___________

(1)	Past due performing TDRs are included in past due disclosures.

(2)	Nonperforming TDRs are included in NPL disclosures.

Allowance for Credit Losses

The ACL, which consists of the ALLL and the RUFC, totaled $1.6 billion at March 31, 2016, an increase of $30 million compared to December 31, 2015.

The allowance for loan and lease losses, excluding the allowance for loans acquired from the FDIC and PCI loans, was $1.4 billion, up $26 million compared to the prior quarter. The allowance for loans acquired from the FDIC and PCI loans was $63 million, essentially flat compared to the prior quarter. As of March 31, 2016, the total allowance for loan and lease losses was 1.10% of loans and leases held for investment, compared to 1.07% at December 31, 2015. These amounts include acquired loans, which do not receive an ALLL at the acquisition date.

The allowance for loan and lease losses was 1.89 times nonperforming loans and leases held for investment, compared to 2.53 times at December 31, 2015. This change reflects the increase in commercial nonaccrual loans discussed above. At March 31, 2016, the allowance for loan and lease losses was 2.40 times annualized net charge-offs, compared to 2.83 times at December 31, 2015.

The energy portfolio totals approximately $1.6 billion and has allocated reserves of 8.5%. This portfolio does not include any offshore, second lien or mezzanine loans.

Net charge-offs during the first quarter totaled $154 million, an increase of $24 million compared to the prior quarter, primarily due to $30 million of charge-offs related to the energy lending portfolio. As a percentage of average loans and leases, annualized net charge-offs were 0.46%, compared to 0.38% in the prior quarter.

Charge-offs related to PCI loans represent realized losses in certain acquired loan pools that exceed the amounts originally estimated at the acquisition date. This impairment was provided for in prior quarters and therefore the charge-offs have no impact on the Consolidated Statements of Income.

Refer to the "Loans and ACL" Note in the "Notes to Consolidated Financial Statements" for additional disclosures.

The following table presents an allocation of the ALLL at March 31, 2016 and December 31, 2015. This allocation of the ALLL is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 9
Allocation of ALLL by Category

	March 31, 2016		December 31, 2015
	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in millions)
Commercial and industrial	$499	36.1%	$466	35.8%
CRE-income producing properties	125	10.2	135	9.9
CRE-construction and development	32	2.5	37	2.7
Dealer floor plan	10	0.9	8	0.9
Direct retail lending	103	8.2	105	8.2
Sales finance	39	7.2	40	7.6
Revolving credit	100	1.8	104	1.8
Residential mortgage-nonguaranteed	197	21.6	194	21.8
Residential mortgage-government guaranteed	24	0.6	23	0.6
Other lending subsidiaries	296	10.1	287	9.9
PCI	63	0.8	61	0.8
Total ALLL	1,488	100.0%	1,460	100.0%
RUFC	92		90
Total ACL	$1,580		$1,550

Activity related to the ACL is presented in the following table:

Table 10
Analysis of ACL

	Three Months Ended
	3/31/2016	12/31/2015	9/30/2015	6/30/2015	3/31/2015
	(Dollars in millions)
Beginning balance	$1,550	$1,551	$1,535	$1,532	$1,534
Provision for credit losses (excluding PCI)	182	128	100	97	105
Provision (benefit) for PCI loans	2	1	3	—	(6)
Charge-offs:
Commercial and industrial	(56)	(19)	(16)	(32)	(14)
CRE-income producing properties	(2)	(3)	(4)	(4)	(9)
CRE-construction and development	—	(1)	(1)	—	(2)
Direct retail lending	(13)	(14)	(15)	(13)	(12)
Sales finance	(8)	(10)	(5)	(5)	(6)
Revolving credit	(19)	(16)	(17)	(19)	(18)
Residential mortgage-nonguaranteed	(7)	(14)	(7)	(8)	(11)
Residential mortgage-government guaranteed	(1)	(2)	(3)	(1)	—
Other lending subsidiaries	(92)	(85)	(77)	(57)	(67)
PCI	—	—	—	—	(1)
Total charge-offs	(198)	(164)	(145)	(139)	(140)

Recoveries:
Commercial and industrial	12	8	8	13	8
CRE-income producing properties	3	1	3	1	2
CRE-construction and development	1	2	3	2	4
Direct retail lending	7	6	8	7	8
Sales finance	3	2	2	2	3
Revolving credit	5	5	5	5	5
Residential mortgage-nonguaranteed	1	1	1	1	—
Other lending subsidiaries	12	9	8	10	9
Total recoveries	44	34	38	41	39
Net charge-offs	(154)	(130)	(107)	(98)	(101)
Other	—	—	20	4	—
Ending balance	$1,580	$1,550	$1,551	$1,535	$1,532

ALLL (excluding PCI)	$1,425	$1,399	$1,398	$1,400	$1,407
Allowance for PCI loans	63	61	60	57	57
RUFC	92	90	93	78	68
Total ACL	$1,580	$1,550	$1,551	$1,535	$1,532

FDIC Loss Share Receivable and Assets Acquired from the FDIC

In connection with the Colonial acquisition, Branch Bank entered into loss sharing agreements with the FDIC that outline the terms and conditions under which the FDIC will reimburse Branch Bank for a portion of the losses incurred on certain loans, OREO, investment securities and other assets. Refer to BB&T's Annual Report on Form 10-K for the year ended December 31, 2015 for additional information regarding the loss sharing agreements and a summary of the accounting treatment for related assets and liabilities. The following table presents the carrying amount of assets by loss share agreement:

Table 11
Assets Acquired from the FDIC by Loss Share Agreement

	March 31, 2016			December 31, 2015
	Commercial	Single Family	Total	Commercial	Single Family	Total
	(Dollars in millions)
Loans and leases	$259	$514	$773	$273	$539	$812
AFS securities	1,010	—	1,010	1,064	—	1,064
Other assets	27	24	51	32	27	59
Total assets acquired from the FDIC	$1,296	$538	$1,834	$1,369	$566	$1,935

UPB of loans and leases	$423	$691	$1,114	$462	$725	$1,187

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

The gain/loss sharing coverage related to the acquired AFS securities is based on a contractually-specified value of the securities as of the date of the commercial loss sharing agreement, adjusted to reflect subsequent pay-downs, redemptions or maturities on the underlying securities. The contractually-specified value of these securities was approximately $472 million and $492 million at March 31, 2016 and December 31, 2015, respectively. During the period of gain sharing (October 1, 2014 through September 30, 2017), any decline in the fair value of the acquired AFS securities down to the contractually-specified value would reduce BB&T's liability to the FDIC at the applicable loss sharing percentage. BB&T is not indemnified for declines in the fair value of the acquired securities below the contractually-specified amount.

The following table provides information related to the carrying amounts and fair values of the components of the FDIC loss share receivable (payable):

Table 12
FDIC Loss Share Receivable (Payable)

	March 31, 2016		December 31, 2015
Attributable to:	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in millions)
Loans	$246	$20	$285	$11
Securities	(527)	(511)	(536)	(518)
Aggregate loss calculation	(151)	(158)	(149)	(158)
Total	$(432)	$(649)	$(400)	$(665)

The decrease in the carrying amount of the FDIC loss share receivable attributable to loans acquired from the FDIC was due to the receipt of cash from the FDIC, negative accretion due to credit loss improvement and the offset to the provision for loans acquired from the FDIC. The change in the carrying amount attributable to the aggregate loss calculation is primarily due to accretion up to the expected payment. The fair values are based upon a discounted cash flow methodology that is consistent with the acquisition date methodology. The fair value attributable to acquired loans and the aggregate loss calculation changes over time due to the receipt of cash from the FDIC, updated credit loss assumptions and the passage of time. The fair value attributable to securities acquired from the FDIC is based upon the timing and amount that would be payable to the FDIC should the securities settle at the current fair value at the conclusion of the gain sharing period.

The cumulative amount recognized through earnings related to securities acquired from the FDIC resulted in a liability of $283 million as of March 31, 2016. Securities acquired from the FDIC are classified as AFS and carried at fair market value, and the changes in unrealized gains/losses are offset by the applicable loss share percentage in AOCI, which resulted in an additional pre-tax liability of $244 million as of March 31, 2016. BB&T would only owe these amounts to the FDIC if BB&T were to sell these securities prior to October 1, 2017. BB&T does not currently intend to dispose of the acquired securities.

Following the conclusion of the 10 year loss share period in 2019, should actual aggregate losses, excluding securities, be less than an amount determined in accordance with these agreements, BB&T will pay the FDIC a portion of the difference. As of March 31, 2016, BB&T projects that in 2019 it would owe the FDIC approximately $170 million under the aggregate loss calculation. This liability is expensed over time and BB&T has recognized total expense of approximately $151 million through March 31, 2016.

Deposits

Deposits totaled $150.5 billion at March 31, 2016, an increase of $1.4 billion from December 31, 2015. This change includes a $1.6 billion increase in noninterest-bearing deposits and a $505 million increase in interest checking, partially offset by a $580 million decrease in time deposits.

The following table presents the composition of average deposits for the last five quarters:

Table 13
Composition of Average Deposits

	For the Three Months Ended
	3/31/2016	12/31/2015	9/30/2015	6/30/2015	3/31/2015
	(Dollars in millions)
Noninterest-bearing deposits	$46,203	$45,824	$44,153	$41,502	$39,701
Interest checking	25,604	24,157	22,593	20,950	20,623
Money market and savings	60,424	61,431	59,306	53,852	51,644
Time deposits	16,884	16,981	16,837	14,800	17,000
Foreign office deposits - interest-bearing	752	98	948	764	563
Total average deposits	$149,867	$148,491	$143,837	$131,868	$129,531

Average deposits for the first quarter were $149.9 billion, an increase of $1.4 billion compared to the prior quarter. Average noninterest-bearing deposits increased $379 million due to increases in personal balances and public funds, partially offset by decreases in commercial balances.

Interest checking grew $1.4 billion due to increases in personal balances and public funds, while money market and savings declined $1.0 billion primarily due to declines in commercial balances. Average time deposits were down slightly as declines in personal balances and IRAs were largely offset by increases in commercial balances.

Noninterest-bearing deposits represented 30.8% of total average deposits for the first quarter, compared to 30.9% for the prior quarter and 30.6% a year ago. The cost of interest-bearing deposits was 0.25% for the first quarter, up one basis point compared to the prior quarter.

Borrowings

At March 31, 2016, short-term borrowings totaled $4.1 billion, an increase of $537 million compared to December 31, 2015. Short-term borrowings fluctuate based on the Company's funding needs. Long-term debt totaled $22.8 billion at March 31, 2016, a decrease of $946 million from the balance at December 31, 2015, which reflects normal repayment activity.

Shareholders' Equity

Total shareholders' equity at March 31, 2016 was $28.2 billion, an increase of $899 million compared to December 31, 2015. This increase was primarily driven by net income of $570 million, a preferred stock issuance for net proceeds of $451 million and a $111 million net change in AOCI, partially offset by common and preferred dividends totaling $248 million. BB&T's book value per common share at March 31, 2016 was $32.14, compared to $31.66 at December 31, 2015.

Merger-Related and Restructuring Activities

In conjunction with the consummation of an acquisition and completion of other requirements, BB&T typically accrues certain merger-related expenses, which may include estimated severance and other personnel-related costs, costs to terminate lease contracts, costs related to the disposal of duplicate facilities and equipment, costs to terminate data processing contracts and other costs associated with the acquisition. Merger-related and restructuring accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at March 31, 2016 are expected to be utilized within one year, unless they relate to specific contracts that expire later. The following table presents a summary of BB&T's merger accrual activity.

Table 14
Merger-Related and Restructuring Accrual Rollforward

	Three Months Ended March 31, 2016
	Beginning Balance	Merger-Related Charges	Utilized	Ending Balance
	(Dollars in millions)
Personnel-related items	$26	$4	$(10)	$20
Occupancy and equipment	11	2	(6)	7
Professional services	13	8	(5)	16
Systems conversion and related charges	—	5	(4)	1
Other adjustments	2	4	(5)	1
Total	$52	$23	$(30)	$45

Critical Accounting Policies

The accounting and reporting policies of BB&T are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. BB&T's financial position and results of operations are affected by management's application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Different assumptions in the application of these policies could result in material changes in the consolidated financial position and/or consolidated results of operations and related disclosures. The more critical accounting and reporting policies include accounting for the ACL, determining fair value of financial instruments, intangible assets, costs and benefit obligations associated with pension and postretirement benefit plans, and income taxes. Understanding BB&T's accounting policies is fundamental to understanding the consolidated financial position and consolidated results of operations. Accordingly, the critical accounting policies are discussed in detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in BB&T's Annual Report on Form 10-K for the year ended December 31, 2015. Significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in detail in "Basis of Presentation" Note in the "Notes to Consolidated Financial Statements" in BB&T's Annual Report on Form 10-K for the year ended December 31, 2015. Effective January 1, 2016, BB&T adopted the fair value method for commercial MSRs. There have been no other changes to the significant accounting policies during 2016. Additional disclosures regarding the effects of new accounting pronouncements are included in the "Basis of Presentation" Note included herein.

Risk Management

BB&T has a strong and consistent risk culture, based on established risk values, which promotes predictable and consistent performance within an environment of open communication and effective challenge. The strong culture influences all associates in the organization daily and helps them evaluate whether risks are acceptable or unacceptable while making decisions that balance quality, profitability and growth appropriately. BB&T's effective risk management framework establishes an environment which enables it to achieve superior performance relative to peers, ensures that BB&T is viewed among the safest of banks and assures the operational freedom to act on opportunities.

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

Regardless of financial gain or loss to the Company, associates are held accountable if they do not follow the established risk management policies and procedures. Compensation decisions take into account an associate's adherence to and successful implementation of BB&T's risk values. The compensation structure supports the Company's core values and sound risk management practices in an effort to promote judicious risk-taking behavior.

BB&T's risk culture encourages transparency and open dialogue between all levels in the performance of organizational functions, such as the development, marketing and implementation of a product or service.

The principal types of inherent risk include compliance, credit, liquidity, market, operational, reputation and strategic risks. Refer to BB&T's Annual Report on Form 10-K for the year ended December 31, 2015 for disclosures related to each of these risks under the section titled "Risk Management."

Market Risk Management

The effective management of market risk is essential to achieving BB&T's strategic financial objectives. As a financial institution, BB&T's most significant market risk exposure is interest rate risk in its balance sheet; however, market risk also includes product liquidity risk, price risk and volatility risk in BB&T's BUs. The primary objectives of market risk management are to minimize any adverse effect that changes in market risk factors may have on net interest income, net income and capital and to offset the risk of price changes for certain assets recorded at fair value. At BB&T, market risk management also includes the enterprise-wide IPV function.

Interest Rate Market Risk (Other than Trading)

BB&T actively manages market risk associated with asset and liability portfolios with a focus on the strategic pricing of asset and liability accounts and management of appropriate maturity mixes of assets and liabilities. The goal of these activities is the development of appropriate maturity and repricing opportunities in BB&T's portfolios of assets and liabilities that will produce reasonably consistent net interest income during periods of changing interest rates. These portfolios are analyzed for proper fixed-rate and variable-rate mixes under various interest rate scenarios.

The asset/liability management process is designed to achieve relatively stable NIM and assure liquidity by coordinating the volumes, maturities or repricing opportunities of earning assets, deposits and borrowed funds. Among other things, this process gives consideration to prepayment trends related to securities, loans and leases and certain deposits that have no stated maturity. Prepayment assumptions are developed using a combination of market data and internal historical prepayment experience for residential mortgage-related loans and securities, and internal historical prepayment experience for client deposits with no stated maturity and loans that are not residential mortgage related. These assumptions are subject to monthly back-testing, and are adjusted as deemed necessary to reflect changes in interest rates relative to the reference rate of the underlying assets or liabilities. On a monthly basis, BB&T evaluates the accuracy of its Simulation model, which includes an evaluation of its prepayment assumptions, to ensure that all significant assumptions inherent in the model appropriately reflect changes in the interest rate environment and related trends in prepayment activity. It is the responsibility of the MRLCC to determine and achieve the most appropriate volume and mix of earning assets and interest-bearing liabilities, as well as to ensure an adequate level of liquidity and capital, within the context of corporate performance goals. The MRLCC also sets policy guidelines and establishes long-term strategies with respect to interest rate risk exposure and liquidity. The MRLCC meets regularly to review BB&T's interest rate risk and liquidity positions in relation to present and prospective market and business conditions, and adopts funding and balance sheet management strategies that are intended to ensure that the potential impacts on earnings and liquidity as a result of fluctuations in interest rates are within acceptable tolerance guidelines.

BB&T uses derivatives primarily to manage economic risk related to securities, commercial loans, MSRs and mortgage banking operations, long-term debt and other funding sources. BB&T also uses derivatives to facilitate transactions on behalf of its clients. As of March 31, 2016, BB&T had derivative financial instruments outstanding with notional amounts totaling $70.7 billion, with a net fair value gain of $224 million. See the "Derivative Financial Instruments" Note in the "Notes to Consolidated Financial Statements" herein for additional disclosures.

The majority of BB&T's assets and liabilities are monetary in nature and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. Fluctuations in interest rates and actions of the FRB to regulate the availability and cost of credit have a greater effect on a financial institution's profitability than do the effects of higher costs for goods and services. Through its balance sheet management function, which is monitored by the MRLCC, management believes that BB&T is positioned to respond to changing needs for liquidity, changes in interest rates and inflationary trends.

Management uses the Simulation to measure the sensitivity of projected earnings to changes in interest rates. The Simulation projects net interest income and interest rate risk for a rolling two-year period of time. The Simulation takes into account the current contractual agreements that BB&T has made with its customers on deposits, borrowings, loans, investments and commitments to enter into those transactions. Furthermore, the Simulation considers the impact of expected customer behavior. Management monitors BB&T's interest sensitivity by means of a model that incorporates the current volumes, average rates earned and paid, and scheduled maturities and payments of asset and liability portfolios, together with multiple scenarios that include projected prepayments, repricing opportunities and anticipated volume growth. Using this information, the model projects earnings based on projected portfolio balances under multiple interest rate scenarios. This level of detail is needed to simulate the effect that changes in interest rates and portfolio balances may have on the earnings of BB&T. This method is subject to the accuracy of the assumptions that underlie the process, but management believes that it provides a better illustration of the sensitivity of earnings to changes in interest rates than other analyses such as static or dynamic gap. In addition to the Simulation, BB&T uses EVE analysis to focus on projected changes in capital given potential changes in interest rates. This measure also allows BB&T to analyze interest rate risk that falls outside the analysis window contained in the Simulation. The EVE model is a discounted cash flow of the portfolio of assets, liabilities, and derivative instruments. The difference in the present value of assets minus the present value of liabilities is defined as the economic value of equity.

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

Table 15
Interest Sensitivity Simulation Analysis

				Annualized Hypothetical
Interest Rate Scenario				Percentage Change in
Linear		Prime Rate		Net Interest Income
Change in		March 31,		March 31,
Prime Rate		2016	2015	2016	2015
Up 200	bps	5.50%	5.25%	2.09%	2.55%
Up 100		4.50	4.25	1.64	1.90
No Change		3.50	3.25	—	—
Down 25		3.25	3.00	(0.85)	(0.18)

The MRLCC has established parameters related to interest sensitivity that prescribe a maximum negative impact on net interest income under different interest rate scenarios. In the event the results of the Simulation model fall outside the established parameters, management will make recommendations to the MRLCC on the most appropriate response given the current economic forecast. The following parameters and interest rate scenarios are considered BB&T's primary measures of interest rate risk:

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

Management has also established a maximum negative impact on net interest income of 4% for an immediate 100 basis points change in rates and 8% for an immediate 200 basis points change in rates. These "interest rate shock" limits are designed to create an outer band of acceptable risk based upon a significant and immediate change in rates.

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

Management must also consider how the balance sheet and interest rate risk position could be impacted by changes in balance sheet mix. Liquidity in the banking industry has been very strong during the current economic cycle. Much of this liquidity increase has been due to a significant increase in noninterest-bearing demand deposits. Consistent with the industry, Branch Bank has seen a significant increase in this funding source. The behavior of these deposits is one of the most important assumptions used in determining the interest rate risk position of BB&T. A loss of these deposits in the future would reduce the asset sensitivity of BB&T's balance sheet as the Company increases interest-bearing funds to offset the loss of this advantageous funding source.

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

The following table shows the effect that the loss of demand deposits and an associated increase in managed rate deposits would have on BB&T's interest-rate sensitivity position. For purposes of this analysis, BB&T modeled the incremental beta for the replacement of the lost demand deposits at 100%.

Table 16
Deposit Mix Sensitivity Analysis

Linear Change		Base Scenario	Results Assuming a Decrease in Noninterest Bearing Demand Deposits
in Rates		at March 31, 2016 (1)	$1 Billion	$5 Billion
Up 200	bps	2.09%	1.88%	1.03%
Up 100		1.64	1.51	0.98
___________
(1) The base scenario is equal to the annualized hypothetical percentage change in net interest income at March 31, 2016 as presented in the preceding table.

If rates increased 200 basis points, BB&T could absorb the loss of $9.8 billion, or 20.0%, of noninterest bearing deposits and replace them with managed rate deposits with a beta of 100% before becoming neutral to interest rate changes.

The following table shows the effect that the indicated changes in interest rates would have on EVE. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related and other assets, cash flows and maturities of derivative financial instruments, loan volumes and pricing and deposit sensitivity.

Table 17
EVE Simulation Analysis

		EVE/Assets		Hypothetical Percentage Change in EVE
Change in		March 31,		March 31,
Interest Rates		2016	2015	2016	2015
Up 200	bps	10.5%	10.8%	2.8%	2.4%
Up 100		10.6	10.8	3.3	2.9
No Change		10.3	10.5	—	—
Down 25		10.0	10.4	(2.0)	(1.7)

Market Risk from Trading Activities

BB&T also manages market risk from trading activities which consists of acting as a financial intermediary to provide its customers access to derivatives, foreign exchange and securities markets. Trading market risk is managed through the use of statistical and non-statistical risk measures and limits. BB&T utilizes a historical VaR methodology to measure and aggregate risks across its covered trading BUs. This methodology uses two years of historical data to estimate economic outcomes for a one-day time horizon at a 99% confidence level. The average 99% one-day VaR and the maximum daily VaR for the three months ended March 31, 2016 and 2015 were each less than $1 million. Market risk disclosures under Basel II.5 are available in the Additional Disclosures section of the Investor Relations site on www.bbt.com.

Contractual Obligations, Commitments, Contingent Liabilities, Off-Balance Sheet Arrangements and Related Party Transactions

Refer to BB&T's Annual Report on Form 10-K for the year ended December 31, 2015 for discussion with respect to BB&T's quantitative and qualitative disclosures about its fixed and determinable contractual obligations. Additional disclosures about BB&T's contractual obligations, commitments and derivative financial instruments are included in the "Commitments and Contingencies" Note and "Fair Value Disclosures" Note in the "Notes to Consolidated Financial Statements."

The following table presents activity in residential mortgage indemnification, recourse and repurchase reserves:

Table 18
Mortgage Indemnification, Recourse and Repurchase Reserves Activity

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Balance, at beginning of period	$79	$94
Payments	(1)	(2)
Expense (benefit)	5	(4)
Balance, at end of period	$83	$88

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

BB&T monitors the ability to meet customer demand for funds under both normal and stressed market conditions. In considering its liquidity position, management evaluates BB&T's funding mix based on client core funding, client rate-sensitive funding and non-client rate-sensitive funding. In addition, management also evaluates exposure to rate-sensitive funding sources that mature in one year or less. Management also measures liquidity needs against 30 days of stressed cash outflows for Branch Bank. To ensure a strong liquidity position, management maintains a liquid asset buffer of cash on hand and highly liquid unpledged securities. The Company has established a policy that the liquid asset buffer would be a minimum of 5% of total assets, but intends to maintain the ratio well in excess of this level. As of March 31, 2016 and December 31, 2015, BB&T's liquid asset buffer was 14.5% and 13.5%, respectively, of total assets.

BB&T is considered to be a "modified LCR" holding company. BB&T would be subject to full LCR requirements if its operations were to fall under the "internationally active" rules, which would generally be triggered if BB&T's assets were to increase above $250 billion. BB&T produces LCR calculations to effectively manage the position of High-Quality Liquid Assets and the balance sheet deposit mix to optimize BB&T's liquidity position. BB&T's LCR was approximately 135% at March 31, 2016, compared to the regulatory minimum for such entities of 90%, which puts BB&T in full compliance with the rule. The regulatory minimum will increase to 100% on January 1, 2017.

On April 27, 2016, the OCC, the FRB and the FDIC released a notice of proposed rulemaking for the US version of the net stable funding ratio.  Under the proposal, BB&T will be a "modified NSFR" holding company. BB&T would be subject to full NSFR requirements if its operations were to fall under the "internationally active" rules, which would generally be triggered if BB&T's assets were to increase above $250 billion. BB&T is evaluating the information in the release but does not currently expect a material impact on its results of operations or financial condition. The proposed rule would become effective January 1, 2018.

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

Liquidity at the Parent Company is more susceptible to market disruptions. BB&T prudently manages cash levels at the Parent Company to cover a minimum of one year of projected contractual cash outflows which includes unfunded external commitments, debt service, preferred dividends and scheduled debt maturities without the benefit of any new cash infusions. Generally, BB&T maintains a significant buffer above the projected one year of contractual cash outflows. In determining the buffer, BB&T considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, being a source of strength to its banking subsidiaries and being able to withstand sustained market disruptions that could limit access to the capital markets. As of March 31, 2016 and December 31, 2015, the Parent Company had 34 months and 36 months, respectively, of cash on hand to satisfy projected contractual cash outflows as described above.

Branch Bank

BB&T carefully manages liquidity risk at Branch Bank. Branch Bank's primary source of funding is customer deposits. Continued access to customer deposits is highly dependent on the confidence the public has in the stability of the bank and its ability to return funds to the client when requested. BB&T maintains a strong focus on its reputation in the market to ensure continued access to client deposits. BB&T integrates its risk appetite into its overall risk management framework to ensure the bank does not exceed its risk tolerance through its lending and other risk taking functions and thus risk becoming undercapitalized. BB&T believes that sufficient capital is paramount to maintaining the confidence of its depositors and other funds providers. BB&T has extensive capital management processes in place to ensure it maintains sufficient capital to absorb losses and maintain a highly capitalized position that will instill confidence in the bank and allow continued access to deposits and other funding sources. Branch Bank monitors many liquidity metrics at the bank including funding concentrations, diversification, maturity distribution, contingent funding needs and ability to meet liquidity requirements under times of stress.

Branch Bank has several major sources of funding to meet its liquidity requirements, including access to capital markets through issuance of senior or subordinated bank notes and institutional CDs, access to the FHLB system, dealer repurchase agreements and repurchase agreements with commercial clients, access to the overnight and term Federal funds markets, use of a Cayman branch facility, access to retail brokered CDs and a borrower in custody program with the FRB for the discount window. As of March 31, 2016, Branch Bank has approximately $77.6 billion of secured borrowing capacity, which represents approximately 6.4 times the amount of one year wholesale funding maturities.

Capital

The maintenance of appropriate levels of capital is a management priority and is monitored on a regular basis. BB&T's principal goals related to the maintenance of capital are to provide adequate capital to support BB&T's risk profile consistent with the Board-approved risk appetite, provide financial flexibility to support future growth and client needs, comply with relevant laws, regulations, and supervisory guidance, achieve optimal credit ratings for BB&T and its subsidiaries and provide a competitive return to shareholders.

Management regularly monitors the capital position of BB&T on both a consolidated and bank level basis. In this regard, management's overriding policy is to maintain capital at levels that are in excess of the operating capital guidelines, which are above the regulatory "well capitalized" levels. Management has implemented stressed capital ratio minimum guidelines to evaluate whether capital ratios calculated with planned capital actions are likely to remain above minimums specified by the FRB for the annual CCAR. Breaches of stressed minimum guidelines prompt a review of the planned capital actions included in BB&T's capital plan.

Table 19
BB&T's Internal Capital Guidelines

	Operating	Stressed
Tier 1 Capital Ratio	10.0%	7.5%
Total Capital Ratio	12.0	9.5
Tier 1 Leverage Capital Ratio	8.0	5.5
Tangible Common Equity Ratio	6.0	4.0
Common Equity Tier 1 Ratio	8.5	6.0

While nonrecurring events or management decisions may result in the Company temporarily falling below its operating minimum guidelines for one or more of these ratios, it is management's intent through capital planning to return to these targeted operating minimums within a reasonable period of time. Such temporary decreases below the operating minimums shown above are not considered an infringement of BB&T's overall capital policy provided the Company and Branch Bank remain well-capitalized.

Basel III capital requirements became effective on January 1, 2015. Risk-based capital ratios for the quarter ended March 31, 2016, which include common equity tier 1, Tier 1 capital, total capital and leverage capital, are calculated based on Basel III regulatory transitional guidance related to the measurement of capital, risk-weighted assets and average assets.

Table 20
Capital Ratios (1)

	March 31, 2016	December 31, 2015
	(Dollars in millions, except per share data, shares in thousands)
Risk-based:
Common equity tier 1	10.4%	10.3%
Tier 1	12.2	11.8
Total	14.6	14.3
Leverage capital	10.1	9.8

Non-GAAP capital measures (2):
Tangible common equity as a percentage of tangible assets	7.8%	7.7%
Tangible common equity per common share	$20.36	$19.82

Calculations of tangible common equity and tangible assets (2):
Total shareholders' equity	$28,239	$27,340
Less:
Preferred stock	3,054	2,603
Noncontrolling interests	39	34
Intangible assets	9,215	9,234
Tangible common equity	$15,931	$15,469

Total assets	$212,405	$209,947
Less:
Intangible assets	9,215	9,234
Tangible assets	$203,190	$200,713

Risk-weighted assets	$166,575	$166,611
Common shares outstanding at end of period	782,379	780,337
___________

(1)	Current quarter regulatory capital information is preliminary and based on transitional approach.

(2)
Tangible common equity and related ratios are non-GAAP measures. Management uses these measures to assess the quality of capital and believes that investors may find them useful in their analysis of the Company. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies.

The Company's estimated common equity tier 1 ratio using the Basel III standardized approach on a fully phased-in basis was 10.2% at March 31, 2016 and 10.0% at December 31, 2015.

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

Share Repurchase Activity

During June of 2015, the Board of Directors authorized a new stock repurchase plan, the 2015 Repurchase Plan, to repurchase up to 50 million shares of the Company's common stock. Repurchases under the 2015 Repurchase Plan may be effected through open market purchases or privately negotiated transactions. The timing and exact amount of repurchases will be consistent with the Company's capital plan and subject to various factors, including the Company's capital position, liquidity, financial performance, alternative uses of capital, stock trading price and general market conditions, and may be suspended at any time. Shares that are repurchased pursuant to the 2015 Repurchase Plan will constitute authorized but unissued shares of the Company and will therefore be available for future issuances. No shares have been repurchased in connection with the 2015 Repurchase Plan during 2016.

Table 22
Share Repurchase Activity

	Total Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Shares Purchased Pursuant to Publicly-Announced Plan	Maximum Remaining Number of Shares Available for Repurchase Pursuant to Publicly-Announced Plan
	(Shares in thousands)
January 2016	23	$36.68	—	50,000
February 2016	805	32.36	—	50,000
March 2016	100	34.24	—	50,000
Total	928	32.66	—
___________

(1)	Repurchases reflect shares exchanged or surrendered in connection with the exercise of equity-based awards under BB&T's equity-based compensation plans.

(2)	Excludes commissions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to "Market Risk Management" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section herein.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the management of the Company, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to the "Commitments and Contingencies" and "Income Taxes" notes in the "Notes to Consolidated Financial Statements."

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in BB&T's Annual Report on Form 10-K for the year ended December 31, 2015. Additional risks and uncertainties not currently known to BB&T or that management has deemed to be immaterial also may materially adversely affect BB&T's business, financial condition, and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Refer to "Share Repurchase Activity" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section herein.

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

BB&T CORPORATION (Registrant)

Date:	April 29, 2016	By:	/s/ Daryl N. Bible
Daryl N. Bible Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	April 29, 2016	By:	/s/ Cynthia B. Powell
Cynthia B. Powell Executive Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location

10.1*	Form of LTIP Award Agreement for the BB&T Corporation 2012 Incentive Plan.	Filed herewith.

11	Statement re: Computation of Earnings Per Share.	Filed herewith as "Computation of EPS" Note.

12†	Statement re: Computation of Ratios.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.

* Management compensatory plan or arrangement.
† Exhibit filed with the Securities and Exchange Commission and available upon request.