Form 10-Q
period 2016-06-30
BB&T CORP
filed 2016-07-27
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________________

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2016
Commission File Number: 1-10853
_____________________________
BB&T CORPORATION
(Exact name of registrant as specified in its charter)
_____________________________

North Carolina	56-0939887
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

200 West Second Street Winston-Salem, North Carolina	27101
(Address of Principal Executive Offices)	(Zip Code)
(336) 733-2000
(Registrant's Telephone Number, Including Area Code)
______________________________

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

At June 30, 2016, 814,500,215 shares of the Registrant's common stock, $5 par value, were outstanding.

Glossary of Defined Terms
The following terms may be used throughout this Report, including the consolidated financial statements and related notes.

Term	Definition
2015 Repurchase Plan	Plan for the repurchase of up to 50 million shares of BB&T's common stock
ACL	Allowance for credit losses
Acquired from FDIC	Assets of Colonial Bank acquired from the Federal Deposit Insurance Corporation during 2009, which are currently covered or were formerly covered under loss sharing agreements
AFS	Available-for-sale
Agency MBS	Mortgage-backed securities issued by a U.S. government agency or GSE
ALLL	Allowance for loan and lease losses
American Coastal	American Coastal Insurance Company
AOCI	Accumulated other comprehensive income (loss)
Basel III	Global regulatory standards on bank capital adequacy and liquidity published by the BCBS
BB&T	BB&T Corporation and subsidiaries
BCBS	Basel Committee on Bank Supervision
BHC	Bank holding company
BHCA	Bank Holding Company Act of 1956, as amended
Branch Bank	Branch Banking and Trust Company
BU	Business Unit
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CDI	Core deposit intangible assets
CFPB	Consumer Financial Protection Bureau
CEO	Chief Executive Officer
CRO	Chief Risk Officer
CMO	Collateralized mortgage obligation
Colonial	Collectively, certain assets and liabilities of Colonial Bank acquired by BB&T in 2009
Company	BB&T Corporation and subsidiaries (interchangeable with "BB&T" above)
CRA	Community Reinvestment Act of 1977
CRE	Commercial real estate
CRMC	Credit Risk Management Committee
CROC	Compliance Risk Oversight Committee
DIF	Deposit Insurance Fund administered by the FDIC
Directors' Plan	Non-Employee Directors' Stock Option Plan
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EITSC	Enterprise IT Steering Committee
EPS	Earnings per common share
ERP	Enterprise resource planning
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FATCA	Foreign Account Tax Compliance Act
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHC	Financial Holding Company
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FINRA	Financial Industry Regulatory Authority
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
FTE	Fully taxable-equivalent
FTP	Funds transfer pricing
GAAP	Accounting principles generally accepted in the United States of America
GNMA	Government National Mortgage Association
Grandbridge	Grandbridge Real Estate Capital, LLC
GSE	U.S. government-sponsored enterprise
HFI	Held for investment

Term	Definition
HMDA	Home Mortgage Disclosure Act
HTM	Held-to-maturity
HUD-OIG	Office of Inspector General, U.S. Department of Housing and Urban Development
IDI	Insured depository institution
IMLAFA	International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001
IPV	Independent price verification
IRC	Internal Revenue Code
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association, Inc.
LCR	Liquidity Coverage Ratio
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
MBS	Mortgage-backed securities
MRLCC	Market Risk, Liquidity and Capital Committee
MSR	Mortgage servicing right
MSRB	Municipal Securities Rulemaking Board
National Penn	National Penn Bancshares, Inc., acquired by BB&T effective April 1, 2016
NIM	Net interest margin
NPA	Nonperforming asset
NPL	Nonperforming loan
NSFR	Net stable funding ratio
NYSE	NYSE Euronext, Inc.
OAS	Option adjusted spread
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
ORMC	Operational Risk Management Committee
OTTI	Other-than-temporary impairment
Parent Company	BB&T Corporation, the parent company of Branch Bank and other subsidiaries
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCI	Purchased credit impaired loans as well as assets of Colonial Bank acquired from the FDIC during 2009, which are currently covered or were formerly covered under loss sharing agreements
Peer Group	Financial holding companies included in the industry peer group index
RMC	Risk Management Committee
RMO	Risk Management Organization
RSU	Restricted stock unit
RUFC	Reserve for unfunded lending commitments
SBIC	Small Business Investment Company
SCAP	Supervisory Capital Assessment Program
SEC	Securities and Exchange Commission
Short-Term Borrowings	Federal funds purchased, securities sold under repurchase agreements and other short-term borrowed funds with original maturities of less than one year
Simulation	Interest sensitivity simulation analysis
Susquehanna	Susquehanna Bancshares, Inc., acquired by BB&T effective August 1, 2015
TBA	To be announced
TDR	Troubled debt restructuring
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
UPB	Unpaid principal balance
VA	U.S. Department of Veterans Affairs
VaR	Value-at-risk
VIE	Variable interest entity

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share data, shares in thousands)

	June 30,	December 31,
	2016	2015
Assets
Cash and due from banks	$1,958	$2,123
Interest-bearing deposits with banks	510	1,435
Federal funds sold and securities purchased under resale agreements or similar arrangements	145	153
Restricted cash	846	456
AFS securities at fair value	28,244	25,297
HTM securities (fair value of $19,157 and $18,519 at June 30, 2016 and December 31, 2015, respectively)	18,762	18,530
LHFS at fair value	2,485	1,035
Loans and leases	142,226	135,951
ALLL	(1,507)	(1,460)
Loans and leases, net of ALLL	140,719	134,491

Premises and equipment	2,088	2,007
Goodwill	9,621	8,548
CDI and other intangible assets	946	686
MSRs at fair value	785	880
Other assets	14,750	14,306
Total assets	$221,859	$209,947

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing deposits	$49,180	$45,695
Interest-bearing deposits	110,058	103,429
Total deposits	159,238	149,124

Short-term borrowings	1,472	3,593
Long-term debt	24,435	23,769
Accounts payable and other liabilities	6,971	6,121
Total liabilities	192,116	182,607

Commitments and contingencies (Note 13)
Shareholders' equity:
Preferred stock, $5 par, liquidation preference of $25,000 per share	3,053	2,603
Common stock, $5 par	4,073	3,902
Additional paid-in capital	9,311	8,365
Retained earnings	14,104	13,464
AOCI, net of deferred income taxes	(837)	(1,028)
Noncontrolling interests	39	34
Total shareholders' equity	29,743	27,340
Total liabilities and shareholders' equity	$221,859	$209,947

Common shares outstanding	814,500	780,337
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	126	107
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in millions, except per share data, shares in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest Income
Interest and fees on loans and leases	$1,509	$1,249	$2,951	$2,486
Interest and dividends on securities	286	232	541	472
Interest on other earning assets	10	8	34	24
Total interest income	1,805	1,489	3,526	2,982
Interest Expense
Interest on deposits	64	55	128	110
Interest on short-term borrowings	3	1	5	2
Interest on long-term debt	121	121	247	246
Total interest expense	188	177	380	358
Net Interest Income	1,617	1,312	3,146	2,624
Provision for credit losses	111	97	295	196
Net Interest Income After Provision for Credit Losses	1,506	1,215	2,851	2,428
Noninterest Income
Insurance income	465	422	884	862
Service charges on deposits	166	154	320	299
Mortgage banking income	111	130	202	240
Investment banking and brokerage fees and commissions	102	108	199	202
Trust and investment advisory revenues	67	57	129	113
Bankcard fees and merchant discounts	60	55	116	105
Checkcard fees	50	43	95	82
Operating lease income	35	30	69	59
Income from bank-owned life insurance	31	27	62	57
FDIC loss share income, net	(64)	(64)	(124)	(143)
Other income	107	58	149	141
Securities gains (losses), net
Gross realized gains	—	2	45	2
Gross realized losses	—	—	—	—
OTTI charges	—	(2)	—	(2)
Non-credit portion recognized in OCI	—	(1)	—	(1)
Total securities gains (losses), net	—	(1)	45	(1)
Total noninterest income	1,130	1,019	2,146	2,016
Noninterest Expense
Personnel expense	1,039	864	1,954	1,694
Occupancy and equipment expense	194	166	385	333
Software expense	53	46	104	90
Loan-related expense	36	37	68	75
Outside IT services	44	29	85	59
Professional services	26	35	48	59
Amortization of intangibles	42	23	74	44
Regulatory charges	32	25	62	48
Foreclosed property expense	8	14	19	27
Merger-related and restructuring charges, net	92	25	115	38
(Gain) loss on early extinguishment of debt	—	172	(1)	172
Other expense	231	217	429	436
Total noninterest expense	1,797	1,653	3,342	3,075
Earnings
Income before income taxes	839	581	1,655	1,369
Provision for income taxes	252	80	498	321
Net income	587	501	1,157	1,048
Noncontrolling interests	3	10	9	32
Dividends on preferred stock	43	37	80	74
Net income available to common shareholders	$541	$454	$1,068	$942
Basic EPS	$0.67	$0.63	$1.34	$1.30
Diluted EPS	$0.66	$0.62	$1.32	$1.29
Cash dividends declared per share	$0.28	$0.27	$0.55	$0.51
Basic weighted average shares outstanding	814,261	724,880	797,727	723,268
Diluted weighted average shares outstanding	823,682	734,527	806,839	733,002

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Income	$587	$501	$1,157	$1,048
OCI, net of tax:
Change in unrecognized net pension and postretirement costs	11	9	22	18
Change in unrealized net gains (losses) on cash flow hedges	(49)	73	(164)	19
Change in unrealized net gains (losses) on AFS securities	100	(107)	297	(50)
Change in FDIC's share of unrealized gains/losses on AFS securities	17	9	32	19
Other, net	1	1	4	(3)
Total OCI	80	(15)	191	3
Total comprehensive income	$667	$486	$1,348	$1,051

Income Tax Effect of Items Included in OCI:
Change in unrecognized net pension and postretirement costs	$7	$5	$14	$11
Change in unrealized net gains (losses) on cash flow hedges	(30)	43	(98)	11
Change in unrealized net gains (losses) on AFS securities	60	(65)	178	(31)
Change in FDIC's share of unrealized gains/losses on AFS securities	10	9	18	14

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
Six Months Ended June 30, 2016 and 2015
(Dollars in millions, shares in thousands)

	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	AOCI	Noncontrolling Interests	Total Shareholders' Equity
Balance, January 1, 2015	720,698	$2,603	$3,603	$6,517	$12,317	$(751)	$88	$24,377
Add (Deduct):
Net income	—	—	—	—	1,016	—	32	1,048
Net change in AOCI	—	—	—	—	—	3	—	3
Stock transactions:
Issued in business combinations	7,847	—	39	283	—	—	—	322
Issued in connection with equity awards	6,249	—	31	64	—	—	—	95
Shares repurchased in connection with equity awards	(1,313)	—	(6)	(45)	—	—	—	(51)
Excess tax benefits in connection with equity awards	—	—	—	9	—	—	—	9
Purchase of additional ownership interest in AmRisc, LP	—	—	—	(219)	—	—	(3)	(222)
Cash dividends declared on common stock	—	—	—	—	(368)	—	—	(368)
Cash dividends declared on preferred stock	—	—	—	—	(74)	—	—	(74)
Equity-based compensation expense	—	—	—	58	—	—	—	58
Other, net	—	—	—	—	—	—	(65)	(65)
Balance, June 30, 2015	733,481	$2,603	$3,667	$6,667	$12,891	$(748)	$52	$25,132

Balance, January 1, 2016	780,337	$2,603	$3,902	$8,365	$13,464	$(1,028)	$34	$27,340
Add (Deduct):
Net income	—	—	—	—	1,148	—	9	1,157
Net change in AOCI	—	—	—	—	—	191	—	191
Stock transactions:
Issued in business combinations	31,666	—	158	905	—	—	—	1,063
Issued in connection with equity awards	3,479	—	18	6	—	—	—	24
Shares repurchased in connection with equity awards	(982)	—	(5)	(28)	—	—	—	(33)
Issued in connection with preferred stock offerings	—	450	—	—	—	—	—	450
Cash dividends declared on common stock	—	—	—	—	(439)	—	—	(439)
Cash dividends declared on preferred stock	—	—	—	—	(80)	—	—	(80)
Equity-based compensation expense	—	—	—	65	—	—	—	65
Other, net	—	—	—	(2)	11	—	(4)	5
Balance, June 30, 2016	814,500	$3,053	$4,073	$9,311	$14,104	$(837)	$39	$29,743

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Six Months Ended
	June 30,
	2016	2015
Cash Flows From Operating Activities:
Net income	$1,157	$1,048
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	295	196
Adjustment to income tax provision	(13)	(107)
Depreciation	195	173
(Gain) loss on early extinguishment of debt	(1)	172
Amortization of intangibles	74	44
Equity-based compensation expense	65	58
(Gain) loss on securities, net	(45)	1
Net change in operating assets and liabilities:
LHFS	(1,413)	(1,044)
Trading securities	595	(239)
Other assets	(438)	(524)
Accounts payable and other liabilities	282	180
Other, net	108	64
Net cash from operating activities	861	22

Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	4,480	754
Proceeds from maturities, calls and paydowns of AFS securities	2,466	2,708
Purchases of AFS securities	(6,912)	(3,486)
Proceeds from maturities, calls and paydowns of HTM securities	2,964	1,733
Purchases of HTM securities	(3,122)	(945)
Originations and purchases of loans and leases, net of principal collected	(1,103)	(1,704)
Net cash received (paid) for acquisitions and divestitures	(789)	1,742
Other, net	(38)	29
Net cash from investing activities	(2,054)	831

Cash Flows From Financing Activities:
Net change in deposits	3,499	277
Net change in short-term borrowings	(3,515)	143
Proceeds from issuance of long-term debt	3,028	1,017
Repayment of long-term debt	(3,008)	(1,266)
Net proceeds from preferred stock issued	450	—
Cash dividends paid on common stock	(439)	(368)
Cash dividends paid on preferred stock	(80)	(74)
Other, net	160	(286)
Net cash from financing activities	95	(557)
Net Change in Cash and Cash Equivalents	(1,098)	296
Cash and Cash Equivalents at Beginning of Period	3,711	2,325
Cash and Cash Equivalents at End of Period	$2,613	$2,621

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$395	$360
Income taxes	263	440
Noncash investing activities:
Transfers of loans to foreclosed assets	229	249
Purchase of additional interest in AmRisc, LP	—	216
Stock issued in business combinations	1,063	322

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

Changes in Accounting Principles and Effects of New Accounting Pronouncements

During June 2016, the FASB issued new guidance related to Credit Losses. The new guidance replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

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

During May 2014, the FASB issued new guidance related to Revenue from Contracts with Customers. This guidance supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Accounting Standards Codification. The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. During August 2015, the FASB provided a one-year deferral of the effective date; therefore, the guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The FASB has also issued clarification guidance as it relates to principal versus agent considerations for revenue recognition purposes and clarification guidance on other various considerations related to the new revenue recognition guidance. Additionally, during April 2016, the FASB issued further clarification guidance related to identifying performance obligations and licensing. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

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

NOTE 2. Acquisitions and Divestitures

On April 1, 2016, BB&T acquired all of the outstanding stock of National Penn, a Pennsylvania incorporated BHC. National Penn conducted its business operations primarily through its bank subsidiary, National Penn Bank, which was merged into Branch Bank. National Penn operated other subsidiaries in Pennsylvania, New Jersey and Maryland to provide a wide range of retail and commercial banking and financial products and services. National Penn also operated a trust and investment company, an asset management company and a property and casualty insurance brokerage company. National Penn had 126 banking offices as of the acquisition date. BB&T acquired National Penn in order to increase BB&T’s market share in these areas.

The acquisition of National Penn constituted a business combination. Accordingly, the assets acquired and liabilities assumed are presented at their fair values in the table below. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. These fair value estimates are considered preliminary and are subject to change for up to one year after the closing date of the acquisition as additional information becomes available. Immaterial amounts of the intangible assets recognized are deductible for income tax purposes.

	National Penn
	UPB	Fair Value
	(Dollars in millions)
Assets acquired:
Cash, due from banks and federal funds sold		$216
Securities		2,496
Loans and leases:
Commercial and industrial	$2,817	2,596
CRE-income producing properties	1,450	1,202
CRE-construction and development	165	127
Direct retail lending	801	767
Revolving credit	7	7
Residential mortgage	1,217	1,000
Sales finance	166	162
PCI	181	124
Total loans and leases	$6,804	5,985
Goodwill		802
CDI		67
Other assets		501
Total assets acquired		10,067
Liabilities assumed:
Deposits:
Noninterest-bearing deposits		1,209
Interest-bearing deposits		5,420
Total deposits		6,629
Debt		1,756
Other liabilities		64
Total liabilities assumed		8,449
Consideration paid		$1,618

Cash paid		$555
Fair value of common stock issued, including replacement equity awards		1,063

The purchase price allocation for this acquisition has not been finalized. The following is a description of the methods used to determine the fair values of significant assets and liabilities.

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

Other Acquisitions and Divestitures

On April 1, 2016, BB&T purchased insurance broker CGSC North America Holdings Corporation ("Swett & Crawford") from Cooper Gay Swett & Crawford for $465 million in cash. The purchase price allocation for this acquisition has not been finalized.

See BB&T's Annual Report on Form 10-K for the year ended December 31, 2015 for additional information related to the following transactions.

During the third quarter of 2015, BB&T acquired Susquehanna Bancshares, Inc., resulting in the addition of $18.3 billion in assets and $14.1 billion in deposits. Susquehanna had 245 financial centers in Pennsylvania, Maryland, New Jersey and West Virginia. The purchase price allocation for this acquisition will be finalized within the next quarter.

During the second quarter of 2015, BB&T acquired The Bank of Kentucky, which provided $2.0 billion in assets, $1.6 billion in deposits and 32 financial centers.

During the second quarter of 2015, BB&T purchased additional ownership interest in AmRisc, LP from the noncontrolling owners in exchange for cash and full ownership of American Coastal, which resulted in a net charge to equity.

During the first quarter of 2015, BB&T acquired 41 financial centers in Texas, which provided $238 million in assets and $1.9 billion in deposits.

NOTE 3. Securities

	Amortized	Gross Unrealized		Fair
June 30, 2016	Cost	Gains	Losses	Value
	(Dollars in millions)
AFS securities:
U.S. Treasury	$1,159	$14	$—	$1,173
Agency MBS	23,727	199	87	23,839
States and political subdivisions	2,153	101	43	2,211
Non-agency MBS	68	—	—	68
Other	7	3	—	10
Acquired from FDIC	706	237	—	943
Total AFS securities	$27,820	$554	$130	$28,244

HTM securities:
U.S. Treasury	$1,097	$59	$—	$1,156
GSE	3,946	89	—	4,035
Agency MBS	13,531	255	9	13,777
States and political subdivisions	134	—	—	134
Other	54	2	1	55
Total HTM securities	$18,762	$405	$10	$19,157

	Amortized	Gross Unrealized		Fair
December 31, 2015	Cost	Gains	Losses	Value
	(Dollars in millions)
AFS securities:
U.S. Treasury	$1,836	$2	$6	$1,832
GSE	51	—	—	51
Agency MBS	20,463	22	439	20,046
States and political subdivisions	2,025	94	40	2,079
Non-agency MBS	198	23	—	221
Other	4	—	—	4
Acquired from FDIC	772	292	—	1,064
Total AFS securities	$25,349	$433	$485	$25,297

HTM securities:
U.S. Treasury	$1,097	$22	$—	$1,119
GSE	5,045	16	98	4,963
Agency MBS	12,267	70	22	12,315
States and political subdivisions	63	—	—	63
Other	58	2	1	59
Total HTM securities	$18,530	$110	$121	$18,519

The fair value of securities acquired from the FDIC included non-agency MBS of $680 million and $768 million as of June 30, 2016 and December 31, 2015, respectively, and states and political subdivisions securities of $263 million and $296 million as of June 30, 2016 and December 31, 2015, respectively. Effective October 1, 2014, securities subject to the commercial loss sharing agreement with the FDIC related to the Colonial acquisition were no longer covered by loss sharing; however, any gains on the sale of these securities through September 30, 2017 would be shared with the FDIC. Since these securities are in a significant unrealized gain position, they continue to be effectively covered as any declines in the unrealized gains of the securities down to a contractually specified amount would reduce the liability to the FDIC at the applicable percentage. The contractually-specified amount is the acquisition date fair value less any paydowns, redemptions or maturities and OTTI and totaled approximately $449 million at June 30, 2016. Any further declines below the contractually-specified amount would not be covered.

Certain investments in marketable debt securities and MBS issued by FNMA and FHLMC exceeded 10% of shareholders' equity at June 30, 2016. The FNMA investments had total amortized cost and fair value of $15.7 billion and $15.8 billion, respectively. The FHLMC investments had total amortized cost and fair value of $7.6 billion.

The following table reflects changes in credit losses on securities with OTTI (excluding securities acquired from the FDIC) where a portion of the unrealized loss was recognized in OCI:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Balance at beginning of period	$18	$61	$42	$64
Credit losses on securities with previously recognized OTTI	—	3	—	3
Securities sold/settled during the period	2	(4)	(21)	(7)
Credit recoveries through yield	—	(1)	(1)	(1)
Balance at end of period	$20	$59	$20	$59

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected life of MBS may differ from contractual maturities because borrowers have the right to prepay the underlying mortgage loans with or without prepayment penalties.

	AFS		HTM
June 30, 2016	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
Due in one year or less	$228	$228	$—	$—
Due after one year through five years	1,040	1,059	2,162	2,222
Due after five years through ten years	987	1,009	2,953	3,042
Due after ten years	25,565	25,948	13,647	13,893
Total debt securities	$27,820	$28,244	$18,762	$19,157

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
June 30, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
AFS securities:
Agency MBS	$1,889	$12	$5,061	$75	$6,950	$87
States and political subdivisions	180	1	367	42	547	43
Total	$2,069	$13	$5,428	$117	$7,497	$130

HTM securities:
Agency MBS	$1,046	$8	$94	$1	$1,140	$9
Other	52	1	—	—	52	1
Total	$1,098	$9	$94	$1	$1,192	$10

	Less than 12 months		12 months or more		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
AFS securities:
U.S. Treasury securities	$1,211	$6	$—	$—	$1,211	$6
Agency MBS	12,052	199	5,576	240	17,628	439
States and political subdivisions	64	1	329	39	393	40
Total	$13,327	$206	$5,905	$279	$19,232	$485

HTM securities:
GSE	$2,307	$41	$1,743	$57	$4,050	$98
Agency MBS	3,992	21	124	1	4,116	22
Other	56	1	—	—	56	1
Total	$6,355	$63	$1,867	$58	$8,222	$121

The unrealized losses on GSE securities and agency MBS were the result of increases in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans.

At June 30, 2016, $41 million of the unrealized loss on states and political subdivisions securities was the result of fair value hedge basis adjustments that are a component of amortized cost. These securities in an unrealized loss position are evaluated for credit impairment through a qualitative analysis of issuer performance and the primary source of repayment. At June 30, 2016, none of these securities had credit impairment.

NOTE 4. Loans and ACL

Effective October 1, 2014, loans subject to the commercial loss sharing agreement with the FDIC related to the Colonial acquisition were no longer covered by loss sharing. At June 30, 2016, these loans had a carrying value of $240 million, a UPB of $377 million and an ALLL of $45 million and are included in PCI. Loans with a carrying value of $482 million at June 30, 2016 continue to be covered by loss sharing and are included in PCI.

	Accruing
June 30, 2016	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonaccrual	Total
	(Dollars in millions)
Commercial:
Commercial and industrial	$51,631	$20	$—	$452	$52,103
CRE-income producing properties	14,828	8	—	36	14,872
CRE-construction and development	3,674	2	—	14	3,690
Dealer floor plan	1,308	—	—	—	1,308
Other lending subsidiaries	7,190	14	—	11	7,215
Retail:
Direct retail lending	11,915	53	5	52	12,025
Revolving credit	2,485	19	8	—	2,512
Residential mortgage-nonguaranteed	29,248	361	56	171	29,836
Residential mortgage-government guaranteed	317	81	415	1	814
Sales finance	9,359	61	4	5	9,429
Other lending subsidiaries	7,015	247	—	51	7,313
PCI	939	48	122	—	1,109
Total	$139,909	$914	$610	$793	$142,226

	Accruing
December 31, 2015	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonaccrual	Total
	(Dollars in millions)
Commercial:
Commercial and industrial	$48,157	$36	$—	$237	$48,430
CRE-income producing properties	13,370	13	—	38	13,421
CRE-construction and development	3,710	9	—	13	3,732
Dealer floor plan	1,215	—	—	—	1,215
Other lending subsidiaries	6,771	18	—	6	6,795
Retail:
Direct retail lending	11,032	58	7	43	11,140
Revolving credit	2,478	22	10	—	2,510
Residential mortgage-nonguaranteed	29,038	397	55	173	29,663
Residential mortgage-government guaranteed	306	78	486	—	870
Sales finance	10,243	72	5	7	10,327
Other lending subsidiaries	6,381	286	—	59	6,726
PCI	966	42	114	—	1,122
Total	$133,667	$1,031	$677	$576	$135,951

The following tables present the carrying amount of loans by risk rating. PCI loans are excluded because their related ALLL is determined by loan pool performance.

June 30, 2016	Commercial & Industrial	CRE - Income Producing Properties	CRE - Construction and Development	Dealer Floor Plan	Other Lending Subsidiaries
	(Dollars in millions)
Commercial:
Pass	$49,976	$14,382	$3,586	$1,294	$7,160
Special mention	466	167	24	—	6
Substandard - performing	1,209	287	66	14	38
Nonperforming	452	36	14	—	11
Total	$52,103	$14,872	$3,690	$1,308	$7,215

	Direct Retail Lending	Revolving Credit	Residential Mortgage	Sales Finance	Other Lending Subsidiaries
	(Dollars in millions)
Retail:
Performing	$11,973	$2,512	$30,478	$9,424	$7,262
Nonperforming	52	—	172	5	51
Total	$12,025	$2,512	$30,650	$9,429	$7,313

December 31, 2015	Commercial & Industrial	CRE - Income Producing Properties	CRE - Construction and Development	Dealer Floor Plan	Other Lending Subsidiaries
	(Dollars in millions)
Commercial:
Pass	$46,760	$12,940	$3,619	$1,195	$6,757
Special mention	305	166	29	6	3
Substandard-performing	1,128	277	71	14	29
Nonperforming	237	38	13	—	6
Total	$48,430	$13,421	$3,732	$1,215	$6,795

	Direct Retail Lending	Revolving Credit	Residential Mortgage	Sales Finance	Other Lending Subsidiaries
	(Dollars in millions)
Retail:
Performing	$11,097	$2,510	$30,360	$10,320	$6,667
Nonperforming	43	—	173	7	59
Total	$11,140	$2,510	$30,533	$10,327	$6,726

The following tables represent activity in the ACL for the periods presented:

	ACL Rollforward
Three Months Ended June 30, 2016	Beginning Balance	Charge- Offs	Recoveries	Provision (Benefit)	Acquisition	Ending Balance
	(Dollars in millions)
Commercial:
Commercial and industrial	$499	$(26)	$12	$34	$—	$519
CRE-income producing properties	125	—	1	(10)	—	116
CRE-construction and development	32	—	5	(9)	—	28
Dealer floor plan	10	—	—	—	—	10
Other lending subsidiaries	26	(4)	2	3	—	27
Retail:
Direct retail lending	103	(12)	6	8	—	105
Revolving credit	100	(16)	5	9	—	98
Residential mortgage-nonguaranteed	197	(8)	1	4	—	194
Residential mortgage-government guaranteed	24	(1)	—	7	—	30
Sales finance	39	(6)	3	—	—	36
Other lending subsidiaries	270	(69)	10	68	—	279
PCI	63	—	—	2	—	65
ALLL	1,488	(142)	45	116	—	1,507
RUFC	92	—	—	(5)	9	96
ACL	$1,580	$(142)	$45	$111	$9	$1,603

	ACL Rollforward
Three Months Ended June 30, 2015	Beginning Balance	Charge- Offs	Recoveries	Provision (Benefit)	Acquisition	Ending Balance
	(Dollars in millions)
Commercial:
Commercial and industrial	$448	$(32)	$13	$28	$—	$457
CRE-income producing properties	153	(4)	1	(9)	—	141
CRE-construction and development	42	—	2	(6)	—	38
Dealer floor plan	10	—	—	—	—	10
Other lending subsidiaries	22	(2)	1	—	—	21
Retail:
Direct retail lending	111	(13)	7	8	—	113
Revolving credit	106	(19)	5	10	—	102
Residential mortgage-nonguaranteed	200	(8)	1	4	—	197
Residential mortgage-government guaranteed	30	(1)	—	(1)	—	28
Sales finance	48	(5)	2	(1)	—	44
Other lending subsidiaries	237	(55)	9	58	—	249
PCI	57	—	—	—	—	57
ALLL	1,464	(139)	41	91	—	1,457
RUFC	68	—	—	6	4	78
ACL	$1,532	$(139)	$41	$97	$4	$1,535

	ACL Rollforward
Six Months Ended June 30, 2016	Beginning Balance	Charge-Offs	Recoveries	Provision (Benefit)	Acquisition	Ending Balance
	(Dollars in millions)
Commercial:
Commercial and industrial	$466	$(82)	$24	$111	$—	$519
CRE-income producing properties	135	(2)	4	(21)	—	116
CRE-construction and development	37	—	6	(15)	—	28
Dealer floor plan	8	—	—	2	—	10
Other lending subsidiaries	22	(12)	4	13	—	27
Retail:
Direct retail lending	105	(25)	13	12	—	105
Revolving credit	104	(35)	10	19	—	98
Residential mortgage-nonguaranteed	194	(15)	2	13	—	194
Residential mortgage-government guaranteed	23	(2)	—	9	—	30
Sales finance	40	(14)	6	4	—	36
Other lending subsidiaries	265	(153)	20	147	—	279
PCI	61	—	—	4	—	65
ALLL	1,460	(340)	89	298	—	1,507
RUFC	90	—	—	(3)	9	96
ACL	$1,550	$(340)	$89	$295	$9	$1,603

	ACL Rollforward
Six Months Ended June 30, 2015	Beginning Balance	Charge-Offs	Recoveries	Provision (Benefit)	Acquisition	Ending Balance
	(Dollars in millions)
Commercial:
Commercial and industrial	$421	$(46)	$21	$61	$—	$457
CRE-income producing properties	162	(13)	3	(11)	—	141
CRE-construction and development	48	(2)	6	(14)	—	38
Dealer floor plan	10	—	—	—	—	10
Other lending subsidiaries	21	(5)	2	3	—	21
Retail:
Direct retail lending	110	(25)	15	13	—	113
Revolving credit	110	(37)	10	19	—	102
Residential mortgage-nonguaranteed	217	(19)	1	(2)	—	197
Residential mortgage-government guaranteed	36	(1)	—	(7)	—	28
Sales finance	40	(11)	5	10	—	44
Other lending subsidiaries	235	(119)	17	116	—	249
PCI	64	(1)	—	(6)	—	57
ALLL	1,474	(279)	80	182	—	1,457
RUFC	60	—	—	14	4	78
ACL	$1,534	$(279)	$80	$196	$4	$1,535

The following table provides a summary of loans that are collectively evaluated for impairment.

	June 30, 2016		December 31, 2015
	Recorded Investment	Related ALLL	Recorded Investment	Related ALLL
	(Dollars in millions)
Commercial:
Commercial and industrial	$51,567	$478	$48,110	$439
CRE-income producing properties	14,793	109	13,339	127
CRE-construction and development	3,659	24	3,697	32
Dealer floor plan	1,308	10	1,215	8
Other lending subsidiaries	7,200	26	6,789	21
Retail:
Direct retail lending	11,943	95	11,055	93
Revolving credit	2,481	86	2,477	91
Residential mortgage-nonguaranteed	29,399	151	29,228	153
Residential mortgage-government guaranteed	466	5	553	1
Sales finance	9,412	35	10,308	39
Other lending subsidiaries	7,105	245	6,534	235
PCI	1,109	65	1,122	61
Total	$140,442	$1,329	$134,427	$1,300

The following tables set forth certain information regarding impaired loans, excluding PCI and LHFS, that were individually evaluated for impairment.

As of / For The Six Months Ended June 30, 2016	Recorded Investment	UPB	Related ALLL	Average Recorded Investment	Interest Income Recognized
	(Dollars in millions)
With no related allowance recorded:
Commercial:
Commercial and industrial	$245	$273	$—	$195	$—
CRE-income producing properties	11	17	—	16	—
CRE-construction and development	6	8	—	7	—
Other lending subsidiaries	10	11	—	5	—
Retail:
Direct retail lending	12	39	—	12	—
Residential mortgage-nonguaranteed	68	132	—	78	2
Residential mortgage-government guaranteed	3	3	—	4	—
Sales finance	1	2	—	1	—
Other lending subsidiaries	4	8	—	4	—
With an allowance recorded:
Commercial:
Commercial and industrial	291	311	41	240	2
CRE-income producing properties	68	68	7	73	1
CRE-construction and development	25	25	4	24	—
Other lending subsidiaries	5	6	1	3	—
Retail:
Direct retail lending	70	72	10	72	2
Revolving credit	31	31	12	32	1
Residential mortgage-nonguaranteed	369	388	43	355	8
Residential mortgage-government guaranteed	345	345	25	314	6
Sales finance	16	16	1	17	—
Other lending subsidiaries	204	206	34	193	15
Total	$1,784	$1,961	$178	$1,645	$37

As Of / For The Year Ended December 31, 2015	Recorded Investment	UPB	Related ALLL	Average Recorded Investment	Interest Income Recognized
	(Dollars in millions)
With no related ALLL recorded:
Commercial:
Commercial and industrial	$129	$164	$—	$95	$1
CRE-income producing properties	8	13	—	17	—
CRE-construction and development	8	11	—	10	—
Dealer floor plan	—	—	—	2	—
Other lending subsidiaries	2	3	—	—	—
Retail:
Direct retail lending	11	40	—	12	1
Residential mortgage-nonguaranteed	84	153	—	97	4
Residential mortgage-government guaranteed	5	5	—	3	—
Sales finance	1	2	—	1	—
Other lending subsidiaries	4	8	—	3	—
With an ALLL recorded:
Commercial:
Commercial and industrial	191	194	27	223	5
CRE-income producing properties	74	77	8	96	3
CRE-construction and development	27	27	5	36	1
Dealer floor plan	—	—	—	1	—
Other lending subsidiaries	4	5	1	6	—
Retail:
Direct retail lending	74	75	12	79	4
Revolving credit	33	33	13	36	1
Residential mortgage-nonguaranteed	351	368	41	354	15
Residential mortgage-government guaranteed	312	312	22	323	13
Sales finance	18	18	1	19	1
Other lending subsidiaries	188	190	30	179	28
Total	$1,524	$1,698	$160	$1,592	$77

Trial modifications are excluded from the following disclosures because the specific types and amounts of concessions offered to borrowers frequently change between the trial modification and the permanent modification. The following table provides a summary of TDRs, all of which are considered impaired.

	June 30, 2016	December 31, 2015
	(Dollars in millions)
Performing TDRs:
Commercial:
Commercial and industrial	$39	$49
CRE-income producing properties	16	13
CRE-construction and development	10	16
Direct retail lending	69	72
Sales finance	16	17
Revolving credit	31	33
Residential mortgage-nonguaranteed	276	288
Residential mortgage-government guaranteed	348	316
Other lending subsidiaries	198	178
Total performing TDRs	1,003	982
Nonperforming TDRs (also included in NPL disclosures)	146	146
Total TDRs	$1,149	$1,128

ALLL attributable to TDRs	$125	$126

The following tables summarize the primary reason loan modifications were classified as TDRs and includes newly designated TDRs as well as modifications made to existing TDRs. Balances represent the recorded investment at the end of the quarter in which the modification was made. Rate modifications include TDRs made with below market interest rates that also include modifications of loan structures.

	Three Months Ended June 30,
	2016			2015
	Types of Modifications		Impact To ALLL	Types of Modifications		Impact To ALLL
	Rate	Structure		Rate	Structure
	(Dollars in millions)
Commercial:
Commercial and industrial	$33	$14	$1	$40	$10	$1
CRE-income producing properties	3	1	—	2	10	—
CRE-construction and development	1	3	—	—	9	—

Retail:
Direct retail lending	4	—	—	3	—	1
Revolving credit	4	—	1	4	—	1
Residential mortgage-nonguaranteed	21	6	2	21	10	2
Residential mortgage-government guaranteed	69	—	3	49	—	2
Sales finance	—	1	—	—	3	—
Other lending subsidiaries	42	—	5	29	—	4

	Six Months Ended June 30,
	2016			2015
	Types of Modifications		Impact To ALLL	Types of Modifications		Impact To ALLL
	Rate	Structure		Rate	Structure
	(Dollars in millions)
Commercial:
Commercial and industrial	$95	$23	$2	$49	$24	$2
CRE-income producing properties	11	8	—	4	13	—
CRE-construction and development	4	3	—	—	12	—
Retail:
Direct retail lending	8	1	—	6	—	2
Revolving credit	9	—	2	8	—	2
Residential mortgage-nonguaranteed	38	14	3	44	22	5
Residential mortgage-government guaranteed	108	—	5	109	—	4
Sales finance	—	3	—	—	5	—
Other lending subsidiaries	74	—	10	60	—	8

Charge-offs and forgiveness of principal and interest for TDRs were immaterial for all periods presented.

The pre-default balance for modifications that experienced a payment default that had been classified as TDRs during the previous 12 months was $16 million and $15 million for the three months ended June 30, 2016 and 2015, respectively, and $33 million and $35 million for the six months ended June 30, 2016 and 2015, respectively. Payment default is defined as movement of the TDR to nonaccrual status, foreclosure or charge-off, whichever occurs first.

Changes in the carrying value and accretable yield of PCI loans are presented in the following table:

	Six Months Ended June 30, 2016				Year Ended December 31, 2015
	Purchased Impaired		Purchased Nonimpaired		Purchased Impaired		Purchased Nonimpaired
	Accretable Yield	Carrying Value	Accretable Yield	Carrying Value	Accretable Yield	Carrying Value	Accretable Yield	Carrying Value
	(Dollars in millions)
Balance at beginning of period	$189	$700	$176	$422	$134	$579	$244	$636
Additions	36	124	—	—	98	402	—	—
Accretion	(66)	66	(41)	41	(89)	89	(89)	89
Payments received, net	—	(155)	—	(89)	—	(370)	—	(303)
Other, net	131	—	28	—	46	—	21	—
Balance at end of period	$290	$735	$163	$374	$189	$700	$176	$422

Outstanding UPB at end of period		$1,106		$501		$1,063		$587

The following table presents additional information about BB&T's loans and leases:

	June 30, 2016	December 31, 2015
	(Dollars in millions)
Unearned income, discounts and net deferred loan fees and costs, excluding PCI	$610	$598
Residential mortgage loans in process of foreclosure	361	229

NOTE 5. Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill attributable to BB&T's operating segments are reflected in the table below.

	Community Banking	Residential Mortgage Banking	Dealer Financial Services	Specialized Lending	Insurance Holdings	Financial Services	Other, Treasury & Corporate	Total
	(Dollars in millions)
Goodwill, January 1, 2016	$6,187	$326	$111	$243	$1,482	$199	$—	$8,548
Acquisitions	6	—	—	2	270	—	802	1,080
Other adjustments	105	—	—	(134)	—	22	—	(7)
Goodwill, June 30, 2016	$6,298	$326	$111	$111	$1,752	$221	$802	$9,621

The other adjustments to goodwill were primarily the result of updating the purchase price allocation for Susquehanna. Goodwill acquired in connection with the acquisition of National Penn is included in the Other, Treasury & Corporate segment for the second quarter of 2016 and will be presented in the other segments following the systems conversion date in July 2016.

The acquisition of Swett & Crawford provided goodwill of $269 million and identifiable intangible assets of $240 million. The intangible assets are being amortized over 15 years based upon the estimated economic benefits received. Approximately $135 million of the goodwill and identifiable intangible assets is deductible for tax purposes.

The following table presents information for identifiable intangible assets subject to amortization:

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
CDI	$970	$(674)	$296	$903	$(634)	$269
Other, primarily customer relationship intangibles	1,432	(782)	650	1,164	(747)	417
Total	$2,402	$(1,456)	$946	$2,067	$(1,381)	$686

NOTE 6. Loan Servicing

Residential Mortgage Banking Activities

The following tables summarize residential mortgage banking activities. Mortgage and home equity loans managed by BB&T exclude loans serviced for others with no other continuing involvement.

	June 30, 2016	December 31, 2015
	(Dollars in millions)
UPB of mortgage loan servicing portfolio	$117,880	$116,817
UPB of home equity loan servicing portfolio	4,737	5,352
UPB of residential mortgage and home equity loan servicing portfolio	$122,617	$122,169

UPB of residential mortgage loans serviced for others (primarily agency conforming fixed rate)	$89,970	$91,132
Mortgage loans sold with recourse	644	702
Maximum recourse exposure from mortgage loans sold with recourse liability	306	326
Indemnification, recourse and repurchase reserves	80	79
FHA-insured mortgage loan reserve	85	85

As previously disclosed, during June 2014, BB&T received notice from the HUD-OIG that BB&T had been selected for an audit/survey to assess BB&T's compliance with FHA loan origination and quality control requirements. In late 2014 and in 2015, BB&T received subpoenas from the HUD-OIG and the Department of Justice seeking additional information regarding its lending practices in connection with loans insured by the FHA. BB&T is cooperating with the investigation. While the final outcome of the investigation has not been determined and neither the Department of Justice nor the HUD-OIG has formally asserted any claims, similar reviews and related matters with other financial institutions have resulted in cash settlements and other remedial actions. The estimated potential net exposure related to losses incurred by the FHA on defaulted loans ranges from $25 million to $105 million, and BB&T recognized an $85 million charge during 2014 that was included in other expense on the Consolidated Statements of Income.

	As of / For The Six Months Ended June 30,
	2016	2015
	(Dollars in millions)
UPB of residential mortgage loans sold from LHFS	$6,183	$6,804
Pre-tax gains recognized on mortgage loans sold and held for sale	59	74
Servicing fees recognized from mortgage loans serviced for others	134	136
Approximate weighted average servicing fee on the outstanding balance of residential mortgage loans serviced for others	0.28%	0.29%
Weighted average interest rate on mortgage loans serviced for others	4.09	4.16

	Six Months Ended June 30,
	2016	2015
	(Dollars in millions)
Residential MSRs, carrying value, beginning of period	$880	$844
Additions	56	68
Change in fair value due to changes in valuation inputs or assumptions:
Prepayment speeds	(209)	166
OAS	9	(70)
Servicing costs	2	(25)
Realization of expected net servicing cash flows, passage of time and other	(69)	(71)
Residential MSRs, carrying value, end of period	$669	$912

Gains (losses) on derivative financial instruments used to mitigate the income statement effect of changes in fair value	$229	$(38)

The sensitivity of the fair value of the residential MSRs to changes in key assumptions is included in the accompanying table:

	June 30, 2016			December 31, 2015
	Range		Weighted Average	Range		Weighted Average
	Min	Max		Min	Max
	(Dollars in millions)
Prepayment speed	12.9%	14.8%	14.2%	8.1%	9.0%	8.7%
Effect on fair value of a 10% increase			$(33)			$(28)
Effect on fair value of a 20% increase			(62)			(54)

OAS	9.9%	10.2%	10.0%	10.3%	10.6%	10.4%
Effect on fair value of a 10% increase			$(21)			$(32)
Effect on fair value of a 20% increase			(41)			(61)

Composition of loans serviced for others:
Fixed-rate residential mortgage loans			99.2%			99.2%
Adjustable-rate residential mortgage loans			0.8			0.8
Total			100.0%			100.0%

Weighted average life (in years)			4.9			6.8

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

Commercial Mortgage Banking Activities

The following table summarizes commercial mortgage banking activities for the periods presented:

	June 30, 2016	December 31, 2015
	(Dollars in millions)
UPB of CRE mortgages serviced for others	$28,455	$28,163
CRE mortgages serviced for others covered by recourse provisions	4,022	4,198
Maximum recourse exposure from CRE mortgages sold with recourse liability	1,221	1,259
Recorded reserves related to recourse exposure	7	7
Originated CRE mortgages during the year	2,981	7,012
Commercial MSRs at fair value	116	—

Effective January 1, 2016, the Company adopted the fair value option for commercial MSRs to facilitate hedging against the MSR asset. The impact of such adoption was immaterial.

NOTE 7. Deposits

A summary of deposits is presented in the accompanying table:

	June 30, 2016	December 31, 2015
	(Dollars in millions)
Noninterest-bearing deposits	$49,180	$45,695
Interest checking	28,528	25,410
Money market and savings	64,064	60,461
Time deposits	17,466	17,558
Total deposits	$159,238	$149,124

Time deposits $100,000 and greater	$7,466	$7,562
Time deposits $250,000 and greater	3,649	3,497

NOTE 8. Long-Term Debt

	June 30, 2016	December 31, 2015
	(Dollars in millions)
BB&T Corporation:
3.95% senior notes due 2016	$—	$500
3.20% senior notes due 2016	—	1,000
2.15% senior notes due 2017	750	749
1.60% senior notes due 2017	750	749
1.45% senior notes due 2018	465	500
Floating rate senior notes due 2018 (LIBOR-based, 1.51% at June 30, 2016)	400	400
2.05% senior notes due 2018	600	600
6.85% senior notes due 2019	540	540
2.25% senior notes due 2019	648	648
Floating rate senior notes due 2019 (LIBOR-based, 1.30% at June 30, 2016)	450	450
2.45% senior notes due 2020	1,298	1,298
2.63% senior notes due 2020	999	999
Floating rate senior notes due 2020 (LIBOR-based, 1.34% at June 30, 2016)	200	200
2.05% senior notes due 2021	1,249	—
5.38% senior notes due 2022	165	166
4.25% senior notes due 2024	130	—
4.90% subordinated notes due 2017	358	356
5.25% subordinated notes due 2019	586	586
3.95% subordinated notes due 2022	299	299

Branch Bank:
1.45% senior notes due 2016	750	750
Floating rate senior notes due 2016 (LIBOR-based, 1.10% at June 30, 2016)	375	375
1.05% senior notes due 2016	500	500
1.00% senior notes due 2017	599	599
1.35% senior notes due 2017	660	750
2.30% senior notes due 2018	750	750
1.45% senior notes due 2019	1,499	—
Floating rate senior notes due 2019 (LIBOR-based, 1.16% at June 30, 2016)	250	—
2.85% senior notes due 2021	700	700
5.63% subordinated notes due 2016	386	386
Floating rate subordinated notes due 2016 (LIBOR-based, 0.98% at June 30, 2016)	350	350
Floating rate subordinated notes due 2017 (LIBOR-based, 0.95% at June 30, 2016)	262	262
3.63% subordinated notes due 2025	1,249	1,249
3.80% subordinated notes due 2026	848	848

FHLB advances to Branch Bank:
Varying maturities to 2034	4,387	5,582

Other long-term debt	232	154

Basis adjustments	751	474
Total long-term debt	$24,435	$23,769

Basis adjustments include fair value hedge-related basis adjustments as well as debt issuance costs. The following table reflects the carrying amounts and effective interest rates for long-term debt:

	June 30, 2016		December 31, 2015
	Carrying Amount	Effective Rate	Carrying Amount	Effective Rate
	(Dollars in millions)
BB&T Corporation fixed rate senior notes	$7,724	1.86%	$7,831	2.35%
BB&T Corporation floating rate senior notes	1,049	1.43	1,050	1.20
BB&T Corporation fixed rate subordinated notes	1,388	0.90	1,382	1.52
Branch Bank fixed rate senior notes	5,520	1.30	4,071	1.62
Branch Bank floating rate senior notes	625	1.18	375	0.92
Branch Bank fixed rate subordinated notes	2,689	2.39	2,562	3.13
Branch Bank floating rate subordinated notes	612	3.45	612	3.24
FHLB advances (weighted average maturity of 5.5 years at June 30, 2016)	4,596	3.98	5,732	4.02
Other long-term debt	232		154
Total long-term debt	$24,435		$23,769

The effective rates above reflect the impact of hedges and issuance costs, as applicable. Subordinated notes with a remaining maturity of one year or greater qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.

NOTE 9. Shareholders' Equity

On March 9, 2016, BB&T issued $465 million of series H non-cumulative perpetual preferred stock with a stated dividend rate of 5.625% per annum for net proceeds of $450 million. Dividends, if declared by the Board of Directors, are payable quarterly in arrears. BB&T issued depositary shares, each of which represents a fractional ownership interest in a share of the 18,600 shares of the Company’s series H preferred stock. The preferred stock has no stated maturity and redemption is solely at the option of the Company in whole, but not in part, upon the occurrence of a regulatory capital treatment event, as defined. In addition, the preferred stock may be redeemed in whole or in part, on any dividend payment date after June 1, 2021. Under current rules, any redemption of the preferred stock is subject to prior approval of the FRB. The preferred stock is not subject to any sinking fund or other obligations of the Corporation.

The activity relating to options and restricted shares/units during the period is presented in the following tables:

	Options	Wtd. Avg. Exercise Price
	(Shares in thousands)
Outstanding at January 1, 2016	20,577	$34.89
Granted	610	32.10
Replacement awards issued in connection with business combination	566	36.12
Exercised	(516)	28.08
Forfeited or expired	(2,809)	40.58
Outstanding at June 30, 2016	18,428	34.16
Exercisable at June 30, 2016	17,478	34.15
Exercisable and expected to vest at June 30, 2016	18,378	34.16

	Restricted Shares/Units	Wtd. Avg. Grant Date Fair Value
	(Shares in thousands)
Nonvested at January 1, 2016	11,824	$29.81
Granted	5,224	27.48
Vested	(2,735)	27.45
Forfeited	(209)	29.44
Nonvested at June 30, 2016	14,104	29.41
Expected to vest at June 30, 2016	12,930	29.41

NOTE 10. AOCI

Three Months Ended June 30, 2016	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total
	(Dollars in millions)
AOCI balance, April 1, 2016	$(712)	$(198)	$163	$(154)	$(16)	$(917)
OCI before reclassifications, net of tax	1	(51)	110	6	1	67
Amounts reclassified from AOCI:
Personnel expense	16	—	—	—	—	16
Interest income	—	—	(16)	—	—	(16)
Interest expense	—	4	—	—	—	4
FDIC loss share income, net	—	—	—	17	—	17
Securities (gains) losses, net	—	—	—	—	—	—
Total before income taxes	16	4	(16)	17	—	21
Less: Income taxes	6	2	(6)	6	—	8
Net of income taxes	10	2	(10)	11	—	13
Net change in AOCI	11	(49)	100	17	1	80
AOCI balance, June 30, 2016	$(701)	$(247)	$263	$(137)	$(15)	$(837)

Three Months Ended June 30, 2015	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total
	(Dollars in millions)
AOCI balance, April 1, 2015	$(617)	$(108)	$209	$(197)	$(20)	$(733)
OCI before reclassifications, net of tax	1	60	(121)	5	1	(54)
Amounts reclassified from AOCI:
Personnel expense	12	—	—	—	—	12
Interest income	—	—	22	—	—	22
Interest expense	—	21	—	—	—	21
FDIC loss share income, net	—	—	—	6	—	6
Securities (gains) losses, net	—	—	1	—	—	1
Total before income taxes	12	21	23	6	—	62
Less: Income taxes	4	8	9	2	—	23
Net of income taxes	8	13	14	4	—	39
Net change in AOCI	9	73	(107)	9	1	(15)
AOCI balance, June 30, 2015	$(608)	$(35)	$102	$(188)	$(19)	$(748)

Six Months Ended June 30, 2016	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total
	(Dollars in millions)
AOCI balance, January 1, 2016	$(723)	$(83)	$(34)	$(169)	$(19)	$(1,028)
OCI before reclassifications, net of tax	1	(177)	352	11	3	190
Amounts reclassified from AOCI:
Personnel expense	33	—	—	—	—	33
Interest income	—	—	(43)	—	1	(42)
Interest expense	—	21	—	—	—	21
FDIC loss share income, net	—	—	—	33	—	33
Securities (gains) losses, net	—	—	(45)	—	—	(45)
Total before income taxes	33	21	(88)	33	1	—
Less: Income taxes	12	8	(33)	12	—	(1)
Net of income taxes	21	13	(55)	21	1	1
Net change in AOCI	22	(164)	297	32	4	191
AOCI balance, June 30, 2016	$(701)	$(247)	$263	$(137)	$(15)	$(837)

Six Months Ended June 30, 2015	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total
	(Dollars in millions)
AOCI balance, January 1, 2015	$(626)	$(54)	$152	$(207)	$(16)	$(751)
OCI before reclassifications, net of tax	3	(7)	(54)	7	(4)	(55)
Amounts reclassified from AOCI:
Personnel expense	24	—	—	—	—	24
Interest income	—	—	6	—	1	7
Interest expense	—	42	—	—	—	42
FDIC loss share income, net	—	—	—	19	—	19
Securities (gains) losses, net	—	—	1	—	—	1
Total before income taxes	24	42	7	19	1	93
Less: Income taxes	9	16	3	7	—	35
Net of income taxes	15	26	4	12	1	58
Net change in AOCI	18	19	(50)	19	(3)	3
AOCI balance, June 30, 2015	$(608)	$(35)	$102	$(188)	$(19)	$(748)

NOTE 11. Income Taxes

The effective tax rates for the three months ended June 30, 2016 and 2015 were 30.0% and 13.8%, respectively. The effective tax rates for the six months ended June 30, 2016 and 2015 were 30.1% and 23.4%, respectively. The effective tax rates for the three and six months ended June 30, 2016 were higher than the corresponding periods of 2015 primarily due to changes in unrecognized tax benefits as described below. In addition, the second quarter of 2016 includes a $13 million tax benefit related to specific tax-advantaged assets.

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

The following table presents changes in unrecognized tax benefits:

	As of/For the Year-to-Date Period Ended
	June 30, 2016	December 31, 2015
	(Dollars in millions)
Beginning balance of unrecognized tax benefits	$426	$503
Additions (reductions) for tax positions of prior years	(5)	(76)
Settlements	(418)	(1)
Lapse of statute of limitations	—	(1)
Unrecognized deferred tax benefits from acquisitions	—	1
Ending balance of unrecognized tax benefits	$3	$426

Unrecognized tax benefits that would have impacted effective rate if recognized
Federal	$—	$422
State	2	3

At June 30, 2016, the liabilities for tax-related interest and penalties recorded on the Consolidated Balance Sheets were immaterial, compared to $181 million at December 31, 2015.

NOTE 12. Benefit Plans

	Qualified Plan		Nonqualified Plans
Three Months Ended June 30,	2016	2015	2016	2015
	(Dollars in millions)
Service cost	$44	$42	$3	$3
Interest cost	41	34	4	4
Estimated return on plan assets	(81)	(81)	—	—
Amortization and other	16	12	3	3
Net periodic benefit cost	$20	$7	$10	$10

	Qualified Plan		Nonqualified Plans
Six Months Ended June 30,	2016	2015	2016	2015
	(Dollars in millions)
Service cost	$86	$85	$6	$6
Interest cost	81	68	9	8
Estimated return on plan assets	(162)	(162)	—	—
Amortization and other	33	24	6	7
Net periodic benefit cost	$38	$15	$21	$21

BB&T makes contributions to the qualified pension plan in amounts between the minimum required for funding and the maximum amount deductible for federal income tax purposes. Discretionary contributions totaling $280 million were made during the six months ended June 30, 2016. There are no required contributions for the remainder of 2016, though BB&T may elect to make additional contributions.

NOTE 13. Commitments and Contingencies

	June 30, 2016	December 31, 2015
	(Dollars in millions)
Letters of credit	$3,072	$3,033
Carrying amount of the liability for letters of credit	29	27

Investments in affordable housing and historic building rehabilitation projects:
Carrying amount	1,725	1,629
Amount of future funding commitments included in carrying amount	749	654
Lending exposure	338	292
Tax credits subject to recapture	374	355

Private equity and similar investments	353	289
Future funding commitments to consolidated private equity funds	212	231

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

	June 30, 2016	December 31, 2015
	(Dollars in millions)
Pledged securities	$14,523	$14,063
Pledged loans	74,248	69,070

NOTE 14. Fair Value Disclosures

Accounting standards define fair value as the exchange price that would be received on the measurement date to sell an asset or the price paid to transfer a liability in the principal or most advantageous market available to the entity in an orderly transaction between market participants, with a three level valuation input hierarchy.

The following tables present fair value information for assets and liabilities measured at fair value on a recurring basis:

June 30, 2016	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets:
Trading securities	$585	$320	$265	$—
AFS securities:
U.S. Treasury	1,173	—	1,173	—
Agency MBS	23,839	—	23,839	—
States and political subdivisions	2,211	—	2,211	—
Non-agency MBS	68	—	68	—
Other	10	10	—	—
Acquired from FDIC	943	—	384	559
LHFS	2,485	—	2,466	19
MSRs	785	—	—	785
Derivative assets:
Interest rate contracts	1,596	1	1,561	34
Foreign exchange contracts	10	—	10	—
Private equity and similar investments	353	—	—	353
Total assets	$34,058	$331	$31,977	$1,750

Liabilities:
Derivative liabilities:
Interest rate contracts	$1,423	$—	$1,422	$1
Foreign exchange contracts	3	—	3	—
Securities sold short	125	—	125	—
Total liabilities	$1,551	$—	$1,550	$1

December 31, 2015	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets:
Trading securities	$1,180	$311	$869	$—
AFS securities:
U.S. Treasury	1,832	—	1,832	—
GSE	51	—	51	—
Agency MBS	20,046	—	20,046	—
States and political subdivisions	2,079	—	2,079	—
Non-agency MBS	221	—	221	—
Other	4	4	—	—
Acquired from FDIC	1,064	—	438	626
LHFS	1,035	—	1,035	—
MSRs	880	—	—	880
Derivative assets:
Interest rate contracts	964	—	956	8
Foreign exchange contracts	6	—	6	—
Private equity and similar investments	289	—	—	289
Total assets	$29,651	$315	$27,533	$1,803

Liabilities:
Derivative liabilities:
Interest rate contracts	$788	$—	$784	$4
Foreign exchange contracts	4	—	4	—
Securities sold short	147	—	147	—
Total liabilities	$939	$—	$935	$4

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

Other securities: These securities include mutual funds, corporate bonds and equities. These securities are valued based on a review of quoted market prices for assets as well as through the various other inputs discussed previously.

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

The following tables summarize activity for Level 3 assets and liabilities:

Three Months Ended June 30, 2016	Acquired from FDIC Securities	MSRs	Net Derivatives	Private Equity and Similar Investments
	(Dollars in millions)
Balance at April 1, 2016	$600	$860	$21	$301
Total realized and unrealized gains (losses):
Included in earnings:
Interest income	17	—	—	—
Mortgage banking income	—	(69)	24	—
Included in unrealized net holding gains (losses) in OCI	(25)	—	—	—
Purchases	—	—	—	55
Issuances	—	34	23	—
Settlements	(33)	(40)	(35)	(3)
Balance at June 30, 2016	$559	$785	$33	$353

Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2016	$17	$(69)	$33	$(2)

Three Months Ended June 30, 2015	Acquired from FDIC Securities	MSRs	Net Derivatives	Private Equity and Similar Investments
	(Dollars in millions)
Balance at April 1, 2015	$719	$764	$23	$366
Total realized and unrealized gains (losses):
Included in earnings:
Interest income	5	—	—	—
Mortgage banking income	—	140	20	—
Other noninterest income	—	—	2	3
Included in unrealized net holding gains (losses) in OCI	(11)	—	—	—
Purchases	—	—	—	13
Issuances	—	42	3	—
Sales	—	—	—	(10)
Settlements	(25)	(34)	(50)	(13)
Balance at June 30, 2015	$688	$912	$(2)	$359

Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2015	$5	$140	$4	$(1)

Six Months Ended June 30, 2016	Acquired from FDIC Securities	MSRs	Net Derivatives	Private Equity and Similar Investments
	(Dollars in millions)
Balance at January 1, 2016	$626	$880	$4	$289
Total realized and unrealized gains (losses):
Included in earnings:
Interest income	32	—	—	—
Mortgage banking income	—	(196)	56	—
Other noninterest income	—	—	—	3
Included in unrealized net holding gains (losses) in OCI	(45)	—	—	—
Purchases	—	—	—	74
Issuances	—	56	63	—
Sales	—	—	—	(8)
Settlements	(54)	(78)	(90)	(5)
Other	—	123	—	—
Balance at June 30, 2016	$559	$785	$33	$353

Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2016	$32	$(196)	$33	$—

Other represents the adoption of the fair value method for commercial MSRs as of January 1, 2016.

Six Months Ended June 30, 2015	Acquired from FDIC Securities	MSRs	Net Derivatives	Private Equity and Similar Investments
	(Dollars in millions)
Balance at January 1, 2015	$745	$844	$17	$329
Total realized and unrealized gains (losses):
Included in earnings:
Interest income	16	—	—	—
Mortgage banking income	—	69	48	—
Other noninterest income	—	—	(2)	19
Included in unrealized net holding gains (losses) in OCI	(25)	—	—	—
Purchases	—	—	—	55
Issuances	—	68	41	—
Sales	—	—	—	(29)
Settlements	(48)	(69)	(106)	(15)
Balance at June 30, 2015	$688	$912	$(2)	$359

Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2015	$16	$69	$—	$15

BB&T's policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of a reporting period. Transfers involving Level 3, if any, are presented in the preceding tables. There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2016 or 2015.

The majority of private equity and similar investments are in SBIC qualified funds, which primarily focus on equity and subordinated debt investments in privately-held middle market companies. The majority of these VIE investments are not redeemable and distributions are received as the underlying assets of the funds liquidate. The timing of distributions, which are expected to occur on various dates through 2026, is uncertain and dependent on various events such as recapitalizations, refinance transactions and ownership changes among others. Excluding the investment of future funds, these investments have an estimated weighted average remaining life of approximately three years; however, the timing and amount of distributions may vary significantly. As of June 30, 2016, restrictions on the ability to sell the investments include, but are not limited to, consent of a majority member or general partner approval for transfer of ownership. These investments are spread over numerous privately-held middle market companies, and thus the sensitivity to a change in fair value for any single investment is limited. The significant unobservable inputs for these investments are EBITDA multiples that ranged from 4x to 11x, with a weighted average of 8x, at June 30, 2016.

The following table details the fair value and UPB of LHFS that were elected to be carried at fair value:

	June 30, 2016			December 31, 2015
	Fair Value	Aggregate UPB	Difference	Fair Value	Aggregate UPB	Difference
	(Dollars in millions)
LHFS reported at fair value	$2,485	2,427	58	$1,035	$1,023	$12

Excluding government guaranteed, LHFS that were nonaccrual or 90 days or more past due and still accruing interest were not material at June 30, 2016.

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

	June 30, 2016			June 30, 2015
	Carrying Value	Valuation Adjustments		Carrying Value	Valuation Adjustments
		Three Months Ended	Six Months Ended		Three Months Ended	Six Months Ended
	(Dollars in millions)
Impaired loans	$358	(16)	$(54)	$114	(1)	$(13)
Foreclosed real estate	53	(44)	(98)	86	(43)	(83)

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

Financial assets and liabilities not recorded at fair value are summarized below:

June 30, 2016	Carrying Amount	Total Fair Value	Level 2	Level 3
	(Dollars in millions)
Financial assets:
HTM securities	$18,762	$19,157	$19,157	$—
Loans and leases HFI, net of ALLL	140,719	142,005	—	142,005
FDIC loss share receivable	218	47	—	47

Financial liabilities:
Deposits	159,238	159,291	159,291	—
FDIC loss share payable	673	666	—	666
Long-term debt	24,435	25,072	25,072	—

December 31, 2015	Carrying Amount	Total Fair Value	Level 2	Level 3
	(Dollars in millions)
Financial assets:
HTM securities	$18,530	$18,519	$18,519	$—
Loans and leases HFI, net of ALLL	134,491	134,728	—	134,728
FDIC loss share receivable	285	11	—	11

Financial liabilities:
Deposits	149,124	149,300	149,300	—
FDIC loss share payable	685	676	—	676
Long-term debt	23,769	24,206	24,206	—

The following is a summary of selected information pertaining to off-balance sheet financial instruments:

	June 30, 2016		December 31, 2015
	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value
	(Dollars in millions)
Commitments to extend, originate or purchase credit	$62,695	$257	$59,019	$253
Residential mortgage loans sold with recourse	644	9	702	8
Other loans sold with recourse	4,022	7	4,198	7
Letters of credit	3,072	29	3,033	27

NOTE 15. Derivative Financial Instruments

Derivative Classifications and Hedging Relationships

		June 30, 2016			December 31, 2015
	Hedged Item or Transaction	Notional Amount	Fair Value		Notional Amount	Fair Value
			Gain	Loss		Gain	Loss
		(Dollars in millions)
Cash flow hedges:
Interest rate contracts:
Pay fixed swaps	3 mo. LIBOR funding	$7,800	$—	$(461)	$9,300	$—	$(214)

Fair value hedges:
Interest rate contracts:
Receive fixed swaps	Long-term debt	14,709	588	—	13,092	329	(1)
Pay fixed swaps	Commercial loans	220	—	(5)	207	—	(2)
Pay fixed swaps	Municipal securities	240	—	(121)	244	—	(94)
Total		15,169	588	(126)	13,543	329	(97)

Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Receive fixed swaps		9,768	568	—	8,827	337	(1)
Pay fixed swaps		9,956	—	(606)	8,984	1	(363)
Other swaps		1,170	4	(7)	1,005	3	(6)
Other		642	1	(1)	601	1	(2)
Forward commitments		8,901	27	(26)	4,403	5	(4)
Foreign exchange contracts		568	10	(3)	513	6	(4)
Total		31,005	610	(643)	24,333	353	(380)

Mortgage banking:
Interest rate contracts:
Interest rate lock commitments		3,089	34	(1)	1,828	8	(4)
When issued securities, forward rate agreements and forward commitments		4,978	11	(62)	2,725	9	(5)
Other		527	7	—	677	4	—
Total		8,594	52	(63)	5,230	21	(9)

MSRs:
Interest rate contracts:
Receive fixed swaps		4,989	177	—	2,343	79	(7)
Pay fixed swaps		2,641	—	(75)	2,329	4	(56)
Option trades		6,010	164	(58)	7,765	184	(24)
When issued securities, forward rate agreements and forward commitments		2,860	15	—	2,682	—	(5)
Total		16,500	356	(133)	15,119	267	(92)
Total derivatives not designated as hedges		56,099	1,018	(839)	44,682	641	(481)
Total derivatives		$79,068	1,606	(1,426)	$67,525	970	(792)

Gross amounts not offset in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements not offset due to policy election			(670)	670		(391)	391
Cash collateral (received) posted			(398)	691		(283)	368
Net amount			$538	$(65)		$296	$(33)

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

The Effect of Derivative Instruments on the Consolidated Statements of Income
Three Months Ended June 30, 2016 and 2015

	Effective Portion
	Pre-tax Gain			Pre-tax Gain (Loss)
	(Loss) Recognized			Reclassified from
	in AOCI		Location of Amounts	AOCI into Income
	2016	2015	Reclassified from AOCI into Income	2016	2015
	(Dollars in millions)
Cash flow hedges:
Interest rate contracts	$(83)	$95	Total interest expense	$(4)	$(21)

				Pre-tax Gain
				(Loss) Recognized
			Location of Amounts	in Income
			Recognized in Income	2016	2015
				(Dollars in millions)
Fair value hedges:
Interest rate contracts			Total interest income	$(4)	$(5)
Interest rate contracts			Total interest expense	59	68
Total				$55	$63

Not designated as hedges:
Client-related and other risk management:
Interest rate contracts			Other noninterest income	$9	$11
Foreign exchange contracts			Other noninterest income	13	(1)
Mortgage banking:
Interest rate contracts			Mortgage banking income	(13)	13
MSRs:
Interest rate contracts			Mortgage banking income	86	(119)
Total				$95	$(96)

The Effect of Derivative Instruments on the Consolidated Statements of Income
Six Months Ended June 30, 2016 and 2015

	Effective Portion
	Pre-tax Gain			Pre-tax Gain (Loss)
	(Loss) Recognized			Reclassified from
	in AOCI		Location of Amounts	AOCI into Income
	2016	2015	Reclassified from AOCI into Income	2016	2015
	(Dollars in millions)
Cash Flow Hedges:
Interest rate contracts	$(283)	$(12)	Total interest expense	$(21)	$(42)

				Pre-tax Gain
				(Loss) Recognized
			Location of Amounts	in Income
			Recognized in Income	2016	2015
				(Dollars in millions)
Fair Value Hedges:
Interest rate contracts			Total interest income	$(8)	$(10)
Interest rate contracts			Total interest expense	119	136
Total				$111	$126

Not Designated as Hedges:
Client-related and other risk management:
Interest rate contracts			Other noninterest income	$8	$12
Foreign exchange contracts			Other noninterest income	5	9
Mortgage Banking:
Interest rate contracts			Mortgage banking income	(19)	20
MSRs:
Interest rate contracts			Mortgage banking income	229	(38)
Total				$223	$3

The following table provides a summary of derivative strategies and the related accounting treatment:

	Cash Flow Hedges	Fair Value Hedges	Derivatives Not Designated as Hedges

Risk exposure	Variability in cash flows of interest payments on floating rate business loans, overnight funding and various LIBOR funding instruments.	Changes in value on fixed rate long-term debt, CDs, FHLB advances, loans and state and political subdivision securities due to changes in interest rates.
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
Not applicable

Treatment if transaction is no longer probable of occurring during forecast period or within a short period thereafter	Hedge accounting is ceased and any gain or loss in AOCI is reported in earnings immediately.	Not applicable	Not applicable

The following table presents information about BB&T's cash flow and fair value hedges:

	June 30, 2016		December 31, 2015
	(Dollars in millions)
Cash flow hedges:
Net unrecognized after-tax loss on active hedges recorded in AOCI	$(289)		$(134)
Net unrecognized after-tax gain on terminated hedges recorded in AOCI (to be recognized in earnings through 2022)	41		50
Estimated portion of net after-tax loss on active and terminated hedges to be reclassified from AOCI into earnings during the next 12 months	14		(7)
Maximum time period over which BB&T has hedged a portion of the variability in future cash flows for forecasted transactions excluding those transactions relating to the payment of variable interest on existing instruments	6	yrs	7	yrs

Fair value hedges:
Unrecognized pre-tax net gain on terminated hedges (to be recognized as interest primarily through 2019)	$186		$138
Portion of pre-tax net gain on terminated hedges to be recognized as a change in interest during the next 12 months	59		57

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

	June 30, 2016	December 31, 2015
	(Dollars in millions)
Dealer Counterparties:
Cash collateral received from dealer counterparties	$402	$283
Derivatives in a net gain position secured by that collateral	396	301
Unsecured positions in a net gain with dealer counterparties after collateral postings	—	18

Cash collateral posted to dealer counterparties	190	156
Derivatives in a net loss position secured by that collateral	189	161
Additional collateral that would have been posted had BB&T's credit ratings dropped below investment grade	2	6

Central Clearing Parties:
Cash collateral, including initial margin, posted to central clearing parties	505	223
Derivatives in a net loss position secured by that collateral	531	227
Securities pledged to central clearing parties	229	207

NOTE 16. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions, except per share data, shares in thousands)
Net income available to common shareholders	$541	$454	$1,068	$942

Weighted average number of common shares	814,261	724,880	797,727	723,268
Effect of dilutive outstanding equity-based awards	9,421	9,647	9,112	9,734
Weighted average number of diluted common shares	823,682	734,527	806,839	733,002

Basic EPS	$0.67	$0.63	$1.34	$1.30

Diluted EPS	$0.66	$0.62	$1.32	$1.29

Anti-dilutive awards	5,755	8,344	9,958	9,938

NOTE 17. Operating Segments

The financial information related to National Penn's operations is included in the Other, Treasury & Corporate segment for the second quarter of 2016 and will be presented in certain other segments following the systems conversion date in July 2016.

Intangible assets and related amortization resulting from other recent bank acquisitions have been reclassified from Other, Treasury and Corporate to Community Banking.

The following tables disclose selected financial information with respect to reportable segments for the periods indicated:

Reportable Segments
Three Months Ended June 30, 2016 and 2015

	Community Banking		Residential Mortgage Banking		Dealer Financial Services		Specialized Lending
	2016	2015	2016	2015	2016	2015	2016	2015
	(Dollars in millions)
Net interest income (expense)	$532	$431	$333	$343	$226	$216	$186	$153
Net intersegment interest income (expense)	391	304	(223)	(227)	(39)	(38)	(69)	(56)
Segment net interest income	923	735	110	116	187	178	117	97
Allocated provision for credit losses	23	11	10	3	58	48	17	11
Noninterest income	305	290	82	100	—	—	73	71
Intersegment net referral fees (expense)	40	39	1	(1)	—	—	—	—
Noninterest expense	435	373	87	78	36	41	72	64
Amortization of intangibles	18	9	—	—	—	—	1	1
Allocated corporate expenses	330	307	25	23	11	10	19	15
Income (loss) before income taxes	462	364	71	111	82	79	81	77
Provision (benefit) for income taxes	168	133	27	42	31	30	20	19
Segment net income (loss)	$294	$231	$44	$69	$51	$49	$61	$58

Identifiable assets (period end)	$67,952	$56,803	$33,651	$34,218	$14,463	$13,906	$19,739	$17,067

	Insurance Holdings		Financial Services		Other, Treasury & Corporate (1)		Total BB&T Corporation
	2016	2015	2016	2015	2016	2015	2016	2015
	(Dollars in millions)
Net interest income (expense)	$1	$—	$68	$54	$271	$115	$1,617	$1,312
Net intersegment interest income (expense)	1	1	91	76	(152)	(60)	—	—
Segment net interest income	2	1	159	130	119	55	1,617	1,312
Allocated provision for credit losses	—	—	6	23	(3)	1	111	97
Noninterest income	465	425	210	212	(5)	(79)	1,130	1,019
Intersegment net referral fees (expense)	—	—	5	4	(46)	(42)	—	—
Noninterest expense	350	310	190	177	585	587	1,755	1,630
Amortization of intangibles	18	11	1	—	4	2	42	23
Allocated corporate expenses	28	25	37	34	(450)	(414)	—	—
Income (loss) before income taxes	71	80	140	112	(68)	(242)	839	581
Provision (benefit) for income taxes	27	27	53	42	(74)	(213)	252	80
Segment net income (loss)	$44	$53	$87	$70	$6	$(29)	$587	$501

Identifiable assets (period end)	$3,590	$2,907	$17,577	$14,715	$64,887	$51,401	$221,859	$191,017

Reportable Segments
Six Months Ended June 30, 2016 and 2015

	Community Banking		Residential Mortgage Banking		Dealer Financial Services		Specialized Lending
	2016	2015	2016	2015	2016	2015	2016	2015
	(Dollars in millions)
Net interest income (expense)	$1,061	$857	$665	$684	$455	$429	$364	$299
Net intersegment interest income (expense)	780	587	(450)	(459)	(79)	(76)	(137)	(110)
Segment net interest income	1,841	1,444	215	225	376	353	227	189
Allocated provision for credit losses	13	24	21	(9)	134	109	35	23
Noninterest income	593	561	153	184	1	—	138	132
Intersegment net referral fees (expense)	70	70	1	—	—	—	—	—
Noninterest expense	857	731	163	158	71	73	137	121
Amortization of intangibles	37	17	—	—	—	—	2	2
Allocated corporate expenses	662	612	51	46	22	19	37	30
Income (loss) before income taxes	935	691	134	214	150	152	154	145
Provision (benefit) for income taxes	340	252	51	81	57	58	37	34
Segment net income (loss)	$595	$439	$83	$133	$93	$94	$117	$111

Identifiable assets (period end)	$67,952	$56,803	$33,651	$34,218	$14,463	$13,906	$19,739	$17,067

	Insurance Holdings		Financial Services		Other, Treasury & Corporate (1)		Total BB&T Corporation
	2016	2015	2016	2015	2016	2015	2016	2015
	(Dollars in millions)
Net interest income (expense)	$1	$1	$131	$105	$469	$249	$3,146	$2,624
Net intersegment interest income (expense)	2	3	179	147	(295)	(92)	—	—
Segment net interest income	3	4	310	252	174	157	3,146	2,624
Allocated provision for credit losses	—	—	96	47	(4)	2	295	196
Noninterest income	886	867	407	414	(32)	(142)	2,146	2,016
Intersegment net referral fees (expense)	—	—	8	7	(79)	(77)	—	—
Noninterest expense	649	612	371	339	1,020	997	3,268	3,031
Amortization of intangibles	29	23	2	1	4	1	74	44
Allocated corporate expenses	56	50	74	68	(902)	(825)	—	—
Income (loss) before income taxes	155	186	182	218	(55)	(237)	1,655	1,369
Provision (benefit) for income taxes	58	61	68	82	(113)	(247)	498	321
Segment net income (loss)	$97	$125	$114	$136	$58	$10	$1,157	$1,048

Identifiable assets (period end)	$3,590	$2,907	$17,577	$14,715	$64,887	$51,401	$221,859	$191,017

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

•
disruptions to the national or global financial markets, including the impact of a downgrade of U.S. government obligations by one of the credit ratings agencies, the adverse effects of economic instability and recessionary conditions in Europe and the impact of market disruptions in China;

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

DIF Assessment

The FDIC has adopted a final rule that imposes a surcharge of 4.5 cents per $100 of the assessment base, after making certain adjustments, for banks with total assets of at least $10 billion. The surcharge will last for a period currently estimated by the FDIC to be two years and will begin the first quarter after the reserve ratio reaches 1.15%. BB&T estimates that the net effect of the new surcharge will increase BB&T's total annual assessment by an amount within the range of $40 million to $50 million.

Amendments to Stress Test Rules

The FDIC has modified the "as-of" dates for financial data that covered banks with more than $10 billion in assets use to perform their stress tests as well as the reporting dates and public disclosure dates of the annual stress tests. The revisions to the regulations became effective on January 1, 2016.

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

Liquidity Coverage Ratio: Liquidity Risk Measurement Standards

The OCC, the FRB, and the FDIC have adopted a final rule that implements a quantitative liquidity requirement consistent with the liquidity coverage ratio requirement established by the BCBS. Refer to "Market Risk Management" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section herein for additional information.

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

Volcker Rule

The Volcker Rule prohibits IDIs from engaging in short-term proprietary trading of certain securities, derivatives, commodity futures and options for their own account. The rule provides certain exemptions and also clarify that certain activities are not prohibited, including acting as agent, broker, or custodian. Banking entities were required to conform proprietary trading activities to the final rule by July 21, 2015.

The rule also imposes limits on certain relationships with hedge funds or private equity funds. The FRB extended the compliance deadline to July 21, 2017 for purposes of conforming investments in and relationships with certain funds that were in place prior to December 31, 2013. Complying with these requirements is not expected to have a material impact on BB&T's consolidated financial position, results of operations or cash flows.

FDIC Recordkeeping Requirements

The FDIC has released a proposed rule to facilitate prompt payment of FDIC-insured deposits when large IDIs fail. The proposal would require IDIs with two million or more deposit accounts to maintain complete and accurate data on each depositor's ownership interest by right and capacity and to develop the capability to calculate the insured and uninsured amounts for each deposit owner by ownership right and capacity. If enacted, this proposed rule would result in additional costs to BB&T.

Net Stable Funding Ratio: Liquidity Risk Measurement, Standards and Monitoring

The OCC, the FRB and the FDIC have issued a proposed rule that would implement a quantitative liquidity requirement consistent with the net stable funding ratio standard established by the BCBS. Refer to the "Liquidity" section in "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein for additional information.

Incentive-Based Compensation Arrangements

During May 2016, several financial regulators jointly issued a proposed rule designed to prohibit incentive-based compensation arrangements that could encourage inappropriate risks by providing excessive compensation or that could lead to a material financial loss. The proposed rule would require the applicable compensation arrangements to be considered against a number of factors, including a requirement that the arrangements contain both financial and non-financial measures of performance. In addition, the requirements would differ based on the size of the institution, and institutions with assets exceeding $50 billion would be subject to mandatory deferral, forfeiture/adjustment and clawback requirements for employees subject to the rule. BB&T is currently reviewing the proposed rule to determine the potential impact.

Executive Summary

Consolidated net income available to common shareholders for the second quarter of 2016 was $541 million, an increase of $87 million compared to the same quarter of 2015. On a diluted per common share basis, earnings for the second quarter of 2016 were $0.66, an increase of $0.04 compared to the second quarter of 2015.

BB&T's results of operations for the second quarter of 2016 produced an annualized return on average assets of 1.06%, an annualized return on average risk-weighted assets of 1.38% and an annualized return on average common shareholders' equity of 8.21%, compared to earlier quarter ratios of 1.06%, 1.32% and 8.20%, respectively.

On April 1, 2016, BB&T acquired National Penn for total consideration of $1.6 billion, which consisted of approximately $555 million in cash and the remainder in stock. National Penn had 126 financial centers, $10.1 billion of total assets and $6.6 billion of deposits. Also on April 1, 2016, BB&T purchased insurance broker CGSC North America Holdings Corporation ("Swett & Crawford") from Cooper Gay Swett & Crawford for $465 million in cash.

Total revenues on a FTE basis were $2.8 billion for the second quarter of 2016, an increase of $420 million compared to the same period in 2015 largely the result of acquisition activity.

Net interest margin was 3.41%, compared to 3.27% for the second quarter of 2015. Average earning assets increased $29.4 billion, or 17.8%, while average interest-bearing liabilities increased $21.7 billion, or 18.7%, both of which were primarily driven by acquisitions. The annualized yield on the total loan portfolio for the second quarter was 4.31%, up 13 basis points compared to the earlier quarter, which was also primarily due to acquisitions. The annualized fully taxable-equivalent yield on the average securities portfolio for the second quarter was 2.47%, up six basis points compared to the earlier quarter primarily due to securities duration adjustments.

The average annualized cost of interest-bearing deposits was 0.23%, down one basis point compared to the second quarter of 2015. The average annualized rate paid on long-term debt was 2.10%, down four basis points.

Noninterest income was up $111 million compared to the second quarter of 2015, which reflects higher insurance income due to the Swett & Crawford acquisition and an increase in other income due to the loss on sale of American Coastal recorded in the earlier period.

Excluding PCI loans, the provision for credit losses was $109 million, compared to $97 million in the second quarter of 2015. Net charge-offs for the second quarter of 2016, excluding PCI loans, totaled $97 million, essentially flat compared to the earlier quarter.

Noninterest expense was $1.8 billion for the second quarter of 2016, was up $144 million compared to the earlier quarter. This increase reflects higher expense in a number of categories primarily resulting from acquisition activity and current quarter restructuring activities, partially offset by a $172 million loss on early extinguishment of debt recorded in the earlier quarter.

The provision for income taxes was $252 million for the second quarter of 2016, compared to $80 million for the earlier quarter. This produced an effective tax rate for the second quarter of 2016 of 30.0%, compared to 13.8% for the second quarter of 2015. The current quarter included a $13 million tax benefit related to specific tax-advantaged assets while the earlier quarter included a $107 million tax benefit in connection with a U.S. Court of Appeals ruling related to previously disallowed deductions in connection with a financing transaction.

The Company released the results of its annual company-run stress tests and announced that the FRB accepted its capital plan and did not object to the Company’s proposed capital actions. On July 26, 2016, BB&T's Board of Directors approved an increase in the quarterly dividend from $0.02 to $0.30 and authorized cumulative share buybacks of up to $640 million beginning during the third quarter of 2016. These capital actions were consistent with BB&T's capital plan.

Refer to BB&T's Annual Report on Form 10-K for the year ended December 31, 2015 for additional information with respect to BB&T's recent accomplishments and significant challenges.

Analysis of Results of Operations

Net Interest Income and NIM

Second Quarter 2016 compared to Second Quarter 2015

Net interest income on a FTE basis was $1.7 billion for the second quarter of 2016, an increase of $309 million compared to the same period in 2015. Interest income increased $320 million, which reflects prior year acquisitions and the current quarter acquisition of National Penn. Interest expense was up $11 million, also largely driven by acquisitions.

Net interest margin was 3.41%, compared to 3.27% for the earlier quarter. Average earning assets increased $29.4 billion, or 17.8% while average interest-bearing liabilities increased $21.7 billion, or 18.7%, both of which were primarily driven by acquisitions. The annualized yield on the total loan portfolio for the second quarter was 4.31%, up 13 basis points compared to the earlier quarter, which primarily reflects the impact of purchase accounting. The annualized fully taxable-equivalent yield on the average securities portfolio for the second quarter was 2.47%, compared to 2.41% for the earlier period. This increase is primarily due to securities duration adjustments in the second quarter of 2016.

The average annualized cost of interest-bearing deposits was 0.23%, down one basis point compared to the earlier quarter. The average annualized rate paid on long-term debt was 2.10%, a decrease of four basis points compared to 2.14% for the second quarter of 2015. This decrease is due to favorable rates on new issuances and the extinguishment of higher cost FHLB advances in the earlier quarter.

Six Months of 2016 compared to Six Months of 2015

Net interest income on a FTE basis was $3.2 billion for the six months ended June 30, 2016, an increase of $530 million compared to the same period in 2015. The increase in net interest income reflects a $552 million increase in interest income and a $22 million increase in funding costs. The increase in interest income was driven by an increase in average earning assets of $24.8 billion compared to the same period of 2015, a higher balance of agency MBS and an increase in yields that reflects the impact of purchase accounting. The increase in funding costs was due to a $17.3 billion increase in interest-bearing liabilities, the majority of which were deposits obtained through acquisitions.

The NIM was 3.42% for the six months ended June 30, 2016, compared to 3.30% for the same period of 2015. The 12 basis point increase in NIM reflects the impact of purchase accounting and the impact from deposits representing a greater percentage of overall funding.

The annualized FTE yield on the average securities portfolio for the six months ended June 30, 2016 was 2.44%, flat compared to the annualized yield earned during the same period of 2015.

The annualized FTE yield for the total loan portfolio for the six months ended June 30, 2016 was 4.33%, compared to 4.20% in the corresponding period of 2015. This increase primarily reflects the impact of acquisitions.

The average annualized cost of interest-bearing deposits for the six months ended June 30, 2016 was 0.24%, compared to 0.25% for the same period in the prior year, reflecting improvements in mix.

The average annualized rate paid on long-term debt for the six months ended June 30, 2016 was 2.15%, compared to 2.16% for the same period in 2015. This decrease reflects the early extinguishments of higher cost FHLB advances during the second quarter of 2015 and the issuance of $3.0 billion of long-term debt at lower rates during the second quarter of 2016, partially offset by higher rates on variable rate debt.

The following tables set forth the major components of net interest income and the related annualized yields and rates as well as the variances between the periods caused by changes in interest rates versus changes in volumes. Changes attributable to the mix of assets and liabilities have been allocated proportionally between the changes due to rate and the changes due to volume.

Table 1-1
FTE Net Interest Income and Rate / Volume Analysis (1)
Three Months Ended June 30, 2016 and 2015

	Average Balances (6)		Annualized Yield/Rate		Income/Expense		Increase	Change due to
	2016	2015	2016	2015	2016	2015	(Decrease)	Rate	Volume
	(Dollars in millions)
Assets
Total securities, at amortized cost (2)
U.S. Treasury	$2,252	$2,561	1.76%	1.56%	$10	$10	$—	$1	$(1)
GSE	4,199	5,400	2.06	2.13	21	28	(7)	(1)	(6)
Agency MBS	38,911	29,245	2.09	2.05	203	149	54	3	51
States and political subdivisions	2,289	1,834	5.17	5.80	30	27	3	(3)	6
Non-agency MBS	71	220	5.14	7.88	1	5	(4)	(1)	(3)
Other	67	623	1.91	1.11	1	2	(1)	1	(2)
Acquired from FDIC	721	844	19.03	11.36	34	24	10	14	(4)
Total securities	48,510	40,727	2.47	2.41	300	245	55	14	41
Other earning assets (3)	3,215	2,645	1.22	1.19	9	7	2	—	2
Loans and leases, net of unearned income (4)(5)
Commercial:
Commercial and industrial	51,646	42,541	3.37	3.15	433	335	98	24	74
CRE-income producing properties	14,786	10,730	3.79	3.37	139	90	49	12	37
CRE-construction and development	3,669	2,767	3.74	3.31	34	23	11	3	8
Dealer floor plan	1,305	1,010	2.04	1.81	7	5	2	1	1
Direct retail lending	12,031	8,449	4.33	4.04	127	86	41	6	35
Sales finance	9,670	9,507	3.05	2.70	74	64	10	9	1
Revolving credit	2,477	2,365	8.73	8.68	54	51	3	—	3
Residential mortgage	30,471	29,862	4.09	4.14	312	308	4	(4)	8
Other lending subsidiaries	13,961	11,701	8.39	8.72	292	255	37	(10)	47
PCI	1,130	1,055	16.91	14.66	48	38	10	7	3
Total loans and leases HFI	141,146	119,987	4.32	4.19	1,520	1,255	265	48	217
LHFS	1,951	2,069	3.43	3.48	16	18	(2)	—	(2)
Total loans and leases	143,097	122,056	4.31	4.18	1,536	1,273	263	48	215
Total earning assets	194,822	165,428	3.80	3.69	1,845	1,525	320	62	258
Nonearning assets	28,577	23,605
Total assets	$223,399	$189,033

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-checking	$28,376	$20,950	0.15	0.08	11	4	7	5	2
Money market and savings	63,195	53,852	0.19	0.18	29	23	6	1	5
Time deposits	18,101	14,800	0.51	0.72	23	28	(5)	(10)	5
Foreign deposits - interest-bearing	1,865	764	0.38	0.09	1	—	1	1	—
Total interest-bearing deposits	111,537	90,366	0.23	0.24	64	55	9	(3)	12
Short-term borrowings	2,951	3,080	0.34	0.16	3	1	2	2	—
Long-term debt	23,272	22,616	2.10	2.14	121	121	—	(2)	2
Total interest-bearing liabilities	137,760	116,062	0.55	0.61	188	177	11	(3)	14
Noninterest-bearing deposits	48,801	41,502
Other liabilities	7,228	6,581
Shareholders' equity	29,610	24,888
Total liabilities and shareholders' equity	$223,399	$189,033
Average interest rate spread			3.25%	3.08%
NIM/net interest income			3.41%	3.27%	$1,657	$1,348	$309	$65	$244
Taxable-equivalent adjustment					$40	$36

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

Table 1-2
FTE Net Interest Income and Rate / Volume Analysis (1)
Six Months Ended June 30, 2016 and 2015

	Average Balances (6)		Annualized Yield/Rate		Income/Expense		Increase	Change due to
	2016	2015	2016	2015	2016	2015	(Decrease)	Rate	Volume
	(Dollars in millions)
Assets
Total securities, at amortized cost (2)
U.S. Treasury	$2,514	$2,529	1.73%	1.53%	$22	$19	$3	$3	$—
GSE	4,632	5,397	2.09	2.13	48	57	(9)	(1)	(8)
Agency MBS	36,343	29,461	2.04	2.05	370	302	68	(1)	69
States and political subdivisions	2,139	1,828	5.23	5.80	56	53	3	(6)	9
Non-agency MBS	119	224	7.33	7.87	4	9	(5)	(1)	(4)
Other	64	633	1.75	1.25	1	4	(3)	1	(4)
Acquired from FDIC	734	857	18.10	12.93	66	55	11	20	(9)
Total securities	46,545	40,929	2.44	2.44	567	499	68	15	53
Other earning assets (3)	3,310	2,324	2.07	2.02	34	23	11	1	10
Loans and leases, net of unearned income (4)(5)
Commercial:
Commercial and industrial	49,830	41,998	3.33	3.17	825	661	164	35	129
CRE-income producing properties	14,138	10,705	3.78	3.38	266	179	87	23	64
CRE-construction and development	3,644	2,750	3.75	3.32	68	45	23	6	17
Dealer floor plan	1,272	1,025	2.03	1.80	13	10	3	1	2
Direct retail lending	11,569	8,320	4.29	4.06	245	168	77	10	67
Sales finance	9,859	9,483	3.03	2.71	149	127	22	17	5
Revolving credit	2,470	2,375	8.78	8.76	108	103	5	—	5
Residential mortgage	30,167	30,143	4.09	4.12	617	620	(3)	(3)	—
Other lending subsidiaries	13,700	11,511	8.47	8.82	578	504	74	(21)	95
PCI	1,114	1,105	19.27	15.28	107	83	24	23	1
Total loans and leases HFI	137,763	119,415	4.34	4.21	2,976	2,500	476	91	385
LHFS	1,599	1,735	3.56	3.53	28	31	(3)	—	(3)
Total loans and leases	139,362	121,150	4.33	4.20	3,004	2,531	473	91	382
Total earning assets	189,217	164,403	3.82	3.73	3,605	3,053	552	107	445
Nonearning assets	27,534	23,767
Total assets	$216,751	$188,170

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-checking	$26,990	$20,787	0.14	0.08	19	8	11	8	3
Money market and savings	61,809	52,754	0.20	0.17	61	45	16	8	8
Time deposits	17,493	15,894	0.53	0.72	46	57	(11)	(16)	5
Foreign deposits - interest-bearing	1,308	664	0.37	0.09	2	—	2	1	1
Total interest-bearing deposits	107,600	90,099	0.24	0.25	128	110	18	1	17
Short-term borrowings	2,861	3,308	0.35	0.14	5	2	3	3	—
Long-term debt	23,090	22,828	2.15	2.16	247	246	1	(1)	2
Total interest-bearing liabilities	133,551	116,235	0.57	0.62	380	358	22	3	19
Noninterest-bearing deposits	47,502	40,607
Other liabilities	6,980	6,600
Shareholders' equity	28,718	24,728
Total liabilities and shareholders' equity	$216,751	$188,170
Average interest rate spread			3.25%	3.11%
NIM/net interest income			3.42%	3.30%	$3,225	$2,695	$530	$104	$426
Taxable-equivalent adjustment					$79	$71

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

Provision for Credit Losses

Second Quarter 2016 compared to Second Quarter 2015

The provision for credit losses totaled $111 million for the second quarter of 2016, compared to $97 million for the same period of the prior year.

Net charge-offs were $97 million for the second quarter of 2016 and $98 million for the second quarter of 2015. Net charge-offs were 0.28% of average loans and leases on an annualized basis for the second quarter of 2016, compared to 0.33% of average loans and leases for the same period in 2015.

Six Months of 2016 compared to Six Months of 2015

The provision for credit losses totaled $295 million for the six months ended June 30, 2016, compared to $196 million for the same period of 2015. The increase was primarily driven by exposure in the energy lending portfolio, which resulted in approximately $58 million of additional provision recorded during the first quarter of 2016.

Net charge-offs for the six months ended June 30, 2016 were $251 million, compared to $199 million for the six months ended June 30, 2015. This increase includes $30 million of net charge-offs recorded during the first quarter of 2016 related to the energy lending portfolio. Net charge-offs in the other lending subsidiaries portfolio increased $36 million, primarily due to lower collateral values in the nonprime auto lending portfolio.

Net charge-offs were 0.37% of average loans and leases on an annualized basis for the six months ended June 30, 2016, compared to 0.33% of average loans and leases for the same period in 2015.

Noninterest Income

Second Quarter 2016 compared to Second Quarter 2015

Noninterest income for the second quarter of 2016 increased $111 million compared to the earlier quarter. This increase was driven by higher other income, insurance income, service charges on deposits and trust and investment advisory revenues, partially offset by lower mortgage banking income.

Insurance income increased $43 million, due to $57 million in revenues attributable to the Swett & Crawford acquisition, partially offset by the loss of $23 million in revenues from American Coastal, which was sold in the earlier quarter. Service charges on deposits increased $12 million, while trust and investment advisory revenues increased $10 million, both of which were largely the result of acquisition-related volumes.

Other income increased $49 million primarily due to a $26 million loss on sale of American Coastal recorded in the earlier period as well as $18 million of higher income related to assets for certain post-employment benefits (which is offset in personnel expense) during the current period.

Mortgage banking income declined $19 million, driven by net mortgage servicing rights valuation adjustments.

The remaining categories of noninterest income totaled $214 million for the current quarter, compared to $198 million for the second quarter of 2015.

Six Months of 2016 compared to Six Months of 2015

Noninterest income for the six months ended June 30, 2016 totaled $2.1 billion, compared to $2.0 billion for the same period in 2015, an increase of $130 million. This change was primarily driven by higher securities gains, insurance income and service charges on deposits, along with smaller increases in a number of other categories, partially offset by lower mortgage banking income.

Securities gains were $45 million for the six months ended June 30, 2016, compared to net securities losses of $1 million for the six months ended June 30, 2015. The current year net gains were the result of first quarter sales activity.

Insurance income was $884 million, compared to $862 million for the first six months of 2015. This increase is primarily due to increased revenues across most insurance businesses as the acquisition of Swett & Crawford, which was acquired April 1, 2016 and contributed $57 million, was largely offset by lower revenue due to the sale of American Coastal.

Service charges on deposits were $320 million for the six months ended June 30, 2016, compared to $299 million for the same period of the prior year. This increase primarily reflects higher volume as a result of acquisitions.

FDIC loss share income was $19 million better in the current period due to lower accretion, partially offset by the impact of securities duration adjustments.

Trust and investment advisory revenues were $129 million for the first half of 2016, compared to $113 million for the prior year period. This increase primarily reflects organic growth along with a smaller benefit from acquisitions.

Mortgage banking income was $202 million for the six months ended June 30, 2016, down from $240 million for the same period of 2015. The decline was primarily due to lower volume for production and sales, and a $15 million net change in MSR valuation.

The remaining categories of noninterest income totaled $690 million for the first six months of 2016, compared to $646 for the first six months of 2015, which reflects a general increase due to acquisition activity.

Noninterest Expense

Second Quarter 2016 compared to Second Quarter 2015

Noninterest expense for the second quarter of 2016 was $1.8 billion, an increase of $144 million compared to the earlier quarter. This increase reflects higher expense in a number of categories as a result of acquisitions and restructuring activities, partially offset by a loss on early extinguishment of debt during the earlier quarter.

Personnel expense increased $175 million, driven by a $94 million increase in salaries, which reflects an increase in full time equivalent employees of 5,046 primarily resulting from acquisitions. Personnel expense also reflects a $31 million increase in incentives due to improved performance relative to target measures and the Swett and Crawford acquisition. Additionally, expense related to certain post-employment benefits expense (offset in other income) was higher $18 million, and pension expense increased $13 million primarily due to changes in actuarial assumptions.

Occupancy and equipment expense, amortization of intangibles and merger-related and restructuring charges increased $28 million, $19 million and $67 million, respectively, as a result of acquisition activity. Merger-related and restructuring charges also included $29 million in restructuring charges related to severance and real estate initiated during the quarter.

Outside IT services was up $15 million primarily due to various systems-related initiatives. Other expense increased $14 million primarily due to higher checkcard expense and higher depreciation of property held under operating leases.

The earlier period included a loss on early extinguishment of debt of $172 million related to the termination of higher-cost FHLB advances totaling $931 million. The loss amounts were driven by the difference between market interest rates at the time of extinguishment and the stated rates on the FHLB advances that were extinguished.

The remaining categories of noninterest expense totaled $155 million for the current quarter, compared to $157 million for the second quarter of 2015.

Six Months of 2016 compared to Six Months of 2015

Noninterest expense totaled $3.3 billion for the six months ended June 30, 2016, an increase of $267 million, or 8.7%, over the same period of the prior year. Primary drivers for the increase in noninterest expense include higher personnel expense, merger-related and restructuring charges, occupancy and equipment expense, amortization of intangibles and outside IT services. These increases were partially offset by the loss on early extinguishment of debt recorded during the earlier period.

Personnel expense was $2.0 billion for the six months ended June 30, 2016, an increase of $260 million compared to the six months ended June 30, 2015. Salary expense was $161 million higher as a result of approximately 4,300 additional full time equivalent employees, primarily due to acquisitions. Incentives were $48 million higher due to acquisitions and improved performance relative to target measures. The increase in personnel expense also includes a $24 million increase in pension plan expense that was driven by higher amortization of net actuarial losses and higher interest cost. Other components of personnel expense experienced smaller increases as a result of the overall increase in headcount.

Merger-related and restructuring charges totaled $115 million for the six months ended June 30, 2016, compared to $38 million for the prior year period. This increase is primarily due to activity related to National Penn, as well as $29 million in restructuring charges related to severance and real estate initiated during the second quarter of 2016.

Occupancy and equipment expense and amortization of intangibles increased $52 million and $30 million, respectively, as a result of acquisition activity. Outside IT services increased $26 million, primarily due to various systems-related initiatives.

The earlier period included a loss on early extinguishment of debt of $172 million related to the termination of higher-cost FHLB advances totaling $931 million.

Other categories of noninterest expense totaled $730 million for the six months ended June 30, 2016, compared to $735 million for the same period of 2015.

Provision for Income Taxes

Second Quarter 2016 compared to Second Quarter 2015

The provision for income taxes was $252 million for the second quarter of 2016, compared to $80 million for the earlier quarter. This produced an effective tax rate for the second quarter of 2015 of 30.0%, compared to 13.8% for the earlier quarter. The current quarter includes a $13 million tax benefit related to specific tax-advantaged assets, while the second quarter of 2015 includes a $107 million tax benefit recorded in connection with a U.S. Court of Appeals ruling related to previously disallowed deductions in connection with a financing transaction.

Six Months of 2016 compared to Six Months of 2015

The provision for income taxes was $498 million for the six months ended June 30, 2016, compared to $321 million for the same period of the prior year. BB&T's effective income tax rate for the six months ended June 30, 2016 was 30.1%, compared to 23.4% for the same period of the prior year. This reflects the $13 million tax benefit in 2016 and the $107 million tax benefit in 2015 discussed previously.

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

The financial information related to National Penn's operations is included in the Other, Treasury & Corporate segment for the second quarter of 2016 and will be presented in certain other segments following the systems conversion date in July 2016.

Table 2
Net Income by Reportable Segments

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Community Banking	$294	$231	$595	$439
Residential Mortgage Banking	44	69	83	133
Dealer Financial Services	51	49	93	94
Specialized Lending	61	58	117	111
Insurance Holdings	44	53	97	125
Financial Services	87	70	114	136
Other, Treasury and Corporate	6	(29)	58	10
BB&T Corporation	$587	$501	$1,157	$1,048

Second Quarter 2016 compared to Second Quarter 2015

Community Banking

Community Banking serves individual and business clients by offering a variety of loan and deposit products and other financial services. The segment is primarily responsible for acquiring and maintaining client relationships.

Community Banking net income was $294 million for the second quarter of 2016, an increase of $63 million compared to the earlier quarter. Segment net interest income and noninterest income increased $188 million and $15 million, respectively, primarily driven by prior-year acquisition activity and higher funding spreads on deposits. The allocated provision for credit losses increased $12 million as a result of higher loss estimates in the commercial and industrial loan portfolio, partially offset by lower net charge-offs. Noninterest expense increased $62 million driven by higher personnel and occupancy and equipment expense, primarily attributable to the prior-year acquisitions. Allocated corporate expense increased by $23 million compared to the earlier quarter, primarily driven by acquisitions.

Residential Mortgage Banking

Residential Mortgage Banking originates and purchases mortgage loans to either hold for investment or sell to third-parties. BB&T generally retains the servicing rights to loans sold. Mortgage products include fixed and adjustable-rate government guaranteed and conventional loans used for the purpose of constructing, purchasing or refinancing residential properties. Substantially all of the properties are owner-occupied.

Residential Mortgage Banking net income was $44 million for the second quarter of 2016, a decrease of $25 million compared to the earlier quarter. Segment net interest income was down slightly, primarily due to lower average loan balances. Noninterest income decreased $18 million, driven by lower net mortgage servicing rights income and production-related revenue. The increase in noninterest expense was driven by higher personnel and loan processing expense, partially offset by lower professional services expense.

Dealer Financial Services

Dealer Financial Services originates loans to consumers for the purchase of automobiles. These loans are originated on an indirect basis through approved franchised and independent automobile dealers throughout BB&T's market area through BB&T Dealer Finance, and on a national basis through Regional Acceptance Corporation. Dealer Financial Services also originates loans for the purchase of recreational and marine vehicles. In conjunction with Community Banking, Dealer Financial Services provides financing and servicing to dealers for their inventories in Community Banking’s footprint.

Dealer Financial Services net income was $51 million for the second quarter of 2016, an increase of $2 million compared to the earlier quarter. Segment net interest income was up, primarily due to the addition of Susquehanna’s consumer auto leasing business as well as growth in the Regional Acceptance loan portfolio. The allocated provision for credit losses increased $10 million, driven by higher net charge-offs in the Regional Acceptance loan portfolio due to portfolio mix and an increase in loss severity.

Specialized Lending

Specialized Lending consists of businesses that provide specialty finance solutions to commercial and consumer clients including: commercial finance, mortgage warehouse lending, tax-exempt financing for local governments and special-purpose districts, equipment leasing, full-service commercial mortgage banking, commercial and retail insurance premium finance and dealer-based financing of equipment for consumers and small businesses.

Specialized Lending net income was $61 million for the second quarter of 2016, an increase of $3 million compared to the earlier quarter. Segment net interest income increased $20 million, primarily attributable to the addition of Susquehanna’s small business equipment finance group as well as growth in the small ticket dealer-based finance portfolio, partially offset by lower interest rates on new loans. The allocated provision for credit losses was up slightly, primarily due to mortgage warehouse loan growth and higher net charge-offs in the small business equipment finance portfolio and the small ticket dealer-based finance portfolio. Noninterest expense was up, primarily due to higher personnel expense and depreciation of property held under operating leases related to growth in Equipment Finance’s lease portfolio.

Insurance Holdings

BB&T's insurance agency / brokerage network is the fifth largest in the United States and sixth largest in the world. Insurance Holdings provides property and casualty, life, and health insurance to businesses and individual clients. It also provides small business and corporate products, such as workers compensation and professional liability, as well as surety coverage and title insurance. The results for wholesale insurance broker Swett & Crawford are included in the segment.

Insurance Holdings net income was $44 million for the second quarter of 2016, a decrease of $9 million compared to the earlier quarter. Noninterest income increased $40 million, which primarily reflects the addition of Swett and Crawford and higher life insurance commissions, partially offset by the sale of American Coastal in the second quarter of 2015. Noninterest expense increased $40 million, primarily due to the Swett & Crawford acquisition that led to higher personnel, occupancy and equipment expense, and amortization of intangibles.

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

Financial Services net income was $87 million in the second quarter of 2016, an increase of $17 million compared to the earlier quarter. Segment net interest income increased $29 million, primarily driven by higher loan balances and higher funding spreads on deposits for Corporate Banking and BB&T Wealth. The allocated provision for credit losses decreased $17 million, driven by increased loss estimates in the earlier quarter for the Corporate Banking loan portfolio. Noninterest expense increased $13 million compared to the earlier quarter, primarily due to higher personnel expense and restructuring charges.

Other, Treasury & Corporate

Net income in Other, Treasury & Corporate can vary due to the changing needs of the Corporation, including the size of the investment portfolio, the need for wholesale funding and income received from derivatives used to hedge the balance sheet.

Other, Treasury & Corporate net income was $6 million, an increase of $35 million compared to the earlier quarter. Segment net interest income increased $64 million driven by the addition of National Penn. Noninterest income increased $74 million, primarily attributable to an increase in income related to assets for certain post-employment benefits and the addition of National Penn. In addition, noninterest income in the earlier quarterly included the previously discussed loss on sale of American Coastal. The segment allocated $36 million more of expense to other operating segments compared to the earlier quarter.

Six Months of 2016 compared to Six Months of 2015

Community Banking

Community Banking net income was $595 million for the six months ended June 30, 2016, an increase of $156 million compared to the same period of the prior year. Segment net interest income increased $397 million driven by prior-year acquisition activity and higher funding spreads on deposits. Noninterest income increased $32 million, primarily due to higher service charges on deposits, checkcard fees and bankcard and merchant services fees. The allocated provision for credit losses decreased $11 million as a result of lower net charge-offs. Noninterest expense increased $126 million driven by higher personnel and occupancy and equipment expense, primarily attributable to the prior-year acquisitions. Amortization of intangibles increased $20 million and allocated corporate expense increased by $50 million, also primarily attributable to the prior-year acquisitions.

Residential Mortgage Banking

Residential Mortgage Banking net income was $83 million for the six months ended June 30, 2016, a decrease of $50 million compared to the same period in the prior year. Segment net interest income decreased $10 million primarily the result of lower average loan balances and lower interest rates on new loans held for investment. Noninterest income decreased $31 million driven by lower net MSR income and production-related revenue. The allocated provision for credit losses increased $30 million as the prior year reflected an improvement in loss severity trends compared to the current year.

Dealer Financial Services

Dealer Financial Services net income was $93 million for the six months ended June 30, 2016, a decrease of $1 million compared to the same period of the prior year. Segment net interest income increased $23 million, primarily due to the addition of Susquehanna’s consumer auto leasing business and growth in the Regional Acceptance loan portfolio. The allocated provision for credit losses increased $25 million driven by higher net charge-offs in the Regional Acceptance loan portfolio due to portfolio mix and an increase in loss severity.

Specialized Lending

Specialized Lending net income was $117 million for the six months ended June 30, 2016, an increase of $6 million compared to the same period of the prior year. Segment net interest income increased $38 million, primarily attributable to the addition of Susquehanna’s small business equipment finance group as well as growth in the small ticket dealer-based finance portfolio, partially offset by lower interest rates on new loans. The allocated provision for credit losses increased $12 million driven by higher net charge-offs in the small business equipment finance and small ticket dealer-based finance portfolios. Noninterest expense increased $16 million primarily due to higher personnel expense, loan processing expense and depreciation of property under operating leases related to growth in the lease portfolio.

Insurance Holdings

Insurance Holdings net income was $97 million for the six months ended June 30, 2016, a decrease of $28 million compared to the same period of the prior year. Noninterest income increased $19 million, which primarily reflects the addition of Swett and Crawford, higher property and casualty insurance, life insurance and employee benefit commissions, partially offset by the sale of American Coastal in the second quarter of 2015. Noninterest expense increased $37 million driven by higher personnel expense primarily attributable to the addition of Swett and Crawford, partially offset by lower business referral and insurance claims expense driven by the sale of American Coastal.

Financial Services

Financial Services net income was $114 million for the six months ended June 30, 2016, a decrease of $22 million compared to the same period of the prior year. Segment net interest income increased $58 million, primarily driven by higher loan and deposit balances and higher funding spreads on deposits for Corporate Banking and BB&T Wealth. The allocated provision for credit losses increased $49 million driven by loan growth, higher net charge-offs and increased loss estimates primarily related to energy lending exposure within the Corporate Banking loan portfolio. Noninterest expense increased $32 million compared to the prior year, primarily due to higher personnel expense and restructuring charges.

Other, Treasury & Corporate

Other, Treasury & Corporate net income was $58 million for the six months ended June 30, 2016, an increase of $48 million compared to the same period of the prior year. Segment net interest income increased $17 million driven by the addition of National Penn in the current quarter, partially offset by higher funding credits on deposits allocated to other segments. Noninterest income increased $110 million, primarily attributable to security gains on the investment portfolio, higher FDIC loss share income and the addition of National Penn. Noninterest expense increased $23 million driven by higher personnel and occupancy and equipment expense partially attributable to National Penn, merger-related and restructuring charges, regulatory charges, IT professional services and software expense. These increases were partially offset by the previously discussed loss on early extinguishment of debt in the prior year. Allocated corporate expense decreased by $77 million compared to the prior year, reflecting increases in corporate expense allocated to the operating segments.

Analysis of Financial Condition

Investment Activities

The total securities portfolio was $47.0 billion at June 30, 2016, compared to $43.8 billion at December 31, 2015. As of June 30, 2016, the securities portfolio included $28.2 billion of AFS securities (at fair value) and $18.8 billion of HTM securities (at amortized cost).

The effective duration of the securities portfolio was 3.1 years at June 30, 2016, compared to 4.0 years at December 31, 2015. The duration of the securities portfolio excludes equity securities, auction rate securities and certain non-agency residential MBS that were acquired in the Colonial acquisition.

See the "Securities" Note in the "Notes to Consolidated Financial Statements" herein for additional disclosures related to BB&T's evaluation of securities for OTTI.

Lending Activities

Loans HFI totaled $142.2 billion at June 30, 2016, compared to $136.0 billion at December 31, 2015. The increase in loans HFI was primarily due to the acquisition of National Penn, which included $6.0 billion in loans as of the acquisition date.

Commercial and industrial loans increased $3.7 billion or $1.1 billion excluding National Penn, primarily due to growth in large corporate lending and mortgage warehouse lending. CRE-income producing properties loans were up $1.5 billion (up $249 million excluding National Penn) and direct retail lending loans were up $885 million (up $118 million excluding National Penn).

Other lending subsidiaries loans were up $1.0 billion, which represents organic growth and seasonality.

Residential mortgage loans were up $117 million but down $883 million excluding National Penn, which reflects the continuing strategy to sell conforming residential mortgage loan production. Sales finance loans were down $898 million (down $1.1 billion excluding National Penn) due to the continued effects of the dealer pricing structure changes implemented during the third quarter of 2015.

The following table presents the composition of average loans and leases:

Table 3
Composition of Average Loans and Leases

	For the Three Months Ended
	6/30/2016	3/31/2016	12/31/2015	9/30/2015	6/30/2015
	(Dollars in millions)
Commercial and industrial	$51,646	$48,013	$48,047	$46,462	$42,541
CRE-income producing properties	14,786	13,490	13,264	12,514	10,730
CRE-construction and development	3,669	3,619	3,766	3,502	2,767
Dealer floor plan	1,305	1,239	1,164	1,056	1,010
Direct retail lending	12,031	11,107	10,896	9,926	8,449
Sales finance	9,670	10,049	10,533	10,386	9,507
Revolving credit	2,477	2,463	2,458	2,421	2,365
Residential mortgage	30,471	29,864	30,334	30,384	29,862
Other lending subsidiaries	13,961	13,439	13,281	12,837	11,701
PCI	1,130	1,098	1,070	1,052	1,055
Total average loans and leases HFI	$141,146	$134,381	$134,813	$130,540	$119,987

Average loans held for investment for the second quarter of 2016 were $141.1 billion, up $6.8 billion compared to the first quarter of 2016. National Penn contributed $5.9 billion in average loans, which included commercial and industrial loans of $2.5 billion, CRE-income producing properties loans of $1.2 billion, $967 million of residential mortgage loans and $889 million of direct retail lending loans. The following discussion describes the growth of average loans excluding National Penn for the second quarter of 2016 compared to the first quarter.

Average commercial and industrial loans increased 9.4% annualized primarily due to growth in large corporate lending as well as seasonal growth in mortgage warehouse lending.

Average CRE-income producing properties loans increased 4.3% annualized, while average CRE-construction and development loans decreased 8.8% annualized. These fluctuations reflect the completion of client construction projects and the related movement to permanent financing sources.

Dealer floor plan average loans were up 21.4% annualized, due to organic client additions during the first half of 2016 and higher utilization by existing clients.

Average sales finance loans declined approximately 21.3% annualized, primarily due to the continued effects of the dealer pricing structure changes implemented during the third quarter of 2015.

Average residential mortgage loans decreased 4.8% annualized, which primarily reflects the continuing strategy to sell conforming residential mortgage loan production.

Other lending subsidiaries average loans increased 15.6% annualized, due to strong seasonal growth.

Asset Quality

NPAs totaled $886 million at June 30, 2016, compared to $712 million at December 31, 2015. This increase reflects $206 million of commercial and industrial NPLs that were downgraded as a result of a review of shared national credits in the energy lending portfolio during the first quarter of 2016, partially offset by the sale of a $46 million NPL during the second quarter of 2016.

At June 30, 2016, nonperforming loans and leases represented 0.56% of loans and leases held for investment, compared to 0.42% at December 31, 2015. This increase is due to the energy lending portfolio review discussed above.

The following table presents activity related to NPAs, excluding foreclosed real estate acquired from the FDIC:

Table 4
Rollforward of NPAs

	Six Months Ended June 30,
	2016	2015
	(Dollars in millions)
Beginning balance	$686	$726
New NPAs	970	570
Advances and principal increases	88	36
Disposals of foreclosed assets (1)	(253)	(220)
Disposals of NPLs (2)	(109)	(75)
Charge-offs and losses	(159)	(126)
Payments	(291)	(159)
Transfers to performing status	(65)	(70)
Other, net	2	—
Ending balance	$869	$682
_________

(1)	Includes charge-offs and losses recorded upon sale of $90 million and $72 million for the six months ended June 30, 2016 and 2015, respectively.

(2)	Includes charge-offs and losses recorded upon sale of $7 million and $12 million for the six months ended June 30, 2016 and 2015, respectively.

The following tables summarize asset quality information for the past five quarters.

Table 5
Asset Quality

	Three Months Ended
	6/30/2016	3/31/2016	12/31/2015	9/30/2015	6/30/2015
	(Dollars in millions)
NPAs (1)
NPLs:
Commercial and industrial	$452	$442	$237	$211	$198
CRE-income producing properties	36	48	38	45	59
CRE-construction and development	14	11	13	24	16
Dealer floor plan	—	—	—	7	7
Direct retail lending	52	51	43	39	41
Sales finance	5	7	7	6	6
Residential mortgage (2)	172	163	173	196	188
Other lending subsidiaries	62	64	65	57	57
Total nonaccrual loans and leases held for investment (2)	793	786	576	585	572
Foreclosed real estate	53	66	82	85	86
Foreclosed real estate-acquired from FDIC and PCI	17	23	26	45	47
Other foreclosed property	23	28	28	29	24
Total nonperforming assets (1)(2)	$886	$903	$712	$744	$729

Performing TDRs (3)
Commercial and industrial	$39	$52	$49	$54	$75
CRE-income producing properties	16	18	13	12	21
CRE-construction and development	10	13	16	14	23
Direct retail lending	69	70	72	75	81
Sales finance	16	17	17	18	18
Revolving credit	31	32	33	34	36
Residential mortgage-nonguaranteed	276	281	288	275	273
Residential mortgage-government guaranteed (4)	348	317	316	321	328
Other lending subsidiaries	198	181	178	173	172
Total performing TDRs (3)(4)	$1,003	$981	$982	$976	$1,027

Loans 90 days or more past due and still accruing
Direct retail lending	$5	$6	$7	$12	$10
Sales finance	4	4	5	4	4
Revolving credit	8	10	10	9	9
Residential mortgage-nonguaranteed	56	55	55	61	60
Residential mortgage-government guaranteed (5)	415	434	486	481	492
PCI	122	100	114	167	124
Total loans 90 days or more past due and still accruing (5)	$610	$609	$677	$734	$699

Loans 30-89 days past due
Commercial and industrial	$20	$27	$36	$26	$16
CRE-income producing properties	8	7	13	6	4
CRE-construction and development	2	6	9	2	3
Direct retail lending	53	48	58	46	41
Sales finance	61	53	72	63	53
Revolving credit	19	18	22	20	19
Residential mortgage-nonguaranteed	361	350	397	368	362
Residential mortgage-government guaranteed (6)	81	66	78	76	76
Other lending subsidiaries	261	207	304	274	230
PCI	48	43	42	28	31
Total loans 30-89 days past due (6)	$914	$825	$1,031	$909	$835

___________
Excludes loans held for sale.

(1)	PCI loans are accounted for using the accretion method.

(2)
During the second quarter of 2016, approximately $46 million of nonaccrual commercial and industrial loans were sold. During the first quarter of 2016, approximately $32 million of nonaccrual residential mortgage loans were sold. During the fourth quarter of 2015, approximately $50 million of nonaccrual residential mortgage loans were sold.

(3)	Includes $33 million of performing TDRs at June 30, 2016 related to government guaranteed GNMA mortgage loans that were previously TDRs and have been repurchased by BB&T.

(4)
Excludes TDRs that are nonperforming totaling $146 million, $172 million, $146 million, $154 million and $127 million at June 30, 2016, March 31, 2016, December 31, 2015, September 30, 2015 and June 30, 2015, respectively. These amounts are included in total NPAs.

(5)
Includes government guaranteed GNMA mortgage loans that BB&T has the right but not the obligation to repurchase that are 90 days or more past due totaling $49 million, $323 million, $365 million, $353 million and $338 million at June 30, 2016, March 31, 2016, December 31, 2015, September 30, 2015 and June 30, 2015, respectively. In prior quarters, these amounts were excluded from this table.

(6)
Includes government guaranteed GNMA mortgage loans that BB&T has the right but not the obligation to repurchase that are past due 30-89 days totaling $2 million, $2 million, $2 million, $3 million and $3 million at June 30, 2016, March 31, 2016, December 31, 2015, September 30, 2015 and June 30, 2015, respectively. In prior quarters, these amounts were excluded from this table.

Table 6
Asset Quality Ratios

	As of / For the Three Months Ended
	6/30/2016	3/31/2016	12/31/2015	9/30/2015	6/30/2015
Asset Quality Ratios:
Loans 30-89 days past due and still accruing as a percentage of loans and leases HFI	0.64%	0.61%	0.76%	0.67%	0.68%
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI	0.43	0.45	0.50	0.54	0.57
NPLs as a percentage of loans and leases HFI	0.56	0.58	0.42	0.43	0.47
NPAs as a percentage of:
Total assets	0.40	0.42	0.34	0.36	0.38
Loans and leases HFI plus foreclosed property	0.62	0.67	0.52	0.55	0.60
Net charge-offs as a percentage of average loans and leases HFI	0.28	0.46	0.38	0.32	0.33
ALLL as a percentage of loans and leases HFI	1.06	1.10	1.07	1.08	1.19
Ratio of ALLL to:
Net charge-offs	3.88x	2.40x	2.83x	3.44x	3.71x
NPLs	1.90	1.89	2.53	2.49	2.55

Asset Quality Ratios (Excluding Government Guaranteed and PCI): (1)
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI	0.05%	0.06%	0.06%	0.06%	0.07%

___________
Applicable ratios are annualized.

(1)
These asset quality ratios have been adjusted to remove the impact of government guaranteed mortgage loans and PCI. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios. Management believes the inclusion of such assets in these asset quality ratios results in distortion of these ratios such that they might not be reflective of asset collectibility or might not be comparable to other periods presented or to other portfolios that were not impacted by purchase accounting.

Loans 30-89 days past due and still accruing totaled $914 million at June 30, 2016, down $117 million compared to December 31, 2015. Other lending subsidiaries declined $43 million, reflecting normal seasonality in certain consumer loans. The remaining decline was broad-based, as most categories continued to display strong credit metrics.

Loans 90 days or more past due and still accruing totaled $610 million at June 30, 2016, a decline of $67 million compared to December 31, 2015. This decline includes a $71 million reduction for past due government guaranteed residential mortgage loans, which reflects general improvements in credit quality within that portfolio. Excluding government guaranteed and PCI loans, the ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.05% at June 30, 2016, a decline of one basis point compared to December 31, 2015.

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

Certain residential mortgage loans have an initial period where the borrower is only required to pay the periodic interest. After the interest-only period, the loan will require the payment of both interest and principal over the remaining term. At June 30, 2016, approximately 2.9% of the outstanding balances of residential mortgage loans were in the interest-only phase, compared to 3.3% at December 31, 2015. Approximately 90.1% of the interest-only balances will begin amortizing within the next three years. Approximately 2.1% of interest-only loans are 30 days or more past due and still accruing and 1.5% are on nonaccrual status.

Home equity lines, which are a component of the direct retail portfolio, generally require interest-only payments during the first 15 years after origination. After this initial period, the outstanding balance begins amortizing and requires the payment of both interest and principal. At June 30, 2016, approximately 72.4% of the outstanding balances of home equity lines were in the interest-only phase. Approximately 9.3% of these balances will begin amortizing within the next three years. The delinquency rate of interest-only lines is similar to amortizing lines.

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

Performing TDRs totaled $1.0 billion at June 30, 2016, an increase of $21 million compared to December 31, 2015. This increase was primarily the result of implementing a change in the strategy of repurchasing loans from GNMA pools that BB&T has the right but not the obligation to repurchase. The following table provides a summary of HFI performing TDR activity:

Table 7
Rollforward of Performing TDRs

	Six Months Ended June 30,
	2016	2015
	(Dollars in millions)
Beginning balance	$982	$1,050
Inflows	243	240
Payments and payoffs	(98)	(122)
Charge-offs	(18)	(21)
Transfers to nonperforming TDRs, net	(35)	(31)
Removal due to the passage of time	(23)	(9)
Non-concessionary re-modifications	—	(1)
Sold and transferred to LHFS	(48)	(79)
Ending balance	$1,003	$1,027

The following table provides further details regarding the payment status of TDRs outstanding at June 30, 2016:

Table 8
TDRs

	June 30, 2016
			Past Due		Past Due
	Current Status		30-89 Days		90 Days Or More		Total
	(Dollars in millions)
Performing TDRs (1):
Commercial and industrial	$39	100.0%	$—	—%	$—	—%	$39
CRE—income producing properties	16	100.0	—	—	—	—	16
CRE—construction and development	10	100.0	—	—	—	—	10
Direct retail lending	67	97.1	2	2.9	—	—	69
Sales finance	15	93.8	1	6.2	—	—	16
Revolving credit	26	83.9	4	12.9	1	3.2	31
Residential mortgage—nonguaranteed	235	85.1	38	13.8	3	1.1	276
Residential mortgage—government guaranteed	185	53.2	61	17.5	102	29.3	348
Other lending subsidiaries	168	84.8	30	15.2	—	—	198
Total performing TDRs (1)	761	75.9	136	13.5	106	10.6	1,003
Nonperforming TDRs (2)	62	42.5	24	16.4	60	41.1	146
Total TDRs (1)(2)	$823	71.6	$160	13.9	$166	14.5	$1,149
___________

(1)	Past due performing TDRs are included in past due disclosures.

(2)	Nonperforming TDRs are included in NPL disclosures.

Allowance for Credit Losses

The ACL, which consists of the ALLL and the RUFC, totaled $1.6 billion at June 30, 2016, an increase of $53 million compared to December 31, 2015.

The allowance for loan and lease losses, excluding PCI, was $1.4 billion, up $43 million compared to December 31, 2015. The allowance for loans acquired from the FDIC and PCI loans was $65 million, up $4 million compared to December 31, 2015. As of June 30, 2016, the total allowance for loan and lease losses was 1.06% of loans and leases held for investment, compared to 1.07% at December 31, 2015. These amounts include acquired loans, which did not receive an ALLL at the acquisition date.

The allowance for loan and lease losses was 1.90 times NPLs held for investment, compared to 2.53 times at December 31, 2015. This change reflects the increase in commercial nonaccrual loans discussed above. The remaining NPLs identified in the shared national credits review were current as of June 30, 2016. At June 30, 2016, the allowance for loan and lease losses was 3.88 times annualized net charge-offs, compared to 2.83 times at December 31, 2015.

The energy portfolio totals approximately $1.5 billion and has allocated reserves of 9.3%. This portfolio does not include any offshore, second lien or mezzanine loans.

Net charge-offs during the second quarter of 2016 totaled $97 million, or 0.28% of average loans and leases, compared to $98 million, or 0.33% of average loans and leases for the second quarter of 2015. For the six months ended June 30, 2016, net charge-offs totaled $251 million, compared to $199 million for the comparable prior year period. The other lending subsidiaries portfolio represents $36 million of the increase, driven by higher loss frequency and lower collateral values in the nonprime auto lending business. The remaining increase is primarily due to the $30 million of charge-offs related to the energy lending portfolio that were recorded during the first quarter of 2016. As a percentage of average loans and leases, annualized net charge-offs were 0.37% for the six months ended June 30, 2016, compared to 0.33% for the comparable prior year period.

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

The following table presents an allocation of the ALLL at June 30, 2016 and December 31, 2015. This allocation of the ALLL is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 9
Allocation of ALLL by Category

	June 30, 2016		December 31, 2015
	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in millions)
Commercial and industrial	$519	36.5%	$466	35.8%
CRE-income producing properties	116	10.5	135	9.9
CRE-construction and development	28	2.6	37	2.7
Dealer floor plan	10	0.9	8	0.9
Direct retail lending	105	8.5	105	8.2
Sales finance	36	6.6	40	7.6
Revolving credit	98	1.8	104	1.8
Residential mortgage-nonguaranteed	194	21.0	194	21.8
Residential mortgage-government guaranteed	30	0.6	23	0.6
Other lending subsidiaries	306	10.2	287	9.9
PCI	65	0.8	61	0.8
Total ALLL	1,507	100.0%	1,460	100.0%
RUFC	96		90
Total ACL	$1,603		$1,550

Activity related to the ACL is presented in the following table:

Table 10
Analysis of ACL

	Three Months Ended
	6/30/2016	3/31/2016	12/31/2015	9/30/2015	6/30/2015
	(Dollars in millions)
Beginning balance	$1,580	$1,550	$1,551	$1,535	$1,532
Provision for credit losses (excluding PCI)	109	182	128	100	97
Provision (benefit) for PCI loans	2	2	1	3	—
Charge-offs:
Commercial and industrial	(26)	(56)	(19)	(16)	(32)
CRE-income producing properties	—	(2)	(3)	(4)	(4)
CRE-construction and development	—	—	(1)	(1)	—
Direct retail lending	(12)	(13)	(14)	(15)	(13)
Sales finance	(6)	(8)	(10)	(5)	(5)
Revolving credit	(16)	(19)	(16)	(17)	(19)
Residential mortgage-nonguaranteed	(8)	(7)	(14)	(7)	(8)
Residential mortgage-government guaranteed	(1)	(1)	(2)	(3)	(1)
Other lending subsidiaries	(73)	(92)	(85)	(77)	(57)
Total charge-offs	(142)	(198)	(164)	(145)	(139)

Recoveries:
Commercial and industrial	12	12	8	8	13
CRE-income producing properties	1	3	1	3	1
CRE-construction and development	5	1	2	3	2
Direct retail lending	6	7	6	8	7
Sales finance	3	3	2	2	2
Revolving credit	5	5	5	5	5
Residential mortgage-nonguaranteed	1	1	1	1	1
Other lending subsidiaries	12	12	9	8	10
Total recoveries	45	44	34	38	41
Net charge-offs	(97)	(154)	(130)	(107)	(98)
Other	9	—	—	20	4
Ending balance	$1,603	$1,580	$1,550	$1,551	$1,535

ALLL (excluding PCI)	$1,442	$1,425	$1,399	$1,398	$1,400
ALLL for PCI loans	65	63	61	60	57
RUFC	96	92	90	93	78
Total ACL	$1,603	$1,580	$1,550	$1,551	$1,535

	Six Months Ended June 30,
	2016	2015
	(Dollars in millions)
Beginning balance	$1,550	$1,534
Provision for credit losses (excluding PCI)	291	202
Provision (benefit) for PCI loans	4	(6)
Charge-offs:
Commercial and industrial	(82)	(46)
CRE-income producing properties	(2)	(13)
CRE-construction and development	—	(2)
Direct retail lending	(25)	(25)
Sales finance	(14)	(11)
Revolving credit	(35)	(37)
Residential mortgage-nonguaranteed	(15)	(19)
Residential mortgage-government guaranteed	(2)	(1)
Other lending subsidiaries	(165)	(124)
PCI	—	(1)
Total charge-offs	(340)	(279)

Recoveries:
Commercial and industrial	24	21
CRE-income producing properties	4	3
CRE-construction and development	6	6
Direct retail lending	13	15
Sales finance	6	5
Revolving credit	10	10
Residential mortgage-nonguaranteed	2	1
Other lending subsidiaries	24	19
Total recoveries	89	80
Net charge-offs	(251)	(199)
Other	9	4
Ending balance	$1,603	$1,535

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

Table 11
Assets Acquired from the FDIC by Loss Share Agreement

	June 30, 2016			December 31, 2015
	Commercial	Single Family	Total	Commercial	Single Family	Total
	(Dollars in millions)
Loans and leases	$240	$482	$722	$273	$539	$812
AFS securities	943	—	943	1,064	—	1,064
Other assets	23	22	45	32	27	59
Total assets acquired from the FDIC	$1,206	$504	$1,710	$1,369	$566	$1,935

UPB of loans and leases	$377	$654	$1,031	$462	$725	$1,187

As of October 1, 2014, the loss share provisions of the commercial loss sharing agreement expired; however, gains on the disposition of assets subject to this agreement will be shared with the FDIC through September 30, 2017. Any gains realized after September 30, 2017 would not be shared with the FDIC. Assets subject to the single family loss sharing agreement are indemnified through August 31, 2019. BB&T has commenced negotiations with the FDIC to terminate the loss sharing agreements. While a final termination agreement has not been reached, the impact of a settlement is not expected to be material to the financial condition of BB&T. Should a final agreement be reached, future financial results would no longer include amounts related to the FDIC loss sharing provisions. However, the accounting for the related loans and securities would not be affected by the termination of these agreements.

The gain/loss sharing coverage related to the acquired AFS securities is based on a contractually-specified value of the securities as of the date of the commercial loss sharing agreement, adjusted to reflect subsequent pay-downs, redemptions or maturities on the underlying securities. The contractually-specified value of these securities was approximately $449 million and $492 million at June 30, 2016 and December 31, 2015, respectively. During the period of gain sharing (October 1, 2014 through September 30, 2017), any decline in the fair value of the acquired AFS securities down to the contractually-specified value would reduce BB&T's liability to the FDIC at the applicable loss sharing percentage. BB&T is not indemnified for declines in the fair value of the acquired securities below the contractually-specified amount.

The following table provides information related to the carrying amounts and fair values of the components of the FDIC loss share receivable (payable):

Table 12
FDIC Loss Share Receivable (Payable)

	June 30, 2016		December 31, 2015
Attributable to:	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in millions)
Loans	$218	$47	$285	$11
Securities	(520)	(507)	(536)	(518)
Aggregate loss calculation	(153)	(159)	(149)	(158)
Total	$(455)	$(619)	$(400)	$(665)

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

The cumulative amount recognized through earnings related to securities acquired from the FDIC resulted in a liability of $299 million as of June 30, 2016. Securities acquired from the FDIC are classified as AFS and carried at fair market value, and the changes in unrealized gains/losses are offset by the applicable loss share percentage in AOCI, which resulted in an additional pre-tax liability of $221 million as of June 30, 2016. BB&T would only owe these amounts to the FDIC if BB&T were to sell these securities prior to October 1, 2017. BB&T does not currently intend to dispose of the acquired securities.

Following the conclusion of the 10 year loss share period in 2019, should actual aggregate losses, excluding securities, be less than an amount determined in accordance with these agreements, BB&T will pay the FDIC a portion of the difference. As of June 30, 2016, BB&T projects that in 2019 it would owe the FDIC approximately $170 million under the aggregate loss calculation. This liability is expensed over time and BB&T has recognized total expense of approximately $153 million through June 30, 2016.

Deposits

Deposits totaled $159.2 billion at June 30, 2016, an increase of $10.1 billion from December 31, 2015. This change is primarily due to the acquisition of National Penn, which provided $6.6 billion in deposits as of the acquisition date.

The following table presents the composition of average deposits for the last five quarters:

Table 13
Composition of Average Deposits

	For the Three Months Ended
	6/30/2016	3/31/2016	12/31/2015	9/30/2015	6/30/2015
	(Dollars in millions)
Noninterest-bearing deposits	$48,801	$46,203	$45,824	$44,153	$41,502
Interest checking	28,376	25,604	24,157	22,593	20,950
Money market and savings	63,195	60,424	61,431	59,306	53,852
Time deposits	18,101	16,884	16,981	16,837	14,800
Foreign office deposits - interest-bearing	1,865	752	98	948	764
Total average deposits	$160,338	$149,867	$148,491	$143,837	$131,868

Average deposits for the second quarter were $160.3 billion, an increase of $10.5 billion compared to the prior quarter. National Penn contributed $6.6 billion of average deposits. Excluding National Penn, average deposits were up 10.5% annualized. The following discussion describes growth of average deposits excluding National Penn for the second quarter of 2016 compared to the first quarter.

Average noninterest-bearing deposits increased 12.1% annualized due to increases in personal balances and commercial balances, partially offset by decreases in public funds.

Interest checking grew 15.8% annualized primarily due to increases in personal balances and commercial balances.

Money market and savings increased 2.2% annualized as increases in personal balances and commercial balances were partially offset by declines in public funds.

Average foreign office deposits were up $1.1 billion primarily due to elevated short-term funding needs as a result of the acquisitions of National Penn and Swett & Crawford.

Including acquisitions, noninterest-bearing deposits represented 30.4% of total average deposits for the second quarter, compared to 30.8% for the prior quarter and 31.5% a year ago. The cost of interest-bearing deposits was 0.23% for the second quarter, down two basis points compared to the prior quarter.

Borrowings

At June 30, 2016, short-term borrowings totaled $1.5 billion, a decrease of $2.1 billion compared to December 31, 2015. Short-term borrowings fluctuate based on the Company's funding needs. Long-term debt totaled $24.4 billion at June 30, 2016, an increase of $666 million from the balance at December 31, 2015, which reflects the issuance of $3.0 billion worth of senior notes, partially offset by normal repayment activity and maturities.

Shareholders' Equity

Total shareholders' equity at June 30, 2016 was $29.7 billion, compared to $27.3 billion at December 31, 2015. This increase was primarily driven by net income of $1.2 billion, net common stock issuances of $1.1 billion (primarily due to National Penn), a preferred stock issuance for net proceeds of $450 million and a $191 million net change in AOCI, partially offset by common and preferred dividends totaling $519 million. BB&T's book value per common share at June 30, 2016 was $32.72, compared to $31.66 at December 31, 2015.

Merger-Related and Restructuring Activities

In conjunction with the consummation of an acquisition and completion of other requirements, BB&T typically accrues certain merger-related expenses, which may include estimated severance and other personnel-related costs, costs to terminate lease contracts, costs related to the disposal of duplicate facilities and equipment, costs to terminate data processing contracts and other costs associated with the acquisition. Merger-related and restructuring accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at June 30, 2016 are expected to be utilized within one year, unless they relate to specific contracts that expire later. The following table presents a summary of BB&T's merger accrual activity.

Table 14
Merger-Related and Restructuring Accrual Rollforward

	Three Months Ended June 30, 2016				Six Months Ended June 30, 2016
	Beginning Balance	Expense	Utilized	Ending Balance	Beginning Balance	Expense	Utilized	Ending Balance
	(Dollars in millions)
Personnel-related items	$20	$30	$(8)	$42	$26	$34	$(18)	$42
Occupancy and equipment	7	40	(26)	21	11	42	(32)	21
Professional services	16	2	(17)	1	13	10	(22)	1
Systems conversion and related charges	1	7	(8)	—	—	12	(12)	—
Other adjustments	1	13	(11)	3	2	17	(16)	3
Total	$45	$92	$(70)	$67	$52	$115	$(100)	$67

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

BB&T uses derivatives primarily to manage economic risk related to securities, commercial loans, MSRs and mortgage banking operations, long-term debt and other funding sources. BB&T also uses derivatives to facilitate transactions on behalf of its clients. As of June 30, 2016, BB&T had derivative financial instruments outstanding with notional amounts totaling $79.1 billion, with a net fair value gain of $180 million. See the "Derivative Financial Instruments" Note in the "Notes to Consolidated Financial Statements" herein for additional disclosures.

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

Table 15
Interest Sensitivity Simulation Analysis

Interest Rate Scenario				Annualized Hypothetical Percentage Change in Net Interest Income June 30,
Linear Change in Prime Rate		Prime Rate June 30,
		2016	2015	2016	2015
Up 200	bps	5.50%	5.25%	3.18%	2.23%
Up 100		4.50	4.25	2.42	1.60
No Change		3.50	3.25	—	—
Down 25		3.25	3.00	(1.42)	0.18

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

Table 16
Deposit Mix Sensitivity Analysis

Linear Change in Rates		Base Scenario at June 30, 2016 (1)	Results Assuming a Decrease in Noninterest Bearing Demand Deposits

			$1 Billion	$5 Billion
Up 200	bps	3.18%	2.97%	2.10%
Up 100		2.42	2.29	1.75
___________
(1) The base scenario is equal to the annualized hypothetical percentage change in net interest income at June 30, 2016 as presented in the preceding table.

If rates increased 200 basis points, BB&T could absorb the loss of $14.6 billion, or 29.4%, of noninterest bearing deposits and replace them with managed rate deposits with a beta of 100% before becoming neutral to interest rate changes.

The following table shows the effect that the indicated changes in interest rates would have on EVE. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related and other assets, cash flows and maturities of derivative financial instruments, loan volumes and pricing and deposit sensitivity.

Table 17
EVE Simulation Analysis

		EVE/Assets		Hypothetical Percentage Change in EVE
Change in		June 30,		June 30,
Interest Rates		2016	2015	2016	2015
Up 200	bps	10.4%	11.5%	5.5%	(0.5)%
Up 100		10.3	11.7	5.2	1.3
No Change		9.8	11.5	—	—
Down 25		9.5	11.4	(3.0)	(1.2)

Market Risk from Trading Activities

BB&T also manages market risk from trading activities which consists of acting as a financial intermediary to provide its customers access to derivatives, foreign exchange and securities markets. Trading market risk is managed through the use of statistical and non-statistical risk measures and limits. BB&T utilizes a historical VaR methodology to measure and aggregate risks across its covered trading BUs. This methodology uses two years of historical data to estimate economic outcomes for a one-day time horizon at a 99% confidence level. The average 99% one-day VaR and the maximum daily VaR for the three months ended June 30, 2016 and 2015 were each less than $1 million. Market risk disclosures under Basel II.5 are available in the Additional Disclosures section of the Investor Relations site on www.bbt.com.

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

The following table presents activity in residential mortgage indemnification, recourse and repurchase reserves:

Table 18
Mortgage Indemnification, Recourse and Repurchase Reserves Activity

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Balance, at beginning of period	$83	$88	$79	$94
Payments	(1)	(2)	(2)	(4)
Expense (benefit)	(2)	(3)	3	(7)
Balance, at end of period	$80	$83	$80	$83

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

BB&T monitors the ability to meet customer demand for funds under both normal and stressed market conditions. In considering its liquidity position, management evaluates BB&T's funding mix based on client core funding, client rate-sensitive funding and non-client rate-sensitive funding. In addition, management also evaluates exposure to rate-sensitive funding sources that mature in one year or less. Management also measures liquidity needs against 30 days of stressed cash outflows for Branch Bank. To ensure a strong liquidity position, management maintains a liquid asset buffer of cash on hand and highly liquid unpledged securities. The Company has established a policy that the liquid asset buffer would be a minimum of 5% of total assets, but intends to maintain the ratio well in excess of this level. As of June 30, 2016 and December 31, 2015, BB&T's liquid asset buffer was 13.7% and 13.5%, respectively, of total assets.

BB&T is considered to be a "modified LCR" holding company. BB&T would be subject to full LCR requirements if its operations were to fall under the "internationally active" rules, which would generally be triggered if BB&T's assets were to increase above $250 billion. BB&T produces LCR calculations to effectively manage the position of High-Quality Liquid Assets and the balance sheet deposit mix to optimize BB&T's liquidity position. BB&T's LCR was approximately 135% at June 30, 2016, compared to the regulatory minimum for such entities of 90%, which puts BB&T in full compliance with the rule. The regulatory minimum will increase to 100% on January 1, 2017.

On April 27, 2016, the OCC, the FRB and the FDIC released a notice of proposed rulemaking for the US version of the net stable funding ratio. Under the proposal, BB&T will be a "modified NSFR" holding company. BB&T would be subject to full NSFR requirements if it has $250 billion or more in assets or $10 billion or more in total on-balance sheet foreign exposure. BB&T is evaluating the information in the release but does not currently expect a material impact on its results of operations or financial condition. The proposed rule would become effective January 1, 2018.

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

Liquidity at the Parent Company is more susceptible to market disruptions. BB&T prudently manages cash levels at the Parent Company to cover a minimum of one year of projected contractual cash outflows which includes unfunded external commitments, debt service, preferred dividends and scheduled debt maturities without the benefit of any new cash infusions. Generally, BB&T maintains a significant buffer above the projected one year of contractual cash outflows. In determining the buffer, BB&T considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, being a source of strength to its banking subsidiaries and being able to withstand sustained market disruptions that could limit access to the capital markets. As of June 30, 2016 and December 31, 2015, the Parent Company had 33 months and 36 months, respectively, of cash on hand to satisfy projected contractual cash outflows as described above.

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

Branch Bank has several major sources of funding to meet its liquidity requirements, including access to capital markets through issuance of senior or subordinated bank notes and institutional CDs, access to the FHLB system, dealer repurchase agreements and repurchase agreements with commercial clients, access to the overnight and term Federal funds markets, use of a Cayman branch facility, access to retail brokered CDs and a borrower in custody program with the FRB for the discount window. As of June 30, 2016, Branch Bank has approximately $79.5 billion of secured borrowing capacity, which represents approximately 9.0 times the amount of one year wholesale funding maturities.

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

Basel III capital requirements became effective on January 1, 2015. Risk-based capital ratios for the quarter ended June 30, 2016, which include common equity tier 1, Tier 1 capital, total capital and leverage capital, are calculated based on Basel III regulatory transitional guidance related to the measurement of capital, risk-weighted assets and average assets.

The Company released the results of its annual company-run stress tests and announced that the FRB accepted its capital plan and did not object to the Company’s proposed capital actions. On July 26, 2016, BB&T's Board of Directors approved an increase in the quarterly dividend from $0.02 to $0.30 and authorized cumulative share buybacks of up to $640 million beginning during the third quarter of 2016. These capital actions were consistent with BB&T's capital plan.

Table 20
Capital Ratios (1)

	June 30, 2016	December 31, 2015
	(Dollars in millions, except per share data, shares in thousands)
Risk-based:
Common equity tier 1	10.0%	10.3%
Tier 1	11.7	11.8
Total	13.9	14.3
Leverage capital	9.6	9.8

Non-GAAP capital measures (2):
Tangible common equity as a percentage of tangible assets	7.6%	7.7%
Tangible common equity per common share	$19.75	$19.82

Calculations of tangible common equity and tangible assets (2):
Total shareholders' equity	$29,743	$27,340
Less:
Preferred stock	3,053	2,603
Noncontrolling interests	39	34
Intangible assets	10,567	9,234
Tangible common equity	$16,084	$15,469

Total assets	$221,859	$209,947
Less:
Intangible assets	10,567	9,234
Tangible assets	$211,292	$200,713

Risk-weighted assets	$176,232	$166,611
Common shares outstanding at end of period	814,500	780,337
___________

(1)	Current quarter regulatory capital information is preliminary and based on transitional approach.

(2)
Tangible common equity and related ratios are non-GAAP measures. Management uses these measures to assess the quality of capital and believes that investors may find them useful in their analysis of the Company. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies.

The Company's estimated common equity tier 1 ratio using the Basel III standardized approach on a fully phased-in basis was 9.8% at June 30, 2016 and 10.0% at December 31, 2015. Capital levels remained strong at June 30, 2016. BB&T declared total common dividends of $0.28 per share during the second quarter of 2016, which represents a $0.01 increase and resulted in a dividend payout ratio of 41.8%. Capital ratios decreased during the second quarter as the deployment of capital for acquisitions was greater than the impact of earnings in excess of dividends.

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

Share Repurchase Activity

During June of 2015, the Board of Directors authorized a new stock repurchase plan, the 2015 Repurchase Plan, to repurchase up to 50 million shares of the Company's common stock. Repurchases under the 2015 Repurchase Plan may be effected through open market purchases or privately negotiated transactions. The timing and exact amount of repurchases will be consistent with the Company's capital plan and subject to various factors, including the Company's capital position, liquidity, financial performance, alternative uses of capital, stock trading price and general market conditions, and may be suspended at any time. The 2015 Repurchase Plan does not have an expiration date. Shares that are repurchased pursuant to the 2015 Repurchase Plan will constitute authorized but unissued shares of the Company and will therefore be available for future issuances. No shares were repurchased in connection with the 2015 Repurchase Plan through June 30, 2016. The Board of Directors has authorized up to $640 million of share repurchases over a one-year period beginning with the third quarter of 2016.

Table 22
Share Repurchase Activity

	Total Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Shares Purchased Pursuant to Publicly-Announced Plan (3)
	(Shares in thousands)
April 2016	19	$34.09	—
May 2016	11	34.86	—
June 2016	24	34.65	—
Total	54	34.49	—
___________

(1)	Repurchases reflect shares exchanged or surrendered in connection with the exercise of equity-based awards under BB&T's equity-based compensation plans.

(2)	Excludes commissions.

(3)	The maximum remaining number of shares available for repurchase pursuant to publicly-announced plan was 50 million at June 30, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 6. EXHIBITS

10.1	Modification of 2016-2018 Long-Term Incentive Performance Award - Summary.
12	Statement re: Computation of Ratios.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Definition Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BB&T CORPORATION (Registrant)

Date:	July 27, 2016	By:	/s/ Daryl N. Bible
Daryl N. Bible Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	July 27, 2016	By:	/s/ Cynthia B. Powell
Cynthia B. Powell Executive Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location

10.1*	Modification of 2016-2018 Long-Term Incentive Performance Award - Summary.	Filed herewith.

12†	Statement re: Computation of Ratios.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.

* Management compensatory plan or arrangement.
† Exhibit filed with the Securities and Exchange Commission and available upon request.