Form 10-Q/A
period 2016-06-30
BB&T CORP
filed 2016-07-28
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to BB&T Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2016, as originally filed with the Securities and Exchange Commission on July 27, 2016, is to correct a typographical error that stated “On July 26, 2016, BB&T's Board of Directors approved an increase in the quarterly dividend from $0.02 to $0.30 and authorized cumulative share buybacks of up to $640 million beginning during the third quarter of 2016.” The corrected statement is “On July 26, 2016, BB&T's Board of Directors approved an increase in the quarterly dividend of $0.02 to $0.30 and authorized cumulative share buybacks of up to $640 million beginning during the third quarter of 2016.” This disclosure appears on pages 49 and 77 of the original Form 10-Q.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q other than the changes described above.

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

The Company released the results of its annual company-run stress tests and announced that the FRB accepted its capital plan and did not object to the Company’s proposed capital actions. On July 26, 2016, BB&T's Board of Directors approved an increase in the quarterly dividend of $0.02 to $0.30 and authorized cumulative share buybacks of up to $640 million beginning during the third quarter of 2016. These capital actions were consistent with BB&T's capital plan.

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

The Company released the results of its annual company-run stress tests and announced that the FRB accepted its capital plan and did not object to the Company’s proposed capital actions. On July 26, 2016, BB&T's Board of Directors approved an increase in the quarterly dividend of $0.02 to $0.30 and authorized cumulative share buybacks of up to $640 million beginning during the third quarter of 2016. These capital actions were consistent with BB&T's capital plan.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

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

BB&T CORPORATION (Registrant)

Date:	July 28, 2016	By:	/s/ Daryl N. Bible
Daryl N. Bible Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	July 28, 2016	By:	/s/ Cynthia B. Powell
Cynthia B. Powell Executive Vice President and Corporate Controller (Principal Accounting Officer)