Form 10-Q
period 2016-09-30
BB&T CORP
filed 2016-10-24
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________________

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2016
Commission File Number: 1-10853
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

At September 30, 2016, 811,424,301 shares of the Registrant's common stock, $5 par value, were outstanding.

Glossary of Defined Terms
The following terms may be used throughout this Report, including the consolidated financial statements and related notes.

Term	Definition
2015 Repurchase Plan	Plan for the repurchase of up to 50 million shares of BB&T's common stock
ACL	Allowance for credit losses
Acquired from FDIC	Assets of Colonial Bank acquired from the Federal Deposit Insurance Corporation during 2009, which were formerly covered under loss sharing agreements
AFS	Available-for-sale
Agency MBS	Mortgage-backed securities issued by a U.S. government agency or GSE
ALLL	Allowance for loan and lease losses
American Coastal	American Coastal Insurance Company
AOCI	Accumulated other comprehensive income (loss)
Basel III	Global regulatory standards on bank capital adequacy and liquidity published by the BCBS
BB&T	BB&T Corporation and subsidiaries
BCBS	Basel Committee on Banking Supervision
BHC	Bank holding company
BHCA	Bank Holding Company Act of 1956, as amended
Branch Bank	Branch Banking and Trust Company
BU	Business Unit
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CDI	Core deposit intangible assets
CFPB	Consumer Financial Protection Bureau
CEO	Chief Executive Officer
CRO	Chief Risk Officer
CMO	Collateralized mortgage obligation
Colonial	Collectively, certain assets and liabilities of Colonial Bank acquired by BB&T in 2009
Company	BB&T Corporation and subsidiaries (interchangeable with "BB&T" above)
CRA	Community Reinvestment Act of 1977
CRE	Commercial real estate
CRMC	Credit Risk Management Committee
CROC	Compliance Risk Oversight Committee
DIF	Deposit Insurance Fund administered by the FDIC
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EITSC	Enterprise IT Steering Committee
EPS	Earnings per common share
ERP	Enterprise resource planning
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FATCA	Foreign Account Tax Compliance Act
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHC	Financial Holding Company
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FINRA	Financial Industry Regulatory Authority
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
FTP	Funds transfer pricing
GAAP	Accounting principles generally accepted in the United States of America
GNMA	Government National Mortgage Association
Grandbridge	Grandbridge Real Estate Capital, LLC
GSE	U.S. government-sponsored enterprise
HFI	Held for investment
HMDA	Home Mortgage Disclosure Act
HTM	Held-to-maturity

Term	Definition
HUD-OIG	Office of Inspector General, U.S. Department of Housing and Urban Development
IDI	Insured depository institution
IMLAFA	International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001
IPV	Independent price verification
IRC	Internal Revenue Code
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association, Inc.
LCR	Liquidity Coverage Ratio
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
MBS	Mortgage-backed securities
MRLCC	Market Risk, Liquidity and Capital Committee
MSR	Mortgage servicing right
MSRB	Municipal Securities Rulemaking Board
National Penn	National Penn Bancshares, Inc., acquired by BB&T effective April 1, 2016
NIM	Net interest margin, computed on a TE basis
NPA	Nonperforming asset
NPL	Nonperforming loan
NSFR	Net stable funding ratio
NYSE	NYSE Euronext, Inc.
OAS	Option adjusted spread
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
ORMC	Operational Risk Management Committee
OTTI	Other-than-temporary impairment
Parent Company	BB&T Corporation, the parent company of Branch Bank and other subsidiaries
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCI	Purchased credit impaired loans as well as assets of Colonial Bank acquired from the FDIC during 2009, which were formerly covered under loss sharing agreements
Peer Group	Financial holding companies included in the industry peer group index
RMC	Risk Management Committee
RMO	Risk Management Organization
RSU	Restricted stock unit
RUFC	Reserve for unfunded lending commitments
SBIC	Small Business Investment Company
SCAP	Supervisory Capital Assessment Program
SEC	Securities and Exchange Commission
Short-Term Borrowings	Federal funds purchased, securities sold under repurchase agreements and other short-term borrowed funds with original maturities of less than one year
Simulation	Interest sensitivity simulation analysis
Susquehanna	Susquehanna Bancshares, Inc., acquired by BB&T effective August 1, 2015
TBA	To be announced
TDR	Troubled debt restructuring
TE	Taxable-equivalent
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
UPB	Unpaid principal balance
VA	U.S. Department of Veterans Affairs
VaR	Value-at-risk
VIE	Variable interest entity

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share data, shares in thousands)

	September 30,	December 31,
	2016	2015
Assets
Cash and due from banks	$1,850	$2,123
Interest-bearing deposits with banks	930	1,435
Federal funds sold and securities purchased under resale agreements or similar arrangements	192	153
Restricted cash	654	456
AFS securities at fair value	29,449	25,297
HTM securities (fair value of $18,083 and $18,519 at September 30, 2016 and December 31, 2015, respectively)	17,750	18,530
LHFS at fair value	2,689	1,035
Loans and leases	142,423	135,951
ALLL	(1,511)	(1,460)
Loans and leases, net of ALLL	140,912	134,491

Premises and equipment	2,059	2,007
Goodwill	9,627	8,548
CDI and other intangible assets	892	686
MSRs at fair value	828	880
Other assets	14,790	14,306
Total assets	$222,622	$209,947

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing deposits	$51,000	$45,695
Interest-bearing deposits	108,915	103,429
Total deposits	159,915	149,124

Short-term borrowings	4,064	3,593
Long-term debt	22,776	23,769
Accounts payable and other liabilities	5,776	6,121
Total liabilities	192,531	182,607

Commitments and contingencies (Note 13)
Shareholders' equity:
Preferred stock, $5 par, liquidation preference of $25,000 per share	3,053	2,603
Common stock, $5 par	4,057	3,902
Additional paid-in capital	9,233	8,365
Retained earnings	14,459	13,464
AOCI, net of deferred income taxes	(750)	(1,028)
Noncontrolling interests	39	34
Total shareholders' equity	30,091	27,340
Total liabilities and shareholders' equity	$222,622	$209,947

Common shares outstanding	811,424	780,337
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	126	107
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in millions, except per share data, shares in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest Income
Interest and fees on loans and leases	$1,524	$1,412	$4,475	$3,898
Interest and dividends on securities	262	232	803	704
Interest on other earning assets	9	6	43	30
Total interest income	1,795	1,650	5,321	4,632
Interest Expense
Interest on deposits	62	61	190	171
Interest on short-term borrowings	2	1	7	3
Interest on long-term debt	121	124	368	370
Total interest expense	185	186	565	544
Net Interest Income	1,610	1,464	4,756	4,088
Provision for credit losses	148	103	443	299
Net Interest Income After Provision for Credit Losses	1,462	1,361	4,313	3,789
Noninterest Income
Insurance income	410	354	1,294	1,216
Service charges on deposits	172	167	492	466
Mortgage banking income	154	111	356	351
Investment banking and brokerage fees and commissions	101	105	300	307
Trust and investment advisory revenues	68	63	197	176
Bankcard fees and merchant discounts	61	57	177	162
Checkcard fees	50	45	145	127
Operating lease income	34	32	103	91
Income from bank-owned life insurance	35	29	97	86
FDIC loss share income, net	(18)	(58)	(142)	(201)
Other income	97	85	246	226
Securities gains (losses), net
Gross realized gains	—	39	45	41
Gross realized losses	—	(40)	—	(40)
OTTI charges	—	—	—	(2)
Non-credit portion recognized in OCI	—	(1)	—	(2)
Total securities gains (losses), net	—	(2)	45	(3)
Total noninterest income	1,164	988	3,310	3,004
Noninterest Expense
Personnel expense	1,006	882	2,960	2,576
Occupancy and equipment expense	203	183	588	516
Software expense	63	50	167	140
Loan-related expense	33	38	101	113
Outside IT services	51	35	136	94
Professional services	27	42	75	101
Amortization of intangibles	38	29	112	73
Regulatory charges	41	25	103	73
Foreclosed property expense	9	15	28	42
Merger-related and restructuring charges, net	43	77	158	115
(Gain) loss on early extinguishment of debt	—	—	(1)	172
Other expense	197	218	626	654
Total noninterest expense	1,711	1,594	5,053	4,669
Earnings
Income before income taxes	915	755	2,570	2,124
Provision for income taxes	273	222	771	543
Net income	642	533	1,799	1,581
Noncontrolling interests	—	4	9	36
Dividends on preferred stock	43	37	123	111
Net income available to common shareholders	$599	$492	$1,667	$1,434
Basic EPS	$0.74	$0.64	$2.08	$1.95
Diluted EPS	$0.73	$0.64	$2.05	$1.92
Cash dividends declared per share	$0.30	$0.27	$0.85	$0.78
Basic weighted average shares outstanding	812,521	764,435	802,694	737,141
Diluted weighted average shares outstanding	823,106	774,023	812,407	746,822

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Income	$642	$533	$1,799	$1,581
OCI, net of tax:
Change in unrecognized net pension and postretirement costs	2	(14)	24	4
Change in unrealized net gains (losses) on cash flow hedges	21	(92)	(143)	(73)
Change in unrealized net gains (losses) on AFS securities	(73)	51	224	1
Change in FDIC's share of unrealized gains/losses on AFS securities	137	9	169	28
Other, net	—	(2)	4	(5)
Total OCI	87	(48)	278	(45)
Total comprehensive income	$729	$485	$2,077	$1,536

Income Tax Effect of Items Included in OCI:
Change in unrecognized net pension and postretirement costs	$—	$(8)	$14	$3
Change in unrealized net gains (losses) on cash flow hedges	14	(55)	(84)	(44)
Change in unrealized net gains (losses) on AFS securities	(43)	24	135	(7)
Change in FDIC's share of unrealized gains/losses on AFS securities	80	6	98	20
Other, net	1	1	1	1

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
Nine Months Ended September 30, 2016 and 2015
(Dollars in millions, shares in thousands)

	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	AOCI	Noncontrolling Interests	Total Shareholders' Equity
Balance, January 1, 2015	720,698	$2,603	$3,603	$6,517	$12,317	$(751)	$88	$24,377
Add (Deduct):
Net income	—	—	—	—	1,545	—	36	1,581
Net change in AOCI	—	—	—	—	—	(45)	—	(45)
Stock transactions:
Issued in business combinations	54,000	—	270	1,918	—	—	—	2,188
Issued in connection with equity awards	6,785	—	34	76	—	—	—	110
Shares repurchased	(1,333)	—	(6)	(45)	—	—	—	(51)
Excess tax benefits in connection with equity awards	—	—	—	9	—	—	—	9
Purchase of additional ownership interest in AmRisc, LP	—	—	—	(219)	—	—	(3)	(222)
Cash dividends declared on common stock	—	—	—	—	(579)	—	—	(579)
Cash dividends declared on preferred stock	—	—	—	—	(111)	—	—	(111)
Equity-based compensation expense	—	—	—	88	—	—	—	88
Other, net	—	—	—	—	—	—	(81)	(81)
Balance, September 30, 2015	780,150	$2,603	$3,901	$8,344	$13,172	$(796)	$40	$27,264

Balance, January 1, 2016	780,337	$2,603	$3,902	$8,365	$13,464	$(1,028)	$34	$27,340
Add (Deduct):
Net income	—	—	—	—	1,790	—	9	1,799
Net change in AOCI	—	—	—	—	—	278	—	278
Stock transactions:
Issued in business combinations	31,666	—	158	905	—	—	—	1,063
Issued in connection with equity awards	4,735	—	23	34	—	—	—	57
Issued in connection with preferred stock offerings	—	450	—	—	—	—	—	450
Shares repurchased	(5,314)	—	(26)	(167)	—	—	—	(193)
Cash dividends declared on common stock	—	—	—	—	(682)	—	—	(682)
Cash dividends declared on preferred stock	—	—	—	—	(123)	—	—	(123)
Equity-based compensation expense	—	—	—	96	—	—	—	96
Other, net	—	—	—	—	10	—	(4)	6
Balance, September 30, 2016	811,424	$3,053	$4,057	$9,233	$14,459	$(750)	$39	$30,091

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Nine Months Ended
	September 30,
	2016	2015
Cash Flows From Operating Activities:
Net income	$1,799	$1,581
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	443	299
Adjustment to income tax provision	(13)	(107)
Depreciation	298	265
(Gain) loss on early extinguishment of debt	(1)	172
Amortization of intangibles	112	73
Equity-based compensation expense	96	88
(Gain) loss on securities, net	(45)	3
Net change in operating assets and liabilities:
LHFS	(1,617)	5
Trading securities	188	(331)
Other assets	(628)	(294)
Accounts payable and other liabilities	(118)	(42)
Cash paid to terminate FDIC loss share agreements	(230)	—
Other, net	16	190
Net cash from operating activities	300	1,902

Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	4,538	6,252
Proceeds from maturities, calls and paydowns of AFS securities	4,039	4,069
Purchases of AFS securities	(9,867)	(10,306)
Proceeds from maturities, calls and paydowns of HTM securities	5,963	2,637
Purchases of HTM securities	(5,122)	(2,116)
Originations and purchases of loans and leases, net of principal collected	(1,567)	(2,278)
Net cash received (paid) for acquisitions and divestitures	(789)	1,307
Other, net	319	(27)
Net cash from investing activities	(2,486)	(462)

Cash Flows From Financing Activities:
Net change in deposits	4,183	1,200
Net change in short-term borrowings	(923)	(1,994)
Proceeds from issuance of long-term debt	3,028	2,266
Repayment of long-term debt	(4,573)	(1,458)
Net cash from common stock transactions	(136)	59
Net proceeds from preferred stock issued	450	—
Cash dividends paid on common stock	(682)	(579)
Cash dividends paid on preferred stock	(123)	(111)
Other, net	223	(368)
Net cash from financing activities	1,447	(985)
Net Change in Cash and Cash Equivalents	(739)	455
Cash and Cash Equivalents at Beginning of Period	3,711	2,325
Cash and Cash Equivalents at End of Period	$2,972	$2,780

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$569	$518
Income taxes	706	578
Noncash investing activities:
Transfers of loans to foreclosed assets	356	389
Purchase of additional interest in AmRisc, LP	—	216
Stock issued in business combinations	1,063	2,188
Transfer of HTM securities to AFS	—	517

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

Changes in Accounting Principles and Effects of New Accounting Pronouncements

During August 2016, the FASB issued new guidance related to the Statement of Cash Flows. The new guidance clarifies the classification within the statement of cash flows for certain transactions, including debt extinguishment costs, zero-coupon debt, contingent consideration related to business combinations, insurance proceeds, equity method distributions and beneficial interests in securitizations. The guidance also clarifies that cash flows with aspects of multiple classes of cash flows or that cannot be separated by source or use should be classified based on the activity that is likely to be the predominant source or use of cash flows for the item. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The adoption of this guidance is not expected to be material to the consolidated financial statements.

During June 2016, the FASB issued new guidance related to Credit Losses. The new guidance replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit deteriorated loans will receive an allowance account for expected credit losses at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to AFS debt securities will be recorded through an allowance for expected credit losses, with such allowance limited to the amount by which fair value is below amortized cost. An allowance will be established for estimated credit losses on HTM securities. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Upon adoption, the Company expects that the ACL will be higher, however the Company is still in the process of determining the magnitude of the increase. The Company is also in the process of quantifying the impact on the Consolidated Statements of Income and the Consolidated Statements of Shareholders' Equity. The Company does not expect the new guidance to have a material impact on net cash flows.

During March 2016, the FASB issued new guidance related to Stock Compensation. The new guidance eliminates the concept of additional paid-in capital pools for stock-based awards and requires that the related excess tax benefits and tax deficiencies be classified as an operating activity in the statement of cash flows. The new guidance also allows entities to make a one-time policy election to account for forfeitures when they occur, instead of accruing compensation cost based on the number of awards expected to vest. Additionally, the new guidance changes the requirement for an award to qualify for equity classification by permitting tax withholding up to the maximum statutory tax rate instead of the minimum statutory tax rate. Cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity in the Statement of Cash Flows. This guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The Company expects to elect to account for forfeitures of stock-based awards when they occur, and the adoption of this guidance is not expected to be material to the consolidated financial statements.

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

During February 2016, the FASB issued new guidance related to Leases. The new guidance requires lessees to recognize assets and liabilities related to certain operating leases on the balance sheet. The new guidance also requires additional disclosures by lessees and contains targeted changes to accounting by lessors. This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Upon adoption, the Company expects to report higher assets and liabilities as a result of including additional leases on the Consolidated Balance Sheet. The Company does not expect the new guidance to have a material impact on the Consolidated Statements of Income or the Consolidated Statements of Shareholders' Equity.

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

NOTE 2. Acquisitions and Divestitures

On April 1, 2016, BB&T acquired all of the outstanding stock of National Penn, a Pennsylvania incorporated BHC. National Penn conducted its business operations primarily through its bank subsidiary, National Penn Bank, which was merged into Branch Bank. National Penn operated other subsidiaries in Pennsylvania, New Jersey and Maryland to provide a wide range of retail and commercial banking and financial products and services. National Penn also operated a trust and investment company, an asset management company and a property and casualty insurance brokerage company. National Penn had 126 financial centers as of the acquisition date. BB&T acquired National Penn in order to increase BB&T’s market share in these areas.

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

	National Penn
	UPB	Fair Value
	(Dollars in millions)
Assets acquired:
Cash, due from banks and federal funds sold		$216
Securities		2,496
Loans and leases:
Commercial and industrial	$2,817	2,596
CRE-income producing properties	1,450	1,202
CRE-construction and development	165	127
Direct retail lending	801	767
Revolving credit	7	7
Residential mortgage	1,217	1,003
Sales finance	166	162
PCI	181	124
Total loans and leases-HFI	$6,804	5,988
Goodwill		797
CDI		67
Other assets		501
Total assets acquired		10,065
Liabilities assumed:
Deposits:
Noninterest-bearing deposits		1,209
Interest-bearing deposits		5,420
Total deposits		6,629
Debt		1,756
Other liabilities		62
Total liabilities assumed		8,447
Consideration paid		$1,618

Cash paid		$555
Fair value of common stock issued, including replacement equity awards		1,063

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

Other Acquisitions and Divestitures

On April 1, 2016, BB&T purchased insurance broker CGSC North America Holdings Corporation ("Swett & Crawford") from Cooper Gay Swett & Crawford for $465 million in cash. The purchase price allocation for this acquisition has not been finalized. See the "Goodwill" Note for additional information about this acquisition.

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

During the first quarter of 2015, BB&T acquired 41 financial centers in Texas, which provided $238 million in assets and $1.9 billion in deposits.

NOTE 3. Securities

	Amortized	Gross Unrealized		Fair
September 30, 2016	Cost	Gains	Losses	Value
	(Dollars in millions)
AFS securities:
U.S. Treasury	$2,645	$9	$4	$2,650
GSE	177	—	1	176
Agency MBS	23,503	155	123	23,535
States and political subdivisions	2,316	88	48	2,356
Non-agency MBS	494	228	—	722
Other	7	3	—	10
Total AFS securities	$29,142	$483	$176	$29,449

HTM securities:
U.S. Treasury	$1,098	$49	$—	$1,147
GSE	2,196	79	—	2,275
Agency MBS	14,282	228	24	14,486
States and political subdivisions	122	—	—	122
Other	52	1	—	53
Total HTM securities	$17,750	$357	$24	$18,083

	Amortized	Gross Unrealized		Fair
December 31, 2015	Cost	Gains	Losses	Value
	(Dollars in millions)
AFS securities:
U.S. Treasury	$1,836	$2	$6	$1,832
GSE	51	—	—	51
Agency MBS	20,463	22	439	20,046
States and political subdivisions	2,312	103	40	2,375
Non-agency MBS	683	306	—	989
Other	4	—	—	4
Total AFS securities	$25,349	$433	$485	$25,297

HTM securities:
U.S. Treasury	$1,097	$22	$—	$1,119
GSE	5,045	16	98	4,963
Agency MBS	12,267	70	22	12,315
States and political subdivisions	63	—	—	63
Other	58	2	1	59
Total HTM securities	$18,530	$110	$121	$18,519

During the third quarter of 2016, Branch Bank entered into an early termination agreement with the FDIC that terminated the loss share agreements. As a result of the settlement, no future loss sharing or gain sharing will occur related to the Colonial acquisition. The accounting for the affected securities has not changed; however, these securities have been classified into their respective categories and prior periods have been revised to conform to the current presentation.

Certain investments in marketable debt securities and MBS issued by FNMA and FHLMC exceeded 10% of shareholders' equity at September 30, 2016. The FNMA investments had total amortized cost and fair value of $14.9 billion. The FHLMC investments had total amortized cost and fair value of $8.3 billion and $8.4 billion, respectively.

The following table reflects changes in credit losses on securities with OTTI where a portion of the unrealized loss was recognized in OCI. Assets acquired from the FDIC were excluded from this table prior to the termination of the loss share agreements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Balance at beginning of period	$20	$59	$42	$64
Credit losses on securities with previously recognized OTTI	—	1	—	4
Securities sold/settled during the period	—	(13)	(21)	(19)
Credit recoveries through yield	—	(1)	(1)	(3)
Included as a result of loss share termination	1	—	1	—
Balance at end of period	$21	$46	$21	$46

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected life of MBS may differ from contractual maturities because borrowers have the right to prepay the underlying mortgage loans with or without prepayment penalties.

	AFS		HTM
September 30, 2016	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
Due in one year or less	$263	$264	$—	$—
Due after one year through five years	992	1,006	1,204	1,260
Due after five years through ten years	2,646	2,657	2,171	2,243
Due after ten years	25,241	25,522	14,375	14,580
Total debt securities	$29,142	$29,449	$17,750	$18,083

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
September 30, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
AFS securities:
U.S. Treasury securities	$1,574	$4	$—	$—	$1,574	$4
GSE	122	1	—	—	122	1
Agency MBS	4,169	17	5,695	106	9,864	123
States and political subdivisions	183	2	354	46	537	48
Total	$6,048	$24	$6,049	$152	$12,097	$176

HTM securities:
Agency MBS	$1,852	$23	$103	$1	$1,955	$24
Total	$1,852	$23	$103	$1	$1,955	$24

	Less than 12 months		12 months or more		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
AFS securities:
U.S. Treasury securities	$1,211	$6	$—	$—	$1,211	$6
Agency MBS	12,052	199	5,576	240	17,628	439
States and political subdivisions	64	1	329	39	393	40
Total	$13,327	$206	$5,905	$279	$19,232	$485

HTM securities:
GSE	$2,307	$41	$1,743	$57	$4,050	$98
Agency MBS	3,992	21	124	1	4,116	22
Other	56	1	—	—	56	1
Total	$6,355	$63	$1,867	$58	$8,222	$121

The unrealized losses on GSE securities and agency MBS were the result of increases in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans.

At September 30, 2016, $45 million of the unrealized loss on states and political subdivisions securities was the result of fair value hedge basis adjustments that are a component of amortized cost. These securities in an unrealized loss position are evaluated for credit impairment through a qualitative analysis of issuer performance and the primary source of repayment. At September 30, 2016, none of these securities had credit impairment.

NOTE 4. Loans and ACL

During the third quarter of 2016, Branch Bank entered into an early termination agreement with the FDIC that terminated the loss share agreements. As a result, the assets acquired from the FDIC are no longer covered by loss sharing. The accounting for the related loans is unaffected by the termination, and these loans will continue to be carried in PCI. During the third quarter of 2016, a sales finance portfolio totaling $1.0 billion was acquired.

	Accruing
September 30, 2016	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonaccrual	Total
	(Dollars in millions)
Commercial:
Commercial and industrial	$51,332	$34	$—	$413	$51,779
CRE-income producing properties	14,583	3	—	38	14,624
CRE-construction and development	3,850	2	—	12	3,864
Dealer floor plan	1,288	—	—	—	1,288
Other lending subsidiaries	7,396	16	—	10	7,422
Retail:
Direct retail lending	11,898	62	7	55	12,022
Revolving credit	2,532	20	9	—	2,561
Residential mortgage-nonguaranteed	28,906	354	66	167	29,493
Residential mortgage-government guaranteed	350	112	414	—	876
Sales finance	9,894	60	4	6	9,964
Other lending subsidiaries	7,195	272	—	56	7,523
PCI	870	45	92	—	1,007
Total	$140,094	$980	$592	$757	$142,423

	Accruing
December 31, 2015	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonaccrual	Total
	(Dollars in millions)
Commercial:
Commercial and industrial	$48,157	$36	$—	$237	$48,430
CRE-income producing properties	13,370	13	—	38	13,421
CRE-construction and development	3,710	9	—	13	3,732
Dealer floor plan	1,215	—	—	—	1,215
Other lending subsidiaries	6,771	18	—	6	6,795
Retail:
Direct retail lending	11,032	58	7	43	11,140
Revolving credit	2,478	22	10	—	2,510
Residential mortgage-nonguaranteed	29,038	397	55	173	29,663
Residential mortgage-government guaranteed	306	78	486	—	870
Sales finance	10,243	72	5	7	10,327
Other lending subsidiaries	6,381	286	—	59	6,726
PCI	966	42	114	—	1,122
Total	$133,667	$1,031	$677	$576	$135,951

The following tables present the carrying amount of loans by risk rating. PCI loans are excluded because their related ALLL is determined by loan pool performance.

September 30, 2016	Commercial & Industrial	CRE - Income Producing Properties	CRE - Construction and Development	Dealer Floor Plan	Other Lending Subsidiaries
	(Dollars in millions)
Commercial:
Pass	$49,616	$14,135	$3,769	$1,279	$7,345
Special mention	541	164	28	—	27
Substandard - performing	1,209	287	55	9	40
Nonperforming	413	38	12	—	10
Total	$51,779	$14,624	$3,864	$1,288	$7,422

	Direct Retail Lending	Revolving Credit	Residential Mortgage	Sales Finance	Other Lending Subsidiaries
	(Dollars in millions)
Retail:
Performing	$11,967	$2,561	$30,202	$9,958	$7,467
Nonperforming	55	—	167	6	56
Total	$12,022	$2,561	$30,369	$9,964	$7,523

December 31, 2015	Commercial & Industrial	CRE - Income Producing Properties	CRE - Construction and Development	Dealer Floor Plan	Other Lending Subsidiaries
	(Dollars in millions)
Commercial:
Pass	$46,760	$12,940	$3,619	$1,195	$6,757
Special mention	305	166	29	6	3
Substandard-performing	1,128	277	71	14	29
Nonperforming	237	38	13	—	6
Total	$48,430	$13,421	$3,732	$1,215	$6,795

	Direct Retail Lending	Revolving Credit	Residential Mortgage	Sales Finance	Other Lending Subsidiaries
	(Dollars in millions)
Retail:
Performing	$11,097	$2,510	$30,360	$10,320	$6,667
Nonperforming	43	—	173	7	59
Total	$11,140	$2,510	$30,533	$10,327	$6,726

The following tables represent activity in the ACL for the periods presented:

	ACL Rollforward
Three Months Ended September 30, 2016	Beginning Balance	Charge- Offs	Recoveries	Provision (Benefit)	Acquisition	Ending Balance
	(Dollars in millions)
Commercial:
Commercial and industrial	$519	$(23)	$6	$21	$—	$523
CRE-income producing properties	116	(5)	3	(2)	—	112
CRE-construction and development	28	(1)	3	(3)	—	27
Dealer floor plan	10	—	—	—	—	10
Other lending subsidiaries	27	(5)	1	5	—	28
Retail:
Direct retail lending	105	(12)	7	3	—	103
Revolving credit	98	(18)	5	14	—	99
Residential mortgage-nonguaranteed	194	(11)	1	—	—	184
Residential mortgage-government guaranteed	30	(2)	—	9	—	37
Sales finance	36	(7)	3	4	—	36
Other lending subsidiaries	279	(86)	11	85	—	289
PCI	65	—	—	(2)	—	63
ALLL	1,507	(170)	40	134	—	1,511
RUFC	96	—	—	14	—	110
ACL	$1,603	$(170)	$40	$148	$—	$1,621

	ACL Rollforward
Three Months Ended September 30, 2015	Beginning Balance	Charge- Offs	Recoveries	Provision (Benefit)	Acquisition	Ending Balance
	(Dollars in millions)
Commercial:
Commercial and industrial	$457	$(16)	$8	$13	$—	$462
CRE-income producing properties	141	(4)	3	(5)	—	135
CRE-construction and development	38	(1)	3	(7)	—	33
Dealer floor plan	10	—	—	(1)	—	9
Other lending subsidiaries	21	(2)	1	1	—	21
Retail:
Direct retail lending	113	(15)	8	10	—	116
Revolving credit	102	(17)	5	11	—	101
Residential mortgage-nonguaranteed	197	(7)	1	4	—	195
Residential mortgage-government guaranteed	28	(3)	—	2	—	27
Sales finance	44	(5)	2	1	—	42
Other lending subsidiaries	249	(75)	7	76	—	257
PCI	57	—	—	3	—	60
ALLL	1,457	(145)	38	108	—	1,458
RUFC	78	—	—	(5)	20	93
ACL	$1,535	$(145)	$38	$103	$20	$1,551

	ACL Rollforward
Nine Months Ended September 30, 2016	Beginning Balance	Charge-Offs	Recoveries	Provision (Benefit)	Acquisition	Ending Balance
	(Dollars in millions)
Commercial:
Commercial and industrial	$466	$(105)	$30	$132	$—	$523
CRE-income producing properties	135	(7)	7	(23)	—	112
CRE-construction and development	37	(1)	9	(18)	—	27
Dealer floor plan	8	—	—	2	—	10
Other lending subsidiaries	22	(17)	5	18	—	28
Retail:
Direct retail lending	105	(37)	20	15	—	103
Revolving credit	104	(53)	15	33	—	99
Residential mortgage-nonguaranteed	194	(26)	3	13	—	184
Residential mortgage-government guaranteed	23	(4)	—	18	—	37
Sales finance	40	(21)	9	8	—	36
Other lending subsidiaries	265	(239)	31	232	—	289
PCI	61	—	—	2	—	63
ALLL	1,460	(510)	129	432	—	1,511
RUFC	90	—	—	11	9	110
ACL	$1,550	$(510)	$129	$443	$9	$1,621

	ACL Rollforward
Nine Months Ended September 30, 2015	Beginning Balance	Charge-Offs	Recoveries	Provision (Benefit)	Acquisition	Ending Balance
	(Dollars in millions)
Commercial:
Commercial and industrial	$421	$(62)	$29	$74	$—	$462
CRE-income producing properties	162	(17)	6	(16)	—	135
CRE-construction and development	48	(3)	9	(21)	—	33
Dealer floor plan	10	—	—	(1)	—	9
Other lending subsidiaries	21	(7)	3	4	—	21
Retail:
Direct retail lending	110	(40)	23	23	—	116
Revolving credit	110	(54)	15	30	—	101
Residential mortgage-nonguaranteed	217	(26)	2	2	—	195
Residential mortgage-government guaranteed	36	(4)	—	(5)	—	27
Sales finance	40	(16)	7	11	—	42
Other lending subsidiaries	235	(194)	24	192	—	257
PCI	64	(1)	—	(3)	—	60
ALLL	1,474	(424)	118	290	—	1,458
RUFC	60	—	—	9	24	93
ACL	$1,534	$(424)	$118	$299	$24	$1,551

The following table provides a summary of loans that are collectively evaluated for impairment.

	September 30, 2016		December 31, 2015
	Recorded Investment	Related ALLL	Recorded Investment	Related ALLL
	(Dollars in millions)
Commercial:
Commercial and industrial	$51,276	$472	$48,110	$439
CRE-income producing properties	14,545	106	13,339	127
CRE-construction and development	3,837	24	3,697	32
Dealer floor plan	1,288	10	1,215	8
Other lending subsidiaries	7,410	27	6,789	21
Retail:
Direct retail lending	11,940	92	11,055	93
Revolving credit	2,531	87	2,477	91
Residential mortgage-nonguaranteed	29,035	141	29,228	153
Residential mortgage-government guaranteed	463	6	553	1
Sales finance	9,947	35	10,308	39
Other lending subsidiaries	7,302	252	6,534	235
PCI	1,007	63	1,122	61
Total	$140,581	$1,315	$134,427	$1,300

The following tables set forth certain information regarding impaired loans, excluding PCI and LHFS, that were individually evaluated for impairment.

As of / For The Nine Months Ended September 30, 2016	Recorded Investment	UPB	Related ALLL	Average Recorded Investment	Interest Income Recognized
	(Dollars in millions)
With no related allowance recorded:
Commercial:
Commercial and industrial	$230	$251	$—	$210	$—
CRE-income producing properties	15	18	—	15	—
CRE-construction and development	8	8	—	7	—
Other lending subsidiaries	5	7	—	6	—
Retail:
Direct retail lending	13	39	—	12	—
Residential mortgage-nonguaranteed	74	136	—	76	2
Residential mortgage-government guaranteed	2	3	—	3	—
Sales finance	1	2	—	1	—
Other lending subsidiaries	3	8	—	4	—
With an allowance recorded:
Commercial:
Commercial and industrial	273	279	51	256	3
CRE-income producing properties	64	67	6	70	2
CRE-construction and development	19	19	3	23	1
Other lending subsidiaries	7	7	1	4	—
Retail:
Direct retail lending	69	71	11	71	3
Revolving credit	30	30	12	31	1
Residential mortgage-nonguaranteed	384	409	43	360	12
Residential mortgage-government guaranteed	411	412	31	341	10
Sales finance	16	16	1	17	1
Other lending subsidiaries	218	220	37	199	23
Total	$1,842	$2,002	$196	$1,706	$58

As Of / For The Year Ended December 31, 2015	Recorded Investment	UPB	Related ALLL	Average Recorded Investment	Interest Income Recognized
	(Dollars in millions)
With no related ALLL recorded:
Commercial:
Commercial and industrial	$129	$164	$—	$95	$1
CRE-income producing properties	8	13	—	17	—
CRE-construction and development	8	11	—	10	—
Dealer floor plan	—	—	—	2	—
Other lending subsidiaries	2	3	—	—	—
Retail:
Direct retail lending	11	40	—	12	1
Residential mortgage-nonguaranteed	84	153	—	97	4
Residential mortgage-government guaranteed	5	5	—	3	—
Sales finance	1	2	—	1	—
Other lending subsidiaries	4	8	—	3	—
With an ALLL recorded:
Commercial:
Commercial and industrial	191	194	27	223	5
CRE-income producing properties	74	77	8	96	3
CRE-construction and development	27	27	5	36	1
Dealer floor plan	—	—	—	1	—
Other lending subsidiaries	4	5	1	6	—
Retail:
Direct retail lending	74	75	12	79	4
Revolving credit	33	33	13	36	1
Residential mortgage-nonguaranteed	351	368	41	354	15
Residential mortgage-government guaranteed	312	312	22	323	13
Sales finance	18	18	1	19	1
Other lending subsidiaries	188	190	30	179	28
Total	$1,524	$1,698	$160	$1,592	$77

Trial modifications are excluded from the following disclosures because the specific types and amounts of concessions offered to borrowers frequently change between the trial modification and the permanent modification. The following table provides a summary of TDRs, all of which are considered impaired.

	September 30, 2016	December 31, 2015
	(Dollars in millions)
Performing TDRs:
Commercial:
Commercial and industrial	$46	$49
CRE-income producing properties	14	13
CRE-construction and development	8	16
Direct retail lending	69	72
Sales finance	16	17
Revolving credit	30	33
Residential mortgage-nonguaranteed	287	288
Residential mortgage-government guaranteed	393	316
Other lending subsidiaries	209	178
Total performing TDRs	1,072	982
Nonperforming TDRs (also included in NPL disclosures)	134	146
Total TDRs	$1,206	$1,128

ALLL attributable to TDRs	$132	$126

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

	Three Months Ended September 30,
	2016			2015
	Types of Modifications		Impact To ALLL	Types of Modifications		Impact To ALLL
	Rate	Structure		Rate	Structure
	(Dollars in millions)
Commercial:
Commercial and industrial	$10	$34	$1	$19	$11	$—
CRE-income producing properties	4	4	—	—	1	—
CRE-construction and development	2	4	—	5	9	—

Retail:
Direct retail lending	5	—	—	6	3	1
Revolving credit	4	—	1	4	—	1
Residential mortgage-nonguaranteed	12	35	2	21	7	2
Residential mortgage-government guaranteed	105	—	7	42	—	2
Sales finance	—	2	—	—	3	1
Other lending subsidiaries	44	—	6	32	—	5

	Nine Months Ended September 30,
	2016			2015
	Types of Modifications		Impact To ALLL	Types of Modifications		Impact To ALLL
	Rate	Structure		Rate	Structure
	(Dollars in millions)
Commercial:
Commercial and industrial	$105	$57	$3	$68	$35	$2
CRE-income producing properties	15	12	—	4	14	—
CRE-construction and development	6	7	—	5	21	—
Retail:
Direct retail lending	13	1	—	12	3	3
Revolving credit	13	—	3	12	—	3
Residential mortgage-nonguaranteed	50	49	5	65	29	7
Residential mortgage-government guaranteed	213	—	12	151	—	6
Sales finance	—	5	—	—	8	1
Other lending subsidiaries	118	—	16	92	—	13

Charge-offs and forgiveness of principal and interest for TDRs were immaterial for all periods presented.

The pre-default balance for modifications that experienced a payment default that had been classified as TDRs during the previous 12 months was $19 million and $28 million for the three months ended September 30, 2016 and 2015, respectively, and $52 million and $63 million for the nine months ended September 30, 2016 and 2015, respectively. Payment default is defined as movement of the TDR to nonaccrual status, foreclosure or charge-off, whichever occurs first.

Changes in the carrying value and accretable yield of PCI loans are presented in the following table:

	Nine Months Ended September 30, 2016				Year Ended December 31, 2015
	Purchased Impaired		Purchased Nonimpaired		Purchased Impaired		Purchased Nonimpaired
	Accretable Yield	Carrying Value	Accretable Yield	Carrying Value	Accretable Yield	Carrying Value	Accretable Yield	Carrying Value
	(Dollars in millions)
Balance at beginning of period	$189	$700	$176	$422	$134	$579	$244	$636
Additions	36	124	—	—	98	402	—	—
Accretion	(101)	101	(57)	57	(89)	89	(89)	89
Payments received, net	—	(263)	—	(134)	—	(370)	—	(303)
Other, net	133	—	45	—	46	—	21	—
Balance at end of period	$257	$662	$164	$345	$189	$700	$176	$422

Outstanding UPB at end of period		$978		$467		$1,063		$587

The following table presents additional information about BB&T's loans and leases:

	September 30, 2016	December 31, 2015
	(Dollars in millions)
Unearned income, discounts and net deferred loan fees and costs, excluding PCI	$511	$598
Residential mortgage loans in process of foreclosure	367	229

NOTE 5. Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill attributable to BB&T's operating segments are reflected in the table below.

	Community Banking	Residential Mortgage Banking	Dealer Financial Services	Specialized Lending	Insurance Holdings	Financial Services	Total
	(Dollars in millions)
Goodwill, January 1, 2016	$6,187	$326	$111	$243	$1,482	$199	$8,548
Acquisitions	755	39	—	2	272	9	1,077
Other adjustments	133	—	—	(133)	—	2	2
Goodwill, September 30, 2016	$7,075	$365	$111	$112	$1,754	$210	$9,627

The other adjustments to goodwill were primarily the result of updating the purchase price allocation for Susquehanna.

The acquisition of Swett & Crawford provided goodwill of $271 million and identifiable intangible assets of $224 million. The identifiable intangible assets are being amortized over a weighted average term of 13 years based upon the estimated economic benefits received. Approximately $135 million of the goodwill and identifiable intangible assets is deductible for tax purposes.

The following table presents information for identifiable intangible assets subject to amortization:

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
CDI	$970	$(692)	$278	$903	$(634)	$269
Other, primarily customer relationship intangibles	1,415	(801)	614	1,164	(747)	417
Total	$2,385	$(1,493)	$892	$2,067	$(1,381)	$686

NOTE 6. Loan Servicing

Residential Mortgage Banking Activities

The following tables summarize residential mortgage banking activities.

	September 30, 2016	December 31, 2015
	(Dollars in millions)
UPB of mortgage loan servicing portfolio	$118,040	$116,817
UPB of home equity loan servicing portfolio	4,420	5,352
UPB of residential mortgage and home equity loan servicing portfolio	$122,460	$122,169

UPB of residential mortgage loans serviced for others (primarily agency conforming fixed rate)	$90,157	$91,132
Mortgage loans sold with recourse	610	702
Maximum recourse exposure from mortgage loans sold with recourse liability	296	326
Indemnification, recourse and repurchase reserves	77	79
FHA-insured mortgage loan reserve	—	85

As previously disclosed, during June 2014, BB&T received notice from the HUD-OIG that BB&T had been selected for an audit/survey to assess BB&T's compliance with FHA loan origination and quality control requirements. BB&T subsequently received subpoenas from the HUD-OIG and the Department of Justice seeking additional information regarding its lending practices in connection with loans insured by the FHA. During 2014, BB&T recognized an $85 million charge that was included in other expense on the Consolidated Statements of Income. During the third quarter of 2016, the Company paid $83 million to settle these matters pursuant to an agreement with the Department of Justice. In addition, the Company separately received recoveries of $71 million, resulting in a net benefit of $73 million for the third quarter of 2016, which was included in other expense on the Consolidated Statements of Income.

	As of / For The Nine Months Ended September 30,
	2016	2015
	(Dollars in millions)
UPB of residential mortgage loans sold from LHFS	$11,098	$11,683
Pre-tax gains recognized on mortgage loans sold and held for sale	105	121
Servicing fees recognized from mortgage loans serviced for others	201	204
Approximate weighted average servicing fee on the outstanding balance of residential mortgage loans serviced for others	0.28%	0.29%
Weighted average interest rate on mortgage loans serviced for others	4.06	4.13

	Nine Months Ended September 30,
	2016	2015
	(Dollars in millions)
Residential MSRs, carrying value, beginning of period	$880	$844
Additions	99	125
Change in fair value due to changes in valuation inputs or assumptions:
Prepayment speeds	(180)	76
OAS	9	(67)
Servicing costs	2	(25)
Realization of expected net servicing cash flows, passage of time and other	(103)	(105)
Residential MSRs, carrying value, end of period	$707	$848

Gains (losses) on derivative financial instruments used to mitigate the income statement effect of changes in MSR fair value	$232	$56

The sensitivity of the fair value of the residential MSRs to changes in key assumptions is included in the accompanying table:

	September 30, 2016			December 31, 2015
	Range		Weighted Average	Range		Weighted Average
	Min	Max		Min	Max
	(Dollars in millions)
Prepayment speed	12.1%	13.7%	13.1%	8.1%	9.0%	8.7%
Effect on fair value of a 10% increase			$(32)			$(28)
Effect on fair value of a 20% increase			(61)			(54)

OAS	9.9%	10.2%	10.0%	10.3%	10.6%	10.4%
Effect on fair value of a 10% increase			$(23)			$(32)
Effect on fair value of a 20% increase			(44)			(61)

Composition of loans serviced for others:
Fixed-rate residential mortgage loans			99.2%			99.2%
Adjustable-rate residential mortgage loans			0.8			0.8
Total			100.0%			100.0%

Weighted average life (in years)			5.2			6.8

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

Commercial Mortgage Banking Activities

The following table summarizes commercial mortgage banking activities for the periods presented:

	September 30, 2016	December 31, 2015
	(Dollars in millions)
UPB of CRE mortgages serviced for others	$29,146	$28,163
CRE mortgages serviced for others covered by recourse provisions	4,053	4,198
Maximum recourse exposure from CRE mortgages sold with recourse liability	1,231	1,259
Recorded reserves related to recourse exposure	7	7
Originated CRE mortgages during the year	5,184	7,012
Commercial MSRs at fair value	121	—

Effective January 1, 2016, the Company adopted the fair value option for commercial MSRs to facilitate hedging against changes in the fair value of the MSR asset. The impact of the adoption was immaterial.

NOTE 7. Deposits

A summary of deposits is presented in the accompanying table:

	September 30, 2016	December 31, 2015
	(Dollars in millions)
Noninterest-bearing deposits	$51,000	$45,695
Interest checking	27,709	25,410
Money market and savings	64,090	60,461
Time deposits	17,116	17,558
Total deposits	$159,915	$149,124

Time deposits $100,000 and greater	$7,724	$7,562
Time deposits $250,000 and greater	4,300	3,497

NOTE 8. Long-Term Debt

	September 30, 2016	December 31, 2015
	(Dollars in millions)
BB&T Corporation:
3.95% senior notes due 2016	$—	$500
3.20% senior notes due 2016	—	1,000
2.15% senior notes due 2017	750	749
1.60% senior notes due 2017	750	749
1.45% senior notes due 2018	465	500
Floating rate senior notes due 2018 (LIBOR-based, 1.71% at September 30, 2016)	400	400
2.05% senior notes due 2018	600	600
6.85% senior notes due 2019	540	540
2.25% senior notes due 2019	648	648
Floating rate senior notes due 2019 (LIBOR-based, 1.42% at September 30, 2016)	450	450
2.45% senior notes due 2020	1,299	1,298
2.63% senior notes due 2020	999	999
Floating rate senior notes due 2020 (LIBOR-based, 1.40% at September 30, 2016)	200	200
2.05% senior notes due 2021	1,249	—
5.38% senior notes due 2022	164	166
4.25% senior notes due 2024	130	—
4.90% subordinated notes due 2017	360	356
5.25% subordinated notes due 2019	586	586
3.95% subordinated notes due 2022	299	299

Branch Bank:
1.45% senior notes due 2016	—	750
Floating rate senior notes due 2016 (LIBOR-based, 1.27% at September 30, 2016)	375	375
1.05% senior notes due 2016	500	500
1.00% senior notes due 2017	599	599
1.35% senior notes due 2017	660	750
2.30% senior notes due 2018	750	750
1.45% senior notes due 2019	1,499	—
Floating rate senior notes due 2019 (LIBOR-based, 1.29% at September 30, 2016)	250	—
2.85% senior notes due 2021	700	700
5.63% subordinated notes due 2016	—	386
Floating rate subordinated notes due 2016	—	350
Floating rate subordinated notes due 2017 (LIBOR-based, 1.12% at September 30, 2016)	262	262
3.63% subordinated notes due 2025	1,249	1,249
3.80% subordinated notes due 2026	848	848

FHLB advances to Branch Bank:
Varying maturities to 2034	4,389	5,582

Other long-term debt	155	154

Basis adjustments	651	474
Total long-term debt	$22,776	$23,769

Basis adjustments include fair value hedge-related basis adjustments as well as debt issuance costs. The following table reflects the carrying amounts and effective interest rates for long-term debt:

	September 30, 2016		December 31, 2015
	Carrying Amount	Effective Rate	Carrying Amount	Effective Rate
	(Dollars in millions)
BB&T Corporation fixed rate senior notes	$7,685	2.00%	$7,831	2.35%
BB&T Corporation floating rate senior notes	1,049	1.54	1,050	1.20
BB&T Corporation fixed rate subordinated notes	1,371	1.04	1,382	1.52
Branch Bank fixed rate senior notes	4,751	1.47	4,071	1.62
Branch Bank floating rate senior notes	625	1.33	375	0.92
Branch Bank fixed rate subordinated notes	2,288	2.63	2,562	3.13
Branch Bank floating rate subordinated notes	262	3.82	612	3.24
FHLB advances (weighted average maturity of 5.2 years at Sept. 30, 2016)	4,590	3.87	5,732	4.02
Other long-term debt	155		154
Total long-term debt	$22,776		$23,769

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

During the third quarter of 2016, the Company repurchased $160 million of common stock under the 2015 Repurchase Plan, which represented 4.3 million shares. The repurchased shares revert to the status of authorized and unissued shares upon repurchase.

The activity relating to options and restricted shares/units during the period is presented in the following tables:

	Options	Wtd. Avg. Exercise Price
	(Shares in thousands)
Outstanding at January 1, 2016	20,577	$34.89
Granted	610	32.10
Replacement awards issued in connection with business combination	566	36.12
Exercised	(1,664)	29.32
Forfeited or expired	(2,836)	40.62
Outstanding at September 30, 2016	17,253	34.43
Exercisable at September 30, 2016	16,373	34.43
Exercisable and expected to vest at September 30, 2016	17,207	34.43

	Restricted Shares/Units	Wtd. Avg. Grant Date Fair Value
	(Shares in thousands)
Nonvested at January 1, 2016	11,824	$29.81
Granted	5,233	27.49
Vested	(2,870)	27.58
Forfeited	(321)	29.43
Nonvested at September 30, 2016	13,866	29.41
Expected to vest at September 30, 2016	12,710	29.41

NOTE 10. AOCI

Three Months Ended September 30, 2016	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total
	(Dollars in millions)
AOCI balance, July 1, 2016	$(701)	$(247)	$263	$(137)	$(15)	$(837)
OCI before reclassifications, net of tax	(9)	23	(72)	137	—	79
Amounts reclassified from AOCI:
Personnel expense	18	—	—	—	—	18
Interest income	—	—	(2)	—	1	(1)
Interest expense	—	(3)	—	—	—	(3)
FDIC loss share income, net	—	—	—	—	—	—
Securities (gains) losses, net	—	—	—	—	—	—
Total before income taxes	18	(3)	(2)	—	1	14
Less: Income taxes	7	(1)	(1)	—	1	6
Net of income taxes	11	(2)	(1)	—	—	8
Net change in AOCI	2	21	(73)	137	—	87
AOCI balance, September 30, 2016	$(699)	$(226)	$190	$—	$(15)	$(750)

Three Months Ended September 30, 2015	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total
	(Dollars in millions)
AOCI balance, July 1, 2015	$(608)	$(35)	$102	$(188)	$(19)	$(748)
OCI before reclassifications, net of tax	(23)	(105)	36	5	(3)	(90)
Amounts reclassified from AOCI:
Personnel expense	14	—	—	—	—	14
Interest income	—	—	22	—	2	24
Interest expense	—	21	—	—	—	21
FDIC loss share income, net	—	—	—	7	—	7
Securities (gains) losses, net	—	—	2	—	—	2
Total before income taxes	14	21	24	7	2	68
Less: Income taxes	5	8	9	3	1	26
Net of income taxes	9	13	15	4	1	42
Net change in AOCI	(14)	(92)	51	9	(2)	(48)
AOCI balance, September 30, 2015	$(622)	$(127)	$153	$(179)	$(21)	$(796)

Nine Months Ended September 30, 2016	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total
	(Dollars in millions)
AOCI balance, January 1, 2016	$(723)	$(83)	$(34)	$(169)	$(19)	$(1,028)
OCI before reclassifications, net of tax	(8)	(154)	280	148	3	269
Amounts reclassified from AOCI:
Personnel expense	51	—	—	—	—	51
Interest income	—	—	(45)	—	2	(43)
Interest expense	—	18	—	—	—	18
FDIC loss share income, net	—	—	—	33	—	33
Securities (gains) losses, net	—	—	(45)	—	—	(45)
Total before income taxes	51	18	(90)	33	2	14
Less: Income taxes	19	7	(34)	12	1	5
Net of income taxes	32	11	(56)	21	1	9
Net change in AOCI	24	(143)	224	169	4	278
AOCI balance, September 30, 2016	$(699)	$(226)	$190	$—	$(15)	$(750)

Nine Months Ended September 30, 2015	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total
	(Dollars in millions)
AOCI balance, January 1, 2015	$(626)	$(54)	$152	$(207)	$(16)	$(751)
OCI before reclassifications, net of tax	(20)	(112)	(18)	12	(7)	(145)
Amounts reclassified from AOCI:
Personnel expense	38	—	—	—	—	38
Interest income	—	—	28	—	3	31
Interest expense	—	63	—	—	—	63
FDIC loss share income, net	—	—	—	26	—	26
Securities (gains) losses, net	—	—	3	—	—	3
Total before income taxes	38	63	31	26	3	161
Less: Income taxes	14	24	12	10	1	61
Net of income taxes	24	39	19	16	2	100
Net change in AOCI	4	(73)	1	28	(5)	(45)
AOCI balance, September 30, 2015	$(622)	$(127)	$153	$(179)	$(21)	$(796)

NOTE 11. Income Taxes

The effective tax rates for the three months ended September 30, 2016 and 2015 were 29.8% and 29.4%, respectively. The effective tax rates for the nine months ended September 30, 2016 and 2015 were 30.0% and 25.6%, respectively. The effective tax rate for the nine months ended September 30, 2016 was higher than the corresponding period of 2015 primarily due to changes in unrecognized tax benefits during 2015 as described below, partially offset by a $13 million tax benefit related to specific tax-advantaged assets recorded during the current year.

In February 2010, BB&T received an IRS statutory notice of deficiency for tax years 2002-2007 related to the disallowance of foreign tax credits and other deductions claimed by a subsidiary in connection with a financing transaction. BB&T paid the disputed tax, penalties and interest during 2010 and filed a lawsuit seeking a refund in the U.S. Court of Federal Claims. During 2013, the court denied the refund claim and BB&T appealed the decision to the U.S. Court of Appeals for the Federal Circuit. During May 2015, the appeals court rendered a decision overturning a portion of the earlier ruling and affirming the remainder, resulting in the recognition of income tax benefits, including the reversal of interest and penalties, of $107 million during the second quarter of 2015. During September 2015, BB&T filed a petition requesting the case be heard by the U.S. Supreme Court. During March 2016, the U.S. Supreme Court declined to hear the case, which preserves the earlier ruling and effectively concluded this matter.

The following table presents changes in unrecognized tax benefits:

	As of/For the Year-to-Date Period Ended
	September 30, 2016	December 31, 2015
	(Dollars in millions)
Beginning balance of unrecognized tax benefits	$426	$503
Additions (reductions) for tax positions of prior years	(5)	(76)
Settlements	(418)	(1)
Lapse of statute of limitations	—	(1)
Unrecognized deferred tax benefits from acquisitions	—	1
Ending balance of unrecognized tax benefits	$3	$426

Unrecognized tax benefits that would have impacted effective rate if recognized
Federal	$—	$422
State	2	3

At September 30, 2016, the liabilities for tax-related interest and penalties recorded on the Consolidated Balance Sheets were immaterial, compared to $181 million at December 31, 2015.

NOTE 12. Benefit Plans

	Qualified Plans		Nonqualified Plans
Three Months Ended September 30,	2016	2015	2016	2015
	(Dollars in millions)
Service cost	$44	$40	$3	$3
Interest cost	41	36	5	4
Estimated return on plan assets	(82)	(82)	—	—
Amortization and other	18	14	3	4
Net periodic benefit cost	$21	$8	$11	$11

	Qualified Plans		Nonqualified Plans
Nine Months Ended September 30,	2016	2015	2016	2015
	(Dollars in millions)
Service cost	$130	$125	$9	$9
Interest cost	122	104	14	12
Estimated return on plan assets	(244)	(244)	—	—
Amortization and other	51	38	9	11
Net periodic benefit cost	$59	$23	$32	$32

BB&T makes contributions to the qualified pension plans in amounts between the minimum required for funding and the maximum deductible for federal income tax purposes. Discretionary contributions totaling $350 million were made during the nine months ended September 30, 2016. There are no required contributions for the remainder of 2016, though BB&T may elect to make additional contributions.

NOTE 13. Commitments and Contingencies

	September 30, 2016	December 31, 2015
	(Dollars in millions)
Letters of credit	$2,952	$3,033
Carrying amount of the liability for letters of credit	29	27

Investments in affordable housing and historic building rehabilitation projects:
Carrying amount	1,738	1,629
Amount of future funding commitments included in carrying amount	774	654
Lending exposure	549	292
Tax credits subject to recapture	393	355

Private equity and similar investments	340	289
Future funding commitments to consolidated private equity funds	210	231

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

	September 30, 2016	December 31, 2015
	(Dollars in millions)
Pledged securities	$15,477	$14,063
Pledged loans	73,464	69,070

NOTE 14. Fair Value Disclosures

Accounting standards define fair value as the exchange price that would be received on the measurement date to sell an asset or the price paid to transfer a liability in the principal or most advantageous market available to the entity in an orderly transaction between market participants, with a three level valuation input hierarchy.

The following tables present fair value information for assets and liabilities measured at fair value on a recurring basis:

September 30, 2016	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets:
Trading securities	$992	$318	$674	$—
AFS securities:
U.S. Treasury	2,650	—	2,650	—
GSE	176	—	176	—
Agency MBS	23,535	—	23,535	—
States and political subdivisions	2,356	—	2,356	—
Non-agency MBS	722	—	183	539
Other	10	10	—	—
LHFS	2,664	—	2,664	—
MSRs	828	—	—	828
Derivative assets:
Interest rate contracts	1,264	—	1,242	22
Foreign exchange contracts	3	—	3	—
Private equity and similar investments	340	—	—	340
Total assets	$35,540	$328	$33,483	$1,729

Liabilities:
Derivative liabilities:
Interest rate contracts	$1,184	$—	$1,182	$2
Foreign exchange contracts	3	—	3	—
Securities sold short	181	—	181	—
Total liabilities	$1,368	$—	$1,366	$2

December 31, 2015	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets:
Trading securities	$1,180	$311	$869	$—
AFS securities:
U.S. Treasury	1,832	—	1,832	—
GSE	51	—	51	—
Agency MBS	20,046	—	20,046	—
States and political subdivisions	2,375	—	2,375	—
Non-agency MBS	989	—	363	626
Other	4	4	—	—
LHFS	1,035	—	1,035	—
MSRs	880	—	—	880
Derivative assets:
Interest rate contracts	964	—	956	8
Foreign exchange contracts	6	—	6	—
Private equity and similar investments	289	—	—	289
Total assets	$29,651	$315	$27,533	$1,803

Liabilities:
Derivative liabilities:
Interest rate contracts	$788	$—	$784	$4
Foreign exchange contracts	4	—	4	—
Securities sold short	147	—	147	—
Total liabilities	$939	$—	$935	$4

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

Non-agency MBS: Pricing matrices for these securities are based on observable inputs including offers, bids, reported trades, dealer quotes and market research reports, the characteristics of a specific tranche, market convention prepayment speeds and benchmark yield curves as described above. Non-agency MBS also include investments in re-remic trusts that primarily hold non-agency MBS, which are valued based on broker pricing models that use baseline securities yields and tranche-level yield adjustments to discount cash flows modeled using market convention prepayment speed and default assumptions.

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

The following tables summarize activity for Level 3 assets and liabilities.

Three Months Ended September 30, 2016	Non-agency MBS	MSRs	Net Derivatives	Private Equity and Similar Investments
	(Dollars in millions)
Balance at July 1, 2016	$559	$785	$33	$353
Total realized and unrealized gains (losses):
Included in earnings:
Interest income	6	—	—	—
Mortgage banking income	—	42	45	—
Other noninterest income	—	—	—	3
Included in unrealized net holding gains (losses) in OCI	(5)	—	—	—
Purchases	—	—	—	15
Issuances	—	44	22	—
Sales	—	—	—	(29)
Settlements	(21)	(43)	(80)	(2)
Balance at September 30, 2016	$539	$828	$20	$340

Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2016	$6	$42	$20	$1

Three Months Ended September 30, 2015	Non-agency MBS	MSRs	Net Derivatives	Private Equity and Similar Investments
	(Dollars in millions)
Balance at July 1, 2015	$688	$912	$(2)	$359
Total realized and unrealized gains (losses):
Included in earnings:
Interest income	5	—	—	—
Mortgage banking income	—	(90)	20	—
Other noninterest income	—	—	(1)	25
Included in unrealized net holding gains (losses) in OCI	(11)	—	—	—
Purchases	—	—	—	7
Issuances	—	57	26	—
Sales	—	—	—	(90)
Settlements	(25)	(31)	(26)	—
Balance at September 30, 2015	$657	$848	$17	$301

Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2015	$5	$(90)	$19	$(7)

Nine Months Ended September 30, 2016	Non-agency MBS	MSRs	Net Derivatives	Private Equity and Similar Investments
	(Dollars in millions)
Balance at January 1, 2016	$626	$880	$4	$289
Total realized and unrealized gains (losses):
Included in earnings:
Interest income	38	—	—	—
Mortgage banking income	—	(154)	101	—
Other noninterest income	—	—	—	6
Included in unrealized net holding gains (losses) in OCI	(50)	—	—	—
Purchases	—	—	—	89
Issuances	—	100	85	—
Sales	—	—	—	(37)
Settlements	(75)	(121)	(170)	(7)
Other	—	123	—	—
Balance at September 30, 2016	$539	$828	$20	$340

Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2016	$38	$(154)	$20	$1

Other represents the adoption of the fair value method for commercial MSRs as of January 1, 2016.

Nine Months Ended September 30, 2015	Non-agency MBS	MSRs	Net Derivatives	Private Equity and Similar Investments
	(Dollars in millions)
Balance at January 1, 2015	$745	$844	$17	$329
Total realized and unrealized gains (losses):
Included in earnings:
Interest income	21	—	—	—
Mortgage banking income	—	(21)	68	—
Other noninterest income	—	—	(3)	44
Included in unrealized net holding gains (losses) in OCI	(36)	—	—	—
Purchases	—	—	—	62
Issuances	—	125	67	—
Sales	—	—	—	(119)
Settlements	(73)	(100)	(132)	(15)
Balance at September 30, 2015	$657	$848	$17	$301

Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2015	$21	$(21)	$19	$8

BB&T's policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of a reporting period. Transfers involving Level 3, if any, are presented in the preceding tables. There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2016 or 2015.

The non-agency MBS categorized as Level 3 represent ownership interests in various tranches of re-remic trusts. These securities are valued at a discount, which is unobservable in the market, to the fair value of the underlying securities owned by the trusts. The re-remic tranches do not have an active market and therefore are categorized as Level 3. At September 30, 2016, the fair value of re-remic non-agency MBS represented a discount of 16% to the fair value of the securities owned by the re-remic trusts.

The majority of private equity and similar investments are in SBIC qualified funds, which primarily focus on equity and subordinated debt investments in privately-held middle market companies. The majority of these VIE investments are not redeemable and distributions are received as the underlying assets of the funds liquidate. The timing of distributions, which are expected to occur on various dates through 2026, is uncertain and dependent on various events such as recapitalizations, refinance transactions and ownership changes among others. Excluding the investment of future funds, these investments have an estimated weighted average remaining life of approximately 3 years; however, the timing and amount of distributions may vary significantly. As of September 30, 2016, restrictions on the ability to sell the investments include, but are not limited to, consent of a majority member or general partner approval for transfer of ownership. These investments are spread over numerous privately-held middle market companies, and thus the sensitivity to a change in fair value for any single investment is limited. The significant unobservable inputs for these investments are EBITDA multiples that ranged from 4x to 11x, with a weighted average of 8x, at September 30, 2016.

The following table details the fair value and UPB of LHFS that were elected to be carried at fair value:

	September 30, 2016			December 31, 2015
	Fair Value	Aggregate UPB	Difference	Fair Value	Aggregate UPB	Difference
	(Dollars in millions)
LHFS reported at fair value	$2,664	2,609	55	$1,035	$1,023	$12

Excluding government guaranteed, LHFS that were nonaccrual or 90 days or more past due and still accruing interest were not material at September 30, 2016.

The following table provides information about certain financial assets measured at fair value on a nonrecurring basis, which are primarily collateral dependent and may be subject to liquidity adjustments. The carrying values represent end of period values, which approximate the fair value measurements that occurred on the various measurement dates throughout the period. The valuation adjustments represent the amounts recorded during the period regardless of whether the asset is still held at period end. These assets are considered to be Level 3 assets. These amounts exclude assets acquired from the FDIC prior to the loss share termination as well as PCI loans.

	September 30, 2016			September 30, 2015
	Carrying Value	Valuation Adjustments		Carrying Value	Valuation Adjustments
		Three Months Ended	Nine Months Ended		Three Months Ended	Nine Months Ended
	(Dollars in millions)
Impaired loans	$314	(22)	$(76)	$131	(6)	$(19)
Foreclosed real estate	58	(59)	(160)	85	(54)	(137)

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

FDIC loss share receivable and payable: The fair values of the receivable and payable were estimated using discounted cash flow analyses, applying a risk free interest rate that is adjusted for the uncertainty in the timing and amount of the cash flows. The expected cash flows to/from the FDIC related to loans were estimated using the same assumptions that were used in determining the accounting values for the related loans. The expected cash flows to/from the FDIC related to securities were based upon the fair value of the related securities and the payment that would be required if the securities were sold for that amount. The loss share agreements were not transferable and, accordingly, there was no market for the receivable or payable.

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

Financial assets and liabilities not recorded at fair value are summarized below:

September 30, 2016	Carrying Amount	Total Fair Value	Level 2	Level 3
	(Dollars in millions)
Financial assets:
HTM securities	$17,750	$18,083	$18,083	$—
Loans and leases HFI, net of ALLL	140,912	142,058	—	142,058

Financial liabilities:
Deposits	159,915	160,090	160,090	—
Long-term debt	22,776	23,376	23,376	—

December 31, 2015	Carrying Amount	Total Fair Value	Level 2	Level 3
	(Dollars in millions)
Financial assets:
HTM securities	$18,530	$18,519	$18,519	$—
Loans and leases HFI, net of ALLL	134,491	134,728	—	134,728
FDIC loss share receivable	285	11	—	11

Financial liabilities:
Deposits	149,124	149,300	149,300	—
FDIC loss share payable	685	676	—	676
Long-term debt	23,769	24,206	24,206	—

The following is a summary of selected information pertaining to off-balance sheet financial instruments:

	September 30, 2016		December 31, 2015
	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value
	(Dollars in millions)
Commitments to extend, originate or purchase credit	$64,174	$265	$59,019	$253
Residential mortgage loans sold with recourse	610	8	702	8
Other loans sold with recourse	4,053	7	4,198	7
Letters of credit	2,952	29	3,033	27

NOTE 15. Derivative Financial Instruments

Derivative Classifications and Hedging Relationships

		September 30, 2016			December 31, 2015
	Hedged Item or Transaction	Notional Amount	Fair Value		Notional Amount	Fair Value
			Gain	Loss		Gain	Loss
		(Dollars in millions)
Cash flow hedges:
Interest rate contracts:
Pay fixed swaps	3 mo. LIBOR funding	$7,250	$—	$(414)	$9,300	$—	$(214)

Fair value hedges:
Interest rate contracts:
Receive fixed swaps	Long-term debt	12,099	489	(2)	13,092	329	(1)
Option trades	Long-term debt	1,600	—	(1)	—	—	—
Pay fixed swaps	Commercial loans	268	—	(5)	207	—	(2)
Pay fixed swaps	Municipal securities	230	—	(114)	244	—	(94)
Total		14,197	489	(122)	13,543	329	(97)

Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Receive fixed swaps		9,890	502	—	8,827	337	(1)
Pay fixed swaps		10,169	—	(539)	8,984	1	(363)
Other swaps		1,144	4	(7)	1,005	3	(6)
Other		792	1	(1)	601	1	(2)
Forward commitments		7,956	16	(14)	4,403	5	(4)
Foreign exchange contracts		567	3	(3)	513	6	(4)
Total		30,518	526	(564)	24,333	353	(380)

Mortgage banking:
Interest rate contracts:
Interest rate lock commitments		2,821	22	(2)	1,828	8	(4)
When issued securities, forward rate agreements and forward commitments		5,054	5	(20)	2,725	9	(5)
Other		566	6	—	677	4	—
Total		8,441	33	(22)	5,230	21	(9)

MSRs:
Interest rate contracts:
Receive fixed swaps		4,496	134	(1)	2,343	79	(7)
Pay fixed swaps		2,252	—	(46)	2,329	4	(56)
Option trades		4,080	79	(18)	7,765	184	(24)
When issued securities, forward rate agreements and forward commitments		3,165	6	—	2,682	—	(5)
Other		149	—	—	—	—	—
Total		14,142	219	(65)	15,119	267	(92)
Total derivatives not designated as hedges		53,101	778	(651)	44,682	641	(481)
Total derivatives		$74,548	1,267	(1,187)	$67,525	970	(792)

Gross amounts not offset in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements not offset due to policy election			(628)	628		(391)	391
Cash collateral (received) posted			(174)	501		(283)	368
Net amount			$465	$(58)		$296	$(33)

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

The Effect of Derivative Instruments on the Consolidated Statements of Income
Three Months Ended September 30, 2016 and 2015

	Effective Portion
	Pre-tax Gain			Pre-tax Gain (Loss)
	(Loss) Recognized			Reclassified from
	in AOCI		Location of Amounts	AOCI into Income
	2016	2015	Reclassified from AOCI into Income	2016	2015
	(Dollars in millions)
Cash flow hedges:
Interest rate contracts	$38	$(168)	Total interest expense	$3	$(21)

				Pre-tax Gain
				(Loss) Recognized
			Location of Amounts	in Income
			Recognized in Income	2016	2015
				(Dollars in millions)
Fair value hedges:
Interest rate contracts			Total interest income	$(5)	$(5)
Interest rate contracts			Total interest expense	58	69
Total				$53	$64

Not designated as hedges:
Client-related and other risk management:
Interest rate contracts			Other noninterest income	$15	$3
Foreign exchange contracts			Other noninterest income	(1)	7
Mortgage banking:
Interest rate contracts			Mortgage banking income	17	(21)
MSRs:
Interest rate contracts			Mortgage banking income	3	94
Total				$34	$83

The Effect of Derivative Instruments on the Consolidated Statements of Income
Nine Months Ended September 30, 2016 and 2015

	Effective Portion
	Pre-tax Gain			Pre-tax Gain (Loss)
	(Loss) Recognized			Reclassified from
	in AOCI		Location of Amounts	AOCI into Income
	2016	2015	Reclassified from AOCI into Income	2016	2015
	(Dollars in millions)
Cash Flow Hedges:
Interest rate contracts	$(245)	$(180)	Total interest expense	$(18)	$(63)

				Pre-tax Gain
				(Loss) Recognized
			Location of Amounts	in Income
			Recognized in Income	2016	2015
				(Dollars in millions)
Fair Value Hedges:
Interest rate contracts			Total interest income	$(13)	$(15)
Interest rate contracts			Total interest expense	177	205
Total				$164	$190

Not Designated as Hedges:
Client-related and other risk management:
Interest rate contracts			Other noninterest income	$23	$15
Foreign exchange contracts			Other noninterest income	4	16
Mortgage Banking:
Interest rate contracts			Mortgage banking income	(2)	(1)
MSRs:
Interest rate contracts			Mortgage banking income	232	56
Total				$257	$86

The following table provides a summary of derivative strategies and the related accounting treatment:

	Cash Flow Hedges	Fair Value Hedges	Derivatives Not Designated as Hedges

Risk exposure	Variability in cash flows of interest payments on floating rate business loans, overnight funding and various LIBOR funding instruments.	Changes in value on fixed rate long-term debt, CDs, FHLB advances, loans and state and political subdivision securities due to changes in interest rates.
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
Not applicable

Treatment if transaction is no longer probable of occurring during forecast period or within a short period thereafter	Hedge accounting is ceased and any gain or loss in AOCI is reported in earnings immediately.	Not applicable	Not applicable

The following table presents information about BB&T's cash flow and fair value hedges:

	September 30, 2016		December 31, 2015
	(Dollars in millions)
Cash flow hedges:
Net unrecognized after-tax loss on active hedges recorded in AOCI	$(260)		$(134)
Net unrecognized after-tax gain on terminated hedges recorded in AOCI (to be recognized in earnings through 2022)	33		50
Estimated portion of net after-tax gain (loss) on active and terminated hedges to be reclassified from AOCI into earnings during the next 12 months	2		(7)
Maximum time period over which BB&T has hedged a portion of the variability in future cash flows for forecasted transactions excluding those transactions relating to the payment of variable interest on existing instruments	6	yrs	7	yrs

Fair value hedges:
Unrecognized pre-tax net gain on terminated hedges (to be recognized as interest primarily through 2019)	$185		$138
Portion of pre-tax net gain on terminated hedges to be recognized as a change in interest during the next 12 months	60		57

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

	September 30, 2016	December 31, 2015
	(Dollars in millions)
Dealer Counterparties:
Cash collateral received from dealer counterparties	$181	$283
Derivatives in a net gain position secured by that collateral	174	301
Unsecured positions in a net gain with dealer counterparties after collateral postings	—	18

Cash collateral posted to dealer counterparties	242	156
Derivatives in a net loss position secured by that collateral	262	161
Additional collateral that would have been posted had BB&T's credit ratings dropped below investment grade	25	6

Central Clearing Parties:
Cash collateral, including initial margin, posted to central clearing parties	265	223
Derivatives in a net loss position secured by that collateral	276	227
Securities pledged to central clearing parties	142	207

NOTE 16. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions, except per share data, shares in thousands)
Net income available to common shareholders	$599	$492	$1,667	$1,434

Weighted average number of common shares	812,521	764,435	802,694	737,141
Effect of dilutive outstanding equity-based awards	10,585	9,588	9,713	9,681
Weighted average number of diluted common shares	823,106	774,023	812,407	746,822

Basic EPS	$0.74	$0.64	$2.08	$1.95

Diluted EPS	$0.73	$0.64	$2.05	$1.92

Anti-dilutive awards	5,416	7,492	6,088	9,210

NOTE 17. Operating Segments

The financial information related to National Penn's operations was included in the Other, Treasury & Corporate segment from the date of acquisition until the systems conversion, which occurred during July 2016. The financial information related to Susquehanna's operations was included in the Other, Treasury & Corporate segment until the related systems conversion during November 2015. The financial information for these acquisitions is included in the respective segments after the conversions.

Intangible assets and related amortization resulting from other recent bank acquisitions have been reclassified from Other, Treasury and Corporate to Community Banking.

Reportable Segments
Three Months Ended September 30, 2016 and 2015

	Community Banking		Residential Mortgage Banking		Dealer Financial Services		Specialized Lending
	2016	2015	2016	2015	2016	2015	2016	2015
	(Dollars in millions)
Net interest income (expense)	$570	$449	$344	$337	$229	$221	$194	$171
Net intersegment interest income (expense)	402	323	(225)	(221)	(39)	(38)	(72)	(60)
Segment net interest income	972	772	119	116	190	183	122	111
Allocated provision for credit losses	(3)	4	9	10	76	67	23	8
Noninterest income	317	303	116	93	1	—	83	58
Intersegment net referral fees (expense)	41	35	—	1	—	—	—	—
Noninterest expense	446	379	10	85	39	38	73	62
Amortization of intangibles	16	9	—	—	—	—	2	1
Allocated corporate expenses	338	305	28	22	11	10	22	17
Income (loss) before income taxes	533	413	188	93	65	68	85	81
Provision (benefit) for income taxes	195	153	71	35	25	26	21	20
Segment net income (loss)	$338	$260	$117	$58	$40	$42	$64	$61

Identifiable assets (period end)	$71,034	$57,364	$34,266	$32,973	$15,090	$13,794	$20,418	$17,669

	Insurance Holdings		Financial Services		Other, Treasury & Corporate (1)		Total BB&T Corporation
	2016	2015	2016	2015	2016	2015	2016	2015
	(Dollars in millions)
Net interest income (expense)	$1	$1	$65	$54	$207	$231	$1,610	$1,464
Net intersegment interest income (expense)	1	2	96	81	(163)	(87)	—	—
Segment net interest income	2	3	161	135	44	144	1,610	1,464
Allocated provision for credit losses	—	—	32	22	11	(8)	148	103
Noninterest income	412	353	226	226	9	(45)	1,164	988
Intersegment net referral fees (expense)	—	—	7	4	(48)	(40)	—	—
Noninterest expense	332	284	191	176	582	541	1,673	1,565
Amortization of intangibles	15	12	1	1	4	6	38	29
Allocated corporate expenses	28	25	38	34	(465)	(413)	—	—
Income (loss) before income taxes	39	35	132	132	(127)	(67)	915	755
Provision (benefit) for income taxes	16	14	49	50	(104)	(76)	273	222
Segment net income (loss)	$23	$21	$83	$82	$(23)	$9	$642	$533

Identifiable assets (period end)	$3,343	$2,668	$17,760	$15,680	$60,711	$68,661	$222,622	$208,809

Reportable Segments
Nine Months Ended September 30, 2016 and 2015

	Community Banking		Residential Mortgage Banking		Dealer Financial Services		Specialized Lending
	2016	2015	2016	2015	2016	2015	2016	2015
	(Dollars in millions)
Net interest income (expense)	$1,631	$1,306	$1,009	$1,021	$684	$650	$558	$470
Net intersegment interest income (expense)	1,182	910	(675)	(680)	(118)	(114)	(209)	(170)
Segment net interest income	2,813	2,216	334	341	566	536	349	300
Allocated provision for credit losses	10	28	30	1	210	176	58	31
Noninterest income	910	864	269	277	2	—	221	190
Intersegment net referral fees (expense)	111	105	1	1	—	—	—	—
Noninterest expense	1,302	1,110	173	243	110	111	210	183
Amortization of intangibles	53	26	—	—	—	—	4	3
Allocated corporate expenses	1,000	916	79	68	33	29	59	47
Income (loss) before income taxes	1,469	1,105	322	307	215	220	239	226
Provision (benefit) for income taxes	535	407	122	116	82	84	58	54
Segment net income (loss)	$934	$698	$200	$191	$133	$136	$181	$172

Identifiable assets (period end)	$71,034	$57,364	$34,266	$32,973	$15,090	$13,794	$20,418	$17,669

	Insurance Holdings		Financial Services		Other, Treasury & Corporate (1)		Total BB&T Corporation
	2016	2015	2016	2015	2016	2015	2016	2015
	(Dollars in millions)
Net interest income (expense)	$2	$2	$196	$159	$676	$480	$4,756	$4,088
Net intersegment interest income (expense)	3	5	275	228	(458)	(179)	—	—
Segment net interest income	5	7	471	387	218	301	4,756	4,088
Allocated provision for credit losses	—	—	128	69	7	(6)	443	299
Noninterest income	1,298	1,220	633	640	(23)	(187)	3,310	3,004
Intersegment net referral fees (expense)	—	—	15	11	(127)	(117)	—	—
Noninterest expense	981	896	562	515	1,603	1,538	4,941	4,596
Amortization of intangibles	44	35	3	2	8	7	112	73
Allocated corporate expenses	84	75	112	102	(1,367)	(1,237)	—	—
Income (loss) before income taxes	194	221	314	350	(183)	(305)	2,570	2,124
Provision (benefit) for income taxes	74	75	117	132	(217)	(325)	771	543
Segment net income (loss)	$120	$146	$197	$218	$34	$20	$1,799	$1,581

Identifiable assets (period end)	$3,343	$2,668	$17,760	$15,680	$60,711	$68,661	$222,622	$208,809

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, regarding the financial condition, results of operations, business plans and the future performance of BB&T. Forward-looking statements are not based on historical facts but instead represent management’s expectations and assumptions regarding BB&T’s business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. BB&T’s actual results may differ materially from those contemplated by the forward-looking statements. Words such as "anticipates, "believes," "estimates," "expects," "forecasts," "intends," "plans," "projects," "may," "will," “should," "could," and other similar expressions are intended to identify these forward-looking statements. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. While there is no assurance any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation:

•
general economic or business conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit, insurance or other services;

•
disruptions to the national or global financial markets, including the impact of a downgrade of U.S. government obligations by one of the credit ratings agencies or the adverse effects of recessionary conditions or market disruptions in Europe, China or other global markets;

•
changes in the interest rate environment, including interest rate changes made by the FRB or the possibility of a negative interest rate scenario, as well as cash flow reassessments may reduce NIM and/or the volumes and values of loans made or held as well as the value of other financial assets held;

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

•
natural or other disasters, including acts of terrorism, could have an adverse effect on BB&T in that such events could materially disrupt BB&T's operations or the ability or willingness of customers to access the services BB&T offers;

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

•	deposit attrition, customer loss and/or revenue loss following completed mergers/acquisitions may exceed expectations;

•
higher than expected costs related to information technology infrastructure or a failure to successfully implement future system enhancements could adversely impact BB&T's financial condition and results of operations and could result in significant additional costs to BB&T; and

•
widespread system outages, caused by the failure of critical internal systems or critical services provided by third parties, could adversely impact BB&T's financial condition and results of operations.

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

Regulatory Considerations

BB&T and its affiliates are subject to numerous examinations by federal and state banking regulators, as well as the SEC, FINRA and various state insurance and securities regulators. BB&T has from time to time received requests for information from regulatory authorities in various states, including state insurance commissions and state attorneys general, securities regulators and other regulatory authorities concerning business practices. Such requests are considered incidental to the normal conduct of business. Refer to BB&T's Annual Report on Form 10-K for the year ended December 31, 2015 for additional disclosures with respect to laws and regulations affecting BB&T. Proposals to change the laws and regulations to which BB&T is subject are frequently introduced at both the federal and state levels. The likelihood and timing of any such changes and the impact such changes may have on BB&T are impossible to determine with any certainty. The description herein summarizes certain regulatory changes impacting BB&T.

DIF Assessment

The FDIC adopted a final rule that imposes a surcharge of 4.5 cents per $100 of the assessment base, after making certain adjustments, for banks with total assets of at least $10 billion. The surcharge became effective July 1, 2016 and will last for a period currently estimated by the FDIC to be two years but ending no later than December 31, 2018. If the DIF has not reached the required level at that time, then the FDIC will impose a special assessment on institutions with assets greater than $10 billion. The net effect of the new surcharge is estimated to increase BB&T's total annual assessment by an amount within the range of $40 million to $50 million, and the applicable portion is included in results for the third quarter of 2016.

Amendments to Stress Test Rules

The FDIC has modified the "as-of" dates for financial data that covered banks with more than $10 billion in assets use to perform their stress tests as well as the reporting dates and public disclosure dates of the annual stress tests. The revisions to the regulations became effective on January 1, 2016.

During September 2016, the FRB released a proposed rule to modify the capital plan and stress testing rules for the 2017 cycle. The proposal would remove the qualitative assessment of CCAR for BHCs with total consolidated assets between $50 billion and $250 billion, on-balance sheet foreign exposure of less than $10 billion and total consolidated non-bank assets of less than $75 billion. The proposed rule would also reduce certain reporting requirements for these entities. Additionally, the proposed rule would decrease the amount of capital that can be distributed to shareholders outside of an approved capital plan without seeking prior approval from the FRB. Currently, if an entity does not receive an objection to its capital plan, it may distribute up to 1 percent of its tier 1 capital above the distributions in its capital plan. The proposal would reduce that amount to 0.25 percent of tier 1 capital. BB&T is currently reviewing the proposed rule to determine the potential impact.

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

Volcker Rule

The Volcker Rule prohibits IDIs from engaging in short-term proprietary trading of certain securities, derivatives, commodity futures and options for their own account. The rule provides certain exemptions and also clarifies that certain activities are not prohibited, including acting as agent, broker, or custodian. Banking entities were required to conform proprietary trading activities to the final rule by July 21, 2015.

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

Executive Summary

Consolidated net income available to common shareholders for the third quarter of 2016 was $599 million, an increase of $107 million compared to the same quarter of 2015. On a diluted per common share basis, earnings for the third quarter of 2016 were $0.73, an increase of $0.09 compared to the third quarter of 2015.

BB&T's results of operations for the third quarter of 2016 produced an annualized return on average assets of 1.15%, an annualized return on average risk-weighted assets of 1.45% and an annualized return on average common shareholders' equity of 8.87%, compared to ratios for the same quarter of the prior year of 1.04%, 1.32% and 8.14%, respectively.

Total revenues on a TE basis were $2.8 billion for the third quarter of 2016, an increase of $325 million compared to the same period in 2015, largely the result of acquisition activity.

Net interest margin was 3.39%, compared to 3.35% for the third quarter of 2015. Average earning assets increased $15.4 billion, or 8.7% from the third quarter of 2015 to the third quarter of 2016, while average interest-bearing liabilities increased $7.9 billion, or 6.2%, both of which were primarily driven by acquisitions. The annualized TE yield on the total loan portfolio for the third quarter was 4.30%, down one basis point compared to the earlier quarter. The annualized TE yield on the average securities portfolio for the third quarter was 2.32%, up five basis points compared to the earlier quarter primarily due to securities duration adjustments.

The average annualized cost of interest-bearing deposits was 0.23%, down one basis point compared to the third quarter of 2015. The average annualized rate paid on long-term debt was 2.05%, down seven basis points, which reflects favorable rates on new issuances.

Excluding PCI loans, the provision for credit losses was $150 million, compared to $100 million in the third quarter of 2015. Net charge-offs for the third quarter of 2016, excluding PCI loans, totaled $130 million, compared to $107 million in the earlier quarter. The provision for credit losses on PCI loans was a net benefit of $2 million, compared to a provision of $3 million in the earlier quarter.

Noninterest income was up $176 million compared to the third quarter of 2015, which reflects higher insurance income due to the Swett & Crawford acquisition and higher mortgage banking income due to net MSR valuation adjustments and higher production volumes. The increase also includes an improvement in FDIC loss share income due to the termination of the related agreements, which is discussed more fully below.

Noninterest expense was $1.7 billion for the third quarter of 2016, up $117 million compared to the earlier quarter. This increase reflects higher personnel expense and various other categories of expense following the recent acquisitions, partially offset by lower merger-related and restructuring charges as the earlier quarter included activity related to the Susquehanna acquisition.

The provision for income taxes was $273 million for the third quarter of 2016, compared to $222 million for the earlier quarter. This produced an effective tax rate for the third quarter of 2016 of 29.8%, compared to 29.4% for the third quarter of 2015.

On April 1, 2016, BB&T acquired National Penn for total consideration of $1.6 billion, which consisted of approximately $555 million in cash and the remainder in common stock. National Penn had 126 financial centers, $10.1 billion of total assets and $6.6 billion of deposits. Also on April 1, 2016, BB&T purchased insurance broker CGSC North America Holdings Corporation ("Swett & Crawford") from Cooper Gay Swett & Crawford for $465 million in cash.

During the third quarter of 2016, Branch Bank entered into an early termination agreement with the FDIC that terminated the loss share agreements. Branch Bank made a payment of approximately $230 million to the FDIC as consideration for the early termination. The early termination eliminates the FDIC loss share receivable/payable associated with the indemnification by the FDIC. As a result of the settlement, BB&T recognized pre-tax expense of $18 million during the third quarter of 2016, and no future loss sharing or gain sharing will occur related to the Colonial acquisition.

During the third quarter of 2016, the Company reached an agreement with the U.S. Department of Justice that settled certain legacy mortgage matters involving the origination of mortgage loans insured by the FHA. The Company had previously recorded an $85 million reserve in 2014 in connection with this matter. Pursuant to the agreement, the Company paid $83 million and separately received a recovery of $71 million, resulting in a net benefit of $73 million for the third quarter of 2016.

Additionally, during the third quarter of 2016, the Company made a $50 million charitable contribution. The Company also completed common stock buybacks of $160 million pursuant to the $640 million repurchase plan previously authorized by the Board of Directors.

Refer to BB&T's Annual Report on Form 10-K for the year ended December 31, 2015 for additional information with respect to BB&T's recent accomplishments and significant challenges.

Analysis of Results of Operations

Net Interest Income and NIM

Third Quarter 2016 compared to Third Quarter 2015

Net interest income on a TE basis was $1.7 billion for the third quarter of 2016, an increase of $149 million compared to the same period in 2015. Interest income increased $148 million, which primarily reflects acquisition activity. Interest expense was down $1 million, which reflects improved funding costs for deposits and long-term debt partially offset by acquisition activity.

Net interest margin was 3.39%, compared to 3.35% for the earlier quarter. Average earning assets increased $15.4 billion, or 8.7% while average interest-bearing liabilities increased $7.9 billion, or 6.2%, both of which were primarily driven by acquisitions. The annualized TE yield on the total loan portfolio for the third quarter was 4.30%, down one basis point compared to the earlier quarter. The annualized TE yield on the average securities portfolio for the third quarter was 2.32%, compared to 2.27% for the earlier period. The increase is primarily due to higher rates on securities purchases and duration adjustments.

The average annualized cost of interest-bearing deposits was 0.23%, down one basis point compared to the earlier quarter. The average annualized rate paid on long-term debt was 2.05%, compared to 2.12% for the third quarter of 2015. This decrease is primarily due to favorable rates on new issuances.

Nine Months of 2016 compared to Nine Months of 2015

Net interest income on a TE basis was $4.9 billion for the nine months ended September 30, 2016, an increase of $679 million compared to the same period in 2015. This increase reflects a $700 million increase in TE interest income, partially offset by a $21 million increase in funding costs. The increase in interest income was driven by an increase in average earning assets of $21.7 billion compared to the same period of 2015. The increase in funding costs was due to a $14.1 billion increase in interest-bearing liabilities, the majority of which were deposits obtained through acquisitions.

The NIM was 3.41% for the nine months ended September 30, 2016, compared to 3.31% for the same period of 2015. The increase in NIM primarily reflects the impact of purchase accounting. The annualized TE yield on the average securities portfolio for the nine months ended September 30, 2016 was 2.40%, up two basis points compared to the annualized yield earned during the same period of 2015. The annualized TE yield for the total loan portfolio for the nine months ended September 30, 2016 was 4.32%, compared to 4.24% in the corresponding period of 2015. This increase primarily reflects the impact of acquisitions.

The average annualized cost of interest-bearing deposits for the nine months ended September 30, 2016 was 0.24%, flat compared to the same period in the prior year. The average annualized rate paid on long-term debt for the nine months ended September 30, 2016 was 2.12%, compared to 2.14% for the same period in 2015. This decrease is primarily due to favorable rates on new issuances.

The following tables set forth the major components of net interest income and the related annualized yields and rates as well as the variances between the periods caused by changes in interest rates versus changes in volumes. Changes attributable to the mix of assets and liabilities have been allocated proportionally between the changes due to rate and the changes due to volume.

Table 1-1
TE Net Interest Income and Rate / Volume Analysis (1)
Three Months Ended September 30, 2016 and 2015

	Average Balances (6)		Annualized Yield/Rate		Income/Expense		Increase	Change due to
	2016	2015	2016	2015	2016	2015	(Decrease)	Rate	Volume
	(Dollars in millions)
Assets
Total securities, at amortized cost (2)
U.S. Treasury	$3,460	$2,745	1.63%	1.60%	$14	$11	$3	$—	$3
GSE	2,786	5,395	2.18	2.13	16	29	(13)	1	(14)
Agency MBS	37,987	31,329	2.05	1.89	195	147	48	13	35
States and political subdivisions	2,356	2,264	5.16	5.54	30	31	(1)	(2)	1
Non-agency MBS	502	736	14.81	12.91	19	24	(5)	3	(8)
Other	61	579	1.67	1.42	—	3	(3)	—	(3)
Total securities	47,152	43,048	2.32	2.27	274	245	29	15	14
Other earning assets (3)	3,068	2,917	1.17	0.97	9	7	2	2	—
Loans and leases, net of unearned income (4)(5)
Commercial:
Commercial and industrial	51,508	46,462	3.37	3.30	436	386	50	8	42
CRE-income producing properties	14,667	12,514	3.75	3.74	138	118	20	—	20
CRE-construction and development	3,802	3,502	3.74	3.73	36	33	3	—	3
Dealer floor plan	1,268	1,056	2.09	1.91	7	4	3	1	2
Direct retail lending	11,994	9,926	4.30	4.18	130	105	25	3	22
Sales finance	9,339	10,386	3.04	3.14	71	83	(12)	(3)	(9)
Revolving credit	2,537	2,421	8.80	8.70	56	53	3	1	2
Residential mortgage	30,357	30,384	4.06	4.18	308	319	(11)	(11)	—
Other lending subsidiaries	14,742	12,837	8.05	8.56	298	276	22	(17)	39
PCI	1,052	1,052	19.68	14.87	52	40	12	12	—
Total loans and leases HFI	141,266	130,540	4.32	4.31	1,532	1,417	115	(6)	121
LHFS	2,423	1,959	3.25	3.75	20	18	2	(3)	5
Total loans and leases	143,689	132,499	4.30	4.31	1,552	1,435	117	(9)	126
Total earning assets	193,909	178,464	3.77	3.76	1,835	1,687	148	8	140
Nonearning assets	28,156	25,067
Total assets	$222,065	$203,531

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-checking	$27,754	$22,593	0.15	0.08	10	4	6	5	1
Money market and savings	64,335	59,306	0.19	0.20	31	30	1	(2)	3
Time deposits	15,818	16,837	0.50	0.61	20	26	(6)	(5)	(1)
Foreign deposits - interest-bearing	1,037	948	0.38	0.13	1	1	—	—	—
Total interest-bearing deposits	108,944	99,684	0.23	0.24	62	61	1	(2)	3
Short-term borrowings	2,128	3,572	0.34	0.15	2	2	—	1	(1)
Long-term debt	23,428	23,394	2.05	2.12	121	123	(2)	(2)	—
Total interest-bearing liabilities	134,500	126,650	0.55	0.59	185	186	(1)	(3)	2
Noninterest-bearing deposits	50,559	44,153
Other liabilities	7,090	6,116
Shareholders' equity	29,916	26,612
Total liabilities and shareholders' equity	$222,065	$203,531
Average interest-rate spread			3.22%	3.17%
NIM/net interest income			3.39%	3.35%	$1,650	$1,501	$149	$11	$138
Taxable-equivalent adjustment					$40	$37

(1) Yields are stated on a TE basis assuming tax rates in effect for the periods presented.
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

Table 1-2
TE Net Interest Income and Rate / Volume Analysis (1)
Nine Months Ended September 30, 2016 and 2015

	Average Balances (6)		Annualized Yield/Rate		Income/Expense		Increase	Change due to
	2016	2015	2016	2015	2016	2015	(Decrease)	Rate	Volume
	(Dollars in millions)
Assets
Total securities, at amortized cost (2)
U.S. Treasury	$2,832	$2,602	1.69%	1.55%	$36	$30	$6	$4	$2
GSE	4,012	5,396	2.11	2.13	64	86	(22)	(1)	(21)
Agency MBS	36,895	30,090	2.04	1.99	565	449	116	8	108
States and political subdivisions	2,392	2,170	5.25	5.72	94	93	1	(5)	6
Non-agency MBS	555	770	19.57	13.73	81	79	2	19	(17)
Other	63	615	1.72	1.30	1	7	(6)	1	(7)
Total securities	46,749	41,643	2.40	2.38	841	744	97	26	71
Other earning assets (3)	3,229	2,524	1.78	1.61	43	30	13	2	11
Loans and leases, net of unearned income (4)(5)
Commercial:
Commercial and industrial	50,393	43,502	3.34	3.22	1,261	1,047	214	27	187
CRE-income producing properties	14,316	11,315	3.77	3.51	404	297	107	15	92
CRE-construction and development	3,697	3,003	3.75	3.48	104	78	26	4	22
Dealer floor plan	1,270	1,035	2.05	1.84	20	14	6	1	5
Direct retail lending	11,712	8,862	4.29	4.11	375	273	102	8	94
Sales finance	9,685	9,788	3.03	2.86	220	210	10	11	(1)
Revolving credit	2,492	2,390	8.79	8.74	164	156	8	1	7
Residential mortgage	30,231	30,224	4.08	4.14	925	939	(14)	(14)	—
Other lending subsidiaries	14,050	11,958	8.32	8.72	876	780	96	(25)	121
PCI	1,093	1,087	19.40	15.15	159	123	36	36	—
Total loans and leases HFI	138,939	123,164	4.33	4.25	4,508	3,917	591	64	527
LHFS	1,876	1,811	3.42	3.61	48	49	(1)	(2)	1
Total loans and leases	140,815	124,975	4.32	4.24	4,556	3,966	590	62	528
Total earning assets	190,793	169,142	3.81	3.74	5,440	4,740	700	90	610
Nonearning assets	27,742	24,204
Total assets	$218,535	$193,346

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-checking	$27,246	$21,396	0.14	0.08	29	12	17	14	3
Money market and savings	62,658	54,962	0.20	0.18	92	75	17	6	11
Time deposits	16,931	16,212	0.52	0.68	66	83	(17)	(19)	2
Foreign deposits - interest-bearing	1,217	759	0.37	0.11	3	1	2	2	—
Total interest-bearing deposits	108,052	93,329	0.24	0.24	190	171	19	3	16
Short-term borrowings	2,615	3,397	0.35	0.14	7	4	3	4	(1)
Long-term debt	23,203	23,019	2.12	2.14	368	369	(1)	(3)	2
Total interest-bearing liabilities	133,870	119,745	0.56	0.61	565	544	21	4	17
Noninterest-bearing deposits	48,528	41,802
Other liabilities	7,017	6,436
Shareholders' equity	29,120	25,363
Total liabilities and shareholders' equity	$218,535	$193,346
Average interest-rate spread			3.25%	3.13%
NIM/net interest income			3.41%	3.31%	$4,875	$4,196	$679	$86	$593
Taxable-equivalent adjustment					$119	$108

(1) Yields are stated on a TE basis assuming tax rates in effect for the periods presented.
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

Provision for Credit Losses

Third Quarter 2016 compared to Third Quarter 2015

The provision for credit losses totaled $148 million for the third quarter of 2016, compared to $103 million for the same period of the prior year.

Net charge-offs were $130 million for the third quarter of 2016 and $107 million for the third quarter of 2015. Net charge-offs were 0.37% of average loans and leases on an annualized basis for the third quarter of 2016, compared to 0.32% of average loans and leases for the same period in 2015.

Nine Months of 2016 compared to Nine Months of 2015

The provision for credit losses totaled $443 million for the nine months ended September 30, 2016, compared to $299 million for the same period of 2015. The increase primarily reflects additional provision due to exposure in the energy lending portfolio, and higher provision due to loan growth in the retail other lending subsidiaries portfolio.

Net charge-offs for the nine months ended September 30, 2016 were $381 million, compared to $306 million for the nine months ended September 30, 2015. Commercial and industrial net charge-offs increased $42 million, primarily due to $30 million of net charge-offs recorded during the first quarter of 2016 related to the energy lending portfolio. Net charge-offs in the other lending subsidiaries portfolio increased $46 million, primarily due to an increase in loss severity associated with used car values.

Net charge-offs were 0.37% of average loans and leases on an annualized basis for the nine months ended September 30, 2016, compared to 0.33% of average loans and leases for the same period in 2015.

Noninterest Income

Third Quarter 2016 compared to Third Quarter 2015

Noninterest income for the third quarter of 2016 increased $176 million compared to the earlier quarter. This increase was driven by higher insurance income, mortgage banking income, FDIC loss share income and other income.

Insurance income increased $56 million, primarily the result of the Swett & Crawford acquisition.

Mortgage banking income increased $43 million, driven by net MSR valuation adjustments and higher production volumes.

FDIC loss share income improved $40 million due to the termination of the loss sharing agreements with the FDIC.

Other income increased $12 million, which includes a $23 million increase in income related to assets for certain post-employment benefits, which is offset in personnel expense, and an $11 million increase in client derivative income. These increases were partially offset by a $26 million decline in income from partnerships and other investments, which is primarily due to SBIC private equity investments.

The remaining categories of noninterest income totaled $521 million for the current quarter, compared to $496 million for the third quarter of 2015.

Nine Months of 2016 compared to Nine Months of 2015

Noninterest income for the nine months ended September 30, 2016 totaled $3.3 billion, compared to $3.0 billion for the same period in 2015, an increase of $306 million. This change was primarily driven by higher insurance income, FDIC loss share income, securities gains and service charges on deposits.

Insurance income was $1.3 billion, compared to $1.2 billion for the nine months ended September 30, 2015. The current year acquisition of Swett & Crawford contributed $106 million in property and casualty commissions, while the prior year sale of American Coastal resulted in a $59 million decline in revenue for the current year-to-date period.

FDIC loss share income was $59 million better in the current period primarily due to the termination of the loss share agreements.

Securities gains were $45 million for the nine months ended September 30, 2016, compared to net securities losses of $3 million for the nine months ended September 30, 2015. The current year net gains were the result of first quarter sales activity.

Service charges on deposits were $492 million for the nine months ended September 30, 2016, compared to $466 million for the same period of the prior year. This increase primarily reflects higher volume as a result of acquisitions.

Trust and investment advisory revenues were $197 million for the nine months ended September 30, 2016, compared to $176 million for the prior year period. This increase primarily reflects organic growth along with a smaller benefit from acquisitions.

Other income was $246 million for the nine months ended September 30, 2016, compared to $226 million for the same period of the prior year. The prior year includes the $26 million loss on sale of American Coastal.

The remaining categories of noninterest income totaled $1.2 billion for the nine months ended September 30, 2016, an increase of $54 million compared to the nine months ended September 30, 2015, which reflects a general increase due to acquisition activity.

Noninterest Expense

Third Quarter 2016 compared to Third Quarter 2015

Noninterest expense for the third quarter of 2016 was $1.7 billion, an increase of $117 million compared to the earlier quarter. This increase was driven by higher personnel expense, occupancy and equipment expense, outside IT services and regulatory charges, partially offset by declines in merger-related and restructuring charges, other expense and professional services.

Personnel expense increased $124 million, driven by a $62 million increase in salaries, which reflects an increase in full-time equivalent employees of approximately 2,660 primarily resulting from acquisitions. Personnel expense also reflects a $32 million increase in incentives due to improved performance relative to target measures and the Swett and Crawford acquisition. Additionally, expense related to certain post-employment benefits expense (offset in other income) was $23 million higher.

Occupancy and equipment expense increased $20 million as a result of acquisition activity and higher equipment expenditures.

Outside IT services increased $16 million primarily due to various systems-related initiatives.

Regulatory charges increased $16 million, primarily due to the FDIC's special assessment for larger institutions that became effective during the third quarter, as well as growth through acquisitions.

Merger-related and restructuring charges decreased $34 million. The earlier quarter included the Susquehanna acquisition, which resulted in a significant volume of merger-related and restructuring charges.

Other expense decreased $21 million due to the $73 million net benefit for the FHA settlement, partially offset by the $50 million charitable contribution.

Professional services decreased $15 million driven by lower expenditures for strategic projects.

The remaining categories of noninterest expense totaled $143 million for the current quarter, compared to $132 million for the third quarter of 2015.

Nine Months of 2016 compared to Nine Months of 2015

Noninterest expense totaled $5.1 billion for the nine months ended September 30, 2016, an increase of $384 million, or 8.2%, over the same period of the prior year.

Personnel expense was $3.0 billion for the nine months ended September 30, 2016, an increase of $384 million compared to the nine months ended September 30, 2015. Salary expense was $229 million higher as a result of approximately 3,800 additional full time equivalent employees, primarily due to acquisitions. Incentives were $80 million higher due to acquisitions and improved performance relative to target measures. Employee benefits expense increased $58 million, which includes a $36 million increase due to higher amortization of net actuarial losses and higher interest cost related to the defined benefit plan, as well as $16 million of expense related to certain post-employment benefits expense (offset in other income).

Occupancy and equipment expense and amortization of intangibles increased $72 million and $39 million, respectively, primarily due to acquisition activity.

Merger-related and restructuring charges increased $43 million, primarily due to restructuring charges, which includes real estate actions and severance.

Outside IT services increased $42 million, primarily due to various systems-related initiatives.

Regulatory charges increased $30 million, primarily due to growth through acquisitions, as well as the FDIC's special assessment for larger institutions that became effective during the third quarter.

Software expense increased $27 million, primarily due to technology investments and higher amortization.

The earlier period included a loss on early extinguishment of debt of $172 million related to the termination of higher-cost FHLB advances totaling $931 million.

Other expense decreased $28 million, which reflects the current quarter $73 million benefit related to the FHA settlement, partially offset by a $50 million charitable contribution.

Professional services declined $26 million due to a lower volume of strategic projects.

Other categories of noninterest expense totaled $129 million for the nine months ended September 30, 2016, compared to $155 million for the same period of 2015.

Provision for Income Taxes

Third Quarter 2016 compared to Third Quarter 2015

The provision for income taxes was $273 million for the third quarter of 2016, compared to $222 million for the earlier quarter. This produced an effective tax rate for the third quarter of 2015 of 29.8%, compared to 29.4% for the earlier quarter.

Nine Months of 2016 compared to Nine Months of 2015

The provision for income taxes was $771 million for the nine months ended September 30, 2016, compared to $543 million for the same period of the prior year. BB&T's effective income tax rate for the nine months ended September 30, 2016 was 30.0%, compared to 25.6% for the same period of the prior year. The current year-to-date period includes a $13 million tax benefit related to specific tax-advantaged assets, while the prior year-to-date period includes a $107 million tax benefit recorded in connection with a U.S. Court of Appeals ruling related to previously disallowed deductions in connection with a financing transaction.

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

The financial information related to National Penn's operations was included in the Other, Treasury & Corporate segment from the date of acquisition until the systems conversion, which occurred during July 2016. The financial information related to Susquehanna's operations was included in the Other, Treasury & Corporate segment until the related systems conversion during November 2015.

Table 2
Net Income by Reportable Segments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Community Banking	$338	$260	$934	$698
Residential Mortgage Banking	117	58	200	191
Dealer Financial Services	40	42	133	136
Specialized Lending	64	61	181	172
Insurance Holdings	23	21	120	146
Financial Services	83	82	197	218
Other, Treasury and Corporate	(23)	9	34	20
BB&T Corporation	$642	$533	$1,799	$1,581

Third Quarter 2016 compared to Third Quarter 2015

Community Banking

Community Banking serves individual and business clients by offering a variety of loan and deposit products and other financial services. The segment is primarily responsible for acquiring and maintaining client relationships.

Community Banking net income was $338 million for the third quarter of 2016, an increase of $78 million compared to the earlier quarter. Segment net interest income and noninterest income increased $200 million and $14 million, respectively, primarily driven by acquisition activity and higher funding spreads on deposits. Noninterest expense increased $67 million, driven by higher personnel and occupancy and equipment expense primarily attributable to the acquisitions. Allocated corporate expense increased by $33 million compared to the earlier quarter, primarily driven by acquisitions.

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

Residential Mortgage Banking net income was $117 million for the third quarter of 2016, an increase of $59 million compared to the earlier quarter. Noninterest income increased $23 million driven by higher net MSR valuation adjustments. Noninterest expense decreased $75 million driven by the previously discussed settlement of certain FHA-insured loan matters and lower professional services expense, partially offset by higher personnel expense.

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

Dealer Financial Services net income was $40 million for the third quarter of 2016, a decrease of $2 million compared to the earlier quarter. Segment net interest income was up slightly, primarily due to the addition of Susquehanna’s consumer auto leasing business as well as growth in the Regional Acceptance loan portfolio. The allocated provision for credit losses increased $9 million, driven by loan growth and higher net charge-offs in the Regional Acceptance loan portfolio.

Specialized Lending

Specialized Lending consists of businesses that provide specialty finance solutions to commercial and consumer clients including: commercial finance, mortgage warehouse lending, tax-exempt financing for local governments and special-purpose districts, equipment leasing, full-service commercial mortgage banking, commercial and retail insurance premium finance and small ticket dealer-based financing of equipment for consumers and small businesses.

Specialized Lending net income was $64 million for the third quarter of 2016, an increase of $3 million compared to the earlier quarter. Segment net interest income increased $11 million, primarily attributable to growth in Susquehanna’s small business equipment finance and small ticket dealer-based finance portfolios, partially offset by lower interest rates on new loans. Noninterest income increased $25 million as the result of higher commercial mortgage banking income, gains on finance leases and operating lease income. The allocated provision for credit losses increased $15 million, primarily due to mortgage warehouse loan growth and higher net charge-offs in the commercial finance, small business equipment finance and small ticket dealer-based finance portfolios. Noninterest expense increased $11 million, primarily due to higher personnel expense, IT professional services expense and depreciation of property held under operating leases related to growth in Equipment Finance’s lease portfolio.

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

Insurance Holdings net income was $23 million for the third quarter of 2016, an increase of $2 million compared to the earlier quarter. Noninterest income increased $59 million, which primarily reflects the addition of Swett and Crawford and higher life insurance and employee benefit commissions. Noninterest expense increased $48 million, primarily due to the Swett & Crawford acquisition that led to higher personnel expense and higher occupancy and equipment expense.

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

Financial Services net income was $83 million for the third quarter of 2016, essentially flat compared to the earlier quarter. Segment net interest income increased $26 million, primarily driven by loan and deposit growth and higher funding spreads on deposits for Corporate Banking and BB&T Wealth. The allocated provision for credit losses increased $10 million, driven by higher net charge-offs and risk grade mix changes. Noninterest expense increased $15 million compared to the earlier quarter, primarily due to higher personnel expense and restructuring charges.

Other, Treasury & Corporate

Net income in Other, Treasury & Corporate can vary due to the changing needs of the Corporation, including the size of the investment portfolio, the need for wholesale funding and income received from derivatives used to hedge the balance sheet. This segment includes the impact of FDIC loss share accounting. As previously discussed, Branch Bank entered into an agreement with the FDIC to terminate the loss share agreements during the current quarter.

Other, Treasury & Corporate generated a net loss of $23 million in the third quarter of 2016, compared to net income of $9 million in the earlier quarter. Segment net interest income decreased $100 million, primarily due to higher funding credits on deposits allocated to other segments and the inclusion of Susquehanna results in the earlier quarter. Noninterest income increased $54 million, primarily due to improved FDIC loss share income and an increase in income related to assets for certain post-employment benefits.

The allocated provision for credit losses increased $19 million, primarily attributable to an increase in the reserve for unfunded lending commitments driven by changes related to the mix of lines of credit, letters of credit and bankers’ acceptances.

Noninterest expense increased $41 million due to charitable contributions, partially offset by lower personnel expense and merger-related and restructuring charges. The segment allocated $52 million more of expense to other operating segments compared to the earlier quarter.

Nine Months of 2016 compared to Nine Months of 2015

Community Banking

Community Banking net income was $934 million for the nine months ended September 30, 2016, an increase of $236 million compared to the same period of the prior year. Segment net interest income increased $597 million, driven by acquisition activity, deposit growth and higher funding spreads on deposits. Noninterest income increased $46 million, primarily due to higher service charges on deposits, checkcard fees and bankcard and merchant services fees. The allocated provision for credit losses decreased $18 million, primarily the result of lower net charge-offs. Noninterest expense increased $192 million driven by higher personnel and occupancy and equipment expense, primarily attributable to acquisition activity. Amortization of intangibles increased $27 million and allocated corporate expense increased by $84 million, also primarily attributable to the acquisitions.

Residential Mortgage Banking

Residential Mortgage Banking net income was $200 million for the nine months ended September 30, 2016, an increase of $9 million compared to the same period in the prior year. Segment net interest income decreased $7 million, primarily the result of lower interest rates on new loans. Noninterest income decreased $8 million driven by lower gains on residential mortgage loan production and sales, partially offset by higher net mortgage servicing rights adjustments. The allocated provision for credit losses increased $29 million as the prior year reflected an improvement in loss severity trends compared to the current year. Noninterest expense decreased $70 million driven by the previously discussed settlement of FHA-insured loan matters in the third quarter and by lower professional services and loan processing expense, partially offset by higher personnel expense.

Dealer Financial Services

Dealer Financial Services net income was $133 million for the nine months ended September 30, 2016, a decrease of $3 million compared to the same period of the prior year. Segment net interest income increased $30 million, primarily due to the addition of Susquehanna’s consumer auto leasing business and growth in the Regional Acceptance loan portfolio, partially offset by a decrease in the non-acquired prime automobile loan portfolio. The allocated provision for credit losses increased $34 million, driven by higher net charge-offs in the Regional Acceptance loan portfolio due to changes in mix and an increase in loss severity associated with used car values.

Specialized Lending

Specialized Lending net income was $181 million for the nine months ended September 30, 2016, an increase of $9 million compared to the same period of the prior year. Segment net interest income increased $49 million, primarily attributable to the addition of Susquehanna’s small business equipment finance group as well as growth in the small ticket dealer-based finance portfolio, partially offset by lower interest rates on new loans. Noninterest income increased $31 million, driven by higher commercial mortgage banking income and operating lease income. The allocated provision for credit losses increased $27 million, driven by higher net charge-offs in the commercial finance, small business equipment finance and small ticket dealer-based finance portfolios. Noninterest expense increased $27 million, primarily due to higher personnel expense, IT professional services expense, loan processing expense and depreciation of property under operating leases related to growth in the lease portfolio.

Insurance Holdings

Insurance Holdings net income was $120 million for the nine months ended September 30, 2016, a decrease of $26 million compared to the same period of the prior year. Noninterest income increased $78 million, which primarily reflects the addition of Swett and Crawford and higher property and casualty insurance, life insurance and employee benefit commissions, partially offset by the sale of American Coastal in the second quarter of 2015. Noninterest expense increased $85 million, driven by higher personnel expense primarily attributable to the addition of Swett and Crawford, partially offset by lower business referral and insurance claims expense driven by the sale of American Coastal. Amortization of intangibles increased $9 million due to the addition of Swett and Crawford, while allocated corporate expense increased $9 million driven by investments in the segment’s corporate support functions.

Financial Services

Financial Services net income was $197 million for the nine months ended September 30, 2016, a decrease of $21 million compared to the same period of the prior year. Segment net interest income increased $84 million, primarily driven by higher loan and deposit balances and higher funding spreads on deposits for Corporate Banking and BB&T Wealth. The allocated provision for credit losses increased $59 million, primarily driven by higher net charge-offs within the Corporate Banking loan portfolio. Noninterest expense increased $47 million compared to the prior year, primarily due to higher personnel expense and restructuring charges.

Other, Treasury & Corporate

Other, Treasury & Corporate net income was $34 million for the nine months ended September 30, 2016, an increase of $14 million compared to the same period of the prior year. Segment net interest income decreased $83 million due to the inclusion of Susquehanna in the segment in the third quarter of the prior year, partially offset by growth in the securities portfolio and the inclusion of National Penn in the segment prior to conversion in mid-July 2016. Noninterest income increased $164 million, which reflects improved FDIC loss share income due to the third quarter early termination, securities gains on the investment portfolio and the prior year loss on sale of American Coastal. Noninterest expense increased $65 million due to higher personnel, occupancy and equipment, IT professional services and software expense, as well as higher regulatory charges, restructuring charges and charitable contributions. These increases were partially offset by the previously discussed loss on early extinguishment of debt in the prior year and the inclusion of Susquehanna in the segment in the third quarter of the prior year. Allocated corporate expense decreased by $130 million compared to the prior year, reflecting increases in corporate expense allocated to the operating segments.

Analysis of Financial Condition

Investment Activities

The total securities portfolio was $47.2 billion at September 30, 2016, compared to $43.8 billion at December 31, 2015. The National Penn acquisition provided $2.5 billion of securities, the majority of which were sold and reinvested in other securities. As of September 30, 2016, the securities portfolio included $29.4 billion of AFS securities (at fair value) and $17.8 billion of HTM securities (at amortized cost).

The effective duration of the securities portfolio was 3.3 years at September 30, 2016, compared to 4.0 years at December 31, 2015. The decrease is primarily due to higher repayments as a result of lower interest rates. The duration of the securities portfolio excludes equity securities, auction rate securities and certain non-agency residential MBS that were acquired in the Colonial acquisition.

See the "Securities" Note in the "Notes to Consolidated Financial Statements" herein for additional disclosures related to BB&T's evaluation of securities for OTTI.

Lending Activities

Loans HFI totaled $142.4 billion at September 30, 2016, compared to $136.0 billion at December 31, 2015. The increase in loans HFI was primarily due to the acquisition of National Penn, which included $6.0 billion in loans as of the acquisition date.

Commercial and industrial loans increased $3.3 billion, primarily due to the National Penn acquisition and growth in large corporate lending and mortgage warehouse lending. Other lending subsidiaries loans were up $1.4 billion, which reflects organic growth and seasonality. CRE-income producing properties loans were up $1.2 billion, and direct retail lending loans were up $882 million, both of which were primarily attributable to National Penn.

Sales finance loans were down $363 million due to the continued effects of the dealer pricing structure changes implemented during the third quarter of 2015, partially offset by the National Penn acquisition and a portfolio acquisition late in the current quarter.

The following table presents the composition of average loans and leases:

Table 3
Composition of Average Loans and Leases

	For the Three Months Ended
	9/30/2016	6/30/2016	3/31/2016	12/31/2015	9/30/2015
	(Dollars in millions)
Commercial and industrial	$51,508	$51,646	$48,013	$48,047	$46,462
CRE-income producing properties	14,667	14,786	13,490	13,264	12,514
CRE-construction and development	3,802	3,669	3,619	3,766	3,502
Dealer floor plan	1,268	1,305	1,239	1,164	1,056
Direct retail lending	11,994	12,031	11,107	10,896	9,926
Sales finance	9,339	9,670	10,049	10,533	10,386
Revolving credit	2,537	2,477	2,463	2,458	2,421
Residential mortgage	30,357	30,471	29,864	30,334	30,384
Other lending subsidiaries	14,742	13,961	13,439	13,281	12,837
PCI	1,052	1,130	1,098	1,070	1,052
Total average loans and leases HFI	$141,266	$141,146	$134,381	$134,813	$130,540

Average loans held for investment for the third quarter of 2016 were $141.3 billion, up $120 million compared to the second quarter of 2016.

Other lending subsidiaries average loans increased $781 million, or 22.3% annualized, which reflects seasonal growth in consumer lending and an increase in insurance premium financing average balances due to expansion related to other financial institutions exiting this business.

Average sales finance loans declined $331 million, primarily due to the continued effects of dealer pricing structure changes implemented during the third quarter of 2015 partially offset by a portfolio acquisition late in the quarter. Additionally, the decline reflects the continued runoff of the auto lease portfolio obtained in connection with the Susquehanna acquisition.

Asset Quality

NPAs totaled $843 million at September 30, 2016, compared to $712 million at December 31, 2015. This increase reflects $206 million of commercial and industrial NPLs that were downgraded as a result of a review of shared national credits in the energy lending portfolio during the first quarter, partially offset by the sale of a $46 million NPL during the second quarter and the transfer of a $25 million NPA to held for sale during the third quarter, which was closed in October 2016.

At September 30, 2016, NPLs represented 0.53% of loans and leases held for investment, compared to 0.42% at December 31, 2015. This increase is primarily due to the energy lending portfolio review and other items discussed above.

The following table presents activity related to NPAs. Foreclosed real estate acquired from the FDIC is excluded for periods prior to the loss share termination.

Table 4
Rollforward of NPAs

	Nine Months Ended September 30,
	2016	2015
	(Dollars in millions)
Beginning balance	$686	$726
New NPAs	1,311	908
Advances and principal increases	186	54
Disposals of foreclosed assets (1)	(382)	(347)
Disposals of NPLs (2)	(172)	(101)
Charge-offs and losses	(220)	(183)
Payments	(475)	(265)
Transfers to performing status	(111)	(104)
Foreclosed real estate, included as a result of loss share termination	17	—
Other, net	3	11
Ending balance	$843	$699
_________

(1)	Includes charge-offs and losses recorded upon sale of $151 million and $121 million for the nine months ended September 30, 2016 and 2015, respectively.

(2)	Includes charge-offs and losses recorded upon sale of $16 million and $15 million for the nine months ended September 30, 2016 and 2015, respectively.

The following tables summarize asset quality information for the past five quarters.

Table 5
Asset Quality

	Three Months Ended
	9/30/2016	6/30/2016	3/31/2016	12/31/2015	9/30/2015
	(Dollars in millions)
NPAs (1)
NPLs:
Commercial and industrial	$413	$452	$442	$237	$211
CRE-income producing properties	38	36	48	38	45
CRE-construction and development	12	14	11	13	24
Dealer floor plan	—	—	—	—	7
Direct retail lending	55	52	51	43	39
Sales finance	6	5	7	7	6
Residential mortgage-nonguaranteed	167	171	163	173	196
Residential mortgage-government guaranteed	—	1	—	—	—
Other lending subsidiaries	66	62	64	65	57
Total nonaccrual loans and leases HFI (1)(2)	757	793	786	576	585
Foreclosed real estate	41	53	66	82	85
Foreclosed real estate-acquired from FDIC	17	17	23	26	45
Other foreclosed property	28	23	28	28	29
Total nonperforming assets (1)(2)	$843	$886	$903	$712	$744

Performing TDRs (3)
Commercial and industrial	$46	$39	$52	$49	$54
CRE-income producing properties	14	16	18	13	12
CRE-construction and development	8	10	13	16	14
Direct retail lending	69	69	70	72	75
Sales finance	16	16	17	17	18
Revolving credit	30	31	32	33	34
Residential mortgage-nonguaranteed	287	276	281	288	275
Residential mortgage-government guaranteed (4)	393	348	317	316	321
Other lending subsidiaries	209	198	181	178	173
Total performing TDRs (3)(4)	$1,072	$1,003	$981	$982	$976

Loans 90 days or more past due and still accruing
Direct retail lending	$7	$5	$6	$7	$12
Sales finance	4	4	4	5	4
Revolving credit	9	8	10	10	9
Residential mortgage-nonguaranteed	66	56	55	55	61
Residential mortgage-government guaranteed (5)	414	415	434	486	481
PCI	92	122	100	114	167
Total loans 90 days or more past due and still accruing (5)	$592	$610	$609	$677	$734

Loans 30-89 days past due
Commercial and industrial	$34	$20	$27	$36	$26
CRE-income producing properties	3	8	7	13	6
CRE-construction and development	2	2	6	9	2
Direct retail lending	62	53	48	58	46
Sales finance	60	61	53	72	63
Revolving credit	20	19	18	22	20
Residential mortgage-nonguaranteed	354	361	350	397	368
Residential mortgage-government guaranteed (6)	112	81	66	78	76
Other lending subsidiaries	288	261	207	304	274
PCI	45	48	43	42	28
Total loans 30-89 days past due (6)	$980	$914	$825	$1,031	$909

___________
Excludes loans held for sale.

(1)	PCI loans are accounted for using the accretion method.

(2)
During the third quarter of 2016, approximately $25 million of nonaccrual commercial and industrial loans were transferred to LHFS. During the second quarter of 2016, approximately $46 million of nonaccrual commercial and industrial loans were sold. During the first quarter of 2016, approximately $32 million of nonaccrual residential mortgage loans were sold. During the fourth quarter of 2015, approximately $50 million of nonaccrual residential mortgage loans were sold.

(3)
Excludes TDRs that are nonperforming totaling $134 million, $146 million, $172 million, $146 million and $154 million at September 30, 2016, June 30, 2016, March 31, 2016, December 31, 2015 and September 30, 2015, respectively. These amounts are included in total NPAs.

(4)	During the second quarter of 2016, BBT began repurchasing government guaranteed GNMA mortgage loans, including certain loans that were considered TDRs.

(5)
Includes government guaranteed GNMA mortgage loans that BB&T has the right but not the obligation to repurchase that are 90 days or more past due totaling $46 million, $49 million, $323 million, $365 million and $353 million at September 30, 2016, June 30, 2016, March 31, 2016, December 31, 2015 and September 30, 2015, respectively.

(6)
Includes government guaranteed GNMA mortgage loans that BB&T has the right but not the obligation to repurchase that are past due 30-89 days totaling $2 million, $2 million, $2 million, $2 million and $3 million at September 30, 2016, June 30, 2016, March 31, 2016, December 31, 2015 and September 30, 2015, respectively.

Table 6
Asset Quality Ratios

	As of / For the Three Months Ended
	9/30/2016	6/30/2016	3/31/2016	12/31/2015	9/30/2015
Asset Quality Ratios:
Loans 30-89 days past due and still accruing as a percentage of loans and leases HFI	0.69%	0.64%	0.61%	0.76%	0.67%
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI	0.42	0.43	0.45	0.50	0.54
NPLs as a percentage of loans and leases HFI	0.53	0.56	0.58	0.42	0.43
NPAs as a percentage of:
Total assets	0.38	0.40	0.42	0.34	0.36
Loans and leases HFI plus foreclosed property	0.59	0.62	0.67	0.52	0.55
Net charge-offs as a percentage of average loans and leases HFI	0.37	0.28	0.46	0.38	0.32
ALLL as a percentage of loans and leases HFI	1.06	1.06	1.10	1.07	1.08
Ratio of ALLL to:
Net charge-offs	2.91x	3.88x	2.40x	2.83x	3.44x
NPLs	2.00x	1.90x	1.89x	2.53x	2.49x

Asset Quality Ratios (Excluding Government Guaranteed and PCI): (1)
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI	0.06%	0.05%	0.06%	0.06%	0.06%

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

Loans 30-89 days past due and still accruing totaled $980 million at September 30, 2016, down $51 million compared to December 31, 2015. This decline was due to improvements in several categories, partially offset by the repurchasing of loans from GNMA pools that BB&T has the right but not the obligation to repurchase that commenced in the second quarter.

Loans 90 days or more past due and still accruing totaled $592 million at September 30, 2016, a decline of $85 million compared to December 31, 2015. This decline includes a $72 million reduction for past due government guaranteed residential mortgage loans, which reflects general improvements in credit quality within that portfolio. The decline also includes a $22 million reduction for PCI loans due to runoff. The ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.42%, compared to 0.50% at December 31, 2015. Excluding government guaranteed and PCI loans, the ratio was 0.06% at September 30, 2016, flat compared to December 31, 2015.

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

Certain residential mortgage loans have an initial period where the borrower is only required to pay the periodic interest. After the interest-only period, the loan will require the payment of both interest and principal over the remaining term. At September 30, 2016, approximately 2.5% of the outstanding balances of residential mortgage loans were in the interest-only phase, compared to 3.3% at December 31, 2015. Approximately 92.6% of the interest-only balances will begin amortizing within the next three years. Approximately 1.4% of interest-only loans are 30 days or more past due and still accruing and 0.9% are on nonaccrual status.

Home equity lines, which are a component of the direct retail portfolio, generally require interest-only payments during the first 15 years after origination. After this initial period, the outstanding balance begins amortizing and requires the payment of both interest and principal. At September 30, 2016, approximately 72.8% of the outstanding balances of home equity lines were in the interest-only phase. Approximately 9.0% of these balances will begin amortizing within the next three years. The delinquency rate of interest-only lines is similar to amortizing lines.

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

Performing TDRs totaled $1.1 billion at September 30, 2016, an increase of $90 million compared to December 31, 2015. This increase was primarily the result of implementing a change in the strategy of repurchasing loans from GNMA pools that BB&T has the right but not the obligation to repurchase. The following table provides a summary of HFI performing TDR activity:

Table 7
Rollforward of Performing TDRs

	Nine Months Ended September 30,
	2016	2015
	(Dollars in millions)
Beginning balance	$982	$1,050
Inflows	439	342
Payments and payoffs	(158)	(183)
Charge-offs	(29)	(32)
Transfers to nonperforming TDRs, net	(51)	(71)
Removal due to the passage of time	(33)	(27)
Non-concessionary re-modifications	—	(2)
Sold and transferred to LHFS	(78)	(101)
Ending balance	$1,072	$976

The following table provides further details regarding the payment status of TDRs outstanding at September 30, 2016:

Table 8
TDRs

	September 30, 2016
			Past Due		Past Due
	Current Status		30-89 Days		90 Days Or More		Total
	(Dollars in millions)
Performing TDRs (1):
Commercial and industrial	$46	100.0%	$—	—%	$—	—%	$46
CRE—income producing properties	14	100.0	—	—	—	—	14
CRE—construction and development	8	100.0	—	—	—	—	8
Direct retail lending	66	95.7	3	4.3	—	—	69
Sales finance	15	93.7	1	6.3	—	—	16
Revolving credit	26	86.7	3	10.0	1	3.3	30
Residential mortgage—nonguaranteed	237	82.6	42	14.6	8	2.8	287
Residential mortgage—government guaranteed	188	47.8	67	17.1	138	35.1	393
Other lending subsidiaries	176	84.2	33	15.8	—	—	209
Total performing TDRs (1)	776	72.4	149	13.9	147	13.7	1,072
Nonperforming TDRs (2)	66	49.3	11	8.2	57	42.5	134
Total TDRs (1)(2)	$842	69.8	$160	13.3	$204	16.9	$1,206
___________

(1)	Past due performing TDRs are included in past due disclosures.

(2)	Nonperforming TDRs are included in NPL disclosures.

Allowance for Credit Losses

The ACL, which consists of the ALLL and the RUFC, totaled $1.6 billion at September 30, 2016, an increase of $71 million compared to December 31, 2015.

The allowance for loan and lease losses, excluding PCI, was $1.4 billion, up $49 million compared to December 31, 2015. The allowance for PCI loans was $63 million, up $2 million compared to December 31, 2015. As of September 30, 2016, the total allowance for loan and lease losses was 1.06% of loans and leases held for investment, compared to 1.07% at December 31, 2015. The allowance includes the impact of the shared national credit review related to the energy lending portfolio. Additionally, these amounts include acquired loans, which did not receive an ALLL at the acquisition date.

The allowance for loan and lease losses was 2.00 times NPLs held for investment, compared to 2.53 times at December 31, 2015. This change reflects the increase in commercial nonaccrual loans discussed above. At September 30, 2016, the ALLL was 2.91 times annualized quarterly net charge-offs, compared to 2.83 times at December 31, 2015.

The energy portfolio totals approximately $1.3 billion and has allocated reserves of 11.5%. This portfolio does not include any offshore, second lien or mezzanine loans.

Net charge-offs during the third quarter of 2016 totaled $130 million, or 0.37% of average loans and leases, compared to $107 million, or 0.32% of average loans and leases for the third quarter of 2015. For the nine months ended September 30, 2016, net charge-offs totaled $381 million, compared to $306 million for the comparable prior year period. The other lending subsidiaries portfolio represents $46 million of the year-to-date increase, driven by higher loss frequency and an increase in loss severity associated with used car values. The remaining increase is primarily due to the $30 million of charge-offs related to the energy lending portfolio that were recorded during the first quarter of 2016. As a percentage of average loans and leases, annualized net charge-offs were 0.37% for the nine months September 30, 2016, compared to 0.33% for the comparable prior year period.

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

The following table presents an allocation of the ALLL at September 30, 2016 and December 31, 2015. This allocation of the ALLL is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 9
Allocation of ALLL by Category

	September 30, 2016		December 31, 2015
	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in millions)
Commercial and industrial	$523	36.4%	$466	35.8%
CRE-income producing properties	112	10.3	135	9.9
CRE-construction and development	27	2.7	37	2.7
Dealer floor plan	10	0.9	8	0.9
Direct retail lending	103	8.4	105	8.2
Sales finance	36	7.0	40	7.6
Revolving credit	99	1.8	104	1.8
Residential mortgage-nonguaranteed	184	20.7	194	21.8
Residential mortgage-government guaranteed	37	0.6	23	0.6
Other lending subsidiaries	317	10.5	287	9.9
PCI	63	0.7	61	0.8
Total ALLL	1,511	100.0%	1,460	100.0%
RUFC	110		90
Total ACL	$1,621		$1,550

Activity related to the ACL is presented in the following table:

Table 10
Analysis of ACL

	Three Months Ended
	9/30/2016	6/30/2016	3/31/2016	12/31/2015	9/30/2015
	(Dollars in millions)
Beginning balance	$1,603	$1,580	$1,550	$1,551	$1,535
Provision for credit losses (excluding PCI)	150	109	182	128	100
Provision (benefit) for PCI loans	(2)	2	2	1	3
Charge-offs:
Commercial and industrial	(23)	(26)	(56)	(19)	(16)
CRE-income producing properties	(5)	—	(2)	(3)	(4)
CRE-construction and development	(1)	—	—	(1)	(1)
Direct retail lending	(12)	(12)	(13)	(14)	(15)
Sales finance	(7)	(6)	(8)	(10)	(5)
Revolving credit	(18)	(16)	(19)	(16)	(17)
Residential mortgage-nonguaranteed	(11)	(8)	(7)	(14)	(7)
Residential mortgage-government guaranteed	(2)	(1)	(1)	(2)	(3)
Other lending subsidiaries	(91)	(73)	(92)	(85)	(77)
Total charge-offs	(170)	(142)	(198)	(164)	(145)

Recoveries:
Commercial and industrial	6	12	12	8	8
CRE-income producing properties	3	1	3	1	3
CRE-construction and development	3	5	1	2	3
Direct retail lending	7	6	7	6	8
Sales finance	3	3	3	2	2
Revolving credit	5	5	5	5	5
Residential mortgage-nonguaranteed	1	1	1	1	1
Other lending subsidiaries	12	12	12	9	8
Total recoveries	40	45	44	34	38
Net charge-offs	(130)	(97)	(154)	(130)	(107)
Other	—	9	—	—	20
Ending balance	$1,621	$1,603	$1,580	$1,550	$1,551

ALLL (excluding PCI)	$1,448	$1,442	$1,425	$1,399	$1,398
ALLL for PCI loans	63	65	63	61	60
RUFC	110	96	92	90	93
Total ACL	$1,621	$1,603	$1,580	$1,550	$1,551

	Nine Months Ended September 30,
	2016	2015
	(Dollars in millions)
Beginning balance	$1,550	$1,534
Provision for credit losses (excluding PCI)	441	302
Provision (benefit) for PCI loans	2	(3)
Charge-offs:
Commercial and industrial	(105)	(62)
CRE-income producing properties	(7)	(17)
CRE-construction and development	(1)	(3)
Direct retail lending	(37)	(40)
Sales finance	(21)	(16)
Revolving credit	(53)	(54)
Residential mortgage-nonguaranteed	(26)	(26)
Residential mortgage-government guaranteed	(4)	(4)
Other lending subsidiaries	(256)	(201)
PCI	—	(1)
Total charge-offs	(510)	(424)

Recoveries:
Commercial and industrial	30	29
CRE-income producing properties	7	6
CRE-construction and development	9	9
Direct retail lending	20	23
Sales finance	9	7
Revolving credit	15	15
Residential mortgage-nonguaranteed	3	2
Other lending subsidiaries	36	27
Total recoveries	129	118
Net charge-offs	(381)	(306)
Other	9	24
Ending balance	$1,621	$1,551

FDIC Loss Share Receivable and Assets Acquired from the FDIC

In connection with the Colonial acquisition, Branch Bank entered into loss sharing agreements with the FDIC that outlined the terms and conditions under which the FDIC would reimburse Branch Bank for a portion of the losses incurred on certain loans, OREO, investment securities and other assets. The loss sharing provisions of the commercial loss sharing agreement expired during 2014 with the exception of certain gain sharing that was to be effective through September 30, 2017. The loss sharing provisions of the single family loss sharing agreement were to be effective through August 31, 2019.

During the third quarter of 2016, Branch Bank entered into an early termination agreement with the FDIC that terminated the loss share agreements. Branch Bank made a payment of approximately $230 million to the FDIC as consideration for the early termination of the loss share agreements. The early termination eliminates the FDIC loss share receivable/payable associated with the indemnification by the FDIC. As a result of the settlement, BB&T recognized pre-tax expense of $18 million during the third quarter of 2016, and no future loss sharing or gain sharing will occur related to the Colonial acquisition.

Deposits

Deposits totaled $159.9 billion at September 30, 2016, an increase of $10.8 billion from December 31, 2015. This change is primarily due to the acquisition of National Penn, which provided $6.6 billion in deposits as of the acquisition date.

The following table presents the composition of average deposits for the last five quarters:

Table 11
Composition of Average Deposits

	For the Three Months Ended
	9/30/2016	6/30/2016	3/31/2016	12/31/2015	9/30/2015
	(Dollars in millions)
Noninterest-bearing deposits	$50,559	$48,801	$46,203	$45,824	$44,153
Interest checking	27,754	28,376	25,604	24,157	22,593
Money market and savings	64,335	63,195	60,424	61,431	59,306
Time deposits	15,818	18,101	16,884	16,981	16,837
Foreign office deposits - interest-bearing	1,037	1,865	752	98	948
Total average deposits	$159,503	$160,338	$149,867	$148,491	$143,837

Average deposits for the third quarter were $159.5 billion, a decrease of $835 million compared to the prior quarter.

Average noninterest-bearing deposits increased $1.8 billion, primarily due to increases in commercial balances.

Interest checking decreased $622 million primarily due to decreases in commercial and personal balances.

Money market and savings increased $1.1 billion primarily due to investor deposit accounts, commercial balances and public funds.

Average time deposits were down $2.3 billion driven by decreases in commercial and personal balances.

Noninterest-bearing deposits represented 31.7% of total average deposits for the third quarter, compared to 30.4% for the prior quarter and 30.7% a year ago. The cost of interest-bearing deposits was 0.23% for the third quarter, flat compared to the prior quarter.

Borrowings

At September 30, 2016, short-term borrowings totaled $4.1 billion, an increase of $471 million compared to December 31, 2015. Short-term borrowings fluctuate based on the Company's funding needs. Long-term debt totaled $22.8 billion at September 30, 2016, a decrease of $993 million compared to December 31, 2015. The decrease reflects normal repayment activity and maturities, partially offset by the issuance of $3.0 billion of senior notes.

Shareholders' Equity

Total shareholders' equity at September 30, 2016 was $30.1 billion, compared to $27.3 billion at December 31, 2015. This increase was primarily driven by net income of $1.8 billion, net common stock issuances of $1.1 billion (primarily due to National Penn), a preferred stock issuance for net proceeds of $450 million and a $278 million net change in AOCI, partially offset by $160 million of share repurchases and common and preferred dividends totaling $805 million. BB&T's book value per common share at September 30, 2016 was $33.27, compared to $31.66 at December 31, 2015.

Merger-Related and Restructuring Activities

In conjunction with the consummation of an acquisition and completion of other requirements, BB&T typically accrues certain merger-related expenses, which may include estimated severance and other personnel-related costs, costs to terminate lease contracts, costs related to the disposal of duplicate facilities and equipment, costs to terminate data processing contracts and other costs associated with the acquisition. Merger-related and restructuring accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at September 30, 2016 are expected to be utilized within one year, unless they relate to specific contracts that expire later. The following table presents a summary of BB&T's merger accrual activity.

Table 12
Merger-Related and Restructuring Accrual Rollforward

	Three Months Ended September 30, 2016				Nine Months Ended September 30, 2016
	Beginning Balance	Expense	Utilized	Ending Balance	Beginning Balance	Expense	Utilized	Ending Balance
	(Dollars in millions)
Personnel-related items	$42	$16	$(29)	$29	$26	$50	$(47)	$29
Occupancy and equipment	21	6	(3)	24	11	48	(35)	24
Professional services	1	4	(3)	2	13	14	(25)	2
Systems conversion and related charges	—	6	(5)	1	—	18	(17)	1
Other adjustments	3	11	(11)	3	2	28	(27)	3
Total	$67	$43	$(51)	$59	$52	$158	$(151)	$59

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

BB&T uses derivatives primarily to manage economic risk related to securities, commercial loans, MSRs and mortgage banking operations, long-term debt and other funding sources. BB&T also uses derivatives to facilitate transactions on behalf of its clients. As of September 30, 2016, BB&T had derivative financial instruments outstanding with notional amounts totaling $74.5 billion, with a net fair value gain of $80 million. See the "Derivative Financial Instruments" Note in the "Notes to Consolidated Financial Statements" herein for additional disclosures.

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

Table 13
Interest Sensitivity Simulation Analysis

Interest Rate Scenario				Annualized Hypothetical Percentage Change in Net Interest Income September 30,
Linear Change in Prime Rate		Prime Rate September 30,
		2016	2015	2016	2015
Up 200	bps	5.50%	5.25%	4.62%	2.71%
Up 100		4.50	4.25	3.26	1.89
No Change		3.50	3.25	—	—
Down 25		3.25	3.00	(1.89)	(0.01)

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

If a rate change of 200 basis points cannot be modeled due to a low level of rates, a proportional limit applies. Management currently only models a negative 25 basis point decline because larger declines would have resulted in a Federal funds rate of less than zero. In a situation such as this, the maximum negative impact on net interest income is adjusted on a proportional basis. Regardless of the proportional limit, the negative risk exposure limit will be the greater of 4% or the proportional limit.

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

Table 14
Deposit Mix Sensitivity Analysis

Linear Change in Rates		Base Scenario at September 30, 2016 (1)	Results Assuming a Decrease in Noninterest Bearing Demand Deposits

			$1 Billion	$5 Billion
Up 200	bps	4.62%	4.40%	3.52%
Up 100		3.26	3.13	2.58
___________
(1) The base scenario is equal to the annualized hypothetical percentage change in net interest income at September 30, 2016 as presented in the preceding table.

If rates increased 200 basis points, BB&T could absorb the loss of $21.1 billion, or 41.3%, of noninterest bearing deposits and replace them with managed rate deposits with a beta of 100% before becoming neutral to interest rate changes.

The following table shows the effect that the indicated changes in interest rates would have on EVE. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related and other assets, cash flows and maturities of derivative financial instruments, loan volumes and pricing and deposit sensitivity.

Table 15
EVE Simulation Analysis

		EVE/Assets		Hypothetical Percentage Change in EVE
Change in		September 30,		September 30,
Interest Rates		2016	2015	2016	2015
Up 200	bps	10.6%	10.7%	6.3%	3.0%
Up 100		10.6	10.7	6.0	3.1
No Change		10.0	10.3	—	—
Down 25		9.7	10.2	(3.3)	(1.8)

Market Risk from Trading Activities

BB&T also manages market risk from trading activities which consists of acting as a financial intermediary to provide its customers access to derivatives, foreign exchange and securities markets. Trading market risk is managed through the use of statistical and non-statistical risk measures and limits. BB&T utilizes a historical VaR methodology to measure and aggregate risks across its covered trading BUs. This methodology uses two years of historical data to estimate economic outcomes for a one-day time horizon at a 99% confidence level. The average 99% one-day VaR and the maximum daily VaR for the three months ended September 30, 2016 and 2015 were each less than $1 million. Market risk disclosures under Basel II.5 are available in the Additional Disclosures section of the Investor Relations site on www.bbt.com.

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

The following table presents activity in residential mortgage indemnification, recourse and repurchase reserves:

Table 16
Mortgage Indemnification, Recourse and Repurchase Reserves Activity

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Balance, at beginning of period	$80	$83	$79	$94
Payments	—	(1)	(2)	(5)
Expense (benefit)	(3)	—	—	(7)
Acquisitions	—	5	—	5
Balance, at end of period	$77	$87	$77	$87

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

BB&T monitors the ability to meet customer demand for funds under both normal and stressed market conditions. In considering its liquidity position, management evaluates BB&T's funding mix based on client core funding, client rate-sensitive funding and non-client rate-sensitive funding. In addition, management also evaluates exposure to rate-sensitive funding sources that mature in one year or less. Management also measures liquidity needs against 30 days of stressed cash outflows for Branch Bank. To ensure a strong liquidity position, management maintains a liquid asset buffer of cash on hand and highly liquid unpledged securities. The Company has established a policy that the liquid asset buffer would be a minimum of 5% of total assets, but intends to maintain the ratio well in excess of this level. As of September 30, 2016 and December 31, 2015, BB&T's liquid asset buffer was 13.6% and 13.5%, respectively, of total assets.

BB&T is considered to be a "modified LCR" holding company. BB&T would be subject to full LCR requirements if its operations were to fall under the "internationally active" rules, which would generally be triggered if BB&T's assets were to increase above $250 billion. BB&T produces LCR calculations to effectively manage the position of High-Quality Liquid Assets and the balance sheet deposit mix to optimize BB&T's liquidity position. BB&T's LCR was approximately 122% at September 30, 2016, compared to the regulatory minimum for such entities of 90%, which puts BB&T in full compliance with the rule. The regulatory minimum will increase to 100% on January 1, 2017.

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

Liquidity at the Parent Company is more susceptible to market disruptions. BB&T prudently manages cash levels at the Parent Company to cover a minimum of one year of projected contractual cash outflows which includes unfunded external commitments, debt service, preferred dividends and scheduled debt maturities without the benefit of any new cash infusions. Generally, BB&T maintains a significant buffer above the projected one year of contractual cash outflows. In determining the buffer, BB&T considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, being a source of strength to its banking subsidiaries and being able to withstand sustained market disruptions that could limit access to the capital markets. As of September 30, 2016 and December 31, 2015, the Parent Company had 30 months and 36 months, respectively, of cash on hand to satisfy projected contractual cash outflows as described above.

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

Branch Bank has several major sources of funding to meet its liquidity requirements, including access to capital markets through issuance of senior or subordinated bank notes and institutional CDs, access to the FHLB system, dealer repurchase agreements and repurchase agreements with commercial clients, access to the overnight and term Federal funds markets, use of a Cayman branch facility, access to retail brokered CDs and a borrower in custody program with the FRB for the discount window. As of September 30, 2016, Branch Bank has approximately $79.5 billion of secured borrowing capacity, which represents approximately 7.0 times the amount of one year wholesale funding maturities.

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

Table 17
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

Basel III capital requirements became effective on January 1, 2015. Risk-based capital ratios for the quarter ended September 30, 2016, which include common equity tier 1, Tier 1 capital, total capital and leverage capital, are calculated based on Basel III regulatory transitional guidance related to the measurement of capital, risk-weighted assets and average assets.

During July 2016, BB&T's Board of Directors approved an increase in the quarterly dividend of $0.02 to $0.30 and authorized cumulative share buybacks of up to $640 million beginning during the third quarter of 2016. These capital actions were consistent with BB&T's capital plan. The Company completed $160 million of share repurchases during the third quarter of 2016.

Table 18
Capital Ratios (1)

	September 30, 2016	December 31, 2015
	(Dollars in millions, except per share data, shares in thousands)
Risk-based:
Common equity tier 1	10.1%	10.3%
Tier 1	11.8	11.8
Total	14.0	14.3
Leverage capital	9.8	9.8

Non-GAAP capital measure (2):
Tangible common equity per common share	$20.31	$19.82

Calculation of tangible common equity (2):
Total shareholders' equity	$30,091	$27,340
Less:
Preferred stock	3,053	2,603
Noncontrolling interests	39	34
Intangible assets	10,519	9,234
Tangible common equity	$16,480	$15,469

Risk-weighted assets	$177,149	$166,611
Common shares outstanding at end of period	811,424	780,337
___________

(1)	Current quarter regulatory capital information is preliminary and based on transitional approach.

(2)
BB&T's management uses this measure to evaluate the return on average common shareholders' equity without the impact of intangible assets and their related amortization and believes that investors may find the information useful in their analysis of the company.

The Company's estimated common equity tier 1 ratio using the Basel III standardized approach on a fully phased-in basis was 9.9% at September 30, 2016 and 10.0% at December 31, 2015. Capital levels remained strong at September 30, 2016. BB&T declared total common dividends of $0.30 per share during the third quarter of 2016, which resulted in a dividend payout ratio of 40.5%. Capital ratios increased during the third quarter, primarily due to earnings in excess of dividends, partially offset by higher RWA.

Table 19
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

Share Repurchase Activity

The 2015 Repurchase Plan allows for the repurchase up to 50 million shares of the Company's common stock. Repurchases under the 2015 Repurchase Plan may be effected through open market purchases or privately negotiated transactions. The timing and exact amount of repurchases will be consistent with the Company's capital plan and subject to various factors, including the Company's capital position, liquidity, financial performance, alternative uses of capital, stock trading price and general market conditions, and may be suspended at any time. The 2015 Repurchase Plan does not have an expiration date. Shares that are repurchased pursuant to the 2015 Repurchase Plan constitute authorized but unissued shares of the Company and are therefore available for future issuances. The Board of Directors has authorized up to $640 million of share repurchases over a one-year period beginning with the third quarter of 2016. The Company completed $160 million of share repurchases during the third quarter of 2016.

Table 20
Share Repurchase Activity

	Total Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Shares Purchased Pursuant to Publicly-Announced Plan (3)	Maximum Remaining Number of Shares Available for Repurchase Pursuant to Publicly-Announced Plan
	(Shares in thousands)
July 2016	824	$36.93	804	49,196
August 2016	3,493	37.32	3,490	45,706
September 2016	15	38.16	—	45,706
Total	4,332	37.25	4,294
___________

(1)	Includes shares exchanged or surrendered in connection with the exercise of equity-based awards under BB&T's equity-based compensation plans.

(2)	Excludes commissions.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 6. EXHIBITS

10.1	2016 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Company and Jimmy D. Godwin.
10.2	2016 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Company and Brant J. Standridge.
10.3	2016 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Company and Dontá L. Wilson.
12	Statement re: Computation of Ratios.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Definition Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BB&T CORPORATION (Registrant)

Date:	October 24, 2016	By:	/s/ Daryl N. Bible
Daryl N. Bible Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	October 24, 2016	By:	/s/ Cynthia B. Powell
Cynthia B. Powell Executive Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location

10.1*	2016 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Company and Jimmy D. Godwin.	Filed herewith.

10.2*	2016 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Company and Brant J. Standridge.	Filed herewith.

10.3*	2016 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Company and Dontá L. Wilson.	Filed herewith.

12†	Statement re: Computation of Ratios.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.

* Management compensatory plan or arrangement.
† Exhibit filed with the Securities and Exchange Commission and available upon request.