Form 10-K
period 2016-12-31
BB&T CORP
filed 2017-02-21
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K
____________________________________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

Commission File Number: 1-10853
BB&T CORPORATION
(Exact name of registrant as specified in its charter)

North Carolina	56-0939887
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 West Second Street Winston-Salem, North Carolina	27101
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (336) 733-2000
____________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $5 par value	New York Stock Exchange
Depositary Shares each representing 1/1,000th interest in a share of Series D Non-Cumulative Perpetual Preferred Stock	New York Stock Exchange
Depositary Shares each representing 1/1,000th interest in a share of Series E Non-Cumulative Perpetual Preferred Stock	New York Stock Exchange
Depositary Shares each representing 1/1,000th interest in a share of Series F Non-Cumulative Perpetual Preferred Stock	New York Stock Exchange
Depositary Shares each representing 1/1,000th interest in a share of Series G Non-Cumulative Perpetual Preferred Stock	New York Stock Exchange
Depositary Shares each representing 1/1,000th interest in a share of Series H Non-Cumulative Perpetual Preferred Stock	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  [X]   No  [  ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  [  ]   No  [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]   No  [  ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  [X]   No  [  ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K.    [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	X		Accelerated filer

Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  [  ]   No  [X]
At January 31, 2017, the Company had 808,394,189 shares of its Common Stock, $5 par value, outstanding. As of June 30, 2016, the aggregate market value of voting stock held by nonaffiliates of the Company was approximately $28.9 billion. Documents incorporated by reference: Portions of the definitive proxy statement relating to the registrant’s annual meeting of stockholders scheduled to be held on April 25, 2017 are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III.

*
For information regarding executive officers, refer to "Executive Officers of BB&T" in Part I. The other information required by Item 10 is incorporated herein by reference to the information that appears under the headings "Proposal 1-Election of Directors," "Corporate Governance Matters," "Corporate Governance Matters-Board Committees, Membership and Attendance," "Audit Committee Report" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant’s Proxy Statement for the 2017 Annual Meeting of Shareholders.

The information required by Item 11 is incorporated herein by reference to the information that appears under the headings "Compensation Discussion and Analysis," "Compensation of Executive Officers," "Compensation Committee Report on Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation of Directors" in the Registrant’s Proxy Statement for the 2017 Annual Meeting of Shareholders.
For information regarding the registrant’s securities authorized for issuance under equity compensation plans, refer to "Equity Compensation Plan Information" in Part II.

The other information required by Item 12 is incorporated herein by reference to the information that appears under the headings "Stock Ownership Information" in the Registrant’s Proxy Statement for the 2017 Annual Meeting of Shareholders.
The information required by Item 13 is incorporated herein by reference to the information that appears under the headings "Corporate Governance Matters-Director Independence" and "Transactions with Executive Officers and Directors" in the Registrant’s Proxy Statement for the 2017 Annual Meeting of Shareholders.
The information required by Item 14 is incorporated herein by reference to the information that appears under the headings "Fees to Auditors" and "Audit Committee Pre-Approval Policy" in the Registrant’s Proxy Statement for the 2017 Annual Meeting of Shareholders.

Glossary of Defined Terms
The following terms may be used throughout this Report, including the consolidated financial statements and related notes.

Term	Definition
2015 Repurchase Plan	Plan for the repurchase of up to 50 million shares of BB&T’s common stock
ACL	Allowance for credit losses
Acquired from FDIC	Assets of Colonial that were formerly covered under loss sharing agreements
AFS	Available-for-sale
Agency MBS	Mortgage-backed securities issued by a U.S. government agency or GSE
ALLL	Allowance for loan and lease losses
American Coastal	American Coastal Insurance Company
AOCI	Accumulated other comprehensive income (loss)
Basel III	Global regulatory standards on bank capital adequacy and liquidity published by the BCBS
BB&T	BB&T Corporation and subsidiaries
BCBS	Basel Committee on Bank Supervision
BHC	Bank holding company
BHCA	Bank Holding Company Act of 1956, as amended
Branch Bank	Branch Banking and Trust Company
BSA/AML	Bank Secrecy Act/Anti-Money Laundering
BU	Business Unit
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CDI	Core deposit intangible assets
CEO	Chief Executive Officer
CET1	Common equity Tier 1
CFPB	Consumer Financial Protection Bureau
CISA	Cybersecurity Information Sharing Act
CMO	Collateralized mortgage obligation
Colonial	Collectively, certain assets and liabilities of Colonial Bank acquired by BB&T in 2009
Company	BB&T Corporation and subsidiaries (interchangeable with "BB&T" above)
CRA	Community Reinvestment Act of 1977
CRE	Commercial real estate
CRMC	Credit Risk Management Committee
CRO	Chief Risk Officer
CROC	Compliance Risk Oversight Committee
DIF	Deposit Insurance Fund administered by the FDIC
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EITSC	Enterprise IT Steering Committee
EPS	Earnings per common share
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FATCA	Foreign Account Tax Compliance Act
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHC	Financial Holding Company
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FINRA	Financial Industry Regulatory Authority
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
FTP	Funds transfer pricing
GAAP	Accounting principles generally accepted in the United States of America
GNMA	Government National Mortgage Association
Grandbridge	Grandbridge Real Estate Capital, LLC
GSE	U.S. government-sponsored enterprise
HFI	Held for investment

Term	Definition
HMDA	Home Mortgage Disclosure Act
HTM	Held-to-maturity
HUD-OIG	Office of Inspector General, U.S. Department of Housing and Urban Development
IDI	Insured depository institution
IPV	Independent price verification
IRC	Internal Revenue Code
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association, Inc.
LCR	Liquidity Coverage Ratio
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
MBS	Mortgage-backed securities
MRLCC	Market Risk, Liquidity and Capital Committee
MRMD	Model Risk Management Department
MSR	Mortgage servicing right
MSRB	Municipal Securities Rulemaking Board
National Penn	National Penn Bancshares, Inc., previously a Pennsylvania incorporated BHC, acquired April 1, 2016
NCCOB	North Carolina Office of the Commissioner of Banks
NIM	Net interest margin, computed on a taxable-equivalent basis
NM	Not meaningful
NPA	Nonperforming asset
NPL	Nonperforming loan
NYSE	NYSE Euronext, Inc.
OAS	Option adjusted spread
OCI	Other comprehensive income (loss)
ORMC	Operational Risk Management Committee
OTTI	Other-than-temporary impairment
Parent Company	BB&T Corporation, the parent company of Branch Bank and other subsidiaries
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCI	Purchased credit impaired loans as well as assets of Colonial Bank acquired from the FDIC during 2009, which were formerly covered under loss sharing agreements
Re-REMICs	Re-securitizations of Real Estate Mortgage Investment Conduits
RMC	Risk Management Committee
RMO	Risk Management Organization
RSU	Restricted stock unit
RUFC	Reserve for unfunded lending commitments
S&P	Standard & Poor's
SBIC	Small Business Investment Company
SEC	Securities and Exchange Commission
Short-Term Borrowings	Federal funds purchased, securities sold under repurchase agreements and other short-term borrowed funds with original maturities of less than one year
Simulation	Interest sensitivity simulation analysis
Susquehanna	Susquehanna Bancshares, Inc., acquired by BB&T effective August 1, 2015
Swett & Crawford	CGSC North America Holdings Corporation, acquired by BB&T effective April 1, 2016
TBA	To be announced
TDR	Troubled debt restructuring
TE	Taxable-equivalent
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
UPB	Unpaid principal balance
VaR	Value-at-risk
VIE	Variable interest entity

Forward-Looking Statements

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, regarding the financial condition, results of operations, business plans and the future performance of BB&T that are based on the beliefs and assumptions of the management of BB&T and the information available to management at the time that these disclosures were prepared. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "plans," "projects," "may," "will," "should," "could," and other similar expressions are intended to identify these forward-looking statements. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. Such factors include, but are not limited to, the following:

•
general economic or business conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit, insurance or other services;

•
disruptions to the national or global financial markets, including the impact of a downgrade of U.S. government obligations by one of the credit ratings agencies, the economic instability and recessionary conditions in Europe, the potential exit of the United Kingdom from the European Union and the economic slowdown in China;

•
changes in the interest rate environment, including interest rate changes made by the FRB, as well as cash flow reassessments may reduce NIM and/or the volumes and values of loans made or held as well as the value of other financial assets held;

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

•
cybersecurity risks, including "denial of service," "hacking" and "identity theft," could adversely affect BB&T's business and financial performance or reputation, and BB&T could be liable for financial losses incurred by third parties due to breaches of data shared between financial institutions;

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

•	significant litigation and regulatory proceedings could have a material adverse effect on BB&T;

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

•	risks resulting from the extensive use of models;

•	risk management measures may not be fully effective;

•	deposit attrition, customer loss and/or revenue loss following completed mergers/acquisitions may exceed expectations;

•
higher than expected costs related to information technology infrastructure or a failure to successfully implement future system enhancements could adversely impact BB&T's financial condition and results of operations and could result in significant additional costs to BB&T;

•
widespread system outages, caused by the failure of critical internal systems or critical services provided by third parties, could adversely impact BB&T's financial condition and results of operations; and

•	the other risks and uncertainties detailed in Part I, Item 1A: Risk Factors in this Annual Report on Form 10-K.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those expressed in or implied by any forward-looking statement. Except to the extent required by applicable law or regulation, BB&T undertakes no obligation to revise or update publicly any forward-looking statements for any reason. Readers should, however, consult any further disclosures of a forward-looking nature BB&T may make in any subsequent Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, or Current Reports on Form 8‑K.

ITEM 1. BUSINESS

BB&T is a FHC headquartered in Winston-Salem, North Carolina. BB&T conducts its business operations primarily through its bank subsidiary, Branch Bank, and other nonbank subsidiaries.

Operating Subsidiaries

Branch Bank (Winston-Salem, North Carolina), BB&T’s largest subsidiary, was chartered in 1872 and is the oldest bank headquartered in North Carolina. Branch Bank provides a wide range of banking and trust services for retail and commercial clients in its geographic markets, including small and mid-size businesses, public agencies, local governments and individuals, through 2,196 offices (as of December 31, 2016). Branch Bank’s principal operating subsidiaries include:

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

Retail Services:	Commercial Services:
Asset management	Asset management
Automobile lending	Association services
Bankcard lending	Capital markets services
Consumer finance	Commercial deposit services
Home equity lending	Commercial finance
Home mortgage lending	Commercial middle market lending
Insurance	Commercial mortgage lending
Investment brokerage services	Corporate banking
Mobile/online banking	Floor plan lending
Payment solutions	Institutional trust services
Retail deposit services	Insurance
Sales finance	Insurance premium finance
Small business lending	International banking services
Wealth management/private banking	Leasing
Merchant services
Mortgage warehouse lending
Payment solutions
Private equity investments
Real estate lending
Supply chain management

Market Area

The following table reflects BB&T’s deposit market share and branch locations by state:

Table 1
BB&T Deposit Market Share and Branch Locations by State

	% of BB&T's Deposits (2)	Deposit Market Share Rank (2)	Number of Branches (3)
North Carolina (1)	20%	2nd	352
Virginia	16	4th	344
Florida	12	6th	318
Pennsylvania	10	4th	262
Georgia	9	5th	155
Maryland	7	6th	165
South Carolina	6	3rd	111
Kentucky	4	2nd	110
Texas	4	14th	124
West Virginia	4	1st	73
Alabama	3	5th	84
New Jersey	2	15th	33
Tennessee	2	7th	48
Washington, D.C.	1	9th	13
__________________

(1)	Excludes home office deposits.

(2)	Source: FDIC.gov-data as of June 30, 2016.

(3)	As of December 31, 2016. Excludes two branches in Indiana and two in Ohio.

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

Competition

The financial services industry is highly competitive and constantly evolving. BB&T’s subsidiaries compete actively with national, regional and local financial services providers, including banks, thrifts, securities dealers, mortgage bankers, finance companies and insurance companies. In recent years, competition has increased from institutions not subject to the same regulatory restrictions as domestic banks and BHCs. Consumers have the opportunity to select from a variety of traditional and nontraditional alternatives. The industry frequently sees merger activity, which affects competition by eliminating some regional and local institutions, while strengthening the franchises of acquirers. For additional information concerning markets, BB&T’s competitive position and business strategies and recent government interventions, see "Market Area" above and "General Business Development" below.

General Business Development

BB&T is a regional FHC and has maintained a long-term focus on a strategy that includes expansion of asset size and diversification in terms of revenues and sources of profitability. This strategy encompasses both organic growth and acquisitions of complementary banks and financial businesses.

Merger and Acquisition Strategy

BB&T’s growth in business, profitability and market share has historically been enhanced by strategic mergers and acquisitions. BB&T is not currently pursuing significant mergers or acquisitions, but BB&T will assess future opportunities, primarily within or contiguous to BB&T’s existing footprint, based on market conditions and may pursue economically advantageous acquisitions of insurance agencies, specialized lending businesses and fee income generating financial services businesses. BB&T’s acquisition strategy will focus on meeting the following criteria:

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

Regulatory actions, such as the orders more fully discussed in the "BSA/AML and Suspicious Activity" section below, can limit BB&T’s and Branch Bank’s ability to pursue mergers and acquisitions for a period of time and require new or additional regulatory approvals before engaging in certain other business activities.

On April 1, 2016, BB&T acquired National Penn for total consideration of $1.6 billion. National Penn had 126 financial centers, $10.1 billion of total assets and $6.6 billion of deposits. Also on April 1, 2016, BB&T purchased insurance broker Swett & Crawford from Cooper Gay Swett & Crawford for $461 million in cash.

During 2015, BB&T completed the purchases of Susquehanna Bancshares, Inc. and The Bank of Kentucky Financial Corporation. BB&T also acquired 41 retail branches in Texas from Citigroup. During 2014, BB&T purchased 21 retail branches in Texas from Citigroup. See the "Acquisitions and Divestitures" note in the "Notes to the Consolidated Financial Statements" for further information about these transactions.

Regulatory Considerations

The extensive regulatory framework applicable to financial institutions is intended primarily for the protection of depositors, the DIF and the stability of the financial system, rather than for the protection of shareholders and creditors. In addition to banking laws, regulations and regulatory agencies, BB&T is subject to various other laws, regulations, supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of BB&T and its ability to make distributions to shareholders.

BB&T’s earnings are affected by general economic conditions, management policies, changes in state and federal laws and regulations and actions of various regulatory authorities, including those referred to in this section. Following the November 2016 election, the new administration and members of Congress have publicly disclosed proposals to change certain laws and regulations (e.g., pay ratio disclosure and the DOL fiduciary rule). Proposals to change the laws and regulations are frequently introduced at both the federal and state levels. The likelihood and timing of any such changes and the impact such changes may have on BB&T is impossible to determine with any certainty.

The description below summarizes the significant state and federal laws to which BB&T currently is subject. The descriptions are qualified in their entirety by reference to the particular statutory or regulatory provisions summarized. The descriptions below do not summarize any possible or proposed changes in current laws or regulations.

Financial Regulatory Reform

During the past several years, there has been a significant increase in regulatory oversight for U.S. financial services firms, primarily resulting from the Dodd-Frank Act. The Dodd-Frank Act is extensive, complex and comprehensive legislation that impacts practically all aspects of a banking organization. The Dodd-Frank Act has led to numerous and far-reaching changes that affect financial institutions.

Certain provisions of the Dodd-Frank Act and other laws are subject to further rulemaking, guidance and interpretation by the applicable federal regulators. BB&T will continue to evaluate the impact of any new regulations so promulgated, including changes in regulatory costs and fees, modifications to consumer products or disclosures required by the CFPB and the requirements of the enhanced supervision provisions, among others.

As a BHC and a FHC under federal law, BB&T is subject to regulation under the BHCA and the examination and reporting requirements of the FRB. Branch Bank, a North Carolina state-chartered commercial bank, is subject to regulation, supervision and examination by the NCCOB, the FDIC and the CFPB.

State and federal law govern the activities in which Branch Bank engages, the investments it makes and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect its operations. Branch Bank is also affected by the actions of the FRB as it implements monetary policy.

In addition to federal and state banking laws and regulations, BB&T and certain of its subsidiaries and affiliates, including those that engage in securities underwriting, dealing, brokerage, investment advisory and insurance activities, are subject to other federal and state laws and regulations as well as supervision and examination by other federal and state regulatory agencies and other regulatory authorities, including the SEC, FINRA, NYSE.

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

Most of the financial activities that are permissible for FHCs also are permissible for a bank’s "financial subsidiary," except for insurance underwriting, insurance company portfolio investments, real estate investments and development, and merchant banking, which must be conducted by a FHC. In order for a financial subsidiary of a bank to engage in permissible financial activities, federal law requires the parent bank (and its sister-bank affiliates) to be well-capitalized and well-managed; the aggregate consolidated assets of all of that bank’s financial subsidiaries may not exceed the lesser of 45% of its consolidated total assets or $50 billion; the bank must have at least a satisfactory CRA rating; and, if that bank is one of the 100 largest national banks, it must meet certain financial rating or other comparable requirements.

Current federal law also establishes a system of functional regulation under which the FRB is the umbrella regulator for BHCs, but BHC affiliates are principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the SEC for securities affiliates and state insurance regulators for insurance affiliates. Certain specific activities, including traditional bank trust and fiduciary activities, may be conducted in the bank without the bank being deemed a "broker" or a "dealer" in securities for purposes of functional regulation. Although states generally must regulate bank insurance activities in a nondiscriminatory manner, states may continue to adopt and enforce rules that specifically regulate bank insurance activities in certain identifiable areas.

Resolution Planning

FRB and FDIC regulations require "covered companies" such as BB&T and systemically important financial institutions such as Branch Bank to file, maintain and update plans for a rapid and orderly resolution in the event of material financial distress or failure (a "living will"). Both the FRB and the FDIC must review and evaluate BB&T’s and Branch Bank’s living wills and are authorized to impose restrictions on growth and activities or operations if deemed necessary. The public portions of the resolution plans are available in the Additional Disclosures section of the Investor Relations site at bbt.investorroom.com/additional-disclosures.

CCAR and Stress Test Requirements

FRB rules require BB&T to submit annual capital plans based on pre-defined stress scenarios. BB&T is also required to collect and report certain related data on a quarterly basis to allow the FRB to monitor progress against the annual capital plan. BB&T may pay dividends and repurchase stock only in accordance with a capital plan that has been reviewed by the FRB and that has not received any objections from the FRB. A capital distribution can only occur if, after giving effect to the distribution, all minimum regulatory capital ratios will be maintained, including a post-stress Basel III CET1 ratio of at least 4.5%. See Table 32 for additional information about Basel III requirements. The FRB did not object to BB&T’s 2016 capital plan.

The FRB conducts an annual supervisory stress test and requires that BB&T conduct a separate mid-cycle stress test, file the results of such test with the FRB and publicly disclose details of the scenario and the impact on its capital. BB&T’s annual and mid-cycle stress test results are available on its website at bbt.investorroom.com/additional-disclosures.

The start date of the annual stress test cycle is January 1 of the following calendar year. The capital plan period starts July 1 of the following calendar year. A BHC can only make capital distributions as provided for in its capital plan.

The FDIC conducts an annual supervisory stress test and requires Branch Bank to conduct annual company-run stress tests. The FDIC has modified the "as-of" dates for financial data that covered banks with more than $10 billion in assets will use to perform their stress tests as well as the reporting dates and public disclosure dates of the annual stress tests. The revisions to the regulations became effective on January 1, 2016.

During January 2017, the FRB finalized a rule modifying the capital plan and stress testing rules for the 2017 cycle. The rule removes the qualitative assessment of CCAR for BHCs with total consolidated assets between $50 billion and $250 billion. For these entities, the rule also reduces certain reporting requirements. The rule also decreases the amount of capital that can be distributed by CCAR banks to shareholders outside of an approved capital plan without seeking prior approval from the FRB. Previously, if an entity did not receive an objection to its capital plan, it could distribute up to 1% of its tier 1 capital above the distributions in its capital plan. The rule reduces that amount to 0.25% of tier 1 capital. The rule also adds a blackout period in the second quarter of each year during which a firm cannot change its capital distribution. While no longer subject to the qualitative assessment, BB&T intends to maintain the processes and infrastructure to facilitate future compliance.

Acquisitions

BB&T complies with numerous laws related to its acquisition activity. Under the BHCA, a BHC may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any BHC or bank or merge or consolidate with another BHC without the prior approval of the FRB.

Current federal law authorizes interstate acquisitions of banks and BHCs without geographic limitation, and a bank headquartered in one state is authorized to merge with a bank headquartered in another state, subject to market share limitations, regulatory approvals and any state requirement that the target bank shall have been in existence and operating for a minimum period of time. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law. These regulatory considerations are applicable to privately negotiated acquisition transactions.

FRB rules prohibit a financial company from combining with another company if the ratio of the resulting company's liabilities exceeds 10% of the aggregate consolidated liabilities of all financial companies.

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

There also are a number of obligations and restrictions imposed on BHCs and their IDI subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to depositors and the FDIC insurance fund in the event the IDI is insolvent or is in danger of becoming insolvent. For example, the FRB requires a BHC to serve as a source of financial strength to its subsidiary IDIs and to commit financial resources to support such institutions in circumstances where it might not do so otherwise. In addition, the "cross-guarantee" provisions of federal law require IDIs under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the DIF as a result of the insolvency or potential failure of commonly controlled IDIs. The FDIC’s claim for reimbursement under the cross-guarantee provisions is superior to claims of shareholders of the IDI or its holding company but is subordinate to claims of depositors, secured creditors and nonaffiliated holders of subordinated debt.

Banking regulators also have broad enforcement powers over Branch Bank, including the power to impose fines and other civil and criminal penalties, and to appoint a receiver in order to conserve the assets of Branch Bank for the benefit of depositors and other creditors. The NCCOB also has the authority to take possession of a North Carolina state bank in certain circumstances, including, among other things, when it appears that such bank has violated its charter or any applicable laws, is conducting its business in an unauthorized or unsafe manner, is in an unsafe or unsound condition to transact its business or has an impairment of its capital stock.

Payment of Dividends; Capital Requirements

The Parent Company is a legal entity separate and distinct from its subsidiaries. The majority of the Parent Company’s revenue is from dividends paid by Branch Bank, which are limited by laws and regulations. In addition, BB&T and Branch Bank are subject to various regulatory restrictions relating to the payment of dividends, including regulatory capital minimums and the requirement to remain "well-capitalized" under the prompt corrective action regulations summarized elsewhere in this section. Banking regulators have indicated that dividends should generally only be paid if (1) net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (2) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. BB&T’s future capital actions will depend on the FRB’s review of BB&T’s annual capital plans.

North Carolina law states that, provided a bank does not make distributions that reduce its capital below its applicable required capital, the board of directors of a bank chartered under the laws of North Carolina may declare such distributions as the directors deem proper.

The federal banking agencies are required to take "prompt corrective action" in respect of financial institutions that do not meet minimum capital requirements. The law establishes five categories for this purpose: "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." To be considered "well-capitalized," an IDI must maintain minimum capital ratios and must not be subject to any order or written directive to meet and maintain a specific capital level for any capital measure. Additionally, failure to meet capital requirements may cause an institution to be directed to raise additional capital. Federal law further mandates that the agencies adopt safety and soundness standards generally relating to operations and management, asset quality and executive compensation, and authorizes administrative action against an institution that fails to meet such standards.

In addition, failure to meet capital guidelines may subject a banking organization to a variety of other enforcement remedies, including additional substantial restrictions on its operations and activities, termination of deposit insurance by the FDIC and, under certain conditions, the appointment of a conservator or receiver.

Basel III

The U.S. capital requirements follow the accord of the BCBS. The Company currently qualifies as a standardized approach banking organization under the FRB's Basel III capital framework rules. The rules stipulate the risk-based capital requirements applicable to BHCs and IDIs, define the components of capital and address other areas affecting banking institutions' regulatory capital ratios. The rules also address risk weights and other items affecting the denominator in banking institutions' regulatory capital ratios, and the rules use a more risk-sensitive approach than the pre-Basel III rules.

Institutions with greater than $250 billion in assets or $10 billion in foreign assets are considered advanced approaches banking organizations, which results in a more complex calculation of risk-weighted assets that includes an assessment of the impact of operational risk, among other differences. In addition, advanced approaches institutions have additional reporting requirements and must calculate capital under both the standardized approach and the advanced approaches and use the more conservative result. BB&T would become subject to these requirements upon exceeding either of the asset thresholds.

The Basel III rules, among other things, (1) include a capital measure referred to as CET1; (2) specify that Tier 1 capital consist of Tier 1 common equity and additional Tier 1 capital instruments meeting specified requirements; (3) define Tier 1 common equity narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to Tier 1 common equity and not to the other components of capital; and (4) expand the scope of the deductions/adjustments from capital as compared to prior regulations.

The Basel III rules prescribe a standardized approach for risk weightings that generally range from 0% for U.S. government securities to 600% for certain equity exposures, with a maximum risk weight classification of 1,250% for certain securitizations. This results in higher risk weights for a variety of asset categories. In addition, the rules provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

The Basel III rules also establish more conservative ratio levels for well-capitalized status. In addition to the minimum risk-based capital requirements, all banks must hold additional capital, referred to as the capital conservation buffer (which is in the form of common equity), to avoid being subject to limits on capital distributions and certain discretionary bonus payments to officers. The required amount of the capital conservation buffer will be phased-in annually through January 1, 2019.

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

See the "Liquidity" section in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information about BB&T's liquidity requirements.

See the "Capital" section in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information about BB&T's capital requirements.

HMDA Regulations

The CFPB has issued final rules changing the reporting requirements for lenders under the HMDA. The new rules expand the range of transactions subject to these requirements to include most securitized residential mortgage loans and credit lines. The rules also increase the overall amount of data required to be collected and submitted, including additional data points about the applicable loans and expanded data about the borrowers. BB&T will be required to begin collecting the expanded data on January 1, 2018.

FATCA

FATCA was enacted by Congress to target non-compliance by U.S. taxpayers using foreign accounts. FATCA requires foreign financial institutions to report to the IRS information about financial accounts held by U.S. taxpayers or by foreign entities in which U.S. taxpayers hold a substantial ownership interest. Foreign financial institutions not complying with the reporting requirements are subject to a 30% withholding tax on all U.S. sourced payments. BB&T is in compliance with the applicable requirements currently in effect. Beginning January 1, 2019, the regulations will be expanded to include sales of property that can produce certain types of U.S. source income.

Volcker Rule

The Volcker Rule prohibits IDIs and their affiliates from engaging in short-term proprietary trading of certain securities, derivatives, commodity futures and options for their own account. The rule provides certain exemptions and also clarifies that certain activities are not prohibited, including acting as agent, broker, or custodian. Banking entities were required to conform proprietary trading activities to the final rule by July 21, 2015.

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

DIF Assessments

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

The FDIC adopted a final rule that imposes a surcharge of 4.5 cents per $100 of the assessment base, after making certain adjustments, for banks with total assets of at least $10 billion. The surcharge became effective July 1, 2016 and will last for a period currently estimated by the FDIC to be two years but ending no later than December 31, 2018. If the DIF has not reached the required level at that time, then the FDIC will impose a special assessment on institutions with assets greater than $10 billion. The net effect of the new surcharge is estimated to increase BB&T's total annual assessment by an amount within the range of $40 million to $50 million, and the applicable portion is included in results for the third and fourth quarters of 2016.

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

A final rule integrating mortgage loan disclosures required by the Truth in Lending Act and the Real Estate Settlement and Procedures Act became effective during October 2015. The final rule consolidated four existing and separate disclosures required under these acts for closed-end credit transactions secured by real property into two forms with a view towards making the mortgage loan disclosures less confusing and more consumer friendly. Branch Bank delivered the functionality required to meet the effective date of October 3, 2015 for the new integrated disclosures.

As a result of these rules, BB&T transferred the management of certain home equity loans from direct retail lending within the Community Banking segment to the Residential Mortgage Banking segment during 2014.

Patriot Act

The Patriot Act is intended to strengthen the ability of U.S. law enforcement agencies and intelligence communities to cooperate in the prevention, detection and prosecution of international money laundering and the financing of terrorism. The Patriot Act contains anti-money laundering measures affecting IDIs, broker-dealers and certain other financial institutions. The Patriot Act includes the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, which requires such financial institutions to implement policies and procedures to combat money laundering and the financing of terrorism and grants the Secretary of the U.S. Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations. The Patriot Act imposes substantial obligations on financial institutions to maintain appropriate policies, procedures and processes to detect, prevent and report money laundering, terrorist financing and other financial crimes. Failure to comply with these regulations may result in fines, penalties, lawsuits, regulatory sanctions, reputation damage, or restrictions on business. In addition, the Patriot Act requires the federal bank regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and BHC acquisitions.

BSA/AML and Suspicious Activity

BB&T is subject to several federal laws that are designed to combat money laundering, terrorist financing and transactions with persons, companies, or foreign governments designated by U.S. authorities. This category of laws includes the Bank Secrecy Act, the Money Laundering Control Act, and the Patriot Act.

During December 2016, Branch Bank entered into a consent order with the FDIC and the NCCOB and in January 2017, BB&T entered into a cease and desist order with the FRB and NCCOB. These orders call for corrective actions and enhancements to address certain internal control deficiencies within the BSA/AML Compliance Program. No criminal activity has been identified as the result of such deficiencies, and no financial penalty was levied. BB&T has already taken significant steps towards the improvement of its BSA/AML program, including:

•	additional investment into processes and system upgrades to strengthen anti-money laundering controls;

•	continued emphasis on education, training and the importance of compliance for all associates; and

•	the hiring and placement of a highly experienced BSA/AML professional to oversee these efforts.

BB&T expects to continue to devote significant resources to its BSA/AML program, particularly as risks persistently emerge and evolve and as regulatory expectations escalate.

BSA/AML laws and regulations obligate depository institutions and broker/dealers to verify their customers’ identity, conduct customer due diligence, report on suspicious activity, file reports of transactions in currency and conduct enhanced due diligence on certain accounts, individuals and businesses. Depository institutions and broker/dealers are required by their respective federal regulators to maintain policies and procedures in order to ensure compliance with the above obligations. Federal regulators regularly examine such policies and procedures to ensure their adequacy and effectiveness, and the frequency and extent of such examinations and the remedial actions resulting therefrom have been increasing. Non-compliance with BSA/AML laws or failure to maintain adequate policies and procedures can lead to significant monetary penalties and reputational damage, and federal regulators evaluate the effectiveness of an applicant in combating money laundering when determining whether to approve a bank merger, BHC acquisitions or other expansionary activity.

Privacy

Federal law contains extensive customer privacy protection provisions, including substantial customer privacy protections provided under the Financial Services Modernization Act of 1999 (commonly known as the Gramm-Leach-Bliley Act). Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. During December 2015, Congress amended the Gramm-Leach-Bliley Act privacy provisions to include an exception under which if a financial institution meets certain conditions, it is not required to provide annual privacy notices to customers. In July 2016, the CFPB proposed a rule implementing this provision.

An institution may not provide customers’ nonpublic personal financial information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information by fraudulent or deceptive means.

CRA

The CRA requires Branch Bank’s primary federal bank regulatory agency, the FDIC, to assess the bank’s record in meeting the credit needs of the communities served by the bank, including low- and moderate-income neighborhoods and persons. Institutions are assigned one of four ratings: "Outstanding," "Satisfactory," "Needs to Improve" or "Substantial Noncompliance." This assessment is reviewed for any bank that applies to merge or consolidate with or acquire the assets or assume the liabilities of an IDI, or to open or relocate a branch office. The CRA record of each subsidiary bank of a FHC also is assessed by the FRB in connection with any acquisition or merger application.

Automated Overdraft Payment Regulation

There are federal consumer protection laws related to automated overdraft payment programs offered by financial institutions. The FRB prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service. Financial institutions must also provide consumers with a notice that explains the financial institution’s overdraft services, including the associated fees and the consumer’s choices. In addition, FDIC-supervised institutions must monitor overdraft payment programs for "excessive or chronic" customer use and undertake "meaningful and effective" follow-up action with customers that overdraw their accounts more than six times during a rolling 12-month period. Financial institutions must also impose daily limits on overdraft charges, review and modify check-clearing procedures, prominently distinguish account balances from available overdraft coverage amounts and ensure board and management oversight regarding overdraft payment programs.

Pay Ratio Disclosure

The SEC has adopted amendments to require the disclosure of: (1) the median compensation amount of the annual total compensation of all employees of a registrant (excluding the CEO), (2) the annual total compensation of that registrant's CEO and (3) the ratio of the median of the annual total compensation of all employees (excluding the CEO) to the annual total compensation of the CEO. The rules require such information for the first fiscal year beginning on or after January 1, 2017.

DOL Fiduciary Rule

During April 2016, the DOL issued a final rule related to fiduciary standards in regards to the investing of clients' retirement assets. The final rule expands the definition of a fiduciary under the Employee Retirement Income Security Act of 1974. Those who provide investment advice to plans, plan sponsors, fiduciaries, plan participants, beneficiaries and IRAs and IRA owners must either avoid payments that create conflicts of interest or comply with the protective terms of an exemption issued by the DOL. Under new exemptions adopted with the rule, financial institutions will be obligated to acknowledge their status and the status of their individual advisers as "fiduciaries." Firms and advisers will be required to make prudent investment recommendations without regard to their own interests, or the interests of those other than the customer; charge only reasonable compensation; and make no misrepresentations to their customers regarding recommended investments. Additionally, the new rule requires certain disclosures to be made to the investor, and ongoing compliance must be monitored and documented. The requirements under the new rule will be phased in from April 10, 2017 to January 1, 2018. The estimated impact for 2017 of additional expense and reduced revenue ranges from $10 million to $15 million.

FDIC Recordkeeping Requirements

The FDIC has released a final rule to facilitate prompt payment of FDIC-insured deposits when large IDIs fail. The rule requires IDIs with two million or more deposit accounts to maintain complete and accurate data on each depositor's ownership interest by right and capacity and to develop the capability to calculate the insured and uninsured amounts for each deposit owner by ownership right and capacity. The requirements under the rule must be in place by April 1, 2020. This rule is expected to result in additional costs to BB&T; however, the amount has not been quantified.

Cybersecurity

Effective December 2015, the CISA is intended to improve cybersecurity in the U.S. by enhanced sharing of information about security threats among the U.S. government and private sector entities, including financial institutions. The CISA also authorizes companies to monitor their own systems notwithstanding any other provision of law, and allows companies to carry out defensive measures on their own systems from cyber attacks. The law includes liability protections for companies that share cyber threat information with third parties so long as such sharing activity is conducted in accordance with CISA.

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

Employees

For the quarter ended December 31, 2016, BB&T had approximately 37,500 full-time equivalent employees, compared to approximately 36,000 full-time equivalent employees for the quarter ended December 31, 2015.

Website Access to BB&T’s Filings with the SEC

BB&T’s electronic filings with the SEC, including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act, as amended, are made available at no cost in the Investor Relations section of the Company’s website, BBT.com, as soon as reasonably practicable after BB&T files such material with, or furnishes it to, the SEC. BB&T’s SEC filings are also available through the SEC’s website at sec.gov.

Corporate Governance

Information with respect to BB&T’s Board of Directors, Executive Officers and corporate governance policies and principles is presented on BB&T’s website, BBT.com, and includes:

•	Corporate Governance Guidelines

•	Corporate Board of Directors, including Biographical Information

•	Committees of the Corporate Board of Directors and Committee Charters

•	Codes of Ethics for Directors, Senior Financial Officers and Associates

•	Executive Officers, including Biographical Information

•	Policy and Procedures for Accounting, Securities and Legal Complaints, including Whistleblower Procedures

•	Statement of Political Activity

•	Corporate Social Responsibility Report

BB&T intends to disclose any substantive amendments or waivers to the Codes of Ethics for Directors or Senior Financial Officers on its website at BBT.com.

Executive Officers

Executive Officer	Recent Work Experience	Yrs of Service	Age
Kelly S. King	Chairman since January 2010. Chief Executive Officer since January 2009.	44	68
Chairman and Chief Executive Officer

Christopher L. Henson	President since December 2016. Chief Operating Officer since January 2009.	32	55
President and Chief Operating Officer

Daryl N. Bible	Chief Financial Officer since January 2009.	9	55
Senior Executive Vice President and
Chief Financial Officer

Clarke R. Starnes III	Chief Risk Officer since July 2009.	34	57
Senior Executive Vice President and
Chief Risk Officer

W. Bennett Bradley	Chief Digital Officer since January 2016. President, Payment Solutions from September 2005 to December 2015.	31	55
Senior Executive Vice President and
Chief Digital Officer

Barbara F. Duck	Chief Information Officer since July 2016. Data and Technology Services Manager from January 2016 to June 2016. Enterprise Risk Manager from July 2009 to December 2015.	29	50
Senior Executive Vice President and
Chief Information Officer

Jim. D. Godwin	Deputy Chief Risk Officer since January 2016. Chief Operational Risk Officer from September 2012 to December 2015. Credit Risk Review Manager from May 2009 to September 2012.	21	48
Senior Executive Vice President and
Deputy Chief Risk Officer

Donna C. Goodrich	Deposit, Payment and Operations Services Manager since January 2016. Deposit Services Manager from April 2004 to December 2015.	31	54
Senior Executive Vice President and
Deposit, Payment and Operations Services Manager

Robert J. Johnson, Jr.	General Counsel, Secretary and Chief Corporate Governance Officer since August 2010.	12	44
Senior Executive Vice President and
General Counsel, Secretary and
Chief Corporate Governance Officer

Brant J. Standridge	Lending Group Manager since August 2016. Regional President in Texas from January 2015 to August 2016. Regional President in Georgia from November 2011 to December 2014. Regional President in Maryland from August 2009 to November 2011.	18	41
Senior Executive Vice President and
Lending Group Manager

David H. Weaver	President Community Banking since December 2016. Community Banking Group Executive from 2010 to December 2016.	21	50
Senior Executive Vice President and
President Community Banking

Dontá L. Wilson	Chief Client Experience Officer since August 2016. Regional President in Georgia from December 2014 to July 2016. Regional President in Alabama from August 2009 to November 2014.	18	40
Senior Executive Vice President and
Chief Client Experience Officer

W. Rufus Yates	President and CEO of BB&T Securities since January 2013. President and CEO of Scott & Stringfellow, LLC from 2009 through 2012.	30	59
Senior Executive Vice President and
Financial Services Manager

ITEM 1A. RISK FACTORS

The following discussion sets forth some of the more important risk factors that could materially affect BB&T’s financial condition and operations. When a risk factor spans several risk categories, the below risks have been listed by their primary risk category. Other factors that could affect the Company’s financial condition and operations are discussed in the "Forward-Looking Statements" section above. However, there may be additional risks that are not presently material or known, and factors besides those discussed below, or elsewhere in this or other reports that BB&T filed or furnished with the SEC, that also could adversely affect the Company.

Compliance Risk

Changes in banking laws could have a material adverse effect on BB&T.

BB&T is extensively regulated under federal and state banking laws and regulations that are intended primarily for the protection of depositors, the DIF and the banking system as a whole. In addition, BB&T is subject to changes in federal and state laws as well as changes in banking and credit regulations and governmental economic and monetary policies. Any of these changes could adversely and materially affect BB&T. The regulatory environment for financial institutions entails significant potential increases in compliance requirements and associated costs, including those related to consumer credit, with a focus on mortgage lending.

Federal and state banking regulators also possess broad powers to take supervisory actions as they deem appropriate. These supervisory actions may result in higher capital requirements, higher deposit insurance premiums and limitations on BB&T’s activities that could have a material adverse effect on its business and profitability.

For example, as discussed in "Regulatory Considerations" above, the FDIC adopted a final rule that imposes a DIF assessment surcharge for banks with total assets of at least $10 billion. The surcharge became effective July 1, 2016 and will last for a period currently estimated by the FDIC to be two years but ending no later than December 31, 2018. If the DIF has not reached the required level at that time, then the FDIC will impose a special assessment on institutions with assets greater than $10 billion. The net effect of the new surcharge is estimated to increase BB&T's total annual assessment by an amount ranging from$40 million to $50 million.

The Dodd-Frank Act, and its related rulemaking activities, may result in lower revenues, higher costs and ratings downgrades. In addition, failure to meet the FRB’s capital planning and adequacy requirements and liquidity requirements under the Dodd-Frank Act and other banking laws may limit the ability to pay dividends, pursue acquisitions and repurchase common stock.

The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, and changes among the bank regulatory agencies. Under Dodd-Frank, BB&T is deemed to be a "systemically important" institution. Federal agencies continue to implement the provisions of the Dodd-Frank Act. Many of these provisions remain subject to further rulemaking, guidance and interpretation by the applicable federal regulators. Additionally, the CFPB has finalized a number of significant rules that impact nearly every aspect of the lifecycle of a residential mortgage. These rules implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, the Truth in Lending Act and the Real Estate Settlement Procedures Act. These rules have a direct impact on BB&T’s operations, as BB&T is both a mortgage originator and a servicer.

Due to BB&T’s size, it is subject to additional regulations such as the "living will" requirements relating to the rapid and orderly resolution of systemically important financial institutions in the event of material financial distress or failure. BB&T cannot predict the additional effects that compliance with the Dodd-Frank Act or any regulations will have on BB&T’s businesses or its ability to pursue future business opportunities. Additional regulations resulting from the Dodd-Frank Act may materially adversely affect BB&T’s business, financial condition or results of operations. See "Regulatory Considerations" for additional information regarding the Dodd-Frank Act and its impact upon BB&T.

BB&T is subject to enhanced capital requirements and may be subject to more stringent capital requirements, which could diminish its ability to pay dividends or require BB&T to reduce its operations.

The Dodd-Frank Act requires federal banking agencies to establish more stringent risk-based capital requirements and leverage limits applicable to banks and BHCs. The FRB approved final rules that established a new comprehensive capital framework for U.S. banking organizations and established a more conservative definition of capital. These requirements, known as Basel III, became effective on January 1, 2015, and as a result, BB&T became subject to enhanced minimum capital and leverage ratios. These requirements, and any other new regulations, including those that have been proposed but not yet implemented as a result of the requirements established by the BCBS, could adversely affect BB&T’s ability to pay dividends or raise capital, or could require BB&T to limit certain business activities, which may adversely affect its results of operations or financial condition. BB&T currently qualifies as a standardized approach banking organization under Basel III. Financial institutions with greater than $250 billion in assets or $10 billion in foreign assets are considered advanced approaches banking organizations, which are subject to a more complex calculation of RWA that includes an assessment of the impact of operational risk, among other requirements. BB&T is preparing to comply with the advanced approaches requirements, and these more stringent requirements, or BB&T’s failure to properly comply with them, could materially and adversely impact BB&T’s financial results and regulatory status once the requirements become applicable to BB&T. In addition, the costs associated with complying with more stringent capital requirements, such as the requirement to formulate and submit capital plans based on pre-defined stress scenarios on an annual basis, could have a material adverse effect on BB&T. See "Regulatory Considerations" for additional information regarding the capital requirements under the Dodd-Frank Act and Basel III.

For example, BB&T is subject to assessment by the FRB as part of the CCAR program. CCAR is an annual exercise by the FRB to ensure that institutions have forward-looking capital planning processes that account for their risks and sufficient capital to continue operations throughout times of economic and financial stress. BB&T cannot be certain that the FRB will have no objections to BB&T’s future capital plans submitted through the CCAR program. Failure to pass the CCAR review could adversely affect BB&T’s ability to pay dividends, enter into acquisitions and repurchase common stock.

BB&T is subject to extensive and expanding government regulation and supervision, which can lead to costly enforcement actions while increasing the cost of doing business and limiting BB&T’s ability to generate revenue.

The financial services industry is subject to intense scrutiny from bank supervisors in the examination process and aggressive enforcement of regulations on both the federal and state levels, particularly with respect to mortgage-related practices and other consumer compliance matters, as well as compliance with anti-money laundering, Bank Secrecy Act and Office of Foreign Assets Control efforts, and economic sanctions against certain foreign countries and nationals. Federal banking law grants substantial enforcement powers to federal banking regulators. This enforcement authority includes, among other things, the ability to assess significant civil or criminal monetary penalties, fines, or restitution; to issue cease and desist or removal orders; and to initiate injunctive actions against banking organizations and institution-affiliated parties. These enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Failure to comply with these and other regulations, and supervisory expectations related thereto, may result in fines, penalties, lawsuits, regulatory sanctions, reputation damage or restrictions on business.

In addition, federal bank regulatory agencies are required to consider the effectiveness of a financial institution’s anti-money laundering activities and other regulatory compliance matters when reviewing bank mergers and BHC acquisitions and, consequently, non-compliance with the applicable regulations could materially impair BB&T’s ability to enter into or complete mergers and acquisitions.

For example, as discussed in "Regulatory Considerations" above, Branch Bank entered into a consent order with the FDIC and the NCCOB during December 2016 and BB&T entered into a cease and desist order with the FRB and NCCOB in January 2017. The orders call for corrective actions and enhancements to address certain internal control deficiencies within the BSA/AML Compliance Program. BB&T’s and Branch Bank’s ability to pursue mergers and acquisitions may be limited for a period of time.

For another example, as discussed in the "Loan Servicing" note in the "Notes to Consolidated Financial Statements," during 2014, BB&T received notice from the HUD-OIG that BB&T had been selected for an audit/survey to assess BB&T's compliance with FHA loan origination and quality control requirements. BB&T subsequently received subpoenas from the HUD-OIG and the Department of Justice seeking additional information regarding its lending practices in connection with loans insured by the FHA. During 2014, BB&T recognized an $85 million charge that was included in other expense on the Consolidated Statements of Income. During the third quarter of 2016, the Company paid $83 million to settle these matters pursuant to an agreement with the Department of Justice.

Differences in interpretation of tax laws and regulations and any potential resulting litigation may adversely impact BB&T’s financial statements.

Local, state or federal tax authorities may interpret tax laws and regulations differently than BB&T and challenge tax positions that BB&T has taken on its tax returns. This may result in differences in the treatment of revenues, deductions or credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest or penalties that could have a material adverse effect on financial results. For example, as discussed in the "Income Taxes" note in the "Notes to Consolidated Financial Statements," during 2010, BB&T received an IRS statutory notice of deficiency for tax years 2002-2007 asserting a liability for taxes, penalties and interest of approximately $892 million. Related developments resulted in a $516 million charge during 2013. Potential developments in BB&T’s litigation or in similar cases could adversely affect BB&T’s financial position or results of operations.

Credit Risk

Changes in national, regional and local economic conditions and deterioration in the geographic and financial markets in which BB&T operates could lead to higher loan charge-offs and reduce net income and growth.

BB&T’s business is subject to fluctuations based on national, regional and local economic conditions, as well as conditions that may be specific to particular sectors or industries. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on BB&T’s operations and financial condition even if other favorable events occur. BB&T’s banking operations are primarily locally oriented and community-based. Accordingly, BB&T expects to continue to be dependent upon local business conditions as well as conditions in the local residential and CRE markets it serves. For example, an increase in unemployment, a decrease in real estate values or increases in interest rates, as well as other factors, could weaken the economies of the communities BB&T serves. Weakness in BB&T’s market area could depress its earnings and consequently its financial condition because:

•	customers may not want or need BB&T’s products or services;

•	borrowers may not be able or willing to repay their loans;

•	the value of the collateral securing loans to borrowers may decline; and

•	the quality of BB&T’s loan portfolio may decline.

Any of the latter three scenarios could require BB&T to charge off a higher percentage of loans and/or increase provisions for credit losses, which would reduce net income. For example, our loan portfolio includes loans for oilfield services, oil and gas exploration and production, and pipeline transportation of gas and crude oil. Oil prices have declined in recent years, which has had an adverse effect on some of our borrowers in this portfolio and on the value of the collateral securing some of these loans. If such downturn in the oil and gas industry continues, the cash flows of our customers in this industry could be adversely impacted, which could impair their ability to service any loans outstanding to them and/or reduce demand for loans. These factors could result in higher delinquencies and greater charge-offs in future periods, which could adversely affect our business, financial condition or results of operations.

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

A possible future downgrade of the sovereign credit ratings of the U.S. government and a decline in the perceived creditworthiness of U.S. government-related obligations could impact BB&T’s ability to obtain funding that is collateralized by affected instruments, as well as affect the pricing of that funding when it is available. A downgrade may also adversely affect the market value of such instruments. BB&T cannot predict if, when or how any changes to the credit ratings or perceived creditworthiness of these obligations will affect economic conditions. Such ratings actions could result in a significant adverse impact on BB&T. For example, BB&T’s securities portfolio consists largely of MBS issued by GSEs, such as FHLMC and FNMA. Among other things, a downgrade in the U.S. government’s credit rating could adversely impact the value of these securities and may trigger requirements that the Company post additional collateral for trades relative to these securities. A downgrade of the sovereign credit ratings of the U.S. government or the credit ratings of related institutions, agencies or instruments would significantly exacerbate the other risks to which BB&T is subject and any related adverse effects on its business, financial condition and results of operations.

The soundness of other financial institutions could adversely affect BB&T.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. BB&T has exposure to many different industries and counterparties, and BB&T and certain of its subsidiaries routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds and other institutions. Many of these transactions expose BB&T to credit risk in the event of default of its counterparty. In addition, BB&T’s credit risk may be exacerbated when collateral is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure. These types of losses could materially and adversely affect BB&T’s results of operations or financial condition.

BB&T could be affected by the United Kingdom’s potential withdrawal from the European Union.
In June 2016, the United Kingdom electorate voted to leave the European Union. This referendum was advisory and does not have binding legal effect. In the event that the United Kingdom formally notifies the European Union of its intention to leave the union (commonly referred to as "Brexit"), then the terms of the United Kingdom’s withdrawal from, and future relationships with, the European Union will be negotiated, and legislation implementing the withdrawal must be enacted. The ultimate impact of Brexit and its effects on BB&T still remain uncertain and will depend on the terms of withdrawal and the post-Brexit relationships that the United Kingdom will negotiate with the European Union and other nations that are not a part of the European Union. Increased market volatility and further global economic deterioration resulting from Brexit, or concern about Brexit, could have significant adverse effects on BB&T's businesses, results of operations, financial condition, liquidity and capital. In addition, specific impacts from Brexit could include requirements that BB&T make certain changes to its operational model, business practices and regulatory authorizations in order to continue servicing customers across Europe; detrimental impacts on revenues and expenses; increased difficulties related to recruitment, retention, and mobility of certain European-based associates; and other adverse impacts on business operations.

Liquidity Risk

BB&T’s liquidity could be impaired by an inability to access the capital markets, an unforeseen outflow of cash or a reduction in the credit ratings for BB&T or its subsidiaries.

Liquidity is essential to BB&T’s businesses. When volatility or disruptions occur in the capital markets, BB&T’s ability to access capital could be materially impaired. Additionally, other factors outside of BB&T’s control, such as a general market disruption or an operational problem that affects third parties, could impair BB&T’s ability to access capital markets or create an unforeseen outflow of cash or deposits. BB&T’s inability to access the capital markets could constrain its ability to make new loans or meet its existing lending commitments and could ultimately jeopardize its overall liquidity and capitalization.

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

Market Risk

Instability in economic conditions and volatility in financial markets could have a material adverse effect on BB&T’s operations, earnings and financial condition.

The macroeconomic environment in the United States is susceptible to global events and volatility. The negative impact on economic conditions and global markets from foreign sovereign debt matters and other matters could adversely affect BB&T’s business, financial condition and liquidity. Domestic and global political activity, geopolitical matters, including international political unrest or disturbances, concerns over energy prices and economic instability or recession in certain regions could cause turmoil and volatility in the financial markets, which could reduce the value of BB&T’s assets or cause a reduction in liquidity that adversely impacts BB&T’s financial condition and results of operations.

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

BB&T’s earnings and financial condition are largely dependent on net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest rate spreads could adversely affect BB&T’s earnings and financial condition. BB&T cannot control or predict with certainty changes in interest rates. Regional and local economic conditions, competitive pressures and the policies of regulatory authorities, including monetary policies of the FRB, affect interest income and interest expense. As discussed in "Market Risk Management – Interest Rate Market Risk (Other than Trading)," BB&T has ongoing policies and procedures designed to manage the risks associated with changes in market interest rates. However, changes in interest rates still may have an adverse effect on BB&T’s profitability. For example, rising interest rates could adversely affect BB&T’s mortgage banking business because higher interest rates could cause customers to apply for fewer mortgages. Similarly, rising interest rates would increase the required periodic payment for variable rate loans and may result in borrowers becoming unable to pay. Additionally, rising interest rates may increase the cost of BB&T’s deposits, which are a primary source of funding. BB&T is also subject to the risk of a negative interest rate scenario, which implies that a depositor would pay a premium for a financial institution to hold funds on deposit. In such a scenario, some depositors may choose to withdraw their deposits in lieu of paying an interest rate to BB&T to hold such deposits. Negative rates would also diminish the spreads on loans and securities. This scenario could have a material adverse effect on BB&T’s financial condition and results of operations.

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

Operational Risk

BB&T faces cybersecurity risks, including "denial of service attacks," "hacking" and "identity theft" that could result in the disclosure of confidential information, adversely affect BB&T’s business or reputation and create significant legal and financial exposure.

BB&T’s computer systems and network infrastructure are subject to security risks and could be susceptible to cyber attacks, such as denial of service attacks, hacking, terrorist activities or identity theft. Financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber attacks and other means. Denial of service attacks have been launched against a number of large financial services institutions, including BB&T. As a result of these attacks, the performance of BB&T’s website, BBT.com, was adversely affected, and in some instances customers were prevented from accessing BB&T’s website. BB&T expects to be subject to similar attacks in the future. While events to date primarily resulted in inconvenience, future cyber attacks could be more disruptive and damaging. Hacking and identity theft risks, in particular, could cause serious reputational harm. Cyber threats are rapidly evolving and BB&T may not be able to anticipate or prevent all such attacks. BB&T may incur increasing costs in an effort to minimize these risks and could be held liable for any security breach or loss.

Despite efforts to ensure the integrity of its systems, BB&T will not be able to anticipate all security breaches of these types, and BB&T may not be able to implement effective preventive measures against such security breaches. The techniques used by cyber criminals change frequently and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments. Those parties may also attempt to fraudulently induce associates, customers or other users of BB&T’s systems to disclose sensitive information in order to gain access to its data or that of its clients. These risks may increase in the future as the Company continues to increase its mobile-payment and other internet-based product offerings and expands its internal usage of web-based products and applications.

A successful penetration or circumvention of system security could cause serious negative consequences to BB&T, including disruption of operations, misappropriation of confidential information of BB&T or its customers, or damage to computer systems of BB&T or its customers and counterparties. A security breach could result in violations of applicable privacy and other laws, financial loss to BB&T or to its customers, loss of confidence in BB&T’s security measures, significant litigation exposure and harm to BB&T’s reputation, all of which could have a material adverse effect.

BB&T relies on its associates, systems and certain counterparties, and certain failures could materially adversely affect operations.

BB&T’s business is dependent on the ability to process, record and monitor a large number of complex transactions. The Company could be materially adversely affected if one or more of its associates causes a significant operational breakdown or failure, either as a result of human error or intentionally. Financial, accounting or other data processing systems may fail or have other significant shortcomings that materially adversely affect BB&T’s business. BB&T’s systems may not be able to handle certain scenarios, such as a negative interest rate environment. In addition, products, services and processes are continually changing and BB&T may not fully identify new operational risks that may arise from such changes. Any of these occurrences could diminish the ability to operate one or more BUs or result in potential liability to clients, increased operating expenses, higher litigation costs (including fines and sanctions), reputational damage, regulatory intervention or weaker competitive standing, any of which could be material to the Company.

If personal, confidential or proprietary information of clients were to be mishandled or misused, significant regulatory consequences, reputational damage and financial loss could occur. Such mishandling or misuse could include circumstances where, for example, such information was erroneously provided to parties who are not permitted to have the information, either through the fault of systems, associates, or counterparties, or where such information was intercepted or otherwise inappropriately taken by third parties.

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

Significant litigation and regulatory proceedings could have a material adverse effect on BB&T.

BB&T faces significant litigation and regulatory proceedings in its business. The volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remains high. Given the inherent uncertainties involved in litigation and regulatory proceedings, and the very large or indeterminate damages sought in some matters asserted against BB&T, there can be significant uncertainty as to the ultimate liability BB&T may incur from such matters. The finding, or even the assertion, of substantial legal liability or significant regulatory action against BB&T may have material adverse financial effects or cause significant reputational harm to BB&T, which in turn could seriously harm BB&T’s business prospects.

BB&T faces significant operational and other risks related to its activities, which could expose it to negative publicity, litigation and/or regulatory action.

BB&T is exposed to many types of risks, including operational, reputational, legal and compliance risk, the risk of fraud or theft by associates or outsiders (including identity and information theft), unauthorized transactions by associates or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. Negative public opinion can result from BB&T’s actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, activities related to asset sales and balance sheet management and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect BB&T’s ability to attract and keep customers and can expose it to litigation and regulatory action.

Because the nature of the financial services industry involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. BB&T’s necessary dependence upon automated systems to record and process its transaction volume may further increase the risk that technical flaws or associate tampering or manipulation of those systems will result in losses that are difficult to detect. BB&T also may be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (for example, computer viruses or electrical or telecommunications outages), which may give rise to disruption of service to customers and to financial loss or liability. BB&T is further exposed to the risk that its external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as is BB&T) and to the risk that BB&T’s (or its vendors’) business continuity and data security systems prove to be inadequate.

BB&T relies on other companies to provide certain key components of its business infrastructure.

Third party vendors provide certain key components of BB&T’s business infrastructure such as internet connections, network access and certain transaction processing. While BB&T has selected these third party vendors carefully, it does not control their operations. Any failure by these third parties to perform or provide agreed upon goods and services for any reason, or their poor performance of services, could adversely affect BB&T’s ability to deliver products and services to its customers and otherwise conduct its business. Replacing these third party vendors could also entail significant delay and expense.

BB&T may not be able to successfully integrate mergers and acquisitions.

Difficulties may arise in the integration of the business and operations of BHCs, banks and non-bank entities that BB&T acquires and, as a result, BB&T may not be able to achieve the cost savings and synergies that it expects will result from such transactions. Achieving cost savings is dependent on consolidating certain operational and functional areas, eliminating duplicative positions and terminating certain agreements for outside services. Additional operational savings are dependent upon the integration of the acquired or merged entity’s businesses with BB&T or one of BB&T’s subsidiaries, the conversion of core operating systems, data systems and products and the standardization of business practices. Complications or difficulties in the conversion of core operating systems, data systems and products may result in the loss of customers, damage to BB&T’s reputation within the financial services industry, operational problems, one-time costs currently not anticipated or reduced cost savings resulting from such mergers or acquisitions. Annual cost savings in each such transaction may be materially less than anticipated if the merger or acquisition is delayed unexpectedly, the integration of operations is delayed beyond what is anticipated or the conversion to a single set of data systems is not accomplished on a timely basis.

Difficulty in integrating an acquired company may prevent BB&T from realizing expected revenue increases, cost savings, increases in geographic or product presence and/or other projected benefits from the acquisition. The integration could result in higher than expected deposit attrition, loss of key associates, disruption of BB&T’s businesses or the businesses of the acquired company, or otherwise adversely affect BB&T’s ability to maintain relationships with customers and associates or achieve the anticipated benefits of the acquisition. Also, the negative effect of any divestitures required by regulatory authorities in acquisitions or business combinations may be greater than expected. As a result of these and other factors, BB&T could incur losses on acquired assets and increased expenses resulting from the failure to successfully integrate an acquired company, which could adversely impact its financial condition or results of operations.

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

BB&T is investing significant resources in a new commercial loan system. BB&T may not be able to successfully implement and integrate the new commercial loan system, which could adversely impact the ability to provide timely and accurate financial information in compliance with legal and regulatory requirements, which could result in sanctions and fines from regulatory authorities. The implementation could extend past the expected timing and/or result in operating inefficiencies, which could increase the costs associated with the implementation as well as ongoing operations. Failure to implement part or all of the system could result in impairment charges that adversely impact BB&T’s financial condition and results of operations and could result in significant costs to remediate or replace the defective components. In addition, BB&T may incur significant training, licensing, maintenance, consulting and amortization expenses during and after the implementation, and any such costs may continue for an extended period of time.

There are risks resulting from the extensive use of models in BB&T’s business.

BB&T relies on quantitative models to measure risks and to estimate certain financial values. Models may be used in such processes as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting or estimating losses, assessing capital adequacy and calculating economic and regulatory capital levels, as well as to estimate the value of financial instruments and balance sheet items. Poorly designed or implemented models present the risk that BB&T’s business decisions based on information incorporating model output would be adversely affected due to the inadequacy of that information. Also, information BB&T provides to the public or to its regulators based on poorly designed or implemented models could be inaccurate or misleading. Some of the decisions that the regulators make, including those related to capital distributions to BB&T’s shareholders, could be affected adversely due to the perception that the quality of the models used to generate the relevant information is insufficient.

BB&T’s risk management measures may not be fully effective.

Management of risk, including compliance, credit, liquidity, market, operational, reputation and strategic risks, requires policies and procedures to properly record and verify a large number of transactions and events. BB&T’s risk management measures may not be fully effective in identifying and mitigating its risk exposure in all market environments or against all types of risk, including risks that are unidentified or unanticipated, even if the models for assessing risk are properly designed and implemented. Some of BB&T’s methods of managing risk are based upon its use of observed historical market behavior and management's judgment. These methods may not accurately predict future exposures, which could be significantly greater than the historical measures indicate. In addition, credit risk is inherent in the financial services business. BB&T’s ability to assess the creditworthiness of its customers may be impaired if the models and approaches it uses to select, manage and underwrite consumer and commercial customers become less predictive of future charge-offs.

BB&T's set of risk monitoring and risk mitigation techniques, and the judgments that accompany their application, cannot anticipate every economic and financial outcome or the timing of such outcomes. BB&T may, therefore, incur losses in the course of its risk management or investing activities.

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

In addition, the adoption of new technologies by competitors, including internet banking services, mobile applications and advanced ATM functionality could require BB&T to make substantial expenditures to modify or adapt its existing products and services. Also, these and other capital investments in BB&T’s business may not produce expected growth in earnings anticipated at the time of the expenditure. BB&T may not be successful in introducing new products and services, achieving market acceptance of its products and services, anticipating or reacting to consumers’ changing technological preferences or developing and maintaining loyal customers. In addition, BB&T could lose market share to the shadow banking system or other non-traditional banking organizations.

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

The occurrence of catastrophic events such as hurricanes, tropical storms, tornados, winter storms and other large scale catastrophes could adversely affect BB&T’s financial condition or results of operations. BB&T has operations and customers along the Gulf and Atlantic coasts as well as other parts of the southeastern United States, which could be adversely impacted by hurricanes and other severe weather in those regions. Unpredictable natural and other disasters could have an adverse effect on BB&T in that such events could materially disrupt its operations or the ability or willingness of its customers to access the financial services offered by BB&T. These events could reduce BB&T’s earnings and cause volatility in its financial results for any fiscal quarter or year and have a material adverse effect on BB&T’s financial condition and/or results of operations.

ITEM 2. PROPERTIES

BB&T leases its headquarters at 200 West Second Street, Winston-Salem, North Carolina 27101 and owns or leases other significant office space in the vicinity of its headquarters.  BB&T owns or leases free-standing operations centers, with its primary operations and information technology centers located in various locations in the southeastern and mid-Atlantic United States.  Offices are either owned or operated under long-term leases.  BB&T operates retail branches and other offices in a number of states, primarily concentrated in the southeastern and mid-Atlantic United States. See Table 1 for a list of BB&T’s branches by state. BB&T also operates numerous insurance agencies and other businesses that occupy facilities throughout the U.S. and Canada. Management believes that the premises are well-located and suitably equipped to serve as financial services facilities. See the "Premises and Equipment" note in the "Notes to Consolidated Financial Statements" in this report for additional disclosures related to properties and other fixed assets.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

BB&T’s common stock is traded on the NYSE under the symbol "BBT." The common stock was held by approximately 450,000 shareholders at December 31, 2016 compared to approximately 384,000 shareholders at December 31, 2015. The following table sets forth the quarterly high and low trading prices and closing sales prices for BB&T’s common stock and the cash dividends declared per share of common stock for each of the last eight quarters.

Table 2
Quarterly Summary of Market Prices and Cash Dividends Declared on Common Stock

	2016				2015
	Sales Prices			Cash Dividends Declared	Sales Prices			Cash Dividends Declared
	High	Low	Close		High	Low	Close
Quarter Ended:
March 31	$37.03	$29.95	$33.27	$0.27	$40.17	$34.95	$38.99	$0.24
June 30	37.02	32.22	35.61	0.28	41.70	37.33	40.31	0.27
September 30	38.81	33.72	37.72	0.30	41.90	34.73	35.60	0.27
December 31	47.85	37.40	47.02	0.30	39.47	34.24	37.81	0.27
Year	47.85	29.95	47.02	$1.15	41.90	34.24	37.81	$1.05

The stock price reached an all-time high during the first quarter of 2017.

Common Stock, Dividends and Share Repurchases

BB&T’s ability to pay dividends is primarily dependent on earnings from operations, the adequacy of capital and the availability of liquid assets for distribution and is subject to the FRB not objecting to its capital plan. BB&T’s ability to generate liquid assets for distribution is dependent on the ability of Branch Bank to pay dividends to the Parent Company. The payment of cash dividends is an integral part of providing a competitive return on shareholders’ investments. The Company’s policy is to accomplish this while retaining sufficient capital to support future growth and to meet regulatory requirements. Management has established a guideline that the common dividend payout ratio (computed by dividing common stock dividends by net income available to common shareholders) will be between 30% and 50% during normal economic conditions. BB&T’s common dividend payout ratio was 40.9% in 2016 compared to 40.8% in 2015 and 34.3% in 2014. BB&T has paid a cash dividend to shareholders every year since 1903. BB&T expects common dividend declarations, if declared, to occur in January, April, July and October with payment dates on or about the first of March, June, September and December. A discussion of dividend restrictions is included in the "Regulatory Requirements and Other Restrictions" note in the "Notes to Consolidated Financial Statements" and in the "Regulatory Considerations" section.

Share Repurchases

BB&T has periodically repurchased shares of its own common stock. In accordance with North Carolina law, repurchased shares cannot be held as treasury stock, but revert to the status of authorized and unissued shares upon repurchase.

The 2015 Repurchase Plan, announced on June 25, 2015, allows for the repurchase up to 50 million shares of the Company's common stock. Repurchases under the 2015 Repurchase Plan may be effected through open market purchases or privately negotiated transactions. The timing and exact amount of repurchases will be consistent with the Company's capital plan and subject to various factors, including the Company's capital position, liquidity, financial performance, alternative uses of capital, stock trading price and general market conditions, and may be suspended at any time. The 2015 Repurchase Plan does not have an expiration date. Shares that are repurchased pursuant to the 2015 Repurchase Plan constitute authorized but unissued shares of the Company and are therefore available for future issuances.

On July 26, 2016, the Company announced that the Board of Directors authorized up to $640 million of share repurchases over a one-year period beginning with the third quarter of 2016. The Company completed $160 million of share repurchases during each of the third and fourth quarters of 2016. On December 20, 2016, the Company announced that the Board of Directors also authorized an additional $200 million of share repurchases through an accelerated share repurchase program, which resulted in the retirement of 3.4 million shares during the fourth quarter of 2016 and concluded in January 2017 with approximately 910,000 additional shares being retired.

Management's guideline for the total payout ratio (computed by dividing the sum of common stock dividends declared and share repurchases, excluding shares repurchased in connection with equity awards, by net income available to common shareholders) is that it will range between 30% and 80% during normal economic conditions. The total payout ratio was 64.0%, 40.8% and 34.3% in 2016, 2015 and 2014, respectively. BB&T may consider higher total distributions based on its capital position, earnings and prevailing economic conditions.

Table 3
Share Repurchase Activity

	Total Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Shares Purchased Pursuant to Publicly-Announced Plan	Maximum Remaining Number of Shares Available for Repurchase Pursuant to Publicly-Announced Plan
	(shares in thousands)
October 2016	1,959	$39.07	1,955	43,751
November 2016	2,156	39.00	2,145	41,606
December 2016	3,409	46.68	3,375	38,231
Total	7,524	42.50	7,475
__________________

(1)	Includes shares exchanged or surrendered in connection with the exercise of equity-based awards under BB&T’s equity-based compensation plans.

(2)
Excludes commissions. For the December 2016 period, the average price paid per share includes the final average price of $46.68 per share used to determine the total shares repurchased under the accelerated share repurchase program upon its conclusion in January 2017.

Preferred Stock

See "Shareholders’ Equity" note in the "Notes to Consolidated Financial Statements" for information about preferred stock.

Equity Compensation Plan Information

The following table provides information concerning securities to be issued upon the exercise of outstanding equity-based awards as of December 31, 2016.

Table 4
Equity Compensation Plan Information

Plan Category	(a)(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b)(2) Weighted-average exercise price of outstanding options, warrants and rights	(c)(3) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))
Approved by security holders	24,548,547	$33.35	16,626,809
Not approved by security holders (4)	—	—	—
Total	24,548,547	33.35	16,626,809
__________________

(1)	Includes 13,184,898 RSUs.

(2)	Excludes RSUs because they do not have an exercise price.

(3)	All awards remaining available for future issuance will be issued under the terms of the 2012 Incentive Plan.

(4)	Excludes 432,061 options outstanding with a weighted average exercise price of $37.42 for plans that BB&T will not make future awards under and were assumed in mergers and acquisitions.

Performance Graphs

The following graphs compare the cumulative total returns (assuming concurrent $100 investments at the beginning of each period and reinvestment of dividends) of BB&T common stock, the S&P 500 Index, and an industry peer group. The companies in the peer group were Comerica Incorporated, Fifth-Third Bancorp, Huntington Bancshares, Incorporated, KeyCorp, M&T Bank Corporation, PNC Financial Services Group, Inc., Regions Financial Corporation, SunTrust Banks, Inc., U.S. Bancorp, Wells Fargo & Company and Zions Bancorporation.

	As of / Through December 31,						Cumulative Total Return Through December 31, 2016
	Invested	Cumulative Total Return
	2011	2012	2013	2014	2015	2016	10 Year	20 Year
BB&T Corporation	$100.00	$118.57	$157.37	$168.22	$168.05	$215.90	$153.49	$504.75
S&P 500 Index	100.00	115.99	153.54	174.54	176.94	198.09	195.72	438.79
BB&T's Peer Group	100.00	124.93	170.20	201.35	203.51	237.25	154.50	508.27

ITEM 6. SELECTED FINANCIAL DATA

	As of/ For the Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in millions, except per share data, shares in thousands)
Summary Income Statement:
Revenue-TE (1)	$10,953	$9,757	$9,373	$9,798	$9,979
Less: TE adjustment (2)	160	146	143	146	149
Revenue-reported (1)	10,793	9,611	9,230	9,652	9,830
Provision for credit losses	572	428	251	592	1,057
Noninterest expense	6,721	6,266	5,852	5,777	5,828
Income before income taxes	3,500	2,917	3,127	3,283	2,945
Provision for income taxes	1,058	794	921	1,553	892
Net income	2,442	2,123	2,206	1,730	2,053
Noncontrolling interest	16	39	75	50	49
Dividends and accretion on preferred stock	167	148	148	117	63
Net income available to common shareholders	2,259	1,936	1,983	1,563	1,941

Per Common Share:
Basic EPS	$2.81	$2.59	$2.76	$2.22	$2.78
Diluted EPS	2.77	2.56	2.72	2.19	2.74
Cash dividends declared	1.15	1.05	0.95	0.92	0.80
Common equity	33.14	31.66	30.09	28.48	27.17

Average Balances:
Total assets	$218,945	$197,347	$185,095	$181,282	$178,592
Securities (3)	46,279	42,103	40,541	36,772	36,334
Loans and leases (4)	141,759	127,802	118,830	117,527	113,733
Deposits	157,469	138,498	129,077	128,555	127,617
Long-term debt	22,791	23,343	22,210	19,301	20,651
Shareholders' equity	29,355	25,871	23,954	21,860	19,435

Period-End Balances:
Total assets	$219,276	$209,947	$186,834	$183,043	$184,469
Securities (3)	43,606	43,827	41,147	40,205	38,731
Loans and leases (4)	145,038	136,986	121,307	117,139	118,364
Deposits	160,234	149,124	129,040	127,475	133,075
Long-term debt	21,965	23,769	23,312	21,493	19,114
Shareholders' equity	29,926	27,340	24,377	22,780	21,193

Selected Ratios:
NIM	3.39%	3.32%	3.42%	3.68%	3.91%
Rate of return on:
Average total assets	1.12	1.08	1.19	0.95	1.15
Average common equity	8.57	8.34	9.32	8.07	10.52
Average total shareholders' equity	7.70	8.21	9.21	7.91	10.56
Average total shareholders' equity to average total assets	13.41	13.11	12.94	12.06	10.88
__________________

(1)	Revenue is defined as net interest income plus noninterest income.

(2)	TE adjustment is based on the marginal income tax rates for the periods presented.

(3)	Excludes trading securities. HTM securities at amortized cost. AFS securities at fair value.

(4)	Loans and leases are net of unearned income and include LHFS.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Overview of Significant Events and Financial Results

Net income available to common shareholders totaled $2.3 billion for 2016, a 16.7% increase from the prior year. On a diluted per common share basis, earnings for 2016 were $2.77, compared to $2.56 for 2015. BB&T’s results of operations for 2016 produced a return on average assets of 1.12% and a return on average common shareholders’ equity of 8.57% compared to prior year ratios of 1.08% and 8.34%, respectively. These results include merger-related and restructuring charges of $171 million for 2016 compared to $165 million for 2015. Net interest income and noninterest income were both higher following acquisition activity in 2015 and 2016. Noninterest expense was higher due to increases in headcount and locations, primarily the result of the acquisitions, and the provision for credit losses increased due to higher provisions largely related to energy credits.

On April 1, 2016, BB&T acquired National Penn for total consideration of $1.6 billion, which consisted of approximately $555 million in cash and the remainder in common stock. National Penn had 126 financial centers, $10.1 billion of total assets and $6.6 billion of deposits. Also on April 1, 2016, BB&T purchased insurance broker CGSC North America Holdings Corporation ("Swett & Crawford") from Cooper Gay Swett & Crawford for $461 million in cash.

During the third quarter of 2016, Branch Bank entered into an agreement with the FDIC that terminated the loss share agreements related to Colonial. Branch Bank made a payment of approximately $230 million to the FDIC as consideration for the early termination. As a result, the FDIC loss share receivable/payable associated with the indemnification by the FDIC was eliminated and pre-tax expense of $18 million was recognized during the third quarter of 2016. No future loss sharing or gain sharing will occur related to the Colonial acquisition.

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

During the fourth quarter, BB&T recognized $34 million of pre-tax charges for securities duration adjustments and hedge ineffectiveness, which were primarily due to higher interest rates. Also impacting the fourth quarter earnings was a $31 million release of mortgage repurchase reserves, which was primarily driven by lower anticipated loan repurchase requests.

BB&T’s revenue for 2016 was $10.8 billion. On a TE basis, revenue was $11.0 billion, which represents an increase of $1.2 billion compared to 2015. Net interest income on a TE basis was $743 million higher than the prior year, which reflects a $753 million increase in interest income and a $10 million increase in interest expense. Noninterest income increased $453 million for the year, driven by improvements in FDIC loss share income, higher insurance income primarily from the acquisition of Swett and Crawford, higher securities gains and losses, and increases in other categories of income that include the impact of the Susquehanna and National Penn acquisitions.

NIM was 3.39% for 2016, compared to 3.32% for the prior year. Average earning assets increased $18.6 billion, or 10.8%, while average interest-bearing liabilities increased $11.3 billion, or 9.3%, both of which were primarily driven by acquisitions. The annualized TE yield on the total loan portfolio for 2016 was 4.30%, up four basis points compared to the prior year. The annualized TE yield on the average securities portfolio was 2.33%, down three basis points compared to the prior year primarily due to securities duration adjustments.

The provision for credit losses was $572 million, compared to $428 million for the prior year. This increase reflects the higher provisions largely related to energy credits.

NPAs increased $101 million compared to 2015. This included a $160 million increase in NPLs primarily within commercial lending, and a $59 million decrease in foreclosed real estate and other property. Net charge-offs for 2016 were $532 million, compared to $436 million for the prior year. The ratio of the ALLL to net charge-offs was 2.80x for 2016, compared to 3.36x in 2015.

Noninterest expense increased $455 million primarily due to higher personnel expense, which was primarily the result of acquisition activity. Other categories of noninterest expense reflected higher costs due to the impact of acquisitions. Partially offsetting these increases were lower losses from the extinguishment of debt, as 2015 included a $172 million charge compared to a small gain in 2016. In addition to the impact from acquisitions, regulatory charges reflect the FDIC surcharge assessed against large banks that was implemented in the third quarter of 2016.

BB&T’s total assets at December 31, 2016 were $219.3 billion, an increase of $9.3 billion compared to December 31, 2015. This includes a $7.4 billion increase in loans and leases HFI due to acquisitions and organic growth. Commercial and industrial loans were up $3.3 billion, CRE-income producing properties loans were up $1.1 billion and direct retail lending loans were up $952 million. Sales finance loans increased $940 million, primarily due to portfolio acquisitions. Mortgage loans declined $612 million due to management’s continuing decision to sell substantially all conforming mortgage loan production, partially offset by acquisition activity. The fair value of AFS securities totaled $26.9 billion at December 31, 2016, compared to $25.3 billion at December 31, 2015. The amortized cost of HTM securities was $16.7 billion at December 31, 2016 compared to $18.5 billion in the prior year. Goodwill, CDI and other intangible assets were also higher as the result of acquisitions.

Total deposits at December 31, 2016 were $160.2 billion, an increase of $11.1 billion from the prior year. Noninterest-bearing deposits increased $5.0 billion, interest checking increased $4.9 billion and money market and savings increased $4.4 billion. Time deposits declined $3.2 billion. The overall growth in lower-cost deposits reflects acquisition activity and continued organic growth. The average cost of interest-bearing deposits for 2016 was 0.23%, a decline of one basis point compared to the prior year.

Total shareholders’ equity increased $2.6 billion, or 9.5%, compared to the prior year. This increase was the result of net income in excess of dividends totaling $1.4 billion, a $450 million issuance of preferred stock and $1.3 billion of common stock issued (primarily for National Penn), partially offset by $520 million of share repurchases. BB&T’s Tier 1 risk-based capital and total risk-based capital ratios at December 31, 2016 were 12.0% and 14.1%, respectively, compared to 11.8% and 14.3% at December 31, 2015, respectively. The CET1 ratio was 10.2% at December 31, 2016 compared to 10.3% at December 31, 2015.

Subsequent to year end, BB&T terminated $2.9 billion (par value) of higher-cost FHLB advances resulting in a loss on early extinguishment of debt totaling $392 million.

Current Political Environment

Over the past several years, BB&T has made substantial investments and incurred significant costs related to personnel, infrastructure and other items in response to increased regulations. While the impact of any relief is uncertain, the new U.S. administration has stated its intention to potentially alleviate part of the regulatory burden on financial institutions. In addition, income tax reform is being considered that may potentially reduce federal corporate income tax rates. If enacted, this reduction may result in deferred tax assets and liabilities being repriced. Since BB&T is in a net deferred tax asset position, the impact from this repricing would be an income tax provision.  However, our effective income tax rate would be reduced prospectively.

Key Challenges

BB&T’s business is dynamic and complex. Consequently, management annually evaluates and, as necessary, adjusts the Company’s business strategy in the context of the current operating environment. During this process, management considers the current financial condition and performance of the Company and its expectations for future economic activity from both a national and local market perspective. The achievement of key strategic objectives and established long-term financial goals is subject to many uncertainties and challenges. In the opinion of management, the challenges that are most relevant and likely to have a near term impact on performance are presented below:

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

In addition, certain other challenges and unforeseen events could have a near term impact on BB&T’s financial condition and results of operations. See the section titled "Forward-Looking Statements" for additional examples of such challenges.

Net Interest Income and NIM

Net interest income is BB&T’s primary source of revenue. Net interest income is influenced by a number of factors, including the volume, mix and maturity of interest-earning assets and interest-bearing liabilities and the interest rates earned and paid thereon. The difference between rates earned on interest-earning assets and the cost of funds (with a TE adjustment made to tax-exempt items to provide comparability with taxable items) is measured by the NIM.

2016 compared to 2015

For 2016, net interest income on a TE basis totaled $6.5 billion, an increase of $743 million or 12.9% compared to the prior year. The increase reflects higher interest income due to acquisitions and organic loan growth, partially offset by lower yields on new loans and securities and runoff in the loan portfolio acquired from the FDIC. Interest expense increased slightly, reflecting higher balances from acquisitions, partially offset by improvement in the mix of funding sources.

The NIM is the primary measure used in evaluating the gross profit margin from the portfolios of earning assets. The NIM was 3.39% in 2016 compared with 3.32% in 2015. The increase in the NIM reflects higher yields on loans and improved funding mix, partially offset by lower yields on securities. The average annualized TE yield for total loans and leases was 4.30% for 2016, compared to 4.26% for the prior year. The increase was primarily due to acquisitions, partially offset by lower yields on new loan originations and the runoff of higher yielding loans acquired from the FDIC. The TE yield on the total securities portfolio was 2.33% for the year ended December 31, 2016, compared to 2.36% for the prior year.

The average rate paid on interest-bearing deposits for 2016 dropped to 0.23%, from 0.24% in 2015. This improvement was driven by changes in mix, with time deposits representing a lower percentage of interest-bearing deposits at December 31, 2016.

The rate paid on average short-term borrowings was 0.35% in 2016, compared to 0.15% in 2015. The increase in the rate on short-term borrowings reflects the federal funds target rate increase from December 2015. The average rate on long-term debt was 2.13% during 2016, flat compared to the prior year. At December 31, 2016, the targeted Federal funds rate was a range of 0.50% to 0.75%.

2015 compared to 2014

For 2015, net interest income on a TE basis totaled $5.7 billion, an increase of $221 million or 4.0% compared to the prior year. The increase reflects higher interest income due to acquisitions and organic loan growth, partially offset by lower yields on new loans and securities and runoff in the loan portfolio acquired from the FDIC. Interest expense declined, reflecting lower rates and improvement in the mix of funding sources. The average cost of interest-bearing deposits declined two basis points to 0.24%, reflecting reductions in time deposits and growth in interest checking and money market and savings. The average cost of long-term debt declined from 2.36% to 2.13%, primarily due to the early extinguishment of $2.0 billion of higher-cost FHLB advances during the last two years.

The NIM was 3.32% in 2015 compared with 3.42% in 2014. The decline in the NIM reflects lower yields on loans and securities, partially offset by the lower funding costs described above. The average annualized TE yield for total loans and leases was 4.26% for 2015, compared to 4.42% for the prior year. The decrease was primarily due to lower yields on new loan originations and the runoff of higher yielding loans acquired from the FDIC, partially offset by acquisition impact. The TE yield on the total securities portfolio was 2.36% for the year ended December 31, 2015, compared to 2.45% for the prior year.

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

Table 5
TE Net Interest Income and Rate / Volume Analysis (1)
Year Ended December 31, 2016, 2015 and 2014
										2016 vs. 2015			2015 vs. 2014
	Average Balances (7)			Yield/Rate			Income/Expense			Incr.	Change due to		Incr.	Change due to
	2016	2015	2014	2016	2015	2014	2016	2015	2014	(Decr.)	Rate	Vol.	(Decr.)	Rate	Vol.
	(Dollars in millions)
Assets
Total securities, at amortized cost: (2)
U.S. Treasury	$3,061	$2,650	$1,969	1.67%	1.58%	1.51%	$51	$42	$30	$9	$2	$7	$12	$1	$11
GSE	3,601	5,338	5,516	2.13	2.13	2.10	77	113	116	(36)	—	(36)	(3)	2	(5)
Agency MBS	36,658	30,683	29,504	2.05	1.98	2.00	750	605	589	145	22	123	16	(5)	21
States and political subdivisions	2,361	2,204	2,122	5.20	5.65	5.80	123	125	124	(2)	(11)	9	1	(4)	5
Non-agency MBS	534	751	883	14.56	13.51	14.23	78	102	126	(24)	7	(31)	(24)	(6)	(18)
Other	64	477	547	1.87	1.31	1.43	—	7	8	(7)	1	(8)	(1)	(1)	—
Total securities	46,279	42,103	40,541	2.33	2.36	2.45	1,079	994	993	85	21	64	1	(13)	14
Other earning assets (3)	3,202	2,768	1,881	1.64	1.39	2.13	53	38	40	15	(2)	7	(2)	(17)	15
Loans and leases, net of unearned income: (4)(5)
Commercial:
Commercial and industrial	50,623	44,648	39,537	3.33	3.21	3.35	1,687	1,434	1,325	253	55	198	109	(57)	166
CRE-income producing properties	14,379	11,806	10,489	3.73	3.66	3.49	536	432	366	104	8	96	66	35	31
CRE-construction and development	3,742	3,196	2,616	3.71	3.57	3.51	139	114	92	25	5	20	22	7	15
Dealer floor plan	1,295	1,068	985	2.08	1.85	1.87	27	20	18	7	3	4	2	—	2
Direct retail lending (6)	11,796	9,375	8,249	4.27	4.07	4.10	503	381	338	122	20	102	43	(1)	44
Sales finance	9,914	9,975	9,022	3.12	2.86	2.80	310	286	253	24	26	(2)	33	6	27
Revolving credit	2,521	2,406	2,385	8.77	8.76	8.70	221	211	208	10	—	10	3	1	2
Residential mortgage (6)	30,184	30,252	31,528	4.05	4.15	4.20	1,224	1,255	1,325	(31)	(28)	(3)	(70)	(16)	(54)
Other lending subsidiaries	14,277	12,291	10,848	8.22	8.68	9.08	1,173	1,067	985	106	(59)	165	82	(45)	127
PCI	1,063	1,083	1,613	19.55	16.57	17.22	208	179	278	29	32	(3)	(99)	(10)	(89)
Total loans and leases HFI	139,794	126,100	117,272	4.31	4.27	4.42	6,028	5,379	5,188	649	62	587	191	(80)	271
LHFS	1,965	1,702	1,558	3.34	3.63	4.19	66	62	65	4	(5)	9	(3)	(9)	6
Total loans and leases	141,759	127,802	118,830	4.30	4.26	4.42	6,094	5,441	5,253	653	57	596	188	(89)	277
Total earning assets	191,240	172,673	161,252	3.78	3.75	3.90	7,226	6,473	6,286	753	76	667	187	(119)	306
Nonearning assets	27,705	24,674	23,843
Total assets	$218,945	$197,347	$185,095

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest checking	$27,595	$22,092	$18,731	0.14	0.08	0.07	$39	$18	$13	$21	$16	$5	$5	$2	$3
Money market and savings	62,966	56,592	49,728	0.20	0.19	0.15	123	107	74	16	5	11	33	22	11
Time deposits	16,619	16,405	22,569	0.51	0.66	0.67	85	107	151	(22)	(23)	1	(44)	(1)	(43)
Foreign office deposits - interest-bearing	1,034	593	722	0.38	0.12	0.07	4	1	1	3	2	1	—	—	—
Total interest-bearing deposits	108,214	95,682	91,750	0.23	0.24	0.26	251	233	239	18	—	18	(6)	23	(29)
Short-term borrowings	2,554	3,221	3,421	0.35	0.15	0.13	9	5	5	4	5	(1)	—	—	—
Long-term debt	22,791	23,343	22,210	2.13	2.13	2.36	485	497	525	(12)	—	(12)	(28)	(54)	26
Total interest-bearing liabilities	133,559	122,246	117,381	0.56	0.60	0.65	745	735	769	10	5	5	(34)	(31)	(3)
Noninterest-bearing deposits	49,255	42,816	37,327
Other liabilities	6,776	6,414	6,433
Shareholders’ equity	29,355	25,871	23,954
Total liabilities and shareholders’ equity	$218,945	$197,347	$185,095
Average interest rate spread				3.22%	3.15%	3.25%
NIM / net interest income				3.39%	3.32%	3.42%	$6,481	$5,738	$5,517	$743	$71	$662	$221	$(88)	$309
TE adjustment							$160	$146	$143
__________________

(1)
Yields are stated on a TE basis utilizing the marginal income tax rates for the periods presented. The change in interest not solely due to changes in yield/rate or volume has been allocated on a pro-rata basis based on the absolute dollar amount of each.

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

Provision for Credit Losses

2016 compared to 2015

The provision for credit losses was $572 million in 2016, compared to $428 million in the prior year. The increase in the provision for credit losses was driven by other lending subsidiaries and commercial and industrial loans, which reflects higher net charge-offs in these portfolios. The ratio of the ALLL to net charge-offs was 2.80x for 2016, compared to 3.36x for 2015.

Net charge-offs were 0.38% of average loans and leases held for investment for 2016, compared to 0.35% of average loans and leases held for investment during 2015. Net charge-offs were $532 million for 2016 compared to $436 million in 2015. Net charge-offs increased by $59 million in the other lending subsidiaries portfolio, driven by an increase in loss severity associated with used car values and loan growth. Commercial and industrial net charge-offs increased $44 million, primarily due to the energy portfolio.

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

Table 6
Noninterest Income

	Year Ended December 31,			% Change
				2016 vs. 2015	2015 vs. 2014
	2016	2015	2014
	(Dollars in millions)
Insurance income	$1,713	$1,596	$1,643	7.3%	(2.9)%
Service charges on deposits	664	631	632	5.2	(0.2)
Mortgage banking income	463	455	395	1.8	15.2
Investment banking and brokerage fees and commissions	408	398	387	2.5	2.8
Trust and investment advisory revenues	266	240	221	10.8	8.6
Bankcard fees and merchant discounts	237	218	207	8.7	5.3
Checkcard fees	195	174	163	12.1	6.7
Operating lease income	137	124	95	10.5	30.5
Income from bank-owned life insurance	123	113	110	8.8	2.7
FDIC loss share income, net	(142)	(253)	(343)	(43.9)	(26.2)
Securities gains (losses), net	46	(3)	(3)	NM	—
Other income	362	326	349	11.0	(6.6)
Total noninterest income	$4,472	$4,019	$3,856	11.3	4.2

2016 compared to 2015

Noninterest income was a record $4.5 billion for 2016, an increase of $453 million compared to 2015. This increase was across all categories and primarily reflects the impact from acquisitions.

Income from BB&T’s insurance agency/brokerage operations was the largest source of noninterest income in 2016. Insurance income totaled $1.7 billion for 2016, an increase of $117 million compared to 2015. The increase was largely the result of the acquisition of Swett and Crawford on April 1, 2016, which was partially offset by the impact from selling American Coastal in 2015.

FDIC loss share income improved by $111 million, primarily due to the termination of the loss sharing agreements during the third quarter of 2016.

Other income totaled $362 million for 2016, an increase of $36 million from 2015. This increase is primarily due to the $26 million loss on sale of American Coastal during the second quarter of 2015, $19 million for client derivatives revenues and $10 million of trading gains. These increases were partially offset by lower partnerships and other investment income, which was the result of an opportunistic sale that resulted in a $28 million gain during the third quarter of 2015.

2015 compared to 2014

Noninterest income was $4.0 billion for 2015, an increase of $163 million compared to 2014. This increase was driven by improved FDIC loss share income, higher mortgage banking income and higher operating lease income, partially offset by lower insurance income and lower other income.

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

Noninterest Expense

The following table provides a breakdown of BB&T’s noninterest expense:

Table 7
Noninterest Expense

	Year Ended December 31,			% Change
				2016 vs. 2015	2015 vs. 2014
	2016	2015	2014
	(Dollars in millions)
Personnel expense	$3,964	$3,469	$3,180	14.3%	9.1%
Occupancy and equipment expense	786	708	682	11.0	3.8
Software expense	224	192	174	16.7	10.3
Outside IT services	186	135	115	37.8	17.4
Amortization of intangibles	150	105	91	42.9	15.4
Regulatory charges	145	101	106	43.6	(4.7)
Professional services	102	130	139	(21.5)	(6.5)
Loan-related expense	95	150	267	(36.7)	(43.8)
Merger-related and restructuring charges, net	171	165	46	3.6	NM
Loss (gain) on early extinguishment of debt	(1)	172	122	(100.6)	41.0
Other expense	899	939	930	(4.3)	1.0
Total noninterest expense	$6,721	$6,266	$5,852	7.3	7.1

2016 compared to 2015

Noninterest expense totaled $6.7 billion for 2016, an increase of $455 million from 2015. This increase was primarily driven by higher personnel expense.

Personnel expense is the largest component of noninterest expense and includes salaries, wages and incentives, as well as pension and other employee benefit costs. Personnel expense totaled $4.0 billion, a $495 million increase compared to 2015. This increase was driven by a $284 million increase in salaries, which was primarily due to additional headcount from acquisitions. Incentives expense was higher $110 million due to performance against targets and acquisitions. Personnel expense also increased due to a $48 million increase in pension expense that reflects higher amortization, service and interest costs. Additionally, personnel expense reflects a $26 million increase in payroll taxes as a result of higher salaries and incentives.

Loss on early extinguishment of debt was down $173 million for 2016, as the prior year included a loss of $172 million, compared to a small gain for 2016.

Occupancy and equipment expense totaled $786 million for 2016, compared to $708 million for 2015. The increase reflects the acquisition activity. Software expense was higher $32 million compared to 2015, primarily reflecting higher depreciation on recent investments.

Outside IT services expense totaled $186 million for 2016, compared to $135 million in the prior year. This increase was due to higher costs related to projects.

Loan-related expense totaled $95 million for 2016, a decrease of $55 million compared to the prior year. This decrease is largely the result of a release of $31 million in reserves during the fourth quarter of 2016, which was primarily driven by lower anticipated loan repurchase requests.

Regulatory charges totaled $145 million for 2016, an increase of $44 million compared to the prior year. This increase reflects the impact from acquisitions and the surcharge assessed to large banks, which was implemented in the third quarter of 2016.

Other expense decreased $40 million primarily due to a net benefit of $73 million in the third quarter related to the settlement of certain legacy mortgage matters involving the origination of mortgage loans insured by the FHA. In addition, business referral expense decreased $16 million primarily due to the sale of American Coastal in the prior year. Partially offsetting these decreases was a $50 million charitable contribution that was also made in the third quarter.

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

Loan-related expense totaled $150 million for 2015, a decrease of $117 million compared to the prior year. This decrease is largely the result of lower claims and charge-offs in the current year, as well as charges recorded in the prior year of $33 million related to the FHA-insured loan origination process and $27 million related to a review of mortgage lending processes.

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

Merger-related and restructuring accruals are established when the costs are incurred or once all requirements for a plan to dispose of certain business functions have been approved by management. In general, a major portion of accrued costs are utilized in conjunction with or immediately following the systems conversion, when most of the duplicate positions are eliminated and the terminated employees begin to receive severance. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger and restructuring accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at December 31, 2016 are generally expected to be utilized within one year, unless they relate to specific contracts that expire later.

The following table presents a summary of activity with respect to merger-related and restructuring accruals:

Table 8
Merger-related and Restructuring Accrual Activity

	Year Ended December 31, 2016				Year Ended December 31, 2015
	Beginning Balance	Expense	Utilized	Ending Balance	Beginning Balance	Expense	Utilized	Ending Balance
	(Dollars in millions)
Severance and personnel-related	$26	$51	$(52)	$25	$2	$60	$(36)	$26
Occupancy and equipment	11	49	(39)	21	7	16	(12)	11
Professional services	13	14	(26)	1	17	34	(38)	13
Systems conversion and related costs	—	27	(26)	1	—	25	(25)	—
Other adjustments	2	30	(31)	1	5	30	(33)	2
Total	$52	$171	$(174)	$49	$31	$165	$(144)	$52

The 2016 costs primarily reflect the acquisitions of National Penn and Swett & Crawford, while the 2015 activities were largely related to Susquehanna.

Provision for Income Taxes

BB&T’s provision for income taxes totaled $1.1 billion, $794 million and $921 million for 2016, 2015 and 2014, respectively. BB&T’s effective tax rates for the years ended 2016, 2015 and 2014 were 30.2%, 27.2% and 29.5%, respectively. The differences in the effective tax rates for 2016, 2015 and 2014 were primarily due to adjustments for uncertain tax positions.

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

Refer to the "Income Taxes" note in the "Notes to Consolidated Financial Statements" for a reconciliation of the effective tax rate to the statutory tax rate and a discussion of uncertain tax positions and other tax matters.

Segment Results

See the note titled "Operating Segments" in the "Notes to Consolidated Financial Statements" for additional disclosures related to BB&T’s operating segments, the internal accounting and reporting practices used to manage these segments and financial disclosures for these segments.

Fluctuations in noninterest income and noninterest expense incurred directly by the segments are more fully discussed in the "Noninterest Income" and "Noninterest Expense" sections above. The operating results for Susquehanna and National Penn were included in Other, Treasury and Corporate prior to their systems conversions in mid-November 2015 and mid-July 2016, respectively. Post-conversion results are included in the segments that received the various lines of business, with the majority going to Community Banking.

Effective January 2017, several business activities were realigned within the segments as discussed in the "Operating Segments" note in the "Notes to Consolidated Financial Statements." The following discussion is based upon segment results before realignment.

2016 compared to 2015

Community Banking

Community Banking had 2,196 banking offices at the end of 2016, an increase of 57 offices compared to December 31, 2015. The increase in offices was primarily driven by the acquisition of 126 branches with the acquisition of National Penn, partially offset by the consolidation of nearby financial centers and the closure of certain lower volume branches.

Community Banking net income was $1.3 billion in 2016, an increase of $304 million, or 31.7%, compared to 2015, primarily driven by acquisitions.

Segment net interest income increased $728 million, driven by acquisition activity, deposit growth and higher funding spreads on deposits. Noninterest income increased $61 million, primarily due to higher service charges on deposits, checkcard fees and bankcard and merchant services fees.

The allocated provision for credit losses decreased $31 million, primarily the result of lower net charge-offs. Noninterest expense increased $226 million driven by higher personnel, occupancy and equipment expense, amortization of intangibles and allocated corporate expense all of which increased primarily due to acquisition activity.

Residential Mortgage Banking

Residential Mortgage Banking net income was $264 million in 2016, an increase of $24 million, or 10.0%, compared to 2015. Mortgage originations totaled $20.7 billion in 2016, an increase of $2.6 billion compared to $18.1 billion in 2015. BB&T’s residential mortgage servicing portfolio, which includes both retained loans and loans serviced for others, totaled $121.6 billion at the end of 2016, compared to $122.2 billion at December 31, 2015.

Segment net interest income decreased $9 million, primarily the result of lower interest rates on new loans. Noninterest income decreased $11 million driven by lower gains on residential mortgage loan production and sales.

The allocated provision for credit losses increased $36 million driven by a decline in the rate of improvement in credit trends compared to the prior year. Noninterest expense decreased $110 million driven by the previously discussed settlement of FHA-insured mortgage loan matters in the current year, a decline in foreclosure related expenses, the release of $31 million in repurchase reserves during the fourth quarter of 2016 and a decline in professional services, which was partially offset by higher personnel expense.

Dealer Financial Services

Dealer Financial Services net income was $174 million in 2016, essentially flat compared to 2015.

Segment net interest income increased $41 million, primarily due to the addition of Susquehanna’s consumer auto leasing business and growth in the Regional Acceptance loan portfolio.

The allocated provision for credit losses increased $43 million, driven by higher net charge-offs in the Regional Acceptance loan portfolio due to an increase in loss severity associated with used car values and loan growth.

Dealer Financial Services grew average loans by $843 million, or 6.1%, compared to 2015 primarily as a result of the acquisition of Susquehanna’s consumer auto leasing business and growth in dealer floor plan and the Regional Acceptance loan portfolio.

Specialized Lending

Specialized Lending net income was $236 million in 2016, essentially flat compared to 2015.

Segment net interest income increased $56 million, primarily attributable to the addition of Susquehanna’s small business equipment finance group as well as growth in the small ticket dealer-based finance portfolio, partially offset by a decline in loan spreads. Noninterest income increased $37 million, driven by higher commercial mortgage banking income and operating lease income.

The allocated provision for credit losses increased $27 million, driven by higher net charge-offs in the commercial finance, small business equipment finance and small ticket dealer-based finance portfolios. Noninterest expense increased $46 million, primarily due to higher personnel expense, restructuring charges and depreciation of property under operating leases related to growth in the lease portfolio and asset write-downs. Allocated corporate expense increased by $18 million, primarily attributable to investments in the segment’s corporate support functions.

Specialized Lending grew average loans by $2.2 billion, or 14.9%, compared to 2015 as a result of the acquisition of Susquehanna’s small business equipment finance portfolio and strong growth in small ticket consumer, commercial mortgage, equipment finance, governmental finance loans and mortgage warehouse lending.

Insurance Holdings

Insurance Holdings net income was $154 million in 2016, a decrease of $28 million, or 15.4%, compared to 2015.

Noninterest income increased $118 million, which primarily reflects the acquisition of Swett and Crawford and higher property and casualty insurance, employee benefit commissions and life insurance, partially offset by the sale of American Coastal in the second quarter of 2015.

Noninterest expense increased $122 million, driven by higher personnel expense primarily attributable to the Swett and Crawford acquisition, partially offset by lower business referral and insurance claims expense driven by the sale of American Coastal. Amortization of intangibles increased $13 million due to the Swett and Crawford acquisition, while allocated corporate expense increased $12 million driven by acquisitions and additional information technology investments.

Financial Services

Financial Services net income was $318 million in 2016, essentially flat compared to 2015.

Segment net interest income increased $99 million, primarily driven by higher loan and deposit balances and higher funding spreads on deposits for both Corporate Banking and BB&T Wealth. Noninterest income increased $38 million, primarily driven by higher trust and investment advisory revenues, client derivatives revenues and investment banking and brokerage fees and commissions, partially offset by lower income from SBIC equity investments.

The allocated provision for credit losses increased $60 million, primarily driven by higher net charge-offs within the energy sector for the Corporate Banking loan portfolio. Noninterest expense increased $70 million compared to the prior year, primarily due to higher personnel expense and restructuring charges.

Financial Services continues to generate significant loan growth through expanded lending strategies, with Corporate Banking’s average loan balances increasing $2.1 billion, or 17.7%, compared to 2015, while BB&T Wealth’s average loan balances increased $213 million, or 14.3%. Corporate Banking’s average transaction account deposits grew $495 million, or 31.3%, while BB&T Wealth grew transaction account balances by $743 million, or 19.9%, and money market and savings balances by $808 million, or 10.5%, compared to 2015, partially attributable to the ongoing identification and servicing of wealth clients in the Community Bank. Client invested assets totaled $143.7 billion as of December 31, 2016, an increase of $13.1 billion, or 10.0%, compared to 2015.

Other, Treasury and Corporate

Other, Treasury and Corporate net income was $32 million in 2016, an increase of $25 million compared to 2015.

Segment net interest income decreased $185 million due to the inclusion of Susquehanna for a portion of the prior year, partially offset by growth in the securities portfolio and the inclusion of National Penn for part of 2016.

Noninterest income increased $208 million, which reflects improved FDIC loss share income primarily due to the third quarter early termination, securities gains on the investment portfolio and the prior year loss on sale of American Coastal.

Noninterest expense increased $58 million due to higher personnel, occupancy and equipment, IT professional services and software expense, as well as higher regulatory charges and charitable contributions. These increases were partially offset by the previously discussed loss on early extinguishment of debt in the prior year and the inclusion of Susquehanna for a portion of prior year. Allocated corporate expense decreased by $178 million compared to the prior year, reflecting increases in corporate expense allocated to the operating segments.

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

Community Banking net income was $960 million in 2015, an increase of $50 million, or 5.5%, compared to 2014. Net income results include the impact of acquisitions as described previously.

Segment net interest income increased $155 million, primarily driven by growth in commercial loans and direct retail loans due to organic growth and the acquisitions, partially offset by lower interest rates on new loans.

Noninterest income decreased $18 million driven by lower service charges on deposits, international factoring commissions and letter of credit fees. Intersegment net referral fee income increased $15 million driven by higher loan referrals to the Residential Mortgage Banking segment and higher capital markets referrals to the Financial Services segment.

The allocated provision for credit losses decreased $56 million as a result of lower commercial and retail loan net charge-offs. Noninterest expense increased $88 million driven by higher salary, incentive, pension and franchise tax expense as well as higher merger-related charges. The increase in salary expense reflects the acquisition activity. Allocated corporate expense increased $21 million driven by internal business initiatives.

Residential Mortgage Banking

Residential Mortgage Banking net income was $240 million in 2015, an increase of $36 million, or 17.6%, compared to 2014. Mortgage originations totaled $18.1 billion in 2015, an increase of $706 million compared to $17.4 billion in 2014. BB&T’s residential mortgage servicing portfolio, which includes both retained loans and loans serviced for others, totaled $122.2 billion at the end of 2015, compared to $122.3 billion at December 31, 2014.

Segment net interest income decreased $46 million, primarily the result of lower loans HFI balances reflecting the current strategy of selling substantially all conforming mortgage loan production, partially offset by higher credit spreads. Noninterest income increased $45 million, driven by higher gains on residential mortgage loan production and sales and an increase in net MSR income, primarily due to improved MSR hedging results.

The allocated provision for credit losses reflected a charge of $9 million in 2015, compared to a benefit of $107 million in 2014, partially attributable to stabilization in the rate of improvement in credit trends. Earlier period results reflect the impact of loan sales that generated a combined $66 million in gains through the release of the related ALLL. Noninterest expense decreased $177 million, primarily due to prior-year adjustments totaling $118 million relating to the previously discussed FHA-insured loan exposures and a $27 million prior-year charge related to a review of mortgage processes. The decrease in noninterest expense was also partially attributable to lower costs associated with repurchased loans.

Dealer Financial Services

Dealer Financial Services net income was $177 million in 2015, a decrease of $6 million, or 3.3%, compared to 2014.

Segment net interest income increased $53 million, primarily driven by growth in the Dealer Finance and Regional Acceptance loan portfolios, the inclusion of dealer floor plan loans in the segment results beginning in the first quarter of 2015 and the acquisition of Susquehanna’s consumer auto leasing business.

The allocated provision for credit losses increased $16 million, primarily due to higher charge-offs. Noninterest expense increased $37 million driven by higher personnel, professional services, loan-related expense and other expenses.

Dealer Financial Services grew average loans by $911 million, or 7.1%, compared to 2014 as a result of strong growth in the prime and nonprime auto lending businesses and the acquisition of Susquehanna’s consumer auto leasing business.

Specialized Lending

Specialized Lending net income was $235 million in 2015, an increase of $20 million, or 9.3%, compared to 2014.

Segment net interest income increased $44 million, driven by strong growth in small ticket consumer loans and the acquisition of Susquehanna’s small business equipment finance portfolio, partially offset by lower rates on new loans. Noninterest income increased $38 million driven by higher commercial mortgage and operating lease income.

The allocated provision for credit losses increased $7 million, primarily due to higher net charge-offs in the small ticket consumer and commercial finance loan portfolios. Noninterest expense increased $44 million, primarily due to higher personnel expense and higher depreciation of property under operating leases.

Specialized Lending grew average loans by $2.1 billion, or 16.1%, compared to 2014 as a result of strong growth in small ticket consumer, commercial mortgage and governmental finance loans and the acquisition of the small business equipment finance portfolio.

Insurance Holdings

Insurance Holdings net income was $182 million in 2015, a decrease of $51 million, or 21.9%, compared to 2014.

Insurance Holdings noninterest income of $1.6 billion decreased $55 million, which primarily reflects lower direct commercial property and casualty insurance premiums due to the previously discussed sale of American Coastal, partially offset by higher new and renewal commercial property and casualty insurance business.

Noninterest expense increased $1 million driven by higher salary, employee insurance and pension expense as well as higher merger-related charges, partially offset by lower business referral and insurance claims expense. Allocated corporate expenses increased $13 million primarily due to the centralization of certain corporate support functions during mid-2014.

Financial Services

Financial Services net income was $322 million in 2015, an increase of $40 million, or 14.2%, compared to 2014.

Segment net interest income increased $83 million, driven by Corporate Banking and BB&T Wealth loan and deposit growth, partially offset by lower rates on new loans. Noninterest income increased $70 million as a result of higher investment commissions and brokerage fees, trust and investment advisory fees, commercial unused commitment fees and income from SBIC private equity investments. Client invested assets totaled $130.6 billion as of December 31, 2015, an increase of $11.7 billion, or 9.8%, compared to 2014.

The allocated provision for credit losses increased $40 million as a result of the Corporate Banking loan growth, portfolio mix and risk expectations related to the energy sector. Noninterest expense increased $46 million compared to 2014, driven by higher salary, incentive, pension and professional services expense.

Financial Services generated strong loan growth, with Corporate Banking’s average loan balances increasing $2.8 billion, or 30.4%, compared to 2014, while BB&T Wealth’s average loan balances increased $367 million, or 32.7%. BB&T Wealth also grew transaction account balances by $595 million, or 21.5%, and money market and savings balances by $974 million, or 14.5%, compared to 2014.

Other, Treasury and Corporate

Other, Treasury and Corporate net income was $7 million in 2015 compared to net income of $179 million in 2014.

Segment net interest income decreased $71 million, driven by lower average PCI loan balances as well as lower yields on the securities portfolio, partially offset by higher funding spreads on deposits. Noninterest income increased $85 million, primarily due to improved FDIC loss share income, partially offset by the loss on the previously discussed sale of American Coastal.

The allocated provision for credit losses reflected a benefit of $10 million in 2015, compared to a benefit of $64 million in 2014, primarily due to a release in the RUFC in the earlier period driven by improvements related to the mix of unfunded lending exposures and a lower provision benefit for PCI loans.

Noninterest expense increased $361 million, driven by higher salary, employee insurance and pension expense, partially attributable to the Susquehanna acquisition, as well as higher IT professional services and software expense, franchise taxes, loss on early extinguishment of FHLB advances and merger-related charges. Intersegment net referral fee expenses decreased $22 million driven largely by higher mortgage loan referrals shared by other segments. Allocated corporate expense decreased $52 million compared to the earlier period as a result of higher expense allocations to the other segments related to internal business initiatives and the continued centralization of certain support functions into the respective allocated corporate centers.

Analysis of Financial Condition

Investment Activities

BB&T’s board-approved investment policy is carried out by the MRLCC, which meets regularly to review the economic environment and establish investment strategies. The MRLCC also has much broader responsibilities, which are discussed in the "Market Risk Management" section in "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Investment strategies are reviewed by the MRLCC based on the interest rate environment, balance sheet mix, actual and anticipated loan demand, funding opportunities and the overall interest rate sensitivity of the Company. In general, the goals of the investment portfolio are: (i) to provide a sufficient margin of liquid assets to meet unanticipated deposit and loan fluctuations and overall funds management objectives; (ii) to provide eligible securities to secure public funds, trust deposits as prescribed by law and other borrowings; and (iii) to earn an optimal return on funds invested commensurate with meeting the requirements of (i) and (ii) and consistent with our risk appetite.

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

The following table provides information regarding the composition of the securities portfolio for the years presented:

Table 9
Composition of Securities Portfolio

	December 31,
	2016	2015	2014
	(Dollars in millions)
AFS securities (at fair value):
U.S. Treasury	$2,587	$1,832	$1,231
GSE	180	51	—
Agency MBS	21,264	20,046	16,154
States and political subdivisions	2,205	2,375	2,286
Non-agency MBS	679	989	1,195
Other	11	4	41
Total AFS securities	26,926	25,297	20,907

HTM securities (at amortized cost):
U.S. Treasury	1,098	1,097	1,096
GSE	2,197	5,045	5,394
Agency MBS	13,225	12,267	13,120
States and political subdivisions	110	63	22
Other	50	58	608
Total HTM securities	16,680	18,530	20,240
Total securities	$43,606	$43,827	$41,147

The securities portfolio totaled $43.6 billion at December 31, 2016, compared to $43.8 billion at December 31, 2015. The overall portfolio was relatively flat compared to the prior year, with a slight change in the mix between AFS and HTM as new purchases and reinvestments were directed to the AFS portfolio.

As of December 31, 2016, approximately 7.5% of the securities portfolio was variable rate, compared to 12.4% as of December 31, 2015. The effective duration of the securities portfolio was 4.8 years at December 31, 2016, compared to 4.0 years at the end of 2015. The duration of the securities portfolio excludes equity securities and certain non-agency MBS acquired from the FDIC.

Agency MBS represented 79.1% of the total securities portfolio at year-end 2016, compared to 73.7% as of prior year end.

BB&T transferred $517 million of HTM securities to AFS during the third quarter of 2015. These securities, which were sold by the end of the third quarter, represented investments in student loans for which there was a significant increase in risk weighting as a result of the implementation of Basel III.

Refer to the "Securities" note in the "Notes to Consolidated Financial Statements" for additional disclosures related to the evaluation of securities for OTTI.

The following table presents the securities portfolio at December 31, 2016, segregated by major category with ranges of maturities and average yields disclosed:

Table 10
Securities Yields By Major Category and Maturity

	December 31, 2016
	AFS		HTM
	Fair Value	Effective Yield (1)	Amortized Cost	Effective Yield (1)
	(Dollars in millions)
U.S. Treasury:
Within one year	$246	0.75%	$—	—%
One to five years	696	1.23	1,098	2.21
Five to ten years	1,645	1.40	—	—
Total	2,587	1.29	1,098	2.21

GSE:
One to five years	—	—	582	2.29
Five to ten years	167	1.49	1,615	2.18
After ten years	13	2.60	—	—
Total	180	1.57	2,197	2.21

Agency MBS: (2)
One to five years	4	3.69	—	—
Five to ten years	9	2.22	—	—
After ten years	21,251	1.99	13,225	2.26
Total	21,264	1.99	13,225	2.26

States and political subdivisions: (3)
Within one year	18	5.19	—	—
One to five years	318	5.91	3	2.12
Five to ten years	759	5.62	73	1.16
After ten years	1,110	6.33	34	1.45
Total	2,205	6.02	110	1.28

Non-agency MBS: (2)
After ten years	679	18.12	—	—
Total	679	18.12	—	—

Other:
Within one year	11	0.17	—	—
After ten years	—	—	50	2.16
Total	11	0.17	50	2.16

Total securities	$26,926	2.66	$16,680	2.24
__________________

(1)	Yields represent interest computed using the effective interest method on a TE basis using marginal income tax rates and the amortized cost of the securities.

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

Table 11
Quarterly Average Balances of Loans and Leases

	For the Three Months Ended
	12/31/2016	9/30/2016	6/30/2016	3/31/2016	12/31/2015
	(Dollars in millions)
Commercial and industrial	$51,306	$51,508	$51,646	$48,013	$48,047
CRE-income producing properties	14,566	14,667	14,786	13,490	13,264
CRE-construction and development	3,874	3,802	3,669	3,619	3,766
Dealer floor plan	1,367	1,268	1,305	1,239	1,164
Direct retail lending	12,046	11,994	12,031	11,107	10,896
Sales finance	10,599	9,339	9,670	10,049	10,533
Revolving credit	2,608	2,537	2,477	2,463	2,458
Residential mortgage	30,044	30,357	30,471	29,864	30,334
Other lending subsidiaries	14,955	14,742	13,961	13,439	13,281
PCI	974	1,052	1,130	1,098	1,070
Total loans and leases HFI	142,339	141,266	141,146	134,381	134,813
LHFS	2,230	2,423	1,951	1,247	1,377
Total loans and leases	$144,569	$143,689	$143,097	$135,628	$136,190

Average loans held for investment for the fourth quarter of 2016 were $142.3 billion, up $1.1 billion compared to the third quarter of 2016. The increase was driven by sales finance loans. There was also modest growth in other lending subsidiaries loans, which was offset by a continued decline in residential mortgage loans.

Average sales finance loans increased $1.3 billion, primarily due to a $1.0 billion portfolio acquisition late in the third quarter of 2016 and a $1.9 billion portfolio acquisition in the fourth quarter. These increases were partially offset by the continued effects of dealer pricing structure changes implemented during 2015 and also reflect the continued runoff of the auto lease portfolio obtained in connection with the Susquehanna acquisition.

The following table excludes sales finance and retail other lending subsidiaries loans as the substantial majority of those loans have fixed interest rates:

Table 12
Variable Rate Loans (Excluding PCI and LHFS)

December 31, 2016	Outstanding Balance	Wtd. Avg. Contractual Rate	Wtd. Avg. Remaining Term
	(Dollars in millions)
Commercial:
Commercial and industrial	$35,851	2.60%	3.0	yrs
CRE-income producing properties	10,755	3.27	4.6
CRE-construction and development	3,597	3.56	2.7
Dealer floor plan (1)	1,413	2.08	NM
Other lending subsidiaries	797	2.70	1.8
Retail:
Direct retail lending (2)	9,945	3.72	8.4
Revolving credit	2,352	9.79	NM
Residential mortgage-nonguaranteed	5,805	3.50	24.6
Residential mortgage-government guaranteed	25	3.05	19.2
__________________

(1)	The weighted average remaining term for dealer floor plan is excluded as the balance primarily represents loans that are callable on demand.

(2)	Margin loans totaling $90 million have been excluded because they do not have a contractual end date and are callable on demand.

As of December 31, 2016, approximately $258 million of variable rate residential mortgage loans are currently in an interest-only phase. Approximately 94.8% of these balances will begin amortizing within the next three years. Variable rate residential mortgage loans typically reset every 12 months beginning after a 3 to 10 year fixed period, with an annual cap on rate changes ranging from 2.0% to 6.0%.

As of December 31, 2016, the direct retail lending portfolio includes $8.7 billion of variable rate home equity lines, $946 million of variable rate other lines of credit and $326 million of variable rate loans. Approximately $6.4 billion of the variable rate home equity lines is currently in the interest-only phase and approximately 8.5% of these balances will begin amortizing within the next three years. Approximately $788 million of the outstanding balance of variable rate other lines of credit is in the interest-only phase and 23.2% of these balances will begin amortizing within the next three years. Variable rate home equity lines and other lines of credit typically reset on a monthly basis.

BB&T monitors the performance of its home equity loans and lines secured by second liens similarly to other consumer loans and utilizes assumptions specific to these loans in determining the necessary ALLL. BB&T also receives notification when the first lien holder, whether BB&T or another financial institution, has initiated foreclosure proceedings against the borrower. When notified that the first lien is in the process of foreclosure, BB&T obtains valuations to determine if any additional charge-offs or reserves are warranted. These valuations are updated at least annually thereafter.

BB&T has limited ability to monitor the delinquency status of the first lien, unless the first lien is held or serviced by BB&T. As a result, using migration assumptions that are based on historical experience and adjusted for current trends, BB&T estimates the volume of second lien positions where the first lien is delinquent and adjusts the ALLL to reflect the increased risk of loss on these credits. Finally, BB&T also provides additional reserves to second lien positions when the estimated combined current loan to value ratio for the credit exceeds 100%. As of December 31, 2016, BB&T held or serviced the first lien on 31.5% of its second lien positions.

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

BB&T lends to a diverse customer base that is substantially located within the Company’s primary market area. At the same time, the loan portfolio is geographically dispersed throughout BB&T’s branch network to mitigate concentration risk arising from local and regional economic downturns. Refer to the "Risk Management" section for a discussion of each of the loan portfolios and the credit risk management policies used to manage the portfolios.

The following table presents the loan portfolio based upon BB&T’s BUs:

Table 13
Composition of Loan and Lease Portfolio

	December 31,
	2016	2015	2014	2013	2012
	(Dollars in millions)
Commercial:
Commercial and industrial	$51,719	$48,430	$41,454	$38,508	$38,295
CRE-income producing properties	14,538	13,421	10,722	10,228	9,861
CRE-construction and development	3,819	3,732	2,735	2,382	2,861
Dealer floor plan	1,413	1,215	1,091	904	431
Other lending subsidiaries	7,691	6,795	5,356	4,502	4,138
Retail:
Direct retail lending (1)	12,092	11,140	8,146	15,869	15,817
Sales finance	11,267	10,327	9,509	8,478	7,305
Revolving credit	2,655	2,510	2,460	2,403	2,330
Residential mortgage-nonguaranteed (1)	29,022	29,663	30,107	23,513	23,189
Residential mortgage-government guaranteed	899	870	983	1,135	1,083
Other lending subsidiaries	7,297	6,726	6,106	5,960	5,999
PCI	910	1,122	1,215	2,035	3,294
Total loans and leases HFI	143,322	135,951	119,884	115,917	114,603
LHFS	1,716	1,035	1,423	1,222	3,761
Total loans and leases	$145,038	$136,986	$121,307	$117,139	$118,364
__________________
(1) During the first quarter of 2014, $8.3 billion of loans were transferred from direct retail lending to residential mortgage.

Loans and leases HFI were $143.3 billion at December 31, 2016, an increase of $7.4 billion compared to the prior year. This increase reflects the impact of the April 1, 2016 acquisition of National Penn, which contributed $6.0 billion in loans.

Commercial and industrial loans were up $3.3 billion, other lending subsidiaries loans were up $1.5 billion, CRE-income producing properties loans were up $1.1 billion and direct retail lending loans were up $952 million, all of which were primarily due to the acquisition of National Penn.

Sales finance loans were up $940 million over the prior year, primarily due to a $1.0 billion portfolio acquisition late in the third quarter of 2016 and a $1.9 billion portfolio acquisition during the fourth quarter. These increases were partially offset by the continued effects of dealer pricing structure changes implemented during 2015 and also reflect the continued runoff of the auto lease portfolio obtained in connection with the Susquehanna acquisition.

The $612 million decline in residential mortgage balances reflects the continuing strategy to sell conforming residential mortgage loan production.

The PCI loan portfolio, which totaled $910 million at December 31, 2016, continued to runoff during the year, partially offset by the addition of $124 million of PCI loans in connection with the National Penn acquisition.

The majority of loans are with clients in domestic market areas, which are primarily concentrated in the southeastern United States. International loans were immaterial as of December 31, 2016 and 2015.

Table 14
Commercial Loan Maturities and Interest Sensitivity

	December 31, 2016
	1 Year or Less	Over 1 to 5 Years	After 5 Years	Total
	(Dollars in millions)
Fixed rate:
Commercial and industrial	$878	$5,971	$9,019	$15,868
CRE-income producing properties	353	2,338	1,092	3,783
CRE-construction and development	28	128	66	222
Other lending subsidiaries	2,531	2,881	1,482	6,894
Total fixed rate	3,790	11,318	11,659	26,767
Variable rate:
Commercial and industrial	18,453	9,484	7,914	35,851
CRE-income producing properties	1,086	5,786	3,883	10,755
CRE-construction and development	1,128	1,830	639	3,597
Dealer floor plan	1,413	—	—	1,413
Other lending subsidiaries	57	631	109	797
Total variable rate	22,137	17,731	12,545	52,413
Total commercial loans and leases	$25,927	$29,049	$24,204	$79,180

Asset Quality

The following discussion includes PCI loans, which are considered performing due to the application of the expected cash flows method and totaled $910 million at December 31, 2016 and $1.1 billion in the prior year.

Potential problem loans include loans on nonaccrual status or past due as disclosed in Table 16. In addition, for the commercial portfolio segment, loans that are rated special mention or substandard performing are closely monitored by management as potential problem loans. Refer to the "Loans and ACL" note in the "Notes to Consolidated Financial Statements" for additional disclosures related to these potential problem loans.

TDRs generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term. As a result, BB&T will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. To facilitate this process, a concessionary modification that would not otherwise be considered may be granted, resulting in classification of the loan as a TDR. Trial modifications are excluded from the following discussion because the specific types and amounts of concessions offered to borrowers frequently change between the trial modification and the permanent modification. Refer to the "Summary of Significant Accounting Policies" note in the "Notes to Consolidated Financial Statements" for additional policy information regarding TDRs.

The following table presents activity related to NPAs. Foreclosed real estate acquired from the FDIC is excluded for periods prior to the loss share termination.

Table 15
Rollforward of NPAs
	Year Ended December 31,
	2016	2015
	(Dollars in millions)
Balance at beginning of year	$686	$726
New NPAs	1,716	1,266
Advances and principal increases	253	85
Disposals of foreclosed assets (1)	(516)	(484)
Disposals of NPLs (2)	(302)	(165)
Charge-offs and losses	(279)	(246)
Payments	(586)	(358)
Transfers to performing status	(179)	(149)
Foreclosed real estate, included as a result of loss share termination	17	—
Other, net	3	11
Balance at end of year	$813	$686
__________________

(1)	Includes charge-offs and losses recorded upon sale of $210 million and $170 million for the year ended December 31, 2016 and 2015, respectively.

(2)	Includes charge-offs and losses recorded upon sale of $30 million and $17 million for the year ended December 31, 2016 and 2015, respectively.

NPAs, which include foreclosed real estate, repossessions and NPLs, totaled $813 million at December 31, 2016 compared to $712 million (or $686 million excluding foreclosed real estate acquired from the FDIC) at December 31, 2015. This increase consisted of a $160 million increase in NPLs partially offset by a $59 million decrease in foreclosed real estate and other property.

The increase in NPLs is primarily due to commercial and industrial NPLs that were downgraded as a result of a review of shared national credits in the energy lending portfolio during the first quarter, partially offset by the sale of several energy-related credits during the year.

NPAs as a percentage of loans and leases plus foreclosed property were 0.57% at December 31, 2016 compared with 0.52% at December 31, 2015.

The following tables summarize asset quality information for the past five years.

Table 16
Asset Quality

	December 31,
	2016	2015	2014	2013	2012
	(Dollars in millions)
Nonaccrual loans and leases:
Commercial and industrial (1)	$363	$237	$239	$363	$545
CRE-income producing properties	40	38	74	113	171
CRE-construction and development	17	13	26	51	170
Direct retail lending	63	43	48	109	132
Sales finance	6	7	5	5	7
Residential mortgage-nonguaranteed (2)	172	173	164	243	269
Residential mortgage-government guaranteed	—	—	2	—	—
Other lending subsidiaries	75	65	58	51	86
Total nonaccrual loans and leases (1)(2)	736	576	616	935	1,380
Foreclosed real estate	37	82	87	71	107
Foreclosed real estate-acquired from FDIC	13	26	56	121	254
Other foreclosed property	27	28	23	47	49
Total NPAs (1)(2)	$813	$712	$782	$1,174	$1,790

Performing TDRs:
Commercial and industrial	$55	$49	$64	$77	$77
CRE-income producing properties	16	13	27	50	53
CRE-construction and development	9	16	30	39	35
Direct retail lending (3)	67	72	84	187	197
Sales finance	16	17	19	17	19
Revolving credit	29	33	41	48	56
Residential mortgage-nonguaranteed (3)(4)	332	288	261	785	769
Residential mortgage-government guaranteed	420	316	360	376	313
Other lending subsidiaries	226	178	164	126	121
Total performing TDRs (4)	$1,170	$982	$1,050	$1,705	$1,640

Loans 90 days or more past due and still accruing:
Commercial and industrial	$—	$—	$—	$—	$1
Direct retail lending	6	7	12	33	38
Sales finance	6	5	5	5	10
Revolving credit	12	10	9	10	16
Residential mortgage-nonguaranteed	79	55	83	69	91
Residential mortgage-government guaranteed	443	486	648	807	769
Other lending subsidiaries	—	—	—	5	10
PCI	90	114	188	304	442
Total loans 90 days or more past due and still accruing	$636	$677	$945	$1,233	$1,377

Loans 30-89 days past due and still accruing:
Commercial and industrial	$27	$36	$23	$35	$42
CRE-income producing properties	6	13	4	8	11
CRE-construction and development	2	9	1	2	3
Direct retail lending	60	58	41	132	145
Sales finance	76	72	62	56	56
Revolving credit	23	22	23	23	23
Residential mortgage-nonguaranteed	393	397	392	454	477
Residential mortgage-government guaranteed	132	78	82	92	89
Other lending subsidiaries	322	304	237	221	290
PCI	36	42	33	88	135
Total loans 30-89 days past due and still accruing	$1,077	$1,031	$898	$1,111	$1,271

__________________

(1)	During 2016, approximately $191 million of nonaccrual energy-related loans were sold.

(2)	During 2014, approximately $121 million of nonaccrual residential mortgage loans were sold.

(3)	During 2014, approximately $94 million of performing TDRs were transferred from direct retail lending to residential mortgage.

(4)	During 2014, approximately $540 million of performing residential mortgage TDRs were sold.

BB&T’s performing TDRs totaled $1.2 billion at December 31, 2016, an increase of $188 million compared to the prior year. This increase includes a $148 million increase for residential mortgage loans, which was primarily the result of the permanent restructuring of certain mortgage loan modifications that successfully completed their trial periods and of implementing a change in the strategy of repurchasing loans from GNMA pools that BB&T has the right but not the obligation to repurchase.

Loans 90 days or more past due and still accruing interest totaled $636 million at December 31, 2016, compared with $677 million at prior year-end, a decline of $41 million. This decline includes a $43 million reduction for past due government guaranteed residential mortgage loans, which reflects general improvements in credit quality within that portfolio.

Loans 30-89 days past due totaled $1.1 billion at December 31, 2016, an increase of $46 million compared to the prior year, primarily due to higher loan balances.

Table 17
Asset Quality Ratios

	As Of / For The Year Ended December 31,
	2016		2015		2014		2013		2012
Asset Quality Ratios:
Loans 30-89 days past due and still accruing as a percentage of loans and leases HFI	0.75%		0.76%		0.75%		0.96%		1.11%
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI	0.44		0.50		0.79		1.06		1.20
NPLs as a percentage of loans and leases HFI	0.51		0.42		0.51		0.81		1.20
NPAs as a percentage of:
Total assets	0.37		0.34		0.42		0.64		0.97
Loans and leases HFI plus foreclosed property	0.57		0.52		0.65		1.01		1.56
Net charge-offs as a percentage of average loans and leases HFI	0.38		0.35		0.46		0.69		1.17
ALLL as a percentage of loans and leases HFI	1.04		1.07		1.23		1.49		1.76
Ratio of ALLL to:
Net charge-offs	2.80	x	3.36	x	2.74	x	2.19	x	1.56	x
NPLs	2.03		2.53		2.39		1.85		1.46

Asset Quality Ratios (Excluding Government Guaranteed and PCI): (1)
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI	0.07%		0.06%		0.09%		0.11%		0.15%
__________________

(1)
These asset quality ratios have been adjusted to remove the impact of government guaranteed and PCI assets. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios.

The following table provides a summary of performing TDR activity:

Table 18
Rollforward of Performing TDRs
	Year Ended December 31,
	2016	2015
	(Dollars in millions)
Balance at beginning of year	$982	$1,050
Inflows	681	448
Payments and payoffs	(216)	(224)
Charge-offs	(41)	(44)
Transfers to nonperforming TDRs, net	(68)	(85)
Removal due to the passage of time	(54)	(31)
Non-concessionary re-modifications	—	(2)
Sold and transferred to LHFS	(114)	(130)
Balance at end of year	$1,170	$982

Payments and payoffs include scheduled principal payments, prepayments and payoffs of amounts outstanding. Transfers to nonperforming TDRs represent loans that no longer meet the requirements necessary to reflect the loan in accruing status.

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

Table 19
Payment Status of TDRs
	December 31, 2016
	Current		Past Due 30-89 Days		Past Due 90 Days Or More		Total
	(Dollars in millions)
Performing TDRs (1):
Commercial and industrial	$55	100.0%	$—	—%	$—	—%	$55
CRE-income producing properties	16	100.0	—	—	—	—	16
CRE-construction and development	9	100.0	—	—	—	—	9
Direct retail lending	64	95.5	3	4.5	—	—	67
Sales finance	15	93.8	1	6.2	—	—	16
Revolving credit	24	82.8	4	13.8	1	3.4	29
Residential mortgage-nonguaranteed	259	78.0	47	14.2	26	7.8	332
Residential mortgage-government guaranteed	170	40.5	73	17.4	177	42.1	420
Other lending subsidiaries	188	83.2	38	16.8	—	—	226
Total performing TDRs	800	68.4	166	14.2	204	17.4	1,170
Nonperforming TDRs (2)	101	55.2	16	8.7	66	36.1	183
Total TDRs	$901	66.6	$182	13.4	$270	20.0	$1,353
__________________

(1)	Past due performing TDRs are included in past due disclosures.

(2)	Nonperforming TDRs are included in NPL disclosures.

ACL

Information related to the ACL is presented in the following table:

Table 20
Analysis of ACL

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in millions)
Beginning balance	$1,550	$1,534	$1,821	$2,048	$2,285
Provision for credit losses (excluding PCI)	574	430	280	587	1,044
Provision for PCI loans	(2)	(2)	(29)	5	13
Charge-offs:
Commercial and industrial	(128)	(81)	(131)	(248)	(337)
CRE-income producing properties	(8)	(20)	(31)	(74)	(150)
CRE-construction and development	(1)	(4)	(11)	(58)	(245)
Direct retail lending (1)	(53)	(54)	(69)	(148)	(224)
Sales finance	(29)	(26)	(23)	(23)	(26)
Revolving credit	(69)	(70)	(71)	(85)	(81)
Residential mortgage-nonguaranteed (1)	(35)	(40)	(82)	(79)	(135)
Residential mortgage-government guaranteed	(5)	(6)	(2)	(2)	(1)
Other lending subsidiaries	(358)	(286)	(269)	(255)	(225)
PCI	(15)	(1)	(21)	(19)	(34)
Total charge-offs	(701)	(588)	(710)	(991)	(1,458)

Recoveries:
Commercial and industrial	40	37	42	47	17
CRE-income producing properties	8	7	14	20	9
CRE-construction and development	11	11	19	31	45
Direct retail lending (1)	26	29	29	38	36
Sales finance	12	9	9	9	10
Revolving credit	20	20	19	17	18
Residential mortgage-nonguaranteed (1)	3	3	7	3	3
Other lending subsidiaries	49	36	33	34	26
Total recoveries	169	152	172	199	164
Net charge-offs	(532)	(436)	(538)	(792)	(1,294)
Other changes, net	9	24	—	(27)	—
Ending balance	$1,599	$1,550	$1,534	$1,821	$2,048

ALLL (excluding PCI loans)	$1,445	$1,399	$1,410	$1,618	$1,890
Allowance for PCI loans	44	61	64	114	128
RUFC	110	90	60	89	30
Total ACL	$1,599	$1,550	$1,534	$1,821	$2,048
__________________

(1)
During the first quarter of 2014, $8.3 billion of loans were transferred from direct retail lending to residential mortgage. Charge-offs and recoveries have been reflected in these line items based upon the date the loans were transferred.

The ACL consists of the ALLL, which is presented separately on the Consolidated Balance Sheets, and the RUFC, which is included in other liabilities on the Consolidated Balance Sheets. The ACL totaled $1.6 billion at December 31, 2016, an increase of $49 million compared to the prior year.

The ALLL amounted to 1.04% of loans and leases held for investment at December 31, 2016, compared to 1.07% at December 31, 2015. This decline is primarily due to the acquisitions of National Penn during 2016 and Susquehanna during 2015, which provided a total of $18.9 billion in loans and no related allowance as of the acquisition dates. The ratio of the ALLL to NPLs held for investment was 2.03x at December 31, 2016 compared to 2.53x at December 31, 2015.

The energy portfolio totals approximately $1.2 billion and has allocated reserves of 11.7%. This portfolio does not include any offshore, second lien or mezzanine loans. The allowance includes the impact of the shared national credit review related to the energy lending portfolio.

Net charge-offs totaled $532 million for 2016, compared to $436 million in 2015. Net charge-offs as a percentage of average loans and leases were 0.38% for 2016, compared to 0.35% in 2015. Net charge-offs increased by $59 million in the other lending subsidiaries portfolio, driven by an increase in loss severity associated with used car values and loan growth. Commercial and industrial net charge-offs increased $44 million, primarily due to the energy portfolio.

Refer to the "Loans and ACL" note in the "Notes to Consolidated Financial Statements" for additional disclosures.

The following table presents an allocation of the ALLL at the end of each of the last five years. This allocation of the ALLL is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases. During 2013, the balance in the unallocated ALLL was incorporated into the loan portfolio segments.

Table 21
Allocation of ALLL by Category

	December 31,
	2016		2015		2014		2013		2012
	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in millions)
Balances at end of period applicable to:
Commercial and industrial	$500	36.1%	$466	35.8%	$422	34.6%	$454	33.2%	$470	33.4%
CRE-income producing properties	117	10.1	135	9.9	162	8.9	149	8.8	170	8.6
CRE-construction and development	25	2.7	37	2.7	48	2.3	76	2.1	134	2.5
Dealer floor plan	11	1.0	8	0.9	10	0.9	8	0.8	2	0.4
Direct retail lending (1)	103	8.4	105	8.2	110	6.8	209	13.7	300	13.8
Sales finance	38	7.9	40	7.6	40	7.9	37	7.3	27	6.4
Revolving credit	106	1.9	104	1.8	110	2.1	115	2.1	102	2.0
Residential mortgage-nonguaranteed (1)	186	20.2	194	21.8	217	25.1	269	20.3	296	20.3
Residential mortgage-government guaranteed	41	0.6	23	0.6	36	0.8	62	1.0	32	0.9
Other lending subsidiaries	318	10.5	287	9.9	255	9.6	239	9.0	277	8.8
PCI	44	0.6	61	0.8	64	1.0	114	1.7	128	2.9
Unallocated	—	—	—	—	—	—	—	—	80	—
Total ALLL	1,489	100.0%	1,460	100.0%	1,474	100.0%	1,732	100.0%	2,018	100.0%
RUFC	110		90		60		89		30
Total ACL	$1,599		$1,550		$1,534		$1,821		$2,048
__________________

(1)	During the first quarter of 2014, $8.3 billion in loans were transferred from direct retail lending to residential mortgage.

FDIC Loss Share Receivable/Payable and Assets Acquired from the FDIC

In connection with the Colonial acquisition, Branch Bank entered into loss sharing agreements with the FDIC that outlined the terms and conditions under which the FDIC would reimburse Branch Bank for a portion of the losses incurred on certain loans, investment securities and other assets. The loss sharing provisions of the commercial loss sharing agreement expired during 2014 with the exception of certain gain sharing that was to be effective through September 30, 2017. The loss sharing provisions of the single family loss sharing agreement were to be effective through August 31, 2019.

During the third quarter of 2016, Branch Bank entered into an early termination agreement with the FDIC that terminated the loss share agreements. Branch Bank made a payment of approximately $230 million to the FDIC as consideration for the early termination of the loss share agreements. The early termination eliminates the FDIC loss share receivable/payable associated with the indemnification by the FDIC. As a result of the settlement, BB&T recognized pre-tax expense of $18 million during the third quarter of 2016 (resulting in total expense of $142 million for fiscal 2016), and no future loss sharing or gain sharing will occur related to the Colonial acquisition.

Funding Activities

Deposits are the primary source of funds for lending and investing activities. Scheduled payments, as well as prepayments, and maturities from portfolios of loans and investment securities also provide a stable source of funds. FHLB advances, other secured borrowings, Federal funds purchased and other short-term borrowed funds, as well as long-term debt issued through the capital markets, all provide supplemental liquidity sources. Funding activities are monitored and governed through BB&T’s overall asset/liability management process, which is further discussed in the "Market Risk Management" section in "Management’s Discussion and Analysis of Financial Condition and Results of Operations." The following section provides a brief description of the various sources of funds.

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

Total deposits were $160.2 billion at December 31, 2016, an increase of $11.1 billion compared to year-end 2015. This increase was driven by acquisition activity and organic growth. Noninterest-bearing deposits totaled $50.7 billion at December 31, 2016, an increase of $5.0 billion from December 31, 2015. The majority of the increase in noninterest-bearing deposits was attributable to business and personal deposits, which grew $3.8 billion (12.7%) and $1.3 billion (11.0%), respectively.

Interest checking increased $4.9 billion and money market and savings increased $4.4 billion during 2016, while time deposits decreased $3.2 billion during 2016.

For the year ended December 31, 2016, total deposits averaged $157.5 billion, an increase of $19.0 billion compared to 2015, primarily due to the acquisitions previously discussed. The cost of interest-bearing deposits was 0.23% for 2016, compared to 0.24% for 2015.

The following table presents the composition of average deposits for the last five quarters:

Table 22
Quarterly Composition of Average Deposits

	For the Three Months Ended
	12/31/2016	9/30/2016	6/30/2016	3/31/2016	12/31/2015
	(Dollars in millions)
Noninterest-bearing deposits	$51,421	$50,559	$48,801	$46,203	$45,824
Interest checking	28,634	27,754	28,376	25,604	24,157
Money market and savings	63,884	64,335	63,195	60,424	61,431
Time deposits	15,693	15,818	18,101	16,884	16,981
Foreign office deposits - interest-bearing	486	1,037	1,865	752	98
Total average deposits	$160,118	$159,503	$160,338	$149,867	$148,491

Average deposits for the fourth quarter of 2016 were $160.1 billion, up $615 million compared to the prior quarter.

Average noninterest-bearing deposits increased $862 million, primarily due to increases in commercial balances with smaller increases in public funds and personal balances.

Interest checking increased $880 million, primarily due to increases in personal and commercial balances.

Money market and savings decreased $451 million primarily due to commercial balances partially offset by increased personal balances.

Average time deposits decreased $125 million as decreases in IRAs and personal balances were partially offset by higher commercial balances.

Average foreign office deposits decreased $551 million due to lower overall funding needs.

Noninterest-bearing deposits represented 32.1% of total average deposits for the fourth quarter, compared to 31.7% for the prior quarter and 30.9% a year ago. The cost of interest-bearing deposits was 0.22% for the fourth quarter, down one basis point compared to the prior quarter.

Table 23
Scheduled Maturities of Time Deposits $100,000 and Greater

December 31, 2016
(Dollars in millions)
Three months or less	$1,545
Over three through six months	558
Over six through twelve months	1,160
Over twelve months	2,131
Total	$5,394

Short-Term Borrowings

BB&T also uses various types of short-term borrowings to meet funding needs. While deposits remain the primary source for funding loan originations, management uses short-term borrowings as a supplementary funding source for loan growth and other balance sheet management purposes. Short-term borrowings were 1.2% of total funding on average in 2016 as compared to 1.6% in 2015. The types of short-term borrowings that have been, or may be, used by the Company include Federal funds purchased, securities sold under repurchase agreements, master notes, commercial paper, short-term bank notes and short-term FHLB advances. Short-term borrowings at the end of 2016 were $1.4 billion, compared to $3.6 billion at year-end 2015. Average short-term borrowings totaled $2.6 billion during 2016 compared to $3.2 billion last year. The decrease in the average balance of short-term borrowings during 2016 primarily reflects an increase in deposits as a funding source.

The following table summarizes certain information for the past three years with respect to short-term borrowings:

Table 24
Short-Term Borrowings

	As Of / For The Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Securities Sold Under Agreements to Repurchase:
Maximum outstanding at any month-end during the year	$2,265	$1,327	$1,073
Balance outstanding at end of year	970	617	317
Average outstanding during the year	1,600	901	526
Average interest rate during the year	0.37%	0.23%	0.20%
Average interest rate at end of year	0.52	0.70	0.18

Federal Funds Purchased and Short-Term Borrowed Funds:
Maximum outstanding at any month-end during the year	$3,003	$4,041	$4,405
Balance outstanding at end of year	436	2,976	3,400
Average outstanding during the year	954	2,320	2,895
Average interest rate during the year	0.30%	0.11%	0.12%
Average interest rate at end of year	0.71	0.32	0.08

Long-Term Debt

Long-term debt provides funding and, to a lesser extent, regulatory capital. During 2016, long-term debt represented 10.4% of average total funding compared to 11.8% during 2015. At December 31, 2016, long-term debt totaled $22.0 billion, a decrease of $1.8 billion compared to year-end 2015. The decrease in long-term debt reflects the maturity and repayment of $5.8 billion of long-term debt, partially offset by new issuances of $3.9 billion. The average cost of long-term debt was 2.13% in 2016, flat compared to 2015. See the "Long-Term Debt" note in the "Notes to Consolidated Financial Statements" for further disclosure.

FHLB advances represented 18.7% of total outstanding long-term debt at December 31, 2016, compared to 24.1% at December 31, 2015. Subsequent to year end, BB&T terminated $2.9 billion of higher-cost FHLB advances, resulting in a loss on early extinguishment of $392 million. The remainder of long-term debt is primarily issuances of senior and subordinated notes by BB&T and Branch Bank.

Shareholders’ Equity

Shareholders’ equity totaled $29.9 billion at December 31, 2016, an increase of $2.6 billion, or 9.5%, from year-end 2015. Book value per common share at December 31, 2016 was $33.14, compared to $31.66 at December 31, 2015.

The change in shareholders' equity reflects net income of $2.4 billion, net common stock issuances of $1.3 billion (primarily due to National Penn) and a preferred stock issuance for net proceeds of $450 million, partially offset by $520 million of share repurchases and common and preferred dividends totaling $1.1 billion.

Tangible book value per common share, which is a non-GAAP measure, at December 31, 2016 was $20.18 compared to $19.82 at December 31, 2015. Refer to the section titled "Capital" for a discussion of how BB&T calculates and uses these measures in the evaluation of the Company.

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

BB&T has established a risk management framework based on a "three lines of defense" model:

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

Commercial and small business loans are primarily originated through BB&T’s Community Bank. In accordance with the Company’s lending policy, each loan undergoes a detailed underwriting process, which incorporates BB&T’s underwriting approach, procedures and evaluations described above. Commercial loans are typically priced with an interest rate tied to market indices, such as the prime rate or LIBOR. Commercial loans are individually monitored and reviewed for any possible deterioration in the ability of the client to repay the loan. Approximately 87.6% of BB&T’s commercial loans are secured by real estate, business equipment, inventories and other types of collateral.

Direct Retail Loan Portfolio

The direct retail loan portfolio primarily consists of a wide variety of loan products offered through BB&T’s branch network. Various types of secured and unsecured loans are marketed to qualifying existing clients and to other creditworthy candidates in BB&T’s market area. The vast majority of direct retail loans are revolving home equity lines of credit secured by first or second liens on residential real estate. Direct retail loans are subject to the same rigorous lending policies and procedures as described above for commercial loans and are underwritten with note amounts and credit limits that ensure consistency with the Company’s risk philosophy.

Sales Finance Loan Portfolio

The sales finance category primarily includes secured indirect installment loans to consumers for the purchase of new and used automobiles, boats and recreational vehicles. Such loans are originated through approved franchised and independent dealers throughout the BB&T market area. These loans are relatively homogeneous and no single loan is individually significant in terms of its size and potential risk of loss. Sales finance loans are subject to the same rigorous lending policies and procedures as described above for commercial loans and are underwritten with note amounts and credit limits that ensure consistency with the Company’s risk philosophy. In addition to its normal underwriting due diligence, BB&T uses application systems and "scoring systems" to help underwrite and manage the credit risk in its sales finance portfolio.

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

BB&T’s other lending subsidiaries adhere to the same overall underwriting approach as the commercial and consumer lending portfolio and also utilize automated credit scoring to assist with underwriting credit risk. The majority of these loans are relatively homogeneous and no single loan is individually significant in terms of its size and potential risk of loss. The majority of the loans are secured by real estate, automobiles, equipment or unearned insurance premiums. As of December 31, 2016, the other lending subsidiaries portfolio includes loans to nonprime borrowers of approximately $3.4 billion.

PCI

The PCI balance includes loans acquired with credit deterioration subsequent to origination as well as loans that were formerly covered by loss sharing agreements. Refer to the "Loans and ACL" note in the "Notes to Consolidated Financial Statements" in this report for additional information.

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

For additional information concerning BB&T’s management of market risk, see the "Market Risk Management" section of "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Operational risk

Operational risk is the risk to current or anticipated earnings or capital arising from inadequate or failed internal processes, people and systems or from external events. This definition includes legal risk, which is the risk of loss arising from defective transactions, litigation or claims made, or the failure to adequately protect company-owned assets.

Cybersecurity

In recent years, cybersecurity has gained prominence within the financial services industry due to increases in the quantity and sophistication of cyber attacks, which include significant distributed denial-of-service and credential validation attacks, malicious code and viruses and attempts to breach the security of systems, which, in certain instances, have resulted in unauthorized access to customer account data.

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

Model Risk Management

Model risk is the risk to current or anticipated earnings or capital from decisions based on incorrect or misused model outputs. BB&T uses models for many purposes, including the valuation of financial positions and the measurement of risk. Valuation models are used to value certain financial instruments for which quoted prices may not be readily available. Valuation models are also used as inputs for VaR, regulatory capital, stress testing and the ACL. Models are owned by the applicable BUs, who are responsible for the development, implementation and use of their models. Oversight of these functions is performed by the MRMD, which is a component of the RMO. Once models have been approved, model owners are responsible for the maintenance of an appropriate operating environment and must monitor and evaluate the performance of the models on a recurring basis. Models are updated in response to changes in portfolio composition, industry and economic conditions, technological capabilities and other developments.

The MRMD utilizes internal validation analysts and managers with skill sets in predictive modeling to perform detailed reviews of model development, implementation and conceptual soundness. On certain occasions, the MRMD will also engage external parties to assist with validation efforts. The MRMD maintains documented quality assurance procedures that are used to confirm that validation analysts have completed the necessary field work in an auditable and complete fashion. The MRMD tracks issues that have been identified by validation analysts and engages with model owners to ensure their timely remediation. The MRMD presents model limitations and risks to management and the Board of Directors via model validation reports and regular meetings with the Model Risk Committee and the ORMC.

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

The asset/liability management process is designed to achieve relatively stable NIM and assure liquidity by coordinating the volumes, maturities or repricing opportunities of earning assets, deposits and borrowed funds. Among other things, this process gives consideration to prepayment trends related to securities, loans and leases and certain deposits that have no stated maturity. Prepayment assumptions are developed using a combination of market data and internal historical prepayment experience for residential mortgage-related loans and securities, and internal historical prepayment experience for client deposits with no stated maturity and loans that are not residential mortgage related. These assumptions are subject to monthly review and adjustment, and are modified as deemed necessary to reflect changes in interest rates relative to the reference rate of the underlying assets or liabilities. On a monthly basis, BB&T evaluates the accuracy of its Simulation model, which includes an evaluation of its prepayment assumptions, to ensure that all significant assumptions inherent in the model appropriately reflect changes in the interest rate environment and related trends in prepayment activity. It is the responsibility of the MRLCC to determine and achieve the most appropriate volume and mix of earning assets and interest-bearing liabilities, as well as to ensure an adequate level of liquidity and capital, within the context of corporate performance goals. The MRLCC also sets policy guidelines and establishes long-term strategies with respect to interest rate risk exposure and liquidity. The MRLCC meets regularly to review BB&T’s interest rate risk and liquidity positions in relation to present and prospective market and business conditions, and adopts funding and balance sheet management strategies that are intended to ensure that the potential impacts on earnings and liquidity as a result of fluctuations in interest rates are within acceptable tolerance guidelines.

BB&T uses derivatives primarily to manage economic risk related to securities, commercial loans, MSRs and mortgage banking operations, long-term debt and other funding sources. BB&T also uses derivatives to facilitate transactions on behalf of its clients. As of December 31, 2016, BB&T had derivative financial instruments outstanding with notional amounts totaling $75.3 billion, with a net fair value loss of $181 million. See the "Derivative Financial Instruments" note in the "Notes to Consolidated Financial Statements" for additional disclosures.

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

Management uses the Simulation to measure the sensitivity of projected earnings to changes in interest rates. The Simulation projects net interest income and interest rate risk for a rolling two-year period of time. The Simulation takes into account the current contractual agreements that BB&T has made with its customers on deposits, borrowings, loans, investments and commitments to enter into those transactions. Furthermore, the Simulation considers the impact of expected customer behavior. Management monitors BB&T’s interest sensitivity by means of a model that incorporates the current volumes, average rates earned and paid, and scheduled maturities and payments of asset and liability portfolios, together with multiple scenarios that include projected prepayments, repricing opportunities and anticipated volume growth. Using this information, the model projects earnings based on projected portfolio balances under multiple interest rate scenarios. This level of detail is needed to simulate the effect that changes in interest rates and portfolio balances may have on the earnings of BB&T. This method is subject to the accuracy of the assumptions that underlie the process, but management believes that it provides a better illustration of the sensitivity of earnings to changes in interest rates than other analyses such as static or dynamic gap. In addition to the Simulation, BB&T uses EVE analysis to focus on projected changes in assets and liabilities given potential changes in interest rates. This measure also allows BB&T to analyze interest rate risk that falls outside the analysis window contained in the Simulation. The EVE model is a discounted cash flow of the portfolio of assets, liabilities, and derivative instruments. The difference in the present value of assets minus the present value of liabilities is defined as the economic value of equity.

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

Table 25
Interest Sensitivity Simulation Analysis

Interest Rate Scenario				Annualized Hypothetical Percentage Change in Net Interest Income
		Prime Rate
Linear Change in Prime Rate		December 31,		December 31,
		2016	2015	2016	2015
Up 200	bps	5.75%	5.50%	3.13%	2.23%
Up 100		4.75	4.50	2.14	1.58
No Change		3.75	3.50	—	—
Down 25		3.50	3.25	(0.93)	(0.69)

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

If a parallel rate change of 200 basis points cannot be modeled due to a low level of rates, a proportional limit applies, and the maximum negative impact on net interest income is adjusted on a proportional basis. Regardless of the proportional limit, the negative risk exposure limit will be the greater of the 4% or the proportional limit.

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

Beta represents the correlation between overall market interest rates and the rates paid by BB&T on interest-bearing deposits.  BB&T applies an average beta of approximately 60% to its non-maturity interest bearing deposit accounts for determining its interest rate sensitivity.  Non-maturity interest bearing deposit accounts include interest checking accounts, savings accounts, and money market accounts that do not have a contractual maturity.  Due to current market conditions the actual deposit beta on non-maturity interest bearing deposits has been less than 15%; however, BB&T expects the beta to increase as rates continue to rise.  BB&T regularly conducts sensitivity on other key variables to determine the impact they could have on the interest rate risk position.  This allows BB&T to evaluate the likely impact on its balance sheet management strategies due to a more extreme variation in a key assumption than expected.

The following table shows the effect that the loss of demand deposits and an associated increase in managed rate deposits would have on BB&T’s interest-rate sensitivity position. For purposes of this analysis, BB&T modeled the incremental beta for the replacement of the lost demand deposits at 100%.

Table 26
Deposit Mix Sensitivity Analysis

Increase in Rates		Base Scenario at December 31, 2016 (1)	Results Assuming a Decrease in Noninterest-Bearing Demand Deposits
			$1 Billion	$5 Billion
Up 200	bps	3.13%	2.92%	2.07%
Up 100		2.14	2.01	1.49
__________________

(1)	The base scenario is equal to the annualized hypothetical percentage change in net interest income at December 31, 2016 as presented in the preceding table.

If rates increased 200 basis points, BB&T could absorb the loss of $14.8 billion, or 29.3%, of noninterest-bearing demand deposits and replace them with managed rate deposits with a beta of 100% before becoming neutral to interest rate changes.

The following table shows the effect that the indicated changes in interest rates would have on EVE. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related and other assets, cash flows and maturities of derivative financial instruments, loan volumes and pricing and deposit sensitivity.

Table 27
EVE Simulation Analysis

		EVE/Assets		Hypothetical Percentage Change in EVE
		December 31,		December 31,
Change in Rates		2016	2015	2016	2015
Up 200	bps	11.6%	10.9%	1.3%	0.6%
Up 100		11.7	11.0	1.8	1.6
No Change		11.5	10.8	—	—
Down 25		11.3	10.7	(1.1)	(1.1)

Market Risk from Trading Activities

BB&T also manages market risk from trading activities which consists of acting as a financial intermediary to provide its customers access to derivatives, foreign exchange and securities markets. Trading market risk is managed through the use of statistical and non-statistical risk measures and limits. BB&T utilizes a historical VaR methodology to measure and aggregate risks across its covered trading BUs. This methodology uses two years of historical data to estimate economic outcomes for a one-day time horizon at a 99% confidence level. The average 99% one-day VaR and the maximum daily VaR for the years ended December 31, 2016 and 2015 were each less than $1 million. Market risk disclosures under Basel II.5 are available in the Additional Disclosures section of the Investor Relations site on BBT.com.

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

BB&T monitors the ability to meet customer demand for funds under both normal and stressed market conditions. In considering its liquidity position, management evaluates BB&T’s funding mix based on client core funding, client rate-sensitive funding and national markets funding. In addition, management also evaluates exposure to rate-sensitive funding sources that mature in one year or less. Management also measures liquidity needs against 30 days of stressed cash outflows for Branch Bank and BB&T. To ensure a strong liquidity position, management maintains a liquid asset buffer of cash on hand and highly liquid unpledged securities. BB&T follows the FRB's enhanced prudential standards for purposes of determining the liquid asset buffer. BB&T’s policy is to use the greater of 5% or a range of projected net cash outflows over a 30 day period. As of December 31, 2016 and 2015, BB&T’s liquid asset buffer was 12.6% and 13.5%, respectively, of total assets.

BB&T is considered to be a "modified LCR" holding company. BB&T would be subject to full LCR requirements if its assets were to increase above $250 billion or if it were to be considered internationally active. BB&T produces LCR calculations to effectively manage the position of High-Quality Liquid Assets and the balance sheet deposit mix to optimize BB&T's liquidity position. BB&T's LCR was approximately 121% at December 31, 2016, compared to the regulatory minimum for such entities of 90%, which puts BB&T in full compliance with the rule. The regulatory minimum increased to 100% on January 1, 2017. The LCR can experience volatility due to issues like maturing debt rolling into the 30 day measurement period, or client inflows and outflows.  The daily change in BB&T’s LCR averaged less than 2% during 2016 with a maximum change of approximately 12%.

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

The primary source of funds used for Parent Company cash requirements was dividends received from subsidiaries. See the "Parent Company Financial Statements" note for additional information regarding dividends from subsidiaries and debt transactions.

Liquidity at the Parent Company is more susceptible to market disruptions. BB&T prudently manages cash levels at the Parent Company to cover a minimum of one year of projected contractual cash outflows which includes unfunded external commitments, debt service, preferred dividends and scheduled debt maturities without the benefit of any new cash infusions. Generally, BB&T maintains a significant buffer above the projected one year of contractual cash outflows. In determining the buffer, BB&T considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, being a source of strength to its banking subsidiaries and being able to withstand sustained market disruptions that could limit access to the capital markets. As of December 31, 2016 and 2015, the Parent Company had 25 months and 36 months, respectively, of cash on hand to satisfy projected contractual cash outflows and 19 and 24 months, respectively, taking into account common stock dividends.

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

Branch Bank has several major sources of funding to meet its liquidity requirements, including access to capital markets through issuance of senior or subordinated bank notes and institutional CDs, access to the FHLB system, dealer repurchase agreements and repurchase agreements with commercial clients, access to the overnight and term Federal funds markets, use of a Cayman branch facility, access to retail brokered CDs and a borrower in custody program with the FRB for the discount window. As of December 31, 2016, BB&T has approximately $77.3 billion of secured borrowing capacity, which represents approximately 11.7 times the amount of one year wholesale funding maturities.

The ability to raise funding at competitive prices is affected by the rating agencies’ views of the Parent Company’s and Branch Bank’s credit quality, liquidity, capital and earnings. Management meets with the rating agencies on a regular basis to discuss current outlooks. The ratings for BB&T and Branch Bank by the major rating agencies are detailed in the table below:

Table 28
Credit Ratings of BB&T Corporation and Branch Bank
December 31, 2016

	S&P	Moody's	Fitch	DBRS
BB&T Corporation:
Commercial Paper	A-2	N/A	F1	R-1(low)
Issuer	A-	A2	A+	A(high)
LT/Senior debt	A-	A2	A+	A(high)
Subordinated debt	BBB+	A2	A	A

Branch Bank:
Bank financial strength	N/A	N/A	a+	N/A
Long term deposits	N/A	Aa1	AA-	AA(low)
LT/Senior unsecured bank notes	A	A1	A+	AA(low)
Long term issuer	A	A1	A+	AA(low)
Other long term senior obligations	A	N/A	A+	AA(low)
Other short term senior obligations	A-1	N/A	F1	R-1(middle)
Short term bank notes	A-1	P-1	F1	R-1(middle)
Short term deposits	N/A	P-1	F1+	R-1(middle)
Subordinated bank notes	A-	A2	A	A(high)

Ratings Outlook:
Credit Trend	Stable	Stable	Stable	Stable

BB&T and Branch Bank have Contingency Funding Plans designed to ensure that liquidity sources are sufficient to meet their ongoing obligations and commitments, particularly in the event of a liquidity contraction. These plans are designed to examine and quantify the organization’s liquidity under various "stress" scenarios. Additionally, the plans provide a framework for management and other critical personnel to follow in the event of a liquidity contraction or in anticipation of such an event. The plans address authority for activation and decision making, liquidity options and the responsibilities of key departments in the event of a liquidity contraction. The liquidity options available to management could include seeking secured funding, asset sales, and under the most extreme scenarios, curtailing new loan originations.

Management believes current sources of liquidity are adequate to meet BB&T’s current requirements and plans for continued growth. See the "Premises and Equipment," "Long-Term Debt" and "Commitments and Contingencies" notes in the "Notes to Consolidated Financial Statements" for additional information regarding outstanding balances of sources of liquidity and contractual commitments and obligations.

Contractual Obligations, Commitments, Contingent Liabilities, Off-Balance Sheet Arrangements and Related Party Transactions

The following table presents, as of December 31, 2016, BB&T’s contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities. Further discussion of the nature of each obligation is included in the "Commitments and Contingencies" note in the "Notes to Consolidated Financial Statements."

Table 29
Contractual Obligations and Other Commitments
December 31, 2016

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(Dollars in millions)
Long-term debt and capital leases	$21,728	$3,696	$6,208	$7,238	$4,586
Operating leases	1,619	263	449	333	574
Commitments to fund affordable housing investments	738	470	233	15	20
Private equity and other investments commitments (1)	200	49	98	41	12
Time deposits	14,391	7,929	5,028	1,411	23
Contractual interest payments (2)	3,401	725	1,260	745	671
Purchase obligations (3)	968	522	356	58	32
Nonqualified benefit plan obligations (4)	1,204	15	33	38	1,118
Total contractual cash obligations	$44,249	$13,669	$13,665	$9,879	$7,036
__________________

(1)	Based on estimated payment dates.

(2)
Includes accrued interest, future contractual interest obligations and the impact of hedges in a loss position. Other derivatives are excluded. Variable rate payments are based upon the rate in effect at December 31, 2016.

(3)
Represents obligations to purchase goods or services that are enforceable and legally binding. Many of the purchase obligations have terms that are not fixed and determinable and are included in the table above based upon the estimated timing and amount of payment. In addition, certain of the purchase agreements contain clauses that would allow BB&T to cancel the agreement with specified notice; however, that impact is not included in the table above.

(4)	Although technically unfunded plans, Rabbi Trusts and insurance policies on the lives of certain of the covered employees are available to finance future benefit plan payments.

BB&T’s commitments include investments in affordable housing and historic building rehabilitation projects throughout its market area and private equity funds. Refer to the "Summary of Significant Accounting Policies" note and the "Commitments and Contingencies" note in the "Notes to Consolidated Financial Statements" for further discussion of these commitments.

In addition, BB&T enters into derivative contracts to manage various financial risks. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. Derivative contracts are carried at fair value on the Consolidated Balance Sheets with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Derivative contracts are written in amounts referred to as notional amounts, which only provide the basis for calculating payments between counterparties and are not a measure of financial risk. Therefore, the derivative liabilities recorded on the balance sheet as of December 31, 2016 do not represent the amounts that may ultimately be paid under these contracts. Further discussion of derivative instruments is included in the "Summary of Significant Accounting Policies" note and the "Derivative Financial Instruments" note in the "Notes to Consolidated Financial Statements."

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

In the normal course of business, BB&T is also a party to financial instruments to meet the financing needs of clients and to mitigate exposure to interest rate risk. Such financial instruments include commitments to extend credit and certain contractual agreements, including standby letters of credit and financial guarantee arrangements. Further discussion of BB&T’s commitments is included in the "Commitments and Contingencies" note and the "Fair Value Disclosures" note in the "Notes to Consolidated Financial Statements."

Table 30
Mortgage Indemnification, Recourse and Repurchase Reserves Activity (1)

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Balance, at beginning of period	$79	$94	$72
Payments	(2)	(5)	(23)
Expense	(37)	(15)	45
Acquisitions	—	5	—
Balance, at end of period	$40	$79	$94
__________________

(1)	Excludes the FHA-insured mortgage loan reserve of $85 million established during 2014 and settled in 2016.

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

Management regularly monitors the capital position of BB&T on both a consolidated and bank level basis. In this regard, management’s overriding policy is to maintain capital at levels that are in excess of the capital targets, which are above the regulatory "well capitalized" levels. Management has implemented stressed capital ratio minimum targets to evaluate whether capital ratios calculated with planned capital actions are likely to remain above minimums specified by the FRB for the annual CCAR. Breaches of stressed minimum targets prompt a review of the planned capital actions included in BB&T’s capital plan.

Table 31
BB&T's Capital Targets

	Operating	Stressed
CET1 to risk-weighted assets	8.5%	6.0%
Tier 1 capital to risk-weighted assets	10.0	7.5
Total capital to risk-weighted assets	12.0	9.5
Leverage ratio	8.0	5.5
Tangible common equity ratio	6.0	4.0

Table 32
Capital Requirements Under Basel III

	Minimum Capital	Well-Capitalized	Minimum Capital Plus Capital Conservation Buffer				BB&T Target
			2016	2017	2018	2019 (1)
CET1 to risk-weighted assets	4.5%	6.5%	5.125%	5.750%	6.375%	7.000%	8.5%
Tier 1 capital to risk-weighted assets	6.0	8.0	6.625	7.250	7.875	8.500	10.0
Total capital to risk-weighted assets	8.0	10.0	8.625	9.250	9.875	10.500	12.0
Leverage ratio	4.0	5.0	N/A	N/A	N/A	N/A	8.0
__________________

(1)	BB&T's goal is to maintain capital levels above the 2019 requirements.

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

Management intends to maintain capital at Branch Bank at levels that will result in classification as "well-capitalized" for regulatory purposes. Secondarily, it is management’s intent to maintain Branch Bank’s capital at levels that result in regulatory risk-based capital ratios that are generally comparable with peers of similar size, complexity and risk profile. If the capital levels of Branch Bank increase above these guidelines, excess capital may be transferred to the Parent Company in the form of special dividend payments, subject to regulatory and other operating considerations.

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

BB&T regularly performs stress testing on its capital levels and is required to periodically submit the company’s capital plans to the banking regulators. The FRB did not object to the Company’s 2016 capital plan, and the 2017 capital plan is expected to be submitted during April 2017. Management’s capital deployment plan in order of preference is to focus on 1) organic growth, 2) dividends and 3) acquisitions and/or share repurchases depending on opportunities in the marketplace and our interest and ability to proceed with acquisitions.

Risk-based capital ratios, which include Tier 1 Capital, Total Capital and Tier 1 Common Equity, are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets.

Branch Bank's capital ratios are presented in the following table:

Table 33
Capital Ratios - Branch Bank

	December 31,
	2016	2015
CET1 to risk-weighted assets	11.5%	11.3%
Tier 1 capital to risk-weighted assets	11.5	11.3
Total capital to risk-weighted assets	13.6	13.4
Leverage ratio	9.6	9.3

BB&T's capital ratios are presented in the following table:

Table 34
Capital Ratios - BB&T Corporation

	December 31,
	2016	2015
	(Dollars in millions, except per share data, shares in thousands)
Risk-based:
CET1	10.2%	10.3%
Tier 1	12.0	11.8
Total	14.1	14.3
Leverage capital	10.0	9.8

Non-GAAP capital measures (1):
Tangible common equity per common share	$20.18	$19.82

Calculations of tangible common equity (1):
Total shareholders' equity	$29,926	$27,340
Less:
Preferred stock	3,053	2,603
Noncontrolling interests	45	34
Intangible assets	10,492	9,234
Tangible common equity	$16,336	$15,469

Risk-weighted assets	$176,138	$166,611
Common shares outstanding at end of period	809,475	780,337
__________________

(1)
Tangible common equity and related ratios are non-GAAP measures. Management uses these measures to assess the quality of capital and believes that investors may find them useful in their analysis of the Company. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies.

The Company’s estimated CET1 ratio using the Basel III standardized approach on a fully phased-in basis was 10.0% at December 31, 2016 and 2015.

During April 2016, BB&T's Board of Directors approved a $0.01 increase in the quarterly dividend. During July 2016, BB&T's Board of Directors approved an additional $0.02 increase in the quarterly dividend, which increased the amount of the quarterly dividend to $0.30.

The Board of Directors also authorized cumulative share buybacks of up to $640 million beginning during the third quarter of 2016. Pursuant to this authorization, the Company completed $160 million of share repurchases during the third quarter of 2016 and $160 million of share repurchases during the fourth quarter of 2016. The Board of Directors also approved an additional $200 million of share repurchases through an accelerated share repurchase program that began in December and resulted in the retirement of 3.4 million shares. The program concluded in January 2017 with approximately 910,000 additional shares being retired. The conclusion of the program in January does not impact capital as the full cost was charged to equity in the fourth quarter. The total payout ratio was 64.0% for the year ended December 31, 2016.

Table 35
Quarterly Financial Summary – Unaudited

	2016				2015
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in millions, except per share data)
Consolidated Summary of Operations:
Interest income	$1,745	$1,795	$1,805	$1,721	$1,695	$1,650	$1,489	$1,493
Interest expense	180	185	188	192	191	186	177	181
Provision for credit losses	129	148	111	184	129	103	97	99
Noninterest income	1,162	1,164	1,130	1,016	1,015	988	1,019	997
Noninterest expense	1,668	1,711	1,797	1,545	1,597	1,594	1,653	1,422
Provision for income taxes	287	273	252	246	251	222	80	241
Net income	643	642	587	570	542	533	501	547
Noncontrolling interest	7	—	3	6	3	4	10	22
Preferred stock dividends	44	43	43	37	37	37	37	37
Net income available to common shareholders	$592	$599	$541	$527	$502	$492	$454	$488
Basic EPS	$0.73	$0.74	$0.67	$0.67	$0.64	$0.64	$0.63	$0.68
Diluted EPS	$0.72	$0.73	$0.66	$0.67	$0.64	$0.64	$0.62	$0.67

Selected Average Balances:
Assets	$220,165	$222,065	$223,399	$210,102	$209,217	$203,531	$189,033	$187,297
Securities, at amortized cost	44,881	47,152	48,510	44,580	43,468	43,048	40,727	41,133
Loans and leases (1)	144,569	143,689	143,097	135,628	136,190	132,499	122,056	120,235
Total earning assets	192,574	193,909	194,822	183,612	183,151	178,464	165,428	163,367
Deposits	160,118	159,503	160,338	149,867	148,491	143,837	131,868	129,531
Short-term borrowings	2,373	2,128	2,951	2,771	2,698	3,572	3,080	3,539
Long-term debt	21,563	23,428	23,272	22,907	24,306	23,394	22,616	23,043
Total interest-bearing liabilities	132,633	134,500	137,760	129,342	129,671	126,650	116,062	116,412
Shareholders' equity	30,054	29,916	29,610	27,826	27,378	26,612	24,888	24,566
__________________

(1)	Loans and leases are net of unearned income and include LHFS.

Fourth Quarter Results

Consolidated net income available to common shareholders for the fourth quarter of 2016 totaling $592 million was up 17.9% compared to $502 million earned during the same period in 2015. On a diluted per common share basis, earnings for the fourth quarter of 2016 were $0.72, up 12.5% compared to $0.64 for the same period in 2015. BB&T’s results of operations for the fourth quarter of 2016 produced an annualized return on average assets of 1.16% and an annualized return on average common shareholders’ equity of 8.75%, compared to prior year ratios of 1.03% and 8.06%, respectively. These results include merger-related and restructuring charges of $13 million and $50 million, respectively.

Total revenues on a TE basis were $2.8 billion for the fourth quarter of 2016, up 8.3% compared to the earlier quarter. This increase was driven by a $147 million increase in noninterest income, largely the result of acquisitions.

Net interest margin was 3.32%, compared to 3.35% for the earlier quarter. Average earning assets increased $9.4 billion, or 5.1%, while average interest-bearing liabilities increased $3.0 billion, both of which were primarily driven by acquisition activity. The annualized yield on the total loan portfolio for the fourth quarter was 4.24%, a decrease of seven basis points compared to the earlier quarter, which primarily reflects the impact of lower rates on new production and runoff of loans acquired from the FDIC. The annualized fully taxable-equivalent yield on the average securities portfolio for the fourth quarter was 2.13%, compared to 2.30% for the earlier period. This decline was primarily due to securities duration adjustments during 2016.

The average annualized cost of interest-bearing deposits was 0.22%, down two basis points compared to the earlier quarter. The average annualized rate paid on long-term debt was 2.16%, compared to 2.11% for the earlier quarter. This increase was primarily due to lower benefits from hedging.

Excluding acquired from FDIC and PCI loans, the provision for credit losses was $133 million, compared to $128 million in the earlier quarter. Net charge-offs for the fourth quarter of 2016, excluding loans acquired from the FDIC and PCI, totaled $136 million, compared to $130 million for the earlier quarter.

The $147 million increase in noninterest income was driven by higher insurance income, FDIC loss share income, investment banking and brokerage fees and commissions and other income.

Noninterest expense was $1.7 billion for the fourth quarter of 2016, an increase of $71 million compared to the earlier quarter. This increase was primarily driven by higher personnel expense, which was partially offset by declines in loan-related expense and merger-related and restructuring charges.

The provision for income taxes was $287 million for the fourth quarter of 2016, compared to $251 million for the earlier quarter. This produced an effective tax rate for the fourth quarter of 2016 of 30.9%, compared to 31.7% for the earlier quarter.

Reclassifications

In certain circumstances, reclassifications have been made to prior period information to conform to the current presentation. Such reclassifications had no effect on previously reported shareholders’ equity or net income.

Critical Accounting Policies

The accounting and reporting policies of BB&T are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Different assumptions in the application of these policies could result in material changes in the consolidated financial position and/or consolidated results of operations and related disclosures. Understanding BB&T’s accounting policies is fundamental to understanding the consolidated financial position and consolidated results of operations. Accordingly, BB&T’s significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in detail in the "Summary of Significant Accounting Policies" note in the "Notes to Consolidated Financial Statements."

The following is a summary of BB&T’s critical accounting policies that are highly dependent on estimates, assumptions and judgments. These critical accounting policies are reviewed with the Audit Committee of the Board of Directors on a periodic basis.

ACL

BB&T’s policy is to maintain an ALLL and a RUFC that represent management’s best estimate of probable credit losses inherent in the loan and lease portfolios and off-balance sheet lending commitments at the balance sheet date. Estimates for loan and lease losses are determined by analyzing historical loan and lease losses, historical loan and lease migration to charge-off experience, current trends in delinquencies and charge-offs, expected cash flows on purchased loans, current assessment of impaired loans and leases, the results of regulatory examinations and changes in the size, composition and risk assessment of the loan and lease portfolio. As part of this process, BB&T develops a series of loss estimate factors, which are modeled projections of the frequency, timing and severity of losses. These loss estimate factors are based on historical loss experience, economic and political environmental considerations and any other data that management believes will provide evidence about the collectability of outstanding loan and lease amounts. The following table summarizes the loss estimate factors used to determine the ALLL:

Loss Estimate Factor	Description
Loss Frequency	Indicates the likelihood of a borrower defaulting on a loan
Loss Severity	Indicates the amount of estimated loss at the time of default

For collectively evaluated loans, the ALLL is determined by multiplying the loan exposure estimated at the time of default by the loss frequency and loss severity factors. For individually evaluated loans, the ALLL is determined through review of data specific to the borrower. For TDRs, default expectations and estimated slower prepayment speeds that are specific to each of the restructured loan populations are incorporated in the determination of the ALLL. Also included in management’s estimates for loan and lease losses are considerations with respect to the impact of current economic events, the outcomes of which are uncertain. These events may include, but are not limited to, fluctuations in overall interest rates, political conditions, legislation that may directly or indirectly affect the banking industry and economic conditions affecting specific geographical areas and industries in which BB&T conducts business.

The methodology used to determine an estimate for the RUFC is inherently similar to the methodology used in calculating the ALLL adjusted for factors specific to binding commitments, including the probability of funding and exposure at the time of funding. A detailed discussion of the methodology used in determining the ALLL and the RUFC is included in the "Summary of Significant Accounting Policies" note in the "Notes to Consolidated Financial Statements."

Fair Value of Financial Instruments

The vast majority of assets and liabilities carried at fair value are based on either quoted market prices or market prices for similar instruments. See the "Fair Value Disclosures" note in the "Notes to Consolidated Financial Statements" for additional disclosures regarding the fair value of financial instruments.

Securities

BB&T generally utilizes a third-party pricing service in determining the fair value of its AFS and trading securities. Fair value measurements are derived from market-based pricing matrices that were developed using observable inputs that include benchmark yields, benchmark securities, reported trades, offers, bids, issuer spreads and broker quotes. Management performs procedures to evaluate the accuracy of the fair values provided by the third-party service provider. These procedures, which are performed independent of the responsible BU, include comparison of pricing information received from the third party pricing service to other third party pricing sources, review of additional information provided by the third party pricing service and other third party sources for selected securities and back-testing to compare the price realized on security sales to the daily pricing information received from the third party pricing service. The IPV committee, which provides oversight to BB&T’s enterprise-wide IPV function, is responsible for oversight of the comparison of pricing information received from the third party pricing service to other third party pricing sources, approving tolerance limits determined by IPV for price comparison exceptions, reviewing significant changes to pricing and valuation policies and reviewing and approving the pricing decisions made on any illiquid and hard-to-price securities. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment by management.

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

MSRs

BB&T has two primary classes of MSRs for which it separately manages the economic risks: residential and commercial. Both classes of MSRs are recorded on the Consolidated Balance Sheets primarily at fair value with changes in fair value recorded as a component of mortgage banking income. Derivative instruments are used to mitigate the income statement effect of changes in fair value due to changes in valuation inputs and assumptions of the MSRs.

MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, BB&T estimates the fair value of residential MSRs using a stochastic OAS valuation model to project MSR cash flows over multiple interest rate scenarios, which are then discounted at risk-adjusted rates. The OAS model considers portfolio characteristics, contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. BB&T reassesses and periodically adjusts the underlying inputs and assumptions in the OAS model to reflect market conditions and assumptions that a market participant would consider in valuing the MSR asset.

Fair value estimates and assumptions are compared to industry surveys, recent market activity, actual portfolio experience and, when available, observable market data. Due to the nature of the valuation inputs, MSRs are classified within Level 3 of the valuation hierarchy. The value of residential MSRs is significantly affected by mortgage interest rates available in the marketplace, which influence mortgage loan prepayment speeds. In general, during periods of declining interest rates, the value of MSRs declines due to increasing prepayments attributable to increased mortgage-refinance activity. Conversely, during periods of rising interest rates, the value of MSRs generally increases due to reduced refinance activity. BB&T typically hedges against market value changes in the MSRs. Refer to the "Loan Servicing" note in the "Notes to Consolidated Financial Statements" for quantitative disclosures reflecting the effect that changes in management’s assumptions would have on the fair value of MSRs.

Prior to January 1, 2016, commercial MSRs were carried at the lower of cost or market and amortized over the estimated period that servicing income was expected to be received based on projections of the amount and timing of estimated future cash flows. Effective January 1, 2016, BB&T adopted the fair value method for commercial MSRs to facilitate hedging against changes in the fair value of the MSR asset. The impact of this adoption was not material. Commercial MSRs are valued using a cash flow valuation model that calculates the present value of estimated future net servicing cash flows. BB&T considers actual and expected loan prepayment rates, discount rates, servicing costs and other economic factors that are determined based on current market conditions. Compared to residential MSRs, commercial MSR prepayments tend to be significantly lower, subject to the level of prevailing commercial mortgage rates. Commercial loans tend to have prepayment penalty clauses, and some of the loans may be defeased or assumable. As a result, unlike for residential MSRs, BB&T does not employ a stochastic interest rate model for valuation of commercial MSRs.

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

Derivative Assets and Liabilities

BB&T uses derivatives to manage various financial risks. BB&T mitigates the credit risk by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. In addition, certain counterparties are required to provide collateral to BB&T when their unsecured loss positions exceed certain negotiated limits. The fair values of derivative financial instruments are determined based on quoted market prices and internal pricing models that use market observable data. The fair value of interest rate lock commitments, which are related to mortgage loan commitments, is based on quoted market prices adjusted for commitments that BB&T does not expect to fund and includes the value attributable to the net servicing fee.

Intangible Assets

The acquisition method of accounting requires that acquired assets and liabilities are recorded at their fair values. This often involves estimates based on third party valuations or internal valuations based on discounted cash flow analyses or other valuation techniques, which are inherently subjective. The amortization of identified intangible assets is based upon the estimated economic benefits to be received, which is also subjective. Acquisitions typically result in goodwill, which is subject to ongoing periodic impairment tests based on the fair values of the reporting units to which the acquired goodwill relates. Refer to the "Summary of Significant Accounting Policies" note in the "Notes to Consolidated Financial Statements" for a description of the impairment testing process. Management considers the sensitivity of the significant assumptions in its impairment analysis including consideration of a 10% change in estimated future cash flows or the discount rate for each reporting unit.

Pension and Postretirement Benefit Obligations

BB&T offers various pension plans and postretirement benefit plans to employees. Calculation of the obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions, which are subject to management judgment and may differ significantly if different assumptions are used. The discount rate assumption used to measure the postretirement benefit obligations is set by reference to a high-quality (AA-rated or higher) corporate bond yield curve and the individual characteristics of the plans such as projected cash flow patterns and payment durations. Management evaluated the sensitivity changes that the expected return on plan assets and the discount rate would have on pension expense. A decrease of 25 basis points in the discount rate would result in additional pension expense of approximately $29 million for 2017, while a decrease of 100 basis points in the expected return on plan assets would result in an increase of approximately $53 million in pension expense for 2017. Refer to the "Benefit Plans" note in the "Notes to Consolidated Financial Statements" for disclosures related to the benefit plans.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in "Internal Control—Integrated Framework (2013)" promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the "COSO" criteria. Based on this evaluation under the COSO criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2016.

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

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2016 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of BB&T Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of BB&T Corporation and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Greensboro, North Carolina
February 21, 2017

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share data, shares in thousands)

	December 31,
	2016	2015
Assets
Cash and due from banks	$1,897	$2,123
Interest-bearing deposits with banks	1,895	1,435
Federal funds sold and securities purchased under resale agreements or similar arrangements	144	153
Restricted cash	488	456
AFS securities at fair value	26,926	25,297
HTM securities (fair value of $16,546 and $18,519 at December 31, 2016 and 2015 respectively)	16,680	18,530
LHFS at fair value	1,716	1,035
Loans and leases	143,322	135,951
ALLL	(1,489)	(1,460)
Loans and leases, net of ALLL	141,833	134,491

Premises and equipment	2,107	2,007
Goodwill	9,638	8,548
CDI and other intangible assets	854	686
MSRs at fair value	1,052	880
Other assets	14,046	14,306
Total assets	$219,276	$209,947

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$50,697	$45,695
Interest-bearing deposits	109,537	103,429
Total deposits	160,234	149,124

Short-term borrowings	1,406	3,593
Long-term debt	21,965	23,769
Accounts payable and other liabilities	5,745	6,121
Total liabilities	189,350	182,607

Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $5 par, liquidation preference of $25,000 per share	3,053	2,603
Common stock, $5 par	4,047	3,902
Additional paid-in capital	9,104	8,365
Retained earnings	14,809	13,464
AOCI, net of deferred income taxes	(1,132)	(1,028)
Noncontrolling interests	45	34
Total shareholders’ equity	29,926	27,340
Total liabilities and shareholders’ equity	$219,276	$209,947

Common shares outstanding	809,475	780,337
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	126	107
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data, shares in thousands)

	Year Ended December 31,
	2016	2015	2014
Interest Income
Interest and fees on loans and leases	$5,985	$5,347	$5,163
Interest and dividends on securities	1,029	941	939
Interest on other earning assets	52	39	40
Total interest income	7,066	6,327	6,142
Interest Expense
Interest on deposits	251	233	239
Interest on short-term borrowings	9	4	4
Interest on long-term debt	485	498	525
Total interest expense	745	735	768
Net Interest Income	6,321	5,592	5,374
Provision for credit losses	572	428	251
Net Interest Income After Provision for Credit Losses	5,749	5,164	5,123

Noninterest Income
Insurance income	1,713	1,596	1,643
Service charges on deposits	664	631	632
Mortgage banking income	463	455	395
Investment banking and brokerage fees and commissions	408	398	387
Trust and investment advisory revenues	266	240	221
Bankcard fees and merchant discounts	237	218	207
Checkcard fees	195	174	163
Operating lease income	137	124	95
Income from bank-owned life insurance	123	113	110
FDIC loss share income, net	(142)	(253)	(343)
Other income	362	326	349
Securities gains (losses), net
Gross realized gains	46	41	7
Gross realized losses	—	(40)	(4)
OTTI charges	—	(2)	(23)
Non-credit portion recognized in OCI	—	(2)	17
Total securities gains (losses), net	46	(3)	(3)
Total noninterest income	4,472	4,019	3,856
Noninterest Expense
Personnel expense	3,964	3,469	3,180
Occupancy and equipment expense	786	708	682
Software expense	224	192	174
Outside IT services	186	135	115
Amortization of intangibles	150	105	91
Regulatory charges	145	101	106
Professional services	102	130	139
Loan-related expense	95	150	267
Merger-related and restructuring charges, net	171	165	46
Loss (gain) on early extinguishment of debt	(1)	172	122
Other expense	899	939	930
Total noninterest expense	6,721	6,266	5,852
Earnings
Income before income taxes	3,500	2,917	3,127
Provision for income taxes	1,058	794	921
Net income	2,442	2,123	2,206
Noncontrolling interests	16	39	75
Dividends on preferred stock	167	148	148
Net income available to common shareholders	$2,259	$1,936	$1,983
Basic EPS	$2.81	$2.59	$2.76
Diluted EPS	$2.77	$2.56	$2.72
Cash dividends declared per share	$1.15	$1.05	$0.95
Basic weighted average shares outstanding	804,680	748,010	718,140
Diluted weighted average shares outstanding	814,916	757,765	728,372

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	Year Ended December 31,
	2016	2015	2014
Net Income	$2,442	$2,123	$2,206
OCI, Net of Tax:
Change in unrecognized net pension and postretirement costs	(41)	(97)	(323)
Change in unrealized net gains (losses) on cash flow hedges	(9)	(29)	(56)
Change in unrealized net gains (losses) on AFS securities	(225)	(186)	194
Change in FDIC's share of unrealized gains/losses on AFS securities	169	38	28
Other, net	2	(3)	(1)
Total OCI	(104)	(277)	(158)
Total comprehensive income	$2,338	$1,846	$2,048

Income Tax Effect of Items Included in OCI:
Change in unrecognized net pension and postretirement costs	$(20)	$(59)	$(192)
Change in unrealized net gains (losses) on cash flow hedges	(4)	(18)	(34)
Change in unrealized net gains (losses) on AFS securities	(130)	(120)	117
Change in FDIC 's share of unrealized gains/losses on AFS securities	98	25	17
Other, net	1	3	2

 The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in millions, shares in thousands)

	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	AOCI	Noncontrolling Interests	Total Shareholders' Equity
Balance, January 1, 2014	706,620	$2,603	$3,533	$6,172	$11,015	$(593)	$50	$22,780
Add (Deduct):
Net income	—	—	—	—	2,131	—	75	2,206
Net change in AOCI	—	—	—	—	—	(158)	—	(158)
Stock transactions:
Issued in connection with equity awards	15,321	—	76	233	—	—	—	309
Shares repurchased in connection with equity awards	(2,287)	—	(11)	(74)	—	—	—	(85)
Excess tax benefits in connection with equity awards	—	—	—	49	—	—	—	49
Issued in connection with dividend reinvestment plan	391	—	2	13	—	—	—	15
Issued in connection with 401(k) plan	653	—	3	22	—	—	—	25
Cash dividends declared on common stock	—	—	—	—	(681)	—	—	(681)
Cash dividends declared on preferred stock	—	—	—	—	(148)	—	—	(148)
Equity-based compensation expense	—	—	—	102	—	—	—	102
Other, net	—	—	—	—	—	—	(37)	(37)
Balance, December 31, 2014	720,698	2,603	3,603	6,517	12,317	(751)	88	24,377
Add (Deduct):
Net income	—	—	—	—	2,084	—	39	2,123
Net change in AOCI	—	—	—	—	—	(277)	—	(277)
Stock transactions:
Issued in business combination	54,000	—	270	1,918	—	—	—	2,188
Issued in connection with equity awards	6,995	—	35	79	—	—	—	114
Shares repurchased in connection with equity awards	(1,356)	—	(6)	(46)	—	—	—	(52)
Excess tax benefits in connection with equity awards	—	—	—	11	—	—	—	11
Purchase of additional ownership interest in AmRisc, LP	—	—	—	(219)	—	—	(3)	(222)
Cash dividends declared on common stock	—	—	—	—	(789)	—	—	(789)
Cash dividends declared on preferred stock	—	—	—	—	(148)	—	—	(148)
Equity-based compensation expense	—	—	—	106	—	—	—	106
Other, net	—	—	—	(1)	—	—	(90)	(91)
Balance, December 31, 2015	780,337	2,603	3,902	8,365	13,464	(1,028)	34	27,340
Add (Deduct):
Net income	—	—	—	—	2,426	—	16	2,442
Net change in AOCI	—	—	—	—	—	(104)	—	(104)
Stock transactions:
Issued in business combinations	31,665	—	158	905	—	—	—	1,063
Issued in connection with equity awards	10,311	—	51	204	—	—	—	255
Shares repurchased in connection with equity awards	(1,070)	—	(5)	(30)	—	—	—	(35)
Excess tax benefits in connection with equity awards	—	—	—	7	—	—	—	7
Issued in connection with preferred stock offering	—	450	—	—	—	—	—	450
Repurchase of common stock pursuant to Board approved plans	(11,768)	—	(59)	(461)	—	—	—	(520)
Cash dividends declared on common stock	—	—	—	—	(925)	—	—	(925)
Cash dividends declared on preferred stock	—	—	—	—	(167)	—	—	(167)
Equity-based compensation expense	—	—	—	115	—	—	—	115
Other, net	—	—	—	(1)	11	—	(5)	5
Balance, December 31, 2016	809,475	$3,053	$4,047	$9,104	$14,809	$(1,132)	$45	$29,926

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Year Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities:
Net income	$2,442	$2,123	$2,206
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	572	428	251
Adjustment to income tax provision	(6)	(107)	(39)
Depreciation	405	356	333
Loss (gain) on early extinguishment of debt	(1)	172	122
Amortization of intangibles	150	105	91
Equity-based compensation expense	115	106	102
(Gain) loss on securities, net	(46)	3	3
Net change in operating assets and liabilities:
LHFS	(644)	422	(201)
Trading securities	432	(698)	(101)
Other assets	(568)	(493)	346
Accounts payable and other liabilities	186	263	(4)
Cash paid to terminate FDIC loss share agreements	(230)	—	—
Other, net	(135)	235	101
Net cash from operating activities	2,672	2,915	3,210

Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	4,612	6,302	1,309
Proceeds from maturities, calls and paydowns of AFS securities	5,888	5,064	3,915
Purchases of AFS securities	(10,033)	(12,698)	(3,685)
Proceeds from maturities, calls and paydowns of HTM securities	7,022	3,791	1,866
Purchases of HTM securities	(5,124)	(2,557)	(4,030)
Originations and purchases of loans and leases, net of principal collected	(2,757)	(2,984)	(5,041)
Net cash received (paid) for acquisitions and divestitures	(785)	1,055	1,025
Other, net	495	389	626
Net cash from investing activities	(682)	(1,638)	(4,015)

Cash Flows From Financing Activities:
Net change in deposits	4,507	2,506	337
Net change in short-term borrowings	(3,581)	(982)	(421)
Proceeds from issuance of long-term debt	3,878	2,272	5,510
Repayment of long-term debt	(5,849)	(2,433)	(3,912)
Net cash from common stock transactions	(293)	73	298
Net proceeds from preferred stock issued	450	—	—
Cash dividends paid on common stock	(925)	(789)	(666)
Cash dividends paid on preferred stock	(167)	(148)	(148)
Other, net	215	(390)	(33)
Net cash from financing activities	(1,765)	109	965
Net Change in Cash and Cash Equivalents	225	1,386	160
Cash and Cash Equivalents at Beginning of Period	3,711	2,325	2,165
Cash and Cash Equivalents at End of Period	$3,936	$3,711	$2,325

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$775	$734	$765
Income taxes	844	655	322
Noncash investing and financing activities:
Transfers of loans to foreclosed assets	487	532	547
Transfers of loans HFI to LHFS	263	153	684
Stock issued in acquisitions	1,063	2,188	—
Purchase of additional interest in AmRisc, LP	—	216	—
Transfer of HTM securities to AFS	—	517	—
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

Nature of Operations

BB&T is a FHC organized under the laws of North Carolina. BB&T conducts operations through a bank subsidiary, Branch Bank, and nonbank subsidiaries. Branch Bank’s offices are concentrated primarily in the southeastern and mid-Atlantic United States. BB&T provides a wide range of banking services to individuals, businesses and municipalities. BB&T offers a variety of loans and lease financing to individuals and entities primarily within BB&T’s geographic footprint, including insurance premium financing; permanent CRE financing arrangements; loan servicing for third-party investors; direct consumer finance loans to individuals; credit card lending; automobile financing; factoring and equipment financing. BB&T also markets a wide range of other services, including deposits; discount and full service brokerage, annuities and mutual funds; life insurance, property and casualty insurance, health insurance and commercial general liability insurance on an agency basis and through a wholesale insurance brokerage operation; merchant services; trust and retirement services; comprehensive wealth advisory services; asset management and capital markets services.

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

Investments in VIEs are evaluated to determine if BB&T is the primary beneficiary. This evaluation gives appropriate consideration to the design of the entity and the variability that the entity was designed to pass along, the relative power of each party, and to BB&T’s relative obligation to absorb losses or receive residual returns of the entity, in relation to such obligations and rights held by each party. During 2015, BB&T disposed of its variable interests in its Tender Option Bond program trusts, which allowed for tax-advantaged financing of certain debt instruments issued by tax-exempt entities. BB&T was considered the primary beneficiary of the Tender Option Bond program trusts, resulting in the consolidation of their assets and liabilities in prior years. BB&T also has variable interests in certain entities that were not required to be consolidated, including affordable housing and other partnership interests. Refer to the "Commitments and Contingencies" note for additional disclosures regarding BB&T’s significant VIEs.

BB&T accounts for unconsolidated partnerships and certain other investments using the equity method of accounting. BB&T records its portion of income or loss in other noninterest income in the Consolidated Statements of Income. These investments are periodically evaluated for impairment. BB&T also has investments in, and future funding commitments to, private equity investments, which are accounted for based on BB&T’s ownership and control rights specific to each investment.

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

Restricted Cash

Restricted cash primarily represents amounts posted as collateral for derivatives in a loss position.

Securities

Marketable investment securities are classified as HTM, AFS or trading. Interest income and dividends on securities are recognized in income on an accrual basis. Premiums and discounts on debt securities are amortized as an adjustment to interest income using the effective interest method.  For MBS, prepayment speeds are evaluated quarterly in order to determine the estimated lives of the securities.  When the estimated lives of MBS are changed, the amortization of premiums or discounts is adjusted with a corresponding charge or credit to interest income as if the current estimated lives had been applied since the acquisition of the securities.

Debt securities are classified as HTM when BB&T has both the intent and ability to hold the securities to maturity. These securities are reported at amortized cost.

Debt securities that may be sold to meet liquidity needs arising from unanticipated deposit and loan fluctuations, changes in regulatory capital requirements or unforeseen changes in market conditions are classified as AFS. AFS securities are reported at estimated fair value, with unrealized gains and losses reported in AOCI, net of deferred income taxes, in the shareholders’ equity section of the Consolidated Balance Sheets. Gains or losses realized from the sale of AFS securities are determined by specific identification and are included in noninterest income.

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

LHFS

BB&T accounts for new originations of residential and commercial mortgage LHFS at fair value. BB&T accounts for the derivatives used to economically hedge the LHFS at fair value. The fair value of LHFS is primarily based on quoted market prices for securities collateralized by similar types of loans. Direct loan origination fees and costs related to LHFS are not capitalized and are recorded as mortgage banking income in the case of the direct loan origination fees and primarily personnel expense in the case of the direct loan origination costs. Gains and losses on sales of residential mortgage loans are included in mortgage banking income. Gains and losses on sales of commercial LHFS are included in other noninterest income.

BB&T sells a significant portion of its fixed-rate commercial and conforming residential mortgage loan originations, which are typically converted into MBS by FHLMC, FNMA and GNMA and subsequently sold to other third party investors. BB&T records these transactions as a sale when the transferred loans are legally isolated from BB&T’s creditors and the other accounting criteria for a sale are met. Gains or losses recorded on these transactions are based on the net carrying amount of the loans sold and the fair value of related mortgage servicing, which BB&T generally retains on loans sold. Since quoted market prices are not typically available, BB&T estimates the fair value of these retained interests using modeling techniques to determine the net present value of expected future cash flows. Such models incorporate management’s best estimates of key variables, such as prepayment speeds, servicing costs and discount rates, that would be used by market participants based on the risks involved.

Loans and Leases

The Company’s accounting methods for loans differ depending on whether the loans are originated or purchased, and if purchased, whether or not the loans reflect credit deterioration since the date of origination such that it is probable at the date of acquisition that BB&T will be unable to collect all contractually required payments.

Originated Loans and Leases

Loans and leases that management has the intent and ability to hold for the foreseeable future are reported at their outstanding principal balances net of any unearned income, charge-offs, and unamortized fees and costs. The net amount of nonrefundable loan origination fees and certain direct costs associated with the lending process are deferred and amortized to interest income over the contractual lives of the loans using the effective interest method.

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

Purchased loans are evaluated upon acquisition and classified as either purchased impaired or purchased non-impaired. PCI loans reflect credit deterioration since origination such that it is probable at acquisition that BB&T will be unable to collect all contractually required payments. For PCI loans, expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows is reasonably estimable. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are recognized prospectively as interest income. Decreases in expected cash flows due to credit deterioration are recognized by recording an ALLL. For purchased non-impaired loans, the difference between the fair value and UPB of the loan at the acquisition date is amortized or accreted to interest income over the contractual life of the loans using the effective interest method. In the event of prepayment, the remaining unamortized amount is recognized in interest income.

TDRs

Modifications to a borrower’s debt agreement are considered TDRs if a concession is granted for economic or legal reasons related to a borrower’s financial difficulties that otherwise would not be considered. TDRs are undertaken in order to improve the likelihood of recovery on the loan and may take the form of modifications made with the stated interest rate lower than the current market rate for new debt with similar risk, other modifications to the structure of the loan that fall outside of normal underwriting policies and procedures, or in certain limited circumstances forgiveness of principal or interest. Modifications of PCI loans that are part of a pool accounted for as a single asset are not considered TDRs. TDRs can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accruing status, depending on the individual facts and circumstances of the borrower. In circumstances where the TDR involves charging off a portion of the loan balance, BB&T typically classifies these TDRs as nonaccrual.

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

Certain past due loans may remain on accrual status if management determines that it does not have concern over the collectability of principal and interest. Generally, when loans are placed on nonaccrual status, accrued interest receivable is reversed against interest income in the current period and amortization of deferred loan fees and expenses is suspended. Interest payments received thereafter are applied as a reduction to the remaining principal balance as long as concern exists as to the ultimate collection of the principal. Nonaccrual mortgage loans are accounted for using the cash basis. Loans and leases are generally removed from nonaccrual status when they become current as to both principal and interest and concern no longer exists as to the collectability of principal and interest.

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

ACL

The ACL includes the ALLL and the RUFC. The ACL represents management’s best estimate of probable credit losses inherent in the loan and lease portfolios and off-balance sheet lending commitments at the balance sheet date. Estimates for loan and lease losses are determined by analyzing historical loan and lease losses, historical loan and lease migration to charge-off experience, current trends in delinquencies and charge-offs, expected cash flows on PCI loans, current assessment of impaired loans and leases, the results of regulatory examinations and changes in the size, composition and risk assessment of the loan and lease portfolio. As part of this process, BB&T develops a series of loss estimate factors, which are modeled projections of the frequency, timing and severity of losses. Changes to the ACL are made by charges to the provision for credit losses, which is reflected in the Consolidated Statements of Income. Loan or lease balances deemed to be uncollectible are charged off against the ALLL. Recoveries of amounts previously charged off are credited to the ALLL. The methodology used to determine the RUFC is inherently similar to that used to determine the collectively evaluated component of the ALLL, adjusted for factors specific to binding commitments, including the probability of funding and exposure at default. While management uses the best information available to establish the ACL, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in computing the ACL or, if required by regulators based upon information available to them at the time of their examinations.

Accounting standards require the presentation of certain disclosure information at the portfolio segment level, which represents the level at which an entity develops and documents a systematic methodology to determine its ACL. BB&T concluded that its loan and lease portfolio consists of three portfolio segments; commercial, retail and PCI. The commercial portfolio segment was identified based on the risk-based approach used to estimate the ALLL for the vast majority of these loans. The retail portfolio segment was identified based on the delinquency-based approach used to estimate the ALLL. The PCI portfolio segment was identified based on the expected cash flows approach used to estimate the ALLL. See the "Loans and ACL" note for additional information about the classes of financing receivables included within each of these loan portfolio segments.

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

For commercial clients with total credit exposure less than $1 million, BB&T has developed an automated loan review system to identify and proactively manage accounts with a higher risk of loss. The "score" produced by this automated system is updated monthly.

To establish a reserve, BB&T's policy is to review all commercial lending relationships with an outstanding nonaccrual balance of $3 million or more. While this review is largely focused on the borrower’s ability to repay the loan, BB&T also considers the capacity and willingness of a loan’s guarantors to support the debt service on the loan as a secondary source of repayment. When a guarantor exhibits the documented capacity and willingness to support the loan, BB&T may consider extending the loan maturity and/or temporarily deferring principal payments if the ultimate collection of both principal and interest is not in question. In these cases, BB&T may deem the loan to not be impaired due to the documented capacity and willingness of the guarantor to repay the loan. Loans are considered impaired when the borrower (or guarantor in certain circumstances) does not have the cash flow capacity or willingness to service the debt according to contractual terms, or it does not appear reasonable to assume that the borrower will continue to pay according to the contractual agreement. BB&T establishes a specific reserve for each loan that has been deemed impaired based on the criteria outlined above. The amount of the reserve is based on the present value of expected cash flows discounted at the loan’s effective interest rate and/or the value of collateral, net of costs to sell. In addition, BB&T reviews any collateral-dependent commercial loan balances between $1 million and $3 million to establish a specific reserve based on the underlying collateral value, net of costs to sell.

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

BB&T also maintains reserves for collective impairment that reflect an estimate of losses related to non-impaired commercial loans as of the balance sheet date. Embedded loss estimates for BB&T’s commercial loan portfolio are based on estimated migration rates, which are based on historical experience, and current risk mix as indicated by the risk grading or scoring process described above. Embedded loss estimates may be adjusted to reflect current economic conditions and current portfolio trends including credit quality, concentrations, aging of the portfolio, and significant policy and underwriting changes.

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

Assets Acquired from the FDIC and Related FDIC Loss Share Receivable/Payable

Certain loans, securities and other assets were acquired from the FDIC in connection with the Colonial transaction and were previously divided between two loss sharing agreements, the single family loss share agreement and the commercial loss share agreement. During 2014, the loss sharing provisions related to the commercial loss share agreement expired, but certain gain/recovery sharing was to occur through September 2017. During the third quarter of 2016, the loss share agreements were terminated. Refer to the "Securities" note and the "Loans and ACL" note for additional information. The FDIC loss share receivable included amounts related to net reimbursements that were expected to be received from the FDIC and was included in other assets on the Consolidated Balance Sheets for periods prior to the termination. The recognized amounts related to expected future payments to the FDIC, including any amounts that resulted from the aggregate loss calculation, were included in accounts payable and other liabilities for periods prior to the termination.

The income statement effect of the changes in the FDIC loss share receivable/payable included the accretion due to discounting and changes in expected net reimbursements. Decreases in expected net reimbursements, including the amounts expected to be paid to the FDIC as a result of the aggregate loss calculation, were recognized in income prospectively over the term of the loss share agreements consistent with the approach taken to recognize increases in cash flows on acquired loans. Increases in expected reimbursements were recognized in income in the same period that the provision for credit losses for the related loans was recognized. Subsequent to the recognition of ALLL related to specific assets, any decrease in expected net reimbursement was recognized in income in the same period that the provision for loan losses for the related loans was released.

Premises and Equipment

Premises, equipment, capital leases and leasehold improvements are stated at cost less accumulated depreciation and amortization. Land is stated at cost. In addition, purchased software and costs of computer software developed for internal use are capitalized provided certain criteria are met. Depreciation and amortization are computed principally using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease terms, including certain renewals that were deemed probable at lease inception, or the estimated useful lives of the improvements. Capitalized leases are amortized using the same methods as premises and equipment over the estimated useful lives or lease terms, whichever is less. Obligations under capital leases are amortized using the effective interest method to allocate payments between principal reduction and interest expense. Rent expense and rental income on operating leases is recorded using the straight-line method over the appropriate lease terms.

Bank-Owned Life Insurance

Life insurance policies on certain directors, officers, and employees, for which BB&T is the owner and beneficiary are stated at the cash surrender value within other assets in the Consolidated Balance Sheet. Changes in cash surrender value and proceeds from insurance benefits are recorded in income from bank-owned life insurance in the Consolidated Statements of Income.

Income Taxes

Deferred income taxes have been provided when different accounting methods have been used in determining income for income tax purposes and for financial reporting purposes. Deferred tax assets and liabilities are recognized based on future tax consequences attributable to differences between the financial statement carrying values of assets and liabilities and their tax bases. In the event of changes in the tax laws, deferred tax assets and liabilities are adjusted in the period of the enactment of those changes, with the cumulative effects included in the current year’s income tax provision. Net deferred tax assets are included in other assets, and net deferred tax liabilities are included in accounts payable and other liabilities, in the Consolidated Balance Sheets.

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

BB&T classifies its derivative financial instruments as either (1) a fair value hedge - hedge of an exposure to changes in the fair value of a recorded asset or liability, (2) a cash flow hedge - hedge of an exposure to changes in the cash flows of a recognized asset, liability or forecasted transaction, (3) a hedge of a net investment in a subsidiary, or (4) derivatives not designated as hedges. Changes in the fair value of derivatives not designated as hedges are recognized in current period earnings. BB&T has master netting agreements with the derivatives dealers with which it does business, but BB&T presents gross assets and liabilities on the Consolidated Balance Sheets.

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

For either fair value hedges or cash flow hedges, ineffectiveness may be recognized to the extent that changes in the value of the derivative instruments do not perfectly offset changes in the value of the hedged items. If the hedge ceases to be highly effective, BB&T discontinues hedge accounting and recognizes the interim changes in fair value in current period earnings. If a derivative that qualifies as a fair value or cash flow hedge is terminated or de-designated, the cumulative changes in value are recognized in income over the life of the hedged item (fair value hedge) or in the period in which the hedged item affects earnings (cash flow hedge). Immediate recognition in earnings is required upon sale or extinguishment of the hedged item (fair value hedge) or if it is probable that the hedged cash flows will not occur (cash flow hedge).

Derivatives used to manage economic risk not designated as hedges are primarily economic risk management instruments used to manage economic risk from MSRs and mortgage banking operations, with gains or losses included in mortgage banking income. In connection with its mortgage banking activities, BB&T enters into loan commitments to fund residential mortgage loans at specified rates and for specified periods of time. To the extent that BB&T’s interest rate lock commitments relate to loans that will be held for sale upon funding, they are also accounted for as derivatives, with gains or losses included in mortgage banking income. Gains and losses on other derivatives used to manage economic risk are primarily associated with client derivative activity and are included in other income.

Credit risk resulting from derivatives arises when amounts receivable from a counterparty exceed those payable to the same counterparty, taking into account posted collateral. The risk of loss with respect to over-the-counter derivatives, eligible margin loans and repurchase-style transactions is addressed by subjecting counterparties to a credit review and approval process similar to the process in making loans or other extensions of credit and/or by requiring collateral.

Derivative dealer counterparties operate under agreements to provide cash and/or highly liquid securities on a daily basis for unsecured credit exposure beyond negotiated limits, while client derivatives that are associated with loans are cross-collateralized with the loan.

BB&T only transacts with dealer counterparties that are national market makers with strong credit standings and requires liquid collateral (cash or government securities) to secure credit exposure. Due to these factors, the fair value of derivatives with dealer counterparties is primarily based on the interest rate mark of each trade. The fair value of interest rate derivatives with clients includes a credit valuation adjustment.

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

Goodwill and Other Intangible Assets

Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business combinations. BB&T allocates goodwill to the reporting unit(s) that receives significant benefits from the acquisition. Goodwill is tested at least annually for impairment as of October 1st each year and more frequently if circumstances exist that indicate a possible reduction in the fair value of the business below its carrying value. BB&T measures impairment using the present value of estimated future cash flows. Discount rates are based upon the cost of capital specific to the industry in which the reporting unit operates. If the carrying value of the reporting unit exceeds its fair value, a second analysis is performed to measure the fair value of all assets and liabilities. If, based on the second analysis, it is determined that the fair value of the assets and liabilities of the reporting unit is less than the carrying value, BB&T would recognize impairment for the excess of carrying value over fair value.

CDI and other intangible assets include premiums paid for acquisitions of core deposits and other identifiable intangible assets. Intangible assets other than goodwill, which are determined to have finite lives, are amortized based upon the estimated economic benefits received.

MSRs

BB&T has two primary classes of MSRs for which it separately manages the economic risks: residential and commercial. Both classes of MSRs are recorded on the Consolidated Balance Sheets primarily at fair value with changes in fair value recorded as a component of mortgage banking income. Various derivative instruments are used to mitigate the income statement effect of changes in fair value due to changes in valuation inputs and assumptions of the MSRs.

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

Insurance Income

Insurance commission revenue is generally recognized at the later of the billing date or the effective date of the related insurance policies. Insurance premiums from underwriting activities are recognized as income over the policy term. The portion of premiums that will be earned in the future is deferred and included in accounts payable and other liabilities in the Consolidated Balance Sheets.

Segments

Segment results are presented based on internal management accounting policies that were designed to support BB&T’s strategic objectives. The Other, Treasury and Corporate segment includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure. Refer to the "Operating Segments" note for additional disclosures.

Changes in Accounting Principles and Effects of New Accounting Pronouncements

Standards Adopted During Year Ended December 31, 2016 - BB&T adopted the following guidance effective January 1, 2016 (unless otherwise specified), none of which were material to the consolidated financial statements:

Derivatives and Hedging (adopted March 2016) - clarified that derivative instrument novations do not require dedesignation of the related hedging relationship provided that all other hedge accounting criteria continue to be met.

Fair Value Measurement - eliminated the requirement to classify in the fair value hierarchy any investments for which fair value is measured at net asset value per share using the practical expedient.

Internal-Use Software - requires the software license element of a cloud computing arrangement be accounted for consistent with the acquisition of other software licenses; otherwise, the arrangement should be accounted for as a service contract.

Debt Issuance Costs - requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.

Consolidation - provides an additional requirement for a limited partnership or similar entity to qualify as a voting interest entity, amending the criteria for consolidating such an entity and eliminating the deferral provided under previous guidance for investment companies. In addition, the new guidance amends the criteria for evaluating fees paid to a decision maker or service provider as a variable interest and amends the criteria for evaluating the effect of fee arrangements and related parties on a VIE primary beneficiary determination.

Standards Adopted Subsequent to December 31, 2016 or Not Yet Adopted - the adoption of the guidance was not material, or for standards not yet adopted is not expected to be material, to the consolidated financial statements unless otherwise specified:

Stock Compensation (adopted January 1, 2017) - eliminates the concept of additional paid-in capital pools for equity-based awards and requires that the related excess tax benefits and tax deficiencies be classified as an operating activity in the statement of cash flows. The guidance also allows entities to make a one-time policy election to account for forfeitures when they occur, instead of accruing compensation cost based on the number of awards expected to vest. Additionally, the guidance changes the requirement for an award to qualify for equity classification by permitting tax withholding up to the maximum statutory tax rate instead of the minimum statutory tax rate. Cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity in the Statement of Cash Flows. The Company has elected to account for forfeitures of equity-based awards when they occur.

Investments (adopted January 1, 2017) - eliminates the requirement to retroactively adjust the financial statements when a change in ownership or influence causes an existing investment to qualify for the equity method of accounting. Also requires the investor to add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting.

Derivatives and Hedging (adopted January 1, 2017) - clarifies that an exercise contingency does not need to be evaluated to determine whether it relates to interest rates and credit risk in an embedded derivative analysis. An entity performing the assessment will be required to assess the embedded call or put options solely in accordance with the pre-existing decision sequence.

Business Combinations (adopted January 1, 2017) - provides clarification on the definition of a business and provides criteria to aid in the assessment of whether an integrated set of assets and activities constitutes a business.

Statement of Cash Flows - requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The adoption of this guidance will only affect the Consolidated Statements of Cash Flows.

Statement of Cash Flows - clarifies the classification within the statement of cash flows for certain transactions, including debt extinguishment costs, zero-coupon debt, contingent consideration related to business combinations, insurance proceeds, equity method distributions and beneficial interests in securitizations. The guidance also clarifies that cash flows with aspects of multiple classes of cash flows or that cannot be separated by source or use should be classified based on the activity that is likely to be the predominant source or use of cash flows for the item. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years.

Liabilities - requires companies to recognize breakage on prepaid stored-value products in accordance with the recently issued guidance on Revenue from Contracts with Customers. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years.

Revenue from Contracts with Customers - requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance is effective for interim and annual reporting periods beginning after December 15, 2017. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities, the new guidance is not expected to have a material impact on the components of the Consolidated Statement of Income most closely associated with financial instruments, including securities gains/losses and interest income. The Company is currently evaluating this guidance to determine the impact on other components of noninterest income.

Financial Instruments - requires the majority of equity investments to be measured at fair value with changes in fair value recognized in net income, excluding equity investments that are consolidated or accounted for under the equity method of accounting. The new guidance allows equity investments without readily determinable fair values to be measured at cost minus impairment, with a qualitative assessment required to identify impairment. For financial instruments recorded at amortized cost, the new guidance requires public companies to use exit prices to measure the fair value for disclosure purposes, eliminates the disclosure requirements related to measurement assumptions and requires separate presentation of financial assets and liabilities based on form and measurement category. In addition, for liabilities measured at fair value under the fair value option, the changes in fair value due to changes in instrument-specific credit risk should be recognized in OCI. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years.

Leases - requires lessees to recognize assets and liabilities related to certain operating leases on the balance sheet. The new guidance also requires additional disclosures by lessees and contains targeted changes to accounting by lessors. This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Upon adoption, the Company expects to report higher assets and liabilities as a result of including additional leases on the Consolidated Balance Sheet.

Credit Losses - replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit deteriorated loans will receive an allowance account for expected credit losses at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to AFS debt securities will be recorded through an allowance for expected credit losses, with such allowance limited to the amount by which fair value is below amortized cost. An allowance will be established for estimated credit losses on HTM securities. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Upon adoption, the Company expects that the ACL will likely be materially higher; however, the Company is still in the process of determining the magnitude of the increase and its impact on the Consolidated Financial Statements.

Intangibles—Goodwill and Other - simplifies the measurement of goodwill impairment. An entity will no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. This guidance is effective for impairment tests in fiscal years beginning after December 15, 2019 and interim periods within those fiscal years.

NOTE 2. Acquisitions and Divestitures

On April 1, 2016, BB&T acquired all of the outstanding stock of National Penn, which conducted its business operations primarily through its bank subsidiary, National Penn Bank, which was merged into Branch Bank. National Penn operated other subsidiaries in Pennsylvania, New Jersey and Maryland to provide a wide range of retail and commercial banking and financial products and services. National Penn also operated a trust and investment company, an asset management company and a property and casualty insurance brokerage company. National Penn had 126 banking offices as of the acquisition date. BB&T acquired National Penn in order to increase BB&T’s market share in these areas.

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

	National Penn
	UPB	Fair Value
	(Dollars in millions)
Assets acquired:
Cash, due from banks and federal funds sold		$216
Securities		2,499
Loans and leases:
Commercial and industrial	$2,817	2,596
CRE-income producing properties	1,450	1,202
CRE-construction and development	165	127
Direct retail lending	801	767
Revolving credit	7	7
Residential mortgage	1,217	1,004
Sales finance	166	162
PCI	181	124
Total loans and leases	$6,804	5,989
Goodwill		795
CDI		67
Other assets		503
Total assets acquired		10,069
Liabilities assumed:
Deposits:
Noninterest-bearing deposits		1,209
Interest-bearing deposits		5,420
Total deposits		6,629
Debt		1,756
Other liabilities		66
Total liabilities assumed		8,451
Consideration paid		$1,618

Cash paid		$555
Fair value of common stock issued, including replacement equity awards		1,063

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

Other Acquisitions and Divestitures

On April 1, 2016, BB&T purchased insurance broker Swett & Crawford from Cooper Gay Swett & Crawford for $461 million in cash. The purchase price allocation for this acquisition has not been finalized. Refer to the “Goodwill and Other Intangible Assets” note in the "Notes to Consolidated Financial Statements" for additional information.

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

During the first quarter of 2015, BB&T acquired 41 financial centers in Texas, which provided $238 million in assets and $1.9 billion in deposits.

NOTE 3. Securities

	Amortized Cost	Gross Unrealized		Fair Value
December 31, 2016		Gains	Losses
	(Dollars in millions)
AFS securities:
U.S. Treasury	$2,669	$2	$84	$2,587
GSE	190	—	10	180
Agency MBS	21,819	13	568	21,264
States and political subdivisions	2,198	56	49	2,205
Non-agency MBS	446	233	—	679
Other	11	—	—	11
Total AFS securities	$27,333	$304	$711	$26,926

HTM securities:
U.S. Treasury	$1,098	$20	$—	$1,118
GSE	2,197	14	30	2,181
Agency MBS	13,225	40	180	13,085
States and political subdivisions	110	—	—	110
Other	50	2	—	52
Total HTM securities	$16,680	$76	$210	$16,546

	Amortized Cost	Gross Unrealized		Fair Value
December 31, 2015		Gains	Losses
	(Dollars in millions)
AFS securities:
U.S. Treasury	$1,836	$2	$6	$1,832
GSE	51	—	—	51
Agency MBS	20,463	22	439	20,046
States and political subdivisions	2,312	103	40	2,375
Non-agency MBS	683	306	—	989
Other	4	—	—	4
Total AFS securities	$25,349	$433	$485	$25,297

HTM securities:
U.S. Treasury	$1,097	$22	$—	$1,119
GSE	5,045	16	98	4,963
Agency MBS	12,267	70	22	12,315
States and political subdivisions	63	—	—	63
Other	58	2	1	59
Total HTM securities	$18,530	$110	$121	$18,519

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

During 2015, BB&T transferred $517 million of HTM securities to AFS. These securities, which were sold in 2015, represented securities collateralized by student loans for which there was a significant increase in risk weighting as a result of the implementation of Basel III.

Certain investments in marketable debt securities and MBS issued by FNMA and FHLMC exceeded 10% of shareholders’ equity at December 31, 2016. The FNMA investments had total amortized cost and fair value of $13.9 billion and $13.6 billion, respectively. The FHLMC investments had total amortized cost and fair value of $7.8 billion and $7.6 billion, respectively.

The following table reflects changes in credit losses on securities with OTTI where a portion of the unrealized loss was recognized in OCI. Assets acquired from the FDIC were excluded from this table prior to the termination of the loss share agreements.

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Balance at beginning of period	$42	$64	$78
Credit losses on securities without previous OTTI	—	—	6
Credit losses on securities for which OTTI was previously recognized	—	4	—
Reductions for securities sold/settled during the period	(21)	(22)	(17)
Credit recoveries through yield	(1)	(4)	(3)
Included as a result of loss share termination	1	—	—
Balance at end of period	$21	$42	$64

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected life of MBS may differ from contractual maturities because borrowers have the right to prepay the underlying mortgage loans with or without prepayment penalties.

	AFS		HTM
December 31, 2016	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
Due in one year or less	$275	$275	$—	$—
Due after one year through five years	1,013	1,018	1,683	1,703
Due after five years through ten years	2,670	2,580	1,688	1,672
Due after ten years	23,375	23,053	13,309	13,171
Total debt securities	$27,333	$26,926	$16,680	$16,546

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
AFS securities:
U.S. Treasury	$2,014	$84	$—	$—	$2,014	$84
GSE	180	10	—	—	180	10
Agency MBS	14,842	342	5,138	226	19,980	568
States and political subdivisions	365	7	314	42	679	49
Total	$17,401	$443	$5,452	$268	$22,853	$711

HTM securities:
GSE	$1,762	$30	$—	$—	$1,762	$30
Agency MBS	7,717	178	305	2	8,022	180
Total	$9,479	$208	$305	$2	$9,784	$210

	Less than 12 months		12 months or more		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
AFS securities:
U.S. Treasury	$1,211	$6	$—	$—	$1,211	$6
Agency MBS	12,052	199	5,576	240	17,628	439
States and political subdivisions	64	1	329	39	393	40
Total	$13,327	$206	$5,905	$279	$19,232	$485

HTM securities:
GSE	$2,307	$41	$1,743	$57	$4,050	$98
Agency MBS	3,992	21	124	1	4,116	22
Other	56	1	—	—	56	1
Total	$6,355	$63	$1,867	$58	$8,222	$121

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

Cash flow modeling is used to evaluate non-agency MBS in an unrealized loss position for potential credit impairment. These models give consideration to long-term macroeconomic factors applied to current security default rates, prepayment rates and recovery rates and security-level performance. At December 31, 2016, there were no non-agency MBS with other than temporary credit impairment.

At December 31, 2016, the majority of the unrealized loss on municipal securities was the result of fair value hedge basis adjustments that are a component of amortized cost. Municipal securities in an unrealized loss position are evaluated for credit impairment through a qualitative analysis of issuer performance and the primary source of repayment. At December 31, 2016, the evaluation of municipal securities did not indicate any municipal securities with other than temporary credit impairment.

NOTE 4. Loans and ACL

During the third quarter of 2016, Branch Bank entered into an early termination agreement with the FDIC that terminated the loss share agreements. As a result, the assets acquired from the FDIC are no longer covered by loss sharing. The accounting for the related loans is unaffected by the termination, and these loans will continue to be carried in PCI.

During the third quarter of 2016, a sales finance portfolio totaling $1.0 billion was acquired. During the fourth quarter of 2016, a sales finance portfolio totaling $1.9 billion was acquired.

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

	Accruing
December 31, 2016	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonaccrual	Total
	(Dollars in millions)
Commercial:
Commercial and industrial	$51,329	$27	$—	$363	$51,719
CRE-income producing properties	14,492	6	—	40	14,538
CRE-construction and development	3,800	2	—	17	3,819
Dealer floor plan	1,413	—	—	—	1,413
Other lending subsidiaries	7,660	21	—	10	7,691
Retail:
Direct retail lending	11,963	60	6	63	12,092
Revolving credit	2,620	23	12	—	2,655
Residential mortgage-nonguaranteed	28,378	393	79	172	29,022
Residential mortgage-government guaranteed	324	132	443	—	899
Sales finance	11,179	76	6	6	11,267
Other lending subsidiaries	6,931	301	—	65	7,297
PCI	784	36	90	—	910
Total	$140,873	$1,077	$636	$736	$143,322

	Accruing
December 31, 2015	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonaccrual	Total
	(Dollars in millions)
Commercial:
Commercial and industrial	$48,157	$36	$—	$237	$48,430
CRE-income producing properties	13,370	13	—	38	13,421
CRE-construction and development	3,710	9	—	13	3,732
Dealer floor plan	1,215	—	—	—	1,215
Other lending subsidiaries	6,771	18	—	6	6,795
Retail:
Direct retail lending	11,032	58	7	43	11,140
Revolving credit	2,478	22	10	—	2,510
Residential mortgage-nonguaranteed	29,038	397	55	173	29,663
Residential mortgage-government guaranteed	306	78	486	—	870
Sales finance	10,243	72	5	7	10,327
Other lending subsidiaries	6,381	286	—	59	6,726
PCI	966	42	114	—	1,122
Total	$133,667	$1,031	$677	$576	$135,951

The following tables present the carrying amount of loans by risk rating. PCI loans are excluded because their related ALLL is determined by loan pool performance.

December 31, 2016	Commercial & Industrial	CRE-Income Producing Properties	CRE-Construction and Development	Dealer Floor Plan	Other Lending Subsidiaries
	(Dollars in millions)
Commercial:
Pass	$49,921	$14,061	$3,718	$1,404	$7,604
Special mention	314	124	38	—	33
Substandard-performing	1,121	313	46	9	44
Nonperforming	363	40	17	—	10
Total	$51,719	$14,538	$3,819	$1,413	$7,691

December 31, 2016	Direct Retail Lending	Revolving Credit	Residential Mortgage	Sales Finance	Other Lending Subsidiaries
	(Dollars in millions)
Retail:
Performing	$12,029	$2,655	$29,749	$11,261	$7,232
Nonperforming	63	—	172	6	65
Total	$12,092	$2,655	$29,921	$11,267	$7,297

December 31, 2015	Commercial & Industrial	CRE-Income Producing Properties	CRE-Construction and Development	Dealer Floor Plan	Other Lending Subsidiaries
	(Dollars in millions)
Commercial:
Pass	$46,760	$12,940	$3,619	$1,195	$6,757
Special mention	305	166	29	6	3
Substandard-performing	1,128	277	71	14	29
Nonperforming	237	38	13	—	6
Total	$48,430	$13,421	$3,732	$1,215	$6,795

December 31, 2015	Direct Retail Lending	Revolving Credit	Residential Mortgage	Sales Finance	Other Lending Subsidiaries
	(Dollars in millions)
Retail:
Performing	$11,097	$2,510	$30,360	$10,320	$6,667
Nonperforming	43	—	173	7	59
Total	$11,140	$2,510	$30,533	$10,327	$6,726

 The following tables present a summary of activity in the ACL:

Year Ended December 31, 2016	Beginning Balance	Charge-Offs	Recoveries	Provision (Benefit)	Other	Ending Balance
	(Dollars in millions)
Commercial:
Commercial and industrial	$466	$(128)	$40	$122	—	$500
CRE-income producing properties	135	(8)	8	(18)	—	117
CRE-construction and development	37	(1)	11	(22)	—	25
Dealer floor plan	8	—	—	3	—	11
Other lending subsidiaries	22	(22)	6	23	—	29
Retail:
Direct retail lending	105	(53)	26	25	—	103
Revolving credit	104	(69)	20	51	—	106
Residential mortgage-nonguaranteed	194	(35)	3	24	—	186
Residential mortgage-government guaranteed	23	(5)	—	23	—	41
Sales finance	40	(29)	12	15	—	38
Other lending subsidiaries	265	(336)	43	317	—	289
PCI	61	(15)	—	(2)	—	44
ALLL	1,460	(701)	169	561	—	1,489
RUFC	90	—	—	11	9	110
ACL	$1,550	$(701)	$169	$572	$9	$1,599

Year Ended December 31, 2015	Beginning Balance	Charge-Offs	Recoveries	Provision (Benefit)	Other	Ending Balance
	(Dollars in millions)
Commercial:
Commercial and industrial	$421	$(81)	$37	$89	$—	$466
CRE-income producing properties	162	(20)	7	(14)	—	135
CRE-construction and development	48	(4)	11	(18)	—	37
Dealer floor plan	10	—	—	(2)	—	8
Other lending subsidiaries	21	(9)	3	7	—	22
Retail:
Direct retail lending	110	(54)	29	20	—	105
Revolving credit	110	(70)	20	44	—	104
Residential mortgage-nonguaranteed	217	(40)	3	14	—	194
Residential mortgage-government guaranteed	36	(6)	—	(7)	—	23
Sales finance	40	(26)	9	17	—	40
Other lending subsidiaries	235	(277)	33	274	—	265
PCI	64	(1)	—	(2)	—	61
ALLL	1,474	(588)	152	422	—	1,460
RUFC	60	—	—	6	24	90
ACL	$1,534	$(588)	$152	$428	$24	$1,550

Year Ended December 31, 2014	Beginning Balance	Charge-Offs	Recoveries	Provision (Benefit)	Other	Ending Balance
	(Dollars in millions)
Commercial:
Commercial and industrial	$454	$(131)	$42	$56	$—	$421
CRE-income producing properties	149	(31)	14	30	—	162
CRE-construction and development	76	(11)	19	(36)	—	48
Dealer floor plan	8	—	—	2	—	10
Other lending subsidiaries	15	(8)	3	11	—	21
Retail:
Direct retail lending	209	(69)	29	26	(85)	110
Revolving credit	115	(71)	19	47	—	110
Residential mortgage-nonguaranteed	269	(82)	7	(62)	85	217
Residential mortgage-government guaranteed	62	(2)	—	(24)	—	36
Sales finance	37	(23)	9	17	—	40
Other lending subsidiaries	224	(261)	30	242	—	235
PCI	114	(21)	—	(29)	—	64
ALLL	1,732	(710)	172	280	—	1,474
RUFC	89	—	—	(29)	—	60
ACL	$1,821	$(710)	$172	$251	$—	$1,534

The following table provides a summary of loans that are collectively evaluated for impairment.

	December 31, 2016		December 31, 2015
	Recorded Investment	Related ALLL	Recorded Investment	Related ALLL
	(Dollars in millions)
Commercial:
Commercial and industrial	$51,253	$463	$48,110	$439
CRE-income producing properties	14,455	112	13,339	127
CRE-construction and development	3,787	21	3,697	32
Dealer floor plan	1,413	11	1,215	8
Other lending subsidiaries	7,678	28	6,789	21
Retail:
Direct retail lending	12,011	93	11,055	93
Revolving credit	2,626	95	2,477	91
Residential mortgage-nonguaranteed	28,488	136	29,199	153
Residential mortgage-government guaranteed	466	8	553	1
Sales finance	11,251	37	10,308	39
Other lending subsidiaries	7,057	249	6,534	235
PCI	910	44	1,122	61
Total	$141,395	$1,297	$134,398	$1,300

The following tables set forth certain information regarding impaired loans, excluding PCI and LHFS, that were individually evaluated for reserves.

As Of / For The Year Ended December 31, 2016	Recorded Investment	UPB	Related ALLL	Average Recorded Investment	Interest Income Recognized
	(Dollars in millions)
With no related ALLL recorded:
Commercial:
Commercial and industrial	$201	$225	$—	$217	$1
CRE-income producing properties	25	27	—	16	—
CRE-construction and development	10	11	—	8	—
Dealer floor plan	—	—	—	—	—
Other lending subsidiaries	4	6	—	6	—
Retail:
Direct retail lending	13	38	—	12	1
Residential mortgage-nonguaranteed	94	141	—	97	4
Residential mortgage-government guaranteed	3	3	—	3	—
Sales finance	1	2	—	1	—
Other lending subsidiaries	4	9	—	4	—
With an ALLL recorded:
Commercial:
Commercial and industrial	265	269	37	259	5
CRE-income producing properties	58	61	5	68	2
CRE-construction and development	22	22	4	22	1
Dealer floor plan	—	—	—	—	—
Other lending subsidiaries	9	9	1	5	—
Retail:
Direct retail lending	68	69	10	71	4
Revolving credit	29	29	11	31	1
Residential mortgage-nonguaranteed	440	451	50	383	16
Residential mortgage-government guaranteed	430	431	33	360	14
Sales finance	15	15	1	16	1
Other lending subsidiaries	236	239	40	206	32
Total	$1,927	$2,057	$192	$1,785	$82

December 31, 2015	Recorded Investment	UPB	Related ALLL	Average Recorded Investment	Interest Income Recognized
	(Dollars in millions)
With no related ALLL recorded:
Commercial:
Commercial and industrial	$129	$164	$—	$95	$1
CRE-income producing properties	8	13	—	17	—
CRE-construction and development	8	11	—	10	—
Dealer floor plan	—	—	—	2	—
Other lending subsidiaries	2	3	—	—	—
Retail:
Direct retail lending	11	40	—	12	1
Residential mortgage-nonguaranteed	103	153	—	99	4
Residential mortgage-government guaranteed	5	5	—	3	—
Sales finance	1	2	—	1	—
Other lending subsidiaries	4	8	—	3	—
With an ALLL recorded:
Commercial:
Commercial and industrial	191	194	27	223	5
CRE-income producing properties	74	77	8	96	3
CRE-construction and development	27	27	5	36	1
Dealer floor plan	—	—	—	1	—
Other lending subsidiaries	4	5	1	6	—
Retail:
Direct retail lending	74	75	12	79	4
Revolving credit	33	33	13	36	1
Residential mortgage-nonguaranteed	361	368	41	354	15
Residential mortgage-government guaranteed	312	312	22	323	13
Sales finance	18	18	1	19	1
Other lending subsidiaries	188	190	30	179	28
Total	$1,553	$1,698	$160	$1,594	$77

Trial modifications are excluded from the following disclosures because the specific types and amounts of concessions offered to borrowers frequently change between the trial modification and the permanent modification. The following table provides a summary of TDRs, all of which are considered impaired.

	December 31,
	2016	2015
	(Dollars in millions)
Performing TDRs:
Commercial:
Commercial and industrial	$55	$49
CRE-income producing properties	16	13
CRE-construction and development	9	16
Direct retail lending	67	72
Revolving credit	29	33
Residential mortgage-nonguaranteed	332	288
Residential mortgage-government guaranteed	420	316
Sales finance	16	17
Other lending subsidiaries	226	178
Total performing TDRs	1,170	982
Nonperforming TDRs (also included in NPL disclosures)	183	146
Total TDRs	$1,353	$1,128
ALLL attributable to TDRs	$146	$126

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

	Year Ended December 31,
	2016			2015			2014
	Type of Modification			Type of Modification			Type of Modification
	Rate	Structure	ALLL Impact	Rate	Structure	ALLL Impact	Rate	Structure	ALLL Impact
	(Dollars in millions)
Commercial:
Commercial and industrial	$112	$128	$3	$99	$45	$2	$112	$48	$4
CRE-income producing properties	21	17	—	9	15	—	18	18	—
CRE-construction and development	7	11	—	8	25	1	25	22	—

Retail:
Direct retail lending	19	1	—	16	4	4	32	4	6
Revolving credit	17	—	4	16	—	4	24	—	4
Residential mortgage-nonguaranteed	129	54	10	88	37	9	127	36	16
Residential mortgage-government guaranteed	335	—	18	189	—	7	282	—	12
Sales finance	—	7	—	—	10	1	1	14	3
Other lending subsidiaries	169	—	21	129	—	17	130	—	17

The pre-default balance for modifications that experienced a payment default that had been classified as TDRs during the previous 12 months was $73 million, $81 million and $78 million for the twelve months ended December 31, 2016, 2015 and 2014, respectively. Payment default is defined as movement of the TDR to nonaccrual status, foreclosure or charge-off, whichever occurs first.

Changes in the carrying value and accretable yield of PCI loans are presented in the following table:

	December 31, 2016				December 31, 2015
	Purchased Impaired		Purchased Nonimpaired		Purchased Impaired		Purchased Nonimpaired
	Accretable Yield	Carrying Value	Accretable Yield	Carrying Value	Accretable Yield	Carrying Value	Accretable Yield	Carrying Value
	(Dollars in millions)
Balance at beginning of period	$189	$700	$176	$422	$134	$579	$244	$636
Additions	36	124	—	—	98	402	—	—
Accretion	(134)	134	(73)	73	(89)	89	(89)	89
Payments received, net	—	(344)	—	(199)	—	(370)	—	(303)
Other, net	162	—	52	—	46	—	21	—
Balance at end of period	$253	$614	$155	$296	$189	$700	$176	$422

Outstanding UPB at end of period		$910		$423		$1,063		$587

The following table presents additional information about BB&T’s loans and leases:

	December 31,
	2016	2015
	(Dollars in millions)
Unearned income, discounts and net deferred loan fees and costs, excluding PCI	$396	$598
Residential mortgage loans in process of foreclosure	366	229

NOTE 5. Premises and Equipment

A summary of premises and equipment is presented in the accompanying table:

	Estimated Useful Life	December 31,
		2016	2015
	(Years)	(Dollars in millions)
Land and land improvements		$611	$596
Buildings and building improvements	40	1,628	1,503
Furniture and equipment	3 - 15	1,121	1,030
Leasehold improvements		791	721
Construction in progress		62	122
Capitalized leases on premises and equipment		66	67
Total		4,279	4,039
Accumulated depreciation and amortization		(2,172)	(2,032)
Net premises and equipment		$2,107	$2,007

The following table excludes assets related to the lease financing business.

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Rent expense applicable to operating leases	$278	$245	$227
Rental income from owned properties and subleases	8	7	7

	Year Ended December 31,
	2017	2018	2019	2020	2021	Thereafter
	(Dollars in millions)
Future minimum lease payments for operating leases	$263	$239	$210	$179	$154	$574

NOTE 6. Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill attributable to BB&T’s operating segments are reflected in the table below. There have been no goodwill impairments recorded to date.

	Community Banking	Residential Mortgage Banking	Dealer Financial Services	Specialized Lending	Insurance Holdings	Financial Services	Total
	(Dollars in millions)
Goodwill, January 1, 2014	$4,924	$7	$111	$88	$1,492	$192	$6,814
Acquired goodwill, net	29	—	—	—	12	—	41
Contingent consideration	—	—	—	—	14	—	14
Other adjustments	(319)	319	—	—	—	—	—
Goodwill, December 31, 2014	4,634	326	111	88	1,518	192	6,869
Acquired goodwill, net	1,501	43	—	155	16	11	1,726
American Coastal sale	—	—	—	—	(49)	—	(49)
Other adjustments	5	—	—	—	(3)	—	2
Goodwill, December 31, 2015	6,140	369	111	243	1,482	203	8,548
Acquired goodwill, net	753	39	—	2	270	9	1,073
Other adjustments	139	8	—	(132)	—	2	17
Goodwill, December 31, 2016	$7,032	$416	$111	$113	$1,752	$214	$9,638

During 2014, the transfer of closed-end, first and second lien position residential mortgage loans from Community Banking to Residential Mortgage Banking resulted in a reallocation of the related goodwill, which is included in other adjustments in the above table.

During 2015, BB&T sold American Coastal, which resulted in the allocation and write-off of goodwill from the Insurance Holdings segment.

During 2016, the valuations and purchase price allocation for Susquehanna were finalized and are included in other adjustments in the above table.

The acquisition of Swett & Crawford provided goodwill of $269 million and identifiable intangible assets of $224 million. The identifiable intangible assets are being amortized over a weighted average term of 13 years based upon the estimated economic benefits received. Approximately $135 million of the goodwill and identifiable intangible assets is deductible for tax purposes.

The following table presents information for identifiable intangible assets subject to amortization:

		December 31, 2016			December 31, 2015
	Wtd. Avg. Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(Dollars in millions)
CDI	7.9	$970	$(710)	$260	$903	$(634)	$269
Other, primarily customer relationship intangibles	13.0	1,415	(821)	594	1,164	(747)	417
Total		$2,385	$(1,531)	$854	$2,067	$(1,381)	$686

	Year Ended December 31,
	2017	2018	2019	2020	2021
	(Dollars in millions)
Estimated amortization expense of identifiable intangibles	$141	$123	$104	$87	$74

NOTE 7. Loan Servicing

Residential Mortgage Banking Activities

The following tables summarize residential mortgage banking activities. BB&T manages its own residential mortgage loans, including PCI loans.

	December 31,
	2016	2015
	(Dollars in millions)
UPB of residential mortgage and home equity loan servicing portfolio	$121,639	$122,169
UPB of residential mortgage loans serviced for others (primarily agency conforming fixed rate)	90,325	91,132
Mortgage loans sold with recourse	578	702
Maximum recourse exposure from mortgage loans sold with recourse liability	282	326
Indemnification, recourse and repurchase reserves	40	79
FHA-insured mortgage loan reserve	—	85

During 2014, HUD-OIG notified BB&T that it had been selected for an audit/survey to assess compliance with FHA loan origination and quality control requirements. BB&T subsequently received subpoenas from the HUD-OIG and the Department of Justice seeking additional information regarding its lending practices in connection with loans insured by the FHA. During 2014, BB&T recognized an $85 million charge that was included in other expense on the Consolidated Statements of Income. During the third quarter of 2016, BB&T paid $83 million to settle these matters pursuant to an agreement with the Department of Justice. In addition, the Company separately received recoveries of $71 million, resulting in a net benefit of $73 million, which was included in other expense on the Consolidated Statements of Income.

During 2014, BB&T recognized a $33 million adjustment related to the indemnification reserves for mortgage loans sold, which represents an increase in estimated losses that may be incurred on FHA-insured mortgage loans that have not yet defaulted. During 2016, BB&T released $31 million of mortgage repurchase reserves, which was primarily driven by lower anticipated loan repurchase requests. These adjustments were included in loan-related expense on the Consolidated Statements of Income.

Payments made to date for recourse exposure on residential mortgage loans sold with recourse liability have been immaterial.

	As Of / For The Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
UPB of residential mortgage loans sold from the LHFS portfolio	$15,675	$14,764	$13,400
Pre-tax gains recognized on mortgage loans sold and held for sale	139	148	110
Servicing fees recognized from mortgage loans serviced for others	268	273	275
Approximate weighted average servicing fee on the outstanding balance of residential mortgage loans serviced for others	0.28%	0.29%	0.29%
Weighted average interest rate on mortgage loans serviced for others	4.03	4.12	4.20

The following table presents a roll forward of the carrying value of residential MSRs recorded at fair value:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Carrying value, beginning of year	$880	$844	$1,047
Additions	146	156	141
Change in fair value due to changes in valuation inputs or assumptions:
Prepayment speeds	13	91	(219)
Weighted average OAS	10	(52)	—
Servicing costs	2	(25)	(2)
Realization of expected net servicing cash flows, passage of time and other	(136)	(134)	(123)
Carrying value, end of year	$915	$880	$844

Gains (losses) on derivative financial instruments used to mitigate the income statement effect of changes in fair value	$32	$32	$251

The sensitivity of the fair value of the residential MSRs to changes in key assumptions is included in the accompanying table:

	December 31, 2016			December 31, 2015
	Range		Weighted Average	Range		Weighted Average
	Min	Max		Min	Max
	(Dollars in millions)
Prepayment speed	7.5%	8.4%	8.1%	8.1%	9.0%	8.7%
Effect on fair value of a 10% increase			$(28)			$(29)
Effect on fair value of a 20% increase			(54)			(56)

OAS	9.8%	10.2%	10.0%	10.3%	10.6%	10.4%
Effect on fair value of a 10% increase			$(33)			$(33)
Effect on fair value of a 20% increase			(64)			(63)

Composition of loans serviced for others:
Fixed-rate residential mortgage loans			99.1%			99.2%
Adjustable-rate residential mortgage loans			0.9			0.8
Total			100.0%			100.0%

Weighted average life (in years)			7.0			6.8

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

Commercial Mortgage Banking Activities

CRE mortgage loans serviced for others are not included in loans and leases on the accompanying Consolidated Balance Sheets. The following table summarizes commercial mortgage banking activities for the periods presented:

	December 31,
	2016	2015
	(Dollars in millions)
UPB of CRE mortgages serviced for others	$29,333	$28,163
CRE mortgages serviced for others covered by recourse provisions	4,240	4,198
Maximum recourse exposure from CRE mortgages sold with recourse liability	1,272	1,259
Recorded reserves related to recourse exposure	7	7
Originated CRE mortgages during the year	7,145	7,012
Commercial MSRs at fair value	137	—

Effective January 1, 2016, the Company adopted the fair value option for commercial MSRs, which are included in MSRs at fair value on the Consolidated Balance Sheets, to facilitate hedging against changes in the fair value of the MSR asset. Prior to adoption, commercials MSRs were included in other assets. The impact of the adoption was immaterial.

NOTE 8. Deposits

	December 31,
	2016	2015
	(Dollars in millions)
Noninterest-bearing deposits	$50,697	$45,695
Interest checking	30,263	25,410
Money market and savings	64,883	60,461
Time deposits	14,391	17,558
Total deposits	$160,234	$149,124

Time deposits $100,000 and greater	$5,394	$7,562
Time deposits $250,000 and greater	2,179	3,497

NOTE 9. Long-Term Debt

The following table reflects the carrying amounts at December 31, 2016 and 2015, and the related maturity dates, contractual rate and effective interest rates at December 31, 2016:

				Stated Rate		Effective Rate	December 31,
	Maturity			Min	Max		2016	2015
							(Dollars in millions)
BB&T Corporation
Fixed rate senior notes	2017	to	2024	1.45%	6.85%	2.33%	$7,600	$7,831
Floating rate senior notes	2018		2020	1.55	1.82	1.67	1,898	1,050
Fixed rate subordinated notes	2017		2022	3.95	5.25	1.53	1,338	1,382
Branch Bank
Fixed rate senior notes	2017		2021	1.00	2.85	1.80	4,209	4,071
Floating rate senior notes	2019			1.42	1.42	1.48	250	375
Fixed rate subordinated notes	2025		2026	3.63	3.80	3.48	2,138	2,562
Floating rate subordinated notes	2017			1.22	1.22	3.73	262	612
FHLB advances (5.5 years weighted average maturity at December 31, 2016)	2017		2034	—	6.38	4.20	4,118	5,732
Other long-term debt							152	154
Total long-term debt							$21,965	$23,769

The effective rates above reflect the impact of hedges and issuance costs. Subordinated notes with a remaining maturity of one year or greater qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.

Subsequent to year end, BB&T terminated FHLB advances totaling $2.9 billion of par value, which resulted in a pre-tax loss on early extinguishment of debt totaling $392 million. During 2015, BB&T terminated FHLB advances totaling $931 million, which resulted in a pre-tax loss on early extinguishment of debt totaling $172 million. During 2014, BB&T terminated FHLB advances totaling $1.1 billion, resulting in a pre-tax loss on early extinguishment of debt totaling $122 million.

	Year Ended December 31,					Thereafter
	2017	2018	2019	2020	2021
	(Dollars in millions)
Future debt maturities	$3,696	$2,223	$3,985	$3,357	$3,881	$4,586

NOTE 10. Shareholders’ Equity

Preferred Stock

The following table presents a summary of the non-cumulative perpetual preferred stock as of December 31, 2016:

Preferred Stock Issue	Issuance Date	Earliest Redemption Date	Liquidation Amount	Carrying Amount	Dividend Rate
			(Dollars in millions)
Series D	5/1/2012	5/1/2017	$575	$559	5.850%
Series E	7/31/2012	8/1/2017	1,150	1,120	5.625
Series F	10/31/2012	11/1/2017	450	437	5.200
Series G	5/1/2013	6/1/2018	500	487	5.200
Series H	3/9/2016	6/1/2021	465	450	5.625
			$3,140	$3,053

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

Equity-Based Compensation Plans

At December 31, 2016, options, restricted shares and RSUs were outstanding from equity-based compensation plans that have been approved by shareholders and plans assumed from acquired entities. Those plans are intended to assist the Company in recruiting and retaining employees, directors and independent contractors and to associate the interests of eligible participants with those of BB&T and its shareholders.

The majority of outstanding awards and awards available to be issued relate to plans that allow for accelerated vesting of awards for holders who retire and have met all retirement eligibility requirements or in connection with certain other events. Until vested, certain of these awards are subject to forfeiture under specified circumstances.

The following table provides a summary of the equity-based compensation plans:

	December 31, 2016
Shares available for future grants (in thousands)	16,627

Vesting period, awards granted prior to 2010	5.0	yrs
Vesting period, awards granted after 2009 (minimum years)	1.0
Vesting period, awards granted after 2009 (maximum years)	5.0
Option term	10.0

The fair value of RSUs is based on the common stock price on the grant date less the present value of expected dividends that will be foregone during the vesting period. The fair value of options is measured on the grant date using the Black-Scholes option-pricing model. Substantially all awards are granted in February of each year. Grants to non-executive employees primarily consist of RSUs.

A summary of selected data related to equity-based compensation costs follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Equity-based compensation expense	$115	$106	$102
Income tax benefit from equity-based compensation expense	43	40	39
Intrinsic value of options exercised and RSUs that vested during the year	159	170	280
Grant date fair value of equity-based awards that vested during the year	98	115	113

		December 31,
		2016	2015
		(Dollars in millions)
Unrecognized compensation cost related to equity-based awards		$109	$103
Weighted-average life over which compensation cost is expected to be recognized (years)		2.3	2.2

The following tables present the activity during 2016 related to equity-based compensation awards:

	Options	Wtd. Avg. Exercise Price Per Share	Aggregate Intrinsic Value	Wtd. Avg. Remaining Contractual Life
	(Dollars in millions, except per share data, shares in thousands)
Outstanding at January 1, 2016	20,577	$34.89
Replacement awards granted in connection with acquisitions	566	36.12
Granted	610	32.10
Exercised	(7,101)	34.87
Forfeited or expired	(2,856)	40.64
Outstanding at December 31, 2016	11,796	33.42	$166	3.47	yrs
Exercisable at December 31, 2016	11,023	33.36	156	3.11
Exercisable and expected to vest at December 31, 2016	11,755	33.42	166	3.46

	Restricted Shares/Units	Wtd. Avg. Grant Date Fair Value
	(Shares in thousands)
Nonvested at January 1, 2016	11,824	$29.81
Granted	5,235	27.49
Vested	(3,150)	27.76
Forfeited	(393)	29.74
Nonvested at December 31, 2016	13,516	29.39
Expected to vest at December 31, 2016	12,384	29.39

Share Repurchase Activity

During 2016, the Company repurchased $320 million shares of common stock, which represented 8.4 million shares, through open market purchases. In addition, the Company commenced a $200 million accelerated share repurchase program, which resulted in the retirement of 3.4 million shares during the fourth quarter of 2016 and concluded in January 2017 with approximately 910,000 additional shares being retired. The conclusion of the program in January does not impact shareholders' equity as the full cost was recognized in the fourth quarter. These repurchases were made pursuant to the 2015 Repurchase Plan, and the repurchased shares revert to the status of authorized and unissued shares upon repurchase. At December 31, 2016, BB&T had remaining authorization to repurchase up to 38.2 million shares of common stock under the 2015 Repurchase Plan. No shares of common stock were repurchased pursuant to repurchase plans during 2015 or 2014.

NOTE 11. AOCI

Year Ended December 31, 2016	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total
	(Dollars in millions)
AOCI balance, January 1, 2016	$(723)	$(83)	$(34)	$(169)	$(19)	$(1,028)
OCI before reclassifications, net of tax	(91)	(16)	(201)	148	1	(159)
Amounts reclassified from AOCI:
Personnel expense	80	—	—	—	—	80
Interest income	—	—	7	—	1	8
Interest expense	—	11	—	—	—	11
FDIC loss share income, net	—	—	—	33	—	33
Securities (gains) losses, net	—	—	(46)	—	—	(46)
Total before income taxes	80	11	(39)	33	1	86
Less: Income taxes	30	4	(15)	12	—	31
Net of income taxes	50	7	(24)	21	1	55
Net change in AOCI	(41)	(9)	(225)	169	2	(104)
AOCI balance, December 31, 2016	$(764)	$(92)	$(259)	$—	$(17)	$(1,132)

Year Ended December 31, 2015	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total
	(Dollars in millions)
AOCI balance, January 1, 2015	$(626)	$(54)	$152	$(207)	$(16)	$(751)
OCI before reclassifications, net of tax	(139)	(81)	(206)	19	(9)	(416)
Amounts reclassified from AOCI:
Personnel expense	67	—	—	—	—	67
Interest income	—	—	29	—	9	38
Interest expense	—	83	—	—	—	83
FDIC loss share income, net	—	—	—	31	—	31
Securities (gains) losses, net	—	—	3	—	—	3
Total before income taxes	67	83	32	31	9	222
Less: Income taxes	25	31	12	12	3	83
Net of income taxes	42	52	20	19	6	139
Net change in AOCI	(97)	(29)	(186)	38	(3)	(277)
AOCI balance, December 31, 2015	$(723)	$(83)	$(34)	$(169)	$(19)	$(1,028)

Year Ended December 31, 2014	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total
	(Dollars in millions)
AOCI balance, January 1, 2014	$(303)	$2	$(42)	$(235)	$(15)	$(593)
OCI before reclassifications, net of tax	(334)	(107)	207	—	(5)	(239)
Amounts reclassified from AOCI:
Personnel expense	17	—	—	—	—	17
Interest income	—	—	(24)	—	6	(18)
Interest expense	—	82	—	—	—	82
FDIC loss share income, net	—	—	—	45	—	45
Securities (gains) losses, net	—	—	3	—	—	3
Total before income taxes	17	82	(21)	45	6	129
Less: Income taxes	6	31	(8)	17	2	48
Net of income taxes	11	51	(13)	28	4	81
Net change in AOCI	(323)	(56)	194	28	(1)	(158)
AOCI balance, December 31, 2014	$(626)	$(54)	$152	$(207)	$(16)	$(751)

NOTE 12. Income Taxes

The components of the income tax provision are as follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Current expense:
Federal	$959	$585	$706
State	97	99	81
Total current expense	1,056	684	787
Deferred expense:
Federal	(14)	99	122
State	16	11	12
Total deferred expense	2	110	134
Provision for income taxes	$1,058	$794	$921

The reasons for the difference between the provision for income taxes and the amount computed by applying the statutory Federal income tax rate to income before income taxes were as follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Federal income taxes at statutory rate of 35%	$1,225	$1,021	$1,094
Increase (decrease) in provision for income taxes as a result of:
State income taxes, net of federal tax benefit	73	72	61
Affordable housing projects proportional amortization	205	181	159
Affordable housing projects tax credits and other tax benefits	(279)	(249)	(221)
Tax exempt income	(151)	(129)	(125)
Adjustments for uncertain tax positions	(6)	(107)	(39)
Other, net	(9)	5	(8)
Provision for income taxes	$1,058	$794	$921
Effective income tax rate	30.2%	27.2%	29.5%

The tax effects of temporary differences that gave rise to deferred tax assets and liabilities are reflected in the table below:

	December 31,
	2016	2015
	(Dollars in millions)
Deferred tax assets:
ALLL	$564	$553
Postretirement plans	451	431
Net unrealized loss on AFS securities	155	124
Equity-based compensation	124	129
Reserves and expense accruals	238	255
Investments in qualified affordable housing projects	116	110
Other	317	292
Total deferred tax assets	1,965	1,894

Deferred tax liabilities:
Prepaid pension plan expense	558	509
MSRs	358	331
Lease financing	587	663
Loan fees and expenses	103	70
Identifiable intangible assets	224	207
Other	45	169
Total deferred tax liabilities	1,875	1,949
Net deferred tax asset (liability)	$90	$(55)

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

	As of/ For the Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Beginning balance of unrecognized tax benefits	$426	$503	$644
Additions based on tax positions related to current year	—	—	1
Additions (reductions) for tax positions of prior years	(5)	(76)	(34)
Settlements	(420)	(1)	(17)
Lapse of statute of limitations	—	(1)	—
Unrecognized deferred tax benefits from acquisitions	—	1	(91)
Ending balance of unrecognized tax benefits	$1	$426	$503

Unrecognized tax benefits that would have impacted effective rate if recognized
Federal	$—	$422	$497
State	1	3	4

During 2010, BB&T received an IRS statutory notice of deficiency for tax years 2002-2007 related to the disallowance of foreign tax credits and other deductions claimed by a subsidiary in connection with a financing transaction. BB&T paid the disputed tax, penalties and interest during 2010 and filed a lawsuit seeking a refund in the U.S. Court of Federal Claims, which denied the claim. BB&T appealed the decision to the U.S. Court of Appeals for the Federal Circuit. During 2015, the appeals court overturned a portion of the earlier ruling, resulting in the recognition of a $107 million income tax benefit during 2015. The remainder of the decision was affirmed. BB&T filed a petition requesting the case be heard by the U.S. Supreme Court. During 2016, the U.S. Supreme Court declined to hear the case, which preserves the earlier ruling and effectively concluded this matter.

The Company had immaterial amounts accrued for tax-related interest and penalties at December 31, 2016 and $181 million at December 31, 2015. The amount of net interest and penalties related to unrecognized tax benefits recognized in the Consolidated Statements of Income was a benefit of $29 million for 2015.

The IRS has completed its Federal income tax examinations of BB&T through 2013. Various years remain subject to examination by state taxing authorities.

NOTE 13. Benefit Plans

Defined Benefit Retirement Plans

BB&T provides defined benefit retirement plans qualified under the IRC that covers most employees. Benefits are based on years of service, age at retirement and the employee's compensation during the five highest consecutive years of earnings within the last ten years of employment.

In addition, supplemental retirement benefits are provided to certain key officers under supplemental defined benefit executive retirement plans, which are not qualified under the IRC. Although technically unfunded plans, Rabbi Trusts and insurance policies on the lives of certain of the covered employees are available to finance future benefits.

The following actuarial assumptions were used to determine net periodic pension costs for the qualified pension plans:

	December 31,
	2016	2015	2014
Weighted average assumed discount rate	4.68%	4.27%	5.10%
Weighted average expected long-term rate of return on plan assets	7.00	7.50	7.75
Assumed long-term rate of annual compensation increases	4.50	4.50	5.00

The weighted average expected long-term rate of return on plan assets represents the average rate of return expected to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, BB&T considers long-term compound annualized returns of historical market data for each asset category, as well as historical actual returns on the plan assets. Using this reference information, the Company develops forward-looking return expectations for each asset category and a weighted average expected long-term rate of return for the plan based on target asset allocations contained in BB&T's Investment Policy Statement. For 2017, the expected rate of return on plan assets is 7.0%.

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

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Net Periodic Pension Cost:
Service cost	$186	$176	$138
Interest cost	181	157	140
Estimated return on plan assets	(326)	(327)	(296)
Net amortization and other	80	67	17
Net periodic benefit cost	121	73	(1)

Pre-Tax Amounts Recognized in OCI:
Net actuarial loss (gain)	138	230	532
Net amortization	(80)	(67)	(17)
Net amount recognized in OCI	58	163	515
Total net periodic pension costs (income) recognized in total comprehensive income, pre-tax	$179	$236	$514

The following actuarial assumptions were used to determine benefit obligations:

	December 31,
	2016	2015
Weighted average assumed discount rate	4.43%	4.68%
Assumed rate of annual compensation increases	4.50	4.50

	Qualified Plans		Nonqualified Plans
	Year Ended December 31,		Year Ended December 31,
	2016	2015	2016	2015
	(Dollars in millions)
Projected benefit obligation, beginning of year	$3,473	$3,227	$392	$367
Service cost	174	164	12	12
Interest cost	163	141	18	16
Actuarial (gain) loss	152	(164)	15	(3)
Benefits paid	(94)	(80)	(11)	(15)
Acquisitions	71	185	—	15
Projected benefit obligation, end of year	$3,939	$3,473	$426	$392
Accumulated benefit obligation, end of year	$3,403	$2,997	$363	$309

	Qualified Plans		Nonqualified Plans
	Year Ended December 31,		Year Ended December 31,
	2016	2015	2016	2015
	(Dollars in millions)
Fair value of plan assets, beginning of year	$4,369	$4,223	$—	$—
Actual return on plan assets	356	(70)	—	—
Employer contributions	360	126	11	15
Benefits paid	(94)	(80)	(11)	(15)
Acquisitions	53	170	—	—
Fair value of plan assets, end of year	$5,044	$4,369	$—	$—
Funded status at end of year	$1,105	$896	$(426)	$(392)

The following are the pre-tax amounts recognized in AOCI:

	Qualified Plans		Nonqualified Plans
	Year Ended December 31,		Year Ended December 31,
	2016	2015	2016	2015
	(Dollars in millions)
Prior service credit (cost)	$—	$—	$(1)	$(2)
Net actuarial loss	(1,095)	(1,040)	(135)	(131)
Net amount recognized	$(1,095)	$(1,040)	$(136)	$(133)

The following table presents the amount expected to be amortized from AOCI into net periodic pension cost during 2017:

	Qualified Plans	Nonqualified Plans
	(Dollars in millions)
Net actuarial loss	$(66)	$(12)
Net amount expected to be amortized in 2017	$(66)	$(12)

BB&T makes contributions to the qualified pension plan in amounts between the minimum required for funding and the maximum amount deductible for federal income tax purposes. BB&T made discretionary contributions of $260 million during the first quarter of 2017. Management may make additional contributions in 2017. For the nonqualified plans, the employer contributions are based on benefit payments.

The following table reflects the estimated benefit payments for the periods presented:

	Qualified Plans	Nonqualified Plans
	(Dollars in millions)
2017	$104	$15
2018	115	16
2019	125	17
2020	137	18
2021	149	20
2022-2026	949	119

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

BB&T periodically reviews its asset allocation and investment policy and makes changes to its target asset allocation. BB&T has established guidelines within each asset category to ensure the appropriate balance of risk and reward. For the year ended December 31, 2016, the target asset allocations for the plan assets included a range of 30% to 50% for U.S. equity securities, 11% to 18% for international equity securities, 35% to 53% for fixed income securities, and 0% to 14% for alternative investments, which include real estate, hedge funds and private equities. The plan may hold up to 10% of its assets in BB&T common stock.

The fair values of certain pension plan assets by asset category are reflected in the following table.

	December 31, 2016			December 31, 2015
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(Dollars in millions)
Cash and cash-equivalents	$179	$179	$—	$266	$266	$—
U.S. equity securities	1,892	1,018	874	1,627	1,627	—
International equity securities	839	165	674	712	614	98
Fixed income securities	1,914	10	1,904	1,631	10	1,621
Total	$4,824	$1,372	$3,452	$4,236	$2,517	$1,719

Investments measured at fair value using the net asset value per share or equivalent as a practical expedient are not required to be classified in the fair value hierarchy. The pension plan held alternative investments valued using net asset values totaling $199 million and $115 million at December 31, 2016 and 2015, respectively.

U.S. equity securities included 3.0 million shares of BB&T common stock valued at $113 million at December 31, 2015. International equity securities include a common/commingled fund that consists of assets from several accounts, pooled together, to reduce management and administration costs. Total plan assets exclude accrued income of $21 million and $18 million at December 31, 2016 and 2015, respectively.

Defined Contribution Plans

BB&T offers a 401(k) Savings Plan and other defined contribution plans that permit employees to contribute from 1% to 50% of their cash compensation. For full-time employees who are 21 years of age or older with one year or more of service, BB&T makes matching contributions of up to 6% of the employee's compensation. BB&T's contribution expense for the 401(k) Savings Plan and nonqualified defined contribution plans totaled $129 million, $114 million and $103 million for the years ended December 31, 2016, 2015 and 2014, respectively. Certain employees of subsidiaries participate in the 401(k) Savings Plan with different matching formulas.

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

	December 31,
	2016	2015
	(Dollars in millions)
Letters of credit	$2,786	$3,033
Carrying amount of the liability for letters of credit	27	27

Investments in affordable housing and historic building rehabilitation projects:
Carrying amount	1,719	1,629
Amount of future funding commitments included in carrying amount	738	654
Lending exposure	495	292
Tax credits subject to recapture	413	355

Private equity investments	362	289
Future funding commitments to private equity investments	197	231

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

BB&T has investments in and future funding commitments to certain private equity investments. The majority of these investments are private equity funds that are consolidated into BB&T's financial statements. The risk exposure relating to such commitments is generally limited to the amount of investments and future funding commitments made.

BB&T has sold certain mortgage-related loans that contain recourse provisions. These provisions generally require BB&T to reimburse the investor for a share of any loss that is incurred after the disposal of the property. BB&T also issues standard representations and warranties related to mortgage loan sales to GSEs. Refer to the "Loan Servicing" note in the "Notes to Consolidated Financial Statements" for additional disclosures related to these exposures.

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

On a regular basis, liabilities and contingencies in connection with outstanding legal proceedings are assessed utilizing the latest information available. For those matters where it is probable that BB&T will incur a loss and the amount of the loss can be reasonably estimated, a liability is recorded in the consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments on at least a quarterly basis. For other matters, where a loss is not probable or the amount of the loss is not estimable, legal reserves are not accrued. While the outcome of legal proceedings is inherently uncertain, based on information currently available, advice of counsel and available insurance coverage, management believes that the established legal reserves are adequate and the liabilities arising from legal proceedings will not have a material adverse effect on the consolidated financial position, consolidated results of operations or consolidated cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the consolidated financial position, consolidated results of operations or consolidated cash flows of BB&T.

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

	December 31,
	2016	2015
	(Dollars in millions)
Pledged securities	$15,549	$14,063
Pledged loans	75,015	69,070

NOTE 15. Regulatory Requirements and Other Restrictions

Branch Bank is required by the FRB to maintain reserve balances in the form of vault cash or deposits with the FRB based on specified percentages of certain deposit types, subject to various adjustments. At December 31, 2016, the net reserve requirement amounted to $124 million.

Branch Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both BB&T and Branch Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums, and to remain "well-capitalized" under the prompt corrective action regulations. BB&T does not expect that any of these laws, regulations or policies will materially affect the ability of Branch Bank to pay dividends.

BB&T is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated pursuant to regulatory directives. BB&T’s capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings and other factors. BB&T is in full compliance with these requirements. Banking regulations also identify five capital categories for IDIs: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2016 and 2015, BB&T and Branch Bank were classified as "well-capitalized," and management believes that no events or changes have occurred subsequent to year end that would change this designation.

Quantitative measures established by regulation to ensure capital adequacy require BB&T to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average tangible assets (leverage ratio).

Risk-based capital ratios, which include CET1, Tier 1 Capital and Total Capital, are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets.

	December 31, 2016				December 31, 2015
	Actual Capital		Capital Requirements		Actual Capital		Capital Requirements
	Ratio	Amount	Minimum	Well-Capitalized	Ratio	Amount	Minimum	Well-Capitalized
	(Dollars in millions)
CET1 Capital:
BB&T	10.2%	$18,050	$7,926	$11,449	10.3%	$17,081	$7,497	$10,830
Branch Bank	11.5	19,839	7,730	11,166	11.3	18,382	7,319	10,572
Tier 1 Capital:
BB&T	12.0	21,102	10,568	14,091	11.8	19,682	9,997	13,329
Branch Bank	11.5	19,839	10,307	13,743	11.3	18,382	9,759	13,012
Total Capital:
BB&T	14.1	24,872	14,091	17,614	14.3	23,753	13,329	16,661
Branch Bank	13.6	23,289	13,743	17,179	13.4	21,859	13,012	16,265
Leverage Capital:
BB&T	10.0	21,102	8,460	10,576	9.8	19,682	8,062	10,077
Branch Bank	9.6	19,839	8,249	10,311	9.3	18,382	7,866	9,833

As an approved seller/servicer, Branch Bank is required to maintain minimum levels of capital, as specified by various agencies, including the U.S. Department of Housing and Urban Development, GNMA, FHLMC and FNMA. At December 31, 2016 and 2015, Branch Bank’s capital was above all required levels.
NOTE 16. Parent Company Financial Statements

	December 31,
Parent Company - Condensed Balance Sheets	2016	2015
	(Dollars in millions)
Assets:
Cash and due from banks	$21	$109
Interest-bearing deposits with banks	7,094	7,383
AFS securities at fair value	134	124
HTM securities at amortized cost	1	3
Investment in banking subsidiaries	28,444	25,823
Investment in other subsidiaries	1,279	1,101
Advances to / receivables from banking subsidiaries	850	—
Advances to / receivables from other subsidiaries	2,981	3,086
Other assets	131	211
Total assets	$40,935	$37,840

Liabilities and Shareholders' Equity:
Short-term borrowed funds	$46	$105
Long-term debt	10,836	10,274
Accounts payable and other liabilities	127	121
Total liabilities	11,009	10,500
Total shareholders' equity	29,926	27,340
Total liabilities and shareholders' equity	$40,935	$37,840

	Year Ended December 31,
Parent Company - Condensed Income and Comprehensive Income Statements	2016	2015	2014
	(Dollars in millions)
Income:
Dividends from banking subsidiaries	$1,350	$1,600	$1,636
Dividends from other subsidiaries	6	411	71
Interest and other income from subsidiaries	73	64	67
Other income	3	3	7
Total income	1,432	2,078	1,781
Expenses:
Interest expense	160	165	148
Other expenses	56	103	55
Total expenses	216	268	203

Income before income taxes and equity in undistributed earnings of subsidiaries	1,216	1,810	1,578
Income tax benefit	38	40	43
Income before equity in undistributed earnings of subsidiaries	1,254	1,850	1,621
Equity in undistributed earnings of subsidiaries in excess of dividends from subsidiaries	1,188	273	585
Net income	2,442	2,123	2,206

Total OCI	(104)	(277)	(158)
Total comprehensive income	$2,338	$1,846	$2,048

	Year Ended December 31,
Parent Company - Statements of Cash Flows	2016	2015	2014
	(Dollars in millions)
Cash Flows From Operating Activities:
Net income	$2,442	$2,123	$2,206
Adjustments to reconcile net income to net cash from operating activities:
Equity in earnings of subsidiaries in excess of dividends from subsidiaries	(1,188)	(273)	(585)
Net change in operating assets and liabilities:
Other assets	41	88	27
Accounts payable and other liabilities	(42)	(14)	40
Other, net	(88)	32	(86)
Net cash from operating activities	1,165	1,956	1,602

Cash Flows From Investing Activities:
Proceeds from sales, calls and maturities of AFS securities	27	49	25
Purchases of AFS securities	(31)	(21)	(124)
Proceeds from maturities, calls and paydowns of HTM securities	2	27	16
Investment in subsidiaries	(85)	—	(1)
Advances to subsidiaries	(7,719)	(7,461)	(7,145)
Proceeds from repayment of advances to subsidiaries	6,975	6,848	7,060
Net cash from acquisitions and divestitures	(254)	(595)	—
Net cash from investing activities	(1,085)	(1,153)	(169)

Cash Flows From Financing Activities:
Net change in short-term borrowings	—	(40)	(34)
Net change in long-term debt	476	(92)	1,085
Net cash from common stock transactions	(293)	73	298
Net proceeds from preferred stock issued	450	—	—
Cash dividends paid on common and preferred stock	(1,092)	(937)	(814)
Other, net	2	(6)	(4)
Net cash from financing activities	(457)	(1,002)	531
Net Change in Cash and Cash Equivalents	(377)	(199)	1,964
Cash and Cash Equivalents at Beginning of Period	7,492	7,691	5,727
Cash and Cash Equivalents at End of Period	$7,115	$7,492	$7,691

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

The following tables present fair value information for assets and liabilities measured at fair value on a recurring basis.

December 31, 2016	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets:
Trading securities	$748	$324	$424	$—
AFS securities:
U.S. Treasury	2,587	—	2,587	—
GSE	180	—	180	—
Agency MBS	21,264	—	21,264	—
States and political subdivisions	2,205	—	2,205	—
Non-agency MBS	679	—	172	507
Other	11	8	3	—
LHFS	1,716	—	1,716	—
MSRs	1,052	—	—	1,052
Derivative assets:
Interest rate contracts	814	—	807	7
Foreign exchange contracts	8	—	8	—
Private equity investments	362	—	—	362
Total assets	$31,626	$332	$29,366	$1,928

Liabilities:
Derivative liabilities:
Interest rate contracts	$998	$—	$978	$20
Foreign exchange contracts	5	—	5	—
Securities sold short	137	—	137	—
Total liabilities	$1,140	$—	$1,120	$20

December 31, 2015	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Assets:
Trading securities	$1,180	$311	$869	$—
AFS securities:
U.S. Treasury	1,832	—	1,832	—
GSE	51	—	51	—
Agency MBS	20,046	—	20,046	—
States and political subdivisions	2,375	—	2,375	—
Non-agency MBS	989	—	363	626
Other	4	4	—	—
LHFS	1,035	—	1,035	—
MSRs	880	—	—	880
Derivative assets:
Interest rate contracts	964	—	956	8
Foreign exchange contracts	6	—	6	—
Private equity investments	289	—	—	289
Total assets	$29,651	$315	$27,533	$1,803

Liabilities:
Derivative liabilities:
Interest rate contracts	$788	$—	$784	$4
Foreign exchange contracts	4	—	4	—
Securities sold short	147	—	147	—
Total liabilities	$939	$—	$935	$4

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

Derivative assets and liabilities: The fair values of derivatives are determined based on quoted market prices and internal pricing models that use market observable data. The fair values of interest rate lock commitments, which are related to mortgage loan commitments and are categorized as Level 3, are based on quoted market prices adjusted for commitments that are not expected to fund and include the value attributable to the net servicing fees.

Private equity investments: Private equity investments are measured at fair value based on the investment’s net asset value. In many cases there are no observable market values for these investments and therefore management must estimate the fair value based on a comparison of the operating performance of the company to multiples in the marketplace for similar entities. This analysis requires significant judgment, and actual values in a sale could differ materially from those estimated.

Securities sold short: Securities sold short represent debt securities sold short that are entered into as a hedging strategy for the purposes of supporting institutional and retail client trading activities.

The following tables summarize activity for Level 3 assets and liabilities:

Year Ended December 31, 2016	Non-agency MBS	MSRs	Net Derivatives	Private Equity Investments
	(Dollars in millions)
Balance at January 1, 2016	$626	$880	$4	$289
Total realized and unrealized gains (losses):
Included in earnings:
Interest income	25	—	—	—
Mortgage banking income	—	63	97	—
Other noninterest income	—	—	—	20
Included in unrealized net holding gains (losses) in OCI	(45)	—	—	—
Purchases	—	—	—	106
Issuances	—	146	82	—
Sales	—	—	—	(38)
Settlements	(99)	(160)	(196)	(15)
Adoption of fair value option for commercial MSRs	—	123	—	—
Balance at December 31, 2016	$507	$1,052	$(13)	$362

Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at December 31, 2016	$25	$63	$(13)	$7

Year Ended December 31, 2015	Non-agency MBS	MSRs	Net Derivatives	Private Equity Investments
	(Dollars in millions)
Balance at January 1, 2015	$745	$844	$17	$329
Total realized and unrealized gains (losses):
Included in earnings:
Interest income	23	—	—	—
Mortgage banking income	—	10	87	—
Other noninterest income	—	—	(6)	49
Included in unrealized net holding gains (losses) in OCI	(45)	—	—	—
Purchases	—	—	1	81
Issuances	—	156	74	—
Sales	—	—	—	(154)
Settlements	(97)	(130)	(169)	(16)
Balance at December 31, 2015	$626	$880	$4	$289

Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at December 31, 2015	$23	$10	$4	$(2)

Year Ended December 31, 2014	Non-agency MBS	MSRs	Net Derivatives	Private Equity Investments
	(Dollars in millions)
Balance at January 1, 2014	$861	$1,047	$(11)	$291
Total realized and unrealized gains (losses):
Included in earnings:
Interest income	33	—	—	—
Mortgage banking income	—	(221)	94	—
Other noninterest income	—	—	(2)	27
Included in unrealized holding gains (losses) in OCI	(38)	—	—	—
Purchases	—	—	—	67
Issuances	—	141	75	—
Sales	—	—	—	(50)
Settlements	(111)	(123)	(139)	(7)
Transfers into Level 3	—	—	—	1
Balance at December 31, 2014	$745	$844	$17	$329

Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at December 31, 2014	$33	$(221)	$17	$15

BB&T’s policy is to recognize transfers between levels as of the end of a reporting period. Transfers in and out of Level 3 are shown in the preceding tables. There were no transfers between Level 1 and Level 2 during 2016, 2015 or 2014.

The non-agency MBS categorized as Level 3 represent ownership interest in various tranches of Re-REMIC trusts. These securities are valued at a discount, which is unobservable in the market, to the fair value of the underlying securities owned by the trusts. The Re-REMIC tranches do not have an active market and therefore are categorized as Level 3. At December 31, 2016, the fair value of the Re-REMIC non-agency MBS represented a discount of 14.1% to the fair value of the underlying securities owned by the Re-REMIC trusts.

The majority of private equity investments are in SBIC qualified funds, which primarily focus on equity and subordinated debt investments in privately-held middle market companies. The majority of these VIE investments are not redeemable and distributions are received as the underlying assets of the funds liquidate. The timing of distributions, which are expected to occur on various dates through 2026, is uncertain and dependent on various events such as recapitalizations, refinance transactions and ownership changes, among others. Excluding the investment of future funds, BB&T estimates these investments have a weighted average remaining life of approximately two years; however, the timing and amount of distributions may vary significantly. As of December 31, 2016, restrictions on the ability to sell the investments include, but are not limited to, consent of a majority member or general partner approval for transfer of ownership. BB&T’s investments are spread over numerous privately-held middle market companies, and thus the sensitivity to a change in fair value for any single investment is limited. The significant unobservable inputs for these investments are EBITDA multiples that ranged from 5x to 13x, with a weighted average of 8x, at December 31, 2016.

The following table details the fair value and UPB of LHFS that were elected to be carried at fair value:

	December 31, 2016			December 31, 2015
	Fair Value	Aggregate UPB	Difference	Fair Value	Aggregate UPB	Difference
	(Dollars in millions)
LHFS reported at fair value	$1,716	$1,736	$(20)	$1,035	$1,023	$12

Excluding government guaranteed, LHFS that were in nonaccrual status or 90 days or more past due and still accruing interest were not material at December 31, 2016.

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

	As Of / For the Year Ended
	December 31, 2016		December 31, 2015
	Carrying Value	Valuation Adjustments	Carrying Value	Valuation Adjustments
	(Dollars in millions)
Impaired loans	$278	$(89)	$149	$(30)
Foreclosed real estate	50	(221)	82	(190)

Refer to the "Acquisitions and Divestitures" note for fair value measurements related to acquisitions.

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

FDIC loss share receivable and payable: The fair values of the receivable and payable were estimated using discounted cash flow analyses, applying a risk free interest rate that was adjusted for the uncertainty in the timing and amount of the cash flows. The expected cash flows to/from the FDIC related to loans were estimated using the same assumptions that were used in determining the accounting values for the related loans. The expected cash flows to/from the FDIC related to securities were based upon the fair value of the related securities and the payment that would be required if the securities were sold for that amount. The loss share agreements were not transferable and, accordingly, there was no market for the receivable or payable.

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

Financial assets and liabilities not recorded at fair value are summarized below:

December 31, 2016	Carrying Amount	Total Fair Value	Level 2	Level 3
	(Dollars in millions)
Financial assets:
HTM securities	$16,680	$16,546	$16,546	$—
Loans and leases HFI, net of ALLL	141,833	142,044	—	142,044

Financial liabilities:
Deposits	160,234	160,403	160,403	—
Long-term debt	21,965	22,423	22,423	—

December 31, 2015	Carrying Amount	Total Fair Value	Level 2	Level 3
	(Dollars in millions)
Financial assets:
HTM securities	$18,530	$18,519	$18,519	$—
Loans and leases HFI, net of ALLL	134,491	134,728	—	134,728
FDIC loss share receivable	285	11	—	11

Financial liabilities:
Deposits	149,124	149,300	149,300	—
FDIC loss share payable	685	676	—	676
Long-term debt	23,769	24,206	24,206	—

The following is a summary of selected information pertaining to off-balance sheet financial instruments:

	December 31, 2016		December 31, 2015
	Notional/Contract Amount	Fair Value	Notional/Contract Amount	Fair Value
	(Dollars in millions)
Commitments to extend, originate or purchase credit	$64,395	$250	$59,019	$253
Residential mortgage loans sold with recourse	578	7	702	8
Other loans sold with recourse	4,240	7	4,198	7
Letters of credit	2,786	27	3,033	27

NOTE 18. Derivative Financial Instruments

The following table presents the notional amount and estimated fair value of derivative instruments:

		December 31, 2016			December 31, 2015
		Notional Amount	Fair Value		Notional Amount	Fair Value
	Hedged Item or Transaction		Gain	Loss		Gain	Loss
		(Dollars in millions)
Cash flow hedges:
Interest rate contracts:
Pay fixed swaps	3 mo. LIBOR funding	$7,050	$—	$(187)	$9,300	$—	$(214)

Fair value hedges:
Interest rate contracts:
Receive fixed swaps	Long-term debt	12,099	202	(100)	13,092	329	(1)
Options	Long-term debt	2,790	—	(1)	—	—	—
Pay fixed swaps	Commercial loans	346	4	(2)	207	—	(2)
Pay fixed swaps	Municipal securities	231	—	(83)	244	—	(94)
Total		15,466	206	(186)	13,543	329	(97)

Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Receive fixed swaps		9,989	235	(44)	8,827	337	(1)
Pay fixed swaps		10,263	43	(252)	8,984	1	(363)
Other swaps		1,086	2	(5)	1,005	3	(6)
Other		709	2	(2)	601	1	(2)
Forward commitments		5,972	29	(28)	4,403	5	(4)
Foreign exchange contracts		669	8	(5)	513	6	(4)
Total		28,688	319	(336)	24,333	353	(380)

Mortgage banking:
Interest rate contracts:
Interest rate lock commitments		2,219	7	(20)	1,828	8	(4)
When issued securities, forward rate agreements and forward commitments		3,657	51	(14)	2,725	9	(5)
Other		449	2	(1)	677	4	—
Total		6,325	60	(35)	5,230	21	(9)

MSRs:
Interest rate contracts:
Receive fixed swaps		5,034	18	(236)	2,343	79	(7)
Pay fixed swaps		3,768	56	(7)	2,329	4	(56)
Options		5,710	160	(8)	7,765	184	(24)
When issued securities, forward rate agreements and forward commitments		3,210	3	(8)	2,682	—	(5)
Total		17,722	237	(259)	15,119	267	(92)
Total derivatives not designated as hedges		52,735	616	(630)	44,682	641	(481)
Total derivatives		$75,251	822	(1,003)	$67,525	970	(792)

Gross amounts not offset in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements not offset due to policy election			(443)	443		(391)	391
Cash collateral (received) posted			(119)	450		(283)	368
Net amount			$260	$(110)		$296	$(33)

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

No portion of the change in fair value of derivatives designated as hedges has been excluded from effectiveness testing. The ineffective portion was immaterial for all periods presented. The following table presents the effect of hedging derivative instruments on the consolidated statements of income:

	Effective Portion
	Pre-tax Gain (Loss) Recognized in OCI			Location of Amounts Reclassified from AOCI into Income	Pre-tax Gain (Loss) Reclassified from AOCI into Income
Year Ended December 31	2016	2015	2014		2016	2015	2014
	(Dollars in millions)
Cash Flow Hedges:
Interest rate contracts	$(24)	$(130)	$(172)	Total interest expense	$(11)	$(83)	$(82)

				Location of Amounts Recognized in Income	Pre-tax Gain (Loss) Recognized in Income
					2016	2015	2014
					(Dollars in millions)
Fair Value Hedges:
Interest rate contracts				Total interest income	$(18)	$(20)	$(22)
Interest rate contracts				Total interest expense	226	279	233
Total					$208	$259	$211

Not Designated as Hedges:
Client-related and other risk management:
Interest rate contracts				Other income	$52	$27	$18
Foreign exchange contracts				Other income	11	21	16
Mortgage Banking:
Interest rate contracts				Mortgage banking income	8	7	(16)
MSRs:
Interest rate contracts				Mortgage banking income	31	32	251
Total					$102	$87	$269

The following table provides a summary of derivative strategies and the related accounting treatment:

	Cash Flow Hedges	Fair Value Hedges	Derivatives Not Designated as Hedges

Risk exposure	Variability in cash flows of interest payments on floating rate business loans, overnight funding and various LIBOR funding instruments.	Losses in value on fixed rate long-term debt, CDs, FHLB advances, loans and state and political subdivision securities due to changes in interest rates.
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
Not applicable

Treatment if transaction is no longer probable of occurring during forecast period or within a short period thereafter	Hedge accounting is ceased and any gain or loss in AOCI is reported in earnings immediately.	Not applicable	Not applicable

The following table presents information about BB&T's cash flow and fair value hedges:

	December 31,
	2016		2015
	(Dollars in millions)
Cash flow hedges:
Net unrecognized after-tax loss on active hedges recorded in AOCI	$(118)		$(134)
Net unrecognized after-tax gain on terminated hedges recorded in AOCI (to be recognized in earnings through 2022)	26		50
Estimated portion of net after-tax loss on active and terminated hedges to be reclassified from AOCI into earnings during the next 12 months	(4)		(7)
Maximum time period over which BB&T has hedged a portion of the variability in future cash flows for forecasted transactions excluding those transactions relating to the payment of variable interest on existing instruments	6	yrs	7	yrs
Fair value hedges:
Unrecognized pre-tax net gain on terminated hedges (to be recognized as interest primarily through 2019)	$169		$138
Portion of pre-tax net gain on terminated hedges to be recognized as a change in interest during the next 12 months	56		57

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

	December 31,
	2016	2015
	(Dollars in millions)
Dealer Counterparties:
Cash collateral received from dealer counterparties	$123	$283
Derivatives in a net gain position secured by that collateral	123	301
Unsecured positions in a net gain with dealer counterparties after collateral postings	4	18

Cash collateral posted to dealer counterparties	138	156
Derivatives in a net loss position secured by that collateral	144	161

Additional collateral that would have been posted had BB&T's credit ratings dropped below investment grade	8	6

Central Clearing Parties:
Cash collateral, including initial margin, posted to central clearing parties	313	223
Derivatives in a net loss position secured by that collateral	318	227
Securities pledged to central clearing parties	119	207

NOTE 19. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions, except per share data, shares in thousands)
Net income available to common shareholders	$2,259	$1,936	$1,983

Weighted average number of common shares	804,680	748,010	718,140
Effect of dilutive outstanding equity-based awards	10,236	9,755	10,232
Weighted average number of diluted common shares	814,916	757,765	728,372

Basic EPS	$2.81	$2.59	$2.76

Diluted EPS	$2.77	$2.56	$2.72

Anti-dilutive awards	5,609	8,620	14,333

NOTE 20. Operating Segments

BB&T's operations are divided into six reportable business segments that have been identified based on BB&T’s organizational structure. The segments require unique technology and marketing strategies and offer different products and services through a number of distinctly branded BUs. In addition, there is an Other, Treasury and Corporate segment. While BB&T is managed as an integrated organization, individual executive managers are held accountable for the operations of these business segments.

BB&T emphasizes revenue growth by focusing on client service, sales effectiveness and relationship management along with an organizational focus on referring clients between BUs. The business objective is to provide BB&T’s entire suite of products to our clients with the end goal of providing our clients the best financial experience in the marketplace. The segment results are presented based on internal management accounting policies that were designed to support these strategic objectives. Unlike financial accounting, there is no comprehensive authoritative body of guidance for management accounting equivalent to GAAP. The performance of the segments is not comparable with BB&T’s consolidated results or with similar information presented by any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities.

The management accounting process uses various estimates and allocation methodologies to measure the performance of the operating segments. To determine financial performance for each segment, BB&T allocates capital, funding charges and credits, provisions for credit losses, certain noninterest expenses and income tax provisions to each segment, as applicable. To promote revenue growth, certain revenues are reflected in noninterest income in the individual segment results and also allocated to Community Banking and Financial Services. These allocated revenues are reflected in intersegment net referral fees and eliminated in Other, Treasury and Corporate. Additionally certain client groups of Community Banking have also been identified as clients of other BUs within the business segments. Periodically, existing clients within the Community Banking segment may be identified and assigned as wealth and private banking clients. At the time of identification, these clients’ loan and deposit balances are reported in the Financial Services segment from the time of assignment forward. The net interest income and associated net FTP associated with these customers’ loans and deposits is accounted for in Community Banking in the respective line categories of net interest income (expense) and net intersegment interest income (expense). For Commercial Finance and the Wealth Division, NIM and net intersegment interest income have been combined in the net intersegment interest income (expense) line with an appropriate offsetting amount to the Other, Treasury and Corporate line item to ensure consolidated totals reflect the Company’s total NIM for loans and deposits. Allocation methodologies are subject to periodic adjustment as the internal management accounting system is revised and business or product lines within the segments change. Also, because the development and application of these methodologies is a dynamic process, the financial results presented may be periodically revised.

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

The allocated provision for credit losses is also allocated to the relevant segments based on management’s assessment of the segments’ credit risks. The allocated provision is designed to achieve a high degree of correlation between the loan loss experience and the GAAP basis provision at the segment level, while at the same time providing management with a measure of operating performance that gives appropriate consideration to the risks inherent in each of the Company’s operating segments. Any over or under allocated provision for credit losses is reflected in Other, Treasury and Corporate to arrive at consolidated results.

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

Community Banking

Community Banking serves individual and business clients by offering a variety of loan and deposit products and other financial services. Community Banking is primarily responsible for serving client relationships and, therefore, is credited with certain revenue from the Residential Mortgage Banking, Financial Services, Insurance Holdings, Specialized Lending, and other segments, which is reflected in net referral fees.

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

Specialized Lending

Specialized Lending consists of BUs and subsidiaries that provide specialty finance products to consumers and businesses. The BUs include the Mortgage Warehouse Lending business and Governmental Finance. Mortgage Warehouse Lending provides short-term lending solutions to finance first-lien residential mortgage LHFS by independent mortgage companies. Governmental Finance provides tax-exempt financing to meet the capital project needs of local governments. Operating subsidiaries include BB&T Equipment Finance and BB&T Commercial Equipment Capital, which provide equipment leasing for large and small-to-middle market clients primarily within BB&T’s banking footprint; Sheffield Financial, a dealer-based financer of small ticket equipment for both businesses and consumers; Prime Rate Premium Finance Corporation, which includes AFCO and CAFO, insurance premium finance BUs that provide funding to businesses in the United States and Canada and to consumers in certain markets within BB&T’s banking footprint; and Grandbridge, a full-service commercial mortgage banking lender providing loans on a national basis. Branch Bank clients as well as nonbank clients within and outside BB&T’s primary geographic market area are served by these BUs. The Community Banking segment receives credit for referrals to these BUs with the corresponding charge retained as part of Other, Treasury and Corporate in the accompanying tables.

Insurance Holdings

BB&T's insurance agency / brokerage network is the sixth largest in the world. Insurance Holdings provides property and casualty, employee benefits and life insurance to businesses and individuals. It also provides small business and corporate services, such as workers compensation and professional liability, as well as surety coverage and title insurance. Community Banking and Financial Services receive credit for insurance commissions on referred accounts, with the corresponding charge retained in the corporate office, which is reflected as part of Other, Treasury and Corporate in the accompanying tables.

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

Financial Services includes BB&T Securities, a full-service brokerage and investment banking firm that provides services in retail brokerage, equity and debt underwriting and investment advice and facilitates the origination, trading and distribution of fixed-income securities and equity products in both the public and private capital markets. BB&T Securities also has a public finance department that provides investment banking services, financial advisory services and municipal bond financing to a variety of regional taxable and tax-exempt issuers.

Financial Services includes a group of consolidated SBIC private equity and mezzanine investment funds that invest in privately owned middle-market operating companies to facilitate growth or ownership transition. Financial Services also includes the Corporate Banking Division that originates and services large corporate relationships, syndicated lending relationships and client derivatives. Community Banking receives an interoffice credit for referral fees, with the corresponding charge reflected as part of Other, Treasury and Corporate in the accompanying tables. Also captured within the net intersegment interest income for Financial Services is the NIM for the loans and deposits associated with client relationships assigned to the Wealth Division that are housed in the Community Bank.

Other, Treasury and Corporate

Other, Treasury and Corporate is the combination of the Other segment that represents operating entities that do not meet the quantitative or qualitative thresholds for disclosure; BB&T’s Treasury function, which is responsible for the management of the securities portfolios, overall balance sheet funding and liquidity, and overall management of interest rate risk; the corporate support functions that have not been allocated to the business segments; certain merger-related charges or credits that are incurred as part of the acquisition and conversion of acquired entities; certain nonrecurring charges that are considered to be unusual in nature or infrequent and not reflective of the normal operations of the segments; and intercompany eliminations including intersegment net referral fees and net intersegment interest income (expense).

The investment balances and results related to affordable housing investments are included in the Other, Treasury and Corporate segment. PCI loans from the Colonial acquisition and related net interest income are also included in this segment. Performance results of bank acquisitions prior to system conversion are typically reported in this segment and on a post-conversion date are reported in the Community Banking segment.

Segment Realignment

Effective January 2017, several business activities were realigned within the segments. First, certain client relationships with $218 million of loans and $2.0 billion of deposits were no longer included in Financial Services and are only reported in Community Banking. Second, the Mortgage Warehouse Lending and Domestic Factoring businesses within Specialized Lending were moved to Residential Mortgage Banking and Other, Treasury and Corporate, respectively. Third, the International division was restructured with components integrated into Community Banking and Financial Services from Other, Treasury and Corporate.  The following table presents segment results prior to the realignment.

	Community Banking			Residential Mortgage Banking			Dealer Financial Services			Specialized Lending
Year Ended December 31,	2016	2015	2014	2016	2015	2014	2016	2015	2014	2016	2015	2014
	(Dollars in millions)
Net interest income (expense)	$2,208	$1,798	$1,726	$1,341	$1,357	$1,482	$930	$881	$835	$752	$648	$575
Net intersegment interest income (expense)	1,589	1,271	1,188	(898)	(905)	(984)	(161)	(153)	(160)	(283)	(235)	(206)
Segment net interest income	3,797	3,069	2,914	443	452	498	769	728	675	469	413	369
Allocated provision for credit losses	36	67	123	45	9	(107)	296	253	237	70	43	36
Noninterest income	1,227	1,166	1,184	344	355	310	2	—	2	297	260	222
Intersegment net referral fees (expense)	153	135	120	1	2	2	—	—	—	—	—	—
Noninterest expense	1,742	1,516	1,428	211	321	498	149	151	114	300	254	210
Amortization of intangibles	74	39	29	—	—	—	—	—	—	5	4	5
Allocated corporate expenses	1,337	1,225	1,204	107	93	91	45	38	31	81	63	62
Income (loss) before income taxes	1,988	1,523	1,434	425	386	328	281	286	295	310	309	278
Provision (benefit) for income taxes	724	563	524	161	146	124	107	109	112	74	74	63
Segment net income (loss)	$1,264	$960	$910	$264	$240	$204	$174	$177	$183	$236	$235	$215

Identifiable assets (period end)	$73,640	$68,250	$55,495	$33,473	$33,407	$34,463	$16,556	$15,130	$12,821	$19,976	$18,243	$15,671

	Insurance Holdings			Financial Services			Other, Treasury and Corporate (1)			Total BB&T Corporation
	2016	2015	2014	2016	2015	2014	2016	2015	2014	2016	2015	2014
	(Dollars in millions)
Net interest income (expense)	$3	$2	$2	$260	$219	$187	$827	$687	$567	$6,321	$5,592	$5,374
Net intersegment interest income (expense)	4	6	6	372	314	263	(623)	(298)	(107)	—	—	—
Segment net interest income	7	8	8	632	533	450	204	389	460	6,321	5,592	5,374
Allocated provision for credit losses	—	—	—	126	66	26	(1)	(10)	(64)	572	428	251
Noninterest income	1,726	1,608	1,663	888	850	780	(12)	(220)	(305)	4,472	4,019	3,856
Intersegment net referral fees (expense)	—	—	—	23	22	15	(177)	(159)	(137)	—	—	—
Noninterest expense	1,312	1,190	1,189	753	683	637	2,104	2,046	1,685	6,571	6,161	5,761
Amortization of intangibles	60	47	53	5	3	2	6	12	2	150	105	91
Allocated corporate expenses	111	99	86	151	136	128	(1,832)	(1,654)	(1,602)	—	—	—
Income (loss) before income taxes	250	280	343	508	517	452	(262)	(384)	(3)	3,500	2,917	3,127
Provision (benefit) for income taxes	96	98	110	190	195	170	(294)	(391)	(182)	1,058	794	921
Segment net income (loss)	$154	$182	$233	$318	$322	$282	$32	$7	$179	$2,442	$2,123	$2,206

Identifiable assets (period end)	$3,463	$2,804	$2,965	$17,451	$16,650	$12,887	$54,717	$55,463	$52,532	$219,276	$209,947	$186,834
__________________
(1) Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 21, 2017:

BB&T Corporation
(Registrant)

/s/ Kelly S. King
Kelly S. King
Chairman and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 21, 2017:

/s/ Kelly S. King
Kelly S. King
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Daryl N. Bible
Daryl N. Bible
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Cynthia B. Powell
Cynthia B. Powell
Executive Vice President and
Corporate Controller
(Principal Accounting Officer)

A Majority of the Directors of the Registrant are included:

/s/ Kelly S. King	/s/ Thomas E. Skains
Kelly S. King	Thomas E. Skains
Chairman and Chief Executive Officer	Director

/s/ Jennifer S. Banner	/s/ Thomas N. Thompson
Jennifer S. Banner	Thomas N. Thompson
Director	Director

/s/ K. David Boyer, Jr.
K. David Boyer, Jr.	Stephen T. Williams
Director	Director

/s/ Anna R. Cablik
Anna R. Cablik
Director

/s/ James A. Faulkner
James A. Faulkner
Director

/s/ I. Patricia Henry
I. Patricia Henry
Director

/s/ Eric C. Kendrick
Eric C. Kendrick
Director

/s/ Dr. Louis B. Lynn
Dr. Louis B. Lynn
Director

/s/ Charles A. Patton
Charles A. Patton
Director

/s/ Nido R. Qubein
Nido R. Qubein
Director

/s/ William J. Reuter
William J. Reuter
Director

/s/ Tollie W. Rich, Jr.
Tollie W. Rich, Jr.
Director

/s/ Christine Sears
Christine Sears
Director

EXHIBIT INDEX

Exhibit No.	Description	Location
2.1
Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Colonial Bank, Montgomery, Alabama, the Federal Deposit Insurance Corporation and Branch Banking and Trust Company, dated as of August 14, 2009.
Incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed August 17, 2009.
2.2	Termination agreement among Federal Deposit Insurance Corporation, receiver of Colonial Bank, Federal Deposit Insurance Corporation and Branch Banking & Trust Company dated as of September 14, 2016.	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed September 15, 2016.
2.3	Agreement and Plan of Merger, dated as of November 11, 2014, by and between BB&T Corporation and Susquehanna Bancshares, Inc.	Incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed November 17, 2014.
2.4	Agreement and Plan of Merger, dated as of August 17, 2015, by and between BB&T Corporation and National Penn Bancshares, Inc.	Incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed August 20, 2015.
3(i)	Articles of Incorporation of the Registrant, as amended and restated April 30, 2014.	Incorporated herein by reference to Exhibit 3(i) of the Current Report on Form 8-K, filed May 2, 2014.
3(ii)	Articles of Amendment of the Registrant, dated as of March 4, 2016	Incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed March 9, 2016.
3(iii)	Bylaws of the Registrant, as amended and restated December 20, 2016	Incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed December 22, 2016.
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
Incorporated herein by reference to Exhibit 4(d) of Form S-3 Registration Statement No. 333-02899.
4.4	First Supplemental Indenture, dated as of December 23, 2003, to the Indenture Regarding Subordinated Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.5 of the Annual Report on Form 10-K, filed February 27, 2009.
4.5	Second Supplemental Indenture, dated as of September 24, 2004, to the Indenture Regarding Subordinated Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.7 of the Annual Report on Form 10-K, filed February 26, 2010.
4.6	Third Supplemental Indenture, dated May 4, 2009, to the Indenture Regarding Subordinated Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.6 of the Current Report on Form 8-K, filed May 4, 2009.
10.1*	BB&T Corporation Amended and Restated Non-Employee Directors’ Deferred Compensation and Stock Option Plan (amended and restated January 1, 2005).	Incorporated herein by reference to Exhibit 10.1 of the Annual Report on Form 10-K, filed February 28, 2008.
10.2*	BB&T Corporation Amended and Restated 2004 Stock Incentive Plan, as amended (as amended through February 24, 2009).	Incorporated herein by reference to the Appendix to the Proxy Statement for the 2009 Annual Meeting of Shareholders on Schedule 14A, filed March 13, 2009.
10.3*	BB&T Corporation 2012 Incentive Plan	Incorporated herein by reference to the Appendix to the Proxy Statement for the 2012 Annual Meeting of Shareholders on Schedule 14A, filed March 12, 2012.

Exhibit No.	Description	Location
10.4*	Form of Restricted Stock Unit Agreement (Non-Employee Directors) for the BB&T 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed April 27, 2015.
10.5*	Form of Non-Employee Director Restricted Stock Unit Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting).	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed May 7, 2010.
10.6*	Form of Non-Employee Director Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (5-Year Vesting).	Incorporated herein by reference to Exhibit 10.7 of the Annual Report on Form 10-K, filed February 28, 2008.
10.7*	Form of Non-Employee Director Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting).	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed May 7, 2010.
10.8*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (5-Year Vesting).	Incorporated herein by reference to Exhibit 10.8 of the Annual Report on Form 10-K, filed February 28, 2008.
10.9*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting).	Incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q, filed May 7, 2010.
10.10*	Southern National Deferred Compensation Plan for Key Executives including amendments.	Incorporated herein by reference to Exhibit 10.21 of the Annual Report on Form 10-K, filed February 25, 2011.
10.11*	BB&T Non-Qualified Defined Benefit Plan (January 1, 2012 Restatement).	Incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K, filed February 25, 2016.
10.12*	First Amendment to the BB&T Non-Qualified Defined Benefit Plan (January 1, 2012 Restatement).	Incorporated herein by reference to Exhibit 10.12 of the Annual Report on Form 10-K, filed February 25, 2016.
10.13*	Second Amendment to the BB&T Non-Qualified Defined Benefit Plan (January 1, 2012 Restatement).	Incorporated herein by reference to Exhibit 10.13 of the Annual Report on Form 10-K, filed February 25, 2016.
10.14*	BB&T Non-Qualified Defined Contribution Plan (January 1, 2012 Restatement).	Incorporated herein by reference to Exhibit 10.14 of the Annual Report on Form 10-K, filed February 25, 2016.
10.15*	BB&T Corporation Non-Qualified Deferred Compensation Trust (Amended and Restated Effective January 1, 2012).	Incorporated herein by reference to Exhibit 10.15 of the Annual Report on Form 10-K, filed February 25, 2016.
10.16*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting with Clawback Provision).	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 4, 2012.
10.17*	Form of Employee Restricted Stock Unit Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting with Clawback Provision).	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed May 4, 2012.
10.18*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 2, 2013.
10.19*	Form of Nonqualified Option Agreement (Senior Executive) for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q, filed April 30, 2014.
10.20*	Form of Employee Restricted Stock Unit Agreement for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed August 7, 2012.
10.21*	Form of Director Restricted Stock Unit Agreement for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed May 2, 2013.
10.22*	Form of Restricted Stock Unit Agreement (Performance-Based Vesting Component) for Executive Officers under the BB&T Corporation 2012 Incentive Plan (2013 grants).	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed May 2, 2013.

Exhibit No.	Description	Location
10.23*	Form of Restricted Stock Unit Agreement (Performance-Based Vesting Component)(Senior Executive) for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed April 30, 2014.
10.24*	Form of Restricted Stock Unit Agreement (Tier 2 Employee) for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed April 30, 2014.
10.25*	Form of LTIP Award Agreement for Executive Officers under the BB&T Corporation 2012 Incentive Plan (2013 – 2015 performance period).	Incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q, filed May 2, 2013.
10.26*	Form of LTIP Award Agreement for Executive Officers under the BB&T Corporation 2012 Incentive Plan (2014 – 2016 performance period).	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed April 30, 2014.
10.27*	Form of LTIP Award Agreement for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed April 29, 2016.
10.28*	Modification of 2016-2018 Long-Term Incentive Performance Award - Summary.	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed July 27, 2016.
10.29*	Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Kelly S. King dated as of December 19, 2012.	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed December 19, 2012.
10.30*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Christopher L. Henson.	Incorporated herein by reference to Exhibit 10.21 of the Annual Report on Form 10-K, filed February 27, 2009.
10.31*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Daryl N. Bible.	Incorporated herein by reference to Exhibit 10.22 of the Annual Report on Form 10-K, filed February 27, 2009.
10.32*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Barbara F. Duck.	Incorporated herein by reference to Exhibit 10.24 of the Annual Report on Form 10-K, filed February 27, 2009.
10.33*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Donna C. Goodrich.	Incorporated herein by reference to Exhibit 10.25 of the Annual Report on Form 10-K, filed February 27, 2009.
10.34*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Clarke R. Starnes, III.	Incorporated herein by reference to Exhibit 10.27 of the Annual Report on Form 10-K, filed February 27, 2009.
10.35*	2012 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and William R. Yates.	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed November 2, 2012.
10.36*	2014 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Company and Robert J. Johnson, Jr.	Incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q, filed April 30, 2014.
10.37*	2016 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Company and W. Bennett Bradley.	Incorporated herein by reference to Exhibit 10.38 of the Annual Report on Form 10-K, filed February 25, 2016.
10.38*	2016 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Company and David H. Weaver.	Incorporated herein by reference to Exhibit 10.38 of the Annual Report on Form 10-K, filed February 25, 2016.
10.39*	2016 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Company and Jimmy D. Godwin.	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed October 24, 2016.
10.40*	2016 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Company and Brant J. Standridge.	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed October 24, 2016.

Exhibit No.	Description	Location
10.41*	2016 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Company and Dontá L. Wilson.	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed October 24, 2016.
11	Statement re computation of earnings per share.	Filed herewith as Note 19 to the consolidated financial statements.
12†	Statement re computation of ratios.	Filed herewith.
21†	Subsidiaries of the Registrant.	Filed herewith.
23†	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.
101.INS	XBRL Instance Document.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.

*	Management compensatory plan or arrangement.
†	Exhibit filed with the SEC and available upon request.