Form 10-Q
period 2017-03-31
BB&T CORP
filed 2017-04-24
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2017
Commission File Number: 1-10853
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
______________________________
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]   No  [  ]
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  [X]   No  [  ]
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	X		Accelerated filer

Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company

Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]   No  [X]
At March 31, 2017, 811,370,216 shares of the Registrant's common stock, $5 par value, were outstanding.

Glossary of Defined Terms
The following terms may be used throughout this Report, including the consolidated financial statements and related notes.

Term	Definition
2015 Repurchase Plan	Plan for the repurchase of up to 50 million shares of BB&T's common stock
ACL	Allowance for credit losses
Acquired from FDIC	Assets of Colonial that were formerly covered under loss sharing agreements
AFS	Available-for-sale
Agency MBS	Mortgage-backed securities issued by a U.S. government agency or GSE
ALLL	Allowance for loan and lease losses
American Coastal	American Coastal Insurance Company
AOCI	Accumulated other comprehensive income (loss)
Basel III	Global regulatory standards on bank capital adequacy and liquidity published by the BCBS
BB&T	BB&T Corporation and subsidiaries
BCBS	Basel Committee on Banking Supervision
BHC	Bank holding company
BHCA	Bank Holding Company Act of 1956, as amended
Branch Bank	Branch Banking and Trust Company
BU	Business Unit
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CDI	Core deposit intangible assets
CEO	Chief Executive Officer
CET1	Common equity Tier 1
CFPB	Consumer Financial Protection Bureau
CMO	Collateralized mortgage obligation
Colonial	Collectively, certain assets and liabilities of Colonial Bank acquired by BB&T in 2009
Company	BB&T Corporation and subsidiaries (interchangeable with "BB&T" above)
CRA	Community Reinvestment Act of 1977
CRE	Commercial real estate
CRMC	Credit Risk Management Committee
CROC	Compliance Risk Oversight Committee
DIF	Deposit Insurance Fund administered by the FDIC
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings per common share
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FATCA	Foreign Account Tax Compliance Act
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHC	Financial Holding Company
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FINRA	Financial Industry Regulatory Authority
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
FTP	Funds transfer pricing
GAAP	Accounting principles generally accepted in the United States of America
GNMA	Government National Mortgage Association
Grandbridge	Grandbridge Real Estate Capital, LLC
GSE	U.S. government-sponsored enterprise
HFI	Held for investment
HMDA	Home Mortgage Disclosure Act
HTM	Held-to-maturity
HUD-OIG	Office of Inspector General, U.S. Department of Housing and Urban Development
IDI	Insured depository institution
IPV	Independent price verification

Term	Definition
IRC	Internal Revenue Code
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association, Inc.
LCR	Liquidity Coverage Ratio
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
MBS	Mortgage-backed securities
MRLCC	Market Risk, Liquidity and Capital Committee
MSR	Mortgage servicing right
MSRB	Municipal Securities Rulemaking Board
National Penn	National Penn Bancshares, Inc., acquired by BB&T effective April 1, 2016
NIM	Net interest margin, computed on a TE basis
NM	Not meaningful
NPA	Nonperforming asset
NPL	Nonperforming loan
NSFR	Net stable funding ratio
NYSE	NYSE Euronext, Inc.
OAS	Option adjusted spread
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
ORMC	Operational Risk Management Committee
OTTI	Other-than-temporary impairment
Parent Company	BB&T Corporation, the parent company of Branch Bank and other subsidiaries
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCI	Purchased credit impaired loans as well as assets of Colonial Bank acquired from the FDIC during 2009, which were formerly covered under loss sharing agreements
Re-REMICs	Re-securitizations of Real Estate Mortgage Investment Conduits
RMC	Risk Management Committee
RMO	Risk Management Organization
RSU	Restricted stock unit
RUFC	Reserve for unfunded lending commitments
SBIC	Small Business Investment Company
SEC	Securities and Exchange Commission
Short-Term Borrowings	Federal funds purchased, securities sold under repurchase agreements and other short-term borrowed funds with original maturities of less than one year
Simulation	Interest sensitivity simulation analysis
Susquehanna	Susquehanna Bancshares, Inc., acquired by BB&T effective August 1, 2015
Swett & Crawford	CGSC North America Holdings Corporation, acquired by BB&T effective April 1, 2016
TBA	To be announced
TDR	Troubled debt restructuring
TE	Taxable-equivalent
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
UPB	Unpaid principal balance
VaR	Value-at-risk
VIE	Variable interest entity

ITEM 1. FINANCIAL STATEMENTS
BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Unaudited
(Dollars in millions, except per share data, shares in thousands)	March 31, 2017	December 31, 2016
Assets
Cash and due from banks	$1,739	$1,897
Interest-bearing deposits with banks	2,056	1,895
Federal funds sold and other cash equivalents	238	144
Restricted cash	447	488
AFS securities at fair value	26,668	26,926
HTM securities (fair value of $18,075 and $16,546 at March 31, 2017 and December 31, 2016, respectively)	18,209	16,680
LHFS at fair value	1,291	1,716
Loans and leases	142,605	143,322
ALLL	(1,487)	(1,489)
Loans and leases, net of ALLL	141,118	141,833

Premises and equipment	2,104	2,107
Goodwill	9,618	9,638
CDI and other intangible assets	818	854
MSRs at fair value	1,088	1,052
Other assets	15,107	14,046
Total assets	$220,501	$219,276

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing deposits	$53,262	$50,697
Interest-bearing deposits	108,071	109,537
Total deposits	161,333	160,234

Short-term borrowings	2,019	1,406
Long-term debt	21,635	21,965
Accounts payable and other liabilities	5,489	5,745
Total liabilities	190,476	189,350

Commitments and contingencies (Note 13)
Shareholders' equity:
Preferred stock, $5 par, liquidation preference of $25,000 per share	3,053	3,053
Common stock, $5 par	4,057	4,047
Additional paid-in capital	9,063	9,104
Retained earnings	14,933	14,809
AOCI, net of deferred income taxes	(1,125)	(1,132)
Noncontrolling interests	44	45
Total shareholders' equity	30,025	29,926
Total liabilities and shareholders' equity	$220,501	$219,276

Common shares outstanding	811,370	809,475
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	126	126
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

Unaudited	Three Months Ended March 31,
(Dollars in millions, except per share data, shares in thousands)	2017	2016
Interest Income
Interest and fees on loans and leases	$1,501	$1,442
Interest and dividends on securities	258	255
Interest on other earning assets	16	24
Total interest income	1,775	1,721
Interest Expense
Interest on deposits	69	64
Interest on short-term borrowings	2	2
Interest on long-term debt	95	126
Total interest expense	166	192
Net Interest Income	1,609	1,529
Provision for credit losses	148	184
Net Interest Income After Provision for Credit Losses	1,461	1,345
Noninterest Income
Insurance income	458	419
Service charges on deposits	168	154
Mortgage banking income	103	91
Investment banking and brokerage fees and commissions	91	97
Trust and investment advisory revenues	68	62
Bankcard fees and merchant discounts	59	56
Checkcard fees	51	45
Operating lease income	36	34
Income from bank-owned life insurance	29	31
FDIC loss share income, net	—	(60)
Other income	108	42
Securities gains (losses), net
Gross realized gains	—	45
Gross realized losses	—	—
OTTI charges	—	—
Non-credit portion recognized in OCI	—	—
Total securities gains (losses), net	—	45
Total noninterest income	1,171	1,016
Noninterest Expense
Personnel expense	1,011	915
Occupancy and equipment expense	193	191
Software expense	58	51
Outside IT services	49	41
Amortization of intangibles	38	32
Regulatory charges	39	30
Professional services	22	22
Loan-related expense	30	32
Merger-related and restructuring charges, net	36	23
Loss (gain) on early extinguishment of debt	392	(1)
Other expense	234	209
Total noninterest expense	2,102	1,545
Earnings
Income before income taxes	530	816
Provision for income taxes	104	246
Net income	426	570
Noncontrolling interests	5	6
Dividends on preferred stock	43	37
Net income available to common shareholders	$378	$527
Basic EPS	$0.47	$0.67
Diluted EPS	$0.46	$0.67
Cash dividends declared per share	$0.30	$0.27
Basic weighted average shares outstanding	809,903	781,193
Diluted weighted average shares outstanding	822,719	790,176

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Net Income	$426	$570
OCI, net of tax:
Change in unrecognized net pension and postretirement costs	9	11
Change in unrealized net gains (losses) on cash flow hedges	(2)	(115)
Change in unrealized net gains (losses) on AFS securities	(2)	197
Change in FDIC's share of unrealized gains/losses on AFS securities	—	15
Other, net	2	3
Total OCI	7	111
Total comprehensive income	$433	$681

Income Tax Effect of Items Included in OCI:
Change in unrecognized net pension and postretirement costs	$7	$7
Change in unrealized net gains (losses) on cash flow hedges	(1)	(68)
Change in unrealized net gains (losses) on AFS securities	(1)	118
Change in FDIC's share of unrealized gains/losses on AFS securities	—	8
Other, net	—	—

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Unaudited (Dollars in millions, shares in thousands)	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	AOCI	Noncontrolling Interests	Total Shareholders' Equity
Balance, January 1, 2016	780,337	$2,603	$3,902	$8,365	$13,464	$(1,028)	$34	$27,340
Add (Deduct):
Net income	—	—	—	—	564	—	6	570
Net change in AOCI	—	—	—	—	—	111	—	111
Stock transactions:
Issued in connection with equity awards, net	2,042	—	10	(28)	—	—	—	(18)
Issued in connection with preferred stock offerings	—	451						451
Cash dividends declared on common stock	—	—	—	—	(211)	—	—	(211)
Cash dividends declared on preferred stock	—	—	—	—	(37)	—	—	(37)
Equity-based compensation expense	—	—	—	27	—	—	—	27
Other, net	—	—	—	(4)	11	—	(1)	6
Balance, March 31, 2016	782,379	$3,054	$3,912	$8,360	$13,791	$(917)	$39	$28,239

Balance, January 1, 2017	809,475	$3,053	$4,047	$9,104	$14,809	$(1,132)	$45	$29,926
Add (Deduct):
Net income	—	—	—	—	421	—	5	426
Net change in AOCI	—	—	—	—	—	7	—	7
Stock transactions:
Issued in connection with equity awards, net	6,256	—	32	54	—	—	—	86
Repurchase of common stock	(4,361)	—	(22)	(138)	—	—	—	(160)
Cash dividends declared on common stock	—	—	—	—	(243)	—	—	(243)
Cash dividends declared on preferred stock	—	—	—	—	(43)	—	—	(43)
Equity-based compensation expense	—	—	—	30	—	—	—	30
Other, net	—	—	—	13	(11)	—	(6)	(4)
Balance, March 31, 2017	811,370	$3,053	$4,057	$9,063	$14,933	$(1,125)	$44	$30,025

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Cash Flows From Operating Activities:
Net income	$426	$570
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	148	184
Depreciation	99	95
Loss (gain) on early extinguishment of debt	392	(1)
Amortization of intangibles	38	32
Equity-based compensation expense	30	27
(Gain) loss on securities, net	—	(45)
Net change in operating assets and liabilities:
LHFS	499	(540)
Trading securities	(644)	(307)
Other assets	(653)	(481)
Accounts payable and other liabilities	(233)	249
Other, net	56	87
Net cash from operating activities	158	(130)

Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	107	2,329
Proceeds from maturities, calls and paydowns of AFS securities	1,355	1,077
Purchases of AFS securities	(1,205)	(4,812)
Proceeds from maturities, calls and paydowns of HTM securities	588	1,063
Purchases of HTM securities	(2,126)	(1,891)
Originations and purchases of loans and leases, net of principal collected	333	525
Other, net	242	(72)
Net cash from investing activities	(706)	(1,781)

Cash Flows From Financing Activities:
Net change in deposits	1,104	1,383
Net change in short-term borrowings	613	537
Proceeds from issuance of long-term debt	3,947	—
Repayment of long-term debt	(4,645)	(1,137)
Net cash from common stock transactions	(74)	(18)
Net proceeds from preferred stock issued	—	451
Cash dividends paid on common stock	(243)	(211)
Cash dividends paid on preferred stock	(43)	(37)
Other, net	(14)	10
Net cash from financing activities	645	978
Net Change in Cash and Cash Equivalents	97	(933)
Cash and Cash Equivalents at Beginning of Period	3,936	3,711
Cash and Cash Equivalents at End of Period	$4,033	$2,778

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$151	$189
Income taxes	21	91
Noncash investing activities:
Transfers of loans to foreclosed assets	138	125

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. Basis of Presentation

See the Glossary of Defined Terms at the beginning of this Report for terms used throughout the consolidated financial statements and related notes of this Form 10-Q.

General

These consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with GAAP. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the consolidated financial position and consolidated results of operations have been made. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The information contained in the financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2016 should be referred to in connection with these unaudited interim consolidated financial statements.

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

Changes in Accounting Principles and Effects of New Accounting Pronouncements

Standards Adopted During Current Period - BB&T adopted the following guidance effective January 1, 2017, none of which were material to the consolidated financial statements:

Stock Compensation - eliminated the concept of additional paid-in capital pools for equity-based awards and requires that the related excess tax benefits and tax deficiencies be recognized in earnings and classified as an operating activity in the statement of cash flows. The excess tax benefit for equity-based awards that vested or were exercised during the three months ended March 31, 2017 was $35 million. The guidance also allows entities to make a one-time policy election to account for forfeitures when they occur, which BB&T has elected to do. Additionally, to retain equity classification, the guidance permits tax withholding up to the maximum statutory tax rate instead of the minimum statutory tax rate. Cash paid in lieu of shares for tax withholding purposes is classified as a financing activity in the Statement of Cash Flows.

Investments - eliminated the requirement to retroactively adjust the financial statements when a change in ownership or influence causes an existing investment to qualify for the equity method of accounting. The guidance also requires the investor to add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting.

Derivatives and Hedging - clarified that an exercise contingency does not need to be evaluated to determine whether it relates to interest rates and credit risk in an embedded derivative analysis. An entity performing the assessment will be required to assess the embedded call or put options solely in accordance with the pre-existing decision sequence.

Business Combinations - provided clarification on the definition of a business and criteria to aid in the assessment of whether an integrated set of assets and activities constitutes a business.

Standards Not Yet Adopted - the adoption of the following guidance is not expected to be material to the consolidated financial statements unless otherwise specified:

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

Revenue from Contracts with Customers - requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities, the new guidance is not expected to have a material impact on the components of the Consolidated Statement of Income most closely associated with financial instruments, including securities gains/losses and interest income. The Company is currently in the process of quantifying the potential impact of changes to the presentation and timing of certain items within noninterest income, and the related changes to disclosures that may be required. The Company has not identified material changes to noninterest income. The guidance is effective for interim and annual reporting periods beginning after December 15, 2017.

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

Leases - requires lessees to recognize assets and liabilities related to certain operating leases on the balance sheet. The new guidance also requires additional disclosures by lessees and contains targeted changes to accounting by lessors. Upon adoption, the Company expects assets and liabilities will likely be materially higher; however, the Company is still in the process of determining the magnitude of the increases and its impact on the Consolidated Financial Statements. This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.

Credit Losses - replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit deteriorated loans will receive an allowance account for expected credit losses at the acquisition date that represents a component of the purchase price allocation. For AFS debt securities where the fair value is less than cost, any credit impairment will be recorded through an allowance for expected credit losses. Upon adoption, the Company expects that the ACL will likely be materially higher; however, the Company is still in the process of determining the magnitude of the increase and its impact on the Consolidated Financial Statements. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years.

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

Premium Amortization on Purchased Callable Debt Securities - shortens the amortization period for the premium to the earliest call date. This guidance would not require an accounting change for securities purchased at a discount. This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.

Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost - requires that the service cost component of net benefit costs of pension and postretirement benefit plans be reported in the same line item as other compensation costs in the Consolidated Statements of Income. The other components of net benefit cost will be required to be presented in a separate line item. The guidance also specifies that only the service cost component will be eligible for capitalization. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years.

NOTE 2. Acquisitions and Divestitures

On April 1, 2016, BB&T acquired National Penn, resulting in the addition of $10.1 billion in assets and $6.6 billion of deposits. National Penn had 126 financial centers as of the acquisition date.

On April 1, 2016, BB&T purchased insurance broker Swett & Crawford from Cooper Gay Swett & Crawford for $461 million in cash.

See the Annual Report on Form 10-K for the year ended December 31, 2016 for additional information related to these transactions.

NOTE 3. Securities

	March 31, 2017
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in millions)		Gains	Losses
AFS securities:
U.S. Treasury	$3,666	$4	$75	$3,595
GSE	189	—	8	181
Agency MBS	20,793	11	566	20,238
States and political subdivisions	1,990	53	43	2,000
Non-agency MBS	430	214	—	644
Other	10	—	—	10
Total AFS securities	$27,078	$282	$692	$26,668

HTM securities:
U.S. Treasury	$1,098	$19	$—	$1,117
GSE	2,197	15	25	2,187
Agency MBS	14,771	40	186	14,625
States and political subdivisions	95	—	—	95
Other	48	3	—	51
Total HTM securities	$18,209	$77	$211	$18,075

	December 31, 2016
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in millions)		Gains	Losses
AFS securities:
U.S. Treasury	$2,669	$2	$84	$2,587
GSE	190	—	10	180
Agency MBS	21,819	13	568	21,264
States and political subdivisions	2,198	56	49	2,205
Non-agency MBS	446	233	—	679
Other	11	—	—	11
Total AFS securities	$27,333	$304	$711	$26,926

HTM securities:
U.S. Treasury	$1,098	$20	$—	$1,118
GSE	2,197	14	30	2,181
Agency MBS	13,225	40	180	13,085
States and political subdivisions	110	—	—	110
Other	50	2	—	52
Total HTM securities	$16,680	$76	$210	$16,546

Certain investments in marketable debt securities and MBS issued by FNMA and FHLMC exceeded 10% of shareholders' equity at March 31, 2017. The FNMA investments had total amortized cost and fair value of $14.6 billion and $14.2 billion, respectively. The FHLMC investments had total amortized cost and fair value of $8.3 billion and $8.1 billion, respectively.

The following table reflects changes in credit losses on securities with OTTI where a portion of the unrealized loss was recognized in OCI:

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Balance at beginning of period	$21	$42
Credit losses on securities with previously recognized OTTI	—	—
Reduction for securities sold/settled during the period	(1)	(23)
Credit recoveries through yield	—	(1)
Balance at end of period	$20	$18

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected life of MBS may differ from contractual maturities because borrowers have the right to prepay the underlying mortgage loans with or without prepayment penalties.

	March 31, 2017
	AFS		HTM
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$274	$273	$—	$—
Due after one year through five years	1,935	1,943	1,740	1,762
Due after five years through ten years	2,605	2,526	1,625	1,612
Due after ten years	22,264	21,926	14,844	14,701
Total debt securities	$27,078	$26,668	$18,209	$18,075

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2017
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury securities	$2,142	$75	$—	$—	$2,142	$75
GSE	181	8	—	—	181	8
Agency MBS	14,363	343	5,006	223	19,369	566
States and political subdivisions	187	3	380	40	567	43
Total	$16,873	$429	$5,386	$263	$22,259	$692

HTM securities:
GSE	$1,733	$25	$—	$—	$1,733	$25
Agency MBS	8,042	184	285	2	8,327	186
Total	$9,775	$209	$285	$2	$10,060	$211

	December 31, 2016
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury securities	$2,014	$84	$—	$—	$2,014	$84
GSE	180	10	—	—	180	10
Agency MBS	14,842	342	5,138	226	19,980	568
States and political subdivisions	365	7	314	42	679	49
Total	$17,401	$443	$5,452	$268	$22,853	$711

HTM securities:
GSE	$1,762	$30	$—	$—	$1,762	$30
Agency MBS	7,717	178	305	2	8,022	180
Total	$9,479	$208	$305	$2	$9,784	$210

The unrealized losses on GSE securities and Agency MBS were the result of increases in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans.

At March 31, 2017, the majority of the unrealized loss on states and political subdivisions securities was the result of fair value hedge basis adjustments that are a component of amortized cost. These securities in an unrealized loss position are evaluated for credit impairment through a qualitative analysis of issuer performance and the primary source of repayment. At March 31, 2017, none of these securities had credit impairment.

NOTE 4. Loans and ACL

During the first quarter of 2017, an other lending subsidiaries portfolio totaling $244 million was acquired.

The following tables present loans and leases HFI by aging category:

	March 31, 2017
	Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonaccrual	Total
Commercial:
Commercial and industrial	$51,241	$22	$—	$344	$51,607
CRE-income producing properties	14,727	11	—	43	14,781
CRE-construction and development	3,832	1	—	17	3,850
Dealer floor plan	1,460	—	—	7	1,467
Other lending subsidiaries	7,767	15	—	9	7,791
Retail:
Direct retail lending	11,849	55	7	66	11,977
Revolving credit	2,544	20	10	—	2,574
Residential mortgage-nonguaranteed	28,222	272	64	167	28,725
Residential mortgage-government guaranteed	418	129	374	5	926
Sales finance	10,503	51	5	6	10,565
Other lending subsidiaries	7,223	200	—	59	7,482
PCI	749	29	82	—	860
Total	$140,535	$805	$542	$723	$142,605

	December 31, 2016
	Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonaccrual	Total
Commercial:
Commercial and industrial	$51,329	$27	$—	$363	$51,719
CRE-income producing properties	14,492	6	—	40	14,538
CRE-construction and development	3,800	2	—	17	3,819
Dealer floor plan	1,413	—	—	—	1,413
Other lending subsidiaries	7,660	21	—	10	7,691
Retail:
Direct retail lending	11,963	60	6	63	12,092
Revolving credit	2,620	23	12	—	2,655
Residential mortgage-nonguaranteed	28,378	393	79	172	29,022
Residential mortgage-government guaranteed	324	132	443	—	899
Sales finance	11,179	76	6	6	11,267
Other lending subsidiaries	6,931	301	—	65	7,297
PCI	784	36	90	—	910
Total	$140,873	$1,077	$636	$736	$143,322

The following tables present the carrying amount of loans by risk rating. PCI loans are excluded because their related ALLL is determined by loan pool performance:

	March 31, 2017
(Dollars in millions)	Commercial & Industrial	CRE - Income Producing Properties	CRE - Construction and Development	Dealer Floor Plan	Other Lending Subsidiaries
Commercial:
Pass	$49,696	$14,279	$3,742	$1,458	$7,692
Special mention	459	134	49	—	50
Substandard - performing	1,108	325	42	2	40
Nonperforming	344	43	17	7	9
Total	$51,607	$14,781	$3,850	$1,467	$7,791

	Direct Retail Lending	Revolving Credit	Residential Mortgage	Sales Finance	Other Lending Subsidiaries
Retail:
Performing	$11,911	$2,574	$29,479	$10,559	$7,423
Nonperforming	66	—	172	6	59
Total	$11,977	$2,574	$29,651	$10,565	$7,482

	December 31, 2016
(Dollars in millions)	Commercial & Industrial	CRE - Income Producing Properties	CRE - Construction and Development	Dealer Floor Plan	Other Lending Subsidiaries
Commercial:
Pass	$49,921	$14,061	$3,718	$1,404	$7,604
Special mention	314	124	38	—	33
Substandard-performing	1,121	313	46	9	44
Nonperforming	363	40	17	—	10
Total	$51,719	$14,538	$3,819	$1,413	$7,691

	Direct Retail Lending	Revolving Credit	Residential Mortgage	Sales Finance	Other Lending Subsidiaries
Retail:
Performing	$12,029	$2,655	$29,749	$11,261	$7,232
Nonperforming	63	—	172	6	65
Total	$12,092	$2,655	$29,921	$11,267	$7,297

The following tables present activity in the ACL for the periods presented:

	Three Months Ended March 31, 2017
(Dollars in millions)	Beginning Balance	Charge-Offs	Recoveries	Provision (Benefit)	Ending Balance
Commercial:
Commercial and industrial	$500	$(29)	$6	$13	$490
CRE-income producing properties	117	(1)	4	(4)	116
CRE-construction and development	25	—	2	(5)	22
Dealer floor plan	11	—	—	—	11
Other lending subsidiaries	29	(5)	1	11	36
Retail:
Direct retail lending	103	(14)	6	7	102
Revolving credit	106	(21)	5	13	103
Residential mortgage-nonguaranteed	186	(11)	—	7	182
Residential mortgage-government guaranteed	41	(1)	—	1	41
Sales finance	38	(9)	4	9	42
Other lending subsidiaries	289	(98)	13	92	296
PCI	44	—	—	2	46
ALLL	1,489	(189)	41	146	1,487
RUFC	110	—	—	2	112
ACL	$1,599	$(189)	$41	$148	$1,599

	Three Months Ended March 31, 2016
(Dollars in millions)	Beginning Balance	Charge-Offs	Recoveries	Provision (Benefit)	Ending Balance
Commercial:
Commercial and industrial	$466	$(56)	$12	$77	$499
CRE-income producing properties	135	(2)	3	(11)	125
CRE-construction and development	37	—	1	(6)	32
Dealer floor plan	8	—	—	2	10
Other lending subsidiaries	22	(8)	2	10	26
Retail:
Direct retail lending	105	(13)	7	4	103
Revolving credit	104	(19)	5	10	100
Residential mortgage-nonguaranteed	194	(7)	1	9	197
Residential mortgage-government guaranteed	23	(1)	—	2	24
Sales finance	40	(8)	3	4	39
Other lending subsidiaries	265	(84)	10	79	270
PCI	61	—	—	2	63
ALLL	1,460	(198)	44	182	1,488
RUFC	90	—	—	2	92
ACL	$1,550	$(198)	$44	$184	$1,580

The following table provides a summary of loans that are collectively evaluated for impairment:

	March 31, 2017		December 31, 2016
(Dollars in millions)	Recorded Investment	Related ALLL	Recorded Investment	Related ALLL
Commercial:
Commercial and industrial	$51,168	$449	$51,253	$463
CRE-income producing properties	14,698	111	14,455	112
CRE-construction and development	3,819	20	3,787	21
Dealer floor plan	1,460	11	1,413	11
Other lending subsidiaries	7,780	35	7,678	28
Retail:
Direct retail lending	11,897	93	12,011	93
Revolving credit	2,545	92	2,626	95
Residential mortgage-nonguaranteed	28,152	132	28,488	136
Residential mortgage-government guaranteed	499	8	466	8
Sales finance	10,550	41	11,251	37
Other lending subsidiaries	7,236	254	7,057	249
PCI	860	46	910	44
Total	$140,664	$1,292	$141,395	$1,297

The following tables set forth certain information regarding impaired loans, excluding PCI and LHFS, that were individually evaluated for impairment:

	As of / For The Three Months Ended March 31, 2017
(Dollars in millions)	Recorded Investment	UPB	Related ALLL	Average Recorded Investment	Interest Income Recognized
With no related ALLL recorded:
Commercial:
Commercial and industrial	$189	$213	$—	$201	$—
CRE-income producing properties	28	33	—	28	—
CRE-construction and development	14	15	—	12	—
Dealer floor plan	7	7	—	6	—
Other lending subsidiaries	4	6	—	4	—
Retail:
Direct retail lending	13	37	—	13	—
Residential mortgage-nonguaranteed	104	156	—	102	1
Residential mortgage-government guaranteed	3	4	—	3	—
Sales finance	1	2	—	1	—
Other lending subsidiaries	4	9	—	4	—
With an ALLL recorded:
Commercial:
Commercial and industrial	250	258	41	267	1
CRE-income producing properties	55	55	5	55	—
CRE-construction and development	17	17	2	20	—
Dealer floor plan	—	—	—	—	—
Other lending subsidiaries	7	8	1	7	—
Retail:
Direct retail lending	67	68	9	68	1
Revolving credit	29	29	11	29	—
Residential mortgage-nonguaranteed	469	477	50	457	5
Residential mortgage-government guaranteed	424	424	33	423	4
Sales finance	14	14	1	15	—
Other lending subsidiaries	242	243	42	239	9
Total	$1,941	$2,075	$195	$1,954	$21

	As of / For The Year Ended December 31, 2016
(Dollars in millions)	Recorded Investment	UPB	Related ALLL	Average Recorded Investment	Interest Income Recognized
With no related ALLL recorded:
Commercial:
Commercial and industrial	$201	$225	$—	$217	$1
CRE-income producing properties	25	27	—	16	—
CRE-construction and development	10	11	—	8	—
Dealer floor plan	—	—	—	—	—
Other lending subsidiaries	4	6	—	6	—
Retail:
Direct retail lending	13	38	—	12	1
Residential mortgage-nonguaranteed	94	141	—	97	4
Residential mortgage-government guaranteed	3	3	—	3	—
Sales finance	1	2	—	1	—
Other lending subsidiaries	4	9	—	4	—
With an ALLL recorded:
Commercial:
Commercial and industrial	265	269	37	259	5
CRE-income producing properties	58	61	5	68	2
CRE-construction and development	22	22	4	22	1
Dealer floor plan	—	—	—	—	—
Other lending subsidiaries	9	9	1	5	—
Retail:
Direct retail lending	68	69	10	71	4
Revolving credit	29	29	11	31	1
Residential mortgage-nonguaranteed	440	451	50	383	16
Residential mortgage-government guaranteed	430	431	33	360	14
Sales finance	15	15	1	16	1
Other lending subsidiaries	236	239	40	206	32
Total	$1,927	$2,057	$192	$1,785	$82

Trial modifications are excluded from the following disclosures because the specific types and amounts of concessions offered to borrowers frequently change between the trial modification and the permanent modification. The following table presents a summary of TDRs, all of which are considered impaired:

(Dollars in millions)	Mar 31, 2017	Dec 31, 2016
Performing TDRs:
Commercial:
Commercial and industrial	$48	$55
CRE-income producing properties	14	16
CRE-construction and development	11	9
Direct retail lending	65	67
Revolving credit	29	29
Residential mortgage-nonguaranteed	327	332
Residential mortgage-government guaranteed	412	420
Sales finance	15	16
Other lending subsidiaries	232	226
Total performing TDRs	1,153	1,170
Nonperforming TDRs (also included in NPL disclosures)	214	183
Total TDRs	$1,367	$1,353
ALLL attributable to TDRs	$145	$146

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

	Three Months Ended March 31,
	2017			2016
	Types of Modifications		Impact To ALLL	Types of Modifications		Impact To ALLL
(Dollars in millions)	Rate	Structure		Rate	Structure
Commercial:
Commercial and industrial	$25	$38	$1	$62	$9	$1
CRE-income producing properties	5	1	—	8	7	—
CRE-construction and development	3	3	—	3	—	—

Retail:
Direct retail lending	4	1	—	4	1	—
Revolving credit	6	—	1	5	—	1
Residential mortgage-nonguaranteed	47	6	3	17	8	1
Residential mortgage-government guaranteed	98	—	3	39	—	2
Sales finance	—	2	—	—	2	—
Other lending subsidiaries	41	—	4	32	—	5

Charge-offs and forgiveness of principal and interest for TDRs were immaterial for all periods presented.

The pre-default balance for modifications that had been classified as TDRs during the previous 12 months that experienced a payment default was $28 million and $17 million for the three months ended March 31, 2017 and 2016, respectively. Payment default is defined as movement of the TDR to nonaccrual status, foreclosure or charge-off, whichever occurs first.

Changes in the carrying value and accretable yield of PCI loans are presented in the following table:

	Three Months Ended March 31, 2017				Year Ended December 31, 2016
	Purchased Impaired		Purchased Nonimpaired		Purchased Impaired		Purchased Nonimpaired
(Dollars in millions)	Accretable Yield	Carrying Value	Accretable Yield	Carrying Value	Accretable Yield	Carrying Value	Accretable Yield	Carrying Value
Balance at beginning of period	$253	$614	$155	$296	$189	$700	$176	$422
Additions	—	—	—	—	36	124	—	—
Accretion	(26)	26	(16)	16	(134)	134	(73)	73
Payments received, net	—	(60)	—	(32)	—	(344)	—	(199)
Other, net	(24)	—	8	—	162	—	52	—
Balance at end of period	$203	$580	$147	$280	$253	$614	$155	$296

Outstanding UPB at end of period		$854		$397		$910		$423

The following table presents additional information about BB&T's loans and leases:

(Dollars in millions)	Mar 31, 2017	Dec 31, 2016
Unearned income, discounts and net deferred loan fees and costs, excluding PCI	$332	$396
Residential mortgage loans in process of foreclosure	358	366

NOTE 5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill attributable to operating segments are reflected in the table below:

(Dollars in millions)	Community Banking	Residential Mortgage Banking	Dealer Financial Services	Specialized Lending	Insurance Holdings	Financial Services	Total
Goodwill, January 1, 2017	$7,032	$416	$111	$113	$1,752	$214	$9,638
Other adjustments	(12)	(1)	—	(2)	(5)	—	(20)
Goodwill, March 31, 2017	$7,020	$415	$111	$111	$1,747	$214	$9,618

The other adjustments to goodwill were primarily the result of finalizing the purchase price allocation for National Penn and Swett & Crawford.

The following table presents information for identifiable intangible assets subject to amortization:

	March 31, 2017			December 31, 2016
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
CDI	$970	$(728)	$242	$970	$(710)	$260
Other, primarily customer relationship intangibles	1,417	(841)	576	1,415	(821)	594
Total	$2,387	$(1,569)	$818	$2,385	$(1,531)	$854

NOTE 6. Loan Servicing

Residential Mortgage Banking Activities

The following tables summarize residential mortgage banking activities:

(Dollars in millions)	Mar 31, 2017	Dec 31, 2016
UPB of residential mortgage and home equity loan servicing portfolio	$121,251	$121,639
UPB of residential mortgage loans serviced for others (primarily agency conforming fixed rate)	90,855	90,325
Mortgage loans sold with recourse	557	578
Maximum recourse exposure from mortgage loans sold with recourse liability	277	282
Indemnification, recourse and repurchase reserves	38	40

	As of / For The Three Months Ended March 31,
(Dollars in millions)	2017	2016
UPB of residential mortgage loans sold from LHFS	$3,579	$2,490
Pre-tax gains recognized on mortgage loans sold and held for sale	31	24
Servicing fees recognized from mortgage loans serviced for others	68	67
Approximate weighted average servicing fee on the outstanding balance of residential mortgage loans serviced for others	0.28%	0.28%
Weighted average interest rate on mortgage loans serviced for others	4.01	4.11

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Residential MSRs, carrying value, beginning of period	$915	$880
Additions	38	22
Change in fair value due to changes in valuation inputs or assumptions:
Prepayment speeds	17	(136)
OAS	—	9
Servicing costs	9	—
Realization of expected net servicing cash flows, passage of time and other	(33)	(32)
Residential MSRs, carrying value, end of period	$946	$743

Gains (losses) on derivative financial instruments used to mitigate the income statement effect of changes in residential MSR fair value	$(20)	$137

The sensitivity of the fair value of the residential MSRs to changes in key assumptions is included in the accompanying table:

	March 31, 2017			December 31, 2016
	Range		Weighted Average	Range		Weighted Average
(Dollars in millions)	Min	Max		Min	Max
Prepayment speed	7.2%	8.0%	7.9%	7.5%	8.4%	8.1%
Effect on fair value of a 10% increase			$(27)			$(28)
Effect on fair value of a 20% increase			(53)			(54)

OAS	9.7%	10.6%	10.0%	9.8%	10.2%	10.0%
Effect on fair value of a 10% increase			$(34)			$(33)
Effect on fair value of a 20% increase			(65)			(64)

Composition of loans serviced for others:
Fixed-rate residential mortgage loans			99.1%			99.1%
Adjustable-rate residential mortgage loans			0.9			0.9
Total			100.0%			100.0%

Weighted average life (in years)			7.2			7.0

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

Commercial Mortgage Banking Activities

The following table summarizes commercial mortgage banking activities for the periods presented:

(Dollars in millions)	Mar 31, 2017	Dec 31, 2016
UPB of CRE mortgages serviced for others	$29,289	$29,333
CRE mortgages serviced for others covered by recourse provisions	4,528	4,240
Maximum recourse exposure from CRE mortgages sold with recourse liability	1,296	1,272
Recorded reserves related to recourse exposure	7	7
CRE mortgages originated during the year-to-date period	1,597	7,145
Commercial MSRs at fair value	142	137

NOTE 7. Deposits

A summary of deposits is presented in the accompanying table:

(Dollars in millions)	Mar 31, 2017	Dec 31, 2016
Noninterest-bearing deposits	$53,262	$50,697
Interest checking	29,472	30,263
Money market and savings	64,860	64,883
Time deposits	13,739	14,391
Total deposits	$161,333	$160,234

Time deposits $100,000 and greater	$5,116	$5,394
Time deposits $250,000 and greater	2,108	2,179

NOTE 8. Long-Term Debt

The following table reflects the carrying amounts at March 31, 2017 and December 31, 2016, and the related maturity dates, contractual rate and effective interest rates at March 31, 2017:

				Stated Rate		Effective Rate
(Dollars in millions)	Maturity			Min	Max		Mar 31, 2017	Dec 31, 2016
BB&T Corporation
Fixed rate senior notes	2017	to	2024	1.45%	6.85%	2.50%	$7,832	$7,600
Floating rate senior notes	2018		2022	1.69	1.99	1.80	2,247	1,898
Fixed rate subordinated notes	2017		2022	3.95	5.25	1.66	1,324	1,338
Branch Bank
Fixed rate senior notes	2017		2022	1.35	2.85	2.20	5,585	4,209
Floating rate senior notes	2019		2020	1.48	1.56	1.59	849	250
Fixed rate subordinated notes	2025		2026	3.63	3.80	3.55	2,125	2,138
Floating rate subordinated notes	2017			1.35	1.35	1.36	262	262
FHLB advances (7.0 years weighted average maturity at 3/31/17)	2017		2034	—	6.38	1.33	1,260	4,118
Other long-term debt							151	152
Total long-term debt							$21,635	$21,965

The effective rates above reflect the impact of fair value hedges and debt issuance costs. Subordinated notes with a remaining maturity of one year or greater qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.

During the first quarter of 2017, BB&T terminated FHLB advances totaling $2.9 billion of par value, which resulted in a pre-tax loss on early extinguishment of debt totaling $392 million.

NOTE 9. Shareholders' Equity

The activity relating to restricted shares/units during the period is presented in the following tables:

(Shares in thousands)	Restricted Shares/Units	Wtd. Avg. Grant Date Fair Value
Nonvested at January 1, 2017	13,516	$29.39
Granted	3,876	42.90
Vested	(3,608)	26.85
Forfeited	(121)	32.58
Nonvested at March 31, 2017	13,663	33.87
Expected to vest at March 31, 2017	12,663	33.87

NOTE 10. AOCI

	Three Months Ended March 31, 2017
(Dollars in millions)	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	Other, net	Total
AOCI balance, January 1, 2017	$(764)	$(92)	$(259)	$(17)	$(1,132)
OCI before reclassifications, net of tax	(2)	3	(1)	1	1
Amounts reclassified from AOCI:
Personnel expense	17	—	—	—	17
Interest income	—	—	(1)	1	—
Interest expense	—	(8)	—	—	(8)
Securities (gains) losses, net	—	—	—	—	—
Total before income taxes	17	(8)	(1)	1	9
Less: Income taxes	6	(3)	—	—	3
Net of income taxes	11	(5)	(1)	1	6
Net change in AOCI	9	(2)	(2)	2	7
AOCI balance, March 31, 2017	$(755)	$(94)	$(261)	$(15)	$(1,125)

	Three Months Ended March 31, 2016
(Dollars in millions)	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total
AOCI balance, January 1, 2016	$(723)	$(83)	$(34)	$(169)	$(19)	$(1,028)
OCI before reclassifications, net of tax	—	(126)	242	5	2	123
Amounts reclassified from AOCI:
Personnel expense	17	—	—	—	—	17
Interest income	—	—	(27)	—	1	(26)
Interest expense	—	17	—	—	—	17
FDIC loss share income, net	—	—	—	16	—	16
Securities (gains) losses, net	—	—	(45)	—	—	(45)
Total before income taxes	17	17	(72)	16	1	(21)
Less: Income taxes	6	6	(27)	6	—	(9)
Net of income taxes	11	11	(45)	10	1	(12)
Net change in AOCI	11	(115)	197	15	3	111
AOCI balance, March 31, 2016	$(712)	$(198)	$163	$(154)	$(16)	$(917)

NOTE 11. Income Taxes

The effective tax rates for the three months ended March 31, 2017 and 2016 were 19.6% and 30.1%, respectively. The current quarter tax provision includes the excess tax benefits from equity-based compensation plans and the tax benefits associated with using the marginal income tax rate for the loss on the early extinguishment of debt.

NOTE 12. Benefit Plans

	Three Months Ended March 31,
	Qualified Plans		Nonqualified Plans
(Dollars in millions)	2017	2016	2017	2016
Service cost	$49	$42	$3	$3
Interest cost	44	40	5	5
Estimated return on plan assets	(93)	(81)	—	—
Amortization and other	17	17	3	3
Net periodic benefit cost	$17	$18	$11	$11

BB&T makes contributions to the qualified pension plans in amounts between the minimum required for funding and the maximum deductible for federal income tax purposes. Discretionary contributions totaling $260 million were made during the three months ended March 31, 2017. There are no required contributions for the remainder of 2017, though BB&T may elect to make additional contributions.

NOTE 13. Commitments and Contingencies

(Dollars in millions)	Mar 31, 2017	Dec 31, 2016
Letters of credit	$2,788	$2,786
Carrying amount of the liability for letters of credit	25	27

Investments in affordable housing and historic building rehabilitation projects:
Carrying amount	1,953	1,719
Amount of future funding commitments included in carrying amount	963	738
Lending exposure	562	495
Tax credits subject to recapture	407	413

Private equity investments	413	362
Future funding commitments to private equity investments	143	197

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

On at least a quarterly basis, liabilities and contingencies in connection with outstanding legal proceedings are assessed utilizing the latest information available. For those matters where it is probable that BB&T will incur a loss and the amount of the loss can be reasonably estimated, and is more than nominal, a liability is recorded in the consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments on at least a quarterly basis. For other matters, where a loss is not probable or the amount of the loss is not estimable, legal reserves are not accrued. While the outcome of legal proceedings is inherently uncertain, based on information currently available, advice of counsel and available insurance coverage, management believes that the established legal reserves are adequate and the liabilities arising from legal proceedings will not have a material adverse effect on the consolidated financial position, consolidated results of operations or consolidated cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the consolidated financial position, consolidated results of operations or consolidated cash flows of BB&T.

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

(Dollars in millions)	Mar 31, 2017	Dec 31, 2016
Pledged securities	$17,355	$15,549
Pledged loans	73,087	75,015

NOTE 14. Fair Value Disclosures

Accounting standards define fair value as the exchange price that would be received on the measurement date to sell an asset or the price paid to transfer a liability in the principal or most advantageous market available to the entity in an orderly transaction between market participants, with a three level valuation input hierarchy.

The following tables present fair value information for assets and liabilities measured at fair value on a recurring basis:

	March 31, 2017
(Dollars in millions)	Total	Level 1	Level 2	Level 3
Assets:
Trading securities	$1,392	$332	$1,060	$—
AFS securities:
U.S. Treasury	3,595	—	3,595	—
GSE	181	—	181	—
Agency MBS	20,238	—	20,238	—
States and political subdivisions	2,000	—	2,000	—
Non-agency MBS	644	—	164	480
Other	10	7	3	—
LHFS	1,291	—	1,291	—
MSRs	1,088	—	—	1,088
Derivative assets:
Interest rate contracts	621	—	609	12
Foreign exchange contracts	3	—	3	—
Private equity investments	400	—	—	400
Total assets	$31,463	$339	$29,144	$1,980

Liabilities:
Derivative liabilities:
Interest rate contracts	$850	$—	$848	$2
Foreign exchange contracts	4	—	4	—
Securities sold short	244	—	244	—
Total liabilities	$1,098	$—	$1,096	$2

	December 31, 2016
(Dollars in millions)	Total	Level 1	Level 2	Level 3
Assets:
Trading securities	$748	$324	$424	$—
AFS securities:
U.S. Treasury	2,587	—	2,587	—
GSE	180	—	180	—
Agency MBS	21,264	—	21,264	—
States and political subdivisions	2,205	—	2,205	—
Non-agency MBS	679	—	172	507
Other	11	8	3	—
LHFS	1,716	—	1,716	—
MSRs	1,052	—	—	1,052
Derivative assets:
Interest rate contracts	814	—	807	7
Foreign exchange contracts	8	—	8	—
Private equity investments	362	—	—	362
Total assets	$31,626	$332	$29,366	$1,928

Liabilities:
Derivative liabilities:
Interest rate contracts	$998	$—	$978	$20
Foreign exchange contracts	5	—	5	—
Securities sold short	137	—	137	—
Total liabilities	$1,140	$—	$1,120	$20

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

U.S. Treasury securities: Treasury securities are valued using quoted prices in active over-the-counter markets.

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

MSRs: Residential MSRs are valued using an OAS valuation model to project cash flows over multiple interest rate scenarios, which are discounted at risk-adjusted rates. The model considers portfolio characteristics, contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. Fair value estimates and assumptions are compared to industry surveys, recent market activity, actual portfolio experience and, when available, other observable market data. Commercial MSRs are valued using a cash flow valuation model that calculates the present value of estimated future net servicing cash flows. BB&T considers actual and expected loan prepayment rates, discount rates, servicing costs and other economic factors that are determined based on current market conditions.

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

The following tables summarize activity for Level 3 assets and liabilities:

	Three Months Ended March 31, 2017
(Dollars in millions)	Non-agency MBS	MSRs	Net Derivatives	Private Equity Investments
Balance at January 1, 2017	$507	$1,052	$(13)	$362
Total realized and unrealized gains (losses):
Included in earnings:
Interest income	9	—	—	—
Mortgage banking income	—	37	(4)	—
Other noninterest income	—	—	—	5
Included in unrealized net holding gains (losses) in OCI	(18)	—	—	—
Purchases	—	—	—	68
Issuances	—	38	15	—
Sales	—	—	—	(18)
Settlements	(18)	(39)	12	(4)
Transfers out of Level 3	—	—	—	(13)
Balance at March 31, 2017	$480	$1,088	$10	$400

Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at March 31, 2017	$8	$37	$9	$2

	Three Months Ended March 31, 2016
(Dollars in millions)	Non-agency MBS	MSRs	Net Derivatives	Private Equity Investments
Balance at January 1, 2016	$626	$880	$4	$289
Total realized and unrealized gains (losses):
Included in earnings:
Interest income	15	—	—	—
Mortgage banking income	—	(127)	32	—
Other noninterest income	—	—	—	3
Included in unrealized net holding gains (losses) in OCI	(20)	—	—	—
Purchases	—	—	—	19
Issuances	—	22	40	—
Sales	—	—	—	(8)
Settlements	(21)	(38)	(55)	(2)
Adoption of fair value option for commercial MSRs	—	123	—	—
Balance at March 31, 2016	$600	$860	$21	$301

Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at March 31, 2016	$15	$(127)	$21	$2

BB&T’s policy is to recognize transfers between levels as of the end of a reporting period. Transfers in and out of Level 3 are shown in the preceding tables. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2017 or 2016.

The non-agency MBS categorized as Level 3 represent ownership interest in various tranches of Re-REMIC trusts. These securities are valued at a discount, which is unobservable in the market, to the fair value of the underlying securities owned by the trusts. The Re-REMIC tranches do not have an active market and therefore are categorized as Level 3. At March 31, 2017, the fair value of Re-REMIC non-agency MBS represented a discount of 16.4% to the fair value of the underlying securities owned by the Re-REMIC trusts.

The majority of private equity investments are in SBIC qualified funds, which primarily focus on equity and subordinated debt investments in privately-held middle market companies. The majority of these VIE investments are not redeemable and distributions are received as the underlying assets of the funds liquidate. The timing of distributions, which are expected to occur on various dates through 2026, is uncertain and dependent on various events such as recapitalizations, refinance transactions and ownership changes among others. Excluding the investment of future funds, BB&T estimates these investments have a weighted average remaining life of approximately 3 years; however, the timing and amount of distributions may vary significantly. As of March 31, 2017, restrictions on the ability to sell the investments include, but are not limited to, consent of a majority member or general partner approval for transfer of ownership. These investments are spread over numerous privately-held middle market companies, and thus the sensitivity to a change in fair value for any single investment is limited. The significant unobservable inputs for these investments are EBITDA multiples that ranged from 5x to 12x, with a weighted average of 8x, at March 31, 2017.

The following table details the fair value and UPB of LHFS that were elected to be carried at fair value:

	March 31, 2017			December 31, 2016
(Dollars in millions)	Fair Value	Aggregate UPB	Difference	Fair Value	Aggregate UPB	Difference
LHFS reported at fair value	$1,291	$1,270	$21	$1,716	$1,736	$(20)

Excluding government guaranteed, LHFS that were in nonaccrual status or 90 days or more past due and still accruing interest were not material at March 31, 2017.

The following table provides information about certain assets measured at fair value on a nonrecurring basis, which are primarily collateral dependent and may be subject to liquidity adjustments. The carrying values represent end of period values, which approximate the fair value measurements that occurred on the various measurement dates throughout the period. The valuation adjustments represent the amounts recorded during the period regardless of whether the asset is still held at period end. These assets are considered to be Level 3 assets (excludes PCI).

	As Of / For the Year-To-Date Period Ended
	March 31, 2017		March 31, 2016
(Dollars in millions)	Carrying Value	Valuation Adjustments	Carrying Value	Valuation Adjustments
Impaired loans	$255	$(8)	$329	$(38)
Foreclosed real estate	49	(66)	66	(54)

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

Financial assets and liabilities not recorded at fair value are summarized below:

	March 31, 2017
(Dollars in millions)	Carrying Amount	Total Fair Value	Level 2	Level 3
Financial assets:
HTM securities	$18,209	$18,075	$18,075	$—
Loans and leases HFI, net of ALLL	141,118	141,013	—	141,013

Financial liabilities:
Deposits	161,333	161,446	161,446	—
Long-term debt	21,635	21,815	21,815	—

	December 31, 2016
(Dollars in millions)	Carrying Amount	Total Fair Value	Level 2	Level 3
Financial assets:
HTM securities	$16,680	$16,546	$16,546	$—
Loans and leases HFI, net of ALLL	141,833	142,044	—	142,044

Financial liabilities:
Deposits	160,234	160,403	160,403	—
Long-term debt	21,965	22,423	22,423	—

The following is a summary of selected information pertaining to off-balance sheet financial instruments:

	March 31, 2017		December 31, 2016
(Dollars in millions)	Notional/Contract Amount	Fair Value	Notional/Contract Amount	Fair Value
Commitments to extend, originate or purchase credit	$65,134	$265	$64,395	$250
Residential mortgage loans sold with recourse	557	6	578	7
Other loans sold with recourse	4,528	7	4,240	7
Letters of credit	2,788	25	2,786	27

NOTE 15. Derivative Financial Instruments

The following table presents the notional amount and estimated fair value of derivative instruments:

		March 31, 2017			December 31, 2016
	Hedged Item or Transaction	Notional Amount	Fair Value		Notional Amount	Fair Value
(Dollars in millions)			Gain	Loss		Gain	Loss
Cash flow hedges:
Interest rate contracts:
Pay fixed swaps	3 mo. LIBOR funding	$7,050	$—	$(178)	$7,050	$—	$(187)

Fair value hedges:
Interest rate contracts:
Receive fixed swaps	Long-term debt	14,307	174	(120)	12,099	202	(100)
Options	Long-term debt	4,770	—	(1)	2,790	—	(1)
Pay fixed swaps	Commercial loans	359	4	(1)	346	4	(2)
Pay fixed swaps	Municipal securities	231	—	(80)	231	—	(83)
Total		19,667	178	(202)	15,466	206	(186)

Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Receive fixed swaps		10,162	201	(52)	9,989	235	(44)
Pay fixed swaps		10,401	50	(216)	10,263	43	(252)
Other swaps		1,083	2	(3)	1,086	2	(5)
Other		616	2	(2)	709	2	(2)
Forward commitments		5,731	11	(12)	5,972	29	(28)
Foreign exchange contracts		602	3	(4)	669	8	(5)
Total		28,595	269	(289)	28,688	319	(336)

Mortgage banking:
Interest rate contracts:
Interest rate lock commitments		1,695	12	(2)	2,219	7	(20)
When issued securities, forward rate agreements and forward commitments		2,510	6	(14)	3,657	51	(14)
Other		564	1	(1)	449	2	(1)
Total		4,769	19	(17)	6,325	60	(35)

MSRs:
Interest rate contracts:
Receive fixed swaps		4,209	12	(156)	5,034	18	(236)
Pay fixed swaps		3,966	37	(9)	3,768	56	(7)
Options		5,450	103	(3)	5,710	160	(8)
When issued securities, forward rate agreements and forward commitments		2,479	6	—	3,210	3	(8)
Other		23	—	—	—	—	—
Total		16,127	158	(168)	17,722	237	(259)
Total derivatives not designated as hedges		49,491	446	(474)	52,735	616	(630)
Total derivatives		$76,208	624	(854)	$75,251	822	(1,003)

Gross amounts not offset in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements not offset due to policy election			(358)	358		(443)	443
Cash collateral (received) posted			(83)	410		(119)	450
Net amount			$183	$(86)		$260	$(110)

The fair values of derivatives in a gain or loss position are presented on a gross basis in other assets or other liabilities, respectively, in the Consolidated Balance Sheets. Cash collateral posted for derivatives in a loss position and accrued interest is reported as restricted cash. Derivatives with dealer counterparties at both the bank and the parent company are governed by the terms of ISDA Master netting agreements and Credit Support Annexes. The ISDA Master agreements allow counterparties to offset trades in a gain against trades in a loss to determine net exposure and allows for the right of setoff in the event of either a default or an additional termination event. Credit Support Annexes govern the terms of daily collateral posting practices. Collateral practices mitigate the potential loss impact to affected parties by requiring liquid collateral to be posted on a scheduled basis to secure the aggregate net unsecured exposure. In addition to collateral, the right of setoff allows counterparties to offset net derivative values with a defaulting party against certain other contractual receivables from or obligations due to the defaulting party in determining the net termination amount.

No portion of the change in fair value of derivatives designated as hedges has been excluded from effectiveness testing. The ineffective portion was immaterial for all periods presented. The following table presents the effect of hedging derivative instruments on the consolidated statements of income:

	Three Months Ended March 31,
	Effective Portion
	Pre-tax Gain (Loss) Recognized in OCI		Location of Amounts Reclassified from AOCI into Income	Pre-tax Gain (Loss) Reclassified from AOCI into Income

(Dollars in millions)	2017	2016		2017	2016
Cash flow hedges:
Interest rate contracts	$4	$(200)	Total interest expense	$8	$(17)

				Pre-tax Gain (Loss) Recognized in Income
			Location of Amounts Recognized in Income
				2017	2016
				(Dollars in millions)
Fair value hedges:
Interest rate contracts			Total interest income	$(4)	$(4)
Interest rate contracts			Total interest expense	46	60
Total				$42	$56

Not designated as hedges:
Client-related and other risk management:
Interest rate contracts			Other noninterest income	$11	$(1)
Foreign exchange contracts			Other noninterest income	(2)	(8)
Mortgage banking:
Interest rate contracts			Mortgage banking income	(15)	(6)
MSRs:
Interest rate contracts			Mortgage banking income	(20)	143
Total				$(26)	$128

The following table provides a summary of derivative strategies and the related accounting treatment:

	Cash Flow Hedges	Fair Value Hedges	Derivatives Not Designated as Hedges

Risk exposure	Variability in cash flows of interest payments on floating rate business loans, overnight funding and various LIBOR funding instruments.	Changes in value on fixed rate long-term debt, CDs, FHLB advances, loans and state and political subdivision securities due to changes in interest rates.
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
Not applicable

Treatment if transaction is no longer probable of occurring during forecast period or within a short period thereafter	Hedge accounting is ceased and any gain or loss in AOCI is reported in earnings immediately.	Not applicable	Not applicable

The following table presents information about BB&T's cash flow and fair value hedges:

(Dollars in millions)	Mar 31, 2017		Dec 31, 2016
Cash flow hedges:
Net unrecognized after-tax loss on active hedges recorded in AOCI	$(112)		$(118)
Net unrecognized after-tax gain on terminated hedges recorded in AOCI (to be recognized in earnings through 2022)	18		26
Estimated portion of net after-tax gain (loss) on active and terminated hedges to be reclassified from AOCI into earnings during the next 12 months	(21)		(4)
Maximum time period over which BB&T has hedged a portion of the variability in future cash flows for forecasted transactions excluding those transactions relating to the payment of variable interest on existing instruments	5	yrs	6	yrs
Fair value hedges:
Unrecognized pre-tax net gain on terminated hedges (to be recognized as interest primarily through 2019)	$150		$169
Portion of pre-tax net gain on terminated hedges to be recognized as a change in interest during the next 12 months	52		56

Derivatives Credit Risk – Dealer Counterparties

Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable to the same counterparty. The risk of loss is addressed by subjecting dealer counterparties to credit reviews and approvals similar to those used in making loans or other extensions of credit and by requiring collateral. Dealer counterparties operate under agreements to provide cash and/or liquid collateral when unsecured loss positions exceed minimal limits.

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

(Dollars in millions)	Mar 31, 2017	Dec 31, 2016
Dealer Counterparties:
Cash collateral received from dealer counterparties	$85	$123
Derivatives in a net gain position secured by that collateral	87	123
Unsecured positions in a net gain with dealer counterparties after collateral postings	3	4

Cash collateral posted to dealer counterparties	151	138
Derivatives in a net loss position secured by that collateral	153	144

Additional collateral that would have been posted had BB&T's credit ratings dropped below investment grade	2	8

Central Clearing Parties:
Cash collateral, including initial margin, posted to central clearing parties	261	313
Derivatives in a net loss position secured by that collateral	274	318
Securities pledged to central clearing parties	119	119

NOTE 16. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

	Three Months Ended March 31,
(Dollars in millions, except per share data, shares in thousands)	2017	2016
Net income available to common shareholders	$378	$527

Weighted average number of common shares	809,903	781,193
Effect of dilutive outstanding equity-based awards	12,816	8,983
Weighted average number of diluted common shares	822,719	790,176

Basic EPS	$0.47	$0.67

Diluted EPS	$0.46	$0.67

Anti-dilutive awards	295	10,711

NOTE 17. Operating Segments

The financial information related to National Penn's operations was included in the Other, Treasury & Corporate segment from the date of acquisition until the systems conversion, which occurred during July 2016. The financial information for this acquisition is included in the respective segments after the conversions.

Segment Realignment

Effective January 2017, several business activities were realigned within the segments. First, certain client relationships with $218 million of loans and $2.0 billion of deposits were no longer included in Financial Services and are only reported in Community Banking as the result of client re-segmentation. Second, the Mortgage Warehouse Lending and Domestic Factoring businesses within Specialized Lending were moved to Residential Mortgage Banking and Other, Treasury and Corporate, respectively, to align with changes in the internal management structure. Third, the International division was restructured with components integrated into Community Banking and Financial Services from Other, Treasury and Corporate also to align with changes in the internal management structure. The segment information presented herein reflects the impact of the realignment.

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

Residential Mortgage Banking

Residential Mortgage Banking retains and services mortgage loans originated by BB&T as well as those purchased from various correspondent originators. Mortgage loan products include fixed and adjustable rate government and conventional loans for the purpose of constructing, purchasing or refinancing residential properties. Substantially all of the properties are owner occupied. BB&T generally retains the servicing rights to loans sold. Residential Mortgage Banking earns interest on loans held in the warehouse and portfolio, earns fee income from the origination and servicing of mortgage loans and recognizes gains or losses from the sale of mortgage loans. Residential Mortgage Banking also includes Mortgage Warehouse Lending which provides short-term lending solutions to finance first-lien residential mortgage LHFS by independent mortgage companies.

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

Specialized Lending

Specialized Lending consists of BUs and subsidiaries that provide specialty finance products to consumers and businesses. The BUs include Sheffield Financial and Governmental Finance. Sheffield Financial is a dealer-based financer of small ticket equipment for both businesses and consumers. Governmental Finance provides tax-exempt financing to meet the capital project needs of local governments. Operating subsidiaries include BB&T Equipment Finance and BB&T Commercial Equipment Capital, which provide equipment leasing for large and small-to-middle market clients primarily within BB&T’s banking footprint; Prime Rate Premium Finance Corporation, which includes AFCO and CAFO, insurance premium finance BUs that provide funding to businesses in the United States and Canada and to consumers in certain markets within BB&T’s banking footprint; and Grandbridge, a full-service commercial mortgage banking lender providing loans on a national basis. Branch Bank clients as well as nonbank clients within and outside BB&T’s primary geographic market area are served by these BUs. The Community Banking and Financial Services segments receive credit for referrals to these BUs with the corresponding charge retained as part of Other, Treasury and Corporate in the accompanying tables.

Insurance Holdings

BB&T's insurance agency / brokerage network is the sixth largest in the world. Insurance Holdings provides property and casualty, employee benefits and life insurance to businesses and individuals. It also provides small business and corporate services, such as workers compensation and professional liability, as well as surety coverage and title insurance. Community Banking and Financial Services receive credit for insurance commissions on referred accounts, with the corresponding charge retained as part of Other, Treasury and Corporate in the accompanying tables.

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

Financial Services includes a group of consolidated SBIC private equity and mezzanine investment funds that invest in privately owned middle-market operating companies to facilitate growth or ownership transition. Financial Services also includes the Corporate Banking Division that originates and services large corporate relationships, syndicated lending relationships and client derivatives. Community Banking receives an interoffice credit for referral fees, with the corresponding charge retained as part of Other, Treasury and Corporate in the accompanying tables. Also captured within the net intersegment interest income for Financial Services is the NIM for the loans and deposits associated with client relationships assigned to the Wealth Division that are housed in the Community Bank.

Other, Treasury and Corporate

Other, Treasury and Corporate is the combination of the Other segment that represents operating entities that do not meet the quantitative or qualitative thresholds for disclosure; BB&T’s Treasury function, which is responsible for the management of the securities portfolios, overall balance sheet funding and liquidity, and overall management of interest rate risk; the corporate support functions that have not been allocated to the business segments; certain merger-related charges or credits that are incurred as part of the acquisition and conversion of acquired entities; certain charges that are considered to be unusual in nature and not reflective of the normal operations of the segments; and intercompany eliminations including intersegment net referral fees and net intersegment interest income (expense).

The investment balances and results related to affordable housing investments are included in the Other, Treasury and Corporate segment. PCI loans from the Colonial acquisition and related net interest income are also included in this segment. Performance results of bank acquisitions prior to system conversion are typically reported in this segment and on a post-conversion date are reported in the Community Banking segment and other segments as applicable.

	Three Months Ended March 31,
	Community Banking		Residential Mortgage Banking		Dealer Financial Services		Specialized Lending
(Dollars in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Net interest income (expense)	$587	$529	$333	$341	$241	$229	$175	$168
Net intersegment interest income (expense)	404	389	(222)	(227)	(45)	(40)	(74)	(68)
Segment net interest income	991	918	111	114	196	189	101	100
Allocated provision for credit losses	25	(10)	5	10	95	76	16	19
Noninterest income	313	288	76	71	—	1	70	62
Intersegment net referral fees (expense)	38	32	—	—	—	—	—	—
Noninterest expense	435	422	74	78	41	35	69	62
Amortization of intangibles	18	19	—	—	—	—	3	1
Allocated corporate expenses	344	332	31	26	14	11	20	17
Income (loss) before income taxes	520	475	77	71	46	68	63	63
Provision (benefit) for income taxes	186	173	29	27	17	26	13	13
Segment net income (loss)	$334	$302	$48	$44	$29	$42	$50	$50

Identifiable assets (period end)	$73,563	$67,715	$34,092	$34,758	$16,191	$14,692	$17,770	$16,351

	Insurance Holdings		Financial Services		Other, Treasury & Corporate (1)		Total BB&T Corporation
	2017	2016	2017	2016	2017	2016	2017	2016
Net interest income (expense)	$—	$—	$65	$63	$208	$199	$1,609	$1,529
Net intersegment interest income (expense)	2	1	89	79	(154)	(134)	—	—
Segment net interest income	2	1	154	142	54	65	1,609	1,529
Allocated provision for credit losses	—	—	1	90	6	(1)	148	184
Noninterest income	462	421	216	199	34	(26)	1,171	1,016
Intersegment net referral fees (expense)	—	—	5	3	(43)	(35)	—	—
Noninterest expense	342	299	183	182	920	435	2,064	1,513
Amortization of intangibles	16	11	2	1	(1)	—	38	32
Allocated corporate expenses	31	28	45	37	(485)	(451)	—	—
Income (loss) before income taxes	75	84	144	34	(395)	21	530	816
Provision (benefit) for income taxes	28	31	53	13	(222)	(37)	104	246
Segment net income (loss)	$47	$53	$91	$21	$(173)	$58	$426	$570

Identifiable assets (period end)	$3,377	$2,800	$18,337	$17,763	$57,171	$58,326	$220,501	$212,405
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

These and other risk factors are more fully described in this report and in BB&T's Annual Report on Form 10-K for the year ended December 31, 2016 under the sections entitled "Item 1A. Risk Factors" and from time to time, in other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those expressed in or implied by any forward-looking statements. Except to the extent required by applicable law or regulation, BB&T undertakes no obligation to revise or update publicly any forward-looking statements for any reason. Readers should, however, consult any further disclosures of a forward-looking nature BB&T may make in any subsequent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

Regulatory Considerations

The extensive regulatory framework applicable to financial institutions is intended primarily for the protection of depositors, the DIF and the stability of the financial system, rather than for the protection of shareholders and creditors. In addition to banking laws, regulations and regulatory agencies, BB&T is subject to various other laws, regulations, supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of BB&T and its ability to make distributions to shareholders. Refer to BB&T's Annual Report on Form 10-K for the year ended December 31, 2016 for additional disclosures with respect to laws and regulations affecting BB&T.

Following the November 2016 election, the new administration and members of Congress have publicly disclosed proposals to change certain laws and regulations (e.g., pay ratio disclosure and the DOL fiduciary rule). Proposals to change the laws and regulations are frequently introduced at both the federal and state levels. The likelihood and timing of any such changes and the impact such changes may have on BB&T is impossible to determine with any certainty. The following summarizes changes to proposed or final rules that were published since the filing of BB&T's Annual Report on Form 10-K for the year ended December 31, 2016.

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

In early April 2017, the DOL issued a 60 day extension on implementation of certain aspects of the final rule to allow additional time to evaluate the impacts of the rule in accordance with an executive order issued by the President of the United States. Thus, the requirements under the rule will be phased in from June 9, 2017 to January 1, 2018. The estimated impact for 2017 is immaterial.

Executive Summary

Consolidated net income available to common shareholders for the first quarter of 2017 was $378 million, a decrease of $149 million compared to the same quarter of 2016. On a diluted per common share basis, earnings for the first quarter of 2017 were $0.46, a decrease of $0.21 compared to the first quarter of 2016. Earnings for the current quarter include a loss on the early extinguishment of higher-cost FHLB advances of $392 million ($246 million after tax), pre-tax merger-related and restructuring charges of $36 million ($22 million after tax) and $35 million for excess tax benefits from equity-based compensation plans.

BB&T's results of operations for the first quarter of 2017 produced an annualized return on average assets of 0.79%, an annualized return on average risk-weighted assets of 0.98% and an annualized return on average common shareholders' equity of 5.72%, compared to ratios for the same quarter of the prior year of 1.09%, 1.37% and 8.45%, respectively.

Total revenues on a TE basis were $2.8 billion for the first quarter of 2017, an increase of $236 million compared to the same period in 2016. Both net interest income and noninterest income increased, largely the result of acquisition activity. Net interest margin was 3.46%, compared to 3.43% for the first quarter of 2016.

Excluding PCI loans, the provision for credit losses was $146 million, compared to $182 million in the first quarter of 2016. Net charge-offs for the first quarter of 2017, excluding PCI loans, totaled $148 million, compared to $154 million in the earlier quarter. The provision for credit losses on PCI loans was $2 million, flat compared to the earlier quarter.

Noninterest income was up $155 million compared to the first quarter of 2016. This increase was driven by higher insurance income, FDIC loss share income and other income. These increases were partially offset by a decline in securities gains compared to the earlier quarter.

Noninterest expense was $2.1 billion for the first quarter of 2017, up $557 million compared to the earlier quarter. This increase was driven by the previously mentioned loss on debt extinguishment, higher personnel expense, and smaller increases in other categories of expense due to the acquisitions of National Penn and Swett & Crawford.

The provision for income taxes was $104 million for the first quarter of 2017, compared to $246 million for the earlier quarter. This produced an effective tax rate for the first quarter of 2017 of 19.6%, compared to 30.1% for the first quarter of 2016. The current quarter tax provision includes $35 million of excess tax benefits from equity-based compensation plans.

Refer to the Annual Report on Form 10-K for the year ended December 31, 2016 for additional information with respect to recent accomplishments and significant challenges.

Analysis of Results of Operations

Net Interest Income and NIM

First Quarter 2017 compared to First Quarter 2016

Net interest income on a TE basis was $1.6 billion for the first quarter of 2017, an increase of $81 million compared to the same period in 2016. Interest income increased $55 million, which primarily reflects acquisition activity. Interest expense was down $26 million, which reflects improved funding costs for long-term debt partially offset by acquisition activity.

Net interest margin was 3.46%, compared to 3.43% for the first quarter of 2016. Average earning assets increased $9.0 billion, or 4.9% from the first quarter of 2016 to the first quarter of 2017, while average interest-bearing liabilities increased $3.8 billion, or 2.9%, both of which were primarily driven by acquisitions. Noninterest-bearing deposits increased $4.9 billion due to organic growth and acquisitions. The annualized TE yield on the total loan portfolio for the first quarter was 4.30%, down five basis points compared to the earlier quarter. The annualized TE yield on the average securities portfolio for the first quarter was 2.42%, up two basis points compared to the earlier quarter.

The average annualized cost of interest-bearing deposits was 0.26%, up one basis point compared to the first quarter of 2016. The average annualized rate paid on long-term debt was 1.83%, down 36 basis points, primarily due to benefits from the extinguishment of FHLB advances.

The following table sets forth the major components of net interest income and the related annualized yields and rates as well as the variances between the periods caused by changes in interest rates versus changes in volumes. Changes attributable to the mix of assets and liabilities have been allocated proportionally between the changes due to rate and the changes due to volume.

Table 1
TE Net Interest Income and Rate / Volume Analysis (1)
Three Months Ended March 31, 2017 and 2016

	Average Balances (6)		Annualized Yield/Rate		Income/Expense		Increase	Change due to
(Dollars in millions)	2017	2016	2017	2016	2017	2016	(Decrease)	Rate	Volume
Assets
Total securities, at amortized cost (2)
U.S. Treasury	$4,730	$2,777	1.72%	1.70%	$20	$12	$8	$—	$8
GSE	2,386	5,065	2.22	2.11	13	27	(14)	1	(15)
Agency MBS	34,909	33,774	2.16	1.98	189	167	22	16	6
States and political subdivisions	2,091	2,266	5.13	5.37	27	30	(3)	(1)	(2)
Non-agency MBS	432	636	18.85	19.81	20	31	(11)	(1)	(10)
Other	59	62	1.89	1.57	—	—	—	—	—
Total securities	44,607	44,580	2.42	2.40	269	267	2	15	(13)
Other earning assets (3)	4,259	3,404	1.49	2.87	16	25	(9)	(14)	5
Loans and leases, net of unearned income (4)(5)
Commercial:
Commercial and industrial	51,119	48,013	3.43	3.29	433	392	41	16	25
CRE-income producing properties	14,602	13,490	3.71	3.77	133	127	6	(2)	8
CRE-construction and development	3,844	3,619	3.69	3.75	35	34	1	(1)	2
Dealer floor plan	1,427	1,239	2.32	2.02	8	6	2	1	1
Direct retail lending	12,014	11,107	4.33	4.23	129	118	11	3	8
Sales finance	10,896	10,049	3.19	3.01	86	75	11	5	6
Revolving credit	2,607	2,463	8.79	8.82	57	54	3	—	3
Residential mortgage	29,701	29,864	4.01	4.10	297	305	(8)	(6)	(2)
Other lending subsidiaries	14,919	13,439	7.99	8.56	294	286	8	(21)	29
PCI	883	1,098	19.72	21.69	43	59	(16)	(5)	(11)
Total loans and leases HFI	142,012	134,381	4.31	4.35	1,515	1,456	59	(10)	69
LHFS	1,686	1,247	3.49	3.77	15	12	3	(1)	4
Total loans and leases	143,698	135,628	4.30	4.35	1,530	1,468	62	(11)	73
Total earning assets	192,564	183,612	3.80	3.85	1,815	1,760	55	(10)	65
Nonearning assets	27,397	26,490
Total assets	$219,961	$210,102

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-checking	$29,578	$25,604	0.18	0.13	13	8	5	4	1
Money market and savings	64,857	60,424	0.23	0.21	37	32	5	3	2
Time deposits	14,924	16,884	0.48	0.55	17	23	(6)	(4)	(2)
Foreign deposits - interest-bearing	929	752	0.67	0.36	2	1	1	1	—
Total interest-bearing deposits	110,288	103,664	0.26	0.25	69	64	5	4	1
Short-term borrowings	2,105	2,771	0.43	0.36	2	2	—	—	—
Long-term debt	20,757	22,907	1.83	2.19	95	126	(31)	(20)	(11)
Total interest-bearing liabilities	133,150	129,342	0.50	0.60	166	192	(26)	(16)	(10)
Noninterest-bearing deposits	51,095	46,203
Other liabilities	5,813	6,731
Shareholders' equity	29,903	27,826
Total liabilities and shareholders' equity	$219,961	$210,102
Average interest-rate spread			3.30%	3.25%
NIM/net interest income			3.46%	3.43%	$1,649	$1,568	$81	$6	$75
Taxable-equivalent adjustment					$40	$39

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

Provision for Credit Losses

First Quarter 2017 compared to First Quarter 2016

The provision for credit losses totaled $148 million for the first quarter of 2017, compared to $184 million for the same period of the prior year.

Net charge-offs were $148 million for the first quarter of 2017 and $154 million for the first quarter of 2016. The earlier quarter included $30 million of charge-offs related to a review of shared national credits in the energy lending portfolio. Net charge-offs were 0.42% of average loans and leases on an annualized basis for the first quarter of 2017, compared to 0.46% of average loans and leases for the same period in 2016.

Noninterest Income

First Quarter 2017 compared to First Quarter 2016

Noninterest income for the first quarter of 2017 increased $155 million compared to the earlier quarter. This increase was driven by higher insurance income, FDIC loss share income and other income. These increases were partially offset by a decline in securities gains compared to the earlier quarter.

Insurance income increased $39 million, primarily the result of the Swett & Crawford acquisition.

FDIC loss share income improved $60 million due to the termination of the loss sharing agreements during the third quarter of 2016.

Other income increased $66 million, which includes an increase of $49 million in income related to assets for certain post-employment benefits, which is primarily offset in personnel expense.

Service charges on deposits increased $14 million due to higher volumes as a result of both organic growth and acquisitions.

Mortgage banking income increased $12 million primarily resulting from gains on sales of both commercial and residential mortgages and higher margins on interest rate locks.

Noninterest Expense

First Quarter 2017 compared to First Quarter 2016

Noninterest expense for the first quarter of 2017 was $2.1 billion, an increase of $557 million compared to the earlier quarter. This increase was driven by the previously mentioned loss on debt extinguishment, higher personnel expense, and smaller increases in other categories of expense due to the acquisitions of National Penn and Swett & Crawford.

Personnel expense increased $96 million, driven by a $50 million increase in salaries and incentives, which reflects a 1,635 increase in full-time equivalent employees primarily resulting from acquisitions. Additionally, other personnel expenses were higher $46 million, which includes an increase of $38 million for certain post-employment benefits, which is largely offset in other income.

Merger-related and restructuring charges increased $13 million, primarily the result of the write-off of certain capitalized costs on software never placed in service and the writedown of real estate in connection with restructuring activities, partially offset by lower merger-related expenses.

Other expense increased $25 million primarily due to higher operating charge-offs, taxes and licenses, advertising and sundry other expenses partially due to the National Penn acquisition.

Provision for Income Taxes

First Quarter 2017 compared to First Quarter 2016

The provision for income taxes was $104 million for the first quarter of 2017, compared to $246 million for the earlier quarter. This produced an effective tax rate for the first quarter of 2017 of 19.6%, compared to 30.1% for the earlier quarter. The current quarter tax provision includes the excess tax benefits from equity-based compensation plans and the tax benefits associated with using the marginal income tax rate for the loss on the early extinguishment of debt.

Segment Results

See the "Operating Segments" Note in the "Notes to Consolidated Financial Statements" contained herein and BB&T's Annual Report on Form 10-K for the year ended December 31, 2016, for additional disclosures related to BB&T's reportable business segments. Fluctuations in noninterest income and noninterest expense incurred directly by the segments are more fully discussed in the "Noninterest Income" and "Noninterest Expense" sections above.

The financial information related to National Penn's operations was included in the Other, Treasury & Corporate segment from the date of acquisition until the systems conversion, which occurred during July 2016.

Table 2
Net Income by Reportable Segment

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Community Banking	$334	$302
Residential Mortgage Banking	48	44
Dealer Financial Services	29	42
Specialized Lending	50	50
Insurance Holdings	47	53
Financial Services	91	21
Other, Treasury and Corporate	(173)	58
BB&T Corporation	$426	$570

First Quarter 2017 compared to First Quarter 2016

Community Banking

Community Banking net income was $334 million for the first quarter of 2017, an increase of $32 million compared to the earlier quarter. Segment net interest income increased $73 million driven by loan and deposit growth from the acquisition of National Penn and higher funding spreads on deposits. Noninterest income increased $25 million due to higher service charges on deposits and checkcard fees, which were partially driven by the National Penn acquisition.

The allocated provision for credit losses increased $35 million primarily due to normalization of credit trends and loan growth. Noninterest expense increased $13 million, driven by higher occupancy and equipment expense, personnel expense and operating charge-offs which were primarily attributable to the National Penn acquisition. Allocated corporate expense increased $12 million compared to the earlier quarter largely due to the National Penn acquisition.

Residential Mortgage Banking

Residential Mortgage Banking net income was $48 million for the first quarter of 2017, an increase of $4 million compared to the earlier quarter. Noninterest income increased slightly due to higher gains on sale of loans, which was partially offset by a decline in segment net interest income due to lower credit spreads on loans.

The allocated provision for credit losses decreased slightly due to a decline in loss estimates, partially offset by an increase in net charge-offs. Noninterest expense decreased slightly due to declines in loan processing expense, professional services and foreclosed property expense, partially offset by an increase in personnel expense. Allocated corporate expenses rose slightly due to increased investments in business initiatives and additional support area costs.

Dealer Financial Services

Dealer Financial Services net income was $29 million for the first quarter of 2017, a decrease of $13 million compared to the earlier quarter. Segment net interest income increased slightly due to higher average loan balances, partially offset by a decline in credit spreads on loans. The allocated provision for credit losses increased $19 million primarily due to higher net charge-offs in the Regional Acceptance loan portfolio, driven by increases in loss severity. Noninterest expense increased slightly due to higher loan processing and servicing expense and personnel expense.

Specialized Lending

Specialized Lending net income was $50 million for the first quarter of 2017, flat compared to the earlier quarter. Noninterest income increased due to higher commercial mortgage banking income and operating lease income. Noninterest expense increased due to higher personnel expense and increased depreciation on property held under operating leases.

Insurance Holdings

Insurance Holdings net income was $47 million for the first quarter of 2017, a decrease of $6 million compared to the earlier quarter. Noninterest income increased $41 million, which primarily reflects the addition of Swett & Crawford, in addition to increased employee benefit and life insurance commissions, partially offset by lower performance-based commissions on the commercial property and casualty business. Noninterest expense increased $43 million, primarily due to the Swett & Crawford acquisition, which led to higher personnel expense. Also, amortization of intangibles increased due to the acquisition of Swett & Crawford.

Financial Services

Financial Services net income was $91 million for the first quarter of 2017, an increase of $70 million compared to the earlier quarter. Noninterest income increased $17 million, primarily due to an improved credit valuation adjustment on client derivatives and increased trust and investment advisory fees, partially offset by a decline in investment banking income. Segment net interest income increased $12 million, primarily driven by deposit growth and higher funding spreads on deposits for BB&T Wealth and loan growth for Corporate Banking. The allocated provision for credit losses decreased $89 million. This change was driven by higher net charge-offs and increased reserves in the earlier quarter primarily related to energy lending exposures within the Corporate Banking loan portfolio.

Other, Treasury & Corporate

Other, Treasury & Corporate generated a net loss of $173 million in the first quarter of 2017, compared to net income of $58 million in the earlier quarter. Noninterest income increased $60 million, driven by a $60 million improvement in FDIC loss share income as a result of terminating the loss share agreements in the third quarter of 2016. Also, income related to assets for certain post-employment benefits increased and the gain on sale of securities declined $45 million due to gains recognized in the earlier quarter. Segment net interest income decreased $11 million, primarily due to a decline in the net charge for funds and lower balances of purchased credit-impaired loans, partially offset by a decrease in long-term debt balances.

Noninterest expense increased $485 million due to the previously mentioned loss on the early extinguishment of higher-cost FHLB advances and increased expense related to assets for certain post-employment benefits, merger related and restructuring charges, regulatory charges, information technology professional services and other expenses. Also, the segment allocated $34 million of additional corporate expenses to other operating segments compared to the earlier quarter. The benefit for income taxes increased $185 million due to a decline in pre-tax income and $35 million of excess tax benefits from equity-based compensation plans in the first quarter of 2017.

Analysis of Financial Condition

Investment Activities

The total securities portfolio was $44.9 billion at March 31, 2017, compared to $43.6 billion at December 31, 2016. As of March 31, 2017, the securities portfolio included $26.7 billion of AFS securities (at fair value) and $18.2 billion of HTM securities (at amortized cost).

The effective duration of the securities portfolio was 4.8 years at March 31, 2017 and December 31, 2016. The duration of the securities portfolio excludes certain non-agency residential MBS that were acquired in the Colonial acquisition and other securities without a stated maturity with an outstanding balance that was immaterial at March 31, 2017.

See the "Securities" Note in the "Notes to Consolidated Financial Statements" herein for additional disclosures related to BB&T's evaluation of securities for OTTI.

Lending Activities

Loans HFI totaled $142.6 billion at March 31, 2017, compared to $143.3 billion at December 31, 2016. Management continuously evaluates the composition of the loan portfolio taking into consideration the current and expected market conditions, interest rate environment and risk profiles to optimize profitability. Based upon this evaluation, management may decide to focus efforts on growing or decreasing exposures in certain portfolios through both organic changes and portfolio acquisitions or sales.

Sales finance loans were down $702 million due to the continued effects of dealer pricing structure changes; this also reflects the continued runoff of the auto lease portfolio obtained in connection with the Susquehanna acquisition. Residential mortgage loans were down $270 million due to continued targeted run-off of the portfolio. Other lending subsidiaries loans were up $285 million primarily due to a portfolio purchase of near prime automobile loans executed late in the first quarter of 2017.

The following table presents the composition of average loans and leases:

Table 3
Composition of Average Loans and Leases

	For the Three Months Ended
(Dollars in millions)	3/31/2017	12/31/2016	9/30/2016	6/30/2016	3/31/2016
Commercial and industrial	$51,119	$51,306	$51,508	$51,646	$48,013
CRE-income producing properties	14,602	14,566	14,667	14,786	13,490
CRE-construction and development	3,844	3,874	3,802	3,669	3,619
Dealer floor plan	1,427	1,367	1,268	1,305	1,239
Direct retail lending	12,014	12,046	11,994	12,031	11,107
Sales finance	10,896	10,599	9,339	9,670	10,049
Revolving credit	2,607	2,608	2,537	2,477	2,463
Residential mortgage	29,701	30,044	30,357	30,471	29,864
Other lending subsidiaries	14,919	14,955	14,742	13,961	13,439
PCI	883	974	1,052	1,130	1,098
Total average loans and leases HFI	$142,012	$142,339	$141,266	$141,146	$134,381

Average loans held for investment for the first quarter of 2017 were $142.0 billion, down $327 million compared to the fourth quarter of 2016.

Excluding continued runoff of residential mortgage and PCI loans, average loans held for investment were up $107 million compared to the prior quarter.

Average sales finance loans increased $297 million, primarily due to a $1.9 billion portfolio acquisition in the fourth quarter. This increase was partially offset by the continued effects of dealer pricing structure changes; this also reflects the continued runoff of the auto lease portfolio obtained in connection with the Susquehanna acquisition.

Asset Quality

NPAs totaled $801 million at March 31, 2017, compared to $813 million at December 31, 2016. The decrease was driven by a $19 million decline in nonperforming commercial and industrial loans. NPLs represented 0.51% of loans and leases held for investment, flat compared to December 31, 2016.

The following table presents activity related to NPAs. Foreclosed real estate acquired from the FDIC is excluded for periods prior to the loss share termination:

Table 4
Rollforward of NPAs

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Beginning balance	$813	$686
New NPAs	387	595
Advances and principal increases	65	28
Disposals of foreclosed assets (1)	(128)	(131)
Disposals of NPLs (2)	(74)	(45)
Charge-offs and losses	(71)	(105)
Payments	(147)	(113)
Transfers to performing status	(43)	(35)
Foreclosed real estate, included as a result of loss share termination	—	—
Other, net	(1)	—
Ending balance	$801	$880

(1)	Includes charge-offs and losses recorded upon sale of $61 million and $50 million for the three months ended March 31, 2017 and 2016, respectively.

(2)	Includes charge-offs and losses recorded upon sale of $11 million and $3 million for the three months ended March 31, 2017 and 2016, respectively.

The following tables summarize asset quality information for the past five quarters:

Table 5
Asset Quality

	Three Months Ended
(Dollars in millions)	3/31/2017	12/31/2016	9/30/2016	6/30/2016	3/31/2016
NPAs (1)
NPLs:
Commercial and industrial	$344	$363	$413	$452	$442
CRE-income producing properties	43	40	38	36	48
CRE-construction and development	17	17	12	14	11
Dealer floor plan	7	—	—	—	—
Direct retail lending	66	63	55	52	51
Sales finance	6	6	6	5	7
Residential mortgage-nonguaranteed	167	172	167	171	163
Residential mortgage-government guaranteed	5	—	—	1	—
Other lending subsidiaries	68	75	66	62	64
Total nonaccrual loans and leases HFI (1)(2)	723	736	757	793	786
Foreclosed real estate	49	50	58	70	89
Other foreclosed property	29	27	28	23	28
Total nonperforming assets (1)(2)	$801	$813	$843	$886	$903

Performing TDRs (3)
Commercial and industrial	$48	$55	$46	$39	$52
CRE-income producing properties	14	16	14	16	18
CRE-construction and development	11	9	8	10	13
Direct retail lending	65	67	69	69	70
Sales finance	15	16	16	16	17
Revolving credit	29	29	30	31	32
Residential mortgage-nonguaranteed	327	332	287	276	281
Residential mortgage-government guaranteed (4)	412	420	393	348	317
Other lending subsidiaries	232	226	209	198	181
Total performing TDRs (3)(4)	$1,153	$1,170	$1,072	$1,003	$981

Loans 90 days or more past due and still accruing
Direct retail lending	$7	$6	$7	$5	$6
Sales finance	5	6	4	4	4
Revolving credit	10	12	9	8	10
Residential mortgage-nonguaranteed	64	79	66	56	55
Residential mortgage-government guaranteed (5)	374	443	414	415	434
PCI	82	90	92	122	100
Total loans 90 days or more past due and still accruing (5)	$542	$636	$592	$610	$609

Loans 30-89 days past due
Commercial and industrial	$22	$27	$34	$20	$27
CRE-income producing properties	11	6	3	8	7
CRE-construction and development	1	2	2	2	6
Direct retail lending	55	60	62	53	48
Sales finance	51	76	60	61	53
Revolving credit	20	23	20	19	18
Residential mortgage-nonguaranteed	272	393	354	361	350
Residential mortgage-government guaranteed (6)	129	132	112	81	66
Other lending subsidiaries	215	322	288	261	207
PCI	29	36	45	48	43
Total loans 30-89 days past due (6)	$805	$1,077	$980	$914	$825

Excludes loans held for sale.

(1)	PCI loans are accounted for using the accretion method.

(2)
Sales of nonperforming loans totaled approximately $74 million, $130 million, $63 million, $64 million and $45 million for the quarter ended March 31, 2017, December 31, 2016, September 30, 2016, June 30, 2016 and March 31, 2016, respectively.

(3)
Excludes TDRs that are nonperforming totaling $214 million, $183 million, $134 million, $146 million and $172 million at March 31, 2017, December 31, 2016, September 30, 2016, June 30, 2016 and March 31, 2016, respectively. These amounts are included in total NPAs.

(4)	During the second quarter of 2016, BBT began repurchasing government guaranteed GNMA mortgage loans, including certain loans that were considered TDRs.

(5)
Includes government guaranteed GNMA mortgage loans that BB&T has the right but not the obligation to repurchase that are 90 days or more past due totaling $29 million, $48 million, $46 million, $49 million and $323 million at March 31, 2017, December 31, 2016, September 30, 2016, June 30, 2016 and March 31, 2016, respectively.

(6)
Includes government guaranteed GNMA mortgage loans that BB&T has the right but not the obligation to repurchase that are past due 30-89 days totaling $2 million, $3 million, $2 million, $2 million and $2 million at March 31, 2017, December 31, 2016, September 30, 2016, June 30, 2016 and March 31, 2016, respectively.

Table 6
Asset Quality Ratios

	As of / For the Three Months Ended
	3/31/2017	12/31/2016	9/30/2016	6/30/2016	3/31/2016
Asset Quality Ratios:
Loans 30-89 days past due and still accruing as a percentage of loans and leases HFI	0.56%	0.75%	0.69%	0.64%	0.61%
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI	0.38	0.44	0.42	0.43	0.45
NPLs as a percentage of loans and leases HFI	0.51	0.51	0.53	0.56	0.58
NPAs as a percentage of:
Total assets	0.36	0.37	0.38	0.40	0.42
Loans and leases HFI plus foreclosed property	0.56	0.57	0.59	0.62	0.67
Net charge-offs as a percentage of average loans and leases HFI	0.42	0.42	0.37	0.28	0.46
ALLL as a percentage of loans and leases HFI	1.04	1.04	1.06	1.06	1.10
Ratio of ALLL to:
Net charge-offs	2.49x	2.47x	2.91x	3.88x	2.40x
NPLs	2.05x	2.03x	2.00x	1.90x	1.89x

Asset Quality Ratios (Excluding Government Guaranteed and PCI): (1)
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI	0.06%	0.07%	0.06%	0.05%	0.06%

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

Loans 30-89 days past due and still accruing totaled $805 million at March 31, 2017, down $272 million compared to the prior quarter. This decrease was primarily driven by seasonality in retail portfolios.

Loans 90 days or more past due and still accruing totaled $542 million at March 31, 2017, down $94 million compared to the prior quarter, primarily due to a decrease in residential mortgage loans. The ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.38% at March 31, 2017, compared to 0.44% for the prior quarter. Excluding government guaranteed and PCI loans, the ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.06% at March 31, 2017, a decrease of one basis point compared to the prior quarter.

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

Certain residential mortgage loans have an initial period where the borrower is only required to pay the periodic interest. After the interest-only period, the loan will require the payment of both interest and principal over the remaining term. At March 31, 2017, approximately 2.4% of the outstanding balances of residential mortgage loans were in the interest-only phase, compared to 2.6% at December 31, 2016. Approximately 95.6% of the interest-only balances will begin amortizing within the next three years. Approximately 1.4% of interest-only loans are 30 days or more past due and still accruing and 0.8% are on nonaccrual status.

Home equity lines, which are a component of the direct retail portfolio, generally require interest-only payments during the first 15 years after origination. After this initial period, the outstanding balance begins amortizing and requires the payment of both interest and principal. At March 31, 2017, the direct retail lending portfolio includes $8.6 billion of variable rate home equity lines and $952 million of variable rate other lines of credit. Approximately $6.4 billion of the variable rate home equity lines is currently in the interest-only phase and approximately 7.7% of these balances will begin amortizing within the next three years. Approximately $804 million of the outstanding balance of variable rate other lines of credit is in the interest-only phase and 21.7% of these balances will begin amortizing within the next three years. Variable rate home equity lines and other lines of credit typically reset on a monthly basis.

TDRs occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term and a concession has been granted to the borrower. As a result, BB&T will work with the borrower to prevent further difficulties and ultimately improve the likelihood of recovery on the loan. To facilitate this process, a concessionary modification that would not otherwise be considered may be granted, resulting in classification of the loan as a TDR. Refer to the "Summary of Significant Accounting Policies" Note in the "Notes to Consolidated Financial Statements" in the Annual Report on Form 10-K for the year ended December 31, 2016 for additional policy information regarding TDRs.

Performing TDRs totaled $1.2 billion at March 31, 2017, a decrease of $17 million compared to December 31, 2016. This decrease was primarily due to a $13 million decrease in residential mortgage loan TDRs.

The following table provides a summary of HFI performing TDR activity:

Table 7
Rollforward of Performing TDRs

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Beginning balance	$1,170	$982
Inflows	163	103
Payments and payoffs	(60)	(32)
Charge-offs	(15)	(10)
Transfers to nonperforming TDRs, net	(24)	(20)
Removal due to the passage of time	(33)	(17)
Non-concessionary re-modifications	—	—
Sold and transferred to LHFS	(48)	(25)
Ending balance	$1,153	$981

The following table provides further details regarding the payment status of TDRs outstanding at March 31, 2017:

Table 8
Payment Status of TDRs

	March 31, 2017
			Past Due		Past Due
(Dollars in millions)	Current Status		30-89 Days		90 Days Or More		Total
Performing TDRs (1):
Commercial and industrial	$48	100.0%	$—	—%	$—	—%	$48
CRE—income producing properties	14	100.0	—	—	—	—	14
CRE—construction and development	11	100.0	—	—	—	—	11
Direct retail lending	63	96.9	2	3.1	—	—	65
Sales finance	14	93.3	1	6.7	—	—	15
Revolving credit	25	86.2	3	10.3	1	3.5	29
Residential mortgage—nonguaranteed	270	82.5	44	13.5	13	4.0	327
Residential mortgage—government guaranteed	182	44.2	67	16.3	163	39.5	412
Other lending subsidiaries	202	87.1	30	12.9	—	—	232
Total performing TDRs	829	71.9	147	12.7	177	15.4	1,153
Nonperforming TDRs (2)	124	57.9	23	10.8	67	31.3	214
Total TDRs	$953	69.7	$170	12.4	$244	17.9	$1,367

(1)	Past due performing TDRs are included in past due disclosures.

(2)	Nonperforming TDRs are included in NPL disclosures.

Allowance for Credit Losses

The ACL, which consists of the ALLL and the RUFC, totaled $1.6 billion at March 31, 2017, flat compared to December 31, 2016.

The ALLL, excluding PCI, was $1.4 billion, down $4 million compared to December 31, 2016. The allowance for PCI loans was $46 million, up $2 million compared to December 31, 2016. As of March 31, 2017, the total allowance for loan and lease losses was 1.04% of loans and leases held for investment, compared to 1.04% at December 31, 2016. These amounts include acquired loans, which did not receive an ALLL at the acquisition date.

The ALLL was 2.05 times NPLs held for investment, compared to 2.03 times at December 31, 2016. At March 31, 2017, the ALLL was 2.49 times annualized quarterly net charge-offs, compared to 2.47 times at December 31, 2016.

Net charge-offs during the first quarter of 2017 totaled $148 million, or 0.42% of average loans and leases, compared to $154 million, or 0.46% of average loans and leases for the first quarter of 2016. The earlier quarter included $30 million of charge-offs related to the energy lending portfolio.

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

The following table presents an allocation of the ALLL at March 31, 2017 and December 31, 2016. This allocation of the ALLL is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 9
Allocation of ALLL by Category

	March 31, 2017		December 31, 2016
(Dollars in millions)	Amount	% Loans in each category	Amount	% Loans in each category
Commercial and industrial	$490	36.2%	$500	36.1%
CRE-income producing properties	116	10.4	117	10.1
CRE-construction and development	22	2.7	25	2.7
Dealer floor plan	11	1.0	11	1.0
Direct retail lending	102	8.4	103	8.4
Sales finance	42	7.4	38	7.9
Revolving credit	103	1.8	106	1.9
Residential mortgage-nonguaranteed	182	20.1	186	20.2
Residential mortgage-government guaranteed	41	0.7	41	0.6
Other lending subsidiaries	332	10.7	318	10.5
PCI	46	0.6	44	0.6
Total ALLL	1,487	100.0%	1,489	100.0%
RUFC	112		110
Total ACL	$1,599		$1,599

Activity related to the ACL is presented in the following table:

Table 10
Analysis of ACL

	Three Months Ended
(Dollars in millions)	3/31/2017	12/31/2016	9/30/2016	6/30/2016	3/31/2016
Beginning balance	$1,599	$1,621	$1,603	$1,580	$1,550
Provision for credit losses (excluding PCI)	146	133	150	109	182
Provision (benefit) for PCI loans	2	(4)	(2)	2	2
Charge-offs:
Commercial and industrial	(29)	(23)	(23)	(26)	(56)
CRE-income producing properties	(1)	(1)	(5)	—	(2)
CRE-construction and development	—	—	(1)	—	—
Direct retail lending	(14)	(16)	(12)	(12)	(13)
Sales finance	(9)	(8)	(7)	(6)	(8)
Revolving credit	(21)	(16)	(18)	(16)	(19)
Residential mortgage-nonguaranteed	(11)	(9)	(11)	(8)	(7)
Residential mortgage-government guaranteed	(1)	(1)	(2)	(1)	(1)
Other lending subsidiaries	(103)	(102)	(91)	(73)	(92)
PCI	—	(15)	—	—	—
Total charge-offs	(189)	(191)	(170)	(142)	(198)

Recoveries:
Commercial and industrial	6	10	6	12	12
CRE-income producing properties	4	1	3	1	3
CRE-construction and development	2	2	3	5	1
Direct retail lending	6	6	7	6	7
Sales finance	4	3	3	3	3
Revolving credit	5	5	5	5	5
Residential mortgage-nonguaranteed	—	—	1	1	1
Other lending subsidiaries	14	13	12	12	12
Total recoveries	41	40	40	45	44
Net charge-offs	(148)	(151)	(130)	(97)	(154)
Other	—	—	—	9	—
Ending balance	$1,599	$1,599	$1,621	$1,603	$1,580

ALLL (excluding PCI)	$1,441	$1,445	$1,448	$1,442	$1,425
ALLL for PCI loans	46	44	63	65	63
RUFC	112	110	110	96	92
Total ACL	$1,599	$1,599	$1,621	$1,603	$1,580

Deposits

Deposits totaled $161.3 billion at March 31, 2017, an increase of $1.1 billion from December 31, 2016. Noninterest-bearing deposits increased $2.6 billion, partially offset by interest checking and time deposits, which decreased $791 million and $652 million, respectively.

The following table presents the composition of average deposits for the last five quarters:

Table 11
Composition of Average Deposits

	For the Three Months Ended
(Dollars in millions)	3/31/2017	12/31/2016	9/30/2016	6/30/2016	3/31/2016
Noninterest-bearing deposits	$51,095	$51,421	$50,559	$48,801	$46,203
Interest checking	29,578	28,634	27,754	28,376	25,604
Money market and savings	64,857	63,884	64,335	63,195	60,424
Time deposits	14,924	15,693	15,818	18,101	16,884
Foreign office deposits - interest-bearing	929	486	1,037	1,865	752
Total average deposits	$161,383	$160,118	$159,503	$160,338	$149,867

Average deposits for the first quarter were $161.4 billion, an increase of $1.3 billion compared to the prior quarter.

Average noninterest-bearing deposits decreased $326 million, primarily due to seasonal decreases in commercial balances partially offset by increases in personal balances and public funds.

Interest checking increased $944 million, primarily due to increases in personal balances and public funds.

Money market and savings increased $973 million primarily due to commercial balances.

Average time deposits decreased $769 million due to decreases in personal balances, IRAs and commercial balances.

Average foreign office deposits increased $443 million due to higher overall funding needs.

Noninterest-bearing deposits represented 31.7 percent of total average deposits for the first quarter, compared to 32.1 percent for the prior quarter and 30.8 percent a year ago. The cost of interest-bearing deposits was 0.26 percent for the first quarter, up four basis points compared to the prior quarter.

Borrowings

At March 31, 2017, short-term borrowings totaled $2.0 billion, an increase of $613 million compared to December 31, 2016. Short-term borrowings fluctuate based on the Company's funding needs. Long-term debt totaled $21.6 billion at March 31, 2017, a decrease of $330 million compared to December 31, 2016. The decrease reflects the early extinguishment of $2.9 billion of FHLB advances and other repayments totaling $1.4 billion. During the first quarter, BB&T issued $1.3 billion of senior medium term notes and Branch Bank issued $2.6 billion of senior bank notes.

Shareholders' Equity

Total shareholders' equity at March 31, 2017 was $30.0 billion, compared to $29.9 billion at December 31, 2016. Significant increases include net income of $426 million and $86 million pursuant to activity in equity-based compensation plans, partially offset by $160 million of share repurchases and common and preferred dividends totaling $286 million. BB&T's book value per common share at March 31, 2017 was $33.19, compared to $33.14 at December 31, 2016.

Merger-Related and Restructuring Activities

In conjunction with the consummation of an acquisition and completion of other requirements, BB&T typically accrues certain merger-related and restructuring expenses, which may include estimated severance and other personnel-related costs, costs to terminate lease contracts, costs related to the disposal of duplicate facilities and equipment, costs to terminate data processing contracts and other costs associated with the acquisition or restructuring activity. Merger-related and restructuring accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at March 31, 2017 are expected to be utilized within one year, unless they relate to specific contracts that expire later. The following table presents a summary of BB&T's merger and restructuring accrual activity:

Table 12
Merger-Related and Restructuring Accrual Rollforward

	Three Months Ended March 31, 2017
(Dollars in millions)	Beginning Balance	Expense	Utilized	Ending Balance
Severance and personnel-related	$25	$4	$(9)	$20
Occupancy and equipment	21	9	(13)	17
Professional services	1	1	(2)	—
Systems conversion and related costs	1	20	(20)	1
Other adjustments	1	2	(2)	1
Total	$49	$36	$(46)	$39

Critical Accounting Policies

The accounting and reporting policies of BB&T are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. BB&T's financial position and results of operations are affected by management's application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Different assumptions in the application of these policies could result in material changes in the consolidated financial position and/or consolidated results of operations and related disclosures. The more critical accounting and reporting policies include accounting for the ACL, determining fair value of financial instruments, intangible assets, costs and benefit obligations associated with pension and postretirement benefit plans, and income taxes. Understanding BB&T's accounting policies is fundamental to understanding the consolidated financial position and consolidated results of operations. Accordingly, the critical accounting policies are discussed in detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in BB&T's Annual Report on Form 10-K for the year ended December 31, 2016. Significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in detail in the "Basis of Presentation" Note in the "Notes to Consolidated Financial Statements" in BB&T's Annual Report on Form 10-K for the year ended December 31, 2016. Additional disclosures regarding the effects of new accounting pronouncements are included in the "Basis of Presentation" Note included herein. There have been no other changes to the significant accounting policies during 2017.

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

The principal types of inherent risk include compliance, credit, liquidity, market, operational, reputation and strategic risks. Refer to BB&T's Annual Report on Form 10-K for the year ended December 31, 2016 for disclosures related to each of these risks under the section titled "Risk Management."

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

BB&T uses derivatives primarily to manage economic risk related to securities, commercial loans, MSRs and mortgage banking operations, long-term debt and other funding sources. BB&T also uses derivatives to facilitate transactions on behalf of its clients. As of March 31, 2017, BB&T had derivative financial instruments outstanding with notional amounts totaling $76.2 billion, with a net fair value loss of $230 million. See the "Derivative Financial Instruments" Note in the "Notes to Consolidated Financial Statements" herein for additional disclosures.

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

Table 13
Interest Sensitivity Simulation Analysis

Interest Rate Scenario			Annualized Hypothetical Percentage Change in Net Interest Income March 31,
Linear Change in Prime Rate	Prime Rate March 31,
	2017	2016	2017	2016
Up 200 bps	6.00%	5.50%	3.85%	2.09%
Up 100	5.00	4.50	2.61	1.64
No Change	4.00	3.50	—	—
Down 25	3.75	3.25	(1.26)	(0.85)
Down 50	3.50	N/A	(3.10)	N/A

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

Management has also established a maximum negative impact on net interest income of 4% for an immediate 100 basis points parallel change in rates and 8% for an immediate 200 basis points parallel change in rates. Management currently only models up to a negative 50 basis point decline, and the maximum negative impact on net interest income is adjusted on a proportional basis. Regardless of the proportional limit, the negative risk exposure limit will be the greater of 4% or the proportional limit. These "interest rate shock" limits are designed to create an outer band of acceptable risk based upon a significant and immediate change in rates.

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

Beta represents the correlation between overall market interest rates and the rates paid by BB&T on interest-bearing deposits. BB&T applies an average beta of approximately 50% to its non-maturity interest bearing deposit accounts for determining its interest rate sensitivity. Non-maturity interest bearing deposit accounts include interest checking accounts, savings accounts, and money market accounts that do not have a contractual maturity. Due to current market conditions the actual deposit beta on non-maturity interest bearing deposits has been less than 15%; however, BB&T expects the beta to increase as rates continue to rise. BB&T regularly conducts sensitivity on other key variables to determine the impact they could have on the interest rate risk position. This allows BB&T to evaluate the likely impact on its balance sheet management strategies due to a more extreme variation in a key assumption than expected.

The following table shows the effect that the loss of demand deposits and an associated increase in managed rate deposits would have on BB&T’s interest-rate sensitivity position. For purposes of this analysis, BB&T modeled the incremental beta for the replacement of the lost demand deposits at 100%.

Table 14
Deposit Mix Sensitivity Analysis

Linear Change in Rates	Base Scenario at March 31, 2017 (1)	Results Assuming a Decrease in Noninterest Bearing Demand Deposits

		$1 Billion	$5 Billion
Up 200 bps	3.85%	3.64%	2.78%
Up 100	2.61	2.48	1.94
(1) The base scenario is equal to the annualized hypothetical percentage change in net interest income at March 31, 2017 as presented in the preceding table.

If rates increased 200 basis points, BB&T could absorb the loss of $18.0 billion, or 33.7%, of noninterest bearing deposits and replace them with managed rate deposits with a beta of 100% before becoming neutral to interest rate changes.

The following table shows the effect that the indicated changes in interest rates would have on EVE. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related and other assets, cash flows and maturities of derivative financial instruments, loan volumes and pricing and deposit sensitivity.

Table 15
EVE Simulation Analysis

	EVE/Assets		Hypothetical Percentage Change in EVE
Change in	March 31,		March 31,
Interest Rates	2017	2016	2017	2016
Up 200 bps	12.2%	10.5%	1.3%	2.8%
Up 100	12.3	10.6	1.8	3.3
No Change	12.1	10.3	—	—
Down 25	11.9	10.0	(1.1)	(2.0)
Down 50	11.8	N/A	(2.4)	N/A

Market Risk from Trading Activities

BB&T also manages market risk from trading activities which consists of acting as a financial intermediary to provide its customers access to derivatives, foreign exchange and securities markets. Trading market risk is managed through the use of statistical and non-statistical risk measures and limits. BB&T utilizes a historical VaR methodology to measure and aggregate risks across its covered trading BUs. This methodology uses two years of historical data to estimate economic outcomes for a one-day time horizon at a 99% confidence level. The average 99% one-day VaR and the maximum daily VaR for the three months ended March 31, 2017 and 2016, respectively, were each less than $1 million. Market risk disclosures under Basel II.5 are available in the Additional Disclosures section of the Investor Relations site on BBT.com.

Contractual Obligations, Commitments, Contingent Liabilities, Off-Balance Sheet Arrangements and Related Party Transactions

Refer to BB&T's Annual Report on Form 10-K for the year ended December 31, 2016 for discussion with respect to BB&T's quantitative and qualitative disclosures about its fixed and determinable contractual obligations. Additional disclosures about BB&T's contractual obligations, commitments and derivative financial instruments are included in the "Commitments and Contingencies" Note, "Fair Value Disclosures" Note and "Derivative Financial Instruments" Note in the "Notes to Consolidated Financial Statements."

The following table presents activity in residential mortgage indemnification, recourse and repurchase reserves:

Table 16
Mortgage Indemnification, Recourse and Repurchase Reserves Activity

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Balance, at beginning of period	$40	$79
Payments	—	(1)
Expense (benefit)	(2)	5
Balance, at end of period	$38	$83

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

BB&T monitors the ability to meet customer demand for funds under both normal and stressed market conditions. In considering its liquidity position, management evaluates BB&T’s funding mix based on client core funding, client rate-sensitive funding and national markets funding. In addition, management also evaluates exposure to rate-sensitive funding sources that mature in one year or less. Management also measures liquidity needs against 30 days of stressed cash outflows for Branch Bank and BB&T. To ensure a strong liquidity position, management maintains a liquid asset buffer of cash on hand and highly liquid unpledged securities. BB&T follows the FRB's enhanced prudential standards for purposes of determining the liquid asset buffer. BB&T’s policy is to use the greater of either 5% of total assets or a range of projected net cash outflows over a 30 day period. As of March 31, 2017 and December 31, 2016, BB&T's liquid asset buffer was 12.7% and 12.6%, respectively, of total assets.

BB&T is considered to be a "modified LCR" holding company. BB&T would be subject to full LCR requirements if its assets were to increase above $250 billion or if it were to be considered internationally active. BB&T produces LCR calculations to effectively manage the position of High-Quality Liquid Assets and the balance sheet deposit mix to optimize BB&T's liquidity position. BB&T's LCR was approximately 124% at March 31, 2017, compared to the regulatory minimum for such entities of 100%, which puts BB&T in full compliance with the rule. The LCR can experience volatility due to issues like maturing debt rolling into the 30 day measurement period, or client inflows and outflows. The daily change in BB&T’s LCR averaged less than 2% during 2017 with a maximum change of approximately 11%.

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

Liquidity at the Parent Company is more susceptible to market disruptions. BB&T prudently manages cash levels at the Parent Company to cover a minimum of one year of projected contractual cash outflows which includes unfunded external commitments, debt service, preferred dividends and scheduled debt maturities without the benefit of any new cash infusions. Generally, BB&T maintains a significant buffer above the projected one year of contractual cash outflows. In determining the buffer, BB&T considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, being a source of strength to its banking subsidiary and being able to withstand sustained market disruptions that could limit access to the capital markets. At March 31, 2017 and December 31, 2016, the Parent Company had 31 months and 25 months, respectively, of cash on hand to satisfy projected contractual cash outflows, and 22 months and 19 months, respectively, taking into account common stock dividends.

Branch Bank

BB&T carefully manages liquidity risk at Branch Bank. Branch Bank’s primary source of funding is customer deposits. Continued access to customer deposits is highly dependent on the confidence the public has in the stability of the bank and its ability to return funds to the client when requested. BB&T maintains a strong focus on its reputation in the market to ensure continued access to client deposits. BB&T integrates its risk appetite into its overall risk management framework to ensure the bank does not exceed its risk tolerance through its lending and other risk taking functions and thus risk becoming undercapitalized. BB&T believes that sufficient capital is paramount to maintaining the confidence of its depositors and other funds providers. BB&T has extensive capital management processes in place to ensure it maintains sufficient capital to absorb losses and maintain a highly capitalized position that will instill confidence in the bank and allow continued access to deposits and other funding sources. Branch Bank monitors many liquidity metrics including funding concentrations, diversification, maturity distribution, contingent funding needs and ability to meet liquidity requirements under times of stress.

Branch Bank has several major sources of funding to meet its liquidity requirements, including access to capital markets through issuance of senior or subordinated bank notes and institutional CDs, access to the FHLB system, dealer repurchase agreements and repurchase agreements with commercial clients, access to the overnight and term Federal funds markets, use of a Cayman branch facility, access to retail brokered CDs and a borrower in custody program with the FRB for the discount window. At March 31, 2017, Branch Bank has approximately $80.1 billion of secured borrowing capacity, which represents approximately 15.1 times the amount of one year wholesale funding maturities.

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

Table 17
BB&T's Capital Targets

	Operating	Stressed
CET1 to risk-weighted assets	8.5%	6.0%
Tier 1 capital to risk-weighted assets	10.0	7.5
Total capital to risk-weighted assets	12.0	9.5
Leverage ratio	8.0	5.5
Tangible common equity ratio	6.0	4.0

Table 18
Capital Requirements Under Basel III

	Minimum Capital	Well-Capitalized	Minimum Capital Plus Capital Conservation Buffer			BB&T Target
			2017	2018	2019 (1)
CET1 to risk-weighted assets	4.5%	6.5%	5.750%	6.375%	7.000%	8.5%
Tier 1 capital to risk-weighted assets	6.0	8.0	7.250	7.875	8.500	10.0
Total capital to risk-weighted assets	8.0	10.0	9.250	9.875	10.500	12.0
Leverage ratio	4.0	5.0	N/A	N/A	N/A	8.0

(1)	BB&T's goal is to maintain capital levels above the 2019 requirements.

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

Table 19
Capital Ratios

(Dollars in millions, except per share data, shares in thousands)	Mar 31, 2017	Dec 31, 2016
Risk-based:
CET1	10.3%	10.2%
Tier 1	12.0	12.0
Total	14.1	14.1
Leverage capital	10.0	10.0

Non-GAAP capital measure (1):
Tangible common equity per common share	$20.33	$20.18

Calculation of tangible common equity (1):
Total shareholders' equity	$30,025	$29,926
Less:
Preferred stock	3,053	3,053
Noncontrolling interests	44	45
Intangible assets	10,436	10,492
Tangible common equity	$16,492	$16,336

Risk-weighted assets	$175,849	$176,138
Common shares outstanding at end of period	811,370	809,475

(1)
Tangible common equity and related ratios are non-GAAP measures. Management uses these measures to assess the quality of capital and believes that investors may find them useful in their analysis of the Company. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies.

The Company's estimated CET1 ratio using the Basel III standardized approach on a fully phased-in basis was 10.1% at March 31, 2017 and 10.0% at December 31, 2016. Capital levels remained strong at March 31, 2017.

BB&T declared total common dividends of $0.30 per share during the first quarter of 2017, which resulted in a dividend payout ratio of 64.0%. The Company also completed $160 million of share repurchases during the first quarter of 2017, which resulted in a total payout ratio of 106.3%.

Share Repurchase Activity

The 2015 Repurchase Plan, announced on June 25, 2015, allows for the repurchase of up to 50 million shares of the Company's common stock. Repurchases under the 2015 Repurchase Plan may be effected through open market purchases or privately negotiated transactions. The timing and exact amount of repurchases will be consistent with the Company's capital plan and subject to various factors, including the Company's capital position, liquidity, financial performance, alternative uses of capital, stock trading price and general market conditions, and may be suspended at any time. The 2015 Repurchase Plan does not have an expiration date. Shares that are repurchased pursuant to the 2015 Repurchase Plan constitute authorized but unissued shares of the Company and are therefore available for future issuances. On July 26, 2016, the Company announced that the Board of Directors authorized up to $640 million of share repurchases over a one-year period beginning with the third quarter of 2016. BB&T repurchased approximately 3.5 million shares for $160 million on the open market during the first quarter of 2017.

On December 20, 2016, the Company announced that the Board of Directors also authorized an additional $200 million of share repurchases through an accelerated share repurchase program, which resulted in the retirement of 3.4 million shares during the fourth quarter of 2016 and concluded in January 2017 with approximately 910,000 additional shares being retired. The conclusion of the accelerated share repurchase program did not impact shareholders' equity as the full cost was recognized in the fourth quarter of 2016.

Table 20
Share Repurchase Activity

(Shares in thousands)	Total Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Shares Purchased Pursuant to Publicly-Announced Plan	Maximum Remaining Number of Shares Available for Repurchase Pursuant to Publicly-Announced Plan
January 2017	3,861	$46.46	3,844	34,387
February 2017	1,616	47.46	517	33,870
March 2017	205	47.54	—	33,870
Total	5,682	46.78	4,361

(1)	Includes shares exchanged or surrendered in connection with the exercise of equity-based awards under BB&T’s equity-based compensation plans.

(2)
Excludes commissions. For the January 2017 period, the average price paid per share includes the final average price of $46.68 per share used to determine the total shares repurchased under the accelerated share repurchase program upon its conclusion in January 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to the "Commitments and Contingencies" note in the "Notes to Consolidated Financial Statements."

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in BB&T's Annual Report on Form 10-K for the year ended December 31, 2016. Additional risks and uncertainties not currently known to BB&T or that management has deemed to be immaterial also may materially adversely affect BB&T's business, financial condition, and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Refer to "Share Repurchase Activity" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section herein.

ITEM 6. EXHIBITS

10.1	Form of LTIP Award Agreement for the BB&T Corporation 2012 Incentive Plan.
10.2	Form of Performance Unit Award Agreement for the BB&T Corporation 2012 Incentive Plan.
12	Statement re: Computation of Ratios.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Definition Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BB&T CORPORATION (Registrant)

Date:	April 24, 2017	By:	/s/ Daryl N. Bible
Daryl N. Bible Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	April 24, 2017	By:	/s/ Cynthia B. Powell
Cynthia B. Powell Executive Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location

10.1*	Form of LTIP Award Agreement for the BB&T Corporation 2012 Incentive Plan.	Filed herewith.

10.2*	Form of Performance Unit Award Agreement for the BB&T Corporation 2012 Incentive Plan.	Filed herewith.

12†	Statement re: Computation of Ratios.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.
* Management compensatory plan or arrangement.
† Exhibit filed with the Securities and Exchange Commission and available upon request.