Form 10-Q
period 2017-06-30
BB&T CORP
filed 2017-07-28
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2017
Commission File Number: 1-10853
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
At June 30, 2017, 808,092,503 shares of the Registrant's common stock, $5 par value, were outstanding.

Glossary of Defined Terms
The following terms may be used throughout this Report, including the consolidated financial statements and related notes.

Term	Definition
2015 Repurchase Plan	Plan for the repurchase of up to 50 million shares of BB&T's common stock
ACL	Allowance for credit losses
Acquired from FDIC	Assets of Colonial that were formerly covered under loss sharing agreements
AFS	Available-for-sale
Agency MBS	Mortgage-backed securities issued by a U.S. government agency or GSE
ALLL	Allowance for loan and lease losses
American Coastal	American Coastal Insurance Company
AOCI	Accumulated other comprehensive income (loss)
Basel III	Global regulatory standards on bank capital adequacy and liquidity published by the BCBS
BB&T	BB&T Corporation and subsidiaries
BCBS	Basel Committee on Banking Supervision
BHC	Bank holding company
BHCA	Bank Holding Company Act of 1956, as amended
Branch Bank	Branch Banking and Trust Company
BSA/AML	Bank Secrecy Act/Anti-Money Laundering
BU	Business Unit
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CDI	Core deposit intangible assets
CEO	Chief Executive Officer
CET1	Common equity Tier 1
CFPB	Consumer Financial Protection Bureau
CMO	Collateralized mortgage obligation
Colonial	Collectively, certain assets and liabilities of Colonial Bank acquired by BB&T in 2009
Company	BB&T Corporation and subsidiaries (interchangeable with "BB&T" above)
CRA	Community Reinvestment Act of 1977
CRE	Commercial real estate
CRMC	Credit Risk Management Committee
CROC	Compliance Risk Oversight Committee
DIF	Deposit Insurance Fund administered by the FDIC
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings per common share
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FATCA	Foreign Account Tax Compliance Act
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHC	Financial Holding Company
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FINRA	Financial Industry Regulatory Authority
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
FTP	Funds transfer pricing
GAAP	Accounting principles generally accepted in the United States of America
GNMA	Government National Mortgage Association
Grandbridge	Grandbridge Real Estate Capital, LLC
GSE	U.S. government-sponsored enterprise
HFI	Held for investment
HMDA	Home Mortgage Disclosure Act
HTM	Held-to-maturity
IDI	Insured depository institution

Term	Definition
IPV	Independent price verification
IRC	Internal Revenue Code
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association, Inc.
LCR	Liquidity Coverage Ratio
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
MBS	Mortgage-backed securities
MRLCC	Market Risk, Liquidity and Capital Committee
MSR	Mortgage servicing right
MSRB	Municipal Securities Rulemaking Board
N/A	Not applicable
National Penn	National Penn Bancshares, Inc., acquired by BB&T effective April 1, 2016
NIM	Net interest margin, computed on a TE basis
NM	Not meaningful
NPA	Nonperforming asset
NPL	Nonperforming loan
NSFR	Net stable funding ratio
NYSE	NYSE Euronext, Inc.
OAS	Option adjusted spread
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
ORMC	Operational Risk Management Committee
OTTI	Other-than-temporary impairment
Parent Company	BB&T Corporation, the parent company of Branch Bank and other subsidiaries
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCI	Purchased credit impaired loans as well as assets of Colonial Bank acquired from the FDIC during 2009, which were formerly covered under loss sharing agreements
Re-REMICs	Re-securitizations of Real Estate Mortgage Investment Conduits
RMC	Risk Management Committee
RMO	Risk Management Organization
RSU	Restricted stock unit
RUFC	Reserve for unfunded lending commitments
SBIC	Small Business Investment Company
SEC	Securities and Exchange Commission
Short-Term Borrowings	Federal funds purchased, securities sold under repurchase agreements and other short-term borrowed funds with original maturities of less than one year
Simulation	Interest sensitivity simulation analysis
Susquehanna	Susquehanna Bancshares, Inc., acquired by BB&T effective August 1, 2015
Swett & Crawford	CGSC North America Holdings Corporation, acquired by BB&T effective April 1, 2016
TBA	To be announced
TDR	Troubled debt restructuring
TE	Taxable-equivalent
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
UPB	Unpaid principal balance
VaR	Value-at-risk
VIE	Variable interest entity

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
BB&T CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	June 30, 2017	December 31, 2016
Assets
Cash and due from banks	$2,201	$1,897
Interest-bearing deposits with banks	671	1,895
Federal funds sold and other cash equivalents	137	144
Restricted cash	419	488
AFS securities at fair value	26,899	26,926
HTM securities (fair value of $18,307 and $16,546 at June 30, 2017 and December 31, 2016, respectively)	18,384	16,680
LHFS at fair value	1,471	1,716
Loans and leases	143,645	143,322
ALLL	(1,485)	(1,489)
Loans and leases, net of ALLL	142,160	141,833

Premises and equipment	2,084	2,107
Goodwill	9,618	9,638
CDI and other intangible assets	782	854
MSRs at fair value	1,052	1,052
Other assets	15,314	14,046
Total assets	$221,192	$219,276

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing deposits	$53,343	$50,697
Interest-bearing deposits	103,625	109,537
Total deposits	156,968	160,234

Short-term borrowings	6,142	1,406
Long-term debt	21,738	21,965
Accounts payable and other liabilities	5,995	5,745
Total liabilities	190,843	189,350

Commitments and contingencies (Note 13)
Shareholders' equity:
Preferred stock, $5 par, liquidation preference of $25,000 per share	3,053	3,053
Common stock, $5 par	4,040	4,047
Additional paid-in capital	8,966	9,104
Retained earnings	15,321	14,809
AOCI, net of deferred income taxes	(1,073)	(1,132)
Noncontrolling interests	42	45
Total shareholders' equity	30,349	29,926
Total liabilities and shareholders' equity	$221,192	$219,276

Common shares outstanding	808,093	809,475
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	126	126
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
BB&T CORPORATION AND SUBSIDIARIES

	Three Months Ended		Six Months Ended
Unaudited	June 30,		June 30,
(Dollars in millions, except per share data, shares in thousands)	2017	2016	2017	2016
Interest Income
Interest and fees on loans and leases	$1,540	$1,509	$3,041	$2,951
Interest and dividends on securities	272	286	530	541
Interest on other earning assets	12	10	28	34
Total interest income	1,824	1,805	3,599	3,526
Interest Expense
Interest on deposits	80	64	149	128
Interest on short-term borrowings	5	3	7	5
Interest on long-term debt	104	121	199	247
Total interest expense	189	188	355	380
Net Interest Income	1,635	1,617	3,244	3,146
Provision for credit losses	135	111	283	295
Net Interest Income After Provision for Credit Losses	1,500	1,506	2,961	2,851
Noninterest Income
Insurance income	481	465	939	884
Service charges on deposits	176	166	344	320
Mortgage banking income	94	111	197	202
Investment banking and brokerage fees and commissions	105	102	196	199
Trust and investment advisory revenues	70	67	138	129
Bankcard fees and merchant discounts	75	60	134	116
Checkcard fees	54	50	105	95
Operating lease income	37	35	73	69
Income from bank-owned life insurance	32	31	61	62
FDIC loss share income, net	—	(64)	—	(124)
Other income	96	107	204	149
Securities gains (losses), net
Gross realized gains	—	—	—	45
Gross realized losses	—	—	—	—
OTTI charges	—	—	—	—
Non-credit portion recognized in OCI	—	—	—	—
Total securities gains (losses), net	—	—	—	45
Total noninterest income	1,220	1,130	2,391	2,146
Noninterest Expense
Personnel expense	1,042	1,039	2,053	1,954
Occupancy and equipment expense	198	194	391	385
Software expense	57	53	115	104
Outside IT services	39	44	88	85
Amortization of intangibles	36	42	74	74
Regulatory charges	36	32	75	62
Professional services	38	26	60	48
Loan-related expense	36	36	66	68
Merger-related and restructuring charges, net	10	92	46	115
Loss (gain) on early extinguishment of debt	—	—	392	(1)
Other expense	250	239	484	448
Total noninterest expense	1,742	1,797	3,844	3,342
Earnings
Income before income taxes	978	839	1,508	1,655
Provision for income taxes	304	252	408	498
Net income	674	587	1,100	1,157
Noncontrolling interests	(1)	3	4	9
Dividends on preferred stock	44	43	87	80
Net income available to common shareholders	$631	$541	$1,009	$1,068
Basic EPS	$0.78	$0.67	$1.25	$1.34
Diluted EPS	$0.77	$0.66	$1.23	$1.32
Cash dividends declared per share	$0.30	$0.28	$0.60	$0.55
Basic weighted average shares outstanding	808,980	814,261	809,439	797,727
Diluted weighted average shares outstanding	819,389	823,682	821,072	806,839
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
BB&T CORPORATION AND SUBSIDIARIES

	Three Months Ended		Six Months Ended
Unaudited	June 30,		June 30,
(Dollars in millions)	2017	2016	2017	2016
Net Income	$674	$587	$1,100	$1,157
OCI, net of tax:
Change in unrecognized net pension and postretirement costs	12	11	21	22
Change in unrealized net gains (losses) on cash flow hedges	(34)	(49)	(36)	(164)
Change in unrealized net gains (losses) on AFS securities	74	100	72	297
Change in FDIC's share of unrealized gains/losses on AFS securities	—	17	—	32
Other, net	—	1	2	4
Total OCI	52	80	59	191
Total comprehensive income	$726	$667	$1,159	$1,348

Income Tax Effect of Items Included in OCI:
Change in unrecognized net pension and postretirement costs	$7	$7	$14	$14
Change in unrealized net gains (losses) on cash flow hedges	(20)	(30)	(21)	(98)
Change in unrealized net gains (losses) on AFS securities	43	60	42	178
Change in FDIC's share of unrealized gains/losses on AFS securities	—	10	—	18
Other, net	—	—	—	—

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
BB&T CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, shares in thousands)	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	AOCI	Noncontrolling Interests	Total Shareholders' Equity
Balance, January 1, 2016	780,337	$2,603	$3,902	$8,365	$13,464	$(1,028)	$34	$27,340
Add (Deduct):
Net income	—	—	—	—	1,148	—	9	1,157
Net change in AOCI	—	—	—	—	—	191	—	191
Stock transactions:
Issued in business combinations	31,666	—	158	905	—	—	—	1,063
Issued in connection with equity awards, net	2,497	—	13	(22)	—	—	—	(9)
Issued in connection with preferred stock offerings	—	450						450
Cash dividends declared on common stock	—	—	—	—	(439)	—	—	(439)
Cash dividends declared on preferred stock	—	—	—	—	(80)	—	—	(80)
Equity-based compensation expense	—	—	—	65	—	—	—	65
Other, net	—	—	—	(2)	11	—	(4)	5
Balance, June 30, 2016	814,500	$3,053	$4,073	$9,311	$14,104	$(837)	$39	$29,743

Balance, January 1, 2017	809,475	$3,053	$4,047	$9,104	$14,809	$(1,132)	$45	$29,926
Add (Deduct):
Net income	—	—	—	—	1,096	—	4	1,100
Net change in AOCI	—	—	—	—	—	59	—	59
Stock transactions:
Issued in connection with equity awards, net	6,644	—	33	55	—	—	—	88
Repurchase of common stock	(8,026)	—	(40)	(280)	—	—	—	(320)
Cash dividends declared on common stock	—	—	—	—	(485)	—	—	(485)
Cash dividends declared on preferred stock	—	—	—	—	(87)	—	—	(87)
Equity-based compensation expense	—	—	—	74	—	—	—	74
Other, net	—	—	—	13	(12)	—	(7)	(6)
Balance, June 30, 2017	808,093	$3,053	$4,040	$8,966	$15,321	$(1,073)	$42	$30,349

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
BB&T CORPORATION AND SUBSIDIARIES

Unaudited	Six Months Ended June 30,
(Dollars in millions)	2017	2016
Cash Flows From Operating Activities:
Net income	$1,100	$1,157
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	283	295
Depreciation	200	195
Loss (gain) on early extinguishment of debt	392	(1)
Amortization of intangibles	74	74
Equity-based compensation expense	74	65
(Gain) loss on securities, net	—	(45)
Net change in operating assets and liabilities:
LHFS	394	(1,413)
Trading securities	(655)	595
Other assets	(556)	(438)
Accounts payable and other liabilities	179	282
Other, net	3	95
Net cash from operating activities	1,488	861

Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	224	4,480
Proceeds from maturities, calls and paydowns of AFS securities	2,531	2,466
Purchases of AFS securities	(2,599)	(6,912)
Proceeds from maturities, calls and paydowns of HTM securities	1,138	2,964
Purchases of HTM securities	(2,859)	(3,122)
Originations and purchases of loans and leases, net of principal collected	(1,049)	(1,103)
Net cash received (paid) for acquisitions and divestitures	—	(789)
Other, net	57	(38)
Net cash from investing activities	(2,557)	(2,054)

Cash Flows From Financing Activities:
Net change in deposits	(3,256)	3,499
Net change in short-term borrowings	4,736	(3,515)
Proceeds from issuance of long-term debt	4,650	3,028
Repayment of long-term debt	(5,271)	(3,008)
Net cash from common stock transactions	(232)	(9)
Net proceeds from preferred stock issued	—	450
Cash dividends paid on common stock	(485)	(439)
Cash dividends paid on preferred stock	(87)	(80)
Other, net	87	169
Net cash from financing activities	142	95
Net Change in Cash and Cash Equivalents	(927)	(1,098)
Cash and Cash Equivalents at Beginning of Period	3,936	3,711
Cash and Cash Equivalents at End of Period	$3,009	$2,613

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$347	$395
Income taxes	187	263
Noncash investing activities:
Transfers of loans to foreclosed assets	267	229
Stock issued in business combinations	—	1,063

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change include the determination of the ACL, determination of fair value for financial instruments, valuation of MSRs, goodwill, intangible assets and other purchase accounting related adjustments, benefit plan obligations and expenses, and tax assets, liabilities and expense.

Changes in Accounting Principles and Effects of New Accounting Pronouncements

Standards Adopted During Current Period - BB&T adopted the following guidance effective January 1, 2017, none of which were material to the consolidated financial statements:

Stock Compensation - eliminated the concept of additional paid-in capital pools for equity-based awards and requires that the related excess tax benefits and tax deficiencies be recognized in earnings and classified as an operating activity in the statement of cash flows. The excess tax benefit for equity-based awards that vested or were exercised during the first quarter of 2017 was $35 million. The guidance also allows entities to make a one-time policy election to account for forfeitures when they occur, which BB&T has elected to do. Additionally, to retain equity classification, the guidance permits tax withholding up to the maximum statutory tax rate instead of the minimum statutory tax rate. Cash paid in lieu of shares for tax withholding purposes is classified as a financing activity in the Statement of Cash Flows.

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

Premium Amortization on Purchased Callable Debt Securities - shortened the amortization period for the premium to the earliest call date. The amortization period for securities purchased at a discount was unaffected.

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

Revenue from Contracts with Customers - requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities, the new guidance is not expected to have a material impact on the components of the Consolidated Statement of Income most closely associated with financial instruments, including securities gains/losses and interest income. BB&T's preliminary evaluation of the impact of changes for in-scope items within noninterest income has not identified material changes. The Company continues to evaluate the related changes to disclosures that may be required. The guidance is effective for interim and annual reporting periods beginning after December 15, 2017.

Financial Instruments - requires the majority of equity investments to be measured at fair value with changes in fair value recognized in net income, excluding equity investments that are consolidated or accounted for under the equity method of accounting. The new guidance allows equity investments without readily determinable fair values to be measured at cost minus impairment, with a qualitative assessment required to identify impairment. For financial instruments recorded at amortized cost, the new guidance requires public companies to disclose all fair values using an exit price and eliminates the disclosure requirements related to measurement assumptions. The new guidance also requires separate presentation of financial assets and liabilities based on form and measurement category. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years.

Leases - requires lessees to recognize assets and liabilities related to certain operating leases on the balance sheet. The new guidance also requires additional disclosures by lessees and contains targeted changes to accounting by lessors. Upon adoption, the Company expects assets and liabilities will likely be significantly higher; however, the Company's implementation efforts are on-going, including the installation of a software solution, which will aid in determining the magnitude of the increases and its impact on the Consolidated Financial Statements. This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.

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

On April 1, 2016, BB&T purchased insurance broker Swett & Crawford from Cooper Gay Swett & Crawford for $461 million in cash.

See the Annual Report on Form 10-K for the year ended December 31, 2016 for additional information related to these transactions.

NOTE 3. Securities

	June 30, 2017
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in millions)		Gains	Losses
AFS securities:
U.S. Treasury	$3,765	$7	$63	$3,709
GSE	188	—	6	182
Agency MBS	21,024	12	467	20,569
States and political subdivisions	1,788	48	37	1,799
Non-agency MBS	418	214	—	632
Other	8	—	—	8
Total AFS securities	$27,191	$281	$573	$26,899

HTM securities:
U.S. Treasury	$1,098	$21	$—	$1,119
GSE	2,197	16	16	2,197
Agency MBS	14,979	49	150	14,878
States and political subdivisions	64	—	—	64
Other	46	3	—	49
Total HTM securities	$18,384	$89	$166	$18,307

	December 31, 2016
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in millions)		Gains	Losses
AFS securities:
U.S. Treasury	$2,669	$2	$84	$2,587
GSE	190	—	10	180
Agency MBS	21,819	13	568	21,264
States and political subdivisions	2,198	56	49	2,205
Non-agency MBS	446	233	—	679
Other	11	—	—	11
Total AFS securities	$27,333	$304	$711	$26,926

HTM securities:
U.S. Treasury	$1,098	$20	$—	$1,118
GSE	2,197	14	30	2,181
Agency MBS	13,225	40	180	13,085
States and political subdivisions	110	—	—	110
Other	50	2	—	52
Total HTM securities	$16,680	$76	$210	$16,546

Certain investments in marketable debt securities and MBS issued by FNMA and FHLMC exceeded 10% of shareholders' equity at June 30, 2017. The FNMA investments had total amortized cost and fair value of $15.3 billion and $15.0 billion, respectively. The FHLMC investments had total amortized cost and fair value of $8.7 billion and $8.5 billion, respectively.

Changes in credit losses on securities with OTTI where a portion of the unrealized loss was recognized in OCI was immaterial for all periods presented.

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected life of MBS may differ from contractual maturities because borrowers have the right to prepay the underlying mortgage loans with or without prepayment penalties.

	June 30, 2017
	AFS		HTM
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$456	$457	$—	$—
Due after one year through five years	1,825	1,832	1,798	1,824
Due after five years through ten years	2,548	2,486	1,545	1,540
Due after ten years	22,362	22,124	15,041	14,943
Total debt securities	$27,191	$26,899	$18,384	$18,307

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2017
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$2,146	$58	$130	$5	$2,276	$63
GSE	132	4	50	2	182	6
Agency MBS	13,515	253	5,438	214	18,953	467
States and political subdivisions	65	1	419	36	484	37
Total	$15,858	$316	$6,037	$257	$21,895	$573

HTM securities:
GSE	$1,531	$16	$—	$—	$1,531	$16
Agency MBS	7,206	133	695	17	7,901	150
Total	$8,737	$149	$695	$17	$9,432	$166

	December 31, 2016
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$2,014	$84	$—	$—	$2,014	$84
GSE	180	10	—	—	180	10
Agency MBS	14,842	342	5,138	226	19,980	568
States and political subdivisions	365	7	314	42	679	49
Total	$17,401	$443	$5,452	$268	$22,853	$711

HTM securities:
GSE	$1,762	$30	$—	$—	$1,762	$30
Agency MBS	7,717	178	305	2	8,022	180
Total	$9,479	$208	$305	$2	$9,784	$210

The unrealized losses on U.S. Treasury securities, GSE securities and Agency MBS were the result of increases in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans.

At June 30, 2017, the majority of the unrealized losses on states and political subdivisions securities was the result of fair value hedge basis adjustments that are a component of amortized cost. These securities in an unrealized loss position are evaluated for credit impairment through a qualitative analysis of issuer performance and the primary source of repayment. At June 30, 2017, none of these securities had credit impairment.

NOTE 4. Loans and ACL

During the first quarter of 2017, an other lending subsidiaries portfolio totaling $244 million was acquired. During the second quarter of 2017, residential mortgage loans totaling $300 million were sold, which included $40 million of nonaccrual loans and $199 million of performing TDRs.

The following tables present loans and leases HFI by aging category:

	June 30, 2017
	Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonaccrual	Total
Commercial:
Commercial and industrial	$52,266	$18	$—	$295	$52,579
CRE-income producing properties	14,815	1	—	35	14,851
CRE-construction and development	3,859	2	—	15	3,876
Dealer floor plan	1,522	—	—	—	1,522
Other lending subsidiaries	8,237	16	—	8	8,261
Retail:
Direct retail lending	11,875	54	7	65	12,001
Revolving credit	2,600	20	10	—	2,630
Residential mortgage-nonguaranteed	27,878	265	51	125	28,319
Residential mortgage-government guaranteed	414	128	350	6	898
Sales finance	10,024	57	4	5	10,090
Other lending subsidiaries	7,496	284	—	58	7,838
PCI	680	29	71	—	780
Total	$141,666	$874	$493	$612	$143,645

	December 31, 2016
	Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonaccrual	Total
Commercial:
Commercial and industrial	$51,329	$27	$—	$363	$51,719
CRE-income producing properties	14,492	6	—	40	14,538
CRE-construction and development	3,800	2	—	17	3,819
Dealer floor plan	1,413	—	—	—	1,413
Other lending subsidiaries	7,660	21	—	10	7,691
Retail:
Direct retail lending	11,963	60	6	63	12,092
Revolving credit	2,620	23	12	—	2,655
Residential mortgage-nonguaranteed	28,378	393	79	172	29,022
Residential mortgage-government guaranteed	324	132	443	—	899
Sales finance	11,179	76	6	6	11,267
Other lending subsidiaries	6,931	301	—	65	7,297
PCI	784	36	90	—	910
Total	$140,873	$1,077	$636	$736	$143,322

The following tables present the carrying amount of loans by risk rating. PCI loans are excluded because their related ALLL is determined by loan pool performance:

	June 30, 2017
(Dollars in millions)	Commercial & Industrial	CRE - Income Producing Properties	CRE - Construction & Development	Dealer Floor Plan	Other Lending Subsidiaries
Commercial:
Pass	$50,785	$14,370	$3,772	$1,522	$8,185
Special mention	372	122	53	—	26
Substandard-performing	1,127	324	36	—	42
Nonperforming	295	35	15	—	8
Total	$52,579	$14,851	$3,876	$1,522	$8,261

	Direct Retail Lending	Revolving Credit	Residential Mortgage	Sales Finance	Other Lending Subsidiaries
Retail:
Performing	$11,936	$2,630	$29,086	$10,085	$7,780
Nonperforming	65	—	131	5	58
Total	$12,001	$2,630	$29,217	$10,090	$7,838

	December 31, 2016
(Dollars in millions)	Commercial & Industrial	CRE - Income Producing Properties	CRE - Construction & Development	Dealer Floor Plan	Other Lending Subsidiaries
Commercial:
Pass	$49,921	$14,061	$3,718	$1,404	$7,604
Special mention	314	124	38	—	33
Substandard-performing	1,121	313	46	9	44
Nonperforming	363	40	17	—	10
Total	$51,719	$14,538	$3,819	$1,413	$7,691

	Direct Retail Lending	Revolving Credit	Residential Mortgage	Sales Finance	Other Lending Subsidiaries
Retail:
Performing	$12,029	$2,655	$29,749	$11,261	$7,232
Nonperforming	63	—	172	6	65
Total	$12,092	$2,655	$29,921	$11,267	$7,297

The following tables present activity in the ACL for the periods presented:

	Three Months Ended June 30, 2017
(Dollars in millions)	Beginning Balance	Charge-Offs	Recoveries	Provision (Benefit)	Ending Balance
Commercial:
Commercial and industrial	$490	$(21)	$8	$2	$479
CRE-income producing properties	116	(3)	—	27	140
CRE-construction and development	22	—	3	(2)	23
Dealer floor plan	11	(1)	—	2	12
Other lending subsidiaries	36	(5)	1	4	36
Retail:
Direct retail lending	102	(16)	7	7	100
Revolving credit	103	(19)	5	12	101
Residential mortgage-nonguaranteed	182	(19)	1	9	173
Residential mortgage-government guaranteed	41	(1)	—	(2)	38
Sales finance	42	(6)	3	—	39
Other lending subsidiaries	296	(82)	13	87	314
PCI	46	—	—	(16)	30
ALLL	1,487	(173)	41	130	1,485
RUFC	112	—	—	5	117
ACL	$1,599	$(173)	$41	$135	$1,602

	Three Months Ended June 30, 2016
(Dollars in millions)	Beginning Balance	Charge-Offs	Recoveries	Provision (Benefit)	Acquisition	Ending Balance
Commercial:
Commercial and industrial	$499	$(26)	$12	$34	$—	$519
CRE-income producing properties	125	—	1	(10)	—	116
CRE-construction and development	32	—	5	(9)	—	28
Dealer floor plan	10	—	—	—	—	10
Other lending subsidiaries	26	(4)	2	3	—	27
Retail:
Direct retail lending	103	(12)	6	8	—	105
Revolving credit	100	(16)	5	9	—	98
Residential mortgage-nonguaranteed	197	(8)	1	4	—	194
Residential mortgage-government guaranteed	24	(1)	—	7	—	30
Sales finance	39	(6)	3	—	—	36
Other lending subsidiaries	270	(69)	10	68	—	279
PCI	63	—	—	2	—	65
ALLL	1,488	(142)	45	116	—	1,507
RUFC	92	—	—	(5)	9	96
ACL	$1,580	$(142)	$45	$111	$9	$1,603

	Six Months Ended June 30, 2017
(Dollars in millions)	Beginning Balance	Charge-Offs	Recoveries	Provision (Benefit)	Ending Balance
Commercial:
Commercial and industrial	$500	$(50)	$14	$15	$479
CRE-income producing properties	117	(4)	4	23	140
CRE-construction and development	25	—	5	(7)	23
Dealer floor plan	11	(1)	—	2	12
Other lending subsidiaries	29	(10)	2	15	36
Retail:
Direct retail lending	103	(30)	13	14	100
Revolving credit	106	(40)	10	25	101
Residential mortgage-nonguaranteed	186	(30)	1	16	173
Residential mortgage-government guaranteed	41	(2)	—	(1)	38
Sales finance	38	(15)	7	9	39
Other lending subsidiaries	289	(180)	26	179	314
PCI	44	—	—	(14)	30
ALLL	1,489	(362)	82	276	1,485
RUFC	110	—	—	7	117
ACL	$1,599	$(362)	$82	$283	$1,602

	Six Months Ended June 30, 2016
(Dollars in millions)	Beginning Balance	Charge-Offs	Recoveries	Provision (Benefit)	Acquisition	Ending Balance
Commercial:
Commercial and industrial	$466	$(82)	$24	$111	$—	$519
CRE-income producing properties	135	(2)	4	(21)	—	116
CRE-construction and development	37	—	6	(15)	—	28
Dealer floor plan	8	—	—	2	—	10
Other lending subsidiaries	22	(12)	4	13	—	27
Retail:
Direct retail lending	105	(25)	13	12	—	105
Revolving credit	104	(35)	10	19	—	98
Residential mortgage-nonguaranteed	194	(15)	2	13	—	194
Residential mortgage-government guaranteed	23	(2)	—	9	—	30
Sales finance	40	(14)	6	4	—	36
Other lending subsidiaries	265	(153)	20	147	—	279
PCI	61	—	—	4	—	65
ALLL	1,460	(340)	89	298	—	1,507
RUFC	90	—	—	(3)	9	96
ACL	$1,550	$(340)	$89	$295	$9	$1,603

The following table provides a summary of loans that are collectively evaluated for impairment:

	June 30, 2017		December 31, 2016
(Dollars in millions)	Recorded Investment	Related ALLL	Recorded Investment	Related ALLL
Commercial:
Commercial and industrial	$52,194	$450	$51,253	$463
CRE-income producing properties	14,774	135	14,455	112
CRE-construction and development	3,849	20	3,787	21
Dealer floor plan	1,522	12	1,413	11
Other lending subsidiaries	8,251	35	7,678	28
Retail:
Direct retail lending	11,922	91	12,011	93
Revolving credit	2,601	90	2,626	95
Residential mortgage-nonguaranteed	27,904	137	28,488	136
Residential mortgage-government guaranteed	499	7	466	8
Sales finance	10,075	38	11,251	37
Other lending subsidiaries	7,592	271	7,057	249
PCI	780	30	910	44
Total	$141,963	$1,316	$141,395	$1,297

The following tables set forth certain information regarding impaired loans, excluding PCI and LHFS, that were individually evaluated for impairment:

Six Months Ended June 30, 2017	Recorded Investment	UPB	Related ALLL	Average Recorded Investment	Interest Income Recognized
(Dollars in millions)
With no related ALLL recorded:
Commercial:
Commercial and industrial	$174	$202	$—	$190	$—
CRE-income producing properties	21	26	—	28	—
CRE-construction and development	10	11	—	12	—
Dealer floor plan	—	—	—	5	—
Other lending subsidiaries	3	4	—	3	—
Retail:
Direct retail lending	19	43	—	14	—
Residential mortgage-nonguaranteed	94	133	—	104	2
Residential mortgage-government guaranteed	3	4	—	3	—
Sales finance	1	2	—	1	—
Other lending subsidiaries	4	9	—	4	—
With an ALLL recorded:
Commercial:
Commercial and industrial	211	216	29	253	3
CRE-income producing properties	56	56	5	56	1
CRE-construction and development	17	17	3	19	—
Dealer floor plan	—	—	—	—	—
Other lending subsidiaries	7	8	1	7	—
Retail:
Direct retail lending	60	61	9	66	2
Revolving credit	29	29	11	29	—
Residential mortgage-nonguaranteed	321	329	36	448	10
Residential mortgage-government guaranteed	396	396	31	414	8
Sales finance	14	14	1	14	—
Other lending subsidiaries	242	244	43	241	19
Total	$1,682	$1,804	$169	$1,911	$45

As of / For The Year Ended December 31, 2016	Recorded Investment	UPB	Related ALLL	Average Recorded Investment	Interest Income Recognized
(Dollars in millions)
With no related ALLL recorded:
Commercial:
Commercial and industrial	$201	$225	$—	$217	$1
CRE-income producing properties	25	27	—	16	—
CRE-construction and development	10	11	—	8	—
Dealer floor plan	—	—	—	—	—
Other lending subsidiaries	4	6	—	6	—
Retail:
Direct retail lending	13	38	—	12	1
Residential mortgage-nonguaranteed	94	141	—	97	4
Residential mortgage-government guaranteed	3	3	—	3	—
Sales finance	1	2	—	1	—
Other lending subsidiaries	4	9	—	4	—
With an ALLL recorded:
Commercial:
Commercial and industrial	265	269	37	259	5
CRE-income producing properties	58	61	5	68	2
CRE-construction and development	22	22	4	22	1
Dealer floor plan	—	—	—	—	—
Other lending subsidiaries	9	9	1	5	—
Retail:
Direct retail lending	68	69	10	71	4
Revolving credit	29	29	11	31	1
Residential mortgage-nonguaranteed	440	451	50	383	16
Residential mortgage-government guaranteed	430	431	33	360	14
Sales finance	15	15	1	16	1
Other lending subsidiaries	236	239	40	206	32
Total	$1,927	$2,057	$192	$1,785	$82

Trial modifications are excluded from the following disclosures because the specific types and amounts of concessions offered to borrowers frequently change between the trial modification and the permanent modification. The following table presents a summary of TDRs, all of which are considered impaired:

(Dollars in millions)	Jun 30, 2017	Dec 31, 2016
Performing TDRs:
Commercial:
Commercial and industrial	$48	$55
CRE-income producing properties	15	16
CRE-construction and development	9	9
Direct retail lending	63	67
Revolving credit	29	29
Residential mortgage-nonguaranteed	199	332
Residential mortgage-government guaranteed	386	420
Sales finance	14	16
Other lending subsidiaries	232	226
Total performing TDRs	995	1,170
Nonperforming TDRs (also included in NPL disclosures)	211	183
Total TDRs	$1,206	$1,353
ALLL attributable to TDRs	$135	$146

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

	Three Months Ended June 30,
	2017			2016
	Types of Modifications		Impact To ALLL	Types of Modifications		Impact To ALLL
(Dollars in millions)	Rate	Structure		Rate	Structure
Commercial:
Commercial and industrial	$45	$37	$1	$33	$14	$1
CRE-income producing properties	6	3	—	3	1	—
CRE-construction and development	5	1	1	1	3	—

Retail:
Direct retail lending	2	1	—	4	—	—
Revolving credit	4	—	1	4	—	1
Residential mortgage-nonguaranteed	48	6	7	21	6	2
Residential mortgage-government guaranteed	72	—	3	69	—	3
Sales finance	—	2	—	—	1	—
Other lending subsidiaries	37	—	4	42	—	5

	Six Months Ended June 30,
	2017			2016
	Types of Modifications		Impact To ALLL	Types of Modifications		Impact To ALLL
(Dollars in millions)	Rate	Structure		Rate	Structure
Commercial:
Commercial and industrial	$70	$75	$2	$95	$23	$2
CRE-income producing properties	11	4	—	11	8	—
CRE-construction and development	8	4	1	4	3	—

Retail:
Direct retail lending	6	2	—	8	1	—
Revolving credit	10	—	2	9	—	2
Residential mortgage-nonguaranteed	95	12	10	38	14	3
Residential mortgage-government guaranteed	170	—	6	108	—	5
Sales finance	—	4	—	—	3	—
Other lending subsidiaries	78	—	8	74	—	10

Charge-offs and forgiveness of principal and interest for TDRs were immaterial for all periods presented.

The pre-default balance for modifications that had been classified as TDRs during the previous 12 months that experienced a payment default was $17 million and $16 million for the three months ended June 30, 2017 and 2016, respectively, and $45 million and $33 million for the six months ended June 30, 2017 and 2016, respectively. Payment default is defined as movement of the TDR to nonaccrual status, foreclosure or charge-off, whichever occurs first.

Information about PCI loans is presented in the following table:

	Six Months Ended June 30, 2017		Year Ended December 31, 2016
(Dollars in millions)	Purchased Impaired	Purchased Nonimpaired	Purchased Impaired	Purchased Nonimpaired
Accretable yield at beginning of period	$253	$155	$189	$176
Additions	—	—	36	—
Accretion	(48)	(31)	(134)	(73)
Other, net	20	22	162	52
Accretable yield at end of period	$225	$146	$253	$155

Carrying value at end of period	$519	$261	$614	$296
Outstanding UPB at end of period	778	364	910	423

The following table presents additional information about loans and leases:

(Dollars in millions)	Jun 30, 2017	Dec 31, 2016
Unearned income, discounts and net deferred loan fees and costs, excluding PCI	$170	$265
Residential mortgage loans in process of foreclosure	324	366

NOTE 5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill attributable to operating segments are reflected in the table below:

(Dollars in millions)	Community Banking	Residential Mortgage Banking	Dealer Financial Services	Specialized Lending	Insurance Holdings	Financial Services	Total
Goodwill, January 1, 2017	$7,032	$416	$111	$113	$1,752	$214	$9,638
Adjustments	(12)	6	—	(9)	(5)	—	(20)
Goodwill, June 30, 2017	$7,020	$422	$111	$104	$1,747	$214	$9,618

The adjustments to goodwill were primarily the result of finalizing the purchase price allocation for National Penn and Swett & Crawford.

The following table presents information for identifiable intangible assets subject to amortization:

	June 30, 2017			December 31, 2016
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
CDI	$970	$(744)	$226	$970	$(710)	$260
Other, primarily customer relationship intangibles	1,417	(861)	556	1,415	(821)	594
Total	$2,387	$(1,605)	$782	$2,385	$(1,531)	$854

NOTE 6. Loan Servicing

Residential Mortgage Banking Activities

The following tables summarize residential mortgage banking activities:

(Dollars in millions)	Jun 30, 2017	Dec 31, 2016
UPB of residential mortgage and home equity loan servicing portfolio	$120,173	$121,639
UPB of residential mortgage loans serviced for others (primarily agency conforming fixed rate)	90,106	90,325
Mortgage loans sold with recourse	535	578
Maximum recourse exposure from mortgage loans sold with recourse liability	268	282
Indemnification, recourse and repurchase reserves	39	40

	As of / For The Six Months Ended June 30,
(Dollars in millions)	2017	2016
UPB of residential mortgage loans sold from LHFS	$6,309	$6,183
Pre-tax gains recognized on mortgage loans sold and held for sale	65	59
Servicing fees recognized from mortgage loans serviced for others	133	134
Approximate weighted average servicing fee on the outstanding balance of residential mortgage loans serviced for others	0.28%	0.28%
Weighted average interest rate on mortgage loans serviced for others	4.00	4.09

	Six Months Ended June 30,
(Dollars in millions)	2017	2016
Residential MSRs, carrying value, beginning of period	$915	$880
Additions	63	56
Change in fair value due to changes in valuation inputs or assumptions:
Prepayment speeds	(45)	(209)
OAS	42	9
Servicing costs	9	2
Realization of expected net servicing cash flows, passage of time and other	(69)	(69)
Residential MSRs, carrying value, end of period	$915	$669

Gains (losses) on derivative financial instruments used to mitigate the income statement effect of changes in residential MSR fair value	$3	$220

The sensitivity of the fair value of the residential MSRs to changes in key assumptions is included in the accompanying table:

	June 30, 2017			December 31, 2016
	Range		Weighted Average	Range		Weighted Average
(Dollars in millions)	Min	Max		Min	Max
Prepayment speed	8.7%	9.7%	9.5%	7.5%	8.4%	8.1%
Effect on fair value of a 10% increase			$(31)			$(28)
Effect on fair value of a 20% increase			(60)			(54)

OAS	8.5%	9.3%	8.7%	9.8%	10.2%	10.0%
Effect on fair value of a 10% increase			$(28)			$(33)
Effect on fair value of a 20% increase			(55)			(64)

Composition of loans serviced for others:
Fixed-rate residential mortgage loans			99.1%			99.1%
Adjustable-rate residential mortgage loans			0.9			0.9
Total			100.0%			100.0%

Weighted average life			6.5 years			7.0 years

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

Commercial Mortgage Banking Activities

The following table summarizes commercial mortgage banking activities for the periods presented:

(Dollars in millions)	Jun 30, 2017	Dec 31, 2016
UPB of CRE mortgages serviced for others	$28,999	$29,333
CRE mortgages serviced for others covered by recourse provisions	4,267	4,240
Maximum recourse exposure from CRE mortgages sold with recourse liability	1,242	1,272
Recorded reserves related to recourse exposure	5	7
CRE mortgages originated during the year-to-date period	3,217	7,145
Commercial MSRs at fair value	137	137

NOTE 7. Deposits

A summary of deposits is presented in the accompanying table:

(Dollars in millions)	Jun 30, 2017	Dec 31, 2016
Noninterest-bearing deposits	$53,343	$50,697
Interest checking	27,966	30,263
Money market and savings	61,671	64,883
Time deposits	13,988	14,391
Total deposits	$156,968	$160,234

Time deposits $100,000 and greater	$5,662	$5,394
Time deposits $250,000 and greater	2,845	2,179

NOTE 8. Long-Term Debt

The following table reflects the carrying amounts at June 30, 2017 and December 31, 2016, and the related maturity dates, contractual rates and effective interest rates at June 30, 2017:

				Stated Rate		Effective Rate
(Dollars in millions)	Maturity			Min	Max		Jun 30, 2017	Dec 31, 2016
BB&T Corporation
Fixed rate senior notes	2017	to	2024	1.45%	6.85%	2.50%	$7,838	$7,600
Floating rate senior notes	2018		2022	1.80	2.11	1.92	2,247	1,898
Fixed rate subordinated notes	2019		2022	3.95	5.25	1.66	954	1,338
Branch Bank
Fixed rate senior notes	2017		2022	1.35	2.85	2.17	5,594	4,209
Floating rate senior notes	2019		2020	1.61	1.70	1.70	849	250
Fixed rate subordinated notes	2025		2026	3.63	3.80	3.45	2,141	2,138
Floating rate subordinated notes				—	—	—	—	262
FHLB advances (4.7 years weighted average maturity at June 30, 2017)	2017		2034	—	6.38	1.27	1,948	4,118
Other long-term debt							167	152
Total long-term debt							$21,738	$21,965

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

NOTE 9. Shareholders' Equity

On July 20, 2017, BB&T entered into an accelerated share repurchase agreement for $920 million of BB&T’s common stock, which is expected to be completed in the third quarter of 2017. The number of shares repurchased under the agreement will be based on the volume weighted average share price of the Company's common stock during the term of the transaction.

The activity relating to restricted shares/units during the period is presented in the following table:

(Shares in thousands)	Restricted Shares/Units	Wtd. Avg. Grant Date Fair Value
Nonvested at January 1, 2017	13,516	$29.39
Granted	3,889	42.89
Vested	(3,746)	27.05
Forfeited	(205)	32.91
Nonvested at June 30, 2017	13,454	33.89
Expected to vest at June 30, 2017	12,468	33.89

NOTE 10. AOCI

	Three Months Ended June 30, 2017
(Dollars in millions)	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	Other, net	Total
AOCI balance, April 1, 2017	$(755)	$(94)	$(261)	$(15)	$(1,125)
OCI before reclassifications, net of tax	1	(30)	81	1	53
Amounts reclassified from AOCI:
Personnel expense	18	—	—	—	18
Interest income	—	—	(12)	(1)	(13)
Interest expense	—	(6)	—	—	(6)
Securities (gains) losses, net	—	—	—	—	—
Total before income taxes	18	(6)	(12)	(1)	(1)
Less: Income taxes	7	(2)	(5)	—	—
Net of income taxes	11	(4)	(7)	(1)	(1)
Net change in AOCI	12	(34)	74	—	52
AOCI balance, June 30, 2017	$(743)	$(128)	$(187)	$(15)	$(1,073)

	Three Months Ended June 30, 2016
(Dollars in millions)	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total
AOCI balance, April 1, 2016	$(712)	$(198)	$163	$(154)	$(16)	$(917)
OCI before reclassifications, net of tax	1	(51)	110	6	1	67
Amounts reclassified from AOCI:
Personnel expense	16	—	—	—	—	16
Interest income	—	—	(16)	—	—	(16)
Interest expense	—	4	—	—	—	4
FDIC loss share income, net	—	—	—	17	—	17
Securities (gains) losses, net	—	—	—	—	—	—
Total before income taxes	16	4	(16)	17	—	21
Less: Income taxes	6	2	(6)	6	—	8
Net of income taxes	10	2	(10)	11	—	13
Net change in AOCI	11	(49)	100	17	1	80
AOCI balance, June 30, 2016	$(701)	$(247)	$263	$(137)	$(15)	$(837)

	Six Months Ended June 30, 2017
(Dollars in millions)	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	Other, net	Total
AOCI balance, January 1, 2017	$(764)	$(92)	$(259)	$(17)	$(1,132)
OCI before reclassifications, net of tax	(1)	(27)	80	2	54
Amounts reclassified from AOCI:
Personnel expense	35	—	—	—	35
Interest income	—	—	(13)	—	(13)
Interest expense	—	(14)	—	—	(14)
Securities (gains) losses, net	—	—	—	—	—
Total before income taxes	35	(14)	(13)	—	8
Less: Income taxes	13	(5)	(5)	—	3
Net of income taxes	22	(9)	(8)	—	5
Net change in AOCI	21	(36)	72	2	59
AOCI balance, June 30, 2017	$(743)	$(128)	$(187)	$(15)	$(1,073)

	Six Months Ended June 30, 2016
(Dollars in millions)	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total
AOCI balance, January 1, 2016	$(723)	$(83)	$(34)	$(169)	$(19)	$(1,028)
OCI before reclassifications, net of tax	1	(177)	352	11	3	190
Amounts reclassified from AOCI:
Personnel expense	33	—	—	—	—	33
Interest income	—	—	(43)	—	1	(42)
Interest expense	—	21	—	—	—	21
FDIC loss share income, net	—	—	—	33	—	33
Securities (gains) losses, net	—	—	(45)	—	—	(45)
Total before income taxes	33	21	(88)	33	1	—
Less: Income taxes	12	8	(33)	12	—	(1)
Net of income taxes	21	13	(55)	21	1	1
Net change in AOCI	22	(164)	297	32	4	191
AOCI balance, June 30, 2016	$(701)	$(247)	$263	$(137)	$(15)	$(837)

NOTE 11. Income Taxes

The effective tax rates for the three months ended June 30, 2017 and 2016 were 31.1% and 30.0%, respectively.

The effective tax rates for the six months ended June 30, 2017 and 2016 were 27.1% and 30.1%, respectively. The effective tax rate for the six months ended June 30, 2017 was lower than the corresponding period in 2016 primarily due to the excess tax benefits from equity-based compensation plans and the tax benefits associated with using the marginal income tax rate for the loss on the early extinguishment of debt.

NOTE 12. Benefit Plans

	Three Months Ended June 30,
	Qualified Plans		Nonqualified Plans
(Dollars in millions)	2017	2016	2017	2016
Service cost	$49	$44	$4	$3
Interest cost	43	41	4	4
Estimated return on plan assets	(92)	(81)	—	—
Amortization and other	16	16	3	3
Net periodic benefit cost	$16	$20	$11	$10

	Six Months Ended June 30,
	Qualified Plans		Nonqualified Plans
(Dollars in millions)	2017	2016	2017	2016
Service cost	$98	$86	$7	$6
Interest cost	87	81	9	9
Estimated return on plan assets	(185)	(162)	—	—
Amortization and other	33	33	6	6
Net periodic benefit cost	$33	$38	$22	$21

BB&T makes contributions to the qualified pension plans in amounts between the minimum required for funding and the maximum deductible for federal income tax purposes. Discretionary contributions totaling $260 million were made during the six months ended June 30, 2017. There are no required contributions for the remainder of 2017, though BB&T may elect to make additional discretionary contributions.

NOTE 13. Commitments and Contingencies

(Dollars in millions)	Jun 30, 2017	Dec 31, 2016
Letters of credit	$2,717	$2,786
Carrying amount of the liability for letters of credit	23	27

Investments in affordable housing and historic building rehabilitation projects:
Carrying amount	1,934	1,719
Amount of future funding commitments included in carrying amount	911	738
Lending exposure	575	495
Tax credits subject to recapture	428	413

Private equity investments	407	362
Future funding commitments to private equity investments	139	197

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

(Dollars in millions)	Jun 30, 2017	Dec 31, 2016
Pledged securities	$16,316	$15,549
Pledged loans	73,720	75,015

NOTE 14. Fair Value Disclosures

Accounting standards define fair value as the exchange price that would be received on the measurement date to sell an asset or the price paid to transfer a liability in the principal or most advantageous market available to the entity in an orderly transaction between market participants, with a three level valuation input hierarchy.

The following tables present fair value information for assets and liabilities measured at fair value on a recurring basis:

	June 30, 2017
(Dollars in millions)	Total	Level 1	Level 2	Level 3
Assets:
Trading securities	$1,403	$345	$1,058	$—
AFS securities:
U.S. Treasury	3,709	—	3,709	—
GSE	182	—	182	—
Agency MBS	20,569	—	20,569	—
States and political subdivisions	1,799	—	1,799	—
Non-agency MBS	632	—	158	474
Other	8	5	3	—
LHFS	1,471	—	1,471	—
MSRs	1,052	—	—	1,052
Derivative assets:
Interest rate contracts	613	—	604	9
Foreign exchange contracts	3	—	3	—
Private equity investments	394	—	—	394
Total assets	$31,835	$350	$29,556	$1,929

Liabilities:
Derivative liabilities:
Interest rate contracts	$794	$—	$788	$6
Foreign exchange contracts	9	—	9	—
Securities sold short	127	—	127	—
Total liabilities	$930	$—	$924	$6

	December 31, 2016
(Dollars in millions)	Total	Level 1	Level 2	Level 3
Assets:
Trading securities	$748	$324	$424	$—
AFS securities:
U.S. Treasury	2,587	—	2,587	—
GSE	180	—	180	—
Agency MBS	21,264	—	21,264	—
States and political subdivisions	2,205	—	2,205	—
Non-agency MBS	679	—	172	507
Other	11	8	3	—
LHFS	1,716	—	1,716	—
MSRs	1,052	—	—	1,052
Derivative assets:
Interest rate contracts	814	—	807	7
Foreign exchange contracts	8	—	8	—
Private equity investments	362	—	—	362
Total assets	$31,626	$332	$29,366	$1,928

Liabilities:
Derivative liabilities:
Interest rate contracts	$998	$—	$978	$20
Foreign exchange contracts	5	—	5	—
Securities sold short	137	—	137	—
Total liabilities	$1,140	$—	$1,120	$20

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

The following tables summarize activity for Level 3 assets and liabilities:

	Three Months Ended June 30, 2017
(Dollars in millions)	Non-agency MBS	MSRs	Net Derivatives	Private Equity Investments
Balance at April 1, 2017	$480	$1,088	$10	$400
Total realized and unrealized gains (losses):
Included in earnings (1)	14	(17)	23	—
Included in unrealized net holding gains (losses) in OCI	(2)	—	—	—
Purchases	—	—	—	7
Issuances	—	25	9	—
Sales	—	—	—	(12)
Settlements	(18)	(44)	(39)	(1)
Balance at June 30, 2017	$474	$1,052	$3	$394

Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2017	$14	$(19)	$4	$(1)

	Three Months Ended June 30, 2016
(Dollars in millions)	Non-agency MBS	MSRs	Net Derivatives	Private Equity Investments
Balance at April 1, 2016	$600	$860	$21	$301
Total realized and unrealized gains (losses):
Included in earnings (1)	17	(69)	24	—
Included in unrealized net holding gains (losses) in OCI	(25)	—	—	—
Purchases	—	—	—	55
Issuances	—	34	23	—
Settlements	(33)	(40)	(35)	(3)
Balance at June 30, 2016	$559	$785	$33	$353

Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2016	$17	$(69)	$33	$(2)

	Six Months Ended June 30, 2017
(Dollars in millions)	Non-agency MBS	MSRs	Net Derivatives	Private Equity Investments
Balance at January 1, 2017	$507	1,052	$(13)	$362
Total realized and unrealized gains (losses):
Included in earnings (1)	23	20	19	5
Included in unrealized net holding gains (losses) in OCI	(20)	—	—	—
Purchases	—	—	—	75
Issuances	—	63	24	—
Sales	—	—	—	(30)
Settlements	(36)	(83)	(27)	(5)
Transfers out of Level 3	—	—	—	(13)
Balance at June 30, 2017	$474	$1,052	$3	$394

Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2017	$22	$20	$4	$1

	Six Months Ended June 30, 2016
(Dollars in millions)	Non-agency MBS	MSRs	Net Derivatives	Private Equity Investments
Balance at January 1, 2016	$626	$880	$4	$289
Total realized and unrealized gains (losses):
Included in earnings (1)	32	(196)	56	3
Included in unrealized net holding gains (losses) in OCI	(45)	—	—	—
Purchases	—	—	—	74
Issuances	—	56	63	—
Sales	—	—	—	(8)
Settlements	(54)	(78)	(90)	(5)
Adoption of fair value option for commercial MSRs	—	123	—	—
Balance at June 30, 2016	$559	$785	$33	$353

Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2016	$32	$(196)	$33	$—

(1)
Amounts related to non-agency MBS are included in interest income, amounts related to MSRs and net derivatives are included in mortgage banking income and amounts related to private equity investments are included in other income in the Consolidated Statements of Income.

BB&T’s policy is to recognize transfers between levels as of the end of a reporting period.

The non-agency MBS categorized as Level 3 represent ownership interest in various tranches of Re-REMIC trusts. These securities are valued at a discount, which is unobservable in the market, to the fair value of the underlying securities owned by the trusts. The Re-REMIC tranches do not have an active market and therefore are categorized as Level 3. At June 30, 2017, the fair value of Re-REMIC non-agency MBS represented a discount of 17.4% to the fair value of the underlying securities owned by the Re-REMIC trusts.

The majority of private equity investments are in SBIC qualified funds, which primarily focus on equity and subordinated debt investments in privately-held middle market companies. The majority of these VIE investments are not redeemable and distributions are received as the underlying assets of the funds liquidate. The timing of distributions, which are expected to occur on various dates through 2026, is uncertain and dependent on various events such as recapitalizations, refinance transactions and ownership changes among others. Excluding the investment of future funds, BB&T estimates these investments have a weighted average remaining life of approximately three years; however, the timing and amount of distributions may vary significantly. As of June 30, 2017, restrictions on the ability to sell the investments include, but are not limited to, consent of a majority member or general partner approval for transfer of ownership. These investments are spread over numerous privately-held middle market companies, and thus the sensitivity to a change in fair value for any single investment is limited. The significant unobservable inputs for these investments are EBITDA multiples that ranged from 5x to 13x, with a weighted average of 8x, at June 30, 2017.

The following table details the fair value and UPB of LHFS that were elected to be carried at fair value:

	June 30, 2017			December 31, 2016
(Dollars in millions)	Fair Value	Aggregate UPB	Difference	Fair Value	Aggregate UPB	Difference
LHFS reported at fair value	$1,471	$1,450	$21	$1,716	$1,736	$(20)

Excluding government guaranteed, LHFS that were in nonaccrual status or 90 days or more past due and still accruing interest were not material at June 30, 2017.

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

	June 30, 2017			June 30, 2016
		Valuation Adjustments			Valuation Adjustments
(Dollars in millions)	Carrying Value	Three Months Ended	Six Months Ended	Carrying Value	Three Months Ended	Six Months Ended
Impaired loans	$190	$(6)	$(14)	$358	$(16)	$(54)
Foreclosed real estate	48	(60)	(126)	53	(44)	(98)

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

Financial assets and liabilities not recorded at fair value are summarized below:

	June 30, 2017
(Dollars in millions)	Carrying Amount	Total Fair Value	Level 2	Level 3
Financial assets:
HTM securities	$18,384	$18,307	$18,307	$—
Loans and leases HFI, net of ALLL	142,160	142,081	—	142,081

Financial liabilities:
Deposits	156,968	157,092	157,092	—
Long-term debt	21,738	21,965	21,965	—

	December 31, 2016
(Dollars in millions)	Carrying Amount	Total Fair Value	Level 2	Level 3
Financial assets:
HTM securities	$16,680	$16,546	$16,546	$—
Loans and leases HFI, net of ALLL	141,833	142,044	—	142,044

Financial liabilities:
Deposits	160,234	160,403	160,403	—
Long-term debt	21,965	22,423	22,423	—

The following is a summary of selected information pertaining to off-balance sheet financial instruments:

	June 30, 2017		December 31, 2016
(Dollars in millions)	Notional/Contract Amount	Fair Value	Notional/Contract Amount	Fair Value
Commitments to extend, originate or purchase credit	$66,419	$284	$64,395	$250
Residential mortgage loans sold with recourse	535	6	578	7
Other loans sold with recourse	4,267	5	4,240	7
Letters of credit	2,717	23	2,786	27

NOTE 15. Derivative Financial Instruments

The following table presents the notional amount and estimated fair value of derivative instruments:

		June 30, 2017			December 31, 2016
	Hedged Item or Transaction	Notional Amount	Fair Value		Notional Amount	Fair Value
(Dollars in millions)			Gain	Loss		Gain	Loss
Cash flow hedges:
Interest rate contracts:
Pay fixed swaps	3 mo. LIBOR funding	$6,800	$—	$(220)	$7,050	$—	$(187)

Fair value hedges:
Interest rate contracts:
Receive fixed swaps	Long-term debt	13,226	166	(94)	12,099	202	(100)
Options	Long-term debt	5,337	—	(1)	2,790	—	(1)
Pay fixed swaps	Commercial loans	371	3	(1)	346	4	(2)
Pay fixed swaps	Municipal securities	231	—	(82)	231	—	(83)
Total		19,165	169	(178)	15,466	206	(186)

Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Receive fixed swaps		10,597	209	(38)	9,989	235	(44)
Pay fixed swaps		10,703	37	(226)	10,263	43	(252)
Other swaps		1,033	2	(3)	1,086	2	(5)
Other		654	1	(1)	709	2	(2)
Forward commitments		6,695	11	(8)	5,972	29	(28)
Foreign exchange contracts		594	3	(9)	669	8	(5)
Total		30,276	263	(285)	28,688	319	(336)

Mortgage banking:
Interest rate contracts:
Interest rate lock commitments		1,914	9	(6)	2,219	7	(20)
When issued securities, forward rate agreements and forward commitments		3,025	16	(8)	3,657	51	(14)
Other		447	2	—	449	2	(1)
Total		5,386	27	(14)	6,325	60	(35)

MSRs:
Interest rate contracts:
Receive fixed swaps		4,286	50	(58)	5,034	18	(236)
Pay fixed swaps		4,245	7	(40)	3,768	56	(7)
Options		4,865	99	(2)	5,710	160	(8)
When issued securities, forward rate agreements and forward commitments		2,805	1	(6)	3,210	3	(8)
Other		1,081	—	—	—	—	—
Total		17,282	157	(106)	17,722	237	(259)
Total derivatives not designated as hedges		52,944	447	(405)	52,735	616	(630)
Total derivatives		$78,909	616	(803)	$75,251	822	(1,003)

Gross amounts not offset in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements not offset due to policy election			(355)	355		(443)	443
Cash collateral (received) posted			(69)	384		(119)	450
Net amount			$192	$(64)		$260	$(110)

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

No portion of the change in fair value of derivatives designated as hedges has been excluded from effectiveness testing. The ineffective portion was immaterial for all periods presented. The following tables present the effective portion of hedging derivative instruments on the consolidated statements of income:

	Three Months Ended June 30,
	Pre-tax Gain (Loss) Recognized in OCI		Location of Amounts Reclassified from AOCI into Income	Pre-tax Gain (Loss) Reclassified from AOCI into Income

(Dollars in millions)	2017	2016		2017	2016
Cash flow hedges:
Interest rate contracts	$(47)	$(83)	Total interest expense	$6	$(4)

				Pre-tax Gain (Loss) Recognized in Income
			Location of Amounts Recognized in Income
				2017	2016
Fair value hedges:
Interest rate contracts			Total interest income	$(5)	$(4)
Interest rate contracts			Total interest expense	42	59
Total				$37	$55

Not designated as hedges:
Client-related and other risk management:
Interest rate contracts			Other noninterest income	$16	$9
Foreign exchange contracts			Other noninterest income	(3)	13
Mortgage banking:
Interest rate contracts			Mortgage banking income	10	(13)
MSRs:
Interest rate contracts			Mortgage banking income	23	86
Total				$46	$95

	Six Months Ended June 30,
	Pre-tax Gain (Loss) Recognized in OCI		Location of Amounts Reclassified from AOCI into Income	Pre-tax Gain (Loss) Reclassified from AOCI into Income

(Dollars in millions)	2017	2016		2017	2016
Cash Flow Hedges:
Interest rate contracts	$(43)	$(283)	Total interest expense	$14	$(21)

				Pre-tax Gain (Loss) Recognized in Income
			Location of Amounts Recognized in Income
				2017	2016
Fair Value Hedges:
Interest rate contracts			Total interest income	$(9)	$(8)
Interest rate contracts			Total interest expense	88	119
Total				$79	$111

Not Designated as Hedges:
Client-related and other risk management:
Interest rate contracts			Other noninterest income	$27	$8
Foreign exchange contracts			Other noninterest income	(5)	5
Mortgage Banking:
Interest rate contracts			Mortgage banking income	(5)	(19)
MSRs:
Interest rate contracts			Mortgage banking income	3	229
Total				$20	$223

The following table provides a summary of derivative strategies and the related accounting treatment:

	Cash Flow Hedges	Fair Value Hedges	Derivatives Not Designated as Hedges
Risk exposure	Variability in cash flows of interest payments on floating rate business loans, overnight funding and various LIBOR funding instruments.	Changes in value on fixed rate long-term debt, CDs, FHLB advances, loans and state and political subdivision securities due to changes in interest rates.
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
Not applicable
Treatment if transaction is no longer probable of occurring during forecast period or within a short period thereafter	Hedge accounting is ceased and any gain or loss in AOCI is reported in earnings immediately.	Not applicable	Not applicable

The following table presents information about BB&T's cash flow and fair value hedges:

(Dollars in millions)	Jun 30, 2017	Dec 31, 2016
Cash flow hedges:
Net unrecognized after-tax loss on active hedges recorded in AOCI	$(139)	$(118)
Net unrecognized after-tax gain on terminated hedges recorded in AOCI (to be recognized in earnings through 2022)	10	26
Estimated portion of net after-tax gain (loss) on active and terminated hedges to be reclassified from AOCI into earnings during the next 12 months	(36)	(4)
Maximum time period over which BB&T has hedged a portion of the variability in future cash flows for forecasted transactions excluding those transactions relating to the payment of variable interest on existing instruments
	5 years	6 years
Fair value hedges:
Unrecognized pre-tax net gain on terminated hedges (to be recognized as interest primarily through 2019)	$155	$169
Portion of pre-tax net gain on terminated hedges to be recognized as a change in interest during the next 12 months	50	56

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

(Dollars in millions)	Jun 30, 2017	Dec 31, 2016
Dealer Counterparties:
Cash collateral received from dealer counterparties	$69	$123
Derivatives in a net gain position secured by that collateral	71	123
Unsecured positions in a net gain with dealer counterparties after collateral postings	2	4

Cash collateral posted to dealer counterparties	153	138
Derivatives in a net loss position secured by that collateral	153	144

Additional collateral that would have been posted had BB&T's credit ratings dropped below investment grade	2	8

Central Clearing Parties:
Cash collateral, including initial margin, posted to central clearing parties	238	313
Derivatives in a net loss position secured by that collateral	238	318
Securities pledged to central clearing parties	108	119

NOTE 16. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share data, shares in thousands)	2017	2016	2017	2016
Net income available to common shareholders	$631	$541	$1,009	$1,068

Weighted average number of common shares	808,980	814,261	809,439	797,727
Effect of dilutive outstanding equity-based awards	10,409	9,421	11,633	9,112
Weighted average number of diluted common shares	819,389	823,682	821,072	806,839

Basic EPS	$0.78	$0.67	$1.25	$1.34

Diluted EPS	$0.77	$0.66	$1.23	$1.32

Anti-dilutive awards	187	5,755	297	9,958

NOTE 17. Operating Segments

The financial information related to National Penn's operations was included in the Other, Treasury & Corporate segment from the date of acquisition until the systems conversion, which occurred during July 2016. The majority of National Penn's operations are now included in Community Banking.

During the second quarter of 2017, a change was made in the method for allocation of capital to the operating segments impacting both the allocated balances and funding credit, resulting primarily in an increase to net interest income in the Residential Mortgage segment, offset by the Other, Treasury & Corporate segment. Results for prior periods have been revised to reflect the changes in allocation methodology, which are not considered significant to other segments.

Segment Realignment

Effective January 2017, several business activities were realigned within the segments. First, certain client relationships with $218 million of loans and $2.0 billion of deposits were no longer included in Financial Services and are only reported in Community Banking as the result of client re-segmentation. Second, the Mortgage Warehouse Lending and Domestic Factoring businesses within Specialized Lending were moved to Residential Mortgage Banking and Other, Treasury & Corporate, respectively, to align with changes in the internal management structure. Third, the International division was restructured with components integrated into Community Banking and Financial Services from Other, Treasury & Corporate also to align with changes in the internal management structure. The segment information presented herein reflects the impact of the realignment.

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

Specialized Lending

Specialized Lending consists of BUs and subsidiaries that provide specialty finance products to consumers and businesses. The BUs include Sheffield Financial and Governmental Finance. Sheffield Financial is a dealer-based financer of small ticket equipment for both businesses and consumers. Governmental Finance provides tax-exempt financing to meet the capital project needs of local governments. Operating subsidiaries include BB&T Equipment Finance and BB&T Commercial Equipment Capital, which provide equipment leasing for large and small-to-middle market clients primarily within BB&T’s banking footprint; Prime Rate Premium Finance Corporation, which includes AFCO and CAFO, insurance premium finance BUs that provide funding to businesses in the United States and Canada and to consumers in certain markets within BB&T’s banking footprint; and Grandbridge, a full-service commercial mortgage banking lender providing loans on a national basis. Branch Bank clients as well as nonbank clients within and outside BB&T’s primary geographic market area are served by these BUs. The Community Banking and Financial Services segments receive credit for referrals to these BUs with the corresponding charge retained as part of Other, Treasury & Corporate in the accompanying tables.

Insurance Holdings

BB&T's insurance agency / brokerage network is the fifth largest in the world. Insurance Holdings provides property and casualty, employee benefits and life insurance to businesses and individuals. It also provides small business and corporate services, such as workers compensation and professional liability, as well as surety coverage and title insurance. Community Banking and Financial Services receive credit for insurance commissions on referred accounts, with the corresponding charge retained as part of Other, Treasury & Corporate in the accompanying tables.

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

Financial Services includes a group of consolidated SBIC private equity and mezzanine investment funds that invest in privately owned middle-market operating companies to facilitate growth or ownership transition. Financial Services also includes the Corporate Banking Division that originates and services large corporate relationships, syndicated lending relationships and client derivatives. Community Banking receives an interoffice credit for referral fees, with the corresponding charge retained as part of Other, Treasury & Corporate in the accompanying tables. Also captured within the net intersegment interest income for Financial Services is the NIM for the loans and deposits associated with client relationships assigned to the Wealth Division that are housed in the Community Bank.

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

The investment balances and results related to affordable housing investments are included in the Other, Treasury & Corporate segment. PCI loans from the Colonial acquisition and related net interest income are also included in this segment. Performance results of bank acquisitions prior to system conversion are typically reported in this segment and on a post-conversion date are reported in the Community Banking segment and other segments as applicable.

	Three Months Ended June 30,
	Community Banking		Residential Mortgage Banking		Dealer Financial Services		Specialized Lending
(Dollars in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Net interest income (expense)	$618	$532	$331	$345	$244	$226	$181	$172
Net intersegment interest income (expense)	414	401	(211)	(214)	(46)	(39)	(77)	(67)
Segment net interest income	1,032	933	120	131	198	187	104	105
Allocated provision for credit losses	63	23	10	12	81	58	12	14
Noninterest income	338	304	72	83	—	—	69	70
Intersegment net referral fees (expense)	43	43	—	1	—	—	—	—
Noninterest expense	454	432	79	89	43	36	71	68
Amortization of intangibles	17	18	—	—	—	—	1	1
Allocated corporate expenses	343	332	30	26	14	11	20	18
Income (loss) before income taxes	536	475	73	88	60	82	69	74
Provision (benefit) for income taxes	191	173	27	33	22	31	15	17
Segment net income (loss)	$345	$302	$46	$55	$38	$51	$54	$57

Identifiable assets (period end)	$74,549	$67,896	$34,098	$35,894	$15,745	$14,463	$18,826	$17,233

	Insurance Holdings		Financial Services		Other, Treasury & Corporate (1)		Total BB&T Corporation
	2017	2016	2017	2016	2017	2016	2017	2016
Net interest income (expense)	$1	$1	$76	$68	$184	$273	$1,635	$1,617
Net intersegment interest income (expense)	—	(2)	92	84	(172)	(163)	—	—
Segment net interest income	1	(1)	168	152	12	110	1,635	1,617
Allocated provision for credit losses	—	—	(17)	6	(14)	(2)	135	111
Noninterest income	483	465	230	212	28	(4)	1,220	1,130
Intersegment net referral fees (expense)	—	—	9	5	(52)	(49)	—	—
Noninterest expense	349	350	195	189	515	591	1,706	1,755
Amortization of intangibles	16	18	2	1	—	4	36	42
Allocated corporate expenses	31	28	45	37	(483)	(452)	—	—
Income (loss) before income taxes	88	68	182	136	(30)	(84)	978	839
Provision (benefit) for income taxes	33	26	67	51	(51)	(79)	304	252
Segment net income (loss)	$55	$42	$115	$85	$21	$(5)	$674	$587

Identifiable assets (period end)	$3,596	$3,590	$18,836	$17,360	$55,542	$65,423	$221,192	$221,859

	Six Months Ended June 30,
	Community Banking		Residential Mortgage Banking		Dealer Financial Services		Specialized Lending
(Dollars in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Net interest income (expense)	$1,205	$1,061	$664	$686	$485	$455	$356	$340
Net intersegment interest income (expense)	827	799	(424)	(431)	(91)	(79)	(149)	(133)
Segment net interest income	2,032	1,860	240	255	394	376	207	207
Allocated provision for credit losses	88	13	15	22	176	134	28	33
Noninterest income	648	589	148	154	—	1	139	132
Intersegment net referral fees (expense)	83	78	—	1	—	—	—	—
Noninterest expense	886	851	153	167	84	71	140	130
Amortization of intangibles	35	37	—	—	—	—	4	2
Allocated corporate expenses	689	667	61	52	28	22	40	35
Income (loss) before income taxes	1,065	959	159	169	106	150	134	139
Provision (benefit) for income taxes	380	349	59	64	39	57	29	31
Segment net income (loss)	$685	$610	$100	$105	$67	$93	$105	$108

Identifiable assets (period end)	$74,549	$67,896	$34,098	$35,894	$15,745	$14,463	$18,826	$17,233

	Insurance Holdings		Financial Services		Other, Treasury & Corporate (1)		Total BB&T Corporation
	2017	2016	2017	2016	2017	2016	2017	2016
Net interest income (expense)	$1	$1	$141	$131	$392	$472	$3,244	$3,146
Net intersegment interest income (expense)	1	(3)	183	165	(347)	(318)	—	—
Segment net interest income	2	(2)	324	296	45	154	3,244	3,146
Allocated provision for credit losses	—	—	(16)	96	(8)	(3)	283	295
Noninterest income	945	886	446	411	65	(27)	2,391	2,146
Intersegment net referral fees (expense)	—	—	14	8	(97)	(87)	—	—
Noninterest expense	691	649	378	371	1,438	1,029	3,770	3,268
Amortization of intangibles	32	29	4	2	(1)	4	74	74
Allocated corporate expenses	62	56	90	74	(970)	(906)	—	—
Income (loss) before income taxes	162	150	328	172	(446)	(84)	1,508	1,655
Provision (benefit) for income taxes	61	56	121	65	(281)	(124)	408	498
Segment net income (loss)	$101	$94	$207	$107	$(165)	$40	$1,100	$1,157

Identifiable assets (period end)	$3,596	$3,590	$18,836	$17,360	$55,542	$65,423	$221,192	$221,859

(1)	Includes financial data from business units below the quantitative and qualitative thresholds requiring disclosure.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The current administration and members of Congress have publicly disclosed proposals to change certain laws and regulations (e.g., DOL fiduciary rule). Proposals to change the laws and regulations are frequently introduced at both the federal and state levels. The likelihood and timing of any such changes and the impact such changes may have on BB&T is impossible to determine with any certainty. The following summarizes changes to proposed or final rules that were published since the filing of BB&T's Annual Report on Form 10-K for the year ended December 31, 2016.

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

In early April 2017, the DOL issued a 60 day extension on implementation of certain aspects of the final rule to allow additional time to evaluate the impacts of the rule in accordance with an executive order issued by the President of the United States. Thus, the requirements under the rule will be phased in from June 9, 2017 to January 1, 2018. The estimated impact for 2017 is not significant.

Executive Summary

Consolidated net income available to common shareholders for the second quarter of 2017 was $631 million, an increase of $90 million compared to the same quarter of 2016. On a diluted per common share basis, earnings for the second quarter of 2017 were $0.77, an increase of $0.11 compared to the second quarter of 2016. Earnings for the current quarter include pre-tax merger-related and restructuring charges of $10 million ($6 million after tax). Earnings for the earlier quarter include pre-tax merger-related and restructurings charges of $92 million ($58 million after-tax) and a $13 million tax benefit related to specific tax-advantaged assets.

BB&T's results of operations for the second quarter of 2017 produced an annualized return on average assets of 1.22%, an annualized return on average risk-weighted assets of 1.53% and an annualized return on average common shareholders' equity of 9.30%, compared to ratios for the same quarter of the prior year of 1.06%, 1.38% and 8.21%, respectively.

Total revenues on a TE basis were $2.9 billion for the second quarter of 2017, an increase of $108 million compared to the same period in 2016, which was driven by a $90 million increase in noninterest income. Net interest margin was 3.47%, compared to 3.41% for the second quarter of 2016.

The provision for credit losses was $135 million, which includes a $16 million benefit for PCI loans, compared to $111 million in the second quarter of 2016. Net charge-offs for the second quarter of 2017 totaled $132 million, compared to $97 million in the earlier quarter. The provision for credit losses on PCI loans was a $16 million benefit, compared to a $2 million provision in the earlier quarter. Asset quality continues to improve, as NPAs, performing TDRs, loans 90 days or more past due and net charge-offs all declined compared to the first quarter of 2017.

Noninterest income was up $90 million compared to the second quarter of 2016. This increase was driven by higher insurance income, FDIC loss share income and bankcard fees and merchant discounts. These increases were partially offset by a decline in mortgage banking income compared to the earlier quarter.

Noninterest expense was $1.7 billion for the second quarter of 2017, down $55 million compared to the earlier quarter. This decrease was driven by lower merger-related and restructuring charges in the current year.

The provision for income taxes was $304 million for the second quarter of 2017, compared to $252 million for the earlier quarter. This produced an effective tax rate for the second quarter of 2017 of 31.1%, compared to 30.0% for the second quarter of 2016. The prior year quarter included a $13 million tax benefit related to specific tax-advantaged assets.

The Company previously announced that the FRB accepted its capital plan and did not object to its proposed capital actions. Capital actions, which have been approved by BB&T's Board of Directors, include an increase in the quarterly dividend of $0.03 to $0.33 and cumulative share buybacks of up to $1.88 billion from the third quarter of 2017 through the second quarter of 2018. On July 20, 2017, BB&T entered into an accelerated share repurchase agreement for $920 million of BB&T’s common stock, which is expected to be completed in the third quarter of 2017.

Analysis of Results of Operations

Net Interest Income and NIM

Second Quarter 2017 compared to Second Quarter 2016

Net interest income on a TE basis was $1.7 billion for the second quarter of 2017, an increase of $18 million compared to the same period in 2016. Interest income increased $19 million, which primarily reflects higher rates partially offset by lower average volumes. Interest expense was essentially flat as higher deposit costs was largely offset by lower debt costs.

Net interest margin was 3.47%, compared to 3.41% for the second quarter of 2016. Average earning assets decreased $1.4 billion, or 0.7%, while average interest-bearing liabilities decreased $5.6 billion, or 4.0%. Noninterest-bearing deposits increased $3.8 billion due to organic growth. The annualized TE yield on the total loan portfolio for the second quarter was 4.36%, up five basis points compared to the earlier quarter. The annualized TE yield on the average securities portfolio for the second quarter was 2.49%, up two basis points compared to the earlier quarter.

The average annualized cost of interest-bearing deposits was 0.30%, up seven basis points compared to the second quarter of 2016. The average annualized rate on long-term debt was 1.91%, down 19 basis points, primarily due to benefits from the extinguishment of FHLB advances.

Six Months of 2017 compared to Six Months of 2016

Net interest income on a TE basis was $3.3 billion for the six months ended June 30, 2017, an increase of $99 million compared to the same period in 2016. This increase reflects a $74 million increase in TE interest income and a $25 million decrease in funding costs. The increase in interest income was driven by an increase in average earning assets of $3.8 billion compared to the same period of 2016 and higher overall yields. The decrease in funding costs was driven by lower long-term debt costs partially offset by higher deposit costs.

The NIM was 3.47% for the six months ended June 30, 2017, compared to 3.42% for the same period of 2016. The annualized TE yield on the average securities portfolio for the six months ended June 30, 2017 was 2.45%, up one basis point compared to the annualized yield earned during the same period of 2016. The annualized TE yield for the total loan portfolio for the six months ended June 30, 2017 was 4.33%, flat compared to the corresponding period of 2016.

The average annualized cost of interest-bearing deposits for the six months ended June 30, 2017 was 0.28%, up four basis points compared to the same period in the prior year. The average annualized rate on long-term debt for the six months ended June 30, 2017 was 1.87%, compared to 2.15% for the same period in 2016. This decrease is primarily due to the early extinguishment of higher cost FHLB advances.

The following tables set forth the major components of net interest income and the related annualized yields and rates as well as the variances between the periods caused by changes in interest rates versus changes in volumes. Changes attributable to the mix of assets and liabilities have been allocated proportionally between the changes due to rate and the changes due to volume.

Table 1-1
TE Net Interest Income and Rate / Volume Analysis (1)
Three Months Ended June 30, 2017 and 2016

	Average Balances (6)		Annualized Yield/Rate		Income/Expense		Increase	Change due to
(Dollars in millions)	2017	2016	2017	2016	2017	2016	(Decrease)	Rate	Volume
Assets
Total securities, at amortized cost (2)
U.S. Treasury	$4,761	$2,252	1.73%	1.76%	$21	$10	$11	$—	$11
GSE	2,386	4,199	2.22	2.06	14	21	(7)	2	(9)
Agency MBS	35,911	38,911	2.21	2.09	198	203	(5)	11	(16)
States and political subdivisions	1,879	2,555	5.29	5.24	25	34	(9)	—	(9)
Non-agency MBS	416	526	24.16	23.81	25	31	(6)	—	(6)
Other	57	67	2.22	1.91	—	1	(1)	—	(1)
Total securities	45,410	48,510	2.49	2.47	283	300	(17)	13	(30)
Other earning assets (3)	3,649	3,215	1.36	1.22	11	9	2	1	1
Loans and leases, net of unearned income (4)(5)
Commercial:
Commercial and industrial	51,900	51,646	3.52	3.37	456	433	23	21	2
CRE-income producing properties	14,864	14,786	3.86	3.79	143	139	4	3	1
CRE-construction and development	3,905	3,669	3.81	3.74	37	34	3	1	2
Dealer floor plan	1,490	1,305	2.55	2.04	10	7	3	2	1
Direct retail lending	12,000	12,031	4.55	4.33	135	127	8	8	—
Sales finance	10,450	9,670	3.19	3.05	83	74	9	3	6
Revolving credit	2,612	2,477	8.78	8.73	57	54	3	—	3
Residential mortgage	29,392	30,471	4.01	4.09	295	312	(17)	(6)	(11)
Other lending subsidiaries	15,636	13,961	7.84	8.39	306	292	14	(20)	34
PCI	825	1,130	17.94	16.91	37	48	(11)	3	(14)
Total loans and leases HFI	143,074	141,146	4.37	4.32	1,559	1,520	39	15	24
LHFS	1,253	1,951	3.65	3.43	11	16	(5)	1	(6)
Total loans and leases	144,327	143,097	4.36	4.31	1,570	1,536	34	16	18
Total earning assets	193,386	194,822	3.87	3.80	1,864	1,845	19	30	(11)
Nonearning assets	27,632	28,577
Total assets	$221,018	$223,399

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-checking	$28,849	$28,376	0.22	0.15	15	11	4	4	—
Money market and savings	64,294	63,195	0.29	0.19	47	29	18	17	1
Time deposits	14,088	18,101	0.48	0.51	17	23	(6)	(1)	(5)
Foreign deposits - interest-bearing	459	1,865	1.03	0.38	1	1	—	1	(1)
Total interest-bearing deposits	107,690	111,537	0.30	0.23	80	64	16	21	(5)
Short-term borrowings	2,748	2,951	0.70	0.34	5	3	2	2	—
Long-term debt	21,767	23,272	1.91	2.10	104	121	(17)	(10)	(7)
Total interest-bearing liabilities	132,205	137,760	0.57	0.55	189	188	1	13	(12)
Noninterest-bearing deposits	52,573	48,801
Other liabilities	5,938	7,228
Shareholders' equity	30,302	29,610
Total liabilities and shareholders' equity	$221,018	$223,399
Average interest-rate spread			3.30%	3.25%
NIM/net interest income			3.47%	3.41%	$1,675	$1,657	$18	$17	$1
Taxable-equivalent adjustment					$40	$40

(1)
Yields are stated on a TE basis utilizing the marginal income tax rates for the periods presented. The change in interest not solely due to changes in yield/rate or volume has been allocated on a pro-rata basis based on the absolute dollar amount of each.

(2)	Total securities include AFS and HTM securities.

(3)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, trading securities, FHLB stock and other earning assets.

(4)	Loan fees, which are not material for any of the periods shown, are included for rate calculation purposes.

(5)	NPLs are included in the average balances.

(6)	Excludes basis adjustments for fair value hedges.

Table 1-2
TE Net Interest Income and Rate / Volume Analysis (1)
Six Months Ended June 30, 2017 and 2016

	Average Balances (6)		Annualized Yield/Rate		Income/Expense		Increase	Change due to
(Dollars in millions)	2017	2016	2017	2016	2017	2016	(Decrease)	Rate	Volume
Assets
Total securities, at amortized cost (2)
U.S. Treasury	$4,746	$2,514	1.72%	1.73%	$41	$22	$19	$—	$19
GSE	2,385	4,632	2.22	2.09	27	48	(21)	3	(24)
Agency MBS	35,412	36,343	2.19	2.04	387	370	17	27	(10)
States and political subdivisions	1,985	2,410	5.20	5.30	52	64	(12)	(1)	(11)
Non-agency MBS	424	582	21.45	21.62	45	62	(17)	—	(17)
Other	58	64	2.05	1.75	—	1	(1)	(1)	—
Total securities	45,010	46,545	2.45	2.44	552	567	(15)	28	(43)
Other earning assets (3)	3,953	3,310	1.43	2.07	27	34	(7)	(13)	6
Loans and leases, net of unearned income (4)(5)
Commercial:
Commercial and industrial	51,511	49,830	3.48	3.33	889	825	64	37	27
CRE-income producing properties	14,734	14,138	3.78	3.78	276	266	10	—	10
CRE-construction and development	3,875	3,644	3.75	3.75	72	68	4	—	4
Dealer floor plan	1,458	1,272	2.44	2.03	18	13	5	3	2
Direct retail lending	12,007	11,569	4.44	4.29	264	245	19	9	10
Sales finance	10,672	9,859	3.19	3.03	169	149	20	8	12
Revolving credit	2,610	2,470	8.79	8.78	114	108	6	—	6
Residential mortgage	29,546	30,167	4.01	4.09	592	617	(25)	(12)	(13)
Other lending subsidiaries	15,279	13,700	7.91	8.47	600	578	22	(41)	63
PCI	854	1,114	18.86	19.27	80	107	(27)	(2)	(25)
Total loans and leases HFI	142,546	137,763	4.34	4.34	3,074	2,976	98	2	96
LHFS	1,468	1,599	3.56	3.56	26	28	(2)	—	(2)
Total loans and leases	144,014	139,362	4.33	4.33	3,100	3,004	96	2	94
Total earning assets	192,977	189,217	3.84	3.82	3,679	3,605	74	17	57
Nonearning assets	27,516	27,534
Total assets	$220,493	$216,751

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-checking	$29,211	$26,990	0.20	0.14	28	19	9	7	2
Money market and savings	64,574	61,809	0.26	0.20	84	61	23	20	3
Time deposits	14,504	17,493	0.48	0.53	34	46	(12)	(4)	(8)
Foreign deposits - interest-bearing	693	1,308	0.79	0.37	3	2	1	3	(2)
Total interest-bearing deposits	108,982	107,600	0.28	0.24	149	128	21	26	(5)
Short-term borrowings	2,428	2,861	0.58	0.35	7	5	2	3	(1)
Long-term debt	21,264	23,090	1.87	2.15	199	247	(48)	(29)	(19)
Total interest-bearing liabilities	132,674	133,551	0.54	0.57	355	380	(25)	—	(25)
Noninterest-bearing deposits	51,838	47,502
Other liabilities	5,877	6,980
Shareholders' equity	30,104	28,718
Total liabilities and shareholders' equity	$220,493	$216,751
Average interest-rate spread			3.30%	3.25%
NIM/net interest income			3.47%	3.42%	$3,324	$3,225	$99	$17	$82
Taxable-equivalent adjustment					$80	$79

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

Provision for Credit Losses

Second Quarter 2017 compared to Second Quarter 2016

The provision for credit losses totaled $135 million for the second quarter of 2017, compared to $111 million for the same period of the prior year.

Net charge-offs were $132 million for the second quarter of 2017 and $97 million for the second quarter of 2016. Net charge-offs were 0.37% of average loans and leases on an annualized basis for the second quarter of 2017, compared to 0.28% of average loans and leases for the same period in 2016.

Six Months of 2017 compared to Six Months of 2016

The provision for credit losses totaled $283 million for the six months ended June 30, 2017, compared to $295 million for the same period of 2016.

Net charge-offs for the six months ended June 30, 2017 were $280 million, compared to $251 million for the six months ended June 30, 2016. Net charge-offs in the other lending subsidiaries portfolio increased $21 million, primarily due to an increase in loss severity associated with used car values. Residential mortgage net charge-offs increased $16 million. Commercial and industrial net charge-offs decreased $22 million, primarily due to $30 million of net charge-offs recorded during the first quarter of 2016 related to the energy lending portfolio.

Net charge-offs were 0.40% of average loans and leases on an annualized basis for the six months ended June 30, 2017, compared to 0.37% of average loans and leases for the same period in 2016.

Noninterest Income

Second Quarter 2017 compared to Second Quarter 2016

Noninterest income for the second quarter of 2017 increased $90 million compared to the earlier quarter. This increase was driven by higher insurance income, bankcard fees and merchant discounts and FDIC loss share income. These increases were partially offset by a decline in mortgage banking income compared to the earlier quarter.

Insurance income increased $16 million, primarily due to the timing of wholesale commission payments. Bankcard fees and merchant discounts increased $15 million primarily due to a reduction in the accrual for rewards and an increase in volumes. FDIC loss share income increased $64 million due to the termination of the loss sharing agreements during the third quarter of 2016.

Mortgage banking income decreased $17 million primarily resulting from lower gains on the net MSR valuation during the current quarter.

Six Months of 2017 compared to Six Months of 2016

Noninterest income for the six months ended June 30, 2017 totaled $2.4 billion, compared to $2.1 billion for the same period in 2016, an increase of $245 million. This change was primarily driven by higher insurance income, service charges on deposits, bankcard fees and merchant discounts, FDIC loss share income and other income. This was partially offset by a decrease in securities gains.

Insurance income was $939 million, compared to $884 million for the six months ended June 30, 2016. This increase was largely due to the acquisition of Swett & Crawford in 2016. In addition, employee benefit and life insurance commission increased $13 million.

Service charges on deposits were $344 million for the six months ended June 30, 2017, compared to $320 million for the same period of the prior year. This increase reflects organic growth and the impact of the acquisition of National Penn in 2016.

Bankcard fees and merchant discounts increased $18 million primarily due to a reduction in the accrual for rewards and an increase in volumes.

FDIC loss share income increased $124 million in the current period due to the termination of the loss share agreements.

Other income for the six months ended June 30, 2017 increased $55 million compared to the same period of the prior year, which includes an increase of $33 million in income related to assets for certain post-employment benefits, which is largely offset in personnel expense. In addition, income from derivatives activities increased $16 million compared to the prior period.

There were no net securities gains for the six months ended June 30, 2017, compared to net securities gains of $45 million for the six months ended June 30, 2016.

Noninterest Expense

Second Quarter 2017 compared to Second Quarter 2016

Noninterest expense for the second quarter of 2017 was $1.7 billion, a decrease of $55 million compared to the earlier quarter. This decrease was driven by lower merger-related and restructuring charges in the current year, partially offset by professional services expense.

Personnel expense was essentially flat. Salaries and incentives expense was higher by $20 million, which was mostly offset by a decrease of $17 million in employee benefits expense. The decrease in employee benefits expense was related to certain post-employment benefits, which is largely offset in other income.

Merger-related and restructuring charges decreased $82 million, primarily the result of acquisitions and restructuring activities in the earlier quarter.

Professional services expense increased $12 million compared to the earlier quarter due to an increase in BSA/AML related services.

Regulatory charges increased $4 million primarily due to the $21 million FDIC insurance premium surcharge, which was partially offset by a lower assessment rate

Six Months of 2017 compared to Six Months of 2016

Noninterest expense totaled $3.8 billion for the six months ended June 30, 2017, an increase of $502 million, or 15.0%, over the same period of the prior year. This increase was driven by the loss on early extinguishment of debt and higher personnel expense, partially offset by merger-related and restructuring charges.

Personnel expense was $2.1 billion for the six months ended June 30, 2017, an increase of $99 million compared to the six months ended June 30, 2016. Salary and incentives expense was $74 million higher as a result of approximately 677 additional full time equivalent employees, primarily due to acquisitions. Employee benefits expense increased $25 million, which includes $22 million of expense related to certain post-employment benefits expense, which is largely offset in other income.

Regulatory charges increased $13 million, primarily due to the $42 million FDIC insurance premium surcharge, which was partially offset by a lower assessment rate.

Professional services expense increased $12 million compared to the same period of the prior year due to an increase in BSA/AML related services.

Merger-related and restructuring charges decreased $69 million, primarily the result of acquisitions and restructuring activities in the earlier period.

The current year included a loss on early extinguishment of debt of $392 million related to the termination of higher-cost FHLB advances totaling $2.9 billion.

Other expense increased $36 million primarily due to higher operating charge-offs, depreciation on property for operating leases, advertising and sundry other expenses.

Provision for Income Taxes

Second Quarter 2017 compared to Second Quarter 2016

The provision for income taxes was $304 million for the second quarter of 2017, compared to $252 million for the earlier quarter. This produced an effective tax rate for the second quarter of 2017 of 31.1%, compared to 30.0% for the earlier quarter. The prior quarter included a $13 million tax benefit related to specific tax-advantaged assets.

Six Months of 2017 compared to Six Months of 2016

The provision for income taxes was $408 million for the six months ended June 30, 2017, compared to $498 million for the same period of the prior year. BB&T's effective income tax rate for the six months ended June 30, 2017 was 27.1%, compared to 30.1% for the same period of the prior year. The current year-to-date period includes excess tax benefits from equity-based compensation plans and the tax benefits associated with using the marginal income tax rate for the loss on early extinguishment of debt. The prior year included the $13 million tax benefit previously mentioned.

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

The financial information related to National Penn's operations was included in the Other, Treasury & Corporate segment from the date of acquisition until the systems conversion, which occurred during July 2016. Post-conversion, the majority of National Penn's operations are included in Community Banking.

Table 2
Net Income by Reportable Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Community Banking	$345	$302	$685	$610
Residential Mortgage Banking	46	55	100	105
Dealer Financial Services	38	51	67	93
Specialized Lending	54	57	105	108
Insurance Holdings	55	42	101	94
Financial Services	115	85	207	107
Other, Treasury & Corporate	21	(5)	(165)	40
BB&T Corporation	$674	$587	$1,100	$1,157

During the second quarter of 2017, a change was made in the method for allocation of capital to the operating segments impacting both the allocated balances and funding credit. Results for prior periods have been revised to reflect the new allocations.

Second Quarter 2017 compared to Second Quarter 2016

Community Banking

Community Banking net income was $345 million for the second quarter of 2017, an increase of $43 million compared to the earlier quarter. Segment net interest income increased $99 million driven by higher funding spreads on deposits as well as loan and deposit growth partially from the acquisition of National Penn. Noninterest income increased $34 million due to higher bankcard fees and merchant discounts, service charges on deposits and checkcard fees, partially driven by the National Penn acquisition. Bankcard and merchant discounts benefited from a reduction in the accrual for rewards and increased transaction volumes. The allocated provision for credit losses increased $40 million primarily due to an increase in loss estimates related to commercial real estate loans and higher net charge-offs. Noninterest expense increased $22 million, driven by higher personnel expense and occupancy and equipment expense which were primarily attributable to the National Penn acquisition as well as an increase in operating charge-offs. Allocated corporate expense increased largely due to the National Penn acquisition.

Residential Mortgage Banking

Residential Mortgage Banking net income was $46 million for the second quarter of 2017, a decrease of $9 million compared to the earlier quarter. Segment net interest income decreased due to a decline in average loans. Noninterest income decreased primarily due to lower net mortgage servicing income. Noninterest expense decreased due to declines in loan processing expense, personnel expense and operating charge-offs.

Dealer Financial Services

Dealer Financial Services net income was $38 million for the second quarter of 2017, a decrease of $13 million compared to the earlier quarter. This decrease was driven by a $23 million increase in the allocated provision for credit losses, which was primarily due to higher net charge-offs and an increase in the allowance for loan and lease losses, both due to increased loss severity.

Specialized Lending

Specialized Lending net income was $54 million for the second quarter of 2017, a decrease of $3 million compared to the earlier quarter.

Specialized Lending average loans increased $1.6 billion, or 10.8%, primarily due to higher insurance premium finance, equipment finance and commercial mortgage loans.

Insurance Holdings

Insurance Holdings net income was $55 million for the second quarter of 2017, an increase of $13 million compared to the earlier quarter. Noninterest income increased $18 million primarily due to the timing of wholesale commission payments and other commission income.

Financial Services

Financial Services net income was $115 million for the second quarter of 2017, an increase of $30 million compared to the earlier quarter. Segment net interest income increased $16 million, primarily driven by loan and deposit growth and higher funding spreads on deposits, partially offset by lower credit spreads on loans for Corporate Banking. Noninterest income increased $18 million, primarily due to higher trust and investment advisory fees, investment banking and brokerage fees and commissions, and hedge and client derivative income. The allocated provision for credit losses decreased $23 million due to a decline in loss estimates related to commercial and industrial loans and lower net charge-offs. Allocated corporate expenses rose due to increased investments in business initiatives and additional support area costs. Noninterest expense increased due to higher personnel expense, partially offset by lower merger-related and restructuring charges.

Other, Treasury & Corporate

Other, Treasury & Corporate net income was $21 million in the second quarter of 2017, an increase of $26 million compared to the earlier quarter. Segment net interest income decreased $98 million primarily due to the inclusion of National Penn results in the earlier quarter. Noninterest income increased $32 million, driven by a $64 million improvement in FDIC loss share income as a result of terminating the loss share agreements in the third quarter of 2016. This increase was partially offset by a decline in income related to assets for certain post-employment benefits. Noninterest expense decreased $76 million due to lower merger-related and restructuring charges and personnel expense, both primarily due to the inclusion of National Penn results in the earlier quarter. These decreases were partially offset by higher professional services expense related to BSA/AML efforts. The segment allocated $31 million of additional corporate expenses to other operating segments compared to the earlier quarter. The allocated provision for credit losses decreased primarily due to a provision benefit recorded in the current period for PCI loans.

Six Months of 2017 compared to Six Months of 2016

Community Banking

Community Banking net income was $685 million for the six months ended June 30, 2017, an increase of $75 million compared to the same period of the prior year. Segment net interest income increased $172 million driven by higher funding spreads on deposits as well as loan and deposit growth partially from the acquisition of National Penn. Noninterest income increased $59 million due to higher service charges on deposits, bankcard fees and merchant discounts and checkcard fees, partially driven by the National Penn acquisition. The allocated provision for credit losses increased $75 million due to an increase in loss estimates related to commercial real estate loans, higher net charge-offs and loan growth. Noninterest expense increased $35 million driven by higher personnel expense and occupancy and equipment expense which were primarily attributable to the National Penn acquisition as well as an increase in operating charge-offs. Allocated corporate expense increased $22 million largely due to the National Penn acquisition.

Residential Mortgage Banking

Residential Mortgage Banking net income was $100 million for the six months ended June 30, 2017, a decrease of $5 million compared to the same period of the prior year. Segment net interest income decreased $15 million primarily due to a decline in credit spreads on loans and lower average loan balances. Noninterest expense decreased $14 million driven by a decline in loan processing expense and professional services. Allocated corporate expense rose due to increased investments in business initiatives and additional support area costs.

Dealer Financial Services

Dealer Financial Services net income was $67 million for the six months ended June 30, 2017, a decrease of $26 million compared to the same period of the prior year. Segment net interest income increased $18 million due to higher average loan balances, partially offset by a decline in credit spreads on loans. The allocated provision for credit losses increased $42 million driven by higher net charge-offs and an increase in the allowance for loan and lease losses, both due to increased loss severity. Noninterest expense increased $13 million due to higher loan processing expense and personnel expense.

Specialized Lending

Specialized Lending net income was $105 million for the six months ended June 30, 2017, a decrease of $3 million compared to the same period of the prior year.

Insurance Holdings

Insurance Holdings net income was $101 million for the six months ended June 30, 2017, an increase of $7 million compared to the same period of the prior year. Noninterest income increased $59 million, which primarily reflects the addition of Swett & Crawford in April 2016 and higher employee benefit commissions. Noninterest expense increased $42 million driven by higher personnel expense primarily due to Swett & Crawford.

Financial Services

Financial Services net income was $207 million for the six months ended June 30, 2017, an increase of $100 million compared to the same period of the prior year. Segment net interest income increased $28 million, primarily driven by loan and deposit growth and higher funding spreads on deposits, partially offset by lower credit spreads. Noninterest income increased $35 million, primarily due to higher hedge and client derivative income and trust and investment advisory fees. The allocated provision for credit losses decreased $112 million due to increased reserves in the earlier period related to energy lending exposures, a decline in loss estimates related to commercial and industrial loans and lower net charge-offs. Allocated corporate expense rose $16 million due to increased investments in business initiatives and additional support area costs.

Other, Treasury & Corporate

Other, Treasury & Corporate generated a net loss of $165 million for the six months ended June 30, 2017, compared to net income of $40 million for the same period of the prior year. Segment net interest income decreased $109 million primarily due to the inclusion of National Penn results in the earlier period and a decline in PCI loans. Noninterest income increased $92 million, primarily driven by a $124 million improvement in FDIC loss share income as a result of terminating the loss share agreements in the third quarter of 2016. Also, there was an increase for income related to assets for certain post-employment benefits, partially offset by securities gains recognized in the earlier period. Noninterest expense increased $409 million due to the first quarter 2017 loss of $392 million on the early extinguishment of higher-cost FHLB advances as well as higher expense related to assets for certain post-employment benefits, partially offset by decreased merger-related and restructuring charges due to the inclusion of National Penn in the earlier period. Allocated corporate expense decreased by $64 million compared to the prior year, reflecting increases in corporate expense allocated to the other operating segments.

Analysis of Financial Condition

Investment Activities

The total securities portfolio was $45.3 billion at June 30, 2017, compared to $43.6 billion at December 31, 2016. As of June 30, 2017, the securities portfolio included $26.9 billion of AFS securities (at fair value) and $18.4 billion of HTM securities (at amortized cost).

The effective duration of the securities portfolio was 4.5 years at June 30, 2017, compared to 4.8 years at December 31, 2016. The duration of the securities portfolio excludes certain non-agency residential MBS that were acquired in the Colonial acquisition and an immaterial amount of other securities without a stated maturity at June 30, 2017.

See the "Securities" Note in the "Notes to Consolidated Financial Statements" herein for additional disclosures related to BB&T's evaluation of securities for OTTI.

Lending Activities

Loans HFI totaled $143.6 billion at June 30, 2017, compared to $143.3 billion at December 31, 2016. Management continuously evaluates the composition of the loan portfolio taking into consideration the current and expected market conditions, interest rate environment and risk profiles to optimize profitability. Based upon this evaluation, management may decide to focus efforts on growing or decreasing exposures in certain portfolios through both organic changes and portfolio acquisitions or sales.

Other lending subsidiaries loans were up $1.1 billion due to seasonality and strong growth in equipment finance and commercial real estate lending. The growth in other lending subsidiaries loans also includes a portfolio purchase of $244 million in the first quarter of 2017. Commercial and industrial loans were up $860 million primarily due to growth from the Financial Services and Community Banking segments, as well as seasonal growth from mortgage warehouse lending.

Sales finance loans were down $1.2 billion due to the strategic decision to optimize the size of the portfolio and direct investments towards higher-yielding assets and the continued runoff of the auto loan and lease portfolio obtained in connection with the Susquehanna acquisition. Residential mortgage loans were down $704 million due to continued targeted run-off of the portfolio.

During the second quarter, the Company completed the sale of residential mortgage loans with a carrying value before allowance for loan losses of $300 million. The sale included $40 million of nonaccrual loans and $199 million of performing TDRs.

The following table presents the composition of average loans and leases:

Table 3
Composition of Average Loans and Leases

	For the Three Months Ended
(Dollars in millions)	6/30/2017	3/31/2017	12/31/2016	9/30/2016	6/30/2016
Commercial and industrial	$51,900	$51,119	$51,306	$51,508	$51,646
CRE-income producing properties	14,864	14,602	14,566	14,667	14,786
CRE-construction and development	3,905	3,844	3,874	3,802	3,669
Dealer floor plan	1,490	1,427	1,367	1,268	1,305
Direct retail lending	12,000	12,014	12,046	11,994	12,031
Sales finance	10,450	10,896	10,599	9,339	9,670
Revolving credit	2,612	2,607	2,608	2,537	2,477
Residential mortgage	29,392	29,701	30,044	30,357	30,471
Other lending subsidiaries	15,636	14,919	14,955	14,742	13,961
PCI	825	883	974	1,052	1,130
Total average loans and leases HFI	$143,074	$142,012	$142,339	$141,266	$141,146

Average loans held for investment for the second quarter of 2017 were $143.1 billion, up $1.1 billion compared to the first quarter of 2017. Excluding planned runoff from sales finance loans, residential mortgage loans and PCI loans, average loans held for investment increased $1.9 billion, or an annualized 7.5% compared to the prior quarter.

Average commercial and industrial loans increased $781 million due to growth from the Financial Services and Community Banking segments, as well as seasonal growth from mortgage warehouse lending. In addition, average CRE-income producing properties increased $262 million. Average other lending subsidiaries loans increased $717 million, which includes an increase due to the purchase of a near-prime automobile portfolio late in the first quarter with the remaining increase due to seasonality and strong growth in small ticket consumer finance, commercial mortgage lending and premium finance.

Average sales finance loans decreased $446 million, as the Company is strategically optimizing the size of this portfolio and directing investments towards higher-yielding assets. In addition, average residential mortgage loans decreased $309 million as all conforming loans continue to be sold in the secondary market.

Asset Quality

NPAs totaled $690 million at June 30, 2017, compared to $813 million at December 31, 2016. The decrease was driven by a $68 million decline in nonperforming commercial and industrial loans, primarily due to payoffs, sales and write-downs and a $41 million decline in nonperforming residential mortgage loans due to the previously mentioned loan sale. NPLs represented 0.43% of loans and leases held for investment, an improvement of eight basis points.

The following table presents activity related to NPAs. Foreclosed real estate acquired from the FDIC is excluded for periods prior to the loss share termination:

Table 4
Rollforward of NPAs

	Six Months Ended June 30,
(Dollars in millions)	2017	2016
Beginning balance	$813	$686
New NPAs	657	970
Advances and principal increases	141	88
Disposals of foreclosed assets (1)	(258)	(253)
Disposals of NPLs (2)	(149)	(109)
Charge-offs and losses	(131)	(159)
Payments	(289)	(291)
Transfers to performing status	(91)	(65)
Other, net	(3)	2
Ending balance	$690	$869

(1)	Includes charge-offs and losses recorded upon sale of $115 million and $90 million for the six months ended June 30, 2017 and 2016, respectively.

(2)	Includes charge-offs and losses recorded upon sale of $17 million and $7 million for the six months ended June 30, 2017 and 2016, respectively.

The following tables summarize asset quality information for the past five quarters:

Table 5
Asset Quality

	Three Months Ended
(Dollars in millions)	6/30/2017	3/31/2017	12/31/2016	9/30/2016	6/30/2016
NPAs (1)
NPLs:
Commercial and industrial	$295	$344	$363	$413	$452
CRE-income producing properties	35	43	40	38	36
CRE-construction and development	15	17	17	12	14
Dealer floor plan	—	7	—	—	—
Direct retail lending	65	66	63	55	52
Sales finance	5	6	6	6	5
Residential mortgage-nonguaranteed	125	167	172	167	171
Residential mortgage-government guaranteed	6	5	—	—	1
Other lending subsidiaries	66	68	75	66	62
Total nonaccrual loans and leases HFI (1)(2)	612	723	736	757	793
Foreclosed real estate	48	49	50	58	70
Other foreclosed property	30	29	27	28	23
Total nonperforming assets (1)(2)	$690	$801	$813	$843	$886

Performing TDRs (3):
Commercial and industrial	$48	$48	$55	$46	$39
CRE-income producing properties	15	14	16	14	16
CRE-construction and development	9	11	9	8	10
Direct retail lending	63	65	67	69	69
Sales finance	14	15	16	16	16
Revolving credit	29	29	29	30	31
Residential mortgage-nonguaranteed	199	327	332	287	276
Residential mortgage-government guaranteed	386	412	420	393	348
Other lending subsidiaries	232	232	226	209	198
Total performing TDRs (3)(4)	$995	$1,153	$1,170	$1,072	$1,003

Loans 90 days or more past due and still accruing:
Direct retail lending	$7	$7	$6	$7	$5
Sales finance	4	5	6	4	4
Revolving credit	10	10	12	9	8
Residential mortgage-nonguaranteed	51	64	79	66	56
Residential mortgage-government guaranteed (5)	350	374	443	414	415
PCI	71	82	90	92	122
Total loans 90 days or more past due and still accruing (5)	$493	$542	$636	$592	$610

Loans 30-89 days past due:
Commercial and industrial	$18	$22	$27	$34	$20
CRE-income producing properties	1	11	6	3	8
CRE-construction and development	2	1	2	2	2
Direct retail lending	54	55	60	62	53
Sales finance	57	51	76	60	61
Revolving credit	20	20	23	20	19
Residential mortgage-nonguaranteed	265	272	393	354	361
Residential mortgage-government guaranteed (6)	128	129	132	112	81
Other lending subsidiaries	300	215	322	288	261
PCI	29	29	36	45	48
Total loans 30-89 days past due (6)	$874	$805	$1,077	$980	$914

Excludes loans held for sale.

(1)	PCI loans are accounted for using the accretion method.

(2)
Sales of nonperforming loans totaled approximately $75 million, $74 million, $130 million, $63 million and $64 million for the quarter ended June 30, 2017, March 31, 2017, December 31, 2016, September 30, 2016 and June 30, 2016, respectively.

(3)
Excludes TDRs that are nonperforming totaling $211 million, $214 million, $183 million, $134 million and $146 million at June 30, 2017, March 31, 2017, December 31, 2016, September 30, 2016 and June 30, 2016, respectively. These amounts are included in total NPAs.

(4)
Sales of performing TDRs, which were primarily residential mortgage loans, totaled $203 million, $48 million, $36 million, $30 million and $23 million for the quarter ended June 30, 2017, March 31, 2017, December 31, 2016, September 30, 2016 and June 30, 2016, respectively.

(5)
Includes government guaranteed GNMA mortgage loans that BB&T has the right but not the obligation to repurchase that are 90 days or more past due totaling $32 million, $29 million, $48 million, $46 million and $49 million at June 30, 2017, March 31, 2017, December 31, 2016, September 30, 2016 and June 30, 2016, respectively.

(6)
Includes government guaranteed GNMA mortgage loans that BB&T has the right but not the obligation to repurchase that are past due 30-89 days totaling $2 million, $2 million, $3 million, $2 million and $2 million at June 30, 2017, March 31, 2017, December 31, 2016, September 30, 2016 and June 30, 2016, respectively.

Table 6
Asset Quality Ratios

	As of / For the Three Months Ended
	6/30/2017	3/31/2017	12/31/2016	9/30/2016	6/30/2016
Asset Quality Ratios:
Loans 30-89 days past due and still accruing as a percentage of loans and leases HFI	0.61%	0.56%	0.75%	0.69%	0.64%
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI	0.34	0.38	0.44	0.42	0.43
NPLs as a percentage of loans and leases HFI	0.43	0.51	0.51	0.53	0.56
NPAs as a percentage of:
Total assets	0.31	0.36	0.37	0.38	0.40
Loans and leases HFI plus foreclosed property	0.48	0.56	0.57	0.59	0.62
Net charge-offs as a percentage of average loans and leases HFI	0.37	0.42	0.42	0.37	0.28
ALLL as a percentage of loans and leases HFI	1.03	1.04	1.04	1.06	1.06
Ratio of ALLL to:
Net charge-offs	2.80x	2.49x	2.47x	2.91x	3.88x
NPLs	2.43x	2.05x	2.03x	2.00x	1.90x

Asset Quality Ratios (Excluding Government Guaranteed and PCI): (1)
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI	0.05%	0.06%	0.07%	0.06%	0.05%

Applicable ratios are annualized.

(1)
This asset quality ratio has been adjusted to remove the impact of government guaranteed mortgage loans and PCI. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios. Management believes the inclusion of such assets in this asset quality ratio results in distortion of this ratio such that it might not be reflective of asset collectibility or might not be comparable to other periods presented or to other portfolios that do not have government guarantees or were not impacted by purchase accounting.

Loans 30-89 days past due and still accruing totaled $874 million at June 30, 2017, up $69 million compared to the prior quarter. This increase was primarily driven by seasonality in other lending subsidiaries retail portfolios.

Loans 90 days or more past due and still accruing totaled $493 million at June 30, 2017, down $49 million compared to the prior quarter, primarily due to a decrease in residential mortgage loans. The ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.34% at June 30, 2017, compared to 0.38% for the prior quarter. Excluding government guaranteed and PCI loans, the ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.05% at June 30, 2017, a decrease of one basis point compared to the prior quarter.

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

Certain residential mortgage loans have an initial period where the borrower is only required to pay the periodic interest. After the interest-only period, the loan will require the payment of both interest and principal over the remaining term. At June 30, 2017, approximately 2.4% of the outstanding balances of residential mortgage loans were in the interest-only phase, compared to 2.6% at December 31, 2016. Approximately 97.8% of the interest-only balances will begin amortizing within the next three years. Approximately 1.1% of interest-only loans are 30 days or more past due and still accruing and 0.6% are on nonaccrual status.

Home equity lines, which are a component of the direct retail portfolio, generally require interest-only payments during the first 15 years after origination. After this initial period, the outstanding balance begins amortizing and requires the payment of both interest and principal. At June 30, 2017, the direct retail lending portfolio includes $8.5 billion of variable rate home equity lines and $1.0 billion of variable rate other lines of credit. Approximately $6.4 billion of the variable rate home equity lines is currently in the interest-only phase and approximately 6.7% of these balances will begin amortizing within the next three years. Approximately $867 million of the outstanding balance of variable rate other lines of credit is in the interest-only phase and 17.5% of these balances will begin amortizing within the next three years. Variable rate home equity lines and other lines of credit typically reset on a monthly basis.

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

Performing TDRs totaled $995 million at June 30, 2017, a decrease of $175 million compared to December 31, 2016. This decrease was primarily due to the previously mentioned residential mortgage loan sale, which included $199 million in performing TDRs.

The following table provides a summary of performing TDR activity:

Table 7
Rollforward of Performing TDRs

	Six Months Ended June 30,
(Dollars in millions)	2017	2016
Beginning balance	$1,170	$982
Inflows	319	243
Payments and payoffs	(134)	(79)
Charge-offs	(26)	(18)
Transfers to nonperforming TDRs, net	(40)	(35)
Removal due to the passage of time	(41)	(42)
Non-concessionary re-modifications	(2)	—
Sold and transferred to LHFS	(251)	(48)
Ending balance	$995	$1,003

The following table provides further details regarding the payment status of TDRs outstanding at June 30, 2017:

Table 8
Payment Status of TDRs

	June 30, 2017
			Past Due		Past Due
(Dollars in millions)	Current Status		30-89 Days		90 Days Or More		Total
Performing TDRs (1):
Commercial and industrial	$48	100.0%	$—	—%	$—	—%	$48
CRE—income producing properties	15	100.0	—	—	—	—	15
CRE—construction and development	9	100.0	—	—	—	—	9
Direct retail lending	62	98.4	1	1.6	—	—	63
Sales finance	13	92.9	1	7.1	—	—	14
Revolving credit	25	86.2	3	10.3	1	3.5	29
Residential mortgage—nonguaranteed	171	85.9	25	12.6	3	1.5	199
Residential mortgage—government guaranteed	168	43.5	67	17.4	151	39.1	386
Other lending subsidiaries	191	82.3	41	17.7	—	—	232
Total performing TDRs	702	70.6	138	13.9	155	15.5	995
Nonperforming TDRs (2)	132	62.5	17	8.1	62	29.4	211
Total TDRs	$834	69.1	$155	12.9	$217	18.0	$1,206

(1)	Past due performing TDRs are included in past due disclosures.

(2)	Nonperforming TDRs are included in NPL disclosures.

Allowance for Credit Losses

The ACL, which consists of the ALLL and the RUFC, totaled $1.6 billion at June 30, 2017, flat compared to December 31, 2016.

The ALLL, excluding PCI, was $1.5 billion, flat compared to December 31, 2016. The allowance for PCI loans was $30 million, down $14 million compared to December 31, 2016. As of June 30, 2017, the total allowance for loan and lease losses was 1.03% of loans and leases held for investment, compared to 1.04% at December 31, 2016. These amounts include acquired loans, which were marked to fair value and did not receive an ALLL at the acquisition date.

The ALLL was 2.43 times NPLs held for investment, compared to 2.03 times at December 31, 2016. At June 30, 2017, the ALLL was 2.80 times annualized quarterly net charge-offs, compared to 2.47 times at December 31, 2016.

Net charge-offs during the second quarter of 2017 totaled $132 million, or 0.37% of average loans and leases, compared to $97 million, or 0.28% of average loans and leases for the second quarter of 2016.

Refer to the "Loans and ACL" Note in the "Notes to Consolidated Financial Statements" for additional disclosures.

The following table presents an allocation of the ALLL at June 30, 2017 and December 31, 2016. This allocation of the ALLL is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 9
Allocation of ALLL by Category

	June 30, 2017		December 31, 2016
(Dollars in millions)	Amount	% Loans in each category	Amount	% Loans in each category
Commercial and industrial	$479	36.6%	$500	36.1%
CRE-income producing properties	140	10.3	117	10.1
CRE-construction and development	23	2.7	25	2.7
Dealer floor plan	12	1.1	11	1.0
Direct retail lending	100	8.4	103	8.4
Sales finance	39	7.0	38	7.9
Revolving credit	101	1.8	106	1.9
Residential mortgage-nonguaranteed	173	19.7	186	20.2
Residential mortgage-government guaranteed	38	0.6	41	0.6
Other lending subsidiaries	350	11.2	318	10.5
PCI	30	0.6	44	0.6
Total ALLL	1,485	100.0%	1,489	100.0%
RUFC	117		110
Total ACL	$1,602		$1,599

Activity related to the ACL is presented in the following table:

Table 10
Activity in ACL

	Three Months Ended
(Dollars in millions)	6/30/2017	3/31/2017	12/31/2016	9/30/2016	6/30/2016
Beginning balance	$1,599	$1,599	$1,621	$1,603	$1,580
Provision for credit losses (excluding PCI loans)	151	146	133	150	109
Provision (benefit) for PCI loans	(16)	2	(4)	(2)	2
Charge-offs:
Commercial and industrial	(21)	(29)	(23)	(23)	(26)
CRE-income producing properties	(3)	(1)	(1)	(5)	—
CRE-construction and development	—	—	—	(1)	—
Dealer floor plan	(1)	—	—	—	—
Direct retail lending	(16)	(14)	(16)	(12)	(12)
Sales finance	(6)	(9)	(8)	(7)	(6)
Revolving credit	(19)	(21)	(16)	(18)	(16)
Residential mortgage-nonguaranteed	(19)	(11)	(9)	(11)	(8)
Residential mortgage-government guaranteed	(1)	(1)	(1)	(2)	(1)
Other lending subsidiaries	(87)	(103)	(102)	(91)	(73)
PCI	—	—	(15)	—	—
Total charge-offs	(173)	(189)	(191)	(170)	(142)

Recoveries:
Commercial and industrial	8	6	10	6	12
CRE-income producing properties	—	4	1	3	1
CRE-construction and development	3	2	2	3	5
Direct retail lending	7	6	6	7	6
Sales finance	3	4	3	3	3
Revolving credit	5	5	5	5	5
Residential mortgage-nonguaranteed	1	—	—	1	1
Other lending subsidiaries	14	14	13	12	12
Total recoveries	41	41	40	40	45
Net charge-offs	(132)	(148)	(151)	(130)	(97)
Other	—	—	—	—	9
Ending balance	$1,602	$1,599	$1,599	$1,621	$1,603

ALLL (excluding PCI loans)	$1,455	$1,441	$1,445	$1,448	$1,442
ALLL for PCI loans	30	46	44	63	65
RUFC	117	112	110	110	96
Total ACL	$1,602	$1,599	$1,599	$1,621	$1,603

	Six Months Ended June 30,
(Dollars in millions)	2017	2016
Beginning balance	$1,599	$1,550
Provision for credit losses (excluding PCI)	297	291
Provision (benefit) for PCI loans	(14)	4
Charge-offs:
Commercial and industrial	(50)	(82)
CRE-income producing properties	(4)	(2)
CRE-construction and development	—	—
Dealer floor plan	(1)	—
Direct retail lending	(30)	(25)
Sales finance	(15)	(14)
Revolving credit	(40)	(35)
Residential mortgage-nonguaranteed	(30)	(15)
Residential mortgage-government guaranteed	(2)	(2)
Other lending subsidiaries	(190)	(165)
PCI	—	—
Total charge-offs	(362)	(340)

Recoveries:
Commercial and industrial	14	24
CRE-income producing properties	4	4
CRE-construction and development	5	6
Direct retail lending	13	13
Sales finance	7	6
Revolving credit	10	10
Residential mortgage-nonguaranteed	1	2
Other lending subsidiaries	28	24
Total recoveries	82	89
Net charge-offs	(280)	(251)
Other	—	9
Ending balance	$1,602	$1,603

Deposits

Deposits totaled $157.0 billion at June 30, 2017, a decrease of $3.3 billion from December 31, 2016. Money market and savings decreased $3.2 billion and interest checking decreased $2.3 billion. These decreases were partially offset by a $2.6 billion increase in noninterest-bearing deposits.

The following table presents the composition of average deposits for the last five quarters:

Table 11
Composition of Average Deposits

	For the Three Months Ended
(Dollars in millions)	6/30/2017	3/31/2017	12/31/2016	9/30/2016	6/30/2016
Noninterest-bearing deposits	$52,573	$51,095	$51,421	$50,559	$48,801
Interest checking	28,849	29,578	28,634	27,754	28,376
Money market and savings	64,294	64,857	63,884	64,335	63,195
Time deposits	14,088	14,924	15,693	15,818	18,101
Foreign office deposits - interest-bearing	459	929	486	1,037	1,865
Total average deposits	$160,263	$161,383	$160,118	$159,503	$160,338

Average deposits for the second quarter were $160.3 billion, a decrease of $1.1 billion compared to the prior quarter.

Average noninterest-bearing deposits increased $1.5 billion, primarily due to increases in commercial balances.

Interest checking decreased $729 million and money market and savings decreased $563 million primarily due to commercial balances. Average time deposits decreased $836 million due to decreases in commercial and personal balances. Average foreign office deposits decreased $470 million due to changes overall funding mix.

Noninterest-bearing deposits represented 32.8 percent of total average deposits for the second quarter, compared to 31.7 percent for the prior quarter and 30.4 percent a year ago. The cost of interest-bearing deposits was 0.30 percent for the second quarter, up four basis points compared to the prior quarter.

Borrowings

At June 30, 2017, short-term borrowings totaled $6.1 billion, an increase of $4.7 billion compared to December 31, 2016. Short-term borrowings fluctuate based on the Company's funding needs. Long-term debt totaled $21.7 billion at June 30, 2017, a decrease of $227 million compared to December 31, 2016. The decrease reflects the early extinguishment of $2.9 billion of FHLB advances and other repayments totaling $2.0 billion. During the first half of 2017, BB&T issued $1.3 billion of senior medium term notes and Branch Bank issued $2.6 billion of senior bank notes and $685 million in new FHLB advances.

Shareholders' Equity

Total shareholders' equity at June 30, 2017 was $30.3 billion, compared to $29.9 billion at December 31, 2016. Significant increases include net income of $1.1 billion and $88 million pursuant to activity in equity-based compensation plans, partially offset by $320 million of share repurchases and common and preferred dividends totaling $572 million. BB&T's book value per common share at June 30, 2017 was $33.73, compared to $33.14 at December 31, 2016.

Merger-Related and Restructuring Activities

In conjunction with the consummation of an acquisition or the implementation of a restructuring initiative, BB&T typically accrues certain merger-related and restructuring expenses, which may include estimated severance and other personnel-related costs, costs to terminate lease contracts, costs related to the disposal of duplicate facilities and equipment, costs to terminate data processing contracts and other costs associated with the acquisition or restructuring activity. Merger-related and restructuring accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at June 30, 2017 are expected to be utilized within one year, unless they relate to specific contracts that expire later. The following table presents a summary of merger and restructuring accrual activity:

Table 12
Merger-Related and Restructuring Accrual Rollforward

	Three Months Ended June 30, 2017				Six Months Ended June 30, 2017
(Dollars in millions)	Beginning Balance	Expense	Utilized	Ending Balance	Beginning Balance	Expense	Utilized	Ending Balance
Severance and personnel-related	$20	$9	$(9)	$20	$25	$13	$(18)	$20
Occupancy and equipment	17	—	(2)	15	21	9	(15)	15
Professional services	—	1	—	1	1	2	(2)	1
Systems conversion and related costs	1	—	(1)	—	1	20	(21)	—
Other adjustments	1	—	—	1	1	2	(2)	1
Total	$39	$10	$(12)	$37	$49	$46	$(58)	$37

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

BB&T uses derivatives primarily to manage economic risk related to securities, commercial loans, MSRs and mortgage banking operations, long-term debt and other funding sources. BB&T also uses derivatives to facilitate transactions on behalf of its clients. As of June 30, 2017, BB&T had derivative financial instruments outstanding with notional amounts totaling $78.9 billion, with a net fair value loss of $187 million. See the "Derivative Financial Instruments" Note in the "Notes to Consolidated Financial Statements" herein for additional disclosures.

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

Table 13
Interest Sensitivity Simulation Analysis

Interest Rate Scenario			Annualized Hypothetical Percentage Change in Net Interest Income June 30,
Linear Change in Prime Rate	Prime Rate June 30,
	2017	2016	2017	2016
Up 200 bps	6.25%	5.50%	3.95%	3.18%
Up 100	5.25	4.50	2.54	2.42
No Change	4.25	3.50	—	—
Down 25	4.00	3.25	(1.14)	(1.42)
Down 100	3.25	N/A	(7.20)	N/A

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

Management has also established a maximum negative impact on net interest income of 4% for an immediate 100 basis points parallel change in rates and 8% for an immediate 200 basis points parallel change in rates. Management currently only models up to a negative 100 basis point decline, and the maximum negative impact on net interest income is adjusted on a proportional basis. Regardless of the proportional limit, the negative risk exposure limit will be the greater of 4% or the proportional limit. These "interest rate shock" limits are designed to create an outer band of acceptable risk based upon a significant and immediate change in rates.

Management has temporarily suspended its interest rate exposure limits to declining interest rates. As the Federal Reserve has started to raise rates, competitive pressure on deposit rates has not materialized. As a result, asset repricing in excess of liability repricing is causing the measured exposure to declining rates to increase. Management evaluates its interest rate risk position each month.

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

Table 14
Deposit Mix Sensitivity Analysis

Linear Change in Rates	Base Scenario at June 30, 2017 (1)	Results Assuming a Decrease in Noninterest Bearing Demand Deposits

		$1 Billion	$5 Billion
Up 200 bps	3.95%	3.73%	2.88%
Up 100	2.54	2.40	1.87
(1) The base scenario is equal to the annualized hypothetical percentage change in net interest income at June 30, 2017 as presented in the preceding table.

If rates increased 200 basis points, BB&T could absorb the loss of $18.5 billion, or 34.6%, of noninterest bearing deposits and replace them with managed rate deposits with a beta of 100% before becoming neutral to interest rate changes.

The following table shows the effect that the indicated changes in interest rates would have on EVE. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related and other assets, cash flows and maturities of derivative financial instruments, loan volumes and pricing and deposit sensitivity.

Table 15
EVE Simulation Analysis

	EVE/Assets		Hypothetical Percentage Change in EVE
Change in	June 30,		June 30,
Interest Rates	2017	2016	2017	2016
Up 200 bps	12.1%	10.4%	(0.6)%	5.5%
Up 100	12.4	10.3	1.4	5.2
No Change	12.2	9.8	—	—
Down 25	12.1	9.5	(1.3)	(3.0)
Down 100	11.1	N/A	(9.6)	N/A

Market Risk from Trading Activities

BB&T also manages market risk from trading activities which consists of acting as a financial intermediary to provide its customers access to derivatives, foreign exchange and securities markets. Trading market risk is managed through the use of statistical and non-statistical risk measures and limits. BB&T utilizes a historical VaR methodology to measure and aggregate risks across its covered trading BUs. This methodology uses two years of historical data to estimate economic outcomes for a one-day time horizon at a 99% confidence level. The average 99% one-day VaR and the maximum daily VaR for the three months ended June 30, 2017 and 2016, respectively, were each less than $1 million. Market risk disclosures under Basel II.5 are available in the Additional Disclosures section of the Investor Relations site on BBT.com.

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

The following table presents activity in residential mortgage indemnification, recourse and repurchase reserves:

Table 16
Mortgage Indemnification, Recourse and Repurchase Reserves Activity

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Balance, at beginning of period	$38	$83	$40	$79
Payments	—	(1)	—	(2)
Expense (benefit)	1	(2)	(1)	3
Balance, at end of period	$39	$80	$39	$80

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

BB&T monitors the ability to meet customer demand for funds under both normal and stressed market conditions. In considering its liquidity position, management evaluates BB&T’s funding mix based on client core funding, client rate-sensitive funding and national markets funding. In addition, management also evaluates exposure to rate-sensitive funding sources that mature in one year or less. Management also measures liquidity needs against 30 days of stressed cash outflows for Branch Bank and BB&T. To ensure a strong liquidity position, management maintains a liquid asset buffer of cash on hand and highly liquid unpledged securities. BB&T follows the FRB's enhanced prudential standards for purposes of determining the liquid asset buffer. BB&T’s policy is to use the greater of either 5% of total assets or a range of projected net cash outflows over a 30 day period. As of June 30, 2017 and December 31, 2016, BB&T's liquid asset buffer was 13.0% and 12.6%, respectively, of total assets.

BB&T is considered to be a "modified LCR" holding company. BB&T would be subject to full LCR requirements if its assets were to increase above $250 billion or if it were to be considered internationally active. BB&T produces LCR calculations to effectively manage the position of High-Quality Liquid Assets and the balance sheet deposit mix to optimize BB&T's liquidity position. BB&T's LCR was approximately 122% at June 30, 2017, compared to the regulatory minimum for such entities of 100%, which puts BB&T in full compliance with the rule. The LCR can experience volatility due to issues like maturing debt rolling into the 30 day measurement period, or client inflows and outflows. The daily change in BB&T’s LCR averaged less than 2% during 2017 with a maximum change of approximately 8%.

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

Liquidity at the Parent Company is more susceptible to market disruptions. BB&T prudently manages cash levels at the Parent Company to cover a minimum of one year of projected cash outflows which includes unfunded external commitments, debt service, common and preferred dividends and scheduled debt maturities without the benefit of any new cash infusions. Generally, BB&T maintains a significant buffer above the projected one year of cash outflows. In determining the buffer, BB&T considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, being a source of strength to its banking subsidiary and being able to withstand sustained market disruptions that could limit access to the capital markets. At June 30, 2017 and December 31, 2016, the Parent Company had 30 months and 25 months, respectively, of cash on hand to satisfy projected contractual cash outflows, and 21 months and 19 months, respectively, taking into account common stock dividends.

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

Branch Bank has several major sources of funding to meet its liquidity requirements, including access to capital markets through issuance of senior or subordinated bank notes and institutional CDs, access to the FHLB system, dealer repurchase agreements and repurchase agreements with commercial clients, access to the overnight and term Federal funds markets, use of a Cayman branch facility, access to retail brokered CDs and a borrower in custody program with the FRB for the discount window. At June 30, 2017, Branch Bank has approximately $77.0 billion of secured borrowing capacity, which represents approximately 7.3 times the amount of one year wholesale funding maturities.

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

Table 17
BB&T's Capital Targets

	Operating Target	Stressed Target
CET1 to risk-weighted assets	8.5%	6.0%
Tier 1 capital to risk-weighted assets	10.0	7.5
Total capital to risk-weighted assets	12.0	9.5
Leverage ratio	8.0	5.5

Table 18
Capital Requirements Under Basel III

	Minimum Capital	Well-Capitalized	Minimum Capital Plus Capital Conservation Buffer			BB&T Target
			2017	2018	2019 (1)
CET1 to risk-weighted assets	4.5%	6.5%	5.750%	6.375%	7.000%	8.5%
Tier 1 capital to risk-weighted assets	6.0	8.0	7.250	7.875	8.500	10.0
Total capital to risk-weighted assets	8.0	10.0	9.250	9.875	10.500	12.0
Leverage ratio	4.0	5.0	N/A	N/A	N/A	8.0

(1)	BB&T's goal is to maintain capital levels above the 2019 requirements.

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

Table 19
Preliminary Capital Ratios

(Dollars in millions, except per share data, shares in thousands)	Jun 30, 2017	Dec 31, 2016
Risk-based:
CET1 to risk-weighted assets	10.3%	10.2%
Tier 1 capital to risk-weighted assets	12.1	12.0
Total capital to risk-weighted assets	14.1	14.1
Leverage ratio	10.1	10.0

Non-GAAP capital measure (1):
Tangible common equity per common share	$20.86	$20.18

Calculation of tangible common equity (1):
Total shareholders' equity	$30,349	$29,926
Less:
Preferred stock	3,053	3,053
Noncontrolling interests	42	45
Intangible assets	10,400	10,492
Tangible common equity	$16,854	$16,336

Risk-weighted assets	$177,571	$176,138
Common shares outstanding at end of period	808,093	809,475

(1)
Tangible common equity and related measures are non-GAAP measures. Management uses these measures to assess the quality of capital and believes that investors may find them useful in their analysis of the Company. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies.

The Company's estimated CET1 ratio using the Basel III standardized approach on a fully phased-in basis was 10.2% at June 30, 2017 and 10.0% at December 31, 2016. Capital levels remained strong at June 30, 2017.

BB&T declared total common dividends of $0.30 per share during the second quarter of 2017, which resulted in a dividend payout ratio of 38.4%. The Company also completed $160 million of share repurchases during the second quarter of 2017, which resulted in a total payout ratio of 63.8%. The dividend and total payout ratios were 48.0% and 79.8%, respectively, for the year-to-date period ended June 30, 2017.

The Company previously announced that the FRB accepted its capital plan and did not object to its proposed capital actions. Capital actions, which have been approved by BB&T's Board of Directors, include an increase in the quarterly dividend of $0.03 to $0.33 and cumulative share buybacks of up to $1.88 billion from the third quarter of 2017 through the second quarter of 2018. On July 20, 2017, BB&T entered into an accelerated share repurchase agreement for $920 million of BB&T’s common stock, which is expected to be completed in the third quarter of 2017.

Share Repurchase Activity

The 2015 Repurchase Plan, announced on June 25, 2015, allows for the repurchase of up to 50 million shares of the Company's common stock. Repurchases under the 2015 Repurchase Plan may be effected through open market purchases or privately negotiated transactions. The timing and exact amount of repurchases will be consistent with the Company's capital plan and subject to various factors, including the Company's capital position, liquidity, financial performance, alternative uses of capital, stock trading price and general market conditions, and may be suspended at any time. The 2015 Repurchase Plan does not have an expiration date. Shares that are repurchased pursuant to the 2015 Repurchase Plan constitute authorized but unissued shares of the Company and are therefore available for future issuances. On July 26, 2016, the Company announced that the Board of Directors authorized up to $640 million of share repurchases over a one-year period beginning with the third quarter of 2016. BB&T repurchased approximately 3.7 million shares for $160 million on the open market during the second quarter of 2017.

Table 20
Share Repurchase Activity

(Shares in thousands)	Total Shares Repurchased	Average Price Paid Per Share (1)	Total Shares Purchased Pursuant to Publicly-Announced Plan	Maximum Remaining Number of Shares Available for Repurchase Pursuant to Publicly-Announced Plan
April 2017	2,280	$43.73	2,280	31,590
May 2017	1,385	43.53	1,385	30,205
June 2017	—	—	—	30,205
Total	3,665	43.65	3,665

(1)	Excludes commissions.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 6. EXHIBITS

10.1	BB&T Corporation 2012 Incentive Plan, as amended.
12	Statement re: Computation of Ratios.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Definition Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BB&T CORPORATION (Registrant)

Date:	7/28/2017	By:	/s/ Daryl N. Bible
Daryl N. Bible Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	7/28/2017	By:	/s/ Cynthia B. Powell
Cynthia B. Powell Executive Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location
10.1*	BB&T Corporation 2012 Incentive Plan, as amended.	Incorporated herein by reference to Exhibit 10.1 of the Registration Statement on Form S-8, filed May 25, 2017.
12†	Statement re: Computation of Ratios.	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	XBRL Instance Document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.
* Management compensatory plan or arrangement.
† Exhibit filed with the Securities and Exchange Commission and available upon request.