Form 10-Q
period 2017-09-30
BB&T CORP
filed 2017-10-27
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2017
Commission File Number: 1-10853
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
At September 30, 2017, 788,921,052 shares of the Registrant's common stock, $5 par value, were outstanding.

Glossary of Defined Terms
The following terms may be used throughout this Report, including the consolidated financial statements and related notes.

Term	Definition
2015 Repurchase Plan	Plan for the repurchase of up to 50 million shares of BB&T's common stock
2017 Repurchase Plan	Plan for the repurchase of up to $1.88 billion of BB&T's common stock
ACL	Allowance for credit losses
Acquired from FDIC	Assets of Colonial that were formerly covered under loss sharing agreements
AFS	Available-for-sale
Agency MBS	Mortgage-backed securities issued by a U.S. government agency or GSE
ALLL	Allowance for loan and lease losses
American Coastal	American Coastal Insurance Company
AOCI	Accumulated other comprehensive income (loss)
Basel III	Global regulatory standards on bank capital adequacy and liquidity published by the BCBS
BB&T	BB&T Corporation and subsidiaries
BCBS	Basel Committee on Banking Supervision
BHC	Bank holding company
BHCA	Bank Holding Company Act of 1956, as amended
Branch Bank	Branch Banking and Trust Company
BSA/AML	Bank Secrecy Act/Anti-Money Laundering
BU	Business Unit
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CDI	Core deposit intangible assets
CEO	Chief Executive Officer
CET1	Common equity Tier 1
CFPB	Consumer Financial Protection Bureau
CMO	Collateralized mortgage obligation
Colonial	Collectively, certain assets and liabilities of Colonial Bank acquired by BB&T in 2009
Company	BB&T Corporation and subsidiaries (interchangeable with "BB&T" above)
CRA	Community Reinvestment Act of 1977
CRE	Commercial real estate
CRMC	Credit Risk Management Committee
CROC	Compliance Risk Oversight Committee
DIF	Deposit Insurance Fund administered by the FDIC
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOL	United States Department of Labor
EPS	Earnings per common share
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FATCA	Foreign Account Tax Compliance Act
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHC	Financial Holding Company
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FINRA	Financial Industry Regulatory Authority
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
FTP	Funds transfer pricing
GAAP	Accounting principles generally accepted in the United States of America
GNMA	Government National Mortgage Association
Grandbridge	Grandbridge Real Estate Capital, LLC
GSE	U.S. government-sponsored enterprise
HFI	Held for investment
HMDA	Home Mortgage Disclosure Act

Term	Definition
HTM	Held-to-maturity
IDI	Insured depository institution
IPV	Independent price verification
IRC	Internal Revenue Code
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association, Inc.
LCR	Liquidity Coverage Ratio
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
MBS	Mortgage-backed securities
MRLCC	Market Risk, Liquidity and Capital Committee
MSR	Mortgage servicing right
MSRB	Municipal Securities Rulemaking Board
N/A	Not applicable
National Penn	National Penn Bancshares, Inc., acquired by BB&T effective April 1, 2016
NIM	Net interest margin, computed on a TE basis
NM	Not meaningful
NPA	Nonperforming asset
NPL	Nonperforming loan
NSFR	Net stable funding ratio
NYSE	NYSE Euronext, Inc.
OAS	Option adjusted spread
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
ORMC	Operational Risk Management Committee
OTTI	Other-than-temporary impairment
Parent Company	BB&T Corporation, the parent company of Branch Bank and other subsidiaries
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCI	Purchased credit impaired loans as well as assets of Colonial Bank acquired from the FDIC during 2009, which were formerly covered under loss sharing agreements
Re-REMICs	Re-securitizations of Real Estate Mortgage Investment Conduits
RMC	Risk Management Committee
RMO	Risk Management Organization
RSU	Restricted stock unit
RUFC	Reserve for unfunded lending commitments
SBIC	Small Business Investment Company
SEC	Securities and Exchange Commission
Short-Term Borrowings	Federal funds purchased, securities sold under repurchase agreements and other short-term borrowed funds with original maturities of less than one year
Simulation	Interest sensitivity simulation analysis
Susquehanna	Susquehanna Bancshares, Inc., acquired by BB&T effective August 1, 2015
Swett & Crawford	CGSC North America Holdings Corporation, acquired by BB&T effective April 1, 2016
TBA	To be announced
TDR	Troubled debt restructuring
TE	Taxable-equivalent
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
UPB	Unpaid principal balance
VaR	Value-at-risk
VIE	Variable interest entity

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
BB&T CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	September 30, 2017	December 31, 2016
Assets
Cash and due from banks	$2,195	$1,897
Interest-bearing deposits with banks	428	1,895
Federal funds sold and other cash equivalents	75	144
Restricted cash	429	488
AFS securities at fair value	23,184	26,926
HTM securities (fair value of $23,392 and $16,546 at September 30, 2017 and December 31, 2016, respectively)	23,447	16,680
LHFS at fair value	1,217	1,716
Loans and leases	142,794	143,322
ALLL	(1,478)	(1,489)
Loans and leases, net of ALLL	141,316	141,833

Premises and equipment	2,043	2,107
Goodwill	9,618	9,638
CDI and other intangible assets	745	854
MSRs at fair value	1,044	1,052
Other assets	14,599	14,046
Total assets	$220,340	$219,276

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing deposits	$54,049	$50,697
Interest-bearing deposits	102,086	109,537
Total deposits	156,135	160,234

Short-term borrowings	7,916	1,406
Long-term debt	20,863	21,965
Accounts payable and other liabilities	5,573	5,745
Total liabilities	190,487	189,350

Commitments and contingencies (Note 13)
Shareholders' equity:
Preferred stock, $5 par, liquidation preference of $25,000 per share	3,053	3,053
Common stock, $5 par	3,945	4,047
Additional paid-in capital	8,192	9,104
Retained earnings	15,656	14,809
AOCI, net of deferred income taxes	(1,036)	(1,132)
Noncontrolling interests	43	45
Total shareholders' equity	29,853	29,926
Total liabilities and shareholders' equity	$220,340	$219,276

Common shares outstanding	788,921	809,475
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	126	126
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
BB&T CORPORATION AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended
Unaudited	September 30,		September 30,
(Dollars in millions, except per share data, shares in thousands)	2017	2016	2017	2016
Interest Income
Interest and fees on loans and leases	$1,591	$1,524	$4,632	$4,475
Interest and dividends on securities	276	262	806	803
Interest on other earning assets	10	9	38	43
Total interest income	1,877	1,795	5,476	5,321
Interest Expense
Interest on deposits	91	62	240	190
Interest on short-term borrowings	15	2	22	7
Interest on long-term debt	124	121	323	368
Total interest expense	230	185	585	565
Net Interest Income	1,647	1,610	4,891	4,756
Provision for credit losses	126	148	409	443
Net Interest Income After Provision for Credit Losses	1,521	1,462	4,482	4,313
Noninterest Income
Insurance income	397	410	1,336	1,294
Service charges on deposits	179	172	523	492
Mortgage banking income	114	154	311	356
Investment banking and brokerage fees and commissions	103	101	299	300
Trust and investment advisory revenues	68	68	206	197
Bankcard fees and merchant discounts	70	61	204	177
Checkcard fees	54	50	159	145
Operating lease income	36	34	109	103
Income from bank-owned life insurance	28	35	89	97
FDIC loss share income, net	—	(18)	—	(142)
Other income	117	97	321	246
Securities gains (losses), net
Gross realized gains	17	—	17	45
Gross realized losses	(17)	—	(17)	—
OTTI charges	—	—	—	—
Non-credit portion recognized in OCI	—	—	—	—
Total securities gains (losses), net	—	—	—	45
Total noninterest income	1,166	1,164	3,557	3,310
Noninterest Expense
Personnel expense	1,024	1,006	3,077	2,960
Occupancy and equipment expense	198	203	589	588
Software expense	62	63	177	167
Outside IT services	34	51	122	136
Amortization of intangibles	34	38	108	112
Regulatory charges	40	41	115	103
Professional services	27	27	87	75
Loan-related expense	32	33	98	101
Merger-related and restructuring charges, net	47	43	93	158
Loss (gain) on early extinguishment of debt	—	—	392	(1)
Other expense	247	206	731	654
Total noninterest expense	1,745	1,711	5,589	5,053
Earnings
Income before income taxes	942	915	2,450	2,570
Provision for income taxes	294	273	702	771
Net income	648	642	1,748	1,799
Noncontrolling interests	8	—	12	9
Dividends on preferred stock	43	43	130	123
Net income available to common shareholders	$597	$599	$1,606	$1,667
Basic EPS	$0.75	$0.74	$2.00	$2.08
Diluted EPS	$0.74	$0.73	$1.97	$2.05
Cash dividends declared per share	$0.33	$0.30	$0.93	$0.85
Basic weighted average shares outstanding	794,558	812,521	804,424	802,694
Diluted weighted average shares outstanding	806,124	823,106	816,029	812,407
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
BB&T CORPORATION AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended
Unaudited	September 30,		September 30,
(Dollars in millions)	2017	2016	2017	2016
Net income	$648	$642	$1,748	$1,799
OCI, net of tax:
Change in unrecognized net pension and postretirement costs	8	2	29	24
Change in unrealized net gains (losses) on cash flow hedges	9	21	(27)	(143)
Change in unrealized net gains (losses) on AFS securities	18	(73)	90	224
Change in FDIC's share of unrealized gains/losses on AFS securities	—	137	—	169
Other, net	2	—	4	4
Total OCI	37	87	96	278
Total comprehensive income	$685	$729	$1,844	$2,077

Income Tax Effect of Items Included in OCI:
Change in unrecognized net pension and postretirement costs	$3	$—	$17	$14
Change in unrealized net gains (losses) on cash flow hedges	5	14	(16)	(84)
Change in unrealized net gains (losses) on AFS securities	9	(43)	51	135
Change in FDIC's share of unrealized gains/losses on AFS securities	—	80	—	98
Other, net	—	1	—	1

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
BB&T CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, shares in thousands)	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	AOCI	Noncontrolling Interests	Total Shareholders' Equity
Balance, January 1, 2016	780,337	$2,603	$3,902	$8,365	$13,464	$(1,028)	$34	$27,340
Add (Deduct):
Net income	—	—	—	—	1,790	—	9	1,799
Net change in AOCI	—	—	—	—	—	278	—	278
Stock transactions:
Issued in business combinations	31,666	—	158	905	—	—	—	1,063
Issued in connection with equity awards, net	3,715	—	18	6	—	—	—	24
Issued in connection with preferred stock offerings	—	450						450
Repurchase of common stock	(4,294)	—	(21)	(139)	—	—	—	(160)
Cash dividends declared on common stock	—	—	—	—	(682)	—	—	(682)
Cash dividends declared on preferred stock	—	—	—	—	(123)	—	—	(123)
Equity-based compensation expense	—	—	—	96	—	—	—	96
Other, net	—	—	—	—	10	—	(4)	6
Balance, September 30, 2016	811,424	$3,053	$4,057	$9,233	$14,459	$(750)	$39	$30,091

Balance, January 1, 2017	809,475	$3,053	$4,047	$9,104	$14,809	$(1,132)	$45	$29,926
Add (Deduct):
Net income	—	—	—	—	1,736	—	12	1,748
Net change in AOCI	—	—	—	—	—	96	—	96
Stock transactions:
Issued in connection with equity awards, net	7,201	—	37	67	—	—	—	104
Repurchase of common stock	(27,755)	—	(139)	(1,101)	—	—	—	(1,240)
Cash dividends declared on common stock	—	—	—	—	(747)	—	—	(747)
Cash dividends declared on preferred stock	—	—	—	—	(130)	—	—	(130)
Equity-based compensation expense	—	—	—	109	—	—	—	109
Other, net	—	—	—	13	(12)	—	(14)	(13)
Balance, September 30, 2017	788,921	$3,053	$3,945	$8,192	$15,656	$(1,036)	$43	$29,853

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
BB&T CORPORATION AND SUBSIDIARIES

Unaudited	Nine Months Ended September 30,
(Dollars in millions)	2017	2016
Cash Flows From Operating Activities:
Net income	$1,748	$1,799
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	409	443
Depreciation	305	298
Loss (gain) on early extinguishment of debt	392	(1)
Amortization of intangibles	108	112
Equity-based compensation expense	109	96
(Gain) loss on securities, net	—	(45)
Net change in operating assets and liabilities:
LHFS	499	(1,617)
Trading securities	(341)	188
Other assets, accounts payable and other liabilities	(342)	(369)
Cash paid to terminate FDIC loss share agreements	—	(230)
Other, net	72	(37)
Net cash from operating activities	2,959	637

Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	4,896	4,538
Proceeds from maturities, calls and paydowns of AFS securities	3,707	4,039
Purchases of AFS securities	(4,700)	(9,867)
Proceeds from maturities, calls and paydowns of HTM securities	1,845	5,963
Purchases of HTM securities	(8,640)	(5,122)
Originations and purchases of loans and leases, net of principal collected	(121)	(1,734)
Net cash received (paid) for acquisitions and divestitures	—	(789)
Other, net	(130)	265
Net cash from investing activities	(3,143)	(2,707)

Cash Flows From Financing Activities:
Net change in deposits	(4,084)	4,183
Net change in short-term borrowings	6,510	(923)
Proceeds from issuance of long-term debt	5,500	3,028
Repayment of long-term debt	(6,984)	(4,573)
Net cash from common stock transactions	(1,148)	(144)
Net proceeds from preferred stock issued	—	450
Cash dividends paid on common stock	(747)	(682)
Cash dividends paid on preferred stock	(130)	(123)
Other, net	29	115
Net cash from financing activities	(1,054)	1,331
Net Change in Cash and Cash Equivalents	(1,238)	(739)
Cash and Cash Equivalents at Beginning of Period	3,936	3,711
Cash and Cash Equivalents at End of Period	$2,698	$2,972

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$540	$569
Income taxes	276	706
Noncash investing activities:
Transfers of loans to foreclosed assets	203	189
Stock issued in business combinations	—	1,063

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

Reclassifications

The Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 has been revised to correct errors in the classification of certain transactions related to other assets and other liabilities and were not material to prior consolidated financial statements. The revisions, which had no effect on the net change in cash and cash equivalents, increased cash from operating activities $337 million and decreased cash from investing activities and financing activities $221 million and $116 million, respectively.

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

Revenue from Contracts with Customers - requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance does not have an impact on the components of the Consolidated Statement of Income most closely associated with financial instruments, including securities gains/losses and interest income. BB&T's evaluation of the impact of changes for in-scope items within noninterest income has not identified material changes. The Company continues to evaluate the related changes to disclosures that may be required. The guidance is effective for interim and annual reporting periods beginning after December 15, 2017, and will be adopted using the modified retrospective approach.

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

Derivatives and Hedging - expands the risk management activities that qualify for hedge accounting, and simplifies certain hedge documentation and assessment requirements. Additionally, the guidance eliminates the concept of separately recording hedge ineffectiveness, and expands disclosure requirements of the impact of hedging relationships. This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted.

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

NOTE 3. Securities

The following tables present the amortized cost, gross unrealized gains and losses, and fair values of AFS and HTM securities:

	September 30, 2017
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in millions)		Gains	Losses
AFS securities:
U.S. Treasury	$2,170	$—	$59	$2,111
GSE	188	—	6	182
Agency MBS	19,096	7	427	18,676
States and political subdivisions	1,586	46	33	1,599
Non-agency MBS	402	206	—	608
Other	8	—	—	8
Total AFS securities	$23,450	$259	$525	$23,184

HTM securities:
U.S. Treasury	$1,098	$18	$—	$1,116
GSE	2,197	16	13	2,200
Agency MBS	20,073	62	140	19,995
States and political subdivisions	34	—	—	34
Other	45	2	—	47
Total HTM securities	$23,447	$98	$153	$23,392

	December 31, 2016
	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in millions)		Gains	Losses
AFS securities:
U.S. Treasury	$2,669	$2	$84	$2,587
GSE	190	—	10	180
Agency MBS	21,819	13	568	21,264
States and political subdivisions	2,198	56	49	2,205
Non-agency MBS	446	233	—	679
Other	11	—	—	11
Total AFS securities	$27,333	$304	$711	$26,926

HTM securities:
U.S. Treasury	$1,098	$20	$—	$1,118
GSE	2,197	14	30	2,181
Agency MBS	13,225	40	180	13,085
States and political subdivisions	110	—	—	110
Other	50	2	—	52
Total HTM securities	$16,680	$76	$210	$16,546

Certain investments in marketable debt securities and MBS issued by FNMA and FHLMC exceeded 10% of shareholders' equity at September 30, 2017. The FNMA investments had total amortized cost and fair value of $14.7 billion and $14.4 billion, respectively. The FHLMC investments had total amortized cost and fair value of $9.6 billion and $9.5 billion, respectively.

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

	September 30, 2017
	AFS		HTM
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$254	$254	$—	$—
Due after one year through five years	535	539	1,962	1,987
Due after five years through ten years	2,367	2,305	1,389	1,385
Due after ten years	20,294	20,086	20,096	20,020
Total debt securities	$23,450	$23,184	$23,447	$23,392

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2017
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$459	$2	$1,553	$57	$2,012	$59
GSE	12	—	170	6	182	6
Agency MBS	8,533	118	9,481	309	18,014	427
States and political subdivisions	87	—	408	33	495	33
Total	$9,091	$120	$11,612	$405	$20,703	$525

HTM securities:
GSE	$1,185	$9	$146	$4	$1,331	$13
Agency MBS	9,178	76	1,736	64	10,914	140
Total	$10,363	$85	$1,882	$68	$12,245	$153

	December 31, 2016
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$2,014	$84	$—	$—	$2,014	$84
GSE	180	10	—	—	180	10
Agency MBS	14,842	342	5,138	226	19,980	568
States and political subdivisions	365	7	314	42	679	49
Total	$17,401	$443	$5,452	$268	$22,853	$711

HTM securities:
GSE	$1,762	$30	$—	$—	$1,762	$30
Agency MBS	7,717	178	305	2	8,022	180
Total	$9,479	$208	$305	$2	$9,784	$210

The unrealized losses on U.S. Treasury securities, GSE securities and Agency MBS were the result of increases in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans.

At September 30, 2017, the majority of the unrealized losses on states and political subdivisions securities was the result of fair value hedge basis adjustments that are a component of amortized cost. These securities in an unrealized loss position are evaluated for credit impairment through a qualitative analysis of issuer performance and the primary source of repayment. At September 30, 2017, none of these securities had credit impairment.

NOTE 4. Loans and ACL

During the first quarter of 2017, an other lending subsidiaries portfolio totaling $244 million was acquired. During the second quarter of 2017, residential mortgage loans totaling $300 million were sold, which included $40 million of nonaccrual loans and $199 million of performing TDRs.

The following tables present loans and leases HFI by aging category:

	September 30, 2017
	Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonaccrual	Total
Commercial:
Commercial and industrial	$51,666	$30	$—	$281	$51,977
CRE-income producing properties	14,862	7	—	31	14,900
CRE-construction and development	4,490	1	—	10	4,501
Dealer floor plan	1,607	—	—	—	1,607
Other lending subsidiaries	8,281	17	—	9	8,307
Retail:
Direct retail lending	11,813	55	9	64	11,941
Revolving credit	2,664	22	11	—	2,697
Residential mortgage-nonguaranteed	27,261	320	43	136	27,760
Residential mortgage-government guaranteed	391	135	366	5	897
Sales finance	9,380	66	6	5	9,457
Other lending subsidiaries	7,681	293	—	65	8,039
PCI	600	41	70	—	711
Total	$140,696	$987	$505	$606	$142,794

	December 31, 2016
	Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonaccrual	Total
Commercial:
Commercial and industrial	$51,329	$27	$—	$363	$51,719
CRE-income producing properties	14,492	6	—	40	14,538
CRE-construction and development	3,800	2	—	17	3,819
Dealer floor plan	1,413	—	—	—	1,413
Other lending subsidiaries	7,660	21	—	10	7,691
Retail:
Direct retail lending	11,963	60	6	63	12,092
Revolving credit	2,620	23	12	—	2,655
Residential mortgage-nonguaranteed	28,378	393	79	172	29,022
Residential mortgage-government guaranteed	324	132	443	—	899
Sales finance	11,179	76	6	6	11,267
Other lending subsidiaries	6,931	301	—	65	7,297
PCI	784	36	90	—	910
Total	$140,873	$1,077	$636	$736	$143,322

The following tables present the carrying amount of loans by risk rating. PCI loans are excluded because their related ALLL is determined by loan pool performance:

	September 30, 2017
(Dollars in millions)	Commercial & Industrial	CRE - Income Producing Properties	CRE - Construction & Development	Dealer Floor Plan	Other Lending Subsidiaries
Commercial:
Pass	$50,352	$14,561	$4,408	$1,598	$8,212
Special mention	395	63	44	—	17
Substandard-performing	949	245	39	9	69
Nonperforming	281	31	10	—	9
Total	$51,977	$14,900	$4,501	$1,607	$8,307

	Direct Retail Lending	Revolving Credit	Residential Mortgage	Sales Finance	Other Lending Subsidiaries
Retail:
Performing	$11,877	$2,697	$28,516	$9,452	$7,974
Nonperforming	64	—	141	5	65
Total	$11,941	$2,697	$28,657	$9,457	$8,039

	December 31, 2016
(Dollars in millions)	Commercial & Industrial	CRE - Income Producing Properties	CRE - Construction & Development	Dealer Floor Plan	Other Lending Subsidiaries
Commercial:
Pass	$49,921	$14,061	$3,718	$1,404	$7,604
Special mention	314	124	38	—	33
Substandard-performing	1,121	313	46	9	44
Nonperforming	363	40	17	—	10
Total	$51,719	$14,538	$3,819	$1,413	$7,691

	Direct Retail Lending	Revolving Credit	Residential Mortgage	Sales Finance	Other Lending Subsidiaries
Retail:
Performing	$12,029	$2,655	$29,749	$11,261	$7,232
Nonperforming	63	—	172	6	65
Total	$12,092	$2,655	$29,921	$11,267	$7,297

The following tables present activity in the ACL for the periods presented:

	Three Months Ended September 30, 2017
(Dollars in millions)	Beginning Balance	Charge-Offs	Recoveries	Provision (Benefit)	Ending Balance
Commercial:
Commercial and industrial	$479	$(10)	$7	$3	$479
CRE-income producing properties	140	(2)	1	—	139
CRE-construction and development	23	(2)	2	(1)	22
Dealer floor plan	12	—	—	1	13
Other lending subsidiaries	36	(5)	2	6	39
Retail:
Direct retail lending	100	(16)	6	11	101
Revolving credit	101	(17)	4	13	101
Residential mortgage-nonguaranteed	173	(6)	—	5	172
Residential mortgage-government guaranteed	38	(1)	—	(2)	35
Sales finance	39	(8)	3	3	37
Other lending subsidiaries	314	(95)	11	83	313
PCI	30	(1)	—	(2)	27
ALLL	1,485	(163)	36	120	1,478
RUFC	117	—	—	6	123
ACL	$1,602	$(163)	$36	$126	$1,601

	Three Months Ended September 30, 2016
(Dollars in millions)	Beginning Balance	Charge-Offs	Recoveries	Provision (Benefit)	Ending Balance
Commercial:
Commercial and industrial	$519	$(23)	$6	$21	$523
CRE-income producing properties	116	(5)	3	(2)	112
CRE-construction and development	28	(1)	3	(3)	27
Dealer floor plan	10	—	—	—	10
Other lending subsidiaries	27	(5)	1	5	28
Retail:
Direct retail lending	105	(12)	7	3	103
Revolving credit	98	(18)	5	14	99
Residential mortgage-nonguaranteed	194	(11)	1	—	184
Residential mortgage-government guaranteed	30	(2)	—	9	37
Sales finance	36	(7)	3	4	36
Other lending subsidiaries	279	(86)	11	85	289
PCI	65	—	—	(2)	63
ALLL	1,507	(170)	40	134	1,511
RUFC	96	—	—	14	110
ACL	$1,603	$(170)	$40	$148	$1,621

	Nine Months Ended September 30, 2017
(Dollars in millions)	Beginning Balance	Charge-Offs	Recoveries	Provision (Benefit)	Ending Balance
Commercial:
Commercial and industrial	$500	$(60)	$21	$18	$479
CRE-income producing properties	117	(6)	5	23	139
CRE-construction and development	25	(2)	7	(8)	22
Dealer floor plan	11	(1)	—	3	13
Other lending subsidiaries	29	(15)	4	21	39
Retail:
Direct retail lending	103	(46)	19	25	101
Revolving credit	106	(57)	14	38	101
Residential mortgage-nonguaranteed	186	(36)	1	21	172
Residential mortgage-government guaranteed	41	(3)	—	(3)	35
Sales finance	38	(23)	10	12	37
Other lending subsidiaries	289	(275)	37	262	313
PCI	44	(1)	—	(16)	27
ALLL	1,489	(525)	118	396	1,478
RUFC	110	—	—	13	123
ACL	$1,599	$(525)	$118	$409	$1,601

	Nine Months Ended September 30, 2016
(Dollars in millions)	Beginning Balance	Charge-Offs	Recoveries	Provision (Benefit)	Acquisition	Ending Balance
Commercial:
Commercial and industrial	$466	$(105)	$30	$132	$—	$523
CRE-income producing properties	135	(7)	7	(23)	—	112
CRE-construction and development	37	(1)	9	(18)	—	27
Dealer floor plan	8	—	—	2	—	10
Other lending subsidiaries	22	(17)	5	18	—	28
Retail:
Direct retail lending	105	(37)	20	15	—	103
Revolving credit	104	(53)	15	33	—	99
Residential mortgage-nonguaranteed	194	(26)	3	13	—	184
Residential mortgage-government guaranteed	23	(4)	—	18	—	37
Sales finance	40	(21)	9	8	—	36
Other lending subsidiaries	265	(239)	31	232	—	289
PCI	61	—	—	2	—	63
ALLL	1,460	(510)	129	432	—	1,511
RUFC	90	—	—	11	9	110
ACL	$1,550	$(510)	$129	$443	$9	$1,621

The following table provides a summary of loans that are collectively evaluated for impairment:

	September 30, 2017		December 31, 2016
(Dollars in millions)	Recorded Investment	Related ALLL	Recorded Investment	Related ALLL
Commercial:
Commercial and industrial	$51,594	$451	$51,253	$463
CRE-income producing properties	14,831	134	14,455	112
CRE-construction and development	4,479	20	3,787	21
Dealer floor plan	1,607	13	1,413	11
Other lending subsidiaries	8,295	38	7,678	28
Retail:
Direct retail lending	11,864	93	12,011	93
Revolving credit	2,668	89	2,626	95
Residential mortgage-nonguaranteed	27,316	137	28,488	136
Residential mortgage-government guaranteed	515	7	466	8
Sales finance	9,443	36	11,251	37
Other lending subsidiaries	7,767	264	7,057	249
PCI	711	27	910	44
Total	$141,090	$1,309	$141,395	$1,297

The following tables set forth certain information regarding impaired loans, excluding PCI and LHFS, that were individually evaluated for impairment:

Nine Months Ended September 30, 2017	Recorded Investment	UPB	Related ALLL	Average Recorded Investment	Interest Income Recognized
(Dollars in millions)
With no related ALLL recorded:
Commercial:
Commercial and industrial	$180	$207	$—	$193	$—
CRE-income producing properties	17	20	—	26	—
CRE-construction and development	7	8	—	11	—
Dealer floor plan	—	—	—	3	—
Other lending subsidiaries	3	5	—	3	—
Retail:
Direct retail lending	21	45	—	16	1
Residential mortgage-nonguaranteed	119	162	—	104	3
Residential mortgage-government guaranteed	4	4	—	3	—
Sales finance	1	2	—	1	—
Other lending subsidiaries	4	10	—	4	—
With an ALLL recorded:
Commercial:
Commercial and industrial	203	204	28	236	4
CRE-income producing properties	52	53	5	56	1
CRE-construction and development	15	15	2	19	—
Dealer floor plan	—	—	—	—	—
Other lending subsidiaries	9	9	1	7	—
Retail:
Direct retail lending	56	57	8	63	3
Revolving credit	29	29	12	29	1
Residential mortgage-nonguaranteed	325	332	35	407	13
Residential mortgage-government guaranteed	378	379	28	405	12
Sales finance	13	13	1	14	—
Other lending subsidiaries	268	269	49	243	29
Total	$1,704	$1,823	$169	$1,843	$67

As of / For The Year Ended December 31, 2016	Recorded Investment	UPB	Related ALLL	Average Recorded Investment	Interest Income Recognized
(Dollars in millions)
With no related ALLL recorded:
Commercial:
Commercial and industrial	$201	$225	$—	$217	$1
CRE-income producing properties	25	27	—	16	—
CRE-construction and development	10	11	—	8	—
Dealer floor plan	—	—	—	—	—
Other lending subsidiaries	4	6	—	6	—
Retail:
Direct retail lending	13	38	—	12	1
Residential mortgage-nonguaranteed	94	141	—	97	4
Residential mortgage-government guaranteed	3	3	—	3	—
Sales finance	1	2	—	1	—
Other lending subsidiaries	4	9	—	4	—
With an ALLL recorded:
Commercial:
Commercial and industrial	265	269	37	259	5
CRE-income producing properties	58	61	5	68	2
CRE-construction and development	22	22	4	22	1
Dealer floor plan	—	—	—	—	—
Other lending subsidiaries	9	9	1	5	—
Retail:
Direct retail lending	68	69	10	71	4
Revolving credit	29	29	11	31	1
Residential mortgage-nonguaranteed	440	451	50	383	16
Residential mortgage-government guaranteed	430	431	33	360	14
Sales finance	15	15	1	16	1
Other lending subsidiaries	236	239	40	206	32
Total	$1,927	$2,057	$192	$1,785	$82

The following table presents a summary of TDRs, including trial modifications, all of which are considered impaired:

(Dollars in millions)	Sep 30, 2017	Dec 31, 2016
Performing TDRs:
Commercial:
Commercial and industrial	$60	$55
CRE-income producing properties	13	16
CRE-construction and development	9	9
Retail:
Direct retail lending	63	67
Revolving credit	29	29
Residential mortgage-nonguaranteed	229	336
Residential mortgage-government guaranteed	380	433
Sales finance	13	16
Other lending subsidiaries	256	226
Total performing TDRs	1,052	1,187
Nonperforming TDRs (also included in NPL disclosures)	203	184
Total TDRs	$1,255	$1,371
ALLL attributable to TDRs	$140	$146

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

	Three Months Ended September 30,
	2017			2016
	Types of Modifications		Impact To ALLL	Types of Modifications		Impact To ALLL
(Dollars in millions)	Rate	Structure		Rate	Structure
Newly Designated TDRs:
Commercial:
Commercial and industrial	$17	$36	$1	$8	$23	$1
CRE-income producing properties	—	4	—	—	1	—
CRE-construction and development	—	1	—	—	3	—
Retail:
Direct retail lending	2	1	—	5	—	—
Revolving credit	5	—	1	4	—	1
Residential mortgage-nonguaranteed	25	17	2	30	22	2
Residential mortgage-government guaranteed	54	—	3	118	—	7
Sales finance	—	1	—	—	2	—
Other lending subsidiaries	62	—	8	44	—	6
Re-modification of Previously Designated TDRs	63	4	—	19	16	—

	Nine Months Ended September 30,
	2017			2016
	Types of Modifications		Impact To ALLL	Types of Modifications		Impact To ALLL
(Dollars in millions)	Rate	Structure		Rate	Structure
Newly Designated TDRs:
Commercial:
Commercial and industrial	$72	$92	$3	$99	$39	$3
CRE-income producing properties	6	8	—	4	8	—
CRE-construction and development	8	2	1	1	4	—
Retail:
Direct retail lending	7	3	—	10	1	—
Revolving credit	14	—	3	13	—	3
Residential mortgage-nonguaranteed	119	29	12	65	36	5
Residential mortgage-government guaranteed	170	—	9	217	—	12
Sales finance	—	5	—	—	5	—
Other lending subsidiaries	140	—	16	118	—	16
Re-Modification of Previously Designated TDRs	148	26	—	48	26	—

Charge-offs and forgiveness of principal and interest for TDRs were immaterial for all periods presented.

The pre-default balance for modifications that had been classified as TDRs during the previous 12 months that experienced a payment default was $26 million and $19 million for the three months ended September 30, 2017 and 2016, respectively, and $71 million and $52 million for the nine months ended September 30, 2017 and 2016, respectively. Payment default is defined as movement of the TDR to nonaccrual status, foreclosure or charge-off, whichever occurs first.

Information about PCI loans is presented in the following table:

	Nine Months Ended September 30, 2017		Year Ended December 31, 2016
(Dollars in millions)	Purchased Impaired	Purchased Nonimpaired	Purchased Impaired	Purchased Nonimpaired
Accretable yield at beginning of period	$253	$155	$189	$176
Additions	—	—	36	—
Accretion	(67)	(44)	(134)	(73)
Other, net	25	30	162	52
Accretable yield at end of period	$211	$141	$253	$155

Carrying value at end of period	$464	$247	$614	$296
Outstanding UPB at end of period	719	343	910	423

The following table presents additional information about loans and leases:

(Dollars in millions)	Sep 30, 2017	Dec 31, 2016
Unearned income, discounts and net deferred loan fees and costs, excluding PCI	$143	$265
Residential mortgage loans in process of foreclosure	305	366

NOTE 5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill attributable to operating segments are reflected in the table below:

(Dollars in millions)	Community Banking	Residential Mortgage Banking	Dealer Financial Services	Specialized Lending	Insurance Holdings	Financial Services	Total
Goodwill, January 1, 2017	$7,032	$416	$111	$113	$1,752	$214	$9,638
Adjustments	(12)	6	—	(9)	(5)	—	(20)
Goodwill, September 30, 2017	$7,020	$422	$111	$104	$1,747	$214	$9,618

The adjustments to goodwill were primarily the result of finalizing the purchase price allocation for National Penn and Swett & Crawford.

The following table, which excludes fully amortized intangibles, presents information for identifiable intangible assets:

	September 30, 2017			December 31, 2016
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
CDI	$825	$(614)	$211	$825	$(565)	$260
Other, primarily customer relationship intangibles	1,246	(712)	534	1,249	(655)	594
Total	$2,071	$(1,326)	$745	$2,074	$(1,220)	$854

NOTE 6. Loan Servicing

Residential Mortgage Banking Activities

The following tables summarize residential mortgage banking activities:

(Dollars in millions)	Sep 30, 2017	Dec 31, 2016
UPB of residential mortgage and home equity loan servicing portfolio	$118,736	$121,639
UPB of residential mortgage loans serviced for others (primarily agency conforming fixed rate)	89,391	90,325
Mortgage loans sold with recourse	514	578
Maximum recourse exposure from mortgage loans sold with recourse liability	261	282
Indemnification, recourse and repurchase reserves	39	40

	As of / For The Nine Months Ended September 30,
(Dollars in millions)	2017	2016
UPB of residential mortgage loans sold from LHFS	$9,478	$11,098
Pre-tax gains recognized on mortgage loans sold and held for sale	114	105
Servicing fees recognized from mortgage loans serviced for others	197	201
Approximate weighted average servicing fee on the outstanding balance of residential mortgage loans serviced for others	0.28%	0.28%
Weighted average interest rate on mortgage loans serviced for others	4.00	4.06

During the third quarter of 2016, the Company paid $83 million to settle certain FHA loan origination and quality control matters pursuant to an agreement with the Department of Justice. In addition, the Company separately received recoveries of $71 million, resulting in a net benefit of $73 million for the third quarter of 2016, which was included in other expense on the Consolidated Statements of Income.

	Nine Months Ended September 30,
(Dollars in millions)	2017	2016
Residential MSRs, carrying value, beginning of period	$915	$880
Additions	93	99
Change in fair value due to changes in valuation inputs or assumptions:
Prepayment speeds	(56)	(180)
OAS	47	9
Servicing costs	9	2
Realization of expected net servicing cash flows, passage of time and other	(104)	(103)
Residential MSRs, carrying value, end of period	$904	$707

Gains (losses) on derivative financial instruments used to mitigate the income statement effect of changes in residential MSR fair value	$12	$224

The sensitivity of the fair value of the residential MSRs to changes in key assumptions is included in the accompanying table:

	September 30, 2017			December 31, 2016
	Range		Weighted Average	Range		Weighted Average
(Dollars in millions)	Min	Max		Min	Max
Prepayment speed	7.6%	10.2%	9.3%	7.5%	8.4%	8.1%
Effect on fair value of a 10% increase			$(32)			$(28)
Effect on fair value of a 20% increase			(62)			(54)

OAS	8.4%	8.9%	8.5%	9.8%	10.2%	10.0%
Effect on fair value of a 10% increase			$(28)			$(33)
Effect on fair value of a 20% increase			(54)			(64)

Composition of loans serviced for others:
Fixed-rate residential mortgage loans			99.1%			99.1%
Adjustable-rate residential mortgage loans			0.9			0.9
Total			100.0%			100.0%

Weighted average life			6.4 years			7.0 years

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

Commercial Mortgage Banking Activities

The following table summarizes commercial mortgage banking activities for the periods presented:

(Dollars in millions)	Sep 30, 2017	Dec 31, 2016
UPB of CRE mortgages serviced for others	$28,122	$29,333
CRE mortgages serviced for others covered by recourse provisions	4,307	4,240
Maximum recourse exposure from CRE mortgages sold with recourse liability	1,244	1,272
Recorded reserves related to recourse exposure	6	7
CRE mortgages originated during the year-to-date period	4,969	7,145
Commercial MSRs at fair value	140	137

NOTE 7. Deposits

A summary of deposits is presented in the accompanying table:

(Dollars in millions)	Sep 30, 2017	Dec 31, 2016
Noninterest-bearing deposits	$54,049	$50,697
Interest checking	26,575	30,263
Money market and savings	60,904	64,883
Time deposits	14,607	14,391
Total deposits	$156,135	$160,234

Time deposits $100,000 and greater	$6,542	$5,394
Time deposits $250,000 and greater	3,831	2,179

NOTE 8. Long-Term Debt

The following table presents a summary of long-term debt:

	Sep 30, 2017							Dec 31, 2016
				Stated Rate		Effective Rate	Carrying	Carrying
(Dollars in millions)	Maturity			Min	Max		Amount	Amount
BB&T Corporation
Fixed rate senior notes	2018	to	2024	1.45%	6.85%	2.63%	$7,079	$7,600
Floating rate senior notes	2018		2022	1.89	2.18	2.03	2,247	1,898
Fixed rate subordinated notes	2019		2022	3.95	5.25	1.71	946	1,338
Branch Bank
Fixed rate senior notes	2018		2022	1.45	2.85	2.36	4,930	4,209
Floating rate senior notes	2019		2020	1.75	1.84	1.84	849	250
Fixed rate subordinated notes	2025		2026	3.63	3.80	3.43	2,142	2,138
Floating rate subordinated notes				—	—	—	—	262
FHLB advances (1)	2017		2034	—	6.38	1.30	2,495	4,118
Other long-term debt							175	152
Total long-term debt							$20,863	$21,965

(1)	FHLB advances had a weighted average maturity of 4.1 years at September 30, 2017.

The effective rates above reflect the impact of fair value hedges and debt issuance costs. Subordinated notes with a remaining maturity of one year or greater qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.

During the first quarter of 2017, Branch Bank terminated FHLB advances totaling $2.9 billion of par value, which resulted in a pre-tax loss on early extinguishment of debt totaling $392 million.

During October 2017, BB&T issued $2.3 billion of fixed and floating rate debt with maturities ranging from 2021 to 2024.

NOTE 9. Shareholders' Equity

The activity relating to restricted shares/units during the period is presented in the following table:

(Shares in thousands)	Restricted Shares/Units	Wtd. Avg. Grant Date Fair Value
Nonvested at January 1, 2017	13,516	$29.39
Granted	3,909	42.88
Vested	(3,832)	27.18
Forfeited	(285)	33.01
Nonvested at September 30, 2017	13,308	33.92
Expected to vest at September 30, 2017	12,297	33.92

NOTE 10. AOCI

Activity within AOCI is presented in the following tables:

	Three Months Ended September 30, 2017
(Dollars in millions)	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	Other, net	Total
AOCI balance, July 1, 2017	$(743)	$(128)	$(187)	$(15)	$(1,073)
OCI before reclassifications, net of tax	1	1	19	2	23
Amounts reclassified from AOCI:
Before tax (1)	11	13	(2)	—	22
Tax effect	4	5	(1)	—	8
Amounts reclassified, net of tax	7	8	(1)	—	14
Net change in AOCI	8	9	18	2	37
AOCI balance, September 30, 2017	$(735)	$(119)	$(169)	$(13)	$(1,036)

	Three Months Ended September 30, 2016
(Dollars in millions)	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total
AOCI balance, July 1, 2016	$(701)	$(247)	$263	$(137)	$(15)	$(837)
OCI before reclassifications, net of tax	(9)	23	(72)	137	—	79
Amounts reclassified from AOCI:
Before tax (1)	18	(3)	(2)	—	1	14
Tax effect	7	(1)	(1)	—	1	6
Amounts reclassified, net of tax	11	(2)	(1)	—	—	8
Net change in AOCI	2	21	(73)	137	—	87
AOCI balance, September 30, 2016	$(699)	$(226)	$190	$—	$(15)	$(750)

	Nine Months Ended September 30, 2017
(Dollars in millions)	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	Other, net	Total
AOCI balance, January 1, 2017	$(764)	$(92)	$(259)	$(17)	$(1,132)
OCI before reclassifications, net of tax	—	(26)	99	4	77
Amounts reclassified from AOCI:
Before tax (1)	46	(1)	(15)	—	30
Tax effect	17	—	(6)	—	11
Amounts reclassified, net of tax	29	(1)	(9)	—	19
Net change in AOCI	29	(27)	90	4	96
AOCI balance, September 30, 2017	$(735)	$(119)	$(169)	$(13)	$(1,036)

	Nine Months Ended September 30, 2016
(Dollars in millions)	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total
AOCI balance, January 1, 2016	$(723)	$(83)	$(34)	$(169)	$(19)	$(1,028)
OCI before reclassifications, net of tax	(8)	(154)	280	148	3	269
Amounts reclassified from AOCI:
Before tax (1)	51	18	(90)	33	2	14
Tax effect	19	7	(34)	12	1	5
Amounts reclassified, net of tax	32	11	(56)	21	1	9
Net change in AOCI	24	(143)	224	169	4	278
AOCI balance, September 30, 2016	$(699)	$(226)	$190	$—	$(15)	$(750)

(1)
Amounts related to unrecognized net pension and postretirement costs are included in personnel expense, amounts related to unrealized net gains (losses) on cash flow hedges are included in net interest income, amounts related to unrealized net gains (losses) on AFS securities are included in net interest income and securities gains/losses when realized, amounts related to FDIC's share of unrealized gains (losses) on AFS securities are included in FDIC loss share income, net and amounts related to other, net are primarily included in net interest income in the Consolidated Statements of Income.

NOTE 11. Income Taxes

The effective tax rates for the three months ended September 30, 2017 and 2016 were 31.2% and 29.8%, respectively.

The effective tax rates for the nine months ended September 30, 2017 and 2016 were 28.7% and 30.0%, respectively. The effective tax rate for the nine months ended September 30, 2017 was lower than the corresponding period in 2016 primarily due to the excess tax benefits from equity-based compensation plans and the tax benefits associated with using the marginal income tax rate for the loss on the early extinguishment of debt.

NOTE 12. Benefit Plans

	Three Months Ended September 30,
	Qualified Plans		Nonqualified Plans
(Dollars in millions)	2017	2016	2017	2016
Service cost	$45	$44	$2	$3
Interest cost	43	41	5	5
Estimated return on plan assets	(93)	(82)	—	—
Amortization and other	14	18	4	3
Net periodic benefit cost	$9	$21	$11	$11

	Nine Months Ended September 30,
	Qualified Plans		Nonqualified Plans
(Dollars in millions)	2017	2016	2017	2016
Service cost	$143	$130	$9	$9
Interest cost	130	122	14	14
Estimated return on plan assets	(278)	(244)	—	—
Amortization and other	47	51	10	9
Net periodic benefit cost	$42	$59	$33	$32

BB&T makes contributions to the qualified pension plans in amounts between the minimum required for funding and the maximum deductible for federal income tax purposes. Discretionary contributions totaling $347 million were made during the nine months ended September 30, 2017. There are no required contributions for the remainder of 2017, though BB&T may elect to make additional discretionary contributions.

NOTE 13. Commitments and Contingencies

(Dollars in millions)	Sep 30, 2017	Dec 31, 2016
Letters of credit	$2,658	$2,786
Carrying amount of the liability for letters of credit	22	27

Investments in affordable housing and historic building rehabilitation projects:
Carrying amount	2,018	1,719
Amount of future funding commitments included in carrying amount	971	738
Lending exposure	547	495
Tax credits subject to recapture	450	413

Private equity investments	426	362
Future funding commitments to private equity investments	136	197

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

(Dollars in millions)	Sep 30, 2017	Dec 31, 2016
Pledged securities	$14,457	$15,549
Pledged loans	74,411	75,015

NOTE 14. Fair Value Disclosures

The following tables present fair value information for assets and liabilities measured at fair value on a recurring basis:

	September 30, 2017
(Dollars in millions)	Total	Level 1	Level 2	Level 3
Assets:
Trading securities	$1,089	$346	$743	$—
AFS securities:
U.S. Treasury	2,111	—	2,111	—
GSE	182	—	182	—
Agency MBS	18,676	—	18,676	—
States and political subdivisions	1,599	—	1,599	—
Non-agency MBS	608	—	151	457
Other	8	5	3	—
Total AFS securities	23,184	5	22,722	457
LHFS	1,217	—	1,217	—
MSRs	1,044	—	—	1,044
Derivative assets:
Interest rate contracts	523	—	515	8
Foreign exchange contracts	5	—	5	—
Total derivative assets	528	—	520	8
Private equity investments	413	—	—	413
Total assets	$27,475	$351	$25,202	$1,922
Liabilities:
Derivative liabilities:
Interest rate contracts	$725	$1	$721	$3
Foreign exchange contracts	6	—	6	—
Total derivative liabilities	731	1	727	3
Securities sold short	82	—	82	—
Total liabilities	$813	$1	$809	$3

	December 31, 2016
(Dollars in millions)	Total	Level 1	Level 2	Level 3
Assets:
Trading securities	$748	$324	$424	$—
AFS securities:
U.S. Treasury	2,587	—	2,587	—
GSE	180	—	180	—
Agency MBS	21,264	—	21,264	—
States and political subdivisions	2,205	—	2,205	—
Non-agency MBS	679	—	172	507
Other	11	8	3	—
Total AFS securities	26,926	8	26,411	507
LHFS	1,716	—	1,716	—
MSRs	1,052	—	—	1,052
Derivative assets:
Interest rate contracts	814	—	807	7
Foreign exchange contracts	8	—	8	—
Total derivative assets	822	—	815	7
Private equity investments	362	—	—	362
Total assets	$31,626	$332	$29,366	$1,928
Liabilities:
Derivative liabilities:
Interest rate contracts	$998	$—	$978	$20
Foreign exchange contracts	5	—	5	—
Total derivative liabilities	1,003	—	983	20
Securities sold short	137	—	137	—
Total liabilities	$1,140	$—	$1,120	$20

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

The following tables summarize activity for Level 3 assets and liabilities:

	Three Months Ended September 30, 2017
(Dollars in millions)	Non-agency MBS	MSRs	Net Derivatives	Private Equity Investments
Balance at July 1, 2017	$474	$1,052	$3	$394
Total realized and unrealized gains (losses):
Included in earnings (1)	8	4	11	21
Included in unrealized net holding gains (losses) in OCI	(7)	—	—	—
Purchases	—	—	—	9
Issuances	—	30	15	—
Sales	—	—	—	(11)
Settlements	(18)	(42)	(24)	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at September 30, 2017	$457	$1,044	$5	$413

Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2017	$9	$4	$5	$16

	Three Months Ended September 30, 2016
(Dollars in millions)	Non-agency MBS	MSRs	Net Derivatives	Private Equity Investments
Balance at July 1, 2016	$559	$785	$33	$353
Total realized and unrealized gains (losses):
Included in earnings (1)	6	42	45	3
Included in unrealized net holding gains (losses) in OCI	(5)	—	—	—
Purchases	—	—	—	15
Issuances	—	44	22	—
Sales	—	—	—	(29)
Settlements	(21)	(43)	(80)	(2)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at September 30, 2016	$539	$828	$20	$340

Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2016	$6	$42	$20	$1

	Nine Months Ended September 30, 2017
(Dollars in millions)	Non-agency MBS	MSRs	Net Derivatives	Private Equity Investments
Balance at January 1, 2017	$507	1,052	$(13)	$362
Total realized and unrealized gains (losses):
Included in earnings (1)	31	24	30	26
Included in unrealized net holding gains (losses) in OCI	(27)	—	—	—
Purchases	—	—	—	84
Issuances	—	93	39	—
Sales	—	—	—	(41)
Settlements	(54)	(125)	(51)	(5)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	(13)
Balance at September 30, 2017	$457	$1,044	$5	$413

Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2017	$31	$24	$5	$16

	Nine Months Ended September 30, 2016
(Dollars in millions)	Non-agency MBS	MSRs	Net Derivatives	Private Equity Investments
Balance at January 1, 2016	$626	$880	$4	$289
Total realized and unrealized gains (losses):
Included in earnings (1)	38	(154)	101	6
Included in unrealized net holding gains (losses) in OCI	(50)	—	—	—
Purchases	—	—	—	89
Issuances	—	100	85	—
Sales	—	—	—	(37)
Settlements	(75)	(121)	(170)	(7)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Adoption of fair value option for commercial MSRs	—	123	—	—
Balance at September 30, 2016	$539	$828	$20	$340

Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2016	$38	$(154)	$20	$1

(1)
Amounts related to non-agency MBS are included in interest income, amounts related to MSRs and net derivatives are primarily included in mortgage banking income and amounts related to private equity investments are included in other income in the Consolidated Statements of Income.

BB&T’s policy is to recognize transfers between levels as of the end of a reporting period.

The non-agency MBS categorized as Level 3 represent ownership interest in various tranches of Re-REMIC trusts. These securities are valued at a discount, which is unobservable in the market, to the fair value of the underlying securities owned by the trusts. The Re-REMIC tranches do not have an active market and therefore are categorized as Level 3. At September 30, 2017, the fair value of Re-REMIC non-agency MBS represented a discount of 18.5% to the fair value of the underlying securities owned by the Re-REMIC trusts.

The majority of private equity investments are in SBIC qualified funds, which primarily focus on equity and subordinated debt investments in privately-held middle market companies. The majority of these VIE investments are not redeemable and distributions are received as the underlying assets of the funds liquidate. The timing of distributions, which are expected to occur on various dates through 2026, is uncertain and dependent on various events such as recapitalizations, refinance transactions and ownership changes among others. Excluding the investment of future funds, BB&T estimates these investments have a weighted average remaining life of approximately three years; however, the timing and amount of distributions may vary significantly. As of September 30, 2017, restrictions on the ability to sell the investments include, but are not limited to, consent of a majority member or general partner approval for transfer of ownership. These investments are spread over numerous privately-held middle market companies, and thus the sensitivity to a change in fair value for any single investment is limited. The significant unobservable inputs for these investments are EBITDA multiples that ranged from 5x to 12x, with a weighted average of 8x, at September 30, 2017.

The following table details the fair value and UPB of LHFS that were elected to be carried at fair value:

	September 30, 2017			December 31, 2016
(Dollars in millions)	Fair Value	Aggregate UPB	Difference	Fair Value	Aggregate UPB	Difference
LHFS reported at fair value	$1,217	$1,197	$20	$1,716	$1,736	$(20)

Excluding government guaranteed, LHFS that were in nonaccrual status or 90 days or more past due and still accruing interest were not material at September 30, 2017.

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

	September 30, 2017			September 30, 2016
		Valuation Adjustments			Valuation Adjustments
(Dollars in millions)	Carrying Value	Three Months Ended	Nine Months Ended	Carrying Value	Three Months Ended	Nine Months Ended
Impaired loans	$198	$(4)	$(18)	$314	$(22)	$(76)
Foreclosed real estate	46	(66)	(192)	58	(59)	(160)

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

Financial assets and liabilities not recorded at fair value are summarized below:

	September 30, 2017
(Dollars in millions)	Carrying Amount	Total Fair Value	Level 2	Level 3
Financial assets:
HTM securities	$23,447	$23,392	$23,392	$—
Loans and leases HFI, net of ALLL	141,316	141,258	—	141,258

Financial liabilities:
Deposits	156,135	156,234	156,234	—
Long-term debt	20,863	21,117	21,117	—

	December 31, 2016
(Dollars in millions)	Carrying Amount	Total Fair Value	Level 2	Level 3
Financial assets:
HTM securities	$16,680	$16,546	$16,546	$—
Loans and leases HFI, net of ALLL	141,833	142,044	—	142,044

Financial liabilities:
Deposits	160,234	160,403	160,403	—
Long-term debt	21,965	22,423	22,423	—

The following is a summary of selected information pertaining to off-balance sheet financial instruments:

	September 30, 2017		December 31, 2016
(Dollars in millions)	Notional/Contract Amount	Fair Value	Notional/Contract Amount	Fair Value
Commitments to extend, originate or purchase credit	$67,529	$274	$64,395	$250
Residential mortgage loans sold with recourse	514	6	578	7
Other loans sold with recourse	4,307	6	4,240	7
Letters of credit	2,658	22	2,786	27

NOTE 15. Derivative Financial Instruments

The following table presents the notional amount and estimated fair value of derivative instruments:

		September 30, 2017			December 31, 2016
	Hedged Item or Transaction	Notional Amount	Fair Value		Notional Amount	Fair Value
(Dollars in millions)			Gain	Loss		Gain	Loss
Cash flow hedges:
Interest rate contracts:
Pay fixed swaps	3 mo. LIBOR funding	$6,500	$—	$(200)	$7,050	$—	$(187)

Fair value hedges:
Interest rate contracts:
Receive fixed swaps	Long-term debt	12,827	157	(93)	12,099	202	(100)
Options	Long-term debt	5,337	—	(1)	2,790	—	(1)
Pay fixed swaps	Commercial loans	374	3	(1)	346	4	(2)
Pay fixed swaps	Municipal securities	231	—	(81)	231	—	(83)
Total		18,769	160	(176)	15,466	206	(186)

Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Receive fixed swaps		10,800	195	(37)	9,989	235	(44)
Pay fixed swaps		10,930	35	(212)	10,263	43	(252)
Other swaps		1,025	2	(3)	1,086	2	(5)
Other		792	2	(2)	709	2	(2)
Forward commitments		6,138	8	(5)	5,972	29	(28)
Foreign exchange contracts		533	5	(6)	669	8	(5)
Total		30,218	247	(265)	28,688	319	(336)

Mortgage banking:
Interest rate contracts:
Interest rate lock commitments		1,528	8	(3)	2,219	7	(20)
When issued securities, forward rate agreements and forward commitments		3,434	8	(3)	6,683	51	(14)
Other		193	2	—	449	2	(1)
Total		5,155	18	(6)	9,351	60	(35)

MSRs:
Interest rate contracts:
Receive fixed swaps		4,026	48	(40)	5,034	18	(236)
Pay fixed swaps		3,080	6	(38)	3,768	56	(7)
Options		2,930	48	(1)	5,710	160	(8)
When issued securities, forward rate agreements and forward commitments		1,776	1	(5)	3,210	3	(8)
Other		30	—	—	—	—	—
Total		11,842	103	(84)	17,722	237	(259)
Total derivatives not designated as hedges		47,215	368	(355)	55,761	616	(630)
Total derivatives		$72,484	528	(731)	$78,277	822	(1,003)

Gross amounts not offset in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements not offset due to policy election			(306)	306		(443)	443
Cash collateral (received) posted			(40)	375		(119)	450
Net amount			$182	$(50)		$260	$(110)

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

No portion of the change in fair value of derivatives designated as hedges has been excluded from effectiveness testing. The ineffective portion was immaterial for all periods presented. The following tables present the effective portion of hedging derivative instruments on the consolidated statements of income:

	Three Months Ended September 30,
	Pre-tax Gain (Loss) Recognized in OCI		Location of Amounts Reclassified from AOCI into Income	Pre-tax Gain (Loss) Reclassified from AOCI into Income

(Dollars in millions)	2017	2016		2017	2016
Cash flow hedges:
Interest rate contracts	$1	$38	Total interest expense	$(13)	$3

				Pre-tax Gain (Loss) Recognized in Income
			Location of Amounts Recognized in Income
				2017	2016
Fair value hedges:
Interest rate contracts			Total interest income	$(3)	$(5)
Interest rate contracts			Total interest expense	30	58
Total				$27	$53

Not designated as hedges:
Client-related and other risk management:
Interest rate contracts			Other noninterest income	$11	$15
Foreign exchange contracts			Other noninterest income	5	(1)
Mortgage banking:
Interest rate contracts			Mortgage banking income	(3)	17
MSRs:
Interest rate contracts			Mortgage banking income	10	3
Total				$23	$34

	Nine Months Ended September 30,
	Pre-tax Gain (Loss) Recognized in OCI		Location of Amounts Reclassified from AOCI into Income	Pre-tax Gain (Loss) Reclassified from AOCI into Income

(Dollars in millions)	2017	2016		2017	2016
Cash Flow Hedges:
Interest rate contracts	$(42)	$(245)	Total interest expense	$1	$(18)

				Pre-tax Gain (Loss) Recognized in Income
			Location of Amounts Recognized in Income
				2017	2016
Fair Value Hedges:
Interest rate contracts			Total interest income	$(12)	$(13)
Interest rate contracts			Total interest expense	118	177
Total				$106	$164

Not Designated as Hedges:
Client-related and other risk management:
Interest rate contracts			Other noninterest income	$38	$23
Foreign exchange contracts			Other noninterest income	—	4
Mortgage Banking:
Interest rate contracts			Mortgage banking income	(8)	(2)
MSRs:
Interest rate contracts			Mortgage banking income	13	232
Total				$43	$257

The following table provides a summary of derivative strategies and the related accounting treatment:

	Cash Flow Hedges	Fair Value Hedges	Derivatives Not Designated as Hedges
Risk exposure	Variability in cash flows of interest payments on floating rate business loans, overnight funding and various LIBOR funding instruments.	Changes in value on fixed rate long-term debt, CDs, FHLB advances, loans and state and political subdivision securities due to changes in interest rates.
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
Not applicable
Treatment if transaction is no longer probable of occurring during forecast period or within a short period thereafter	Hedge accounting is ceased and any gain or loss in AOCI is reported in earnings immediately.	Not applicable	Not applicable

The following table presents information about BB&T's cash flow and fair value hedges:

(Dollars in millions)	Sep 30, 2017	Dec 31, 2016
Cash flow hedges:
Net unrecognized after-tax loss on active hedges recorded in AOCI	$(125)	$(118)
Net unrecognized after-tax gain on terminated hedges recorded in AOCI (to be recognized in earnings through 2022)	6	26
Estimated portion of net after-tax gain (loss) on active and terminated hedges to be reclassified from AOCI into earnings during the next 12 months	(34)	(4)
Maximum time period over which BB&T has hedged a portion of the variability in future cash flows for forecasted transactions excluding those transactions relating to the payment of variable interest on existing instruments
	5 years	6 years
Fair value hedges:
Unrecognized pre-tax net gain on terminated hedges (to be recognized as interest primarily through 2019)	$142	$169
Portion of pre-tax net gain on terminated hedges to be recognized as a change in interest during the next 12 months	50	56

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

Derivatives Credit Risk – Central Clearing Parties

Certain derivatives are cleared through central clearing parties that require initial margin collateral, as well as collateral for trades in a net loss position. Initial margin collateral requirements are established by central clearing parties on varying bases, with such amounts generally designed to offset the risk of non-payment. Initial margin is generally calculated by applying the maximum loss experienced in value over a specified time horizon to the portfolio of existing trades. The central clearing party used for TBA transactions does not post variation margin to the bank. The following table summarizes collateral positions with counterparties:

(Dollars in millions)	Sep 30, 2017	Dec 31, 2016
Dealer Counterparties:
Cash collateral received from dealer counterparties	$41	$123
Derivatives in a net gain position secured by that collateral	42	123
Unsecured positions in a net gain with dealer counterparties after collateral postings	2	4

Cash collateral posted to dealer counterparties	163	138
Derivatives in a net loss position secured by that collateral	163	144

Additional collateral that would have been posted had BB&T's credit ratings dropped below investment grade	1	8

Central Clearing Parties:
Cash collateral, including initial margin, posted to central clearing parties	222	313
Derivatives in a net loss position secured by that collateral	213	318
Securities pledged to central clearing parties	100	119

NOTE 16. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share data, shares in thousands)	2017	2016	2017	2016
Net income available to common shareholders	$597	$599	$1,606	$1,667

Weighted average number of common shares	794,558	812,521	804,424	802,694
Effect of dilutive outstanding equity-based awards	11,566	10,585	11,605	9,713
Weighted average number of diluted common shares	806,124	823,106	816,029	812,407

Basic EPS	$0.75	$0.74	$2.00	$2.08

Diluted EPS	$0.74	$0.73	$1.97	$2.05

Anti-dilutive awards	184	5,416	222	6,088

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

Community Banking

Community Banking serves individual and business clients by offering a variety of loan and deposit products and other financial services. Community Banking is primarily responsible for serving client relationships and, therefore, is credited with certain revenue from Residential Mortgage Banking, Financial Services, Insurance Holdings and Specialized Lending, which is reflected in net referral fees.

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

Specialized Lending

Specialized Lending consists of BUs and subsidiaries that provide specialty finance products to consumers and businesses. The BUs include Sheffield Financial and Governmental Finance. Sheffield Financial is a dealer-based financer of small ticket equipment for both businesses and consumers. Governmental Finance provides tax-exempt financing to meet the capital project needs of local governments. Operating subsidiaries include BB&T Equipment Finance and BB&T Commercial Equipment Capital, which provide equipment leasing for large and small-to-middle market clients primarily within BB&T’s banking footprint; Prime Rate Premium Finance Corporation, which includes AFCO and CAFO, insurance premium finance subsidiaries that provide funding to businesses in the United States and Canada and to consumers in certain markets within BB&T’s banking footprint; and Grandbridge, a full-service commercial mortgage banking lender providing loans on a national basis. Branch Bank clients as well as nonbank clients within and outside BB&T’s primary geographic market area are served by these subsidiaries and BUs. The Community Banking and Financial Services segments receive credit for referrals to these BUs with the corresponding charge retained as part of Other, Treasury & Corporate in the accompanying tables.

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

	Three Months Ended September 30,
	Community Banking		Residential Mortgage Banking		Dealer Financial Services		Specialized Lending
(Dollars in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Net interest income (expense)	$647	$570	$332	$359	$242	$229	$189	$177
Net intersegment interest income (expense)	409	411	(209)	(215)	(46)	(39)	(81)	(68)
Segment net interest income	1,056	981	123	144	196	190	108	109
Allocated provision for credit losses	23	(3)	2	9	78	76	15	18
Segment net interest income after provision	1,033	984	121	135	118	114	93	91
Noninterest income	373	360	86	117	—	1	71	80
Noninterest expense	789	803	100	40	57	50	94	92
Income (loss) before income taxes	617	541	107	212	61	65	70	79
Provision (benefit) for income taxes	221	197	40	80	23	25	16	19
Segment net income (loss)	$396	$344	$67	$132	$38	$40	$54	$60

Identifiable assets (period end)	$74,493	$73,125	$33,213	$36,652	$15,239	$15,090	$18,854	$17,823

	Insurance Holdings		Financial Services		Other, Treasury & Corporate (1)		Total BB&T Corporation
	2017	2016	2017	2016	2017	2016	2017	2016
Net interest income (expense)	$1	$1	$81	$65	$155	$209	$1,647	$1,610
Net intersegment interest income (expense)	—	(1)	80	91	(153)	(179)	—	—
Segment net interest income	1	—	161	156	2	30	1,647	1,610
Allocated provision for credit losses	—	—	7	32	1	16	126	148
Segment net interest income after provision	1	—	154	124	1	14	1,521	1,462
Noninterest income	399	412	251	235	(14)	(41)	1,166	1,164
Noninterest expense	378	375	237	230	90	121	1,745	1,711
Income (loss) before income taxes	22	37	168	129	(103)	(148)	942	915
Provision (benefit) for income taxes	9	16	62	48	(77)	(112)	294	273
Segment net income (loss)	$13	$21	$106	$81	$(26)	$(36)	$648	$642

Identifiable assets (period end)	$3,360	$3,342	$18,774	$17,570	$56,407	$59,020	$220,340	$222,622

	Nine Months Ended September 30,
	Community Banking		Residential Mortgage Banking		Dealer Financial Services		Specialized Lending
(Dollars in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Net interest income (expense)	$1,852	$1,631	$996	$1,045	$727	$684	$545	$517
Net intersegment interest income (expense)	1,236	1,210	(633)	(646)	(137)	(118)	(230)	(201)
Segment net interest income	3,088	2,841	363	399	590	566	315	316
Allocated provision for credit losses	111	10	17	31	254	210	43	51
Segment net interest income after provision	2,977	2,831	346	368	336	356	272	265
Noninterest income	1,104	1,027	234	272	—	2	210	212
Noninterest expense	2,398	2,356	314	259	169	143	278	259
Income (loss) before income taxes	1,683	1,502	266	381	167	215	204	218
Provision (benefit) for income taxes	602	547	99	144	62	82	45	50
Segment net income (loss)	$1,081	$955	$167	$237	$105	$133	$159	$168

Identifiable assets (period end)	$74,493	$73,125	$33,213	$36,652	$15,239	$15,090	$18,854	$17,823

	Insurance Holdings		Financial Services		Other, Treasury & Corporate (1)		Total BB&T Corporation
	2017	2016	2017	2016	2017	2016	2017	2016
Net interest income (expense)	$2	$2	$222	$196	$547	$681	$4,891	$4,756
Net intersegment interest income (expense)	1	(4)	263	256	(500)	(497)	—	—
Segment net interest income	3	(2)	485	452	47	184	4,891	4,756
Allocated provision for credit losses	—	—	(9)	128	(7)	13	409	443
Segment net interest income after provision	3	(2)	494	324	54	171	4,482	4,313
Noninterest income	1,344	1,298	711	654	(46)	(155)	3,557	3,310
Noninterest expense	1,163	1,109	709	677	558	250	5,589	5,053
Income (loss) before income taxes	184	187	496	301	(550)	(234)	2,450	2,570
Provision (benefit) for income taxes	70	72	183	113	(359)	(237)	702	771
Segment net income (loss)	$114	$115	$313	$188	$(191)	$3	$1,748	$1,799

Identifiable assets (period end)	$3,360	$3,342	$18,774	$17,570	$56,407	$59,020	$220,340	$222,622

(1)	Includes financial data from business units below the quantitative and qualitative thresholds requiring disclosure.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Regulatory Considerations

The extensive regulatory framework applicable to financial institutions is intended primarily for the protection of depositors, the DIF and the stability of the financial system, rather than for the protection of shareholders and creditors. In addition to banking laws, regulations and regulatory agencies, BB&T is subject to various other laws, regulations, supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of BB&T and its ability to make distributions to shareholders. Refer to BB&T's Annual Report on Form 10-K for the year ended December 31, 2016 for additional disclosures with respect to significant laws and regulations affecting BB&T.

The current administration and members of Congress have publicly disclosed proposals to change certain laws and regulations (e.g., DOL fiduciary rule). Proposals to change the laws and regulations are frequently introduced at both the federal and state levels. The likelihood and timing of any such changes and the impact such changes may have on BB&T is impossible to determine with any certainty. The following summarizes changes to significant proposed or final rules that were published since the filing of BB&T's Annual Report on Form 10-K for the year ended December 31, 2016.

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

Executive Summary

Consolidated net income available to common shareholders for the third quarter of 2017 was $597 million. On a diluted per common share basis, earnings for the third quarter of 2017 were $0.74, an increase of $0.01 compared to the third quarter of 2016. Earnings for the current quarter include pre-tax merger-related and restructuring charges of $47 million ($29 million after tax). Earnings for the earlier quarter include pre-tax merger-related and restructurings charges of $43 million ($27 million after-tax).

BB&T's results of operations for the third quarter of 2017 produced an annualized return on average assets of 1.16%, an annualized return on average risk-weighted assets of 1.45% and an annualized return on average common shareholders' equity of 8.82%, compared to ratios for the same quarter of the prior year of 1.15%, 1.45% and 8.87%, respectively.

Total revenues on a TE basis were $2.9 billion for the third quarter of 2017, an increase of $40 million compared to the same period in 2016. This reflects an increase of $38 million in taxable-equivalent net interest income. Net interest margin was 3.48%, compared to 3.39% for the third quarter of 2016.

The provision for credit losses was $126 million compared to $148 million in the third quarter of 2016. Net charge-offs for the third quarter of 2017 totaled $127 million compared to $130 million for the earlier quarter. Asset quality continues to improve, as NPAs were down compared to the second quarter of 2017.

Noninterest income was essentially flat compared to the third quarter of 2016. Noninterest expense was $1.7 billion for the third quarter of 2017, up $34 million compared to the earlier quarter. This increase was driven by higher personnel expense and other expense, partially offset by lower outside IT services.

The provision for income taxes was $294 million for the third quarter of 2017, compared to $273 million for the earlier quarter. This produced an effective tax rate for the third quarter of 2017 of 31.2%, compared to 29.8% for the third quarter of 2016.

BB&T's common equity Tier 1 capital ratio was 10.1% at September 30, 2017. BB&T declared common dividends of $0.33 per share during the third quarter of 2017, a ten percent increase, which resulted in a dividend payout ratio of 43.8%. BB&T completed $920 million of share repurchases during the third quarter of 2017. The total payout ratio for the third quarter of 2017 was 198.0%.

Analysis of Results of Operations

Net Interest Income and NIM

Third Quarter 2017 compared to Third Quarter 2016

Net interest income on a TE basis was $1.7 billion for the third quarter of 2017, an increase of $38 million compared to the same period in 2016. Interest income increased $83 million, which primarily reflects higher rates. Interest expense increased $45 million due to higher funding costs reflecting the impact of rate increases.

Net interest margin was 3.48%, compared to 3.39% for the third quarter of 2016. Average earning assets decreased $836 million, or 0.4%, while average interest-bearing liabilities decreased $3.1 billion, or 2.3%. Noninterest-bearing deposits increased $2.9 billion due to organic growth. The annualized TE yield on the total loan portfolio for the third quarter was 4.47%, up 17 basis points compared to the earlier quarter. The annualized TE yield on the average securities portfolio for the third quarter was 2.47%, up 15 basis points compared to the earlier quarter.

The average annualized cost of interest-bearing deposits was 0.35%, up 12 basis points compared to the third quarter of 2016. The average annualized rate on short-term borrowings was 1.03%, up 69 basis points. The average annualized rate on long-term debt was 2.29%, up 24 basis points. The higher rates on funding liabilities primarily reflect the impact of rate increases.

Nine Months of 2017 compared to Nine Months of 2016

Net interest income on a TE basis was $5.0 billion for the nine months ended September 30, 2017, an increase of $137 million compared to the same period in 2016. This increase reflects a $157 million increase in TE interest income, partially offset by a $20 million increase in funding costs. The increase in interest income was driven by an increase in average earning assets of $2.2 billion compared to the same period of 2016 and higher overall yields. The increase in funding costs was driven by higher costs for deposits and short-term borrowings due to increases in interest rates, partially offset by lower long-term debt costs.

The NIM was 3.47% for the nine months ended September 30, 2017, compared to 3.41% for the same period of 2016. The annualized TE yield on the average securities portfolio for the nine months ended September 30, 2017 was 2.46%, up six basis points compared to the annualized yield earned during the same period of 2016. The annualized TE yield for the total loan portfolio for the nine months ended September 30, 2017 was 4.38%, up six basis points compared to the corresponding period of 2016.

The average annualized cost of interest-bearing deposits for the nine months ended September 30, 2017 was 0.30%, up six basis points compared to the same period in the prior year. The average annualized rate on short-term borrowings was 0.83% for the nine months ended September 30, 2017, up 48 basis points compared to the same period of 2016. The increases in costs for deposits and short-term borrowings were driven by rate increases. The average annualized rate on long-term debt for the nine months ended September 30, 2017 was 2.01%, compared to 2.12% for the same period in 2016. This decrease is primarily due to the early extinguishment of higher cost FHLB advances.

The following tables set forth the major components of net interest income and the related annualized yields and rates as well as the variances between the periods caused by changes in interest rates versus changes in volumes. Changes attributable to the mix of assets and liabilities have been allocated proportionally between the changes due to rate and the changes due to volume.

Table 1-1
TE Net Interest Income and Rate / Volume Analysis (1)
Three Months Ended September 30, 2017 and 2016

	Average Balances (6)		Annualized Yield/Rate		Income/Expense		Increase	Change due to
(Dollars in millions)	2017	2016	2017	2016	2017	2016	(Decrease)	Rate	Volume
Assets
Total securities, at amortized cost (2)
U.S. Treasury	$3,794	$3,460	1.68%	1.63%	$16	$14	$2	$—	$2
GSE	2,385	2,786	2.22	2.18	13	16	(3)	—	(3)
Agency MBS	37,734	37,987	2.29	2.05	216	195	21	22	(1)
States and political subdivisions	1,596	2,356	5.07	5.16	20	30	(10)	(1)	(9)
Non-agency MBS	405	502	18.58	14.81	19	19	—	4	(4)
Other	54	61	2.26	1.67	1	—	1	1	—
Total securities	45,968	47,152	2.47	2.32	285	274	11	26	(15)
Other earning assets (3)	2,924	3,068	1.42	1.17	11	9	2	2	—
Loans and leases, net of unearned income (4)(5)
Commercial:
Commercial and industrial	51,605	51,508	3.59	3.37	466	436	30	29	1
CRE-income producing properties	15,099	14,667	4.37	3.75	167	138	29	25	4
CRE-construction and development	4,181	3,802	4.19	3.74	44	36	8	4	4
Dealer floor plan	1,574	1,268	2.76	2.09	11	7	4	2	2
Direct retail lending	11,960	11,994	4.73	4.30	143	130	13	13	—
Sales finance	9,780	9,339	3.23	3.04	79	71	8	5	3
Revolving credit	2,668	2,537	8.92	8.80	60	56	4	1	3
Residential mortgage	28,924	30,357	4.04	4.06	292	308	(16)	(2)	(14)
Other lending subsidiaries	16,158	14,742	7.72	8.05	315	298	17	(12)	29
PCI	742	1,052	17.15	19.68	32	52	(20)	(6)	(14)
Total loans and leases HFI	142,691	141,266	4.48	4.32	1,609	1,532	77	59	18
LHFS	1,490	2,423	3.70	3.25	13	20	(7)	2	(9)
Total loans and leases	144,181	143,689	4.47	4.30	1,622	1,552	70	61	9
Total earning assets	193,073	193,909	3.95	3.77	1,918	1,835	83	89	(6)
Nonearning assets	27,659	28,156
Total assets	$220,732	$222,065

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-checking	$27,000	$27,754	0.29	0.15	20	10	10	10	—
Money market and savings	61,450	64,335	0.32	0.19	49	31	18	19	(1)
Time deposits	13,794	15,818	0.51	0.50	17	20	(3)	—	(3)
Foreign deposits - interest-bearing	1,681	1,037	1.14	0.38	5	1	4	3	1
Total interest-bearing deposits	103,925	108,944	0.35	0.23	91	62	29	32	(3)
Short-term borrowings	5,983	2,128	1.03	0.34	15	2	13	7	6
Long-term debt	21,459	23,428	2.29	2.05	124	121	3	14	(11)
Total interest-bearing liabilities	131,367	134,500	0.70	0.55	230	185	45	53	(8)
Noninterest-bearing deposits	53,489	50,559
Other liabilities	5,928	7,090
Shareholders' equity	29,948	29,916
Total liabilities and shareholders' equity	$220,732	$222,065
Average interest-rate spread			3.25%	3.22%
NIM/net interest income			3.48%	3.39%	$1,688	$1,650	$38	$36	$2
Taxable-equivalent adjustment					$41	$40

(1)
Yields are stated on a TE basis utilizing the marginal income tax rates for the periods presented. The change in interest not solely due to changes in yield/rate or volume has been allocated on a pro-rata basis based on the absolute dollar amount of each.

(2)	Total securities include AFS and HTM securities.

(3)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, trading securities, FHLB stock and other earning assets.

(4)	Loan fees, which are not material for any of the periods shown, are included for rate calculation purposes.

(5)	NPLs are included in the average balances.

(6)	Excludes basis adjustments for fair value hedges.

Table 1-2
TE Net Interest Income and Rate / Volume Analysis (1)
Nine Months Ended September 30, 2017 and 2016

	Average Balances (6)		Annualized Yield/Rate		Income/Expense		Increase	Change due to
(Dollars in millions)	2017	2016	2017	2016	2017	2016	(Decrease)	Rate	Volume
Assets
Total securities, at amortized cost (2)
U.S. Treasury	$4,425	$2,832	1.71%	1.69%	$57	$36	$21	$—	$21
GSE	2,386	4,012	2.22	2.11	40	64	(24)	3	(27)
Agency MBS	36,194	36,895	2.22	2.04	603	565	38	49	(11)
States and political subdivisions	1,854	2,392	5.17	5.25	72	94	(22)	(1)	(21)
Non-agency MBS	417	555	20.53	19.57	64	81	(17)	4	(21)
Other	57	63	2.12	1.72	1	1	—	—	—
Total securities	45,333	46,749	2.46	2.40	837	841	(4)	55	(59)
Other earning assets (3)	3,606	3,229	1.42	1.78	38	43	(5)	(10)	5
Loans and leases, net of unearned income (4)(5)
Commercial:
Commercial and industrial	51,543	50,393	3.51	3.34	1,355	1,261	94	65	29
CRE-income producing properties	14,857	14,316	3.99	3.77	443	404	39	23	16
CRE-construction and development	3,978	3,697	3.91	3.75	116	104	12	5	7
Dealer floor plan	1,498	1,270	2.55	2.05	29	20	9	5	4
Direct retail lending	11,991	11,712	4.54	4.29	407	375	32	23	9
Sales finance	10,371	9,685	3.20	3.03	248	220	28	13	15
Revolving credit	2,629	2,492	8.83	8.79	174	164	10	1	9
Residential mortgage	29,337	30,231	4.02	4.08	884	925	(41)	(13)	(28)
Other lending subsidiaries	15,575	14,050	7.85	8.32	915	876	39	(51)	90
PCI	816	1,093	18.34	19.40	112	159	(47)	(8)	(39)
Total loans and leases HFI	142,595	138,939	4.39	4.33	4,683	4,508	175	63	112
LHFS	1,475	1,876	3.61	3.42	39	48	(9)	3	(12)
Total loans and leases	144,070	140,815	4.38	4.32	4,722	4,556	166	66	100
Total earning assets	193,009	190,793	3.87	3.81	5,597	5,440	157	111	46
Nonearning assets	27,564	27,742
Total assets	$220,573	$218,535

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-checking	$28,465	$27,246	0.22	0.14	48	29	19	18	1
Money market and savings	63,521	62,658	0.28	0.20	133	92	41	40	1
Time deposits	14,265	16,931	0.49	0.52	51	66	(15)	(4)	(11)
Foreign deposits - interest-bearing	1,026	1,217	0.98	0.37	8	3	5	6	(1)
Total interest-bearing deposits	107,277	108,052	0.30	0.24	240	190	50	60	(10)
Short-term borrowings	3,626	2,615	0.83	0.35	22	7	15	12	3
Long-term debt	21,330	23,203	2.01	2.12	323	368	(45)	(17)	(28)
Total interest-bearing liabilities	132,233	133,870	0.59	0.56	585	565	20	55	(35)
Noninterest-bearing deposits	52,395	48,528
Other liabilities	5,894	7,017
Shareholders' equity	30,051	29,120
Total liabilities and shareholders' equity	$220,573	$218,535
Average interest-rate spread			3.28%	3.25%
NIM/net interest income			3.47%	3.41%	$5,012	$4,875	$137	$56	$81
Taxable-equivalent adjustment					$121	$119

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

Provision for Credit Losses

Third Quarter 2017 compared to Third Quarter 2016

The provision for credit losses totaled $126 million for the third quarter of 2017, compared to $148 million for the same period of the prior year.

Net charge-offs were $127 million for the third quarter of 2017 and $130 million for the third quarter of 2016. Net charge-offs were 0.35% of average loans and leases on an annualized basis for the third quarter of 2017, compared to 0.37% of average loans and leases for the same period in 2016.

Nine Months of 2017 compared to Nine Months of 2016

The provision for credit losses totaled $409 million for the nine months ended September 30, 2017, compared to $443 million for the same period of 2016.

Net charge-offs for the nine months ended September 30, 2017 were $407 million, compared to $381 million for the nine months ended September 30, 2016. Net charge-offs in the other lending subsidiaries portfolio increased $29 million, primarily due to an increase in loss severity associated with used car values. Commercial and industrial net charge-offs decreased $36 million, primarily due to $30 million of net charge-offs recorded during the first quarter of 2016 related to the energy lending portfolio.

Net charge-offs were 0.38% of average loans and leases on an annualized basis for the nine months ended September 30, 2017, compared to 0.37% of average loans and leases for the same period in 2016.

Noninterest Income

Third Quarter 2017 compared to Third Quarter 2016

Noninterest income for the third quarter of 2017 was essentially flat compared to the earlier quarter.

FDIC loss share income improved $18 million due to the termination of loss share agreements in the third quarter of 2016.

Insurance income decreased $13 million, primarily due to lower performance-based commissions.

Mortgage banking income decreased $40 million primarily resulting from lower gains on the net MSR valuation during the current quarter. In addition, commercial mortgage production revenues were lower in the current period.

Other income increased $20 million primarily due to income from SBIC private equity investments.

Nine Months of 2017 compared to Nine Months of 2016

Noninterest income for the nine months ended September 30, 2017 totaled $3.6 billion, compared to $3.3 billion for the same period in 2016, an increase of $247 million. This change was primarily driven by higher insurance income, service charges on deposits, bankcard fees and merchant discounts, FDIC loss share income and other income. These increases were partially offset by decreases in mortgage banking income and securities gains.

Insurance income was $1.3 billion, up $42 million compared to the corresponding period of 2016. This increase was largely due to the acquisition of Swett & Crawford in 2016.

Service charges on deposits were $523 million for the nine months ended September 30, 2017, compared to $492 million for the same period of the prior year. This increase reflects organic growth and the impact of the acquisition of National Penn in 2016.

Mortgage banking income was $311 million for the nine months ended September 30, 2017, compared to $356 million for the same period of 2016. This decrease is primarily from lower gains on the net MSR valuation during the current year. In addition, commercial mortgage production revenues were lower in the current period.

Bankcard fees and merchant discounts was $204 million, up $27 million primarily due to an increase in volumes and the rates earned, as well as a reduction in the accrual for rewards.

FDIC loss share income improved $142 million due to the termination of loss share agreements in the third quarter of 2016.

Other income for the nine months ended September 30, 2017 was $321 million, an increase of $75 million compared to the same period of the prior year, which includes an increase of $34 million in income related to assets for certain post-employment benefits, which is largely offset in personnel expense. Partnership income increased $19 million primarily from SBIC private equity investments. In addition, income from derivatives activities increased $13 million compared to the prior period.

There were no net securities gains for the nine months ended September 30, 2017, compared to net securities gains of $45 million for the nine months ended September 30, 2016.

Noninterest Expense

Third Quarter 2017 compared to Third Quarter 2016

Noninterest expense for the third quarter of 2017 was up $34 million compared to the earlier quarter. This increase was driven by higher personnel expense and other expense, partially offset by lower outside IT services.

Personnel expense increased $18 million compared to the earlier quarter primarily due to higher incentive compensation and lower capitalized loan origination costs.

Outside IT services decreased $17 million compared to the earlier quarter due to lower project-related expenses.

Other expense increased $41 million compared to the earlier quarter. The earlier quarter included a $73 million net benefit related to the settlement of certain legacy mortgage matters and a $50 million charitable contribution. The remaining increase is due to sundry items.

Merger-related and restructuring charges were up slightly due to current quarter restructuring costs. These costs were partially offset by lower merger-related charges as a result of mergers in 2016.

Nine Months of 2017 compared to Nine Months of 2016

Noninterest expense totaled $5.6 billion for the nine months ended September 30, 2017, an increase of $536 million, or 10.6%, over the same period of the prior year. This increase was driven by the loss on early extinguishment of debt, higher personnel and other expenses, partially offset by lower merger-related and restructuring charges.

Personnel expense was $3.1 billion for the nine months ended September 30, 2017, an increase of $117 million compared to the nine months ended September 30, 2016. Salary and incentives expense was $96 million higher as a result of acquisitions and higher equity compensation expense. Employee benefits expense increased $21 million, which includes $23 million of expense related to certain post-employment benefits expense, which is largely offset in other income.

Merger-related and restructuring charges decreased $65 million. This reflects a decrease of $104 million in merger-related charges primarily due to expenses for National Penn and Susquehanna in the earlier period, partially offset by an increase of $39 million in restructuring charges primarily related to facilities charges in connection with various branch closures and severance in the current period.

The current year included a loss on early extinguishment of debt of $392 million related to the termination of higher-cost FHLB advances totaling $2.9 billion.

Other expense increased $77 million primarily due to higher operating charge-offs, advertising expenses related to the new brand campaign and sundry other expenses. The earlier period included a $73 million net benefit related to the settlement of certain legacy mortgage matters and a $50 million charitable contribution.

Provision for Income Taxes

Third Quarter 2017 compared to Third Quarter 2016

The provision for income taxes was $294 million for the third quarter of 2017, compared to $273 million for the earlier quarter. This produced an effective tax rate for the third quarter of 2017 of 31.2%, compared to 29.8% for the earlier quarter.

Nine Months of 2017 compared to Nine Months of 2016

The provision for income taxes was $702 million for the nine months ended September 30, 2017, compared to $771 million for the same period of the prior year. BB&T's effective income tax rate for the nine months ended September 30, 2017 was 28.7%, compared to 30.0% for the same period of the prior year. The current year-to-date period includes excess tax benefits from equity-based compensation plans and the tax benefits associated with using the marginal income tax rate for the loss on early extinguishment of debt. The prior year included a $13 million tax benefit related to specific tax-advantaged assets.

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

Table 2
Net Income by Reportable Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Community Banking	$396	$344	$1,081	$955
Residential Mortgage Banking	67	132	167	237
Dealer Financial Services	38	40	105	133
Specialized Lending	54	60	159	168
Insurance Holdings	13	21	114	115
Financial Services	106	81	313	188
Other, Treasury & Corporate	(26)	(36)	(191)	3
BB&T Corporation	$648	$642	$1,748	$1,799

During the second quarter of 2017, a change was made in the method for allocation of capital to the operating segments impacting both the allocated balances and funding credit. Results for prior periods have been revised to reflect the new allocations. During the fourth quarter of 2017, BB&T anticipates the Specialized Lending and Dealer Financial Services segments will be combined to reflect how the Company will manage its businesses. The segment information presented herein does not reflect the impact of this realignment.

Third Quarter 2017 compared to Third Quarter 2016

Community Banking

Community Banking net income was $396 million for the third quarter of 2017, an increase of $52 million compared to the earlier quarter. Segment net interest income increased $75 million driven by higher funding spreads on deposits as well as average loan and deposit growth, partially offset by a reduction in credit spreads on loans. Noninterest income increased $13 million due to higher bankcard fees and merchant discounts and service charges on deposits. The allocated provision for credit losses increased $26 million primarily due to a decrease in loss estimates in the earlier quarter for commercial and industrial loans and a current quarter increase in net charge-offs. Noninterest expense decreased $14 million driven by a decline in personnel expense primarily due to a change in the approach to capitalized loan origination costs, partially offset by an increase in operating charge-offs.

Residential Mortgage Banking

Residential Mortgage Banking net income was $67 million for the third quarter of 2017, a decrease of $65 million compared to the earlier quarter. Noninterest income decreased $31 million primarily due to lower gains on the net MSR valuation during the current quarter. Segment net interest income decreased $21 million primarily due to a decline in average loans. Noninterest expense increased $60 million due to a $73 million net benefit, in the earlier quarter, for the settlement of certain legacy mortgage matters involving the origination of mortgage loans insured by the FHA, partially offset by declines in personnel expense and loan processing expense.

Dealer Financial Services

Dealer Financial Services net income was $38 million for the third quarter of 2017, essentially flat compared to the earlier quarter. Segment net interest income increased slightly and was offset by an increase in noninterest expense due to higher allocated corporate expenses and increased loan processing expense.

Specialized Lending

Specialized Lending net income was $54 million for the third quarter of 2017, a decrease of $6 million compared to the earlier quarter. Noninterest income fell due to a decline in commercial mortgage banking income.

Specialized Lending average loans increased $1.4 billion, or 8.6 percent, primarily due to higher equipment finance, insurance premium finance and commercial mortgage loans.

Insurance Holdings

Insurance Holdings net income was $13 million for the third quarter of 2017, a decrease of $8 million compared to the earlier quarter. Noninterest income decreased $13 million primarily due to lower performance-based commissions.

Financial Services

Financial Services net income was $106 million for the third quarter of 2017, an increase of $25 million compared to the earlier quarter. Noninterest income increased $16 million due to higher income from SBIC private equity investments. The allocated provision for credit losses decreased $25 million due to a decline in loss estimates related to commercial and industrial loans and lower net charge-offs.

Other, Treasury & Corporate

Other, Treasury & Corporate generated a net loss of $26 million in the third quarter of 2017 compared to a net loss of $36 million for the earlier quarter. Noninterest income increased $27 million primarily due to an improvement in FDIC loss share income as a result of terminating the loss share agreements in the third quarter of 2016. Segment net interest income decreased $28 million due to higher rates for long-term debt as well as an increase in average balances for short-term borrowings. Noninterest expense decreased $31 million due to a $50 million charitable contribution made in the earlier quarter, a decline in outside IT services and an increase in corporate expenses allocated to other operating segments, partially offset by increased personnel expense largely due to the previously mentioned change in approach for capitalized loan origination costs. The allocated provision for credit losses decreased $15 million primarily due to a decline in the provision for unfunded lending commitments.

Nine Months of 2017 compared to Nine Months of 2016

Community Banking

Community Banking net income was $1.1 billion for the nine months ended September 30, 2017, an increase of $126 million compared to the same period of the prior year. Segment net interest income increased $247 million driven by higher funding spreads on deposits as well as loan and deposit growth, primarily from the acquisition of National Penn. Noninterest income increased $77 million due to higher service charges on deposits, bankcard fees and merchant discounts and checkcard fees, primarily driven by the National Penn acquisition. The allocated provision for credit losses increased $101 million due to a moderation in the improvement of loss estimates for commercial loans, higher net charge-offs and loan growth. Noninterest expense increased $42 million, driven by higher allocated corporate expenses and occupancy and equipment expense which were primarily due to the National Penn acquisition as well as an increase in operating charge-offs.

Residential Mortgage Banking

Residential Mortgage Banking net income was $167 million for the nine months ended September 30, 2017, a decrease of $70 million compared to the same period of the prior year. Noninterest income decreased $38 million due to lower gains on the net MSR valuation. Segment net interest income decreased $36 million primarily due to a decline in average loan balances. Noninterest expense increased $55 million due to a $73 million net benefit in the prior year for the settlement of certain legacy mortgage matters involving the origination of mortgage loans insured by the FHA. Also, noninterest expense increased due to higher allocated corporate expenses, partially offset by a decline in loan processing expense and personnel expense. The allocated provision for credit losses decreased $14 million primarily due to a decline in the allowance for loan and lease losses resulting from an improvement in loan mix and lower TDRs due to loan sales in the current period.

Dealer Financial Services

Dealer Financial Services net income was $105 million for the nine months ended September 30, 2017, a decrease of $28 million compared to the same period of the prior year. Segment net interest income increased $24 million due to higher average loan balances, partially offset by a decline in credit spreads on loans. The allocated provision for credit losses increased $44 million primarily due to higher net charge-offs and an increase in the allowance for loan and lease losses, both due to increased loss severity. Noninterest expense increased $26 million primarily due to higher loan processing expense, allocated corporate expenses and personnel expense.

Specialized Lending

Specialized Lending net income was $159 million for the nine months ended September 30, 2017, a decrease of $9 million compared to the same period of the prior year. Noninterest expense rose $19 million due to increased depreciation on property held under operating leases related to growth in the Equipment Finance’s lease portfolio, higher allocated corporate expenses and increased personnel expense.

Insurance Holdings

Insurance Holdings net income was $114 million for the nine months ended September 30, 2017, essentially flat compared to the same period of the prior year. Noninterest income increased $46 million, which primarily reflects the addition of Swett & Crawford in April 2016. Noninterest expense increased $54 million driven by higher personnel expense, allocated corporate expenses and amortization of intangibles, which were primarily due to Swett & Crawford.

Financial Services

Financial Services net income was $313 million for the nine months ended September 30, 2017, an increase of $125 million compared to the same period of the prior year. Noninterest income increased $57 million, primarily due to higher income from SBIC private equity investments, trust and investment advisory fees and hedge and client derivative income. Segment net interest income increased $33 million, primarily driven by loan and deposit growth and higher funding spreads on deposits, partially offset by lower credit spreads on loans. The allocated provision for credit losses decreased $137 million due to increased reserves in the earlier period related to energy lending exposures, a decline in loss estimates related to commercial and industrial loans and lower net charge-offs. Noninterest expense increased $32 million primarily driven by higher allocated corporate expenses due to increased investments in business initiatives and additional support area costs.

Other, Treasury & Corporate

Other, Treasury & Corporate generated a net loss of $191 million for the nine months ended September 30, 2017, compared to net income of $3 million for the same period of the prior year. Segment net interest income decreased $137 million primarily due to the inclusion of National Penn results in the earlier period and a decline in PCI loans. Noninterest income increased $109 million, primarily driven by a $142 million improvement in FDIC loss share income as a result of terminating the loss share agreements in the third quarter of 2016. Also, there was an increase in income related to assets for certain post-employment benefits, partially offset by securities gains recognized in the earlier period. Noninterest expense increased $308 million due to the first quarter 2017 loss of $392 million on the early extinguishment of higher-cost FHLB advances as well as higher personnel expense, including expense related to assets for certain post-employment benefits. These increases were partially offset by a $50 million charitable contribution made in the earlier period, lower merger-related and restructuring charges due to the inclusion of National Penn in the earlier period, and an increase in allocated corporate expenses. The allocated provision for credit losses decreased $20 million primarily due to a provision benefit recorded in the current period for PCI loans.

Analysis of Financial Condition

Investment Activities

The total securities portfolio was $46.6 billion at September 30, 2017, compared to $43.6 billion at December 31, 2016. As of September 30, 2017, the securities portfolio included $23.2 billion of AFS securities (at fair value) and $23.4 billion of HTM securities (at amortized cost).

The effective duration of the securities portfolio was 4.6 years at September 30, 2017, compared to 4.8 years at December 31, 2016. The duration of the securities portfolio excludes certain non-agency residential MBS that were acquired in the Colonial acquisition and an immaterial amount of other securities without a stated maturity at September 30, 2017.

See the "Securities" Note in the "Notes to Consolidated Financial Statements" herein for additional disclosures related to BB&T's evaluation of securities for OTTI.

Lending Activities

Loans HFI totaled $142.8 billion at September 30, 2017, compared to $143.3 billion at December 31, 2016. Management continuously evaluates the composition of the loan portfolio taking into consideration the current and expected market conditions, interest rate environment and risk profiles to optimize profitability. Based upon this evaluation, management may decide to focus efforts on growing or decreasing exposures in certain portfolios through both organic changes and portfolio acquisitions or sales.

Other lending subsidiaries loans increased $1.4 billion due to seasonality and strong growth in Regional Acceptance, Sheffield and Equipment Finance. The growth in other lending subsidiaries loans also includes a portfolio purchase of $244 million in the first quarter of 2017.

CRE-construction and development increased $682 million primarily due to utilization as projects progressed. CRE-income producing properties increased $362 million, which was primarily the result of a reclassification of approximately $500 million from commercial and industrial loans that was made at the time of our new commercial loan system implementation at the beginning of the third quarter. Commercial and industrial loans increased $258 million primarily due to growth from the Financial Services and Community Banking segments and was also impacted by the reclassification.

Sales finance loans decreased $1.8 billion due to the strategic decision to optimize the size of the portfolio and direct investments towards higher-yielding assets and the continued runoff of the auto loan and lease portfolio obtained in connection with the Susquehanna acquisition. Residential mortgage loans decreased $1.3 billion due to continued targeted run-off of the portfolio.

During the second quarter, the Company completed the sale of residential mortgage loans with a carrying value before allowance for loan losses of $300 million. The sale included $40 million of nonaccrual loans and $199 million of performing TDRs.

The following table presents the composition of average loans and leases:

Table 3
Composition of Average Loans and Leases

	For the Three Months Ended
(Dollars in millions)	9/30/2017	6/30/2017	3/31/2017	12/31/2016	9/30/2016
Commercial and industrial	$51,605	$51,900	$51,119	$51,306	$51,508
CRE-income producing properties	15,099	14,864	14,602	14,566	14,667
CRE-construction and development	4,181	3,905	3,844	3,874	3,802
Dealer floor plan	1,574	1,490	1,427	1,367	1,268
Direct retail lending	11,960	12,000	12,014	12,046	11,994
Sales finance	9,780	10,450	10,896	10,599	9,339
Revolving credit	2,668	2,612	2,607	2,608	2,537
Residential mortgage	28,924	29,392	29,701	30,044	30,357
Other lending subsidiaries	16,158	15,636	14,919	14,955	14,742
PCI	742	825	883	974	1,052
Total average loans and leases HFI	$142,691	$143,074	$142,012	$142,339	$141,266

Average loans held for investment for the third quarter of 2017 were $142.7 billion, down $383 million compared to the second quarter of 2017.

Excluding planned runoff from sales finance loans, residential mortgage loans and PCI loans, average loans held for investment increased $838 million, or an annualized 3.2% annualized compared to the prior quarter.

Average commercial and industrial loans decreased $295 million, while average CRE-income producing properties increased $235 million. The changes were impacted by the reclassification of approximately $500 million in loans from commercial and industrial to CRE-income producing properties as previously discussed. Average CRE-construction and development increased $276 million primarily due to utilization as projects progressed. Average other lending subsidiaries loans increased $522 million, which includes an increase due to strong growth in small ticket consumer finance, premium finance and equipment finance.

Average sales finance loans decreased $670 million, primarily due to strategic optimization and directing investments towards higher-yielding assets. In addition, average residential mortgage loans decreased $468 million as all conforming loans continue to be sold in the secondary market.

Asset Quality

NPAs totaled $680 million at September 30, 2017, compared to $813 million at December 31, 2016. The decrease was driven by an $82 million decline in nonperforming commercial and industrial loans, primarily due to payoffs, sales and write-downs and a $31 million decline in nonperforming residential mortgage loans due to the previously mentioned loan sale. NPLs represented 0.42% of loans and leases held for investment, an improvement of nine basis points.

The following table presents activity related to NPAs. Foreclosed real estate acquired from the FDIC is excluded for periods prior to the loss share termination:

Table 4
Rollforward of NPAs

	Nine Months Ended September 30,
(Dollars in millions)	2017	2016
Beginning balance	$813	$686
New NPAs	976	1,311
Advances and principal increases	215	186
Disposals of foreclosed assets (1)	(386)	(382)
Disposals of NPLs (2)	(168)	(172)
Charge-offs and losses	(185)	(220)
Payments	(461)	(475)
Transfers to performing status	(120)	(111)
Foreclosed real estate, included as a result of loss share termination	—	17
Other, net	(4)	3
Ending balance	$680	$843

(1)	Includes charge-offs and losses recorded upon sale of $177 million and $151 million for the nine months ended September 30, 2017 and 2016, respectively.

(2)	Includes charge-offs and losses recorded upon sale of $29 million and $16 million for the nine months ended September 30, 2017 and 2016, respectively.

The following tables summarize asset quality information for the past five quarters:

Table 5
Asset Quality

	Three Months Ended
(Dollars in millions)	9/30/2017	6/30/2017	3/31/2017	12/31/2016	9/30/2016
NPAs (1)
NPLs:
Commercial and industrial	$281	$295	$344	$363	$413
CRE-income producing properties	31	35	43	40	38
CRE-construction and development	10	15	17	17	12
Dealer floor plan	—	—	7	—	—
Direct retail lending	64	65	66	63	55
Sales finance	5	5	6	6	6
Residential mortgage-nonguaranteed	136	125	167	172	167
Residential mortgage-government guaranteed	5	6	5	—	—
Other lending subsidiaries	74	66	68	75	66
Total nonaccrual loans and leases HFI (1)(2)	606	612	723	736	757
Foreclosed real estate	46	48	49	50	58
Other foreclosed property	28	30	29	27	28
Total nonperforming assets (1)(2)	$680	$690	$801	$813	$843

Performing TDRs (3):
Commercial and industrial	$60	$48	$48	$55	$46
CRE-income producing properties	13	15	14	16	14
CRE-construction and development	9	9	11	9	8
Direct retail lending	63	63	65	67	69
Sales finance	13	14	15	16	16
Revolving credit	29	29	29	29	30
Residential mortgage-nonguaranteed	229	207	347	336	292
Residential mortgage-government guaranteed	380	396	424	433	413
Other lending subsidiaries	256	232	232	226	209
Total performing TDRs (3)(4)	$1,052	$1,013	$1,185	$1,187	$1,097

Loans 90 days or more past due and still accruing:
Direct retail lending	$9	$7	$7	$6	$7
Sales finance	6	4	5	6	4
Revolving credit	11	10	10	12	9
Residential mortgage-nonguaranteed	43	51	64	79	66
Residential mortgage-government guaranteed (5)	366	350	374	443	414
PCI	70	71	82	90	92
Total loans 90 days or more past due and still accruing (5)	$505	$493	$542	$636	$592

Loans 30-89 days past due:
Commercial and industrial	$30	$18	$22	$27	$34
CRE-income producing properties	7	1	11	6	3
CRE-construction and development	1	2	1	2	2
Direct retail lending	55	54	55	60	62
Sales finance	66	57	51	76	60
Revolving credit	22	20	20	23	20
Residential mortgage-nonguaranteed	320	265	272	393	354
Residential mortgage-government guaranteed (6)	135	128	129	132	112
Other lending subsidiaries	310	300	215	322	288
PCI	41	29	29	36	45
Total loans 30-89 days past due (6)	$987	$874	$805	$1,077	$980

Excludes loans held for sale.

(1)	PCI loans are accounted for using the accretion method.

(2)
Sales of nonperforming loans totaled approximately $19 million, $75 million, $74 million, $130 million and $63 million for the quarter ended September 30, 2017, June 30, 2017, March 31, 2017, December 31, 2016 and September 30, 2016, respectively.

(3)
Excludes TDRs that are nonperforming totaling $203 million, $214 million, $218 million, $184 million and $138 million at September 30, 2017, June 30, 2017, March 31, 2017, December 31, 2016 and September 30, 2016, respectively. These amounts are included in total NPAs.

(4)
Sales of performing TDRs, which were primarily residential mortgage loans, totaled $49 million, $203 million, $48 million, $36 million and $30 million for the quarter ended September 30, 2017, June 30, 2017, March 31, 2017, December 31, 2016 and September 30, 2016, respectively.

(5)
Includes government guaranteed GNMA mortgage loans that BB&T has the right but not the obligation to repurchase that are 90 days or more past due totaling $45 million, $32 million, $29 million, $48 million and $46 million at September 30, 2017, June 30, 2017, March 31, 2017, December 31, 2016 and September 30, 2016, respectively.

(6)
Includes government guaranteed GNMA mortgage loans that BB&T has the right but not the obligation to repurchase that are past due 30-89 days totaling $2 million, $2 million, $2 million, $3 million and $2 million at September 30, 2017, June 30, 2017, March 31, 2017, December 31, 2016 and September 30, 2016, respectively.

Table 6
Asset Quality Ratios

	As of / For the Three Months Ended
	9/30/2017	6/30/2017	3/31/2017	12/31/2016	9/30/2016
Asset Quality Ratios:
Loans 30-89 days past due and still accruing as a percentage of loans and leases HFI	0.69%	0.61%	0.56%	0.75%	0.69%
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI	0.35	0.34	0.38	0.44	0.42
NPLs as a percentage of loans and leases HFI	0.42	0.43	0.51	0.51	0.53
NPAs as a percentage of:
Total assets	0.31	0.31	0.36	0.37	0.38
Loans and leases HFI plus foreclosed property	0.48	0.48	0.56	0.57	0.59
Net charge-offs as a percentage of average loans and leases HFI	0.35	0.37	0.42	0.42	0.37
ALLL as a percentage of loans and leases HFI	1.04	1.03	1.04	1.04	1.06
Ratio of ALLL to:
Net charge-offs	2.93x	2.80x	2.49x	2.47x	2.91x
NPLs	2.44x	2.43x	2.05x	2.03x	2.00x

Asset Quality Ratios (Excluding Government Guaranteed and PCI): (1)
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI	0.05%	0.05%	0.06%	0.07%	0.06%

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

Loans 30-89 days past due and still accruing totaled $987 million at September 30, 2017, up $113 million compared to the prior quarter. This increase was primarily due to an increase in residential mortgage loans, which was largely due to expected seasonality and the impact of the hurricanes.

Loans 90 days or more past due and still accruing totaled $505 million at September 30, 2017, up $12 million compared to the prior quarter, primarily due to an increase in government guaranteed residential mortgage loans. The ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.35% at September 30, 2017, compared to 0.34% for the prior quarter. Excluding government guaranteed and PCI loans, the ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.05% at September 30, 2017, flat compared to the prior quarter.

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

Certain residential mortgage loans have an initial period where the borrower is only required to pay the periodic interest. After the interest-only period, the loan will require the payment of both interest and principal over the remaining term. At September 30, 2017, approximately 2.4% of the outstanding balances of residential mortgage loans were in the interest-only phase, compared to 2.6% at December 31, 2016. Approximately 98.1% of the interest-only balances will begin amortizing within the next three years. Approximately 0.8% of interest-only loans are 30 days or more past due and still accruing and 1.1% are on nonaccrual status.

Home equity lines, which are a component of the direct retail portfolio, generally require interest-only payments during the first 15 years after origination. After this initial period, the outstanding balance begins amortizing and requires the payment of both interest and principal. At September 30, 2017, the direct retail lending portfolio includes $8.5 billion of variable rate home equity lines and $1.0 billion of variable rate other lines of credit. Approximately $6.4 billion of the variable rate home equity lines is currently in the interest-only phase and approximately 5.9% of these balances will begin amortizing within the next three years. Approximately $877 million of the outstanding balance of variable rate other lines of credit is in the interest-only phase and 15.8% of these balances will begin amortizing within the next three years. Variable rate home equity lines and other lines of credit typically reset on a monthly basis.

TDRs occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term and a concession has been granted to the borrower. As a result, BB&T will work with the borrower to prevent further difficulties and ultimately improve the likelihood of recovery on the loan. To facilitate this process, a concessionary modification that would not otherwise be considered may be granted, resulting in classification of the loan as a TDR. Refer to the "Summary of Significant Accounting Policies" Note in the "Notes to Consolidated Financial Statements" in the Annual Report on Form 10-K for the year ended December 31, 2016 for additional policy information regarding TDRs. During the third quarter of 2017, the following disclosures began including trial modifications. Previous amounts have been revised to conform to the current presentation.

Performing TDRs totaled $1.1 billion at September 30, 2017, a decrease of $135 million compared to December 31, 2016. This decrease was primarily due to the previously mentioned residential mortgage loan sale, which included $199 million in performing TDRs.

The following table provides a summary of performing TDR activity:

Table 7
Rollforward of Performing TDRs

	Nine Months Ended September 30,
(Dollars in millions)	2017	2016
Beginning balance	$1,187	$982
Inflows	501	464
Payments and payoffs	(182)	(139)
Charge-offs	(41)	(29)
Transfers to nonperforming TDRs, net	(65)	(51)
Removal due to the passage of time	(46)	(52)
Non-concessionary re-modifications	(2)	—
Sold and transferred to LHFS	(300)	(78)
Ending balance	$1,052	$1,097

The following table provides further details regarding the payment status of TDRs outstanding at September 30, 2017:

Table 8
Payment Status of TDRs

	September 30, 2017
			Past Due		Past Due
(Dollars in millions)	Current Status		30-89 Days		90 Days Or More		Total
Performing TDRs (1):
Commercial and industrial	$60	100.0%	$—	—%	$—	—%	$60
CRE—income producing properties	13	100.0	—	—	—	—	13
CRE—construction and development	9	100.0	—	—	—	—	9
Direct retail lending	60	95.2	3	4.8	—	—	63
Sales finance	12	92.3	1	7.7	—	—	13
Revolving credit	24	82.7	4	13.8	1	3.5	29
Residential mortgage—nonguaranteed	181	79.0	33	14.4	15	6.6	229
Residential mortgage—government guaranteed	143	37.6	71	18.7	166	43.7	380
Other lending subsidiaries	216	84.4	40	15.6	—	—	256
Total performing TDRs	718	68.3	152	14.4	182	17.3	1,052
Nonperforming TDRs (2)	107	52.7	18	8.9	78	38.4	203
Total TDRs	$825	65.8	$170	13.5	$260	20.7	$1,255

(1)	Past due performing TDRs are included in past due disclosures.

(2)	Nonperforming TDRs are included in NPL disclosures.

Allowance for Credit Losses

The ACL, which consists of the ALLL and the RUFC, totaled $1.6 billion at September 30, 2017, essentially flat compared to December 31, 2016.

The ALLL, excluding PCI, was $1.5 billion, up $6 million compared to December 31, 2016. At September 30, 2017, the ALLL includes $35 million for the estimated impact of potential hurricane-related losses. The allowance for PCI loans was $27 million, down $17 million compared to December 31, 2016. As of September 30, 2017, the total allowance for loan and lease losses was 1.04% of loans and leases held for investment, compared to 1.04% at December 31, 2016. These amounts include acquired loans, which were marked to fair value and did not receive an ALLL at the acquisition date.

The ALLL was 2.44 times NPLs held for investment, compared to 2.03 times at December 31, 2016. At September 30, 2017, the ALLL was 2.93 times annualized quarterly net charge-offs, compared to 2.47 times at December 31, 2016.

Net charge-offs during the third quarter of 2017 totaled $127 million, or 0.35% of average loans and leases, compared to $130 million, or 0.37% of average loans and leases for the third quarter of 2016.

Refer to the "Loans and ACL" Note in the "Notes to Consolidated Financial Statements" for additional disclosures.

The following table presents an allocation of the ALLL at September 30, 2017 and December 31, 2016. This allocation of the ALLL is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 9
Allocation of ALLL by Category

	September 30, 2017		December 31, 2016
(Dollars in millions)	Amount	% Loans in each category	Amount	% Loans in each category
Commercial and industrial	$479	36.4%	$500	36.1%
CRE-income producing properties	139	10.4	117	10.1
CRE-construction and development	22	3.2	25	2.7
Dealer floor plan	13	1.1	11	1.0
Direct retail lending	101	8.4	103	8.4
Sales finance	37	6.6	38	7.9
Revolving credit	101	1.9	106	1.9
Residential mortgage-nonguaranteed	172	19.4	186	20.2
Residential mortgage-government guaranteed	35	0.6	41	0.6
Other lending subsidiaries	352	11.5	318	10.5
PCI	27	0.5	44	0.6
Total ALLL	1,478	100.0%	1,489	100.0%
RUFC	123		110
Total ACL	$1,601		$1,599

Activity related to the ACL is presented in the following tables:

Table 10-1
Activity in ACL - Quarterly

	Three Months Ended
(Dollars in millions)	9/30/2017	6/30/2017	3/31/2017	12/31/2016	9/30/2016
Beginning balance	$1,602	$1,599	$1,599	$1,621	$1,603
Provision for credit losses (excluding PCI loans)	128	151	146	133	150
Provision (benefit) for PCI loans	(2)	(16)	2	(4)	(2)
Charge-offs:
Commercial and industrial	(10)	(21)	(29)	(23)	(23)
CRE-income producing properties	(2)	(3)	(1)	(1)	(5)
CRE-construction and development	(2)	—	—	—	(1)
Dealer floor plan	—	(1)	—	—	—
Direct retail lending	(16)	(16)	(14)	(16)	(12)
Sales finance	(8)	(6)	(9)	(8)	(7)
Revolving credit	(17)	(19)	(21)	(16)	(18)
Residential mortgage-nonguaranteed	(6)	(19)	(11)	(9)	(11)
Residential mortgage-government guaranteed	(1)	(1)	(1)	(1)	(2)
Other lending subsidiaries	(100)	(87)	(103)	(102)	(91)
PCI	(1)	—	—	(15)	—
Total charge-offs	(163)	(173)	(189)	(191)	(170)

Recoveries:
Commercial and industrial	7	8	6	10	6
CRE-income producing properties	1	—	4	1	3
CRE-construction and development	2	3	2	2	3
Direct retail lending	6	7	6	6	7
Sales finance	3	3	4	3	3
Revolving credit	4	5	5	5	5
Residential mortgage-nonguaranteed	—	1	—	—	1
Other lending subsidiaries	13	14	14	13	12
Total recoveries	36	41	41	40	40
Net charge-offs	(127)	(132)	(148)	(151)	(130)
Ending balance	$1,601	$1,602	$1,599	$1,599	$1,621

ALLL (excluding PCI loans)	$1,451	$1,455	$1,441	$1,445	$1,448
ALLL for PCI loans	27	30	46	44	63
RUFC	123	117	112	110	110
Total ACL	$1,601	$1,602	$1,599	$1,599	$1,621

Table 10-2
Activity in ACL - Year-to-Date

	Nine Months Ended September 30,
(Dollars in millions)	2017	2016
Beginning balance	$1,599	$1,550
Provision for credit losses (excluding PCI loans)	425	441
Provision (benefit) for PCI loans	(16)	2
Charge-offs:
Commercial and industrial	(60)	(105)
CRE-income producing properties	(6)	(7)
CRE-construction and development	(2)	(1)
Dealer floor plan	(1)	—
Direct retail lending	(46)	(37)
Sales finance	(23)	(21)
Revolving credit	(57)	(53)
Residential mortgage-nonguaranteed	(36)	(26)
Residential mortgage-government guaranteed	(3)	(4)
Other lending subsidiaries	(290)	(256)
PCI	(1)	—
Total charge-offs	(525)	(510)

Recoveries:
Commercial and industrial	21	30
CRE-income producing properties	5	7
CRE-construction and development	7	9
Direct retail lending	19	20
Sales finance	10	9
Revolving credit	14	15
Residential mortgage-nonguaranteed	1	3
Other lending subsidiaries	41	36
Total recoveries	118	129
Net charge-offs	(407)	(381)
Other	—	9
Ending balance	$1,601	$1,621

Deposits

Deposits totaled $156.1 billion at September 30, 2017, a decrease of $4.1 billion from December 31, 2016. Money market and savings decreased $4.0 billion and interest checking decreased $3.7 billion. These decreases were partially offset by a $3.4 billion increase in noninterest-bearing deposits.

The following table presents the composition of average deposits for the last five quarters:

Table 11
Composition of Average Deposits

	For the Three Months Ended
(Dollars in millions)	9/30/2017	6/30/2017	3/31/2017	12/31/2016	9/30/2016
Noninterest-bearing deposits	$53,489	$52,573	$51,095	$51,421	$50,559
Interest checking	27,000	28,849	29,578	28,634	27,754
Money market and savings	61,450	64,294	64,857	63,884	64,335
Time deposits	13,794	14,088	14,924	15,693	15,818
Foreign office deposits - interest-bearing	1,681	459	929	486	1,037
Total average deposits	$157,414	$160,263	$161,383	$160,118	$159,503

Average deposits for the third quarter were $157.4 billion, down $2.8 billion compared to the prior quarter. Average noninterest-bearing deposits increased $916 million, primarily due to increases in commercial balances.

Interest checking decreased $1.8 billion, primarily due to decreases in commercial balances, public funds and personal balances. Money market and savings decreased $2.8 billion primarily due to commercial balances. Average time deposits decreased $294 million due to decreases in personal balances. Average foreign office deposits increased $1.2 billion due to changes in the overall funding mix.

Noninterest-bearing deposits represented 34.0% of total average deposits for the third quarter, compared to 32.8% for the prior quarter and 31.7% a year ago. The cost of interest-bearing deposits was 0.35% for the third quarter, up five basis points compared to the prior quarter.

Borrowings

At September 30, 2017, short-term borrowings totaled $7.9 billion, an increase of $6.5 billion compared to December 31, 2016. Short-term borrowings fluctuate based on the Company's funding needs. Long-term debt totaled $20.9 billion at September 30, 2017, a decrease of $1.1 billion compared to December 31, 2016. The decrease reflects the early extinguishment of $2.9 billion of FHLB advances and other repayments totaling $3.7 billion. During the first nine months of 2017, BB&T issued $1.3 billion of senior medium term notes and Branch Bank issued $2.6 billion of senior bank notes and $1.5 billion in new FHLB advances. During October 2017, BB&T issued $2.3 billion of fixed and floating rate debt with maturities ranging from 2021 to 2024.

Shareholders' Equity

Total shareholders' equity was $29.9 billion at September 30, 2017, down $73 million from December 31, 2016. Significant additions include net income of $1.7 billion and $104 million pursuant to activity in equity-based compensation plans. Significant uses include $1.2 billion of share repurchases and common and preferred dividends totaling $877 million. BB&T's book value per common share at September 30, 2017 was $33.92, compared to $33.14 at December 31, 2016.

Merger-Related and Restructuring Activities

In conjunction with the consummation of an acquisition or the implementation of a restructuring initiative, BB&T typically accrues certain merger-related and restructuring expenses, which may include estimated severance and other personnel-related costs, costs to terminate lease contracts, costs related to the disposal of duplicate facilities and equipment, costs to terminate data processing contracts and other costs associated with the acquisition or restructuring activity. Merger-related and restructuring accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at September 30, 2017 are expected to be utilized within one year, unless they relate to specific contracts that expire later. The following table presents a summary of merger-related and restructuring charges and the related accruals:

Table 12
Merger-Related and Restructuring Charges and Related Accruals

	Three Months Ended September 30, 2017				Nine Months Ended September 30, 2017
(Dollars in millions)	Beginning Accrual	Expense	Utilized	Ending Accrual	Beginning Accrual	Expense	Utilized	Ending Accrual
Severance and personnel-related	$20	$15	$(10)	$25	$25	$28	$(28)	$25
Occupancy and equipment (1)	15	26	(27)	14	21	35	(42)	14
Professional services	1	—	(1)	—	1	2	(3)	—
Systems conversion and related costs (1)	—	5	(5)	—	1	25	(26)	—
Other adjustments	1	1	(2)	—	1	3	(4)	—
Total	$37	$47	$(45)	$39	$49	$93	$(103)	$39

(1)	Includes asset impairment charges.

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

BB&T uses derivatives primarily to manage economic risk related to securities, commercial loans, MSRs and mortgage banking operations, long-term debt and other funding sources. BB&T also uses derivatives to facilitate transactions on behalf of its clients. As of September 30, 2017, BB&T had derivative financial instruments outstanding with notional amounts totaling $71.5 billion, with a net fair value loss of $203 million. See the "Derivative Financial Instruments" Note in the "Notes to Consolidated Financial Statements" herein for additional disclosures.

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

Table 13
Interest Sensitivity Simulation Analysis

Interest Rate Scenario			Annualized Hypothetical Percentage Change in Net Interest Income September 30,
Linear Change in Prime Rate	Prime Rate September 30,
	2017	2016	2017	2016
Up 200 bps	6.25%	5.50%	3.86%	4.62%
Up 100	5.25	4.50	2.54	3.26
No Change	4.25	3.50	—	—
Down 25	4.00	3.25	(1.14)	(1.89)
Down 100	3.25	N/A	(6.53)	N/A

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

Table 14
Deposit Mix Sensitivity Analysis

Linear Change in Rates	Base Scenario at September 30, 2017 (1)	Results Assuming a Decrease in Noninterest Bearing Demand Deposits

		$1 Billion	$5 Billion
Up 200 bps	3.86%	3.65%	2.81%
Up 100	2.54	2.41	1.89
(1) The base scenario is equal to the annualized hypothetical percentage change in net interest income at September 30, 2017 as presented in the preceding table.

If rates increased 200 basis points, BB&T could absorb the loss of $18.3 billion, or 33.8%, of noninterest bearing deposits and replace them with managed rate deposits with a beta of 100% before becoming neutral to interest rate changes.

The following table shows the effect that the indicated changes in interest rates would have on EVE. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related and other assets, cash flows and maturities of derivative financial instruments, loan volumes and pricing and deposit sensitivity.

Table 15
EVE Simulation Analysis

	EVE/Assets		Hypothetical Percentage Change in EVE
Change in	September 30,		September 30,
Interest Rates	2017	2016	2017	2016
Up 200 bps	11.8%	10.6%	(2.6)%	6.3%
Up 100	12.2	10.6	0.4	6.0
No Change	12.1	10.0	—	—
Down 25	12.0	9.7	(1.1)	(3.3)
Down 100	11.0	N/A	(9.0)	N/A

Market Risk from Trading Activities

BB&T also manages market risk from trading activities which consists of acting as a financial intermediary to provide its customers access to derivatives, foreign exchange and securities markets. Trading market risk is managed through the use of statistical and non-statistical risk measures and limits. BB&T utilizes a historical VaR methodology to measure and aggregate risks across its covered trading BUs. This methodology uses two years of historical data to estimate economic outcomes for a one-day time horizon at a 99% confidence level. The average 99% one-day VaR and the maximum daily VaR for the three months ended September 30, 2017 and 2016, respectively, were each less than $1 million. Market risk disclosures under Basel II.5 are available in the Additional Disclosures section of the Investor Relations site on BBT.com.

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

The following table presents activity in residential mortgage indemnification, recourse and repurchase reserves:

Table 16
Mortgage Indemnification, Recourse and Repurchase Reserves Activity

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Balance, at beginning of period	$39	$80	$40	$79
Payments	—	—	—	(2)
Expense (benefit)	—	(3)	(1)	—
Balance, at end of period	$39	$77	$39	$77

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

BB&T monitors the ability to meet customer demand for funds under both normal and stressed market conditions. In considering its liquidity position, management evaluates BB&T’s funding mix based on client core funding, client rate-sensitive funding and national markets funding. In addition, management also evaluates exposure to rate-sensitive funding sources that mature in one year or less. Management also measures liquidity needs against 30 days of stressed cash outflows for Branch Bank and BB&T. To ensure a strong liquidity position, management maintains a liquid asset buffer of cash on hand and highly liquid unpledged securities. BB&T follows the FRB's enhanced prudential standards for purposes of determining the liquid asset buffer. BB&T’s policy is to use the greater of either 5% of total assets or a range of projected net cash outflows over a 30 day period. As of September 30, 2017 and December 31, 2016, BB&T's liquid asset buffer was 14.3% and 12.6%, respectively, of total assets.

BB&T is considered to be a "modified LCR" holding company. BB&T would be subject to full LCR requirements if its assets were to increase above $250 billion or if it were to be considered internationally active. BB&T produces LCR calculations to effectively manage the position of High-Quality Liquid Assets and the balance sheet deposit mix to optimize BB&T's liquidity position. BB&T's LCR was approximately 128% at September 30, 2017, compared to the regulatory minimum for such entities of 100%, which puts BB&T in full compliance with the rule. The LCR can experience volatility due to issues like maturing debt rolling into the 30 day measurement period, or client inflows and outflows. The daily change in BB&T’s LCR averaged less than 2% during 2017 with a maximum change of approximately 6%.

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

Liquidity at the Parent Company is more susceptible to market disruptions. BB&T prudently manages cash levels at the Parent Company to cover a minimum of one year of projected cash outflows which includes unfunded external commitments, debt service, common and preferred dividends and scheduled debt maturities without the benefit of any new cash infusions. Generally, BB&T maintains a significant buffer above the projected one year of cash outflows. In determining the buffer, BB&T considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, being a source of strength to its banking subsidiary and being able to withstand sustained market disruptions that could limit access to the capital markets. At September 30, 2017 and December 31, 2016, the Parent Company had 27 months and 25 months, respectively, of cash on hand to satisfy projected contractual cash outflows, and 20 months and 19 months, respectively, taking into account common stock dividends.

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

Branch Bank has several major sources of funding to meet its liquidity requirements, including access to capital markets through issuance of senior or subordinated bank notes and institutional CDs, access to the FHLB system, dealer repurchase agreements and repurchase agreements with commercial clients, access to the overnight and term Federal funds markets, use of a Cayman branch facility, access to retail brokered CDs and a borrower in custody program with the FRB for the discount window. At September 30, 2017, Branch Bank has approximately $78.8 billion of secured borrowing capacity, which represents approximately 6.6 times the amount of one year wholesale funding maturities.

Capital

The maintenance of appropriate levels of capital is a management priority and is monitored on a regular basis. BB&T’s principal goals related to the maintenance of capital are to provide adequate capital to support BB&T’s risk profile consistent with the Board-approved risk appetite, provide financial flexibility to support future growth and client needs, comply with relevant laws, regulations, and supervisory guidance, achieve optimal credit ratings for BB&T and its subsidiaries and provide a competitive return to shareholders. Risk-based capital ratios, which include CET1 capital, Tier 1 capital and Total capital are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets.

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

Table 17
Capital Under Basel III

	Minimum Capital	Well-Capitalized	Minimum Capital Plus Capital Conservation Buffer			BB&T Targets
			2017	2018	2019 (1)	Operating	Stressed
CET1 capital to risk-weighted assets	4.5%	6.5%	5.750%	6.375%	7.000%	8.5%	6.0%
Tier 1 capital to risk-weighted assets	6.0	8.0	7.250	7.875	8.500	10.0	7.5
Total capital to risk-weighted assets	8.0	10.0	9.250	9.875	10.500	12.0	9.5
Leverage ratio	4.0	5.0	N/A	N/A	N/A	8.0	5.5

(1)	BB&T's goal is to maintain capital levels above the 2019 requirements.

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

Table 18
Capital Ratios (1)

(Dollars in millions, except per share data, shares in thousands)	Sep 30, 2017	Dec 31, 2016
Risk-based:
CET1 capital to risk-weighted assets	10.1%	10.2%
Tier 1 capital to risk-weighted assets	11.8	12.0
Total capital to risk-weighted assets	13.9	14.1
Leverage ratio	9.9	10.0

Non-GAAP capital measure (2):
Tangible common equity per common share	$20.78	$20.18

Calculation of tangible common equity (2):
Total shareholders' equity	$29,853	$29,926
Less:
Preferred stock	3,053	3,053
Noncontrolling interests	43	45
Intangible assets	10,363	10,492
Tangible common equity	$16,394	$16,336

Risk-weighted assets	$176,810	$176,138
Common shares outstanding at end of period	788,921	809,475

(1)	Current quarter regulatory capital information is preliminary.

(2)
Tangible common equity and related measures are non-GAAP measures that exclude the impact of intangible assets and their related amortization. These measures are useful for evaluating the performance of a business consistently, whether acquired or developed internally. BB&T's management uses these measures to assess the quality of capital and returns relative to balance sheet risk and believes investors may find them useful in their analysis of the Corporation. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies.

Capital levels remained strong at September 30, 2017. BB&T declared total common dividends of $0.33 per share during the third quarter of 2017, which resulted in a dividend payout ratio of 43.8%. The Company also completed $920 million of share repurchases during the third quarter of 2017, which resulted in a total payout ratio of 198.0%. The dividend and total payout ratios were 46.5% and 123.7%, respectively, for the year-to-date period ended September 30, 2017.

Share Repurchase Activity

The 2017 Repurchase Plan, announced on June 28, 2017, authorizes up to $1.88 billion of share repurchases over a one-year period beginning with the third quarter of 2017. The 2017 Repurchase Plan superseded the 2015 Repurchase Plan, announced on June 25, 2015, which allowed for the repurchase of up to 50 million shares of the Company's common stock. The unused portion of the 2015 Repurchase Plan, totaling 30.2 million shares, was canceled when the 2017 Repurchase Plan was authorized.

Repurchases may be effected through open market purchases, privately negotiated transactions, trading plans established in accordance with Securities and Exchange Commission rules or other means. The timing and exact amount of repurchases will be consistent with the Company's capital plan and subject to various factors, including the Company's capital position, liquidity, financial performance, alternative uses of capital, stock trading price and general market conditions, and may be suspended at any time. Shares repurchased pursuant to the repurchase plan constitute authorized but unissued shares of the Company and are therefore available for future issuances.

Table 19
Share Repurchase Activity

(Dollars in millions, except per share data, shares in thousands)	Total Shares Repurchased	Average Price Paid Per Share (1)	Total Shares Repurchased Pursuant to Publicly-Announced Plan	Maximum Remaining Dollar Value of Shares Available for Repurchase Pursuant to Publicly-Announced Plan
July 2017	15,910	$46.63	15,910	$1,138
August 2017	—	—	—	1,138
September 2017	3,819	46.63	3,819	960
Total	19,729	46.63	19,729

(1)	Excludes commissions.

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

Changes in Internal Control over Financial Reporting

During the third quarter of 2017, BB&T implemented a new commercial loan software solution to enhance the commercial lending information and accounting systems. The new software supports operating activities, including loan origination and servicing, as well as accounting activities. Internal controls and processes have been appropriately modified to address changes in key business applications and financial processes as a result of this implementation.

There were no other changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 6. EXHIBITS

Exhibit No.	Description	Location
12†	Statement re: Computation of Ratios.	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	XBRL Instance Document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.
† Exhibit filed with the Securities and Exchange Commission and available upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BB&T CORPORATION (Registrant)

Date:	10/27/2017	By:	/s/ Daryl N. Bible
Daryl N. Bible Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	10/27/2017	By:	/s/ Cynthia B. Powell
Cynthia B. Powell Executive Vice President and Corporate Controller (Principal Accounting Officer)