Form 10-K
period 2017-12-31
BB&T CORP
filed 2018-02-21
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K
____________________________________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
At January 31, 2018, the Company had 778,291,454 shares of its Common Stock, $5 par value, outstanding. As of June 30, 2017, the aggregate market value of voting stock held by nonaffiliates of the Company was approximately $36.5 billion. Documents incorporated by reference: Portions of the definitive proxy statement relating to the registrant’s 2018 annual meeting of stockholders are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III.

*
For information regarding executive officers, refer to "Executive Officers of BB&T" in Part I. The other information required by Item 10 is incorporated herein by reference to the information that appears under the headings "Proposal 1-Election of Directors," "Corporate Governance Matters," "Corporate Governance Matters-Board Committees, Membership, Attendance and Lead Director Responsibilities," "Audit Committee Report" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders.

The information required by Item 11 is incorporated herein by reference to the information that appears under the headings "Compensation Discussion and Analysis," "Compensation of Executive Officers," "Compensation Committee Report on Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation of Directors" in the Registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders.
For information regarding the registrant’s securities authorized for issuance under equity compensation plans, refer to "Equity Compensation Plan Information" in Part II. The other information required by Item 12 is incorporated herein by reference to the information that appears under the headings "Stock Ownership Information" in the Registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders.
The information required by Item 13 is incorporated herein by reference to the information that appears under the headings "Corporate Governance Matters-Director Independence" and "Transactions with Executive Officers and Directors" in the Registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders.
The information required by Item 14 is incorporated herein by reference to the information that appears under the headings "Fees to Auditors" and "Audit Committee Pre-Approval Policy" in the Registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders.

Glossary of Defined Terms
The following terms may be used throughout this Report, including the consolidated financial statements and related notes.

Term	Definition
2017 Repurchase Plan	Plan for the repurchase of up to $1.93 billion of BB&T's common stock
ACL	Allowance for credit losses
AFS	Available-for-sale
Agency MBS	Mortgage-backed securities issued by a U.S. government agency or GSE
ALLL	Allowance for loan and lease losses
American Coastal	American Coastal Insurance Company
AOCI	Accumulated other comprehensive income (loss)
Basel III	Global regulatory standards on bank capital adequacy and liquidity published by the BCBS
BB&T	BB&T Corporation and subsidiaries
BCBS	Basel Committee on Banking Supervision
BHC	Bank holding company
BHCA	Bank Holding Company Act of 1956, as amended
Branch Bank	Branch Banking and Trust Company
BSA/AML	Bank Secrecy Act/Anti-Money Laundering
CB-Commercial	Community Banking Commercial, an operating segment
CB-Retail	Community Banking Retail and Consumer Finance, an operating segment
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CDI	Core deposit intangible assets
CEO	Chief Executive Officer
CET1	Common equity Tier 1
CFPB	Consumer Financial Protection Bureau
CISA	Cybersecurity Information Sharing Act
CMO	Collateralized mortgage obligation
Colonial	Collectively, certain assets and liabilities of Colonial Bank acquired by BB&T in 2009
Company	BB&T Corporation and subsidiaries (interchangeable with "BB&T" above)
CRA	Community Reinvestment Act of 1977
CRE	Commercial real estate
CRMC	Credit Risk Management Committee
CRO	Chief Risk Officer
CROC	Compliance Risk Oversight Committee
DIF	Deposit Insurance Fund administered by the FDIC
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOL	United States Department of Labor
DTSSRC	Data & Technology Services Strategy & Risk Committee
EPS	Earnings per common share
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FATCA	Foreign Account Tax Compliance Act
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHC	Financial Holding Company
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FINRA	Financial Industry Regulatory Authority
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
FS&CF	Financial Services and Commercial Finance, an operating segment
FTP	Funds transfer pricing
GAAP	Accounting principles generally accepted in the United States of America
GNMA	Government National Mortgage Association
Grandbridge	Grandbridge Real Estate Capital, LLC
GSE	U.S. government-sponsored enterprise
HFI	Held for investment
HMDA	Home Mortgage Disclosure Act
HTM	Held-to-maturity
HUD-OIG	Office of Inspector General, U.S. Department of Housing and Urban Development

Term	Definition
IDI	Insured depository institution
IH&PF	Insurance Holdings and Premium Finance, an operating segment
IPV	Independent price verification
IRC	Internal Revenue Code
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association, Inc.
LCR	Liquidity Coverage Ratio
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
MBS	Mortgage-backed securities
MRLCC	Market Risk, Liquidity and Capital Committee
MRM	Model Risk Management
MSR	Mortgage servicing right
MSRB	Municipal Securities Rulemaking Board
N/A	Not applicable
National Penn	National Penn Bancshares, Inc., previously a Pennsylvania incorporated BHC, acquired April 1, 2016
NCCOB	North Carolina Office of the Commissioner of Banks
NIM	Net interest margin, computed on a taxable-equivalent basis
NM	Not meaningful
NPA	Nonperforming asset
NPL	Nonperforming loan
NSFR	Net stable value funding ratio
NYSE	NYSE Euronext, Inc.
OAS	Option adjusted spread
OCI	Other comprehensive income (loss)
OFAC	U.S. Department of the Treasury’s Office of Foreign Assets Control
OREO	Other real estate owned
ORMC	Operational Risk Management Committee
OT&C	Other, Treasury and Corporate
OTTI	Other-than-temporary impairment
Parent Company	BB&T Corporation, the parent company of Branch Bank and other subsidiaries
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCI	Purchased credit impaired loans as well as assets of Colonial Bank acquired from the FDIC during 2009, which were formerly covered under loss sharing agreements
PSU	Performance share units
Re-REMICs	Re-securitizations of Real Estate Mortgage Investment Conduits
RMC	Risk Management Committee
RMO	Risk Management Organization
RSU	Restricted stock unit
RUFC	Reserve for unfunded lending commitments
S&P	Standard & Poor's
SBIC	Small Business Investment Company
SEC	Securities and Exchange Commission
Short-Term Borrowings	Federal funds purchased, securities sold under repurchase agreements and other short-term borrowed funds with original maturities of less than one year
Simulation	Interest sensitivity simulation analysis
Susquehanna	Susquehanna Bancshares, Inc., acquired by BB&T effective August 1, 2015
Swett & Crawford	CGSC North America Holdings Corporation, acquired by BB&T effective April 1, 2016
TBA	To be announced
TDR	Troubled debt restructuring
TE	Taxable-equivalent
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
UPB	Unpaid principal balance
VaR	Value-at-risk
VIE	Variable interest entity

Forward-Looking Statements

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, regarding the financial condition, results of operations, business plans and the future performance of BB&T that are based on the beliefs and assumptions of the management of BB&T and the information available to management at the time that these disclosures were prepared. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "plans," "projects," "may," "will," "should," "could," and other similar expressions are intended to identify these forward-looking statements. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. Such factors include, but are not limited to, the following:

●
general economic or business conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, slower deposit and/or asset growth, and a deterioration in credit quality and/or a reduced demand for credit, insurance or other services;

●
disruptions to the national or global financial markets, including the impact of a downgrade of U.S. government obligations by one of the credit ratings agencies, the economic instability and recessionary conditions in Europe, the eventual exit of the United Kingdom from the European Union;

●
changes in the interest rate environment, including interest rate changes made by the Federal Reserve, as well as cash flow reassessments may reduce net interest margin and/or the volumes and values of loans made or held as well as the value of other financial assets held;

●	competitive pressures among depository and other financial institutions may increase significantly;
●	legislative, regulatory or accounting changes, including changes resulting from the adoption and implementation of the Dodd-Frank Act may adversely affect the businesses in which BB&T is engaged;
●	local, state or federal taxing authorities may take tax positions that are adverse to BB&T;
●	a reduction may occur in BB&T's credit ratings;
●	adverse changes may occur in the securities markets;
●	competitors of BB&T may have greater financial resources or develop products that enable them to compete more successfully than BB&T and may be subject to different regulatory standards than BB&T;
●
cybersecurity risks could adversely affect BB&T's business and financial performance or reputation, and BB&T could be liable for financial losses incurred by third parties due to breaches of data shared between financial institutions;

●
higher-than-expected costs related to information technology infrastructure or a failure to successfully implement future system enhancements could adversely impact BB&T's financial condition and results of operations and could result in significant additional costs to BB&T;

●
natural or other disasters, including acts of terrorism, could have an adverse effect on BB&T, materially disrupting BB&T's operations or the ability or willingness of customers to access BB&T's products and services;

●	costs related to the integration of the businesses of BB&T and its merger partners may be greater than expected;
●
failure to execute on strategic or operational plans, including the ability to successfully complete and/or integrate mergers and acquisitions or fully achieve expected cost savings or revenue growth associated with mergers and acquisitions within the expected time frames could adversely impact financial condition and results of operations;

●	significant litigation and regulatory proceedings could have a material adverse effect on BB&T;
●
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

●	risks resulting from the extensive use of models;
●	risk management measures may not be fully effective;
●	deposit attrition, customer loss and/or revenue loss following completed mergers/acquisitions may exceed expectations; and
●
widespread system outages, caused by the failure of critical internal systems or critical services provided by third parties, could adversely impact BB&T's financial condition and results of operations.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and should also consider the risks and uncertainties described elsewhere in this report, including under the "Risk Factors" section. Actual results may differ materially from those expressed in or implied by any forward-looking statement. Except to the extent required by applicable law or regulation, BB&T undertakes no obligation to revise or update publicly any forward-looking statements for any reason. Readers should, however, consult any further disclosures of a forward-looking nature BB&T may make in any subsequent Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, or Current Reports on Form 8‑K.

ITEM 1. BUSINESS

BB&T is a FHC headquartered in Winston-Salem, North Carolina. BB&T conducts its business operations primarily through its bank subsidiary, Branch Bank, and other nonbank subsidiaries.

Operating Subsidiaries

Branch Bank (Winston-Salem, North Carolina), BB&T’s largest subsidiary, was chartered in 1872 and is the oldest bank headquartered in North Carolina. Branch Bank provides a wide range of banking and trust services for retail and commercial clients in its geographic markets, including small and mid-size businesses, public agencies, local governments and individuals, through 2,049 offices (as of December 31, 2017). Branch Bank’s principal operating subsidiaries include:

•	BB&T Commercial Equipment Capital Corp. (Malvern, Pennsylvania) provides loans and lease financing to commercial and small businesses.

•	BB&T Equipment Finance Corporation (Charlotte, North Carolina) provides loan and lease financing to commercial and small businesses;

•
BB&T Insurance Services, Inc. (Raleigh, North Carolina) offers property and casualty, life, health, employee benefits, commercial general liability, surety, title and other insurance products through its agency network;

•
BB&T Investment Services, Inc. (Charlotte, North Carolina) was a registered broker-dealer and offers clients non-deposit investment products, including discount brokerage services, equities, fixed-rate, variable-rate and index annuities, mutual funds, government and municipal bonds, and money market funds. It merged with BB&T Securities, LLC effective January 1, 2018;

•	CRC Insurance Services, Inc. (Birmingham, Alabama) is a wholesale insurance broker authorized to do business nationwide;

•	Crump Life Insurance Services, Inc. (Parsippany, New Jersey) is a wholesale insurance broker authorized to do business nationwide;

•	Grandbridge (Charlotte, North Carolina) specializes in arranging and servicing commercial mortgage loans;

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

BB&T also has a number of nonbank subsidiaries, including:

•
BB&T Securities, LLC (Richmond, Virginia) is a registered investment banking and full-service brokerage firm that provides services in retail brokerage, equity and debt underwriting, investment advice, corporate finance and equity research; and facilitates the origination, trading and distribution of fixed-income securities and equity products in both the public and private capital markets;

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

Services

BB&T’s subsidiaries offer a variety of services targeted to retail and commercial clients. BB&T’s objective is to offer clients a full array of products to meet all their financial needs. BB&T provides insurance services primarily through its retail agency and wholesale brokerage operations.

Retail Services:	Commercial Services:
Asset management	Asset management
Automobile lending	Association services
Bankcard lending	Capital markets services
Consumer finance	Commercial deposit and treasury services
Home equity lending	Commercial finance
Home mortgage lending	Commercial middle market lending
Insurance	Commercial mortgage lending
Investment brokerage services	Corporate banking
Mobile/online banking	Floor plan lending
Payment solutions	Institutional trust services
Retail deposit services	Insurance
Small business lending	Insurance premium finance
Wealth management/private banking	International banking services
Leasing
Merchant services
Mortgage warehouse lending
Payment solutions
Private equity investments
Real estate lending
Supply chain management

Operating Segments

Refer to "Note 19. Operating Segments" for disclosures related to BB&T’s operating segments.

Market Area

The following table reflects BB&T’s deposit market share and branch locations by state:

Table 1
BB&T Deposit Market Share and Branch Locations by State

	% of BB&T's Deposits (2)	Deposit Market Share Rank (2)	Number of Branches (3)
North Carolina (1)	21%	2nd	328
Virginia	16	4th	319
Florida	13	7th	298
Pennsylvania	10	6th	246
Georgia	8	5th	144
Maryland	7	6th	158
South Carolina	6	3rd	102
Texas	4	14th	117
Kentucky	4	4th	99
West Virginia	4	1st	68
Alabama	3	6th	77
Tennessee	2	8th	46
New Jersey	1	16th	30
Washington, D.C.	1	9th	12

(1)	Excludes home office deposits.

(2)	Source: S&P Global Market Intelligence-data as of December 28, 2017.

(3)	As of December 31, 2017. Excludes three branches in Ohio and two in Indiana.

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

Merger and Acquisition Strategy

BB&T’s growth in business, profitability and market share has historically been enhanced by strategic mergers and acquisitions. BB&T is not currently pursuing significant mergers or acquisitions, but will assess future opportunities, primarily within or contiguous to BB&T’s existing footprint, based on market conditions and may pursue economically advantageous acquisitions of insurance agencies, specialized lending businesses and fee income generating financial services businesses. BB&T’s acquisition strategy will focus on meeting the following criteria:

•	the organization must be a good fit with BB&T’s culture;

•	the acquisition must be strategically attractive;

•	any risks must be identified and mitigation plans put in place to ensure any risks fall within BB&T’s risk appetite; and

•	the transaction must meet BB&T’s financial criteria.

Regulatory actions, such as the orders more fully discussed in the "BSA/AML and Suspicious Activity" section below, can limit BB&T’s and Branch Bank’s ability to pursue mergers and acquisitions for a period of time and require new or additional regulatory approvals before engaging in certain other business activities.

During 2016, BB&T acquired National Penn and Swett & Crawford. During 2015, BB&T completed the purchases of Susquehanna Bancshares, Inc. and The Bank of Kentucky Financial Corporation. BB&T also acquired 41 retail branches in Texas from Citigroup.

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

The current administration and members of Congress have publicly disclosed proposals to change certain laws and regulations. Proposals to change the laws and regulations are frequently introduced at both the federal and state levels. The likelihood and timing of any such changes and the impact such changes may have on BB&T is impossible to determine with any certainty.

The description below summarizes the significant state and federal laws to which BB&T currently is subject. The descriptions are qualified in their entirety by reference to the particular statutory or regulatory provisions summarized. The descriptions below do not summarize all possible or proposed changes in current laws or regulations.

Financial Regulatory Oversight

U.S. financial services firms, including BB&T, are subject to significant regulatory oversight. The Dodd-Frank Act is extensive, complex and comprehensive legislation that impacts practically all aspects of a banking organization. The Dodd-Frank Act has led to numerous and far-reaching changes that affect financial institutions.

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

In August 2017, the FRB proposed a new rating system that will apply to all BHCs with total consolidated assets of $50 billion or more. Under the new rating system, component ratings would be assigned for capital planning and positions, liquidity risk management and positions, and governance and controls; however, a standalone composite rating would not be assigned. To be considered “well managed" under the proposed rating system, a firm must be rated “Satisfactory” or “Satisfactory Watch” for each of its three component ratings. Initial ratings would be assigned during 2018 under the proposal.

State and federal law govern the activities in which Branch Bank engages, the investments it makes, and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect its operations. Branch Bank is also affected by the actions of the FRB as it implements monetary policy.

In addition to federal and state banking laws and regulations, BB&T and certain of its subsidiaries and affiliates, including those that engage in securities underwriting, dealing, brokerage, investment advisory and insurance activities, are subject to other federal and state laws and regulations as well as supervision and examination by other federal and state regulatory agencies and other regulatory authorities, including the SEC, FINRA, and NYSE.

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

CCAR and Stress Test Requirements

FRB rules require BB&T to submit annual capital plans based on pre-defined stress scenarios. BB&T is also required to collect and report certain related data on a monthly and quarterly basis to allow the FRB to monitor progress against the annual capital plan. BB&T may pay dividends and repurchase stock only in accordance with a capital plan that has been reviewed by the FRB and that has not received any objections from the FRB. A capital distribution can only occur if, after giving effect to the distribution, all minimum regulatory capital ratios will be maintained, including a post-stress Basel III CET1 ratio of at least 4.5%. See Table 32 for additional information about Basel III requirements. The FRB did not object to BB&T’s 2017 capital plan.

The FRB conducts an annual supervisory stress test and requires that BB&T conduct a separate mid-cycle stress test, file the results of such test with the FRB and publicly disclose details of the scenario and the impact on its capital. The FDIC requires Branch Bank to conduct annual company-run stress tests. BB&T’s annual and mid-cycle stress test results are available on its website at bbt.investorroom.com/additional-disclosures.

The start date of the annual stress test cycle is January 1 of the following calendar year. The capital plan period starts July 1 of the following calendar year. A BHC can only make capital distributions as provided for in its capital plan.

FRB rules limit the amount of capital that can be distributed by CCAR banks to shareholders outside of an approved capital plan without seeking prior approval from the FRB. Additionally, the FRB rules contain a blackout period in the second quarter of each year during which a firm cannot change its capital distribution plan. BB&T is not subject to the qualitative assessment of CCAR for BHCs as BB&T's total consolidated assets are between $50 billion and $250 billion. BB&T has maintained and intends to maintain the processes and infrastructure to facilitate future compliance.

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

In October 2017, the federal banking agencies proposed revisions that would simplify compliance with certain aspects of capital rules. A majority of the proposed simplifications would apply solely to banking organizations that are not subject to the advanced approaches capital rule. The proposed rules simplify application of regulatory capital treatment for mortgage servicing assets, certain deferred tax assets arising from temporary differences, investments in the capital of unconsolidated financial institutions, and capital issued by a consolidated subsidiary of a banking organization and held by third parties (minority interest), and; revisions to the treatment of certain acquisition, development, or construction exposures. In addition, the federal banking agencies have deferred the final phase-in and increased risk-weighting associated with CET1 deductions indefinitely for non-advanced approaches banks.

Basel III

The U.S. capital requirements follow the accord of the BCBS. The Company currently qualifies as a standardized approach banking organization under the FRB's Basel III capital framework rules. The rules stipulate the risk-based capital requirements applicable to BHCs and IDIs define the components of capital and address other areas affecting banking institutions' regulatory capital ratios. The rules also address risk weights and other items affecting the denominator in banking institutions' regulatory capital ratios, and the rules use a more risk-sensitive approach than the pre-Basel III rules.

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

The Basel III rules, among other things, (1) include a capital measure referred to as CET1; (2) specify that Tier 1 capital consists of Tier 1 common equity and additional Tier 1 capital instruments meeting specified requirements; (3) define Tier 1 common equity narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to Tier 1 common equity and not to the other components of capital; and (4) expand the scope of the deductions/adjustments from capital as compared to prior regulations.

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

The Basel III rules also establish more conservative ratio levels for well-capitalized status. In addition to the minimum risk-based capital requirements, all banks must hold additional capital, referred to as the capital conservation buffer (which is in the form of common equity), to avoid being subject to limits on capital distributions and certain discretionary bonus payments to officers. The required amount of the capital conservation buffer is being phased-in annually over four years, through January 1, 2019. The capital conservation buffer requirements do not currently result in any limitations on distributions or discretionary bonuses for Branch Bank.

See the "Liquidity" section in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information about BB&T's liquidity requirements.

See the "Capital" section in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information about BB&T's capital requirements.

HMDA Regulations

The CFPB has issued final rules changing the reporting requirements for lenders under the HMDA. The new rules expand the range of transactions subject to these requirements to include most securitized residential mortgage loans and credit lines. The rules also increase the overall amount of data required to be collected and submitted, including additional data points about the applicable loans and expanded data about the borrowers. BB&T is required to begin collecting the expanded data on January 1, 2018.

Tax Cuts and Jobs Act

During 2017, the Tax Cuts and Jobs Act was signed into law. Among other changes, the Tax Cuts and Jobs Act significantly changes corporate income tax law by reducing the corporate income tax rate from 35% to 21%, creating a territorial tax system, allowing for immediate capital expensing of certain qualified property, and eliminating the deductibility of DIF assessments. The tax laws are generally effective for the 2018 tax year. However, BB&T recognized certain effects of changes in tax laws in 2017, which was when the new legislation was enacted. Refer to "Note 11. Income Taxes" for additional disclosures regarding the impact of the Tax Cuts and Jobs Act.

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

The rule also imposes limits on certain relationships with hedge funds or private equity funds. The rule became effective on July 21, 2017 for purposes of conforming investments in and relationships with certain funds that were in place prior to December 31, 2013. These requirements did not have a material impact on BB&T's consolidated financial position, results of operations or cash flows.

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

The FDIC adopted a final rule that imposes a surcharge of 4.5 cents per $100 of the assessment base, after making certain adjustments, for banks with total assets of at least $10 billion. The surcharge became effective July 1, 2016 and will last for a period currently estimated by the FDIC to be two years but ending no later than December 31, 2018. If the DIF has not reached the required level at that time, then the FDIC will impose a special assessment on institutions with assets greater than $10 billion. The net effect of the new surcharge increased BB&T's total annual assessment by $84 million for 2017.

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

BSA/AML and Suspicious Activity

BB&T is subject to a number of anti-money laundering laws and regulations as a result of being a financial company headquartered in the United States. AML requirements are primarily derived from the Bank Secrecy Act, as amended by the USA Patriot Act. These laws and regulations are designed to prevent the financial system from being used by criminals to hide illicit proceeds and to impede terrorists’ ability to access and move funds used in support of terrorist activities. Among other things, BSA/AML laws and regulations require financial institutions to establish AML programs that meet certain standards, including, in some instances, expanded reporting, particularly in the area of suspicious transactions, and enhanced information gathering and recordkeeping requirements. Failure to comply with applicable laws and regulations or maintain adequate AML related controls can lead to significant monetary penalties and reputational damage.

BB&T has established and continues to maintain an AML program designed to ensure that, at a minimum, BB&T is in compliance with all applicable laws, rules and regulations related to AML and anti-terrorist financing initiatives. The AML program provides for a system of internal controls to ensure that appropriate due diligence and, when necessary, enhanced due diligence, including obtaining and maintaining appropriate documentation, is conducted at account opening and updated, as necessary, through the course of the client relationship. The AML program is also designed to ensure there are appropriate methods of monitoring transactions and account relationships to identify potentially suspicious activity and report suspicious activity to governmental authorities in accordance with applicable laws, rules and regulations. In addition, the AML program requires the training of appropriate personnel with regard to AML and anti-terrorist financing issues and provides for independent testing to ensure that the AML program is in compliance with all applicable laws and regulations. Non-compliance with BSA/AML laws or failure to maintain adequate policies and procedures can lead to significant monetary penalties and reputational damage, and federal regulators evaluate the effectiveness of an applicant in combating money laundering when determining whether to approve a bank merger, BHC acquisitions or other expansionary activity.

During December 2016, Branch Bank entered into a consent order with the FDIC and the NCCOB and in January 2017, BB&T entered into a cease and desist order with the FRB and NCCOB. These orders call for corrective actions and enhancements to address certain internal control deficiencies within the BSA/AML Compliance Program. No criminal activity has been identified as the result of such deficiencies, and no financial penalty was levied. During 2017, BB&T made significant progress in addressing matters identified in the consent order, as well as the cease and desist order. BB&T continues to devote significant resources to its BSA/AML program.

By May 11, 2018, BB&T must comply with new provisions of the Bank Secrecy Act: “Customer Due Diligence Requirements for Financial Institutions.” These new requirements, among other things, will require BB&T to collect information on the beneficial ownership and controlling person of legal entity clients and then verify their identity.

The U.S. Treasury's OFAC rules prohibit U.S. persons from engaging in financial transactions with certain individuals, entities, or countries, identified as “Specially Designated Nationals,” such as terrorists and narcotics traffickers. These rules require the blocking of assets held by, and prohibit transfers of property to such individuals, entities or countries. Blocked assets, such as property or bank deposits, cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. BB&T maintains an OFAC program designed to ensure compliance with OFAC requirements. Failure to comply with such requirements could subject BB&T to serious legal and reputational consequences, including criminal penalties.

Privacy

Federal law contains extensive customer privacy protection provisions, including those provided under the Financial Services Modernization Act of 1999 (commonly known as the Gramm-Leach-Bliley Act). Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. The privacy provisions include an exception under which if a financial institution meets certain conditions, it is not required to provide annual privacy notices to customers. In August 2017, the CFPB finalized a rule implementing this provision, with an effective date of October 1, 2018.

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

Pay Ratio Disclosure

The SEC has adopted amendments to require the disclosure of: (1) the median compensation amount of the annual total compensation of all employees of a registrant (excluding the CEO), (2) the annual total compensation of that registrant's CEO and (3) the ratio of the median of the annual total compensation of all employees (excluding the CEO) to the annual total compensation of the CEO. This information for the year ended December 31, 2017 will be included in the Company's Proxy Statement for the 2018 Meeting of Shareholders.

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

During 2017, the DOL issued extensions on implementation of certain aspects of the final rule to allow additional time to evaluate the impacts of the rule and extend the phase in period. Thus, the requirements under the rule are being phased in through July 1, 2019. The impact on BB&T of the implementation of such requirements for 2017 was not significant.

FDIC Recordkeeping Requirements

The FDIC has released a final rule to facilitate prompt payment of FDIC-insured deposits when large IDIs fail. The rule requires IDIs with two million or more deposit accounts to maintain complete and accurate data on each depositor's ownership interest by right and capacity and to develop the capability to calculate the insured and uninsured amounts for each deposit owner by ownership right and capacity. Compliance with the rule is required by April 1, 2020. This rule is expected to result in additional costs to BB&T; however, the amount has not been quantified.

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

Employees

For the quarter ended December 31, 2017, BB&T had 36,484 full-time equivalent employees, compared to 37,481 full-time equivalent employees for the quarter ended December 31, 2016.

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

Corporate Governance

Information with respect to BB&T’s Board of Directors, Executive Officers and corporate governance policies and principles is presented on BB&T’s website, BBT.com.

Executive Officers

Executive Officer	Recent Work Experience	Yrs of Service	Age
Kelly S. King	Chairman since January 2010. Chief Executive Officer since January 2009.	45	69
Chairman and Chief Executive Officer
Christopher L. Henson	President since December 2016. Chief Operating Officer since January 2009.	33	56
President and Chief Operating Officer
Daryl N. Bible	Chief Financial Officer since January 2009.	10	56
Senior Executive Vice President and
Chief Financial Officer
Clarke R. Starnes III	Chief Risk Officer since July 2009.	35	58
Senior Executive Vice President and
Chief Risk Officer
W. Bennett Bradley	Chief Digital Officer since January 2016. President, Payment Solutions from September 2005 to December 2015.	32	56
Senior Executive Vice President and
Chief Digital Officer
Barbara F. Duck	Chief Information Officer since July 2016. Data and Technology Services Manager from January 2016 to June 2016. Enterprise Risk Manager from July 2009 to December 2015.	30	51
Senior Executive Vice President and
Chief Information Officer
Jim. D. Godwin	Chief Credit Officer since January 2018. Deputy Chief Risk Officer from January 2016 to December 2017. Chief Operational Risk Officer from September 2012 to December 2015. Credit Risk Review Manager from May 2009 to September 2012.	22	49
Senior Executive Vice President and
Chief Credit Officer
Donna C. Goodrich	Deposit, Operations and Fraud Manager since November 2017. Deposit, Payment and Operations Services Manager from January 2016 to October 2017. Deposit Services Manager from April 2004 to December 2015.	32	55
Senior Executive Vice President and
Deposit, Operations and Fraud Manager
Robert J. Johnson, Jr.	General Counsel, Secretary and Chief Corporate Governance Officer since August 2010.	13	45
Senior Executive Vice President and
General Counsel, Secretary and
Chief Corporate Governance Officer
Brant J. Standridge	President, Retail Banking since January 2018. Lending Group Manager from August 2016 to December 2017. Regional President in Texas from January 2015 to August 2016. Regional President in Georgia from November 2011 to December 2014.	19	42
Senior Executive Vice President and
President, Retail Banking
David H. Weaver	President, Community Banking since December 2016. Community Banking Group Executive from 2010 to December 2016.	22	51
Senior Executive Vice President and
President, Community Banking
Dontá L. Wilson	Chief Client Experience Officer since August 2016. Regional President in Georgia from December 2014 to July 2016. Regional President in Alabama from August 2009 to November 2014.	19	41
Senior Executive Vice President and
Chief Client Experience Officer
W. Rufus Yates	President and CEO of BB&T Securities, LLC since January 2009. Financial Services Commercial Finance Manager since 2012.	31	60
Senior Executive Vice President and
President and CEO of BB&T Securities, LLC
and Financial Services Commercial Finance
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

For example, as discussed in "Regulatory Considerations" above, the FDIC adopted a final rule that imposes a DIF assessment surcharge for banks with total assets of at least $10 billion. The surcharge became effective July 1, 2016 and will last for a period currently estimated by the FDIC to be two years but ending no later than December 31, 2018. If the DIF has not reached the required level at that time, then the FDIC will impose a special assessment on institutions with assets greater than $10 billion. The net effect of the new surcharge increased BB&T's total annual assessment by $84 million for 2017.

The Dodd-Frank Act, and its related rulemaking activities, may result in lower revenues, higher costs and ratings downgrades. In addition, failure to meet the FRB’s capital planning and adequacy requirements and liquidity requirements under the Dodd-Frank Act and other banking laws may limit the ability to pay dividends, pursue acquisitions and repurchase common stock.

The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, and changes among the bank regulatory agencies. Under Dodd-Frank, BB&T is deemed to be a "systemically important" institution subject to certain enhanced prudential standards imposed by the FRB. Federal agencies continue to implement the provisions of the Dodd-Frank Act. Certain of these provisions remain subject to further rulemaking, guidance and interpretation by the applicable federal regulators. Additionally, the CFPB has finalized a number of significant rules that impact nearly every aspect of the lifecycle of a residential mortgage. These rules implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, the Truth in Lending Act and the Real Estate Settlement Procedures Act. These rules have a direct impact on BB&T’s operations, as BB&T is both a mortgage originator and a servicer.

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

For example, as discussed in "Regulatory Considerations" above, Branch Bank entered into a consent order with the FDIC and the NCCOB in December 2016 and BB&T entered into a cease and desist order with the FRB and NCCOB in January 2017. The orders call for corrective actions and enhancements to address certain internal control deficiencies within the BSA/AML Compliance Program. BB&T’s and Branch Bank’s ability to pursue mergers and acquisitions may be limited for a period of time.

In addition, during 2014, BB&T received notice from the HUD-OIG that BB&T had been selected for an audit/survey to assess BB&T's compliance with FHA loan origination and quality control requirements. BB&T subsequently received subpoenas from the HUD-OIG and the Department of Justice seeking additional information regarding its lending practices in connection with loans insured by the FHA. During 2014, BB&T recognized an $85 million charge that was included in other expense on the Consolidated Statements of Income. During 2016, the Company paid $83 million to settle these matters pursuant to an agreement with the Department of Justice.

Issuance of new tax guidance or differences in interpretation of tax laws and regulations may adversely impact BB&T’s financial statements.

Local, state or federal tax authorities may interpret tax laws, including the recently issued Tax Cuts and Jobs Act, and regulations differently than BB&T and challenge tax positions that BB&T has taken on its tax returns. This may result in differences in the treatment of revenues, deductions or credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest or penalties that could have a material adverse effect on financial results. Potential litigation related to BB&T could adversely affect BB&T’s financial position or results of operations.

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

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. BB&T has exposure to many different industries and counterparties, and BB&T and certain of its subsidiaries routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds and other institutions. Many of these transactions expose BB&T to credit risk in the event of default of its counterparty. In addition, BB&T’s credit risk may be exacerbated when collateral is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure. These types of losses could materially adversely affect BB&T’s results of operations or financial condition.

BB&T could be affected by the United Kingdom’s eventual withdrawal from the European Union.

In June 2016, the United Kingdom held a non-binding referendum in which a majority of voters voted in favor of the United Kingdom’s exit from the European Union (commonly referred to as “Brexit”). On March 29, 2017, the United Kingdom formally notified the European Union of its intention to withdraw pursuant to the Treaty on European Union. The withdrawal of the United Kingdom from the European Union will take effect either when agreed upon or, in the absence of such an agreement, two years after the United Kingdom provided its notice of withdrawal. It appears likely that this withdrawal will involve a process of lengthy negotiations between the United Kingdom and the European Union member states to determine the terms of the withdrawal as well as the United Kingdom’s relationship with the European Union going forward. The ultimate impact of Brexit and its effects on BB&T still remain uncertain and will depend on the terms of withdrawal and the post-Brexit relationships that the United Kingdom will negotiate with the European Union and other nations that are not a part of the European Union. Increased market volatility and further global economic deterioration resulting from Brexit, or concern about Brexit, could have significant adverse effects on BB&T's businesses, results of operations, financial condition, liquidity and capital. In addition, specific impacts from Brexit could include requirements that BB&T make certain changes to its operational model, business practices and regulatory authorizations in order to continue servicing customers across Europe; detrimental impacts on revenues and expenses; increased difficulties related to recruitment, retention, and mobility of certain European-based associates; and other adverse impacts on business operations.

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

Market Risk

Instability in economic conditions and geopolitical matters as well as volatility in financial markets could have a material adverse effect on BB&T’s operations, earnings and financial condition.

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

On July 27, 2017, the Chief Executive of the U.K. Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of the LIBOR rates after 2021. In the U.S., efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the FRB and the Federal Reserve Bank of New York. At this time, it is not possible to predict the effect of the Financial Conduct Authority announcement or other regulatory changes or announcements, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom, the United States or elsewhere. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect BB&T’s financial condition and results of operations.

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

Operational Risk

BB&T faces cybersecurity risks that could result in the disruption of operations or the disclosure of confidential information, adversely affect BB&T’s business or reputation and create significant legal and financial exposure.

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

BB&T is exposed to many types of operational risks, legal and compliance risk, internal or external fraud (including identity and information theft), transaction processing errors due to clerical or record-keeping mistakes or those resulting from faulty or disabled computer or telecommunications systems. Negative public opinion can result from BB&T’s actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, activities related to asset sales and balance sheet management and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect BB&T’s ability to attract and keep customers and can expose it to litigation and regulatory action.

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

Catastrophic weather-related events and other natural disasters could have a material adverse effect on BB&T.

The occurrence of events such as hurricanes, tropical storms, tornados, winter storms and other large scale catastrophes could adversely affect BB&T’s financial condition or results of operations. BB&T has operations and customers along the Gulf and Atlantic coasts as well as other parts of the southeastern United States. Such areas could be adversely impacted by such events in those regions, the nature and severity of which may be impacted by climate change and are difficult to predict. These and other unpredictable natural disasters could have an adverse effect on BB&T in that such events could materially disrupt its operations or the ability or willingness of its customers to access the financial services offered by BB&T. These events could reduce BB&T’s earnings and cause volatility in its financial results for any fiscal quarter or year and have a material adverse effect on BB&T’s financial condition and/or results of operations.

ITEM 2. PROPERTIES

BB&T leases its headquarters at 200 West Second Street, Winston-Salem, North Carolina 27101 and owns or leases other significant office space in the vicinity of its headquarters. BB&T owns or leases free-standing operations centers, with its primary operations and information technology centers located in various locations in the Southeastern and Mid-Atlantic United States. Offices are either owned or operated under long-term leases. BB&T operates retail branches and other offices in a number of states, primarily concentrated in the Southeastern and Mid-Atlantic United States. See Table 1 for a list of BB&T’s branches by state. BB&T also operates numerous insurance agencies and other businesses that occupy facilities throughout the U.S. and Canada. Management believes that the premises are well-located and suitably equipped to serve as financial services facilities. See "Note 4. Premises and Equipment" for additional disclosures related to properties and other fixed assets.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

BB&T’s common stock is traded on the NYSE under the symbol "BBT." The common stock was held by approximately 480,000 shareholders and 450,000 shareholders at December 31, 2017 and 2016, respectively. The following table sets forth the quarterly high, low and closing sales prices for BB&T’s common stock and the cash dividends declared per share of common stock for the last two years.

Table 2
Quarterly Summary of Market Prices and Cash Dividends Declared on Common Stock

	2017				2016
	Sales Prices			Cash Dividends Declared	Sales Prices			Cash Dividends Declared
	High	Low	Close		High	Low	Close
Quarter Ended:
March 31	$49.88	$42.73	$44.70	$0.30	$37.03	$29.95	$33.27	$0.27
June 30	46.50	41.17	45.41	0.30	37.02	32.22	35.61	0.28
September 30	48.90	43.03	46.94	0.33	38.81	33.72	37.72	0.30
December 31	51.11	44.62	49.72	0.33	47.85	37.40	47.02	0.30
Year	51.11	41.17	49.72	$1.26	47.85	29.95	47.02	$1.15

The stock price reached an all-time high during the first quarter of 2018.

Common Stock, Dividends and Share Repurchases

BB&T’s ability to pay dividends is primarily dependent on earnings from operations, the adequacy of capital and the availability of liquid assets for distribution and is subject to the FRB not objecting to its capital plan. BB&T’s ability to generate liquid assets for distribution is dependent on the ability of Branch Bank to pay dividends to the Parent Company. The payment of cash dividends is an integral part of providing a competitive return on shareholders’ investments. The Company’s policy is to accomplish this while retaining sufficient capital to support future growth and to meet regulatory requirements. Management has established a guideline that the common dividend payout ratio (computed by dividing common stock dividends by net income available to common shareholders) will be between 30% and 50% during normal economic conditions. BB&T’s common dividend payout ratio was 45.3% in 2017 compared to 40.9% in 2016 and 40.8% in 2015. BB&T has paid a cash dividend to shareholders every year since 1903. BB&T expects common dividend declarations, if declared, to occur in January, April, July and October with payment dates on or about the first of March, June, September and December. A discussion of dividend restrictions is included in "Note 14. Regulatory Requirements and Other Restrictions" and in the "Regulatory Considerations" section.

Share Repurchases

BB&T has periodically repurchased shares of its own common stock. In accordance with North Carolina law, repurchased shares cannot be held as treasury stock, but revert to the status of authorized and unissued shares upon repurchase. Repurchases may be effected through open market purchases, privately negotiated transactions, trading plans established in accordance with Securities and Exchange Commission rules or other means. The timing and exact amount of repurchases will be consistent with the Company's capital plan and subject to various factors, including the Company's capital position, liquidity, financial performance, alternative uses of capital, stock trading price and general market conditions, and may be suspended at any time. Shares repurchased constitute authorized but unissued shares of the Company and are therefore available for future issuances. During 2017, the Company repurchased 35.5 million shares of common stock totaling $1.6 billion.

Management's guideline for the total payout ratio (computed by dividing the sum of common stock dividends declared and share repurchases, excluding shares repurchased in connection with equity awards, by net income available to common shareholders) is that it will range between 30% and 80% during normal economic conditions. BB&T may consider higher total distributions based on its capital position, earnings and prevailing economic conditions. The total payout ratio was 117.9%, 64.0% and 40.8% in 2017, 2016 and 2015, respectively.

Table 3
Share Repurchase Activity

(shares in thousands)	Total Shares Repurchased (1)	Average Price Paid Per Share	Total Shares Purchased Pursuant to Publicly-Announced Plan (2)	Maximum Remaining Dollar Value of Shares Available for Repurchase Pursuant to Publicly-Announced Plan
October 2017	5,477	$48.12	5,477	$696
November 2017	2,296	47.53	2,296	640
December 2017	—	—	—	640
Total	7,773	47.95	7,773

(1)	Excludes commissions.

(2)
Pursuant to the 2017 Repurchase Plan, announced on June 28, 2017, authorizing up to $1.88 billion of share repurchases over a one-year period ending June 30, 2018. In November 2017, the amount authorized was increased $53 million to $1.93 billion for the same one-year period.

Preferred Stock

See "Note 9. Shareholders' Equity" for information about preferred stock.

Equity Compensation Plan Information

The following table provides information concerning securities to be issued upon the exercise of outstanding equity-based awards as of December 31, 2017:

Table 4
Equity Compensation Plan Information

Plan Category	(a)(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b)(2) Weighted-average exercise price of outstanding options, warrants and rights	(c)(3) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))
Approved by security holders	18,474,088	$30.88	19,408,161
Not approved by security holders (4)	—	—	—
Total	18,474,088	30.88	19,408,161

(1)	Includes 12,521,571 RSUs and PSUs.

(2)	Excludes RSUs and PSUs because they do not have an exercise price.

(3)	All awards remaining available for future issuance will be issued under the terms of the 2012 Incentive Plan, as amended.

(4)	Excludes 195,933 options outstanding with a weighted average exercise price of $31.40 for plans that BB&T will not make future awards under and were assumed in mergers and acquisitions.

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

	As of / Through December 31,						10 Year Cumulative Total Return Through 12/31/2017(1)
	Invested	Cumulative Total Return
	2012	2013	2014	2015	2016	2017
BB&T Corporation	$100.00	$132.72	$141.87	$141.73	$182.08	$197.88	$228.92
S&P 500 Index	100.00	132.38	150.49	152.55	170.79	208.06	225.85
BB&T's Peer Group	100.00	136.23	161.16	162.89	189.90	217.45	217.40

(1)	The 10 year cumulative total return assumes $100 was invested on December 31, 2007

ITEM 6. SELECTED FINANCIAL DATA

	As of/ For the Year Ended December 31,
(Dollars in millions, except per share data, shares in thousands)	2017	2016	2015	2014	2013
Summary Income Statement:
Revenue-TE (1)	$11,476	$10,953	$9,757	$9,373	$9,798
Less: TE adjustment (2)	159	160	146	143	146
Revenue-reported (1)	11,317	10,793	9,611	9,230	9,652
Provision for credit losses	547	572	428	251	592
Noninterest expense	7,444	6,721	6,266	5,852	5,777
Income before income taxes	3,326	3,500	2,917	3,127	3,283
Provision for income taxes	911	1,058	794	921	1,553
Net income	2,415	2,442	2,123	2,206	1,730
Noncontrolling interest	21	16	39	75	50
Dividends and accretion on preferred stock	174	167	148	148	117
Net income available to common shareholders	2,220	2,259	1,936	1,983	1,563

Per Common Share:
Basic EPS	$2.78	$2.81	$2.59	$2.76	$2.22
Diluted EPS	2.74	2.77	2.56	2.72	2.19
Cash dividends declared	1.26	1.15	1.05	0.95	0.92
Common equity	34.01	33.14	31.66	30.09	28.48

Average Balances:
Total assets	$221,065	$218,945	$197,347	$185,095	$181,282
Securities (3)	46,029	46,279	42,103	40,541	36,772
Loans and leases (4)	144,075	141,759	127,802	118,830	117,527
Deposits	159,241	157,469	138,498	129,077	128,555
Long-term debt	21,660	22,791	23,343	22,210	19,301
Shareholders' equity	30,001	29,355	25,871	23,954	21,860

Period-End Balances:
Total assets	$221,642	$219,276	$209,947	$186,834	$183,043
Securities (3)	47,574	43,606	43,827	41,147	40,205
Loans and leases (4)	144,800	145,038	136,986	121,307	117,139
Deposits	157,371	160,234	149,124	129,040	127,475
Long-term debt	23,648	21,965	23,769	23,312	21,493
Shareholders' equity	29,695	29,926	27,340	24,377	22,780

Selected Ratios:
NIM	3.46%	3.39%	3.32%	3.42%	3.68%
Rate of return on:
Average total assets	1.09	1.12	1.08	1.19	0.95
Average common equity	8.25	8.57	8.34	9.32	8.07
Average total shareholders' equity	8.05	8.32	8.21	9.21	7.91
Average total shareholders' equity to average total assets	13.57	13.41	13.11	12.94	12.06

(1)	Revenue is defined as net interest income plus noninterest income.

(2)	TE adjustment is based on the marginal income tax rates for the periods presented.

(3)	Excludes trading securities. HTM securities at amortized cost. AFS securities at fair value.

(4)	Loans and leases are net of unearned income and include LHFS.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Overview of Significant Events and Financial Results

Net income available to common shareholders totaled $2.2 billion for 2017, a 1.7% decrease from the prior year. On a diluted per common share basis, earnings for 2017 were $2.74, compared to $2.77 for 2016. BB&T’s results of operations for 2017 produced a return on average assets of 1.09% and a return on average common shareholders’ equity of 8.25% compared to prior year ratios of 1.12% and 8.57%, respectively. These results include merger-related and restructuring charges of $115 million for 2017 compared to $171 million for 2016. Net interest income was up primarily due to an 11 basis point increase in the yield on earning assets, and a $2.3 billion increase in average outstanding loans. Noninterest income was up due to increased business activity for the majority of revenue sources, as well as higher income from SBIC and other investments. Noninterest expense was up due to a loss on the early extinguishment of higher-cost FHLB advances of $392 million ($246 million after tax), and $136 million ($86 million after tax) in one-time expenses incurred in connection with tax reform legislation. The current period provision for income taxes includes a net tax benefit of $43 million due to the passage of tax reform legislation.

BB&T’s revenue for 2017 was $11.3 billion. On a TE basis, revenue was $11.5 billion, which represents an increase of $523 million compared to 2016. Net interest income on a TE basis was up $214 million compared to the prior year, which reflects a $308 million increase in interest income and a $94 million increase in interest expense. Noninterest income increased $310 million for the year, driven by improvements in FDIC loss share income, higher other income primarily due to income from SBIC investment and income related to assets for certain post-employment benefits, and higher insurance income primarily from the acquisition of Swett and Crawford in 2016. The increase in noninterest income was partially offset by lower mortgage banking income primarily resulting from a decline in the net mortgage servicing rights valuation.

NIM was 3.46% for 2017, compared to 3.39% for the prior year. Average earning assets increased $2.3 billion or 1.2%, while average interest-bearing liabilities decreased $1.2 billion, or 0.9%. The annualized TE yield on the total loan portfolio for 2017 was 4.41%, up 11 basis points compared to the prior year. The annualized TE yield on the average securities portfolio was 2.45%, up 12 basis points compared to the prior year.

The provision for credit losses was $547 million, compared to $572 million for the prior year. This decrease was primarily driven by improvement in the commercial and industrial portfolio.

NPAs decreased $186 million compared to 2016. This included a $166 million decrease in NPLs primarily within commercial and industrial lending and residential mortgage, and a $20 million decrease in foreclosed real estate and other property. Net charge-offs for 2017 were $537 million, compared to $532 million for the prior year. The ratio of the ALLL to net charge-offs was 2.78x for 2017, compared to 2.80x in 2016.

Noninterest expense increased $723 million primarily due to higher losses from the early extinguishment of debt and expenses incurred in connection with tax reform legislation. The actions taken associated with tax reform include a $100 million contribution to the Company's philanthropic fund and $36 million for a one-time bonus paid to associates who do not generally receive incentives. Additionally, noninterest expense increased due to higher incentive costs as a result of improved performance.

The effective tax rate was 27.4% for 2017, compared to 30.2% for the prior year. The current period provision includes a net tax benefit related to tax reform legislation and excess tax benefits from equity-based compensation plans.

BB&T’s total assets at December 31, 2017 were $221.6 billion, an increase of $2.4 billion compared to December 31, 2016. This includes a $4.0 billion increase in the total securities portfolio. The fair value of AFS securities totaled $24.5 billion at December 31, 2017, compared to $26.9 billion at December 31, 2016. The amortized cost of HTM securities was $23.0 billion at December 31, 2017 compared to $16.7 billion in the prior year.

Total deposits at December 31, 2017 were $157.4 billion, a decrease of $2.9 billion from the prior year. Noninterest-bearing deposits increased $3.1 billion, interest checking decreased $2.6 billion and money market and savings decreased $2.1 billion. Time deposits declined $1.2 billion. The overall growth in lower-cost deposits is primarily due to increases in commercial and public funds balances. The average cost of interest-bearing deposits for 2017 was 0.32%, up 9 basis points compared to the prior year.

Total shareholders’ equity was $29.7 billion at December 31, 2017, down slightly compared to the prior year. Net income in excess of dividends totaling $1.2 billion was offset by $1.6 billion of share repurchases. BB&T’s Tier 1 risk-based capital and total risk-based capital ratios at December 31, 2017 were 11.9% and 13.9%, respectively, compared to 12.0% and 14.1% at December 31, 2016, respectively. The CET1 ratio was 10.2% at December 31, 2017 compared to 10.2% at December 31, 2016.

Current Regulatory Environment

Over the past several years, BB&T has made substantial investments and incurred significant costs related to personnel, infrastructure and other items in response to increased regulations. While the impact of any relief is uncertain, the current U.S. administration has stated its intention to potentially alleviate part of the regulatory burden on financial institutions.

Key Challenges

BB&T’s business is dynamic and complex. Consequently, management annually evaluates and, as necessary, adjusts the Company’s business strategy in the context of the current operating environment. During this process, management considers the current financial condition and performance of the Company and its expectations for future economic activity from both a national and local market perspective. The achievement of key strategic objectives and established long-term financial goals is subject to many uncertainties and challenges. In the opinion of management, the challenges that are most relevant and likely to have a near term impact on performance are presented below:

•	Intense competition within the financial services industry given the challenge in growing assets.

•	New technologies and evolving consumer preferences will put pressure on market share and customer loyalty.

•	Global economic and geopolitical risk, including potential financial system instability and ramifications of sovereign debt issues.

•	Cost and risk associated with regulatory initiatives and IT projects.

In addition, certain other challenges and unforeseen events could have a near term impact on BB&T’s financial condition and results of operations. See the sections titled "Forward-Looking Statements" and "Risk Factors" for additional examples of such challenges.

Analysis of Results of Operations

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

2017 compared to 2016

For 2017, net interest income on a TE basis totaled $6.7 billion, an increase of $213 million or 3.3% compared to the prior year. The increase reflects higher interest income due to rate increases and higher outstanding loans primarily due to organic loan growth. This was partially offset by runoff in PCI and residential mortgage loans. Interest expense increased $94 million, reflecting higher funding costs due to rate increases.

The NIM is the primary measure used in evaluating the gross profit margin from the portfolios of earning assets. The NIM was 3.46% in 2017 compared with 3.39% in 2016. The increase in the NIM reflects higher yields on loans and securities, partially offset by higher funding costs. The average annualized TE yield for total loans and leases was 4.41% for 2017, compared to 4.30% for the prior year. The increase was primarily due to rate increases, partially offset by runoff in PCI loans. The TE yield on the total securities portfolio was 2.45% for the year ended December 31, 2017, compared to 2.33% for the prior year.

The average rate paid on interest-bearing deposits for 2017 increased to 0.32%, from 0.23% in 2016. This primarily reflects the impact of rate increases.

The average rate on short-term borrowings was 0.94% in 2017, compared to 0.35% in 2016. The increase in the rate on short-term borrowings reflects the federal funds target rate increases. The average rate on long-term debt was 2.10% during 2017, compared to 2.13% in the prior year. The decline in the average rate on long-term debt reflects the impact of the early extinguishment of $2.9 billion of higher cost FHLB advances in the first quarter, partially offset by new issuances. At December 31, 2017, the targeted Federal funds rate was a range of 1.25% to 1.50%.

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

The rate paid on average short-term borrowings was 0.35% in 2016, compared to 0.15% in 2015. The increase in the rate on short-term borrowings reflects the federal funds target rate increase from December 2015. The average rate on long-term debt was 2.13% during 2016, flat compared to the prior year. At December 31, 2016, the targeted Federal funds rate range was 0.50% to 0.75%.

Table 5
TE Net Interest Income and Rate / Volume Analysis (1)
Year Ended December 31, 2017, 2016 and 2015
										2017 vs. 2016			2016 vs. 2015
	Average Balances (6)			Yield/Rate			Income/Expense			Incr.	Change due to		Incr.	Change due to
(Dollars in millions)	2017	2016	2015	2017	2016	2015	2017	2016	2015	(Decr.)	Rate	Vol.	(Decr.)	Rate	Vol.
Assets
Total securities, at amortized cost: (2)
U.S. Treasury	$4,179	$3,061	$2,650	1.71%	1.67%	1.58%	$72	$51	$42	$21	$1	$20	$9	$2	$7
GSE	2,385	3,601	5,338	2.22	2.13	2.13	53	77	113	(24)	3	(27)	(36)	—	(36)
Agency MBS	37,250	36,658	30,683	2.26	2.05	1.98	841	750	605	91	79	12	145	22	123
States and political subdivisions	1,748	2,361	2,204	4.77	5.20	5.65	83	123	125	(40)	(10)	(30)	(2)	(11)	9
Non-agency MBS	411	534	751	18.80	14.56	13.51	77	78	102	(1)	19	(20)	(24)	7	(31)
Other	56	64	477	2.17	1.87	1.31	1	—	7	1	1	—	(7)	1	(8)
Total securities	46,029	46,279	42,103	2.45	2.33	2.36	1,127	1,079	994	48	93	(45)	85	21	64
Other earning assets (3)	3,484	3,202	2,768	1.53	1.64	1.39	53	53	38	—	(4)	4	15	8	7
Loans and leases, net of unearned income: (4)(5)
Commercial:
Commercial and industrial	57,994	56,227	49,518	3.59	3.40	3.25	2,080	1,914	1,612	166	106	60	302	77	225
CRE	20,497	19,407	15,840	4.08	3.75	3.67	837	727	581	110	67	43	146	13	133
Lease financing	1,726	1,524	1,183	2.82	3.01	2.82	49	45	33	4	(3)	7	12	2	10
Retail:
Residential mortgage	29,140	30,184	30,252	4.02	4.05	4.15	1,170	1,224	1,255	(54)	(10)	(44)	(31)	(28)	(3)
Direct	11,968	11,796	9,375	4.60	4.27	4.07	550	503	381	47	40	7	122	20	102
Indirect	17,840	17,072	16,443	6.89	6.94	6.86	1,230	1,186	1,127	44	(9)	53	59	13	46
Revolving credit	2,662	2,521	2,406	8.88	8.77	8.76	236	221	211	15	3	12	10	—	10
PCI	784	1,063	1,083	18.86	19.55	16.57	148	208	179	(60)	(7)	(53)	29	32	(3)
Total loans and leases HFI	142,611	139,794	126,100	4.42	4.31	4.27	6,300	6,028	5,379	272	187	85	649	129	520
LHFS	1,464	1,965	1,702	3.62	3.34	3.63	53	66	62	(13)	5	(18)	4	(5)	9
Total loans and leases	144,075	141,759	127,802	4.41	4.30	4.26	6,353	6,094	5,441	259	192	67	653	124	529
Total earning assets	193,588	191,240	172,673	3.89	3.78	3.75	7,533	7,226	6,473	307	281	26	753	153	600
Nonearning assets	27,477	27,705	24,674
Total assets	$221,065	$218,945	$197,347
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest checking	$28,033	$27,595	$22,092	0.25	0.14	0.08	$70	$39	$18	$31	$30	$1	$21	$16	$5
Money market and savings	63,061	62,966	56,592	0.30	0.20	0.19	190	123	107	67	67	—	16	5	11
Time deposits	14,133	16,619	16,405	0.51	0.51	0.66	72	85	107	(13)	—	(13)	(22)	(23)	1
Foreign office deposits - interest-bearing	1,142	1,034	593	1.05	0.38	0.12	12	4	1	8	8	—	3	2	1
Total interest-bearing deposits	106,369	108,214	95,682	0.32	0.23	0.24	344	251	233	93	105	(12)	18	—	18
Short-term borrowings	4,311	2,554	3,221	0.94	0.35	0.15	41	9	4	32	23	9	5	6	(1)
Long-term debt	21,660	22,791	23,343	2.10	2.13	2.13	454	485	498	(31)	(7)	(24)	(13)	—	(13)
Total interest-bearing liabilities	132,340	133,559	122,246	0.63	0.56	0.60	839	745	735	94	121	(27)	10	6	4
Noninterest-bearing deposits	52,872	49,255	42,816
Other liabilities	5,852	6,776	6,414
Shareholders’ equity	30,001	29,355	25,871
Total liabilities and shareholders’ equity	$221,065	$218,945	$197,347
Average interest rate spread				3.26%	3.22%	3.15%
NIM / net interest income				3.46%	3.39%	3.32%	$6,694	$6,481	$5,738	$213	$160	$53	$743	$147	$596
TE adjustment							$159	$160	$146

(1)
Yields are stated on a TE basis utilizing the marginal income tax rates for the periods presented. The change in interest not solely due to changes in yield/rate or volume has been allocated on a pro-rata basis based on the absolute dollar amount of each.

(2)	Total securities include AFS and HTM securities.

(3)	Includes cash equivalents, interest-bearing deposits with banks, trading securities, FHLB stock and other earning assets.

(4)	Loan fees, which are not material for any of the periods shown, are included for rate calculation purposes.

(5)	NPLs are included in the average balances.

(6)	Excludes basis adjustments for fair value hedges.

Provision for Credit Losses

2017 compared to 2016

The provision for credit losses was $547 million in 2017, compared to $572 million in the prior year. The decrease in the provision for credit losses was primarily driven by improvement in the commercial and industrial portfolio, which reflects lower net charge-offs and nonaccrual loans compared to the prior year. The ratio of the ALLL to net charge-offs was 2.78x for 2017, compared to 2.80x for 2016.

Net charge-offs were $537 million for 2017 compared to $532 million in 2016. The ratio of net charge-offs to average loans and leases held for investment was 0.38% for both 2017 and 2016. Net charge-offs increased by $31 million in the indirect lending portfolio, driven by an increase in loss severity associated with used car values. Commercial and industrial net charge-offs decreased $40 million, primarily due to losses in the energy portfolio during 2016.

2016 compared to 2015

The provision for credit losses was $572 million in 2016, compared to $428 million in the prior year. The increase in the provision for credit losses was driven by indirect lending and commercial and industrial portfolios, which reflects higher net charge-offs in these portfolios. The ratio of the ALLL to net charge-offs was 2.80x for 2016, compared to 3.36x for 2015.

Net charge-offs were 0.38% of average loans and leases held for investment for 2016, compared to 0.35% of average loans and leases held for investment during 2015. Net charge-offs were $532 million for 2016 compared to $436 million in 2015. Commercial and industrial net charge-offs increased $50 million, primarily due to the energy portfolio. Net charge-offs increased by $49 million in the indirect lending portfolio, driven by an increase in loss severity associated with used car values and loan growth.

Noninterest Income

Noninterest income is a significant contributor to BB&T’s financial results. Management focuses on diversifying its sources of revenue to further reduce BB&T’s reliance on traditional spread-based interest income, as certain fee-based activities are a relatively stable revenue source during periods of changing interest rates.

Table 6
Noninterest Income

	Year Ended December 31,			% Change
				2017 vs. 2016	2016 vs. 2015
(Dollars in millions)	2017	2016	2015
Insurance income	$1,754	$1,713	$1,596	2.4%	7.3%
Service charges on deposits	706	664	631	6.3	5.2
Mortgage banking income	415	463	455	(10.4)	1.8
Investment banking and brokerage fees and commissions	410	408	398	0.5	2.5
Trust and investment advisory revenues	278	266	240	4.5	10.8
Bankcard fees and merchant discounts	271	237	218	14.3	8.7
Checkcard fees	214	195	174	9.7	12.1
Operating lease income	146	137	124	6.6	10.5
Income from bank-owned life insurance	122	123	113	(0.8)	8.8
FDIC loss share income, net	—	(142)	(253)	(100.0)	(43.9)
Securities gains (losses), net	(1)	46	(3)	(102.2)	NM
Other income	467	362	326	29.0	11.0
Total noninterest income	$4,782	$4,472	$4,019	6.9	11.3

2017 compared to 2016

Noninterest income was a record $4.8 billion for 2017, an increase of $310 million compared to 2016. The increase was broad based across almost all major categories of noninterest income.

Income from BB&T’s insurance agency/brokerage operations was the largest source of noninterest income in 2017. Insurance income totaled $1.8 billion for 2017, an increase of $41 million compared to 2016. The increase was largely due to the acquisition of Swett and Crawford on April 1, 2016. In addition, organic commissions and fees were higher, which was offset by lower performance based commissions.

Service charges on deposits were $706 million for 2017, an increase of $42 million compared to 2016. The increase was due to changes in client behavior, pricing increases and the acquisition of National Penn on April 1, 2016.

Mortgage banking income declined $48 million primarily due to a decline of $39 million in the net mortgage servicing rights valuation.

Bankcard fees and merchant discounts increased $34 million due to higher volumes and a reduction in the accrual for rewards.

FDIC loss share income improved by $142 million due to the termination of the loss sharing agreements during the third quarter of 2016.

Other income totaled $467 million for 2017, an increase of $105 million from 2016, primarily due to a $34 million increase in income from SBIC investments and a $50 million increase driven by income related to assets for certain post-employment benefits.

2016 compared to 2015

Noninterest income was $4.5 billion for 2016, an increase of $453 million compared to 2015. This increase was across all categories and primarily reflects the impact from acquisitions.

Income from BB&T’s insurance agency/brokerage operations was the largest source of noninterest income in 2016. Insurance income totaled $1.7 billion for 2016, an increase of $117 million compared to 2015. The increase was largely the result of the acquisition of Swett and Crawford, which was partially offset by the impact from selling American Coastal in 2015.

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

Noninterest Expense

The following table provides a breakdown of BB&T’s noninterest expense:

Table 7
Noninterest Expense

	Year Ended December 31,			% Change
				2017 vs. 2016	2016 vs. 2015
(Dollars in millions)	2017	2016	2015
Personnel expense	$4,121	$3,964	$3,469	4.0%	14.3%
Occupancy and equipment expense	784	786	708	(0.3)	11.0
Software expense	242	224	192	8.0	16.7
Outside IT services	160	186	135	(14.0)	37.8
Regulatory charges	153	145	101	5.5	43.6
Amortization of intangibles	142	150	105	(5.3)	42.9
Loan-related expense	130	95	150	36.8	(36.7)
Professional services	123	102	130	20.6	(21.5)
Merger-related and restructuring charges, net	115	171	165	(32.7)	3.6
Loss (gain) on early extinguishment of debt	392	(1)	172	NM	(100.6)
Other expense	1,082	899	939	20.4	(4.3)
Total noninterest expense	$7,444	$6,721	$6,266	10.8	7.3

2017 compared to 2016

Noninterest expense totaled $7.4 billion for 2017, an increase of $723 million from 2016. The increase includes actions taken in the fourth quarter of 2017 in connection with the passage of tax reform legislation. This included a contribution of $100 million to BB&T's philanthropic fund and $36 million for a one-time bonus paid to associates who do not generally receive incentives or commissions. The increase also includes a $392 million charge in 2017 for the early extinguishment of $2.9 billion of higher cost FHLB advances.

Personnel expense is the largest component of noninterest expense and includes salaries and incentives, as well as pension and other employee benefit costs. Personnel expense totaled $4.1 billion, a $157 million increase compared to 2016. Salaries and incentives increased $120 million compared to the prior year, primarily due to higher incentives as a result of improved performance and the one-time bonus previously mentioned. Equity based compensation increased $14 million and benefit costs increased $23 million. The increase in benefit costs was primarily the result of an increase of $43 million for post-employment benefits that is primarily offset in other income. This was partially offset by a decline of $26 million for pension expense.

Software expense was higher $18 million compared to 2016, primarily reflecting higher depreciation on recent investments.

Outside IT services expense decreased $26 million compared to the prior year, while professional services expense increased $21 million. These fluctuations are due to the volume of project related work in the current year compared to the prior year.

Loan-related expense totaled $130 million for 2017, an increase of $35 million compared to the prior year. This increase is largely the result of a release of $31 million in reserves during the fourth quarter of 2016, which was primarily driven by lower anticipated loan repurchase requests.

Merger-related and restructuring expense decreased $56 million compared to 2016. This includes a decrease in merger-related charges, partially offset by branch closures and other restructuring initiatives.

Other expense increased $183 million primarily due to higher operating charge-offs and charitable contributions. Operating charge-offs increased $108 million due to a net benefit of $73 million recorded in 2016 related to the settlement of matters involving the origination of certain legacy mortgage loans insured by the FHA. Charitable contributions increased $44 million as the company made a $100 million contribution to its philanthropic fund in 2017 as noted above, compared to $50 million made in the third quarter of 2016.

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

BB&T has incurred certain merger-related and restructuring charges, which include:

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

Merger-related and restructuring accruals are established when the costs are incurred or once all requirements for a plan to dispose of certain business functions have been approved by management. In general, a major portion of accrued costs are utilized in conjunction with or immediately following the systems conversion, when most of the duplicate positions are eliminated and the terminated employees begin to receive severance. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger and restructuring accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at December 31, 2017 are generally expected to be utilized within one year, unless they relate to specific contracts that expire later.

The following table presents a summary of merger-related and restructuring charges and the related accruals:

Table 8
Merger-related and Restructuring Accrual Activity

	Year Ended December 31, 2017				Year Ended December 31, 2016
(Dollars in millions)	Beginning Balance	Expense	Utilized	Ending Balance	Beginning Balance	Expense	Utilized	Ending Balance
Severance and personnel-related	$25	$40	$(51)	$14	$26	$51	$(52)	$25
Occupancy and equipment (1)	21	43	(44)	20	11	49	(39)	21
Professional services	1	2	(3)	—	13	14	(26)	1
Systems conversion and related costs (1)	1	26	(27)	—	—	27	(26)	1
Other adjustments	1	4	(5)	—	2	30	(31)	1
Total	$49	$115	$(130)	$34	$52	$171	$(174)	$49
 (1) Includes asset impairment charges.

The 2017 costs primarily reflect branch closures and other restructuring initiatives, while the 2016 costs primarily reflect the acquisitions of National Penn and Swett & Crawford.

Provision for Income Taxes

BB&T’s provision for income taxes totaled $911 million, $1.1 billion and $794 million for 2017, 2016 and 2015, respectively. BB&T’s effective tax rates for the years ended 2017, 2016 and 2015 were 27.4%, 30.2% and 27.2%, respectively. BB&T has extended credit to and invested in the obligations of states and municipalities and their agencies and has made other investments and loans that produce tax-exempt income. The income generated from these investments, together with certain other transactions that have favorable tax treatment, have reduced BB&T’s overall effective tax rate from the statutory rate in all periods presented. The lower effective tax rate for 2017 was due to a net tax benefit of $43 million related to the impact of tax reform. The lower effective tax rate for 2015 was primarily due to adjustments for uncertain tax positions.

Refer to the "Note 11. Income Taxes" for a reconciliation of the effective tax rate to the statutory tax rate and a discussion of uncertain tax positions and other tax matters.

Segment Results

See "Note 19. Operating Segments" for additional disclosures related to BB&T’s operating segments, the internal accounting and reporting practices used to manage these segments and financial disclosures for these segments.

Fluctuations in noninterest income and noninterest expense incurred directly by the segments are more fully discussed in the "Noninterest Income" and "Noninterest Expense" sections above. The operating results for Susquehanna and National Penn were included in OT&C prior to their systems conversions in mid-November 2015 and mid-July 2016, respectively. Post-conversion results are included in the segments that received the various lines of business, with the majority going to CB-Retail and CB-Commercial.

In 2017, BB&T restructured its segments to reflect a change in the way management reviews performance and makes decisions as discussed in "Note 19. Operating Segments." In addition, a change was made in the method for allocation of capital to the operating segments impacting both the allocated balances and funding credit. Results for prior periods have been revised to reflect the new allocations.

2017 compared to 2016

Community Banking Retail and Consumer Finance

CB-Retail had 2,049 banking offices at December 31, 2017, a decrease of 147 offices compared to the prior year. The decrease in offices was primarily driven by the consolidation of nearby financial centers and the closure of certain lower volume branches.

CB-Retail net income was $1.1 billion in 2017, a decrease of $37 million, or 3.3%, compared to 2016.

Segment net interest income increased $159 million, primarily due to the National Penn acquisition, deposit growth and higher funding spreads on deposits, partially offset by lower credit spreads on loans. Noninterest income increased $50 million, primarily due to higher bankcard and merchant discounts, service charges on deposits, and checkcard fees, partially offset by a decline in mortgage banking income due to a decrease in net MSR income.

The allocated provision for credit losses increased $26 million, primarily due to higher net charge-offs, partially offset by a decline in loss estimates. Noninterest expense increased $256 million, driven by a net benefit of $73 million in 2016 related to the settlement of certain legacy mortgage matters involving the origination of mortgage loans insured by the FHA, the release of $31 million in mortgage repurchase reserves in 2016, and increases in personnel expense, allocated corporate expenses, and occupancy and equipment expense.

CB-Retail average loans and leases HFI increased $413 million, or 0.6% compared to the prior year. Average indirect loans increased $768 million, or 4.5%, and average direct loans increased $391 million, or 3.4%. Partially offsetting these increases was average residential mortgage loans, which decreased $761 million, or 2.5%.

Community Banking Commercial

CB-Commercial net income was $834 million in 2017, an increase of $99 million, or 13.5%, compared to 2016.

Segment net interest income increased $111 million, primarily due to the National Penn acquisition, loan and deposit growth and higher funding spreads on deposits, partially offset by lower credit spreads on loans. Noninterest income increased $31 million, primarily due to higher service charges on deposits.

The allocated provision for credit losses increased $109 million, primarily due to a decline in the rate of improvement in credit trends and loan growth. Noninterest expense decreased $104 million, primarily due to lower personnel expense driven by a change in the allocation approach for capitalized loan origination costs in the current year as well as a decline in salaries expense and employee benefits expense. Additionally, there was a decline in allocated corporate expenses.

CB-Commercial average loans and leases HFI increased $2.4 billion, or 4.9%, partially driven by acquisition activity.

Financial Services and Commercial Finance

FS&CF net income was $491 million in 2017, an increase of $115 million, or 30.6%, compared to 2016.

Segment net interest income increased $57 million, primarily driven by higher funding spreads on deposits and average loan growth, partially offset by a decline in credit spreads on loans. Noninterest income increased $33 million, primarily driven by higher trust and investment advisory revenues, operating lease income, commercial loan fees, investment banking and brokerage fees and commissions, and service charges on deposits, partially offset by lower commercial mortgage banking income.

The allocated provision for credit losses decreased $143 million, primarily due to a decrease in reserves in the current period related to energy lending exposures, a decline in loss estimates and lower net charge-offs. Noninterest expense increased $49 million, primarily due to higher allocated corporate expenses and personnel expense, partially offset by a decline in merger-related and restructuring charges.

FS&CF continues to generate solid loan growth through expanded lending strategies, with Corporate Banking’s average loans HFI increasing $743 million, or 5.3%, compared to 2016, while BB&T Wealth’s average loans HFI increased $205 million, or 13.8%. Corporate Banking’s average transaction account deposits fell $112 million, or 5.4%, while BB&T Wealth grew transaction account balances by $760 million, or 19.8%. Client invested assets totaled $160.3 billion as of December 31, 2017, an increase of $16.6 billion, or 11.6%, compared to 2016. Average loans HFI at Grandbridge increased $200 million, or 15.6%, compared to 2016 and increased 15.5% and 9.1%, respectively, for Equipment Finance and Governmental Finance.

Insurance Holdings and Premium Finance

IH&PF net income was $161 million in 2017, a decrease of $5 million, or 3.0%, compared to 2016.

Noninterest income increased $46 million, which reflects the acquisition of Swett and Crawford in April 2016 and higher property and casualty insurance commissions, as well as higher life insurance commissions and employee benefit commissions.

Noninterest expense increased $65 million, primarily driven by higher personnel expense and allocated corporate expenses, both of which are primarily attributable to the Swett and Crawford acquisition.

Other, Treasury and Corporate

OT&C net loss was $163 million in 2017, compared to net income of $36 million in 2016.

Segment net interest income decreased $123 million, primarily due to the inclusion of National Penn results for a portion of the earlier period, a decline in average PCI loans and an increase in short-term borrowings, partially offset by an increase in average securities.

Noninterest income increased $150 million, primarily driven by a $142 million improvement in FDIC loss share income as a result of terminating the loss share agreements in the third quarter of 2016. Also, there were increases in income related to assets for certain post-employment benefits and income from SBIC private equity investments, partially offset by securities gains recognized in the earlier period.

The allocated provision for credit losses decreased $18 million, primarily due to credit losses for PCI loans. Noninterest expense increased $457 million, primarily due to the first quarter 2017 loss of $392 million on the early extinguishment of higher-cost FHLB advances, as well as higher personnel expense driven by a change in allocation approach for capitalized loan origination costs and higher expense related to assets for certain post-employment benefits. Additionally, 2017 included a $100 million charitable contribution made to BB&T’s philanthropic fund compared to a $50 million charitable contribution in 2016. Other increases to noninterest expense include professional services and software expense, partially offset by an increase in allocated corporate expenses that were allocated to other operating segments, lower merger-related and restructuring charges, and a decline in outside IT services. The benefit for income taxes increased $213 million as the first quarter of 2017 included $35 million of excess tax benefits from equity-based compensation plans and the fourth quarter of 2017 included a net tax benefit of $43 million due to the impact of tax reform.

2016 compared to 2015

Community Banking Retail and Consumer Finance

CB-Retail had 2,196 banking offices at the end of 2016, an increase of 57 offices compared to December 31, 2015. The increase in offices was primarily driven by the acquisition of 126 branches with the acquisition of National Penn, partially offset by the consolidation of nearby financial centers and the closure of certain lower volume branches.

CB-Retail net income was $1.1 billion in 2016, an increase of $181 million, or 19.1%, compared to 2015, primarily driven by the National Penn and Susquehanna acquisitions.

Segment net interest income increased $489 million, primarily driven by acquisition activity, average deposit and loan growth and higher funding spreads on deposits, partially offset by lower credit spreads on loans. Noninterest income increased $12 million, primarily due to higher service charges on deposits, checkcard fees and bankcard and merchant discounts, partially offset by a decline in mortgage banking income.

The allocated provision for credit losses increased $110 million, primarily due to a decline in the rate of improvement in credit trends, higher net charge-offs and loan growth. Noninterest expense increased $112 million, primarily driven by higher personnel expense, allocated corporate expenses, occupancy and equipment expense, and amortization of intangibles, all of which increased primarily due to acquisition activity. The increases were partially offset by a decline in operating charge-offs due to a net benefit of $73 million in 2016 related to the settlement of certain legacy mortgage matters involving the origination of mortgage loans insured by the FHA, a decline in loan-related expense due to a $31 million release of mortgage repurchase reserves in 2016, and lower professional services.

CB-Retail average loans and leases HFI increased $4.7 billion, or 8.0%, compared to the prior year primarily due to acquisition activity. Average residential mortgage loans increased $62 million, or 0.2%, average indirect loans grew $1.1 billion, or 6.7%, and average direct loans increased $2.7 billion, or 30.5%, primarily due to acquisitions.

Community Banking Commercial

CB-Commercial net income was $735 million in 2016, an increase of $154 million, or 26.5%, compared to 2015, primarily driven by acquisitions.

Segment net interest income increased $339 million, primarily driven by acquisition activity, average loan and deposit growth and higher funding spreads on deposits, partially offset by lower credit spreads on loans.

The allocated provision for credit losses decreased $41 million, primarily due to lower net charge-offs and an improvement in credit trends. Noninterest expense increased $149 million, primarily driven by higher personnel expense, allocated corporate expenses and amortization of intangibles, all of which increased primarily due to acquisition activity.

CB-Commercial average loans and leases HFI increased $8.0 billion, or 19.6%, primarily driven by acquisition activity.

Financial Services and Commercial Finance

FS&CF net income was $376 million in 2016, an increase of $15 million, or 4.2%, compared to 2015.

Segment net interest income increased $100 million, primarily driven by higher loan and deposit balances and higher funding spreads on deposits, partially offset by lower credit spreads on loans. Noninterest income increased $102 million, primarily driven by higher trust and investment advisory revenues, commercial mortgage banking income, client and derivative income, operating lease income and investment banking and brokerage fees and commissions.

The allocated provision for credit losses increased $61 million, primarily driven by higher net charge-offs within the energy sector for the Corporate Banking loan portfolio. Noninterest expense increased $121 million, primarily due to higher personnel expense, depreciation on property held under operating leases, allocated corporate expenses and merger-related and restructuring charges.

FS&CF generated strong loan growth, with Corporate Banking’s average loans HFI increasing $2.1 billion, or 17.6%, compared to 2015, while BB&T Wealth’s average loans HFI increased $213 million, or 14.3%. Corporate Banking’s average transaction account deposits grew $495 million, or 31.3%, while BB&T Wealth grew transaction account balances by $743 million, or 19.9%, and money market and savings balances by $808 million, or 10.5%, compared to 2015, partially attributable to the ongoing identification and servicing of wealth clients in CB-Retail. Client invested assets totaled $143.7 billion as of December 31, 2016, an increase of $13.1 billion, or 10.0%, compared to 2015. Average loans HFI at Grandbridge increased $448 million, or 53.5%, compared to 2015 and increased 12.9% and 5.0%, respectively, for Equipment Finance and Governmental Finance.

Insurance Holdings and Premium Finance

IH&PF net income was $166 million in 2016, a decrease of $28 million, or 14.4%, compared to 2015.

Noninterest income increased $120 million, which primarily reflects the acquisition of Swett and Crawford and higher property and casualty insurance commissions, employee benefit commissions and life insurance commissions, partially offset by the sale of American Coastal in the second quarter of 2015.

Noninterest expense increased $154 million, primarily due to higher personnel expense and amortization of intangibles, which were driven by the Swett and Crawford acquisition. In addition, allocated corporate expenses increased. These increases were partially offset by lower business referral and insurance claims expense driven by the sale of American Coastal.

Other, Treasury and Corporate

OT&C net income was $36 million in 2016, a decrease of $3 million, or 7.7%, compared to 2015.

Segment net interest income decreased $203 million, primarily due to the inclusion of Susquehanna for a portion of the prior year and higher funding spreads credited to segments with deposits, partially offset by growth in the securities portfolio and the inclusion of National Penn for part of 2016.

Noninterest income increased $217 million, which reflects improved FDIC loss share income primarily due to the early termination in the third quarter of 2016, securities gains on the investment portfolio in 2016, the 2015 loss on sale of American Coastal and higher bank-owned life insurance income, partially offset by lower income from SBIC private equity investments.

Noninterest expense decreased $81 million, primarily due to a $172 million loss on early extinguishment of debt in 2015, the inclusion of Susquehanna for a portion of 2015, and an increase in allocated corporate expenses that were allocated to the operating segments. These declines were partially offset by higher personnel expense, occupancy and equipment expense, outside IT services and software expense, as well as higher regulatory charges and donations and contributions driven by the $50 million charitable contribution made in 2016. The benefit for income taxes fell $83 million, primarily driven by a $107 million tax benefit in 2015 as a result of a decision by the U.S. Court of Appeals related to previously disallowed deductions in connection with a financing transaction.

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

The following table provides information regarding the composition of the securities portfolio for the years presented:

Table 9
Composition of Securities Portfolio

	December 31,
(Dollars in millions)	2017	2016	2015
AFS securities (at fair value):
U.S. Treasury	$2,291	$2,587	$1,832
GSE	179	180	51
Agency MBS	20,101	21,264	20,046
States and political subdivisions	1,392	2,205	2,375
Non-agency MBS	576	679	989
Other	8	11	4
Total AFS securities	24,547	26,926	25,297
HTM securities (at amortized cost):
U.S. Treasury	1,098	1,098	1,097
GSE	2,198	2,197	5,045
Agency MBS	19,660	13,225	12,267
States and political subdivisions	28	110	63
Other	43	50	58
Total HTM securities	23,027	16,680	18,530
Total securities	$47,574	$43,606	$43,827

The securities portfolio totaled $47.6 billion at December 31, 2017, compared to $43.6 billion at December 31, 2016. The increase in the overall portfolio was due to new purchases and reinvestments in the HTM portfolio. A change in the mix between AFS and HTM also contributed to the increase in HTM securities.

As of December 31, 2017, approximately 5.8% of the securities portfolio was variable rate, compared to 7.5% as of December 31, 2016. The effective duration of the securities portfolio was 4.7 years at December 31, 2017, compared to 4.8 years at the end of 2016. The duration of the securities portfolio excludes equity securities and certain non-agency MBS acquired from the FDIC.

Agency MBS represented 83.6% of the total securities portfolio at year-end 2017, compared to 79.1% as of prior year end.

Refer to "Note 2. Securities" for additional disclosures related to the evaluation of securities for OTTI.

The following table presents the securities portfolio at December 31, 2017, segregated by major category with ranges of maturities and average yields disclosed:

Table 10
Securities Yields By Major Category and Maturity

	December 31, 2017
	AFS		HTM
(Dollars in millions)	Fair Value	Effective Yield (1)	Amortized Cost	Effective Yield (1)
U.S. Treasury:
Within one year	$307	1.21%	$—	—%
One to five years	246	1.53	1,098	2.30
Five to ten years	1,738	1.52	—	—
Total	2,291	1.48	1,098	2.30
GSE:
One to five years	26	1.45	1,136	2.35
Five to ten years	141	1.55	1,062	2.21
After ten years	12	2.69	—	—
Total	179	1.61	2,198	2.29
Agency MBS: (2)
One to five years	1	2.09	—	—
Five to ten years	16	2.64	31	2.09
After ten years	20,084	2.23	19,629	2.56
Total	20,101	2.23	19,660	2.56
States and political subdivisions: (3)
Within one year	20	4.96	—	—
One to five years	223	5.05	2	1.72
Five to ten years	446	4.45	18	1.28
After ten years	703	6.03	8	1.59
Total	1,392	5.35	28	1.40
Non-agency MBS: (2)
After ten years	576	18.96	—	—
Total	576	18.96	—	—
Other:
Within one year	8	1.09	—	—
One to five years	—	—	1	2.03
After ten years	—	—	42	2.79
Total	8	1.09	43	2.78
Total securities	$24,547	2.73	$23,027	2.52

(1)	Yields represent interest computed using the effective interest method on a TE basis using marginal income tax rates and the amortized cost of the securities.

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

During 2017, the classification of certain loans, primarily those previously categorized as other lending subsidiaries, was revised to better reflect the nature of the underlying loans. Prior period amounts were reclassified to conform to the current presentation.

Table 11
Quarterly Average Balances of Loans and Leases

	For the Three Months Ended
(Dollars in millions)	12/31/2017	9/30/2017	6/30/2017	3/31/2017	12/31/2016
Commercial:
Commercial and industrial	$58,478	$58,211	$58,150	$57,125	$57,226
CRE	20,998	20,776	20,304	19,892	19,830
Lease financing	1,851	1,732	1,664	1,653	1,570
Retail:
Residential mortgage	28,559	28,924	29,392	29,701	30,044
Direct	11,901	11,960	12,000	12,014	12,046
Indirect	17,426	17,678	18,127	18,137	18,041
Revolving credit	2,759	2,668	2,612	2,607	2,608
PCI	689	742	825	883	974
Total loans and leases HFI	142,661	142,691	143,074	142,012	142,339
LHFS	1,428	1,490	1,253	1,686	2,230
Total loans and leases	$144,089	$144,181	$144,327	$143,698	$144,569

Average loans held for investment for the fourth quarter of 2017 were $142.7 billion, down $30 million, or 0.1 percent annualized compared to the third quarter of 2017.

Average commercial and industrial loans increased $267 million, while average CRE increased $222 million. Average lease financing increased $119 million due to strong production from our leasing businesses. Average revolving credit increased $91 million, primarily due to seasonal spending.

Average residential mortgage loans decreased $365 million as the majority of conforming loans continue to be sold in the secondary market. In addition, average indirect loans decreased $252 million, primarily due to strategic optimization and directing investments toward higher-yielding assets.

The following table presents loans with variable interest rates:

Table 12
Variable Rate Loans (Excluding PCI and LHFS)

December 31, 2017	Outstanding Balance	Wtd. Avg. Contractual Rate	Wtd. Avg. Remaining Term (1)
(Dollars in millions)
Commercial:
Commercial and industrial	$38,562	3.13%	4.1	yrs
CRE	16,046	3.94	4.0
Lease financing	133	3.22	5.6
Retail:
Residential mortgage	5,148	3.62	24.4
Direct	9,777	4.43	8.0
Indirect	20	4.06	NM
Revolving credit	2,552	10.86	NM

(1)	Commercial and industrial loans and direct loans totaling $1.7 billion and $100 million, respectively, have been excluded from the weighted average remaining term because they are callable on demand.

As of December 31, 2017, approximately $126 million of variable rate residential mortgage loans are currently in an interest-only phase. Approximately 95.0% of these balances will begin amortizing within the next three years. Variable rate residential mortgage loans typically reset every 12 months beginning after a 3 to 10 year fixed period, with an annual cap on rate changes ranging from 2.0% to 6.0%.

As of December 31, 2017, the direct lending portfolio includes $8.5 billion of variable rate home equity lines, $1.0 billion of variable rate other lines of credit and $255 million of variable rate loans. Approximately $6.5 billion of the variable rate home equity lines is currently in the interest-only phase and approximately 9.4% of these balances will begin amortizing within the next three years. Approximately $911 million of the outstanding balance of variable rate other lines of credit is in the interest-only phase and 17.0% of these balances will begin amortizing within the next three years. Variable rate home equity lines and other lines of credit typically reset on a monthly basis.

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

BB&T has limited ability to monitor the delinquency status of the first lien, unless the first lien is held or serviced by BB&T. As a result, using migration assumptions that are based on historical experience and adjusted for current trends, BB&T estimates the volume of second lien positions where the first lien is delinquent and adjusts the ALLL to reflect the increased risk of loss on these credits. Finally, BB&T also provides additional reserves to second lien positions when the estimated combined current loan to value ratio for the credit exceeds 100%. As of December 31, 2017, BB&T held or serviced the first lien on 30.4% of its second lien positions.

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

The following table summarizes the loan portfolio:

Table 13
Composition of Loan and Lease Portfolio

	December 31,
(Dollars in millions)	2017	2016	2015	2014	2013
Commercial:
Commercial and industrial	$59,153	$57,739	$53,746	$46,110	$42,954
CRE	21,263	19,764	18,312	14,128	13,042
Lease financing	1,911	1,677	1,535	1,119	1,125
Retail:
Residential mortgage (1)	28,725	29,921	30,533	31,090	24,648
Direct (1)	11,891	12,092	11,140	8,146	15,869
Indirect	17,235	18,564	17,053	15,616	13,841
Revolving credit	2,872	2,655	2,510	2,460	2,403
PCI	651	910	1,122	1,215	2,035
Total loans and leases HFI	143,701	143,322	135,951	119,884	115,917
LHFS	1,099	1,716	1,035	1,423	1,222
Total loans and leases	$144,800	$145,038	$136,986	$121,307	$117,139
(1) During the first quarter of 2014, $8.3 billion of loans were transferred from direct lending to residential mortgage.

Loans and leases HFI were $143.7 billion at December 31, 2017, an increase of $379 million compared to the prior year.

Commercial and industrial loans were up $1.4 billion and CRE loans were up $1.5 billion.

Residential mortgage loans declined $1.2 billion as the majority of conforming loan production continues to be sold in the secondary market. Indirect loans were down $1.3 billion, primarily due to strategic optimization and directing investments into higher yielding assets.

The PCI loan portfolio, which totaled $651 million at December 31, 2017, continued to run off during the year.

The majority of loans are with clients in domestic market areas, which are primarily concentrated in the Southeastern United States. International loans were immaterial as of December 31, 2017 and 2016.

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

Table 14
Commercial Loan Maturities and Interest Sensitivity

	December 31, 2017
(Dollars in millions)	1 Year or Less	Over 1 to 5 Years	After 5 Years	Total
Fixed rate:
Commercial and industrial	$3,325	$7,833	$9,433	$20,591
CRE	442	2,783	1,992	5,217
Lease financing	73	1,203	502	1,778
Total fixed rate	3,840	11,819	11,927	27,586
Variable rate:
Commercial and industrial	9,295	19,716	9,551	38,562
CRE	2,305	9,013	4,728	16,046
Lease financing	—	56	77	133
Total variable rate	11,600	28,785	14,356	54,741
Total commercial loans and leases	$15,440	$40,604	$26,283	$82,327

Asset Quality

Potential problem loans include loans on nonaccrual status or past due as disclosed in Table 16. In addition, for the commercial portfolio segment, loans that are rated special mention or substandard performing are closely monitored by management as potential problem loans. Refer to "Note 3. Loans and ACL" for additional disclosures related to these potential problem loans.

TDRs generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term. As a result, BB&T will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. To facilitate this process, a concessionary modification that would not otherwise be considered may be granted, resulting in classification of the loan as a TDR. Refer to "Note 1. Summary of Significant Accounting Policies" for additional policy information regarding TDRs.

The following table presents activity related to NPAs. Foreclosed real estate acquired from the FDIC is excluded for periods prior to the loss share termination:

Table 15
Rollforward of NPAs

	Year Ended December 31,
(Dollars in millions)	2017	2016
Balance at beginning of year	$813	$686
New NPAs	1,297	1,716
Advances and principal increases	328	253
Disposals of foreclosed assets (1)	(520)	(516)
Disposals of NPLs (2)	(212)	(302)
Charge-offs and losses	(251)	(279)
Payments	(660)	(586)
Transfers to performing status	(164)	(179)
Foreclosed real estate, included as a result of loss share termination	—	17
Other, net	(4)	3
Balance at end of year	$627	$813

(1)	Includes charge-offs and losses recorded upon sale of $236 million and $210 million for the year ended December 31, 2017 and 2016, respectively.

(2)	Includes charge-offs and losses recorded upon sale of $33 million and $30 million for the year ended December 31, 2017 and 2016, respectively.

NPAs, which include foreclosed real estate, repossessions and NPLs, totaled $627 million at December 31, 2017 compared to $813 million at December 31, 2016. This decrease consisted of a $166 million decrease in NPLs and a $20 million decrease in foreclosed real estate and other property.

The decrease in NPLs is primarily due to a $110 million decline in commercial and industrial NPLs primarily resulting from payoffs, sales and writedowns. In addition, residential mortgage NPLs were down $43 million largely due to sales.

NPAs as a percentage of loans and leases plus foreclosed property were 0.44% at December 31, 2017 compared with 0.57% at December 31, 2016.

The following tables summarize asset quality information for the past five years:

Table 16
Asset Quality

	December 31,
(Dollars in millions)	2017	2016	2015	2014	2013
Nonaccrual loans and leases:
Commercial and industrial (1)	$259	$369	$242	$243	$364
CRE	45	57	51	100	164
Lease financing	1	4	1	—	—
Residential mortgage (2)	129	172	173	166	243
Direct	64	63	43	48	109
Indirect	72	71	66	59	55
Total nonaccrual loans and leases (1)(2)	570	736	576	616	935
Foreclosed real estate	32	50	108	143	192
Other foreclosed property	25	27	28	23	47
Total NPAs (1)(2)	$627	$813	$712	$782	$1,174

Performing TDRs:
Commercial and industrial	$50	$57	$50	$65	$78
CRE	16	25	29	57	89
Residential mortgage (3)(4)	605	769	604	621	1,161
Direct (4)	62	67	72	84	187
Indirect	281	240	194	182	142
Revolving credit	29	29	33	41	48
Total performing TDRs (3)(4)	$1,043	$1,187	$982	$1,050	$1,705

Loans 90 days or more past due and still accruing:
Commercial and industrial	$1	$—	$—	$—	$5
CRE	1	—	—	—	—
Residential mortgage	465	522	541	731	876
Direct	6	6	7	12	33
Indirect	6	6	5	5	5
Revolving credit	12	12	10	9	10
PCI	57	90	114	188	304
Total loans 90 days or more past due and still accruing	$548	$636	$677	$945	$1,233

Loans 30-89 days past due and still accruing:
Commercial and industrial	$41	$44	$53	$37	$50
CRE	8	8	22	5	10
Lease financing	4	4	1	—	—
Residential mortgage	472	525	475	474	546
Direct	65	60	58	41	132
Indirect	412	377	358	285	262
Revolving credit	23	23	22	23	23
PCI	27	36	42	33	88
Total loans 30-89 days past due and still accruing	$1,052	$1,077	$1,031	$898	$1,111

(1)	During 2016, approximately $191 million of nonaccrual energy-related loans were sold.

(2)	During 2017 and 2014, approximately $61 million and $121 million, respectively, of nonaccrual residential mortgage loans were sold.

(3)	During 2017 and 2014, approximately $331 million and $540 million, respectively, of performing residential mortgage TDRs were sold.

(4)	During 2014, approximately $94 million of performing TDRs were transferred from direct lending to residential mortgage.

Asset quality continued to improve in 2017 with declines across almost all loan categories. NPAs declined $186 million driven by commercial and industrial loans and its reduction in the energy-related portfolio. Performing TDRs declined $144 million driven by the sale of $199 million of performing residential mortgage TDRs. Delinquent loans still accruing interest declined $113 million driven by residential mortgage loans, which reflects general improvements in credit quality within that portfolio.

Table 17
Asset Quality Ratios

	As Of / For The Year Ended December 31,
	2017		2016		2015		2014		2013
Asset Quality Ratios:
Loans 30-89 days past due and still accruing as a percentage of loans and leases HFI	0.73%		0.75%		0.76%		0.75%		0.96%
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI	0.38		0.44		0.50		0.79		1.06
NPLs as a percentage of loans and leases HFI	0.40		0.51		0.42		0.51		0.81
NPAs as a percentage of:
Total assets	0.28		0.37		0.34		0.42		0.64
Loans and leases HFI plus foreclosed property	0.44		0.57		0.52		0.65		1.01
Net charge-offs as a percentage of average loans and leases HFI	0.38		0.38		0.35		0.46		0.69
ALLL as a percentage of loans and leases HFI	1.04		1.04		1.07		1.23		1.49
Ratio of ALLL to:
Net charge-offs	2.78	x	2.80	x	3.36	x	2.74	x	2.19	x
NPLs	2.62		2.03		2.53		2.39		1.85

Asset Quality Ratios (Excluding Government Guaranteed and PCI): (1)
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI	0.05%		0.07%		0.06%		0.09%		0.11%

(1)
These asset quality ratios have been adjusted to remove the impact of government guaranteed and PCI assets. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios.

The following table provides a summary of performing TDR activity:

Table 18
Rollforward of Performing TDRs

	Year Ended December 31,
(Dollars in millions)	2017	2016
Balance at beginning of year	$1,187	$982
Inflows	635	699
Payments and payoffs	(253)	(217)
Charge-offs	(55)	(41)
Transfers to nonperforming TDRs, net	(78)	(68)
Removal due to the passage of time	(46)	(54)
Non-concessionary re-modifications	(3)	—
Sold and transferred to LHFS	(344)	(114)
Balance at end of year	$1,043	$1,187

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

Table 19
Payment Status of TDRs

	December 31, 2017
(Dollars in millions)	Current		Past Due 30-89 Days		Past Due 90 Days Or More		Total
Performing TDRs (1):
Commercial:
Commercial and industrial	$50	100.0%	$—	—%	$—	—%	$50
CRE	16	100.0	—	—	—	—	16
Retail:							—
Residential mortgage	315	52.1	111	18.3	179	29.6	605
Direct	58	93.5	4	6.5	—	—	62
Indirect	229	81.5	52	18.5	—	—	281
Revolving credit	24	82.8	4	13.8	1	3.4	29
Total performing TDRs	692	66.3	171	16.4	180	17.3	1,043
Nonperforming TDRs (2)	88	46.6	29	15.3	72	38.1	189
Total TDRs	$780	63.3	$200	16.2	$252	20.5	$1,232

(1)	Past due performing TDRs are included in past due disclosures.

(2)	Nonperforming TDRs are included in NPL disclosures.

ACL

Information related to the ACL is presented in the following table:

Table 20
Analysis of ACL

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015	2014	2013
Beginning balance	$1,599	$1,550	$1,534	$1,821	$2,048
Provision for credit losses (excluding PCI)	562	574	430	280	587
Provision for PCI loans	(15)	(2)	(2)	(29)	5
Charge-offs:
Commercial and industrial	(95)	(143)	(90)	(143)	(257)
CRE	(10)	(9)	(24)	(42)	(132)
Lease financing	(5)	(6)	—	—	—
Residential mortgage (1)	(47)	(40)	(46)	(84)	(81)
Direct (1)	(61)	(53)	(54)	(69)	(148)
Indirect	(402)	(366)	(303)	(280)	(269)
Revolving credit	(76)	(69)	(70)	(71)	(85)
PCI	(1)	(15)	(1)	(21)	(19)
Total charge-offs	(697)	(701)	(588)	(710)	(991)
Recoveries:
Commercial and industrial	36	44	38	45	49
CRE	16	19	18	33	51
Lease financing	2	2	—	—	1
Residential mortgage (1)	2	3	3	7	3
Direct (1)	25	26	29	29	38
Indirect	60	55	44	39	40
Revolving credit	19	20	20	19	17
Total recoveries	160	169	152	172	199
Net charge-offs	(537)	(532)	(436)	(538)	(792)
Other changes, net	—	9	24	—	(27)
Ending balance	$1,609	$1,599	$1,550	$1,534	$1,821

ALLL (excluding PCI loans)	$1,462	$1,445	$1,399	$1,410	$1,618
Allowance for PCI loans	28	44	61	64	114
RUFC	119	110	90	60	89
Total ACL	$1,609	$1,599	$1,550	$1,534	$1,821

(1)
During the first quarter of 2014, $8.3 billion of loans were transferred from direct lending to residential mortgage. Charge-offs and recoveries have been reflected in these line items based upon the date the loans were transferred.

The ACL consists of the ALLL, which is presented separately on the Consolidated Balance Sheets, and the RUFC, which is included in other liabilities on the Consolidated Balance Sheets. The ACL totaled $1.6 billion at December 31, 2017, an increase of $10 million compared to the prior year.

The ALLL amounted to 1.04% of loans and leases held for investment at December 31, 2017 and 2016. The ratio of the ALLL to NPLs held for investment was 2.62x at December 31, 2017 compared to 2.03x at December 31, 2016.

Net charge-offs totaled $537 million for 2017, compared to $532 million in 2016. Net charge-offs as a percentage of average loans and leases HFI were 0.38% for 2017, flat compared to 2016.

Refer to "Note 3. Loans and ACL" for additional disclosures.

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

Table 21
Allocation of ALLL by Category

	December 31,
	2017		2016		2015		2014		2013
(Dollars in millions)	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category
Balances at end of period applicable to:
Commercial and industrial	$522	41.1%	$530	40.3%	$488	39.6%	$445	38.5%	$475	37.0%
CRE	160	14.8	145	13.8	175	13.5	212	11.8	227	11.3
Lease financing	9	1.3	7	1.2	5	1.1	4	0.9	7	1.0
Residential mortgage (1)	209	20.0	227	20.8	217	22.4	253	25.9	331	21.3
Direct (1)	106	8.3	103	8.4	105	8.2	110	6.8	209	13.7
Indirect	348	12.0	327	13.0	305	12.6	276	13.0	254	11.9
Revolving credit	108	2.0	106	1.9	104	1.8	110	2.1	115	2.1
PCI	28	0.5	44	0.6	61	0.8	64	1.0	114	1.7
Total ALLL	1,490	100.0%	1,489	100.0%	1,460	100.0%	1,474	100.0%	1,732	100.0%
RUFC	119		110		90		60		89
Total ACL	$1,609		$1,599		$1,550		$1,534		$1,821

(1)	During the first quarter of 2014, $8.3 billion in loans were transferred from direct to residential mortgage.

FDIC Loss Share Receivable/Payable and Assets Acquired from the FDIC

In connection with the Colonial acquisition, Branch Bank entered into loss sharing agreements with the FDIC that outlined the terms and conditions under which the FDIC would reimburse Branch Bank for a portion of the losses incurred on certain loans, investment securities and other assets. During 2016, Branch Bank entered into an early termination agreement with the FDIC that terminated the loss share agreements. Branch Bank made a payment of approximately $230 million to the FDIC as consideration for the early termination of the loss share agreements. The early termination eliminated the FDIC loss share receivable/payable associated with the indemnification by the FDIC. As a result of the settlement, no future loss sharing or gain sharing will occur related to the Colonial acquisition.

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

Total deposits were $157.4 billion at December 31, 2017, a decrease of $2.9 billion compared to year-end 2016. Noninterest-bearing deposits totaled $53.8 billion at December 31, 2017, an increase of $3.1 billion from December 31, 2016. The majority of the increase in noninterest-bearing deposits was attributable to personal and business deposits, which grew $1.7 billion (12.7%) and $1.4 billion (4.1%), respectively.

Interest checking decreased $2.6 billion and money market and savings decreased $2.1 billion during 2017 driven by business deposits, while time deposits decreased $1.2 billion during 2017 primarily in personal accounts.

For the year ended December 31, 2017, total deposits averaged $159.2 billion, an increase of $1.8 billion compared to 2016, primarily due to the National Penn acquisition in 2016. The cost of interest-bearing deposits was 0.32% for 2017, compared to 0.23% for 2016.

The following table presents the composition of average deposits for the last five quarters:

Table 22
Quarterly Composition of Average Deposits

	For the Three Months Ended
(Dollars in millions)	12/31/2017	9/30/2017	6/30/2017	3/31/2017	12/31/2016
Noninterest-bearing deposits	$54,288	$53,489	$52,573	$51,095	$51,421
Interest checking	26,746	27,000	28,849	29,578	28,634
Money market and savings	61,693	61,450	64,294	64,857	63,884
Time deposits	13,744	13,794	14,088	14,924	15,693
Foreign office deposits - interest-bearing	1,488	1,681	459	929	486
Total average deposits	$157,959	$157,414	$160,263	$161,383	$160,118

Average deposits for the fourth quarter of 2017 were $158.0 billion, up $545 million compared to the prior quarter.

Average noninterest-bearing deposits increased $799 million, primarily due to increases in commercial, public funds and personal balances.

Interest checking decreased $254 million, primarily due to decreases in public funds, personal and commercial balances.

Money market and savings increased $243 million primarily due to commercial balances partially offset by decreased personal and public funds balances.

Average time deposits decreased $50 million as decreases in personal balances and IRAs were partially offset by higher commercial balances.

Average foreign office deposits decreased $193 million due to lower overall funding needs.

Noninterest-bearing deposits represented 34.4% of total average deposits for the fourth quarter, compared to 34.0% for the prior quarter and 32.1% a year ago. The cost of interest-bearing deposits was 0.40% for the fourth quarter, up five basis points compared to the prior quarter.

Table 23
Scheduled Maturities of Time Deposits $100,000 and Greater

(Dollars in millions)	December 31, 2017
Three months or less	$1,647
Over three through six months	865
Over six through twelve months	1,289
Over twelve months	1,525
Total	$5,326

Short-Term Borrowings

BB&T also uses various types of short-term borrowings to meet funding needs. While deposits remain the primary source for funding loan originations, management uses short-term borrowings as a supplementary funding source for loan growth and other balance sheet management purposes. Short-term borrowings were 2.0% of total funding on average in 2017 as compared to 1.2% in 2016. The types of short-term borrowings that have been, or may be, used by the Company include Federal funds purchased, securities sold under repurchase agreements, master notes, commercial paper, short-term bank notes and short-term FHLB advances. Short-term borrowings at the end of 2017 were $4.9 billion, compared to $1.4 billion at year-end 2016. Average short-term borrowings totaled $4.3 billion during 2017 compared to $2.6 billion last year. The increase in the average balance of short-term borrowings during 2017 primarily reflects a decrease in deposits as a funding source.

The following table summarizes certain information for the past three years with respect to short-term borrowings:

Table 24
Short-Term Borrowings

	As Of / For The Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Securities Sold Under Agreements to Repurchase:
Maximum outstanding at any month-end during the year	$1,923	$2,265	$1,327
Balance outstanding at end of year	483	970	617
Average outstanding during the year	1,449	1,600	901
Average interest rate during the year	0.70%	0.37%	0.23%
Average interest rate at end of year	0.43	0.52	0.70

Federal Funds Purchased and Short-Term Borrowed Funds:
Maximum outstanding at any month-end during the year	$6,859	$3,003	$4,041
Balance outstanding at end of year	4,455	436	2,976
Average outstanding during the year	2,862	954	2,320
Average interest rate during the year	1.06%	0.30%	0.11%
Average interest rate at end of year	1.34	0.71	0.32

Long-Term Debt

Long-term debt provides funding and, to a lesser extent, regulatory capital. At December 31, 2017, long-term debt totaled $23.6 billion, an increase of $1.7 billion compared to year-end 2016. The increase in long-term debt reflects new senior debt issuances of $7.3 billion and $1.5 billion in new FHLB advances, partially offset by the early extinguishment of $2.9 billion of FHLB advances and other repayments totaling $4.2 billion of long-term debt. The average cost of long-term debt was 2.10% in 2017, down 3 basis points compared to 2016. See "Note 8. Long-Term Debt" for additional disclosures.

FHLB advances represented 10.5% of total outstanding long-term debt at December 31, 2017, compared to 18.7% at December 31, 2016. The remainder of long-term debt is primarily issuances of senior and subordinated notes by BB&T and Branch Bank.

Shareholders’ Equity

Shareholders’ equity totaled $29.7 billion at December 31, 2017, a decrease of $231 million, or 0.8%, from year-end 2016. Book value per common share at December 31, 2017 was $34.01, compared to $33.14 at December 31, 2016.

The change in shareholders' equity reflects $1.6 billion of share repurchases and common and preferred dividends totaling $1.2 billion, partially offset by net income of $2.4 billion.

Tangible book value per common share, which is a non-GAAP measure, at December 31, 2017 was $20.80 compared to $20.18 at December 31, 2016. Refer to the section titled "Capital" for a discussion of how BB&T calculates and uses these measures in the evaluation of the Company.

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

The RMC, CRMC, ORMC, CROC and the MRLCC are the enterprise risk committees and provide oversight of the risks as described in the common risk language. There is Executive Management representation in all five committees.

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

Underwriting Approach

The loan portfolio is a primary source of profitability and risk; therefore, proper loan underwriting is critical to BB&T’s long-term financial success. BB&T’s underwriting approach is designed to define acceptable combinations of specific risk-mitigating features that ensure credit relationships conform to BB&T’s risk philosophy. Provided below is a summary of the most significant underwriting criteria used to evaluate new loans and loan renewals:

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

Commercial Loan and Lease Portfolio

The commercial loan and lease portfolio represents the largest category of the Company’s total loan portfolio. BB&T’s commercial lending program is generally targeted to serve small-to-middle market businesses with sales of $250 million or less. In addition, BB&T’s Corporate Banking Group provides lending solutions to large corporate clients. Traditionally, lending to small and mid-sized businesses has been among BB&T’s strongest market segments. The commercial loan and lease portfolio consists of dealer-based financing of equipment for small businesses, commercial equipment leasing and finance, and full-service commercial mortgage banking. BB&T offers these services to bank clients as well as nonbank clients within and outside BB&T’s primary geographic market area.

In accordance with the Company’s lending policy, each loan undergoes a detailed underwriting process, which incorporates BB&T’s underwriting approach, procedures and evaluations described above. Commercial loans are typically priced with an interest rate tied to market indices, such as the prime rate or LIBOR. Commercial loans are individually monitored and reviewed for any possible deterioration in the ability of the client to repay the loan. Approximately 86.8% of BB&T’s commercial loans are secured by real estate, business equipment, inventories and other types of collateral.

Residential Mortgage Loan Portfolio

Branch Bank offers various types of fixed and adjustable-rate loans for the purpose of constructing, purchasing or refinancing residential properties. BB&T primarily originates conforming mortgage loans and higher quality jumbo and construction-to-permanent loans for owner-occupied properties. Conforming loans are loans that are underwritten in accordance with the underwriting standards set forth by FNMA and FHLMC. They are generally collateralized by one-to-four-family residential real estate, typically have loan-to-collateral value ratios of 80% or less at origination, and are made to borrowers in good credit standing.

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

Direct Loan Portfolio

The direct loan portfolio primarily consists of a wide variety of loan products offered through BB&T’s branch network. Various types of secured and unsecured loans are marketed to qualifying existing clients and to other creditworthy candidates in BB&T’s market area. The vast majority of direct loans are revolving home equity lines of credit secured by first or second liens on residential real estate. Direct loans are subject to the same rigorous lending policies and procedures as described above for commercial loans and are underwritten with note amounts and credit limits that ensure consistency with the Company’s risk philosophy.

Indirect Loan Portfolio

The indirect portfolio primarily includes secured indirect installment loans to consumers for the purchase of new and used automobiles, boats and recreational vehicles. The indirect portfolio also includes nonprime automobile finance. Such loans are originated through approved franchised and independent dealers throughout the BB&T market area. These loans are relatively homogeneous and no single loan is individually significant in terms of its size and potential risk of loss. Indirect loans are subject to the same rigorous lending policies and procedures as described above for commercial loans and are underwritten with note amounts and credit limits that ensure consistency with the Company’s risk philosophy. In addition to its normal underwriting due diligence, BB&T uses application systems and "scoring systems" to help underwrite and manage the credit risk in its indirect portfolio.

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

PCI

The PCI balance includes loans acquired with credit deterioration subsequent to origination as well as loans that were formerly covered by loss sharing agreements. Refer to "Note 3. Loans and ACL" for additional information.

Liquidity risk

Liquidity risk is the risk to current or anticipated earnings or capital that BB&T will be unable to meet its obligations as they come due because of an inability to liquidate assets or obtain adequate funding (funding liquidity risk), or that it cannot easily unwind or offset specific exposures without significantly lowering market prices because of inadequate market depth or market disruptions (market liquidity risk).

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

The Risk Committee of the Board of Directors is responsible for the management of cybersecurity risk. The DTSSRC and its subcommittees are responsible for cybersecurity strategy, and monitoring and reporting on cybersecurity risks. Corporate Information Security is responsible for day-to-day cybersecurity operations. Various reports on cybersecurity are provided to Executive Management and a quarterly update is provided to the Risk Committee or the full Board of Directors on a rotating basis. Additionally, Corporate Information Security provides an Information Security Annual Report, which includes cybersecurity risk assessments, to the Board of Directors.

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

Model Risk Management

Model risk is the risk to current or anticipated earnings or capital from decisions based on incorrect or misused model outputs. BB&T uses models for many purposes, including the valuation of financial positions and the measurement of risk. Valuation models are used to value certain financial instruments for which quoted prices may not be readily available. Valuation models are also used as inputs for VaR, regulatory capital, stress testing and the ACL. Models are owned by the applicable BUs, who are responsible for the development, implementation and use of their models. Oversight of these functions is performed by the MRM, which is a component of the RMO. Once models have been approved, model owners are responsible for the maintenance of an appropriate operating environment and must monitor and evaluate the performance of the models on a recurring basis. Models are updated in response to changes in portfolio composition, industry and economic conditions, technological capabilities and other developments.

The MRM utilizes internal validation analysts and managers with skill sets in predictive modeling to perform detailed reviews of model development, implementation and conceptual soundness. On certain occasions, the MRM will also engage external parties to assist with validation efforts. The MRM maintains documented quality assurance procedures that are used to confirm that validation analysts have completed the necessary field work in an auditable and complete fashion. The MRM tracks issues that have been identified by validation analysts and engages with model owners to ensure their timely remediation. MRM presents model limitations and risks to management and the Board of Directors via model validation reports and regular meetings with the ORMC.

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

BB&T uses derivatives primarily to manage economic risk related to securities, commercial loans, MSRs and mortgage banking operations, long-term debt and other funding sources. BB&T also uses derivatives to facilitate transactions on behalf of its clients. As of December 31, 2017, BB&T had derivative financial instruments outstanding with notional amounts totaling $75.2 billion, with a net fair value loss of $271 million. See "Note 17. Derivative Financial Instruments" for additional disclosures.

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

Table 25
Interest Sensitivity Simulation Analysis

Interest Rate Scenario			Annualized Hypothetical Percentage Change in Net Interest Income
	Prime Rate
Linear Change in Prime Rate	December 31,		December 31,
	2017	2016	2017	2016
Up 200 bps	6.50%	5.75%	3.09%	3.13%
Up 100	5.50	4.75	2.07	2.14
No Change	4.50	3.75	—	—
Down 25	4.25	3.50	(1.06)	(0.93)
Down 100	3.50	2.75	(6.62)	NA

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

Table 26
Deposit Mix Sensitivity Analysis

Increase in Rates	Base Scenario at December 31, 2017 (1)	Results Assuming a Decrease in Noninterest-Bearing Demand Deposits
		$1 Billion	$5 Billion
Up 200 bps	3.09%	2.88%	2.04%
Up 100	2.07	1.94	1.42

(1)	The base scenario is equal to the annualized hypothetical percentage change in net interest income at December 31, 2017 as presented in the preceding table.

If rates increased 200 basis points, BB&T could absorb the loss of $14.8 billion, or 27.5%, of noninterest-bearing demand deposits and replace them with managed rate deposits with a beta of 100% before becoming neutral to interest rate changes.

The following table shows the effect that the indicated changes in interest rates would have on EVE. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related and other assets, cash flows and maturities of derivative financial instruments, loan volumes and pricing and deposit sensitivity.

Table 27
EVE Simulation Analysis

	EVE/Assets		Hypothetical Percentage Change in EVE
	December 31,		December 31,
Change in Rates	2017	2016	2017	2016
Up 200 bps	11.4%	11.6%	(5.1)%	1.3%
Up 100	11.9	11.7	(0.9)	1.8
No Change	12.0	11.5	—	—
Down 25	11.9	11.3	(0.7)	(1.1)
Down 100	11.1	NA	(7.7)	NA

Market Risk from Trading Activities

BB&T also manages market risk from trading activities which consists of acting as a financial intermediary to provide its customers access to derivatives, foreign exchange and securities markets. Trading market risk is managed through the use of statistical and non-statistical risk measures and limits. BB&T utilizes a historical VaR methodology to measure and aggregate risks across its covered trading BUs. This methodology uses two years of historical data to estimate economic outcomes for a one-day time horizon at a 99% confidence level. The average 99% one-day VaR and the maximum daily VaR for the years ended December 31, 2017 and 2016 were each less than $1 million. Market risk disclosures under Basel II.5 are available in the Additional Disclosures section of the Investor Relations site on BBT.com.

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

BB&T monitors the ability to meet customer demand for funds under both normal and stressed market conditions. In considering its liquidity position, management evaluates BB&T’s funding mix based on client core funding, client rate-sensitive funding and national markets funding. In addition, management also evaluates exposure to rate-sensitive funding sources that mature in one year or less. Management also measures liquidity needs against 30 days of stressed cash outflows for Branch Bank and BB&T. To ensure a strong liquidity position, management maintains a liquid asset buffer of cash on hand and highly liquid unpledged securities. BB&T follows the FRB's enhanced prudential standards for purposes of determining the liquid asset buffer. BB&T’s policy is to use the greater of 5% or a range of projected net cash outflows over a 30 day period. As of December 31, 2017 and 2016, BB&T’s liquid asset buffer was 14.3% and 12.6%, respectively, of total assets.

BB&T is considered to be a "modified LCR" holding company. BB&T would be subject to full LCR requirements if its assets were to increase above $250 billion or if it were to be considered internationally active. BB&T produces LCR calculations to effectively manage the position of High-Quality Liquid Assets and the balance sheet deposit mix to optimize BB&T's liquidity position. BB&T's LCR was approximately 138% at December 31, 2017, compared to the regulatory minimum for such entities of 100%, which puts BB&T in full compliance with the rule. The LCR can experience volatility due to issues like maturing debt rolling into the 30 day measurement period, or client inflows and outflows. The daily change in BB&T’s LCR can be positive or negative, with negative changes representing a reduction in measured liquidity. The negative changes averaged less than 2% during 2017 with a maximum change of approximately 11%.

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

On April 27, 2016, the OCC, the FRB and the FDIC released a notice of proposed rulemaking for the US version of the net stable funding ratio. Under the proposal, BB&T will be a "modified NSFR" holding company. BB&T would be subject to full NSFR requirements if it has $250 billion or more in assets or $10 billion or more in total on-balance sheet foreign exposure. BB&T is evaluating the information in the proposal but does not currently expect a material impact on its results of operations or financial condition.

Parent Company

The purpose of the Parent Company is to serve as the primary source of capital for the operating subsidiaries, with assets primarily consisting of cash on deposit with Branch Bank, equity investments in subsidiaries, advances to subsidiaries, accounts receivable from subsidiaries, and other miscellaneous assets. The principal obligations of the Parent Company are payments on long-term debt. The main sources of funds for the Parent Company are dividends and management fees from subsidiary, repayments of advances to subsidiaries, and proceeds from the issuance of equity and long-term debt. The primary uses of funds by the Parent Company are for investments in subsidiaries, advances to subsidiaries, dividend payments to common and preferred shareholders, retirement of common stock and payments on long-term debt.

The primary source of funds used for Parent Company cash requirements was dividends received from subsidiaries. See "Note 15. Parent Company Financial Statements" for additional information regarding dividends from subsidiaries and debt transactions.

Liquidity at the Parent Company is more susceptible to market disruptions. BB&T prudently manages cash levels at the Parent Company to cover a minimum of one year of projected contractual cash outflows which includes unfunded external commitments, debt service, preferred dividends and scheduled debt maturities without the benefit of any new cash infusions. Generally, BB&T maintains a significant buffer above the projected one year of contractual cash outflows. In determining the buffer, BB&T considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, being a source of strength to its banking subsidiaries and being able to withstand sustained market disruptions that could limit access to the capital markets. As of December 31, 2017 and 2016, the Parent Company had 29 months and 25 months, respectively, of cash on hand to satisfy projected contractual cash outflows and 23 months and 19 months, respectively, taking into account common stock dividends.

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

Branch Bank has several major sources of funding to meet its liquidity requirements, including access to capital markets through issuance of senior or subordinated bank notes and institutional CDs, access to the FHLB system, dealer repurchase agreements and repurchase agreements with commercial clients, access to the overnight and term Federal funds markets, use of a Cayman branch facility, access to retail brokered CDs and a borrower in custody program with the FRB for the discount window. As of December 31, 2017, BB&T has approximately $80.9 billion of secured borrowing capacity, which represents approximately 8.8 times the amount of one year wholesale funding maturities.

The ability to raise funding at competitive prices is affected by the rating agencies’ views of the Parent Company’s and Branch Bank’s credit quality, liquidity, capital and earnings. Management meets with the rating agencies on a regular basis to discuss current outlooks. The ratings for BB&T and Branch Bank by the major rating agencies are detailed in the table below:

Table 28
Credit Ratings of BB&T Corporation and Branch Bank
December 31, 2017

	S&P	Moody's	Fitch	DBRS
BB&T Corporation:
Commercial Paper	A-2	N/A	F1	R-1(low)
Issuer	A-	A2	A+	A(high)
LT/Senior debt	A-	A2	A+	A(high)
Subordinated debt	BBB+	A2	A	A
Preferred stock	BBB-	Baa1(hyb)	BBB-	BBB(high)

Branch Bank:
Long term deposits	N/A	Aa1	AA-	AA(low)
LT/Senior unsecured bank notes	A	A1	A+	AA(low)
Other long term senior obligations	A	N/A	A+	AA(low)
Other short term senior obligations	A-1	N/A	F1	R-1(middle)
Short term bank notes	A-1	P-1	F1	R-1(middle)
Short term deposits	N/A	P-1	F1+	R-1(middle)
Subordinated bank notes	A-	A2	A	A(high)

Ratings Outlook:
Credit Trend	Stable	Stable	Stable	Stable

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

Management believes current sources of liquidity are adequate to meet BB&T’s current requirements and plans for continued growth. See "Note 4. Premises and Equipment," "Note 8. Long-Term Debt" and "Note 13. Commitments and Contingencies" for additional information regarding outstanding balances of sources of liquidity and contractual commitments and obligations.

Contractual Obligations, Commitments, Contingent Liabilities, Off-Balance Sheet Arrangements and Related Party Transactions

The following table presents, as of December 31, 2017, BB&T’s contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities. Further discussion of the nature of each obligation is included in "Note 13. Commitments and Contingencies."

Table 29
Contractual Obligations and Other Commitments
December 31, 2017

(Dollars in millions)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Long-term debt and capital leases	$23,559	$2,446	$10,845	$6,107	$4,161
Operating leases	1,511	255	427	320	509
Commitments to fund affordable housing investments	928	536	349	20	23
Private equity and other investments commitments (1)	143	39	69	28	7
Time deposits	13,170	8,379	3,804	970	17
Contractual interest payments (2)	3,004	751	1,113	560	580
Purchase obligations (3)	1,335	608	544	160	23
Nonqualified benefit plan obligations (4)	1,020	15	31	33	941
Total contractual cash obligations	$44,670	$13,029	$17,182	$8,198	$6,261

(1)	Based on estimated payment dates.

(2)
Includes accrued interest, future contractual interest obligations and the impact of hedges in a loss position. Other derivatives are excluded. Variable rate payments are based upon the rate in effect at December 31, 2017.

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

BB&T’s commitments include investments in affordable housing projects throughout its market area and private equity funds. Refer to "Note 1. Summary of Significant Accounting Policies" and "Note 13. Commitments and Contingencies" for further discussion of these commitments.

In addition, BB&T enters into derivative contracts to manage various financial risks. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. Derivative contracts are carried at fair value on the Consolidated Balance Sheets with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Derivative contracts are written in amounts referred to as notional amounts, which only provide the basis for calculating payments between counterparties and are not a measure of financial risk. Therefore, the derivative liabilities recorded on the balance sheet as of December 31, 2017 do not represent the amounts that may ultimately be paid under these contracts. Further discussion of derivative instruments is included in "Note 1. Summary of Significant Accounting Policies" and "Note 17. Derivative Financial Instruments."

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

BB&T holds public funds in certain states that do not require 100% collateralization on public fund bank deposits. In these states, should the failure of another public fund depository institution result in a loss for the public entity, the resulting uncollateralized deposit shortfall would have to be absorbed on a pro-rata basis (based upon the public deposits held by each bank within the respective state) by the remaining financial institutions holding public funds in that state. BB&T monitors deposits levels relative to the total public deposits held by all depository institutions within these states.

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

In the normal course of business, BB&T is also a party to financial instruments to meet the financing needs of clients and to mitigate exposure to certain risks. Such financial instruments include commitments to extend credit and certain contractual agreements, including standby letters of credit and financial guarantee arrangements. Further discussion of BB&T’s commitments is included in "Note 13. Commitments and Contingencies" and "Note 16. Fair Value Disclosures."

Table 30
Mortgage Indemnification, Recourse and Repurchase Reserves Activity (1)

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Balance, at beginning of period	$40	$79	$94
Payments	—	(2)	(5)
Expense	(3)	(37)	(15)
Acquisitions	—	—	5
Balance, at end of period	$37	$40	$79

(1)	Excludes the FHA-insured mortgage loan reserve of $85 million established during 2014 and settled in 2016.

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

BB&T regularly performs stress testing on its capital levels and is required to periodically submit the company’s capital plans to the banking regulators. The FRB did not object to the Company’s 2017 capital plan, and the 2018 capital plan is expected to be submitted during April 2018. Management’s capital deployment plan in order of preference is to focus on 1) organic growth, 2) dividends and 3) acquisitions and/or share repurchases depending on opportunities in the marketplace and our interest and ability to proceed with acquisitions.

Risk-based capital ratios, which include Tier 1 Capital, Total Capital and Tier 1 Common Equity, are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets.

Branch Bank's capital ratios are presented in the following table:

Table 33
Capital Ratios - Branch Bank

	December 31,
	2017	2016
CET1 to risk-weighted assets	11.3%	11.5%
Tier 1 capital to risk-weighted assets	11.3	11.5
Total capital to risk-weighted assets	13.3	13.6
Leverage ratio	9.4	9.6

BB&T's capital ratios are presented in the following table:

Table 34
Capital Ratios - BB&T Corporation

	December 31,
(Dollars in millions, except per share data, shares in thousands)	2017	2016
Risk-based:
CET1	10.2%	10.2%
Tier 1	11.9	12.0
Total	13.9	14.1
Leverage capital	9.9	10.0

Non-GAAP capital measures (1):
Tangible common equity per common share	$20.80	$20.18

Calculations of tangible common equity (1):
Total shareholders' equity	$29,695	$29,926
Less:
Preferred stock	3,053	3,053
Noncontrolling interests	47	45
Intangible assets	10,329	10,492
Tangible common equity	$16,266	$16,336

Risk-weighted assets	$177,217	$176,138
Common shares outstanding at end of period	782,006	809,475

(1)
Tangible common equity and related ratios are non-GAAP measures. Management uses these measures to assess the quality of capital and believes that investors may find them useful in their analysis of the Company. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies.

During 2017, BB&T completed $1.6 billion of stock repurchases and paid $1.0 billion in common stock dividends, which resulted in a total payout ratio of 117.9% for the year. Effective December 31, 2017, BB&T adopted new accounting guidance related to tax reform legislation passed in 2017, and reclassified deferred income taxes from AOCI and increased retained earnings $247 million, which also increased regulatory capital and the related ratios.

During July 2017, BB&T's Board of Directors approved a $0.03 increase in the quarterly dividend, which increased the amount of the quarterly dividend to $0.33 per share. As of December 31, 2017, the remaining stock repurchases authorized by the Board of Directors totaled $640 million. During the first quarter of 2018, the Company repurchased approximately 5.9 million shares of common stock totaling $320 million.

Table 35
Quarterly Financial Summary – Unaudited

	2017				2016
(Dollars in millions, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Consolidated Summary of Operations:
Interest income	$1,898	$1,877	$1,824	$1,775	$1,745	$1,795	$1,805	$1,721
Interest expense	254	230	189	166	180	185	188	192
Provision for credit losses	138	126	135	148	129	148	111	184
Noninterest income	1,225	1,166	1,220	1,171	1,162	1,164	1,130	1,016
Noninterest expense	1,855	1,745	1,742	2,102	1,668	1,711	1,797	1,545
Provision for income taxes	209	294	304	104	287	273	252	246
Net income	667	648	674	426	643	642	587	570
Noncontrolling interest	9	8	(1)	5	7	—	3	6
Preferred stock dividends	44	43	44	43	44	43	43	37
Net income available to common shareholders	$614	$597	$631	$378	$592	$599	$541	$527
Basic EPS	$0.78	$0.75	$0.78	$0.47	$0.73	$0.74	$0.67	$0.67
Diluted EPS	$0.77	$0.74	$0.77	$0.46	$0.72	$0.73	$0.66	$0.67

Selected Average Balances:
Assets	$222,525	$220,732	$221,018	$219,961	$220,165	$222,065	$223,399	$210,102
Securities, at amortized cost	48,093	45,968	45,410	44,607	44,881	47,152	48,510	44,580
Loans and leases (1)	144,089	144,181	144,327	143,698	144,569	143,689	143,097	135,628
Total earning assets	195,305	193,073	193,386	192,564	192,574	193,909	194,822	183,612
Deposits	157,959	157,414	160,263	161,383	160,118	159,503	160,338	149,867
Short-term borrowings	6,342	5,983	2,748	2,105	2,373	2,128	2,951	2,771
Long-term debt	22,639	21,459	21,767	20,757	21,563	23,428	23,272	22,907
Total interest-bearing liabilities	132,652	131,367	132,205	133,150	132,633	134,500	137,760	129,342
Shareholders' equity	29,853	29,948	30,302	29,903	30,054	29,916	29,610	27,826

(1)	Loans and leases are net of unearned income and include LHFS.

Fourth Quarter Results

Consolidated net income available to common shareholders for the fourth quarter of 2017 totaling $614 million was up 3.7% compared to $592 million earned during the same period in 2016. On a diluted per common share basis, earnings for the fourth quarter of 2017 were $0.77, up 6.9% compared to $0.72 for the same period in 2016. BB&T’s results of operations for the fourth quarter of 2017 produced an annualized return on average assets of 1.19% and an annualized return on average common shareholders’ equity of 9.10%, compared to prior year ratios of 1.16% and 8.75%, respectively.

Total TE revenues were $2.9 billion for the fourth quarter of 2017, an increase of $139 million compared to the earlier quarter. This reflects an increase of $76 million in taxable-equivalent net interest income and an increase of $63 million in noninterest income.

Net interest margin was 3.43%, up 11 basis points compared to the earlier quarter. Average earning assets increased $2.7 billion. The increase in average earnings assets reflects a $3.2 billion increase in average securities, partially offset by a $480 million decrease in average total loans and leases. Average interest-bearing liabilities were essentially flat compared to the earlier quarter, as the growth in earning assets was funded by noninterest-bearing deposits, which increased $2.9 billion compared to the earlier quarter. Average interest-bearing deposits decreased $5.0 billion, which was offset by increases of $1.1 billion in average long-term debt and $4.0 billion in average short-term borrowings. The annualized yield on the total loan portfolio for the fourth quarter of 2017 was 4.50 percent, up 26 basis points compared to the earlier quarter. The annualized taxable-equivalent yield on the average securities portfolio was 2.42 percent, up 29 basis points compared to the earlier period.

The average annualized cost of interest-bearing deposits was 0.40%, up 18 basis points compared to the earlier quarter. The average annualized rate on long-term debt was 2.36%, up 20 basis points compared to the earlier quarter. The average annualized rate on short-term borrowings was 1.13%, up 79 basis points compared to the earlier quarter. The higher rates on interest-bearing liabilities reflect the impact of rate increases.

The provision for credit losses was $138 million compared to $129 million in the earlier quarter. Net charge-offs for the fourth quarter of 2017 totaled $130 million compared to $151 million for the earlier quarter. The earlier quarter included $15 million of charge-offs for PCI loans.

Noninterest income was $1.2 billion, an increase of $63 million from the earlier quarter. This increase was due to higher fees from the majority of our noninterest revenue sources as a result of higher business activity, as well as higher income from SBIC and other investments.

Noninterest expense for the fourth quarter of 2017 was $1.9 billion, up $187 million compared to the earlier quarter. This increase was driven by the previously mentioned tax reform actions, as well as higher loan-related expenses as the fourth quarter of 2016 included a $31 million release of mortgage repurchase reserves.

The provision for income taxes was $209 million for the fourth quarter of 2017, compared to $287 million for the earlier quarter. This produced an effective tax rate for the fourth quarter of 2017 of 23.9%, compared to 30.9% for the earlier quarter. The provision for income taxes for the current quarter includes a net tax benefit of $43 million related to the impact of tax reform.

Reclassifications

The Consolidated Statement of Cash Flows for the years ended December 31, 2016 and 2015 have been revised to correct errors in the classification of certain transactions related to other assets and other liabilities and were not material to prior consolidated financial statements. Certain other amounts reported in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation.

Critical Accounting Policies

The accounting and reporting policies of BB&T are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Different assumptions in the application of these policies could result in material changes in the consolidated financial position and/or consolidated results of operations and related disclosures. Understanding BB&T’s accounting policies is fundamental to understanding the consolidated financial position and consolidated results of operations. Accordingly, BB&T’s significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in detail in "Note 1. Summary of Significant Accounting Policies."

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

The methodology used to determine an estimate for the RUFC is inherently similar to the methodology used in calculating the ALLL adjusted for factors specific to binding commitments, including the probability of funding and exposure at the time of funding. A detailed discussion of the methodology used in determining the ALLL and the RUFC is included in "Note 1. Summary of Significant Accounting Policies."

Fair Value of Financial Instruments

The vast majority of assets and liabilities carried at fair value are based on either quoted market prices or market prices for similar instruments. See "Note 16. Fair Value Disclosures" for additional disclosures regarding the fair value of financial instruments.

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

Fair value estimates and assumptions are compared to industry surveys, recent market activity, actual portfolio experience and, when available, observable market data. Due to the nature of the valuation inputs, MSRs are classified within Level 3 of the valuation hierarchy. The value of residential MSRs is significantly affected by mortgage interest rates available in the marketplace, which influence mortgage loan prepayment speeds. In general, during periods of declining interest rates, the value of MSRs declines due to increasing prepayments attributable to increased mortgage-refinance activity. Conversely, during periods of rising interest rates, the value of MSRs generally increases due to reduced refinance activity. BB&T typically hedges against market value changes in the MSRs. Refer to "Note 6. Loan Servicing" for quantitative disclosures reflecting the effect that changes in management’s assumptions would have on the fair value of MSRs.

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

Intangible Assets

The acquisition method of accounting requires that acquired assets and liabilities are recorded at their fair values. This often involves estimates based on third party valuations or internal valuations based on discounted cash flow analyses or other valuation techniques, which are inherently subjective. The amortization of identified intangible assets is based upon the estimated economic benefits to be received, which is also subjective. Acquisitions typically result in goodwill, which is subject to ongoing periodic impairment tests based on the fair values of the reporting units to which the acquired goodwill relates. Refer to "Note 1. Summary of Significant Accounting Policies" for a description of the impairment testing process. Management considers the sensitivity of the significant assumptions in its impairment analysis including consideration of a 10% change in estimated future cash flows or the discount rate for each reporting unit.

Pension and Postretirement Benefit Obligations

BB&T offers various pension plans and postretirement benefit plans to employees. Calculation of the obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions, which are subject to management judgment and may differ significantly if different assumptions are used. The discount rate assumption used to measure the postretirement benefit obligations is set by reference to a high-quality (AA-rated or higher) corporate bond yield curve and the individual characteristics of the plans such as projected cash flow patterns and payment durations. Management evaluated the sensitivity changes that the expected return on plan assets and the discount rate would have on pension expense. A decrease of 25 basis points in the discount rate would result in additional pension expense of approximately $36 million for 2018, while a decrease of 100 basis points in the expected return on plan assets would result in an increase of approximately $63 million in pension expense for 2018. Refer to "Note 12. Benefit Plans" for disclosures related to the benefit plans.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in "Internal Control—Integrated Framework (2013)" promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the "COSO" criteria. Based on this evaluation under the COSO criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2017.

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

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2017 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of BB&T Corporation:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of BB&T Corporation and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting and Evaluation of Disclosure Controls and Procedures. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Greensboro, North Carolina
February 20, 2018
We have served as the Company’s auditor since 2002.

CONSOLIDATED BALANCE SHEETS
BB&T CORPORATION AND SUBSIDIARIES

	December 31,
(Dollars in millions, except per share data, shares in thousands)	2017	2016
Assets
Cash and due from banks	$2,243	$1,897
Interest-bearing deposits with banks	343	1,895
Cash equivalents	127	144
Restricted cash	370	488
AFS securities at fair value	24,547	26,926
HTM securities (fair value of $22,837 and $16,546 at December 31, 2017 and 2016, respectively)	23,027	16,680
LHFS at fair value	1,099	1,716
Loans and leases	143,701	143,322
ALLL	(1,490)	(1,489)
Loans and leases, net of ALLL	142,211	141,833
Premises and equipment	2,055	2,107
Goodwill	9,618	9,638
CDI and other intangible assets	711	854
MSRs at fair value	1,056	1,052
Other assets	14,235	14,046
Total assets	$221,642	$219,276

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$53,767	$50,697
Interest-bearing deposits	103,604	109,537
Total deposits	157,371	160,234
Short-term borrowings	4,938	1,406
Long-term debt	23,648	21,965
Accounts payable and other liabilities	5,990	5,745
Total liabilities	191,947	189,350
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $5 par, liquidation preference of $25,000 per share	3,053	3,053
Common stock, $5 par	3,910	4,047
Additional paid-in capital	7,893	9,104
Retained earnings	16,259	14,809
AOCI, net of deferred income taxes	(1,467)	(1,132)
Noncontrolling interests	47	45
Total shareholders’ equity	29,695	29,926
Total liabilities and shareholders’ equity	$221,642	$219,276

Common shares outstanding	782,006	809,475
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	126	126
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
BB&T CORPORATION AND SUBSIDIARIES

	Year Ended December 31,
(Dollars in millions, except per share data, shares in thousands)	2017	2016	2015
Interest Income
Interest and fees on loans and leases	$6,230	$5,985	$5,347
Interest and dividends on securities	1,092	1,029	941
Interest on other earning assets	52	52	39
Total interest income	7,374	7,066	6,327
Interest Expense
Interest on deposits	344	251	233
Interest on short-term borrowings	41	9	4
Interest on long-term debt	454	485	498
Total interest expense	839	745	735
Net Interest Income	6,535	6,321	5,592
Provision for credit losses	547	572	428
Net Interest Income After Provision for Credit Losses	5,988	5,749	5,164
Noninterest Income
Insurance income	1,754	1,713	1,596
Service charges on deposits	706	664	631
Mortgage banking income	415	463	455
Investment banking and brokerage fees and commissions	410	408	398
Trust and investment advisory revenues	278	266	240
Bankcard fees and merchant discounts	271	237	218
Checkcard fees	214	195	174
Operating lease income	146	137	124
Income from bank-owned life insurance	122	123	113
FDIC loss share income, net	—	(142)	(253)
Other income	467	362	326
Securities gains (losses), net
Gross realized gains	17	46	41
Gross realized losses	(18)	—	(40)
OTTI charges	—	—	(2)
Non-credit portion recognized in OCI	—	—	(2)
Total securities gains (losses), net	(1)	46	(3)
Total noninterest income	4,782	4,472	4,019
Noninterest Expense
Personnel expense	4,121	3,964	3,469
Occupancy and equipment expense	784	786	708
Software expense	242	224	192
Outside IT services	160	186	135
Regulatory charges	153	145	101
Amortization of intangibles	142	150	105
Loan-related expense	130	95	150
Professional services	123	102	130
Merger-related and restructuring charges, net	115	171	165
Loss (gain) on early extinguishment of debt	392	(1)	172
Other expense	1,082	899	939
Total noninterest expense	7,444	6,721	6,266
Earnings
Income before income taxes	3,326	3,500	2,917
Provision for income taxes	911	1,058	794
Net income	2,415	2,442	2,123
Noncontrolling interests	21	16	39
Dividends on preferred stock	174	167	148
Net income available to common shareholders	$2,220	$2,259	$1,936
Basic EPS	$2.78	$2.81	$2.59
Diluted EPS	$2.74	$2.77	$2.56
Cash dividends declared per share	$1.26	$1.15	$1.05
Basic weighted average shares outstanding	799,217	804,680	748,010
Diluted weighted average shares outstanding	810,977	814,916	757,765

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
BB&T CORPORATION AND SUBSIDIARIES

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Net Income	$2,415	$2,442	$2,123
OCI, Net of Tax:
Change in unrecognized net pension and postretirement costs	(84)	(41)	(97)
Change in unrealized net gains (losses) on cash flow hedges	18	(9)	(29)
Change in unrealized net gains (losses) on AFS securities	(27)	(225)	(186)
Change in FDIC's share of unrealized gains/losses on AFS securities	—	169	38
Other, net	5	2	(3)
Total OCI	(88)	(104)	(277)
Total comprehensive income	$2,327	$2,338	$1,846

Income Tax Effect of Items Included in OCI:
Change in unrecognized net pension and postretirement costs	$(15)	$(20)	$(59)
Change in unrealized net gains (losses) on cash flow hedges	7	(4)	(18)
Change in unrealized net gains (losses) on AFS securities	(27)	(130)	(120)
Change in FDIC 's share of unrealized gains/losses on AFS securities	—	98	25
Other, net	—	1	3

 The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
BB&T CORPORATION AND SUBSIDIARIES

(Dollars in millions, shares in thousands)	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	AOCI	Noncontrolling Interests	Total Shareholders' Equity
Balance, January 1, 2015	720,698	$2,603	$3,603	$6,517	$12,317	$(751)	$88	$24,377
Add (Deduct):
Net income	—	—	—	—	2,084	—	39	2,123
OCI	—	—	—	—	—	(277)	—	(277)
Stock transactions:
Issued in business combinations	54,000	—	270	1,918	—	—	—	2,188
Issued in connection with equity awards, net	5,639	—	29	33	—	—	—	62
Excess tax benefits in connection with equity awards	—	—	—	11	—	—	—	11
Purchase of additional ownership interest in AmRisc, LP	—	—	—	(219)	—	—	(3)	(222)
Cash dividends declared on common stock	—	—	—	—	(789)	—	—	(789)
Cash dividends declared on preferred stock	—	—	—	—	(148)	—	—	(148)
Equity-based compensation expense	—	—	—	106	—	—	—	106
Other, net	—	—	—	(1)	—	—	(90)	(91)
Balance, December 31, 2015	780,337	2,603	3,902	8,365	13,464	(1,028)	34	27,340
Add (Deduct):
Net income	—	—	—	—	2,426	—	16	2,442
OCI	—	—	—	—	—	(104)	—	(104)
Stock transactions:
Issued in business combination	31,665	—	158	905	—	—	—	1,063
Issued in connection with equity awards, net	9,241	—	46	174	—	—	—	220
Excess tax benefits in connection with equity awards	—	—	—	7	—	—	—	7
Issued in connection with preferred stock offering	—	450	—	—	—	—	—	450
Repurchase of common stock	(11,768)	—	(59)	(461)	—	—	—	(520)
Cash dividends declared on common stock	—	—	—	—	(925)	—	—	(925)
Cash dividends declared on preferred stock	—	—	—	—	(167)	—	—	(167)
Equity-based compensation expense	—	—	—	115	—	—	—	115
Other, net	—	—	—	(1)	11	—	(5)	5
Balance, December 31, 2016	809,475	3,053	4,047	9,104	14,809	(1,132)	45	29,926
Add (Deduct):
Net income	—	—	—	—	2,394	—	21	2,415
OCI	—	—	—	—	—	(88)	—	(88)
Stock transactions:
Issued in connection with equity awards, net	8,059	—	41	79	—	—	—	120
Repurchase of common stock	(35,528)	—	(178)	(1,435)	—	—	—	(1,613)
Cash dividends declared on common stock	—	—	—	—	(1,005)	—	—	(1,005)
Cash dividends declared on preferred stock	—	—	—	—	(174)	—	—	(174)
Equity-based compensation expense	—	—	—	132	—	—	—	132
Reclassification of certain tax effects	—	—	—	—	247	(247)	—	—
Other, net	—	—	—	13	(12)	—	(19)	(18)
Balance, December 31, 2017	782,006	$3,053	$3,910	$7,893	$16,259	$(1,467)	$47	$29,695

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
BB&T CORPORATION AND SUBSIDIARIES
	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Cash Flows From Operating Activities:
Net income	$2,415	$2,442	$2,123
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	547	572	428
Depreciation	408	405	356
Loss (gain) on early extinguishment of debt	392	(1)	172
Amortization of intangibles	142	150	105
Equity-based compensation expense	132	115	106
(Gain) loss on securities, net	1	(46)	3
Net change in operating assets and liabilities:
LHFS	618	(644)	422
Trading securities	115	432	(698)
Other assets, accounts payable and other liabilities	(15)	(18)	(14)
Cash paid to terminate FDIC loss share agreements	—	(230)	—
Other, net	(120)	(62)	128
Net cash from operating activities	4,635	3,115	3,131
Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	4,934	4,612	6,302
Proceeds from maturities, calls and paydowns of AFS securities	4,800	5,888	5,064
Purchases of AFS securities	(7,397)	(10,033)	(12,698)
Proceeds from maturities, calls and paydowns of HTM securities	2,580	7,022	3,791
Purchases of HTM securities	(8,965)	(5,124)	(2,557)
Originations and purchases of loans and leases, net of principal collected	(1,230)	(2,986)	(3,196)
Net cash received (paid) for acquisitions and divestitures	—	(785)	1,055
Other, net	(31)	398	390
Net cash from investing activities	(5,309)	(1,008)	(1,849)
Cash Flows From Financing Activities:
Net change in deposits	(2,842)	4,507	2,506
Net change in short-term borrowings	3,532	(3,581)	(982)
Proceeds from issuance of long-term debt	8,883	3,878	2,272
Repayment of long-term debt	(7,453)	(5,849)	(2,433)
Repurchase of common stock	(1,613)	(520)	—
Net cash from common stock transactions in connection with equity awards	108	218	68
Net proceeds from preferred stock issued	—	450	—
Cash dividends paid on common stock	(1,005)	(925)	(789)
Cash dividends paid on preferred stock	(174)	(167)	(148)
Other, net	15	107	(390)
Net cash from financing activities	(549)	(1,882)	104
Net Change in Cash and Cash Equivalents	(1,223)	225	1,386
Cash and Cash Equivalents at Beginning of Period	3,936	3,711	2,325
Cash and Cash Equivalents at End of Period	$2,713	$3,936	$3,711

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$819	$775	$734
Income taxes	429	844	655
Noncash investing and financing activities:
Transfers of loans to foreclosed assets	260	258	320
Transfers of loans HFI to LHFS	1,050	263	153
Stock issued in acquisitions	—	1,063	2,188
Purchase of additional interest in AmRisc, LP	—	—	216
Transfer of HTM securities to AFS	—	—	517
The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. Summary of Significant Accounting Policies

General

See the Glossary of Defined Terms at the beginning of this Report for terms used herein. The accounting and reporting policies are in accordance with GAAP. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The following is a summary of significant accounting policies.

Nature of Operations

BB&T is a FHC organized under the laws of North Carolina. BB&T conducts operations through a bank subsidiary, Branch Bank, and nonbank subsidiaries. Branch Bank’s offices are concentrated primarily in the Southeastern and Mid-Atlantic United States. BB&T provides a wide range of banking services to individuals, businesses and municipalities. BB&T offers a variety of loans and lease financing to individuals and entities primarily within BB&T’s geographic footprint, including commercial and residential mortgages; permanent CRE financing arrangements; loan servicing for third-party investors; direct consumer finance loans to individuals; credit card lending; automobile financing; and equipment financing. BB&T also provides a wide range of other services, including deposits; discount and full service brokerage, annuities and mutual funds; life insurance, property and casualty insurance, health insurance and commercial general liability insurance through its retail agency and wholesale brokerage operations; merchant services; trust and retirement services; comprehensive wealth advisory services; asset management and capital markets services.

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

Investments in VIEs are evaluated to determine if BB&T is the primary beneficiary. This evaluation gives appropriate consideration to the design of the entity and the variability that the entity was designed to pass along, the relative power of each party, and to BB&T’s relative obligation to absorb losses or receive residual returns of the entity, in relation to such obligations and rights held by each party. BB&T has variable interests in certain entities that were not required to be consolidated, including affordable housing and other partnership interests. Refer to "Note 13. Commitments and Contingencies" for additional disclosures regarding BB&T’s significant VIEs.

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

Reclassifications

The Consolidated Statement of Cash Flows for the years ended December 31, 2016 and 2015 have been revised to correct errors in the classification of certain transactions related to other assets and other liabilities and were not material to prior consolidated financial statements. The net effect of the revisions is as follows:

(dollars in millions)	2016	2015
Net cash from operating activities	$443	$216
Net cash from investing activities	(326)	(211)
Net cash from financing activities	(117)	(5)
Net change in cash and cash equivalents	$—	$—

Certain other amounts reported in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change include the determination of the ACL, determination of fair value for financial instruments, valuation of goodwill, intangible assets and other purchase accounting related adjustments, benefit plan obligations and expenses, mortgage servicing rights, and tax assets, liabilities and expense.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and other cash equivalents. Cash and cash equivalents have maturities of three months or less. Accordingly, the carrying amount of such instruments is considered a reasonable estimate of fair value.

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

LHFS

BB&T accounts for new originations of residential and commercial mortgage LHFS at fair value. BB&T accounts for the derivatives used to economically hedge the LHFS at fair value. The fair value of LHFS is primarily based on quoted market prices for securities collateralized by similar types of loans. Direct loan origination fees and costs related to LHFS are not capitalized, and are recorded as mortgage banking income in the case of the direct loan origination fees and primarily personnel expense in the case of the direct loan origination costs. Gains and losses on sales of residential and commercial mortgage loans are included in mortgage banking income.

BB&T sells a significant portion of its fixed-rate commercial and conforming residential mortgage loan originations, which are typically converted into MBS by FHLMC, FNMA and GNMA and subsequently sold to other third party investors. BB&T records these transactions as a sale when the transferred loans are legally isolated from BB&T’s creditors and other accounting criteria for a sale are met. Gains or losses recorded on these transactions are based on the net carrying amount of the loans sold and the fair value of related mortgage servicing, which BB&T generally retains on loans sold. Since quoted market prices are not typically available, BB&T estimates the fair value of these retained interests using modeling techniques to determine the net present value of expected future cash flows. Such models incorporate management’s best estimates of key variables, such as prepayment speeds, servicing costs and discount rates that would be used by market participants based on the risks involved.

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

In connection with commercial TDRs, the decision to maintain a loan that has been restructured on accrual status is based on a current, well documented credit evaluation of the borrower’s financial condition and prospects for repayment under the modified terms. This evaluation includes consideration of the borrower’s current capacity to pay, which among other things may include a review of the borrower’s current financial statements, an analysis of cash flow available to pay debt obligations, and an evaluation of secondary sources of payment from the borrower and any guarantors. This evaluation also includes an evaluation of the borrower’s current willingness to pay, which may include a review of past payment history, an evaluation of the borrower’s willingness to provide information on a timely basis, and consideration of offers from the borrower to provide additional collateral or guarantor support. The credit evaluation may also include review of cash flow projections, consideration of the adequacy of collateral to cover all principal and interest and trends indicating improving profitability and collectability of receivables.

The evaluation of mortgage and retail loans includes an evaluation of the client’s debt to income ratio, credit report, property value, loan vintage, and certain other client-specific factors that impact their ability to make timely principal and interest payments on the loan.

TDR classification may be removed for an accruing loan upon the occurrence of a non-concessionary subsequent modification granted at market terms and within current underwriting guidelines.

NPAs

NPAs include NPLs and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of customers’ loan defaults.

BB&T’s policies for placing loans on nonaccrual status conform to guidelines prescribed by bank regulatory authorities. BB&T classifies loans and leases as past due when the payment of principal and interest based upon contractual terms is greater than 30 days delinquent or if one payment is past due. The following table summarizes the delinquency thresholds that are used in evaluating nonaccrual classification and the timing of charge-offs (PCI loans are considered to be performing due to the application of the expected cash flows method):

(number of days)	Placed on Nonaccrual (1)			Charge-off
Commercial:
Commercial and industrial	90	(2)		90
CRE	90	(2)		90
Lease financing	90	(2)		90
Retail:
Residential mortgage (3)	90	to	180	90	to	210
Direct (3)	90	to	120	90	to	120
Indirect (3)	90	to	120	90	to	120
Revolving credit (3)	NA			90	to	180

(1)
Loans may be returned to accrual status when they become current as to both principal and interest and concern no longer exists as to the collectability of principal and interest, generally indicated by 180 days of sustained performance.

(2)	Or when it is probable that principal or interest is not fully collectible, whichever occurs first.

(3)	Depends on product type, loss mitigation status and status of the government guaranty.

When commercial loans are placed on nonaccrual status, a charge-off is recorded, as applicable, to decrease the carrying value of such loans to the estimated recoverable amount. Retail loans are subject to mandatory charge-off at a specified delinquency date consistent with regulatory guidelines. As such, retail loans are subject to collateral valuation and charge-off, as applicable, when they are moved to nonaccrual status.

Certain past due loans may remain on accrual status if management determines that it does not have concern over the collectability of principal and interest. Generally, when loans are placed on nonaccrual status, accrued interest receivable is reversed against interest income in the current period and amortization of deferred loan fees and expenses is suspended. Payments received for interest and lending fees thereafter are applied as a reduction to the remaining principal balance as long as concern exists as to the ultimate collection of the principal.

Assets acquired as a result of foreclosure are subsequently carried at the lower of cost or net realizable value. Net realizable value equals fair value less estimated selling costs. Any excess of cost over net realizable value at the time of foreclosure is charged to the ALLL. NPAs are subject to periodic revaluations of the collateral underlying impaired loans and foreclosed real estate. The periodic revaluations are generally based on the appraised value of the property and may include additional liquidity adjustments based upon the expected retention period. BB&T’s policies require that valuations be updated at least annually and that upon foreclosure, the valuation must not be more than six months old, otherwise an update is required.

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

Accounting standards require the disclosure of certain information at the portfolio segment level, representing the level at which an entity develops and documents a systematic methodology to determine its ACL. BB&T concluded that its loan and lease portfolio consists of four portfolio segments; commercial, retail, revolving credit, and PCI. The commercial portfolio segment was identified based on the risk-based approach used to estimate the ALLL for the vast majority of these loans. The retail portfolio segment was identified based on the delinquency-based approach used to estimate the ALLL. The revolving credit portfolio segment, which also uses a delinquency-based ALLL approach, was identified because of the uniqueness of its lending arrangements. The PCI portfolio segment was identified based on the expected cash flows approach used to estimate the ALLL. During the fourth quarter of 2017, certain loan categories were reclassified to better reflect the nature of the underlying loans. Prior periods were revised to conform to the current presentation. See "Note 3. Loans and ACL" for additional information about the classes of financing receivables included within each of these loan portfolio segments.

The entire amount of the ACL is available to absorb losses on any loan category or lending-related commitment.

The following provides a description of accounting policies and methodologies related to each of the portfolio segments:

Commercial

The vast majority of loans in the commercial lending portfolio are assigned risk ratings based on an assessment of conditions that affect the borrower’s ability to meet contractual obligations under the loan agreement. This process includes reviewing borrowers’ financial information, historical payment experience, credit documentation, public information, and other information specific to each borrower. Risk ratings are reviewed on an annual basis for all credit relationships with total credit exposure more than $2 million, or at any point management becomes aware of information affecting the borrowers’ ability to fulfill their obligations.

Risk Rating	Description
Pass	Loans not considered to be problem credits
Special Mention	Loans that have a potential weakness deserving management’s close attention
Substandard	Loans for which a well-defined weakness has been identified that may put full collection of contractual cash flows at risk

For commercial clients with total credit exposure of $2 million or less, BB&T has developed an automated loan review system to identify and proactively manage accounts with a higher risk of loss. The "score" produced by this automated system is updated quarterly.

To establish a reserve, BB&T's policy is to review all commercial lending relationships with an outstanding nonaccrual balance of $3 million or more. While this review is largely focused on the borrower’s ability to repay the loan, BB&T also considers the capacity and willingness of a loan’s guarantors to support the debt service on the loan as a secondary source of repayment. When a guarantor exhibits the documented capacity and willingness to support the loan, BB&T may consider extending the loan maturity and/or temporarily deferring principal payments if the ultimate collection of both principal and interest is not in question. In these cases, BB&T may deem the loan to not be impaired due to the documented capacity and willingness of the guarantor to repay the loan. Loans are considered impaired when the borrower (or guarantor in certain circumstances) does not have the cash flow capacity or willingness to service the debt according to contractual terms, or it does not appear reasonable to assume that the borrower will continue to pay according to the contractual agreement. BB&T establishes a specific reserve for each loan that has been deemed impaired based on the criteria outlined above. The amount of the reserve is based on the present value of expected cash flows discounted at the loan’s effective interest rate and/or the value of collateral, net of costs to sell. In addition, BB&T reviews collateral-dependent commercial loan balances between $1 million and $3 million to establish a specific reserve based on the underlying collateral value, net of costs to sell.

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

Retail and Revolving Credit

The majority of the ALLL related to the retail and revolving credit lending portfolios is calculated on a collective basis using delinquency status, which is the primary factor considered in determining whether a loan should be classified as nonaccrual. Embedded loss estimates for BB&T’s retail and revolving credit lending portfolios are based on estimated migration rates that are developed based on historical experience, and current risk mix as indicated by prevailing delinquency rates. These estimates may be adjusted to reflect current economic conditions and current portfolio trends. The remaining portion of the ALLL related to the retail and revolving credit lending portfolios relates to loans that have been deemed impaired based on their classification as a TDR at the balance sheet date. BB&T establishes specific reserves related to these TDRs using an expected cash flow approach. The ALLL for retail and revolving credit TDRs is based on discounted cash flow analyses that incorporate adjustments to future cash flows that reflect management’s best estimate of the default risk related to TDRs based on a combination of historical experience and management judgment.

PCI

PCI loans are aggregated into loan pools based upon common risk characteristics. The ALLL for each loan pool is based on an analysis that is performed each period to estimate the expected cash flows. To the extent that the expected cash flows of a loan pool have decreased due to credit deterioration, BB&T establishes an ALLL.

Premises and Equipment

Premises, equipment, capital leases and leasehold improvements are stated at cost less accumulated depreciation and amortization. Certain costs of software acquired or developed for internal use are capitalized provided certain criteria are met. Depreciation and amortization are computed principally using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements and capitalized leases are amortized on a straight-line basis over the lesser of the lease terms or the estimated useful lives of the assets. Rent expense and rental income on operating leases is recorded using the straight-line method over the appropriate lease terms.

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

Income Taxes

Deferred tax assets and liabilities result from differences between assets and liabilities measured for financial reporting purposes compared to income tax return purposes. In the event of changes in the tax laws, deferred tax assets and liabilities are adjusted in the period those changes are enacted, with the cumulative effects included in the current year’s income tax provision. Net deferred tax assets are included in other assets, and net deferred tax liabilities are included in accounts payable and other liabilities, in the Consolidated Balance Sheets.

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

BB&T classifies its derivative financial instruments as either (1) a fair value hedge - hedge of an exposure to changes in the fair value of a recorded asset or liability, (2) a cash flow hedge - hedge of an exposure to changes in the cash flows of a recognized asset, liability or forecasted transaction, or (3) derivatives not designated as hedges. Changes in the fair value of derivatives not designated as hedges are recognized in current period earnings. BB&T has master netting agreements with the derivatives dealers with which it does business, but BB&T presents gross assets and liabilities on the Consolidated Balance Sheets.

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

Derivatives instruments not designated as hedges are primarily used to manage economic risk from MSRs and mortgage banking operations, with gains or losses included in mortgage banking income. In connection with its mortgage banking activities, BB&T enters into loan commitments to fund residential mortgage loans at specified rates and for specified periods of time. To the extent that BB&T’s interest rate lock commitments relate to loans that will be held for sale upon funding, they are also accounted for as derivatives, with gains or losses included in mortgage banking income. Gains and losses on other derivatives used to manage economic risk are primarily associated with client derivative activity and are included in other income.

Credit risk resulting from derivatives arises when amounts receivable from a counterparty exceed those payable to the same counterparty, taking into account posted collateral. The risk of loss with respect to over-the-counter derivatives, eligible margin loans and repurchase-style transactions is addressed by subjecting counterparties to a credit review and approval process similar to the process for making loans or other extensions of credit and/or by requiring collateral.

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

Goodwill and Other Intangible Assets

Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business acquisitions. BB&T allocates goodwill to the reporting unit(s) that receives significant benefits from the acquisition. Goodwill is tested at least annually for impairment as of October 1st each year and more frequently if circumstances exist that indicate a possible reduction in the fair value of the business below its carrying value. BB&T measures impairment using the present value of estimated future cash flows. Discount rates are based upon the cost of capital specific to the industry in which the reporting unit operates. If the carrying value of the reporting unit exceeds its fair value, a second analysis is performed to measure the fair value of all assets and liabilities. If, based on the second analysis, it is determined that the fair value of the assets and liabilities of the reporting unit is less than the carrying value, BB&T would recognize impairment for the excess of carrying value over fair value.

CDI and other intangible assets include premiums paid for acquisitions of core deposits and other identifiable intangible assets. Intangible assets other than goodwill, which are determined to have finite lives, are amortized based upon the estimated economic benefits received.

MSRs

BB&T has two primary classes of MSRs for which it separately manages the economic risks: residential and commercial. Both classes of MSRs are recorded on the Consolidated Balance Sheets primarily at fair value with changes in fair value recorded as a component of mortgage banking income on the Consolidated Statements of Income. Various derivative instruments are used to mitigate the income statement effect of changes in fair value due to changes in valuation inputs and assumptions of the MSRs.

Equity-Based Compensation

BB&T maintains various equity-based compensation plans that provide for the granting of stock options (incentive and nonqualified), stock appreciation rights, restricted stock, RSUs, and PSUs to selected employees and directors. BB&T values share-based awards at the grant date fair value and recognizes the expense over the requisite service period taking into account retirement eligibility.

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

FDIC Loss Share Income, Net

Certain loans, securities and other assets were acquired from the FDIC in connection with the Colonial transaction and were previously subject to loss sharing agreements. During the third quarter of 2016, the loss share agreements were terminated. The accounting for the related assets was unaffected by the termination. The income statement effect of the changes in the FDIC loss share receivable/payable included the accretion due to discounting and changes in expected cash flows.

Segments

Segment results are presented based on internal management accounting policies that were designed to support BB&T’s strategic objectives. The Other, Treasury and Corporate segment includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure. During the fourth quarter of 2017, BB&T restructured its segments to reflect a change in the way management reviews performance and makes decisions. Prior periods have been revised to reflect the restructuring. Refer to "Note 19. Operating Segments" for additional disclosures.

Changes in Accounting Principles and Effects of New Accounting Pronouncements

Standard/ Adoption Date	Description	Effects on the Financial Statements
Standards Adopted During the Current Period
Stock Compensation Jan 1, 2017
Eliminated the concept of additional paid-in capital pools for equity-based awards and requires that the related excess tax benefits/deficiencies be recognized in earnings. Allows a one-time policy election to account for forfeitures when they occur. Permits tax withholding up to the maximum statutory tax rate to retain equity classification.
BB&T has elected the one-time policy to account for forfeitures when they occur. See "Note 11. Income Taxes" for additional information.
Reclassification of Certain Tax Effects Dec 31, 2017	Requires a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.	Deferred taxes within AOCI of $247 million were reclassified to retained earnings in 2017.
Standards Not Yet Adopted
Revenue from Contracts with Customers Jan 1, 2018
Requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.
Does not have a material impact. BB&T will adopt this guidance using the modified retrospective approach.
Derivatives and Hedging Jan 1, 2019
Expands the risk management activities that qualify for hedge accounting, and simplifies certain hedge documentation and assessment requirements. Eliminates the concept of separately recording hedge ineffectiveness, and expands disclosure requirements.
BB&T is currently evaluating the impact. BB&T may elect to adopt this guidance prior to January 1, 2019.
Leases Jan 1, 2019
Requires lessees to recognize assets and liabilities related to certain operating leases on the balance sheet, requires additional disclosures by lessees, and contains targeted changes to accounting by lessors.
BB&T expects assets and liabilities will likely be significantly higher. Implementation efforts are on-going, including implementation of software solutions.
Credit Losses Jan 1, 2020
Replaces the incurred loss impairment methodology with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit deteriorated loans will receive an allowance for expected credit losses. Any credit impairment on AFS debt securities for which the fair value is less than cost will be recorded through an allowance for expected credit losses.

BB&T expects that the ACL could be materially higher; however, the magnitude of the increase and its impact has not yet been quantified and depends on economic conditions at the time of adoption. The standard also requires expanded disclosures related to credit losses and asset quality.

NOTE 2. Securities

The amortized cost and fair value of the securities portfolio are presented in the following tables:

December 31, 2017	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in millions)		Gains	Losses
AFS securities:
U.S. Treasury	$2,368	$—	$77	$2,291
GSE	187	—	8	179
Agency MBS	20,683	8	590	20,101
States and political subdivisions	1,379	37	24	1,392
Non-agency MBS	384	192	—	576
Other	8	—	—	8
Total AFS securities	$25,009	$237	$699	$24,547

HTM securities:
U.S. Treasury	$1,098	$8	$—	$1,106
GSE	2,198	11	22	2,187
Agency MBS	19,660	33	222	19,471
States and political subdivisions	28	—	—	28
Other	43	2	—	45
Total HTM securities	$23,027	$54	$244	$22,837

December 31, 2016	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in millions)		Gains	Losses
AFS securities:
U.S. Treasury	$2,669	$2	$84	$2,587
GSE	190	—	10	180
Agency MBS	21,819	13	568	21,264
States and political subdivisions	2,198	56	49	2,205
Non-agency MBS	446	233	—	679
Other	11	—	—	11
Total AFS securities	$27,333	$304	$711	$26,926

HTM securities:
U.S. Treasury	$1,098	$20	$—	$1,118
GSE	2,197	14	30	2,181
Agency MBS	13,225	40	180	13,085
States and political subdivisions	110	—	—	110
Other	50	2	—	52
Total HTM securities	$16,680	$76	$210	$16,546

Certain investments in marketable debt securities and MBS issued by FNMA and FHLMC exceeded 10% of shareholders’ equity at December 31, 2017. The FNMA investments had total amortized cost and fair value of $14.7 billion and $14.4 billion, respectively. The FHLMC investments had total amortized cost and fair value of $10.2 billion and $10.0 billion, respectively.

The change in credit losses on securities with OTTI where a portion of the unrealized loss was recognized in OCI was immaterial for all periods presented.

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected life of MBS may differ from contractual maturities because borrowers have the right to prepay the underlying mortgage loans with or without prepayment penalties.

	AFS		HTM
December 31, 2017	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(Dollars in millions)
Due in one year or less	$336	$335	$—	$—
Due after one year through five years	498	496	2,237	2,242
Due after five years through ten years	2,419	2,341	1,111	1,103
Due after ten years	21,756	21,375	19,679	19,492
Total debt securities	$25,009	$24,547	$23,027	$22,837

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Dollars in millions)
AFS securities:
U.S. Treasury	$634	$4	$1,655	$73	$2,289	$77
GSE	9	—	170	8	179	8
Agency MBS	5,077	64	13,920	526	18,997	590
States and political subdivisions	201	1	355	23	556	24
Total	$5,921	$69	$16,100	$630	$22,021	$699

HTM securities:
GSE	$1,470	$12	$290	$10	$1,760	$22
Agency MBS	10,880	77	4,631	145	15,511	222
Total	$12,350	$89	$4,921	$155	$17,271	$244

	Less than 12 months		12 months or more		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Dollars in millions)
AFS securities:
U.S. Treasury	$2,014	$84	$—	$—	$2,014	$84
GSE	180	10	—	—	180	10
Agency MBS	14,842	342	5,138	226	19,980	568
States and political subdivisions	365	7	314	42	679	49
Total	$17,401	$443	$5,452	$268	$22,853	$711

HTM securities:
GSE	$1,762	$30	$—	$—	$1,762	$30
Agency MBS	7,717	178	305	2	8,022	180
Total	$9,479	$208	$305	$2	$9,784	$210

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

Cash flow modeling is used to evaluate non-agency MBS in an unrealized loss position for potential credit impairment. These models give consideration to long-term macroeconomic factors applied to current security default rates, prepayment rates and recovery rates and security-level performance. At December 31, 2017, there were no non-agency MBS with other than temporary credit impairment.

At December 31, 2017, the majority of the unrealized loss on municipal securities was the result of fair value hedge basis adjustments that are a component of amortized cost. Municipal securities in an unrealized loss position are evaluated for credit impairment through a qualitative analysis of issuer performance and the primary source of repayment. At December 31, 2017, the evaluation of municipal securities did not indicate any municipal securities with other than temporary credit impairment.

NOTE 3. Loans and ACL

During 2017, the categorization of certain loans was revised to better reflect the nature of the underlying loans. Prior period amounts were reclassified to conform to the current presentation.

During 2017, an indirect loan portfolio totaling $244 million was acquired. In addition, residential mortgage loans totaling $905 million were sold, which included $61 million of nonaccrual loans and $331 million of performing TDRs. During 2016, indirect lending portfolios totaling $2.9 billion were acquired.

The following tables summarize the delinquency status of loans HFI:

	Accruing
December 31, 2017	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonaccrual	Total
(Dollars in millions)
Commercial:
Commercial and industrial	$58,852	$41	$1	$259	$59,153
CRE	21,209	8	1	45	21,263
Lease financing	1,906	4	—	1	1,911
Retail:
Residential mortgage	27,659	472	465	129	28,725
Direct	11,756	65	6	64	11,891
Indirect	16,745	412	6	72	17,235
Revolving credit	2,837	23	12	—	2,872
PCI	567	27	57	—	651
Total	$141,531	$1,052	$548	$570	$143,701

	Accruing
December 31, 2016	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonaccrual	Total
(Dollars in millions)
Commercial:
Commercial and industrial	$57,326	$44	$—	$369	$57,739
CRE	19,699	8	—	57	19,764
Lease financing	1,669	4	—	4	1,677
Retail:
Residential mortgage	28,702	525	522	172	29,921
Direct	11,963	60	6	63	12,092
Indirect	18,110	377	6	71	18,564
Revolving credit	2,620	23	12	—	2,655
PCI	784	36	90	—	910
Total	$140,873	$1,077	$636	$736	$143,322

The following table presents the carrying amount of loans by risk rating. PCI loans are excluded because their related ALLL is determined by loan pool performance and revolving credit loans are excluded as the loans are charged-off and not reclassified to nonperforming.

	December 31, 2017			December 31, 2016
	Commercial & Industrial	CRE	Lease financing	Commercial & Industrial	CRE	Lease financing
(Dollars in millions)
Commercial:
Pass	$57,700	$20,862	$1,881	$55,881	$19,186	$1,641
Special mention	268	48	6	343	162	4
Substandard-performing	926	308	23	1,146	359	28
Nonperforming	259	45	1	369	57	4
Total	$59,153	$21,263	$1,911	$57,739	$19,764	$1,677

	Residential Mortgage	Direct	Indirect	Residential Mortgage	Direct	Indirect
Retail:
Performing	$28,596	$11,827	$17,163	$29,749	$12,029	$18,493
Nonperforming	129	64	72	172	63	71
Total	$28,725	$11,891	$17,235	$29,921	$12,092	$18,564

 The following tables present a summary of activity in the ACL:

Year Ended December 31, 2017	Beginning Balance	Charge-Offs	Recoveries	Provision (Benefit)	Other	Ending Balance
(Dollars in millions)
Commercial:
Commercial and industrial	$530	$(95)	$36	$51	$—	$522
CRE	145	(10)	16	9	—	160
Lease financing	7	(5)	2	5	—	9
Retail:
Residential mortgage	227	(47)	2	27	—	209
Direct	103	(61)	25	39	—	106
Indirect	327	(402)	60	363	—	348
Revolving credit	106	(76)	19	59	—	108
PCI	44	(1)	—	(15)	—	28
ALLL	1,489	(697)	160	538	—	1,490
RUFC	110	—	—	9	—	119
ACL	$1,599	$(697)	$160	$547	$—	$1,609

Year Ended December 31, 2016	Beginning Balance	Charge-Offs	Recoveries	Provision (Benefit)	Other	Ending Balance
(Dollars in millions)
Commercial:
Commercial and industrial	$488	$(143)	$44	$141	$—	$530
CRE	175	(9)	19	(40)	—	145
Lease financing	5	(6)	2	6	—	7
Retail:
Residential mortgage	217	(40)	3	47	—	227
Direct	105	(53)	26	25	—	103
Indirect	305	(366)	55	333	—	327
Revolving credit	104	(69)	20	51	—	106
PCI	61	(15)	—	(2)	—	44
ALLL	1,460	(701)	169	561	—	1,489
RUFC	90	—	—	11	9	110
ACL	$1,550	$(701)	$169	$572	$9	$1,599

Year Ended December 31, 2015	Beginning Balance	Charge-Offs	Recoveries	Provision (Benefit)	Other	Ending Balance
(Dollars in millions)
Commercial:
Commercial and industrial	$446	$(90)	$40	$92	$—	$488
CRE	212	(24)	18	(31)	—	175
Lease financing	4	—	—	1	—	5
Retail:
Residential mortgage	253	(46)	3	7	—	217
Direct	110	(54)	29	20	—	105
Indirect	275	(303)	42	291	—	305
Revolving credit	110	(70)	20	44	—	104
PCI	64	(1)	—	(2)	—	61
ALLL	1,474	(588)	152	422	—	1,460
RUFC	60	—	—	6	24	90
ACL	$1,534	$(588)	$152	$428	$24	$1,550

The following table provides a summary of loans that are collectively evaluated for impairment:

	December 31, 2017		December 31, 2016
(Dollars in millions)	Recorded Investment	Related ALLL	Recorded Investment	Related ALLL
Commercial:
Commercial and industrial	$58,804	$494	$57,265	$492
CRE	21,173	154	19,649	136
Lease financing	1,910	9	1,672	7
Retail:
Residential mortgage	27,914	143	28,954	144
Direct	11,815	98	12,011	93
Indirect	16,935	296	18,308	286
Revolving credit	2,842	97	2,626	95
PCI	651	28	910	44
Total	$142,044	$1,319	$141,395	$1,297

The following tables set forth certain information regarding impaired loans, excluding PCI and LHFS, that were individually evaluated for reserves:

As Of / For The Year Ended December 31, 2017	UPB	Recorded Investment		Related ALLL	Average Recorded Investment	Interest Income Recognized
(Dollars in millions)		Without an ALLL	With an ALLL
Commercial:
Commercial and industrial	$381	$136	$213	$28	$424	$6
CRE	91	26	64	6	109	3
Lease financing	1	—	1	—	3	—
Retail:
Residential mortgage	860	132	679	67	895	37
Direct	99	22	54	8	78	4
Indirect	308	6	294	52	269	41
Revolving credit	30	—	30	10	29	1
Total	$1,770	$322	$1,335	$171	$1,807	$92

As Of / For The Year Ended December 31, 2016	UPB	Recorded Investment		Related ALLL	Average Recorded Investment	Interest Income Recognized
(Dollars in millions)		Without an ALLL	With an ALLL
Commercial:
Commercial and industrial	$505	$204	$271	$38	$483	$6
CRE	121	35	80	9	114	3
Lease financing	4	1	3	—	4	—
Retail:
Residential mortgage	1,026	97	870	83	843	34
Direct	107	13	68	10	83	5
Indirect	265	5	251	41	227	33
Revolving credit	29	—	29	11	31	1
Total	$2,057	$355	$1,572	$192	$1,785	$82

The following table provides a summary of TDRs, all of which are considered impaired:

	December 31,
(Dollars in millions)	2017	2016
Performing TDRs:
Commercial:
Commercial and industrial	$50	$57
CRE	16	25
Lease financing	—	—
Retail:
Residential mortgage	605	769
Direct	62	67
Indirect	281	240
Revolving credit	29	29
Total performing TDRs	1,043	1,187
Nonperforming TDRs (also included in NPL disclosures)	189	184
Total TDRs	$1,232	$1,371
ALLL attributable to TDRs	$142	$146

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

	Year Ended December 31,
	2017			2016			2015
	Type of Modification		ALLL Impact	Type of Modification		ALLL Impact	Type of Modification		ALLL Impact
(Dollars in millions)	Rate	Structure		Rate	Structure		Rate	Structure
Newly Designated TDRs:
Commercial:
Commercial and industrial	$79	$101	$3	$105	$96	$3	$68	$31	$2
CRE	14	10	1	12	16	—	11	26	1
Retail:
Residential mortgage	357	46	25	431	53	28	230	34	16
Direct	10	3	—	14	1	—	12	2	4
Indirect	192	6	21	169	7	21	129	9	18
Revolving credit	19	—	4	17	—	4	16	—	4
Re-Modification of Previously Designated TDRs	176	44	—	79	46	—	88	34	—

The pre-default balance for modifications that experienced a payment default that had been classified as TDRs during the previous 12 months was $104 million, $73 million and $81 million for the twelve months ended December 31, 2017, 2016 and 2015, respectively. Payment default is defined as movement of the TDR to nonaccrual status, foreclosure or charge-off, whichever occurs first.

The following table presents additional information about BB&T’s loans and leases:

	December 31,
(Dollars in millions)	2017	2016
Unearned income, discounts and net deferred loan fees and costs, excluding PCI	$70	$265
Residential mortgage loans in process of foreclosure	288	366

NOTE 4. Premises and Equipment

A summary of premises and equipment is presented in the accompanying table:

	Estimated Useful Life			December 31,
(Dollars in millions)				2017	2016
Land and land improvements				$583	$611
Buildings and building improvements	40 years			1,660	1,628
Furniture and equipment	3	-	15	1,146	1,121
Leasehold improvements				733	791
Construction in progress				52	62
Capitalized leases on premises and equipment				58	66
Total				4,232	4,279
Accumulated depreciation and amortization				(2,177)	(2,172)
Net premises and equipment				$2,055	$2,107

The following table excludes assets related to the lease financing business:

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Rent expense applicable to operating leases	$249	$250	$223
Rental income from owned properties and subleases	12	8	7

	Year Ended December 31,
(Dollars in millions)	2018	2019	2020	2021	2022	Thereafter
Future minimum lease payments for operating leases	$255	$228	$199	$173	$147	$509

NOTE 5. Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill attributable to BB&T’s operating segments are reflected in the table below. During the fourth quarter of 2017, the operating segments were reorganized and goodwill was reallocated to the new segments based upon the relative fair value of the underlying reporting units, as applicable. Refer to "Note 19. Operating Segments" for additional information. There have been no goodwill impairments recorded to date.

(Dollars in millions)	Community Banking	Residential Mortgage Banking	Dealer Financial Services	Specialized Lending	Insurance Holdings	Financial Services	Total
Goodwill, January 1, 2015	$4,634	$326	$111	$88	$1,518	$192	$6,869
Acquired goodwill, net	1,501	43	—	155	16	11	1,726
American Coastal sale	—	—	—	—	(49)	—	(49)
Other adjustments	5	—	—	—	(3)	—	2
Goodwill, December 31, 2015	6,140	369	111	243	1,482	203	8,548
Acquired goodwill, net	753	39	—	2	270	9	1,073
Other adjustments	139	8	—	(132)	—	2	17
Goodwill, December 31, 2016	7,032	416	111	113	1,752	214	9,638
Other adjustments	(12)	6	—	(9)	(5)	—	(20)
Goodwill, prior to reorganization	$7,020	$422	$111	$104	$1,747	$214	$9,618

Goodwill, after reorganization			CB-Retail	CB-Commercial	FS&CF	IH&PF	Total
Goodwill, December 31, 2017			$3,724	$3,862	$259	$1,773	$9,618

During 2016, the purchase price allocation for Susquehanna was finalized. During 2017, the purchase price allocations for National Penn and Swett & Crawford were finalized. The related effects of these finalizations are included in other adjustments in the above table.

The following table, which excludes fully amortized intangibles, presents information for identifiable intangible assets:

		December 31, 2017			December 31, 2016
(Dollars in millions)	Wtd. Avg. Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
CDI	7.0 years	$605	$(409)	$196	$825	$(565)	$260
Other, primarily customer relationship intangibles	12.0	1,211	(696)	515	1,249	(655)	594
Total		$1,816	$(1,105)	$711	$2,074	$(1,220)	$854

 The estimated amortization expense for the next five years is presented as follows:

	Year Ended December 31,
(Dollars in millions)	2018	2019	2020	2021	2022
Estimated amortization expense of identifiable intangibles	$122	$104	$87	$74	$64

NOTE 6. Loan Servicing

Residential Mortgage Banking Activities

The following tables summarize residential mortgage banking activities. BB&T manages its own residential mortgage loans, including PCI loans.

	As Of / For The Year Ended December 31,
(Dollars in millions)	2017	2016	2015
UPB of residential mortgage and home equity loan servicing portfolio	$118,424	$121,639	$122,169
UPB of residential mortgage loans serviced for others, primarily agency conforming fixed rate	89,124	90,325	91,132
Mortgage loans sold with recourse	490	578	702
Maximum recourse exposure from mortgage loans sold with recourse liability	251	282	326
Indemnification, recourse and repurchase reserves	37	40	79
UPB of residential mortgage loans sold	12,423	15,675	14,764
Pre-tax gains recognized on mortgage loans sold and held for sale	153	139	148
Servicing fees recognized from mortgage loans serviced for others	261	268	273
Approximate weighted average servicing fee on the outstanding balance of residential mortgage loans serviced for others	0.28%	0.28%	0.29%
Weighted average interest rate on mortgage loans serviced for others	4.00	4.03	4.12

During 2016, BB&T paid $83 million to settle certain FHA loan origination and quality control matters pursuant to an agreement with the Department of Justice. In addition, the Company separately received recoveries of $71 million, resulting in a net benefit of $73 million, which was included in other expense on the Consolidated Statements of Income. During 2016, BB&T released $31 million of mortgage repurchase reserves, which was primarily driven by lower anticipated loan repurchase requests. These adjustments were included in loan-related expense on the Consolidated Statements of Income. Payments made to date for recourse exposure on residential mortgage loans sold with recourse liability have been immaterial.

The following table presents a roll forward of the carrying value of residential MSRs recorded at fair value:

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Carrying value, beginning of year	$915	$880	$844
Additions	123	146	156
Change in fair value due to changes in valuation inputs or assumptions:
Prepayment speeds	(42)	13	91
Weighted average OAS	46	10	(52)
Servicing costs	9	2	(25)
Realization of expected net servicing cash flows, passage of time and other	(137)	(136)	(134)
Carrying value, end of year	$914	$915	$880

Gains (losses) on derivative financial instruments used to mitigate the income statement effect of changes in fair value	$—	$32	$32

The sensitivity of the fair value of the residential MSRs to changes in key assumptions is included in the accompanying table:

	December 31, 2017			December 31, 2016
	Range		Weighted Average	Range		Weighted Average
(Dollars in millions)	Min	Max		Min	Max
Prepayment speed	7.1%	10.1%	9.1%	7.5%	8.4%	8.1%
Effect on fair value of a 10% increase			$(31)			$(28)
Effect on fair value of a 20% increase			(60)			(54)

OAS	8.4%	8.9%	8.5%	9.8%	10.2%	10.0%
Effect on fair value of a 10% increase			$(28)			$(33)
Effect on fair value of a 20% increase			(54)			(64)

Composition of loans serviced for others:
Fixed-rate residential mortgage loans			99.1%			99.1%
Adjustable-rate residential mortgage loans			0.9			0.9
Total			100.0%			100.0%

Weighted average life			6.4 years			7.0 years

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

Commercial Mortgage Banking Activities

CRE mortgage loans serviced for others are not included in loans and leases on the accompanying Consolidated Balance Sheets. The following table summarizes commercial mortgage banking activities for the periods presented:

	December 31,
(Dollars in millions)	2017	2016
UPB of CRE mortgages serviced for others	$28,441	$29,333
CRE mortgages serviced for others covered by recourse provisions	4,153	4,240
Maximum recourse exposure from CRE mortgages sold with recourse liability	1,218	1,272
Recorded reserves related to recourse exposure	5	7
Originated CRE mortgages during the year	6,753	7,145
Commercial MSRs at fair value	142	137

NOTE 7. Deposits

The composition of deposits is presented in the following table:

	December 31,
(Dollars in millions)	2017	2016
Noninterest-bearing deposits	$53,767	$50,697
Interest checking	27,677	30,263
Money market and savings	62,757	64,883
Time deposits	13,170	14,391
Total deposits	$157,371	$160,234

Time deposits greater than $250,000	$2,622	$2,179

NOTE 8. Long-Term Debt

The following table presents a summary of long-term debt:

	December 31, 2017							December 31, 2016
				Stated Rate		Effective Rate	Carrying	Carrying
(Dollars in millions)	Maturity			Min	Max		Amount	Amount
BB&T Corporation:
Fixed rate senior notes	2018	to	2024	2.05%	6.85%	2.89%	$8,562	$7,600
Floating rate senior notes	2018		2022	1.60	2.45	2.13	2,547	1,898
Fixed rate subordinated notes	2019		2022	3.95	5.25	1.98	933	1,338
Branch Bank:
Fixed rate senior notes	2018		2022	1.45	2.85	2.56	5,653	4,209
Floating rate senior notes	2019		2020	1.74	1.91	2.10	1,149	250
Fixed rate subordinated notes	2025		2026	3.63	3.80	3.58	2,119	2,138
Floating rate subordinated notes							—	262
FHLB advances (1)	2018		2034	—	5.50	1.49	2,480	4,118
Other long-term debt							205	152
Total long-term debt							$23,648	$21,965

(1)	FHLB advances had a weighted average maturity of 3.8 years at December 31, 2017.

The effective rates above reflect the impact of hedges and issuance costs. Subordinated notes with a remaining maturity of one year or greater qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.

During 2017, BB&T terminated FHLB advances totaling $2.9 billion of par value, which resulted in a pre-tax loss on early extinguishment of debt totaling $392 million. During 2015, BB&T terminated FHLB advances totaling $931 million, which resulted in a pre-tax loss on early extinguishment of debt totaling $172 million.

The following table presents future debt maturities:

	Year Ended December 31,					Thereafter
(Dollars in millions)	2018	2019	2020	2021	2022
Future debt maturities	$2,446	$4,837	$6,008	$3,256	$2,851	$4,161

NOTE 9. Shareholders' Equity

Preferred Stock

The following table presents a summary of the non-cumulative perpetual preferred stock as of December 31, 2017:

Preferred Stock Issue	Issuance Date	Earliest Redemption Date	Liquidation Amount	Carrying Amount	Dividend Rate
(Dollars in millions)
Series D	5/1/2012	5/1/2017	$575	$559	5.850%
Series E	7/31/2012	8/1/2017	1,150	1,120	5.625
Series F	10/31/2012	11/1/2017	450	437	5.200
Series G	5/1/2013	6/1/2018	500	487	5.200
Series H	3/9/2016	6/1/2021	465	450	5.625
Total			$3,140	$3,053

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

Equity-Based Compensation Plans

At December 31, 2017, options, restricted shares, RSUs, and PSUs were outstanding from equity-based compensation plans that have been approved by shareholders and plans assumed from acquired entities. Those plans are intended to assist the Company in recruiting and retaining employees, directors and independent contractors and to associate the interests of eligible participants with those of BB&T and its shareholders.

The majority of outstanding awards and awards available to be issued relate to plans that allow for accelerated vesting of awards for holders who retire and have met all retirement eligibility requirements or in connection with certain other events. Until vested, certain of these awards are subject to forfeiture under specified circumstances.

The following table provides a summary of the equity-based compensation plans:

	December 31, 2017
Shares available for future grants (in thousands)	19,408
Vesting period, minimum	1.0	years
Vesting period, maximum	5.0
Option term	10.0

The fair value of RSUs and PSUs is based on the common stock price on the grant date less the present value of expected dividends that will be foregone during the vesting period. Substantially all awards are granted in February of each year. Grants to non-executive employees primarily consist of RSUs.

A summary of selected data related to equity-based compensation costs follows:

	As of / For the Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Equity-based compensation expense	$132	$115	$106
Income tax benefit from equity-based compensation expense	34	43	40
Intrinsic value of options exercised, and RSUs and PSUs that vested during the year	261	159	170
Grant date fair value of equity-based awards that vested during the year	116	98	115
Unrecognized compensation cost related to equity-based awards	132	109	103
Weighted-average life over which compensation cost is expected to be recognized (years)	2.4	2.3	2.2

The following table presents the activity during 2017 related to awards of RSUs, PSUs and restricted shares:

(Shares/units in thousands)	Shares/Units	Wtd. Avg. Grant Date Fair Value
Nonvested at January 1, 2017	13,516	$29.39
Granted	3,924	42.88
Vested	(4,142)	27.75
Forfeited	(350)	33.29
Nonvested at December 31, 2017	12,948	33.90
Expected to vest at December 31, 2017	11,946	33.90

Share Repurchase Plan Activity

During 2017, the Company repurchased $1.6 billion of common stock, which represented 35.5 million shares, through a combination of open market and accelerated share repurchases. During 2016, the Company repurchased $320 million of common stock, which represented 8.4 million shares, through open market purchases. In addition, the Company commenced a $200 million accelerated share repurchase program, which resulted in the retirement of 3.4 million shares during the fourth quarter of 2016 and concluded in January 2017 with approximately 910,000 additional shares being retired. Repurchased shares revert to the status of authorized and unissued shares upon repurchase. At December 31, 2017, BB&T had remaining authorization to repurchase up to $640 million of common stock under the Board approved repurchase plan.

NOTE 10. AOCI

The following table summarizes activity in AOCI:

(Dollars in millions)	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	FDIC's Share of Unrealized (Gains) Losses on AFS Securities	Other, net	Total
AOCI balance, January 1, 2015	$(626)	$(54)	$152	$(207)	$(16)	$(751)
OCI before reclassifications, net of tax	(139)	(81)	(206)	19	(9)	(416)
Amounts reclassified from AOCI:
Before tax (1)	67	83	32	31	9	222
Tax effect	25	31	12	12	3	83
Amounts reclassified, net of tax	42	52	20	19	6	139
Total OCI, net of tax	(97)	(29)	(186)	38	(3)	(277)
AOCI balance, December 31, 2015	(723)	(83)	(34)	(169)	(19)	(1,028)
OCI before reclassifications, net of tax	(91)	(16)	(201)	148	1	(159)
Amounts reclassified from AOCI:
Before tax (1)	80	11	(39)	33	1	86
Tax effect	30	4	(15)	12	—	31
Amounts reclassified, net of tax	50	7	(24)	21	1	55
Total OCI, net of tax	(41)	(9)	(225)	169	2	(104)
AOCI balance, December 31, 2016	(764)	(92)	(259)	—	(17)	(1,132)
OCI before reclassifications, net of tax	(129)	7	(23)	—	5	(140)
Amounts reclassified from AOCI:
Before tax (1)	72	15	(7)	—	—	80
Tax effect	27	4	(3)	—	—	28
Amounts reclassified, net of tax	45	11	(4)	—	—	52
Total OCI, net of tax	(84)	18	(27)	—	5	(88)
Reclassification of certain tax effects	(156)	(18)	(70)	—	(3)	(247)
AOCI balance, December 31, 2017	$(1,004)	$(92)	$(356)	$—	$(15)	$(1,467)

(1)
Amounts related to unrecognized net pension and postretirement costs are included in personnel expense, amounts related to unrealized net gains (losses) on cash flow hedges are included in net interest income, amounts related to unrealized net gains (losses) on AFS securities are included in net interest income or securities gains/losses when realized, amounts related to FDIC's share of unrealized gains (losses) on AFS securities are included in FDIC loss share income, net and amounts related to other, net are primarily included in net interest income in the Consolidated Statements of Income.

NOTE 11. Income Taxes

The components of the income tax provision are as follows:

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Current expense:
Federal	$539	$959	$585
State	80	97	99
Total current expense	619	1,056	684
Deferred expense:
Federal	253	(14)	99
State	39	16	11
Total deferred expense	292	2	110
Provision for income taxes	$911	$1,058	$794

The reasons for the difference between the provision for income taxes and the amount computed by applying the statutory Federal income tax rate to income before income taxes were as follows:

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Federal income taxes at statutory rate of 35%	$1,164	$1,225	$1,021
Increase (decrease) in provision for income taxes as a result of:
State income taxes, net of federal tax benefit	77	73	72
Affordable housing projects proportional amortization	236	205	181
Affordable housing projects tax credits and other tax benefits	(319)	(279)	(249)
Tax exempt income	(139)	(151)	(129)
Federal tax reform impact	(43)	—	—
Excess tax benefits for equity-based compensation	(52)	—	—
Adjustments for uncertain tax positions	—	(6)	(107)
Other, net	(13)	(9)	5
Provision for income taxes	$911	$1,058	$794
Effective income tax rate	27.4%	30.2%	27.2%

The Tax Cuts and Jobs Act was signed into law December 22, 2017. The net tax benefit recognized as a result of the revaluation of deferred taxes and investment in affordable housing projects is presented as Federal tax reform impact in the above table.

The tax effects of temporary differences that gave rise to deferred tax assets and liabilities are reflected in the table below:

	December 31,
(Dollars in millions)	2017	2016
Deferred tax assets:
ALLL	$359	$564
Postretirement plans	311	451
Net unrealized loss on AFS securities	112	155
Equity-based compensation	66	124
Reserves and expense accruals	114	238
Partnerships	70	116
Other	160	317
Total deferred tax assets	1,192	1,965
Deferred tax liabilities:
Prepaid pension plan expense	436	558
MSRs	234	358
Lease financing	366	587
Loan fees and expenses	114	103
Identifiable intangible assets	163	224
Other	31	45
Total deferred tax liabilities	1,344	1,875
Net deferred tax asset (liability)	$(152)	$90

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

	As of/ For the Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Beginning balance of unrecognized tax benefits	$1	$426	$503
Additions based on tax positions related to current year	—	—	—
Additions (reductions) for tax positions of prior years	—	(5)	(76)
Settlements	—	(420)	(1)
Lapse of statute of limitations	—	—	(1)
Unrecognized deferred tax benefits from acquisitions	—	—	1
Ending balance of unrecognized tax benefits	$1	$1	$426

Unrecognized tax benefits that would have impacted effective rate if recognized
Federal	$—	$—	$422
State	1	1	3

During 2015, the U.S. Court of Appeals for the Federal Circuit overturned a portion of an earlier ruling pertaining to the disallowance of foreign tax credits and other deductions claimed by a subsidiary in connection with a financing transaction, which resulted in the recognition of a $107 million income tax benefit. During 2016, the U.S. Supreme Court declined to hear the case, which preserved the earlier ruling and effectively concluded this matter.

The Company had immaterial amounts accrued for tax-related interest and penalties at December 31, 2017 and 2016. The amount of net interest and penalties related to unrecognized tax benefits recognized in the Consolidated Statements of Income was immaterial for all periods presented. The IRS has completed its Federal income tax examinations of BB&T through 2013. Various years remain subject to examination by state taxing authorities.

NOTE 12. Benefit Plans

Defined Benefit Retirement Plans

BB&T provides defined benefit retirement plans qualified under the IRC that cover most employees. Benefits are based on years of service, age at retirement and the employee's compensation during the five highest consecutive years of earnings within the last ten years of employment.

In addition, supplemental retirement benefits are provided to certain key officers under supplemental defined benefit executive retirement plans, which are not qualified under the IRC. Although technically unfunded plans, Rabbi Trusts and insurance policies on the lives of certain of the covered employees are available to finance future benefits.

The following actuarial assumptions were used to determine net periodic pension costs for the qualified pension plans:

	December 31,
	2017	2016	2015
Weighted average assumed discount rate	4.43%	4.68%	4.27%
Weighted average expected long-term rate of return on plan assets	7.00	7.00	7.50
Assumed long-term rate of annual compensation increases	4.50	4.50	4.50

The weighted average expected long-term rate of return on plan assets represents the average rate of return expected to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, BB&T considers long-term compound annualized returns of historical market data for each asset category, as well as historical actual returns on the plan assets. Using this reference information, the Company develops forward-looking return expectations for each asset category and a weighted average expected long-term rate of return for the plan based on target asset allocations contained in BB&T's Investment Policy Statement. For 2018, the expected rate of return on plan assets is 7.0%.

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

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Net Periodic Pension Cost:
Service cost	$200	$186	$176
Interest cost	192	181	157
Estimated return on plan assets	(372)	(326)	(327)
Net amortization and other	75	80	67
Net periodic benefit cost	95	121	73
Pre-Tax Amounts Recognized in OCI:
Prior service credit (cost)	30	—	—
Net actuarial loss (gain)	137	138	230
Net amortization	(75)	(80)	(67)
Net amount recognized in OCI	92	58	163
Total net periodic pension costs (income) recognized in total comprehensive income, pre-tax	$187	$179	$236

The following actuarial assumptions were used to determine benefit obligations:

	December 31,
	2017	2016
Weighted average assumed discount rate	3.79%	4.43%
Assumed rate of annual compensation increases	4.50	4.50

Activity in the projected benefit obligation is presented in the following table:

	Qualified Plan		Nonqualified Plans
	Year Ended December 31,		Year Ended December 31,
(Dollars in millions)	2017	2016	2017	2016
Projected benefit obligation, beginning of year	$3,939	$3,473	$426	$392
Service cost	188	174	12	12
Interest cost	173	163	19	18
Actuarial (gain) loss	576	152	77	15
Benefits paid	(102)	(94)	(12)	(11)
Plan amendments	165	—	(135)	—
Acquisitions	—	71	—	—
Projected benefit obligation, end of year	$4,939	$3,939	$387	$426
Accumulated benefit obligation, end of year	$4,198	$3,403	$288	$363

Effective December 31, 2017, the qualified defined benefit plan was amended and a portion of the accrued benefits of participants in the nonqualified plan were shifted to the qualified plan. Affected associates continue to participate in the nonqualified plan for benefits earned in 2017 and later. In conjunction with this shift, a minimum benefit was established under the qualified plan.

Activity in plan assets is presented in the following table:

	Qualified Plan		Nonqualified Plans
	Year Ended December 31,		Year Ended December 31,
(Dollars in millions)	2017	2016	2017	2016
Fair value of plan assets, beginning of year	$5,044	$4,369	$—	$—
Actual return on plan assets	888	356	—	—
Employer contributions	479	360	13	11
Benefits paid	(102)	(94)	(13)	(11)
Acquisitions	—	53	—	—
Fair value of plan assets, end of year	$6,309	$5,044	$—	$—
Funded status at end of year	$1,370	$1,105	$(387)	$(426)

The following are the pre-tax amounts recognized in AOCI:

	Qualified Plan		Nonqualified Plans
	Year Ended December 31,		Year Ended December 31,
(Dollars in millions)	2017	2016	2017	2016
Prior service credit (cost)	$(165)	$—	$134	$(1)
Net actuarial loss	(1,092)	(1,095)	(198)	(135)
Net amount recognized	$(1,257)	$(1,095)	$(64)	$(136)

The following table presents the amount expected to be amortized from AOCI into net periodic pension cost during 2018:

(Dollars in millions)	Qualified Plan	Nonqualified Plans
Net actuarial loss	$(49)	$(22)
Prior service credit (cost)	(25)	$19
Net amount expected to be amortized in 2018	$(74)	$(3)

BB&T makes contributions to the qualified pension plan in amounts between the minimum required for funding and the maximum amount deductible for federal income tax purposes. BB&T made discretionary contributions of $144 million during the first quarter of 2018. Management may make additional contributions in 2018. For the nonqualified plans, the employer contributions are based on benefit payments.

The following table reflects the estimated benefit payments for the periods presented:

(Dollars in millions)	Qualified Plan	Nonqualified Plans
2018	$114	$15
2019	125	15
2020	137	16
2021	150	16
2022	164	17
2023-2027	1,042	101

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

BB&T periodically reviews its asset allocation and investment policy and makes changes to its target asset allocation. BB&T has established guidelines within each asset category to ensure the appropriate balance of risk and reward. For the year ended December 31, 2017, the target asset allocations for the plan assets included a range of 30% to 50% for U.S. equity securities, 11% to 18% for international equity securities, 35% to 53% for fixed income securities, and 0% to 14% for alternative investments, which include real estate, hedge funds and private equities. The plan may hold up to 10% of its assets in BB&T common stock.

The fair values of certain pension plan assets by asset category are reflected in the following table:

	December 31, 2017			December 31, 2016
(Dollars in millions)	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash and cash-equivalents	$67	$67	$—	$179	$179	$—
U.S. equity securities	2,503	1,333	1,170	1,892	1,018	874
International equity securities	1,130	195	935	839	165	674
Fixed income securities	2,452	10	2,442	1,914	10	1,904
Total	$6,152	$1,605	$4,547	$4,824	$1,372	$3,452

International equity securities include a common/commingled fund that consists of assets from several accounts, pooled together, to reduce management and administration costs. Investments measured at fair value using the net asset value per share or equivalent as a practical expedient are not required to be classified in the fair value hierarchy. The pension plan held alternative investments valued using net asset values totaling $105 million and $199 million at December 31, 2017 and 2016, respectively.

Defined Contribution Plans

BB&T offers a 401(k) Savings Plan and other defined contribution plans that permit employees to contribute from 1% to 50% of their cash compensation. For full-time employees who are 21 years of age or older with one year or more of service, BB&T makes matching contributions of up to 6% of the employee's compensation. BB&T's contribution expense for the 401(k) Savings Plan and nonqualified defined contribution plans totaled $133 million, $129 million and $114 million for the years ended December 31, 2017, 2016 and 2015, respectively. Certain employees of subsidiaries participate in the 401(k) Savings Plan with different matching formulas.

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

	December 31,
(Dollars in millions)	2017	2016
Letters of credit	$2,466	$2,786
Carrying amount of the liability for letters of credit	21	27
Investments in affordable housing projects:
Carrying amount	1,948	1,719
Amount of future funding commitments included in carrying amount	928	738
Lending exposure	561	495
Tax credits subject to recapture	471	413
Private equity investments	471	417
Future funding commitments to private equity investments	143	199

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

BB&T invests in certain affordable housing projects throughout its market area as a means of supporting local communities. BB&T receives tax credits related to these investments. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. BB&T typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. Tax credits are subject to recapture by taxing authorities based on compliance features required to be met at the project level. BB&T’s maximum potential exposure to losses relative to investments in VIEs is generally limited to the sum of the outstanding balance, future funding commitments and any related loans to the entity. Loans to these entities are underwritten in substantially the same manner as are other loans and are generally secured.

BB&T has investments in and future funding commitments to private equity and certain other equity method investments. The majority of these investments are private equity funds that are consolidated into BB&T's financial statements. The risk exposure relating to such commitments is generally limited to the amount of investments and future funding commitments made.

BB&T has sold certain mortgage-related loans that contain recourse provisions. These provisions generally require BB&T to reimburse the investor for a share of any loss that is incurred after the disposal of the property. BB&T also issues standard representations and warranties related to mortgage loan sales to GSEs. Refer to "Note 6. Loan Servicing" for additional disclosures related to these exposures.

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

Pledged Assets

Certain assets were pledged to secure municipal deposits, securities sold under agreements to repurchase, borrowings and borrowing capacity, subject to any applicable asset discount, at the FHLB and FRB as well as for other purposes as required or permitted by law. The following table provides the total carrying amount of pledged assets by asset type, of which the majority are pursuant to agreements that do not permit the other party to sell or repledge the collateral. Assets related to employee benefit plans are excluded from the following table.

	December 31,
(Dollars in millions)	2017	2016
Pledged securities	$14,636	$15,549
Pledged loans	74,718	75,015

NOTE 14. Regulatory Requirements and Other Restrictions

Branch Bank is required by the FRB to maintain reserve balances in the form of vault cash or deposits with the FRB based on specified percentages of certain deposit types, subject to various adjustments. At December 31, 2017, the net reserve requirement was met with vault cash.

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

BB&T is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated pursuant to regulatory directives. BB&T’s capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings and other factors. BB&T is in full compliance with these requirements. Banking regulations also identify five capital categories for IDIs: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2017 and 2016, BB&T and Branch Bank were classified as "well-capitalized," and management believes that no events or changes have occurred subsequent to year end that would change this designation.

Quantitative measures established by regulation to ensure capital adequacy require BB&T to maintain minimum ratios of CET1, Tier 1 and Total Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average tangible assets (leverage ratio).

Risk-based capital ratios, which include CET1, Tier 1 Capital and Total Capital, are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets.

	December 31, 2017				December 31, 2016
	Actual Capital		Capital Requirements		Actual Capital		Capital Requirements
(Dollars in millions)	Ratio	Amount	Minimum	Well-Capitalized	Ratio	Amount	Minimum	Well-Capitalized
CET1 Capital:
BB&T Corporation	10.2%	$18,051	$7,975	$11,519	10.2%	$18,050	$7,926	$11,449
Branch Bank	11.3	19,480	7,752	11,197	11.5	19,839	7,730	11,166
Tier 1 Capital:
BB&T Corporation	11.9	21,102	10,633	14,177	12.0	21,102	10,568	14,091
Branch Bank	11.3	19,480	10,336	13,781	11.5	19,839	10,307	13,743
Total Capital:
BB&T Corporation	13.9	24,653	14,177	17,722	14.1	24,872	14,091	17,614
Branch Bank	13.3	22,915	13,781	17,226	13.6	23,289	13,743	17,179
Leverage Capital:
BB&T Corporation	9.9	21,102	8,567	10,708	10.0	21,102	8,460	10,576
Branch Bank	9.4	19,480	8,315	10,394	9.6	19,839	8,249	10,311

As an approved seller/servicer, Branch Bank is required to maintain minimum levels of capital, as specified by various agencies, including the U.S. Department of Housing and Urban Development, GNMA, FHLMC and FNMA. At December 31, 2017 and 2016, Branch Bank’s capital was above all required levels.

NOTE 15. Parent Company Financial Statements

Parent Company - Condensed Balance Sheets	December 31,
(Dollars in millions)	2017	2016
Assets:
Cash and due from banks	$13	$21
Interest-bearing deposits with banks	6,365	7,094
AFS securities at fair value	133	134
HTM securities at amortized cost	1	1
Advances to / receivables from subsidiaries:
Banking	2,454	850
Nonbank	3,664	2,981
Total advances to / receivables from subsidiaries	6,118	3,831
Investment in subsidiaries:
Banking	27,846	28,444
Nonbank	1,373	1,279
Total investment in subsidiaries	29,219	29,723
Other assets	66	131
Total assets	$41,915	$40,935

Liabilities and Shareholders' Equity:
Short-term borrowings	$7	$46
Long-term debt	12,042	10,836
Accounts payable and other liabilities	171	127
Total liabilities	12,220	11,009
Total shareholders' equity	29,695	29,926
Total liabilities and shareholders' equity	$41,915	$40,935

Parent Company - Condensed Income and Comprehensive Income Statements	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Income:
Dividends from subsidiaries:
Banking	$1,950	$1,350	$1,600
Nonbank	40	6	411
Total dividends from subsidiaries	1,990	1,356	2,011
Interest and other income from subsidiaries	112	73	64
Other income	2	3	3
Total income	2,104	1,432	2,078
Expenses:
Interest expense	227	160	165
Other expenses	83	56	103
Total expenses	310	216	268
Income before income taxes and equity in undistributed earnings of subsidiaries	1,794	1,216	1,810
Income tax benefit	63	38	40
Income before equity in undistributed earnings of subsidiaries	1,857	1,254	1,850
Equity in undistributed earnings of subsidiaries in excess of dividends from subsidiaries	558	1,188	273
Net income	2,415	2,442	2,123
Total OCI	(88)	(104)	(277)
Total comprehensive income	$2,327	$2,338	$1,846

Parent Company - Statements of Cash Flows	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Cash Flows From Operating Activities:
Net income	$2,415	$2,442	$2,123
Adjustments to reconcile net income to net cash from operating activities:
Equity in earnings of subsidiaries in excess of dividends from subsidiaries	(558)	(1,188)	(273)
Other, net	—	(14)	35
Net cash from operating activities	1,857	1,240	1,885
Cash Flows From Investing Activities:
Proceeds from maturities, calls and paydowns of AFS securities	29	27	49
Purchases of AFS securities	(29)	(31)	(21)
Proceeds from maturities, calls and paydowns of HTM securities	—	2	27
Investment in subsidiaries	1,100	(85)	17
Advances to subsidiaries	(6,958)	(7,719)	(7,461)
Proceeds from repayment of advances to subsidiaries	4,671	6,975	6,831
Net cash from acquisitions and divestitures	—	(254)	(595)
Other, net	1	—	—
Net cash from investing activities	(1,186)	(1,085)	(1,153)
Cash Flows From Financing Activities:
Net change in short-term borrowings	(39)	(60)	30
Net change in long-term debt	1,319	465	(92)
Repurchase of common stock	(1,613)	(520)	—
Net cash from common stock transactions in connection with equity awards	108	218	68
Net proceeds from preferred stock issued	—	450	—
Cash dividends paid on common and preferred stock	(1,179)	(1,092)	(937)
Other, net	(4)	7	—
Net cash from financing activities	(1,408)	(532)	(931)
Net Change in Cash and Cash Equivalents	(737)	(377)	(199)
Cash and Cash Equivalents at Beginning of Period	7,115	7,492	7,691
Cash and Cash Equivalents at End of Period	$6,378	$7,115	$7,492

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

NOTE 16. Fair Value Disclosures

Accounting standards define fair value as the exchange price that would be received on the measurement date to sell an asset or the price paid to transfer a liability in the principal or most advantageous market available to the entity in an orderly transaction between market participants, with a three level valuation input hierarchy.

The following tables present fair value information for assets and liabilities measured at fair value on a recurring basis:

December 31, 2017
(Dollars in millions)	Total	Level 1	Level 2	Level 3
Assets:
Trading securities	$633	$363	$270	$—
AFS securities:
U.S. Treasury	2,291	—	2,291	—
GSE	179	—	179	—
Agency MBS	20,101	—	20,101	—
States and political subdivisions	1,392	—	1,392	—
Non-agency MBS	576	—	144	432
Other	8	6	2	—
Total AFS securities	24,547	6	24,109	432
LHFS	1,099	—	1,099	—
MSRs	1,056	—	—	1,056
Derivative assets:
Interest rate contracts	440	—	434	6
Foreign exchange contracts	3	—	3	—
Total derivative assets	443	—	437	6
Private equity investments	404	—	—	404
Total assets	$28,182	$369	$25,915	$1,898
Liabilities:
Derivative liabilities:
Interest rate contracts	$708	$—	$705	$3
Foreign exchange contracts	6	—	6	—
Total derivative liabilities	714	—	711	3
Securities sold short	120	—	120	—
Total liabilities	$834	$—	$831	$3

December 31, 2016
(Dollars in millions)	Total	Level 1	Level 2	Level 3
Assets:
Trading securities	$748	$324	$424	$—
AFS securities:
U.S. Treasury	2,587	—	2,587	—
GSE	180	—	180	—
Agency MBS	21,264	—	21,264	—
States and political subdivisions	2,205	—	2,205	—
Non-agency MBS	679	—	172	507
Other	11	8	3	—
Total AFS securities	26,926	8	26,411	507
LHFS	1,716	—	1,716	—
MSRs	1,052	—	—	1,052
Derivative assets:
Interest rate contracts	814	—	807	7
Foreign exchange contracts	8	—	8	—
Total derivative assets	822	—	815	7
Private equity investments	362	—	—	362
Total assets	$31,626	$332	$29,366	$1,928
Liabilities:
Derivative liabilities:
Interest rate contracts	$998	$—	$978	$20
Foreign exchange contracts	5	—	5	—
Total derivative liabilities	1,003	—	983	20
Securities sold short	137	—	137	—
Total liabilities	$1,140	$—	$1,120	$20

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

The following table summarizes activity for Level 3 assets and liabilities:

	Non-agency MBS	MSRs	Net Derivatives	Private Equity Investments
(Dollars in millions)
Balance at January 1, 2015	$745	$844	$17	$329
Total realized and unrealized gains (losses):
Included in earnings (1)	23	10	81	49
Included in unrealized holding gains (losses) in OCI	(45)	—	—	—
Purchases	—	—	1	81
Issuances	—	156	74	—
Sales	—	—	—	(132)
Settlements	(97)	(130)	(169)	(38)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at December 31, 2015	626	880	4	289
Total realized and unrealized gains (losses):
Included in earnings (1)	25	63	97	20
Included in unrealized net holding gains (losses) in OCI	(45)	—	—	—
Purchases	—	—	—	106
Issuances	—	146	82	—
Sales	—	—	—	(4)
Settlements	(99)	(160)	(196)	(49)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Adoption of fair value option for commercial MSRs	—	123	—	—
Balance at December 31, 2016	507	1,052	(13)	362
Total realized and unrealized gains (losses):
Included in earnings (1)	36	48	38	58
Included in unrealized net holding gains (losses) in OCI	(40)	—	—	—
Purchases	—	—	—	142
Issuances	—	124	43	—
Sales	—	—	—	(119)
Settlements	(71)	(168)	(65)	(26)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	(13)
Balance at December 31, 2017	$432	$1,056	$3	$404

Change in unrealized gains (losses) included in earnings for the year attributable to assets and liabilities still held at December 31, 2017	$35	$48	$3	$12

(1)
Amounts related to non-agency MBS are included in interest income, amounts related to MSRs and net derivatives are primarily included in mortgage banking income and amounts related to private equity investments are included in other income in the Consolidated Statements of Income.

BB&T’s policy is to recognize transfers between levels as of the end of a reporting period. Transfers in and out of Level 3 are shown in the preceding tables. There were no transfers between Level 1 and Level 2 during 2017, 2016 or 2015.

The non-agency MBS categorized as Level 3 represent ownership interest in various tranches of Re-REMIC trusts. These securities are valued at a discount, which is unobservable in the market, to the fair value of the underlying securities owned by the trusts. The Re-REMIC tranches do not have an active market and therefore are categorized as Level 3. At December 31, 2017, the fair value of the Re-REMIC non-agency MBS represented a discount of 21.1% to the fair value of the underlying securities owned by the Re-REMIC trusts.

The majority of private equity investments are in SBIC qualified funds, which primarily focus on equity and subordinated debt investments in privately-held middle market companies. The majority of these VIE investments are not redeemable and distributions are received as the underlying assets of the funds liquidate. The timing of distributions, which are expected to occur on various dates on an approximately ratable basis through 2026, is uncertain and dependent on various events such as recapitalizations, refinance transactions and ownership changes, among others. As of December 31, 2017, restrictions on the ability to sell the investments include, but are not limited to, consent of a majority member or general partner approval for transfer of ownership. BB&T’s investments are spread over numerous privately-held middle market companies, and thus the sensitivity to a change in fair value for any single investment is limited. The significant unobservable inputs for these investments are EBITDA multiples that ranged from 5x to 14x, with a weighted average of 9x, at December 31, 2017.

The following table details the fair value and UPB of LHFS that were elected to be carried at fair value:

	December 31, 2017			December 31, 2016
(Dollars in millions)	Fair Value	Aggregate UPB	Difference	Fair Value	Aggregate UPB	Difference
LHFS reported at fair value	$1,099	$1,084	$15	$1,716	$1,736	$(20)

Excluding government guaranteed, LHFS that were in nonaccrual status or 90 days or more past due and still accruing interest were not material at December 31, 2017.

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

	As Of / For the Year Ended
	December 31, 2017		December 31, 2016
(Dollars in millions)	Carrying Value	Valuation Adjustments	Carrying Value	Valuation Adjustments
Impaired loans	$163	$(22)	$278	$(89)
Foreclosed real estate	32	(255)	50	(221)

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

Financial assets and liabilities not recorded at fair value are summarized below:

December 31, 2017	Carrying Amount	Total Fair Value	Level 2	Level 3
(Dollars in millions)
Financial assets:
HTM securities	$23,027	$22,837	$22,837	$—
Loans and leases HFI, net of ALLL	142,211	141,664	—	141,664
Financial liabilities:
Deposits	157,371	157,466	157,466	—
Long-term debt	23,648	23,885	23,885	—

December 31, 2016	Carrying Amount	Total Fair Value	Level 2	Level 3
(Dollars in millions)
Financial assets:
HTM securities	$16,680	$16,546	$16,546	$—
Loans and leases HFI, net of ALLL	141,833	142,044	—	142,044
Financial liabilities:
Deposits	160,234	160,403	160,403	—
Long-term debt	21,965	22,423	22,423	—

The following is a summary of selected information pertaining to off-balance sheet financial instruments:

	December 31, 2017		December 31, 2016
(Dollars in millions)	Notional/Contract Amount	Fair Value	Notional/Contract Amount	Fair Value
Commitments to extend, originate or purchase credit	$67,860	$259	$64,395	$250
Residential mortgage loans sold with recourse	490	5	578	7
Other loans sold with recourse	4,153	5	4,240	7
Letters of credit	2,466	21	2,786	27

NOTE 17. Derivative Financial Instruments

The following table presents the notional amount and estimated fair value of derivative instruments:

		December 31, 2017			December 31, 2016
		Notional Amount	Fair Value		Notional Amount	Fair Value
(Dollars in millions)	Hedged Item or Transaction		Gain	Loss		Gain	Loss
Cash flow hedges:
Interest rate contracts:
Pay fixed swaps	3 mo. LIBOR funding	$6,500	$—	$(126)	$7,050	$—	$(187)
Fair value hedges:
Interest rate contracts:
Receive fixed swaps	Long-term debt	15,538	118	(166)	12,099	202	(100)
Options	Long-term debt	6,087	—	(1)	2,790	—	(1)
Pay fixed swaps	Commercial loans	416	5	(1)	346	4	(2)
Pay fixed swaps	Municipal securities	231	—	(76)	231	—	(83)
Total		22,272	123	(244)	15,466	206	(186)
Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Receive fixed swaps		10,880	141	(61)	9,989	235	(44)
Pay fixed swaps		10,962	59	(155)	10,263	43	(252)
Other swaps		936	2	(2)	1,086	2	(5)
Other		722	2	(2)	709	2	(2)
Forward commitments		3,549	3	(2)	5,972	29	(28)
Foreign exchange contracts		470	3	(6)	669	8	(5)
Total		27,519	210	(228)	28,688	319	(336)
Mortgage banking:
Interest rate contracts:
Interest rate lock commitments		1,308	7	(3)	2,219	7	(20)
When issued securities, forward rate agreements and forward commitments		3,124	4	(3)	6,683	51	(14)
Other		182	1	—	449	2	(1)
Total		4,614	12	(6)	9,351	60	(35)
MSRs:
Interest rate contracts:
Receive fixed swaps		4,498	15	(86)	5,034	18	(236)
Pay fixed swaps		3,418	32	(13)	3,768	56	(7)
Options		4,535	50	(11)	5,710	160	(8)
When issued securities, forward rate agreements and forward commitments		1,813	1	—	3,210	3	(8)
Other		3	—	—	—	—	—
Total		14,267	98	(110)	17,722	237	(259)
Total derivatives not designated as hedges		46,400	320	(344)	55,761	616	(630)
Total derivatives		$75,172	443	(714)	$78,277	822	(1,003)
Gross amounts not offset in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements not offset due to policy election			(297)	297		(443)	443
Cash collateral (received) posted			(20)	344		(119)	450
Net amount			$126	$(73)		$260	$(110)

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

No portion of the change in fair value of derivatives designated as hedges has been excluded from effectiveness testing. The ineffective portion was immaterial for all periods presented. The following table presents the effect of hedging derivative instruments on the consolidated statements of income:

	Effective Portion
Year Ended December 31	Pre-tax Gain (Loss) Recognized in OCI			Location of Amounts Reclassified from AOCI into Income	Pre-tax Gain (Loss) Reclassified from AOCI into Income
(Dollars in millions)	2017	2016	2015		2017	2016	2015
Cash Flow Hedges:
Interest rate contracts	$10	$(24)	$(130)	Total interest expense	$(15)	$(11)	$(83)

				Location of Amounts Recognized in Income	Pre-tax Gain (Loss) Recognized in Income
					2017	2016	2015
					(Dollars in millions)
Fair Value Hedges:
Interest rate contracts				Total interest income	$(19)	$(18)	$(20)
Interest rate contracts				Total interest expense	148	226	279
Total					$129	$208	$259
Not Designated as Hedges:
Client-related and other risk management:
Interest rate contracts				Other income	$50	$52	$27
Foreign exchange contracts				Other income	1	11	21
Mortgage Banking:
Interest rate contracts				Mortgage banking income	(12)	8	7
MSRs:
Interest rate contracts				Mortgage banking income	—	31	32
Total					$39	$102	$87

The following table provides a summary of derivative strategies and the related accounting treatment:

	Cash Flow Hedges	Fair Value Hedges	Derivatives Not Designated as Hedges
Risk exposure	Variability in cash flows of interest payments on floating rate business loans, overnight funding and various LIBOR funding instruments.	Losses in value on fixed rate long-term debt, CDs, FHLB advances, loans and state and political subdivision securities due to changes in interest rates.
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
If hedged item remains outstanding, cash flows from terminations are reported in the same category as the cash flows from the hedged item and effective changes in value are reflected as part of the carrying value of the financial instrument and amortized to earnings over its estimated remaining life.
Not applicable
Treatment if transaction is no longer probable of occurring during forecast period or within a short period thereafter	Hedge accounting is ceased and any gain or loss in AOCI is reported in earnings immediately.	Not applicable	Not applicable

The following table presents information about BB&T's cash flow and fair value hedges:

	December 31,
(Dollars in millions)	2017		2016
Cash flow hedges:
Net unrecognized after-tax loss on active hedges recorded in AOCI	$(96)		$(118)
Net unrecognized after-tax gain on terminated hedges recorded in AOCI (to be recognized in earnings through 2022)	3		26
Estimated portion of net after-tax loss on active and terminated hedges to be reclassified from AOCI into earnings during the next 12 months	(25)		(4)
Maximum time period over which BB&T has hedged a portion of the variability in future cash flows for forecasted transactions excluding those transactions relating to the payment of variable interest on existing instruments	5	yrs	6	yrs
Fair value hedges:
Unrecognized pre-tax net gain on terminated hedges (to be recognized as interest primarily through 2019)	$129		$169
Portion of pre-tax net gain on terminated hedges to be recognized as a change in interest during the next 12 months	49		56

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

	December 31,
(Dollars in millions)	2017	2016
Dealer Counterparties:
Cash collateral received from dealer counterparties	$21	$123
Derivatives in a net gain position secured by collateral received	22	123
Unsecured positions in a net gain with dealer counterparties after collateral postings	2	4
Cash collateral posted to dealer counterparties	172	138
Derivatives in a net loss position secured by collateral posted	171	144
Additional collateral that would have been posted had BB&T's credit ratings dropped below investment grade	—	8
Central Clearing Parties:
Cash collateral, including initial margin, posted to central clearing parties	177	313
Derivatives in a net loss position secured by that collateral	176	318
Securities pledged to central clearing parties	91	119

NOTE 18. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

	Year Ended December 31,
(Dollars in millions, except per share data, shares in thousands)	2017	2016	2015
Net income available to common shareholders	$2,220	$2,259	$1,936

Weighted average number of common shares	799,217	804,680	748,010
Effect of dilutive outstanding equity-based awards	11,760	10,236	9,755
Weighted average number of diluted common shares	810,977	814,916	757,765

Basic EPS	$2.78	$2.81	$2.59
Diluted EPS	$2.74	$2.77	$2.56

Anti-dilutive awards	210	5,609	8,620

NOTE 19. Operating Segments

BB&T previously reported its results of operations through the following business segments: Community Banking, Residential Mortgage Banking, Dealer Financial Services, Specialized Lending, Insurance Holdings and Financial Services, with the remaining operations recorded in OT&C. In the fourth quarter of 2017, BB&T revised its management structure and changed its basis of presentation into four new business segments: CB-Retail, CB-Commercial, IH&PF and FS&CF, with the remaining operations recorded in OT&C.

The new business segment structure aligns with how BB&T’s management reviews performance and makes decisions by client, segment and business unit. The CB-Retail segment brings together the existing Community Banking retail services and operations with the BUs and subsidiaries that primarily serve retail clients, including the former Residential Mortgage Banking, and portions of both Dealer Financial Services and Specialized Lending segments. The services and operations that support large, medium and small business clients from the prior Community Banking and Dealer Financial Services are included in the CB-Commercial segment. The FS&CF segment combines the previous Financial Services operations with the Equipment Finance, Governmental Finance and Grandbridge businesses from the former Specialized Lending segment as those businesses are national in scope consistent with the Capital Markets Corporate Banking Division. The IH&PF received the Prime Rate Premium Finance Corporation from the former Specialized Lending segment as it finances insurance premiums. Prior periods have been revised to reflect the restructuring. The segments require unique technology and marketing strategies and offer different products and services through a number of distinctly branded BUs. In addition, there is an OT&C segment. While BB&T is managed as an integrated organization, individual executive managers are held accountable for the operations of these business segments.

Also during 2017, a change was made in the method for allocation of capital to the operating segments impacting both the allocated balances and funding credit, resulting primarily in an increase to net interest income in the CB-Retail segment, offset by the OT&C segment. Results for prior periods have been revised to reflect the changes in allocation methodology, which are not considered significant to other segments.

BB&T emphasizes revenue growth by focusing on client service, sales effectiveness and relationship management along with an organizational focus on referring clients between BUs. The business objective is to provide BB&T’s entire suite of products to our clients with the end goal of providing our clients the best financial experience in the marketplace. The segment results are presented based on internal management accounting methodologies that were designed to support these strategic objectives. Unlike financial accounting, there is no comprehensive authoritative body of guidance for management accounting equivalent to GAAP. The performance of the segments is not comparable with BB&T’s consolidated results or with similar information presented by any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities.

The management accounting process uses various estimates and allocation methodologies to measure the performance of the operating segments. To determine financial performance for each segment, BB&T allocates capital, funding charges and credits, provisions for credit losses, certain noninterest expenses and income tax provisions to each segment, as applicable. To promote revenue growth, certain revenues are reflected in noninterest income in the individual segment results and also allocated to CB-Retail, CB-Commercial and FS&CF. These allocated revenues are reflected as net referral fees in non-interest income and eliminated in OT&C. Additionally, certain client groups of CB-Retail and CB-Commercial have also been identified as clients of other BUs within the business segments. Periodically, existing clients within the CB-Retail segment may be identified and assigned as Wealth Division clients, at which time, these clients’ loan and deposit balances are reported in the FS&CF segment. The net interest income and related net FTP associated with these customers’ loans and deposits are accounted for in CB-Retail in the respective line categories of net interest income (expense) and net intersegment interest income (expense). For the Wealth Division, NIM and net intersegment interest income have been combined in the net intersegment interest income (expense) line with an appropriate offsetting amount to the OT&C line item to ensure consolidated totals reflect the Company’s total NIM for loans and deposits. Allocation methodologies are subject to periodic adjustment as the internal management accounting system is revised and business or product lines within the segments change.

BB&T utilizes an FTP system to eliminate the effect of interest rate risk from the segments’ net interest income because such risk is centrally managed within the Treasury function. The FTP system credits or charges the segments with the economic value or cost of the funds the segments create or use. The net FTP credit or charge, which includes intercompany interest income and expense, is reflected as net intersegment interest income (expense) in the accompanying tables.

The provision for credit losses is also allocated to the relevant segments based on management’s assessment of the segments’ credit risks. The allocated provision is designed to achieve a high degree of correlation between the loan loss experience and the GAAP basis provision at the segment level, while at the same time providing management with a measure of operating performance that gives appropriate consideration to the risks inherent in each of the Company’s operating segments. Any over or under allocated provision for credit losses is reflected in OT&C to arrive at consolidated results.

BB&T allocates expenses to the reportable segments based on various methodologies, including volume and amount of loans and deposits and the number of full-time equivalent employees. Allocation systems are refined from time to time along with further identification of certain cost pools. These cost pools and refinements are implemented to provide for improved managerial reporting of cost to the appropriate business segments. A portion of corporate overhead expense is not allocated, but is retained in OT&C in the accompanying tables. The majority of depreciation expense is recorded in support units and allocated to the segments as part of allocated corporate expense. Income taxes are allocated to the various segments based on taxable income and statutory rates applicable to the segment.

Community Banking Retail and Consumer Finance

CB-Retail serves retail clients by offering a variety of loan and deposit products, payment services, bankcard products and other financial services by connecting clients to a wide range of financial products and services.

CB-Retail includes Residential Mortgage Banking, which retains and services mortgage loans originated by BB&T as well as those purchased from various correspondent originators. Mortgage loan products include fixed and adjustable rate government and conventional loans used for the purpose of constructing, purchasing or refinancing residential properties. Substantially all of the properties are owner occupied. BB&T generally retains the servicing rights to loans sold. Residential Mortgage Banking earns interest on loans held in the warehouse and portfolio, earns fee income from the origination and servicing of mortgage loans and recognizes gains or losses from the sale of mortgage loans. Residential Mortgage Banking also includes Mortgage Warehouse Lending, which provides short-term lending solutions to finance first-lien residential mortgage LHFS by independent mortgage companies.

CB-Retail also includes Dealer Retail Services which originates loans to consumers on a prime and nonprime basis for the purchase of automobiles. Such loans are originated on an indirect basis through approved franchised and independent automobile dealers throughout the BB&T market area and nationally through Regional Acceptance Corporation. Additionally, CB-Retail originates loans for the purchase of boats and recreational vehicles originated through dealers in BB&T’s market area.

CB-Retail includes Sheffield Financial which is a BU that provides specialty finance products to consumers; as well as BB&T Commercial Equipment Capital, which is an operating subsidiary that provides mid-market equipment leasing primarily within BB&T’s banking footprint.

CB-Retail is primarily responsible for serving individual client relationships and, therefore, is credited with certain revenue from IH&PF and FS&CF, which is reflected in noninterest income.

Community Banking Commercial

CB-Commercial serves large, medium and small business clients by offering a variety of loan and deposit products and connecting the client with the combined organization’s broad array of financial services. CB-Commercial includes commercial real estate lending, commercial and industrial lending, corporate banking, asset based-lending, dealer inventory financing, tax exempt financing, cash management and treasury services, and commercial deposit products.

CB-Commercial is primarily responsible for serving commercial client relationships and, therefore, is credited with certain revenue from CB-Retail, IH&PF and FS&CF, which is reflected in noninterest income.

Financial Services and Commercial Finance

FS&CF provides personal trust administration, estate planning, investment counseling, wealth management, asset management, corporate retirement services, capital markets and corporate banking services, corporate trust services and specialty finance products to businesses.

FS&CF includes BB&T Securities, a full-service brokerage and investment banking firm that provides services in retail brokerage, equity and debt underwriting and investment advice and facilitates the origination, trading and distribution of fixed-income securities and equity products in both the public and private capital markets. BB&T Securities also has a public finance department that provides investment banking services, financial advisory services and municipal bond financing to a variety of regional taxable and tax-exempt issuers. FS&CF also offers clients investment alternatives, including discount brokerage services, equities, fixed-rate and variable-rate annuities, mutual funds and governmental and municipal bonds.

FS&CF also includes specialty finance offered through two operating subsidiaries and a BU. Operating subsidiaries include Grandbridge, a full-service commercial mortgage banking lender providing loans on a national basis, and BB&T Equipment Finance, which provides equipment leasing for large and middle market clients. The BU is Governmental Finance which provides tax-exempt financing to meet the capital project needs of local governments. Branch Bank clients as well as nonbank clients within and outside BB&T’s primary geographic market area are served by these subsidiaries and the BU.

In addition, FS&CF includes the Capital Markets Corporate Banking Division that originates and services large corporate relationships, syndicated lending relationships and client derivatives.

CB-Retail and CB-Commercial receive an interoffice credit for referrals to FS&CF, with the corresponding charge retained as part of OT&C in the accompanying tables. Also captured within the net intersegment interest income for FS&CF is the NIM for the loans and deposits associated with client relationships assigned to the Wealth Division that are housed in CB-Retail.

Insurance Holdings and Premium Finance

BB&T's insurance agency / brokerage network is the fifth largest in the world. IH&PF provides property and casualty, employee benefits and life insurance to businesses and individuals. It also provides small business and corporate services, such as workers compensation and professional liability, as well as surety coverage and title insurance.

IH&PF also includes Prime Rate Premium Finance Corporation, which includes AFCO and CAFO, insurance premium finance subsidiaries that provide funding to businesses in the United States and Canada.

CB-Retail, CB-Commercial and FS&CF segments receive credit for insurance commissions and referrals to IH&PF with the corresponding charge retained as part of OT&C in the accompanying tables.

Other, Treasury & Corporate

OT&C is the combination of the Other segment that represents operating entities that do not meet the quantitative or qualitative thresholds for disclosure; BB&T’s Treasury function, which is responsible for the management of the securities portfolios, overall balance sheet funding and liquidity, and overall management of interest rate risk; the corporate support functions that have not been allocated to the business segments; certain merger-related charges or credits that are incurred as part of the acquisition and conversion of acquired entities; certain charges that are considered to be unusual in nature and not reflective of the normal operations of the segments; and intercompany eliminations including intersegment net referral fees in noninterest income and net intersegment interest income (expense).

The investment balances and results related to affordable housing investments are included in the OT&C segment. Additionally, OT&C includes a group of consolidated SBIC private equity and mezzanine investment funds that invest in privately owned middle market operating companies to facilitate growth or ownership transition. PCI loans from the Colonial acquisition and related net interest income are also included in this segment. Performance results of bank acquisitions prior to system conversion are typically reported in this segment and on a post-conversion date are reported in the other segments as applicable.

Year Ended December 31,	CB-Retail			CB-Commercial			FS&CF
(Dollars in millions)	2017	2016	2015	2017	2016	2015	2017	2016	2015
Net interest income (expense)	$3,415	$3,290	$3,035	$1,740	$1,604	$1,345	$583	$511	$443
Net intersegment interest income (expense)	149	115	(119)	379	404	324	127	142	110
Segment net interest income	3,564	3,405	2,916	2,119	2,008	1,669	710	653	553
Allocated provision for credit losses	501	475	365	69	(40)	1	(15)	128	67
Segment net interest income after provision	3,063	2,930	2,551	2,050	2,048	1,668	725	525	486
Noninterest income	1,404	1,354	1,342	423	392	390	1,181	1,148	1,046
Noninterest expense	2,725	2,469	2,357	1,198	1,302	1,153	1,190	1,141	1,020
Income (loss) before income taxes	1,742	1,815	1,536	1,275	1,138	905	716	532	512
Provision (benefit) for income taxes	650	686	588	441	403	324	225	156	151
Segment net income (loss)	$1,092	$1,129	$948	$834	$735	$581	$491	$376	$361

Identifiable assets (period end)	$71,093	$74,642	$71,027	$56,563	$55,035	$51,231	$29,144	$26,795	$25,294

	IH&PF			OT&C (1)			Total BB&T Corporation
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Net interest income (expense)	$98	$86	$79	$699	$830	$690	$6,535	$6,321	$5,592
Net intersegment interest income (expense)	(21)	(19)	(16)	(634)	(642)	(299)	—	—	—
Segment net interest income	77	67	63	65	188	391	6,535	6,321	5,592
Allocated provision for credit losses	4	3	4	(12)	6	(9)	547	572	428
Segment net interest income after provision	73	64	59	77	182	400	5,988	5,749	5,164
Noninterest income	1,777	1,731	1,611	(3)	(153)	(370)	4,782	4,472	4,019
Noninterest expense	1,590	1,525	1,371	741	284	365	7,444	6,721	6,266
Income (loss) before income taxes	260	270	299	(667)	(255)	(335)	3,326	3,500	2,917
Provision (benefit) for income taxes	99	104	105	(504)	(291)	(374)	911	1,058	794
Segment net income (loss)	$161	$166	$194	$(163)	$36	$39	$2,415	$2,442	$2,123

Identifiable assets (period end)	$6,024	$5,943	$4,998	$58,818	$56,861	$57,397	$221,642	$219,276	$209,947
(1) Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description	Location
2.1
Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Colonial Bank, Montgomery, Alabama, the Federal Deposit Insurance Corporation and Branch Banking and Trust Company, dated as of August 14, 2009.
Incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed August 17, 2009.
2.2	Termination agreement among Federal Deposit Insurance Corporation, receiver of Colonial Bank, Federal Deposit Insurance Corporation and Branch Banking & Trust Company dated as of September 14, 2016.	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed September 15, 2016.
2.3	Agreement and Plan of Merger, dated as of November 11, 2014, by and between BB&T Corporation and Susquehanna Bancshares, Inc.	Incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed November 17, 2014.
2.4	Agreement and Plan of Merger, dated as of August 17, 2015, by and between BB&T Corporation and National Penn Bancshares, Inc.	Incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed August 20, 2015.
3(i)	Articles of Incorporation of the Registrant, as amended and restated April 30, 2014.	Incorporated herein by reference to Exhibit 3(i) of the Current Report on Form 8-K, filed May 2, 2014.
3(ii)	Articles of Amendment of the Registrant, dated as of March 4, 2016	Incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed March 9, 2016.
3(iii)	Bylaws of the Registrant, as amended and restated December 19, 2017	Incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed December 20, 2017.
4.1
Indenture Regarding Senior Securities (including form of Senior Debt Security) between Registrant and U.S. Bank National Association (as successor in interest to State Street Bank and Trust Company), as trustee, dated as of May 24, 1996.
Incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q, filed August 14, 1996
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
Incorporated herein by reference to Exhibit 4.2 of the Quarterly Report on Form 10-Q, filed August 14, 1996
4.4	First Supplemental Indenture, dated as of December 23, 2003, to the Indenture Regarding Subordinated Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.5 of the Annual Report on Form 10-K, filed February 27, 2009.
4.5	Second Supplemental Indenture, dated as of September 24, 2004, to the Indenture Regarding Subordinated Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.7 of the Annual Report on Form 10-K, filed February 26, 2010.
4.6	Third Supplemental Indenture, dated May 4, 2009, to the Indenture Regarding Subordinated Securities, dated as of May 24, 1996, between the Registrant and U.S. Bank National Association.	Incorporated herein by reference to Exhibit 4.6 of the Current Report on Form 8-K, filed May 4, 2009.
10.1*	BB&T Corporation Amended and Restated Non-Employee Directors’ Deferred Compensation Plan (amended and restated January 1, 2005).	Incorporated herein by reference to Exhibit 10.1 of the Annual Report on Form 10-K, filed February 28, 2008.
10.2*	BB&T Corporation Amended and Restated 2004 Stock Incentive Plan, as amended (as amended through February 24, 2009).	Incorporated herein by reference to the Appendix to the Proxy Statement for the 2009 Annual Meeting of Shareholders on Schedule 14A, filed March 13, 2009.
10.3*	BB&T Corporation 2012 Incentive Plan, as amended	Incorporated herein by reference to Exhibit 10.1 of the Registration Statement on Form S-8, filed May 25, 2017.
10.4*	Form of Restricted Stock Unit Agreement (Non-Employee Directors) for the BB&T 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed April 27, 2015.
10.5*	Form of Non-Employee Director Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (5-Year Vesting).	Incorporated herein by reference to Exhibit 10.7 of the Annual Report on Form 10-K, filed February 28, 2008.

Exhibit No.	Description	Location
10.6*	Form of Non-Employee Director Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting).	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed May 7, 2010.
10.7*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (5-Year Vesting).	Incorporated herein by reference to Exhibit 10.8 of the Annual Report on Form 10-K, filed February 28, 2008.
10.8*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting).	Incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q, filed May 7, 2010.
10.9*	Southern National Deferred Compensation Plan for Key Executives including amendments.	Incorporated herein by reference to Exhibit 10.21 of the Annual Report on Form 10-K, filed February 25, 2011.
10.10*	BB&T Non-Qualified Defined Benefit Plan (January 1, 2012 Restatement).	Incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K, filed February 25, 2016.
10.11*	First Amendment to the BB&T Non-Qualified Defined Benefit Plan (January 1, 2012 Restatement).	Incorporated herein by reference to Exhibit 10.12 of the Annual Report on Form 10-K, filed February 25, 2016.
10.12*	Second Amendment to the BB&T Non-Qualified Defined Benefit Plan (January 1, 2012 Restatement).	Incorporated herein by reference to Exhibit 10.13 of the Annual Report on Form 10-K, filed February 25, 2016.
10.13*	BB&T Non-Qualified Defined Contribution Plan (January 1, 2012 Restatement).	Incorporated herein by reference to Exhibit 10.14 of the Annual Report on Form 10-K, filed February 25, 2016.
10.14*	BB&T Corporation Non-Qualified Deferred Compensation Trust (Amended and Restated Effective January 1, 2012).	Incorporated herein by reference to Exhibit 10.15 of the Annual Report on Form 10-K, filed February 25, 2016.
10.15*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation Amended and Restated 2004 Stock Incentive Plan (4-Year Vesting with Clawback Provision).	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 4, 2012.
10.16*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed May 2, 2013.
10.17*	Form of Nonqualified Option Agreement (Senior Executive) for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q, filed April 30, 2014.
10.18*	Form of Employee Restricted Stock Unit Agreement for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed August 7, 2012.
10.19*	Form of Director Restricted Stock Unit Agreement for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed May 2, 2013.
10.20*	Form of Restricted Stock Unit Agreement (Performance-Based Vesting Component)(Senior Executive) for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed April 30, 2014.
10.21*	Form of Restricted Stock Unit Agreement (Tier 2 Employee) for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed April 30, 2014.
10.22*	Form of LTIP Award Agreement for Executive Officers under the BB&T Corporation 2012 Incentive Plan (2014 – 2016 performance period).	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed April 30, 2014.
10.23*	Form of LTIP Award Agreement for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed April 24, 2017.
10.24*	Modification of 2016-2018 Long-Term Incentive Performance Award - Summary.	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed July 27, 2016.

Exhibit No.	Description	Location
10.25*	Form of Performance Unit Award Agreement for the BB&T Corporation 2012 Incentive Plan.	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed April 24, 2017.
10.26*	Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Kelly S. King dated as of December 19, 2012.	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed December 19, 2012.
10.27*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Christopher L. Henson.	Incorporated herein by reference to Exhibit 10.21 of the Annual Report on Form 10-K, filed February 27, 2009.
10.28*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Daryl N. Bible.	Incorporated herein by reference to Exhibit 10.22 of the Annual Report on Form 10-K, filed February 27, 2009.
10.29*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Barbara F. Duck.	Incorporated herein by reference to Exhibit 10.24 of the Annual Report on Form 10-K, filed February 27, 2009.
10.30*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Donna C. Goodrich.	Incorporated herein by reference to Exhibit 10.25 of the Annual Report on Form 10-K, filed February 27, 2009.
10.31*	2008 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Clarke R. Starnes, III.	Incorporated herein by reference to Exhibit 10.27 of the Annual Report on Form 10-K, filed February 27, 2009.
10.32*	2012 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and William R. Yates.	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed November 2, 2012.
10.33*	2014 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Company and Robert J. Johnson, Jr.	Incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q, filed April 30, 2014.
10.34*	2016 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Company and W. Bennett Bradley.	Incorporated herein by reference to Exhibit 10.38 of the Annual Report on Form 10-K, filed February 25, 2016.
10.35*	2016 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Company and David H. Weaver.	Incorporated herein by reference to Exhibit 10.39 of the Annual Report on Form 10-K, filed February 25, 2016.
10.36*	2016 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Company and Jimmy D. Godwin.	Incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed October 24, 2016.
10.37*	2016 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Company and Brant J. Standridge.	Incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed October 24, 2016.
10.38*	2016 Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Company and Dontá L. Wilson.	Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed October 24, 2016.
11	Statement re computation of earnings per share.	Filed herewith as Computation of EPS note to the consolidated financial statements.
12†	Statement re computation of ratios.	Filed herewith.
21†	Subsidiaries of the Registrant.	Filed herewith.
23†	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

Exhibit No.	Description	Location
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.
101.INS	XBRL Instance Document.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.

*	Management compensatory plan or arrangement.

†	Exhibit filed with the SEC and available upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 20, 2018:

BB&T Corporation
(Registrant)

/s/ Kelly S. King
Kelly S. King
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 20, 2018:

/s/ Kelly S. King	/s/ Charles A. Patton
Kelly S. King	Charles A. Patton
Chairman and Chief Executive Officer	Director

/s/ Jennifer S. Banner	/s/ Nido R. Qubein
Jennifer S. Banner	Nido R. Qubein
Director	Director

/s/ K. David Boyer, Jr.	/s/ William J. Reuter
K. David Boyer, Jr.	William J. Reuter
Director	Director

/s/ Anna R. Cablik	/s/ Tollie W. Rich, Jr.
Anna R. Cablik	Tollie W. Rich, Jr.
Director	Director

/s/ I. Patricia Henry	/s/ Christine Sears
I. Patricia Henry	Christine Sears
Director	Director

/s/ Eric C. Kendrick	/s/ Thomas E. Skains
Eric C. Kendrick	Thomas E. Skains
Director	Director

/s/ Dr. Louis B. Lynn	/s/ Thomas N. Thompson
Dr. Louis B. Lynn	Thomas N. Thompson
Director	Director

/s/ Daryl N. Bible	/s/ Cynthia B. Powell
Daryl N. Bible	Cynthia B. Powell
Senior Executive Vice President and	Executive Vice President and
Chief Financial Officer	Corporate Controller
(Principal Financial Officer)	(Principal Accounting Officer)