Form 10-Q
period 2018-03-31
BB&T CORP
filed 2018-04-30
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2018
Commission File Number: 1-10853
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
At March 31, 2018, 779,751,860 shares of the registrant's common stock, $5 par value, were outstanding.

Glossary of Defined Terms
The following terms may be used throughout this Report, including the consolidated financial statements and related notes.

Term	Definition
2017 Repurchase Plan	Plan for the repurchase of up to $1.93 billion of BB&T's common stock
ACL	Allowance for credit losses
AFS	Available-for-sale
Agency MBS	Mortgage-backed securities issued by a U.S. government agency or GSE
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income (loss)
Basel III	Global regulatory standards on bank capital adequacy and liquidity published by the BCBS
BB&T	BB&T Corporation and subsidiaries
BCBS	Basel Committee on Banking Supervision
BHC	Bank holding company
BHCA	Bank Holding Company Act of 1956, as amended
Branch Bank	Branch Banking and Trust Company
BSA/AML	Bank Secrecy Act/Anti-Money Laundering
BU	Business Unit
CB-Commercial	Community Banking Commercial, an operating segment
CB-Retail	Community Banking Retail and Consumer Finance, an operating segment
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CDI	Core deposit intangible assets
CEO	Chief Executive Officer
CET1	Common equity Tier 1
CFPB	Consumer Financial Protection Bureau
CMO	Collateralized mortgage obligation
Colonial	Collectively, certain assets and liabilities of Colonial Bank acquired by BB&T in 2009
Company	BB&T Corporation and subsidiaries (interchangeable with "BB&T" above)
CRA	Community Reinvestment Act of 1977
CRE	Commercial real estate
CRMC	Credit Risk Management Committee
CROC	Compliance Risk Oversight Committee
DIF	Deposit Insurance Fund administered by the FDIC
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOL	United States Department of Labor
EPS	Earnings per common share
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FATCA	Foreign Account Tax Compliance Act
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHC	Financial Holding Company
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FINRA	Financial Industry Regulatory Authority
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
FS&CF	Financial Services and Commercial Finance, an operating segment
FTP	Funds transfer pricing
GAAP	Accounting principles generally accepted in the United States of America
GNMA	Government National Mortgage Association
Grandbridge	Grandbridge Real Estate Capital, LLC
GSE	U.S. government-sponsored enterprise
HFI	Held for investment
HMDA	Home Mortgage Disclosure Act

Term	Definition
HTM	Held-to-maturity
IDI	Insured depository institution
IH&PF	Insurance Holdings and Premium Finance, an operating segment
IPV	Independent price verification
IRC	Internal Revenue Code
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association, Inc.
LCR	Liquidity Coverage Ratio
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
MBS	Mortgage-backed securities
MRLCC	Market Risk, Liquidity and Capital Committee
MSR	Mortgage servicing right
MSRB	Municipal Securities Rulemaking Board
N/A	Not applicable
National Penn	National Penn Bancshares, Inc., acquired by BB&T effective April 1, 2016
NIM	Net interest margin, computed on a TE basis
NM	Not meaningful
NPA	Nonperforming asset
NPL	Nonperforming loan
NSFR	Net stable funding ratio
NYSE	NYSE Euronext, Inc.
OAS	Option adjusted spread
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
ORMC	Operational Risk Management Committee
OT&C	Other, Treasury and Corporate
OTTI	Other-than-temporary impairment
Parent Company	BB&T Corporation, the parent company of Branch Bank and other subsidiaries
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCI	Purchased credit impaired loans as well as assets of Colonial Bank acquired from the FDIC during 2009, which were formerly covered under loss sharing agreements
PSU	Performance share units
Re-REMICs	Re-securitizations of Real Estate Mortgage Investment Conduits
RMC	Risk Management Committee
RMO	Risk Management Organization
RSU	Restricted stock unit
RUFC	Reserve for unfunded lending commitments
SBIC	Small Business Investment Company
SEC	Securities and Exchange Commission
Short-Term Borrowings	Federal funds purchased, securities sold under repurchase agreements and other short-term borrowed funds with original maturities of less than one year
Simulation	Interest sensitivity simulation analysis
Swett & Crawford	CGSC North America Holdings Corporation, acquired by BB&T effective April 1, 2016
TBA	To be announced
TDR	Troubled debt restructuring
TE	Taxable-equivalent
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
UPB	Unpaid principal balance
VaR	Value-at-risk
VIE	Variable interest entity

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
BB&T CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	March 31, 2018	December 31, 2017
Assets
Cash and due from banks	$1,869	$2,243
Interest-bearing deposits with banks	912	343
Cash equivalents	132	127
Restricted cash	198	370
AFS securities at fair value	25,017	24,547
HTM securities (fair value of $21,829 and $22,837 at March 31, 2018 and December 31, 2017, respectively)	22,390	23,027
LHFS at fair value	1,189	1,099
Loans and leases	143,017	143,701
ALLL	(1,498)	(1,490)
Loans and leases, net of ALLL	141,519	142,211
Premises and equipment	2,078	2,055
Goodwill	9,617	9,618
CDI and other intangible assets	679	711
MSRs at fair value	1,119	1,056
Other assets	14,010	14,235
Total assets	$220,729	$221,642
Liabilities
Deposits	$158,196	$157,371
Short-term borrowings	4,321	4,938
Long-term debt	23,410	23,648
Accounts payable and other liabilities	5,140	5,990
Total liabilities	191,067	191,947
Commitments and contingencies (Note 12)
Shareholders' Equity
Preferred stock, $5 par, liquidation preference of $25,000 per share	3,053	3,053
Common stock, $5 par	3,899	3,910
Additional paid-in capital	7,593	7,893
Retained earnings	16,712	16,259
AOCI, net of deferred income taxes	(1,645)	(1,467)
Noncontrolling interests	50	47
Total shareholders' equity	29,662	29,695
Total liabilities and shareholders' equity	$220,729	$221,642

Common shares outstanding	779,752	782,006
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	126	126
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
BB&T CORPORATION AND SUBSIDIARIES

	Three Months Ended
Unaudited	March 31,
(Dollars in millions, except per share data, shares in thousands)	2018	2017
Interest Income
Interest and fees on loans and leases	$1,605	$1,501
Interest and dividends on securities	291	258
Interest on other earning assets	25	16
Total interest income	1,921	1,775
Interest Expense
Interest on deposits	118	69
Interest on short-term borrowings	20	2
Interest on long-term debt	150	95
Total interest expense	288	166
Net Interest Income	1,633	1,609
Provision for credit losses	150	148
Net Interest Income After Provision for Credit Losses	1,483	1,461
Noninterest Income
Insurance income	436	458
Service charges on deposits	165	168
Mortgage banking income	99	103
Investment banking and brokerage fees and commissions	113	91
Trust and investment advisory revenues	72	68
Bankcard fees and merchant discounts	69	59
Checkcard fees	52	51
Operating lease income	37	36
Income from bank-owned life insurance	31	29
Other income	106	108
Securities gains (losses), net
Gross realized gains	—	—
Gross realized losses	—	—
OTTI charges	—	—
Non-credit portion recognized in OCI	—	—
Total securities gains (losses), net	—	—
Total noninterest income	1,180	1,171
Noninterest Expense
Personnel expense	1,039	1,035
Occupancy and equipment expense	194	193
Software expense	65	58
Outside IT services	32	49
Regulatory charges	40	39
Amortization of intangibles	33	38
Loan-related expense	29	30
Professional services	30	22
Merger-related and restructuring charges, net	28	36
Loss (gain) on early extinguishment of debt	—	392
Other expense	196	210
Total noninterest expense	1,686	2,102
Earnings
Income before income taxes	977	530
Provision for income taxes	186	104
Net income	791	426
Noncontrolling interests	3	5
Dividends on preferred stock	43	43
Net income available to common shareholders	$745	$378
Basic EPS	$0.96	$0.47
Diluted EPS	$0.94	$0.46
Cash dividends declared per share	$0.375	$0.300
Basic weighted average shares outstanding	779,617	809,903
Diluted weighted average shares outstanding	791,005	822,719

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
BB&T CORPORATION AND SUBSIDIARIES

	Three Months Ended
Unaudited	March 31,
(Dollars in millions)	2018	2017
Net income	$791	$426
OCI, net of tax:
Change in unrecognized net pension and postretirement costs	14	9
Change in unrealized net gains (losses) on cash flow hedges	78	(2)
Change in unrealized net gains (losses) on AFS securities	(268)	(2)
Other, net	(2)	2
Total OCI	(178)	7
Total comprehensive income	$613	$433

Income Tax Effect of Items Included in OCI:
Change in unrecognized net pension and postretirement costs	$4	$7
Change in unrealized net gains (losses) on cash flow hedges	26	(1)
Change in unrealized net gains (losses) on AFS securities	(84)	(1)
Other, net	1	—

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
BB&T CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, shares in thousands)	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	AOCI	Noncontrolling Interests	Total Shareholders' Equity
Balance, January 1, 2017	809,475	$3,053	$4,047	$9,104	$14,809	$(1,132)	$45	$29,926
Add (Deduct):
Net income	—	—	—	—	421	—	5	426
OCI	—	—	—	—	—	7	—	7
Stock transactions:
Issued in connection with equity awards, net	6,256	—	32	54	—	—	—	86
Repurchase of common stock	(4,361)	—	(22)	(138)	—	—	—	(160)
Cash dividends declared on common stock	—	—	—	—	(243)	—	—	(243)
Cash dividends declared on preferred stock	—	—	—	—	(43)	—	—	(43)
Equity-based compensation expense	—	—	—	30	—	—	—	30
Other, net	—	—	—	13	(11)	—	(6)	(4)
Balance, March 31, 2017	811,370	$3,053	$4,057	$9,063	$14,933	$(1,125)	$44	$30,025

Balance, January 1, 2018	782,006	$3,053	$3,910	$7,893	$16,259	$(1,467)	$47	$29,695
Add (Deduct):
Net income	—	—	—	—	788	—	3	791
OCI	—	—	—	—	—	(178)	—	(178)
Stock transactions:
Issued in connection with equity awards, net	3,599	—	18	(31)	—	—	—	(13)
Repurchase of common stock	(5,853)	—	(29)	(291)	—	—	—	(320)
Cash dividends declared on common stock	—	—	—	—	(292)	—	—	(292)
Cash dividends declared on preferred stock	—	—	—	—	(43)	—	—	(43)
Equity-based compensation expense	—	—	—	31	—	—	—	31
Other, net	—	—	—	(9)	—	—	—	(9)
Balance, March 31, 2018	779,752	$3,053	$3,899	$7,593	$16,712	$(1,645)	$50	$29,662

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
BB&T CORPORATION AND SUBSIDIARIES

Unaudited	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Cash Flows From Operating Activities:
Net income	$791	$426
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	150	148
Depreciation	105	99
Loss (gain) on early extinguishment of debt	—	392
Amortization of intangibles	33	38
Equity-based compensation expense	31	30
(Gain) loss on securities, net	—	—
Net change in operating assets and liabilities:
LHFS	(90)	499
Trading and equity securities	10	(644)
Other assets, accounts payable and other liabilities	(583)	(886)
Other, net	(139)	56
Net cash from operating activities	308	158
Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	95	107
Proceeds from maturities, calls and paydowns of AFS securities	959	1,355
Purchases of AFS securities	(1,863)	(1,205)
Proceeds from maturities, calls and paydowns of HTM securities	626	588
Purchases of HTM securities	(39)	(2,126)
Originations and purchases of loans and leases, net of principal collected	385	333
Other, net	40	201
Net cash from investing activities	203	(747)
Cash Flows From Financing Activities:
Net change in deposits	830	1,104
Net change in short-term borrowings	(617)	613
Proceeds from issuance of long-term debt	7	3,947
Repayment of long-term debt	(41)	(4,645)
Net cash from common stock transactions	(344)	(74)
Cash dividends paid on common stock	(292)	(243)
Cash dividends paid on preferred stock	(43)	(43)
Other, net	17	(14)
Net cash from financing activities	(483)	645
Net Change in Cash, Cash Equivalents and Restricted Cash	28	56
Cash, Cash Equivalents and Restricted Cash, January 1	3,083	4,424
Cash, Cash Equivalents and Restricted Cash, March 31	$3,111	$4,480

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$256	$151
Income taxes	15	21
Noncash investing activities:
Transfers of loans to foreclosed assets	67	138

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. Basis of Presentation

General

See the Glossary of Defined Terms at the beginning of this Report for terms used herein. These consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with GAAP. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the consolidated financial position and consolidated results of operations have been made. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The information contained in the financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2017 should be referred to in connection with these unaudited interim consolidated financial statements.

Reclassifications

Cash and cash equivalents includes restricted cash for the Consolidated Statements of Cash Flows. Certain other amounts reported in prior periods' consolidated financial statements have been reclassified to conform to the current presentation.

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

Derivative Financial Instruments

BB&T historically assessed the effectiveness of accounting hedges using the long-haul method. In conjunction with the adoption of new hedge accounting guidance, the shortcut method was added to the methods BB&T uses to assess effectiveness. The selection of methods depends on the facts and circumstances specific to each hedge. The shortcut method is applied to hedges that achieve perfect offset. For hedges that are not eligible for the shortcut method, an initial quantitative analysis is performed to demonstrate that the hedges are expected to be highly effective in off-setting corresponding changes in either the fair value or cash flows of the hedged item. At least quarterly thereafter, analyses are performed to ensure that each hedge remains highly effective. Quantitative analyses referred to as a long-haul methodology include techniques such as regression analysis and hypothetical derivatives.

Revenue Recognition

In addition to lending and related activities, BB&T offers various services to customers that generate revenue. Contract performance typically occurs in one year or less. Incremental costs of obtaining a contract are expensed when incurred when the amortization period is one year or less. As of March 31, 2018, remaining performance obligations consisted primarily of insurance and investment banking services for contracts with an original expected length of one year or less.

Insurance income

Insurance commissions are received on the sale of insurance products, and revenue is recognized upon the placement date of the insurance policies. Payment is normally received within the policy period. In addition to placement, BB&T also provides insurance policy related risk management services. Revenue is recognized as these services are provided. Performance-based commissions are recognized when received or earlier when, upon consideration of past results and current conditions, the revenue is deemed not probable of reversal.

Transaction and service based revenues

Transaction and service based revenues include service charges on deposits, investment banking and brokerage fees and commissions, trust and investment advisory revenues, bankcard fees and merchant discounts, and checkcard fees. Revenue is recognized when the transactions occur or as services are performed over primarily monthly or quarterly periods. Payment is typically received in the period the transactions occur or, in some cases, within 90 days of the service period. Fees may be fixed or, where applicable, based on a percentage of transaction size or managed assets.

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
BB&T adopted this guidance using the modified retrospective approach for in-scope contracts at the date of adoption. The impact was not material.
Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost Jan 1, 2018
Requires that the service cost component of net benefit costs of pension and postretirement benefit plans be reported in the same line item as other compensation costs in the Consolidated Statements of Income. The other components of net benefit cost are required to be presented in a separate line item.

The service cost component is included in personnel expense and the other components of net benefit costs are included in other expense in the Consolidated Statements of Income. The prior period was reclassified to conform to the current presentation. See Note 11. Benefit Plans.

Derivatives and Hedging Jan 1, 2018
Expands the risk management activities that qualify for hedge accounting, and simplifies certain hedge documentation and assessment requirements. Eliminates the concept of separately recording hedge ineffectiveness, and expands disclosure requirements.
BB&T early adopted this guidance using the modified retrospective approach. The impact was not material. New required disclosures have been included in Note 14. Derivative Financial Instruments.
Standards Not Yet Adopted
Leases Jan 1, 2019
Requires lessees to recognize assets and liabilities related to certain operating leases on the balance sheet, requires additional disclosures by lessees, and contains targeted changes to accounting by lessors.
BB&T expects assets and liabilities will likely be significantly higher. Implementation efforts are ongoing, including implementation of software solutions.
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

NOTE 2. Securities

In conjunction with the adoption of new accounting standards, an immaterial amount of HTM securities was transferred to AFS securities and an immaterial amount of equity securities was transferred from AFS securities to other assets in the first quarter of 2018. The following tables present the amortized cost, gross unrealized gains and losses, and fair values of AFS and HTM securities:

March 31, 2018	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in millions)		Gains	Losses
AFS securities:
U.S. Treasury	$2,441	$—	$106	$2,335
GSE	187	—	11	176
Agency MBS	21,605	3	921	20,687
States and political subdivisions	1,194	28	23	1,199
Non-agency MBS	363	215	—	578
Other	41	1	—	42
Total AFS securities	$25,831	$247	$1,061	$25,017

HTM securities:
U.S. Treasury	$1,098	$—	$4	$1,094
GSE	2,198	5	50	2,153
Agency MBS	19,069	30	542	18,557
States and political subdivisions	24	—	—	24
Other	1	—	—	1
Total HTM securities	$22,390	$35	$596	$21,829

December 31, 2017	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in millions)		Gains	Losses
AFS securities:
U.S. Treasury	$2,368	$—	$77	$2,291
GSE	187	—	8	179
Agency MBS	20,683	8	590	20,101
States and political subdivisions	1,379	37	24	1,392
Non-agency MBS	384	192	—	576
Other	8	—	—	8
Total AFS securities	$25,009	$237	$699	$24,547

HTM securities:
U.S. Treasury	$1,098	$8	$—	$1,106
GSE	2,198	11	22	2,187
Agency MBS	19,660	33	222	19,471
States and political subdivisions	28	—	—	28
Other	43	2	—	45
Total HTM securities	$23,027	$54	$244	$22,837

Certain investments in marketable debt securities and MBS issued by FNMA and FHLMC exceeded 10% of shareholders' equity at March 31, 2018. The FNMA investments had total amortized cost and fair value of $14.6 billion and $14.0 billion, respectively. The FHLMC investments had total amortized cost and fair value of $10.5 billion and $10.1 billion, respectively.

Changes in credit losses on securities with OTTI where a portion of the unrealized loss was recognized in OCI were immaterial for all periods presented.

The amortized cost and estimated fair value of the securities portfolio by contractual maturity are shown in the following table. The expected life of MBS may differ from contractual maturities because borrowers have the right to prepay the underlying mortgage loans with or without prepayment penalties.

March 31, 2018	AFS		HTM
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$462	$460	$—	$—
Due after one year through five years	544	534	2,699	2,665
Due after five years through ten years	2,266	2,161	863	840
Due after ten years	22,559	21,862	18,828	18,324
Total debt securities	$25,831	$25,017	$22,390	$21,829

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

March 31, 2018	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$697	$9	$1,637	$97	$2,334	$106
GSE	9	—	167	11	176	11
Agency MBS	7,304	198	13,273	723	20,577	921
States and political subdivisions	203	1	343	22	546	23
Total	$8,213	$208	$15,420	$853	$23,633	$1,061

HTM securities:
U.S. Treasury	$1,094	$4	$—	$—	$1,094	$4
GSE	1,455	37	287	13	1,742	50
Agency MBS	12,396	313	4,339	229	16,735	542
Total	$14,945	$354	$4,626	$242	$19,571	$596

December 31, 2017	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$634	$4	$1,655	$73	$2,289	$77
GSE	9	—	170	8	179	8
Agency MBS	5,077	64	13,920	526	18,997	590
States and political subdivisions	201	1	355	23	556	24
Total	$5,921	$69	$16,100	$630	$22,021	$699

HTM securities:
GSE	$1,470	$12	$290	$10	$1,760	$22
Agency MBS	10,880	77	4,631	145	15,511	222
Total	$12,350	$89	$4,921	$155	$17,271	$244

The unrealized losses on U.S. Treasury securities, GSE securities and Agency MBS were the result of increases in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans.

At March 31, 2018, the majority of the unrealized loss on states and political subdivisions securities was the result of fair value hedge basis adjustments that are a component of amortized cost. These securities are evaluated for credit impairment through a qualitative analysis of issuer performance and the primary source of repayment. At March 31, 2018, none of these securities had credit impairment.

NOTE 3. Loans and ACL

The following tables present loans and leases HFI by aging category:

March 31, 2018	Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonaccrual	Total
Commercial:
Commercial and industrial	$58,844	$31	$—	$257	$59,132
CRE	21,420	10	—	67	21,497
Lease financing	1,872	1	—	13	1,886
Retail:
Residential mortgage	27,845	400	420	127	28,792
Direct	11,550	55	6	64	11,675
Indirect	16,329	272	5	74	16,680
Revolving credit	2,734	21	11	—	2,766
PCI	517	24	48	—	589
Total	$141,111	$814	$490	$602	$143,017

December 31, 2017	Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonaccrual	Total
Commercial:
Commercial and industrial	$58,852	$41	$1	$259	$59,153
CRE	21,209	8	1	45	21,263
Lease financing	1,906	4	—	1	1,911
Retail:
Residential mortgage	27,659	472	465	129	28,725
Direct	11,756	65	6	64	11,891
Indirect	16,745	412	6	72	17,235
Revolving credit	2,837	23	12	—	2,872
PCI	567	27	57	—	651
Total	$141,531	$1,052	$548	$570	$143,701

The following table presents the carrying amount of loans by risk rating. PCI loans are excluded because their related ALLL is determined by loan pool performance and revolving credit loans are excluded as the loans are charged-off rather than reclassifying to nonperforming:

	March 31, 2018			December 31, 2017
(Dollars in millions)	Commercial & Industrial	CRE	Lease Financing	Commercial & Industrial	CRE	Lease Financing
Commercial:
Pass	$57,844	$21,127	$1,867	$57,700	$20,862	$1,881
Special mention	155	29	2	268	48	6
Substandard-performing	876	274	4	926	308	23
Nonperforming	257	67	13	259	45	1
Total	$59,132	$21,497	$1,886	$59,153	$21,263	$1,911

	Residential Mortgage	Direct	Indirect	Residential Mortgage	Direct	Indirect
Retail:
Performing	$28,665	$11,611	$16,606	$28,596	$11,827	$17,163
Nonperforming	127	64	74	129	64	72
Total	$28,792	$11,675	$16,680	$28,725	$11,891	$17,235

The following tables present activity in the ACL:

Three Months Ended March 31, 2018	Balance at Jan 1, 2018	Charge-Offs	Recoveries	Provision (Benefit)	Balance at Mar 31, 2018
(Dollars in millions)
Commercial:
Commercial and industrial	$522	$(23)	$8	$15	$522
CRE	160	(6)	2	19	175
Lease financing	9	(1)	—	2	10
Retail:
Residential mortgage	209	(4)	—	11	216
Direct	106	(19)	6	6	99
Indirect	348	(107)	15	91	347
Revolving credit	108	(21)	5	12	104
PCI	28	—	—	(3)	25
ALLL	1,490	(181)	36	153	1,498
RUFC	119	—	—	(3)	116
ACL	$1,609	$(181)	$36	$150	$1,614

Three Months Ended March 31, 2017	Balance at Jan 1, 2017	Charge-Offs	Recoveries	Provision (Benefit)	Balance at Mar 31, 2017
(Dollars in millions)
Commercial:
Commercial and industrial	$530	$(33)	$7	$20	$524
CRE	145	(1)	6	(9)	141
Lease financing	7	(1)	—	4	10
Retail:
Residential mortgage	227	(12)	—	8	223
Direct	103	(14)	6	7	102
Indirect	327	(107)	17	101	338
Revolving credit	106	(21)	5	13	103
PCI	44	—	—	2	46
ALLL	1,489	(189)	41	146	1,487
RUFC	110	—	—	2	112
ACL	$1,599	$(189)	$41	$148	$1,599

The following table provides a summary of loans that are collectively evaluated for impairment:

	March 31, 2018		December 31, 2017
(Dollars in millions)	Recorded Investment	Related ALLL	Recorded Investment	Related ALLL
Commercial:
Commercial and industrial	$58,793	$497	$58,804	$494
CRE	21,391	164	21,173	154
Lease financing	1,873	9	1,910	9
Retail:
Residential mortgage	27,953	149	27,914	143
Direct	11,601	92	11,815	98
Indirect	16,383	293	16,935	296
Revolving credit	2,737	93	2,842	97
PCI	589	25	651	28
Total	$141,320	$1,322	$142,044	$1,319

The following tables set forth certain information regarding impaired loans, excluding PCI and LHFS, that were individually evaluated for impairment:

As of / For The Three Months Ended March 31, 2018	UPB	Recorded Investment		Related ALLL	Average Recorded Investment	Interest Income Recognized
(Dollars in millions)		Without an ALLL	With an ALLL
Commercial:
Commercial and industrial	$376	$140	199	$25	$348	$1
CRE	109	21	85	11	109	—
Lease financing	14	1	12	1	3	—
Retail:
Residential mortgage	886	133	706	67	825	8
Direct	97	25	49	7	75	1
Indirect	306	5	292	54	298	11
Revolving credit	29	—	29	11	29	—
Total	$1,817	$325	$1,372	$176	$1,687	$21

As of / For The Year Ended December 31, 2017	UPB	Recorded Investment		Related ALLL	Average Recorded Investment	Interest Income Recognized
(Dollars in millions)		Without an ALLL	With an ALLL
Commercial:
Commercial and industrial	$381	$136	213	$28	$424	$6
CRE	91	26	64	6	109	3
Lease financing	1	—	1	—	3	—
Retail:
Residential mortgage	860	132	679	67	895	37
Direct	99	22	54	8	78	4
Indirect	308	6	294	52	269	41
Revolving credit	30	—	30	10	29	1
Total	$1,770	$322	$1,335	$171	$1,807	$92

The following table presents a summary of TDRs, all of which are considered impaired:

(Dollars in millions)	Mar 31, 2018	Dec 31, 2017
Performing TDRs:
Commercial:
Commercial and industrial	$38	$50
CRE	12	16
Lease financing	—	—
Retail:
Residential mortgage	627	605
Direct	59	62
Indirect	277	281
Revolving credit	29	29
Total performing TDRs	1,042	1,043
Nonperforming TDRs (also included in NPL disclosures)	196	189
Total TDRs	$1,238	$1,232
ALLL attributable to TDRs	$145	$142

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

Three Months Ended March 31,	2018			2017
	Types of Modifications		Impact To ALLL	Types of Modifications		Impact To ALLL
(Dollars in millions)	Rate	Structure		Rate	Structure
Newly Designated TDRs:
Commercial:
Commercial and industrial	$10	$10	$—	$22	$31	$1
CRE	19	1	—	6	2	—
Lease financing	—	—	—	—	—	—
Retail:
Residential mortgage	82	10	5	128	6	6
Direct	2	—	—	3	1	—
Indirect	42	1	5	41	2	4
Revolving credit	5	—	1	5	—	1
Re-modification of Previously Designated TDRs	21	5	—	45	9	—

Charge-offs and forgiveness of principal and interest for TDRs were immaterial for all periods presented.

The pre-default balance for modifications that had been classified as TDRs during the previous 12 months that experienced a payment default was $23 million and $28 million for the three months ended March 31, 2018 and 2017, respectively. Payment default is defined as movement of the TDR to nonaccrual status, foreclosure or charge-off, whichever occurs first.

Unearned income, discounts and net deferred loan fees and costs were immaterial. Residential mortgage loans in process of foreclosure were $298 million at March 31, 2018 and $288 million at December 31, 2017.

NOTE 4. Goodwill and Other Intangible Assets

The following table, which excludes fully amortized intangibles, presents information for identifiable intangible assets:

	March 31, 2018			December 31, 2017
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
CDI	$605	$(423)	$182	$605	$(409)	$196
Other, primarily customer relationship intangibles	1,171	(674)	497	1,211	(696)	515
Total	$1,776	$(1,097)	$679	$1,816	$(1,105)	$711

NOTE 5. Loan Servicing

Residential Mortgage Banking Activities

The following tables summarize residential mortgage banking activities:

(Dollars in millions)	Mar 31, 2018	Dec 31, 2017
UPB of residential mortgage and home equity loan servicing portfolio	$117,827	$118,424
UPB of residential mortgage loans serviced for others, primarily agency conforming fixed rate	88,746	89,124
Mortgage loans sold with recourse	473	490
Maximum recourse exposure from mortgage loans sold with recourse liability	245	251
Indemnification, recourse and repurchase reserves	36	37

As of / For The Three Months Ended
(Dollars in millions)	Mar 31, 2018	Mar 31, 2017
UPB of residential mortgage loans sold from LHFS	$2,553	$3,579
Pre-tax gains recognized on mortgage loans sold and held for sale	39	31
Servicing fees recognized from mortgage loans serviced for others	65	68
Approximate weighted average servicing fee on the outstanding balance of residential mortgage loans serviced for others	0.28%	0.28%
Weighted average interest rate on mortgage loans serviced for others	4.00	4.01

The following table presents a roll forward of the carrying value of residential MSRs recorded at fair value:

Three Months Ended March 31,
(Dollars in millions)	2018	2017
Residential MSRs, carrying value, January 1	$914	$915
Additions	28	38
Change in fair value due to changes in valuation inputs or assumptions:
Prepayment speeds	61	17
OAS	2	—
Servicing costs	—	9
Realization of expected net servicing cash flows, passage of time and other	(32)	(33)
Residential MSRs, carrying value, March 31	$973	$946

Gains (losses) on derivative financial instruments used to mitigate the income statement effect of changes in residential MSR fair value	$(63)	$(20)

The sensitivity of the fair value of the residential MSRs to changes in key assumptions is included in the accompanying table:

	March 31, 2018			December 31, 2017
	Range		Weighted Average	Range		Weighted Average
(Dollars in millions)	Min	Max		Min	Max
Prepayment speed	6.0%	8.7%	7.9%	7.1%	10.1%	9.1%
Effect on fair value of a 10% increase			$(28)			$(31)
Effect on fair value of a 20% increase			(55)			(60)

OAS	8.3%	8.9%	8.5%	8.4%	8.9%	8.5%
Effect on fair value of a 10% increase			$(30)			$(28)
Effect on fair value of a 20% increase			(58)			(54)

Composition of loans serviced for others:
Fixed-rate residential mortgage loans			99.2%			99.1%
Adjustable-rate residential mortgage loans			0.8			0.9
Total			100.0%			100.0%

Weighted average life			6.9 years			6.4 years

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

Commercial Mortgage Banking Activities

The following table summarizes commercial mortgage banking activities for the periods presented:

(Dollars in millions)	Mar 31, 2018	Dec 31, 2017
UPB of CRE mortgages serviced for others	$27,472	$28,441
CRE mortgages serviced for others covered by recourse provisions	4,175	4,153
Maximum recourse exposure from CRE mortgages sold with recourse liability	1,225	1,218
Recorded reserves related to recourse exposure	5	5
CRE mortgages originated during the year-to-date period	1,383	6,753
Commercial MSRs at fair value	146	142

NOTE 6. Deposits

The composition of deposits is presented in the following table:

(Dollars in millions)	Mar 31, 2018	Dec 31, 2017
Noninterest-bearing deposits	$55,085	$53,767
Interest checking	27,217	27,677
Money market and savings	62,169	62,757
Time deposits	13,725	13,170
Total deposits	$158,196	$157,371

Time deposits greater than $250,000	$3,194	$2,622

NOTE 7. Long-Term Debt

The following table presents a summary of long-term debt:

	Mar 31, 2018							Dec 31, 2017
				Stated Rate		Effective Rate	Carrying	Carrying
(Dollars in millions)	Maturity			Min	Max		Amount	Amount
BB&T Corporation:
Fixed rate senior notes	2018	to	2024	2.05%	6.85%	3.20%	$8,490	$8,562
Floating rate senior notes	2018		2022	1.99	2.99	2.60	2,547	2,547
Fixed rate subordinated notes	2019		2022	3.95	5.25	2.33	919	933
Branch Bank:
Fixed rate senior notes	2018		2022	1.45	2.85	2.89	5,617	5,653
Floating rate senior notes	2019		2020	2.17	2.30	2.32	1,149	1,149
Fixed rate subordinated notes	2025		2026	3.63	3.80	3.96	2,064	2,119
FHLB advances (1)	2018		2034	—	5.50	1.85	2,451	2,480
Other long-term debt							173	205
Total long-term debt							$23,410	$23,648

(1)	FHLB advances had a weighted average maturity of 3.6 years at March 31, 2018.

The effective rates above reflect the impact of fair value hedges and debt issuance costs. Subordinated notes with a remaining maturity of one year or greater qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.

During 2017, Branch Bank terminated FHLB advances totaling $2.9 billion of par value, which resulted in a pre-tax loss on early extinguishment of debt totaling $392 million.

NOTE 8. Shareholders' Equity

The following table presents the activity related to awards of RSUs, PSUs and restricted shares:

(Shares in thousands)	Units/Shares	Wtd. Avg. Grant Date Fair Value
Nonvested at January 1, 2018	12,948	$33.90
Granted	3,414	49.11
Vested	(3,413)	33.54
Forfeited	(75)	34.65
Nonvested at March 31, 2018	12,874	38.03
Expected to vest at March 31, 2018	11,862	38.03

NOTE 9. AOCI

The following table summarizes activity in AOCI:

(Dollars in millions)	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	Other, net	Total
AOCI balance, January 1, 2017	$(764)	$(92)	$(259)	$(17)	$(1,132)
OCI before reclassifications, net of tax	(2)	3	(1)	1	1
Amounts reclassified from AOCI:
Before tax	17	(8)	(1)	1	9
Tax effect	6	(3)	—	—	3
Amounts reclassified, net of tax	11	(5)	(1)	1	6
Total OCI, net of tax	9	(2)	(2)	2	7
AOCI balance, March 31, 2017	$(755)	$(94)	$(261)	$(15)	$(1,125)

AOCI balance, January 1, 2018	$(1,004)	$(92)	$(356)	$(15)	$(1,467)
OCI before reclassifications, net of tax	—	70	(282)	(2)	(214)
Amounts reclassified from AOCI:
Before tax	18	11	19	—	48
Tax effect	4	3	5	—	12
Amounts reclassified, net of tax	14	8	14	—	36
Total OCI, net of tax	14	78	(268)	(2)	(178)
AOCI balance, March 31, 2018	$(990)	$(14)	$(624)	$(17)	$(1,645)
Primary income statement location of amounts reclassified from AOCI	Other expense	Net interest income	Net interest income	Net interest income

NOTE 10. Income Taxes

The effective tax rates for the three months ended March 31, 2018 and 2017 were 19.0% and 19.6%, respectively. The current quarter tax provision reflects the lower federal income tax rate enacted with tax reform in December of 2017. The earlier quarter includes the tax benefits associated with using the marginal income tax rate for the loss on the early extinguishment of debt.

NOTE 11. Benefit Plans

The components of net periodic benefit cost for defined benefit pension plans are summarized in the following table:

Three Months Ended March 31,
(Dollars in millions)	Location	2018	2017
Service cost	Personnel expense	$60	$52
Interest cost	Other expense	50	49
Estimated return on plan assets	Other expense	(112)	(93)
Amortization and other	Other expense	20	20
Net periodic benefit cost		$18	$28

BB&T makes contributions to the qualified pension plans in amounts between the minimum required for funding and the maximum deductible for federal income tax purposes. Discretionary contributions totaling $144 million were made during the three months ended March 31, 2018. There are no required contributions for the remainder of 2018, though BB&T may elect to make additional discretionary contributions.

NOTE 12. Commitments and Contingencies

The following table summarizes certain commitments and contingencies. Refer to Note 13. Fair Value Disclosures for amounts related to off-balance sheet financial instruments.

(Dollars in millions)	Mar 31, 2018	Dec 31, 2017
Investments in affordable housing projects:
Carrying amount	$2,018	$1,948
Amount of future funding commitments included in carrying amount	935	928
Lending exposure	526	561
Tax credits subject to recapture	455	471
Private equity investments	469	471
Future funding commitments to private equity investments	134	143

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

(Dollars in millions)	Mar 31, 2018	Dec 31, 2017
Pledged securities	$13,257	$14,636
Pledged loans	73,998	74,718

NOTE 13. Fair Value Disclosures

The following tables present fair value information for assets and liabilities measured at fair value on a recurring basis:

March 31, 2018
(Dollars in millions)	Total	Level 1	Level 2	Level 3
Assets:
Trading and equity securities	$623	$368	$255	$—
AFS securities:
U.S. Treasury	2,335	—	2,335	—
GSE	176	—	176	—
Agency MBS	20,687	—	20,687	—
States and political subdivisions	1,199	—	1,199	—
Non-agency MBS	578	—	137	441
Other	42	—	42	—
Total AFS securities	25,017	—	24,576	441
LHFS	1,189	—	1,189	—
MSRs	1,119	—	—	1,119
Derivative assets:
Interest rate contracts	196	1	184	11
Foreign exchange contracts	3	—	3	—
Total derivative assets	199	1	187	11
Private equity investments	400	—	—	400
Total assets	$28,547	$369	$26,207	$1,971
Liabilities:
Derivative liabilities:
Interest rate contracts	$409	$—	$405	$4
Foreign exchange contracts	3	—	3	—
Total derivative liabilities	412	—	408	4
Securities sold short	113	—	113	—
Total liabilities	$525	$—	$521	$4

December 31, 2017
(Dollars in millions)	Total	Level 1	Level 2	Level 3
Assets:
Trading and equity securities	$633	$363	$270	$—
AFS securities:
U.S. Treasury	2,291	—	2,291	—
GSE	179	—	179	—
Agency MBS	20,101	—	20,101	—
States and political subdivisions	1,392	—	1,392	—
Non-agency MBS	576	—	144	432
Other	8	6	2	—
Total AFS securities	24,547	6	24,109	432
LHFS	1,099	—	1,099	—
MSRs	1,056	—	—	1,056
Derivative assets:
Interest rate contracts	440	—	434	6
Foreign exchange contracts	3	—	3	—
Total derivative assets	443	—	437	6
Private equity investments	404	—	—	404
Total assets	$28,182	$369	$25,915	$1,898
Liabilities:
Derivative liabilities:
Interest rate contracts	$708	$—	$705	$3
Foreign exchange contracts	6	—	6	—
Total derivative liabilities	714	—	711	3
Securities sold short	120	—	120	—
Total liabilities	$834	$—	$831	$3

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

Trading and equity securities: Trading and equity securities primarily consist of exchange traded equity securities, and debt securities issued by the U.S. Treasury, GSEs, or states and political subdivisions. The valuation techniques for debt securities are more fully discussed below.

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

Other securities: These securities consist primarily of corporate bonds. These securities are valued based on a review of quoted market prices for assets as well as through the various other inputs discussed previously.

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

Activity for Level 3 assets and liabilities is summarized below:

(Dollars in millions)	Non-agency MBS	MSRs	Net Derivatives	Private Equity Investments
Balance at January 1, 2017	$507	$1,052	$(13)	$362
Total realized and unrealized gains (losses):
Included in earnings	9	37	(4)	5
Included in unrealized net holding gains (losses) in OCI	(18)	—	—	—
Purchases	—	—	—	68
Issuances	—	38	15	—
Sales	—	—	—	(18)
Settlements	(18)	(39)	12	(4)
Transfers out of Level 3	—	—	—	(13)
Balance at March 31, 2017	$480	$1,088	$10	$400

Balance at January 1, 2018	$432	$1,056	$3	$404
Total realized and unrealized gains (losses):
Included in earnings	(1)	68	—	6
Included in unrealized net holding gains (losses) in OCI	23	—	—	—
Purchases	—	—	—	24
Issuances	—	37	(5)	—
Sales	—	—	—	(24)
Settlements	(13)	(42)	9	(10)
Balance at March 31, 2018	$441	$1,119	$7	$400

Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at March 31, 2018	$(1)	$68	$5	$12
Primary income statement location of realized gains (losses) included in earnings	Net interest income	Mortgage banking income	Mortgage banking income	Other income

BB&T’s policy is to recognize transfers between levels as of the end of a reporting period. There were no transfers between Level 1 and Level 2 for 2018 and 2017.

The non-agency MBS categorized as Level 3 represent ownership interest in various tranches of Re-REMIC trusts. These securities are valued at a discount, which is unobservable in the market, to the fair value of the underlying securities owned by the trusts. The Re-REMIC tranches do not have an active market and therefore are categorized as Level 3. At March 31, 2018, the fair value of Re-REMIC non-agency MBS represented a discount of 16.3% to the fair value of the underlying securities owned by the Re-REMIC trusts.

The majority of private equity investments are in SBIC qualified funds, which primarily focus on equity and subordinated debt investments in privately-held middle market companies. The majority of these VIE investments are not redeemable and distributions are received as the underlying assets of the funds liquidate. The timing of distributions, which are expected to occur on various dates on an approximately ratable basis through 2026, is uncertain and dependent on various events such as recapitalizations, refinance transactions and ownership changes among others. As of March 31, 2018, restrictions on the ability to sell the investments include, but are not limited to, consent of a majority member or general partner approval for transfer of ownership. These investments are spread over numerous privately-held middle market companies, and thus the sensitivity to a change in fair value for any single investment is limited. The significant unobservable inputs for these investments are EBITDA multiples that ranged from 5x to 15x, with a weighted average of 9x, at March 31, 2018.

The following table details the fair value and UPB of LHFS that were elected to be carried at fair value:

	March 31, 2018			December 31, 2017
(Dollars in millions)	Fair Value	Aggregate UPB	Difference	Fair Value	Aggregate UPB	Difference
LHFS reported at fair value	$1,189	$1,180	$9	$1,099	$1,084	$15

Excluding government guaranteed, LHFS that were in nonaccrual status or 90 days or more past due and still accruing interest were not material at March 31, 2018.

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

As of / For The Three Months Ended March 31,	2018		2017
(Dollars in millions)	Carrying Value	Valuation Adjustments	Carrying Value	Valuation Adjustments
Impaired loans	$185	$(12)	$255	$(8)
Foreclosed real estate	40	(66)	49	(66)

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

Financial assets and liabilities not recorded at fair value are summarized below:

		March 31, 2018		December 31, 2017
(Dollars in millions)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
HTM securities	Level 2	$22,390	$21,829	$23,027	$22,837
Loans and leases HFI, net of ALLL	Level 3	141,519	140,461	142,211	141,664
Financial liabilities:
Time deposits	Level 2	13,725	13,775	13,170	13,266
Long-term debt	Level 2	23,410	23,495	23,648	23,885

The following is a summary of selected information pertaining to off-balance sheet financial instruments:

	March 31, 2018		December 31, 2017
(Dollars in millions)	Notional/Contract Amount	Fair Value	Notional/Contract Amount	Fair Value
Commitments to extend, originate or purchase credit	$69,814	$324	$67,860	$259
Residential mortgage loans sold with recourse	473	5	490	5
Other loans sold with recourse	4,175	5	4,153	5
Letters of credit	2,460	22	2,466	21

NOTE 14. Derivative Financial Instruments

The following table provides a summary of derivative strategies and the related accounting treatment:

	Cash Flow Hedges	Fair Value Hedges	Derivatives Not Designated as Hedges
Risk exposure	Variability in cash flows of interest payments on floating rate business loans, overnight funding and various LIBOR funding instruments.	Changes in value on fixed rate long-term debt, CDs, FHLB advances, loans and state and political subdivision securities due to changes in interest rates.
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

Treatment during the hedge period	Changes in value of the hedging instruments are recognized in AOCI until the related cash flows from the hedged item are recognized in earnings.	Changes in value of both the hedging instruments and the assets or liabilities being hedged are recognized in the income statement line item associated with the instrument being hedged.	Entire change in fair value recognized in current period income.
Treatment if hedge ceases to be highly effective or is terminated	Hedge is dedesignated. Changes in value recorded in AOCI before dedesignation are amortized to yield over the period the forecasted hedged transactions impact earnings.
If hedged item remains outstanding, the basis adjustment that resulted from hedging is amortized into earnings over the lesser of the designated hedged period or the maturity date of the instrument, and cash flows from terminations are reported in the same category as the cash flows from the hedged item.
Not applicable
Treatment if transaction is no longer probable of occurring during forecast period or within a short period thereafter	Hedge accounting ceases and any gain or loss in AOCI is reported in earnings immediately.	Not applicable	Not applicable

Impact of Derivatives on the Consolidated Balance Sheets

The fair values of derivative instruments are presented on a gross basis in other assets or other liabilities in the Consolidated Balance Sheets. Master netting arrangements allows counterparties to offset certain net derivative assets and liabilities with a defaulting party in determining the net termination amount. Collateral practices mitigate the potential loss impact to affected parties by requiring liquid collateral to be posted on a daily basis to secure the aggregate net exposure. Cash collateral is recorded in restricted cash and interest-bearing deposits in the Consolidated Balance Sheet. BB&T utilizes the London Clearinghouse to clear swaps that are required to be cleared under the Dodd-Frank Act. Effective January 16, 2018, the London Clearinghouse rules were modified to treat variation margin payments as settlements of exposure instead of collateral. At March 31, 2018, settlements are applied against the fair value of the related derivative contracts in the table below.

The following table presents the notional amount and estimated fair value of derivative instruments:

		March 31, 2018			December 31, 2017
	Hedged Item or Transaction	Notional Amount	Fair Value		Notional Amount	Fair Value
(Dollars in millions)			Gain	Loss		Gain	Loss
Cash flow hedges:
Interest rate contracts:
Pay fixed swaps	3 mo. LIBOR funding	$6,500	$—	$—	$6,500	$—	$(126)
Fair value hedges:
Interest rate contracts:
Receive fixed swaps	Long-term debt	15,571	1	(130)	15,538	118	(166)
Options	Long-term debt	6,087	—	(1)	6,087	—	(1)
Pay fixed swaps	Commercial loans	392	2	—	416	5	(1)
Pay fixed swaps	Municipal securities	231	—	(55)	231	—	(76)
Total		22,281	3	(186)	22,272	123	(244)
Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Receive fixed swaps		10,800	61	(150)	10,880	141	(61)
Pay fixed swaps		11,033	27	(40)	10,962	59	(155)
Other		1,722	3	(4)	1,658	4	(4)
Forward commitments		4,116	8	(6)	3,549	3	(2)
Foreign exchange contracts		506	3	(3)	470	3	(6)
Total		28,177	102	(203)	27,519	210	(228)
Mortgage banking:
Interest rate contracts:
Interest rate lock commitments		1,641	11	(4)	1,308	7	(3)
When issued securities, forward rate agreements and forward commitments		3,502	9	(8)	3,124	4	(3)
Other		336	2	—	182	1	—
Total		5,479	22	(12)	4,614	12	(6)
MSRs:
Interest rate contracts:
Receive fixed swaps		5,599	—	—	4,498	15	(86)
Pay fixed swaps		5,226	—	—	3,418	32	(13)
Options		4,275	67	(11)	4,535	50	(11)
When issued securities, forward rate agreements and forward commitments		1,077	5	—	1,813	1	—
Other		35	—	—	3	—	—
Total		16,212	72	(11)	14,267	98	(110)
Total derivatives not designated as hedges		49,868	196	(226)	46,400	320	(344)
Total derivatives		$78,649	199	(412)	$75,172	443	(714)
Gross amounts not offset in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements not offset due to policy election			(81)	81		(297)	297
Cash collateral (received) posted			(39)	162		(20)	344
Net amount			$79	$(169)		$126	$(73)

The following table presents additional information for fair value hedging relationships:

	March 31, 2018				December 31, 2017
	Hedged Items Currently Designated		Hedged Items No Longer Designated		Hedged Items Currently Designated		Hedged Items No Longer Designated
(Dollars in millions)	Carrying Amount	Hedge Basis Adjustment	Carrying Amount	Hedge Basis Adjustment	Carrying Amount	Hedge Basis Adjustment	Carrying Amount	Hedge Basis Adjustment
AFS securities	$350	$58	$138	$5	$391	$69	$142	$5
Loans and leases	392	(7)	112	—	500	(5)	11	—
Long-term debt	15,960	(117)	752	3	16,163	87	754	4

Impact of Derivatives on the Consolidated Statements of Income and Comprehensive Income

No portion of the change in fair value of derivatives designated as hedges has been excluded from effectiveness testing.

The following table summarizes amounts related to cash flow hedges, which consist of interest rate contracts. Prior amounts and presentation were not conformed to new hedge accounting guidance that was adopted in 2018.

Three Months Ended March 31,
(Dollars in millions)	2018	2017
Pre-tax gain (loss) recognized in OCI:
Deposits	$21	$—
Long-term debt	72	—
Total	$93	$4
Pre-tax gain (loss) reclassified from AOCI into interest expense:
Deposits	$(2)	$—
Long-term debt	(9)	—
Total	$(11)	$8

The following table summarizes the impact on net interest income related to fair value hedges, which consist of interest rate contracts. Prior period amounts and presentation were not conformed to new hedge accounting guidance that was adopted in 2018.

Three Months Ended March 31,
(Dollars in millions)	2018	2017
AFS securities:
Amounts related to interest settlements	$(2)	$(3)
Recognized on derivatives	11	—
Recognized on hedged items	(11)	—
Net income (expense) recognized	(2)	(3)
Loans and leases:
Amounts related to interest settlements	—	(1)
Recognized on derivatives	3	—
Recognized on hedged items	(3)	—
Net income (expense) recognized	—	(1)
Long-term debt:
Amounts related to interest settlements	8	46
Recognized on derivatives	(181)	—
Recognized on hedged items	192	—
Net income (expense) recognized	19	46
Net income (expense) recognized, total	$17	$42

The following table presents pre-tax gain (loss) recognized in income for derivative instruments not designated as hedges:

Three Months Ended March 31,
(Dollars in millions)	Location	2018	2017
Client-related and other risk management:
Interest rate contracts	Other noninterest income	$15	$11
Foreign exchange contracts	Other noninterest income	7	(2)
Mortgage banking:
Interest rate contracts	Mortgage banking income	4	(15)
MSRs:
Interest rate contracts	Mortgage banking income	(67)	(20)
Total		$(41)	$(26)

The following table presents information about BB&T's cash flow and fair value hedges:

(Dollars in millions)	Mar 31, 2018	Dec 31, 2017
Cash flow hedges:
Net unrecognized after-tax gain (loss) on active hedges recorded in AOCI	$(13)	$(96)
Net unrecognized after-tax gain (loss) on terminated hedges recorded in AOCI (to be recognized in earnings through 2022)	(1)	3
Estimated portion of net after-tax gain (loss) on active and terminated hedges to be reclassified from AOCI into earnings during the next 12 months	—	(25)
Maximum time period over which BB&T has hedged a portion of the variability in future cash flows for forecasted transactions excluding those transactions relating to the payment of variable interest on existing instruments
	4 years	5 years
Fair value hedges:
Unrecognized pre-tax net gain on terminated hedges (to be recognized as interest primarily through 2019)	$88	$129
Portion of pre-tax net gain on terminated hedges to be recognized as a change in interest during the next 12 months	44	49

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

Derivatives Credit Risk – Central Clearing Parties

With the exception of the central clearing party used for TBA transactions that does not post variation margin to the bank, central clearing parties exchange cash on a daily basis to settle changes in exposure. Certain derivatives are cleared through central clearing parties that require initial margin collateral. Initial margin collateral requirements are established on varying bases, with such amounts generally designed to offset the risk of non-payment. Initial margin is generally calculated by applying the maximum loss experienced in value over a specified time horizon to the portfolio of existing trades. The following table summarizes collateral positions with central clearing counterparties:

(Dollars in millions)	Mar 31, 2018	Dec 31, 2017
Dealer Counterparties:
Cash collateral received from dealer counterparties	$40	$21
Derivatives in a net gain position secured by collateral received	41	22
Unsecured positions in a net gain with dealer counterparties after collateral postings	2	2
Cash collateral posted to dealer counterparties	163	172
Derivatives in a net loss position secured by collateral received	166	171
Additional collateral that would have been posted had BB&T's credit ratings dropped below investment grade	4	—
Central Clearing Parties:
Cash collateral, including initial margin, posted to central clearing parties	14	177
Derivatives in a net loss position	2	176
Securities pledged to central clearing parties	75	91

NOTE 15. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

Three Months Ended March 31,
(Dollars in millions, except per share data, shares in thousands)	2018	2017
Net income available to common shareholders	$745	$378

Weighted average number of common shares	779,617	809,903
Effect of dilutive outstanding equity-based awards	11,388	12,816
Weighted average number of diluted common shares	791,005	822,719

Basic EPS	$0.96	$0.47
Diluted EPS	$0.94	$0.46

Anti-dilutive awards	90	295

NOTE 16. Operating Segments

BB&T's business segment structure aligns with how management reviews performance and makes decisions by client, segment and business unit. There are four major reportable business segments: CB-Retail, CB-Commercial, IH&PF and FS&CF. In addition, there is an OT&C segment. For additional information, see Note 19 of the Annual Report on Form 10-K for the year ended December 31, 2017.

Three Months Ended March 31,	CB-Retail		CB-Commercial		FS&CF
(Dollars in millions)	2018	2017	2018	2017	2018	2017
Net interest income (expense)	$837	$842	$464	$406	$159	$130
Net intersegment interest income (expense)	49	34	70	101	18	40
Segment net interest income	886	876	534	507	177	170
Allocated provision for credit losses	122	129	37	4	(5)	6
Segment net interest income after provision	764	747	497	503	182	164
Noninterest income	339	331	105	102	301	280
Noninterest expense	673	673	254	307	301	287
Income (loss) before income taxes	430	405	348	298	182	157
Provision (benefit) for income taxes	106	151	78	103	38	48
Segment net income (loss)	$324	$254	$270	$195	$144	$109

Identifiable assets (period end)	$69,998	$72,226	$56,435	$55,328	$29,766	$28,227

	IH&PF		OT&C (1)		Total
	2018	2017	2018	2017	2018	2017
Net interest income (expense)	$26	$23	$147	$208	$1,633	$1,609
Net intersegment interest income (expense)	(6)	(4)	(131)	(171)	—	—
Segment net interest income	20	19	16	37	1,633	1,609
Allocated provision for credit losses	1	2	(5)	7	150	148
Segment net interest income after provision	19	17	21	30	1,483	1,461
Noninterest income	439	463	(4)	(5)	1,180	1,171
Noninterest expense	375	400	83	435	1,686	2,102
Income (loss) before income taxes	83	80	(66)	(410)	977	530
Provision (benefit) for income taxes	21	30	(57)	(228)	186	104
Segment net income (loss)	$62	$50	$(9)	$(182)	$791	$426

Identifiable assets (period end)	$5,789	$5,768	$58,741	$58,952	$220,729	$220,501

(1)	Includes financial data from business units below the quantitative and qualitative thresholds requiring disclosure.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

●
changes in the interest rate environment, including interest rate changes made by the Federal Reserve, as well as cash flow reassessments may reduce net interest margin and/or the volumes and values of loans and deposits as well as the value of other financial assets and liabilities;

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

These and other risk factors are more fully described in this report and in BB&T's Annual Report on Form 10-K for the year ended December 31, 2017 under the sections entitled "Item 1A. Risk Factors" and from time to time, in other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those expressed in or implied by any forward-looking statements. Except to the extent required by applicable law or regulation, BB&T undertakes no obligation to revise or update publicly any forward-looking statements for any reason. Readers should, however, consult any further disclosures of a forward-looking nature BB&T may make in any subsequent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

BB&T is a financial holding company organized under the laws of North Carolina. BB&T conducts operations through its principal bank subsidiary, Branch Bank, and its nonbank subsidiaries.

Regulatory Considerations

The extensive regulatory framework applicable to financial institutions is intended primarily for the protection of depositors, the DIF and the stability of the financial system, rather than for the protection of shareholders and creditors. In addition to banking laws, regulations and regulatory agencies, BB&T is subject to various other laws, regulations, supervision and examination by other regulatory agencies, all of which affect the operations and management of BB&T and its ability to make distributions to shareholders. Refer to BB&T's Annual Report on Form 10-K for the year ended December 31, 2017 for additional disclosures with respect to significant laws and regulations affecting BB&T.

On April 10, 2018, the banking regulators issued a proposal to simplify capital rules for large banks.  The proposal introduces a “stress capital buffer," which would in part integrate the forward-looking stress test results with the non-stress capital requirements. The result would produce capital requirements for large banking organization that are firm-specific and risk-sensitive and reduce the overall number of capital ratios that must be met. The stress capital buffer would equal the decrease in a firm’s CET1 capital ratio in CCAR plus four quarters of planned common stock dividends. A banks stress capital buffer requirement would be subject to a floor of 2.5% of risk-weighted assets.

Executive Summary

Consolidated net income available to common shareholders for the first quarter of 2018 was $745 million. On a diluted per common share basis, earnings for the first quarter of 2018 were $0.94, an increase of $0.48 compared to the first quarter of 2017. First quarter 2018 results were negatively impacted by fee waivers and other costs associated with our system outage in February, which resulted in lost revenue of approximately $15 million and incremental noninterest expenses of approximately $5 million. Results for the first quarter of 2017 included a $392 million loss on the early extinguishment of debt.

BB&T's results of operations for the first quarter of 2018 produced an annualized return on average assets of 1.45%, an annualized return on average risk-weighted assets of 1.81% and an annualized return on average common shareholders' equity of 11.43%, compared to ratios for the same quarter of the prior year of 0.79%, 0.98% and 5.72%, respectively.

Total revenues on a TE basis were $2.8 billion for the first quarter of 2018, an increase of $16 million compared to the same period in 2017. This reflects an increase of $7 million in taxable-equivalent net interest income. Net interest margin was 3.44%, compared to 3.46% for the first quarter of 2017.

The provision for credit losses was $150 million compared to $148 million in the first quarter of 2017. Net charge-offs for the first quarter of 2018 totaled $145 million compared to $148 million for the earlier quarter. Asset quality remains strong despite a $42 million increase to NPAs compared to the fourth quarter of 2017 related to CRE lending and leasing, as well as an increase in foreclosed properties.

Noninterest income was up $9 million compared to the first quarter of 2017. Noninterest expense was $1.7 billion for the first quarter of 2018, down $416 million compared to the earlier quarter. This decrease was primarily driven by a loss of $392 million on the early extinguishment of debt in the earlier period. Excluding this item and merger-related and restructuring charges, noninterest expense was down $16 million as a result of tight expense control.

The provision for income taxes was $186 million for the first quarter of 2018, compared to $104 million for the earlier quarter. This produced an effective tax rate for the first quarter of 2018 of 19.0%, compared to 19.6% for the first quarter of 2017. The provision for income taxes for the current quarter reflects the new lower federal tax rate, whereas the earlier period includes the tax benefits associated with using the marginal income tax rate for the loss on the early extinguishment of debt. The current quarter also reflects $18 million in excess tax benefits from equity-based compensation plans compared to $35 million in the earlier quarter.

BB&T's CET1 capital ratio was 10.2% at March 31, 2018. BB&T declared common dividends of $0.375 per share during the first quarter of 2018, a 13.6% increase compared to the fourth quarter of 2017. This resulted in a dividend payout ratio of 39.2%. The total payout ratio for the first quarter of 2018 was 82.1%.

In April, BB&T announced plans to acquire Regions Insurance, which will increase the retail insurance network in BB&T's core markets across the Southeast and newer markets in Texas, Louisiana and Indiana. The acquisition is expected to close in the third quarter of 2018.

Analysis of Results of Operations

Net Interest Income and NIM

First Quarter 2018 compared to First Quarter 2017

Net interest income on a TE basis was $1.7 billion for the first quarter of 2018, an increase of $7 million compared to the same period in 2017. Interest income increased $129 million, which primarily reflects higher rates. Interest expense increased $122 million due to higher funding costs reflecting the impact of rate increases.

Net interest margin was 3.44%, compared to 3.46% for the first quarter of 2017. Average earning assets increased $2.0 billion, or 1.0%. The increase in average earnings assets reflects a $3.8 billion increase in average securities, partially offset by a $2.0 billion decrease in other earning assets. The decrease in other earning assets was primarily due to lower balances held at the Federal Reserve. Average interest-bearing liabilities decreased $254 million compared to the earlier quarter, as the growth in earning assets was funded by noninterest-bearing deposits, which increased $2.3 billion compared to the earlier quarter. Average interest-bearing deposits decreased $6.5 billion, which was partially offset by increases of $2.9 billion in average long-term debt and $3.4 billion in average short-term borrowings. Noninterest-bearing deposits increased due to organic growth. The annualized TE yield on the total loan portfolio for the first quarter was 4.57%, up 27 basis points compared to the earlier quarter. The annualized TE yield on the average securities portfolio for the first quarter was 2.44%, up two basis points compared to the earlier quarter.

The average annualized cost of interest-bearing deposits was 0.46%, up 20 basis points compared to the first quarter of 2017. The average annualized rate on short-term borrowings was 1.43%, up 100 basis points. The average annualized rate on long-term debt was 2.54%, up 71 basis points. The higher rates on funding liabilities primarily reflect the impact of rate increases.

The following table sets forth the major components of net interest income and the related annualized yields and rates as well as the variances between the periods caused by changes in interest rates versus changes in volumes. Changes attributable to the mix of assets and liabilities have been allocated proportionally between the changes due to rate and the changes due to volume.

Table 1
TE Net Interest Income and Rate / Volume Analysis (1)

Three Months Ended March 31,	Average Balances (6)		Annualized Yield/Rate		Income/Expense		Increase	Change due to
(Dollars in millions)	2018	2017	2018	2017	2018	2017	(Decrease)	Rate	Volume
Assets
Total securities, at amortized cost: (2)
U.S. Treasury	$3,538	$4,730	1.77%	1.72%	$15	$20	$(5)	$1	$(6)
GSE	2,385	2,386	2.23	2.22	13	13	—	—	—
Agency MBS	40,813	34,909	2.42	2.16	248	189	59	24	35
States and political subdivisions	1,215	2,091	3.78	5.13	11	27	(16)	(6)	(10)
Non-agency MBS	375	432	7.73	18.85	7	20	(13)	(11)	(2)
Other	48	59	2.28	1.89	—	—	—	—	—
Total securities	48,374	44,607	2.44	2.42	294	269	25	8	17
Other earning assets (3)	2,250	4,259	4.54	1.49	25	16	9	19	(10)
Loans and leases, net of unearned income: (4)(5)
Commercial and industrial	58,627	57,125	3.72	3.49	537	492	45	32	13
CRE	21,398	19,892	4.47	3.74	234	183	51	37	14
Lease financing	1,872	1,653	3.00	2.84	14	12	2	1	1
Residential mortgage	28,824	29,701	4.00	4.01	289	297	(8)	—	(8)
Direct	11,791	12,014	4.90	4.33	141	129	12	14	(2)
Indirect	16,914	18,137	7.31	6.76	304	302	2	23	(21)
Revolving credit	2,798	2,607	8.94	8.79	67	57	10	2	8
PCI	631	883	19.21	19.72	30	43	(13)	(1)	(12)
Total loans and leases HFI	142,855	142,012	4.57	4.31	1,616	1,515	101	108	(7)
LHFS	1,051	1,686	3.66	3.49	9	15	(6)	1	(7)
Total loans and leases	143,906	143,698	4.57	4.30	1,625	1,530	95	109	(14)
Total earning assets	194,530	192,564	4.04	3.80	1,944	1,815	129	136	(7)
Nonearning assets	26,889	27,397
Total assets	$221,419	$219,961
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-checking	$27,270	$29,578	0.37	0.18	25	13	12	13	(1)
Money market and savings	61,690	64,857	0.44	0.23	67	37	30	32	(2)
Time deposits	13,847	14,924	0.68	0.48	23	17	6	7	(1)
Foreign deposits - interest-bearing	935	929	1.42	0.67	3	2	1	1	—
Total interest-bearing deposits	103,742	110,288	0.46	0.26	118	69	49	53	(4)
Short-term borrowings	5,477	2,105	1.43	0.43	20	2	18	11	7
Long-term debt	23,677	20,757	2.54	1.83	150	95	55	40	15
Total interest-bearing liabilities	132,896	133,150	0.87	0.50	288	166	122	104	18
Noninterest-bearing deposits	53,396	51,095
Other liabilities	5,599	5,813
Shareholders' equity	29,528	29,903
Total liabilities and shareholders' equity	$221,419	$219,961
Average interest-rate spread			3.16%	3.30%
NIM/net interest income			3.44%	3.46%	$1,656	$1,649	$7	$32	$(25)
Taxable-equivalent adjustment					$23	$40

(1)
Yields are stated on a TE basis utilizing the marginal income tax rates. The change in interest not solely due to changes in yield/rate or volume has been allocated on a pro-rata basis based on the absolute dollar amount of each.

(2)	Total securities include AFS and HTM securities.

(3)	Includes cash equivalents, interest-bearing deposits with banks, trading securities, FHLB stock and other earning assets.

(4)	Loan fees, which are not material for any of the periods shown, are included for rate calculation purposes.

(5)	NPLs are included in the average balances.

(6)	Excludes basis adjustments for fair value hedges.

Provision for Credit Losses

First Quarter 2018 compared to First Quarter 2017

The provision for credit losses totaled $150 million for the first quarter of 2018, compared to $148 million for the same period of the prior year.

Net charge-offs were $145 million for the first quarter of 2018 and $148 million for the first quarter of 2017. Net charge-offs were 0.41% of average loans and leases on an annualized basis for the first quarter of 2018, compared to 0.42% of average loans and leases for the same period in 2017.

Noninterest Income

First Quarter 2018 compared to First Quarter 2017

Noninterest income for the first quarter of 2018 was up $9 million compared to the earlier quarter.

Investment banking and brokerage fees and commissions increased $22 million due to higher managed account fees and higher investment banking income. Insurance income decreased $22 million compared to the earlier quarter primarily due to lower performance-based commissions. Service charges on deposits was essentially flat, but was negatively impacted due to fee waivers associated with the system outage as previously mentioned. Other income was essentially flat, as increases from various sundry items were more than offset by a $22 million decrease in income related to assets for certain post-employment benefits, which is primarily offset in other income/expense categories.

Noninterest Expense

First Quarter 2018 compared to First Quarter 2017

Noninterest expense for the first quarter of 2018 was down $416 million compared to the earlier quarter primarily driven by a loss of $392 million on the early extinguishment of debt in the earlier period. Excluding this item and merger-related and restructuring charges, noninterest expense was down $16 million due to tight expense control.

Personnel expense was essentially flat compared to the earlier quarter as lower salaries expense driven by approximately 1,500 fewer FTEs was largely offset by higher pension service cost. Outside IT services decreased $17 million compared to the earlier quarter due to lower project-related expenses. Other expense decreased $14 million compared to the earlier quarter, primarily due to an increase in the expected return on pension plan assets due to higher plan assets.

Segment Results

See Note 16. Operating Segments herein and Note 19. Operating Segments in BB&T's Annual Report on Form 10-K for the year ended December 31, 2017, for additional disclosures related to BB&T's reportable business segments. Fluctuations in noninterest income and noninterest expense incurred directly by the segments are more fully discussed in the "Noninterest Income" and "Noninterest Expense" sections above.

Table 2
Net Income by Reportable Segment

Three Months Ended March 31,
(Dollars in millions)	2018	2017
Community Banking Retail and Consumer Finance	$324	$254
Community Banking Commercial	270	195
Financial Services and Commercial Finance	144	109
Insurance Holdings and Premium Finance	62	50
Other, Treasury & Corporate	(9)	(182)
BB&T Corporation	$791	$426

First Quarter 2018 compared to First Quarter 2017

Community Banking Retail and Consumer Finance

CB-Retail serves retail clients by offering a variety of loan and deposit products, payment services, bankcard products and other financial services by connecting clients to a wide range of financial products and services. CB-Retail includes Dealer Retail Services which originates loans on an indirect basis to consumers for the purchase of automobiles, boats and recreational vehicles. Additionally, CB-Retail includes specialty finance lending, small equipment leasing and other products for consumers. CB-Retail also includes Residential Mortgage Banking which originates and purchases mortgage loans to either hold for investment or sell to third-parties. BB&T generally retains the servicing rights to loans sold. Mortgage products include fixed and adjustable-rate government guaranteed and conventional loans used for the purpose of constructing, purchasing or refinancing residential properties. Substantially all of the properties are owner-occupied. Residential Mortgage Banking also includes Mortgage Warehouse Lending, which provides short-term lending solutions to finance first-lien residential mortgages held-for-sale by independent mortgage companies.

CB-Retail net income was $324 million for the first quarter of 2018, an increase of $70 million compared to the earlier quarter. Segment net interest income increased due to higher funding spreads on deposits and a change in mix to higher yielding loans, partially offset by lower credit spreads on loans. Noninterest income increased primarily due to higher bankcard fees and merchant discounts. The provision for income taxes declined $45 million due to a lower tax rate compared to the earlier quarter.

CB-Retail average loans and leases held for investment decreased $2.3 billion, or 3.5%, compared to the earlier quarter, primarily driven by a decline in sales finance loans due to the strategic decision to optimize the size of the portfolio and direct investments towards higher-yielding assets.

CB-Retail average total deposits decreased $392 million, or 0.5%, compared to the earlier quarter. Average noninterest-bearing deposits increased $1.5 billion while average time deposits and interest checking fell $1.3 billion and $467 million, respectively.

Community Banking Commercial

CB-Commercial serves large, medium and small business clients by offering a variety of loan and deposit products and by connecting clients to the combined organization’s broad array of financial services. CB-Commercial includes CRE lending, commercial and industrial lending, corporate banking, asset-based lending, dealer inventory financing, tax exempt financing, cash management and treasury services, and commercial deposit products.

CB-Commercial net income was $270 million for the first quarter of 2018, an increase of $75 million compared to the earlier quarter. Segment net interest income increased $27 million driven primarily by higher funding spreads on deposits, average noninterest-bearing deposit growth and average loan growth, partially offset by lower credit spreads on loans. The allocated provision for credit losses increased $33 million primarily due to a normalization in loss estimates and higher net charge-offs. Noninterest expense decreased $53 million driven primarily by a decline in personnel expense due to a third quarter of 2017 change in approach for allocating capitalized loan origination costs, as well as lower allocated corporate expenses. The provision for income taxes declined $25 million compared to the earlier quarter due to a lower tax rate.

CB-Commercial average loans and leases held for investment increased $1.2 billion, or 2.3%, compared to the earlier quarter, driven primarily by an increase in average commercial real estate loans.

CB-Commercial average total deposits decreased $167 million, or 0.3%, compared to the earlier quarter. Noninterest bearing deposits increased $1.0 billion while average interest checking and money market and savings declined $791 million and $223 million, respectively.

Financial Services and Commercial Finance

FS&CF provides personal trust administration, estate planning, investment counseling, wealth management, asset management, corporate retirement services, capital markets and corporate banking services, specialty finance and corporate trust services to individuals, corporations, institutions, foundations and government entities. In addition, the segment includes BB&T Securities, a full-service brokerage and investment banking firm, which offers clients a variety of investment services, including discount brokerage services, equities, annuities, mutual funds and government bonds. The Corporate Banking Division originates and services large corporate relationships, syndicated lending relationships and client derivatives while the specialty finance products offered by FS&CF include equipment finance, tax-exempt financing for local governments and special-purpose entities, and full-service commercial mortgage banking lending.

FS&CF net income was $144 million for the first quarter of 2018, an increase of $35 million compared to the earlier quarter. Noninterest income increased $21 million due to higher investment banking and brokerage fees and commissions, primarily driven by higher managed account fees and higher investment banking income. The allocated provision for credit losses decreased due to a decline in net charge-offs. Noninterest expense increased due to higher personnel expense primarily resulting from increased incentive expense. The provision for income taxes declined primarily due to a lower tax rate.

FS&CF average loans and leases held for investment increased $2.3 billion, or 9.5%, compared to the earlier quarter. Corporate Banking's average loans and leases held for investment increased $890 million, or 6.2%, compared to the earlier quarter, while BB&T Wealth's average loans and leases held for investment increased $271 million, or 17.1%. Average loans and leases held for investment at Governmental Finance increased $598 million, or 13.0%, compared to the earlier quarter and increased 14.5% and 14.0%, respectively, for Equipment Finance and Grandbridge.

FS&CF average total deposits decreased $3.7 million, or 11.5%, compared to the earlier quarter, primarily driven by an initiative to reduce non-core deposits that were indexed to LIBOR.

Insurance Holdings and Premium Finance

BB&T's insurance agency / brokerage network is the fifth largest in the world. IH&PF provides property and casualty, employee benefits and life insurance to businesses and individuals. It also provides small business and corporate services, such as workers compensation and professional liability, as well as surety coverage and title insurance. Additionally, IH&PF includes commercial and retail insurance premium finance.

IH&PF net income was $62 million for the first quarter of 2018, an increase of $12 million compared to the earlier quarter. Noninterest income decreased $24 million primarily due to lower performance-based commissions.

Noninterest expense decreased $25 million primarily due to declines in business referral expense, merger-related and restructuring charges and personnel expense. The provision for income taxes decreased compared to the earlier quarter due to a lower tax rate.

Other, Treasury & Corporate

Net income in OT&C can vary due to the changing needs of the Corporation, including the size of the investment portfolio, the need for wholesale funding and income received from derivatives used to hedge the balance sheet.

OT&C generated a net loss of $9 million in the first quarter of 2018, compared to a net loss of $182 million in the earlier quarter. Segment net interest income decreased $21 million primarily due to an increase in the rate and average balances for long-term debt. The allocated provision for credit losses decreased due to a decline in the provision for PCI loans and a decrease in the provision for unfunded lending commitments. Noninterest expense decreased $352 million due to a $392 million loss on the early extinguishment of debt in the earlier period, partially offset by an increase in personnel expense due to a third quarter of 2017 change in approach for allocating capitalized loan origination costs. The benefit for income taxes fell $171 million primarily due to a decline in pre-tax loss and lower excess tax benefits from equity-based compensation plans.

Analysis of Financial Condition

Investment Activities

The total securities portfolio was $47.4 billion at March 31, 2018, compared to $47.6 billion at December 31, 2017. As of March 31, 2018, the securities portfolio included $25.0 billion of AFS securities (at fair value) and $22.4 billion of HTM securities (at amortized cost).

The effective duration of the securities portfolio was 5.1 years at March 31, 2018, compared to 4.7 years at December 31, 2017. The duration of the securities portfolio excludes certain non-agency MBS.

See Note 2. Securities herein for additional disclosures related to BB&T's evaluation of securities for OTTI.

Lending Activities

Loans HFI totaled $143.0 billion at March 31, 2018, compared to $143.7 billion at December 31, 2017. This decrease was primarily related to indirect loans and revolving credit loans. Management continuously evaluates the composition of the loan portfolio taking into consideration the current and expected market conditions, interest rate environment and risk profiles to optimize profitability. Based upon this evaluation, management may decide to focus efforts on growing or decreasing exposures in certain portfolios through both organic changes and portfolio acquisitions or sales.

The following table presents the composition of average loans and leases:

Table 3
Quarterly Average Balances of Loans and Leases

For the Three Months Ended
(Dollars in millions)	3/31/2018	12/31/2017	9/30/2017	6/30/2017	3/31/2017
Commercial:
Commercial and industrial	$58,627	$58,478	$58,211	$58,150	$57,125
CRE	21,398	20,998	20,776	20,304	19,892
Lease financing	1,872	1,851	1,732	1,664	1,653
Retail:
Residential mortgage	28,824	28,559	28,924	29,392	29,701
Direct	11,791	11,901	11,960	12,000	12,014
Indirect	16,914	17,426	17,678	18,127	18,137
Revolving credit	2,798	2,759	2,668	2,612	2,607
PCI	631	689	742	825	883
Total average loans and leases HFI	$142,855	$142,661	$142,691	$143,074	$142,012

Average loans held for investment for the first quarter of 2018 were $142.9 billion, up $194 million compared to the fourth quarter of 2017.

Average commercial and industrial loans increased $149 million, as production late in the prior quarter led to higher average balances. This was partially offset by a seasonal decline in average mortgage warehouse loans. Average CRE increased $400 million due to growth in loans for income producing properties. In addition, average residential mortgage loans increased $265 million due to a change to retain a portion of the conforming mortgage production rather than selling substantially all such production.

Average indirect retail loans decreased $512 million, primarily due to seasonality, strategic optimization and directing investments toward higher-yielding assets.

Asset Quality

The following tables summarize asset quality information for the past five quarters:

Table 4
Asset Quality

(Dollars in millions)	3/31/2018	12/31/2017	9/30/2017	6/30/2017	3/31/2017
NPAs (1)
NPLs:
Commercial and industrial	$257	$259	$288	$300	$355
CRE	67	45	41	50	60
Lease financing	13	1	2	3	4
Residential mortgage	127	129	141	131	172
Direct	64	64	64	65	66
Indirect	74	72	70	63	66
Total nonaccrual loans and leases HFI (1)(2)	602	570	606	612	723
Foreclosed real estate	40	32	46	48	49
Other foreclosed property	27	25	28	30	29
Total nonperforming assets (1)(2)	$669	$627	$680	$690	$801

Performing TDRs (3):
Commercial and industrial	$38	$50	$62	$50	$51
CRE	12	16	22	24	25
Residential mortgage	627	605	609	603	771
Direct	59	62	63	63	65
Indirect	277	281	267	244	244
Revolving credit	29	29	29	29	29
Total performing TDRs (3)(4)	$1,042	$1,043	$1,052	$1,013	$1,185

Loans 90 days or more past due and still accruing:
Commercial and industrial	$—	$1	$—	$—	$—
CRE	—	1	—	—	—
Residential mortgage (5)	420	465	409	401	438
Direct	6	6	9	7	7
Indirect	5	6	6	4	5
Revolving credit	11	12	11	10	10
PCI	48	57	70	71	82
Total loans 90 days or more past due and still accruing (5)	$490	$548	$505	$493	$542

Loans 30-89 days past due:
Commercial and industrial	$31	$41	$47	$32	$36
CRE	10	8	8	3	12
Lease financing	1	4	1	2	1
Residential mortgage (6)	400	472	455	393	401
Direct	55	65	55	54	55
Indirect	272	412	358	341	251
Revolving credit	21	23	22	20	20
PCI	24	27	41	29	29
Total loans 30-89 days past due (6)	$814	$1,052	$987	$874	$805
Excludes loans held for sale.

(1)	PCI loans are accounted for using the accretion method.

(2)
Sales of nonperforming loans totaled $33 million, $44 million, $19 million, $75 million and $74 million for the quarter ended March 31, 2018, December 31, 2017, September 30, 2017, June 30, 2017 and March 31, 2017, respectively.

(3)
Excludes TDRs that are nonperforming totaling $196 million, $189 million, $203 million, $214 million and $218 million at March 31, 2018, December 31, 2017, September 30, 2017, June 30, 2017 and March 31, 2017, respectively. These amounts are included in total nonperforming assets.

(4)
Sales of performing TDRs, which were primarily residential mortgage loans, totaled $29 million, $44 million, $49 million, $203 million and $48 million for the quarter ended March 31, 2018, December 31, 2017, September 30, 2017, June 30, 2017 and March 31, 2017, respectively.

(5)
Includes government guaranteed GNMA mortgage loans that BB&T has the right but not the obligation to repurchase that are past due 90 days or more totaling $23 million, $66 million, $45 million, $32 million and $29 million at March 31, 2018, December 31, 2017, September 30, 2017, June 30, 2017 and March 31, 2017, respectively.

(6)
Includes government guaranteed GNMA mortgage loans that BB&T has the right but not the obligation to repurchase that are past due 30-89 days totaling $1 million, $2 million, $2 million, $2 million and $2 million at March 31, 2018, December 31, 2017, September 30, 2017, June 30, 2017 and March 31, 2017, respectively.

Table 5
Asset Quality Ratios

As of / For the Three Months Ended	3/31/2018	12/31/2017	9/30/2017	6/30/2017	3/31/2017
Asset Quality Ratios:
NPLs as a percentage of loans and leases HFI	0.42%	0.40%	0.42%	0.43%	0.51%
NPAs as a percentage of:
Total assets	0.30	0.28	0.31	0.31	0.36
Loans and leases HFI plus foreclosed property	0.47	0.44	0.48	0.48	0.56
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI	0.34	0.38	0.35	0.34	0.38
Loans 30-89 days past due and still accruing as a percentage of loans and leases HFI	0.57	0.73	0.69	0.61	0.56
Net charge-offs as a percentage of average loans and leases HFI	0.41	0.36	0.35	0.37	0.42
ALLL as a percentage of loans and leases HFI	1.05	1.04	1.04	1.03	1.04
Ratio of ALLL to:
Net charge-offs	2.55x	2.89x	2.93x	2.80x	2.49x
NPLs	2.49x	2.62x	2.44x	2.43x	2.05x

Asset Quality Ratios (Excluding Government Guaranteed and PCI): (1)
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI	0.04%	0.05%	0.05%	0.05%	0.06%
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

Nonperforming assets totaled $669 million at March 31, 2018, up $42 million compared to December 31, 2017. Nonperforming loans and leases represented 0.42% of loans and leases held for investment, a slight increase compared to December 31, 2017. The increase in nonperforming assets was primarily related to CRE lending and leasing, as well as an increase in foreclosed properties.

The following table presents activity related to NPAs:

Table 6
Rollforward of NPAs

Three Months Ended March 31,
(Dollars in millions)	2018	2017
Balance, January 1	$627	$813
New NPAs	363	387
Advances and principal increases	89	65
Disposals of foreclosed assets (1)	(119)	(128)
Disposals of NPLs (2)	(33)	(74)
Charge-offs and losses	(64)	(71)
Payments	(152)	(147)
Transfers to performing status	(41)	(43)
Other, net	(1)	(1)
Ending balance, March 31	$669	$801

(1)	Includes charge-offs and losses recorded upon sale of $23 million and $61 million for the three months ended March 31, 2018 and 2017, respectively.

(2)	Includes charge-offs and losses recorded upon sale of $10 million and $11 million for the three months ended March 31, 2018 and 2017, respectively.

Loans 30-89 days past due and still accruing totaled $814 million at March 31, 2018, down $238 million compared to the prior quarter. The decrease was primarily due to expected seasonality in indirect lending and residential mortgage.

Loans 90 days or more past due and still accruing totaled $490 million at March 31, 2018, down $58 million compared to the prior quarter, primarily due to a decrease in residential mortgage loans. The ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.34% at March 31, 2018, compared to 0.38% for the prior quarter. Excluding government guaranteed and PCI loans, the ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.04% at March 31, 2018, an improvement of one basis point from the prior quarter.

Problem loans include loans on nonaccrual status or loans that are 90 days or more past due and still accruing as disclosed in Table 4. In addition, for the commercial portfolio segment, loans that are rated special mention or substandard performing are closely monitored by management as potential problem loans. Refer to Note 3. Loans and ACL herein for additional disclosures related to these potential problem loans.

Certain residential mortgage loans have an initial period where the borrower is only required to pay the periodic interest. After the interest-only period, the loan will require the payment of both interest and principal over the remaining term. At March 31, 2018, approximately $633 million of the outstanding balances of residential mortgage loans were in the interest-only phase. Approximately 96.1% of the interest-only balances will begin amortizing within the next three years.

Home equity lines, which are a component of the direct retail portfolio, generally require interest-only payments during the first 15 years after origination. After this initial period, the outstanding balance begins amortizing and requires the payment of both interest and principal. At March 31, 2018, the direct retail lending portfolio includes $8.3 billion of variable rate home equity lines and $1.0 billion of variable rate other lines of credit. Approximately $6.4 billion of the variable rate home equity lines is currently in the interest-only phase and approximately 8.5% of these balances will begin amortizing within the next three years. Approximately $913 million of the outstanding balance of variable rate other lines of credit is in the interest-only phase and 15.2% of these balances will begin amortizing within the next three years. Variable rate home equity lines and other lines of credit typically reset on a monthly basis.

TDRs occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term and a concession has been granted to the borrower. As a result, BB&T will work with the borrower to prevent further difficulties and ultimately improve the likelihood of recovery on the loan. To facilitate this process, a concessionary modification that would not otherwise be considered may be granted, resulting in classification of the loan as a TDR. Refer to Note 1. Summary of Significant Accounting Policies in the Annual Report on Form 10-K for the year ended December 31, 2017 for additional policy information regarding TDRs.

Performing TDRs were essentially flat during the first quarter, as the commercial and industrial and CRE portfolios were down while government guaranteed residential mortgage loans increased.

The following table provides a summary of performing TDR activity:

Table 7
Rollforward of Performing TDRs

(Dollars in millions)	2018	2017
Balance, January 1	$1,043	$1,187
Inflows	133	180
Payments and payoffs	(42)	(62)
Charge-offs	(17)	(15)
Transfers to nonperforming TDRs, net	(27)	(24)
Removal due to the passage of time	(14)	(33)
Non-concessionary re-modifications	(5)	—
Sold and transferred to LHFS	(29)	(48)
Balance, March 31	$1,042	$1,185

The following table provides further details regarding the payment status of TDRs outstanding at March 31, 2018:

Table 8
Payment Status of TDRs

March 31, 2018			Past Due		Past Due
(Dollars in millions)	Current Status		30-89 Days		90 Days Or More		Total
Performing TDRs (1):
Commercial:
Commercial and industrial	$38	100.0%	$—	—%	$—	—%	$38
CRE	12	100.0	—	—	—	—	12
Retail:
Residential mortgage	346	55.2	102	16.3	179	28.5	627
Direct	57	96.6	2	3.4	—	—	59
Indirect	239	86.3	38	13.7	—	—	277
Revolving credit	24	82.8	4	13.8	1	3.4	29
Total performing TDRs	716	68.7	146	14.0	180	17.3	1,042
Nonperforming TDRs (2)	98	50.0	28	14.3	70	35.7	196
Total TDRs	$814	65.7	$174	14.1	$250	20.2	$1,238

(1)	Past due performing TDRs are included in past due disclosures.

(2)	Nonperforming TDRs are included in NPL disclosures.

ACL

Activity related to the ACL is presented in the following tables:

Table 9
Activity in ACL

	For The Three Months Ended
(Dollars in millions)	3/31/2018	12/31/2017	9/30/2017	6/30/2017	3/31/2017
Balance, beginning of period	$1,609	$1,601	$1,602	$1,599	$1,599
Provision for credit losses (excluding PCI loans)	153	137	128	151	146
Provision (benefit) for PCI loans	(3)	1	(2)	(16)	2
Charge-offs:
Commercial and industrial	(23)	(23)	(13)	(26)	(33)
CRE	(6)	(2)	(4)	(3)	(1)
Lease financing	(1)	(1)	(2)	(1)	(1)
Residential mortgage	(4)	(8)	(7)	(20)	(12)
Direct	(19)	(15)	(16)	(16)	(14)
Indirect	(107)	(104)	(103)	(88)	(107)
Revolving credit	(21)	(19)	(17)	(19)	(21)
PCI	—	—	(1)	—	—
Total charge-offs	(181)	(172)	(163)	(173)	(189)
Recoveries:
Commercial and industrial	8	12	8	9	7
CRE	2	4	3	3	6
Lease financing	—	1	1	—	—
Residential mortgage	—	1	—	1	—
Direct	6	6	6	7	6
Indirect	15	13	14	16	17
Revolving credit	5	5	4	5	5
Total recoveries	36	42	36	41	41
Net charge-offs	(145)	(130)	(127)	(132)	(148)
Balance, end of period	$1,614	$1,609	$1,601	$1,602	$1,599

ALLL (excluding PCI loans)	$1,473	$1,462	$1,451	$1,455	$1,441
ALLL for PCI loans	25	28	27	30	46
RUFC	116	119	123	117	112
Total ACL	$1,614	$1,609	$1,601	$1,602	$1,599

The ACL, which consists of the ALLL and the RUFC, totaled $1.6 billion at March 31, 2018, essentially flat compared to December 31, 2017.

The ALLL, excluding PCI, was $1.5 billion, up $11 million compared to December 31, 2017. The allowance for PCI loans was $25 million, down $3 million compared to December 31, 2017. As of March 31, 2018, the total allowance for loan and lease losses was 1.05% of loans and leases held for investment, compared to 1.04% at December 31, 2017. These amounts include acquired loans, which were marked to fair value and did not receive an ALLL at the acquisition date.

The ALLL was 2.49 times NPLs held for investment, compared to 2.62 times at December 31, 2017. At March 31, 2018, the ALLL was 2.55 times annualized quarterly net charge-offs, compared to 2.89 times at December 31, 2017.

Net charge-offs during the first quarter of 2018 totaled $145 million, or 0.41% of average loans and leases, compared to $148 million, or 0.42% of average loans and leases for the first quarter of 2017.

Refer to Note 3. Loans and ACL for additional disclosures.

The following table presents an allocation of the ALLL at March 31, 2018 and December 31, 2017. This allocation of the ALLL is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 10
Allocation of ALLL by Category

	March 31, 2018		December 31, 2017
(Dollars in millions)	Amount	% Loans in each category	Amount	% Loans in each category
Commercial and industrial	$522	41.4%	$522	41.1%
CRE	175	15.0	160	14.8
Lease financing	10	1.3	9	1.3
Residential mortgage	216	20.1	209	20.0
Direct	99	8.2	106	8.3
Indirect	347	11.7	348	12.0
Revolving credit	104	1.9	108	2.0
PCI	25	0.4	28	0.5
Total ALLL	1,498	100.0%	1,490	100.0%
RUFC	116		119
Total ACL	$1,614		$1,609

Deposits

Deposits totaled $158.2 billion at March 31, 2018, an increase of $825 million from December 31, 2017. Noninterest-bearing deposits increased $1.3 billion and time deposits increased $555 million. These increases were partially offset by a $588 million decrease in money market and savings and a $460 million decrease in interest checking.

The following table presents the composition of average deposits for the last five quarters:

Table 11
Composition of Average Deposits

Three Months Ended
(Dollars in millions)	3/31/2018	12/31/2017	9/30/2017	6/30/2017	3/31/2017
Noninterest-bearing deposits	$53,396	$54,288	$53,489	$52,573	$51,095
Interest checking	27,270	26,746	27,000	28,849	29,578
Money market and savings	61,690	61,693	61,450	64,294	64,857
Time deposits	13,847	13,744	13,794	14,088	14,924
Foreign office deposits - interest-bearing	935	1,488	1,681	459	929
Total average deposits	$157,138	$157,959	$157,414	$160,263	$161,383

Average deposits for the first quarter were $157.1 billion, down $821 million compared to the prior quarter. Average noninterest-bearing deposits decreased $892 million, primarily due to decreases in commercial balances, partially offset by increases in personal and public funds balances.

Interest checking increased $524 million, primarily due to increases in commercial and public funds balances. Average time deposits increased $103 million primarily due to increases in commercial balances. Average foreign office deposits decreased $553 million due to changes in the overall funding mix.

Noninterest-bearing deposits represented 34.0% of total average deposits for the first quarter, compared to 34.4% for the prior quarter and 31.7% a year ago. The cost of interest-bearing deposits was 0.46% for the first quarter, up six basis points compared to the prior quarter.

Borrowings

At March 31, 2018, short-term borrowings totaled $4.3 billion, a decrease of $617 million compared to December 31, 2017. Short-term borrowings fluctuate based on the Company's funding needs. Long-term debt totaled $23.4 billion at March 31, 2018, a decrease of $238 million compared to December 31, 2017.

Shareholders' Equity

Total shareholders' equity was $29.7 billion at March 31, 2018, down $33 million from December 31, 2017. Significant additions include net income of $791 million. Significant decreases include common and preferred dividends totaling $335 million, $320 million of share repurchases and the OCI net loss of $178 million, primarily due to declines in AFS securities valuations. BB&T's book value per common share at March 31, 2018 was $34.06, compared to $34.01 at December 31, 2017.

Merger-Related and Restructuring Activities

In conjunction with the consummation of an acquisition or the implementation of a restructuring initiative, BB&T typically accrues certain merger-related and restructuring expenses, which may include estimated severance and other personnel-related costs, costs to terminate lease contracts, costs related to the disposal of duplicate facilities and equipment, costs to terminate data processing contracts and other costs associated with the acquisition or restructuring activity. Merger-related and restructuring accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at March 31, 2018 are expected to be utilized within one year, unless they relate to specific contracts that expire later. The following table presents a summary of merger-related and restructuring charges and the related accruals:

Table 12
Merger-Related and Restructuring Charges and Related Accruals

(Dollars in millions)	Accrual at Jan 1, 2018	Expense	Utilized	Accrual at Mar 31, 2018
Severance and personnel-related	$14	$3	$(9)	$8
Occupancy and equipment (1)	20	18	(19)	19
Professional services	—	1	—	1
Systems conversion and related costs (1)	—	5	(5)	—
Other adjustments	—	1	(1)	—
Total	$34	$28	$(34)	$28

(1)	Includes asset impairment charges.

Critical Accounting Policies

The accounting and reporting policies of BB&T are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. BB&T's financial position and results of operations are affected by management's application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Different assumptions in the application of these policies could result in material changes in the consolidated financial position and/or consolidated results of operations and related disclosures. The more critical accounting and reporting policies include accounting for the ACL, determining fair value of financial instruments, intangible assets, costs and benefit obligations associated with pension and postretirement benefit plans, and income taxes. Understanding BB&T's accounting policies is fundamental to understanding the consolidated financial position and consolidated results of operations. Accordingly, the critical accounting policies are discussed in detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in BB&T's Annual Report on Form 10-K for the year ended December 31, 2017. Significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in detail in Note 1. Summary of Significant Accounting Policies in BB&T's Annual Report on Form 10-K for the year ended December 31, 2017. Additional disclosures regarding the effects of new accounting pronouncements are included in the "Basis of Presentation" Note included herein. There have been no other changes to the significant accounting policies during 2018.

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

The principal types of inherent risk include compliance, credit, liquidity, market, operational, reputation and strategic risks. Refer to BB&T's Annual Report on Form 10-K for the year ended December 31, 2017 for disclosures related to each of these risks under the section titled "Risk Management."

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

BB&T uses derivatives primarily to manage economic risk related to securities, commercial loans, MSRs and mortgage banking operations, long-term debt and other funding sources. BB&T also uses derivatives to facilitate transactions on behalf of its clients. As of March 31, 2018, BB&T had derivative financial instruments outstanding with notional amounts totaling $78.6 billion, with a net fair value loss of $213 million. See Note 14. Derivative Financial Instruments for additional disclosures.

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

Table 13
Interest Sensitivity Simulation Analysis

Interest Rate Scenario			Annualized Hypothetical Percentage Change in Net Interest Income
Linear Change in Prime Rate	Prime Rate
	Mar 31, 2018	Mar 31, 2017	Mar 31, 2018	Mar 31, 2017
Up 200 bps	6.75%	6.00%	3.96%	3.85%
Up 100	5.75	5.00	2.53	2.61
No Change	4.75	4.00	—	—
Down 25	4.50	3.75	(1.02)	(1.26)
Down 100	3.75	3.00	(5.77)	N/A

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

Beta represents the correlation between overall market interest rates and the rates paid by BB&T on interest-bearing deposits. BB&T applies an average beta of approximately 50% to its non-maturity interest bearing deposit accounts for determining its interest rate sensitivity. Non-maturity interest bearing deposit accounts include interest checking accounts, savings accounts, and money market accounts that do not have a contractual maturity. Due to current market conditions the actual deposit beta on non-maturity interest bearing deposits has been less than 20%; however, BB&T expects the beta to increase as rates continue to rise. BB&T regularly conducts sensitivity on other key variables to determine the impact they could have on the interest rate risk position. This allows BB&T to evaluate the likely impact on its balance sheet management strategies due to a more extreme variation in a key assumption than expected.

The following table shows the effect that the loss of demand deposits and an associated increase in managed rate deposits would have on BB&T’s interest-rate sensitivity position. For purposes of this analysis, BB&T modeled the incremental beta for the replacement of the lost demand deposits at 100%.

Table 14
Deposit Mix Sensitivity Analysis

Linear Change in Rates	Base Scenario at March 31, 2018 (1)	Results Assuming a Decrease in Noninterest Bearing Demand Deposits

		$1 Billion	$5 Billion
Up 200 bps	3.96%	3.75%	2.92%
Up 100	2.53	2.40	1.89
(1) The base scenario is equal to the annualized hypothetical percentage change in net interest income at March 31, 2018 as presented in the preceding table.

If rates increased 200 basis points, BB&T could absorb the loss of $19.1billion, or 34.6%, of noninterest bearing deposits and replace them with managed rate deposits with a beta of 100% before becoming neutral to interest rate changes.

The following table shows the effect that the indicated changes in interest rates would have on EVE. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related and other assets, cash flows and maturities of derivative financial instruments, loan volumes and pricing and deposit sensitivity.

Table 15
EVE Simulation Analysis

Change in Interest Rates	EVE/Assets		Hypothetical Percentage Change in EVE
	Mar 31, 2018	Mar 31, 2017	Mar 31, 2018	Mar 31, 2017
Up 200 bps	11.9%	12.2%	(6.7)%	1.3%
Up 100	12.4	12.3	(2.2)	1.8
No Change	12.7	12.1	—	—
Down 25	12.7	11.9	(0.1)	(1.1)
Down 100	12.3	N/A	(3.5)	N/A

Market Risk from Trading Activities

BB&T also manages market risk from trading activities which consists of acting as a financial intermediary to provide its customers access to derivatives, foreign exchange and securities markets. Trading market risk is managed through the use of statistical and non-statistical risk measures and limits. BB&T utilizes a historical VaR methodology to measure and aggregate risks across its covered trading BUs. This methodology uses two years of historical data to estimate economic outcomes for a one-day time horizon at a 99% confidence level. The average 99% one-day VaR and the maximum daily VaR for the three months ended March 31, 2018 and 2017, respectively, were each less than $1 million. Market risk disclosures under Basel II.5 are available in the Additional Disclosures section of the Investor Relations site on BBT.com.

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

BB&T monitors the ability to meet customer demand for funds under both normal and stressed market conditions. In considering its liquidity position, management evaluates BB&T’s funding mix based on client core funding, client rate-sensitive funding and national markets funding. In addition, management also evaluates exposure to rate-sensitive funding sources that mature in one year or less. Management also measures liquidity needs against 30 days of stressed cash outflows for Branch Bank and BB&T. To ensure a strong liquidity position, management maintains a liquid asset buffer of cash on hand and highly liquid unpledged securities. BB&T follows the FRB's enhanced prudential standards for purposes of determining the liquid asset buffer. BB&T’s policy is to use the greater of either 5% of total assets or a range of projected net cash outflows over a 30 day period. As of March 31, 2018 and December 31, 2017, BB&T's liquid asset buffer was 15.1% and 14.3%, respectively, of total assets.

BB&T is considered to be a "modified LCR" holding company. BB&T would be subject to full LCR requirements if its assets were to increase above $250 billion or if it were to be considered internationally active. BB&T produces LCR calculations to effectively manage the position of High-Quality Liquid Assets and the balance sheet deposit mix to optimize BB&T's liquidity position. BB&T's LCR was approximately 144% at March 31, 2018, compared to the regulatory minimum for such entities of 100%, which puts BB&T in full compliance with the rule. The LCR can experience volatility due to issues like maturing debt rolling into the 30 day measurement period, or client inflows and outflows. The daily change in BB&T’s LCR averaged less than 2% during 2018 with a maximum change of approximately 12%.

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

Liquidity at the Parent Company is more susceptible to market disruptions. BB&T prudently manages cash levels at the Parent Company to cover a minimum of one year of projected cash outflows which includes unfunded external commitments, debt service, common and preferred dividends and scheduled debt maturities without the benefit of any new cash infusions. Generally, BB&T maintains a significant buffer above the projected one year of cash outflows. In determining the buffer, BB&T considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, being a source of strength to its banking subsidiary and being able to withstand sustained market disruptions that could limit access to the capital markets. At March 31, 2018 and December 31, 2017, the Parent Company had 26 months and 29 months, respectively, of cash on hand to satisfy projected contractual cash outflows, and 21 months and 23 months, respectively, taking into account common stock dividends.

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

Branch Bank has several major sources of funding to meet its liquidity requirements, including access to capital markets through issuance of senior or subordinated bank notes and institutional CDs, access to the FHLB system, dealer repurchase agreements and repurchase agreements with commercial clients, access to the overnight and term Federal funds markets, use of a Cayman branch facility, access to retail brokered CDs and a borrower in custody program with the FRB for the discount window. At March 31, 2018, Branch Bank has approximately $80.0 billion of secured borrowing capacity, which represents approximately 7.8 times the amount of one year wholesale funding maturities.

Contractual Obligations, Commitments, Contingent Liabilities, Off-Balance Sheet Arrangements and Related Party Transactions

Refer to BB&T's Annual Report on Form 10-K for the year ended December 31, 2017 for discussion with respect to BB&T's quantitative and qualitative disclosures about its fixed and determinable contractual obligations. Additional disclosures about BB&T's contractual obligations, commitments and derivative financial instruments are included in Note 12. Commitments and Contingencies, Note 13. Fair Value Disclosures and Note 14. Derivative Financial Instruments.

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

Table 16
Capital Under Basel III

	Minimum Capital	Well-Capitalized	Minimum Capital Plus Capital Conservation Buffer		BB&T Targets
			2018	2019 (1)	Operating	Stressed
CET1 capital to risk-weighted assets	4.5%	6.5%	6.375%	7.000%	8.5%	6.0%
Tier 1 capital to risk-weighted assets	6.0	8.0	7.875	8.500	10.0	7.5
Total capital to risk-weighted assets	8.0	10.0	9.875	10.500	12.0	9.5
Leverage ratio	4.0	5.0	N/A	N/A	8.0	5.5

(1)	BB&T's goal is to maintain capital levels above the 2019 requirements.

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

Table 17
Capital Ratios (1)

(Dollars in millions, except per share data, shares in thousands)	Mar 31, 2018	Dec 31, 2017
Risk-based:
CET1 capital to risk-weighted assets	10.2%	10.2%
Tier 1 capital to risk-weighted assets	12.0	11.9
Total capital to risk-weighted assets	14.0	13.9
Leverage ratio	9.9	9.9

Non-GAAP capital measure (2):
Tangible common equity per common share	$20.86	$20.80

Calculation of tangible common equity (2):
Total shareholders' equity	$29,662	$29,695
Less:
Preferred stock	3,053	3,053
Noncontrolling interests	50	47
Intangible assets	10,296	10,329
Tangible common equity	$16,263	$16,266

Risk-weighted assets	$176,948	$177,217
Common shares outstanding at end of period	779,752	782,006

(1)	Current quarter regulatory capital information is preliminary.

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

Capital levels remained strong at March 31, 2018. BB&T declared total common dividends of $0.375 per share (up 13.6% from the fourth quarter) during the first quarter of 2018, which resulted in a dividend payout ratio of 39.2%. The Company also completed $320 million of share repurchases during the first quarter of 2018, which resulted in a total payout ratio of 82.1%.

Share Repurchase Activity

Table 18
Share Repurchase Activity

(Dollars in millions, except per share data, shares in thousands)	Total Shares Repurchased	Average Price Paid Per Share (1)	Total Shares Repurchased Pursuant to Publicly-Announced Plan (2)	Maximum Remaining Dollar Value of Shares Available for Repurchase Pursuant to Publicly-Announced Plan
January 2018	4,759	$54.67	4,757	$380
February 2018	1,129	54.67	1,096	320
March 2018	25	54.62	—	320
Total	5,913	54.67	5,853

(1)	Excludes commissions.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to the "Commitments and Contingencies" note in the "Notes to Consolidated Financial Statements."

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in BB&T's Annual Report on Form 10-K for the year ended December 31, 2017. Additional risks and uncertainties not currently known to BB&T or that management has deemed to be immaterial also may materially adversely affect BB&T's business, financial condition, and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Refer to "Share Repurchase Activity" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section herein.

ITEM 6. EXHIBITS

Exhibit No.	Description	Location
10.1*	Form of LTIP Award Agreement for the BB&T Corporation 2012 Incentive Plan (effective 2018).	Filed herewith.
10.2*	Form of Performance Unit Award Agreement for the BB&T Corporation 2012 Incentive Plan (effective 2018).	Filed herewith.
12†	Statement re: Computation of Ratios.	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	XBRL Instance Document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.
* Management compensatory plan or arrangement.
† Exhibit filed with the Securities and Exchange Commission and available upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BB&T CORPORATION (Registrant)

Date:	April 30, 2018	By:	/s/ Daryl N. Bible
Daryl N. Bible
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	April 30, 2018	By:	/s/ Cynthia B. Powell
Cynthia B. Powell
Executive Vice President and Corporate Controller
(Principal Accounting Officer)