Form 10-Q
period 2018-06-30
BB&T CORP
filed 2018-07-27
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2018
Commission File Number: 1-10853
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
At June 30, 2018, 774,446,877 shares of the registrant's common stock, $5 par value, were outstanding.

Glossary of Defined Terms
The following terms may be used throughout this Report, including the consolidated financial statements and related notes.

Term	Definition
2017 Repurchase Plan	Plan for the repurchase of up to $1.93 billion of BB&T's common stock for the one-year period ended June 30, 2018
2018 Repurchase Plan	Plan for the repurchase of up to $1.7 billion of BB&T's common stock for the one-year period ended June 30, 2019
ACL	Allowance for credit losses
AFS	Available-for-sale
Agency MBS	Mortgage-backed securities issued by a U.S. government agency or GSE
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income (loss)
Basel III	Global regulatory standards on bank capital adequacy and liquidity published by the BCBS
BB&T	BB&T Corporation and subsidiaries
BCBS	Basel Committee on Banking Supervision
BHC	Bank holding company
BHCA	Bank Holding Company Act of 1956, as amended
Branch Bank	Branch Banking and Trust Company
BSA/AML	Bank Secrecy Act/Anti-Money Laundering
BU	Business Unit
CB-Commercial	Community Banking Commercial, an operating segment
CB-Retail	Community Banking Retail and Consumer Finance, an operating segment
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CDI	Core deposit intangible assets
CEO	Chief Executive Officer
CET1	Common equity Tier 1
CFPB	Consumer Financial Protection Bureau
CMO	Collateralized mortgage obligation
Colonial	Collectively, certain assets and liabilities of Colonial Bank acquired by BB&T in 2009
Company	BB&T Corporation and subsidiaries (interchangeable with "BB&T" above)
CRA	Community Reinvestment Act of 1977
CRE	Commercial real estate
CRMC	Credit Risk Management Committee
CROC	Compliance Risk Oversight Committee
DIF	Deposit Insurance Fund administered by the FDIC
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOL	United States Department of Labor
EPS	Earnings per common share
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FATCA	Foreign Account Tax Compliance Act
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHC	Financial Holding Company
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FINRA	Financial Industry Regulatory Authority
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
FS&CF	Financial Services and Commercial Finance, an operating segment
FTE	Full-time equivalent employee
FTP	Funds transfer pricing
GAAP	Accounting principles generally accepted in the United States of America
GNMA	Government National Mortgage Association
Grandbridge	Grandbridge Real Estate Capital, LLC

BB&T Corporation 1

Term	Definition
GSE	U.S. government-sponsored enterprise
HFI	Held for investment
HMDA	Home Mortgage Disclosure Act
HTM	Held-to-maturity
IDI	Insured depository institution
IH&PF	Insurance Holdings and Premium Finance, an operating segment
IPV	Independent price verification
IRC	Internal Revenue Code
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association, Inc.
LCR	Liquidity Coverage Ratio
LHFS	Loans held for sale
LIBOR	London Interbank Offered Rate
MBS	Mortgage-backed securities
MRLCC	Market Risk, Liquidity and Capital Committee
MSR	Mortgage servicing right
MSRB	Municipal Securities Rulemaking Board
N/A	Not applicable
National Penn	National Penn Bancshares, Inc., acquired by BB&T effective April 1, 2016
NCCOB	North Carolina Office of the Commissioner of Banks
NIM	Net interest margin, computed on a TE basis
NM	Not meaningful
NPA	Nonperforming asset
NPL	Nonperforming loan
NSFR	Net stable funding ratio
NYSE	NYSE Euronext, Inc.
OAS	Option adjusted spread
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
ORMC	Operational Risk Management Committee
OT&C	Other, Treasury and Corporate
OTTI	Other-than-temporary impairment
Parent Company	BB&T Corporation, the parent company of Branch Bank and other subsidiaries
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCI	Purchased credit impaired loans as well as assets of Colonial Bank acquired from the FDIC during 2009, which were formerly covered under loss sharing agreements
PSU	Performance share units
Re-REMICs	Re-securitizations of Real Estate Mortgage Investment Conduits
RMC	Risk Management Committee
RMO	Risk Management Organization
RSU	Restricted stock unit
RUFC	Reserve for unfunded lending commitments
SBIC	Small Business Investment Company
SEC	Securities and Exchange Commission
Short-Term Borrowings	Federal funds purchased, securities sold under repurchase agreements and other short-term borrowed funds with original maturities of less than one year
Simulation	Interest sensitivity simulation analysis
Swett & Crawford	CGSC North America Holdings Corporation, acquired by BB&T effective April 1, 2016
TBA	To be announced
TDR	Troubled debt restructuring
TE	Taxable-equivalent
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
UPB	Unpaid principal balance
VaR	Value-at-risk
VIE	Variable interest entity

2 BB&T Corporation

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
BB&T CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, except per share data, shares in thousands)	June 30, 2018	December 31, 2017
Assets
Cash and due from banks	$2,046	$2,243
Interest-bearing deposits with banks	662	343
Cash equivalents	213	127
Restricted cash	132	370
AFS securities at fair value	23,919	24,547
HTM securities (fair value of $21,080 and $22,837 at June 30, 2018 and December 31, 2017, respectively)	21,749	23,027
LHFS at fair value	1,615	1,099
Loans and leases	146,183	143,701
ALLL	(1,530)	(1,490)
Loans and leases, net of ALLL	144,653	142,211
Premises and equipment	2,154	2,055
Goodwill	9,617	9,618
CDI and other intangible assets	647	711
MSRs at fair value	1,143	1,056
Other assets	14,131	14,235
Total assets	$222,681	$221,642
Liabilities
Deposits	$159,475	$157,371
Short-term borrowings	3,576	4,938
Long-term debt	24,081	23,648
Accounts payable and other liabilities	5,717	5,990
Total liabilities	192,849	191,947
Commitments and contingencies (Note 12)
Shareholders' Equity
Preferred stock, $5 par, liquidation preference of $25,000 per share	3,053	3,053
Common stock, $5 par	3,872	3,910
Additional paid-in capital	7,364	7,893
Retained earnings	17,197	16,259
AOCI, net of deferred income taxes	(1,706)	(1,467)
Noncontrolling interests	52	47
Total shareholders' equity	29,832	29,695
Total liabilities and shareholders' equity	$222,681	$221,642

Common shares outstanding	774,447	782,006
Common shares authorized	2,000,000	2,000,000
Preferred shares outstanding	126	126
Preferred shares authorized	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation 3

CONSOLIDATED STATEMENTS OF INCOME
BB&T CORPORATION AND SUBSIDIARIES

	Three Months Ended		Six Months Ended
Unaudited	June 30,		June 30,
(Dollars in millions, except per share data, shares in thousands)	2018	2017	2018	2017
Interest Income
Interest and fees on loans and leases	$1,687	$1,540	$3,292	$3,041
Interest and dividends on securities	294	272	585	530
Interest on other earning assets	13	12	38	28
Total interest income	1,994	1,824	3,915	3,599
Interest Expense
Interest on deposits	148	80	266	149
Interest on short-term borrowings	23	5	43	7
Interest on long-term debt	166	104	316	199
Total interest expense	337	189	625	355
Net Interest Income	1,657	1,635	3,290	3,244
Provision for credit losses	135	135	285	283
Net Interest Income After Provision for Credit Losses	1,522	1,500	3,005	2,961
Noninterest Income
Insurance income	481	481	917	939
Service charges on deposits	179	176	344	344
Mortgage banking income	94	94	193	197
Investment banking and brokerage fees and commissions	109	105	222	196
Trust and investment advisory revenues	72	70	144	138
Bankcard fees and merchant discounts	72	75	141	134
Checkcard fees	57	54	109	105
Operating lease income	36	37	73	73
Income from bank-owned life insurance	30	32	61	61
Other income	91	96	197	204
Securities gains (losses), net
Gross realized gains	1	—	1	—
Gross realized losses	—	—	—	—
OTTI charges	—	—	—	—
Non-credit portion recognized in OCI	—	—	—	—
Total securities gains (losses), net	1	—	1	—
Total noninterest income	1,222	1,220	2,402	2,391
Noninterest Expense
Personnel expense	1,074	1,068	2,113	2,103
Occupancy and equipment expense	187	198	381	391
Software expense	67	57	132	115
Outside IT services	32	39	64	88
Regulatory charges	39	36	79	75
Amortization of intangibles	31	36	64	74
Loan-related expense	26	36	55	66
Professional services	32	38	62	60
Merger-related and restructuring charges, net	24	10	52	46
Loss (gain) on early extinguishment of debt	—	—	—	392
Other expense	208	224	404	434
Total noninterest expense	1,720	1,742	3,406	3,844
Earnings
Income before income taxes	1,024	978	2,001	1,508
Provision for income taxes	202	304	388	408
Net income	822	674	1,613	1,100
Noncontrolling interests	3	(1)	6	4
Dividends on preferred stock	44	44	87	87
Net income available to common shareholders	$775	$631	$1,520	$1,009
Basic EPS	$1.00	$0.78	$1.95	$1.25
Diluted EPS	$0.99	$0.77	$1.93	$1.23
Cash dividends declared per share	$0.375	$0.300	$0.750	$0.600
Basic weighted average shares outstanding	775,836	808,980	777,716	809,439
Diluted weighted average shares outstanding	785,750	819,389	788,362	821,072

The accompanying notes are an integral part of these consolidated financial statements.

4 BB&T Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
BB&T CORPORATION AND SUBSIDIARIES

	Three Months Ended		Six Months Ended
Unaudited	June 30,		June 30,
(Dollars in millions)	2018	2017	2018	2017
Net income	$822	$674	$1,613	$1,100
OCI, net of tax:
Change in unrecognized net pension and postretirement costs	13	12	27	21
Change in unrealized net gains (losses) on cash flow hedges	26	(34)	104	(36)
Change in unrealized net gains (losses) on AFS securities	(99)	74	(367)	72
Other, net	(1)	—	(3)	2
Total OCI	(61)	52	(239)	59
Total comprehensive income	$761	$726	$1,374	$1,159

Income Tax Effect of Items Included in OCI:
Change in unrecognized net pension and postretirement costs	$5	$7	$9	$14
Change in unrealized net gains (losses) on cash flow hedges	8	(20)	34	(21)
Change in unrealized net gains (losses) on AFS securities	(31)	43	(115)	42
Other, net	—	—	1	—

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation 5

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
BB&T CORPORATION AND SUBSIDIARIES

Unaudited (Dollars in millions, shares in thousands)	Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	AOCI	Noncontrolling Interests	Total Shareholders' Equity
Balance, January 1, 2017	809,475	$3,053	$4,047	$9,104	$14,809	$(1,132)	$45	$29,926
Add (Deduct):
Net income	—	—	—	—	1,096	—	4	1,100
OCI	—	—	—	—	—	59	—	59
Stock transactions:
Issued in connection with equity awards, net	6,644	—	33	55	—	—	—	88
Repurchase of common stock	(8,026)	—	(40)	(280)	—	—	—	(320)
Cash dividends declared on common stock	—	—	—	—	(485)	—	—	(485)
Cash dividends declared on preferred stock	—	—	—	—	(87)	—	—	(87)
Equity-based compensation expense	—	—	—	74	—	—	—	74
Other, net	—	—	—	13	(12)	—	(7)	(6)
Balance, June 30, 2017	808,093	$3,053	$4,040	$8,966	$15,321	$(1,073)	$42	$30,349

Balance, January 1, 2018	782,006	$3,053	$3,910	$7,893	$16,259	$(1,467)	$47	$29,695
Add (Deduct):
Net income	—	—	—	—	1,607	—	6	1,613
OCI	—	—	—	—	—	(239)	—	(239)
Stock transactions:
Issued in connection with equity awards, net	4,055	—	20	(22)	—	—	—	(2)
Repurchase of common stock	(11,614)	—	(58)	(572)	—	—	—	(630)
Cash dividends declared on common stock	—	—	—	—	(582)	—	—	(582)
Cash dividends declared on preferred stock	—	—	—	—	(87)	—	—	(87)
Equity-based compensation expense	—	—	—	76	—	—	—	76
Other, net	—	—	—	(11)	—	—	(1)	(12)
Balance, June 30, 2018	774,447	$3,053	$3,872	$7,364	$17,197	$(1,706)	$52	$29,832

The accompanying notes are an integral part of these consolidated financial statements.

6 BB&T Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS
BB&T CORPORATION AND SUBSIDIARIES

Unaudited	Six Months Ended June 30,
(Dollars in millions)	2018	2017
Cash Flows From Operating Activities:
Net income	$1,613	$1,100
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	285	283
Depreciation	210	200
Loss (gain) on early extinguishment of debt	—	392
Amortization of intangibles	64	74
Equity-based compensation expense	76	74
(Gain) loss on securities, net	(1)	—
Net change in operating assets and liabilities:
LHFS	(516)	394
Trading and equity securities	(187)	(655)
Other assets, accounts payable and other liabilities	59	(377)
Other, net	(176)	3
Net cash from operating activities	1,427	1,488
Cash Flows From Investing Activities:
Proceeds from sales of AFS securities	160	224
Proceeds from maturities, calls and paydowns of AFS securities	1,990	2,531
Purchases of AFS securities	(1,989)	(2,599)
Proceeds from maturities, calls and paydowns of HTM securities	1,259	1,138
Purchases of HTM securities	(39)	(2,859)
Originations and purchases of loans and leases, net of principal collected	(2,957)	(1,049)
Other, net	13	(12)
Net cash from investing activities	(1,563)	(2,626)
Cash Flows From Financing Activities:
Net change in deposits	2,113	(3,256)
Net change in short-term borrowings	(1,362)	4,736
Proceeds from issuance of long-term debt	1,755	4,650
Repayment of long-term debt	(1,044)	(5,271)
Repurchase of common stock	(630)	(320)
Cash dividends paid on common stock	(582)	(485)
Cash dividends paid on preferred stock	(87)	(87)
Other, net	(57)	175
Net cash from financing activities	106	142
Net Change in Cash, Cash Equivalents and Restricted Cash	(30)	(996)
Cash, Cash Equivalents and Restricted Cash, January 1	3,083	4,424
Cash, Cash Equivalents and Restricted Cash, June 30	$3,053	$3,428

Supplemental Disclosure of Cash Flow Information:
Net cash paid (received) during the period for:
Interest expense	$619	$347
Income taxes	(60)	187
Noncash investing activities:
Transfers of loans to foreclosed assets	125	267

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation 7

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

Reclassifications

The Consolidated Statements of Cash Flows has been reclassified to include restricted cash in cash and cash equivalents. Certain other amounts reported in prior periods' consolidated financial statements have been reclassified to conform to the current presentation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change include the determination of the ACL, determination of fair value for financial instruments, valuation of MSRs, goodwill, intangible assets and other purchase accounting related adjustments, benefit plan obligations and expenses, and tax assets, liabilities and expense.

Derivative Financial Instruments

BB&T historically assessed the effectiveness of its accounting hedges using the long-haul method. In conjunction with the adoption of new hedge accounting guidance in the first quarter of 2018, the shortcut method was added to the methods BB&T uses to assess effectiveness. The selection of methods depends on the facts and circumstances specific to each hedge. The shortcut method is applied to hedges that achieve perfect offset. For hedges that are not eligible for the shortcut method, an initial quantitative analysis is performed to demonstrate that the hedges are expected to be highly effective in off-setting corresponding changes in either the fair value or cash flows of the hedged item. At least quarterly thereafter, qualitative analyses are performed to ensure that each hedge remains highly effective. When applicable, quantitative analyses, referred to as a long-haul methodology, are performed and include techniques such as regression analysis and hypothetical derivatives.

Revenue Recognition

In addition to lending and related activities, BB&T offers various services to customers that generate revenue. Contract performance typically occurs in one year or less. Incremental costs of obtaining a contract are expensed when incurred when the amortization period is one year or less. As of June 30, 2018, remaining performance obligations consisted primarily of insurance and investment banking services for contracts with an original expected length of one year or less.

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

8 BB&T Corporation

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

Implementation efforts are ongoing, including implementation and testing of software solutions. BB&T expects assets and liabilities will likely be significantly higher, with no material impact to its Consolidated Statements of Income. BB&T expects to adopt on a prospective basis.

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

BB&T expects that the ACL could be materially higher; however, the magnitude of the increase and its impact has not yet been quantified and depends on economic conditions at the time of adoption. Implementation efforts include the development and testing of core models, evaluation of data requirements, guidance interpretation, and consideration of relevant internal processes and controls.

BB&T Corporation 9

NOTE 2. Securities

In conjunction with the adoption of new accounting standards, an immaterial amount of HTM securities was transferred to AFS securities and an immaterial amount of equity securities was transferred from AFS securities to other assets in the first quarter of 2018.

The following tables present the amortized cost, gross unrealized gains and losses, and fair values of AFS and HTM securities:

June 30, 2018	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in millions)		Gains	Losses
AFS securities:
U.S. Treasury	$2,437	$—	$114	$2,323
GSE	186	—	11	175
Agency MBS	20,880	2	1,034	19,848
States and political subdivisions	971	27	18	980
Non-agency MBS	351	203	—	554
Other	38	1	—	39
Total AFS securities	$24,863	$233	$1,177	$23,919

HTM securities:
U.S. Treasury	$1,098	$—	$9	$1,089
GSE	2,198	2	60	2,140
Agency MBS	18,436	30	632	17,834
States and political subdivisions	16	—	—	16
Other	1	—	—	1
Total HTM securities	$21,749	$32	$701	$21,080

December 31, 2017	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in millions)		Gains	Losses
AFS securities:
U.S. Treasury	$2,368	$—	$77	$2,291
GSE	187	—	8	179
Agency MBS	20,683	8	590	20,101
States and political subdivisions	1,379	37	24	1,392
Non-agency MBS	384	192	—	576
Other	8	—	—	8
Total AFS securities	$25,009	$237	$699	$24,547

HTM securities:
U.S. Treasury	$1,098	$8	$—	$1,106
GSE	2,198	11	22	2,187
Agency MBS	19,660	33	222	19,471
States and political subdivisions	28	—	—	28
Other	43	2	—	45
Total HTM securities	$23,027	$54	$244	$22,837

Certain investments in marketable debt securities and MBS issued by FNMA and FHLMC exceeded 10% of shareholders' equity at June 30, 2018. The FNMA investments had total amortized cost and fair value of $14.1 billion and $13.5 billion, respectively. The FHLMC investments had total amortized cost and fair value of $10.2 billion and $9.8 billion, respectively.

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

10 BB&T Corporation

June 30, 2018	AFS		HTM
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$468	$466	$1	$1
Due after one year through five years	2,093	1,982	2,789	2,739
Due after five years through ten years	584	573	940	909
Due after ten years	21,718	20,898	18,019	17,431
Total debt securities	$24,863	$23,919	$21,749	$21,080

The following tables present the fair values and gross unrealized losses of investments based on the length of time that individual securities have been in a continuous unrealized loss position:

June 30, 2018	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$655	$10	$1,643	$104	$2,298	$114
GSE	9	—	166	11	175	11
Agency MBS	7,148	245	12,624	789	19,772	1,034
States and political subdivisions	161	1	314	17	475	18
Total	$7,973	$256	$14,747	$921	$22,720	$1,177

HTM securities:
U.S. Treasury	$1,089	$9	$—	$—	$1,089	$9
GSE	1,446	46	286	14	1,732	60
Agency MBS	12,040	381	4,251	251	16,291	632
Total	$14,575	$436	$4,537	$265	$19,112	$701

December 31, 2017	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities:
U.S. Treasury	$634	$4	$1,655	$73	$2,289	$77
GSE	9	—	170	8	179	8
Agency MBS	5,077	64	13,920	526	18,997	590
States and political subdivisions	201	1	355	23	556	24
Total	$5,921	$69	$16,100	$630	$22,021	$699

HTM securities:
GSE	$1,470	$12	$290	$10	$1,760	$22
Agency MBS	10,880	77	4,631	145	15,511	222
Total	$12,350	$89	$4,921	$155	$17,271	$244

The unrealized losses on U.S. Treasury securities, GSE securities and Agency MBS were the result of increases in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans.

BB&T Corporation 11

NOTE 3. Loans and ACL

The following tables present loans and leases HFI by aging category:

June 30, 2018	Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonperforming	Total
Commercial:
Commercial and industrial	$60,205	$26	$—	$243	$60,474
CRE	21,545	4	—	61	21,610
Lease financing	1,913	2	—	9	1,924
Retail:
Residential mortgage	29,031	441	374	119	29,965
Direct	11,547	52	4	58	11,661
Indirect	16,731	337	4	68	17,140
Revolving credit	2,845	21	10	—	2,876
PCI	468	22	43	—	533
Total	$144,285	$905	$435	$558	$146,183

December 31, 2017	Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90 Days Or More Past Due	Nonperforming	Total
Commercial:
Commercial and industrial	$58,852	$41	$1	$259	$59,153
CRE	21,209	8	1	45	21,263
Lease financing	1,906	4	—	1	1,911
Retail:
Residential mortgage	27,659	472	465	129	28,725
Direct	11,756	65	6	64	11,891
Indirect	16,745	412	6	72	17,235
Revolving credit	2,837	23	12	—	2,872
PCI	567	27	57	—	651
Total	$141,531	$1,052	$548	$570	$143,701

The following table presents the carrying amount of loans by risk rating. PCI loans are excluded because their related ALLL is determined by loan pool performance and revolving credit loans are excluded as the loans are charged-off rather than reclassifying to nonperforming:

	June 30, 2018			December 31, 2017
(Dollars in millions)	Commercial & Industrial	CRE	Lease Financing	Commercial & Industrial	CRE	Lease Financing
Commercial:
Pass	$59,246	$21,273	$1,905	$57,700	$20,862	$1,881
Special mention	189	38	6	268	48	6
Substandard-performing	796	238	4	926	308	23
Nonperforming	243	61	9	259	45	1
Total	$60,474	$21,610	$1,924	$59,153	$21,263	$1,911

	Residential Mortgage	Direct	Indirect	Residential Mortgage	Direct	Indirect
Retail:
Performing	$29,846	$11,603	$17,072	$28,596	$11,827	$17,163
Nonperforming	119	58	68	129	64	72
Total	$29,965	$11,661	$17,140	$28,725	$11,891	$17,235

12 BB&T Corporation

The following tables present activity in the ACL:

Three Months Ended June 30, 2018	Balance at Apr 1, 2018	Charge-Offs	Recoveries	Provision (Benefit)	Balance at Jun 30, 2018
(Dollars in millions)
Commercial:
Commercial and industrial	$522	$(23)	$11	$25	$535
CRE	175	(2)	1	17	191
Lease financing	10	(1)	1	—	10
Retail:
Residential mortgage	216	(5)	1	9	221
Direct	99	(17)	6	9	97
Indirect	347	(82)	17	71	353
Revolving credit	104	(21)	5	17	105
PCI	25	—	—	(7)	18
ALLL	1,498	(151)	42	141	1,530
RUFC	116	—	—	(6)	110
ACL	$1,614	$(151)	$42	$135	$1,640

Three Months Ended June 30, 2017	Balance at Apr 1, 2017	Charge-Offs	Recoveries	Provision (Benefit)	Balance at Jun 30, 2017
(Dollars in millions)
Commercial:
Commercial and industrial	$524	$(26)	$9	$8	$515
CRE	141	(3)	3	25	166
Lease financing	10	(1)	—	—	9
Retail:
Residential mortgage	223	(20)	1	7	211
Direct	102	(16)	7	7	100
Indirect	338	(88)	16	87	353
Revolving credit	103	(19)	5	12	101
PCI	46	—	—	(16)	30
ALLL	1,487	(173)	41	130	1,485
RUFC	112	—	—	5	117
ACL	$1,599	$(173)	$41	$135	$1,602

Six Months Ended June 30, 2018	Balance at Jan 1, 2018	Charge-Offs	Recoveries	Provision (Benefit)	Balance at Jun 30, 2018
(Dollars in millions)
Commercial:
Commercial and industrial	$522	$(46)	$19	$40	$535
CRE	160	(8)	3	36	191
Lease financing	9	(2)	1	2	10
Retail:
Residential mortgage	209	(9)	1	20	221
Direct	106	(36)	12	15	97
Indirect	348	(189)	32	162	353
Revolving credit	108	(42)	10	29	105
PCI	28	—	—	(10)	18
ALLL	1,490	(332)	78	294	1,530
RUFC	119	—	—	(9)	110
ACL	$1,609	$(332)	$78	$285	$1,640
BB&T Corporation 13

Six Months Ended June 30, 2017	Balance at Jan 1, 2017	Charge-Offs	Recoveries	Provision (Benefit)	Balance at Jun 30, 2017
(Dollars in millions)
Commercial:
Commercial and industrial	$530	$(59)	$16	$28	$515
CRE	145	(4)	9	16	166
Lease financing	7	(2)	—	4	9
Retail:
Residential mortgage	227	(32)	1	15	211
Direct	103	(30)	13	14	100
Indirect	327	(195)	33	188	353
Revolving credit	106	(40)	10	25	101
PCI	44	—	—	(14)	30
ALLL	1,489	(362)	82	276	1,485
RUFC	110	—	—	7	117
ACL	$1,599	$(362)	$82	$283	$1,602

The following table provides a summary of loans that are collectively evaluated for impairment:

	June 30, 2018		December 31, 2017
(Dollars in millions)	Recorded Investment	Related ALLL	Recorded Investment	Related ALLL
Commercial:
Commercial and industrial	$60,141	$502	$58,804	$494
CRE	21,512	181	21,173	154
Lease financing	1,915	10	1,910	9
Retail:
Residential mortgage	29,116	154	27,914	143
Direct	11,590	91	11,815	98
Indirect	16,837	300	16,935	296
Revolving credit	2,847	94	2,842	97
PCI	533	18	651	28
Total	$144,491	$1,350	$142,044	$1,319

The following tables set forth certain information regarding impaired loans, excluding PCI and LHFS, that were individually evaluated for impairment:

As of / For The Six Months Ended June 30, 2018	UPB	Recorded Investment		Related ALLL	Average Recorded Investment	Interest Income Recognized
(Dollars in millions)		Without an ALLL	With an ALLL
Commercial:
Commercial and industrial	$350	$125	$208	$33	$343	$2
CRE	108	21	77	10	107	1
Lease financing	10	—	9	—	7	—
Retail:
Residential mortgage	897	133	716	67	833	18
Direct	92	25	46	6	74	2
Indirect	312	5	298	53	299	22
Revolving credit	29	—	29	11	29	—
Total	$1,798	$309	$1,383	$180	$1,692	$45

14 BB&T Corporation

As of / For The Year Ended December 31, 2017	UPB	Recorded Investment		Related ALLL	Average Recorded Investment	Interest Income Recognized
(Dollars in millions)		Without an ALLL	With an ALLL
Commercial:
Commercial and industrial	$381	$136	$213	$28	$424	$6
CRE	91	26	64	6	109	3
Lease financing	1	—	1	—	3	—
Retail:
Residential mortgage	860	132	679	67	895	37
Direct	99	22	54	8	78	4
Indirect	308	6	294	52	269	41
Revolving credit	30	—	30	10	29	1
Total	$1,770	$322	$1,335	$171	$1,807	$92

The following table presents a summary of TDRs, all of which are considered impaired:

(Dollars in millions)	Jun 30, 2018	Dec 31, 2017
Performing TDRs:
Commercial:
Commercial and industrial	$44	$50
CRE	11	16
Lease financing	—	—
Retail:
Residential mortgage	647	605
Direct	58	62
Indirect	284	281
Revolving credit	29	29
Total performing TDRs	1,073	1,043
Nonperforming TDRs (also included in NPL disclosures)	191	189
Total TDRs	$1,264	$1,232
ALLL attributable to TDRs	$153	$142

The primary reason loan modifications were classified as TDRs is summarized below. Balances represent the recorded investment at the end of the quarter in which the modification was made. Rate modifications consist of TDRs made with below market interest rates, including those that also have modifications of loan structures.

Three Months Ended June 30,	2018			2017
	Type of Modification		ALLL Impact	Type of Modification		ALLL Impact
(Dollars in millions)	Rate	Structure		Rate	Structure
Newly Designated TDRs:
Commercial:
Commercial and industrial	$20	$33	$—	$33	$25	$1
CRE	8	1	—	8	3	1
Retail:
Residential mortgage	58	5	4	82	6	10
Direct	2	1	—	2	1	—
Indirect	45	1	5	37	2	4
Revolving credit	4	—	1	4	—	1
Re-modification of Previously Designated TDRs	31	5	—	40	13	—

BB&T Corporation 15

Six Months Ended June 30,	2018			2017
	Type of Modification		ALLL Impact	Type of Modification		ALLL Impact
(Dollars in millions)	Rate	Structure		Rate	Structure
Newly Designated TDRs:
Commercial:
Commercial and industrial	$30	$43	$—	$55	$56	$2
CRE	27	2	—	14	5	1
Retail:
Residential mortgage	140	15	9	210	12	16
Direct	4	1	—	5	2	—
Indirect	87	2	10	78	4	8
Revolving credit	9	—	2	9	—	2
Re-Modification of Previously Designated TDRs	52	10	—	85	22	—

Charge-offs and forgiveness of principal and interest for TDRs were immaterial for all periods presented.

The pre-default balance for modifications that had been classified as TDRs during the previous 12 months that experienced a payment default was $13 million and $17 million for the three months ended June 30, 2018 and 2017, respectively, and $36 million and $45 million for the six months ended June 30, 2018 and 2017, respectively. Payment default is defined as movement of the TDR to nonperforming status, foreclosure or charge-off, whichever occurs first.

Unearned income, discounts and net deferred loan fees and costs were immaterial. Residential mortgage loans in the process of foreclosure were $270 million at June 30, 2018 and $288 million at December 31, 2017.

NOTE 4. Goodwill and Other Intangible Assets

The following table, which excludes fully amortized intangibles, presents information for identifiable intangible assets:

	June 30, 2018			December 31, 2017
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
CDI	$605	$(436)	$169	$605	$(409)	$196
Other, primarily customer relationship intangibles	1,165	(687)	478	1,211	(696)	515
Total	$1,770	$(1,123)	$647	$1,816	$(1,105)	$711

NOTE 5. Loan Servicing

Residential Mortgage Banking Activities

The following tables summarize residential mortgage banking activities:

(Dollars in millions)	Jun 30, 2018	Dec 31, 2017
UPB of residential mortgage and home equity loan servicing portfolio	$118,753	$118,424
UPB of residential mortgage loans serviced for others, primarily agency conforming fixed rate	88,492	89,124
Mortgage loans sold with recourse	452	490
Maximum recourse exposure from mortgage loans sold with recourse liability	237	251
Indemnification, recourse and repurchase reserves	34	37

As of / For the Six Months Ended June 30,
(Dollars in millions)	2018	2017
UPB of residential mortgage loans sold from LHFS	$5,536	$6,309
Pre-tax gains recognized on mortgage loans sold and held for sale	74	65
Servicing fees recognized from mortgage loans serviced for others	128	133
Approximate weighted average servicing fee on the outstanding balance of residential mortgage loans serviced for others	0.28%	0.28%
Weighted average interest rate on mortgage loans serviced for others	4.01	4.00

16 BB&T Corporation

The following table presents a roll forward of the carrying value of residential MSRs recorded at fair value:

Six Months Ended June 30,
(Dollars in millions)	2018	2017
Residential MSRs, carrying value, January 1	$914	$915
Additions	63	63
Change in fair value due to changes in valuation inputs or assumptions:
Prepayment speeds	67	(45)
OAS	17	42
Servicing costs	—	9
Realization of expected net servicing cash flows, passage of time and other	(70)	(69)
Residential MSRs, carrying value, June 30	$991	$915

Gains (losses) on derivative financial instruments used to mitigate the income statement effect of changes in residential MSR fair value	$(84)	$3

The sensitivity of the fair value of the residential MSRs to changes in key assumptions is presented in the following table:

	June 30, 2018			December 31, 2017
	Range		Weighted Average	Range		Weighted Average
(Dollars in millions)	Min	Max		Min	Max
Prepayment speed	7.8%	8.9%	8.1%	7.1%	10.1%	9.1%
Effect on fair value of a 10% increase			$(29)			$(31)
Effect on fair value of a 20% increase			(56)			(60)

OAS	7.9%	8.5%	8.1%	8.4%	8.9%	8.5%
Effect on fair value of a 10% increase			$(30)			$(28)
Effect on fair value of a 20% increase			(57)			(54)

Composition of loans serviced for others:
Fixed-rate residential mortgage loans			99.2%			99.1%
Adjustable-rate residential mortgage loans			0.8			0.9
Total			100.0%			100.0%

Weighted average life			7.0 years			6.4 years

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

Commercial Mortgage Banking Activities

The following table summarizes commercial mortgage banking activities for the periods presented:

(Dollars in millions)	Jun 30, 2018	Dec 31, 2017
UPB of CRE mortgages serviced for others	$27,586	$28,441
CRE mortgages serviced for others covered by recourse provisions	4,475	4,153
Maximum recourse exposure from CRE mortgages sold with recourse liability	1,241	1,218
Recorded reserves related to recourse exposure	5	5
CRE mortgages originated during the year-to-date period	3,337	6,753
Commercial MSRs at fair value	152	142

BB&T Corporation 17

NOTE 6. Deposits

The composition of deposits is presented in the following table:

(Dollars in millions)	Jun 30, 2018	Dec 31, 2017
Noninterest-bearing deposits	$54,270	$53,767
Interest checking	27,257	27,677
Money market and savings	63,167	62,757
Time deposits	14,781	13,170
Total deposits	$159,475	$157,371

Time deposits greater than $250,000	$4,097	$2,622

NOTE 7. Long-Term Debt

The following table presents a summary of long-term debt:

	Jun 30, 2018							Dec 31, 2017
				Stated Rate		Effective Rate	Carrying	Carrying
(Dollars in millions)	Maturity			Min	Max		Amount	Amount
BB&T Corporation:
Fixed rate senior notes	2019	to	2025	2.05%	6.85%	3.45%	$9,362	$8,562
Floating rate senior notes	2019		2022	2.58	3.06	2.93	2,397	2,547
Fixed rate subordinated notes	2019		2022	3.95	5.25	2.52	911	933
Branch Bank:
Fixed rate senior notes	2018		2022	1.45	2.85	2.98	5,609	5,653
Floating rate senior notes	2019		2020	2.52	2.89	2.81	1,149	1,149
Fixed rate subordinated notes	2025		2026	3.63	3.80	4.12	2,044	2,119
FHLB advances (1)	2018		2034	—	5.50	2.54	2,440	2,480
Other long-term debt							169	205
Total long-term debt							$24,081	$23,648

(1)	FHLB advances had a weighted average maturity of 3.3 years at June 30, 2018.

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

18 BB&T Corporation

NOTE 8. Shareholders' Equity

The following table presents the activity related to awards of RSUs, PSUs and restricted shares:

(Shares in thousands)	Units/Shares	Wtd. Avg. Grant Date Fair Value
Nonvested at January 1, 2018	12,948	$33.90
Granted	3,416	49.11
Vested	(3,459)	33.55
Forfeited	(155)	36.15
Nonvested at June 30, 2018	12,750	38.04

NOTE 9. AOCI

Activity in AOCI is summarized below:

Three Months Ended June 30, 2018 and 2017 (Dollars in millions)	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	Other, net	Total
AOCI balance, April 1, 2017	$(755)	$(94)	$(261)	$(15)	$(1,125)
OCI before reclassifications, net of tax	1	(30)	81	1	53
Amounts reclassified from AOCI:
Before tax	18	(6)	(12)	(1)	(1)
Tax effect	7	(2)	(5)	—	—
Amounts reclassified, net of tax	11	(4)	(7)	(1)	(1)
Total OCI, net of tax	12	(34)	74	—	52
AOCI balance, June 30, 2017	$(743)	$(128)	$(187)	$(15)	$(1,073)

AOCI balance, April 1, 2018	$(990)	$(14)	$(624)	$(17)	$(1,645)
OCI before reclassifications, net of tax	—	23	(100)	(2)	(79)
Amounts reclassified from AOCI:
Before tax	18	3	1	1	23
Tax effect	5	—	—	—	5
Amounts reclassified, net of tax	13	3	1	1	18
Total OCI, net of tax	13	26	(99)	(1)	(61)
AOCI balance, June 30, 2018	$(977)	$12	$(723)	$(18)	$(1,706)

BB&T Corporation 19

Six Months Ended June 30, 2018 and 2017 (Dollars in millions)	Unrecognized Net Pension and Postretirement Costs	Unrealized Net Gains (Losses) on Cash Flow Hedges	Unrealized Net Gains (Losses) on AFS Securities	Other, net	Total
AOCI balance, January 1, 2017	$(764)	$(92)	$(259)	$(17)	$(1,132)
OCI before reclassifications, net of tax	(1)	(27)	80	2	54
Amounts reclassified from AOCI:
Before tax	35	(14)	(13)	—	8
Tax effect	13	(5)	(5)	—	3
Amounts reclassified, net of tax	22	(9)	(8)	—	5
Total OCI, net of tax	21	(36)	72	2	59
AOCI balance, June 30, 2017	$(743)	$(128)	$(187)	$(15)	$(1,073)

AOCI balance, January 1, 2018	$(1,004)	$(92)	$(356)	$(15)	$(1,467)
OCI before reclassifications, net of tax	—	93	(382)	(4)	(293)
Amounts reclassified from AOCI:
Before tax	36	14	20	1	71
Tax effect	9	3	5	—	17
Amounts reclassified, net of tax	27	11	15	1	54
Total OCI, net of tax	27	104	(367)	(3)	(239)
AOCI balance, June 30, 2018	$(977)	$12	$(723)	$(18)	$(1,706)
Primary income statement location of amounts reclassified from AOCI	Other expense	Interest expense	Interest income	Interest income

NOTE 10. Income Taxes

The effective tax rates for the three months ended June 30, 2018 and 2017 were 19.7% and 31.1%, respectively. The current quarter tax provision reflects the lower federal income tax rate enacted with tax reform in December of 2017.

The effective tax rates for the six months ended June 30, 2018 and 2017 were 19.4% and 27.1%, respectively. The effective tax rate for the six months ended June 30, 2018 was lower than the corresponding period in 2017 primarily due to the lower federal income tax rate. The earlier period also included the tax benefits associated with using the marginal income tax rate for the loss on the early extinguishment of debt.

NOTE 11. Benefit Plans

The components of net periodic benefit cost for defined benefit pension plans are summarized in the following table:

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	Location	2018	2017	2018	2017
Service cost	Personnel expense	$60	$53	$120	$105
Interest cost	Other expense	50	47	100	96
Estimated return on plan assets	Other expense	(112)	(92)	(224)	(185)
Amortization and other	Other expense	19	19	39	39
Net periodic benefit cost		$17	$27	$35	$55

BB&T makes contributions to the qualified pension plans in amounts between the minimum required for funding and the maximum deductible for federal income tax purposes. Discretionary contributions totaling $144 million were made during the six months ended June 30, 2018. There are no required contributions for the remainder of 2018, though BB&T may elect to make additional discretionary contributions.

20 BB&T Corporation

NOTE 12. Commitments and Contingencies

The following table summarizes certain commitments and contingencies. Refer to Note 13. Fair Value Disclosures for amounts related to off-balance sheet financial instruments.

(Dollars in millions)	Jun 30, 2018	Dec 31, 2017
Investments in affordable housing projects:
Carrying amount	$2,068	$1,948
Amount of future funding commitments included in carrying amount	947	928
Lending exposure	541	561
Tax credits subject to recapture	478	471
Private equity investments	463	471
Future funding commitments to private equity investments	128	143

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

(Dollars in millions)	Jun 30, 2018	Dec 31, 2017
Pledged securities	$12,940	$14,636
Pledged loans	75,300	74,718

BB&T Corporation 21

NOTE 13. Fair Value Disclosures

The following tables present fair value information for assets and liabilities measured at fair value on a recurring basis:

June 30, 2018
(Dollars in millions)	Total	Level 1	Level 2	Level 3
Assets:
AFS securities:
U.S. Treasury	$2,323	$—	$2,323	$—
GSE	175	—	175	—
Agency MBS	19,848	—	19,848	—
States and political subdivisions	980	—	980	—
Non-agency MBS	554	—	129	425
Other	39	—	39	—
Total AFS securities	23,919	—	23,494	425
LHFS	1,615	—	1,615	—
MSRs	1,143	—	—	1,143
Other assets:
Trading and equity securities	820	380	440	—
Derivative assets	192	—	185	7
Private equity investments	399	—	—	399
Total assets	$28,088	$380	$25,734	$1,974
Liabilities:
Derivative liabilities	$395	$—	$392	$3
Securities sold short	235	—	235	—
Total liabilities	$630	$—	$627	$3

December 31, 2017
(Dollars in millions)	Total	Level 1	Level 2	Level 3
Assets:
AFS securities:
U.S. Treasury	$2,291	$—	$2,291	$—
GSE	179	—	179	—
Agency MBS	20,101	—	20,101	—
States and political subdivisions	1,392	—	1,392	—
Non-agency MBS	576	—	144	432
Other	8	6	2	—
Total AFS securities	24,547	6	24,109	432
LHFS	1,099	—	1,099	—
MSRs	1,056	—	—	1,056
Other assets:
Trading and equity securities	633	363	270	—
Total derivative assets	443	—	437	6
Private equity investments	404	—	—	404
Total assets	$28,182	$369	$25,915	$1,898
Liabilities:
Derivative liabilities	$714	$—	$711	$3
Securities sold short	120	—	120	—
Total liabilities	$834	$—	$831	$3

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

22 BB&T Corporation

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

Trading and equity securities: Trading and equity securities primarily consist of exchange traded equity securities, and debt securities issued by the U.S. Treasury, GSEs, or states and political subdivisions. The valuation techniques for debt securities are more fully discussed above.

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

BB&T Corporation 23

Activity for Level 3 assets and liabilities is summarized below:

Three Months Ended June 30, 2018 and 2017	Non-agency MBS	MSRs	Net Derivatives	Private Equity Investments
(Dollars in millions)
Balance at April 1, 2017	$480	$1,088	$10	$400
Total realized and unrealized gains (losses):
Included in earnings	14	(17)	23	—
Included in unrealized net holding gains (losses) in OCI	(2)	—	—	—
Purchases	—	—	—	7
Issuances	—	25	9	—
Sales	—	—	—	(12)
Settlements	(18)	(44)	(39)	(1)
Balance at June 30, 2017	$474	$1,052	$3	$394

Balance at April 1, 2018	$441	$1,119	$7	$400
Total realized and unrealized gains (losses):
Included in earnings	7	23	1	5
Included in unrealized net holding gains (losses) in OCI	(9)	—	—	—
Purchases	—	—	—	3
Issuances	—	46	11	—
Sales	—	—	—	—
Settlements	(14)	(45)	(15)	(9)
Balance at June 30, 2018	$425	$1,143	$4	$399
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2018	$7	$23	$4	$4

Six Months Ended June 30, 2018 and 2017	Non-agency MBS	MSRs	Net Derivatives	Private Equity Investments
(Dollars in millions)
Balance at January 1, 2017	$507	$1,052	$(13)	$362
Total realized and unrealized gains (losses):
Included in earnings	23	20	19	5
Included in unrealized net holding gains (losses) in OCI	(20)	—	—	—
Purchases	—	—	—	75
Issuances	—	63	24	—
Sales	—	—	—	(30)
Settlements	(36)	(83)	(27)	(5)
Transfers out of Level 3	—	—	—	(13)
Balance at June 30, 2017	$474	$1,052	$3	$394

Balance at January 1, 2018	$432	1,056	$3	$404
Total realized and unrealized gains (losses):
Included in earnings	6	91	1	11
Included in unrealized net holding gains (losses) in OCI	14	—	—	—
Purchases	—	—	—	27
Issuances	—	83	6	—
Sales	—	—	—	(24)
Settlements	(27)	(87)	(6)	(19)
Balance at June 30, 2018	$425	$1,143	$4	$399
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2018	$6	$91	$4	$11
Primary income statement location of realized gains (losses) included in earnings	Interest income	Mortgage banking income	Mortgage banking income	Other income

BB&T’s policy is to recognize transfers between levels as of the end of a reporting period. There were no transfers between Level 1 and Level 2 for 2018 and 2017.

24 BB&T Corporation

The non-agency MBS categorized as Level 3 represent ownership interests in various tranches of Re-REMIC trusts. These securities are valued at a discount, which is unobservable in the market, to the fair value of the underlying securities owned by the trusts. The Re-REMIC tranches do not have an active market and therefore are categorized as Level 3. At June 30, 2018, the fair value of Re-REMIC non-agency MBS represented a discount of 16.9% to the fair value of the underlying securities owned by the Re-REMIC trusts.

The majority of private equity investments are in SBIC qualified funds, which primarily focus on equity and subordinated debt investments in privately-held middle market companies. The majority of these VIE investments are not redeemable and distributions are received as the underlying assets of the funds liquidate. The timing of distributions, which are expected to occur on various dates on an approximately ratable basis through 2026, is uncertain and dependent on various events such as recapitalizations, refinance transactions and ownership changes among others. As of June 30, 2018, restrictions on the ability to sell the investments include, but are not limited to, consent of a majority member or general partner approval for transfer of ownership. These investments are spread over numerous privately-held middle market companies, and thus the sensitivity to a change in fair value for any single investment is limited. The significant unobservable inputs for these investments are EBITDA multiples that ranged from 5x to 14x, with a weighted average of 9x, at June 30, 2018.

The following table details the fair value and UPB of LHFS that were elected to be carried at fair value:

	June 30, 2018			December 31, 2017
(Dollars in millions)	Fair Value	UPB	Difference	Fair Value	UPB	Difference
LHFS reported at fair value	$1,615	$1,596	$19	$1,099	$1,084	$15

Excluding government guaranteed, LHFS that were nonperforming or 90 days or more past due and still accruing interest were not material at June 30, 2018.

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

As of / For The Six Months Ended June 30,	2018		2017
(Dollars in millions)	Carrying Value	Valuation Adjustments	Carrying Value	Valuation Adjustments
Impaired loans	$174	$(22)	$190	$(14)
Foreclosed real estate	43	(114)	48	(126)

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

BB&T Corporation 25

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

Financial assets and liabilities not recorded at fair value are summarized below:

		June 30, 2018		December 31, 2017
(Dollars in millions)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
HTM securities	Level 2	$21,749	$21,080	$23,027	$22,837
Loans and leases HFI, net of ALLL	Level 3	144,653	143,345	142,211	141,664
Financial liabilities:
Time deposits	Level 2	14,781	14,817	13,170	13,266
Long-term debt	Level 2	24,081	24,155	23,648	23,885

The following is a summary of selected information pertaining to off-balance sheet financial instruments:

	June 30, 2018		December 31, 2017
(Dollars in millions)	Notional/Contract Amount	Fair Value	Notional/Contract Amount	Fair Value
Commitments to extend, originate or purchase credit	$70,601	$312	$67,860	$259
Residential mortgage loans sold with recourse	452	5	490	5
Other loans sold with recourse	4,475	5	4,153	5
Letters of credit	2,465	20	2,466	21

26 BB&T Corporation

NOTE 14. Derivative Financial Instruments

The following table provides a summary of derivative strategies and the related accounting treatment:

	Cash Flow Hedges	Fair Value Hedges	Derivatives Not Designated as Hedges
Risk exposure	Variability in cash flows of interest payments on floating rate business loans, overnight funding and various LIBOR funding instruments.	Changes in value on fixed rate long-term debt, CDs, FHLB advances, loans and state and political subdivision securities due to changes in interest rates.
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

Impact of Derivatives on the Consolidated Balance Sheets

The fair values of derivative instruments are presented on a gross basis in other assets or other liabilities in the Consolidated Balance Sheets. Master netting arrangements allow counterparties to offset certain net derivative assets and liabilities with a defaulting party in determining the net termination amount. Collateral practices mitigate the potential loss impact to affected parties by requiring liquid collateral to be posted on a daily basis to secure the aggregate net exposure. Cash collateral is recorded in restricted cash and interest-bearing deposits in the Consolidated Balance Sheet. BB&T utilizes LCH Limited to clear swaps that are required to be cleared under the Dodd-Frank Act. Effective January 16, 2018, LCH Limited rules were modified to treat variation margin payments as settlements of exposure instead of collateral. At June 30, 2018, settlements are applied against the fair value of the related derivative contracts in the table below.

BB&T Corporation 27

The following table presents the notional amount and estimated fair value of derivative instruments:

		June 30, 2018			December 31, 2017
	Hedged Item or Transaction	Notional Amount	Fair Value		Notional Amount	Fair Value
(Dollars in millions)			Gain	Loss		Gain	Loss
Cash flow hedges:
Interest rate contracts:
Pay fixed swaps	3 mo. LIBOR funding	$6,500	$—	$—	$6,500	$—	$(126)
Fair value hedges:
Interest rate contracts:
Receive fixed swaps	Long-term debt	13,461	—	(130)	15,538	118	(166)
Options	Long-term debt	5,337	—	(1)	6,087	—	(1)
Pay fixed swaps	Commercial loans	549	2	—	416	5	(1)
Pay fixed swaps	Municipal securities	259	—	—	231	—	(76)
Total		19,606	2	(131)	22,272	123	(244)
Not designated as hedges:
Client-related and other risk management:
Interest rate contracts:
Receive fixed swaps		11,141	54	(195)	10,880	141	(61)
Pay fixed swaps		11,157	38	(30)	10,962	59	(155)
Other		1,656	4	(4)	1,658	4	(4)
Forward commitments		4,356	8	(7)	3,549	3	(2)
Foreign exchange contracts		555	4	(3)	470	3	(6)
Total		28,865	108	(239)	27,519	210	(228)
Mortgage banking:
Interest rate contracts:
Interest rate lock commitments		1,269	8	(4)	1,308	7	(3)
When issued securities, forward rate agreements and forward commitments		3,910	5	(10)	3,124	4	(3)
Other		352	2	—	182	1	—
Total		5,531	15	(14)	4,614	12	(6)
MSRs:
Interest rate contracts:
Receive fixed swaps		3,553	—	—	4,498	15	(86)
Pay fixed swaps		2,747	—	—	3,418	32	(13)
Options		3,565	63	(10)	4,535	50	(11)
When issued securities, forward rate agreements and forward commitments		1,060	4	(1)	1,813	1	—
Other		—	—	—	3	—	—
Total		10,925	67	(11)	14,267	98	(110)
Total derivatives not designated as hedges		45,321	190	(264)	46,400	320	(344)
Total derivatives		$71,427	192	(395)	$75,172	443	(714)
Gross amounts not offset in the Consolidated Balance Sheets:
Amounts subject to master netting arrangements not offset due to policy election			(67)	67		(297)	297
Cash collateral (received) posted			(59)	120		(20)	344
Net amount			$66	$(208)		$126	$(73)

The following table presents additional information for fair value hedging relationships:

	June 30, 2018			December 31, 2017
		Hedge Basis Adjustment			Hedge Basis Adjustment
(Dollars in millions)	Carrying Amount	Items Currently Designated	Items No Longer Designated	Carrying Amount	Items Currently Designated	Items No Longer Designated
AFS securities	$490	$1	$57	$533	$64	$10
Loans and leases	581	(7)	(3)	511	(5)	—
Long-term debt	16,041	(314)	127	16,917	(49)	140

28 BB&T Corporation

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017
Pre-tax gain (loss) recognized in OCI:
Deposits	$8		$29
Short-term borrowings	2		2
Long-term debt	21		93
Total	$31	$(47)	$124	$(43)
Pre-tax gain (loss) reclassified from AOCI into interest expense:
Deposits	$(1)		(3)
Short-term borrowings	—		—
Long-term debt	(2)		(11)
Total	$(3)	$6	$(14)	$14

The following table summarizes the impact on net interest income related to fair value hedges, which consist of interest rate contracts. Prior period amounts and presentation were not conformed to new hedge accounting guidance that was adopted in 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017
AFS securities:
Amounts related to interest settlements	$(2)		$(4)
Recognized on derivatives	5		16
Recognized on hedged items	(5)		(16)
Net income (expense) recognized	(2)	$(4)	(4)	$(8)
Loans and leases:
Amounts related to interest settlements	(1)		(1)
Recognized on derivatives	3		6
Recognized on hedged items	(3)		(6)
Net income (expense) recognized	(1)	(1)	(1)	(1)
Long-term debt:
Amounts related to interest settlements	(7)		1
Recognized on derivatives	(62)		(243)
Recognized on hedged items	75		267
Net income (expense) recognized	6	42	25	88
Net income (expense) recognized, total	$3	$37	$20	$79

The following table presents pre-tax gain (loss) recognized in income for derivative instruments not designated as hedges:

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	Location	2018	2017	2018	2017
Client-related and other risk management:
Interest rate contracts	Other noninterest income	$10	$16	$25	$27
Foreign exchange contracts	Other noninterest income	6	(3)	13	(5)
Mortgage banking:
Interest rate contracts	Mortgage banking income	(8)	10	(4)	(5)
MSRs:
Interest rate contracts	Mortgage banking income	(23)	23	(90)	3
Total		$(15)	$46	$(56)	$20

BB&T Corporation 29

The following table presents information about BB&T's cash flow and fair value hedges:

(Dollars in millions)	Jun 30, 2018	Dec 31, 2017
Cash flow hedges:
Net unrecognized after-tax gain (loss) on active hedges recorded in AOCI	$18	$(96)
Net unrecognized after-tax gain (loss) on terminated hedges recorded in AOCI (to be recognized in earnings through 2022)	(5)	3
Estimated portion of net after-tax gain (loss) on active and terminated hedges to be reclassified from AOCI into earnings during the next 12 months	7	(25)
Maximum time period over which BB&T has hedged a portion of the variability in future cash flows for forecasted transactions excluding those transactions relating to the payment of variable interest on existing instruments
	4 years	5 years
Fair value hedges:
Unrecognized pre-tax net gain on terminated hedges (to be recognized as interest primarily through 2025)	$73	$129
Portion of pre-tax net gain on terminated hedges to be recognized as a change in interest during the next 12 months	36	49

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

Derivatives Credit Risk – Central Clearing Parties

With the exception of the central clearing party used for TBA transactions that does not post variation margin to BB&T, central clearing parties exchange cash on a daily basis to settle changes in exposure. Certain derivatives are cleared through central clearing parties that require initial margin collateral. Initial margin collateral requirements are established on varying bases, with such amounts generally designed to offset the risk of non-payment. Initial margin is generally calculated by applying the maximum loss experienced in value over a specified time horizon to the portfolio of existing trades.

The following table summarizes collateral positions with counterparties:

(Dollars in millions)	Jun 30, 2018	Dec 31, 2017
Dealer Counterparties:
Cash collateral received from dealer counterparties	$61	$21
Derivatives in a net gain position secured by collateral received	59	22
Unsecured positions in a net gain with dealer counterparties after collateral postings	1	2
Cash collateral posted to dealer counterparties	113	172
Derivatives in a net loss position secured by collateral received	115	171
Additional collateral that would have been posted had BB&T's credit ratings dropped below investment grade	2	—
Central Clearing Parties:
Cash collateral, including initial margin, posted to central clearing parties	21	177
Derivatives in a net loss position	7	176
Securities pledged to central clearing parties	120	91

30 BB&T Corporation

NOTE 15. Computation of EPS

Basic and diluted EPS calculations are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share data, shares in thousands)	2018	2017	2018	2017
Net income available to common shareholders	$775	$631	$1,520	$1,009

Weighted average number of common shares	775,836	808,980	777,716	809,439
Effect of dilutive outstanding equity-based awards	9,914	10,409	10,646	11,633
Weighted average number of diluted common shares	785,750	819,389	788,362	821,072

Basic EPS	$1.00	$0.78	$1.95	$1.25
Diluted EPS	$0.99	$0.77	$1.93	$1.23

Anti-dilutive awards	—	187	45	297

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

Three Months Ended June 30,	CB-Retail		CB-Commercial		FS&CF
(Dollars in millions)	2018	2017	2018	2017	2018	2017
Net interest income (expense)	$853	$853	$491	$430	$169	$145
Net intersegment interest income (expense)	70	39	54	95	19	38
Segment net interest income	923	892	545	525	188	183
Allocated provision for credit losses	110	118	42	46	(4)	(17)
Segment net interest income after provision	813	774	503	479	192	200
Noninterest income	354	353	108	109	303	297
Noninterest expense	667	682	254	320	312	300
Income (loss) before income taxes	500	445	357	268	183	197
Provision (benefit) for income taxes	123	166	80	91	38	63
Segment net income (loss)	$377	$279	$277	$177	$145	$134

Identifiable assets (period end)	$72,577	$72,791	$57,009	$55,680	$30,446	$29,097

	IH&PF		OT&C (1)		Total
	2018	2017	2018	2017	2018	2017
Net interest income (expense)	$29	$25	$115	$182	$1,657	$1,635
Net intersegment interest income (expense)	(7)	(5)	(136)	(167)	—	—
Segment net interest income	22	20	(21)	15	1,657	1,635
Allocated provision for credit losses	—	1	(13)	(13)	135	135
Segment net interest income after provision	22	19	(8)	28	1,522	1,500
Noninterest income	484	485	(27)	(24)	1,222	1,220
Noninterest expense	408	408	79	32	1,720	1,742
Income (loss) before income taxes	98	96	(114)	(28)	1,024	978
Provision (benefit) for income taxes	25	36	(64)	(52)	202	304
Segment net income (loss)	$73	$60	$(50)	$24	$822	$674

Identifiable assets (period end)	$6,321	$6,275	$56,328	$57,349	$222,681	$221,192

BB&T Corporation 31

Six Months Ended June 30,	CB-Retail		CB-Commercial		FS&CF
(Dollars in millions)	2018	2017	2018	2017	2018	2017
Net interest income (expense)	$1,690	$1,695	$955	$836	$328	$275
Net intersegment interest income (expense)	119	73	124	196	37	78
Segment net interest income	1,809	1,768	1,079	1,032	365	353
Allocated provision for credit losses	232	247	79	50	(9)	(11)
Segment net interest income after provision	1,577	1,521	1,000	982	374	364
Noninterest income	693	684	213	211	604	577
Noninterest expense	1,340	1,355	508	627	613	587
Income (loss) before income taxes	930	850	705	566	365	354
Provision (benefit) for income taxes	229	317	158	194	76	111
Segment net income (loss)	$701	$533	$547	$372	$289	$243

Identifiable assets (period end)	$72,577	$72,791	$57,009	$55,680	$30,446	$29,097

	IH&PF		OT&C (1)		Total
	2018	2017	2018	2017	2018	2017
Net interest income (expense)	$55	$48	$262	$390	$3,290	$3,244
Net intersegment interest income (expense)	(13)	(9)	(267)	(338)	—	—
Segment net interest income	42	39	(5)	52	3,290	3,244
Allocated provision for credit losses	1	3	(18)	(6)	285	283
Segment net interest income after provision	41	36	13	58	3,005	2,961
Noninterest income	923	948	(31)	(29)	2,402	2,391
Noninterest expense	783	808	162	467	3,406	3,844
Income (loss) before income taxes	181	176	(180)	(438)	2,001	1,508
Provision (benefit) for income taxes	46	66	(121)	(280)	388	408
Segment net income (loss)	$135	$110	$(59)	$(158)	$1,613	$1,100

Identifiable assets (period end)	$6,321	$6,275	$56,328	$57,349	$222,681	$221,192

(1)	Includes financial data from business units below the quantitative and qualitative thresholds requiring disclosure.

32 BB&T Corporation

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

BB&T Corporation 33

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

On April 10, 2018, the banking regulators issued a proposal to simplify capital rules for large banks. The proposal introduces a “stress capital buffer," which would in part integrate the forward-looking stress test results with the non-stress capital requirements. The result would produce capital requirements for large banking organizations that are firm-specific and risk-sensitive and reduce the overall number of capital ratios that must be met. The stress capital buffer would equal the decrease in a firm’s CET1 capital ratio in CCAR plus four quarters of planned common stock dividends. A bank's stress capital buffer requirement would be subject to a floor of 2.5% of risk-weighted assets.

On May 14, 2018, the banking regulators issued a proposal that would revise the agencies' regulatory capital rules. The proposal identifies which allowances under the new current expected credit losses accounting standard would be eligible for inclusion in regulatory capital, provides banking organizations the option to phase in the day-one effects on regulatory capital that may result from the adoption of the new accounting standard, and amends certain regulatory disclosure requirements consistent with the new accounting standard. In addition, the agencies are proposing to make amendments to their stress testing regulations so that covered banking organizations that have adopted the new accounting standard would not include the effect of it on their provisioning for purposes of stress testing until the 2020 stress test cycle.

The Economic Growth, Regulatory Relief, and Consumer Protection Act was enacted on May 24, 2018. Effective upon enactment, the banking agencies require depository institutions to assign a heightened risk weight of 150% to high volatility CRE exposures, as defined in the new law. In addition, the bill amends the Federal Deposit Insurance Act to exclude a capped amount of reciprocal deposits from treatment as brokered deposits for qualifying institutions, effective upon enactment. BB&T began to report both items under the new rules of the bill for the second quarter of 2018.

During June 2018, the FDIC and the NCCOB terminated their consent order with Branch Bank related to internal control within the BSA/AML Compliance Program. No money laundering activity was identified and no financial penalty was levied. BB&T continues to work closely with the FRB to resolve its continuing order. Since early 2016, BB&T has made substantial enhancements to its AML compliance program, including significant investments in system upgrades, process improvements and the hiring and placement of a highly experienced AML team to oversee these efforts.

Executive Summary

Consolidated net income available to common shareholders for the second quarter of 2018 was $775 million. On a diluted per common share basis, earnings for the second quarter of 2018 were $0.99, an increase of $0.22 compared to the second quarter of 2017.

BB&T's results of operations for the second quarter of 2018 produced an annualized return on average assets of 1.49% and an annualized return on average common shareholders' equity of 11.74%, compared to ratios for the same quarter of the prior year of 1.22% and 9.30%, respectively.

Total revenues on a TE basis were $2.9 billion for the second quarter of 2018, an increase of $6 million compared to the same period in 2017 as taxable-equivalent net interest income and noninterest income were essentially flat.

The provision for credit losses was $135 million, flat compared to the earlier quarter. Net charge-offs for the second quarter of 2018 totaled $109 million compared to $132 million for the earlier quarter.

Noninterest income was $1.2 billion, flat from the earlier quarter. Noninterest expense for the second quarter of 2018 was $1.7 billion, down $22 million compared to the earlier quarter. Excluding merger-related and restructuring charges, noninterest expense was down $36 million due to continued focus on expense control.

The provision for income taxes was $202 million for the second quarter of 2018, compared to $304 million for the earlier quarter. This produced an effective tax rate for the second quarter of 2018 of 19.7%, compared to 31.1% for the earlier quarter. The provision for income taxes for the current quarter reflects the new lower federal tax rate.

34 BB&T Corporation

The Company previously announced that the FRB accepted its capital plan and did not object to its proposed capital actions. The capital actions, which have been approved by BB&T's Board of Directors, include a $0.03 increase in the quarterly dividend to $0.405 and share buybacks of up to $1.7 billion for the one-year period ending June 30, 2019. BB&T may not utilize the full share repurchases in order to maintain desired capital levels. On July 2, 2018, the acquisition of Regions Insurance was completed.

Analysis of Results of Operations

Net Interest Income and NIM

Second Quarter 2018 compared to Second Quarter 2017

Net interest income on a TE basis was $1.7 billion for the second quarter of 2018, flat compared to the same period in 2017. Interest income increased $152 million, which primarily reflects higher rates. Interest expense increased $148 million primarily due to higher funding costs reflecting the impact of rate increases.

Net interest margin was 3.45%, compared to 3.47% for the second quarter of 2017. Average earning assets increased $1.7 billion. The increase in average earnings assets reflects a $1.7 billion increase in average securities, a $1.4 billion increase in average total loans inclusive of a $1.3 billion decrease in indirect lending and a $1.5 billion decrease in average other earning assets. Average interest-bearing liabilities increased $470 million compared to the earlier quarter, as the growth in earning assets was primarily funded by noninterest-bearing deposits, which increased $1.4 billion compared to the earlier quarter. Average interest-bearing deposits decreased $4.0 billion due to the decision to shift away from higher-cost rate sensitive deposits, which was offset by increases of $1.9 billion in average long-term debt and $2.6 billion in average short-term borrowings. The annualized yield on the total loan portfolio for the second quarter of 2018 was 4.70%, up 34 basis points compared to the earlier quarter, reflecting the impact of rate increases. The annualized taxable-equivalent yield on the average securities portfolio was 2.53%, up four basis points compared to the earlier period.

The average annualized cost of interest-bearing deposits was 0.57%, up 27 basis points compared to the earlier quarter. The average annualized rate on long-term debt was 2.81%, up 90 basis points compared to the earlier quarter. The average annualized rate on short-term borrowings was 1.77%, up 107 basis points compared to the earlier quarter. The higher rates on interest-bearing liabilities reflect the impact of rate increases.

Six Months of 2018 compared to Six Months of 2017

Net interest income on a TE basis was $3.3 billion for the six months ended June 30, 2018, an increase of $11 million compared to the same period in 2017. This increase reflects a $281 million increase in TE interest income, partially offset by a $270 million increase in funding costs. The increase in interest income was driven by higher overall yields. The increase in funding costs was driven by increases in interest rates.

The NIM was 3.45% for the six months ended June 30, 2018, compared to 3.47% for the same period of 2017. The annualized TE yield on the average securities portfolio for the six months ended June 30, 2018 was 2.48%, up three basis points compared to the annualized yield earned during the same period of 2017. The annualized TE yield for the total loan portfolio for the six months ended June 30, 2018 was 4.63%, up 30 basis points compared to the corresponding period of 2017.

The average annualized cost of interest-bearing deposits for the six months ended June 30, 2018 was 0.52%, up 24 basis points compared to the same period in the prior year. The average annualized rate on short-term borrowings was 1.60% for the six months ended June 30, 2018, up 102 basis points compared to the same period in 2017. The average annualized rate on long-term debt for the six months ended June 30, 2018 was 2.67%, up 80 basis points compared to the same period in 2017.

The major components of net interest income and the related annualized yields and rates as well as the variances between the periods caused by changes in interest rates versus changes in volumes are summarized below.

BB&T Corporation 35

Table 1-1
TE Net Interest Income and Rate / Volume Analysis (1)

Three Months Ended June 30,	Average Balances (6)		Annualized Yield/Rate		Income/Expense		Increase	Change due to
(Dollars in millions)	2018	2017	2018	2017	2018	2017	(Decrease)	Rate	Volume
Assets
Total securities, at amortized cost: (2)
U.S. Treasury	$3,537	$4,761	1.80%	1.73%	$17	$21	$(4)	$1	$(5)
GSE	2,384	2,386	2.23	2.22	14	14	—	—	—
Agency MBS	39,777	35,911	2.44	2.21	241	198	43	22	21
States and political subdivisions	1,051	1,879	3.79	5.29	8	25	(17)	(7)	(10)
Non-agency MBS	354	416	17.35	24.16	17	25	(8)	(5)	(3)
Other	42	57	3.26	2.22	—	—	—	—	—
Total securities	47,145	45,410	2.53	2.49	297	283	14	11	3
Other earning assets (3)	2,197	3,649	2.24	1.36	13	11	2	7	(5)
Loans and leases, net of unearned income: (4)(5)
Commercial and industrial	59,548	58,150	3.92	3.57	580	518	62	50	12
CRE	21,546	20,304	4.64	3.87	246	196	50	38	12
Lease financing	1,862	1,664	3.05	2.91	12	12	—	—	—
Residential mortgage	29,272	29,392	4.01	4.01	291	295	(4)	—	(4)
Direct	11,680	12,000	5.10	4.55	150	135	15	18	(3)
Indirect	16,804	18,127	7.46	6.83	311	309	2	26	(24)
Revolving credit	2,831	2,612	9.16	8.78	73	57	16	6	10
PCI	559	825	18.92	17.94	26	37	(11)	2	(13)
Total loans and leases HFI	144,102	143,074	4.70	4.37	1,689	1,559	130	140	(10)
LHFS	1,650	1,253	4.02	3.65	17	11	6	1	5
Total loans and leases	145,752	144,327	4.70	4.36	1,706	1,570	136	141	(5)
Total earning assets	195,094	193,386	4.14	3.87	2,016	1,864	152	159	(7)
Nonearning assets	26,250	27,632
Total assets	$221,344	$221,018
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-checking	$26,969	$28,849	0.42	0.22	29	15	14	15	(1)
Money market and savings	62,105	64,294	0.56	0.29	86	47	39	41	(2)
Time deposits	13,966	14,088	0.86	0.48	30	17	13	13	—
Foreign deposits - interest-bearing	673	459	1.77	1.03	3	1	2	1	1
Total interest-bearing deposits	103,713	107,690	0.57	0.30	148	80	68	70	(2)
Short-term borrowings	5,323	2,748	1.77	0.70	23	5	18	11	7
Long-term debt	23,639	21,767	2.81	1.91	166	104	62	52	10
Total interest-bearing liabilities	132,675	132,205	1.02	0.57	337	189	148	133	15
Noninterest-bearing deposits	53,963	52,573
Other liabilities	5,121	5,938
Shareholders' equity	29,585	30,302
Total liabilities and shareholders' equity	$221,344	$221,018
Average interest-rate spread			3.12%	3.30%
NIM/net interest income			3.45%	3.47%	$1,679	$1,675	$4	$26	$(22)
Taxable-equivalent adjustment					$22	$40

(1)
Yields are stated on a TE basis utilizing the marginal income tax rates. The change in interest not solely due to changes in rate or volume has been allocated on a pro-rata basis based on the absolute dollar amount of each.

(2)	Total securities include AFS and HTM securities.

(3)	Includes cash equivalents, interest-bearing deposits with banks, trading securities, FHLB stock and other earning assets.

(4)	Loan fees, which are not material for any of the periods shown, are included for rate calculation purposes.

(5)	NPLs are included in the average balances.

(6)	Excludes basis adjustments for fair value hedges.

36 BB&T Corporation

Table 1-2
TE Net Interest Income and Rate / Volume Analysis (1)

Six Months Ended June 30,	Average Balances (6)		Annualized Yield/Rate		Income/Expense		Increase	Change due to
(Dollars in millions)	2018	2017	2018	2017	2018	2017	(Decrease)	Rate	Volume
Assets
Total securities, at amortized cost: (2)
U.S. Treasury	$3,538	$4,746	1.79%	1.72%	$32	$41	$(9)	$2	$(11)
GSE	2,384	2,385	2.23	2.22	27	27	—	—	—
Agency MBS	40,292	35,412	2.43	2.19	489	387	102	45	57
States and political subdivisions	1,133	1,985	3.78	5.20	19	52	(33)	(13)	(20)
Non-agency MBS	364	424	12.41	21.45	24	45	(21)	(16)	(5)
Other	45	58	2.73	2.05	—	—	—	—	—
Total securities	47,756	45,010	2.48	2.45	591	552	39	18	21
Other earning assets (3)	2,223	3,953	3.40	1.43	38	27	11	27	(16)
Loans and leases, net of unearned income: (4)(5)
Commercial and industrial	59,090	57,639	3.82	3.53	1,117	1,010	107	82	25
CRE	21,472	20,100	4.56	3.81	480	379	101	75	26
Lease financing	1,867	1,658	3.03	2.88	26	24	2	—	2
Residential mortgage	29,049	29,546	4.01	4.01	580	592	(12)	—	(12)
Direct	11,735	12,007	5.00	4.44	291	264	27	33	(6)
Indirect	16,859	18,132	7.39	6.79	615	611	4	50	(46)
Revolving credit	2,815	2,610	9.05	8.79	140	114	26	7	19
PCI	595	854	19.07	18.86	56	80	(24)	1	(25)
Total loans and leases HFI	143,482	142,546	4.64	4.34	3,305	3,074	231	248	(17)
LHFS	1,352	1,468	3.87	3.56	26	26	—	2	(2)
Total loans and leases	144,834	144,014	4.63	4.33	3,331	3,100	231	250	(19)
Total earning assets	194,813	192,977	4.09	3.84	3,960	3,679	281	295	(14)
Nonearning assets	26,568	27,516
Total assets	$221,381	$220,493
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-checking	$27,119	$29,211	0.39	0.20	54	28	26	28	(2)
Money market and savings	61,899	64,574	0.50	0.26	153	84	69	73	(4)
Time deposits	13,907	14,504	0.77	0.48	53	34	19	20	(1)
Foreign deposits - interest-bearing	803	693	1.57	0.79	6	3	3	3	—
Total interest-bearing deposits	103,728	108,982	0.52	0.28	266	149	117	124	(7)
Short-term borrowings	5,399	2,428	1.60	0.58	43	7	36	21	15
Long-term debt	23,658	21,264	2.67	1.87	316	199	117	93	24
Total interest-bearing liabilities	132,785	132,674	0.94	0.54	625	355	270	238	32
Noninterest-bearing deposits	53,681	51,838
Other liabilities	5,359	5,877
Shareholders' equity	29,556	30,104
Total liabilities and shareholders' equity	$221,381	$220,493
Average interest-rate spread			3.15%	3.30%
NIM/net interest income			3.45%	3.47%	$3,335	$3,324	$11	$57	$(46)
Taxable-equivalent adjustment					$45	$80

(1)
Yields are stated on a TE basis utilizing the marginal income tax rates. The change in interest not solely due to changes in rate or volume has been allocated on a pro-rata basis based on the absolute dollar amount of each.

(2)	Total securities include AFS and HTM securities.

(3)	Includes cash equivalents, interest-bearing deposits with banks, trading securities, FHLB stock and other earning assets.

(4)	Loan fees, which are not material for any of the periods shown, are included for rate calculation purposes.

(5)	NPLs are included in the average balances.

(6)	Excludes basis adjustments for fair value hedges.

BB&T Corporation 37

Provision for Credit Losses

Second Quarter 2018 compared to Second Quarter 2017

The provision for credit losses totaled $135 million for the second quarter of 2018, compared to $135 million for the same period of the prior year.

Net charge-offs were $109 million for the second quarter of 2018 and $132 million for the second quarter of 2017. Net charge-offs in residential mortgage decreased $15 million, primarily due to net charge-offs associated with the 2017 sale of $300 million of residential mortgage loans, which included $40 million of nonaccrual loans and $199 million of performing TDRs.

Net charge-offs were 0.30% of average loans and leases on an annualized basis for the second quarter of 2018, compared to 0.37% of average loans and leases for the same period in 2017.

Six Months of 2018 compared to Six Months of 2017

The provision for credit losses totaled $285 million for the six months ended June 30, 2018, compared to $283 million for the same period of 2017.

Net charge-offs for the six months ended June 30, 2018 were $254 million, compared to $280 million for the six months ended June 30, 2017. Net charge-offs in residential mortgage decreased $23 million, primarily due to net charge-offs associated with the previously mentioned sale of residential mortgage loans.

Net charge-offs were 0.36% of average loans and leases on an annualized basis for the six months ended June 30, 2018, compared to 0.40% of average loans and leases for the same period in 2017.

Noninterest Income

Second Quarter 2018 compared to Second Quarter 2017

Noninterest income for the second quarter of 2018 was essentially flat compared to the earlier quarter.

Six Months of 2018 compared to Six Months of 2017

Noninterest income for the six months ended June 30, 2018 totaled $2.4 billion, up $11 million compared to the same period in 2017.

Investment banking and brokerage fees and commissions were $222 million, up $26 million due to higher managed account fees and higher investment banking income. Insurance income was $917 million, down $22 million compared to the corresponding period of 2017. This decrease was primarily due to lower performance-based commissions. Service charges on deposits was essentially flat, but was negatively impacted due to fee waivers associated with the February system outage. Other income was essentially flat, as increases from various sundry items were offset by a $27 million decrease in income related to assets for certain post-employment benefits, which is primarily offset in other income/expense categories.

Noninterest Expense

Second Quarter 2018 compared to Second Quarter 2017

Noninterest expense for the second quarter of 2018 was down $22 million compared to the earlier quarter. Excluding merger-related and restructuring charges, noninterest expense was down $36 million due to continued focus on expense control. This includes the benefits of prior optimization efforts including lower occupancy and equipment expense and fewer FTEs, as well as lower project-related costs.

Personnel expense was essentially flat compared to the earlier quarter as lower salaries expense driven by approximately 1,600 fewer FTEs was largely offset by higher performance-based incentive expense and annual merit increases.

Other expense decreased $16 million compared to the earlier quarter primarily due to an increase in the expected return on pension plan assets due to higher plan assets.

Six Months of 2018 compared to Six Months of 2017

Noninterest expense totaled $3.4 billion for the six months ended June 30, 2018, a decrease of $438 million, or 11.4%, over the same period of the prior year. This decrease was driven by the loss on early extinguishment of debt in 2017, lower outside IT services and lower other expense.

38 BB&T Corporation

Personnel expense was $2.1 billion for the six months ended June 30, 2018, an increase of $10 million compared to the six months ended June 30, 2017. The increase was driven by $15 million in higher defined benefit pension plan service cost and $12 million of higher performance-based incentive expense. Salaries decreased by $15 million primarily due to approximately 1,600 fewer FTEs, which was partially offset by annual merit increases and promotions.

Outside IT services decreased $24 million primarily as a result of decreased expenses associated with the implementation of a new commercial lending information and accounting system in 2017 and systems enhancements related to BSA/AML.

Other expense decreased $30 million primarily due to the estimated return on defined benefit pension plan assets, which was $39 million better than the earlier period.

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

Table 2
Net Income by Reportable Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017
Community Banking Retail and Consumer Finance	$377	$279	$701	$533
Community Banking Commercial	277	177	547	372
Financial Services and Commercial Finance	145	134	289	243
Insurance Holdings and Premium Finance	73	60	135	110
Other, Treasury & Corporate	(50)	24	(59)	(158)
BB&T Corporation	$822	$674	$1,613	$1,100

Second Quarter 2018 compared to Second Quarter 2017

Community Banking Retail and Consumer Finance

CB-Retail serves retail clients by offering a variety of loan and deposit products, payment services, bankcard products and other financial services by connecting clients to a wide range of financial products and services. CB-Retail includes Dealer Retail Services, which originates loans on an indirect basis to consumers for the purchase of automobiles, boats and recreational vehicles. Additionally, CB-Retail includes specialty finance lending, small equipment leasing and other products for consumers. CB-Retail also includes Residential Mortgage Banking, which originates and purchases mortgage loans to either hold for investment or sell to third parties. BB&T generally retains the servicing rights to loans sold. Mortgage products include fixed and adjustable-rate government guaranteed and conventional loans used for the purpose of constructing, purchasing or refinancing residential properties. Substantially all of the properties are owner-occupied. Residential Mortgage Banking also includes Mortgage Warehouse Lending, which provides short-term lending solutions to finance first-lien residential mortgages held-for-sale by independent mortgage companies.

CB-Retail net income was $377 million for the second quarter of 2018, an increase of $98 million compared to the earlier quarter. Segment net interest income increased $31 million due to higher funding spreads on deposits, partially offset by lower credit spreads on loans. The allocated provision for credit losses decreased slightly due to a decline in net charge-offs primarily driven by the sale of mortgage TDRs in the earlier period, partially offset by accelerating loan growth in the current quarter. Noninterest expense decreased primarily due to declines in personnel expense, loan-related expense, and occupancy and equipment expense. The provision for income taxes decreased $43 million due to the lower federal tax rate compared to the earlier quarter.

CB-Retail average loans and leases held for investment decreased $1.4 billion, or 2.2%, compared to the earlier quarter, primarily driven by a decline in sales finance loans due to the strategic decision to optimize the size of the portfolio and direct investments towards higher-yielding assets.

CB-Retail average total deposits decreased $96 million, or 0.1%, compared to the earlier quarter. Average noninterest-bearing deposits increased $1.3 billion while average time deposits, interest checking, and money market and savings fell $636 million, $478 million and $290 million, respectively.

BB&T Corporation 39

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

CB-Commercial net income was $277 million for the second quarter of 2018, an increase of $100 million compared to the earlier quarter. Segment net interest income increased $20 million primarily driven by higher funding spreads and average loan growth, partially offset by lower credit spreads on loans. Noninterest expense decreased $66 million driven primarily by a decline in personnel expense due to a change in approach for allocating capitalized loan origination costs that was implemented in the third quarter of 2017, as well as lower allocated corporate expenses. The provision for income taxes decreased compared to the earlier quarter due to the lower federal tax rate.

CB-Commercial average loans and leases held for investment increased $994 million, or 1.9%, compared to the earlier quarter, driven primarily by an increase in average commercial real estate loans.

CB-Commercial average total deposits decreased $307 million, or 0.5%, compared to the earlier quarter. Noninterest-bearing deposits increased $480 million while average interest checking and time deposits declined $725 million and $153 million, respectively.

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

FS&CF net income was $145 million for the second quarter of 2018, an increase of $11 million compared to the earlier quarter. Noninterest income increased slightly primarily due to higher commercial mortgage banking income. The allocated provision for credit losses increased due to higher incurred loss estimates and an increase in net charge-offs. Noninterest expense increased primarily due to higher personnel expense. The provision for income taxes decreased $25 million due to the lower federal tax rate.

FS&CF average loans and leases held for investment increased $1.9 billion, or 7.5%, compared to the earlier quarter. Corporate Banking's average loans and leases held for investment increased $698 million, or 4.7%, compared to the earlier quarter, while BB&T Wealth's average loans and leases held for investment increased $240 million, or 14.5%. Average loans and leases held for investment at Governmental Finance increased $417 million, or 8.8%, compared to the earlier quarter and increased 12.5% and 15.0%, respectively, for Equipment Finance and Grandbridge.

FS&CF average total deposits decreased $3.1 billion, or 10.0%, compared to the earlier quarter. Average money market and savings accounts fell $2.2 billion, or 10.4%, and average interest checking declined $745 million, or 12.3%.

Insurance Holdings and Premium Finance

BB&T's insurance agency / brokerage network is the fifth largest in the world. IH&PF provides property and casualty, employee benefits and life insurance to businesses and individuals. It also provides small business and corporate services, such as workers compensation and professional liability, as well as surety coverage and title insurance. In addition, IH&PF includes commercial and retail insurance premium finance.

IH&PF net income was $73 million for the second quarter of 2018, an increase of $13 million compared to the earlier quarter. Noninterest income and noninterest expense were essentially flat compared to the earlier quarter. The provision for income taxes decreased compared to the earlier quarter due to the lower federal tax rate.

Other, Treasury & Corporate

Net income in OT&C can vary due to the changing needs of the Corporation, including the size of the investment portfolio, the need for wholesale funding and income received from derivatives used to hedge the balance sheet.

40 BB&T Corporation

OT&C generated a net loss of $50 million in the second quarter of 2018, compared to net income of $24 million in the earlier quarter. Segment net interest income decreased $36 million primarily due to an increase in the rate and average balances for long-term debt. Noninterest expense increased $47 million primarily due to an increase in personnel expense resulting from a third quarter of 2017 change in approach for allocating capitalized loan origination costs.

Six Months of 2018 compared to Six Months of 2017

Community Banking Retail and Consumer Finance

CB-Retail net income was $701 million for the six months ended June 30, 2018, an increase of $168 million compared to the same period of the prior year. Segment net interest income increased $41 million primarily due to higher funding spreads on deposits, partially offset by lower credit spreads on loans. Noninterest income increased slightly primarily due to higher bankcard fees and merchant discounts. The allocated provision for credit losses decreased primarily due to a decline in net charge-offs and a decrease in incurred loss estimates, partially offset by accelerating loan growth in the current period. Noninterest expense decreased primarily due to declines in personnel expense, loan-related expense, and occupancy and equipment expense, partially offset by an increase in allocated corporate expenses. The provision for income taxes decreased $88 million due to the lower federal tax rate compared to the earlier period.

CB-Retail average loans and leases held for investment decreased $1.8 billion, or 2.8%, compared to the earlier period, primarily driven by a decline in sales finance loans due to the strategic decision to optimize the size of the portfolio and direct investments towards higher-yielding assets.

CB-Retail average total deposits decreased $243 million, or 0.3%, compared to the earlier period. Average noninterest-bearing deposits increased $1.4 billion while average time deposits and interest checking fell $1.0 billion and $472 million, respectively.

Community Banking Commercial
CB-Commercial net income was $547 million for the six months ended June 30, 2018, an increase of $175 million compared to the same period of the prior year. Segment net interest income increased $47 million driven primarily by higher funding spreads and average loan growth, partially offset by lower credit spreads on loans. The allocated provision for credit losses increased $29 million primarily due to an increase in incurred loss estimates. Noninterest expense decreased $119 million driven primarily by a decline in personnel expense due to a third quarter of 2017 change in approach for allocating capitalized loan origination costs, as well as lower allocated corporate expenses. The provision for income taxes decreased $36 million compared to the earlier period due to the lower tax rate.

CB-Commercial average loans and leases held for investment increased $1.1 billion, or 2.1%, compared to the earlier period, driven primarily by an increase in average commercial real estate loans.

CB-Commercial average total deposits decreased $238 million, or 0.4%, compared to the earlier period. Noninterest-bearing deposits increased $744 million while average interest checking and time deposits declined $758 million and $158 million, respectively.

Financial Services and Commercial Finance

FS&CF net income was $289 million for the six months ended June 30, 2018, an increase of $46 million compared to the same period of the prior year. Segment net interest income increased due to higher funding spreads and average loan growth, partially offset by lower credit spreads on loans and a decline in average total deposits. Noninterest income increased $27 million due to higher investment banking and brokerage fees and commissions, primarily driven by higher managed account fees. Noninterest expense increased $26 million due to higher performance-based incentive expense. The provision for income taxes decreased $35 million due to the lower tax rate.

FS&CF average loans and leases held for investment increased $2.1 billion, or 8.5%, compared to the earlier period. Corporate Banking's average loans and leases held for investment increased $793 million, or 5.4%, compared to the earlier period, while BB&T Wealth's average loans and leases held for investment increased $255 million, or 15.8%. Average loans and leases held for investment at Governmental Finance increased $507 million, or 10.8%, compared to the earlier period and increased 13.5% and 14.5%, respectively, for Equipment Finance and Grandbridge.

FS&CF average total deposits decreased $3.4 billion, or 10.7%, compared to the earlier period. Average money market and savings accounts fell $2.4 billion, or 11.3%, and average interest checking declined $845 million, or 13.9%.

BB&T Corporation 41

Insurance Holdings and Premium Finance

IH&PF net income was $135 million for the six months ended June 30, 2018, an increase of $25 million compared to the same period of the prior year. Noninterest income decreased $25 million primarily due to lower performance-based commissions. Noninterest expense decreased $25 million primarily due to declines in business referral expense and allocated corporate expenses. The provision for income taxes decreased $20 million compared to the earlier period due to the lower federal tax rate.

Other, Treasury & Corporate

OT&C generated a net loss of $59 million for the six months ended June 30, 2018, compared to a net loss of $158 million for the same period of the prior year. Segment net interest income decreased $57 million primarily due to an increase in the rate and average balances for long-term debt. The allocated provision for credit losses decreased due to a decline in the provision for unfunded lending commitments. Noninterest expense decreased $305 million due to a $392 million loss on the early extinguishment of debt in the earlier period. This decrease was partially offset by an increase in personnel expense due to a third quarter of 2017 change in approach for allocating capitalized loan origination costs, as well as a decline in corporate expenses allocated to other operating segments. The benefit for income taxes decreased $159 million primarily due to a decline in pre-tax loss and lower excess tax benefits from equity-based compensation.

Analysis of Financial Condition

Investment Activities

The total securities portfolio was $45.7 billion at June 30, 2018, compared to $47.6 billion at December 31, 2017. As of June 30, 2018, the securities portfolio included $23.9 billion of AFS securities (at fair value) and $21.7 billion of HTM securities (at amortized cost).

The effective duration of the securities portfolio was 5.2 years at June 30, 2018, compared to 4.7 years at December 31, 2017. The duration of the securities portfolio excludes certain non-agency MBS.

Lending Activities

Loans HFI totaled $146.2 billion at June 30, 2018, compared to $143.7 billion at December 31, 2017. This increase was primarily related to commercial and industrial loans and residential mortgage loans. Management continuously evaluates the composition of the loan portfolio taking into consideration the current and expected market conditions, interest rate environment and risk profiles to optimize profitability. Based upon this evaluation, management may decide to focus efforts on growing or decreasing exposures in certain portfolios through both organic changes and portfolio acquisitions or sales.

The following table presents the composition of average loans and leases:

Table 3
Quarterly Average Balances of Loans and Leases

For the Three Months Ended
(Dollars in millions)	6/30/2018	3/31/2018	12/31/2017	9/30/2017	6/30/2017
Commercial:
Commercial and industrial	$59,548	$58,627	$58,478	$58,211	$58,150
CRE	21,546	21,398	20,998	20,776	20,304
Lease financing	1,862	1,872	1,851	1,732	1,664
Retail:
Residential mortgage	29,272	28,824	28,559	28,924	29,392
Direct	11,680	11,791	11,901	11,960	12,000
Indirect	16,804	16,914	17,426	17,678	18,127
Revolving credit	2,831	2,798	2,759	2,668	2,612
PCI	559	631	689	742	825
Total average loans and leases HFI	$144,102	$142,855	$142,661	$142,691	$143,074

Average loans held for investment for the second quarter of 2018 were $144.1 billion, up $1.2 billion, or 3.5% annualized compared to the first quarter of 2018.

42 BB&T Corporation

Average commercial and industrial loans increased $921 million driven by strong growth in mortgage warehouse lending of $389 million following a seasonal decline in the first quarter. Community Banking Commercial segment average loans increased $260 million across most of the footprint. Also contributing to the growth in commercial and industrial loans was higher dealer floor plan and premium finance of $64 million and $60 million, respectively. Average CRE loans increased $148 million primarily due to an increase in construction lending and Grandbridge. Average residential mortgage loans increased $448 million primarily due to the retention of a portion of the conforming mortgage production.

Average direct retail loans decreased $111 million, however, direct retail loans as of June 30, 2018, were relatively flat compared to the balance at the end of the first quarter as loan demand in this category improved late in the second quarter.

Average indirect retail loans decreased $110 million. While overall this category decreased, there was strong seasonal growth in power sports and recreational lending, which was more than offset by declines in automobile loans. Indirect loans as of June 30, 2018, were $17.1 billion, up 11.1% annualized compared to the end of the first quarter, reflecting strong growth late in the second quarter.

BB&T Corporation 43

Asset Quality

The following tables summarize asset quality information for the past five quarters:

Table 4
Asset Quality

(Dollars in millions)	6/30/2018	3/31/2018	12/31/2017	9/30/2017	6/30/2017
NPAs (1)
NPLs:
Commercial and industrial	$243	$257	$259	$288	$300
CRE	61	67	45	41	50
Lease financing	9	13	1	2	3
Residential mortgage	119	127	129	141	131
Direct	58	64	64	64	65
Indirect	68	74	72	70	63
Total NPLs HFI (1)(2)	558	602	570	606	612
Foreclosed real estate	43	40	32	46	48
Other foreclosed property	23	27	25	28	30
Total nonperforming assets (1)(2)	$624	$669	$627	$680	$690

Performing TDRs (3):
Commercial and industrial	$44	$38	$50	$62	$50
CRE	11	12	16	22	24
Residential mortgage	647	627	605	609	603
Direct	58	59	62	63	63
Indirect	284	277	281	267	244
Revolving credit	29	29	29	29	29
Total performing TDRs (3)(4)	$1,073	$1,042	$1,043	$1,052	$1,013

Loans 90 days or more past due and still accruing:
Commercial and industrial	$—	$—	$1	$—	$—
CRE	—	—	1	—	—
Residential mortgage (5)	374	420	465	409	401
Direct	4	6	6	9	7
Indirect	4	5	6	6	4
Revolving credit	10	11	12	11	10
PCI	43	48	57	70	71
Total loans 90 days or more past due and still accruing (5)	$435	$490	$548	$505	$493

Loans 30-89 days past due:
Commercial and industrial	$26	$31	$41	$47	$32
CRE	4	10	8	8	3
Lease financing	2	1	4	1	2
Residential mortgage (6)	441	400	472	455	393
Direct	52	55	65	55	54
Indirect	337	272	412	358	341
Revolving credit	21	21	23	22	20
PCI	22	24	27	41	29
Total loans 30-89 days past due (6)	$905	$814	$1,052	$987	$874
Excludes loans held for sale.

(1)	PCI loans are accounted for using the accretion method.

(2)
Sales of nonperforming loans totaled $12 million, $33 million, $44 million, $19 million and $75 million for the quarter ended June 30, 2018, March 31, 2018, December 31, 2017, September 30, 2017 and June 30, 2017, respectively.

(3)
Excludes TDRs that are nonperforming totaling $191 million, $196 million, $189 million, $203 million and $214 million at June 30, 2018, March 31, 2018, December 31, 2017, September 30, 2017 and June 30, 2017, respectively. These amounts are included in total nonperforming assets.

(4)
Sales of performing TDRs, which were primarily residential mortgage loans, totaled $17 million, $29 million, $44 million, $49 million and $203 million for the quarter ended June 30, 2018, March 31, 2018, December 31, 2017, September 30, 2017 and June 30, 2017, respectively.

(5)
Includes government guaranteed GNMA mortgage loans that BB&T has the right but not the obligation to repurchase that are past due 90 days or more totaling $27 million, $23 million, $66 million, $45 million and $32 million at June 30, 2018, March 31, 2018, December 31, 2017, September 30, 2017 and June 30, 2017, respectively.

(6)
Includes government guaranteed GNMA mortgage loans that BB&T has the right but not the obligation to repurchase that are past due 30-89 days totaling $1 million, $1 million, $2 million, $2 million and $2 million at June 30, 2018, March 31, 2018, December 31, 2017, September 30, 2017 and June 30, 2017, respectively.

44 BB&T Corporation

Table 5
Asset Quality Ratios

As of / For the Three Months Ended	6/30/2018	3/31/2018	12/31/2017	9/30/2017	6/30/2017
Asset Quality Ratios:
NPLs as a percentage of loans and leases HFI	0.38%	0.42%	0.40%	0.42%	0.43%
NPAs as a percentage of:
Total assets	0.28	0.30	0.28	0.31	0.31
Loans and leases HFI plus foreclosed property	0.43	0.47	0.44	0.48	0.48
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI	0.30	0.34	0.38	0.35	0.34
Loans 30-89 days past due and still accruing as a percentage of loans and leases HFI	0.62	0.57	0.73	0.69	0.61
Net charge-offs as a percentage of average loans and leases HFI	0.30	0.41	0.36	0.35	0.37
ALLL as a percentage of loans and leases HFI	1.05	1.05	1.04	1.04	1.03
Ratio of ALLL to:
Net charge-offs	3.49x	2.55x	2.89x	2.93x	2.80x
NPLs	2.74x	2.49x	2.62x	2.44x	2.43x

Asset Quality Ratios (Excluding Government Guaranteed and PCI): (1)
Loans 90 days or more past due and still accruing as a percentage of loans and leases HFI	0.04%	0.04%	0.05%	0.05%	0.05%
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

Nonperforming assets totaled $624 million at June 30, 2018, down $45 million compared to March 31, 2018. Nonperforming loans and leases represented 0.38% of loans and leases held for investment, a four basis point decrease compared to March 31, 2018. The decrease in nonperforming assets was across all major loan categories.

The following table presents activity related to NPAs:

Table 6
Rollforward of NPAs

Six Months Ended June 30,
(Dollars in millions)	2018	2017
Balance, January 1	$627	$813
New NPAs	616	657
Advances and principal increases	226	141
Disposals of foreclosed assets (1)	(222)	(258)
Disposals of NPLs (2)	(45)	(149)
Charge-offs and losses	(124)	(131)
Payments	(366)	(289)
Transfers to performing status	(87)	(91)
Other, net	(1)	(3)
Ending balance, June 30	$624	$690

(1)	Includes charge-offs and losses recorded upon sale of $105 million and $115 million for the six months ended June 30, 2018 and 2017, respectively.

(2)	Includes charge-offs and losses recorded upon sale of $11 million and $17 million for the six months ended June 30, 2018 and 2017, respectively.

Loans 30-89 days past due and still accruing totaled $905 million at June 30, 2018, up $91 million compared to the prior quarter. The increase was primarily due to residential mortgage and expected seasonality in indirect lending.

BB&T Corporation 45

Loans 90 days or more past due and still accruing totaled $435 million at June 30, 2018, down $55 million compared to the prior quarter, primarily due to a decrease in residential mortgage loans. The ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.30% at June 30, 2018, compared to 0.34% for the prior quarter. Excluding government guaranteed and PCI loans, the ratio of loans 90 days or more past due and still accruing as a percentage of loans and leases was 0.04% at June 30, 2018, unchanged from the prior quarter.

Problem loans include NPLs and loans that are 90 days or more past due and still accruing as disclosed in Table 4. In addition, for the commercial portfolio segment, loans that are rated special mention or substandard performing are closely monitored by management as potential problem loans. Refer to Note 3. Loans and ACL herein for additional disclosures related to these potential problem loans.

Certain residential mortgage loans have an initial period where the borrower is only required to pay the periodic interest. After the interest-only period, the loan will require the payment of both interest and principal over the remaining term. At June 30, 2018, approximately $614 million of the outstanding balances of residential mortgage loans were in the interest-only phase. Approximately 96.2% of the interest-only balances will begin amortizing within the next three years.

Home equity lines, which are a component of the direct retail portfolio, generally require interest-only payments during the first 15 years after origination. After this initial period, the outstanding balance begins amortizing and requires the payment of both interest and principal. At June 30, 2018, the direct retail lending portfolio includes $8.2 billion of variable rate home equity lines and $1.1 billion of variable rate other lines of credit. Approximately $6.4 billion of the variable rate home equity lines is currently in the interest-only phase and approximately 7.4% of these balances will begin amortizing within the next three years. Approximately $942 million of the outstanding balance of variable rate other lines of credit is in the interest-only phase and 13.6% of these balances will begin amortizing within the next three years. Variable rate home equity lines and other lines of credit typically reset on a monthly basis.

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

Performing TDRs were up $31 million during the second quarter primarily in residential mortgage with small increases in indirect lending and commercial and industrial.

The following table provides a summary of performing TDR activity:

Table 7
Rollforward of Performing TDRs

(Dollars in millions)	2018	2017
Balance, January 1	$1,043	$1,187
Inflows	256	324
Payments and payoffs	(83)	(138)
Charge-offs	(31)	(26)
Transfers to nonperforming TDRs, net	(36)	(40)
Removal due to the passage of time	(25)	(41)
Non-concessionary re-modifications	(5)	(2)
Sold and transferred to LHFS	(46)	(251)
Balance, June 30	$1,073	$1,013

46 BB&T Corporation

The following table provides further details regarding the payment status of TDRs outstanding at June 30, 2018:

Table 8
Payment Status of TDRs

June 30, 2018					Past Due 90 Days Or More
(Dollars in millions)	Current Status		Past Due 30-89 Days				Total
Performing TDRs (1):
Commercial:
Commercial and industrial	$44	100.0%	$—	—%	$—	—%	$44
CRE	11	100.0	—	—	—	—	11
Retail:
Residential mortgage	377	58.3	109	16.8	161	24.9	647
Direct	56	96.6	2	3.4	—	—	58
Indirect	236	83.1	48	16.9	—	—	284
Revolving credit	25	86.3	3	10.3	1	3.4	29
Total performing TDRs	749	69.8	162	15.1	162	15.1	1,073
Nonperforming TDRs (2)	87	45.5	28	14.7	76	39.8	191
Total TDRs	$836	66.2	$190	15.0	$238	18.8	$1,264

(1)	Past due performing TDRs are included in past due disclosures.

(2)	Nonperforming TDRs are included in NPL disclosures.

BB&T Corporation 47

ACL

Activity related to the ACL is presented in the following tables:

Table 9
Activity in ACL

	For The Three Months Ended					Six Months Ended June 30,
(Dollars in millions)	6/30/2018	3/31/2018	12/31/2017	9/30/2017	6/30/2017	2018	2017
Balance, beginning of period	$1,614	$1,609	$1,601	$1,602	$1,599	$1,609	$1,599
Provision for credit losses (excluding PCI loans)	142	153	137	128	151	295	297
Provision (benefit) for PCI loans	(7)	(3)	1	(2)	(16)	(10)	(14)
Charge-offs:
Commercial and industrial	(23)	(23)	(23)	(13)	(26)	(46)	(59)
CRE	(2)	(6)	(2)	(4)	(3)	(8)	(4)
Lease financing	(1)	(1)	(1)	(2)	(1)	(2)	(2)
Residential mortgage	(5)	(4)	(8)	(7)	(20)	(9)	(32)
Direct	(17)	(19)	(15)	(16)	(16)	(36)	(30)
Indirect	(82)	(107)	(104)	(103)	(88)	(189)	(195)
Revolving credit	(21)	(21)	(19)	(17)	(19)	(42)	(40)
PCI	—	—	—	(1)	—	—	—
Total charge-offs	(151)	(181)	(172)	(163)	(173)	(332)	(362)
Recoveries:
Commercial and industrial	11	8	12	8	9	19	16
CRE	1	2	4	3	3	3	9
Lease financing	1	—	1	1	—	1	—
Residential mortgage	1	—	1	—	1	1	1
Direct	6	6	6	6	7	12	13
Indirect	17	15	13	14	16	32	33
Revolving credit	5	5	5	4	5	10	10
Total recoveries	42	36	42	36	41	78	82
Net charge-offs	(109)	(145)	(130)	(127)	(132)	(254)	(280)
Balance, end of period	$1,640	$1,614	$1,609	$1,601	$1,602	$1,640	$1,602

ALLL (excluding PCI loans)	$1,512	$1,473	$1,462	$1,451	$1,455
ALLL for PCI loans	18	25	28	27	30
RUFC	110	116	119	123	117
Total ACL	$1,640	$1,614	$1,609	$1,601	$1,602

The ACL, which consists of the ALLL and the RUFC, totaled $1.6 billion at June 30, 2018, up $31 million compared to December 31, 2017.

The ALLL, excluding PCI, was $1.5 billion, up $50 million compared to December 31, 2017. The allowance for PCI loans was $18 million, down $10 million compared to December 31, 2017. As of June 30, 2018, the total allowance for loan and lease losses was 1.05% of loans and leases held for investment, compared to 1.04% at December 31, 2017. These amounts include acquired loans, which were marked to fair value and did not receive an ALLL at the acquisition date.

The ALLL was 2.74 times NPLs held for investment, compared to 2.62 times at December 31, 2017. At June 30, 2018, the ALLL was 3.49 times annualized quarterly net charge-offs, compared to 2.89 times at December 31, 2017.

Net charge-offs during the second quarter of 2018 totaled $109 million, or 0.30% of average loans and leases, compared to $132 million, or 0.37% of average loans and leases for the second quarter of 2017.

48 BB&T Corporation

The following table presents an allocation of the ALLL at June 30, 2018 and December 31, 2017. This allocation of the ALLL is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 10
Allocation of ALLL by Category

	June 30, 2018		December 31, 2017
(Dollars in millions)	Amount	% Loans in each category	Amount	% Loans in each category
Commercial and industrial	$535	41.3%	$522	41.1%
CRE	191	14.8	160	14.8
Lease financing	10	1.3	9	1.3
Residential mortgage	221	20.5	209	20.0
Direct	97	8.0	106	8.3
Indirect	353	11.7	348	12.0
Revolving credit	105	2.0	108	2.0
PCI	18	0.4	28	0.5
Total ALLL	1,530	100.0%	1,490	100.0%
RUFC	110		119
Total ACL	$1,640		$1,609

Deposits

Deposits totaled $159.5 billion at June 30, 2018, an increase of $2.1 billion from December 31, 2017. Noninterest-bearing deposits increased $503 million, time deposits increased $1.6 billion and money market and savings increased $410 million, while interest checking decreased $420 million.

The following table presents the composition of average deposits for the last five quarters:

Table 11
Composition of Average Deposits

Three Months Ended
(Dollars in millions)	6/30/2018	3/31/2018	12/31/2017	9/30/2017	6/30/2017
Noninterest-bearing deposits	$53,963	$53,396	$54,288	$53,489	$52,573
Interest checking	26,969	27,270	26,746	27,000	28,849
Money market and savings	62,105	61,690	61,693	61,450	64,294
Time deposits	13,966	13,847	13,744	13,794	14,088
Foreign office deposits - interest-bearing	673	935	1,488	1,681	459
Total average deposits	$157,676	$157,138	$157,959	$157,414	$160,263

Average deposits for the second quarter were $157.7 billion, up $538 million compared to the prior quarter. Average noninterest-bearing deposits increased $567 million, driven by increases in personal and commercial balances, partially offset by a decrease in public funds balances.

Average interest checking decreased $301 million primarily due to a decrease in public funds balances, partially offset by an increase in commercial balances. Average money market and savings deposits increased $415 million primarily due to an increase in commercial balances partially offset by a decline in public funds balances. Average foreign office deposits decreased $262 million due to changes in the overall funding mix.

Noninterest-bearing deposits represented 34.2% of total average deposits for the second quarter, compared to 34.0% for the prior quarter and 32.8% a year ago. The cost of interest-bearing deposits was 0.57% for the second quarter, up 11 basis points compared to the prior quarter.

Borrowings

At June 30, 2018, short-term borrowings totaled $3.6 billion, a decrease of $1.4 billion compared to December 31, 2017. Short-term borrowings fluctuate based on the Company's funding needs. Long-term debt totaled $24.1 billion at June 30, 2018, an increase of $433 million compared to December 31, 2017. The increase in long-term debt was driven by the issuance of $1.8 billion of senior debt partially offset by normal payments and maturities.

BB&T Corporation 49

Shareholders' Equity

Total shareholders' equity was $29.8 billion at June 30, 2018, up $137 million from December 31, 2017. Significant additions include net income of $1.6 billion. Significant decreases include common and preferred dividends totaling $669 million, $630 million of share repurchases and the OCI net loss of $239 million, primarily due to declines in AFS securities valuations. BB&T's book value per common share at June 30, 2018 was $34.51, compared to $34.01 at December 31, 2017.

Merger-Related and Restructuring Activities

In conjunction with the consummation of an acquisition or the implementation of a restructuring initiative, BB&T typically accrues certain merger-related and restructuring expenses, which may include estimated severance and other personnel-related costs, costs to terminate lease contracts, costs related to the disposal of duplicate facilities and equipment, costs to terminate data processing contracts and other costs associated with the acquisition or restructuring activity. Merger-related and restructuring accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at June 30, 2018 are expected to be utilized within one year, unless they relate to specific contracts that expire later. The following table presents a summary of merger-related and restructuring charges and the related accruals:

Table 12
Merger-Related and Restructuring Charges and Related Accruals

(Dollars in millions)	Accrual at Apr 1, 2018	Expense	Utilized	Accrual at Jun 30, 2018	Accrual at Jan 1, 2018	Expense	Utilized	Accrual at Jun 30, 2018
Severance and personnel-related	$8	$2	$(6)	$4	$14	$5	$(15)	$4
Occupancy and equipment (1)	19	17	(17)	19	20	35	(36)	19
Professional services	1	—	—	1	—	1	—	1
Systems conversion and related costs (1)	—	—	—	—	—	5	(5)	—
Other adjustments	—	5	(2)	3	—	6	(3)	3
Total	$28	$24	$(25)	$27	$34	$52	$(59)	$27

(1)	Includes asset impairment charges.

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

50 BB&T Corporation

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

BB&T uses derivatives primarily to manage economic risk related to securities, commercial loans, MSRs and mortgage banking operations, long-term debt and other funding sources. BB&T also uses derivatives to facilitate transactions on behalf of its clients. As of June 30, 2018, BB&T had derivative financial instruments outstanding with notional amounts totaling $71.4 billion, with a net fair value loss of $203 million. See Note 14. Derivative Financial Instruments for additional disclosures.

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

BB&T Corporation 51

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

Table 13
Interest Sensitivity Simulation Analysis

Interest Rate Scenario			Annualized Hypothetical Percentage Change in Net Interest Income
Linear Change in Prime Rate	Prime Rate
	Jun 30, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017
Up 200 bps	7.00%	6.25%	3.05%	3.95%
Up 100	6.00	5.25	1.93	2.54
No Change	5.00	4.25	—	—
Down 100	4.00	3.25	(4.64)	(7.20)
Down 150	3.50	N/A	(7.50)	N/A

Rate sensitivity decreased from June 30, 2017, primarily driven by loan and deposit mix changes partially offset by higher balances of fixed rate long-term debt.

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

Beta represents the correlation between overall market interest rates and the rates paid by BB&T on interest-bearing deposits. BB&T applies an average beta of approximately 50% to its non-maturity interest-bearing deposit accounts for determining its interest rate sensitivity. Non-maturity interest-bearing deposit accounts include interest checking accounts, savings accounts and money market accounts that do not have a contractual maturity. Due to current market conditions the actual deposit beta on non-maturity interest-bearing deposits has been less than 25% since rates began to rise in December 2015. However, BB&T expects the beta to increase as rates continue to rise as evidenced by the 41% beta on interest bearing-deposits related to the March 2018 federal funds rate increase. BB&T regularly conducts sensitivity on other key variables to determine the impact they could have on the interest rate risk position. This allows BB&T to evaluate the likely impact on its balance sheet management strategies due to a more extreme variation in a key assumption than expected.

52 BB&T Corporation

The following table shows the effect that the loss of demand deposits and an associated increase in managed rate deposits would have on BB&T’s interest-rate sensitivity position. For purposes of this analysis, BB&T modeled the incremental beta for the replacement of the lost demand deposits at 100%.

Table 14
Deposit Mix Sensitivity Analysis

Linear Change in Rates	Base Scenario at June 30, 2018 (1)	Results Assuming a Decrease in Noninterest-Bearing Demand Deposits

		$1 Billion	$5 Billion
Up 200 bps	3.05%	2.84%	2.01%
Up 100	1.93	1.81	1.29
(1) The base scenario is equal to the annualized hypothetical percentage change in net interest income at June 30, 2018 as presented in the preceding table.

If rates increased 200 basis points, BB&T could absorb the loss of $14.7 billion, or 27.2%, of noninterest-bearing deposits and replace them with managed rate deposits with a beta of 100% before becoming neutral to interest rate changes.

The following table shows the effect that the indicated changes in interest rates would have on EVE. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related and other assets, cash flows and maturities of derivative financial instruments, loan volumes and pricing and deposit sensitivity.

Table 15
EVE Simulation Analysis

Change in Interest Rates	EVE/Assets		Hypothetical Percentage Change in EVE
	Jun 30, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017
Up 200 bps	11.9%	12.1%	(7.3)%	(0.6)%
Up 100	12.5	12.4	(2.7)	1.4
No Change	12.8	12.2	—	—
Down 100	12.5	11.1	(2.9)	(9.6)
Down 150	11.7	N/A	(9.0)	N/A

Market Risk from Trading Activities

BB&T also manages market risk from trading activities which consists of acting as a financial intermediary to provide its customers access to derivatives, foreign exchange and securities markets. Trading market risk is managed through the use of statistical and non-statistical risk measures and limits. BB&T utilizes a historical VaR methodology to measure and aggregate risks across its covered trading BUs. This methodology uses two years of historical data to estimate economic outcomes for a one-day time horizon at a 99% confidence level. The average 99% one-day VaR and the maximum daily VaR for the three months ended June 30, 2018 and 2017, respectively, were each less than $1 million. Market risk disclosures under Basel II.5 are available in the Additional Disclosures section of the Investor Relations site on BBT.com.

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

BB&T monitors the ability to meet customer demand for funds under both normal and stressed market conditions. In considering its liquidity position, management evaluates BB&T’s funding mix based on client core funding, client rate-sensitive funding and national markets funding. In addition, management also evaluates exposure to rate-sensitive funding sources that mature in one year or less. Management also measures liquidity needs against 30 days of stressed cash outflows for Branch Bank and BB&T. To ensure a strong liquidity position, management maintains a liquid asset buffer of cash on hand and highly liquid unpledged securities. BB&T follows the FRB's enhanced prudential standards for purposes of determining the liquid asset buffer. BB&T’s policy is to use the greater of either 5% of total assets or a range of projected net cash outflows over a 30 day period. As of June 30, 2018 and December 31, 2017, BB&T's liquid asset buffer was 14.3% of total assets.

BB&T Corporation 53

BB&T is considered to be a "modified LCR" holding company. BB&T would be subject to full LCR requirements if its assets were to increase above $250 billion or if it were to be considered internationally active. BB&T produces LCR calculations to effectively manage the position of high-quality liquid assets and the balance sheet deposit mix to optimize BB&T's liquidity position. BB&T's LCR was approximately 131% at June 30, 2018, compared to the regulatory minimum for such entities of 100%, which puts BB&T in full compliance with the rule. The LCR can experience volatility due to issues like maturing debt rolling into the 30 day measurement period, or client inflows and outflows. The daily change in BB&T’s LCR averaged less than 2% during the second quarter of 2018 with a maximum change of approximately 5%.

On April 27, 2016, the OCC, the FRB and the FDIC released a notice of proposed rulemaking for the US version of the NSFR. Under the proposal, BB&T will be a "modified NSFR" holding company. BB&T would be subject to full NSFR requirements if it has $250 billion or more in assets or if it were to be considered internationally active. BB&T is evaluating the information in the proposal but does not currently expect a material impact on its results of operations or financial condition.

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

Liquidity at the Parent Company is more susceptible to market disruptions. BB&T prudently manages cash levels at the Parent Company to cover a minimum of one year of projected cash outflows which includes unfunded external commitments, debt service, common and preferred dividends and scheduled debt maturities without the benefit of any new cash infusions. Generally, BB&T maintains a significant buffer above the projected one year of cash outflows. In determining the buffer, BB&T considers cash requirements for common and preferred dividends, unfunded commitments to affiliates, being a source of strength to its banking subsidiary and being able to withstand sustained market disruptions that could limit access to the capital markets. At June 30, 2018 and December 31, 2017, the Parent Company had 27 months and 29 months, respectively, of cash on hand to satisfy projected contractual cash outflows, and 22 months and 23 months, respectively, taking into account common stock dividends.

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

Branch Bank has several major sources of funding to meet its liquidity requirements, including access to capital markets through issuance of senior or subordinated bank notes and institutional CDs, access to the FHLB system, dealer repurchase agreements and repurchase agreements with commercial clients, access to the overnight and term Federal funds markets, use of a Cayman branch facility, access to retail brokered CDs and a borrower in custody program with the FRB for the discount window. At June 30, 2018, Branch Bank has approximately $82.4 billion of secured borrowing capacity, which represents approximately 7.6 times the amount of one year wholesale funding maturities.

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

54 BB&T Corporation

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

Table 16
Capital Under Basel III

	Minimum Capital	Well-Capitalized	Minimum Capital Plus Capital Conservation Buffer		BB&T Targets
			2018	2019	Operating (1)	Stressed
CET1 capital to risk-weighted assets	4.5%	6.5%	6.375%	7.000%	8.5%	6.0%
Tier 1 capital to risk-weighted assets	6.0	8.0	7.875	8.500	10.0	7.5
Total capital to risk-weighted assets	8.0	10.0	9.875	10.500	12.0	9.5
Leverage ratio	4.0	5.0	N/A	N/A	8.0	5.5

(1)	BB&T's goal is to maintain capital levels above all regulatory minimums.

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

Table 17
Capital Ratios (1)

(Dollars in millions, except per share data, shares in thousands)	Jun 30, 2018	Dec 31, 2017
Risk-based:
CET1 capital to risk-weighted assets	10.2%	10.2%
Tier 1 capital to risk-weighted assets	11.9	11.9
Total capital to risk-weighted assets	13.9	13.9
Leverage ratio	10.0	9.9

Non-GAAP capital measure (2):
Tangible common equity per common share	$21.26	$20.80

Calculation of tangible common equity (2):
Total shareholders' equity	$29,832	$29,695
Less:
Preferred stock	3,053	3,053
Noncontrolling interests	52	47
Intangible assets	10,264	10,329
Tangible common equity	$16,463	$16,266

Risk-weighted assets	$180,190	$177,217
Common shares outstanding at end of period	774,447	782,006

(1)	Current quarter regulatory capital information is preliminary.

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

BB&T Corporation 55

Capital levels remained strong at June 30, 2018. BB&T declared total common dividends of $0.375 per share during the second quarter of 2018, which resulted in a dividend payout ratio of 37.5%. The Company also completed $310 million of share repurchases during the second quarter of 2018, which resulted in a total payout ratio of 77.5%.

Share Repurchase Activity

Table 18
Share Repurchase Activity

(Dollars in millions, except per share data, shares in thousands)	Total Shares Repurchased	Average Price Paid Per Share (1)	Total Shares Repurchased Pursuant to Publicly-Announced Plan (2)	Maximum Remaining Dollar Value of Shares Available for Repurchase Pursuant to Publicly-Announced Plan
April 2018	4,736	$53.81	4,736	$65
May 2018	1,025	53.81	1,025	10
June 2018	—	—	—	—
Total	5,761	53.81	5,761

(1)	Excludes commissions.

(2)
Pursuant to the 2017 Repurchase Plan, announced on June 28, 2017, authorizing up to $1.88 billion of share repurchases over the one-year period ended June 30, 2018. In November 2017, the amount authorized was increased $53 million to $1.93 billion for the same one-year period.

The 2018 Repurchase Plan, announced on June 28, 2018, authorizes up to $1.7 billion of share repurchases over the one-year period ending June 30, 2019. BB&T may not utilize the full share repurchases in order to maintain desired capital levels.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 12. Commitments and Contingencies in the "Notes to Consolidated Financial Statements."

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

56 BB&T Corporation

ITEM 6. EXHIBITS

Exhibit No.	Description	Location
3(i)	Bylaws of the Registrant, as amended and restated April 24, 2018.	Incorporated herein by reference to Exhibit 3(i) of the Current Report on Form 8-K, filed April 24, 2018.
12†	Statement re: Computation of Ratios.	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	XBRL Instance Document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.
101.DEF	XBRL Taxonomy Definition Linkbase.	Filed herewith.
† Exhibit filed with the Securities and Exchange Commission and available upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BB&T CORPORATION (Registrant)

Date:	July 27, 2018	By:	/s/ Daryl N. Bible
Daryl N. Bible
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 27, 2018	By:	/s/ Cynthia B. Powell
Cynthia B. Powell
Executive Vice President and Corporate Controller
(Principal Accounting Officer)

BB&T Corporation 57